Form 10-Q
period 1995-03-31
PIKEVILLE NATIONAL CORP
filed 1995-05-15
CIK 350852

21









               SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC. 20549

                            FORM 10-Q


  [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 1995

                                       or

 [  ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                               THE
                   SECURITIES EXCHANGE ACT OF 1934

               For the transition period from_________to_________

                    Commission file number 0-11129

                 PIKEVILLE NATIONAL CORPORATION
     (Exact name of registrant as specified in its charter)

          Kentucky                                61-0979818
(State   or   other  jurisdiction  of             (I.R.S. Employer
  incorporation or organization)                   Identification No.)

          208 North Mayo Trail
          P.O. Box 2947
          Pikeville, Kentucky                          41501
(address of principal executive offices)               (Zip Code)

     Registrant's telephone number             (606) 432-1414

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

      Common stock - 7,977,247 shares outstanding at March 31, 1995.






PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

      The accompanying information has not been audited by independent public accountants; however, in the opinion of management such information reflects all adjustments necessary for a fair presentation of the results for the interim period. All such adjustments are of a normal and recurring nature.

      The accompanying financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all of the disclosures normally required by generally accepted accounting principles or those normally made in the registrant's annual report on Form 10-K. Accordingly, the reader of the Form 10-Q should refer to the registrant's Form 10-K for the year ended December 31, 1994 for further information in this regard.

  Index to consolidated financial statements:

      Consolidated Balance Sheets                     3
      Consolidated Statements of Income               4
      Consolidated Statements of Cash Flows           5
      Notes to Consolidated Financial Statements      6





















PIKEVILLE NATIONAL CORPORATION
CONSOLIDATED BALANCE SHEETS
                                                   March 31   December 31
(in thousands)                                        1995       1994
Assets:
   Cash and Cash Equivalents
    Cash and due from banks                       $  45,993   $  60,473
    Interest bearing deposits in other financial
      institutions                                    2,729       1,906
    Federal funds sold                               15,599      11,925
     Total cash and cash equivalents                 64,321      74,304
   Securities available for sale                     63,584      82,439
   Securities held to maturity (approximate
      market value of
      $345,706 and $307,837, respectively)          356,723     325,945
   Loans and lease financing, net of unearned
      income                                        913,676     850,647
         Allowance for losses                       (12,192)    (11,015)
         Net Loans and lease financing              901,484     839,632
   Loans held for sale                                6,846       4,131
   Premises and equipment                            39,814      37,149
   Interest receivable                               10,173       9,962
   Excess of cost over net assets acquired (net of
    amortization of $4,532 and $4,315,
    respectively)                                    16,469      10,367
   Other real estate (net of allowance for losses of
      $2,115 and $1,852, respectively)                2,919       4,320
   Other assets                                       8,428       9,528
     Total Assets                              $  1,470,761 $ 1,397,777
Liabilities and Shareholders' Equity:
   Deposits
     Non-Interest bearing                      $    135,514 $   145,288
     Interest bearing                             1,077,863   1,011,474
       Total Deposits                             1,213,377   1,156,762
   Federal funds purchased and securities sold
     under repurchase agreements                     25,606      25,735
   Other short-term borrowings                        1,908       5,419
   Dividends payable                                  1,272       1,220
   Interest payable                                   5,399       4,363
   Other liabilities                                  4,907       4,606
   Advances from Federal Home Loan Bank              78,474      69,760
   Long-term debt                                    24,275      24,944
     Total Liabilities                            1,355,218   1,292,809
Shareholders' Equity:
   Preferred stock, no par value, 300,000 shares
       authorized and unissued
   Common stock, 25,000,000 shares authorized;
     shares issued and outstanding,
     1995-7,977,247; 1994-7,625,299                  39,886      38,126
   Capital surplus                                   27,399      20,788
   Retained earnings                                 49,251      48,085
   Net unrealized depreciation on securities
   available-for-sale, net of tax $159
     and $433, respectively                            (993)     (2,031)
      Total Shareholders' Equity                    115,543     104,968
      Total Liabilities and Shareholders' Equity $1,470,761 $ 1,397,777


PIKEVILLE NATIONAL CORPORATION AND
SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
                                         Three Months Ended

                                              March 31

(in thousands )                           1995         1994
Interest Income:
Interest and fees on loans and lease
  financing                               $21,383     $17,258
Interest and dividends on securities-
  Taxable                                   5,330       4,987
  Tax exempt                                  660         597
Interest on federal funds sold                735         390
Interest on deposits in other
  financial institutions                       49          34
                                           28,157      23,266
Interest Expense:
Interest on deposits                       11,573       8,677
Interest on federal funds purchased
and securities sold under
  repurchase agreements                       374         232
Interest on other short-term
 borrowings                                    46          24
Interest on advances from Federal
   Home Loan Bank                           1,156       1,022
Interest on long-term debt                    510         525
                                           13,659      10,480

Net interest income                        14,498      12,786
Provision for loan losses                   1,046         665
Net interest income after provision
for loan losses                            13,452      12,121


Non-interest income:
Service charges on deposit accounts         1,073         937
Gains on sale of loans, net                    39         370
Insurance commissions                         184         134
Trust income                                  276         398
Securities gains (losses), net                  2          14
Other                                         913         432
                                            2,487       2,285

Non-interest expenses:
Salaries and wages                          4,442       4,224
Employee benefits                           1,348       1,247
Occupancy, net                                817         773
Equipment                                     827         728
Data processing                               585         450
Stationery, printing and office
 supplies                                     408         348
Taxes other than payroll, property
and income                                    403         344
FDIC insurance                                659         623
Other                                       3,010       2,106
                                           12,499      10,843


Income before income taxes                  3,440       3,563
Applicable income taxes                     1,014         993
Net Income                           $      2,426 $     2,570


Net income per share:
  Primary                            $       0.31 $      0.34
  Fully diluted                              0.31        0.34
Average shares outstanding
  Primary                                   7,873       7,629
  Fully diluted                             7,873       7,629




PIKEVILLE NATIONAL CORPORATION                 Three Months Ended

CONSOLIDATED STATEMENT OF CASH FLOWS                   March 31

                                                1995         1994
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                     2,426        2,570
  Adjustments to reconcile net income to net
   cash provided by operating activities:
  Depreciation and amortization                    973          829
  Provision for loan and other real estate
   losses                                        1,150          665
  Securities gains, net                             (2)         (14)
  Gain on sale of loans, net                       (39)        (370)
  Gain on sale of assets                          (169)         (24)
  Net amortization of securities premiums          266          463
  Loans originated for sale                     (6,464)     (18,806)
  Proceeds from sale of loans                    3,788       25,851
  Changes in:
    Interest receivable                            150          255
    Interest payable                               752         (454)
    Other liabilities                              262        4,620
    Other assets                                 1,451       (5,582)
  Net cash provided by operating activities      4,544       10,003

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from maturity of securities
    available-for-sale                          33,847        2,461
  Proceeds from maturity of securities held-
    to-maturity                                  3,859       34,760
  Proceeds from principal payments on
    mortgage backed securities                  85,705       12,685
  Purchases of securities available-for-sale    (5,365)      (3,055)
  Purchase of securities held-to-maturity      (23,517)     (18,324)
  Purchase of mortgage backed securities       (98,216)     (52,283)
  Net change in loans                          (13,253)     (11,286)
  Purchase of premises, equipment and other
    real estate                                 (1,653)      (1,078)
  Proceeds from sale of premises and
     equipment                                      31          142
  Proceeds from sale of other real estate        1,516          260
       Net cash used in investing activities   (17,046)     (35,718)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net change in deposits                        10,296       (1,986)
  Net change in federal funds purchased and
     securities sold under
     repurchase agreements                      (5,129)       7,516
  Net change in short-term borrowings           (3,511)      (2,189)
  Advances from Federal Home Loan Bank           1,300        9,511
  Repayments of advances from Federal Home
     Loan Bank                                  (1,643)      (1,352)
  Payments on long-term debt                      (669)      (7,953)
  Proceeds from issuance of common stock           257        7,550
  Dividends paid                                (1,220)      (1,053)
      Net cash provided by (used in)
       financing activities                       (319)      10,044
      Net increase (decrease in cash and cash
       equivalents                             (12,821)     (15,671)


  Cash and cash equivalents at beginning of
    year                                        74,304      103,573
  Cash and cash equivalents of acquired banks    2,838            0
  CASH AND CASH EQUIVALENTS AT END OF PERIOD    64,321       87,902






NOTES TO  CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Summary of Significant Accounting Policies

     Basis of Presentation - The accompanying information has not been audited by independent public accountants; however, in the opinion of management such information reflects all adjustments necessary for a fair presentation of the results for the interim period. All such adjustments are of a normal and recurring nature.

     The accompanying financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all the disclosures normally required by generally accepted accounting principles or those normally made in the Corporation's Annual Report on Form 10-K. Accordingly, the reader may wish to refer to the Corporation's Form 10-K for the year ended December 31, 1994 for other information in this regard. The financial statements and footnotes are included in the Corporation's Annual Report to Shareholders, to which the reader is hereby referred.

     The accounting and reporting policies of Pikeville National
Corporation (the "Company"), and its subsidiaries on a consolidated basis conform to generally accepted accounting principles and general practices within the banking industry.

     Principles of Consolidation - The unaudited consolidated financial statements include the accounts of the Company, Pikeville National Bank & Trust Company and its subsidiary, First Security Bank and Trust Company, Commercial Bank, Exchange Bank of Kentucky, Farmers National Bank, Farmers-Deposit Bank, First American Bank and Community Trust Bank, FSB and its subsidiary. All significant intercompany transactions have been eliminated in consolidation.


Note 2 - Securities

As of January 1, 1994, the Company changed its accounting for debt and equity securities to adopt Statement of Financial Accounting Standards No. 115, ("SFAS 115"), "Accounting for Certain Investments in Debt and Equity Securities." Accordingly, securities are classified into held-to-maturity, available-for-sale, and trading categories. Held-to-maturity securities are those which the Company has the positive intent and ability to hold to maturity, and are reported at amortized cost. Available-for-sale securities are those which the Company may decide to sell if needed for liquidity, asset-liability management, or other reasons. Available-for sale securities are reported at fair value, with unrealized gains or losses included as a separate component of equity, net of tax.


The amortized cost and fair value of securities available-for-sale are as of March 31, 1995 summarized as follows:

                                                   Amortized      Fair
(in thousands)                                        Cost       Value

U.S. Treasury and government agencies                   $7,635   $7,910
Mortgage-backed pass through certificates                9,917    9,907

Collateralized mortgage obligations                      9,795    9,597
Other debt securities                                    4,590    4,548

     Total  debt securities                             31,937   31,962
Equity securities                                       32,515   31,622
                                                       $64,452  $63,584

The amortized cost and fair value of securities held-to-maturity as of March 31, 1995 are summarized as follows:

                                                     Amortized    Fair
(in thousands)                                         Cost       Value

U.S. Treasury and government agencies                 $112,027   $110,683
States and political subdivisions                       50,571     46,358
Mortgage-backed pass through
     certificates                                       54,965     53,460
Collateralized mortgage obligations                    133,084    129,405
Other debt securities                                    6,076      5,800
     Total Securities                                 $356,723   $345,706


Note 3 - Loans

Major classifications of loans are summarized as follows:

                                         March 31    December 31
(in thousands)                               1995       1994
Commercial, secured by real estate         $221,519   $220,066
Commercial, other                           182,659    172,199
Real Estate Construction                     43,442     43,161
Real Estate Mortgage                        306,947    271,478
Consumer                                    152,282    135,824
Equipment Lease Financing                     6,827      7,919
                                           $913,676   $850,647




Note 4 - Allowance for Loan Losses

Changes in the allowance for loan losses are as follows:

                                       March 31       March 31
                                        1995           1994
(in thousands)
Balance January 1                      $11,015       $11,960
Allowances of acquired banks               376
Additions to reserve charged against
   Operations                            1,046           665
Recoveries                                 351           211
Loans charged off                         (596)         (951)
Balance End of Period                  $12,192       $11,885

Effective January 1, 1995 the Company adopted FASB Statement No.
114. This Statement requires impaired loans to be measured to the present value of future cash flows or, as a practical expedient, at the fair value of collateral. Upon adoption, the Company recorded no additional loan loss provision.

          The carrying values of impaired loans are periodically adjusted to reflect cash payments, revised estimates of future cash flows, and increases in the present value of expected cash flows due to the passage of time. Cash payments representing interest income are reported as such. Other cash payments are reported as reductions in carrying value, while increases or decreases due to changes in estimates of future payments and due to the passage of time are reported as bad debt expense, if reductions, or otherwise as interest income. Information regarding impaired loans is as follows for the period ended March 31.

(in thousands)                                          1995
Average investment in impaired loans                   5,738

Interest income recognized on impaired loans
  Including interest income recognized on
  cash basis                                              18

Interest income recognized on impaired loans
  on a cash basis                                         18

Information regarding impaired loans at March 31, 1995 is as follows.
(in thousands)                                          1995
Balance of impaired loans                              5,697
Less portion for which no allowance for loan
  losses is allocated                                  3,010
Portion of impaired loan balance for which an
  allowance for credit losses is allocated             2,687

Portion of allowance for loan losses allocated
  to the impaired loan balance                           592


Note 5 - Long-Term Debt

Long-Term Debt consists of the following:

                                       March 31   December 31
                                         1995        1994
(in thousands)
Senior Notes                          $17,230     $17,230
Bank Note                               4,000       4,000
Industrial Revenue Development Bonds      854       1,500
Kentucky Housing Corporation              467         467
Obligations under capital lease         1,604       1,614
Other                                     120         133
                                      $24,275     $24,944

       The bank note and related loan agreement require the maintenance of certain capital and operational ratios, all of which have been complied with on March 31, 1995.

     Refer to the 1994 Annual Report to Shareholders for information concerning rates and assets securing long-term debt.





Item 2.   Management's Discussion and Analysis of Financial
Condition           and Results of Operations


Acquisitions

     On February 2, 1995, the Company acquired all of the outstanding stock of Community Bank of Lexington, Inc., Lexington, Kentucky ("Community Bank"). In connection with the acquisition, the Company issued approximately 366 thousand shares of common stock with a market price of $24 per share. The transaction was accounted for as a purchase with approximately $6.3 million of goodwill recognized in the transaction.
Community Bank had assets of approximately $61 million at the time of acquisition. On March 31, 1995, the offices of Community Bank became branches of Pikeville National Bank and Trust Company, the lead bank of the Company.
     The Company also has definitive agreements in place for the acquisition of Woodford Bancorp, Inc., Versailles, Kentucky ("Woodford") and Commercial Bank of Middlesboro, Middlesboro, Kentucky ("Middlesboro").
     The acquisition of Woodford is expected to be consummated on May 31, 1995 and will be accounted for as a pooling-of-interests. Each of Woodford's 43 thousand outstanding shares of common stock will be exchanged for 20 shares of the Company's common stock, subject to an increase in certain circumstances based on the market price of the Company's common stock. Woodford has total assets of approximately $102 million.
     The acquisition of Middlesboro is expected to be consummated on June 30, 1995 and will be accounted for as a purchase. The Company will acquire Middlesboro's 150 thousand shares of outstanding common stock for $14.4 million in cash. Goodwill of approximately $6 million is expected to be recognized in the transaction. Middlesboro has total assets of approximately $93 million. The Company expects to use a combination of internally generated funds and long-term debt to finance the acquisition.


Income Statement Review

     Net income for the three months ended March 31, 1995 was $2.4 million or $0.31 per share compared to $2.6 million or $0.34 per share for the same period in 1994. Fully diluted earnings per share was the same as primary earnings per share for the three month periods in both 1995 and 1994. The following table sets forth on an annualized basis the return on average assets and return on average shareholders' equity for the three months ended March 31, 1995 and 1994:

                                                 Three Months Ended
                                                      March 31
                                                    1995   1994

Return on average shareholders' equity              8.63%   10.07%
Return on average Assets                            0.67%    0.76%


     Net income for the three months ended March 31, 1995 decreased 5.6%, as compared to the same period in 1994. Net interest income for the three months ended March 31 increased $1.7 million or 13.4% for 1995 as compared to the same period in 1994. Provision for loan losses increased $0.4 million or 57.3% for the first quarter of 1995 as compared to 1994. Gains on securities and from the sale of loans both declined for the three months ended March 31, 1995 as compared to 1994. Gains on sale of loans declined $0.3 million or 89.5% for the three month period and securities gains declined $12 thousand for 1995 as compared to 1994. Non-interest expenses increased by $1.7 million or 15.3% for the three months and non-interest income, exclusive of gains from sales of loans and securities, increased by $0.5 million or 28.7% for 1995 as compared to 1994.


Net Interest Income

     Net interest income for the three months ended March 31, 1995 increased 13.4% or $1.7 million from the same period in 1994. For the three month period, yield on interest earning assets was ninety basis points higher and cost of interest bearing funds was eighty-one basis points higher for 1995 as compared to 1994. This contributed to the rise in net interest margin as it increased twenty basis points in 1995 over the same period in 1994, rising from 4.32% to 4.52%. Much of this is due to the growth in loans, our highest yielding asset. Average loans as a percentage of average earning assets increased from 64.11% in the first quarter of 1994 to 66.22% in the first quarter of 1995.

     The following table summarizes the net interest spread and net interest margin for the three months ended March 31, 1995 and 1994.

                                              Three Months Ended
                                                    March 31
                                                    1995  1994

Yield on  average interest earning assets           8.64%  7.74%
Cost of average interest bearing funds              4.66%  3.85%
Net  interest spread                                3.98%  3.89%
Net interest margin                                 4.52%  4.32%


Provision for loan losses

     An analysis of the changes in the allowance for loan losses and selected ratios is set forth below.

                                                   Three Months Ended
                                                        March 31
                                                     1995      1994
(in thousands)

Allowance  Balance at January 1                   $11,015    $11,960
Balances of acquired Banks                            376          0
Provision for loan losses                           1,046        665
Recoveries                                            351        211
Losses charged against allowance                    (596)       (951)
Allowance Balance at March 31                     $12,192    $11,885

Allowance for loan losses to period-end loans       1.33%      1.48%
Average loans, net of  unearned income            891,904    798,131
Provision for loan losses to average loans,
     annualized                                     0.47%      0.34%
Loan charge-offs, net of recoveries to average loans,
     annualized                                     0.11%      0.38%


     The increase in the provision for loan losses was not due to losses in the portfolio, as evidenced by the low ratio of charge-offs to average loans, but was a general build-up due to growth in the loan portfolio. Total net charge-offs for the three months declined from $0.7 million or 0.38% of average loans to $0.2 million or 0.11% of average loans for 1995 as compared to 1994. The Company's nonperforming assets (nonaccrual loans and repossessed properties) as a percentage of total loans and foreclosed properties decreased from 1.78% at December 31, 1994 to 1.57% at March 31, 1995.
     The following table compares certain ratios of the Company at March 31, 1995 to its peer group, which consists of bank holding companies with total assets of between $1 billion and $3 billion. Peer group ratios are as of December 31, 1994, the most recent information available.

                                             Company   Peer Group

Allowance for loan losses to period-end loans  1.33%      1.73%
90 days past due and non-accrual loans
     to total loans                            1.27%      0.99%
Non-accrual loans to total loans               0.97%      0.78%


     Problem loans are reviewed on a monthly basis and specific allocations are made based on review of collateral and payment ability of the borrower. Loans are fully reserved when review determines that there is an inability to pay and the liquidation value of collateral is insufficient. Loans 90 days or more past due are placed on non-accrual. The Company has an internal loan review department which is responsible for reviewing the loan portfolios of all subsidiary banks.
     Any loans classified by regulatory examiners as loss, doubtful, substandard or special mention that are not included in non-performing loans do not (1) represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity or capital resources or (2) represent material credits about which management is aware of any information which would cause management to have serious doubt as to the ability of the borrowers to comply with the loan repayment terms. The Company is unaware of any trends, events or uncertainties that will have, or that are reasonably likely to have, a material effect on the status of its non-performing loans.
     In May 1993, the Financial Accounting Standards Board issued SFAS No. 114, Accounting By Creditors For Impairment of a Loan. SFAS No. 114 requires that allowances for loan losses on impaired loans be determined using the present value of the estimated future cash flows of the loans, discounted at the loan's effective interest rate. A loan is considered impaired when it is probable that all principal and interest amounts will not be collected according to the loan contract. SFAS No. 114 is effective for fiscal years beginning after December 15, 1994.
The Company adopted SFAS No. 114, as required, on January 1, 1995. The effect of adopting the new guidance was not material to the Corporation's consolidated financial statements.

Non-interest Income

     Total non-interest income, including securities gains and losses and gains from sale of loans, increased $0.2 million or 8.8% for the three months ended March 31, 1995 as compared to the same period in 1994. Exclusive of securities gains and losses and gains from sale of loans, non-interest income increased from $1.9 million to $2.4 million for the three months ended March 31, 1995, as compared to 1994. Gains from sale of loans declined from $0.4 million to $39 thousand for the three months ended March 31, 1995, as compared to the same periods in 1994. Non-interest income was up 28.7% for the three months, exclusive of gains from loan sales and securities transactions, as compared to the same periods in 1994. The largest portion of the increase in the three months was an increase in other non-interest income, which increased from $0.4 million to $0.9 million or 111.3% for the first three months of 1995, as compared to 1994. The largest portion of the increase, $0.3 million, was due to the sale of the deposits in connection with the sale of a branch of the Company's savings bank affiliate. Service charges on deposit accounts and insurance commissions also increased for the first quarter of 1995 as compared to 1994, while trust income declined for 1995 as compared to the same period in 1994.

 Non-interest Expenses

     Non-interest expenses increased by $1.7 million or 15.3% for the three months ended March 31, 1995, as compared to the same period in 1994. Of the increase, the largest portion was due to an increase in other non-interest expense, which rose 43.0% from $2.1 million to $3.0 million from the first quarter of 1994 to the first quarter of 1995. Increases in legal and professional fees accounted for $0.4 million of the $0.9 million increase, with a large portion due to the Company's ongoing acquisitions. The implementation of the Company's profit improvement plans has also contributed to the increase in other non-interest expense, and is expected to also negatively impact earnings during the second quarter of 1995.
     Salaries and employee benefits increased $0.3 million or 5.8% for the first quarter of 1995 as compared to 1994, the largest dollar increase of any other category. All other categories of non-interest expense also increased.


Balance Sheet Review

     Total assets increased by $73.0 million or an annualized rate of 20.9% from December 31, 1994 to March 31, 1995. Of this increase, approximately $61 million was due to the acquired assets of Community Bank. Loans net of unearned interest experienced the greatest growth as it increased by $63.0 million or an annualized rate of 29.6% while cash and cash equivalents decreased by $10.0 million as the Company was able to place more of its resources in higher earning assets. Of the loan growth, approximately $50 million was due to the acquisition of Community Bank.
     Most of the asset growth was funded by growth in deposits as deposits increased $56.6 million or an annualized rate of 19.6%. Approximately $44 million of the growth in deposits came from the acquisition of Community Bank. No other asset liability category experienced significant growth except advances from the Federal Home Loan Bank, which increased from $69.8 million at December 31, 1994 to $78.5 million at March 31, 1995. The majority of the increase was due to the Community Bank acquisition.


Loans

     Loans increased $63.0 million or an annualized rate of 29.6% from December 31, 1994 to March 31, 1995, with $50 million of the growth coming from the acquisition of Community Bank. Most loan categories experienced healthy growth as residential mortgage loans grew $35.5 million, other commercial loans grew $10.5 million and consumer loans grew $16.5 million while real estate construction and commercial real estate loans grew by lesser amounts and equipment lease financing declined slightly.

     Non-accruing and 90 days past due loans decreased from 1.28% of net loans at December 31, 1994 to 1.26% at March 31,
1995. Non accrual loans increased 2 basis points from 0.95% of net loans at December 31, 1994 to March 31, 1995. 90 days past due loans as a percent of net loans decreased 4 basis points from 0.33% to 0.29%. The reserve for loan losses increased from 1.29% of net loans at December 31, 1994 to 1.33% of net loans at March 31, 1995. The reserve for loan losses as a percentage of loans
90 days past due and non-accrual loans increased from 100.77% at December 31, 1994 to 105.52% at March 31, 1995. Pikeville National Corporation has no restructured loans at March 31, 1995.





     The following table summarizes the Company's loans that are non-performing or past due 90 days or more at March 31, 1995 and December 31, 1994:


                               As a % of     Accruing Loans  As a % of
                 Non-accrual  Loan Balances   Past Due 90   Loan Balances
                   Loans       by Category   Days or More    by Category

(in Thousands)
March 31, 1995
Commercial loans,
 secured by
 real estate     $3,795       1.71%          $  481         0.22%

Commercial loans,
 other            3,597       1.90%             737         0.39%

Consumer loans,
 secured by
 real estate      1,428       0.41%           1,252         0.36%

Consumer loans,
 other               42       0.03%             267         0.18%
TOTAL            $8,862       0.97%          $2,737         0.30%

December 31, 1994
Commercial loans,
 secured by
 real estate     $5,193       2.36%          $  762         0.35%

Commercial loans,
 other            1,678       0.93%             520         0.29%

Consumer loans,
 secured by
 real estate      1,199       0.38%           1,145         0.36%

Consumer loans,
 other               23       0.02%             411         0.30%
 TOTAL           $8,093       0.95%          $2,838         0.33%


Allowance for loan losses

     Management analyzes the adequacy of its allowance for loan losses on a quarterly basis. The loan portfolio of each subsidiary bank is analyzed by each major loan category, with a review of the following areas: (i) specific allocations based upon a review of selected loans for loss potential; (ii) an allocation which estimates reserves based upon the remaining pool of loans in each category derived from historical net charge-off data, delinquency trends and other relevant factors; and (iii) an unallocated portion of the allowance which provides for a margin of error in estimating the allocations described above and provides for risks inherent in the portfolio which may not be specifically addressed elsewhere.

     Concentrations of credit are monitored through the use of a subclassification coding system. A concentration of credit is defined as a direct, indirect, or contingent obligation exceeding 25% of a subsidiary bank's primary capital. Management has currently identified concentrations of credit in the coal industry, apartment complexes, shopping centers, lodging and medical services. In order to manage the risks associated with concentrations of credit, management has taken the following actions: (i) developed expertise, lending policies and guidelines, in making loans within specific industries; (ii) changed the composition of loans to the coal industry by making loans to larger, better capitalized companies which are in a better position to react to changes in the coal industry; and
(iii) established procedures for monitoring all credits, including the establishment of a company-wide internal loan review department.

     Off-balance sheet risk is addressed by including letters of credit in the Company's reserve adequacy analysis and through a monthly review of all letters of credit outstanding, including deteriorating letters of credit in completing the Company's loan review and problem loan analysis. Volume and trends in delinquencies are monitored monthly by management and the boards of directors of the respective subsidiary banks.

Securities

     The Company uses its securities held to maturity for production of income and to manage cash flow needs through expected maturities. The company uses its securities available for sale for income and for balance sheet liquidity management. The book value of securities held to maturity increased $30.8 million from $325.9 million at December 31, 1994 to $356.78 million at March 31, 1995. Securities available for sale decreased $18.8 million from $82.4 million at December 31, 1994 to $63.6 million at March 31, 1995. Total securities as a percentage of the Company's assets decreased during the three month period, as securities accounted for 29.2% of total assets at December 31, 1994 and 28.6% of total assets at March 31, 1995.

Liquidity and Capital Resources

     The Company's objective is to ensure that funds are available at the subsidiary banks to meet deposit withdrawals and credit demands without unduly penalizing profitability. The Company continues to identify ways to provide for liquidity on both a current and long-term basis. On a long-term basis, the subsidiary banks rely mainly on core deposits, certificates of deposits of $100,000 or more, repayment of principal and interest on loans and federal funds sold and purchased. The subsidiary banks also rely on the sale of securities under repurchase agreements, securities available for sale and Federal Home Loan Bank borrowings.

     Deposits increased $56.6 million or an annualized rate of 19.6% from December 31, 1994 to March 31, 1995, of which approximately $46 million was from the acquisition of Community Bank. This growth has allowed the Company to remain liquid in a time of increasing loan demand requiring more funding than has been needed in recent years.

     Due to the nature of the markets served by the subsidiary banks, management believes that the majority of deposits of $100,000 or more are no more volatile than its core deposits. During the recent period of low interest rates, these deposit balances remained stable as a percentage of total deposits. In addition, arrangements have been made with two correspondent banks for the purchase of federal funds on an unsecured basis up to an aggregate of $20,000,000, if necessary, to meet the Company's liquidity needs.

     The Company owns $63.6 million of securities designated as available for sale and valued at market which are available to meet liquidity needs on a continuing basis. The Company also relies on Federal Home Loan Bank advances for both liquidity and management of its asset/liability position. On an increasing basis, the Company matches the maturity of these advances primarily with pools of residential mortgage loans which are not sold in the secondary market, some of which have maturities of ten to fifteen years. Federal Home Loan Bank advances increased from $69.8 million at December 31, 1994 to $78.5 million at March 31, 1995. This amount is in compliance with the Company's borrowing limits under applicable Federal Home Loan Bank guidelines.

     The Company generally relies upon net inflows of cash from financing activities, supplemented by net inflows of cash from operating activities, to provide cash used in its investing activities. As is typical of many financial institutions, significant financing activities include deposit gathering, use of short-term borrowing facilities such as federal funds purchased and repurchase agreements and the issuance of long-term debt. The Company's primary investing activities include purchases of investment securities and loan originations.

     In conjunction with maintaining a satisfactory level of liquidity, management monitors the degree of interest rate risk
assumed on the balance sheet.   The Company monitors its interest
rate risk by the use of static and dynamic gap models at the one year interval. The static gap monitors the difference in interest rate sensitive assets and interest rate sensitive liabilities as a percentage of total assets that mature within the specified time frame. The dynamic gap goes further in that it assumes that interest rate sensitive assets and liabilities will be reinvested. The Company uses an outside vendor utilizing the Sendero system to monitor its interest rate risk.

     The Company's principal source of funds is dividends received from the subsidiary banks. Various federal and state statutory provisions, as well as regulatory policies and directives, limit the amount the subsidiary banks can pay to the Company without regulatory approval. Under these regulations, the amount of dividends that may be paid by any subsidiary bank in any calendar year is generally limited to the current year's net profits combined with its retained net profits for the preceding two years. For the year 1995, the subsidiary banks could declare dividends of approximately $7.7 million plus any 1995 net profits retained to the date of declaration without prior regulatory approval.

     The primary source of capital of the Company is retained earnings. The Company declared dividends of $0.16 per share for the first three months of 1995 and $0.15 for the first three months of 1994 while earnings per share for the periods were $0.31 and $0.34 per share, respectively. The Company retained 48 percent of earnings for the first three months of 1995. The Company's leverage, Tier 1 capital, and Total risk based capital ratios at March 31, 1995 were 6.90%, 10.50%, and 11.77%, compared to regulatory minimums of 4.0%, 4.0%, and 8.0%, respectively.

     The Company's subsidiaries meet the applicable minimum regulatory capital requirements at March 31, 1995. The Company remains comfortably above the minimum regulatory capital requirements. The Banking regulators may alter minimum capital requirements as a result of revising their internal policies and their ratings of the Company's subsidiary banks.

     As of March 31, 1995, management is not aware of any current recommendation by banking regulatory authorities which if they were to be implemented would have, or are reasonably likely to have, a material adverse effect on the Company's liquidity, capital resources or operations.





PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                       None

Item 2.  Changes in Securities                   None

Item 3.  Defaults Upon Senior Securities         None

Item 4.  Submission of Matters to a vote
          of Security Holders                    None

Item 5.  Other Information                       None

Item 6.  Exhibits and Reports on Form 8-K        None





                           SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Corporation has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                 PIKEVILLE NATIONAL CORPORATION
                               by




Date:  May 12, 1995                Richard M. LevySignature
                                   Richard M. Levy
                                   Senior Vice President
                                   Principal Financial Officer