Form 10-Q/A
period 1995-03-31
PIKEVILLE NATIONAL CORP
filed 1995-07-05
CIK 350852

3









               SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC. 20549

                           FORM 10-Q/A


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

                    Commission file number 0-11129

                 PIKEVILLE NATIONAL CORPORATION
     (Exact name of registrant as specified in its charter)

          Kentucky                                61-0979818
(State   or  other  jurisdiction  of              (I.R.S. Employer
 incorporation or organization)                    Identification No.)

          208 North Mayo Trail
               P.O. Box 2947
          Pikeville, Kentucky                          41501
(address of principal executive officer)               (Zip Code)

     Registrant's telephone number             (606) 432-1414

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to filing requirements for the past 90 days. Yes X No

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

      Common  stock - 7,977,247 shares outstanding at March   31,
1995

PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K
     a.  Exhibits
         Exhibit 27.  Financial Data Schedule

     b.  Reports on Form 8-K
         No reports have been filed on form 8-K
         during this quarter.

                           SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Corporation has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                 PIKEVILLE NATIONAL CORPORATION
                               by




Date:  July  5, 1995               Richard M. Levy
                                   Richard M. Levy
                                   Senior Vice President
                                   Principal Financial Officer