Form 10-Q
period 1995-06-30
PIKEVILLE NATIONAL CORP
filed 1995-08-14
CIK 350852

SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, DC. 20549

                          FORM 10-Q


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended June 30, 1995

                                     or

 [  ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                           OF THE
                 SECURITIES EXCHANGE ACT OF 1934

             For thetransition period from_________to_________

                    Commission file number 0-11129

               PIKEVILLE NATIONAL CORPORATION
   (Exact name of registrant as specified in its charter)

          Kentucky                                61-0979818
(State  or  other jurisdiction of               (I.R.S.Employer
 incorporation or organization)                 Identification No.)

          208 North Mayo Trail
               P.O. Box 2947
          Pikeville, Kentucky                          41501
(address of principal executive offices)             (Zip Code)

      Registrant's telephone number              (606)  432-1414

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

     Common stock - 8,947,809 shares outstanding at June 30,
1995

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

  Index to consolidated financial statements:

      Consolidated Balance Sheets                     3
      Consolidated Statements of Income               4
      Consolidated Statements of Cash Flows           5
      Notes to Consolidated Financial Statements      6

PIKEVILLE NATIONAL CORPORATION
CONSOLIDATED BALANCE SHEETS                   June 30   December 31
(in thousands)                                  1995      1994

Assets:
   Cash and Cash Equivalents
    Cash and due from banks                  $ 58,495  $ 64,267
    Interest bearing deposits in
     other financial institutions                 953     1,906
    Federal funds sold                         62,360    13,925
     Total cash and cash equivalents          121,808    80,098
   Securities available for sale               99,365    87,415
   Securities held to maturity (fair value of
      $345,125 and $345,110, respectively)    347,313   363,546
   Loans and lease financing,
     net of unearned income                 1,052,842   902,323
   Less: Allowance for losses                 (15,850)  (12,978)
         Net Loans and lease financing      1,036,992   889,345
   Loans held for sale                          3,589     4,131
   Premises and equipment, net                 45,803    38,765
   Interest receivable                         12,701    11,242
   Excess of cost over net assets acquired (net of
    amortization of $4,785 and $4,315,
    respectively                               20,612    10,367
   Other real estate (net of allowance for losses of
      $973 and $1,852, respectively)            3,744     4,320
   Other assets                                11,932    10,205
     Total Assets                          $1,703,859$1,499,434

Liabilities and Shareholders' Equity:
   Deposits
     Non-Interest bearing                    $187,600  $159,633
     Interest bearing                       1,229,931 1,086,754
       Total Deposits                       1,417,531 1,246,387
   Federal funds purchased and securities
     sold under repurchase agreements          26,309    25,735
   Other short-term borrowings                    759     5,419
   Dividends payable                            1,435     1,220
   Interest payable                             6,195     4,634
   Other liabilities                            9,134     4,699
   Advances from Federal Home Loan Bank        76,964    69,760
   Long-term debt                              35,764    24,944
     Total Liabilities                      1,574,091 1,382,798

Shareholders' Equity:
   Preferred stock, no par value, 300,000 shares
     authorized and unissued
   Common stock,  $5 par value, 25,000,000 shares authorized;
     shares issued and outstanding,
     1995-8,947,809; 1994-8,592,287            44,739    42,961
   Capital surplus                             27,448    20,788
   Retained earnings                           57,992    54,928
   Net unrealized depreciation on securities available
     for sale, net of tax                        (411)   (2,041)
      Total Shareholders' Equity              129,768   116,636

      Total Liabilities and
      Shareholders'Equity                  $1,703,859$1,499,434
See notes to consolidated financial statements.

PIKEVILLE NATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME  Three Months       Six Months
                                     Ended              Ended
                                       June 30          June 30
(in thousands)                       1995    1994     1995    1994
Interest Income:
Interest and fees on loans and
 leasefinancing                    $24,158 $18,821 $ 46,670 $37,090
Interest and dividends on securities-
   Taxable                           6,180   5,925   12,106  11,644
   Tax exempt                          747     793    1,514   1,494
Interest on federal funds sold         878     418    1,637     821
Interest on deposits in other           33      33       82      67
                                    31,996  25,990   62,009  51,116
Interest Expense:
Interest on deposits                13,797   9,488   26,155  18,877
Interest on federal funds purchased and securities
   sold under repurchase agreements    327     268      701     500
Interest on other short-term borrow     22      22       68      46
Interest on advances from Federal H  1,204   1,038    2,360   2,060
Interest on long-term debt             512     514    1,022   1,039
                                    15,862  11,330   30,306  22,522

Net interest income                 16,134  14,660   31,703  28,594
Provision for loan and lease losses  1,322   2,482    2,393   3,247
Net interest income after provision 14,812  12,178   29,310  25,347

Non-interest income:
Service charges on deposit accounts  1,228   1,156    2,389   2,180
Gains on sale of loans, net            101     131      140     501
Insurance commissions                  237     246      421     380
Trust income                           376     345      683     771
Securities gains (losses), net           0       2        5      16
Other                                  754     481    1,724     950
                                     2,696   2,361    5,362   4,798
Non-interest expenses:
Salaries and wages                   4,576   4,225    9,311   8,748
Employee benefits                    1,336   1,252    2,766   2,568
Occupancy, net                       1,096     782    2,052   1,695
Equipment                              861     824    1,730   1,629
Data processing                        577     595    1,162   1,045
Stationery, printing and office sup    239     367      664     733
Taxes other than payroll, property     479     374      882     723
FDIC insurance                         669     626    1,328   1,249
Other                                3,237   2,733    6,352   4,947
                                    13,070  11,778   26,247  23,337


Income before income taxes           4,438   2,761    8,425   6,808
Income taxes                         1,598     628    2,612   1,630
Net Income                           2,840   2,133 $  5,813   5,178

Earnings per share:
  Primary                             $0.32   $0.25    $0.65   $0.60
  Fully diluted                        0.32    0.25     0.65    0.60

Average  shares outstanding
  Primary                             8,962   8,603    8,898   8,600
  Fully diluted                       8,962   8,603    8,898   8,600
See notes to consolidated financial statements.

PIKEVILLE NATIONAL CORPORATION                       Six Months Ended
CONSOLIDATED STATEMENT OF CASH FLOWS                 June 30
(in thousands)                                         1995      1994
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                       $  5,813  $  5,178
   Adjustments to reconcile net income to net cash
     provided by operating activities:
   Depreciation and amortization                       1,724     1,715
   Provision for loan and other real estate losses     2,412     3,363
   Securities gains, net                                  (5)      (16)
   Gain on sale of loans, net                           (140)     (501)
   (Gains) losses on sale of assets, net                 (33)       90
   Net amortization of securities premiums               360       849
   Sales of securities available for sale                383
   Loans originated for sale                          (5,316)  (37,901)
   Proceeds from sale of loans                         5,998    34,856
   Changes in:
     Interest receivable                                (358)     (155)
     Interest payable                                    775      (255)
     Other liabilities                                 3,474      (218)
     Other assets                                     (1,465)      492
   Net cash provided by operating activities          13,622     7,497
CASH FLOWS FROM INVESTING ACTIVITIES:
   Payments to acquire net assets of subsidiaries    (14,918)
   Proceeds from maturity of securities available-for 35,160    12,515
   Proceeds from maturity of securities held-to-matur122,015    45,240
   Proceeds from principal payments of mortgage backe 11,740    22,062
   Purchases of securities available-for-sale        (15,871)   (4,283)
   Purchase of securities held-to-maturity           (23,892)  (19,825)
   Purchase of mortgage backed securities            (98,216)  (55,850)
   Net change in loans                               (36,019)  (18,425)
   Purchase of premises, equipment and other real est (2,588)   (2,998)
   Proceeds from sale of premises and equipment          100       269
   Proceeds from sale of other real estate             1,768       594
        Net cash used in investing activities        (20,721)  (20,701)
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net change in deposits                             35,331     4,275
   Net change in federal funds purchased and securities sold
     under repurchase agreements                      (4,426)    5,966
   Net change in short-term borrowings                (4,660)   (2,134)
   Advances from Federal Home Loan Bank                1,336    10,545
   Repayments of advances from Federal Home Loan Bank (3,189)   (8,651)
   Proceeds from long-term debt                       13,500
   Payments on long-term debt                         (2,680)  (10,171)
   Proceeds from issuance of common stock                270     7,507
   Dividends paid                                     (2,492)   (2,245)
        Net cash provided by financing activities     32,990     5,092
        Net increase (decrease) in cash and cash equi 25,891    (8,112)
   Cash and cash equivalents at beginning of year     80,098   109,922
   Cash and cash equivalents of acquired banks        15,819         0
   CASH AND CASH EQUIVALENTS AT END OF PERIOD       $121,808  $101,810

                See notes to consolidated financial statements.

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

      Principles of Consolidation - The unaudited consolidated financial statements include the accounts of the Company, Pikeville National Bank & Trust Company and its subsidiary, First Security Bank and Trust Company, Commercial Bank, Exchange Bank of Kentucky, Farmers National Bank, Farmers-Deposit Bank, First American Bank, Community Trust Bank, FSB and its subsidiary, The Trust Company of Kentucky, Woodford Bancorp, Inc., and its subsidiary, and Commercial Bank of Middlesboro. All significant intercompany transactions have been eliminated in consolidation.

Note 2   Securities

The amortized cost and fair value of securities available-for-sale as of June 30, 1995 are summarized as follows:

                                           Amortized      Fair
(in thousands)                                Cost       Value

U.S. Treasury and government agencies        $28,283   $28,380
Mortgage-backed pass through
     certificates                             11,602    11,729
Collateralized mortgage obligations           21,793    22,010
Other debt securities                          5,331     5,343

     Total  debt securities                   67,009    67,462
Equity securities                             32,663    31,903
                                             $99,672   $99,365

The amortized cost and fair value of securities held-to-maturity as of June 30, 1995 are summarized as follows:

                                           Amortized    Fair
(in thousands)                                Cost       Value

U.S. Treasury and government agencies       $101,054  $101,212
Obligations of states and political
     subdivisions                             53,523    53,337
Mortgage-backed pass through
     certificates                            130,756   128,944
Collateralized mortgage obligations            59,292   58,844
Other debt securities                          2,688     2,788
                                            $347,313  $345,125


Note 3 - Loans

Major classifications of loans are summarized as follows:

                                         June 30    December 31
(in thousands)                             1995          1994
Commercial, secured by real estate    $  243,566    $  231,480
Commercial, other                        198,973       183,533
Real Estate Construction                  48,203        45,308
Real Estate Mortgage                     378,767       290,998
Consumer                                 177,508       143,085
Equipment Lease Financing                  5,825         7,919
                                      $1,052,842    $  902,323




Note 4 - Allowance for Loan Losses

Changes in the allowance for loan losses are as follows:

                                       June 30        June 30
                                        1995           1994
(in thousands)
Balance January 1                      $12,978       $13,346
Allowances of acquired banks             1,536
Additions to reserve charged
 against operations                      2,393         3,247
Recoveries                                 631           459
Loans charged off                       (1,688)       (3,733)
Balance End of Period                  $15,850       $13,319

     Effective January 1, 1995 the Company adopted FASB Statement No. 114. This Statement requires impaired loans to be measured to the present value of future cash flows or, as a practical expedient, at the fair value of collateral. Upon adoption, the Company recorded no additional loan loss provision.

           The carrying values of impaired loans are periodically adjusted to reflect cash payments, revised estimates of future cash flows, and increases in the present value of expected cash flows due to the passage of time. Cash payments representing interest income are reported as such. Other cash payments are reported as reductions in carrying value, while increases or decreases due to changes in estimates of future payments and due to the passage of time are reported as bad debt expense, if reductions, or otherwise as interest income. Information regarding impaired loans is as follows for the period ended June 30.

(in thousands)
1995
Average investment in impaired loans                   4,703

Interest income recognized on impaired loans
  including interest income recognized on
  cash basis
94

Interest income recognized on impaired loans
  on a cash basis                                         94

Information regarding impaired loans at June 30, 1995 is as
follows.
(in thousands)
1995
Balance of impaired loans                              4,703
Less portion for which no allowance for loan
  losses is allocated                                  2,024
Portion of impaired loan balance for which an
  allowance for credit losses is allocated
2,678

Portion of allowance for loan losses allocated
  to the impaired loan balance                           617

Note 5 - Long-Term Debt

Long-Term Debt consists of the following:
                                       June30   December 31
                                        1995       1994
(in thousands)
Senior Notes                          $17,230     $17,230
Bank Notes                             15,500       4,000
Industrial Revenue Development Bonds      854       1,500
Kentucky Housing Corporation              467         467
Obligations under capital lease         1,593       1,614
Other                                     120         133
                                      $35,764     $24,944

      At June 30, 1995 the bank notes consist of $2.0 million of existing debt to National City Bank, Louisville, Kentucky and $13.5 million of debt acquired on June 29, 1995 from Star Bank, Cincinnati, Ohio. The debt was extended under a revolving credit line in the amount of $17.5 million. The credit line has a variable rate of interest of Wall Street Journal prime minus eighty-eight basis points, with interest payable quarterly. No principal payments are required before the maturity of the note on June 29, 1997. All of the outstanding capital stock of three affiliate banks are pledged as security on the note. The bank notes and related loan agreements require the maintenance of certain capital and operational ratios, all of which have been complied with on June 30, 1995.

      Refer to the 1994 Annual Report to Shareholders for additional information concerning rates and assets securing long-term debt.


Note 6 - Pending Acquisition

The Company has a definitive agreement in place to acquire United Whitley Corporation, Williamsburg, Kentucky ("Williamsburg"), and its subsidiary, Bank of Williamsburg. The transaction will be effected by an exchange of the Company's stock for the stock of Williamsburg. The acquisition is expected to be consummated early in the fourth quarter of 1995 and will be accounted for as a pooling-of-interests. Williamsburg has total assets of approximately $42 million at June 30, 1995.

Item 2.   Management's Discussion and Analysis of Financial
Condition and Results of Operations


Acquisitions

      On February 2, 1995, the Company acquired all of the outstanding stock of Community Bank of Lexington, Inc., Lexington, Kentucky ("Community Bank"). In connection with the acquisition, the Company issued approximately 366 thousand shares of common stock with a market price of $24 per share. The transaction was accounted for as a purchase with approximately $6.3 million of goodwill recognized in the transaction. Community Bank had assets of approximately $61 million at the time of acquisition. On March 31, 1995, the offices of Community Bank became branches of Pikeville National Bank and Trust Company, the lead bank of the Company.
     On May 31, 1995, the Company acquired all of the outstanding stock of Woodford Bancorp, Inc., Versailles, Kentucky ("Woodford")for approximately 967 thousand shares of its common stock. The transaction was accounted for as a pooling with all prior period financial information restated to give effect to the transaction. Woodford has total assets of approximately $103 million.
       On June 30, 1995, the Company acquired all of the outstanding stock of Commercial Bank of Middlesboro, Middlesboro, Kentucky ("Middlesboro") for approximately $14.4 million in cash. The transaction was accounted for as a purchase and goodwill of approximately $4.4 million was recognized in the transaction and funds of $13.5 million were borrowed in connection with the acquisition. Middlesboro has total assets of approximately $106 million.
      The Company also has a definitive agreement in place to acquire United Whitley Corporation, Williamsburg, Kentucky ("Williamsburg"), and its subsidiary, Bank of Williamsburg. The transaction will be effected by an exchange of the Company's stock for stock of Williamsburg. The acquisition is expected to be consummated early in the fourth quarter and will be accounted for as a pooling without restatement, due to immateriality. Williamsburg has assets of approximately $42 million.


Income Statement Review

     Net income for the quarter ended June 30, 1995 increased 33% to $2.8 million as compared to $2.1 million for the same period in 1994. Earnings per share increased 28% from $0.25 per share for the second quarter of 1994 to $0.32 per share for the second quarter of 1995. Net income for the six months increased 12% from $5.2 million in 1994 to $5.8 million for 1995. Earnings per share for the six months increased 8% from $0.60 per share to $0.65 per share for 1994 and 1995, respectively. Fully diluted earnings per share was the same as primary earnings per share for the three and six month periods in both 1995 and 1994. The following table sets forth on an annualized basis the return on average assets and return on average shareholders' equity for the three and six months ended June 30, 1995 and 1994:

                               Three Months Ended Six Months Ended
                                    June 30           June 30
                                  1995   1994       1995   1994

Return on average shareholders' equity   8.78%      7.21%   9.16%     8.91%
Return on average assets                 0.72%      0.58%   0.74%     0.71%


      The largest portions of the increases in net income for the three and six month periods for 1995 as compared to 1994 are due to increases in net interest income and decreases in provision for loan losses. Net interest income increased $1.5 million for the three months and $3.1 million for the six months ended June 30, 1995 as compared to the same periods in 1994. Provision for loan losses expense decreased $1.2 million for the three months and $0.9 million for the six months ended June 30, 1995, as compared to the same periods ended June 30, 1994. Also contributing to increased net income by lesser amounts for the same periods was non-interest income, which increased for both the three and six month periods in 1995 compared to 1994. These increases in net income were offset by increases in non-interest expenses for the same periods. All of the above items are discussed in more detail later in this report. Income tax expense was also higher for the three and six month periods, due to increased net income, increased nondeductible goodwill amortization from the Community Bank acquisition, and an increase in nondeductible legal and professional fees related to the three completed acquisitions in 1995 and the one acquisition in progress.

Net Interest Income

      Net interest income increased $1.5 million or 10% for the three months ended June 30, 1995 and increased $3.1 million or 11% for the six months ended June 30, 1995, as compared to the same periods in 1994. The increase in net interest is driven by increases in both the average earning assets and the net interest margin. Average earning assets for the three months increased 7% from $1.367 billion to $1.465 billion from 1994 to 1995 and 7% for the six months also, rising from $1.359 billion in 1994 to $1.454 billion in 1995. The largest part of the growth in earning assets is attributable to growth in loans, our highest yielding assets. Average loans increased from $856.5 million for the quarter ended June 30, 1994 to $981.2 million for the second quarter of 1995. For the six month period, average loans increased from $853.1 million in 1994 to $962.7 million for the first half of 1995. Average loans as a percentage of average earning assets increased from 62.7% for the first quarter of 1994 to 67.0% for the first quarter of 1995. For the six months, average loans as a percentage of average earning assets increased from 62.8% in 1994 to 66.2% for the same period in 1995. Income and fees from loans contributed 75.5% of the total interest income for the three months ended June 30, 1995 compared to 72.4% for the same period in 1994. For the six months, loans contributed 75.3% of total interest income in 1995 and 72.6% in 1994.

      The following table summarizes the net interest spread and net interest margin for the three and six months ended June 30, 1995 and 1994.

                             Three Months Ended  Six Months Ended
                                  June 30            June 30
                                  1995    1994       1995     1994

Yield on interest earning assets  8.92%   7.77%      8.75%    7.74%
Cost of interest bearing funds    4.98%   3.82%      4.81%    3.79%
Net  interest spread              3.94%   3.95%      3.94%    3.95%
Net interest margin               4.57%   4.43%      4.55%    4.40%

Provision for loan losses

      An analysis of the changes in the allowance for loan losses and selected ratios is set forth below.

                                                    Six Months Ended
                                                        June 30
                                                     1995      1994
(in thousands)

Allowance  Balance at January 1                   $12,978    $13,346
Balances of acquired Banks                          1,536          -
Provision for loan losses                           2,393      3,247
Recoveries                                            631        459
Losses charged against allowance                  (1,688)    (3,733)
Allowance Balance at June 30                      $15,850    $13,319

Allowance for loan losses to period-end loans            1.51%      1.56%
Average loans, net of  unearned income                962,637    853,141
Provision for loan losses to average loans, annualized 0.50% 0.76% Loan charge-offs, net of recoveries to average loans,
 annualized                                              0.22%      0.77%


      The  Company  has  been  able to  decrease  its  loan  loss provision for 1995 compared to 1994 due to a decline in credit losses suffered during the period as compared to the prior year. Annualized credit losses net of recoveries were 0.33% of average loans for the three months ended June 30, 1995 compared to 1.12% for the same period in 1994. For the six months net annualized credit losses were 0.22% of average loans for 1995 compared to 0.77% for 1994. The Company's nonperforming loans (nonaccrual loans and 90 days or more past due) as a percentage of total loans decreased from 1.35% at December 31, 1994 to 1.27% at June 30, 1995.
      The following table compares certain ratios of the Company at June 30, 1995 to its peer group, which consists of bank holding companies with total assets of between $1 billion and $3 billion. Peer group ratios are as of March 31, 1995, the most recent information available.

                                               Company   Peer Group

Allowance for loan losses to period-end loans 1.51% 1.73% 90 days past due and non-accrual loans
     to total loans                                1.27%      1.07%
Non-accrual loans to total loans                   0.78%      0.85%

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

Non-interest Income

     Non-interest income increased 14% from $2.36 million for the three months ended June 30, 1995 to $2.70 million for the same period in 1995. For the six months, non-interest income increased 12% from $4.80 million in 1994 to $5.36 million in 1995. For the three month periods, service charges on deposit accounts increased $72 thousand and other non-interest income increased $273 thousand. Trust income increased by a lesser amount while securities gains, gains on sale of loans, and insurance commissions all declined marginally. For the six month periods in 1995 as compared to 1994, service charges on deposit accounts increased by $209 thousand, insurance commissions increased by $41 thousand, and other non-interest income increased by $774 thousand. The largest single component of the increase in other non-interest income for the six months was $345 thousand of gain on the sale of deposits in connection with the sale of a branch of the Company's savings bank affiliate. During the same period, gains on sale of loans declined $361 thousand, trust income declined $88 thousand, and net securities gains & losses declined marginally.

 Non-interest Expenses

      Non-interest expenses increased 11% from $11.8 million for the three months ended June 30, 1995 to $13.1 million for the same period in 1995. For the six month period, non-interest expenses increased 12% from $23.3 million in 1994 to $26.2 million in 1995. For the three month period, salaries and employee benefits increased $435 thousand, occupancy expense increased $314 thousand, other taxes increased $105 thousand, other non-interest expenses increased by $504 thousand, and FDIC insurance and equipment expenses increased slightly while the other categories of non-interest expense declined, with stationery and printing costs having the largest decrease at $128 thousand. For the six month period, salaries and benefits increased $761 thousand, occupancy expense increased $357 thousand and other non-interest expense increased by $1.4 million, while equipment, data processing, other taxes, and FDIC insurance increased by smaller amounts for 1995 as compared to 1994. Stationery and printing costs declined $69 thousand for the six months ended June 30, 1995, as compared to 1994, the only category which declined. The largest components of the increases in other non-interest expenses for the three and six month periods are increased legal and professional fees in connection with the completed and upcoming acquisitions and the costs of implementing the company's profit improvement plan.


Balance Sheet Review

      Total assets increased from $1.499 billion at December 31, 1994 to $1.704 billion at June 30, 1995, or an annualized rate of 27%. Of the approximately $205 million increase, $61 million came from the acquired assets of Community Bank and $106 million came from the acquired assets of Middlesboro. Loans increased by more than any other asset category, rising from $0.902 billion at December 31, 1994 to $1.053 billion at June 30, 1995, an annualized rate of 33%. Of the $151 million increase, approximately $116 million came from the acquisitions of Community Bank and Middlesboro. Loans accounted for 62% of total assets at June 30, 1995 compared to 60% at December 31, 1994. Federal funds sold also increased significantly during the period, from $13.9 million at December 31, 1994 to $62.4 million at June 30, 1995.
      The majority of the asset growth was funded by deposit growth as total deposits increased from $1.246 billion to $1.418 billion at December 31, 1994 and June 30, 1995, respectively, an annualized increase of 27%. Approximately $133 million of this increase was due to the acquisitions of Community Bank and Middlesboro. New long-term debt of $13.5 million was incurred in connection with the acquisition of Middlesboro as long-term debt increased from $24.9 million at December 31, 1994 to $35.8 million at June 30, 1995. Further information concerning the new debt is contained in footnote 5 to the consolidated financial statements. The Company also paid a $2 million scheduled principal payment on existing debt during the first half of 1995. Advances from Federal Home Loan Bank was the only other liability category to grow significantly, increasing from $69.8 million at December 31, 1994 to $77.0 million at June 30, 1995.


Loans

      Loans increased from $0.902 billion at December 31, 1994 to $1.053 billion at June 30, 1995, or an annualized rate of 33%. Approximately $50 million of the growth came from the acquired loans of Community Bank and approximately $66 million came from the acquired loans of Middlesboro. All loan categories increased from December 31, 1994 to June 30, 1995 except for lease financing, which decreased by $2.1 million. The largest increase of any loan category was in real estate mortgage loans, which increased from $291.0 million to $378.8 million. The acquisitions of Community Bank and Middlesboro were the biggest factors in this increase as approximately 90% of Community Bank's loans and over 50% of Middlesboro's loans were in the real estate mortgage category. Consumer loans increased by the next largest amount, as it grew from $143.1 million at December 31, 1994 to $177.5 million at June 30, 1995. No other loan category grew by over 10%.

     Non-accruing and 90 days past due loans decreased from 1.35% of net loans at December 31, 1994 to 1.27% at June 30, 1995. Non accrual loans decreased 20 basis points from 0.98% of net loans at December 31, 1994 to 0.78% of net loans at June 30, 1995. 90 days past due loans as a percent of net loans increased 11 basis points from 0.38% to 0.49% for the same period. The reserve for loan losses increased from 1.44% of net loans at December 31, 1994 to 1.51% of net loans at June 30, 1995. The reserve for loan losses as a percentage of loans 90 days past due and non-accrual loans increased from 106.12% at December 31, 1994 to 118.35% at June 30, 1995.

      The following table summarizes the Company's loans that are non-accrual or past due 90 days or more at June 30, 1995 and December 31, 1994:

                                       As a % of   Accruing Loans  As a % of
                          Non-accrual Loan Balances Past Due 90  Loan Balances
                              Loans    by category  Days or More  by category
(in thousands)
June 30, 1995

Commercial loans, secured by
     real estate             $3,684      1.51%       $1,188      0.49%
Commercial loans, other       2,386      1.20%        2,269      1.14%
Consumer loans, secured by
     real estate              2,078      0.49%        1,425      0.33%
Consumer loans, other            56      0.03%          307      0.17%
TOTAL                        $8,204      0.78%       $5,189      0.49%

December 31, 1994

Commercial loans, secured by
      real estate            $5,584      2.41%       $1,322      0.57%
Commercial loans, other       2,005      1.09%          520      0.28%
Consumer loans, secured by
     real estate              1,199      0.36%        1,145      0.34%
Consumer loans, other            41      0.03%          414      0.27%
 TOTAL                       $8,829      0.98%       $3,401      0.38%


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

Securities

      The Company uses its securities held to maturity for production of income and to manage cash flow needs through expected maturities. The company uses its securities available for sale for income and for balance sheet liquidity management.
The book value of securities held to maturity decreased $16.2 million from $363.5 million at December 31, 1994 to $347.3 million at June 30, 1995. Securities available for sale increased $12.0 million from $87.4 million at December 31, 1994 to $99.4 million at June 30, 1995. Total securities as a percentage of the Company's assets decreased during the six month period, as securities accounted for 30% of total assets at December 31, 1994 and 26% of total assets at June 30, 1995. All $17.6 million of securities acquired in the Middlesboro acquisition were classified as available for sale at the time of purchase.

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

      Deposits increased $171.1 million or an annualized rate of 27% from December 31, 1994 to June 30, 1995, of which approximately $44 million was from the acquisition of Community Bank and $89 million was from the acquisition of Middlesboro. This growth has allowed the Company to remain liquid in a time of increasing loan demand requiring more funding than has been needed in recent years.

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

      The Company owns $99.4 million of securities designated as available for sale and valued at market which are available to meet liquidity needs on a continuing basis. The Company also relies on Federal Home Loan Bank advances for both liquidity and management of its asset/liability position. On an increasing basis, the Company matches the maturity of these advances primarily with pools of residential mortgage loans which are not sold in the secondary market, some of which have maturities of ten to fifteen years. Federal Home Loan Bank advances increased from $69.8 million at December 31, 1994 to $77.0 million at June 30, 1995. This amount is in compliance with the Company's borrowing limits under applicable Federal Home Loan Bank guidelines.

      The Company generally relies upon net inflows of cash from financing activities, supplemented by net inflows of cash from operating activities, to provide cash used in its investing activities. As is typical of many financial institutions, significant financing activities include deposit gathering, use of short-term borrowing facilities such as federal funds purchased and securities sold under repurchase agreements and the issuance of long-term debt. The company borrowed new funds in the amount of $13.5 million in June to finance the acquisition of Middlesboro. This is under a $17.5 million credit line expiring June 29, 1997, which is in the form of a revolving line of credit (see footnote 5 to the consolidated financial statements).The Company's primary investing activities include purchases of investment securities and loan originations.

      In conjunction with maintaining a satisfactory level of liquidity, management monitors the degree of interest rate risk assumed on the balance sheet. The Company monitors its interest rate risk by the use of static and dynamic gap models at the one year interval. The static gap monitors the difference in interest rate sensitive assets and interest rate sensitive liabilities as a percentage of total assets that mature within the specified time frame. The dynamic gap goes further in that it assumes that interest rate sensitive assets and liabilities will be reinvested. The Company uses the Sendero system to monitor its interest rate risk.

      The Company's principal source of funds is dividends received from the subsidiary banks. Various federal and state statutory provisions, as well as regulatory policies and directives, limit the amount the subsidiary banks can pay to the Company without regulatory approval. Under these regulations, the amount of dividends that may be paid by any subsidiary bank in any calendar year is generally limited to the current year's net profits combined with its retained net profits for the preceding two years. For the year 1995, the subsidiary banks could declare dividends of approximately $9.3 million plus any 1995 net profits retained to the date of declaration without prior regulatory approval.

      The primary source of capital of the Company is retained earnings. The Company declared dividends of $0.32 per share for the first six months of 1995 and $0.30 for the first six months of 1994 while earnings per share for the periods were $0.65 and $0.60 per share, respectively. The Company retained 51 percent of earnings for the first six months of 1995. The Company's leverage, Tier 1 capital, and Total risk based capital ratios at June 30, 1995 were 6.45%, 10.30%, and 11.55%, compared to regulatory minimums of 4.0%, 4.0%, and 8.0%, respectively.

      The Company's subsidiaries meet the applicable minimum regulatory capital requirements at June 30, 1995. The Company remains comfortably above the minimum regulatory capital requirements. The Banking regulators may alter minimum capital requirements as a result of revising their internal policies and their ratings of the Company's subsidiary banks.

      As of June 30, 1995, management is not aware of any current recommendation by banking regulatory authorities which if they were to be implemented would have, or are reasonably likely to have, a material adverse effect on the Company's liquidity, capital resources or operations.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                       None

Item 2.  Changes in Securities                   None

Item 3.  Defaults Upon Senior Securities         None

Item 4.  Submission of Matters to a vote
          of Security Holders

The Company's Annual Meeting of Shareholders was held on April
18, 1995.  The following two items were approved:

     1)  Election of the following members to the Company's Board
of   Directors for the ensuing year.

               Nominee               In Favor        Withheld
       Charles J. Baird            4,934,273          35,410
       Burlin Coleman              4,957,556          12,127
       Terry N. Coleman            4,958,681          11,002
       Nick A. Cooley              4,957,556          12,127
       John B. DuPuy               4,956,234          13,449
       William A. Graham, Jr.      4,957,840          11,843
       Jean R. Hale                4,958,681          11,002
       Bryan M. Johnson            4,955,072          14,611
       Earl Gene Johnson           4,958,681          11,002
       George F. Johnson           4,956,234          13,449
       John H. Mays                4,958,681          11,002
       Leonard McCoy               4,958,681          11,002
       Lucian I. Meade             4,958,681          11,002
       Brandt Mullins              4,958,681          11,002
       M. Lynn Parrish             4,958,681          11,002
       Ernest M. Rogers            4,956,234          13,449
       E. Bruce Walters            4,956,194          13,489


     2) Ratification of Crowe Chizek & Company as the Company's independent certified public accountants for 1995.

     The votes of the shareholders on this item was as follows:

            In Favor             Opposed           Abstained
           4,898,635               9,396              61,651

Item 5.  Other Information                       None

Item 6.  Exhibits and Reports on Form 8-K

     a.  Exhibts
        Exhibit 27.  Financial Data Schedule

     b.  Reports on Form 8-K
        The Corporation incorporates by reference Form 8-K filed with the Commission on April 10,1995 and a second Form 8-K filed on June 14, 1995.

                           SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Corporation has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                 PIKEVILLE NATIONAL CORPORATION
                               by




Date:  August 14,1995              Signature
                                   Richard M. Levy
                                   Senior Vice President
                                   Principal Financial Officer