Form 10-Q
period 1995-09-30
PIKEVILLE NATIONAL CORP
filed 1995-11-08
CIK 350852

SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, DC. 20549

                          FORM 10-Q


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended September 30, 1995

                                     or

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

       Common  stock  -  8,952,125  shares  outstanding   at
September 30, 1995

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

  Index to consolidated financial statements:

      Consolidated Balance Sheets                     3
      Consolidated Statements of Income               4
      Consolidated Statements of Cash Flows           5
      Notes to Consolidated Financial Statements      6

PIKEVILLE NATIONAL CORPORATION
CONSOLIDATED BALANCE SHEETS                   September December 31
(in thousands)                                  1995      1994

Assets:
   Cash and Cash Equivalents
    Cash and due from banks                        $ 53,616  $ 64,267
    Interest bearing deposits in other fin inst       1,250     1,906
    Federal funds sold                               27,665    13,925
     Total cash and cash equivalents                 82,531    80,098
   Securities available for sale                     86,980    87,415
   Securities held to maturity (fair value of
      $347,203 and $345,110, respectively)          347,381   363,546
   Loans and lease financing, net of unearned     1,064,865   902,323
   Less: Allowance for losses                       (16,463)  (12,978)
         Net Loans and lease financing            1,048,402   889,345
   Loans held for sale                                8,423     4,131
   Premises and equipment, net                       46,329    38,765
   Interest receivable                               13,447    11,242
   Excess of cost over net assets acquired (net of
    amortization of $5,037 and $4,315, respect       20,300    10,367
   Other real estate (net of allowance for losses of
      $445 and $1,852, respectively)                  4,343     4,320
   Other assets                                      12,124    10,205
     Total Assets                                $1,670,260$1,499,434

Liabilities and Shareholders' Equity:
   Deposits
     Non-Interest bearing                          $179,896  $159,633
     Interest bearing                             1,226,018 1,086,754
       Total Deposits                             1,405,914 1,246,387
   Federal funds purchased and securities
     sold under repurchase agreements                22,413    25,735
   Other short-term borrowings                           73     5,419
   Dividends payable                                  1,432     1,220
   Interest payable                                   6,841     4,634
   Other liabilities                                  7,834     4,699
   Advances from Federal Home Loan Bank              65,830    69,760
   Long-term debt                                    28,759    24,944
     Total Liabilities                            1,539,096 1,382,798

Shareholders' Equity:
   Preferred stock, no par value, 300,000 shares
     authorized and unissued
   Common stock,  $5 par value, 25,000,000 shares authorized;
     shares issued and outstanding,
     1995-8,952,125; 1994-8,592,287                  44,761    42,961
   Capital surplus                                   27,427    20,788
   Retained earnings                                 59,295    54,928
   Net unrealized depreciation on securities available
     for sale, net of tax                              (319)   (2,041)
      Total Shareholders' Equity                    131,164   116,636

      Total Liabilities and Shareholders' Equity $1,670,260$1,499,434
            See notes to consolidated financial statements.

Pikeville National Corporation
CONSOLIDATED STATEMENTS OF INCOME
                                    Three Months Ended    Nine Months Ended
                                      September 30          September 30
(in thousands)                      1995       1994       1995       1994
Interest Income:
Interst and fees on loans
 and lease finan                  $ 26,458     19,978     73,128     57,068
Interest and dividends on securities-
   Taxable                           6,128      5,745     18,234     17,389
   Tax exempt                          761        779      2,275      2,273
Interest on federal funds sold         877        594      2,514      1,415
Interest on deposits in other fin ins   25         38        107        105
                                    34,249     27,134     96,258     78,250
Interest Expense:
Interest on deposits                15,116     10,007     41,271     28,884
Interest on federal funds purchased and securities
 sold under repurchase agreements      458        363      1,159        863
Interest  other short-term borrowings    4         23         72         69
Int on advances from FHLB            1,093      1,018      3,453      3,078
Interest on long-term debt             684        493      1,706      1,532
                                    17,355     11,904     47,661     34,426

Net interest income                 16,894     15,230     48,597     43,824
Provision for loan losses            1,615      1,097      4,008      4,344
Net interest income after provision for
 loan losses                        15,279     14,133     44,589     39,480

Non-interest income:
Service charges on deposit accounts  1,379      1,181      3,768      3,361
Gains on sale of loans, net            139         84        279        585
Insurance commissions                  298        251        719        631
Trust income                           371        423      1,054      1,194
Securities gains (losses), net           7        (61)        12        (45)
Other                                  218        525      1,942      1,475
                                     2,412      2,403      7,774      7,201
Non-interest expenses:
Salaries and wages                   5,148      4,390     14,459     13,138
Employee benefits                    1,197      1,388      3,963      3,956
Occupancy, net                         716        767      2,768      2,462
Equipment                              977        827      2,707      2,456
Data processing                        888        464      2,050      1,509
Stationery and office supplies         442        339      1,106      1,072
Taxes other than payroll, property
 and income taxes                      502        385      1,384      1,108
FDIC insurance                          32        886      1,360      2,135
Losses associated with
 mortgage-backed derivatives             0      2,750          0      2,750
Restructuring and reengineering costs    0        945          0        945
Other                                3,853      3,037     10,205      7,984
                                    13,755     16,178     40,002     39,515

Income before income taxes           3,936        358     12,361      7,166
Applicable income taxes (benefits)   1,202        (96)     3,814      1,534
Net Income                        $  2,734        454      8,547      5,632

Net income per share:
  Primary                         $   0.30       0.05       0.96       0.65
  Fully diluted                       0.30       0.05       0.96       0.65
Average  shares outstanding
  Primary                            8,966      8,604      8,922      8,601
  Fully diluted                      8,966      8,604      8,922      8,601

PIKEVILLE NATIONAL CORPORATION                       Nine Months Ended
CONSOLIDATED STATEMENT OF CASH FLOWS                    September 30
(in thousands)                                         1995      1994
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                       $  8,547  $  5,632
   Adjustments to reconcile net income to net cash
     provided by operating activities:
   Depreciation and amortization                       2,934     2,598
   Provision for loan and other real estate losses     4,381     5,095
   Securities (gains) losses, net                        (12)       45
   Gain on sale of loans, net                           (279)     (585)
   Losses on sale of assets, net                         199       134
   Net amortization of securities premiums               439       491

   Loans originated for sale                         (17,150)  (44,559)
   Proceeds from sale of loans                        13,137    51,679
   Changes in:
     Interest receivable                              (1,104)     (569)
     Interest payable                                  1,421      (238)
     Other liabilities                                 2,166     2,821
     Other assets                                     (1,761)     (581)
   Net cash provided by operating activities          12,918    21,963
CASH FLOWS FROM INVESTING ACTIVITIES:
   Payments to acquire net assets of subsidiaries    (14,918)        0
   Sales of securities available for sale             17,809       718
   Proceeds from sale of securities held to maturity       0    14,370
   Proceeds from maturity of securities available-for 42,857    15,422
   Proceeds from maturity of securities held-to-matur 26,584    52,445
   Proceeds from principal payments of mortgage backe132,961    28,620
   Purchases of securities available-for-sale        (28,237)   (9,271)
   Purchase of securities held-to-maturity           (38,263)  (36,936)
   Purchase of mortgage backed securities           (109,955)  (62,230)
   Net change in loans                               (50,705)  (62,114)
   Purchase of premises, equipment and other real est (4,158)   (3,907)
   Proceeds from sale of premises and equipment          228       530
   Proceeds from sale of other real estate             2,275     1,791
        Net cash used in investing activities        (23,522)  (60,562)
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net change in deposits                             23,714     3,588
   Net change in federal funds purchased and securities sold
     under repurchase agreements                      (8,322)   12,628
   Net change in short-term borrowings                (5,346)   (3,715)
   Advances from Federal Home Loan Bank                1,595    10,990
   Repayments of advances from Federal Home Loan Bank(14,582)  (10,075)
   Proceeds from long-term debt                       13,500         0
   Payments on long-term debt                         (9,685)  (10,193)
   Proceeds from issuance of common stock                311     7,594
   Dividends paid                                     (3,967)   (3,438)
        Net cash provided by financing activities     (2,782)    7,379
        Net increase (decrease) in cash and cash equi(13,386)  (31,220)
   Cash and cash equivalents at beginning of year     80,098   109,922
   Cash and cash equivalents of acquired banks        15,819         0
   CASH AND CASH EQUIVALENTS AT END OF PERIOD       $ 82,531  $ 78,702

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

Note 2   Securities

The amortized cost and fair value of securities available-for-sale as of September 30, 1995 are summarized as follows:

                                           Amortized      Fair
(in thousands)                                Cost        Value

U.S. Treasury and government agencies        $15,618   $15,739
Mortgage-backed pass through
     certificates                              9,136     9,262
Collateralized mortgage obligations           24,677    24,937
Other debt securities                          3,455     3,469
     Total debt securities                    52,886    53,407
Equity securities                             34,279    33,573
                                             $87,165   $86,980

The amortized cost and fair value of securities held-to-maturity as of September 30, 1995 are summarized as follows:

                                           Amortized    Fair
(in thousands)                                Cost      Value

U.S. Treasury and government agencies        $93,727  $ 94,124
Obligations of states and political
     subdivisions                             55,998    56,766
Mortgage-backed pass through
     certificates                             53,838    53,826
Collateralized mortgage obligations          138,460   137,246
Other debt securities                          5,358     5,241
                                            $347,381  $347,203


Note 3 - Loans

Major classifications of loans are summarized as follows:

                                       September 30 December 31
(in thousands)                             1995          1994
Commercial, secured by real estate    $  254,533    $  231,480
Commercial, other                        190,265       183,533
Real Estate Construction                  47,807        45,308
Real Estate Mortgage                     373,363       290,998
Consumer                                 192,479       143,085
Equipment Lease Financing                  6,418         7,919
                                      $1,064,865    $  902,323

Note 4 - Allowance for Loan Losses

Changes in the allowance for loan losses are as follows:

                                              September 30   September 30
                                                 1995           1994
(in thousands)
Balance January 1                                 $12,978       $13,346
Allowances of acquired banks                        1,536
Additions to reserve charged against operations     4,008         4,344
Recoveries                                            923           628
Loans charged off                                  (2,982)       (4,784)
Balance End of Period                             $16,463       $13,534

      Effective January 1, 1995 the Company adopted FASB Statement No. 114. This Statement requires impaired loans to be measured to the present value of future cash flows or, as a practical expedient, at the fair value of collateral. Upon adoption, the Company recorded no additional loan loss provision.

            The  carrying  values  of  impaired  loans   are
periodically adjusted to reflect cash payments, revised estimates of future cash flows, and increases in the present value of expected cash flows due to the passage of time. Cash payments representing interest income are reported as such. Other cash payments are reported as reductions in carrying value, while increases or decreases due to changes in estimates of future payments and due to the passage of time are reported as bad debt expense, if reductions, or otherwise as interest income. Information regarding impaired loans is as follows for the period ended September 30.

(in thousands)                                                   1995
Average investment in impaired loans                            7,759

Interest income recognized on impaired loans
  including interest income recognized on
  cash basis                                                      395

Interest income recognized on impaired loans
  on a cash basis                                                 391

Information regarding impaired loans at September 30, 1995
is as follows.
(in thousands)                                                   1995
Balance of impaired loans                                       9,142
Less portion for which no allowance for loan
  losses is allocated                                           6,369
Portion of impaired loan balance for which an
  allowance for credit losses is allocated                      2,773

Portion of allowance for loan losses allocated
  to the impaired loan balance                                    900

Note 5 - Long-Term Debt

Long-Term Debt consists of the following:

                                   September 30  December 31
                                       1995          1994
(in thousands)
Senior Notes                          $17,230     $17,230
Bank Notes                              8,600       4,000
Industrial Revenue Development Bonds      854       1,500
Kentucky Housing Corporation              386         467
Obligations under capital lease         1,582       1,614
Other                                     107         133
                                      $28,759     $24,944

      At September 30, 1995 the bank notes consist of $2.0 million of existing debt to National City Bank, Louisville, Kentucky and $ 6.6 million of debt acquired on June 29, 1995 from Star Bank, Cincinnati, Ohio. The debt was extended under a revolving credit line in the amount of $17.5 million. The credit line has a variable rate of interest of Wall Street Journal prime minus eighty-eight basis points, with interest payable quarterly. No principal payments are required before the maturity of the note on June 29, 1997. All of the outstanding capital stock of three affiliate banks are pledged as security on the note. The bank notes and related loan agreements require the maintenance of certain capital and operational ratios, all of which have been complied with on September 30, 1995.

      Refer to the 1994 Annual Report to Shareholders for additional information concerning rates and assets securing long-term debt.


Note 6 - Acquisition

The Company acquired United Whitley Corporation, Williamsburg, Kentucky ("Williamsburg"), and its subsidiary, Bank of Williamsburg. The transaction was effected by an exchange of 172,000 shares of the Company's stock for the stock of Williamsburg. The acquisition was consummated on November 3, 1995, and was accounted for as a pooling-of-interests. Williamsburg had total assets of approximately $41 million at September 30, 1995.

Item 2.   Management's Discussion and Analysis of Financial
Condition and Results of Operations


Acquisitions

      On February 2, 1995, the Company acquired all of the outstanding stock of Community Bank of Lexington, Inc., Lexington, Kentucky ("Community Bank"). In connection with the acquisition, the Company issued approximately 366 thousand shares of common stock with a market price of $24 per share. The transaction was accounted for as a purchase with approximately $6.3 million of goodwill recognized in the transaction. Community Bank had assets of approximately $61 million at the time of acquisition. On March 31, 1995, the offices of Community Bank became branches of Pikeville National Bank and Trust Company, the lead bank of the Company.
      On May 31, 1995, the Company acquired all of the outstanding stock of Woodford Bancorp, Inc., Versailles, Kentucky ("Woodford")for approximately 967 thousand shares of its common stock. The transaction was accounted for as a pooling with all prior period financial information restated to give effect to the transaction. Woodford had total assets of approximately $103 million at the time of acquisition.
      On June 30, 1995, the Company acquired all of the outstanding stock of Commercial Bank of Middlesboro, Middlesboro, Kentucky ("Middlesboro") for approximately $14.4 million in cash. The transaction was accounted for as a purchase and goodwill of approximately $4.4 million was recognized in the transaction and funds of $13.5 million were borrowed in connection with the acquisition. Middlesboro had total assets of approximately $106 million at the time of acquisition.
     On November 3, 1995 the acquired all of the outstanding stock of United Whitley Corporation, Williamsburg, Kentucky ("Williamsburg"), and its subsidiary, Bank of Williamsburg for approximately 172 thousand shares of its common stock. The transaction was accounted for as a pooling, but without restatement of prior period financial information, due to immateriality. Williamsburg had assets of approximately $41 million at September 30, 1995.

Income Statement Review

      Net  income for the quarter ended September  30,  1995
increased 502.2% to $2.7 million as compared to $454 thousand for the same period in 1994. Earnings per share increased 500.0% from $0.05 per share for the third quarter of 1994 to $0.30 per share for the third quarter of 1995. Net income for the nine months increased 51.8% from $5.6 million in 1994 to $8.5 million for 1995. Earnings per share for the nine months increased 47.7% from $0.65 per share to $0.96 per share for 1994 and 1995, respectively. Fully diluted earnings per share was the same as primary earnings per share for the three and nine month periods in both 1995 and 1994. The following table sets forth on an annualized basis the return on average assets and return on average shareholders' equity for the three and nine months ended June 30, 1995 and 1994:

                                    Three Months Ended   Nine Months Ended
                                         September 30       September 30
                                          1995   1994        1995   1994

Return on average shareholders' equity   8.39%   1.52%      8.78%   6.40%
Return on average assets                 0.65%   0.12%      0.71%   0.51%


     The largest portions of the increases in net income for the three and nine month periods for 1995 as compared to 1994 are due to losses associated with mortgage-backed derivative securities and restructuring and reengineering costs that were incurred in the third quarter of 1994. The impact of these items decreased income for the three and nine month periods ended September 30, 1994 by $2.4 million.
      Net interest income increased $1.7 million for the three months and $4.8 million for the nine months ended September 30, 1995 as compared to the same periods in 1994. Provision for loan losses expense increased $0.5 million for the three months and decreased $0.3 million for the nine months ended September 30, 1995, as compared to the same periods ended September 30, 1994. Also contributing to increased net income by lesser amounts for the same periods was non-interest income, which increased for both the three and nine month periods in 1995 compared to 1994. These increases in net income were offset by increases in non-interest expenses for the same periods. Non-interest expense for the three months ended September 30, 1995 is lower than the same period in 1994, but is higher after adjusting for the derivative and restructuring costs. All of the above items are discussed in more detail later in this report. Income tax expense was also higher for the three and nine month periods, due to increased net income, increased nondeductible goodwill amortization from the Community Bank acquisition, and an increase in nondeductible legal and professional fees related to the acquisitions in 1995.

Net Interest Income

     Net interest income increased $1.7 million or 10.9% for the three months ended September 30, 1995 and increased $4.8 million or 10.9% for the nine months ended September 30, 1995, as compared to the same periods in 1994. The increase in net interest income for 1995 as compared to 1994 is driven by increases in both the average earning assets and the net interest margin for the nine month period and by increases in average earning assets offset by a slight decline in net interest margin for the three month period. Average earning assets for the three months increased 13.8% from $1.364 billion to $1.553 billion from 1994 to 1995 and 9.4% for the nine months, rising from $1.361 billion in 1994 to $1.489 billion in 1995. The acquisition of Commercial Bank, Middlesboro was responsible for a large portion of the growth in earning assets for the three months as compared to 1994. The largest part of the growth in earning assets is attributable to growth in loans, our highest yielding assets. Average loans increased from $879.3 million for the quarter ended September 30, 1994 to $1.063 billion for the third quarter of 1995. For the nine month period, average loans increased from $862.0 million in 1994 to $996.3 million for the same period in 1995. Average loans as a percentage of average earning assets increased from 64.5% for the third quarter of 1994 to 68.4% for the third quarter of 1995. For the nine months, average loans as a percentage of average earning assets increased from 63.3% in 1994 to 66.9% for the same period in 1995. Income and fees from loans contributed 77.3% of the total interest income for the three months ended September 30, 1995 compared to 73.6% for the same period in 1994. For the nine months, loans contributed 76.0% of total interest income in 1995 and 72.9% in 1994.

      The following table summarizes the net interest spread and net interest margin for the three and nine months ended
September 30, 1995 and 1994.

                              Three Months Ended  Nine Months Ended
                                 September 30       September 30
                                 1995    1994       1995     1994

Yield on interest earning assets 8.94%   8.01%      8.81%    7.85%
Cost of interest bearing funds   5.07%   3.97%      4.90%    3.87%
Net  interest spread             3.87%   4.04%      3.91%    3.98%
Net interest margin              4.47%   4.55%      4.53%    4.47%

Provision for loan losses

      An analysis of the changes in the allowance for loan losses and selected ratios is set forth below.

                                                   Nine Months Ended
                                                      September 30
                                                     1995      1994
(in thousands)

Allowance  Balance at January 1                   $12,978    $13,346
Balances of acquired Banks                          1,536          -
Additions to reserve charged against operations     4,008      4,344
Recoveries                                            923        628
Losses charged against allowance                  (2,982)    (4,784)
Allowance Balance at June 30                      $16,463    $13,534

Allowance for loan losses to period-end loans       1.55%      1.51%
Average loans, net of  unearned income            996,321    861,953
Provision for loan losses to average loans,
 annualized                                         0.54%      0.67%
Loan charge-offs, net of recoveries to average loans,
 annualized                                         0.28%      0.64%


      The Company has been able to decrease its loan loss provision for 1995 compared to 1994 due to a decline in credit losses suffered during the period as compared to the prior year. Annualized credit losses net of recoveries were 0.28% of average loans for the nine months ended September 30, 1995 compared to 0.64% for 1994. The Company's nonperforming loans (nonaccrual loans and 90 days or more past due) as a percentage of total loans decreased from 1.35% at December 31, 1994 to 1.12% at September 30, 1995.
      The following table compares certain ratios of the Company at September 30, 1995 to its peer group, which consists of bank holding companies with total assets of between $1 billion and $3 billion. Peer group ratios are as of June 30, 1995, the most recent information available.

                                              Company   Peer Group

Allowance for loan losses to period-end loans  1.55%       1.68%
90 days past due and non-accrual loans
        to total loans                         1.12%       1.27%
Non-accrual loans to total loans               0.89%       0.78%


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

Non-interest Income

     Non-interest income increased $9 thousand for the three months ended September 30, 1995 as compared to the same period in 1994. For the nine months, non-interest income increased 8.0% from $7.2 million in 1994 to $7.8 million in
1995.   For  the  three month periods,  service  charges  on
deposit accounts increased $198 thousand while all other non-interest income categories except for trust income and other non-interest income increased by lesser amounts while those two categories experienced declines for the three months as compared to the same period in 1994. For the nine month periods in 1995 as compared to 1994, service charges on deposit accounts increased by $407 thousand, insurance commissions increased by $88 thousand, and other non-
interest  income  increased by $467 thousand.   The  largest
single component of the increase in other non-interest income for the nine months was $345 thousand of gain on the sale of deposits in connection with the sale of a branch of
the  Company's  savings  bank affiliate.   During  the  same
period, gains on sale of loans declined $306 thousand, trust income declined $140 thousand, and net securities gains & losses increased from a loss of $45 thousand to a gain of $12 thousand.

 Non-interest Expenses

       Non-interest expenses decreased 15.0% from $16.1 million for the three months ended September 30, 1994 to $13.8 million for the same period in 1995. For the nine month  period,  non-interest expenses  increased  1.2%  from
$39.5 million in 1994 to $40.0 million in 1995. Two contributing factors were present in the three and nine month periods in 1994 that were not present in 1995: Losses incurred on certain mortgage derivative securities and costs associated with restructuring and reengineering the company's operations.

      Mortgage-backed derivatives were purchased for certain trust accounts administered by the Company's affiliates. While all of these securities are guaranteed by either the Federal Home Loan Mortgage Corporation or the Federal National Mortgage Association and therefore, pose very little, if any, credit, they exhibited an excessive volatility which led to a significant decline in their market value. The Company recognized a $2.75 million pre-tax loss in these securities which represented the difference between the book value carried in the customer accounts and the actual market value. The Company purchased the securities from the trust accounts and because management believes there is no credit loss, expects to collect the full face value over time. The securities are carried at market value as available for sale and currently no additional market value declines have been suffered.

      During the latter part of 1993 and continuing through 1994, the Company intensively examined ways to improve its performance through restructuring its operations and reengineering its work flow processes. As a result of this examination, the Company adopted a plan which downsized its workforce by approximately 9% of total employment. Severance and other related costs of downsizing in the amount of $945 thousand were recognized in the third quarter of 1994.

      For  the  three  month period, salaries  and  employee
benefits increased $567 thousand, equipment expenses increased $150 thousand, data processing increased $424 and other non-interest expenses increased by $816 thousand, while FDIC insurance declined $854 thousand and the other categories of non-interest expense increased by lesser amounts. The decrease in FDIC insurance is due to the drop in rates from $0.23 per $100 of insured deposits to $0.04 per $100 of insured deposits during the third quarter, effective to May 31, 1995. This was effective for all banks, but not for savings institutions. The largest component of other non-interest expense is write-downs on repossessed real estate, accounting for $545 thousand during the third quarter of 1995. For the nine month period, salaries and benefits increased $1.3 million, occupancy expense increased $306 thousand, equipment expenses increased $251 thousand, data processing increased $541 thousand, other taxes increased $276 thousand and other non-interest expense increased by $2.2 million, while stationery & printing increased marginally and FDIC insurance decreased $775 thousand, all due to the third quarter decline. In addition to the write downs on repossessed real estate, the largest components of the increases in other non-interest expenses for the three and nine month periods are increased legal and professional fees in connection with the completed and upcoming acquisitions and the costs of implementing the company's profit improvement plan.


Balance Sheet Review

      Total assets increased from $1.499 billion at December 31, 1994 to $1.670 billion at September 30, 1995, or an annualized rate of 15.2%. Of the approximately $171 million increase, $61 million came from the acquired assets of Community Bank and $106 million came from the acquired assets of Middlesboro. Loans increased by more than any other asset category, rising from $0.902 billion at December 31, 1994 to $1.065 billion at September 30, 1995, an annualized rate of 24.1%. Of the $163 million increase, approximately $116 million came from the acquisitions of Community Bank and Middlesboro. Loans accounted for 63.8% of total assets at September 30, 1995 compared to 60.2% at December 31, 1994. Federal funds sold also increased significantly during the period, from $13.9 million at December 31, 1994 to $27.7 million at September 30, 1995.
      The majority of the asset growth was funded by deposit growth as total deposits increased from $1.246 billion to $1.406 billion at December 31, 1994 and September 30, 1995, respectively, an annualized increase of 17.1%. Approximately $133 million of this increase was due to the acquisitions of Community Bank and Middlesboro. New long-term debt of $13.5 million was incurred in connection with the acquisition of Middlesboro as long-term debt increased from $24.9 million at December 31, 1994 to $28.8 million at September 30, 1995. Further information concerning the new debt is contained in footnote 5 to the consolidated financial statements. The Company also paid a $2 million scheduled principal payment on existing debt during the first half of 1995 and has paid 6.9 million in principal on the $13.5 million of new debt. Advances from Federal Home Loan Bank declined somewhat during the period, decreasing from $69.8 million at December 31, 1994 to $65.8 million at September 30, 1995.

Loans

      Loans increased from $0.902 billion at December 31, 1994 to $1.065 billion at September 30, 1995, or an annualized rate of 24.1%. Approximately $50 million of the growth came from the acquired loans of Community Bank and approximately $66 million came from the acquired loans of Middlesboro. All loan categories increased from December 31, 1994 to September 30, 1995 except for lease financing, which decreased by $1.5 million. The largest increase of any loan category was in real estate mortgage loans, which increased from $291.0 million to $373.4 million. The acquisitions of Community Bank and Middlesboro were the biggest factors in this increase as approximately 90% of Community Bank's loans and over 50% of Middlesboro's loans were in the real estate mortgage category. Consumer loans increased by the next largest amount, as it grew from $143.1 million at December 31, 1994 to $192.5 million at September 30, 1995. No other loan category grew by over 10%.

      Non-accruing and 90 days past due loans decreased from 1.35% of net loans at December 31, 1994 to 1.12% at
September 30, 1995. Non accrual loans decreased 9 basis points from 0.98% of net loans at December 31, 1994 to 0.89% of net loans at September 30, 1995. 90 days past due loans as a percent of net loans decreased 15 basis points from
0.38% to 0.23% for the same period. The reserve for loan losses increased from 1.44% of net loans at December 31, 1994 to 1.55% of net loans at September 30, 1995. The reserve for loan losses as a percentage of loans 90 days past due and non-accrual loans increased from 106.1% at December 31, 1994 to 138.4% at June 30, 1995.

     The following table summarizes the Company's loans that are non-accrual or past due 90 days or more at September 30, 1995 and December 31, 1994:

                                       As a % of   Accruing Loans  As a % of
                         Non-accrual Loan Balances Past Due 90   Loan Balances
                             Loans    by category   Days or More   by category
( in thousands)
September 30, 1995

Commercial loans, secured by
     real estate             $3,778      1.48%           $  494     0.19%
Commercial loans, other       3,293      1.67%              140     0.07%
Consumer loans, secured by
     real estate              2,272      0.54%            1,491     0.35%
Consumer loans, other           106      0.06%              406     0.21%
TOTAL                        $9,449      0.88%           $2,531     0.24%


December 31, 1994

Commercial loans, secured by
      real estate            $5,584      2.41%           $1,322     0.57%
Commercial loans, other       2,005      1.09%              520     0.28%
Consumer loans, secured by
     real estate              1,199      0.36%            1,145     0.34%
Consumer loans, other            41      0.03%              414     0.27%
 TOTAL                       $8,829      0.98%           $3,401     0.38%


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

Securities

      The Company uses its securities held to maturity for production of income and to manage cash flow needs through expected maturities. The company uses its securities available for sale for income and for balance sheet liquidity management. The book value of securities held to maturity decreased $16.1 million from $363.5 million at December 31, 1994 to $347.4 million at September 30, 1995. Securities available for sale decreased $0.4 million from $87.4 million at December 31, 1994 to $87.0 million at September 30, 1995. Total securities as a percentage of the Company's assets decreased during the six month period, as securities accounted for 30.1% of total assets at December 31, 1994 and 26.0% of total assets at September 30, 1995.

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

      Deposits increased $160 million or an annualized rate of 17.1% from December 31, 1994 to September 30, 1995, of which approximately $44 million was from the acquisition of Community Bank and $89 million was from the acquisition of Middlesboro. This growth has allowed the Company to remain liquid in a time of increasing loan demand requiring more funding than has been needed in recent years.

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

     The Company owns $87.0 million of securities designated as available for sale and valued at market which are available to meet liquidity needs on a continuing basis. The Company also relies on Federal Home Loan Bank advances for both liquidity and management of its asset/liability position. On an increasing basis, the Company matches the maturity of these advances primarily with pools of residential mortgage loans which are not sold in the secondary market, some of which have maturities of ten to fifteen years. Federal Home Loan Bank advances decreased from $69.8 million at December 31, 1994 to $65.8 million at September 30, 1995. This amount is in compliance with the Company's borrowing limits under applicable Federal Home Loan Bank guidelines.

      The Company generally relies upon net inflows of cash from financing activities, supplemented by net inflows of cash from operating activities, to provide cash used in its investing activities. As is typical of many financial institutions, significant financing activities include deposit gathering, use of short-term borrowing facilities such as federal funds purchased and securities sold under repurchase agreements and the issuance of long-term debt. The company borrowed new funds in the amount of $13.5 million in June to finance the acquisition of Middlesboro, of which $6.9 million was repaid during the third quarter of 1995. This is under a $17.5 million credit line expiring June 29, 1997, which is in the form of a revolving line of credit (see footnote 5 to the consolidated financial statements).The Company's primary investing activities include purchases of investment securities and loan originations.

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

      The primary source of capital of the Company is retained earnings. The Company declared dividends of $0.48 per share for the first nine months of 1995 and $0.45 for the first nine months of 1994 while earnings per share for the periods were $0.96 and $0.65 per share, respectively. The Company retained 50 percent of earnings for the first nine months of 1995. The Company's leverage, Tier 1 capital, and Total risk based capital ratios at June 30, 1995 were 6.77%, 10.40%, and 11.68%, compared to regulatory minimums of 4.0%, 4.0%, and 8.0%, respectively.

      The Company's subsidiaries meet the applicable minimum regulatory capital requirements at September 30, 1995. The Company remains comfortably above the minimum regulatory capital requirements. The Banking regulators may alter minimum capital requirements as a result of revising their internal policies and their ratings of the Company's subsidiary banks.

      As of September 30, 1995, management is not aware of any current recommendation by banking regulatory authorities which if they were to be implemented would have, or are reasonably likely to have, a material adverse effect on the Company's liquidity, capital resources or operations.

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


               PIKEVILLE NATIONAL CORPORATION
                             by




Date:  November  8,1995            Signature
                                   Richard M. Levy
                                   Senior Vice President
                                   Principal Financial Officer