Form 10-K
period 1995-12-31
PIKEVILLE NATIONAL CORP
filed 1996-03-29
CIK 350852

                                UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549
                                  FORM 10-K

(Mark One)
   X     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
 -----   EXCHANGE ACT OF 1934 [FEE REQUIRED]
           For the fiscal year ended December 31, 1995
                                    OR
         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
 -----   EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
           For the transition period from        to

                       Commission file number   0-11129

                        PIKEVILLE NATIONAL CORPORATION
           (Exact name of registrant as specified in its charter)

                   KENTUCKY                          61-0979818
           (State or other jurisdiction of       (I.R.S. Employer
            incorporation or organization)        Identification No.)

            208 NORTH MAYO TRAIL
             PIKEVILLE, KENTUCKY                        41501
   (Address of principal executive offices)          (Zip Code)

        Registrant's telephone number, including area code:  (606) 432-1414

         Securities registered pursuant to Section 12 (b) of the Act:
                                     NONE

         Securities registered pursuant to Section 12 (g) of the Act:
                        COMMON STOCK, $5.00 PAR VALUE
                              (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X   No
                                               -----    -----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of voting stock held by non-affiliates of the registrant as of February 29, 1996 was $187,048,000. The number of shares outstanding of the Registrant's Common Stock as of February 29, 1996 was 9,124,314. For the purpose of the foregoing calculation only, all directors and executive officers of the Registrant have been deemed affiliates.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the following documents are incorporated by reference into the Form 10-K part indicated

      Document                                           Form 10-K
     ----------                                         -----------

  (1) Proxy statement for the annual meeting              Part III
       of shareholders to be held April 23, 1996

                                 PART I

ITEM 1.  BUSINESS

    Pikeville National Corporation (the "Corporation") is a bank holding company registered with the Board of Governors of the Federal Reserve System pursuant to section 5 (a) of the Bank Holding Company Act of 1956, as amended. The Corporation was incorporated August 12, 1980, under the laws of the Commonwealth of Kentucky for the purpose of becoming a bank holding company. On July 1, 1981, pursuant to a Merger Agreement dated May 30, 1981, the merger of Pikeville National Bank and Trust Company ("PNB") as a subsidiary of the Corporation was consummated, whereby PNB became a wholly-owned subsidiary of the Corporation through an exchange of one share of common stock of PNB for two shares of common stock of the Corporation. Prior to the date the merger became effective, the Corporation conducted no active business operations. Since the merger, the business of the Corporation has been to act as a holding company for affiliate financial institutions. The Corporation currently owns all the capital stock of nine commercial banks, one savings bank and one trust company, serving small and mid-sized communities in eastern, central and south central Kentucky. The commercial banks are Pikeville National Bank and Trust Company, Pikeville; First Security Bank and Trust Company, Whitesburg; Commercial Bank, West Liberty; The Exchange Bank of Kentucky, Mount Sterling; Farmers National Bank, Williamsburg; Farmers-Deposit Bank, Flemingsburg; First American Bank, Ashland; The Woodford Bank and Trust Company, Versailles and Commercial Bank, Middlesboro. The Corporation's savings bank is Community Trust Bank, FSB, Campbellsville. The trust company, Trust Company of Kentucky, Ashland, purchased the trust operations of two subsidiary banks and has additional offices in Lexington, Pikeville and Campbellsville, Kentucky. The trust subsidiary commenced business operation on January 1, 1994. At December 31, 1995, the Corporation had total consolidated assets of $1.7 billion and total consolidated deposits of $1.5 billion, making it the second largest bank holding company headquartered in the Commonwealth of Kentucky.

    On February 2, 1995, the Corporation acquired all outstanding shares of Community Bank of Lexington, Inc., Lexington, Kentucky ("Community Bank") with assets of $61 million. The Corporation issued 366,000 shares of common stock with a market price of $24 per share in the acquisition. The transaction was accounted for as a purchase with $6.3 million of goodwill recognized. The offices of Community Bank became branches of Pikeville National Bank and Trust Company, the Corporation's lead bank, on March 31, 1995.

    On May 31, 1995, the Corporation acquired Woodford Bancorp, Inc., Versailles, Kentucky ("Woodford") with assets of $103 million for 967,000 shares of its common stock. Woodford was the parent company of The Woodford Bank and Trust Company until its dissolution at the date of acquisition.
The transaction was accounted for as a pooling-of-interests, and all prior period financial information was restated to give effect to the transaction.

    On June 30, 1995, the Corporation acquired Commercial Bank, Middlesboro, Kentucky ("Middlesboro") with assets of $99 million for $14.4 million in cash. The transaction was accounted for as a purchase, and goodwill of $4.3 million was recognized. Funds of $13.5 million were borrowed in connection with the acquisition.

    On November 3, 1995, the Corporation acquired United Whitley Corporation, Williamsburg, Kentucky ("Williamsburg"), and its subsidiary, Bank of Williamsburg, with assets of $37 million for 172,000 shares of its common stock. The transaction was accounted for as a pooling but without restatement of prior period financial statements due to lack of materiality. Bank of Williamsburg was merged into Farmers National Bank and United Whitley Corporation was dissolved on the date of acquisition. Through the merger transaction, the Corporation was able to move the bank charter of the merged institution to adjacent Laurel County and now has a branch in London, Kentucky.

    Through its subsidiaries, the Corporation engages in a wide range of commercial and personal banking activities, which include accepting time and demand deposits; making secured and unsecured loans to corporations, individuals and others; providing cash management services to corporate and individual customers; issuing letters of credit; renting safe deposit boxes and providing funds transfer services. The lending activities of the Corporation's subsidiaries include making commercial, construction, mortgage, personal and credit card loans. Also available are lease financing, lines of credit, revolving credits, term loans and other specialized loans including asset-based financing. Various corporate subsidiaries act as trustees of personal trusts, as executors of estates, as trustees for employee benefit trusts, as registrars, transfer agents and paying agents for bond and stock issues and as depositories for securities.

                                 COMPETITION

   The Corporation's subsidiaries face substantial competition for deposit, credit and trust relationships, as well as other sources of funding in the communities they serve. Competing providers include other national and state banks, savings banks and trust companies, insurance companies, mortgage banking operations, credit unions, finance companies, money market funds and other financial and non-financial companies which may offer products functionally equivalent to those offered by the Corporation's subsidiaries. Many of these providers offer services within and outside the market areas served by the Corporation's subsidiaries. The Corporation's subsidiaries strive to offer competitively priced products along with quality customer service to build banking relationships in the communities they serve.

   Since July 1989, banking legislation in Kentucky places no limits on the number of banks or bank holding companies which a bank holding company may acquire. Interstate acquisitions are allowed where reciprocity exists between the laws of Kentucky and the home state of the acquiring bank holding company. Bank holding companies continue to be limited to control of less than 15% of deposits held by banks in the state (exclusive of inter-bank and foreign deposits).

   No material portion of the business of the Corporation is seasonal. The business of the Corporation is not dependent upon any one customer or a few customers, and the loss of any one or a few customers would not have a materially adverse effect on the Corporation.

   No operations in foreign countries are engaged in by the Corporation.

                                 EMPLOYEES

   As of December 31, 1995, the Corporation and its subsidiaries had 757 full-time equivalent employees. Employees are provided with a variety of employee benefits. A retirement plan, employee stock ownership plan, group life, hospitalization, major medical insurance and an annual management incentive compensation plan are available to eligible personnel.

                        SUPERVISION AND REGULATION

   The Corporation, as a registered bank holding company, is restricted to those activities permissible under the Bank Holding Company Act of 1956, as amended, and is subject to actions of the Board of Governors of the Federal Reserve System thereunder. It is required to file an annual report with the Federal Reserve Board and is subject to an annual examination by the Board. As a savings and loan holding company, the Corporation is also regulated by the Office of Thrift Supervision.

   The Corporation's national bank subsidiaries are subject to federal banking law and to regulation and periodic examinations by the Comptroller of the Currency under the

National Bank Act and to the restrictions, including dividend restrictions, thereunder. The Corporation's national bank subsidiaries (Pikeville National Bank and Trust Company and Farmers National Bank) are members of the Federal Reserve System and are subject to certain restrictions imposed by and to examination and supervision under, the Federal Reserve Act. The Corporation's state banks (First Security Bank and Trust Company, Commercial Bank (West Liberty), The Exchange Bank of Kentucky, Farmers-Deposit Bank, First American Bank, The Woodford Bank and Trust Company and Commercial Bank (Middlesboro)) are subject to similar regulations and supervision by the Kentucky Department of Financial Institutions ("KDFI"). The Corporation's savings bank subsidiary, Community Trust Bank, FSB, is regulated and examined by the Office of Thrift Supervision. The trust company subsidiary, Trust Company of Kentucky, is regulated by the Federal Reserve Board and the KDFI.

   Deposits of the Corporation's subsidiary banks are insured by the Federal Deposit Insurance Corporation Bank Insurance Fund, which subjects the banks to regulation and examination under the provisions of the Federal Deposit Insurance Act. Insofar as the Corporation's savings bank subsidiary is concerned, its deposits are insured by the Federal Deposit Insurance Corporation Savings Association Insurance Fund.

   The operations of the Corporation and its subsidiaries also are affected by other banking legislation and policies and practices of various regulatory authorities. Such legislation and policies include statutory maximum rates on some loans, reserve requirements, domestic monetary and fiscal policy and limitations on the kinds of services which may be offered.

                          CAUTIONARY STATEMENT

   Information provided herein by the Corporation contains, and from time to time the Corporation may disseminate materials and make statements which may contain "forward-looking" information, as that term is defined by the Private Securities Litigation Reform Act of 1995 (the "Act"). These cautionary statements are being made pursuant to the provisions of the Act and with the intention of obtaining the benefits of the "safe harbor" provisions of the Act. The Corporation cautions investors that any forward-looking statements made by the Corporation are not guarantees of future performance and that actual results may differ materially from those in the forward-looking statements as a result of various factors, including but not limited to, the following: (1) the increase or decrease of interest rates as a whole (2) the condition of the national and local economies of the communities served, including unemployment rates (3) the ability of the company to improve operating efficiency through consolidation of service and economies of scale and (4) any regulatory or law changes which may affect the operating environment of the Corporation or any of its affiliates.

                        SELECTED STATISTICAL INFORMATION

   The following tables set forth certain statistical information relating to the Corporation and its subsidiaries on a consolidated basis and should be read together with the consolidated financial statements of the Corporation.

CONSOLIDATED AVERAGE BALANCE SHEETS AND TAXABLE EQUIVALENT
INCOME/EXPENSE AND YIELDS/RATES


----------------------------------------------------------------------------------------------------------------------------------
                                                1995                          1994                               1993
----------------------------------------------------------------------------------------------------------------------------------
                                   AVERAGE              AVERAGE    AVERAGE               AVERAGE    AVERAGE                AVERAGE
(in thousands)                     BALANCES   INTEREST   RATE      BALANCES  INTEREST     RATE      BALANCES    INTEREST    RATE
----------------------------------------------------------------------------------------------------------------------------------
EARNING ASSETS
Interest-bearing
 deposits                        $    1,469   $    112    7.62%   $    3,370  $    207      6.14%   $    3,955  $  328      8.29%

Investment securities
  U.S. Treasuries and Agencies      301,263     19,123    6.35%      316,552    18,794      5.94%      326,527   21,259     6.51%
  State & political
    subdivisions (3)                 55,263      4,668    8.45%       52,344     4,692      8.96%       37,776    4,066    10.76%
  Other securities                   78,510      5,011    6.38%       73,951     4,370      5.91%       66,520    3,630     5.46%
Federal funds sold                   50,398      3,057    6.07%       47,488     1,996      4.20%       29,084    1,001     3.44%

Loans, net of unearned
 (1)(2)(3)                        1,021,637    101,511    9.94%      872,045    78,911      9.05%      849,202    76,724    9.03%
----------------------------------------------------------------------------------------------------------------------------------
Total earning assets             $1,508,540   $133,482    8.86%   $1,365,750  $108,970      7.98%   $1,313,064  $107,008    8.15%

Less allowance for
  loan losses                        15,336                           13,444                            14,046
---------------------------------------------------------------------------------------------------------------------------------
                                  1,493,204                        1,352,306                         1,299,018

NON-EARNING ASSETS
Cash and due from banks              50,846                           45,173                            47,491
Premises and equipment, net          43,725                           38,403                            35,185
Other assets                         43,148                           34,748                            33,747
---------------------------------------------------------------------------------------------------------------------------------
Total assets                     $1,630,923                       $1,470,630                        $1,415,441
---------------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------------

INTEREST-BEARING
LIABILITIES
Deposits
  Savings and demand deposits    $  386,956   $ 12,166    3.14%   $  392,784  $ 11,446      2.91%   $  376,608  $ 11,160    2.96%
  Time deposits                     804,884     44,507    5.53%      671,863    28,443      4.23%      664,367    28,122    4.23%
  Federal funds purchased &
    securities sold under
    repurchase agreements            25,934      1,435    5.53%       30,208     1,234      4.09%       23,574       915    3.88%
  Other short-term borrowings         1,443         78    5.41%        2,935        90      3.07%        4,480        90    2.01%
  Advances from Federal Home
    Loan Bank                        71,917      4,506    6.27%       68,022     4,132      6.07%       58,576     3,550    6.06%
  Long-term debt                     27,328      2,300    8.42%       26,739     2,025      7.57%       35,253     2,779    7.88%
---------------------------------------------------------------------------------------------------------------------------------
  Total interest bearing
     liabilities                 $1,318,462   $ 64,992    4.93%   $1,192,551  $ 47,370      3.97%   $1,162,858  $ 46,616   4.01%
---------------------------------------------------------------------------------------------------------------------------------
NON-INTEREST BEARING
  LIABILITIES
Demand Deposits                     168,108                         151,897                            140,372
Other liabilities                    13,573                          10,017                              9,766
---------------------------------------------------------------------------------------------------------------------------------
Total liabilities                 1,500,143                       1,354,465                          1,312,996
Shareholders' equity                130,780                         116,165                            102,445
---------------------------------------------------------------------------------------------------------------------------------
Total liabilities and
  shareholders' equity           $1,630,923                      $1,470,630                         $1,415,441
---------------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------------
Net interest income (3)                       $ 68,490                        $ 61,600                           $60,392
---------------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------------
Net interest spread                                       3.93%                             4.01%                         4.14%
---------------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------------
Benefit of interest free funding                          0.61%                             0.50%                         0.46%
---------------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------------
Net interest margin                                       4.54%                             4.51%                         4.60%
---------------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------------

(1) Interest includes fees on loans of $3,203, $2,300 and $2,523 in 1995, 1994 and 1993 respectively.
(2) Loan balances include principal balances on non-accrual loans.
(3) Tax exempt income on securities and loans reported on a fully taxable basis using a 35% rate.

NET INTEREST DIFFERENTIAL
-------------------------

          The following table illustrates the approximate effect on net interest differentials of volume and rate changes between 1995 and 1994 and between 1994 and 1993.

                                                               Change Due to                          Change Due to
                                             Total Change    ------------------     Total Change -------------------------
  (in thousands)                              1995/1994      Volume        Rate      1994/1993     Volume         Rate
--------------------------------------------------------------------------------------------------------------------------
  Interest Income
          Interest-bearing deposits          $      (95)   $     (137)  $       42  $      (121) $       (44)   $      (77)
          U.S. Treasury & Federal
                  agency securities                 329          (931)       1,260       (2,465)        (635)       (1,830)
          Tax Exempt-State
                  & political
                  subdivisions                      (24)          255         (279)         626        1,385          (759)
          Other securities                          641           278          363          740          425           315
          Federal funds sold                      1,061           130          931          995          737           258
          Loans                                  22,600        14,380        8,220        2,187        2,067           120
                                             ----------   -----------  -----------  -----------  -----------   -----------
          Total Interest Income              $   24,512   $    13,975  $    10,537  $     1,962  $     3,935   $    (1,973)
                                             ----------   -----------  -----------  -----------  -----------   -----------
                                             ----------   -----------  -----------  -----------  -----------   -----------
  INTEREST EXPENSE
          Savings and demand deposits        $      720   $      (171) $       891  $      $285   $     $474    $     (189)
          Time deposits                          16,064         6,309        9,755          322          317             5
          Federal funds purchased
                  & securities sold under
                  repurchase agreements             201          (192)         393          319          269            50
          Other short-term borrowings               (12)          (60)          48            0          (38)           38
          Advances from FHLB                        374           241          133          582          574             8
          Long-term debt                            275            46          229         (754)        (648)         (106)
                                             ----------   -----------  -----------  -----------  -----------   -----------
          Total Interest Expense                 17,622         6,173       11,449          754          948          (194)
                                             ----------   -----------  -----------  -----------  -----------   -----------
                                             ----------   -----------  -----------  -----------  -----------   -----------
  Net Interest Income                        $    6,890   $     7,802  $      (912) $     1,208  $     2,987   $    (1,779)
                                             ----------   -----------  -----------  -----------  -----------   -----------
                                             ----------   -----------  -----------  -----------  -----------   -----------


For purposes of the above table, changes which are not solely due to rate or volume are allocated on a percentage basis, using the absolute values of rate and volume variance as a basis for percentages. Income is stated at a fully taxable equivalent basis, assuming a 35% rate.

INVESTMENT PORTFOLIO

        The maturity distribution and weighted average interest rates of securities available-for-sale and securities held-to-maturity at December 31, 1995 as follows:

                                         ESTIMATED MATURITY AT DECEMBER 31, 1995
---------------------------------------------------------------------------------------------------------------------------------
                                                                                                         TOTAL        AMORTIZED
                              WITHIN 1 YEAR       1-5 YEARS       5-10 YEARS      AFTER 10 YEARS       FAIR VALUE        COST
(in thousands)               AMOUNT   YIELD    AMOUNT   YIELD   AMOUNT   YIELD    AMOUNT    YIELD    AMOUNT    YIELD    AMOUNT
---------------------------------------------------------------------------------------------------------------------------------
 Available-for-Sale
   U.S. Treasury            $28,353   5.80%   $ 25,540   6.65%  $  2,194   7.27%   $      0   0.00%   $ 56,087   6.24%  $  55,233
   U.S. Gov. agencies
    and corporations         16,400   6.52%    100,187   6.98%    37,247   6.59%      8,293   6.56%    162,127   6.82%    161,168
   State and municipal
    obligations                   0   0.00%          0   0.00%         0   0.00%          0   0.00%          0   0.00%          0
   Other securities          28,576   5.45%      8,170   6.30%    13,123   6.53%     11,634   6.03%     61,503   5.93%     62,454
                            ---------------   ----------------  ----------------   ----------------   ----------------   --------
Total                       $73,329   5.82%   $133,897   6.87%  $ 52,564   6.60%   $ 19,927   6.25%   $279,717   6.51%   $278,855
                            ---------------   ----------------  ----------------   ----------------   ----------------   --------

                                                                                                          TOTAL           FAIR
                              WITHIN 1 YEAR       1-5 YEARS       5-10 YEARS      AFTER 10 YEARS     CARRYING AMOUNT     VALUE
                             AMOUNT   YIELD    AMOUNT   YIELD   AMOUNT            AMOUNT    YIELD    AMOUNT    YIELD     AMOUNT
---------------------------------------------------------------------------------------------------------------------------------
 Held to Maturity
   U.S. Treasury            $     0   0.00%   $      0   0.00%  $      0   0.00%   $      0   0.00%   $      0   0.00%   $      0
   U.S. Gov. agencies
    and corporations          1,029   4.08%     49,835   5.47%    20,418   5.35%      7,822   7.20%     79,104   5.59%     78,299
   State and municipal
    obligations               4,887  10.90%     14,417   8.30%    24,343   7.01%     12,778   9.05%     56,425   8.14%     57,102
   Other securities           1,992   9.64%     10,147   5.63%     3,053   6.40%          0   0.00%     15,192   6.31%     14,914
                            ---------------   ----------------  ----------------   ----------------   ----------------   --------
Total                       $ 7,908   9.70%   $ 74,399   6.04%  $ 47,814   6.26%   $ 20,600   8.35%   $150,721   6.62%   $150,315
                            ---------------   ----------------  ----------------   ----------------   ----------------   --------
Total Securities            $81,237   6.20%   $208,296   6.58%  $100,378   6.44%   $ 40,527   7.32%   $430,438   6.55%
                            ---------------   ----------------  ----------------   ----------------   ----------------
                            ---------------   ----------------  ----------------   ----------------   ----------------

        The calculations of the weighted average interest rates for each maturity category are based on yield weighted by the respective costs of the securities. The weighted average rates on state and political subdivisions are computed on a taxable equivalent basis using a 35% tax rate. For purposes of the above presentation, maturities of mortgage-backed pass through certificates and collateralized mortgage obligations are based on estimated maturities.

        Excluding those holdings of the investment portfolio in U. S. Treasury securities and other agencies of the U. S. Government, there were no securities of any one issuer which exceeded 10% of the shareholders' equity of the Corporation at December 31, 1995.

SECURITIES

The book value of securities available-for-sale and securities held-to-maturity as of December 31, 1995 and 1994 are presented in footnote 4 of the Annual Report to Shareholders which is incorporated by reference with this filing.

The book value of securities at December 31, 1993 is presented below:

                                                                 Investment          Securities
(In Thousands)                                                   Securities         Held for Sale
-------------------------------------------------------------------------------------------------
U. S. Treasury and government agencies                         $     138,177        $      13,273
States and political subdivisions                                     39,973                    -
Mortgage backed pass through certificates                            164,840               16,581
Collateralized mortgage obligations                                   32,915                  264
Other debt securities                                                  4,493                    -
                                                               -------------        -------------
        Total debt securities                                        380,398               30,118
Equity securities                                                      8,079               22,362
                                                               -------------        -------------
                                                               $     388,477        $      52,480
                                                               -------------        -------------
                                                               -------------        -------------

LOAN PORTFOLIO

                                                           December 31
                                        ------------------------------------------------
(in thousands)                            1995      1994      1993      1992      1991
----------------------------------------------------------------------------------------
Commercial:
 Secured by real estate               $  258,541  $235,611  $210,514  $221,646  $214,621
 Other                                   192,127   183,533   196,296   175,850   188,928
                                      ----------  --------  --------  --------  --------
  Total commercial                       450,668   419,144   406,810   397,496   403,549
Real Estate Construction                  51,539    45,308    34,241    26,058    26,306
Real Estate Mortgage                     398,288   290,998   274,017   291,318   281,337
Consumer loans                           208,662   143,085   128,995   124,659   133,091
Equipment lease financing                  5,911     7,919     9,872    14,130    15,934
                                      ----------  --------  --------  --------  --------
  Total loans                         $1,115,068  $906,454  $853,935  $853,661  $860,217
                                      ----------  --------  --------  --------  --------
                                      ----------  --------  --------  --------  --------
Percent of total year-end loans
Commercial:
 Secured by real estate                   23.19%    25.99%    24.65%    25.96%    24.95%
 Other                                    17.24%    20.25%    22.99%    20.60%    21.96%
                                      ----------  --------  --------  --------  --------
  Total commercial                        40.43%    46.24%    47.64%    46.56%    46.91%

Real Estate Construction                   4.61%     5.00%     4.01%     3.05%     3.06%
Real Estate Mortgage                      35.72%    32.10%    32.09%    34.13%    32.71%
Consumer loans                            18.71%    15.79%    15.10%    14.60%    15.47%
Equipment lease financing                  0.53%     0.87%     1.16%     1.66%     1.85%
                                      ----------  --------  --------  --------  --------
                                         100.00%   100.00%   100.00%   100.00%   100.00%
                                      ----------  --------  --------  --------  --------
                                      ----------  --------  --------  --------  --------

The total loans above are net of unearned income.

     The following table shows the amounts of loans (excluding residential mortgages of 1-4 family residences, consumer loans and lease financing) which, based on remaining scheduled repayments of principal are due in the periods indicated. Also, the amounts are classified according to sensitivity to changes in interest rates (fixed, variable).

                                              Maturity at December 31, 1995
                                        ---------------------------------------------------
                                                        After One
                                         Within         but within      After
(in thousands)                          one year        five years    five years    Total
Commercial, Financial
 and Agricultural                       $123,777         $149,253      $177,638    $450,668
Real estate - Construction                20,414           15,048        16,077      51,539
                                        --------         --------      --------    --------
                                        $144,191         $164,301      $193,715    $502,207
                                        --------         --------      --------    --------
                                        --------         --------      --------    --------
Rate Sensitivity
Predetermined Rate                      $ 37,018         $ 47,527      $ 40,653    $125,198
Adjustable Rate                          107,173          116,774       153,062     377,009
                                        --------         --------      --------    --------
                                        $144,191         $164,301      $193,715    $502,207
                                        --------         --------      --------    --------
                                        --------         --------      --------    --------

NONPERFORMING LOANS

                                                                       December 31
                                                     ---------------------------------------------
(in thousands)                                         1995      1994     1993      1992    1991
                                                     ---------------------------------------------
Non-accrual loans                                    $  9,433  $  8,829  $11,186  $ 5,417  $ 7,676
Restructured loans                                        918         -        -    4,022      356
90 days or more past due (not on non-accrual)           3,947     3,401    3,637    4,875    7,441
                                                     --------  --------  -------  -------  -------
    Total nonperforming loans                        $ 14,298  $ 12,230  $14,823  $14,314  $15,473

Foreclosed properties (net)                             1,927     4,320    3,635    7,061    7,835
                                                     --------  --------  -------  -------  -------
    Total                                            $ 16,225  $ 16,550  $18,458  $21,375  $23,308
                                                     --------  --------  -------  -------  -------
                                                     --------  --------  -------  -------  -------
Nonperforming assets to total loans
  plus foreclosed properties                            1.45%     1.83%    2.18%    2.51%    2.73%
                                                     --------  --------  -------  -------  -------
                                                     --------  --------  -------  -------  -------
Allowance to nonperforming loans                      112.47%   106.12%   90.04%   95.96%   74.52%
                                                     --------  --------  -------  -------  -------
                                                     --------  --------  -------  -------  -------

Nonaccrual, Past Due and Restructured Loans

                                              As a % of                    As a % of     Accruing Loans  As a % of
                                Nonaccrual    Loan Balances  Restructured  Loan Balances Past Due 90     Loan Balances
(in thousands)                  Loans         by Category    Loans         by Category   Days or More    by Category    Balances
December 31, 1995
Commercial loans-secured by
  real estate                       $3,264            1.26%          $918         0.36%          $1,428          0.55%  $  258,541
Commercial loans-other               3,048            1.54%                                         237          0.12%     198,038
Consumer loans-secured by
  real estate                        2,873            0.64%                                       1,335          0.30%     449,827
Consumer loans-other                   248            0.12%                                         947          0.45%     208,662
                                    ------                           ----                        ------                 ----------
     Total                          $9,433            0.85%          $918         0.08%          $3,947          0.35%  $1,115,068
                                    ------            -----          ----         -----          ------          -----  ----------
                                    ------            -----          ----         -----          ------          -----  ----------
December 31, 1994
Commercial loans-secured by
  real estate                       $5,584            2.37%          $                           $1,322          0.56%  $  235,611
Commercial loans-other               2,005            1.05%                                         520          0.27%     191,452
Consumer loans-secured by
  real estate                        1,199            0.36%                                       1,145          0.34%     336,306
Consumer loans-other                    41            0.03%                                         414          0.29%     143,085
                                    ------                           ----                        ------                 ----------
     Total                          $8,829            0.97%          $  0         0.00%          $3,401          0.38%  $  906,454
                                    ------                           ----         -----          ------                 ----------
                                    ------                           ----         -----          ------                 ----------

The allowance for loan losses balance is maintained by management at a level considered adequate to cover anticipated losses that are based on past loss experience, general economic conditions, information about specific borrower situations including their financial position and collateral values, and other factors and estimates which are subject to change over time.

                                                                                                           1995
(In thousands)                                                                                            ------
Gross interest income that would have been recorded in 1995 on nonaccrual loans outstanding at December 31, 1995 if the loans had been current, in accordance with their original terms and had
  been outstanding throughout the period or since origination if held for part of the period              $1,600

Interest income actually recorded on nonaccrual loans and included in net income for the period             (515)
                                                                                                          ------
Interest income not recognized during the period                                                          $1,085
                                                                                                          ------
                                                                                                          ------

Discussion of the Nonaccrual Policy

The accrual of interest income on loans is discontinued when the collection of interest and principal in full is not expected. When interest accruals are discontinued, interest income accrued in the current period is reversed. Any loans past due 90 days or more must be well secured and in the process of collection to continue accruing interest.

Potential Problem Loans

When management has serious doubts as to the ability of borrowers to comply with repayment terms, the loans are placed on nonaccrual status. Management, therefore, believes that no additional potential problem loans exist which would result in disclosure pursuant to Item III.C.1.

Foreign Outstandings

None

Loan Concentrations

The Corporation has no concentration of loans exceeding 10% of total loans which is not otherwise disclosed at December 31, 1995.

Other Interest-Bearing Assets

The Corporation has no other interest bearing assets that would be required to be disclosed under Item III.C.1 or 2, if such assets were loans, other than $1.9 million held as other real estate owned, included above in foreclosed properties.

ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES


(In thousands)                                      1995          1994        1993       1992       1991
Allowance for loan losses, beginning of year    $   12,978  $   13,346  $   13,736  $  11,530  $   9,072
  Loans charged off:
     Commercial, secured by real estate              1,278       1,442       1,538      1,831      2,624
     Commercial, other                               1,646       3,902       2,140      2,210      1,644
     Real Estate Mortgage                              514         407         598      1,005      1,022
     Consumer loans                                  2,594       1,786       1,606      1,377      1,305
                                                --------------------------------------------------------
       Total charge-offs                             6,032       7,537       5,882      6,423      6,595

  Recoveries of loans previously charged off:
     Commercial, secured by real estate                159          12         147        152        287
     Commercial, other                                 331         395         333        503        395
     Real Estate Mortgage                               44          66          58        135         74
     Consumer loans                                    740         630         512        528        383
                                                --------------------------------------------------------
       Total recoveries                              1,274       1,103       1,050      1,318      1,139

  Net charge-offs:
     Commercial, secured by real estate              1,119       1,430       1,391      1,679      2,337
     Commercial, other                               1,315       3,507       1,807      1,707      1,249
     Real Estate Mortgage                              470         341         540        870        948
     Consumer loans                                  1,854       1,156       1,094        849        922
                                                --------------------------------------------------------
       Total net charge-offs                         4,758       6,434       4,832      5,105      5,456

  Allowances of acquired banks                       2,004           0           0          0        877
  Provisions charged against operations              5,858       6,066       4,442      7,311      7,037
                                                --------------------------------------------------------
Balance, end of year                            $   16,082  $   12,978  $   13,346  $  13,736  $  11,530
                                                --------------------------------------------------------
                                                --------------------------------------------------------

Allocation of allowance, end of year
     Commercial, secured by real estate         $    3,095  $    3,649  $    2,650  $   2,812  $   2,422
     Commercial, other                               2,300       2,349       1,921      2,130      1,692
     Real Estate Construction                          135          93          57        186        225
     Real Estate Mortgage                            1,044         905       1,659      1,945      2,353
     Consumer                                        1,574       1,291       1,271      1,475      1,319
     Equipment lease financing                          71         108          91        147        117
     Unallocated                                     7,863       4,583       5,697      5,041      3,402
                                                --------------------------------------------------------
Balance, end of year                            $   16,082  $   12,978  $   13,346  $  13,736  $  11,530
                                                --------------------------------------------------------
                                                --------------------------------------------------------

Average loans outstanding, net of
     unearned interest                          $1,021,637  $  872,045  $  849,202  $ 857,532  $ 827,491

Loans outstanding at end of year, net of
     unearned interest                          $1,115,068  $  906,454  $  853,935  $ 853,661  $ 860,217

Net charge-offs to average loan type
     Commercial, secured by real estate             0.39%       0.60%       0.59%      0.95%      0.26%
     Commercial, other                              0.66%       0.94%       0.96%      0.80%      0.31%
     Real Estate Mortgage                           0.13%       0.13%       0.18%      0.41%      0.77%
     Consumer loans                                 1.02%       0.78%       0.62%      0.57%      0.56%
       Total                                        0.47%       0.74%       0.57%      0.60%      0.66%
Other ratios
     Allowance to net loans, end of year            1.44%       1.43%       1.56%      1.61%      1.34%
     Provision for loan losses to average loans     0.57%       0.70%       0.82%      0.84%      0.57%

Management uses an internal analysis to determine the adequacy of the loan loss reserve and charges to the provision for loan losses. This analysis is based on net charge-off experience for prior years, current delinquency levels and risk factors based on the local economy and relative experience of the lending staff. This analysis is completed quarterly and forms the basis for allocation of the loan loss reserve and what charges to provision may be required.

AVERAGE DEPOSITS AND OTHER BORROWED FUNDS

(In thousands)                                          1995          1994          1993
--------------------------------------------------------------------------------------------
DEPOSITS:
   Non-interest bearing deposits                  $     168,108  $    151,897  $     140,372
   NOW accounts                                         151,781       132,270        126,277
   Money market deposits                                 82,733        76,053         68,723
   Savings                                              152,442       184,461        181,608
   Certificates of deposit > $100,000                   242,081       174,532        163,262
   Certificates of deposit < $100,000
           and other time deposits                      562,803       497,331        501,105
                                                   ------------  ------------  -------------
                   Total Deposits                  $  1,359,948  $  1,216,544  $   1,181,347

OTHER BORROWED FUNDS:
   Federal funds purchased
           and securities sold under
           repurchase agreements                   $     25,934  $     30,208  $      23,574
   Other short-term borrowings                            1,443         2,935          4,480
   Advances from Federal Home
           Loan Bank                                     71,917        68,022         58,576
   Long-term debt                                        27,328        26,739         35,253
                                                   ------------  ------------  -------------
                   Total Other Borrowed Funds      $    126,622  $    127,904  $     121,883
                                                   ------------  ------------  -------------
           Total Deposits and Other
                   Borrowed Funds                  $  1,486,570  $  1,344,448  $   1,303,230
                                                   ------------  ------------  -------------

Maturities of time deposits of $100,000 or more outstanding at December 31, 1995 are summarized as follows:


                                                    Certificates     Time
(In Thousands)                                       of Deposit     Deposits       Total
                                                   ------------  ------------  -------------
3 months or less                                   $     60,859  $          0  $      60,859
Over 3 through 6 months                                  33,650         6,661         40,311
Over 6 through 12 months                                 76,327             0         76,327
Over 12 months                                           94,446           162         94,608
                                                   ------------  ------------  -------------
                                                   $    265,282  $      6,823  $     272,105
                                                   ------------  ------------  -------------
                                                   ------------  ------------  -------------

SHORT-TERM BORROWINGS

The Corporation did not have any category of short-term borrowings for which the average balance outstanding during the reported periods was 30 percent or more of shareholders' equity at the end of the reported periods.

ITEM 2. PROPERTIES

   The Corporation's and PNB's main offices are located at 208 North Mayo Trail, Pikeville, Kentucky, 41501. Pikeville National Realty Incorporated, a wholly-owned subsidiary of PNB which was organized for the purpose of holding real property used by PNB, holds title to PNB's main office under the terms of Industrial Revenue Development Bonds of the Pike County Fiscal Court issued for purposes of constructing such building.

   PNB presently has nine branch offices in Pike County, one branch office in Floyd County, one branch office in Knott County and four branch offices in Fayette County, Kentucky in addition to its main office. PNB owns seven of its branch banking offices and leases eight branch offices.

   First Security Bank's main office is located at 112 West Main Street, Whitesburg, Kentucky, 41858. First Security has four branch offices in Letcher County, all of which are owned except for the Ermine, Kentucky branch and the land for the Isom branch which are under lease. First Security Bank's main office building is leased under an obligation accounted for as a capital lease.

   Commercial Bank, West Liberty owns its only banking premises at 550 Main Street, West Liberty, Kentucky, 41472. Commercial Bank also owns land which is rented without lease agreements.

   Exchange Bank of Kentucky owns its main office at the corner of High and Maysville Streets in Mount Sterling, Kentucky, 40353 and its one branch location. Exchange Bank leases the land for its ATM site and the land adjacent to its main office for parking and a drive up window.

   Farmers National Bank owns its main office at 201 N. 3rd Street, Williamsburg, Kentucky, 40769, and its only branch office in Whitley County. Farmers National Bank also has a branch office in London, Laurel County, Kentucky, which is leased. Farmers National Bank has no other property or lease relationships.

   Farmers-Deposit Bank owns its main office at 101 North Main Cross, Flemingsburg, Kentucky, 41041, and all three of its branch locations,. two of which are in Flemingsburg, and the third in Ewing, Kentucky. Farmers-Deposit Bank also owns real property which is leased to outside parties.

   First American Bank owns its main office at 1544 Winchester Avenue, Ashland, Kentucky, 41101, and its three branch locations, though it leases the land for its Summit Branch. First American Bank opened two additional branches in 1992, each of which occupies space within a mall. First American Bank leases office space to tenants in its main office location, as well as The Arcade, which adjoins the main office. Of the office space in The Arcade a portion is used for Bank premises. First American Bank also leases the 16th Street Properties which is sub-leased, and the Bank leases the Old Meade Station Branch property and also receives tenant income on this property.

   Community Trust Bank FSB's main office is located at 1218 East Broadway, Campbellsville, Kentucky, 42718. The Bank has a branch office in each of the following locations; Campbellsville, Columbia, Greensburg, Somerset (2), Lebanon and Jamestown, Kentucky. Community Trust Bank, FSB, owns all of its locations with the exception of the Lending Annex located next to the main office and its supermarket branches located in Somerset and Lebanon. The building which is used by the Community Trust Bank FSB Somerset Branch contains additional office space which is leased to outside parties.

   The Woodford Bank & Trust Company's main office is located at 101 North Main Street, Versailles, Kentucky, 40383. Woodford owns its main office property and leases its one branch location.

   Commercial Bank, Middlesboro owns its main office property located at 1924 Cumberland Avenue in Middlesboro, Kentucky, 40965 and has four additional branch locations in Bell County, Kentucky. Two of these locations are owned and the other two are leased.

   Trust Company of Kentucky's main office is located at 1544 Winchester Avenue, Ashland, Kentucky, 41101, in space leased from First American Bank. It also has leased offices in PNB's main office, Community Trust Bank, FSB's main office and in Lexington, Kentucky.

   See notes 7 and 13 to consolidated financial statements included herein for the year ended December 31, 1995, for additional information relating to commitments and amounts invested in premises and equipment. The Corporation has $301,000 of investments in real property, all in other real estate.

ITEM 3.  LEGAL PROCEEDINGS

   The Banks and certain officers are named defendants in legal actions arising from normal business activities. Management, after consultation with legal counsel, believes these actions are without merit or that the ultimate liability, if any, resulting from them will not materially affect the Corporation's consolidated financial position.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   There were no matters submitted to a vote of security holders, through solicitation of proxies or otherwise, during the fourth quarter of 1995.


                    EXECUTIVE OFFICERS OF THE REGISTRANT

   Set forth below are the executive officers of the Corporation, their positions with the Corporation and the year in which they first became an executive officer or director.

                        POSITIONS AND         DATE FIRST
                        OFFICES               BECAME DIRECTOR  PRESENT
                        CURRENTLY             OR EXECUTIVE     PRINCIPAL
NAME AND AGE (1)        HELD                  OFFICER          OCCUPATION

Burlin Coleman; 66      Chairman of           1980             Chairman of
                        Board, &                               Board
                        Director

Brandt Mullins; 68      Vice Chairman         1980             Vice
                        of Board, Director                     Chairman

Terry N. Coleman; 44    President, CEO,       1992 (2)         President &
                        COO & Director                         CEO

Jean R. Hale; 49        Executive Vice        1992 (2)         President &
                        President,                             CEO of PNB
                        Secretary &
                        Director

Richard M. Levy; 37     Executive Vice        1995 (3)         Executive Vice
                        President & CFO                        President & CFO

William Vermillion; 50  Executive Vice        1996 (4)         Executive Vice
                        President &                            President &
                        Manager of                             Manager of
                        Affiliate Operations                   Affiliate Operations

Ralph Weickel; 38       Executive Vice        1995 (5)         Executive Vice
                        President & CIO                        President & CIO

(1) The ages listed for the Corporation executive officers are as of February 29, 1996.

(2) Prior to becoming executive officers, Mr. Coleman and Ms. Hale served as Vice Presidents of the Corporation and as executive officers of PNB since 1988.

(3) Mr. Levy served as Senior Vice President and Controller of Bank of America Texas, N.A. prior to joining the Corporation.

(4) Mr. Vermillion served as President and CEO of Star Bank, Kentucky prior to joining the Corporation.

(5) Mr. Weickel served as Vice President of the Corporation prior to becoming an executive officer. Mr. Weickel served as Vice President, Manager of Investments for Boatmen's National Bank of Des Moines, NA, prior to joining the Corporation in 1993.

                                       PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

   The Corporation's common stock is listed on the NASDAQ National Market System under the symbol PKVL. Herzog, Heine, Geduld, Inc., New York, New York; J. J.
B. Hilliard, W. L. Lyons, Inc., Louisville, Kentucky; Morgan, Keegan & Company, Memphis, Tennessee and Robinson Humphrey Co. Inc., Atlanta, Georgia; are primary market makers.

QUARTERLY FINANCIAL DATA
Three Months Ended (In thousands except per share amounts)

                                 December 31  September 30  June 30   March 31
1995
Net interest income               $ 17,437      $ 16,894    $ 16,134   $ 15,569
Net interest income, taxable
 equivalent basis                   18,051        17,620      16,721     16,098
Provision for loan losses            1,850         1,615       1,322      1,071
Noninterest income                   3,342         2,412       2,696      2,666
Noninterest expense                 15,869        13,755      13,070     13,177
Net income                           2,266         2,734       2,840      2,973

Per common share
  Net income, primary             $   0.25      $   0.30    $   0.32   $   0.34
  Net income, fully diluted           0.25          0.30        0.32       0.34
  Dividends declared                  0.18          0.16        0.16       0.16
  Common stock price:
     High                            21.50         23.00       23.50      25.25
     Low                             19.00         19.50       19.50      22.50
     Last trade                      19.25         20.25       20.75      22.50

Selected ratios
  Return on average assets,
    annualized                        0.53%         0.65%       0.72%      0.77%
  Return on average common
    equity, annualized                6.96%         8.39%       8.78%      9.56%
  Net interest margin, annualized     4.57%         4.47%       4.57%      4.52%

1994
Net interest income               $ 15,366      $ 15,230    $ 14,660   $ 13,934
Net interest income, taxable
  equivalent basis                  16,030        15,951      15,145     14,474
Provision for loan losses            1,722         1,097       2,482        765
Noninterest income                   2,452         2,403       2,361      2,437
Noninterest expense                 12,772        16,178      11,778     11,559
Net income                           2,580           454       2,133      3,045

Per common share
  Net income, primary             $   0.30      $   0.05    $   0.25   $   0.35
  Net income, fully diluted           0.30          0.05        0.25       0.35
  Dividends declared                  0.16          0.15        0.15       0.15
  Common stock price:
     High                            26.25         30.00       31.50      35.00
     Low                             23.50         23.50       27.50      28.50
     Last trade                      26.25         24.00       30.00      29.00

Selected ratios
  Return on average assets,
    annualized                        0.69%         0.12%       0.58%      0.83%
  Return on average common
    equity, annualized                8.72%         1.52%       7.21%     10.67%
  Net interest margin, annualized     4.56%         4.55%       4.43%      4.35%

   There were approximately 2,400 holders of outstanding common shares of the Corporation at February 29, 1996.

DIVIDENDS

   The annual dividend was increased from $0.61 per share to $0.66 per share during 1995. The Corporation has adopted a conservative policy of cash dividends with periodic stock dividends. Dividends are typically paid on a quarterly basis. Future dividends are subject to the discretion of the Corporation's Board of Directors, cash needs, general business conditions, dividends from the subsidiaries and applicable governmental regulations and policies. For information concerning restrictions on dividends from subsidiary banks to the Corporation, see Note 18 to the consolidated financial statements included herein for the year ended December 31, 1995.

ITEM 6.  SELECTED FINANCIAL DATA
SELECTED FINANCIAL DATA 1991-1995

Year Ended December 31 (In thousands except per share amounts)
For the year:                              1995         1994        1993       1992        1991
Interest income                         $  131,026  $  106,560  $  104,929  $  109,946  $  118,259
Interest expense                            64,992      47,370      46,616      53,746      68,564
  Net interest income                       66,034      59,190      58,313      56,200      49,695
Provision for loan losses                    5,858       6,066       4,442       7,311       7,037
Noninterest income                          11,116       9,653      12,069      11,427       7,197
Noninterest expense                         55,871      52,287      45,571      42,140      38,931
  Income before income taxes                15,421      10,490      20,369      18,176      10,924
Cumulative effect of accounting change          --          --          --          --         300
Income taxes                                 4,608       2,278       5,533       5,072       2,243
  Net income                            $   10,813  $    8,212  $   14,836  $   13,104  $    8,981
Per common share:
PRIMARY EARNINGS PER SHARE
Income before cumulative effect
  of accounting change                  $     1.21  $     0.95  $     1.80  $     1.63  $     1.06
Cumulative effect of accounting change          --          --          --          --        0.04
  Net income                            $     1.21  $     0.95  $     1.80  $     1.63  $     1.10
FULLY DILUTED EARNINGS PER SHARE
Income before cumulative effect
  of accounting change                  $     1.21  $     0.95  $     1.78  $     1.60  $     1.06
Cumulative effect of accounting change          --          --          --          --        0.04
  Net income                            $     1.21  $     0.95  $     1.78  $     1.60  $     1.10
Cash Dividends Declared -               $     0.66  $     0.61  $     0.55  $     0.51  $     0.49
  As a percentage of net income              54.55%      64.21%      30.56%      31.29%      44.61%
Book value, end of year                      14.66       13.57       13.44       12.08       10.82
Market price, end of year                    19.25       26.25       29.33       21.00       10.89
Market value to book value, end of year       1.31x       1.93x       2.18x       1.74x       1.01x
Price/earnings ratio, end of year             15.9x       27.6x       16.5x       13.1x        9.9x
Cash dividend yield, end of year              3.74%       2.44%       2.05%       2.54%       4.66%
At year end:
Total assets                            $1,730,170  $1,499,434  $1,464,039  $1,390,910  $1,343,662
Long-term debt                              27,873      24,944      35,277      36,340      38,117
Shareholders' equity                       133,795     116,636     107,371      96,406      85,224
Averages:
Assets                                  $1,630,922  $1,470,630  $1,415,441  $1,354,655  $1,269,502
Deposits                                 1,359,947   1,216,544   1,181,347   1,173,305   1,110,485
Earning assets                           1,508,539   1,365,750   1,313,064   1,253,475   1,174,682
Loans                                    1,021,637     872,045     849,202     857,532     827,491
Shareholders' equity                       130,780     116,165     102,445      90,594      79,090
Profitability ratios:
Return on average assets                      0.66%       0.56%       1.05%       0.97%       0.71%
Return on average common equity               8.27%       7.07%      14.48%      14.46%      11.36%
Capital ratios:
Equity to assets, end of year                 7.73%       7.78%       7.33%       6.93%       6.34%
Average equity to average assets              8.02%       7.90%       7.24%       6.69%       6.23%
Risk-based capital ratios
Leverage ratio                                6.44%       7.19%       6.36%       5.89%       5.21%
Tier I Capital                               10.24%      11.08%      10.10%       9.34%       7.80%
Total Capital                                11.51%      12.33%      12.23%      11.53%       9.85%
Other significant ratios:
Allowance to net loans, end of year           1.44%       1.43%       1.58%       1.63%       1.36%
Allowance to nonperforming loans,
  end of year                               119.99%     106.12%      90.04%      95.96%      74.52%
Nonperforming assets to loans and
  foreclosed properties, end of year          1.37%       1.83%       2.18%       2.51%       2.73%
Net interest margin                           4.54%       4.51%       4.60%       4.68%       4.51%
Other statistics:
Average common shares outstanding
  Primary                                    8,960       8,601       8,246       8,024       7,701
  Fully diluted                              8,960       8,602       8,323       8,169       7,701
Number of full-time equivalent employees,
  end of year                                  757         655         699         675         673

                                      17

ITEM 7. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

  Pikeville National Corporation (the "Corporation") is a multi-bank holding company headquartered in Pikeville, Kentucky. The Corporation owns nine commercial banks, one savings bank, and one trust company. Through its affiliates, the Corporation has sixty offices serving 85,000 households in nineteen eastern and central Kentucky counties. The Corporation had total assets of $1.73 billion as of December 31, 1995.

Acquisitions

  After making no acquisitions during the years 1992 through 1994, the Corporation resumed its strategic policy of diversification through acquisition and acquired all of the outstanding stock of four Kentucky banks during 1995. This gives the Corporation additional economies of scale and new markets in which to deliver its existing products.

  On February 2, 1995, the Corporation acquired Community Bank of Lexington, Inc., Lexington, Kentucky ("Community Bank"), with assets of $61 million.
The Corporation issued 366,000 shares of common stock with a market price of $24 per share in the acquisition. The transaction was accounted for as a purchase, with $6.3 million of goodwill recognized. The offices of Community Bank became branches of Pikeville National Bank and Trust Company, the Corporation's lead bank, on March 31, 1995. While the Corporation had already been active in lending in the Lexington-Fayette County market through its loan production office, this acquisition gives the Corporation offices in which to provide deposit products and other financial services in one of Kentucky's fastest growing markets.

  On May 31, 1995, the Corporation acquired Woodford Bancorp, Inc., Versailles, Kentucky ("Woodford"), with assets of $103 million for 967,000 shares of its common stock. The transaction was accounted for as a pooling-of-interests, and all prior period financial information was restated to give effect to the transaction. This acquisition gives the Corporation another presence in the central Kentucky area, which has one of the highest per capita incomes and lowest unemployment rates in Kentucky.

  On June 30, 1995, the Corporation acquired Commercial Bank, Middlesboro, Kentucky ("Middlesboro"), with assets of $99 million for $14.4 million in cash. The transaction was accounted for as a purchase, and goodwill of $4.3 million was recognized. Funds of $13.5 million were borrowed in connection with the acquisition. Middlesboro is located on the Kentucky-Virginia-Tennessee border and is a growing market with a thriving tourism industry.

  On November 3, 1995, the Corporation acquired United Whitley Corporation, Williamsburg, Kentucky ("Williamsburg"), and its subsidiary, Bank of Williamsburg, with assets of $37 million, for 172,000 shares of its common stock. The transaction was accounted for as a pooling, but without restatement of prior period financial information, due to lack of materiality. Bank of Williamsburg was merged into Farmers National Bank, Williamsburg, Kentucky, already owned by the Corporation on the date of acquisition. Through the acquisition, the Corporation increased the deposit base of an existing affiliate substantially while increasing its operating costs only marginally. Through the merger transaction, the Corporation was able to move the bank charter of the merged institution to adjacent Laurel County and now has a branch in London, Kentucky, which is among the fastest growing areas in Kentucky.

Results of Operations

1995 Compared to 1994

  Net income for 1995 was $10.8 million compared to $8.2 million for 1994. Earnings per share for 1995 was $1.21 per share ($1.21 fully diluted) compared to $0.95 per share ($0.95 fully diluted) for 1994. All information has been restated due to the acquisition of Woodford Bancorp, Inc., on May 31, 1995, which was accounted for as a pooling-of-interests.

  Net interest income for 1995 increased 11.5% as compared to 1994, rising from $59.2 million in 1994 to $66.0 million in 1995. Noninterest income and noninterest expenses increased by lesser amounts, with noninterest income increasing from $9.7 million in 1994 to $11.1 million in 1995, and noninterest expense increasing from $52.3 million in 1994 to $55.9 million in 1995.

  Net income for 1994 was reduced by pre-tax losses of $2.8 million associated with certain mortgage-backed derivative securities purchased from customer trust accounts during the year and $0.9 million of restructuring and reengineering costs. Provision for loan losses was slightly higher in 1994 than in 1995, due mainly to unusual loan losses of $1.6 million recognized on two loans in the second quarter of 1994.

  Return on average assets increased from 0.56% in 1994 to 0.66% in 1995 and return on average equity increased from 7.07% in 1994 to 8.27% in 1995. Net Interest Income

  Net interest income increased 11.5% from 1994 to 1995 and was a major contributing factor to the Corporation's increase in net income. Net interest income increased from $59.2 million in 1994 to $66.0 million in 1995. The increase was mainly due to the increase in average earning assets and the rising interest rates on assets and deposits that were in effect in 1995.

    The Corporation's average earning assets increased from $1.37 billion in 1994 to $1.51 billion in 1995. Average interest bearing liabilities also increased during the period, from $1.19 billion in 1994 to $1.32 billion in 1995. Average interest bearing liabilities as a percentage of average earning assets remained fairly stable, going from 86.9% in 1994 to 87.4% in 1995.

  The yield on interest earning assets and the cost of interest bearing liabilities both increased during 1995 as compared to 1994. The taxable equivalent yield on average interest earning assets increased from 7.98% in 1994 to 8.86% in 1995. The cost of average interest bearing liabilities increased from 3.97% to 4.93% during the same period. Despite the fact that the cost of interest bearing liabilities rose more than the yield on interest earning assets and the net interest spread declined from 4.01% in 1994 to 3.93% in 1995, the net interest margin increased slightly from 4.51% in 1994 to 4.54% in 1995. This was due to the rise in interest rates. If interest rates rise by approximately the same amount for both assets and liabilities, all other things being equal, the net interest income and resulting net interest margin will both increase, because interest earning assets have larger balances.

Provision for loan losses

  The provision for loan losses decreased from $6.1 million in 1994 to $5.9 million in 1995. Average loans were significantly higher in 1995 increasing 17.2% from $872.0 million in 1994 to $1.02 billion in 1995. The major factor in the decrease in provision was the charge-off of two loans in the second quarter of 1994 totaling $1.6 million. One charge off of $1.25 million was for industrial computer software development and was the only loan of its type in the Corporation's portfolio. The other loan at $350 thousand was coal industry related.

  Charge-offs net of recoveries as a percentage of average loans outstanding declined from 0.73% in 1994 to 0.47% in 1995 as charge-offs were lower in 1995 and average loans increased. The allowance for loan losses increased significantly, rising from $13.0 million at December 31, 1994 to $16.1 million at December 31, 1995. The acquisitions of Community Bank, Middlesboro and Williamsburg accounted for $2.0 million of the increase in the loan loss reserve.

  Problem loans are reviewed on a monthly basis and specific allocations are made based on review of collateral and payment ability of the borrower.
Loans are fully reserved when review determines that there is an inability to pay and the liquidation value of collateral is insufficient. Loans 90 days or more past due are ordinarily placed on non-accrual.

  On January 1, 1995, the Corporation adopted Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan". Loans are categorized as impaired when it is probable that full collection of principal and interest will not be received, except for groups of smaller homogeneous loans, such as consumer and residential mortgage loans. The statement also requires specific reserves for loans considered to be impaired. The adoption of the statement was not material to the Corporation's provision for loan losses or financial condition and results of operations. The Corporation has an internal loan review department which is responsible for reviewing the loan portfolios of all subsidiary banks.

  Any loans classified as loss, doubtful, substandard or special mention that are not included in non-performing loans do not (1) represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity or capital resources, or (2) represent material credits about which management is aware of any information which would cause management to have serious doubt as to the ability of the borrowers to comply with the loan repayment terms. The Corporation does not believe there are currently any trends, events or uncertainties that are reasonably likely to have a material effect on the volume of its non-performing loans.

Noninterest income

  Noninterest income increased 15.2% from $9.7 million in 1994 to $11.1 million in 1995. Service charges on deposit accounts is the largest component of noninterest income and increased from $4.7 million in 1994 to $5.2 million in 1995 as the deposit base of the Corporation continued to expand. Noninterest bearing deposits increased from $159.6 million as of December 31, 1994 to $186.8 million at December 31, 1995. Trust income declined from $1.6 million in 1994 to $1.3 million in 1995 as the trust assets managed declined during the year. Other noninterest income increased from $2.7 million in 1994 to $4.1 million in 1995. The largest component of other noninterest income was insurance commissions, which increased 22.2% from $0.9 million in 1994 to $1.1 million in 1995. This was due to new lending programs which increased the company's loan portfolio during the year. Loans accounted for 60.5% of total assets at December 31, 1994 compared to 64.4% of total assets at December 31, 1995. Net gains from the sale of residential mortgage loans decreased from $784,000 in 1994 to $462,000 in 1995 as the level of loans originated and sold declined. This is normal in a time of rising interest rates. Gains on the sale of loans are most likely to be higher in times of level or falling interest rates. Securities gains and losses were not a factor in the increase as the Corporation incurred net securities losses of $45,000 in 1994 and net securities gains of $12,000 in 1995.

Noninterest expense

  Noninterest expense increased from $52.3 million in 1994 to $55.9 million in 1995. Except for two unusual items which decreased significantly, all individual categories increased as would be expected in a period of expansion through acquisitions. The increases in assets, employees and operational facilities all contributed to across the board increases in noninterest expenses. Salaries and employee benefits increased from $23.0 million in 1994 to $24.6 million in 1995 as the number of full-time equivalent employees increased due to acquisitions of new banks and opening of new branches. Occupancy expense also increased, rising from $3.3 million in 1994 to $3.9 million in 1995, also due to increased costs of acquisitions and new branches. Also increasing during the period were equipment costs, from $3.2 million in 1994 to $3.7 million in 1995, data processing, from $2.1 million in 1994 to $2.8 million in 1995, stationery & printing costs, from $1.5 million in 1994 to $1.9 million in 1995, other taxes, which mainly consists of Kentucky Bank Shares Tax, from $1.7 million in 1994 to $2.0 million in 1995 and other noninterest expense, which increased from $11.1 million in 1994 to $13.9 million in 1995. The two items which decreased significantly were losses associated with mortgage-backed derivative securities and restructuring and reengineering costs.

  Mortgage-backed derivatives had been purchased for certain trust accounts administered by the Corporation's affiliates. While these securities are guaranteed by either the Federal Home Loan Mortgage Corporation or the Federal National Mortgage Association and therefore, pose very little, if any, credit risk, they exhibited an excessive volatility which led to a significant decline in their market value in 1994. The Corporation recognized a $2.8 million pre-tax loss in these securities in 1994 which represented the difference between the book value carried in the customer accounts and the actual market value. The Corporation purchased the securities from the trust accounts during 1994 and because management believes there is no credit loss, expects to collect the full face value over time. The securities are carried at market value as available-for-sale and currently no default on payments or additional market value declines have been suffered to date.

  During the latter part of 1993 and continuing through 1994, the Corporation intensively examined ways to improve its performance through restructuring its operations and reengineering its work flow processes. As a result of this examination, the Corporation adopted a plan which downsized its workforce by approximately 9% of total employment. Severance and other related costs of downsizing in the amount of $0.9 million were recognized in 1994.

1994 Compared to 1993

  Net income for 1994 was $8.2 million compared to $14.8 million for 1993. Primary earnings per share for 1994 was $0.95 per share compared to $1.80 for 1993. Fully diluted earnings per share was $0.95 per share for 1994 compared to $1.78 for 1993.

  As noted in the 1995 to 1994 comparison, earnings for 1994 were negatively impacted by losses of $2.8 million associated with mortgage-backed derivative securities purchased from customer trust accounts during the year and by $0.9 million of restructuring and reengineering costs. Provision for loan losses was higher in 1994 than in 1993, due mainly to unusual loan losses of $1.6 million in the second quarter of 1994, also noted in the 1995 to 1994 comparison.

  Net interest income rose slightly from $58.3 million in 1993 to $59.2 million in 1994. The increase in net interest income was due to a higher level of average earning assets. Yield on earning assets and cost of interest bearing funds both declined, but yields on interest earning assets declined by more, causing the net interest margin to decline for 1994 as compared to 1993.

  Noninterest income declined 19.8% from $12.1 million in 1993 to $9.7 million in 1994. This was due to the decline of net securities and loan sales gains from 1993 to 1994. In 1993, securities gains totaled $2.0 million and gains on sale of loans totaled $2.0 million while in 1994 the company suffered net securities losses of $45 thousand and loan gains of $784 thousand. Exclusive of these two items, noninterest income increased from $8.0 million in 1993 to $8.9 million in 1994.

  Noninterest expense increased 14.7% from $45.6 million in 1993 to $52.3 million in 1994. The largest reason for the increase was the $2.8 million of losses associated with mortgage-backed derivatives in 1994 and also contributing were $0.9 million of restructuring and reengineering costs.
Data processing costs increased from $1.2 million in 1993 to $2.1 million in 1994 primarily as a result of the conversion of the Corporation's affiliates to a new data processing system which began in 1993 and was completed in 1994. Other noninterest expense increased from $9.7 million in 1993 to $11.1 million in 1994 which was due primarily to increased legal and professional fees associated with upcoming merger activity and consulting fees related to the reengineering.

Liquidity

  The Corporation's objectives are to ensure that funds are available at the subsidiary banks to meet deposit withdrawals and credit demands without unduly penalizing profitability, and to ensure that funding is available for the parent company to meet the ongoing cash needs while maximizing profitability. The Corporation continues to identify ways to provide for liquidity on both a current and long-term basis. On a long-term basis, the subsidiary banks rely mainly on core deposits, certificates of deposit of $100,000 or more, repayment of principal and interest on loans and securities, as well as federal funds sold and purchased. The subsidiary banks also rely on the sale of securities under repurchase agreements, securities available-for-sale and Federal Home Loan Bank borrowings.

  Deposits increased from $1.25 billion at December 31, 1994 to $1.47 billion at December 31, 1995. Approximately $44 million of the increase was from the acquisition of Community Bank, $89 million was from the acquisition of Middlesboro and $34 million was from the acquisition of Williamsburg. This growth has allowed the company to remain liquid in a time of increasing loan demand requiring more funding than has been needed in recent years.

  Due to the nature of the markets served by the subsidiary banks, management believes that the majority of its certificates of deposit of $100,000 or more are no more volatile than its core deposits. During the recent period of low interest rates, these deposit balances remained stable as a percentage of total deposits. In addition arrangements have been made with two correspondent banks for the purchase of federal funds on an unsecured basis, up to an aggregate of $54 million, if necessary, to meet the Corporation's liquidity needs.

  The Corporation owns $280 million of securities designated as available-for-sale and valued at market which are available to meet liquidity needs on a continuing basis. In the fourth quarter of 1995, the Financial Accounting Standards Board interpreted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investment in Debt and Equity Securities," to allow a one-time movement of securities from held-to-maturity to available-for-sale. The Corporation moved $195 million of these securities to available-for-sale during the fourth quarter of 1995 in accordance with the Financial Accounting Standards Board's statement. The Corporation also relies on Federal Home Loan Bank advances for both liquidity and management of its asset/liability position. Often the Corporation matches the maturity of these advances with pools of residential mortgage loans which are not sold in the secondary market, some of which have maturities of ten to fifteen years. Federal Home Loan Bank advances decreased from $69.8 million at December 31, 1994 to $63.6 million at December 31, 1995.

  The Corporation generally relies upon net inflows of cash from financing activities, supplemented by net inflows of cash from operating activities, to provide cash for its investing activities. As is typical of many financial institutions, significant financing activities include deposit gathering, use of short-term borrowing facilities such as federal funds purchased and securities sold under repurchase agreements, and the issuance of long-term debt. The Corporation borrowed $13.5 million in June to finance the acquisition of Middlesboro, of which $7.8 million was repaid during the second half of 1995. This debt is under a $17.5 million credit line expiring June 29, 1997, which is in the form of a revolving line of credit (see long-term debt footnote to the consolidated financial statements). The Corporation's primary investing activities include purchases of investment securities and loan originations.

  In conjunction with maintaining a satisfactory level of liquidity, management monitors the degree of interest rate risk assumed on the balance sheet. The Corporation monitors its interest rate risk by the use of static and dynamic gap models at the one year interval. The static gap model monitors the difference in interest rate sensitive assets and interest rate sensitive liabilities as a percentage of total assets that mature within the specified time frame. The dynamic gap model goes further in that it assumes that interest rate sensitive assets and liabilities will be reinvested. The Corporation uses the Sendero system to monitor its interest rate risk. The Corporation desires an interest sensitivity gap of not more than fifteen percent of total assets at the one year interval.

  The Corporation's static interest rate gap position as of December 31, 1995 is presented below:

  Interest Rate Sensitivity Analysis

  December 31, 1995                 0-3         3-12        Total        Over
  (In thousands)                  Months       Months      1 Year       1 Year       Total
  Interest earning assets
     Federal funds sold         $  39,555   $      --    $   39,555   $      --  $    39,555
     Securities and deposits      113,017      70,189       183,206     251,672      434,878
     Loans                        432,992     269,237       702,229     412,839    1,115,068

     Total earning assets       $ 585,564   $ 339,426    $  924,990   $ 664,511  $ 1,589,501

  Interest bearing liabilities
     NOW, money market and
       savings accounts         $ 269,524   $ 160,229    $  429,753   $      --  $   429,753
     Time deposits                225,585     388,033       613,618     237,243      850,861
     Federal funds purchased
       and other short-
       term borrowings             20,383          --        20,383          --       20,383
     Advances from FHLB             5,216       5,367        10,583      53,046       63,629
     Long-term debt                 8,125       2,000        10,125      17,748       27,873

     Total interest bearing
       liabilities              $ 528,833   $ 555,629    $1,084,462   $ 308,037  $ 1,392,499

  Interest sensitivity gap
     For the period             $  56,731   $(216,203)   $ (159,472)  $ 356,474  $   197,002
     Cumulative                    56,731    (159,472)     (159,472)    197,002      197,002
     Cumulative as a percent
       of earning assets             3.57%     (10.03)%      (10.03)%     12.39%       12.39%

  The Corporation now uses on a limited basis interest rate swaps as an additional tool in managing interest rate risk. As of December 31, 1995, there was outstanding $10 million in notional principal value of interest rate swaps. Interest rate swaps involve an exchange of cash flows based on the notional principal amount and agreed upon fixed and variable interest rates. In this transaction, the Corporation has agreed to pay a floating interest rate based on LIBOR and receive a fixed interest rate in return. The impact on operations of interest rate swaps was not significant during 1995 and is not expected to be significant during 1996.

Capital Resources

  Total shareholders' equity increased from $116.6 million at December 31, 1994 to $133.8 million at December 31, 1995. The acquisitions of Community Bank and Williamsburg added $9.4 million to shareholders' equity during 1995.

  The primary source of capital of the Corporation is retained earnings. Cash dividends per share were $0.66 per share for 1995 and $0.61 per share for 1994. The Corporation retained 45% of its earnings for 1995 and 36% for 1994.

  Under guidelines issued by banking regulators, the Corporation and its subsidiary banks are required to maintain a minimum Tier I risk-based capital ratio of 4% and a minimum total risk-based ratio of 8%. Risk-based capital ratios weight the relative risk factors of all assets and also consider the risk associated with off-balance sheet items. The Corporation must also maintain a minimum Tier I leverage ratio of 4%. The following table provides the capital ratios for the Corporation as of December 31, 1995 and 1994. Shareholders common equity for Tier I capital is adjusted for unrealized losses on debt securities only.

  Capital Data

  December 31 (In thousands)                       1995          1994
  Corporate capital components
     Tier I capital
       Shareholders' common equity (net of
          tax effected AFS debt securities
          unrealized gain of $940 and
          unrealized loss of$813,
          respectively)                       $   132,855      $117,449
       Less goodwill                              (20,110)      (10,367)
          Total Tier I capital                    112,745       107,082

     Tier II capital
       Allowable allowance for loan losses         14,043        12,085
          Total capital                       $   126,788      $119,167

     Risk adjusted assets                     $ 1,101,286      $966,810

     Capital ratios
       Tier I risk-based capital ratio              10.24%        11.08%
       Total risk-based capital ratio               11.51%        12.33%
       Tier I leverage ratio                         6.44%         7.19%

     Average equity to average assets                8.02%         7.90%
     Dividends declared per share             $      0.66      $   0.61
     Return on average assets                        0.66%         0.56%
     Return on average common equity                 8.27%         7.07%

  The guidelines which require bank holding companies, commercial banks, and savings banks to maintain certain minimum ratios define companies as "well capitalized" that sufficiently exceed the minimum ratios. The banking regulators may alter minimum capital requirements as a result of revising their internal policies and their ratings of individual institutions. Pikeville National Corporation and all banking affiliates met the criteria for "well capitalized" at December 31, 1995.

  As of December 31, 1995, management is not aware of any current recommendations by banking regulatory authorities which, if they were to be implemented, would have, or are reasonably likely to have, a material adverse impact on the Corporation's liquidity, capital resources, or operations.

  The Corporation's principal source of funds used to pay dividends to shareholders and service long-term debt is the dividends it receives from subsidiary banks. Various federal and state statutory provisions, as well as regulatory policies and directives, limit the amount of dividends that subsidiary banks can pay without prior regulatory approval. These restrictions have had no major impact on the Corporation's dividend policy or its ability to service long- term debt, nor is it anticipated that they will have any major impact in the foreseeable future.

Impact of inflation and changing prices

  The majority of the Corporation's assets and liabilities are monetary in nature. Therefore, the Corporation differs greatly from most commercial and industrial companies that have significant investments in nonmonetary assets, such as fixed assets and inventories. However, inflation does have an important impact on the growth of assets in the banking industry and on the resulting need to increase equity capital at higher than normal rates in order to maintain an appropriate equity to assets ratio. Inflation also affects other expenses, which tend to rise during periods of general inflation.

  Management believes the most significant impact on financial and operating results is the Corporation's ability to react to changes in interest rates. Management seeks to maintain an essentially balanced position between interest sensitive assets and liabilities in order to protect against the effects of wide interest rate fluctuations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED BALANCE SHEETS

December 31 (In thousands except per share amounts)              1995       1994
Assets
Cash and balances due from banks                             $   67,457  $   66,173
Federal funds sold                                               39,555      13,925
Securities available-for-sale                                   279,717      87,415
Securities held-to-maturity (fair value of $150,315
  and $345,110, respectively)                                   150,721     363,546
Loans                                                         1,115,068     906,454
  Allowance for loan losses                                     (16,082)    (12,978)
  Net loans                                                   1,098,986     893,476

Premises and equipment, net                                      47,553      38,765
Excess of cost over net assets acquired (net of accumulated
  amortization of $5,469 and $4,315, respectively)               20,110      10,367
Interest receivable and other assets                             26,071      25,767
     Total Assets                                            $1,730,170  $1,499,434

Liabilities and Shareholders' Equity
Deposits:
  Noninterest bearing                                        $  186,829  $  159,633
  Interest bearing                                            1,280,614   1,086,754
Total deposits                                                1,467,443   1,246,387

Federal funds purchased and other short-term borrowings          20,383      31,154
Interest payable and other liabilities                           17,047      10,553
Advances from Federal Home Loan Bank                             63,629      69,760
Long-term debt                                                   27,873      24,944
     Total Liabilities                                        1,596,375   1,382,798

Shareholders' equity:
Preferred stock, 300,000 shares authorized and unissued
Common stock, $5 par value, shares authorized 25,000,000;
  shares issued and outstanding, 1995 - 9,124,314; 1994 -
  8,592,287                                                      45,622      42,961
Capital surplus                                                  27,883      20,788
Retained earnings                                                59,934      54,928
Net unrealized appreciation (depreciation) on securities
  available-for-sale, net of tax of $(506) and $438,
  respectively                                                      356      (2,041)
     Total Shareholders' Equity                                 133,795     116,636

     Total Liabilities and Shareholders' Equity              $1,730,170  $1,499,434

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

Year Ended December 31                            1995         1994        1993
(In thousands except per share amounts)
Interest Income:
Interest and fees on loans                      $100,686     $ 78,143    $ 76,068
Interest and dividends on securities -
  Taxable                                         22,503       23,164      24,889
  Tax exempt                                       4,668        3,050       2,643
Other                                              3,169        2,203       1,329
     Total interest income                       131,026      106,560     104,929

Interest Expense:
Interest on deposits                              56,673       39,889      39,282
Interest on federal funds purchased and other
  short-term borrowings                            1,513        1,324       1,005
Interest on advances from Federal Home Loan Bank   4,506        4,132       3,550
Interest on long-term debt                         2,300        2,025       2,779
     Total interest expense                       64,992       47,370      46,616

     Net interest income                          66,034       59,190      58,313
Provision for loan losses                          5,858        6,066       4,442
     Net interest income after provision for
       loan losses                                60,176       53,124      53,871

Noninterest Income:
Service charges on deposit accounts                5,224        4,651       4,226
Gains on sale of loans, net                          462          784       2,038
Trust income                                       1,341        1,600       1,162
Securities gains (losses), net                        12          (45)      2,003
Other                                              4,077        2,663       2,640
     Total noninterest income                     11,116        9,653      12,069

Noninterest Expense:
Salaries and employee benefits                    24,639       23,033      22,877
Occupancy, net                                     3,934        3,250       3,052
Equipment                                          3,706        3,173       3,049
Data processing                                    2,808        2,084       1,184
Stationery, printing and office supplies           1,919        1,496       1,499
Taxes other than payroll, property and income      1,980        1,682       1,471
FDIC insurance                                     2,990        2,715       2,753
Losses associated with mortgage-backed
  derivative securities                               --        2,793          --
Restructuring and reengineering costs                 --          945          --
Other                                             13,895       11,116       9,686
     Total noninterest expense                    55,871       52,287      45,571

     Income before income taxes                   15,421       10,490      20,369
Income taxes                                       4,608        2,278       5,533
     Net income                                 $ 10,813     $  8,212    $ 14,836
Earnings per share:
Primary                                         $   1.21     $    .95    $   1.80
Fully diluted                                       1.21          .95        1.78

Average shares outstanding:
Primary                                            8,960        8,601       8,246
Fully diluted                                      8,960        8,602       8,323

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY


                                                                      Net
                                                                   Unrealized           Net
                                                                  Appreciation/     Unrealized
                                                                  (Depreciation)     Losses on
                                                                   on Securities    Marketable
                                  Common  Capital    Retained   Available-for-Sale,   Equity
(In thousands except per share    Stock   Surplus    Earnings       Net of Tax       Securities    Total
 amounts)

Balance, January 1, 1993        $ 28,240 $ 14,921    $ 53,277       $    --              $(32)     $96,406

Net income for 1993                                    14,836                                       14,836
Cash dividends declared
  ($.55 per share)                                     (3,954)                                      (3,954)
Issuance of 7,319 shares
  common stock                        25       88                                                      113
Repurchase of Woodford
  Bancorp, Inc. common stock         (32)                  (2)                                         (34)
Change in net unrealized loss on
  marketable equity securities                                                              4            4
Balance, December 31, 1993        28,233   15,009      64,157            --               (28)     107,371

Effect of adopting SFAS No. 115,
  net of tax                                                            521               28           549
Net income for 1994                                     8,212                                        8,212
Cash dividends declared
  ($.61 per share)                                     (4,747)                                      (4,747)
Issuance of 19,382 shares
  common stock                        97      387                                                      484
Issuance of 581,963 shares
  common stock in conjunction
  with debenture redemption        1,940    5,398                                                    7,338
Common stock split including
  purchase of fractional shares   12,691       (6)    (12,694)                                          (9)
Net change in unrealized
  appreciation/(depreciation)
  on securities available-for-sale,
  net of tax of $727                                                 (2,562)                        (2,562)
Balance, December 31, 1994        42,961   20,788      54,928        (2,041)              --       116,636

Net income for 1995                                    10,813                                       10,813
Cash dividends declared
  ($.66 per share)                                     (5,807)                                      (5,807)
Issuance of 26,885 shares
  common stock                       135      180                                                      315
Issuance of 505,223 shares
  common stock in conjunction
  with acquisitions                2,526    6,915                                                    9,441
Net change in unrealized
  appreciation/(depreciation) on
  securities available-for-sale,
  net of tax of $944                                                  2,397                          2,397
Balance, December 31, 1995       $45,622 $ 27,883    $ 59,934       $   356              $--      $133,795


See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS


Year Ended December 31 (In thousands)                     1995         1994          1993
Cash flows from operating activities:
Net income                                              $ 10,813     $  8,212      $ 14,836
Adjustments to reconcile net income to net
  cash provided by operating activities:
     Depreciation and amortization                         3,874        3,539         2,930
     Provision for loan and other real estate losses       6,273        7,092         4,717
     Deferred income taxes                                   (33)         162           (88)
     Securities (gains) losses, net                          (12)          45        (2,003)
     Gain on sale of loans, net                             (462)        (784)       (2,038)
     Net amortization of securities premiums                 532        1,595         1,545
     Sales of securities held for sale                        --           --        37,302
     Maturities of securities held for sale                   --           --         8,559
     Purchases of securities held for sale                    --           --       (16,327)
     Loans originated for sale                           (26,797)     (49,598)     (128,391)
     Proceeds from sale of loans                          23,290       56,995       128,700
     Changes in:
       Interest receivable and other assets                 (962)        (903)       (2,669)
       Interest payable and other liabilities              3,908          515         1,327
          Net cash provided by operating activities       20,424       26,870        48,400
Cash flows from investing activities:
Payments to acquire net assets of subsidiaries           (14,918)          --            --
Proceeds from:
  Sale/call of investment securities                          --           --        21,100
  Sale of mortgage-backed securities                          --           --        54,131
  Sale/call of securities available-for-sale              18,058        3,949            --
  Maturity of securities available-for-sale               53,474       29,326            --
  Maturity of securities held-to-maturity                 32,709       55,652            --
  Maturity of investment securities                           --           --        51,492
  Principal payments of mortgage-backed securities       135,518       34,278        68,380
Purchase of:
  Securities available-for-sale                          (28,250)     (45,958)           --
  Securities held-to-maturity                            (40,179)     (29,113)           --
  Investment securities                                       --           --      (142,331)
  Mortgage-backed securities                            (110,522)     (62,230)     (149,983)
Net change in loans                                      (75,147)     (68,753)       (4,209)
Net change in premises and equipment                      (4,795)      (4,374)       (6,705)
Other                                                      5,921        1,878         3,926
          Net cash used in investing activities          (28,131)     (85,345)     (104,199)
Cash flows from financing activities:
Net change in deposits                                    50,175       32,369        27,212
Net change in federal funds purchased and
  other short-term borrowings                            (15,771)      (1,119)        8,265
Advances from Federal Home Loan Bank                       1,595       16,058        34,445
Repayments of advances from Federal Home Loan Bank       (16,783)     (11,526)       (8,144)
Proceeds from long-term debt                              13,526           --        17,410
Payments on long-term debt                               (10,597)     (10,363)      (18,480)
Issuance and repurchase of common stock, net                 315        7,813            79
Dividends paid                                            (5,385)      (4,581)       (3,832)
          Net cash provided by financing activities       17,075       28,651        56,955
Net increase (decrease) in cash and cash equivalents       9,368      (29,824)        1,156
Cash and cash equivalents at beginning of year            80,098      109,922       108,766
Cash and cash equivalents of acquired banks               17,546           --            --
Cash and cash equivalents at end of year                $107,012    $  80,098      $109,922


See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ACCOUNTING POLICIES

  Basis of Presentation - The consolidated financial statements include Pikeville National Corporation (the Corporation) and all its subsidiaries, including its principal subsidiary, Pikeville National Bank and Trust Company. Material intercompany transactions and accounts have been eliminated in consolidation. In preparing financial statements, management must make estimates and assumptions. These estimates and assumptions affect the amounts reported for assets, liabilities, revenues and expenses, as well as affecting the disclosures provided. Future results could differ from the current estimates. Estimates that are more susceptible to change in the near term include the allowance for loan losses and other than temporary reductions in the fair value of certain securities and litigation loss contingencies.

  Nature of Operations - Substantially all assets, liabilities, revenues, and expenses are related to banking operations, including lending, investing of funds and obtaining of deposits and other financing. All of the Corporation's business offices and the majority of its business is located in eastern and central Kentucky.

  Cash and Cash Equivalents - Cash and cash equivalents include cash on hand, amounts due from banks, interest bearing deposits in other financial institutions and federal funds sold. Generally, federal funds are sold for one day periods. Cash flows are reported net for customer loan transactions, deposit transactions, and other short-term borrowings.

  Securities - Management determines the classification of securities at purchase. On January 1, 1994 the Corporation adopted Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities". The Corporation now classifies securities into held-to-maturity or available-for-sale categories. Held-to-maturity securities are those which the Corporation has the positive intent and ability to hold to maturity, and are reported at amortized cost. Available-for-sale securities are those the Corporation may decide to sell if needed for liquidity, asset-liability management or other reasons. Available-for-sale securities are reported at fair value, with unrealized gains and losses included as a separate component of shareholders' equity, net of tax. The unrealized gains and losses on securities available-for-sale includes unrealized losses on equity securities of $584 thousand and $1.2 million at December 31, 1995 and 1994, respectively, which have not been recorded net of tax as these capital losses would not be deductible for tax purposes unless offset by capital gains. If declines in fair value are not temporary, the carrying value of the securities are written down to fair value as a realized loss.

  Prior to 1994, securities were reported at amortized cost, except for securities held-for-sale which were reported at the lower of cost or market value in the aggregate.

  Gains or losses on disposition of securities are computed by specific identification for all securities except for shares in mutual funds, which are computed by average cost. Interest and dividend income, adjusted by amortization of purchase premium or discount, is included in earnings.

  Loans - Loans are reported at the carrying value of unpaid principal reduced by unearned interest and an allowance for loan losses. Income is recorded on the level yield basis. Interest accrual is discontinued when management believes, after considering economic and business conditions and collection efforts, that the borrower's financial condition is such that collection of interest is doubtful. Any loan greater than 90 days past due must be well secured and in the process of collection to continue accruing interest.

  Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated market value in the aggregate. Net unrealized losses are recognized in a valuation allowance by charges to income.

  The provision for loan losses charged to operating expenses is an amount sufficient to maintain the allowance for loan losses at an adequate level to absorb future loan losses based on management's best estimate of loan losses, using such considerations as the current condition and volume of the loan portfolio, economic conditions within the service area, review of specific problem loans, and any other known factors influencing loan collectibility. For loss provisions and valuation allowances, the amount provided is management's estimate of probable losses. However, it is possible the amount could be higher, in some cases up to the full amount of the related asset or obligation.

  Effective January 1, 1995, the Corporation adopted Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan". Under this Statement, impaired loans are measured at the present value of estimated future cash flows of the loan using the loan rate or at the fair value of collateral. Loans are impaired when it is estimated it is probable that all payments will not be collected as scheduled. Upon adoption, the Corporation recorded no additional loan loss provision.

  Smaller-balance homogeneous loans are evaluated for impairment in total. Such loans include residential first and second mortgage loans, residential construction, home equity, automobile and other consumer loans. Commercial loans and mortgage loans secured by other properties are evaluated individually for impairment. When analysis of borrower operating results and financial condition indicates that underlying cash flows of the borrower are not adequate to meet debt service requirements, the loan is evaluated for impairment. This may be associated with a delay or shortfall in payments of 90 days or more. Loans are generally moved to nonaccrual status when 90 days or more past due, unless the loan is well secured and in the process of collection. These loans are often also considered impaired. Impaired loans, in whole or in part, are charged off when deemed uncollectible using the same criteria as any other loan.

  Carrying values of impaired loans are periodically adjusted to reflect payments, revised estimates of future cash flows, and increases in the present value of expected cash flows due to the passage of time. Cash payments representing interest income are reported as such. Other cash payments reduce carrying value, while increases due to changes in estimates of future payments and the passage of time are reported as interest income and decreases as provision for loan losses.

  Premises and Equipment - Premises, equipment and leasehold improvements are stated at cost less accumulated depreciation and amortization. Depreciation is computed primarily on the straight-line method over the estimated useful lives or the shorter of the estimated useful lives or terms of the related leases. Maintenance, repairs and minor improvements are expensed as incurred.

  Other Real Estate - Real estate acquired by foreclosure is carried at the lower of the investment in the property or its fair value. An allowance for estimated losses on real estate is provided by a charge to operating expense when a subsequent decline in value occurs. Operating expenses of such properties, net of related income, and gains and losses on disposition are included in other expenses.

  Purchase Accounting - At date of purchase, net assets of subsidiaries acquired are recorded at fair value. Any excess of cost over net assets acquired (goodwill) is amortized by the straight-line method over fifteen to twenty-five years. Management reviews the earnings of the operations acquired for evidence of impairment of the unamortized amount.

  Income Taxes - Income tax expense is based on the taxes due on the consolidated tax return plus deferred taxes based on the expected future tax consequences of temporary differences between carrying amounts and tax bases of assets and liabilities, using enacted tax rates.

  Earnings Per Share - Primary and fully diluted earnings per share are calculated by dividing net income by the weighted average number of shares of common stock outstanding and the number of shares of common stock under the treasury-stock method for stock options, when dilutive. (See Note 19.)

  Postretirement Health Care Plan - The Corporation sponsors a postretirement health care plan for substantially all employees. During the years employees render service, the expected cost of providing benefits to employees and their beneficiaries and covered dependents is accrued. Retired employees may remain in the health care plan with their contribution equal to their premium expense determined exclusively on the loss experience of the retirees in the plan.

  Reclassification - Certain reclassifications have been made in the prior financial statements to conform to current classifications.

2. BUSINESS COMBINATIONS

  On February 2, 1995, the Corporation acquired all outstanding common shares of Community Bank of Lexington, Inc. ("Community Bank") for 366,000 shares of its common stock with a market price of $24 per share. The transaction was accounted for as a purchase, with $6.3 million of goodwill recorded. The assets and results of operations of Community Bank are included from the date of purchase forward. At acquisition, Community Bank had total assets of $61 million and equity of $2.9 million. On March 31, 1995, Community Bank was merged into Pikeville National Bank and Trust Company, and its offices were converted into branches.

  On May 31, 1995, the Corporation acquired all outstanding common shares of Woodford Bancorp Inc., Versailles, Kentucky ("Woodford") for 967,000 shares of its common stock in a pooling-of-interests transaction. At acquisition, Woodford had total assets of $103 million and shareholders' equity of $12.2 million. The financial statements and all related information have been restated to include the assets and results of operations of Woodford for all periods presented.

  On June 30, 1995, the Corporation acquired all outstanding common shares of Commercial Bank of Middlesboro ("Middlesboro") for cash of $14.4 million. This transaction was accounted for as a purchase, with $4.3 million of goodwill recorded. The assets and results of operations of Middlesboro are included from the date of purchase forward. At acquisition, Middlesboro had assets of $99 million and equity of $8.2 million.

  On November 3, 1995, the Corporation acquired all outstanding common shares of United Whitley Corporation, Williamsburg, Kentucky ("Williamsburg") and its subsidiary Bank of Williamsburg for 172,000 shares of its common stock in a pooling-of-interests transaction. At acquisition, Williamsburg had assets of $37 million and equity of $2.3 million. Due to lack of materiality, prior period financial statements have not been restated. The assets and results of operations of Williamsburg are included from the date of acquisition forward. Bank of Williamsburg was merged into another of the Corporation's affiliates, Farmers National Bank, Williamsburg, Kentucky on the date of acquisition.

  Presented below are the separate equity accounts of Pikeville National Corporation and Woodford Bancorp, Inc. as of January 1, 1993, the first date presented in the consolidated financial statements:

                                          Common     Capital   Retained  Net Unrealized
  (In thousands)                           Stock     Surplus   Earnings      Losses       Total
  Pikeville, as originally presented     $23,373     $14,921   $48,176       $(32)      $86,438
  Woodford Bancorp                         4,867           0     5,101          0         9,968
  Consolidated                           $28,240     $14,921   $53,277       $(32)      $96,406

  Presented below are the separate results of operations of the Corporation and Woodford Bancorp, Inc. for the three months ended March 31, 1995 and the years ended December 31, 1994 and 1993.

  (In thousands)            Pikeville   Woodford   Consolidated
  1995 (through March 31)
  Net interest income        $14,498     $ 1,071      $15,569
  Net income                   2,426         547        2,973
  1994
  Net interest income         54,399       4,791       59,190
  Net income                   7,477         735        8,212
  1993
  Net interest income         53,446       4,867       58,313
  Net income                  13,632       1,204       14,836

  Unaudited pro forma condensed results of operations for the years ended December 31, 1995 and 1994, as if Community Bank and Middlesboro had been acquired January 1, 1994 are presented below. The results are not necessarily indicative of future consolidated operations.

  (In thousands)                       1995      1994
  Revenue                            $146,739  $128,821
  Income before extraordinary items    10,948     8,038
  Net income                           10,948     8,038
  Earnings per share                     1.22      0.90

3. CASH AND DUE FROM BANKS

  Included in cash and due from banks are noninterest bearing deposits that are held at the Federal Reserve or maintained in vault cash in accordance with regulatory reserve requirements. The balance requirement was $15.1 million at December 31, 1995, and $11.3 million at December 31, 1994. Also included are interest bearing deposits with other financial institutions which were $4.4 million at December 31, 1995 and $1.9 million at December 31, 1994. Cash paid during the years ended 1995, 1994 and 1993 for interest was $64.2 million, $46.8 million and $46.7 million, respectively. Cash paid during the same periods for income taxes was $2.9 million, $3.4 million and $5.9 million, respectively.

4. SECURITIES

  Amortized cost and fair value of securities at December 31, 1995 are as follows:

                                                             Gross      Gross
  Available-for-sale                          Amortized   Unrealized  Unrealized    Fair
  (In thousands)                                 Cost        Gains       Losses     Value
  U.S. Treasury and government agencies       $ 80,165      $1,184     $  (227)   $ 81,122
  Mortgage-backed pass through certificates    136,236       1,573        (717)    137,092
  Collateralized mortgage obligations           25,714          48        (314)     25,448
  Other debt securities                          3,177           6        (107)      3,076
     Total debt securities                     245,292        2,811     (1,365)    246,738
  Marketable equity securities                  33,563           10       (594)     32,979
                                              $278,855       $2,821    $(1,959)   $279,717

                                                             Gross      Gross
  Held-to-maturity                            Amortized   Unrealized  Unrealized    Fair
  (In thousands)                                Cost         Gains      Losses      Value

  U.S. Treasury and government agencies       $ 28,820    $    153     $   (226)  $ 28,747
  States and political subdivisions             56,425       1,094         (417)    57,102
  Mortgage-backed pass through certificates     50,284           3         (735)    49,552
  Collateralized mortgage obligations           13,200          --         (278)    12,922
  Other debt securities                          1,992          --           --      1,992
                                              $150,721    $  1,250     $ (1,656)  $150,315

  Amortized cost and fair value of securities at December 31, 1994 are as follows:

                                                             Gross      Gross
  Available-for-sale                          Amortized   Unrealized  Unrealized    Fair
  (In thousands)                                 Cost        Gains       Losses     Value
  U.S. Treasury and government agencies       $ 34,458      $     69   $    (96)  $ 34,431
  Mortgage-backed pass through certificates     15,454            --     (1,187)    14,267
  Collateralized mortgage obligations            2,670            28         (2)     2,696
  Other debt securities                          5,163            --        (63)     5,100
     Total debt securities                      57,745            97     (1,348)    56,494
  Marketable equity securities                  32,149            --     (1,228)    30,921
                                              $ 89,894      $     97   $ (2,576)  $ 87,415

                                      33

                                                             Gross      Gross
  Held-to-maturity                            Amortized   Unrealized  Unrealized    Fair
  (In thousands)                                Cost         Gains      Losses      Value
  U.S. Treasury and government agencies       $ 87,808      $    212   $ (1,796)   $ 86,224
  States and political subdivisions             55,509           506     (3,271)     52,744
  Mortgage-backed pass through certificates    176,920            68    (10,892)    166,096
  Collateralized mortgage obligations           35,750             1     (2,931)     32,820
  Other debt securities                          7,559            --       (333)      7,226
                                              $363,546      $    787   $(19,223)   $345,110

  The amortized cost and fair value of securities at December 31, 1995, by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                            Available-for-sale   Held-to-maturity
                                             Amortized   Fair     Amortized  Fair
  (In thousands)                               Cost      Value      Cost     Value
  Due in one year or less                   $  34,182  $  33,693  $  4,901  $  4,955
  Due after one through five years             43,953     45,235    30,724    30,937
  Due after five through ten years              2,030      2,194    36,841    36,748
  Due after ten years                              --         --    12,779    13,209
  Mortgage-backed pass through certificates
     and collateralized mortgage obligations  161,950    162,540    63,484    62,474
  Other securities                              3,177      3,076     1,992     1,992
                                              245,292    246,738   150,721   150,315
  Marketable equity securities                 33,563     32,979        --        --
                                             $278,855   $279,717  $150,721  $150,315

  Proceeds from sales and calls of securities during 1995, 1994 and 1993 were $18.1 million, $3.9 million and $112.5 million, respectively. Gross gains of $18,000 and gross losses of $6,000 were realized on sales and calls in 1995, gross gains of $10 thousand and gross losses of $55 thousand were realized on such sales and calls in 1994, gross gains of $2.9 million and gross losses of $0.9 million were realized on such sales and calls in 1993. In 1993, the Corporation sold four separate municipal security issues supported by Guaranteed Investment Contracts issued by Executive Life Insurance Company, which has been seized by state insurance regulators and is currently under a court supervised conservatorship. The Corporation wrote down its investment in these securities by $1.1 million in 1991. The sale of these securities during 1993 recovered $1.1 million of this write-down.

  Upon adoption of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investment in Debt and Equity Securities" in 1994, the Corporation transferred $52.5 million from securities held for sale to securities available-for-sale, $10.9 million from investment securities to securities available-for-sale and $377.5 million from investment securities to securities held-to-maturity. The Corporation also transferred $13.7 million from securities held-to-maturity to securities available-for-sale within 90 days of maturity. During 1995, the Financial Accounting Standards Board interpreted Statement No. 115 to allow for a one-time transfer of securities from held-to-maturity to available-for-sale. The Corporation transferred securities with an amortized cost of $195.3 million from held-to-maturity to available-for-sale to better manage its liquidity position as a result of this. This transfer did not have a material impact on the Corporation's equity position.

  Securities in the amount of $175 million and $134 million at December 31, 1995 and 1994, respectively, were pledged to secure public deposits, trust funds, securities sold under repurchase agreements, and advances from the Federal Home Loan Bank.

5. LOANS

  Major classifications of loans, net of unearned income, are summarized as follows:

  December 31 (In thousands)                   1995        1994
  Commercial, secured by real estate        $  258,541   $235,611
  Commercial, other                            192,127    183,533
  Real estate - commercial construction         40,140     36,368
  Real estate - residential construction        11,399      8,940
  Real estate - consumer mortgage              398,288    290,998
  Consumer                                     208,662    143,085
  Equipment lease financing                      5,911      7,919
                                            $1,115,068   $906,454

  Included in loan balances are loans held for sale in the amount of $8.1 million at December 31, 1995 and $4.1 million at December 31, 1994. The amount of loans on a non-accruing income status was $9.4 million and $8.8 million at December 31, 1995 and 1994, respectively. Additional interest which would have been recorded during 1995, 1994 and 1993 if such loans had been accruing interest was approximately $1.1 million, $876 thousand, and $886 thousand, respectively.

  Certain directors, executive officers and principal shareholders of the Corporation or Banks, including associates of such persons, were loan customers during 1995. Such loans were made in the ordinary course of business at normal credit terms and interest rates. 1995 activity for loans aggregating $60 thousand or more to any one related party is as follows:

  (In thousands)
  Balance, January 1, 1995                         $29,540
  New loans                                          7,875
  Loans now meeting disclosure requirements          2,071
  Payments                                          (7,043)
  Loans no longer meeting disclosure requirements   (2,607)
  Balance, December 31, 1995                       $29,836

  Information regarding impaired loans is as follows for the year ended December 31, 1995:

  (In thousands)                                              1995
  Average investment in impaired loans                     $   6,971
  Interest income recognized on impaired loans
     including interest income recognized on cash basis          539
  Interest income recognized on impaired loans
     on cash basis                                               515

  Information regarding impaired loans at December 31, 1995 is as follows:

  (In thousands)                                              1995
  Balance of impaired loans                                $   7,574
  Less loans for which no allowance for loan
     losses is allocated                                      (5,133)
  Loan balance for which an allowance for loan
     losses is allocated                                       2,441
  Portion of allowance for loan losses allocated
     to the impaired loans                                       462

6. ALLOWANCE FOR LOSSES

  Activity in the allowance for loan losses is as follows:

  (In thousands)                            1995      1994       1993
  Balance, beginning of year              $12,978   $13,346    $13,736
  Balances of acquired banks                2,004        --         --
  Provisions charged against operations     5,858     6,066      4,442
  Recoveries                                1,274     1,103      1,050
  Loans charged off                        (6,032)   (7,537)    (5,882)
  Balance, end of year                    $16,082   $12,978    $13,346

  Activity in the allowance for other real estate losses is as follows:

  (In thousands)                            1995      1994       1993
  Balance, beginning of year              $ 1,852   $   846    $   827
  Provisions charged to operations            415     1,026        275
  Charge-offs                              (1,643)      (20)      (256)
  Balance, end of year                    $   624   $ 1,852    $   846

7. PREMISES AND EQUIPMENT

  Premises and equipment are summarized as follows:

  December 31 (In thousands)                1995       1994
  Land and buildings                      $ 46,727  $ 38,259
  Leasehold improvements                     3,191     2,810
  Furniture, fixtures and equipment         24,537    19,815
  Construction in progress                     530        46
                                          $ 74,985  $ 60,930
  Less accumulated depreciation and
     amortization                          (27,432)  (22,165)
                                          $ 47,553  $ 38,765

  Depreciation and amortization of premises and equipment for 1995, 1994 and 1993 was $3.4 million, $2.7 million, and $2.2 million, respectively.

8. DEPOSITS

  Interest expense on deposits is categorized as follows:

  (In thousands)                            1995      1994      1993
  Savings, NOW and money market accounts $12,167 $11,446 $11,160 Certificates of deposit of $100
     thousand or more                      14,148     8,308    10,043
  Other time deposits                      30,358    20,135    18,079
                                          $56,673   $39,889   $39,282

    Time certificates of deposit outstanding in denominations of $100 thousand or more were $265 million and $198 million at December 31, 1995 and 1994, respectively.

9. LONG-TERM DEBT

  Long-term debt is categorized as follows:


  December 31 (In thousands)                                             1995           1994
  Parent Company:
  Revolving bank note, interest at prime minus 88 basis points, interest payable quarterly, secured by stock pledge agreement of all common stock of three bank subsidiaries, maximum
     borrowing of $17,500,000 (see below)                              $ 5,700         $    --

  Bank note, 6.30% interest payable quarterly; principal payment of $2.0 million due June, 1996; secured by stock pledge
     agreement of all common stock of one bank subsidiary
     (see below)                                                         2,000           4,000

  Six Year Senior Notes, 7.375% interest, due January 1, 1999;
     interest payable semiannually; redeemable in whole or in part at the option of the Corporation at any time on or after
     January 1, 1997                                                     5,000           5,000

  Ten Year Senior Notes, 8.25% interest, due January 1, 2003;
     interest payable semiannually; redeemable in whole or in part at the option of the Corporation at any time on or after
     January 1, 1999                                                    12,230          12,230

  Subsidiaries:
  Industrial Revenue Development Bonds (see below)                         854           1,500

  Capital lease obligations, interest at lender's prime rate, payable in quarterly principal and interest installments of  $53
     thousand, adjusted for prime rate changes through
     September 2004, secured by real property.  The Bank has
     a purchase option in September 2004 for $921 thousand
     or a renewal option for five years                                  1,571           1,614

  Other                                                                    518             600
                                                                       $27,873         $24,944

  The Bank notes and related loan agreements require the maintenance of certain capital and operational ratios for the Corporation and for the subsidiary banks whose stock is pledged as collateral, all of which have been complied with at December 31, 1995.

  Industrial Revenue Development Bonds with original amounts of $7.8 million and $1.3 million issued in March 1981 and September 1982, respectively, are collateralized by a first mortgage on the Pikeville National Bank and Trust Company main office and two branch buildings and a security interest in all equipment and other property acquired with the proceeds of the bonds. The carrying value of such property at December 31, 1995 and 1994 totaled $5.6 million and $5.8 million, respectively. Principal payments on the bonds are due March 1 and May 1, respectively, of each year through 1997, in varying amounts. Interest is payable semiannually at 70% of the prime rate, not to exceed 25%.

  Principal payments due on long-term debt during 1996 through 2000 are as follows: 1996 - $2.9 million; 1997 - $0.3 million; 1998 - $0.2 million; 1999
-$0.1 million; 2000 - $0.1 million.

10. ADVANCES FROM FEDERAL HOME LOAN BANK

  The advances from the Federal Home Loan Bank are due for repayment as follows:

  December 31 (In thousands)    1995        1994
  Due in one year or less     $11,118     $ 5,000
  Due in one to five years     23,547       5,762
  Due in five to ten years     25,242      45,134
  Due after ten years           3,722      13,864
                              $63,629     $69,760

  These advances generally require monthly principal payments and are collateralized by Federal Home Loan Bank stock of $10.4 million and $95.4 million of certain first mortgage loans as of December 31, 1995. Interest rates range from 4.00% to 9.05%.

11. FEDERAL INCOME TAXES

  The components of the provision for income taxes are as follows:

  (In thousands)                         1995       1994      1993
  Currently payable                 $   4,641   $   2,116  $   5,621
  Deferred                                219        (423)       (88)
  Increase in valuation allowance        (252)        585         --
                                    $   4,608   $   2,278  $   5,533

  The components of the net deferred tax asset as of December 31 are as follows:

  (In thousands)                                  1995       1994
  Deferred Tax Assets
     Lease financing income                      $    --    $   237
     Bad debt deduction                            4,684      3,993
     Other real estate write-down                    942        648
     Net unrealized depreciation on securities
       available-for-sale                             --        868
     Losses on mortgage-backed derivative
       securities                                     --        300
     Accrued expenses                                718         --
     Deferred compensation                           209        194
     Other                                         1,405        625
          Total deferred tax assets              $ 7,958    $ 6,865

  Deferred Tax Liabilities
     Depreciation                                $(4,055)   $(3,185)
     Net unrealized appreciation on securities
       available-for-sale                           (302)        --
     FHLB stock dividends                           (658)      (486)
     Other                                          (613)      (454)
          Total deferred tax liabilities         $(5,628)   $(4,125)

     Valuation allowance                            (803)    (1,055)
          Net deferred tax asset                 $ 1,527    $ 1,685

  The valuation allowance is provided based on management's estimate of future taxable income and on availability of refund of prior taxes paid.

A reconciliation between the statutory and effective tax rates is as follows:

  (In thousands)                   1995              1994             1993
  Tax at statutory rate     $ 5,398    35.0%  $ 3,672    35.0%  $ 7,129   35.0%
  Tax-exempt interest        (1,605)  (10.4)   (1,560)  (14.9)   (1,406)  (6.9)
  Non-deductible interest
     related to carrying
     tax-exempt obligations     256     1.7       259     2.5       112     .6
  Other, net                    559     3.6       (93)    (.9)     (302)  (1.5)
                            $ 4,608    29.9%  $ 2,278    21.7%  $ 5,533   27.2%

12. EMPLOYEE BENEFITS

  The Corporation has a KSOP plan covering substantially all employees. Half of the first 8% of wages contributed by an employee is matched and goes into the savings and retirement portion of the plan. Employees may contribute additional non-matched amounts up to maximum limits provided by IRS regulations, and the Corporation may at its discretion, contribute an additional percentage of covered employees' gross wages.

  The Corporation currently contributes 4% of covered employees gross wages to the employee stock ownership plan (ESOP) portion of the plan. The ESOP uses the contribution to acquire shares of the Corporation's common stock. The ESOP owned 154,934 shares of Corporation stock at December 31, 1995. Substantially all shares owned by the ESOP were allocated to employees' accounts at December 31, 1995. The market price of the shares at the date of allocation is essentially the same as the market price at the date of purchase.

  The total retirement plan expense, including ESOP expense above, for 1995, 1994 and 1993 was $1.1 million, $1.1 million, and $1.0 million, respectively.

  Under the 1989 stock option plan, certain key employees are granted options to purchase the Corporation's common stock at fair value at the date of the grant. Options become exercisable on anniversary dates of the grant in cumulative annual installments of one-fourth of the number of shares granted. These options expire the earlier of termination of employment or 10 years from the date of the grant.

  Following is a summary of transactions:

                                          Exercise Price     Shares under Option
                                             Per Share        1995        1994
  Outstanding, beginning of year          $10.67 - $34.50    68,593      79,312
  Granted during the year                 $20.25 - $23.13     8,854       9,093
  Exercised during the year               $10.67 - $12.00    (6,818)    (10,687)
  Expired during the year                 $10.67 - $34.50    (2,562)     (9,125)
  Outstanding, end of year                $10.67 - $34.50    68,067      68,593

  Currently eligible at end of the year   $10.67 - $21.67    41,331      32,438

  At December 31, 1995, there were 128,178 shares reserved for future grants.

  The Corporation has a postretirement health care plan for substantially all employees. The effects of the plan are not material to the Corporation's financial position or results of operations.

13. OPERATING LEASES

  Certain premises and equipment are leased under operating leases. Minimum rental payments are as follows:

  (In thousands)
  1996                $1,027
  1997                   762
  1998                   648
  1999                   569
  2000                   380
  Thereafter           3,964
                      $7,350

  Rental expense under operating leases was $1.2 million, $1.2 million, and $1.4 million in 1995, 1994 and 1993, respectively.

14. FAIR VALUE OF FINANCIAL INSTRUMENTS

  The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

  Cash and Cash Equivalents - The carrying amount is a reasonable estimate of fair value.

  Securities - Fair values are based on quoted market prices or dealer quotes.

  Loans and Loans Held for Sale - The fair value of fixed rate loans and variable rate mortgage loans is estimated by discounting the future cash flows using current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. For other variable rate loans, the carrying amount is a reasonable estimate of fair value.

  Deposits - The fair value of demand deposits, savings accounts, and money market deposits is the amount payable on demand at the reporting date. The fair value of fixed-maturity certificates of deposit is estimated by discounting the future cash flows using the rates currently offered for deposits of similar remaining maturities.

  Short-Term Borrowings - The carrying amount is a reasonable estimate of fair value.

  Advances from Federal Home Loan Bank - The fair value of these fixed-maturity advances is estimated by discounting future cash flows using the rates currently offered for advances of similar remaining maturities.

  Long-Term Debt - The interest rate on the Corporation's long-term debt is variable or approximates current market rates for similar instruments and therefore the carrying amount is a reasonable estimate of fair value.

  Other Financial Instruments - The estimated fair value for other financial instruments and off-balance sheet loan commitments approximates cost at December 31, 1995 and 1994 and is not considered significant.


                                                    1995                        1994
                                                         Estimated                   Estimated
                                            Carrying        Fair        Carrying        Fair
December 31 (In thousands)                   Amount         Value        Amount         Value

Financial assets:
  Cash and cash equivalents                $  107,012    $  107,012    $   80,098    $   80,098
  Securities                                  430,438       430,032        450,961      432,525
  Loans                                     1,115,068     1,119,240        906,454      892,004
  Less: allowance for loan losses             (16,082)      (16,082)       (12,978)     (12,978)
                                           $1,636,436    $1,640,202     $1,424,535   $1,391,649

Financial liabilities:
  Deposits                                 $1,467,443    $1,469,866     $1,246,387   $1,248,656
  Short-term borrowings                        20,383        20,383         31,154       31,154
  Advances from Federal Home
    Loan Bank                                  63,629        63,802         69,760       63,782
  Long-term debt                               27,873        27,873         24,944       24,944
                                           $1,579,328    $1,581,924     $1,372,245   $1,368,536


15. OFF-BALANCE SHEET TRANSACTIONS

  The Banks are a party to transactions with off-balance sheet risk in the normal course of business to meet the financing needs of their customers. These financial instruments include standby letters of credit and commitments to extend credit in the form of unused lines of credit. The Banks use the same credit policies in making commitments and conditional obligations as they do for on-balance sheet instruments and include these commitments and conditional obligations in their calculations as to the adequacy of their allowances for loan losses.

  At December 31, the Banks had the following financial instruments, whose approximate contract amounts represent credit risk:

  (In thousands)                    1995       1994
  Standby letters of credit       $ 16,854   $ 15,319
  Commitments to extend credit     118,958    107,980

  Standby letters of credit represent conditional commitments to guarantee the performance of a third party. The credit risk involved is essentially the same as the risk involved in making loans.

  Fixed rate loan commitments at December 31, 1995 of $11.6 million have interest rates ranging predominately from 4.63% to 12.69% and are for terms up to 5 years. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The Banks evaluate each customer's credit-worthiness on a case-by-case basis. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. A portion of the commitments are to extend credit at fixed rates. These credit commitments are based on prevailing rates, terms and conditions applicable to other loans being made at December 31, 1995. Collateral held varies but may include accounts receivable, inventory, property and equipment and income-producing properties.

  During 1994, the Corporation entered into a 3 year interest rate swap. Semiannually, the Corporation receives interest at a fixed rate of 5.5% and pays interest at LIBOR. Interest is computed on a notional amount of $10 million. During 1995, the Corporation recognized $56 thousand as expense on
this agreement.   LIBOR may change substantially in the future due to market factors. The fair value of this financial instrument for its remaining term is not material.

16. CONCENTRATION OF CREDIT RISK

  The Banks grant commercial, residential and consumer related loans to customers primarily located in eastern and central Kentucky. Although the Banks have diverse loan portfolios, a certain portion of the debtors' ability to perform is somewhat dependent upon the coal industry.

17. COMMITMENTS AND CONTINGENCIES

  The Banks and certain officers are named defendants in legal actions from normal business activities. Management, after consultation with legal counsel, believes these actions are without merit or that the ultimate liability, if any, will not materially affect the Corporation's consolidated financial position or results of operations.

18. LIMITATION ON SUBSIDIARY BANK DIVIDENDS

  The Corporation's principal source of funds is dividends received from the subsidiary banks. Regulations limit the amount of dividends that may be paid by the Banks without prior approval. During 1996, approximately $4.5 million plus any 1996 net profits can be paid by the Banks without prior regulatory approval.

19. COMMON STOCK SPLIT

  On November 23, 1993, the Board of Directors approved a 3-for-2 stock split effective February 1, 1994 in the form of a dividend of the Corporation's common stock to shareholders of record on January 5, 1994. As a result of the split, retained earnings were reduced by $12.7 million. All references in the accompanying financial statements to the number of average shares and per share data have been restated to reflect the stock split.

20. IMPACT OF NEW ACCOUNTING STANDARDS

  Several new accounting standards have been issued by the Financial Accounting Standards Board that will apply in 1996. Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets", requires a review of long-term assets for impairment of recorded value and resulting write-downs if value is impaired. Statement of Financial Accounting Standards No. 122, "Accounting for Mortgage Servicing Rights", requires recognition of an asset when servicing rights are retained on in-house originated loans that are sold. Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", requires pro-forma disclosure of the effect on net income of valuing future option grants at estimated fair value of the option granted. These statements are not expected to have a material effect on the Corporation's financial position or results of operations.

21. NONINTEREST EXPENSE

  Prior to 1995, mortgage-backed derivative securities were purchased for certain trust accounts administered by the Corporation's affiliates. While all of these securities are guaranteed by U.S. Government sponsored entities and pose very little, if any, credit risk, they have exhibited excessive market volatility which led to a significant decline in their market value during 1994. The Corporation purchased these securities at the amount carried in the customer trust accounts, and recognized a $2.8 million pre-tax loss between book and market value at the date of purchase.

  During the latter part of 1993 and 1994, the Corporation intensely examined ways to improve its performance through restructuring operations and reengineering work flow processes. As a result, the Corporation adopted a plan to reduce its workforce. Severance pay and other related costs of down-sizing totaling $945 thousand were recognized in 1994.

22. PARENT COMPANY FINANCIAL STATEMENTS



CONDENSED BALANCE SHEETS
December 31 (In thousands)                                 1995         1994

Assets
Cash on deposit                                          $  3,336     $  2,682
Securities available-for-sale                               4,319        3,453
Investment in and advances to subsidiary banks            141,472      117,186
Excess of cost over net assets acquired (net of
    accumulated amortization)                               8,543        8,845
Other assets                                                6,994       10,698

Total Assets                                             $164,664     $142,864

Liabilities and Shareholders' Equity
Short-term borrowings                                    $  2,531     $  2,000
Long-term debt                                             24,930       21,230
Other liabilities                                           3,408        2,998
    Total liabilities                                      30,869       26,228

Shareholders' equity                                      133,795      116,636

Total Liabilities and Shareholders' Equity               $164,664     $142,864


CONDENSED STATEMENTS OF INCOME
Year Ended December 31 (In thousands)             1995        1994        1993
Income:
  Dividends from subsidiary banks               $21,038     $13,472     $13,061
    Other income                                  3,771       1,886       1,102
      Total income                               24,809      15,358      14,163

Expenses:
  Interest expense                              $ 2,216     $ 1,784     $ 2,528
  Amortization expense                              467         459         459
  Other expenses                                 10,206      10,031       3,783
    Total expenses                              $12,889     $12,274     $ 6,770

Income before income taxes  and equity
   in undistributed income of subsidiaries      $11,920     $ 3,084     $ 7,393
Income tax benefit                               (2,993)     (3,475)     (1,823)
Income before equity in undistributed
   income of subsidiaries                       $14,913     $ 6,559     $ 9,216
Equity in undistributed income
   of subsidiaries                               (4,100)      1,653       5,620

Net Income                                      $10,813     $ 8,212     $14,836



CONDENSED STATEMENTS OF CASH FLOWS
Year Ended December 31 (In thousands)                         1995       1994       1993

Cash Flows From Operating Activities:
Net income                                                 $ 10,813    $ 8,212    $ 14,836
Adjustments to reconcile net income to net cash
   provided by operating activities:
Amortization, net                                               199        489         467
Equity in undistributed earnings of subsidiaries              4,100     (1,653)     (5,620)
Change in other assets and liabilities, net                   1,449        110      (5,841)
Net cash provided by operating activities                    16,561      7,158       3,842

Cash Flows From Investing Activities:
Purchase of securities available-for-sale                      (150)    (3,860)         --
Payments to acquire net assets of subsidiaries              (14,918)        --      (1,300)
Net cash used in investing activities                       (15,068)    (3,860)     (1,300)

Cash Flows From Financing Activities:
Dividends paid                                               (5,385)    (4,580)     (3,832)
Net proceeds from issuance of common stock                      315      7,813         113
Net change in short-term borrowings                             531      2,000          --
Repayment of long-term debt                                  (9,800)    (9,490)    (17,750)
Proceeds from long-term debt                                 13,500         --      17,250
Net cash provided by (used in) financing activities            (839)    (4,257)     (4,219)

Net increase (decrease) in cash and cash equivalents            654       (959)     (1,677)

Cash and cash equivalents at beginning of year                2,682      3,641       5,318

Cash and Cash Equivalents At End of Year                   $  3,336    $ 2,682    $  3,641


Report of Management

    The management of Pikeville National Corporation has the responsibility for the preparation, integrity and reliability of the financial statements and related financial information contained in this annual report. Management believes the consolidated financial statements and related financial information reflect fairly the substance of the transactions and present fairly the Corporation's financial position and results of operations in conformity with generally accepted accounting principles and prevailing practices within the banking industry including necessary judgments and estimates as required.
    In meeting its responsibilities for the reliability of the financial statements and related financial information, management has established and is responsible for maintaining a system of internal accounting controls. The system is designed to provide reasonable assurance that assets are safeguarded and that transactions are properly authorized and recorded to facilitate preparation of financial statements which present fairly the financial position and results of operations of the Corporation in accordance with generally accepted accounting principles. Although internal accounting controls are designed to achieve these objectives, it must be recognized that errors or irregularities may nonetheless occur. Management believes that its system of internal accounting controls provides reasonable assurance that errors or irregularities that could be material to the financial statements are prevented or would be detected within a reasonable period of time in the normal course of business. A vital part of the system is a continual and thorough internal audit program.
    The board of directors of the Corporation has an audit committee composed of six directors who are not officers or employees of the Corporation. The committee meets periodically with management, internal auditors and the independent public accountants to review audit results and to assure that the audit and internal control functions are being properly discharged.
    Crowe, Chizek and Company LLP, independent public accountants have been engaged to render an independent professional opinion on the Corporation's financial statements. Their audit is conducted in accordance with generally accepted auditing standards and forms the basis for their reports as to the fair presentation of the Corporation's financial position and results of operations contained in this annual report.

Terry N. Coleman
President and Chief Executive Officer

Richard M. Levy
Executive Vice President and Chief Financial Officer

Report of Independent Auditors
Board of Directors and Shareholders
Pikeville National Corporation
Pikeville, Kentucky

     We have audited the accompanying consolidated balance sheets of Pikeville National Corporation and subsidiaries as of December 31, 1995 and 1994 and the related consolidated statements of income, changes in shareholders' equity and cash flows for the years ended December 31, 1995, 1994 and 1993. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.
     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pikeville National Corporation and subsidiaries as of December 31, 1995 and 1994 and the results of its operations and its cash flows for the years ended December 31, 1995, 1994 and 1993, in conformity with generally accepted accounting principles.
     As discussed in Note 1 to the consolidated financial statements, the Corporation changed its method of accounting for impaired loans effective January 1, 1995, and for securities effective January 1, 1994.

Crowe, Chizek and Company LLP

South Bend, Indiana
January 13, 1996

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     The Corporation's Audit Committee replaced Crowe, Chizek and Company LLP with Ernst & Young LLP as its independent auditors for 1996. Crowe, Chizek and Company LLP had issued an unqualified opinion on the Corporation's 1995 consolidated financial statements. There were no disagreements with the present or former accountants on any matter of accounting principles or practices, financial statement disclosure, or scope of auditing procedures. The Corporation has authorized the former accountant to respond fully to the inquiries of the successor accountant. For further information, refer to the Corporation's 8-K filed with the Securities and Exchange Commission for the event of January 23, 1996.


                                    PART III

ITEMS 10, 11, 12 AND 13. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT; EXECUTIVE COMPENSATION; SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT; AND CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required by these Items other than the information set forth above under Part I, "Executive Officers of Registrant", is omitted because the Corporation is filing a definitive proxy statement pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report which includes the required information. The required information contained in the Corporation's proxy statement is incorporated herein by reference.


                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  The following documents are filed as a part of this report:

     Financial Statements and Financial Statement Schedules- See Index to consolidated Financial statements at Item 8 of this report.

 Exhibit
   No.                         Description of Exhibits
 -------                       -----------------------
  2.1            Agreement and Plan of Reorganization dated September 27, 1994 between Pikeville National
                 Corporation and Woodford Bancorp, Inc. (Incorporated by reference to registration statement
                 no. 33-90448).

  2.2            Amendment No.1 to Agreement and Plan of Reorganization dated September 27, 1994 between
                 Pikeville National Corporation and Woodford Bancorp, Inc., as amended February 7, 1995
                 (Incorporated by reference to registration statement no. 33-90448).

  2.3            Amendment No. 2 to Agreement and Plan of Reorganization dated September 27, 1994 between
                 Pikeville National Corporation and Woodford Bancorp, Inc., as amended March 2, 1995
                 (Incorporated by reference to registration statement no. 33-90448).

  3.1            Articles of Incorporation and all amendments thereto (Incorporated by reference to registration statement no. 33-35138).

  3.2            By-laws of the Corporations, as amended July 25,1995 (Incorporated by reference to registration statement no. 33-61891).

  10.1           Pikeville National Corporation Savings and Employee Stock Ownership Plan (Incorporated by
                 reference to registration statement no. 33-18961).

  10.2           Second restated Pikeville National Corporation 1989 Stock Option Plan (Incorporated by
                 reference to registration statement no. 33-36165).

  21             List of subsidiaries

  23             Consent of Independent Public Accountants

  27             Financial Data Schedule

(b)  Reports on Form 8-K required to be filed during the last quarter of 1995

     There were no reports on Form 8-K required to be filed during the last quarter of 1995.

(c)  Exhibits

     The response to this portion of Item 14 is submitted as a separate section of this report.

(d)  Financial Statement Schedules

     None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf the undersigned, thereunto duly authorized.


                                   PIKEVILLE NATIONAL CORPORATION



March 27, 1996                     By:     /s/ Richard M. Levy
                                       ---------------------------------------
                                       Richard M. Levy
                                       Executive Vice President
                                       Principal Financial Officer

                                    Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Corporation and in the capacities and on the date indicated.

March 19, 1996                                             Chairman of the Board
                          /s/ Burlin Coleman               Director
                          -----------------------------
                          Burlin Coleman

                                                           Chief Executive Officer
March 19, 1996                                             President
                          /s/ Terry N. Coleman             Director
                          -----------------------------
                          Terry N. Coleman

March 19, 1996            /s/ Charles J. Baird             Director
                          -----------------------------
                          Charles J. Baird

March 19, 1996            /s/ Nick A. Cooley               Director
                          -----------------------------
                          Nick A. Cooley

March___, 1996                                             Director
                          -----------------------------
                          John B. DuPuy, Jr.

March___, 1996                                             Director
                          -----------------------------
                          William A. Graham, Jr.

March 19, 1996            /s/ Jean R. Hale                 Secretary & Director
                          -----------------------------
                          Jean R. Hale

March 19, 1996            /s/ Earl Gene Johnson            Director
                          -----------------------------
                          Earl Gene Johnson

March ___, 1996                                            Director
                          -----------------------------
                          John H. Mays

March 19, 1996            /s/ Leonard F. McCoy             Director
                          -----------------------------
                          Leonard McCoy

                                                           Assistant Secretary &
March 19, 1996            /s/ Lucian I. Meade              Director
                          -----------------------------
                          Lucian I. Meade

March 19, 1996            /s/ Brandt Mullins               Vice Chairman & Director
                          -----------------------------
                          Brandt Mullins

March 19, 1996            /s/ M. Lynn Parrish              Director
                          -----------------------------
                          M. Lynn Parrish

March 19, 1996            /s/ E. M. Rogers                 Director
                          -----------------------------
                          E. M. Rogers

March ___, 1996                                            Director
                          -----------------------------
                          Porter P. Welch




PIKEVILLE NATIONAL CORPORATION AND SUBSIDIARIES
INDEX TO EXHIBITS


Exhibit No.
-----------
2.1         Agreement and plan of reorganization dated September 27, 1994 between Pikeville National Corporation and Woodford Bancorp, Inc.,
            incorporated herein by reference.

2.2         Amendment No. 1 to Agreement and Plan of reorganization dated
            September 27, 1994 between Pikeville National Corporation  and
            Woodford Bancorp, Inc., as amended February 7, 1995 and incorporated herein by reference.

2.3         Amendment No. 2 to Agreement and Plan of reorganization dated
            September 27, 1994 between Pikeville National Corporation and
            Woodford Bancorp, Inc., as amended March 2, 1995 and incorporated herein by reference.

3.1 Articles of Incorporation for the Company, incorporated herein by reference.

3.2 By-laws of the Company as amended through the date of this filing, incorporated herein by reference.

10.1        Pikeville National Corporation Savings and Employee Stock Ownership
            Plan , incorporated herein by reference.

10.2 Second restated Pikeville National Corporation 1989 stock option plan, incorporated herein by reference.

21          List of subsidiaries

23          Consent of Independent Public Accountants