Form 10-Q
period 1996-03-31
PIKEVILLE NATIONAL CORP
filed 1996-05-14
CIK 350852

20




               SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC. 20549

                            FORM 10-Q


  [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 1996

                               or

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

      Common  stock - 9,124,314 shares outstanding at  April  30,
1996

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

      The accompanying information has not been audited by independent public accountants; however, in the opinion of management such information reflects all adjustments necessary for a fair presentation of the results for the interim period. All such adjustments are of a normal and recurring nature.

      The accompanying financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all of the disclosures normally required by generally accepted accounting principles or those normally made in the registrant's annual report on Form 10-K. Accordingly, the reader of the Form 10-Q should refer to the registrant's Form 10-K for the year ended December 31, 1995 for further information in this regard.

  Index to consolidated financial statements:

      Consolidated Balance Sheets                3
      Consolidated Statements of Income          4
      Consolidated Statements of Cash Flows      5
      Notes to Consolidated Financial Statements 6

Consolidated Balance Sheets

                                            March 31     December 31
(In thousands except share amounts)           1996           1995

Assets:
Cash and due from banks                      $50,259        $63,017
Interest bearing deposits in
 other financial institutions                    856          4,440
Federal funds sold                             5,910         39,555
Securities available-for-sale                281,671        279,717
Securities held-to-maturity (fair value
 of $145,408 and $150,315, respectively)     146,367        150,721
Loans                                      1,157,698      1,115,068
 Allowance for loan losses                   (16,426)       (16,082)
 Net loans                                 1,141,272      1,098,986
Premises and equipment, net                   47,075         47,553
Interest receivable                           13,434         13,731
Excess of cost over net assets acquired
 (net  of accumulated amortization of
 $5,802 and $5,469, respectively)             19,600         20,110
Other assets                                  13,025         12,340
 Total Assets                             $1,719,469    $ 1,730,170


Liabilities and Shareholders' Equity:
Deposits:
 Non-interest bearing                       $179,912       $186,829
 Interest bearing                          1,280,947      1,280,614
Total deposits                             1,460,859      1,467,443
Federal funds purchased and other
 short-term borrowings                        25,388         20,383
Interest payable                               6,498          6,425
Other liabilities                             11,175         10,622
Advances from Federal Home Loan Bank          54,554         63,629
Long-term debt                                25,702         27,873
  Total Liabilities                        1,584,176      1,596,375


Shareholders' Equity:
Preferred stock, 300,000 shares authorized and unissued
Common stock, $5 par value, shares authorized  25,000,000;
 shares issued and outstanding,
 1996 - 9,124,314; 1995 - 9,124,314           45,622         45,622
Capital surplus                               27,883         27,883
Retained earnings                             62,494         59,934
Net unrealized appreciation (depreciation)
 on securities available-for-sale, net of tax   (706)           356
 Total Shareholders' Equity                  135,293        133,795

 Total Liabilities and
 Shareholders' Equity                     $1,719,469     $1,730,170



The accompanying notes are an integral part of these statements.

Consolidated Statements of Income
                                                    Three months ended
                                                         March 31
(In thousands except per share data)                  1996       1995
Interest Income:
 Interest and fees on loans                         $27,732    $22,512
 Interest and dividends on securities
  Taxable                                             5,961      5,926
  Tax exempt                                            762        767
 Interest on federal funds sold                         450        759
 Interest on deposits in other financial institutions    12         49
  Total Interest Income                              34,917     30,013

Interest Expense:
 Interest on deposits                                15,448     12,358
 Interest on federal funds purchased and other
  short-term borrowings                                 270        420
 Interest on advances from Federal Home Loan Bank       896      1,156
 Interest on long-term debt                             553        510
  Total Interest Expense                             17,167     14,444

Net interest income                                  17,750     15,569
Provision for loan losses                             1,488      1,071
Net interest income after provision for loan losses  16,262     14,498

Noninterest Income:
 Service charges on deposit accounts                  1,327      1,161
 Gains on sale of loans, net                            163         39
 Trust income                                           392        307
 Securities gains, net                                   42          5
 Other                                                1,335      1,154
  Total Noninterest Income                            3,259      2,666

Noninterest Expense:
 Salaries and employee benefits                       7,083      6,165
 Occupancy, net                                         960        956
 Equipment                                              939        869
 Data processing                                        639        585
 Stationery, printing and office supplies               502        425
 Taxes other than payroll, property and income          503        403
 FDIC insurance                                           7        659
 Other                                                2,844      3,115
  Total Noninterest Expense                          13,477     13,177

Income before income tax                              6,044      3,987
Income tax expense                                    1,841      1,014
  Net income                                         $4,203     $2,973


Net income per share                                  $ .46      $ .34

Average shares outstanding                            9,138      8,833

The accompanying notes are an integral part of these statements.

Consolidated Statements of Cash Flows
                                                    Three months ended
                                                          March 31
(In thousands)                                        1996        1995
Cash flows from operating activities:
  Net income                                       $  4,203    $  2,973
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation and amortization                     1,284       1,006
    Provision for loan and other real estate losses   1,500       1,175
    Securities gains, net                               (42)         (5)
    Gain on sale of loans, net                         (163)        (39)
    Gain on sale of assets                              (31)       (169)
    Net amortization of securities premiums             111         262
    Loans originated for sale                       (14,128)     (6,464)
    Proceeds from sale of loans                      12,704       3,788
    Changes in:
     Interest receivable                                297       1,430
     Interest payable                                    73         481
     Other assets                                       194         399
     Other liabilities                                  553         268
       Net cash provided by operating activities      6,555       5,105

Cash flows from investing activities:
Proceeds from:
   Sale/call of securities available-for-sale         7,264           -
   Maturity of securities available-for-sale         10,497      33,847
   Maturity of securities held-to-maturity            4,649       3,880
   Principal payments on mortgage-backed securities   8,774      85,705
  Purchase of:
   Securities available-for-sale                    (28,689)     (5,365)
   Securities held-to-maturity                         (633)    (23,717)
   Mortgage-backed securities                        (1,155)    (98,216)
  Net change in loans                               (42,886)    (13,812)
  Net change in premises and equipment                 (463)     (1,623)
  Other                                                 568       1,516
    Net cash used in investing activities           (42,074)    (17,785)

Cash flows from financing activities:
  Net change in deposits                             (6,584)      8,980
  Net change in federal funds purchased and
    other short-term borrowings                       5,005      (8,640)
  Advances from Federal Home Loan Bank                    -       1,300
  Repayments of advances from Federal
    Home Loan Bank                                   (9,075)     (1,643)
  Payments on long-term debt                         (2,171)       (669)
  Issuance of common stock                                -         257
  Dividends paid                                     (1,643)     (1,246)
    Net cash provided by (used in) financing
     activities                                     (14,468)     (1,661)

Net increase(decrease) in cash and cash equivalents (49,987)    (14,341)
Cash and cash equivalents at beginning of year      107,012      80,098
Cash and cash equivalents of acquired banks               -       2,838
Cash and cash equivalents at end of period         $ 57,025    $ 68,595


The accompanying notes are an integral part of these statements.

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

     The accompanying financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all the disclosures normally required by generally accepted accounting principles or those normally made in the Corporation's Annual Report on Form 10-K. Accordingly, the reader may wish to refer to the Corporation's Form 10-K for the year ended December 31, 1995 for other information in this regard. The financial statements and footnotes are included in the Corporation's Annual Report to Shareholders, to which the reader is hereby referred.

     The accounting and reporting policies of Pikeville National Corporation (the "Corporation"), and its subsidiaries on a consolidated basis conform to generally accepted accounting principles and general practices within the banking industry.

     Principles of Consolidation - The unaudited consolidated financial statements include the accounts of the Corporation, Pikeville National Bank & Trust Company and its subsidiary, First Security Bank & Trust Co., Commercial Bank (West Liberty), The Exchange Bank of Kentucky, Farmers National Bank, Farmers-Deposit Bank, First American Bank, Community Trust Bank FSB and its subsidiary, Trust Company of Kentucky, The Woodford Bank and Trust Company and Commercial Bank (Middlesboro). All significant intercompany transactions have been eliminated in consolidation.

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

     The amortized cost and fair value of securities available-for-sale are as of March 31, 1996 summarized as follows:

                                           Amortized      Fair
(in thousands)                                Cost        Value

U.S. Treasury and government agencies       $ 80,790   $ 81,171
Mortgage-backed pass through
     certificates                            140,882    140,863

Collateralized mortgage obligations           21,756     21,365
Other debt securities                          5,320      5,212

     Total debt securities                   248,748    248,611
Equity securities                             33,735     33,060
     Total Securities                       $282,483   $281,671

     The amortized cost and fair value of securities held-to-maturity as of March 31, 1996 are summarized as follows:

                                            Amortized    Fair
(in thousands)                                Cost       Value

U.S. Treasury and government agencies       $ 27,896   $ 27,779
States and political subdivisions             57,713     58,178
Mortgage-backed pass through
     certificates                             45,973     45,041
Collateralized mortgage obligations           12,789     12,414
Other debt securities                          1,996      1,996
     Total Securities                       $146,367   $145,408

Note 3 - Loans

     Major classifications of loans are summarized as follows:

                                            March 31  December 31
(in thousands)                                 1996       1995
Commercial, secured by real estate        $  266,077 $  258,541
Commercial, other                            212,712    192,127
Real Estate Construction                      54,242     51,539
Real Estate Mortgage                         403,274    398,288
Consumer                                     215,983    208,662
Equipment Lease Financing                      5,410      5,911
                                          $1,157,698 $1,115,068



Note 4 - Allowance for Loan Losses

     Changes in the allowance for loan losses are as follows:

                                                     March 31       March 31
                                                        1996           1995
(in thousands)
Balance January 1                                     $16,082        $12,978
Allowances of acquired banks                                -            376
Additions to reserve charged against operations         1,488          1,071
Recoveries                                                554            360
Loans charged off                                      (1,698)          (617)
Balance End of Period                                 $16,426        $14,168

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

(in thousands)                                         1996
Average investment in impaired loans                  10,381

Interest income recognized on impaired loans
  Including interest income recognized on
  cash basis                                             183

Interest income recognized on impaired loans
  on a cash basis                                        183

     Information regarding impaired loans at March 31, 1996 is as follows.
(in thousands)                                         1996

Balance of impaired loans                             10,344
Less portion for which no allowance for loan
  losses is allocated                                  8,178
Portion of impaired loan balance for which an
  allowance for credit losses is allocated             2,166

Portion of allowance for loan losses allocated
  to the impaired loan balance                           680



Note 5 - Long-Term Debt

     Long-Term Debt consists of the following:
                                                March 31   December 31
                                                  1996         1995
(in thousands)
Senior Notes                                     $17,230      $17,230
Bank Note                                          2,000        2,000
Revolving Bank Note                                4,200        5,700
Industrial Revenue Development Bonds                 208          854
Obligations under capital lease                    1,560        1,571
Other                                                504          518
                                                 $25,702      $27,873

     The bank note and related loan agreement require the maintenance of certain capital and operational ratios, all of which have been complied with on March 31, 1996.

     Refer to the 1995 Annual Report to Shareholders for information concerning rates and assets securing long-term debt.

Item 2.   Management's  Discussion  and  Analysis  of   Financial
          Condition and Results of Operations


Overview

      Pikeville National Corporation (the "Corporation") is a multi-bank holding company headquartered in Pikeville, Kentucky. The Corporation owns nine commercial banks, one savings bank and one trust company. Through its affiliates, the Corporation has sixty offices serving 85,000 households in nineteen Eastern and Central Kentucky counties. The Corporation had total assets of $1.72 billion and total shareholders' equity of $135 million as of March 31, 1996. The Corporation's common stock is listed on NASDAQ under the symbol PKVL. Market makers are Herzog, Heine, Geduld, Inc., New York, New York; J. J. B. Hilliard, W. L. Lyons, Inc., Louisville, Kentucky; Morgan, Keegan and Company, Inc., Memphis, Tennessee; and Robinson Humphrey Co., Inc., Atlanta, Georgia.


Acquisitions

     After making no acquisitions during the years 1992 through 1994, the Corporation resumed its strategic policy of diversification through acquisition and acquired all of the outstanding stock of four Kentucky banks during 1995. This gives the Corporation additional economies of scale and new markets in which to deliver its existing products.

     On February 2, 1995, the Corporation acquired Community Bank of Lexington, Inc., Lexington, Kentucky ("Community Bank"), which had assets of $61 million. The Corporation issued 366,000 shares of its common stock with a market value of $24 per share to acquire Community Bank. The transaction was accounted for under the purchase method of accounting, with $6.3 million of goodwill recognized. The assets and results of operations of Community Bank are included in the Corporation's financial statements from the date of acquisition forward. The offices of Community Bank became branches of Pikeville National Bank and Trust Company, the Corporation's lead bank, on March 31, 1995. While the Corporation had already been active in lending in the Lexington-Fayette County market through it loan production office, the Community Bank acquisition gives the Corporation branch offices in which to provide deposit products and other financial services in one of Kentucky's fastest growing markets.

     On May 31, 1995, the Corporation acquired Woodford Bancorp, Inc., Versailles, Kentucky ("Woodford"), which had assets of $103 million for 967,000 shares of its common stock. The transaction was accounted for under the pooling-of-interests method of accounting, and all prior period financial information was restated to give effect to the transaction. This acquisition gives the Corporation another presence in the Central Kentucky area, which has one of the highest per capita incomes and lowest unemployment rates in Kentucky.

     On June 30, 1995, the Corporation acquired Commercial Bank, Middlesboro, Kentucky ("Middlesboro"), which had assets of $99 million for $14.4 million in cash. The transaction was accounted for under the purchase method of accounting and goodwill of $4.2 million was recognized. Funds of $13.5 million were borrowed in connection with the acquisition. The assets and results of operations of Middlesboro are included in the Corporation's financial statements from the date of acquisition forward. The

City of Middlesboro is located on the Kentucky-Virginia-Tennessee border and is a growing market with a thriving tourism industry.

     On November 3, 1995 the Corporation acquired United Whitley Corporation, Williamsburg, Kentucky ("Williamsburg") and its subsidiary, Bank of Williamsburg, which had assets of $37 million for 172,000 shares of its common stock. The transaction was accounted for under the pooling-of-interests method of accounting, but without restatement of prior period financial information due to lack of materiality. The assets and results of operations of Williamsburg are included in the Corporation's financial statements from the date of acquisition forward. Bank of Williamsburg was merged into Farmers National Bank, Williamsburg, Kentucky, already owned by the Corporation on the date of acquisition. Through the acquisition, the Corporation substantially increased the deposit base of Farmers National Bank, an existing affiliate, while increasing its operating costs only marginally. Through the merger of Farmers National Bank and Bank of Williamsburg, the Corporation was able to move the bank charter of the merged institution to adjacent Laurel County and now has a branch in London, Kentucky which is among the fastest growing areas in Kentucky.


Income Statement Review

     The Corporation's net income for the three months ended March 31, 1996 was $4.2 million or $0.46 per share as compared to $3.0 million or $0.34 per share for the three months ended March 31, 1995. The following table sets forth on an annualized basis the return on average assets and return on average shareholders' equity for the three months ended March 31, 1996 and 1995:

                                           Three months ended
                                                March 31
                                              1996     1995

Return on average shareholders' equity        12.42%   9.56%
Return on average assets                       0.98%   0.77%

     The Corporation's net income for the first quarter of 1996 increased $1.2 million or 41% as compared to the same period in 1995. Earnings per share increased $0.11 per share or 35% for the three months ended March 31, 1996, as compared to the first quarter of 1995. Net interest income increased $2.2 million or 14% for the first three months of 1996 as compared to 1995. The increase in net interest income was caused by increases in the net interest margin from 4.52% for the first quarter of 1995 to 4.62% for the first quarter of 1996 and by increases in average earning assets.

     Provision for loan losses increased by $0.4 million from $1.1 million for the three months ended March 31,1995 to $1.5 million for the quarter ended March 31, 1996 as net charge-offs increased for the quarter as compared to the first quarter of 1995. Net noninterest expense for the quarter improved by $0.3 million as noninterest income increased by $0.6 million and noninterest expense increased by $0.3 million.

     All the results of operations are impacted by the four acquisitions that occurred in 1995. The results of operations of Community Bank are included from February 2, 1995, Middlesboro from June 30, 1995 and Williamsburg from November 3, 1995. Woodford is included for all periods due to it being accounted for as a pooling-of-interests with restatement of all prior period financial information.

Net Interest Income

     Net interest income increased $2.2 million or 14% from $15.6 million for the first quarter of 1995 to $17.8 million for the first quarter of 1996. Interest income and interest expense both increased for the quarter ending March 31, 1996 as compared to the same period in 1995, with interest income increasing $4.9 million and interest expense increasing by $2.7 million.

     The increase in both interest income and interest expense was impacted by increases in yields on interest earning assets and costs of interest bearing funds while average balances of interest earning assets and interest bearing funds also increased. Average earning assets increased 11% from $1.44 billion for the three months ended March 31, 1995 to $1.60 billion for the same period in 1996. Average interest bearing funds also increased 11% for the period, from $1.26 billion in the first quarter of 1995 to $1.40 billion for the first quarter of 1996. The increases in both average earning assets and interest bearing funds were impacted by the acquisitions of Community Bank, Middlesboro, and Williamsburg discussed earlier.

     The yield on interest earning assets increased 35 basis points from 8.59% for the first quarter of 1995 to 8.94% for the first quarter of 1996. The cost of interest bearing funds increased 31 basis points from 4.64% for the first three months of 1995 to 4.95% for the same period in 1996. As a result the net interest margin increased from 4.52% for the first quarter of 1996 to 4.62% for the current quarter.

     The increases in yield and interest margin are due in large part from growth in the Corporation's loan portfolio, the highest yielding asset. Loan portfolio growth was caused by the aforementioned acquisitions and by internally generated growth. The Corporation's average loans increased 20% from $0.94 billion for the first quarter of 1995 to $1.13 billion for the first quarter of 1996. Loans accounted for 79.4% of total interest income for the first quarter of 1996 compared to 75.0% for the first quarter of 1995. The following table summarizes the annualized net interest spread and net interest margin for the three months ended March 31, 1996 and 1995.

                                       Three Months Ended
                                            March 31
                                          1996      1995

Yield on interest earning assets          8.94%     8.59%
Cost of interest bearing funds            4.95%     4.64%
Net interest spread                       3.99%     3.95%
Net interest margin                       4.62%     4.52%

Provision for Loan Losses

     The analysis of the changes in the allowance for loan losses and selected ratios is set forth below.

                                                   Three Months Ended
                                                        March 31
(in thousands)                                       1996      1995

Allowance balance January 1                        $16,082   $12,978
Balances of acquired banks                               -       376
Additions to allowance charged against operations    1,488     1,071
Recoveries credited to allowance                       554       360
Losses charged against allowance                    (1,698)     (617)
Allowance balance at March 31                      $16,426   $14,168

Allowance for loan losses to period-end loans         1.42%     1.46%
Average loans, net of unearned income           $1,130,576  $943,865
Provision for loan losses to
 average loans, annualized                             .53%      .45%
Loan charge-offs, net of net of recoveries to
 average loans, annualized                             .40%      .11%


      The Corporation increased its provision for loan losses due to its increase in net charge-offs. Net charge-offs represent the amount of loans charged off less amounts recovered on loans previously charged off. Net charge-offs as a percentage of average loans outstanding increased 29 basis points for the first quarter of 1996 as compared to the same period in 1995. The Corporation's non-performing loans (90 days past due and non-accrual) increased slightly from 1.20% of total outstanding loans as of December 31, 1995 to 1.24% as of March 31, 1996.


      On January 1, 1995 the Corporation adopted Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan". Loans are categorized as impaired when it is probable that full collection of principal and interest will not be realized, except for groups of smaller homogeneous loans such as consumer and residential mortgage loans. The statement also requires specific reserves for loans considered to be impaired. The adoption of the statement was not material to the Corporation's provision for loans losses or financial condition and results of operations. The Corporation has an internal loan review department which is responsible for reviewing the loan portfolios of all subsidiary banks.

      Any loans classified as loss, doubtful, substandard or special mention that are not included in non-performing loans do not (1) represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity or capital resources or (2) represent material credits about which management has knowledge of any information which would cause management to have serious doubts as to the ability of the borrowers to comply with the loan repayment terms. The Corporation does not believe there are currently any trends, events or uncertainties that are reasonably likely to have a material effect on the volume of its non-performing loans.


Noninterest Income

     The Corporation's noninterest income increased 22% from $2.7 million for the three months ended March 31, 1995 to $3.3 million for the first quarter of 1996. All categories of noninterest income increased during the period. Service charges on deposit accounts increased from $1.2 million to $1.3 million, gains on sales of loans increased from $39 thousand to $163 thousand, trust income increased from $307 thousand to $392 thousand and other noninterest income increased from $1.2 million to $1.3 million for the first quarter of 1996 as compared to the first quarter of 1995. The largest component of other noninterest income is insurance commissions, which increased from $184 thousand to $256 thousand. Net securities gains for the period increased to $42 thousand for the first quarter of 1996 as compared to $5 thousand for the first quarter of 1995. The increases in all noninterest income categories were impacted by the acquisitions of Community Bank, Middlesboro and Williamsburg.


Noninterest Expense

      The Corporation's noninterest expense increased by 2% from $13.2 million for the three months ended March 31, 1995 to $13.5 million for the first quarter of 1996. Salaries and employee benefits increased from $6.2 million to $7.1 million, occupancy expense increased from $956 thousand to $960 thousand, equipment expense increased from $869 thousand to $939 thousand, data processing expense increased from $585 thousand to $639 thousand, stationery & printing costs increased from $425 thousand to $502 thousand and other taxes increased from $403 thousand to $503 thousand for the three months ended March 31, 1996 as compared to the same period in 1995. Two categories of noninterest expense declined for the quarter as compared to the same period in 1995. FDIC insurance declined from $659 thousand to $7 thousand and other noninterest expense declined from $3.1 million to $2.8 million. The reduction in FDIC insurance is due to the change in premium structure. Currently the FDIC charges "well-capitalized" banks, as defined for regulatory purposes, only minimal amounts for deposit insurance premiums. All of the Corporation's affiliate banks are currently classified as "well-capitalized for regulatory purposes. The increases in all noninterest expense categories were impacted by the acquisitions of Community Bank, Middlesboro and Williamsburg.


Balance Sheet Review

      Total assets decreased from $1.73 billion at December 31, 1995 to $1.72 billion at March 31, 1996, or an annualized rate of 2%. During this time, loans increased from $1.12 billion to $1.16 billion or an annualized rate of 14%. The asset category which declined most was federal funds sold which declined from $39.6 million at December 31, 1995 to $5.9 million at March 31, 1996 as the Corporation was able to invest more in its loan portfolio.

      The Corporation's largest liability, deposits, remained essentially flat for the period, declining from $1.47 billion as of December 31, 1995 to $1.46 billion as of March 31, 1996. All of the decline in deposits was caused by a decline in noninterest bearing deposits as interest bearing deposits increased by $333 thousand during the period. The Corporation reduced its long-term debt during the period from $27.9 million as of December 31, 1995 to $25.7 million as of March 31, 1996. The Corporation also reduced its advances from Federal Home Bank during the period, as these advances declined from $63.6 million to $54.6 million. Among the liability categories, federal funds purchased and other-short term borrowings increased the most, as the category increased from $20.4 million as of December 31, 1995 to $25.4 million as of March 31, 1996.

Loans

      Loans increased from $1.12 billion as of December 31, 1995 to $1.16 billion as of March 31, 1996. The loan category which increased most was commercial loans, which increased from $192.1 million as of December 31, 1995 to $212.7 million as of March 31, 1996. Consumer loans also increased substantially, rising from $208.7 million as of December 31, 1995 to $216.0 million as of March 31, 1996. Other than lease financing, which declined from $5.9 million to $5.4 million, all other loan categories increased during the period from December 31, 1995 to March 31, 1996.

      Non-accrual and 90 days past due loans increased slightly from 1.20% of total loans outstanding as of December 31, 1995 to 1.24% as of March 31, 1996. Non-accrual loans increased 8 basis points from 0.85% of total loans outstanding as of December 31, 1995 to 0.93% as of March 31, 1996. During the same period, loans 90 days or more past due declined by 4 basis points from 0.35% of total loans outstanding to 0.31%. The allowance for loan losses decreased from 1.44% of total loans outstanding as of December 31, 1995 to 1.42% as of March 31, 1996. The allowance for loan losses as a percentage of non-accrual loans and loans 90 days or past due declined from 119.99% as of December 31, 1995 to 114.58% as of March 31, 1996.

      The following table summarizes the Corporation's loans that are non-accrual or past due 90 days or more as of March 31, 1996 and December 31, 1995.

                                       As a % of   Accruing loans   As a % of
                        Non-accrual loan balances   past due 90   loan balances
                           loans     by category    days or more   by category
(in thousands)
March 31, 1996

Commercial loans,
 secured by real estate    $ 4,914       1.58%         $  396           0.12%
Commercial loans, other      3,377       1.55             779           0.36
Consumer loans,
 secured by real estate      2,305       0.56           1,660           0.40
Consumer loans, other          107       0.05             798           0.37
 Total                     $10,703       0.93%         $3,633           0.31%


December 31, 1995

Commercial loans,
 secured by real estate     $3,264       1.26%         $1,428           0.55%
Commercial loans, other      3,048       1.54             237           0.12
Consumer loans,
 secured by real estate      2,873       0.64           1,335           0.30
Consumer loans, other          248       0.12             947           0.45
 Total                      $9,433       0.85%         $3,947           0.35%


Allowance for loan losses

      Management analyzes the adequacy of its allowance for loan losses on a quarterly basis. The loan portfolio of each affiliate bank is analyzed by each major loan category, with a review of the following areas: (I) specific allocations based upon a review of selected loans for loss potential; (ii) an allocation which estimates reserves based upon the remaining pool of loans in each category derived from historical net charge-off data, delinquency trends and other relevant factors; and (iii) an unallocated portion of the allowance which provides for a margin of error in estimating the allocations described above and provides for risks inherent in the portfolio which may not be specifically addressed elsewhere.

      Concentrations of credit are monitored through the use of a subclassification coding system. A concentration of credit is defined as a direct, indirect, or contingent obligation exceeding 25% of a subsidiary bank's primary capital. Management has currently identified concentrations of credit in the coal industry, apartment complexes, shopping centers and lodging. In order to manage the risks inherent in concentrations of credit, management has taken the following actions: (i) developed expertise, lending policies and guidelines for making loans within specific industries; (ii) changed the composition of loans to the coal industry by making loans to larger and better capitalized operations which are in a better position to react to changes in the industry; and (iii) established procedures for monitoring all credits, including the establishment of a company-wide internal loan review department.

      Off-balance sheet risk is addressed by including letters of credit in the Corporation's allowance adequacy analysis and through a monthly review of all letters of credit outstanding. The Corporation's loan review and problem loan analysis includes evaluation of deteriorating letters of credit. Volume and trends in delinquencies are monitored monthly by management and the boards of directors of the respective banks.


Securities

      The Corporation uses its securities held-to-maturity for production of income and to manage cash flow needs through expected maturities. The Corporation uses its securities available-for-sale for income and balance sheet liquidity management. The book value of securities available-for-sale increased from $279.7 million as of December 31, 1995 to $281.7 million as of March 31, 1995. Securities held-to-maturity declined from $150.7 million to $146.3 million during the same period. Total securities as a percentage of total assets was 24.9% as of both December 31, 1995 and March 31, 1996.


Liquidity and Capital Resources

      The Corporation's objectives are to ensure that funds are available for the affiliate banks to meet deposit withdrawals and credit demands without unduly penalizing profitability, and to ensure that funding is available for the Corporation to meet ongoing cash needs while maximizing profitability. The Corporation continues to identify ways to provide for liquidity on both a current and long-term basis. The subsidiary banks rely mainly on core deposits, certificates of $100,000 or more, repayment of principal and interest on loans and securities, and federal funds sold and purchased to create long-term liquidity. The subsidiary banks also rely on the sale of securities under repurchase agreements, securities available-for-sale and Federal Home Loan Bank borrowings.

      Deposits decreased marginally from $1.47 billion to $1.46 billion from December 31, 1995 to March 31, 1996. All of the decline was in noninterest bearing deposits as interest bearing deposits increased by $333 thousand during the period. This decline has not materially impacted the Corporation's profitability or its ability to provide loan funding as loans continue to grow.

      Due to the nature of the markets served by the subsidiary banks, management believes that the majority of its certificates of deposits of $100,000 or more are no more volatile than its core deposits. During the periods of low interest rates, these deposit balances remained stable as a percentage of total deposits. In addition, arrangements have been made with correspondent banks for the purchase of federal funds on an unsecured basis, up to an aggregate of $54 million, if necessary, to meet the Corporation's liquidity needs.

      The Corporation owns $282 million of securities valued at market price that are designated as available-for-sale and available to meet liquidity needs on a continuing basis. The Corporation also relies on Federal Home Loan Bank advances for both liquidity and management of its asset/liability position. These advances have often been matched against pools of residential mortgage loans which are not sold in the secondary market, some of which have original maturities of ten to fifteen years. Federal Home Loan Bank Advances decreased from $63.6 million as of December 31, 1995 to $54.6 million as of March 31, 1996.

      The Corporation generally relies upon net inflows of cash from financing activities, supplemented by net inflows of cash from operating activities, to provide cash for its investing activities. As is typical of many financial institutions, significant financing activities include deposit gathering, use of short-term borrowing facilities such as federal funds purchased and securities sold under repurchase agreements, and issuance of long-term debt. The Corporation currently has $4.2 million outstanding, of $13.5 million originally borrowed, on a $17.5 million revolving line of credit (see long-term debt footnote to the consolidated financial statements). The Corporation's primary investing activities include purchases of securities and loan originations.

      In conjunction with maintaining a satisfactory level of liquidity, management monitors the degree of interest rate risk assumed on the balance sheet. The Corporation monitors its interest rate risk by use of the static and dynamic gap models at the one year interval. The static gap model monitors the difference in interest rate sensitive assets and interest rate sensitive liabilities as a percentage of total assets that mature within the specified time frame. The dynamic gap model goes further in that it assumes that interest rate sensitive assets and liabilities will be reinvested. The Corporation uses the
Sendero system to monitor its interest rate risk. The Corporation desires an interest sensitivity gap of not more than fifteen percent of total assets at the one year interval.

      On a limited basis, the Corporation now uses interest rate swaps and sales of options on securities as additional tools in managing interest rate risk. Interest rate swaps involve an exchange of cash flows based on the notional principal amount and agreed upon fixed and variable interest rates. In this transaction, the Corporation has agreed to pay a floating interest rate based on London Inter-Bank Offering Rate (LIBOR) and receive a fixed interest rate in return. On options, the Corporation has sold the right to a third party to purchase securities the Corporation currently owns at a fixed price on a future date. No options were outstanding as of March 31, 1996. The impact on operations of interest rate swaps and options was not material during the first three months of 1995 or 1996.

      The  Corporation's principal source of funds  used  to  pay dividends to shareholders and service long-term debt is the dividends it receives from subsidiary banks. Various federal and state statutory provisions, in addition to regulatory policies and directives, limit the amount of dividends that subsidiary banks can pay without prior regulatory approval. These restrictions have had no major impact on the Corporation's dividend policy or its ability to service long-term debt, nor is it anticipated that they will have any major impact in the foreseeable future. In addition to the subsidiary banks' 1996 profits, approximately $4.5 million can be paid to the Corporation as dividends without prior regulatory approval.

      The primary source of capital for the Corporation is retained earnings. The Corporation declared dividends of $0.18 per share for the first quarter of 1996 and $0.16 for the first quarter of 1995. Earnings per share for the same periods were $0.46 and $0.34, respectively. The Corporation retained 61% of earnings for the first quarter of 1996.

       Under guidelines issued by banking regulators, the Corporation and its subsidiary banks are required to maintain a minimum Tier 1 risk-based capital ratio of 4% and a minimum total risk-based ratio of 8%. Risk-based capital ratios weight the relative risk factors of all assets and consider the risk associated with off-balance sheet items. The Corporation must also maintain a minimum Tier 1 leverage ratio of 4% as of March 31, 1996. The Corporation's Tier 1 leverage, Tier 1 risk-based and total risk-based ratios were 6.85%, 10.25% and 11.52%, respectively as of March 31, 1996.

     As of March 31, 1996, management is not aware of any current recommendations by banking regulatory authorities which, if they were to be implemented, would have, or would be reasonably likely to have, a material adverse impact on the Corporation's
liquidity,   capital  resources,  or  operations.   Congress   is
currently   considering  legislation  which   would   impose   an
additional one-time insurance assessment on SAIF deposits, or deposits of savings institutions, which constitute 12% of the Corporation's total deposits. If this were to be implemented, it would not have a material impact on the Corporation's financial condition or results of operations.


Impact of Inflation and Changing Prices

     The majority of the Corporation's assets and liabilities are monetary in nature. Therefore, the Corporation differs greatly from most commercial and industrial companies that have significant investment in nonmonetary assets, such as fixed assets and inventories. However, inflation does have an important impact on the growth of assets in the banking industry and on the resulting need to increase equity capital at higher than normal rates in order to maintain an appropriate equity to assets ratio. Inflation also affects other expenses, which tend to rise during periods of general inflation.

     Management believes the most significant impact on financial and operating results is the Corporation's ability to react to changes in interest rates. Management seeks to maintain an essentially balanced position between interest rate sensitive assets and liabilities in order to protect against the effects of wide interest rate fluctuations.

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

Item 4.  Submission of Matters to a vote
          of Security Holders                    None

Item 5.  Other Information                       None

Item 6.  Exhibits and Reports on Form 8-K

     a. Exhibits
          Exhibit 27. Financial Data Schedule

     b. Reports on Form 8-K
          The Corporation incorporates by reference Form 8-K filed with the Commission on January 30, 1996.

                           SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Corporation has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                 PIKEVILLE NATIONAL CORPORATION
                               by




Date:  May 14, 1996                Richard M. Levy
                                   Richard M. Levy
                                   Executive Vice President
                                   Principal Financial Officer