Form 10-Q
period 1996-06-30
PIKEVILLE NATIONAL CORP
filed 1996-08-14
CIK 350852

2







                  SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, DC. 20549

                               FORM 10-Q


     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended June 30, 1996

                                  or

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

     Common stock - 9,124,314 shares outstanding at July 31, 1996

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

  Index to consolidated financial statements:

      Consolidated Balance Sheets                3
      Consolidated Statements of Income          4
      Consolidated Statements of Cash Flows      5
      Notes to Consolidated Financial Statements 6

Consolidated Balance Sheets

                                                       June 30      December 31
(In thousands except share amounts)                      1996           1995

Assets:
Cash and due from banks                            $    65,012    $    63,017
Interest bearing deposits in
 other financial institutions                            1,497          4,440
Federal funds sold                                           0         39,555
Securities available-for-sale                          264,404        279,717
Securities held-to-maturity (fair value of $144,593
 and $150,315, respectively)                           146,384        150,721
Loans                                                1,216,210      1,115,068
 Allowance for loan losses                             (17,699)       (16,082)
 Net loans                                           1,198,511      1,098,986
Premises and equipment, net                             46,389         47,553
Excess of cost over net assets acquired (net  of
 accumulated amortization of
 $5,802 and $5,469, respectively)                       19,462         20,110
Other assets                                            28,125         26,071
  Total  Assets                                    $ 1,769,784    $ 1,730,170


Liabilities and Shareholders' Equity:
Deposits:
 Non-interest bearing                              $   183,109    $   186,829
 Interest bearing                                    1,278,651      1,280,614
Total deposits                                       1,461,760      1,467,443
Federal funds purchased and other
 short-term borrowings                                  20,781         20,383
Other liabilities                                       17,700         17,047
Advances from Federal Home Loan Bank                   110,390         63,629
Long-term debt                                          21,954         27,873
   Total  Liabilities                                1,632,585      1,596,375


Shareholders' Equity:
Preferred stock, 300,000 shares authorized and unissued
Common stock, $5 par value, shares authorized  25,000,000;
 shares issued and outstanding,
 1996 - 9,124,314; 1995 - 9,124,314                     45,622         45,622
Capital surplus                                         27,883         27,883
Retained earnings                                       65,589         59,934
Net unrealized appreciation (depreciation)
  on  securities available-for-sale, net of tax         (1,895)           356
 Total Shareholders' Equity                            137,199        133,795

  Total  Liabilities and Shareholders' Equity      $ 1,769,784    $ 1,730,170




The accompanying notes are an integral part of these statements.

Consolidated Statements of Income
                                           Three months ended   Six months ended
                                                 June 30            June 30
(In thousands except per share data)       1996         1995     1996      1995
Interest Income:
 Interest and fees on loans              $28,397      $24,158  $56,129   $46,670
 Interest and dividends on securities
   Taxable                                 6,248        6,180   12,209    12,106
  Tax exempt                                 756          747    1,518     1,514
 Interest on federal funds sold                0          878      450     1,637
 Interest on deposits in other financial
   institutions                               11           33       23        82
  Total Interest Income                   35,412       31,996   70,329    62,009

Interest Expense:
  Interest on deposits                    14,898       13,797   30,346    26,155
 Interest on federal funds purchased and
   other short-term borrowings               288          349      558       769
 Interest on advances from Federal Home
   Loan Bank                               1,196        1,204    2,092     2,360
 Interest on long-term debt                  493          512    1,046     1,022
  Total Interest Expense                  16,875       15,862   34,042    30,306

Net interest income                       18,537       16,134   36,287    31,703
Provision for loan losses                  1,686        1,322    3,174     2,393
Net interest income after provision
  for loan losses                         16,851       14,812   33,113    29,310

Noninterest Income:
 Service charges on deposit accounts       1,556        1,228    2,883     2,389
 Gains on sale of loans, net                 588          101      751       140
 Trust income                                406          376      798       683
 Securities gains, net                        18            0       60         5
 Other                                     1,094          991    2,429     2,145
  Total Noninterest Income                 3,662        2,696    6,921     5,362

Noninterest Expense:
 Salaries and employee benefits            7,194        5,912   14,277    12,077
 Occupancy, net                              990        1,096    1,950     2,052
 Equipment                                   945          861    1,884     1,730
 Data processing                             569          577    1,208     1,162
 Stationery, printing and office supplies    379          239      881       664
 Taxes other than payroll, property
   and  income                               508          479    1,011       882
 FDIC insurance                                6          669       13     1,328
 Other                                     3,048        3,237    5,892     6,352
  Total Noninterest Expense               13,639       13,070   27,116    26,247

Income before income taxes                 6,874        4,438   12,918     8,425
Income tax expense                         2,137        1,598    3,978     2,612
   Net  income                           $ 4,737      $ 2,840  $ 8,940   $ 5,813


Net income per share                     $   .52      $   .32  $   .98   $   .65

Average shares outstanding                 9,139        8,962    9,139     8,898

The accompanying notes are an integral part of these statements.

Consolidated Statements of Cash Flows
                                                              Six months ended
                                                                   June 30
(In thousands)                                                1996        1995
Cash flows from operating activities:
  Net income                                              $   8,940   $   5,813
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation and amortization                             2,546       1,724
    Provision for loan and other real estate losses           3,221       2,412
    Securities gains, net                                        (8)         (5)
    Gain on sale of loans, net                                 (751)       (140)
    Gain on sale of assets                                      (31)        (33)
    Net amortization of securities premiums                     229         360
    Loans originated for sale                               (16,523)     (5,316)
    Proceeds from sale of loans                              21,799       5,998
    Changes in:
     Other assets                                               (21)     (1,823)
     Other liabilities                                          653       4,249
       Net cash provided by operating activities             20,054      13,239

Cash flows from investing activities:
  Payments to acquire net assets of subsidiaries                  0     (14,918)
  Proceeds from:
    Sale/call of securities available-for-sale                2,527         383
    Maturity of securities available-for-sale                26,305      35,160
    Maturity of securities held-to-maturity                   6,638     122,015
  Principal payments on mortgage-backed securities           24,933      11,740
  Purchase of:
    Securities available-for-sale                           (39,639)    (15,871)
    Securities held-to-maturity                              (3,441)    (23,892)
  Mortgage-backed securities                                 (1,228)    (98,216)
  Net change in loans                                      (108,385)    (36,019)
  Net change in premises and equipment                       (1,519)     (2,588)
  Other                                                         980       1,868
     Net cash used in investing activities                  (92,829)    (20,338)

Cash flows from financing activities:
  Net change in deposits                                     (5,683)     35,331
  Net change in federal funds purchased and
    other short-term borrowings                                 398      (9,086)
  Advances from Federal Home Loan Bank                       57,000       1,336
  Repayments of advances from Federal Home Loan Bank        (10,239)     (3,189)
  Proceeds from long-term debt                                1,000      13,500
  Payments on long-term debt                                 (6,919)     (2,680)
  Issuance of common stock                                        -         270
  Dividends paid                                             (3,285)     (2,492)
      Net  cash provided by (used in) financing activities   32,272      32,990

Net increase (decrease) in cash and cash equivalents        (40,503)     25,891
Cash and cash equivalents at beginning of year              107,012      80,098
Cash and cash equivalents of acquired banks                       -      15,819
Cash and cash equivalents at end of period                $  66,509    $121,808


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

     Principles of Consolidation - The unaudited consolidated financial statements include the accounts of the Corporation, Pikeville National Bank & Trust Company and its subsidiary, First Security Bank & Trust Co., Commercial Bank (West Liberty), The Exchange Bank of Kentucky, Farmers National Bank, Farmers-Deposit Bank, First American Bank, Community Trust Bank FSB,
Trust Company of Kentucky, The Woodford Bank and Trust
Company and Commercial Bank (Middlesboro). All significant intercompany transactions have been eliminated in consolidation.

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

     The amortized cost and fair value of securities available-for-sale are as of June 30, 1996 summarized as follows:

                                           Amortized      Fair
(in thousands)                                Cost       Value

U.S. Treasury and government agencies      $ 64,783     $ 64,632
Mortgage-backed pass through
     certificates                           141,244      140,191

Collateralized mortgage obligations          20,689       20,264
Other debt securities                         4,642        4,495

     Total  debt securities                 231,358      229,582
Equity securities                            35,633       34,822
     Total Securities                      $266,991     $264,404

     The amortized cost and fair value of securities held-to-maturity as of June 30, 1996 are summarized as follows:

                                            Amortized      Fair
(in thousands)                                Cost        Value

U.S. Treasury and government agencies       $ 27,848    $ 27,781
States and political subdivisions             58,546      58,256
Mortgage-backed pass through
     certificates                             45,715      44,663
Collateralized mortgage obligations           12,275      11,893
Other debt securities                          2,000       2,000
     Total Securities                       $146,384    $144,593

Note 3 - Loans

     Major classifications of loans are summarized as follows:

                                            June 30    December 31
(in thousands)                                1996        1995
Commercial, secured by real estate       $  275,837    $  258,541
Commercial, other                           207,823       192,127
Real Estate Construction                     64,975        51,539
Real Estate Mortgage                        406,111       398,288
Consumer                                    256,826       208,662
Equipment Lease Financing                     4,638         5,911
                                         $1,216,210    $1,115,068



Note 4 - Allowance for Loan Losses

     Changes in the allowance for loan losses are as follows:

                                       June 30        June 30
                                         1996           1995
(in thousands)
Balance January 1                      $16,082        $12,978
Allowances of acquired banks                 -          1,536
Additions to reserve charged
  against operations                     3,174          2,393
Recoveries                               1,218            631
Loans charged off                       (2,775)        (1,688)
Balance End of Period                  $17,699        $15,850

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

(in thousands)                                          1996
Average investment in impaired loans                   9,887

Interest income recognized on impaired loans
  Including interest income recognized on
  cash basis                                             252

Interest income recognized on impaired loans
  on a cash basis                                        252

     Information regarding impaired loans at June 30, 1996 is as follows.
(in thousands)                                          1996
Balance of impaired loans                              9,026
Less portion for which no allowance for loan
  losses is allocated                                  7,309
Portion of impaired loan balance for which an
  allowance for credit losses is allocated             1,717

Portion of allowance for loan losses allocated
  to the impaired loan balance                           741



Note 5 - Long-Term Debt

     Long-Term Debt consists of the following:

                                      June 30   December 31
                                        1996        1995
(in thousands)
Senior Notes                          $17,230     $17,230
Bank Note                                   0       2,000
Revolving Bank Note                     2,700       5,700
Industrial Revenue Development Bonds        0         854
Obligations under capital lease         1,547       1,571
Other                                     477         518
                                      $21,954     $27,873

     The bank note and related loan agreement require the maintenance of certain capital and operational ratios, all of which have been complied with on June 30, 1996.

     Refer to the 1995 Annual Report to Shareholders for information concerning rates and assets securing long-term debt.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Overview

      Pikeville National Corporation (the "Corporation") is a multi-bank holding company headquartered in Pikeville, Kentucky. The Corporation owns nine commercial banks, one savings bank and one trust company. Through its affiliates, the Corporation has sixty offices serving 85,000 households in nineteen Eastern and Central Kentucky counties. The Corporation had total assets of $1.77 billion and total shareholders' equity of $137 million as of June 30, 1996. The Corporation's common stock is listed on NASDAQ under the symbol PKVL. Market makers are Herzog, Heine, Geduld, Inc., New York, New York; J.
J. B. Hilliard, W. L. Lyons, Inc., Louisville, Kentucky; Morgan, Keegan and Company, Inc., Memphis, Tennessee; and Robinson Humphrey Co., Inc., Atlanta, Georgia.

      On June 28, 1996, the Corporation announced plans to change its name from Pikeville National Corporation to Community Trust Bancorp, Inc., in order to better identify the Corporation with the communities served throughout Eastern and Central Kentucky, as opposed to just the Pikeville area. The name change is subject to approval of the shareholders at a special meeting on August 15, 1996 and, if approved, will be effective January 1, 1997.

      At the time of the name change on January 1, 1997, the Corporation will merge its nine commercial banks into one commercial bank, which will be named Community Trust Bank, NA. The former commercial banks will operate their branch locations under the name of Community Trust Bank, NA, Pikeville National Bank and Trust Company or the name formerly used by the affiliate commercial bank (e.g. Farmers National Bank, The Woodford Bank & Trust Co.). The Corporation's savings bank, Community Trust Bank, FSB and its trust company, Trust Company of Kentucky, will continue to operate as separate entities.


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

      On November 3, 1995 the Corporation acquired United Whitley Corporation, Williamsburg, Kentucky ("Williamsburg") and its subsidiary, Bank of Williamsburg, which had assets of $37 million for 172,000 shares of its common stock. The transaction was accounted for under the pooling-of-interests method of accounting, but without restatement of prior period financial information due to lack of materiality. The assets and results of operations of Williamsburg are included in the Corporation's financial statements from the date of acquisition forward. Bank of Williamsburg was merged into Farmers National Bank, Williamsburg, Kentucky, already owned by the Corporation on the date of acquisition. Through the acquisition, the Corporation substantially increased the deposit base of Farmers National Bank, an existing affiliate, while increasing its operating costs only marginally. Through the merger of Farmers National Bank and Bank of Williamsburg, the Corporation was able to move the bank charter of the acquired institution to adjacent Laurel County and now has a branch in London, Kentucky which is among the fastest growing areas in Kentucky.


Income Statement Review

      The Corporation's net income for the three months ended June 30, 1996 was $4.7 million or $0.52 per share as compared to $2.8 million or $0.32 per share for the three months ended June 30, 1995. Net income for the six months ended June 30, 1996 was $8.9 million or $0.98 per share as compared to $5.8 million or $0.65 per share for the same period in 1995. The following table sets forth on an annualized basis the return on average assets and return on average shareholders' equity for the three and six months ended June 30, 1996 and 1995:

                                         Three months ended    Six months ended
                                               June 30               June 30
                                            1996     1995        1996     1995

Return on average shareholders' equity     13.98%    8.78%      13.24%    9.16%
Return on average assets                    1.09%    0.72%       1.04%    0.74%

      The Corporation's net income for the second quarter of 1996 increased $1.9 million or 67% as compared to the same period in 1995. Net income for the six months ended June 30, 1996 increased $3.1 million  or  54%  as compared to the six months ended June  30,  1995.
Earnings per share increased $0.20 per share or 63% for the three months ended June 30, 1996, as compared to the second quarter of 1995. Earnings per share for the six months increased 51% to $0.98 per share for the period ended June 30, 1996 as compared to the same period in 1995. Net interest income increased $2.4 million or 15% for second quarter of 1996 as compared to 1995 and increased $4.6 million or 14% for the first six months of 1996 as compared to 1995. The increase in net interest income was caused by increases in the net interest margin from 4.57% for the second quarter of 1995 to 4.78% for the second quarter of 1996 and by increases in average earning assets. The increases in average earning assets were caused by both internally generated growth and the acquired banks.

      Provision for loan losses increased by $0.4 million from $1.3 million for the three months ended June 30, 1995 to $1.7 million for the quarter ended June 30, 1996, and by $0.8 million from $2.4 million for the six months ended June 30,1995 to $3.2 million for the first half of 1996 as net charge-offs increased for the three and six month periods as compared to the same periods in 1995. The increases in net charge-offs were due to increases in the loan portfolio from internally generated growth and acquisitions. Net noninterest expense for the quarter improved by $0.4 million as compared to the same period in 1995 and improved by $0.7 million for the first six months as compared to 1995.

       All  the  results  of  operations  are  impacted  by  the  four acquisitions that occurred in 1995. As of a result of the acquisitions, net interest income, noninterest income and noninterest expense have all experienced increases. The results of operations of Community Bank are included from February 2, 1995, Middlesboro from June 30, 1995 and Williamsburg from November 3, 1995. Woodford is included for all periods due to being accounted for as a pooling-of-interests with restatement of all prior period financial information.


Net Interest Income

      Net interest income increased $2.4 million or 15% from $16.1 million for the second quarter of 1995 to $18.5 million for the second quarter of 1996. Interest income and interest expense both increased for the quarter ending June 30, 1996 as compared to the same period in 1995, with interest income increasing $3.4 million and interest expense increasing $1.0 million. For the six months ended June 30, 1996 as compared to the same period in 1995, net interest income increased $4.6 million as interest income increased $8.3 million and interest expense increased $3.7 million.

      The increase in net interest income for both the three and six month period was driven by increases in net interest margin and increases in average earning assets due to the acquisitions. Average earning assets increased 9% from $1.47 billion for the three months ended June 30, 1995 to $1.61 billion for the same period in 1996. For the six month period average earning assets also increased 9%, from $1.45 billion in 1995 to $1.60 billion in 1996. The increases in both average earning assets and interest bearing funds were due in substantial part to the acquisitions of Community Bank, Middlesboro, and Williamsburg discussed earlier.

     The yield on interest earning assets increased 7 basis points for the second quarter of 1996 and 22 basis points for the first six months of 1996 as compared to the same periods in 1995. The cost of interest bearing funds decreased 16 basis points for the second quarter of 1996 and increased 7 basis points for the first six months of 1996 as compared to the same periods in 1995. As a result the net interest margin increased from 4.57% for the second quarter of 1995 to 4.78% for the current quarter and increased from 4.55% for the six months ended June 30, 1995 to 4.70% for the first half of 1996.

      The increases in yield and interest margin are due in large part from growth in the Corporation's loan portfolio, the highest yielding asset. Loan portfolio growth was caused by the aforementioned acquisitions and by internally generated growth. The Corporation's average loans increased 18% from $0.98 billion for the second quarter of 1995 to $1.16 billion for the second quarter of 1996. Loans accounted for 80% of total interest income for the second quarter of 1996 compared to 76% for the second quarter of 1995. The following table summarizes the annualized net interest spread and net interest margin for the three and six months ended June 30, 1996 and 1995.

                                     Three Months Ended        Six months ended
                                           June 30                  June 30
                                        1996     1995            1996    1995

Yield on interest earning assets        8.99%    8.92%           8.97%   8.75%
Cost of interest bearing funds          4.82%    4.98%           4.88%   4.81%
Net interest spread                     4.17%    3.94%           4.09%   3.94%
Net interest margin                     4.78%    4.57%           4.70%   4.55%


Provision for Loan Losses

      The analysis of the changes in the allowance for loan losses and selected ratios is set forth below.

                                                      Six Months Ended
                                                           June 30
(in thousands)                                         1996      1995

Allowance balance January 1                         $16,082   $12,978
Balances of acquired banks                                -     1,536
Additions to allowance charged against operations     3,174     2,393
Recoveries credited to allowance                      1,218       631
Losses charged against allowance                     (2,775)   (1,688)
Allowance balance at June 30                        $17,699   $14,168

Allowance for loan losses to period-end loans          1.46%     1.51%
Average loans, net of unearned income            $1,159,339  $962,637
Provision for loan losses to
 average loans, annualized                              .55%      .50%
Loan charge-offs, net of recoveries to
 average loans, annualized                              .27%      .22%


      The Corporation increased its provision for loan losses as a result of the growth in its loan portfolio, and to a lesser degree, due to its increase in net charge-offs. Net charge-offs represent the amount of loans charged off less amounts recovered on loans previously charged off. Net charge-offs as a percentage of average loans outstanding increased 5 basis points for the first six months of 1996 as compared to the same period in 1995. The Corporation's non-performing loans (90 days past due and non-accrual) increased slightly from 1.20% of total outstanding loans as of December 31, 1995 to 1.21% as of June 30, 1996.

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


Noninterest Income

      The Corporation's noninterest income increased 37% from $2.7 million for the three months ended June 30, 1995 to $3.7 million for the second quarter of 1996. Noninterest income for the six months ended June 30, 1996 increased 28% from $5.4 million in 1995 to $6.9 million in 1996. All categories of noninterest income increased during the period. Included in gains on sale of loans for the three and six months is $400 thousand applicable to the sale of the Corporation's credit card portfolio in June 1996. The largest component of other noninterest income is insurance commissions, which increased from $237 thousand to $477 thousand for the three months and from $421 thousand to $733 thousand for the six months ended June 30, 1996 as compared to the same period in 1995. New incentive programs for sales of credit life insurance are primarily responsible for the increase. The increases in all noninterest income categories were substantially caused by the acquisitions of Community Bank, Middlesboro and Williamsburg.


Noninterest Expense

      The Corporation's noninterest expense increased by 4% from $13.1 million for the three months ended June 30, 1995 to $13.6 million for the same period in 1996. For the six months ended June 30, 1996, noninterest expense increased 3% to $27.1 million compared to $26.2 million for the six months ended June 30, 1995. Salaries and employee benefits increased the most of any category, rising from $5.9 million for the second quarter of 1995 to $7.2 million for the same period in 1996, and from $12.1 million for the six months ended June 30, 1995 to $14.3 million for the first half of 1996. FDIC insurance declined substantially, from $669 thousand to $6 thousand for the second quarter of 1996 as compared to 1995 and from $1.3 million to $13 thousand  for  the six months ended June 30, 1996 as compared  to  the same period in 1995. The reduction in FDIC insurance is due to the change in premium structure. Currently the FDIC charges "well-capitalized" banks, as defined for regulatory purposes, only minimal amounts for deposit insurance premiums. All of the Corporation's affiliate banks are currently classified as "well-capitalized" for regulatory purposes. The increases in all noninterest expense categories were impacted by the acquisitions of Community Bank, Middlesboro and Williamsburg.


Balance Sheet Review

     Total assets increased from $1.73 billion at December 31, 1995 to $1.77 billion at June 30, 1996, or an annualized rate of 5%. During this time, loans increased from $1.12 billion to $1.22 billion or an annualized rate of 18%. The asset category which declined most was federal funds sold which declined from $39.6 million at December 31, 1995 to $0 at June 30, 1996 as the Corporation was able to invest more in its loan portfolio.

      The Corporation's largest liability, deposits, declined from $1.47 billion as of December 31, 1995 to $1.46 billion as of June 30, 1996. The decline in deposits was marginal in both interest bearing and noninterest bearing as noninterest bearing deposits declined from $187.8 million at December 31, 1995 to $183.1 million at June 30, 1996. Interest bearing deposits declined from $1.280 billion to $1.279 billion during the same period. The Corporation reduced its long-term debt during the period from $27.9 million as of December 31, 1995 to $22.0 million as of June 30, 1996. The Corporation's advances from Federal Home Loan Bank increased from $63.6 million at December 31, 1995 to $110.4 million at June 30, 1996 as the Corporation used this as a source of funding for the additional loan demand.

Loans

      Loans increased from $1.12 billion as of December 31, 1995 to $1.22 billion as of June 30, 1996. The loan category which increased most was consumer loans, which increased from $208.9 million as of December 31, 1995 to $256.8 million as of June 30, 1996. Consumer loans increased due to the Corporation's aggressive expansion into the indirect consumer loan market in Kentucky. Other than lease financing, which declined from $5.9 million to $4.6 million, all other loan categories increased during the period from December 31, 1995 to June 30, 1996.

      Non-accrual and 90 days past due loans increased slightly from 1.20% of total loans outstanding as of December 31, 1995 to 1.21% as of June 30, 1996. Non-accrual loans increased 12 basis points from 0.85% of total loans outstanding as of December 31, 1995 to 0.97% as of June 30, 1996. During the same period, loans 90 days or more past due declined by 11 basis points from 0.35% of total loans outstanding to 0.24%. The allowance for loan losses increased from 1.44% of total loans outstanding as of December 31, 1995 to 1.46% as of June 30, 1996. The allowance for loan losses as a percentage of non-accrual loans and loans 90 days or past due was 120% at both December 31, 1995 and June 30, 1996.

      The following table summarizes the Corporation's loans that are non-accrual or past due 90 days or more as of June 30, 1996 and December 31, 1995.

                                     As a % of     Accruing loans   As a % of
                     Non-accrual  loan balances      past due 90   loan balances
                         loans      by category      days or more   by category
(in thousands)
June 30, 1996

Commercial loans,
 secured by real estate $ 6,024         2.18%           $  466           0.17%
Commercial loans, other   3,675         1.73               560           0.26
Consumer loans,
 secured by real estate   2,016         0.43             1,192           0.25
Consumer loans, other       110         0.04               657           0.26
 Total                  $11,825         0.97%           $2,875           0.24%


December 31, 1995

Commercial loans,
 secured by real estate  $3,264         1.26%           $1,428           0.55%
Commercial loans, other   3,048         1.54               237           0.12
Consumer loans,
 secured by real estate   2,873         0.64             1,335           0.30
Consumer loans, other       248         0.12               947           0.45
 Total                   $9,433         0.85%           $3,947           0.35%


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


Securities

       The Corporation uses its securities held-to-maturity for production of income and to manage cash flow needs through expected maturities. The Corporation uses its securities available-for-sale for income and balance sheet liquidity management. The book value of securities available-for-sale decreased from $279.7 million as of December 31, 1995 to $246.4 million as of June 30, 1996. Securities held-to-maturity declined from $150.7 million to $146.8 million during the same period. Total securities as a percentage of total assets was 24.9% as of December 31, 1995 and 23.2% as of June 30, 1996.


Liquidity and Capital Resources

      The Corporation's liquidity objectives are to ensure that funds are available for the affiliate banks to meet deposit withdrawals and credit demands without unduly penalizing profitability, and to ensure that funding is available for the Corporation to meet ongoing cash needs while maximizing profitability. The Corporation continues to identify ways to provide for liquidity on both a current and long-term basis. The subsidiary banks rely mainly on core deposits, certificates of $100,000 or more, repayment of principal and interest on loans and securities, and federal funds sold and purchased to create long-term liquidity. The subsidiary banks also rely on the sale of securities under repurchase agreements, securities available-for-sale and Federal Home Loan Bank borrowings.

     Deposits decreased marginally from $1.47 billion to $1.46 billion from December 31, 1995 to June 30, 1996. Both interest bearing and noninterest bearing deposits experienced slight declines. This decline has not materially impacted the Corporation's profitability or its ability to provide loan funding as loans continue to grow.

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

      The Corporation owns $264 million of securities valued at market price that are designated as available-for-sale and available to meet liquidity needs on a continuing basis. The Corporation also relies on Federal Home Loan Bank advances for both liquidity and management of its asset/liability position. These advances have sometimes been matched against pools of residential mortgage loans which are not sold in the secondary market, some of which have original maturities of ten to fifteen years. Federal Home Loan Bank Advances increased from $63.6 million as of December 31, 1995 to $110.4 million as of June 30, 1996.

      The  Corporation generally relies upon net inflows of cash  from financing  activities,  supplemented  by  net  inflows  of  cash  from operating activities, to provide cash for its investing activities. As is typical of many financial institutions, significant financing activities include deposit gathering, use of short-term borrowing facilities such as federal funds purchased and securities sold under repurchase agreements, and issuance of long-term debt. The Corporation currently has $2.7 million outstanding, of $13.5 million originally borrowed, on a $17.5 million revolving line of credit (see long-term debt footnote to the consolidated financial statements). The Corporation's primary investing activities include purchases of securities and loan originations.

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

      On a limited basis, the Corporation now uses interest rate swaps and sales of options on securities as additional tools in managing interest rate risk. Interest rate swaps involve an exchange of cash flows based on the notional principal amount and agreed upon fixed and variable interest rates. In this transaction, the Corporation has agreed to pay a floating interest rate based on London Inter-Bank Offering Rate (LIBOR) and receive a fixed interest rate in return. On options, the Corporation has sold the right to a third party to purchase securities the Corporation currently owns at a fixed price on
a  future  date.   The  Corporation had       $6  million  in  options
outstanding at June 30, 1996, which expired without being exercised in July 1996. The impact on operations of interest rate swaps and options was not material during the first six months of 1995 or 1996.

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

      The primary source of capital for the Corporation is retained earnings. The Corporation declared dividends of $0.36 per share for the first half of 1996 and $0.32 for the first half of 1995. Earnings per share for the same periods were $0.98 and $0.65, respectively. The Corporation retained 63% of earnings for the first half of 1996.

      Under guidelines issued by banking regulators, the Corporation and its subsidiary banks are required to maintain a minimum Tier 1 risk-based capital ratio of 4% and a minimum total risk-based ratio of 8%. Risk-based capital ratios weight the relative risk factors of all assets and consider the risk associated with off-balance sheet items. The Corporation must also maintain a minimum Tier 1 leverage ratio of 4% as of June 30, 1996. The Corporation's Tier 1 leverage, Tier 1 risk-based and total risk-based ratios were 6.84%, 9.84% and 11.10%, respectively as of June 30, 1996.

      As of June 30, 1996, management is not aware of any current recommendations by banking regulatory authorities which, if they were to be implemented, would have, or would be reasonably likely to have, a material adverse impact on the Corporation's liquidity, capital resources, or operations. Congress is currently considering legislation which would impose an additional one-time insurance assessment on SAIF deposits, or deposits of savings institutions, which constitute 12% of the Corporation's total deposits. If this were to be implemented, it would not have a material impact on the Corporation's financial condition or results of operations.


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

Item 1.  Legal Proceedings             None

Item 2.  Changes in Securities         None

Item 3.  Defaults Upon Senior Securities         None

Item 4.  Submission of Matters to a vote
          of Security Holders

The Company's Annual Meeting of Shareholders was held on April 23, 1996. The following two items were approved:

     1) Election of the following members to the Company's Board of Directors for the ensuing year.

           Nominee                     In Favor       Withheld
     Charles J. Baird                  6,957,542       69,614
     Burlin Coleman                    6,962,405       64,751
     Terry N. Coleman                  6,960,346       66,810
     Nick A. Cooley                    6,967,217       59,939
     William A. Graham, Jr.            6,967,942       59,214
     Jean R. Hale                      6,966,283       60,873
     Brandt T. Mullins                 6,966,435       60,721
     M. Lynn Parrish                   6,967,219       59,937
     Ernst M. Rodgers                  6,967,219       59,937
     Porter P. Welch                   6,967,160       59,996

     2) Ratification of Ernst & Young, L.L.P. as the Company's independent certified public accountants for 1996.

     The votes of the shareholders on this item was as follows:

            In Favor             Opposed         Abstained
           6,945,233              6,337            53,085

     3)  Amendment of the Company's 1989 Stock Option Plan.

     The votes of the shareholders on this item was as follows:

            In Favor            Opposed           Abstained
           6,567,588            144,246            300,697

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


                    PIKEVILLE NATIONAL CORPORATION
                                  by




Date:  August 14, 1996             Richard M. Levy
                                   Richard M. Levy
                                   Executive Vice President
                                   Principal Financial Officer