Form 10-Q/A
period 1996-06-30
PIKEVILLE NATIONAL CORP
filed 1996-08-14
CIK 350852

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


Provision for Loan Losses

      The analysis of the changes in the allowance for loan losses and selected ratios is set forth below.

                                                      Six Months Ended
                                                           June 30
(in thousands)                                         1996      1995

Allowance balance January 1                         $16,082   $12,978
Balances of acquired banks                                -     1,536
Additions to allowance charged against operations     3,174     2,393
Recoveries credited to allowance                      1,218       631
Losses charged against allowance                     (2,775)   (1,688)
Allowance balance at June 30                        $17,699   $15,850

Allowance for loan losses to period-end loans          1.46%     1.51%
Average loans, net of unearned income            $1,159,339  $962,637
Provision for loan losses to
 average loans, annualized                              .55%      .50%
Loan charge-offs, net of recoveries to
 average loans, annualized                              .27%      .22%


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