Form 10-Q
period 1996-09-30
PIKEVILLE NATIONAL CORP
filed 1996-11-13
CIK 350852

5







                  SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, DC. 20549

                               FORM 10-Q


     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended September 30, 1996

                                  or

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

     Common stock - 9,124,314 shares outstanding at October 31, 1996

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

  Index to consolidated financial statements:

      Consolidated Balance Sheets                3
      Consolidated Statements of Income          4
      Consolidated Statements of Cash Flows      5
      Notes to Consolidated Financial Statements 6

Consolidated Balance Sheets

                                          September 30   December 31
(In thousands except share amounts)           1996           1995

Assets:
Cash and due from banks                  $    69,168   $    63,017
Interest bearing deposits in
 other financial institutions                  1,448         4,440
Federal funds sold                                 0        39,555
Securities available-for-sale                238,001       279,717
Securities held-to-maturity (fair value
 of $137,181 and $150,315, respectively)     141,530       150,721
Loans                                      1,266,147     1,115,068
 Allowance for loan losses                   (18,764)      (16,082)
 Net loans                                 1,247,383     1,098,986
Premises and equipment, net                   46,181        47,553
Excess of cost over net assets acquired
 (net  of accumulated amortization of
 $6,401 and $5,469, respectively)             20,086        20,110
Other assets                                  36,506        26,071
  Total  Assets                          $ 1,800,303   $ 1,730,170


Liabilities and Shareholders' Equity:
Deposits:
 Noninterest bearing                     $   191,651   $   186,829
 Interest bearing                          1,270,327     1,280,614
Total deposits                             1,461,978     1,467,443
Federal funds purchased and other
 short-term borrowings                        48,421        20,383
Other liabilities                             18,096        17,047
Advances from Federal Home Loan Bank         112,178        63,629
Long-term debt                                19,169        27,873
   Total  Liabilities                      1,659,842     1,596,375


Shareholders' Equity:
Preferred stock, 300,000 shares authorized and unissued
Common stock, $5 par value, shares authorized  25,000,000;
 shares issued and outstanding,
 1996 - 9,124,314; 1995 - 9,124,314           45,622        45,622
Capital surplus                               27,883        27,883
Retained earnings                             68,851        59,934
Net unrealized appreciation (depreciation)
 on  securities available-for-sale,
 net of tax                                   (1,895)          356
 Total Shareholders' Equity                  140,461       133,795

 Total  Liabilities and
 Shareholders' Equity                    $ 1,800,303   $ 1,730,170




The accompanying notes are an integral part of these statements.

Consolidated Statements of Income
                                       Three months ended    Nine months ended
                                          September 30          September 30
(In thousands except per share data)    1996        1995      1996       1995
Interest Income:
 Interest and fees on loans          $ 30,843    $ 26,458  $ 86,972   $ 73,128
 Interest and dividends on securities
   Taxable                              5,030       6,128    17,239     18,234
   Tax exempt                             741         761     2,259      2,275
 Interest on federal funds sold             0         877       450      2,514
 Interest on deposits in other financial
  institutions                             20          25        43        107
  Total Interest Income                36,634      34,249   106,963     96,258

Interest Expense:
 Interest on deposits                  15,029      15,116    45,375     41,271
 Interest on federal funds purchased and
  other short-term borrowings             399         462       957      1,231
 Interest on advances from Federal
  Home Loan Bank                        1,636       1,093     3,728      3,453
 Interest on long-term debt               447         684     1,493      1,706
  Total Interest Expense               17,511      17,355    51,553     47,661

Net interest income                    19,123      16,894    55,410     48,597
Provision for loan losses               2,003       1,615     5,177      4,008
Net interest income after provision
 for loan  losses                      17,120      15,279    50,233     44,589

Noninterest Income:
 Service charges on deposit accounts    1,634       1,379     4,517      3,768
 Gains on sale of loans, net              698         139     1,449        279
 Trust income                             392         371     1,190      1,054
 Securities gains, net                      5           7        65         12
 Other                                    967         516     3,396      2,661
  Total Noninterest Income              3,696       2,412    10,617      7,774

Noninterest Expense:
 Salaries and employee benefits         6,989       6,345    21,266     18,422
 Occupancy, net                           987         716     2,937      2,768
 Equipment                                926         977     2,810      2,707
 Data processing                          648         888     1,856      2,050
 Stationery, printing and office supplies 322         442     1,203      1,106
 Taxes other than payroll, property
  and income                              512         502     1,523      1,384
 FDIC insurance                             7          32        20      1,360
 Other                                  3,309       3,853     9,201     10,205
  Total Noninterest Expense            13,700      13,755    40,816     40,002

Income before income taxes              7,116       3,936    20,034     12,361
Income tax expense                      2,210       1,202     6,188      3,814
   Net income                        $  4,906    $  2,734  $ 13,846   $  8,547


Net income per share                 $   0.54    $   0.30  $   1.52   $   0.96

Average shares outstanding              9,139       8,966     9,139      8,922

The accompanying notes are an integral part of these statements.

Consolidated Statements of Cash Flows
                                                   Nine months ended
                                                     September 30
(In thousands)                                      1996       1995
Cash flows from operating activities:
  Net income                                    $  13,846  $   8,547
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation and amortization                   3,631      2,934
    Provision for loan and other real estate losses 5,240      4,381
    Securities gains, net                             (65)       (12)
    Gain on sale of loans, net                     (1,449)      (279)
    Gain on sale of assets                            (18)       199
    Net amortization of securities premiums           427        439
    Loans originated for sale                     (24,356)   (17,150)
    Proceeds from sale of loans                    28,899     13,137
    Changes in:
     Other assets                                  (9,931)    (2,865)
     Other liabilities                              1,049      3,587
       Net cash provided by operating activities   17,273     12,918

Cash flows from investing activities:
  Payments to acquire net assets of subsidiaries        0    (14,918)
  Proceeds from:
   Sale/call of securities available-for-sale      11,797     17,809
   Maturity of securities available-for-sale       35,291     42,857
   Maturity of securities held-to-maturity         10,239     26,584
   Principal payments on mortgage-backed
    securities                                     34,824    132,961
  Purchase of:
   Securities available-for-sale                  (40,339)   (28,237)
   Securities held-to-maturity                     (3,441)   (38,263)
   Mortgage-backed securities                      (1,228)  (109,955)
  Net change in loans                            (157,853)   (50,705)
  Net change in premises and equipment             (2,018)    (3,930)
  Other                                             1,570      2,275
       Net cash used in investing activities     (111,158)   (23,522)

Cash flows from financing activities:
  Net change in deposits                           (5,465)    23,714
  Net change in federal funds purchased and
    other short-term borrowings                    28,038    (13,668)
  Advances from Federal Home Loan Bank             61,145      1,595
  Repayments of advances from Federal
    Home Loan Bank                                (12,596)   (14,582)
  Proceeds from long-term debt                      1,000     13,500
  Payments on long-term debt                       (9,704)    (9,685)
  Issuance of common stock                              -        311
  Dividends paid                                   (4,929)    (3,967)
       Net  cash provided by (used in)
         financing activities                      57,489     (2,782)

Net increase (decrease) in cash and
  cash equivalents                                (36,396)   (13,386)
Cash and cash equivalents at beginning of year    107,012     80,098
Cash and cash equivalents of acquired banks             -     15,819
Cash and cash equivalents at end of period      $  70,616  $  82,531


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

     Principles of Consolidation - The unaudited consolidated financial statements include the accounts of the Corporation, Pikeville National Bank & Trust Company and its subsidiary, First Security Bank & Trust Co., Commercial Bank (West Liberty), The Exchange Bank of Kentucky, Farmers National Bank, Farmers-Deposit Bank, First American Bank, Community Trust Bank, FSB, Trust Company of Kentucky, The Woodford Bank and Trust Company and Commercial Bank (Middlesboro). All significant intercompany transactions have been eliminated in consolidation.

Note 2 - Securities

     Securities are classified into held-to-maturity, available-for-sale, and trading categories. Held-to-maturity securities are those which the Company has the positive intent and ability to hold to maturity, and are reported at amortized cost. Available-for-sale securities are those which the Company may decide to sell if needed for liquidity, asset-liability management, or other reasons. Available-for- sale securities are reported at fair value, with unrealized gains or losses included as a separate component of equity, net of tax.

     The amortized cost and fair value of securities available-for-sale are as of September 30, 1996 summarized as follows:

                                              Amortized    Fair
(in thousands)                                  Cost       Value

U.S. Treasury and government agencies         $ 57,798  $ 57,737
Mortgage-backed pass through
     certificates                              122,936   121,659

Collateralized mortgage obligations             20,070    19,584
Other debt securities                            4,028     3,917

     Total debt securities                    204,832   202,897
Equity securities                              35,822    35,104
     Total Securities                        $240,654  $238,001

     The amortized cost and fair value of securities held-to-maturity as of September 30, 1996 are summarized as follows:

                                            Amortized    Fair
(in thousands)                                 Cost      Value

U.S. Treasury and government agencies       $ 27,346  $  4,555
States and political subdivisions             56,842    56,966
Mortgage-backed pass through
     certificates                             45,467    44,208

Collateralized mortgage obligations           11,875    11,452
     Total Securities                       $141,530  $137,181

Note 3 - Loans

     Major classifications of loans are summarized as follows:

                                        September 30   December 31
(in thousands)                                1996          1995
Commercial, secured by real estate       $  267,123    $  258,541
Commercial, other                           226,564       192,127
Real Estate Construction                     70,370        51,539
Real Estate Mortgage                        408,824       398,288
Consumer                                    289,002       208,662
Equipment Lease Financing                     4,264         5,911
                                         $1,266,147    $1,115,068



Note 4 - Allowance for Loan Losses

     Changes in the allowance for loan losses are as follows:

                                              September 30   September 30
                                                  1996           1995
(in thousands)
Balance January 1                                 $16,082       $12,978
Allowances of acquired banks                            -         1,536
Additions to reserve charged against operations     5,177         4,008
Recoveries                                          1,784           923
Loans charged off                                  (4,279)       (2,982)
Balance End of Period                             $18,764       $16,463

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

(in thousands)                                                   1996
Average investment in impaired loans                           10,613

Interest income recognized on impaired loans
  Including interest income recognized on
  cash basis                                                      375

Interest income recognized on impaired loans
  on a cash basis                                                 375

     Information regarding impaired loans at September 30, 1996 is as follows.


(in thousands)                                                   1996
Balance of impaired loans                                      10,587

Less portion for which no allowance for loan
  losses is allocated                                           8,516

Portion of impaired loan balance for which an
  allowance for credit losses is allocated                      2,071

Portion of allowance for loan losses allocated
  to the impaired loan balance                                    900



Note 5 - Long-Term Debt

     Long-Term Debt consists of the following:

                                       September 30    December 31
                                          1996            1995
(in thousands)
Senior Notes                            $17,230         $17,230
Bank Note                                     0           2,000
Revolving Bank Note                           0           5,700
Industrial Revenue Development Bonds          0             854
Obligations under capital lease           1,535           1,571
Other                                       404             518
                                        $19,169         $27,873


     Refer to the 1995 Annual Report to Shareholders for information concerning rates and assets securing long-term debt.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Overview

     Pikeville National Corporation (the "Corporation") is a multi-bank holding company headquartered in Pikeville, Kentucky. The Corporation owns nine commercial banks, one savings bank and one trust company. Through its affiliates, the Corporation has over sixty banking locations serving 85,000 households in nineteen Eastern and Central Kentucky counties. The Corporation had total assets of $1.80 billion and total shareholders' equity of $140 million as of September 30, 1996. The Corporation's common stock is listed on NASDAQ under the symbol PKVL. Market makers are Robinson Humphrey Co.,Inc., Atlanta, Georgia; Morgan, Keegan and Company, Inc., Memphis, Tennessee; J.J.B. Hilliard, W.L. Lyons, Inc., Louisville, Kentucky; Bear, Stearns & Co. Inc., New York, New York and Herzog, Heine, Geduld, Inc., New York, New York.

     On August 15, 1996, the Corporation's shareholders overwhelmingly approved changing the Corporation's name to Community Trust Bancorp, Inc., in order to better identify the Corporation with the communities served throughout Eastern and Central Kentucky, as opposed to just the Pikeville area. The name change will be effective as of January 1, 1997.

     At the time of the name change on January 1, 1997, the Corporation will merge its nine commercial banks into one commercial bank, which will be named Community Trust Bank, NA. The former commercial banks will operate their branch locations under the name of Community Trust Bank, NA, Pikeville National Bank and Trust Company or the name formerly used by the affiliate commercial bank (e.g.
Commercial Bank). The Corporation's savings bank, Community Trust Bank, FSB and its trust company, Trust Company of Kentucky, will continue to operate as separate entities.


Acquisitions

     After making no acquisitions during the years 1992 through 1994, the Corporation resumed its strategic policy of diversification through acquisition and acquired all of the outstanding stock of four Kentucky banks during 1995. This gives the Corporation additional economies of scale and new markets in which to deliver its existing products.

     On February 2, 1995, the Corporation acquired Community Bank of Lexington, Inc., Lexington, Kentucky ("Community Bank"), which had assets of $61 million. The Corporation issued 366,000 shares of its common stock with a market value of $24 per share to acquire Community Bank. The transaction was accounted for under the purchase method of accounting, with $6.3 million of goodwill recognized. The assets and results of operations of Community Bank are included in the Corporation's financial statements from the date of acquisition forward. The offices of Community Bank became branches of Pikeville National Bank and Trust Company, the Corporation's lead bank, on March 31, 1995. While the Corporation had already been active in lending in the Lexington-Fayette County market through its loan production office, the Community Bank acquisition gives the Corporation branch offices in which to provide deposit products and other financial services in one of Kentucky's fastest growing markets.

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

     On November 3, 1995 the Corporation acquired United Whitley Corporation, Williamsburg, Kentucky ("Williamsburg") and its subsidiary, Bank of Williamsburg, which had assets of $37 million for 172,000 shares of its common stock. The transaction was accounted for under the pooling-of-interests method of accounting, but without restatement of prior period financial information due to lack of materiality. The assets and results of operations of Williamsburg are included in the Corporation's financial statements from the date of acquisition forward. Bank of Williamsburg was merged into Farmers National Bank on the date of acquisition. Through the acquisition, the Corporation substantially increased the deposit base of Farmers National Bank while increasing its operating costs only marginally. Through the merger of Farmers National Bank and Bank of Williamsburg, the Corporation was able to move the bank charter of the acquired institution to adjacent Laurel County and now has a branch in London, Kentucky which is among the fastest growing areas in Kentucky.


Income Statement Review

     The Corporation's net income for the three months ended September 30, 1996 was $4.9 million or $0.54 per share as compared to $2.7 million or $0.30 per share for the three months ended September 30,
1995. Net income for the nine months ended September 30, 1996 was $13.8 million or $1.52 per share as compared to $8.5 million or $0.96 per share for the same period in 1995. The following table sets forth on an annualized basis the return on average assets and return on average shareholders' equity for the three and nine months ended September 30, 1996 and 1995:

                                         Three months ended  Nine months ended
                                           September 30        September 30
                                          1996      1995       1996     1995

Return on average shareholders' equity   13.92%     8.39%     13.47%    8.78%
Return on average assets                  1.09%     0.65%      1.06%    0.71%

      The Corporation's net income for the third quarter of 1996 increased $2.2 million or 80% as compared to the same period in 1995. Net income for the nine months ended September 30, 1996 increased $5.3 million or 62% as compared to the nine months ended September 30, 1995. Earnings per share increased $0.24 per share or 80% for the three months ended September 30, 1996, as compared to the third quarter of 1995. Earnings per share increased 58% to $1.52 per share for the nine month period ended September 30, 1996 as compared to the same period in 1995. Net interest income increased $2.2 million or 13% for the third quarter of 1996 as compared to 1995 and increased $6.8 million or 14% for the first nine months of 1996 as compared to 1995. The increase in net interest income was caused by increases in the net interest margin from 4.47% for the third quarter of 1995 to 4.73% for the third quarter of 1996 and by increases in average earning assets. The increases in average earning assets were caused by internally generated growth for the third quarter and by internally generated growth plus the assets of acquired banks for the nine month period as compared to 1995.

     Provision for loan losses increased by $0.4 million from $1.6 million for the three months ended September 30, 1995 to $2.0 million for the quarter ended September 30, 1996, and by $1.2 million from $4.0 million for the nine months ended September 30,1995 to $5.2 million for the same period in 1996 as net charge-offs increased for the three and nine month periods as compared to the same periods in 1995. The increases in net charge-offs were due to increases in the loan portfolio from internally generated growth and acquisitions. Net noninterest expense for the quarter decreased by $1.3 million as compared to the same period in 1995 and decreased by $2.0 million for the first nine months as compared to 1995.

     All the results of operations are impacted by the four acquisitions that occurred in 1995. As a result of the acquisitions, net interest income, noninterest income and noninterest expense have all experienced increases. The results of operations of Community Bank are included from February 2, 1995, Middlesboro from June 30, 1995 and Williamsburg from November 3, 1995. Woodford is included for all periods due to being accounted for as a pooling-of-interests with restatement of all prior period financial information.


Net Interest Income

     Net interest income increased $2.2 million or 13% from $16.9 million for the third quarter of 1995 to $19.1 million for the third quarter of 1996. Interest income and interest expense both increased for the quarter ending September 30, 1996 as compared to the same period in 1995, with interest income increasing $2.4 million and interest expense increasing $0.2 million. For the nine months ended September 30, 1996 as compared to the same period in 1995, net interest income increased $6.8 million as interest income increased $10.7 million and interest expense increased $3.9 million.

     The increase in net interest income for both the three and nine month periods was driven by increases in net interest margin and increases in average earning assets due to the acquisitions. Average earning assets increased 7% from $1.55 billion for the three months ended September 30, 1995 to $1.66 billion for the same period in 1996. For the nine month period average earning assets also increased 9%, from $1.48 billion in 1995 to $1.62 billion in 1996. The increases in both average earning assets and interest bearing funds for the nine month period were due in substantial part to the acquisitions of Community Bank, Middlesboro, and Williamsburg discussed earlier. For the third quarter as compared to 1995, the only acquisition that had
an   impact   was  Williamsburg,  which  was  the  smallest   of   the
acquisitions.

     The yield on interest earning assets remained the same for the third quarter of 1996 and increased 15 basis points to 8.96% for the first nine months of 1996 as compared to the same periods in 1995. The cost of interest bearing funds decreased 25 basis points to 4.82% for the third quarter of 1996 and decreased 4 basis points to 4.86% for the first nine months of 1996 as compared to the same periods in 1995. As a result the net interest margin increased from 4.47% for the third quarter of 1995 to 4.73% for the third quarter of 1996 and increased from 4.53% for the nine months ended September 30, 1995 to 4.71% for the nine months ended September 30, 1996.

     The increases in yield and interest margin are due in large part from growth in the Corporation's loan portfolio, its highest yielding asset. Loan portfolio growth was caused by the aforementioned acquisitions and by internally generated growth. The Corporation's average loans increased 18% from $1.06 billion for the third quarter of 1995 to $1.25 billion for the third quarter of 1996. Loans accounted for 84% of total interest income for the third quarter of 1996 compared to 77% for the third quarter of 1995. The following table summarizes the annualized net interest spread and net interest margin for the three and nine month periods ended September 30, 1996 and 1995.

                                   Three Months Ended   Nine months ended
                                      September 30         September 30
                                       1996   1995          1996   1995

Yield on interest earning assets       8.94%  8.94%         8.96%  8.81%
Cost of interest bearing funds         4.82%  5.07%         4.86%  4.90%
Net interest spread                    4.12%  3.87%         4.10%  3.91%
Net interest margin                    4.73%  4.47%         4.71%  4.53%


Provision for Loan Losses

     The analysis of the changes in the allowance for loan losses and selected ratios is set forth below.

                                           Nine Months Ended
                                              September 30
(in thousands)                               1996      1995

Allowance balance January 1                $16,082   $12,978
Balances of acquired banks                       -     1,536
Additions to allowance charged
 against operations                          5,177     4,008
Recoveries credited to allowance             1,784       923
Losses charged against allowance            (4,279)   (2,982)
Allowance balance at September 30          $18,764   $16,463

Allowance for loan losses to
 period-end loans                             1.48%     1.53%
Average loans, net of unearned income   $1,190,903  $996,365
Provision for loan losses to
 average loans, annualized                     .58%      .54%
Loan charge-offs, net of recoveries to
 average loans, annualized                     .28%      .28%


     The Corporation increased its provision for loan losses as a result of the growth in its loan portfolio. Net charge-offs represent the amount of loans charged off less amounts recovered on loans previously charged off. Net charge-offs as a percentage of average loans outstanding was the same during the first nine months of 1996 as compared to the same period in 1995. The Corporation's non-performing loans (90 days past due and non-accrual) was 1.20% of outstanding loans at both December 31, 1995 and September 30, 1996.

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

Noninterest Income

     The Corporation's noninterest income increased 54% from $2.4 million for the three months ended September 30, 1995 to $3.7 million for the third quarter of 1996. Noninterest income for the nine months ended September 30, 1996 increased 36% from $7.8 million in 1995 to $10.6 million in 1996. All categories of noninterest income increased during the three and nine month periods for 1996, as compared to the same periods in 1995, except for net securities gains, which declined from $7 thousand to $5 thousand for the third quarter. Included in gains on sale of loans for the nine months ended September 30, 1996 is $400 thousand applicable to the sale of the Corporation's credit card portfolio. The adoption of Statement of Financial Accounting Standards No. 122, "Accounting for Mortgage Servicing Rights," increased gain on sale of loans by $480 thousand. The largest component of other noninterest income is insurance commissions, which increased from $298 thousand to $496 thousand for the three months and from $719 thousand to $1.2 million for the nine months ended September 30, 1996 as compared to the same period in 1995. New incentive programs for sales of credit life insurance are primarily responsible for the increase. The increases in all noninterest income categories were substantially impacted by the acquisitions of Community Bank, Middlesboro and Williamsburg for the nine month period. However, increases in noninterest income categories were not impacted for the three month period by the acquisitions.


Noninterest Expense

     The Corporation's noninterest expense decreased by 1% from $13.8 million for the three months ended September 30, 1995 to $13.7 million for the same period in 1996. For the nine months ended September 30, 1996, noninterest expense increased 2% to $40.8 million compared to $40.0 million for the nine months ended September 30, 1995. Salaries and employee benefits increased the most of any category, rising from $6.3 million for the third quarter of 1995 to $7.0 million for the same period in 1996, and from $18.4 million for the nine months ended September 30, 1995 to $21.3 million for the first nine months of 1996. FDIC insurance declined substantially, from $1.4 million to $20 thousand for the nine months ended September 30, 1996 as compared to the same period in 1995. The reduction in FDIC insurance is due to the change in premium structure. Currently the FDIC charges "well-capitalized" banks, as defined for regulatory purposes, only minimal amounts for deposit insurance premiums. All of the Corporation's affiliate banks are currently classified as "well-capitalized" for regulatory purposes. The increases in all noninterest expense categories were impacted by the acquisitions of Community Bank, Middlesboro and Williamsburg for the nine month period.


Balance Sheet Review

     Total assets increased from $1.73 billion at December 31, 1995 to $1.80 billion at September 30, 1996, or an annualized rate of 5%. During this time, loans increased from $1.12 billion to $1.27 billion or an annualized rate of 18%. The asset category which declined most was federal funds sold which declined from $39.6 million at December
31, 1995 to $0 at September 30, 1996 as the Corporation was able to invest more in its higher yielding loan portfolio.

     The Corporation's largest liability, deposits, declined from $1.47 billion as of December 31, 1995 to $1.46 billion as of September 30, 1996. The decline in deposits was all in interest bearing deposits as noninterest bearing deposits increased from $187.8 million at December 31, 1995 to $191.7 million at September 30, 1996.
Interest bearing deposits declined from $1.280 billion to $1.270 billion during the same period. The Corporation reduced its long-term debt during the period from $27.9 million as of December 31, 1995 to $19.2 million as of September 30, 1996. The Corporation's advances from Federal Home Loan Bank increased from $63.6 million at December 31, 1995 to $112.2 million at September 30, 1996.


Loans

     Loans increased from $1.12 billion as of December 31, 1995 to $1.22 billion as of September 30, 1996. The loan category which increased most was consumer loans, which increased from $208.9 million as of December 31, 1995 to $289.0 million as of September 30, 1996. Consumer loans increased due to the Corporation's aggressive expansion into the indirect consumer loan market in Kentucky. Other than lease financing, which declined from $5.9 million to $4.3 million, all other loan categories increased during the period from December 31, 1995 to September 30, 1996.

     Non-accrual and 90 days past due loans amounted to 1.20% of total loans outstanding as of both December 31, 1995 and September 30, 1996. Non-accrual loans decreased 5 basis points from 0.85% of total loans outstanding as of December 31, 1995 to 0.80% as of September 30, 1996. During the same period, loans 90 days or more past due increased 5 basis points from 0.35% of total loans outstanding to 0.40%. The allowance for loan losses increased from 1.44% of total loans outstanding as of December 31, 1995 to 1.48% as of September 30, 1996. The allowance for loan losses as a percentage of non-accrual loans and loans 90 days or more past due was 120% at December 31, 1995 and 123% at September 30, 1996.

     The following table summarizes the Corporation's loans that are non-accrual or past due 90 days or more as of September 30, 1996 and December 31, 1995.

                                      As a % of    Accruing loans    As a % of
                        Non-accrual loan balances   past due 90    loan balances
                           loans     by category   days or more     by category
(in thousands)
September 30, 1996

Commercial loans,
 secured by real estate   $ 4,884        1.83%        $  989            0.37%
Commercial loans, other     3,309        1.43            721            0.31
Consumer loans,
 secured by real estate     1,783        0.37          2,277            0.48
Consumer loans, other         189        0.07          1,035            0.36
 Total                    $10,165        0.80%        $5,022            0.40%


December 31, 1995

Commercial loans,
 secured by real estate   $ 3,264        1.26%        $1,428            0.55%
Commercial loans, other     3,048        1.54            237            0.12
Consumer loans,
 secured by real estate     2,873        0.64          1,335            0.30
Consumer loans, other         248        0.12            947            0.45
 Total                    $ 9,433        0.85%        $3,947            0.35%



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


Securities

     The  Corporation  uses  its  securities  held-to-maturity   for
production of income and to manage cash flow needs through expected maturities. The Corporation uses its securities available-for-sale for income and balance sheet liquidity management. The book value of securities available-for-sale decreased from $279.7 million as of December 31, 1995 to $238.0 million as of September 30, 1996. Securities held-to-maturity declined from $150.7 million to $141.5 million during the same period. Total securities as a percentage of total assets was 24.9% as of December 31, 1995 and 21.1% as of September 30, 1996.


Liquidity and Capital Resources

     The Corporation's liquidity objectives are to ensure that funds are available for the affiliate banks to meet deposit withdrawals and credit demands without unduly penalizing profitability, and to ensure that funding is available for the Corporation to meet ongoing cash needs while maximizing profitability. The Corporation continues to identify ways to provide for liquidity on both a current and long-term basis. The subsidiary banks rely on core deposits, certificates of deposit of $100,000 or more, repayment of principal and interest on loans and securities, federal funds sold and purchased, the sale of securities under repurchase agreements, securities available-for-sale and Federal Home Loan Bank borrowings to provide for liquidity.

     Deposits decreased marginally from $1.47 billion to $1.46 billion from December 31, 1995 to September 30, 1996. Noninterest bearing deposits increased by $5 million while interest bearing deposits decreased by $10 million. This decline has not materially impacted the Corporation's profitability or its ability to provide loan funding as loans continue to grow.

     Due to the nature of the markets served by the subsidiary banks, management believes that the majority of its certificates of deposits of $100,000 or more are no more volatile than its core deposits. During the periods of low interest rates, these deposit balances remained stable as a percentage of total deposits. In addition, arrangements have been made with correspondent banks for the purchase of federal funds on an unsecured basis, up to an aggregate of $97 million, if necessary, to meet the Corporation's liquidity needs.

     The Corporation owns $238 million of securities valued at market price that are designated as available-for-sale and available to meet liquidity needs on a continuing basis. The Corporation also relies on Federal Home Loan Bank advances for both liquidity and management of its asset/liability position. Federal Home Loan Bank Advances increased from $63.6 million as of December 31, 1995 to $112.2 million as of September 30, 1996.

     The Corporation generally relies upon net inflows of cash from financing activities, supplemented by net inflows of cash from operating activities, to provide cash for its investing activities. As is typical of many financial institutions, significant financing activities include deposit gathering, use of short-term borrowing facilities such as federal funds purchased and securities sold under repurchase agreements, and issuance of long-term debt. The Corporation currently has a $17.5 million revolving line of credit available to meet any future cash needs (see long-term debt footnote to the consolidated financial statements). The Corporation's primary investing activities include purchases of securities and loan originations.

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

     On a limited basis, the Corporation now uses interest rate swaps and sales of options on securities as additional tools in managing interest rate risk. Interest rate swaps involve an exchange of cash flows based on the notional principal amount and agreed upon fixed and variable interest rates. In this transaction, the Corporation has agreed to pay a floating interest rate based on London Inter-Bank Offering Rate (LIBOR) and receive a fixed interest rate in return. On options, the Corporation has sold the right to a third party to purchase securities the Corporation currently owns at a fixed price on a future date. The Corporation had no options outstanding at September 30, 1996. The impact on operations of interest rate swaps and options was not material during the first nine months of 1995 or 1996.

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

     The primary source of capital for the Corporation is retained earnings. The Corporation declared dividends of $0.54 per share for the first nine months of 1996 and $0.48 for the first nine months of 1995. Earnings per share for the same periods were $1.52 and $0.96, respectively. The Corporation retained 64% of earnings for the first nine months of 1996.

     Under guidelines issued by banking regulators, the Corporation and its subsidiary banks are required to maintain a minimum Tier 1 risk-based capital ratio of 4% and a minimum total risk-based ratio of 8%. Risk-based capital ratios weight the relative risk factors of all assets and consider the risk associated with off-balance sheet items. The Corporation must also maintain a minimum Tier 1 leverage ratio of 4% as of September 30, 1996. The Corporation's Tier 1 leverage, Tier 1 risk-based and total risk-based ratios were 6.82%, 9.60% and 10.85%, respectively as of September 30, 1996.

     As of September 30, 1996, management is not aware of any current recommendations by banking regulatory authorities which, if they were to be implemented, would have, or would be reasonably likely to have, a material adverse impact on the Corporation's liquidity, capital resources, or operations. A one-time assessment of 65.7 cents per $100 of savings deposits, which constitute 12% of the Corporation's deposits, was passed by congress to recapitalize the Savings Association Insurance Fund (SAIF). This did not have a material impact on the Corporation's financial position or results of operations.


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

Item 1.  Legal Proceedings                       None

Item 2.  Changes in Securities                   None

Item 3.  Defaults Upon Senior Securities         None

Item 4.  Submission of Matters to a vote
          of Security Holders

A special called Meeting of Shareholders was held on August 15, 1996. The following item was approved:

     1) Proposal to amend Pikeville National Corporation's Articles of Incorporation to change Pikeville National Corporation's name to "Community Trust Bancorp, Inc.", effective January 1, 1997.

     The votes of the shareholders on this item was as follows:

            In Favor              Opposed         Abstained
           6,802,539              593,256          53,639

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


                    PIKEVILLE NATIONAL CORPORATION
                                  by




Date:  November 14, 1996           Richard M. Levy
                                   Richard M. Levy
                                   Executive Vice President
                                   Principal Financial Officer