Form 10-K
period 1996-12-31
PIKEVILLE NATIONAL CORP
filed 1997-03-17
CIK 350852

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549
                                      FORM 10-K
(Mark One)
  X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE --- ACT OF 1934 [FEE REQUIRED]
      For the fiscal year ended December 31, 1996

                                          OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES --- EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
      For the transition period from       to



                           Commission file number   0-11129

                            COMMUNITY TRUST BANCORP, INC.
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
                                   (Title of Class)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No
                                               ---     ---
    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ ]
    The aggregate market value of voting stock held by non-affiliates of the registrant as of February 28, 1997 was $250,343,000. The number of shares outstanding of the Registrant's Common Stock as of February 28, 1997 was 9,144,950. For the purpose of the foregoing calculation only, all directors and executive officers of the Registrant have been deemed affiliates.

                         DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the following documents are incorporated by reference into the Form 10-K part indicated

    Document                                          Form 10-K
    --------                                          ---------

(1) Proxy statement for the annual meeting            Part III
      of shareholders to be held April 22, 1997

                                        PART I

ITEM 1.  BUSINESS

    Community Trust Bancorp, Inc. (the "Corporation") is a bank holding company registered with the Board of Governors of the Federal Reserve System pursuant to section 5 (a) of the Bank Holding Company Act of 1956, as amended. The Corporation was incorporated August 12, 1980, under the laws of the Commonwealth of Kentucky for the purpose of becoming a bank holding company. On July 1, 1981, pursuant to a Merger Agreement dated May 30, 1981, the merger of Pikeville National Bank and Trust Company ("PNB") as a subsidiary of the Corporation was consummated, whereby PNB became a wholly-owned subsidiary of the Corporation through an exchange of one share of common stock of PNB for two shares of common stock of the Corporation. Prior to the date the merger became effective, the Corporation conducted no active business operations. Since the merger, the business of the Corporation has been to act as a holding company for affiliate financial institutions. The Corporation currently owns all the capital stock of two commercial banks, one thrift and one trust company, serving small and mid-sized communities in eastern, central and south central Kentucky. The commercial banks are Community Trust Bank, NA, Pikeville and Commercial Bank, West Liberty. The Corporation's thrift is Community Trust Bank, FSB, Campbellsville. The trust company, Trust Company of Kentucky, Ashland, purchased the trust operations of its subsidiary banks and has additional offices in Pikeville, Lexington and Louisville, Kentucky. The trust subsidiary commenced business operations on January 1, 1994. At December 31, 1996, the Corporation had total consolidated assets of $1.8 billion and total consolidated deposits of $1.5 billion, making it one of the larger bank holding companies headquartered in the Commonwealth of Kentucky.

    Effective January 1, 1997, the Corporation changed its name from Pikeville National Corporation to Community Trust Bancorp, Inc., changed the name of its lead bank from Pikeville National Bank and Trust Company to Community Trust Bank, National Association (the "Bank") and merged seven of its other commercial bank subsidiaries into the Bank. As a result of these transactions, the Bank has $1.5 billion in assets and forty-two offices in twelve Kentucky counties. The Corporation's thrift and trust subsidiaries, Community Trust Bank, FSB and Trust Company of Kentucky, remain subsidiaries of the Corporation and will continue to operate as independent entities.

    The Corporation excluded its subsidiary Commercial Bank, West Liberty, Kentucky ("West Liberty") from the merger of its commercial bank subsidiaries into the Bank. The Corporation has entered into a definitive agreement, subject to regulatory approval, to sell West Liberty to Commercial Bancshares, Inc., of West Liberty, Kentucky for cash of $10.2 million. West Liberty has $73 million in assets, constituting 4% of the Corporation's total consolidated assets. Consistent with the Corporation's strategic plan, the funds generated by the sale of West Liberty will provide the Corporation with the opportunity to expand in existing or enter into new markets through either internal expansion or acquisitions.

    On February 2, 1995, the Corporation acquired all outstanding shares of Community Bank of Lexington, Inc., Lexington, Kentucky ("Community Bank") with assets of $61 million. The Corporation issued 366,000 shares of common stock with a market price of $24 per share in the acquisition. The transaction was accounted for as a purchase with $6.3 million of goodwill recognized. The offices of Community Bank became branches of the Bank on March 31, 1995.

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

    On November 3, 1995, the Corporation acquired United Whitley Corporation, Williamsburg, Kentucky ("Williamsburg"), and its subsidiary, Bank of Williamsburg, with assets of $37 million for 172,000 shares of its common stock. The transaction was accounted for as a pooling but without restatement of prior period financial statements due to lack of materiality. Bank of Williamsburg was merged into Farmers National Bank (now merged into the Bank) and United Whitley Corporation was dissolved on the date of acquisition. Through the merger transaction, the Corporation was able to move the bank charter of the merged institution to adjacent Laurel County and now has a branch in London, Kentucky.

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

                                     COMPETITION

    The Corporation's subsidiaries face substantial competition for deposit, credit and trust relationships, as well as other sources of funding in the communities they serve. Competing providers include other national and state banks, thrifts and trust companies, insurance companies, mortgage banking operations, credit unions, finance companies, money market funds and other financial and non-financial companies which may offer products functionally equivalent to those offered by the Corporation's subsidiaries. Many of these providers offer services within and outside the market areas served by the Corporation's subsidiaries. The Corporation's subsidiaries strive to offer competitively priced products along with quality customer service to build banking relationships in the communities they serve.

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

                                      EMPLOYEES

    As of December 31, 1996, the Corporation and its subsidiaries had 792 full-time equivalent employees. Employees are provided with a variety of employee benefits. A retirement plan, employee stock ownership plan, group life, hospitalization, major medical insurance and an annual management incentive compensation plan are available to eligible personnel.

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

    The Bank is a national bank subsidiary subject to federal banking law and to regulation and periodic examinations by the Comptroller of the Currency under the National Bank Act and to the restrictions, including dividend restrictions, thereunder. The Bank is also a member of the Federal Reserve System and is subject to certain restrictions imposed by and to examination and supervision under, the Federal Reserve Act. The Corporation's state bank, West Liberty is subject to similar regulations and supervision by the Kentucky Department of Financial Institutions ("KDFI"). The Corporation's thrift subsidiary, Community Trust Bank, FSB, is regulated and examined by the Office of Thrift Supervision. The trust company subsidiary, Trust Company of Kentucky, is regulated by the Federal Reserve Board and the Office of the Comptroller of the Currency.

    Deposits of the Corporation's subsidiary banks are insured by the Federal Deposit Insurance Corporation Bank Insurance Fund, which subjects the banks to regulation and examination under the provisions of the Federal Deposit Insurance Act. Insofar as the Corporation's thrift subsidiary is concerned, its deposits are insured by the Federal Deposit Insurance Corporation Savings Association Insurance Fund.

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



CONSOLIDATED AVERAGE BALANCE SHEETS AND TAXABLE EQUIVALENT INCOME/EXPENSE AND YIELDS/RATES
------------------------------------------------------------------------------------------

                                                       1996                          1995                            1994
-----------------------------------------------------------------------------------------------------------------------------------
                                          Average               Average  Average               Average   Average            Average
(in thousands)                            Balances    Interest   Rate    Balances   Interest     Rate    Balances  Interest   Rate
-----------------------------------------------------------------------------------------------------------------------------------
EARNING ASSETS
  Loans, net of unearned (1) (2) (3)   $1,215,243   $119,370   9.82% $1,021,637   $101,511     9.94% $  872,045 $ 78,911     9.05%
  Securities
   U. S. Treasuries and agencies          277,641     17,641   6.35     301,263     19,123     6.35     316,552   18,794     5.94
   State & political subdivisions (3)      57,652      4,568   7.92      55,263      4,668     8.45      52,344    4,692     8.96
   Other securities                        72,610      4,655   6.41      78,510      5,011     6.38      73,951    4,370     5.91
  Federal funds sold                        8,490        483   5.69      50,398      3,057     6.07      47,488    1,996     4.20
  Interest bearing deposits                   896         56   6.25       1,469        112     7.62       3,370      207     6.14
-----------------------------------------------------------------------------------------------------------------------------------
  Total earning assets                 $1,632,532   $146,773   8.99% $1,508,540   $133,482     8.86% $1,365,750 $108,970     7.98%
  Less:
   Allowance for loan losses              (17,637)                      (15,336)                        (13,444)
-----------------------------------------------------------------------------------------------------------------------------------
                                        1,614,895                     1,493,204                       1,352,306
NON-EARNING ASSETS
  Cash and due from banks                  54,120                        50,846                          45,173
  Premises and equipment, net              46,460                        43,725                          38,403
  Other assets                             46,534                        43,148                          34,748
-----------------------------------------------------------------------------------------------------------------------------------
Total assets                           $1,762,009                    $1,630,923                      $1,470,630
-----------------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------------

INTEREST BEARING LIABILITIES
  Deposits
   Savings and demand deposits         $  422,158   $ 12,722   3.01% $  386,956   $ 12,166     3.14% $  392,784 $ 11,446     2.91%
   Time deposits                          861,566     47,854   5.55     804,884     44,507     5.53     671,863   28,443     4.23
  Federal funds purchased and securities
   sold under repurchase agreements        25,363      1,258   4.96      25,934      1,435     5.53      30,208    1,234     4.09
  Other short-term borrowings                  17          1   5.88       1,443         78     5.41       2,935       90     3.07
  Advances from Federal Home Loan Bank     90,666      5,356   5.91      71,917      4,506     6.27      68,022    4,132     6.07
  Long-term debt                           22,795      1,901   8.34      27,328      2,300     8.42      26,739    2,025     7.57
-----------------------------------------------------------------------------------------------------------------------------------
  Total interest bearing liabilities   $1,422,565   $ 69,092   4.86% $1,318,462   $ 64,992     4.93% $1,192,551 $ 47,370     3.97%
-----------------------------------------------------------------------------------------------------------------------------------

NONINTEREST BEARING LIABILITIES
  Demand deposits                         184,071                       168,108                         151,897
  Other liabilities                        16,448                        13,573                          10,017
-----------------------------------------------------------------------------------------------------------------------------------
Total liabilities                       1,623,084                     1,500,143                       1,354,465

Shareholders' equity                      138,925                       130,780                         116,165
-----------------------------------------------------------------------------------------------------------------------------------
Total liabilities and
  shareholders' equity                 $1,762,009                    $1,630,923                      $1,470,630
-----------------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------------

Net interest income                                 $ 77,681                      $ 68,490                      $ 61,600
-----------------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------------

Net interest spread                                            4.13%                           3.93%                         4.01%
-----------------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------------

Benefit of interest free funding                               0.63%                           0.61%                         0.50%
-----------------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------------

Net interest margin                                            4.76%                           4.54%                        4.51%
-----------------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------------


(1) Interest includes fees on loans of $4,289, $3,203 and $2,300 in 1996, 1995 and 1994, respectively.
(2) Loan balances include principal balances on nonaccrual loans.
(3) Tax exempt income on securities and loans is reported on a fully taxable equivalent basis using a 35% rate.

NET INTEREST DIFFERENTIAL

    The following table illustrates the approximate effect on net interest differentials of volume and rate changes between 1996 and 1995 and also between 1995 and 1994.



                                                     Total Change        Change Due to     Total Change    Change Due to
                                                     ------------        -------------     ------------    -------------
(in thousands)                                        1996/1995       Volume       Rate     1995/1994    Volume       Rate
----------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME
    Loans                                              $17,859     $19,030     $(1,171)  $  22,600     $14,380    $  8,220
    U. S. Treasury and federal agencies                 (1,482)     (1,482)          0         329        (931)      1,260
    Tax exempt state and political subdivisions           (100)        197        (297)        (24)        255        (279)
    Other securities                                      (356)       (379)         23         641         278         363
    Federal funds sold                                  (2,574)     (2,395)       (179)      1,061         130         931
    Interest bearing deposits                              (56)        (39)        (17)        (95)       (137)         42
---------------------------------------------------------------------------------------------------------------------------
    Total interest income                               13,291      14,932      (1,641)     24,512      13,975      10,537

INTEREST EXPENSE
    Savings and demand deposits                            556       1,075        (519)        720        (171)        891
    Time deposits                                        3,347       3,146         201      16,064       6,309       9,755
    Federal funds purchased and securities
    sold under repurchase agreements                      (177)        (31)       (146)        201        (192)        393
    Other short-term borrowings                            (77)       (119)         42         (12)        (60)         48
    Advances from Federal Home Loan Bank                   850       1,120        (270)        374         241         133
    Long-term debt                                        (399)       (378)        (21)        275          46         229
---------------------------------------------------------------------------------------------------------------------------
    Total interest expense                               4,100       4,813        (713)     17,622       6,173      11,449
---------------------------------------------------------------------------------------------------------------------------

Net interest income                                    $ 9,191     $10,119     $  (928)   $  6,890      $7,802     $  (912)
---------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------


    For purposes of the above table, changes which are not solely due to rate or volume are allocated based on a percentage basis, using the absolute values of rate and volume variance as a basis for percentages. Income is stated at a fully taxable equivalent basis, assuming a 35% tax rate.

INVESTMENT PORTFOLIO

    The maturity distribution and weighted average interest rates of securities at December 31, 1996 is as follows:



                                                   Estimated Maturity at December 31, 1996

                                                                                                               Total     Amortized
                                      Within 1 year    1-5 years         5-10 years      After 10 years     Fair Value      Cost
(in thousands)                        Amount Yield   Amount  Yield    Amount   Yield     Amount  Yield    Amount   Yield   Amount
----------------------------------------------------------------------------------------------------------------------------------
Available-for-sale
  U. S. Treasury                  $ 16,205  6.23%  $ 21,186  6.39%   $      0  0.00%   $      0  0.00%  $ 37,391  6.28%  $ 37,139
  U. S. government agencies
   and corporations                 10,874  6.99    105,501  7.06      10,228  6.60       7,314 10.41    133,917  7.20    134,217
  State and municipal obligations        0  0.00         15  7.57           0  0.00           0  0.00         15  7.57         15
  Other securities                  27,656  5.97      5,561  6.62      11,968  6.44      13,444  6.73     58,629  6.30     59,562
----------------------------------------------------------------------------------------------------------------------------------
Total                             $ 54,735  6.25%  $132,263  6.93%   $ 22,196  6.51%   $ 20,758  8.03%  $229,952  6.82%  $230,933
----------------------------------------------------------------------------------------------------------------------------------


                                                                                                               Total        Fair
                                      Within 1 year    1-5 years         5-10 years      After 10 years   Amortized Cost   Value
(in thousands)                        Amount Yield   Amount  Yield    Amount   Yield     Amount  Yield    Amount   Yield   Amount
----------------------------------------------------------------------------------------------------------------------------------
Held-to-maturity
  U. S. government agencies
   and corporations               $  3,414  4.67%  $ 57,160  5.82%   $ 11,498  4.53%     $    0  0.00%  $ 72,072  5.56%  $ 69,495
  State and municipal obligations    1,241  9.00     20,211  7.28      21,058  7.08      11,581  8.93     54,091  7.59     54,563
  Other securities                       0  0.00     11,570  5.86           0  0.00           0  0.00     11,570  5.86     11,325
----------------------------------------------------------------------------------------------------------------------------------
Total                             $  4,655  5.82%  $ 88,941  6.16%   $ 32,556  6.18%  $  11,581  8.93%  $137,733  6.38%   135,383
----------------------------------------------------------------------------------------------------------------------------------

Total Securities                  $ 59,390  6.22%  $221,204  6.62%   $ 54,752  6.32%   $ 32,339  8.35%  $367,685  6.66%
----------------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------------


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

    Excluding those holdings of the investment portfolio in U.S. Treasury securities and other agencies of the U.S. Government, there were no securities of any one issuer which exceeded 10% of the shareholder's equity of the Corporation at December 31, 1996.

SECURITIES

    The book value of securities available-for-sale and securities held-to-maturity as of December 31, 1996 and 1995 are presented in footnote 4.

The book value of securities at December 31, 1994 is presented below:


(in thousands)                           Available-for-sale   Held-to-maturity
--------------------------------------------------------------------------------

U. S. Treasury and government agencies         $ 34,431           $  87,808
State and political subdivisions                      -              55,509
U. S. agency  mortgage-backed pass
  through certificates                           14,267             176,920
Collateralized mortgage obligations               2,696              35,750
Other debt securities                             5,100               7,559
--------------------------------------------------------------------------------
    Total debt securities                        56,494             363,546
Equity securities                                30,921                   -
--------------------------------------------------------------------------------
                                               $ 87,415           $ 363,546
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

LOAN PORTFOLIO



                                                                  December 31
------------------------------------------------------------------------------------------------------
(in thousands)                             1996         1995         1994         1993         1992
------------------------------------------------------------------------------------------------------
Commercial:
  Secured by real estate               $  270,315   $  258,541   $  235,611   $  210,514   $  221,646
  Other                                   234,793      192,127      183,533      196,296      175,850
------------------------------------------------------------------------------------------------------
   Total commercial                       505,108      450,668      419,144      406,810      397,496
------------------------------------------------------------------------------------------------------

Real estate construction                   79,069       51,539       45,308       34,241       26,058
Real estate mortgage                      411,067      398,288      290,998      274,017      291,318
Consumer                                  310,582      208,662      143,085      128,995      124,569
Equipment lease financing                   3,797        5,911        7,919        9,872       14,130
------------------------------------------------------------------------------------------------------
   Total loans                         $1,309,623   $1,115,068   $  906,454   $  853,935   $  853,661
------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------

Percent of total year-end loans
Commercial:
  Secured by real estate                    20.64%       23.19%       25.99%       24.65%       25.96%
  Other                                     17.93        17.23        20.25        22.99        20.60
------------------------------------------------------------------------------------------------------
   Total commercial                         38.57        40.42        46.24        47.64        46.56

Real estate construction                     6.04         4.62         5.00         4.01         3.05
Real estate mortgage                        31.39        35.72        32.10        32.09        34.13
Consumer                                    23.71        18.71        15.79        15.10        14.60
Equipment lease financing                    0.29         0.53         0.87         1.16         1.66
------------------------------------------------------------------------------------------------------
   Total loans                             100.00%      100.00%      100.00%      100.00%      100.00%
------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------


The total loans above are net of unearned income.

     The following table shows the amounts of loans (excluding residential mortgages of 1-4 family residences, consumer loans and lease financing) which, based on the remaining scheduled repayments of principal are due in the periods indicated. Also, the amounts are classified according to sensitivity to changes in interest rates (fixed, variable).



                                                   Maturity at December 31, 1996
-----------------------------------------------------------------------------------------
                                                     After one
                                           Within   but within      After
(in thousands)                           one year   five years   five years        Total
-----------------------------------------------------------------------------------------
Commercial, financial and agricultural   $138,073     $164,337     $202,698     $505,108
Real estate- construction                  24,097       28,664       26,308       79,069
-----------------------------------------------------------------------------------------
                                         $162,170     $193,001     $229,006     $584,177
-----------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------

Rate sensitivity
Predetermined rate                       $ 38,819     $ 59,547     $ 47,059     $145,425
Adjustable rate                           123,351      133,454      181,947      438,752
-----------------------------------------------------------------------------------------
                                         $162,170     $193,001     $229,006     $584,177
-----------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------


NONPERFORMING ASSETS

                                                                   December 31
------------------------------------------------------------------------------------------------------
(in thousands)                              1996         1995         1994         1993         1992
------------------------------------------------------------------------------------------------------
Nonaccrual loans                          $10,156      $ 9,433      $ 8,829      $11,186      $ 5,417
Restructured loans                            630          918            -            -        4,022
90 days or past due and still accruing
 interest                                   5,800        3,947        3,401        3,637        4,875
------------------------------------------------------------------------------------------------------
  Total nonperforming loans                16,586       14,298       12,230       14,823       14,314

Foreclosed properties                       1,059        1,927        4,320        3,635        7,061
------------------------------------------------------------------------------------------------------
  Total nonperforming assets              $17,645      $16,225      $16,550      $18,458      $21,375
------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------

Nonperforming assets to total loans
  plus foreclosed properties                 1.35%        1.45%        1.83%        2.18%        2.51%
Allowance to nonperforming loans           113.50       112.47       106.12        90.04        95.96


Nonaccrual, past due and restructured loans


                                                      As a % of                 As a % of                  As a % of
                                                        loan                       loan     Accruing loans    loan
                                        Nonaccrual    balances    Restructured   balances     past due 90   balances
(in thousands)                             loans     by category      loans     by category  days or more  by category   Balances
---------------------------------------------------------------------------------------------------------------------------------
December 31, 1996
Commercial loans-real estate secured      $ 4,817         1.78%     $   409         0.15%     $ 1,266         0.47%  $  270,315
Commercial loans- other                     3,217         1.35          221         0.09        1,398         0.59      238,590
Consumer loans- real estate secured         1,690         0.34            -            -        2,225         0.45      490,136
Consumer loans- other                         432         0.14            -            -          911         0.29      310,582
--------------------------------------------------------------------------------------------------------------------------------
   Total                                  $10,156         0.78%     $   630         0.05%     $ 5,800         0.44%  $1,309,623
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------

December 31, 1995
Commercial loans- real estate secured      $3,264         1.26%      $  918         0.36%      $1,428         0.55%  $  258,541
Commercial loans- other                     3,048         1.54%           -            -          237         0.12      198,038
Consumer loans- real estate secured         2,873         0.64%           -            -        1,335         0.30      449,827
Consumer loans- other                         248         0.12%           -            -          947         0.45      208,662
--------------------------------------------------------------------------------------------------------------------------------
   Total                                   $9,433         0.85%      $  918         0.08%      $3,947         0.35%  $1,115,068
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------


    The allowance for loan losses balance is maintained by management at a level considered adequate to cover anticipated losses that are based on past loss experience, general economic conditions, information about specific borrower situations including their financial position and collateral values, and other factors and estimates which are subject to change over time.

    In 1996, gross interest income that would have been recorded on nonaccrual loans had the loans been current in accordance with their original terms amounted to $1.1 million. Interest income actually recorded and included in net income for the period was $0.3 million, leaving $0.8 million of interest income not recognized during the period.

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

Foreign Outstandings

    None

Loan Concentrations

    The Corporation has no concentration of loans exceeding 10% of total loans which is not otherwise disclosed at December 31, 1996.

Other Interest-Bearing Assets

    The Corporation has no other interest-bearing assets that would be required to be disclosed under Item III.C.1 or 2, if such assets were loans, other than $0.3 million held as other real estate owned, included above in foreclosed properties.


ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES

(in thousands)                                            1996         1995         1994         1993         1992
---------------------------------------------------------------------------------------------------------------------
Allowance for loan losses, beginning of year           $  16,082    $  12,978    $  13,346    $  13,736    $  11,530
 Loans charged off:
  Commercial, secured by real estate                         378        1,278        1,442        1,538        1,831
  Commercial, other                                        1,136        1,646        3,902        2,140        2,210
  Real Estate Mortgage                                       880          514          407          598        1,005
  Consumer loans                                           4,594        2,594        1,786        1,606        1,377
---------------------------------------------------------------------------------------------------------------------
   Total charge-offs                                       6,988        6,032        7,537        5,882        6,423

 Recoveries of loans previously charged off:
  Commercial, secured by real estate                         174          159           12          147          152
  Commercial, other                                          609          331          395          333          503
  Real Estate Mortgage                                       312           44           66           58          135
  Consumer loans                                           1,351          740          630          512          528
---------------------------------------------------------------------------------------------------------------------
   Total recoveries                                        2,446        1,274        1,103        1,050        1,318

 Net charge-offs:
  Commercial, secured by real estate                         204        1,119        1,430        1,391        1,679
  Commercial, other                                          527        1,315        3,507        1,807        1,707
  Real Estate Mortgage                                       568          470          341          540          870
  Consumer loans                                           3,243        1,854        1,156        1,094          849
---------------------------------------------------------------------------------------------------------------------
   Total net charge-offs                                   4,542        4,758        6,434        4,832        5,105

 Allowance of acquired banks                                   0        2,004            0            0            0
 Provisions charged against operations                     7,285        5,858        6,066        4,442        7,311
---------------------------------------------------------------------------------------------------------------------

Balance, end of year                                   $  18,825    $  16,082    $  12,978    $  13,346    $  13,736
---------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------

Allocation of allowance, end of year
  Commercial, secured by real estate                    $  3,305     $  3,095     $  3,649     $  2,650     $  2,812
  Commercial, other                                        2,870        2,300        2,349        1,921        2,130
  Real Estate Construction                                   152          135           93           57          186
  Real Estate Mortgage                                       790        1,044          905        1,659        1,945
  Consumer                                                 2,248        1,574        1,291        1,271        1,475
  Equipment lease financing                                   46           71          108           91          147
  Unallocated                                              9,414        7,863        4,583        5,697        5,041
---------------------------------------------------------------------------------------------------------------------
Balance, end of year                                   $  18,825    $  16,082    $  12,978    $  13,346    $  13,736
---------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------

Average loans outstanding, net of
  unearned interest                                 $  1,215,243 $  1,021,637   $  872,045   $  849,202   $  857,532

Loans outstanding at end of year, net of
  unearned interest                                 $  1,309,623 $  1,115,068   $  906,454   $  853,935   $  853,661

Net charge-offs to average loan type
  Commercial, secured by real estate                        0.08%        0.39%        0.60%        0.59%        0.95%
  Commercial, other                                         0.24%        0.66%        0.94%        0.96%        0.80%
  Real Estate Mortgage                                      0.12%        0.13%        0.13%        0.18%        0.41%
  Consumer loans                                            1.27%        1.02%        0.78%        0.62%        0.57%
   Total                                                    0.37%        0.47%        0.74%        0.57%        0.60%
Other ratios
  Allowance to net loans, end of year                       1.44%        1.44%        1.43%        1.56%        1.61%
  Provision for loan losses to average loans                0.60%        0.57%        0.70%        0.82%        0.84%

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

AVERAGE DEPOSITS AND OTHER BORROWED FUNDS

(in thousands)                             1996           1995          1994
-------------------------------------------------------------------------------

DEPOSITS:
  Non-interest bearing deposits        $  184,071     $  168,108    $  151,897
  NOW accounts                            170,410        151,781       132,270
  Money market deposits                    94,653         82,733        76,053
  Savings                                 157,094        152,442       184,461
  Certificates of deposit > $100,000      265,005        242,081       174,532
  Certificates of deposit < $100,000
   and other time deposits                596,560        562,803       497,331
-------------------------------------------------------------------------------
    Total Deposits                      1,467,793      1,359,948     1,216,544

OTHER BORROWED FUNDS:
  Federal funds purchased
   and securities sold under
   repurchase agreements                   25,363         25,934        30,208
  Other short-term borrowings                  17          1,443         2,935
  Advances from Federal Home
   Loan Bank                               90,666         71,917        68,022
  Long-term debt                           22,795         27,328        26,739
-------------------------------------------------------------------------------
    Total Other Borrowed Funds            138,841        126,622       127,904
-------------------------------------------------------------------------------
   Total Deposits and Other
    Borrowed Funds                     $1,606,634     $1,486,570    $1,344,448
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

Maturities of time deposits of $100,000 or more outstanding at December 31, 1996 are summarized as follows:

                                     Certificates         Time
(in thousands)                        of Deposit        Deposits       Total
-------------------------------------------------------------------------------

3 months or less                       $   70,360       $      0    $   70,360
Over 3 through 6 months                    65,493          4,796        70,289
Over 6 through 12 months                   66,390              0        66,390
Over 12 through 60 months                  54,451              0        54,451
Over 60 months                              4,906              0         4,906
-------------------------------------------------------------------------------
                                       $  261,600       $  4,796    $  266,396
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

SHORT-TERM BORROWINGS

    The Corporation did not have any category of short-term borrowings for which the average balance outstanding during the reported periods was 30% or more of shareholders' equity at the end of the reported periods.

ITEM 2. PROPERTIES

    The Corporation's and Community Trust Bank, NA's main offices are located at 208 North Mayo Trail, Pikeville, Kentucky, 41501 which is owned by Community Trust Bank, NA ("CTB, NA").

    CTB, NA is divided into twelve regions: Pike County, Floyd County, Knott County, Fayette County, Letcher County, Montgomery County, Whitley County, Laurel County, Fleming County, Boyd County, Woodford County, and Bell County.

    CTB, NA presently has nine branch offices in the Pike County Region, one branch office in the Floyd County Region, and one branch office in the Knott County Region in addition to its main office. All of these branches including the main office are doing business as Pikeville National Bank and Trust Company. CTB, NA owns six of these branch banking offices and leases the remaining five branch offices.

    The Fayette County Region has four branch offices. Two of these branches are in-store branches which are located in Winn Dixie supermarkets. CTB, NA owns one branch office and leases the other three branch offices.

    The Letcher County Region currently has five branch offices. CTB, NA owns three of these branch offices and leases two branch offices, one of which is leased under an obligation accounted for as a capital lease. There is also a branch under construction in the Letcher County Region.

    The Montgomery County Region has three branch offices, one of which is an in-store branch located in a Wal-Mart superstore. CTB, NA owns two of the branch offices and leases the in-store site, the land for its ATM site and the land adjacent to one of its branch offices for parking and a drive up window.

    The Whitley County Region has two branch offices which are both owned by CTB, NA.

    The Laurel County Region has one branch office which is leased by CTB, NA.

    The Fleming County Region has four branch offices. CTB, NA owns all of these branch offices and also owns real property located in this Region which is leased to outside parties.

    The Boyd County Region has five branch offices. CTB, NA owns three of these branch offices and leases the remaining two. In the Boyd County Region there are also two other properties which are leased, the 16th Street Properties which is sub-leased, and the Old Meade Station Branch property from which CTB, NA also receives tenant income. In addition to these two properties, CTB, NA receives income from office space leased to tenants which is located in one of the branch offices as well as The Arcade which adjoins the same branch office. Of the office space in The Arcade a portion is used for Bank premises.

    The Woodford County Region has two branch locations. CTB, NA owns one of these branch offices and leases one branch office.

    The Bell County Region has four branch locations. Of the four branch offices, three are owned and one is leased by CTB, NA.

    West Liberty owns its only banking premises at 550 Main Street, West Liberty, Kentucky, 41472. West Liberty also owns land which is rented without lease agreements.

    Community Trust Bank, FSB's main office is located at 1218 East Broadway, Campbellsville, Kentucky, 42718. It has a branch office in each of the following locations: Campbellsville, Columbia, Greensburg, Somerset (2), Lebanon and Jamestown, Kentucky. Community Trust Bank, FSB, owns all of its locations with the exception of the Lending Annex located next to the main office and its supermarket branches located in Somerset and Lebanon. The building which is used by the Community Trust Bank, FSB Somerset Branch contains additional office space which is leased to outside parties.

    Trust Company of Kentucky's main office is located at 1544 Winchester Avenue, Ashland, Kentucky, 41101, in space leased from CTB, NA. It also has leased offices in CTB, NA's main office, Community Trust Bank, FSB's main office and in Lexington, Kentucky.

    See notes 7 and 13 to the consolidated financial statements included herein for the year ended December 31, 1996 for additional information relating to commitments and amounts invested in premises and equipment. The Corporation has $300,500 of investments in real property, all in other real estate.

ITEM 3.  LEGAL PROCEEDINGS

    The Corporation's banking subsidiaries and certain officers are named defendants in legal actions arising from normal business activities. Management, after consultation with legal counsel, believes these actions are without merit or that the ultimate liability, if any, resulting from them will not materially affect the Corporation's consolidated financial position.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    There were no matters submitted to a vote of security holders, through solicitation of proxies or otherwise, during the fourth quarter of 1996.


                         EXECUTIVE OFFICERS OF THE REGISTRANT

    Set forth below are the executive officers of the Corporation, their positions with the Corporation and the year in which they first became an executive officer or director.


                        POSITIONS AND                 DATE FIRST
                        OFFICES                       BECAME DIRECTOR     PRESENT
                        CURRENTLY                     OR EXECUTIVE        PRINCIPAL
NAME AND AGE (1)        HELD                          OFFICER             OCCUPATION
----------------        ----                          -------             -----------
Burlin Coleman; 67      Chairman of                   1980                Chairman
                        Board, President                                  of Board
                        CEO & Director                                    President & CEO

Brandt Mullins; 69      Vice Chairman                 1980                Vice
                        of Board & Director                               Chairman

Jean R. Hale; 50        Executive Vice                1992 (2)            President &
                        President,                                        CEO of CTB, NA
                        Secretary &
                        Director

Richard M. Levy; 38     Executive Vice                1995 (3)            Executive Vice
                        President, CFO                                    President, CFO
                        & Treasurer                                       & Treasurer

Ralph Weickel, 39       Executive Vice                1995 (4)            Executive Vice
                        President, Sales & Marketing                      President, Sales & Marketing

Ronald M. Holt; 49      Executive Vice                1996 (5)            President and CEO
                        President, Trust                                  of Trust Company
                                                                          of Kentucky

Mark Gooch; 38          Executive Vice                1997 (6)            Executive Vice
                        President , Operations                            President , Operations

John Shropshire, 48     Executive Vice                1997 (7)            Executive Vice
                        President & Senior Lender                         President & Senior Lender


(1) The ages listed for the Corporation's executive officers are as of February 28, 1997.

(2) Prior to becoming an executive officer, Ms. Hale served as Vice President of the Corporation and as an executive officer of PNB since 1988.

(3) Mr. Levy served as Senior Vice President and Controller of Bank of America Texas, N.A. prior to joining the Corporation.

(4) Mr. Weickel served as Vice President of the Corporation prior to becoming an executive officer. Mr. Weickel served as Vice President, Manager of Investments, for Boatmen's National Bank of Des Moines, NA, prior to joining the Corporation in 1993.

(5) Mr. Holt served as Executive Vice President and Trust Manager of Bank One Kentucky Corporation prior to joining the Corporation.

(6) Mr. Gooch served as President and Chief Executive Officer of First Security Bank & Trust Co., Whitesburg, Kentucky, an affiliate of the Corporation prior to becoming an executive officer.

(7) Mr. Shropshire served as President and Chief Executive Officer of Farmers-Deposit Bank, Flemingsburg, Kentucky, an affiliate of the Corporation prior to becoming an executive officer.

                                       PART II


ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

    The Corporation's common stock is listed on the NASDAQ National Market System under the symbol CTBI. Robinson Humphrey Co., Inc., Atlanta, Georgia; Morgan, Keegan and Company, Memphis, Tennessee; J.J.B. Hilliard, W.L. Lyons, Inc., Louisville, Kentucky; Bear, Stearns & Co., Inc., New York, New York; Herzog, Heine, Geduld, Inc., New York, New York; and J.C. Bradford & Co., Louisville, Kentucky are primary market makers.

QUARTERLY FINANCIAL DATA

(in thousands except per share amounts)
Three Months Ended                              December 31   September 30        June 30       March 31
----------------------------------------------------------------------------------------------------------
1996
Net interest income                                $ 19,945       $ 19,123       $ 18,537       $ 17,750
Net interest income, taxable equivalent basis        20,490         19,703         19,142         18,346
Provision for loan losses                             2,108          2,003          1,686          1,488
Noninterest income                                    3,822          3,696          3,662          3,259
Noninterest expense                                  14,427         13,700         13,639         13,477
Net income                                            4,949          4,906          4,737          4,203

Per common share:
Net income, primary                                $   0.54        $  0.54        $  0.52        $  0.46
Net income, fully diluted                              0.54           0.54           0.52           0.46
Dividends declared                                     0.20           0.18           0.18           0.18

Common stock price:
High                                                $ 26.00        $ 23.75        $ 23.75        $ 22.00
Low                                                   20.25          20.75          20.00          18.50
Last trade                                            24.50          22.25          21.75          22.00

Selected ratios:
Return on average assets, annualized                  1.10%          1.09%          1.09%          0.98%
Return on average common equity, annualized          13.69%         13.92%         13.98%         12.42%
Net interest margin, annualized                       4.89%          4.73%          4.78%          4.62%

1995
Net interest income                                $ 17,437       $ 16,894       $ 16,134       $ 15,569
Net interest income, taxable equivalent basis        18,051         17,620         16,721         16,098
Provision for loan losses                             1,850          1,615          1,322          1,071
Noninterest income                                    3,342          2,412          2,696          2,666
Noninterest expense                                  15,869         13,755         13,070         13,177
Net income                                            2,266          2,734          2,840          2,973

Per common share:
Net income, primary                                 $  0.25        $  0.30        $  0.32       $   0.34
Net income, fully diluted                              0.25           0.30           0.32           0.34
Dividends declared                                     0.18           0.16           0.16           0.16

Common stock price:
High                                                $ 21.50        $ 23.00        $ 23.50        $ 25.25
Low                                                   19.00          19.50          19.50          22.50
Last trade                                            19.25          20.25          20.75          22.50

Selected ratios:
Return on average assets, annualized                  0.53%          0.65%          0.72%          0.77%
Return on average common equity, annualized           6.96%          8.39%          8.78%          9.56%
Net interest margin, annualized                       4.57%          4.47%          4.57%          4.52%


    There were approximately 3,200 holders of outstanding common shares of the Corporation at February 28, 1997.

DIVIDENDS

    The annual dividend was increased from $0.66 per share to $0.74 per share during 1996. The Corporation has adopted a conservative policy of cash dividends with periodic stock dividends. Dividends are typically paid on a quarterly basis. Future dividends are subject to the discretion of the Corporation's Board of Directors, cash needs, general business conditions, dividends from the subsidiaries and applicable governmental regulations and policies. For information concerning restrictions on dividends from subsidiary banks to the Corporation, see Note 18 to the consolidated financial statements included herein for the year ended December 31, 1996.

ITEM 6.  SELECTED FINANCIAL DATA

Selected Financial Data 1992-1996
---------------------------------
(in thousands except per share amounts)
Year Ended December 31                               1996           1995           1994           1993           1992
------------------------------------------------------------------------------------------------------------------------
Interest income                                $    144,447   $    131,026   $    106,560   $    104,929   $    109,946
Interest expense                                     69,092         64,992         47,370         46,616         53,746
------------------------------------------------------------------------------------------------------------------------
    Net interest income                              75,355         66,034         59,190         58,313         56,200
Provision for loan losses                             7,285          5,858          6,066          4,442          7,311
Noninterest income                                   14,439         11,116          9,653         12,069         11,427
Noninterest expense                                  55,243         55,871         52,287         45,571         42,140
------------------------------------------------------------------------------------------------------------------------
    Income before income taxes                       27,266         15,421         10,490         20,369         18,176
Income taxes                                          8,471          4,608          2,278          5,533          5,072
------------------------------------------------------------------------------------------------------------------------
    Net income                                 $     18,795   $     10,813   $      8,212   $     14,836   $     13,104
------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------

Per common share:
Earnings per share                             $      2.06    $      1.21    $      0.95    $      1.80    $      1.63
Cash Dividends Declared -                             0.74           0.66           0.61           0.55           0.51
    As a percentage of net income                    35.92%         54.55%         64.21%         30.56%         31.29%
Book value, end of year                              15.86          14.66          13.57          13.44          12.08
Market price, end of year                            24.50          19.25          26.25          29.33          21.00
Market value to book value, end of year               1.54x          1.31x          1.93x          2.18x          1.74x
Price/earnings ratio, end of year                     11.9x          15.9x          27.6x          16.5x          13.1x
Cash dividend yield, end of year                      3.27%          3.74%          2.44%          2.05%          2.54%

At year end:
Total assets                                   $  1,815,660   $  1,730,170   $  1,499,434   $  1,464,039   $  1,390,910
Long-term debt                                       19,136         27,873         24,944         35,277         36,340
Shareholders' equity                                144,754        133,795        116,636        107,371         96,406

Averages:
Assets                                         $  1,762,009   $  1,630,922   $  1,470,630   $  1,415,441   $  1,354,655
Deposits                                          1,467,794      1,359,947      1,216,544      1,181,347      1,173,305
Earning assets                                    1,632,532      1,508,539      1,365,750      1,313,064      1,253,475
Loans                                             1,215,243      1,021,637        872,045        849,202        857,532
Shareholders' equity                                138,925        130,780        116,165        102,445         90,594

Profitability ratios:
Return on average assets                              1.07%          0.66%          0.56%          1.05%          0.97%
Return on average common equity                      13.53%          8.27%          7.07%         14.48%         14.46%

Capital ratios:
Equity to assets, end of year                         7.97%          7.73%          7.78%          7.33%          6.93%
Average equity to average assets                      7.88%          8.02%          7.90%          7.24%          6.69%
Risk-based capital ratios
Leverage ratio                                        7.05%          6.44%          7.19%          6.36%          5.89%
Tier I Capital                                        9.71%         10.24%         11.08%         10.10%          9.34%
Total Capital                                        10.96%         11.51%         12.33%         12.23%         11.53%

Other significant ratios:
Allowance to net loans, end of year                   1.44%          1.44%          1.43%          1.58%          1.63%
Allowance to nonperforming loans, end of year       113.50%        119.99%        106.12%         90.04%         95.96%
Nonperforming assets to loans and
    foreclosed properties, end of year                1.35%          1.37%          1.83%          2.18%          2.51%
Net interest margin                                   4.76%          4.54%          4.51%          4.60%          4.68%

Other statistics:
Average common shares outstanding                     9,138          8,960          8,601          8,246          8,024
Number of full-time equivalent employees,
    end of year                                         792            757            655            699            675


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    Community Trust Bancorp, Inc. ("the Corporation") reported record earnings of $18.8 million for 1996, an increase of 74% over the $10.8 million for 1995 and an increase of 129% over the $8.2 million for 1994. Earnings per share for 1996 increased to $2.06 per share, compared to $1.21 for 1995 and $0.95 for 1994.

    Earnings for 1996 reflected increases in net interest income and noninterest income and decreases in noninterest expense. The Corporation's return on average assets for 1996 increased to 1.07% from 0.56% and 0.66% in 1994 and 1995, respectively, and the return on average equity for 1996 increased to 13.53% as compared to 7.07% and 8.27% for 1994 and 1995, respectively.

    Total assets as of December 31, 1996 were $1.82 billion, an increase of 5.2% as compared to total assets of $1.73 billion as of December 31, 1995.
Total loans as of December 31, 1996 were $1.31 billion compared to $1.12 billion as of December 31, 1995, an increase of 17.0%. Total deposits increased marginally from $1.47 billion at December 31, 1995 to $1.48 billion at December 31, 1996.

    Effective January 1, 1997, the Corporation changed its name from Pikeville National Corporation to Community Trust Bancorp, Inc., changed the name of its lead bank from Pikeville National Bank and Trust Company to Community Trust Bank, National Association (the "Bank") and merged seven of its other commercial bank subsidiaries into the Bank. As a result of these transactions, the Bank has $1.5 billion in assets and forty-two offices in twelve Kentucky counties. The Corporation's thrift and trust subsidiaries, Community Trust Bank, FSB and Trust Company of Kentucky, remain subsidiaries of the Corporation and will continue to operate as independent entities.

    The Corporation excluded its subsidiary Commercial Bank, West Liberty, Kentucky ("West Liberty") from the merger of its commercial bank subsidiaries into the Bank. The Corporation has entered into a definitive agreement, subject to regulatory approval, to sell West Liberty to Commercial Bancshares, Inc., of West Liberty, Kentucky for cash of $10.2 million. West Liberty has $73 million in assets, constituting 4% of the Corporation's total consolidated assets. Consistent with the Corporation's strategic plan, the funds generated by the sale of West Liberty will provide the Corporation with the opportunity to expand in existing or enter into new markets through either internal expansion or acquisitions.

    After fourteen years of service, including as President and CEO from January 1, 1995 Terry Coleman resigned effective November 1, 1996 to pursue other interests. Burlin Coleman, the CEO from 1979 through 1994 and current chairman, came out of retirement to take over as President and CEO. The Corporation intends to continue the direction undertaken during Terry Coleman's tenure and does not expect his departure to have significant adverse consequences on the Corporation.

    The Corporation reached a settlement in a dispute with a former software vendor in January 1997. The settlement will increase 1997 earnings by $3.2 million, net of tax and will be reported as an extraordinary item in the 1997 consolidated financial statements.


ACQUISITIONS

    While no acquisitions were completed in 1996, the Corporation acquired all of the outstanding stock of four Kentucky banks during 1995, giving the Corporation additional economies of scale and new markets in which to deliver its existing products.

    On February 2, 1995, the Corporation acquired Community Bank of Lexington, Inc., Lexington, Kentucky ("Community Bank"), which had assets of $61 million. The Corporation issued 366,000 shares of common stock with a market price of $24 per share to fund the acquisition. The transaction was accounted for as a purchase, with $6.3 million of goodwill recognized. The offices of Community Bank became branches of the Bank on March 31, 1995. While the Corporation had already been active in lending in the Lexington-Fayette County market through its loan production office, this acquisition has given the Corporation offices in which to provide deposit products and other financial services in one of Kentucky's fastest growing markets.

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

    On June 30, 1995, the Corporation acquired Commercial Bank, Middlesboro, Kentucky ("Middlesboro"), which had assets of $99 million for $14.4 million in cash. The transaction was accounted for as a purchase, and goodwill of $4.3 million was recognized. The Corporation borrowed $13.5 million to fund the acquisition. Middlesboro is located on the Kentucky-Virginia-Tennessee border and is a growing market with a thriving tourism industry.

    On November 3, 1995, the Corporation acquired United Whitley Corporation, Williamsburg, Kentucky ("Williamsburg"), and its subsidiary, Bank of Williamsburg, which had assets of $37 million, for 172,000 shares of its common stock. The transaction was accounted for as a pooling, but without restatement of prior period financial information, due to lack of materiality. Bank of Williamsburg was merged into Farmers National Bank, Williamsburg, Kentucky, already owned by the Corporation on the date of acquisition. Through the acquisition, the Corporation increased the deposit base of an existing affiliate substantially while increasing its operating costs only marginally. Through the merger transaction, the Corporation was able to move the bank charter of the merged institution to adjacent Laurel County and now has a branch in London, Kentucky, which is among the fastest growing areas in Kentucky.

RESULTS OF OPERATIONS

1996 Compared to 1995

    Net income for 1996 was $18.8 million compared to $10.8 million for 1995. Earnings per share for 1996 was $2.06 per share compared to $1.21 per share for 1995. All information has been restated due to the acquisition of Woodford Bancorp, Inc., on May 31, 1995, which was accounted for as a pooling-of-interests.

    Net interest income for 1996 increased 14.2% as compared to 1995, rising from $66.0 million in 1995 to $75.4 million in 1996. Noninterest income increased 29.7% from $11.1 million in 1995 to $14.4 million in 1996 while noninterest expense decreased 1.3% from $55.9 million in 1995 to $55.2 million in 1996.

    Return on average assets increased from 0.66% in 1995 to 1.07% in 1996 and return on average equity increased from 8.27% in 1994 to 13.53% in 1996.

Net interest income

    Net interest income increased 14.2% from 1995 to 1996 and was a major contributing factor to the Corporation's increase in net income. Net interest income increased from $66.0 million in 1995 to $75.4 million in 1996. The increase was primarily due to the increase in average earning assets and the increase in loans as a percentage of total assets which allowed the Corporation to increase its yield on average earning assets while its cost of interest bearing funds declined slightly.

    The Corporation's average earning assets increased from $1.51 billion in 1995 to $1.63 billion in 1996. Average interest bearing liabilities also increased during the period, from $1.32 billion in 1995 to $1.42 billion in 1996. Average interest bearing liabilities as a percentage of average earning assets remained fairly stable, going from 87.4% in 1995 to 87.1% in 1996.

    The taxable equivalent yield on average interest earning assets increased from 8.86% in 1995 to 8.99% in 1996. The cost of average interest bearing liabilities declined from 4.93% to 4.86% during the same period. As a result of the thirteen basis point increase in yield on average earning assets and the seven basis point reduction in cost of interest bearing funds, the net interest margin increased from 4.54% in 1995 to 4.76% in 1996.

    The Corporation was able to increase its yield on average earning assets through investing more of its assets in loans, its highest yielding asset.
Loans accounted for 71.1% of total assets as of December 31, 1996 compared to 63.5% as of December 31, 1995. Most of the loan growth came from consumer loans generated from the indirect consumer lending program, which began late in 1995. As of the end of 1996, the Corporation's indirect consumer loan portfolio exceeded $100 million.

    The Corporation was also able to reduce the cost of interest bearing liabilities during the year. This was achieved by implementation of strict adherence to deposit pricing standards, which enabled the Corporation to reduce the cost of savings and NOW accounts by thirteen basis points while the cost of time deposits increased by only two basis points. By more closely managing its borrowings, the company was also able to reduce its borrowing cost on Federal Home Loan Bank advances by thirty-six basis points.

Provision for loan losses

    The provision for loan losses increased from $5.9 million in 1995 to $7.3 million in 1996. Average loans were significantly higher in 1996 increasing 19.6% from $1.02 billion in 1995 to $1.22 billion in 1996.

    Charge-offs, net of recoveries, as a percentage of average loans outstanding declined from 0.47% in 1995 to 0.37% in 1996 as outstanding loans increased, but net charge-offs increased by a proportionately less amount. The allowance for loan losses increased significantly, rising from $16.1 million at December 31, 1995 to $18.8 million at December 31, 1996. The increase in the reserve is due to provision in excess of loan charge-offs to increase the reserve proportionally to the increase in loans outstanding. The Corporation does not believe there are currently any trends, events or uncertainties that are reasonably likely to have a material effect on the volume of its non-performing loans.

Noninterest income

    Noninterest income increased 29.7% from $11.1 million in 1995 to $14.4 million in 1996. Service charges on deposit accounts was the largest component of noninterest income and increased from $5.2 million in 1995 to $6.3 million in 1996 as the Corporation introduced new policies which reduced the amount of fees that were waived. Trust income increased from $1.3 million in 1995 to $1.6 million in 1996 as the trust assets managed increased during the year. Gains on sale of residential mortgage loans increased from $462 thousand to $1.7 million as increased loan demand enabled the Company to sell larger volume of loans. Other noninterest income increased from $4.1 million in 1995 to $4.7 million in 1996. The largest component of other noninterest income was insurance commissions, which increased 22.2% from $1.1 million in 1995 to $1.6 million in 1996, mainly due to increases in loans. Loans accounted for 71.1% of total assets at December 31, 1996 compared to 63.5% of total assets at December 31, 1995. Securities gains and losses were not a factor in the increase as the Corporation incurred net securities gains of $88 thousand in 1996 and $12 thousand in 1995.

Noninterest expense

    Noninterest expense decreased from $55.9 million in 1995 to $55.2 million in 1996. Salaries and employee benefits increased from $24.6 million in 1995 to $28.2 million in 1996 as the number of full-time equivalent employees increased due to acquisitions of new banks and opening of new branches. Occupancy expense increased marginally from $3.9 million in 1995 to $4.0 million in 1996, and equipment costs remained level at $3.7 million for both 1995 and 1996. Data processing costs declined from $2.8 million in 1995 to $2.6 million in 1996 and stationery and printing costs decined from $1.9 million in 1995 to $1.7 million in 1996. Taxes other than payroll, property and income, which consists mainly of Kentucky Franchise taxes on the equity of the affiliate banks, increased slightly from $2.0 million in 1995 to $2.1 million in 1996. FDIC Insurance declined from $3.0 million to $113 thousand as the FDIC reduced premium rates to "well-capitalized" institutions, of which all of the Corporation's affiliates qualify. Other noninterest expense declined from $13.9 million in 1995 to $12.8 million in 1996, consistent with the Corporation's cost containment measures introduced late in 1995.

1995 Compared to 1994

    Net income for 1995 was $10.8 million compared to $8.2 million for 1994. Earnings per share for 1995 was $1.21 per share compared to $0.95 for 1994.

    Net interest income rose from $59.2 million in 1994 to $66.0 million in 1995. The increase in net interest income was due to a higher level of average earning assets and rising interest rates during 1995. The yield on interest earning assets and the cost of interest bearing liabilities both increased during 1995 as compared to 1994. The taxable equivalent yield on average interest earning assets increased from 7.98% in 1994 to 8.86% in 1995. The cost of average interest bearing liabilities increased from 3.97% to 4.93% during the same period. As a result of this the net interest margin increased from 4.51% in 1994 to 4.54% in 1995.

    Noninterest income increased 15.2% from $9.7 million in 1994 to $11.1 million in 1995. Service charges on deposit accounts, the largest component, increased from $4.7 million in 1994 to $5.2 million in 1995. During the same period, other noninterest income increased from $2.7 million to $4.1 million and trust income decreased from $1.6 million to $1.3 million. Net gains from the sale of residential mortgage loans decreased from $784 thousand in 1994 to $462 thousand in 1995, due to the rising interest rates in effect during 1995. Securities gains and losses were minimal in both periods, as the Corporation incurred net securities losses of $45 thousand in 1994 and net securities gains of $12 thousand in 1995.

    Noninterest expense increased from $52.3 million in 1994 to $55.9 million in 1994. Except for two unusual items which decreased significantly, all other categories increased as would be expected in a period of acqusitions. The increases in assets, employees and operational facilities from the 1995 acquisitions all contributed to across the board increases in noninterest expenses. Salaries and benefits increased from $23.0 million in 1994 to $24.6 million in 1995, occupancy expense increased from $3.3 million to $3.9 million, data processing increased from $2.1 million to $2.8 million, stationery & printing costs increased from $1.5 million to $1.9 million and other taxes increased from $1.7 million to $2.0 million while other noninterest expense items increased from $11.1 million in 1994 to $13.9 million in 1995. The two items which decreased significantly were losses associated with mortgage-backed derivative securities and restructuring and reengineering costs.

    Mortgage-backed derivatives had been purchased for certain trust accounts administered by the Corporation's affiliates. While these securities are guaranteed by either the Federal Home Loan Mortgage or the Federal National Mortgage Association, and therefore, pose very little, if any credit risk, they exhibited an excessive volatility which led to a significant decline in their market value in 1994 which represented the difference between the book value carried in the customer accounts and the actual market value. The Corporation purchased the securities from the trust accounts during 1994 and because of the government guarantees, management expects to collect the full face value over time. The securities are carried at market value as available-for-sale and currently no default on payments or additional market value declines have been suffered to date.

    During the latter part of 1993 and continuing through 1994, the Corporation intensively examined ways to improve its performance through restructuring its operations and reengineering its work flow processes. As a result of this, the Corporation downsized its workforce by approximately 9% of total employment. Severance and other related costs of downsizing in the amount of $0.9 million were recognized in 1994.

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

    Deposits increased marginally from $1.47 billion at December 31, 1995 to $1.48 billion at December 31, 1996. In order to compensate for the lack of funding from deposit growth, the Corporation increased its borrowings of federal funds purchased and other short-term borrowings from $20.4 million as of December 31, 1995 to $44.6 million at December 31, 1996 and also increased its Federal Home Loan Bank borrowings during the same period. The Bank is also preparing for a securitization of its automobile retail loan portfolio during the second quarter of 1997 to provide additional funding and liquidity. The lack of deposit funding has not affected the Corporation's ability to fund loans or service its debt obligations.

    Due to the nature of the markets served by the Corporation's lending institutions, management believes that the majority of its certificates of deposit of $100,000 or more are no more volatile than its core deposits. During the periods of low interest rates, these deposit balances remained stable as a percentage of total deposits. In addition, arrangements have been made with two correspondent banks for the purchase of federal funds on an unsecured basis, up to an aggregate of $98 million, if necessary, to meet the Corporation's liquidity needs.

    The Corporation owns $230 million of securities designated as available-for-sale and valued at market which are available to meet liquidity needs on a continuing basis. The Corporation also relies on Federal Home Loan Bank advances for both liquidity and management of its asset/liability position. Often the Corporation matches the maturity of these advances with pools of residential mortgage loans which are not sold in the secondary market, some of which have maturities of ten to fifteen years. Federal Home Loan Bank advances increased from $63.6 million at December 31, 1995 to $111.0 million at December 31, 1996.

    The Corporation generally relies upon net inflows of cash from financing activities, supplemented by net inflows of cash from operating activities, to provide cash for its investing activities. As is typical of many financial institutions, significant financing activities include deposit gathering, use of short-term borrowing facilities such as federal funds purchased and securities sold under repurchase agreements, and the issuance of long-term debt. The Corporation has a $17.5 million credit line available which expires June 29, 1997, in the form of a revolving line of credit of which the entire line was available as of December 31, 1996 (see long-term debt footnote to the consolidated financial statements). The Corporation's primary investing activities include purchases of investment securities and loan originations.

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

    The Corporation's static interest rate gap position as of December 31, 1996 is presented below:

INTEREST RATE SENSITIVITY ANALYSIS

  December 31, 1996                                     0-3           3-12          Total           Over
  (in thousands)                                      Months         Months         1 Year         1 Year         Total
---------------------------------------------------------------------------------------------------------------------------
  Interest earning assets
    Securities and deposits                      $     87,951   $    149,753   $    237,704   $    130,817   $    368,521
    Loans                                             519,047        283,094        802,141        507,482      1,309,623
---------------------------------------------------------------------------------------------------------------------------

    Total earning assets                         $    606,998   $    432,847   $  1,039,845   $    638,299   $  1,678,144

  Interest bearing liabilities
    NOW, money market and savings
         accounts                                $    268,063   $    147,651   $    415,714   $          -   $    415,714
    Time deposits                                     236,981        442,824        679,805        185,081        864,886
    Federal funds purchased
         and other short-
         term borrowings                               44,585              -         44,585              -         44,585
    Advances from FHLB                                 61,804          5,123         66,927         44,043        110,970
    Long-term debt                                      1,641              -          1,641         17,495         19,136
---------------------------------------------------------------------------------------------------------------------------

    Total interest bearing
         liabilities                             $    613,074   $    595,598   $  1,208,672   $    246,619   $  1,455,291
---------------------------------------------------------------------------------------------------------------------------

  Interest sensitivity gap
    For the period                               $     (6,076)  $   (162,751)  $   (168,827)  $    391,680   $    222,853
    Cumulative                                         (6,076)      (168,827)      (168,827)       222,853        222,853
    Cumulative as a percent
         of earning assets                              (0.36)%       (10.06)%       (10.06)%       13.28%         13.28%


    The Corporation now uses, on a limited basis, interest rate swaps as an additional tool in managing interest rate risk. As of December 31, 1996, there was outstanding $10 million in notional principal value of interest rate swaps. Interest rate swaps involve an exchange of cash flows based on the notional principal amount and agreed upon fixed and variable interest rates. In this transaction, the Corporation has agreed to pay a floating interest rate based on LIBOR and receive a fixed interest rate in return. The impact on operations of interest rate swaps was not significant during 1996 and is not expected to be significant during 1997.


CAPITAL RESOURCES

    Total shareholders' equity increased from $133.8 million at December 31, 1995 to $144.8 million at December 31, 1996. The primary source of capital of the Corporation is retained earnings. Cash dividends per share were $0.74 per share for 1996 and $0.66 per share for 1995. The Corporation retained 64% of its earnings for 1996 and 45% for 1995.

    Regulatory guidelines require bank holding companies, commercial banks, and thrifts to maintain certain minimum ratios and define companies as "well capitalized" that sufficiently exceed the minimum ratios. The banking regulators may alter minimum capital requirements as a result of revising their internal policies and their ratings of individual institutions. To be "well capitalized" banks and bank holding companies must maintiain a Tier 1 leverage ratio of no less than 5.0%, a Tier 1 risk based ratio of no less than 6.0% and a total risk based ratio of no less than 10.0%. The Corporation's ratios as of December 31, 1996 were 7.05%, 9.71% and 10.96%, respectively. Community Trust Bancorp, Inc. and all banking affiliates met the criteria for "well capitalized" at December 31, 1996.

    As of December 31, 1996, management is not aware of any current recommendations by banking regulatory authorities which, if they were to be implemented, would have, or are reasonably likely to have, a material adverse impact on the Corporation's liquidity, capital resources, or operations.

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

ITEM 8.  FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

(in thousands except per share amounts)
December 31                                                              1996           1995
---------------------------------------------------------------------------------------------------------------------------
ASSETS
Cash and balances due from banks                                     $   63,884   $    67,457
Federal funds sold                                                            -        39,555
Securities available-for-sale                                           229,952       279,717
Securities held-to-maturity (fair value of $135,383
    and $150,315, respectively)                                         137,733       150,721
Loans                                                                 1,309,623     1,115,068
    Allowance for loan losses                                           (18,825)      (16,082)
---------------------------------------------------------------------------------------------------------------------------
    Net loans                                                         1,290,798     1,098,986

Premises and equipment, net                                              46,275        47,553
Excess of cost over net assets acquired (net of accumulated
    amortization of $6,674 and $5,469, respectively)                     19,822        20,110
Other assets                                                             27,196        26,071
---------------------------------------------------------------------------------------------------------------------------
         Total Assets                                               $ 1,815,660   $ 1,730,170
---------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
    Noninterest bearing                                             $   200,222   $   186,829
    Interest bearing                                                  1,280,600     1,280,614
---------------------------------------------------------------------------------------------------------------------------
Total deposits                                                        1,480,822     1,467,443

Federal funds purchased and other short-term borrowings                  44,585        20,383
Other liabilities                                                        15,394        17,047
Advances from Federal Home Loan Bank                                    110,969        63,629
Long-term debt                                                           19,136        27,873
---------------------------------------------------------------------------------------------------------------------------
         Total Liabilities                                            1,670,906     1,596,375

Shareholders' equity:
Preferred stock, 300,000 shares authorized and unissued
Common stock, $5 par value, shares authorized 25,000,000; shares
    issued and outstanding, 1996 - 9,128,814; 1995 - 9,124,314           45,644        45,622
Capital surplus                                                          27,915        27,883
Retained earnings                                                        71,976        59,934
Net unrealized appreciation (depreciation) on securities available-
    for-sale, net of tax                                                   (781)          356
---------------------------------------------------------------------------------------------------------------------------
         Total Shareholders' Equity                                     144,754       133,795
---------------------------------------------------------------------------------------------------------------------------

         Total Liabilities and Shareholders' Equity                 $ 1,815,660   $ 1,730,170
---------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------



The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF INCOME


(in thousands except per share amounts)
Year Ended December 31                                              1996           1995           1994
----------------------------------------------------------------------------------------------------------
INTEREST INCOME:
Interest and fees on loans                                        $118,640       $100,686       $ 78,143
Interest and dividends on securities -
    Taxable                                                         22,304         22,503         23,164
    Tax exempt                                                       2,964          4,668          3,050
Other                                                                  539          3,169          2,203
----------------------------------------------------------------------------------------------------------
         Total interest income                                     144,447        131,026        106,560

INTEREST EXPENSE:
Interest on deposits                                                60,576         56,673         39,889
Interest on federal funds purchased and other
    short-term borrowings                                            1,259          1,513          1,324
Interest on advances from Federal Home Loan Bank                     5,356          4,506          4,132
Interest on long-term debt                                           1,901          2,300          2,025
----------------------------------------------------------------------------------------------------------
         Total interest expense                                     69,092         64,992         47,370
----------------------------------------------------------------------------------------------------------

         Net interest income                                        75,355         66,034         59,190
Provision for loan losses                                            7,285          5,858          6,066
----------------------------------------------------------------------------------------------------------
         Net interest income after provision for loan losses        68,070         60,176         53,124

NONINTEREST INCOME:
Service charges on deposit accounts                                  6,282          5,224          4,651
Gains on sale of loans, net                                          1,735            462            784
Trust income                                                         1,592          1,341          1,600
Securities gains (losses), net                                          88             12           (45)
Other                                                                4,742          4,077          2,663
----------------------------------------------------------------------------------------------------------
         Total noninterest income                                   14,439         11,116          9,653

NONINTEREST EXPENSE:
Salaries and employee benefits                                      28,229         24,639         23,033
Occupancy, net                                                       3,992          3,934          3,250
Equipment                                                            3,734          3,706          3,173
Data processing                                                      2,644          2,808          2,084
Stationery, printing and office supplies                             1,656          1,919          1,496
Taxes other than payroll, property and income                        2,084          1,980          1,682
FDIC insurance                                                         113          2,990          2,715
Losses associated with mortgage-backed derivative
    securities                                                           -              -          2,793
Restructuring and reengineering costs                                    -              -            945
Other                                                               12,791         13,895         11,116
----------------------------------------------------------------------------------------------------------
         Total noninterest expense                                  55,243         55,871         52,287
----------------------------------------------------------------------------------------------------------

         Income before income taxes                                 27,266         15,421         10,490
Income taxes                                                         8,471          4,608          2,278
----------------------------------------------------------------------------------------------------------
         Net income                                               $ 18,795       $ 10,813       $  8,212
----------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------

Earnings per share                                                $   2.06       $   1.21       $   0.95
----------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------

Average shares outstanding                                           9,138          8,960          8,601
----------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------



The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY


                                                                                                  Net
                                                                                               Unrealized
                                                                                              Appreciation
                                                                                             (Depreciation)
                                                                                             on Securities
                                                     Common        Capital     Retained    Available-for-Sale,
(in thousands except per share amounts)              Stock         Surplus     Earnings        Net of Tax          Total
---------------------------------------------------------------------------------------------------------------------------
Balance, January 1, 1994                           $ 28,233       $ 15,009     $ 64,157          $   521        $ 107,920

Net income for 1994                                                               8,212                             8,212
Cash dividends declared
    ($.61 per share)                                                             (4,747)                           (4,747)
Issuance of 19,382 shares
    common stock                                         97            387                                            484
Issuance of 581,963 shares common
    stock in conjunction with
    debenture redemption                              1,940          5,398                                          7,338
Common stock split including
    purchase of fractional shares                    12,691             (6)     (12,694)                               (9)
Net change in unrealized
    appreciation/depreciation
    on securities available-for-
    sale, net of tax of $727                                                                      (2,562)          (2,562)
---------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1994                           42,961         20,788       54,928           (2,041)         116,636

Net income for 1995                                                              10,813                            10,813
Cash dividends declared
    ($.66 per share)                                                             (5,807)                           (5,807)
Issuance of 26,885 shares
    common stock                                        135            180                                            315
Issuance of 505,223 shares
    common stock in conjunction
    with acquisitions                                 2,526          6,915                                          9,441
Net change in unrealized
    appreciation/(depreciation)
    on securities available-for-sale,
    net of tax of $944                                                                             2,397            2,397
---------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1995                           45,622         27,883       59,934              356          133,795

Net income for 1996                                                              18,795                            18,795
Cash dividends declared
    ($.74 per share)                                                             (6,753)                           (6,753)
Issuance of 4,500 shares
    common stock                                         22             32                                             54
Net change in unrealized
    appreciation/(depreciation)
    on securities available-for-sale,
    net of tax of $739                                                                            (1,137)          (1,137)
---------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1996                         $ 45,644       $ 27,915     $ 71,976         $   (781)        $144,754
---------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------



The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS


Year Ended December 31 (in thousands)                                          1996           1995           1994
--------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
Net income                                                                  $ 18,795      $  10,813        $ 8,212
Adjustments to reconcile net income to net
    cash (used in) provided by operating activities:
         Depreciation and amortization                                         4,877          3,874          3,539
         Provision for loan and other real estate losses                       7,364          6,273          7,092
         Deferred income taxes                                                   444            219           (423)
         Securities (gains) losses, net                                          (88)           (12)            45
         Gains on sale of loans, net                                          (1,735)          (462)          (784)
         Net amortization of securities premiums                                 548            532          1,595
         Changes in:
              Other assets                                                       230         (1,214)          (318)
              Other liabilities                                               (1,837)         3,908            515
              Loans held for sale                                            (68,641)        (3,507)         7,397
--------------------------------------------------------------------------------------------------------------------
                   Net cash (used in) provided by operating activities       (40,043)        20,424         26,870

Cash flows from investing activities:
Payments to acquire net assets of subsidiaries                                     -        (14,918)             -
Proceeds from:
    Sale of securities available-for-sale                                      7,561         18,058          3,949
    Maturity of securities available-for-sale                                 87,419         53,474         29,326
    Maturity of securities held-to-maturity                                   13,930         32,709         55,652
    Principal payments of mortgage-backed securities                           3,433        135,518         34,278
Purchase of:
    Securities available-for-sale                                            (47,224)       (28,250)       (45,958)
    Securities held-to-maturity                                               (4,669)       (40,179)       (29,113)
    Mortgage-backed securities                                                     -       (110,522)       (62,230)
Net change in loans                                                         (130,074)       (75,147)       (68,753)
Net change in premises and equipment                                          (3,130)        (4,795)        (4,374)
Other                                                                              -          5,921          1,878
--------------------------------------------------------------------------------------------------------------------
                   Net cash used in investing activities                     (72,754)       (28,131)       (85,345)

Cash flows from financing activities:
Net change in deposits                                                        13,379         50,175         32,369
Net change in federal funds purchased and
    other short-term borrowings                                               24,202        (15,771)        (1,119)
Advances from Federal Home Loan Bank                                          61,364          1,595         16,058
Repayments of advances from Federal Home Loan Bank                           (14,024)       (16,783)       (11,526)
Proceeds from long-term debt                                                   1,000         13,526              -
Payments on long-term debt                                                    (9,737)       (10,597)       (10,363)
Issuance and repurchase of common stock, net                                      54            315          7,813
Dividends paid                                                                (6,569)        (5,385)        (4,581)
--------------------------------------------------------------------------------------------------------------------
                   Net cash provided by financing activities                  69,669         17,075         28,651

Net (decrease) increase in cash and cash equivalents                         (43,128)         9,368        (29,824)
Cash and cash equivalents at beginning of year                               107,012         80,098        109,922
Cash and cash equivalents of acquired banks                                        -         17,546              -
--------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                                   $  63,884     $  107,012      $  80,098
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------



The accompanying notes are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ACCOUNTING POLICIES

    BASIS OF PRESENTATION - The consolidated financial statements include Community Trust Bancorp, Inc. (the "Corporation") and all its subsidiaries, including its principal subsidiary, Community Trust Bank, NA. Material intercompany transactions and accounts have been eliminated in consolidation.
In preparing financial statements, management must make certain estimates and assumptions. These estimates and assumptions affect the amounts reported for assets, liabilities, revenues and expenses, as well as affecting the disclosures provided. Future results could differ from the current estimates.

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

    INCOME TAXES - Income tax expense is based on the taxes due on the consolidated tax return plus deferred taxes based on the expected future tax consequences of temporary differences between carrying amounts and tax basis of assets and liabilities, using enacted tax rates.

    EARNINGS PER SHARE - Earnings per share is calculated by dividing net income by the weighted average number of shares of common stock outstanding and the number of shares of common stock under the treasury-stock method for stock options, when dilutive. (See Note 19.)

    RECLASSIFICATION - Certain reclassifications have been made in the prior financial statements to conform to current classifications.

2. BUSINESS COMBINATIONS

    During 1995 the Corporation completed four acquisitions which resulted in the addition of $300 million in assets as detailed in the following table:


                                   Date         Purchase       Assets        Accounting
(in millions)                    Completed       Price        Acquired         Method
----------------------------------------------------------------------------------------
Community Bank                    2/2/95         $ 9.2          $ 61           Purchase
Woodford                          5/31/95         20.3           103           Pooling
Middlesboro                       6/30/95         14.4            99           Purchase
Williamsburg                      11/3/95          3.6            37           Pooling


    The Corporation's consolidated financial statements have not been restated to include the acquisition of Williamsburg due to lack of materiality.

    Presented below are the separate results of operations of the Corporation and Woodford for the three months ended March 31, 1995 and the year ended December 31, 1994.

  (In thousands)       Community Trust Bancorp, Inc.   Woodford    Consolidated
--------------------------------------------------------------------------------
  1995
  Net interest income        $    14,498              $  1,071      $   15,569
  Net income                       2,426                   547           2,973

  1994
  Net interest income             54,399                 4,791          59,190
  Net income                       7,477                   735           8,212

    Unaudited pro forma condensed results of operations for the years ended December 31, 1995 and 1994, as if Community Bank and Middlesboro had been acquired January 1, 1994 are presented below. The results are not necessarily indicative of future consolidated operations.

    (In thousands)                             1995           1994
    ----------------------------------------------------------------
    Revenue                                 $146,739       $128,821
    Income before extraordinary items         10,948          8,038
    Net income                                10,948          8,038
    Earnings per share                          1.22           0.90

3. CASH AND DUE FROM BANKS

    Included in cash and due from banks are noninterest bearing deposits that are held at the Federal Reserve or maintained in vault cash in accordance with regulatory reserve requirements. The balance requirement was $16.2 million at December 31, 1996, and $15.1 million at December 31, 1995. Cash paid during the years ended 1996, 1995 and 1994 for interest was $68.2 million, $64.2 million and $46.8 million, respectively. Cash paid during the same periods for income taxes was $8.1 million, $2.9 million and $3.4 million, respectively.

4. SECURITIES

    Amortized cost and fair value of securities at December 31, 1996 are as follows:


                                                                                       Gross          Gross
    Available-for-sale                                                Amortized     Unrealized     Unrealized         Fair
    (in thousands)                                                      Cost           Gains          Losses          Value
------------------------------------------------------------------------------------------------------------------------------
    U.S. Treasury and government agencies                              $ 49,541          $ 449        $  (183)      $ 49,807
    U.S. agency mortgage-backed pass through certificates                76,440            525           (675)        76,290
    Collateralized mortgage obligations                                  65,643            326           (759)        65,210
    Other debt securities                                                 2,886              -            (81)         2,805
------------------------------------------------------------------------------------------------------------------------------
         Total debt securities                                          194,510          1,300         (1,698)       194,112
    Marketable equity securities                                         36,423             10           (593)        35,840
------------------------------------------------------------------------------------------------------------------------------
                                                                       $230,933         $1,310        $(2,291)      $229,952
------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------


                                                                                       Gross         Gross
    Held-to-maturity                                                  Amortized     Unrealized     Unrealized         Fair
    (in thousands)                                                      Cost           Gains         Losses          Value
------------------------------------------------------------------------------------------------------------------------------
    U.S. Treasury and government agencies                              $ 23,841       $     48       $ (1,342)      $ 22,547
    States and political subdivisions                                    50,380            784           (714)        50,450
    U.S. agency mortgage-backed pass through certificates                48,172            100           (980)        47,292
    Collateralized mortgage obligations                                  15,340             13           (259)        15,094
------------------------------------------------------------------------------------------------------------------------------
                                                                       $137,733        $   945       $ (3,295)      $135,383
------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------


    Amortized cost and fair value of securities at December 31, 1995 are as follows:


                                                                                       Gross         Gross
    Available-for-sale                                                Amortized     Unrealized     Unrealized         Fair
    (in thousands)                                                      Cost           Gains         Losses           Value
------------------------------------------------------------------------------------------------------------------------------
    U.S. Treasury and government agencies                              $ 80,165       $  1,184       $   (227)      $ 81,122
    U. S. agency mortgage-backed pass through certificates              136,236          1,573           (717)       137,092
    Collateralized mortgage obligations                                  25,714             48           (314)        25,448
    Other debt securities                                                 3,177              6           (107)         3,076
------------------------------------------------------------------------------------------------------------------------------
         Total debt securities                                          245,292          2,811         (1,365)       246,738
    Marketable equity securities                                         33,563             10           (594)        32,979
------------------------------------------------------------------------------------------------------------------------------
                                                                       $278,855       $  2,821       $ (1,959)      $279,717
------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------


                                                                                      Gross          Gross
    Held-to-maturity                                                  Amortized     Unrealized     Unrealized         Fair
    (in thousands)                                                      Cost          Gains          Losses           Value
------------------------------------------------------------------------------------------------------------------------------
    U.S. Treasury and government agencies                              $ 28,820       $    153       $   (226)      $ 28,747
    States and political subdivisions                                    56,425          1,094           (417)        57,102
    U.S. agency mortgage-backed pass through certificates                50,284              3           (735)        49,552
    Collateralized mortgage obligations                                  13,200              -           (278)        12,922
    Other debt securities                                                 1,992              -              -          1,992
------------------------------------------------------------------------------------------------------------------------------
                                                                       $150,721       $  1,250       $ (1,656)      $150,315
------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------


    The amortized cost and fair value of securities at December 31, 1996, by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.



                                                                          Available-for-sale            Held-to-maturity
                                                                          ------------------            ----------------
                                                                       Amortized        Fair         Amortized        Fair
    (in thousands)                                                       Cost           Value          Cost           Value
                                                                         ----           -----          ----           -----
    Due in one year or less                                            $ 20,032       $ 20,094       $  2,024       $  2,528
    Due after one through five years                                     34,144         34,401         27,333         25,445
    Due after five through ten years                                     17,565         17,397         33,885         32,902
    Due after ten years                                                  25,479         25,591         14,689         15,366
    Mortgage-backed pass through certificates
         and collateralized mortgage obligations                         94,404         93,825         59,802         59,142
    Other securities                                                      2,886          2,804              -              -
                                                                       ------------------------------------------------------
                                                                        194,510        194,112        137,733        135,383
    Marketable equity securities                                         36,423         35,840              -              -
                                                                       ------------------------------------------------------
                                                                       $230,933       $229,952       $137,733       $135,383
                                                                       ------------------------------------------------------
                                                                       ------------------------------------------------------


    Gross gains of $177 thousand and gross losses of $89 thousand were realized on sales and calls in 1996 and gross gains of $18 thousand and gross losses of $6 thousand were realized on such sales and calls in 1995.

    During 1995, the Financial Accounting Standards Board issued implementation guidance related to Statement No. 115 to allow for a one-time transfer of securities from held-to-maturity to available-for-sale without calling into question management's intent and ability to hold securities to maturity. The Corporation transferred securities with an amortized cost of $195.3 million from held-to-maturity to available-for-sale to better manage its liquidity position as a result of this. This transfer did not have a material impact on the Corporation's equity position.

    Securities in the amount of $145 million and $175 million at December 31, 1996 and 1995, respectively, were pledged to secure public deposits, trust funds, securities sold under repurchase agreements, and advances from the Federal Home Loan Bank.

5. LOANS

    Major classifications of loans, net of unearned income, are summarized as follows:

    December 31 (in thousands)                          1996             1995
                                                        -----------------------
    Commercial, secured by real estate           $     270,315    $     258,541
    Commercial, other                                  234,793          192,127
    Real estate - commercial construction               67,267           40,140
    Real estate - residential construction              11,802           11,399
    Real estate - consumer mortgage                    411,067          398,288
    Consumer                                           310,582          208,662
    Equipment lease financing                            3,797            5,911
                                                 ------------------------------
                                                 $   1,309,623    $   1,115,068
                                                 ------------------------------
                                                 ------------------------------

    Included in loan balances are loans held for sale in the amount of $78.4 million and $8.1 million at December 31, 1996 and December 31, 1995, respectively. The amount of loans on a non-accruing income status was $10.2 million and $9.4 million at December 31, 1996 and 1995, respectively.
Additional interest which would have been recorded during 1996, 1995 and 1994 if such loans had been accruing interest was approximately $0.8 million, $1.1 million, and $0.9 million, respectively.

    In the ordinary course of business, the Corporation's banking subsidiaries have made loans at prevailing interest rates and terms to directors and executive officers of the Corporation or its banking subsidiaries, including their associates (as defined by the Securities and Exchange Commission). Management believes such loans were made on substantially the same terms, including interest rate and collateral, as those prevailing at the same time for comparable transactions with other persons. The aggregate amount such loans at January 1, 1996 was $ 29.8 million. During 1996, activity with respect to these loans included new loans of $1.9 million, repayments of $6.3 million, and a net increase of $3.6 million due to changes in the status of executive officers and directors. As a result of these activities, the aggregate balance of these loans was $29.0 million at December 31, 1996.

    At December 31, 1996 and 1995, the recorded investment in impaired loans was $8.4 million and $7.6 million, respectively. Included in these amounts at December 31, 1996 and December 31, 1995, respectively are $3.3 million and $2.4 million of impaired loans for which specific reserves for loan losses are carried in the amounts of $893 thousand and $462 thousand. The average investment in impaired loans for 1996 and 1995 was $8.8 million and $7.0 million, respectively while interest income of $305 thousand and $539 thousand was recognized on cash payments of $305 thousand and $515 thousand.

6. ALLOWANCE FOR LOSSES

    Activity in the allowance for loan losses is as follows:

    (in thousands)                          1996          1995          1994
--------------------------------------------------------------------------------
    Balance, beginning of year          $   16,082    $   12,978     $  13,346
    Balances of acquired banks                   -         2,004             -
    Provisions charged to operations         7,285         5,858         6,066
    Recoveries                               2,446         1,274         1,103
    Charge-offs                             (6,988)       (6,032)       (7,537)
--------------------------------------------------------------------------------
    Balance, end of year                $   18,825    $   16,082     $  12,978
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

    Activity in the allowance for other real estate losses is as follows:

    (in thousands)                            1996        1995         1994
--------------------------------------------------------------------------------
    Balance, beginning of year              $    624   $   1,852   $      846
    Provisions charged to operations              79         415        1,026
    Charge-offs                                  (86)     (1,643)         (20)
--------------------------------------------------------------------------------
    Balance, end of year                    $    617   $     624   $    1,852
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

    Other real estate owned by the Corporation, net of reserves, at December 31, 1996 and 1995 was $1.8 million and $1.9 million, respectively.

7. PREMISES AND EQUIPMENT
    Premises and equipment are summarized as follows:

    December 31 (in thousands)                        1996           1995
--------------------------------------------------------------------------------
    Land and buildings                           $    45,477    $    46,727
    Leasehold improvements                             3,702          3,191
    Furniture, fixtures and equipment                 26,375         24,537
    Construction in progress                             315            530
--------------------------------------------------------------------------------
                                                 $    75,869    $    74,985

    Less accumulated depreciation and
         amortization                                (29,594)       (27,432)
--------------------------------------------------------------------------------
                                                 $    46,275    $    47,553
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

    Depreciation and amortization of premises and equipment for 1996, 1995 and 1994 was $3.7 million, $3.4 million, and $2.7 million, respectively.

8. DEPOSITS

    Interest expense on deposits is categorized as follows:

    (in thousands)                               1996       1995       1994
--------------------------------------------------------------------------------
    Savings, NOW and money market accounts     $ 12,721   $ 12,167   $ 11,446
    Certificates of deposit of $100 thousand
         or more                                 15,531     14,148      8,308
    Other time deposits                          32,324     30,358     20,135
--------------------------------------------------------------------------------
                                               $ 60,576   $ 56,673   $ 39,889
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

    Time certificates of deposit outstanding in denominations of $100 thousand or more were $262 million and $265 million at December 31, 1996 and 1995, respectively.

9. LONG-TERM DEBT

    Long-term debt is categorized as follows:


    December 31 (in thousands)                                                      1996           1995
-----------------------------------------------------------------------------------------------------------
    Parent Company:
    Revolving bank note, interest at prime minus 88 basis points               $         -    $     5,700

    Bank note, 6.30% interest payable quarterly; principal payment                       -          2,000

    Six Year Senior Notes, 7.375% interest                                           5,000          5,000

    Ten Year Senior Notes, 8.25% interest                                           12,230         12,230


    Subsidiaries:
    Other                                                                            1,906          2,943
-----------------------------------------------------------------------------------------------------------
                                                                               $    19,136    $    27,873
-----------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------


    The Six and Ten Year Senior Notes are redeemable, in whole or in part, at the option of the Company at any time on or after January 1, 1997, and January 1, 1999, respectively, at prices beginning at 102% of par and decreasing annually until scheduled final maturity.

    The Bank note and related loan agreements require the maintenance of certain capital and operational ratios for the Corporation and for the subsidiary bank whose stock is pledged as collateral, all of which have been complied with at December 31, 1996.

    The maximum amount available under the revolving bank note is $17.5 million.

    Principal payments due on long-term debt during the five years subsequent to December 31, 1996, are as follows: 1997 - $0.3 million; 1998 - $0.2 million; 1999 - $5.2 million; 2000 - $0.1 million; 2001 - $0.1 million.

10. ADVANCES FROM FEDERAL HOME LOAN BANK

    The advances from the Federal Home Loan Bank are due for repayment as follows:

    December 31 (in thousands)                  1996           1995
-------------------------------------------------------------------------
    Due in one year or less                 $    5,896       $  11,118
    Due in one to five years                    89,455          23,547
    Due in five to ten years                    14,517          25,242
    Due after ten years                          1,101           3,722
-----------------------------------------------------------------------
                                            $  110,969       $  63,629
-----------------------------------------------------------------------
-----------------------------------------------------------------------

    These advances generally require monthly principal payments and are collateralized by Federal Home Loan Bank stock of $12.5 million and $166.5 million of certain first mortgage loans as of December 31, 1996. Fixed rates advances total $50.0 million and have interest rates ranging from 1.00% to 9.05%. Variable rate advances total $61.0 million with rates immediately adjustable based on LIBOR.

11. FEDERAL INCOME TAXES

    The components of the provision for income taxes are as follows:

    (in thousands)                        1996      1995      1994
-----------------------------------------------------------------------
    Currently payable                  $  8,027  $  4,641  $  2,116
    Deferred                                444       219      (423)
    Increase in valuation allowance           -      (252)      585
--------------------------------------------------------------------
                                       $  8,471  $  4,608  $  2,278
--------------------------------------------------------------------
--------------------------------------------------------------------

    The components of the net deferred tax asset as of December 31 are as follows:

    (in thousands)                                       1996     1995
--------------------------------------------------------------------------
    Deferred Tax Assets
         Allowance for loan losses                    $  5,783  $  4,684
         Allowance for other real estate losses            216       942
         Net unrealized depreciation on securities
              available-for-sale                           312         -
         Accrued expenses                                  320       718
         Deferred compensation                             207       209
         Other                                             965     1,405
-------------------------------------------------------------------------
                   Total deferred tax assets          $  7,803  $  7,958

    Deferred Tax Liabilities
         Depreciation                                 $ (3,569) $ (4,055)
         Net unrealized appreciation on securities
              available-for-sale                             -      (302)
         FHLB stock dividends                             (949)     (658)
         Other                                            (854)     (613)
-------------------------------------------------------------------------
                   Total deferred tax liabilities     $ (5,372) $ (5,628)

         Valuation allowance                              (948)     (803)
-------------------------------------------------------------------------
                   Net deferred tax asset             $  1,483  $  1,527
-------------------------------------------------------------------------
-------------------------------------------------------------------------

    The valuation allowance is provided based on management's estimate of future taxable income and on availability of refund of prior taxes paid. The change in the valuation allowance relates to unrealized losses on securities available-for-sale and had no impact on income tax expense.

    A reconciliation between federal income tax at the statutory rate and income tax expense is as follows:

    (in thousands)                   1996           1995           1994
-------------------------------------------------------------------------
    Tax at statutory rate         $  9,543       $  5,398       $  3,672
    Tax-exempt interest             (1,295)        (1,349)        (1,301)
    Other, net                         223            559            (93)
-------------------------------------------------------------------------
                                  $  8,471       $  4,608       $  2,278
-------------------------------------------------------------------------
-------------------------------------------------------------------------

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

    The Corporation currently contributes 4% of covered employees gross wages to the employee stock ownership plan (ESOP) portion of the plan. The ESOP uses the contribution to acquire shares of the Corporation's common stock. The ESOP owned 428,350 shares of Corporation stock at December 31, 1996. Substantially all shares owned by the ESOP were allocated to employees' accounts at December 31, 1996. The market price of the shares at the date of allocation is essentially the same as the market price at the date of purchase.

    The total retirement plan expense, including ESOP expense above, for 1996, 1995 and 1994 was $1.2 million, $1.1 million, and $1.1 million, respectively.

    The Corporation maintains an incentive stock option plan covering key employees. Approximately 450,000 shares have been authorized under the plan, 194,624 of which were available at December 31, 1996 for future grants. All options granted have a maximum term of ten years. Options granted as management retention options vest after five years, all other options vest ratably over four years.

    The Corporation has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related interpretations in accounting for its employee stock options because the alternative fair value accounting provided for under FASB Statement No. 123, "Accounting for Stock-Based Compensation", requires use of option valuation models that were not designed for use in valuing employee stock options. Under APB 25, because the exercise price of all employee stock options equals the market price of the underlying stock on the date of the grant, no compensation expense is recognized.

    The Corporation's stock option activity and related information for the periods ended December 31, 1996, and December 31, 1995, is summarized as follows:

                                            December 31,1996  December 31, 1995
                                            ----------------   ----------------
                                               Weighted-            Weighted-
                                                Average              Average
                                      Options   Exercise   Options  Exercise
                                                 Price                Price
--------------------------------------------------------------------------------
Outstanding at beginning of period     68,067    $16.79    68,593    $15.28
Granted                               171,989     20.53     8,854     22.02
Exercised                              (4,500)    12.00    (6,818)    11.46
Forfeited/Expired                      (3,435)    24.24    (2,562)    21.76
--------------------------------------------------------------------------------
Outstanding at end of period          232,121    $19.78    68,067    $16.79
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

Exercisable at end of period           47,189    $15.52    41,331    $14.25

    The weighted-average fair value of options granted during the years 1995 and 1996 was $4.68 and $5.07 per share, respectively. Exercise prices for options outstanding as of December 31, 1996 ranged from $10.67 to $34.50. The weighted-average remaining contractual life of these options is 9.1 years.

    The fair value of the options presented above was estimated at the date of the grant using a Black-Scholes option pricing model with the following weighted average assumptions for 1996 and 1995, respectively: risk-free interest rates of 6.75% and 6.25%; dividend yields of 3.27% and 3.74%; volatility factors of the expected market price of the Corporation's common stock of .230 and .219 and a weighted average expected option life of 6.0 years. Because the effect of applying Statement 123's fair value method to the Corporation's stock options results in net income and earnings per share amounts that are not materially different from those reported in the consolidated statements of income, pro forma information has not been provided.


13. OPERATING LEASES

    Certain premises and equipment are leased under operating leases. Minimum rental payments are as follows:

    (in thousands)
----------------------------------------
    1997                      $     750
    1998                            664
    1999                            579
    2000                            414
    2001                            231
    Thereafter                    3,727
----------------------------------------
                              $   6,365
----------------------------------------
----------------------------------------

    Rental expense under operating leases was $0.8 million, $1.2 million, and $1.2 million in 1996, 1995 and 1994, respectively.

14. FAIR VALUE OF FINANCIAL INSTRUMENTS

    The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

    Cash and Cash Equivalents - The carrying amount approximates fair value.

    Securities - Fair values are based on quoted market prices or dealer quotes.

    Loans and Loans Held for Sale - The fair value of fixed rate loans and variable rate mortgage loans is estimated by discounting the future cash flows using current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. For other variable rate loans, the carrying amount approximates fair value.

    Deposits - The fair value of demand deposits, savings accounts and money market deposits is the amount payable on demand at the reporting date. The fair value of fixed-maturity certificates of deposit is estimated by discounting the future cash flows using the rates currently offered for deposits of similar remaining maturities.

    Short-Term Borrowings - The carrying amount approximates fair value.

    Advances from Federal Home Loan Bank - The fair value of these fixed-maturity advances is estimated by discounting future cash flows using the rates currently offered for advances of similar remaining maturities.

    Long-Term Debt - The interest rate on the Corporation's long-term debt is variable or approximates current market rates for similar instruments and therefore the carrying amount approximates fair value.

    Other Financial Instruments - The estimated fair value for other financial instruments and off-balance sheet loan commitments approximates cost at December 31, 1996 and 1995 and is not considered significant.

                                       1996                     1995
                                           Estimated                 Estimated
                                Carrying     Fair       Carrying        Fair
  December 31 (in thousands)     Amount      Value       Amount         Value
-------------------------------------------------------------------------------

  Financial assets:
   Cash and cash equivalents  $   63,884  $   63,884   $  107,012   $  107,012
   Securities                    367,685     365,335      430,438      430,032
   Loans                       1,309,623   1,323,615    1,115,068    1,119,240
   Less: allowance for
    loan losses                  (18,825)    (18,825)     (16,082)     (16,082)
-------------------------------------------------------------------------------
                              $1,722,367  $1,734,009   $1,636,436   $1,640,202
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

  Financial liabilities:
   Deposits                   $1,480,822  $1,489,020   $1,467,443   $1,469,866
   Short-term borrowings          44,584      44,584       20,383       20,383
   Advances from Federal Home
     Loan Bank                   110,969     111,939       63,629       63,802
   Long-term debt                 19,136      19,136       27,873       27,873
-------------------------------------------------------------------------------
                              $1,655,511  $1,664,679   $1,579,328   $1,581,924
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

15. OFF-BALANCE SHEET TRANSACTIONS

    The Corporation's banking subsidiaries are a party to transactions with off-balance sheet risk in the normal course of business to meet the financing needs of their customers. These financial instruments include standby letters of credit and commitments to extend credit in the form of unused lines of credit. The Corporation's banking subsidiaries use the same credit policies in making commitments and conditional obligations as they do for on-balance sheet instruments and include these commitments and conditional obligations in their calculations as to the adequacy of their allowances for loan losses.

    At December 31, the Banks had the following financial instruments, whose approximate contract amounts represent credit risk:

    (in thousands)                         1996          1995
    ------------------------------------------------------------
    Standby letters of credit          $  16,047      $  16,854
    Commitments to extend credit         145,292        118,958

    Standby letters of credit represent conditional commitments to guarantee the performance of a third party. The credit risk involved is essentially the same as the risk involved in making loans.

    Fixed rate loan commitments at December 31, 1996 of $7.4 million have interest rates ranging predominately from 5.8% to 12.0% and are for terms up to 5 years. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The Banks evaluate each customer's credit-worthiness on a case-by-case basis. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. A portion of the commitments are to extend credit at fixed rates. These credit commitments are based on prevailing rates, terms and conditions applicable to other loans being made at December 31, 1996. Collateral held varies but may include accounts receivable, inventory, property and equipment and income-producing properties.

    During 1994, the Corporation entered into a 3 year interest rate swap as a hedge for its fixed rate long-term debt. Semiannually, the Corporation receives interest at a fixed rate of 5.5% and pays interest at LIBOR. Interest is computed on a notional amount of $10 million. During 1996, the Corporation
recognized $16 thousand as expense on this agreement.   LIBOR may change
substantially in the future due to market factors. The fair value of this financial instrument for its remaining term is not material.

16. CONCENTRATION OF CREDIT RISK

    The Corporation's banking subsidiaries grant commercial, residential and consumer related loans to customers primarily located in eastern and central Kentucky. Although the Corporation's banking subsidiaries have diverse loan portfolios, a certain portion of the debtors' ability to perform is somewhat dependent upon the coal industry.

17. COMMITMENTS AND CONTINGENCIES

    The Corporation's banking subsidiaries and certain officers are named defendants in legal actions from normal business activities. Management, after consultation with legal counsel, believes these actions are without merit or that the ultimate liability, if any, will not materially affect the Corporation's consolidated financial position or results of operations.

18. LIMITATION ON SUBSIDIARY BANK DIVIDENDS

    The Corporation's principal source of funds is dividends received from the subsidiary banks. Regulations limit the amount of dividends that may be paid by the Corporation's banking subsidiaries without prior approval. During 1997, approximately $3.4 million plus any 1997 net profits can be paid by the Corporation's banking subsidiaries without prior regulatory approval.

19. REGULATORY MATTERS

    The Corporation and its banking subsidiaries are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory -- and possibly additional discretionary -- actions by regulators that, if undertaken, could have a direct material adverse effect on the Corporation's financial statements. Under capital adequacy and the regulatory framework for prompt corrective action, the Corporation must meet specific capital guidelines that involve quantitative measures of the Corporation's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Corporation's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

    Quantitative measures established by regulation to ensure capital adequacy require the Corporation to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I Capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier I Capital (as defined) to average assets (as defined). These measures also define banks and bank holding companies as "well-capitalized" which meet or exceed higher minimum amounts and ratios (also set forth in the table below.) Management believes, as of December 31, 1996, that the Corporation meets all capital adequacy requirements for which it is subject to be defined as well-capitalized.

                                                                                           To be Well
                                                                                        Capitalized Under
                                                                   For Capital          Prompt Corrective
                                             Actual             Adequacy Purposes       Action Provisions
(in thousands)                         Amount      Ratio       Amount        Ratio      Amount       Ratio
------------------------------------------------------------------------------------------------------------
AS OF DECEMBER 31, 1996

Total Capital
  (to Risk Weighted Assets)         $141,339        10.96%   $103,152         8.00%   $128,940        10.00%
Tier I Capital
  (to Risk Weighted Assets)          125,188         9.71%     51,576         4.00%     77,364         6.00%
Tier I Capital
  (to Average Assets)                125,188         7.05%     71,052         4.00%     88,815         5.00%


AS OF DECEMBER 31, 1995

Total Capital
  (to Risk Weighted Assets)         $126,788        11.51%    $88,103         8.00%   $110,129        10.00%
Tier I Capital
  (to Risk Weighted Assets)          112,745        10.24%     44,051         4.00%     66,077         6.00%
Tier I Capital
  (to Average Assets)                112,745         6.44%     70,011         4.00%     87,514         5.00%



20. PARENT COMPANY FINANCIAL STATEMENTS

CONDENSED BALANCE SHEETS
    December 31 (in thousands)                             1996          1995
--------------------------------------------------------------------------------

    ASSETS
    Cash on deposit                                    $   2,085     $   3,336
    Securities available-for-sale                          5,001         4,319
    Investment in and advances to subsidiary banks       147,276       141,472
    Excess of cost over net assets acquired (net of
       accumulated amortization)                           8,069         8,543
    Other assets                                           6,205         6,994
--------------------------------------------------------------------------------

    Total Assets                                       $ 168,636     $ 164,664
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

    LIABILITIES AND SHAREHOLDERS' EQUITY
    Short-term borrowings                              $   2,531     $   2,531
    Long-term debt                                        17,230        24,930
    Other liabilities                                      4,121         3,408
--------------------------------------------------------------------------------
         Total liabilities                                23,882        30,869

    Shareholders' equity                                 144,754       133,795
--------------------------------------------------------------------------------

    Total Liabilities and Shareholders' Equity         $ 168,636     $ 164,664
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


CONDENSED STATEMENTS OF INCOME
    Year Ended December 31 (in thousands)       1996        1995        1994
--------------------------------------------------------------------------------
    Income:
       Dividends from subsidiary banks       $  22,999   $  21,038   $  13,472
       Other income                              8,358       3,771       1,886
--------------------------------------------------------------------------------
         Total income                           31,357      24,809      15,358

    Expenses:
       Interest expense                          1,874       2,216       1,784
       Amortization expense                        474         467         459
       Other expenses                           12,519      10,206      10,031
--------------------------------------------------------------------------------
         Total expenses                         14,867      12,889      12,274
--------------------------------------------------------------------------------

    Income before income taxes and equity
       in undistributed income of subsidiaries  16,490      11,920       3,084
    Income tax benefit                          (2,415)     (2,993)     (3,475)
--------------------------------------------------------------------------------
    Income before equity in undistributed
       income of subsidiaries                   18,905      14,913       6,559
    Equity in undistributed income
       of subsidiaries                            (110)     (4,100)      1,653
--------------------------------------------------------------------------------

    Net Income                                $  18,795   $  10,813    $  8,212
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

CONDENSED STATEMENTS OF CASH FLOWS
  Year Ended December 31 (in thousands)          1996        1995        1994
--------------------------------------------------------------------------------

  Cash Flows From Operating Activities:
  Net income                                 $  18,795   $  10,813    $  8,212
  Adjustments to reconcile net income to net
     cash provided by operating activities:
  Amortization, net                                474         199         489
  Equity in undistributed earnings of
     subsidiaries                                  110       4,100      (1,653)
  Change in other assets and liabilities, net   (4,934)      1,449         110
--------------------------------------------------------------------------------
  Net cash provided by operating activities     14,445      16,561       7,158

  Cash Flows From Investing Activities:
  Change in securities available-for-sale         (481)       (150)     (3,860)
  Investments in and advances to subsidiaries   (1,000)    (14,918)          -
--------------------------------------------------------------------------------
  Net cash used in investing activities         (1,481)    (15,068)     (3,860)

  Cash Flows From Financing Activities:
  Dividends paid                                (6,569)     (5,385)     (4,580)
  Net proceeds from issuance of common stock        54         315       7,813
  Net change in short-term borrowings                -         531       2,000
  Repayment of long-term debt                   (8,700)     (9,800)     (9,490)
  Proceeds from long-term debt                   1,000      13,500           -
--------------------------------------------------------------------------------
  Net cash used in financing activities        (14,215)       (839)     (4,257)
--------------------------------------------------------------------------------

  Net (decrease) increase in cash and cash
     equivalents                                (1,251)        654        (959)

  Cash and cash equivalents at beginning of year 3,336       2,682       3,641
--------------------------------------------------------------------------------

  Cash and Cash Equivalents At End of Year    $  2,085    $  3,336    $  2,682
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

Report of Management

    The management of Community Trust Bancorp, Inc. has the responsibility for the preparation, integrity and reliability of the financial statements and related financial information contained in this annual report. Management believes the consolidated financial statements and related financial information reflect fairly the substance of the transactions and present fairly the Corporation's financial position and results of operations in conformity with generally accepted accounting principles and prevailing practices within the banking industry including necessary judgments and estimates as required.

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

    Ernst & Young LLP, independent public accountants have been engaged to render an independent professional opinion on the Corporation's financial statements. Their audit is conducted in accordance with generally accepted auditing standards and forms the basis for their reports as to the fair presentation of the Corporation's financial position and results of operations contained in this annual report.

    Management has made an assessment of the Corporation's internal control structure and procedures over financial reporting using the criteria described in "Internal Control-Integrated Framework" issued by the Committee of Sponsoring Organization of the Treadway Commission. Based on that assessment, management believes that the Corporation maintained an effective system of internal control for financial reporting as of December 31, 1996


Burlin Coleman
Chairman, President and Chief Executive Officer

Richard M. Levy
Executive Vice President and Chief Financial Officer

                  Report of Ernst & Young LLP, Independent Auditors

To the Board of Directors and Shareholders
Community Trust Bancorp, Inc.

We have audited the accompanying consolidated balance sheet of Community Trust Bancorp, Inc. and subsidiaries at December 31,1996 and the related consolidated statements of income, shareholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these statements based on our audit.

We conducted our audit in accordance with general accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Community Trust Bancorp, Inc., and subsidiaries at December 31, 1996 and consolidated results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.



January 13, 1997                                      Ernst & Young LLP
Columbus, Ohio

Report of Independent Auditors
Board of Directors and Shareholders
Community Trust Bancorp, Inc.
Pikeville, Kentucky

    We have audited the accompanying consolidated balance sheet of Community Trust Bancorp, Inc. (formerly Pikeville National Corporation) as of December 31, 1995 and the related consolidated statements of income, changes in shareholders' equity and cash flows for the years ended December 31, 1995 and 1994. These financial statements are the responsibility of the Corporation's management.
Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Community Trust Bancorp, Inc. as of December 31, 1995 and the results of its operations and its cash flows for the years ended December 31, 1995 and 1994, in conformity with generally accepted accounting principles.

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

                                       PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  The following documents are filed as a part of this report:

    Financial Statements and Financial Statement Schedules- See Index to consolidated Financial statements at Item 8 of this report.

    Exhibit
     No.                     Description of Exhibits

    2.1 Agreement and Plan of Reorganization dated September 27, 1994 between Community Trust Bancorp, Inc. and Woodford Bancorp, Inc. (Incorporated by reference to registration statement no. 33-90448).

    2.2 Amendment No. 1 to Agreement and Plan of Reorganization dated September 27, 1994 between Community Trust Bancorp, Inc. and Woodford Bancorp, Inc., as amended February 7, 1995 (Incorporated by reference to registration statement no. 33-90448).

    2.3 Amendment No. 2 to Agreement and Plan of Reorganization dated September 27, 1994 between Community Trust Bancorp, Inc. and Woodford Bancorp, Inc., as amended March 2, 1995 (Incorporated by reference to registration statement no. 33-90448).

    3.1 Articles of Incorporation and all amendments thereto (Incorporated by reference to registration statement no. 33-35138).

    3.2 By-laws of the Corporations, as amended July 25,1995 (Incorporated by reference to registration statement no. 33-61891).

    10.1 Community Trust Bancorp, Inc. Savings and Employee Stock Ownership Plan (Incorporated by reference to registration statement no. 33-18961).

    10.2 Second restated Community Trust Bancorp, Inc. 1989 Stock Option Plan (Incorporated by reference to registration statement no. 33-36165).

    21        List of subsidiaries.

    23        Consent of Crowe, Chizek and Company LLP, Independent Public
              Accountants.

    23.1      Consent of Ernst & Young LLP, Independent Public Accountants.

    27        Financial Data Schedule.

(b) Reports on Form 8-K required to be filed during the last quarter of 1996

    The Corporation incorporates by reference Forms 8-K filed with the Commission on November 5, 1996 and December 9, 1996.

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

                                         COMMUNITY TRUST BANCORP, INC.





March 21, 1997                    By:  Richard M. Levy
                                     -----------------------------------
                                       Richard M. Levy
                                       Executive Vice President
                                       Principal Financial Officer

                                      Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Corporation and in the capacities and on the date indicated.



                                                      Chairman of the Board,
                                                      President, Chief Executive
February  25, 1997          Burlin Coleman            Officer and Director
         --            -----------------------------
                            Burlin Coleman



February  25, 1997          Charles J. Baird          Director
         --            -----------------------------
                            Charles J. Baird



February  25, 1997          Nick A. Cooley            Director
         --            -----------------------------
                            Nick A. Cooley



February  25, 1997          William A. Graham, Jr.    Director
         --            -----------------------------
                            William A. Graham, Jr.



February  25, 1997          Jean R. Hale              Secretary & Director
         --            ------------------------
                            Jean R. Hale



February    , 1997                                    Vice Chairman & Director
         --            ------------------------
                            Brandt Mullins



February  25, 1997          M. Lynn Parrish           Director
         --            ------------------------
                            M. Lynn Parrish



February  25, 1997          E. M. Rogers              Director
         --            ------------------------
                            E. M. Rogers



February  25, 1997          Porter P. Welch           Director
         --            ------------------------
                            Porter P. Welch

                    COMMUNITY TRUST BANCORP, INC. AND SUBSIDIARIES
                                  INDEX TO EXHIBITS


  Exhibit No.
  -----------
    2.1 Agreement and plan of reorganization dated September 27, 1994 between Community Trust Bancorp, Inc. and Woodford Bancorp, Inc., incorporated herein by reference.

    2.2 Amendment No. 1 to Agreement and Plan of reorganization dated September 27, 1994 between Community Trust Bancorp, Inc. and Woodford Bancorp, Inc., as amended February 7, 1995 and incorporated herein by reference.

    2.3 Amendment No. 2 to Agreement and Plan of reorganization dated September 27, 1994 between Community Trust Bancorp, Inc. and Woodford Bancorp, Inc., as amended March 2, 1995 and incorporated herein by reference.

    3.1 Articles of Incorporation for the Company, incorporated herein by reference.

    3.2 By-laws of the Company as amended through the date of this filing, incorporated herein by reference.

    10.1 Community Trust Bancorp, Inc. Savings and Employee Stock Ownership Plan, incorporated herein by reference.

    10.2 Second restated Community Trust Bancorp, Inc. 1989 stock option plan, incorporated herein by reference.

    21        List of subsidiaries.

    23        Consent of Crowe, Chizek and Company LLP, Independent Public
              Accountants.

    23.1      Consent of Ernst & Young LLP, Independent Public Accountants.