Form 10-Q
period 1997-03-31
PIKEVILLE NATIONAL CORP
filed 1997-05-15
CIK 350852

18







                  SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, DC. 20549

                               FORM 10-Q


     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended March 31, 1997

                                  or

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

     Common stock - 10,058,835 shares outstanding at April 30, 1997

Item 1. Financial Statements

      The accompanying information has not been audited by independent public accountants; however, in the opinion of management such information reflects all adjustments necessary for a fair presentation of the results for the interim period. All such adjustments are of a normal and recurring nature.

     The accompanying financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all of the disclosures normally required by generally accepted accounting principles or those normally made in the registrant's annual report on Form 10-K. Accordingly, the reader of the Form 10-Q should refer to the registrant's Form 10-K for the year ended December 31, 1996 for further information in this regard.

  Index to consolidated financial statements:

      Consolidated Balance Sheets                3
      Consolidated Statements of Income          4
      Consolidated Statements of Cash Flows      5
      Notes to Consolidated Financial Statements 6

Consolidated Balance Sheets

                                            March 31     December 31
(In thousands except share data)              1997           1996

Assets:
Cash and due from banks                      $58,768       $63,048
Interest bearing deposits in
 other financial institutions                    784           836
Federal funds sold                            12,265             0
Securities available-for-sale                191,013       229,952
Securities held-to-maturity (fair value
 of $135,686 and
 $137,383, respectively)                     135,306       137,733
Loans                                      1,354,977     1,309,623
 Allowance for loan losses                   (19,224)      (18,825)
 Net loans                                 1,335,753     1,290,798
Premises and equipment, net                   46,018        46,275
Excess of cost over net assets acquired
 (net  of accumulated amortization of
 $6,944 and $6,674, respectively)            19,560         19,822
Other assets                                 25,223         27,196
  Total  Assets                          $1,824,690     $1,815,660


Liabilities and Shareholders' Equity:
Deposits:
 Noninterest bearing                        $195,773      $200,222
 Interest bearing                          1,291,472     1,280,600
Total deposits                             1,487,245     1,480,822
Federal funds purchased and other
 short-term borrowings                        36,163        44,585
Other liabilities                             20,639        15,394
Advances from Federal Home Loan Bank         111,796       110,969
Long-term debt                                19,110        19,136
   Total  Liabilities                      1,674,953     1,670,906


Shareholders' Equity:
Preferred stock, 300,000 shares authorized and unissued
Common stock, $5 par value, shares authorized  25,000,000;
 shares issued and outstanding,
 1997 - 9,144,950; 1996 - 9,128,814           45,725        45,644
Capital surplus                               28,032        27,915
Retained earnings                             77,691        71,976
Net unrealized appreciation (depreciation)
 on securities available-for-sale,
 net of tax                                   (1,711)         (781)
 Total Shareholders' Equity                  149,737       144,754

  Total  Liabilities and
  Shareholders' Equity                    $1,824,690    $1,815,660




The accompanying notes are an integral part of these statements.

Consolidated Statements of Income
                                            Three months ended
                                                  March 31
(In thousands except per share data)         1997         1996
Interest Income:
 Interest and fees on loans                $31,718      $27,732
 Interest and dividends on securities
  Taxable                                    4,799        5,961
  Tax exempt                                   673          762
 Interest on federal funds sold                166          450
 Interest on deposits in other financial
  institutions                                  12           12
  Total Interest Income                     37,368       34,917

Interest Expense:
 Interest on deposits                       15,070       15,448
 Interest on federal funds purchased and
  other short-term borrowings                  427          270
 Interest on advances from
  Federal Home Loan Bank                     1,749          896
 Interest on long-term debt                    414          553
  Total Interest Expense                    17,660       17,167

Net interest income                         19,708       17,750
Provision for loan losses                    1,718        1,488
Net interest income after provision
 for loan losses                            17,990       16,262

Noninterest Income:
 Service charges on deposit accounts         1,692        1,327
 Gains on sale of loans, net                   205          163
 Trust income                                  397          392
 Securities gains, net                          93           42
 Other                                       1,057        1,335
  Total Noninterest Income                   3,444        3,259

Noninterest Expense:
 Salaries and employee benefits              7,566        7,083
 Occupancy, net                              1,015          960
 Equipment                                     981          939
 Data processing                               675          639
 Stationery, printing and office supplies      441          502
 Taxes other than payroll, property and income 526          503
 FDIC insurance                                 35            7
 Other                                       3,649        2,844
  Total Noninterest Expense                 14,888       13,477

Income before income taxes and
 extraordinary gain                          6,546        6,044
Extraordinary gain (loss), net of tax        3,085            0
Income before income taxes                   9,631        6,044
Income tax expense                           2,084        1,841
  Net income                                $7,547       $4,203


Net income per share                       $  0.74      $  0.42 (1)

Average shares outstanding                  10,042       10,037 (1)

(1) Per share data and average shares outstanding have been restated to reflect the 10% stock dividend issued on April 15, 1997.

The accompanying notes are an integral part of these statements.

Consolidated Statements of Cash Flows
                                             Three months ended
                                                  March 31
(In thou     sands)                            1997       1996
Cash flows from operating activities:
  Net income                                  $7,547     $4,203
  Adjustments to reconcile net income to net
   cash provided by operating activities:
  Depreciation and amortization                1,293      1,284
  Provision for loan and other real
   estate losses                               1,743      1,500
  Securities gains, net                          (93)       (42)
  Gain on sale of loans, net                    (205)      (163)
  Gain on sale of assets                           4        (31)
  Net amortization of securities premiums        164        111
  Net change in loans held for sale               53     (1,424)
  Changes in:
   Other assets                                1,716        491
   Other liabilities                           5,241        626
    Net cash provided by operating activities 17,463      6,555

Cash flows from investing activities:
  Proceeds from:
  Sale/call of securities available-for-sale  29,058      7,264
    Maturity of securities available-for-sale 12,170     10,497
    Maturity of securities held-to-maturity    1,673      4,649
  Principal payments on mortgage-backed
   securities                                    708      8,774
  Purchase of:
    Securities available-for-sale             (2,937)   (28,689)
    Securities held-to-maturity                    0       (633)
  Mortgage-backed securities                       0     (1,155)
  Net change in loans                        (46,595)   (42,886)
  Net change in premises and equipment          (958)      (463)
  Other                                            0        568
     Net cash used in investing activities    (6,702)   (42,074)

Cash flows from financing activities:
  Net change in deposits                       6,423     (6,584)
  Net change in federal funds purchased and
    other short-term borrowings               (8,422)     5,005
  Advances from Federal Home Loan Bank        20,155          -
  Repayments of advances from
   Federal Home Loan Bank                    (19,328)    (9,075)
  Payments on long-term debt                     (26)    (2,171)
  Issuance of common stock                       196          -
  Dividends paid                              (1,826)    (1,643)
      Net cash provided by (used in)
        financing activities                  (2,828)   (14,468)

Net increase (decrease) in cash and
  cash equivalents                             7,933    (49,987)
Cash and cash equivalents at
  beginning of year                           63,884    107,012
Cash and cash equivalents at end of period   $71,817    $57,025


The accompanying notes are an integral part of these statements.

Notes to Consolidated Financial Statements

Note 1 - Summary of Significant Accounting Policies

     The accounting and reporting policies of Community Trust Bancorp, Inc. (the "Company"), and its subsidiaries on a consolidated basis conform to generally accepted accounting principles and general practices within the banking industry.

     Principles   of  Consolidation  -  The  unaudited  consolidated
financial statements include the accounts of the Company and its wholly owned subsidiaries Community Trust Bank, NA, Commercial Bank (West Liberty), Community Trust Bank, FSB and Trust Company of
Kentucky. All significant intercompany transactions have been eliminated in consolidation.

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

      The amortized cost and fair value of securities available-for-sale as of March 31, 1997 are summarized as follows:

                                            Amortized    Fair
(in thousands)                                 Cost      Value

U.S. Treasury and government agencies       $ 45,173   $ 45,195
Mortgage-backed pass through
     certificates                            109,424    108,365

Collateralized mortgage obligations           18,835     18,435
Other debt securities                          3,264      3,167

     Total  debt securities                  176,696    175,162
Equity securities                             15,921     15,851
     Total Securities                       $192,617   $191,013

     The amortized cost and fair value of securities held-to-maturity as of March 31, 1997 are summarized as follows:

                                            Amortized    Fair
(in thousands)                                 Cost      Value

U.S. Treasury and government agencies       $ 25,847   $ 23,936
States and political subdivisions             53,393     53,878
Mortgage-backed pass through
     certificates                             44,952     44,221

Collateralized mortgage obligations           11,114     10,832
     Total Securities                       $135,306   $132,867

Note 3 - Loans

     Major classifications of loans are summarized as follows:

                                          March 31   December 31
(in thousands)                              1997        1996
Commercial, secured by real estate        $ 278,150  $ 270,315
Commercial, other                           250,262    234,793
Real Estate Construction                     80,310     79,069
Real Estate Mortgage                        411,724    411,067
Consumer                                    331,156    310,582
Equipment Lease Financing                     3,375      3,797
                                         $1,354,977 $1,309,623



Note 4 - Long-Term Debt

     Long-Term Debt consists of the following:

                                      March 31  December 31
                                        1997        1996
(in thousands)
Senior Notes                          $17,230     $17,230
Other                                   1,880       1,906
                                      $19,110     $19,136


      Refer to the 1996 Securities and Exchange Commission Form 10-K for information concerning rates and assets securing long-term debt.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Overview

      Community Trust Bancorp, Inc. (the "Company") is a multi-bank holding company headquartered in Pikeville, Kentucky. The Company owns two commercial banks, one savings bank and one trust company. Through its affiliates, the Company has over sixty banking locations serving 85,000 households in nineteen Eastern and Central Kentucky counties. The Company had total assets of $1.82 billion and total shareholders' equity of $150 million as of March 31, 1997. The Company's common stock is listed on NASDAQ under the symbol CTBI. Market makers are Herzog, Heine, Geduld, Inc., New York, New York; J.J.B. Hilliard, W.L. Lyons, Inc., Louisville, Kentucky; Morgan,
Keegan and Company, Inc., Memphis, Tennessee; J.C. Bradford & Co., Louisville, Kentucky; Bear, Stearns & Co., Inc., New York, New York; Robinson Humphrey Co., Inc., Atlanta, Georgia and Stifel Nicolaus & Co., Incorporated, St. Louis, Missouri.

      Effective January 1, 1997, the Company changed its name from Pikeville National Corporation to Community Trust Bancorp, Inc., changed the name of its lead bank from Pikeville National Bank and Trust Company to Community Trust Bank, National Association (the "Bank") and merged seven of its other commercial bank subsidiaries into the Bank. As a result of these transactions, the Bank has $1.6 billion in assets and forty-two offices in twelve Kentucky counties. The Company's thrift and trust subsidiaries, Community Trust Bank, FSB and Trust Company of Kentucky, remain subsidiaries of the Company and will continue to operate as independent entities.
      The Company excluded its subsidiary Commercial Bank, West Liberty, Kentucky ("West Liberty") from the merger of its commercial bank subsidiaries into the Bank. The Company has entered into a definitive agreement, subject to regulatory approval, to sell West Liberty to Commercial Bancshares, Inc., of West Liberty, Kentucky for cash of $10.2 million. West Liberty has $73 million in assets, constituting 4% of the Company's total consolidated assets. Consistent with the Company's strategic plan, the funds generated by the sale of West Liberty will provide the Company with the opportunity to expand in existing or enter into new markets through either internal expansion or acquisitions.

Stock Dividend

     On February 18, 1997, the Company's Board of Directors declared a 10% stock dividend. This stock dividend, payable on April 15, 1997 to shareholders of record on March 15, 1997, was in addition to the regular quarterly cash dividend paid on April 1, 1997 of 18 cents per share for shareholders of record on March 15, 1997. All per share data has been restated to reflect this stock dividend.

Trust Preferred Offering

     On April 16, 1997 the Company issued $34,500,000 of 9% Cumulative Trust Preferred Securities. Proceeds from the offering will be applied to the Company's general funds to be used for expansion through new branches and acquisitions, to fund growth in the Company's indirect consumer loan portfolio and for general corporate purposes.

      The Trust Preferred Securities were issued by CTBI Preferred Capital Trust, a newly formed Delaware business trust subsidiary of the Corporation. The Trust Preferred Securities were issued at $25 per share and are quoted on The Nasdaq Stock Market's National Market under the symbol "CTBIP". Morgan Keegan & Company and J.J.B. Hilliard, W.L. Lyons, Inc. were the underwriters for the offering.

Income Statement Review

      The Company's net income before extraordinary income for the three months ended March 31, 1997 was $4.5 million or $0.44 per share as compared to $4.2 million or $0.42 per share for the three months ended March 31, 1996. Total earnings for the period were $7.5 million or $0.74 per share including an extraordinary item of $3.0 million or $0.30 per share received in a settlement from a former vendor. The following table sets forth on an annualized basis the return on average assets and return on average shareholders' equity for the three months ended March 31, 1997 and 1996:

                                          Three months ended
                                               March 31
                                              1997   1996

Return on average shareholders' equity      20.45%  12.42%
Return on average assets                     1.73%   0.98%

      The Company's net income for the first quarter of 1997 increased $3.3 million or 80% as compared to the same period in 1996. Earnings per share increased $0.32 per share or 76% for the three months ended March 31, 1997, as compared to the first quarter of 1996. The increase in net income was caused by increases in the net interest margin from 4.30% for the first quarter of 1996 to 4.87% for the first quarter of 1997; by increases in average earning assets and the extraordinary item described above. The increase in average earning assets were caused by internally generated growth for the first quarter as compared to 1996. Additionally, while total earnings assets increased 2% over the period, the increase in average loans for the period was 3.5%.

      Provision for loan losses increased by $0.2 million from $1.5 million for the three months ended March 31, 1996 to $1.7 million for the quarter ended March 31, 1997 as net charge-offs increased for the three month period as compared to the same period in 1996. The increase in net charge-offs were due to increases in the loan portfolio from internally generated growth. Net noninterest income increased $0.2 million for the quarter as compared to the first quarter of 1996. Net noninterest expense for the quarter increased by $1.4 million as compared to the same period in 1996.

Net Interest Income

      Net interest income increased $2.0 million or 11% from $17.8 million for the first quarter of 1996 to $19.7 million for the first quarter of 1997. Interest income and interest expense both increased for the quarter ending March 31, 1997 as compared to the same period in 1996, with interest income increasing $2.5 million and interest expense increasing $0.5 million.

      The increase in net interest income for the three month period was driven by increases in net interest margin and increases in average earning assets due to internally generated growth. Average earning assets increased 1% from $1.66 billion for the three months ended March 31, 1996 to $1.68 billion for the same period in 1997.

      The yield on interest earning assets increased 21 basis points for the first quarter of 1997 as compared to the same period in 1996.

The cost of interest bearing funds decreased 38 basis points for the first quarter of 1997 as compared to the same period in 1996. As a result the net interest margin increased from 4.30% for the first quarter of 1996 to 4.87% for the current quarter.

      The increases in yield and interest margin are due in large part from growth in the Company's loan portfolio, the highest yielding asset. Loan portfolio growth was caused by internally generated growth. The Company's average loans increased 3.5% from $1.29 billion for the first quarter of 1996 to $1.34 billion for the first quarter of 1997. Loans accounted for 85% of total interest income for the first quarter of 1997 compared to 79% for the first quarter of 1996.

     The following table summarizes the annualized net interest spread and net interest margin for the three months ended March 31, 1997 and 1996.

                                   Three Months Ended
                                        March 31
                                     1997       1996

Yield on interest earning assets     8.97%      8.94%
Cost of interest bearing funds       4.82%      4.95%
Net interest spread                  4.15%      3.99%
Net interest margin                  4.84%      4.62%

Provision for Loan Losses

      The analysis of the changes in the allowance for loan losses and selected ratios is set forth below.

                                                  Three Months Ended
                                                        March 31
(in thousands)                                     1997          1996

Allowance balance January 1                      $18,825       $16,082
Additions to allowance charged against operations  1,718         1,488
Recoveries credited to allowance                     971           554
Losses charged against allowance                  (2,290)       (1,698)
Allowance balance at March 31                    $19,224       $16,426

Allowance for loan losses to period-end loans       1.42%         1.25%
Average loans, net of unearned income         $1,327,239    $1,130,576
Provision for loan losses to
 average loans, annualized                           .52%          .53%
Loan charge-offs, net of recoveries to
 average loans, annualized                           .40%          .40%


      The Company increased its provision for loan losses as a result of the growth in its loan portfolio, and to a lesser degree, due to its increase in net charge-offs, measured in raw dollars. Net charge-offs represent the amount of loans charged off less amounts recovered on loans previously charged off. Net charge-offs as a percentage of average loans outstanding was the same during the first three months of 1997 as compared to the same period in 1996. The Company's non-performing loans (90 days past due and non-accrual) were 1.22% and 1.29% of outstanding loans at December 31, 1996 and March 31, 1997, respectively.

      Any loans classified as loss, doubtful, substandard or special mention that are not included in non-performing loans do not (1) represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity or capital resources or (2) represent material credits about which management has knowledge of any information which would cause management to have serious doubts as to the ability of the borrowers to comply with the loan repayment terms. The Company does not believe there are currently any trends, events or uncertainties that are reasonably likely to have a material effect on the volume of its non-performing loans.


Noninterest Income

      The Company's noninterest income increased 6% from $3.2 million for the three months ended March 31, 1996 to $3.4 million for the first quarter of 1997. All categories of noninterest income increased during the three month period for 1997, as compared to the same period in 1996, except for Other noninterest income which declined from $1.3 million to $1.1 million for the first quarter.


Noninterest Expense

      The Company's noninterest expense increased by 10% from $13.5 million for the three months ended March 31, 1996 to $14.9 million for the same period in 1997. All categories of noninterest expense experienced increases for the quarter ended March 31, 1997 compared to the first quarter in 1996 with the exception of Stationery, printing and office supplies which showed a 12% decrease. The largest categories  showing  increases  were  Other  noninterest  expense  and
Salaries and employee benefits which increased by $0.8 million and $0.5 million, respectively. The increase is attributed to the cost of expansion as the Company prepares to open 5 additional branches over the next 12 months and the temporary costs associated with consolidating the processing functions of the 7 commercial banks that merged into the lead bank on January 1, 1997.

Balance Sheet Review

      Total assets were at $1.82 billion at both December 31, 1996 and March 31, 1997. During this time, loans increased from $1.29 billion to $1.34 billion or an annualized rate of 14%. The asset category which declined most was Securities available-for-sale which declined from $230.0 million at December 31, 1996 to $191.0 million at March 31, 1997 as the Company chose not to reinvest proceeds from matured securities back into the securities portfolio but rather to retain the cash to fund anticipated future loan growth.

      The Company's largest liability, deposits, increased from $1.48 billion as of December 31, 1996 to $1.49 billion as of March 31, 1997. Noninterest bearing deposits increased from $200.2 million at December 31, 1996 to $195.8 million at March 31, 1997. Interest bearing deposits increased from $1.28 billion to $1.29 billion during the same period. The Company's long-term debt stayed at approximately the same level during the period at $19.1 million. The Company's advances from Federal Home Loan Bank increased only marginally from $111.0 million at December 31, 1996 to $111.8 million at March 31, 1997 as the Company relied primarily on deposit growth and maturing securities as the source of funding for the additional loan demand.


Loans

      Loans increased from $1.31 billion as of December 31, 1996 to $1.35 billion as of March 31, 1997. The loan categories which increased most were commercial, other and consumer loans. Commercial, other increased from $234.8 million as of December 31, 1996 to $250.0 million as of March 31, 1997. Consumer loans increased from $310.6 million as of December 31, 1996 to $331.1 million as of March 31, 1997. Consumer loans increased due to the Company's aggressive expansion into the indirect consumer loan market in Kentucky. Other than lease financing, which declined from $3.8 million to $3.4 million, all other loan categories increased during the period from December 31, 1996 to March 31, 1997.

     Non-accrual and 90 days past due loans amounted to 1.21% of total loans outstanding as of December 31, 1996 and 1.29% of total loans outstanding as of March 31, 1997. Non-accrual loans as a percentage of total loans outstanding were at 0.75% as of December 31, 1996 and March 31, 1997. During the same period, loans 90 days or more past due increased 9 basis points from 0.44% of total loans outstanding to 0.53%. The allowance for loan losses decreased from 1.44% of total loans outstanding as of December 31, 1996 to 1.42% as of March 31, 1997. The allowance for loan losses as a percentage of non-accrual loans and loans 90 days or past due was 103% at December 31, 1996 and 110% at March 31, 1997.

      The following table summarizes the Company's loans that are non-accrual or past due 90 days or more as of March 31, 1997 and December 31, 1996.

                                    As a % of   Accruing loans   As a % of
                      Non-accrual loan balances  past due 90   loan balances
                         loans     by category   days or more   by category
(in thousands)
March 31, 1997

Commercial loans,
 secured by real estate $ 4,033       1.45%         $2,553         0.92%
Commercial loans, other   4,031       1.59           1,430         0.53
Consumer loans,
 secured by real estate   1,660       0.34           2,381         0.48
Consumer loans, other       498       0.15             913         0.28
 Total                  $10,222       0.75%         $7,277         0.53%


December 31, 1996

Commercial loans,
 secured by real estate $ 4,802       1.78%         $1,075         0.40%
Commercial loans, other   3,217       1.27           1,424         0.60
Consumer loans,
 secured by real estate   1,705       0.35           2,416         0.49
Consumer loans, other       432       0.14             885         0.28
 Total                  $10,156       0.75%         $5,800         0.44%


Allowance for loan losses

     Management analyzes the adequacy of its allowance for loan losses on a quarterly basis. The loan portfolio of each affiliate bank is analyzed by each major loan category, with a review of the following areas: (i) specific allocations based upon a review of selected loans for loss potential; (ii) an allocation which estimates reserves based upon the remaining pool of loans in each category derived from historical net charge-off data, delinquency trends and other relevant factors and (iii) an unallocated portion of the allowance which provides for a margin of error in estimating the allocations described above and provides for risks inherent in the portfolio which may not be specifically addressed elsewhere.

      Off-balance sheet risk is addressed by including letters of credit in the Company's allowance adequacy analysis and through a monthly review of all letters of credit outstanding. The Company's loan review and problem loan analysis includes evaluation of deteriorating letters of credit. Volume and trends in delinquencies are monitored monthly by management, regional advisory boards and the boards of directors of the respective banks.

Securities

      The Company uses its securities held-to-maturity for production of income and to manage cash flow needs through expected maturities. The Company uses its securities available-for-sale for income and balance sheet liquidity management. The book value of securities available-for-sale decreased from $230.0 million as of December 31, 1996 to $191.0 million as of March 31, 1997. Securities held-to-maturity declined from $137.7 million to $135.3 million during the same period. Total securities as a percentage of total assets was 20.3% as of December 31, 1996 and 17.7% as of March 31, 1997.


Liquidity and Capital Resources

      The Company's liquidity objectives are to ensure that funds are available for the affiliate banks to meet deposit withdrawals and credit demands without unduly penalizing profitability, and to ensure that funding is available for the Company to meet ongoing cash needs while maximizing profitability. The Company continues to identify ways to provide for liquidity on both a current and long-term basis. The subsidiary banks rely mainly on core deposits, certificates of $100,000 or more, repayment of principal and interest on loans and securities, and federal funds sold and purchased to create long-term liquidity. The subsidiary banks also rely on the sale of securities under repurchase agreements, securities available-for-sale and Federal Home Loan Bank borrowings.

      Deposits increased from $1.48 billion to $1.50 billion from December 31, 1996 to March 31, 1997. Noninterest bearing deposits increased by $13 million while noninterest bearing deposits increased by $10 million.

      Due to the nature of the markets served by the subsidiary banks, management believes that the majority of its certificates of deposits of $100,000 or more are no more volatile than its core deposits. During the periods of low interest rates, these deposit balances remained stable as a percentage of total deposits. In addition, arrangements have been made with correspondent banks for the purchase of federal funds on an unsecured basis, up to an aggregate of $87 million, if necessary, to meet the Company's liquidity needs.

      The Company owns $191 million of securities valued at market price that are designated as available-for-sale and available to meet liquidity needs on a continuing basis. The Company also relies on Federal Home Loan Bank advances for both liquidity and management of its asset/liability position. These advances have sometimes been matched against pools of residential mortgage loans which are not sold in the secondary market, some of which have original maturities of ten to fifteen years. Federal Home Loan Bank Advances increased marginally from $111.0 million as of December 31, 1996 to $111.8 million as of March 31, 1997.

      The  Company  generally relies upon net  inflows  of  cash  from financing  activities,  supplemented  by  net  inflows  of  cash  from operating activities, to provide cash for its investing activities. As is typical of many financial institutions, significant financing activities include deposit gathering, use of short-term borrowing facilities such as federal funds purchased and securities sold under repurchase agreements, and issuance of long-term debt. The Company currently has a $17.5 million revolving line of credit available to meet any future cash needs (see long-term debt footnote to the consolidated financial statements). The Company's primary investing activities include purchases of securities and loan originations.

       In  conjunction  with  maintaining  a  satisfactory  level   of
liquidity, management monitors the degree of interest rate risk assumed on the balance sheet. The Company monitors its interest rate risk by use of the static and dynamic gap models at the one year interval. The static gap model monitors the difference in interest rate sensitive assets and interest rate sensitive liabilities as a percentage of total assets that mature within the specified time frame. The dynamic gap model goes further in that it assumes that interest rate sensitive assets and liabilities will be reinvested. The Company uses the Sendero system to monitor its interest rate risk. The Company desires an interest sensitivity gap of not more than fifteen percent of total assets at the one year interval.

      On a limited basis, the Company now uses interest rate swaps and sales of options on securities as additional tools in managing interest rate risk. Interest rate swaps involve an exchange of cash flows based on the notional principal amount and agreed upon fixed and variable interest rates. In this transaction, the Company has agreed to pay a floating interest rate based on London Inter-Bank Offering Rate (LIBOR) and receive a fixed interest rate in return. On options, the Company has sold the right to a third party to purchase securities the Company currently owns at a fixed price on a future date. The Company had no options outstanding at March 31, 1997. The impact on operations of interest rate swaps and options was not material during the first three months of 1996 or 1997.

      The Company's principal source of funds used to pay dividends to shareholders and service long-term debt is the dividends it receives from subsidiary banks. Various federal and state statutory provisions, in addition to regulatory policies and directives, limit the amount of dividends that subsidiary banks can pay without prior regulatory approval. These restrictions have had no major impact on the Company's dividend policy or its ability to service long-term debt, nor is it anticipated that they will have any major impact in the foreseeable future. In addition to the subsidiary banks' 1997 profits, approximately $4.5 million can be paid to the Company as dividends without prior regulatory approval.

      The  primary  source  of  capital for the  Company  is  retained earnings. The Company declared dividends of $0.18 per share for the first quarter of 1997 and $0.16 for the first quarter of 1996. Earnings per share for the same periods were $0.74 and $0.42, respectively. The Company retained 76% of earnings for the first three months of 1997.

      Under guidelines issued by banking regulators, the Company and its subsidiary banks are required to maintain a minimum Tier 1 risk-based capital ratio of 4% and a minimum total risk-based ratio of 8%. Risk-based capital ratios weight the relative risk factors of all assets and consider the risk associated with off-balance sheet items. The Company must also maintain a minimum Tier 1 leverage ratio of 4% as of March 31, 1997. The Company's Tier 1 leverage, Tier 1 risk-based and total risk-based ratios were 7.55%, 9.88% and 11.13%, respectively as of March 31, 1997.

      As of March 31, 1997, management is not aware of any current recommendations by banking regulatory authorities which, if they were to be implemented, would have, or would be reasonably likely to have, a material adverse impact on the Company's liquidity, capital resources, or operations.


Impact of Inflation and Changing Prices

     The majority of the Company's assets and liabilities are monetary in nature. Therefore, the Company differs greatly from most commercial and industrial companies that have significant investment in nonmonetary assets, such as fixed assets and inventories. However, inflation does have an important impact on the growth of assets in the banking industry and on the resulting need to increase equity capital at higher than normal rates in order to maintain an appropriate equity to assets ratio. Inflation also affects other expenses, which tend to rise during periods of general inflation.

      Management believes the most significant impact on financial and operating results is the Company's ability to react to changes in interest rates. Management seeks to maintain an essentially balanced position between interest rate sensitive assets and liabilities in order to protect against the effects of wide interest rate fluctuations.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                       None

Item 2.  Changes in Securities                   None

Item 3.  Defaults Upon Senior Securities         None

Item 4.  Submission of Matters to a vote         None
          of Security Holders

Item 5.  Other Information                       None

Item 6.  Exhibits and Reports on Form 8-K

     a. Exhibits
          Exhibit 27. Financial Data Schedule

     b. Reports on Form 8-K
          Form 8-K was filed on January 24, 1997 reporting a settlement on a lawsuit which had been pending with a former software vendor resulting in a net extraordinary gain of $3 million.

                              SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Corporation has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  COMMUNITY TRUST BANCORP, INC.
                                  by




Date:  May 15, 1997                Richard M. Levy
                                   Richard M. Levy
                                   Executive Vice President
                                   Principal Financial Officer