Form 10-Q
period 1997-06-30
PIKEVILLE NATIONAL CORP
filed 1997-08-15
CIK 350852

18







                  SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, DC. 20549

                               FORM 10-Q


     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended June 30, 1997

                                  or

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

     Common stock - 10,060,631 shares outstanding at July 31, 1997

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

  Index to consolidated financial statements:

      Consolidated Balance Sheets                3
      Consolidated Statements of Income          4
      Consolidated Statements of Cash Flows      5
      Notes to Consolidated Financial Statements 6

Consolidated Balance Sheets

                                            June 30      December 31
(In thousands except share data)              1997           1996

Assets:
Cash and due from banks                  $    56,386   $    63,048
Interest bearing deposits in
 other financial institutions                    119           836
Federal funds sold                            48,135             0
Securities available-for-sale                187,965       229,952
Securities held-to-maturity (fair value
 of $132,649 and $137,383, respectively)     133,921       137,733
Loans                                      1,324,882     1,309,623
 Allowance for loan losses                   (19,163)      (18,825)
 Net loans                                 1,305,719     1,290,798
Premises and equipment, net                   47,263        46,275
Excess of cost over net assets acquired
 (net of accumulated amortization of
 $7,214 and $6,674, respectively)             19,298        19,822
Other assets                                  36,714        27,196
  Total  Assets                          $ 1,835,520   $ 1,815,660


Liabilities and Shareholders' Equity:
Deposits:
 Noninterest bearing                     $   190,475   $   200,222
 Interest bearing                          1,270,263     1,280,600
Total deposits                             1,460,738     1,480,822
Federal funds purchased and other
 short-term borrowings                        24,141        44,585
Other liabilities                             18,566        15,394
Advances from Federal Home Loan Bank         124,597       110,969
Long-term debt                                53,505        19,136
   Total  Liabilities                      1,681,547     1,670,906


Shareholders' Equity:
Preferred stock, 300,000 shares authorized and unissued
Common stock, $5 par value, shares authorized  25,000,000;
 shares issued and outstanding,
 1997 - 10,060,494; 1996 - 9,128,814         50,302         45,644
Capital surplus                              28,056         27,915
Retained earnings                            75,866         71,976
Net unrealized appreciation (depreciation)
  on  securities available-for-sale,
  net of tax                                   (251)          (781)
 Total Shareholders' Equity                 153,973        144,754

 Total  Liabilities and
 Shareholders' Equity                   $ 1,835,520    $ 1,815,660




The accompanying notes are an integral part of these statements.

Consolidated Statements of Income
                                      Three months ended  Six months ended
                                            June 30            June 30
(In thousands except per share data)     1997      1996     1997     1996
Interest Income:
 Interest and fees on loans           $32,656   $28,397  $64,374  $56,129
 Interest and dividends on securities
  Taxable                               4,304     6,248    9,103   12,209
  Tax exempt                              684       756    1,357    1,518
 Interest on federal funds sold           423         0      589      450
 Interest on deposits in other financial
  institutions                              6        11       18       23
  Total Interest Income                38,073    35,412   75,441   70,329

Interest Expense:
 Interest on deposits                  15,450    14,898   30,520   30,346
 Interest on federal funds purchased and
  other short-term borrowings             387       288      814      558
 Interest on advances from
   Federal Home Loan Bank               1,760     1,196    3,510    2,092
 Interest on long-term debt             1,048       493    1,461    1,046
  Total Interest Expense               18,645    16,875   36,305   34,042

Net interest income                    19,428    18,537   39,136   36,287
Provision for loan losses               1,731     1,686    3,449    3,174
Net  interest  income  after
  provision for loan  losses           17,697    16,851   35,687   33,113

Noninterest Income:
 Service charges on deposit accounts    1,821     1,556    3,513    2,883
 Gains on sale of loans, net              242       588      447      751
 Trust income                             474       406      871      798
 Securities gains, net                    (46)       18       46       60
 Other                                  1,250     1,094    2,308    2,429
  Total Noninterest Income              3,741     3,662    7,185    6,921

Noninterest Expense:
 Salaries and employee benefits         6,847     7,194   14,413   14,277
 Occupancy, net                         1,017       990    2,032    1,950
 Equipment                                939       945    1,920    1,884
 Data processing                          701       569    1,375    1,208
 Stationery, printing and office supplies 455       379      896      881
 Taxes other than payroll, property
  and income                              546       508    1,071    1,011
 FDIC insurance                            79         6      114       13
 Other                                  4,152     3,048    7,804    5,892
  Total Noninterest Expense            14,736    13,639   29,625   27,116

Income before income taxes and
  extraordinary gain                    6,702     6,874   13,247   12,918
Extraordinary gain (loss), net of tax       0         0    3,085        0
Income before income taxes              6,702     6,874   16,332   12,918
Income tax expense                      2,146     2,137    4,230    3,978
   Net Income                        $  4,556   $ 4,737 $ 12,102  $ 8,940


Net  income  per share                $  0.45   $  0.47(1)$ 1.20   $ 0.89(1)

Average shares outstanding             10,060    10,053(1) 10,059  10,052(1)

(1) Per share data and average shares outstanding have been restated to reflect the 10% stock dividend issued on April 15, 1997.

The accompanying notes are an integral part of these statements.

Consolidated Statements of Cash Flows
                                                  Six months ended
                                                      June 30
(In thousands)                                     1997       1996
Cash flows from operating activities:
  Net income                                    $ 12,102   $  8,940
  Adjustments to reconcile net income to net
   cash provided by operating activities:
  Depreciation and amortization                    2,548      2,546
  Provision for loan and other real estate losses  3,474      3,221
  Securities gains, net                             (119)        (8)
  Gain on sale of loans, net                        (447)      (751)
  Gain on sale of assets                               4        (31)
  Net amortization of securities premiums            181        229
  Net change in loans held for sale               77,793      5,276
  Changes in:
   Other assets                                   (9,481)       (21)
   Other liabilities                               3,187        653
     Net cash provided by operating activities    89,242     20,054

Cash flows from investing activities:
  Proceeds from:
  Sale/call of securities available-for-sale      29,201      2,527
    Maturity of securities available-for-sale     26,337     26,305
    Maturity of securities held-to-maturity        2,792      6,638
  Principal payments on mortgage-backed securities 1,927     24,933
  Purchase of:
    Securities available-for-sale                (13,015)   (39,639)
    Securities held-to-maturity                        0     (3,441)
  Mortgage-backed securities                      (1,000)    (1,228)
  Net change in loans                            (95,790)  (108,385)
  Net change in premises and equipment            (2,984)    (1,519)
  Other                                                0        980
     Net cash used in investing activities       (52,532)   (92,829)

Cash flows from financing activities:
  Net change in deposits                         (20,084)    (5,683)
  Net change in federal funds purchased and
    other short-term borrowings                  (20,444)       398
  Advances from Federal Home Loan Bank            70,232     57,000
  Repayments of advances from
   Federal Home Loan Bank                        (56,604)   (10,239)
  Proceeds from long-term debt                    34,500      1,000
  Payments on long-term debt                        (132)    (6,919)
  Issuance of common stock                           230          -
  Dividends paid                                  (3,652)    (3,285)
     Net cash provided by financing activities     4,046     32,272

Net increase (decrease) in cash and cash
   equivalents                                    40,756    (40,503)
Cash and cash equivalents at beginning of year    63,884    107,012
Cash and cash equivalents at end of period     $ 104,640  $  66,509


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

     Principles   of  Consolidation  -  The  unaudited  consolidated
financial statements include the accounts of the Company and its wholly owned subsidiaries Community Trust Bank, NA, Commercial Bank (West Liberty), Community Trust Bank, FSB, Trust Company of Kentucky, National Association, CTBI Preferred Capital Trust, and Community Trust Funding Corporation. All significant intercompany transactions have been eliminated in consolidation.

Note 2 - Securities

      Securities are classified into held-to-maturity, available-for-sale, and trading categories. Held-to-maturity securities are those which the Company has the positive intent and ability to hold to maturity and are reported at amortized cost. Available-for-sale securities are those which the Company may decide to sell if needed for liquidity, asset-liability management or other reasons. Available-for- sale securities are reported at fair value, with unrealized gains or losses included as a separate component of equity, net of tax.

      The amortized cost and fair value of securities available-for-sale as of June 30, 1997 are summarized as follows:

                                            Amortized    Fair
(in thousands)                                 Cost      Value

U.S. Treasury and government agencies       $ 42,210    $ 42,400
Mortgage-backed pass through
     certificates                             93,244      93,079

Collateralized mortgage obligations           18,139      17,917
Other debt securities                         18,593      18,446

     Total  debt securities                  172,186     171,842
Equity securities                             16,100      16,123
     Total Securities                       $188,286    $187,965

     The amortized cost and fair value of securities held-to-maturity as of June 30, 1997 are summarized as follows:

                                            Amortized    Fair
(in thousands)                                 Cost      Value

U.S. Treasury and government agencies       $ 26,352    $ 24,798
States and political subdivisions             52,753      53,626
Mortgage-backed pass through
     certificates                             40,626      40,240

Collateralized mortgage obligations           14,190      13,985
     Total Securities                       $133,921    $132,649

Note 3 - Loans

     Major classifications of loans are summarized as follows:

                                           June 30    December 31
(in thousands)                               1997        1996
Commercial, secured by real estate        $ 271,506   $ 270,315
Commercial, other                           264,798     234,793
Real Estate Construction                     81,005      79,069
Real Estate Mortgage                        414,901     411,067
Consumer                                    289,537     310,582
Equipment Lease Financing                     3,135       3,797
                                         $1,324,882  $1,309,623



Note 4 - Long-Term Debt

     Long-Term Debt consists of the following:

                                      June 30    December 31
                                        1997         1996
(in thousands)
Trust Preferred Securities *          $34,500     $     0
Senior Notes                           17,230      17,230
Other                                   1,774       1,906
                                      $53,504     $19,136


      Refer to the 1996 Securities and Exchange Commission Form 10-K for information concerning rates and assets securing long-term debt.

* 9.0% cumulative, payable quarterly, maturing 2027, subordinated to all other liabilities of the Company

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Overview

      Community Trust Bancorp, Inc. (the "Company") is a multi-bank holding company headquartered in Pikeville, Kentucky. At June 30, 1997 the Company owned two commercial banks (see Commercial Bank, West Liberty below), one savings bank and one trust company. Through its affiliates, the Company has over sixty banking locations serving 85,000 households in various Eastern and Central Kentucky counties. The Company had total assets of $1.84 billion and total shareholders' equity of $154 million as of June 30, 1997. The Company's common stock is listed on NASDAQ under the symbol CTBI. Market makers are Herzog, Heine, Geduld, Inc., New York, New York; J.J.B. Hilliard, W.L. Lyons, Inc., Louisville, Kentucky; Morgan, Keegan and Company, Inc., Memphis, Tennessee; J.C. Bradford & Co., Louisville, Kentucky; Bear, Stearns & Co., Inc., New York, New York; Robinson Humphrey Co., Inc., Atlanta, Georgia and Stifel Nicolaus & Co., Incorporated, St. Louis, Missouri.

      Effective January 1, 1997, the Company changed its name from Pikeville National Corporation to Community Trust Bancorp, Inc., changed the name of its lead bank from Pikeville National Bank and Trust Company to Community Trust Bank, National Association (the "Bank") and merged seven of its other commercial bank subsidiaries into the Bank. As a result of these transactions, the Bank has $1.6 billion in assets and numerous locations throughout eastern and central Kentucky. The Company's thrift and trust subsidiaries, Community Trust Bank, FSB and Trust Company of Kentucky, N.A., remain wholly-owned subsidiaries of the Company and will continue to operate as independent entities.

Commercial Bank, West Liberty

      The Company excluded its subsidiary Commercial Bank, West Liberty, Kentucky ("West Liberty") from the merger of its commercial bank subsidiaries into the Bank, in anticipation of selling West Liberty, as first publicly announced in November 1996. The Company had entered into a definitive agreement to sell West Liberty to Commercial Bancshares, Inc., of West Liberty, Kentucky for cash of approximately $10.2 million. This sale was completed in early July 1997, resulting in an after-tax gain of approximately $2.2 million. West Liberty had $79 million in assets, constituting 4% of the Company's total consolidated assets. Consistent with the Company's strategic plan, the funds generated by the sale of West Liberty will provide the Company with the opportunity to expand existing or enter into new markets through either internal expansion or acquisitions.

Stock Dividend

     On February 18, 1997, the Company's Board of Directors declared a 10% stock dividend. This stock dividend, paid on April 15, 1997 to shareholders of record on March 15, 1997, was in addition to the regular quarterly cash dividends paid on (1) April 1, 1997 of 18 cents per share for shareholders of record on March 15, 1997, and (2) July 1, 1997 of 18 cents per share for shareholders of record on June 15, 1997. All per share data has been restated to reflect this stock dividend.

Trust Preferred Offering

     On April 16, 1997 the Company issued $34,500,000 of 9% Cumulative Trust Preferred Securities. Proceeds from the offering were applied to the Company's general funds to be used for expansion through new branches and acquisitions, to fund growth in the Company's indirect consumer loan portfolio and for general Company purposes.

      The Trust Preferred Securities were issued by CTBI Preferred Capital Trust, a newly formed Delaware business trust wholly owned by the Company. The Trust Preferred Securities were issued at $25 per share and are quoted on The Nasdaq Stock Market's National Market under the symbol "CTBIP". Morgan Keegan & Company and J.J.B. Hilliard, W.L. Lyons, Inc. were the underwriters for the offering.

Loan Securitization

     On June 5, 1997 the Bank securitized approximately $81 million of indirect retail installment loans as part of its overall strategy to originate, sell and service indirect loans. This loan portfolio was sold to Community Trust Funding Corporation, a wholly-owned subsidiary of the Company, which subsequently sold the loan portfolio to CTB Auto Grantor Trust 1997-A and issued trust certificates to institutional investors. The Bank remains the servicer of the loan portfolio and will use the proceeds from the transaction to originate additional indirect retail installment sales contracts, to fund expansion and for other general Company purposes.

Income Statement Review

     The Company's net income before extraordinary items for the three months ended June 30, 1997 was $4.6 million or $0.45 per share as compared to $4.7 million or $0.47 per share for the three months ended June 30, 1996. Total earnings for the six months ended June 30, 1997 were $12.1 million or $1.20 per share, including a first quarter extraordinary item of $3.0 million or $0.30 per share received in a settlement with a former vendor. The following table sets forth on an annualized basis the return on average assets and return on average shareholders' equity for the three and six months ended June 30, 1997 and 1996:

                                      Three months ended    Six months ended
                                            June 30              June 30
                                         1997     1996        1997     1996

Return on average shareholders' equity
     before extraordinary item          11.98%   13.98%      12.05%   13.24%
     after extraordinary item           11.98%   13.98%      16.17%   13.24%
Return on average assets
    before extraordinary item            0.99%    1.09%       0.99%    1.04%
      after  extraordinary  item         0.99%    1.09%       1.33%    1.04%

     The Company's net income for the second quarter of 1997 decreased $181 thousand or 4% as compared to the same period in 1996. Earnings per share decreased $0.02 per share or 4% for the three months ended June 30, 1997, as compared to the second quarter of 1996. The decrease in net income was the result of increases in noninterest expense, including personnel, training, and advertising, which were to a large extent offset by increases in net interest income and higher noninterest income. Training and personnel expenses were the result of planning and implementation of the consolidation of the merged affiliates which occurred on January 1, 1997. Advertising increases occurred so that the Company's name change would be well recognized in our market areas. Noninterest income increased $79 thousand for the quarter as compared to the second quarter of 1996. Noninterest expense for the quarter increased by $1.1 million as compared to the same period in 1996.

      Provision for loan losses for the three months ended June 30, 1997 was $1.7 million, nearly unchanged when compared to $1.5 million for the same period in 1996. For the six months ended June 30, 1997 the provision was $3.4 million, a 9% increase over the same period in 1996 resulting primarily from a 9% growth in the Company's loan portfolio over the same period.


Net Interest Income

      Net interest income increased $0.9 million or 5% from $18.5 million for the second quarter of 1996 to $19.4 million for the second quarter of 1997. Interest income and interest expense both increased for the quarter ending June 30, 1997 as compared to the same period in 1996, with interest income increasing $2.7 million and interest expense increasing $1.8 million.

      The increase in net interest income for the three month period was primarily due to increases in average earning assets due to loan growth. The loan-to-deposit ratio at the end of June 1997 was 91.90% as compared to 81.39% for the end of June 1996, after accounting for the securitization of approximately $81 million in retail installment contracts (see Loan Securitization).

     The yield on interest earning assets increased 8 basis points for the second quarter of 1997 as compared to the same period in 1996. The cost of interest bearing funds increased 23 basis points for the second quarter of 1997 as compared to the same period in 1996. As a result the net interest margin decreased from 4.78% for the second quarter of 1996 to 4.68% for the current quarter. For the six months ended June 30, 1997 the yield on interest earning assets increased 10 basis points from 8.97% in 1996 to 9.07% in 1997. The cost of interest bearing funds increased 9 basis point from 4.88% in 1996 to 4.98% in 1997. As a result, the net interest margin for the six months ended June 30, 1997 increased 6 basis points to 4.76% over the same period in 1996.

      The increases in yield and interest margin are due in large part from growth in the Company's loan portfolio, the highest yielding asset. Loan portfolio growth was caused by internally generated growth. The Company's average loans increased 3.5% from $1.16 billion for the second quarter of 1996 to $1.34 billion for the second quarter of 1997. Loans accounted for 85% of total interest income for the second quarter of 1997 compared to 80% for the second quarter of 1996.

     The following table summarizes the annualized net interest spread and net interest margin for the three months ended June 30, 1997 and 1996.

                                Three Months Ended      Six months ended
                                      June 30                June 30
                                  1997      1996          1997     1996
Yield on interest earning assets  9.05%     8.99%         9.07%    8.97%
Cost of interest bearing funds    5.05%     4.82%         4.98%    4.88%
Net interest spread               4.00%     4.17%         4.09%    4.09%
Net interest margin               4.68%     4.78%         4.76%    4.70%

Provision for Loan Losses

      The analysis of the changes in the allowance for loan losses and selected ratios is set forth below.

                                              Six Months Ended
                                                   June 30
(in thousands)                                  1997     1996

Allowance balance January 1                   $18,825  $16,082
Additions to allowance charged
  against operations                            3,449    3,174
Recoveries credited to allowance                1,844    1,218
Losses charged against allowance               (4,955)  (2,775)
Allowance balance at June 30                  $19,163  $17,699

Allowance for loan losses to period-end loans   1.45%    1.46%
Average loans, net of unearned income      $1,338,485  $1,159,339
Provision for loan losses to
 average loans, annualized                       .52%     .55%
Loan charge-offs, net of recoveries to
 average loans, annualized                       .46%     .27%


      The Company increased its provision for loan losses as a result of the growth in its loan portfolio, and to a lesser degree, due to its increase in net charge-offs, measured in raw dollars. Net charge-offs represent the amount of loans charged off less amounts recovered on loans previously charged off. Net charge-offs as a percentage of average loans outstanding increased 19 basis points to 0.46% for the six months ended June 30, 1997 as compared to the same period in 1996. The Company's non-performing loans (90 days past due and non-accrual) were 1.21% and 1.47% of outstanding loans at December 31, 1996 and June 30, 1997, respectively.

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


Noninterest Income

      The Company's noninterest income increased 2% from $3.66 million for the three months ended June 30, 1996 to $3.74 million for the three months ended June 30, 1997. Deposit-related fees represent the largest category of increase, while gains on the sale of loans declined from the same period in 1996.

Noninterest Expense

      The Company's noninterest expense increased by 8% from $13.6 million for the three months ended June 30, 1996 to $14.7 million for the same period in 1997. Most major categories of noninterest expense experienced increases for the quarter ended June 30, 1997 compared to the same quarter in 1996. The categories showing larger increases were salaries and employee benefits, occupancy and equipment, and data processing. The increases are attributed to the cost of expansion as the Company prepares to open additional branches over the next several months and the temporary costs associated with consolidating the processing functions of the seven commercial banks that merged into the Bank on January 1, 1997.

Balance Sheet Review

     Total assets increased from $1.82 billion at December 31, 1996 to $1.84 billion at June 30, 1997, or an annualized rate of 5%. During this time, loans increased from $1.29 billion to $1.31 billion, after the securitization in June 1997 of approximately $81 million of the Bank's retail installment contracts. The asset category which declined most was securities available-for-sale; as these securities mature, the liquidity is being used to fund the Company's loan portfolio growth.

      The Company's largest liability, deposits, declined from $1.48 billion as of December 31, 1996 to $1.46 billion as of June 30, 1997. The decline in deposits was marginal in both interest bearing and noninterest bearing as noninterest bearing deposits declined from $200.2 million at December 31, 1996 to $190.5 million at June 30, 1997. The Company increased its long-term debt during the period from $19.1 million as of December 31, 1996 to $53.5 million as of June 30, 1997, due to the issuance of $34.5 million in Trust Preferred
Securities in April 1997 (see Trust Preferred Offering). The Company's advances from the Federal Home Loan Bank increased from $110.9 million at December 31, 1996 to $124.6 million at June 30, 1997 as the Company used this liquidity as a source of funding for loan growth.


Loans

      Loans decreased from $1.35 billion as of March 31, 1997 to $1.32 billion as of June 30, 1997, primarily due to the securitization of indirect retail installment contracts discussed earlier (see Loan Securitization). The "Commercial- Other" loan category increased from $250.0 million as of March 31, 1997 to $264.8 million as of June 30, 1997.

     Non-accrual and 90 days past due loans amounted to 1.21% of total loans outstanding as of December 31, 1996 and 1.47% of total loans outstanding as of June 30, 1997. Non-accrual loans as a percentage of total loans outstanding were 0.75% as of December 31, 1996 and at 0.98% at June 30, 1997. During the same period, loans 90 days or more past due increased 5 basis points from 0.44% of total loans outstanding to 0.49%. The allowance for loan losses increased from 1.44% of total loans outstanding as of December 31, 1996 to 1.45% as of June 30, 1997. The allowance for loan losses as a percentage of non-accrual loans and loans past due 90 days or more was 118% at December 31, 1996 and 98% at June 30, 1997.

      The following table summarizes the Company's loans that are non-accrual or past due 90 days or more as of June 30, 1997 and December 31, 1996.

                                    As a % of   Accruing loans   As a % of
                      Non-accrual loan balances  past due 90    loan balances
                          loans    by category   days or more    by category
(in thousands)
June 30, 1997

Commercial loans,
 secured by real estate  $ 4,962      1.83%         $1,478          0.54%
Commercial loans, other    5,867      2.19           1,109          0.41
Consumer loans,
   secured by real estate  1,783      0.36           2,667          0.54
Consumer  loans,  other      363      0.13           1,256          0.43
 Total                   $12,975      0.98%         $6,510          0.49%


December 31, 1996

Commercial loans,
 secured by real estate  $ 4,802      1.78%         $1,075          0.40%
Commercial loans, other    3,217      1.27           1,424          0.60
Consumer loans,
   secured by real estate  1,705      0.35           2,416          0.49
Consumer loans, other        432      0.14             885          0.28
 Total                   $10,156      0.75%         $5,800          0.44%


Allowance for loan losses

     Management analyzes the adequacy of its allowance for loan losses on a quarterly basis. The loan portfolio of each market region is analyzed by each major loan category, with a review of the following areas: (i) specific allocations based upon a review of selected loans for loss potential; (ii) an allocation which estimates reserves based upon the remaining pool of loans in each category derived from historical net charge-off data, delinquency trends and other relevant factors and (iii) an unallocated portion of the allowance which provides for a margin of error in estimating the allocations described above and provides for risks inherent in the portfolio which may not be specifically addressed elsewhere.

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


Securities

      The Company uses its securities held-to-maturity for production of income and to manage cash flow needs through expected maturities. The Company uses its securities available-for-sale for income and balance sheet liquidity management. The book value of securities available-for-sale decreased from $230.0 million as of December 31, 1996 to $188.0 million as of June 30, 1997. Securities held-to-maturity declined from $137.7 million to $133.9 million during the same period. Total securities as a percentage of total assets were 20.3% as of December 31, 1996 and 17.5% as of June 30, 1997.

Liquidity and Capital Resources

      The Company's liquidity objectives are to ensure that funds are available for the affiliate banks to meet deposit withdrawals and credit demands without unduly penalizing profitability, and to ensure that funding is available for the Company to meet ongoing cash needs while maximizing profitability. The Company continues to identify ways to provide for liquidity on both a current and long-term basis. The subsidiary banks rely mainly on core deposits, certificates of $100,000 or more, repayment of principal and interest on loans and securities and federal funds sold and purchased to create long-term liquidity. The subsidiary banks also rely on the sale of securities under repurchase agreements, securities available-for-sale and Federal Home Loan Bank borrowings.

      Deposits decreased from $1.48 billion to $1.46 billion from December 31, 1996 to June 30, 1997. Noninterest bearing deposits decreased by $9.8 million while interest bearing deposits decreased by $10.4 million.

      Due to the nature of the markets served by the subsidiary banks, management believes that the majority of its certificates of deposits of $100,000 or more are no more volatile than its core deposits. During the periods of low interest rates, these deposit balances remained stable as a percentage of total deposits. In addition, arrangements have been made with correspondent banks for the purchase of federal funds on an unsecured basis, up to an aggregate of nearly $100 million, if necessary, to meet the Company's liquidity needs.

      The Company owns $187.9 million of securities valued at market price that are designated as available-for-sale and available to meet liquidity needs on a continuing basis. The Company also relies on Federal Home Loan Bank advances for both liquidity and management of its asset/liability position. These advances have sometimes been matched against pools of residential mortgage loans which are not sold in the secondary market, some of which have original maturities of ten to fifteen years. Federal Home Loan Bank advances increased from $111.0 million as of December 31, 1996 to $124.5 million as of June 30, 1997.

      The  Company  generally relies upon net  inflows  of  cash  from financing  activities,  supplemented  by  net  inflows  of  cash  from operating activities, to provide cash for its investing activities. As is typical of many financial institutions, significant financing activities include deposit gathering, use of short-term borrowing facilities such as federal funds purchased and securities sold under repurchase agreements, and issuance of long-term debt. The Company currently has a $17.5 million revolving line of credit available to meet any future cash needs. (See long-term debt footnote to the consolidated financial statements.) The Company's primary investing activities include purchases of securities and loan originations.

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

      On a limited basis, the Company now uses interest rate swaps and sales of options on securities as additional tools in managing interest rate risk. Interest rate swaps involve an exchange of cash flows based on the notional principal amount and agreed upon fixed and variable interest rates. In this transaction, the Company has agreed to pay a floating interest rate based on London Inter-Bank Offering Rate (LIBOR) and receive a fixed interest rate in return. On options, the Company has sold the right to a third party to purchase securities the Company currently owns at a fixed price on a future date. The Company had no options outstanding at June 30, 1997. The impact on operations of interest rate swaps and options was not material during the first six months of 1996 or 1997.

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

      The primary source of capital for the Company is retained earnings. The Company paid cash dividends of $0.36 per share for the first half of 1997 and $0.32 per share for the first half of 1996. Earnings per share for the same periods were $1.20 and $0.89, respectively. The Company retained 70% of earnings for the first six months of 1997.

      Under guidelines issued by banking regulators, the Company and its subsidiary banks are required to maintain a minimum Tier 1 risk-based capital ratio of 4% and a minimum total risk-based ratio of 8%. Risk-based capital ratios weight the relative risk factors of all assets and consider the risk associated with off-balance sheet items. The Company must also maintain a minimum Tier 1 leverage ratio of 4% as of March 31, 1997. The Company's Tier 1 leverage, Tier 1 risk-based and total risk-based ratios were 7.37%, 9.89% and 11.14%, respectively as of June 30, 1997.

      As of June 30, 1997, management is not aware of any current recommendations by banking regulatory authorities which, if they were to be implemented, would have, or would be reasonably likely to have, a material adverse impact on the Company's liquidity, capital resources, or operations.


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

Item 1.  Legal Proceedings             None

Item 2.  Changes in Securities         None

Item 3.  Defaults Upon Senior Securities         None

Item 4.  Submission of Matters to a vote
          of Security Holders

The Company's Annual Meeting of Shareholders was held on April 22, 1997. The following items were approved:

       1) Election of the following
          members to the Company's Board of Directors for the ensuing year.

          Nominee                       In Favor     Withheld
          Charles J. Baird              7,058,912       19,975
          Burlin Coleman                7,068,412       10,475
          Nick A. Cooley                7,068,412       10,475
          William A. Graham, Jr.        7,068,412       10,475
          Jean R. Hale                  7,068,412       10,475
          Brandt T. Mullins             7,068,412       10,475
          M. Lynn Parrish               7,068,412       10,475
          Porter P. Welch               7,068,412       10,475

        2)Ratification of Ernst & Young, L.L.P. as the Company's independent certified public accountants for 1997.

     The votes of the shareholders on this item was as follows:

          In Favor              Opposed          Abstained
          7,000,215             13,867           64,806

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


                                  COMMUNITY TRUST BANCORP, INC.
                                  by




Date:  August 14, 1997
                                   Richard M. Levy
                                   Executive Vice President
                                   Principal Financial Officer