Form 10-Q
period 1997-09-30
PIKEVILLE NATIONAL CORP
filed 1997-11-14
CIK 350852

2







                  SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, DC. 20549

                               FORM 10-Q


     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended September 30, 1997

                                  or

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

     Common stock - 10,060,631 shares outstanding at October 31, 1997

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

  Index to consolidated financial statements:

      Consolidated Balance Sheets                3
      Consolidated Statements of Income          4
      Consolidated Statements of Cash Flows      5
      Notes to Consolidated Financial Statements 6

Consolidated Balance Sheets

                                          September 30   December 31
(In thousands except share data)              1997           1996

Assets:
Cash and due from banks                      $52,415       $63,048
Interest bearing deposits in
 other financial institutions                    220           836
Federal funds sold                            28,690             0
Securities available-for-sale                170,593       229,952
Securities held-to-maturity (fair value
 of $120,358 and
 $137,383, respectively)                     120,585       137,733
Loans                                      1,371,256     1,309,623
 Allowance for loan losses                   (20,359)      (18,825)
 Net loans                                 1,350,897     1,290,798
Premises and equipment, net                   45,172        46,275
Excess of cost over net assets
 acquired (net of
 accumulated amortization of
 $7,467 and $6,674, respectively)             17,991        19,822
Other assets                                  36,348        27,196
  Total  Assets                          $ 1,822,911   $ 1,815,660


Liabilities and Shareholders' Equity:
Deposits:
 Noninterest bearing                     $   180,950   $   200,222
 Interest bearing                          1,248,648     1,280,600
Total deposits                             1,429,598     1,480,822
Federal funds purchased and other
 short-term borrowings                        40,279        44,585
Other liabilities                             19,623        15,394
Advances from Federal Home Loan Bank         122,632       110,969
Long-term debt                                53,477        19,136
   Total  Liabilities                      1,665,609     1,670,906


Shareholders' Equity:
Preferred stock, 300,000 shares authorized and unissued
Common stock, $5 par value, shares authorized  25,000,000;
 shares issued and outstanding,
 1997 - 10,060,631; 1996 - 9,128,814          50,303        45,644
Capital surplus                               28,058        27,915
Retained earnings                             78,467        71,976
Net unrealized appreciation (depreciation)
  on securities available-for-sale,
  net of tax                                     474          (781)
 Total Shareholders' Equity                  157,302       144,754

 Total Liabilities and
 Shareholders' Equity                    $ 1,822,911   $ 1,815,660




The accompanying notes are an integral part of these statements.

Consolidated Statements of Income
                                      Three months ended   Nine months ended
                                         September 30         September 30
(In thousands except per share data)    1997      1996       1997      1996
Interest Income:
 Interest and fees on loans           $32,298   $30,843   $ 96,672  $ 86,972
 Interest and dividends on securities
   Taxable                              3,860     5,030     12,963    17,239
   Tax exempt                             637       741      1,994     2,259
 Interest on federal funds sold           292         0        881       450
 Interest on deposits in other financial
  institutions                              5        20         23        43
  Total Interest Income                37,092    36,634    112,533   106,963

Interest Expense:
 Interest on deposits                  15,480    15,029     46,000    45,375
 Interest on federal funds purchased and
  other short-term borrowings             418       399      1,232       957
 Interest on advances from
  Federal Home Loan Bank                1,234     1,636      4,744     3,728
 Interest on long-term debt             1,192       447      2,653     1,493
  Total Interest Expense               18,324    17,511     54,629    51,553

Net interest income                    18,768    19,123     57,904    55,410
Provision for loan losses               4,069     2,003      7,518     5,177
Net interest income after
 provision for loan losses             14,699    17,120     50,386    50,233

Noninterest Income:
 Service charges on deposit accounts    1,696     1,634      5,209     4,517
 Gains on sale of loans, net              367       698        814     1,449
 Trust income                             476       392      1,347     1,190
 Securities gains, net                      0         5         47        65
 Other                                  4,515       967      6,822     3,396
  Total Noninterest Income              7,054     3,696     14,239    10,617

Noninterest Expense:
 Salaries and employee benefits         7,162     6,989     21,575    21,266
 Occupancy, net                         1,084       987      3,116     2,937
 Equipment                                952       926      2,872     2,810
 Data processing                          831       648      2,206     1,856
 Stationery, printing and
  office supplies                         406       322      1,302     1,203
 Taxes other than payroll,
  property  and  income                   520       512      1,591     1,523
 FDIC insurance                            70         7        184        20
 Other                                  3,874     3,309     11,678     9,201
  Total Noninterest Expense            14,899    13,700     44,524    40,816

Income before income taxes
 and extraordinary gain                 6,854     7,116     20,101    20,034
Extraordinary gain (loss), net of tax       0         0      3,085         0
Income before income taxes              6,854     7,116     23,186    20,034
Income tax expense                      2,442     2,210      6,672     6,188
   Net Income                         $ 4,412   $ 4,906   $ 16,514  $ 13,846


Net  income  per share                $  0.44   $  0.49(1) $  1.63  $   1.38(1)

Average shares outstanding             10,062    10,053(1)  10,061    10,053(1)

(1) Per share data and average shares outstanding have been restated to reflect the 10% stock dividend issued on April 15, 1997.

The accompanying notes are an integral part of these statements.

Consolidated Statements of Cash Flows
                                                  Nine months ended
                                                     September 30
(In thousands)                                      1997       1996
Cash flows from operating activities:
  Net income                                    $  16,514   $  13,846
  Adjustments to reconcile net income to net
   cash provided by operating activities:
   Depreciation and amortization                    4,167       3,631
   Provision for loan and other real estate losses  7,543       5,240
   Securities gains, net                             (119)        (65)
   Gain on sale of loans, net                        (814)     (1,449)
   Gain on sale of assets                               4         (18)
   Net amortization of securities premiums            291         427
   Net change in loans held for sale               77,652       4,543
   Changes in:
    Other assets                                   (8,141)     (9,931)
    Other liabilities                               4,244       1,049
     Net cash provided by operating activities    101,341      17,273

Cash flows from investing activities:
  Proceeds from:
    Sale/call of securities available-for-sale     44,909      11,797
    Maturity of securities available-for-sale      37,395      35,291
    Maturity of securities held-to-maturity        13,992      10,239
    Principal payments on mortgage-
     backed securities                              4,019      34,824
  Purchase of:
    Securities available-for-sale                 (21,510)    (40,339)
    Securities held-to-maturity                         0      (3,441)
    Mortgage-backed securities                     (1,000)     (1,228)
  Net change in loans                            (144,529)   (157,853)
  Net change in premises and equipment             (2,412)     (2,018)
  Other                                                 0       1,570
      Net  cash used in investing activities      (69,136)   (111,158)

Cash flows from financing activities:
  Net change in deposits                          (51,224)     (5,465)
  Net change in federal funds purchased and
    other short-term borrowings                    (4,306)     28,038
  Advances from Federal Home Loan Bank            120,232      61,145
  Repayments of advances from
   Federal Home Loan Bank                        (108,569)    (12,596)
  Proceeds from long-term debt                     34,500       1,000
  Payments on long-term debt                         (159)     (9,704)
  Issuance of common stock                            228           -
  Dividends paid                                   (5,466)     (4,929)
     Net cash provided by financing activities    (14,764)     57,489

Net increase (decrease) in cash
 and cash equivalents                              17,441     (36,396)
Cash and cash equivalents at beginning of year     63,884     107,012
Cash and cash equivalents at end of period      $  81,325   $  70,616


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

       Principles of Consolidation - The unaudited consolidated financial statements include the accounts of the Company and its separate and distinct, wholly owned subsidiaries Community Trust Bank, NA, Commercial Bank (West Liberty), Community Trust Bank, FSB, Trust Company of Kentucky, National Association, CTBI Preferred Capital
Trust, and Community Trust Funding Corporation. All significant intercompany transactions have been eliminated in consolidation.

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

      The amortized cost and fair value of securities available-for-sale as of September 30, 1997 are summarized as follows:

                                            Amortized    Fair
(in thousands)                                 Cost      Value

U.S. Treasury and government agencies       $ 37,255   $ 37,526
Mortgage-backed pass through
     certificates                             77,130     77,370

Collateralized mortgage obligations           17,778     17,698
Other debt securities                         19,167     19,173

     Total debt securities                   151,330    151,767
Equity securities                             18,757     18,826
     Total Securities                       $170,087   $170,593

     The amortized cost and fair value of securities held-to-maturity as of September 30, 1997 are summarized as follows:

                                             Amortized    Fair
(in thousands)                                 Cost      Value

U.S. Treasury and government agencies       $ 22,958   $ 21,855
States and political subdivisions             46,942     48,025
Mortgage-backed pass through
     certificates                             38,257     38,156

Collateralized mortgage obligations           12,428     12,322
     Total Securities                       $120,585   $120,358

Note 3 - Loans

     Major classifications of loans are summarized as follows:

                                         September 30  December 31
(in thousands)                               1997        1996
Commercial, secured by real estate       $  291,291 $  270,315
Commercial, other                           257,738    234,793
Real Estate Construction                     83,086     79,069
Real Estate Mortgage                        409,013    411,067
Consumer                                    327,343    310,582
Equipment Lease Financing                     2,785      3,797
                                         $1,371,256 $1,309,623



Note 4 - Long-Term Debt

     Long-Term Debt consists of the following:

                                         September 30  December 31
(in thousands)                                1997        1996
Trust Preferred Securities *              $  34,500  $       0
Senior Notes                                 17,230     17,230
Other                                         1,747      1,906
                                          $  53,477  $  19,136


      Refer to the 1996 Securities and Exchange Commission Form 10-K for information concerning rates and assets securing long-term debt.

* 9.0% cumulative, payable quarterly, maturing 2027, subordinated to all other liabilities of the Company

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Overview

      Community Trust Bancorp, Inc. (the "Company") is a multi-bank holding company headquartered in Pikeville, Kentucky. At September 30, 1997 the Company owned one commercial bank, one savings bank and one trust company. Through its affiliates, the Company has over sixty banking locations serving 85,000 households in various Eastern and Central Kentucky counties. The Company had total assets of $1.82 billion and total shareholders' equity of $157 million as of September 30, 1997. The Company's common stock is listed on NASDAQ under the symbol CTBI. Market makers are Herzog, Heine, Geduld, Inc., New York, New York; J.J.B. Hilliard, W.L. Lyons, Inc., Louisville, Kentucky; Morgan, Keegan and Company, Inc., Memphis, Tennessee; J.C. Bradford & Co., Louisville, Kentucky; Bear, Stearns & Co., Inc., New York, New York; Robinson Humphrey Co., Inc., Atlanta, Georgia and Stifel Nicolaus & Co., Incorporated, St. Louis, Missouri.

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

Commercial Bank, West Liberty

      On July 1, 1997 the Company completed the sale of its Commercial Bank, West Liberty, Kentucky, a wholly owned state bank subsidiary for approximately $10.2 million in cash, which resulted in a pre-tax operating gain of $3.0 million. West Liberty had $79 million in assets, constituting 4% of the Company's total consolidated assets. Consistent with the Company's strategic plan, the funds generated by the sale of West Liberty will provide the Company with the opportunity to expand existing or enter into new markets through either internal expansion or acquisitions.

Stock Dividend

     On February 18, 1997, the Company's Board of Directors declared a 10% stock dividend. This stock dividend, paid on April 15, 1997 to shareholders of record on March 15, 1997, was in addition to the regular quarterly cash dividends paid on (1) April 1, 1997 of 18 cents per share for shareholders of record on March 15, 1997, (2) July 1, 1997 of 18 cents per share for shareholders of record on June 15, 1997, and (3) October 1, 1997 of 18 cents per share for shareholders of record on September 15, 1997. All per share data has been restated to reflect this stock dividend.

Income Statement Review

     The Company's net income for the three months ended September 30, 1997 was $4.4 million or $0.44 per share as compared to $4.9 million or $0.49 per share for the three months ended September 30, 1996. Total earnings for the nine months ended September 30, 1997 were $16.5 million or $1.63 per share, including a first quarter extraordinary item of $3.0 million or $0.30 per share received in a settlement with a former vendor. The following table sets forth on an annualized basis the return on average assets and return on average shareholders' equity for the three and nine month periods ending September 30, 1997 and 1996:

                                       Three months ended   Nine months ended
                                          September 30         September 30
                                           1997   1996           1997   1996

Return on average shareholders' equity
  before extraordinary item               11.05% 13.92%         11.70% 13.47%
  after extraordinary item                11.05% 13.92%         14.39% 13.47%
Return on average assets
  before extraordinary item                0.99%  1.09%          0.99%  1.06%
  after extraordinary item                 0.99%  1.09%          1.22%  1.06%

      The Company's net income for the third quarter of 1997 decreased $494 thousand or 10% as compared to the same period in 1996. Earnings per share decreased $0.05 per share or 10% for the three months ended September 30, 1997, as compared to the third quarter of 1996. The decrease in net income was the result of increases in noninterest expense, including personnel, training, and advertising, which were to a large extent offset by increases in net interest income and higher noninterest income. Training and personnel expenses were the result of planning and implementation of the consolidation of the merged affiliates which occurred on January 1, 1997. Advertising increases occurred so that the Company's name change would be well recognized in our market areas. Noninterest income increased $358 thousand for the quarter, not counting the $3.0 million operating gain on the sale of the West Liberty affiliate, as compared to the third quarter of 1996. Noninterest expense for the quarter increased by $1.2 million as compared to the same period in 1996. See "Noninterest Expense" below for an explanation of the increase.

      Provision for loan losses for the three months ended September 30, 1997 was $4.0 million, compared to $2.0 million for the same period in 1996. For the nine months ended September 30, 1997 the provision was $7.5 million, a 45% increase over the same period in 1996. See "Provision For Loan Losses" below for an explanation of the increase.


Net Interest Income

      Net interest income decreased $355 thousand or 2% from $19.1 million for the third quarter of 1996 to $18.7 million for the third quarter of 1997. Interest income and interest expense both increased for the quarter ending September 30, 1997 as compared to the same period in 1996, with interest income increasing $5.6 million and interest expense increasing $3.1 million.

      The decrease in net interest income for the three month period was primarily due to a lower net interest margin from a year-to-year comparison. The loan-to-deposit ratio at the end of September 1997 was 92.83% as compared to 85.63% for the end of September 1996, after accounting for the securitization of approximately $81 million in retail installment contracts which were sold in June 1997.

      The yield on interest earning assets increased 18 basis points for the third quarter of 1997 as compared to the same period in 1996. The cost of interest bearing funds increased 34 basis points for the third quarter of 1997 as compared to the same period in 1996. As a result, the net interest margin decreased from 4.73% for the third quarter of 1996 to 4.67% for the current quarter. For the nine months ended September 30, 1997 the yield on interest earning assets increased 13 basis points from 8.96% in 1996 to 9.09% in 1997. The cost of interest bearing funds increased 18 basis points from 4.86% in 1996 to 5.04% in 1997. As a result, the net interest margin for the nine months ended September 30, 1997 increased 4 basis points to 4.75% from the same period in 1996.

      The Company's loan portfolio, its highest yielding asset, continues to expand through new market share and internally generated growth. The Company's loan portfolio increased 7.9% from $1.27 billion for the third quarter of 1996 to $1.37 billion for the third quarter of 1997, after giving effect to a reduction in the loan portfolio resulting from the securitization of approximately $81 million of indirect retail installment loans in June 1997. Loans accounted for 87% of total interest income for the third quarter of 1997 compared to 84% for the third quarter of 1996.

     The following table summarizes the annualized net interest spread and net interest margin for the three and nine months ended September 30, 1997 and 1996.

                                 Three Months Ended  Nine months ended
                                    September 30        September 30
                                    1997    1996        1997    1996
Yield on interest earning assets    9.12%   8.94%       9.09%   8.96%
Cost of interest bearing funds      5.16%   4.82%       5.04%   4.86%
Net interest spread                 3.96%   4.12%       4.05%   4.10%
Net interest margin                 4.67%   4.73%       4.75%   4.71%

Provision for Loan Losses

      The analysis of the changes in the allowance for loan losses and selected ratios is set forth below.

                                              Nine Months Ended
                                                September 30
(in thousands)                                  1997     1996

Allowance balance January 1                   $18,825  $16,082
Allowance of sold affiliate                      (578)       0
Additions to allowance charged
 against operations                             7,518    5,177
Recoveries credited to allowance                2,540    1,784
Losses charged against allowance               (7,946)  (4,279)
Allowance balance at September 30             $20,359  $18,764

Allowance for loan losses to
 period-end loans                                1.48%    1.48%
Average loans, net of unearned income       $1,331,744 $1,190,893
Provision for loan losses to
 average loans, annualized                        .56%     .43%
Loan charge-offs, net of recoveries to
 average loans, annualized                        .41%     .21%

      The Company increased its provision for loan losses as a result of the growth in its consumer loan portfolio, a loan category which traditionally experiences higher charge-offs and higher yields than other loans; and to a lesser degree, due to its increase in net charge-offs, measured in raw dollars. Net charge-offs represent the amount of loans charged off less amounts recovered on loans previously
charged  off.   Net  charge-offs  as a  percentage  of  average  loans
outstanding  increased 20 basis points to 0.41% for  the  nine  months
ended September 30, 1997 as compared to the same period in 1996.   The
Company's non-performing loans (90 days or more past due and non-accrual) were 1.22% and 1.44% of outstanding loans at December 31, 1996 and September 30, 1997, respectively.

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


Noninterest Income

     The Company's noninterest income increased 91% from $3.70 million for the three months ended September 30, 1996 to $7.05 million for the three months ended September 30, 1997. This increase included a $3.0 million operating gain from the sale of the Company's West Liberty affiliate, which was sold on July 1. Otherwise, deposit-related fees represent the largest category of increase, while gains on the sale of loans declined from the same period in 1996.

Noninterest Expense

      The Company's noninterest expense increased by 9% from $13.7 million for the three months ended September 30, 1996 to $14.9 million for the same period in 1997. Most major categories of noninterest expense experienced increases for the quarter ended September 30, 1997 compared to the same quarter in 1996. The categories showing larger increases were salaries and employee benefits, occupancy and equipment, and data processing. The increases are attributed to: (1) the cost of expansion as the Company has opened additional branches over the past several months and (2) the temporary costs associated with consolidating the processing functions of the seven commercial banks that merged into the Bank on January 1, 1997.

Balance Sheet Review

      Total asset size was $1.82 billion at December 31, 1996 compared to $1.82 billion at September 30, 1997. The Company's total assets were impacted by the sale of Commercial Bank, West Liberty in July 1997, which had assets of $76 million. During the last nine months, loans increased from $1.31 billion to $1.37 billion, excluding the $81 million loan securitization. The asset category which declined most was securities available-for-sale; as these securities are sold or mature, the liquidity is being used to fund the Company's loan portfolio growth.

      The Company's largest liability, deposits, declined from $1.48 billion as of December 31, 1996 to $1.43 billion as of September 30, 1997. The decline in deposits was marginal in both interest bearing and noninterest bearing as noninterest bearing deposits declined from $200.2 million at December 31, 1996 to $180.9 million at September 30, 1997. The Company increased its long-term debt during the period from $19.1 million as of December 31, 1996 to $53.5 million as of September 30, 1997, due to the issuance of $34.5 million in Trust Preferred Securities in April 1997. The Company's advances from the Federal Home Loan Bank increased from $111.0 million at December 31, 1996 to $122.6 million at September 30, 1997 as the Company used this liquidity as a source of funding for loan growth.


Loans

      Loans increased from $1.32 billion as of June 30, 1997 to $1.35 billion as of September 30, 1997, primarily due to the growth of the Company's consumer loan portfolio. The category of commercial loans secured by real estate increased from $271.5 million as of June 30, 1997 to $291.3 million as of September 30, 1997.

     Non-accrual and 90 days past due loans amounted to 1.22% of total loans outstanding as of December 31, 1996 and 1.44% of total loans outstanding as of September 30, 1997. Non-accrual loans as a percentage of total loans outstanding were 0.78% as of December 31, 1996 and at 0.87% at September 30, 1997. During the same period, loans 90 days or more past due increased 13 basis points from 0.44% of total loans outstanding to 0.57%. The allowance for loan losses increased from 1.44% of total loans outstanding as of December 31, 1996 to 1.48% as of September 30, 1997. The allowance for loan losses as a percentage of non-accrual loans and loans past due 90 days or more was 118% at December 31, 1996 and 103% at September 30, 1997.

      The following table summarizes the Company's loans that are non-accrual or past due 90 days or more as of September 30, 1997 and December 31, 1996.

                                       As a % of   Accruing loans   As a % of
                         Non-accrual loan balances  past due 90  loan balances
                            loans     by category   days or more  by category
(in thousands)
September 30, 1997

Commercial loans,
 secured by real estate   $ 3,167        1.09%        $ 2,877         0.99%
Commercial loans, other     6,154        2.36             531         0.20
Consumer loans,
   secured by real estate   2,136        0.43           2,778         0.56
Consumer loans, other         425        0.13           1,695         0.52
 Total                    $11,882        0.87%        $ 7,881         0.57%


December 31, 1996

Commercial loans,
  secured by real estate  $ 4,802        1.78%        $ 1,075         0.40%
Commercial loans, other     3,217        1.27           1,424         0.60
Consumer loans,
   secured by real estate   1,705        0.35           2,416         0.49
Consumer loans, other         432        0.14             885         0.28
 Total                    $10,156        0.78%        $ 5,800         0.44%

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


Securities

      The Company uses its securities held-to-maturity for production of income and to manage cash flow needs through expected maturities. The Company uses its securities available-for-sale for income and balance sheet liquidity management. The book value of securities available-for-sale decreased from $230.0 million as of December 31, 1996 to $170.6 million as of September 30, 1997. Securities held-to-maturity declined from $137.8 million to $120.6 million during the same period. Total securities as a percentage of total assets were 20.3% as of December 31, 1996 and 16.0% as of September 30, 1997.


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

      Deposits decreased from $1.48 billion to $1.43 billion from December 31, 1996 to September 30, 1997. Noninterest bearing deposits decreased by $19.3 million while interest bearing deposits decreased by $32.0 million.

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

      The Company owns $170.6 million of securities valued at market price that are designated as available-for-sale and available to meet liquidity needs on a continuing basis. The Company also relies on Federal Home Loan Bank advances for both liquidity and management of its asset/liability position. These advances have sometimes been matched against pools of residential mortgage loans which are not sold in the secondary market, some of which have original maturities of ten to fifteen years. Federal Home Loan Bank advances increased from $111.0 million as of December 31, 1996 to $122.6 million as of September 30, 1997.

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

      On a limited basis, the Company may use interest rate swaps and sales of options on securities as additional tools in managing interest rate risk. Interest rate swaps involve an exchange of cash flows based on the notional principal amount and agreed upon fixed and
variable  interest  rates.   In this transaction,  the  Company  would
typically agreed to pay a floating interest rate based on London Inter-Bank Offering Rate (LIBOR) and receive a fixed interest rate in return. On options, the Company would typically sell the right to a third party to purchase securities the Company currently owns at a fixed price on a future date. The Company had no options outstanding at September 30, 1997. The impact on operations of interest rate swaps and options was not material during the first nine months of 1996 or 1997.

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

      The primary source of capital for the Company is retained earnings. The Company paid cash dividends of $0.54 per share for the first nine months of 1997 and $0.48 per share for the first nine months of 1996. Earnings per share for the same periods were $1.63 and $1.38, respectively. The Company retained 75% of earnings for the first nine months of 1997.

      Under guidelines issued by banking regulators, the Company and its subsidiary banks are required to maintain a minimum Tier 1 risk-based capital ratio of 4% and a minimum total risk-based ratio of 8%. Risk-based capital ratios weight the relative risk factors of all assets and consider the risk associated with off-balance sheet items. The Company must also maintain a minimum Tier 1 leverage ratio of 4% as of September 30, 1997. The Company's Tier 1 leverage, Tier 1 risk-based and total risk-based ratios were 7.94%, 10.21% and 11.46%, respectively as of September 30, 1997.

      As of September 30, 1997, management is not aware of any current recommendations by banking regulatory authorities which, if they were to be implemented, would have, or would be reasonably likely to have, a material adverse impact on the Company's liquidity, capital resources, or operations.


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


                                  COMMUNITY TRUST BANCORP, INC.
                                  by




Date:  November 14, 1997           Richard M. Levy
                                   Richard M. Levy
                                   Executive Vice President
                                   Principal Financial Officer