Form 10-K
period 1997-12-31
COMMUNITY TRUST BANCORP INC/
filed 1998-03-24
CIK 350852

                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549
                                 FORM 10-K
(Mark One)
/X/   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
      SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
        For the fiscal year ended December 31, 1997

                                    OR

/ /   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
      SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
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
                             (Title of Class)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90
days.  Yes  X      No
          -----      ----
    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ ]

    The aggregate market value of voting stock held by non-affiliates of the registrant as of February 28, 1998 was $294,328,000. The number of shares outstanding of the Registrant's Common Stock as of February 28, 1998 was 10,062,487. For the purpose of the foregoing calculation only, all directors and executive officers of the Registrant have been deemed affiliates.

                    DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the following documents are incorporated by reference into the Form
10-K part indicated


          Document                                        Form 10-K
          --------                                       -----------
  (1)  Proxy statement for the annual meeting              Part III
       of shareholders to be held April 28, 1998

                                  PART I

ITEM 1.  BUSINESS

    Community Trust Bancorp, Inc. (the "Corporation") is a bank holding company registered with the Board of Governors of the Federal Reserve System pursuant to section 5 (a) of the Bank Holding Company Act of 1956, as amended. The Corporation was incorporated August 12, 1980, under the laws of the Commonwealth of Kentucky for the purpose of becoming a bank holding company. On July 1, 1981, pursuant to a Merger Agreement dated May 30, 1981, the merger of Pikeville National Bank and Trust Company ("PNB") as a subsidiary of the Corporation was consummated, whereby PNB became a wholly-owned subsidiary of the Corporation through an exchange of one share of common stock of PNB for two shares of common stock of the Corporation. Prior to the date the merger became effective, the Corporation conducted no active business operations. Since the merger, the business of the Corporation has been to act as a holding company for affiliate financial institutions. The Corporation currently owns all the capital stock of one commercial bank, one thrift and one trust company, serving  small  and  mid-sized communities in eastern, central  and  south central Kentucky. The commercial bank is Community Trust Bank, NA, Pikeville. The Corporation's thrift is Community Trust Bank, FSB,
Campbellsville. The trust company, Trust Company of Kentucky, NA, Lexington, purchased the trust operations of its subsidiary banks and has additional offices in Pikeville, Ashland, Middlesboro and Louisville, Kentucky. The trust subsidiary commenced business operations on January 1, 1994. At December 31, 1997, the Corporation had total consolidated assets of $1.9 billion and total consolidated deposits of $1.5 billion, making it one of the larger bank holding companies headquartered in the Commonwealth of Kentucky.

    Effective January 1, 1997, the Corporation changed its name from Pikeville National Corporation to Community Trust Bancorp, Inc., changed the name of its lead bank from Pikeville National Bank and Trust Company to Community Trust Bank, National Association (the "Bank") and merged seven of its other commercial bank subsidiaries into the Bank. As a result of these transactions, the Bank has $1.6 billion in assets and forty-two offices in twelve Kentucky counties. The Corporation's thrift and trust subsidiaries, Community Trust Bank, FSB and Trust Company of Kentucky, NA, remain subsidiaries of the Corporation and will continue to operate as independent entities.

    The Corporation sold its subsidiary Commercial Bank, West Liberty, Kentucky ("West Liberty") on July 1, 1997 for $10.2 million creating a gain  on  sale  of  $3 million.  West Liberty had $76 million  in  assets, constituting 4% of the Corporation's total consolidated assets. Consistent with the Corporation's strategic plan, the funds generated by the sale of West Liberty provided the Corporation with the opportunity to expand existing markets and enter into new markets through internal expansion and acquisitions.

    Through its subsidiaries, the Corporation engages in a wide range of commercial and personal banking activities, which include accepting time and demand deposits; making secured and unsecured loans to corporations, individuals and others; providing cash management services to corporate and individual customers; issuing letters of credit; renting safe deposit boxes and providing funds transfer services. The lending activities of the Corporation's subsidiaries include making commercial, construction, mortgage and personal loans. Also available are lease financing, lines of credit, revolving credits, term loans and other specialized loans including asset-based financing. Various corporate subsidiaries act as trustees of personal trusts, as executors of estates, as trustees for employee benefit trusts, as registrars, transfer agents and paying agents for bond and stock issues and as depositories for securities.

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

                                 EMPLOYEES

    As of December 31, 1997, the Corporation and its subsidiaries had 795 full-time equivalent employees. Employees are provided with a variety of employee benefits. A retirement plan, employee stock ownership plan, group life, hospitalization, major medical insurance and an annual management incentive compensation plan are available to eligible personnel.

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

    The Bank is a national bank subsidiary subject to federal banking law and to regulation and periodic examinations by the Comptroller of the Currency under the National Bank Act and to the restrictions, including dividend restrictions, thereunder. The Bank is also a member of the Federal Reserve System and is subject to certain restrictions imposed by and to examination and supervision under, the Federal Reserve Act. The Corporation's thrift subsidiary, Community Trust Bank, FSB, is regulated and examined by the Office of Thrift Supervision. The trust company subsidiary, Trust Company of Kentucky, NA, is regulated by the Federal Reserve Board and the Office of the Comptroller of the Currency.

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



CONSOLIDATED AVERAGE BALANCE SHEETS AND TAXABLE EQUIVALENT INCOME/EXPENSE AND YIELDS/RATES

                                                     1997                          1996                            1995
--------------------------------------------------------------------------------------------------------------------------------
                                         Average            Average     Average           Average      Average           Average
(in thousands)                          Balances   Interest  Rate      Balances  Interest  Rate       Balances   Interest  Rate
--------------------------------------------------------------------------------------------------------------------------------
EARNING ASSETS
 Loans, net of unearned (1) (2) (3)    $1,350,471  $130,805  9.69%    $1,215,243  $119,370  9.82%    $1,021,637  $101,511  9.94%
 Securities
  U. S. Treasuries and agencies           211,706    13,372  6.32        277,641    17,641  6.35        301,263    19,123  6.35
  State & political subdivisions (3)       52,653     4,082  7.75         57,652     4,568  7.92         55,263     4,668  8.45
  Other securities                         50,704     3,284  6.48         72,610     4,655  6.41         78,510     5,011  6.38
 Federal funds sold                        18,035       993  5.51          8,490       483  5.69         50,398     3,057  6.07
 Interest bearing deposits                    609        28  4.60            896        56  6.25          1,469       112  7.62
--------------------------------------------------------------------------------------------------------------------------------
 Total earning assets                  $1,684,178  $152,564  9.06%    $1,632,532  $146,773  8.99%    $1,508,540  $133,482  8.86%
 Less:
  Allowance for loan losses               (19,338)                       (17,637)                       (15,336)
--------------------------------------------------------------------------------------------------------------------------------
                                        1,664,840                      1,614,895                      1,493,204
NON-EARNING ASSETS
 Cash and due from banks                   53,772                         54,120                         50,846
 Premises and equipment, net               45,868                         46,460                         43,725
 Other assets                              50,728                         46,534                         43,148
--------------------------------------------------------------------------------------------------------------------------------
Total assets                           $1,815,208                     $1,762,009                     $1,630,923
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
INTEREST BEARING LIABILITIES
 Deposits
  Savings and demand deposits          $  396,362  $ 12,557  3.17%    $  422,158  $ 12,722  3.01%    $  386,956  $ 12,166  3.14%
  Time deposits                           874,818    49,633  5.67        861,566    47,854  5.55        804,884    44,507  5.53
 Federal funds purchased and securities
  sold under repurchase agreements         35,029     1,818  5.19         25,363     1,258  4.96         25,934     1,435  5.53
 Other short-term borrowings                    0         0  0.00             17         1  5.88          1,443        78  5.41
 Advances from Federal Home
  Loan Bank                               106,572     6,224  5.84         90,666     5,356  5.91         71,917     4,506  6.27
 Long-term debt                            43,482     3,844  8.84         22,795     1,901  8.34         27,328     2,300  8.42
--------------------------------------------------------------------------------------------------------------------------------
 Total interest bearing liabilities    $1,456,263  $ 74,076  5.09%    $1,422,565  $ 69,092  4.86%    $1,318,462  $ 64,992  4.93%
--------------------------------------------------------------------------------------------------------------------------------
NONINTEREST BEARING LIABILITIES
 Demand deposits                          186,521                        184,071                        168,108
 Other liabilities                         17,571                         16,448                         13,573
--------------------------------------------------------------------------------------------------------------------------------
Total liabilities                       1,660,355                      1,623,084                      1,500,143

Shareholders' equity                      154,853                        138,925                        130,780
--------------------------------------------------------------------------------------------------------------------------------
Total liabilities and
 shareholders' equity                  $1,815,208                     $1,762,009                     $1,630,923
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Net interest income                                $ 78,488                       $ 77,681                       $ 68,490
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Net interest spread                                          3.97%                          4.13%                          3.93%
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Benefit of interest free funding                             0.69%                          0.63%                          0.61%
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Net interest margin                                          4.66%                          4.76%                          4.54%
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------

(1)Interest includes fees on loans of $3,945, $4,289 and $3,203 in 1997, 1996 and 1995, respectively.

(2)Loan balances include principal balances on nonaccrual loans.

(3)Tax exempt income on securities and loans is reported on a fully taxable equivalent basis using a 35% rate.

NET INTEREST DIFFERENTIAL


    The following table illustrates the approximate effect on net interest differentials  of volume and rate changes between 1997 and 1996  and  also between 1996 and 1995.

                                              Total Change           Change Due to         Total Change          Change Due to
                                              ------------        ---------------------    ------------      ---------------------
(in thousands)                                  1997/1996         Volume        Rate         1996/1995       Volume         Rate
-----------------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME
 Loans                                          $  11,435      $  13,119     $  (1,684)      $ 17,859       $ 19,030      $ (1,171)
 U. S. Treasury and federal agencies               (4,269)        (4,166)         (103)        (1,482)        (1,482)            0
 Tax exempt state and political subdivisions         (486)          (390)          (96)          (100)           197          (297)
 Other securities                                  (1,371)        (1,419)           48           (356)          (379)           23
 Federal funds sold                                   510            526           (16)        (2,574)        (2,395)         (179)
 Interest bearing deposits                            (28)           (15)          (13)           (56)           (39)          (17)
-----------------------------------------------------------------------------------------------------------------------------------
 Total interest income                              5,791          7,655        (1,864)        13,291         14,932        (1,641)

INTEREST EXPENSE
 Savings and demand deposits                         (165)          (799)          634            556          1,075          (591)
 Time deposits                                      1,778            743         1,035          3,347          3,146           201
 Federal funds purchased and securities
  sold under repurchase agreements                    562            499            63           (177)           (31)         (146)
 Other short-term borrowings                           (2)            (1)           (1)           (77)          (119)           42
 Advances from Federal Home Loan Bank                 868            930           (62)           850          1,120          (270)
 Long-term debt                                     1,943          1,822           121           (399)          (378)          (21)
-----------------------------------------------------------------------------------------------------------------------------------
 Total interest expense                             4,984          3,194         1,790          4,100          4,813          (713)
-----------------------------------------------------------------------------------------------------------------------------------
Net interest income                                $  807       $  4,461     $  (3,654)      $  9,191       $ 10,119      $   (928)
-----------------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------------

    For  purposes of the above table, changes which are not solely due  to rate  or  volume  are  allocated based on a percentage basis,  using  the absolute  values  of rate and volume variance as a basis for  percentages. Income  is stated at a fully taxable equivalent basis, assuming a 35%  tax rate.


INVESTMENT PORTFOLIO


    The  maturity  distribution and weighted  average  interest  rates  of securities at December 31, 1997 is as follows:

                                                              Estimated Maturity at December 31, 1997
                                                                                                              Total       Amortized
                                   Within 1 year         1-5 years        5-10 years     After 10 years     Fair Value        Cost
(in thousands)                     Amount  Yield      Amount  Yield     Amount  Yield    Amount  Yield     Amount  Yield     Amount
-----------------------------------------------------------------------------------------------------------------------------------
Available-for-sale
 U. S. Treasury                   $  6,073  7.85%    $ 21,228  5.98%    $    0   0.00%   $     0  0.00%   $ 27,301  6.40%  $ 26,996
 U. S. government agencies
  and corporations                  17,233  6.88       70,651  6.87      5,154   7.37      1,409  6.46      94,448  6.90     94,022
 State and municipal obligations        15  7.57            0  0.00      3,224   7.24      1,958  7.62       5,197  7.38      5,055
 Other securities                    4,511  5.17       17,244  6.40        477   6.51     16,433  6.81      38,665  6.43     38,632
-----------------------------------------------------------------------------------------------------------------------------------
Total                              $27,832  6.82%    $109,123  6.63%    $8,856   7.28%   $19,800  6.86%   $165,611  6.72%  $164,704
-----------------------------------------------------------------------------------------------------------------------------------

                                                                                                               Total          Fair
                                   Within 1 year        1-5 years         5-10 years    After 10 years     Amortized Cost     Value
(in thousands)                     Amount  Yield      Amount  Yield     Amount  Yield    Amount  Yield     Amount  Yield     Amount
-----------------------------------------------------------------------------------------------------------------------------------
Held-to-maturity
 U. S. government agencies
  and corporations                 $12,326  4.01%    $ 38,456  6.06%   $ 11,498  4.42%   $     0  0.00%   $ 62,279  5.35%   $ 60,349
 State and municipal obligations     3,283  8.01       19,999  7.00      13,358  7.35      9,655  8.92      46,295  7.58      47,537
 Other securities                        0  0.00        7,357  5.88           0  0.00          0  0.00       7,357  5.88       7,264
-----------------------------------------------------------------------------------------------------------------------------------
Total                              $15,609  4.85%    $ 65,812  6.33%   $ 24,856  6.00%   $ 9,655  8.92%   $115,931  6.27%   $115,150
-----------------------------------------------------------------------------------------------------------------------------------
Total Securities                   $43,441  6.11%    $174,936  6.51%   $ 33,712  6.33%   $29,455  7.54%   $281,542  6.54%
-------------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------------

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

    Excluding those holdings of the investment portfolio in U.S. Treasury securities and other agencies of the U.S. Government, there were no securities of any one issuer which exceeded 10% of the shareholder's equity of the Corporation at December 31, 1997.

SECURITIES

   The book value of securities available-for-sale and securities held-to-maturity as of December 31, 1997 and 1996 are presented in footnote 4.

The book value of securities at December 31, 1995 is presented below:


(in thousands)                                 Available-for-sale         Held-to-maturity
------------------------------------------------------------------------------------------
U. S. Treasury and government agencies                  $  81,122            $  28,820
State and political subdivisions                                -               56,425
U. S. agency  mortgage-backed pass through certificates   137,092               50,284
Collateralized mortgage obligations                        25,448               13,200
Other debt securities                                       3,076                1,992
------------------------------------------------------------------------------------------
 Total debt securities                                    246,738              150,721
Equity securities                                          32,979                    -
------------------------------------------------------------------------------------------
 Total securities                                      $  279,717            $ 150,721
------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------

LOAN PORTFOLIO

                                                                                     December 31
-----------------------------------------------------------------------------------------------------------------------------
(in thousands)                                             1997           1996           1995           1994           1993
-----------------------------------------------------------------------------------------------------------------------------
Commercial:
 Secured by real estate                                $  310,092     $  270,315     $  258,541     $  235,611     $  210,514
 Other                                                    260,808        234,793        192,127        183,533        196,296
-----------------------------------------------------------------------------------------------------------------------------
  Total commercial                                        570,900        505,108        450,668        419,144        406,810
-----------------------------------------------------------------------------------------------------------------------------
Real estate construction                                   85,825         79,069         51,539         45,308         34,241
Real estate mortgage                                      407,893        411,067        398,288        290,998        274,017
Consumer                                                  361,927        310,582        208,662        143,085        128,995
Equipment lease financing                                   1,884          3,797          5,911          7,919          9,872
-----------------------------------------------------------------------------------------------------------------------------
  Total loans                                        $  1,428,429   $  1,309,623   $  1,115,068     $  906,454     $  853,935
-----------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------

Percent of total year-end loans
Commercial:
 Secured by real estate                                     21.71%         20.64%         23.19%         25.99%         24.65%
 Other                                                      18.26          17.93          17.23          20.25          22.99
-----------------------------------------------------------------------------------------------------------------------------
  Total commercial                                          39.97          38.57          40.42          46.24          47.64

Real estate construction                                     6.01           6.04           4.62           5.00           4.01
Real estate mortgage                                        28.56          31.39          35.72          32.10          32.09
Consumer                                                    25.34          23.72          18.71          15.78          15.11
Equipment lease financing                                    0.13           0.29           0.53           0.87           1.16
-----------------------------------------------------------------------------------------------------------------------------
  Total loans                                              100.00%        100.00%        100.00%        100.00%        100.00%
-----------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------

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



                                                                   Maturity at December 31, 1997
--------------------------------------------------------------------------------------------------------------
                                                                      After one
                                                           Within     but within       After
(in thousands)                                           one year     five years     five years          Total
--------------------------------------------------------------------------------------------------------------
Commercial, financial and agricultural                 $  162,350     $  192,183     $  216,367     $  570,900
Real estate- construction                                  28,216         31,611         25,998         85,825
--------------------------------------------------------------------------------------------------------------
                                                       $  190,566     $  223,794     $  242,365     $  656,725
--------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------
Rate sensitivity
Predetermined rate                                      $  38,868      $  87,538      $  56,889     $  183,295
Adjustable rate                                           151,698        136,256        185,476        473,430
--------------------------------------------------------------------------------------------------------------
                                                       $  190,566     $  223,794     $  242,365     $  656,725
--------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------


NONPERFORMING ASSETS

                                                                                       December 31
-----------------------------------------------------------------------------------------------------------------------------
(in thousands)                                              1997           1996           1995           1994           1993
-----------------------------------------------------------------------------------------------------------------------------
Nonaccrual loans                                          $12,058      $  10,156       $  9,433         $8,829      $  11,186
Restructured loans                                            629            630            918              -              -
90 days or past due and still accruing interest             8,863          5,800          3,947          3,401          3,637
-----------------------------------------------------------------------------------------------------------------------------
 Total nonperforming loans                                 21,550         16,586         14,298         12,230         14,823

Foreclosed properties                                       1,949          1,059          1,927          4,320          3,635
-----------------------------------------------------------------------------------------------------------------------------
 Total nonperforming assets                               $23,499        $17,645        $16,225        $16,550        $18,458
-----------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------

Nonperforming assets to total loans
 plus foreclosed properties                                  1.64%          1.35%          1.45%          1.83%          2.18%
Allowance to nonperforming loans                            94.97         113.50         112.47         106.12          90.04

Nonaccrual, past due and restructured loans


                                                    As a % of                   As a % of    Accruing loans   As a % of
                                      Nonaccrual  loan balances  Restructured  loan balances  past due 90   loan balances
(in thousands)                          loans      by category      loans      by category   days or more    by category  Balances
----------------------------------------------------------------------------------------------------------------------------------
December 31, 1997
Commercial loans-real estate secured     $ 3,881      1.25%         $ 629        0.20%          $ 2,339         0.75%   $  310,092
Commercial loans- other                    6,294       2.40             -           -               878         0.33       262,692
Consumer loans- real estate secured        1,569       0.32             -           -             3,857         0.78       493,718
Consumer loans- other                        314       0.09             -           -             1,789         0.49       361,927
----------------------------------------------------------------------------------------------------------------------------------
 Total                                   $12,058       0.84%        $ 629        0.04%          $ 8,863         0.62%   $1,428,429
----------------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------------

December 31, 1996
Commercial loans- real estate secured     $4,817       1.78%        $ 409        0.15%           $1,266         0.47%   $  270,315
Commercial loans- other                    3,217       1.35%          221        0.09             1,398         0.59       238,590
Consumer loans- real estate secured        1,690       0.34%            -           -             2,225         0.45       490,136
Consumer loans- other                        432       0.14%            -           -               911         0.29       310,582
----------------------------------------------------------------------------------------------------------------------------------
 Total                                   $10,156       0.78%        $ 630        0.05%           $5,800         0.44%   $1,309,623
----------------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------------

    The allowance for loan losses balance is maintained by management at a level considered adequate to cover anticipated losses that are based on past loss experience, general economic conditions, information about specific borrower situations including their financial position and collateral values, and other factors and estimates which are subject to change over time.

    In 1997, gross interest income that would have been recorded on nonaccrual loans had the loans been current in accordance with their original terms amounted to $1.3 million. Interest income actually recorded and included in net income for the period was $0.3 million, leaving $1.0 million of interest income not recognized during the period.

Discussion of the Nonaccrual Policy

    The accrual of interest income on loans is discontinued when the collection of interest and principal in full is not expected. When interest accruals are discontinued, interest income accrued in the current period is reversed. Any loans past due 90 days or more must be well secured and in the process of collection to continue accruing interest.

Potential Problem Loans

    When management has serious doubts as to the ability of borrowers to comply with repayment terms, the loans are placed on nonaccrual status. Management, therefore, believes that no additional potential problem loans exist which would result in disclosure pursuant to Item III.C.2.

Foreign Outstandings

   None

Loan Concentrations

    The Corporation has no concentration of loans exceeding 10% of total loans which is not otherwise disclosed at December 31, 1997.

Other Interest-Bearing Assets

    The Corporation has no other interest-bearing assets that would be required to be disclosed under Item III.C.1 or 2, if such assets were loans, other than $0.3 million held as other real estate owned, included above in foreclosed properties.

ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES



(in thousands)                                             1997           1996           1995           1994           1993
-----------------------------------------------------------------------------------------------------------------------------
Allowance for loan losses, beginning of year            $  18,825      $  16,082      $  12,978      $  13,346      $  13,736
 Loans charged off:
  Commercial, secured by real estate                          676            378          1,278          1,442          1,538
  Commercial, other                                         1,042          1,136          1,646          3,902          2,140
  Real Estate Mortgage                                        695            880            514            407            598
  Consumer loans                                            9,840          4,594          2,594          1,786          1,606
-----------------------------------------------------------------------------------------------------------------------------
   Total charge-offs                                       12,253          6,988          6,032          7,537          5,882

 Recoveries of loans previously charged off:
  Commercial, secured by real estate                          116            174            159             12            147
  Commercial, other                                           454            609            331            395            333
  Real Estate Mortgage                                         94            312             44             66             58
  Consumer loans                                            2,653          1,351            740            630            512
-----------------------------------------------------------------------------------------------------------------------------
   Total recoveries                                         3,317          2,446          1,274          1,103          1,050

 Net charge-offs:
  Commercial, secured by real estate                          560            204          1,119          1,430          1,391
  Commercial, other                                           588            527          1,315          3,507          1,807
  Real Estate Mortgage                                        601            568            470            341            540
  Consumer loans                                            7,187          3,243          1,854          1,156          1,094
-----------------------------------------------------------------------------------------------------------------------------
   Total net charge-offs                                    8,936          4,542          4,758          6,434          4,832

 Allowance of acquired banks                                    0              0          2,004              0              0
 Allowance of sold bank                                      (578)             0              0              0              0
 Provisions charged against operations                     11,154          7,285          5,858          6,066          4,442
-----------------------------------------------------------------------------------------------------------------------------

Balance, end of year                                    $  20,465      $  18,825      $  16,082      $  12,978      $  13,346

-----------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------
Allocation of allowance, end of year
  Commercial, secured by real estate                     $  3,502       $  3,304       $  3,095       $  3,649       $  2,650
  Commercial, other                                         2,945          2,870          2,300          2,349          1,921
  Real Estate Construction                                    115            152            135             93             57
  Real Estate Mortgage                                        546            790          1,044            905          1,659
  Consumer                                                  3,575          2,248          1,574          1,291          1,271
  Equipment lease financing                                    21             46             71            108             91
  Unallocated                                               9,761          9,414          7,863          4,583          5,697
-----------------------------------------------------------------------------------------------------------------------------
Balance, end of year                                    $  20,465      $  18,825      $  16,082      $  12,978      $  13,346
-----------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------

Average loans outstanding, net of
  unearned interest                                    $1,350,471     $1,215,243     $1,021,637      $ 872,045       $849,202

Loans outstanding at end of year, net of
  unearned interest                                    $1,428,429     $1,309,623     $1,115,068      $ 906,454       $853,935

Net charge-offs to average loan type
  Commercial, secured by real estate                         0.20%          0.08%          0.39%          0.60%          0.59%
  Commercial, other                                          0.23%          0.24%          0.66%          0.94%          0.96%
  Real Estate Mortgage                                       0.12%          0.12%          0.13%          0.13%          0.18%
  Consumer loans                                             2.22%          1.27%          1.02%          0.78%          0.62%
   Total                                                     0.66%          0.37%          0.47%          0.74%          0.57%
Other ratios
  Allowance to net loans, end of year                        1.43%          1.44%          1.44%          1.43%          1.56%
  Provision for loan losses to average loans                 0.83%          0.60%          0.57%          0.70%          0.82%


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

AVERAGE DEPOSITS AND OTHER BORROWED FUNDS


(in thousands)                                               1997           1996           1995
-----------------------------------------------------------------------------------------------
DEPOSITS:
 Non-interest bearing deposits                         $  186,521     $  184,071     $  168,108
 NOW accounts                                             182,688        170,410        151,781
 Money market deposits                                     75,835         94,653         82,733
 Savings                                                  137,839        157,094        152,442
 Certificates of deposit GREATER THAN $100,000            253,372        265,005        242,081
 Certificates of deposit LESS THAN $100,000
    and other time deposits                               621,447        596,560        562,803
-----------------------------------------------------------------------------------------------
      Total Deposits                                    1,457,702      1,467,793      1,359,948

OTHER BORROWED FUNDS:
 Federal funds purchased
    and securities sold under
    repurchase agreements                                  35,029         25,363         25,934
 Other short-term borrowings                                    0             17          1,443
 Advances from Federal Home
 Loan Bank                                                106,572         90,666         71,917
 Long-term debt                                            43,782         22,795         27,328
-----------------------------------------------------------------------------------------------
      Total Other Borrowed Funds                          185,383        138,841        126,622
-----------------------------------------------------------------------------------------------
 Total Deposits and Other
    Borrowed Funds                                   $  1,643,085   $  1,606,634   $  1,486,570
-----------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------

Maturities of time deposits of $100,000 or more outstanding at December 31, 1997 are summarized as follows:


                                                     Certificates           Time
(in thousands)                                         of Deposit       Deposits          Total
-----------------------------------------------------------------------------------------------
3 months or less                                        $  70,246       $  1,001      $  71,247
Over 3 through 6 months                                    49,086          3,351         52,437
Over 6 through 12 months                                   72,589          4,431         77,020
Over 12 through 60 months                                  59,895          6,496         66,391
Over 60 months                                                927              0            927
-----------------------------------------------------------------------------------------------
                                                       $  252,743      $  15,279     $  268,022
-----------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------

SHORT-TERM BORROWINGS

    The Corporation did not have any category of short-term borrowings for which the average balance outstanding during the reported periods was 30% or more of shareholders' equity at the end of the reported periods.

ITEM 2. PROPERTIES


    The Corporation's and the Bank's main offices are located at 208 North Mayo Trail, Pikeville, Kentucky, 41501 which is owned by the Bank.

    The Bank is divided into nine operational regions: Pikeville Region, Lexington Region, Whitesburg Region, Mount Sterling Region, Williamsburg Region, Flemingsburg Region, Ashland Region, Versailles Region, and Middlesboro Region.

   The Bank presently has twelve branch offices in the Pikeville Region in addition to its main office. The Bank owns six of these branch banking offices and leases the remaining six branch offices including the in-store branch located in a WalMart superstore.

    The Lexington Region has four branch offices. Two of these branches are in-store branches which are located in Winn Dixie supermarkets. The Bank owns one branch office and leases the other three branch offices. At this time there is another in-store branch under construction at a Stop N Go convenience store which will also be leased.

    The Whitesburg Region currently has six branch offices. The Bank owns three of these branch offices and leases three branch offices, one of which is leased under an obligation accounted for as a capital lease.

    The Mount Sterling Region has three branch offices, one of which is an in-store branch located in a WalMart superstore. The Bank owns two of the branch offices and leases the in-store site, the land for its ATM site and the land adjacent to one of its branch offices for parking and a drive up window.

   The Williamsburg Region has three branch offices. The Bank owns two of these branches and leases one branch office.

    The Flemingsburg Region has four branch offices. The Bank owns all of these branch offices and also owns real property located in this Region which is leased to outside parties.

    The Ashland Region has five branch offices. The Bank owns three of these branch offices and leases the remaining two. In the Ashland Region there are also two other properties which are leased, the 16th Street Properties which is sub-leased, and the Old Meade Station Branch property from which The Bank also receives tenant income. In addition to these two properties, The Bank receives income from office space leased to tenants which is located in one of the branch offices as well as The Arcade which adjoins the same branch office. A portion of the office space in The Arcade is used for Bank premises.

    The Versailles Region has two branch locations. The Bank owns one of these branch offices and leases one branch office.

    The Middlesboro Region has four branch locations. Of the four branch offices, three are owned and one is leased by The Bank.

    Community Trust Bank, FSB's main office is located in Campbellsville, Kentucky. The Bank has a branch office in each of the following locations: Campbellsville, Columbia, Greensburg, Edmonton, Somerset (2), Lebanon, Jamestown, Frankfort, Winchester and Berea, Kentucky. Community Trust Bank, FSB, owns all of its locations with the exception of the Lending Annex located next to the main office, its supermarket branches located in Somerset and Lebanon, and its WalMart in-store branches located in Frankfort, Winchester and Berea. The building which is used by the Community Trust Bank, FSB Somerset Branch contains additional office space which is leased to outside parties.

    Trust Company of Kentucky NA's main office is located in Lexington, Kentucky. The Lexington and Louisville offices are leased from outside parties. Trust Company of Kentucky, NA also has leased offices in The Bank's main office, Middlesboro Region's main office, Ashland Region's main office and Community Trust Bank, FSB's main office.

   See notes 7 and 14 to consolidated financial statements included herein for the year ended December 31, 1997, for additional information relating to commitments and amounts invested in premises and equipment. The Corporation has $300,500 of investments in real property, all in other real estate.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    There were no matters submitted to a vote of security holders, through solicitation of proxies or otherwise, during the fourth quarter of 1997.


                   EXECUTIVE OFFICERS OF THE REGISTRANT


   Set forth below are the executive officers of the Corporation, their positions with the Corporation and the year in which they first became an executive officer or director.




                    POSITIONS AND          DATE FIRST
                    OFFICES                BECAME DIRECTOR     PRESENT
                    CURRENTLY              OR EXECUTIVE        PRINCIPAL
NAME AND AGE (1)    HELD                   OFFICER             OCCUPATION
---------------     ----                   ---------           ----------
Burlin Coleman; 68  Chairman of            1980                Chairman
                    Board, President                           of Board,
                    CEO & Director                             President & CEO

Brandt Mullins; 70  Vice Chairman          1980                Vice
                    of Board & Director                        Chairman

Jean R. Hale; 51    Executive Vice         1992                President &
                    President,                                 CEO of Community
                    Secretary &                                Trust Bank, NA
                    Director

Richard M. Levy; 39 Executive Vice         1995 (2)             Executive Vice
                    President, CFO                              President, CFO
                    & Treasurer                                 & Treasurer

Ralph Weickel, 40   Executive Vice         1995 (3)              Executive Vice
                    President, Sales                             President,
                    & Marketing                                  Sales & Marketing




Ronald M. Holt; 50  Executive Vice         1996 (4)              President and CEO
                    President, Trust                             of Trust Company
                                                                 of Kentucky, NA

Mark Gooch; 39      Executive Vice         1997 (5)              Executive Vice
                    President, Operations                        President,
                                                                 Operations

John Shropshire, 49 Executive Vice         1997 (6)              Executive Vice
                    President & Senior Lender                    President
                                                                 & Senior Lender

(1) The ages listed for the Corporation's executive officers are as of February 28, 1998.

(2) Mr. Levy resigned as Executive Vice President & CFO of the Corporation effective February 2, 1998 to accept a position as Controller with another financial institution.

(3) Mr. Weickel served as Vice President of the Corporation prior to becoming an executive officer. Mr. Weickel served as Vice President, Manager of Investments, for Boatmen's National Bank of Des Moines, NA, from 1988 to 1994.

(4) Mr. Holt served as Executive Vice President and Trust Manager of Bank One Kentucky Corporation from 1990 to 1995 at which time he joined the Corporation.

(5) Mr. Gooch served as President and Chief Executive Officer of First Security Bank & Trust Co., Whitesburg, Kentucky, a subsidiary of the Corporation prior to consolidation on January 1, 1997,from 1993 to 1997.

(6) Mr. Shropshire served as President and Chief Executive Officer of Bowling Green Bank & Trust Co. from 1993 to 1995 at which time he became President and CEO of Farmers-Deposit Bank, a subsidiary of the Corporation prior to consolidation on January 1, 1997.

                                  PART II


ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

    The Corporation's common stock is listed on The NASDAQ-Stock Market's National Market under the symbol CTBI. Robinson Humphrey Co., Inc., Atlanta, Georgia; Morgan, Keegan and Company, Memphis, Tennessee; J.J.B. Hilliard, W.L. Lyons, Inc., Louisville, Kentucky; Bear, Stearns & Co., Inc., New York, New York; Herzog, Heine, Geduld, Inc., New York, New York; and J.C. Bradford & Co., Louisville, Kentucky are primary market makers.

QUARTERLY FINANCIAL DATA


(in thousands except per share amounts)
Three Months Ended                                    December 31   September 30   June 30     March 31
--------------------------------------------------------------------------------------------------------
1997
Net interest income                                    $ 18,608      $ 18,768      $ 19,428    $ 19,708
Net interest income, taxable equivalent basis            19,085        19,246        19,941      20,216
Provision for loan losses                                 3,636         4,069         1,731       1,718
Noninterest income                                        4,203         7,054         3,741       3,444
Noninterest expense                                      15,368        14,899        14,736      14,889
Net income                                                2,555         4,412         4,556       7,546

Per common share:
Basic earnings per share before extraordinary gain     $   0.25      $   0.44      $   0.45    $   0.44
Basic earnings per share extraordinary gain                0.00          0.00          0.00        0.31
Basic earnings per share after extraordinary gain          0.25          0.44          0.45        0.75
Diluted earnings per share before extraordinary gain       0.25          0.44          0.45        0.44
Diluted earnings per share extraordinary gain              0.00          0.00          0.00        0.31
Diluted earnings per share after extraordinary gain        0.25          0.44          0.45        0.75
Dividends declared                                         0.20          0.18          0.18        0.18

Common stock price:
High                                                   $  32.13      $  28.50       $ 27.13    $  25.11
Low                                                       25.75         24.63         24.50       21.82
Last trade                                                31.13         26.25         26.75       23.30

Selected ratios:
Return on average assets, annualized                       0.55%         0.99%         0.99%       1.68%
Return on average common equity, annualized                6.37%        11.05%        11.98%      20.45%
Net interest margin, annualized                            4.45%         4.67%         4.68%       4.85%

1996
Net interest income                                    $ 19,945      $  19,123      $ 18,537   $ 17,751
Net interest income, taxable equivalent basis            20,490         19,703        19,141     18,347
Provision for loan losses                                 2,108          2,003         1,686      1,488
Noninterest income                                        3,822          3,696         3,662      3,259
Noninterest expense                                      14,427         13,700        13,639     13,477
Net income                                                4,949          4,906         4,737      4,203

Per common share:
Basic earnings per share before extraordinary gain     $   0.49      $    0.49      $   0.47   $   0.42
Basic earnings per share extraordinary gain                0.00           0.00          0.00       0.00
Basic earnings per share after extraordinary gain          0.49           0.49          0.47       0.42
Diluted earnings per share before extraordinary gain       0.49           0.49          0.47       0.42
Diluted earnings per share extraordinary gain              0.00           0.00          0.00       0.00
Diluted earnings per share after extraordinary gain        0.49           0.49          0.47       0.42
Dividends declared                                         0.18           0.16          0.16       0.16



Common stock price:
High                                                   $  23.64      $  21.59      $  21.59    $  20.00
Low                                                       18.41         18.86         18.18       16.82
Last trade                                                22.27         20.23         19.77       20.00

Selected ratios:
Return on average assets, annualized                       1.10%         1.09%         1.09%       0.98%
Return on average common equity, annualized               13.69%        13.92%        13.98%      12.42%
Net interest margin, annualized                            4.89%         4.73%         4.78%       4.62%

    There were approximately 3,600 holders of outstanding common shares of the Corporation at February 28, 1998.

DIVIDENDS

     The annual dividend was increased from $0.66 per share to $0.74 per share during 1997. The Corporation has adopted a conservative policy of cash dividends with periodic stock dividends. Dividends are typically paid on a quarterly basis. Future dividends are subject to the discretion of the Corporation's Board of Directors, cash needs, general business conditions, dividends from the subsidiaries and applicable governmental regulations and policies. For information concerning restrictions on dividends from subsidiary banks to the Corporations, see Note 18 to the consolidated financial statements included herein for the year ended December 31, 1997.


ITEM 6.  SELECTED FINANCIAL DATA
Selected Financial Data 1993-1997
---------------------------------
(in thousands except per share amounts)
Year Ended December 31                                    1997           1996           1995           1994           1993
-----------------------------------------------------------------------------------------------------------------------------
Interest income                                        $  150,588     $  144,447     $  131,026     $  106,560     $  104,929
Interest expense                                           74,076         69,092         64,992         47,370         46,616
-----------------------------------------------------------------------------------------------------------------------------
 Net interest income                                       76,512         75,355         66,034         59,190         58,313
Provision for loan losses                                  11,154          7,285          5,858          6,066          4,442
Noninterest income                                         18,442         14,439         11,116          9,653         12,069
Noninterest expense                                        59,892         55,243         55,871         52,287         45,571
-----------------------------------------------------------------------------------------------------------------------------
 Income before income taxes and extraordinary gain         23,908         27,266         15,421         10,490         20,369
Income taxes                                                7,924          8,471          4,608          2,278          5,533
 Income before extraordinary gain                          15,984         18,795         10,813          8,212         14,836
Extraordinary gain, net of tax                              3,085              0              0              0              0
-----------------------------------------------------------------------------------------------------------------------------
 Net income                                            $   19,069     $   18,795     $   10,813     $    8,212     $   14,836
=============================================================================================================================
Per common share:
Earnings per share                                     $     1.90     $     1.87     $     1.10     $     0.87     $     1.69
Cash Dividends Declared -                                    0.74           0.66           0.60           0.57           0.51
 As a percentage of net income                              46.54%         35.29%         54.55%         65.52%         30.18%
Book value, end of year                                     15.70          14.41          13.33          12.34          12.22
Market price, end of year                                   31.13          22.27          17.50          23.86          26.66
Market value to book value, end of year                      1.98x          1.55x          1.31x          1.93x          2.18x
Price/earnings ratio, end of year                            19.6x          11.9x          15.9x          27.4x          15.8x
Cash dividend yield, end of year                             2.38%          2.96%          3.43%          2.39%          1.91%

At year end:
Total assets                                           $1,852,667     $1,815,660     $1,730,170     $1,499,434     $1,464,039
Long-term debt                                             53,463         19,136         27,873         24,944         35,277
Shareholders' equity                                      158,019        144,754        133,795        116,636        107,371

Averages:
Assets                                                 $1,815,208     $1,762,009     $1,630,922     $1,470,630     $1,415,441
Deposits                                                1,457,701      1,467,794      1,359,947      1,216,544      1,181,347
Earning assets                                          1,684,178      1,632,532      1,508,539      1,365,750      1,313,064
Loans                                                   1,350,471      1,215,243      1,021,637        872,045        849,202
Shareholders' equity                                      154,853        138,925        130,780        116,165        102,445

Profitability ratios:
Return on average assets                                     1.05%          1.07%          0.66%          0.56%          1.05%
Return on average common equity                             12.31%         13.53%          8.27%          7.07%         14.48%

Capital ratios:
Equity to assets, end of year                                8.53%          7.97%          7.73%          7.78%          7.33%
Average equity to average assets                             8.65%          7.88%          8.02%          7.90%          7.24%
Risk-based capital ratios
Leverage ratio                                               7.75%          7.05%          6.44%          7.19%          6.36%
Tier I Capital                                               9.97%          9.71%         10.24%         11.08%         10.10%
Total Capital                                               11.23%         10.96%         11.51%         12.33%         12.23%

Other significant ratios:
Allowance to net loans, end of year                          1.43%          1.44%          1.44%          1.43%          1.56%
Allowance to nonperforming loans, end of year               94.97%        113.50%        119.99%        106.12%         90.04%
Nonperforming assets to loans and
 foreclosed properties, end of year                          1.64%          1.35%          1.37%          1.83%          2.18%
Net interest margin                                          4.66%          4.76%          4.54%          4.51%          4.60%

Other statistics:
Average common shares outstanding                          10,059         10,038          9,839          9,445          8,781
Number of full-time equivalent employees,
 end of year                                                  795            792            757            655            699

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW
      The Corporation reported net earnings of $19.1 million for the year ending December 31, 1997, compared to $18.8 million for 1996 and $10.8 million for 1995. Earnings for 1997 included an extraordinary gain (net of tax) of $3.1 million received from the settlement with a former software vendor. Earnings per share for 1997 were $1.90 compared to $1.87 per share for 1996 and $1.10 for 1995.

      Earnings for 1997 increased in the categories of net interest income and noninterest income, reflecting the Corporation's growth. Noninterest expense likewise increased from the previous year, fueled by expansion of new branches, advertising of the Corporation's new name, and a heavier investment in training for the Corporation's employees. The noninterest expense category which reflected the largest increase from the previous year was the provision for loan loss, increasing from $7.3 million in 1996 to $11.2 million in 1997. Most of this increase was related to the Corporation's funding of indirect consumer loans, which traditionally experience higher yields and higher charge-offs than other loan. The Corporation's return on average assets for 1997 was 1.05% as compared to 1.07% and 0.66% in 1996 and 1995, respectively, and the return on average equity for 1997 was 12.31% as compared to 13.53% and 8.27% for 1996 and 1995, respectively.

      Total assets as of December 31, 1997 were $1.85 billion, an increase of 0.7% as compared to total assets of $1.84 billion as of December 31, 1996. The Corporation's total assets were impacted by the sale in July of Commercial Bank, West Liberty, a wholly-owned subsidiary, which had approximately $76 million in assets. Total loans as of December 31, 1997 were $1.43 billion compared to $1.31 billion as of December 31, 1996, an increase of 9.2%. Total deposits decreased marginally from $1.48 billion at December 31, 1996 to $1.47 billion at December 31, 1997.

      In January 1997 shareholders were notified that they would receive a
10%  stock  dividend  for shares held as of March 15,  1997.   This  stock
dividend, was paid in addition to the quarterly cash dividend, in April.

      In June 1997 the Corporation successfully completed its first securitization of approximately $80 million of indirect auto loans. The Corporation retained the servicing rights on the sold loans, while using the proceeds of the sale to fund loan growth.


ACQUISITIONS
      While no acquisitions were completed during the year, in December 1997 the Corporation announced its intention to enter the West Virginia market by acquiring seventeen branches from Bank One, West Virginia, NA and Bank One, Wheeling-Stubenville, NA, subsidiaries of Banc One Corporation ("Banc One"). Under the terms of the definitive agreement, the Corporation will purchase seventeen branches that currently have deposits totaling approximately $565 million. The purchase price will include a 9.7% premium on the deposits plus book value for other assets acquired, subject to adjustments as provided in the definitive agreement. Concurrent with this agreement, the Corporation entered into an agreement with Premier Financial Bancorp, Inc. of Georgetown, Kentucky to sell three of the seventeen branches being acquired from Banc One. The three branches being sold to Premier Financial Bancorp, Inc. have total deposits of approximately $153 million.

      During January 1998, the Corporation subsequently announced that it had entered into a definitive agreement to sell seven additional branches of the seventeen it will acquire from Banc One. Five of these seven branches, having combined deposits of approximately $125 million, will be purchased by Peoples Banking and Trust Company, a subsidiary of Peoples Bancorp, Inc. of Marietta, Ohio. Two of the seven branches, having combined deposits of approximately $67 million, will be purchased by United National Bank, a subsidiary of United Bankshares, Inc. of Parkersburg, West Virginia.

      All of the above transactions are subject to regulatory approval. Upon completion of these transactions, the Corporation will be retaining seven of the original seventeen branches, totaling approximately $220 million in deposits. This acquisition will assist in the growth of the Corporation outside of Kentucky and provide a new customer base for generating additional revenues.

RESULTS OF OPERATIONS
1997 Compared to 1996

      Net income for 1997 was $19.1 million compared to $18.8 million for 1996. Basic earnings per share for 1997 were $1.90 compared to $1.87 per share for 1996. Earnings for 1997 include a $3.1 million, or $0.31 per share, extraordinary gain (net of tax), a result of a settlement with a former software vendor. Prior period earnings per share have been restated for the 10% stock dividend paid in April 1997 and have also been restated for the accounting under Statement of Financial Accounting Standards No. 128, EARNINGS PER SHARE. See footnote 21 for further explanation.

      Net interest income for 1997 increased 1.5% as compared to 1996, rising from $75.4 million in 1996 to $76.5 million in 1997. Noninterest income increased 27.7% from $14.4 million in 1996 to $18.4 million in 1997 while noninterest expense increased 8.4% from $55.2 million in 1996 to $59.9 million in 1997. (See separate discussions of noninterest income and noninterest expense below.)

      Return on average assets decreased from 1.07% in 1996 to 1.05% in 1997, including the extraordinary item, and return on average equity decreased from 13.53% in 1996 to 12.31% in 1997.

Net Interest Income

      During the third quarter of 1997 the Corporation began recording certain loan fees as noninterest revenue which, until then, were classified as interest income. As a result, net interest income for 1997 ended marginally higher at $76.5 million, up 1.5% from 1996. The Corporation's net interest margin declined from 4.76% at the end of 1996 to 4.66% at the end of 1997, also a reflection of the change in classification of certain loan-related fee income.

    The Corporation's average earning assets increased from $1.63 billion in 1996 to $1.68 billion in 1997. Average interest bearing liabilities also increased during the period, from $1.42 billion in 1996 to $1.46 billion in 1997. Average interest bearing liabilities as a percentage of average earning assets remained fairly stable, moving from 87.1% in 1996 to 86.47% in 1997.

      The taxable equivalent yield on average interest earning assets increased from 8.99% in 1996 to 9.06% in 1997. The cost of average interest bearing liabilities likewise increased from 4.86% to 5.09% during the same period. The yield on interest bearing assets has been favorably impacted due to the Corporation's increase in consumer loans, which traditionally experience higher yields than other loans.

      Loans accounted for 77.1% of total assets as of December 31, 1997 compared to 71.2% as of December 31, 1996. Approximately $80 million of indirect automobile loans were sold in 1997, which affected the Corporation's ending loan balance for 1997. The servicing rights were retained on these sold loans, and the resulting cash generated from this loan sale was used for funding of new loans.

      The Corporation invested in several new branches during 1997, generating new loan and deposit growth. The interest costs associated with opening new branches is generally higher than normal, in order to gain market share. This factor, along with the traditional market pressures from competitors, increased the Corporation's cost of interest bearing liabilities from $71 million in 1996 to $74 million in 1997.

Provision for loan losses

      The provision for loan losses increased from $7.3 million in 1996 to $11.2 million in 1997. The majority of this increase was directly related to the Corporation's investment in indirect consumer loans, which generally experience higher yields and higher charge-offs than other loans. In addition, the provision will increase during the normal course of business as the respective loan portfolio balance increases, in order to maintain the proper percentage of loan loss allowance to total loans.

      Charge-offs, net of recoveries, as a percentage of average loans outstanding increased from 0.37% in 1996 to 0.66% in 1997 as gross charge-offs and recoveries both increased for 1997 in line with the increase in average loans outstanding as compared to 1996. The allowance for loan losses increased significantly, rising from $18.8 million at December 31,
1996  to  $20.5 million at December 31, 1997.    The Corporation does  not
believe there are currently any trends, events or uncertainties that are reasonably likely to have a material effect on the volume of its non-performing loans.

Noninterest income

      Noninterest income increased 27.7% from $14.4 million in 1996 to $18.4 million in 1997. Service charges on deposit-related products generated $6.9 million for the year, an increase of $400 thousand over the previous year. Trust income increased from $1.6 million in 1996 to $1.8 million in 1997 as the trust assets under management increased during the year. Gains on sale of residential mortgage loans decreased from $1.7 million in 1996 to $1.1 million in 1997, due to a lower volume of loan sales. Other noninterest income increased from $3.2 million in 1996 to $6.9 million in 1997, largely due to the reclassification of loan-related fees from interest income, and also due to an operating gain of $3 million on the sale of the Corporation's subsidiary, Commercial Bank, West Liberty, which was completed in July 1997. Securities gains and losses were not a significant factor in either 1997 or 1996, as the Corporation incurred net securities gains of $47,000 in 1997 and $88,000 in 1996.

Noninterest expense

      Noninterest expense increased from $55.2 million in 1996 to $59.9 million in 1997. Salaries and employee benefits increased marginally from $28.2 million in 1996 to $28.5 million in 1997. Occupancy expense likewise increased from $4.0 million in 1996 to $4.2 million in 1997 and equipment costs grew from $3.7 million in 1996 to $4.0 million in 1997. Data processing costs increased from $2.6 million in 1996 to $3.1 million in 1997 and stationery, printing and office supplies marginally increased from $1.7 million in 1996 to $1.8 million in 1997. Marketing and advertising increased from $2.1 million in 1996 to $2.9 million in 1997 while legal and professional fees increased from $2.6 million in 1996 to $3.2 million in 1997. Repossession expense increased from $0.1 million in 1996 to $0.7 million in 1997. Meetings and training increased to $0.7 million in 1997 from $0.3 million in 1996. Telephone expense increased from $1.2 million in 1996 to $1.4 million in 1997.

1996 Compared to 1995

      Net income for 1996 was $18.8 million compared to $10.8 million  for
1995.   Basic earnings per share for 1996 was $1.87 per share compared  to
$1.10 for 1995.

      Net interest income grew from $66.0 million in 1995 to $75.4 million in 1996. The increase in net interest income was due to a higher level of average earning assets and rising interest rates during 1996. The yield on interest earning assets increased and the cost of interest bearing liabilities decreased during 1996 as compared to 1995. The taxable equivalent yield on average interest earning assets increased from 8.86% in 1995 to 8.99% in 1996. The cost of average interest bearing liabilities decreased from 4.93% to 4.86% during the same period. As a result of this the net interest margin increased from 4.54% in 1995 to 4.76% in 1996.

      Noninterest income increased 29.73% from $11.1 million in 1995 to $14.4 million in 1996. Service charges on deposit accounts, the largest component, increased from $5.2 million in 1995 to $6.3 million in 1996. During the same period, other noninterest income increased from $4.1 million to $4.7 million and trust income increased from $1.3 million to $1.6 million. Net gains from the sale of residential mortgage loans increased from $462 thousand in 1995 to $1.7 million in 1996, due to a larger volume of loans sold. Securities gains and losses were minimal in both periods, as the Corporation incurred net securities gains of $12 thousand in 1995 and $88 thousand in 1996.

      Noninterest expense decreased from $55.9 million in 1995 to $55.2 million in 1996. A cost containment program implemented during 1996 successfully reduced many noninterest expenses. Salaries and benefits increased from $24.6 million in 1995 to $28.2 million in 1996; occupancy expense increased from $3.9 million to $4.0 million; data processing decreased from $2.8 million to $2.6 million; stationery & printing costs decreased from $1.9 million to $1.7 million and other taxes increased from $2.0 million to $2.1 million.

DISCLOSURES REGARDING YEAR 2000

      Many companies have undertaken major projects to address "Year 2000" readiness, which relates to the recognition of dates beyond 1999. Many software programs and hardware systems are in a two digit format which will not process into the next century. The Corporation has already taken steps necessary to ensure that the Corporation will be "Year 2000 compliant". Those steps include the following:

- Assessment of the significant issues throughout the organization and customer base, in order to be prepared for proper processing of information.
- Implementation of a Steering Committee and Project Team to oversee the successful attainment of Year 2000 compliance.
- Completion of an inventory of all hardware, software, systems, and facilities to identify products which must be replaced, retired, or renovated.
- Contacting all respective third party providers of computer-related services and have requested that they provide evidence to the Corporation by June 1998 of their intention to be Year 2000 compliant.
- Creation of a test environment to validate software, hardware, and systems as new releases become available.
- The Corporation's Board of Directors and Executive Management have committed to providing the appropriate resources and workforce necessary to ensure compliance with Year 2000.

      Management anticipates that all internal hardware upgrades or replacements will be completed by March 1999. The costs associated with hardware and software upgrades will be approximately $450,000 in 1998 and $1,400,000 in 1999. Management believes that these estimates are generous and that these costs are not material to the financial condition of the Corporation.

      The Corporation's most significant exposure will be relying upon third party vendors and processors and managing the relationship with their product or service as the Corporation tests their Year 2000 Ready products and services. The Corporation's primary third party data processor, one of the country's leading suppliers of financial institution data processing services, has already provided assurances that it will be Year 2000 compliant prior to mid-year 1999.

      As testing occurs throughout 1998, any vendors who cannot certify their intentions to be Year 2000 compliant will be abandoned and new vendors will be contacted. The Corporation anticipates completing Year 2000 issues by the middle of 1999.


LIQUIDITY

      The Corporation's objectives are to ensure that funds are available at the subsidiary banks to meet deposit withdrawals and credit demands without unduly penalizing profitability, and to ensure that funding is available for the parent Corporation to meet the ongoing cash needs while maximizing profitability. The Corporation continues to identify ways to provide for liquidity on both a current and long-term basis. On a long-term basis, the market regions rely mainly on core deposits, certificates of deposit of $100,000 or more, repayment of principal and interest on loans and securities, as well as federal funds sold and purchased. The market regions also rely on the sale of securities under repurchase agreements, securities available-for-sale and Federal Home Loan Bank borrowings.

     Deposits decreased marginally from $1.48 billion at December 31, 1996 to $1.47 billion at December 31, 1997. The sale of Commercial Bank, West Liberty in July, 1997 reduced the Corporation's deposits by approximately $70 million. By adjusting for this sale, the Corporation's deposits increased by slightly over 4% from the previous year. Since loan demand outpaced deposit growth, the Corporation increased its borrowings of federal funds, Federal Home Loan Bank borrowings, and other short-term borrowings. The Corporation's largest subsidiary, Community Trust Bank, NA, also completed the securitization and sale of approximately $80 million of its auto loans during the second quarter of 1997 to provide additional funding.

      During April 1997 the Corporation raised $34.5 million of cash through the issuance of 9.0% Cumulative Trust Preferred Securities. These cash proceeds were applied to the Corporation's liquidity position to fund new loans, new branches, and for future acquisitions. These securities will mature in March, 2027.

      Due to the nature of the markets served by the banking regions, management believes that the majority of its certificates of deposit of $100,000 or more are no more volatile than its core deposits. During the periods of low interest rates, these deposit balances remained stable as a percentage of total deposits. In addition, the Corporation is able to borrow funds with several correspondent banks, to meet the Corporation's liquidity needs.

      The Corporation owns $166 million of securities designated as available-for-sale and valued at market which are available to meet liquidity needs on a continuing basis. The Corporation also relies on Federal Home Loan Bank advances for both liquidity and management of its asset/liability position. Federal Home Loan Bank advances decreased from $111.0 million at December 31, 1996 to $101.8 million at December 31, 1997.

      The Corporation generally relies upon net inflows of cash from financing activities, supplemented by net inflows of cash from operating activities, to provide cash for its investing activities. As is typical of many financial institutions, significant financing activities include deposit gathering, use of short-term borrowing facilities such as federal funds purchased and securities sold under repurchase agreements, and the issuance of long-term debt. The Corporation has a $17.5 million credit line available beyond 1998, in the form of a revolving line of credit (see
Note 9- Long-term Debt). The Corporation's primary investing activities include purchases of investment securities and loan originations.

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

   The Corporation's static interest rate gap position as of December 31, 1997 is presented below:


INTEREST RATE SENSITIVITY ANALYSIS
December 31, 1997                       0-3           3-12          Total          Over
 (in thousands)                       Months         Months         1 Year        1 Year          Total
---------------------------------------------------------------------------------------------------------
 Interest earning assets
  Securities and deposits           $  67,165      $  58,686     $  125,851     $  156,484     $  282,335
  Loans                               584,818        279,860        864,678        563,751      1,428,429
---------------------------------------------------------------------------------------------------------

  Total earning assets              $ 651,983      $ 338,546     $  990,529     $  720,235     $1,710,764

Interest bearing liabilities
 NOW, money market and savings
  accounts                          $ 257,083      $ 128,173     $  385,256     $        -     $  385,256
 Time deposits                        234,608        412,088        646,696        239,697        886,393
 Federal funds purchased
  and other short-
  term borrowings                      48,670          9,129         57,799            150         57,949
 Advances from FHLB                    78,816          2,518         81,334         20,493        101,827
 Long-term debt                         1,482             66          1,548         51,915         53,463
---------------------------------------------------------------------------------------------------------

 Total interest bearing
   liabilities                      $ 620,659      $ 551,974     $1,172,633     $  312,255     $1,484,888
---------------------------------------------------------------------------------------------------------

Interest sensitivity gap
 For the period                     $  31,324      $(213,428)    $ (182,104)    $  407,980     $  225,876
 Cumulative                            31,324       (182,104)      (182,104)       225,876        225,876
 Cumulative as a percent
  of earning assets                      1.83%        (10.64)%       (10.64)%        13.20%         13.20%


CAPITAL RESOURCES
      Total shareholders' equity increased from $144.8 million at December 31, 1996 to $158.0 million at December 31, 1997. The Corporation's primary source of capital is retained earnings. Cash dividends were $0.74 per share for 1997 and $0.66 per share for 1996.

      Regulatory guidelines require bank holding companies, commercial banks, and savings banks to maintain certain minimum ratios and define companies as "well capitalized" that sufficiently exceed the minimum ratios. The banking regulators may alter minimum capital requirements as a result of revising their internal policies and their ratings of individual institutions. To be "well capitalized" banks and bank holding companies must maintiain a Tier 1 leverage ratio of no less than 5.0%, a Tier 1 risk based ratio of no less than 6.0% and a total risk based ratio of no less than

10.0%. The Corporation's ratios as of December 31, 1997 were 7.75%, 9.97% and 11.23%, respectively. The Corporation and all of its banking affiliates met the criteria for "well capitalized" at December 31, 1997.

      As of December 31, 1997, management is not aware of any current recommendations by banking regulatory authorities which, if they were to be implemented, would have, or are reasonably likely to have, a material adverse impact on the Corporation's liquidity, capital resources, or operations.


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

  Management believes the most significant impact on financial and operating results is the Corporation's ability to react to changes in interest rates. Management seeks to maintain an essentially balanced position between interest sensitive assets and liabilities in order to protect against the effects of wide interest rate fluctuations. At December 31, 1997, the results of the Corporation's interest sensitivity analysis indicated that net interest income would be relatively unchanged by a 100 basis point increase or decrease in the federal funds rate (assuming the change occurs evenly over the next year and that corresponding changes in other market rates occur as forecasted). Net interest income would be expected to increase 3.0% if rates increased 200 basis points and would be expected to decrease 3.6% if rates declined 200 basis points.

ITEM 8.  FINANCIAL STATEMENTS


CONSOLIDATED BALANCE SHEETS

(in thousands except per share amounts)
December 31                                                              1997           1996
-----------------------------------------------------------------------------------------------
ASSETS
Cash and balances due from banks                                     $    61,404    $    63,884
Federal funds sold                                                             -         24,365
Securities available-for-sale                                            165,611        229,952
Securities held-to-maturity (fair value of $115,150
 and $150,315, respectively)                                             115,931        137,733
Loans                                                                  1,428,429      1,309,623
 Allowance for loan losses                                               (20,465)       (18,825)
-----------------------------------------------------------------------------------------------
 Net loans                                                             1,407,964      1,290,798

Premises and equipment, net                                               47,668         46,275
Excess of cost over net assets acquired (net of accumulated
 amortization of $7,720 and $6,674, respectively)                         17,746         19,822
Other assets                                                              36,343         27,196
-----------------------------------------------------------------------------------------------
  Total Assets                                                       $ 1,852,667    $ 1,840,025
===============================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
 Noninterest bearing                                                 $   193,353    $   200,222
 Interest bearing                                                      1,271,650      1,280,600
-----------------------------------------------------------------------------------------------
Total deposits                                                         1,465,003      1,480,822

Federal funds purchased and other short-term borrowings                   57,949         68,950
Other liabilities                                                         16,406         15,394
Advances from Federal Home Loan Bank                                     101,827        110,969
Long-term debt                                                            53,463         19,136
-----------------------------------------------------------------------------------------------
  Total Liabilities                                                    1,694,648      1,695,271

Shareholders' equity:
Preferred stock, 300,000 shares authorized and unissued
Common stock, $5 par value, shares authorized 25,000,000; shares
 issued and outstanding, 1997 - 10,062,487; 1996 - 9,128,814              50,312         45,644
Capital surplus                                                           28,067         27,915
Retained earnings                                                         79,026         71,976
Net unrealized appreciation (depreciation) on securities available-
 for-sale, net of tax                                                        614           (781)
-----------------------------------------------------------------------------------------------
  Total Shareholders' Equity                                             158,019        144,754
-----------------------------------------------------------------------------------------------

  Total Liabilities and Shareholders' Equity                         $ 1,852,667    $ 1,840,025
===============================================================================================

The accompanying notes are an integral part of these statements.


CONSOLIDATED STATEMENTS OF INCOME
(in thousands except per share amounts)
Year Ended December 31                                     1997          1996           1995
-----------------------------------------------------------------------------------------------
INTEREST INCOME:
Interest and fees on loans                             $  130,256     $  118,640     $  100,686
Interest and dividends on securities -
 Taxable                                                   16,770         22,304         22,503
 Tax exempt                                                 2,541          2,964          4,668
Other                                                       1,021            539          3,169
-----------------------------------------------------------------------------------------------
  Total interest income                                   150,588        144,447        131,026

INTEREST EXPENSE:
Interest on deposits                                       62,189         60,576         56,673
Interest on federal funds purchased and other
 short-term borrowings                                      1,819          1,259          1,513
Interest on advances from Federal Home Loan Bank            6,224          5,356          4,506
Interest on long-term debt                                  3,844          1,901          2,300
-----------------------------------------------------------------------------------------------
  Total interest expense                                   74,076         69,092         64,992
-----------------------------------------------------------------------------------------------

  Net interest income                                      76,512         75,355         66,034
Provision for loan losses                                  11,154          7,285          5,858
-----------------------------------------------------------------------------------------------
  Net interest income after provision for loan losses      65,358         68,070         60,176

NONINTEREST INCOME:
Service charges on deposit accounts                         6,866          6,282          5,224
Gains on sale of loans, net                                 1,108          1,735            462
Trust income                                                1,841          1,592          1,341
Securities gains (losses), net                                 47             88             12
Other                                                       8,580          4,742          4,077
-----------------------------------------------------------------------------------------------
  Total noninterest income                                 18,442         14,439         11,116

NONINTEREST EXPENSE:
Salaries and employee benefits                             28,528         28,229         24,639
Occupancy, net                                              4,204          3,992          3,934
Equipment                                                   4,007          3,734          3,706
Data processing                                             3,074          2,644          2,808
Stationery, printing and office supplies                    1,765          1,656          1,919
Taxes other than payroll, property and income               2,116          2,084          1,980
FDIC insurance                                                254            113          2,990
Other                                                      15,944         12,791         13,895
-----------------------------------------------------------------------------------------------
  Total noninterest expense                                59,892         55,243         55,871
-----------------------------------------------------------------------------------------------

  Income before income taxes and extraordinary gain        23,908         27,266         15,421
Income taxes                                                7,924          8,471          4,608
-----------------------------------------------------------------------------------------------
  Income before extraordinary gain                         15,984         18,795         10,813
Extraordinary gain, net of tax                              3,085              0              0
-----------------------------------------------------------------------------------------------
  Net income                                           $   19,069     $   18,795     $   10,813
===============================================================================================

Basic earnings per share before extraordinary gain     $     1.59     $     1.87     $     1.10
Basic earnings per share extraordinary gain                  0.31           0.00           0.00
Basic earnings per share after extraordinary gain            1.90           1.87           1.10
Diluted earnings per share before extraordinary gain         1.58           1.87           1.10
Diluted earnings per share extraordinary gain                0.30           0.00           0.00
Diluted earnings per share after extraordinary gain          1.88           1.87           1.10
===============================================================================================
Average shares outstanding                                 10,059         10,038          9,839
===============================================================================================

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY


                                                                                     Net
                                                                                  Unrealized
                                                                                 Appreciation
                                                                                (Depreciation)
                                                                                 on Securities
                                             Common     Capital     Retained   Available-for-Sale,
(in thousands except per share amounts)      Stock      Surplus     Earnings       Net of Tax          Total
---------------------------------------------------------------------------------------------------------------
Balance, January 1, 1995                   $  42,961    $ 20,788    $  54,928      $  (2,041)         $ 116,636

Net income for 1995                                                    10,813                            10,813
Cash dividends declared
  ($.66 per share)                                                     (5,807)                           (5,807)
Issuance of 29,574 shares
 common stock                                    135         180                                            315
Issuance of 555,745 shares common
 stock in conjunction with
 acquisitions                                  2,526       6,915                                          9,441
Net change in unrealized
 appreciation/depreciation
 on securities available-for-
 sale, net of tax of $944                                                              2,397              2,397
---------------------------------------------------------------------------------------------------------------
Balance, December 31, 1995                    45,622      27,883       59,934            356            133,795

Net income for 1996                                                    18,795                            18,795
Cash dividends declared
  ($.74 per share)                                                     (6,753)                           (6,753)
Issuance of 4,950 shares
 common stock                                     22          32                                             54
Net change in unrealized
 appreciation/(depreciation)
 on securities available-for-sale,
 net of tax of $739                                                                   (1,137)            (1,137)
---------------------------------------------------------------------------------------------------------------
Balance, December 31, 1996                    45,644      27,915       71,976           (781)           144,754

Net income for 1997                                                    19,069                            19,069
Cash dividends declared
  ($.74 per share)                                                     (7,446)                           (7,446)
Issuance of 19,788 shares
 common stock                                     99         152                                            251
To record stock split of 10%
 common stock                                  4,569                   (4,573)                               (4)
Net change in unrealized
 appreciation/(depreciation)
 on securities available-for-sale,
 net of tax of $906                                                                    1,395              1,395
---------------------------------------------------------------------------------------------------------------
Balance, December 31, 1997                 $  50,312    $ 28,067    $  79,026        $   614          $ 158,019
===============================================================================================================


The accompanying notes are an integral part of these statements.


CONSOLIDATED STATEMENTS OF CASH FLOWS

Year Ended December 31 (in thousands)                      1997          1996           1995
-----------------------------------------------------------------------------------------------
Cash flows from operating activities:
Net income                                              $  19,069      $  18,795      $  10,813
Adjustments to reconcile net income to net
 cash (used in) provided by operating activities:
  Depreciation and amortization                             4,777          4,877          3,874
  Provision for loan and other real estate losses          11,179          7,364          6,273
  Securities (gains) losses, net                             (119)           (88)           (12)
  Gains on sale of loans, net                              (1,108)        (1,735)          (462)
  Net amortization of securities premiums                     364            548            532
  Changes in:
   Other assets                                            (8,371)           674           (995)
   Other liabilities                                          843         (1,837)         3,908
   Loans held for sale                                     78,671        (68,641)        (3,507)
-----------------------------------------------------------------------------------------------
    Net cash (used in) provided by operating activities   105,305        (40,043)        20,424

Cash flows from investing activities:
Payments to acquire net assets of subsidiaries                  -              -        (14,918)
Proceeds from:
 Sale of securities available-for-sale                     44,913          7,561         18,058
 Maturity of securities available-for-sale                 44,742         87,419         53,474
 Maturity of securities held-to-maturity                   16,125         13,930         32,709
 Principal payments of mortgage-backed securities           6,508          3,433        135,518
Purchase of:
 Securities available-for-sale                            (23,688)       (47,224)       (28,250)
 Securities held-to-maturity                                    -         (4,669)       (40,179)
 Mortgage-backed securities                                (1,000)             -       (110,522)
Net change in loans                                      (205,957)      (130,074)       (75,147)
Net change in premises and equipment                       (5,128)        (3,130)        (4,795)
Other                                                           -              -          5,921
-----------------------------------------------------------------------------------------------
    Net cash used in investing activities                (123,485)       (72,754)       (28,131)

Cash flows from financing activities:
Net change in deposits                                    (15,819)        13,379         50,175
Net change in federal funds purchased and
 other short-term borrowings                               13,364         24,202        (15,771)
Advances from Federal Home Loan Bank                      120,012         61,364          1,595
Repayments of advances from Federal Home Loan Bank       (129,154)       (14,024)       (16,783)
Proceeds from long-term debt                               34,500          1,000         13,526
Payments on long-term debt                                   (173)        (9,737)       (10,597)
Issuance and repurchase of common stock, net                  247             54            315
Dividends paid                                             (7,277)        (6,569)        (5,385)
-----------------------------------------------------------------------------------------------
    Net cash provided by financing activities              15,700         69,669         17,075

Net (decrease) increase in cash and cash equivalents       (2,480)       (43,128)         9,368
Cash and cash equivalents at beginning of year             63,884        107,012         80,098
Cash and cash equivalents of acquired banks                     -              -         17,546
-----------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                $  61,404      $  63,884     $  107,012
===============================================================================================

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

      NATURE OF OPERATIONS - Substantially all assets, liabilities, revenues, and expenses are related to banking operations, including lending, investing of funds and obtaining of deposits and other financing. All of the Corporation's business offices and the majority of its business are located in eastern and central Kentucky.

     CASH AND CASH EQUIVALENTS - Cash and cash equivalents include cash on hand, amounts due from banks, interest-bearing deposits in other financial institutions and federal funds sold. Generally, federal funds are sold for one day periods. Cash flows are reported net for customer loan transactions, deposit transactions, and other short-term borrowings.

      SECURITIES - Management determines the classification of securities at purchase. The Corporation now classifies securities into held-to-maturity or available-for-sale categories. Held-to-maturity securities are those which the Corporation has the positive intent and ability to hold to maturity, and are reported at amortized cost. Available-for-sale securities are those the Corporation may decide to sell if needed for liquidity, asset-liability management or other reasons. Available-for-sale securities are reported at fair value, with unrealized gains and losses included as a separate component of shareholders' equity, net of tax. If declines in fair value are not temporary, the carrying value of the securities is written down to fair value as a realized loss.

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

     EARNINGS PER SHARE - The Corporation adopted the Financial Accounting Standards Board Statement No. 128, EARNINGS PER SHARE, effective December 31, 1997. Statement 128 replaces the previous calculations of "primary"
and "fully diluted" earnings per share (EPS) with "basic" and "diluted" EPS, respectively.

      Basic EPS is calculated by dividing net income available to common shareholders by the weighted-average number of common shares outstanding. The most significant change from the former method is that the effect of stock options is no longer included in the calculation of basic EPS.

      Diluted EPS still adjusts of number of weighted-average shares of common stock outstanding under the treasury stock method, which includes the dilutive effect of stock options. The most significant change is that the treasury stock method is now applied using the average market price for the period rather than the higher of the AVERAGE MARKET PRICE or the ending market price.

      The Corporation has restated all prior period EPS calculations to conform with Statement 128. (See Note 21 - Earnings Per Share.)

      RECLASSIFICATION - Certain reclassifications have been made in the prior financial statements to conform to current classifications.

2.  BUSINESS COMBINATIONS

      While no acquisitions were completed during the year, in December 1997 the Corporation announced its intention to enter the West Virginia market by acquiring seventeen branches from Bank One, West Virginia, NA and Bank One, Wheeling-Stubenville, NA, subsidiaries of Banc One Corporation ("Banc One"). Under the terms of the definitive agreement, the Corporation will purchase seventeen branches that currently have deposits totaling approximately $565 million. The purchase price will include a 9.7% premium on the deposits plus approximately $4.5 million for fixed assets, subject to adjustments as provided in the definitive agreement. Concurrently with this agreement, the Corporation entered into an agreement with Premier Financial Bancorp, Inc. of Georgetown, Kentucky to sell three of the seventeen branches being acquired from Banc One. The three branches being sold to Premier Financial Bancorp, Inc. have total deposits of approximately $153 million.

      During January 1998, the Corporation subsequently announced that it had entered into a definitive agreement to sell seven additional branches of the seventeen it will acquire from Banc One. Five of these seven branches, having combined deposits of approximately $125 million, will be purchased by Peoples Banking and Trust Company, a subsidiary of Peoples Bancorp, Inc. of Marietta, Ohio. Two of the seven branches, having combined deposits of approximately $67 million, will be purchased by United National Bank, a subsidiary of United Bankshares, Inc. of Parkerburg, West Virginia.

      All of the above transactions are subject to regulatory approval. Upon completion of these transactions, the Corporation will be retaining seven of the original seventeen branches, totaling approximately $220 million in deposits. This acquisition will assist in growth of the
Corporation outside of Kentucky and provide a new customer base for generating additional revenues.

3. CASH AND DUE FROM BANKS

    Included in cash and due from banks are noninterest bearing deposits that are held at the Federal Reserve or maintained in vault cash in accordance with regulatory reserve requirements. The balance requirement was $24.1 million at December 31, 1997, and $16.2 million at December 31, 1996. Cash paid during the years ended 1997, 1996 and 1995 for interest was $73.6 million, $68.2 million and $64.2 million, respectively. Cash paid during the same periods for income taxes was $11.6 million, $8.1 million and $2.9 million, respectively.

4. SECURITIES

   Amortized cost and fair value of securities at December 31, 1997 are as follows:

                                                                        Gross         Gross
Available-for-sale                                     Amortized     Unrealized     Unrealized       Fair
(in thousands)                                           Cost          Gains         Losses          Value
------------------------------------------------------------------------------------------------------------
U.S. Treasury and government agencies                  $  35,275       $  413        $  (125)      $  35,563
States and political subdivisions                          5,055          144             (2)          5,197
U.S. agency mortgage-backed pass through certificates     85,743          716           (274)         86,185
Collateralized mortgage obligations                       17,725           33            (87)         17,671
Other debt securities                                      2,196            -            (28)          2,168
------------------------------------------------------------------------------------------------------------
 Total debt securities                                   145,994        1,306           (516)        146,784
Marketable equity securities                              18,711          116              0          18,827
------------------------------------------------------------------------------------------------------------
                                                       $ 164,705       $1,422        $  (516)      $ 165,611
============================================================================================================

                                                                        Gross          Gross
Held-to-maturity                                       Amortized     Unrealized     Unrealized        Fair
 (in thousands)                                           Cost          Gains         Losses          Value
------------------------------------------------------------------------------------------------------------
U.S. Treasury and government agencies                  $  19,962       $   25        $(1,917)      $  18,070
States and political subdivisions                         46,296        1,245             (4)         47,537
U.S. agency mortgage-backed pass through certificates     42,316          138           (175)         42,279
Collateralized mortgage obligations                        7,357            0            (93)          7,264
------------------------------------------------------------------------------------------------------------
                                                      $  115,931       $1,408        $(2,189)      $ 115,150
============================================================================================================


  Amortized cost and fair value of securities at December 31, 1996 are as follows:
                                                                        Gross          Gross
Available-for-sale                                     Amortized     Unrealized     Unrealized        Fair
(in thousands)                                            Cost          Gains         Losses          Value
------------------------------------------------------------------------------------------------------------
U.S. Treasury and government agencies                  $  49,541       $  449        $  (183)      $  49,807
States and political subdivisions                              0            0              0               0
U. S. agency mortgage-backed pass through certificates    76,440          525           (675)         76,290
Collateralized mortgage obligations                       66,136          326           (760)         65,702
Other debt securities                                      2,393            6            (80)          2,313
------------------------------------------------------------------------------------------------------------
 Total debt securities                                   194,510        1,300         (1,698)        194,112
Marketable equity securities                              36,423           10           (593)         35,840
------------------------------------------------------------------------------------------------------------
                                                       $ 230,933       $1,310        $(2,291)      $ 229,952
============================================================================================================

                                                                        Gross          Gross
Held-to-maturity                                       Amortized     Unrealized     Unrealized        Fair
(in thousands)                                            Cost          Gains         Losses          Value
------------------------------------------------------------------------------------------------------------
U.S. Treasury and government agencies                  $  23,841       $   48        $(1,342)       $ 22,547
States and political subdivisions                         50,380          784           (714)         50,450
U.S. agency mortgage-backed pass through certificates     48,172          100           (980)         47,292
Collateralized mortgage obligations                       15,340           13           (259)         15,094
------------------------------------------------------------------------------------------------------------
                                                       $ 137,733       $  945        $(3,295)      $ 135,383
============================================================================================================

    The amortized cost and fair value of securities at December 31, 1997, by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.


                                               Available-for-sale            Held-to-maturity
--------------------------------------------------------------------------------------------------
                                            Amortized       Fair          Amortized        Fair
(in thousands)                                Cost          Value           Cost           Value
--------------------------------------------------------------------------------------------------
Due in one year or less                     $  13,296      $  12,378      $  11,858      $  10,213
Due after one through five years               21,993         23,201         19,888         21,766
Due after five through ten years                3,138          3,224         24,857         23,400
Due after ten years                             1,903          1,958          9,655         10,228
Mortgage-backed pass through certificates
  and collateralized mortgage obligations     103,468        103,855         49,673         49,543
Other securities                                2,196          2,168              -              -
--------------------------------------------------------------------------------------------------
                                              145,994        146,784        115,931        115,150
Marketable equity securities                   18,711         18,827              -              -
--------------------------------------------------------------------------------------------------
                                             $164,705       $165,611       $115,931       $115,150
==================================================================================================

    Gross gains of $552 thousand and gross losses of $504 thousand were realized on sales and calls in 1997 and gross gains of $177 thousand and gross losses of $89 thousand were realized on sales and calls in 1996.

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

    Securities in the amount of $174 million and $145 million at December 31, 1997 and 1996, respectively, were pledged to secure public deposits, trust funds, securities sold under repurchase agreements, and advances from the Federal Home Loan Bank.

5. LOANS
   Major classifications of loans, net of unearned income, are summarized as follows:


December 31 (in thousands)                               1997           1996
--------------------------------------------------------------------------------
Commercial, secured by real estate                    $  310,092     $  270,315
Commercial, other                                        260,808        234,793
Real estate - commercial construction                     76,131         67,267
Real estate - residential construction                     9,694         11,802
Real estate - consumer mortgage                          407,893        411,067
Consumer                                                 361,927        310,582
Equipment lease financing                                  1,884          3,797
-------------------------------------------------------------------------------
                                                    $  1,428,429   $  1,309,623
===============================================================================

   Included in loan balances are loans held for sale in the amount of $0.9 million and $78.4 million at December 31, 1997 and December 31, 1996, respectively. The amount of loans on a non-accruing income status was $12.1 million and $10.2 million at December 31, 1997 and 1996, respectively. Additional interest which would have been recorded during 1997, 1996 and 1995 if such loans had been accruing interest was approximately $1.3 million, $0.8 million, and $1.1 million, respectively.

     In the ordinary course of business, the Corporation's banking subsidiaries have made loans at prevailing interest rates and terms to directors and executive officers of the Corporation or its banking subsidiaries, including their associates (as defined by the Securities and Exchange Commission). Management believes such loans were made on substantially the same terms, including interest rate and collateral, as those prevailing at the same time for comparable transactions with other persons. The aggregate amount such loans at January 1, 1997 was $ 29.0
million.   During 1997,
activity with respect to these loans included new loans of $6.0 million, repayments of $0.7 million, and a net increase of $12.5 million due to changes in the status of executive officers and directors. As a result of these activities, the aggregate balance of these loans was $21.8 million at December 31, 1997.

    At December 31, 1997 and 1996, the recorded investment in impaired loans was $11 million and $8.4 million, respectively. Included in these amounts at December 31, 1997 and December 31, 1996, respectively are $2.4 million and $3.3 million of impaired loans for which specific reserves for loan losses are carried in the amounts of $1.6 million and $893 thousand. The average investment in impaired loans for 1997 and 1996 was $11.1 million  and  $8.8  million, respectively while interest  income  of  $258 thousand and $305 thousand was recognized on cash payments of $258 thousand and $305 thousand.

6. ALLOWANCE FOR LOSSES
   Activity in the allowance for loan losses is as follows:


(in thousands)                              1997           1996           1995
-------------------------------------------------------------------------------
Balance, beginning of year              $  18,825      $  16,082      $  12,978
Balances of acquired banks                      -              -          2,004
Provisions charged to operations           11,154          7,285          5,858
Recoveries                                  3,317          2,446          1,274
Charge-offs                               (12,253)        (6,988)        (6,032)
Allowance of sold bank                       (578)             -              -
-------------------------------------------------------------------------------
Balance, end of year                    $  20,465      $  18,825      $  16,082
===============================================================================

Activity in the allowance for other real estate losses is as follows:


(in thousands)                              1997           1996           1995
-------------------------------------------------------------------------------
Balance, beginning of year                 $  617         $  624       $  1,852
Provisions charged to operations               78             79            415
Charge-offs                                   (19)           (86)        (1,643)
Allowance of sold bank                        (38)             -              -
-------------------------------------------------------------------------------
Balance, end of year                       $  638         $  617         $  624
===============================================================================

    Other  real  estate  owned by the Corporation,  net  of  reserves,  at
December   31,   1997  and  1996  was  $2.7  million  and  $1.8   million,
respectively.

7. PREMISES AND EQUIPMENT

  Premises and equipment are summarized as follows:


December 31 (in thousands)                                  1997           1996
-------------------------------------------------------------------------------
Land and buildings                                     $  46,558      $  45,477
Leasehold improvements                                     4,224          3,702
Furniture, fixtures and equipment                         26,662         26,375
Construction in progress                                   2,416            315
-------------------------------------------------------------------------------
                                                       $  79,860      $  75,869
Less accumulated depreciation and
  amortization                                           (32,192)       (29,594)
-------------------------------------------------------------------------------
                                                       $  47,668      $  46,275
===============================================================================

    Depreciation and amortization of premises and equipment for 1997, 1996 and 1995 was $3.8 million, $3.7 million, and $3.4 million, respectively.

8. DEPOSITS

   Interest expense on deposits is categorized as follows:


(in thousands)                               1997           1996           1995
---------------------------------------------------------------------------------
Savings, NOW and money market accounts    $  12,557      $  12,721      $  12,167
Certificates of deposit of $100 thousand
 or more                                     14,726         15,531         14,148
Other time deposits                          34,906         32,324         30,358
---------------------------------------------------------------------------------
                                          $  62,189      $  60,576      $  56,673
=================================================================================

    Time  certificates  of  deposit outstanding in denominations  of  $100 thousand or more were $253 million and $262 million at December 31, 1997 and 1996, respectively.

9. LONG-TERM DEBT

     Long-term debt is categorized as follows:


December 31 (in thousands)                                  1997           1996
-------------------------------------------------------------------------------
Parent Company:
Six Year Senior Notes, 7.375% interest,
  due January 1, 1999                                  $   5,000       $  5,000

Ten Year Senior Notes, 8.25% interest,
  due January 1, 2003                                     12,230         12,230

Trust Preferred Securities                                34,500              -


Subsidiaries:
Other                                                      1,733          1,906
-------------------------------------------------------------------------------
                                                       $  53,463      $  19,136
===============================================================================

    The Six and Ten Year Senior Notes are redeemable, in whole or in part, at the option of the Corporation at any time on or after January 1, 1997, and January 1, 1999, respectively, at prices beginning at 102% of par and decreasing annually until scheduled final maturity.

    In April 1997, CTBI Preferred Capital Trust ("CTBI Trust"), a trust created under the laws of the State of Delaware, issued $34.5 million of 9.0% cumulative trust preferred securities ("Preferred Securities"). The Corporation owns all of the beneficial interests represented by common securities ("Common Securities") of CTBI Trust, which exists for the sole purpose of issuing the Preferred Securities and Common Securities and investing the proceeds thereof in an equivalent amount of 9.0% Subordinated Debentures which were issued by the Corporation. The Subordinated Debentures will mature on March 31, 2027, and are unsecured obligations of the Corporation. The Subordinated Debentures are irrevocably and unconditionally guaranteed by the Corporation and are subordinate and junior in right of payment to all senior debt and other subordinated debt. There are no payments due for this debt in the next five years.

   There remains a revolving bank note with a maximum amount available of $17.5 million. At no time in 1997 was there an outstanding balance.

10. ADVANCES FROM FEDERAL HOME LOAN BANK

   The advances from the Federal Home Loan Bank are due for repayment as follows:


December 31 (in thousands)        1997          1996
------------------------------------------------------
Due in one year or less       $  31,443      $   5,896
Due in one to five years         64,892         89,455
Due in five to ten years          4,668         14,517
Due after ten years                 824          1,101
------------------------------------------------------
                              $ 101,827      $ 110,969
======================================================

    These advances generally require monthly principal payments and are collateralized by Federal Home Loan Bank stock of $13.2 million and $166.2 million of certain first mortgage loans as of December 31, 1997. Fixed rates advances total $24.0 million and have interest rates ranging from 1.00% to 7.05%. Variable rate advances total $78.0 million with rates immediately adjustable based on LIBOR.

11. FEDERAL INCOME TAXES

    The components of the provision for income taxes are as follows:


(in thousands)                              1997         1996        1995
----------------------------------------------------------------------------
Currently payable                         $  8,548     $  8,027     $  4,641
Deferred                                      (624)         444          219
Increase in valuation allowance                  -            -         (252)
----------------------------------------------------------------------------
                                          $  7,924     $  8,471     $  4,608
============================================================================

    The components of the net deferred tax asset as of December 31 are as follows:


(in thousands)                                              1997           1996
-------------------------------------------------------------------------------
Deferred Tax Assets
  Allowance for loan losses                             $  6,357       $  5,783
  Allowance for other real estate losses                     291            216
  Net unrealized depreciation on securities
    available-for-sale                                         -            312
  Accrued expenses                                           320            320
  Deferred compensation                                      212            207
  Other                                                      965            965
-------------------------------------------------------------------------------
      Total deferred tax assets                         $  8,145       $  7,803

Deferred Tax Liabilities
  Depreciation                                        $   (3,423)     $  (3,569)
  Net unrealized appreciation on securities
    available-for-sale                                      (329)             -
  FHLB stock dividends                                    (1,275)          (949)
  Other                                                     (854)          (854)
-------------------------------------------------------------------------------
      Total deferred tax liabilities                  $   (5,881)     $  (5,372)

  Valuation allowance                                       (764)          (948)
-------------------------------------------------------------------------------
      Net deferred tax asset                          $    1,500      $   1,483
===============================================================================

    The Corporation reports income taxes on the liability method, which places primary emphasis on the valuation of current and deferred tax assets and liabilities. The amount of income tax expense recognized for a period is the amount of income taxes currently payable or refundable, plus or minus the change in aggregate deferred tax assets and liabilities. The method focuses first on the balance sheet, and the amount of income tax expense is determined by changes in the components of the balance sheet.

   A reconciliation between federal income tax at the statutory rate and income tax expense is as follows:


(in thousands)               1997           1996           1995
----------------------------------------------------------------
Tax at statutory rate     $  8,367       $  9,543       $  5,398
Tax-exempt interest         (1,061)        (1,295)        (1,349)
Other, net                     618            223            559
----------------------------------------------------------------
                          $  7,924       $  8,471       $  4,608
================================================================

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

    The Corporation currently contributes 4% of covered employees gross wages to the employee stock ownership plan (ESOP) portion of the plan. The ESOP uses the contribution to acquire shares of the Corporation's common stock. The ESOP owned 579,285 shares of Corporation stock at December 31, 1997. Substantially all shares owned by the ESOP were allocated to employees' accounts at December 31, 1997. The market price of the shares at the date of allocation is essentially the same as the market price at the date of purchase.

    The total retirement plan expense, including ESOP expense above, for 1997, 1996 and 1995 was $1.3 million, $1.2 million, and $1.1 million, respectively.

    The Corporation maintains an incentive stock option plan covering key employees. Approximately 495,000 shares have been authorized under the plan, 148,182 of which were available at December 31, 1997 for future grants. All options granted have a maximum term of ten years. Options granted as management retention options vest after five years, all other options vest ratably over four years.

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

   The Corporation's stock option activity and related information for the periods ended December 31, 1997, and December 31, 1996, is summarized as follows:

                                           December 31, 1997             December 31, 1996
------------------------------------------------------------------------------------------------
                                                 Weighted-Average               Weighted-Average
                                      Options     Exercise Price     Options     Exercise Price
------------------------------------------------------------------------------------------------
Outstanding at beginning of period    255,333        $19.92           74,874         $17.20
Granted                               140,085         23.24          189,188          18.99
Exercised                             (23,032)        13.18           (4,950)          9.81
Forfeited/Expired                     (86,618)        20.39           (3,779)         23.14
------------------------------------------------------------------------------------------------
Outstanding at end of period          285,768        $23.59          255,333         $18.58
================================================================================================

Exercisable at end of period           37,918        $16.33           51,908         $14.42


    The weighted-average fair value of options granted during the years 1996 and 1997 was $5.07 and $5.26 per share, respectively. Exercise prices for options outstanding as of December 31, 1997 ranged from $9.70 to $22.27. The weighted-average remaining contractual life of these options is 9.0 years.

   The fair value of the options presented above was estimated at the date of the grant using a Black-Scholes option pricing model with the following weighted average assumptions for 1997 and 1996, respectively: risk-free interest rates of 5.50% and 6.75%; dividend yields of 2.70% and 3.27%; volatility factors of the expected market price of the Corporation's common stock of .209 and .230 and a weighted average expected option life of 6.0 years. Because the effect of applying Statement 123's fair value method to the Corporation's stock options results in net income and earnings per share amounts that are not materially different from those reported in the consolidated statements of income, pro forma information has not been provided.

13. OPERATING LEASES

   Certain premises and equipment are leased under operating leases. Minimum rental payments are as follows:


(in thousands)
-----------------------------------
  1998                       $1,177
  1999                        1,117
  2000                          998
  2001                          830
  2002                          748
  Thereafter                  3,650
-----------------------------------
                             $8,520
===================================

    Rental expense under operating leases was $0.9 million, $0.8 million, and $1.2 million in 1997, 1996 and 1995, respectively.

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

    Other Financial Instruments - The estimated fair value for other financial instruments and off-balance sheet loan commitments approximates cost at December 31, 1997 and 1996 and is not considered significant.

                                             1997                       1996
                                                   Estimated                     Estimated
                                    Carrying         Fair         Carrying         Fair
December 31 (in thousands)           Amount          Value         Amount          Value
-------------------------------------------------------------------------------------------
Financial assets:
  Cash and cash equivalents         $   61,404     $   61,404     $   63,884     $   63,884
  Securities                           281,542        280,761        367,685        365,335
  Loans                              1,428,429      1,452,692      1,309,623      1,323,615
  Less: allowance for loan losses      (20,465)       (20,465)       (18,825)       (18,825)
-------------------------------------------------------------------------------------------
                                    $1,750,910     $1,774,392     $1,722,367     $1,734,009
===========================================================================================

Financial liabilities:
  Deposits                          $1,465,003     $1,473,543     $1,480,822     $1,489,020
  Short-term borrowings                 57,949         47,719         44,584         44,584
  Advances from Federal Home
    Loan Bank                          101,827        100,984        110,969        111,939
  Long-term debt                        53,463         53,463         19,136         19,136
-------------------------------------------------------------------------------------------
                                    $1,678,242     $1,675,709     $1,655,511     $1,664,679
===========================================================================================

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

    At December 31, the Banks had the following financial instruments, whose approximate contract amounts represent credit risk:


  (in thousands)                         1997            1996
  --------------------------------------------------------------
  Standby letters of credit           $ 14,822         $ 16,047
  Commitments to extend credit         182,306          145,292

     Standby letters of credit represent conditional commitments to guarantee the performance of a third party. The credit risk involved is essentially the same as the risk involved in making loans.

    Fixed rate loan commitments at December 31, 1997 of $7.4 million have interest rates ranging predominately from 6.4% to 18.0% and are for terms up to 5 years. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The Banks evaluate each customer's credit-worthiness on a case-by-case basis. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. A portion of the commitments are to extend credit at fixed rates. These credit commitments are based on prevailing rates, terms and conditions applicable to other loans being made at December 31, 1997. Collateral held varies but may include accounts receivable, inventory, property and equipment and income-producing properties.

16. CONCENTRATION OF CREDIT RISK

      The Bank and the thrift grant commercial, residential, and consumer related loans to customers primarily located in eastern and central Kentucky. Although the Bank and the Thrift have diverse loan portfolios, a certain portion of the debtor's ability to perform is somewhat dependent upon the coal industry.

17. COMMITMENTS AND CONTINGENCIES

      The Corporation and Bank, along with several of their officers, are named defendants in legal actions from normal business activities. Management, after consultation with legal counsel, believes these actions are without merit or that the ultimate liability, if any, will not materially affect the Corporation's consolidated financial position.

18. LIMITATION ON SUBSIDIARY BANK DIVIDENDS

    The Corporation's principal source of funds is dividends received from the subsidiary banks. Regulations limit the amount of dividends that may be paid by the Corporation's banking subsidiaries without prior approval. During 1998, approximately $1.7 million plus any 1998 net profits can be paid by the Corporation's banking subsidiaries without prior regulatory approval.

19. REGULATORY MATTERS

    The Corporation and its banking subsidiaries are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material adverse effect on the Corporation's financial statements. Under capital adequacy and the regulatory framework for prompt corrective action, the Corporation must meet specific capital guidelines that involve quantitative measures of the Corporation's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Corporation's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

    Quantitative measures established by regulation to ensure capital adequacy require the Corporation to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I Capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier I Capital (as defined) to average assets (as defined). These measures also define banks and bank holding companies as "well-capitalized" which meet or exceed higher minimum amounts and ratios (also set forth in the table below.) Management believes, as of December 31, 1997, that the Corporation meets all capital adequacy requirements for which it is subject to be defined as well-capitalized.

                                                                                    To be Well
                                                                                Capitalized Under
                                                            For Capital         Prompt Corrective
                                        Actual           Adequacy Purposes      Action Provisions
(in thousands)                    Amount     Ratio       Amount     Ratio       Amount     Ratio
--------------------------------------------------------------------------------------------------
AS OF DECEMBER 31, 1997

Total Capital
  (to Risk Weighted Assets)     $191,733    13.69%      $112,051    8.00%      $140,063    10.00%
Tier I Capital
  (to Risk Weighted Assets)      174,189    12.44%        56,025    4.00%        84,038     6.00%
Tier I Capital
  (to Average Assets)            174,189     9.67%        72,800    4.00%        91,000     5.00%


AS OF DECEMBER 31, 1996

Total Capital
  (to Risk Weighted Assets)     $141,339    10.96%      $103,152    8.00%      $128,940    10.00%
Tier I Capital
  (to Risk Weighted Assets)      125,188     9.71%        51,576    4.00%        77,364     6.00%
Tier I Capital
  (to Average Assets)            125,188     7.05%        71,052    4.00%        88,815     5.00%


20. PARENT COMPANY FINANCIAL STATEMENTS


CONDENSED BALANCE SHEETS
 December 31 (in thousands)                                1997           1996
--------------------------------------------------------------------------------
 ASSETS
 Cash on deposit                                        $  42,814       $  2,085
 Securities available-for-sale                             13,246          5,001
 Investment in and advances to subsidiary banks           144,983        147,276
 Excess of cost over net assets acquired (net of
  accumulated amortization)                                 6,572          8,069
 Other assets                                               5,001          6,205
--------------------------------------------------------------------------------

 Total Assets                                          $  212,616     $  168,636
================================================================================

 LIABILITIES AND SHAREHOLDERS' EQUITY
 Short-term borrowings                                       $  0       $  2,531
 Long-term debt                                            51,730         17,230
 Other liabilities                                          2,867          4,120
--------------------------------------------------------------------------------
  Total liabilities                                        54,597         23,881

 Shareholders' equity                                     158,019        144,755
--------------------------------------------------------------------------------

 Total Liabilities and Shareholders' Equity            $  212,616     $  168,636
================================================================================


CONDENSED STATEMENTS OF INCOME
 Year Ended December 31 (in thousands)          1997           1996          1995
------------------------------------------------------------------------------------
 Income:
  Dividends from subsidiary banks            $  21,747      $  22,999      $  21,038
  Other income                                   4,073          8,358          3,771
------------------------------------------------------------------------------------
   Total income                                 25,820         31,357         24,809

 Expenses:
  Interest expense                               3,710          1,874          2,216
  Amortization expense                             462            474            467
  Other expenses                                 1,354         12,519         10,206
------------------------------------------------------------------------------------
   Total expenses                                5,526         14,867         12,889
------------------------------------------------------------------------------------

 Income before income taxes  and equity
  in undistributed income of subsidiaries       20,294         16,490         11,920
 Income tax benefit                               (224)        (2,415)        (2,993)
------------------------------------------------------------------------------------
 Income before equity in undistributed
  income of subsidiaries                        20,518         18,905         14,913
 Equity in undistributed income
  of subsidiaries                               (1,449)          (110)        (4,100)
------------------------------------------------------------------------------------

 Net Income                                  $  19,069      $  18,795      $  10,813
====================================================================================


CONDENSED STATEMENTS OF CASH FLOWS
 Year Ended December 31 (in thousands)                     1997           1996           1995
-----------------------------------------------------------------------------------------------
 Cash Flows From Operating Activities:
 Net income                                             $  19,069      $  18,795      $  10,813
 Adjustments to reconcile net income to net cash
  provided by operating activities:
 Amortization, net                                            462            476            467
 Equity in undistributed earnings of subsidiaries           1,449            110          4,100
 Change in other assets and liabilities, net                6,816         (4,936)         1,282
-----------------------------------------------------------------------------------------------
 Net cash provided by operating activities                 27,796         14,445         16,662

 Cash Flows From Investing Activities:
 Change in securities available-for-sale                   (7,908)          (481)          (142)
 Proceeds from sale of subsidiary                           4,860              0              0
 Investments in and advances to subsidiaries               (8,959)        (1,000)       (14,918)
-----------------------------------------------------------------------------------------------
 Net cash used in investing activities                    (12,007)        (1,481)       (15,060)

 Cash Flows From Financing Activities:
 Dividends paid                                            (7,276)        (6,569)        (5,385)
 Net proceeds from issuance of common stock                   247             54            315
 Net change in short-term borrowings                       (2,531)             0            422
 Repayment of long-term debt                                    0         (8,700)        (9,800)
 Proceeds from long-term debt                              34,500          1,000         13,500
-----------------------------------------------------------------------------------------------
 Net cash used in financing activities                     24,940        (14,215)          (948)
-----------------------------------------------------------------------------------------------

 Net (decrease) increase in cash and cash equivalents      40,729         (1,251)           654

 Cash and cash equivalents at beginning of year             2,085          3,336          2,682
-----------------------------------------------------------------------------------------------

 Cash and Cash Equivalents At End of Year               $  42,814       $  2,085       $  3,336
===============================================================================================

21. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                                         Year Ended December 31
                                                    1997          1996           1995
                                                  ---------------------------------------
                                                  (In thousands, except per share data)
Numerator:

Net income before extraordinary gain              $  15,984      $  18,795      $  10,813
Extraordinary gain                                    3,085              -              -
Net income after extraordinary gain               $  19,069      $  18,795      $  10,813


Denominator:

Basic earnings per share:
Weighted average shares                          10,058,835     10,037,503      9,839,087

Diluted earnings per share:
Effect of dilutive securities - stock options        60,710         19,036         15,423
Adjusted weighted average shares                 10,119,545     10,056,539      9,854,510


Earnings per share:

Basic earnings per share before
 extraordinary gain                                 $  1.59        $  1.87        $  1.10
Basic earnings per share
 extraordinary gain                                    0.31              -              -
Basic earnings per share after
 extraordinary gain                                    1.90           1.87           1.10

Diluted earnings per share before
 extraordinary gain                                    1.58           1.87           1.10
Diluted earnings per share
 extraordinary gain                                    0.30              -              -
Diluted earnings per share after
 extraordinary gain                                 $  1.88        $  1.87        $  1.10

Report of Management:

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

      The board of directors of the Corporation has an audit committee composed of four directors who are not officers or employees of the Corporation. The committee meets periodically with management, internal auditors and the independent public accountants to review audit results and to assure that the audit and internal control functions are being properly discharged.

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

      Management has made an assessment of the Corporation's internal control structure and procedures over financial reporting using the criteria described in "Internal Control-Integrated Framework" issued by the Committee of Sponsoring Organization of the Treadway Commission. Based on that assessment, management believes that the Corporation maintained an effective system of internal control for financial reporting as of December 31, 1997.

Burlin Coleman
Chairman, President and Chief Executive Officer

                      Report of  Independent Auditors


To the Board of Directors and Shareholders
Community Trust Bancorp, Inc.

We have audited the accompanying consolidated balance sheets of Community Trust Bancorp, Inc. and Subsidiaries as of December 31, 1997 and 1996 and the related consolidated statements of income, changes of shareholders' equity, and cash flows for each of the two years in the period ended December 31, 1997. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Community Trust Bancorp, Inc., and Subsidiaries at December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.



Columbus, Ohio                                     Ernst & Young LLP
January 15, 1998

                      Report of Independent Auditors


Board of Directors and Shareholders
Community Trust Bancorp, Inc.
Pikeville, Kentucky

      We have audited the accompanying consolidated statements of income, changes in shareholders' equity and cash flows of Community Trust Bancorp, Inc. (formerly Pikeville National Corporation) for the year ended December 31, 1995. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Community Trust Bancorp, Inc. for the year ended December 31, 1995, in conformity with generally accepted accounting principles.

Crowe, Chizek and Company LLP

South Bend, Indiana
January 13, 1996

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.


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

                                  PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  The following documents are filed as a part of this report:

   Financial Statements and Financial Statement Schedules- See Index to consolidated Financial statements at Item 8 of this report.

  Exhibit
   No.                          Description of Exhibits
  -------                       -----------------------

   2.1 Agreement and Plan of Reorganization dated September 27, 1994 between between Community Trust Bancorp, Inc. and Woodford Bancorp, Inc. (Incorporated by reference to registration statement no. 33-90448).

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

   3.2 By-laws of the Corporations, as amended July 25, 1995 (Incorporated by reference to registration statement no. 33-61891).

  10.1 Pikeville National Corporation Savings and Employee Stock Ownership Plan (Commonly known as Community Trust Bancorp, Inc. Savings and Employee Stock Ownership Plan) (Incorporated by reference to registration statement no. 33-18961).

  10.2 Second restated Pikeville National Corporation 1989 Stock Option Plan (Commonly known as Community Trust Bancorp, Inc. 1989 Stock Option Plan) (Incorporated by reference to registration statement no. 33-36165).

  21     List of subsidiaries.

  27     Financial Data Schedule.

(b) Reports on Form 8-K required to be filed during the last quarter of 1997

  None.

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

                                   COMMUNITY TRUST BANCORP, INC.





March 12, 1998                     By: /s/ Burlin Coleman
                                      ----------------------------
                                      Burlin Coleman
                                      Chairman, President
                                      Chief Executive Officer

                                Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Corporation and in the capacities and on the date indicated.


                                             Chairman of the Board,
                                             President, Chief Executive Officer
March 6, 1998   Burlin Coleman               and Director
                ---------------------------
                Burlin Coleman


March 6, 1998   Brandt Mullins                Vice Chairman & Director
                ---------------------------
                Brandt Mullins


March 6, 1998   Jean R. Hale                  Secretary & Director
                ---------------------------
                Jean R. Hale


March 6, 1998   Charles J. Baird              Director
                ---------------------------
                Charles J. Baird


March 6, 1998   Nick A. Cooley                Director
                ---------------------------
                Nick A. Cooley


March 6, 1998   William A. Graham, Jr.        Director
                ---------------------------
                William A. Graham, Jr.


March 6, 1998   M. Lynn Parrish               Director
                ---------------------------
                M. Lynn Parrish


March 6, 1998   E. M. Rogers                  Director
                ---------------------------
                E. M. Rogers


March 6, 1998   Porter P. Welch               Director
                ---------------------------
                Porter P. Welch

              COMMUNITY TRUST BANCORP, INC. AND SUBSIDIARIES
                             INDEX TO EXHIBITS


Exhibit No.
-----------

   2.1   Agreement  and  plan of reorganization dated September 27, 1994 between
         between   Community  Trust  Bancorp, Inc. and  Woodford  Bancorp, Inc.,
         incorporated herein by reference.

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

   3.1 Articles of Incorporation for the Corporation, incorporated herein by reference.

   3.2 By-laws of the Corporation as amended through the date of this filing, incorporated herein by reference.

  10.1 Pikeville National Corporation Savings and Employee Stock Ownership Plan (commonly known as Community Trust Bancorp, Inc. Savings and Employee Stock Ownership Plan), incorporated herein by reference.

  10.2 Second restated Pikeville National Corporation 1989 Stock Option Plan (commonly known as Community Trust Bancorp, Inc. 1989 Stock Option Plan), incorporated herein by reference.

  21     List of subsidiaries.