Form 10-Q
period 1998-03-31
COMMUNITY TRUST BANCORP INC/
filed 1998-05-15
CIK 350852

19







                  SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, DC. 20549

                               FORM 10-Q


     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended March 31, 1998

                                  or

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

     Common stock - 10,062,597 shares outstanding at April 30, 1998

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

      The accompanying information has not been audited by independent public accountants; however, in the opinion of management such information reflects all adjustments necessary for a fair presentation of the results for the interim period. All such adjustments are of a normal and recurring nature.

     The accompanying financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all of the disclosures normally required by generally accepted accounting principles or those normally made in the registrant's annual report on Form 10-K. Accordingly, the reader of the Form 10-Q should refer to the registrant's Form 10-K for the year ended December 31, 1997 for further information in this regard.

  Index to consolidated financial statements:

      Consolidated Balance Sheets                3
      Consolidated Statements of Income          4
      Consolidated Statements of Cash Flows      5
      Notes to Consolidated Financial Statements 6

Consolidated Balance Sheets

                                            March 31     December 31
(In thousands except share data)              1998           1997

Assets:
Cash and due from banks                      $60,851       $60,611
Interest bearing deposits in
 other financial institutions                    286           793
Federal funds sold                            25,970             0
Securities available-for-sale                149,065       165,611
Securities held-to-maturity (fair value
 of $104,645 and
 $115,150, respectively)                     104,976       115,931
Loans                                      1,453,054     1,428,429
 Allowance for loan losses                   (20,415)      (20,465)
 Net loans                                 1,432,639     1,407,964
Premises and equipment, net                   47,913        47,668
Excess of cost over net assets acquired (net of
 accumulated amortization of
 $7,973 and $7,720, respectively)             17,502        17,746
Other assets                                  36,972        36,343
  Total  Assets                           $1,876,174    $1,852,667


Liabilities and Shareholders' Equity:
Deposits:
 Noninterest bearing                        $190,630      $193,353
 Interest bearing                          1,289,638     1,271,650
Total deposits                             1,480,268     1,465,003
Federal funds purchased and other
 short-term borrowings                        33,700        57,949
Other liabilities                             16,658        16,406
Advances from Federal Home Loan Bank         131,889       101,827
Long-term debt                                53,435        53,463
   Total  Liabilities                      1,715,950     1,694,648


Shareholders' Equity:
Preferred stock, 300,000 shares authorized and unissued
Common stock, $5 par value, shares authorized  25,000,000;
 shares issued and outstanding,
 1998 - 10,062,597; 1997 - 10,062,487         50,313        50,312
Capital surplus                               28,037        28,067
Retained earnings                             81,160        79,026
Accumulated other comprehensive income           714           614
 Total Shareholders' Equity                  160,224       158,019

  Total Liabilities and
  Shareholders' Equity                    $1,876,174    $1,852,667




The accompanying notes are an integral part of these statements.

Consolidated Statements of Income
                                            Three months ended
                                                 March 31
(In thousands except per share data)      1998             1997
Interest Income:
 Interest and fees on loans             $33,704          $31,717
 Interest and dividends on securities
  Taxable                                 3,370            4,799
  Tax exempt                                638              673
 Interest on federal funds sold             195               42
 Interest on deposits in other financial
  institutions                                5               12
  Total Interest Income                  37,912           37,243

Interest Expense:
 Interest on deposits                    15,845           15,070
 Interest on federal funds purchased and
  other short-term borrowings               523              302
 Interest on advances from Federal
  Home Loan Bank                          1,762            1,749
 Interest on long-term debt               1,192              414
  Total Interest Expense                 19,322           17,535

Net interest income                      18,590           19,708
Provision for loan losses                 2,505            1,718
Net interest income after provision
  for loan losses                        16,085           17,990

Noninterest Income:
 Service charges on deposit accounts      1,638            1,692
 Gains on sale of loans, net                439              205
 Trust income                               432              397
 Securities gains, net                        0               93
 Other                                    1,526            1,057
  Total Noninterest Income                4,035            3,444

Noninterest Expense:
 Salaries and employee benefits           7,078            7,566
 Occupancy, net                           1,013            1,015
 Equipment                                  956              981
 Data processing                            839              675
 Stationery, printing and office supplies   380              441
 Taxes other than payroll, property
   and income                               521              526
 FDIC insurance                              62               35
 Other                                    3,207            3,650
  Total Noninterest Expense              14,056           14,889

Income before income taxes and
  extraordinary gain                      6,064            6,545
Extraordinary gain (loss), net of tax         0            3,085
Income before income taxes                6,064            9,630
Income tax expense                        1,900            2,084
  Net Income                              4,164            7,546
Other comprehensive income, net of tax:
 Unrealized holding gains/(losses) arising
 during period                              100             (931)
  Comprehensive income                   $4,264           $6,615


Basic earnings per share before extra. gain $ 0.41        $ 0.44(1)
Basic earnings per share extra. gain          0.00          0.31(1)
Basic earnings per share after extra. gain    0.41          0.75(1)
Diluted earnings per share before extra. gain 0.41          0.44(1)
Diluted earnings per share extra. gain        0.00          0.31(1)
Diluted earnings per share after extra. gain  0.41          0.75(1)

Average shares outstanding                  10,062        10,053(1)

(1) Per share data and average shares outstanding have been restated to reflect the 10% stock dividend issued on April 15, 1997.

The accompanying notes are an integral part of these statements.

Consolidated Statements of Cash Flows
                                                Three months ended
                                                      March 31
(In thousands)                                    1998       1997
Cash flows from operating activities:
  Net income                                    $ 4,164    $ 7,547
  Adjustments to reconcile net income to net
   cash provided by operating activities:
  Depreciation and amortization                   1,106      1,284
  Provision for loan and other real estate losses 2,717      1,743
  Securities gains, net                               0        (93)
  Gain on sale of loans, net                       (439)      (205)
  Gain on sale of assets                             (1)         4
  Net amortization of securities premiums            73        164
  Net change in loans held for sale              (1,030)        53
  Changes in:
   Other assets                                    (492)     1,716
   Other liabilities                                235      5,241
     Net cash provided by operating activities    6,333     17,463

Cash flows from investing activities:
  Proceeds from:
  Sale/call of securities available-for-sale          0     29,058
    Maturity of securities available-for-sale    16,899     12,170
    Maturity of securities held-to-maturity       2,777      1,673
  Principal payments on mortgage-backed securities8,176        708
  Purchase of:
    Securities available-for-sale                  (260)    (2,937)
    Securities held-to-maturity                       0          0
  Mortgage-backed securities                          0          0
  Net change in loans                           (26,024)   (46,595)
  Net change in premises and equipment           (1,206)      (779)
  Other                                               0          0
     Net cash used in investing activities          362     (6,702)

Cash flows from financing activities:
  Net change in deposits                         15,265      6,423
  Net change in federal funds purchased and
    other short-term borrowings                 (24,249)   (19,497)
  Advances from Federal Home Loan Bank           31,000     20,155
   Repayments of advances from Federal
     Home Loan  Bank                               (938)   (19,328)
  Proceeds from long-term debt                        0          0
  Payments on long-term debt                        (28)       (26)
  Payments for redemption of common stock           (96)         0
  Issuance of common stock                           67        196
  Dividends paid                                 (2,013)    (1,826)
     Net cash provided by financing activities   19,008    (13,903)

Net increase (decrease) in cash and
  cash equivalents                               25,703     (3,142)
Cash and cash equivalents at beginning of year   61,404     63,884
Cash and cash equivalents at end of period     $ 87,107   $ 60,742


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

       Principles of Consolidation - The unaudited consolidated financial statements include the accounts of the Company and its separate and distinct, wholly owned subsidiaries Community Trust Bank, NA, Community Trust Bank, FSB, Trust Company of Kentucky, National Association, CTBI Preferred Capital Trust, and Community Trust Funding Corporation. All significant intercompany transactions have been eliminated in consolidation.

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

      The amortized cost and fair value of securities available-for-sale as of March 31, 1998 are summarized as follows:

                                            Amortized    Fair
(in thousands)                                 Cost      Value

U.S. Treasury and government agencies       $ 32,294   $ 32,630
Mortgage-backed pass through
     certificates                             71,993     72,554

Collateralized mortgage obligations           17,514     17,435
Other debt securities                          7,225      7,338

     Total  debt securities                  129,026    129,957
Equity securities                             18,970     19,108
     Total Securities                       $147,996   $149,065

     The amortized cost and fair value of securities held-to-maturity as of March 31, 1998 are summarized as follows:

                                            Amortized    Fair
(in thousands)                                 Cost      Value

U.S. Treasury and government agencies        $ 18,469  $ 17,195
States and political subdivisions              45,501    46,736
Mortgage-backed pass through
     certificates                              34,215    34,099

Collateralized mortgage obligations             6,791     6,729
     Total Securities                        $104,976  $104,759

Note 3 - Loans

     Major classifications of loans are summarized as follows:

                                           March 31   December 31
(in thousands)                                1998       1997
Commercial, secured by real estate        $ 320,718  $ 310,092
Commercial, other                           267,612    260,808
Real Estate Construction                     88,655     85,825
Real Estate Mortgage                        404,789    407,893
Consumer                                    369,654    361,927
Equipment Lease Financing                     1,627      1,884
                                         $1,453,054 $1,428,429



Note 4 - Long-Term Debt

     Long-Term Debt consists of the following:

                                          March 31   December 31
(in thousands)                              1998        1997
Trust Preferred Securities *              $ 34,500     $ 34,500
Senior Notes                                17,230       17,230
Other                                        1,665        1,733
                                          $ 53,395     $ 53,463


      Refer to the Corporation's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1997 for information concerning rates and assets securing long-term debt.

* In April 1997, CTBI Preferred Capital Trust ("CTBI Trust"), a trust created under the laws of the State of Delaware, issued $34.5 million of 9.0% cumulative trust preferred securities ("Preferred Securities"). The Corporation owns all of the beneficial interests represented by common securities ("Common Securities") of CTBI Trust, which exists for the sole purpose of issuing the Preferred Securities and Common Securities and investing the proceeds thereof in an equivalent amount of 9.0% Subordinated Debentures which were issued by the Corporation. The Subordinated Debentures will mature on March 31, 2027, and are unsecured obligations of the Corporation. The Subordinated Debentures are irrevocably and unconditionally guaranteed by the Corporation and are subordinate and junior in right of payment to all senior debt and other subordinated debt. There are no payments due for this debt in the next five years.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Overview

      Community Trust Bancorp, Inc. (the "Company") is a multi-bank holding company headquartered in Pikeville, Kentucky. At March 31, 1998 the Company owned one commercial bank, one savings bank and one trust company. Through its affiliates, the Company has over sixty banking locations serving 85,000 households in various Eastern and Central Kentucky counties. The Company had total assets of $1.88 billion and total shareholders' equity of $160 million as of March 31, 1998. The Company's common stock is listed on NASDAQ under the symbol CTBI. Market makers are Herzog, Heine, Geduld, Inc., New York, New York; J.J.B. Hilliard, W.L. Lyons, Inc., Louisville, Kentucky; Morgan, Keegan and Company, Inc., Memphis, Tennessee; J.C. Bradford & Co., Louisville, Kentucky; Bear, Stearns & Co., Inc., New York, New York; Robinson Humphrey Co., Inc., Atlanta, Georgia and Stifel Nicolaus & Co., Incorporated, St. Louis, Missouri.

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

Commercial Bank, West Liberty

      On July 1, 1997 the Company completed the sale of Commercial Bank, West Liberty, Kentucky, a wholly owned state bank subsidiary for approximately $10.2 million in cash, which resulted in a pre-tax operating gain of $3.0 million. West Liberty had $79 million in assets, constituting 4% of the Company's total consolidated assets. Consistent with the Company's strategic plan, the funds generated by the sale of West Liberty will provide the Company with the opportunity to expand existing or enter into new markets through either internal expansion or acquisitions.

Acquisitions
      While no acquisitions were completed during the first quarter of 1998, in December 1997 the Company announced its intention to enter the West Virginia market by acquiring several branches from another financial institution.
      Under the terms of the definitive agreement, Community Trust Bancorp, Inc. will purchase seventeen branches from Banc One
Corporation; these branches currently have deposits totaling approximately $565 million. The purchase price will include a 9.7% premium on the deposits plus approximately $4.5 million for fixed assets, subject to adjustments as provided in the definitive agreement. Concurrently with this agreement, Community Trust Bancorp, Inc. entered into an agreement with Premier Financial Bancorp, Inc. of Georgetown, Kentucky to sell three of the seventeen branches being acquired from Banc One Corporation. The three branches being sold to Premier Financial Bancorp, Inc. have total deposits of approximately $153 million.

      During January 1998, Community Trust Bancorp, Inc. subsequently announced that it had entered into a definitive agreement to sell seven additional branches of the seventeen it will acquire from Banc One Corporation. Five of these seven branches, having combined deposits of approximately $125 million, will be purchased by Peoples Banking and Trust Company, a subsidiary of Peoples Bancorp, Inc. of Marietta, Ohio. Two of the seven branches, having combined deposits of approximately $67 million, will be purchased by a subsidiary of United Bankshares, of Charles Town, West Virginia.

     All of the above transactions are subject to regulatory approval. Upon completion of these transactions, Community Trust Bancorp, Inc. will be retaining seven of the original seventeen branches, totaling approximately $220 million in deposits. This acquisition will assist in growth of the Company outside of Kentucky and provide a new customer base for generating additional revenues.

Stock Dividend

     On February 18, 1997, the Company's Board of Directors declared a 10% stock dividend. This stock dividend, paid on April 15, 1997 to shareholders of record on March 15, 1997, was in addition to the regular quarterly cash dividends paid on (1) April 1, 1997 of 18 cents per share for shareholders of record on March 15, 1997, (2) July 1, 1997 of 18 cents per share for shareholders of record on June 15, 1997, (3) October 1, 1997 of 18 cents per share for shareholders of record on September 15, 1997, (4) January 1, 1998 of 20 cents per share for shareholders of record on December 15, 1997 and (5) April 1, 1998 of 20 cents per share for shareholders of record on March 15, 1998. All per share data has been restated to reflect this stock dividend.

Income Statement Review

     The Company's net income before extraordinary gains for the three months ended March 31, 1998 was $4.1 million or $0.41 per share as compared to $4.4 million or $0.44 per share for the three months ended March 31, 1997. Total earnings for the period ending March 31, 1997 were $7.5 million or $0.74 per share including an extraordinary item of $3.0 million or $0.30 per share received in a settlement from a former vendor. The following table sets forth on an annualized basis the return on average assets and return on average shareholders' equity for the three month period ending March 31, 1998 and 1997:

                                 Three months ended
                                      March 31
                                   1998       1997

Return on average shareholders' equity
   before extraordinary item      10.53%     12.09%
   after extraordinary item       10.53%     20.45%
Return on average assets
   before extraordinary item       0.91%      0.99%
   after extraordinary item        0.91%      1.68%

     The Company's net income before extraordinary gains for the first quarter of 1998 decreased $297 thousand or 6.7% as compared to the same period in 1997. Earnings per share before extraordinary gains decreased $0.03 per share or 6.8% for the three months ended March 31, 1998, as compared to the first quarter of 1997. The decrease in net income was the result of a decrease in net interest income (5.7%) and an increase in the provision for loan losses (45.8%). An increase in noninterest income (17.2%) and a decrease in noninterest expense (5.6%) offset this. The decrease in net interest income was primarily the result of the sale of the corporation's West Liberty subsidiary on July 1, 1997 and the issuance of Trust Preferred Securities on April 16, 1997.

      Provision for loan losses for the three months ended March 31, 1998 was $2.5 million, compared to $1.7 million for the same period in 1997. See "Provision For Loan Losses" below for an explanation of the increase.


Net Interest Income

      Net interest income decreased $1.1 million or 5.7% from $19.7 million for the first quarter of 1997 to $18.6 million for the first quarter of 1998. Interest income and interest expense both increased for the quarter ending March 31, 1998 as compared to the same period in 1997, with interest income increasing $0.7 million and interest expense increasing $1.8 million.

      The decrease in net interest income for the three month period was primarily due to a lower net interest margin from a year-to-year comparison. The net interest margin has been impacted by the issuance of $34,500,000 of 9% Trust Preferred securities which the Corporation issued in April of 1997 for the purpose of financing acquisitions.

     The yield on interest earning assets decreased 2 basis points for the first quarter of 1998 as compared to the same period in 1997. The cost of interest bearing funds increased 36 basis points for the first quarter of 1998 as compared to the same period in 1997. As a result, the net interest margin decreased from 4.85% for the first quarter of 1997 to 4.52% for the current quarter.

      The Company's loan portfolio, its highest yielding asset, continues to expand through new market share and internally generated growth. The Company's loan portfolio increased 5.9% from $1.35 billion for the first quarter of 1997 to $1.43 billion for the first quarter of 1998. Loans accounted for 89% of total interest income for the first quarter of 1998 compared to 85% for the first quarter of 1997.

     The following table summarizes the annualized net interest spread and net interest margin for the three months ended March 31, 1998 and 1997.

                                   Three Months Ended
                                         March 31
                                     1998      1997
Yield on interest earning assets     9.07%     9.09%
Cost of interest bearing funds       5.25%     4.89%
Net interest spread                  3.82%     4.20%
Net interest margin                  4.52%     4.85%

Provision for Loan Losses

      The analysis of the changes in the allowance for loan losses and selected ratios is set forth below.

                                           Three Months Ended
                                                March 31
(in thousands)                             1998         1997

Allowance balance January 1              $20,465      $18,825
Allowance of sold affiliate                    0            0
Additions to allowance charged
  against operations                       2,505        1,718
Recoveries credited to allowance             977          971
Losses charged against allowance          (3,532)      (2,290)
Allowance balance at March 31            $20,415      $19,224

Allowance for loan losses to
  period-end loans                          1.40%        1.42%
Average loans, net of unearned income $1,433,092   $1,327,239
Provision for loan losses to
 average loans, annualized                   .71%         .52%
Loan charge-offs, net of recoveries to
 average loans, annualized                   .72%         .40%

      The Company increased its provision for loan losses as a result of the growth in its consumer loan portfolio, a loan category which traditionally experiences higher charge-offs and higher yields than other loans; and due to its increase in net charge-offs, measured in raw dollars. Net charge-offs represent the amount of loans charged off less amounts recovered on loans previously charged off. Net charge-offs as a percentage of average loans outstanding increased 32 basis points to 0.72% for the three months ended March 31, 1998 as compared to the same period in 1997. The Company's non-performing loans (90 days or more past due and non-accrual) were 1.46% and 1.43% of outstanding loans at December 31, 1997 and March 31, 1998, respectively.

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


Noninterest Income

     The Company's noninterest income increased 17% from $3.44 million for the three months ended March 31, 1997 to $4.03 million for the three months ended March 31, 1998. Gains on the sale of loans represents the largest growth category, increasing 114% for the three months ended March 31, 1998 as compared to the same period in 1997. Other noninterest income increased 36% for the three months ended March 31, 1998 as compared to the same period in 1997 primarily due to an increase in loan fees. Deposit related fees declined slightly over the same period, decreasing 3%.

Noninterest Expense

      The Company's noninterest expense decreased by 5.6%% from $14.9 million for the three months ended March 31, 1997 to $14.1 million for the same period in 1998. All major categories of noninterest expense experienced decreases for the quarter ended March 31, 1998 compared to the same quarter in 1997. The sale of the corporation's subsidiary, Commercial Bank of West Liberty, accounted for 45% of the reduction in noninterest expense. However; an aggressive cost reduction program has allowed the corporation to reduce its overall operating expenses as well. Personnel costs have decreased by 3.8% after adjusting for the sale of Commercial Bank of West Liberty; while other noninterest expense decreased by 10.5% after adjusting for the sale of Commercial Bank of West Liberty.

Balance Sheet Review

      Total asset size was $1.85 billion at December 31, 1997 compared to $1.88 billion at March 31, 1998. During the last three months, loans increased from $1.41 billion to $1.43 billion. Federal Funds Sold increased from a zero balance at December 31, 1997 to $25.97 million at March 31, 1998. The asset category which declined most was securities available-for-sale; as these securities are sold or mature, the liquidity is being used to fund the Company's loan portfolio growth.

      The Company's largest liability, deposits, increased slightly from $1.47 billion as of December 31, 1997 to $1.48 billion as of March 31, 1998. Noninterest bearing deposits declined marginally from $193.4 million at December 31, 1997 to $190.6 million at March 31, 1998. Interest bearing deposits increased slightly from $1,271.7 million at December 31, 1997 to $1,289.6 million at March 31, 1998. The Company decreased its federal funds purchased and other short term borrowings during the period from $57.9 million as of December 31, 1997 to $33.7 million as of March 31, 1998. The Company's advances from the Federal Home Loan Bank increased from $101.8 million at December 31, 1997 to $131.9 million at March 31, 1998 as the Company used this liquidity as a source of funding for loan growth.


Loans

      Loans increased from $1.40 billion as of December 31, 1997 to $1.43 billion as of March 31, 1998, primarily due to the growth of the Company's commercial loan portfolio. The category of commercial loans secured by real estate increased from $310.1 million as of December 31, 1997 to $320.7 million as of March 31, 1998 while other commercial loans increased from $259.7 million as of December 31, 1997 to $266.8 million as of March 31, 1998.

     Non-accrual and 90 days past due loans amounted to 1.46% of total loans outstanding as of December 31, 1997 and 1.43% of total loans outstanding as of March 31, 1998. Non-accrual loans as a percentage of total loans outstanding were 0.92% as of December 31, 1997 and at 0.84% at March 31, 1998. During the same period, loans 90 days or more past due decreased 11 basis points from 0.62% of total loans outstanding to 0.51%. The allowance for loan losses decreased from 1.42% of total loans outstanding as of December 31, 1997 to 1.40% as of March 31, 1998. The allowance for loan losses as a percentage of non-accrual loans and loans past due 90 days or more was 98% at both December 31, 1997 and March 31, 1998.

      The following table summarizes the Company's loans that are non-accrual or past due 90 days or more as of March 31, 1998 and December 31, 1997.

                                    As a % of   Accruing loans   As a % of
                      Non-accrual loan balances   past due 90  loan balances
                          loans    by category   days or more   by category
(in thousands)
March 31, 1998

Commercial loans,
  secured by real estate $ 2,305     0.58%         $  151          0.04%
Commercial loans, other    8,780     3.26           2,568          0.95
Consumer loans,
   secured by real estate  2,038     0.49           3,361          0.81
Consumer  loans,  other      281     0.08           1,419          0.38
 Total                   $13,404     0.92%         $7,499          0.52%


December 31, 1997

Commercial loans,
  secured by real estate $ 3,881     1.25%         $2,339          0.75%
Commercial loans, other    6,294     2.40             878          0.33
Consumer loans,
   secured by real estate  1,569     0.32           3,857          0.78
Consumer  loans,  other      314     0.09           1,789          0.49
 Total                   $12,058     0.84%         $8,863          0.62%

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


Securities

      The Company uses its securities held-to-maturity for production of income and to manage cash flow needs through expected maturities. The Company uses its securities available-for-sale for income and balance sheet liquidity management. The book value of securities available-for-sale decreased from $165.6 million as of December 31, 1997 to $149.1 million as of March 31, 1998. Securities held-to-maturity declined from $115.9 million to $105.0 million during the same period. Total securities as a percentage of total assets were 15.2% as of December 31, 1997 and 13.5% as of March 31, 1998.


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

      Deposits increased from $1.465 billion to $1.480 billion from December 31, 1997 to March 31, 1998. Noninterest bearing deposits decreased by $2.72 million while interest bearing deposits increased by $17.99 million.

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

      The Company owns $149.1 million of securities valued at market price that are designated as available-for-sale and available to meet liquidity needs on a continuing basis. The Company also relies on Federal Home Loan Bank advances for both liquidity and management of its asset/liability position. These advances have sometimes been matched against pools of residential mortgage loans which are not sold in the secondary market, some of which have original maturities of ten to fifteen years. Federal Home Loan Bank advances increased from $101.8 million as of December 31, 1997 to $131.9 million as of March 31, 1998.

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

      On a limited basis, the Company may use interest rate swaps and sales of options on securities as additional tools in managing interest rate risk. Interest rate swaps involve an exchange of cash flows based on the notional principal amount and agreed upon fixed and variable interest rates. In this transaction, the Company would typically agree to pay a floating interest rate based on London Inter-Bank Offering Rate (LIBOR) and receive a fixed interest rate in return. On options, the Company would typically sell the right to a third party to purchase securities the Company currently owns at a fixed price on a future date. The Company had no options outstanding at March 31, 1998. The impact on operations of interest rate swaps and options was not material during the first three months of 1997 or 1998.

      The Company's principal source of funds used to pay dividends to shareholders and service long-term debt is the dividends it receives from subsidiary banks. Various federal and state statutory provisions, in addition to regulatory policies and directives, limit the amount of dividends that subsidiary banks can pay without prior regulatory approval. These restrictions have had no major impact on the Company's dividend policy or its ability to service long-term debt, nor is it anticipated that they will have any major impact in the foreseeable future. In addition to the subsidiary banks' 1998 profits, approximately $1.7 million can be paid to the Company as dividends without prior regulatory approval.

      The primary source of capital for the Company is retained earnings. The Company paid cash dividends of $0.20 per share for the first three months of 1998 and $0.18 per share for the first three months of 1997. Earnings per share for the same periods were $0.41 and $0.75, respectively. The Company retained 51% of earnings for the first three months of 1998.

      Under guidelines issued by banking regulators, the Company and its subsidiary banks are required to maintain a minimum Tier 1 risk-based capital ratio of 4% and a minimum total risk-based ratio of 8%. Risk-based capital ratios weight the relative risk factors of all assets and consider the risk associated with off-balance sheet items. The Company must also maintain a minimum Tier 1 leverage ratio of 4% as of September 30, 1997. The Company's Tier 1 leverage, Tier 1 risk-based and total risk-based ratios were 9.79%, 12.30% and 13.55%, respectively as of March 31, 1998.

      As of March 31, 1998, management is not aware of any current recommendations by banking regulatory authorities which, if they were to be implemented, would have, or would be reasonably likely to have, a material adverse impact on the Company's liquidity, capital resources, or operations.


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

Item 4.  Submission of Matters to a vote         None
        of Security Holders

Item 5.  Other Information                       None

Item 6.  Exhibits and Reports on Form 8-K

     a. Exhibits
          Exhibit 27. Financial Data Schedule

     b. Reports on Form 8-K
          Form 8-K was filed on January 7, 1998 announcing that Community Trust Bancorp, Inc. has entered into a definitive agreement with subsidiaries of Banc One Corporation to acquire seventeen branches of Banc One Corporation's subsidiaries in West Virginia.

          Form 8-K was filed on January 7, 1998 to announce the resignation of Richard M. Levy, Executive Vice President and Chief Financial Officer of Community Trust Bancorp, Inc. effective February 2, 1998.

                              SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Corporation has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  COMMUNITY TRUST BANCORP, INC.
                                  by




Date:  May 15, 1998                Burlin Coleman
                                   Burlin Coleman
                                   Chairman of the Board,
                                   President and
                                   Principal Executive Officer