Form 10-Q
period 1998-06-30
COMMUNITY TRUST BANCORP INC /KY/
filed 1998-08-14
CIK 350852

12







                  SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, DC. 20549

                               FORM 10-Q


     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended June 30, 1998

                                  or

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

     Common stock - 10,062,597 shares outstanding at July 31, 1998

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

  Index to consolidated financial statements:

      Consolidated Balance Sheets                3
      Consolidated Statements of Income          4
      Consolidated Statements of Cash Flows      5
      Notes to Consolidated Financial Statements 6

Consolidated Balance Sheets

                                            June 30      December 31
(In thousands except share data)              1998           1997

Assets:
Cash and due from banks                      $74,435       $60,611
Interest bearing deposits in
 other financial institutions                    101           793
Federal funds sold                           210,171             0
Securities available-for-sale                146,897       165,611
Securities held-to-maturity (fair value
 of $96,558 and $115,150, respectively)       97,105       115,931
Loans                                      1,476,247     1,428,429
 Allowance for loan losses                   (22,541)      (20,465)
 Net loans                                 1,453,706     1,407,964
Premises and equipment, net                   50,710        47,668
Excess of cost over net assets acquired
 (net of accumulated amortization of
 $8,226 and $7,720, respectively)             33,650        17,746
Other assets                                  39,631        36,343
  Total  Assets                           $2,106,406    $1,852,667


Liabilities and Shareholders' Equity:
Deposits:
 Noninterest bearing                        $213,593      $193,353
 Interest bearing                          1,491,945     1,271,650
Total deposits                             1,705,538     1,465,003
Federal funds purchased and other
 short-term borrowings                        40,146        57,949
Other liabilities                             18,808        16,406
Advances from Federal Home Loan Bank         126,065       101,827
Long-term debt                                53,367        53,463
   Total  Liabilities                      1,943,924     1,694,648


Shareholders' Equity:
Preferred stock, 300,000 shares authorized and unissued
Common stock, $5 par value, shares authorized  25,000,000;
 shares issued and outstanding,
 1998 - 10,062,597; 1997 - 10,062,487         50,313        50,312
Capital surplus                               28,037        28,067
Retained earnings                             83,388        79,026
Accumulated other comprehensive income           744           614
 Total Shareholders' Equity                  162,482       158,019

  Total  Liabilities and
  Shareholders' Equity                    $2,106,406    $1,852,667




The accompanying notes are an integral part of these statements.

Consolidated Statements of Income
                                      Three months ended    Six months ended
                                            June 30              June 30
(In thousands except per share data)    1998      1997       1998      1997
Interest Income:
 Interest and fees on loans           $34,442   $32,656    $68,145   $64,374
 Interest and dividends on securities
   Taxable                              3,088     4,304      6,460     9,103
   Tax exempt                             512       684      1,150     1,357
 Interest on federal funds sold           603       423        798       589
 Interest on deposits in other financial
  institutions                              0         6          5        18
  Total Interest Income                38,645    38,073     76,558    75,441

Interest Expense:
 Interest on deposits                  16,433    15,450     32,278    30,520
 Interest on federal funds purchased and
  other short-term borrowings             402       387        925       814
 Interest on advances from
   Federal Home Loan Bank               1,841     1,760      3,603     3,510
 Interest on long-term debt             1,192     1,048      2,384     1,461
  Total Interest Expense               19,868    18,645     39,190    36,305

Net interest income                    18,777    19,428     37,368    39,136
Provision for loan losses               4,053     1,731      6,558     3,449
Net  interest  income  after
  provision for loan  losses           14,724    17,697     30,810    35,687

Noninterest Income:
 Service charges on deposit accounts    1,836     1,821      3,474     3,513
 Gains on sale of loans, net              666       242      1,104       447
 Trust income                             479       474        911       871
 Securities gains, net                     12       (46)        12        46
 Other                                  2,824     1,250      4,352     2,308
  Total Noninterest Income              5,817     3,741      9,853     7,185

Noninterest Expense:
 Salaries and employee benefits         6,834     6,847     13,912    14,413
 Occupancy, net                         1,149     1,017      2,162     2,032
 Equipment                                939       939      1,895     1,920
 Data processing                          839       701      1,678     1,375
 Stationery, printing and office supplies 458       455        839       896
 Taxes other than payroll, property
  and income                              544       546      1,065     1,071
 FDIC insurance                            71        79        133       114
 Other                                  3,468     4,152      6,676     7,804
  Total Noninterest Expense            14,302    14,736     28,360    29,625

Income before income taxes and
 extraordinary gain                     6,239     6,702     12,303    13,247
Extraordinary gain (loss), net of tax       0         0          0     3,085
Income before income taxes              6,239     6,702     12,303    16,332
Income tax expense                      1,999     2,146      3,899     4,230
  Net Income                            4,240     4,556      8,404    12,102
Other comprehensive income, net of tax:
 Unrealized holding gains/(losses) arising
 during period                             30     1,460        130       530
   Comprehensive  income               $4,274    $6,016     $8,534   $12,632


Basic earnings per share
 before extra. gain                   $  0.42     $0.45(1)   $0.84     $0.89(1)
Basic earnings per share extra.gain 0.00 0.00(1) 0.00 0.31(1) Basic earnings per share
 after extra.gain                        0.42      0.45(1)    0.84      1.20(1)
Diluted earnings per share
 before extra. gain                      0.42      0.45(1)    0.83      0.89(1)
Diluted earnings per share extra.gain 0.00 0.00(1) 0.00 0.30(1) Diluted earnings per share
 after extra.gain                        0.42      0.45(1)    0.83      1.19(1)

Average  shares outstanding            10,063    10,060(1)  10,063    10,057(1)

(1) Per share data and average shares outstanding have been restated to reflect the 10% stock dividend issued on April 15, 1997.

The accompanying notes are an integral part of these statements.

Consolidated Statements of Cash Flows
                                               Six months ended
                                                   June 30
(In thousands)                                 1998       1997
Cash flows from operating activities:
  Net income                                 $ 8,404      $12,102
  Adjustments to reconcile net income to net
   cash provided by operating activities:
  Depreciation and amortization                2,420        2,548
  Provision for loan and
    other real estate losses                   6,574        3,474
  Securities gains, net                            0         (119)
  Gain on sale of loans, net                  (1,104)        (447)
  Gain on sale of assets                          (3)           4
  Net amortization of securities premiums        171          181
  Net change in loans held for sale            1,220       77,793
  Changes in:
   Other assets                                1,492       (9,481)
   Other liabilities                           2,178        3,187
     Net cash provided by
        operating activities                  21,352       89,242

Cash flows from investing activities:
  Proceeds from:
  Sale/call of securities available-for-sale   2,189       29,201
  Maturity of securities available-for-sale   29,131       26,337
  Maturity of securities held-to-maturity      5,582        2,792
  Principal payments on
     mortgage-backed securities               13,198        1,927
  Purchase of:
    Securities available-for-sale            (12,613)     (13,015)
    Securities held-to-maturity                    0            0
  Mortgage-backed securities                       0       (1,000)
  Net change in loans                        (32,759)     (95,790)
  Net change in premises and equipment        (3,276)      (2,984)
  Other                                            1            0
     Net cash used in investing activities     1,453      (52,532)

Cash flows from financing activities:
  Net change in deposits                      24,804      (20,084)
  Net change in federal funds purchased and
    other short-term borrowings              (20,751)     (20,444)
  Advances from Federal Home Loan Bank        31,000       70,232
  Repayments of advances from
     Federal Home Loan Bank                   (6,762)     (56,604)
  Proceeds from long-term debt                     0       34,500
  Payments on long-term debt                     (96)        (132)
  Payments for redemption of common stock        (96)           0
  Issuance of common stock                        67          230
  Dividends paid                              (4,026)      (3,652)
   Net cash provided by financing activities  24,140        4,046

Net increase (decrease) in cash
  and cash equivalents                        46,945       40,756
Cash and cash equivalents
  at beginning of year                        61,404       63,884
Cash and cash equivalents
  of acquired banks                          176,358            0
Cash and cash equivalents at end of period  $284,707     $104,640


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

       Principles of Consolidation - The unaudited consolidated financial statements include the accounts of the Company and its separate and distinct, wholly owned subsidiaries Community Trust Bank, NA, Community Trust Bank, FSB, Trust Company of Kentucky, National Association, Community Trust Bank of West Virginia, NA, CTBI Preferred Capital Trust, and Community Trust Funding Corporation. All significant intercompany transactions have been eliminated in consolidation.

Note 2 - Securities

     Generally Accepted Accounting Principles requires that securities be classified into held-to-maturity, available-for-sale, and trading categories. We currently have held-to-maturity and available-for-sale securities. Held-to-maturity securities are those which the Company has the positive intent and ability to hold to maturity and are reported at amortized cost. Available-for-sale securities are those which the Company may decide to sell if needed for liquidity, asset-liability management or other reasons. Available-for- sale securities are reported at fair value, with unrealized gains or losses included as a separate component of equity, net of tax.

      The amortized cost and fair value of securities available-for-sale as of June 30, 1998 are summarized as follows:

                                            Amortized    Fair
(in thousands)                                 Cost      Value

U.S. Treasury and government agencies      $ 38,780    $ 39,071
Mortgage-backed pass through
     certificates                            63,579      64,083

Collateralized mortgage obligations          17,335      17,256
Other debt securities                         7,215       7,349

     Total  debt securities                 126,909     127,759
Equity securities                            18,977      19,138
     Total Securities                      $145,886    $146,897

     The amortized cost and fair value of securities held-to-maturity as of June 30, 1998 are summarized as follows:

                                            Amortized    Fair
(in thousands)                                 Cost      Value

U.S. Treasury and government agencies      $ 16,475   $ 15,055
States and political subdivisions            44,017     45,178
Mortgage-backed pass through
     certificates                            30,695     30,585

Collateralized mortgage obligations           5,918      5,832
     Total Securities                      $ 97,105   $ 96,650

Note 3 - Loans

     Major classifications of loans are summarized as follows:

                                          June 30    December 31
(in thousands)                             1998         1997
Commercial, secured by real estate      $ 320,176    $ 310,092
Commercial, other                         265,384      260,808
Real Estate Construction                   89,811       85,825
Real Estate Mortgage                      399,122      407,893
Consumer                                  395,235      361,927
Equipment Lease Financing                   6,304        1,884
                                       $1,476,032   $1,428,429



Note 4 - Long-Term Debt

     Long-Term Debt consists of the following:

                                           June 30      December 31
(in thousands)                               1998           1997
Trust Preferred Securities *             $  34,500      $  34,500
Senior Notes                                17,230         17,230
Other                                        1,637          1,733
                                         $  53,367      $  53,463


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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Overview

      Community Trust Bancorp, Inc. (the "Company") is a multi-bank holding company headquartered in Pikeville, Kentucky. At June 30, 1998 the Company owned two commercial banks, one savings bank and one trust company. Through its affiliates, the Company has over sixty banking locations serving 85,000 households in various counties in Eastern and Central Kentucky and in Western and Central West Virginia. The Company had total assets of $2.11 billion and total shareholders' equity of $162 million as of June 30, 1998. The Company's common stock is listed on NASDAQ under the symbol CTBI. Market makers are Herzog, Heine, Geduld, Inc., New York, New York; J.J.B. Hilliard, W.L. Lyons, Inc., Louisville, Kentucky; Morgan, Keegan and Company, Inc., Memphis, Tennessee; J.C. Bradford & Co., Louisville, Kentucky; Bear, Stearns & Co., Inc., New York, New York; Robinson Humphrey Co., Inc., Atlanta, Georgia and Stifel Nicolaus & Co., Incorporated, St. Louis, Missouri.

      Effective January 1, 1997, the Company changed its name from Pikeville National Corporation to Community Trust Bancorp, Inc., changed the name of its lead bank from Pikeville National Bank and Trust Company to Community Trust Bank, National Association (the "Bank") and merged seven of its other commercial bank subsidiaries into the Bank. As a result of these transactions, the Bank has $1.6 billion in assets and numerous locations throughout eastern and central Kentucky. The Company's thrift and trust subsidiaries, Community Trust Bank, FSB and Trust Company of Kentucky, N.A., remain wholly-owned subsidiaries of the Company and will continue to operate as independent entities. On June 26, 1998 the Company chartered a new national assocation to operate as a national bank in the state of West Virginia. This new wholly owned subsidiary, Community Trust Bank of West Virginia, National Assocation (CTBWV) currently operates seven branches in four counties in central and western West Virginia.

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

Acquisitions
     After making no acquisitions during the years 1996 and 1997, on June 26, 1998 the Corporation resumed its strategic policy of
diversification through acquisition.          Community Trust Bancorp,
Inc.'s wholly owned subsidiary, Community Trust Bank of West Virginia, National Association (CTBWV), purchased sixteen Banc One Corporation branches located in West Virginia with approximately $569 million in deposits on June 26, 1998. CTBWV paid a 9.7% premium on these deposits. In concurrent transactions, CTBWV sold three of these branches with deposits totaling $151 million to Premier Financial Bancorp, Inc. of Georgetown, Kentucky receiving a 9.7% premium; four branches with deposits totaling $122 million to Peoples Banking and

Trust Company of Marietta, Ohio receiving a 10.7% premium; and two branches with deposits totaling $80 million to United Bankshares of Charles Town, West Virginia receiving 11.7% premium. The additional 1% premium paid by Peoples Banking and Trust Company and the additional 2% premium paid by United Bankshares was divided evenly between CTBWV and Premier Financial Bancorp, Inc. as part of a prior agreement.
      CTBWV retained seven branches with deposits totaling $216 million. The funds used to purchase these branches were provided from the sale of Trust Preferred Securities that occurred in April 1997 and the sale of an affiliate bank in July 1997. The facilities that were purchased will continue to operate as banking offices. This acquisition will assist in growth of the Company outside of Kentucky and provide a new customer base for generating additional revenues.
      On May 26, 1998, Community Trust Bank, NA and PNC Bank, NA, entered into a definitive agreement for Community Trust Bank to purchase five branches in Central Kentucky from PNC Bank.
       The agreement includes the purchase of PNC Bank branch facilities, and related deposits, consumer loans and business banking relationships for the following locations: Main Office, Harrodsburg (Mercer County); Main Office and Eastern By-Pass Office, Richmond (Madison County); Main Office and Winchester Plaza Office, Winchester (Clark County).
      PNC Bank will retain its large corporate, credit card, trust, merchant services, mortgage and brokerage relationships in Mercer, Madison, and Clark counties. It will also continue to operate four branch offices in Lexington.
      Community Trust Bank will acquire approximately $195 million in deposits, and $50 million in consumer and business loans along with related fixed assets, leases, safe deposit box business and other agreements.
     The transaction is expected to close by September 1998.

Stock Dividend

     On February 18, 1997, the Company's Board of Directors declared a 10% stock dividend. This stock dividend, paid on April 15, 1997 to shareholders of record on March 15, 1997, was in addition to the regular quarterly cash dividends paid on (1) April 1, 1997 of 18 cents per share for shareholders of record on March 15, 1997, (2) July 1, 1997 of 18 cents per share for shareholders of record on June 15, 1997, (3) October 1, 1997 of 18 cents per share for shareholders of record on September 15, 1997, (4) January 1, 1998 of 20 cents per share for shareholders of record on December 15, 1997, (5) April 1, 1998 of 20 cents per share for shareholders of record on March 15, 1998 and (6) July 1, 1998 of 20 cents per share for shareholders of record on June 15, 1998. All per share data has been restated to reflect this stock dividend.

Income Statement Review

     The Company's net income before extraordinary items for the three months ended June 30, 1998 was $4.2 million or $0.42 per share as compared to $4.6 million or $0.45 per share for the three months ended June 30, 1997. Total earnings for the six months ended June 30, 1998 were $8.4 million or $.84 per share. Total earnings for the six months ended June 30, 1997 were $12.1 million or $1.20 per share including an extraordinary item of $3.0 million or $0.31 per share received in a settlement from a former vendor. The following table sets forth on an annualized basis the return on average assets and return on average shareholders' equity for the three and six months ended June 30, 1998 and 1997:

                                      Three months ended  Six months ended
                                            June 30           June 30
                                          1998    1997      1998    1997

Return on average shareholders' equity
  before extraordinary item              10.52%  11.98%    10.76%  12.05%
  after extraordinary item               10.52%  11.98%    10.76%  16.17%
Return on average assets
  before extraordinary item               0.90%   0.99%     0.91%   0.99%
  after  extraordinary  item              0.90%   0.99%     0.91%   1.33%

     The Company's net income for the second quarter of 1998 decreased $316 thousand or 7% as compared to the same period in 1997. Earnings per share decreased $0.03 per share or 7% for the three months ended June 30, 1998, as compared to the second quarter of 1997. The decrease in net income was the result of an increase in the provision for loan losses. During the quarter the Company continued to strengthen the allowance for loan losses as charge-offs in the Indirect Auto Loan Portfolio continue at high levels. As reported in the first quarter, the Company has tightened the credit underwriting and collection procedures in the Indirect Auto Loan Portfolio. Analysis of new credits booked since January 1, 1998 reflect improved credit quality in line with management's expectations.

      Provision for loan losses for the three months ended June 30, 1998 was $4.1 million, an increase of $2.4 million for the same period in 1997. For the six months ended June 30, 1998 the provision was $6.6 million, a 90% increase over the same period in 1997 resulting primarily from a 18% growth in the Company's allowance for loan losses over the same period. The ratio of allowance for loan losses to total loans increased from 1.45% at June 30, 1997 to 1.53% at June 30, 1998. Net noninterest income increased $1.1 million for the quarter as compared to the second quarter of 1997. As a result of the sale of the nine branches discussed above in the West Virginia acquisition, a gain was recorded which contributed to an increase of noninterest income from $3,741,000 for the three months ended June 30, 1997 to $5,817,000 for the three months ended June 30, 1998. Net noninterest expense for the quarter decreased by $434 thousand as compared to the same period in 1997.

Net Interest Income

      Net interest income decreased $651 thousand or 3.4% from $19.4 million for the second quarter of 1997 to $18.8 million for the second quarter of 1998. Interest income and interest expense both increased for the quarter ending June 30, 1998 as compared to the same period in 1997, with interest income increasing $0.6 million and interest expense increasing $1.2 million.

      The decrease in net interest income for the three month period was primarily due to a lower net interest margin. The decrease in margin was driven by a higher cost of funds.

     The yield on interest earning assets decreased 6 basis points for the second quarter of 1998 as compared to the same period in 1997. The cost of interest bearing funds increased 18 basis points for the second quarter of 1998 as compared to the same period in 1997. As a result, the net interest margin decreased from 4.68% for the second quarter of 1997 to 4.43% for the current quarter.

      The Company's loan portfolio, its highest yielding asset, continues to expand through new market share and internally generated growth. The Company's loan portfolio increased 10.7% from $1.31 billion for the second quarter of 1997 to $1.45 billion for the second quarter of 1998. Loans accounted for 89% of total interest income for the second quarters of both 1998 and 1997.

     The following table summarizes the annualized net interest spread and net interest margin for the three months and six months ended June 30, 1998 and 1997.

                              Three Months Ended       Six months ended
                                     June 30               June 30
                                  1998    1997         1998      1997
Yield on interest earning assets  8.99%   9.05%        9.03%     9.07%
Cost of interest bearing funds    5.23%   5.05%        5.24%     4.98%
Net interest spread               3.76%   4.00%        3.79%     4.09%
Net interest margin               4.43%   4.68%        4.47%     4.76%

Provision for Loan Losses

      The analysis of the changes in the allowance for loan losses and selected ratios are set forth below.

                                         Six Months Ended
                                             June 30
(in thousands)                             1998     1997

Allowance balance January 1              $20,465   $18,825
Allowance of purchased loans                 311         0
Additions to allowance charged
 against operations                        6,558     3,449
Recoveries credited to allowance           2,136     1,844
Losses charged against allowance          (6,929)   (4,955)
Allowance balance at June 30             $22,541   $19,163

Allowance for loan losses
 to period-end loans                        1.53%     1.45%
Average loans, net of unearned income $1,433,777 $1,338,485
Provision for loan losses to
 average loans, annualized                   .92%      .52%
Loan charge-offs, net of recoveries to
 average loans, annualized                   .67%      .46%

      During the quarter the Company continued to strengthen the allowance for loan losses as charge-offs in the Indirect Auto Loan Portfolio continue at high levels. As reported in the first quarter, the Company has tightened the credit underwriting and collection procedures in the Indirect Auto Loan Portfolio. Analysis of new credits booked since January 1, 1998 reflect improved credit quality in line with management's expectations. Net charge-offs represent the amount of loans charged off less amounts recovered on loans previously charged off. Net charge-offs as a percentage of average loans outstanding increased 21 basis points to 0.67% for the six months ended June 30, 1998 as compared to the same period in 1997. The Company's non-performing loans (90 days or more past due and non-accrual) were 1.46% and 1.43% of outstanding loans at December 31, 1997 and June 30, 1998, respectively.

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


Noninterest Income

      As a result of the sale of the nine branches discussed above in the West Virginia acquisition, a gain was recorded which contributed to an increase in noninterest income from $3,741,000 for the three months ended June 30, 1997 to $5,817,000 for the three months ended June 30, 1998, an increase of 55.5%. Gains on the sale of loans represent the largest percentage growth category, increasing 175% for the three months ended June 30, 1998 as compared to the same period in 1997. Other noninterest income increased 126% for the three months ended June 30, 1998 as compared to the same period in 1997 due to the gain on the sale of branches described above. Deposit related fees and trust fees stayed unchanged from the second quarter of 1997.

Noninterest Expense

      The Company's noninterest expense decreased by 2.9% from $14.7 million for the three months ended June 30, 1997 to $14.3 million for the same period in 1998. The sale of the corporation's subsidiary, Commercial Bank of West Liberty, accounted for the majority of the reduction in noninterest expense. However; an aggressive cost reduction program has allowed the Company to reduce its overall operating expenses as well. Personnel costs have decreased by 3.8% after adjusting for the sale of Commercial Bank of West Liberty; while other noninterest expense decreased by 10.5% after adjusting for the sale of Commercial Bank of West Liberty.

Balance Sheet Review

      Total asset size was $1.85 billion at December 31, 1997 compared to $2.11 billion at June 30, 1998. During the last six months, loans increased from $1.41 billion to $1.45 billion. Federal Funds Sold increased from a zero balance at December 31, 1997 to $210.17 million at June 30, 1998. This increase is primarily the result of the payment by Bank One on June 26, 1998 for the assumption of deposits of the seven branches acquired from Bank One by the Company's West Virginia affiliate. The asset category which declined most was securities available-for-sale; declining from $165.6 million at December 31, 1997 to $146.9 million at June 30, 1998.

      As a result of the West Virginia acquisition the Company's largest liability, deposits, increased from $1.47 billion as of December 31, 1997 to $1.71 billion as of June 31, 1998. Noninterest bearing deposits increased from $193.3 million at December 31, 1997 to $213.6 million at June 30, 1998. Interest bearing deposits increased from $1,271.7 million at December 31, 1997 to $1,491.9 million at June 30, 1998. The Company decreased its Federal funds purchased and other short term borrowings during the period from $57.9 million as of December 31, 1997 to $40.1 million as of June 30, 1998. The Company's advances from the Federal Home Loan Bank increased from $101.8 million at December 31, 1997 to $126.1 million at June 30, 1998 as the Company used this liquidity as a source of funding for loan growth.


Loans

      Loans increased from $1.40 billion as of December 31, 1997 to $1.45 billion as of June 30, 1998, due to the growth of the Company's commercial and consumer loan portfolios. The category of commercial loans increased from $648.9 million as of December 31, 1997 to $673.9 million as of June 30, 1998 while consumer loans increased from $361.9 million as of December 31, 1997 to $395.2 million as of June 30, 1998.

     Non-accrual and 90 days past due loans amounted to 1.46% of total loans outstanding as of December 31, 1997 and 1.43% of total loans outstanding as of June 30, 1998. Non-accrual loans as a percentage of total loans outstanding were 0.84% as of December 31, 1997 and 0.92% at June 30, 1998. During the same period, loans 90 days or more past due decreased 11 basis points from 0.62% of total loans outstanding to 0.51%. The allowance for loan losses increased from 1.42% of total loans outstanding as of December 31, 1997 to 1.53% as of June 30, 1998. The allowance for loan losses as a percentage of non-accrual loans and loans past due 90 days or more was 98% at December 31, 1997 and 107% June 30, 1998.

      The following table summarizes the Company's loans that are non-accrual or past due 90 days or more as of June 30, 1998 and December 31, 1997.

                                    As a % of    Accruing loans    As a % of
                     Non-accrual  loan balances   past due 90    loan balances
                         loans     by category    days or more    by category
(in thousands)
June 30, 1998

Commercial loans,
 secured by real estate $ 2,002         0.50%        $  323           0.08%
Commercial loans, other   8,010         2.95          3,096           1.14
Consumer loans,
 secured by real estate   3,203         0.79          2,450           0.60
Consumer  loans,  other     331         0.08          1,649           0.42
 Total                  $13,546         0.92%        $7,518           0.51%


December 31, 1997

Commercial loans,
 secured by real estate $ 3,881         1.25%        $2,339           0.75%
Commercial loans, other   6,294         2.40            878           0.33
Consumer loans,
 secured by real estate   1,569         0.32          3,857           0.78
Consumer  loans,  other     314         0.09          1,789           0.49
 Total                  $12,058         0.84%        $8,863           0.62%

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


Securities

      The Company uses its securities held-to-maturity for production of income and to manage cash flow needs through expected maturities. The Company uses its securities available-for-sale for income and balance sheet liquidity management. The book value of securities available-for-sale decreased from $165.6 million as of December 31, 1997 to $146.9 million as of June 30, 1998. Securities held-to-maturity declined from $115.9 million to $97.1 million during the same period. Total securities as a percentage of total assets were 15.2% as of December 31, 1997 and 11.6% as of June 30, 1998.


Disclosures Regarding Year 2000

      Many companies have undertaken major projects to address "Year 2000" readiness, which relates to the recognition of dates beyond 1999. Many software programs and hardware systems are in a two digit format which will not process into the next century. Community Trust Bancorp, Inc. has already taken steps necessary to ensure that this Company will be "Year 2000 compliant". Those steps include the following:

* We   have  assessed  the  significant  issues  throughout   our
  organization and our customer base, in order to be prepared for proper processing of information.
* We have implemented a Steering Committee and Project Team to oversee the successful attainment of Year 2000 compliance.
* We have completed an inventory of all hardware, software, systems, and facilities to identify products which must be replaced, retired, or renovated.
* We have contacted all respective third party providers of computer-related services and have requested that they provide evidence to us by June 1998 of their intention to be Year 2000 compliant.
* We have created a test environment to validate software, hardware, and systems as new releases become available.
* The Company's Board of Directors and Executive Management has committed to providing the appropriate resources and workforce necessary to ensure compliance with Year 2000.

      We anticipate that all internal hardware upgrades or replacements will be completed by March 1999. The costs associated with hardware and software upgrades will be approximately $450,000 in 1998 and
$1,400,000  in  1999.   Management believes that these  estimates  are
generous and that these costs are not material to the financial condition of the Company.
      Our most significant exposure will be relying upon third party vendors and processors and managing our relationship with their product or service as we test their Year 2000 Ready product. Our core third party data processor, one of the country's leading suppliers of financial institution data processing services, has already provided assurances that they will be Year 2000 compliant prior to mid-year 1999.
     As testing occurs throughout 1998, any vendors who cannot certify their intentions to be Year 2000 compliant will be abandoned and new vendors will be contacted. We anticipate being finished with Year 2000 issues by the middle of 1999. The Federal Financial Institution
Examination   Council  has  issued  guidelines   for   all   financial
institutions  to  assess  their Year 2000 readiness.   Management  has
reviewed these guidelines and has determined that their plan is in compliance with them.


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

      Deposits increased from $1.465 billion to $1.706 billion from December 31, 1997 to June 30, 1998. Noninterest bearing deposits increased by $20.2 million while interest bearing deposits increased by $220.3 million.

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

      On a limited basis, the Company may use interest rate swaps and sales of options on securities as additional tools in managing interest rate risk. Interest rate swaps involve an exchange of cash flows based on the notional principal amount and agreed upon fixed and
variable  interest  rates.   In this transaction,  the  Company  would
typically agreed to pay a floating interest rate based on London Inter-Bank Offering Rate (LIBOR) and receive a fixed interest rate in return. On options, the Company would typically sell the right to a third party to purchase securities the Company currently owns at a fixed price on a future date. The Company had no options outstanding at June 30, 1998. The impact on operations of interest rate swaps and options was not material during the first six months of 1997 or 1998.

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

      The primary source of capital for the Company is retained earnings. The Company paid cash dividends of $0.40 per share for the first six months of 1998 and $0.36 per share for the first six months of 1997. Earnings per share for the same periods were $0.84 and $1.20, respectively. The Company retained 52% of earnings for the first six months of 1998.

      Under guidelines issued by banking regulators, the Company and its subsidiary banks are required to maintain a minimum Tier 1 risk-based capital ratio of 4% and a minimum total risk-based ratio of 8%. Risk-based capital ratios weight the relative risk factors of all assets and consider the risk associated with off-balance sheet items. The Company must also maintain a minimum Tier 1 leverage ratio of 4% as of June 30, 1998. The Company's Tier 1 leverage, Tier 1 risk-based and total risk-based ratios were 9.18%, 10.94% and 12.20%, respectively as of June 30, 1998.

      As of June 30, 1998, management is not aware of any current recommendations by banking regulatory authorities which, if they were to be implemented, would have, or would be reasonably likely to have, a material adverse impact on the Company's liquidity, capital resources, or operations.


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

Item 1.  Legal Proceedings                       None

Item 2.  Changes in Securities                   None

Item 3.  Defaults Upon Senior Securities         None

Item 4.  Submission of Matters to a vote
          of Security Holders

The Company's Annual Meeting of Shareholders was held on April 28, 1998. The following items were approved:

 1) Election of the following members to the Company's Board of Directors for the ensuing year.

    Nominee                       In Favor     Withheld
 Charles J. Baird                7,234,624       78,930
 Burlin Coleman                  7,241,113       72,441
 Nick A. Cooley                  7,144,494      169,060
 William A. Graham, Jr.          7,242,623       70,931
 Jean R. Hale                    7,242,618       70,936
 Brandt T. Mullins               7,239,212       74,342
 M. Lynn Parrish                 7,244,024       69,530
 Ernest M. Rogers                7,239,212       74,342
 Porter P. Welch                 7,239,712       73,842

 2) Approval of the 1998 Stock Option Plan.

    The votes of the shareholders on this item were as follows:

            In Favor              Opposed     Abstained
            5,642,098             939,375      128,333

 3)Ratification of Ernst & Young, L.L.P. as the Company's independent certified public accountants for 1998.

     The votes of the shareholders on this item were as follows:

           In Favor               Opposed     Abstained
           7,250,621               33,175       29,758

Item 5.  Other Information                 None

Item 6.  Exhibits and Reports on Form 8-K

     a. Exhibits
          Exhibit 27. Financial Data Schedule

     b. Reports on Form 8-K
          During the second quarter of 1998, the Company filed a Current Report on Form 8-K (filing date June 2, 1998) with respect to the execution of a definitive agreement relating to Community Trust Bank's proposed purchase of five branch offices located in Central Kentucky from PNC Bank, NA.

                              SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Corporation has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  COMMUNITY TRUST BANCORP, INC.
                                  by




Date:  August 14, 1998             /s/Burlin Coleman
                                   Burlin Coleman
                                   Chairman of the Board,
                                   President and
                                   Principal Executive Officer