Form 10-Q
period 1998-09-30
COMMUNITY TRUST BANCORP INC /KY/
filed 1998-11-17
CIK 350852

22







                  SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, DC. 20549

                               FORM 10-Q


     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended September 30, 1998

                                  or

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

     Common stock - 10,062,597 shares outstanding at October 31, 1998

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

  Index to consolidated financial statements:

      Consolidated Balance Sheets                3
      Consolidated Statements of Income          4
      Consolidated Statements of Cash Flows      5
      Notes to Consolidated Financial Statements 6

Consolidated Balance Sheets

                                          September 30   December 31
(In thousands except share data)              1998           1997

Assets:
Cash and due from banks                   $   80,670    $   60,611
Interest bearing deposits in
 other financial institutions                    109           793
Federal funds sold                           174,000             0
Securities available-for-sale                278,471       165,611
Securities held-to-maturity (fair value of $96,558 and
 $115,150, respectively)                      88,534       115,931
Loans                                      1,510,275     1,428,429
 Allowance for loan losses                   (28,310)      (20,465)
 Net loans                                 1,481,965     1,407,964
Premises and equipment, net                   55,371        47,668
Excess of cost over net assets acquired (net of
 accumulated amortization of
 $8,226 and $7,720, respectively)             63,236        17,746
Other assets                                  37,493        36,343
  Total  Assets                           $2,259,849    $1,852,667


Liabilities and Shareholders' Equity:
Deposits:
 Noninterest bearing                      $  242,341    $  193,353
 Interest bearing                          1,620,162     1,271,650
Total deposits                             1,862,503     1,465,003
Federal funds purchased and other
 short-term borrowings                        50,917        57,949
Other liabilities                             19,736        16,406
Advances from Federal Home Loan Bank         111,231       101,827
Long-term debt                                53,338        53,463
   Total  Liabilities                      2,097,725     1,694,648


Shareholders' Equity:
Preferred stock, 300,000 shares authorized and unissued
Common stock, $5 par value, shares authorized  25,000,000;
 shares issued and outstanding,
 1998 - 10,062,597; 1997 - 10,062,487         50,313        50,312
Capital surplus                               28,037        28,067
Retained earnings                             82,079        79,026
Accumulated other comprehensive income         1,695           614
 Total Shareholders' Equity                  162,124       158,019

  Total Liabilities and
     Shareholders' Equity                 $2,259,849    $1,852,667




The accompanying notes are an integral part of these statements.

Consolidated Statements of Income
                                      Three months ended    Nine months ended
                                         September 30          September 30
(In thousands except per share data)    1998      1997       1998        1997
Interest Income:
 Interest and fees on loans           $34,866   $32,305   $103,011    $ 96,680
 Interest and dividends on securities
  Taxable                               4,247     4,490     10,706      12,957
  Tax exempt                              597       684      1,747       1,994
 Interest on federal funds sold         1,958       292      2,756         880
 Interest on deposits in other financial
  institutions                              2         5          7          22
  Total Interest Income                41,670    37,092    118,227     112,533

Interest Expense:
 Interest on deposits                  18,880    15,480     51,158      46,000
 Interest on federal funds purchased and
  other short-term borrowings             672       418      1,597       1,232
  Interest on advances from Federal
   Home Loan Bank                       1,614     1,234      5,217       4,744
 Interest on long-term debt             1,192     1,192      3,576       2,653
  Total Interest Expense               22,358    18,324     61,548      54,629

Net interest income                    19,312    18,768     56,679      57,904
Provision for loan losses               8,160     4,069     14,718       7,518
Net interest income after
 provision for loan losses             11,152    14,699     41,961      50,386

Noninterest Income:
 Service charges on deposit accounts    2,047     1,696      5,521       5,209
 Gains on sale of loans, net              449        (9)     1,553         814
 Trust income                             506       476      1,417       1,347
 Securities gains, net                      0        42         12          47
 Other                                  1,714     4,849      6,066       6,822
  Total Noninterest Income              4,716     7,054     14,569      14,239

Noninterest Expense:
 Salaries and employee benefits         7,318     7,162     21,230      21,575
 Occupancy, net                         1,155     1,083      3,317       3,116
 Equipment                                912       952      2,807       2,872
 Data processing                          819       831      2,497       2,206
 Stationery, printing and office supplies 458       406      1,297       1,302
 Taxes other than payroll,
  property and income                     522       519      1,587       1,591
 FDIC insurance                            75        69        207         184
 Other                                  6,198     3,877     12,875      11,678
  Total Noninterest Expense            17,457    14,899     45,817      44,524

Income before income taxes
  and extraordinary gain               (1,589)    6,854     10,713      20,101
Extraordinary gain (loss), net of tax       0         0          0       3,085
Income before income taxes             (1,589)    6,854     10,713      23,186
Income tax expense                     (2,293)    2,442      1,606       6,672
  Net Income                              704     4,412      9,107      16,514
Other comprehensive income, net of tax:
 Unrealized holding gains/(losses) arising
 during period                            951       725      1,081       1,255
   Comprehensive income                $1,655    $5,137    $10,188     $17,769


Basic earnings per share
  before extra. gain                    $0.07     $0.44(1)   $0.90      $1.33(1)
Basic earnings  per  share
  extra.  gain                           0.00      0.00(1)    0.00       0.31(1)
Basic earnings per share
  after extra. gain                      0.07      0.44(1)    0.90       1.64(1)
Diluted earnings per share
  before extra. gain                     0.07      0.44(1)    0.90       1.33(1)
Diluted  earnings  per  share
  extra.  gain                           0.00      0.00(1)    0.00       0.31(1)
Diluted  earnings per share
  after extra. gain                      0.07      0.44(1)    0.90       1.64(1)

Average shares outstanding             10,063    10,061(1)  10,063     10,058(1)

(1) Per share data and average shares outstanding have been restated to reflect the 10% stock dividend issued on April 15, 1997.

The accompanying notes are an integral part of these statements.

Consolidated Statements of Cash Flows
                                                    Nine months ended
                                                      September 30
(In thousands)                                       1998       1997
Cash flows from operating activities:
  Net income                                      $  9,108   $ 16,514
  Adjustments to reconcile net income to net
   cash provided by operating activities:
  Depreciation and amortization                      3,890      4,167
  Provision for loan and other real estate losses   14,777      7,543
  Securities gains, net                                  0       (119)
  Gain on sale of loans, net                        (1,553)      (814)
  Gain on sale of assets                               (20)         4
  Net amortization of securities premiums              273        291
  Net change in loans held for sale                  1,415     77,652
  Changes in:
   Other assets                                      2,574     (8,141)
   Other liabilities                                   444      4,244
     Net cash provided by operating activities      30,908    101,341

Cash flows from investing activities:
  Proceeds from:
  Sale/call of securities available-for-sale         2,189     44,909
    Maturity of securities available-for-sale       37,352     37,395
    Maturity of securities held-to-maturity          6,967     13,992
  Principal payments on mortgage-backed securities  20,344      4,019
  Purchase of:
    Securities available-for-sale                 (150,549)   (21,510)
    Securities held-to-maturity                          0          0
  Mortgage-backed securities                             0     (1,000)
  Net change in loans                              (24,518)  (144,529)
  Net change in premises and equipment              (5,470)    (2,412)
  Other                                                  0          0
     Net cash used in investing activities        (113,685)   (69,136)

Cash flows from financing activities:
  Net change in deposits                           (11,839)   (51,224)
  Net change in federal funds purchased and
    other short-term borrowings                     (9,980)    (4,306)
  Advances from Federal Home Loan Bank              31,000    120,232
  Repayments of advances from
    Federal Home Loan Bank                         (21,596)  (108,569)
  Proceeds from long-term debt                           0     34,500
  Payments on long-term debt                          (125)      (159)
  Payments for redemption of common stock              (96)         0
  Issuance of common stock                              67        228
  Dividends paid                                    (6,038)    (5,466)
     Net cash provided by financing activities     (18,607)   (14,764)

Net increase (decrease) in cash
  and cash equivalents                            (101,384)    17,441
Cash and cash equivalents at beginning of year      61,404     63,884
Cash and cash equivalents of acquired banks        294,759          0
Cash and cash equivalents at end of period        $254,779   $ 81,325


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

      The amortized cost and fair value of securities available-for-sale as of September 30, 1998 are summarized as follows:

                                            Amortized      Fair
(in thousands)                                 Cost        Value

U.S. Treasury and government agencies       $ 91,886     $ 92,745
Mortgage-backed pass through
     certificates                            116,594      117,539

Collateralized mortgage obligations           35,191       35,378
Other debt securities                         12,065       12,256

     Total  debt securities                  255,736      257,918
Equity securities                             20,449       20,553
     Total Securities                       $276,185     $278,471

     The amortized cost and fair value of securities held-to-maturity as of September 30, 1998 are summarized as follows:

                                              Amortized    Fair
(in thousands)                                   Cost      Value

U.S. Treasury and government agencies       $ 13,481     $ 11,693
States and political subdivisions             42,667       44,092
Mortgage-backed pass through
     certificates                             26,863       26,877

Collateralized mortgage obligations            5,523        5,524
     Total Securities                       $ 88,534     $ 88,186

Note 3 - Loans

     Major classifications of loans are summarized as follows:

                                         September 30   December 31
(in thousands)                               1998           1997
Commercial, secured by real estate       $  316,961     $  310,092
Commercial, other                           283,572        260,808
Real Estate Construction                     81,089         85,825
Real Estate Mortgage                        408,837        407,893
Consumer                                    413,787        361,927
Equipment Lease Financing                     6,029          1,884
                                         $1,510,275     $1,428,429



Note 4 - Long-Term Debt

     Long-Term Debt consists of the following:

                                        September 30  December 31
(in thousands)                              1998          1997
Trust Preferred Securities *             $  34,500     $ 34,500
Senior Notes                                17,230       17,230
Other                                        1,609        1,733
                                         $  53,339     $ 53,463


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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

      Community Trust Bancorp, Inc. (the "Company") is a multi-bank holding company headquartered in Pikeville, Kentucky. At September 30, 1998 the Company owned two commercial banks, one savings bank and one trust company. Through its affiliates, the Company has over sixty five banking locations serving 85,000 households in various counties in Eastern and Central Kentucky and in Western and Central West Virginia. The Company had total assets of $2.26 billion and total shareholders' equity of $162 million as of September 30, 1998. The Company's common stock is listed on NASDAQ under the symbol CTBI. Market makers are Herzog, Heine, Geduld, Inc., New York, New York; J.J.B. Hilliard, W.L. Lyons, Inc., Louisville, Kentucky; Morgan,
Keegan and Company, Inc., Memphis, Tennessee; J.C. Bradford & Co., Louisville, Kentucky; Bear, Stearns & Co., Inc., New York, New York; Robinson Humphrey Co., Inc., Atlanta, Georgia and Stifel Nicolaus & Co., Incorporated, St. Louis, Missouri.

      Effective January 1, 1997, the Company changed its name from Pikeville National Corporation to Community Trust Bancorp, Inc., changed the name of its lead bank from Pikeville National Bank and Trust Company to Community Trust Bank, National Association (the "Bank") and merged seven of its other commercial bank subsidiaries into the Bank. As a result of these transactions, the Bank has $1.9 billion in assets and numerous locations throughout eastern and central Kentucky. The Company's thrift and trust subsidiaries, Community Trust Bank, FSB and Trust Company of Kentucky, N.A., remain wholly-owned subsidiaries of the Company and will continue to operate as independent entities. On June 26, 1998 the Company chartered a new national assocation to operate as a national bank in the state of West Virginia. This new wholly owned subsidiary, Community Trust Bank of West Virginia, National Assocation (CTBWV) currently operates seven branches in four counties in central and western West Virginia.

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

Acquisitions

     After making no acquisitions during the years 1996 and 1997, on June 26, 1998 the Company resumed its strategic policy of diversification through acquisition.
     Community Trust Bancorp,Inc.'s wholly owned subsidiary, Community Trust Bank of West Virginia, National Association (CTBWV), purchased sixteen Banc One Corporation branches located in West Virginia with approximately $569 million in deposits on June 26, 1998. CTBWV paid a 9.7% premium on these deposits. In concurrent transactions, CTBWV sold three of these branches with deposits totaling $151 million to Premier Financial Bancorp, Inc. of Georgetown, Kentucky receiving a 9.7% premium; four branches with deposits totaling $122 million to

Peoples Banking and Trust Company of Marietta, Ohio receiving a 10.7% premium; and two branches with deposits totaling $80 million to United Bankshares of Charles Town, West Virginia receiving 11.7% premium. The additional 1% premium paid by Peoples Banking and Trust Company and the additional 2% premium paid by United Bankshares was divided evenly between CTBWV and Premier Financial Bancorp, Inc. as part of a prior agreement.
      CTBWV  retained  seven  branches  with  deposits  totaling  $216
million.   The funds used to capitalize the new charter were  provided from  the  sale of Trust Preferred Securities that occurred  in  April
1997 and the sale of an affiliate bank in July 1997. The facilities that were purchased will continue to operate as banking offices. This acquisition will assist in growth of the Company outside of Kentucky and provide a new customer base for generating additional revenues.
      On September 18, 1998 Community Trust Bancorp, Inc. and PNC Bank Corp. announced that their banking subsidiaries, Community Trust Bank, N.A. and PNC Bank, N.A., closed Community Trust Bank's purchase of
five   branches   from  PNC  with  total  deposits  of   approximately
$195,000,000. These branches are located in Richmond, Winchester and Harrodsburg, all located in central Kentucky.
      This acquisition along with the acquisition of seven Bank One branches in West Virginia on June 26, 1998, adds over $400,000,000 to CTBI's deposits increasing CTBI's assets to $2.3 billion.

Stock Dividend

     On February 18, 1997, the Company's Board of Directors declared a 10% stock dividend. This stock dividend, paid on April 15, 1997 to shareholders of record on March 15, 1997, was in addition to the regular quarterly cash dividends paid on (1) April 1, 1997 of 18 cents per share for shareholders of record on March 15, 1997, (2) July 1, 1997 of 18 cents per share for shareholders of record on June 15, 1997, (3) October 1, 1997 of 18 cents per share for shareholders of record on September 15, 1997, (4) January 1, 1998 of 20 cents per share for shareholders of record on December 15, 1997, (5) April 1, 1998 of 20 cents per share for shareholders of record on March 15, 1998, (6) July 1, 1998 of 20 cents per share for shareholders of record on June 15, 1998 and (7) October 1, 1998 of 20 cents per share for shareholders of record on September 15, 1998. All per share data has been restated to reflect this stock dividend.

Income Statement Review

     The Company's net income before extraordinary items for the three months ended September 30, 1998 was $0.7 million or $0.07 per share as compared to $4.4 million or $0.44 per share for the three months ended September 30, 1997. Total earnings for the nine months ended
September 30, 1998 were $9.1 million or $.90 per share. Total earnings for the nine months ended September 30, 1997 were $16.5 million or $1.64 per share including an extraordinary item of $3.0 million or $0.31 per share received in a settlement from a former vendor. The following table sets forth on an annualized basis the return on average assets and return on average shareholders' equity for the three and nine months ended September 30, 1998 and 1997:

                                    Three months ended   Nine months ended
                                        September 30        September 30
                                        1998    1997        1998    1997

Return on average shareholders' equity
     before extraordinary item          1.69%  11.05%       7.50%  11.70%
     after extraordinary item           1.69%  11.05%       7.50%  14.39%
Return on average assets
    before extraordinary item           0.13%   0.99%       0.62%   0.99%
      after  extraordinary  item        0.13%   0.99%       0.62%   1.22%

      The Company's net income for the third quarter of 1998 decreased $3.7 million or 84% as compared to the same period in 1997. Earnings per  share decreased $0.37 per share or 84% for the three months ended
September  30, 1998, as compared to the third quarter  of  1997.   The
Company  took  a  one time charge of $0.9 million  to  cover  expenses
associated  with restructuring and reduction in staff.   In  addition,
the Company took a special provision of $7.3 million to clean up identified problems in the Indirect Loan portfolio. This portfolio has been a continuing problem and this special provision will allow management to expedite the resolution of this issue. The third quarter results also includes a reversal of income tax accruals of $1.5 million.

      Provision for loan losses for the three months ended September 30, 1998 was $8.2 million, an increase of $4.1 million for the same period in 1997. For the nine months ended September 30, 1998 the provision was $14.7 million, a 96% increase over the same period in 1997 resulting primarily from the special provision discussed above. The ratio of allowance for loan losses to total loans increased from 1.48% at September 30, 1997 to 1.87% at September 30, 1998. Net noninterest income decreased $2.3 million for the quarter as compared to the third quarter of 1997. The decrease was the result of the sale of Commercial Bank, West Liberty, Kentucky, a wholly owned state bank subsidiary for approximately $10.2 million in cash, which resulted in a pre-tax operating gain of $3.0 million in the third quarter of 1997. Net noninterest expense for the quarter increased by $2.6 million as compared to the same period in 1997. This is primarily due to the special restructuring provision of $.9 million and that portion of the indirect provision allocated to noninterest expense totalling $1.3 million.

Net Interest Income

      Net interest income increased $544 thousand or 3.4% from $18.8 million for the third quarter of 1997 to $19.3 million for the third quarter of 1998. Interest income and interest expense both increased for the quarter ending September 30, 1998 as compared to the same period in 1997, with interest income increasing $4.6 million and interest expense increasing $4.0 million. The increases were due to the acquistions described above which resulted in an increase in deposits of $411,000 and a corresponding increase in earning assets.

      The net interest margin declined 65 basis points in the third quarter from 4.67% for the three months ended September 30, 1997 to 4.02% for the three months ended September 30, 1998. The decrease in margin was driven by a decrease in yield on earning assets. The decrease in yield on earning assets is the result of the proceeds from the company's two recent acquisitions being invested in short term investments with lower yields.

      The yield on interest earning assets decreased 56 basis points for the third quarter of 1998 as compared to the same period in 1997. The cost of interest bearing funds decreased 2 basis points for the third quarter of 1998 as compared to the same period in 1997.

      The Company's loan portfolio, its highest yielding asset, continues to expand through acquisitions, new market share and internally generated growth. The Company's loan portfolio increased 9.7% from $1.35 billion for the third quarter of 1997 to $1.48 billion for the third quarter of 1998. Loans accounted for 84% of total interest income for the third quarter of 1998 compared to 89% for the
third  quarter  of  1997.   The decrease was the  result  of  acquisition
proceeds being invested in short term investments.

     The following table summarizes the annualized net interest spread and net interest margin for the three months and nine months ended September 30, 1998 and 1997.

                              Three Months Ended Nine Months ended
                                  September 30      September 30
                                  1998    1997      1998    1997
Yield on interest earning assets  8.56%   9.12%     8.86%   9.09%
Cost of interest bearing funds    5.14%   5.16%     5.21%   5.04%
Net interest spread               3.42%   3.96%     3.65%   4.05%
Net interest margin               4.02%   4.67%     4.32%   4.75%

Provision for Loan Losses

      The analysis of the changes in the allowance for loan losses and selected ratios are set forth below.

                                           Nine Months Ended
                                             September 30
(in thousands)                             1998        1997

Allowance balance January 1              $20,465     $18,825
Allowance of purchased loans               1,066           0
Allowance of sold affiliate                    0        (578)
Additions to allowance charged
  against operations                      14,717       7,518
Recoveries credited to allowance           3,241       2,540
Losses charged against allowance         (11,179)     (7,946)
Allowance balance at September 30        $28,310     $20,359

Allowance for loan losses to
  period-end loans                          1.87%       1.48%
Average loans, net of unearned income $1,455,941 $1,331,744 Provision for loan losses to
 average loans, annualized                  1.35%        .56%
Loan charge-offs, net of recoveries to
 average loans, annualized                   .73%        .41%

      During the quarter the Company continued to strengthen the allowance for loan losses as charge-offs in the Indirect Auto Loan Portfolio continue at high levels. As reported previously, the Company has tightened the credit underwriting and collection procedures in the Indirect Auto Loan Portfolio. Analysis of new credits booked since January 1, 1998 reflect improved credit quality in line with management's expectations. The special provision taken in the third quarter will allow management to expedite the resolution of the "Pre-1998" Indirect Loans. Net charge-offs represent the amount of loans charged off less amounts recovered on loans previously charged off. Net charge-offs as a percentage of average loans outstanding increased 32 basis points to 0.73% for the nine months ended September 30, 1998 as compared to the same period in 1997. The Company's non-performing loans (90 days or more past due and non-accrual) were 1.46% and 1.39% of outstanding loans at December 31, 1997 and September 30, 1998, respectively.

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


Noninterest Income

      The Company's noninterest income decreased 33% from $7.1 million for the three months ended September 30, 1997 to $4.7 million for the three months ended September 30, 1998. The decrease is due to the gain recorded in the third quarter of 1997 from the sale of our Commercial Bank of West Liberty subsidiary for $3.0 million. Normalizing for this, the company increased noninterest income by $0.3 million overall in the third quarter of 1998 compared to the third quarter of 1997. Gains on the sale of loans represents the largest growth category, increasing $0.5 million for the three months ended September 30, 1998 as compared to the same period in 1997. Deposit related fees increased 21% over the same period in 1998 compared to 1997. Trust revenue increased 6% for the three months ended September 30, 1998 as compared to the same period in 1997. In addition, all noninterest income categories have been impacted by the addition of the seven banking locations acquired by Community Trust Bank of West Virginia, NA and the five banking locations acquired by Community Trust Bank, NA on June 26, 1998 and September 18, 1998 respectively.


Noninterest Expense

      The Company's noninterest expense increased by 17.2% from $14.9 million for the three months ended September 30, 1997 to $17.5 million for the same period in 1998. This is primarily due to the special restructuring provision of $0.9 million and that portion of the indirect provision allocated to noninterest expense totalling $1.3 million. In addition, all noninterest expense categories have been impacted by the addition of the seven banking locations acquired by Community Trust Bank of West Virginia, NA and the five banking locations acquired by Community Trust Bank, NA on June 26, 1998 and September 18, 1998 respectively.

                           Cash Basis Income

                                      Quarter Ended
                                    Septemer 30, 1998
                                       Amortization
                                 Reported            Core Deposit    "Cash"
                                 Earnings  Goodwill   Intangible    Earnings

Income before income tax expense $(1,589)    $ 452       $  86      $(1,051)
  Income tax expense              (2,293)       90          30       (2,173)

Net income                       $   704     $ 362       $  56      $ 1,122

Basic earnings per common share  $  0.07     $0.03       $0.01      $  0.11

Diluted earnings per common share$  0.07     $0.03       $0.01      $  0.11

These calculations were specifically formulated by the Company and may not be comparable to similarly titled measures reported by other companies.


Balance Sheet Review

      Total asset size was $1.85 billion at December 31, 1997 compared to $2.26 billion at September 30, 1998. During the last nine months, loans increased from $1.41 billion to $1.51 billion. Federal Funds Sold increased from a zero balance at December 31, 1997 to $174.0 million at September 30, 1998. This increase is primarily the result of the payment by PNC Bank on September 18, 1998 for the assumption of deposits of the five branches acquired from PNC Bank by the Company's lead bank. Securities available for sale increased $112.8 million as the Company invested proceeds from its June 26, 1998 acquisition of Bank One branches in West Virginia out of Federal Funds Sold and into Securities Available for Sale.

      As a result of the Bank One and PNC acquisitions the Company's largest liability, deposits, increased from $1.47 billion as of December 31, 1997 to $1.86 billion as of September 30, 1998. Noninterest bearing deposits increased from $193.3 million at December 31, 1997 to $242.3 million at September 30, 1998. Interest bearing deposits increased from $1,271.7 million at December 31, 1997 to $1,620.1 million at September 30, 1998. The Company decreased its Federal funds purchased and other short term borrowings during the period from $57.9 million as of December 31, 1997 to $50.1 million as of September 30, 1998. The Company's advances from the Federal Home Loan Bank increased from $101.8 million at December 31, 1997 to $111.2 million at September 30, 1998 as the Company used this liquidity as a source of funding for loan growth prior to the Bank One and PNC acquisitions.


Loans

      Loans increased from $1.40 billion as of December 31, 1997 to $1.51 billion as of September 30, 1998, due to the PNC acquisiton and the growth of the Company's commercial and consumer loan portfolios. The category of commercial loans increased from $648.9 million as of December 31, 1997 to $676.9 million as of September 30, 1998 while consumer loans increased from $361.9 million as of December 31, 1997 to $413.8 million as of September 30, 1998 and mortgage loans increased from $417.6 million as of December 31, 1997 to $419.6 million as of September 30, 1998.

     Non-accrual and 90 days past due loans amounted to 1.46% of total loans outstanding as of December 31, 1997 and 1.39% of total loans outstanding as of September 30, 1998. Non-accrual loans as a percentage of total loans outstanding were 0.84% as of December 31,

1997 and 0.97% at September 30, 1998. During the same period, loans 90 days or more past due decreased 20 basis points from 0.62% of total loans outstanding to 0.42%. The allowance for loan losses increased from 1.42% of total loans outstanding as of December 31, 1997 to 1.87% as of September 30, 1998. The allowance for loan losses as a percentage of non-accrual loans and loans past due 90 days or more was 98% at December 31, 1997 and 135% September 30, 1998.

      The following table summarizes the Company's loans that are non-accrual or past due 90 days or more as of September 30, 1998 and December 31, 1997.

                                       As a % of   Accruing loans   As a % of
                         Non-accrual loan balances  past due 90   loan balances
                            loans     by category   days or more    by category
(in thousands)
September 30, 1998

Commercial loans,
  secured  by real estate  $ 1,772        0.46%        $   80           0.02%
Commercial loans, other      7,943        2.74          2,523           0.87
Consumer loans,
   secured by real estate    4,638        1.11          2,014           0.48
Consumer loans, other          285        0.07          1,726           0.42
 Total                     $14,638        0.97%        $6,343           0.42%


December 31, 1997

Commercial loans,
  secured by real estate   $ 3,881        1.25%        $2,339           0.75%
Commercial loans, other      6,294        2.40            878           0.33
Consumer loans,
  secured by real estate     1,569        0.32          3,857           0.78
Consumer  loans,  other        314        0.09          1,789           0.49
 Total                     $12,058        0.84%        $8,863           0.62%


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


Securities

      The Company uses its securities held-to-maturity for production of income and to manage cash flow needs through expected maturities. The Company uses its securities available-for-sale for income and balance sheet liquidity management. The book value of securities available-for-sale increased from $165.6 million as of December 31,

1997 to $278.5 million as of September 30, 1998. Securities held-to-maturity declined from $115.9 million to $88.5 million during the same period. Total securities as a percentage of total assets were 15.2% as of December 31, 1997 and 16.2% as of September 30, 1998.


Disclosures Regarding Year 2000

      Many companies have undertaken major projects to address "Year 2000" readiness, which relates to the recognition of dates beyond
1999.   Many software programs and hardware systems are in a two digit format which will not process into the next century. Community Trust Bancorp, Inc. has already taken steps necessary to ensure that this Company will be "Year 2000 compliant". Community Trust Bancorp, Inc. realized the importance of Year 2000 readiness early and has committed people and resources to prepare its systems for January 1, 2000 and beyond. Achieving Year 2000 readiness is the company's top technology priority. Early on we formed both a Year 2000 Executive Steering Committee consisting of our top executives and top management, along with a Year 2000 Working Team made up of employees from each key business area. These company leaders have taken responsibility to identify and repair instances where dates may not process correctly within their area of operation and to test for interdependencies with clients, vendors and other corporate units. We have identified and contacted the banks significant vendors to inquire about their own Year 2000 readiness plans, and are tracking and monitoring their progress. To ensure that all areas are covered, these efforts are coordinated and tracked centrally by the Year 2000 Working Team and reported to the Year 2000 Executive Steering Committee and the Board of Directors on a regular basis.

Awareness  -  (Complete)  -  We defined  the  Year  2000  problem  and allocated the appropriate resources necessary to perform our compliance work. We established both a Year 2000 Executive Steering Committee and a Year 2000 Working Team and developed an overall strategy for our Year 2000 efforts that encompasses in-house systems, service bureaus for systems that are outsourced, vendors, auditors, customers, and suppliers.

Assessment Phase - (Complete) - We then assessed the size and complexity of the problem and the magnitude of the effort necessary to address our Year 2000 issues. This phase identified all hardware, software, networks, automated teller machines, and other processing platforms, along with customer and vendor interdependencies affected by the Year 2000 date change. We have completed an inventory of systems in the bank, prioritized those that were identified, and made detailed plans to renovate and test modifications to make them Year 2000 ready. Our assessment went well beyond information systems and included environmental systems that are dependent on embedded microchips, such as security systems, elevators, and vaults.

Renovation Phase - (In-Process) - Strategies were developed for the code enhancements, hardware renovation or replacements, software upgrades and vendor certification, along with other associated changes. This work was prioritized based on the information gathered during our assessment phase. A millennium test site was developed to assure that testing of our hardware and software could occur outside of our working environment before being implemented on our production systems. Plans were made for on-going communications and monitoring of our key vendors, third-party service providers, and software providers throughout our Year 2000 project timeline. Planned date of completion 12-31-1998.

Validation  Phase  - (In-Process) - Testing, while  inherent  in  each phase, plays a key roll in the success of our entire Year 2000 project. This phase includes testing of all incremental changes to hardware and software components, along with interfaces and connections with other systems. Also, validation from both internal and external users is required. During this phase, monitoring and communications with our service and software vendors will be maintained to assure these vendor efforts are tracked and their progress closely monitored. Our core third party data processor, one of the country's leading suppliers of financial institution data processing services, has already installed Year 2000 upgrades to their data processing systems. We have performed susbtantial off site testing of this upgrade and have scheduled on-site testing for the first quarter of 1999.

Implementation Phase - (In-Process) -Systems will be certified as Year 2000 compliant. For any system failing certification, the business effect will be clearly assessed and the organization's Year 2000 contingency plans will be implemented. This phase will also ensure that any new systems or subsequent changes to verified systems are compliant with Year 2000 requirements. We also expect to verify that our systems will recognize that 2000 is a leap year, and continue to  work  closely with  our  client  and  vendor companies  to verify
that they also are prepared for the century  date change.   In addition,
we have drafted our "Business Resumption Plan" which provides contingency plans for all identified Year 2000 issues.

     We anticipate that all internal hardware upgrades or replacements will be completed by March 1999. The costs associated with the purchase  and  installation  of hardware  and  software  upgrades  are
estimated  to  be  $845,000 in 1998 and $886,000 in  1999.   Because
Community Trust Bancorp, Inc. is utilizing internal staff for the management and implementation of its Year 2000 Compliance program, it does not expect to incur any material costs with outside contractors. Subsequently, it does not anticipate a material increase in operating costs to be incurred.

     The cost of the Year 2000 project and the date by which the Company believes it will be Year 2000 complaint are based on management's current best estimates, which were derived based on numerous assumptions of future events, including the continued availability of certain resources, third party modification plans and other factors. Actual results could vary from those anticipated.


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

      Deposits increased from $1.465 billion to $1.863 billion from December 31, 1997 to September 30, 1998. Noninterest bearing deposits increased by $49.0 million while interest bearing deposits increased by $348.5 million.

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

      The Company owns $149.1 million of securities valued at market price that are designated as available-for-sale and available to meet liquidity needs on a continuing basis. The Company also relies on Federal Home Loan Bank advances for both liquidity and management of its asset/liability position. These advances have sometimes been matched against pools of residential mortgage loans which are not sold in the secondary market, some of which have original maturities of ten to fifteen years. Federal Home Loan Bank advances increased from $101.8 million as of December 31, 1997 to $111.2 million as of September 30, 1998.

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

      On a limited basis, the Company may use interest rate swaps and sales of options on securities as additional tools in managing interest rate risk. Interest rate swaps involve an exchange of cash flows based on the notional principal amount and agreed upon fixed and
variable  interest  rates.   In this transaction,  the  Company  would
typically agreed to pay a floating interest rate based on London Inter-Bank Offering Rate (LIBOR) and receive a fixed interest rate in return. On options, the Company would typically sell the right to a third party to purchase securities the Company currently owns at a fixed price on a future date. The Company had no options outstanding at September 30, 1998. The impact on operations of interest rate swaps and options was not material during the first nine months of 1997 or 1998.

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

      The primary source of capital for the Company is retained earnings. The Company paid cash dividends of $0.60 per share for the first nine months of 1998 and $0.54 per share for the first nine months of 1997. Earnings per share for the same periods were $0.90 and $1.64, respectively. The Company retained 33% of earnings for the first nine months of 1998.

      Under guidelines issued by banking regulators, the Company and its subsidiary banks are required to maintain a minimum Tier 1 risk-based capital ratio of 4% and a minimum total risk-based ratio of 8%. Risk-based capital ratios weight the relative risk factors of all assets and consider the risk associated with off-balance sheet items. The Company must also maintain a minimum Tier 1 leverage ratio of 4% as of September 30, 1998. The Company's Tier 1 leverage, Tier 1 risk-based and total risk-based ratios were 6.36%, 8.30% and 9.56%, respectively as of September 30, 1998.

      As of September 30, 1998, management is not aware of any current recommendations by banking regulatory authorities which, if they were to be implemented, would have, or would be reasonably likely to have, a material adverse impact on the Company's liquidity, capital resources, or operations.


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


                                  COMMUNITY TRUST BANCORP, INC.
                                  by




Date:  November 16, 1998           /s/Burlin Coleman
                                   Burlin Coleman
                                   Chairman of the Board,
                                   President and
                                   Principal Executive Officer