Form 10-K
period 1998-12-31
COMMUNITY TRUST BANCORP INC /KY/
filed 1999-03-26
CIK 350852

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-K
(Mark One)
  X    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
-----  EXCHANGE ACT OF 1934 [FEE REQUIRED]
          For the fiscal year ended December 31, 1998

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

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

       Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ ]

       The aggregate market value of voting stock held by non-affiliates of the registrant as of February 28, 1999 was $235,581,000. The number of shares outstanding of the Registrant's Common Stock as of February 28, 1999 was 10,064,968. For the purpose of the foregoing calculation only, all directors and executive officers of the Registrant have been deemed affiliates.

                                    DOCUMENTS INCORPORATED BY REFERENCE

       Portions of the following documents are incorporated by reference into the Form 10-K part indicated

     Document                                              Form 10-K
     --------                                              ---------

(1)  Proxy statement for the annual meeting                Part III
        of shareholders to be held April 27, 1999

                                    PART I

ITEM 1.  BUSINESS

       Community Trust Bancorp, Inc. (the "Corporation") is a bank holding company registered with the Board of Governors of the Federal Reserve System pursuant to section 5 (a) of the Bank Holding Company Act of 1956, as amended. The Corporation was incorporated August 12, 1980, under the laws of the Commonwealth of Kentucky for the purpose of becoming a bank holding company. On July 1, 1981, pursuant to a Merger Agreement dated May 30, 1981, the merger of Pikeville National Bank and Trust Company ("PNB") as a subsidiary of the Corporation was consummated, whereby PNB became a wholly-owned subsidiary of the Corporation through an exchange of one share of common stock of PNB for two shares of common stock of the Corporation. Prior to the date the merger became effective, the Corporation conducted no active business operations. Since the merger, the business of the Corporation has been to act as a holding company for affiliate financial institutions. The Corporation currently owns all the capital stock of one commercial bank, one thrift and one trust company, serving small and mid-sized communities in eastern, central, south central Kentucky, and West Virginia. The commercial bank is Community Trust Bank, NA, Pikeville. The Corporation's thrift is Community Trust Bank, FSB, Campbellsville. The trust company, Trust Company of Kentucky, NA, Lexington, purchased the trust operations of its subsidiary banks and has additional offices in Pikeville, Ashland, Middlesboro and Louisville, Kentucky. The trust subsidiary commenced business operations on January 1, 1994. At December 31, 1998, the Corporation had total consolidated assets of $2.2 billion and total consolidated deposits of $1.9 billion, making it one of the larger bank holding companies headquartered in the Commonwealth of Kentucky.

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

       On June 26, 1998 the Corporation's wholly owned subsidiary, Community Trust Bank of West Virginia, NA, purchased seven Banc One Corporation branches with deposits totalling $216 million. On December 31, 1998 Community Trust Bank of West Virginia, NA merged into Community Trust Bank, NA. Also in 1998, Community Trust Bank, NA purchased five branch offices from PNC Bank, NA with deposits totalling $195 million.

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

       Laws and regulations are considered from time to time that could significantly impact the Corporation's business, including proposals which, if adopted, would result in fundamental changes in the financial services industry. Recently, the Financial Services Act of 1999 was introduced in Congress. The Financial Services Act of 1999 would, among other things, repeal the bank holding company prohibitions on insurance underwriting, expand permissible nonbanking activities for bank holding companies from those "closely related to banking" to those that are "financial in nature" and repeal the prohibitions on banks affiliating with securities firms. While the Corporation is unable to predict whether any such laws or regulations will be adopted, the Corporation believes that any such new laws or regulations are likely to lead to increased consolidation and competition within the financial services industry.

       No material portion of the business of the Corporation is seasonal. The business of the Corporation is not dependent upon any one customer or a few customers, and the loss of any one or a few customers would not have a materially adverse effect on the Corporation.

       No operations in foreign countries are engaged in by the Corporation.

                                   EMPLOYEES

       As of December 31, 1998, the Corporation and its subsidiaries had 818 full-time equivalent employees. Employees are provided with a variety of employee benefits. A retirement plan, employee stock ownership plan, group life, hospitalization, major medical insurance and an annual management incentive compensation plan are available to eligible personnel.

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

       Deposits of the Corporation's subsidiary bank are insured by the Federal Deposit Insurance Corporation Bank Insurance Fund, which subjects the banks to regulation and examination under the provisions of the Federal Deposit Insurance Act. Insofar as the Corporation's thrift subsidiary is concerned, its deposits are insured by the Federal Deposit Insurance Corporation Savings Association Insurance Fund.

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

CONSOLIDATED AVERAGE BALANCE SHEETS AND TAXABLE EQUIVALENT INCOME/EXPENSE AND YIELDS/RATES

                                                            1998                                 1997
----------------------------------------------------------------------------------------------------------------
                                             Average                 Average    Average                  Average
(in thousands)                               Balances      Interest    Rate     Balances       Interest    Rate
----------------------------------------------------------------------------------------------------------------
EARNING ASSETS
   Loans, net of unearned (1) (2) (3)      $ 1,468,777   $   138,286   9.42%   $ 1,350,471   $   130,805   9.69%
   Securities
      U. S. Treasuries and agencies            201,267        11,883   5.90        211,706        13,372   6.32
      State & political subdivisions (3)        51,452         3,894   7.57         52,653         4,082   7.75
      Other securities                          52,854         3,337   6.31         50,704         3,284   6.48
   Federal funds sold                           97,272         5,111   5.25         18,035           993   5.51
   Interest bearing deposits                       277             8   2.89            609            28   4.60
----------------------------------------------------------------------------------------------------------------
   Total earning assets                    $ 1,871,899   $   162,519   8.68%   $ 1,684,178   $   152,564   9.06%
   Less:
      ALLOWANCE FOR LOAN LOSSES                (23,075)                            (19,338)
----------------------------------------------------------------------------------------------------------------
                                             1,848,824                           1,664,840
NON-EARNING ASSETS
   Cash and due from banks                      67,758                              53,772
   Premises and equipment, net                  50,922                              45,868
   Other assets                                 71,176                              50,728
----------------------------------------------------------------------------------------------------------------
Total assets                               $ 2,038,680                         $ 1,815,208
----------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------

INTEREST BEARING LIABILITIES
   Deposits
      Savings and demand deposits          $   465,773   $    15,369   3.30%   $   396,362   $    12,557   3.17%
      Time deposits                            969,354        55,220    5.70       874,818        49,633   5.67
   Federal funds purchased and securities
      sold under repurchase agreements          42,180         2,132    5.05        35,029         1,818   5.19
   Other short-term borrowings                       0             0    0.00             0             0   0.00
   Advances from Federal Home
      Loan Bank                                113,559         6,500    5.72       106,572         6,224   5.84
   Long-term debt                               53,395         4,765    8.92        43,482         3,844   8.84
----------------------------------------------------------------------------------------------------------------
   Total interest bearing liabilities      $ 1,644,261   $    83,986    5.11%  $ 1,456,263   $    74,076   5.09%
----------------------------------------------------------------------------------------------------------------

NONINTEREST BEARING LIABILITIES
   Demand deposits                         $   215,674                         $   186,521
   Other liabilities                            16,056                              17,571
----------------------------------------------------------------------------------------------------------------
Total liabilities                            1,875,991                           1,660,355

Shareholders' equity                           162,689                             154,853
----------------------------------------------------------------------------------------------------------------
Total liabilities and
   shareholders' equity                    $ 2,038,680                         $ 1,815,208
----------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------
Net interest income                                      $    78,533                         $    78,488
----------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------
Net interest spread                                                     3.57%                              3.97%
----------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------
Benefit of interest free funding                                        0.64%                              0.69%
----------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------
Net interest margin                                                     4.21%                              4.66%
----------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------

                                                            1996
----------------------------------------------------------------------------
                                            Average                  Average
(in thousands)                              Balances       Interest   Rate
----------------------------------------------------------------------------
EARNING ASSETS
   Loans, net of unearned (1) (2) (3)      $ 1,215,243   $   119,370  9.82%
   Securities
      U. S. Treasuries and agencies            277,641        17,641  6.35
      State & political subdivisions (3)        57,652         4,568  7.92
      Other securities                          72,610         4,655  6.41
   Federal funds sold                            8,490           483  5.69
   Interest bearing deposits                       896            56  6.25
----------------------------------------------------------------------------
   Total earning assets                    $ 1,632,532   $   146,773  8.99%
   Less:
      ALLOWANCE FOR LOAN LOSSES                (17,637)
----------------------------------------------------------------------------
                                             1,614,895
NON-EARNING ASSETS
   Cash and due from banks                      54,120
   Premises and equipment, net                  46,460
   Other assets                                 46,534
----------------------------------------------------------------------------
Total assets                               $ 1,762,009
----------------------------------------------------------------------------
----------------------------------------------------------------------------

INTEREST BEARING LIABILITIES
   Deposits
      Savings and demand deposits          $   422,158   $    12,722  3.01%
      Time deposits                            861,566        47,854  5.55
   Federal funds purchased and securities
      sold under repurchase agreements          25,363         1,258  4.96
   Other short-term borrowings                      17             1  5.88
   Advances from Federal Home
      Loan Bank                                 90,666         5,356  5.91
   Long-term debt                               22,795         1,901  8.34
----------------------------------------------------------------------------
   Total interest bearing liabilities      $ 1,422,565   $    69,092  4.86%
----------------------------------------------------------------------------

NONINTEREST BEARING LIABILITIES
   Demand deposits                         $   184,071
   Other liabilities                            16,448
----------------------------------------------------------------------------
Total liabilities                            1,623,084

Shareholders' equity                           138,925
----------------------------------------------------------------------------
Total liabilities and
   shareholders' equity                    $ 1,762,009
----------------------------------------------------------------------------
----------------------------------------------------------------------------
Net interest income                                      $    77,681
----------------------------------------------------------------------------
----------------------------------------------------------------------------
Net interest spread                                                   4.13%
----------------------------------------------------------------------------
----------------------------------------------------------------------------
Benefit of interest free funding                                      0.63%
----------------------------------------------------------------------------
----------------------------------------------------------------------------
Net interest margin                                                   4.76%
----------------------------------------------------------------------------
----------------------------------------------------------------------------

(1) Interest includes fees on loans of $3,685, $3,945 and $4,289 in 1998, 1997 and 1996, respectively.
(2) Loan balances include principal balances on nonaccrual loans.
(3) Tax exempt income on securities and loans is reported on a fully taxable equivalent basis using a 35% rate.

NET INTEREST DIFFERENTIAL

       The following table illustrates the approximate effect on net interest differentials of volume and rate changes between 1998 and 1997 and also between 1997 and 1996.

                                                    Total Change   Change Due to              Total Change      Change Due To
                                                    ------------ ------------------           ------------   -------------------
(in thousands)                                       1998/1997    Volume     Rate              1997/1996      Volume      Rate
--------------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME
      Loans                                          $  7,481    $ 11,216  $ (3,734)            $ 11,435     $ 13,119  $ (1,684)
      U. S. Treasury and federal agencies              (1,489)       (641)     (849)              (4,269)      (4,166)     (103)
      Tax exempt state and political subdivisions        (188)        (93)      (96)                (486)        (390)      (96)
      Other securities                                     53         136       (85)              (1,371)      (1,419)       48
      Federal funds sold                                4,118       4,166       (47)                 510          526       (16)
      Interest bearing deposits                           (20)        (12)       (7)                 (28)         (15)      (13)
--------------------------------------------------------------------------------------------------------------------------------
      Total interest income                             9,955      14,772    (4,818)               5,791        7,655    (1,864)

INTEREST EXPENSE
      Savings and demand deposits                       2,812       2,273       539                 (165)        (799)      634
      Time deposits                                     5,587       5,385       203                1,778          743     1,035
      Federal funds purchased and securities
          sold under repurchase agreements                314         362       (48)                 562          499        63
      Other short-term borrowings                           0           0         0                   (2)          (1)       (1)
      Advances from Federal Home Loan Bank                276         402      (126)                 868          930       (62)
      Long-term debt                                      921         884        36                1,943        1,822       121
-------------------------------------------------------------------------------------------------------------------------------
      Total interest expense                            9,910       9,306       604                4,984        3,194     1,790
-------------------------------------------------------------------------------------------------------------------------------

Net interest income                                  $     45    $  5,466  $ (5,422)            $    807     $  4,461  $ (3,654)
-------------------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------------------

       For purposes of the above table, changes which are not solely due to rate or volume are allocated based on a percentage basis, using the absolute values of rate and volume variance as a basis for percentages. Income is stated at a fully taxable equivalent basis, assuming a 35% tax rate.

INVESTMENT PORTFOLIO

       The maturity distribution and weighted average interest rates of securities at December 31, 1998 is as follows:

                                                         Estimated Maturity at December 31, 1998
                                                                                                               Total      Amortized
                                     Within 1 year       1-5 years       5-10 years      After 10 years     Fair Value      Cost
(in thousands)                       Amount  Yield    Amount   Yield   Amount   Yield    Amount  Yield    Amount   Yield    Amount
-----------------------------------------------------------------------------------------------------------------------------------
Available-for-sale
    U. S. Treasury                  $ 22,038  5.53%  $  16,523  5.98%  $      0  0.00%  $      0  0.00%  $ 38,561   5.68%  $ 38,051
    U. S. government agencies
        and corporations              22,984  6.04     146,262  6.18     15,208  5.96        243  9.12    184,698   6.15    183,595
    State and municipal obligations        0  0.00         722  6.74      9,024  6.74      8,030  6.62     17,776   0.00     17,517
    Other securities                   8,411 24.01      33,641  5.98        431  6.51     17,535  7.01     60,017   6.39     59,735
-----------------------------------------------------------------------------------------------------------------------------------
Total                               $ 53,433  8.66%  $ 197,148  6.12%  $ 24,663  6.26%  $ 25,808  6.91%  $301,052   5.77%  $298,898
-----------------------------------------------------------------------------------------------------------------------------------

                                                                                                               Total        Fair
                                     Within 1 year       1-5 years       5-10 years      After 10 years   Amortized Cost    Value
(in thousands)                       Amount  Yield    Amount   Yield   Amount   Yield    Amount  Yield    Amount   Yield    Amount
-----------------------------------------------------------------------------------------------------------------------------------
Held-to-maturity
    U. S. government agencies
        and corporations            $ 15,007  0.00%  $  21,365  4.74%  $    499  4.25%  $      0  0.00%  $ 36,867   2.81%  $ 35,269
    State and municipal obligations    7,174  7.09      18,027  6.91     10,287  8.11      5,907  8.84     41,442   7.52     42,878
    Other securities                     894  5.97       4,151  6.03          0  0.00          0  0.00      5,050   6.02      5,037
-----------------------------------------------------------------------------------------------------------------------------------
Total                               $ 23,075  2.44%  $  43,543  5.76%  $ 10,786  7.93%  $  5,907  8.84%  $ 83,359   5.34%  $ 83,184
-----------------------------------------------------------------------------------------------------------------------------------
Total Securities                    $ 76,508  6.78%  $ 240,691  6.06%    $35,449   6.77%   $ 31,715  7.27%  $384,411   5.68%
-----------------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------------

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

       Excluding those holdings of the investment portfolio in U.S. Treasury securities and other agencies of the U.S. Government, there were no securities of any one issuer which exceeded 10% of the shareholders' equity of the Corporation at December 31, 1998.

SECURITIES

       The book value of securities available-for-sale and securities held-to-maturity as of December 31, 1998 and 1997 are presented in footnote 4.

The book value of securities at December 31, 1996 is presented below:

(in thousands)                                           Available-for-sale        Held-to-maturity
---------------------------------------------------------------------------------------------------
U. S. Treasury and government agencies                      $   49,541                $  23,841
State and political subdivisions                                     -                    50,380
U. S. agency  mortgage-backed pass through certificates         76,440                    48,172
Collateralized mortgage obligations                             66,136                    15,340
Other debt securities                                            2,393                         -
----------------------------------------------------------------------------------------------------
    Total debt securities                                      194,510                   137,733
Equity securities                                               36,423                         -
----------------------------------------------------------------------------------------------------
    Total securities                                        $  230,933                 $ 137,733
----------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------

LOAN PORTFOLIO

                                                                               December 31
----------------------------------------------------------------------------------------------------------------------
(IN THOUSANDS)                                    1998             1997           1996           1995            1994
----------------------------------------------------------------------------------------------------------------------
Commercial:
     Secured by real estate                 $   329,611      $   310,092    $   270,315     $   258,541    $   235,611
     Other                                      279,406          260,808        234,793         192,127        183,533
----------------------------------------------------------------------------------------------------------------------
         Total commercial                       609,017          570,900        505,108         450,668        419,144
----------------------------------------------------------------------------------------------------------------------

Real estate construction                         87,625           85,825         79,069          51,539         45,308
Real estate mortgage                            399,035          407,893        411,067         398,288        290,998
Consumer 400,893                                361,927          310,582        208,662         143,085
Equipment lease financing                         5,816            1,884          3,797           5,911          7,919
----------------------------------------------------------------------------------------------------------------------
         Total loans                        $ 1,502,386      $ 1,428,429    $ 1,309,623     $ 1,115,068    $   906,454
----------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------

Percent of total year-end loans Commercial:
     Secured by real estate                      21.94%          21.71%          20.64%         23.19%          25.99%
     Other                                       18.60           18.26           17.93          17.23           20.25
----------------------------------------------------------------------------------------------------------------------
         Total commercial                        40.54           39.97           38.57          40.42           46.24

Real estate construction                          5.83            6.01            6.04           4.62            5.00
Real estate mortgage                             26.56           28.56           31.39          35.72           32.10
Consumer 26.68                                   25.34           23.72           18.71          15.78
Equipment lease financing                         0.39            0.13            0.29           0.53            0.87
----------------------------------------------------------------------------------------------------------------------
         Total loans                            100.00%         100.00%         100.00%        100.00%         100.00%
----------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------

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

                                                              Maturity at December 31, 1998
--------------------------------------------------------------------------------------------------------------
                                                                   After one
                                                 Within           but within              After
(in thousands)                                  one year          five years           five years        total
--------------------------------------------------------------------------------------------------------------
Commercial, financial and agricultural       $  200,441          $  181,274          $  227,302     $  609,017
Real estate- construction                        39,249              18,817              29,559         87,625
--------------------------------------------------------------------------------------------------------------
                                             $  239,690          $  200,091          $  256,861     $  696,642
--------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------

Rate sensitivity
Predetermined rate                           $   75,248          $   83,457          $   71,437     $  230,142
Adjustable rate                                 164,442             116,634             185,424        466,500
--------------------------------------------------------------------------------------------------------------
                                             $  239,690          $  200,091          $  256,861     $  696,642
--------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------

NONPERFORMING ASSETS

                                                                           December 31
---------------------------------------------------------------------------------------------------------------
(IN THOUSANDS)                                      1998          1997           1996          1995        1994
---------------------------------------------------------------------------------------------------------------
Nonaccrual loans                                 $14,930      $ 12,058       $ 10,156        $9,433     $ 8,829
Restructured loans                                   202           629            630           918           -
90 days or past due and still accruing interest    5,635         8,863          5,800         3,947       3,401
---------------------------------------------------------------------------------------------------------------
     Total nonperforming loans                    20,767        21,550         16,586        14,298      12,230


Foreclosed properties                              1,769         1,949          1,059         1,927       4,320
---------------------------------------------------------------------------------------------------------------
     Total nonperforming assets                  $22,536       $23,499        $17,645       $16,225     $16,550
===============================================================================================================

Nonperforming assets to total loans
   plus foreclosed properties                       1.50%         1.64%         1.35%          1.45%       1.83%
Allowance to nonperforming loans                  125.63         94.97        113.50         112.47      106.12


Nonaccrual, past due and restructured loans

                                                   As a % of                    As a % of    Accruing loans  As a % of
                                     Nonaccrual  loan balances  Restructured  loan balances   past due 90   loan balances
(in thousands)                         loans      by category      loans       by category    days or more   by category   Balances
------------------------------------------------------------------------------------------------------------------------------------
December 31, 1998
Commercial loans-real estate secured  $ 5,294        1.61%        $  202          0.06%          $  680          0.21%    $  329,611
Commercial loans- other                 4,458        1.56              -             -              708          0.25        285,222
Consumer loans- real estate secured     4,771        0.98              -             -            2,077          0.43        486,660
Consumer loans- other                     407        0.10              -             -            2,170          0.54        400,893
------------------------------------------------------------------------------------------------------------------------------------
     Total                            $14,930        0.99%        $  202          0.01%          $5,635          0.38%    $1,502,386
====================================================================================================================================

December 31, 1997
Commercial loans- real estate secured $ 3,881        1.25%        $  629          0.20%          $2,339          0.75%    $  310,092
Commercial loans- other                 6,294        2.40              -             -              878          0.33        262,692
Consumer loans- real estate secured     1,569        0.32              -             -            3,857          0.78        493,718
Consumer loans- other                     314        0.09              -             -            1,789          0.49        361,927
------------------------------------------------------------------------------------------------------------------------------------
     Total                            $12,058        0.84%        $  629          0.04%          $8,863          0.62%    $1,428,429
====================================================================================================================================

       The allowance for loan losses balance is maintained by management at a level considered adequate to cover anticipated losses that are based on past loss experience, general economic conditions, information about specific borrower situations including their financial position and collateral values, and other factors and estimates which are subject to change over time.

       In 1998, gross interest income that would have been recorded on nonaccrual loans had the loans been current in accordance with their original terms amounted to $1.5 million. Interest income actually recorded and included in net income for the period was $0.3 million, leaving $1.2 million of interest income not recognized during the period.

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

Foreign Outstandings

       None

Loan Concentrations

       The Corporation has no concentration of loans exceeding 10% of total loans which is not otherwise disclosed at December 31, 1998.

Other Interest-Bearing Assets

       The Corporation has no other interest-bearing assets that would be required to be disclosed under Item III.C.1 or 2, if such assets were loans, other than $0.3 million held as other real estate owned, included above in foreclosed properties.

ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES


(in thousands)                                         1998          1997         1996         1995         1994
----------------------------------------------------------------------------------------------------------------
Allowance for loan losses, beginning of year      $   20,465   $   18,825    $  16,082     $ 12,978     $ 13,346
   Loans charged off:
     Commercial, secured by real estate                  844          676          378        1,278        1,442
     Commercial, other                                 1,496        1,042        1,136        1,646        3,902
     Real Estate Mortgage                                872          695          880          514          407
     Consumer loans                                   12,603        9,840        4,594        2,594        1,786
----------------------------------------------------------------------------------------------------------------
        Total charge-offs                             15,815       12,253        6,988        6,032        7,537

   Recoveries of loans previously charged off:
     Commercial, secured by real estate                  158          116          174          159           12
     Commercial, other                                   248          454          609          331          395
     Real Estate Mortgage                                 99           94          312           44           66
     Consumer loans                                    3,860        2,653        1,351          740          630
----------------------------------------------------------------------------------------------------------------
        Total recoveries                               4,365        3,317        2,446        1,274        1,103

   Net charge-offs:
     Commercial, secured by real estate                  686          560          204        1,119        1,430
     Commercial, other                                 1,248          588          527        1,315        3,507
     Real Estate Mortgage                                773          601          568          470          341
     Consumer loans                                    8,743        7,187        3,243        1,854        1,156
----------------------------------------------------------------------------------------------------------------
        Total net charge-offs                         11,450        8,936        4,542        4,758        6,434

   Allowance of acquired banks                         1,066            -            -        2,004            -
   Allowance of sold bank                                  -         (578)           -            -            -
   Provisions charged against operations              16,008       11,154        7,285        5,858        6,066
----------------------------------------------------------------------------------------------------------------
Balance, end of year                              $   26,089   $   20,465    $  18,825     $ 16,082     $ 12,978
================================================================================================================

Allocation of allowance, end of year
     Commercial, secured by real estate           $    2,777   $    3,502    $   3,304     $  3,095     $  3,649
     Commercial, other                                 2,354        2,945        2,870        2,300        2,349
     Real Estate Construction                             87          115          152          135           93
     Real Estate Mortgage                                396          546          790        1,044          905
     Consumer                                         10,234        3,575        2,248        1,574        1,291
     Equipment lease financing                            49           21           46           71          108
     UNALLOCATED                                      10,192        9,761        9,414        7,863        4,583
----------------------------------------------------------------------------------------------------------------
Balance, end of year                              $   26,089   $   20,465    $  18,825     $ 16,082     $ 12,978
================================================================================================================

Average loans outstanding, net of
     unearned interest                            $1,468,776   $1,350,471   $1,215,243   $1,021,637     $872,045

Loans outstanding at end of year, net of
     unearned interest                            $1,502,386   $1,428,429   $1,309,623   $1,115,068     $906,454

Net charge-offs to average loan type
     Commercial, secured by real estate                0.22%         0.20%        0.08%        0.39%        0.60%
     Commercial, other                                 0.46%         0.23%        0.24%        0.66%        0.94%
     Real Estate Mortgage                              0.16%         0.12%        0.12%        0.13%        0.13%
     Consumer loans                                    2.25%         2.22%        1.27%        1.02%        0.78%
        Total                                          0.78%         0.66%        0.37%        0.47%        0.74%
Other ratios
     Allowance to net loans, end of year               1.74%         1.43%        1.44%        1.44%        1.43%
     Provision for loan losses to average loans        1.09%         0.83%        0.60%        0.57%        0.70%


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

AVERAGE DEPOSITS AND OTHER BORROWED FUNDS

(in thousands)                                     1998                    1997                1996
---------------------------------------------------------------------------------------------------
DEPOSITS:
    Non-interest bearing deposits            $   215,674             $   186,521         $   184,071
    NOW accounts                                 218,908                 182,688             170,410
    Money market deposits                        105,328                  75,835              94,653
    Savings                                      141,537                 137,839             157,094
    Certificates of deposit > $100,000           272,645                 253,372             265,005
    Certificates of deposit < $100,000
      and other time deposits                    696,708                 621,447             596,560
----------------------------------------------------------------------------------------------------
        Total Deposits                         1,650,800               1,457,702           1,467,793

OTHER BORROWED FUNDS:
    Federal funds purchased
      and securities sold under
      repurchase agreements                       42,180                  35,029              25,363
    Other short-term borrowings                        -                       -                  17
    Advances from Federal Home
      Loan Bank                                  113,559                 106,572              90,666
    Long-term debt                                53,395                  43,782              22,795
----------------------------------------------------------------------------------------------------
        Total Other Borrowed Funds               209,134                 185,383             138,841
----------------------------------------------------------------------------------------------------
      Total Deposits and Other
        Borrowed Funds                       $ 1,859,934             $ 1,643,085         $ 1,606,634
====================================================================================================

Maturities of time deposits of $100,000 or more outstanding at December 31, 1998 are summarized as follows:

                                           Certificates                  Time
(in thousands)                              of deposit                 Deposits            Total
----------------------------------------------------------------------------------------------------
3 months or less                           $     74,564              $      2,076      $      76,640
Over 3 through 6 months                          63,142                     4,002             67,144
Over 6 through 12 months                        100,173                     7,699            107,872
Over 12 through 60 months                        52,123                    10,091             62,214
Over 60 months                                    1,026                         -              1,026
----------------------------------------------------------------------------------------------------
                                           $    291,028              $     23,868      $     314,896
====================================================================================================

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

      The Bank is divided into fifteen operational regions: Pikeville Region, Lexington Region, Whitesburg Region, Mount Sterling Region, Williamsburg Region, Flemingsburg Region, Ashland Region, Versailles Region, Middlesboro Region, Harrodsburg Region, Winchester Region, Richmond Region, Williamson Region, Summersville Region and Hamlin Region.

      The Bank presently has twelve branch offices in the Pikeville Region in addition to its main office. The Bank owns six of these branch banking offices and leases the remaining six branch offices including the in-store branch located in a WalMart superstore.

      The Lexington Region has six branch offices. Four of these branches are in-store branches which are located in Winn Dixie supermarkets and in WalMart. The Bank owns one branch office and leases the other five branch offices.

      The Whitesburg Region currently has five branch offices. The Bank owns three of these branch offices and leases two branch offices, one of which is leased under an obligation accounted for as a capital lease.

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

      The Versailles Region has three branch locations. The Bank owns one of these branch offices and leases two branch offices including the in-store branch located in a WalMart site.

      The Middlesboro Region has four branch locations. Of the four branch offices, three are owned and one is leased by The Bank.

      The Harrodsburg Region has one branch office. The Bank owns the one branch office.

      The Winchester Region has three branch locations. The Bank owns one of the branch locations and leases two branch locations, one of which is the in-store branch located in a WalMart site.

      The Richmond Region has two branch locations. The Bank owns both of the branch locations.

      The Williamson Region has two branch locations. The Bank owns both of the branch locations.

      The Summersville Region has one branch office. The Bank owns the one branch office.

      The Hamlin Region has four branch locations. The Bank owns three branch offices and leases one.

      Community Trust Bank, FSB's (CTBFSB) main office is located in Campbellsville, Kentucky. CTBFSB has a branch office in each of the following locations: Campbellsville, Columbia, Greensburg, Edmonton, Somerset (2), Lebanon and Jamestown, Kentucky. Community Trust Bank, FSB, owns all of its locations with the exception of the Lending Annex located next to the main office, and its supermarket branches located in Somerset and Lebanon. The building which is used by the Community Trust Bank, FSB Somerset Branch contains additional office space which is leased to outside parties.

      Trust Company of Kentucky NA's main office is located in Lexington, Kentucky. The Lexington and Louisville offices are leased from outside parties. Trust Company of Kentucky, NA also has leased offices in The Bank's main office, Middlesboro Region's main office, Ashland Region's main office and Community Trust Bank, FSB's main office.

      See notes 7 and 13 to consolidated financial statements included herein for the year ended December 31, 1998, for additional information relating to commitments and amounts invested in premises and equipment. The Corporation has $300,500 of investments in real property, all in other real estate.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      There were no matters submitted to a vote of security holders, through solicitation of proxies or otherwise, during the fourth quarter of 1998.


                     EXECUTIVE OFFICERS OF THE REGISTRANT

      Set forth below are the executive officers of the Corporation, their positions with the Corporation and the year in which they first became an executive officer or director.

                                    POSITIONS AND             DATE FIRST
                                    OFFICES                   BECAME DIRECTOR           PRESENT
                                    CURRENTLY                 OR EXECUTIVE              PRINCIPAL
NAME AND AGE (1)                    HELD                      OFFICER                   OCCUPATION
----------------                    ----                      -------                   ----------
Burlin Coleman; 69                  Chairman of               1980                      Chairman
                                    Board, President,                                   of Board,
                                    CEO & Director                                      President & CEO

Jean R. Hale; 52                    Executive Vice            1992                      President &
                                    President ,                                         CEO of CTB, NA
                                    Secretary &
                                    Director

Ronald M. Holt; 51                  Executive Vice            1996 (2)                  President and CEO
                                    President                                           of Trust Company
                                                                                        of Kentucky, NA

Mark Gooch; 40                      Executive Vice            1997 (3)                  Executive Vice
                                    President                                           President

John Shropshire; 50                 Executive Vice            1997 (4)                  Executive Vice
                                    President                                           President

William Hickman; 48                 Executive Vice            1998 (5)                  Executive Vice
                                    President                                           President

   (1) The ages listed for the Corporation executive officers are as of February 28, 1999.

   (2) Mr. Holt served as Executive Vice President and Trust Manager of Bank One Kentucky Corporation from 1990 to 1995 at which time he joined the Corporation.

   (3) Mr. Gooch served as President and CEO of First Security Bank and Trust Company, from 1993 to 1997 at which time First Security Bank and Trust Company merged into Community Trust Bank, NA.

   (4) Mr. Shropshire served as President and CEO of Bowling Green Bank & Trust Co. from 1993 to 1995 at which time he became President and CEO of Farmers-Deposit Bank, a subsidiary of the Corporation prior to consolidation on January 1, 1997.

   (5) Mr. Hickman served as legal counsel for the Corporation from 1980 to 1994. From 1994 till he rejoined the Corporation in December 1997 he engaged in the practice of law in Pikeville, Kentucky.

                                     PART II


ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

       The Corporation's common stock is listed on The NASDAQ-Stock Market's National Market under the symbol CTBI. Robinson Salomon Smith Barney, Atlanta, Georgia; Morgan, Keegan and Company, Memphis, Tennessee; J.J.B. Hilliard, W.L. Lyons, Inc., Louisville, Kentucky; Herzog, Heine, Geduld, Inc., New York, New York; J.C. Bradford & Co., Louisville, Kentucky; and Keefe, Bruyette & Woods, Inc., New York, New York are primary market makers.

QUARTERLY FINANCIAL DATA


(in thousands except per share amounts)
Three Months Ended                                                     December 31     September 30    June 30        March 31
-------------------------------------------------------------------------------------------------------------------------------
1998
Net interest income                                                     $  19,905        $  19,312     $ 18,777        $ 18,590
Net interest income, taxable equivalent basis                              20,433           19,809       19,232          19,058
Provision for loan losses                                                   1,290            8,160        4,053           2,505
Noninterest income                                                          4,897            4,716        5,818           4,035
Noninterest expense                                                        16,348           17,457       14,304          14,056
Net income                                                                  4,862              704        4,241           4,164

Per common share:
Basic earnings per share before extraordinary gain                      $    0.48        $    0.07     $   0.42        $   0.41
Basic earnings per share extraordinary gain                                  0.00             0.00         0.00            0.00
Basic earnings per share after extraordinary gain                            0.48             0.07         0.42            0.41
Diluted earnings per share before extraordinary gain                         0.48             0.07         0.42            0.41
Diluted earnings per share extraordinary gain                                0.00             0.00         0.00            0.00
Diluted earnings per share after extraordinary gain                          0.48             0.07         0.42            0.41
Dividends declared                                                           0.21             0.20         0.20            0.20

Common stock price:
High                                                                    $   26.50        $   33.25     $  33.69        $  32.50
Low                                                                         21.25            23.00        29.25           28.50
Last trade                                                                  23.50            26.25        33.25           32.00

Selected ratios:
Return on average assets, annualized                                        0.85%            0.13%        0.90%           0.91%
Return on average common equity, annualized                                11.77%            1.69%       10.52%          10.53%
Net interest margin, annualized                                             3.92%            4.02%        4.42%           4.50%

1997
Net interest income                                                     $  18,608        $  18,768     $ 19,428        $ 19,708
Net interest income, taxable equivalent basis                              19,085           19,246       19,941          20,216
Provision for loan losses                                                   3,636            4,069        1,731           1,718
Noninterest income                                                          4,203            7,054        3,741           3,444
Noninterest expense                                                        15,368           14,899       14,736          14,889
Net income                                                                  2,555            4,412        4,556           7,546

Per common share:
Basic earnings per share before extraordinary gain                      $    0.25        $    0.44     $   0.45        $   0.44
Basic earnings per share extraordinary gain                                  0.00             0.00         0.00            0.31
Basic earnings per share after extraordinary gain                            0.25             0.44         0.45            0.75
Diluted earnings per share before extraordinary gain                         0.25             0.44         0.45            0.44
Diluted earnings per share extraordinary gain                                0.00             0.00         0.00            0.31
Diluted earnings per share after extraordinary gain                          0.25             0.44         0.45            0.75
Dividends declared                                                           0.20             0.18         0.18            0.18





Common stock price:
High                                                                    $   23.64        $   21.59     $  21.59        $  20.00
Low                                                                         18.41            18.86        18.18           16.82
Last trade                                                                  22.27            20.23        19.77           20.00

Selected ratios:
Return on average assets, annualized                                        1.10%            1.09%        1.09%           0.98%
Return on average common equity, annualized                                13.69%           13.92%       13.98%          12.42%
Net interest margin, annualized                                             4.89%            4.73%        4.78%           4.62%

      There were approximately 3,600 holders of outstanding common shares of the Corporation at February 28, 1998.

DIVIDENDS

         The annual dividend was increased from $0.74 per share to $0.81 per share during 1998. The Corporation has adopted a conservative policy of cash dividends with periodic stock dividends. Dividends are typically paid on a quarterly basis. Future dividends are subject to the discretion of the Corporation's Board of Directors, cash needs, general business conditions, dividends from the subsidiaries and applicable governmental regulations and policies. For information concerning restrictions on dividends from subsidiary banks to the Corporation, see Note 18 to the consolidated financial statements included herein for the year ended December 31, 1998.

ITEM 6.  SELECTED FINANCIAL DATA

SELECTED FINANCIAL DATA 1994-1998


(in thousands except per share amounts)
Year Ended December 31                                      1998          1997        1996         1995          1994
-----------------------------------------------------------------------------------------------------------------------
Interest income                                        $   160,570   $   150,588  $  144,447   $   131,026  $   106,560
Interest Expense                                            83,986        74,076      69,092        64,992       47,370
-----------------------------------------------------------------------------------------------------------------------
     Net interest income                                    76,584        76,512      75,355        66,034       59,190
Provision for loan losses                                   16,008        11,154       7,285         5,858        6,066
Noninterest income                                          19,466        18,442      14,439        11,116        9,653
Noninterest Expense                                         62,166        59,892      55,243        55,871       52,287
-----------------------------------------------------------------------------------------------------------------------
     Income before income taxes and extraordinary gain      17,876        23,908      27,266        15,421       10,490
Income taxes                                                 3,907         7,924        8,471        4,608        2,278
     Income before extraordinary gain                       13,969        15,984       18,795       10,813        8,212
Extraordinary gain, net of tax                                   -         3,085           -             -            -
-----------------------------------------------------------------------------------------------------------------------
     Net income                                        $    13,969   $    19,069  $   18,795   $    10,813  $     8,212
=======================================================================================================================

Per common share:
Earnings per share                                     $      1.39   $      1.90  $     1.87   $      1.10  $      0.87
Cash Dividends Declared -                                     0.81          0.74        0.66          0.60         0.57
     As a percentage of net income                           58.27%        46.54%      35.29%        54.55%       65.52%
Book value, end of year                                      16.37         15.70       14.41         13.33        12.34
Market price, end of year                                    23.50         31.13       22.27         17.50        23.86
Market value to book value, end of year                       1.44x         1.98x       1.55x         1.31x        1.93x
Price/earnings ratio, end of year                             16.9x         19.6x       11.9x         15.9x        27.4x
Cash dividend yield, end of year                              3.45%         2.38%       2.96%         3.43%        2.39%

At year end:
Total assets                                           $ 2,248,039   $ 1,852,667  $1,815,660   $ 1,730,170  $ 1,499,434
Long-term debt                                              53,823        53,463      19,136        27,873       24,944
Shareholders' equity                                       164,795       158,019     144,754       133,795      116,636

Averages:
Assets                                                 $ 2,038,680   $ 1,815,208  $1,762,009   $ 1,630,922  $ 1,470,630
Deposits                                                 1,650,800     1,457,701   1,467,794     1,359,947    1,216,544
Earning assets                                           1,871,899     1,684,178   1,632,532     1,508,539    1,365,750
Loans                                                    1,468,776     1,350,471   1,215,243     1,021,637      872,045
Shareholders' equity                                       162,689       154,853     138,925       130,780      116,165

Profitability ratios:
Return on average assets                                      0.69%         1.05%       1.07%         0.66%        0.56%
Return on average common equity                               8.59%        12.31%      13.53%         8.27%        7.07%

Capital ratios:
Equity to assets, end of year                                 7.33%         8.53%       7.97%         7.73%        7.78%
Average equity to average assets                              7.98%         8.65%       7.88%         8.02%        7.90%
Risk-based capital ratios
Leverage ratio                                                6.09%         7.75%       7.05%        6.44%         7.19%
Tier I Capital                                                8.50%         9.97%       9.71%       10.24%        11.08%
Total Capital                                                 9.75%        11.23%      10.96%       11.51%        12.33%

Other significant ratios:
Allowance to net loans, end of year                           1.74%         1.43%       1.44%        1.44%         1.43%
Allowance to nonperforming loans, end of year               130.31%        94.97%     113.50%      119.99%       106.12%
Nonperforming assets to loans and
     foreclosed properties, end of year                       1.33%         1.64%       1.35%        1.37%         1.83%
Net interest margin                                           4.21%         4.66%       4.76%        4.54%         4.51%

Other statistics:
Average common shares outstanding                           10,063        10,059      10,038        9,839         9,445
Number of full-time equivalent employees,
     end of year                                               818           795         792          757           655

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

       Community Trust Bancorp, Inc. ("the Company")reported net earnings of $14.0 million for 1998, compared to $19.1 million for 1997 and $18.8 million for 1996. Earnings for 1997 include an extraordinary gain (net of tax) of $3.1 million received from a settlement with a former software vendor. Earnings per share for 1998 were $1.39 compared to $1.90 per share for 1997 and $1.87 per share for 1996.

       Earnings for 1998 reflected increases in the categories of net interest income and noninterest income, reflecting the Company's growth; noninterest expense likewise increased from the previous year, fueled by the acquisition of twelve new branches and certain special charges taken in September 1998. These charges included $0.9 million primarily for the consolidation of operations and staff reduction costs, $6.0 million for additional loan loss provision; and a $1.3 million writedown of the retained interest from the 1997 securitization of auto loans; net of a $1.5 million income tax accrual reversal. The loan loss addition and retained interest writedown related to continuing problems in the indirect auto financing operation and the decision to restructure the dealer profile and resolve problem loans in a more aggressive manner. The Company's return on average assets for 1998 was 0.69% as compared to 1.05% and 1.07% in 1997 and 1996, respectively, and the return on average equity for 1998 was 08.59% as compared to 12.31% and 13.53% for 1997 and 1996, respectively.

       Total assets as of December 31, 1998 were $2.25 billion, an increase of 21.3% as compared to total assets of $1.85 billion on December 31, 1997. The Company's total assets were impacted by the purchase of assets and the assumption of certain liabilities of seven branches in West Virginia from Banc One Corporation with loans totalling $10.0 million and deposits totalling $216.0 million and five branches from PNC Corporation with loans totalling $50.0 million and deposits totalling $195.0 million. Total loans as of December 31, 1998 were $1.50 billion compared to $1.43 billion as of December 31, 1997, an increase of 5.2%. Total deposits increased 31.1% from $1.47 billion at December 31, 1997 to $1.92 billion at December 31, 1998 primarily as a result of the assumption of liabilities relative to the branch acquisitions discussed above.

       In January 1999 shareholders were notified that they would receive a 10% stock dividend for shares held as of March 15. This stock dividend will be paid in April 1999, in addition to the quarterly cash dividend.

ACQUISITIONS

       After making no acquisitions during the years 1996 and 1997, on June 26, 1998 the Company resumed its strategic policy of diversification through acquisition.

       Community Trust Bancorp, Inc.'s wholly owned subsidiary, Community
Trust Bank of West Virginia, National Association (CTBWV, which was later merged into the Company's lead bank, Community Trust Bank, NA), purchased sixteen Banc One Corporation branches located in West Virginia with approximately $569 million in deposits on June 26, 1998. CTBWV paid a 9.7% premium on these deposits. In concurrent transactions, CTBWV sold three of these branches with deposits totaling $151 million to Premier Financial Bancorp, Inc. of Georgetown, Kentucky receiving a 9.7% premium; four branches with deposits totaling $122 million to Peoples Banking and Trust Company of Marietta, Ohio receiving a 10.7% premium; and two branches with deposits totaling $80 million to United Bankshares of Charles Town, West Virginia receiving an 11.7% premium. The additional 1% premium paid by Peoples Banking and Trust Company and the additional 2% premium paid by United Bankshares was divided evenly between CTBWV and Premier Financial Bancorp, Inc. as part of a prior agreement.

       CTBWV retained seven branches with deposits totaling $216 million. The funds used to capitalize the newly chartered CTBWV were provided from the sale of Trust Preferred Securities that occurred in April 1997 and the sale of an affiliate bank in July 1997. The facilities that were purchased will continue to operate as banking offices. This acquisition will assist in growth of the Company outside of Kentucky and provide a new customer base for generating additional revenues.

       On September 18, 1998 Community Trust Bancorp, Inc. and PNC Bank Corp. announced that their banking subsidiaries, Community Trust Bank, N.A. and PNC Bank, N.A., closed Community Trust Bank's purchase of five branches from PNC with total deposits of approximately $195.0 million. These branches are located in Richmond, Winchester and Harrodsburg, all located in central Kentucky.

RESULTS OF OPERATIONS

1998 Compared to 1997

       Net income for 1998 was $14.0 million compared to $19.1 million for 1997. Basic earnings per share for 1998 were $1.39 compared to $1.90 per share for 1997. Earnings for 1997 include a $3.1 million or $0.31 per share extraordinary gain (net of tax).

       Net interest income for 1998 was relatively flat, increasing 0.1% as compared to 1997, rising from $76.5 million in 1997 to $76.6 million in 1998. Noninterest income increased 5.6% from $18.4 million in 1997 to $19.5 million in 1998 while noninterest expense increased 3.8% from $59.9 million in 1997 to $62.2 million in 1997. (See separate discussions of noninterest income and noninterest expense below.)

       Return on average assets decreased from 1.05% including the extraordinary item in 1997 to 0.69% in 1998, and return on average equity decreased from 12.31% including the extraordinary item in 1997 to 8.59% in 1998.


Net Interest Income

       During the third quarter of 1997 the Company began recording certain loan fees as noninterest revenue which, until then, were classified as interest income. As a result, net interest income for 1998 ended only marginally higher at $76.6 million, up 0.1% from 1997. The Company's net interest margin declined from 4.66% at the end of 1997 to 4.21% at the end of 1998, also a reflection of the change in classification of certain loan-related fee income as well as the effect of the decrease in the loans to deposits ratio from 92.6% at December 31, 1997 to 88.97% on December 31, 1998.

       The Company's average earning assets increased from $1.68 billion in 1997 to $1.87 billion in 1998. Average interest bearing liabilities also increased during the period, from $1.46 billion in 1997 to $1.64 billion in 1998. Average interest bearing liabilities as a percentage of average earning assets remained fairly stable, moving from 86.5% in 1997 to 87.8% in 1998.

       The taxable equivalent yield on average earning assets decreased from 9.06% in 1997 to 8.68% in 1998. The cost of average interest bearing liabilities remained relatively flat changing from 5.09% to 5.11% during the same period. The yield on interest bearing assets has been impacted by the change in the earning asset mix as well as by the decline in market rates. Loans accounted for 80.2% of all earning assets in 1997 while loans accounted for 78.5% of earning assets in 1998. Loans accounted for 66.8% of total assets as of December 31, 1998 compared to 77.1% as of December 31, 1997.

       The Company acquired twelve new branches during 1998 through a purchase of assets and assumption of liabilities, affecting deposit growth and to a lessor degree, loan growth. The two acquisitions resulted in a net cash flow to the Company of approximately $345.0 million. The additional cash flow will be available to fund new loan growth but was temporarily invested in financial assets which are generally lower in yield than traditional loans until such time as the Company uses it to fund new loans.

Provision for loan losses

       The provision for loan losses increased from $11.2 million in 1997 to $16.0 million in 1998. In September,1998, CTBI took a special charge of $7.3 million to clean up problems in the Indirect Loan Portfolio. Six million ($6.0 million) of this charge was booked as additional Provison for Loan Losses. The indirect portfolio has been a continuing problem and this special provision will allow management to expedite the resolution of this issue. The remaining $1.3 million was recorded as a write down of the retained interest in the 1997 securitization of indirect auto loans.

       Charge-offs, net of recoveries, as a percentage of average loans outstanding increased from 0.66 in 1997 to 0.78% in 1998 as gross charge-offs and recoveries both increased for 1998. The allowance for loan losses increased significantly, rising from $20.5 million at December 31, 1997 to $26.1 million at December 31, 1998. The Company does not believe there are currently any trends, events or uncertainties that are reasonably likely to have a material effect on the volume of its non-performing loans.

Noninterest income

       Noninterest income increased 5.4% from $18.4 million in 1997 to $19.4 million in 1998. Service charges on deposit-related products generated $7.9 million for the year, an increase of $1.0 million over the previous year. This was fueled by the acquisition of approximately $411 million in deposits during 1998 and by increasing our collection rates on service charges assessed. Trust income increased from $1.8 million in 1997 to $2.0 million in 1998 as trust assets under management increased during the year. Gains on sale of residential mortgage loans increased from $1.1 million in 1997 to $2.1 million in 1998, due to lower interest rates creating an increase in mortgage loan refinancings. Other noninterest income decreased from $8.6 million in 1997 to $7.5 million in 1997, largely due to the gain of $3.1 million on the sale of the Company's affiliate in West Liberty, which was completed in July 1997. Securities gains and losses were not a significant factor in either 1998 or 1997, as the Company incurred net securities gains of $12,000 in 1998 and $47,000 in 1997.

Noninterest expense

       Noninterest expense increased from $59.9 million in 1997 to $62.2 million in 1998. This increase is primarily the result of additional operating expenses from the 1998 acquistion of the twelve new branches discussed above. Salaries and employee benefits increased from $28.5 million in 1997 to $28.7 million in 1998. Occupancy expense likewise increased from $4.2 million in 1997 to $4.5 million in 1998, while equipment costs were relatively flat at $4.0 million in 1998 and 1997. Data processing costs increased from $3.1 million in 1996 to $3.3 million in 1997 and stationery and printing costs remained at $1.8 million in 1998 and 1997. Taxes other than payroll, property and income, which consists mainly of Kentucky Franchise taxes on the equity and deposits of the affiliate banks, remained stationary at $2.1 million in both 1997 and 1998. Other categories of noninterest expense increased as a result of the $1.3 million write down of the securitization retained interest discussed above.


1997 Compared to 1996

       Net income for 1997 was $19.1 million compared to $18.8 million for 1996. Basic earnings per share for 1997 were $1.90 compared to $1.87 per share for 1996. Earnings for 1997 include a $3.1 million or $0.31 per share extraordinary gain (net of tax).

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


Net Interest Income

       During the third quarter of 1997 the Company began recording certain loan fees as noninterest revenue which, until then, were classified as interest income. As a result, net interest income for 1997 ended marginally higher at $76.5 million, up 1.5% from 1996. The Company's net interest margin declined from 4.76% at the end of 1996 to 4.66% at the end of 1997, also a reflection of the change in classification of certain loan-related fee income.

       The Company's average earning assets increased from $1.63 billion in 1996 to $1.68 billion in 1997. Average interest bearing liabilities also increased during the period, from $1.42 billion in 1996 to $1.46 billion in 1997. Average interest bearing liabilities as a percentage of average earning assets remained fairly stable, moving from 87.1% in 1996 to 86.5% in 1997.

       The taxable equivalent yield on average interest earning assets increased from 8.99% in 1996 to 9.06% in 1997. The cost of average interest bearing liabilities likewise increased from 4.86% to 5.09% during the same period. The yield on interest bearing assets was favorably impacted due to the Company's increase in consumer loans, which traditionally experience higher yields than other loans.

       Loans accounted for 77.1% of total assets as of December 31, 1997 compared to 71.2% as of December 31, 1996. Approximately $80 million of indirect automobile loans were sold in 1997, which affected the Company's ending loan balance for 1997. The servicing rights were retained on these sold loans, and the resulting cash generated from this loan sale was used for the funding of new loans.

       The Company invested in several new branches during 1997, generating new loan and deposit growth. The interest costs associated with opening new branches is generally higher than normal, in order to gain market share. This factor, along with the traditional market pressures from competitors, increased the Company's cost of interest bearing liabilities from $69.1 million in 1996 to $74.1 million in 1997.


Provision for loan losses

       The provision for loan losses increased from $7.3 million in 1996 to $11.2 million in 1997. The majority of this increase was directly related to the Company's investment in indirect consumer loans, which generally experience higher yields and higher charge-offs than other loans. In addition, the provision will increase during the normal course of business as the respective loan portfolio balance increases, in order to maintain the proper percentage of loan loss allowance to total loans.

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

Noninterest income

       Noninterest income increased 27.7% from $14.4 million in 1996 to $18.4 million in 1997. Service charges on deposit-related products generated $6.9 million for the year, an increase of $600 thousand over the previous year. Trust income increased from $1.6 million in 1996 to $1.8 million in 1997 as the trust assets under management increased during the year. Gains on sale of residential mortgage loans decreased from $1.7 million in 1996 to $1.1 million in 1997, due to a lower volume of loan sales. Other noninterest income increased from $7.5 million in 1996 to $8.6 million in 1997, largely due to the reclassification of loan-related fees from interest income, and also due to an operating gain on the sale of the Company's affiliate in West Liberty, which was completed in July 1997. Securities gains and losses were not a significant factor in either 1997 or 1996, as the Company incurred net securities gains of $47,000 in 1997 and $88,000 in 1996.

Noninterest expense

       Noninterest expense increased from $55.2 million in 1996 to $59.9 million in 1997. Salaries and employee benefits increased marginally from $28.2 million in 1996 to $28.5 million in 1997. Occupancy expense likewise increased from $4.0 million in 1996 to $4.2 million in 1997, and equipment costs grew from $3.7 million in 1996 to $4.0 million in 1997. Data processing costs increased from $2.6 million in 1996 to $3.1 million in 1997 and stationery and printing costs marginally increased from $1.7 million in 1996 to $1.8 million in 1997. Taxes other than payroll, property and income, which consists mainly of Kentucky Franchise taxes on the equity of the affiliate banks, remained stationary at $2.1 million in both 1996 and 1997. Other categories of noninterest expense increased as a result of branch expansion and the normal course of business.

DISCLOSURES REGARDING YEAR 2000

       Many companies have undertaken major projects to address "Year 2000" readiness, which relates to the recognition of dates beyond 1999. Many software programs and hardware systems are in a two digit format which will not properly process into the next century. Community Trust Bancorp, Inc. has already taken the steps to be "Year 2000 compliant". Community Trust Bancorp, Inc. realized the importance of Year 2000 readiness early and committed the people and resources to prepare its systems for January 1, 2000 and beyond. Achieving Year 2000 readiness is the company's top technology priority. Early on we formed both a Year 2000 Executive Steering Committee consisting of our top executives and top management, along with a Year 2000 Working Team made up of employees from each key business area. These company leaders have taken responsibility to identify and repair instances where dates may not process correctly within their area of operation and to test for interdependencies with clients, vendors and other corporate units. We have identified and contacted the bank's significant vendors to inquire about their own Year 2000 readiness plans, and are tracking and monitoring their progress. To ensure that all areas are covered, these efforts are coordinated and tracked centrally by the Year 2000 Working Team and reported to the Year 2000
Executive Steering Committee and the Board of Directors on a regular basis.

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

RENOVATION PHASE -(IN-PROCESS) - Strategies were developed for the code enhancements, hardware renovation or replacements, software upgrades and vendor certification, along with other associated changes. This work was prioritized based on the information gathered during our assessment phase. A millennium test site was developed to assure that testing of our hardware and software could occur outside of our working environment before being implemented on our production systems. Plans were made for on-going communications and monitoring of our key vendors, third-party service providers, and software providers throughout our Year 2000 project timeline. The Planned date of completion is March 31, 1999.

VALIDATION PHASE - (IN-PROCESS) - Testing, while inherent in each phase, plays a key role in the success of our entire Year 2000 project. This phase includes testing of all incremental changes to hardware and software components, along with interfaces and connections with other systems. Also, validation from both internal and external users is required. During this phase, monitoring and communications with our service and software vendors will be maintained to assure these vendor efforts are tracked and their progress closely monitored. Our core third party data processor, one of the country's leading suppliers of financial institution data processing services, has already installed Year 2000 upgrades to their data processing systems. We have performed substantial off site testing of this upgrade and have scheduled on-site testing for the first quarter of 1999.

IMPLEMENTATION PHASE - (IN-PROCESS) -Our data processing Systems will be certified as Year 2000 compliant. For any system failing certification, the business effect will be clearly assessed and the organization's Year 2000 contingency plans will be implemented. This phase will also ensure that any new systems or subsequent changes to verified systems are compliant with Year 2000 requirements. We have completed testing and determined that all of our major systems are Year 2000 ready. We have also verified that our systems will recognize that 2000 is a leap year, and continue to work closely with our client and vendor companies to verify that they also are prepared for the century date change. In addition, we have drafted our "Business Resumption Plan" which provides contingency plans for all identified Year 2000 issues.

       The costs associated with the Year 2000 project were $600,000 in 1998 and are estimated to be $886,000 in 1999. Because Community Trust Bancorp, Inc. is utilizing internal staff for the management and implementation of its Year 2000 Compliance program, it does not expect to incur any material costs with outside contractors. Subsequently, it does not anticipate a material increase in operating costs to be incurred.

       The cost of the Year 2000 project and the date by which the Company believes it will be Year 2000 compliant are based upon management's current best estimates, which were derived based upon numerous assumptions of future events, including availability of certain resources, third party modification plans and other factors. Actual results could vary from those anticipated.

LIQUIDITY

       The Company's objectives are to ensure that funds are available at the subsidiary bank and thrift to meet deposit withdrawals and credit demands without unduly penalizing profitability, and to ensure that funding is available for the parent company to meet it's ongoing cash needs while maximizing profitability. The Company continues to identify ways to provide for liquidity on both a current and long-term basis. On a long-term basis, the subsidiary bank and thrift rely mainly on core deposits, certificates of deposit of $100,000 or more, repayment of principal and interest on loans and securities, as well as federal funds sold and purchased. The subsidiary bank and thrift also rely on the sale of securities under repurchase agreements, securities available-for-sale and Federal Home Loan Bank borrowings.

       Deposits increased 31% from $1.47 billion at December 31, 1997 to $1.92 billion at December 31, 1998. This increase was in large part due to the acquisition of approximately $411 million in deposits through the acquisition of seven branches in West Virginia and twelve branches in central Kentucky. Taking advantage of this increase in liquidity, the Company decreased its borrowings of federal funds, Federal Home Loan Bank borrowings, and other short-term borrowings while establishing a federal funds sold position of $135 million.

       Due to the nature of the markets served by the banking regions, management believes that the majority of its certificates of deposit of $100,000 or more are no more volatile than its core deposits. During the periods of low interest rates, these deposit balances remained stable as a percentage of total deposits. In addition, the Company is able to borrow funds with several correspondent banks, to meet the Company's liquidity needs.

       The Company owns $301 million of securities designated as available-for-sale and valued at market which are available to meet liquidity needs on a continuing basis. The Company also relies on Federal Home Loan Bank advances for both liquidity and management of its asset/liability position. Federal Home Loan Bank advances decreased from $101.8 million at December 31, 1997 to $51.4 million at December 31, 1998.

       The Company generally relies upon net inflows of cash from financing activities, supplemented by net inflows of cash from operating activities, to provide cash for its investing activities. As is typical of many financial institutions, significant financing activities include deposit gathering, use of short-term borrowing facilities such as federal funds purchased and securities sold under repurchase agreements, and the issuance of long-term debt. The Company has $12.0 million of a $17.5 million credit line available beyond 1999, in the form of a revolving line of credit (see Note 9- Long-term
Debt). The Company's primary investing activities include purchases of investment securities and loan originations.

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

The Company's static interest rate gap position as of December 31, 1998 is presented below:

INTEREST RATE SENSITIVITY ANALYSIS


December 31, 1998                              0-3           3-12             Total         Over
(in thousands)                               Months         Months           1 Year        1 Year        Total
-----------------------------------------------------------------------------------------------------------------
Interest earning assets
    Securities and deposits                $  109,917     $   25,375    $   135,292     $  308,236     $  443,528
    LOANS                                     627,142        190,493        817,635        744,393      1,562,028
-----------------------------------------------------------------------------------------------------------------

    Total earning assets                   $  737,059     $  215,868    $   952,927     $1,052,629     $2,005,556

Interest bearing liabilities
    NOW, money market and savings
         accounts                          $        -     $  176,908    $   176,908     $  380,212     $  557,119
    Time deposits                             276,247        635,372        911,619        244,784      1,156,403
    Federal funds purchased
         and other short-
         term borrowings                       52,925          1,159         54,084            290         54,374
    Advances from FHLB                            932          2,662          3,594         47,790         51,384
    LONG-TERM DEBT                              5,529            120          5,649         48,174         53,824
-----------------------------------------------------------------------------------------------------------------

    Total interest bearing
         LIABILITIES                       $  335,633     $  816,221    $  1,151,854    $  721,250     $1,873,104
-----------------------------------------------------------------------------------------------------------------

Interest sensitivity gap
    For the period                         $  401,426     $ (600,353)   $  (198,927)    $  331,379     $  132,452
    Cumulative                                401,426       (198,927)      (198,927)       132,452        132,452
    Cumulative as a percent
         of earning assets                     20.02%         (9.92)%        (9.92)%       (9.92)%          6.60%

CAPITAL RESOURCES

       Total shareholders' equity increased from $158.0 million at December 31, 1997 to $164.8 million at December 31, 1998. The primary source of capital of the Company is retained earnings. Cash dividends were $0.81 per share for 1998 and $0.74 per share for 1997.

       Regulatory guidelines require bank holding companies, commercial banks, and savings banks to maintain certain minimum ratios and define companies as "well capitalized" that sufficiently exceed the minimum ratios. The banking regulators may alter minimum capital requirements as a result of revising their internal policies and their ratings of individual institutions. To be "well capitalized" banks and bank holding companies must maintain a Tier 1 leverage ratio of no less than 5.0%, a Tier 1 risk based ratio of no less than 6.0% and a total risk based ratio of no less than 10.0%. The Company's ratios as of December 31, 1998 were 6.09%, 8.50% and 9.75%, respectively. Community Trust Bancorp, Inc. meets the definition of "adequately capitalized" and all banking affiliates met the criteria for "well capitalized" at December 31, 1998.

       As of December 31, 1998, management is not aware of any current recommendations by banking regulatory authorities which, if they were to be implemented, would have, or are reasonably likely to have, a material adverse impact on the Company's liquidity, capital resources, or operations.

IMPACT OF INFLATION AND CHANGING PRICES

       The majority of the Company's assets and liabilities are monetary in nature. Therefore, the Company differs greatly from most commercial and industrial companies that have significant investments in nonmonetary assets, such as fixed assets and inventories. However, inflation does have an important impact on the growth of assets in the banking industry and on the resulting need to increase equity capital at higher than normal rates in order to maintain an appropriate equity to assets ratio. Inflation also affects other expenses, which tend to rise during periods of general inflation.

       Management believes the most significant impact on financial and operating results is the Company's ability to react to changes in interest rates. Management seeks to maintain an essentially balanced position between interest sensitive assets and liabilities in order to protect against the effects of wide interest rate fluctuations.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

       The Company currently does not engage in any derivative or hedging activity. Discussion and analysis of the Company's interest rate sensitivity can be found on page 25.

ITEM 8.  FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

(in thousands except per share amounts)
December 31                                                           1998         1997
-----------------------------------------------------------------------------------------
ASSETS
Cash and balances due from banks                                 $    98,133  $    61,404
Federal funds sold                                                   135,000            -
Securities available-for-sale                                        301,052      165,611
Securities held-to-maturity (fair value of $83,184
     and $115,150, respectively)                                      83,359      115,931
Loans                                                              1,502,386    1,428,429
     Allowance for loan losses                                       (26,089)     (20,465)
------------------------------------------------------------------------------------------
     Net loans                                                     1,476,297    1,407,964

Premises and equipment, net                                           54,796       47,668
Excess of cost over net assets acquired (net of accumulated
     amortization of $9,559 and $6,578, respectively)                 62,497       17,746

Other assets                                                          36,905       36,343
-----------------------------------------------------------------------------------------
         Total Assets                                            $ 2,248,039  $ 1,852,667
=========================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
     Noninterest bearing                                         $   281,302  $   193,353
     Interest bearing                                              1,639,839    1,271,650
-----------------------------------------------------------------------------------------
Total deposits                                                     1,921,141    1,465,003

Federal funds purchased and other short-term borrowings               43,405       57,949
Other liabilities                                                     13,491       16,406
Advances from Federal Home Loan Bank                                  51,384      101,827
Long-term debt                                                        53,823       53,463
-----------------------------------------------------------------------------------------
         Total Liabilities                                         2,083,244    1,694,648

Shareholders' equity:
Preferred stock, 300,000 shares authorized and unissued
     Common stock, $5 par value, shares authorized 25,000,000;
     shares issued and outstanding, 1998 - 10,064,968;
     1997 - 10,062,487                                                50,325       50,312
Capital surplus                                                       28,057       28,067
Retained earnings                                                     84,827       79,026
Accumulated other comprehensive income, net of tax                     1,586          614
-----------------------------------------------------------------------------------------
         Total Shareholders' Equity                                  164,795      158,019
-----------------------------------------------------------------------------------------

         Total Liabilities and Shareholders' Equity              $ 2,248,039  $ 1,852,667
=========================================================================================

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF INCOME


(in thousands except per share amounts)
Year Ended December 31                                               1998          1997       1996
----------------------------------------------------------------------------------------------------
INTEREST INCOME:
Interest and fees on loans                                       $  137,700   $  130,256  $  118,640
Interest and dividends on securities -
     Taxable                                                         15,220       16,770      22,304
     Tax exempt                                                       2,531        2,541       2,964
Other                                                                 5,119        1,021         539
----------------------------------------------------------------------------------------------------
         Total interest income                                      160,570      150,588     144,447

INTEREST EXPENSE:
Interest on deposits                                                 70,589       62,189      60,576
Interest on federal funds purchased and other
     short-term borrowings                                            2,132        1,819       1,259
Interest on advances from Federal Home Loan Bank                      6,500        6,224       5,356
Interest on long-term debt                                            4,765        3,844       1,901
----------------------------------------------------------------------------------------------------
         Total interest expense                                      83,986       74,076      69,092
----------------------------------------------------------------------------------------------------

         Net interest income                                         76,584       76,512      75,355
Provision for loan losses                                            16,008       11,154       7,285
----------------------------------------------------------------------------------------------------
         Net interest income after provision for loan losses         60,576       65,358      68,070

NONINTEREST INCOME:
Service charges on deposit accounts                                   7,875        6,866       6,282
Gains on sale of loans, net                                           2,108        1,108       1,735
Trust income                                                          2,000        1,841       1,592
Securities gains (losses), net                                           12           47          88
Other                                                                 7,471        8,580       4,742
----------------------------------------------------------------------------------------------------
         Total noninterest income                                    19,466       18,442      14,439

NONINTEREST EXPENSE:
Salaries and employee benefits                                       28,749       28,528      28,229
Occupancy, net                                                        4,529        4,204       3,992
Equipment                                                             3,979        4,007       3,734
Data processing                                                       3,251        3,074       2,644
Stationery, printing and office supplies                              1,790        1,765       1,656
Taxes other than payroll, property and income                         2,137        2,116       2,084
FDIC insurance                                                          282          254         113
Other                                                                17,449       15,944      12,791
----------------------------------------------------------------------------------------------------
         Total noninterest expense                                   62,166       59,892      55,243
----------------------------------------------------------------------------------------------------

         Income before income taxes and extraordinary gain           17,876       23,908      27,266
Income taxes                                                          3,907        7,924       8,471
----------------------------------------------------------------------------------------------------
         Income before extraordinary gain                            13,969       15,984      18,795
Extraordinary gain, net of tax                                            -        3,085           -
----------------------------------------------------------------------------------------------------
         Net income                                              $   13,969   $   19,069   $  18,795
====================================================================================================

Basic earnings per share before extraordinary gain               $     1.39   $     1.59   $    1.87
Basic earnings per share extraordinary gain                            0.00         0.31        0.00
Basic earnings per share after extraordinary gain                      1.39         1.90        1.87
Diluted earnings per share before extraordinary gain                   1.38         1.58        1.87
Diluted earnings per share extraordinary gain                          0.00         0.30        0.00
Diluted earnings per share after extraordinary gain                    1.38         1.88        1.87
====================================================================================================

Average shares outstanding                                           10,063       10,059      10,038
====================================================================================================

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                                                                                       Accumulated
                                                                                                          Other
                                                                                                      Comprehensive
                                                       Common          Capital        Retained           Income,
(in thousands except per share amounts)                 Stock          Surplus        Earnings         Net of Tax          Total
--------------------------------------------------------------------------------------------------------------------------------
Balance, January 1, 1996                             $ 45,622        $ 27,883        $  59,934           $   356      $  133,795

Cash dividends declared
     ($.74 per share)                                                                   (6,753)                           (6,753)
Issuance of 4,950 shares
     common stock                                          22              32                                                 54
Net income for 1996                                                                     18,795                            18,795
Other comprehensive income,
     net of tax:
     Net change in unrealized
         appreciation/(depreciation)
         on securities available-for-
         sale, net of tax of $739                                                                         (1,137)         (1,137)
---------------------------------------------------------------------------------------------------------------------------------
Comprehensive income                                                                                                      17,658
--------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1996                             45,644          27,915           71,976              (781)        144,754

Cash dividends declared
     ($.74 per share)                                                                   (7,446)                           (7,446)
Issuance of 19,788 shares
     common stock                                          99             152                                                251
To record stock split of 10%
     common stock                                       4,569                           (4,573)                               (4)
Net income for 1997                                                                     19,069                            19,069
Other comprehensive income,
     net of tax:
     Net change in unrealized
         appreciation/(depreciation)
         on securities available-for-sale,
         net of tax of $906                                                                                1,395           1,395
--------------------------------------------------------------------------------------------------------------------------------
Comprehensive income                                                                                                      20,464
--------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1997                             50,312          28,067           79,026               614         158,019

Cash dividends declared
     ($.81 per share)                                                                   (8,168)                           (8,168)
Issuance of 5,228 shares
     common stock                                          26              73                                                 99
Purchase of stock                                         (13)            (83)                                               (96)
Net income for 1998                                                                     13,969                            13,969
Other comprehensive income,
     net of tax:
     Net change in unrealized
         appreciation/(depreciation)
         on securities available-for-sale,
         NET OF TAX OF $632                                                                                  972             972
--------------------------------------------------------------------------------------------------------------------------------
Comprehensive income                                                                                                      14,941
--------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1998                          $  50,325         $28,057         $ 84,827           $ 1,586      $  164,795
================================================================================================================================

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS


Year Ended December 31 (in thousands)                                                  1998               1997               1996
------------------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
Net income                                                                          $  13,969          $  19,069          $  18,795
Adjustments to reconcile net income to net cash
  (used in) provided by operating activities:
     Depreciation and amortization                                                      5,747              4,777              4,877
     Provision for loan and other real estate losses                                   16,123             11,179              7,364
     Securities (gains) losses, net                                                       (12)              (119)               (88)
     Gains on sale of loans, net                                                       (2,108)            (1,108)            (1,735)
     Net amortization of securities premiums                                              381                364                548
     Changes in:
       Other assets                                                                     1,818             (8,371)               674
       Other liabilities                                                               (5,817)               843             (1,837)
       Loans held for sale                                                               (531)            78,671            (68,641)
------------------------------------------------------------------------------------------------------------------------------------
         Net cash (used in) provided by
           operating activities                                                        29,570            105,305            (40,043)

Cash flows from investing activities:
Proceeds from:
     Sale of securities available-for-sale                                              2,426             44,913              7,561
     Maturity of securities available-for-sale                                         59,078             44,742             87,419
     Maturity of securities held-to-maturity                                            8,673             16,125             13,930
     Principal payments of mortgage-backed securities                                  23,780              6,508              3,433
Purchase of:
     Securities available-for-sale                                                   (195,322)           (23,688)           (47,224)
     Securities held-to-maturity                                                         --                 --               (4,669)
     Mortgage-backed securities                                                          --               (1,000)              --
Net increase in loans                                                                 (18,194)          (205,957)          (130,074)
Net increase in premises and equipment                                                 (6,050)            (5,128)            (3,130)
------------------------------------------------------------------------------------------------------------------------------------
                  Net cash used in investing activities                              (125,609)          (123,485)           (72,754)

Cash flows from financing activities:
Net change in deposits                                                                 46,799            (15,819)            13,379
Net change in federal funds purchased and
     other short-term borrowings                                                      (17,492)            13,364             24,202
Advances from Federal Home Loan Bank                                                   31,000            120,012             61,364
Repayments of advances from Federal Home Loan Bank                                    (81,443)          (129,154)           (14,024)
Proceeds from long-term debt                                                            5,500             34,500              1,000
Payments on long-term debt                                                             (5,140)              (173)            (9,737)
Issuance and repurchase of common stock, net                                                3                247                 54
Dividends paid                                                                         (8,118)            (7,277)            (6,569)
------------------------------------------------------------------------------------------------------------------------------------
        Net cash (used in) provided by financing activities                           (28,891)            15,700             69,669

Net (decrease) increase in cash and cash equivalents                                 (124,930)            (2,480)           (43,128)
Cash and cash equivalents at beginning of year                                         61,404             63,884            107,012
Cash and cash equivalents of acquired banks                                           296,659               --                 --
------------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                                            $ 233,133          $  61,404          $  63,884
====================================================================================================================================

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

         NATURE OF OPERATIONS - Substantially all assets, liabilities, revenues, and expenses are related to banking operations, including lending, investing of funds and obtaining of deposits and other financing. All of the Corporation's business offices and the majority of its business are located in eastern and central Kentucky and central and western West Virginia.

         CASH AND CASH EQUIVALENTS - Cash and cash equivalents include cash on hand, amounts due from banks, interest-bearing deposits in other financial institutions and federal funds sold. Generally, federal funds are sold for one day periods. Cash flows are reported net for customer loan transactions, deposit transactions, and other short-term borrowings.

         SECURITIES - Management determines the classification of securities at purchase. The Corporation classifies securities into held-to-maturity or available-for-sale categories. Held-to-maturity securities are those which the Corporation has the positive intent and ability to hold to maturity, and are reported at amortized cost. Available-for-sale securities are those the Corporation may decide to sell if needed for liquidity, asset-liability management or other reasons. Available-for-sale securities are reported at fair value, with unrealized gains and losses included as a separate component of shareholders' equity, net of tax. If declines in fair value are not temporary, the carrying value of the securities is written down to fair value as a realized loss.

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

         The provision for loan losses charged to operating expenses is an amount sufficient to maintain the allowance for loan losses at an adequate level to absorb inherent losses in the loan portfolio based on management's best estimate, using such considerations as the current condition and volume of the loan portfolio, economic conditions within the service area, review of specific problem loans, and any other known factors influencing loan collectibility.

         PREMISES AND EQUIPMENT - Premises and equipment are stated at cost less accumulated depreciation and amortization. Capital leases are included in premises and equipment, at the capitalized amount less accumulated amortization.

         Depreciation and amortization are computed primarily using the straight line method. Estimated useful lives range up to 40 years for buildings, 2 to 10 years for furniture and equipment, and up to the lease term for leasehold improvements. Capitalized leased assets are amortized on a straight line basis over the lives of the respective leases.

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

         EARNINGS PER SHARE - The Company adopted the Financial Accounting Standards Board Statement No. 128, EARNINGS PER SHARE, effective December 31, 1997. Statement 128 replaces the previous calculations of "primary" and "fully diluted" earnings per share (EPS) with "basic" and "diluted" EPS, respectively.

         Basic EPS is calculated by dividing net income available to common shareholders by the weighted-average number of common shares outstanding. The most significant change from the former method is that the effect of stock options is no longer included in the calculation of basic EPS.

         Diluted EPS adjusts of number of weighted-average shares of common stock outstanding under the treasury stock method, which includes the dilutive effect of stock options. The most significant change is that the treasury stock method is now applied using the AVERAGE MARKET PRICE for the period rather than the higher of the average market price or the ending market price.

         The Company has restated all prior period EPS calculations to conform with Statement 128. (See Note 21 - Earnings Per Share.)

         COMPREHENSIVE INCOME - The Company adopted the Financial Accounting Standards Board Statement No. 130, REPORTING COMPREHENSIVE INCOME, effective December 31, 1998. Under a new accounting standard, comprehensive income is now reported for all periods. Comprehensive income includes both net income and other comprehensive income. Other comprehensive includes the change in unrealized gains and losses on securities available-for-sale. Available-for-sale securities are reported at fair value, with unrealized gains and losses included as a separate component of accumulated other comprehensive income.

         SEGMENT INFORMATION - The Company adopted the Financial Accounting Standards Board Statement No. 131, OPERATING SEGMENT DATA, effective December 31, 1998. This new accounting standard requires the segmentation of the Company's financial reporting as it is reported internally by management. The Company currently does not segment its financial statements for internal purposes as it is deemed to currently operate within the same economic and regulatory environment.

         RECLASSIFICATION - Certain reclassifications have been made in the prior year financial statements to conform to current classifications.

2.  BUSINESS COMBINATIONS

         On June 26, 1998 the Corporation chartered a new national association to operate as a national bank in the state of West Virginia. This new wholly owned subsidiary, Community Trust Bank of West Virginia, National Association (CTBWV), purchased sixteen Banc One Corporation branches located in West Virginia with approximately $569 million in deposits. CTBWV paid a 9.7% premium on these deposits. In concurrent transactions, CTBWV sold three of these branches with deposits totaling $151 million to Premier Financial Bancorp, Inc. of Georgetown, Kentucky receiving a 9.7% premium; four branches with deposits totaling $122 million to Peoples Banking and Trust Company of Marietta, Ohio receiving a 10.7% premium; and two branches with deposits totaling $80 million to United Bankshares of Charles Town, West Virginia receiving 11.7% premium. The additional 1% premium paid by Peoples Banking and Trust Company and the additional 2% premium paid by United Bankshares was divided evenly between CTBWV and Premier Financial Bancorp, Inc. as part of a prior agreement.

         CTBWV retained seven branches with deposits totaling $216 million. The funds used to capitalize the newly chartered CTBWV were provided from the sale of Trust Preferred Securities that occurred in April 1997 and the sale of an affiliate bank in July 1997. The facilities that were purchased will continue to operate as banking offices. This acquisition will assist in growth of the Company outside of Kentucky and provide a new customer base for generating additional revenues.

         On September 18, 1998 Community Trust Bank, NA purchased five branches from PNC Bank, NA with total deposits of $195 million. These branches are located in Richmond, Winchester and Harrodsburg, Kentucky.

         On December 31, 1998 Community Trust Bank of West Virginia, NA merged into Community Trust Bank, NA. This merger will allow the Corporation to become operationally more efficient.

3. CASH AND DUE FROM BANKS

       Included in cash and due from banks are noninterest bearing deposits that are held at the Federal Reserve or maintained in vault cash in accordance with regulatory reserve requirements. The balance requirement was $39.1 million at December 31, 1998, and $24.1 million at December 31, 1997. Cash paid during the years ended 1998, 1997 and 1996 for interest was $83.6 million, $73.6 million and $68.2 million, respectively. Cash paid during the same periods for income taxes was $3.4 million, $11.6 million and $8.1 million, respectively.

4. SECURITIES

       Amortized cost and fair value of securities at December 31, 1998 are as follows:

                                                                 Gross        Gross
Available-for-sale                                  Amortized  Unrealized   Unrealized      Fair
(in thousands)                                        Cost       Gains        Losses        Value
--------------------------------------------------------------------------------------------------
U.S. Treasury and government agencies              $  87,597   $     885    $      (7)   $  88,475
States and political subdivisions                     17,518         274          (16)      17,776
U.S. agency mortgage-backed pass through certificat  134,030         948         (194)     134,784
Collateralized mortgage obligations                   37,140         183          (44)      37,279
Other debt securities                                  2,156        --             (6)       2,150
--------------------------------------------------------------------------------------------------
    Total debt securities                            278,441       2,290         (267)     280,464
MArketable equity securities                          20,457         131            0       20,588
--------------------------------------------------------------------------------------------------
                                                   $ 298,898   $   2,421    $    (267)   $ 301,052
==================================================================================================

                                                                     Gross       Gross
Held-to-maturity                                        Amortized  Unrealized  Unrealized     Fair
(in thousands)                                            Cost       Gains       Losses       Value
---------------------------------------------------------------------------------------------------
U.S. Treasury and government agencies                   $ 12,984   $     21    $ (1,639)   $ 11,366
States and political subdivisions                         41,442      1,436        --        42,878
U.S. agency mortgage-backed pass through certificates     23,883         42         (22)     23,903
COLLATERALIZED MORTGAGE OBLIGATIONS                        5,050       --           (13)      5,037
---------------------------------------------------------------------------------------------------
                                                        $ 83,359   $  1,499    $ (1,674)   $ 83,184
===================================================================================================

       Amortized cost and fair value of securities at December 31, 1997 are as follows:

                                                                              Gross        Gross
Available-for-sale                                             Amortized    Unrealized   Unrealized     Fair
(in thousands)                                                    Cost        Gains        Losses       Value
---------------------------------------------------------------------------------------------------------------
U.S. Treasury and government agencies                           $  35,275   $     413    $    (125)   $  35,563
States and political subdivisions                                   5,055         144           (2)       5,197
U. S. agency mortgage-backed pass through certificates 85,743         716        (274)      86,185
Collateralized mortgage obligations                                17,725          33          (87)      17,671
OTHER DEBT SECURITIES                                               2,196        --            (28)       2,168
---------------------------------------------------------------------------------------------------------------
    Total debt securities                                         145,994       1,306         (516)     146,784
Marketable equity securities                                       18,711         116         --         18,827
---------------------------------------------------------------------------------------------------------------
                                                                $ 164,705   $   1,422    $    (516)   $ 165,611
===============================================================================================================

                                                                      Gross        Gross
Held-to-maturity                                        Amortized   Unrealized   Unrealized     Fair
(in thousands)                                             Cost       Gains        Losses       Value
-------------------------------------------------------------------------------------------------------
U.S. Treasury and government agencies                   $  19,962   $      25    $  (1,917)   $  18,070
States and political subdivisions                          46,296       1,245           (4)      47,537
U.S. agency mortgage-backed pass through certificates      42,316         138         (175)      42,279
Collateralized mortgage obligations                         7,357        --            (93)       7,264
-------------------------------------------------------------------------------------------------------
                                                        $ 115,931   $   1,408    $  (2,189)   $ 115,150
=======================================================================================================

       The amortized cost and fair value of securities at December 31, 1998, by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                        Available-for-sale                  Held-to-maturity
------------------------------------------------------------------------------------------------------------------
                                                    Amortized           Fair            Amortized          Fair
(in thousands)                                        Cost              Value             Cost             Value
------------------------------------------------------------------------------------------------------------------
Due in one year or less                              $ 36,996         $  37,065          $ 7,222         $   7,291
Due after one through five years                       51,303            52,132           30,512            29,392
Due after five through ten years                        8,835             9,024           10,785            11,242
Due after ten years                                     7,981             8,030            5,907             6,319
Mortgage-backed pass through certificates
    and collateralized mortgage obligations           171,170           172,063           28,933            28,940
OTHER SECURITIES                                        2,156             2,150                -                 -
------------------------------------------------------------------------------------------------------------------
                                                      278,441           280,464           83,359            83,184
Marketable equity securities                           20,457            20,588                -                 -
------------------------------------------------------------------------------------------------------------------
                                                     $298,898         $ 301,052          $83,359         $  83,184
==================================================================================================================


       Gross gains of $12 thousand were realized on sales and calls in 1998 and gross gains of $552 thousand and gross losses of $504 thousand were realized on sales and calls in 1997.

       Securities in the amount of $184 million and $174 million at December 31, 1998 and 1997, respectively, were pledged to secure public deposits, trust funds, securities sold under repurchase agreements, and advances from the Federal Home Loan Bank.

5. LOANS

       Major classifications of loans, net of unearned income, are summarized as follows:


December 31 (in thousands)                       1998               1997
---------------------------------------------------------------------------
Commercial, secured by real estate         $    329,611       $    310,092
Commercial, other                               279,406            260,808
Real estate - commercial construction            74,023             76,131
Real estate - residential construction           13,602              9,694
Real estate - consumer mortgage                 399,035            407,893
Consumer                                        400,893            361,927
Equipment lease financing                         5,816              1,884
--------------------------------------------------------------------------
                                           $  1,502,386       $  1,428,429
==========================================================================

       Included in loan balances are loans held for sale in the amount of $3.6 million and $0.9 million at December 31, 1998 and December 31, 1997, respectively. The amount of loans on a non-accruing income status was $14.9 million and $12.1 million at December 31, 1998 and 1997, respectively. Additional interest which would have been recorded during 1998, 1997 and 1996 if such loans had been accruing interest was approximately $1.5 million, $1.3 million, and $0.8 million, respectively.

       In the ordinary course of business, the Corporation's banking subsidiaries have made loans at prevailing interest rates and terms to directors and executive officers of the Corporation or its banking subsidiaries, including their associates (as defined by the Securities and Exchange Commission). Management believes such loans were made on substantially the same terms, including interest rate and collateral, as those prevailing at the same time for comparable transactions with other persons. The aggregate amount such loans at January 1, 1998 was $ 21.8 million. During 1998, activity with respect to these loans included new loans of $6.1 million, repayments of $1.6 million, and a net increase of $6.2 million due to changes in the status of executive officers and directors. As a result of these activities, the aggregate balance of these loans was $32.5 million at December 31, 1998.

       At December 31, 1998 and 1997, the recorded investment in impaired loans was $13.1 million and $11 million, respectively. Included in these amounts at December 31, 1998 and December 31, 1997, respectively are $2.4 million and $2.4 million of impaired loans for which specific reserves for loan losses are carried in the amounts of $1.9 million and $1.6 million. The average investment in impaired loans for 1998 and 1997 was $13.1 million and $11 million, respectively while interest income of $294 thousand and $258 thousand was recognized on cash payments of $294 thousand and $258 thousand.

6. ALLOWANCE FOR LOSSES

       Activity in the allowance for loan losses is as follows:


(in thousands)                                   1998                1997                1996
----------------------------------------------------------------------------------------------
Balance, beginning of year                   $   20,465          $   18,825          $  16,082
Balances of acquired banks                        1,066                   -                  -
Provisions charged to operations                 16,008              11,154              7,285
Recoveries                                        4,365               3,317              2,446
Charge-offs                                     (15,815)            (12,253)            (6,988)
Allowance of sold bank                                -                (578)                 -
----------------------------------------------------------------------------------------------
Balance, end of year                         $   26,089          $   20,465          $  18,825
==============================================================================================

       Activity in the allowance for other real estate losses is as follows:



(in thousands)                                   1998                1997                1996
----------------------------------------------------------------------------------------------
Balance, beginning of year                   $      638          $      617          $     624
Provisions charged to operations                    115                  78                 79
Charge-offs                                        (130)                (19)               (86)
ALLOWANCE OF SOLD BANK                                -                 (38)                 -
----------------------------------------------------------------------------------------------
Balance, end of year                         $      623          $      638          $     617
==============================================================================================


       Other real estate owned by the Corporation, net of reserves, at December 31, 1998 and 1997 was $2.5 million and $2.7 million, respectively.

7. PREMISES AND EQUIPMENT

     Premises and equipment are summarized as follows:


December 31 (in thousands)                       1998                1997
--------------------------------------------------------------------------
Land and buildings                           $   53,877          $  46,558
Leasehold improvements                            5,007              4,224
Furniture, fixtures and equipment                31,382             26,662
Construction in progress                            619              2,416
--------------------------------------------------------------------------
                                             $   90,885          $  79,860
Less accumulated depreciation and
    Amortization                                (36,089)           (32,192)
--------------------------------------------------------------------------
                                             $   54,796          $  47,668
==========================================================================

     Depreciation and amortization of premises and equipment for 1998, 1997 and 1996 was $3.9 million, $3.8 million, and $3.7 million, respectively.

8. DEPOSITS

     Interest expense on deposits is categorized as follows:


(in thousands)                                   1998                1997                1996
----------------------------------------------------------------------------------------------
Savings, NOW and money market accounts         $ 15,369            $ 12,557           $ 12,721
Certificates of deposit of $100 thousand
    or more                                      16,011              14,726             15,531
Other time deposits                              39,209              34,906             32,324
----------------------------------------------------------------------------------------------
                                               $ 70,589            $ 62,189           $ 60,576
==============================================================================================

     Time certificates of deposit outstanding in denominations of $100 thousand or more were $291 million and $253 million at December 31, 1998 and 1997, respectively.

9. LONG-TERM DEBT

         Long-term debt is categorized as follows:


December 31 (in thousands)                                               1998      1997
-----------------------------------------------------------------------------------------
Parent Company:

Six Year Senior Notes, 7.375% interest                                  $  --     $ 5,000

Ten Year Senior Notes, 8.25% interest, due January 1, 2003               12,230    12,230

Trust Preferred Securities                                               34,500    34,500

Revolving bank note, interest at prime minus 50 basis points, maximum borrowing of $17,500,000, expires
    December 31, 2000                                                     5,500      --

Subsidiaries:
Other                                                                     1,593     1,733
-----------------------------------------------------------------------------------------
                                                                        $53,823   $53,463
=========================================================================================

       The Ten Year Senior Notes are redeemable, in whole or in part, at the option of the Corporation at any time on or after January 1, 1999, at a price beginning at 102% of par and decreasing annually until scheduled final maturity.

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

10. ADVANCES FROM FEDERAL HOME LOAN BANK

       The advances from the Federal Home Loan Bank are due for repayment as follows:


December 31 (in thousands)                      1998                1997
---------------------------------------------------------------------------
Due in one year or less                      $    3,505          $  31,443
Due in one to five years                         44,806             64,892
Due in five to ten years                          2,419              4,668
Due after ten years                                 654                824
--------------------------------------------------------------------------
                                             $   51,384          $ 101,827
==========================================================================

       These advances generally require monthly principal payments and are collateralized by Federal Home Loan Bank stock of $14.1 million and $77.1 million of certain first mortgage loans as of December 31, 1998. Fixed rates advances total $20 million and have interest rates ranging from 1.00% to 7.05%. Variable rate advances total $31 million with rates immediately adjustable based on LIBOR.

11. FEDERAL INCOME TAXES

       The components of the provision for income taxes, exclusive of tax effects of unrealized securities gains, are as follows:


(in thousands)              1998                1997                1996
-------------------------------------------------------------------------
Currently payable         $  5,327            $ 9,079             $ 8,027
Deferred                    (1,420)            (1,155)                444
-------------------------------------------------------------------------
                          $  3,907            $ 7,924             $ 8,471
=========================================================================

       The components of the net deferred tax asset as of December 31 are as follows:


(in thousands)                                             1998          1997
-------------------------------------------------------------------------------
Deferred Tax Assets
    Allowance for loan losses                            $  9,131      $  7,163
    Allowance for other real estate losses                   --             117
    Accrued expenses                                          240           148
    Deferred compensation                                     212           212
    OTHER                                                     599           583
-------------------------------------------------------------------------------
             Total deferred tax assets                   $ 10,182      $  8,223

Deferred Tax Liabilities
    Depreciation                                         $ (3,692)     $ (3,556)
    FHLB stock dividends                                   (1,543)       (1,226)
    Other                                                    (439)         (353)
-------------------------------------------------------------------------------
             Total deferred tax liabilities              $ (5,674)     $ (5,135)

-------------------------------------------------------------------------------
             Net deferred tax asset                      $  4,508      $  3,088
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

     A reconciliation between federal income tax at the statutory rate and income tax expense is as follows:


(in thousands)                             1998           1997           1996
-------------------------------------------------------------------------------
Tax at statutory rate                     $ 6,256        $ 8,367        $ 9,543
Tax-exempt interest                        (1,270)        (1,061)        (1,295)
Other, net                                 (1,079)           618            223
-------------------------------------------------------------------------------
                                          $ 3,907        $ 7,924        $ 8,471
===============================================================================

     In 1998, OTHER, NET includes the reversal of $1,500 in tax accruals after substantial issues related to an examination of prior years were settled.


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

       The Corporation currently contributes 4% of covered employees gross wages to the employee stock ownership plan (ESOP) portion of the plan. The ESOP uses the contribution to acquire shares of the Corporation's common stock. The ESOP portion of the KSOP plan owned 220,589 shares of Corporation stock at December 31, 1998. The 401(k) portion of the KSOP plan owned 399,559 shares of Corporation stock at December 31, 1998. Substantially all shares owned by the KSOP were allocated to employees' accounts at December 31, 1998. The market price of the shares at the date of allocation is essentially the same as the market price at the date of purchase.

       The total retirement plan expense, including KSOP expense above, for 1998, 1997 and 1996 was $1.4 million, $1.3 million, and $1.2 million, respectively.

       The Corporation currently maintains two incentive stock option plans covering key employees; however, only one plan is active. The new plan was approved by the Board of Directors and the Shareholders in 1998. The new plan has 650,000 shares authorized, 639,000 of which were available at December 31, 1998 for future grants. All options granted have a maximum term of ten years. Options granted as management retention options vest after five years, all other options vest ratably over four years.

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

     The Corporation's stock option activity for the new plan ended December 31, 1998 is summarized as follows:

                                                             December 31, 1998
-------------------------------------------------------------------------------------
                                                                     Weighted-Average
                                                        Options       Exercise Price
-------------------------------------------------------------------------------------
Outstanding at beginning of period                           -            $   -
Granted                                                 11,000              30.70
Exercised                                                    -                -
Forfeited/Expired                                            -                -
-------------------------------------------------------------------------------------
Outstanding at end of period                            11,000            $ 30.70
=====================================================================================

Exercisable at end of period                                 -            $   -


         The old stock option plan doesn't have any options available for grant. The maximum term is ten years. Options granted as management retention options vest after five years, all other options vest ratably over four years.

         The Corporation's stock option activity for the old plan and related information for both plans for the period ended December 31, 1998 and December 31, 1997 is summarized as follows:

                                           December 31,1998                    December 31, 1997
---------------------------------------------------------------------------------------------------------
                                                    Weighted-Average                     Weighted-Average
                                       Options       Exercise Price          Options      Exercise Price
---------------------------------------------------------------------------------------------------------
Outstanding at beginning of period    285,768             $20.66            255,333           $18.48
Granted                                 3,000              31.13            140,085            23.24
Exercised                              (3,269)             20.46            (23,032)           13.18
Forfeited/Expired                     (57,279)             22.15            (86,618)           20.39
---------------------------------------------------------------------------------------------------------
Outstanding at end of period          228,220             $20.43            285,768           $20.66
=========================================================================================================

Exercisable at end of period           47,552             $17.48             37,918           $16.33


       The weighted-average fair value of options granted during the years 1997 and 1998 was $5.26 and $8.22 per share, respectively. Exercise prices for options outstanding as of December 31, 1998 ranged from $9.70 to $31.36. The weighted-average remaining contractual life of these options is 8.0 years.

       The fair value of the options presented above was estimated at the date of the grant using a Black-Scholes option pricing model with the following weighted average assumptions for 1998 and 1997, respectively: risk-free interest rates of 5.00% and 5.50%; dividend yields of 3.45% and 2.70%; volatility factors of the expected market price of the Corporation's common stock of .310 and .209 and a weighted average expected option life of 6.0 years. Because the effect of applying Statement 123's fair value method to the Corporation's stock options results in net income and earnings per share amounts that are not materially different from those reported in the consolidated statements of income, pro forma information has not been provided.

13. OPERATING LEASES

       Certain premises and equipment are leased under operating leases. Minimum rental payments are as follows:


    (in thousands)
-------------------------------------------------------------
     1999                                         $ 1,309
     2000                                           1,140
     2001                                             996
     2002                                             788
     2003                                             279
     THEREAFTER                                     3,392
-------------------------------------------------------------
                                                  $ 7,904
=============================================================

       Rental expense under operating leases was $1.0 million, $0.9 million, and $0.8 million in 1998, 1997 and 1996, respectively.

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

       Other Financial Instruments - The estimated fair value for other financial instruments and off-balance sheet loan commitments approximates cost at December 31, 1998 and 1997 and is not considered significant.

                                                 1998                        1997
                                                       Estimated                   Estimated
                                        Carrying         Fair        Carrying        Fair
December 31 (in thousands)               Amount          Value        Amount         Value
---------------------------------------------------------------------------------------------
Financial assets:
    Cash and cash equivalents         $   233,133    $   233,133   $    61,404    $    61,404
    Securities                            384,411        384,236       281,542        280,761
    Loans                               1,502,386      1,521,170     1,428,429      1,452,692
    Less: allowance for loan losses       (26,089)          --         (20,465)          --
---------------------------------------------------------------------------------------------
                                      $ 2,093,841    $ 2,138,539   $ 1,750,910    $ 1,794,857
=============================================================================================

Financial liabilities:
    Deposits                          $ 1,921,141    $ 1,930,181   $ 1,465,003    $ 1,473,543
    Short-term borrowings                  43,405         43,405        57,949         47,719
    Advances from Federal Home
         Loan Bank                         51,384         51,677       101,827        100,984
    Long-term Debt                         53,823         53,823        53,463         53,463
---------------------------------------------------------------------------------------------
                                      $ 2,069,753    $ 2,079,086   $ 1,678,242    $ 1,675,709
=============================================================================================

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

       At December 31, the Banks had the following financial instruments, whose approximate contract amounts represent credit risk:


(in thousands)                                   1998                1997
---------------------------------------------------------------------------
Standby letters of credit                     $  15,102           $ 14,822
Commitments to extend credit                    223,477            182,306


       Standby letters of credit represent conditional commitments to guarantee the performance of a third party. The credit risk involved is essentially the same as the risk involved in making loans.

       Fixed rate loan commitments at December 31, 1998 of $12.5 million have interest rates ranging predominately from 6.0% to 18.0% and are for terms up to 5 years. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The Banks evaluate each customer's credit-worthiness on a case-by-case basis. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. A portion of the commitments are to extend credit at fixed rates. These credit commitments are based on prevailing rates, terms and conditions applicable to other loans being made at December 31, 1998. Collateral held varies but may include accounts receivable, inventory, property and equipment and income-producing properties.

16. CONCENTRATION OF CREDIT RISK

         The Corporation's banking subsidiaries grant commercial, residential and consumer related loans to customers primarily located in Eastern Kentucky, Central Kentucky and West Virginia. The banking subsidiaries are continuing to increase all components of their portfolio mix in a manner to reduce risk from changes in economic conditions. Although these loan portfolios are diverse, a certain portion of our debtor's are economically dependent upon the coal industry for their ability to repay.

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

18. LIMITATION ON SUBSIDIARY BANK DIVIDENDS

       The Corporation's principal source of funds is dividends received from the subsidiary banks. Regulations limit the amount of dividends that may be paid by the Corporation's banking subsidiaries without prior approval. During 1999, approximately $14.5 million plus any 1999 net profits can be paid by the Corporation's banking subsidiaries without prior regulatory approval.

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

       Quantitative measures established by regulation to ensure capital adequacy require the Corporation to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I Capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier I Capital (as defined) to average assets (as defined). These measures also define banks and bank holding companies as "well-capitalized" which meet or exceed higher minimum amounts and ratios (also set forth in the table below.) Management believes, as of December 31, 1998, that the Corporation meets all capital adequacy requirements for which it is subject to be defined as well-capitalized.

                                                                                                                 To be Well
                                                                                                              Capitalized Under
                                                                                  For Capital                 Prompt Corrective
                                                    Actual                      Adequacy Purposes              Action Provisions
(in thousands)                               Amount        Ratio             Amount            Ratio         Amount         Ratio
-----------------------------------------------------------------------------------------------------------------------------------
AS OF DECEMBER 31, 1998

Total Capital
    (to Risk Weighted Assets)               $154,882       9.75%            $127,047           8.00%        $158,809        10.00%
Tier I Capital
    (to Risk Weighted Assets)                134,954       8.50%              63,523           4.00%          95,285         6.00%
Tier I Capital
    (to Average Assets)                      134,954       6.09%              88,654           4.00%         110,818         5.00%


AS OF DECEMBER 31, 1997

Total Capital
    (to Risk Weighted Assets)               $191,733      13.69%            $112,051           8.00%        $140,063        10.00%
Tier I Capital
    (to Risk Weighted Assets)                174,189      12.44%              56,025           4.00%          84,038         6.00%
Tier I Capital
    (to Average Assets)                      174,189       9.57%              72,800           4.00%          91,000         5.00%

20. PARENT COMPANY FINANCIAL STATEMENTS


CONDENSED BALANCE SHEETS
December 31 (in thousands)                                  1998                1997
-------------------------------------------------------------------------------------
ASSETS
Cash on deposit                                         $   3,102            $ 42,814
Securities available-for-sale                               1,725              13,246
Investment in and advances to subsidiary banks            207,398             144,983
Excess of cost over net assets acquired (net of
    accumulated amortization)                               6,173               6,572
OTHER ASSETS                                                2,226               5,001
-------------------------------------------------------------------------------------
Total Assets                                            $ 220,624            $212,616
=====================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Long-term debt                                          $  52,230            $ 51,730
OTHER LIABILITIES                                           3,599               2,867
-------------------------------------------------------------------------------------
    Total liabilities                                      55,829              54,597

Shareholders' equity                                      164,795             158,019
-------------------------------------------------------------------------------------
Total Liabilities and Shareholders' Equity              $ 220,624            $212,616
=====================================================================================


CONDENSED STATEMENTS OF INCOME
Year Ended December 31 (in thousands)           1998        1997        1996
------------------------------------------------------------------------------
Income:
    Dividends from subsidiary banks           $  4,372    $ 21,747    $ 22,999
    Other income                                 1,812       4,073       8,358
------------------------------------------------------------------------------
         Total income                            6,184      25,820      31,357

Expenses:
    Interest expense                             4,616       3,710       1,874
    Amortization expense                           406         462         474
    Other expenses                                 726       1,354      12,519
------------------------------------------------------------------------------
         Total expenses                          5,748       5,526      14,867
------------------------------------------------------------------------------

Income before income taxes  and equity
    in undistributed income of subsidiaries        436      20,294      16,490
Income tax benefit                              (1,772)       (224)     (2,415)
------------------------------------------------------------------------------
Income before equity in undistributed
    income of subsidiaries                       2,208      20,518      18,905
Equity in undistributed income
    of subsidiaries                             11,761      (1,449)       (110)
------------------------------------------------------------------------------
Net Income                                    $ 13,969    $ 19,069    $ 18,795
==============================================================================


CONDENSED STATEMENTS OF CASH FLOWS
Year Ended December 31 (in thousands)                    1998        1997        1996
---------------------------------------------------------------------------------------
Cash Flows From Operating Activities:
Net income                                             $ 13,969    $ 19,069    $ 18,795
Adjustments to reconcile net income to net cash
    provided by operating activities:
Amortization, net                                           406         462         476
Equity in undistributed earnings of subsidiaries        (11,761)      1,449         110
Change in other assets and liabilities, net               3,674       6,816      (4,936)
---------------------------------------------------------------------------------------
Net cash provided by operating activities                 6,288      27,796      14,445

Cash Flows From Investing Activities:
Change in securities available-for-sale                  11,247      (7,908)       (481)
Proceeds from sale of subsidiary                           --         4,860        --
Investments in and advances to subsidiaries             (49,632)     (8,959)     (1,000)
---------------------------------------------------------------------------------------
Net cash used in investing activities                   (38,385)    (12,007)     (1,481)

Cash Flows From Financing Activities:
Dividends paid                                           (8,118)     (7,276)     (6,569)
Net proceeds from issuance of common stock                    3         247          54
Net change in short-term borrowings                        --        (2,531)       --
Repayment of long-term debt                              (5,000)       --        (8,700)
Proceeds from long-term debt                              5,500      34,500       1,000
---------------------------------------------------------------------------------------
Net cash (used in) provided by financing activities      (7,615)     24,940     (14,215)
---------------------------------------------------------------------------------------

Net (decrease) increase in cash and cash equivalents    (39,712)     40,729      (1,251)

Cash and cash equivalents at beginning of year           42,814       2,085       3,336
---------------------------------------------------------------------------------------

Cash and Cash Equivalents At End of Year               $  3,102    $ 42,814    $  2,085
=======================================================================================

21. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                                                      YEAR ENDED DECEMBER 31
                                                                1998           1997         1996
                                                             --------------------------------------
                                                              (In thousands, except per share data)
Numerator:

Net income before extraordinary gain                          $  13,969     $  15,984    $  18,795
Extraordinary gain                                                    -         3,085            -
Net income after extraordinary gain                           $  13,969     $  19,069   $   18,795

Denominator:

Basic earnings per share:
Weighted average shares                                      10,062,780    10,058,835   10,037,503

Diluted earnings per share:
Effect of dilutive securities - stock options                    66,667        60,710       19,036
Adjusted weighted average shares                             10,129,447    10,119,545   10,056,539

Earnings per share:

Basic earnings per share before
     extraordinary gain                                         $  1.39       $  1.59       $ 1.87
Basic earnings per share
     extraordinary gain                                               -          0.31            -
Basic earnings per share after
     extraordinary gain                                            1.39          1.90         1.87

Diluted earnings per share before
     extraordinary gain                                            1.38          1.58         1.87
Diluted earnings per share
     extraordinary gain                                               -          0.30            -
Diluted earnings per share after
     extraordinary gain                                         $  1.38       $  1.88       $ 1.87


22.  SPECIAL CHARGES

         In September 1998, the Corporation announced initiatives to reduce costs that included staff reductions, consolidation of operations and related costs for redundant locations and equipment. A $900,000 charge was recorded in conjunction with these actions. Approximately, $170,000 has been expended in 1998. Of the amounts expended in 1998, $148,000 was for staff reductions and $22,000 was for consolidation of operations. Expected expenditures for 1999 include $630,000 for consolidation of operations and related costs for redundant locations and equipment and $100,000 for additional costs related to staff reductions.

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

         Management has made an assessment of the Corporation's internal control structure and procedures over financial reporting using the criteria described in "Internal Control-Integrated Framework" issued by the Committee of Sponsoring Organization of the Treadway Commission. Based on that assessment, management believes that the Corporation maintained an effective system of internal control for financial reporting as of December 31, 1998.

Burlin Coleman
Chairman, President and Chief Executive Officer

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

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following documents are filed as a part of this report:

     Financial Statements and Financial Statement Schedules- See Index to consolidated Financial statements at Item 8 of this report.

Exhibit
   No.                        Description of Exhibits
--------                      -----------------------

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

10.3 Community Trust Bancorp, Inc. 1998 Stock Option Plan (Incorporated by reference to registration statement no. 333-74217).

21      List of subsidiaries.

23.1    Consent of Ernst & Young LLP, Independent Auditors.

23.2    Consent of Ernst & Young LLP, Independent Auditors.

27      Financial Data Schedule.

(b)  Reports on Form 8-K required to be filed during the last quarter of 1998

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

                                 COMMUNITY TRUST BANCORP, INC.



March 12, 1999                   By: /s/ Burlin Coleman
                                     ----------------------------------
                                     Burlin Coleman
                                     Chairman, President
                                     Chief Executive Officer



                                     /s/ Kevin Stumbo
                                     ----------------------------------
                                     Kevin Stumbo
                                     Chief Accounting Officer

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Corporation and in the capacities and on the date indicated.


March  12, 1999    /s/ Burlin Coleman                 Chairman of the Board,
                   -------------------------------    President, Chief Executive
                   Burlin Coleman                     Officer and Director

March  12, 1999    /s/ Jean R. Hale                   Secretary & Director
                   -------------------------------
                   Jean R. Hale

March  12, 1999    /s/ Charles J. Baird               Director
                   -------------------------------
                   Charles J. Baird

March  12, 1999    /s/ Nick A. Cooley                 Director
                   -------------------------------
                   Nick A. Cooley

March  12, 1999    /s/ William A. Graham, Jr.         Director
                   -------------------------------
                   William A. Graham, Jr.

March  12, 1999    /s/ M. Lynn Parrish                Director
                   -------------------------------
                   M. Lynn Parrish

March  12, 1999    /s/ E. M. Rogers                   Director
                   -------------------------------
                   E. M. Rogers

March  12, 1999    /s/ Steven L. Lawson               Director
                   -------------------------------
                   Steven L. Lawson

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

        10.3 Community Trust Bancorp, Inc. 1998 Stock Option Plan, incorporated herein by reference.

        21      List of subsidiaries.

        23.1    Consent of Ernst & Young LLP, Independent Auditors.

        23.2    Consent of Ernst & Young LLP, Independent Auditors.

        27      Financial Data Schedule.