Form 10-Q
period 1999-03-31
COMMUNITY TRUST BANCORP INC /KY/
filed 1999-05-17
CIK 350852

19







                  SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, DC. 20549

                               FORM 10-Q


     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended March 31, 1999

                                  or

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

     Common stock - 11,062,141 shares outstanding at April 30, 1999

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

      The accompanying information has not been audited by independent public accountants; however, in the opinion of management such information reflects all adjustments necessary for a fair presentation of the results for the interim period. All such adjustments are of a normal and recurring nature.

     The accompanying financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all of the disclosures normally required by generally accepted accounting principles or those normally made in the registrant's annual report on Form 10-K. Accordingly, the reader of the Form 10-Q should refer to the registrant's Form 10-K for the year ended December 31, 1998 for further information in this regard.

  Index to consolidated financial statements:

      Consolidated Balance Sheets                3
      Consolidated Statements of Income          4
      Consolidated Statements of Cash Flows      5
      Notes to Consolidated Financial Statements 6

Consolidated Balance Sheets

                                            March 31     December 31
(In thousands except share data)              1999           1998

Assets:
Cash and due from banks                  $    84,011   $    97,487
Interest bearing deposits in
 other financial institutions                    521           646
Federal funds sold                            86,530       135,000
Securities available-for-sale                289,419       301,052
Securities held-to-maturity (fair value of
 $79,637 and $83,097, respectively)           79,419        83,359
Loans                                      1,506,351     1,502,386
 Allowance for loan losses                   (24,273)      (26,089)
 Net loans                                 1,482,078     1,476,297
Premises and equipment, net                   53,943        54,796
Excess of cost over net assets acquired (net of
 accumulated amortization of
 $10,346 and $9,559, respectively)            61,769        62,497
Other assets                                  32,721        36,905
  Total  Assets                          $ 2,170,411   $ 2,248,039


Liabilities and Shareholders' Equity:
Deposits:
 Noninterest bearing                     $   261,925   $   281,302
 Interest bearing                          1,612,144     1,639,839
Total deposits                             1,874,069     1,921,141
Federal funds purchased and other
 short-term borrowings                        41,405        43,405
Other liabilities                             14,751        13,491
Advances from Federal Home Loan Bank          19,526        51,384
Long-term debt                                53,794        53,823
   Total  Liabilities                      2,003,545     2,083,244


Shareholders' Equity:
Preferred stock, 300,000 shares authorized
 and unissued
Common stock, $5 par value, shares
 authorized 25,000,000; shares issued
 1999 - 10,064,969; 1998 - 10,064,969         50,325        50,325
Capital surplus                               28,057        28,057
Treasury Stock, 8,476 shares of common
 stock at cost                                  (199)            0
Retained earnings                             87,784        84,827
Accumulated other comprehensive income           899         1,586
 Total Shareholders' Equity                  166,866       164,795

  Total Liabilities and
   Shareholders' Equity                   $2,170,411    $2,248,039




The accompanying notes are an integral part of these statements.

Consolidated Statements of Income
                                              Three months ended
                                                    March 31
(In thousands except per share data)          1999          1998
Interest Income:
 Interest and fees on loans               $ 33,647      $ 33,704
 Interest and dividends on securities
  Taxable                                    4,686         3,370
  Tax exempt                                   733           638
 Interest on federal funds sold              1,343           195
 Interest on deposits in other financial
  institutions                                   2             5
  Total Interest Income                     40,411        37,912

Interest Expense:
 Interest on deposits                       18,030        15,845
 Interest on federal funds purchased and
  other short-term borrowings                  482           523
 Interest on advances from Federal
  Home Loan Bank                               397         1,762
 Interest on long-term debt                  1,224         1,192
  Total Interest Expense                    20,133        19,322

Net interest income                         20,278        18,590
Provision for loan losses                    2,034         2,505
Net interest income after provision
 for loan losses                            18,244        16,085

Noninterest Income:
 Service charges on deposit accounts         2,155         1,638
 Gains on sale of loans, net                   703           439
 Trust income                                  515           432
 Securities gains, net                           0             0
 Other                                       1,622         1,526
  Total Noninterest Income                   4,995         4,035

Noninterest Expense:
 Salaries and employee benefits              7,519         7,078
 Occupancy, net                              1,176         1,013
 Equipment                                   1,263           956
 Data processing                               855           839
 Stationery, printing and office supplies      365           380
 Taxes other than payroll, property and income 441           521
 FDIC insurance                                122            62
 Other                                       4,085         3,207
  Total Noninterest Expense                 15,826        14,056

Income before income taxes                   7,413         6,064
Income tax expense                           2,313         1,900
  Net Income                                 5,100         4,164
Other comprehensive income, net of tax:
 Unrealized holding gains/(losses) arising
  during period                               (687)          100
  Comprehensive income                    $  4,413      $  4,264


Basic earnings per share                      0.46 (1)      0.38 (1)
Diluted earnings per share                    0.46 (1)      0.38 (1)

Average shares outstanding                  11,067 (1)    11,069 (1)

(1) Per share data and average shares outstanding have been restated to reflect the 10% stock dividend issued on April 15, 1999.

The accompanying notes are an integral part of these statements.

Consolidated Statements of Cash Flows
                                                 Three months ended
                                                       March 31
(In thousands)                                   1999          1998
Cash flows from operating activities:
  Net income                                 $  5,100      $  4,164
  Adjustments to reconcile net income to net
   cash provided by operating activities:
  Depreciation and amortization                 1,951         1,106
  Provision for loan and other real
   estate losses                                2,040         2,717
  Securities gains, net                             0             0
  Gain on sale of loans, net                     (703)         (439)
  Gain on sale of assets                            0            (1)
  Net amortization of securities premiums         127            73
  Net change in loans held for sale             2,598        (1,030)
  Changes in:
   Other assets                                 5,113          (492)
   Other liabilities                            3,115           235
     Net cash provided by operating activities 19,341         6,333

Cash flows from investing activities:
  Proceeds from:
  Sale/call of securities available-for-sale    1,178             0
    Maturity of securities available-for-sale  36,338        16,899
    Maturity of securities held-to-maturity       251         2,777
  Principal payments on mortgage-backed
   securities                                   3,678         8,176
  Purchase of:
    Securities available-for-sale             (27,042)         (260)
    Securities held-to-maturity                     0             0
  Mortgage-backed securities                      (10)            0
  Net change in loans                         (10,332)      (26,024)
  Net change in premises and equipment           (317)       (1,206)
  Other                                             0             0
     Net cash used in investing activities      3,744           362

Cash flows from financing activities:
  Net change in deposits                      (47,072)       15,265
  Net change in federal funds purchased and
    other short-term borrowings                (2,000)      (24,249)
  Advances from Federal Home Loan Bank              0        31,000
  Repayments of advances from Federal
   Home Loan Bank                             (31,858)         (938)
  Proceeds from long-term debt                      0             0
  Payments on long-term debt                      (29)          (28)
  Payments for redemption of common stock        (289)          (96)
  Issuance of treasury stock                       61            67
  Dividends paid                               (3,969)       (2,013)
     Net cash provided by financing activities(85,156)       19,008

Net increase (decrease) in cash and
 cash equivalents                             (62,071)       25,703
Cash and cash equivalents at
 beginning of year                            233,133        61,404
Cash and cash equivalents at end of period  $ 171,062     $  87,107


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

      The amortized cost and fair value of securities available-for-sale as of March 31, 1999 are summarized as follows:

                                            Amortized    Fair
(in thousands)                                 Cost      Value

U.S. Treasury and government agencies      $  62,594  $  63,041
Mortgage-backed pass through
     certificates                            134,225    134,651

Collateralized mortgage obligations           42,112     42,083
Other debt securities                         23,497     23,619

     Total debt securities                   262,428    263,394
Equity securities                             25,893     26,025
     Total Securities                      $ 288,321  $ 289,419

     The amortized cost and fair value of securities held-to-maturity as of March 31, 1999 are summarized as follows:

                                            Amortized    Fair
(in thousands)                                 Cost      Value

U.S. Treasury and government agencies      $  12,995  $  11,825
States and political subdivisions             40,831     42,215
Mortgage-backed pass through
     certificates                             20,958     20,968

Collateralized mortgage obligations            4,635      4,629
     Total Securities                      $  79,419  $  79,637

Note 3 - Loans

     Major classifications of loans are summarized as follows:

                                          March 31   December 31
(in thousands)                              1999        1998
Commercial, secured by real estate       $  346,232  $  329,611
Commercial, other                           286,646     279,406
Real Estate Construction                     85,941      87,625
Real Estate Mortgage                        388,275     399,035
Consumer                                    393,737     400,893
Equipment Lease Financing                     5,520       5,816
                                         $1,506,351  $1,502,386



Note 4 - Long-Term Debt

     Long-Term Debt consists of the following:

                                            March 31 December 31
(in thousands)                                1999       1998
Trust Preferred Securities *              $  34,500  $  34,500
Senior Notes                                 12,230     12,230
Revolving Bank Note                           5,500      5,500
Other                                         1,564      1,593
                                          $  53,794  $  53,823


      Refer to the Corporation's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1998 for information concerning rates and assets securing long-term debt.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Overview

      Community Trust Bancorp, Inc. (the "Company") is a multi-bank holding company headquartered in Pikeville, Kentucky. At March 31, 1999 the Company owned one commercial bank, one savings bank and one trust company. Through its affiliates, the Company has over sixty banking locations serving 85,000 households in various West Virginia and Eastern and Central Kentucky counties. The Company had total assets of $2.17 billion and total shareholders' equity of $167 million as of March 31, 1999. The Company's common stock is listed on NASDAQ under the symbol CTBI. Market makers are Herzog, Heine, Geduld, Inc., New York, New York; J.J.B. Hilliard, W.L. Lyons, Inc., Louisville, Kentucky; Morgan, Keegan and Company, Inc., Memphis, Tennessee; Robinson Salomon Smith Barney, Atlanta, Georgia; J.C. Bradford & Co., Louisville, Kentucky; Keefe, Bruyette & Woods, Inc., New York, New York.


Acquisitions
       Community Trust Bancorp, Inc.'s wholly owned subsidiary, Community Trust Bank of West Virginia, National Association (CTBWV, which was later merged into the Company's lead bank, Community Trust Bank, NA), purchased sixteen Banc One Corporation branches located in West Virginia with approximately $569 million in deposits on June 26, 1998. CTBWV paid a 9.7% premium on these deposits. In concurrent transactions, CTBWV sold three of these branches with deposits totaling $151 million to Premier Financial Bancorp, Inc. of Georgetown, Kentucky receiving a 9.7% premium; four branches with deposits totaling $122 million to Peoples Banking and Trust Company of Marietta, Ohio receiving a 10.7% premium; and two branches with deposits totaling $80 million to United Bankshares of Charles Town, West Virginia receiving an 11.7% premium. The additional 1% premium paid by Peoples Banking and Trust Company and the additional 2% premium paid by United Bankshares was divided evenly between CTBWV and Premier Financial Bancorp, Inc. as part of a prior agreement.

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

      On September 18, 1998 Community Trust Bancorp, Inc. and PNC Bank Corp. announced that their banking subsidiaries, Community Trust Bank, N.A. and PNC Bank, N.A., closed Community Trust Bank's purchase of five branches from PNC with total deposits of approximately $195 million. These branches are located in Richmond, Winchester and Harrodsburg, all located in Central Kentucky.


Stock Dividend

      The Company's Board of Directors approved a 10% stock dividend. The stock dividend was paid on April 15, 1999 to shareholders of record on March 20, 1999, in addition to the regular quarterly cash dividends paid on (1) April 1, 1998 of 18 cents per share for shareholders of record on March 15, 1998, (2) July 1, 1998 of 18 cents per share for shareholders of record on June 15, 1998, (3) October 1, 1998 of 18 cents per share for shareholders of record on September 15, 1998, (4) January 1, 1999 of 19 cents per share for shareholders of record on December 15, 1998 and (5) April 1, 1999 of 19 cents per share for shareholders of record on March 15, 1999. All per share data has been restated to reflect this stock dividend.


Income Statement Review

      The Company's net income for the three months ended March 31, 1999 was $5.1 million or $0.46 per share as compared to $4.2 million or $0.38 per share for the three months ended March 31, 1998. The following table sets forth on an annualized basis the return on average assets and return on average shareholders' equity for the three month period ending March 31, 1999 and 1998:

                                             Three months ended
                                                  March 31
                                              1999        1998

Return on average shareholders' equity       12.35%      10.53%

Return on average assets                      0.95%       0.91%


      The Company's net income for the first quarter of 1999 increased $936 thousand or 22.5% as compared to the same period in 1998. Earnings per share increased $0.08 per share or 21.1% for the three months ended March 31, 1999, as compared to the first quarter of 1998. The increase in net income was the result of an increase in net interest income (9.1%), an increase in noninterest income (23.8%), and a decrease in provision for loan losses (18.8%). An increase in noninterest expense (12.6%) partially offset the factors contributing to the increase in net income.

      Provision for loan losses for the three months ended March 31, 1999 was $2.0 million, compared to $2.5 million for the same period in 1998. See "Provision For Loan Losses" below for an explanation of the decrease.


Net Interest Income

      Net interest income increased $1.7 million or 9.1% from $18.6 million for the first quarter of 1998 to $20.3 million for the first quarter of 1999. Interest income and interest expense both increased for the quarter ending March 31, 1999 as compared to the same period in 1998, with interest income increasing $2.5 million and interest expense increasing $0.8 million.

      The yield on interest earning assets decreased 72 basis points for the first quarter of 1999 as compared to the same period in 1998. The cost of interest bearing funds also decreased by 61 basis points for the first quarter of 1999 as compared to the same period in 1998. As a result, the net interest margin decreased from 4.52% for the first quarter of 1998 to 4.27% for the current quarter.

      The Company's loan portfolio, its highest yielding asset, continues to expand through new markets and internally generated growth. The Company's loan portfolio increased 4.1% from $1.45 billion for the first quarter of 1998 to $1.51 billion for the first quarter of 1999.

     The following table summarizes the annualized net interest spread and net interest margin for the three months ended March 31, 1999 and 1998.

                                       Three Months Ended
                                             March 31
                                        1999        1998
Yield on interest earning assets        8.35%       9.07%
Cost of interest bearing funds          4.64%       5.25%
Net interest spread                     3.71%       3.82%
Net interest margin                     4.27%       4.52%

Provision for Loan Losses

      The analysis of the changes in the allowance for loan losses and selected ratios is set forth below.

                                        Three Months Ended
                                             March 31
(in thousands)                            1999       1998

Allowance balance January 1             $26,089    $20,465
Additions to allowance charged
 against operations                       2,034      2,505
Recoveries credited to allowance          1,670        977
Losses charged against allowance         (5,520)    (3,532)
Allowance balance at March 31           $24,273    $20,415

Allowance for loan losses to
 period-end loans                          1.61%      1.40%
Average loans, net of unearned
 income                              $1,501,450 $1,433,092
Provision for loan losses to
 average loans, annualized                  .55%       .71%
Loan charge-offs, net of recoveries to
 average loans, annualized                 1.04%       .72%


      The Company decreased its provision for loan losses during the first quarter of 1999. This is the result of the special charge taken in September 1998. In September 1998, CTBI took a special charge of $7.3 million to clean up problems in the Indirect Loan Portfolio. Six million ($6.0 million) of this charge was booked as additional Provision for Loan Losses. As a result, losses incurred in the Company's pre-1998 Indirect Lending Portfolio are charged against this provision.

      Net charge-offs represent the amount of loans charged off less amounts recovered on loans previously charged off. Net charge-offs as a percentage of average loans outstanding increased 32 basis points to 1.04% for the three months ended March 31, 1999 as compared to the same period in 1998. The Company's non-performing loans (90 days or more past due and non-accrual) were 1.37% and 1.47% of outstanding loans at December 31, 1998 and March 31, 1999, respectively.

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

Noninterest Income

      The Company's noninterest income increased 23.8% from $4.03 million for the three months ended March 31, 1998 to $5.00 million for the three months ended March 31, 1999. Gains on the sale of loans represents the largest growth category, increasing 60.1% for the three months ended March 31, 1999 as compared to the same period in 1998. Service charges on deposit accounts increased 31.6% for the three months ended March 31, 1999 as compared to the same period in 1998.

Noninterest Expense

      The Company's noninterest expense increased by 12.6% from $14.1 million for the three months ended March 31, 1998 to $15.8 million for the same period in 1999. All major categories of noninterest expense experienced increases for the quarter ended March 31, 1999 compared to the same quarter in 1998. This is primarily the result of the
Company's 1998 acquisition of twelve additional branches (see discussion of acquisitions above). While the total noninterest expense increased, the noninterest expense expressed in terms of a percentage to average assets decreased from 0.75% for the three months ended March 31, 1998 to 0.72% for the same period in 1999.


                           Cash Basis Income

                                      Quarter Ended
                                      March 31, 1999
                                       Amortization
                           Reported         Core Deposit  "Cash"
                           Earnings Goodwill Intangible  Earnings

Income before income
 tax expense                $7,413   $  642    $  145     $8,200
  Income tax expense         2,313      154        51      2,518

Net income                  $5,100   $  488    $   94     $5,682

Basic earnings per
 common share               $ 0.46   $ 0.04    $ 0.01     $ 0.51

Diluted earnings per
 common share               $ 0.46   $ 0.04    $ 0.01     $ 0.51

These calculations were specifically formulated by the Company and may not be comparable to similarly titled measures reported by other companies.

Earnings per share calculations have been restated to reflect the 10% stock dividend payable April 15, 1999.


Balance Sheet Review

      Total asset size was $2.25 billion at December 31, 1998 compared to $2.17 billion at March 31, 1999. During the last three months, loans increased 1.1% on an annualized basis from $1.50 billion to
$1.51 billion. Federal funds sold decreased from $135.0 million at December 31, 1998 to $86.5 million at March 31, 1999. This decrease was driven by reductions in Federal Home Loan Bank advances of $31.9 million and total deposits of $47.1 million.

      The Company's largest liability, deposits, decreased from $1.92 billion as of December 31, 1998 to $1.87 billion as of March 31, 1999. Noninterest bearing deposits declined from $281.3 million at December 31, 1998 to $261.9 million at March 31, 1999. Interest bearing deposits decreased slightly from $1,639.8 million at December 31, 1998 to $1,612.1 million at March 31, 1999. The Company is using the liquidity from the branch acquisitions to pay down its advances from Federal Home Loan Bank as the opportunity arises. For the three months ended March 31, 1999, the Company reduced its Federal Home Loan Bank advances from $51.4 million to $19.5 million.


Loans

      Loans increased slightly from $1.50 billion as of December 31, 1998 to $1.51 billion as of March 31, 1999, primarily due to the growth of the Company's commercial loan portfolio. The category of commercial loans secured by real estate increased from $329.6 million as of December 31, 1998 to $346.2 million as of March 31, 1999 while other commercial loans increased from $279.4 million as of December 31, 1998 to $286.6 million as of March 31, 1999.

     Non-accrual and 90 days past due loans amounted to 1.37% of total loans outstanding as of December 31, 1998 and 1.47% of total loans outstanding as of March 31, 1999. Non-accrual loans as a percentage of total loans outstanding were 0.99% as of December 31, 1998 and at 1.18% at March 31, 1999. During the same period, loans 90 days or more past due decreased 9 basis points from 0.38% of total loans outstanding to 0.29%. The allowance for loan losses decreased from 1.74% of total loans outstanding as of December 31, 1998 to 1.61% as of March 31, 1999. This is consistent with our plan to absorb losses taken in our pre-1998 Indirect Lending Portfolio in the allowance after the special provision was made in September 1998. The allowance for loan losses as a percentage of non-accrual loans and loans past due 90 days or more was 126.9% at December 31, 1998 and 109.7% at March 31, 1999.

      The following table summarizes the Company's loans that are non-accrual or past due 90 days or more as of March 31, 1999 and December 31, 1998.

                                      As a % of   Accruing loans   As a % of
                        Non-accrual loan balances   past due 90  loan balances
                           loans     by category   days or more   by category
(in thousands)
March 31, 1999

Commercial loans,
  secured by real estate  $ 8,080        1.93%        $   523         0.12%
Commercial loans, other     4,166        1.43           1,771         0.61
Consumer loans,
  secured by real estate    4,972        1.24           1,128         0.28
Consumer loans, other         504        0.13             981         0.25
 Total                    $17,722        1.18%        $ 4,403         0.29%


December 31, 1998

Commercial loans,
  secured by real estate  $ 5,294        1.61%        $  680          0.21%
Commercial loans, other     4,458        1.56            708          0.25
Consumer loans,
  secured by real estate    4,771        0.98          2,077          0.43
Consumer loans, other         407        0.10          2,170          0.54
 Total                    $14,930        0.99%        $5,635          0.38%

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


Securities

      The Company uses its securities held-to-maturity for production of income and to manage cash flow needs through expected maturities. The Company uses its securities available-for-sale for income and balance sheet liquidity management. The book value of securities available-for-sale decreased from $301.1 million as of December 31, 1998 to $289.4 million as of March 31, 1999. Securities held-to-maturity declined from $83.4 million to $79.4 million during the same period. Total securities as a percentage of total assets were 17.1% as of December 31, 1998 and 17.0% as of March 31, 1999.


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

Renovation Phase - (Complete) - Strategies were developed for the code enhancements, hardware renovation or replacements, software upgrades and vendor certification, along with other associated changes. This work was prioritized based on the information gathered during our assessment phase. A millennium test site was developed to assure that testing of our hardware and software could occur outside of our working environment before being implemented on our production systems. Plans were made for on-going communications and monitoring of our key vendors, third-party service providers, and software providers throughout our Year 2000 project timeline.

Validation Phase - (Substantially Complete) - Testing, while inherent in each phase, plays a key role in the success of our entire Year 2000 project. This phase includes testing of all incremental changes to hardware and software components, along with interfaces and connections with other systems. Also, validation from both internal and external users is required. During this phase, monitoring and communications with our service and software vendors will be maintained to assure these vendor efforts are tracked and their progress closely monitored. Our core third party data processor, one of the country's leading suppliers of financial institution data processing services, has already installed Year 2000 upgrades to their data processing systems. We have performed substantial off-site and on-site testing of this upgrade.

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

      Deposits decreased from $1.921 billion to $1.874 billion from December 31, 1998 to March 31, 1999. Noninterest bearing deposits decreased by $19.4 million while interest-bearing deposits decreased by $27.7 million.

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

      The Company owns $86.5 million of securities valued at market price that are designated as available-for-sale and available to meet liquidity needs on a continuing basis. The Company also relies on Federal Home Loan Bank advances for both liquidity and management of its asset/liability position. These advances have sometimes been matched against pools of residential mortgage loans, which are not sold in the secondary market, some of which have original maturities of ten to fifteen years. Federal Home Loan Bank advances decreased from $51.4 million as of December 31, 1998 to $19.5 million as of March 31, 1999.

      The  Company  generally relies upon net  inflows  of  cash  from financing  activities,  supplemented  by  net  inflows  of  cash  from operating activities, to provide cash for its investing activities. As is typical of many financial institutions, significant financing activities include deposit gathering, use of short-term borrowing facilities such as federal funds purchased and securities sold under repurchase agreements, and issuance of long-term debt. The Company currently has a $17.5 million revolving line of credit, $12.0 million of which is currently available to meet any future cash needs. (See long-term debt footnote to the consolidated financial statements.) The Company's primary investing activities include purchases of securities and loan originations.

       In  conjunction  with  maintaining  a  satisfactory  level   of
liquidity, management monitors the degree of interest rate risk assumed on the balance sheet. The Company monitors its interest rate risk by use of the static and dynamic gap models at the one-year interval. The static gap model monitors the difference in interest rate sensitive assets and interest rate sensitive liabilities as a percentage of total assets that mature within the specified time frame. The dynamic gap model goes further in that it assumes that interest rate sensitive assets and liabilities will be reinvested. The Company uses the Sendero system to monitor its interest rate risk. The Company desires an interest sensitivity gap of not more than fifteen percent of total assets at the one-year interval.

      On a limited basis, the Company may use interest rate swaps and sales of options on securities as additional tools in managing interest rate risk. Interest rate swaps involve an exchange of cash flows based on the notional principal amount and agreed upon fixed and variable interest rates. In this transaction, the Company would typically agree to pay a floating interest rate based on London Inter-Bank Offering Rate (LIBOR) and receive a fixed interest rate in return. On options, the Company would typically sell the right to a third party to purchase securities the Company currently owns at a fixed price on a future date. The Company had no options outstanding at March 31, 1999.

      The Company's principal source of funds used to pay dividends to shareholders and service long-term debt is the dividends it receives from subsidiary banks. Various federal and state statutory provisions, in addition to regulatory policies and directives, limit the amount of dividends that subsidiary banks can pay without prior regulatory approval. These restrictions have had no major impact on the Company's dividend policy or its ability to service long-term debt, nor is it anticipated that they would have any major impact in the foreseeable future. In addition to the subsidiary banks' 1999 profits, approximately $14.5 million can be paid to the Company as dividends without prior regulatory approval.

      The primary source of capital for the Company is retained earnings. The Company paid cash dividends of $0.19 per share for the first three months of 1999 and $0.18 per share for the first three months of 1998. Earnings per share for the same periods were $0.46 and $0.38, respectively. The Company retained 59% of earnings for the first three months of 1999.

      Under guidelines issued by banking regulators, the Company and its subsidiary banks are required to maintain a minimum Tier 1 risk-based capital ratio of 4% and a minimum total risk-based ratio of 8%. Risk-based capital ratios weight the relative risk factors of all assets and consider the risk associated with off-balance sheet items. The Company must also maintain a minimum Tier 1 leverage ratio of 4% as of September 30, 1997. The Company's Tier 1 leverage, Tier 1 risk-based and total risk-based ratios were 6.50%, 8.69% and 9.94%, respectively as of March 31, 1999.

      As of March 31, 1999, management is not aware of any current recommendations by banking regulatory authorities which, if they were to be implemented, would have, or would be reasonably likely to have, a material adverse impact on the Company's liquidity, capital resources, or operations.


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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

      The Company currently does not engage in any derivative or hedging activity. Refer the Company's 1998 10-K for analysis of the interest rate sensitivity.


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


                                  COMMUNITY TRUST BANCORP, INC.
                                  by




Date:  May 14, 1999                /s/ Burlin Coleman
                                   Burlin Coleman
                                   Chairman of the Board,
                                   President and
                                   Principal Executive Officer






                                   /s/ Kevin Stumbo
                                   Kevin Stumbo
                                   Chief Accounting Officer