Form 10-Q
period 1999-06-30
COMMUNITY TRUST BANCORP INC /KY/
filed 1999-08-12
CIK 350852

19







                  SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, DC. 20549

                               FORM 10-Q


     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended June 30, 1999

                                  or

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

     Common stock - 11,070,704 shares outstanding at July 31, 1999

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

  Index to consolidated financial statements:

      Consolidated Balance Sheets                3
      Consolidated Statements of Income          4
      Consolidated Statements of Cash Flows      5
      Notes to Consolidated Financial Statements 6

Consolidated Balance Sheets

                                            June 30      December 31
(In thousands except share data)              1999           1998

Assets:
Cash and due from banks                   $   79,261    $   97,487
Interest bearing deposits in
 other financial institutions                    436           646
Federal funds sold                            42,867       135,000
Securities available-for-sale                299,065       301,052
Securities held-to-maturity (fair value
 of $71,236 and
 $83,097, respectively)                       71,988        83,359
Loans                                      1,558,454     1,502,386
 Allowance for loan losses                   (25,487)      (26,089)
 Net loans                                 1,532,967     1,476,297
Premises and equipment, net                   53,351        54,796
Excess of cost over net assets acquired (net of
 accumulated amortization of
 $10,995 and $9,559, respectively)            60,990        62,497
Other assets                                  34,181        36,905
  Total  Assets                           $2,175,106    $2,248,039


Liabilities and Shareholders' Equity:
Deposits:
 Noninterest bearing                      $  257,073    $  281,302
 Interest bearing                          1,621,711     1,639,839
Total deposits                             1,878,784     1,921,141
Federal funds purchased and other
 short-term borrowings                        40,424        43,405
Other liabilities                             15,519        13,491
Advances from Federal Home Loan Bank          18,656        51,384
Long-term debt                                53,724        53,823
   Total  Liabilities                      2,007,107     2,083,244


Shareholders' Equity:
Preferred stock, 300,000 shares authorized and unissued
Common stock, $5 par value,
 shares authorized  25,000,000;
 shares issued 1999-11,070,825;
 1998-10,064,969                              55,354        50,325
Capital surplus                               45,910        28,057
Treasury Stock, 7,760 shares of
 common stock at cost                           (175)            0
Retained earnings                             68,067        84,827
Accumulated other comprehensive income        (1,157)        1,586
 Total Shareholders' Equity                  167,999       164,795

 Total Liabilities and
 Shareholders' Equity                     $2,175,106    $2,248,039




The accompanying notes are an integral part of these statements.

Consolidated Statements of Income
                                   Three months ended  Six months ended
                                        June 30            June 30
(In thousands except per share data)  1999      1998      1999    1998
Interest Income:
 Interest and fees on loans         $34,419   $34,442   $68,068 $68,145
 Interest and dividends on securities
   Taxable                            4,536     3,088     9,222   6,460
  Tax exempt                            757       512     1,490   1,150
 Interest on federal funds sold         985       603     2,328     798
 Interest on deposits in other financial
  institutions                            2         0         4       5
  Total Interest Income              40,699    38,645    81,112  76,558

Interest Expense:
 Interest on deposits                17,850    16,433    35,879  32,278
 Interest on federal funds purchased and
  other short-term borrowings           473       402       957     925
 Interest on advances from
  Federal Home  Loan  Bank              274     1,841       671   3,603
 Interest on long-term debt           1,128     1,192     2,352   2,384
  Total Interest Expense             19,725    19,868    39,859  39,190

Net interest income                  20,974    18,777    41,253  37,368
Provision for loan losses             2,671     4,053     4,705   6,558
Net interest income after
 provision for loan losses           18,303    14,724    36,548  30,810

Noninterest Income:
 Service charges on deposit accounts  2,431     1,836     4,586   3,474
 Gains on sale of loans, net            384       666     1,088   1,104
 Trust income                           648       479     1,163     911
 Securities gains, net                    0        12         0      12
 Other                                1,707     2,824     3,328   4,352
  Total Noninterest Income            5,170     5,817    10,165   9,853

Noninterest Expense:
 Salaries and employee benefits       7,193     6,834    14,712  13,912
 Occupancy, net                       1,250     1,149     2,426   2,162
 Equipment                            1,176       939     2,439   1,895
 Data processing                        811       839     1,665   1,678
 Stationery, printing and
  office supplies                       407       458       772     839
 Taxes other than payroll,
  property and income                   356       544       797   1,065
 FDIC insurance                          25        71       147     133
 Other                                4,432     3,468     8,519   6,676
  Total Noninterest Expense          15,650    14,302    31,477  28,360

Income before income taxes            7,823     6,239    15,236  12,303
Income tax expense                    2,391     1,999     4,704   3,899
  Net Income                          5,432     4,240    10,532   8,404
Other comprehensive income, net of tax:
 Unrealized holding gains/(losses) arising
 during period                         (470)       30    (1,157)    130
  Comprehensive income              $ 4,962   $ 4,274   $ 9,375 $ 8,534


Basic  earnings  per  share            0.49(1)   0.38(1)   0.95(1) 0.76(1)
Diluted  earnings  per  share          0.49(1)   0.38(1)   0.95(1) 0.75(1)

Average shares outstanding          11,067(1) 11,069(1) 11,067(1) 11,069(1)

(1) Per share data and average shares outstanding have been restated to reflect the 10% stock dividend issued on April 15, 1999.

The accompanying notes are an integral part of these statements.

Consolidated Statements of Cash Flows
                                                     Six months ended
                                                          June 30
(In thousands)                                        1999       1998
Cash flows from operating activities:
  Net income                                      $  10,532  $   8,404
  Adjustments to reconcile net income to net
   cash provided by operating activities:
  Depreciation and amortization                       3,862      2,420
  Provision for loan and other real estate losses     4,733      6,574
  Securities gains, net                                   0          0
  Gain on sale of loans, net                         (1,088)    (1,104)
  (Gain)/loss on sale of assets                           1         (3)
  Net amortization of securities premiums               246        171
  Net change in loans held for sale                   1,465      1,220
  Changes in:
   Other assets                                       5,000      1,492
   Other liabilities                                  3,884      2,178
     Net cash provided by operating activities       28,635     21,352

Cash flows from investing activities:
  Proceeds from:
  Sale/call of securities available-for-sale          1,278      2,189
    Maturity of securities available-for-sale        47,242     29,131
    Maturity of securities held-to-maturity           3,982      5,582
  Principal payments on mortgage-backed securities    7,366     13,198
  Purchase of:
    Securities available-for-sale                   (50,866)   (12,613)
    Securities held-to-maturity                           0          0
  Mortgage-backed securities                            (10)         0
  Net change in loans                               (62,735)   (32,759)
  Net change in premises and equipment                 (855)    (3,276)
  Other                                                   0          1
     Net cash used in investing activities          (54,598)     1,453

Cash flows from financing activities:
  Net change in deposits                            (42,357)    24,804
  Net change in federal funds purchased and
    other short-term borrowings                      (2,981)   (20,751)
  Advances from Federal Home Loan Bank                    0     31,000
  Repayments of advances from Federal Home Loan Bank(32,728)    (6,762)
  Proceeds from long-term debt                            0          0
  Payments on long-term debt                            (99)       (96)
  Payments for redemption of common stock              (535)       (96)
  Issuance of treasury stock                            291         67
  Dividends paid                                     (6,197)    (4,026)
     Net cash provided by financing activities      (84,606)    24,140

Net increase (decrease) in cash and
 cash equivalents                                  (110,569)    46,945
Cash and cash equivalents at beginning of year      233,133     61,404
Cash and cash equivalents of acquired banks               0    176,358
Cash and cash equivalents at end of period        $ 122,564  $ 284,707


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

      The amortized cost and fair value of securities available-for-sale as of June 30, 1999 are summarized as follows:

                                            Amortized    Fair
(in thousands)                                 Cost      Value

U.S. Treasury and government agencies       $ 62,581   $ 62,654
Mortgage-backed pass through
     certificates                            144,997    143,784

Collateralized mortgage obligations           40,909     40,555
Other debt securities                         27,399     26,651

     Total  debt securities                  275,886    273,644
Equity securities                             25,308     25,421
     Total Securities                       $301,194   $299,065

     The amortized cost and fair value of securities held-to-maturity as of June 30, 1999 are summarized as follows:

                                            Amortized    Fair
(in thousands)                                 Cost      Value

U.S. Treasury and government agencies       $ 12,499   $ 10,998
States and political subdivisions             38,095     38,947
Mortgage-backed pass through
     certificates                             17,594     17,527

Collateralized mortgage obligations            3,800      3,765
     Total Securities                       $ 71,988   $ 71,237

Note 3 - Loans

     Major classifications of loans are summarized as follows:

                                          June 30    December 31
(in thousands)                              1999        1998
Commercial, secured by real estate      $  372,038    $  329,611
Commercial, other                          296,549       279,406
Real Estate Construction                    89,634        87,625
Real Estate Mortgage                       388,986       399,035
Consumer                                   403,910       400,893
Equipment Lease Financing                    7,337         5,816
                                        $1,558,454    $1,502,386


Note 4 - Long-Term Debt

     Long-Term Debt consists of the following:

                                            June 30   December 31
(in thousands)                                1999        1998
Trust Preferred Securities *              $  34,500   $  34,500
Senior Notes                                 12,230      12,230
Revolving Bank Note                           5,500       5,500
Other                                         1,494       1,593
                                          $  53,724   $  53,823


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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Overview

      Community Trust Bancorp, Inc. (the "Company") is a multi-bank holding company headquartered in Pikeville, Kentucky. At June 30, 1999 the Company owned one commercial bank, one savings bank and one trust company. Through its affiliates, the Company has over sixty banking locations serving 85,000 households in Eastern and Central Kentucky and West Virginia. The Company had total assets of $2.18 billion and total shareholders' equity of $168 million as of June 30, 1999. The Company's common stock is listed on NASDAQ under the symbol CTBI. Market makers are Herzog, Heine, Geduld, Inc., New York, New York; J.J.B. Hilliard, W.L. Lyons, Inc., Louisville, Kentucky; Morgan, Keegan and Company, Inc., Memphis, Tennessee; Robinson Salomon Smith Barney, Atlanta, Georgia; J.C. Bradford & Co., Louisville, Kentucky; Keefe, Bruyette & Woods, Inc., New York, New York.


Stock Dividend

     The Company's Board of Directors approved a 10% stock dividend in 1999. The stock dividend was paid on April 15, 1999 to shareholders of record on March 20, 1999, in addition to the regular quarterly cash dividends paid on (1) April 1, 1998 of 18 cents per share for shareholders of record on March 15, 1998, (2) July 1, 1998 of 18 cents per share for shareholders of record on June 15, 1998, (3) October 1, 1998 of 18 cents per share for shareholders of record on September 15, 1998, (4) January 1, 1999 of 19 cents per share for shareholders of record on December 15, 1998, (5) April 1, 1999 of 19 cents per share for shareholders of record on March 15, 1999 and (6) July 1, 1999 of 20 cents per share for shareholders of record on June 15, 1999. All per share data has been restated to reflect this stock dividend.


Income Statement Review

     The Company's net income for the three months ended June 30, 1999 was $5.4 million or $0.49 per share as compared to $4.2 million or $0.38 per share for the three months ended June 30, 1998. Net income for the six months ended June 30, 1999 was $10.5 million or $0.95 per share as compared to $8.4 million or $0.76 per share for the six months ended June 30, 1999. The following table sets forth on an annualized basis the return on average assets and return on average shareholders' equity for the three and six month periods ending June 30, 1999 and 1998:

                                    Three months ended   Six months ended
                                           June 30            June 30
                                         1999   1998        1999   1998

Return on average shareholders' equity  12.96% 10.52%      12.66% 10.76%

Return on average assets                 0.99%  0.90%       0.97%  0.91%


     The Company's net income for the second quarter of 1999 increased $1,192 thousand or 28.1% as compared to the same period in 1998. Earnings per share increased $0.11 per share or 28.9% for the three months ended June 30, 1999, as compared to the second quarter of 1998. The increase in net income was the result of an increase in net interest income (11.7%) and a decrease in provision for loan losses (34.1%). A decrease in noninterest income (11.1%) and an increase in noninterest expense (9.4%) partially offset the factors contributing to the increase in net income.

      Provision for loan losses for the three months ended June 30, 1999 was $2.7 million, compared to $4.1 million for the same period in 1998. See "Provision For Loan Losses" below for an explanation of the decrease.

Net Interest Income

      Net interest income increased $2.2 million or 11.7% from $18.8 million for the second quarter of 1998 to $21.0 million for the second quarter of 1999. Interest income increased $2.1 million or 5.3% for the quarter ending June 30, 1999 as compared to the same period in 1998, while interest expense had a slight decrease of $143 thousand.

      The yield on interest earning assets decreased 65 basis points for the second quarter of 1999 as compared to the same period in 1998. The cost of interest bearing funds also decreased by 71 basis points for the second quarter of 1999 as compared to the same period in 1998. As a result, the net interest margin decreased from 4.43% for the second quarter of 1998 to 4.37% for the current quarter.

      The Company's loan portfolio, its highest yielding asset, continues to expand through new markets and internally generated growth. The Company's loan portfolio increased 5.4% from $1.48 billion for the second quarter of 1998 to $1.56 billion for the second quarter of 1999.

     The following table summarizes the annualized net interest spread and net interest margin for the three and six months ended June 30, 1999 and 1998.

                                   Three Months EndedSix Months Ended
                                           June 30         June 30
                                        1999   1998     1999   1998
Yield on interest earning assets        8.34%  8.99%    8.34%  9.03%
Cost of interest bearing funds          4.52%  5.23%    4.58%  5.24%
Net interest spread                     3.82%  3.76%    3.76%  3.79%
Net interest margin                     4.37%  4.43%    4.32%  4.47%

Provision for Loan Losses

      The analysis of the changes in the allowance for loan losses and selected ratios is set forth below.

                                            Six Months Ended
                                                June 30
(in thousands)                             1999        1998

Allowance balance January 1              $26,089      $20,465
Allowance of acquired banks                    -          311
Additions to allowance charged
 against operations                        4,705        6,558
Recoveries credited to allowance           3,102        2,136
Losses charged against allowance          (8,409)      (6,929)
Allowance balance at June 30             $25,487      $22,541

Allowance for loan losses to
 period-end loans                           1.64%        1.53%
Average loans, net of unearned income $1,517,592   $1,443,777
Provision for loan losses to
 average loans, annualized                  0.63%        0.92%
Loan charge-offs, net of recoveries to
 average loans, annualized                  0.71%        0.67%


      The Company decreased its provision for loan losses during the first six months of 1999. This is the result of the special charge taken in September 1998. In September 1998, CTBI took a special charge of $7.3 million to clean up problems in the Indirect Loan Portfolio. Six million ($6.0 million) of this charge was booked as additional Provision for Loan Losses. As a result, losses incurred in the Company's pre-1998 Indirect Lending Portfolio are charged against this provision.

      Net charge-offs represent the amount of loans charged off less amounts recovered on loans previously charged off. Net charge-offs as a percentage of average loans outstanding increased 4 basis points to 0.71% for the six months ended June 30, 1999 as compared to the same period in 1998. The Company's non-performing loans (90 days or more past due and non-accrual) were 1.37% and 1.26% of outstanding loans at December 31, 1998 and June 30, 1999, respectively.

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

Noninterest Income

      The Company's noninterest income decreased 11.1% from $5.82 million for the three months ended June 30, 1998 to $5.17 million for the three months ended June 30, 1999. This decrease is largely contributed to a gain on the sale of fixed assets in the second quarter of 1998 of $1.3 million. A decrease of 42.3% in gains on the sale of loans is also a contributing factor. Service charges on deposit accounts increased 44.6% for the three months ended June 30, 1999 as compared to the same period in 1998.

Noninterest Expense

      The Company's noninterest expense increased by 9.4% from $14.3 million for the three months ended June 30, 1998 to $15.7 million for the same period in 1999. All major categories of noninterest expense experienced increases for the quarter ended June 30, 1999 compared to the same quarter in 1998. This is primarily the result of the
Company's 1998 acquisition of twelve additional branches (see discussion of acquisitions above). While the total noninterest expense increased, the noninterest expense expressed in terms of a percentage to average assets decreased from 0.76% for the three months ended June 30, 1998 to 0.71% for the same period in 1999.


                                  Cash Basis Income

                                            Three Months Ended
                                               June 30, 1999
                                                  Amortization
                                  Reported            Core Deposit    "Cash"
                                  Earnings  Goodwill   Intangible    Earnings

Income before income tax expense  $ 7,823    $  642      $  145       $ 8,610
  Income tax expense                2,391       205          51         2,647

Net income                        $ 5,432    $  437      $   94       $ 5,963

Basic earnings per common share   $  0.49    $ 0.04      $ 0.01       $  0.54

Diluted earnings per common share $  0.49    $ 0.04      $ 0.01       $  0.54

                                             Six Months Ended
                                               June 30, 1999
                                                  Amortization
                                  Reported            Core Deposit    "Cash"
                                  Earnings  Goodwill   Intangible    Earnings

Income before income tax expense  $15,236   $ 1,284      $  290       $16,810
  Income tax expense                4,704       410         102         5,216

Net income                        $10,532   $   874      $  188       $11,594

Basic earnings per common share   $  0.95   $  0.08      $ 0.02       $  1.05

Diluted earnings per common share $  0.95   $  0.08      $ 0.02       $  1.04

These calculations were specifically formulated by the Company and may not be comparable to similarly titled measures reported by other companies.

Earnings per share calculations have been restated to reflect the 10% stock dividend payable April 15, 1999.


Balance Sheet Review

      Total asset size was $2.25 billion at December 31, 1998 compared to $2.18 billion at June 30, 1999. During the last six months, loans increased 7.5% on an annualized basis from $1.50 billion to $1.56 billion. Federal funds sold decreased from $135.0 million at December 31, 1998 to $42.9 million at June 30, 1999. This decrease was driven by an increase in the loan portfolio and reductions in Federal Home Loan Bank advances of $32.7 million and total deposits of $42.4 million.

      The Company's largest liability, deposits, decreased from $1.92 billion as of December 31, 1998 to $1.88 billion as of June 30, 1999. Noninterest bearing deposits declined from $281.3 million at December 31, 1998 to $257.1 million at June 30, 1999. Interest bearing deposits decreased slightly from $1,639.8 million at December 31, 1998 to $1,621.7 million at June 30, 1999. The Company is using the liquidity from the branch acquisitions to pay down its advances from Federal Home Loan Bank as the opportunity arises. For the six months ended June 30, 1999, the Company reduced its Federal Home Loan Bank advances from $51.4 million to $18.7 million.


Loans

      Loans increased from $1.50 billion as of December 31, 1998 to $1.56 billion as of June 30, 1999, primarily due to the growth of the Company's commercial loan portfolio. The category of commercial loans secured by real estate increased from $329.6 million as of December 31, 1998 to $372.0 million as of June 30, 1999 while other commercial loans increased from $279.4 million as of December 31, 1998 to $296.5 million as of June 30, 1999.

     Non-accrual and 90 days past due loans amounted to 1.37% of total loans outstanding as of December 31, 1998 and 1.26% of total loans outstanding as of June 30, 1999. Non-accrual loans as a percentage of total loans outstanding were 0.99% as of December 31, 1998 and at 1.02% at June 30, 1999. During the same period, loans 90 days or more past due decreased 14 basis points from 0.38% of total loans outstanding to 0.24%. The allowance for loan losses decreased from 1.74% of total loans outstanding as of December 31, 1998 to 1.64% as of June 30, 1999. This is consistent with our plan to absorb losses taken in our pre-1998 Indirect Lending Portfolio in the allowance after the special provision was made in September 1998. The allowance for loan losses as a percentage of non-accrual loans and loans past due 90 days or more was 126.9% at December 31, 1998 and 129.8% at June 30, 1999.

      The following table summarizes the Company's loans that are non-accrual or past due 90 days or more as of June 30, 1999 and December 31, 1998.

                                        As a % of   Accruing loans  As a % of
                          Non-accrual loan balances   past due 90  loan balances
                             loans     by category   days or more   by category
(in thousands)
June 30, 1999

Commercial loans,
  secured by real estate    $ 7,247       1.62%        $   605         0.13%
Commercial loans, other       3,550       1.17           1,033         0.34
Consumer loans
  secured by real estate      4,588       1.14           1,089         0.27
Consumer loans, other           562       0.14             969         0.24
 Total                      $15,947       1.02%        $ 3,696         0.24%


December 31, 1998

Commercial loans,
  secured by real estate    $ 5,294       1.61%        $   680         0.21%
Commercial loans, other       4,458       1.56             708         0.25
Consumer loans,
   secured by real estate     4,771       0.98           2,077         0.43
Consumer loans, other           407       0.10           2,170         0.54
 Total                      $14,930       0.99%        $ 5,635         0.38%

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


Securities

      The Company uses its securities held-to-maturity for production of income and to manage cash flow needs through expected maturities. The Company uses its securities available-for-sale for income and balance sheet liquidity management. The book value of securities available-for-sale decreased from $301.1 million as of December 31, 1998 to $299.1 million as of June 30, 1999. Securities held-to-maturity declined from $83.4 million to $72.0 million during the same period. Total securities as a percentage of total assets were 17.1% as of December 31, 1998 and as of June 30, 1999.


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

Validation Phase - (Complete) - Testing, while inherent in each phase, plays a key role in the success of our entire Year 2000 project. This phase includes testing of all incremental changes to hardware and software components, along with interfaces and connections with other systems. Also, validation from both internal and external users is required. During this phase, monitoring and communications with our service and software vendors will be maintained to assure these vendor efforts are tracked and their progress closely monitored. Our core third party data processor, one of the country's leading suppliers of financial institution data processing services, has already installed Year 2000 upgrades to their data processing systems. We have performed substantial off-site and on-site testing of this upgrade.

Implementation Phase - (Complete) -Our data processing Systems will be certified as Year 2000 compliant. For any system failing certification, the business effect will be clearly assessed and the organization's Year 2000 contingency plans will be implemented. This phase will also ensure that any new systems or subsequent changes to verified systems are compliant with Year 2000 requirements. We have completed testing and determined that all of our major systems are Year 2000 ready. We have also verified that our systems will recognize that 2000 is a leap year, and continue to work closely with our client and vendor companies to verify that they also are prepared for the century date change. In addition, we have drafted our "Business Resumption Plan" which provides contingency plans for all identified Year 2000 issues.

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

      Deposits decreased from $1.921 billion to $1.879 billion from December 31, 1998 to June 30, 1999. Noninterest bearing deposits decreased by $24.2 million while interest-bearing deposits decreased by $18.1 million.

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

      The Company owns $299.1 million of securities valued at market price that are designated as available-for-sale and available to meet liquidity needs on a continuing basis. The Company also relies on Federal Home Loan Bank advances for both liquidity and management of its asset/liability position. These advances have sometimes been matched against pools of residential mortgage loans, which are not sold in the secondary market, some of which have original maturities of ten to fifteen years. Federal Home Loan Bank advances decreased from $51.4 million as of December 31, 1998 to $18.7 million as of June 30, 1999.

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

      On a limited basis, the Company may use interest rate swaps and sales of options on securities as additional tools in managing interest rate risk. Interest rate swaps involve an exchange of cash flows based on the notional principal amount and agreed upon fixed and variable interest rates. In this transaction, the Company would typically agree to pay a floating interest rate based on London Inter-Bank Offering Rate (LIBOR) and receive a fixed interest rate in return. On options, the Company would typically sell the right to a third party to purchase securities the Company currently owns at a fixed price on a future date. The Company had no options outstanding at June 30, 1999.

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

      The primary source of capital for the Company is retained earnings. The Company paid cash dividends of $0.20 per share for the second quarter of 1999 and $0.18 per share for the second quarter of 1998. Earnings per share for the same periods were $0.49 and $0.38, respectively. The Company retained 59% of earnings for the second quarter of 1999.

      Under guidelines issued by banking regulators, the Company and its subsidiary banks are required to maintain a minimum Tier 1 risk-based capital ratio of 4% and a minimum total risk-based ratio of 8%. Risk-based capital ratios weight the relative risk factors of all assets and consider the risk associated with off-balance sheet items. The Company must also maintain a minimum Tier 1 leverage ratio of 4% as of September 30, 1997. The Company's Tier 1 leverage, Tier 1 risk-based and total risk-based ratios were 6.68%, 8.64% and 9.89%, respectively as of June 30, 1999.

      As of June 30, 1999, management is not aware of any current recommendations by banking regulatory authorities which, if they were to be implemented, would have, or would be reasonably likely to have, a material adverse impact on the Company's liquidity, capital resources, or operations.


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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

      The Company currently does not engage in any derivative or hedging activity. Refer to the Company's 1998 10-K for analysis of the interest rate sensitivity.


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                       None

Item 2.  Changes in Securities                   None

Item 3.  Defaults Upon Senior Securities         None

Item 4.  Submission of Matters to a vote
        of Security Holders

The Company's Annual Meeting of Shareholders was held on April 27, 1999. The following items were approved:

          1) Election of the following members to the Company's Board of Directors for the ensuing year.

          Nominee                       In Favor    Withheld
     Charles J. Baird                  7,589,048     136,218
     Burlin Coleman                    7,577,964     147,302
     Nick A. Cooley                    7,599,341     125,925
     William A. Graham, Jr.            7,600,159     125,107
     Jean R. Hale                      7,589,111     136,155
     M. Lynn Parrish                   7,353,107     372,159
     Ernest M. Rogers                  7,594,878     130,388
     Steven L. Lawson                  7,599,036     126,230

          2) Ratification of Ernst & Young, L.L.P. as the Company's independent certified public accountants for 1999.

     The votes of the shareholders on this item were as follows:

          In Favor              Opposed          Abstained
         7,651,387               5,939             70,160

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


                                  COMMUNITY TRUST BANCORP, INC.
                                  by




Date:  August 13, 1999             /s/ Jean R. Hale
                                   Jean R. Hale
                                   President and
                                   Principal Executive Officer






                                   /s/ Kevin Stumbo
                                   Kevin Stumbo
                                   Chief Accounting Officer