Form 10-Q
period 1999-09-30
COMMUNITY TRUST BANCORP INC /KY/
filed 1999-11-15
CIK 350852

18







                  SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, DC. 20549

                               FORM 10-Q


     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended September 30, 1999

                                  or

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

     Common stock - 11,047,581 shares outstanding at October 31, 1999

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

  Index to consolidated financial statements:

      Consolidated Balance Sheets                    3
      Consolidated Statements of Income              4
      Consolidated Statements of Cash Flows          5
      Notes to Consolidated Financial Statements     6

Consolidated Balance Sheets

                                          September 30   December 31
(In thousands except share data)              1999           1998

Assets:
Cash and due from banks                   $   78,019    $   97,487
Interest bearing deposits in
 other financial institutions                    390           646
Federal funds sold                                 0       135,000
Securities available-for-sale                279,976       301,052
Securities held-to-maturity (fair value
 of $64,711 and
 $83,097, respectively)                       65,549        83,359
Loans                                      1,614,371     1,502,386
 Allowance for loan losses                   (25,710)      (26,089)
 Net loans                                 1,588,661     1,476,297
Premises and equipment, net                   52,800        54,796
Excess of cost over net assets acquired (net of
 accumulated amortization of
 $11,400 and $9,559, respectively)            60,212        62,497
Other assets                                  33,081        36,905
  Total  Assets                           $2,158,688    $2,248,039


Liabilities and Shareholders' Equity:
Deposits:
 Noninterest bearing                      $  245,351    $  281,302
 Interest bearing                          1,609,616     1,639,839
Total deposits                             1,854,967     1,921,141
Federal funds purchased and other
 short-term borrowings                        46,387        43,405
Other liabilities                             15,414        13,491
Advances from Federal Home Loan Bank          17,808        51,384
Long-term debt                                53,691        53,823
   Total  Liabilities                      1,988,267     2,083,244


Shareholders' Equity:
Preferred stock, 300,000 shares
 authorized and unissued
Common stock, $5 par value, shares
 authorized  25,000,000; shares
 outstanding  1999  -  11,053,011;
 1998   -   10,064,969                        55,265        50,325
Capital surplus                               45,611        28,057
Retained earnings                             71,491        84,827
Accumulated other comprehensive income        (1,946)        1,586
 Total Shareholders' Equity                  170,421       164,795

  Total  Liabilities and
  Shareholders' Equity                    $2,158,688    $2,248,039




The accompanying notes are an integral part of these statements.

Consolidated Statements of Income
                                     Three months ended    Nine months ended
                                        September 30         September 30
(In thousands except per share data)   1999      1998       1999      1998
Interest Income:
 Interest and fees on loans          $35,282   $34,866    $103,349  $103,011
 Interest and dividends on securities
  Taxable                              4,433     4,844      13,654    12,453
  Tax exempt                             737         0       2,227         0
 Interest on federal funds sold          301     1,958       2,630     2,756
 Interest on deposits in other financial
  institutions                             2         2           6         7
  Total Interest Income               40,755    41,670     121,866   118,227

Interest Expense:
 Interest on deposits                 17,738    18,880      53,616    51,158
 Interest on federal funds purchased and
  other short-term borrowings            436       672       1,392     1,597
 Interest on advances from Federal
  Home Loan Bank                         262     1,614         933     5,217
 Interest on long-term debt            1,178     1,192       3,531     3,576
  Total Interest Expense              19,614    22,358      59,472    61,548

Net interest income                   21,141    19,312      62,394    56,679
Provision for loan losses              2,200     8,160       6,905    14,718
Net interest income after provision
 for loan  losses                     18,941    11,152      55,489    41,961

Noninterest Income:
 Service charges on deposit accounts   2,570     2,047       7,156     5,521
 Gains on sale of loans, net             295       449       1,383     1,553
 Trust income                            604       506       1,768     1,417
 Securities gains, net                     0         0           0        12
 Other                                 2,061     1,714       5,390     6,066
  Total Noninterest Income             5,530     4,716      15,697    14,569

Noninterest Expense:
 Salaries and employee benefits        7,987     7,318      22,699    21,230
 Occupancy, net                        1,264     1,155       3,690     3,317
 Equipment                             1,206       912       3,644     2,807
 Data processing                         940       819       2,608     2,497
 Stationery, printing and
  office supplies                        388       458       1,160     1,297
 Taxes other than payroll,
  property and income                    237       522       1,034     1,587
 FDIC insurance                           77        75         224       207
 Other                                 4,220     6,198      12,739    12,875
  Total Noninterest Expense           16,319    17,457      47,798    45,817

Income before income taxes             8,152    (1,589)     23,388    10,713
Income tax expense                     2,514    (2,293)      7,218     1,606
  Net Income                           5,638       704      16,170     9,107
Other comprehensive income, net of tax:
 Unrealized holding gains/(losses) arising
  during period                       (2,375)      951      (3,532)    1,081
 Comprehensive income                $ 3,263   $ 1,655     $12,638   $10,188


Basic earnings per share                0.51(1)   0.06(1)     1.46(1)   0.82(1)
Diluted  earnings  per  share           0.50(1)   0.06(1)     1.44(1)   0.82(1)

Average shares outstanding            11,068(1) 11,069(1)   11,067(1) 11,069(1)

(1)Per share data and average shares outstanding have been restated to reflect the 10% stock dividend issued on April 15, 1999.

The accompanying notes are an integral part of these statements.

Consolidated Statements of Cash Flows
                                                    Nine months ended
                                                       September 30
(In thousands)                                      1999         1998
Cash flows from operating activities:
  Net income                                     $  16,170    $   9,108
  Adjustments to reconcile net income to net
   cash provided by operating activities:
  Depreciation and amortization                      5,763        3,890
  Provision for loan and other real estate losses    7,024       14,777
  Securities gains, net                                  0            0
  Gain on sale of loans, net                        (1,383)      (1,553)
  (Gain)/loss on sale of assets                         (5)         (20)
  Net amortization of securities premiums              363          273
  Net change in loans held for sale                  3,337        1,415
  Changes in:
   Other assets                                      7,073        2,574
   Other liabilities                                 3,054          444
     Net cash provided by operating activities      41,396       30,908

Cash flows from investing activities:
  Proceeds from:
   Sale/call of securities available-for-sale        1,491        2,189
   Maturity of securities available-for-sale        68,200       37,352
   Maturity of securities held-to-maturity           7,422        6,967
   Principal payments on mortgage-backed securities 10,343       20,344
  Purchase of:
   Securities available-for-sale                   (54,307)    (150,549)
   Securities held-to-maturity                           0            0
  Mortgage-backed securities                           (10)           0
  Net change in loans                             (122,798)     (24,518)
  Net change in premises and equipment              (1,418)      (5,470)
  Other                                                  0            0
      Net  cash used in investing activities       (91,077)    (113,685)

Cash flows from financing activities:
  Net change in deposits                           (66,174)     (11,839)
  Net change in federal funds purchased and
    other short-term borrowings                      2,982       (9,980)
  Advances from Federal Home Loan Bank                   0       31,000
  Repayments of advances from
   Federal Home Loan Bank                          (33,576)     (21,596)
  Proceeds from long-term debt                           0            0
  Payments on long-term debt                          (132)        (125)
  Issuance and repurchase of common stock, net        (457)         (29)
  Dividends paid                                    (7,686)      (6,038)
     Net cash provided by financing activities    (105,043)     (18,607)

Net increase (decrease) in cash
 and cash equivalents                             (154,724)    (101,384)
Cash and cash equivalents at beginning of year     233,133       61,404
Cash and cash equivalents of acquired banks              0      294,759
Cash and cash equivalents at end of period        $ 78,409     $254,779


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

      The amortized cost and fair value of securities available-for-sale as of September 30, 1999 are summarized as follows:

                                            Amortized    Fair
(in thousands)                                 Cost      Value

U.S. Treasury and government agencies       $ 51,567   $ 51,552
Mortgage-backed pass through
     certificates                            137,622    135,683

Collateralized mortgage obligations           40,205     39,741
Other debt securities                         28,412     27,417

     Total  debt securities                  257,806    254,393
Equity securities                             25,563     25,583
     Total Securities                       $283,369   $279,976

     The amortized cost and fair value of securities held-to-maturity as of September 30, 1999 are summarized as follows:

                                            Amortized    Fair
(in thousands)                                 Cost      Value

U.S. Treasury and government agencies       $ 12,499   $ 11,128
States and political subdivisions             34,642     35,322
Mortgage-backed pass through
     certificates                             14,788     14,690

Collateralized mortgage obligations            3,620      3,571
     Total Securities                       $ 65,549   $ 64,711

Note 3 - Loans

     Major classifications of loans are summarized as follows:

                                        September 30    December 31
(in thousands)                               1999           1998
Commercial, secured by real estate       $  396,599     $  329,611
Commercial, other                           296,844        279,406
Real Estate Construction                     99,275         87,625
Real Estate Mortgage                        392,210        399,035
Consumer                                    422,227        400,893
Equipment Lease Financing                     7,217          5,816
                                         $1,614,372     $1,502,386



Note 4 - Long-Term Debt

     Long-Term Debt consists of the following:

September 30                                   December 31
(in thousands)                                1999       1998
Trust Preferred Securities *              $  34,500  $  34,500
Senior Notes                                 12,230     12,230
Revolving Bank Note                           5,500      5,500
Other                                         1,461      1,593
                                          $  53,691  $  53,823


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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Overview

      Community Trust Bancorp, Inc. (the "Company") is a multi-bank holding company headquartered in Pikeville, Kentucky. At September 30, 1999 the Company owned one commercial bank, one savings bank, one trust company and two special purpose Delaware corporations. Through its affiliates, the Company has over sixty banking locations serving 85,000 households in Eastern and Central Kentucky and West Virginia. The Company had total assets of $2.16 billion and total shareholders' equity of $170 million as of September 30, 1999. The Company's common stock is listed on NASDAQ under the symbol CTBI. Market makers are Herzog, Heine, Geduld, Inc., New York, New York; J.J.B. Hilliard, W.L. Lyons, Inc., Louisville, Kentucky; Morgan, Keegan and Company, Inc., Memphis, Tennessee; Robinson Salomon Smith Barney, Atlanta, Georgia; J.C. Bradford & Co., Louisville, Kentucky; Keefe, Bruyette & Woods, Inc., New York, New York.


Stock Dividend

      The Company's Board of Directors approved a 10% stock dividend in
1999.   The  stock dividend was paid on April 15, 1999 to shareholders of record on March 20, 1999, in addition to the regular quarterly cash dividends paid on (1) April 1, 1998 of 18 cents per share for shareholders of record on March 15, 1998, (2) July 1, 1998 of 18 cents per share for shareholders of record on June 15, 1998, (3) October 1, 1998 of 18 cents per share for shareholders of record on September 15, 1998, (4) January 1, 1999 of 19 cents per share for shareholders of record on December 15, 1998, (5) April 1, 1999 of 19 cents per share for shareholders of record on March 15, 1999, (6) July 1, 1999 of 20 cents per share for shareholders of record on June 15, 1999 and (7) October 1, 1999 of 20 cents per share for shareholders of record on September 15, 1999. All per share data has been restated to reflect this stock dividend.


Income Statement Review

     The Company's net income for the three months ended September 30, 1999 was $5.6 million or $0.51 per share as compared to $0.7 million or $0.06 per share for the three months ended September 30, 1998 when the Company took a one time charge to clean up problems in its Indirect Lending Portfolio and to complete the efficiency initiative which began in 1997. Net income for the nine months ended September 30, 1999 was $16.2 million or $1.46 per share as compared to $9.1 million or $0.82 per share for the nine months ended September 30,
1999. The following table sets forth on an annualized basis the return on average assets and return on average shareholders' equity for the three and nine month periods ending September 30, 1999 and 1998:

                                   Three months ended   Nine months ended
                                       September 30        September 30
                                     1999       1998     1999       1998

Return on average shareholders'
 equity                             13.14%      1.69%   12.82%      7.50%

Return on average assets             1.03%      0.13%    0.99%      0.62%


      The Company's net income for the third quarter of 1999 increased $4.9 million or 700.9% as compared to the same period in 1998. Earnings per share increased $0.45 per share or 750.0% for the three months ended September 30, 1999, as compared to the third quarter of 1998. The Company's net income, excluding the special provision taken in 1998, increased $324 thousand or 6.1% for the three months ended September 30, 1999 as compared to same period in 1998. The increase in net income was the result of an increase in net interest income (9.5%), an increase in noninterest income (17.3%) and a decrease in noninterest expense (6.5%).

      Provision for loan losses for the three months ended September 30, 1999 was $2.2 million, compared to $8.2 million for the same period in 1998. See "Provision For Loan Losses" below for an explanation of the decrease.


Net Interest Income

      Net interest income increased $1.8 million or 9.5% from $19.3 million for the third quarter of 1998 to $21.1 million for the third quarter of 1999. Both interest income and interest expense decreased for the quarter ending September 30, 1999 as compared to the same period in 1998. Interest income decreased $0.9 million or 2.2% for the quarter ending September 30, 1999 as compared to the same period in 1998, while interest expense had a decrease of $2.7 million or 12.3%.

      The yield on interest earning assets decreased 19 basis points for the third quarter of 1999 as compared to the same period in 1998. The cost of interest bearing funds decreased by 62 basis points for the third quarter of 1999 as compared to the same period in 1998. The net interest margin increased from 4.02% for the third quarter of 1998 to 4.41% for the current quarter, a result of the Company's ability to redeploy funds into higher yielding loans.

      The Company's loan portfolio, its highest yielding asset, continues to expand through new markets and internally generated growth. The Company's loan portfolio increased 6.9% from $1.56 billion for the third quarter of 1998 to $1.61 billion for the third quarter of 1999.

      The following table summarizes the annualized net interest spread and net interest margin for the three and nine months ended September 30, 1999 and 1998.

                                 Three Months Ended       Nine Months Ended
                                     September 30            September 30
                                   1999      1998           1999     1998
Yield on interest earning asset s  8.37%     8.56%          8.35%    8.86%
Cost of interest bearing funds     4.52%     5.14%          4.56%    5.21%
Net interest spread                3.85%     3.42%          3.79%    3.65%
Net interest margin                4.41%     4.02%          4.35%    4.30%

Provision for Loan Losses

      The analysis of the changes in the allowance for loan losses and selected ratios is set forth below.

                                           Nine Months Ended
                                              September 30
(in thousands)                              1999        1998

Allowance balance January 1               $26,089      $20,465
Allowance of acquired banks                     -        1,066
Additions to allowance charged
 against operations                         6,905       14,717
Recoveries credited to allowance            4,176        3,241
Losses charged against allowance          (11,460)     (11,179)
Allowance balance at September 30         $25,710      $28,310

Allowance for loan losses to
 period-end loans                            1.59%        1.87%
Average loans, net of unearned income  $1,538,782   $1,455,941
Provision for loan losses to
 average loans, annualized                   0.60%        1.35%
Loan charge-offs, net of recoveries to
 average loans, annualized                   0.63%        0.73%


      The Company decreased its provision for loan losses during the first nine months of 1999. This is the result of the special charge taken in September 1998. In September 1998, CTBI took a special charge of $7.3 million to clean up problems in the Indirect Loan Portfolio. Six million ($6.0 million) of this charge was booked as additional

Provision for Loan Losses. As a result, losses incurred in the Company's pre-1998 Indirect Lending Portfolio are charged against this provision.

      Net charge-offs represent the amount of loans charged off less amounts recovered on loans previously charged off. Net charge-offs as a percentage of average loans outstanding decreased 10 basis points to 0.63% for the nine months ended September 30, 1999 as compared to the same period in 1998. The Company's non-performing loans (90 days or more past due and non-accrual) were 1.37% and 1.28% of outstanding loans at December 31, 1998 and September 30, 1999, respectively.

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

Noninterest Income

      The Company's noninterest income increased 17.3% from $4.72 million for the three months ended September 30, 1998 to $5.53 million for the three months ended September 30, 1999. This increase is largely contributed to an increase in service charges on deposit accounts of 25.5%. This increase is offset by a decrease in gains on sale of loans from $449 thousand for the three months ended September 30, 1998 as compared to $295 thousand as of the same period in 1999.

Noninterest Expense

      The Company's noninterest expense decreased by 6.5% from $17.5 million for the three months ended September 30, 1998 to $16.3 million for the same period in 1999. In the third quarter of 1998 a one time charge of $1.3 million was taken to complete the efficiency initiative which began in 1997. When excluding this one time charge noninterest expense was held relatively flat.

                           Cash Basis Income

                                          Three Months Ended
                                          September 30, 1999
                                             Amortization
                               Reported           Core Deposit    "Cash"
                               Earnings  Goodwill  Intangible    Earnings

Income before income
 tax expense                   $ 8,152     $ 642      $ 145       $ 8,939
  Income tax expense             2,514       205         51         2,770

Net income                     $ 5,638     $ 437      $  94       $ 6,169

Basic earnings per
 common share                  $  0.51     $0.04      $0.01       $  0.56

Diluted earnings per
 common share                  $  0.50     $0.04      $0.01       $  0.56

                                           Nine Months Ended
                                          September 30, 1999
                                             Amortization
                               Reported           Core Deposit    "Cash"
                               Earnings  Goodwill  Intangible    Earnings

Income before income
 tax expense                   $23,388    $1,926      $ 435       $25,749
  Income tax expense             7,218       614        152         7,984

Net income                     $16,170    $1,312      $ 283       $17,765

Basic earnings per
 common share                  $  1.46    $ 0.12      $0.03       $  1.61

Diluted earnings per
 common share                  $  1.44    $ 0.12      $0.03       $  1.59

These calculations were specifically formulated by the Company and may not be comparable to similarly titled measures reported by other companies.

Earnings per share calculations have been restated to reflect the 10% stock dividend payable April 15, 1999.


Balance Sheet Review

      Total asset size was $2.25 billion at December 31, 1998 compared to $2.16 billion at September 30, 1999. During the last nine months, loans increased 9.9% on an annualized basis from $1.50 billion to
$1.61 billion. The Company has successfully redeployed funds into higher yielding assets as is reflected in the elimination of federal funds sold of $135.0 million at December 31, 1998. This decrease was also driven by reductions in Federal Home Loan Bank advances of $33.6 million and total deposits of $66.2 million.

      The Company's largest liability, deposits, decreased from $1.92 billion as of December 31, 1998 to $1.85 billion as of September 30, 1999. Noninterest bearing deposits declined from $281.3 million at December 31, 1998 to $245.4 million at September 30, 1999. Interest bearing deposits also decreased from $1,639.8 million at December 31, 1998 to $1,609.6 million at September 30, 1999. The Company used the liquidity from the branch acquisitions in 1998 to pay down its advances from Federal Home Loan Bank as the opportunity arises. For the nine months ended September 30, 1999, the Company reduced its Federal Home Loan Bank advances from $51.4 million to $17.8 million.

Loans

      Loans increased from $1.50 billion as of December 31, 1998 to $1.61 billion as of September 30, 1999, primarily due to the growth of the Company's commercial loan portfolio. The category of commercial loans secured by real estate increased from $329.6 million as of December 31, 1998 to $396.6 million as of September 30, 1999 while other commercial loans increased from $279.4 million as of December 31, 1998 to $296.8 million as of September 30, 1999.

     Non-accrual and 90 days past due loans amounted to 1.37% of total loans outstanding as of December 31, 1998 and 1.28% of total loans outstanding as of September 30, 1999. Non-accrual loans as a percentage of total loans outstanding were 0.99% as of December 31, 1998 and at 1.07% at September 30, 1999. During the same period, loans 90 days or more past due decreased 16 basis points from 0.38% of total loans outstanding to 0.22%. The allowance for loan losses decreased from 1.74% of total loans outstanding as of December 31, 1998 to 1.59% as of September 30, 1999. This is consistent with our plan to absorb losses taken in our pre-1998 Indirect Lending Portfolio in the allowance after the special provision was made in September 1998. The allowance for loan losses as a percentage of non-accrual loans and loans past due 90 days or more was 126.9% at December 31, 1998 and 124.0% at September 30, 1999.

      The following table summarizes the Company's loans that are non-accruing or past due 90 days or more as of September 30, 1999 and December 31, 1998.

                                        As a % of   Accruing loans   As a % of
                         Non-accrual  loan balances  past due 90   loan balances
                            loans      by category   days or more   by category
(in thousands)
September 30, 1999

Commercial loans,
 secured by real estate    $ 7,182         1.50%       $  950            0.20%
Commercial loans, other      4,238         1.39           227            0.07
Consumer loans
 secured by real estate      5,268         1.29         1,244            0.30
Consumer loans, other          553         0.13         1,076            0.25
 Total                     $17,241         1.07%       $3,497            0.22%


December 31, 1998

Commercial loans,
 secured by real estate    $ 5,294         1.61%       $  680            0.21%
Commercial loans, other      4,458         1.56           708            0.25
Consumer loans,
 secured by real estate      4,771         0.98         2,077            0.43
Consumer loans, other          407         0.10         2,170            0.54
 Total                     $14,930         0.99%       $5,635            0.38%


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

Securities

      The Company uses its securities held-to-maturity for production of income and to manage cash flow needs through expected maturities. The Company uses its securities available-for-sale for income and balance sheet liquidity management. The book value of securities available-for-sale decreased from $301.1 million as of December 31, 1998 to $280.0 million as of September 30, 1999. Securities held-to-maturity declined from $83.4 million to $65.5 million during the same period. Total securities as a percentage of total assets were 17.1% as of December 31, 1998 and 16.0% as of September 30, 1999.


Disclosures Regarding Year 2000

      Many companies have undertaken major projects to address "Year 2000" readiness, which relates to the recognition of dates beyond 1999. Many software programs and hardware systems are in a two digit format which will not properly process into the next century. Community Trust Bancorp, Inc. has already taken the steps to be "Year 2000 compliant". Community Trust Bancorp, Inc. realized the importance of Year 2000 readiness early and committed the people and resources to prepare its systems for January 1, 2000 and beyond. Achieving Year 2000 readiness has been the company's top technology priority. Early on we formed both a Year 2000 Executive Steering Committee consisting of our top executives and top management, and a Year 2000 Working Team made up of employees from each key business area. These company leaders identified and repaired instances where dates may not have processed correctly within their area of operation and tested for interdependencies with clients, vendors and other corporate units. We identified and contacted the bank's significant vendors, inquiring about their own Year 2000 readiness plans, and have tracked and monitored their progress. These efforts were coordinated and tracked centrally by the Year 2000 Working Team and reported to the Year 2000 Executive Steering Committee and the Board of Directors on a regular basis.

Awareness Phase - (Complete) - We defined the Year 2000 problem and allocated the appropriate resources necessary to perform our compliance work. We established both a Year 2000 Executive Steering Committee and a Year 2000 Working Team and developed an overall strategy for our Year 2000 efforts that encompasses in-house systems, service bureaus for systems that are outsourced, vendors, auditors, customers, and suppliers.

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

Validation Phase - (Complete) - Testing, while inherent in each phase, played a key role in the success of our entire Year 2000 project. This phase included testing of all incremental changes to hardware and software components, along with interfaces and connections with other systems. Also, validation from both internal and external users was performed. During this phase, monitoring and communications with our service and software vendors was maintained to assure these vendor efforts were tracked and their progress closely monitored. Our core third party data processor, one of the country's leading suppliers of financial institution data processing services, installed Year 2000 upgrades to their data processing systems in October of 1998. We have successfully performed substantial off-site and on-site testing of this upgrade.

Implementation Phase - (Complete) -Our data processing Systems have been certified as Year 2000 compliant. This phase included controlled date change testing to ensure that any new systems or subsequent changes to verified systems are compliant with Year 2000 requirements. We have completed testing and determined that all of our major systems are Year 2000 ready. We have also verified that our systems will recognize that 2000 is a leap year. We continue to work closely with our client and vendor companies to verify that they also are prepared for the century date change. In addition, we have drafted our "Business Resumption Plan" which provides contingency plans for all identified Year 2000 issues.

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

      The 1999 costs associated with the Year 2000 project are based upon management's current best estimates, which were derived based upon numerous assumptions of future events, including availability of certain resources, third party modification plans and other factors. Actual results could vary from those anticipated.


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

      Deposits decreased from $1.921 billion to $1.855 billion from December 31, 1998 to September 30, 1999. Noninterest bearing deposits decreased by $36.0 million while interest-bearing deposits decreased by $30.2 million.

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

      The Company owns $280.0 million of securities valued at market price that are designated as available-for-sale and available to meet liquidity needs on a continuing basis. The Company also relies on Federal Home Loan Bank advances for both liquidity and management of its asset/liability position. These advances have sometimes been matched against pools of residential mortgage loans, which are not sold in the secondary market, some of which have original maturities of ten to fifteen years. Federal Home Loan Bank advances decreased from $51.4 million as of December 31, 1998 to $17.8 million as of September 30, 1999.

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

      On a limited basis, the Company may use interest rate swaps and sales of options on securities as additional tools in managing interest rate risk. Interest rate swaps involve an exchange of cash flows based on the notional principal amount and agreed upon fixed and variable interest rates. In this transaction, the Company would typically agree to pay a floating interest rate based on London Inter-Bank Offering Rate (LIBOR) and receive a fixed interest rate in return. On options, the Company would typically sell the right to a third party to purchase securities the Company currently owns at a fixed price on a future date. The Company had no options outstanding at September 30, 1999.

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

      The primary source of capital for the Company is retained earnings. The Company paid cash dividends of $0.20 per share for the third quarter of 1999 and $0.18 per share for the third quarter of 1998. Earnings per share for the same periods were $0.51 and $0.06, respectively. The Company retained 61% of earnings for the third quarter of 1999.

      Under guidelines issued by banking regulators, the Company and its subsidiary banks are required to maintain a minimum Tier 1 risk-based capital ratio of 4% and a minimum total risk-based ratio of 8%. Risk-based capital ratios weight the relative risk factors of all assets and consider the risk associated with off-balance sheet items. The Company must also maintain a minimum Tier 1 leverage ratio of 4% as of September 30, 1997. The Company's Tier 1 leverage, Tier 1 risk-based and total risk-based ratios were 6.96%, 8.86% and 10.11%, respectively as of September 30, 1999.

      As of September 30, 1999, management is not aware of any current recommendations by banking regulatory authorities which, if they were to be implemented, would have, or would be reasonably likely to have, a material adverse impact on the Company's liquidity, capital resources, or operations.

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


                                  COMMUNITY TRUST BANCORP, INC.
                                  by




Date:  November 15, 1999           /s/Jean R. Hale
                                   Jean R. Hale
                                   President and
                                   Principal Executive Officer






                                   /s/Kevin Stumbo
                                   Kevin Stumbo
                                   Chief Accounting Officer