Form 10-K
period 1999-12-31
COMMUNITY TRUST BANCORP INC /KY/
filed 2000-03-24
CIK 350852

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

(Mark One)

      X       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
  -------
              EXCHANGE ACT OF 1934 [FEE REQUIRED]
              For the fiscal year ended December 31, 1999

                                       OR

           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
  -------
           EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

              For the transition period from _______ to __________

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

             346 NORTH MAYO TRAIL
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

       Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

       The aggregate market value of voting stock held by non-affiliates of the registrant as of February 29, 2000 was $208,169,000. The number of shares outstanding of the Registrant's Common Stock as of February 29, 2000 was 11,028,823. For the purpose of the foregoing calculation only, all directors and executive officers of the Registrant have been deemed affiliates.

                       DOCUMENTS INCORPORATED BY REFERENCE

       Portions of the following documents are incorporated by reference into the Form 10-K part indicated

        Document                                              Form 10-K
        --------                                              ---------

  (1)   Proxy statement for the annual meeting                Part III
            of shareholders to be held April 25, 2000

                                     PART I

ITEM 1.  BUSINESS

       Community Trust Bancorp, Inc. (the "Corporation") is a bank holding company registered with the Board of Governors of the Federal Reserve System pursuant to section 5 (a) of the Bank Holding Company Act of 1956, as amended. The Corporation was incorporated August 12, 1980, under the laws of the Commonwealth of Kentucky for the purpose of becoming a bank holding company. On July 1, 1981, pursuant to a Merger Agreement dated May 30, 1981, the merger of Pikeville National Bank and Trust Company ("PNB") as a subsidiary of the Corporation was consummated, whereby PNB became a wholly-owned subsidiary of the Corporation through an exchange of one share of common stock of PNB for two shares of common stock of the Corporation. Prior to the date the merger became effective, the Corporation conducted no active business operations. Since the merger, the business of the Corporation has been to act as a holding company for affiliate financial institutions. The Corporation currently owns all the capital stock of one commercial bank, one thrift and one trust company, serving small and mid-sized communities in eastern, central, south central Kentucky, and southern West Virginia. The commercial bank is Community Trust Bank, NA, Pikeville. The Corporation's thrift is Community Trust Bank, FSB, Campbellsville. The trust company, Trust Company of Kentucky, NA, Lexington, purchased the trust operations of its subsidiary banks and has additional offices in Pikeville, Ashland, Middlesboro and Louisville, Kentucky. The trust subsidiary commenced business operations on January 1, 1994. At December 31, 1999, the Corporation had total consolidated assets of $2.2 billion and total consolidated deposits of $1.9 billion, making it one of the larger bank holding companies headquartered in the Commonwealth of Kentucky.

       Effective January 1, 1997, the Corporation changed its name from Pikeville National Corporation to Community Trust Bancorp, Inc., changed the name of its lead bank from Pikeville National Bank and Trust Company to Community Trust Bank, National Association (the "Bank") and merged seven of its other commercial bank subsidiaries into the Bank. The Corporation's thrift and trust subsidiaries, Community Trust Bank, FSB and Trust Company of Kentucky, NA, remain subsidiaries of the Corporation.

       On June 26, 1998, the Corporation's wholly owned subsidiary, Community Trust Bank of West Virginia, NA, purchased seven Banc One Corporation branches with deposits totaling $216 million. On December 31, 1998 Community Trust Bank of West Virginia, NA merged into Community Trust Bank, NA. Also in 1998, Community Trust Bank, NA purchased five branch offices from PNC Bank, NA with deposits totaling $195 million.

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

       Since July 1989, banking legislation in Kentucky places no limits on the number of banks or bank holding companies that a bank holding company may acquire. Interstate acquisitions are allowed where reciprocity exists between the laws of Kentucky and the home state of the bank holding company to be acquired. Bank holding companies continue to be limited to control of less than 15% of deposits held by banks in the states where they do business (exclusive of inter-bank and foreign deposits).

       The recently adopted Gramm-Leach-Bliley Act of 1999 (the "Gramm Act") has expanded the permissible activities of a bank holding company. The Gramm Act allows qualifying bank holding companies to elect to be treated as financial holding companies. A financial holding company may engage in activities that are financial in nature or are incidental or complementary to financial activities. The Gramm Act also eliminated restrictions imposed by the Glass-Steagall Financial Services Law, adopted in the 1930s, which prevented banking, insurance and securities firms from fully entering each other's business. While it is uncertain what the impact of this legislation will be, it is likely to result in further consolidation in the financial services industry. In addition, removal of these restrictions will likely increase the number of entities providing banking services and thereby create additional competition.

       In the current 2000 session, the Kentucky legislature is considering legislation that would permit statewide bank branching. While it is unclear at this time what form the final state legislation, if any, will take and what the impact on the Corporation would be, statewide branching, like the recent federal legislation, can be expected to increase geographic expansion and growth opportunities for banks.

       No material portion of the business of the Corporation is seasonal. The business of the Corporation is not dependent upon any one customer or a few customers, and the loss of any one or a few customers would not have a materially adverse affect on the Corporation.

       No operations in foreign countries are engaged in by the Corporation.

                                    EMPLOYEES

       As of December 31, 1999, the Corporation and its subsidiaries had 830 full-time equivalent employees. Employees are provided with a variety of employee benefits. A retirement plan, employee stock ownership plan, group life, hospitalization, major medical insurance and annual management and employee incentive compensation plans are available to eligible personnel.

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

       Deposits of the Corporation's subsidiary banks are insured by the Federal Deposit Insurance Corporation, which subjects the banks to regulation and examination under the provisions of the Federal Deposit Insurance Act.

       The operations of the Corporation and its subsidiaries also are affected by other banking legislation and policies and practices of various regulatory authorities. Such legislation and policies include statutory maximum rates on some loans, reserve requirements, domestic monetary and fiscal policy and limitations on the kinds of services that may be offered.

                              CAUTIONARY STATEMENT

       Information provided herein by the Corporation contains and from time to time the Corporation may disseminate materials and make statements which may contain "forward-looking" information, as that term is defined by the Private Securities Litigation Reform Act of 1995 (the "Act"). These cautionary statements are being made pursuant to the provisions of the Act and with the intention of obtaining the benefits of the "safe harbor" provisions of the Act. The Corporation cautions investors that any forward-looking statements made by the Corporation are not guarantees of future performance and that actual results may differ materially from those in the forward-looking statements as a result of various factors, including but not limited to, the following: (1) the increase or decrease of interest rates as a whole (2) the condition of the national and local economies of the communities served, including unemployment rates (3) the ability of the company to improve operating efficiency through consolidation of service and economies of scale and (4) any regulatory or law changes which may affect the operating environment of the Corporation or any of its affiliates.

                        SELECTED STATISTICAL INFORMATION

       The following tables set forth certain statistical information relating to the Corporation and its subsidiaries on a consolidated basis and should be read together with the consolidated financial statements of the Corporation.


CONSOLIDATED AVERAGE BALANCE SHEETS AND TAXABLE EQUIVALENT INCOME/EXPENSE AND YIELDS/RATES

                                                  1999                                1998                            1997
-----------------------------------------------------------------------------------------------------------------------------------
                                     Average              Average      Average                Average    Average             Average
(in thousands)                      Balances    Interest   Rate        Balances    Interest    Rate     Balances    Interest  Rate
-----------------------------------------------------------------------------------------------------------------------------------
EARNING ASSETS
   Loans, net of unearned
    (1)(2)(3)                     $ 1,557,703   $140,412   9.01%     $ 1,468,776   $ 138,286   9.42%   $ 1,350,471  $ 130,805  9.69%
   Securities
      U. S. Treasuries and
        agencies                      226,543     13,371   5.90          201,267      11,883    5.90       211,706     13,372  6.32
      State & political
        subdivisions (3)               61,144      4,541   7.43           51,452       3,894    7.57        52,653      4,082  7.75
      Other securities                 70,996      4,549   6.41           52,854       3,337    6.31        50,704      3,284  6.48
   Federal funds sold                  60,134      2,890   4.81           97,272       5,111    5.25        18,035        993  5.51
   Interest bearing deposits              159          7   4.40              277           8    2.89           609         28  4.60
------------------------------------------------------------------------------------------------------------------------------------
   Total earning assets           $ 1,976,679   $165,770   8.39%     $ 1,871,898   $ 162,519    8.68%  $ 1,684,178  $ 152,564  9.06%
   Less:
      Allowance for loan losses       (25,994)                           (23,075)                          (19,338)
-----------------------------------------------------------------------------------------------------------------------------------
                                    1,950,685                          1,848,823                         1,664,840
NON-EARNING ASSETS
   Cash and due from banks             82,419                             67,758                            53,772
   Premises and equipment, net         53,349                             50,922                            45,868
   Other assets                        96,268                             71,176                            50,728
-----------------------------------------------------------------------------------------------------------------------------------
Total assets                      $ 2,182,721                        $ 2,038,679                       $ 1,815,208
===================================================================================================================================

INTEREST BEARING LIABILITIES
   Deposits
      Savings and demand
        deposits                  $   555,105   $ 16,216   2.92%     $   465,773   $  15,369    3.30%  $   396,362  $  12,557  3.17%
      Time deposits                 1,070,886     55,745   5.21          969,354      55,220    5.70       874,818     49,633  5.67
   Federal funds purchased and
        securities sold under
        repurchase agreements          41,319      1,902   4.60           42,180       2,132    5.05        35,029      1,818  5.19
   Other short-term borrowings              0          0   0.00                0           0    0.00             0          0  0.00
   Advances from Federal Home
      Loan Bank                        20,721      1,182   5.70          113,559       6,500    5.72       106,572      6,224  5.84
   Long-term debt                      53,750      4,695   8.73           53,395       4,765    8.92        43,482      3,844  8.84
------------------------------------------------------------------------------------------------------------------------------------
   Total interest bearing
         liabilities              $ 1,741,781   $ 79,740   4.58%     $1,644,261    $  83,986   5.11%   $ 1,456,263  $  74,076  5.09%
------------------------------------------------------------------------------------------------------------------------------------

NONINTEREST BEARING LIABILITIES
   Demand deposits                $   256,374                        $   215,674                       $   186,521
   Other liabilities                   15,099                             16,056                            17,571
-----------------------------------------------------------------------------------------------------------------------------------
Total liabilities                   2,013,254                          1,875,991                         1,660,355
Shareholders' equity                  169,467                            162,689                           154,853
-----------------------------------------------------------------------------------------------------------------------------------
Total liabilities and
   shareholders' equity           $ 2,182,721                        $ 2,038,680                       $ 1,815,208
===================================================================================================================================

Net interest income                             $ 86,030                           $  78,533                        $  78,488
===================================================================================================================================

Net interest spread                                        3.81%                                3.57%                          3.97%
====================================================================================================================================

Benefit of interest free funding                           0.56%                                0.64%                          0.69%
====================================================================================================================================

Net interest margin                                        4.37%                                4.21%                          4.66%
====================================================================================================================================


(1) Interest includes fees on loans of $3,051, $3,685 and $3,945 in 1999, 1998 and 1997, respectively.
(2) Loan balances include principal balances on nonaccrual loans.
(3) Tax exempt income on securities and loans is reported on a fully taxable equivalent basis using a 35% rate.

NET INTEREST DIFFERENTIAL

       The following table illustrates the approximate effect on net interest differentials of volume and rate changes between 1999 and 1998 and also between 1998 and 1997.


                                                     Total Change    Change Due to             Total Change      Change Due To
                                                     ------------    -------------             ------------      -------------
(in thousands)                                         1999/1998    Volume     Rate              1998/1997      Volume     Rate
--------------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME
      Loans                                          $  2,126    $  8,164  $ (6,038)            $  7,481     $ 11,216  $ (3,734)
      U. S. Treasury and federal agencies               1,488       1,491        (4)              (1,489)        (641)     (849)
      Tax exempt state and political subdivisions         647         721       (75)                (188)         (93)      (96)
      Other securities                                  1,212       1,160        51                   53          136       (85)
      Federal funds sold                               (2,221)     (1,815)     (405)               4,118        4,166       (47)
      Interest bearing deposits                            (1)         (4)        3                  (20)         (12)       (7)
--------------------------------------------------------------------------------------------------------------------------------
      Total interest income                             3,251       9,717    (6,468)               9,955       14,772    (4,818)

INTEREST EXPENSE
      Savings and demand deposits                         847       2,736    (1,889)               2,812        2,273       539
      Time deposits                                       525       5,510    (4,985)               5,587        5,385       203
      Federal funds purchased and securities
          sold under repurchase agreements               (230)        (43)     (187)                 314          362       (48)
      Advances from Federal Home Loan Bank             (5,318)     (5,296)      (22)                 276          402      (126)
      Long-term debt                                      (70)         32      (102)                 921          884        36
-------------------------------------------------------------------------------------------------------------------------------
      Total interest expense                           (4,246)      2,939    (7,185)               9,910        9,306       604
-------------------------------------------------------------------------------------------------------------------------------

Net interest income                                  $  7,497    $  6,778  $    717             $     45     $  5,466  $ (5,422)
================================================================================================================================

       For purposes of the above table, changes which are not solely due to rate or volume are allocated based on a percentage basis, using the absolute values of rate and volume variance as a basis for percentages. Income is stated at a fully taxable equivalent basis, assuming a 35% tax rate.

INVESTMENT PORTFOLIO

       The maturity distribution and weighted average interest rates of securities at December 31, 1999 are as follows:


                                                         Estimated Maturity at December 31, 1999

                                                                                                               Total       Amortized
                                  Within  1 year       1-5 years        5-10 years       After 10 years     Fair Value        Cost
(in thousands)                    Amount   Yield    Amount   Yield     Amount   Yield     Amount  Yield    Amount   Yield    Amount
------------------------------------------------------------------------------------------------------------------------------------
Available-for-sale
    U. S. Treasury              $  5,503   5.27%  $  10,516  6.21%    $     0   0.00%   $      0  0.00%  $ 16,019   5.89%  $  16,019
    U. S. government agencies
        and corporations          34,340   5.80     113,991  6.23      14,641   6.11         289  8.35    163,261   6.13     166,162
    State and municipal
      obligations                      0   0.00       1,090  7.14      18,686   6.60       5,775  6.75     25,551   0.00      26,941
    Other securities              16,395  16.26      25,208  6.07         381   6.51      23,466  6.96     65,450   6.32      66,171
------------------------------------------------------------------------------------------------------------------------------------
Total                           $ 56,238   8.79%  $ 150,805  6.21%    $33,708   6.39%   $ 29,530  6.94%  $270,281   5.58%  $ 275,293
------------------------------------------------------------------------------------------------------------------------------------


                                                                                                                  Total       Fair
                                  Within  1 year       1-5 years        5-10 years       After 10 years         Amortized  CostValue
(in thousands)                    Amount   Yield    Amount   Yield     Amount   Yield     Amount  Yield  Amount     Yield    Amount
------------------------------------------------------------------------------------------------------------------------------------
Held-to-maturity
    U. S. government agencies
        and corporations        $  4,295   5.62%  $  19,858  4.93%    $   499   4.89%   $      0  0.00%  $ 24,652   5.05%  $  22,741
    State and municipal
      obligations                  3,997   7.45      18,134  6.93       4,840   9.21       5,152  8.84     32,123   7.65      32,554
    Other securities                   0   0.00       3,532  6.15           0   0.00           0  0.00      3,532   6.15       3,467
------------------------------------------------------------------------------------------------------------------------------------
Total                           $  8,292   6.50%  $  41,524  5.91%    $ 5,339   8.81%   $  5,152  8.84%  $ 60,307   6.50%  $  58,762
------------------------------------------------------------------------------------------------------------------------------------

Total Securities                $ 64,530   8.50%  $ 192,329  6.14%    $39,047   6.72%   $ 34,682  7.22%  $330,588   5.75%
==========================================================================================================================


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

       Excluding those holdings of the investment portfolio in U.S. Treasury securities and other agencies of the U.S. Government, there were no securities of any one issuer which exceeded 10% of the shareholders' equity of the Corporation at December 31, 1999.

SECURITIES

       The book value of securities available-for-sale and securities held-to-maturity as of December 31, 1999 and 1998 are presented in footnote 4.

The book value of securities at December 31, 1997 is presented below:


(in thousands)                                                  Available-for-sale        Held-to-maturity
----------------------------------------------------------------------------------------------------------
U. S. Treasury and government agencies                            $   35,563                     $  19,962
State and political subdivisions                                       5,197                        46,296
U. S. agency  mortgage-backed pass through certificates               86,185                        42,316
Collateralized mortgage obligations                                   17,671                         7,357
Other debt securities                                                  2,168                             -
----------------------------------------------------------------------------------------------------------
    Total debt securities                                            146,784                       115,931
Equity securities                                                     18,827                             -
----------------------------------------------------------------------------------------------------------
    Total securities                                              $  165,611                     $ 115,931
==========================================================================================================


LOAN PORTFOLIO

                                                                               December 31
----------------------------------------------------------------------------------------------------------------------
(in thousands)                                    1999             1998           1997           1996            1995
----------------------------------------------------------------------------------------------------------------------
Commercial:
     Secured by real estate                 $   406,330      $   329,611    $   310,092     $   270,315    $   258,541
     Other                                      293,659          279,406        260,808         234,793        192,127
----------------------------------------------------------------------------------------------------------------------
         Total commercial                       699,989          609,017        570,900         505,108        450,668
----------------------------------------------------------------------------------------------------------------------

Real estate construction                         98,990           87,625         85,825          79,069         51,539
Real estate mortgage                            397,168          399,035        407,893         411,067        398,288
Consumer 415,935                                400,893          361,927        310,582         208,662
Equipment lease financing                         7,398            5,816          1,884           3,797          5,911
----------------------------------------------------------------------------------------------------------------------
         Total loans                        $ 1,619,480      $ 1,502,386    $ 1,428,429     $ 1,309,623    $ 1,115,068
======================================================================================================================

Percent of total year-end loans Commercial:
     Secured by real estate                      25.09%          21.94%          21.71%         20.64%          23.19%
     Other                                       18.13           18.60           18.26          17.93           17.23
----------------------------------------------------------------------------------------------------------------------
         Total commercial                        43.22           40.54           39.97          38.57           40.42

Real estate construction                          6.11            5.83            6.01           6.04            4.62
Real estate mortgage                             24.53           26.56           28.56          31.39           35.72
Consumer 25.68                                   26.68           25.34           23.72          18.71
Equipment lease financing                         0.46            0.39            0.13           0.29            0.53
----------------------------------------------------------------------------------------------------------------------
         Total loans                            100.00%         100.00%         100.00%        100.00%         100.00%
======================================================================================================================


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


                                                              Maturity at December 31, 1999
--------------------------------------------------------------------------------------------------------------
                                                                   After one
                                                 Within           but within              After
(in thousands)                                  one year          five years           five years        Total
--------------------------------------------------------------------------------------------------------------
Commercial, financial and agricultural       $  175,452          $  281,466          $  243,071     $  699,989
Real estate- construction                        44,522              20,539              33,929         98,990
--------------------------------------------------------------------------------------------------------------
                                             $  219,974          $  302,005          $  277,000     $  798,979
==============================================================================================================

Rate sensitivity
Predetermined rate                           $   63,019          $  151,351          $   76,766     $  291,136
Adjustable rate                                 156,955             150,654             200,234        507,843
--------------------------------------------------------------------------------------------------------------
                                             $  219,974          $  302,005          $  277,000     $  798,979
==============================================================================================================


NONPERFORMING ASSETS

                                                                        December 31
------------------------------------------------------------------------------------------------------------
(in thousands)                                   1999          1998           1997          1996        1995
------------------------------------------------------------------------------------------------------------
Nonaccrual loans                              $14,861      $ 14,930       $ 12,058       $10,156     $ 9,433
Restructured loans                                390           202            629           630         918
90 days or past due and still accruing
  interest                                      3,237         5,635          8,863         5,800       3,947
------------------------------------------------------------------------------------------------------------
     Total nonperforming loans                 18,488        20,767         21,550        16,586      14,298

Foreclosed properties                           2,193         1,769          1,949         1,059       1,927
------------------------------------------------------------------------------------------------------------
     Total nonperforming assets               $20,681       $22,536        $23,499       $17,645     $16,225
============================================================================================================

Nonperforming assets to total loans
     plus foreclosed properties                 1.28%         1.50%         1.64%          1.35%       1.45%
Allowance to nonperforming loans              135.77%       125.63%        94.97%        113.50%     112.47%


Nonaccrual, past due and restructured loans


                                          As a % of                    As a % of       Accruing loans   As a % of
                           Nonaccrual    loan balances  Restructured   loan balances    past due 90    loan balances
(in thousands)                loans      by category      loans        by category     days or more    by category      Balances
------------------------------------------------------------------------------------------------------------------------------------
December 31, 1999
Commercial loans-real
  estate secured            $ 5,887          1.21%       $   390           0.08%        $    271           0.06%       $   487,318
Commercial loans- other       3,518          1.17              -              -              546           0.18            301,057
Consumer loans- real
  estate secured              5,098          1.23              -              -            1,305           0.31            415,170
Consumer loans- other           358          0.09              -              -            1,115           0.27            415,935
------------------------------------------------------------------------------------------------------------------------------------
     Total                  $14,861          0.92%       $   390           0.02%        $  3,237           0.20%       $ 1,619,480
====================================================================================================================================

December 31, 1998
Commercial loans- real
  estate secured            $ 5,294          1.61%       $   202           0.06%        $    680           0.21%       $   329,611
Commercial loans- other       4,458          1.56              -              -              708           0.25            285,222
Consumer loans- real
  estate secured              4,771          0.98              -              -            2,077           0.43            486,660
Consumer loans- other           407          0.10              -              -            2,170           0.54            400,893
------------------------------------------------------------------------------------------------------------------------------------
     Total                  $14,930          0.99%       $   202           0.01%        $  5,635           0.38%       $ 1,502,386
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

       In 1999, gross interest income that would have been recorded on nonaccrual loans had the loans been current in accordance with their original terms amounted to $1.3 million. Interest income actually recorded and included in net income for the period was $0.3 million, leaving $1.0 million of interest income not recognized during the period.

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

Foreign Outstandings

       None

Loan Concentrations

       The Corporation has no concentration of loans exceeding 10% of total loans which is not otherwise disclosed at December 31, 1999.

Other Interest-Bearing Assets

       The Corporation has no other interest-bearing assets that would be required to be disclosed under Item III.C.1 or 2, if such assets were loans, other than $0.3 million held as other real estate owned, included above in foreclosed properties.


ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES

(in thousands)                                         1999          1998         1997         1996         1995
------------------------------------------------------------------------------------------------------------------
Allowance for loan losses, beginning of year      $    26,089  $    20,465   $   18,825    $  16,082    $   12,978
   Loans charged off:
     Commercial, secured by real estate                   612          844          676          378         1,278
     Commercial, other                                  1,219        1,496        1,042        1,136         1,646
     Real Estate Mortgage                               1,585          872          695          880           514
     Consumer loans                                    11,888       12,603        9,840        4,594         2,594
------------------------------------------------------------------------------------------------------------------
        Total charge-offs                              15,304       15,815       12,253        6,988         6,032

   Recoveries of loans previously charged off:

     Commercial, secured by real estate                   432          158          116          174           159
     Commercial, other                                    469          248          454          609           331
     Real Estate Mortgage                                 195           99           94          312            44
     Consumer loans                                     4,116        3,860        2,653        1,351           740
------------------------------------------------------------------------------------------------------------------
        Total recoveries                                5,212        4,365        3,317        2,446         1,274

   Net charge-offs:
     Commercial, secured by real estate                   180          686          560          204         1,119
     Commercial, other                                    750        1,248          588          527         1,315
     Real Estate Mortgage                               1,390          773          601          568           470
     Consumer loans                                     7,772        8,743        7,187        3,243         1,854
------------------------------------------------------------------------------------------------------------------
        Total net charge-offs                          10,092       11,450        8,936        4,542         4,758

   Allowance of acquired banks                              -        1,066            -            -         2,004
   Allowance of sold bank                                   -            -         (578)           -             -
   Provisions charged against operations                9,105       16,008       11,154        7,285         5,858
------------------------------------------------------------------------------------------------------------------

Balance, end of year                              $    25,102  $    26,089   $   20,465    $  18,825    $   16,082
==================================================================================================================

Allocation of allowance, end of year
     Commercial, secured by real estate           $     2,454  $     2,777   $    3,502    $   3,304    $    3,095
     Commercial, other                                  1,773        2,354        2,945        2,870         2,300
     Real Estate Construction                             115           87          115          152           135
     Real Estate Mortgage                                 463          396          546          790         1,044
     Consumer                                          12,313       10,234        3,575        2,248         1,574
     Equipment lease financing                             45           49           21           46            71
     Unallocated                                        7,939       10,192        9,761        9,414         7,863
------------------------------------------------------------------------------------------------------------------
Balance, end of year                              $    25,102  $    26,089   $   20,465    $  18,825    $   16,082
==================================================================================================================

Average loans outstanding, net of
     unearned interest                            $ 1,557,703  $ 1,468,776   $1,350,471    $1,215,243   $1,021,637

Loans outstanding at end of year, net of
     unearned interest                            $ 1,619,480  $ 1,502,386   $1,428,429    $1,309,623   $1,115,068

Net charge-offs to average loan type
     Commercial, secured by real estate                 0.05%        0.22%        0.20%         0.08%        0.39%
     Commercial, other                                  0.25%        0.46%        0.23%         0.24%        0.66%
     Real Estate Mortgage                               0.29%        0.16%        0.12%         0.12%        0.13%
     Consumer loans                                     1.91%        2.25%        2.22%         1.27%        1.02%
        Total                                           0.65%        0.78%        0.66%         0.37%        0.47%
Other ratios
     Allowance to net loans, end of year                1.55%        1.74%        1.43%         1.44%        1.44%
     Provision for loan losses to average loans         0.58%        1.09%        0.83%         0.60%        0.57%


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


AVERAGE DEPOSITS AND OTHER BORROWED FUNDS

(in thousands)                                                                 1999                    1998                1997
-------------------------------------------------------------------------------------------------------------------------------
DEPOSITS:
    Non-interest bearing deposits                                        $   256,374             $   215,674         $   186,521
    NOW accounts                                                             260,703                 218,908             182,688
    Money market deposits                                                    136,898                 105,328              75,835
    Savings                                                                  157,504                 141,537             137,839
    Certificates of deposit Greater Than $100,000                            300,011                 272,645             253,372
    Certificates of deposit Less Than $100,000
      and other time deposits                                                770,874                 696,708             621,447
--------------------------------------------------------------------------------------------------------------------------------
        Total Deposits                                                     1,882,364               1,650,800           1,457,702

OTHER BORROWED FUNDS:
    Federal funds purchased
      and securities sold under
      repurchase agreements                                                   41,319                  42,180              35,029
    Other short-term borrowings                                                    -                       -                   -
    Advances from Federal Home
      Loan Bank                                                               20,721                 113,559             106,572
    Long-term debt                                                            53,750                  53,395              43,782
--------------------------------------------------------------------------------------------------------------------------------
        Total Other Borrowed Funds                                           115,790                 209,134             185,383
--------------------------------------------------------------------------------------------------------------------------------
      Total Deposits and Other
        Borrowed Funds                                                   $ 1,998,154             $ 1,859,934         $ 1,643,085
================================================================================================================================


Maturities of time deposits of $100,000 or more outstanding at December 31, 1999 are summarized as follows:


                                           Certificates                  Time
(in thousands)                              of Deposit                 Deposits                Total
-------------------------------------------------------------------------------------------------------
3 months or less                        $         88,249           $       4,177       $       92,426
Over 3 through 6 months                           58,869                   4,040               62,909
Over 6 through 12 months                         119,313                   4,684              123,997
Over 12 through 60 months                         42,968                   8,899               51,867
OVER 60 MONTHS                                         -                     156                  156
-------------------------------------------------------------------------------------------------------
                                        $        309,399           $      21,956        $     331,355
=======================================================================================================


SHORT-TERM BORROWINGS

       The Corporation did not have any category of short-term borrowings for which the average balance outstanding during the reported periods was 30% or more of shareholders' equity at the end of the reported periods.

ITEM 2. PROPERTIES

      The Corporation's and the Bank's main office is located at 208 North Mayo Trail, Pikeville, Kentucky, 41501 which is owned by the Bank.

      The Bank is divided into sixteen operational markets and two loan production offices: Pike Market, Floyd/Knott Market, Tug Valley Market, Whitesburg Market, Lexington Market, Harrodsburg Market, Winchester Market, Richmond Market, Mount Sterling Market, Versailles Market, Ashland Market, Flemingsburg Market, Hamlin Market, Summersville Market, Middlesboro Market, Williamsburg Market, Charleston LPO, and Louisville LPO. The Bank also has one operational center located in Pikeville, Kentucky.

      The Bank presently has ten branch offices in the Pike Market in addition to its main office. The Bank owns six of these branch banking offices and leases the remaining four branch offices including the in-store branch located in a WalMart superstore.

      The Floyd/Knott Market has two branch offices. The Bank owns the two branch offices.

      The Tug Valley Market has three branch offices. The Bank owns two branch offices and leases one branch office.

      The Whitesburg Market currently has five branch offices. The Bank owns three of these branch offices and leases two branch offices, one of which is leased under an obligation accounted for as a capital lease.

      The Lexington Market has six branch offices. Four of these branches are in-store branches, which are located in Winn Dixie supermarkets and in WalMart. The Bank owns one branch office and leases the other five branch offices.

      The Harrodsburg Market has one branch office. The Bank owns the one branch office.

      The Winchester Market has three branch locations. The Bank owns one of the branch locations and leases two branch locations of which one is the in-store branch located in a WalMart site.

      The Richmond Market has three branch locations. The Bank owns two of the branch locations, including the land adjacent to one of the branch offices for a drive up window and leases one branch location which is the in-store branch located in a WalMart site.

      The Mount Sterling Market has three branch offices, of which one is an in-store branch located in a WalMart superstore. The Bank owns two of the branch offices and leases the in-store site, the land for its ATM site, and the land adjacent to one of its branch offices for parking and a drive up window.

      The Versailles Market has three branch locations. The Bank owns one of these branch offices and leases two branch offices including the in-store branch located in a WalMart site.

      The Ashland Market has five branch offices. The Bank owns all five of these branch offices. In the Ashland Market there are also two other properties, which are leased, the 16th Street Properties which is sub-leased, and the Old Meade Station Branch property for which the Bank also receives tenant income. In addition to these two properties, the Bank receives income from office space leased to tenants which is located in one of the branch offices as well as the Arcade, which adjoins the same branch office. Of the office space in the Arcade a portion is used for Bank premises.

      The Flemingsburg Market has four branch offices. The Bank owns all of these branch offices and also owns real property located in this Market which is leased to outside parties.

      The Hamlin Market has four branch locations. The Bank owns three of the branch offices and leases one branch office.

      The Summersville Market has one branch office. The Bank owns the one branch office.

      The Middlesboro Market has three branch locations. The Bank owns two of the branch offices and leases one branch office.

      The Williamsburg Market has three branch offices. The Bank owns all three of the branch offices.

      The two loan production offices lease office space in Charleston, WV and Louisville, KY.

      The Operation Center is located in Pikeville, KY and the Bank owns the building.

      Community Trust Bank, FSB's (CTBFSB) main office is located in Campbellsville, Kentucky. The CTBFSB has a branch office in each of the following locations: Campbellsville, Columbia, Greensburg, Edmonton, Somerset, Lebanon, and Jamestown, Kentucky. Community Trust Bank, FSB, owns all of its branch offices.

      Trust Company of Kentucky, NA's main office is located in Lexington, Kentucky. The Lexington and Louisville offices are leased from outside parties. Trust Company of Kentucky, NA also has leased offices in the Bank's main office, Middlesboro Market's main office, and Ashland Market's main office.

      See notes 7 and 13 to consolidated financial statements included herein for the year ended December 31, 1999, for additional information relating to commitments and amounts invested in premises and equipment.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      There were no matters submitted to a vote of security holders, through solicitation of proxies or otherwise, during the fourth quarter of 1999.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

      Set forth below are the executive officers of the Corporation at December 31, 1999, their positions with the Corporation and the year in which they first became an executive officer or director.


                            POSITIONS AND        DATE FIRST
                            OFFICES              BECAME DIRECTOR      PRESENT
                            CURRENTLY            OR EXECUTIVE         PRINCIPAL
NAME AND AGE (1)            HELD                 OFFICER              OCCUPATION
----------------            ----                 -------              ----------

Burlin Coleman; 70          Chairman of          1980                 Chairman
                            Board and                                 of Board
                            Director

Jean R. Hale; 53            President,           1992                 President and
                            CEO and                                   CEO
                            Director

Ronald M. Holt; 52          Executive Vice       1996 (2)             President and CEO
                            President                                 of Trust Company
                                                                      of Kentucky, NA

Mark Gooch; 41              Executive Vice       1997 (3)             President and CEO
                            President and                             of CTB,NA
                            Treasurer

John Shropshire; 51         Executive Vice       1997 (4)             Executive Vice
                            President                                 President




William Hickman; 49         Executive Vice       1998 (5)             Executive Vice
                            President and                             President
                            Secretary

Jim Richardson; 49          Executive Vice       1999 (6)             President and CEO
                            President                                 Community Trust
                                                                      Bank, FSB


   (1) The ages listed for the Corporation executive officers are as of February 29, 2000.

   (2) Mr. Holt served as Executive Vice President and Trust Manager of Bank One Kentucky Corporation from 1990 to 1995 at which time he joined the Corporation.

   (3) Mr. Gooch served as President and CEO of First Security Bank and Trust Company, from 1993 to 1997 at which time First Security Bank and Trust Company merged into Community Trust Bank, NA.

   (4) Mr. Shropshire served as President and CEO of Bowling Green Bank & Trust Co. from 1993 to 1995 at which time he became President and CEO of Farmers-Deposit Bank, a subsidiary of the Corporation prior to consolidation on January 1, 1997. Mr. Shropshire resigned from the Corporation on February 18, 2000.

   (5) Mr. Hickman served as legal counsel for the Corporation from 1980 to 1994. From 1994 until he rejoined the Corporation in December 1997 he engaged in the practice of law in Pikeville, Kentucky.

   (6) Mr. Richardson has served as President and CEO of Community Trust Bank, FSB since 1996. From 1994 to 1996 he was Vice President - Commercial Lender of Community Trust Bank, FSB.

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


QUARTERLY FINANCIAL DATA

(in thousands except per share amounts)
Three Months Ended                                       December 31     September 30    June 30        March 31
------------------------------------------------------------------------------------------------------------------
1999
Net interest income                                      $  21,382        $  21,141     $ 20,974       $  20,278
Net interest income, taxable equivalent basis               21,937           21,704       21,548          20,843
Provision for loan losses                                    2,200            2,200        2,671           2,034
Noninterest income                                           5,328            5,530        5,170           4,995
Noninterest expense                                         16,590           16,319       15,650          15,826
Net income                                                   5,674            5,638        5,432           5,100

Per common share:
Basic earnings per share                                 $    0.51        $    0.51     $   0.49       $    0.46
Diluted earnings per share                                    0.51             0.50         0.49            0.46
Dividends declared                                            0.20             0.20         0.20            0.19

Common stock price:
High                                                     $   23.00        $   23.50     $  24.38       $   23.64
Low                                                          19.75            19.56        21.00           20.57
Last trade                                                   20.00            21.69        23.38           21.00

Selected ratios:
Return on average assets, annualized                          1.03%            1.03%        0.99%           0.95%
Return on average common equity, annualized                  13.08%           13.14%       12.96%          12.35%
Net interest margin, annualized                               4.43%            4.41%        4.37%           4.27%

1998
Net interest income                                      $  19,905        $  19,312     $ 18,777       $  18,590
Net interest income, taxable equivalent basis               20,433           19,809       19,232          19,058
Provision for loan losses                                    1,290            8,160        4,053           2,505
Noninterest income                                           4,897            4,716        5,817           4,035
Noninterest expense                                         16,348           17,457       14,302          14,056
Net income                                                   4,862              704        4,240           4,164

Per common share:
Basic earnings per share                                 $    0.44        $    0.06     $   0.38       $    0.38
Diluted earnings per share                                    0.44             0.06         0.38            0.38
Dividends declared                                            0.19             0.18         0.18            0.18

Common stock price:
High                                                     $   24.09        $   30.23     $  30.63       $   29.55
Low                                                          19.32            20.91        26.59           25.91
Last trade                                                   21.36            23.86        30.23           29.09

Selected ratios:
Return on average assets, annualized                          0.85%            0.13%        0.90%           0.91%
Return on average common equity, annualized                  11.77%            1.69%       10.52%          10.53%
Net interest margin, annualized                               3.92%            4.02%        4.43%           4.52%


      There were approximately 3,600 holders of outstanding common shares of the Corporation at February 29, 2000.

DIVIDENDS

         Due to a 10% stock dividend declared on April 15, 1999, the 1998 cash dividend has been restated from $0.81 per share to $0.73 per share. The restated 1999 annual cash dividend was $0.79 per share. The Corporation has adopted a conservative policy of cash dividends with periodic stock dividends. Dividends are typically paid on a quarterly basis. Future dividends are subject to the discretion of the Corporation's Board of Directors, cash needs, general business conditions, dividends from the subsidiaries and applicable governmental regulations and policies. For information concerning restrictions on dividends from subsidiary banks to the Corporation, see Note 18 to the consolidated financial statements included herein for the year ended December 31, 1999.

ITEM 6.  SELECTED FINANCIAL DATA
Selected Financial Data 1995-1999


(in thousands except per share amounts)
Year Ended December 31                                      1999          1998        1997         1996          1995
-----------------------------------------------------------------------------------------------------------------------
Interest income                                        $   163,516   $   160,570  $  150,588   $   144,447  $   131,026
Interest expense                                            79,740        83,986      74,076        69,092       64,992
-----------------------------------------------------------------------------------------------------------------------
     Net interest income                                    83,776        76,584      76,512        75,355       66,034
Provision for loan losses                                    9,105        16,008      11,154         7,285        5,858
Noninterest income                                          21,026        19,466      18,442        14,439       11,116
Noninterest expense                                         64,388        62,166      59,892        55,243       55,871
-----------------------------------------------------------------------------------------------------------------------
     Income before income taxes and extraordinary gain      31,309        17,876      23,908        27,266       15,421
Income taxes                                                 9,464         3,907       7,924         8,471        4,608
     Income before extraordinary gain                       21,845        13,969      15,984        18,795       10,813
Extraordinary gain, net of tax                                   -             -       3,085             -            -
-----------------------------------------------------------------------------------------------------------------------
     Net income                                        $    21,845   $    13,969  $   19,069   $    18,795  $    10,813
=======================================================================================================================

Per common share:

Earnings per share                                     $      1.97   $      1.26  $     1.45   $      1.70  $      1.00
Cash Dividends Declared -                                     0.79          0.73        0.67          0.60         0.55
     As a percentage of net income                           40.10%        57.77%      46.54%        35.29%       54.55%
Book value, end of year                                      15.61         14.89       14.27         13.10        12.12
Market price, end of year                                    20.00         21.36       28.30         20.25        15.91
Market value to book value, end of year                       1.28x         1.43x       1.98x         1.55x        1.31x
Price/earnings ratio, end of year                            10.15x        16.90x      19.58x        11.91x       15.91x
Cash dividend yield, end of year                              3.95%         3.42%       2.38%         2.96%        3.43%

At year end:
Total assets                                           $ 2,176,090   $ 2,248,039  $1,852,667   $ 1,840,025  $ 1,730,170
Long-term debt                                              53,674        53,823      53,463        19,136       27,873
Shareholders' equity                                       172,419       164,795     158,019       144,754      133,795

Averages:

Assets                                                 $ 2,182,721   $ 2,038,680  $1,837,874   $ 1,762,009  $ 1,630,922
Deposits                                                 1,882,364     1,650,800   1,459,551     1,467,794    1,359,947
Earning assets                                           1,976,679     1,871,899   1,702,290     1,632,532    1,508,539
Loans                                                    1,557,703     1,468,776   1,406,041     1,215,243    1,021,637
Shareholders' equity                                       169,467       162,689     159,036       138,925      130,780

Profitability ratios:
Return on average assets                                     1.00%         0.69%       1.05%         1.07%        0.66%
Return on average common equity                             12.89%         8.59%      12.31%        13.53%        8.27%

Capital ratios:
Equity to assets, end of year                                7.92%         7.33%       8.53%         7.97%        7.73%
Average equity to average assets                             7.76%         7.98%       8.65%         7.88%        8.02%
Risk-based capital ratios
Leverage ratio                                               7.09%         6.09%       7.75%         7.05%        6.44%
Tier I Capital                                               8.92%         8.50%       9.97%         9.71%       10.24%
Total Capital                                               10.17%         9.75%      11.23%        10.96%       11.51%

Other significant ratios:
Allowance to net loans, end of year                          1.55%         1.74%       1.45%         1.44%        1.44%
Allowance to nonperforming loans, end of year              138.71%       130.31%      94.97%       113.50%      119.99%
Nonperforming assets to loans and
     foreclosed properties, end of year                      1.12%         1.33%       1.64%         1.35%        1.37%
Net interest margin                                          4.37%         4.21%       4.66%         4.76%        4.54%

Other statistics:
Average common shares outstanding                           11,064        11,069     11,065         11,041      10,823
Number of full-time equivalent employees,
     end of year                                               830           818        795            792         757


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         Community Trust Bancorp, Inc. ("the Corporation") reported record net earnings of $21.8 million for 1999, compared to $14.0 million for 1998 and $19.1 million for 1997. Earnings for 1997 include an extraordinary gain (net of tax) of $3.1 million received from a settlement with a former software vendor. Earnings per share for 1999 were $1.97 compared to $1.26 per share for 1998 and $1.73 per share for 1997.

         Earnings for 1999 reflected increases in the categories of net interest income and noninterest income, reflecting the Corporation's growth; noninterest expense likewise increased from the previous year, fueled by the acquisition of twelve new branches in late 1998. The loan loss provision decreased $6.9 million year over year. The Corporation's return on average assets for 1999 was 1.00% as compared to 0.69% and 1.05% in 1998 and 1997, respectively, and the return on average equity for 1999 was 12.89% as compared to 8.59% and 12.31% for 1998 and 1997, respectively.

         Total assets as of December 31, 1999 were $2.18 billion as compared to total assets of $2.25 billion on December 31, 1998. Total loans as of December 31, 1999 were $1.62 billion compared to $1.50 billion as of December 31, 1998, an increase of 7.8%. Total deposits decreased from $1.92 billion at December 31, 1998 to $1.88 billion at December 31, 1999.

         On January 31, 2000, the Corporation entered into a revolving line of credit with Bank One Corporation in the amount of $21.0 million. On the same day, $5.5 million was drawn against this line to pay off the existing balance under the $17.5 million revolving line of credit with Firstar Bank. The new line through Bank One Corporation is priced off of the current LIBOR rate at the time of the draw request and repayment terms may vary from 30 days to 180 days, at the election of the Corporation at the time of the draw.

         In January 2000 shareholders were notified that they would receive a 10% stock dividend for shares held as of March 20. This stock dividend will be paid in April 2000, in addition to the quarterly cash dividend.

ACQUISITIONS

         On June 26, 1998, the Corporation resumed its strategic policy of diversification through acquisition.

         Community Trust Bancorp, Inc.'s wholly owned subsidiary, Community Trust Bank of West Virginia, National Association (CTBWV, which was later merged into the Corporation's lead bank, Community Trust Bank, NA), purchased sixteen Banc One Corporation branches located in West Virginia with approximately $569 million in deposits on June 26, 1998. CTBWV paid a 9.7% premium on these deposits. In concurrent transactions, CTBWV sold three of these branches with deposits totaling $151 million to Premier Financial Bancorp, Inc. of Georgetown, Kentucky receiving a 9.7% premium; four branches with deposits totaling $122 million to Peoples Banking and Trust Corporation of Marietta, Ohio receiving a 10.7% premium; and two branches with deposits totaling $80 million to United Bankshares of Charles Town, West Virginia receiving an 11.7% premium. The additional 1% premium paid by Peoples Banking and Trust Corporation and the additional 2% premium paid by United Bankshares was divided evenly between CTBWV and Premier Financial Bancorp, Inc. as part of a prior agreement.

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

         On September 18, 1998, Community Trust Bancorp, Inc. and PNC Bank Corp. announced that their banking subsidiaries, Community Trust Bank, N.A. and PNC Bank, N.A., closed Community Trust Bank's purchase of five branches from PNC with total deposits of approximately $195.0 million. These branches are located in Richmond, Winchester and Harrodsburg, all located in central Kentucky.

         No acquisitions were made during 1999.

RESULTS OF OPERATIONS
1999 Compared to 1998

      Net income for 1999 was $21.8 million compared to $14.0 million for 1998. Basic earnings per share for 1999 were $1.97 compared to $1.26 per share for 1998.

      Net interest income for 1999 increased 9.4% as compared to 1998, rising from $76.6 million in 1998 to $83.8 million in 1999. Noninterest income increased 8.0% from $19.5 million in 1998 to $21.0 million in 1999 while noninterest expense increased 3.6% from $62.2 million in 1998 to $64.4 million in 1998. (See separate discussions of noninterest income and noninterest expense below.)

         Return on average assets increased from 0.69% in 1998 to 1.00% in 1999, and return on average equity increased from 8.59% in 1998 to 12.89% in 1999.

Net Interest Income

         The Corporation's net interest margin increased from 4.21% at the end of 1998 to 4.37% at the end of 1999 as a result of the increase in loans outstanding, the management of deposit cost, and the increase in yield on loans as a result of recent market changes. See the table on page 6 titled "Consolidated Average Balance Sheets and Taxable Equivalent Income/Expense and Yields/Rates" for further information.

         The Corporation's average earning assets increased from $1.87 billion in 1998 to $1.98 billion in 1999. Average interest bearing liabilities also increased during the period, from $1.64 billion in 1998 to $1.74 billion in 1999. Average interest bearing liabilities as a percentage of average earning assets remained fairly stable, moving from 87.8% in 1998 to 88.1% in 1999.

         The taxable equivalent yield on average earning assets decreased from 8.68% in 1998 to 8.39% in 1999. The cost of average interest bearing liabilities also decreased from 5.11% to 4.58% during the same period. The yield on interest bearing assets has been impacted by the change in the earning asset mix as well as by the decline in market rates. Loans accounted for 78.5% of all earning assets in 1998 while loans accounted for 78.8% of earning assets in 1999. Loans accounted for 74.4% of total assets as of December 31, 1999 compared to 66.8% as of December 31, 1998.

         The Corporation acquired twelve new branches during 1998 through a purchase of assets and assumption of liabilities, affecting deposit growth and to a lessor degree, loan growth. The two acquisitions resulted in a net cash flow to the Corporation of approximately $345.0 million. The additional cash flow will be available to fund new loan growth but was temporarily invested in financial assets which are generally lower in yield than traditional loans.

Provision for loan losses

         The provision for loan losses decreased from $16.0 million in 1998 to $9.1 million in 1999. In September,1998, CTBI took a special charge of $7.3 million to clean up problems in the Indirect Loan Portfolio. Six million ($6.0 million) of this charge was booked as additional Provison for Loan Losses. The indirect portfolio had been a continuing problem and this special provision allowed management to expedite the resolution of this issue. The remaining $1.3 million was recorded as a write down of the retained interest in the 1997 securitization of indirect auto loans.

         Charge-offs, net of recoveries, as a percentage of average loans outstanding decreased from 0.78% in 1998 to 0.65% in 1999 as gross charge-offs decreased and recoveries increased for 1999. The allowance for loan losses decreased slightly from $26.1 million at December 31, 1998 to $25.1 million at December 31, 1999. The Corporation does not believe there are currently any trends, events or uncertainties that are reasonably likely to have a material effect on the volume of its non-performing loans.

Noninterest income

         Noninterest income increased 8.0% from $19.5 million in 1998 to $21.0 million in 1999. Service charges on deposit-related products generated $9.6 million for the year, an increase of $1.7 million over the previous year. This was fueled by the acquisition of approximately $411 million in deposits during 1998 and by increasing our collection rates on service charges assessed. Trust income increased from $2.0 million in 1998 to $2.4 million in 1999 as trust assets under management increased during the year. Gains on sale of residential mortgage loans decreased from $2.1 million in 1998 to $1.7 million in 1999. Other noninterest income decreased marginally from $7.5 million in 1998 to $7.4 million in 1998. Securities gains and losses were not a significant factor in either 1998 or 1999, as the Corporation incurred net securities gains of $12,000 in 1998 and neither a gain nor loss in 1999.

Noninterest expense

         Noninterest expense increased from $62.2 million in 1998 to $64.4 million in 1999. This increase is primarily the result of additional operating expenses from the 1998 acquistion of the twelve new branches discussed above. Although noninterest expense has increased due to the twelve new branches, there was a decrease in the efficiency ratio from 63.44% at December 31, 1998 to 60.14% at December 31, 1999. The deposit to FTE ratio increased from $1.75 million to $1.96 million year over year. Salaries and employee benefits increased from $28.7 million in 1998 to $30.5 million in

1999. Occupancy and equipment expense likewise increased from $4.5 million in 1998 to $4.9 million in 1999 and $4.0 million in 1998 to $4.8 million in 1999, respectively. Data processing costs increased from $3.3 million in 1998 to $3.5 million in 1999 and stationery and printing costs decreased from $1.8 million in 1998 to $1.6 million in 1999. Taxes other than payroll, property and income, which consists mainly of Kentucky Franchise taxes on the equity and deposits of the affiliate banks, decreased from $2.1 million in 1998 to $1.3 million in 1999. Other categories of noninterest expense remained relatively flat from $17.7 million in 1998 to $17.9 million in 1999.

1998 Compared to 1997

         Net income for 1998 was $14.0 million compared to $19.1 million for 1997. Basic earnings per share for 1998 were $1.26 compared to $1.73 per share for 1997. Earnings for 1997 include a $3.1 million or $0.28 per share extraordinary gain (net of tax).

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

Net Interest Income

         During the third quarter of 1997 the Corporation began recording certain loan fees as noninterest revenue which, until then, were classified as interest income. As a result, net interest income for 1998 ended only marginally higher at $76.6 million, up 0.1% from 1997. The Corporation's net interest margin declined from 4.66% at the end of 1997 to 4.21% at the end of 1998, also a reflection of the change in classification of certain loan-related fee income as well as the effect of the decrease in the loans to deposits ratio from 92.6% at December 31, 1997 to 88.97% on December 31, 1998.

         The Corporation's average earning assets increased from $1.68 billion in 1997 to $1.87 billion in 1998. Average interest bearing liabilities also increased during the period, from $1.46 billion in 1997 to $1.64 billion in 1998. Average interest bearing liabilities as a percentage of average earning assets remained fairly stable, moving from 86.5% in 1997 to 87.8% in 1998.

         The taxable equivalent yield on average earning assets decreased from 9.06% in 1997 to 8.68% in 1998. The cost of average interest bearing liabilities remained relatively flat changing from 5.09% to 5.11% during the same period. The yield on interest bearing assets has been impacted by the change in the earning asset mix as well as by the decline in market rates. Loans accounted for 78.5% of earnings assets in 1998 compared to 80.2% in 1997. Loans accounted for 66.8% of total assets as of December 31, 1998 compared to 77.1% as of December 31, 1997.

         The Corporation acquired twelve new branches during 1998 through a purchase of assets and assumption of liabilities, affecting deposit growth and to a lessor degree, loan growth. The two acquisitions resulted in a net cash flow to the Corporation of approximately $345.0 million.

Provision for loan losses

         The provision for loan losses increased from $11.2 million in 1997 to $16.0 million in 1998. In September,1998, CTBI took a special charge of $7.3 million to clean up problems in the Indirect Loan Portfolio. Six million ($6.0 million) of this charge was booked as additional Provison for Loan Losses. The indirect portfolio had been a continuing problem and this special provision will allow management to expedite the resolution of this issue. The remaining $1.3 million was recorded as a write down of the retained interest in the 1997 securitization of indirect auto loans.

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

Noninterest income

         Noninterest income increased 5.4% from $18.4 million in 1997 to $19.4 million in 1998. Service charges on deposit-related products generated $7.9 million for the year, an increase of $1.0 million over the previous year. This was fueled by the acquisition of approximately $411 million in deposits during 1998 and by increasing our collection rates on service charges assessed. Trust income increased from $1.8 million in 1997 to $2.0 million in 1998 as trust assets under management increased during the year. Gains on sale of residential mortgage loans increased from $1.1 million in 1997 to $2.1 million in 1998, due to lower interest rates creating an increase in mortgage loan refinancings. Other noninterest income decreased from $8.6 million in 1997 to $7.5 million in 1997, largely due to the gain of $3.1 million on the sale of the Corporation's affiliate in West Liberty, which was completed in July 1997. Securities gains and losses were not a significant factor in either 1998 or 1997, as the Corporation incurred net securities gains of $12,000 in 1998 and $47,000 in 1997.

Noninterest expense

         Noninterest expense increased from $59.9 million in 1997 to $62.2 million in 1998. This increase was primarily the result of additional operating expenses from the 1998 acquistion of the twelve new branches discussed above. Salaries and employee benefits increased from $28.5 million in 1997 to $28.7 million in 1998. Occupancy expense likewise increased from $4.2 million in 1997 to $4.5 million in 1998, while equipment costs were relatively flat at $4.0 million in 1998 and 1997. Data processing costs increased from $3.1 million in 1996 to $3.3 million in 1997 and stationery and printing costs remained at $1.8 million in 1998 and 1997. Taxes other than payroll, property and income, which consists mainly of Kentucky Franchise taxes on the equity and deposits of the affiliate banks, remained stationary at $2.1 million in both 1997 and 1998. Other categories of noninterest expense increased as a result of the $1.3 million write down of the securitization retained interest discussed above.

DISCLOSURES REGARDING YEAR 2000

         Community Trust Bancorp, Inc.'s project to address "Year 2000" readiness, which relates to the recognition of dates beyond 1999, has been successful to date. The project was to address the problem related to software programs and hardware systems that addressed dates in a two-digit format, which would not properly process beyond the year 1999. The costs associated with the Year 2000 project were $600,000 in 1998 and $886,000 in 1999. Community Trust Bancorp, Inc. utilized internal staff for the management and implementation of its Year 2000 Compliance Program, as a result it did not incur any material costs with outside contractors. Subsequently, it did not incur a material increase in operating costs.

LIQUIDITY

         The Corporation's objectives are to ensure that funds are available at the subsidiary bank and thrift to meet deposit withdrawals and credit demands without unduly penalizing profitability, and to ensure that funding is available for the Parent Corporation to meet its ongoing cash needs while maximizing profitability. The Corporation continues to identify ways to provide for liquidity on both a current and long-term basis. On a long-term basis, the subsidiary bank and thrift rely mainly on core deposits, certificates of deposit of $100,000 or more, repayment of principal and interest on loans and securities, as well as federal funds sold and purchased. The subsidiary bank and thrift also rely on the sale of securities under repurchase agreements, securities available-for-sale and Federal Home Loan Bank borrowings.

         Deposits decreased marginally from $1.92 billion at December 31, 1998 to $1.88 billion at December 31, 1999. In order to fund new loan growth in the second half of 1999 and to compensate for the loss of deposit funding, the Company decreased its federal funds sold position by $127 million in 1999. The lack of deposit funding has not affected the Company's ability to fund loans or service its debt obligations.

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

         The Corporation owns $270 million of securities designated as available-for-sale and valued at market which are available to meet liquidity needs on a continuing basis. The Corporation also relies on Federal Home Loan Bank advances for both liquidity and management of its asset/liability position. Federal Home Loan Bank advances decreased from $51.4 million at December 31, 1998 to $16.9 million at December 31, 1999.

         The Corporation generally relies upon net inflows of cash from financing activities, supplemented by net inflows of cash from operating activities, to provide cash for its investing activities. As is typical of many financial institutions, significant financing activities include deposit gathering, use of short-term borrowing facilities such as federal funds purchased and securities sold under repurchase agreements, and the issuance of long-term debt. The Corporation has $15.5 million of a $21.0 million credit line available beyond 2000, in the form of a revolving line of credit (see Note 10-Long-term Debt). The Corporation's primary investing activities include purchases of investment securities and loan originations.

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

         The Company's static interest rate gap position as of December 31, 1999 is presented below:

     INTEREST RATE SENSITIVITY ANALYSIS


     December 31, 1999                              0-3           3-12             Total         Over
     (in thousands)                               Months         Months           1 Year        1 Year         Total
-----------------------------------------------------------------------------------------------------------------------
     Interest earning assets
         Securities and deposits                $   53,988     $   64,816    $   118,804     $  219,858     $   338,662
         Loans less nonaccrual                     540,795        462,497      1,003,292        601,327       1,604,619
-----------------------------------------------------------------------------------------------------------------------

         Total earning assets                   $  594,783     $  527,313    $ 1,122,096     $  821,185     $ 1,943,281

     Interest bearing liabilities
         NOW, money market and savings
              accounts                          $   53,415     $  160,245    $   213,660     $  321,024     $   534,684
         Time deposits                             408,995        482,137        891,132        189,638       1,080,770
         Federal funds purchased
              and other short-
              term borrowings                       38,872          3,911         42,783          2,844          45,627
         Advances from FHLB                            926          2,803          3,729         13,195          16,924
         Long-term debt                              6,845             60          6,905         46,769          53,674
-----------------------------------------------------------------------------------------------------------------------

         Total interest bearing
              Liabilities                       $  509,053     $  649,156    $  1,158,209    $  573,470     $ 1,731,679
-----------------------------------------------------------------------------------------------------------------------

     Interest sensitivity gap
         For the period                         $   85,730     $ (121,843)   $   (36,113)    $  247,715     $   211,602
         Cumulative                                 85,730        (36,113)       (36,113)       211,602         211,602
         Cumulative as a percent
              of earning assets                       4.41%         (1.86)%        (1.86)%        10.89%          10.89%


CAPITAL RESOURCES

         Total shareholders' equity increased from $164.8 million at December 31, 1998 to $172.4 million at December 31, 1999. The primary source of capital of the Corporation is retained earnings. Cash dividends were $0.79 per share for 1999 and $0.73 per share for 1998.

         Regulatory guidelines require bank holding companies, commercial banks, and savings banks to maintain certain minimum ratios and define companies as "well capitalized" that sufficiently exceed the minimum ratios. The banking regulators may alter minimum capital requirements as a result of revising their internal policies and their ratings of individual institutions. To be "well capitalized" banks and bank holding companies must maintain a Tier 1 leverage ratio of no less than 5.0%, a Tier 1 risk based ratio of no less than 6.0% and a total risk based ratio of no less than 10.0%. The

Corporation's ratios as of December 31, 1999 were 7.09%, 8.92% and 10.17%, respectively. Community Trust Bancorp, Inc. and all banking affiliates met the criteria for "well capitalized" at December 31, 1999.

         As of December 31, 1999, management is not aware of any current recommendations by banking regulatory authorities which, if they were to be implemented, would have, or are reasonably likely to have, a material adverse impact on the Corporation's liquidity, capital resources, or operations.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company currently does not engage in any derivative or hedging activity. Analysis of the Company's interest rate sensitivity can be found on page 23.

ITEM 8.  FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS


(in thousands except share amounts)
December 31                                                                 1999                  1998
-------------------------------------------------------------------------------------------------------
ASSETS
Cash and balances due from banks                                      $    99,773           $    98,133
Federal funds sold                                                          7,684               135,000
Securities available-for-sale                                             270,281               301,052
Securities held-to-maturity (fair value of $58,762
     and $83,184, respectively)                                            60,307                83,359
Loans                                                                   1,619,480             1,502,386
     Allowance for loan losses                                            (25,102)              (26,089)
--------------------------------------------------------------------------------------------------------
     Net loans                                                          1,594,378             1,476,297

Premises and equipment, net                                                52,052                54,796
Excess of cost over net assets acquired (net of accumulated
     amortization of $12,187 and $9,559, respectively)                     59,433                62,497
Other assets                                                               32,182                36,905
-------------------------------------------------------------------------------------------------------
         Total Assets                                                 $ 2,176,090           $ 2,248,039
=======================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
     Noninterest bearing                                              $   261,880           $   281,302
     Interest bearing                                                   1,615,454             1,639,839
-------------------------------------------------------------------------------------------------------
Total deposits                                                          1,877,334             1,921,141

Federal funds purchased and other short-term borrowings                    45,626                43,405
Other liabilities                                                          10,113                13,491
Advances from Federal Home Loan Bank                                       16,924                51,384
Long-term debt                                                             53,674                53,823
-------------------------------------------------------------------------------------------------------
         Total Liabilities                                              2,003,671             2,083,244

Shareholders' equity:
Preferred stock, 300,000 shares authorized and unissued
Common stock, $5 par value, shares authorized 25,000,000; shares
     outstanding, 1999 - 11,043,201; 1998 - 10,064,968                     55,216                50,325
Capital surplus                                                            45,306                28,057
Retained earnings                                                          75,021                84,827
Accumulated other comprehensive income, net of tax                         (3,124)                1,586
-------------------------------------------------------------------------------------------------------
         Total shareholders' equity                                       172,419               164,795
-------------------------------------------------------------------------------------------------------
         Total Liabilities and Shareholders' Equity                   $ 2,176,090           $ 2,248,039
=======================================================================================================




The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF INCOME


(in thousands except per share amounts)
Year Ended December 31                                               1999                   1998                 1997
-----------------------------------------------------------------------------------------------------------------------
INTEREST INCOME:
Interest and fees on loans                                       $  139,747            $  137,700            $  130,256
Interest and dividends on securities -
     Taxable                                                         17,920                15,220                16,770
     Tax exempt                                                       2,952                 2,531                 2,541
Other                                                                 2,897                 5,119                 1,021
-----------------------------------------------------------------------------------------------------------------------
         Total interest income                                      163,516               160,570               150,588

INTEREST EXPENSE:
Interest on deposits                                                 71,961                70,589                62,189
Interest on federal funds purchased and other
     short-term borrowings                                            1,902                 2,132                 1,819
Interest on advances from Federal Home Loan Bank                      1,182                 6,500                 6,224
Interest on long-term debt                                            4,695                 4,765                 3,844
-----------------------------------------------------------------------------------------------------------------------
         Total interest expense                                      79,740                83,986                74,076
-----------------------------------------------------------------------------------------------------------------------
         Net interest income                                         83,776                76,584                76,512
Provision for loan losses                                             9,105                16,008                11,154
-----------------------------------------------------------------------------------------------------------------------
         Net interest income after provision for loan losses         74,671                60,576                65,358

NONINTEREST INCOME:
Service charges on deposit accounts                                   9,581                 7,875                 6,866
Gains on sale of loans, net                                           1,651                 2,108                 1,108
Trust income                                                          2,411                 2,000                 1,841
Securities gains (losses), net                                            -                    12                    47
Other                                                                 7,383                 7,471                 8,580
-----------------------------------------------------------------------------------------------------------------------
         Total noninterest income                                    21,026                19,466                18,442

NONINTEREST EXPENSE:
Salaries and employee benefits                                       30,453                28,749                28,528
Occupancy, net                                                        4,934                 4,529                 4,204
Equipment                                                             4,773                 3,979                 4,007
Data processing                                                       3,515                 3,251                 3,074
Stationery, printing and office supplies                              1,556                 1,790                 1,765
Taxes other than payroll, property and income                         1,250                 2,137                 2,116
FDIC insurance                                                          297                   282                   254
Other                                                                17,610                17,449                15,944
-----------------------------------------------------------------------------------------------------------------------
         Total noninterest expense                                   64,388                62,166                59,892
-----------------------------------------------------------------------------------------------------------------------

         Income before income taxes and extraordinary gain           31,309                17,876                23,908
Income taxes                                                          9,464                 3,907                 7,924
-----------------------------------------------------------------------------------------------------------------------
         Income before extraordinary gain                            21,845                13,969                15,984
Extraordinary gain, net of tax                                            -                     -                 3,085
-----------------------------------------------------------------------------------------------------------------------
         Net income                                              $   21,845            $   13,969             $  19,069
=======================================================================================================================

Basic earnings per share before extraordinary gain               $     1.97            $     1.26             $    1.45
Basic earnings per share extraordinary gain                               -                     -                  0.28
Basic earnings per share after extraordinary gain                      1.97                  1.26                  1.73
Diluted earnings per share before extraordinary gain                   1.97                  1.25                  1.44
Diluted earnings per share extraordinary gain                             -                     -                  0.27
Diluted earnings per share after extraordinary gain                    1.97                  1.25                  1.71
=======================================================================================================================

Average shares outstanding                                           11,064                11,069                11,065
=======================================================================================================================


The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY


                                                                                                       Accumulated
                                                                                                          Other
                                                                                                      Comprehensive
                                                       Common          Capital        Retained           Income,
(in thousands except per share and share amounts)       Stock          Surplus        Earnings         Net of Tax          Total
--------------------------------------------------------------------------------------------------------------------------------

Balance, January 1, 1997                             $ 45,644        $ 27,915        $  71,976           $  (781)     $  144,754

Cash dividends declared
     ($.67 per share)                                                                   (7,446)                           (7,446)
Issuance of 21,767 shares
     common stock                                          99             152                                                251
To record stock dividend of 10%
     common stock                                       4,569                           (4,573)                               (4)
Net income for 1997                                                                     19,069                            19,069
Other comprehensive income,
     net of tax:
     Net change in unrealized
         appreciation/(depreciation)
         on securities available-for-
         sale, net of tax of $751                                                                          1,395           1,395
--------------------------------------------------------------------------------------------------------------------------------
Comprehensive income                                                                                                      20,464
--------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1997                             50,312          28,067           79,026               614         158,019

Cash dividends declared
     ($.73 per share)                                                                   (8,168)                           (8,168)
Issuance of 5,751 shares
     common stock                                          26              73                                                 99
Purchase of stock                                         (13)            (83)                                               (96)
Net income for 1998                                                                     13,969                            13,969
Other comprehensive income,
     net of tax:
     Net change in unrealized
         appreciation/(depreciation)
         on securities available-for-sale,
         net of tax of $523                                                                                  972             972
--------------------------------------------------------------------------------------------------------------------------------
Comprehensive income                                                                                                      14,941
--------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1998                             50,325          28,057           84,827             1,586         164,795

Cash dividends declared
     ($.79 per share)                                                                   (8,769)                           (8,769)
Issuance of 40,534 shares
     common stock                                         204             555                                                759
To record stock dividend of 10%
     common stock                                       5,029          17,853          (22,882)                                0
Purchase of stock                                        (342)         (1,159)                                            (1,501)
Net income for 1999                                                                     21,845                            21,845
Other comprehensive income,
     net of tax:
     Net change in unrealized
         appreciation/(depreciation)
         on securities available-for-sale,
         net of tax of $(2,532)                                                                           (4,710)         (4,710)
---------------------------------------------------------------------------------------------------------------------------------
Comprehensive income                                                                                                      17,135
--------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1999                          $  55,216        $ 45,306        $  75,021           $(3,124)     $  172,419
================================================================================================================================



The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS


Year Ended December 31 (in thousands)                                 1999                   1998                 1997
-----------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
Net income                                                        $  21,845             $  13,969              $ 19,069
Adjustments to reconcile net income to net cash provided
     by operating activities:
         Depreciation and amortization                                7,654                 5,747                 4,777
         Provision for loan and other real estate losses              9,279                16,123                11,179
         Securities (gains) losses, net                                   -                   (12)                 (119)
         Gains on sale of loans, net                                 (1,651)               (2,108)               (1,108)
         Net amortization of securities premiums                        454                   381                   364
         Changes in:
              Other assets                                            9,377                 1,818                (8,371)
              Other liabilities                                      (1,522)               (5,817)                  843
              Loans held for sale                                     4,709                  (531)               78,671
-----------------------------------------------------------------------------------------------------------------------
          Net cash provided by operating activities                  50,145                29,570               105,305

Cash flows from investing activities:
Proceeds from:
     Sale of securities available-for-sale                                -                 2,426                44,913
     Maturity of securities available-for-sale                       79,900                59,078                44,742
     Maturity of securities held-to-maturity                          9,942                 8,673                16,125
     Principal payments of mortgage-backed securities                13,058                23,780                 6,508
Purchase of:
     Securities available-for-sale                                  (56,525)             (195,322)              (23,688)
     Securities held-to-maturity                                          -                     -                     -
     Mortgage-backed securities                                         (10)                    -                (1,000)
Net increase in loans                                              (132,852)              (18,194)             (205,957)
Net increase in premises and equipment                               (1,775)               (6,050)               (5,128)
------------------------------------------------------------------------------------------------------------------------
          Net cash used in investing activities                     (88,262)             (125,609)             (123,485)

Cash flows from financing activities:
Net change in deposits                                              (43,807)               46,799               (15,819)
Net change in federal funds purchased and
     other short-term borrowings                                      2,221               (17,492)               13,364
Advances from Federal Home Loan Bank                                     12                31,000               120,012
Repayments of advances from Federal Home Loan Bank                  (34,472)              (81,443)             (129,154)
Proceeds from long-term debt                                              0                 5,500                34,500
Payments on long-term debt                                             (149)               (5,140)                 (173)
Issuance and repurchase of common stock, net                           (742)                    3                   247
Dividends paid                                                      (10,622)               (8,118)               (7,277)
------------------------------------------------------------------------------------------------------------------------
          Net cash (used in) provided by financing activities       (87,559)              (28,891)               15,700

Net decrease in cash and cash equivalents                          (125,676)             (124,930)               (2,480)
Cash and cash equivalents at beginning of year                      233,133                61,404                63,884
Cash and cash equivalents of acquired banks                               -               296,659                     -
-----------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                          $ 107,457            $  233,133             $  61,404
=======================================================================================================================



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

         NATURE OF OPERATIONS - Substantially all assets, liabilities, revenues, and expenses are related to banking operations, including lending, investing of funds and obtaining of deposits and other financing. All of the Corporation's business offices and the majority of its business are located in eastern and central Kentucky and southern West Virginia.

         CASH AND CASH EQUIVALENTS - Cash and cash equivalents include cash on hand, amounts due from banks, interest-bearing deposits in other financial institutions and federal funds sold. Generally, federal funds are sold for one day periods. Cash flows are reported net for customer loan transactions, deposit transactions, and other short-term borrowings.

         SECURITIES - Management determines the classification of securities at purchase. In accordance with Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities", the Corporation classifies securities into held-to-maturity or available-for-sale categories. Held-to-maturity securities are those which the Corporation has the positive intent and ability to hold to maturity, and are reported at amortized cost. Available-for-sale securities are those the Corporation may decide to sell if needed for liquidity, asset-liability management or other reasons. Available-for-sale securities are reported at fair value, with unrealized gains and losses included as a separate component of shareholders' equity, net of tax. If declines in fair value are not temporary, the carrying value of the securities is written down to fair value as a realized loss.

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

         Diluted EPS adjusts the number of weighted-average shares of common stock outstanding under the treasury stock method, which includes the dilutive effect of stock options. The most significant change is that the treasury stock method is now applied using the AVERAGE MARKET PRICE for the period rather than the higher of the average market price or the ending market price.

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

         On December 31, 1998 Community Trust Bank of West Virginia, NA merged into Community Trust Bank, NA.

3.  CASH AND DUE FROM BANKS

         Included in cash and due from banks are noninterest bearing deposits that are held at the Federal Reserve or maintained in vault cash in accordance with regulatory reserve requirements. The balance requirement was $44.8 million at December 31, 1999 and $39.1 million at December 31, 1998. Cash paid during the years ended 1999, 1998 and 1997 for interest was $80.0 million, $83.6 and $73.6 million, respectively. Cash paid during the same periods for income taxes was $9.6 million, $3.4 million and $11.6 million, respectively.

4. SECURITIES

       Amortized cost and fair value of securities at December 31, 1999 are as follows:


                                                                               Gross            Gross
 Available-for-sale                                       Amortized         Unrealized       Unrealized         Fair
 (in thousands)                                             Cost               Gains           Losses           Value
-----------------------------------------------------------------------------------------------------------------------
 U.S. Treasury and government agencies                  $   50,554          $     49         $   (282)       $   50,321
 States and political subdivisions                          26,941                11           (1,401)           25,551
 U.S. agency mortgage-backed pass through certificates     131,626               151           (2,818)          128,959
 Collateralized mortgage obligations                        38,961                 -             (518)           38,443
 Other debt securities                                       2,113                 -              (51)            2,062
-----------------------------------------------------------------------------------------------------------------------
         Total debt securities                             250,195               211           (5,070)          245,336
     Marketable equity securities                           25,098                39             (192)           24,945
-----------------------------------------------------------------------------------------------------------------------
                                                        $  275,293          $    250         $ (5,262)       $  270,281
=======================================================================================================================

                                                                             Gross            Gross
 Held-to-maturity                                        Amortized        Unrealized       Unrealized           Fair
 (in thousands)                                            Cost              Gains           Losses             Value
-----------------------------------------------------------------------------------------------------------------------
 U.S. Treasury and government agencies                  $   12,499          $      -         $ (1,778)       $   10,721
 States and political subdivisions                          32,123               504              (72)           32,555
 U.S. agency mortgage-backed pass through certificates      12,153                 -             (133)           12,020
 Collateralized mortgage obligations                         3,532                 -              (66)            3,466
-----------------------------------------------------------------------------------------------------------------------
                                                        $   60,307          $    504         $ (2,049)       $   58,762
=======================================================================================================================



Amortized cost and fair value of securities at December 31, 1998 are as follows:


                                                                             Gross            Gross
 Available-for-sale                                      Amortized        Unrealized       Unrealized           Fair
 (in thousands)                                            Cost              Gains           Losses             Value
-----------------------------------------------------------------------------------------------------------------------
 U.S. Treasury and government agencies                  $   87,597          $    885         $     (7)       $   88,475
 States and political subdivisions                          17,518               274              (16)           17,776
 U. S. agency mortgage-backed pass through certificates    134,030               948             (194)          134,784
 Collateralized mortgage obligations                        37,140               183              (44)           37,279
 Other debt securities                                       2,156                 -               (6)            2,150
-----------------------------------------------------------------------------------------------------------------------
         Total debt securities                             278,441             2,290             (267)          280,464
     Marketable equity securities                           20,457               131                -            20,588
-----------------------------------------------------------------------------------------------------------------------
                                                        $  298,898          $  2,421         $   (267)       $  301,052
=======================================================================================================================

                                                                             Gross            Gross
 Held-to-maturity                                        Amortized        Unrealized       Unrealized           Fair
 (in thousands)                                            Cost              Gains           Losses             Value
-----------------------------------------------------------------------------------------------------------------------
 U.S. Treasury and government agencies                  $   12,984          $     21         $ (1,639)       $   11,366
 States and political subdivisions                          41,442             1,436                -            42,878
 U.S. agency mortgage-backed pass through certificates      23,883                42              (22)           23,903
 Collateralized mortgage obligations                         5,050                 -              (13)            5,037
-----------------------------------------------------------------------------------------------------------------------
                                                        $   83,359          $  1,499         $ (1,674)       $   83,184
=======================================================================================================================


       The amortized cost and fair value of securities at December 31, 1999, by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.


                                                             Available-for-sale                  Held-to-maturity
-----------------------------------------------------------------------------------------------------------------------
                                                         Amortized           Fair            Amortized          Fair
     (in thousands)                                        Cost              Value             Cost             Value
-----------------------------------------------------------------------------------------------------------------------
     Due in one year or less                              $ 31,001         $  30,927          $ 4,997         $   5,012
     Due after one through five years                       20,645            20,485           29,134            27,484
     Due after five through ten years                       19,663            18,685            5,339             5,482
     Due after ten years                                     6,186             5,775            5,152             5,297
     Mortgage-backed pass through certificates
         and collateralized mortgage obligations           170,587           167,402           15,685            15,487
     Other securities                                        2,113             2,062                -                 -
-----------------------------------------------------------------------------------------------------------------------
                                                           250,195           245,336           60,307            58,762
     Marketable equity securities                           25,098            24,945                -                 -
-----------------------------------------------------------------------------------------------------------------------
                                                          $275,293         $ 270,281          $60,307         $  58,762
=======================================================================================================================



         There were no gains or losses realized on sales and calls in 1999 and gross gains of $12 thousand and $47 thousand were realized on sales and calls in 1998 and 1997, respectively.

         Securities in the amount of $200 million and $184 million at December 31, 1999 and 1998, respectively, were pledged to secure public deposits, trust funds, securities sold under repurchase agreements, and advances from the Federal Home Loan Bank.

5. LOANS

         Major classifications of loans, net of unearned income, are summarized as follows:


     December 31 (in thousands)                       1999               1998
--------------------------------------------------------------------------------
     Commercial, secured by real estate         $    406,330       $    329,611
     Commercial, other                               293,659            279,406
     Real estate - commercial construction            80,988             74,023
     Real estate - residential construction           18,002             13,602
     Real estate - consumer mortgage                 397,168            399,035
     Consumer                                        415,935            400,893
     Equipment lease financing                         7,398              5,816
-------------------------------------------------------------------------------
                                                $  1,619,480       $  1,502,386
===============================================================================



         Included in loan balances are loans held for sale in the amount of $0.5 million and $3.6 million at December 31, 1999 and December 31, 1998, respectively. The amount of loans on a non-accruing income status was $14.9 million at both December 31, 1999 and December 31, 1998. Additional interest which would have been recorded during 1999, 1998 and 1997 if such loans had been accruing interest was approximately $1.3 million, $1.5 million, and $1.3 million, respectively.

         At December 31, 1999 and 1998, the recorded investment in impaired loans was $9.5 million and $13.1 million, respectively. Included in these amounts at December 31, 1999 and December 31, 1998, respectively are $1.4 million and $2.4 million of impaired loans for which specific reserves for loan losses are carried in the amounts of $0.4 million and $1.9 million. The average investment in impaired loans for 1999 and 1998 was $9.5 million and $13.1 million, respectively while interest income of $259 thousand and $294 thousand was recognized on cash payments of $259 thousand and $294 thousand.

         In the ordinary course of business, the Corporation's banking subsidiaries (Community Trust Bank, NA and Community Trust Bank, FSB) have made loans at prevailing interest rates and terms to directors and executive officers of the Corporation or its banking subsidiaries, including their associates (as defined by the Securities and Exchange Commission). Management believes such loans were made on substantially the same terms, including interest rate and collateral, as those prevailing at the same time for comparable transactions with other persons. The aggregate amount of such loans at January 1, 1999 was $32.5 million. During 1999, activity with respect to these loans included new loans of $17.4 million, repayments of $20.2 million, and a net increase of $2.6 million due to changes in the status of executive officers and directors. As a result of these activities, the aggregate balance of these loans was $32.3 million at December 31, 1999.

6. ALLOWANCE FOR LOSSES

         Activity in the allowance for loan losses is as follows:


     (in thousands)                                   1999                1998                1997
---------------------------------------------------------------------------------------------------
     Balance, beginning of year                   $   26,089          $   20,465          $  18,825
     Balances of acquired banks                            -               1,066                  -
     Provisions charged to operations                  9,105              16,008             11,154
     Recoveries                                        5,212               4,365              3,317
     Charge-offs                                     (15,304)            (15,815)            (12,253)
     Allowance of sold bank                                -                   -               (578)
----------------------------------------------------------------------------------------------------
     Balance, end of year                         $   25,102          $   26,089          $  20,465
===================================================================================================


         Activity in the allowance for other real estate losses is as follows:


     (in thousands)                                     1999              1998                1997
---------------------------------------------------------------------------------------------------
     Balance, beginning of year                   $      623          $      638          $     617
     Provisions charged to operations                    174                 115                 78
     Charge-offs                                        (167)               (130)               (19)
     Allowance of sold bank                                -                   -                (38)
----------------------------------------------------------------------------------------------------
     Balance, end of year                         $      630          $      623          $     638
===================================================================================================



         Other real estate owned by the Corporation, net of reserves, at December 31, 1999 and 1998 was $2.9 million and $2.5 million, respectively.

7. PREMISES AND EQUIPMENT

         Premises and equipment are summarized as follows:


     December 31 (in thousands)                       1999                1998
------------------------------------------------------------------------------
     Land and buildings                           $   52,975          $  53,877
     Leasehold improvements                            4,422              5,007
     Furniture, fixtures and equipment                21,739             31,382
     Construction in progress                              7                619
-------------------------------------------------------------------------------
                                                  $   79,143          $  90,885
     Less accumulated depreciation and
         amortization                                (27,091)           (36,089)
--------------------------------------------------------------------------------
                                                  $   52,052          $  54,796
===============================================================================


         Depreciation and amortization of premises and equipment for 1999, 1998 and 1997 was $4.5 million, $3.9 million, and $3.8 million, respectively.

8. DEPOSITS

         Interest expense on deposits is categorized as follows:


     (in thousands)                                   1999                1998                1997
---------------------------------------------------------------------------------------------------
     Savings, NOW and money market accounts         $ 16,216            $ 15,369           $ 12,557
     Certificates of deposit of $100 thousand
         or more                                      16,188              16,011             14,726
     Other time deposits                              39,557              39,209             34,906
---------------------------------------------------------------------------------------------------
                                                    $ 71,961            $ 70,589           $ 62,189
===================================================================================================


         Time certificates of deposit outstanding in denominations of $100 thousand or more were $309 million and $291 million at December 31, 1999 and 1998, respectively.

9. ADVANCES FROM FEDERAL HOME LOAN BANK

         The advances from the Federal Home Loan Bank are due for repayment as follows:


     December 31 (in thousands)                      1999                1998
--------------------------------------------------------------------------------
     Due in one year or less                      $    3,697          $   3,505
     Due in one to five years                         10,911             44,806
     Due in five to ten years                          1,686              2,419
     Due after ten years                                 630                654
-------------------------------------------------------------------------------
                                                  $   16,924          $  51,384
===============================================================================


         These advances generally require monthly principal payments and are collateralized by Federal Home Loan Bank stock of $15.2 million and certain first mortgage loans totalling $25.4 million as of December 31, 1999. Fixed rates advances total $16.9 million and have interest rates ranging from 1.00% to 7.05%. There were no variable rate advances at year end.

10. LONG-TERM DEBT

         Long-term debt is categorized as follows:


     December 31 (in thousands)                                                              1999                  1998
-----------------------------------------------------------------------------------------------------------------------
     Parent Company:

     Ten Year Senior Notes, 8.25% interest, due January 1, 2003                           $  12,230           $  12,230

     Revolving bank note, interest at prime minus 50 basis points, maximum borrowing of $17,500,000, expires
         January 31, 2000                                                                     5,500               5,500

     Subsidiaries:

     Trust Preferred Securities                                                              34,500              34,500

     Other                                                                                    1,444               1,593
-----------------------------------------------------------------------------------------------------------------------
                                                                                          $  53,674           $  53,823
=======================================================================================================================


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

         The Corporation expects to refinance the revolving bank note on similar terms and amounts.

11. FEDERAL INCOME TAXES

         The components of the provision for income taxes, exclusive of tax effects of unrealized securities gains, are as follows:


     (in thousands)                                   1999                1998                1997
---------------------------------------------------------------------------------------------------
     Currently payable                              $  9,511            $ 5,861             $ 9,079
     Deferred                                           (47)            (1,954)             (1,155)
---------------------------------------------------------------------------------------------------
                                                    $  9,464            $ 3,907             $ 7,924
===================================================================================================


         The components of the net deferred tax asset as of December 31 are as follows:


     (in thousands)                                                       1999                1998
---------------------------------------------------------------------------------------------------
     Deferred Tax Assets
         Allowance for loan losses                                      $  8,785            $ 9,131
         Accrued expenses                                                    592                395
         Deferred compensation                                               198                197
         Other                                                             2,247              1,465
---------------------------------------------------------------------------------------------------
                  Total deferred tax assets                             $ 11,822            $11,188

     Deferred Tax Liabilities
         Depreciation                                                   $ (3,692)           $(3,692)
         FHLB stock dividends                                             (1,943)            (1,543)
         Other                                                            (1,098)              (911)
----------------------------------------------------------------------------------------------------
                  Total deferred tax liabilities                        $ (6,733)           $(6,146)


----------------------------------------------------------------------------------------------------
                  Net deferred tax asset                                $  5,089            $ 5,042
===================================================================================================


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

         A reconciliation between federal income tax at the statutory rate and income tax expense is as follows:


     (in thousands)                                1999                         1998                        1997
------------------------------------------------------------------------------------------------------------------
     Tax at statutory rate                       $10,958                     $  6,256                     $  8,367
     Tax-exempt interest                          (1,465)                      (1,270)                      (1,061)
     Other, net                                      (29)                      (1,079)                         618
------------------------------------------------------------------------------------------------------------------
                                                 $ 9,464                     $  3,907                     $  7,924
==================================================================================================================


         In 1998, OTHER, NET includes the reversal of $1.5 million in tax accruals after substantial issues related to an examination of prior years were settled.

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

         The Corporation currently contributes 4% of covered employees gross wages to the employee stock ownership plan (ESOP) portion of the plan. The ESOP uses the contribution to acquire shares of the Corporation's common stock. The ESOP portion of the KSOP plan owned 264,094 shares of Corporation stock at December 31, 1999. The 401(k) portion of the KSOP plan owned 461,572 shares of Corporation stock at December 31, 1999. Substantially all shares owned by the KSOP were allocated to employees' accounts at December 31, 1999. The market price of the shares at the date of allocation is essentially the same as the market price at the date of purchase.

         The total retirement plan expense, including KSOP expense above, for 1999, 1998 and 1997 was $1.4 million, $1.4 million, and $1.3 million, respectively.

         The Corporation currently maintains two incentive stock option plans covering key employees; however, only one plan is active. The 1998 Stock Option Plan ("1998 Plan") was approved by the Board of Directors and the Shareholders in 1998. The 1998 Plan has 715,000 shares authorized, 598,585 of which were available at December 31, 1999 for future grants. All options granted have a maximum term of ten years. Options granted as management retention options vest after five years, all other options vest ratably over four years.

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

         The Corporation's stock option activity for the 1998 Plan for the years ended December 31, 1999 and December 31, 1998 is summarized as follows:


                                                           December 31, 1999                              December 31, 1998
---------------------------------------------------------------------------------------------------------------------------------

                                                                     Weighted-Average                           Weighted-Average
                                                        Options       Exercise price               Options       Exercise price
---------------------------------------------------------------------------------------------------------------------------------
Outstanding at beginning of year                        12,100            $ 27.91                        -          $  -
Granted                                                107,063              22.44                   12,100            27.91
Exercised                                                    -                -                          -             -
Forfeited/expired                                       (2,748)             22.05                        -             -
---------------------------------------------------------------------------------------------------------------------------------
Outstanding at end of year                             116,415            $ 23.01                   12,100          $ 27.91
=================================================================================================================================

Exercisable at end of year                               1,387            $ 22.05                        -          $  -


         The 1989 Stock Option Plan ("1989 Plan") has no remaining options available for grant. The maximum term is ten years. Options granted as management retention options vest after five years, all other options vest ratably over four years.

         The Corporation's stock option activity for the 1989 Plan for the years ended December 31, 1999 and December 31, 1998 is summarized as follows:



                                                           December 31,1999                               December 31, 1998
--------------------------------------------------------------------------------------------------------------------------------
                                                                     Weighted-Average                           Weighted-Average
                                                        Options       Exercise price                Options      Exercise price
--------------------------------------------------------------------------------------------------------------------------------
Outstanding at beginning of year                       251,042             $18.57                  314,345           $18.78
Granted                                                      -               -                       3,300            28.30
Exercised                                              (17,923)             13.67                   (3,596)           18.60
Forfeited/expired                                      (32,112)             17.85                  (63,007)           20.14
--------------------------------------------------------------------------------------------------------------------------------
Outstanding at end of year                             201,007             $19.12                  251,042           $18.57
================================================================================================================================

Exercisable at end of year                              40,221             $17.32                   52,307           $15.89


         The related information for both plans for the years ended December 31, 1999 and December 31, 1998 is summarized below:

         The weighted-average fair value of options granted during the years 1998 and 1999 was $8.22 and $2.05 per share, respectively. Exercise prices for options outstanding as of December 31, 1999 ranged from $8.82 to $28.51. The weighted-average remaining contractual life of these options is 8.2 years.

         The fair value of the options presented above was estimated at the date of the grant using a Black-Scholes option pricing model with the following weighted average assumptions for 1999 and 1998, respectively: risk-free interest rates of 5.50% and 5.50%, dividend yields of 3.95% and 3.45%, volatility factors of the expected market price of the Corporation's common stock of .170 and .310 and a weighted average expected option life of 6.0 years. Because the effect of applying Statement 123's fair value method to the Corporation's stock options results in net income and earnings per share amounts that are not materially different from those reported in the consolidated statements of income, pro forma information has not been provided.

13. OPERATING LEASES

         Certain premises and equipment are leased under operating leases. Minimum rental payments are as follows:


    (IN THOUSANDS)
  ---------------------------------------------------------
     2000                                           $ 1,047
     2001                                             1,361
     2002                                             1,166
     2003                                               922
     2004                                               719
     THEREAFTER                                       3,252
-----------------------------------------------------------
                                                    $ 8,467
===========================================================


         Rental expense under operating leases was $0.9 million, $1.0 million, and $0.9 million in 1999, 1998 and 1997, respectively.

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

         Long-Term Debt - The fair value of long-term debt is estimated based on prices of comparable instruments.

         Other Financial Instruments - The estimated fair value for other financial instruments and off-balance sheet loan commitments approximates cost at December 31, 1999 and 1998 and is not considered significant.


                                                              1999                                   1998
                                                                      Estimated                              Estimated
                                                  Carrying              Fair              Carrying             Fair
     December 31 (in thousands)                    Amount               Value              Amount              Value
-----------------------------------------------------------------------------------------------------------------------
     Financial assets:
         Cash and cash equivalents              $    107,457       $     107,457       $    233,133        $    233,133
         Securities                                  330,588             329,043            384,411             384,236
         Loans                                     1,619,480           1,609,138          1,502,386           1,521,170
         Less: allowance for loan losses             (25,102)                  -            (26,089)                  -
-----------------------------------------------------------------------------------------------------------------------
                                                $  2,032,423       $   2,045,638       $  2,093,841        $  2,138,539
=======================================================================================================================

     Financial liabilities:
         Deposits                               $  1,877,334       $   1,887,837       $  1,921,141        $  1,930,181
         Short-term borrowings                        45,626              45,626             43,405              43,405
         Advances from Federal Home
              Loan Bank                               16,924              16,902             51,384              51,677
         Long-term debt                               53,674              55,385             53,823              53,823
-----------------------------------------------------------------------------------------------------------------------
                                                $  1,993,558       $   2,005,750       $  2,069,753        $  2,079,086
=======================================================================================================================



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

       At December 31, the Banks had the following financial instruments, whose approximate contract amounts represent credit risk:


     (in thousands)                                   1999                1998
     ---------------------------------------------------------------------------
     Standby letters of credit                     $  15,400           $ 15,102
     Commitments to extend credit                    242,714            223,477



         Standby letters of credit represent conditional commitments to guarantee the performance of a third party. The credit risk involved is essentially the same as the risk involved in making loans.

         Fixed rate loan commitments at December 31, 1999 of $22.2 million have interest rates ranging predominately from 5.0% to 18.0% and are for terms up to 15 years. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The Banks evaluate each customer's credit-worthiness on a case-by-case basis. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. A portion of the commitments are to extend credit at fixed rates. These credit commitments are based on prevailing rates, terms and conditions applicable to other loans being made at December 31, 1999. Collateral held varies but may include accounts receivable, inventory, property and equipment and income-producing properties.

16. CONCENTRATION OF CREDIT RISK

         The Corporation's banking subsidiaries grant commercial, residential and consumer related loans to customers primarily located in Eastern Kentucky, Central Kentucky and West Virginia. The banking subsidiaries are continuing to increase all components of their portfolio mix in a manner to reduce risk from changes in economic conditions. Although these loan portfolios are diverse, a certain portion of our debtors are economically dependent upon the coal industry for their ability to repay.

17. COMMITMENTS AND CONTINGENCIES

         The Corporation and its banking subsidiaries, along with several of their officers, are named defendants in legal actions from normal business activities. Management, after consultation with legal counsel, believes these actions are without merit or that the ultimate liability, if any, will not materially affect the Corporation's consolidated financial position or results of operations.

18. LIMITATION ON SUBSIDIARY BANK DIVIDENDS

         The Corporation's principal source of funds is dividends received from the subsidiary banks. Regulations limit the amount of dividends that may be paid by the Corporation's banking subsidiaries without prior approval. During 2000, approximately $27.4 million plus any 2000 net profits can be paid by the Corporation's banking subsidiaries without prior regulatory approval.

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

         Quantitative measures established by regulation to ensure capital adequacy require the Corporation to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I Capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier I Capital (as defined) to average assets (as defined). These measures also define banks and bank holding companies as "well-capitalized" which meet or exceed higher minimum amounts and ratios (also set forth in the table below.) Management believes, as of December 31, 1999, that the Corporation meets all capital adequacy requirements for which it is subject to be defined as well-capitalized.



                                                                                                                 To be Well
                                                                                                              Capitalized Under
                                                                                  For Capital                 Prompt Corrective
                                                   Actual                      Adequacy Purposes              Action Provisions
(in thousands)                                  Amount   Ratio                   Amount     Ratio               Amount     Ratio
---------------------------------------------------------------------------------------------------------------------------------
AS OF DECEMBER 31, 1999

Total Capital
    (to Risk Weighted Assets)               $171,482      10.17%            $134,903           8.00%        $168,628        10.00%
Tier I Capital
    (to Risk Weighted Assets)                150,354       8.92%              67,451           4.00%         101,177         6.00%
Tier I Capital
    (to Average Assets)                      150,354       7.09%              84,828           4.00%         106,036         5.00%



AS OF DECEMBER 31, 1998

Total Capital
    (to Risk Weighted Assets)               $154,882       9.75%            $127,047           8.00%        $158,809        10.00%
Tier I Capital
    (to Risk Weighted Assets)                134,954       8.50%              63,523           4.00%          95,285         6.00%
Tier I Capital
    (to Average Assets)                      134,954       6.09%              88,654           4.00%         110,818         5.00%


20. PARENT COMPANY FINANCIAL STATEMENTS




CONDENSED BALANCE SHEETS
     December 31 (in thousands)                                  1999                1998
------------------------------------------------------------------------------------------
     ASSETS
     Cash on deposit                                         $   1,717            $  3,102
     Securities available-for-sale                                 180               1,725
     Investment in and advances to subsidiary banks            216,452             207,398
     Excess of cost over net assets acquired (net of
         accumulated amortization)                               5,773               6,173
     Other assets                                                2,008               2,226
------------------------------------------------------------------------------------------

     Total Assets                                            $ 226,130            $220,624
==========================================================================================

     LIABILITIES AND SHAREHOLDERS' EQUITY
     Long-term debt                                          $  52,230            $ 52,230
     Other liabilities                                           1,481               3,599
------------------------------------------------------------------------------------------
         Total liabilities                                      53,711              55,829

     Shareholders' equity                                      172,419             164,795
------------------------------------------------------------------------------------------

     Total Liabilities and Shareholders' Equity              $ 226,130            $220,624
==========================================================================================








CONDENSED STATEMENTS OF INCOME
     Year Ended December 31 (in thousands)                                1999                1998                1997
-----------------------------------------------------------------------------------------------------------------------
     Income:
         Dividends from subsidiary banks                               $  12,000          $   4,372           $  21,747
         Other Income                                                        236              1,812               4,073
-----------------------------------------------------------------------------------------------------------------------
              Total income                                                12,236              6,184              25,820

     Expenses:
         Interest expense                                                  4,569              4,616               3,710
         Amortization expense                                                406                406                 462
         Other Expenses                                                    1,005                726               1,354
-----------------------------------------------------------------------------------------------------------------------
              Total expenses                                               5,980              5,748               5,526
-----------------------------------------------------------------------------------------------------------------------
     Income before income taxes and equity
         in undistributed income of subsidiaries                           6,256                436              20,294
     Income tax benefit                                                   (1,871)            (1,772)               (224)
------------------------------------------------------------------------------------------------------------------------
     Income before equity in undistributed
         income of subsidiaries                                            8,127              2,208              20,518
     Equity in undistributed income
         of subsidiaries                                                  13,718             11,761              (1,449)
------------------------------------------------------------------------------------------------------------------------

     Net Income                                                        $  21,845          $  13,969           $  19,069
=======================================================================================================================




CONDENSED STATEMENTS OF CASH FLOWS
     Year Ended December 31 (in thousands)                                1999                1998                1997
-----------------------------------------------------------------------------------------------------------------------
     Cash Flows From Operating Activities:
     Net income                                                         $21,845           $  13,969            $ 19,069
     Adjustments to reconcile net income to net cash
         provided by operating activities:
     Amortization, net                                                      406                 406                 462
     Equity in undistributed earnings of subsidiaries                   (13,718)            (11,761)              1,449
     Change in other assets and liabilities, net                            (54)              3,674               6,816
-----------------------------------------------------------------------------------------------------------------------
     Net cash provided by operating activities                            8,479               6,288              27,796

     Cash Flows From Investing Activities:
     Change in securities available-for-sale                              1,500              11,247              (7,908)
     Proceeds from sale of subsidiary                                         -                   -               4,860
     Investments in and advances to subsidiaries                              -             (49,632)             (8,959)
------------------------------------------------------------------------------------------------------------------------
     Net cash provided by (used in) investing activities                  1,500             (38,385)            (12,007)

     Cash Flows From Financing Activities:
     Dividends paid                                                     (10,622)             (8,118)             (7,277)
     Net proceeds from repurchase and issuance of common stock             (742)                  3                 247
     Net change in short-term borrowings                                      -                   -              (2,530)
     Repayment of long-term debt                                              -              (5,000)                  -
     Proceeds from long-term debt                                             -               5,500              34,500
-----------------------------------------------------------------------------------------------------------------------
     Net cash (used in) provided by financing activities                (11,364)             (7,615)             24,940
-----------------------------------------------------------------------------------------------------------------------

     Net (decrease) increase in cash and cash equivalents                (1,385)            (39,712)             40,729

     Cash and cash equivalents at beginning of year                       3,102              42,814               2,085
-----------------------------------------------------------------------------------------------------------------------

     Cash and Cash Equivalents At end of year                           $ 1,717           $   3,102            $ 42,814
=======================================================================================================================



21. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:


                                                                          YEAR ENDED DECEMBER 31
                                                                 1999              1998            1997
                                                            ----------------------------------------------
                                                                   (In thousands, except per share data)
Numerator:

Net income before extraordinary gain                        $    21,845     $     13,969       $    15,984
Extraordinary gain                                                    -                -             3,085
Net income after extraordinary gain                         $    21,845     $     13,969       $    19,069
                                                            ===========     ============       ===========

Denominator:

Basic earnings per share:
Weighted average shares                                      11,063,708       11,069,059        11,064,719

Diluted earnings per share:
Effect of dilutive securities - stock options                    25,066           73,334            66,781
Adjusted weighted average shares                             11,088,774       11,142,393        11,131,500
                                                             ==========       ==========        ==========


Earnings per share:

Basic earnings per share before
     extraordinary gain                                         $  1.97           $ 1.26           $  1.45
Basic earnings per share
     extraordinary gain                                               -                -              0.28
Basic earnings per share after
     extraordinary gain                                            1.97             1.26              1.73

Diluted earnings per share before
     extraordinary gain                                            1.97             1.25              1.44
Diluted earnings per share
     extraordinary gain                                               -                -              0.27
Diluted earnings per share after
     extraordinary gain                                            1.97             1.25              1.71


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

         In meeting its responsibilities for the reliability of the financial statements and related financial information, management has established and is responsible for maintaining a system of internal accounting controls. The system is designed to provide reasonable assurance that assets are safeguarded and that transactions are properly authorized and recorded to facilitate preparation of financial statements which present fairly the financial position and results of operations of the Corporation in accordance with generally accepted accounting principles. Although internal accounting controls are designed to achieve these objectives, it must be recognized that errors or fraud may nonetheless occur. Management believes that its system of internal accounting controls provides reasonable assurance that errors or fraud that could be material to the financial statements are prevented or would be detected within a reasonable period of time in the normal course of business. A vital part of the system is a continual and thorough internal audit program.

         The Board of Directors of the Corporation has an audit committee composed of four directors who are not officers or employees of the Corporation. The committee meets periodically with management, internal auditors and the independent public accountants to review audit results and to assure that the audit and internal control functions are being properly discharged.

         Ernst & Young LLP, independent public accountants, have been engaged to render an independent professional opinion on the Corporation's financial statements. Their audit is conducted in accordance with generally accepted auditing standards and forms the basis for their reports as to the fair presentation of the Corporation's financial position and results of operations contained in this annual report.

         Management has made an assessment of the Corporation's internal control and procedures over financial reporting using the criteria described in "Internal Control- Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, management believes that the Corporation maintained an effective system of internal control for financial reporting as of December 31, 1999.


Jean R. Hale
President and Chief Executive Officer

                         Report of Independent Auditors

To the Board of Directors and Shareholders
Community Trust Bancorp, Inc.

We have audited the accompanying consolidated balance sheets of Community Trust Bancorp, Inc. and Subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Community Trust Bancorp, Inc. and Subsidiaries at December 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.



Columbus, Ohio                                  Ernst & Young LLP
January 12, 2000

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

     10.2 Second restated Pikeville National Corporation 1989 Stock Option Plan (Commonly known as Community Trust Bancorp, Inc. 1989 Stock Option Plan ) ( Incorporated by reference to registration statement no. 33-36165).

     10.3 Community Trust Bancorp, Inc. 1998 Stock Option Plan (Incorporated by reference to registration statement no. 333-74217).

     21   List of subsidiaries.

     23   Consent of Ernst & Young LLP, Independent Auditors.

     27   Financial Data Schedule.

 (b) Reports on Form 8-K required to be filed during the last quarter of 1999

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

                                       COMMUNITY TRUST BANCORP, INC.




March 10, 2000                         By:   Jean R. Hale
                                             -------------------------
                                             Jean R. Hale
                                             President and
                                             Chief Executive Officer

                                             Kevin Stumbo
                                             -------------------------
                                             Kevin Stumbo
                                             Chief Accounting Officer

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Corporation and in the capacities and on the date indicated.


                                                                                          Chairman of the Board and
March  10, 2000                       Burlin Coleman                                      Director
                                      ---------------------------------------------------
                                      Burlin Coleman

                                                                                          President, Chief Executive Officer and
March  10, 2000                       Jean R. Hale                                        Director
                                      ---------------------------------------------------
                                      Jean R. Hale

March  10, 2000                       Charles J. Baird                                    Director
                                      ---------------------------------------------------
                                      Charles J. Baird

March  10, 2000                       Nick A. Cooley                                      Director
                                      ---------------------------------------------------
                                      Nick A. Cooley

March  10, 2000                       William A. Graham, Jr.                              Director
                                      ---------------------------------------------------
                                      William A. Graham, Jr.

March  10, 2000                       Steven L. Lawson                                    Director
                                      ---------------------------------------------------
                                      Steven L. Lawson

March  10, 2000                       M. Lynn Parrish                                     Director
                                      ---------------------------------------------------
                                      M. Lynn Parrish

March  10, 2000                                                                           Director
                                      ---------------------------------------------------
                                      E. M. Rogers


                 COMMUNITY TRUST BANCORP, INC. AND SUBSIDIARIES
                                INDEX TO EXHIBITS

 EXHIBIT NO.
     2.1         Agreement and plan of reorganization dated September 27, 1994 between
                 Community Trust Bancorp, Inc. and Woodford Bancorp, Inc., incorporated herein by reference.

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

     10.3        Community Trust Bancorp, Inc. 1998 Stock Option Plan, incorporated herein by reference.

     21          List of subsidiaries.

     23          Consent of Ernst & Young LLP, Independent Auditors.

     27          Financial Data Schedule.
