Form 10-Q
period 2000-03-31
COMMUNITY TRUST BANCORP INC /KY/
filed 2000-05-12
CIK 350852

11







                  SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, DC. 20549

                               FORM 10-Q


     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended March 31, 2000

                                  or

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

     Common stock - 12,141,127 shares outstanding at April 30, 2000

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

      The accompanying information has not been audited by independent public accountants; however, in the opinion of management such information reflects all adjustments necessary for a fair presentation of the results for the interim period. All such adjustments are of a normal and recurring nature.

     The accompanying financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all of the disclosures normally required by generally accepted accounting principles or those normally made in the registrant's annual report on Form 10-K. Accordingly, the reader of the Form 10-Q should refer to the registrant's Form 10-K for the year ended December 31, 1999 for further information in this regard.

  Index to consolidated financial statements:

      Consolidated Balance Sheets                3
      Consolidated Statements of Income          4
      Consolidated Statements of Cash Flows      5
      Notes to Consolidated Financial Statements 6

Consolidated Balance Sheets

                                            March 31     December 31
(In thousands except share data)              2000           1999

Assets:
Cash and due from banks                   $   88,419    $   99,383
Interest bearing deposits in
 other financial institutions                    459           390
Federal funds sold                            11,960         7,684
Securities available-for-sale                253,297       270,281
Securities held-to-maturity (fair value
 of $55,386 and $58,762, respectively)        57,619        60,307
Loans                                      1,647,178     1,619,480
 Allowance for loan losses                   (25,126)      (25,102)
 Net loans                                 1,622,052     1,594,378
Premises and equipment, net                   50,830        52,052
Excess of cost over net assets acquired (net of
 accumulated amortization of
 $12,965 and $12,187, respectively)           58,655        59,433
Other assets                                  31,043        32,182
  Total  Assets                           $2,174,334    $2,176,090


Liabilities and Shareholders' Equity:
Deposits:
 Noninterest bearing                      $  258,783    $  261,880
 Interest bearing                          1,604,690     1,615,454
Total deposits                             1,863,473     1,877,334
Federal funds purchased and other
 short-term borrowings                        51,081        45,626
Other liabilities                             15,213        10,113
Advances from Federal Home Loan Bank          16,106        16,924
Long-term debt                                53,657        53,674
   Total  Liabilities                      1,999,530     2,003,671


Shareholders' Equity:
Preferred stock, 300,000 shares authorized and unissued
Common stock, $5 par value, shares authorized
 25,000,000; shares issued 2000-11,028,822;
 1999-11,043,201                              55,144        55,216
Capital surplus                               45,113        45,306
Retained earnings                             77,934        75,021
Accumulated other comprehensive income        (3,387)       (3,124)
 Total Shareholders' Equity                  174,804       172,419

 Total Liabilities and
  Shareholders' Equity                    $2,174,334    $2,176,090



See notes to consolidated financial statements.

Consolidated Statements of Income
                                              Three months ended
                                                   March 31
(In thousands except per share data)            2000       1999
Interest Income:
 Interest and related fees on loans           $36,982    $33,647
 Interest and dividends on securities
  Taxable                                       4,079      4,686
  Tax exempt                                      692        733
 Interest on federal funds sold                   218      1,343
 Interest on deposits in other financial
  institutions                                      2          2
  Total Interest Income                        41,973     40,411

Interest Expense:
 Interest on deposits                          18,784     18,030
 Interest on federal funds purchased and
  other short-term borrowings                     660        482
 Interest on advances from Federal Home Loan Bank 236        397
 Interest on long-term debt                     1,176      1,224
  Total Interest Expense                       20,856     20,133

Net interest income                            21,117     20,278
Provision for loan losses                       2,450      2,034
Net interest income after provision
 for loan losses                               18,667     18,244

Noninterest Income:
 Service charges on deposit accounts            2,341      2,155
 Gains on sale of loans, net                      133        703
 Trust income                                     565        515
 Loan processing & servicing fees                 736        825
 Other                                            877        797
  Total Noninterest Income                      4,652      4,995

Noninterest Expense:
 Salaries and employee benefits                 7,754      7,519
 Occupancy, net                                 1,362      1,176
 Equipment                                      1,060      1,263
 Data processing                                  921        855
 Stationery, printing and office supplies         410        365
 Taxes other than payroll, property and income    443        441
 Goodwill amortization                            778        787
 Other                                          3,120      3,420
  Total Noninterest Expense                    15,848     15,826

Income before income taxes                      7,471      7,413
Income tax expense                              2,352      2,313
  Net Income                                    5,119      5,100
Other comprehensive income, net of tax:
 Unrealized holding gains/(losses) arising
 during period                                   (263)      (687)
  Comprehensive income                        $ 4,856    $ 4,413


Basic earnings per share                         0.42(1)    0.42(1)
Diluted earnings per share                       0.42(1)    0.42(1)

Average shares outstanding                     12,138(1)  12,174(1)

(1) Per share data and average shares outstanding have been restated to reflect the 10% stock dividend issued on April 15, 1999 and on April 15, 2000.

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows
                                                 Three months ended
                                                      March 31
(In thousands)                                    2000        1999
Cash flows from operating activities:
  Net income                                   $  5,119    $  5,100
  Adjustments to reconcile net income to net
   cash provided by operating activities:
  Depreciation and amortization                   1,813       1,951
  Provision for loan and other real estate losses 2,487       2,040
  Gain on sale of loans, net                       (133)       (703)
  Gain on sale of assets                            107           0
  Net amortization of securities premiums            86         127
  Net change in loans held for sale                 293       2,598
  Changes in:
   Other assets                                   1,691       5,113
   Other liabilities                              3,065       3,115
     Net cash provided by operating activities   14,314      19,341

Cash flows from investing activities:
  Proceeds from:
  Sale/call of securities available-for-sale          0       1,178
    Maturity of securities available-for-sale    16,706      36,338
    Maturity of securities held-to-maturity       1,416         251
  Principal payments on mortgage-backed securities1,653       3,678
  Purchase of:
    Securities available-for-sale                  (280)    (27,042)
    Securities held-to-maturity                    (390)          0
  Mortgage-backed securities                          0         (10)
  Net change in loans                           (30,657)    (10,332)
  Net change in premises and equipment              297        (317)
     Net cash provided by (used in)
      investing activities                      (11,255)      3,744

Cash flows from financing activities:
  Net change in deposits                        (13,861)    (47,072)
  Net change in federal funds purchased and
    other short-term borrowings                   5,455      (2,000)
  Advances from Federal Home Loan Bank               89           0
   Repayments of advances from
    Federal Home Loan Bank                         (907)    (31,858)
  Payments on long-term debt                        (17)        (29)
  Issuance and repurchase of common stock, net     (265)       (228)
  Dividends paid                                   (172)     (3,969)
     Net cash (used in) financing activities     (9,678)    (85,156)

Net (decrease) in cash and cash equivalents      (6,619)    (62,071)
Cash and cash equivalents at beginning of period107,457     233,133
Cash and cash equivalents at end of period    $ 100,838   $ 171,062


See notes to consolidated financial statements.

Notes to Consolidated Financial Statements

Note 1 - Summary of Significant Accounting Policies

      The accounting and reporting policies of Community Trust Bancorp, Inc. (the "Corporation"), and its subsidiaries on a consolidated basis conform to generally accepted accounting principles and general practices within the banking industry.

      Principles   of  Consolidation  -  The  unaudited  consolidated
financial statements include the accounts of the Corporation and its separate and distinct, wholly owned subsidiaries Community Trust Bank, NA, Community Trust Bank, FSB, Trust Company of Kentucky, National Association, CTBI Preferred Capital Trust, and Community Trust Funding Corporation. All significant intercompany transactions have been eliminated in consolidation.


Note 2 - Securities

      Securities are classified into held-to-maturity and available-for-
sale  categories.   Held-to-maturity securities are  those  which  the
Corporation has the positive intent and ability to hold to maturity and are reported at amortized cost. Available-for-sale securities are those which the Corporation may decide to sell if needed for liquidity, asset-liability management or other reasons. Available-for-sale securities are reported at fair value, with unrealized gains or losses included as a separate component of equity, net of tax.

      The amortized cost and fair value of securities available-for-sale as of March 31, 2000 are summarized as follows:

                                            Amortized    Fair
(in thousands)                                 Cost      Value

U.S. Treasury and government agencies       $ 41,546   $ 41,319
Mortgage-backed pass through
     certificates                            125,077    121,988

Collateralized mortgage obligations           37,750     37,185
Other debt securities                         29,040     27,519

     Total  debt securities                  233,413    228,011
Equity securities                             25,370     25,286
     Total Securities                       $258,783   $253,297

     The amortized cost and fair value of securities held-to-maturity as of March 31, 2000 are summarized as follows:

                                            Amortized    Fair
(in thousands)                                 Cost      Value

U.S. Treasury and government agencies       $ 12,499   $ 10,197
States and political subdivisions             31,094     31,339
Mortgage-backed pass through
     certificates                             10,583     10,459

Collateralized mortgage obligations            3,443      3,391
     Total Securities                       $ 57,619   $ 55,386

Note 3 - Loans

     Major classifications of loans are summarized as follows:

                                          March 31   December 31
(in thousands)                               2000        1999
Commercial, secured by real estate       $  429,228 $  406,330
Commercial, other                           313,963    293,659
Real Estate Construction                     92,134     98,990
Real Estate Mortgage                        402,558    397,168
Consumer                                    401,994    415,935
Equipment Lease Financing                     7,302      7,398
                                         $1,647,178 $1,619,480


Note 4 - Long-Term Debt

     Long-Term Debt consists of the following:

                                           March 31  December 31
(in thousands)                                2000       1999
Trust Preferred Securities *              $  34,500  $  34,500
Senior Notes                                 12,230     12,230
Revolving Bank Note                           5,500      5,500
Other                                         1,427      1,444
                                          $  53,657  $  53,674


      Refer to the Corporation's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1999 for information concerning rates and assets securing long-term debt.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Overview

      Community Trust Bancorp, Inc. (the "Corporation") is a multi-bank holding company headquartered in Pikeville, Kentucky. At March 31, 2000 the Corporation owned one commercial bank, one savings bank, one trust company and two special purpose Delaware corporations. Through its affiliates, the Corporation has over sixty banking locations serving 85,000 households in various West Virginia and Eastern and Central Kentucky counties. The Corporation had total assets of $2.18 billion and total shareholders' equity of $175 million as of March 31,
2000.   The  Corporation's common stock is listed on NASDAQ under  the symbol CTBI. Market makers are Herzog, Heine, Geduld, Inc., New York, New York; J.J.B. Hilliard, W.L. Lyons, Inc., Louisville, Kentucky; Morgan, Keegan and Company, Inc., Memphis, Tennessee; Robinson Salomon Smith Barney, Atlanta, Georgia; J.C. Bradford & Co., Louisville, Kentucky; Keefe, Bruyette & Woods, Inc., New York, New York.


Dividends

      On January 25, 2000, the Corporation's Board of Directors approved a 10% stock dividend. The stock dividend was paid on April 15, 2000, to shareholders of record on March 20, 2000. On April 15, 1999, there was a 10% stock dividend paid to shareholders of record on March 20, 1999. All per share data has been restated to reflect these stock dividends.

      Regular quarterly cash dividends were paid on (1) April 1, 1999 of 17 cents per share for shareholders of record on March 15, 1999,
(2) July 1, 1999 of 18 cents per share for shareholders of record on June 15, 1999, (3) October 1, 1999 of 18 cents per share for shareholders of record on September 15, 1999, (4) January 1, 2000 of 18 cents per share for shareholders of record on December 15, 1999 and
(5) April 1, 2000 of 18 cents per share for shareholders of record on March 15, 2000.


Income Statement Review

      The Corporation's net income for the three months ended March 31, 2000 was $5.1 million or $0.42 per share as compared to $5.1 million
or  $0.42  per share for the three months ended March 31,  1999.   The
following table sets forth on an annualized basis the return on average assets and return on average shareholders' equity for the three month period ending March 31, 2000 and 1999:

                                            Three months ended
                                                 March 31
                                             2000        1999

Return on average shareholders' equity      11.82%      12.35%

Return on average assets                     0.95%       0.95%

      Provision for loan losses for the three months ended March 31, 2000 was $2.5 million, compared to $2.0 million for the same period in 1999. See "Provision For Loan Losses" below for an explanation of the increase.


Net Interest Income

      Net interest income increased $0.8 million or 4.1% from $20.3 million for the first quarter of 1999 to $21.1 million for the first quarter of 2000. Interest income and interest expense both increased for the quarter ending March 31, 2000 as compared to the same period in 1999, with interest income increasing $1.6 million and interest expense increasing $0.7 million.

      The yield on interest earning assets increased 33 basis points for the first quarter of 2000 as compared to the same period in 1999, as a result of (1) funds being redeployed to loans from other financial assets and (2) rising interest rates. The cost of interest bearing funds also increased by 22 basis points for the first quarter of 2000 as compared to the same period in 1999 due to rising interest rates. As a result, the net interest margin increased from 4.27% for the first quarter of 1999 to 4.45% for the current quarter.

      The Corporation's loan portfolio, its highest yielding asset, continues to expand. The Corporation's loan portfolio increased 9.3% from $1.51 billion for the first quarter of 1999 to $1.65 billion for the first quarter of 2000.

      The following table summarizes the annualized net interest spread and net interest margin, on a taxable equivalent basis, for the three months ended March 31, 2000 and 1999.

                                     Three Months Ended
                                           March 31
                                       2000      1999
Yield on interest earning assets       8.68%     8.35%
Cost of interest bearing funds         4.86%     4.64%
Net interest spread                    3.82%     3.71%
Net interest margin                    4.45%     4.27%


Provision for Loan Losses

      The analysis of the changes in the allowance for loan losses and selected ratios is set forth below.

                                           Three Months Ended
                                                 March 31
(in thousands)                               2000       1999

Allowance balance January 1                $25,102    $26,089
Additions to allowance charged
 against operations                          2,450      2,034
Recoveries credited to allowance             1,521      1,670
Losses charged against allowance            (3,947)    (5,520)
Allowance balance at March 31              $25,126    $24,273

Allowance for loan losses to
 period-end loans                             1.53%      1.61%
Average loans, net of unearned income   $1,630,319 $1,501,450
Provision for loan losses to
 average loans, annualized                     .60%       .55%
Loan charge-offs net of recoveries, to
 average loans, annualized                     .60%      1.04%

      The Corporation increased its provision for loan losses during the first quarter of 2000. This increase is primarily due to the loan growth experienced in the first quarter of 2000. In September 1998, CTBI took a special charge of $7.3 million to clean up problems in the Indirect Loan Portfolio. Six million dollars of this charge was booked as additional Provision for Loan Losses. As a result, losses incurred in the Corporation's pre-1998 Indirect Lending Portfolio are charged against this provision. In the first quarter of 1999, $942 thousand of the net charge-offs were applied to the pre-1998 special reserve. In the first quarter of 2000, this amount decreased to $323 thousand. The 1999 provision was less than the 2000 provision even though gross net charge-offs were greater in 1999, because $942 thousand of the 1999 charge-offs were applied to the special reserve.

      Net charge-offs represent the amount of loans charged off less amounts recovered on loans previously charged off. Net charge-offs as a percentage of average loans outstanding decreased 44 basis points to 0.60% for the three months ended March 31, 2000 as compared to the same period in 1999. The Corporation's non-performing loans (90 days or more past due and non-accrual) were 1.12% and 1.33% of outstanding loans at December 31, 1999 and March 31, 2000, respectively.

      Any loans classified as doubtful, substandard or special mention that are not included in non-performing loans do not (1) represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity or capital resources or (2) represent material credits about which management has knowledge of any information which would cause management to have serious doubts as to the ability of the borrowers to comply with the loan repayment terms. The Corporation does not believe there are currently any trends, events or uncertainties that are reasonably likely to have a material effect on the volume of its non-performing loans.


Noninterest Income

      The Corporation's noninterest income decreased 6.87% from $5.00 million for the three months ended March 31, 1999 to $4.65 million for the three months ended March 31, 2000. This net decrease can primarily be attributed to gains on the sale of loans which decreased from $703 thousand for the three months ended March 31, 1999, to $133 thousand for the three months ended March 31, 2000 and service charges on deposit accounts which increased 8.63%, or $186 thousand, for the three months ended March 31, 2000 as compared to the same period in 1999.


Noninterest Expense

      The Corporation's noninterest expense remained flat at $15.8 million for the three months ended March 31, 2000 and March 31, 1999.


                           Cash Basis Income

                                                Quarter Ended
                                                March 31, 2000
                                                  Amortization
                                    Reported           Core Deposit  "Cash"
                                    Earnings  Goodwill  Intangible  Earnings

Income before income tax expense     $ 7,471   $   634     $  145    $8,250
  Income tax expense                   2,352       205         51     2,608

Net income                           $ 5,119   $   429     $   94    $5,642

Basic earnings per common share      $  0.42   $  0.04     $ 0.01    $ 0.47

Diluted earnings per common share    $  0.42   $  0.04     $ 0.01    $ 0.47

These calculations were specifically formulated by the Corporation and may not be comparable to similarly titled measures reported by other companies.

Earnings per share calculations have been restated to reflect the 10% stock dividend paid on April 15, 2000.


Balance Sheet Review

      Total assets were $2.18 billion at December 31, 1999 compared to $2.17 billion at March 31, 2000. During the last three months, loans increased 1.7% from $1.62 billion to $1.65 billion. Securities decreased from $331 million at December 31, 1999 to $311 million at March 31, 2000.

      The Corporation's largest liability, deposits, decreased from $1.88 billion as of December 31, 1999 to $1.86 billion as of March 31, 2000. Noninterest bearing deposits declined from $261.9 million at December 31, 1999 to $258.8 million at March 31, 2000. Interest bearing deposits decreased from $1,615.5 million at December 31, 1999 to $1,604.7 million at March 31, 2000.

Loans

      Loans increased from $1.62 billion as of December 31, 1999 to $1.65 billion as of March 31, 2000, primarily due to the growth of the Corporation's commercial loan portfolio. The category of commercial loans secured by real estate increased from $406.3 million as of December 31, 1999 to $429.2 million as of March 31, 2000 while other commercial loans increased from $293.7 million as of December 31, 1999
to  $314.0  million  as  of  March 31,  2000.   These  increases  were
partially offset by a decrease in consumer loans of $13.9 million. The Corporation has strengthened the underwriting standards of its consumer loan portfolio. The changes in underwriting standards have resulted in a decrease in the volume of new loans booked.

      Non-accrual and 90 days past due loans amounted to 1.12% of total loans outstanding as of December 31, 1999 and 1.33% of total loans outstanding as of March 31, 2000. Non-accrual loans as a percentage of total loans outstanding were 0.92% as of December 31, 1999 and at 1.20% at March 31, 2000. During the same period, loans 90 days or more past due decreased 7 basis points from 0.20% of total loans outstanding to 0.13%. The allowance for loan losses decreased from 1.55% of total loans outstanding as of December 31, 1999 to 1.53% as of March 31, 2000. The allowance for loan losses as a percentage of non-accrual loans and loans past due 90 days or more was 138.7% at December 31, 1999 and 114.7% at March 31, 2000.

      Loans on non-accrual status increased from $14.8 million at December 31, 1999 to $19.7 million at March 31, 2000, an increase of $4.9 million. This increase was substantially due to the additions of two secured commercial loans totaling $4.6 million. Both businesses continue to operate and the sale of both businesses is being actively pursued by their owners. The Corporation does not anticipate a material loss from these two loans.

      The following table summarizes the Corporation's loans that are non-accrual or past due 90 days or more as of March 31, 2000 and December 31, 1999.

                                     As a % of   Accruing loans   As a % of
                       Non-accrual loan balances   past due 90  loan balances
                           loans    by category   days or more   by category
(in thousands)
March 31, 2000

Commercial loans,
 secured by real estate  $ 8,497       1.68%         $   208        0.04%
Commercial loans, other    5,866       1.83               61        0.02
Consumer loans,
 secured by real estate    4,919       1.18            1,152        0.28
Consumer loans, other        425       0.11              783        0.19
   Total                 $19,707       1.20%         $ 2,204        0.13%


December 31, 1999

Commercial loans,
 secured by real estate  $ 5,887       1.21%         $   271        0.06%
Commercial loans, other    3,518       1.17              546        0.18
Consumer loans,
 secured by real estate    5,098       1.23            1,305        0.31
Consumer loans, other        358       0.09            1,115        0.27
 Total                   $14,861       0.92%         $ 3,237        0.20%


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


Securities

      The  Corporation  uses  its  securities  held-to-maturity   for
production of income and to manage cash flow needs through expected maturities. The Corporation uses its securities available-for-sale for income and balance sheet liquidity management. The book value of securities available-for-sale decreased from $270.3 million as of December 31, 1999 to $253.3 million as of March 31, 2000. Securities held-to-maturity declined from $60.3 million to $57.6 million during the same period. Total securities as a percentage of total assets were 15.2% as of December 31, 1999 and 14.3% as of March 31, 2000.


Liquidity and Capital Resources

      The Corporation's liquidity objectives are to ensure that funds are available for the subsidiary banks to meet deposit withdrawals and credit demands without unduly penalizing profitability, and to ensure that funding is available for the Corporation to meet ongoing cash needs while maximizing profitability. The Corporation continues to identify ways to provide for liquidity on both a current and long-term basis. The subsidiary banks rely mainly on core deposits, certificates of $100,000 or more, repayment of principal and interest on loans and securities and federal funds sold and purchased to create long-term liquidity. The subsidiary banks also rely on the sale of securities under repurchase agreements, securities available-for-sale and Federal Home Loan Bank borrowings.

      Deposits decreased from $1.877 billion to $1.863 billion from December 31, 1999 to March 31, 2000. Noninterest bearing deposits decreased by $3.1 million while interest-bearing deposits decreased by $10.8 million.

      Due to the nature of the markets served by the subsidiary banks, management believes that the majority of its certificates of deposits of $100,000 or more are no more volatile than its core deposits. During the periods of low interest rates, these deposit balances remained stable as a percentage of total deposits. In addition, arrangements have been made with correspondent banks for the purchase of federal funds on an unsecured basis, up to an aggregate of nearly $100 million, if necessary, to meet the Corporation's liquidity needs.

      The Corporation owns $253.3 million of securities valued at market price that are designated as available-for-sale and available to meet liquidity needs on a continuing basis. The Corporation also relies on Federal Home Loan Bank advances for both liquidity and management of its asset/liability position. These advances have sometimes been matched against pools of residential mortgage loans, which are not sold in the secondary market, some of which have original maturities of ten to fifteen years. Federal Home Loan Bank advances decreased from $16.9 million as of December 31, 1999 to $16.1 million as of March 31, 2000.

      The  Corporation generally relies upon net inflows of cash  from financing  activities,  supplemented  by  net  inflows  of  cash  from operating activities, to provide cash for its investing activities. As is typical of many financial institutions, significant financing activities include deposit gathering, use of short-term borrowing facilities such as federal funds purchased and securities sold under repurchase agreements, and issuance of long-term debt. The Corporation currently has a $21.0 million revolving line of credit, $15.5 million of which is currently available to meet any future cash needs. (See long-term debt footnote to the consolidated financial statements.) The Corporation's primary investing activities include purchases of securities and loan originations.

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

      On a limited basis, the Corporation may use interest rate swaps and sales of options on securities as additional tools in managing interest rate risk. Interest rate swaps involve an exchange of cash flows based on the notional principal amount and agreed upon fixed and variable interest rates. In this transaction, the Corporation would typically agree to pay a floating interest rate based on London Inter-Bank Offering Rate (LIBOR) and receive a fixed interest rate in return. On options, the Corporation would typically sell the right to a third party to purchase securities the Corporation currently owns at a fixed price on a future date. The Corporation had no swaps or options outstanding at March 31, 2000.

      The Corporation's principal source of funds used to pay dividends to shareholders and service long-term debt is the dividends it receives from subsidiary banks. Various federal and state statutory provisions, in addition to regulatory policies and directives, limit the amount of dividends that subsidiary banks can pay without prior regulatory approval. These restrictions have had no major impact on the Corporation's dividend policy or its ability to service long-term debt, nor is it anticipated that they would have any major impact in the foreseeable future. In addition to the subsidiary banks' 2000 profits, approximately $27.4 million can be paid to the Corporation as dividends without prior regulatory approval.

      The primary source of capital for the Corporation is retained earnings. The Corporation paid cash dividends of $0.18 per share for the first three months of 2000 and $0.17 per share for the first three months of 1999. Earnings per share for the same periods were $0.42 and $0.42, respectively. The Corporation retained 57% of earnings for the first three months of 2000.

      Under guidelines issued by banking regulators, the Corporation and its subsidiary banks are required to maintain a minimum Tier 1 risk-based capital ratio of 4% and a minimum total risk-based ratio of 8%. Risk-based capital ratios weight the relative risk factors of all assets and consider the risk associated with off-balance sheet items. The Corporation must also maintain a minimum Tier 1 leverage ratio of 4%. The Corporation's Tier 1 leverage, Tier 1 risk-based and total risk-based ratios were 7.29%, 9.01% and 10.27%, respectively as of March 31, 2000.

      As of March 31, 2000, management is not aware of any current recommendations by banking regulatory authorities which, if they were to be implemented, would have, or would be reasonably likely to have, a material adverse impact on the Corporation's liquidity, capital resources, or operations.


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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

      The Corporation currently does not engage in any derivative or hedging activity. Refer the Corporation's 1999 10-K for analysis of the interest rate sensitivity.


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


                                  COMMUNITY TRUST BANCORP, INC.
                                  by




Date:  May 12, 2000                /s/Jean R. Hale
                                   Jean R. Hale
                                   President and
                                   Principal Executive Officer






                                   /s/Kevin Stumbo
                                   Kevin Stumbo
                                   Chief Accounting Officer