Form 10-Q
period 2000-06-30
COMMUNITY TRUST BANCORP INC /KY/
filed 2000-08-14
CIK 350852

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC. 20549

                                    FORM 10-Q

           /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

                                       or

          / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

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

     Common stock - 11,791,496 shares outstanding at July 31, 2000

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

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

     Index to consolidated financial statements:

          Condensed Consolidated Balance Sheets                       3
          Condensed Consolidated Statements of Income                 4
          Condensed Consolidated Statements of Cash Flows             5
          Notes to Condensed Consolidated Financial Statements        6

CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                        June 30        December 31
(IN THOUSANDS EXCEPT SHARE DATA)                                          2000             1999
--------------------------------------------------------------------------------------------------
ASSETS:
Cash and due from banks                                                $   80,050       $   99,383
Interest bearing deposits in
  other financial institutions                                                575              390
Federal funds sold                                                          8,350            7,684
Securities available-for-sale                                             243,059          270,281
Securities held-to-maturity (fair value of $52,085 and
  $58,762, respectively)                                                   54,028           60,307
Loans                                                                   1,676,272        1,619,480
     Allowance for loan losses                                            (25,706)         (25,102)
                                                                       ----------       ----------
     Net loans                                                          1,650,566        1,594,378
                                                                       ----------       ----------

Premises and equipment, net                                                50,272           52,052
Excess of cost over net assets acquired (net of
  accumulated amortization of
  $12,965 and $12,187, respectively)                                       57,876           59,433
Other assets                                                               31,690           32,182
                                                                       ----------       ----------
     TOTAL ASSETS                                                      $2,176,466       $2,176,090
                                                                       ==========       ==========

LIABILITIES AND SHAREHOLDERS' EQUITY:
Deposits:
     Noninterest bearing                                               $  249,659       $  261,880
     Interest bearing                                                   1,620,152        1,615,454
                                                                       ----------       ----------
Total deposits                                                          1,869,811        1,877,334
Federal funds purchased and other
  short-term borrowings                                                    45,963           45,626
Other liabilities                                                          16,182           10,113
Advances from Federal Home Loan Bank                                       15,185           16,924
Long-term debt                                                             53,578           53,674
                                                                       ----------       ----------
     TOTAL LIABILITIES                                                  2,000,719        2,003,671

SHAREHOLDERS' EQUITY:
Preferred stock, 300,000 shares authorized and unissued
Common stock, $5 par value, shares authorized 25,000,000;
  shares issued 2000 - 11,943,702; 1999 - 12,147,520                       59,656           55,216
Capital surplus                                                            57,473           45,306
Retained earnings                                                          61,577           75,021
Accumulated other comprehensive income                                     (2,959)          (3,124)
                                                                       ----------       ----------
     TOTAL SHAREHOLDERS' EQUITY                                           175,747          172,419
                                                                       ----------       ----------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                        $2,176,466       $2,176,090
                                                                       ==========       ==========

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                                     Three months ended                Six months ended
                                                                          June 30                          June 30
(IN THOUSANDS EXCEPT PER SHARE DATA)                                2000            1999             2000            1999
--------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME:
     Interest and fees on loans                                   $38,429         $34,419          $75,413         $68,068
     Interest and dividends on securities
          Taxable                                                   3,782           4,536            7,862           9,222
          Tax exempt                                                  695             757            1,387           1,490
     Interest on federal funds sold                                   250             985              468           2,328
     Interest on deposits in other financial
       institutions                                                     3               2                4               4
                                                                  -------         -------          -------         -------
          TOTAL INTEREST INCOME                                    43,159          40,699           85,134          81,112
                                                                  -------         -------          -------         -------

INTEREST EXPENSE:
     Interest on deposits                                          19,909          17,850           38,695          35,879
     Interest on federal funds purchased and
       other short-term borrowings                                    630             473            1,290             957
     Interest on advances from Federal Home Loan Bank                 223             274              458             671
     Interest on long-term debt                                     1,173           1,128            2,348           2,352
                                                                  -------         -------          -------         -------
          TOTAL INTEREST EXPENSE                                   21,935          19,725           42,791          39,859
                                                                  -------         -------          -------         -------

Net interest income                                                21,224          20,974           42,343          41,253
Provision for loan losses                                           1,700           2,671            4,150           4,705
                                                                  -------         -------          -------         -------
Net interest income after provision for loan losses                19,524          18,303           38,193          36,548
                                                                  -------         -------          -------         -------

NONINTEREST INCOME:
     Service charges on deposit accounts                            2,432           2,431            4,773           4,586
     Gains on sale of loans, net                                      132             384              265           1,088
     Trust income                                                     568             648            1,132           1,163
     Other                                                          1,484           1,707            3,098           3,328
                                                                  -------         -------          -------         -------
          TOTAL NONINTEREST INCOME                                  4,616           5,170            9,268          10,165
                                                                  -------         -------          -------         -------

NONINTEREST EXPENSE:
     Salaries and employee benefits                                 7,391           7,193           15,145          14,712
     Occupancy, net                                                 1,315           1,250            2,678           2,426
     Equipment                                                      1,091           1,176            2,151           2,439
     Data processing                                                  921             811            1,842           1,665
     Stationery, printing and office supplies                         204             407              613             772
     Taxes other than payroll, property and income                    545             356              988             797
     FDIC insurance                                                    95              25              190             147
     Other                                                          3,948           4,432            7,752           8,519
                                                                  -------         -------          -------         -------
          TOTAL NONINTEREST EXPENSE                                15,510          15,650           31,359          31,477
                                                                  -------         -------          -------         -------

Income before income taxes                                          8,630           7,823           16,102          15,236
Income tax expense                                                  2,821           2,391            5,174           4,704
                                                                  -------         -------          -------         -------
     Net Income                                                     5,809           5,432           10,928          10,532
                                                                  -------         -------          -------         -------
Other comprehensive income, net of tax:
  Unrealized holding gains/(losses) arising
  during period                                                       428            (470)             165          (1,157)
                                                                  -------         -------          -------         -------
     Comprehensive income                                         $ 6,237         $ 4,962          $11,093         $ 9,375
                                                                  =======         =======          =======         =======

Basic earnings per share                                             0.48(1)         0.45(1)          0.90(1)         0.86(1)
Diluted earnings per share                                           0.48(1)         0.44(1)          0.90(1)         0.86(1)

Average shares outstanding                                         12,124(1)       12,174(1)        12,131(1)       12,174(1)

(1) Per share data and average shares outstanding have been restated to reflect the 10% stock dividends issued on April 15, 1999 and April 15, 2000.

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                      Six months ended
                                                                           June 30
(IN THOUSANDS)                                                       2000           1999
------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                    $ 10,928       $ 10,532
     Adjustments to reconcile net income to net
       cash provided by operating activities:
          Depreciation and amortization                               3,598          3,862
          Provision for loan and other real estate losses             4,217          4,733
          Gain on sale of loans, net                                   (265)        (1,088)
          (Gain)/loss on sale of assets                                 201              1
          Net amortization of securities premiums                       158            246
          Net change in loans held for sale                             340          1,465
          Changes in:
               Other assets                                           6,070          5,000
               Other liabilities                                        667          3,884
                                                                   --------       --------
                    Net cash provided by operating activities        25,914         28,635
                                                                   --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from:
          Sale/call of securities available-for-sale                     68          1,278
          Maturity of securities available-for-sale                  19,500         47,242
          Maturity of securities held-to-maturity                     3,153          3,982
          Principal payments on mortgage-backed securities           20,613          7,366
     Purchase of:
          Securities available-for-sale                              (7,677)       (50,866)
          Securities held-to-maturity                                  (390)             0
          Mortgage-backed securities                                 (1,943)           (10)
     Net change in loans                                            (61,683)       (62,735)
     Net change in premises and equipment                              (145)          (855)
     Other                                                              894              0
                                                                   --------       --------
                    Net cash used in investing activities           (27,610)       (54,598)
                                                                   --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net change in deposits                                          (7,523)       (42,357)
     Net change in federal funds purchased and
       other short-term borrowings                                      337         (2,981)
     Advances from Federal Home Loan Bank                                89              0
     Repayments of advances from Federal Home Loan Bank              (1,829)       (32,728)
     Payments on long-term debt                                         (96)           (99)
     Payments for redemption of common stock                         (3,239)          (244)
     Dividends paid                                                  (4,525)        (6,197)
                                                                   --------       --------
                    Net cash used in by financing activities        (16,786)       (84,606)
                                                                   --------       --------

Net decrease in cash and cash equivalents                           (18,482)      (110,569)
Cash and cash equivalents at beginning of year                      107,457        233,133
                                                                   --------       --------
Cash and cash equivalents at end of period                         $ 88,975       $122,564
                                                                   ========       ========

See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Summary of Significant Accounting Policies

     The accounting and reporting policies of Community Trust Bancorp, Inc. (the "Company"), and its subsidiaries on a consolidated basis conform to accounting principles generally accepted in the United States of America and general practices within the banking industry.

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

Note 2 - Securities

     Securities are classified into held-to-maturity and available-for-sale categories. Held-to-maturity securities are those that the Company has the positive intent and ability to hold to maturity and are reported at amortized cost. Available-for-sale securities are those that the Company may decide to sell if needed for liquidity, asset-liability management or other reasons. Available-for- sale securities are reported at fair value, with unrealized gains or losses included as a separate component of equity, net of tax.

     The amortized cost and fair value of securities available-for-sale as of June 30, 2000 are summarized as follows:

                                                   Amortized       Fair
(In thousands)                                       Cost          Value
--------------                                     --------      --------
U.S. Treasury and government agencies              $ 33,910      $ 33,736
States and political subdivisions                    31,035        29,849
Mortgage-backed pass through
  certificates                                      119,805       116,884

Collateralized mortgage obligations                  35,500        35,077
Other debt securities                                 2,089         2,027
                                                   --------      --------

     Total debt securities                          222,339       217,573
Equity securities                                    25,688        25,486
                                                   --------      --------
     Total Securities                              $248,027      $243,059
                                                   ========      ========

     The amortized cost and fair value of securities held-to-maturity as of June 30, 2000 are summarized as follows:

                                                  Amortized      Fair
(In thousands)                                      Cost         Value
--------------                                     -------      -------
U.S. Treasury and government agencies              $11,499      $ 9,463
States and political subdivisions                   30,305       30,557
Mortgage-backed pass through
  certificates                                       8,826        8,710

Collateralized mortgage obligations                  3,398        3,355
                                                   -------      -------
     Total Securities                              $54,028      $52,085
                                                   =======      =======

Note 3 - Loans

     Major classifications of loans are summarized as follows:

                                                    June 30        December 31
(In thousands)                                        2000            1999
--------------                                     ----------      ----------
Commercial, secured by real estate                 $  446,641      $  406,330
Commercial, other                                     310,417         293,659
Real Estate Construction                               94,654          98,990
Real Estate Mortgage                                  417,095         397,168
Consumer                                              400,276         415,935
Equipment Lease Financing                               7,189           7,398
                                                   ----------      ----------
                                                   $1,676,272      $1,619,480
                                                   ==========      ==========

Note 4 - Long-Term Debt

     Long-Term Debt consists of the following:

                                                   June 30    December 31
(In thousands)                                       2000         1999
--------------                                     -------      -------
Trust Preferred Securities*                        $34,500      $34,500
Senior Notes                                        12,230       12,230
Revolving Bank Note                                  5,500        5,500
Other                                                1,348        1,444
                                                   -------      -------
                                                   $53,578      $53,674
                                                   =======      =======

     Refer to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1999 for information concerning rates and assets securing long-term debt.

* In April 1997, CTBI Preferred Capital Trust ("CTBI Trust"), a trust created under the laws of the State of Delaware, issued $34.5 million of 9.0% cumulative trust preferred securities ("Preferred Securities"). The Company owns all of the beneficial interests represented by common securities ("Common Securities") of CTBI Trust, which exists for the sole purpose of issuing the Preferred Securities and Common Securities and investing the proceeds thereof in an equivalent amount of 9.0% Subordinated Debentures which were issued by the Company. The Subordinated Debentures will mature on March 31, 2027, and are unsecured obligations of the Company. The Subordinated Debentures are irrevocably and unconditionally guaranteed by the Company and are subordinate and junior in right of payment to all senior debt and other subordinated debt. There are no payments due for this debt in the next five years.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Community Trust Bancorp, Inc. (the "Company") is a multi-bank holding company headquartered in Pikeville, Kentucky. At June 30, 2000 the Company owned one commercial bank, one savings bank and one trust company. Through its affiliates, the Company has over sixty-five banking locations serving 85,000 households in Eastern and Central Kentucky and in West Virginia. The Company had total assets of $2.18 billion and total shareholders' equity of $176 million as of June 30, 2000. The Company's common stock is listed on NASDAQ under the symbol CTBI. Market makers are Herzog, Heine, Geduld, Inc., New York, New York; J.J.B. Hilliard, W.L. Lyons, Inc., Louisville, Kentucky; Morgan, Keegan and Company, Inc., Memphis, Tennessee; Robinson Salomon Smith Barney, Atlanta, Georgia; J.C. Bradford & Co., Louisville, Kentucky; Keefe, Bruyette & Woods, Inc., New York, New York.

DIVIDENDS

     On January 25, 2000, the Company's Board of Directors approved a 10% stock dividend. The stock dividend was paid on April 15, 2000, to shareholders of record on March 20, 2000. On April 15, 1999, there was a 10% stock dividend paid to shareholders of record on March 20, 1999. All per share data has been restated to reflect these stock dividends.

Regular quarterly cash dividends were paid on (1) April 1, 1999 of 17 cents per share for shareholders of record on March 15, 1999, (2) July 1, 1999 of 18 cents per share for shareholders of record on June 15, 1999, (3) October 1, 1999 of 18 cents per share for shareholders of record on September 15, 1999, (4) January 1, 2000 of 18 cents per share for shareholders of record on December 15, 1999, (5) April 1, 2000 of 18 cents per share for shareholders of record on March 15, 2000 and (6) 19 cents per share for shareholders of record on June 15, 2000.

INCOME STATEMENT REVIEW

     The Company's net income for the three months ended June 30, 2000 was $5.8 million or $0.48 per share as compared to $5.4 million or $0.45 per share for the three months ended June 30, 1999. Net income for the six months ended June 30, 2000 was $10.9 million or $0.90 per share as compared to $10.5 million or $0.86 per share for the six months ended June 30, 1999. The Company had average shares outstanding of 12,131,000 and 12,174,000 for the six months ended June 30, 2000 and June 30, 1999, respectively. The following table sets forth on an annualized basis the return on average assets and return on average shareholders' equity for the three and six month periods ending June 30, 2000 and 1999:

                                                      Three months ended       Six months ended
                                                           June 30                  June 30
                                                       2000        1999        2000        1999
                                                      -----       -----       -----       -----
Return on average shareholders' equity                13.20%      12.96%      12.52%      12.66%

Return on average assets                               1.08%       0.99%       1.02%       0.97%

     The Company's net income for the second quarter of 2000 increased $377 thousand or 6.9% as compared to the same period in 1999. Earnings per share increased $0.03 per share or 6.7% for the three months ended June 30, 2000, as compared to the second quarter of 1999. The increase in net income was the result of a decrease in provision for loan losses expense of $971 thousand (36.4%) partially offset by a decrease in noninterest income of $554 thousand (10.7%). A moderate increase in net interest income (1.2%) and a relatively flat noninterest expense (LESS THAN 1%) also positively impacted the second quarter 2000 net income.

NET INTEREST INCOME

     Net interest income increased $250 thousand or 1.2% from $21.0 million for the second quarter of 1999 to $21.2 million for the second quarter of 2000. Interest income increased $2.5 million or 6.0% for the quarter ending June 30, 2000 as compared to the same period in 1999, while interest expense increased $2.21 million or (11.2%).

     The increase in both interest income and interest expense can be attributed to increases in interest rates experienced since June 30, 1999. The yield on interest earning assets increased 56 basis points for the second quarter of 2000 as compared to the same period in 1999. The cost of interest bearing funds also increased, by 58 basis points, for the second quarter of 2000 as compared to the same period in 1999.

     The Company's loan portfolio, its highest yielding asset, continues to expand through internally generated growth. The Company's loan portfolio increased 7.0% on an annualized basis from $1.62 billion at December 31, 1999 to $1.68 billion at June 30, 2000.

     The following table summarizes the annualized net interest spread and net interest margin for the three and six months ended June 30, 2000 and 1999.

                                                    Three Months Ended     Six Months Ended
                                                          June 30               June 30
                                                      2000       1999       2000       1999
                                                      ----       ----       ----       ----
Yield on interest earning assets                      8.90%      8.34%      8.79%      8.34%
Cost of interest bearing funds                        5.10%      4.52%      4.98%      4.58%
                                                      ----       ----       ----       ----
Net interest spread                                   3.80%      3.82%      3.81%      3.76%
                                                      ----       ----       ----       ----
Net interest margin                                   4.45%      4.37%      4.45%      4.32%
                                                      ====       ====       ====       ====

PROVISION FOR LOAN LOSSES

     The analysis of the changes in the allowance for loan losses and selected ratios is set forth below.

                                                                  Six Months Ended
                                                                       June 30
(In thousands)                                                  2000              1999
Allowance balance January 1                                  $   25,102        $   26,089
Additions to allowance charged against operations                 4,150             4,705
Recoveries credited to allowance                                  3,071             3,102
Losses charged against allowance                                 (6,617)           (8,409)
                                                             ----------        ----------
Allowance balance at June 30                                 $   25,706        $   25,487
                                                             ==========        ==========

Allowance for loan losses to period-end loans                      1.53%             1.64%
Average loans, net of unearned income                        $1,641,606        $1,517,592
Provision for loan losses to
  average loans, annualized                                        0.51%             0.63%
Loan charge-offs net of recoveries, to
  average loans, annualized                                        0.43%             0.71%

     The Company experienced a $336,000 (23.1%) decline in net charge-offs and a $971,000 (36.4%) decrease in loan loss provision expense in the second quarter of 2000 compared to the quarter ended June 30, 1999. Despite this decrease in loan loss provision, the Company was able to maintain its policy of funding 100% of its loan losses and funding new loan growth at the rate of 1.5% into our allowance for loan losses.

     Net charge-offs represent the amount of loans charged off less the amounts recovered on loans previously charged off. Net charge-offs as a percentage of average loans outstanding decreased 28 basis points to 0.43% for the six months ended June 30, 2000 as compared to the same period in 1999. The Company's non-performing loans (90 days or more past due and non-accrual) were 1.12% and 1.43% of outstanding loans at December 31, 1999 and June 30, 2000, respectively.

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

NONINTEREST INCOME

     The Company's noninterest income decreased 10.7% from $5.17 million for the three months ended June 30, 1999 to $4.62 million for the three months ended June 30, 2000. The decline in noninterest income compared to the same period in 1999 was driven by a $313,000 decline in loan related noninterest income including gain on sale of loans, loan fees and insurance commissions. This is primarily due to the decline in mortgage loan sales and consumer lending activity that accompanies a rising interest rate environment and because the Company has strengthened the underwriting standards of its consumer loan portfolio. The changes in underwriting standards have resulted in a decrease in the volume of new loans booked.

NONINTEREST EXPENSE

     CTBI's noninterest expense for the three months ended June 30, 2000 experienced a modest decrease of $140,000 or 0.89% from the same period in 1999.

                                CASH BASIS INCOME

                                                            Three Months Ended
                                                               June 30, 2000
                                             -----------------------------------------------
                                                               Amortization
                                                               ------------
                                             Reported                Core Deposit    "Cash"
                                             Earnings     Goodwill    Intangible    Earnings
                                             --------     --------    ----------    --------
Income before income tax expense              $8,630       $  634       $  145       $9,409
     Income tax expense                        2,821          205           51        3,077

Net income                                    $5,809       $  429       $   94       $6,332

Basic earnings per common share               $ 0.48       $ 0.04       $ 0.01       $ 0.53

Diluted earnings per common share             $ 0.48       $ 0.04       $ 0.01       $ 0.53

                                                             Six Months Ended
                                                               June 30, 2000
                                             -----------------------------------------------
                                                               Amortization
                                                               ------------
                                             Reported                Core Deposit    "Cash"
                                             Earnings     Goodwill    Intangible    Earnings
                                             --------     --------    ----------    --------
Income before income tax expense              $16,102      $ 1,268      $   290      $17,660
     Income tax expense                         5,174          410          102        5,686

Net income                                    $10,928      $   858      $   188      $11,974

Basic earnings per common share               $  0.90      $  0.07      $  0.02      $  0.99

Diluted earnings per common share             $  0.90      $  0.07      $  0.02      $  0.99

These calculations were specifically formulated by the Company and may not be comparable to similarly titled measures reported by other companies.

Earnings per share calculations have been restated to reflect the 10% stock dividends payable April 15, 1999 and April 15, 2000.

BALANCE SHEET REVIEW

     Total asset size was $2.18 billion at both June 30, 2000 and December 31, 1999. The Company's largest liability, deposits, decreased from $1.88 billion as of December 31, 1999 to $1.87 billion as of June 30, 2000. Noninterest bearing deposits declined from $261.9 million at December 31, 1999 to $249.7 million at June 30, 2000. Interest bearing deposits increased from $1,615.5 million at December 31, 1999 to $1,620.2 million at June 30, 2000. The lack in asset growth is attributable to the decline in deposit balances that necessitated funding new loans by a reduction in Cash and due from banks and proceeds from investment maturities. As a result, while Securities decreased $33.5 million or 20.4% and Cash and due froms decreased $19.3 million or 39.1%, loans increased $56.8 million or 7.0% (all percentages provided on an annualized basis). This change in asset mix has increased loans as a percentage of earning assets to 84.6% at June 30, 2000 from 82.7% at December 31, 1999.

LOANS

     Loans increased from $1.62 billion as of December 31, 1999 to $1.68 billion as of June 30, 2000, primarily due to the growth of $57.1 million in the Company's commercial loan portfolio and $19.9 million in the Company's real estate mortgage loan portfolio. The category of commercial loans secured by real estate increased from $406.3 million as of December 31, 1999 to $446.6 million as of June 30, 2000 while other commercial loans increased from $293.7 million as of December 31, 1999 to $310.4 million as of June 30, 2000. The category of real estate mortgage loans increased from $397.2 million as of December 31, 1999 to $417.1 million as of June 30, 2000. These increases were partially offset by a decrease in consumer loans of $15.7 million. This is primarily due to the decline in consumer lending activity that accompanies a rising interest rate environment and because the Company has strengthened the underwriting standards of its consumer loan portfolio. The changes in underwriting standards have resulted in a decrease in the volume of new loans booked.

     Non-accrual and 90 days past due loans amounted to 1.12% of total loans outstanding as of December 31, 1999 and 1.43% of total loans outstanding as of June 30, 2000. Non-accrual loans as a percentage of total loans outstanding were 0.92% as of December 31, 1999 and at 1.12% at June 30, 2000. During the same period, loans 90 days or more past due increased 11 basis points from 0.20% of total loans outstanding to 0.31%. The allowance for loan losses decreased from 1.55% of total loans outstanding as of December 31, 1999 to 1.53% as of June 30, 2000. The allowance for loan losses as a percentage of non-accrual loans and loans past due 90 days or more was 138.7% at December 31, 1999 and 107.5% at June 30, 2000.

     Loans on non-accrual status increased from $14.8 million at December 31, 1999 to $18.8 million at June 30, 2000, an increase of $4.0 million. This increase was substantially due to the additions of two secured commercial loans to the category of non-accrual loans totaling $4.6 million. Both businesses continue to operate. Their owners are actively pursuing the sale of both businesses. The Company does not anticipate a material loss from these two loans.

     The following table summarizes the Company's loans that are non-accrual or past due 90 days or more as of June 30, 2000 and December 31, 1999.

                                                      As a % of      Accruing loans    As a % of
                                       Non-accrual  loan balances      past due 90   loan balances
(In thousands)                            loans      by category      days or more    by category
JUNE 30, 2000

Commercial loans,
  secured by real estate                 $ 7,580         1.44%             $2,681         0.51%
Commercial loans, other                    6,206         1.95                  91         0.03
Consumer loans
  secured by real estate                   4,750         1.10               1,448         0.34
Consumer loans, other                        253         0.06                 898         0.22
                                         -------        ------             ------         -----
     TOTAL                               $18,789         1.12%             $5,118         0.31%
                                         =======         ====              ======         ====

DECEMBER 31, 1999

Commercial loans,
  secured by real estate                 $ 5,887         1.21%             $  271         0.06%
Commercial loans, other                    3,518         1.17                 546         0.18
Consumer loans,
  secured by real estate                   5,098         1.23               1,305         0.31
Consumer loans, other                        358         0.09               1,115         0.27
                                         -------        -----              ------         -----
     TOTAL                               $14,861         0.92%             $3,237         0.20%
                                         =======         ====              ======         ====

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

SECURITIES

     The Company uses its securities held-to-maturity for production of income and to manage cash flow needs through expected maturities. The Company uses its securities available-for-sale for income and balance sheet liquidity management. The book value of securities available-for-sale decreased from $270.3 million as of December 31, 1999 to $243.1 million as of June 30, 2000. Securities held-to-maturity declined from $60.3 million to $54.0 million during the same period. Total securities as a percentage of total assets were 15.2% as of December 31, 1999 and 13.7% as of June 30, 2000.

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

     Due to the nature of the markets served by the subsidiary banks, management believes that the majority of its certificates of deposits of $100,000 or more are no more volatile than its core deposits. During periods of interest rate volatility, these deposit balances have remained stable as a percentage of total deposits. In addition, arrangements have been made with correspondent banks for the purchase of federal funds on an unsecured basis, up to an aggregate of nearly $100 million, if necessary, to meet the Company's liquidity needs.

     The Company owns $243.1 million of securities valued at market price that are designated as available-for-sale and available to meet liquidity needs on a continuing basis. The Company also relies on Federal Home Loan Bank advances for both liquidity and management of its asset/liability position. These advances have sometimes been matched against pools of residential mortgage loans, which are not sold in the secondary market, some of which have original maturities of ten to fifteen years. Federal Home Loan Bank advances decreased from $16.9 million as of December 31, 1999 to $15.2 million as of June 30, 2000.

     The Company generally relies upon net inflows of cash from financing activities, supplemented by net inflows of cash from operating activities, to provide cash for its investing activities. As is typical of many financial institutions, significant financing activities include deposit gathering, use of short-term borrowing facilities such as federal funds purchased and securities sold under repurchase agreements, and issuance of long-term debt. The Company currently has a $21.0 million revolving line of credit, $15.5 million is currently available to meet any future cash needs. (See long-term debt footnote to the consolidated financial statements.) The Company's primary investing activities include purchases of securities and loan originations. The Company began a program of stock repurchase in December 1998 with the authorization to acquire up to 500,000 shares. Through this program during the first six months of 2000 the Company acquired 235,750 shares of stock at an average price of $15.19. The total shares purchased through June 30, 2000 during this stock repurchase program have been 332,750 shares. The Company issued a press release in July 2000 announcing its intention to repurchase up to an additional 1,000,000 shares.

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

     On a limited basis, the Company may use interest rate swaps and sales of options on securities as additional tools in managing interest rate risk. Interest rate swaps involve an exchange of cash flows based on the notional principal amount and agreed upon fixed and variable interest rates. In this transaction, the Company would typically agree to pay a floating interest rate based on London Inter-Bank Offering Rate (LIBOR) and receive a fixed interest rate in return. On options, the Company would typically sell the right to a third party to purchase securities the Company currently owns at a fixed price on a future date. The Company had no swaps or options outstanding at June 30, 2000.

     The Company's principal source of funds used to pay dividends to shareholders and service long-term debt is the dividends it receives from subsidiary banks. Various federal and state statutory provisions, in addition to regulatory policies and directives, limit the amount of dividends that subsidiary banks can pay without prior regulatory approval. These restrictions have had no major impact on the Company's dividend policy or its ability to service long-term debt, nor is it anticipated that they would have any major impact in the foreseeable future. In addition to the subsidiary banks' 2000 profits, approximately $27.4 million can be paid to the Company as dividends without prior regulatory approval.

     The primary source of capital for the Company is retained earnings. The Company paid cash dividends of $0.37 per share for the first six months of 2000 and $0.35 per share for the first six months of 1999. Earnings per share for the same periods were $0.90 and $0.86, respectively. The Company retained 59% of earnings for the first six months of 2000.

     Under guidelines issued by banking regulators, the Company and its subsidiary banks are required to maintain a minimum Tier 1 risk-based capital ratio of 4% and a minimum total risk-based ratio of 8%. Risk-based capital ratios weight the relative risk factors of all assets and consider the risk associated with off-balance sheet items. The Company must also maintain a minimum Tier 1 leverage ratio of 4%. The Company's Tier 1 leverage, Tier 1 risk-based and total risk-based ratios were 7.34%, 8.98% and 10.23%, respectively as of June 30, 2000.

     As of June 30, 2000, management is not aware of any current recommendations by banking regulatory authorities which, if they were to be implemented, would have, or would be reasonably likely to have, a material adverse impact on the Company's liquidity, capital resources, or operations.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company currently does not engage in any derivative or hedging activity. Refer to the Company's 1999 10-K for analysis of the interest rate sensitivity.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings                                 None

Item 2.   Changes in Securities                             None

Item 3.   Defaults Upon Senior Securities                   None

Item 4.   Submission of Matters to a vote
            of Security Holders

The Company's Annual Meeting of Shareholders was held on April 25, 2000. The following items were approved:

     1) Election of the following members to the Company's Board of Directors for the ensuing year.

             Nominee                           In Favor     Withheld
             -------                           --------     --------
     Charles J. Baird                         7,335,170      55,965
     Burlin Coleman                           7,373,970      17,166
     Nick A. Cooley                           7,367,708      23,427
     William A. Graham, Jr                    7,376,245      14,890
     Jean R. Hale                             7,374,982      16,154
     M. Lynn Parrish                          7,375,930      15,205
     Ernest M. Rogers                         7,368,441      22,694
     Steven L. Lawson                         7,376,544      14,591

     2) Ratification of Deloitte & Touche, LLP as the Company's independent certified public accountants for 2000.

     The votes of the shareholders on this item were as follows:

           In Favor                         Opposed        Abstained
           --------                         -------        ---------
          7,415,742                          20,889         78,792

Item 5.   Other Information                                 None

Item 6.   Exhibits and Reports on Form 8-K

     a.   Exhibits

               Exhibit 27. Financial Data Schedule

     b.   Reports on Form 8-K

               During the second quarter of 2000, the Company filed a Current Report on Form 8-K (filing date April 28, 2000) with respect to a change in the Registrant's Certifying Accountant.

               During the second quarter of 2000, the Company filed a Current Report on Form 8-K/A (filing date May 16, 2000) with respect to a change in the Registrant's Certifying Accountant.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   COMMUNITY TRUST BANCORP, INC.
                                   by

Date: August 14, 2000              /s/ Jean R. Hale
                                   -----------------------------
                                   Jean R. Hale
                                   President and
                                   Principal Executive Officer



                                   /s/ Kevin Stumbo
                                   -----------------------------
                                   Kevin Stumbo
                                   Chief Accounting Officer