Form 10-Q
period 2000-09-30
COMMUNITY TRUST BANCORP INC /KY/
filed 2000-11-14
CIK 350852

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☑ Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2000

OR

☐ Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from__________ to__________

Commission File Number 0-11129

Community Trust Bancorp, Inc.

(Exact name of registrant as specified in its charter)

Kentucky	61-0979818
(State or other jurisdiction of	(IRS Employer Identification Number)
Incorporation or organization)

346 North Mayo Trail
Pikeville, Kentucky	41501
(Address of principal executive offices)	(Zip code)

(606) 432-1414

(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes ✓	No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common stock - 11,736,685 shares outstanding at October 31, 2000

PART I - FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

The accompanying information has not been audited by independent public accountants; however, in the opinion of management such information reflects all adjustments necessary for a fair presentation of the results for the interim period. All such adjustments are of a normal and recurring nature.

The accompanying financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all of the disclosures normally required by accounting principles generally accepted in the United States of America or those normally made in the registrant's annual report on Form 10-K. Accordingly, the reader of the Form 10-Q should refer to the registrant's Form 10-K for the year ended December 31, 1999 for further information in this regard.

Condensed Consolidated Balance Sheets

	September 30 2000	December 31 1999
(In thousands except share data)

Assets:
Cash and due from banks	$70,327	$99,383
Interest bearing deposits in
other financial institutions	629	390
Federal funds sold	58,150	7,684
Securities available-for-sale	236,801	270,281
Securities held-to-maturity (fair value of $51,255 and
$58,762, respectively)	52,516	60,307
Loans	1,688,541	1,619,480
Allowance for loan losses	(25,759)	(25,102)
Net loans	1,662,782	1,594,378

Premises and equipment, net	49,650	52,052
Excess of cost over net assets acquired (net of
Accumulated amortization of
$14,318 and $12,187, respectively)	57,099	59,433
Other assets	34,040	32,182
Total Assets	$2,221,994	$2,176,090

Liabilities and Shareholders' Equity:
Deposits:
Noninterest bearing	$254,505	$261,880
Interest bearing	1,655,493	1,615,454
Total deposits	1,909,998	1,877,334
Federal funds purchased and other
short-term borrowings	51,410	51,126
Other liabilities	21,104	10,113
Advances from Federal Home Loan Bank	14,250	16,924
Long-term debt	48,060	48,174
Total Liabilities	2,044,822	2,003,671

Shareholders' Equity:
Preferred stock, 300,000 shares authorized and unissued
Common stock, $5 par value, shares authorized 25,000,000;
shares issued 2000 - 11,732,051; 1999 - 12,147,520	58,598	55,216
Capital surplus	55,397	45,306
Retained earnings	65,009	75,021
Accumulated other comprehensive income	(1,832)	(3,124)
Total Shareholders' Equity	177,172	172,419

Total Liabilities and Shareholders' Equity	$2,221,994	$2,176,090

See notes to condensed consolidated financial statements.

Condensed Consolidated Statements of Income
	Three months ended				Nine months ended
	September 30				September 30
(In thousands except per share data)	2000		1999		2000		1999
Interest Income:
Interest and fees on loans	$39,669		$35,282		$115,081		$103,349
Interest and dividends on securities
Taxable	3,564		4,433		11,425		13,654
Tax exempt	768		737		2,155		2,227
Interest on federal funds sold	649		301		1,117		2,630
Interest on deposits in other financial
Institutions	4		2		9		6
Total Interest Income	44,654		40,755		129,787		121,866

Interest Expense:
Interest on deposits	21,588		17,738		60,283		53,616
Interest on federal funds purchased and
other short-term borrowings	745		436		2,232		1,392
Interest on advances from Federal Home Loan Bank	209		262		667		933
Interest on long-term debt	1,070		1,178		3,221		3,531
Total Interest Expense	23,612		19,614		66,403		59,472

Net interest income	21,042		21,141		63,384		62,394
Provision for loan losses	2,487		2,200		6,637		6,905
Net interest income after provision for loan losses	18,555		18,941		56,747		55,489

Noninterest Income:
Service charges on deposit accounts	2,448		2,570		7,222		7,156
Gains on sales of loans, net	181		295		446		1,383
Trust income	663		604		1,796		1,768
Other loan fees	841		1,235		2,493		2,957
Other	679		826		2,124		2,433
Total Noninterest Income	4,812		5,530		14,081		15,697

Noninterest Expense:
Salaries and employee benefits	7,239		7,987		22,384		22,699
Occupancy, net	1,269		1,264		3,946		3,690
Equipment	835		1,206		2,986		3,644
Data processing	918		940		2,760		2,608
Stationery, printing and office supplies	322		388		936		1,160
Taxes other than payroll, property and income	539		237		1,528		1,034
FDIC insurance	95		77		285		224
Goodwill & other amortization	778		787		2,335		2,361
Other	3,343		3,433		9,537		10,378
Total Noninterest Expense	15,338		16,319		46,697		47,798

Income before income taxes	8,029		8,152		24,131		23,388
Income tax expense	2,365		2,514		7,539		7,218
Net Income	5,664		5,638		16,592		16,170
Other comprehensive income, net of tax:
Unrealized holding gains/(losses) arising during period	1,127		(2,375)		1,292		(3,532)
Comprehensive income	$6,791		$3,263		$17,884		$12,638

Basic earnings per share	$0.48	(1)	$0.46	(1)	$1.38	(1)	$1.33	(1)
Diluted earnings per share	$0.48	(1)	$0.46	(1)	$1.38	(1)	$1.31	(1)

Average shares outstanding	11,778	(1)	12,175	(1)	12,023	(1)	12,174	(1)

(1) Per share data and average shares outstanding have been restated to reflect the 10%
stock dividends issued on April 15, 1999 and April 15, 2000.

See notes to condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows
	Nine months ended
	September 30
(In thousands)	2000	1999
Cash flows from operating activities:
Net income	$16,592	$16,170
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization	5,350	5,763
Provision for loan and other real estate losses	6,769	7,024
Gain on sale of securities	(53)	0
Gains on sales of loans, net	(446)	(1,383)
(Gain)/loss on sale of assets	220	(5)
Net amortization of securities premiums	216	363
Net change in loans held for sale	(469)	3,337
Changes in:
Other assets	(448)	7,073
Other liabilities	10,992	3,054
Net cash provided by operating activities	38,723	41,396

Cash flows from investing activities:
Proceeds from:
Sale/call of securities available-for-sale	10,500	1,491
Maturity of securities available-for-sale	31,797	68,200
Maturity of securities held-to-maturity	3,529	7,422
Principal payments on mortgage-backed securities	36,113	10,343
Purchase of:
Securities available-for-sale	(24,600)	(54,307)
Securities held-to-maturity	(390)	0
Mortgage-backed securities	(13,648)	(10)
Net change in loans	(78,435)	(122,798)
Net change in premises and equipment	(496)	(1,418)
Proceeds from sale of other Real Estate Owned	1,528	0
Net cash used in investing activities	(34,102)	(91,077)

Cash flows from financing activities:
Net change in deposits	32,664	(66,174)
Net change in federal funds purchased and
other short-term borrowings	284	2,982
Advances from Federal Home Loan Bank	89	0
Repayments of advances from Federal Home Loan Bank	(2,763)	(33,576)
Payments on long-term debt	(114)	(132)
Net redemptions of common stock	(6,374)	(457)
Dividends paid	(6,758)	(7,686)
Net cash provided by (used in) financing activities	17,028	(105,043)

Net increase (decrease) in cash and cash equivalents	21,649	(154,724)

Cash and cash equivalents at beginning of year	107,457	233,133

Cash and cash equivalents at end of period	$129,106	$78,409

See notes to condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements

Note 1 - Summary of Significant Accounting Policies

In the opinion of management, the unaudited Condensed Consolidated Financial Statements include all adjustments (which consist of normal recurring accruals) necessary, to present fairly the consolidated financial position as of September 30, 2000 and 1999, the results of operations for the three and nine months ended September 30, 2000 and 1999 and the statements of cash flows for the nine months ended September 30, 2000 and 1999. In accordance with accounting principles generally accepted in the United States of America for interim financial information, these statements do not include certain information and footnote disclosures required by accounting principles generally accepted in the United States of America for complete annual financial statements. Financial information as of December 31, 1999 has been derived from the audited Consolidated Financial Statements of Community Trust Bancorp, Inc. (the "Registrant" or "Company"). The results of operations for the three and nine months ended September 30, 2000 and 1999 and statements of cash flows for the nine months ended September 30, 2000 and 1999 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the Consolidated Financial Statements and footnotes thereto for the year ended December 31, 1999, included in the Registrant's Annual Report on Form 10-K.

Principles of Consolidation - The unaudited condensed consolidated financial statements include the accounts of the Company and its separate and distinct, wholly owned subsidiaries Community Trust Bank, National Association; Community Trust Bank, FSB; Trust Company of Kentucky, National Association; CTBI Preferred Capital Trust and Community Trust Funding Corporation. All significant intercompany transactions have been eliminated in consolidation.

In September 1998, the Financial Accounting Standards Board issued Statement of Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," effective for all fiscal periods beginning after December 15, 1999. In September 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133," to amend SFAS No. 133 to be effective for all fiscal years beginning after June 15, 2000. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities, requiring recognition of all derivatives as either assets or liabilities in the statement of financial condition and measurement of those instruments at fair value. The adoption of SFAS No. 133 on January 1, 2001 is not expected to have a material effect on the Registrant's consolidated statement of financial condition or results of operations.

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

The amortized cost and fair value of securities available-for-sale as of September 30, 2000 are summarized as follows:
	Amortized	Fair
(in thousands)	Cost	Value

U.S. Treasury and government agencies	$26,467	$26,429
States and political subdivisions	35,096	34,675
Mortgage-backed pass through
Certificates	117,734	115,790

Collateralized mortgage obligations	13,902	13,753
Other debt securities	20,363	20,242
Total debt securities	213,562	210,889

Equity securities	26,108	25,912
Total Securities	$239,670	$236,801

The amortized cost and fair value of securities held-to-maturity as of September 30, 2000 are summarized as follows:
	Amortized	Fair
(in thousands)	Cost	Value

U.S. Treasury and government agencies	$11,499	$9,923
States and political subdivisions	30,024	30,464
Mortgage-backed pass through
Certificates	7,664	7,570

Collateralized mortgage obligations	3,329	3,298
Total Securities	$52,516	$51,255

The amortized cost and fair value of securities available-for-sale as of December 31, 1999 are summarized as follows:
	Amortized	Fair
(in thousands)	Cost	Value

U.S. Treasury and government agencies	$50,554	$50,321
States and political subdivisions	26,941	25,551
Mortgage-backed pass through
Certificates	131,626	128,959

Collateralized mortgage obligations	38,961	38,443
Other debt securities	2,113	2,062
Total debt securities	250,195	245,336

Equity securities	25,098	24,945
Total Securities	$275,293	$270,281

The amortized cost and fair value of securities held-to-maturity as of December 31, 1999 are summarized as follows:
	Amortized	Fair
(in thousands)	Cost	Value

U.S. Treasury and government agencies	$12,499	$10,721
States and political subdivisions	32,123	32,555
Mortgage-backed pass through
Certificates	12,153	12,020

Collateralized mortgage obligations	3,532	3,466
Total Securities	$60,307	$58,762

Note 3 - Loans

Major classifications of loans are summarized as follows:

	September 30	December 31
(in thousands)	2000	1999

Commercial, secured by real estate	$463,555	$406,330
Commercial, other	301,400	293,659
Real Estate Construction	94,371	98,990
Real Estate Mortgage	428,315	397,168
Consumer	393,816	415,935
Equipment Lease Financing	7,084	7,398
	$1,688,541	$1,619,480

Note 4 - Long-Term Debt

Long-Term Debt consists of the following:

	September 30	December 31
(in thousands)	2000	1999

Trust Preferred Securities *	$34,500	$34,500
Senior Notes	12,230	12,230
Other	1,330	1,444
	$48,060	$48,674

Refer to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1999 for information concerning rates and assets securing long-term debt. The Company currently has a $21.0 million revolving line of credit; $15.5 million is currently available to meet any future cash needs. Effective with the September 30, 2000 Balance Sheet presentation, this revolving line of credit has been reclassified as short-term debt at both December 31, 1999 and September 30, 2000.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Community Trust Bancorp, Inc. (the "Company") is a multi-bank holding company headquartered in Pikeville, Kentucky. At September 30, 2000 the Company owned one commercial bank, one savings bank and one trust company. Through its subsidiaries, the Company has over sixty-four banking locations serving 275,000 households in Eastern and Central Kentucky and in West Virginia. The Company had total assets of $2.22 billion and total shareholders' equity of $177 million as of September 30, 2000. The Company's common stock is listed on NASDAQ under the symbol CTBI. Market makers are Herzog, Heine, Geduld, Inc., New York, New York; J.J.B. Hilliard, W.L. Lyons, Inc., Louisville, Kentucky; Morgan, Keegan and Company, Inc., Memphis, Tennessee; Robinson Salomon Smith Barney, Atlanta, Georgia; J.C. Bradford & Co., Louisville, Kentucky; Keefe, Bruyette & Woods, Inc., New York, New York.

Dividends

On January 25, 2000, the Company's Board of Directors approved a 10% stock dividend. The stock dividend was paid on April 15, 2000, to shareholders of record on March 20, 2000. On April 15, 1999, there was a 10% stock dividend paid to shareholders of record on March 20, 1999. All per share data has been restated to reflect these stock dividends.

Regular quarterly cash dividends were paid on (1) April 1, 1999 of 17 cents per share for shareholders of record on March 15, 1999, (2) July 1, 1999 of 18 cents per share for shareholders of record on June 15, 1999, (3) October 1, 1999 of 18 cents per share for shareholders of record on September 15, 1999, (4) January 1, 2000 of 18 cents per share for shareholders of record on December 15, 1999, (5) April 1, 2000 of 18 cents per share for shareholders of record on March 15, 2000 and (6) July 1, 2000 of 19 cents per share for shareholders of record on June 15, 2000, and (7) October 1, 2000 of 19 cents per share for shareholders of record on September 15, 2000.

Mergers and Acquisitions

On November 9, 2000 Community Trust Bank, National Association, the Company's lead bank, entered into a definitive agreement with The Bank of Mt.Vernon, Inc., a subsidiary of Premier Financial Bancorp, Inc., (NASDAQ-PFBI) of Georgetown, Kentucky, to acquire its deposits, loans and fixed assets. The Bank of Mt. Vernon, Inc.'s offices are located in Mt. Vernon, Somerset, Richmond, and Berea, Kentucky.

The offices to be acquired currently have deposits totaling approximately $115 million and loans totaling approximately $102 million. The purchase price to be paid by Community Trust Bancorp, Inc. for the offices will be a 9.5% premium on the non-brokered deposits as of the closing date plus approximately $1.9 million for fixed assets, subject to adjustment as provided in the definitive agreement. The agreement is subject to the approval of Federal and State regulatory agencies. Additionally, Community Trust Bank, National Association, filed the required regulatory application on September 29, 2000, for the merger of its affiliate, Community Trust Bank, FSB with the bank.

Income Statement Review

The Company's net income for the three months ended September 30, 2000 was $5.7 million or $0.48 per share as compared to $5.6 million or $0.46 per share for the three months ended September 30, 1999. Net income for the nine months ended September 30, 2000 was $16.6 million or $1.38 per share as compared to $16.2 million or $1.33 per share for the nine months ended September 30, 1999. The Company had average shares outstanding of 12,023,000 and 12,174,000 for the nine months ended September 30, 2000 and September 30, 1999, respectively. The following table sets forth on an annualized basis the return on average assets and return on average shareholders' equity for the three and nine month periods ending September 30, 2000 and 1999:
	Three months ended		Nine months ended
	September 30		September 30
	2000	1999	2000	1999

Return on average shareholders' equity	12.75%	13.14%	12.60%	12.82%

Return of average assets	1.03%	1.03%	1.02%	0.99%

The Company's net income for the third quarter of 2000 represents a 2 cents per share increase in earnings compared to the same period last year. The increase in earnings per share is primarily attributable to the reduction in common shares outstanding resulting from the Company's stock repurchase program.

Net Interest Income

Net interest income decreased $99 thousand or (0.47%) from $21.1 million for the third quarter of 1999 to $21.0 million for the third quarter of 2000. Interest income increased $3.9 million or 9.6% for the quarter ending September 30, 2000 as compared to the same period in 1999, while interest expense increased $4.0 million or 20.4%.

The increase in both interest income and interest expense can be attributed to increases in interest rates experienced since September 30, 1999. The yield on interest earning assets increased 56 basis points for the third quarter of 2000 as compared to the same period in 1999. The cost of interest bearing funds also increased, by 84 basis points, for the third quarter of 2000 as compared to the same period in 1999. Current activities within the economy could continue to put pressure on the Company's interest margin.

The Company's loan portfolio, its highest yielding asset, continues to expand through internally generated growth. The Company's loan portfolio increased 5.7% on an annualized basis from $1.62 billion at December 31, 1999 to $1.69 billion at September 30, 2000.

The following table summarizes the annualized net interest spread and net interest margin for the three and nine months ended September 30, 2000 and 1999.
	Three months ended		Nine months ended
	September 30		September 30
	2000	1999	2000	1999

Yield on interest earning assets	8.93%	8.37%	8.84%	8.35%
Cost of interest bearing funds	5.36%	4.52%	5.11%	4.56%

Net interest spread	3.57%	3.85%	3.73%	3.79%

Net interest margin	4.28%	4.41%	4.39%	4.35%

Provision for Loan Losses

The analysis of the changes in the allowance for loan losses and selected ratios is set forth below:

	Nine months ended
	September 30
(in thousands)	2000	1999

Allowance balance January 1	$25,102	$26,089

Additions to allowance charged against operations	6,637	6,905
Recoveries credited to allowance	4,136	4,176
Losses charged against allowance	(10,116)	(11,460)

Allowance balance at September 30	$25,759	$25,710

Allowance for loan losses to period-end loans	1.53%	1.59%

Average loans, net of unearned income	$1,655,434	$1,538,782

Provision for loan losses to average loans, annualized	0.54%	0.60%

Loan charge-offs net of recoveries, to average loans, annualized	0.48%	0.63%

The Company experienced a $456,000 (23.1%) increase in net charge-offs and a $287,000 (13.1%) increase in loan loss provision expense in the third quarter of 2000 compared to the quarter ended September 30, 1999. Despite this increase in net charge-offs, the Company was able to maintain its policy of funding 100% of its loan losses and funding new loan growth at the rate of 1.5% into the allowance for loan losses.

Net charge-offs represent the amount of loans charged-off less the amounts recovered on loans previously charged-off. Net charge-offs as a percentage of average loans outstanding decreased 15 basis points to 0.48% for the nine months ended September 30, 2000 as compared to the same period in 1999. The Company's non-performing loans (90 days or more past due and non-accrual) were 1.12% and 1.30% of outstanding loans at December 31, 1999 and September 30, 2000, respectively.

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

Noninterest Income

The Company's noninterest income decreased 13.0% from $5.53 million for the three months ended September 30, 1999 to $4.81 million for the three months ended September 30, 2000. The Company continues to have pressure on its noninterest income resulting from a decline in consumer loan activity and related fees. The decline in noninterest income compared to the same period in 1999 was driven by a $612,000 decline in loan related noninterest income including gains on sales of loans, loan fees and insurance commissions. This is primarily due to the decline in mortgage loan sales and consumer lending activity that accompanies a rising interest rate environment and because the Company has strengthened the underwriting standards of its consumer loan portfolio. The changes in underwriting standards have resulted in a decrease in the volume of new loans booked.

Noninterest Expense

CTBI's noninterest expense for the three months ended September 30, 2000 experienced a decrease of $981,000 or 6.0% from the same period in 1999. The reduction in operating expenses was fueled by significant reductions in Salaries and Employee Benefits expense ($748,000) and in Occupancy and Equipment ($366,000). The reduction in noninterest expense for the nine months ended September 30, 2000 was $1.1 million or 2.3% compared to the nine months ended September 30, 1999.
Cash Basis Income

	Three months ended
	September 30, 2000
		Amortization
	Reported		Core Deposit	"Cash"
(in thousands)	Earnings	Goodwill	Intangible	Earnings

Income before income tax expense	$8,029	$633	$145	$8,807
Income tax expense	2,365	205	51	2,621

Net income	$5,664	$428	$94	$6,186

Basic earnings per common share	$0.48	$0.04	$0.01	$0.53

Diluted earnings per common share	$0.48	$0.04	$0.01	$0.53

	Nine months ended
	September 30, 2000
		Amortization
	Reported		Core Deposit	"Cash"
(in thousands)	Earnings	Goodwill	Intangible	Earnings

Income before income tax expense	$24,131	$1,900	$435	$26,466
Income tax expense	7,539	615	153	8,307

Net income	$16,592	$1,285	$282	$18,159

Basic earnings per common share	$1.38	$0.11	$0.02	$1.51

Diluted earnings per common share	$1.38	$0.11	$0.02	$1.51

These calculations were specifically formulated by the Company and may not be comparable to similarly titled measures reported by other companies.

Earnings per share calculations have been restated to reflect the 10% stock dividends payable April 15, 1999 and April 15, 2000.

Balance Sheet Review

Total asset size grew 2.82% to $2.22 billion at September 30, 2000 from $2.18 billion at December 31, 1999. The Company's largest liability, deposits, increased 2.32% from $1.88 billion as of December 31, 1999 to $1.91 billion as of September 30, 2000. Noninterest bearing deposits declined from $261.9 million at December 31, 1999 to $254.5 million at September 30, 2000. Interest bearing deposits increased from $1,615.5 million at December 31, 1999 to $1,655.5 million at September 30, 2000. In late June, 2000 the Company implemented a reserve link product designed to reduce its Federal Reserve Bank reserve requirement. This implementation has allowed the Company to add an additional $9.2 million to its earning assets. The growth in deposits and increase in earning assets due to the implementation of the reserve link product was used to fund increases in the loan portfolio of $69.1 million and in total earning assets of $78.5 million.

Loans

Loans increased from $1.62 billion as of December 31, 1999 to $1.69 billion as of September 30, 2000, primarily due to the growth of $62.4 million in the Company's commercial loan portfolio and $31.1 million in the Company's real estate mortgage loan portfolio. The category of commercial loans secured by real estate increased from $406.3 million as of December 31, 1999 to $463.6 million as of September 30, 2000 while other commercial loans increased from $293.7 million as of December 31, 1999 to $301.4 million as of September 30, 2000. The category of real estate mortgage loans increased from $397.2 million as of December 31, 1999 to $428.3 million as of September 30, 2000. These increases were partially offset by a decrease in consumer loans of $22.1 million. This is primarily due to the decline in consumer lending activity that accompanies a rising interest rate environment and because the Company has strengthened the underwriting standards of its consumer loan portfolio. The changes in underwriting standards have resulted in a decrease in the volume of new loans booked.

Non-accrual and 90 days past due loans amounted to 1.12% of total loans outstanding as of December 31, 1999 and 1.30% of total loans outstanding as of September 30, 2000. Non-accrual loans as a percentage of total loans outstanding were 0.92% as of December 31, 1999 and at 1.12% at September 30, 2000. During the same period, loans 90 days or more past due decreased 2 basis points from 0.20% of total loans outstanding to 0.18%. The allowance for loan losses decreased from 1.55% of total loans outstanding as of December 31, 1999 to 1.53% as of September 30, 2000. Although the Company may experience varied levels of losses from quarter to quarter, it believes that no additional significant losses are anticipated in its current non-performing assets. The allowance for loan losses as a percentage of non-accrual loans and loans past due 90 days or more was 138.7% at December 31, 1999 and 117.8% at September 30, 2000.

Loans on non-accrual status increased from $14.9 million at December 31, 1999 to $18.9 million at September 30, 2000, an increase of $4.0 million. This increase was substantially due to the additions of two secured commercial loans to the category of non-accrual loans totaling $4.6 million. One of the businesses continues to operate, and the other has a contract for sale in place. The Company does not anticipate a material loss from these two loans.

The following table summarizes the Company's loans that are non-accrual or past due 90 days or more as of September 30, 2000 and December 31, 1999.
		As a % of	Accruing loans	As a % of
	Non-accrual	loan balances	past due 90	loan balances
(in thousands)	loans	by category	days or more	by category

September 30, 2000

Commercial loans
secured by real estate	$4,900	0.90%	$425	0.08%
Commercial loans, other	7,502	2.43	150	0.05
Consumer loans
secured by real estate	6,212	1.40	1,594	0.36
Consumer loans, other	265	0.07	827	0.21
Total	$18,879	1.12%	$2,996	0.18%

December 31, 1999

Commercial loans,
secured by real estate	$5,887	1.21%	$271	0.06%
Commercial loans, other	3,518	1.17	546	0.18
Consumer loans,
secured by real estate	5,098	1.23	1,305	0.31
Consumer loans, other	358	0.09	1,115	0.27
Total	$14,861	0.92%	$3,237	0.20%

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

Securities

The Company uses its securities held-to-maturity for production of income and to manage cash flow needs through expected maturities. The Company uses its securities available-for-sale for income and balance sheet liquidity management. The book value of securities available-for-sale decreased from $270.3 million as of December 31, 1999 to $236.8 million as of September 30, 2000. Securities held-to-maturity declined from $60.3 million to $52.5 million during the same period. Total securities as a percentage of total assets were 15.2% as of December 31, 1999 and 13.0% as of September 30, 2000.

Liquidity and Capital Resources

The Company's liquidity objectives are to ensure that funds are available for the subsidiary banks to meet deposit withdrawals and credit demands without unduly penalizing profitability, and to ensure that funding is available for the Company to meet ongoing cash needs while maximizing profitability. The Company continues to identify ways to provide for liquidity on both a current and long-term basis. The subsidiary banks rely mainly on core deposits, certificates of deposits of $100,000 or more, repayment of principal and interest on loans and securities and federal funds sold and purchased to create long-term liquidity. The subsidiary banks also rely on the sale of securities under repurchase agreements, securities available-for-sale and Federal Home Loan Bank borrowings.

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

The Company owns $236.8 million of securities valued at market price that are designated as available-for-sale and available to meet liquidity needs on a continuing basis. The Company also relies on Federal Home Loan Bank advances for both liquidity and management of its asset/liability position. These advances have sometimes been matched against pools of residential mortgage loans, which are not sold in the secondary market, some of which have original maturities of ten to fifteen years. Federal Home Loan Bank advances decreased from $16.9 million as of December 31, 1999 to $14.3 million as of September 30, 2000.

The Company generally relies upon net inflows of cash from financing activities, supplemented by net inflows of cash from operating activities, to provide cash for its investing activities. As is typical of many financial institutions, significant financing activities include deposit gathering, use of short-term borrowing facilities such as federal funds purchased and securities sold under repurchase agreements, and issuance of long-term debt. The Company currently has a $21.0 million revolving line of credit, $15.5 million is currently available to meet any future cash needs. The Company's primary investing activities include purchases of securities and loan originations. During the third quarter the Company continued its stock repurchase program, acquiring 211,345 shares of Company stock. The Company's stock repurchase program continues to be accretive to shareholder value. The Company began a program of stock repurchase in December 1998 with the authorization to acquire up to 500,000 shares. The Company issued a press release in July 2000 announcing its intention to repurchase up to an additional 1,000,000 shares. Through this program during the first nine months of 2000 the Company acquired 447,095 shares of stock.

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

On a limited basis, the Company may use interest rate swaps and sales of options on securities as additional tools in managing interest rate risk. Interest rate swaps involve an exchange of cash flows based on the notional principal amount and agreed upon fixed and variable interest rates. In this transaction, the Company would typically agree to pay a floating interest rate based on London Inter-Bank Offering Rate (LIBOR) and receive a fixed interest rate in return. On options, the Company would typically sell the right to a third party to purchase securities the Company currently owns at a fixed price on a future date. The Company had no swaps or options outstanding at September 30, 2000.

The Company's principal source of funds used to pay dividends to shareholders and service long-term debt is the dividends it receives from subsidiary banks. Various federal statutory provisions, in addition to regulatory policies and directives, limit the amount of dividends that subsidiary banks can pay without prior regulatory approval. These restrictions have had no major impact on the Company's dividend policy or its ability to service long-term debt, nor is it anticipated that they would have any major impact in the foreseeable future. In addition to the subsidiary banks' 2000 profits, approximately $27.4 million can be paid to the Company as dividends without prior regulatory approval.

The primary source of capital for the Company is retained earnings. The Company paid cash dividends of $0.56 per share for the first nine months of 2000 and $0.54 per share for the first nine months of 1999. Earnings per share for the same periods were $1.38 and $1.33, respectively. The Company retained 59% of earnings for the first nine months of 2000.

Under guidelines issued by banking regulators, the Company and its subsidiary banks are required to maintain a minimum Tier 1 risk-based capital ratio of 4% and a minimum total risk-based ratio of 8%. Risk-based capital ratios weight the relative risk factors of all assets and consider the risk associated with off-balance sheet items. The Company must also maintain a minimum Tier 1 leverage ratio of 4%. The Company's Tier 1 leverage, Tier 1 risk-based and total risk-based ratios were 7.29%, 9.06% and 10.32%, respectively as of September 30, 2000.

As of September 30, 2000, management is not aware of any current recommendations by banking regulatory authorities which, if they were to be implemented, would have, or would be reasonably likely to have, a material adverse impact on the Company's liquidity, capital resources, or operations.

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

FORWARD-LOOKING STATEMENTS

Certain of the statements contained herein that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. The Company's actual results may differ materially from those included in the forward-looking statements. Forward-looking statements are typically identified by words or phrases such as "believe," "expect," "anticipate," "intend," "estimate," "may increase," "may fluctuate," and similar expressions or future or conditional verbs such as "will," "should," "would," and "could." These forward-looking statements involve risks and uncertainties including, but not limited to, economic conditions, portfolio growth, the credit performance of the portfolios, including bankruptcies, and seasonal factors; changes in general economic conditions including the performance of financial markets, prevailing inflation and interest rates, realized gains from sales of investments, gains from asset sales, and losses on commercial lending activities; results of various investment activities; the effects of competitors' pricing policies, of changes in laws and regulations on competition and of demographic changes on target market populations' savings and financial planning needs; the adoption by the Company of an FFIEC policy that provides guidance on the reporting of delinquent consumer loans and the timing of associated credit charge-offs for financial institution subsidiaries; and the resolution of legal proceedings and related matters. In addition, the banking industry in general is subject to various monetary and fiscal policies and regulations, which include those determined by the Federal Reserve Board, the Office of the Comptroller of Currency, the Federal Deposit Insurance Corporation, state regulators and the Office of Thrift Supervision, whose policies and regulations could affect the Corporation's results. These statements are representative only on the date hereof, and the Company undertakes no obligation to update any forward-looking statements made.

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
COMMUNITY TRUST BANCORP, INC.

By:

Date:	November 14, 2000	/s/Jean R. Hale________________
Jean R. Hale
President and Chief Executive Officer

/s/Kevin Stumbo______________
Kevin Stumbo
Chief Accounting Officer