Form 10-Q/A
period 2000-09-30
COMMUNITY TRUST BANCORP INC /KY/
filed 2000-11-29
CIK 350852

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q/A
☑	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2000
OR
☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from__________ to__________

_______________________
Commission File Number 0-11129

_______________________

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

The amendment is being filed to include the following information, which was omitted from the 10Q filing by Community Trust Bancorp, Inc. on November 14, 2000.
1.	PART II - OTHER INFORMATION

	Item 6.	a.	Exhibits
Exhibit 27. Financial Data Schedule

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
COMMUNITY TRUST BANCORP, INC.

By

Date:	November 29, 2000	/s/Jean R. Hale
Jean R. Hale
President and Chief Executive Officer

/s/Kevin Stumbo
Kevin Stumbo
Chief Accounting Officer