Form 10-K
period 2000-12-31
COMMUNITY TRUST BANCORP INC /KY/
filed 2001-03-30
CIK 350852

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

/x/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the fiscal year ended December 31, 2000

or

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from                to

Commission file number 0-11129

COMMUNITY TRUST BANCORP, INC.
(Exact name of registrant as specified in its charter)

Kentucky (State or other jurisdiction of incorporation or organization)	61-0979818 (IRS Employer Identification No.)
346 North Mayo Trail Pikeville, Kentucky (Address of principal executive offices)	41501 (Zip Code)

Registrant's telephone number, including area code: (606) 432-1414

Securities registered pursuant to Section 12 (b) of the Act:
 None

Securities registered pursuant to Section 12 (g) of the Act:
 Common Stock, $5.00 par value
(Title of Class)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes  X No

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

   The aggregate market value of voting stock held by non-affiliates of the registrant as of February 28, 2001 was $166,456,304. The number of shares outstanding of the Registrant's Common Stock as of February 28, 2001 was 11,699,415. For the purpose of the foregoing calculation only, all directors and executive officers of the Registrant have been deemed affiliates.

DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the following documents are incorporated by reference into the Form 10-K part indicated:

	Document	Form 10-K
(1)	Proxy statement for the annual meeting of shareholders to be held April 24, 2001	Part III

PART I

Item 1. Business

    Community Trust Bancorp, Inc. (the "Corporation") is a bank holding company registered with the Board of Governors of the Federal Reserve System pursuant to section 5 (a) of the Bank Holding Company Act of 1956, as amended. The Corporation was incorporated August 12, 1980, under the laws of the Commonwealth of Kentucky for the purpose of becoming a bank holding company. On July 1, 1981, pursuant to a Merger Agreement dated May 30, 1981, the merger of Pikeville National Bank and Trust Company ("PNB") as a subsidiary of the Corporation was consummated, whereby PNB became a wholly-owned subsidiary of the Corporation through an exchange of one share of common stock of PNB for two shares of common stock of the Corporation. Prior to the date the merger became effective, the Corporation conducted no active business operations. Since the merger, the business of the Corporation has been to act as a holding company for affiliate financial institutions. The Corporation currently owns all the capital stock of one commercial bank and one trust company, serving small and mid-sized communities in eastern, central, south central Kentucky, and southern West Virginia. The commercial bank is Community Trust Bank, N.A., Pikeville, Kentucky. The trust company, Trust Company of Kentucky, N.A., Lexington, Kentucky, purchased the trust operations of its subsidiary banks and has additional offices in Pikeville, Ashland, Middlesboro, and Louisville, Kentucky. The trust subsidiary commenced business operations on January 1, 1994. At December 31, 2000, the Corporation had total consolidated assets of $2.3 billion and total consolidated deposits of $1.9 billion, making it the second largest bank holding company headquartered in the Commonwealth of Kentucky.

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

    On June 26, 1998, the Corporation's wholly owned subsidiary, Community Trust Bank of West Virginia, N.A., purchased seven Banc One Corporation branches with deposits totaling $216 million. On December 31, 1998 Community Trust Bank of West Virginia, N.A. merged into Community Trust Bank, N.A. Also in 1998, Community Trust Bank, N.A. purchased five branch offices from PNC Bank, N.A. with deposits totaling $195 million.

    On December 29, 2000, the Corporation merged its thrift subsidiary, Community Trust Bank, FSB, into the Bank.

    On January 26, 2001, Community Trust Bank, National Association, the Corporation's lead bank, acquired the deposits, loans, and fixed assets of The Bank of Mt.Vernon, Inc., a subsidiary of Premier Financial Bancorp, Inc., (NASDAQ-PFBI) of Georgetown, Kentucky. The Bank of Mt. Vernon, Inc.'s offices are located in Mt. Vernon, Somerset, Richmond, and Berea, Kentucky. The offices acquired have deposits totaling $109.3 million and loans totaling $91 million. Additionally, for sixty days after the closing, the Bank has the right to put back and Premier has the obligation to purchase any loans the Bank deems to not fully meet its credit standards. The purchase price paid by Community Trust Bank, N.A. for the offices was a 9.5% premium on the non-brokered deposits as of the closing date plus approximately $1.6 million for fixed assets, $12.6 million for investment securities, and $1.0 million for the cash held at The Bank of Mt. Vernon's branches.

    Through its subsidiaries, the Corporation engages in a wide range of commercial and personal banking activities, which include accepting time and demand deposits; making secured and unsecured loans to corporations, individuals and others; providing cash management services to corporate and individual customers; issuing letters of credit; renting safe deposit boxes and providing funds transfer services. The lending activities of the Corporation's banking subsidiary include making commercial, construction, mortgage and personal loans. Also available are lease financing, lines of credit, revolving credits, term loans and other specialized loans including asset-based financing. Various corporate subsidiaries act as trustees of personal trusts, as executors of estates, as trustees for employee benefit trusts, as registrars, transfer agents and paying agents for bond and stock issues and as depositories for securities.

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

    Since July 1989, banking legislation in Kentucky places no limits on the number of banks or bank holding companies that a bank holding company may acquire. Interstate acquisitions are allowed where reciprocity exists between the laws of Kentucky and the home state of the bank or bank holding company to be acquired. Bank holding companies continue to be limited to control of less than 15% of deposits held by banks in the states where they do business (exclusive of inter-bank and foreign deposits).

    The recently adopted Gramm-Leach-Bliley Act of 1999 (the "Gramm Act") has expanded the permissible activities of a bank holding company. The Gramm Act allows qualifying bank holding companies to elect to be treated as financial holding companies. A financial holding company may engage in activities that are financial in nature or are incidental or complementary to financial activities. The Gramm Act also eliminated restrictions imposed by the Glass-Steagall Financial Services Law, adopted in the 1930s, which prevented banking, insurance and securities firms from fully entering each other's business. While it is uncertain what the full impact of this legislation will be, it is likely to result in further consolidation in the financial services industry. In addition, removal of these restrictions will likely increase the number of entities providing banking services and thereby create additional competition.

    In the 2000 session, the Kentucky legislature enacted legislation that permits statewide bank branching. While it is unclear at this time what the impact on the Corporation will be, statewide branching, like the recent federal legislation, can be expected to increase geographic expansion and growth opportunities for banks.

    No material portion of the business of the Corporation is seasonal. The business of the Corporation is not dependent upon any one customer or a few customers, and the loss of any one or a few customers would not have a materially adverse affect on the Corporation. However, a certain portion of the Corporation's debtors are economically dependent on the coal industry (see note 16 to the consolidated financial statements).

    The Corporation engages in no operations in foreign countries.

EMPLOYEES

    As of December 31, 2000, the Corporation and its subsidiaries had 795 full-time equivalent employees. Employees are provided with a variety of employee benefits. A retirement plan, employee stock ownership plan, group life, hospitalization, major medical insurance and annual management and employee incentive compensation plans are available to eligible personnel.

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

    The Bank is a national bank subsidiary subject to federal banking law and to regulation and periodic examinations by the Comptroller of the Currency under the National Bank Act and to the restrictions, including dividend restrictions, thereunder. The Bank is also a member of the Federal Reserve System and is subject to certain restrictions imposed by and to examination and supervision under, the Federal Reserve Act. The trust company subsidiary, Trust Company of Kentucky, N.A., is regulated by the Federal Reserve Board and the Office of the Comptroller of the Currency.

    Deposits of the Corporation's subsidiary bank are insured by the Federal Deposit Insurance Corporation, which subjects banks to regulation and examination under the provisions of the Federal Deposit Insurance Act.

    The operations of the Corporation and its subsidiaries also are affected by other banking legislation and policies and practices of various regulatory authorities. Such legislation and policies include statutory maximum rates on some loans, reserve requirements, domestic monetary and fiscal policy and limitations on the kinds of services that may be offered.

CAUTIONARY STATEMENT

    Certain of the statements contained herein that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. The Corporation's actual results may differ materially from those included in the forward-looking statements. Forward-looking statements are typically identified by words or phrases such as "believe," "expect," "anticipate," "intend," "estimate," "may increase," "may fluctuate," and similar expressions or future or conditional verbs such as "will," "should," "would," and "could." These forward-looking statements involve risks and uncertainties including, but not limited to, economic conditions, portfolio growth, the credit performance of the portfolios, including bankruptcies, and seasonal factors; changes in general economic conditions including the performance of financial markets, the performance of coal and coal related industries, prevailing inflation and interest rates, realized gains from sales of investments, gains from asset sales, and losses on commercial lending activities; results of various investment activities; the effects of competitors' pricing policies, of changes in laws and regulations on competition and of demographic changes on target market populations' savings and financial planning needs; the adoption by the Corporation of an FFIEC policy that provides guidance on the reporting of delinquent consumer loans and the timing of associated credit charge-offs for financial institution subsidiaries; and the resolution of legal proceedings and related matters. In addition, the banking industry in general is subject to various monetary and fiscal policies and regulations, which include those determined by the Federal Reserve Board, the Office of the Comptroller of Currency, the Federal Deposit Insurance Corporation, and state regulators, whose policies and regulations could affect the Corporation's results. These statements are representative only on the date hereof, and the Corporation undertakes no obligation to update any forward-looking statements made.

SELECTED STATISTICAL INFORMATION

    The following tables set forth certain statistical information relating to the Corporation and its subsidiaries on a consolidated basis and should be read together with the consolidated financial statements of the Corporation.

Consolidated Average Balance Sheets and Taxable Equivalent Income/Expense and Yields/Rates

	2000			1999			1998
	Average Balances	Interest	Average Rate	Average Balances	Interest	Average Rate	Average Balances	Interest	Average Rate
	(in thousands)
Earning assets
Loans, net of unearned income(1)(2)(3)	$1,666,062	$155,980	9.36%	$1,557,703	$140,412	9.01%	$1,468,776	$138,286	9.42%
Securities
U.S. Treasuries and agencies	175,838	10,724	6.10	226,543	13,371	5.90	201,267	11,883	5.90
State & political subdivisions(3)	60,221	4,502	7.48	61,144	4,541	7.43	51,452	3,894	7.57
Other securities	65,333	4,235	6.48	70,996	4,549	6.41	52,854	3,337	6.31
Federal funds sold	37,000	2,404	6.50	60,134	2,890	4.81	97,272	5,111	5.25
Interest-bearing deposits	232	13	5.60	159	7	4.40	277	8	2.89

Total earning assets	$2,004,686	$177,858	8.87%	$1,976,679	$165,770	8.39%	$1,871,898	$162,519	8.68%
Less: Allowance for loan losses	(26,162)			(25,994)			(23,075)

	1,978,524			1,950,685			1,848,823
Non-earning assets
Cash and due from banks	73,847			82,419			67,758
Premises and equipment, net	50,269			53,349			50,922
Other assets	92,740			96,268			71,177

Total assets	$2,195,380			$2,182,721			$2,038,680

Interest-bearing liabilities
Deposits
Savings and demand deposits	$510,285	$18,095	3.55%	$555,105	$16,216	2.92%	$465,773	15,369	3.30%
Time deposits	1,124,270	65,154	5.80	1,070,886	55,745	5.21	969,354	55,220	5.70
Federal funds purchased & securities Sold under repurchase agreements	48,343	2,699	5.58	41,319	1,902	4.60	42,180	2,132	5.05
Other short-term borrowings	5,500	411	7.47	5,500	405	7.36	0	0	0.00
Advances from Federal Home Loan Bank	15,006	863	5.75	20,721	1,182	5.70	113,559	6,500	5.72
Long-term debt	48,115	4,293	8.92	48,250	4,290	8.89	53,395	4,765	8.92

Total interest bearing liabilities	$1,751,519	$91,515	5.22%	$1,741,781	$79,740	4.58%	$1,644,261	$83,986	5.11%

Non-interest bearing liabilities
Demand deposits	251,643			256,374			215,674
Other liabilities	15,307			15,099			16,056

Total liabilities	2,018,469			2,013,254			1,875,991
Shareholders' equity	176,911			169,467			162,689

Total liabilities and shareholders' equity	$2,195,380			$2,182,721			$2,038,680

Net interest income		$86,343			$86,030			$78,533

Net interest spread			3.65%			3.81%			3.57%

Benefit of interest free funding			0.68%			0.56%			0.64%

Net interest margin			4.33%			4.37%			4.21%

(1)
Interest includes fees on loans of $2,807, $3,051, and $3,685 in 2000, 1999, and 1998 respectively.
(2)
Loan balances include principal balances on nonaccrual loans.
(3)
Tax exempt income on securities and loans is reported on a fully taxable equivalent basis using a 35% rate.

Net Interest Differential

    The following table illustrates the approximate effect of volume and rate changes on net interest differentials between 2000 and 1999 and also between 1999 and 1998.

		Change Due to			Change Due to
	Total Change 2000/1999			Total Change 1999/1998
		Volume	Rate		Volume	Rate
	(in thousands)
Interest income
Loans	$15,568	$10,011	$5,557	$2,126	$8,164	$(6,038)
U.S. Treasury & federal agencies	(2,647)	(3,081)	434	1,488	1,491	(4)
Tax exempt state and political subdivisions	(39)	(70)	31	647	721	(75)
Other securities	(314)	(368)	54	1,212	1,160	51
Federal funds sold	(486)	(1,316)	830	(2,221)	(1,815)	(405)
Interest bearing deposits	6	4	2	(1)	(4)	3

Total interest income	12,088	5,180	6,908	3,251	9,717	(6,468)
Interest expense
Savings and demand deposits	1,879	(1,386)	3,265	847	2,736	(1,889)
Time deposits	9,409	2,875	6,534	525	5,510	(4,985)
Federal funds purchased and securities sold under repurchase agreements	797	354	443	(230)	(43)	(187)
Other short-term borrowings	6	0	6	405	405	0
Advances from Federal Home Loan Bank	(319)	(329)	10	(5,318)	(5,296)	(22)
Long-term debt	3	(12)	15	(475)	(373)	(102)

Total interest expense	11,775	1,502	10,273	(4,246)	2,939	(7,185)

Net interest income (loss)	$313	$3,678	$(3,365)	$7,497	$6,778	$717

    For purposes of the above table, changes which are not solely due to rate or volume are allocated based on a percentage basis, using the absolute values of rate and volume variance as a basis for percentages. Income is stated at a fully taxable equivalent basis, assuming a 35% tax rate.

Investment Portfolio

    The maturity distribution and weighted average interest rates of securities at December 31, 2000 are as follows:

	Estimated Maturity at December 31, 2000
	Within 1 Year		1-5 Years		5-10 Years		After 10 Years		Total Fair Value
											Amortized Cost Amount
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(in thousands)
Available-for-Sale
U.S. Treasury	$1,001	5.48%	$9,700	6.05%	$0	0.00%	$0	0.00%	$10,702	5.99%	$10,527
U.S. Government agencies and corporations	33,821	6.05	82,417	6.36	18,649	6.48	156	9.18	135,046	5.81	135,023
State and municipal obligations	0	0.00	1,737	6.39	24,942	6.71	7,357	8.07	34,035	6.99	33,799
Other securities	20,114	6.09	9,014	6.42	1,374	6.65	26,336	7.02	56,837	5.10	56,903

Total	$54,936	6.06%	$102,869	6.33%	$44,965	6.61%	$33,848	7.26%	$236,620	5.82%	$236,252

									Total Amortized Cost
	Within 1 Year		1-5 Years		5-10 Years		After 10 Years
											Fair Value Amount
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(in thousands)
Held-to-Maturity
U.S. Treasury	$0	0.00%	$0	0.00%	$0	0.00%	$0	0.00%	$0	0.00%	$0
U.S. Government agencies and corporations	5,383	5.89	12,662	2.06	0	0.00	0	0.00	18,044	3.20	15,673
State and municipal obligations	3,989	6.59	14,459	4.82	6,129	9.11	3,075	8.80	27,653	6.47	28,122
Other securities	3,279	6.23	0	0.00	0	0.00	0	0.00	3,279	6.11	3,259

Total	$12,651	6.20%	$27,121	3.53%	$6,129	9.11%	$3,075	8.80%	$48,976	5.24%	$47,053

Total securities	$67,588	6.08%	$129,990	5.75%	$51,094	6.91%	$36,924	7.39%	$285,595	5.72%

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

    Excluding those holdings of the investment portfolio in U.S. Treasury securities and other agencies of the U.S. Government, there were no securities of any one issuer which exceeded 10% of the shareholders' equity of the Corporation at December 31, 2000.

Securities

    The book value of securities available-for-sale and securities held-to-maturity as of December 31, 2000 and 1999 are presented in footnote 4.

    The book value of securities at December 31, 1998 is presented below:

	Available-for-Sale	Held-to-Maturity
	(in thousands)
U.S. Treasury and Government agencies	$88,475	$12,984
State and political subdivisions	17,776	41,442
U.S. agency and mortgage-backed pass through certificates	134,784	23,883
Collateralized mortgage obligations	37,279	5,050
Other debt securities	2,150	0

Total debt securities	280,464	83,359
Equity securities	20,588	0

Total securities	$301,052	$83,359

Loan Portfolio

	December 31
	2000	1999	1998	1997	1996
	(in thousands)
Commercial:
Secured by real estate	$469,646	$406,330	$329,611	$310,092	$270,315
Other	303,141	293,659	279,406	260,808	234,793

Total commercial	772,787	699,989	609,017	570,900	505,108

Real estate construction	93,191	98,990	87,625	85,825	79,069
Real estate mortgage	435,110	397,168	399,035	407,893	411,067
Consumer	386,504	415,935	400,893	361,927	310,582
Equipment lease financing	6,933	7,398	5,816	1,884	3,797

Total loans	$1,694,525	$1,619,480	$1,502,386	$1,428,429	$1,309,623

Percent of total year-end loans
Commercial:
Secured by real estate	27.71%	25.09%	21.94%	21.71%	20.64%
Other	17.89	18.13	18.60	18.26	17.93

Total commercial	45.60	43.22	40.54	39.97	38.57
Real estate construction	5.50	6.11	5.83	6.01	6.04
Real estate mortgage	25.68	24.53	26.56	28.55	31.39
Consumer loans	22.81	25.68	26.68	25.34	23.71
Equipment lease financing	0.41	0.46	0.39	0.13	0.29

Total loans	100.00%	100.00%	100.00%	100.00%	100.00%

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

	Maturity at December 31, 2000
	Within one year	After one but within five years	After five years	Total
	(in thousands)
Commercial	$216,700	$296,812	$259,275	$772,787
Real estate—construction	42,138	30,936	20,117	93,191

	$258,838	$327,748	$279,392	$865,978

Rate sensitivity
Predetermined rate	$60,682	$129,127	$56,785	$246,594
Adjustable rate	198,156	198,621	222,607	619,384

	$258,838	$327,748	$279,392	$865,978

Nonperforming Assets

	December 31
	2000	1999	1998	1997	1996
	(in thousands)
Nonaccrual loans	$22,731	$14,861	$14,930	$12,058	$10,156
Restructured loans	338	390	202	629	630
90 days or more past due and still accruing interest	3,000	3,237	5,635	8,863	5,800

Total nonperforming loans	26,069	18,488	20,767	21,550	16,586
Foreclosed properties	4,339	2,193	1,769	1,949	1,059

Total nonperforming assets	$30,408	$20,681	$22,536	$23,499	$17,645

Nonperforming assets to total loans plus foreclosed properties	1.79%	1.28%	1.50%	1.64%	1.35%
Allowance to nonperforming loans	99.30%	135.77%	125.63%	94.97%	113.50%

Nonaccrual, past due, and restructured loans

	Nonaccrual Loans	As a % of Loan Balances by Category	Restructured Loans	As a % of Loan Balances by Category	Accruing Loans Past Due 90 Days or More	As a % of Loan Balances by Category	Balances
	(in thousands)
December 31, 2000
Commercial loans—real estate secured	$7,646	1.39%	$338	0.06%	$463	0.08%	$548,133
Commercial loans—other	7,322	2.36	0	0.00	66	0.02	310,074
Mortgage loans—real estate secured	7,589	1.69	0	0.00	1,550	0.34	449,814
Consumer loans—other	174	0.05	0	0.00	921	0.24	386,504

Total	$22,731	1.34%	$338	0.02%	$3,000	0.18%	$1,694,525

December 31, 1999
Commercial loans—real estate secured	$5,887	1.21%	$390	0.08%	$271	0.06%	$487,318
Commercial loans—other	3,518	1.17	0	0.00	546	0.18	301,057
Mortgage loans—real estate secured	5,098	1.23	0	0.00	1,305	0.31	415,170
Consumer loans—other	358	0.09	0	0.00	1,115	0.27	415,935

Total	$14,861	0.92%	$390	0.02%	$3,237	0.20%	$1,619,480

    In 2000, gross interest income that would have been recorded on nonaccrual loans had the loans been current in accordance with their original terms amounted to $2 million. Interest income actually recorded and included in net income for the period was $0.2 million, leaving $1.8 million of interest income not recognized during the period.

Discussion of the Nonaccrual Policy

    The accrual of interest income on loans is discontinued when the collection of interest and principal in full is not expected. When interest accruals are discontinued, interest income accrued in the current period is reversed. Any loans past due 90 days or more must be well secured and in the process of collection to continue accruing interest.

Potential Problem Loans

    When management has serious doubts as to the ability of borrowers to comply with repayment terms, the loans are placed on nonaccrual status. Management, therefore, believes that no additional potential problem loans exist which would result in disclosure pursuant to Item III.

Foreign Outstandings

    None

Loan Concentrations

    The Corporation has no concentration of loans exceeding 10% of total loans, which is not otherwise disclosed at December 31, 2000.

Other Interest-Bearing Assets

    The Corporation has no other interest-bearing assets that would be required to be disclosed under Item III.C.1 or 2, if such assets were loans, other than $0.3 million held as other real estate owned, included above in foreclosed properties.

Analysis of the Allowance for Loan Losses

	2000	1999	1998	1997	1996	1995
	(in thousands)
Allowance for loan losses, beginning of year	$25,102	$26,089	$20,465	$18,825	$16,082	$12,978
Loans charged off:
Commercial, secured by real estate	1,316	612	844	676	378	1,278
Commercial, other	1,480	1,219	1,496	1,042	1,136	1,646
Real estate mortgage	1,006	1,585	872	695	880	514
Consumer	9,645	11,888	12,603	9,840	4,594	2,594

Total charge-offs	13,447	15,304	15,815	12,253	6,988	6,032
Recoveries of loans previously charged off:
Commercial, secured by real estate	352	432	158	116	174	159
Commercial, other	228	469	248	454	609	331
Real estate mortgage	123	195	99	94	312	44
Consumer	4,311	4,116	3,860	2,653	1,351	740

Total recoveries	5,014	5,212	4,365	3,317	2,446	1,274
Net charge-offs:
Commercial, secured by real estate	964	180	686	560	204	1,119
Commercial, other	1,252	750	1,248	588	527	1,315
Real estate mortgage	883	1,390	773	601	568	470
Consumer	5,333	7,772	8,743	7,187	3,243	1,854

Total net charge-offs	8,433	10,092	11,450	8,936	4,542	4,758
Allowances of acquired banks	0	0	1,066	0	0	2,004
Allowance of sold bank	0	0	0	(578)	0	0
Provisions charged against operations	9,217	9,105	16,008	11,154	7,285	5,858

Balance, end of year	$25,886	$25,102	$26,089	$20,465	$18,825	$16,082

Allocation of allowance, end of year
Commercial, secured by real estate	$4,131	$2,454	$2,777	$3,502	$3,304	$3,095
Commercial, other	2,284	1,773	2,354	2,945	2,870	2,300
Real estate construction	32	115	87	115	152	135
Real estate mortgage	942	463	396	546	790	1,044
Consumer	8,689	12,313	10,234	3,575	2,248	1,574
Equipment lease financing	52	45	49	21	46	71
Unallocated	9,756	7,940	10,193	9,761	9,414	7,863

Balance, end of year	$25,886	$25,102	$26,089	$20,465	$18,825	$16,082

Average loans outstanding, net of unearned interest	$1,666,062	$1,557,703	$1,468,776	$1,350,471	$1,215,243	$1,021,637
Loans outstanding at end of year, net of unearned interest	$1,694,525	$1,619,480	$1,502,386	$1,428,429	$1,309,623	$1,115,068
Net charge-offs to average loan type
Commercial, secured by real estate	0.18%	0.05%	0.22%	0.20%	0.08%	0.39%
Commercial, other	0.40	0.25	0.46	0.23	0.24	0.66
Real estate mortgage	0.21	0.29	0.16	0.12	0.12	0.13
Consumer	1.34	1.91	2.25	2.22	1.27	1.02
Total	0.51	0.65	0.78	0.66	0.37	0.47
Other ratios
Allowance to net loans, end of year	1.53%	1.55%	1.74%	1.43%	1.44%	1.44%
Provision for loan losses to average loans	0.55	0.58	1.09	0.83	0.60	0.57

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

Average Deposits and Other Borrowed Funds

	2000	1999	1998
	(in thousands)
Deposits
Non-interest bearing deposits	$251,643	$256,374	$215,674
NOW accounts	128,264	260,703	218,908
Money market deposits	237,792	136,898	105,328
Savings	144,228	157,504	141,537
Certificates of deposit > $100,000	329,948	300,011	272,645
Certificates of deposit < $100,000 and other time deposits	794,321	770,874	696,708

Total deposits	1,886,196	1,882,364	1,650,800
Other Borrowed Funds
Federal funds purchased and securities sold under repurchase agreements	48,343	41,319	42,180
Other short-term borrowings	5,500	5,500	5,500
Advances from Federal Home Loan Bank	15,006	20,721	113,559
Long-term debt	48,115	48,250	47,895

Total other borrowed funds	116,964	115,790	209,134

Total deposits and other borrowed funds	$2,003,160	$1,998,154	$1,859,934

    Maturities of time deposits of $100,000 or more outstanding at December 31, 2000 are summarized as follows:

	Certificates of Deposit	Other Time Deposits	Total
	(in thousands)
3 months or less	$108,674	$3,352	$112,026
Over 3 through 6 months	69,807	3,377	73,184
Over 6 through 12 months	143,786	6,641	150,427
Over 12 through 60 months	45,227	8,155	53,382
Over 60 months	0	0	0

	$367,494	$21,525	$389,019

Item 2. Properties

    The Corporation's and the Bank's main offices are located at 346 North Mayo Trail, Pikeville, Kentucky, 41501 which is owned by the Bank.

    The Bank is divided into seventeen operational markets and one operational center: Pikeville Market, Floyd/Knott Market, Tug Valley Market, Whitesburg Market, Lexington Market, Harrodsburg Market, Winchester Market, Richmond Market, Mount Sterling Market, Versailles Market, Ashland Market, Flemingsburg Market, Hamlin Market, Summersville Market, Middlesboro Market, Williamsburg Market, and Campbellsville Market.

    The Bank presently has ten branch offices in the Pikeville Market including its main office. The Bank owns six of these branch-banking offices and leases the remaining four branch offices including the in-store branch located in a Wal-Mart superstore.

    The Floyd/Knott Market has two branch offices. The Bank owns the two branch offices.

    The Tug Valley Market has two branch offices. The Bank owns one branch office and leases one branch office.

    The Whitesburg Market currently has five branch offices. The Bank owns three of these branch offices and leases two branch offices, one of which is leased under an obligation accounted for as a capital lease.

    The Lexington Market has four branch offices. Two of these branches are in-store branches, which are located in a convenience store and in a Wal-Mart site. The Bank owns one branch office and leases the other three branch offices.

    The Harrodsburg Market has one branch office. The Bank owns the one branch office.

    The Winchester Market has three branch locations. The Bank owns one of the branch locations and leases two branch locations of which one is the in-store branch located in a Wal-Mart site.

    The Richmond Market has three branch locations. The Bank owns two of the branch locations, including the land adjacent to one of the branch offices for a drive up window and leases one branch location which is the in-store branch located in a Wal-Mart site.

    The Mount Sterling Market has three branch offices, of which one is an in-store branch located in a Wal-Mart superstore. The Bank owns two of the branch offices and leases the in-store site, the land for its ATM site, and the land adjacent to one of its branch offices for parking and a drive up window.

    The Versailles Market has three branch locations. The Bank owns one of these branch offices and leases two branch offices including the in-store branch located in a Wal-Mart site.

    The Ashland Market has five branch offices. The Bank owns all five of these branch offices. In the Ashland Market there are also two other properties, which are leased, the 16th Street Properties which is sub-leased, and the Old Meade Station Branch property which the Bank also receives tenant income. In addition to these two properties, the Bank receives income from office space leased to tenants, which is located in one of the branch offices as well as the Arcade, which adjoins the same branch office. A portion of the office space in the Arcade is used for Bank premises.

    The Flemingsburg Market has four branch offices. The Bank owns all of these branch offices and also owns real property located in this Market which is leased to outside parties.

    The Hamlin Market has three branch locations. The Bank owns the three branch offices.

    The Summersville Market has one branch office. The Bank owns the one branch office.

    The Middlesboro Market has three branch locations. The Bank owns two of the branch offices and leases one branch office.

    The Williamsburg Market has four branch offices. The Bank owns all four of the branch offices.

    The Operations Center is located in Pikeville, Kentucky and the Bank owns the building and leases the land.

    The Campbellsville Market has seven branch locations. The Bank owns six of the branch offices and leases one branch office.

    Trust Company of Kentucky, N.A.'s main office is located in Lexington, Kentucky. The Lexington and Louisville offices are leased from outside parties. Trust Company of Kentucky, N.A. also has leased offices in the Bank's main office, Middlesboro Market's main office, and Ashland Market's main office.

    See notes 7 and 13 to consolidated financial statements included herein for the year ended December 31, 2000, for additional information relating to commitments and amounts invested in premises and equipment.

Item 3. Legal Proceedings

    The Corporation and its subsidiaries, and from time to time, its officers are named defendants in legal actions arising from normal business activities. Management, after consultation with legal counsel, believes these actions are without merit or that the ultimate liability, if any, will not materially affect the Corporation's consolidated financial position or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

    There were no matters submitted to a vote of security holders, through solicitation of proxies or otherwise, during the fourth quarter of 2000.

Executive Officers of the Registrant

    Set forth below are the executive officers of the Corporation at December 31, 2000, their positions with the Corporation and the year in which they first became an executive officer or director.

Name and Age(1)	Positions and Offices Currently Held	Date First Became Director or Executive Officer	Present Principal Occupation
Jean R. Hale; 54	President, CEO, and Director	1992	President and CEO
Ronald M. Holt; 53	Executive Vice President	1996(2)	President and CEO of Trust Company of Kentucky, N.A.
Mark A. Gooch; 42	Executive Vice President and Treasurer	1997(3)	President and CEO of Community Trust Bank, N.A.
William Hickman III; 50	Executive Vice President and Secretary	1998(4)	Executive Vice President/Staff Attorney of Community Trust Bank, N.A.
James W. Richardson; 50	Executive Vice President	1999(5)	South Central Region President of Community Trust Bank, N.A.
Charolette Vance; 46	Executive Vice President	2000(6)	Executive Vice President/Operations of Community Trust Bank, N.A.
Michael Wasson; 49	Executive Vice President	2000(7)	Central Kentucky Region President of Community Trust Bank, N.A.

(1)
The ages listed for the Corporation executive officers are as of February 28, 2001.
(2)
Mr. Holt served as Executive Vice President and Trust Manager of Bank One Kentucky Corporation from 1990 to 1995 at which time he joined the Corporation.
(3)
Mr. Gooch served as President and CEO of First Security Bank and Trust Company, from 1993 to 1997 at which time First Security Bank and Trust Company merged into Community Trust Bank, N.A.
(4)
Mr. Hickman served as legal counsel for the Corporation from 1980 to 1994. From 1994 until he rejoined the Corporation in December 1997 he engaged in the practice of law in Pikeville, Kentucky.
(5)
Mr. Richardson served as President and CEO of Community Trust Bank, FSB from 1996 until its merger with Community Trust Bank, N.A. on December 29, 2000. From 1994 to 1996 he was Vice President—Commercial Lender of Community Trust Bank, FSB.
(6)
Ms. Vance served Community Trust Bank, N.A. as Vice President/Internal Audit Supervisor in 1995, Senior Vice President/Corporate Compliance Officer in 1996, Senior Vice President/Special Projects in 1997, and Senior Vice President/Deposit Operations in 1998. Ms. Vance has served as Executive Vice President/Operations for Community Trust Bank, N.A. since 1999.
(7)
Mr. Wasson was employed by Mercantile Bancorporation for 16 years prior to joining the Corporation in 2000. Mr. Wasson served as President of Mercantile Bank of Western Missouri, President of Mercantile Bank of Southern Illinois, and most recently as Chief Operating Officer of Mercantile Bank Midwest.

PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder Matters

    The Corporation's common stock is listed on The NASDAQ-Stock Market's National Market under the symbol CTBI. Additional information required by this item is included in the Quarterly Financial Data below:

Quarterly Financial Data

	Three Months Ended
	December 31	September 30	June 30	March 31
	(in thousands except per share amounts)
2000
Net interest income	$20,850	$21,042	$21,224	$21,117
Net interest income, taxable equivalent basis	21,392	21,589	21,731	21,631
Provision for loan losses	2,580	2,487	1,700	2,450
Noninterest income	5,445	4,812	4,616	4,652
Noninterest expense	15,230	15,338	15,510	15,848
Net income	5,754	5,664	5,809	5,119
Per common share:
Basic earnings per share	$0.49	$0.48	$0.48	$0.42
Diluted earnings per share	0.49	0.48	0.48	0.42
Dividends declared	0.19	0.19	0.19	0.18
Common stock price:
High	$15.69	$16.75	$18.50	$19.77
Low	13.94	14.13	13.13	15.80
Last trade	14.88	15.56	17.69	18.00
Selected ratios:
Return on average assets, annualized	1.03%	1.03%	1.08%	0.95%
Return on average common equity, annualized	12.73%	12.75%	13.20%	11.82%
Net interest margin, annualized	4.15%	4.28%	4.45%	4.45%
1999
Net interest income	$21,382	$21,141	$20,974	$20,278
Net interest income, taxable equivalent basis	21,937	21,704	21,548	20,843
Provision for loan losses	2,200	2,200	2,671	2,034
Noninterest income	5,328	5,530	5,170	4,995
Noninterest expense	16,590	16,319	15,650	15,826
Net income	5,674	5,638	5,432	5,100
Per common share:
Basic earnings per share	$0.46	$0.46	$0.45	$0.42
Diluted earnings per share	0.46	0.45	0.45	0.42
Dividends declared	0.18	0.18	0.18	0.17
Common stock price:
High	$20.91	$21.36	$22.16	$21.49
Low	17.95	17.78	19.09	18.7
Last trade	18.18	19.72	21.25	19.09
Selected ratios:
Return on average assets, annualized	1.03%	1.03%	0.99%	0.95%
Return on average common equity, annualized	13.08%	13.14%	12.96%	12.35%
Net interest margin, annualized	4.43%	4.41%	4.37%	4.27%

    There were approximately 3,400 holders of outstanding common shares of the Corporation at February 28, 2001.

Dividends

    Due to a 10% stock dividend distributed on April 14, 2000, the 1999 cash dividend has been restated from $0.79 per share to $0.72 per share. The restated 2000 annual cash dividend was $0.75 per share. The Corporation has adopted a conservative policy of cash dividends with periodic stock dividends. Dividends are typically paid on a quarterly basis. Future dividends are subject to the discretion of the Corporation's Board of Directors, cash needs, general business conditions, dividends from the subsidiaries and applicable governmental regulations and policies. For information concerning restrictions on dividends from the subsidiary bank to the Corporation, see Note 18 to the consolidated financial statements included herein for the year ended December 31, 2000.

Item 6. Selected Financial Data 1996-2000

Year Ended December 31
2000	1999	1998	1997	1996
(in thousands except per share amounts)
Interest income	$175,749	$163,516	$160,570	$150,588	$144,447
Interest expense	91,515	79,740	83,986	74,076	69,092

Net interest income	84,234	83,776	76,584	76,512	75,355
Provision for loan losses	9,217	9,105	16,008	11,154	7,285
Noninterest income	19,526	21,026	19,466	18,442	14,439
Noninterest expense	61,927	64,388	62,166	59,892	55,243

Income before income taxes and extraordinary gain	32,616	31,309	17,876	23,908	27,266
Extraordinary gain, net of tax	0	0	0	3,085	0

Income before income taxes	32,616	31,309	17,876	26,993	27,266
Income taxes	10,270	9,464	3,907	7,924	8,471

Net income	$22,346	$21,845	$13,969	$19,069	$18,795

Per common share:
Earnings per share	$1.87	$1.79	$1.15	$1.31	$1.55
Cash dividends declared—	0.75	0.72	0.66	0.61	0.55
as a percentage of net income	40.11%	40.10%	57.77%	46.54%	35.29%
Book value, end of year	15.55	14.19	13.54	12.98	11.91
Market price, end of year	14.880	18.182	19.418	25.723	18.40
Market value to book value, end of year	0.96	x	1.28	x	1.43	x	1.98	x	1.55	x
Price/earnings ratio, end of year	7.96	x	10.15	x	16.90	x	19.58	x	11.91	x
Cash dividend yield, end of year	5.04%	3.95%	3.42%	2.38%	2.96%
At year end:
Total assets	$2,261,975	$2,176,090	$2,248,039	$1,852,667	$1,840,025
Long-term debt	48,060	48,174	48,323	53,463	19,136
Shareholders' equity	181,904	172,419	164,795	158,019	144,754
Averages:
Assets	$2,195,380	$2,182,721	$2,038,680	$1,837,874	$1,762,009
Deposits	1,886,198	1,882,365	1,650,801	1,459,551	1,467,794
Earning assets	2,004,686	1,976,679	1,871,898	1,702,290	1,632,532
Loans	1,666,062	1,557,703	1,468,776	1,406,041	1,215,243
Shareholders' equity	176,911	169,467	162,689	159,036	138,925
Profitability ratios:
Return on average assets	1.02%	1.00%	0.69%	1.05%	1.07%
Return on average common equity	12.63%	12.89%	8.59%	12.31%	13.53%
Capital ratios:
Equity to assets, end of year	8.04%	7.92%	7.33%	8.53%	7.87%
Average equity to average assets	8.06%	7.76%	7.98%	8.65%	7.88%
Risk-based capital ratios
Leverage ratio	7.29%	7.09%	6.09%	7.75%	7.05%
Tier 1 Capital	9.26%	8.92%	8.50%	9.97%	9.71%
Total Capital	10.51%	10.17%	9.75%	11.23%	10.96%
Other significant ratios:
Allowance to net loans, end of year	1.53%	1.55%	1.74%	1.43%	1.44%
Allowance to nonperforming loans, end of year	99.30%	135.77%	125.63%	94.97%	113.50%
Nonperforming assets to loans and foreclosed properties, end of year	1.79%	1.28%	1.50%	1.64%	1.35%
Net interest margin	4.33%	4.37%	4.21%	4.66%	4.76%
Other statistics:
Average common shares outstanding	11,947	12,170	12,176	12,171	12,145
Number of full-time equivalent employees, end of year	795	830	818	795	792

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

    Community Trust Bancorp, Inc. reported record net earnings of $22.3 million for 2000, compared to $21.8 million for 1999 and $14 million for 1998. Earnings per share for 2000 were $1.87 compared to $1.79 per share for 1999 and $1.15 per share for 1998.

    Earnings for 2000 reflected an increase in net interest income while noninterest income was negatively impacted by a decline in consumer loan related fees and the sale of secondary market residential real estate loans. The Corporation continues to improve efficiencies with a $2.5 million decline in noninterest expense compared to 1999. The loan loss provision remained materially even with only a slight $112 thousand increase year over year. The Corporation's return on average assets for 2000 was 1.02% as compared to 1.00% and 0.69% in 1999 and 1998, respectively, and the return on average equity for 2000 was 12.63% as compared to 12.89% and 8.59% for 1999 and 1998, respectively.

    Total assets as of December 31, 2000 were $2.26 billion as compared to total assets of $2.18 billion on December 31, 1999. Total loans as of December 31, 2000 were $1.69 billion compared to $1.62 billion as of December 31, 1999, an increase of 4.63%. Total deposits increased 3.54% from $1.88 billion at December 31, 1999 to $1.94 billion at December 31, 2000.

Acquisitions

    During 2000, the Corporation continued our strategic plan of expansion of our business through acquisitions within targeted markets. On January 26, 2001, Community Trust Bank, N.A. acquired the deposits, loans, and fixed assets of The Bank of Mt.Vernon, Inc., a subsidiary of Premier Financial Bancorp, Inc., (NASDAQ-PFBI) of Georgetown, Kentucky. The Bank of Mt. Vernon, Inc.'s offices are located in Mt. Vernon, Somerset, Richmond, and Berea, Kentucky. The offices acquired had deposits totaling $109.3 million and loans totaling $91 million. The Bank also opened a new branch location on October 17, 2000, in Corbin, Kentucky. The acquisition of the Mt. Vernon operations and the opening of the Corbin branch provide the Corporation with market coverage of the Interstate 75 Corridor from Lexington, Kentucky to the Tennessee state line. On December 29, 2000, the Corporation completed the merger of Community Trust Bank, FSB, into our lead bank, Community Trust Bank, N.A., to attain greater operational efficiencies.

Results of Operations

2000 Compared to 1999

    Net income for 2000 was $22.3 million compared to $21.8 million for 1999. Basic earnings per share for 2000 were $1.87 compared to $1.79 per share for 1999. The number of shares outstanding at December 31, 2000 and December 31, 1999 were 11,700,895 and 12,147,519, respectively.

    Net interest income for 2000 remained relatively flat as compared to 1999, rising from $83.8 million in 1999 to $84.2 million in 2000. Noninterest income decreased 7.13% from $21.0 million in 1999 to $19.5 million in 2000 while noninterest expense decreased 3.8% from $64.4 million in 1999 to $61.9 million in 2000. (See separate discussions of noninterest income and noninterest expense below.)

    Return on average assets increased from 1.00% in 1999 to 1.02% in 2000, and return on average equity decreased from 12.89% in 1999 to 12.63% in 2000.

Net Interest Income:

    The Company successfully held our net interest margin relatively stable for the year at 4.33% compared to 4.37% for 1999. Some of the pressure on the net interest margin was offset by a 75 basis point increase in our average earning assets as a percentage of total assets which were 91.31% at year-end 2000 compared to 90.56% at year-end 1999. See the table on page 6 titled "Consolidated Average Balance Sheets and Taxable Equivalent Income/Expense and Yields/Rates" for further information.

    The Corporation's average earning assets increased from $1.98 billion in 1999 to $2 billion in 2000. Average interest bearing liabilities also increased during the period, from $1.74 billion in 1999 to $1.75 billion in 2000. Average interest bearing liabilities as a percentage of average earning assets remained fairly stable, moving from 88.1% in 1999 to 87.4% in 2000.

    The taxable equivalent yield on average earning assets increased from 8.39% in 1999 to 8.87% in 2000. The cost of average interest bearing liabilities also increased during the same period from 4.58% to 5.22%. The yield on interest bearing assets has been impacted by the change in the earning asset mix as well as by the increase in market rates in 2000. Loans accounted for 78.8% of all earning assets in 1999 while loans accounted for 83.1% of earning assets in 2000. Loans accounted for 74.9% of total assets as of December 31, 2000 compared to 74.4% as of December 31, 1999.

    As presented in the interest rate sensitivity table in the Liquidity section that is included later in the Management Discussion and Analysis, the Corporation's balance sheet is positively gapped over a twelve-month period. This means that in an interest rate change, a larger dollar volume of interest bearing assets will reprice than will interest bearing liabilities. In a decreasing rate environment, such as that experienced in early 2001, our positive gap position could have a negative impact on the net interest margin.

Provision for Loan Losses:

    The provision for loan losses increased from $9.1 million in 1999 to $9.2 million in 2000. Charge-offs, net of recoveries, as a percentage of average loans outstanding decreased from 0.65% in 1999 to 0.51% in 2000 as net charge-offs decreased by $1.7 million in 2000 to $8.4 million.

    The allowance for loan losses (ALLL) declined from 1.55% of total loans at December 31, 1999 to 1.53% at December 31, 2000. The special provision of $6.0 million that was added to the ALLL in 1998 to cover remaining anticipated losses of pre-1998 indirect loans has been substantially utilized. The improving quality and loss experience of our indirect portfolio indicates an above-normal reserve is not required for this loan product.

    Overall loss experience improved for 2000, and all categories of loans saw reduced losses except commercial loans, which increased from 0.12% to 0.26%. However, the loss ratio in 1999 was abnormally low, as the three-year moving average for commercial losses was 0.21% as of December 31, 2000. Nonperforming loans, which are primarily commercial loans, increased from 1.12% of total loans at December 31, 1999 to 1.52% at December 31, 2000. As a result, an additional $2.2 million loss reserve was allocated to commercial loans at December 31, 2000. Allocation for indirect losses was reduced by $3.9 million due to the improved quality of the indirect portfolio and the substantial recognition of the remaining losses in the pre-1998 indirect loans.

    The allowance for loan losses is established at a level believed adequate by management to absorb probable losses inherent in the loan portfolio. Management's determination of the adequacy of the allowance is based upon estimates derived from an analysis of individual credits, prior and current loss experience, loan portfolio delinquency levels, overall growth in the loan portfolio, and current economic conditions. Such factors are considered when establishing the overall adequacy of the allowance for loan losses. As a result, a portion of the allowance for loan losses is not allocated to a specific loan product. These estimates are susceptible to changes that could result in an adjustment to results of operations. The provision for loan losses represents a charge against current earnings in order to maintain the allowance for loan losses at an appropriate level.

    Reserve allocations are calculated for each loan category based upon a three-year moving average of the loss experience for that loan category. In addition, where the potential for loss on specific loans has been identified, that amount is also included in the reserve allocation. The ALLL is then adjusted for overall characteristics of the current loan portfolio, such as delinquency trends, level of non-performing loans, industry concentrations of credit, and loss recovery rates. In addition, adjustments are made for changes in current economic conditions. Management also considers the overall growth of the loan portfolio.

Noninterest Income:

    Noninterest income decreased 7.13% from $21.0 million in 1999 to $19.5 million in 2000, due to a decline in consumer loan related fees and sales of secondary market residential real estate loans. Service charges on deposit related products generated $9.7 million for the year, as compared to $9.6 million for the previous year. Trust income increased from $2.4 million in 1999 to $2.5 million in 2000 as trust assets under management increased during the year. Gains on sale of residential mortgage loans decreased from $1.7 million in 1999 to $0.688 million in 2000, while a gain of $0.254 million was recognized in 2000 on the sale of two commercial loans not previously held for sale. Other noninterest income decreased from $7.4 million in 1999 to $6.3 million in 2000. Securities gains and losses were not a significant factor in either 1999 or 2000, as the Corporation incurred net securities gains of $59,000 in 2000 and neither a gain nor loss in 1999.

Noninterest Expense:

    The Company continued to experience improvements in operational efficiencies due to consolidation efforts commenced during the past three years as total noninterest expenses for 2000 of $61.9 million were $2.5 million (4%) less than the $64.4 million for 1999. The efficiency ratio improved 161 basis points, decreasing to 58.53% from 60.14% at year-end 1999. The deposit to FTE (full-time equivalent) ratio increased from $1.96 million to $2.12 million year over year. Salaries and employee benefits decreased from $30.5 million in 1999 to $29.7 million in 2000. Occupancy expense increased from $4.9 million in 1999 to $5.1 million in 2000 while equipment expense decreased from $4.8 million to $3.9 million, respectively. Data processing costs increased from $3.5 million in 1999 to $3.7 million in 2000 and stationery and printing costs decreased from $1.6 million in 1999 to $1.2 million in 2000. Taxes other than payroll, property and income, which consists mainly of franchise taxes on the equity and deposits of the Corporation, increased from $1.3 million in 1999 to $2.1 million in 2000. Other categories of noninterest expense declined from $17.6 million in 1999 to $16.3 million in 2000.

1999 Compared to 1998

    Net income for 1999 was $21.8 million compared to $14.0 million for 1998. Basic earnings per share for 1999 were $1.79 compared to $1.15 per share for 1998.

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

Net Interest Income:

    The Corporation's net interest margin increased from 4.21% at the end of 1998 to 4.37% at the end of 1999 as a result of the increase in loans outstanding, the management of deposit cost, and the increase in yield on loans as a result of market changes. See the table on page 6 titled "Consolidated

Average Balance Sheets and Taxable Equivalent Income/Expense and Yields/Rates" for further information.

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

Provision for Loan Losses:

    The provision for loan losses decreased from $16.0 million in 1998 to $9.1 million in 1999. In September 1998, CTBI took a special charge of $7.3 million due to conditions that were recognized in 1998 in the Indirect Loan Portfolio (this portfolio consists primarily of new and used auto loans originated by non affiliated dealers). Six million ($6.0 million) of this charge was booked as additional Provision for Loan Losses. The indirect portfolio had been a continuing problem and this special provision allowed management to expedite the resolution of this issue. The remaining $1.3 million was recorded as a write down of the retained interest in the 1997 securitization of indirect auto loans.

    Charge-offs, net of recoveries, as a percentage of average loans outstanding decreased from 0.78% in 1998 to 0.65% in 1999 as gross charge-offs decreased and recoveries increased for 1999. The allowance for loan losses decreased slightly from $26.1 million at December 31, 1998 to $25.1 million at December 31, 1999.

Noninterest Income:

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

Noninterest Expense:

    Noninterest expense increased from $62.2 million in 1998 to $64.4 million in 1999. This increase is primarily the result of additional operating expenses from the 1998 acquisition of the twelve new branches discussed above. Although noninterest expense has increased due to the twelve new branches, there was a decrease in the efficiency ratio from 63.44% at December 31, 1998 to 60.14% at December 31, 1999. The deposit to FTE ratio increased from $1.75 million to $1.96 million year over year. Salaries and employee benefits increased from $28.7 million in 1998 to $30.5 million in 1999. Occupancy and equipment expense likewise increased from $4.5 million in 1998 to $4.9 million in 1999 and $4.0 million in 1998 to $4.8 million in 1999, respectively. Data processing costs increased from

$3.3 million in 1998 to $3.5 million in 1999 and stationery and printing costs decreased from $1.8 million in 1998 to $1.6 million in 1999. Taxes other than payroll, property, and income, which consists mainly of Kentucky Franchise taxes on the equity and deposits of the affiliate banks, decreased from $2.1 million in 1998 to $1.3 million in 1999. Other categories of noninterest expense remained relatively flat from $17.7 million in 1998 to $17.9 million in 1999.

Liquidity and Market Risk

    The objective of the Corporation's Asset/Liability management function is to maintain consistent growth in net interest income within the Corporation's policy limits. This objective is accomplished through management of the Corporation's balance sheet composition, liquidity, and interest rate risk exposures arising from changing economic conditions, interest rates and customer preferences. The goal of liquidity management is to provide adequate funds to meet changes in loan and lease demand or unexpected deposit withdrawals. This is accomplished by maintaining liquid assets in the form of investment securities, maintaining sufficient unused borrowing capacity and growth in core deposits. As of December 31, 2000, the Corporation had approximately $210.6 million in securities and other short-term investments maturing or repricing within one year. Additional asset-driven liquidity is provided by the remainder of the securities portfolio and the repayment of loans. These sources, in addition to the Corporation's 8% average equity capital base, provide a stable funding base. In addition to core deposit funding, the Corporation also accesses a variety of other short-term and long-term funding sources. The Corporation also uses the Federal Home Loan Bank (FHLB) as a funding source, with an available credit capacity of $314.3 million. The Corporation also has significant unused funding capacity in national market certificates of deposit. The Corporation has the availability of two national investment firms both of which have issued commitment letters committing them to market certificates of deposit issued by the Corporation in an amount not to exceed 15% of the Corporation's total deposits. Management does not rely on any one source of liquidity and manages availability in response to changing balance sheet needs.

    The Corporation began a program of stock repurchase in December 1998 with the authorization to acquire up to 500,000 shares. The Corporation issued a press release in July 2000 announcing its intention to repurchase up to an additional 1,000,000 shares. During 2000, the Corporation continued its stock repurchase program which continues to be accretive to shareholder value. Through this program, the Corporation repurchased 521,460, 76,348, and 3,146 shares during 2000, 1999, and 1998, respectively.

    Management considers interest rate risk the Corporation's most significant market risk. Interest rate risk is the exposure to adverse changes in net interest income due to changes in interest rates. Consistency of the Corporation's net interest revenue is largely dependent upon the effective management of interest rate risk. The Corporation employs a variety of measurement techniques to identify and manage its interest rate risk including the use of an earnings simulation model to analyze net interest income sensitivity to changing interest rates. The model is based on actual cash flows and repricing characteristics for on and off-balance sheet instruments and incorporates market-based assumptions regarding the effect of changing interest rates on the prepayment rates of certain assets and liabilities. Assumptions based on the historical behavior of deposit rates and balances in relation to changes in interest rates are also incorporated into the model. These assumptions are inherently uncertain, and as a result, the model cannot precisely measure net interest income or precisely predict the impact of fluctuations in interest rates on net interest income. Actual results will differ from simulated results due to timing, magnitude, and frequency of interest rate changes as well as changes in market conditions and management strategies.

    The Corporation's Asset/Liability Management Committee (ALCO), which includes senior management representatives and reports to the Board of Directors, monitors and manages interest rate risk within Board-approved policy limits. The Corporation's current interest rate risk policy limits are determined by measuring the anticipated change in net interest income over a 12 month horizon assuming a 200 basis point immediate and sustained increase or decrease in all interest rates. The following table shows the Corporation's estimated earnings sensitivity profile as of December 31, 2000:

Change in Interest Rates (basis points)	Percentage Change in Net Interest Income (12 Months)
+200	13.7%
-200	(10.1)%

    The following table shows the Corporation's estimated earnings sensitivity profile as of December 31, 1999:

Change in Interest Rates (basis points)	Percentage Change in Net Interest Income (12 Months)
+200	3.1%
-200	(1.1)%

    Given an immediate and sustained 200 basis point increase in the yield curve used in the simulation model, it is estimated that net interest income for the Corporation would increase by 14% over one year. A 200 basis point immediate and sustained decrease in interest rates would decrease net interest income by 10% over one year. In order to reduce the exposure to interest rate fluctuations and to manage liquidity, the Corporation has developed sale procedures for several types of interest-sensitive assets. All long-term, fixed rate single family residential mortgage loans underwritten according to Federal Home Loan Mortgage Corporation guidelines are sold for cash upon origination. Periodically, additional assets such as short-term commercial loans are also sold. In 2000 and 1999, $28.8 million and $77.1 million, respectively, of fixed rate residential mortgages were sold. In addition in 2000, certain primarily fixed rate, short-term commercial loans were sold to a third party. Management focuses its efforts on consistent net interest revenue and net interest margin growth through each of the retail and wholesale business lines. The Corporation does not currently engage in trading activities.

Capital Resources

    Total shareholders' equity increased from $172.4 million at December 31, 1999 to $181.9 million at December 31, 2000. The primary source of capital of the Corporation is retained earnings. Cash dividends were $0.75 per share for 2000 and $0.72 per share for 1999.

    Regulatory guidelines require bank holding companies, commercial banks, and savings banks to maintain certain minimum ratios and define companies as "well capitalized" that sufficiently exceed the minimum ratios. The banking regulators may alter minimum capital requirements as a result of revising their internal policies and their ratings of individual institutions. To be "well capitalized" banks and bank holding companies must maintain a Tier 1 leverage ratio of no less than 5.0%, a Tier 1 risk based ratio of no less than 6.0% and a total risk based ratio of no less than 10.0%. The Corporation's ratios as of December 31, 2000 were 7.29%, 9.26%, and 10.51%, respectively. Community Trust Bancorp, Inc. and all banking affiliates met the criteria for "well capitalized" at December 31, 2000.

    As of December 31, 2000, management is not aware of any current recommendations by banking regulatory authorities which, if they were to be implemented, would have, or are reasonably likely to have, a material adverse impact on the Corporation's liquidity, capital resources, or operations.

Impact of Inflation and Changing Prices

    The majority of the Corporation's assets and liabilities are monetary in nature. Therefore, the Corporation differs greatly from most commercial and industrial companies that have significant investments in non-monetary assets, such as fixed assets and inventories. However, inflation does have an important impact on the growth of assets in the banking industry and on the resulting need to increase equity capital at higher than normal rates in order to maintain an appropriate equity to assets ratio. Inflation also affects other expenses, which tend to rise during periods of general inflation.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

    The Company currently does not engage in any derivative or hedging activity. Analysis of the Company's interest rate sensitivity can be found on page 24.

Item 8. Financial Statements

Consolidated Balance Sheets

	December 31
	2000	1999
	(in thousands except share amounts)
Assets:
Cash and due from banks	$72,725	$99,773
Federal funds sold	96,990	7,684
Securities available-for-sale at fair value (amortized cost of $236,252 and $275,293, respectively)	236,620	270,281
Securities held-to-maturity at amortized cost (fair value of $47,053 and $58,762, respectively)	48,976	60,307
Loans	1,694,525	1,619,480
Allowance for loan losses	(25,886)	(25,102)

Net loans	1,668,639	1,594,378
Premises and equipment, net	49,029	52,052
Excess of cost over net assets acquired (net of accumulated amortization of $15,096 and $11,983, respectively)	56,320	59,433
Other assets	32,676	32,182

Total assets	$2,261,975	$2,176,090

Liabilities and shareholders' equity:
Deposits
Noninterest bearing	$254,642	$261,880
Interest bearing	1,689,274	1,615,454

Total deposits	1,943,916	1,877,334
Federal funds purchased and other short-term borrowings	58,951	51,126
Other liabilities	15,818	10,113
Advances from Federal Home Loan Bank	13,326	16,924
Long-term debt	48,060	48,174

Total liabilities	2,080,071	2,003,671
Shareholders' equity:
Preferred stock, 300,000 shares authorized and unissued
Common stock, $5 par value, shares authorized 25,000,000; shares outstanding, 2000—11,700,895; 1999—12,147,519	58,352	55,216
Capital surplus	54,892	45,306
Retained earnings	68,421	75,021
Accumulated other comprehensive income (loss), net of tax	239	(3,124)

Total shareholders' equity	181,904	172,419

Total liabilities and shareholders' equity	$2,261,975	$2,176,090

See notes to consolidated financial statements.

Consolidated Statements of Income

	Year Ended December 31
	2000	1999	1998
	(in thousands except per share amounts)
Interest income
Interest and fees on loans	$155,447	$139,747	$137,700
Interest and dividends on securities-
Taxable	14,960	17,920	15,220
Tax exempt	2,926	2,952	2,531
Other	2,416	2,897	5,119

Total interest income	175,749	163,516	160,570
Interest expense
Interest on deposits	83,248	71,961	70,589
Interest on federal funds purchased and other short-term borrowings	3,110	2,307	2,154
Interest on advances from Federal Home Loan Bank	863	1,182	6,500
Interest on long-term debt	4,294	4,290	4,743

Total interest expense	91,515	79,740	83,986

Net interest income	84,234	83,776	76,584
Provision for loan and lease losses	9,217	9,105	16,008

Net interest income after provision for loan losses	75,017	74,671	60,576
Noninterest income:
Service charges on deposit accounts	9,671	9,581	7,875
Gains on sale of loans, net	942	1,651	2,108
Trust income	2,523	2,411	2,000
Securities gains, net	59	0	12
Other	6,331	7,383	7,471

Total noninterest income	19,526	21,026	19,466
Noninterest expense:
Salaries and employee benefits	29,686	30,453	28,749
Occupancy, net	5,148	4,934	4,529
Equipment	3,878	4,773	3,979
Data processing	3,658	3,515	3,251
Stationery, printing, and office supplies	1,226	1,556	1,790
Taxes other than payroll, property, and income	2,069	1,250	2,137
FDIC insurance	376	297	282
Other	15,886	17,610	17,449

Total noninterest expense	61,927	64,388	62,166

Income before income taxes	32,616	31,309	17,876
Income taxes	10,270	9,464	3,907

Net income	$22,346	$21,845	$13,969

Basic earnings per share	$1.87	$1.79	$1.15
Diluted earnings per share	$1.87	$1.79	$1.14

See notes to consolidated financial statements.

Consolidated Statements of Changes in Shareholders' Equity

	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Total
	(in thousands except per share and share amounts)
Balance, January 1, 1998	$50,312	$28,067	$79,026	$614	$158,019
Net income			13,969		13,969
Other comprehensive income, net of tax:
Net change in unrealized appreciation on securities available-for-sale, net of tax of $523				972	972

Comprehensive income					14,941
Cash dividends declared ($0.66 per share)			(8,168)		(8,168)
Issuance of 6,326 shares of common stock	26	73			99
Purchase of 3,146 common stock	(13)	(83)			(96)

Balance, December 31, 1998	50,325	28,057	84,827	1,586	164,795
Net income			21,845		21,845
Other comprehensive income, net of tax:
Net change in unrealized depreciation on securities available-for-sale, net of tax of ($2,532)				(4,710)	(4,710)

Comprehensive income					17,135
Cash dividends declared ($0.72 per share)			(8,769)		(8,769)
To record 10% common stock dividend	5,029	17,853	(22,882)		0
Issuance of 44,587 shares of common stock	204	555			759
Purchase of 76,348 common stock	(342)	(1,159)			(1,501)

Balance, December 31, 1999	55,216	45,306	75,021	(3,124)	172,419
Net income			22,346		22,346
Other comprehensive income, net of tax:
Net change in unrealized appreciation on securities available-for-sale, net of tax of $1,811				3,363	3,363

Comprehensive income					25,709
Cash dividends declared ($0.75 per share)			(9,100)		(9,100)
To record 10% common stock dividend	5,532	14,314	(19,846)		0
Issuance of 41,060 shares of common stock	201	498			699
Purchase of 521,460 common stock	(2,597)	(5,226)			(7,823)

Balance, December 31, 2000	$58,352	$54,892	$68,421	$239	$181,904

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows

	Year Ended December 31
	2000	1999	1998
	(in thousands)
Cash flows from operating activities:
Net income	$22,346	$21,845	$13,969
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,095	7,654	5,747
Net (increase) decrease in net deferred tax asset	545	(47)	(1,954)
Provision for loan and other real estate losses	9,442	9,279	16,123
Securities (gains), net	(59)	0	(12)
Gains on sale of mortgage loans held for sale	(688)	(1,651)	(2,108)
Gains on sale of other loans	(254)	0	0
Gains or losses on sale of assets, net	(345)	(201)	(20)
Proceeds from sale of mortgage loans held for sale	28,847	77,054	88,603
Net amortization of securities premiums	252	454	381
Net change in mortgage loans held for sale	250	4,709	(531)
Changes in:
Other liabilities	5,706	7,524	1,868
Other assets	(609)	(3,681)	(6,642)

Net cash provided by operating activities	72,528	122,939	115,424
Cash flows from investing activities:
Securities available-for-sale:
Proceeds from sales	14,043	0	2,426
Proceeds from prepayments and maturities	79,114	79,900	59,078
Purchase of AFS securities	(54,282)	(56,535)	(195,322)
Securities held-to-maturity:
Proceeds from prepayments and maturities	11,688	23,000	32,453
Purchase of HTM securities	(390)	0	0
Proceeds from sale of loans	6,554	0	0
Net change in loans	(122,762)	(209,906)	(106,797)
Purchase of premises, equipment, and other real estate	(1,737)	(1,845)	(6,538)
Proceeds from sale of premises and equipment	967	70	488
Proceeds from sale of other real estate	2,064	2,407	2,799

Net cash used in investing activities	(64,741)	(162,909)	(211,413)
Cash flows from financing activities:
Net change in deposits	66,582	(43,807)	46,799
Net change in federal funds purchased and other short-term borrowings	7,825	2,221	(17,492)
Advances from Federal Home Loan Bank	103	12	31,000
Repayments of advances from Federal Home Loan Bank	(3,701)	(34,472)	(81,443)
Proceeds from short-term debt	0	0	5,500
Payments on long-term debt	(114)	(149)	(5,140)
Issuance of common stock	699	759	99
Repurchase of common stock	(7,823)	(1,501)	(96)
Dividends paid	(9,100)	(8,769)	(8,168)

Net cash provided by (used in) financing activities	54,471	(85,706)	(28,941)

Net increase (decrease) in cash and cash equivalents	62,258	(125,676)	(124,930)
Cash and cash equivalents at beginning of year	107,457	233,133	61,404
Cash and cash equivalents of acquired banks	0	0	296,659

Cash and cash equivalents at end of period	$169,715	$107,457	$233,133

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements

1.  Accounting Policies

    Basis of Presentation—The consolidated financial statements include Community Trust Bancorp, Inc. (the "Corporation") and its subsidiaries, including its principal subsidiary, Community Trust Bank, National Association (the "Bank"). Intercompany transactions and accounts have been eliminated in consolidation. In preparing financial statements, management must make certain estimates and assumptions. These estimates and assumptions affect the amounts reported for assets, liabilities, revenues, and expenses, as well as affecting the disclosures provided. Future results could differ from the current estimates. Such estimates include, but are not limited to, the allowance for loan losses and goodwill (the excess of cost over net assets acquired).

    Nature of Operations—Substantially all assets, liabilities, revenues, and expenses are related to banking operations, including lending, investing of funds, and obtaining of deposits and other financing. All of the Corporation's business offices and the majority of its business are located in eastern and central Kentucky and central and western West Virginia.

    Cash and Cash Equivalents—Cash and cash equivalents include cash on hand, amounts due from banks, interest-bearing deposits in other financial institutions and federal funds sold. Generally, federal funds are sold for one day periods.

    Securities—Management determines the classification of securities at purchase. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the Corporation classifies securities into held-to-maturity or available-for-sale categories. Held-to-maturity securities are those which the Corporation has the positive intent and ability to hold to maturity and are reported at amortized cost. Available-for-sale securities are those the Corporation may decide to sell if needed for liquidity, asset-liability management, or other reasons. Available-for-sale securities are reported at fair value, with unrealized gains and losses included as a separate component of shareholders' equity, net of tax. If declines in fair value are not temporary, the carrying value of the securities is written down to fair value as a realized loss.

    Gains or losses on disposition of securities are computed by specific identification for all securities except for shares in mutual funds, which are computed by average cost. Interest and dividend income, adjusted by amortization of purchase premium or discount, is included in earnings.

    Loans—Loans are reported at the carrying value of unpaid principal reduced by unearned interest and an allowance for loan losses. Income is recorded on the level yield basis. Interest accrual is discontinued when management believes, after considering economic and business conditions and collection efforts, that the borrower's financial condition is such that collection of interest is doubtful. Any loan greater than 90 days past due must be well secured and in the process of collection to continue accruing interest. Cash payments received on nonaccrual loans generally are applied against principal, and interest income is only recorded once principal recovery is reasonably assured. Loans are not reclassified as accruing until principal and interest payments are brought current and future payments appear reasonably certain.

    Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated market value in the aggregate. Net unrealized losses are recognized in a valuation allowance by charges to income.

    The allowance for loan losses is established at a level believed adequate by management to absorb probable losses inherent in the loan portfolio. Management's determination of the adequacy of the allowance is based upon estimates derived from an analysis of individual credits, prior and current loss experience, loan portfolio delinquency levels, overall growth in the loan portfolio, and current economic conditions. Such factors are considered when establishing the overall adequacy of the allowance for loan losses. As a result, a portion of the allowance for loan losses is not allocated to a specific loan product. These estimates are susceptible to changes that could result in an adjustment to results of operations. The provision for loan losses represents a charge against current earnings in order to maintain the allowance for loan losses at an appropriate level.

    In determining the adequacy of the allowance for loan loss, management reviews and evaluates on an ongoing basis the necessity of a reserve for individual loans classified by management. Management determines a specific reserve for a classified loan based on its estimate of the borrower's ability to repay the loan given the availability of collateral, other sources of cash flow, and legal options available to the Corporation. Once a review is completed, the Corporation determines the need for a specific reserve and allocates the reserve to the loan. Other loans not specifically reviewed by management are evaluated using the historical charge-off experience ratio calculated by type of loan. The historical charge-off experience ratio factors into account the homogeneous nature of the loans. When evaluating the adequacy of the allowance for loan losses, additional consideration is given to other factors affecting loan losses, including geographic concentration, experience of the lending staff, and the closely associated effect of changing economic conditions. Specific reserves on individual loans, historical ratios, and the additional factors considered are reviewed on an ongoing basis and adjusted as necessary based on subsequent collections, loan upgrades or downgrades, nonperforming trends, or actual principal charge-off.

    Premises and Equipment—Premises and equipment are stated at cost less accumulated depreciation and amortization. Capital leases are included in premises and equipment, at the capitalized amount less accumulated amortization.

    Depreciation and amortization are computed primarily using the straight line method. Estimated useful lives range up to 40 years for buildings, 2 to 10 years for furniture, fixtures, and equipment, and up to the lease term for leasehold improvements. Capitalized leased assets are amortized on a straight line basis over the lives of the respective leases.

    Other Real Estate—Real estate acquired by foreclosure is carried at the lower of the investment in the property or its fair value. An allowance for estimated losses on real estate is provided by a charge to operating expense when a subsequent decline in value occurs. Operating expenses of such properties, net of related income, and gains and losses on disposition are included in other expenses.

    Purchase Accounting—At date of purchase, net assets of subsidiaries acquired are recorded at fair value. Any excess of cost over net assets acquired (goodwill) is amortized by the straight line method primarily over fifteen years. Management reviews the earnings of the operations acquired for evidence of impairment of the unamortized amount.

    Income Taxes—Income tax expense is based on the taxes due on the consolidated tax return plus deferred taxes based on the expected future tax consequences of temporary differences between carrying amounts and tax bases of assets and liabilities, using enacted tax rates.

    Earnings Per Share ("EPS")—Basic EPS is calculated by dividing net income available to common shareholders by the weighted average number of common shares outstanding.

    Diluted EPS adjusts the number of weighted average shares of common stock outstanding under the treasury stock method, which includes the dilutive effect of stock options.

    Basic and diluted EPS have been restated for 1999 and 1998 to reflect the 10 percent common stock dividend paid on April 15, 2000.

    Derivative Instruments and Hedging Activities—On January 1, 2001, the Corporation adopted Statement of Financial Accounting Standard (SFAS) No. 133, Accounting for Derivative Instruments and Certain Hedging Activities, as amended by SFAS No. 138, Accounting for Certain Derivative

Instruments and Certain Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that all derivatives, including those embedded in other contracts, be recognized as either assets or liabilities and that those financial instruments be measured at fair value. The accounting for changes in the fair value of derivatives depends on their intended use and designation. Management has reviewed the requirements of SFAS No. 133 and has determined that the Corporation has no freestanding or embedded derivatives. All contracts that contain provisions meeting the definition of a derivative also meet the requirements of, and have been designated as, normal purchases or sales. The Corporation's policy is to not use freestanding derivatives and to not enter into contracts with terms that cannot be designated as normal purchases or sales. This statement did not impact the Corporation's financial position or results of operation.

    Reclassification—Certain reclassifications have been made in the prior year financial statements to conform to current year classifications.

2.  Business Combinations

    On June 26, 1998 the Corporation chartered a new national association to operate as a national bank in the state of West Virginia. This new wholly owned subsidiary, Community Trust Bank of West Virginia, National Association ("CTBWV"), purchased sixteen Banc One Corporation branches located in West Virginia with approximately $569 million in deposits. CTBWV paid a 9.7% premium on these deposits. In concurrent transactions, CTBWV sold three of these branches with deposits totaling $151 million to Premier Financial Bancorp, Inc. of Georgetown, Kentucky receiving a 9.7% premium; four branches with deposits totaling $122 million to Peoples Banking and Trust Company of Marietta, Ohio receiving a 10.7% premium; and two branches with deposits totaling $80 million to United Bankshares of Charles Town, West Virginia receiving 11.7% premium. The additional 1% premium paid by Peoples Banking and Trust Company and the additional 2% premium paid by United Bankshares was divided evenly between CTBWV and Premier Financial Bancorp, Inc. as part of a prior agreement.

    CTBWV retained seven branches with deposits totaling $216 million. The funds used to purchase these branches were provided from the sale of Trust Preferred Securities that occurred in April 1997 and the sale of an affiliate bank in July 1997. The facilities that were purchased will continue to operate as banking offices.

    On September 18, 1998 Community Trust Bank, N.A. purchased five branches from PNC Bank, N.A. with total deposits of $195 million. These branches are located in Richmond, Winchester, and Harrodsburg, Kentucky.

    On December 31, 1998 CTBWV merged into Community Trust Bank, N.A.

    On December 29, 2000, the Corporation merged its thrift affiliate, Community Trust Bank, FSB, into Community Trust Bank, N.A.

    On January 26, 2001, Community Trust Bank, N.A. acquired the deposits, loans, and fixed assets of The Bank of Mt. Vernon, Inc., a subsidiary of Premier Financial Bancorp, Inc. (NASDAQ-PFBI) of Georgetown, Kentucky. The Bank of Mt. Vernon, Inc.'s offices are located in Mt. Vernon, Somerset, Richmond, and Berea, Kentucky. The offices acquired have deposits totaling $109.3 million and loans totaling $91 million. Additionally, for sixty days after the closing, the Bank has the right to put back and Premier has the obligation to purchase any loans the Bank deems to not fully meet its credit standards. The purchase price paid by Community Trust Bank, N.A. for the offices was a 9.5% premium on the non-brokered deposits as of the closing date plus approximately $1.6 million for fixed assets, $12.6 million for investment securities, and $1.0 million for the cash held at The Bank of Mt. Vernon's branches.

3.  Cash and Due from Banks

    Included in cash and due from banks are noninterest bearing deposits that are held at the Federal Reserve or maintained in vault cash in accordance with regulatory reserve requirements. The balance requirement was $21.3 million and $44.8 million at December 31, 2000 and 1999, respectively. In late June 2000, the Corporation implemented, with Federal Reserve's approval, a "Threshold Balance Program" which allows for the reporting of certain transaction accounts as non-transaction accounts thus lowering its reserve requirements. Cash paid during the years ended 2000, 1999, and 1998 for interest was $89.3 million, $80.0 million, and $83.6 million, respectively. Cash paid during the same periods for income taxes was $8.1 million, $9.6 million and $3.4 million, respectively.

4.  Securities

    Amortized cost and fair value of securities at December 31, 2000 are as follows:

Available-for-Sale	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
U. S. Treasury and Government agencies	$28,464	$471	$(18)	$28,918
States and political subdivisions	33,799	531	(295)	34,037
U. S. agency mortgage-backed pass through certificates	117,085	457	(713)	116,829
Collateralized mortgage obligations	15,104	65	(66)	15,103
Other debt securities	35,351	16	(41)	35,327

Total debt securities	229,804	1,541	(1,132)	230,214
Marketable equity securities	6,448	28	(69)	6,407

	$236,252	$1,569	$(1,201)	$236,620

Held-to-Maturity	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
U. S. Treasury and Government agencies	$11,499	$0	$(2,332)	$9,168
States and political subdivisions	27,653	477	(8)	28,123
U. S. agency mortgage-backed pass through certificates	6,545	0	(39)	6,506
Collateralized mortgage obligations	3,279	0	(21)	3,258

	$48,976	$477	$(2,400)	$47,053

    Amortized cost and fair value of securities at December 31, 1999 are as follows:

Available-for-Sale	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
U. S. Treasury and Government agencies	$50,554	$49	$(282)	$50,321
States and political subdivisions	26,941	11	(1,401)	25,551
U. S. agency mortgage-backed pass through certificates	131,626	151	(2,818)	128,959
Collateralized mortgage obligations	38,961	0	(518)	38,443
Other debt securities	20,985	0	(51)	20,934

Total debt securities	269,067	211	(5,070)	264,208
Marketable equity securities	6,226	39	(192)	6,073

	275,293	250	(5,262)	270,281

Held-to-Maturity	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
U. S. Treasury and Government agencies	$12,499	$0	$(1,778)	$10,721
States and political subdivisions	32,123	504	(72)	32,555
U. S. agency mortgage-backed pass through certificates	12,153	0	(133)	12,020
Collateralized mortgage obligations	3,532	0	(66)	3,466

	$60,307	$504	$(2,049)	$58,762

    The amortized cost and fair value of securities at December 31, 2000 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or prepayment penalties.

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in thousands)
Due in one year or less	$8,025	$8,007	$3,989	$3,993
Due after one through five years	22,183	22,648	25,959	23,716
Due after five through ten years	25,011	24,942	6,129	6,409
Due after ten years	7,045	7,357	3,075	3,171
Mortgage-backed securities and collateralized mortgage obligations	132,189	131,932	9,824	9,764
Other securities	35,351	35,327	0	0

	229,804	230,213	48,976	47,053
Marketable equity securities	6,448	6,407	0	0

Total securities	$236,252	$236,620	$48,976	$47,053

    There were gross gains of $59 thousand realized on sales and calls in 2000, no gains or losses realized in 1999, and gross gains of $12 thousand realized in 1998.

    Securities in the amount of $225 million and $200 million at December 31, 2000 and 1999, respectively, were pledged to secure public deposits, trust funds, securities sold under repurchase agreements, and advances from the Federal Home Loan Bank.

5.  Loans

    Major classifications of loans, net of unearned income, are summarized as follows:

	December 31
	2000	1999
	(in thousands)
Commercial, secured by real estate	$469,646	$406,330
Commercial, other	303,141	293,659
Real estate—commercial construction	78,487	80,988
Real estate—residential construction	14,704	18,002
Real estate—consumer mortgage	435,110	397,168
Consumer	386,504	415,935
Equipment lease financing	6,933	7,398

	$1,694,525	$1,619,480

    Included in loan balances are loans held for sale in the amount of $0.7 million and $0.5 million at December 31, 2000 and at December 31, 1999, respectively. The amount of loans on a non-accruing income status was $22.7 million and $14.9 million for December 31, 2000 and December 31, 1999, respectively. Additional interest which would have been recorded during 2000, 1999, and 1998 if such loans had been accruing interest was approximately $2 million, $1.3 million, and $1.5 million, respectively.

    At December 31, 2000 and 1999, the recorded investment in impaired loans was $15.6 million and $9.5 million, respectively. Included in these amounts at December 31, 2000 and December 31, 1999, respectively are $5.6 million and $1.4 million of impaired loans for which specific reserves for loan losses are carried in the amounts of $2.4 million and $0.4 million. The average investment in impaired loans for 2000 and 1999 was $15.6 million and $9.5 million, respectively while interest income of $176 thousand and $259 thousand was recognized on cash payments of $176 thousand and $259 thousand.

    In the ordinary course of business, the Corporation's banking subsidiary has made loans at prevailing interest rates and terms to directors and executive officers of the Corporation or its banking subsidiary, including their associates (as defined by the Securities and Exchange Commission). Management believes such loans were made on substantially the same terms, including interest rate and collateral, as those prevailing at the same time for comparable transactions with other persons. The aggregate amount of these loans at January 1, 2000 was $32.3 million. During 2000, activity with respect to these loans included new loans of $3.9 million, repayment of $4.7 million, and a net decrease of $0.8 million due to changes in the status of executive officers and directors. As a result of these activities, the aggregate balance of these loans was $30.7 million at December 31, 2000.

    At December 31, 2000, 1999, and 1998, loans serviced for the benefit of others, not included in the detail above, totaled $255 million, $276 million, and $283 million, respectively.

6.  Allowance for Losses

    Activity in the allowance for loan losses is as follows:

	2000	1999	1998
	(in thousands)
Balance, beginning of year	$25,102	$26,089	$20,465
Balances of acquired banks	0	0	1,066
Provision charged to operations	9,217	9,105	16,008
Recoveries	5,014	5,212	4,365
Charge-offs	(13,447)	(15,304)	(15,815)

Balance, end of year	$25,886	$25,102	$26,089

    Activity in the allowance for other real estate losses is as follows:

	2000	1999	1998
	(in thousands)
Balance, beginning of year	$630	$623	$638
Provision charged to operations	229	174	115
Charge-offs	(173)	(167)	(130)

Balance, end of year	$686	$630	$623

    Other real estate owned by the Corporation, net of reserves, included in Other assets at December 31, 2000 and 1999 was $5.4 million and $2.9 million, respectively.

7.  Premises and Equipment

    Premises and equipment are summarized as follows:

	December 31
	2000	1999
	(in thousands)
Land and buildings	$52,440	$52,975
Leasehold improvements	4,013	4,422
Furniture, fixtures, and equipment	21,903	21,739
Construction in progress	1,447	7

	79,803	79,143
Less accumulated depreciation and amortization	(30,774)	(27,091)

	$49,029	$52,052

8.  Deposits

    Major classifications of deposits are categorized as follows:

	December 31
	2000	1999
	(in thousands)
Non-interest bearing deposits	$254,642	$261,880
NOW accounts	14,545	253,893
Money market deposits	350,535	131,065
Savings	134,919	149,726
Certificates of deposit > $100,000	367,494	309,399
Certificates of deposit < $100,000 and other time deposits	821,781	771,371

	$1,943,916	$1,877,334

    Interest expense on deposits is categorized as follows:

	2000	1999	1998
	(in thousands)
Savings, NOW and money market accounts	$18,095	$16,216	$15,369
Certificates of deposit of $100 thousand or more	20,001	16,188	16,011
Other time deposits	45,152	39,557	39,209

	$83,248	$71,961	$70,589

9.  Advances from Federal Home Loan Bank

    The advances from the Federal Home Loan Bank are due for repayment as follows:

	December 31
	2000	1999
	(in thousands)
Due in one year or less	$4,128	$3,697
Due in one to five years	7,412	10,911
Due in five to ten years	1,733	1,686
Due after ten years	53	630

	$13,326	$16,924

    These advances generally require monthly principal payments and are collateralized by Federal Home Loan Bank stock of $16.3 million and certain first mortgage loans totaling $18 million as of December 31, 2000. Fixed rate advances total $13.3 million and have interest rates ranging from 1.00% to 7.05%. There were no variable rate advances at year-end.

10. Borrowings

    Short-term debt is categorized as follows:

	December 31
	2000	1999
	(in thousands)
Parent Company:
Revolving line of credit, 5.50% interest due semiannually
The corporation has a $21 million revolving line of credit; $15.5 million is currently available to meet any future cash needs, expires January 31, 2001.	$5,500	$5,500
Subsidiaries:
Federal funds purchased	13,833	10,080
Securities sold under agreements to repurchase	39,618	35,546

	$58,951	$51,126

    Generally, federal funds purchased and securities purchased under agreements to resale mature and reprice daily. The average rates paid for federal funds purchased and repurchase agreements as of December 31, 2000 were 6.46% and 5.76%, respectively.

    Long-term debt is categorized as follows:

	December 31
	2000	1999
	(in thousands)
Parent Company:
Ten Year Senior Notes, 8.25% interest, due January 1, 2003; interest payable semiannually; redeemable in whole or in part at the option of the Corporation	$12,230	$12,230
Subsidiaries:
Trust Preferred Securities, 9.0% interest, due March 31, 2027; irrevocably and unconditionally guaranteed by the Corporation and subordinate and junior in right of payment to all senior debt. There are no payments due on this debt until maturity on March 31, 2027.	34,500	34,500
Capital lease obligations, interest at lender's prime rate, payable in quarterly principal and interest installments of $53 thousand, adjusted for prime rate changes through September 2004, secured by real property. The Bank has a purchase option in September 2004 for $921 thousand or a renewal option for five years.	1,291	1,344
Other	39	100

	$48,060	$48,174

11. Federal Income Taxes

    The components of the provision for income taxes, exclusive of tax effect of unrealized securities gains, are as follows:

	2000	1999	1998
	(in thousands)
Currently payable	$9,725	$9,511	$5,861
Deferred	545	(47)	(1,954)

	$10,270	$9,464	$3,907

    The components of the net deferred tax asset as of December 31 are as follows:

	2000	1999
	(in thousands)
Deferred tax assets
Allowance for loan losses	$9,060	$8,785
Accrued expenses	404	592
Deferred compensation	241	198
Other	1,914	2,247

Total deferred tax assets	$11,619	$11,822
Deferred Tax Liabilities
Depreciation	$(3,598)	$(3,692)
FHLB stock dividends	(2,296)	(1,943)
Other	(1,181)	(1,098)

Total deferred tax liabilities	$(7,075)	$(6,733)

Net deferred tax asset	$4,544	$5,089

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

	2000	1999	1998
	(in thousands)
Tax at statutory rate	$11,415	$10,958	$6,256
Tax-exempt interest	(1,372)	(1,465)	(1,270)
Other, net	227	(29)	(1,079)

	$10,270	$9,464	$3,907

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

    The Corporation currently contributes 4% of covered employees gross wages to the employee stock ownership plan (ESOP) portion of the plan. The ESOP uses the contribution to acquire shares of the Corporation's common stock. The ESOP portion of the KSOP plan owned 338,783 shares of Corporation stock at December 31, 2000. The 401(k) portion of the KSOP plan owned 543,536 shares of Corporation stock at December 31, 1999. Substantially all shares owned by the KSOP were allocated to employees' accounts at December 31, 2000. The market price of the shares at the date of allocation is essentially the same as the market price at the date of purchase.

    The total retirement plan expense, including KSOP expense, for 2000, 1999, and 1998 was $1.4 million in each year.

    The Corporation currently maintains two incentive stock option plans covering key employees; however, only one plan is active. The 1998 Stock Option Plan ("1998 Plan") was approved by the Board of Directors and the Shareholders in 1998. The 1998 Plan has 786,500 shares authorized, 552,519 of which were available at December 31, 2000 for future grants. All options granted have a maximum term of ten years. Options granted as management retention options vest after five years, all other options vest ratably over four years.

    The Corporation has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related interpretations in accounting for its employee stock options. Under APB 25, because the exercise price of all employee stock options equals the market price of the underlying stock on the date of the grant, no compensation expense is recognized.

    The Corporation's stock option activity for the 1998 Plan for the years ended December 31, 2000, 1999, and 1998 is summarized as follows:

	December 31, 2000		December 31, 1999		December 31, 1998
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of year	128,057	$25.37	13,310	$25.37	0	$0
Granted	105,924	17.14	117,769	20.40	13,310	25.37
Exercised	0	0	0	0	0	0
Forfeited/expired	0	0	(3,022)	20.05	0	0

Outstanding at end of year	233,981	$19.21	128,057	$20.92	13,310	$25.37

Exercisable at end of year	5,081	$20.08	1,526	$20.05	0	$0

    The 1998 Stock Option Plan had options with the following remaining lives at December 31, 2000:

	1998 Option Plan
Remaining Life	Outstanding Options	Weighted Average Price
Seven years	13,310	$25.38
Eight years	114,747	20.40
Nine years	105,924	17.14

Total outstanding	233,981

Weighted average price		$19.21

    The 1989 Stock Option Plan ("1989 Plan") has no remaining options available for grant. The maximum term is ten years. Options granted as management retention options vest after five years, all other options vest ratably over four years.

    The Corporation's stock option activity for the 1989 Plan for the years ended December 31, 2000, 1999, and 1998 is summarized as follows:

	December 31, 2000		December 31, 1999		December 31, 1998
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of year	221,108	$17.38	276,146	$16.88	345,780	$17.07
Granted	0	0	0	0	3,630	25.73
Exercised	(2,995)	9.02	(19,715)	12.43	(3,956)	16.91
Forfeited/expired	(29,553)	18.41	(35,323)	16.23	(69,308)	18.31

Outstanding at end of year	188,560	$17.33	221,108	$17.38	276,146	$16.88

Exercisable at end of year	45,930	$16.47	44,243	$15.75	57,538	$14.45

    The 1989 Stock Option Plan had options with the following remaining lives at December 31, 2000:

	1989 Option Plan
Remaining Life	Outstanding Options	Weighted Average Price
One year or less	8,984	$8.35
Two years	5,990	16.28
Three years	5,030	25.92
Four years	6,628	16.40
Five years	73,593	15.50
Six years	84,705	19.14
Seven years	3,630	25.72

Total outstanding	188,560

Weighted average price		$17.08

    The related information for both plans for the years ended December 31, 1999 and December 31, 1998 is summarized below:

    The weighted average fair value of options granted during the years 1998, 1999, and 2000 was $8.22, $2.05, and $5.79 per share, respectively.

    Had compensation cost for the Corporation's stock options granted in 2000, 1999, and 1998 been determined under the fair value approach described in FASB Statement No. 123, Accounting for Stock-

Based Compensation, the Corporation's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

	Years Ended December 31
	2000	1999	1998
	(in thousands, except per share amounts)
Net income
As reported	$22,346	$21,845	$13,969
Pro forma	21,947	21,688	13,878
Basic net income per share
As reported	$1.87	$1.79	$1.15
Pro forma	1.84	1.78	1.14
Diluted net income per share
As reported	$1.87	$1.79	$1.14
Pro forma	1.84	1.78	1.13

    The fair value of the options presented above was estimated at the date of the grant using a Black-Scholes option pricing model with the following weighted average assumptions for 2000, 1999, and 1998, respectively: risk-free interest rates of 6.87%, 5.50%, and 5.50%, dividend yields of 1.06%, 3.95%, and 3.45%, volatility factors of the expected market price of the Corporation's common stock of 0.300, 0.170, and 0.310 and a weighted average expected option life of 4.28, 6.0, and 6.0 years.

13. Operating Leases

    Certain premises and equipment are leased under operating leases. Minimum rental payments are as follows:

(in thousands)
2001	$1,021
2002	1,160
2003	1,067
2004	842
2005	339
Thereafter	3,521

$7,950

    Rental expense under operating leases was $0.6 million, $0.9 million, and $1.0 million in 2000, 1999, and 1998, respectively.

14. Fair Market Value of Financial Instruments

    The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

    Cash and Cash Equivalents—The carrying amount approximates fair value.

    Securities—Fair values are based on quoted market prices or dealer quotes.

    Loans and Loans Held for Sale—The fair value of fixed rate loans and variable rate mortgage loans is estimated by discounting the future cash flows using current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. For other variable rate loans, the carrying amount approximates fair value.

    FHLB Stock—The carrying value of Federal Home Loan Bank stock approximates fair value based on the redemption provisions of the Federal Home Loan Bank.

    Deposits—The fair value of demand deposits, savings accounts and money market deposits is the amount payable on demand at the reporting date. The fair value of fixed-maturity certificates of deposits is estimated by discounting the future cash flows using the rates currently offered for deposits of similar remaining maturities.

    Short-term Borrowings—The carrying amount approximates fair value.

    Advances from Federal Home Loan Bank—The fair value of these fixed-maturity advances is estimated by discounting future cash flows using rates currently offered for advances of similar remaining maturities.

    Long-term Debt—The fair value of long-term debt is estimated based on prices of comparable instruments.

    Other Financial Instruments—The estimated fair value for other financial instruments and off-balance sheet loan commitments approximates cost at December 31, 2000 and 1999. Off-balance sheet loan commitments at December 31, 2000 and 1999 were $260,876,000 and $258,114,000, respectively.

    Commitments to Extend Credit—The fair value of commitments to extend credit is based upon the difference between the interest rate at which the Corporation is committed to make the loans and the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities, adjusted for the estimated volume of loan commitments actually expected to close. The fair value of such commitments is not material.

	December 31
	2000		1999
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(in thousands)
Financial assets:
Cash and cash equivalents	$169,715	$169,715	$107,457	$107,457
Securities	285,596	283,673	330,588	329,043
Loans	1,694,525	1,722,273	1,619,480	1,609,138

	$2,149,836	$2,175,661	$2,057,525	$2,045,638

Financial liabilities:
Deposits	$1,943,916	$1,953,656	$1,877,334	$1,887,837
Short-term borrowings	58,951	58,951	51,126	51,126
Advances from Federal Home Loan Bank	13,326	13,250	16,924	16,902
Long-term debt	48,060	48,681	48,174	49,885

	$2,064,253	$2,074,538	$1,993,558	$2,005,750

15. Off-Balance Sheet Transactions

    The Corporation's banking subsidiary is a party to transactions with off-balance sheet risk in the normal course of business to meet the financing needs of their customers. These financial instruments include standby letters of credit and commitments to extend credit in the form of unused lines of credit. The Corporation's banking subsidiary uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments and includes these commitments and conditional obligations in its calculations as to the adequacy of its allowance for loan losses.

    At December 31, the Bank had the following financial instruments, whose approximate contract amounts represent credit risk:

	2000	1999
	(in thousands)
Standby letters of credit	$17,217	$15,400
Commitments to extend credit	243,659	242,714

    Standby letters of credit represent conditional commitments to guarantee the performance of a third party. The credit risk involved is essentially the same as the risk involved in making loans.

    Commitments to extend credit are agreements to lend to a customer as long as there is no violation of the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The Bank evaluates each customer's credit-worthiness on a case-by-case basis. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. A portion of the commitments is to extend credit at fixed rates. Fixed rate loan commitments at December 31, 2000 of $16.2 million have interest rates and terms ranging predominantly from 7.75% to 10.75% and 6 months to 1 year, respectively. These credit commitments are based on prevailing rates, terms, and conditions applicable to other loans being made at December 31, 2000. Collateral held varies but may include accounts receivable, inventory, property, and equipment and income-producing properties.

16. Concentration of Credit Risk

    The Corporation's banking subsidiary grants commercial, residential and consumer related loans to customers primarily located in Eastern Kentucky, Central Kentucky, and West Virginia. The banking subsidiary is continuing to increase all components of its portfolio mix in a manner to reduce risk from changes in economic conditions. Although the loan portfolio is diverse, a certain portion of our debtors is economically dependent upon the coal industry for their ability to repay. Concentrations of Credit are reviewed quarterly by management to ensure that internally established limits based on total capital are not exceeded. At December 31, 2000 and 1999, the Corporation's concentration of coal mining and related support industries credits as a percentage of total capital was 42% and 50%, respectively, well within the Corporation's internally established limits.

17. Commitments and Contingencies

    The Corporation and its subsidiaries, and from time to time, its officers are named defendants in legal actions arising from normal business activities. Management, after consultation with legal counsel, believes these actions are without merit or that the ultimate liability, if any, will not materially affect the Corporation's consolidated financial position or results of operations.

18. Limitation on Subsidiary Bank Dividends

    The Corporation's principal source of funds is dividends received from the subsidiary bank. Regulations limit the amount of dividends that may be paid by the Corporation's banking subsidiary without prior approval. During 2001, approximately $22.1 million plus any 2001 net profits can be paid by the Corporation's banking subsidiary without prior regulatory approval.

19. Regulatory Matters

    The Corporation and its banking subsidiary are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory—and possibly additional discretionary—actions by regulators that, if undertaken, could have a direct material adverse effect on the Corporation's financial statements. Under capital adequacy and the regulatory framework for prompt corrective action, the Corporation must meet specific capital guidelines that involve quantitative measures of the Corporation's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Corporation's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

    Quantitative measures established by regulation to ensure capital adequacy require the Corporation to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I Capital (as defined in the regulations) to risk weighted assets (as defined) and of Tier I Capital (as defined) to average assets (as defined). These measures also define banks and bank holding companies as "well capitalized" which meet or exceed higher minimum amounts and ratios (also set forth in the table below). Management believes, as of December 31, 2000, the Corporation meets all capital adequacy requirements for which it is subject to be defined as well capitalized.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(in thousands)
As of December 31, 2000:
Total Capital (to Risk Weighted Assets)	$181,157	10.51%	$137,893	8.00%	$172,366	10.00%
Tier I Capital (to Risk Weighted Assets)	159,560	9.26%	68,924	4.00%	103,387	6.00%
Tier I Capital (to Average Assets)	159,560	7.29%	87,550	4.00%	109,438	5.00%
As of December 31, 1999:
Total Capital (to Risk Weighted Assets)	$171,482	10.17%	$134,903	8.00%	$168,628	10.00%
Tier I Capital (to Risk Weighted Assets)	150,354	8.92%	67,451	4.00%	101,177	6.00%
Tier I Capital (to Average Assets)	150,354	7.09%	84,828	4.00%	106,036	5.00%

20. Parent Company Financial Statements

    Condensed Balance Sheets:

	December 31
	2000	1999
	(in thousands)
Assets:
Cash on deposit	$8,553	$1,717
Securities available-for-sale	187	180
Investment in and advances to subsidiaries	223,632	216,452
Excess of cost over net assets acquired (net of accumulated amortization)	5,373	5,773
Other assets	1,579	2,008

Total assets	$239,324	$226,130

Liabilities and shareholders' equity:
Short-term debt	$5,500	$5,500
Long-term debt	46,730	46,730
Other liabilities	5,190	1,481

Total liabilities	57,420	53,711
Shareholder's equity	181,904	172,419

Total liabilities and shareholders' equity	$239,324	$226,130

    Condensed Statements of Income:

	Year Ended December 31
	2000	1999	1998
	(in thousands)
Income:
Dividends from subsidiary banks	$17,800	$12,000	$4,372
Other income	55	236	1,812

Total income	17,855	12,236	6,184
Expenses:
Interest expense	4,571	4,569	4,616
Amortization expense	406	406	406
Other expenses	805	1,005	726

Total expenses	5,782	5,980	5,748

Income before income taxes (benefits) and equity in undistributed income of subsidiaries	12,073	6,256	436
Applicable income taxes (benefits)	(1,865)	(1,871)	(1,772)

Income before equity in undistributed income of subsidiaries	13,938	8,127	2,208
Equity in undistributed income of subsidiaries	8,408	13,718	11,761

Net income	$22,346	$21,845	$13,969

    Condensed Statements of Cash Flows:

	Year Ended December 31
	2000	1999	1998
	(in thousands)
Cash flows from operating activities:
Net income	$22,346	$21,845	$13,969
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization, net	406	406	406
(Gains) of loss on sales of assets	(8)
Equity in undistributed earnings of subsidiaries	(8,408)	(13,718)	(11,761)
Change in other assets and liabilities, net	3,848	(1,907)	3,724

Net cash provided by operating activities	18,184	6,626	6,338
Cash flows from investing activities:
Payments to acquire net assets of subsidiaries			(49,632)
Repayment of investments in and advances to subsidiaries	4,700
Proceeds from sale of investment securities		1,500	11,247
Proceeds from sale of fixed assets	176

Net cash provided by (used in) investing activities	4,876	1,500	(38,385)
Cash flows from financing activities:
Dividends paid	(9,100)	(8,769)	(8,168)
Net issuance (repurchase) of common stock	(7,124)	(759)	3
Repayment of long-term debt			(5,000)
Proceeds from short-term debt			5,500

Net cash used in financing activities	(16,224)	(9,528)	(7,665)
Net increase (decrease) in cash and cash equivalents	6,836	(1,385)	(39,712)
Cash and cash equivalents at beginning of year	1,717	3,102	42,814

Cash and cash equivalents at end of year	$8,553	$1,717	$3,102

21. Earnings Per Share

    The following table sets forth the computation of basic and diluted earnings per share:

	Year Ended December 31
	2000	1999	1998
	(in thousands except per share amounts)
Numerator:
Net income	$22,346	$21,845	$13,969
Denominator:
Basic earnings per share:
Weighted average shares	11,946,531	12,170,076	12,175,965
Diluted earnings per share:
Effect of dilutive securities—stock options	7,983	27,573	80,667

Adjusted weighted average shares	11,954,514	12,197,649	12,256,632

Earnings per share:
Basic earnings per share	1.87	1.79	1.15
Diluted earnings per share	1.87	1.79	1.14

    At December 31, 2000, 329,948 stock options at prices ranging from $16.16 to $25.92 and a weighted average price of $19.43 were outstanding and were not used in the computation of diluted earnings per share because their price was greater than the average market value of the common stock. At December 31, 1999, 146,380 stock options at prices ranging from $20.45 to $25.92 and a weighted average price of $21.26 were outstanding and were not used in the computation of diluted earnings per share because their price was greater than the average market value of the common stock. At December 31, 1998, 21,758 stock options at prices ranging from $25.73 to $25.92 and a weighted average price of $25.84 were outstanding and were not used in the computation of diluted earnings per share because their price was greater than the average market value of the common stock.

Report of Management

    The management of Community Trust Bancorp, Inc. has the responsibility for the preparation, integrity and reliability of the financial statements and related financial information contained in this annual report. Management believes the consolidated financial statements and related financial information reflect fairly the substance of the transactions and present fairly the Corporation's financial position and results of operations in conformity with accounting principles generally accepted in the United States of America and prevailing practices within the banking industry including necessary judgments and estimates as required.

    In meeting its responsibilities for the reliability of the financial statements and related financial information, management has established and is responsible for maintaining a system of internal accounting controls. The system is designed to provide reasonable assurance that assets are safeguarded and that transactions are properly authorized and recorded to facilitate preparation of financial statements which present fairly the financial position and results of operations of the Corporation in accordance with accounting principles generally accepted in the United States of America. Although internal accounting controls are designed to achieve these objectives, it must be recognized that errors or fraud may nonetheless occur. Management believes that its system of internal accounting controls provides reasonable assurance that errors or fraud that could be material to the financial statements are prevented or would be detected within a reasonable period of time in the normal course of business. A vital part of the system is a continual and thorough internal audit program.

    The Board of Directors of the Corporation has an audit committee composed of four directors who are not officers or employees of the Corporation. The committee meets periodically with management, internal auditors, and the independent public accountants to review audit results and to assure that the audit and internal control functions are being properly discharged.

    Deloitte & Touche LLP, independent auditors have been engaged to render an independent professional opinion on the Corporation's financial statements. Their audit is conducted in accordance with auditing standards generally accepted in the United States of America and forms the basis for their reports as to the fair presentation of the Corporation's financial position and results of operations contained in this annual report.

    Management has made an assessment of the Corporation's internal control and procedures over financial reporting using the criteria described in "Internal Control-Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, management believes that the Corporation maintained an effective system of internal control for financial reporting as of December 31, 2000.

Jean R. Hale
 President and Chief Executive Officer

Report of Independent Auditors

To the Board of Directors and Shareholders
Community Trust Bancorp, Inc.

    We have audited the accompanying consolidated balance sheets of Community Trust Bancorp, Inc. and subsidiaries as of December 31, 2000 and the related consolidated statements of income, changes in shareholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements of Community Trust Bancorp, Inc. and subsidiaries for the years ended December 31, 1999 and 1998 were audited by other auditors whose report, dated January 12, 2000, expressed an unqualified opinion on those statements.

    We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

    In our opinion, such 2000 consolidated financial statements present fairly, in all material respects, the financial position of Community Trust Bancorp, Inc. and subsidiaries at December 31, 2000, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP
Louisville, Kentucky
January 17, 2001 (except for Note 2,
for which the date is January 26, 2001)

Report of Independent Auditors

To the Board of Directors and Shareholders
Community Trust Bancorp, Inc.

    We have audited the accompanying consolidated balance sheets of Community Trust Bancorp, Inc. and subsidiaries as of December 31, 1999, and the related consolidated statements of income, shareholders' equity and cash flows for each of the two years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Community Trust Bancorp, Inc. and subsidiaries at December 31, 1999, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

/s/ ERNST & YOUNG LLP
Columbus, Ohio
January 12, 2000

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

    The Corporation's Audit Committee replaced Ernst & Young LLP with Deloitte & Touche LLP as independent auditors for 2000. Ernst & Young LLP had issued an unqualified opinion on the Corporation's 1999 consolidated financial statements. There were no disagreements with the present or former accountants on any matter of accounting principles or practices, financial statement disclosure, or scope of audit procedures. The Corporation has authorized the former accountant to respond fully to the inquiries of the successor accountant. For further information, refer to the Corporation's 8-K and 8-K/A filed with the Securities and Exchange Commission for the event of April 25, 2000.

PART III

Items 10, 11, 12 and 13. Directors and Executive Officers of the Registrant; Executive Compensation; Security Ownership of Certain Beneficial Owners and Management; and Certain Relationships and Related Transactions.

    The information required by these Items other than the information set forth above under Part I, "Executive Officers of Registrant," is omitted because the Corporation is filing a definitive proxy statement pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report which includes the required information. The required information contained in the Corporation's proxy statement is incorporated herein by reference.

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)
The following documents are filed as a part of this report:

  Financial Statements and Financial Statement Schedules

Exhibit No.	Description of Exhibits
3.1	Articles of Incorporation and all amendments thereto (incorporated by reference to registration statement no. 33-35138).
3.2	By-laws of the Corporation, as amended July 25,1995 (incorporated by reference to registration statement no. 33-61891).
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
10.3	Community Trust Bancorp, Inc. 1998 Stock Option Plan (incorporated by reference to registration statement no. 333-74217).
16	Letter of Ernst & Young, LLP regarding the change in certifying accountants (incorporated by reference to Form 8-K/A filed May 16, 2000).
21	List of subsidiaries.
23.1	Consent of Deloitte & Touche LLP, Independent Auditors.
23.2	Consent of Ernst & Young LLP, Independent Auditors.

(b)
Reports on Form 8-K required to be filed during the last quarter of 2000

  None.

(c)
Exhibits

  The response to this portion of Item 14 is submitted as a separate section of this report.

(d)
Financial Statement Schedules

  None.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf the undersigned, thereunto duly authorized.

COMMUNITY TRUST BANCORP, INC.
March 30, 2001	By:	/s/ JEAN R. HALE Jean R. Hale President and Chief Executive Officer
/s/ KEVIN STUMBO Kevin Stumbo Chief Accounting Officer

Signatures

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

March 30, 2001	/s/ BURLIN COLEMAN Burlin Coleman	Chairman of the Board and Director
March 30, 2001	/s/ JEAN R. HALE Jean R. Hale	President, Chief Executive Officer, and Director
March 30, 2001	/s/ CHARLES J. BAIRD Charles J. Baird	Director
March 30, 2001	/s/ NICK A. COOLEY Nick A. Cooley	Director
March 30, 2001	/s/ WILLIAM A. GRAHAM, JR. William A. Graham, Jr.	Director
March 30, 2001	/s/ M. LYNN PARRISH M. Lynn Parrish	Director
March 30, 2001	/s/ E. M. ROGERS E. M. Rogers	Director

Community Trust Bancorp, Inc. and Subsidiaries
Index to Exhibits

Exhibit No.
3.1	Articles of Incorporation for the Corporation (incorporated herein by reference).
3.2	By-laws of the Corporation as amended through the date of this filing (incorporated herein by reference).
10.1	Pikeville National Corporation Savings and Employee Stock Ownership Plan (commonly known as Community Trust Bancorp, Inc. Savings and Employee Stock Ownership Plan) (incorporated herein by reference).
10.2	Second restated Pikeville National Corporation 1989 Stock Option Plan (commonly known as Community Trust Bancorp, Inc. 1989 Stock Option Plan) (incorporated herein by reference).
10.3	Community Trust Bancorp, Inc. 1998 Stock Option Plan (incorporated herein by reference).
16	Letter of Ernst & Young, LLP regarding the change in certifying accountants (incorporated by reference to Form 8-K/A filed May 16, 2000).
21	List of subsidiaries.
23.1	Consent of Deloitte & Touche LLP, Independent Auditors.
23.2	Consent of Ernst & Young LLP, Independent Auditors.

QuickLinks

PART I
  Item 1. Business
COMPETITION
EMPLOYEES
SUPERVISION AND REGULATION
CAUTIONARY STATEMENT
SELECTED STATISTICAL INFORMATION
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
PART II
  Item 5. Market for the Registrant's Common Equity and Related Stockholder Matters
  Item 6. Selected Financial Data 1996-2000
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 8. Financial Statements
Consolidated Balance Sheets
Consolidated Statements of Income
Consolidated Statements of Changes in Shareholders' Equity
Consolidated Statements of Cash Flows
Report of Management
Report of Independent Auditors
Report of Independent Auditors
  Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
PART III
  Items 10, 11, 12 and 13. Directors and Executive Officers of the Registrant; Executive Compensation; Security Ownership of Certain Beneficial Owners and Management; and Certain Relationships and Related Transactions.
PART IV
  Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
SIGNATURES
Community Trust Bancorp, Inc. and Subsidiaries Index to Exhibits