Form 10-Q
period 2001-03-31
COMMUNITY TRUST BANCORP INC /KY/
filed 2001-05-15
CIK 350852

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2001

or
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________ to _____________

Commission file number 0-11129

COMMUNITY TRUST BANCORP, INC.

(Exact name of registrant as specified in its charter)

Kentucky	61-0979818
(State or other jurisdiction of incorporation or organization)	IRS Employer Identification No.

346 North Mayo Trail Pikeville, Kentucky (address of principal executive offices)	41501 (Zip Code)

(606) 432-1414

(Registrant's telephone number)

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

Common stock - 11,610,158 shares outstanding at April 30, 2001

PART I - FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

The accompanying information has not been audited by independent public accountants; however, in the opinion of management such information reflects all adjustments necessary for a fair presentation of the results for the interim period. All such adjustments are of a normal and recurring nature.

The accompanying financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all of the disclosures normally required by accounting principles generally accepted in the United States of America or those normally made in the registrant's annual report on Form 10-K. Accordingly, the reader of the Form 10-Q should refer to the registrant's Form 10-K for the year ended December 31, 2000 for further information in this regard.

Condensed Consolidated Balance Sheets
(in thousands except per share data)	March 31 2001	December 31 2000

Assets:
Cash and due from banks	$67,824	$72,725
Federal funds sold	170,170	96,990
Securities available-for-sale at fair value
(amortized cost of $248,639 and $236,252, respectively)	252,165	236,620
Securities held-to-maturity at amortized cost
(fair value of $46,335 and $47,053, respectively)	46,170	48,976
Loans	1,776,565	1,694,525
Allowance for loan losses	26,156	25,886
Net loans	1,750,409	1,668,639

Premises and equipment, net	49,760	49,029
Excess of cost over net assets acquired
(net of accumulated amortization of $15,965 and $15,096, respectively)	63,552	56,320
Other assets	32,726	32,676
Total Assets	$2,432,776	$2,261,975

Liabilities and Shareholders' Equity:
Deposits
Noninterest bearing	$266,189	$254,642
Interest bearing	1,813,579	1,689,274
Total deposits	2,079,768	1,943,916

Federal funds purchased and other short-term borrowings	84,071	58,951
Advances from Federal Home Loan Bank	12,396	13,326
Long-term debt	48,022	48,060
Other liabilities	23,203	15,818
Total Liabilities	2,247,460	2,080,071

Shareholders' Equity:
Preferred stock, 300,000 shares authorized and unissued
Common stock, $5 par value, shares authorized 25,000,000;
shares outstanding 2001 - 11,605,115; 2000 - 11,700,895	57,873	58,352
Capital surplus	53,813	54,892
Retained earnings	71,339	68,421
Accumulated other comprehensive income (loss), net of tax	2,291	239
Total Shareholders' Equity	185,316	181,904

Total Liabilities and Shareholders' Equity	$2,432,776	$2,261,975

Condensed Consolidated Statements of Income
	Three months ended
	March 31
(in thousands except per share data)	2001	2000

Interest Income:
Interest and fees on loans	$40,568	$36,982
Interest and dividends on securities
Taxable	3,497	4,079
Tax exempt	729	692
Other	1,886	220
Total Interest Income	46,680	41,973

Interest Expense:
Interest on deposits	23,635	18,784
Interest on federal funds purchased and other short-term borrowings	981	765
Interest on advances from Federal Home Loan Bank	182	236
Interest on long-term debt	1,071	1,071
Total Interest Expense	25,869	20,856

Net interest income	20,811	21,117
Provision for loan and lease losses	2,075	2,450
Net interest income after provision for loan losses	18,736	18,667

Noninterest Income:
Service charges on deposit accounts	2,473	2,341
Gains on sales of loans, net	373	133
Trust income	600	565
Other	1,825	1,613
Total Noninterest Income	5,271	4,652

Noninterest Expense:
Salaries and employee benefits	7,833	7,754
Occupancy, net	1,388	1,362
Equipment	957	1,060
Data processing	947	921
Stationery, printing, and office supplies	379	410
Taxes other than payroll, property, and income	557	443
FDIC insurance	92	95
Other	4,178	3,803
Total Noninterest Expense	16,331	15,848

Income before income taxes	7,676	7,471
Income taxes	2,434	2,352
Net Income	5,242	5,119

Other comprehensive income, net of tax:
Unrealized holding gains (losses) arising during period	2,052	(263)
Comprehensive income	$7,294	$4,856

Basic earnings per share	$0.45	$0.42
Diluted earnings per share	$0.45	$0.42

Average shares outstanding	11,668	12,138

Condensed Consolidated Statements of Cash Flows
	Three months ended
	March 31
(in thousands except per share data)	2001	2000

Cash flows from operating activities:
Net income	$5,242	$5,119
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,859	1,813
Net change in net deferred tax asset	(2,419)	(50)
Provision for loan and other real estate losses	2,174	2,487
Gains on sale of mortgage loans held for sale	(373)	(133)
(Gains) or losses on sale of assets, net	(11)	(107)
Proceeds from sale of mortgage loans held for sale	16,837	6,362
Net amortization of securities premiums	41	86
Net change in mortgage loans held for sale	(548)	293
Changes in:
Other liabilities	6,929	3,065
Other assets	2,284	1,741
Net cash provided by operating activities	32,015	20,676

Cash flows from investing activities:
Securities available-for-sale (AFS):
Proceeds from prepayments and maturities	20,171	16,706
Purchase of AFS securities	(19,781)	(280)
Securities held-to-maturity (HTM):
Proceeds from prepayments and maturities	2,799	3,069
Purchase of HTM securities	0	(390)
Net change in loans	(22,911)	(37,019)
Purchase of premises, equipment, and other real estate	(234)	(112)
Proceeds from sale of premises and equipment	157	409
Proceeds from sale of other real estate	1,283	0
Cash provided from net liabilities acquired	7,971	0
Net cash used in investing activities	(10,545)	(17,617)

Cash flows from financing activities:
Net change in deposits	26,538	(13,861)
Net change in federal funds purchased and other short-term borrowings	25,120	5,455
Advances from Federal Home Loan Bank	0	89
Payments on short-term debt	(930)	(907)
Payments on long-term debt	(38)	(17)
Issuance of common stock	179	172
Repurchase of common stock	(1,737)	(437)
Dividends paid	(2,323)	(172)
Net cash provided by (used in) financing activities	46,809	(9,678)
Net increase (decrease) in cash and cash equivalents	68,279	(6,619)
Cash and cash equivalents at beginning of year	169,715	107,457
Cash and cash equivalents at end of period	$237,994	$100,838

Notes to Condensed Consolidated Financial Statements

Note 1 - Summary of Significant Accounting Policies

In the opinion of management, the unaudited Condensed Consolidated Financial Statements include all adjustments (which consist of normal recurring accruals) necessary, to present fairly the consolidated financial position as of March 31, 2001 and 2000, the results of operations for the three months ended March 31, 2001 and 2000 and the statements of cash flows for the three months ended March 31, 2001 and 2000. In accordance with accounting principles generally accepted in the United States of America for interim financial information, these statements do not include certain information and footnote disclosures required by accounting principles generally accepted in the United States of America for complete annual financial statements. Financial information as of December 31, 2000 has been derived from the audited Consolidated Financial Statements of Community Trust Bancorp, Inc. (the "Registrant" or "Corporation"). The results of operations for the three months ended March 31, 2001 and 2000 and statements of cash flows for the three months ended March 31, 2001 and 2000 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the Consolidated Financial Statements and footnotes thereto for the year ended December 31, 2000, included in the Registrant's Annual Report on Form 10-K.

Principles of Consolidation - The unaudited condensed consolidated financial statements include the accounts of the Corporation and its separate and distinct, wholly owned subsidiaries Community Trust Bank, National Association; Trust Company of Kentucky, National Association; CTBI Preferred Capital Trust; and Community Trust Funding Corporation. All significant intercompany transactions have been eliminated in consolidation.

On January 1, 2001, the Corporation adopted Statement of Financial Accounting Standard (SFAS) No. 133, Accounting for Derivative Instruments and Certain Hedging Activities, as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that all derivatives, including those embedded in other contracts, be recognized as either assets or liabilities and that those financial instruments be measured at fair value. The accounting for changes in the fair value of derivatives depends on their intended use and designation. Management has reviewed the requirements of SFAS No. 133 and has determined that the Corporation has no freestanding or embedded derivatives. All contracts that contain provisions meeting the definition of a derivative also meet the requirements of, and have been designated as, normal purchases or sales. The Corporation's policy is to not use freestanding derivatives and to not enter into contracts with terms that cannot be designated as normal purchases or sales. This statement did not impact the Corporation's financial position or results of operation.

On January 26, 2001, Community Trust Bank, N.A. acquired certain deposits, loans, and fixed assets of The Bank of Mt.Vernon, Inc. The offices acquired had deposits totaling $109.3 million and loans totaling $79 million. The addition of banking offices in Mt. Vernon, Somerset, Richmond, and Berea, Kentucky represents an in-market acquisition and should provide the corresponding synergies normally associated with this type of acquisition. The acquisition is expected to be accretive to shareholders during 2001.

Note 2 - Securities

Securities are classified into held-to-maturity and available-for-sale categories. Held-to-maturity securities are those that the Corporation has the positive intent and ability to hold to maturity and are reported at amortized cost. Available-for-sale securities are those that the Corporation may decide to sell if needed for liquidity, asset-liability management or other reasons. Available-for-sale securities are reported at fair value, with unrealized gains or losses included as a separate component of equity, net of tax.

The amortized cost and fair value of securities available-for-sale as of March 31, 2001 are summarized as follows:

(in thousands)	Amortized Cost	Fair Value
U.S. Treasury and Government agencies	$56,084	$57,187
States and political subdivisions	33,798	34,730
Mortgage-backed pass through certificates	106,924	108,159
Collateralized mortgage obligations	13,933	14,122
Other debt securities	11,198	11,294
Total debt securities	221,937	225,492
Equity securities	26,702	26,673
Total Securities	$248,639	$252,165

The amortized cost and fair value of securities held-to-maturity as of March 31, 2001 are summarized as follows:

(in thousands)	Amortized Cost	Fair Value
U.S. Treasury and Government agencies	$11,499	$10,937
States and political subdivisions	25,943	26,649
Mortgage-backed pass through certificates	5,501	5,522
Collateralized mortgage obligations	3,227	3,227
Total Securities	$46,170	$46,335

The amortized cost and fair value of securities available-for-sale as of December 31, 2000 are summarized as follows:

(in thousands)	Amortized Cost	Fair Value
U.S. Treasury and Government agencies	$28,464	$28,918
States and political subdivisions	33,799	34,037
Mortgage-backed pass through certificates	117,085	116,829
Collateralized mortgage obligations	15,104	15,103
Other debt securities	35,351	35,327
Total debt securities	229,804	230,214
Equity securities	6,448	6,407
Total Securities	$236,252	$236,620

The amortized cost and fair value of securities held-to-maturity as of December 31, 2000 are summarized as follows:

(in thousands)	Amortized Cost	Fair Value
U.S. Treasury and Government agencies	$11,499	$9,168
States and political subdivisions	27,653	28,123
Mortgage-backed pass through certificates	6,545	6,506
Collateralized mortgage obligations	3,279	3,258
Total Securities	$48,976	$47,053

Note 3 - Loans

Major classifications of loans are summarized as follows:

(in thousands)	March 31 2001	December 31 2000
Commercial, secured by real estate	$498,118	$469,646
Commercial, other	319,067	303,141
Real estate construction	94,459	93,191
Real estate mortgage	460,550	435,110
Consumer	397,553	386,504
Equipment lease financing	6,818	6,933
Total loans	$1,776,565	$1,694,525

Note 4 - Borrowings

Short-term debt consists of the following:

(in thousands)	March 31 2001	December 31 2000
Parent Company:
Revolving line of credit, 6.125% interest due semiannually. The Corporation has a $14 million revolving line of credit; $8.5 million is currently available to meet any future cash needs, expires July 30, 2001.	$5,500	$5,500
Subsidiaries:
Federal funds purchased	29,710	13,833
Securities sold under agreements to repurchase	48,861	39,618
Total short-term debt	$84,071	$58,951

Generally, federal funds purchased and securities purchased under agreements to resale mature and reprice daily. The average rates paid for federal funds purchased and repurchase agreements as of March 31, 2001 were 5.49% and 5.18%, respectively.

Long-term debt consists of the following:

(in thousands)	March 31 2001	December 31 2000
Parent Company:
Ten Year Senior Notes, 8.25% interest, due January 1, 2003; interest payable semiannually; redeemable in whole or in part at the option of the Corporation	$12,230	$12,230
Subsidiaries:
Trust Preferred Securities, 9.0% interest, due March 31, 2027; irrevocably and unconditionally guaranteed by the Corporation and subordinate and junior in right of payment to all senior debt. There are no payments due on this debt until maturity on March 31, 2027.	34,500	34,500
Capital lease obligations, interest at lender's prime rate, payable in quarterly principal and interest installments of $53 thousand, adjusted for prime rate changes through September 2004, secured by real property. The Bank has a purchase option in September 2004 for $921 thousand or a renewal option for five years.	1,253	1,291
Other	39	39
Total long-term debt	$48,022	$48,060

Item 2. Management's Discussion and Analysis of Financial Condition

and Results of Operations

Overview

Community Trust Bancorp, Inc. (the "Corporation") is a multi-bank holding company headquartered in Pikeville, Kentucky. At March 31, 2001, the Corporation owned one commercial bank and one trust company. Through its subsidiaries, the Corporation has over sixty-eight banking locations serving 295,000 households in Eastern and Central Kentucky and West Virginia. The Corporation had total assets of $2.43 billion and total shareholders' equity of $185.3 million as of March 31, 2001. The Corporation's common stock is listed on NASDAQ under the symbol CTBI. Market makers are Herzog, Heine, Geduld, Inc., New York, New York; J.J.B. Hilliard, W.L. Lyons, Inc., Louisville, Kentucky; Morgan, Keegan and Company, Inc., Memphis, Tennessee; Keefe, Bruyette & Woods, Inc., New York, New York; Sandler O'Neill & Partners, New York, New York; Sherwood Securities Corp., New York, New York; Spear, Leeds & Kellogg, New York, New York.

Dividends

Regular quarterly cash dividends were paid on (1) January 1, 2000 of 18 cents per share for shareholders of record on December 15, 1999, (2) April 1, 2000 of 18 cents per share for shareholders of record on March 15, 2000, (3) July 1, 2000 of 19 cents per share for shareholders of record on June 15, 2000, (4) October 1, 2000 of 19 cents per share for shareholders of record on September 15, 2000, (5) January 1, 2001 of 19 cents per share for shareholders of record on December 15, 2000, and (6) April 1, 2001 of 20 cents per share for shareholders of record on March 15, 2001.

Mergers and Acquisitions

On January 26, 2001, Community Trust Bank, N.A. acquired certain deposits, loans, and fixed assets of The Bank of Mt.Vernon, Inc. The offices acquired had deposits totaling $109.3 million and loans totaling $79 million. The addition of banking offices in Mt. Vernon, Somerset, Richmond, and Berea, Kentucky represents an in-market acquisition and should provide the corresponding synergies normally associated with this type of acquisition. The acquisition is expected to be accretive to shareholders during 2001.

Income Statement Review

The Corporation's net income for the three months ended March 31, 2001 was $5.242 million or $0.45 per share as compared to $5.119 million or $0.42 per share for the three months ended March 31, 2000. The Corporation had average shares outstanding of 11,668,180 and 12,137,700 for the three months ended March 31, 2001 and March 31, 2000, respectively. The following table sets forth on an annualized basis the return on average assets and return on average shareholders' equity for the three-month periods ending March 31, 2001 and 2000:

	Three months ended
	March 31
	2001	2000
Return on average shareholders' equity	11.49%	11.82%
Return on average assets	0.90	0.95%

The Corporation's net income for the first quarter of 2001 represents a 3 cents per share increase in earnings compared to the same period last year. The increase in earnings per share is primarily attributable to the reduction in common shares outstanding resulting from the Corporation's stock repurchase program.

Net Interest Income

Net interest income decreased $306 thousand or (1.5%) from $21.1 million for the first quarter of 2000 to $20.8 million for the first quarter of 2001. Interest income increased $4.71 million or 11% for the quarter ending March 31, 2001 as compared to the same period in 2000, while interest expense increased $5.01 million or 24%.

The net interest margin continues to be negatively impacted by the repricing of assets quicker than liabilities as interest rates have declined and the competitive pressures to retain core deposits continue. The net interest margin for March 31, 2001 was 3.96%, reflecting a decline of 49 basis points from the 4.45% of March 31, 2000. Some of the pressure on the net interest margin has been offset by a 133 basis point increase in average earning assets as a percentage of total assets which were 92.16% on March 31, 2001 compared to 90.83% at March 31, 2000.

The Corporation's loan portfolio, its highest yielding asset, continues to expand. The Corporation's loan portfolio increased 19.2% on an annualized basis from $1.69 billion at December 31, 2000 to $1.78 billion at March 31, 2001.

The following table summarizes the annualized net interest spread and net interest margin for the three months ended March 31, 2001 and 2000.

	Three months ended
	March 31
	2001	2000
Yield on interest earning assets	8.76%	8.68%
Cost of interest bearing funds	5.50%	4.86%

Net interest spread	3.26%	3.82%

Net interest margin	3.96%	4.45%

Provision for Loan Losses

The analysis of the changes in the allowance for loan losses and selected ratios is set forth below:

	Three months ended
	March 31
(in thousands)	2001	2000

Allowance balance January 1	$25,886	$25,102
Additions to allowance charged against operations	2,075	2,450
Recoveries credited to allowance	1,122	1,521
Losses charged against allowance	(2,927)	(3,947)
Allowance balance at March 31	$26,156	$25,126

Allowance for loan losses to period-end loans	1.47%	1.53%

Average loans, net of unearned income	$1,754,894	$1,630,319

Provision for loan losses to average loans, annualized	0.48%	0.60%

Loan charge-offs net of recoveries, to average loans, annualized	0.42%	0.60%

The Corporation experienced a $621,000 (26%) decrease in net charge-offs and a $375,000 (15%) decrease in loan loss provision expense in the first quarter of 2001 compared to the quarter ended March 31, 2000. The Corporation increased loans by $79 million with the Mt. Vernon acquisition for which it did not increase its allocation to the reserve for losses on loans.

Net charge-offs represent the amount of loans charged off less the amounts recovered on loans previously charged off. Net charge-offs as a percentage of average loans outstanding decreased 18 basis points to 0.42% for the three months ended March 31, 2001 as compared to the same period in 2000. The Corporation's non-performing loans (90 days or more past due and non-accrual) were 1.52% and 1.38% of outstanding loans at December 31, 2000 and March 31, 2001, respectively. The increase in non-performing loans is primarily the result of one large commercial relationship for which a specific reserve has been established and resolution is anticipated in the near future.

Any loans classified as loss, doubtful, substandard or special mention that are not included in non-performing loans do not (1) represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity or capital resources or (2) represent material credits about which management has knowledge of any information which would cause management to have serious doubts as to the ability of the borrowers to comply with the loan repayment terms. The Corporation does not believe there are currently any trends, events, or uncertainties that are reasonably likely to have a material effect on the volume of its non-performing loans.

Noninterest Income

The Corporation's noninterest income increased 13% from $4.65 million for the three months ended March 31, 2000 to $5.27 million for the three months ended March 31, 2001. The increase in noninterest income compared to the same period in 2000 was driven by an increase in mortgage activity, which resulted in a $240,000 increase in gain on sale of loans. The $132,000 increase in deposit related fees is a result of the acquired Mt. Vernon deposits.

Noninterest Expense

CTBI's noninterest expense for the three months ended March 31, 2001 experienced an increase of $483,000 or 3% from the same period in 2000. The increase in noninterest expense is primarily due to $260,000 in non-recurring expenses, including $130,000 of costs related to the Mt. Vernon acquisition and $130,000 of legal expenses in connection with the collection of a problem credit. All of the legal expenses associated with the problem credit have subsequently been recovered. Personnel expense increased $531,000, driven by a 39 person increase in staff associated with the acquisition. Goodwill amortization increased $90,000.

Cash Basis Income
	Three months ended
	March 31
		Amortization
(in thousands)	Reported Earnings	Goodwill	Core Deposit Intangible	"Cash" Earnings
Income before income tax expense	$7,676	$723	$145	$8,544
Income taxes	2,434	186	51	2,671
Net income	$5,242	$537	$94	$5,873

These calculations were specifically formulated by the Corporation and may not be comparable to similarly titled measures reported by other companies.

Balance Sheet Review

Total asset size grew 7.6% to $2.43 billion at March 31, 2001 from $2.26 billion at December 31, 2000. The asset growth is primarily attributable to the purchase and acquisition of the assets and liabilities of The Bank of Mt. Vernon, Inc. Internal growth for the first quarter of 2001 was an annualized 12%. The Corporation's largest liability, deposits, increased 7.0% from $1.94 billion as of December 31, 2000 to $2.08 billion as of March 31, 2001. Noninterest bearing deposits increased from $255 million at December 31, 2000 to $266 million at March 31, 2001. Interest bearing deposits increased from $1.69 billion at December 31, 2000 to $1.81 billion at March 31, 2001.

Loans

Loans increased from $1.69 billion as of December 31, 2000 to $1.78 billion as of March 31, 2001, primarily due to the addition of $79 million in loans from the Mt. Vernon acquisition. The Corporation experienced growth in the commercial loan portfolio of $43.68 million and $27.31 million in the real estate mortgage loan portfolio. The category of commercial loans secured by real estate increased from $469.7 million as of December 31, 2000 to $498.1 million as of March 31, 2001, while other commercial loans increased from $303 million as of December 31, 2000 to $319 million as of March 31, 2001. The category of real estate mortgage loans increased from $435 million as of December 31, 2000 to $461 million as of March 31, 2001. The consumer portfolio also increased from $386.5 million to $397.6 million from December 31, 2000 to March 31, 2001.

Non-accrual and 90 days past due loans amounted to 1.52% of total loans outstanding as of December 31, 2000 and 1.38% of total loans outstanding as of March 31, 2001. Non-accrual loans as a percentage of total loans outstanding were 1.34% as of December 31, 2000 and at 1.22% at March 31, 2001. During the same period, loans 90 days or more past due decreased 2 basis points from 0.18% of total loans outstanding to 0.16%. The allowance for loan losses decreased from 1.53% of total loans outstanding as of December 31, 2000 to 1.47% as of March 31, 2001. Specific reserves are established for all large loans where a loss may occur; therefore, no significant losses are anticipated except for those loans with specific reserve allocations. The allowance for loan losses as a percentage of non-accrual loans and loans past due 90 days or more was 100.6% at December 31, 2000 and 106.6% at March 31, 2001.

Loans on non-accrual status decreased from $22.7 million at December 31, 2000 to $21.6 million at March 31, 2001, a decrease of $1.13 million. This decrease was substantially due to a $785 thousand decrease in residential mortgage loans on non-accrual and a $236 thousand decrease resulting from the payoff of one commercial loan.

The following table summarizes the Corporation's loans that are non-accrual or past due 90 days or more as of March 31, 2001 and December 31, 2000.

(in thousands)	Non-accrual loans	As a % of loan balances by category	Accruing loans past due 90 days or more	As a % of loan balances by category
March 31, 2001
Commercial loans secured by real estate	$6,874	1.19%	$963	0.17%
Commercial loans, other	6,552	2.01	55	0.02
Consumer loans secured by real estate	8,015	1.68	1,131	0.24
Consumer loans, other	160	0.04	777	0.20
Total	$21,601	1.22%	$2,926	0.16%

December 31, 2000
Commercial loans secured by real estate	$7,646	1.39%	$463	0.08%
Commercial loans, other	7,322	2.36	66	0.02
Consumer loans secured by real estate	7,589	1.69	1,550	0.34
Consumer loans, other	174	0.05	921	0.24
Total	$22,731	1.34%	$3,000	0.18%

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

Off-balance sheet risk is addressed by including letters of credit in the Corporation's allowance adequacy analysis and through a monthly review of all letters of credit outstanding. The Corporation's loan review and problem loan analysis includes evaluation of deteriorating letters of credit. Volume and trends in delinquencies are monitored monthly by management, regional advisory boards, and the boards of directors of the respective banks.

Securities

The Corporation uses its securities held-to-maturity for production of income and to manage cash flow needs through expected maturities. The Corporation uses its securities available-for-sale for income and balance sheet liquidity management. The book value of securities available-for-sale increased from $237 million as of December 31, 2000 to $252 million as of March 31, 2001. Securities held-to-maturity declined from $49 million to $46 million during the same period. Total securities as a percentage of total assets were 12.6% as of December 31, 2000 and 12.3% as of March 31, 2001.

Liquidity and Capital Resources

The Corporation's liquidity objectives are to ensure that funds are available for the subsidiary banks to meet deposit withdrawals and credit demands without unduly penalizing profitability, and to ensure that funding is available for the Corporation to meet ongoing cash needs while maximizing profitability. The Corporation continues to identify ways to provide for liquidity on both a current and long-term basis. The subsidiary bank relies mainly on core deposits, certificates of deposits of $100,000 or more, repayment of principal and interest on loans and securities and federal funds sold and purchased to create long-term liquidity. The subsidiary bank also relies on the sale of securities under repurchase agreements, securities available-for-sale and Federal Home Loan Bank borrowings.

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

The Corporation owns $252 million of securities valued at market price that are designated as available-for-sale and available to meet liquidity needs on a continuing basis. The Corporation also relies on Federal Home Loan Bank advances for both liquidity and management of its asset/liability position. Federal Home Loan Bank advances decreased from $13.3 million as of December 31, 2000 to $12.4 million as of March 31, 2001.

The Corporation generally relies upon net inflows of cash from financing activities, supplemented by net inflows of cash from operating activities, to provide cash for its investing activities. As is typical of many financial institutions, significant financing activities include deposit gathering, use of short-term borrowing facilities such as federal funds purchased and securities sold under repurchase agreements, and issuance of long-term debt. The Corporation currently has a $14 million revolving line of credit; $8.5 million is currently available to meet any future cash needs. The Corporation's primary investing activities include purchases of securities and loan originations.

During the first quarter, the Corporation continued its stock repurchase program, acquiring 94,300 shares of the Corporation's stock. The Corporation's stock repurchase program continues to be accretive to shareholder value. The Corporation began a program of stock repurchase in December 1998 with the authorization to acquire up to 500,000 shares. The Corporation issued a press release in July 2000 announcing its intention to repurchase up to an additional 1,000,000 shares.

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

The Corporation's principal source of funds used to pay dividends to shareholders and service long-term debt is the dividends it receives from the subsidiary bank. Various federal statutory provisions, in addition to regulatory policies and directives, limit the amount of dividends that subsidiary banks can pay without prior regulatory approval. These restrictions have had no major impact on the Corporation's dividend policy or its ability to service long-term debt, nor is it anticipated that they would have any major impact in the foreseeable future. During 2001, approximately $22.1 million plus any 2001 net profits can be paid by the Corporation's banking subsidiary without prior regulatory approval.

The primary source of capital for the Corporation is retained earnings. The Corporation paid cash dividends of $0.20 per share for the first three months of 2001 and $0.18 per share for the first three months of 2000. Earnings per share for the same periods were $0.45 and $0.42, respectively. The Corporation retained 56% of earnings for the first three months of 2001.

Under guidelines issued by banking regulators, the Corporation and its subsidiary bank is required to maintain a minimum Tier 1 risk-based capital ratio of 4% and a minimum total risk-based ratio of 8%. Risk-based capital ratios weight the relative risk factors of all assets and consider the risk associated with off-balance sheet items. The Corporation must also maintain a minimum Tier 1 leverage ratio of 4%. The Corporation's Tier 1 leverage, Tier 1 risk-based, and total risk-based ratios were 6.66%, 8.59%, and 9.84%, respectively as of March 31, 2001.

As of March 31, 2001, management is not aware of any current recommendations by banking regulatory authorities which, if they were to be implemented, would have, or would be reasonably likely to have, a material adverse impact on the Corporation's liquidity, capital resources, or operations.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Corporation currently does not engage in any derivative or hedging activity. Refer to the Corporation's 2000 Form 10-K for analysis of the interest rate sensitivity.

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

COMMUNITY TRUST BANCORP, INC.

By:

Date: May 15, 2001	/s/ Jean R. Hale
Jean R. Hale
President and Chief Executive Officer

/s/ Kevin Stumbo
Kevin Stumbo
Chief Accounting Officer