Form 10-Q
period 2001-06-30
COMMUNITY TRUST BANCORP INC /KY/
filed 2001-08-14
CIK 350852

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2001

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

Common stock - 11,422,011 shares outstanding at July 31, 2001

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

Condensed Consolidated Balance Sheets
(in thousands except per share data)	June 30 2001	December 31 2000

Assets:
Cash and due from banks	$73,100	$72,725
Federal funds sold	193,760	96,990
Securities available-for-sale at fair value
(amortized cost of $231,720 and $236,252, respectively)	234,452	236,620
Securities held-to-maturity at amortized cost
(fair value of $42,844 and $47,053, respectively)	42,529	48,976
Loans	1,755,941	1,694,525
Allowance for loan losses	(24,499)	(25,886)
Net loans	1,731,442	1,668,639

Premises and equipment, net	49,512	49,029
Excess of cost over net assets acquired
(net of accumulated amortization of $16,888 and $15,096, respectively)	63,959	56,320
Other assets	31,275	32,676
Total Assets	$2,420,029	$2,261,975

Liabilities and Shareholders' Equity:
Deposits
Noninterest bearing	$274,977	$254,642
Interest bearing	1,808,941	1,689,274
Total deposits	2,083,918	1,943,916

Federal funds purchased and other short-term borrowings	69,915	58,951
Advances from Federal Home Loan Bank	11,453	13,326
Long-term debt	47,965	48,060
Other liabilities	21,288	15,818
Total Liabilities	2,234,539	2,080,071

Shareholders' Equity:
Preferred stock, 300,000 shares authorized and unissued
Common stock, $5 par value, shares authorized 25,000,000;
shares outstanding 2001 - 11,445,301; 2000 - 11,700,895	57,227	58,352
Capital surplus	51,547	54,892
Retained earnings	74,939	68,421
Accumulated other comprehensive income (loss), net of tax	1,777	239
Total Shareholders' Equity	185,490	181,904

Total Liabilities and Shareholders' Equity	$2,420,029	$2,261,975

Condensed Consolidated Statements of Income
	Three months ended		Six months ended
	June 30		June 30
(in thousands except per share data)	2001	2000	2001	2000

Interest Income:
Interest and fees on loans	$38,917	$38,429	$79,485	$75,413
Interest and dividends on securities
Taxable	3,379	3,782	6,876	7,862
Tax exempt	715	695	1,444	1,387
Other, including interest on fed funds sold	2,246	253	4,133	472
Total Interest Income	45,257	43,159	91,938	85,134

Interest Expense:
Interest on deposits	23,090	19,909	46,725	38,695
Interest on federal funds purchased and other short-term borrowings	942	630	1,922	1,290
Interest on advances from Federal Home Loan Bank	168	223	350	458
Interest on long-term debt	1,065	1,173	2,136	2,348
Total Interest Expense	25,265	21,935	51,133	42,791

Net interest income	19,992	21,224	40,805	42,343
Provision for loan and lease losses	1,842	1,700	3,917	4,150
Net interest income after provision for loan losses	18,150	19,524	36,888	38,193

Noninterest Income:
Service charges on deposit accounts	2,900	2,432	5,373	4,773
Gains on sales of loans, net	657	132	1,030	265
Trust income	683	568	1,283	1,132
Securities gains, net	637	0	637	0
Other	1,954	1,484	3,778	3,098
Total Noninterest Income	6,831	4,616	12,101	9,268

Noninterest Expense:
Salaries and employee benefits	7,801	7,391	15,634	15,145
Occupancy, net	1,325	1,315	2,713	2,678
Equipment	970	1,091	1,927	2,151
Data processing	1,042	921	1,988	1,842
Stationery, printing, and office supplies	368	204	747	613
Taxes other than payroll, property, and income	539	545	1,096	988
FDIC insurance	104	95	196	190
Other	4,100	3,948	8,279	7,752
Total Noninterest Expense	16,249	15,510	32,580	31,359

Income before income taxes	8,732	8,630	16,409	16,102
Income taxes	2,818	2,821	5,253	5,174
Net Income	5,914	5,809	11,156	10,928

Other comprehensive income, net of tax:
Unrealized holding gains (losses) arising during period	(514)	428	1,538	165
Comprehensive income	$5,400	$6,237	$12,694	$11,093

Basic earnings per share	$0.51	$0.48	$0.96	$0.90
Diluted earnings per share	$0.51	$0.48	$0.96	$0.90

Average shares outstanding	11,558	12,124	11,613	12,131

Condensed Consolidated Statements of Cash Flows
	Six months ended
	June 30
(in thousands except per share data)	2001	2000

Cash flows from operating activities:
Net income	$11,156	$10,928
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,791	3,598
Net change in net deferred tax asset	(2,420)	0
Provision for loan and other real estate losses	4,079	4,217
Securities gains, net	(637)	0
Gains on sale of mortgage loans held for sale	(657)	(265)
(Gains) or losses on sale of assets, net	(6)	201
Proceeds from sale of mortgage loans held for sale	48,037	11,704
Net amortization (accretion) of securities premiums	(128)	158
Net change in mortgage loans held for sale	(323)	340
Changes in:
Other liabilities	5,469	6,070
Other assets	512	667
Net cash provided by operating activities	68,873	25,914

Cash flows from investing activities:
Securities available-for-sale (AFS):
Proceeds from sales	20,800	68
Proceeds from prepayments and maturities	53,217	36,617
Purchase of AFS securities	(68,712)	(9,620)
Securities held-to-maturity (HTM):
Proceeds from prepayments and maturities	6,439	6,649
Purchase of HTM securities	0	(390)
Net change in loans	(115,536)	(73,387)
Purchase of premises, equipment, and other real estate	(2,654)	(731)
Proceeds from sale of premises and equipment	179	586
Proceeds from sale of other real estate	4,080	894
Cash provided from net liabilities acquired	(9,431)	0
Net cash (provided by) used in investing activities	(111,618)	27,610

Cash flows from financing activities:
Net change in deposits	140,002	(7,523)
Net change in federal funds purchased and other short-term borrowings	10,964	337
Advances from Federal Home Loan Bank	0	89
Payments on advances from Federal Home Loan Bank	(1,872)	(1,829)
Payments on long-term debt	(95)	(96)
Issuance of common stock	1,202	341
Repurchase of common stock	(5,674)	(3,580)
Dividends paid	(4,637)	(4,525)
Net cash provided by (used in) financing activities	139,890	(16,786)
Net increase (decrease) in cash and cash equivalents	97,145	(18,482)
Cash and cash equivalents at beginning of year	169,715	107,457
Cash and cash equivalents at end of period	$266,860	$88,975

Notes to Condensed Consolidated Financial Statements

Note 1 - Summary of Significant Accounting Policies

In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments (which consist of normal recurring accruals) necessary, to present fairly the consolidated financial position as of June 30, 2001, the results of operations for the three and six months ended June 30, 2001 and 2000 and the statements of cash flows for the six months ended June 30, 2001 and 2000. In accordance with accounting principles generally accepted in the United States of America for interim financial information, these statements do not include certain information and footnote disclosures required by accounting principles generally accepted in the United States of America for complete annual financial statements. Financial information as of December 31, 2000 has been derived from the audited Consolidated Financial Statements of Community Trust Bancorp, Inc. (the "Registrant" or "Corporation"). The results of operations for the three and six months ended June 30, 2001 and 2000 and statements of cash flows for the six months ended June 30, 2001 and 2000 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the Consolidated Financial Statements and footnotes thereto for the year ended December 31, 2000, included in the Registrant's Annual Report on Form 10-K.

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

In July 2001, the Financial Accounting Standards Board issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Statement 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.

The Corporation is required to adopt the provisions of Statement 141 immediately and Statement 142 effective January 1, 2002. Furthermore, any goodwill and any intangible assets determined to have an indefinite useful life that are acquired in a purchase business combination completed after June 30, 2001 will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-Statement 142 literature. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized prior to the adoption of Statement 142.

Once adopted, the Corporation expects to have unamortized goodwill in the amount of $57.1 million and amortization expense related to goodwill of approximately $3 million on an annualized basis will cease. The Corporation is evaluating the impact of the adoption of these standards and has not yet determined the effect of adoption on its financial position and results of operations, including whether any impairment charges will result.

Note 2 - Business Combinations

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

Note 3 - Securities

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

The amortized cost and fair value of securities available-for-sale as of June 30, 2001 are summarized as follows:

(in thousands)	Amortized Cost	Fair Value
U.S. Treasury and Government agencies	$34,908	$35,286
States and political subdivisions	34,576	35,356
Mortgage-backed pass through certificates	115,514	116,894
Collateralized mortgage obligations	12,396	12,540
Other debt securities	6,964	7,063
Total debt securities	204,358	207,139
Equity securities	27,362	27,313
Total Securities	$231,720	$234,452

The amortized cost and fair value of securities held-to-maturity as of June 30, 2001 are summarized as follows:

(in thousands)	Amortized Cost	Fair Value
U.S. Treasury and Government agencies	$11,499	$11,094
States and political subdivisions	24,348	25,045
Mortgage-backed pass through certificates	4,350	4,375
Collateralized mortgage obligations	2,332	2,330
Total Securities	$42,529	$42,844

The amortized cost and fair value of securities available-for-sale as of December 31, 2000 are summarized as follows:

(in thousands)	Amortized Cost	Fair Value
U.S. Treasury and Government agencies	$28,464	$28,918
States and political subdivisions	33,799	34,037
Mortgage-backed pass through certificates	117,085	116,829
Collateralized mortgage obligations	15,105	15,102
Other debt securities	35,351	35,327
Total debt securities	229,804	230,213
Equity securities	6,448	6,407
Total Securities	$236,252	$236,620

The amortized cost and fair value of securities held-to-maturity as of December 31, 2000 are summarized as follows:

(in thousands)	Amortized Cost	Fair Value
U.S. Treasury and Government agencies	$11,499	$9,168
States and political subdivisions	27,653	28,123
Mortgage-backed pass through certificates	6,545	6,505
Collateralized mortgage obligations	3,279	3,257
Total Securities	$48,976	$47,053

Note 4 - Loans

Major classifications of loans are summarized as follows:

(in thousands)	June 30 2001	December 31 2000
Commercial, secured by real estate	$494,501	$469,646
Commercial, other	310,951	303,141
Real estate - commercial construction	78,191	78,487
Real estate - residential construction	19,368	14,704
Real estate mortgage	443,637	435,110
Consumer	402,019	386,504
Equipment lease financing	7,274	6,933
Total loans	$1,755,941	$1,694,525

Note 5 - Borrowings

Short-term debt consists of the following:

(in thousands)	June 30 2001	December 31 2000
Parent Company:
Revolving line of credit, 6.125% interest due semiannually. The Corporation has a $14 million revolving line of credit; $8.5 million is currently available to meet any future cash needs, expires January 31, 2002.	$5,500	$5,500
Subsidiaries:
Federal funds purchased	19,740	13,833
Securities sold under agreements to repurchase	44,675	39,618
Total short-term debt	$69,915	$58,951

Generally, federal funds purchased and securities purchased under agreements to resale mature and reprice daily. The average rates paid for federal funds purchased and repurchase agreements as of June 30, 2001 were 3.95% and 3.89%, respectively.

Long-term debt consists of the following:

(in thousands)	June 30 2001	December 31 2000
Parent Company:
Ten Year Senior Notes, 8.25% interest, due January 1, 2003; interest payable semiannually; redeemable in whole or in part at the option of the Corporation	$12,230	$12,230
Subsidiaries:
Trust Preferred Securities, 9.0% interest, due March 31, 2027; irrevocably and unconditionally guaranteed by the Corporation and subordinate and junior in right of payment to all senior debt. There are no payments due on this debt until maturity on March 31, 2027.	34,500	34,500
Capital lease obligations, interest at lender's prime rate, payable in quarterly principal and interest installments of $53 thousand, adjusted for prime rate changes through September 2004, secured by real property. The Bank has a purchase option in September 2004 for $921 thousand or a renewal option for five years.	1,233	1,291
Other	2	39
Total long-term debt	$47,965	$48,060

Item 2. Management's Discussion and Analysis of Financial Condition

and Results of Operations

Overview

Community Trust Bancorp, Inc. (the "Corporation") is a multi-bank holding company headquartered in Pikeville, Kentucky. At June 30, 2001, the Corporation owned one commercial bank and one trust company. Through its subsidiaries, the Corporation has sixty-seven banking locations serving 272,000 households in Eastern and Central Kentucky and West Virginia. The Corporation had total assets of $2.4 billion and total shareholders' equity of $185 million as of June 30, 2001. The Corporation's common stock is listed on NASDAQ under the symbol CTBI. Market makers are Herzog, Heine, Geduld, Inc., New York, New York; J.J.B. Hilliard, W.L. Lyons, Inc., Louisville, Kentucky; Morgan, Keegan and Company, Inc., Memphis, Tennessee; Keefe, Bruyette & Woods, Inc., New York, New York; Sandler O'Neill & Partners, New York, New York; Sherwood Securities Corp., New York, New York; Spear, Leeds & Kellogg, New York, New York.

Dividends

Regular quarterly cash dividends were paid on (1) April 1, 2000 of 18 cents per share for shareholders of record on March 15, 2000, (2) July 1, 2000 of 19 cents per share for shareholders of record on June 15, 2000, (3) October 1, 2000 of 19 cents per share for shareholders of record on September 15, 2000, (4) January 1, 2001 of 19 cents per share for shareholders of record on December 15, 2000, (5) April 1, 2001 of 20 cents per share for shareholders of record on March 15, 2001, and (6) July 1, 2001 of 20 cents per share for shareholders of record on June 15, 2001.

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

Income Statement Review

The Corporation's net income for the three months ended June 30, 2001 was $5.9 million or $0.51 per share as compared to $5.8 million or $0.48 per share for the three months ended June 30, 2000. Net income for the six months ended June 30, 2001 was $11.2 million or $0.96 per share as compared to $10.9 million or $0.90 per share for the six months ended June 30, 2000. The Corporation had average shares outstanding of 11,613,000 and 12,131,000 for the six months ended June 30, 2001 and June 30, 2000, respectively. The following table sets forth on an annualized basis the return on average assets and return on average shareholders' equity for the three and six month periods ending June 30, 2001 and 2000:

	Three months ended		Six months ended
	June 30		June 30
	2001	2000	2001	2000
Return on average shareholders' equity	12.74%	13.20%	12.12%	12.52%
Return on average assets	0.97%	1.08%	0.94%	1.02%

The Corporation's net income for the second quarter of 2001 represents a 3 cents per share increase in earnings compared to the same period last year. The increase in earnings per share is primarily attributable to the reduction in common shares outstanding resulting from the Corporation's stock repurchase program.

Net Interest Income

Net interest income decreased $1.2 million or (5.8%) from $21.2 million for the second quarter of 2000 to $20.0 million for the second quarter of 2001. Interest income increased $2.1 million or 4.9% for the quarter ending June 30, 2001 as compared to the same period in 2000, while interest expense increased $3.3 million or 15.2%.

As was anticipated when the economy began to weaken during 2000 and interest rates began to decline in January 2001, CTBI's net interest margin continues to be negatively impacted by the repricing of assets quicker than liabilities. Although market interest rates have declined 275 basis points since January 1, 2001, our net interest margin has declined only 80 basis points from 4.45% on June 30, 2000 to 3.65% on June 30, 2001. Some of the pressure on our net interest margin has been offset by a 156 basis point increase in our average earning assets as a percentage of total assets which were 92.42% on June 30, 2001 compared to 90.86% at June 30, 2000. Current economic conditions are expected to continue to place pressure on our net interest margin in the near term due to continued repricing of assets and liabilities, our growth in deposits during a period of weak commercial loan demand, and the lack of alternative higher yielding investments for placing those funds other than loans.

The Corporation's assets grew 11.19% from June 30, 2000 to June 30, 2001 increasing from $2.176 billion to $2.420 billion. The loan portfolio grew 4.8% to $1.76 billion from the $1.68 billion of June 30, 2000. Total deposits grew 11.45% to $2.084 billion from the $1.870 billion of June 30, 2000. Almost all of the loan growth and approximately 50% of the deposit growth resulted from the Bank of Mt.Vernon, Inc. transaction that closed on January 26, 2001 with the remainder being internal growth. The impact of current economic conditions on the Corporation's balance sheet is evidenced by the small loan growth resulting from a significant softening in commercial loan demand and the migration of portfolio residential real estate loans to long term fixed rate secondary market loans, while internal growth in interest bearing deposits has been strong. Our net interest margin has been adversely impacted as current market conditions provide limited higher yielding investment opportunities other than loans.

The following table summarizes the annualized net interest spread and net interest margin for the three and six months ended June 30, 2001 and 2000.

	Three months ended		Six months ended
	June 30		June 30
	2001	2000	2001	2000
Yield on interest earning assets	8.14%	8.90%	8.44%	8.79%
Cost of interest bearing funds	5.16%	5.10%	5.32%	4.98%

Net interest spread	2.98%	3.80%	3.12%	3.81%

Net interest margin	3.65%	4.45%	3.80%	4.45%

Provision for Loan Losses

The analysis of the changes in the allowance for loan losses and selected ratios is set forth below:

	Six months ended
	June 30
(in thousands)	2001	2000

Allowance balance at January 1	$25,886	$25,102
Additions to allowance charged against operations	3,917	4,150
Recoveries credited to allowance	2,073	3,071
Losses charged against allowance	(7,377)	(6,617)
Allowance balance at June 30	$24,499	$25,706

Allowance for loan losses to period-end loans	1.40%	1.53%

Average loans, net of unearned income	$1,756,693	$1,641,606

Provision for loan losses to average loans, annualized	0.45%	0.51%

Loan charge-offs net of recoveries, to average loans, annualized	0.61%	0.43%

During the second quarter 2001, the Corporation took a $2.25 million charge to the specific reserve established for the large commercial credit referenced as previously disclosed. As a result, net charge-offs for the six months ending June 30, 2001 were $5.3 million, a 49.6% increase from the $3.5 million experienced during the first half of 2000. Our reserve for losses on loans and leases as a percentage of loans was 1.40% on June 30, 2001 compared to 1.53% on June 30, 2000. The decline in loan loss reserve as a percentage of average loans is primarily the result of the addition of $79 million in loans from the Mt. Vernon acquisition and the charge to the specific reserve mentioned above. Since the terms of the Mt. Vernon acquisition provided for due diligence and put back of substandard loans to the seller, no increase in the allowance was booked and charged to current provision expense impacting the reserve for losses on loans to total loans by 6 basis points.

Net charge-offs represent the amount of loans charged off less the amounts recovered on loans previously charged off. Net charge-offs as a percentage of average loans outstanding increased 18 basis points to 0.61% for the six months ended June 30, 2001 as compared to the same period in 2000. The Corporation's non-performing loans (90 days or more past due and non-accrual) were 1.41% and 1.52% of outstanding loans at June 30, 2001 and December 31, 2000, respectively.

Any loans classified as loss, doubtful, substandard or special mention that are not included in non-performing loans do not (i) represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity or capital resources or (ii) represent material credits about which management has knowledge of any information which would cause management to have serious doubts as to the ability of the borrowers to comply with the loan repayment terms. The Corporation does not believe there are currently any trends, events, or uncertainties that are reasonably likely to have a material effect on the volume of its non-performing loans, except the Bank currently has a $15 million loan secured by the stock of a bank which has an agreement for sale pending regulatory approval. The borrower has indicated the possible inability to pay interest on the loan at its maturity on August 31, 2001 creating an uncertain event regarding future non-performing loans. Based upon current information, the Corporation does not anticipate a material loss from this loan.

Noninterest Income

Noninterest income for the quarter ending June 30, 2001 of $6.8 million was a 48% increase from the $4.6 million earned during the same period in 2000. The increase in noninterest income is primarily the result of securities gains of $0.6 million, an increase in the gains on sale of residential real estate loans due to current refinancing activity of $0.5 million, and an increase in deposit account fees of $0.5 million. The increase in deposit related fees is primarily the result of the acquired Mt. Vernon deposits and a 25% increase in overdraft fees implemented in February of 2001.

Noninterest Expense

Noninterest expense was $16.2 million for the quarter ending June 30, 2001, a 4.8% increase from the $15.5 million for quarter ending June 30, 2000. The increase in noninterest expense is primarily attributable to the operating expenses associated with the addition of the five banking offices acquired from The Bank of Mount Vernon, Inc. on January 26, 2001. The additional expenses are also reflected in our efficiency ratio, which increased 203 basis points from 58.87% at June 30, 2000 to 60.90% for the current quarter. Management expects the efficiency ratio to continue to show improvement during the remainder of 2001 as the ratio decreased 50 basis points during the second quarter of 2001.

Cash Basis Income

	Three months ended
	June 30
		Amortization
(in thousands)	Reported Earnings	Goodwill	Core Deposit Intangible	"Cash" Earnings
Income before income tax expense	$8,732	$779	$145	$9,656
Income taxes	2,818	205	51	3,074
Net income	$5,914	$574	$94	$6,582

	Six months ended
	June 30
		Amortization
(in thousands)	Reported Earnings	Goodwill	Core Deposit Intangible	"Cash" Earnings
Income before income tax expense	$16,409	$1,502	$290	$18,201
Income taxes	5,253	390	102	5,745
Net income	$11,156	$1,112	$188	$12,456

These calculations were specifically formulated by the Corporation and may not be comparable to similarly titled measures reported by other companies.

Balance Sheet Review

Total asset size grew 7.0% to $2.42 billion at June 30, 2001 from $2.26 billion at December 31, 2000. The Corporation's largest liability, deposits, increased 7.2% from $1.94 billion as of December 31, 2000 to $2.08 billion as of June 30, 2001. Noninterest bearing deposits increased from $255 million at December 31, 2000 to $275 million at June 30, 2001. Interest bearing deposits increased from $1.69 billion at December 31, 2000 to $1.81 billion at June 30, 2001. Approximately 78% of the deposit growth resulted from the Bank of Mt.Vernon, Inc. transaction that closed on January 26, 2001 with the remainder being internal growth.

Loans

The loan portfolio grew at an annualized rate of 7.3% to $1.76 billion from the $1.69 billion at December 31, 2000. All of the loan growth resulted from the Bank of Mt.Vernon, Inc. transaction that closed on January 26, 2001. The impact of current economic conditions on the Corporation's balance sheet is evidenced by the small loan growth resulting from a significant softening in commercial loan demand and the migration of portfolio residential real estate loans to long term fixed rate secondary market loans. Our net interest margin has been adversely impacted as current market conditions provide limited higher yielding investment opportunities other than loans.

Foreclosed properties on June 30, 200l were $1.9 million, a decline of $2.7 million or 58.7% from the $4.6 million reported at December 31, 2000. The reduction from the December 31, 2000 total is primarily the result of the successful liquidation, as was anticipated, of one commercial property during June 2001 at no additional loss.

Loans on non-accrual or 90 days past due amounted to 1.41% of total loans outstanding as of June 30, 2001 and 1.52% of total loans outstanding as of December 31, 2000. The decline in non-accrual loans was primarily the result of a $2.25 million charge to the specific reserve established for the large commercial credit referenced in our last 10-Q filing. Specific reserves are established for all large loans where a loss may occur; therefore, no significant losses are anticipated except for those loans with specific reserve allocations.

The allowance for loan losses decreased from 1.53% of total loans outstanding as of December 31, 2000 to 1.40% as of June 30, 2001. The decline in loan loss reserve as a percentage of average loans is primarily the result of the addition of $79 million in loans from the Mt. Vernon acquisition and the charge to the specific reserve mentioned above. Since the terms of the Mt. Vernon acquisition provided for due diligence and put back of substandard loans to the seller, no increase in the allowance was booked and charged to current provision expense impacting the reserve for losses on loans to total loans by 6 basis points. The allowance for loan losses as a percentage of non-performing loans was 100.6% at December 31, 2000 and 99.3% at June 30, 2001.

The following table summarizes the Corporation's loans that are non-accrual or past due 90 days or more as of June 30, 2001 and December 31, 2000.

(in thousands)	Non-accrual loans	As a % of loan balances by category	Accruing loans past due 90 days or more	As a % of loan balances by category
June 30, 2001
Commercial loans secured by real estate	$6,219	1.09%	$1,037	0.18%
Commercial loans, other	6,487	2.04	546	0.17
Consumer loans secured by real estate	7,342	1.59	1,453	0.31
Consumer loans, other	356	0.09	1,233	0.31
Total	$20,404	1.16%	$4,269	0.24%

December 31, 2000
Commercial loans secured by real estate	$7,646	1.39%	$463	0.08%
Commercial loans, other	7,322	2.36	66	0.02
Consumer loans secured by real estate	7,589	1.69	1,550	0.34
Consumer loans, other	174	0.05	921	0.24
Total	$22,731	1.34%	$3,000	0.18%

Allowance for loan losses

Management analyzes the adequacy of its allowance for loan losses on a quarterly basis. The loan portfolio of each market region is analyzed by each major loan category, with a review of the following areas: (i) specific allocations based upon a review of selected loans for loss potential; (ii) an allocation which estimates reserves based upon the remaining pool of loans in each category derived from historical net charge-off data; and (iii) an unallocated portion of the allowance using delinquency trends and other relevant factors which provides for a margin of error in estimating the allocations described above and provides for risks inherent in the portfolio which may not be specifically addressed elsewhere.

Off-balance sheet risk is addressed by including letters of credit in the Corporation's allowance adequacy analysis and through a monthly review of all letters of credit outstanding. The Corporation's loan review and problem loan analysis includes evaluation of deteriorating letters of credit. Volume and trends in delinquencies are monitored monthly by management and the boards of directors of the Bank and the Corporation quarterly.

Securities

The Corporation uses its securities held-to-maturity for production of income and to manage cash flow needs through expected maturities. The Corporation uses its securities available-for-sale for income and balance sheet liquidity management. The book value of securities available-for-sale decreased from $237 million as of December 31, 2000 to $234 million as of June 30, 2001. Securities held-to-maturity declined from $49 million to $43 million during the same period. Total securities as a percentage of total assets were 12.6% as of December 31, 2000 and 11.4% as of June 30, 2001.

Liquidity and Capital Resources

The Corporation's liquidity objectives are to ensure that funds are available for the subsidiary bank to meet deposit withdrawals and credit demands without unduly penalizing profitability, and to ensure that funding is available for the Corporation to meet ongoing cash needs while maximizing profitability. The Corporation continues to identify ways to provide for liquidity on both a current and long-term basis. The subsidiary bank relies mainly on core deposits, certificates of deposits of $100,000 or more, repayment of principal and interest on loans and securities and federal funds sold and purchased to create long-term liquidity. The subsidiary bank also relies on the sale of securities under repurchase agreements, securities available-for-sale and Federal Home Loan Bank borrowings.

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

The Corporation owns $234 million of securities valued at market price that are designated as available-for-sale and available to meet liquidity needs on a continuing basis. The Corporation also relies on Federal Home Loan Bank advances for both liquidity and management of its asset/liability position. Federal Home Loan Bank advances decreased from $13.3 million as of December 31, 2000 to $11.5 million as of June 30, 2001.

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

During the second quarter of 2001, the Corporation continued its stock repurchase program, acquiring 184,947 shares of the Corporation's stock. The Corporation's stock repurchase program continues to be accretive to shareholder value. The Corporation began a program of stock repurchase in December 1998 with the authorization to acquire up to 500,000 shares. The Corporation issued a press release in July 2000 announcing its intention to repurchase up to an additional 1,000,000 shares.

In conjunction with maintaining a satisfactory level of liquidity, management monitors the degree of interest rate risk assumed on the balance sheet. The Corporation monitors its interest rate risk by use of the static gap model and dynamic gap model at the one-year interval. The static gap model monitors the difference in interest rate sensitive assets and interest rate sensitive liabilities as a percentage of total assets that mature within the specified time frame. The dynamic gap model goes further in that it assumes that interest rate sensitive assets and liabilities will be reinvested. The Corporation uses the Sendero system to monitor its interest rate risk. The Corporation desires an interest sensitivity gap of not more than fifteen percent of total assets at the one-year interval.

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

The primary source of capital for the Corporation is retained earnings. The Corporation paid cash dividends of $0.40 per share for the first six months of 2001 and $0.37 per share for the first six months of 2000. Earnings per share for the same periods were $0.96 and $0.90, respectively. The Corporation retained 58% of earnings for the first six months of 2001.

Under guidelines issued by banking regulators, the Corporation and its subsidiary bank are required to maintain a minimum Tier 1 risk-based capital ratio of 4% and a minimum total risk-based ratio of 8%. Risk-based capital ratios weight the relative risk factors of all assets and consider the risk associated with off-balance sheet items. The Corporation must also maintain a minimum Tier 1 leverage ratio of 4%. The Corporation's Tier 1 leverage, Tier 1 risk-based, and total risk-based ratios were 6.48%, 8.71%, and 9.96%, respectively as of June 30, 2001.

As of June 30, 2001, management is not aware of any current recommendations by banking regulatory authorities which, if they were to be implemented, would have, or would be reasonably likely to have, a material adverse impact on the Corporation's liquidity, capital resources, or operations.

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

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	None

Item 2.	Changes in Securities	None

Item 3.	Defaults Upon Senior Securities	None

Item 4.	Submission of Matters to a Vote of Security Holders

The Corporation's Annual Meeting of Shareholders was held on April 24, 2001. The following items were approved:

1) Election of the following members to the Corporation's Board of Directors for the ensuing year.

Nominee	In Favor	Withheld
Charles J. Baird	8,662,799	25,609
Burlin Coleman	8,676,991	11,417
Nick A. Cooley	8,681,797	6,611
William A. Graham, Jr.	8,680,512	7,896
Jean R. Hale	8,669,381	18,878
M. Lynn Parrish	8,685,063	3,196
Ernest M. Rogers	8,683,477	4,931

2) Ratification of Deloitte & Touche, LLP as the Corporation's independent certified public accountants for 2001.

The votes of the shareholders on this item were as follows:

In Favor	Withheld	Abstained
8,769,895	12,692	57,655

Item 5.	Other Information	None

Item 6.	Exhibits and Reports on Form 8-K	None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Corporation has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMUNITY TRUST BANCORP, INC.

By:

Date: August 14, 2001	/s/ Jean R. Hale
Jean R. Hale
Vice Chairman, President, and
Chief Executive Officer

/s/ Kevin Stumbo
Kevin Stumbo
Chief Accounting Officer