Form 10-Q
period 2001-09-30
COMMUNITY TRUST BANCORP INC /KY/
filed 2001-11-15
CIK 350852

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2001

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

Common stock - 11,420,891 shares outstanding at October 31, 2001

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

Condensed Consolidated Balance Sheets
(dollars in thousands)	September 30 2001	December 31 2000
	(unaudited)
Assets:
Cash and due from banks	$65,102	$72,725
Federal funds sold	113,323	96,990
Securities available-for-sale at fair value
(amortized cost of $356,942 and $236,252, respectively)	364,293	236,620
Securities held-to-maturity at amortized cost
(fair value of $39,456 and $47,053, respectively)	38,760	48,976

Loans	1,724,389	1,694,525
Allowance for loan losses	(24,059)	(25,886)
Net loans	1,700,330	1,668,639

Premises and equipment, net	48,425	49,029
Excess of cost over net assets acquired
(net of accumulated amortization of $17,840 and $15,096, respectively)	63,153	56,320
Other assets	29,019	32,676
Total Assets	$2,422,405	$2,261,975

Liabilities and Shareholders' Equity:
Deposits
Noninterest bearing	$276,055	$254,642
Interest bearing	1,793,530	1,689,274
Total deposits	2,069,585	1,943,916

Federal funds purchased and other short-term borrowings	78,641	58,951
Advances from Federal Home Loan Bank	10,496	13,326
Long-term debt	47,944	48,060
Other liabilities	24,940	15,818
Total Liabilities	2,231,606	2,080,071

Shareholders' Equity:
Preferred stock, 300,000 shares authorized and unissued
Common stock, $5 par value, shares authorized 25,000,000;
shares outstanding 2001 - 11,413,704; 2000 - 11,700,895	57,068	58,352
Capital surplus	51,026	54,892
Retained earnings	77,927	68,421
Accumulated other comprehensive income, net of tax	4,778	239
Total Shareholders' Equity	190,799	181,904

Total Liabilities and Shareholders' Equity	$2,422,405	$2,261,975

Condensed Consolidated Statements of Income

(unaudited)
	Three months ended		Nine months ended
	September 30		September 30
(in thousands except per share data)	2001	2000	2001	2000

Interest Income:
Interest and fees on loans	$37,243	$39,669	$116,728	$115,081
Interest and dividends on securities
Taxable	4,280	3,564	11,155	11,425
Tax exempt	709	768	2,154	2,155
Other, including interest on fed funds sold	1,304	653	5,437	1,126
Total Interest Income	43,536	44,654	135,474	129,787

Interest Expense:
Interest on deposits	21,253	21,588	67,977	60,283
Interest on federal funds purchased and other short-term borrowings	703	745	2,627	2,232
Interest on advances from Federal Home Loan Bank	155	209	505	667
Interest on long-term debt	1,062	1,070	3,198	3,221
Total Interest Expense	23,173	23,612	74,307	66,403

Net interest income	20,363	21,042	61,167	63,384
Provision for loan and lease losses	2,428	2,487	6,345	6,637
Net interest income after provision for loan losses	17,935	18,555	54,822	56,747

Noninterest Income:
Service charges on deposit accounts	2,738	2,448	8,112	7,222
Gains on sales of loans, net	645	181	1,675	446
Trust income	624	663	1,907	1,796
Securities gains, net	0	53	637	53
Other	1,505	1,467	5,283	4,564
Total Noninterest Income	5,512	4,812	17,614	14,081

Noninterest Expense:
Salaries and employee benefits	7,315	7,239	22,949	22,384
Occupancy, net	1,327	1,269	4,040	3,946
Equipment	883	835	2,810	2,986
Data processing	1,048	918	3,036	2,760
Stationery, printing, and office supplies	306	322	1,052	936
Taxes other than payroll, property, and income	538	539	1,634	1,528
FDIC insurance	96	95	291	285
Other	4,179	4,121	12,461	11,872
Total Noninterest Expense	15,692	15,338	48,273	46,697

Income before income taxes	7,755	8,029	24,163	24,131
Income taxes	2,482	2,365	7,734	7,539
Net Income	5,273	5,664	16,429	16,592

Other comprehensive income, net of tax:
Unrealized holding gains arising during period	3,001	1,127	4,539	1,292
Comprehensive income	$8,274	$6,791	$20,968	$17,884

Basic earnings per share	$0.46	$0.48	$1.42	$1.38
Diluted earnings per share	$0.46	$0.48	$1.42	$1.38

Average shares outstanding	11,420	11,778	11,548	12,023

Condensed Consolidated Statements of Cash Flows

(unaudited)
	Nine months ended
	September 30
(in thousands)	2001	2000

Cash flows from operating activities:
Net income	$16,429	$16,592
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,715	5,350
Net change in net deferred tax asset	(2,420)	0
Provision for loan and other real estate losses	6,596	6,769
Securities gains, net	(637)	(53)
Gains on sale of mortgage loans held for sale	(1,675)	(446)
Losses on sale of assets, net	14	220
Proceeds from sale of mortgage loans held for sale	77,376	18,875
Net amortization (accretion) of securities premiums	(226)	216
Net change in mortgage loans held for sale	(1,568)	(469)
Changes in:
Other liabilities	9,120	10,992
Other assets	980	(448)
Net cash provided by operating activities	109,704	57,598

Cash flows from investing activities:
Securities available-for-sale (AFS):
Proceeds from sales	20,800	10,500
Proceeds from prepayments and maturities	82,350	63,290
Purchase of AFS securities	(222,964)	(38,248)
Securities held-to-maturity (HTM):
Proceeds from prepayments and maturities	10,203	8,149
Purchase of HTM securities	0	(390)
Net change in loans	(114,687)	(97,310)
Purchase of premises, equipment, and other real estate	(2,929)	(1,111)
Proceeds from sale of premises and equipment	548	615
Proceeds from sale of other real estate	4,919	1,528
Cash provided from net liabilities acquired	(9,576)	0
Net cash (used in) investing activities	(231,336)	(52,977)

Cash flows from financing activities:
Net change in deposits	125,668	32,664
Net change in federal funds purchased and other short-term borrowings	19,690	284
Advances from Federal Home Loan Bank	0	89
Payments on advances from Federal Home Loan Bank	(2,829)	(2,763)
Payments on long-term debt	(115)	(114)
Issuance of common stock	1,387	512
Repurchase of common stock	(6,538)	(6,886)
Dividends paid	(6,921)	(6,758)
Net cash provided by financing activities	130,342	17,028
Net increase in cash and cash equivalents	8,710	21,649
Cash and cash equivalents at beginning of year	169,715	107,457
Cash and cash equivalents at end of period	$178,425	$129,106

Notes to Condensed Consolidated Financial Statements

Note 1 - Summary of Significant Accounting Policies

In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments (which consist of normal recurring accruals) necessary, to present fairly the consolidated financial position as of September 30, 2001, the results of operations for the three and nine months ended September 30, 2001 and 2000 and the statements of cash flows for the nine months ended September 30, 2001 and 2000. In accordance with accounting principles generally accepted in the United States of America for interim financial information, these statements do not include certain information and footnote disclosures required by accounting principles generally accepted in the United States of America for complete annual financial statements. Financial information as of December 31, 2000 has been derived from the audited Consolidated Financial Statements of Community Trust Bancorp, Inc. (the "Registrant" or "Corporation"). The results of operations for the three and nine months ended September 30, 2001 and 2000 and statements of cash flows for the nine months ended September 30, 2001 and 2000 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the Consolidated Financial Statements and footnotes thereto for the year ended December 31, 2000, included in the Registrant's Annual Report on Form 10-K.

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

In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. SFAS No. 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.

The Corporation is required to adopt the provisions of SFAS No. 141 immediately and SFAS No. 142 effective January 1, 2002. Furthermore, any goodwill and any intangible assets determined to have an indefinite useful life that are acquired in a purchase business combination completed after June 30, 2001 will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-SFAS No. 142 literature. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized prior to the adoption of SFAS No. 142.

Once adopted, the Corporation expects to have unamortized goodwill in the amount of $57.1 million. The Corporation is evaluating the impact of the adoption of these standards and has not yet determined the effect of adoption on its financial position and results of operations, including whether any impairment charges will result.

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

During the third quarter of 2001, the Company acquired 75.28% of the outstanding shares of Citizens National Bank and Trust of Hazard, Kentucky valued at $15,062,097 in lieu of a debt owed to the Company by a Citizens' shareholder. At that time, Citizens National was under contract to be sold to a third party and, accordingly, the financial results of Citizens National have not been consolidated with the Company at September 30, 2001 since control was deemed likely at that time to be temporary. That contract was subsequently rescinded allowing the Company to enter into a definitive agreement on October 16, 2001 to acquire the remaining 24.72% of Citizens National for $4,944,551. This acquisition is pending regulatory approval. Citizens National has total assets of $139,506,159 and equity capital of $16,563,072 as of September 30, 2001.

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

The amortized cost and fair value of securities available-for-sale as of September 30, 2001 are summarized as follows:

(in thousands)	Amortized Cost	Fair Value
U.S. Treasury and Government agencies	$44,888	$45,443
States and political subdivisions	34,814	36,260
Mortgage-backed pass through certificates	218,040	223,065
Collateralized mortgage obligations	11,144	11,401
Other debt securities	5,314	5,421
Total debt securities	314,200	321,590
Equity securities	42,742	42,703
Total Securities	$356,942	$364,293

The amortized cost and fair value of securities held-to-maturity as of September 30, 2001 are summarized as follows:

(in thousands)	Amortized Cost	Fair Value
U.S. Treasury and Government agencies	$11,499	$11,489
States and political subdivisions	23,189	23,866
Mortgage-backed pass through certificates	3,207	3,238
Collateralized mortgage obligations	865	863
Total Securities	$38,760	$39,456

The amortized cost and fair value of securities available-for-sale as of December 31, 2000 are summarized as follows:

(in thousands)	Amortized Cost	Fair Value
U.S. Treasury and Government agencies	$28,464	$28,918
States and political subdivisions	33,799	34,037
Mortgage-backed pass through certificates	117,085	116,829
Collateralized mortgage obligations	15,105	15,102
Other debt securities	35,351	35,327
Total debt securities	229,804	230,213
Equity securities	6,448	6,407
Total Securities	$236,252	$236,620

The amortized cost and fair value of securities held-to-maturity as of December 31, 2000 are summarized as follows:

(in thousands)	Amortized Cost	Fair Value
U.S. Treasury and Government agencies	$11,499	$9,168
States and political subdivisions	27,653	28,123
Mortgage-backed pass through certificates	6,545	6,505
Collateralized mortgage obligations	3,279	3,257
Total Securities	$48,976	$47,053

Note 4 - Loans

Major classifications of loans are summarized as follows:

(in thousands)	September 30 2001	December 31 2000
Commercial, secured by real estate	$497,383	$469,646
Commercial, other	288,090	303,141
Real estate - commercial construction	76,565	78,487
Real estate - residential construction	19,528	14,704
Real estate mortgage	435,469	435,110
Consumer	400,291	386,504
Equipment lease financing	7,063	6,933
Total loans	$1,724,389	$1,694,525

Note 5 - Borrowings

Short-term debt consists of the following:

(in thousands)	September 30 2001	December 31 2000
Parent Company:
Revolving line of credit, 4.1875% interest due semiannually. The Corporation has a $14 million revolving line of credit; $6 million is currently available to meet any future cash needs, expires January 31, 2002.	$8,000	$5,500
Subsidiaries:
Federal funds purchased	20,230	13,833
Securities sold under agreements to repurchase	50,411	39,618
Total short-term debt	$78,641	$58,951

Generally, federal funds purchased and securities sold under agreements to repurchase mature and reprice daily. The average rates paid for federal funds purchased and repurchase agreements on September 30, 2001 were 3.05% and 3.04%, respectively.

Long-term debt consists of the following:

(in thousands)	September 30 2001	December 31 2000
Parent Company:
Ten Year Senior Notes, 8.25% interest, due January 1, 2003; interest payable semiannually; redeemable in whole or in part at the option of the Corporation	$12,230	$12,230
Subsidiaries:
Trust Preferred Securities, 9.0% interest, due March 31, 2027; irrevocably and unconditionally guaranteed by the Corporation and subordinate and junior in right of payment to all senior debt. There are no payments due on this debt until maturity on March 31, 2027.	34,500	34,500

Capital lease obligations, interest at lender's prime rate, payable in quarterly principal and interest installments of $53 thousand, adjusted for prime rate changes through September 2004, secured by real property. The Bank has a purchase option in September 2004 for $921 thousand or a renewal option for five years.	1,212	1,291
Other	2	39
Total long-term debt	$47,944	$48,060

Item 2. Management's Discussion and Analysis of Financial Condition

and Results of Operations

Overview

Community Trust Bancorp, Inc. (the "Corporation") is a multi-bank holding company headquartered in Pikeville, Kentucky. At September 30, 2001, the Corporation owned one commercial bank and one trust company. Through its subsidiaries, the Corporation has sixty-seven banking locations serving 250,000 households in Eastern and Central Kentucky and West Virginia. The Corporation had total assets of $2.422 billion and total shareholders' equity of $190.8 million as of September 30, 2001. The Corporation's common stock is listed on NASDAQ under the symbol CTBI. Market makers are Herzog, Heine, Geduld, Inc., New York, New York; J.J.B. Hilliard, W.L. Lyons, Inc., Louisville, Kentucky; Morgan, Keegan and Company, Inc., Memphis, Tennessee; Keefe, Bruyette & Woods, Inc., New York, New York; Sandler O'Neill & Partners, New York, New York; Sherwood Securities Corp., New York, New York; Spear, Leeds & Kellogg, New York, New York; and Midwest Securities, Nashville, Tennessee.

Dividends

Regular quarterly cash dividends were paid on (1) July 1, 2000 of 19 cents per share for shareholders of record on June 15, 2000, (2) October 1, 2000 of 19 cents per share for shareholders of record on September 15, 2000, (3) January 1, 2001 of 19 cents per share for shareholders of record on December 15, 2000, (4) April 1, 2001 of 20 cents per share for shareholders of record on March 15, 2001, (5) July 1, 2001 of 20 cents per share for shareholders of record on June 15, 2001, and (6) October 1, 2001 of 20 cents per share for shareholders of record on September 15, 2001. A quarterly cash dividend of $0.21 per share was approved on October 23, 2001 to be paid January 1, 2002 to shareholders of record on December 15, 2001.

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

During the third quarter of 2001, the Company acquired 75.28% of the outstanding shares of Citizens National Bank and Trust of Hazard, Kentucky valued at $15,062,097 in lieu of a debt owed to the Company by a Citizens' shareholder. At that time, Citizens National was under contract to be sold to a third party. That contract was subsequently rescinded allowing the Company to enter into a definitive agreement on October 16, 2001 to acquire the remaining 24.72% of Citizens National for $4,944,551. This acquisition is pending regulatory approval. Citizens National has total assets of $139,506,159 and equity capital of $16,563,072 as of September 30, 2001. The addition of Hazard, Perry and surrounding counties is consistent with the Company's expansion plans to add banking locations within contiguous markets to gain in-market synergies and efficiencies of operation.

Income Statement Review

The Corporation's net income for the three months ended September 30, 2001 was $5.273 million or $0.46 per share as compared to $5.664 million or $0.48 per share for the three months ended September 30, 2000. Net income for the nine months ended September 30, 2001 was $16.429 million or $1.42 per share as compared to $16.592 million or $1.38 per share for the nine months ended September 30, 2000. The Corporation had average shares outstanding of 11,548,000 and 12,023,000 for the nine months ended September 30, 2001 and September 30, 2000, respectively. The following table sets forth on an annualized basis the return on average assets and return on average shareholders' equity for the three and nine month periods ending September 30, 2001 and 2000:

	Three months ended		Nine months ended
	September 30		September 30
	2001	2000	2001	2000
Return on average shareholders' equity	11.10%	12.75%	11.78%	12.60%
Return on average assets	0.86%	1.03%	0.91%	1.02%

The Corporation's net income for the third quarter of 2001 represents a 2 cents per share decrease in earnings compared to the same period last year. The decrease in earnings per share is primarily attributable to the impact on the net interest margin caused by rate declines, as discussed further below.

Net Interest Income

Net interest income decreased $679 thousand or 3.2% to $20.363 million for the third quarter of 2001 from $21.042 million for the third quarter of 2000. Interest income decreased $1.118 million or 2.5% for the quarter ending September 30, 2001 as compared to the same period in 2000, and interest expense decreased $439 thousand or 1.9%.

Although a decline in the Corporation's net interest margin was anticipated as the economy began to weaken during 2000 and interest rates began to decline in January 2001, the magnitude of the decrease in interest rates was not anticipated. CTBI's net interest margin continued to be negatively impacted by the repricing of assets quicker than liabilities through the first eight months of 2001. The Company was seeing some relief on its margin during September 200l when the national disaster of September 11, 2001 prompted an additional lowering of interest rates by the Federal Open Market Committee. The 400 basis point decline in market interest rates has resulted in a 58 basis point decline in our net interest margin from 4.27% for the three months ended September 30, 2000 to 3.69% for the three months ended September 30, 2001. Some of the pressure on our net interest margin has been offset by a 78 basis point increase in our average earning assets as a percentage of total assets which were 92.39% for the three months ended September 30, 2001 compared to 91.61% for the three months ended September 30, 2000. During this period of rate reductions, more of the Company's assets have repriced than liabilities. Management believes the next four to six months present an opportunity for an improved net interest margin.

The following table summarizes the annualized net interest spread and net interest margin for the three and nine months ended September 30, 2001 and 2000.

	Three months ended		Nine months ended
	September 30		September 30
	2001	2000	2001	2000
Yield on interest earning assets	7.79%	8.93%	8.22%	8.84%
Cost of interest bearing funds	4.74%	5.36%	5.13%	5.11%

Net interest spread	3.05%	3.57%	3.09%	3.73%

Net interest margin	3.69%	4.27%	3.76%	4.37%

Provision for Loan Losses

The analysis of the changes in the allowance for loan losses and selected ratios is set forth below:

	Nine months ended
	September 30
(in thousands)	2001	2000

Allowance balance at January 1	$25,886	$25,102
Additions to allowance charged against operations	6,345	6,637
Recoveries credited to allowance	3,010	4,136
Losses charged against allowance	(11,182)	(10,116)
Allowance balance at September 30	$24,059	$25,759

Allowance for loan losses to period-end loans	1.40%	1.53%

Average loans, net of unearned income	$1,751,856	$1,655,434

Provision for loan losses to average loans, annualized	0.48%	0.54%

Loan charge-offs net of recoveries, to average loans, annualized	0.62%	0.48%

Net charge-offs for the nine months ending September 30, 2001 were $8.2 million, a 37% increase from the $6.0 million experienced during the first nine months of 2000. As was discussed in our June 30, 2001 earnings release, $2.25 million of the increase in net charge-offs is the result of the Bank's recognition of the loss on one large commercial credit for which a specific reserve had been established. Normalized for this charge-off, the Company would have experienced a net decrease in charge-offs. Our reserve for losses on loans and leases as a percentage of total loans was 1.40% on September 30, 2001 compared to 1.53% on September 30, 2000. The decline in loan loss reserve as a percentage of total loans is primarily the result of the addition of $79 million in loans from the Mt. Vernon acquisition and the charge to the specific reserve mentioned above. Since the terms of the Mt. Vernon acquisition provided for due diligence and put of substandard loans back to the seller, no increase in the allowance was booked and charged to current provision expense impacting the change in the reserve for loan losses to total loans by 6 basis points.

Noninterest Income

Non-interest income for the quarter ending September 30, 2001 of $5.5 million was a 15% increase from the $4.8 million earned during the same period in 2000. The increase in non-interest income is primarily the result of an increase in gains on sale of residential real estate loans due to current refinancing activity of $460 thousand and an increase in deposit account fees of $290 thousand.

Noninterest Expense

Non-interest expense was $15.7 million for the quarter ending September 30, 2001, a 2.3% increase from the $15.3 million for quarter ending September 30, 2000. The increase in non-interest expense is primarily attributable to the operating expenses associated with the addition of the five banking offices acquired from The Bank of Mount Vernon, Inc. on January 26, 2001. The additional expenses are also reflected in our efficiency ratio, which increased 132 basis points from 58.21% for the quarter ended September 30, 2000 to 59.53% for the current quarter. Management expects the efficiency ratio to show continuing improvement during the remainder of 2001 as the ratio decreased 137 basis points during the third quarter of 2001 compared to the second quarter of 2001.

Cash Basis Income

	Three months ended
	September 30, 2001
		Amortization
(in thousands)	Reported Earnings	Goodwill	Core Deposit Intangible	"Cash" Earnings
Income before income tax expense	$7,755	$806	$145	$8,706
Income taxes	2,482	215	51	2,748
Net income	$5,273	$591	$94	$5,958

Cash Basis Income

	Nine months ended
	September 30, 2001
		Amortization
(in thousands)	Reported Earnings	Goodwill	Core Deposit Intangible	"Cash" Earnings
Income before income tax expense	$24,163	$2,308	$435	$26,906
Income taxes	7,734	605	152	8,491
Net income	$16,429	$1,703	$283	$18,415

These calculations were specifically formulated by the Corporation and may not be comparable to similarly titled measures reported by other companies.

Balance Sheet Review

The Corporation's assets grew 7.1% from December 31, 2000 to September 30, 2001 increasing from $2.262 billion to $2.422 billion. The Corporation's largest liability, deposits, grew 6.5% to $2.07 billion from the $1.94 billion of December 31, 2000. Noninterest bearing deposits increased from $255 million at December 31, 2000 to $276 at September 30, 2001. Interest bearing deposits increased from $1.689 billion at December 31, 2000 to $1.794 billion at September 30, 2001. Approximately 68% of the deposit growth resulted from the Bank of Mt.Vernon, Inc. transaction that closed on January 26, 2001 with the remainder being internal growth.

Loans

The loan portfolio grew at an annualized rate of 2.36% to $1.72 billion from the $1.69 billion of December 31, 2000. All of the loan growth resulted from the Bank of Mt. Vernon, Inc. transaction that closed on January 26, 2001. The impact of current economic conditions on the Company's balance sheet is evidenced by the small loan growth resulting from a significant softening in commercial loan demand and the migration of portfolio residential real estate loans to long term fixed rate secondary market loans, while internal growth in interest bearing deposits has been strong. Our net interest margin has been adversely impacted as current market conditions provide limited higher yielding investment opportunities other than loans.

Foreclosed properties on September 30, 200l were $2.0 million, a decline of $2.6 million from the $4.6 million reported at December 31, 2000. The reduction from the December 31, 2000 total is primarily the result of the successful liquidation, as was anticipated, of one commercial property during June 2001 at no additional loss.

Loans on non-accrual or 90 days past due amounted to 1.68% of total loans outstanding as of September 30, 2001 and 1.52% of total loans outstanding as of December 31, 2000. Not included in the non-performing loan ratios at September 30, 2001 are two additional commercial relationships aggregating $5.6 million of which $3.4 million has been placed on non-accrual. These borrowers filed bankruptcy and are in the early stages of liquidation and workout. These two commercial relationships are not linked to any one industry but are due to the cash flow problems of the particular borrowers. Specific reserves are established for all large loans where a loss may occur; therefore, no significant losses are anticipated except for those loans with specific reserve allocations.

The allowance for loan losses decreased from 1.53% of total loans outstanding as of December 31, 2000 to 1.40% as of September 30, 2001. The decline in loan loss reserve as a percentage of average loans is primarily the result of the addition of $79 million in loans from the Mt. Vernon acquisition and the charge to the specific reserve mentioned above. Since the terms of the Mt. Vernon acquisition provided for due diligence and put back of substandard loans to the seller, no increase in the allowance was booked and charged to current provision expense impacting the change in the reserve for loan losses to total loans by 6 basis points. The allowance for loan losses as a percentage of non-performing loans was 99.3% at December 31, 2000 and 81.9% at September 30, 2001.

The following table summarizes the Corporation's loans that are non-accrual or past due 90 days or more as of September 30, 2001 and December 31, 2000.

(in thousands)	Non-accrual loans	As a % of loan balances by category	Accruing loans past due 90 days or more	As a % of loan balances by category
September 30, 2001
Commercial loans secured by real estate	$7,767	1.35%	$1,413	0.25%
Commercial loans, other	7,030	2.38	1,111	0.38
Mortgage loans secured by real estate	7,526	1.65	2,505	0.55
Consumer loans, other	401	0.10	1,140	0.28
Total	$22,724	1.32%	$6,169	0.36%

December 31, 2000
Commercial loans secured by real estate	$7,646	1.39%	$463	0.08%
Commercial loans, other	7,322	2.36	66	0.02
Mortgage loans secured by real estate	7,589	1.69	1,550	0.34
Consumer loans, other	174	0.05	921	0.24
Total	$22,731	1.34%	$3,000	0.18%

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

Securities

The Corporation uses its securities held-to-maturity for production of income and to manage cash flow needs through expected maturities. The Corporation uses its securities available-for-sale for income and balance sheet liquidity management. The book value of securities available-for-sale increased from $237 million as of December 31, 2000 to $364 million as of September 30, 2001. Securities held-to-maturity declined from $49 million to $39 million during the same period. Total securities as a percentage of total assets were 12.6% as of December 31, 2000 and 16.6% as of September 30, 2001.

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

The Corporation owns $364 million of securities valued at market price that are designated as available-for-sale and available to meet liquidity needs on a continuing basis. The Corporation also relies on Federal Home Loan Bank advances for both liquidity and management of its asset/liability position. Federal Home Loan Bank advances decreased from $13.3 million as of December 31, 2000 to $10.5 million as of September 30, 2001.

The Corporation generally relies upon net inflows of cash from financing activities, supplemented by net inflows of cash from operating activities, to provide cash for its investing activities. As is typical of many financial institutions, significant financing activities include deposit gathering, use of short-term borrowing facilities such as federal funds purchased and securities sold under repurchase agreements, and issuance of long-term debt. The Corporation currently has a $14 million revolving line of credit; $6 million is currently available to meet any future cash needs. The Corporation's primary investing activities include purchases of securities and loan originations.

During the third quarter of 2001, the Corporation continued its stock repurchase program, acquiring 39,367 shares of the Corporation's stock. The Corporation's stock repurchase program continues to be accretive to shareholder value. The Corporation began a program of stock repurchase in December 1998 with the authorization to acquire up to 500,000 shares. The Corporation issued a press release in July 2000 announcing its intention to repurchase up to an additional 1,000,000 shares.

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

The Corporation's principal source of funds used to pay dividends to shareholders and service long-term debt is the dividends it receives from the subsidiary bank. Various federal statutory provisions, in addition to regulatory policies and directives, limit the amount of dividends that subsidiary banks can pay without prior regulatory approval. These restrictions have had no major impact on the Corporation's dividend policy or its ability to service long-term debt, nor is it anticipated that they would have any major impact in the foreseeable future. During the fourth quarter of 2001, approximately $20.3 million plus any fourth quarter 2001 net profits can be paid by the Corporation's banking subsidiary without prior regulatory approval.

The primary source of capital for the Corporation is retained earnings. The Corporation paid cash dividends of $0.60 per share for the first nine months of 2001 and $0.56 per share for the first nine months of 2000. Earnings per share for the same periods were $1.42 and $1.38, respectively. The Corporation retained 58% of earnings for the first nine months of 2001.

Under guidelines issued by banking regulators, the Corporation and its subsidiary bank are required to maintain a minimum Tier 1 risk-based capital ratio of 4% and a minimum total risk-based ratio of 8%. Risk-based capital ratios weight the relative risk factors of all assets and consider the risk associated with off-balance sheet items. The Corporation must also maintain a minimum Tier 1 leverage ratio of 4%. The Corporation's Tier 1 leverage, Tier 1 risk-based, and total risk-based ratios were 6.66%, 9.06%, and 10.30%, respectively as of September 30, 2001.

As of September 30, 2001, management is not aware of any current recommendations by banking regulatory authorities which, if they were to be implemented, would have, or would be reasonably likely to have, a material adverse impact on the Corporation's liquidity, capital resources, or operations.

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

COMMUNITY TRUST BANCORP, INC.

By:

Date: November 14, 2001	/s/ Jean R. Hale
Jean R. Hale
Vice Chairman, President, and
Chief Executive Officer

/s/ Kevin Stumbo
Kevin Stumbo
Chief Accounting Officer