Form 10-K
period 2001-12-31
COMMUNITY TRUST BANCORP INC /KY/
filed 2002-03-29
CIK 350852

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
For the fiscal year ended December 31, 2001
Or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
For the transition period from to

Commission file number 0-11129

COMMUNITY TRUST BANCORP, INC.

(Exact name of registrant as specified in its charter)

Kentucky	61-0979818
(State or other jurisdiction of incorporation or organization)	IRS Employer Identification No.

346 North Mayo Trail Pikeville, Kentucky (address of principal executive offices)	41501 (Zip Code)

(606) 432-1414

(Registrant’s telephone number)

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

Yes ☒	No ☐

                Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Yes ☐	No ☒

                The aggregate market value of voting stock held by non-affiliates of the registrant as of February 28, 2002 was $270,484,719.  The number of shares outstanding of the Registrant’s Common Stock as of February 28, 2002 was 11,436,986.  For the purpose of the foregoing calculation only, all directors and executive officers of the Registrant have been deemed affiliates.

DOCUMENTS INCORPORATED BY REFERENCE

                Portions of the following documents are incorporated by reference into the Form 10-K part indicated:

Document	Form 10-K
(1) Proxy statement for the annual meeting of shareholders to be held April 23, 2002	Part III

i

PART I

Item 1.  Business

                Community Trust Bancorp, Inc. (the “Corporation”) is a bank holding company registered with the Board of Governors of the Federal Reserve System pursuant to section 5 (a) of the Bank Holding Company Act of 1956, as amended.  The Corporation was incorporated August 12, 1980, under the laws of the Commonwealth of Kentucky for the purpose of becoming a bank holding company.  At December 31, 2001, the Corporation owned all the capital stock of two commercial banks and one trust company, serving small and mid-sized communities in eastern, central, south central Kentucky, and southern West Virginia.  The commercial banks are Community Trust Bank, National Association, Pikeville, Kentucky (the “Bank”) and Citizens National Bank & Trust, Hazard, Kentucky (“Citizens National”).  The trust company, Trust Company of Kentucky, National Association, Lexington, Kentucky, purchased the trust assets and assumed the operations of the Corporation’s subsidiary banks and has additional offices in Pikeville, Ashland, Middlesboro, and Versailles, Kentucky.  The trust subsidiary commenced business operations on January 1, 1994.  At December 31, 2001, the Corporation had total consolidated assets of $2.5 billion and total consolidated deposits of $2.2 billion, making it the largest bank holding company headquartered in the Commonwealth of Kentucky.

                On January 26, 2001, Community Trust Bank, National Association, the Corporation’s lead bank, acquired the deposits, loans, and fixed assets of The Bank of Mt.Vernon, Inc.  The offices acquired from The Bank of Mt. Vernon, Inc. are located in Mt. Vernon, Somerset, Richmond, and Berea, Kentucky.  The offices acquired had deposits totaling $109.3 million and loans totaling $79 million.  The purchase price paid by Community Trust Bank, N.A. for the offices was a 9.5% premium on the non-brokered deposits as of the closing date plus approximately $1.6 million for fixed assets, $12.6 million for investment securities, and $1.0 million for the cash held at the acquired branches of The Bank of Mt. Vernon.

                During the third quarter 2001, the Corporation acquired 75.28% of the outstanding shares of Citizens National Bank and Trust of Hazard, Kentucky independently valued at that time at $15.1 million in lieu of a debt owed to the Corporation by a Citizens’ shareholder.  On January 3, 2002, the Corporation acquired the remaining 24.72% of Citizens National for $4.9 million.  Citizens National had total assets of $138.5 million and equity capital of $19.4 million as of December 31, 2001.  On March 15, 2002, Citizens National was merged into the Corporation’s lead bank, Community Trust Bank, National Association.

                Through its subsidiaries, the Corporation engages in a wide range of commercial and personal banking activities, which include accepting time and demand deposits; making secured and unsecured loans to corporations, individuals and others; providing cash management services to corporate and individual customers; issuing letters of credit; renting safe deposit boxes, and providing funds transfer services.  The lending activities of the Corporation’s banking subsidiaries include making commercial, construction, mortgage and personal loans.  Also available are lease financing, lines of credit, revolving credits, term loans and other specialized loans including asset-based financing.  Various corporate subsidiaries act as trustees of personal trusts, as executors of estates, as trustees for employee benefit trusts, as registrars, transfer agents, and paying agents for bond and stock issues, and as depositories for securities.

COMPETITION

                The Corporation’s subsidiaries face substantial competition for deposit, credit, and trust relationships, as well as other sources of funding in the communities they serve.  Competing providers include other national and state banks, thrifts and trust companies, insurance companies, mortgage banking operations, credit unions, finance companies, money market funds, and other financial and non-financial companies which may offer products functionally equivalent to those offered by the Corporation’s subsidiaries.  Many of these providers offer services within and outside the market areas served by the Corporation’s subsidiaries.  The Corporation’s subsidiaries strive to offer competitively priced products along with quality customer service to build customer relationships in the communities they serve.

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

                The Gramm-Leach-Bliley Act of 1999 (the “Gramm Act”) has expanded the permissible activities of a bank holding company.  The Gramm Act allows qualifying bank holding companies to elect to be treated as financial holding companies.  A financial holding company may engage in activities that are financial in nature or are incidental or complementary to financial activities.  The Gramm Act also eliminated restrictions imposed by the Glass-Steagall Financial Services Law, adopted in the 1930s, which prevented banking, insurance, and securities firms from fully entering each other’s business.  This legislation has resulted in further consolidation in the financial services industry.  In addition, removal of these restrictions has increased the number of entities providing banking services and thereby created additional competition.

                In the 2000 session, the Kentucky legislature enacted legislation that permits statewide bank branching.  Statewide branching has increased geographic expansion and growth opportunities for banks.

                No material portion of the business of the Corporation is seasonal.  The business of the Corporation is not dependent upon any one customer or a few customers, and the loss of any one or a few customers would not have a material adverse effect on the Corporation.  However, a certain portion of the Corporation’s debtors are economically dependent on the coal industry (see note 17 to the consolidated financial statements).

                The Corporation engages in no operations in foreign countries.

EMPLOYEES

                As of December 31, 2001, the Corporation and its subsidiaries had 883 full-time equivalent employees.  Employees are provided with a variety of employee benefits.  A retirement plan, employee stock ownership plan, group life, hospitalization, major medical insurance, and annual management and employee incentive compensation plans are available to eligible personnel.

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

                The Bank and Citizens National are national bank subsidiaries subject to federal banking law and to regulation and periodic examination by the Comptroller of the Currency under the National Bank Act and to the restrictions, including dividend restrictions, thereunder.  Both are also members of the Federal Reserve System and are subject to certain restrictions imposed by and to examination and supervision under, the Federal Reserve Act.  The trust company subsidiary, Trust Company of Kentucky, N.A., is regulated by the Office of the Comptroller of the Currency and the Federal Reserve Board.

                Deposits of the Corporation’s subsidiary banks are insured by the Federal Deposit Insurance Corporation, which subjects banks to regulation and examination under the provisions of the Federal Deposit Insurance Act.

                The operations of the Corporation and its subsidiaries also are affected by other banking legislation and policies and practices of various regulatory authorities.  Such legislation and policies include statutory maximum rates on some loans, reserve requirements, domestic monetary and fiscal policy, and limitations on the kinds of services that may be offered.

CAUTIONARY STATEMENT

                Certain of the statements contained herein that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. The Corporation’s actual results may differ materially from those included in the forward-looking statements. Forward-looking statements are typically identified by words or phrases such as “believe,” “expect,” “anticipate,” “intend,” “estimate,” “may increase,” “may fluctuate,” and similar expressions or future or conditional verbs such as “will,” “should,” “would,” and “could.” These forward-looking statements involve risks and uncertainties including, but not limited to, economic conditions, portfolio growth, the credit performance of the portfolios, including bankruptcies, and seasonal factors; changes in general economic conditions including the performance of financial markets, the performance of coal and coal related industries, prevailing inflation and interest rates, realized gains from sales of investments, gains from asset sales, and losses on commercial lending activities; results of various investment activities; the effects of competitors’ pricing policies, of changes in laws and regulations on competition and of demographic changes on target market populations’ savings and financial planning needs; industry changes in information technology systems on which we are highly dependent; failure of acquisitions to produce revenue enhancements or cost savings at levels or within the time frames originally anticipated or unforeseen integration difficulties; the adoption by the Corporation of an FFIEC policy that provides guidance on the reporting of delinquent consumer loans and the timing of associated credit charge-offs for financial institution subsidiaries; and the resolution of legal  proceedings and related matters.  In addition, the banking industry in general is subject to various monetary and fiscal policies and regulations, which include those determined by the Federal Reserve Board, the Office of the Comptroller of the Currency, the Federal Deposit Insurance Corporation, and state regulators, whose policies and regulations could affect the Corporation’s results.  These statements are representative only on the date hereof, and the Corporation undertakes no obligation to update any forward-looking statements made.

SELECTED STATISTICAL INFORMATION

                The following tables set forth certain statistical information relating to the Corporation and its subsidiaries on a consolidated basis and should be read together with the consolidated financial statements of the Corporation.

Consolidated Average Balance Sheets and Taxable Equivalent Income/Expense and Yields/Rates

	2001			2000			1999
	Average Balances	Interest	Average Rate	Average Balances	Interest	Average Rate	Average Balances	Interest	Average Rate
	(in thousands)
Earning assets:
Loans, net of unearned income (1)(2)(3)	$1,749,892	$151,444	8.65%	$1,666,062	$155,980	9.36%	$1,557,703	$140,412	9.01%
Securities:
U.S. Treasury and agencies	236,493	13,642	5.77%	175,838	10,724	6.10%	226,543	13,371	5.90%
Tax exempt state and political subdivisions (3)	60,651	4,434	7.32%	60,221	4,502	7.48%	61,144	4,541	7.43%
Other securities	51,320	3,100	6.04%	65,333	4,235	6.48%	70,996	4,549	6.41%
Federal funds sold	157,858	6,186	3.92%	37,000	2,404	6.50%	60,134	2,890	4.81%
Interest bearing deposits	217	11	5.07%	232	13	5.60%	159	7	4.40%
Total earning assets	2,256,341	178,817	7.93%	2,004,686	177,858	8.87%	1,976,679	165,770	8.39%
Less: Allowance for loan losses	(25,782)			(26,162)			(25,994)
	2,230,559			1,978,524			1,950,685
Nonearning assets:
Cash and due from banks	65,777			73,847			82,419
Premises and equipment, net	49,703			50,269			53,349
Other assets	98,656			92,740			96,268
Total assets	$2,444,695			$2,195,380			$2,182,721

Interest bearing liabilities:
Deposits:
Savings and demand deposits	$549,072	$13,343	2.43%	$510,285	$18,095	3.55%	$555,105	$16,216	2.92%
Time deposits	1,267,476	72,266	5.70%	1,124,270	65,154	5.80%	1,070,886	55,745	5.21%
Federal funds purchased and securities sold under repurchase agreements	74,743	2,845	3.81%	48,343	2,699	5.58%	41,319	1,902	4.60%
Other short-term borrowings	6,349	346	5.45%	5,500	411	7.47%	5,500	405	7.36%
Advances from Federal Home Loan Bank	11,279	645	5.72%	15,006	863	5.75%	20,721	1,182	5.70%
Trust preferred securities	34,500	3,105	9.00%	34,500	3,105	9.00%	34,500	3,105	9.00%
Long-term debt	13,491	4,272	8.90%	13,615	4,293	8.92%	13,750	4,290	8.89%
Total interest bearing liabilities	1,956,910	93,717	4.79%	1,751,519	91,515	5.22%	1,741,781	79,740	4.58%

Noninterest bearing liabilities:
Demand deposits	277,748			251,643			256,374
Other liabilities	22,138			15,307			15,099
Total liabilities	2,256,796			2,018,469			2,013,254

Shareholders’ equity	187,899			176,911			169,467
Total liabilities and shareholders’ equity	$2,444,695			$2,195,380			$2,182,721

Net interest income		$85,100			$86,343			$86,030
Net interest spread			3.14%			3.65%			3.81%
Benefit of interest free funding			0.63%			0.68%			0.56%
Net interest margin			3.77%			4.33%			4.37%

(1) Interest includes fees on loans of $3,313, $2,807, and $3,051 in 2001, 2000, and 1999, respectively.

(2) Loan balances include principal balances on nonaccrual loans.

(3) Tax exempt income on securities and loans is reported on a fully taxable equivalent basis using a 35% rate.

Net Interest Differential

                The following table illustrates the approximate effect of volume and rate changes on net interest differentials between 2001 and 2000 and also between 2000 and 1999.

	Total Change	Change Due to		Total Change	Change Due to
	2001/2000	Volume	Rate	2000/1999	Volume	Rate
Interest income
Loans	$(4,536)	$7,611	$(12,147)	$15,568	$10,011	$5,557
U.S. Treasury and federal agencies	2,918	3,525	(607)	(2,647)	(3,081)	434
Tax exempt state and political subdivisions	(68)	24	(92)	(39)	(70)	31
Other securities	(1,135)	(862)	(273)	(314)	(368)	54
Federal funds sold	3,782	5,074	(1,292)	(486)	(1,316)	830
Interest bearing deposits	(2)	(1)	(1)	6	4	2
Total interest income	959	15,371	(14,412)	12,088	5,180	6,908

Interest expense
Savings and demand deposits	(4,752)	1,291	(6,043)	1,879	(1,386)	3,265
Time deposits	7,112	8,180	(1,068)	9,409	2,875	6,534
Federal funds purchased and securities sold under repurchase agreements	146	1,178	(1,032)	797	354	443
Other short-term borrowings	(65)	57	(122)	6	0	6
Advances from Federal Home Loan Bank	(218)	(213)	(5)	(319)	(329)	10
Trust preferred securities	0	0	0	0	0	0
Long-term debt	(21)	(13)	(8)	3	(12)	15
Total interest expense	2,202	10,480	(8,278)	11,775	1,502	10,273

Net interest income	$(1,243)	$4,891	$(6,134)	$313	$3,678	$(3,365)

                For purposes of the above table, changes which are due to both rate and volume are allocated based on a percentage basis, using the absolute values of rate and volume variance as a basis for percentages.  Income is stated at a fully taxable equivalent basis, assuming a 35% tax rate.

Investment Portfolio

                The maturity distribution and weighted average interest rates of securities at December 31, 2001 are as follows:

	Estimated Maturity at December 31, 2001
											Amortized
	Within 1 Year		1-5 Years		5-10 Years		After 10 Years		Total Fair Value		Cost
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount
	(in thousands)
Available-for-sale
U.S. Treasury	$3,036	6.10%	$6,894	6.02%	$20,301	3.06%	$0	0.00%	$30,231	4.04%	$30,620
U.S. government agencies and corporations	36,632	3.89%	73,555	6.23%	132,859	6.12%	10,575	5.65%	253,621	5.81%	250,506
State and municipal obligations	0	0.00%	3,389	6.64%	26,735	6.76%	11,140	5.04%	41,265	6.29%	40,812
Other securities	9,553	6.40%	4,513	6.65%	0	0.00%	28,052	5.20%	42,117	5.32%	42,280
Total	$49,220	4.52%	$88,351	6.25%	$179,895	5.87%	$49,766	5.26%	$367,233	5.66%	$364,218

	Estimated Maturity at December 31, 2001
	Within 1 Year		1-5 Years		5-10 Years		After 10 Years		Total Amortized Cost		Fair Value
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount
	(in thousands)
Held-to-maturity
U.S. Treasury	$0	0.00%	$0	0.00%	$0	0.00%	$0	0.00%	$0	0.00%	$0
U.S. government agencies and corporations	2,086	5.94%	23,500	5.84%	11,000	6.09%	23,000	6.34%	59,585	6.08%	60,747
State and municipal obligations	5,528	7.19%	12,201	7.39%	5,165	7.53%	845	8.89%	23,739	7.43%	24,341
Other securities	0	0.00%	0	0.00%	0	0.00%	0	0.00%	0	0.00%	0
Total	$7,614	6.85%	$35,702	6.37%	$16,165	6.55%	$23,845	6.43%	$83,324	6.47%	$85,088

Total securities	$56,835	4.83%	$124,052	6.29%	$196,060	5.92%	$73,610	5.64%	$450,557	5.81%

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

                Excluding those holdings of the investment portfolio in U.S. Treasury securities and other agencies of the U.S. Government, there were no securities of any one issuer that exceeded 10% of the shareholders’ equity of the Corporation at December 31, 2001.

Securities

                The book values of securities available-for-sale and securities held-to-maturity as of December 31, 2001 and 2000 are presented in note 4 to the consolidated financial statements.

                The book value of securities at December 31, 1999 is presented below:

	Available-for-Sale	Held-to-Maturity
	(in thousands)
U.S. Treasury and government agencies	$50,321	$12,499
State and political subdivisions	25,551	32,123
U.S. agency and mortgage-backed pass through certificates	128,959	12,153
Collateralized mortgage obligations	38,443	3,532
Other debt securities	20,934	0
Total debt securities	264,208	60,307
Equity securities	6,073	0
Total securities	$270,281	$60,307

Loan Portfolio

	2001	2000	1999	1998	1997
	(in thousands)
Commercial:
Secured by real estate	$510,070	$469,646	$406,330	$329,611	$310,092
Other	280,222	303,141	293,659	279,406	260,808
Total commercial	790,292	772,787	699,989	609,017	570,900

Real estate construction	98,441	93,191	98,990	87,625	85,825
Real estate mortgage	425,198	435,110	397,168	399,035	407,893
Consumer	390,311	386,504	415,935	400,893	361,927
Equipment lease financing	6,830	6,933	7,398	5,816	1,884
Total loans	$1,711,072	$1,694,525	$1,619,480	$1,502,386	$1,428,429

Percent of total year-end loans
Commercial:
Secured by real estate	29.81%	27.71%	25.09%	21.94%	21.71%
Other	16.38	17.89	18.13	18.60	18.26
Total commercial	46.19	45.60	43.22	40.54	39.97

Real estate construction	5.75	5.50	6.11	5.83	6.01
Real estate mortgage	24.85	25.68	24.53	26.56	28.55
Consumer	22.81	22.81	25.68	26.68	25.34
Equipment lease financing	0.40	0.41	0.46	0.39	0.13
Total loans	100.00%	100.00%	100.00%	100.00%	100.00%

The total loans above are net of unearned income.

                The following table shows the amounts of loans (excluding residential mortgages of 1-4 family residences, consumer loans, and lease financing) which, based on the remaining scheduled repayments of principal are due in the periods indicated.  Also, the amounts are classified according to sensitivity to changes in interest rates (fixed, variable).

	Maturity at December 31, 2001
	Within One Year	After One but Within Five Years	After Five Years	Total
	(in thousands)
Commercial	$237,894	$268,926	$283,472	$790,292
Real estate construction	50,664	29,144	18,633	98,441
	$288,558	$298,070	$302,105	$888,733

Rate sensitivity:
Predetermined rate	$65,865	$101,762	$46,174	$213,801
Adjustable rate	222,693	196,308	255,931	674,932
	$288,558	$298,070	$302,105	$888,733

Nonperforming Assets

	2001	2000	1999	1998	1997
	(in thousands)
Nonaccrual loans	$30,496	$22,731	$14,861	$14,930	$12,058
Restructured loans	518	338	390	202	629
90 days or more past due and still accruing interest	2,640	3,000	3,237	5,635	8,863
Total nonperforming loans	33,654	26,069	18,488	20,767	21,550

Foreclosed properties	1,982	4,339	2,193	1,769	1,949
Total nonperforming assets	$35,636	$30,408	$20,681	$22,536	$23,499

Nonperforming assets to total loans plus foreclosed properties	2.08%	1.79%	1.28%	1.50%	1.64%
Allowance to nonperforming loans	70.27%	99.30%	135.77%	125.63%	94.97%

Nonaccrual, past due, and restructured loans

	Nonaccrual loans	As a % of Loan Balances by Category	Restructured Loans	As a % of Loan Balances by Category	Accruing Loans Past Due 90 Days or More	As a % of Loan Balances by Category	Balances
	(in thousands)
December 31, 2001
Commercial loans-real estate secured	$13,967	2.37%	$349	0.06%	$801	0.14%	$588,578
Commercial loans-other	7,030	2.45	169	0.06	358	0.12	287,052
Consumer loans-real estate secured	9,397	2.11	0	0.00	892	0.20	445,131
Consumer loans-other	102	0.03	0	0.00	589	0.15	390,311
Total	$30,496	1.78%	$518	0.03%	$2,640	0.15%	$1,711,072

December 31, 2000
Commercial loans-real estate secured	$7,646	1.39%	$338	0.06%	$463	0.08%	$548,133
Commercial loans-other	7,322	2.36	0	0.00	66	0.02	310,074
Consumer loans-real estate secured	7,589	1.69	0	0.00	1,550	0.34	449,814
Consumer loans-other	174	0.05	0	0.00	921	0.24	386,504
Total	$22,731	1.34%	$338	0.02%	$3,000	0.18%	$1,694,525

                In 2001, gross interest income that would have been recorded on nonaccrual loans had the loans been current in accordance with their original terms amounted to $2.6 million.  Interest income actually recorded and included in net income for the period was $0.85 million, leaving $1.75 million of interest income not recognized during the period.

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

Potential Problem Loans

                When management has serious doubts as to the ability of borrowers to comply with repayment terms, the loans are placed on nonaccrual status.  Management, therefore, believes to the best of their knowledge that no additional potential problem loans exist which would result in disclosure pursuant to Item III.C.2.

Foreign Outstandings

                None

Loan Concentrations

                The Corporation has no concentration of loans exceeding 10% of total loans at December 31, 2001.

Analysis of the Allowance for Loan Losses

	2001	2000	1999	1998	1997
	(in thousands)
Allowance for loan losses, beginning of year	$25,886	$25,102	$26,089	$20,465	$18,825
Loans charged off:
Commercial, secured by real estate	3,527	1,316	612	844	676
Commercial, other	2,406	1,480	1,219	1,496	1,042
Real estate mortgage	1,061	1,006	1,585	872	695
Consumer	8,452	9,645	11,888	12,603	9,840
Total charge-offs	15,446	13,447	15,304	15,815	12,253

Recoveries of loans previously charged off:
Commercial, secured by real estate	130	352	432	158	116
Commercial, other	224	228	469	248	454
Real estate mortgage	76	123	195	99	94
Consumer	3,593	4,311	4,116	3,860	2,653
Total recoveries	4,023	5,014	5,212	4,365	3,317

Net charge-offs:
Commercial, secured by real estate	3,397	964	180	686	560
Commercial, other	2,182	1,252	750	1,248	588
Real estate mortgage	985	883	1,390	773	601
Consumer	4,859	5,333	7,772	8,743	7,187
Total net charge-offs	11,423	8,433	10,092	11,450	8,936

Allowances of acquired banks	0	0	0	1,066	0
Allowance of sold bank	0	0	0	0	(578)
Provisions charged against operations	9,185	9,217	9,105	16,008	11,154
Balance, end of year	$23,648	$25,886	$25,102	$26,089	$20,465

Allocation of allowance, end of year:
Commercial, secured by real estate	$4,816	$4,131	$2,454	$2,777	$3,502
Commercial, other	2,293	2,284	1,773	2,354	2,945
Real estate construction	66	32	115	87	115
Real estate mortgage	1,404	942	463	396	546
Consumer	7,737	8,689	12,313	10,234	3,575
Equipment lease financing	56	52	45	49	21
Unallocated	7,276	9,756	7,940	10,193	9,761
Balance, end of year	$23,648	$25,886	$25,102	$26,089	$20,465

Average loans outstanding, net of unearned interest	$1,749,892	$1,666,062	$1,557,703	$1,468,776	$1,350,471
Loans outstanding at end of year, net of unearned interest	$1,711,072	$1,694,525	$1,619,480	$1,502,386	$1,428,429

Net charge-offs to average loan type:
Commercial, secured by real estate	0.59%	0.18%	0.05%	0.22%	0.20%
Commercial, other	0.70%	0.40%	0.25%	0.46%	0.23%
Real estate mortgage	0.21%	0.21%	0.29%	0.16%	0.12%
Consumer	1.22%	1.34%	1.91%	2.25%	2.22%
Total	0.65%	0.51%	0.65%	0.78%	0.66%

Other ratios:
Allowance to net loans, end of year	1.38%	1.53%	1.55%	1.74%	1.43%
Provision for loan losses to average loans	0.52%	0.55%	0.58%	1.09%	0.83%

                The allowance for loan losses balance is maintained by management at a level considered adequate to cover anticipated probable losses based on past loss experience, general economic conditions, information about specific borrower situations including their financial position and collateral values, and other factors and estimates which are subject to change over time.  This analysis is completed quarterly and forms the basis for allocation of the loan loss reserve and what charges to provision may be required.

Average Deposits and Other Borrowed Funds

	2001	2000	1999
	(in thousands)
Deposits:
Noninterest bearing deposits	$277,748	$251,643	$256,374
NOW accounts	19,353	128,265	260,703
Money market accounts	379,372	237,792	136,898
Savings accounts	150,347	144,228	157,504
Certificates of deposit of $100,000 or more	389,556	329,948	300,011
Certificates of deposit < $100,000 and other time deposits	877,920	794,322	770,875
Total deposits	2,094,296	1,886,198	1,882,365

Other borrowed funds:
Federal funds purchased and securities sold under repurchase agreements	74,743	48,343	41,319
Other short-term borrowings	6,349	5,500	5,500
Advances from Federal Home Loan Bank	11,279	15,006	20,721
Trust preferred securities	34,500	34,500	34,500
Long-term debt	13,491	13,615	13,750
Total other borrowed funds	140,362	116,964	115,790

Total deposits and other borrowed funds	$2,234,658	$2,003,160	$1,998,154

                Maturities of time deposits of $100,000 or more outstanding at December 31, 2001 are summarized as follows:

	Certificates of Deposit	Other Time Deposits	Total
	(in thousands)
Three months or less	$145,057	$5,280	$150,337
Over three through six months	77,340	2,638	79,978
Over six through twelve months	121,603	7,997	129,600
Over twelve through sixty months	41,724	8,445	50,169
	$385,724	$24,360	$410,084

Item 2.  Properties

                The Corporation’s main office is located at 346 North Mayo Trail, Pikeville, Kentucky 41501, which is owned by the Bank.  Following is a schedule of properties owned and leased by the Corporation and its subsidiaries as of December 31, 2001:

Location	Owned	Leased	Total
Banking locations:
Community Trust Bank, National Association
* Pikeville Market (lease land to 2 owned locations)	8	2	10
10 locations in Pike County, Kentucky
Floyd/Knott Market	2	0	2
1 location in Floyd County, Kentucky and 1 location in Knott County, Kentucky
Tug Valley Market	1	1	2
1 location in Pike County, Kentucky and 1 location in Mingo County, West Virginia
Whitesburg Market (own land to 1 leased office)	3	2	5
5 locations in Letcher County, Kentucky
* Lexington Market	1	3	4
4 locations in Fayette County, Kentucky
Winchester Market	1	2	3
3 locations in Clark County, Kentucky
Richmond Market	2	3	5
5 locations in Madison County, Kentucky
Mt. Sterling Market	2	0	2
2 locations in Montgomery County, Kentucky
* Versailles Market	2	2	4
2 locations in Woodford County, Kentucky, 1 location in Franklin County, Kentucky, and 1 location in Mercer County, Kentucky
* Ashland Market	5	0	5
4 locations in Boyd County, Kentucky and 1 location in Greenup County, Kentucky
Flemingsburg Market	4	0	4
4 locations in Fleming County, Kentucky
Hamlin Market	3	0	3
2 locations in Lincoln County, West Virginia and 1 location in Wayne County, West Virginia
Summersville Market	1	0	1
1 location in Nicholas County, West Virginia
* Middlesboro Market (lease land to 1 owned location)	3	0	3
3 locations in Bell County, Kentucky
Williamsburg Market	4	0	4
2 locations in Whitley County, Kentucky and 2 locations in Laurel County, Kentucky
Campbellsville Market	6	2	8

2 locations in Taylor County, Kentucky, 2 locations in Pulaski County, Kentucky, 1 location in Adair County, Kentucky, 1 location in Green County, Kentucky, 1 location in Russell County, Kentucky, and 1 location in Marion County, Kentucky

Mt. Vernon Market	2	0	2
2 locations in Rockcastle County, Kentucky
Citizens National Bank & Trust, Hazard (lease land to 4 owned locations)	6	1	7
7 locations in Perry County, Kentucky
Total banking locations	56	18	74

Location	Owned	Leased	Total
Operational locations:
Community Trust Bank, National Association
Pikeville (Pike County, Kentucky)	1	0	1
Lexington (Fayette County, Kentucky)	0	1	1
Total operational locations	1	1	2

Other:
Community Trust Bank, National Association
Ashland (Boyd County, Kentucky)	0	1	1
Williamsburg (Whitley County, Kentucky)	1	0	1
	1	1	2

Total locations	58	20	78

*Trust Company of Kentucky, National Association has leased offices in the main office locations in these markets.

                See notes 7 and 14 to the consolidated financial statements included herein for the year ended December 31, 2001, for additional information relating to commitments and amounts invested in premises and equipment.

Item 3.  Legal Proceedings

                The Corporation and its subsidiaries, and from time to time, its officers are named defendants in legal actions arising from normal business activities.  Management, after consultation with legal counsel, believes these actions are without merit or that the ultimate liability, if any, will not materially affect the Corporation’s consolidated financial position or results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders

                There were no matters submitted to a vote of security holders, through solicitation of proxies or otherwise, during the fourth quarter of 2001.

Executive Officers of the Registrant

                Set forth below are the executive officers of the Corporation at December 31, 2001, their positions with the Corporation and the year in which they first became an executive officer or director.

Name and Age (1)	Positions and Offices Currently Held	Date First Became Director or Executive Officer		Present Principal Occupation
Jean R. Hale; 55	President, CEO, and Director	1992		Vice Chairman, President and CEO
Ronald M. Holt; 54	Executive Vice President	1996	(2)	President and CEO of Trust Company of Kentucky, N.A.
Mark A. Gooch; 43	Executive Vice President and Treasurer	1997	(3)	President and CEO of Community Trust Bank, N.A.
William Hickman III; 51	Executive Vice President and Secretary	1998	(4)	Executive Vice President/Staff Attorney of Community Trust Bank, N.A.
Michael S. Wasson; 50	Executive Vice President	2000	(5)	Central Kentucky Region President of Community Trust Bank, N.A.
James B. Draughn; 42	Executive Vice President	2001	(6)	Executive Vice President/Operations of Community Trust Bank, N.A.

(1)                The ages listed for the Corporation executive officers are as of February 28, 2002.

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

(6)                Mr. Draughn served as Technology Manager for the Corporation for seven years, most recently as Senior Vice President/Technology, prior to being promoted to Executive Vice President/Operations.

PART II

Item 5.  Market for the Registrant’s Common Equity and Related Stockholder Matters

            The Corporation’s common stock is listed on The NASDAQ-Stock Market’s National Market under the symbol CTBI.  Additional information required by this item is included in the Quarterly Financial Data below:

Quarterly Financial Data

	Three Months Ended
	December 31	September 30	June 30	March 31
	(in thousands except per share amounts)
2001
Net interest income	$21,952	$20,363	$19,992	$20,811
Net interest income, taxable equivalent basis	22,437	20,848	20,487	21,328
Provision for loan losses	2,840	2,428	1,842	2,075
Noninterest income	6,161	5,511	6,831	5,271
Noninterest expense	16,666	15,692	16,249	16,331
Net income	5,844	5,272	5,914	5,242

Per common share:
Basic earnings per share	$0.51	$0.46	$0.51	$0.45
Diluted earnings per share	0.51	0.46	0.51	0.45
Dividends declared	0.21	0.20	0.20	0.20

Common stock price:
High	$24.50	$24.50	$28.50	$17.00
Low	20.86	20.79	15.63	15.00
Last trade	23.75	23.90	24.00	15.88

Selected ratios:
Return on average assets, annualized	0.91%	0.86%	0.97%	0.90%
Return on average common equity, annualized	12.08%	11.10%	12.74%	11.49%
Net interest margin, annualized	3.80%	3.69%	3.65%	3.96%

2000
Net interest income	$20,851	$21,042	$21,224	$21,117
Net interest income, taxable equivalent basis	21,392	21,589	21,731	21,631
Provision for loan losses	2,580	2,487	1,700	2,450
Noninterest income	5,446	4,812	4,616	4,652
Noninterest expense	15,231	15,338	15,510	15,848
Net income	5,754	5,664	5,809	5,119

Per common share:
Basic earnings per share	$0.49	$0.48	$0.48	$0.42
Diluted earnings per share	0.49	0.48	0.48	0.42
Dividends declared	0.19	0.19	0.19	0.18

Common stock price:
High	$15.69	$16.75	$18.50	$19.77
Low	13.94	14.13	13.13	15.80
Last trade	14.88	15.56	17.69	18.00

Selected ratios:
Return on average assets, annualized	1.03%	1.03%	1.08%	0.95%
Return on average common equity, annualized	12.73%	12.75%	13.20%	11.82%
Net interest margin, annualized	4.15%	4.28%	4.45%	4.45%

There were approximately 1,668 holders of outstanding common shares of the Corporation at February 28, 2002.

Dividends

                The annual dividend was increased from $0.75 per share to $0.81 per share during 2001.  A 10% stock dividend distributed on April 14, 2000 resulted in the restatement of the first quarter 2000 cash dividend of $0.20 per share to $0.18 per share.  The Corporation has adopted a conservative policy of cash dividends with periodic stock dividends.  Dividends are typically paid on a quarterly basis.  Future dividends are subject to the discretion of the Corporation’s Board of Directors, cash needs, general business conditions, dividends from the subsidiaries, and applicable governmental regulations and policies.  For information concerning restrictions on dividends from the subsidiary banks to the Corporation, see note 19 to the consolidated financial statements included herein for the year ended December 31, 2001.

Item 6.  Selected Financial Data 1997-2001

	Year Ended December 31
	2001	2000	1999	1998	1997
	(in thousands except per share amounts)
Interest income	$176,835	$175,749	$163,516	$160,570	$150,588
Interest expense	93,717	91,515	79,740	83,986	74,076
Net interest income	83,118	84,234	83,776	76,584	76,512
Provision for loan losses	9,185	9,217	9,105	16,008	11,154
Noninterest income	23,774	19,526	21,026	19,466	18,442
Noninterest expense	64,938	61,927	64,388	62,166	59,892
Income before income taxes and extraordinary gain	32,769	32,616	31,309	17,876	23,908
Extraordinary gain, net of tax	0	0	0	0	3,085
Income before income taxes	32,769	32,616	31,309	17,876	26,993
Income taxes	10,497	10,270	9,464	3,907	7,924
Net income	$22,272	$22,346	$21,845	$13,969	$19,069

Per common share:
Earnings per share	$1.93	$1.87	$1.79	$1.15	$1.31
Cash dividends declared—	0.81	0.75	0.72	0.66	0.61
as a % of net income	41.97%	40.11%	40.10%	57.77%	46.54%
Book value, end of year	16.77	15.55	14.19	13.54	12.98
Market price, end of year	23.750	14.880	18.182	19.418	25.723
Market value to book value, end of year	1.42x	0.96x	1.28x	1.43x	1.98x
Price/earnings ratio, end of year	12.31x	7.96x	10.15x	16.90x	19.58x
Cash dividend yield, end of year	3.41%	5.04%	3.95%	3.42%	2.38%

At year-end:
Total assets	$2,503,905	$2,264,395	$2,176,090	$2,248,039	$1,852,667
Trust preferred securities	34,500	34,500	34,500	34,500	34,500
Long-term debt	13,444	13,560	13,674	13,823	18,963
Shareholders’ equity	191,606	181,904	172,419	164,795	158,019

Averages:
Assets	$2,444,695	$2,195,380	$2,182,721	$2,038,680	$1,837,874
Deposits	2,094,296	1,886,196	1,882,364	1,650,801	1,459,551
Earning assets	2,256,341	2,004,686	1,976,679	1,871,898	1,702,290
Loans	1,749,892	1,666,062	1,557,703	1,468,776	1,406,041
Shareholders’ equity	187,899	176,911	169,467	162,689	159,036

Profitability ratios:
Return on average assets	0.91%	1.02%	1.00%	0.69%	1.05%
Return on average equity	11.85%	12.63%	12.89%	8.59%	12.31%

	Year Ended December 31
	2001	2000	1999	1998	1997
	(in thousands except per share amounts)
Capital ratios:
Equity to assets, end of year	7.65%	8.03%	7.92%	7.33%	8.53%
Average equity to average assets	7.69%	8.06%	7.76%	7.98%	8.65%
Risk based capital ratios:
Leverage ratio	6.44%	7.29%	7.09%	6.09%	7.75%
Tier 1 Capital	9.11%	9.26%	8.92%	8.50%	9.97%
Total Capital	10.32%	10.51%	10.17%	9.75%	11.23%

Other significant ratios:
Allowance to net loans, end of year	1.38%	1.53%	1.55%	1.74%	1.43%
Allowance to nonperforming loans, end of year	70.27%	99.30%	135.77%	125.63%	94.97%
Nonperforming assets to loans and foreclosed properties, end of year	2.08%	1.79%	1.28%	1.50%	1.64%
Net interest margin	3.77%	4.33%	4.37%	4.21%	4.66%

Other statistics:
Average common shares outstanding	11,517	11,947	12,170	12,176	12,171
Number of full-time equivalent employees, end of year	883	795	830	818	795

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

                Community Trust Bancorp, Inc. reported net earnings of $22.3 million for 2001, flat with 2000 earnings and up from $21.8 million for 1999.  Earnings per share for 2001 were $1.93 compared to $1.87 per share for 2000 and $1.79 per share for 1999.

                Earnings for 2001 reflected a decrease in net interest income while noninterest income was positively impacted by an increase in service charges on deposit accounts, gains on sales of loans, and securities gains.  Noninterest expense increased from prior year due to the acquisitions of The Bank of Mt. Vernon branches and Citizens National Bank & Trust, Hazard, Kentucky.  The loan loss provision remained materially even with a slight $32 thousand decrease year over year.  The Corporation’s return on average assets for 2001 was 0.91% as compared to 1.02% and 1.00% in 2000 and 1999, respectively, and the return on average equity for 2001 was 11.85% as compared to 12.63% and 12.89% for 2000 and 1999, respectively.

                Total assets as of December 31, 2001 were $2.50 billion as compared to total assets of $2.26 billion on December 31, 2000.  Total loans as of December 31, 2001 were $1.71 billion compared to $1.69 billion as of December 31, 2000, an increase of 0.98%.  Total deposits increased 10.9% from $1.94 billion at December 31, 2000 to $2.16 billion at December 31, 2001.

Acquisitions

                During 2001, the Corporation continued its strategic plan of expansion of its business through acquisitions within targeted markets.  On January 26, 2001, Community Trust Bank, N.A. acquired certain deposits, loans, and fixed assets of The Bank of Mt. Vernon, Inc.  The offices acquired from The Bank of Mt. Vernon, Inc. are located in Mt. Vernon, Somerset, Richmond, and Berea, Kentucky.  The offices acquired had deposits totaling $109.3 million and loans totaling $79 million.  The purchase price paid by Community Trust Bank, N.A. for the offices was a 9.5% premium on the non-brokered deposits as of the closing date plus approximately $1.6 million for fixed assets, $12.6 million for investment securities, and $1.0 million for the cash held at the acquired branches of The Bank of Mt. Vernon.

                During the third quarter of 2001, the Corporation acquired 75.28% of the outstanding shares of Citizens National Bank & Trust, Hazard, Kentucky valued at $15.1 million in lieu of a debt owed to the Corporation by a Citizens’ shareholder.  On January 3, 2002, the Corporation acquired the remaining 24.72% of Citizens National for $4.9 million becoming the sole shareholder.  On March 15, 2002, Citizens National was merged into the Corporation’s lead bank, Community Trust Bank, National Association.  On December 31, 2001, Citizens National had total assets of $138.5 million and equity capital of $19.4 million.  The addition of the Hazard market, including Perry and surrounding counties, is consistent with the Corporation’s expansion plans to add banking locations within contiguous markets to gain in-market synergies and efficiencies of operation.

Critical Accounting Policies and Estimates

                The preparation of financial statements in conformity with generally accepted accounting principles requires the appropriate application of certain accounting policies, many of which require us to make estimates and assumptions about future events and their impact on amounts reported in our financial statements and related notes.  Since future events and their impact cannot be determined with certainty, the actual results will inevitably differ from our estimates.  Such differences could be material to the financial statements.

                We believe application of accounting policies and the estimates required therein are reasonable.  These accounting policies and estimates are constantly reevaluated, and adjustments are made when facts and circumstances dictate a change.  Historically, we have found our application of accounting policies to be appropriate, and actual results have not differed materially from those determined using necessary estimates.

                Our accounting policies are more fully described in note 1 to the consolidated financial statements.  We have identified the following critical accounting policy:

                Loans — Loans are reported at the carrying value of unpaid principal reduced by unearned interest and an allowance for loan losses.  Income is recorded on the level yield basis.  Interest accrual is discontinued when management believes, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that collection of interest is doubtful.  Any loan greater than 90 days past due must be well secured and in the process of collection to continue accruing interest.  Cash payments received on nonaccrual loans generally are applied against principal, and interest income is only recorded once principal recovery is reasonably assured.  Loans are not reclassified as accruing until principal and interest payments are brought current and future payments appear reasonably certain.

                Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated market value in the aggregate.  Net unrealized losses are recognized in a valuation allowance by charges to income.

                The adequacy of the allowance is reviewed quarterly by management using a methodology that includes several key factors.  The Corporation utilizes an internal risk grading system for commercial credits, and those larger commercial credits identified through this grading system as having weaknesses are individually reviewed for their ability and potential to repay their loans.  The borrower’s cash flow, adequacy of collateral held for the loan, and other options available to the Corporation including legal avenues are all evaluated.  Based upon this individual credit evaluation, a specific allocation to the allowance may be made for the loan.

                For other commercial loans that are not individually evaluated, an allowance allocation is determined by applying a three-year moving average historical loss rate for this group of loans.  Consumer installment and residential mortgage loans are not individually risk graded.  Allowance allocations are provided for these pools of loans based upon a three-year moving average historical loss rate for each of these categories of loans.

                A portion of the allowance that is not allocated to any particular loan type is maintained in recognition of the inherent inability to precisely determine the loss potential in any particular loan or pool of loans.  Among the factors used by management in determining the unallocated portion of the allowance are current economic conditions, trends in the Corporation’s loan portfolio delinquency, losses and recoveries, level of underperforming and nonperforming loans, and concentrations of loans in any one industry.  These factors are reviewed quarterly and adjusted as deemed appropriate by management.  Management also considers the overall growth of the loan portfolio.  Adjustment of these factors could result in an adjustment to results of operations.

                The Corporation has not substantively changed any aspect of its overall approach in the determination of the allowance for loan losses.  There have been no material changes in assumptions or estimation techniques as compared to prior years that impacted the determination of the current year allowance.

Effect of Accounting Change

                Effective January 1, 2002, the Corporation adopted Statement of Financial Accounting Standard (“SFAS”) No. 142, Goodwill and other Intangible Assets.  Upon adoption, the Corporation ceased amortizing goodwill of approximately $59.5 million arising from previous purchase transactions.  This will reduce amortization expense on an annual basis beginning in 2002 by $3.1 million and increase earnings on an annual basis beginning in 2002 by $2.3 million.  Goodwill will continue to be evaluated for impairment in accordance with SFAS No. 142.  The Corporation believes its past branch acquisitions meet the provisions of SFAS No. 142 which requires that goodwill not be amortized but be evaluated for impairment.

Results of Operations

2001 Compared to 2000

                Net income for 2001 was relatively flat with 2000 at $22.3 million.  Basic earnings per share for 2001 were $1.93 compared to $1.87 per share for 2000.  The average shares outstanding in 2001 and 2000 were 11.517 million and 11.947 million, respectively.

                Net interest income for 2001 decreased compared to 2000 from $84.2 million in 2000 to $83.1 million in 2001.  Noninterest income increased 21.8% from $19.5 million in 2000 to $23.8 million in 2001 while noninterest expense increased 4.9% from $61.9 million in 2000 to $64.9 million in 2001.  (See separate discussions of noninterest income and noninterest expense below.)

                Return on average assets decreased from 1.02% in 2000 to 0.91% in 2001, and return on average equity decreased from 12.63% in 2000 to 11.85% in 2001.

Net Interest Income:

                Although a decline in the Corporation’s net interest margin was anticipated as the economy began to weaken during 2000 and interest rates began to decline in January 2001, the magnitude of the decrease in interest rates was not anticipated.  The Corporation’s net interest margin was negatively impacted by the repricing of assets quicker than liabilities through the first eight months of 2001.  The Corporation was seeing some relief on its margin during September 2001 when the national disaster of September 11, 2001 prompted an additional lowering of interest rates by the Federal Open Market Committee.  The 475 basis point decline in market interest rates during 2001 resulted in a 56 basis point decline in our net interest margin from 4.33% for the year ended December 31, 2000 to 3.77% for the year ended December 31, 2001.  For further information, see the table titled “Consolidated Average Balance Sheets and Taxable Equivalent Income/Expense and Yields/Rates” in the Selected Statistical Information.

                The Corporation’s average earning assets increased from $2 billion in 2000 to $2.26 billion in 2001.  Average interest bearing liabilities also increased during the period, from $1.75 billion in 2000 to $1.96 billion in 2001.  Average interest bearing liabilities as a percentage of average earning assets decreased from 87.4% in 2000 to 86.7% in 2001.

                The taxable equivalent yield on average earning assets decreased from 8.87% in 2000 to 7.93% in 2001.  The cost of average interest bearing liabilities also decreased during the same period from 5.22% to 4.79%.  The yield on interest bearing assets has been impacted by the change in the earning asset mix as well as by the decrease in market rates in 2001.  Loans accounted for 83.1% of all earning assets in 2000 while loans accounted for 77.6% of earning assets in 2001.  Loans accounted for 74.8% of total assets as of December 31, 2000 compared to 68.3% as of December 31, 2001.

                As presented in the interest rate sensitivity table in the Liquidity section that is included later in the Management Discussion and Analysis, the Corporation’s balance sheet on December 31, 2000 was positively gapped over a twelve-month period.  This means that in an interest rate change, a larger dollar volume of interest bearing assets will reprice than will interest bearing liabilities.  In a decreasing rate environment, such as that experienced in 2001, our positive gap position could have a negative impact on the net interest margin.  During 2001, as liabilities matured, our depositors elected to shorten the term of their deposits and consequently by December 31, 2001 our balance sheet had become negatively gapped.  With our current balance sheet structure, as rates stabilize and our short-term deposits reprice, we have the opportunity to further reduce our cost of funds.  As our term deposits mature, they will reprice lower than their current rates resulting in an increase in our net interest margin.  The risk to the Corporation is that the rate increases anticipated in 2002 will occur sooner than in the expected May to July timeframe, resulting in deposits repricing at higher than current market rates.  It is anticipated that even if rates increase sooner than expected, our average cost of funds will still be lower than in 2001 but at a higher cost than in the current interest rate environment.

Provision for Loan Losses and Allowance for Loan Losses:

                The provision for loan losses that was added to the allowance remained relatively flat at $9.2 million from 2000 to 2001.  This provision represents a charge against current earnings in order to maintain the allowance at an appropriate level.  Loan losses, net of recoveries, as a percentage of average loans outstanding increased from 0.51% in 2000 to 0.65% in 2001 as net loan losses increased by $3 million in 2001 to $11.4 million.  As was discussed in our June 30, 2001 and September 30, 2001 earnings releases, $2.25 million of the increase in net loan losses is the result of the Bank’s recognition of the loss on one large commercial credit for which a specific allocation of loss allowance had been established.

                The allowance declined from 1.53% of total loans at December 31, 2000 to 1.38% at December 31, 2001.  The decline in the allowance as a percentage of total loans is primarily the result of the addition of $124 million in loans from the Mt. Vernon and Hazard acquisitions to the Corporation’s loan portfolio which did not require a corresponding addition to the Corporation’s loan loss allowance (an impact to the allowance ratio of 11 basis points) and the one large commercial loan loss mentioned above for which a specific allocation of the allowance had previously been made.

                Nonperforming loans, which are mainly commercial credits, increased from 1.54% of total loans at December 31, 2000 to 1.97% at December 31, 2001.  The increase was primarily due to a few commercial real estate loans with problems unrelated to the economy of the markets where they are located.

                The adequacy of the allowance is reviewed quarterly by management using a methodology that includes several key factors.  The Corporation utilizes an internal risk grading system for commercial credits, and those larger commercial credits identified through this grading system as having weaknesses are individually reviewed for their ability and potential to repay their loans.  The borrower’s cash flow, adequacy of collateral held for the loan, and other options available to the Corporation including legal avenues are all evaluated.  Based upon this individual credit evaluation, a specific allocation to the allowance may be made for the loan.

                For other commercial loans that are not individually evaluated, an allowance allocation is determined by applying a three-year moving average historical loss rate for this group of loans.  Consumer installment and residential mortgage loans are not individually risk graded.  Allowance allocations are provided for these pools of loans based upon a three-year moving average historical loss rate for each of these categories of loans.

                A portion of the allowance that is not allocated to any particular loan type is maintained in recognition of the inherent inability to precisely determine the loss potential in any particular loan or pool of loans.  Among the factors used by management in determining the unallocated portion of the allowance are current economic conditions, trends in the Corporation’s loan portfolio delinquency, losses and recoveries, level of underperforming and nonperforming loans, and concentrations of loans in any one industry.  These factors are reviewed quarterly and adjusted as deemed appropriate by management.  Management also considers the overall growth of the loan portfolio.  Adjustment of these factors could result in an adjustment to results of operations.

                Allowances on individual loans and historical loss rates are reviewed quarterly.  Factors which management consider in the analysis include the effects of the national and local economies, trends in the nature and volume of loans (delinquencies, charge-offs, nonaccrual and problem loans), changes in the internal lending policies and credit standards, collection practices, and examination results from bank regulatory agencies and the Corporation’s internal credit examiners.

                The Corporation has not substantively changed any aspect of its overall approach in the determination of the allowance for loan losses.  There have been no material changes in assumptions or estimation techniques as compared to prior years that impacted the determination of the current year allowance.

Noninterest Income:

                Noninterest income increased 21.8% from $19.5 million in 2000 to $23.8 million in 2001, due to an increase in service charges on deposit accounts, gains on sales of loans, and securities gains.  Service charges on deposit related products generated $11.1 million for the year, as compared to $9.7 million for the previous year.  Factors impacting the increase in service charges on deposits were:  (1) increasing the overdraft fee by 25% in the first quarter of 2001 and (2) increasing our deposit base by $109.3 million in January with the acquisition of the branches of The Bank of Mt. Vernon and by $120.1 million in October with the acquisition of Citizens National.  The gains on sales of loans increased from $0.9 million in 2000 to $2.6 million in 2001, a result of a 322% increase in the dollar volume of residential mortgage loans sold in 2001 compared to 2000.  This increase in volume was primarily the result of refinancing existing mortgages as customers took advantage of historically low mortgage interest rates.  Securities gains increased from $59 thousand in 2000 to $775 thousand in 2001.  Other noninterest income increased from $6.3 million in 2000 to $6.8 million in 2001.  Trust income remained flat from 2000 to 2001 at $2.5 million.

Noninterest Expense:

                Noninterest expense for the year ended December 31, 2001 was $64.9 million, a 4.9% increase from the $61.9 million for the year ended December 31, 2000.  The increase in noninterest expense is primarily attributable to the operating expenses associated with the addition of the five banking offices acquired from The Bank of Mt. Vernon, Inc. on January 26, 2001 and the addition of a controlling interest in the Citizens National Bank & Trust, Hazard, Kentucky on October 11, 2001.  The additional expenses are also reflected in our efficiency ratio which increased 154 basis points from 58.53% at year-end 2000 to 60.07 at year-end 2001.  The deposit to FTE (full-time equivalent) ratio decreased from $2.45 million to $2.44 million year over year.  Salaries and employee benefits increased from $29.7 million in 2000 to $31.1 million in 2001.  Occupancy expense increased from $5.1 million in 2000 to $5.3 million in 2001 while equipment expense decreased from $3.9 million to $3.6 million, respectively.  Data processing costs increased from $3.7 million in 2000 to $4.0 million in 2001, and stationery and printing costs increased from $1.2 million in 2000 to $1.4 million in 2001.  Taxes other than payroll, property, and income, which consists mainly of franchise taxes on the equity and deposits of the Corporation, increased from $2.1 million in 2000 to $2.2 million in 2001.  FDIC insurance expense increased from $376 thousand in 2000 to $395 thousand in 2001.  Other categories of noninterest expense increased from $15.9 million in 2000 to $17.0 million in 2001.

2000 Compared to 1999

                Net income for 2000 was $22.3 million compared to $21.8 million for 1999.  Basic earnings per share for 2000 were $1.87 compared to $1.79 per share for 1999.  The average shares outstanding at December 31, 2000 and December 31, 1999 were 11.947 and 12.170, respectively.

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

Net Interest Income:

                The Corporation successfully held our net interest margin relatively stable for the year at 4.33% compared to 4.37% for 1999.  Some of the pressure on the net interest margin was offset by a 75 basis point increase in our average earning assets as a percentage of total assets which were 91.31% at year-end 2000 compared to 90.56% at year-end 1999.  For further information, see the table titled “Consolidated Average Balance Sheets and Taxable Equivalent Income/Expense and Yields/Rates” in the Selected Statistical Information.

                The Corporation’s average earning assets increased from $1.98 billion in 1999 to $2 billion in 2000.  Average interest bearing liabilities also increased during the period, from $1.74 billion in 1999 to $1.75 billion in 2000.  Average interest bearing liabilities as a percentage of average earning assets remained fairly stable, moving from 88.1% in 1999 to 87.4% in 2000.

                The taxable equivalent yield on average earning assets increased from 8.39% in 1999 to 8.87% in 2000.  The cost of average interest bearing liabilities also increased during the same period from 4.58% to 5.22%.  The yield on interest bearing assets has been impacted by the change in the earning asset mix as well as by the increase in market rates in 2000.  Loans accounted for 78.8% of all earning assets in 1999 while loans accounted for 83.1% of earning assets in 2000.  Loans accounted for 74.8% of total assets as of December 31, 2000 compared to 74.4% as of December 31, 1999.

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

                Overall loss experience improved for 2000, and all categories of loans saw reduced losses except commercial loans, which increased from 0.12% to 0.26%.  However, the loss ratio in 1999 was abnormally low, as the three-year moving average for commercial losses was 0.21% as of December 31, 2000.  Nonperforming loans, which are primarily commercial loans, increased from 1.14% of total loans at December 31, 1999 to 1.54% at December 31, 2000.  As a result, an additional $2.2 million loss allowance was allocated for commercial loans at December 31, 2000.  Allocation for indirect losses was reduced by $3.9 million due to the improved quality of the indirect portfolio and the substantial recognition of the remaining losses in the pre-1998 indirect loans.

                The allowance for loan losses is established at a level believed adequate by management to absorb probable losses inherent in the loan portfolio.  Management’s determination of the adequacy of the allowance is based upon estimates derived from an analysis of individual credits, prior and current loss experience, loan portfolio delinquency levels, overall growth in the loan portfolio, and current economic conditions.  Such factors are considered when establishing the overall adequacy of the allowance for loan losses.  As a result, a portion of the allowance for loan losses is not allocated to a specific loan product.  These estimates are susceptible to changes that could result in an adjustment to results of operations.  The provision for loan losses represents a charge against current earnings in order to maintain the allowance for loan losses at an appropriate level.

                Allowance allocations are calculated for each loan category based upon a three-year moving average of the loss experience for that loan category.  In addition, where the potential for loss on specific loans has been identified, that amount is also included in the allowance allocation.  The ALLL is then adjusted for overall characteristics of the current loan portfolio, such as delinquency trends, level of nonperforming loans, industry concentrations of credit, and loss recovery rates.  In addition, adjustments are made for changes in current economic conditions.  Management also considers the overall growth of the loan portfolio.

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

Noninterest Expense:

                The Corporation continued to experience improvements in operational efficiencies due to consolidation efforts commenced during the past three years as total noninterest expenses for 2000 of $61.9 million were $2.5 million (4%) less than the $64.4 million for 1999.  The efficiency ratio improved 161 basis points, decreasing to 58.53% from 60.14% at year-end 1999.  The deposit to FTE (full-time equivalent) ratio increased from $2.26 million to $2.45 million year over year.  Salaries and employee benefits decreased from $30.5 million in 1999 to $29.7 million in 2000.  Occupancy expense increased from $4.9 million in 1999 to $5.1 million in 2000 while equipment expense decreased from $4.8 million to $3.9 million, respectively.  Data processing costs increased from $3.5 million in 1999 to $3.7 million in 2000 and stationery and printing costs decreased from $1.6 million in 1999 to $1.2 million in 2000.  Taxes other than payroll, property and income, which consists mainly of franchise taxes on the equity and deposits of the Corporation, increased from $1.3 million in 1999 to $2.1 million in 2000.  Other categories of noninterest expense declined from $17.9 million in 1999 to $16.3 million in 2000.

Liquidity and Market Risk

                The objective of the Corporation’s Asset/Liability management function is to maintain consistent growth in net interest income within the Corporation’s policy limits. This objective is accomplished through management of the Corporation’s balance sheet composition, liquidity, and interest rate risk exposures arising from changing economic conditions, interest rates and customer preferences. The goal of liquidity management is to provide adequate funds to meet changes in loan and lease demand or unexpected deposit withdrawals. This is accomplished by maintaining liquid assets in the form of investment securities, maintaining sufficient unused borrowing capacity and growth in core deposits. As of December 31, 2001, the Corporation had approximately $228.7 million in securities and other short-term investments maturing or repricing within one year.  Additional asset-driven liquidity is provided by the remainder of the securities portfolio and the repayment of loans.  These sources, in addition to the Corporation’s 8% average equity capital base, provide a stable funding base.  In addition to core deposit funding, the Corporation also accesses a variety of other short-term and long-term funding sources. The Corporation also uses the Federal Home Loan Bank (FHLB) as a funding source, with an available credit capacity of $314.3 million. The Corporation also has significant unused funding capacity in national market certificates of deposit.  The Corporation has the availability of two national investment firms both of which have issued commitment letters committing them to market certificates of deposit issued by the Corporation in an amount not to exceed 15% of the Corporation’s total deposits.  These sources of funds are subject to certain conditions.  Management does not rely on any one source of liquidity and manages availability in response to changing balance sheet needs.

                The Corporation began a program of stock repurchase in December 1998 with the authorization to acquire up to 500,000 shares. The Corporation issued a press release in July 2000 announcing its intention to repurchase up to an additional 1,000,000 shares.  During 2001, the Corporation continued its stock repurchase program which continues to be accretive to shareholder value.  Through this program, the Corporation repurchased 334,742, 521,460, and 76,348 shares during 2001, 2000, and 1999, respectively.

                Management considers interest rate risk the Corporation’s most significant market risk. Interest rate risk is the exposure to adverse changes in net interest income due to changes in interest rates.  Consistency of the Corporation’s net interest revenue is largely dependent upon the effective management of interest rate risk.  The Corporation employs a variety of measurement techniques to identify and manage its interest rate risk including the use of an earnings simulation model to analyze net interest income sensitivity to changing interest rates.  The model is based on actual cash flows and repricing characteristics for on and off-balance sheet instruments and incorporates market-based assumptions regarding the effect of changing interest rates on the prepayment rates of certain assets and liabilities.  Assumptions based on the historical behavior of deposit rates and balances in relation to changes in interest rates are also incorporated into the model.  These assumptions are inherently uncertain, and as a result, the model cannot precisely measure net interest income or precisely predict the impact of fluctuations in interest rates on net interest income.  Actual results will differ from simulated results due to timing, magnitude, and frequency of interest rate changes as well as changes in market conditions and management strategies.

                The Corporation’s Asset/Liability Management Committee (ALCO), which includes executive and senior management representatives and reports to the Board of Directors, monitors and manages interest rate risk within Board-approved policy limits. The Corporation’s current interest rate risk policy limits are determined by measuring the anticipated change in net interest income over a twelve-month horizon assuming a 200 basis point immediate and sustained increase or decrease in all interest rates.  The following table shows the Corporation’s estimated earnings sensitivity profile as of December 31, 2001:

Change in Interest Rates (basis points)	Percentage Change in Net Income (12 Months)
+200	(9.00)%
-200	11.52%

                The following table shows the Corporation’s estimated earnings sensitivity profile as of December 31, 2000:

Change in Interest Rates (basis points)	Percentage Change in Net Income (12 Months)
+200	13.7%
-200	(10.1)%

                Given an immediate and sustained 200 basis point increase in the yield curve used in the simulation model, it is estimated that net income for the Corporation would decrease by 9.00% over one year.  A 200 basis point immediate and sustained decrease in interest rates would increase net income by 11.52% over one year.  In order to reduce the exposure to interest rate fluctuations and to manage liquidity, the Corporation has developed sale procedures for several types of interest-sensitive assets.  All long-term, fixed rate single family residential mortgage loans underwritten according to Federal Home Loan Mortgage Corporation guidelines are sold for cash upon origination. Periodically, additional assets such as short-term commercial loans are also sold.  In 2001 and 2000, $119.8 million and $28.8 million, respectively, of fixed rate residential mortgages were sold. In addition in 2000, certain primarily short-term, fixed rate commercial loans were sold to a third party.  Management focuses its efforts on consistent net interest revenue and net interest margin growth through each of the retail and wholesale business lines.  The Corporation does not currently engage in trading activities.

Capital Resources

                Total shareholders’ equity increased from $181.9 million at December 31, 2000 to $191.6 million at December 31, 2001.  The primary source of capital of the Corporation is retained earnings.  Cash dividends were $0.81 per share for 2001 and $0.75 per share for 2000.

                Regulatory guidelines require bank holding companies, commercial banks, and savings banks to maintain certain minimum ratios and define companies as “well capitalized” that sufficiently exceed the minimum ratios.  The banking regulators may alter minimum capital requirements as a result of revising their internal policies and their ratings of individual institutions.  To be “well capitalized” banks and bank holding companies must maintain a Tier 1 leverage ratio of no less than 5.0%, a Tier 1 risk based ratio of no less than 6.0%, and a total risk based ratio of no less than 10.0%.  The Corporation’s ratios as of December 31, 2001 were 6.44%, 9.11%, and 10.32%, respectively.  Community Trust Bancorp, Inc. and all banking affiliates met the criteria for “well capitalized” at December 31, 2001.

                On February 1, 2002, the Corporation issued an additional $25 million of trust preferred securities through an issuance by CTBI Preferred Capital Trust II, a wholly owned subsidiary grantor trust.  The trust preferred securities bear interest at an annual rate of 8.25%, have a redemption date of March 31, 2007, and mature on March 31, 2032.  Proceeds of $8 million from this offering were used to pay off a revolving line of credit with Bank One, N.A.; $12.4 million was used for payment of the redemption of senior notes on February 25, 2002.  It is anticipated that the issuance of the trust preferred securities will increase the Tier 1 risk based capital ratio, total risk based capital ratio, and leverage ratio by 132 basis points, 131 basis points, and 97 basis points, respectively.

                As of December 31, 2001, management is not aware of any current recommendations by banking regulatory authorities which, if they were to be implemented, would have, or are reasonably likely to have, a material adverse impact on the Corporation’s liquidity, capital resources, or operations.

Impact of Inflation, Changing Prices and Local Economic Conditions

                The majority of the Corporation’s assets and liabilities are monetary in nature.  Therefore, the Corporation differs greatly from most commercial and industrial companies that have significant investments in non-monetary assets, such as fixed assets and inventories.  However, inflation does have an important impact on the growth of assets in the banking industry and on the resulting need to increase equity capital at higher than normal rates in order to maintain an appropriate equity to assets ratio.  Inflation also affects other expenses, which tend to rise during periods of general inflation.

                Management believes the most significant impact on financial and operating results is the Corporation’s ability to react to changes in interest rates.  Management seeks to maintain an essentially balanced position between interest sensitive assets and liabilities in order to protect against the effects of wide interest rate fluctuations.

                Our success is dependent on the general economic conditions of the communities we serve.  Unlike larger banks that are more geographically diversified, we provide financial and banking services primarily to eastern, central, and south central Kentucky and southern West Virginia.  The economies of a majority of these markets are dependent to a significant extent on the coal industry and coal related industries.  The economic conditions in these areas have a significant impact on loan demand, the ability of borrowers to repay these loans, and the value of the collateral securing these loans.  A significant decline in general economic conditions, and in particular the coal industry, will affect these local economic conditions and will negatively affect the financial results of our banking operations.  Factors influencing general conditions include inflation, recession, unemployment, and other factors beyond our control.

Contractual Obligations and Commitments

                As disclosed in the notes to the consolidated financial statements, the Corporation has certain obligations and commitments to make future payments under contracts.  At December 31, 2001, the aggregate contractual obligations and commitments are:

	Payments Due by Period
Contractual Obligations:	Total	1 Year	2-5 Years	After 5 Years
	(in thousands)
Long-term debt	$13,444	$0	$13,444	$0
Annual rental commitments under leases	11,329	1,164	4,325	5,840
Total	$24,773	$1,164	$17,769	$5,840

	Amount of Commitment — Expiration by Period
Other Commitments:	Total	1 Year	2-5 Years	After 5 Years
	(in thousands)
Standby letters of credit	$17,415	$16,022	$1,393	$0
Commitments to extend credit	274,633	175,765	21,971	76,897
Total	$292,048	$191,787	$23,364	$76,897

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

                The Corporation currently does not engage in any derivative or hedging activity.  Analysis of the Corporation’s interest rate sensitivity can be found above.

Item 8. Financial Statements

Consolidated Balance Sheets

	December 31
	2001	2000
	(dollars in thousands)
Assets:
Cash and due from banks	$96,173	$72,725
Federal funds sold	113,623	96,990
Securities available-for-sale at fair value (amortized cost of $364,218 and $236,252, respectively)	367,233	236,620
Securities held-to-maturity at amortized cost (fair value of $85,088 and $47,053, respectively)	83,324	48,976

Loans	1,711,072	1,694,525
Allowance for loan losses	(23,648)	(25,886)
Net loans	1,687,424	1,668,639

Premises and equipment, net	51,101	49,029
Excess of cost over net assets acquired (net of accumulated amortization of $18,796 and $15,096, respectively)	64,534	56,320
Other assets	40,493	35,096
Total assets	$2,503,905	$2,264,395

Liabilities and shareholders’ equity:
Deposits
Noninterest bearing	$320,437	$254,642
Interest bearing	1,835,335	1,689,274
Total deposits	2,155,772	1,943,916

Federal funds purchased and other short-term borrowings	82,584	58,951
Advances from Federal Home Loan Bank	9,525	13,326
Trust preferred securities	34,500	34,500
Long-term debt	13,444	13,560
Other liabilities	16,474	18,238
Total liabilities	2,312,299	2,082,491

Shareholders’ equity:
Preferred stock, 300,000 shares authorized and unissued
Common stock, $5 par value, shares authorized 25,000,000; shares outstanding 2001 - 11,425,770; 2000 - 11,700,895	57,129	58,352
Capital surplus	51,122	54,892
Retained earnings	81,395	68,421
Accumulated other comprehensive income, net of tax	1,960	239
Total shareholders’ equity	191,606	181,904

Total liabilities and shareholders’ equity	$2,503,905	$2,264,395

See notes to consolidated financial statements.

Consolidated Statements of Income

	Year Ended December 31
	2001	2000	1999
	(in thousands except per share data)
Interest income:
Interest and fees on loans	$151,001	$155,447	$139,747
Interest and dividends on securities
Taxable	16,753	14,960	17,920
Tax exempt	2,885	2,926	2,952
Other, including interest on fed funds sold	6,196	2,416	2,897
Total interest income	176,835	175,749	163,516

Interest expense:
Interest on deposits	85,609	83,248	71,961
Interest on federal funds purchased and other short-term borrowings	3,191	3,110	2,307
Interest on advances from Federal Home Loan Bank	645	863	1,182
Interest on long-term debt	4,272	4,294	4,290
Total interest expense	93,717	91,515	79,740

Net interest income	83,118	84,234	83,776
Provision for loan and lease losses	9,185	9,217	9,105
Net interest income after provision for loan losses	73,933	75,017	74,671

Noninterest income:
Service charges on deposit accounts	11,086	9,671	9,581
Gains on sales of loans, net	2,554	942	1,651
Trust income	2,520	2,523	2,411
Securities gains, net	775	59	0
Other	6,839	6,331	7,383
Total noninterest income	23,774	19,526	21,026

Noninterest expense:
Salaries and employee benefits	31,093	29,686	30,453
Occupancy, net	5,291	5,148	4,934
Equipment	3,593	3,878	4,773
Data processing	3,973	3,658	3,515
Stationery, printing, and office supplies	1,364	1,226	1,556
Taxes other than payroll, property, and income	2,231	2,069	1,250
FDIC insurance	395	376	297
Other	16,998	15,886	17,610
Total noninterest expense	64,938	61,927	64,388

Income before income taxes	32,769	32,616	31,309
Income taxes	10,497	10,270	9,464
Net income	$22,272	$22,346	$21,845

Basic earnings per share	$1.93	$1.87	$1.79
Diluted earnings per share	$1.93	$1.87	$1.79

See notes to consolidated financial statements.

Consolidated Statements of Changes in Shareholders’ Equity

	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Total
	(in thousands except per share and share amounts)
Balance, January 1, 1999	$50,325	$28,057	$84,827	$1,586	$164,795
Net income			21,845		21,845
Other comprehensive income, net of tax:
Net change in unrealized appreciation on securities available-for-sale, net of tax of ($2,532)				(4,710)	(4,710)
Comprehensive income					17,135
Cash dividends declared ($0.72 per share)			(8,769)		(8,769)
To record 10% common stock dividend	5,029	17,853	(22,882)		0
Issuance of 44,587 shares of common stock	204	555			759
Purchase of 76,348 shares of common stock	(342)	(1,159)			(1,501)
Balance, December 31, 1999	55,216	45,306	75,021	(3,124)	172,419
Net income			22,346		22,346
Net change in unrealized appreciation on securities available-for-sale, net of tax of $1,811				3,363	3,363
Comprehensive income					25,709
Cash dividends declared ($0.75 per share)			(9,100)		(9,100)
To record 10% common stock dividend	5,532	14,314	(19,846)		0
Issuance of 41,060 shares of common stock	201	498			699
Purchase of 521,460 shares of common stock	(2,597)	(5,226)			(7,823)
Balance, December 31, 2000	58,352	54,892	68,421	239	181,904
Net income			22,272		22,272
Net change in unrealized appreciation on securities available-for-sale, net of tax of $927				1,721	1,721
Comprehensive income					23,993
Cash dividends declared ($0.81 per share)			(9,297)		(9,297)
Issuance of 90,118 shares of common stock	451	1,004			1,455
Purchase of 334,742 shares of common stock	(1,674)	(4,775)			(6,449)
Balance, December 31, 2001	$57,129	$51,122	$81,395	$1,960	$191,606

See notes to consolidated financial statements

Consolidated Statements of Cash Flows

	Year Ended December 31
	2001	2000	1999
	(in thousands)
Cash flows from operating activities:
Net income	$22,272	$22,346	$21,845
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,451	7,095	7,654
Change in net deferred tax asset, net	1,465	545	(47)
Provision for loan and other real estate losses	9,514	9,442	9,279
Securities gains, net	(775)	(59)	0
Gains on sale of mortgage loans held for sale	(2,554)	(688)	(1,651)
Gains on sale of other loans	0	(254)	0
Gains or losses on sale of assets, net	2	(345)	(201)
Proceeds from sale of mortgage loans held for sale	119,775	28,847	77,054
Amortization (accretion) of securities premiums, net	(291)	252	454
Change in mortgage loans held for sale, net	(534)	250	4,709
Changes in:
Other liabilities	(1,764)	5,706	7,524
Other assets	(10,505)	(609)	(3,681)
Net cash provided by operating activities	144,056	72,528	122,939

Cash flows from investing activities:
Securities available-for-sale (AFS):
Proceeds from sales	26,827	14,043	0
Proceeds from prepayments and maturities	117,166	79,114	79,900
Purchase of AFS securities	(270,908)	(54,282)	(56,535)
Securities held-to-maturity (HTM):
Proceeds from prepayments and maturities	16,057	11,688	23,000
Purchase of HTM securities	(50,390)	(390)	0
Proceeds from sale of loans	0	6,554	0
Change in loans, net	(147,726)	(122,762)	(209,906)
Purchase of premises, equipment, and other real estate	(6,403)	(1,737)	(1,845)
Proceeds from sale of premises and equipment	564	967	70
Proceeds from sale of other real estate	5,470	2,064	2,407
Assets acquired net of cash	(11,913)	0	0
Net cash (used in) investing activities	(321,256)	(64,741)	(162,909)

Cash flows from financing activities:
Change in deposits, net	211,856	66,582	(43,807)
Change in federal funds purchased and other short-term borrowings, net	23,633	7,825	2,221
Advances from Federal Home Loan Bank	0	103	12
Payments on advances from Federal Home Loan Bank	(3,801)	(3,701)	(34,472)
Payments on long-term debt	(116)	(114)	(149)
Issuance of common stock	1,455	699	759
Repurchase of common stock	(6,449)	(7,823)	(1,501)
Dividends paid	(9,297)	(9,100)	(8,769)
Net cash provided by (used in) financing activities	217,281	54,471	(85,706)
Net increase (decrease) in cash and cash equivalents	40,081	62,258	(125,676)
Cash and cash equivalents at beginning of year	169,715	107,457	233,133
Cash and cash equivalents at end of year	$209,796	$169,715	$107,457

See notes to consolidated financial statements

Notes to Consolidated Financial Statements

1.  Accounting Policies

                Basis of Presentation — The consolidated financial statements include Community Trust Bancorp, Inc. (the “Corporation”) and its subsidiaries, including its principal subsidiary, Community Trust Bank, National Association (the “Bank”).  Intercompany transactions and accounts have been eliminated in consolidation.  In preparing financial statements, management must make certain estimates and assumptions.  These estimates and assumptions affect the amounts reported for assets, liabilities, revenues, and expenses, as well as affecting the disclosures provided.  Future results could differ from the current estimates.  Such estimates include, but are not limited to, the allowance for loan losses and goodwill (the excess of cost over net assets acquired).

                Nature of Operations — Substantially all assets, liabilities, revenues, and expenses are related to banking operations, including lending, investing of funds, and obtaining of deposits and other financing.  All of the Corporation’s business offices and the majority of its business are located in eastern and central Kentucky and central and western West Virginia.

                Cash and Cash Equivalents — Cash and cash equivalents include cash on hand, amounts due from banks, interest bearing deposits in other financial institutions and federal funds sold.  Generally, federal funds are sold for one-day periods.

                Securities — Management determines the classification of securities at purchase.  In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” the Corporation classifies securities into held-to-maturity or available-for-sale categories.  Held-to-maturity securities are those which the Corporation has the positive intent and ability to hold to maturity and are reported at amortized cost.  Available-for-sale securities are those the Corporation may decide to sell if needed for liquidity, asset/liability management, or other reasons.  Available-for-sale securities are reported at fair value, with unrealized gains and losses included as a separate component of shareholders’ equity, net of tax.  If declines in fair value are not temporary, the carrying value of the securities is written down to fair value as a realized loss.

                Gains or losses on disposition of securities are computed by specific identification for all securities except for shares in mutual funds, which are computed by average cost.  Interest and dividend income, adjusted by amortization of purchase premium or discount, is included in earnings.

                Loans — Loans are reported at the carrying value of unpaid principal reduced by unearned interest and an allowance for loan losses.  Income is recorded on the level yield basis.  Interest accrual is discontinued when management believes, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that collection of interest is doubtful.  Any loan greater than 90 days past due must be well secured and in the process of collection to continue accruing interest.  Cash payments received on nonaccrual loans generally are applied against principal, and interest income is only recorded once principal recovery is reasonably assured.  Loans are not reclassified as accruing until principal and interest payments are brought current and future payments appear reasonably certain.

                Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated market value in the aggregate.  Net unrealized losses are recognized in a valuation allowance by charges to income.

                The adequacy of the allowance is reviewed quarterly by management using a methodology that includes several key factors.  The Corporation utilizes an internal risk grading system for commercial credits, and those larger commercial credits identified through this grading system as having weaknesses are individually reviewed for their ability and potential to repay their loans.  The borrower’s cash flow, adequacy of collateral held for the loan, and other options available to the Corporation including legal avenues are all evaluated.  Based upon this individual credit evaluation, a specific allocation to the allowance may be made for the loan.

                For other commercial loans that are not individually evaluated, an allowance allocation is determined by applying a three-year moving average historical loss rate for this group of loans.  Consumer installment and residential mortgage loans are not individually risk graded.  Allowance allocations are provided for these pools of loans based upon a three-year moving average historical loss rate for each of these categories of loans.

                A portion of the allowance that is not allocated to any particular loan type is maintained in recognition of the inherent inability to precisely determine the loss potential in any particular loan or pool of loans.  Among the factors used by management in determining the unallocated portion of the allowance are current economic conditions, trends in the Corporation’s loan portfolio delinquency, losses and recoveries, level of underperforming and nonperforming loans, and concentrations of loans in any one industry.  These factors are reviewed quarterly and adjusted as deemed appropriate by management.  Management also considers the overall growth of the loan portfolio.  Adjustment of these factors could result in an adjustment to results of operations.

                The Corporation has not substantively changed any aspect of its overall approach in the determination of the allowance for loan losses.  There have been no material changes in assumptions or estimation techniques as compared to prior years that impacted the determination of the current year allowance.

                Premises and Equipment — Premises and equipment are stated at cost less accumulated depreciation and amortization.  Capital leases are included in premises and equipment, at the capitalized amount less accumulated amortization.

                Depreciation and amortization are computed primarily using the straight-line method.  Estimated useful lives range up to 40 years for buildings, 2 to 10 years for furniture, fixtures, and equipment, and up to the lease term for leasehold improvements.  Capitalized leased assets are amortized on a straight-line basis over the lives of the respective leases.

                Other Real Estate — Real estate acquired by foreclosure is carried at the lower of the investment in the property or its fair value.  An allowance for estimated losses on real estate is provided by a charge to operating expense when a subsequent decline in value occurs.  Operating expenses of such properties, net of related income, and gains and losses on disposition are included in other expenses.

                Purchase Accounting — At date of purchase, net assets of subsidiaries acquired are recorded at fair value.  Any excess of cost over net assets acquired (goodwill) is amortized by the straight-line method primarily over fifteen years.  Management reviews the earnings of the operations acquired for evidence of impairment of the unamortized amount.

                Income Taxes — Income tax expense is based on the taxes due on the consolidated tax return plus deferred taxes based on the expected future tax consequences of temporary differences between carrying amounts and tax bases of assets and liabilities, using enacted tax rates.

                Earnings Per Share (“EPS”) — Basic EPS is calculated by dividing net income available to common shareholders by the weighted average number of common shares outstanding.

                Diluted EPS adjusts the number of weighted average shares of common stock outstanding under the treasury stock method, which includes the dilutive effect of stock options.

                Basic and diluted EPS have been restated for 1999 to reflect the 10 percent common stock dividend paid on April 15, 2000.

                Derivative Instruments and Hedging Activities — On January 1, 2001, the Corporation adopted SFAS No. 133, Accounting for Derivative Instruments and Certain Hedging Activities, as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities.  SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities.  It requires that all derivatives, including those embedded in other contracts, be recognized as either assets or liabilities and that those financial instruments be measured at fair value.  The accounting for changes in the fair value of derivatives depends on their intended use and designation.  Management has reviewed the requirements of SFAS No. 133 and has determined that the Corporation has no freestanding or embedded derivatives.  All contracts that contain provisions meeting the definition of a derivative also meet the requirements of, and have been designated as, normal purchases or sales.  The Corporation’s policy is to not use freestanding derivatives and to not enter into contracts with terms that cannot be designated as normal purchases or sales.  This statement did not impact the Corporation’s financial position or results of operation.

                Business Combinations — The Corporation adopted SFAS No. 141, Business Combinations, effective July 1, 2001.  This statement addresses financial accounting and reporting for business combinations and supersedes APB Opinion No. 16, Business Combinations, and SFAS No. 38, Accounting for Preacquisition Contingencies of Purchased Enterprises.  Under the new accounting standard, all business combinations are to be accounted for using one method, the purchase method.

                Goodwill and other Intangible Assets — Effective January 1, 2002, the Corporation adopted SFAS No. 142, Goodwill and other Intangible Assets.  Upon adoption, the Corporation ceased amortizing goodwill of approximately $59.5 million arising from previous purchase transactions.  This will reduce amortization expense on an annual basis beginning in 2002 by $3.1 million and increase earnings on an annual basis beginning in 2002 by $2.3 million.  Goodwill will continue to be evaluated for impairment in accordance with SFAS No. 142.

                Reclassification — Certain reclassifications have been made in the prior year financial statements to conform to current year classifications.

2.  Business Combinations

                On January 26, 2001, Community Trust Bank, N.A. acquired certain deposits, loans, and fixed assets of The Bank of Mt. Vernon, Inc.  The offices acquired from The Bank of Mt. Vernon, Inc. are located in Mt. Vernon, Somerset, Richmond, and Berea, Kentucky.  The offices acquired had deposits totaling $109.3 million and loans totaling $79 million.  The purchase price paid by Community Trust Bank, N.A. for the offices was a 9.5% premium on the non-brokered deposits as of the closing date plus approximately $1.6 million for fixed assets, $12.6 million for investment securities, and $1.0 million for the cash held at the acquired branches of The Bank of Mt. Vernon.

                During the third quarter 2001, the Corporation acquired 75.28% of the outstanding shares of Citizens National Bank and Trust of Hazard, Kentucky independently valued at that time at $15.1 million in lieu of a debt owed to the Corporation by a Citizens’ shareholder.  On January 3, 2002, the Corporation acquired the remaining 24.72% of Citizens National for $4.9 million.  Citizens National had total assets of $138.5 million and equity capital of $19.4 million as of December 31, 2001.  On March 15, 2002, Citizens National was merged into the Corporation’s lead bank, Community Trust Bank, National Association.

3.  Cash and Due from Banks

                Included in cash and due from banks are noninterest bearing deposits that are held at the Federal Reserve or maintained in vault cash in accordance with regulatory reserve requirements.  The balance requirements were $26.1 million and $21.3 million at December 31, 2001 and 2000, respectively.  In late June 2000, the Corporation implemented, with Federal Reserve’s approval, a “Threshold Balance Program” which allows for the reporting of certain transaction accounts as non-transaction accounts thus lowering its reserve requirements.  Cash paid during the years ended 2001, 2000, and 1999 for interest was $97.1 million, $89.3 million, and $80.0 million, respectively.  Cash paid during the same periods for income taxes was $9.4 million, $8.1 million and $9.6 million, respectively.

4.  Securities

                Amortized cost and fair value of securities at December 31, 2001 are as follows:

Available-for-Sale

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
U.S. Treasury and government agencies	$51,726	$426	$(805)	$51,347
State and political subdivisions	40,812	594	(141)	41,265
U.S. agency mortgage-backed pass through certificates	229,400	3,345	(240)	232,505
Collateralized mortgage obligations	9,654	248	(1)	9,901
Other debt securities	26,258	85	0	26,343
Total debt securities	357,850	4,698	(1,187)	361,361
Marketable equity securities	6,368	14	(510)	5,872
	$364,218	$4,712	$(1,697)	$367,233

Held-to-Maturity

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
U.S. Treasury and government agencies	$57,499	$1,146	$0	$58,645
State and political subdivisions	23,739	608	(6)	24,341
U.S. agency mortgage-backed pass through certificates	2,086	16	0	2,102
	$83,324	$1,770	$(6)	$85,088

                Amortized cost and fair value of securities at December 31, 2000 are as follows:

Available-for-Sale

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
U.S. Treasury and government agencies	$28,464	$471	$(18)	$28,917
States and political subdivisions	33,799	532	(294)	34,037
U.S. agency mortgage-backed pass through certificates	117,085	457	(713)	116,829
Collateralized mortgage obligations	15,104	65	(66)	15,103
Other debt securities	35,352	16	(41)	35,327
Total debt securities	229,804	1,541	(1,132)	230,213
Marketable equity securities	6,448	28	(69)	6,407
	$236,252	$1,569	$(1,201)	$236,620

Held-to-Maturity

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
U.S. Treasury and government agencies	$11,499	$0	$(2,332)	$9,167
State and political subdivisions	27,653	477	(8)	28,122
U.S. agency mortgage-backed pass through certificates	6,545	0	(39)	6,506
Collateralized mortgage obligations	3,279	0	(21)	3,258
	$48,976	$477	$(2,400)	$47,053

                The amortized cost and fair value of securities at December 31, 2001 by contractual maturity are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or prepayment penalties.

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in thousands)
Due in one year or less	$23,607	$23,647	$5,528	$5,606
Due after one through five years	10,319	10,788	36,472	37,576
Due after five through ten years	47,698	47,036	38,393	38,924
Due after ten years	10,914	11,141	845	880
Mortgage-backed securities and collateralized mortgage obligations	239,054	242,406	2,086	2,102
Other securities	26,258	26,343	0	0
	357,850	361,361	83,324	85,088
Marketable equity securities	6,368	5,872	0	0
	$364,218	$367,233	$83,324	$85,088

                Gross gains of $0.8 million were realized on sales and calls in 2001 and gross gains of $0.1 million were realized on sales and calls in 2000.  No gains or losses on sales or calls were realized in 1999.

                In 2001, the Corporation acquired 75.28% of the outstanding stock of Citizens National Bank and Trust, Hazard.  At the time of acquisition, the Corporation elected under SFAS No. 115 to reclassify securities totaling $6,000,000 from held-to-maturity to available-for-sale.  This election was made pursuant to the SFAS No. 115 exception allowing the Corporation to restructure the acquired portfolio to conform to the Corporation’s investment portfolio objectives.

                Securities in the amount of $289 million and $225 million at December 31, 2001 and 2000, respectively, were pledged to secure public deposits, trust funds, securities sold under repurchase agreements, and advances from the Federal Home Loan Bank.

5.  Loans

                Major classifications of loans, net of unearned income, are summarized as follows:

	December 31
	2001	2000
	(in thousands)
Commercial, secured by real estate	$510,070	$469,646
Commercial, other	280,222	303,141
Real estate construction	98,441	93,191
Real estate mortgage	425,198	435,110
Consumer	390,311	386,504
Equipment lease financing	6,830	6,933
	$1,711,072	$1,694,525

                Included in loan balances are loans held for sale in the amount of $1.2 million and $0.7 million at December 31, 2001 and at December 31, 2000, respectively.  The amount of loans on a non-accruing income status was $30.5 million and $22.7 million at December 31, 2001 and December 31, 2000, respectively.  Additional interest which would have been recorded during 2001, 2000, and 1999 if such loans had been accruing interest was approximately $2.6 million, $2 million, and $1.3 million, respectively.

                At December 31, 2001 and 2000, the recorded investment in impaired loans was $22.9 million and $15.6 million, respectively.  Included in these amounts at December 31, 2001 and December 31, 2000, respectively are $8.1 million and $5.6 million of impaired loans for which specific reserves for loan losses are carried in the amounts of $3.2 million and $2.4 million.  The average investment in impaired loans for 2001 and 2000 was $23.4 million and $15.6 million, respectively while interest income of $651 thousand and $176 thousand was recognized on cash payments of $906 thousand and $176 thousand.

                In the ordinary course of business, the Corporation’s banking subsidiaries have made loans at prevailing interest rates and terms to directors and executive officers of the Corporation or its banking subsidiaries, including their associates (as defined by the Securities and Exchange Commission).  Management believes such loans were made on substantially the same terms, including interest rate and collateral, as those prevailing at the same time for comparable transactions with other persons.  The aggregate amount of these loans at January 1, 2001 was $30.7 million.  During 2001, activity with respect to these loans included new loans of $3.4 million, repayment of $1.3 million, and a net increase of $2.3 million due to changes in the status of executive officers and directors.  As a result of these activities, the aggregate balance of these loans was $35.1 million at December 31, 2001.

                At December 31, 2001, 2000, and 1999, loans serviced for the benefit of others, not included in the detail above, totaled $274 million, $255 million, and $276 million, respectively.

6.  Allowance for Losses

                Activity in the allowance for loan losses is as follows:

	2001	2000	1999
	(in thousands)
Balance, beginning of year	$25,886	$25,102	$26,089
Provision charged to operations	9,185	9,217	9,105
Recoveries	4,023	5,014	5,212
Charge-offs	(15,446)	(13,447)	(15,304)
Balance, end of year	$23,648	$25,886	$25,102

                Activity in the allowance for other real estate losses is as follows:

	2001	2000	1999
	(in thousands)
Balance, beginning of year	$686	$630	$623
Provision charged to operations	329	229	174
Charge-offs	(235)	(173)	(167)
Balance, end of year	$780	$686	$630

                Other real estate owned by the Corporation, net of reserves, included in Other assets at December 31, 2001 and 2000 was $2.6 million and $5.4 million, respectively.

7.  Premises and Equipment

                Premises and equipment are summarized as follows:

	December 31
	2001	2000
	(in thousands)
Land and buildings	$58,670	$52,440
Leasehold improvements	4,143	4,013
Furniture, fixtures, and equipment	27,149	21,903
Construction in progress	287	1,447
	90,249	79,803
Less accumulated depreciation and amortization	(39,148)	(30,774)
	$51,101	$49,029

                Depreciation and amortization of premises and equipment for 2001, 2000, and 1999 was $3.8 million, $4 million, and $4.5 million, respectively.

8.  Deposits

                Major classifications of deposits are categorized as follows:

	December 31
	2001	2000
	(in thousands)
Noninterest bearing deposits	$320,437	$254,642
NOW accounts	33,082	14,545
Money market deposits	391,075	350,535
Savings	177,153	134,919
Certificates of deposit of $100,000 or more	385,724	367,494
Certificates of deposit less than $100,000 and other time deposits	848,301	821,781
	$2,155,772	$1,943,916

                Interest expense on deposits is categorized as follows:

	2001	2000	1999
	(in thousands)
Savings, NOW, and money market accounts	$13,343	$18,095	$16,216
Certificates of deposit of $100,000 or more	22,812	20,001	16,188
Other time deposits	49,454	45,152	39,557
	$85,609	$83,248	$71,961

9.  Advances from Federal Home Loan Bank

                The advances from the Federal Home Loan Bank are due for repayment as follows:

	December 31
	2001	2000
	(in thousands)
Due in one year or less	$4,197	$4,128
Due in one to five years	4,126	7,412
Due in five to ten years	1,156	1,733
Due after ten years	46	53
	$9,525	$13,326

                These advances generally require monthly principal payments and are collateralized by Federal Home Loan Bank stock of $18 million and certain first mortgage loans totaling $12.9 million as of December 31, 2001.  Fixed rate advances total $9.5 million at December 31, 2001 and have interest rates ranging from 1.00% to 7.05%.  There were no variable rate advances at year-end.

10. Borrowings

                Short-term debt is categorized as follows:

	December 31
	2001	2000
	(in thousands)
Parent Company:
Revolving line of credit, 4.18% interest due semiannually, $14 million with $6 million available to meet future cash needs	$8,000	$5,500
Subsidiaries:
Federal funds purchased	16,864	13,833
Securities sold under agreements to repurchase	57,720	39,618
	$82,584	$58,951

                Generally, federal funds purchased and securities sold under agreements to repurchase mature and reprice daily.  The average rates paid for federal funds purchased and repurchase agreements as of December 31, 2001 were 1.79% and 2.28%, respectively.

Effective February 1, 2002, the Corporation paid off and closed the revolving line of credit with Bank One, N.A. using a portion of the proceeds of the CTBI Preferred Capital Trust II offering as detailed in note 11.

                Long-term debt is categorized as follows:

	December 31
	2001	2000
	(in thousands)
Parent Company:
Ten year senior notes, 8.25% interest, due January 1, 2003; interest payable semiannually; redeemable in whole or in part at the option of the Corporation at any time on or after January 1, 1999	$12,230	$12,230
Subsidiaries:
Capital lease obligations, interest at lender’s prime rate, payable in quarterly principal and interest installments of $0.1 million, adjusted for prime rate changes through September 2004, secured by real property; the Bank has a purchase option in September 2004 for $0.9 million or a renewal option for five years	1,212	1,291
Other	2	39
	$13,444	$13,560

On February 25, 2002, the Corporation redeemed all of the $12.2 million in remaining principal amount of outstanding 8.25% senior notes due January 1, 2003, at a redemption price of 100.5% of the principal amount of the notes, plus accrued interest to the redemption date.  The Corporation paid the redemption price with a portion of the proceeds of the CTBI Preferred Capital Trust II offering as detailed in note 11.

11. Company-Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trusts Holding Solely the Junior Subordinated Debentures of the Corporation

                The following table is a summary of the trust preferred securities as of December 31, 2001:

Issuance Trust	Issuance Date	Debentures Amount	Rate Amount	Rate Type	Maturity Date	Redemption Date
CTBI Preferred Capital Trust	3/31/97	$34,500	9.00%	Fixed	3/31/27	3/31/07

                On February 1, 2002, the Corporation issued an additional $25 million of trust preferred securities through an issuance by CTBI Preferred Capital Trust II, a wholly owned subsidiary grantor trust.  The debentures, in the amount of $25.8 million, bear interest at an annual rate of 8.25%, have a redemption date of March 31, 2007, and mature on March 31, 2032.  Proceeds of $8 million from this offering were used to pay off a revolving line of credit with Bank One, N.A.; $12.4 million was used for payment of the redemption of senior notes on February 25, 2002.

12. Federal Income Taxes

                The components of the provision for income taxes, exclusive of tax effect of unrealized securities gains, are as follows:

	2001	2000	1999
	(in thousands)
Currently payable	$9,032	$9,725	$9,511
Deferred	1,465	545	(47)
	$10,497	$10,270	$9,464

                The components of the net deferred tax asset as of December 31 are as follows:

	2001	2000
	(in thousands)
Deferred tax assets
Allowance for loan losses	$8,277	$9,060
Interest on nonperforming loans	1,820	1,295
Other	1,142	1,264
Total deferred tax assets	11,239	11,619

Deferred tax liabilities
Depreciation	(3,746)	(3,598)
FHLB stock dividends	(2,712)	(2,296)
Other	(1,702)	(1,181)
Total deferred tax liabilities	(8,160)	(7,075)

Net deferred tax asset	$3,079	$4,544

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

	2001	2000	1999
	(in thousands)
Tax at statutory rate	$11,469	$11,415	$10,958
Tax-exempt interest	(1,288)	(1,372)	(1,465)
Other, net	316	227	(29)
	$10,497	$10,270	$9,464

13. Employee Benefits

                The Corporation has a KSOP plan covering substantially all employees.  Half of the first 8% of wages contributed by an employee is matched and goes into the savings and retirement portion of the plan.  Employees may contribute additional non-matched amounts up to maximum limits provided by IRS regulations, and the Corporation may at its discretion, contribute an additional percentage of covered employees’ gross wages.

                The Corporation currently contributes 4% of covered employees’ gross wages to the employee stock ownership plan (ESOP) portion of the plan.  The ESOP uses the contribution to acquire shares of the Corporation’s common stock.  The KSOP plan owned 803,351 shares of Corporation stock at December 31, 2001.  Substantially all shares owned by the KSOP were allocated to employees’ accounts at December 31, 2001.  The market price of the shares at the date of allocation is essentially the same as the market price at the date of purchase.

                The total retirement plan expense, including KSOP expense, for 2001, 2000, and 1999 was $1.4 million in each year.

                The Corporation currently maintains two incentive stock option plans covering key employees; however, only one plan is active.  The 1998 Stock Option Plan (“1998 Plan”) was approved by the Board of Directors and the Shareholders in 1998.  The 1998 Plan has 786,500 shares authorized, 504,091 of which were available at December 31, 2001 for future grants.  All options granted have a maximum term of ten years.  Options granted as management retention options vest after five years, all other options vest ratably over four years.

                The Corporation has elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) and related interpretations in accounting for its employee stock options.  Under APB 25, because the exercise price of all employee stock options equals the market price of the underlying stock on the date of the grant, no compensation expense is recognized.

                The Corporation’s stock option activity for the 1998 Plan for the years ended December 31, 2001, 2000, and 1999 is summarized as follows:

	December 31
	2001		2000		1999
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of year	236,341	$19.21	127,916	$25.37	13,310	$25.37
Granted	110,500	17.00	109,820	17.14	117,628	20.40
Exercised	(5,351)	18.15	0	0	0	0
Forfeited/expired	(64,432)	18.91	0	0	(3,022)	20.05
Outstanding at end of year	277,058	$18.40	236,341	$19.21	127,916	$20.92

Exercisable at end of year	20,539	$18.40	5,081	$20.08	1,526	$20.05

                The 1998 Stock Option Plan had options with the following remaining lives at December 31, 2001:

1998 Option Plan
Remaining Life	Outstanding Options	Weighted Average Price
Six years	13,310	$25.38
Seven years	77,789	20.40
Eight years	85,709	17.00
Nine years	100,250	17.12
Total outstanding	277,058
Weighted average price		$18.40

                The 1989 Stock Option Plan (“1989 Plan”) has no remaining options available for grant.  The maximum term is ten years.  Options granted as management retention options vest after five years, all other options vest ratably over four years.

                The Corporation’s stock option activity for the 1989 Plan for the years ended December 31, 2001, 2000, and 1999 is summarized as follows:

	December 31
	2001		2000		1999
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of year	188,560	$17.33	221,108	$17.38	276,146	$16.88
Granted	0	0	0	0	0	0
Exercised	(47,858)	14.28	(2,995)	9.02	(19,715)	12.43
Forfeited/expired	(355)	20.60	(29,553)	18.41	(35,323)	16.23
Outstanding at end of year	140,347	$18.33	188,560	$17.33	221,108	$17.38

Exercisable at end of year	68,655	$17.24	45,930	$16.47	44,243	$15.75

                The 1989 Stock Option Plan had options with the following remaining lives at December 31, 2001:

1989 Option Plan
Remaining Life	Outstanding Options	Weighted Average Price
One year or less	3,993	$16.28
Two years	4,365	25.92
Three years	4,499	16.48
Four years	40,311	15.54
Five years	83,549	19.16
Six years	3,630	25.72
Total outstanding	140,347
Weighted average price		$18.33

                The related information for the 1998 Plan for 2001, 2000, and 1999 is summarized below.  No options were granted in 2001, 2000, or 1999 from the 1989 Plan.

                The weighted average fair value of options granted during the years 2001, 2000, and 1999 was $3.58, $5.79, and $2.05 per share, respectively.

                Had compensation cost for the Corporation’s stock options granted in 2001, 2000, and 1999 been determined under the fair value approach described in SFAS No. 123, Accounting for Stock-Based Compensation, the Corporation’s net income and earnings per share would have been reduced to the pro forma amounts indicated below:

		Years ended December 31
		2001	2000	1999
		(in thousands, except per share amounts)
Net income	As reported	$22,272	$22,346	$21,845
	Pro forma	22,015	21,947	21,688

Basic net income per share	As reported	$1.93	$1.87	$1.79
	Pro forma	1.93	1.84	1.78

Diluted net income per share	As reported	$1.93	$1.87	$1.79
	Pro forma	1.92	1.84	1.78

                The fair value of the options presented above was estimated at the date of the grant using a Black-Scholes option pricing model with the following weighted average assumptions for 2001, 2000, and 1999, respectively: risk-free interest rates of 4.95%, 6.87%, and 5.50%, dividend yields of 4.86%, 1.06%, and

3.95%, volatility factors of the expected market price of the Corporation’s common stock of 0.300, 0.300, and 0.170 and a weighted average expected option life of 5.0, 4.3, and 6.0 years.

14. Operating Leases

                Certain premises and equipment are leased under operating leases.  Minimum rental payments are as follows:

(in thousands)
2002	$1,164
2003	1,394
2004	1,400
2005	1,017
2006	514
Thereafter	5,840
$11,329

                Rental expense under operating leases was $0.7 million, $0.6 million, and $0.9 million in 2001, 2000, and 1999, respectively.

15. Fair Market Value of Financial Instruments

                The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

                Cash and Cash Equivalents — The carrying amount approximates fair value.

                Securities  — Fair values are based on quoted market prices or dealer quotes.

                Loans and Loans Held for Sale — The fair value of fixed rate loans and variable rate mortgage loans is estimated by discounting the future cash flows using current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.  For other variable rate loans, the carrying amount approximates fair value.

                FHLB Stock — The carrying value of Federal Home Loan Bank stock approximates fair value based on the redemption provisions of the Federal Home Loan Bank.

                Deposits — The fair value of demand deposits, savings accounts, and money market deposits is the amount payable on demand at the reporting date.  The fair value of fixed-maturity certificates of deposits is estimated by discounting the future cash flows using the rates currently offered for deposits of similar remaining maturities.

                Short-term Borrowings — The carrying amount approximates fair value.

                Advances from Federal Home Loan Bank — The fair value of these fixed-maturity advances is estimated by discounting future cash flows using rates currently offered for advances of similar remaining maturities.

                Long-term Debt — The fair value of long-term debt is estimated based on prices of comparable instruments.

                Other Financial Instruments — The estimated fair value for other financial instruments and off-balance sheet loan commitments approximates cost at December 31, 2001 and 2000.  Off-balance sheet loan commitments at December 31, 2001 and 2000 were $292,048,000 and $260,876,000, respectively.

                Commitments to Extend Credit — The fair value of commitments to extend credit is based upon the difference between the interest rate at which the Corporation is committed to make the loans and the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities, adjusted for the estimated volume of loan commitments actually expected to close.  The fair value of such commitments is not material.

	December 31
	2001		2000
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(in thousands)
Financial assets
Cash and cash equivalents	$209,796	$209,796	$169,715	$169,715
Securities	450,557	452,321	285,596	283,673
Loans	1,711,072	1,741,580	1,694,525	1,722,273
	$2,371,425	$2,403,697	$2,149,836	$2,175,661

Financial liabilities
Deposits	$2,155,772	$2,170,040	$1,943,916	$1,953,656
Short-term borrowings	82,584	82,584	58,951	58,951
Advances from Federal Home Loan Bank	9,525	9,277	13,326	13,250
Trust preferred securities	34,500	35,121	34,500	34,500
Long-term debt	13,444	14,229	13,560	14,181
	$2,295,825	$2,311,251	$2,064,253	$2,074,538

16. Off-Balance Sheet Transactions

                The Corporation’s banking subsidiaries are parties to transactions with off-balance sheet risk in the normal course of business to meet the financing needs of their customers.  These financial instruments include standby letters of credit and commitments to extend credit in the form of unused lines of credit.  The Corporation’s banking subsidiaries use the same credit policies in making commitments and conditional obligations as they do for on-balance sheet instruments and include these commitments and conditional obligations in their calculations as to the adequacy of their allowances for loan losses.

                At December 31, the banking subsidiaries had the following financial instruments, whose approximate contract amounts represent credit risk:

	2001	2000
	(in thousands)
Standby letters of credit	$17,415	$17,217
Commitments to extend credit	274,633	243,659

                Standby letters of credit represent conditional commitments to guarantee the performance of a third party.  The credit risk involved is essentially the same as the risk involved in making loans.

                Commitments to extend credit are agreements to lend to a customer as long as there is no violation of the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  The banking subsidiaries evaluate each customer’s credit-worthiness on a case-by-case basis.  Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  A portion of the commitments is to extend credit at fixed rates.  Fixed rate loan commitments at December 31, 2001 of $18.3 million have interest rates and terms ranging predominantly from 5.50% to 11.00% and 6 months to 1 year, respectively.  These credit commitments are based on prevailing rates, terms, and conditions applicable to other loans being made at December 31, 2001.  Collateral held varies but may include accounts receivable, inventory, property, equipment, and income-producing properties.

17. Concentration of Credit Risk

                The Corporation’s banking subsidiaries grant commercial, residential, and consumer loans to customers primarily located in Eastern Kentucky, Central Kentucky, and West Virginia.  The banking subsidiaries are continuing to increase all components of their portfolio mix in a manner to reduce risk from changes in economic conditions.  Although the loan portfolio is diverse, a certain portion of the Corporation’s debtors is economically dependent upon the coal industry for the ability to repay.  Concentrations of credit are reviewed quarterly by management to ensure that internally established limits based on Tier 1 Capital plus the Allowance for Loan Losses are not exceeded.  At December 31, 2001 and 2000, the Corporation’s concentration of coal mining and related support industries credits based on established limits was 33% and 42% of Tier 1 Capital plus the Allowance for Loan Losses, respectively.  Floorplan credits at December 31, 2001 remained at 23% of Tier 1 plus the Allowance for Loan Losses from the prior year-end.  These percentages are within the Corporation’s internally established limits regarding concentrations of credit.

18. Commitments and Contingencies

                The Corporation and its subsidiaries, and from time to time, its officers are named defendants in legal actions arising from normal business activities.  Management, after consultation with legal counsel, believes these actions are without merit or that the ultimate liability, if any, will not materially affect the Corporation’s consolidated financial position or results of operations.

19. Limitation on Subsidiary Bank Dividends

                The Corporation’s principal source of funds is dividends received from the subsidiary banks.  Regulations limit the amount of dividends that may be paid by the Corporation’s banking subsidiaries without prior approval.  During 2002, approximately $5.9 million plus any 2002 net profits can be paid by the Corporation’s banking subsidiaries without prior regulatory approval.

20. Regulatory Matters

                The Corporation and its banking subsidiaries are subject to various regulatory capital requirements administered by the federal banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory — and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material adverse effect on the Corporation’s financial statements.  Under capital adequacy and the regulatory framework for prompt corrective action, the Corporation must meet specific capital guidelines that involve quantitative measures of the Corporation’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices.  The Corporation’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

                Quantitative measures established by regulation to ensure capital adequacy require the Corporation to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 Capital (as defined in the regulations) to risk weighted assets (as defined) and of Tier 1 Capital (as defined) to average assets (as defined).  These measures also define banks and bank holding companies as “well capitalized” which meet or exceed higher minimum amounts and ratios (also set forth in the table below).  Management believes, as of December 31, 2001, the Corporation meets all capital adequacy requirements for which it is subject to be defined as well capitalized.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(in thousands)
As of December 31, 2001:
Total Capital
(to Risk Weighted Assets)	$180,017	10.32%	$139,548	8.00%	$174,435	10.00%
Tier 1 Capital
(to Risk Weighted Assets)	158,938	9.11%	69,786	4.00%	104,679	6.00%
Tier 1 Capital
(to Average Assets)	158,938	6.44%	98,719	4.00%	123,399	5.00%

As of December 31, 2000:
Total Capital
(to Risk Weighted Assets)	$181,157	10.51%	$137,893	8.00%	$172,366	10.00%
Tier 1 Capital
(to Risk Weighted Assets)	159,560	9.26%	68,924	4.00%	103,387	6.00%
Tier 1 Capital
(to Average Assets)	159,560	7.29%	87,550	4.00%	109,438	5.00%

21. Parent Company Financial Statements

Condensed Balance Sheets

	December 31
	2001	2000
	(in thousands)
Assets:
Cash on deposit	$6,853	$8,553
Securities available-for-sale	214	187
Investment in and advances to subsidiaries	240,685	223,632
Excess of cost over net assets acquired (net of accumulated amortization)	4,973	5,373
Other assets	1,787	1,579
Total assets	$254,512	$239,324

Liabilities and shareholders’ equity:
Short-term debt	$8,000	$5,500
Long-term debt	46,730	46,730
Other liabilities	8,176	5,190
Total liabilities	62,906	57,420

Shareholders’ equity	191,606	181,904

Total liabilities and shareholders’ equity	$254,512	$239,324

Condensed Statements of Income

	Year Ended December 31
	2001	2000	1999
	(in thousands)
Income:
Dividends from subsidiary banks	$28,200	$17,800	$12,000
Other income	14	55	236
Total income	28,214	17,855	12,236

Expenses:
Interest expense	4,508	4,571	4,569
Amortization expense	406	406	406
Other expenses	812	805	1,005
Total expenses	5,726	5,782	5,980

Income before income taxes and equity in undistributed income of subsidiaries	22,488	12,073	6,256
Applicable income taxes	(1,873)	(1,865)	(1,871)
Income before equity in undistributed income of subsidiaries	24,361	13,938	8,127
Equity in undistributed income of subsidiaries	(2,089)	8,408	13,718

Net income	$22,272	$22,346	$21,845

Condensed Statements of Cash Flows

	Year Ended December 31
	2001	2000	1999
	(in thousands)
Cash flows from operating activities:
Net income	$22,272	$22,346	$21,845
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization, net	406	406	406
(Gains) on sales of assets	0	(8)	0
Equity in undistributed earnings of subsidiaries	2,089	(8,408)	(13,718)
Change in other assets and liabilities, net	(1,413)	3,848	(1,890)
Net cash provided by operating activities	23,354	18,184	6,643

Cash flows from investing activities:
Payments to acquire subsidiary	(15,063)	0	0
Repayment of investments in and advances to subsidiaries	1,800	4,700	0
Proceeds from sale of investment securities	0	0	1,500
Proceeds from sale of fixed asset	0	176	0
Net cash provided by (used in) investing activities	(13,263)	4,876	1,500

Cash flows from financing activities:
Dividends paid	(9,297)	(9,100)	(8,769)
Net (repurchase) of common stock	(4,994)	(7,124)	(759)
Proceeds from short-term debt	2,500
Net cash used in financing activities	(11,791)	(16,224)	(9,528)

Net increase (decrease) in cash and cash equivalents	(1,700)	6,836	(1,385)
Cash and cash equivalents at beginning of year	8,553	1,717	3,102
Cash and cash equivalents at end of year	$6,853	$8,553	$1,717

22. Earnings Per Share

                The following table sets forth the computation of basic and diluted earnings per share:

	Year Ended December 31
	2001	2000	1999
	(in thousands except per share amounts)
Numerator:
Net income	$22,272	$22,346	$21,845

Denominator:
Basic earnings per share:
Weighted average shares	11,516,684	11,946,531	12,170,076
Diluted earnings per share:
Effect of dilutive securities — stock options	51,213	7,983	27,573
Adjusted weighted average shares	11,567,897	11,954,514	12,197,649

Earnings per share:
Basic earnings per share	1.93	1.87	1.79
Diluted earnings per share	1.93	1.87	1.79

                At December 31, 2001, 67,380 stock options at prices ranging from $20.66 to $25.92 and a weighted average price of $22.84 were outstanding and were not used in the computation of diluted earnings per share because their price was greater than the average market value of the common stock.  At December 31, 2000, 329,948 stock options at prices ranging from $16.16 to $25.92 and a weighted average price of $19.43 were outstanding and were not used in the computation of diluted earnings per share because their price was greater than the average market value of the common stock. At December 31, 1999, 146,380 stock options at prices ranging from $20.45 to $25.92 and a weighted average price of $21.26 were outstanding and were not used in the computation of diluted earnings per share because their price was greater than the average market value of the common stock.

Report of Management

                The management of Community Trust Bancorp, Inc. has the responsibility for the preparation, integrity and reliability of the financial statements and related financial information contained in this annual report.  Management believes the consolidated financial statements and related financial information reflect fairly the substance of the transactions and present fairly the Corporation’s financial position and results of operations in conformity with accounting principles generally accepted in the United States of America and prevailing practices within the banking industry including necessary judgments and estimates as required.

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

                Deloitte & Touche LLP, independent auditors have been engaged to render an independent professional opinion on the Corporation’s financial statements.  Their audit is conducted in accordance with auditing standards generally accepted in the United States of America and forms the basis for their reports as to the fair presentation of the Corporation’s financial position and results of operations contained in this annual report.

                Management has made an assessment of the Corporation’s internal control and procedures over financial reporting using the criteria described in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on that assessment, management believes that the Corporation maintained an effective system of internal control for financial reporting as of December 31, 2001.

March 29, 2002	/s/ Jean R. Hale
President and Chief Executive Officer

Report of Independent Auditors

To the Board of Directors and Shareholders

Community Trust Bancorp, Inc.

We have audited the accompanying consolidated balance sheets of Community Trust Bancorp, Inc. and subsidiaries as of December 31, 2001 and 2000 and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for the years then ended.  These financial statements are the responsibility of the Corporation’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.  The consolidated financial statements of Community Trust Bancorp, Inc. and subsidiaries for the year ended December 31, 1999 were audited by other auditors whose report, dated January 12, 2000, expressed an unqualified opinion on those statements.

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

In our opinion, such 2001 and 2000 consolidated financial statements present fairly, in all material respects, the financial position of Community Trust Bancorp, Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Louisville, Kentucky	/s/ Deloitte & Touche LLP
January 18, 2002
(except for Note 10, for which the date is February 25, 2002)

Report of Independent Auditors

To the Board of Directors and Shareholders

Community Trust Bancorp, Inc.

We have audited the accompanying consolidated financial statements of Community Trust Bancorp, Inc. and subsidiaries for the year ended December 31, 1999.  These financial statements are the responsibility of the Corporation’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Community Trust Bancorp, Inc. and subsidiaries at December 31, 1999, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

Columbus, Ohio	/s/ Ernst & Young LLP
January 12, 2000

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

                The Corporation’s Audit Committee replaced Ernst & Young LLP with Deloitte & Touche LLP as independent auditors for 2000.  Ernst & Young LLP had issued an unqualified opinion on the Corporation’s 1999 consolidated financial statements.  There were no disagreements with the present or former accountants on any matter of accounting principles or practices, financial statement disclosure, or scope of audit procedures.  The Corporation has authorized the former accountant to respond fully to the inquiries of the successor accountant.  For further information, refer to the Corporation’s 8-K and 8-K/A filed with the Securities and Exchange Commission for the event of April 25, 2000.

PART III

Items 10, 11, 12 and 13.  Directors and Executive Officers of the Registrant; Executive Compensation; Security Ownership of Certain Beneficial Owners and Management; and Certain Relationships and Related Transactions.

                The information required by these Items other than the information set forth above under Part I, “Executive Officers of Registrant,” is omitted because the Corporation is filing a definitive proxy statement pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report which includes the required information.  The required information contained in the Corporation’s proxy statement is incorporated herein by reference.

PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8–K

(a) The following documents are filed as a part of this report:

       Financial Statements and Financial Statement Schedules

Exhibit No.	Description of Exhibits

3.1	Articles of Incorporation and all amendments thereto (incorporated by reference to registration statement no. 33-35138)

3.2	By-laws of the Corporation, as amended July 25,1995 (incorporated by reference to registration statement no. 33-61891)

10.1	Community Trust Bancorp, Inc. Savings and Employee Stock Ownership Plan (incorporated by reference to registration statement no. 33-18961)

10.2

Second restated Pikeville National Corporation 1989 Stock Option Plan (commonly known as Community Trust Bancorp, Inc. 1989 Stock Option Plan) (incorporated by reference to registration statement no. 33-36165)

10.3	Community Trust Bancorp, Inc. 1998 Stock Option Plan (incorporated by reference to registration statement no. 333-74217)

10.4	Form of Severance Agreement between Community Trust Bancorp, Inc. and executive officers (currently in effect with respect to six executive officers)

10.5	Senior Management Incentive Compensation Plan (2002)

16	Letter of Ernst & Young, LLP regarding the change in certifying accountants (incorporated by reference to Form 8-K/A filed May 16, 2000)

21	List of subsidiaries

23.1	Consent of Deloitte & Touche LLP, Independent Auditors

23.2	Consent of Ernst & Young LLP, Independent Auditors

(b) Reports on Form 8-K required to be filed during the last quarter of 2001

None

(c) Exhibits

The response to this portion of Item 14 is submitted as a separate section of this report

(d) Financial Statement Schedules

None

SIGNATURES

                Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf the undersigned, thereunto duly authorized.

COMMUNITY TRUST BANCORP, INC.

March 29, 2002	By:	/s/ Jean R. Hale
Jean R. Hale
Vice Chairman, President and Chief Executive Officer

/s/ Kevin Stumbo
Kevin Stumbo
Chief Accounting Officer

Signatures

                Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

March 29, 2002	/s/ Burlin Coleman	Chairman of the Board and Director
Burlin Coleman

March 29, 2002	/s/ Jean R. Hale	Vice Chairman, President, and Chief Executive Officer
Jean R. Hale

March 29, 2002	/s/ Charles J. Baird	Director
Charles J. Baird

March 29, 2002	/s/ Nick A. Cooley	Director
Nick A. Cooley

March 29, 2002	/s/ William A. Graham, Jr.	Director
William A. Graham, Jr.

March 29, 2002	/s/ M. Lynn Parrish	Director
M. Lynn Parrish

March 29, 2002	/s/ E. M. Rogers	Director
E. M. Rogers

Community Trust Bancorp, Inc. and Subsidiaries

Index to Exhibits

Exhibit No.
3.1	Articles of Incorporation for the Corporation (incorporated herein by reference)

3.2	By-laws of the Corporation as amended through the date of this filing (incorporated herein by reference)

10.1	Community Trust Bancorp, Inc. Savings and Employee Stock Ownership Plan (incorporated herein by reference)

10.2	Second restated Pikeville National Corporation 1989 Stock Option Plan (commonly known as Community Trust Bancorp, Inc. 1989 Stock Option Plan) (incorporated herein by reference)

10.3	Community Trust Bancorp, Inc. 1998 Stock Option Plan (incorporated herein by reference)

10.4	Form of Severance Agreement between Community Trust Bancorp, Inc. and executive officers (currently in effect with respect to six executive officers)

10.5	Senior Management Incentive Compensation Plan (2002)

16	Letter of Ernst & Young, LLP regarding the change in certifying accountants (incorporated by reference to Form 8-K/A filed May 16, 2000)

21	List of subsidiaries

23.1	Consent of Deloitte & Touche LLP, Independent Auditors

23.2	Consent of Ernst & Young LLP, Independent Auditors