Form 10-Q
period 2002-03-31
COMMUNITY TRUST BANCORP INC /KY/
filed 2002-05-14
CIK 350852

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2002

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

Common stock - 11,402,063 shares outstanding at April 30, 2002

PART I - FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

The accompanying information has not been audited by independent public accountants; however, in the opinion of management such information reflects all adjustments necessary for a fair presentation of the results for the interim period. All such adjustments are of a normal and recurring nature.

The accompanying financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all of the disclosures normally required by accounting principles generally accepted in the United States of America or those normally made in the Registrant's annual report on Form 10-K. Accordingly, the reader of the Form 10-Q should refer to the Registrant's Form 10-K for the year ended December 31, 2001 for further information in this regard.

Condensed Consolidated Balance Sheets
(dollars in thousands)	March 31 2002	December 31 2001
	(unaudited)
Assets:
Cash and due from banks	$72,694	$96,173
Federal funds sold	91,805	113,623
Securities available-for-sale at fair value
(amortized cost of $437,972 and $364,218, respectively)	440,042	367,233
Securities held-to-maturity at amortized cost
(fair value of $75,079 and $85,088, respectively)	73,919	83,324

Loans	1,678,423	1,711,072
Allowance for loan losses	(23,518)	(23,648)
Net loans	1,654,905	1,687,424

Premises and equipment, net	51,027	51,101
Goodwill (net of accumulated amortization of $16,824 and $15,525, respectively)	60,410	59,545
Core deposit intangible (net of accumulated amortization of $2,117 and $3,271, respectively)	4,844	4,989
Other assets	45,573	40,493
Total assets	$2,495,219	$2,503,905

Liabilities and shareholders' equity:
Deposits
Noninterest bearing	$313,372	$320,437
Interest bearing	1,831,537	1,835,335
Total deposits	2,144,909	2,155,772

Federal funds purchased and other short-term borrowings	71,872	82,584
Advances from Federal Home Loan Bank	8,540	9,525
Trust preferred securities	59,500	34,500
Long-term debt	1,172	13,444
Other liabilities	15,146	16,474
Total liabilities	2,301,139	2,312,299

Shareholders' equity:
Preferred stock, 300,000 shares authorized and unissued
Common stock, $5 par value, shares authorized 25,000,000;
shares outstanding 2002 - 11,393,800; 2001 - 11,425,770	56,969	57,129
Capital surplus	50,456	51,122
Retained earnings	85,316	81,395
Accumulated other comprehensive income, net of tax	1,339	1,960
Total shareholders' equity	194,080	191,606

Total liabilities and shareholders' equity	$2,495,219	$2,503,905

Condensed Consolidated Statements of Income

(unaudited)
	Three months ended
	March 31
(in thousands except per share data)	2002	2001

Interest income:
Interest and fees on loans	$31,718	$40,568
Interest and dividends on securities
Taxable	5,467	3,497
Tax exempt	699	729
Other, including interest on federal funds sold	617	1,886
Total interest income	38,501	46,680

Interest expense:
Interest on deposits	14,166	23,635
Interest on federal funds purchased and other short-term borrowings	445	981
Interest on advances from Federal Home Loan Bank	126	182
Interest on long-term debt	1,327	1,071
Total interest expense	16,064	25,869

Net interest income	22,437	20,811
Provision for loan and lease losses	2,741	2,075
Net interest income after provision for loan losses	19,696	18,736

Noninterest income:
Service charges on deposit accounts	2,766	2,473
Gains on sales of loans, net	859	373
Trust income	580	600
Other	1,389	1,825
Total noninterest income	5,594	5,271

Noninterest expense:
Salaries and employee benefits	8,457	7,833
Occupancy, net	1,435	1,388
Equipment	836	957
Data processing	1,132	947
Stationery, printing, and office supplies	338	379
Taxes other than payroll, property, and income	612	557
FDIC insurance	99	92
Other	3,634	4,178
Total noninterest expense	16,543	16,331

Income before income taxes	8,747	7,676
Income taxes	2,425	2,434
Net income	6,322	5,242

Other comprehensive income, net of tax:
Unrealized holding gains arising during period	(621)	2,052
Comprehensive income	$5,701	$7,294

Basic earnings per share	$0.55	$0.45
Diluted earnings per share	$0.55	$0.45

Average shares outstanding	11,423	11,668

Condensed Consolidated Statements of Cash Flows

(unaudited)
	Three months ended
	March 31
(in thousands)	2002	2001

Cash flows from operating activities:
Net income	$6,322	$5,242
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,093	1,859
Change in net deferred tax asset, net	0	(2,419)
Provision for loan and other real estate losses	2,766	2,174
Gains on sale of mortgage loans held for sale	(859)	(373)
Gains on sale of assets, net	(25)	(11)
Proceeds from sale of mortgage loans held for sale	41,743	16,837
Amortization (accretion) of securities premiums, net	(27)	41
Change in mortgage loans held for sale, net	(1,463)	(548)
Changes in:
Other liabilities	(1,328)	6,929
Other assets	(4,537)	2,284
Net cash provided by operating activities	43,685	32,015

Cash flows from investing activities:
Securities available-for-sale (AFS):
Proceeds from prepayments and maturities	22,556	20,171
Purchase of AFS securities	(96,301)	(19,781)
Securities held-to-maturity (HTM):
Proceeds from prepayments and maturities	9,412	2,799
Change in loans, net	(11,559)	(22,911)
Purchase of premises, equipment, and other real estate	(874)	(234)
Proceeds from sale of premises and equipment	0	157
Proceeds from sale of other real estate	1,707	1,283
Assets acquired net of cash	(865)	7,971
Net cash (used in) investing activities	(75,924)	(10,545)

Cash flows from financing activities:
Change in deposits, net	(10,863)	26,538
Change in federal funds purchased and other short-term borrowings, net	(10,712)	25,120
Payments on advances from Federal Home Loan Bank	(985)	(930)
Issuance of trust preferred debentures	25,000	0
Payments on long-term debt	(12,272)	(38)
Issuance of common stock	285	179
Repurchase of common stock	(1,110)	(1,737)
Dividends paid	(2,401)	(2,323)
Net cash provided by (used in) financing activities	(13,058)	46,809
Net increase (decrease) in cash and cash equivalents	(45,297)	68,279
Cash and cash equivalents at beginning of year	209,796	169,715
Cash and cash equivalents at end of period	$164,499	$237,994

Notes to Condensed Consolidated Financial Statements

Note 1 - Summary of Significant Accounting Policies

In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments (which consist of normal recurring accruals) necessary, to present fairly the condensed consolidated financial position as of March 31, 2002 and the results of operations and cash flows for the three months ended March 31, 2002 and 2001. In accordance with accounting principles generally accepted in the United States of America for interim financial information, these statements do not include certain information and footnote disclosures required by accounting principles generally accepted in the United States of America for complete annual financial statements. Financial information as of December 31, 2001 has been derived from the audited Consolidated Financial Statements of Community Trust Bancorp, Inc. (the "Corporation"). The results of operations and cash flows for the three months ended March 31, 2002 and 2001 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the Consolidated Financial Statements and footnotes thereto for the year ended December 31, 2001, included in the Corporation's Annual Report on Form 10-K.

Principles of Consolidation - The unaudited condensed consolidated financial statements include the accounts of the Corporation and its separate and distinct, wholly owned subsidiaries Community Trust Bank, National Association; Trust Company of Kentucky, National Association; CTBI Preferred Capital Trust; and CTBI Preferred Capital Trust II. All significant intercompany transactions have been eliminated in consolidation.

On January 1, 2001, the Corporation adopted Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Certain Hedging Activities, as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that all derivatives, including those embedded in other contracts, be recognized as either assets or liabilities and that those financial instruments be measured at fair value. The accounting for changes in the fair value of derivatives depends on their intended use and designation. Management has reviewed the requirements of SFAS No. 133 and has determined that the Corporation has no freestanding or embedded derivatives. All contracts that contain provisions meeting the definition of a derivative also meet the requirements of, and have been designated as, normal purchases or sales. The Corporation's policy is to not use freestanding derivatives and to not enter into contracts with terms that cannot be designated as normal purchases or sales. This statement did not impact the Corporation's financial position or results of operation.

In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.

Effective January 1, 2002, the Corporation adopted SFAS No. 142. Upon adoption, the Corporation ceased amortizing goodwill of approximately $59.5 million arising from previous purchase transactions. This will reduce amortization expense on an annual basis by $3.1 million and increase earnings on an annual basis by $2.3 million. Goodwill will continue to be evaluated for impairment in accordance with SFAS No. 142. Due to the implementation of SFAS No. 142, first quarter 2002 earnings were positively impacted as compared to the first quarter 2001 by $562,000 or $0.05 per share. The following table shows on a pro forma basis the results for the quarter ended March 31, 2001 had SFAS No. 142 been implemented on January 1, 2001.

	Quarter Ended March 31, 2001
		Amortization
	Reported Earnings	Goodwill	Pro Forma
Income before income tax expense	$7,676	$723	$8,399
Income tax expense	2,434	186	2,620
Net income	$5,242	$537	$5,779

Basic earnings per share	$0.45	$0.05	$0.50

Diluted earnings per common share	$0.45	$0.05	$0.50

Note 2 - Business Combinations

On January 26, 2001, Community Trust Bank, National Association, the Corporation's lead bank, acquired the deposits, loans, and fixed assets of The Bank of Mt.Vernon, Inc. The offices acquired from The Bank of Mt. Vernon, Inc. are located in Mt. Vernon, Somerset, Richmond, and Berea, Kentucky. The offices acquired had deposits totaling $109.3 million and loans totaling $79 million. The purchase price paid by Community Trust Bank, N.A. for the offices was a 9.5% premium on the non-brokered deposits as of the closing date plus approximately $1.6 million for fixed assets, $12.6 million for investment securities, and $1.0 million for the cash held at the acquired branches of The Bank of Mt. Vernon, Inc.

During the third quarter 2001, the Corporation acquired 75.28% of the outstanding shares of Citizens National Bank and Trust of Hazard, Kentucky independently valued at that time at $15.1 million in lieu of a debt owed to the Corporation by a Citizens' shareholder. On January 3, 2002, the Corporation acquired the remaining 24.72% of Citizens National for $4.9 million. Citizens National had total assets of $138.5 million and equity capital of $19.4 million as of December 31, 2001. On March 15, 2002, Citizens National was merged into the Corporation's lead bank, Community Trust Bank, National Association.

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

The amortized cost and fair value of securities available-for-sale as of March 31, 2002 are summarized as follows:

(in thousands)	Amortized Cost	Fair Value
U.S. Treasury and Government agencies	$47,899	$47,642
States and political subdivisions	105,968	106,738
Mortgage-backed pass through certificates	243,941	245,567
Collateralized mortgage obligations	7,712	7,930
Other debt securities	3,458	3,508
Total debt securities	408,978	411,385
Equity securities	28,994	28,657
Total available-for-sale securities	$437,972	$440,042

The amortized cost and fair value of securities held-to-maturity as of March 31, 2002 are summarized as follows:

(in thousands)	Amortized Cost	Fair Value
U.S. Treasury and Government agencies	$50,172	$50,729
States and political subdivisions	22,771	23,368
Mortgage-backed pass through certificates	976	982
Total held-to-maturity securities	$73,919	$75,079

The amortized cost and fair value of securities available-for-sale as of December 31, 2001 are summarized as follows:

(in thousands)	Amortized Cost	Fair Value
U.S. Treasury and Government agencies	$51,726	$51,347
States and political subdivisions	40,812	41,265
Mortgage-backed pass through certificates	229,400	232,505
Collateralized mortgage obligations	9,654	9,901
Other debt securities	26,258	26,343
Total debt securities	357,850	361,361
Equity securities	6,368	5,872
Total available-for-sale securities	$364,218	$367,233

The amortized cost and fair value of securities held-to-maturity as of December 31, 2001 are summarized as follows:

(in thousands)	Amortized Cost	Fair Value
U.S. Treasury and Government agencies	$57,499	$58,645
States and political subdivisions	23,739	24,341
Mortgage-backed pass through certificates	2,086	2,102
Total held-to-maturity securities	$83,324	$85,088

Note 4 - Loans

Major classifications of loans are summarized as follows:

(in thousands)	March 31 2002	December 31 2001
Commercial, secured by real estate	$514,813	$510,070
Commercial, other	280,427	280,222
Real estate - construction	90,747	98,441
Real estate mortgage	406,915	425,198
Consumer	379,657	390,311
Equipment lease financing	5,864	6,830
Total loans	$1,678,423	$1,711,072

Note 5 - Borrowings

Short-term debt consists of the following:

(in thousands)	March 31 2002	December 31 2001
Parent Company:
$14 million revolving line of credit, 4.1875% interest due semiannually. Paid February 1, 2002.	$0	$8,000
Subsidiaries:
Federal funds purchased	17,590	16,864
Securities sold under agreements to repurchase	54,282	57,720
Total short-term debt	$71,872	$82,584

Generally, federal funds purchased and securities sold under agreements to repurchase mature and reprice daily. The average rates paid for federal funds purchased and repurchase agreements on March 31, 2002 were 1.65% and 2.10%, respectively.

On April 29, 2002, the Corporation entered into a revolving note agreement with another institution for a line of credit in the amount of $12 million. The agreement will mature on April 28, 2003.

Long-term debt consists of the following:

(in thousands)	March 31 2002	December 31 2001
Parent Company:
Ten Year Senior Notes, 8.25% interest, due January 1, 2003; interest payable semiannually; redeemable in whole or in part at the option of the Corporation. Redeemed February 25, 2002.	$0	$12,230
Subsidiaries:
Capital lease obligations, interest at lender's prime rate, payable in quarterly principal and interest installments of $53 thousand, adjusted for prime rate changes through September 2004, secured by real property. The Bank has a purchase option in September 2004 for $921 thousand or a renewal option for five years.	1,170	1,212
Other	2	2
Total long-term debt	$1,172	$13,444

Note 6 - Company-Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trusts Holding Solely the Junior Subordinated Debentures of the Corporation

The following table is a summary of the obligated trust preferred securities as of March 31, 2002.

(in thousands)
Issuance Trust	Issuance Date	Amount	Rate Amount	Rate Type	Maturity Date	Redemption Date
CTBI Preferred Capital Trust	3/31/97	$34,500	9.00%	Fixed	3/31/27	3/31/07
CTBI Preferred Capital Trust II	2/1/02	$25,000	8.25%	Fixed	3/31/32	3/31/07

Item 2. Management's Discussion and Analysis of Financial Condition

and Results of Operations

Overview

Community Trust Bancorp, Inc. (the "Corporation") is a multi-bank holding company headquartered in Pikeville, Kentucky. At March 31, 2002, the Corporation owned one commercial bank and one trust company. Through its subsidiaries, the Corporation has seventy-five banking locations in Eastern and Central Kentucky and West Virginia. The banking locations are segmented into eighteen markets within four regions. The Corporation had total assets of $2.495 billion and total shareholders' equity of $194.1 million as of March 31, 2002. The Corporation's common stock is listed on NASDAQ under the symbol CTBI. Market makers are Ferris, Baker Watts Incorporated, Baltimore, Maryland; Herzog, Heine, Geduld, Inc., New York, New York; J.C. Bradford, Louisville, Kentucky; J.J.B. Hilliard, W.L. Lyons, Inc., Louisville, Kentucky; Keefe, Bruyette & Woods, Inc., New York, New York; Midwest Securities, Nashville, Tennessee; Robinson Salomon Smith Barney, Atlanta, Georgia; Sandler O'Neill & Partners, New York, New York; Sherwood Securities Corp., New York, New York; and Spear, Leeds & Kellogg, New York, New York.

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

The Corporation believes the application of accounting policies and the estimates required therein are reasonable. These accounting policies and estimates are constantly reevaluated, and adjustments are made when facts and circumstances dictate a change. Historically, the Corporation has found its application of accounting policies to be appropriate, and actual results have not differed materially from those determined using necessary estimates.

The Corporation's accounting policies are more fully described in note 1 to the condensed consolidated financial statements. The Corporation has identified the following critical accounting policies:

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

The adequacy of the allowance is reviewed quarterly by management using a methodology that includes several key factors. The Corporation utilizes an internal risk grading system for commercial credits, and those larger commercial credits identified through this grading system as having weaknesses are individually reviewed for their ability and potential to repay their loans. The borrower's cash flow, adequacy of collateral held for the loan, and other options available to the Corporation including legal avenues are all evaluated. Based upon this individual credit evaluation, a specific allocation to the allowance may be made for the loan.

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

A portion of the allowance that is not allocated to any particular loan type is maintained in recognition of the inherent inability to precisely determine the loss potential in any particular loan or pool of loans. Among the factors used by management in determining the unallocated portion of the allowance are current economic conditions; trends in the Corporation's loan portfolio delinquency, losses and recoveries; level of underperforming and nonperforming loans; and concentrations of loans in any one industry. These factors are reviewed quarterly and adjusted as deemed appropriate by management. Management also considers the overall growth of the loan portfolio. Adjustment of these factors could result in an adjustment to results of operations.

The Corporation has not substantively changed any aspect of its overall approach in the determination of the allowance for loan losses. There have been no material changes in assumptions or estimation techniques as compared to prior years that impacted the determination of the current year allowance.

Effect of Accounting Change

Effective January 1, 2002, the Corporation adopted Statement of Financial Accounting Standard ("SFAS") No. 142, Goodwill and other Intangible Assets. Upon adoption, the Corporation ceased amortizing goodwill of approximately $59.5 million arising from previous purchase transactions. This will reduce amortization expense on an annual basis beginning in 2002 by $3.1 million and increase earnings on an annual basis beginning in 2002 by $2.3 million. Goodwill will continue to be evaluated for impairment in accordance with SFAS No. 142. The Corporation believes its past branch acquisitions meet the provisions of SFAS No. 142 which requires that goodwill not be amortized but be evaluated for impairment. Due to the implementation of SFAS No. 142, first quarter 2002 earnings were positively impacted as compared to the first quarter 2001 by $562,000 or $0.05 per share. The following table shows on a pro forma basis the results for the quarter ended March 31, 2001 had SFAS No. 142 been implemented on January 1, 2001.

	Quarter Ended March 31, 2001
		Amortization
	Reported Earnings	Goodwill	Pro Forma
Income before income tax expense	$7,676	$723	$8,399
Income tax expense	2,434	186	2,620
Net income	$5,242	$537	$5,779

Basic earnings per share	$0.45	$0.05	$0.50

Diluted earnings per common share	$0.45	$0.05	$0.50

Dividends

The following schedule shows the quarterly cash dividends paid for the past six quarters:

Pay Date	Record Date	Amount
January 1, 2001	December 15, 2000	19 cents per share
April 1, 2001	March 15, 2001	20 cents per share
July 1, 2001	June 15, 2001	20 cents per share
October 1, 2001	September 15, 2001	20 cents per share
January 1, 2002	December 15, 2001	21 cents per share
April 1, 2002	March 15, 2002	21 cents per share

Mergers and Acquisitions

On January 26, 2001, Community Trust Bank, National Association, the Corporation's lead bank, acquired the deposits, loans, and fixed assets of The Bank of Mt.Vernon, Inc. The offices acquired from The Bank of Mt. Vernon, Inc. are located in Mt. Vernon, Somerset, Richmond, and Berea, Kentucky. The offices acquired had deposits totaling $109.3 million and loans totaling $79 million. The purchase price paid by Community Trust Bank, N.A. for the offices was a 9.5% premium on the non-brokered deposits as of the closing date plus approximately $1.6 million for fixed assets, $12.6 million for investment securities, and $1.0 million for the cash held at the acquired branches of The Bank of Mt. Vernon, Inc.

During the third quarter 2001, the Corporation acquired 75.28% of the outstanding shares of Citizens National Bank and Trust of Hazard, Kentucky independently valued at that time at $15.1 million in lieu of a debt owed to the Corporation by a Citizens' shareholder. On January 3, 2002, the Corporation acquired the remaining 24.72% of Citizens National for $4.9 million. Citizens National had total assets of $138.5 million and equity capital of $19.4 million as of December 31, 2001. On March 15, 2002, Citizens National was merged into the Corporation's lead bank, Community Trust Bank, National Association.

Income Statement Review

The Corporation's net income for the three months ended March 31, 2002 was $6.322 million or $0.55 per share as compared to $5.242 million or $0.45 per share for the three months ended March 31, 2001. The Corporation had average shares outstanding of 11.423 million and 11.668 million for the three months ended March 31, 2002 and 2001, respectively. The following table sets forth on an annualized basis the return on average assets and return on average shareholders' equity for the three month periods ended March 31, 2002 and 2001:

	Three months ended
	March 31
	2002	2001
Return on average shareholders' equity	13.00%	11.49%
Return on average assets	1.02%	0.90%

The Corporation's net income for the first quarter of 2002 represents a 10 cents per share increase in earnings compared to the same period last year. First quarter 2002 earnings were positively impacted by $562,000 or $0.05 per share due to the implementation of SFAS No. 142.

Net Interest Income

Net interest income increased $1.626 million or 7.8% to $22.437 million for the first quarter of 2002 from $20.811 million for the first quarter of 2001. Interest income decreased $8.179 million or 17.5% for the quarter ending March 31, 2002 as compared to the same period in 2001, and interest expense decreased $9.805 million or 37.9%.

Our net interest margin increased from 3.96% for the quarter ended March 31, 2001 to 4.02% for the quarter ended March 31, 2002. During the period of rate reductions experienced in 2001, more of the Corporation's assets repriced than liabilities. Beginning in the fourth quarter of 2001 and continuing in 2002, our net interest margin has shown improvement as our liabilities mature and reprice at current market rates, reducing our cost of funds.

The following table summarizes the annualized net interest spread and net interest margin for the three months ended March 31, 2002 and 2001.

	Three months ended
	March 31
	2002	2001
Yield on average earning assets	6.84%	8.76%
Cost of interest bearing funds	3.28%	5.50%

Net interest spread	3.56%	3.26%

Net interest margin	4.02%	3.96%

Provision for Loan Losses

The analysis of the changes in the allowance for loan losses and selected ratios is set forth below:

	Three months ended
	March 31
(in thousands)	2002	2001

Allowance balance at January 1	$23,648	$25,886
Additions to allowance charged against operations	2,741	2,075
Recoveries credited to allowance	931	1,122
Losses charged against allowance	(3,802)	(2,927)
Allowance balance at March 31	$23,518	$26,156

Allowance for loan losses to period-end loans	1.40%	1.47%

Average loans, net of unearned income	$1,691,561	$1,754,894

Provision for loan losses to average loans, annualized	0.66%	0.48%

Loan charge-offs net of recoveries, to average loans, annualized	0.69%	0.42%

Net charge-offs for the quarter ended March 31, 2002 were $2.9 million, a 59% increase from the $1.8 million experienced during the first quarter of 2001 as the Corporation continued liquidation of nonperforming loans and utilized specific reserve allocations. Our reserve for losses on loans and leases as a percentage of total loans was 1.40% on March 31, 2002 compared to 1.38% on December 31, 2001 and 1.47% on March 31, 2001. The increase in the reserve for losses on loans from year-end December 31, 2001 is in recognition of the increase in nonperforming loans. The decline in the reserve for loan losses compared to March 31, 2001 results primarily from the Corporation increasing its loans by $124 million during 2001 with the Mt. Vernon and Hazard acquisitions which did not require a corresponding allocation to the reserve for losses on loans.

Noninterest Income

Noninterest income for the quarter ended March 31, 2002 of $5.594 million was a 6.13% increase from the $5.271 million earned during the same period in 2001. The increase in noninterest income is the result of an increase in gains on sale of residential real estate loans due to current refinancing activity and an increase in deposit account fees.

Noninterest Expense

Noninterest expense was $16.5 million for the first quarter 2002, a 1.3% increase from the $16.3 million for the first quarter 2001. The increase in noninterest expense is primarily attributable to the operating expenses associated with the addition of Citizens National Bank & Trust of Hazard offset by the discontinuation of the amortization of goodwill. The Corporation's efficiency ratio improvement to 58.01% from the 61.40% for the same period 2001 is reflective of our continuing focus on expense control and the accounting change regarding the amortization of goodwill.

Balance Sheet Review

The Corporation's assets decreased 0.35% from December 31, 2001 to March 31, 2002 decreasing from $2.504 billion to $2.495 billion. The Corporation's largest liability, deposits, decreased 0.50% to $2.145 billion from the $2.156 billion at December 31, 2001. Noninterest bearing deposits decreased from $320 million at December 31, 2001 to $313 million at March 31, 2002. Interest bearing deposits decreased from $1.835 billion at December 31, 2001 to $1.832 billion at March 31, 2002.

Loans

The loan portfolio decreased 1.9% to $1.678 billion at March 31, 2002 from the $1.711 billion at December 31, 2001. The Corporation's balance sheet continues to be impacted by current economic conditions as is evidenced by the lack of internal loan growth resulting from a significant softening in commercial loan demand and the migration of portfolio residential real estate loans to long-term fixed rate secondary market loans.

Foreclosed properties on March 31, 2002 were $2.205 million, an increase from the $1.982 million reported at December 31, 2001. The slight increase is reflective of normal foreclosure and liquidation activities in the residential loan portfolio.

Nonperforming loans amounted to 2.12% of total loans outstanding as of March 31, 2002 and 1.96% of total loans outstanding as of December 31, 2001. During the first quarter of 2002, the Corporation successfully liquidated the commercial real estate that was collateral for a $1.4 million nonperforming loan. Also during the quarter, the Bank placed a $4.9 million commercial real estate construction loan relationship on nonaccrual although it was only 11 days delinquent in payment. Shortly after quarter-end the outstanding balance of the loan was reduced to $4.6 million. The Corporation became aware of a deterioration in the borrower's total operations which are significantly larger than the project financed by this credit facility. The Corporation's collateral for the debt is a residential real estate development project located in one of Kentucky's fastest growing urban markets with historically strong housing demand. Currently, $13.2 million of the Corporation's nonperforming loans are for borrowers that are in bankruptcy where the timing of the execution on the collateral for the loans is dependent upon the actions of the bankruptcy court thereby impacting the Corporation's ability to quickly execute on its collateral for satisfaction of corresponding debt. Specific reserves are established for all large loans where a loss may occur; therefore, no significant losses are anticipated except for those loans with specific reserve allocations.

The allowance for loan losses increased from 1.38% of total loans outstanding as of December 31, 2001 to 1.40% as of March 31, 2002. The allowance for loan losses as a percentage of nonperforming loans was 70.3% at December 31, 2001 and 66.4% at March 31, 2002.

The following table summarizes the Corporation's nonperforming loans as of March 31, 2002 and December 31, 2001.

(in thousands)	Nonaccrual loans	As a % of Loan Balances by Category	Restructured Loans	As a % of Loan Balances by Category	Accruing Loans Past Due 90 Days or More	As a % of Loan Balances by Category	Balances
March 31, 2002
Commercial loans-real estate secured	$17,238	2.93%	$300	0.05%	$1,383	0.24%	$588,454
Commercial loans-other	6,555	2.29	0	0.00	377	0.13	286,291
Consumer loans-real estate secured	8,780	2.07	0	0.00	163	0.04	424,021
Consumer loans-other	98	0.03	0	0.00	552	0.15	379,657
Total	$32,671	1.95%	$300	0.02%	$2,475	0.15%	$1,678,423

December 31, 2001
Commercial loans-real estate secured	$13,967	2.37%	$349	0.06%	$801	0.14%	$588,578
Commercial loans-other	7,030	2.45	169	0.06	358	0.12	287,052
Consumer loans-real estate secured	9,397	2.11	0	0.00	892	0.20	445,131
Consumer loans-other	102	0.03	0	0.00	589	0.15	390,311
Total	$30,496	1.78%	$518	0.03%	$2,640	0.15%	$1,711,072

Allowance for loan losses

Management analyzes the adequacy of its allowance for loan losses on a quarterly basis. The loan portfolio of each market is analyzed by each major loan category, with a review of the following areas: (i) specific allocations based upon a review of selected loans for loss potential; (ii) an allocation which estimates reserves based upon the remaining pool of loans in each category derived from historical net charge-off data; and (iii) an unallocated portion of the allowance using delinquency trends and other relevant factors which provides for a margin of error in estimating the allocations described above and provides for risks inherent in the portfolio which may not be specifically addressed elsewhere. Volume and trends in delinquencies are monitored monthly by management and the boards of directors of the Bank and the Corporation quarterly.

Securities

The Corporation uses its securities held-to-maturity for production of income and to manage cash flow needs through expected maturities. The Corporation uses its securities available-for-sale for income and balance sheet liquidity management. The fair value of securities available-for-sale increased from $367 million as of December 31, 2001 to $440 million as of March 31, 2002. Securities held-to-maturity declined from $83 million to $74 million during the same period. Total securities as a percentage of total assets were 18.0% as of December 31, 2001 and 20.6% as of March 31, 2002.

Obligated Trust Preferred Securities

On February 1, 2002, the Corporation issued an additional $25 million of trust preferred securities through an issuance by CTBI Preferred Capital Trust II, a wholly owned subsidiary grantor trust. The debentures, in the amount of $25.8 million, bear interest at an annual rate of 8.25%, have a redemption date of March 31, 2007, and mature on March 31, 2032. Proceeds of $8 million from this offering were used to pay off a revolving line of credit; $12.4 million was used for the redemption of senior notes on February 25, 2002.

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

Due to the nature of the markets served by the subsidiary bank, management believes that the majority of its certificates of deposits of $100,000 or more are no more volatile than its core deposits. During periods of interest rate volatility, these deposit balances have remained stable as a percentage of total deposits. In addition, arrangements have been made with correspondent banks for the purchase of federal funds on an unsecured basis, up to an aggregate of nearly $40 million, if necessary, to meet the Corporation's liquidity needs.

The Corporation owns $440 million of securities valued at market price that are designated as available-for-sale and available to meet liquidity needs on a continuing basis. The Corporation also relies on Federal Home Loan Bank advances for both liquidity and management of its asset/liability position. Federal Home Loan Bank advances decreased from $9.5 million as of December 31, 2001 to $8.5 million as of March 31, 2002.

The Corporation generally relies upon net inflows of cash from financing activities, supplemented by net inflows of cash from operating activities, to provide cash for its investing activities. As is typical of many financial institutions, significant financing activities include deposit gathering, use of short-term borrowing facilities such as federal funds purchased and securities sold under repurchase agreements, and issuance of long-term debt. The Corporation currently has a $12 million revolving line of credit, all of which is currently available to meet any future cash needs. The Corporation's primary investing activities include purchases of securities and loan originations.

During the first quarter of 2002, the Corporation continued its stock repurchase program, acquiring 43,697 shares of the Corporation's stock. The Corporation's stock repurchase program continues to be accretive to shareholder value. The Corporation began a program of stock repurchase in December 1998 with the authorization to acquire up to 500,000 shares. The Corporation issued a press release in July 2000 announcing its intention to repurchase up to an additional 1,000,000 shares.

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

The Corporation's principal source of funds used to pay dividends to shareholders and service long-term debt is the dividends it receives from the subsidiary bank. Various federal statutory provisions, in addition to regulatory policies and directives, limit the amount of dividends that subsidiary banks can pay without prior regulatory approval. These restrictions have had no major impact on the Corporation's dividend policy or its ability to service long-term debt, nor is it anticipated that they would have any major impact in the foreseeable future. During the remainder of 2002, approximately $9.8 million plus any remaining 2002 net profits can be paid by the Corporation's banking subsidiary without prior regulatory approval.

The primary source of capital for the Corporation is retained earnings. The Corporation paid cash dividends of $0.21 per share during the first three months of 2002 and $0.20 per share during the first three months of 2001. Earnings per share for the same periods were $0.55 and $0.45, respectively. The Corporation retained 62% of earnings for the first three months of 2002.

Under guidelines issued by banking regulators, the Corporation and its subsidiary bank are required to maintain a minimum Tier 1 risk-based capital ratio of 4% and a minimum total risk-based ratio of 8%. Risk-based capital ratios weight the relative risk factors of all assets and consider the risk associated with off-balance sheet items. The Corporation must also maintain a minimum Tier 1 leverage ratio of 4%. The Corporation's Tier 1 leverage, Tier 1 risk-based, and total risk-based ratios were 7.63%, 10.70%, and 11.95%, respectively as of March 31, 2002.

As of March 31, 2002, management is not aware of any current recommendations by banking regulatory authorities which, if they were to be implemented, would have, or would be reasonably likely to have, a material adverse impact on the Corporation's liquidity, capital resources, or operations.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest rate risk management focuses on maintaining consistent growth in net interest income within Board-approved policy limits. The Corporation uses an earnings simulation model to analyze net interest income sensitivity to movements in interest rates. Given an immediate, sustained 200 basis point increase to the yield curve used in the simulation model, it is estimated net interest income for the Corporation would decrease by 14 percent over one year and decrease by 24.6 percent over two years. A 200 basis point immediate, sustained decrease in the yield curve would increase net interest income by an estimated 11.12 percent over one year and decrease by 1.08 percent over two years. For further discussion of the Corporation's market risk, see the Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Market Risk included in the Annual Report on Form 10-K for the year ended December 31, 2001.

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

COMMUNITY TRUST BANCORP, INC.

By:

Date: May 14, 2002	/s/ Jean R. Hale
Jean R. Hale
Vice Chairman, President, and
Chief Executive Officer

/s/ Kevin J. Stumbo
Kevin J. Stumbo
Executive Vice President/Controller