Form 10-Q
period 2002-06-30
COMMUNITY TRUST BANCORP INC /KY/
filed 2002-08-13
CIK 350852

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2002

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

Common stock - 11,341,183 shares outstanding at July 31, 2002

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

Condensed Consolidated Balance Sheets
(dollars in thousands except share data)	June 30 2002	December 31 2001
	(unaudited)
Assets:
Cash and due from banks	$75,278	$96,173
Federal funds sold	39,730	113,623
Securities available-for-sale at fair value
(amortized cost of $444,803 and $364,218, respectively)	453,563	367,233
Securities held-to-maturity at amortized cost
(fair value of $59,374 and $85,088, respectively)	57,496	83,324

Loans	1,672,084	1,711,072
Allowance for loan losses	(24,166)	(23,648)
Net loans	1,647,918	1,687,424

Premises and equipment, net	50,449	51,101
Goodwill (net of accumulated amortization of $16,824)	60,416	59,545
Core deposit intangible (net of accumulated amortization of $2,261 and $1,972, respectively)	4,699	4,989
Other assets	38,076	40,493
Total assets	$2,427,625	$2,503,905

Liabilities and shareholders' equity:
Deposits
Noninterest bearing	$309,247	$320,437
Interest bearing	1,771,915	1,835,335
Total deposits	2,081,162	2,155,772

Federal funds purchased and other short-term borrowings	62,136	82,584
Advances from Federal Home Loan Bank	7,541	9,525
Trust preferred securities	59,500	34,500
Long-term debt	1,150	13,444
Other liabilities	14,463	16,474
Total liabilities	2,225,952	2,312,299

Shareholders' equity:
Preferred stock, 300,000 shares authorized and unissued
Common stock, $5 par value, shares authorized 25,000,000;
shares outstanding 2002 - 11,371,761; 2001 - 11,425,770	56,859	57,129
Capital surplus	49,817	51,122
Retained earnings	89,303	81,395
Accumulated other comprehensive income, net of tax	5,694	1,960
Total shareholders' equity	201,673	191,606

Total liabilities and shareholders' equity	$2,427,625	$2,503,905

Condensed Consolidated Statements of Income

(unaudited)
	Three months ended		Six months ended
	June 30		June 30
(in thousands except per share data)	2002	2001	2002	2001

Interest income:
Interest and fees on loans	$30,744	$38,917	$62,462	$79,485
Interest and dividends on securities
Taxable	5,612	3,379	11,079	6,876
Tax exempt	686	715	1,385	1,444
Other, including interest on fed funds sold	322	2,246	939	4,133
Total interest income	37,364	45,257	75,865	91,938

Interest expense:
Interest on deposits	12,766	23,090	26,932	46,725
Interest on federal funds purchased and other short-term borrowings	355	942	799	1,922
Interest on advances from Federal Home Loan Bank	111	168	238	350
Interest on long-term debt and trust preferred securities	1,349	1,065	2,676	2,136
Total interest expense	14,581	25,265	30,645	51,133

Net interest income	22,783	19,992	45,220	40,805
Provision for loan and lease losses	3,145	1,842	5,886	3,917
Net interest income after provision for loan losses	19,638	18,150	39,334	36,888

Noninterest income:
Service charges on deposit accounts	2,909	2,900	5,675	5,373
Gains on sales of loans, net	472	657	1,331	1,030
Trust income	576	683	1,156	1,283
Securities gains, net	0	637	0	637
Other	1,485	1,954	2,874	3,778
Total noninterest income	5,442	6,831	11,036	12,101

Noninterest expense:
Salaries and employee benefits	8,395	7,801	16,852	15,634
Occupancy, net	1,357	1,325	2,792	2,713
Equipment	904	970	1,740	1,927
Data processing	886	1,042	2,018	1,988
Stationery, printing, and office supplies	491	368	830	747
Taxes other than payroll, property, and income	611	539	1,223	1,096
FDIC insurance	101	104	200	196
Other	3,419	4,100	7,052	8,279
Total noninterest expense	16,164	16,249	32,707	32,580

Income before income taxes	8,916	8,732	17,663	16,409
Income taxes	2,539	2,818	4,964	5,253
Net income	6,377	5,914	12,699	11,156

Other comprehensive income, net of tax:
Unrealized holding gains (losses) arising during period	4,355	(514)	3,734	1,538
Comprehensive income	$10,732	$5,400	$16,433	$12,694

Basic earnings per share	$0.56	$0.51	$1.11	$0.96
Diluted earnings per share	$0.55	$0.51	$1.10	$0.96

Average shares outstanding	11,398	11,558	11,411	11,613

Condensed Consolidated Statements of Cash Flows

(unaudited)
	Six months ended
	June 30
(in thousands)	2002	2001

Cash flows from operating activities:
Net income	$12,699	$11,156
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,195	3,791
Change in net deferred tax asset, net	22	(2,420)
Provision for loan and other real estate losses	5,929	4,079
Securities gains, net	0	(637)
Gains on sale of mortgage loans held for sale	(1,331)	(1,030)
Gains (losses) on sale of assets, net	22	(6)
Proceeds from sale of mortgage loans held for sale	62,296	48,410
Accretion of securities premiums, net	(46)	(128)
Change in mortgage loans held for sale, net	(2,882)	(323)
Changes in:
Other liabilities	(2,011)	5,469
Other assets	492	512
Net cash provided by operating activities	77,385	68,873

Cash flows from investing activities:
Securities available-for-sale:
Proceeds from sales	0	20,800
Proceeds from prepayments and maturities	49,561	53,217
Purchase of securities	(130,114)	(68,712)
Securities held-to-maturity:
Proceeds from prepayments and maturities	25,842	6,439
Change in loans, net	(27,079)	(115,536)
Purchase of premises, equipment, and other real estate	(1,253)	(2,654)
Proceeds from sale of premises and equipment	0	179
Proceeds from sale of other real estate	2,443	4,080
Assets acquired net of cash	(871)	(9,431)
Net cash used in investing activities	(81,471)	(111,618)

Cash flows from financing activities:
Change in deposits, net	(74,610)	140,002
Change in federal funds purchased and other short-term borrowings, net	(20,448)	10,964
Payments on advances from Federal Home Loan Bank	(1,984)	(1,872)
Issuance of trust preferred debentures	25,000	0
Payments on long-term debt	(12,294)	(95)
Issuance of common stock, net	1,036	1,202
Repurchase of common stock	(2,611)	(5,674)
Dividends paid	(4,791)	(4,637)
Net cash provided by (used in) financing activities	(90,702)	139,890
Net increase (decrease) in cash and cash equivalents	(94,788)	97,145
Cash and cash equivalents at beginning of year	209,796	169,715
Cash and cash equivalents at end of period	$115,008	$266,860

Notes to Condensed Consolidated Financial Statements

Note 1 - Summary of Significant Accounting Policies

In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments (which consist of normal recurring accruals) necessary, to present fairly the condensed consolidated financial position as of June 30, 2002, the results of operations for the three and six months ended June 30, 2002 and 2001, and the statements of cash flows for the six months ended June 30, 2002 and 2001. In accordance with accounting principles generally accepted in the United States of America for interim financial information, these statements do not include certain information and footnote disclosures required by accounting principles generally accepted in the United States of America for complete annual financial statements. Financial information as of December 31, 2001 has been derived from the audited Consolidated Financial Statements of Community Trust Bancorp, Inc. (the "Corporation"). The results of operations for the three and six months ended June 30, 2002 and 2001 and the statements of cash flows for the six months ended June 30, 2002 and 2001 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the Consolidated Financial Statements and footnotes thereto for the year ended December 31, 2001, included in the Corporation's Annual Report on Form 10-K.

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

Effective January 1, 2002, the Corporation adopted SFAS No. 142. Upon adoption, the Corporation ceased amortizing goodwill of approximately $59.5 million arising from previous purchase transactions. This will reduce amortization expense on an annual basis by $3.1 million and increase earnings on an annual basis by $2.3 million. Goodwill will continue to be evaluated for impairment in accordance with SFAS No. 142. Second quarter and year-to-date 2002 earnings were positively impacted by $0.05 per share and $0.10 per share, respectively, due to the implementation of SFAS No. 142. The following tables show on a pro forma basis the results for the quarter and six months ended June 30, 2001 had SFAS No. 142 been implemented on January 1, 2001. Amortization of core deposit intangible for the quarter and six months ended June 30, 2002 was $145 thousand and $289 thousand, respectively. Anticipated amortization for the next five years is $578 thousand annually.

	Quarter Ended June 30, 2001
		Amortization
	Reported Earnings	Goodwill	Pro Forma
Income before income tax expense	$8,732	$779	$9,511
Income tax expense	2,818	205	3,023
Net income	$5,914	$574	$6,488

Basic earnings per share	$0.51	$0.05	$0.56

Diluted earnings per common share	$0.51	$0.05	$0.56

	Six Months Ended June 30, 2001
		Amortization
	Reported Earnings	Goodwill	Pro Forma
Income before income tax expense	$16,409	$1,502	$17,911
Income tax expense	5,253	390	5,643
Net income	$11,156	$1,112	$12,268

Basic earnings per share	$0.96	$0.10	$1.06

Diluted earnings per common share	$0.96	$0.10	$1.06

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

The amortized cost and fair value of securities available-for-sale as of June 30, 2002 are summarized as follows:

(in thousands)	Amortized Cost	Fair Value
U.S. Treasury and Government agencies	$37,575	$38,021
States and political subdivisions	130,566	132,198
Mortgage-backed pass through certificates	237,641	244,448
Collateralized mortgage obligations	9,003	9,322
Other debt securities	1,001	1,050
Total debt securities	415,786	425,039
Equity securities	29,017	28,524
Total available-for-sale securities	$444,803	$453,563

The amortized cost and fair value of securities held-to-maturity as of June 30, 2002 are summarized as follows:

(in thousands)	Amortized Cost	Fair Value
U.S. Treasury and Government agencies	$37,317	$38,600
States and political subdivisions	19,841	20,435
Mortgage-backed pass through certificates	338	339
Total held-to-maturity securities	$57,496	$59,374

The amortized cost and fair value of securities available-for-sale as of December 31, 2001 are summarized as follows:

(in thousands)	Amortized Cost	Fair Value
U.S. Treasury and Government agencies	$51,726	$51,347
States and political subdivisions	40,812	41,265
Mortgage-backed pass through certificates	229,400	232,505
Collateralized mortgage obligations	9,654	9,901
Other debt securities	26,258	26,343
Total debt securities	357,850	361,361
Equity securities	6,368	5,872
Total available-for-sale securities	$364,218	$367,233

The amortized cost and fair value of securities held-to-maturity as of December 31, 2001 are summarized as follows:

(in thousands)	Amortized Cost	Fair Value
U.S. Treasury and Government agencies	$57,499	$58,645
States and political subdivisions	23,739	24,341
Mortgage-backed pass through certificates	2,086	2,102
Total held-to-maturity securities	$83,324	$85,088

Note 4 - Loans

Major classifications of loans are summarized as follows:

(in thousands)	June 30 2002	December 31 2001
Commercial, secured by real estate	$519,806	$510,070
Commercial, other	273,839	280,222
Real estate - construction	87,755	98,441
Real estate mortgage	401,154	425,198
Consumer	380,431	390,311
Equipment lease financing	9,099	6,830
Total loans	$1,672,084	$1,711,072

Note 5 - Borrowings

Short-term debt consists of the following:

(in thousands)	June 30 2002	December 31 2001
Parent Company:
$14 million revolving line of credit, 4.1875% interest due semiannually. Paid February 1, 2002.	$0	$8,000
Subsidiaries:
Federal funds purchased	13,315	16,864
Securities sold under agreements to repurchase	48,821	57,720
Total short-term debt	$62,136	$82,584

On April 29, 2002, the Corporation entered into a revolving note agreement for a line of credit in the amount of $12 million, all of which is currently available to meet any future cash needs. The agreement will mature on April 28, 2003.

Generally, federal funds purchased and securities sold under agreements to repurchase mature and reprice daily. The average rates paid for federal funds purchased and repurchase agreements on June 30, 2002 were 1.71% and 2.18%, respectively.

Long-term debt consists of the following:

(in thousands)	June 30 2002	December 31 2001
Parent Company:
Ten Year Senior Notes, 8.25% interest, due January 1, 2003; interest payable semiannually; redeemable in whole or in part at the option of the Corporation. Redeemed February 25, 2002.	$0	$12,230
Subsidiaries:
Capital lease obligations, interest at lender's prime rate, payable in quarterly principal and interest installments of $53 thousand, adjusted for prime rate changes through September 2004, secured by real property. The Bank has a purchase option in September 2004 for $921 thousand or a renewal option for five years.	1,148	1,212
Other	2	2
Total long-term debt	$1,150	$13,444

Note 6 - Company-Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trusts Holding Solely the Junior Subordinated Debentures of the Corporation

The following table is a summary of the obligated trust preferred securities as of June 30, 2002.

(in thousands)
Issuance Trust	Issuance Date	Amount	Rate Amount	Rate Type	Maturity Date	Redemption Date
CTBI Preferred Capital Trust	3/31/97	$34,500	9.00%	Fixed	3/31/27	3/31/07
CTBI Preferred Capital Trust II	2/1/02	$25,000	8.25%	Fixed	3/31/32	3/31/07

Item 2. Management's Discussion and Analysis of Financial Condition

and Results of Operations

Overview

Community Trust Bancorp, Inc. (the "Corporation") is a multi-bank holding company headquartered in Pikeville, Kentucky. At June 30, 2002, the Corporation owned one commercial bank and one trust company. Through its subsidiaries, the Corporation has seventy-four banking locations in Eastern and Central Kentucky and West Virginia. The banking locations are segmented into eighteen markets within four regions. The Corporation had total assets of $2.4 billion and total shareholders' equity of $201.7 million as of June 30, 2002. The Corporation's common stock is listed on NASDAQ under the symbol CTBI. Market participants are Ferris, Baker Watts Incorporated, Baltimore, Maryland; Herzog, Heine, Geduld, Inc., New York, New York; J.J.B. Hilliard, W.L. Lyons, Inc., Louisville, Kentucky; Keefe, Bruyette & Woods, Inc., New York, New York; Midwest Securities, Nashville, Tennessee; Robinson Salomon Smith Barney, Atlanta, Georgia; Sandler O'Neill & Partners, New York, New York; Sherwood Securities Corp., New York, New York; and Spear, Leeds & Kellogg, New York, New York.

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

For other commercial loans that are not individually evaluated, an allowance allocation is determined by applying an eight-quarter moving average historical loss rate for this group of loans. Consumer installment and residential mortgage loans are not individually risk graded. Allowance allocations are provided for these pools of loans based upon an eight-quarter moving average historical loss rate for each of these categories of loans.

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

The Corporation has not substantively changed any aspect of its overall approach in the determination of the allowance for loan losses, except converting to an eight quarter moving average for determining historical loss rates and for using specific allocations for homogenous pools of loans. There have been no material changes in assumptions or estimation techniques as compared to prior years that impacted the determination of the current year allowance.

Effect of Accounting Change

Effective January 1, 2002, the Corporation adopted Statement of Financial Accounting Standard ("SFAS") No. 142, Goodwill and Other Intangible Assets. Upon adoption, the Corporation ceased amortizing goodwill of approximately $59.5 million arising from previous purchase transactions. This will reduce amortization expense on an annual basis beginning in 2002 by $3.1 million and increase earnings on an annual basis beginning in 2002 by $2.3 million. Goodwill will continue to be evaluated for impairment in accordance with SFAS No. 142. The Corporation believes its past branch acquisitions meet the provisions of SFAS No. 142 which requires that goodwill not be amortized but be evaluated for impairment. Second quarter and year-to-date 2002 earnings were positively impacted by $0.05 per share and $0.10 per share, respectively, due to the implementation of SFAS No. 142. The following tables show on a pro forma basis the results for the quarter and six months ended June 30, 2001 had SFAS No. 142 been implemented on January 1, 2001.

	Quarter Ended June 30, 2001
		Amortization
	Reported Earnings	Goodwill	Pro Forma
Income before income tax expense	$8,732	$779	$9,511
Income tax expense	2,818	205	3,023
Net income	$5,914	$574	$6,488

Basic earnings per share	$0.51	$0.05	$0.56

Diluted earnings per common share	$0.51	$0.05	$0.56

	Six Months Ended June 30, 2001
		Amortization
	Reported Earnings	Goodwill	Pro Forma
Income before income tax expense	$16,409	$1,502	$17,911
Income tax expense	5,253	390	5,643
Net income	$11,156	$1,112	$12,268

Basic earnings per share	$0.96	$0.10	$1.06

Diluted earnings per common share	$0.96	$0.10	$1.06

Dividends

The following schedule shows the quarterly cash dividends paid for the past six quarters:

Pay Date	Record Date	Amount
April 1, 2001	March 15, 2001	20 cents per share
July 1, 2001	June 15, 2001	20 cents per share
October 1, 2001	September 15, 2001	20 cents per share
January 1, 2002	December 15, 2001	21 cents per share
April 1, 2002	March 15, 2002	21 cents per share
July 1, 2002	June 15, 2002	21 cents per share

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

Income Statement Review

The Corporation's net income for the three months ended June 30, 2002 was $6.4 million or $0.56 basic earnings per share. This exceeds by $0.05 per share the $5.9 million or $0.51 basic earnings per share earned during the same period in 2001. Earnings for the six months ended June 30, 2002 were $12.7 million or $1.11 basic earnings per share, a 15.6% increase from the $11.2 million or $0.96 basic earnings per share earned during the first six months of 2001. Second quarter and year-to-date 2002 earnings were positively impacted by $0.05 per share and $0.10 per share, respectively, due to the implementation of SFAS No. 142. The Corporation had average shares outstanding of 11.4 million and 11.6 million for the six months ended June 30, 2002 and 2001, respectively. The following table sets forth on an annualized basis the return on average assets and return on average shareholders' equity for the three and six-month periods ended June 30, 2002 and 2001:

	Three months ended		Six months ended
	June 30		June 30
	2002	2001	2002	2001
Return on average shareholders' equity	12.81%	12.74%	12.90%	12.12%
Return on average assets	1.04%	0.97%	1.03%	0.94%

Net Interest Income

Net interest income increased $2.8 million or 14% to $22.8 million for the second quarter of 2002 from $20.0 million for the second quarter of 2001. Interest income decreased $7.9 million or 17% for the quarter ending June 30, 2002 as compared to the same period in 2001, and interest expense decreased $10.7 million or 42%.

Our net interest margin increased 12.6% to 4.11% for the quarter ended June 30, 2002 from the 3.65% for the quarter ended June 30, 2001. During the period of rate reductions experienced in 2001, more of the Company's assets repriced than liabilities and resulted in a decline in our net interest margin during the first three quarters of 2001. As anticipated by management, beginning in the fourth quarter of 2001 and continuing in 2002, our net interest margin has improved as our liabilities mature and reprice at current market rates, reducing our cost of funds.

The following table summarizes the annualized net interest spread and net interest margin for the three and six months ended June 30, 2002 and 2001.

	Three months ended		Six months ended
	June 30		June 30
	2002	2001	2002	2001
Yield on interest earning assets	6.69%	8.14%	6.76%	8.44%
Cost of interest bearing funds	3.01%	5.16%	3.15%	5.32%

Net interest spread	3.68%	2.98%	3.61%	3.12%

Net interest margin	4.11%	3.65%	4.06%	3.80%

Provision for Loan Losses

The analysis of the changes in the allowance for loan losses and selected ratios is set forth below:

	Six months ended
	June 30
(in thousands)	2002	2001

Allowance balance at January 1	$23,648	$25,886
Additions to allowance charged against operations	5,886	3,917
Recoveries credited to allowance	2,024	2,073
Losses charged against allowance	(7,392)	(7,377)
Allowance balance at June 30	$24,166	$24,499

Allowance for loan losses to period-end loans	1.45%	1.40%

Average loans, net of unearned income	$1,682,336	$1,756,693

Provision for loan losses to average loans, annualized	0.71%	0.45%

Loan charge-offs net of recoveries, to average loans, annualized	0.64%	0.61%

Net charge-offs for the quarter ending June 30, 2002 were $2.5 million, a 28.6% decrease from the $3.5 million experienced during the second quarter of 2001. Our reserve for losses on loans and leases as a percentage of total loans was 1.45% on June 30, 2002 compared to 1.40% on June 30, 2001. The increase in the reserve for losses on loans is in recognition of the increase in nonperforming loans from prior year. Also, total loans include $51.0 million purchased during 2001 and recorded at their net realizable value at that time for which no reserve was required to be established.

Noninterest Income

Noninterest income for the quarter ended June 30, 2002 of $5.4 million was a 20.3% decrease from the $6.8 million earned during the same period in 2001. The decrease in noninterest income is primarily the result of a $637 thousand decrease in securities gains, a $185 thousand decrease in gains on sale of loans, and a $419 thousand decrease in other noninterest income which consists primarily of nonrecurring events related to other real estate owned and tax settlements. The decrease in gains on sale of loans is a result of the Company's decision to begin securitizing its secondary market residential real estate loans into mortgage-backed securities held in its investment portfolio.

Noninterest Expense

Noninterest expense for the second quarter 2002 remained relatively flat to second quarter 2001 at $16.2 million. The Company's efficiency ratio improvement to 57.4% from the 60.9% for the same period 2001 is reflective of our continuing focus on consolidation of operations and expense control.

Balance Sheet Review

The Corporation's assets decreased 3% from December 31, 2001 to June 30, 2002 from $2.5 billion to $2.4 billion. The Corporation's largest liability, deposits, decreased 3.5% to $2.1 billion from the $2.2 billion at December 31, 2001. Noninterest bearing deposits and interest bearing deposits both decreased at the same rate of 3.5%.

Loans

The loan portfolio remained relatively flat from December 31, 2001 to June 30, 2002 at $1.7 billion. The Company's balance sheet continues to be impacted by current economic conditions as is evidenced by the lack of internal loan growth resulting from the continuing weak commercial loan demand and the migration of portfolio residential real estate loans to long-term fixed rate secondary market loans.

Foreclosed properties on June 30, 2002 were $2.1 million, an increase from the $2.0 million reported at December 31, 2001. The slight increase is reflective of normal foreclosure and liquidation activities in the residential loan portfolio.

Nonperforming loans amounted to 1.97% of total loans outstanding as of June 30, 2002 and 1.96% of total loans outstanding as of December 31, 2001. During the second quarter of 2002, the Company reduced its nonperforming loans by successfully liquidating, with no loss of principal, the collateral of one large commercial real estate loan. Currently, $8.1 million, 24.6%, of the Company's nonperforming loans are two large commercial credits which are both collateralized by real estate. Specific reserves are established for all large loans where a loss may occur; therefore, no significant losses are anticipated except for those loans with specific reserve allocations.

The allowance for loan losses increased from 1.38% of total loans outstanding as of December 31, 2001 to 1.45% as of June 30, 2002. The allowance for loan losses as a percentage of nonperforming loans was 70.3% at December 31, 2001 and 73.3% at June 30, 2002.

The following table summarizes the Corporation's nonperforming loans as of June 30, 2002 and December 31, 2001.

(in thousands)	Nonaccrual loans	As a % of Loan Balances by Category	Restructured Loans	As a % of Loan Balances by Category	Accruing Loans Past Due 90 Days or More	As a % of Loan Balances by Category	Balances
June 30, 2002
Commercial loans-real estate secured	$16,269	2.76%	$290	0.05%	$1,744	0.30%	$588,932
Commercial loans-other	3,877	1.37	0	0.00	856	0.30	282,938
Consumer loans-real estate secured	8,739	2.08	0	0.00	477	0.11	419,783
Consumer loans-other	89	0.02	0	0.00	613	0.16	380,431
Total	$28,974	1.73%	$290	0.02%	$3,690	0.22%	$1,672,084

December 31, 2001
Commercial loans-real estate secured	$13,967	2.37%	$349	0.06%	$801	0.14%	$588,578
Commercial loans-other	7,030	2.45	169	0.06	358	0.12	287,052
Consumer loans-real estate secured	9,397	2.11	0	0.00	892	0.20	445,131
Consumer loans-other	102	0.03	0	0.00	589	0.15	390,311
Total	$30,496	1.78%	$518	0.03%	$2,640	0.15%	$1,711,072

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

Securities

The Corporation uses its securities held-to-maturity for production of income and to manage cash flow needs through expected maturities. The Corporation uses its securities available-for-sale for income and balance sheet liquidity management. The fair value of securities available-for-sale increased from $367 million as of December 31, 2001 to $454 million at June 30, 2002. Securities held-to-maturity declined from $83 million to $57 million during the same period. Total securities as a percentage of total assets were 18.0% as of December 31, 2001 and 21.1% as of June 30, 2002.

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

Due to the nature of the markets served by the subsidiary bank, management believes that the majority of its certificates of deposits of $100,000 or more are no more volatile than its core deposits. During periods of interest rate volatility, these deposit balances have remained stable as a percentage of total deposits. In addition, an arrangement has been made with a correspondent bank for the purchase of federal funds on an unsecured basis, up to $20 million, if necessary, to meet the Corporation's liquidity needs.

The Corporation owns $454 million of securities valued at estimated fair value that are designated as available-for-sale and available to meet liquidity needs on a continuing basis. The Corporation also relies on Federal Home Loan Bank advances for both liquidity and management of its asset/liability position. Federal Home Loan Bank advances decreased from $9.5 million at December 31, 2001 to $7.5 million at June 30, 2002.

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

During the second quarter of 2002, the Corporation continued its stock repurchase program, acquiring 57,500 shares of the Corporation's stock. The Corporation's stock repurchase program continues to be accretive to shareholder value. The Corporation began a program of stock repurchase in December 1998 with the authorization to acquire up to 500,000 shares. The Corporation issued a press release in July 2000 announcing its intention to repurchase up to an additional 1,000,000 shares.

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

The Corporation's principal source of funds used to pay dividends to shareholders and service long-term debt is the dividends it receives from the subsidiary bank. Various federal statutory provisions, in addition to regulatory policies and directives, limit the amount of dividends that subsidiary banks can pay without prior regulatory approval. These restrictions have had no major impact on the Corporation's dividend policy or its ability to service long-term debt, nor is it anticipated that they would have any major impact in the foreseeable future. During the remainder of 2002, approximately $13.9 million plus any remaining 2002 net profits can be paid by the Corporation's banking subsidiary without prior regulatory approval.

The primary source of capital for the Corporation is retained earnings. The Corporation paid cash dividends of $0.42 per share during the first six months of 2002 and $0.40 per share during the first six months of 2001. Earnings per share for the same periods were $1.11 and $0.96, respectively. The Corporation retained 62% of earnings for the first six months of 2002.

Under guidelines issued by banking regulators, the Corporation and its subsidiary bank are required to maintain a minimum Tier 1 risk-based capital ratio of 4% and a minimum total risk-based ratio of 8%. Risk-based capital ratios weight the relative risk factors of all assets and consider the risk associated with off-balance sheet items. The Corporation must also maintain a minimum Tier 1 leverage ratio of 4%. The Corporation's Tier 1 leverage, Tier 1 risk-based, and total risk-based ratios were 7.91%, 10.97%, and 12.22%, respectively as of June 30, 2002.

As of June 30, 2002, management is not aware of any current recommendations by banking regulatory authorities which, if they were to be implemented, would have, or would be reasonably likely to have, a material adverse impact on the Corporation's liquidity, capital resources, or operations.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest rate risk management focuses on maintaining consistent growth in net interest income within Board-approved policy limits. The Corporation uses an earnings simulation model to analyze net interest income sensitivity to movements in interest rates. Given an immediate, sustained 200 basis point increase to the yield curve used in the simulation model, it is estimated net interest income for the Corporation would decrease by 4.4 percent over one year and decrease by 6.58 percent over two years. A 200 basis point immediate, sustained decrease in the yield curve would increase net interest income by an estimated 2.83 percent over one year and increase by 6.06 percent over two years. For further discussion of the Corporation's market risk, see the Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Market Risk included in the Annual Report on Form 10-K for the year ended December 31, 2001.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	None

Item 2.	Changes in Securities	None

Item 3.	Defaults Upon Senior Securities	None

Item 4.	Submission of Matters to a Vote of Security Holders

The Corporation's Annual Meeting of Shareholders was held on April 23, 2002. The following items were approved:

1) Election of the following members to the Corporation's Board of Directors for the ensuing year.

Nominee	In Favor	Withheld	Abstained
Charles J. Baird	8,853,603	45,936	3,505
Burlin Coleman	8,835,967	27,521	3,505
Nick A. Cooley	8,869,677	27,153	3,505
William A. Graham, Jr.	8,872,386	26,911	3,505
Jean R. Hale	8,467,316	431,715	3,505
M. Lynn Parrish	8,872,386	20,939	3,505
Ernest M. Rogers	8,863,109	30,344	3,505

2) Ratification of Deloitte & Touche, LLP as the Corporation's independent certified public accountants for 2002.

The votes of the shareholders on this item were as follows:

In Favor	Withheld	Abstained
9,110,183	24,281	61,954

Item 5.	Other Information	None

Item 6.	Exhibits and Reports on Form 8-K:
	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Exhibit 99.1 Exhibit 99.2

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Corporation has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMUNITY TRUST BANCORP, INC.

By:

Date: August 14, 2002	/s/ Jean R. Hale
Jean R. Hale
Vice Chairman, President, and
Chief Executive Officer

/s/ Kevin J. Stumbo
Kevin J. Stumbo
Executive Vice President/Controller

Exhibit 99.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report of Community Trust Bancorp, Inc. (the "Corporation") on Form 10-Q for the period ended June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Jean R. Hale, Vice Chairman, President and Chief Executive Officer of the Corporation, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities and Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Corporation.

/s/ Jean R. Hale

Jean R. Hale

Vice Chairman, President and CEO

August 14, 2002

Exhibit 99.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report of Community Trust Bancorp, Inc. (the "Corporation") on Form 10-Q for the period ended June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Kevin J. Stumbo, Executive Vice President/Controller of the Corporation, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities and Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Corporation.

/s/ Kevin J. Stumbo

Kevin J. Stumbo

Executive Vice President/Controller

August 14, 2002