Form 10-Q
period 2002-09-30
COMMUNITY TRUST BANCORP INC /KY/
filed 2002-11-14
CIK 350852

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2002

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

Common stock - 11,222,762 shares outstanding at October 31, 2002

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

Condensed Consolidated Balance Sheets
(dollars in thousands except share data)	September 30 2002	December 31 2001
	(unaudited)
Assets:
Cash and due from banks	$73,981	$96,173
Federal funds sold	46,150	113,623
Securities available-for-sale at fair value
(amortized cost of $463,320 and $364,218, respectively)	475,264	367,233
Securities held-to-maturity at amortized cost
(fair value of $56,939 and $85,088, respectively)	55,167	83,324
Loans held for sale at lower of cost or market	11,434	1,246

Loans	1,628,128	1,709,826
Allowance for loan losses	(23,694)	(23,648)
Net loans	1,604,434	1,686,178

Premises and equipment, net	50,554	51,101
Goodwill (net of accumulated amortization of $16,824)	60,122	59,545
Core deposit intangible (net of accumulated amortization of $2,406 and $1,972, respectively)	4,554	4,989
Other assets	39,729	40,493
Total assets	$2,421,389	$2,503,905

Liabilities and shareholders' equity:
Deposits
Noninterest bearing	$313,719	$320,437
Interest bearing	1,759,642	1,835,335
Total deposits	2,073,361	2,155,772

Federal funds purchased and other short-term borrowings	56,725	82,584
Advances from Federal Home Loan Bank	6,528	9,525
Trust preferred securities	59,500	34,500
Long-term debt	1,127	13,444
Other liabilities	18,162	16,474
Total liabilities	2,215,403	2,312,299

Shareholders' equity:
Preferred stock, 300,000 shares authorized and unissued
Common stock, $5 par value, shares authorized 25,000,000;
shares outstanding 2002 - 11,244,609; 2001 - 11,425,770	56,223	57,129
Capital surplus	47,132	51,122
Retained earnings	94,867	81,395
Accumulated other comprehensive income, net of tax	7,764	1,960
Total shareholders' equity	205,986	191,606

Total liabilities and shareholders' equity	$2,421,389	$2,503,905

Condensed Consolidated Statements of Income

(unaudited)
	Three months ended		Nine months ended
	September 30		September 30
(in thousands except per share data)	2002	2001	2002	2001

Interest income:
Interest and fees on loans	$29,805	$37,243	$92,267	$116,728
Interest and dividends on securities
Taxable	5,139	4,280	16,218	11,155
Tax exempt	672	709	2,057	2,154
Other, including interest on fed funds sold	308	1,304	1,247	5,437
Total interest income	35,924	43,536	111,789	135,474

Interest expense:
Interest on deposits	11,820	21,253	38,752	67,977
Interest on federal funds purchased and other short-term borrowings	328	703	1,128	2,627
Interest on advances from Federal Home Loan Bank	98	155	335	505
Interest on long-term debt and trust preferred securities	1,318	1,062	3,994	3,198
Total interest expense	13,564	23,173	44,209	74,307

Net interest income	22,360	20,363	67,580	61,167
Provision for loan and lease losses	2,530	2,428	8,416	6,345
Net interest income after provision for loan losses	19,830	17,935	59,164	54,822

Noninterest income:
Service charges on deposit accounts	3,631	2,738	9,306	8,112
Gains on sales of loans, net	1,016	645	2,347	1,675
Trust income	546	624	1,702	1,907
Securities gains, net	1,528	0	1,528	637
Other	1,966	1,505	4,840	5,283
Total noninterest income	8,687	5,512	19,723	17,614

Noninterest expense:
Salaries and employee benefits	8,742	7,315	25,594	22,949
Occupancy, net	1,400	1,327	4,192	4,040
Equipment	917	883	2,657	2,810
Data processing	939	1,048	2,957	3,036
Stationery, printing, and office supplies	318	306	1,147	1,052
Taxes other than payroll, property, and income	614	538	1,837	1,634
FDIC insurance	89	96	289	291
Other	3,764	4,179	10,817	12,461
Total noninterest expense	16,783	15,692	49,490	48,273

Income before income taxes	11,734	7,755	29,397	24,163
Income taxes	3,801	2,482	8,765	7,734
Net income	7,933	5,273	20,632	16,429

Other comprehensive income, net of tax:
Unrealized holding gains (losses) arising during period	2,070	3,001	5,804	4,539
Comprehensive income	$10,003	$8,274	$26,436	$20,968

Basic earnings per share	$0.70	$0.46	$1.81	$1.42
Diluted earnings per share	$0.69	$0.46	$1.80	$1.42

Average shares outstanding	11,320	11,420	11,379	11,548

Condensed Consolidated Statements of Cash Flows

(unaudited)
	Nine months ended
	September 30
(in thousands)	2002	2001

Cash flows from operating activities:
Net income	$20,632	$16,429
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,307	5,715
Change in net deferred tax asset, net	22	(2,420)
Provision for loan and other real estate losses	8,475	6,596
Securities gains, net	(1,528)	(637)
Gains on sale of mortgage loans held for sale	(2,347)	(1,675)
Gains (losses) on sale of assets, net	(21)	14
Proceeds from sale of mortgage loans held for sale	82,765	77,376
Accretion of securities premiums, net	164	(226)
Change in mortgage loans held for sale, net	(10,188)	(1,568)
Changes in:
Other liabilities	563	9,120
Other assets	(505)	980
Net cash provided by operating activities	101,339	109,704

Cash flows from investing activities:
Securities available-for-sale:
Proceeds from sales	74,960	20,800
Proceeds from prepayments and maturities	76,784	82,350
Purchase of securities	(249,515)	(222,964)
Securities held-to-maturity:
Proceeds from prepayments and maturities	28,730	10,203
Purchase of securities	(540)	0
Change in loans, net	(11,587)	(114,687)
Purchase of premises, equipment, and other real estate	(2,325)	(2,929)
Proceeds from sale of premises and equipment	0	548
Proceeds from sale of other real estate	3,705	4,919
Assets acquired net of cash	(577)	(9,576)
Net cash used in investing activities	(80,365)	(231,336)

Cash flows from financing activities:
Change in deposits, net	(82,411)	125,668
Change in federal funds purchased and other short-term borrowings, net	(25,859)	19,690
Payments on advances from Federal Home Loan Bank	(2,997)	(2,829)
Payments on long-term debt	12,683	(115)
Issuance of common stock, net	1,217	1,387
Repurchase of common stock	(6,113)	(6,538)
Dividends paid	(7,159)	(6,921)
Net cash provided by (used in) financing activities	(110,639)	130,342
Net increase (decrease) in cash and cash equivalents	(89,665)	8,710
Cash and cash equivalents at beginning of year	209,796	169,715
Cash and cash equivalents at end of period	$120,131	$178,425

Notes to Condensed Consolidated Financial Statements

Note 1 - Summary of Significant Accounting Policies

In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments (which consist of normal recurring accruals) necessary, to present fairly the condensed consolidated financial position as of September 30, 2002, the results of operations for the three and nine months ended September 30, 2002 and 2001, and the statements of cash flows for the nine months ended September 30, 2002 and 2001. In accordance with accounting principles generally accepted in the United States of America for interim financial information, these statements do not include certain information and footnote disclosures required by accounting principles generally accepted in the United States of America for complete annual financial statements. Financial information as of December 31, 2001 has been derived from the audited Consolidated Financial Statements of Community Trust Bancorp, Inc. (the "Corporation"). The results of operations for the three and nine months ended September 30, 2002 and 2001 and the statements of cash flows for the nine months ended September 30, 2002 and 2001 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the Consolidated Financial Statements and footnotes thereto for the year ended December 31, 2001, included in the Corporation's Annual Report on Form 10-K.

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

In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment.

Effective January 1, 2002, the Corporation adopted SFAS No. 142. Upon adoption, the Corporation ceased amortizing goodwill of approximately $59.5 million arising from previous purchase transactions. This will reduce amortization expense on an annual basis by $3.1 million and increase earnings on an annual basis by $2.3 million. Goodwill will continue to be evaluated for impairment in accordance with SFAS No. 142. Third quarter and year-to-date 2002 earnings were positively impacted by $0.05 per share and $0.15 per share, respectively, due to the implementation of SFAS No. 142. The following tables show on a pro forma basis the results for the quarter and nine months ended September 30, 2001 had SFAS No. 142 been implemented on January 1, 2001. Amortization of core deposit intangible for the quarter and nine months ended September 30, 2002 was $145 thousand and $434 thousand, respectively. Anticipated amortization for the next five years is $578 thousand annually.

	Quarter Ended September 30, 2001
		Amortization
	Reported Earnings	Goodwill	Pro Forma
Income before income tax expense	$7,755	$806	$8,561
Income tax expense	2,482	215	2,697
Net income	$5,273	$591	$5,864

Basic earnings per share	$0.46	$0.05	$0.51

Diluted earnings per common share	$0.46	$0.05	$0.51

	Nine Months Ended September 30, 2001
		Amortization
	Reported Earnings	Goodwill	Pro Forma
Income before income tax expense	$24,163	$2,308	$26,471
Income tax expense	7,734	605	8,339
Net income	$16,429	$1,703	$18,132

Basic earnings per share	$1.42	$0.15	$1.57

Diluted earnings per common share	$1.42	$0.15	$1.57

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which was required to be adopted January 1, 2002. SFAS No. 144 supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, and APB Opinion No. 30, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, and combines the two accounting models into a single model based on the framework established in SFAS No. 121. Effects of adopting SFAS No. 144 on January 1, 2002 have had no material impact on our earnings and financial position.

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections, which is required to be adopted January 1, 2003. SFAS No. 145 rescinds SFAS No. 4, Reporting Gains and Losses from Extinquishment of Debt, and an amendment of that Statement, SFAS No. 64, Extinquishments of Debt Made to Satisfy Sinking-Fund Requirements. Under SFAS No. 4, all gains and losses from extinquishment of debt were required to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. This Statement eliminates Statement 4 and, thus, the exception to applying APB Opinion No. 30 to all gains and losses related to extinquishments of debt (other than extinquishments of debt to satisfy sinking-fund requirements -the exception to application of Statement 4 noted in SFAS No. 64). As a result, gains and losses from extinquishment of debt should be classified as extraordinary items only if they meet the criteria in APB Opinion No. 30. Applying the provisions of Opinion 30 will distinguish transactions that are part of an entity's recurring operations from those that are unusual or infrequent or that meet the criteria for classification as an extraordinary item. SFAS No. 145 also rescinds SFAS No. 44, Accounting for Intangible Assets of Motor Carriers. SFAS No. 145 amends SFAS No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. Management has determined that the adoption of this Statement will have no material effect on the Corporation's financial position, results of operations, or cash flows.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which is required to be adopted January 1, 2003. SFAS No. 146 requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management's commitment to an exit plan, which is generally before an actual liability has been incurred. Management has determined that the adoption of this Statement will have no material effect on the Corporation's financial position, results of operations, or cash flows.

SFAS No. 147, Acquisitions of Certain Financial Institutions, was issued in October 2002. This statement clarifies that, if certain criteria are met, an acquisition of a less-than-whole financial institution (such as a branch acquisition) should be accounted for as a business combination. SFAS No. 147 states that, in such instances, the excess of the fair value of liabilities assumed over the value of tangible and identifiable intangible assets acquired represents goodwill. Prior to SFAS No. 147, such excesses were classified as an unidentifiable intangible asset subject to continuing amortization under SFAS No. 142. As a result of SFAS No. 147, entities are required to reclassify and restate both the goodwill asset and amortization expense as of the date SFAS No. 142 was adopted. In addition, SFAS No. 147 amends SFAS No. 144 to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor- and borrower-relationship intangible assets. As a result, those intangible assets are subject to the same undiscounted cash flow recoverability test and impairment loss recognition and measurement provisions that SFAS No. 144 requires for other long-lived assets that are held and used by a company. SFAS No. 147 is effective October 1, 2002 and is not expected to have a material impact on the Corporation's financial statements.

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

The amortized cost and fair value of securities available-for-sale as of September 30, 2002 are summarized as follows:

(in thousands)	Amortized Cost	Fair Value
U.S. Treasury and Government agencies	$88,902	$90,825
States and political subdivisions	156,987	159,745
Mortgage-backed pass through certificates	178,771	186,083
Collateralized mortgage obligations	8,278	8,631
Other debt securities	1,793	1,829
Total debt securities	434,731	447,113
Equity securities	28,588	28,151
Total available-for-sale securities	$463,320	$475,264

The amortized cost and fair value of securities held-to-maturity as of September 30, 2002 are summarized as follows:

(in thousands)	Amortized Cost	Fair Value
U.S. Treasury and Government agencies	$37,317	$38,553
States and political subdivisions	17,310	17,846
Mortgage-backed pass through certificates	28	28
Other debt securities	512	512
Total held-to-maturity securities	$55,167	$56,939

The amortized cost and fair value of securities available-for-sale as of December 31, 2001 are summarized as follows:

(in thousands)	Amortized Cost	Fair Value
U.S. Treasury and Government agencies	$51,726	$51,347
States and political subdivisions	40,812	41,265
Mortgage-backed pass through certificates	229,400	232,505
Collateralized mortgage obligations	9,654	9,901
Other debt securities	26,258	26,343
Total debt securities	357,850	361,361
Equity securities	6,368	5,872
Total available-for-sale securities	$364,218	$367,233

The amortized cost and fair value of securities held-to-maturity as of December 31, 2001 are summarized as follows:

(in thousands)	Amortized Cost	Fair Value
U.S. Treasury and Government agencies	$57,499	$58,645
States and political subdivisions	23,739	24,341
Mortgage-backed pass through certificates	2,086	2,102
Total held-to-maturity securities	$83,324	$85,088

Note 4 - Loans

Major classifications of loans are summarized as follows:

(in thousands)	September 30 2002	December 31 2001
Commercial, secured by real estate	$502,879	$510,070
Commercial, other	264,951	280,222
Real estate - construction	88,099	98,441
Real estate mortgage	388,992	423,952
Consumer	374,600	390,311
Equipment lease financing	8,607	6,830
Total loans	$1,628,128	$1,709,826

Note 5 - Borrowings

Short-term debt consists of the following:

(in thousands)	September 30 2002	December 31 2001
Parent Company:
$14 million revolving line of credit, 4.1875% interest due semiannually. Paid February 1, 2002.	$0	$8,000
Subsidiaries:
Federal funds purchased	9,539	16,864
Securities sold under agreements to repurchase	47,186	57,720
Total short-term debt	$56,725	$82,584

On April 29, 2002, the Corporation entered into a revolving note agreement for a line of credit in the amount of $12 million, all of which is currently available to meet any future cash needs. The agreement will mature on April 28, 2003.

All federal funds purchased and the majority of securities sold under agreements to repurchase mature and reprice daily. The average rates paid for federal funds purchased and repurchase agreements on September 30, 2002 were 1.80% and 2.19%, respectively.

Long-term debt consists of the following:

(in thousands)	September 30 2002	December 31 2001
Parent Company:
Ten Year Senior Notes, 8.25% interest, due January 1, 2003; interest payable semiannually; redeemable in whole or in part at the option of the Corporation. Redeemed February 25, 2002.	$0	$12,230
Subsidiaries:
Capital lease obligations, interest at lender's prime rate, payable in quarterly principal and interest installments of $53 thousand, adjusted for prime rate changes through September 2004, secured by real property. The Bank has a purchase option in September 2004 for $921 thousand or a renewal option for five years.	1,125	1,212
Other	2	2
Total long-term debt	$1,127	$13,444

Note 6 - Company-Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trusts Holding Solely the Junior Subordinated Debentures of the Corporation

The following table is a summary of the obligated trust preferred securities as of September 30, 2002.

(in thousands)
Issuance Trust	Issuance Date	Amount	Rate Amount	Rate Type	Maturity Date	Redemption Date
CTBI Preferred Capital Trust	3/31/97	$34,500	9.00%	Fixed	3/31/27	3/31/07
CTBI Preferred Capital Trust II	2/1/02	$25,000	8.25%	Fixed	3/31/32	3/31/07

Note 7 - Subsequent Events

On October 24, 2002, the Corporation announced the declaration of a 10% stock dividend to shareholders of record on December 1, 2002. The dividend will be distributed on December 15, 2002. This dividend is in addition to the quarterly cash dividend of $0.21 per share that will be paid on January 1, 2003, to shareholders of record on December 15, 2002. This represents an increase of 10% in the quarterly cash dividend after adjusting for the stock dividend. The following table shows the impact on earnings per share and average shares outstanding for the quarter and nine months ended September 30, 2001 and September 30, 2002 as adjusted for this stock dividend.

(in thousands except per share data)	Three Months Ended September 30		Nine Months Ended September 30
	2002	2001	2002	2001
Basic earnings per share	$0.64	$0.42	$1.65	$1.29
Diluted earnings per share	0.63	0.42	1.64	1.29

Average shares outstanding	12,452	12,562	12,517	12,703

Item 2. Management's Discussion and Analysis of Financial Condition

and Results of Operations

Overview

Community Trust Bancorp, Inc. (the "Corporation") is a bank holding company headquartered in Pikeville, Kentucky. At September 30, 2002, the Corporation owned one commercial bank and one trust company. Through its subsidiaries, the Corporation has seventy-four banking locations in Eastern and Central Kentucky and West Virginia. The banking locations are segmented into eighteen markets within four regions. The Corporation had total assets of $2.4 billion and total shareholders' equity of $206.0 million as of September 30, 2002. The Corporation's common stock is listed on NASDAQ under the symbol CTBI. Current market participants are Ferris, Baker Watts Incorporated, Baltimore, Maryland; Herzog, Heine, Geduld, Inc., New York, New York; J.J.B. Hilliard, W.L. Lyons, Inc., Louisville, Kentucky; Keefe, Bruyette & Woods, Inc., New York, New York; FTN Financial First Tennessee Securities Corp., Nashville, Tennessee; Robinson Salomon Smith Barney, Atlanta, Georgia; Sandler O'Neill & Partners, New York, New York; Sherwood Securities Corp., New York, New York; and Spear, Leeds & Kellogg, New York, New York.

Charter Changes

On October 29, 2002, two of the Corporation's subsidiaries, Community Trust Bank, National Association ("Bank") and Trust Company of Kentucky, National Association ("Trust Company"), filed an application with the Kentucky Department of Financial Institutions requesting approval of the conversion of their charters to state charters from national associations. The Bank is also filing an application to remain a member of the Federal Reserve System following conversion. Following its conversion, Trust Company intends to change its name to Community Trust and Investment Company in order to identify more closely Trust Company with the Bank. While the Corporation believes that the conversions will result in some reduction in expenses, the conversions will not result in any changes in the management or operations of the Bank or Trust Company.

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

The Corporation's accounting policies are more fully described in note 1 to the condensed consolidated financial statements. The Corporation has identified the following critical accounting policies:

Loans are reported at the carrying value of unpaid principal reduced by unearned interest and an allowance for loan losses. Income is recorded on the level yield basis. Interest accrual is discontinued when management believes, after considering economic and business conditions, collateral value, and collection efforts, that the borrower's financial condition is such that collection of interest is doubtful. Any loan greater than 90 days past due must be well secured and in the process of collection to continue accruing interest. Cash payments received on nonaccrual loans generally are applied against principal, and interest income is only recorded once principal recovery is reasonably assured. Loans are not reclassified as accruing until principal and interest payments are brought current and future payments appear reasonably certain.

Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated market value in the aggregate. Net unrealized losses, if any, would be recognized in a valuation allowance by charges to income.

The adequacy of the allowance is reviewed quarterly by management using a methodology that includes several key factors. The Corporation utilizes an internal risk grading system for commercial credits, and those larger commercial credits identified through this grading system as having weaknesses are individually reviewed for the customer's ability and potential to repay their loans. The borrower's cash flow, adequacy of collateral held for the loan, and other options available to the Corporation including legal avenues are all evaluated. Based upon this individual credit evaluation, a specific allocation to the allowance may be made for the loan.

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

An unallocated portion of the allowance is also determined in recognition of the inherent inability to precisely determine the loss potential in any particular loan or pool of loans. The factors considered by management in determining this amount of inherent risk include delinquency trends, current economic conditions and trends, strength of the supervision and administration of the loan portfolio, level of nonperforming loans, trend in loan losses, recovery rates associated with previously charged-off loans, concentrations within commercial credits, problem loan identification strengths and weaknesses, collateral evaluation strengths and weaknesses, and level of financial statement exceptions. These factors are reviewed quarterly and weighted as deemed appropriate by management. The total of these weighted factors is then applied against the total loan portfolio and the allowance is adjusted accordingly.

The Corporation has not substantively changed any aspect of its overall approach in the determination of the allowance for loan losses, except converting to an eight quarter moving average for determining historical loss rates, using specific allocations for homogenous pools of loans, and applying the inherent risk factors discussed above against the total loan portfolio instead of against the preliminary allowance calculation as was done previously. There have been no material changes in assumptions or estimation techniques as compared to prior years that impacted the determination of the current year allowance.

Effect of Accounting Change

Effective January 1, 2002, the Corporation adopted Statement of Financial Accounting Standard ("SFAS") No. 142, Goodwill and Other Intangible Assets. Upon adoption, the Corporation ceased amortizing goodwill of approximately $59.5 million arising from previous purchase transactions. This will reduce amortization expense on an annual basis beginning in 2002 by $3.1 million and increase earnings on an annual basis beginning in 2002 by $2.3 million. Goodwill will continue to be evaluated for impairment in accordance with SFAS No. 142. The Corporation believes its past branch acquisitions meet the provisions of SFAS No. 142 which requires that goodwill not be amortized but be evaluated for impairment. Third quarter and year-to-date 2002 earnings were positively impacted by $0.05 per share and $0.15 per share, respectively, due to the implementation of SFAS No. 142. The tables in note 1 to the financial statements show on a pro forma basis the results for the quarter and nine months ended September 30, 2001 had SFAS No. 142 been implemented on January 1, 2001.

Dividends

The following schedule shows the quarterly cash dividends paid for the past six quarters:

Pay Date	Record Date	Amount
October 1, 2002	September 15, 2002	21 cents per share
July 1, 2002	June 15, 2002	21 cents per share
April 1, 2002	March 15, 2002	21 cents per share
January 1, 2002	December 15, 2001	21 cents per share
October 1, 2001	September 15, 2001	20 cents per share
July 1, 2001	June 15, 2001	20 cents per share

On October 24, 2002, the Corporation announced the declaration of a 10% stock dividend to shareholders of record on December 1, 2002. The dividend will be distributed on December 15, 2002. This dividend is in addition to the quarterly cash dividend of $0.21 per share that will be paid on January 1, 2003, to shareholders of record on December 15, 2002. This represents an increase of 10% in the quarterly cash dividend after adjusting for the stock dividend.

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

Income Statement Review

The Corporation's net income for the three months ended September 30, 2002 was $7.9 million or $0.70 basic earnings per share. This exceeds by $0.24 per share the $5.3 million or $0.46 basic earnings per share earned during the same period in 2001. Earnings for the nine months ended September 30, 2002 were $20.6 million or $1.81 basic earnings per share, a 27.5% increase in earnings per share from the $16.4 million or $1.42 basic earnings per share earned during the first nine months of 2001. Third quarter and year-to-date 2002 earnings were positively impacted by $0.05 per share and $0.15 per share, respectively, due to the implementation of SFAS No. 142. Earnings per share for the quarter were also positively impacted by $0.09 per share due to gains on the sale of securities. Due to the high level of prepayments of residential mortgages resulting from refinancing in the current low interest rate environment, management made the decision to sell certain mortgage-backed securities for an after tax gain of $993 thousand. The Corporation had average shares outstanding of 11.4 million and 11.5 million for the nine months ended September 30, 2002 and 2001, respectively. The following table sets forth on an annualized basis the return on average assets and return on average shareholders' equity for the three and nine-month periods ended September 30, 2002 and 2001:

	Three months ended		Nine months ended
	September 30		September 30
	2002	2001	2002	2001
Return on average shareholders' equity	15.32%	11.10%	13.74%	11.78%
Return on average assets	1.30%	0.86%	1.12%	0.91%

Net Interest Income

Our net interest margin of 4.06% is a 37 basis point or 10.1% increase from the 3.69% for the quarter ended September 30, 2001. While the third quarter's net interest margin is an increase over the prior year third quarter, it reflects a 5 basis point decline from the prior quarter ended June 30, 2002. On November 6, 2002, the Federal Open Market Committee reduced the Federal Funds Sold rate to 1.25% from 1.75%. While the Corporation is negatively gapped over a 12-month period, it is positively gapped in the overnight to three-month period, meaning that more assets will be impacted by a rate change than liabilities. Management expects this short-term positive gap position to put continued pressure on its net interest margin. Interest income decreased $7.6 million or 17% for the quarter ending September 30, 2002 as compared to the same period in 2001, and interest expense decreased $9.6 million or 41%.

The following table summarizes the annualized net interest spread and net interest margin for the three and nine months ended September 30, 2002 and 2001.

	Three months ended		Nine months ended
	September 30		September 30
	2002	2001	2002	2001
Yield on interest earning assets	6.47%	7.79%	6.67%	8.22%
Cost of interest bearing funds	2.84%	4.74%	3.04%	5.13%

Net interest spread	3.63%	3.05%	3.63%	3.09%

Net interest margin	4.06%	3.69%	4.06%	3.76%

Provision for Loan Losses

The analysis of the changes in the allowance for loan losses and selected ratios is set forth below:

	Nine months ended
	September 30
(in thousands)	2002	2001

Allowance balance at January 1	$23,648	$25,886
Additions to allowance charged against operations	8,416	6,345
Recoveries credited to allowance	2,875	3,010
Losses charged against allowance	(11,245)	(11,182)
Allowance balance at September 30	$23,694	$24,059

Allowance for loan losses to period-end loans	1.46%	1.41%

Average loans, net of unearned income	$1,668,194	$1,750,473

Provision for loan losses to average loans, annualized	0.67%	0.48%

Loan charge-offs net of recoveries, to average loans, annualized	0.67%	0.62%

Net charge-offs for the quarter ending September 30, 2002 were $3.0 million, an annualized rate of 0.72% of average loans compared to $2.9 million or an annualized rate of 0.65% of average loans for the quarter ending September 30, 2001. For the nine months ending September 30, 2002, charge-offs of $8.4 million or an annualized rate of 0.67% of average loans remained relatively flat compared to the $8.2 million or an annualized rate of 0.62% of average loans for the same period in 2001. Our reserve for losses on loans and leases as a percentage of total loans outstanding increased to 1.46% at September 30, 2002 from the 1.41% of September 30, 2001. Management increased its reserve for losses on loans to be reflective of currently weak economic conditions.

Noninterest Income

Noninterest income for the quarter and nine months ended September 30, 2002 of $8.7 million and $19.7 million, respectively, were 57.6% and 12.0% increases from the $5.5 million and $17.6 million earned during the same periods in 2001. The increases in noninterest income for the quarter and nine months ended September 30, 2002 are primarily the result of increased gains on sales of securities, increased deposit service charge revenue due to the implementation of our Overdraft Honor program, increased gains on sale of residential real estate loans due to increased refinancing activity, and increased other noninterest income.

Noninterest Expense

Noninterest expense for the third quarter 2002 of $16.8 million is a 7.0% increase from $15.7 million for the third quarter 2001 to $16.8 million for the third quarter 2002. The increase in noninterest expense was primarily due to a $1.4 million increase in personnel expense. The increase in personnel expense is primarily attributable to the implementation of a revised employee incentive program based on corporate performance resulting in a year-to-date increase in incentive expense of $0.5 million and an increase of $0.5 million in salaries. The increase in salary expense is due to the base salary costs associated with the acquisition of our Hazard Market, the filling of budgeted key positions within the Company, and annual merit increases.

Balance Sheet Review

The Corporation's assets decreased 3.3% from December 31, 2001 to September 30, 2002 from $2.5 billion to $2.4 billion. The Corporation's largest liability, deposits, decreased 3.8% to $2.1 billion from the $2.2 billion at December 31, 2001. Noninterest bearing deposits decreased 2.1% and interest bearing deposits decreased 4.1%.

Loans

The loan portfolio decreased from $1.7 billion at December 31, 2001 to $1.6 billion at September 30, 2002. The Company's balance sheet continues to be impacted by current economic conditions as is evidenced by the lack of internal loan growth resulting from the continuing weak commercial loan demand and the migration of portfolio residential real estate loans to long-term fixed rate secondary market loans.

Foreclosed properties on September 30, 2002 were $3.3 million, an increase from the $2.0 million reported at December 31, 2001. The increase is primarily reflective of normal foreclosure and liquidation activities in the residential loan portfolio.

Nonperforming loans amounted to 1.75% of total loans outstanding as of September 30, 2002 and 1.97% of total loans outstanding as of December 31, 2001. The decline in nonperforming loans is reflective of the Company's continuing focus on asset quality during this weak period in the economy. Specific reserves are established for all large loans where a loss may occur; therefore, no significant losses are anticipated except for those loans with specific reserve allocations.

The allowance for loan losses increased from 1.38% of total loans outstanding as of December 31, 2001 to 1.46% as of September 30, 2002. The allowance for loan losses as a percentage of nonperforming loans was 70.3% at December 31, 2001 and 83.0% at September 30, 2002.

The following table summarizes the Corporation's nonperforming loans as of September 30, 2002 and December 31, 2001.

(in thousands)	Nonaccrual loans	As a % of Loan Balances by Category	Restructured Loans	As a % of Loan Balances by Category	Accruing Loans Past Due 90 Days or More	As a % of Loan Balances by Category	Loan Portfolio Balances
September 30, 2002
Commercial loans-real estate secured	$14,680	2.58%	$284	0.05%	$321	0.06%	$569,191
Commercial loans-other	2,631	0.96	0	0.00	315	0.12	273,558
Consumer loans-real estate secured	8,202	2.00	0	0.00	1,183	0.29	410,779
Consumer loans-other	86	0.02	0	0.00	838	0.22	374,600
Total	$25,599	1.57%	$284	0.02%	$2,657	0.16%	$1,628,128

December 31, 2001
Commercial loans-real estate secured	$13,967	2.37%	$349	0.06%	$801	0.14%	$588,578
Commercial loans-other	7,030	2.45	169	0.06	358	0.12	287,052
Consumer loans-real estate secured	9,397	2.12	0	0.00	892	0.20	443,885
Consumer loans-other	102	0.03	0	0.00	589	0.15	390,311
Total	$30,496	1.78%	$518	0.03%	$2,640	0.15%	$1,709,826

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

Securities

The Corporation uses its securities held-to-maturity for production of income and to manage cash flow needs through expected maturities. The Corporation uses its securities available-for-sale for income and balance sheet liquidity management. The fair value of securities available-for-sale increased from $367 million as of December 31, 2001 to $475 million at September 30, 2002. Securities held-to-maturity declined from $83 million to $55 million during the same period. Total securities as a percentage of total assets were 18.0% as of December 31, 2001 and 21.9% as of September 30, 2002.

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

The Corporation owns $475 million of securities valued at estimated fair value that are designated as available-for-sale and available to meet liquidity needs on a continuing basis. The Corporation also relies on Federal Home Loan Bank advances for both liquidity and management of its asset/liability position. Federal Home Loan Bank advances decreased from $9.5 million at December 31, 2001 to $6.5 million at September 30, 2002.

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

During the third quarter of 2002, the Corporation continued its stock repurchase program, acquiring 133,892 shares of the Corporation's stock. The Corporation's stock repurchase program continues to be accretive to shareholder value. The Corporation began a program of stock repurchase in December 1998 with the authorization to acquire up to 500,000 shares. The Corporation issued a press release in July 2000 announcing its intention to repurchase up to an additional 1,000,000 shares. As of September 30, 2002, a total of 985,987 shares have been repurchased through this program.

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

The Corporation's principal source of funds used to pay dividends to shareholders and service long-term debt is the dividends it receives from the subsidiary bank. Various federal statutory provisions, in addition to regulatory policies and directives, limit the amount of dividends that subsidiary banks can pay without prior regulatory approval. These restrictions have had no major impact on the Corporation's dividend policy or its ability to service long-term debt, nor is it anticipated that they would have any major impact in the foreseeable future. During the remainder of 2002, approximately $16.2 million plus any remaining 2002 net profits can be paid by the Corporation's banking subsidiary without prior regulatory approval.

The primary source of capital for the Corporation is retained earnings. The Corporation paid cash dividends of $0.63 per share during the first nine months of 2002 and $0.60 per share during the first nine months of 2001. Basic earnings per share for the same periods were $1.81 and $1.42, respectively. The Corporation retained 65% of earnings for the first nine months of 2002.

Under guidelines issued by banking regulators, the Corporation and its subsidiary bank are required to maintain a minimum Tier 1 risk-based capital ratio of 4% and a minimum total risk-based ratio of 8%. Risk-based capital ratios weight the relative risk factors of all assets and consider the risk associated with off-balance sheet items. The Corporation must also maintain a minimum Tier 1 leverage ratio of 4%. The Corporation's Tier 1 leverage, Tier 1 risk-based, and total risk-based ratios were 8.19%, 11.18%, and 12.43%, respectively as of September 30, 2002.

As of September 30, 2002, management is not aware of any current recommendations by banking regulatory authorities which, if they were to be implemented, would have, or would be reasonably likely to have, a material adverse impact on the Corporation's liquidity, capital resources, or operations.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest rate risk management focuses on maintaining consistent growth in net interest income within Board-approved policy limits. The Corporation uses an earnings simulation model to analyze net interest income sensitivity to movements in interest rates. Given an immediate, sustained 200 basis point increase to the yield curve used in the simulation model, it is estimated net interest income for the Corporation would decrease by 9.55 percent over one year and decrease by 5.57 percent over two years. A 200 basis point immediate, sustained decrease in the yield curve would increase net interest income by an estimated 6.94 percent over one year and increase by 11.18 percent over two years. For further discussion of the Corporation's market risk, see the Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Market Risk included in the Annual Report on Form 10-K for the year ended December 31, 2001.

Item 4. Controls and Procedures

Within 90 days prior to the filing date of this report, the Corporation performed an evaluation, under the supervision and with the participation of the Corporation's management, including the Corporation's Principal Executive Officer and Principal Financial Officer, of the effectiveness and the design and operation of the Corporation's disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934. Based upon that evaluation, the Principal Executive Officer and the Principal Financial Officer concluded that the Corporation's disclosure controls and procedures are effective in timely alerting them to material information relating to the Corporation required to be included in the Corporation's periodic SEC filings. Since the date of the Corporation's most recent evaluation, there were no significant changes in the Corporation's internal controls or in other factors that could significantly affect these controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	None

Item 2.	Changes in Securities	None

Item 3.	Defaults Upon Senior Securities	None

Item 4.	Submission of Matters to a Vote of Security Holders	None

Item 5.	Other Information:

The Company's principal executive officer and principal financial officer have furnished to the SEC the certification with respect to this Form 10-Q that is required by Section 906 of the Sarbanes-Oxley Act of 2002

Item 6.	Exhibits and Reports on Form 8-K:
	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Exhibit 99.1 Exhibit 99.2

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Corporation has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMUNITY TRUST BANCORP, INC.

By:

Date: November 14, 2002	/s/ Jean R. Hale
Jean R. Hale
Vice Chairman, President, and
Chief Executive Officer

/s/ Kevin J. Stumbo
Kevin J. Stumbo
Executive Vice President/Controller

Certification of Principal Executive Officer

I, Jean R. Hale, Vice Chairman, President, and Chief Executive Officer of the Corporation, certify that:

(1) I have reviewed this quarterly report on Form 10-Q of Community Trust Bancorp, Inc. (the "Corporation");

(2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

(3) Based on my knowledge, the financial statements and other financial information included in this quarterly report fairly present in all material respects the financial condition, results of operation, and cash flows of the Corporation as of and for the periods presented in this quarterly report;

(4) The Corporation's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Corporation and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the Corporation, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) evaluated the effectiveness of the Corporation's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

(c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5) The Corporation's other certifying officer and I have disclosed, based on our most recent evaluation, to the Corporation's auditors and the Audit Committee of the Corporation's Board of Directors:

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Corporation's ability to record, process, summarize, and report financial data and have identified for the Corporation's auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Corporation's internal controls; and

(6) The Corporation's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Jean R. Hale

Jean R. Hale

Vice Chairman, President and CEO

November 14, 2002

Certification of Principal Financial Officer

I, Kevin J. Stumbo, Executive Vice President/Controller of the Corporation, certify that:

(1) I have reviewed this quarterly report on Form 10-Q of Community Trust Bancorp, Inc. (the "Corporation");

(2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

(3) Based on my knowledge, the financial statements and other financial information included in this quarterly report fairly present in all material respects the financial condition, results of operation, and cash flows of the Corporation as of and for the periods presented in this quarterly report;

(4) The Corporation's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Corporation and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the Corporation, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) evaluated the effectiveness of the Corporation's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

(c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5) The Corporation's other certifying officer and I have disclosed, based on our most recent evaluation, to the Corporation's auditors and the Audit Committee of the Corporation's Board of Directors:

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Corporation's ability to record, process, summarize, and report financial data and have identified for the Corporation's auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Corporation's internal controls; and

(6) The Corporation's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Kevin J. Stumbo

Kevin J. Stumbo

Executive Vice President/Controller

November 14, 2002