Form 10-K
period 2002-12-31
COMMUNITY TRUST BANCORP INC /KY/
filed 2003-03-28
CIK 350852

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the fiscal year ended December 31, 2002

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

(606) 432-1414
(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act.

Yes ☒	No ☐

Based upon the closing price of the Common Shares of the Registrant on the NASDAQ National Market, the aggregate market value of voting stock held by non-affiliates of the Registrant as of February 28, 2003 was $310,659,018.56.  The number of shares outstanding of the Registrant’s Common Stock as of February 28, 2003 was 12,288,727.  For the purpose of the foregoing calculation only, all directors and executive officers of the Registrant have been deemed affiliates.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference into the Form 10-K part indicated:

Document	Form 10-K
(1) Proxy statement for the annual meeting of shareholders to be held April 29, 2003	Part III

PART I

Item 1.  Business

Community Trust Bancorp, Inc. (the “Corporation”) is a bank holding company registered with the Board of Governors of the Federal Reserve System pursuant to Section 5(a) of the Bank Holding Company Act of 1956, as amended.  The Corporation was incorporated August 12, 1980, under the laws of the Commonwealth of Kentucky for the purpose of becoming a bank holding company.  At December 31, 2002, the Corporation owned all the capital stock of one commercial bank and one trust company, serving small and mid-sized communities in eastern, northeast, central, and south central Kentucky and southern West Virginia.  The commercial bank is Community Trust Bank, Inc., Pikeville, Kentucky (the “Bank”).  The trust company, Community Trust and Investment Company, Lexington, Kentucky (the “Trust Company”), has offices in Lexington, Pikeville, Ashland, Middlesboro, and Versailles, Kentucky.  The Trust Company commenced business operations on January 1, 1994.  At December 31, 2002, the Corporation had total consolidated assets of $2.5 billion and total consolidated deposits of $2.1 billion, making it the largest bank holding company headquartered in the Commonwealth of Kentucky.

On January 26, 2001, the Bank acquired the deposits, loans, and fixed assets of The Bank of Mt.Vernon, Inc.  The offices acquired from The Bank of Mt. Vernon, Inc. are located in Mt. Vernon, Somerset, Richmond, and Berea, Kentucky.  The offices acquired had deposits totaling $109.3 million and loans totaling $79 million.  The purchase price paid by the Bank for the offices was a 9.5% premium on the non-brokered deposits as of the closing date plus approximately $1.6 million for fixed assets, $12.6 million for investment securities, and $1.0 million for the cash held at the acquired branches of The Bank of Mt. Vernon.

During the third quarter 2001, the Corporation acquired 75.28% of the outstanding shares of Citizens National Bank and Trust of Hazard, Kentucky (“Citizens”), independently valued at that time at $15.1 million, in lieu of a debt owed to the Corporation by a Citizens’ shareholder.  On January 3, 2002, the Corporation acquired the remaining 24.72% of Citizens for $4.9 million.  Citizens had total assets of $138.5 million and equity capital of $19.4 million as of December 31, 2001.  On March 15, 2002, Citizens was merged into the Bank.

Effective January 1, 2003, the Bank and the Trust Company converted their charters to state charters from national associations.  The Bank remained a member of the Federal Reserve System following conversion.  Following its conversion, the Trust Company changed its name from Trust Company of Kentucky, National Association to Community Trust and Investment Company in order to identify more closely the Trust Company with the Bank.  While the Corporation believes that the conversions resulted in some reduction in expenses, the conversions did not result in any changes in the management or operations of the Bank or the Trust Company.

Through its subsidiaries, the Corporation engages in a wide range of commercial and personal banking and trust activities, which include accepting time and demand deposits; making secured and unsecured loans to corporations, individuals and others; providing cash management services to corporate and individual customers; issuing letters of credit; renting safe deposit boxes, and providing funds transfer services.  The lending activities of the Bank include making commercial, construction, mortgage, and personal loans.  Also available are lease-financing, lines of credit, revolving lines of credit, term loans, and other specialized loans including asset-based financing.  The corporate subsidiaries act as trustees of personal trusts, as executors of estates, as trustees for employee benefit trusts, as registrars, transfer agents, and paying agents for bond and stock issues, as depositories for securities, and as providers of discount brokerage services.

COMPETITION

The Corporation’s subsidiaries face substantial competition for deposit, credit, and trust relationships, as well as other sources of funding in the communities they serve.  Competing providers include state banks, national banks, thrifts and trust companies, insurance companies, mortgage banking operations, credit unions, finance companies, brokerage companies, and other financial and non-financial companies which may offer products functionally equivalent to those offered by the Corporation’s subsidiaries.  Many of these providers offer services within and outside the market areas served by the Corporation’s subsidiaries.  The Corporation’s subsidiaries strive to offer competitively priced products along with quality customer service to build customer relationships in the communities they serve.

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

No material portion of the business of the Corporation is seasonal.  The business of the Corporation is not dependent upon any one customer or a few customers, and the loss of any one or a few customers would not have a material adverse effect on the Corporation.  However, a certain portion of the Corporation’s debtors is economically dependent on the coal industry (see note 18 to the consolidated financial statements).

The Corporation engages in no operations in foreign countries.

EMPLOYEES

As of December 31, 2002, the Corporation and its subsidiaries had 874 full-time equivalent employees.  Employees are provided with a variety of employee benefits.  A retirement plan, employee stock ownership plan, group life, hospitalization, major medical insurance, and annual management and employee incentive compensation plans are available to eligible personnel.

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

The Bank is a state-chartered bank subject to state and federal banking laws and regulations and to periodic examination by the Kentucky Department of Financial Institutions and to the restrictions, including dividend restrictions, thereunder.  The Bank is also a member of the Federal Reserve System and is subject to certain restrictions imposed by and to examination and supervision under the Federal Reserve Act.  The Trust Company is also regulated by the Kentucky Department of Financial Institutions.

Deposits of the Bank are insured by the Federal Deposit Insurance Corporation, which subjects banks to regulation and examination under the provisions of the Federal Deposit Insurance Act.

The operations of the Corporation and its subsidiaries also are affected by other banking legislation and policies and practices of various regulatory authorities.  Such legislation and policies include statutory maximum rates on some loans, reserve requirements, domestic monetary and fiscal policy, and limitations on the kinds of services that may be offered.

CAUTIONARY STATEMENT

Certain of the statements contained herein that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. The Corporation’s actual results may differ materially from those included in the forward-looking statements. Forward-looking statements are typically identified by words or phrases such as “believe,” “expect,” “anticipate,” “intend,” “estimate,” “may increase,” “may fluctuate,” and similar expressions or future or conditional verbs such as “will,” “should,” “would,” and “could.” These forward-looking statements involve risks and uncertainties including, but not limited to, economic conditions, portfolio growth, the credit performance of the portfolios, including bankruptcies, and seasonal factors; changes in general economic conditions including the performance of financial markets, the performance of coal and coal related industries, prevailing inflation and interest rates, realized gains from sales of investments, gains from asset sales, and losses on commercial lending activities; results of various investment activities; the effects of competitors’ pricing policies, of changes in laws and regulations on competition and of demographic changes on target market populations’ savings and financial planning needs; industry changes in information technology systems on which we are highly dependent; failure of acquisitions to produce revenue enhancements or cost savings at levels or within the time frames originally anticipated or unforeseen integration difficulties; the adoption by the Corporation of an FFIEC policy that provides guidance on the reporting of delinquent consumer loans and the timing of associated credit charge-offs for financial institution subsidiaries; and the resolution of legal  proceedings and related matters.  In addition, the banking industry in general is subject to various monetary and fiscal policies and regulations, which include those determined by the Federal Reserve Board, the Federal Deposit Insurance Corporation, and state regulators, whose policies and regulations could affect the Corporation’s results.  These statements are representative only on the date hereof, and the Corporation undertakes no obligation to update any forward-looking statements made.

SELECTED STATISTICAL INFORMATION

The following tables set forth certain statistical information relating to the Corporation and its subsidiaries on a consolidated basis and should be read together with the consolidated financial statements of the Corporation.

Consolidated Average Balance Sheets and Taxable Equivalent Income/Expense and Yields/Rates

	2002			2001			2000
(in thousands)	Average Balances	Interest	Average Rate	Average Balances	Interest	Average Rate	Average Balances	Interest	Average Rate
Earning assets:
Loans, net of unearned income (1)(2)(3)	$1,660,912	$121,130	7.29%	$1,748,241	$150,669	8.62%	$1,665,349	$155,822	9.36%
Loans held for sale (4)	5,696	771	13.54%	1,651	775	46.94%	713	158	22.16%
Securities:
U.S. Treasury and agencies	324,375	17,238	5.31%	236,493	13,642	5.77%	175,838	10,724	6.10%
Tax exempt state and political subdivisions (3)	57,049	4,160	7.29%	60,545	4,423	7.31%	60,221	4,502	7.48%
Other securities	130,869	3,661	2.80%	51,336	3,111	6.06%	65,333	4,235	6.48%
Federal funds sold	89,559	1,485	1.66%	157,858	6,186	3.92%	37,000	2,404	6.50%
Interest bearing deposits	119	2	1.68%	217	11	5.07%	232	13	5.60%
Total earning assets	2,268,579	148,447	6.54%	2,256,341	178,817	7.93%	2,004,686	177,858	8.87%
Allowance for loan losses	(24,520)			(25,782)			(26,162)
	2,244,059			2,230,559			1,978,524
Nonearning assets:
Cash and due from banks	68,231			65,777			73,847
Premises and equipment, net	50,658			49,703			50,269
Other assets	104,521			98,656			92,740
Total assets	$2,467,469			$2,444,695			$2,195,380

Interest bearing liabilities:
Deposits:
Savings and demand deposits	$631,055	$9,007	1.43%	$549,072	$13,343	2.43%	$510,285	$18,095	3.55%
Time deposits	1,164,457	41,104	3.53%	1,267,476	72,266	5.70%	1,124,270	65,154	5.80%
Federal funds purchased and securities sold under repurchase agreements	70,275	1,400	1.99%	74,743	2,845	3.81%	48,343	2,699	5.58%
Other short-term borrowings	679	33	4.86%	6,349	346	5.45%	5,500	411	7.47%
Advances from Federal Home Loan Bank	7,381	418	5.66%	11,279	645	5.72%	15,006	863	5.75%
Trust preferred securities	57,377	4,996	8.71%	34,500	3,105	9.00%	34,500	3,105	9.00%
Long-term debt	3,002	335	11.16%	13,491	1,167	8.65%	13,615	1,188	8.73%
Total interest bearing liabilities	1,934,226	57,293	2.96%	1,956,910	93,717	4.79%	1,751,519	91,515	5.22%
Noninterest bearing liabilities:
Demand deposits	315,202			277,748			251,643
Other liabilities	15,479			22,138			15,307
Total liabilities	2,264,907			2,256,796			2,018,469

Shareholders’ equity	202,562			187,899			176,911
Total liabilities and shareholders’ equity	$2,467,469			$2,444,695			$2,195,380

Net interest income		$91,154			$85,100			$86,343
Net interest spread			3.58%			3.14%			3.65%
Benefit of interest free funding			0.44%			0.63%			0.68%
Net interest margin			4.02%			3.77%			4.33%

(1) Interest includes fees on loans of $3,069, $2,761, and $2,743 in 2002, 2001, and 2000, respectively.

(2) Loan balances include principal balances on nonaccrual loans.

(3) Tax exempt income on securities and loans is reported on a fully taxable equivalent basis using a 35% rate.

(4) Interest on loans held for sale includes fees of $241, $552, and $64 in 2002, 2001, and 2000, respectively.

Net Interest Differential

The following table illustrates the approximate effect of volume and rate changes on net interest differentials between 2002 and 2001 and also between 2001 and 2000.

	Total Change	Change Due to		Total Change	Change Due to
(in thousands)	2002/2001	Volume	Rate	2001/2000	Volume	Rate
Interest income
Loans	$(29,539)	$(6,967)	$(22,572)	$(5,153)	$7,519	$(12,672)
Loans held for sale	(4)	852	(856)	617	92	525
U.S. Treasury and federal agencies	3,596	4,740	(1,144)	2,918	3,525	(607)
Tax exempt state and political subdivisions	(264)	(248)	(16)	(79)	25	(104)
Other securities	551	2,893	(2,342)	(1,124)	(863)	(262)
Federal funds sold	(4,701)	(2,014)	(2,687)	3,782	5,074	(1,292)
Interest bearing deposits	(9)	(4)	(5)	(2)	(1)	(1)
Total interest income	(30,370)	(748)	(29,622)	959	15,371	(14,412)

Interest expense
Savings and demand deposits	(4,336)	1,774	(6,110)	(4,752)	1,291	(6,043)
Time deposits	(31,162)	(5,480)	(25,682)	7,112	8,180	(1,068)
Federal funds purchased and securities sold under repurchase agreements	(1,445)	(161)	(1,284)	146	1,178	(1,032)
Other short-term borrowings	(313)	(279)	(34)	(65)	57	(122)
Advances from Federal Home Loan Bank	(227)	(221)	(6)	(218)	(213)	(5)
Trust preferred securities	1,891	1,995	(104)	0	0	0
Long-term debt	(832)	(1,097)	265	(21)	(13)	(8)
Total interest expense	(36,424)	(3,469)	(32,955)	2,202	10,480	(8,278)

Net interest income	$6,054	$2,721	$3,333	$(1,243)	$4,891	$(6,134)

For purposes of the above table, changes which are due to both rate and volume are allocated based on a percentage basis, using the absolute values of rate and volume variance as a basis for percentages.  Income is stated at a fully taxable equivalent basis, assuming a 35% tax rate.

Investment Portfolio

The maturity distribution and weighted average interest rates of securities at December 31, 2002 are as follows:

	Estimated Maturity at December 31, 2002
	Within 1 Year		1-5 Years		5-10 Years		After 10 Years		Total Fair Value		Amortized Cost
(in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount
Available-for-sale
U.S. Treasury	$2,059	6.07%	$4,879	6.00%	$22,200	3.06%	$0	0.00%	$29,138	3.76%	$27,550
U.S. government agencies and corporations	56,027	2.55%	119,738	5.59%	46,566	5.95%	1,143	5.92%	223,474	4.91%	215,833
State and municipal obligations	221	7.30%	7,268	6.66%	25,596	6.94%	156,263	1.69%	189,348	1.40%	186,984
Other securities	5,394	6.71%	16,685	4.07%	0	0.00%	63,300	2.91%	85,379	3.31%	85,564
Total	$63,701	3.03%	$148,570	5.49%	$94,362	5.54%	$220,706	2.06%	$527,339	3.33%	$515,931

	Estimated Maturity at December 31, 2002
	Within 1 Year		1-5 Years		5-10 Years		After 10 Years		Total Amortized Cost		Fair Value
(in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount
Held-to-maturity
U.S. government agencies and corporations	$17,000	6.78%	$4,500	6.21%	$15,818	6.27%	$0	0.00%	$37,318	6.50%	$38,370
State and municipal obligations	6,074	7.54%	5,072	7.53%	2,779	8.26%	0	0.00%	13,925	7.68%	14,303
Total	$23,074	6.98%	$9,572	6.91%	$18,597	6.57%	$0	0.00%	$51,243	6.82%	$52,673

Total securities	$86,775	4.08%	$158,142	5.57%	$112,959	5.71%	$220,706	2.06%	$578,582	3.64%

The calculations of the weighted average interest rates for each maturity category are based upon yield weighted by the respective costs of the securities.  The weighted average rates on state and political subdivisions are computed on a taxable equivalent basis using a 35% tax rate.  For purposes of the above presentation, maturities of mortgage-backed pass through certificates and collateralized mortgage obligations are based on estimated maturities.

Excluding those holdings of the investment portfolio in U.S. Treasury securities and other agencies of the U.S. Government, the securities issued by one issuer that exceeded 10% of the shareholders’ equity of the Corporation at December 31, 2002 are as follows:

(in thousands) Issuer	Amortized Cost	Fair Value	Yield
Utah State Board of Regents	$21,000	$21,067	1.50%

Securities

The book values of securities available-for-sale and securities held-to-maturity as of December 31, 2002 and 2001 are presented in note 4 to the consolidated financial statements.

The book value of securities at December 31, 2000 is presented below:

(in thousands)	Available-for- Sale	Held-to- Maturity
U.S. Treasury and government agencies	$28,917	$11,499
State and political subdivisions	34,037	27,653
U.S. agency and mortgage-backed pass through certificates	116,829	6,545
Collateralized mortgage obligations	15,103	3,279
Other debt securities	35,327	0
Total debt securities	230,213	48,976
Equity securities	6,407	0
Total securities	$236,620	$48,976

Loan Portfolio

(in thousands)	2002	2001	2000	1999	1998
Commercial:
Construction	$66,797	$78,508	$78,487	$80,988	$74,023
Secured by real estate	509,856	496,790	469,646	406,330	329,611
Other	280,492	293,502	303,141	293,659	279,406
Total commercial	857,145	868,800	851,274	780,977	683,040

Real estate construction	23,311	19,932	14,704	18,002	13,602
Real estate mortgage	377,109	423,953	434,397	396,674	395,483
Consumer	366,493	390,311	386,504	415,935	400,893
Equipment lease financing	10,549	6,830	6,933	7,398	5,816
Total loans	$1,634,607	$1,709,826	$1,693,812	$1,618,986	$1,498,834

Percent of total year-end loans
Commercial:
Construction	4.08%	4.59%	4.63%	5.00%	4.94%
Secured by real estate	31.19	29.06	27.73	25.10	21.99
Other	17.16	17.17	17.89	18.14	18.64
Total commercial	52.43	50.82	50.25	48.24	45.57

Real estate construction	1.43	1.16	0.87	1.11	0.91
Real estate mortgage	23.07	24.80	25.65	24.50	26.39
Consumer	22.42	22.82	22.82	25.69	26.74
Equipment lease financing	0.65	0.40	0.41	0.46	0.39
Total loans	100.00%	100.00%	100.00%	100.00%	100.00%

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

	Maturity at December 31, 2002
(in thousands)	Within One Year	After One but Within Five Years	After Five Years	Total
Commercial and consumer real estate construction	$50,245	$24,068	$15,795	$90,108
Other commercial	205,390	266,392	318,566	790,348
	$255,635	$290,460	$334,361	$880,456

Rate sensitivity:
Predetermined rate	$57,854	$74,046	$45,417	$177,317
Adjustable rate	197,781	216,414	288,944	703,139
	$255,635	$290,460	$334,361	$880,456

Nonperforming Assets

(in thousands)	2002	2001	2000	1999	1998
Nonaccrual loans	$19,649	$30,496	$22,731	$14,861	$14,930
Restructured loans	276	518	338	390	202
90 days or more past due and still accruing interest	2,814	2,640	3,000	3,237	5,635
Total nonperforming loans	22,739	33,654	26,069	18,488	20,767

Foreclosed properties	2,761	1,982	4,339	2,193	1,769
Total nonperforming assets	$25,500	$35,636	$30,408	$20,681	$22,536

Nonperforming assets to total loans and foreclosed properties	1.56%	2.08%	1.79%	1.28%	1.50%
Allowance to nonperforming loans	102.34%	70.27%	99.30%	135.77%	125.63%

Nonaccrual, past due, and restructured loans

(in thousands)	Nonaccrual loans	As a% of Loan Balances by Category	Restructured Loans	As a% of Loan Balances by Category	Accruing Loans Past Due 90 Days or More	As a % of Loan Balances by Category	Balances
December 31, 2002
Commercial construction	$891	1.33%	$0	0.00%	$0	0.00%	$66,797
Commercial secured by real estate	11,467	2.25	276	0.05	591	0.12	509,856
Commercial other	2,167	0.77	0	0.00	344	0.12	280,492
Consumer real estate construction	0	0.00	0	0.00	0	0.00	23,311
Consumer real estate secured	5,040	1.34	0	0.00	1,143	0.30	377,109
Consumer other	84	0.02	0	0.00	736	0.20	366,493
Equipment lease financing	0	0.00	0	0.00	0	0.00	10,549
Total	$19,649	1.20%	$276	0.02%	$2,814	0.17%	$1,634,607

December 31, 2001
Commercial construction	$3,595	4.58%	$0	0.00%	$77	0.10%	$78,508
Commercial secured by real estate	11,892	2.39	349	0.07	877	0.18	496,790
Commercial other	7,030	2.40	169	0.06	336	0.11	293,502
Consumer real estate construction	0	0.00	0	0.00	101	0.51	19,932
Consumer real estate secured	7,877	1.86	0	0.00	660	0.16	423,953
Consumer other	102	0.03	0	0.00	589	0.15	390,311
Equipment lease financing	0	0.00	0	0.00	0	0.00	6,830
Total	$30,496	1.78%	$518	0.03%	$2,640	0.15%	$1,709,826

In 2002, gross interest income that would have been recorded on nonaccrual loans had the loans been current in accordance with their original terms amounted to $2.3 million.  Interest income actually received and included in net income for the period was $0.2 million, leaving $2.1 million of interest income not recognized during the period.

Discussion of the Nonaccrual Policy

The accrual of interest income on loans is discontinued when the collection of interest and principal in full is not expected.  When interest accruals are discontinued, interest income accrued in the current period is reversed and interest income accrued in prior periods is charged through the allowance for loan losses.  Any loans past due 90 days or more must be well secured and in the process of collection to continue accruing interest.

Potential Problem Loans

Interest accrual is discontinued when management believes, after considering economic and business conditions, collateral value, and collection efforts, that the borrower’s financial condition is such that collection of interest is doubtful.  Any loan greater than 90 days past due must be well secured and in the process of collection to continue accruing interest.  Management, therefore, believes to the best of their knowledge that no additional potential problem loans exist that would result in disclosure pursuant to Item III.C.2.

Foreign Outstandings

None

Loan Concentrations

The Corporation had no concentration of loans exceeding 10% of total loans at December 31, 2002.  See note 18 to the consolidated financial statements for further information.

Analysis of the Allowance for Loan Losses

(in thousands)	2002	2001	2000	1999	1998
Allowance for loan losses, beginning of year	$23,648	$25,886	$25,102	$26,089	$20,465
Loans charged off:
Commercial construction	662	275	106	121	1
Commercial secured by real estate	2,386	3,252	1,210	491	843
Commercial other	3,393	2,406	1,480	1,219	1,496
Real estate mortgage	1,098	1,061	1,006	1,585	872
Consumer	6,598	8,452	9,645	11,888	12,603
Total charge-offs	14,137	15,446	13,447	15,304	15,815

Recoveries of loans previously charged off:
Commercial construction	0	25	4	5	0
Commercial secured by real estate	156	105	348	427	158
Commercial other	207	224	228	469	248
Real estate mortgage	107	76	123	195	99
Consumer	3,204	3,593	4,311	4,116	3,860
Total recoveries	3,674	4,023	5,014	5,212	4,365

Net charge-offs:
Commercial construction	662	250	102	116	1
Commercial secured by real estate	2,230	3,147	862	64	685
Commercial other	3,186	2,182	1,252	750	1,248
Real estate mortgage	991	985	883	1,390	773
Consumer	3,394	4,859	5,334	7,772	8,743
Total net charge-offs	10,463	11,423	8,433	10,092	11,450

Allowances of acquired banks	0	0	0	0	1,066
Provisions charged against operations	10,086	9,185	9,217	9,105	16,008
Balance, end of year	$23,271	$23,648	$25,886	$25,102	$26,089

Allocation of allowance, end of year:
Commercial construction	$305	$552	$499	$328	$398
Commercial secured by real estate	2,327	4,264	3,632	2,126	2,379
Commercial other	1,280	2,293	2,284	1,773	2,354
Real estate mortgage	810	1,404	942	463	396
Real estate mortgage construction	50	66	32	115	87
Consumer	3,390	7,737	8,689	12,313	10,234
Equipment lease financing	48	56	52	45	49
Unallocated	15,061	7,276	9,756	7,939	10,192
Balance, end of year	$23,271	$23,648	$25,886	$25,102	$26,089

Average loans outstanding, net of unearned interest	$1,660,912	$1,748,241	$1,665,349	$1,557,209	$1,465,224
Loans outstanding at end of year, net of unearned interest	$1,634,607	$1,709,826	$1,693,812	$1,618,986	$1,498,834

Net charge-offs to average loan type:
Commercial construction	0.94%	0.32%	0.13%	0.15%	0.00%
Commercial secured by real estate	0.44%	0.63%	0.19%	0.02%	0.22%
Commercial other	1.12%	0.70%	0.40%	0.25%	0.46%
Real estate mortgage	0.25%	0.22%	0.21%	0.36%	0.19%
Consumer	0.90%	1.22%	1.34%	1.91%	2.25%
Total	0.63%	0.65%	0.51%	0.65%	0.78%

Other ratios:
Allowance to net loans, end of year	1.42%	1.38%	1.53%	1.55%	1.74%
Provision for loan losses to average loans	0.61%	0.53%	0.55%	0.58%	1.09%

The allowance for loan losses balance is maintained by management at a level considered adequate to cover anticipated probable losses based on past loss experience, general economic conditions, information about specific borrower situations including their financial position and collateral values, and other factors and estimates which are subject to change over time.  This analysis is completed quarterly and forms the basis for allocation of the loan loss reserve and what charges to the provision may be required.  See note 1 to the consolidated financial statements for further information.

Average Deposits and Other Borrowed Funds

(in thousands)	2002	2001	2000
Deposits:
Noninterest bearing deposits	$315,202	$277,748	$251,643
NOW accounts	19,617	19,353	128,265
Money market accounts	416,078	379,372	237,792
Savings accounts	195,360	150,347	144,228
Certificates of deposit of $100,000 or more	363,480	389,556	329,948
Certificates of deposit < $100,000 and other time deposits	800,977	877,920	794,322
Total deposits	2,110,714	2,094,296	1,886,198

Other borrowed funds:
Federal funds purchased and securities sold under repurchase agreements	70,275	74,743	48,343
Other short-term borrowings	679	6,349	5,500
Advances from Federal Home Loan Bank	7,381	11,279	15,006
Trust preferred securities	57,377	34,500	34,500
Long-term debt	3,002	13,491	13,615
Total other borrowed funds	138,714	140,362	116,964
Total deposits and other borrowed funds	$2,249,428	$2,234,658	$2,003,162

The maximum balance for federal funds purchased and repurchase agreements at any month-end during 2002 occurred at February 28, 2002, with a month-end balance of $87.7 million.

Maturities and/or repricing of time deposits of $100,000 or more outstanding at December 31, 2002 are summarized as follows:

(in thousands)	Certificates of Deposit	Other Time Deposits	Total
Three months or less	$125,086	$7,410	$132,496
Over three through six months	60,272	2,669	62,941
Over six through twelve months	128,726	8,200	136,926
Over twelve through sixty months	39,923	4,578	44,501
	$354,007	$22,857	$376,864

Item 2.  Properties

The Corporation’s main office, which is owned by the Bank, is located at 346 North Mayo Trail, Pikeville, Kentucky 41501.  Following is a schedule of properties owned and leased by the Corporation and its subsidiaries as of December 31, 2002:

Location	Owned	Leased	Total
Banking locations:
Community Trust Bank, Inc.
* Pikeville Market (lease land to 2 owned locations) 10 locations in Pike County, Kentucky	8	2	10
Floyd/Knott Market 1 location in Floyd County, Kentucky and 1 location in Knott County, Kentucky	2	0	2
Tug Valley Market 1 location in Pike County, Kentucky and 1 location in Mingo County, West Virginia	1	1	2
Whitesburg Market (own land to 1 leased office) 5 locations in Letcher County, Kentucky	3	2	5
* Lexington Market 4 locations in Fayette County, Kentucky	1	3	4
Winchester Market 3 locations in Clark County, Kentucky	1	2	3
Richmond Market 4 locations in Madison County, Kentucky	2	2	4
Mt. Sterling Market 2 locations in Montgomery County, Kentucky	2	0	2
* Versailles Market 2 locations in Woodford County, Kentucky, 1 location in Franklin County, Kentucky, 1 location in Mercer County, Kentucky, and 1 location in Scott County, Kentucky	2	3	5
* Ashland Market 4 locations in Boyd County, Kentucky and 1 location in Greenup County, Kentucky	5	0	5
Flemingsburg Market 4 locations in Fleming County, Kentucky	4	0	4
Hamlin Market 2 locations in Lincoln County, West Virginia and 1 location in Wayne County, West Virginia	3	0	3
Summersville Market 1 location in Nicholas County, West Virginia	1	0	1
* Middlesboro Market (lease land to 1 owned location) 3 locations in Bell County, Kentucky	3	0	3
Williamsburg Market 2 locations in Whitley County, Kentucky and 2 locations in Laurel County, Kentucky	4	0	4
Campbellsville Market 2 locations in Taylor County, Kentucky, 2 locations in Pulaski County, Kentucky, 1 location in Adair County, Kentucky, 1 location in Green County, Kentucky, 1 location in Russell County, Kentucky, and 1 location in Marion County, Kentucky	6	2	8
Mt. Vernon Market 2 locations in Rockcastle County, Kentucky	2	0	2
Hazard Market 7 locations in Perry County, Kentucky	6	1	7
Total banking locations	56	18	74

Operational locations:
Community Trust Bank, Inc.
Pikeville (Pike County, Kentucky)	1	0	1
Lexington (Fayette County, Kentucky)	0	1	1
Total operational locations	1	1	2

Other:
Community Trust Bank, Inc.
Ashland (Boyd County, Kentucky)	0	1	1
Williamsburg (Whitley County, Kentucky)	1	0	1
	1	1	2

Total locations	58	20	78

*Community Trust and Investment Company has leased offices in the main office locations in these markets.

See notes 8 and 15 to the consolidated financial statements included herein for the year ended December 31, 2002, for additional information relating to lease commitments and amounts invested in premises and equipment.

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

Item 4.  Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders, through solicitation of proxies or otherwise, during the fourth quarter of 2002.

Executive Officers of the Registrant

Set forth below are the executive officers of the Corporation at December 31, 2002, their positions with the Corporation, and the year in which they first became an executive officer or director.

Name and Age(1)	Positions and Offices Currently Held	Date First Became Director or Executive Officer		Principal Occupation
Jean R. Hale; 56	President, CEO, and Director	1992		Vice Chairman, President and CEO of Community Trust Bancorp, Inc.

Ronald M. Holt; 55	Executive Vice President	1996	(2)	President and CEO of Community Trust and Investment Company

Mark A. Gooch; 44	Executive Vice President and Treasurer	1997		President and CEO of Community Trust Bank, Inc.

William Hickman III; 52	Executive Vice President and Secretary	1998	(3)	Executive Vice President/Staff Attorney of Community Trust Bank, Inc.

Michael S. Wasson; 51	Executive Vice President	2000	(4)	Executive Vice President/Central Kentucky Region President of Community Trust Bank, Inc.

James B. Draughn; 43	Executive Vice President	2001	(5)	Executive Vice President/Operations of Community Trust Bank, Inc.

Kevin J. Stumbo; 42	Executive Vice President	2002	(6)	Executive Vice President/Controller of Community Trust Bank, Inc.

Ricky D. Sparkman; 40	Executive Vice President	2002	(7)	Executive Vice President/South Central Region President of Community Trust Bank, Inc.

Richard W. Newsom; 48	Executive Vice President	2002	(8)	Executive Vice President/Eastern Region President of Community Trust Bank, Inc.

James Gartner; 61	Executive Vice President	2002	(9)	Executive Vice President/Chief Credit Officer of Community Trust Bank, Inc.

Larry W. Jones; 56	Executive Vice President	2002	(10)	Executive Vice President/Northeast Region President of Community Trust Bank, Inc.

(1)                                  The ages listed for the Corporation’s executive officers are as of February 28, 2003.

(2)                                  Mr. Holt retired from the Corporation effective February 11, 2003.

(3)                                  Mr. Hickman served as legal counsel for the Corporation from 1980 to 1994.  From 1994 until he rejoined the Corporation in December 1997 he engaged in the practice of law in Pikeville, Kentucky.

(4)                                  Mr. Wasson was employed by Mercantile Bancorporation for 16 years prior to joining the Corporation in 2000.  Mr. Wasson served as President of Mercantile Bank of Western Missouri, President of Mercantile Bank of Southern Illinois, and most recently as Chief Operating Officer of Mercantile Bank Midwest.

(5)                                  Mr. Draughn served as Technology Manager for the Bank for seven years, most recently as Senior Vice President/Technology, prior to being promoted to Executive Vice President/Operations.

(6)                                  Mr. Stumbo served as Senior Vice President/Controller for the Bank for five years prior to being promoted to Executive Vice President/Controller.

(7)                                  Mr. Sparkman served as Vice President/Commercial Lending prior to being promoted to Market President in January 2000.  In 2002, Mr. Sparkman was promoted to Executive Vice President and South Central Region President.

(8)                                  Mr. Newsom served as Senior Vice President of Consumer Lending for five years prior to being promoted to Executive Vice President and Eastern Region President of Community Trust Bank, Inc.

(9)                                  Mr. Gartner was employed for two years as Executive Vice President/Risk Management by Hamilton Bank, N.A., Miami, Florida, with assets of $1.2 billion prior to joining the Corporation.  Prior to accepting his position at Hamilton Bank, Mr. Gartner was employed as Executive Vice President/Risk Manager, Chief Credit Officer, and Director at First National Bank of Nevada Holding Company.  For two months in 1998, Mr. Gartner served as Executive Vice President/Merger Liaison Officer at Norwest Bank Arizona which purchased the Bank of Arizona and The Bank of New Mexico where Mr. Gartner served as Executive Vice President/Risk Management, Chief Credit Officer, and Director of the Bank of Arizona for the two years prior.

(10)                            Mr. Jones was employed by AmSouth Bancorp, a $35 billion financial services corporation, as District/City President for three years prior to joining the Corporation.  Mr. Jones was employed by First American National Bank as Division Manager for north Mississippi for one year prior to its merger with AmSouth in 1999.  For the twenty years prior, Mr. Jones was employed by Deposit Guaranty National Bank, formerly Security State Bank, prior to its merger with First American National Bank most recently as President/Community Bank.

PART II

Item 5.  Market for the Registrant’s Common Equity and Related Shareholder Matters

The Corporation’s common stock is listed on The NASDAQ-Stock Market’s National Market under the symbol CTBI.  Additional information required by this item is included in the Quarterly Financial Data below:

Quarterly Financial Data

(in thousands except per share amounts)

Three Months Ended	December 31	September 30	June 30	March 31
2002
Net interest income	$21,677	$22,360	$22,783	$22,437
Net interest income, taxable equivalent basis	22,125	22,853	23,253	22,923
Provision for loan losses	1,670	2,530	3,145	2,741
Noninterest income	8,205	8,687	5,442	5,594
Noninterest expense	17,851	16,783	16,164	16,543
Net income	6,968	7,933	6,377	6,322

Per common share:
Basic earnings per share	$0.56	$0.64	$0.51	$0.50
Diluted earnings per share	0.56	0.63	0.50	0.50
Dividends declared	0.21	0.19	0.19	0.19

Common stock price:
High	$30.00	$25.46	$26.79	$23.50
Low	23.64	20.59	21.82	19.79
Last trade	25.14	24.46	25.56	23.30

Selected ratios:
Return on average assets, annualized	1.12%	1.30%	1.04%	1.02%
Return on average common equity, annualized	13.31%	15.32%	12.81%	13.00%
Net interest margin, annualized	3.88%	4.06%	4.11%	4.02%

2001
Net interest income	$21,952	$20,363	$19,992	$20,811
Net interest income, taxable equivalent basis	22,437	20,848	20,487	21,328
Provision for loan losses	2,840	2,428	1,842	2,075
Noninterest income	6,161	5,511	6,831	5,271
Noninterest expense	16,666	15,692	16,249	16,331
Net income	5,844	5,272	5,914	5,242

Per common share:
Basic earnings per share	$0.47	$0.42	$0.46	$0.41
Diluted earnings per share	0.46	0.42	0.46	0.41
Dividends declared	0.19	0.19	0.18	0.18

Common stock price:
High	$22.27	$22.27	$25.91	$15.46
Low	18.96	18.90	14.21	13.64
Last trade	21.59	21.73	21.82	14.43

Selected ratios:
Return on average assets, annualized	0.91%	0.86%	0.97%	0.90%
Return on average common equity, annualized	12.08%	11.10%	12.74%	11.49%
Net interest margin, annualized	3.80%	3.69%	3.65%	3.96%

There were approximately 1,636 holders of outstanding common shares of the Corporation at February 28, 2003.

Dividends

The annual dividend was increased from $0.74 per share to $0.78 per share during 2002.  A 10% stock dividend distributed on December 15, 2002 resulted in the restatement of the 2002 cash dividend of $0.84 per share to $0.78 per share, the 2001 cash dividend of $0.81 per share to $0.74 per share, and the 2000 cash dividend of $0.75 per share to $0.68 per share.  The Corporation has adopted a conservative policy of cash dividends with periodic stock dividends.  Dividends are typically paid on a quarterly basis.  Future dividends are subject to the discretion of the Corporation’s Board of Directors, cash needs, general business conditions, dividends from the subsidiaries, and applicable governmental regulations and policies.  For information concerning restrictions on dividends from the subsidiary bank to the Corporation, see note 20 to the consolidated financial statements included herein for the year ended December 31, 2002.

Item 6.  Selected Financial Data 1998-2002

(in thousands except per share amounts)

Year Ended December 31	2002	2001	2000	1999	1998
Interest income	$146,550	$176,835	$175,749	$163,516	$160,570
Interest expense	57,293	93,717	91,515	79,740	83,986
Net interest income	89,257	83,118	84,234	83,776	76,584
Provision for loan losses	10,086	9,185	9,217	9,105	16,008
Noninterest income	27,928	23,774	19,526	21,026	19,466
Noninterest expense	67,341	64,938	61,927	64,388	62,166
Income before income taxes	39,758	32,769	32,616	31,309	17,876
Income taxes	12,158	10,497	10,270	9,464	3,907
Net income	$27,600	$22,272	$22,346	$21,845	$13,969

Per common share:
Basic earnings per share	$2.21	$1.76	$1.70	$1.63	$1.04
Cash dividends declared-	0.78	0.74	0.68	0.65	0.60
as a% of net income	35.29%	42.05%	40.00%	39.88%	57.69%
Book value, end of year	16.96	15.25	14.14	12.90	12.31
Market price, end of year	25.14	21.59	13.53	16.53	17.65
Market value to book value, end of year	1.48	x	1.42	x	0.96	x	1.28	x	1.43	x
Price/earnings ratio, end of year	11.38	x	12.27	x	7.96	x	10.14	x	16.97	x
Cash dividend yield, end of year	3.10%	3.43%	5.03%	3.93%	3.40%

At year-end:
Total assets	$2,487,911	$2,503,905	$2,264,395	$2,176,090	$2,248,039
Trust preferred securities	59,500	34,500	34,500	34,500	34,500
Long-term debt	1,104	13,444	13,560	13,674	13,823
Shareholders’ equity	209,419	191,606	181,904	172,419	164,795

Averages:
Assets	$2,467,469	$2,444,695	$2,195,380	$2,182,721	$2,038,680
Deposits	2,110,714	2,094,296	1,886,198	1,882,364	1,650,801
Earning assets	2,268,579	2,256,341	2,004,686	1,976,679	1,871,898
Loans	1,660,912	1,748,241	1,665,349	1,557,209	1,465,224
Shareholders’ equity	202,562	187,899	176,911	169,467	162,689

Profitability ratios:
Return on average assets	1.12%	0.91%	1.02%	1.00%	0.69%
Return on average equity	13.63%	11.85%	12.63%	12.89%	8.59%

Capital ratios:
Equity to assets, end of year	8.42%	7.65%	8.03%	7.92%	7.33%
Average equity to average assets	8.21%	7.69%	8.06%	7.76%	7.98%

Risk based capital ratios:
Total Capital (to Risk Weighted Assets)	12.22%	10.32%	10.51%	10.17%	9.75%
Tier 1 Capital (to Risk Weighted Assets)	10.98%	9.11%	9.26%	8.92%	8.50%
Tier 1 Capital (to Average Assets)	8.23%	6.44%	7.29%	7.09%	6.09%

Other significant ratios:
Allowance to net loans, end of year	1.42%	1.38%	1.53%	1.55%	1.74%
Allowance to nonperforming loans, end of year	102.34%	70.27%	99.30%	135.77%	125.63%
Nonperforming assets to loans and foreclosed properties, end of year	1.56%	2.08%	1.79%	1.28%	1.50%
Net interest margin	4.02%	3.77%	4.33%	4.37%	4.21%

Other statistics:
Average common shares outstanding	12,475	12,668	13,141	13,387	13,394
Number of full-time equivalent employees, end of year	874	883	795	830	818

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Community Trust Bancorp, Inc. reported net income of $27.6 million for 2002 compared to $22.3 million for 2001 and 2000.  Basic earnings per share for 2002 were $2.21 compared to $1.76 per share for 2001 and $1.70 per share for 2000.  Fourth quarter and year-to-date 2002 earnings were positively impacted by $0.045 per share and $0.18 per share, respectively, due to the implementation of SFAS No. 142, Goodwill and Other Intangible Assets.  All per share data has been restated to reflect the 10% stock dividend distributed on December 15, 2002.

The increase in earnings is reflected in the Corporation’s performance ratios.  Return on average assets for 2002 was 1.12% compared to 0.91% and 1.02% in 2001 and 2000, respectively, and return on average equity for 2002 was 13.63% compared to 11.85% and 12.63% for 2001 and 2000, respectively.

The Corporation’s assets remained relatively flat from December 31, 2001 to December 31, 2002 at $2.5 billion.  The Corporation’s consolidated balance sheet reflects the state of the U.S. economy during the past year with weak commercial loan demand, increased residential mortgage loan refinancing, and record low interest rates.  The loan portfolio at $1.6 billion decreased 4.4% from the $1.7 billion at prior year-end.  Total deposits at $2.1 billion decreased 1.3% from December 31, 2001.  The Corporation continues to have a high level of liquidity due to the weak loan demand and low yielding investment options.  With limited investment opportunity and high liquidity, the Corporation has been pricing its interest bearing deposits at the mid-range of its competitors to manage its interest margin.

Charter Changes

Effective January 1, 2003, the Bank and the Trust Company converted their charters to state charters from national associations.  The Bank remained a member of the Federal Reserve System following conversion.  Following its conversion, the Trust Company changed its name from Trust Company of Kentucky, National Association to Community Trust and Investment Company in order to identify more closely the Trust Company with the Bank.  While the Corporation believes that the conversions resulted in some reduction in expenses, the conversions did not result in any changes in the management or operations of the Bank or the Trust Company.

Acquisitions

On January 26, 2001, Community Trust Bank, Inc., the Corporation’s lead bank, acquired the deposits, loans, and fixed assets of The Bank of Mt.Vernon, Inc.  The offices acquired from The Bank of Mt. Vernon, Inc. are located in Mt. Vernon, Somerset, Richmond, and Berea, Kentucky.  The offices acquired had deposits totaling $109.3 million and loans totaling $79 million.  The purchase price paid by Community Trust Bank, Inc. for the offices was a 9.5% premium on the non-brokered deposits as of the closing date plus approximately $1.6 million for fixed assets, $12.6 million for investment securities, and $1.0 million for the cash held at the acquired branches of The Bank of Mt. Vernon, Inc.

During the third quarter of 2001, the Corporation acquired 75.28% of the outstanding shares of Citizens National Bank and Trust, Hazard, Kentucky (“Citizens”) independently valued at that time at $15.1 million in lieu of a debt owed to the Corporation by a Citizens’ shareholder.  On January 3, 2002, the Corporation acquired the remaining 24.72% of Citizens for $4.9 million.  Citizens had total assets of $138.5 million and equity capital of $19.4 million as of December 31, 2001.  On March 15, 2002, Citizens was merged into Community Trust Bank, Inc.

Critical Accounting Policies and Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires the appropriate application of certain accounting policies, many of which require us to make estimates and assumptions about future events and their impact on amounts reported in our consolidated financial statements and related notes.  Since future events and their impact cannot be determined with certainty, the actual results will inevitably differ from our estimates.  Such differences could be material to the consolidated financial statements.

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

Our accounting policies are more fully described in note 1 to the consolidated financial statements.  We have identified the following critical accounting policies:

Loans are reported at the carrying value of unpaid principal reduced by unearned interest and an allowance for loan losses.  Income is recorded on the level yield basis.  Interest accrual is discontinued when management believes, after considering economic and business conditions, collateral value, and collection efforts, that the borrower’s financial condition is such that collection of interest is doubtful.  Any loan greater than 90 days past due must be well secured and in the process of collection to continue accruing interest.  Cash payments received on nonaccrual loans generally are applied against principal, and interest income is only recorded once principal recovery is reasonably assured.  Loans are not reclassified as accruing until principal and interest payments are brought current and future payments appear reasonably certain.

The adequacy of the allowance is reviewed quarterly by management using a methodology that includes several key factors.  The Corporation utilizes an internal risk grading system for commercial credits, and those larger commercial credits identified through this grading system as having weaknesses are individually reviewed for the customer’s ability and potential to repay their loans.  The borrower’s cash flow, adequacy of collateral held for the loan, and other options available to the Corporation including legal avenues are all evaluated.  Based upon this individual credit evaluation, a specific allocation to the allowance may be made for the loan.  Consumer installment and residential mortgage loans are not individually risk graded.  Allowance allocations are provided for these pools of loans based upon an eight-quarter moving average historical loss rate for each of these categories of loans.  For other commercial loans that are not individually evaluated, an allowance allocation is determined by applying an eight-quarter moving average historical loss rate for this group of loans.

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

Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated market value in the aggregate.  Net unrealized losses, if any, are recognized in a separate valuation allowance for loans held for sale by charges to income.

Securities are classified as held-to-maturity or available-for-sale on the date of purchase.  Only those securities classified as held-to-maturity, and which management has the intent and ability to hold to maturity, are reported at amortized cost.  Available-for-sale securities are reported at fair value with unrealized gains and losses, net of related deferred income taxes, included in accumulated other comprehensive income.  The fair value of a security is determined based on quoted market prices.  If quoted market prices are not available, fair value is determined based on quoted prices of similar instruments.  Realized securities gains or losses would be reported within noninterest income in the Consolidated Statements of Income.  The cost of securities sold is based on the specific identification method.  Held-to-maturity and available-for-sale securities are reviewed quarterly for possible other-than-temporary impairment.  The review includes an analysis of the facts and circumstances of each individual investment such as the length of time the fair value has been below cost, the expectation for that security’s performance, the credit worthiness of the issuer and the Corporation’s ability to hold the security to maturity.  A decline in value that is considered to be other-than-temporary would be recorded as a loss within noninterest income in the Consolidated Statements of Income.

The Corporation evaluates total goodwill for impairment, based upon Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets and SFAS No. 147, Acquisitions of Certain Financial Institutions, using fair value techniques including multiples of price/equity.  Goodwill is evaluated for impairment on an annual basis.

Effect of Accounting Change

Effective January 1, 2002, the Corporation adopted SFAS No. 142.  SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142.  SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment.

The Corporation evaluated total goodwill for impairment upon adoption of SFAS No. 142 and SFAS No. 147 concluding that there is no impairment as determined by evaluating goodwill using fair value techniques including multiples of price/equity.

Upon adoption, the Corporation ceased amortizing goodwill of approximately $59.5 million arising from previous purchase transactions.  This will reduce amortization expense on an annual basis by $3.1 million and increase earnings on an annual basis by $2.3 million.  Goodwill will continue to be evaluated for impairment in accordance with SFAS No. 142.  Year-to-date 2002 earnings were positively impacted by $0.18 per share due to the implementation of SFAS No. 142.  The following tables show on a pro forma basis the results for the twelve months ended December 31, 2000 and 2001 had SFAS No. 142 been implemented on January 1, 2000.  Amortization of core deposit intangible for the twelve months ended December 31, 2002 was $580 thousand.  Anticipated amortization for the next five years is $580 thousand annually.

	Twelve Months Ended December 31, 2000
	Amortization
	Reported Earnings	Goodwill	Pro Forma
Income before income tax expense	$32,616	$2,533	$35,149
Income tax expense	10,270	616	10,886
Net income	$22,346	$1,917	$24,263

Basic earnings per share	$1.70	$0.15	$1.85

Diluted earnings per common share	$1.70	$0.15	$1.85

	Twelve Months Ended December 31, 2001
	Amortization
	Reported Earnings	Goodwill	Pro Forma
Income before income tax expense	$32,769	$3,121	$35,890
Income tax expense	10,497	821	11,318
Net income	$22,272	$2,300	$24,572

Basic earnings per share	$1.76	$0.18	$1.94

Diluted earnings per common share	$1.75	$0.18	$1.93

Results of Operations

2002 Compared to 2001

Net income for 2002 was $27.6 million compared to $22.3 million for 2001.  Basic earnings per share for 2002 were $2.21 compared to $1.76 per share for 2001.  The average shares outstanding in 2002 and 2001 were 12.5 million and 12.7 million, respectively.

Net interest income for 2002 was $89.3 million compared to $83.1 million in 2001.  Noninterest income was $27.9 million compared to $23.8 million in 2001 and noninterest expense was $67.3 million compared to $64.9 million in 2001.

Return on average assets was 1.12% for 2002 compared to 0.91% in 2001, and return on average equity was 13.63% compared to 11.85% in 2001.

Net Interest Income:

The Corporation’s net interest margin of 4.02% was a 25 basis point or 6.6% increase from the 3.77% for the year ended December 31, 2001.  While the net interest margin increased over prior year, it began to decline in the fourth quarter 2002.  Management expects continuing pressure on its net interest margin due to the continuing amortization and maturities of its fixed rate loan and investment portfolios and reinvestment at current market rates.  For further information, see the table titled “Consolidated Average Balance Sheets and Taxable Equivalent Income/Expense and Yields/Rates” in the Selected Statistical Information.

Average earning assets remained relatively flat at $2.3 billion from December 31, 2001 to December 31, 2002.  Average interest bearing liabilities decreased slightly by 1.2% from $2.0 billion at December 31, 2001 to $1.9 billion at December 31, 2002.  Average interest bearing liabilities as a percentage of average earning assets were 85.3% at December 31, 2002 compared to 86.7% in 2001.

The taxable equivalent yield on average earning assets was 6.54% for 2002 compared to 7.93% in 2001.  The cost of average interest bearing liabilities was 2.96% for 2002 compared to 4.79% for 2001.  The yield on interest bearing assets has been impacted by the change in the earning asset mix as well as by the change in market rates in 2002.  Loans accounted for 77.5% of average earning assets in 2001 while loans accounted for 73.2% of average earning assets in 2002.  Loans accounted for 71.5% of total average assets for the year ended December 31, 2001 compared to 67.3% for the year ended December 31, 2002.

As presented in the interest rate sensitivity table in the Liquidity and Market Risk section that is included later in the Management Discussion and Analysis, the Corporation’s consolidated balance sheet on December 31, 2001 was negatively gapped over a twelve-month period.  During 2001, as liabilities matured, our depositors elected to shorten the term of their deposits and consequently by December 31, 2001 our consolidated balance sheet had become negatively gapped.  During 2002, the Corporation sold securities and reinvested in securities with shorter maturities to offset the shortened term of its liabilities.  Consequently, at December 31, 2002 the Corporation’s gap position was relatively flat.

Provision for Loan Losses and Allowance for Loan Losses:

The provision for loan losses that was added to the allowance was $10.1 million as of December 31, 2002 compared to $9.2 million for 2001.  This provision represents a charge against current earnings in order to maintain the allowance at an appropriate level.  Loan losses, net of recoveries, as a percentage of average loans outstanding were 0.63% in 2002 compared to 0.65% in 2001 as net loan losses were $10.5 million for 2002 compared to $11.4 million for 2001.

Our reserve for losses on loans and leases as a percentage of total loans outstanding increased from the 1.38% of December 31, 2001 to 1.42% at December 31, 2002.  The increase in reserve for losses on loans from prior year was reflective of current weak economic conditions.

Nonperforming loans decreased 32.4% from prior year.  Nonperforming loans on December 31, 2002 were $22.7 million compared to $33.7 million at December 31, 2001.  The significant decline in nonperforming loans is attributable to the payout of one commercial problem loan totaling $3.7 million and the Corporation’s continuing focus on asset quality during this weak period in the economy.  Specific reserves are established for all large loans where a loss may occur; therefore, no significant losses are anticipated except for those loans with specific reserve allocations.

The adequacy of the allowance is reviewed quarterly by management using a methodology that includes several key factors.  The Corporation utilizes an internal risk grading system for commercial credits, and those larger commercial credits identified through this grading system as having weaknesses are individually reviewed for the customer’s ability and potential to repay their loans.  The borrower’s cash flow, adequacy of collateral held for the loan, and other options available to the Corporation including legal avenues are all evaluated.  Based upon this individual credit evaluation, a specific allocation to the allowance may be made for the loan.

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

Noninterest Income:

Noninterest income for the year ended December 31, 2002 of $27.9 million was a 17.5% increase from the $23.8 million earned during the same period in 2001.  The increase in noninterest income for the year ended December 31, 2002 is primarily the result of increased deposit service charge revenue due to the implementation of our Overdraft Honor program, increased gains on sales of residential real estate loans due to increased refinancing activity, and increased gains on sales of securities.  While the increase in residential real estate loan refinancing activity, due to the low interest rate environment, resulted in higher noninterest income from the gains on sales of loans, noninterest income was negatively impacted by the establishment of a valuation reserve of $1.1 million for the year to capitalized mortgage loan servicing rights.

Noninterest Expense:

Noninterest expense increased 3.7% from $64.9 million for the year ended December 31, 2001 to $67.3 million for the year ended December 31, 2002.  The increase in noninterest expense for the year was primarily attributable to an increase in personnel expense due to the filling of budgeted key positions within the Corporation, an increase in salaries due to base salary costs associated with the acquisition of our Hazard Market, incentives earned by employees under our performance incentive program, and annual merit increases.

Our efficiency ratio was 57.3% at year-end 2002 compared to 60.1% at year-end 2001.  The deposit to FTE (full-time equivalent) ratio remained flat at $2.4 million from December 31, 2001 to December 31, 2002.    Salaries and employee benefits in 2002 were $34.6 million compared to $31.1 million in 2001.  Occupancy expense was $5.6 million in 2002 compared to $5.3 million in 2001.  Equipment expense remained flat at $3.6 million.  Data processing costs were $3.9 million in 2002 compared to $4.0 million in 2001, and stationery, printing, and office supplies were $1.5 million compared to $1.4 million in 2001.  Taxes other than payroll, property, and income, which consists mainly of franchise taxes on the equity and deposits of the Corporation, were $2.9 million compared to $2.2 million in 2001.  FDIC insurance expense was $375 thousand compared to $395 thousand in 2001.  Other categories of noninterest expense were $14.9 million in 2002 compared to $17.0 million in 2001.

2001 Compared to 2000

Net income for 2001 was relatively flat with 2000 at $22.3 million.  Basic earnings per share for 2001 were $1.76 compared to $1.70 per share for 2000.  The average shares outstanding in 2001 and 2000 were 12.7 million and 13.1 million, respectively.

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

The Corporation’s average earning assets increased from $2.0 billion in 2000 to $2.3 billion in 2001.  Average interest bearing liabilities also increased during the period, from $1.8 billion in 2000 to $2.0 billion in 2001.  Average interest bearing liabilities as a percentage of average earning assets decreased from 87.4% in 2000 to 86.7% in 2001.

The taxable equivalent yield on average earning assets decreased from 8.87% in 2000 to 7.93% in 2001.  The cost of average interest bearing liabilities also decreased during the same period from 5.22% to 4.79%.  The yield on interest bearing assets was impacted by the change in the earning asset mix as well as by the decrease in market rates in 2001.  Loans accounted for 83.1% of all earning assets in 2000 while loans accounted for 77.6% of earning assets in 2001.  Loans accounted for 74.8% of total assets as of December 31, 2000 compared to 68.3% as of December 31, 2001.

The Corporation’s consolidated balance sheet on December 31, 2000 was positively gapped over a twelve-month period.  During 2001, as liabilities matured, our depositors elected to shorten the term of their deposits and consequently by December 31, 2001 our consolidated balance sheet had become negatively gapped.

Provision for Loan Losses and Allowance for Loan Losses:

The provision for loan losses that was added to the allowance remained relatively flat at $9.2 million from 2000 to 2001.  This provision represented a charge against current earnings in order to maintain the allowance at an appropriate level.  Loan losses, net of recoveries, as a percentage of average loans outstanding increased from 0.51% in 2000 to 0.65% in 2001 as net loan losses increased by $3 million in 2001 to $11.4 million.  As was discussed in our June 30, 2001 and September 30, 2001 earnings releases, $2.3 million of the increase in net loan losses is the result of the Bank’s recognition of the loss on one large commercial credit for which a specific allocation of loss allowance had been established.

The allowance declined from 1.53% of total loans at December 31, 2000 to 1.38% at December 31, 2001.  The decline in the allowance as a percentage of total loans was primarily the result of the addition of $124 million in loans from the Mt. Vernon and Hazard acquisitions to the Corporation’s loan portfolio which did not require a corresponding addition to the Corporation’s loan loss allowance (an impact to the allowance ratio of 11 basis points) and the one large commercial loan loss mentioned above for which a specific allocation of the allowance had previously been made.

Nonperforming loans, which are mainly commercial credits, increased from 1.54% of total loans at December 31, 2000 to 1.97% at December 31, 2001.  The increase was primarily due to a few commercial real estate loans with problems unrelated to the economy of the markets where they are located.

Noninterest Income:

Noninterest income increased 21.8% from $19.5 million in 2000 to $23.8 million in 2001, due to an increase in service charges on deposit accounts, gains on sales of loans, and securities gains.  Service charges on deposit related products generated $11.1 million for the year, as compared to $9.7 million for the previous year.  Factors impacting the increase in service charges on deposits were:  (1) increasing the overdraft fee by 25% in the first quarter of 2001 and (2) increasing our deposit base by $109.3 million in January with the acquisition of the branches of The Bank of Mt. Vernon and by $120.1 million in October with the acquisition of Citizens.  The gains on sales of loans increased from $0.9 million in 2000 to $2.6 million in 2001, a result of a 322% increase in the dollar volume of residential mortgage loans sold in 2001 compared to 2000.  This increase in volume was primarily the result of refinancing existing mortgages as customers took advantage of historically low mortgage interest rates.  Securities gains increased from $59 thousand in 2000 to $775 thousand in 2001.  Other noninterest income increased from $6.3 million in 2000 to $6.8 million in 2001.  Trust income remained flat from 2000 to 2001 at $2.5 million.

Noninterest Expense:

Noninterest expense for the year ended December 31, 2001 was $64.9 million, a 4.9% increase from the $61.9 million for the year ended December 31, 2000.  The increase in noninterest expense was primarily attributable to the operating expenses associated with the addition of the five banking offices acquired from The Bank of Mt. Vernon, Inc. on January 26, 2001 and the addition of a controlling interest in Citizens on October 11, 2001.  The additional expenses were also reflected in our efficiency ratio which increased 154 basis points from 58.53% at year-end 2000 to 60.07% at year-end 2001.  The deposit to FTE (full-time equivalent) ratio decreased from $2.45 million to $2.44 million year over year.  Salaries and employee benefits increased from $29.7 million in 2000 to $31.1 million in 2001.  Occupancy expense increased from $5.1 million in 2000 to $5.3 million in 2001 while equipment expense decreased from $3.9 million to $3.6 million, respectively.  Data processing costs increased from $3.7 million in 2000 to $4.0 million in 2001, and stationery, printing, and office supplies increased from $1.2 million in 2000 to $1.4 million in 2001.  Taxes other than payroll, property, and income, which consisted mainly of franchise taxes on the equity and deposits of the Corporation, increased from $2.1 million in 2000 to $2.2 million in 2001.  FDIC insurance expense increased from $376 thousand in 2000 to $395 thousand in 2001.  Other categories of noninterest expense increased from $15.9 million in 2000 to $17.0 million in 2001.

Liquidity and Market Risk

The objective of the Corporation’s Asset/Liability management function is to maintain consistent growth in net interest income within the Corporation’s policy limits. This objective is accomplished through management of the Corporation’s consolidated balance sheet composition, liquidity, and interest rate risk exposures arising from changing economic conditions, interest rates and customer preferences. The goal of liquidity management is to provide adequate funds to meet changes in loan and lease demand or unexpected deposit withdrawals. This is accomplished by maintaining liquid assets in the form of investment securities, maintaining sufficient unused borrowing capacity, and growth in core deposits. As of December 31, 2002, the Corporation had approximately $527 million in securities valued at estimated fair value designated as available-for-sale and available to meet liquidity needs on a continuing basis.  Additional asset-driven liquidity is provided by the remainder of the securities portfolio and the repayment of loans.  These sources, in addition to the Corporation’s 8% average equity capital base, provide a stable funding base.  In addition to core deposit funding, the Corporation also accesses a variety of other short-term and long-term funding sources.  The Corporation also relies on Federal Home Loan Bank advances for both liquidity and management of its asset/liability position.  Federal Home Loan Bank advances were $5.6 million at December 31, 2002 compared to $9.5 million at December 31, 2001. The Corporation generally relies upon net inflows of cash from financing activities, supplemented by net inflows of cash from operating activities, to provide cash for its investing activities.  As is typical of many financial institutions, significant financing activities include deposit gathering, use of short-term borrowing facilities such as federal funds purchased and securities sold under repurchase agreements, and issuance of long-term debt.  The Corporation currently has a $12 million revolving line of credit, all of which is currently available to meet any future cash needs.  The Corporation’s primary investing activities include purchases of securities and loan originations.  Management does not rely on any one source of liquidity and manages availability in response to changing consolidated balance sheet needs.

The Corporation began a program of stock repurchase in December 1998 with the authorization to acquire up to 500,000 shares. The Corporation issued a press release in July 2000 announcing its intention to repurchase up to an additional 1,000,000 shares.  During 2002, the Corporation continued its stock repurchase program which continues to be accretive to shareholder value.  Through this program, the Corporation repurchased 297,758, 367,723, 573,606, and 108,692 shares during 2002, 2001, 2000, and 1999, respectively.

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

The Corporation’s Asset/Liability Management Committee (ALCO), which includes executive and senior management representatives and reports to the Board of Directors, monitors and manages interest rate risk within Board-approved policy limits. The Corporation’s current interest rate risk policy limits are determined by measuring the anticipated change in net interest income over a twelve-month horizon assuming a 200 basis point immediate and sustained increase or decrease in all interest rates.  The following table shows the Corporation’s estimated earnings sensitivity profile as of December 31, 2002:

Change in Interest Rates (basis points)	Percentage Change in Net Interest Income (12 Months)
+200	4.38%
-200	(7.42)%

The following table shows the Corporation’s estimated earnings sensitivity profile as of December 31, 2001:

Change in Interest Rates (basis points)	Percentage Change in Net Interest Income (12 Months)
+200	(11.03)%
-200	7.31%

Given an immediate and sustained 200 basis point increase in the yield curve used in the simulation model, it is estimated that net interest income for the Corporation would increase by 4.38% over one year.  A 200 basis point immediate and sustained decrease in interest rates would decrease net interest income by 7.42% over one year.  In order to reduce the exposure to interest rate fluctuations and to manage liquidity, the Corporation has developed sale procedures for several types of interest-sensitive assets.  All long-term, fixed rate single family residential mortgage loans underwritten according to Federal Home Loan Mortgage Corporation guidelines are sold for cash upon origination.  Periodically, additional assets such as commercial loans are also sold.  In 2002 and 2001, $162.9 million and $119.8 million, respectively, was realized on the sale of fixed rate residential mortgages.  Management focuses its efforts on consistent net interest revenue and net interest margin growth through each of the retail and wholesale business lines.  The Corporation does not currently engage in trading activities.

Capital Resources

Total shareholders’ equity at December 31, 2002 was $209.4 million compared to $191.6 million at December 31, 2001.  The primary source of capital growth for the Corporation is retained earnings.  Cash dividends were $0.78 per share for 2002 and $0.74 per share for 2001.  The Corporation retained 64.7% of its earnings in 2002.

Regulatory guidelines require bank holding companies, commercial banks, and savings banks to maintain certain minimum ratios and define companies as “well-capitalized” that sufficiently exceed the minimum ratios.  The banking regulators may alter minimum capital requirements as a result of revising their internal policies and their ratings of individual institutions.  To be “well-capitalized” banks and bank holding companies must maintain a Tier 1 leverage ratio of no less than 5.0%, a Tier 1 risk based ratio of no less than 6.0%, and a total risk based ratio of no less than 10.0%.  The Corporation’s ratios as of December 31, 2002 were 8.23%, 10.98%, and 12.22%, respectively.  Community Trust Bancorp, Inc. and all banking affiliates met the criteria for “well-capitalized” at December 31, 2002.  See note 20 to the consolidated financial statements for further information.

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

As of December 31, 2002, management is not aware of any current recommendations by banking regulatory authorities which, if they were to be implemented, would have, or are reasonably likely to have, a material adverse impact on the Corporation’s liquidity, capital resources, or operations.

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

Our success is dependent on the general economic conditions of the communities we serve.  Unlike larger banks that are more geographically diversified, we provide financial and banking services primarily to eastern, northeast, central, and south central Kentucky and southern West Virginia.  The economies of a majority of these markets are dependent to a significant extent on the coal industry and coal-related industries.  The economic conditions in these areas have a significant impact on loan demand, the ability of borrowers to repay these loans, and the value of the collateral securing these loans.  A significant decline in general economic conditions, and in particular the coal industry, will affect these local economic conditions and will negatively affect the financial results of our banking operations.  Factors influencing general conditions include inflation, recession, unemployment, and other factors beyond our control.  For additional information regarding concentrations of credit see note 18 to the consolidated financial statements.

Contractual Obligations and Commitments

As disclosed in the notes to the consolidated financial statements, the Corporation has certain obligations and commitments to make future payments under contracts.  At December 31, 2002, the aggregate contractual obligations and commitments are:

Contractual Obligations:	Payments Due by Period
(in thousands)	Total	1 Year	2-5 Years	After 5 Years
Long-term debt	$1,104	$74	$1,030	$0
Annual rental commitments under leases	17,476	1,125	4,173	12,178
Total	$18,580	$1,199	$5,203	$12,178

Other Commitments:	Amount of Commitment - Expiration by Period
(in thousands)	Total	1 Year	2-5 Years	After 5 Years
Standby letters of credit	$22,763	$22,465	$298	$0
Commitments to extend credit	258,515	162,606	89,963	5,946
Total	$281,278	$185,071	$90,261	$5,946

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

The Corporation currently does not engage in any derivative or hedging activity.  Analysis of the Corporation’s interest rate sensitivity can be found above.

Item 8.  Financial Statements

Consolidated Balance Sheets

(dollars in thousands) December 31	2002	2001
Assets:
Cash and due from banks	$92,955	$96,173
Federal funds sold	49,251	113,623
Securities available-for-sale at fair value (amortized cost of $515,931 and $364,218, respectively)	527,339	367,233
Securities held-to-maturity at amortized cost (fair value of $52,673 and $85,088, respectively)	51,243	83,324
Loans held for sale	2,279	1,246

Loans	1,634,607	1,709,826
Allowance for loan losses	(23,271)	(23,648)
Net loans	1,611,336	1,686,178

Premises and equipment, net	50,767	51,101
Goodwill	60,122	59,545
Core deposit intangible (net of accumulated amortization of $2,552 and $1,972, respectively)	4,409	4,989
Other assets	38,210	40,493
Total assets	$2,487,911	$2,503,905

Liabilities and shareholders’ equity:
Deposits
Noninterest bearing	$343,565	$320,437
Interest bearing	1,784,151	1,835,335
Total deposits	2,127,716	2,155,772

Federal funds purchased and other short-term borrowings	68,431	82,584
Advances from Federal Home Loan Bank	5,617	9,525
Trust preferred securities	59,500	34,500
Long-term debt	1,104	13,444
Other liabilities	16,124	16,474
Total liabilities	2,278,492	2,312,299

Shareholders’ equity:
Preferred stock, 300,000 shares authorized and unissued
Common stock, $5 par value, shares authorized 25,000,000; shares outstanding 2002 - 12,348,177; 2001 - 12,568,347	61,741	57,129
Capital surplus	73,723	51,122
Retained earnings	66,540	81,395
Accumulated other comprehensive income, net of tax	7,415	1,960
Total shareholders’ equity	209,419	191,606

Total liabilities and shareholders’ equity	$2,487,911	$2,503,905

See notes to consolidated financial statements.

Consolidated Statements of Income

(in thousands except per share data) Year Ended December 31	2002	2001	2000
Interest income:
Interest and fees on loans, including loans held for sale	$121,460	$151,001	$155,447
Interest and dividends on securities
Taxable	20,899	16,753	14,960
Tax exempt	2,704	2,885	2,926
Other, including interest on federal funds sold	1,487	6,196	2,416
Total interest income	146,550	176,835	175,749

Interest expense:
Interest on deposits	50,111	85,609	83,248
Interest on federal funds purchased and other short-term borrowings	1,433	3,191	3,110
Interest on advances from Federal Home Loan Bank	418	645	863
Interest on long-term debt and trust preferred securities	5,331	4,272	4,294
Total interest expense	57,293	93,717	91,515

Net interest income	89,257	83,118	84,234
Provision for loan losses	10,086	9,185	9,217
Net interest income after provision for loan losses	79,171	73,933	75,017

Noninterest income:
Service charges on deposit accounts	13,484	11,086	9,671
Gains on sales of loans, net	4,415	2,554	942
Trust income	2,500	2,520	2,523
Securities gains, net	1,528	775	59
Other	6,001	6,839	6,331
Total noninterest income	27,928	23,774	19,526

Noninterest expense:
Salaries and employee benefits	34,643	31,093	29,686
Occupancy, net	5,580	5,291	5,148
Equipment	3,626	3,593	3,878
Data processing	3,890	3,973	3,658
Stationery, printing, and office supplies	1,459	1,364	1,226
Taxes other than payroll, property, and income	2,850	2,231	2,069
FDIC insurance	375	395	376
Other	14,918	16,998	15,886
Total noninterest expense	67,341	64,938	61,927

Income before income taxes	39,758	32,769	32,616
Income taxes	12,158	10,497	10,270
Net income	$27,600	$22,272	$22,346

Basic earnings per share	$2.21	$1.76	$1.70
Diluted earnings per share	$2.19	$1.75	$1.70

See notes to consolidated financial statements.

Consolidated Statements of Changes in Shareholders’ Equity

(in thousands except per share and share amounts)	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Total
Balance, January 1, 2000	$55,216	$45,307	$75,020	$(3,124)	$172,419
Net income			22,346		22,346
Net change in unrealized appreciation on securities available-for-sale, net of tax of $1,811				3,363	3,363
Comprehensive income					25,709
Cash dividends declared ($0.68 per share)			(9,100)		(9,100)
To record 10% common stock dividend	5,532	14,314	(19,846)		0
Issuance of 45,166 shares of common stock	201	498			699
Purchase of 573,606 shares of common stock	(2,597)	(5,226)			(7,823)
Balance, December 31, 2000	58,352	54,893	68,420	239	181,904
Net income			22,272		22,272
Net change in unrealized appreciation on securities available-for-sale, net of tax of $927				1,721	1,721
Comprehensive income					23,993
Cash dividends declared ($0.74 per share)			(9,297)		(9,297)
Issuance of 99,130 shares of common stock	451	1,004			1,455
Purchase of 368,216 shares of common stock	(1,674)	(4,775)			(6,449)
Balance, December 31, 2001	57,129	51,122	81,395	1,960	191,606
Net income			27,600		27,600
Net change in unrealized appreciation on securities available-for-sale, net of tax of $2,938				5,455	5,455
Comprehensive income					33,055
Cash dividends declared ($0.78 per share)			(9,770)		(9,770)
To record 10% common stock dividend	5,604	27,081	(32,685)		0
Issuance of 80,584 shares of common stock	372	1,224			1,596
Purchase of 300,082 shares of common stock	(1,364)	(5,704)			(7,068)
Balance, December 31, 2002	$61,741	$73,723	$66,540	$7,415	$209,419

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows

(in thousands) Year Ended December 31	2002	2001	2000
Cash flows from operating activities:
Net income	$27,600	$22,272	$22,346
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,458	7,451	7,095
Change in net deferred tax asset, net	2,448	1,465	545
Provision for loan and other real estate losses	10,158	9,514	9,442
Securities gains	(1,580)	(775)	(76)
Securities losses	52	0	17
Gains on sale of mortgage loans held for sale	(4,415)	(2,554)	(688)
Gains on sale of other loans	0	0	(254)
Gains (losses) on sale of assets, net	(22)	2	(345)
Proceeds from sale of mortgage loans held for sale	162,864	119,775	28,847
Amortization (accretion) of securities premiums, net	626	(291)	252
Change in mortgage loans held for sale, net	(1,033)	(534)	250
Changes in:
Other liabilities	(3,712)	(1,764)	5,706
Other assets	986	(10,505)	(609)
Net cash provided by operating activities	198,430	144,056	72,528

Cash flows from investing activities:
Securities available-for-sale:
Proceeds from sales	74,960	26,827	14,043
Proceeds from prepayments and maturities	101,875	117,166	79,114
Purchase of securities	(327,720)	(270,908)	(54,282)
Securities held-to-maturity:
Proceeds from prepayments and maturities	32,154	16,057	11,688
Purchase of securities	0	(50,390)	(390)
Proceeds from sale of loans	0	0	6,554
Change in loans, net	(99,029)	(147,726)	(122,762)
Purchase of premises, equipment, and other real estate	(3,544)	(6,403)	(1,737)
Proceeds from sale of premises and equipment	8	564	967
Proceeds from sale of other real estate	4,552	5,470	2,064
Assets acquired net of cash	(577)	(11,913)	0
Net cash used in investing activities	(217,321)	(321,256)	(64,741)

Cash flows from financing activities:
Change in deposits, net	(28,056)	211,856	66,582
Change in federal funds purchased and other short-term borrowings, net	(14,153)	23,633	7,825
Advances from Federal Home Loan Bank	0	0	103
Payments on advances from Federal Home Loan Bank	(3,908)	(3,801)	(3,701)
Proceeds from trust preferred securities	25,000	0	0
Payments on long-term debt	(12,340)	(116)	(114)
Issuance of common stock	1,596	1,455	699
Purchase of common stock	(7,068)	(6,449)	(7,823)
Dividends paid	(9,770)	(9,297)	(9,100)
Net cash provided by (used in) financing activities	(48,699)	217,281	54,471
Net increase (decrease) in cash and cash equivalents	(67,590)	40,081	62,258
Cash and cash equivalents at beginning of year	209,796	169,715	107,457
Cash and cash equivalents at end of year	$142,206	$209,796	$169,715

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements

1.  Accounting Policies

Basis of Presentation – The consolidated financial statements include Community Trust Bancorp, Inc. (the “Corporation”) and its subsidiaries, including its principal subsidiary, Community Trust Bank, Inc. (the “Bank”).  Intercompany transactions and accounts have been eliminated in consolidation.  In preparing the consolidated financial statements, management must make certain estimates and assumptions.  These estimates and assumptions affect the amounts reported for assets, liabilities, revenues, and expenses, as well as affecting the disclosures provided.  Future results could differ from the current estimates.  Such estimates include, but are not limited to, the allowance for loan losses, fair value of securities and mortgage servicing rights, and goodwill (the excess of cost over net assets acquired).

Nature of Operations – Substantially all assets, liabilities, revenues, and expenses are related to banking operations, including lending, investing of funds, obtaining of deposits, trust operations, discount brokerage services, and other financing.  All of the Corporation’s business offices and the majority of its business are located in eastern, northeast, central, and south central Kentucky and southern West Virginia.

Cash and Cash Equivalents – Cash and cash equivalents include cash on hand, amounts due from banks, interest bearing deposits in other financial institutions and federal funds sold.  Generally, federal funds are sold for one-day periods.

Securities – Management determines the classification of securities at purchase.  In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities, the Corporation classifies securities into held-to-maturity or available-for-sale categories.  Held-to-maturity securities are those which the Corporation has the positive intent and ability to hold to maturity and are reported at amortized cost.  Available-for-sale securities are those the Corporation may decide to sell if needed for liquidity, asset/liability management, or other reasons.  Available-for-sale securities are reported at fair value, with unrealized gains and losses included as a separate component of shareholders’ equity, net of tax.  If declines in fair value are not temporary, the carrying value of the securities is written down to fair value as a realized loss.

Gains or losses on disposition of securities are computed by specific identification for all securities except for shares in mutual funds, which are computed by average cost.  Interest and dividend income, adjusted by amortization of purchase premium or discount, is included in earnings.

Loans – Loans are reported at the carrying value of unpaid principal reduced by unearned interest and an allowance for loan losses.  Income is recorded on the level yield basis.  Interest accrual is discontinued when management believes, after considering economic and business conditions, collateral value, and collection efforts, that the borrower’s financial condition is such that collection of interest is doubtful.  Any loan greater than 90 days past due must be well secured and in the process of collection to continue accruing interest.  Cash payments received on nonaccrual loans generally are applied against principal, and interest income is only recorded once principal recovery is reasonably assured.  Loans are not reclassified as accruing until principal and interest payments are brought current and future payments appear reasonably certain.

Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated market value in the aggregate.  Net unrealized losses, if any, are recognized in a valuation allowance by charges to income.

The adequacy of the allowance is reviewed quarterly by management using a methodology that includes several key factors.  The Corporation utilizes an internal risk grading system for commercial credits, and those larger commercial credits identified through this grading system as having weaknesses are individually reviewed for the customer’s ability and potential to repay their loans.  The borrower’s cash flow, adequacy of collateral held for the loan, and other options available to the Corporation including legal avenues are all evaluated.  Based upon this individual credit evaluation, a specific allocation to the allowance may be made for the loan.

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

Premises and Equipment – Premises and equipment are stated at cost less accumulated depreciation and amortization.  Capital leases are included in premises and equipment, at the capitalized amount less accumulated amortization.

Depreciation and amortization are computed primarily using the straight-line method.  Estimated useful lives range up to 40 years for buildings, 2 to 10 years for furniture, fixtures, and equipment, and up to the lease term for leasehold improvements.  Capitalized leased assets are amortized on a straight-line basis over the lives of the respective leases.

Other Real Estate – Real estate acquired by foreclosure is carried at the lower of the investment in the property or its fair value.  For the years 2000 and 2001, an allowance for estimated losses on real estate was provided by a charge to operating expense when a subsequent decline in value occurred.  The cost of operating such properties, net of related income, and gains and losses on disposition were included in other expenses.  During a routine safety and soundness audit in the fourth quarter of 2001, it was determined that a direct write-down method should be utilized for other real estate owned valuation adjustments.  In the first quarter of 2002, the allowance was eliminated by reducing the carrying amount of the individual properties held at the time by the amount of their specific reserve and the remainder was allocated on a pro-rata basis.

Goodwill and Other Intangible Assets - Effective January 1, 2002, the Corporation adopted SFAS No. 142, Goodwill and Other Intangible Assets.  SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142.  SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment.

The Corporation evaluated total goodwill for impairment upon adoption of SFAS No. 142 and SFAS No. 147, Acquisitions of Certain Financial Institutions, concluding that there is no impairment as determined by evaluating goodwill using fair value techniques including multiples of price/equity.  Goodwill will be evaluated for impairment on an annual basis.

Upon adoption, the Corporation ceased amortizing goodwill of approximately $59.5 million arising from previous purchase transactions.  This will reduce amortization expense on an annual basis by $3.1 million and increase earnings on an annual basis by $2.3 million.  Goodwill will continue to be evaluated for impairment in accordance with SFAS No. 142.  Year-to-date 2002 earnings were positively impacted by $0.18 per share due to the implementation of SFAS No. 142.  The following tables show on a pro forma basis the results for the twelve months ended December 31, 2000 and 2001 had SFAS No. 142 been implemented on January 1, 2000.  Amortization of core deposit intangible for the twelve months ended December 31, 2002 was $580 thousand.  Anticipated amortization for the next five years is $580 thousand annually.

	Twelve Months Ended December 31, 2000
	Amortization
	Reported Earnings	Goodwill	Pro Forma
Income before income tax expense	$32,616	$2,533	$35,149
Income tax expense	10,270	616	10,886
Net income	$22,346	$1,917	$24,263

Basic earnings per share	$1.70	$0.15	$1.85

Diluted earnings per common share	$1.70	$0.15	$1.85

	Twelve Months Ended December 31, 2001
	Amortization
	Reported Earnings	Goodwill	Pro Forma
Income before income tax expense	$32,769	$3,121	$35,890
Income tax expense	10,497	821	11,318
Net income	$22,272	$2,300	$24,572

Basic earnings per share	$1.76	$0.18	$1.94

Diluted earnings per common share	$1.75	$0.18	$1.93

Loan Servicing Rights - Servicing assets are recognized as separate assets when rights are acquired through purchase or through sale of financial assets with servicing retained.  Capitalized servicing rights are amortized into noninterest income in proportion to, and over the period of, the estimated future life of the underlying financial assets.  Servicing assets are evaluated for impairment based upon the fair value of the rights as compared to amortized cost.  Fair value is determined using prices for similar assets with like characteristics.  Impairment is recorded to a capitalized servicing rights valuation reserve and recognized through earnings to the extent that fair value is less than the capitalized amount.

Income Taxes – Income tax expense is based on the taxes due on the consolidated tax return plus deferred taxes based on the expected future tax consequences of temporary differences between carrying amounts and tax bases of assets and liabilities, using enacted tax rates.

Earnings Per Share (“EPS”) - Basic EPS is calculated by dividing net income available to common shareholders by the weighted average number of common shares outstanding.

Diluted EPS adjusts the number of weighted average shares of common stock outstanding under the treasury stock method, which includes the dilutive effect of stock options.

Basic and diluted EPS have been restated for 2000, 2001, and 2002 to reflect the 10 percent common stock dividend paid on December 15, 2002.

New Accounting Pronouncements -

•                  Accounting for the Impairment or Disposal of Long-Lived Assets - In August 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which was required to be adopted January 1, 2002.  SFAS No. 144 supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, and APB Opinion No. 30, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, and combines the two accounting models into a single model based on the framework established in SFAS No. 121.  Effects of adopting SFAS No. 144 on January 1, 2002 have had no material impact on our earnings and financial position.

•                    Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections - In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections, which is required to be adopted January 1, 2003.  SFAS No. 145 rescinds SFAS No. 4, Reporting Gains and Losses from Extinquishment of Debt, and an amendment of that Statement, SFAS No. 64, Extinquishments of Debt Made to Satisfy Sinking-Fund Requirements.  SFAS No. 145 also rescinds SFAS No. 44, Accounting for Intangible Assets of Motor Carriers.  SFAS No. 145 amends SFAS No. 13, Accounting for Leases.  SFAS No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions.  Management has determined that the adoption of this Statement will have no material effect on the Corporation’s financial position, results of operations, or cash flows.

•                    Accounting for Costs Associated with Exit or Disposal Activities - In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which is required to be adopted January 1, 2003.  SFAS No. 146 requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred.  Under previous guidance, certain exit costs were accrued upon management’s commitment to an exit plan, which is generally before an actual liability has been incurred.  Management has determined that the adoption of this Statement will have no material effect on the Corporation’s financial position, results of operations, or cash flows.

•                    Acquisitions of Certain Financial Institutions - SFAS No. 147, Acquisitions of Certain Financial Institutions, was issued in October 2002.  This statement clarifies that, if certain criteria are met, an acquisition of a less-than-whole financial institution (such as a branch acquisition) should be accounted for as a business combination.  SFAS No. 147 states that, in such instances, the excess of the fair value of liabilities assumed over the value of tangible and identifiable intangible assets acquired represents goodwill.  Prior to SFAS No. 147, such excesses were classified as an unidentifiable intangible asset subject to continuing amortization under SFAS No. 142.  As a result of SFAS No. 147, entities are required to reclassify and restate both the goodwill asset and amortization expense as of the date SFAS No. 142 was adopted.  In addition, SFAS No. 147 amends SFAS No. 144 to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor- and borrower-relationship intangible assets.  As a result, those intangible assets are subject to the same undiscounted cash flow recoverability test and impairment loss recognition and measurement provisions that SFAS No. 144 requires for other long-lived assets that are held and used by a company.  SFAS No. 147 was effective October 1, 2002 and did not have a material impact on the Corporation’s consolidated financial statements.

•                    Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others - In November 2002, the FASB issued Interpretation No. 45, (“FIN 45”) Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, which elaborates on the disclosures to be made by a guarantor about its obligations under certain guarantees issued.  It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee.  FIN 45 expands on the accounting guidance of SFAS No. 5, Accounting for Contingencies, SFAS No. 57, Related Party Disclosures, and SFAS No. 107, Disclosures about Fair Value of Financial Instruments.  It also incorporates without change the provisions of FASB Interpretation No. 34, Disclosure of Indirect Guarantees of Indebtedness of Others, which is superseded.  The initial recognition and measurement provisions of FIN 45 apply on a prospective basis to guarantees issued or modified after December 31, 2002.  The disclosure requirements in FIN 45 are effective for periods ending after December 15, 2002.  Significant guarantees that have been entered into by the Corporation are disclosed in note 17 to the consolidated financial statements.  The adoption of FIN 45 will have no material impact on the Corporation’s consolidated financial statements.

•                    Accounting for Stock-Based Compensation—Transition and Disclosure - In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure.  This statement amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  In addition, this statement amends the disclosure requirements of SFAS No. 123 to require disclosures in both annual and interim financial statements regarding the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  SFAS No. 148 is effective for fiscal years ending after December 15, 2002.  Adoption of SFAS No. 148 did not have a material impact on the Corporation’s financial statements.  As permitted by SFAS No. 148, the Corporation will continue to apply the provisions of APB Opinion No. 25, Accounting for Stock-Based Compensation, for all employee stock option grants and has elected to disclose pro forma net income and earnings per share amounts as if the fair-value based method had been applied in measuring compensation costs.  In addition, the Corporation is awaiting further guidance and clarity that may result from current FASB stock compensation projects and will continue to evaluate any developments concerning mandated, as opposed to optional, fair-value based expense recognition.

Had compensation cost for the Corporation’s stock options granted in 2002, 2001, and 2000 been determined under the fair value approach described in SFAS No. 123, Accounting for Stock-Based Compensation, the Corporation’s net income and earnings per share would have been reduced to the pro forma amounts indicated below:

(in thousands, except per share amounts) Years ended December 31		2002	2001	2000
Net income as reported		$27,600	$22,272	$22,346
Loss effect of stock compensation		(495)	(257)	(399)
Net income pro forma		$27,105	$22,015	$21,947

Basic net income per share	As reported	$2.21	$1.76	$1.70
	Pro forma	2.16	1.75	1.67

Diluted net income per share	As reported	$2.19	$1.75	$1.70
	Pro forma	2.15	1.75	1.67

The fair value of the options presented above was estimated at the date of the grant using a Black-Scholes option pricing model with the following weighted average assumptions for 2002, 2001, and 2000, respectively: risk-free interest rates of 3.68%, 4.95%, and 6.87%, dividend yields of 3.58%, 4.86%, and 1.06%, volatility factors of the expected market price of the Corporation’s common stock of 0.290, 0.300, and 0.300 and a weighted average expected option life of 5.0, 5.0, and 4.3 years.

•                    Consolidation of Variable Interest Entities - In January 2003, the FASB issued Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities.  FIN 46 clarifies the application of ARB No. 51, Consolidated Financial Statements, for certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated support from other parties.  FIN 46 requires variable interest entities to be consolidated by the primary beneficiary which represents the enterprise that will absorb the majority of the variable interest entities expected losses if they occur, receive a majority of the variable interest entities’ residual returns if they occur, or both.  Qualifying special purpose entities are exempt from the consolidation requirements of FIN 46.  FIN 46 is effective immediately for variable interest entities created after January 31, 2003 and for variable interest entities in which an enterprise obtains an interest after that date.  FIN 46 is effective in the first fiscal year or interim period beginning after June 15, 2003 for variable interest entities in which an enterprise holds a variable interest that was acquired before February 1, 2003, with earlier adoption permitted.  The Corporation will adopt the provisions of FIN 46 no later than July 1, 2003.  The adoption of FIN 46 will have no material impact on the Corporation’s consolidated financial statements.

•                    Reclassification - Certain reclassifications have been made in the prior year consolidated financial statements to conform to current year classifications.

2.  Business Combinations

On January 26, 2001, Community Trust Bank, Inc., the Corporation’s lead bank, acquired the deposits, loans, and fixed assets of The Bank of Mt.Vernon, Inc.  The offices acquired from The Bank of Mt. Vernon, Inc. are located in Mt. Vernon, Somerset, Richmond, and Berea, Kentucky.  The offices acquired had deposits totaling $109.3 million and loans totaling $79 million.  The purchase price paid by Community Trust Bank, Inc. for the offices was a 9.5% premium on the non-brokered deposits as of the closing date plus approximately $1.6 million for fixed assets, $12.6 million for investment securities, and $1.0 million for the cash held at the acquired branches of The Bank of Mt. Vernon, Inc.

During the third quarter of 2001, the Corporation acquired 75.28% of the outstanding shares of Citizens National Bank and Trust, Hazard, Kentucky (“Citizens”) independently valued at that time at $15.1 million in lieu of a debt owed to the Corporation by a Citizens’ shareholder.  On January 3, 2002, the Corporation acquired the remaining 24.72% of Citizens for $4.9 million.  Citizens had total assets of $138.5 million and equity capital of $19.4 million as of December 31, 2001.  On March 15, 2002, Citizens was merged into Community Trust Bank, Inc.

3.  Cash and Due from Banks

Included in cash and due from banks are noninterest bearing deposits that are required to be held at the Federal Reserve or maintained in vault cash in accordance with regulatory reserve requirements.  The balance requirements were $28.1 million and $26.1 million at December 31, 2002 and 2001, respectively.  Cash paid during the years ended 2002, 2001, and 2000 for interest was $59.8 million, $97.1 million, and $89.3 million, respectively.  Cash paid during the same periods for income taxes was $11 million, $9.4 million and $8.1 million, respectively.

4.  Securities

Amortized cost and fair value of securities at December 31, 2002 are as follows:

Available-for-Sale

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury and government agencies	$88,467	$1,821	$0	$90,288
States and political subdivisions	186,984	2,362	0	189,346
U.S. agency mortgage-backed pass through certificates	154,916	7,416	(7)	162,325
Collateralized mortgage obligations	7,685	327	0	8,012
Other debt securities	18,811	49	(548)	18,312
Total debt securities	456,863	11,975	(555)	468,283
Marketable equity securities	59,068	0	(12)	59,056
	$515,931	$11,975	$(567)	$527,339

Held-to-Maturity

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury and government agencies	$37,318	$1,052	$0	$38,370
State and political subdivisions	13,925	378	0	14,303
	$51,243	$1,430	$0	$52,673

Amortized cost and fair value of securities at December 31, 2001 are as follows:

Available-for-Sale

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury and government agencies	$51,726	$426	$(805)	$51,347
State and political subdivisions	40,812	594	(141)	41,265
U.S. agency mortgage-backed pass through certificates	229,400	3,345	(240)	232,505
Collateralized mortgage obligations	9,654	248	(1)	9,901
Other debt securities	26,258	85	0	26,343
Total debt securities	357,850	4,698	(1,187)	361,361
Marketable equity securities	6,368	14	(510)	5,872
	$364,218	$4,712	$(1,697)	$367,233

Held-to-Maturity

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury and government agencies	$57,499	$1,146	$0	$58,645
State and political subdivisions	23,739	608	(6)	24,341
U.S. agency mortgage-backed pass through certificates	2,086	16	0	2,102
	$83,324	$1,770	$(6)	$85,088

The amortized cost and fair value of securities at December 31, 2002 by contractual maturity are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or prepayment penalties.

	Available-for-Sale		Held-to-Maturity
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$47,611	$47,796	$23,074	$23,458
Due after one through five years	26,856	27,780	9,572	10,071
Due after five through ten years	45,204	47,796	18,597	19,144
Due after ten years	155,780	156,263	0	0
Mortgage-backed securities and collateralized mortgage obligations	162,601	170,337	0	0
Other securities	14,894	14,847	0	0
	452,946	464,819	51,243	52,673
Marketable equity securities	62,985	62,520	0	0
	$515,931	$527,339	$51,243	$52,673

Pre-tax gains of $1.6 million and losses of $0.1 million were realized on sales and calls in 2002, pre-tax gains of $0.8 million were realized in 2001, and pre-tax gains of $0.1 million were realized in 2000.

When it acquired 75.28% of the outstanding stock of Citizens, the Corporation elected under SFAS No. 115 to reclassify securities totaling $6 million from held-to-maturity to available-for-sale.  This election was made pursuant to the SFAS No. 115 exception allowing the Corporation to restructure the acquired portfolio to conform to the Corporation’s investment portfolio objectives.

Securities in the amount of $286 million and $289 million at December 31, 2002 and 2001, respectively, were pledged to secure public deposits, trust funds, securities sold under repurchase agreements, and advances from the Federal Home Loan Bank.

5.  Loans

Major classifications of loans, net of unearned income and deferred loan origination costs, are summarized as follows:

(in thousands) December 31	2002	2001
Commercial construction	$66,797	$78,508
Commercial secured by real estate	509,856	496,790
Commercial other	280,492	293,502
Real estate construction	23,311	19,932
Real estate mortgage	377,109	423,953
Consumer	366,493	390,311
Equipment lease financing	10,549	6,830
	$1,634,607	$1,709,826

Not included in the loan balances above are loans held for sale in the amount of $2.3 million and $1.2 million at December 31, 2002 and at December 31, 2001, respectively.

The amount of loans on a non-accruing income status was $19.6 million and $30.5 million at December 31, 2002 and December 31, 2001, respectively.  Additional interest which would have been recorded during 2002, 2001, and 2000 if such loans had been accruing interest was approximately $2.1 million, $2.6 million, and $2.0 million, respectively.

At December 31, 2002 and 2001, the recorded investment in impaired loans was $14.5 million and $22.9 million, respectively.  Included in these amounts at December 31, 2002 and December 31,

2001, respectively are $6.0 million and $8.1 million of impaired loans for which specific reserves for loan losses are carried in the amounts of $1.4 million and $3.2 million.  The average investment in impaired loans for 2002 and 2001 was $15.0 million and $23.4 million, respectively while interest income of $0.2 million and $0.7 million was recognized on cash payments of $0.5 million and $0.9 million.

6.  Related Party Transactions

In the ordinary course of business, the Corporation’s banking subsidiary has made loans at prevailing interest rates and terms to directors and executive officers of the Corporation or its subsidiaries, including their associates (as defined by the Securities and Exchange Commission).  Management believes such loans were made on substantially the same terms, including interest rate and collateral, as those prevailing at the same time for comparable transactions with other persons.  The aggregate amount of these loans at January 1, 2002 was $35.1 million.  During 2002, activity with respect to these loans included new loans of $3.7 million, repayment of $2.8 million, and a net decrease of $4.8 million due to changes in the status of executive officers and directors.  The net decrease due to status changes is primarily a result of the merger of Citizens into the Bank eliminating the designation of those individuals as directors or executive officers.  As a result of these activities, the aggregate balance of these loans was $31.2 million at December 31, 2002.

At December 31, 2002, 2001, and 2000, loans serviced for the benefit of others, not included in the detail above, totaled $331 million, $274 million, and $255 million, respectively.

7.  Allowance for Losses

Activity in the allowance for loan losses was as follows:

(in thousands)	2002	2001	2000
Balance, beginning of year	$23,648	$25,886	$25,102
Provision charged to operations	10,086	9,185	9,217
Recoveries	3,674	4,023	5,014
Charge-offs	(14,137)	(15,446)	(13,447)
Balance, end of year	$23,271	$23,648	$25,886

Activity in the allowance for other real estate losses was as follows:

(in thousands)	2002	2001	2000
Balance, beginning of year	$780	$686	$630
Provision charged to operations	0	329	229
Charge-offs	0	(235)	(173)
Asset basis adjustment	(780)	0	0
Balance, end of year	$0	$780	$686

During a routine safety and soundness audit in the fourth quarter of 2001, it was determined that a direct write-down method should be utilized for other real estate owned valuation adjustments.  In the first quarter of 2002, the allowance was eliminated by reducing the carrying amount of the individual properties held at the time by the amount of their specific reserve and the remainder was allocated on a pro-rata basis.

Other real estate owned by the Corporation, net of reserves, included in Other assets at December 31, 2002 and 2001 was $3.4 million and $2.6 million, respectively.

8.  Premises and Equipment

Premises and equipment are summarized as follows:

(in thousands) December 31	2002	2001
Land and buildings	$59,005	$58,670
Leasehold improvements	4,328	4,143
Furniture, fixtures, and equipment	29,978	27,149
Construction in progress	480	287
	93,791	90,249
Less accumulated depreciation and amortization	(43,024)	(39,148)
	$50,767	$51,101

Depreciation and amortization of premises and equipment for 2002, 2001, and 2000 was $3.9 million, $3.8 million, and $4.0 million, respectively.

9.  Deposits

Major classifications of deposits are categorized as follows:

(in thousands) December 31	2002	2001
Noninterest bearing deposits	$343,565	$320,437
NOW accounts	16,177	33,082
Money market deposits	425,973	391,075
Savings	202,068	177,153
Certificates of deposit of $100,000 or more	354,007	385,724
Certificates of deposit less than $100,000 and other time deposits	785,926	848,301
	$2,127,716	$2,155,772

Interest expense on deposits is categorized as follows:

(in thousands)	2002	2001	2000
Savings, NOW, and money market accounts	$9,007	$13,343	$18,095
Certificates of deposit of $100,000 or more	13,372	22,812	20,001
Certificates of deposit less than $100,000 and other time deposits	27,732	49,454	45,152
	$50,111	$85,609	$83,248

10. Advances from Federal Home Loan Bank

The advances from the Federal Home Loan Bank were due for repayment as follows:

(in thousands) December 31	2002	2001
Due in one year or less	$2,559	$4,197
Due in one to five years	2,168	4,126
Due in five to ten years	852	1,156
Due after ten years	38	46
	$5,617	$9,525

These advances generally require monthly principal payments and were collateralized by Federal Home Loan Bank stock of $19.2 million and certain first mortgage loans totaling $7.6 million as of December 31, 2002.  Advances totaled $5.6 million at December 31, 2002 with fixed interest rates ranging from 1.00% to 7.05% and a weighted average rate of 5.63%.

11. Borrowings

Short-term debt is categorized as follows:

(in thousands) December 31	2002	2001
Parent Company:
$ 14 million revolving line of credit, 4.1875% interest due semiannually. Paid February 1, 2002.	$0	$8,000
Subsidiaries:
Federal funds purchased	17,080	16,864
Securities sold under agreements to repurchase	51,351	57,720
	$68,431	$82,584

Effective February 1, 2002, the Corporation paid off and closed the $14 million revolving line of credit using a portion of the proceeds of the CTBI Preferred Capital Trust II offering as detailed in note 12.

On April 29, 2002, the Corporation entered into a revolving note agreement for a line of credit in the amount of $12 million, all of which is currently available to meet any future cash needs.  The agreement will mature on April 28, 2003.

All federal funds purchased and the majority of securities sold under agreements to repurchase mature and reprice daily.  The average rates paid for federal funds purchased and repurchase agreements on December 31, 2002 were 0.73% and 1.69%, respectively.

The maximum balance for federal funds purchased and repurchase agreements at any month-end during 2002 occurred at February 28, 2002, with a month-end balance of $87.7 million.

Long-term debt is categorized as follows:

(in thousands) December 31	2002	2001
Parent Company:
Ten Year Senior Notes, 8.25% interest, due January 1, 2003; interest payable semiannually; redeemable in whole or in part at the option of the Corporation. Redeemed February 25, 2002.	$0	$12,230
Subsidiaries:
Capital lease obligations, interest at lender’s prime rate, payable in quarterly principal and interest installments of $53 thousand, adjusted for prime rate changes through September 2004, secured by real property. The Bank has a purchase option in September 2004 for $921 thousand or a renewal option for five years.	1,102	1,212
Other	2	2
	$1,104	$13,444

On February 25, 2002, the Corporation redeemed all of the $12.2 million in remaining principal amount of outstanding 8.25% senior notes due January 1, 2003, at a redemption price of 100.5% of the principal amount of the notes, plus accrued interest to the redemption date.  The Corporation paid the redemption price with a portion of the proceeds of the CTBI Preferred Capital Trust II offering as detailed in note 12.

12. Company-Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trusts  Holding Solely the Junior Subordinated Debentures of the Corporation

The following table is a summary of the obligated trust preferred securities as of December 31, 2002 and 2001.

(in thousands)
Issuance Trust	Issuance Date	Amount	Rate Amount	Rate Type	Maturity Date	Redemption Date
CTBI Preferred Capital Trust	3/31/97	$34,500	9.00%	Fixed	3/31/27	3/31/07
December 31, 2001 Balance		34,500
CTBI Preferred Capital Trust II	2/1/02	25,000	8.25%	Fixed	3/31/32	3/31/07
December 31, 2002 Balance		$59,500

On February 1, 2002, the Corporation issued an additional $25 million of trust preferred securities through an issuance by CTBI Preferred Capital Trust II, a wholly owned subsidiary grantor trust.  Proceeds of $8 million from this offering were used to pay off a revolving line of credit; $12.4 million was used for payment of the redemption of senior notes on February 25, 2002.

13.  Federal Income Taxes

The components of the provision for income taxes, exclusive of tax effect of unrealized securities gains, are as follows:

(in thousands)	2002	2001	2000
Current income taxes	$9,710	$9,032	$9,725
Deferred income taxes	2,448	1,465	545
	$12,158	$10,497	$10,270

The components of the net deferred tax asset as of December 31 are as follows:

(in thousands)	2002	2001
Deferred tax assets
Allowance for loan losses	$8,036	$8,277
Interest on nonperforming loans	1,715	1,820
Other	1,242	1,142
Total deferred tax assets	10,993	11,239

Deferred tax liabilities
Depreciation	(5,168)	(3,746)
FHLB stock dividends	(3,020)	(2,712)
Other	(2,174)	(1,702)
Total deferred tax liabilities	(10,362)	(8,160)

Net deferred tax asset	$631	$3,079

The Corporation reports income taxes on the liability method, which places primary emphasis on the valuation of current and deferred tax assets and liabilities.  The amount of income tax expense recognized for a period is the amount of income taxes currently payable or refundable, plus or minus the change in aggregate deferred tax assets and liabilities.  The method focuses first on the consolidated balance sheet, and the amount of income tax expense is determined by changes in the components of the consolidated balance sheet.

(in thousands)	2002	2001	2000
Tax at statutory rate	$13,915	$11,469	$11,415
Tax-exempt interest	(1,233)	(1,288)	(1,372)
Other, net	(524)	316	227
	$12,158	$10,497	$10,270

14. Employee Benefits

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

The Corporation currently contributes 4% of covered employees’ gross wages to the employee stock ownership plan (ESOP) portion of the plan.  The ESOP uses the contribution to acquire shares of the Corporation’s common stock.  The KSOP plan owned 881,605 shares of Corporation stock at December 31, 2002.  Substantially all shares owned by the KSOP were allocated to employees’ accounts at December 31, 2002.  The market price of the shares at the date of allocation is essentially the same as the market price at the date of purchase.

The total retirement plan expense, including KSOP expense, for 2002, 2001, and 2000 was $1.6 million, $1.4 million and $1.4 million respectively.

The Corporation currently maintains two incentive stock option plans covering key employees; however, only one plan is active.  The 1998 Stock Option Plan (“1998 Plan”) was approved by the Board of Directors and the Shareholders in 1998.  The 1998 Plan had 865,150 shares authorized, 397,200 of which were available at December 31, 2002 for future grants.  All options granted have a maximum term of ten years.  Options granted as management retention options vest after five years, all other options vest ratably over four years.

The Corporation has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) and related interpretations in accounting for its employee stock options.  Under APB 25, because the exercise price of all employee stock options equals the market price of the underlying stock on the date of the grant, no compensation expense is recognized.

The Corporation’s stock option activity for the 1998 Plan for the years ended December 31, 2002, 2001, and 2000 is summarized as follows:

December 31	2002		2001		2000
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of year	304,764	$16.73	259,975	$17.46	139,173	$23.06
Granted	173,250	22.74	121,550	15.45	120,802	15.58
Exercised	(8,083)	16.81	(5,886)	16.50	0	0
Forfeited/expired	(1,981)	17.88	(70,875)	17.19	0	0
Outstanding at end of year	467,950	$18.95	304,764	$16.73	259,975	$17.46

Exercisable at end of year	33,541	$16.32	22,593	$16.73	5,589	$18.25

The 1998 Stock Option Plan had options with the following remaining lives at December 31, 2002:

1998 Option Plan

Remaining Life	Outstanding Options	Weighted Average Price
Five years	14,641	$23.07
Six years	80,919	18.57
Seven years	88,865	15.42
Eight years	110,275	15.57
Nine years	173,250	22.74
Total outstanding	467,950
Weighted average price		$18.95

The 1989 Stock Option Plan (“1989 Plan”) has no remaining options available for grant.  The maximum term is ten years.  Options granted as management retention options vest after five years, all other options vest ratably over four years.

The Corporation’s stock option activity for the 1989 Plan for the years ended December 31, 2002, 2001, and 2000 is summarized as follows:

December 31	2002		2001		2000
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of year	154,382	$16.66	207,416	$15.75	243,219	$15.80
Exercised	(37,213)	18.04	(52,644)	12.98	(3,295)	8.20
Forfeited/expired	(7,320)	16.90	(390)	18.73	(32,508)	16.74
Outstanding at end of year	109,849	$16.19	154,382	$16.66	207,416	$15.75

Exercisable at end of year	109,849	$16.19	75,521	$15.67	50,523	$14.97

The 1989 Stock Option Plan had options with the following remaining lives at December 31, 2002:

1989 Option Plan

Remaining Life	Outstanding Options	Weighted Average Price
One year or less	4,393	$14.80
Two years	4,801	23.56
Three years	4,949	14.98
Four years	41,042	14.08
Five years	50,671	16.87
Six years	3,993	23.39
Total outstanding	109,849
Weighted average price		$16.19

The related information for the 1998 Plan for 2002, 2001, and 2000 is summarized in note 1.  No options were granted in 2002, 2001, or 2000 from the 1989 Plan.

The weighted average fair value of options granted during the years 2002, 2001, and 2000 was $4.83, $3.25, and $5.26 per share, respectively.

15. Operating Leases

Certain premises and equipment are leased under operating leases.  Minimum rental payments are as follows:

(in thousands)
2003	$1,125
2004	1,086
2005	1,062
2006	1,049
2007	976
Thereafter	12,178
$17,476

Rental expense net of rental income under operating leases was $0.6 million, $0.7 million, and $0.6 million in 2002, 2001, and 2000, respectively.

16. Fair Market Value of Financial Instruments

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

FHLB Stock - The carrying value of Federal Home Loan Bank stock approximates fair value based on the redemption provisions of the Federal Home Loan Bank.

Deposits - The fair value of deposits is estimated by discounting the future cash flows using the rates currently offered for deposits of similar remaining maturities.

Short-term Borrowings - The carrying amount approximates fair value.

Advances from Federal Home Loan Bank - The fair value of these fixed-maturity advances is estimated by discounting future cash flows using rates currently offered for advances of similar remaining maturities.

Trust Preferred Securities - Fair values are based on quoted market prices.

Long-term Debt - The fair value is estimated by discounting future cash flows using current rates.

Other Financial Instruments - The estimated fair value for other financial instruments and off-balance sheet loan commitments approximates cost at December 31, 2002 and 2001.  Off-balance sheet loan commitments at December 31, 2002 and 2001 were $281.3 million and $292.0 million, respectively.

Commitments to Extend Credit - The fair value of commitments to extend credit is based upon the difference between the interest rate at which the Corporation is committed to make the loans and the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities, adjusted for the estimated volume of loan commitments actually expected to close.  The fair value of such commitments is not material.

	2002		2001
(in thousands) December 31	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets
Cash and cash equivalents	$142,206	$142,206	$209,796	$209,796
Securities	578,582	580,012	450,557	452,321
Loans and loans held for sale	1,636,886	1,791,458	1,711,072	1,741,580
	$2,357,674	$2,513,676	$2,371,425	$2,403,697

Financial liabilities
Deposits	$2,127,716	$2,139,843	$2,155,772	$2,170,040
Short-term borrowings	68,431	68,431	82,584	82,584
Advances from Federal Home Loan Bank	5,617	5,915	9,525	9,277
Trust preferred securities	59,500	61,634	34,500	35,121
Long-term debt	1,104	1,122	13,444	14,229
	$2,262,368	$2,276,945	$2,295,825	$2,311,251

17. Off-Balance Sheet Transactions and Guarantees

The Bank is a party to transactions with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include standby letters of credit and commitments to extend credit in the form of unused lines of credit.  The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

At December 31, the Bank had the following financial instruments, whose approximate contract amounts represent credit risk:

(in thousands)	2002	2001
Standby letters of credit	$22,763	$17,415
Commitments to extend credit	258,515	274,633

Standby letters of credit represent conditional commitments to guarantee the performance of a third party.  The credit risk involved is essentially the same as the risk involved in making loans.  At December 31, 2002, the Corporation maintained a credit loss reserve of approximately $0.01 million relating to these financial standby letters of credit.  The reserve coverage calculation was determined using essentially the same methodology used for the allowance for loan losses.  Approximately 75% of the total standby letters of credit are secured, with $13.3 million of the total $22.8 million secured by cash.  Collateral for the remaining secured standby letters of credit varies but is comprised primarily of accounts receivable, inventory, property, equipment, and income-producing properties.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  The Bank evaluates each customer’s credit-worthiness on a case-by-case basis.  Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  A portion of the commitments is to extend credit at fixed rates.  Fixed rate loan commitments at December 31, 2002 of $19.4 million had interest rates and terms ranging predominantly from 4.75% to 8.00% and 6 months to 1 year, respectively.  These credit commitments were based on prevailing rates, terms, and conditions applicable to other loans being made at December 31, 2002.

18. Concentrations of Credit Risk

The Corporation’s banking subsidiary grants commercial, residential, and consumer loans to customers primarily located in eastern, northeast, central, and south central Kentucky and southern West Virginia.  The Bank is continuing to increase all components of its portfolio mix in a manner to reduce risk from changes in economic conditions.  Although the loan portfolio is diverse, a certain portion of the Corporation’s debtors is economically dependent upon the coal industry for the ability to repay.  Concentrations of credit, as defined for regulatory purposes, are reviewed quarterly by management to ensure that internally established limits based on Tier 1 Capital plus the allowance for loan losses are not exceeded.  At December 31, 2002 and 2001, the Corporation’s concentration of coal mining and related support industries credits based on established limits was 42% and 33% of Tier 1 Capital plus the allowance for loan losses, respectively.  Agricultural credits at December 31, 2002 and 2001 were 41% and 44% of Tier 1 Capital plus the allowance for loan losses, respectively.  These exposures were in the tobacco, beef cattle, dairy, and equine subsectors of this industry.  Apartment and rental housing credits at December 31, 2002 and 2001 were 25% and 10%, respectively.  Hotel/motel industry credits at December 31, 2002 and 2001 were 32% and 28%, respectively.  These percentages are within the Corporation’s internally established limits regarding concentrations of credit.

19. Commitments and Contingencies

The Corporation and its subsidiaries, and from time to time, its officers are named defendants in legal actions arising from normal business activities.  Management, after consultation with legal counsel, believes these actions are without merit or that the ultimate liability, if any, will not materially affect the Corporation’s consolidated financial position or results of operations.

20. Regulatory Matters

The Corporation’s principal source of funds is dividends received from the subsidiary bank.  Regulations limit the amount of dividends that may be paid by the Corporation’s banking subsidiary without prior approval.  During 2003, approximately $11.6 million plus any 2003 net profits can be paid by the Corporation’s banking subsidiary without prior regulatory approval.

The FRB adopted quantitative measures which assign risk weightings to assets and off-balance-sheet items and also define and set minimum regulatory capital requirements (risk-based capital ratios).  All banks are required to have core capital (Tier 1) of at least 4% of risk-weighted assets, total capital of at least 8% of risk-weighted assets and a minimum Tier 1 leverage ratio of 4% of adjusted quarterly average assets.  Tier 1 capital consists principally of shareholders’ equity including capital-qualifying subordinated debt but excluding unrealized gains and losses on securities available for sale, less goodwill and certain other intangibles.  Total capital consists of Tier 1 capital plus certain debt instruments and the reserve for credit losses, subject to limitation.  Failure to meet certain capital requirements can initiate certain actions by regulators that, if undertaken, could have a direct material effect on the consolidated financial statements of the Corporation.  The regulations also define well-capitalized levels of Tier 1, total capital and Tier 1 leverage as 6%, 10% and 5%, respectively.  The Corporation had Tier 1, total capital and leverage ratios above the well-capitalized levels at December 31, 2002 and 2001. Management believes, as of December 31, 2002, the Corporation meets all capital adequacy requirements for which it is subject to be defined as well-capitalized under the regulatory framework for prompt corrective action.

Consolidated Capital Ratios

(in thousands)	Actual		For Capital Adequacy Purposes		To Be Well-Capitalized Under Prompt Corrective Action Provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2002:
Total Capital (to Risk Weighted Assets)	$218,653	12.22%	$143,144	8.00%	$178,930	10.00%
Tier 1 Capital (to Risk Weighted Assets)	196,325	10.98%	71,521	4.00%	107,281	6.00%
Tier 1 Capital (to Average Assets)	196,325	8.23%	95,419	4.00%	119,274	5.00%

As of December 31, 2001:
Total Capital (to Risk Weighted Assets)	$180,017	10.32%	$139,548	8.00%	$174,435	10.00%
Tier 1 Capital (to Risk Weighted Assets)	158,938	9.11%	69,786	4.00%	104,679	6.00%
Tier 1 Capital (to Average Assets)	158,938	6.44%	98,719	4.00%	123,399	5.00%

21. Parent Company Financial Statements

Condensed Balance Sheets

(in thousands) December 31	2002	2001
Assets:
Cash on deposit	$2,264	$6,853
Securities available-for-sale	187	214
Investment in and advances to subsidiaries	263,035	241,753
Excess of cost over net assets acquired (net of accumulated amortization)	4,973	4,973
Other assets	2,827	1,787
Total assets	$273,286	$255,580

Liabilities and shareholders’ equity:
Short-term debt	$0	$8,000
Subordinated debt	61,341	35,568
Other long-term debt	0	12,230
Other liabilities	2,526	8,176
Total liabilities	63,867	63,974

Shareholders’ equity	209,419	191,606

Total liabilities and shareholders’ equity	$273,286	$255,580

Condensed Statements of Income

(in thousands) Year Ended December 31	2002	2001	2000
Income:
Dividends from subsidiary banks	$17,155	$28,296	$17,896
Other income	70	14	55
Total income	17,225	28,310	17,951

Expenses:
Interest expense	5,270	4,508	4,571
Amortization expense	161	502	502
Other expenses	857	812	805
Total expenses	6,288	5,822	5,878

Income before income taxes and equity in undistributed income of subsidiaries	10,937	22,488	12,073
Applicable income taxes	(2,476)	(1,873)	(1,865)
Income before equity in undistributed income of subsidiaries	13,413	24,361	13,938
Equity in undistributed income of subsidiaries	14,187	(2,089)	8,408

Net income	$27,600	$22,272	$22,346

Condensed Statements of Cash Flows

(in thousands) Year Ended December 31	2002	2001	2000
Cash flows from operating activities:
Net income	$27,600	$22,272	$22,346
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization, net	161	406	406
Gains on sales of assets	0	0	(8)
Equity in undistributed earnings of subsidiaries	(14,187)	2,089	(8,408)
Change in other assets and liabilities, net	(6,853)	(1,413)	3,848
Net cash provided by operating activities	6,721	23,354	18,184

Cash flows from investing activities:
Payments to acquire subsidiary	(1,639)	(15,063)	0
Repayment of investments in and advances to subsidiaries	16	1,800	4,700
Proceeds from sale of fixed asset	0	0	176
Other	11	0	0
Net cash provided by (used in) investing activities	(1,612)	(13,263)	4,876

Cash flows from financing activities:
Dividends paid	(9,769)	(9,297)	(9,100)
Net repurchase of common stock	(5,472)	(4,994)	(7,124)
Proceeds from long-term debt	25,773	0	0
Repayment of long-term debt	(12,230)	0	0
Proceeds from short-term debt	0	2,500	0
Repayment of short-term debt	(8,000)	0	0
Net cash used in financing activities	(9,698)	(11,791)	(16,224)

Net increase (decrease) in cash and cash equivalents	(4,589)	(1,700)	6,836
Cash and cash equivalents at beginning of year	6,853	8,553	1,717
Cash and cash equivalents at end of year	$2,264	$6,853	$8,553

22. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

Year Ended December 31	2002	2001	2000
Numerator:
Net income (in thousands)	$27,600	$22,272	$22,346

Denominator:-
Basic earnings per share:
Weighted average shares	12,474,868	12,668,352	13,141,184
Diluted earnings per share:
Effect of dilutive securities - stock options	132,593	56,334	8,781
Adjusted weighted average shares	12,607,461	12,724,686	13,149,965

Earnings per share:
Basic earnings per share	$2.21	$1.76	$1.70
Diluted earnings per share	2.19	1.75	1.70

At December 31, 2002, 110,000 stock options at a price of $24.19 were outstanding and were not used in the computation of diluted earnings per share because their exercise price was greater than the average market value of the common stock.  At December 31, 2001, 74,118 stock options at prices ranging from $18.78 to $23.56 and a weighted average price of $20.76 were outstanding and were not used in the computation of diluted earnings per share because their price was greater than the average market value of the common stock.  At December 31, 2000, 362,943 stock options at prices ranging from $14.69 to $23.56 and a weighted average price of $17.66 were outstanding and were not used in the computation of diluted earnings per share because their price was greater than the average market value of the common stock.

23. Accumulated Other Comprehensive Income

The Corporation has elected to present the disclosure required by SFAS No. 130, Reporting Comprehensive Income, in the consolidated Statements of Changes in Shareholders’ Equity.  The subtotal Comprehensive income represents total comprehensive income as defined in the statement.  Reclassification adjustments, related tax effects allocated to changes in equity, and accumulated other comprehensive income as of and for the years ended December 31 were as follows:

(in thousands)	2002	2001	2000
Reclassification adjustment, pretax:
Change in unrealized net gains arising during year	$6,983	$2,496	$3,422
Reclassification adjustment for net gains included in net income	(1,528)	(775)	(59)
Change in unrealized gains on securities available-for-sale	5,455	1,721	3,363
Related tax effects:
Change in unrealized net gains arising during year	2,444	873	1,198
Reclassification adjustment for net gains included in net income	(535)	(271)	(21)
Change in unrealized gains on securities available-for-sale	1,909	602	1,177
Reclassification adjustment, net of tax:
Change in unrealized net gains arising during year	4,539	1,623	2,224
Reclassification adjustment for net gains included in net income	(993)	(504)	(38)
Change in unrealized gains on securities available-for-sale	$3,546	$1,119	$2,186

Report of Independent Auditors

To the Board of Directors and Shareholders

Community Trust Bancorp, Inc.

We have audited the accompanying consolidated balance sheets of Community Trust Bancorp, Inc. and subsidiaries (“the Corporation”) as of December 31, 2002 and 2001, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2002.  These financial statements are the responsibility of the Corporation’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Community Trust Bancorp, Inc. and subsidiaries as of December 31, 2002 and 2001 and the results of their operations and their cash flows for each of the three years in the period ended  December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Corporation adopted the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” effective January 1, 2002.

/s/ Deloitte & Touche LLP
Louisville, Kentucky
January 14, 2003

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None

PART III

Items 10 and 11.  Directors and Executive Officers of the Registrant and Executive Compensation

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required by this Item other than the information provided below is omitted because the Corporation is filing a definitive proxy statement pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report which includes the required information.  The required information contained in the Corporation’s proxy statement is incorporated herein by reference.

Equity Compensation Plan Information

The following table provides information as of December 31, 2002, with respect to compensation plans under which common shares of the Corporation are authorized for issuance to officers or employees in exchange for consideration in the form of services provided to the Corporation and/or its subsidiaries.  The Corporation currently maintains two incentive stock option plans covering key employees; however, only one plan is active.  The 1998 Stock Option Plan (“1998 Plan”) was approved by the Board of Directors and the Shareholders in 1998.  The 1998 Plan had 865,150 shares authorized, 397,200 of which were available at December 31, 2002 for future grants.  The 1989 Stock Option Plan (“1989 Plan”) was approved by the Board of Directors and the Shareholders in 1989.  The 1989 Stock Option Plan (“1989 Plan”) has no remaining options available for grant.

	A	B	C
Plan Category	Number of Common Shares to be Issued Upon Exercise of Outstanding Options	Weighted Average Exercise Price of Issuance Outstanding Options	Number of Securities Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in Column A)
Equity compensation plans approved by shareholders	577,799	$18.43	397,200

Equity compensation plans not approved by shareholders	0	0	0

Total	577,799	$18.43	397,200

Additional information regarding the Corporation’s stock option plans can be found in notes 1 and 14 to the consolidated financial statements.

Item 13.  Certain Relationships and Related Transactions

The information required by this Item is omitted because the Corporation is filing a definitive proxy statement pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report which includes the required information.  The required information contained in the Corporation’s proxy statement is incorporated herein by reference.

Item 14.  Controls and Procedures

Within 90 days prior to the filing date of this report, the Corporation performed an evaluation, under the supervision and with the participation of the Corporation’s management, including the Corporation’s Principal Executive Officer and Principal Financial Officer, of the effectiveness and the design and operation of the Corporation’s disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.  Based upon that evaluation, the Principal Executive Officer and the Principal Financial Officer concluded that the Corporation’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Corporation required to be included in the Corporation’s periodic SEC filings.  Since the date of the Corporation’s most recent evaluation, there were no significant changes in the Corporation’s internal controls or in other factors that could significantly affect these controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

Disclosure controls and procedures are Corporate controls and other procedures that are designed to ensure that information required to be disclosed by the Corporation in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

PART IV

Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) The following documents are filed as a part of this report:

Financial Statements and Financial Statement Schedules

Exhibit No.	Description of Exhibits

3.1	Articles of Incorporation and all amendments thereto (incorporated by reference to registration statement no. 33-35138)

3.2	By-laws of the Corporation, as amended July 25,1995 (incorporated by reference to registration statement no. 33-61891)

10.1	Community Trust Bancorp, Inc. Savings and Employee Stock Ownership Plan (Revised November 2002)

10.2

Second restated Pikeville National Corporation 1989 Stock Option Plan (commonly known as Community Trust Bancorp, Inc. 1989 Stock Option Plan) (incorporated by reference to registration statement no. 33-36165)

10.3	Community Trust Bancorp, Inc. 1998 Stock Option Plan (incorporated by reference to registration statement no. 333-74217)

10.4

Form of Severance Agreement between Community Trust Bancorp, Inc. and executive officers (currently in effect with respect to eleven executive officers) (incorporated herein by reference to Form 10-K for the fiscal year ended December 31, 2001 under SEC file no. 000-111-29)

10.5	Senior Management Incentive Compensation Plan (2003)

21	List of subsidiaries

23.1	Consent of Deloitte & Touche LLP, Independent Auditors

99.1	Certification of Jean R. Hale, Vice Chairman, President and CEO, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)

99.2	Certification of Kevin J. Stumbo, Executive Vice President/Controller, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K required to be filed during the last quarter of 2002

On October 24, 2002, the Corporation issued a Form 8-K with respect to the declaration of a 10% stock dividend (incorporated herein by reference to Form 8-K filed under SEC file no. 000-111-29)

(c) Exhibits

The response to this portion of Item 15 is submitted as a separate section of this report

(d) Financial Statement Schedules

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf the undersigned, thereunto duly authorized.

COMMUNITY TRUST BANCORP, INC.

March 28, 2003	By:	/s/ Jean R. Hale
Jean R. Hale Vice Chairman, President and Chief Executive Officer

/s/ Kevin J. Stumbo
Kevin J. Stumbo Executive Vice President/Controller

Certification of Principal Executive Officer

I, Jean R. Hale, Vice Chairman, President, and Chief Executive Officer of the Corporation, certify that:

(1)	I have reviewed this annual report on Form 10-K of Community Trust Bancorp, Inc. (the "Corporation");

(2)

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

(3)

Based on my knowledge, the financial statements and other financial information included in this annual report fairly present in all material respects the financial condition, results of operation, and cash flows of the Corporation as of and for the periods presented in this annual report;

(4)

The Corporation's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Corporation and we have:

(a)

designed such disclosure controls and procedures to ensure that material information relating to the Corporation, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

	(b)	evaluated the effectiveness of the Corporation’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

	(c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5)	The Corporation’s other certifying officer and I have disclosed, based on our most recent evaluation, to the Corporation’s auditors and the Audit Committee of the Corporation’s Board of Directors:

(a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the Corporation’s ability to record, process, summarize, and report financial data and have identified for the Corporation’s auditors any material weaknesses in internal controls; and

	(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the Corporation’s internal controls; and

(6)

The Corporation’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Jean R. Hale
Jean R. Hale
Vice Chairman, President and CEO
March 28, 2003

Certification of Principal Financial Officer

I, Kevin J. Stumbo, Executive Vice President/Controller of the Corporation, certify that:

(1)	I have reviewed this annual report on Form 10-K of Community Trust Bancorp, Inc. (the “Corporation”);

(2)

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

(3)

Based on my knowledge, the financial statements and other financial information included in this annual report fairly present in all material respects the financial condition, results of operation, and cash flows of the Corporation as of and for the periods presented in this annual report;

(4)

The Corporation’s other certifying officer and I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Corporation and we have:

(a)

designed such disclosure controls and procedures to ensure that material information relating to the Corporation, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

	(b)	evaluated the effectiveness of the Corporation’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

	(c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5)	The Corporation’s other certifying officer and I have disclosed, based on our most recent evaluation, to the Corporation’s auditors and the Audit Committee of the Corporation’s Board of Directors:

(a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the Corporation’s ability to record, process, summarize, and report financial data and have identified for the Corporation’s auditors any material weaknesses in internal controls; and

	(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the Corporation’s internal controls; and

(6)

The Corporation’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Kevin J. Stumbo
Kevin J. Stumbo
Executive Vice President/Controller
March 28, 2003

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

March 28, 2003	/s/ Burlin Coleman	Chairman of the Board and Director
Burlin Coleman

March 28, 2003	/s/ Jean R. Hale	Vice Chairman, President, and Chief Executive Officer
Jean R. Hale

March 28, 2003	/s/ Kevin J. Stumbo	Executive Vice President and Controller
Kevin J. Stumbo

March 28, 2003	/s/ Charles J. Baird	Director
Charles J. Baird

March 28, 2003	/s/ Nick A. Cooley	Director
Nick A. Cooley

March 28, 2003	/s/ William A. Graham, Jr.	Director
William A. Graham, Jr.

March 28, 2003	/s/ M. Lynn Parrish	Director
M. Lynn Parrish

March 28, 2003	/s/ E. M. Rogers	Director
E. M. Rogers

COMMUNITY TRUST BANCORP, INC. AND SUBSIDIARIES

INDEX TO EXHIBITS

Exhibit No.
3.1	Articles of Incorporation for the Corporation (incorporated herein by reference)

3.2	By-laws of the Corporation as amended through the date of this filing (incorporated herein by reference)

10.1	Community Trust Bancorp, Inc. Savings and Employee Stock Ownership Plan (Revised November 2002)

10.2	Second restated Pikeville National Corporation 1989 Stock Option Plan (commonly known as Community Trust Bancorp, Inc. 1989 Stock Option Plan) (incorporated herein by reference)

10.3	Community Trust Bancorp, Inc. 1998 Stock Option Plan (incorporated herein by reference)

10.4	Form of Severance Agreement between Community Trust Bancorp, Inc. and executive officers (currently in effect with respect to eleven executive officers) (incorporated herein by reference)

10.5	Senior Management Incentive Compensation Plan (2003)

21	List of subsidiaries

23.1	Consent of Deloitte & Touche LLP, Independent Auditors

99.1	Certification of Jean R. Hale, Vice Chairman, President and CEO, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)

99.2	Certification of Kevin J. Stumbo, Executive Vice President/Controller, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002