Form 10-Q
period 2003-03-31
COMMUNITY TRUST BANCORP INC /KY/
filed 2003-05-14
CIK 350852

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2003

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

Common stock - 12,268,604 shares outstanding at April 30, 2003

PART I - FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

The accompanying information has not been audited by independent public accountants; however, in the opinion of management such information reflects all adjustments necessary for a fair presentation of the results for the interim period. All such adjustments are of a normal and recurring nature.

The accompanying financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all of the disclosures normally required by accounting principles generally accepted in the United States of America or those normally made in the Registrant's annual report on Form 10-K. Accordingly, the reader of the Form 10-Q should refer to the Registrant's Form 10-K for the year ended December 31, 2002 for further information in this regard.

Condensed Consolidated Balance Sheets
(dollars in thousands)	March 31 2003	December 31 2002
	(unaudited)
Assets:
Cash and due from banks	$77,187	$92,955
Federal funds sold	69,658	49,251
Securities available-for-sale at fair value
(amortized cost of $506,708 and $515,931, respectively)	516,939	527,339
Securities held-to-maturity at amortized cost
(fair value of $44,385 and $52,673, respectively)	43,279	51,243
Loans held for sale	4,151	2,279

Loans	1,625,475	1,634,607
Allowance for loan losses	(23,008)	(23,271)
Net loans	1,602,467	1,611,336

Premises and equipment, net	50,171	50,767
Goodwill	60,122	60,122
Core deposit intangible (net of accumulated amortization of $2,697 and $2,552, respectively)	4,264	4,409
Other assets	41,614	38,210
Total assets	$2,469,852	$2,487,911

Liabilities and shareholders' equity:
Deposits
Noninterest bearing	$330,665	$343,565
Interest bearing	1,779,200	1,784,151
Total deposits	2,109,865	2,127,716

Federal funds purchased and other short-term borrowings	63,901	68,431
Advances from Federal Home Loan Bank	4,746	5,617
Trust preferred securities	59,500	59,500
Long-term debt	1,080	1,104
Other liabilities	19,702	16,124
Total liabilities	2,258,794	2,278,492

Shareholders' equity:
Preferred stock, 300,000 shares authorized and unissued
Common stock, $5 par value, shares authorized 25,000,000;
shares outstanding 2003 - 12,273,164; 2002 - 12,348,177	61,366	61,741
Capital surplus	72,098	73,723
Retained earnings	70,944	66,540
Accumulated other comprehensive income, net of tax	6,650	7,415
Total shareholders' equity	211,058	209,419

Total liabilities and shareholders' equity	$2,469,852	$2,487,911

Condensed Consolidated Statements of Income

(unaudited)
	Three months ended
	March 31
(in thousands except per share data)	2003	2002

Interest income:
Interest and fees on loans, including loans held for sale	$27,487	$31,718
Interest and dividends on securities
Taxable	4,418	5,467
Tax exempt	566	699
Other, including interest on federal funds sold	196	617
Total interest income	32,667	38,501

Interest expense:
Interest on deposits	10,467	14,166
Interest on federal funds purchased and other short-term borrowings	264	445
Interest on advances from Federal Home Loan Bank	70	126
Interest on long-term debt and trust preferred securities	1,338	1,327
Total interest expense	12,139	16,064

Net interest income	20,528	22,437
Provision for loan losses	1,547	2,741
Net interest income after provision for loan losses	18,981	19,696

Noninterest income:
Service charges on deposit accounts	3,862	2,766
Gains on sales of loans, net	1,521	859
Trust income	613	580
Securities gains, net	979	0
Other	1,571	1,389
Total noninterest income	8,546	5,594

Noninterest expense:
Salaries and employee benefits	9,061	8,457
Occupancy, net	1,506	1,435
Equipment	794	836
Data processing	1,003	1,132
Stationery, printing, and office supplies	394	338
Taxes other than payroll, property, and income	667	612
FDIC insurance	85	99
Other	4,101	3,634
Total noninterest expense	17,611	16,543

Income before income taxes	9,916	8,747
Income taxes	2,923	2,425
Net income	6,993	6,322

Other comprehensive income, net of tax:
Unrealized holding losses arising during period	(765)	(621)
Comprehensive income	$6,228	$5,701

Basic earnings per share	$0.57	$0.50
Diluted earnings per share	$0.56	$0.50

Average shares outstanding	12,306	12,565

Condensed Consolidated Statements of Cash Flows

(unaudited)
	Three months ended
	March 31
(in thousands)	2003	2002

Cash flows from operating activities:
Net income	$6,993	$6,322
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,089	1,093
Change in net deferred tax asset, net	(1,324)	0
Provision for loan and other real estate losses	1,560	2,766
Securities gains, net	(979)	0
Gains on sale of mortgage loans held for sale	(1,521)	(859)
Gains (losses) on sale of assets, net	43	(25)
Proceeds from sale of mortgage loans held for sale	53,099	41,743
Amortization (accretion) of securities premiums, net	398	(27)
Change in mortgage loans held for sale, net	(1,872)	(1,463)
Changes in:
Other liabilities	3,990	(1,328)
Other assets	(1,131)	(4,537)
Net cash provided by operating activities	60,345	43,685

Cash flows from investing activities:
Securities available-for-sale:
Proceeds from sales	27,897	0
Proceeds from prepayments and maturities	33,060	22,556
Purchase of securities	(51,162)	(96,301)
Securities held-to-maturity:
Proceeds from prepayments and maturities	7,972	9,412
Change in loans, net	(45,811)	(11,559)
Purchase of premises, equipment, and other real estate	(353)	(874)
Proceeds from sale of premises and equipment	4	0
Proceeds from sale of other real estate	552	1,707
Assets acquired net of cash	0	(865)
Net cash used in investing activities	(27,841)	(75,924)

Cash flows from financing activities:
Change in deposits, net	(17,851)	(10,863)
Change in federal funds purchased and other short-term borrowings, net	(4,530)	(10,712)
Payments on advances from Federal Home Loan Bank	(871)	(985)
Issuance of trust preferred debentures	0	25,000
Payments on long-term debt	(24)	(12,272)
Issuance of common stock	444	285
Purchase of common stock	(2,444)	(1,110)
Dividends paid	(2,589)	(2,401)
Net cash used in financing activities	(27,865)	(13,058)
Net increase (decrease) in cash and cash equivalents	4,639	(45,297)
Cash and cash equivalents at beginning of year	142,206	209,796
Cash and cash equivalents at end of period	$146,845	$164,499

Notes to Condensed Consolidated Financial Statements

Note 1 - Summary of Significant Accounting Policies

In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments (which consist of normal recurring accruals) necessary, to present fairly the condensed consolidated financial position as of March 31, 2003, the results of operations for the three months ended March 31, 2003 and 2002, and the statements of cash flows for the three months ended March 31, 2003 and 2002. In accordance with accounting principles generally accepted in the United States of America for interim financial information, these statements do not include certain information and footnote disclosures required by accounting principles generally accepted in the United States of America for complete annual financial statements. Financial information as of December 31, 2002 has been derived from the audited consolidated financial statements of Community Trust Bancorp, Inc. (the "Corporation"). The results of operations for the three months ended March 31, 2003 and 2002 and the statements of cash flows for the three months ended March 31, 2003 and 2002 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2002, included in the Corporation's Annual Report on Form 10-K.

Principles of Consolidation - The unaudited condensed consolidated financial statements include the accounts of the Corporation and its separate and distinct, wholly owned subsidiaries Community Trust Bank, Inc.; Community Trust and Investment Company; CTBI Preferred Capital Trust; and CTBI Preferred Capital Trust II. All significant intercompany transactions have been eliminated in consolidation.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation--Transition and Disclosure. This statement amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require disclosures in both annual and interim financial statements regarding the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for fiscal years ending after December 15, 2002. Adoption of SFAS No. 148 did not have a material impact on the Corporation's financial statements. As permitted by SFAS No. 148, the Corporation will continue to apply the provisions of APB Opinion No. 25, Accounting for Stock-Based Compensation, for all employee stock option grants and has elected to disclose pro forma net income and earnings per share amounts as if the fair-value based method had been applied in measuring compensation costs.

In January 2003, the FASB issued Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities. FIN 46 clarifies the application of ARB No. 51, Consolidated Financial Statements, for certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated support from other parties. FIN 46 requires variable interest entities to be consolidated by the primary beneficiary which represents the enterprise that will absorb the majority of the variable interest entities expected losses if they occur, receive a majority of the variable interest entities' residual returns if they occur, or both. Qualifying special purpose entities are exempt from the consolidation requirements of FIN 46. FIN 46 is effective immediately for variable interest entities created after January 31, 2003 and for variable interest entities in which an enterprise obtains an interest after that date. FIN 46 is effective in the first fiscal year or interim period beginning after June 15, 2003 for variable interest entities in which an enterprise holds a variable interest that was acquired before February 1, 2003, with earlier adoption permitted. The Corporation will adopt the provisions of FIN 46 no later than July 1, 2003. The adoption of FIN 46 will have no material impact on the Corporation's consolidated financial statements.

Note 2 - Business Combinations

During the third quarter of 2001, the Corporation acquired 75.28% of the outstanding shares of Citizens National Bank and Trust, Hazard, Kentucky ("Citizens") independently valued at that time at $15.1 million in lieu of a debt owed to the Corporation by a Citizens' shareholder. On January 3, 2002, the Corporation acquired the remaining 24.72% of Citizens for $4.9 million. Citizens had total assets of $138.5 million and equity capital of $19.4 million as of December 31, 2001. On March 15, 2002, Citizens was merged into Community Trust Bank, Inc.

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

The amortized cost and fair value of securities available-for-sale as of March 31, 2003 are summarized as follows:

(in thousands)	Amortized Cost	Fair Value
U.S. Treasury and government agencies	$100,779	$102,666
States and political subdivisions	178,583	181,230
U.S. Agency mortgage-backed pass through certificates	126,611	132,582
Collateralized mortgage obligations	6,269	6,462
Other debt securities	18,906	18,424
Total debt securities	431,148	441,364
Marketable equity securities	75,560	75,575
Total available-for-sale securities	$506,708	$516,939

The amortized cost and fair value of securities held-to-maturity as of March 31, 2003 are summarized as follows:

(in thousands)	Amortized Cost	Fair Value
U.S. Treasury and government agencies	$31,499	$32,272
States and political subdivisions	11,780	12,113
Total held-to-maturity securities	$43,279	$44,385

The amortized cost and fair value of securities available-for-sale as of December 31, 2002 are summarized as follows:

(in thousands)	Amortized Cost	Fair Value
U.S. Treasury and government agencies	$88,467	$90,288
States and political subdivisions	186,984	189,346
U.S. agency mortgage-backed pass through certificates	154,916	162,325
Collateralized mortgage obligations	7,685	8,012
Other debt securities	18,811	18,312
Total debt securities	456,863	468,283
Marketable equity securities	59,068	59,056
Total available-for-sale securities	$515,931	$527,339

The amortized cost and fair value of securities held-to-maturity as of December 31, 2002 are summarized as follows:

(in thousands)	Amortized Cost	Fair Value
U.S. Treasury and government agencies	$37,318	$38,370
States and political subdivisions	13,925	14,303
Total held-to-maturity securities	$51,243	$52,673

Note 4 - Loans

Major classifications of loans are summarized as follows:

(in thousands)	March 31 2003	December 31 2002
Commercial construction	$67,532	$66,797
Commercial secured by real estate	518,296	509,856
Commercial other	277,491	280,492
Real estate construction	21,031	23,311
Real estate mortgage	370,461	377,109
Consumer	357,790	366,493
Equipment lease financing	12,874	10,549
Total loans	$1,625,475	$1,634,607

Note 5 - Borrowings

Short-term debt consists of the following:

(in thousands)	March 31 2003	December 31 2002
Subsidiaries:
Federal funds purchased	14,990	17,080
Securities sold under agreements to repurchase	48,911	51,351
Total short-term debt	$63,901	$68,431

On April 29, 2003, the Corporation entered into a revolving note agreement for a line of credit in the amount of $12 million, all of which is currently available to meet any future cash needs. The agreement will mature on April 28, 2004.

All federal funds purchased and the majority of securities sold under agreements to repurchase mature and reprice daily. The average rates paid for federal funds purchased and repurchase agreements on March 31, 2003 were 1.31% and 1.69%, respectively.

Long-term debt consists of the following:

(in thousands)	March 31 2003	December 31 2002
Subsidiaries:
Capital lease obligations, interest at lender's prime rate, payable in quarterly principal and interest installments of $53 thousand, adjusted for prime rate changes through September 2004, secured by real property. The Bank has a purchase option in September 2004 for $921 thousand or a renewal option for five years.	1,078	1,102
Other	2	2
Total long-term debt	$1,080	$1,104

Note 6 - Company-Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trusts Holding Solely the Junior Subordinated Debentures of the Corporation

The following table is a summary of the obligated trust preferred securities as of March 31, 2003.

(in thousands)
Issuance Trust	Issuance Date	Amount	Rate Amount	Rate Type	Maturity Date	Redemption Date
CTBI Preferred Capital Trust	3/31/97	$34,500	9.00%	Fixed	3/31/27	3/31/07
CTBI Preferred Capital Trust II	2/1/02	25,000	8.25%	Fixed	3/31/32	3/31/07
		$59,500

Note 7 - Stock-Based Compensation

The Corporation currently maintains two incentive stock option plans covering key employees; however, only one plan is active. The 1998 Stock Option Plan ("1998 Plan") was approved by the Board of Directors and the shareholders in 1998. All options granted have a maximum term of ten years. Options granted as management retention options vest after five years and all others vest ratably over four years.

As required under the provisions of SFAS 148, the following table discloses the pro forma net income and pro forma basic and diluted earnings per share had the fair value method been applied to all stock awards for the three months ended March 31, 2003 and 2002.

(in thousands, except per share amounts) Three Months Ended March 31		2003	2002
Net income as reported		$6,993	$6,322
Stock-based compensation expense		(523)	(292)
Tax effect		183	102
Net income pro forma		$6,653	$6,132

Basic earnings per share	As reported	$0.57	$0.50
	Pro forma	0.54	0.49

Diluted earnings per share	As reported	$0.56	$0.50
	Pro forma	0.53	0.49

Item 2. Management's Discussion and Analysis of Financial Condition

and Results of Operations

Overview

Community Trust Bancorp, Inc. (the "Corporation") is a bank holding company headquartered in Pikeville, Kentucky. At March 31, 2003, the Corporation owned one commercial bank and one trust company. Through its subsidiaries, the Corporation has seventy-four banking locations in eastern, northeast, central, and south central Kentucky and southern West Virginia. The banking locations are segmented into eighteen markets within four regions. The Corporation had total assets of $2.5 billion and total shareholders' equity of $211.1 million as of March 31, 2003. The Corporation's common stock is listed on NASDAQ under the symbol CTBI. Current market participants are FTN Financial First Tennessee Securities Corp., Nashville, Tennessee; Ferris, Baker Watts Incorporated, Baltimore, Maryland; Goldman, Sachs & Co., New York, New York; Howe Barnes Investments, Inc., Chicago, Illinois; J.J.B. Hilliard, W.L. Lyons, Inc., Louisville, Kentucky; Keefe, Bruyette & Woods, Inc., New York, New York; Merrill Lynch & Co., Inc., New York, New York; Morgan Stanley & Co., Inc., New York, New York; and Sandler O'Neill & Partners, New York, New York.

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

Securities are classified as held-to-maturity or available-for-sale on the date of purchase. Only those securities classified as held-to-maturity, and which management has the intent and ability to hold to maturity, are reported at amortized cost. Available-for-sale securities are reported at fair value with unrealized gains and losses, net of related deferred income taxes, included in accumulated other comprehensive income. The fair value of a security is determined based on quoted market prices. If quoted market prices are not available, fair value is determined based on quoted prices of similar instruments. Realized securities gains or losses would be reported within noninterest income in the Consolidated Statements of Income. The cost of securities sold is based on the specific identification method. Held-to-maturity and available-for-sale securities are reviewed quarterly for possible other-than-temporary impairment. The review includes an analysis of the facts and circumstances of each individual investment such as the length of time the fair value has been below cost, the expectation for that security's performance, the credit worthiness of the issuer and the Corporation's ability to hold the security to maturity. A decline in value that is considered to be other-than-temporary would be recorded as a loss within noninterest income in the Consolidated Statements of Income.

The Corporation evaluates total goodwill for impairment, based upon Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets and SFAS No. 147, Acquisitions of Certain Financial Institutions, using fair value techniques including multiples of price/equity. Goodwill is evaluated for impairment on an annual basis.

Dividends

The following schedule shows the quarterly cash dividends paid for the past six quarters:

Pay Date	Record Date	Amount
April 1, 2003	March 15, 2003	21 cents per share
January 1, 2003	December 15, 2002	21 cents per share
October 1, 2002	September 15, 2002	19 cents per share
July 1, 2002	June 15, 2002	19 cents per share
April 1, 2002	March 15, 2002	19 cents per share
January 1, 2002	December 15, 2001	19 cents per share

Income Statement Review

The Corporation's net income for the three months ended March 31, 2003 was $7.0 million or $0.57 basic earnings per share. This exceeds by $0.07 per share, or 14%, the $6.3 million or $0.50 basic earnings per share earned during the same period in 2002. First quarter 2003 earnings were positively impacted by $0.6 million or $0.05 per share due to gains on the sale of securities.

The Corporation had average shares outstanding of 12.3 million and 12.6 million for the three months ended March 31, 2003 and 2002, respectively. The following table sets forth on an annualized basis the return on average assets and return on average shareholders' equity for the three-month periods ended March 31, 2003 and 2002:

	Three months ended
	March 31
	2003	2002
Return on average shareholders' equity	13.38%	13.00%
Return on average assets	1.15%	1.02%

Net Interest Income

Our net interest margin of 3.74% is a 28 basis point or 7.0% decrease from the 4.02% for the quarter ended March 31, 2002 and a 14 basis point or 3.6% decrease from the 3.88% for the quarter ended December 31, 2002. Management expects continuing pressure on its net interest margin during this period of historically low interest rates. Interest income decreased $5.8 million or 15% for the quarter ending March 31, 2003 as compared to the same period in 2002, and interest expense decreased $3.9 million or 24%.

The following table summarizes the annualized net interest spread and net interest margin for the three months ended March 31, 2003 and 2002.

	Three months ended
	March 31
	2003	2002
Yield on interest earning assets	5.91%	6.84%
Cost of interest bearing funds	2.57%	3.28%

Net interest spread	3.34%	3.56%

Net interest margin	3.74%	4.02%

Provision for Loan Losses

The analysis of the changes in the allowance for loan losses and selected ratios is set forth below:

	Three months ended
	March 31
(in thousands)	2003	2002

Allowance balance at January 1	$23,271	$23,648
Additions to allowance charged against operations	1,547	2,741
Recoveries credited to allowance	1,027	931
Losses charged against allowance	(2,837)	(3,802)
Allowance balance at March 31	$23,008	$23,518

Allowance for loan losses to period-end loans	1.42%	1.40%

Average loans, net of unearned income	$1,622,672	$1,688,848

Provision for loan losses to average loans, annualized	0.39%	0.66%

Loan charge-offs net of recoveries, to average loans, annualized	0.45%	0.69%

Net charge-offs for the quarter ended March 31, 2003 were $1.8 million, an annualized rate of 0.45% of average loans, compared to the $2.9 million or 0.69% of average loans for the same period in 2002. Our reserve for losses on loans as a percentage of total loans outstanding at 1.42% increased slightly from the 1.40% at prior year. The increase in reserve for losses on loans is reflective of currently weak economic conditions.

Noninterest Income

Noninterest income for the quarter ended March 31, 2003 of $8.5 million was a 52.8% increase from the $5.6 million earned during the same period in 2002. The increase in noninterest income from prior year is primarily the result of increased deposit service charge revenue due to the implementation of our Overdraft Honor program, increased gains on sales of residential real estate loans due to increased refinancing activity, and increased gains on sales of securities. While the increase in residential real estate loan refinancing activity, due to the low interest rate environment, resulted in higher noninterest income from the gains on sales of loans, noninterest income was negatively impacted by a charge to our valuation reserve for capitalized mortgage servicing rights of $0.4 million for the quarter ended March 31, 2003 compared to $0.2 million for the quarter ended March 31, 2002.

Noninterest Expense

Noninterest expense for the first quarter 2003 increased 6.5% from $16.5 million for the first quarter 2002 to $17.6 million for the first quarter 2003. The increase in noninterest expense from prior year was primarily attributable to an increase in personnel expense due to the filling of budgeted key positions within the Company and annual merit increases in employee salaries.

Balance Sheet Review

The Corporation's assets remained relatively flat at $2.5 billion on March 31, 2003 compared to December 31, 2002. The Corporation's largest liability, deposits, remained relatively flat to prior quarter at $2.1 billion. Noninterest bearing deposits decreased 3.8% and interest bearing deposits remained relatively flat. The Corporation continues to have a high level of liquidity due to the weak loan demand and low yielding investment options. With limited investment opportunity and high liquidity, the Corporation has continued its policy of pricing interest-bearing deposits at the mid-range of its competitors to manage its net interest margin. The Corporation anticipates that it will continue to experience pressure on its net interest margin until economic conditions improve.

Loans

The loan portfolio remained relatively flat to December 31, 2002 at $1.6 billion. The Corporation's balance sheet reflects the state of the U.S. economy during the past year with weak commercial loan demand and continuing high levels of residential mortgage loan refinancing due to record low interest rates.

Nonperforming loans decreased 27.9% from prior year, but increased 12.4% from prior quarter. Nonperforming loans on March 31, 2003 were $25.6 million compared to $22.7 million at December 31, 2002 and $35.4 million at March 31, 2002. The significant decrease in nonperforming loans compared to the same period last year is attributable to the Company's continuing focus on asset quality during this weak period in the economy. The increase in nonperforming loans from prior quarter is primarily the result of the bankruptcy of one commercial borrower. Specific reserves are established for all large loans where a loss may occur; therefore, no significant losses are anticipated except for those loans with specific reserve allocations.

Foreclosed properties on March 31, 2003 were $3.7 million, an increase from the $2.8 million at December 31, 2002 and the $2.2 million reported at March 31, 2002. The increase is primarily comprised of 1-4 family residential real estate.

The allowance for loan losses as a percentage of total loans outstanding as of March 31, 2003 remained flat to prior quarter at 1.42%. The allowance for loan losses as a percentage of nonperforming loans was 90.0% at March 31, 2003 and 102.3% at December 31, 2002.

The following table summarizes the Corporation's nonperforming loans as of March 31, 2003 and December 31, 2002.

(in thousands)	Nonaccrual loans	As a % of Loan Balances by Category	Restructured Loans	As a % of Loan Balances by Category	Accruing Loans Past Due 90 Days or More	As a % of Loan Balances by Category	Loan Portfolio Balances
March 31, 2003
Commercial construction	$956	1.42%	$0	0.00%	$0	0.00%	$67,532
Commercial secured by real estate	9,600	1.85	268	0.05	860	0.17	518,296
Commercial other	4,019	1.45	0	0.00	2,497	0.90	277,491
Consumer real estate construction	0	0.00	0	0.00	0	0.00	21,031
Consumer real estate secured	4,763	1.29	0	0.00	1,973	0.53	370,461
Consumer loans other	125	0.03	0	0.00	499	0.14	357,790
Equipment lease financing	0	0.00	0	0.00	0	0.00	12,874
Total	$19,463	1.20%	$268	0.02%	$5,829	0.36%	$1,625,475

December 31, 2002
Commercial construction	$891	1.33%	$0	0.00%	$0	0.00%	$66,797
Commercial secured by real estate	11,467	2.25	276	0.05	591	0.12	509,856
Commercial other	2,167	0.77	0	0.00	344	0.12	280,492
Consumer real estate construction	0	0.00	0	0.00	0	0.00	23,311
Consumer real estate secured	5,040	1.34	0	0.00	1,143	0.30	377,109
Consumer loans other	84	0.02	0	0.00	736	0.20	366,493
Equipment lease financing	0	0.00	0	0.00	0	0.00	10,549
Total	$19,649	1.20%	$276	0.02%	$2,814	0.17%	$1,634,607

Allowance for Loan Losses

The allowance for loan losses balance is maintained by management at a level considered adequate to cover anticipated probable losses based on past loss experience, general economic conditions, information about specific borrower situations including their financial position and collateral values, and other factors and estimates which are subject to change over time. This analysis is completed quarterly and forms the basis for allocation of the loan loss reserve and what charges to the provision may be required. For further discussion of the allowance for loan losses, see the Critical Accounting Policies and Estimates section of Item 2.

Securities

The Corporation uses its securities held-to-maturity for production of income and to manage cash flow needs through expected maturities. The Corporation uses its securities available-for-sale for income and balance sheet liquidity management. The fair value of securities available-for-sale decreased from $527.3 million as of December 31, 2002 to $516.9 million at March 31, 2003. Securities held-to-maturity declined from $51.2 million to $43.3 million during the same period. Total securities as a percentage of total assets were 23.3% as of December 31, 2002 and 22.7% as of March 31, 2003.

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

Due to the nature of the markets served by the subsidiary bank, management believes that the majority of its certificates of deposit of $100,000 or more are no more volatile than its core deposits. During periods of interest rate volatility, these deposit balances have remained stable as a percentage of total deposits. In addition, an arrangement has been made with a correspondent bank for the purchase of federal funds on an unsecured basis, up to $20 million, if necessary, to meet the Corporation's liquidity needs.

The Corporation owns $516.9 million of securities valued at estimated fair value that are designated as available-for-sale and available to meet liquidity needs on a continuing basis. The Corporation also relies on Federal Home Loan Bank advances for both liquidity and management of its asset/liability position. Federal Home Loan Bank advances decreased from $5.6 million at December 31, 2002 to $4.7 million at March 31, 2003.

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

During the first quarter of 2003, the Corporation continued its stock repurchase program acquiring 96,267 shares of the Corporation's stock. The Corporation's stock repurchase program began in December 1998 with the authorization to acquire up to 500,000 shares and was increased by an additional 1,000,000 shares in July 2000. The Corporation issued a press release May 13, 2003 announcing its intention to repurchase up to 1,000,000 additional shares. The Corporation's stock repurchase program continues to be accretive to shareholder value. As of March 31, 2003, a total of 1,444,046 shares have been repurchased through this program.

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

The Corporation's principal source of funds used to pay dividends to shareholders and service long-term debt is the dividends it receives from the subsidiary bank. Various federal statutory provisions, in addition to regulatory policies and directives, limit the amount of dividends that subsidiary banks can pay without prior regulatory approval. These restrictions have had no major impact on the Corporation's dividend policy or its ability to service long-term debt, nor is it anticipated that they would have any major impact in the foreseeable future. During the remainder of 2003, approximately $14.4 million plus any remaining 2003 net profits can be paid by the Corporation's banking subsidiary without prior regulatory approval.

The primary source of capital for the Corporation is retained earnings. The Corporation paid cash dividends of $0.21 per share during the first three months of 2003 and $0.19 per share during the first three months of 2002. Basic earnings per share for the same periods were $0.57 and $0.50, respectively. The Corporation retained 63% of earnings for the first three months of 2003.

Under guidelines issued by banking regulators, the Corporation and its subsidiary bank are required to maintain a minimum Tier 1 risk-based capital ratio of 4% and a minimum total risk-based ratio of 8%. Risk-based capital ratios weight the relative risk factors of all assets and consider the risk associated with off-balance sheet items. The Corporation must also maintain a minimum Tier 1 leverage ratio of 4%. The Corporation's Tier 1 leverage, Tier 1 risk-based, and total risk-based ratios were 8.33%, 11.06%, and 12.31%, respectively as of March 31, 2003.

As of March 31, 2003, management is not aware of any current recommendations by banking regulatory authorities which, if they were to be implemented, would have, or would be reasonably likely to have, a material adverse impact on the Corporation's liquidity, capital resources, or operations.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest rate risk management focuses on maintaining consistent growth in net interest income within Board-approved policy limits. The Corporation uses an earnings simulation model to analyze net interest income sensitivity to movements in interest rates. Given a 200 basis point increase to the yield curve used in the simulation model, it is estimated net interest income for the Corporation would increase by 6.32 percent over one year and increase by 2.94 percent over two years. A 200 basis point decrease in the yield curve would decrease net interest income by an estimated 5.75 percent over one year and by 2.88 percent over two years. For further discussion of the Corporation's market risk, see the Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Market Risk included in the Annual Report on Form 10-K for the year ended December 31, 2002.

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

Disclosure controls and procedures are corporate controls and other procedures that are designed to ensure that information required to be disclosed by the Corporation in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	None

Item 2.	Changes in Securities	None

Item 3.	Defaults Upon Senior Securities	None

Item 4.	Submission of Matters to a Vote of Security Holders	None

Item 5.	Other Information:

The Corporation's principal executive officer and principal financial officer have furnished to the SEC the certification with respect to this Form 10-Q that is required by Section 906 of the Sarbanes-Oxley Act of 2002

Item 6.	Exhibits and Reports on Form 8-K:
	(1) Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Exhibit 99.1 Exhibit 99.2

(2) On January 15, 2003, the Corporation issued a Form 8-K with respect to the issuance of its December 31, 2002 earnings release (incorporated herein by reference to Form 8-K filed under SEC file no. 000-111-29)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Corporation has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMUNITY TRUST BANCORP, INC.

By:

Date: May 14, 2003	/s/ Jean R. Hale
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

May 14, 2003

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

May 14, 2003