Form 10-Q
period 2003-06-30
COMMUNITY TRUST BANCORP INC /KY/
filed 2003-08-14
CIK 350852

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2003

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

Common stock - 12,204,825 shares outstanding at July 31, 2003

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

Condensed Consolidated Balance Sheets
(dollars in thousands)	June 30 2003	December 31 2002
	(unaudited)
Assets:
Cash and due from banks	$83,800	$92,955
Federal funds sold	67,170	49,251
Securities available-for-sale at fair value
(amortized cost of $456,421 and $515,931, respectively)	466,150	527,339
Securities held-to-maturity at amortized cost
(fair value of $114,046 and $52,673, respectively)	112,870	51,243
Loans held for sale	8,503	2,279

Loans	1,639,804	1,634,607
Allowance for loan losses	(23,206)	(23,271)
Net loans	1,616,598	1,611,336

Premises and equipment, net	49,498	50,767
Goodwill	60,122	60,122
Core deposit intangible (net of accumulated amortization of $2,842 and $2,552, respectively)	4,119	4,409
Other assets	38,195	38,210
Total assets	$2,507,025	$2,487,911

Liabilities and shareholders' equity:
Deposits
Noninterest bearing	$347,570	$343,565
Interest bearing	1,782,501	1,784,151
Total deposits	2,130,071	2,127,716

Federal funds purchased and other short-term borrowings	81,018	68,431
Advances from Federal Home Loan Bank	4,152	5,617
Trust preferred securities	59,500	59,500
Long-term debt	1,056	1,104
Other liabilities	18,170	16,124
Total liabilities	2,293,967	2,278,492

Shareholders' equity:
Preferred stock, 300,000 shares authorized and unissued
Common stock, $5 par value, shares authorized 25,000,000;
shares outstanding 2003 - 12,197,388; 2002 - 12,348,177	60,987	61,741
Capital surplus	70,316	73,723
Retained earnings	75,431	66,540
Accumulated other comprehensive income, net of tax	6,324	7,415
Total shareholders' equity	213,058	209,419

Total liabilities and shareholders' equity	$2,507,025	$2,487,911

Condensed Consolidated Statements of Income

(unaudited)
	Three months ended		Six months ended
	June 30		June 30
(in thousands except per share data)	2003	2002	2003	2002

Interest income:
Interest and fees on loans, including loans held for sale	$27,588	$30,744	$55,076	$62,462
Interest and dividends on securities
Taxable	4,287	5,612	8,705	11,079
Tax exempt	536	686	1,102	1,385
Other, including interest on fed funds sold	277	322	472	939
Total interest income	32,688	37,364	65,355	75,865

Interest expense:
Interest on deposits	10,004	12,766	20,471	26,932
Interest on federal funds purchased and other short-term borrowings	268	355	532	799
Interest on advances from Federal Home Loan Bank	61	111	131	238
Interest on long-term debt and trust preferred securities	1,337	1,349	2,675	2,676
Total interest expense	11,670	14,581	23,809	30,645

Net interest income	21,018	22,783	41,546	45,220
Provision for loan losses	3,585	3,145	5,132	5,886
Net interest income after provision for loan losses	17,433	19,638	36,414	39,334

Noninterest income:
Service charges on deposit accounts	4,300	2,909	8,162	5,675
Gains on sales of loans, net	1,595	472	3,116	1,331
Trust income	634	576	1,247	1,156
Securities gains, net	1,587	0	2,566	0
Other	1,469	1,485	3,040	2,874
Total noninterest income	9,585	5,442	18,131	11,036

Noninterest expense:
Salaries and employee benefits	7,838	8,395	16,899	16,852
Occupancy, net	1,441	1,357	2,947	2,792
Equipment	973	904	1,767	1,740
Data processing	948	886	1,951	2,018
Stationery, printing, and office supplies	338	491	732	830
Taxes other than payroll, property, and income	671	611	1,338	1,223
FDIC insurance	84	101	168	200
Other	4,471	3,419	8,573	7,052
Total noninterest expense	16,764	16,164	34,375	32,707

Income before income taxes	10,254	8,916	20,170	17,663
Income taxes	3,190	2,539	6,113	4,964
Net income	7,064	6,377	14,057	12,699

Other comprehensive income, net of tax:
Unrealized holding gains (losses) arising during period	(326)	4,355	(1,091)	3,734
Comprehensive income	$6,738	$10,732	$12,966	$16,433

Basic earnings per share	$0.58	$0.51	$1.14	$1.01
Diluted earnings per share	$0.57	$0.50	$1.13	$1.00

Average shares outstanding	12,253	12,538	12,280	12,552

Condensed Consolidated Statements of Cash Flows

(unaudited)
	Six months ended
	June 30
(in thousands)	2003	2002

Cash flows from operating activities:
Net income	$14,057	$12,699
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,206	2,195
Change in net deferred tax asset, net	(989)	22
Provision for loan and other real estate losses	5,213	5,929
Securities gains, net	(2,566)	0
Gains on sale of mortgage loans held for sale	(3,116)	(1,331)
Gains (losses) on sale of assets, net	51	22
Proceeds from sale of mortgage loans held for sale	110,939	62,296
Amortization (accretion) of securities premiums, net	709	(46)
Change in loans held for sale, net	(6,224)	(2,882)
Changes in:
Other liabilities	2,633	(2,011)
Other assets	1,739	492
Net cash provided by operating activities	124,652	77,385

Cash flows from investing activities:
Securities available-for-sale:
Proceeds from sales	72,839	0
Proceeds from prepayments and maturities	72,068	49,561
Purchase of securities	(83,555)	(130,114)
Securities held-to-maturity:
Proceeds from prepayments and maturities	19,450	25,842
Purchase of securities	(81,061)	0
Change in loans, net	(120,325)	(27,079)
Purchase of premises, equipment, and other real estate	(652)	(1,253)
Proceeds from sale of premises and equipment	4	0
Proceeds from sale of other real estate	1,242	2,443
Assets acquired net of cash	0	(871)
Net cash used in investing activities	(119,990)	(81,471)

Cash flows from financing activities:
Change in deposits, net	2,355	(74,610)
Change in federal funds purchased and other short-term borrowings, net	12,587	(20,448)
Payments on advances from Federal Home Loan Bank	(1,465)	(1,984)
Issuance of trust preferred securities	0	25,000
Payments on long-term debt	(48)	(12,294)
Issuance of common stock	928	1,036
Purchase of common stock	(5,089)	(2,611)
Dividends paid	(5,166)	(4,791)
Net cash provided by (used in) financing activities	4,102	(90,702)
Net increase (decrease) in cash and cash equivalents	8,764	(94,788)
Cash and cash equivalents at beginning of year	142,206	209,796
Cash and cash equivalents at end of period	$150,970	$115,008

Notes to Condensed Consolidated Financial Statements

Note 1 - Summary of Significant Accounting Policies

In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments (which consist of normal recurring accruals) necessary, to present fairly the condensed consolidated financial position as of June 30, 2003, the results of operations for the three and six months ended June 30, 2003 and 2002, and the statements of cash flows for the six months ended June 30, 2003 and 2002. In accordance with accounting principles generally accepted in the United States of America for interim financial information, these statements do not include certain information and footnote disclosures required by accounting principles generally accepted in the United States of America for complete annual financial statements. Financial information as of December 31, 2002 has been derived from the audited consolidated financial statements of Community Trust Bancorp, Inc. (the "Corporation"). The results of operations for the three and six months ended June 30, 2003 and 2002 and the statements of cash flows for the six months ended June 30, 2003 and 2002 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2002, included in the Corporation's Annual Report on Form 10-K.

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

In December 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 148, Accounting for Stock-Based Compensation--Transition and Disclosure. This statement amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require disclosures in both annual and interim financial statements regarding the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for fiscal years ending after December 15, 2002. Adoption of SFAS No. 148 did not have a material impact on the Corporation's financial statements. As permitted by SFAS No. 148, the Corporation will continue to apply the provisions of APB Opinion No. 25, Accounting for Stock-Based Compensation, for all employee stock option grants and has elected to disclose pro forma net income and earnings per share amounts as if the fair-value based method had been applied in measuring compensation costs.

In January 2003, the FASB issued Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities. FIN 46 clarifies the application of ARB No. 51, Consolidated Financial Statements, for certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated support from other parties. FIN 46 requires variable interest entities to be consolidated by the primary beneficiary which represents the enterprise that will absorb the majority of the variable interest entities expected losses if they occur, receive a majority of the variable interest entities' residual returns if they occur, or both. Qualifying special purpose entities are exempt from the consolidation requirements of FIN 46. FIN 46 is effective immediately for variable interest entities created after January 31, 2003 and for variable interest entities in which an enterprise obtains an interest after that date. FIN 46 is effective in the first fiscal year or interim period beginning after June 15, 2003 for variable interest entities in which an enterprise holds a variable interest that was acquired before February 1, 2003, with earlier adoption permitted. The Corporation adopted the provisions of FIN 46 on July 1, 2003. The adoption of FIN 46 had no material impact on the Corporation's consolidated financial statements.

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

The amortized cost and fair value of securities available-for-sale as of June 30, 2003 are summarized as follows:

(in thousands)	Amortized Cost	Fair Value
U.S. Treasury and government agencies	$75,388	$76,936
State and political subdivisions	175,783	179,148
U.S. agency mortgage-backed pass through certificates	104,339	109,197
Collateralized mortgage obligations	4,930	5,179
Other debt securities	20,225	19,888
Total debt securities	380,665	390,348
Marketable equity securities	75,756	75,802
Total available-for-sale securities	$456,421	$466,150

The amortized cost and fair value of securities held-to-maturity as of June 30, 2003 are summarized as follows:

(in thousands)	Amortized Cost	Fair Value
U.S. Treasury and government agencies	$25,500	$26,016
State and political subdivisions	6,701	6,990
U.S. agency mortgage-backed pass through certificates	80,669	81,040
Total held-to-maturity securities	$112,870	$114,046

The amortized cost and fair value of securities available-for-sale as of December 31, 2002 are summarized as follows:

(in thousands)	Amortized Cost	Fair Value
U.S. Treasury and government agencies	$88,467	$90,288
State and political subdivisions	186,984	189,346
U.S. agency mortgage-backed pass through certificates	154,916	162,325
Collateralized mortgage obligations	7,685	8,012
Other debt securities	18,811	18,312
Total debt securities	456,863	468,283
Marketable equity securities	59,068	59,056
Total available-for-sale securities	$515,931	$527,339

The amortized cost and fair value of securities held-to-maturity as of December 31, 2002 are summarized as follows:

(in thousands)	Amortized Cost	Fair Value
U.S. Treasury and government agencies	$37,318	$38,370
State and political subdivisions	13,925	14,303
Total held-to-maturity securities	$51,243	$52,673

Note 3 - Loans

Major classifications of loans are summarized as follows:

(in thousands)	June 30 2003	December 31 2002
Commercial construction	$68,755	$66,797
Commercial secured by real estate	539,534	509,856
Commercial other	263,270	280,492
Real estate construction	24,616	23,311
Real estate mortgage	375,219	377,109
Consumer	355,370	366,493
Equipment lease financing	13,040	10,549
Total loans	$1,639,804	$1,634,607

Note 4 - Borrowings

Short-term debt consists of the following:

(in thousands)	June 30 2003	December 31 2002
Subsidiaries:
Federal funds purchased	$22,365	$17,080
Securities sold under agreements to repurchase	58,653	51,351
Total short-term debt	$81,018	$68,431

On April 29, 2003, the Corporation entered into a revolving note agreement for a line of credit in the amount of $12 million, all of which is currently available to meet any future cash needs. The agreement will mature on April 28, 2004.

All federal funds purchased and the majority of securities sold under agreements to repurchase reprice daily. The average rates paid for federal funds purchased and repurchase agreements on June 30, 2003 were 1.25% and 1.46%, respectively.

Long-term debt consists of the following:

(in thousands)	June 30 2003	December 31 2002
Subsidiaries:
Capital lease obligations, interest at lender's prime rate, payable in quarterly principal and interest installments of $53 thousand, adjusted for prime rate changes through September 2004, secured by real property. The Bank has a purchase option in September 2004 for $921 thousand or a renewal option for five years.	$1,054	$1,102
Other	2	2
Total long-term debt	$1,056	$1,104

Note 5 - Company-Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trusts Holding Solely the Junior Subordinated Debentures of the Corporation

The following table is a summary of the obligated trust preferred securities as of June 30, 2003.

(in thousands)
Issuance Trust	Issuance Date	Amount	Rate Amount	Rate Type	Maturity Date	Redemption Date
CTBI Preferred Capital Trust	3/31/97	$34,500	9.00%	Fixed	3/31/27	3/31/07
CTBI Preferred Capital Trust II	2/1/02	25,000	8.25%	Fixed	3/31/32	3/31/07
		$59,500

Note 6 - Stock-Based Compensation

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

As required under the provisions of SFAS 148, the following table discloses the pro forma net income and pro forma basic and diluted earnings per share had the fair value method been applied to all stock awards for the three and six months ended June 30, 2003 and 2002.

		Three Months Ended June 30		Six Months Ended June 30
(in thousands except per share amounts)		2003	2002	2003	2002
Net income as reported		$7,064	$6,377	$14,057	$12,699
Stock-based compensation expense		0	0	(523)	(292)
Tax effect		0	0	183	102
Net income pro forma		$7,064	$6,377	$13,717	$12,509

Basic earnings per share	As reported	$0.58	$0.51	$1.14	$1.01
	Pro forma	0.58	0.51	1.12	1.00

Diluted earnings per share	As reported	$0.57	$0.50	$1.13	$1.00
	Pro forma	0.57	0.50	1.10	0.99

Item 2. Management's Discussion and Analysis of Financial Condition

and Results of Operations

Overview

Community Trust Bancorp, Inc. (the "Corporation") is a bank holding company headquartered in Pikeville, Kentucky. At June 30, 2003, the Corporation owned one commercial bank and one trust company. Through its subsidiaries, the Corporation has seventy-four banking locations in eastern, northeast, central, and south central Kentucky and southern West Virginia. The banking locations are segmented into eighteen markets within four regions. The Corporation had total assets of $2.5 billion and total shareholders' equity of $213.1 million as of June 30, 2003. The Corporation's common stock is listed on NASDAQ under the symbol CTBI. Current market participants are FTN Midwest Research Securities Corp., Cleveland, Ohio; Goldman, Sachs & Co., New York, New York; Howe Barnes Investments, Inc., Chicago, Illinois; J.J.B. Hilliard, W.L. Lyons, Inc., Louisville, Kentucky; Keefe, Bruyette & Woods, Inc., New York, New York; Merrill Lynch, Pierce, Fenner & Smith Incorporated, New York, New York; Morgan Stanley & Co., Incorporated, New York, New York; and Sandler O'Neill & Partners, New York, New York.

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

The adequacy of the allowance is reviewed quarterly by management using a methodology that includes several key factors. The Corporation utilizes an internal risk grading system for commercial credits, and those larger commercial credits identified through this grading system as having weaknesses are individually reviewed for the customer's ability and potential to repay their loans. The borrower's cash flow, adequacy of collateral held for the loan, and other considerations including legal avenues are all evaluated. Based upon this individual credit evaluation, a specific allocation to the allowance may be made for the loan. For other commercial loans that are not individually evaluated, an allowance allocation is determined by applying an eight-quarter moving average historical loss rate for this group of loans. Consumer installment and residential mortgage loans are not individually risk graded. Allowance allocations are provided for these pools of loans based upon an eight-quarter moving average historical loss rate for each of these categories of loans.

An unallocated portion of the allowance is also determined in recognition of the inherent inability to precisely determine the loss potential in any particular loan or pool of loans. The factors considered by management in determining this amount of inherent risk include delinquency trends, current economic conditions and trends, strength of the supervision and administration of the loan portfolio, level of nonperforming loans, trend in loan losses, recovery rates associated with previously charged-off loans, concentrations within commercial credits, problem loan identification strengths and weaknesses, collateral evaluation strengths and weaknesses, and level of financial statement exceptions. These factors are reviewed quarterly and weighted for risk as deemed appropriate by management. The total of these weighted factors is then applied against the total loan portfolio and the allowance is adjusted accordingly.

Since January 1, 2002, the Corporation has not substantively changed any aspect of its overall approach in the determination of the allowance for loan losses. There have been no material changes in assumptions or estimation techniques as compared to prior years that impacted the determination of the current year allowance.

Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated market value in the aggregate. Net unrealized losses, if any, are recognized in a separate valuation allowance for loans held for sale by charges to income.

Securities are classified as held-to-maturity or available-for-sale on the date of purchase. Only those securities classified as held-to-maturity, and which management has the intent and ability to hold to maturity, are reported at amortized cost. Available-for-sale securities are reported at fair value with unrealized gains and losses, net of related deferred income taxes, included in accumulated other comprehensive income. The fair value of a security is determined based on quoted market prices. If quoted market prices are not available, fair value is determined based on quoted prices of similar instruments. Realized securities gains or losses would be reported within noninterest income in the Condensed Consolidated Statements of Income. The cost of securities sold is based on the specific identification method. Held-to-maturity and available-for-sale securities are reviewed quarterly for possible other-than-temporary impairment. The review includes an analysis of the facts and circumstances of each individual investment such as the length of time the fair value has been below cost, the expectation for that security's performance, the credit worthiness of the issuer and the Corporation's ability to hold the security to maturity. A decline in value that is considered to be other-than-temporary would be recorded as a loss within noninterest income in the Condensed Consolidated Statements of Income.

The Corporation evaluates total goodwill for impairment, based upon Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets and SFAS No. 147, Acquisitions of Certain Financial Institutions, using fair value techniques including multiples of price/equity. Goodwill is evaluated for impairment on an annual basis.

Dividends

The following schedule shows the quarterly cash dividends paid for the past six quarters:

Pay Date	Record Date	Amount Per Share
July 1, 2003	June 15, 2003	21 cents
April 1, 2003	March 15, 2003	21 cents
January 1, 2003	December 15, 2002	21 cents
October 1, 2002	September 15, 2002	19 cents
July 1, 2002	June 15, 2002	19 cents
April 1, 2002	March 15, 2002	19 cents

At its regular meeting on July 22, 2003, the Board of Directors of Community Trust Bancorp, Inc. voted to increase its quarterly cash dividend 9.5% from $0.21 per share to $0.23 per share, effective with the dividend payable on October 1, 2003, to shareholders of record on September 15, 2003.

The five-year compound growth rate for Community Trust Bancorp's annual cash dividend payment is 8.0 percent. Since its initial public offering in 1981, the Corporation has increased annual cash dividend payments for 22 consecutive years.

Income Statement Review

The Corporation's net income for the three months ended June 30, 2003 was $7.1 million or $0.58 basic earnings per share. This exceeds by $0.07 per share, or 13.7%, the $6.4 million or $0.51 basic earnings per share earned during the same period in 2002. Net income for the six months ended June 30, 2003 was $14.1 million or $1.14 basic earnings per share, a 12.9% increase from the $12.7 million or $1.01 basic earnings per share earned during the first six months of 2002.

The Corporation had average shares outstanding of 12.3 million and 12.5 million for the three months ended June 30, 2003 and 2002, respectively, and 12.3 million and 12.6 million for the six months ended June 30, 2003 and 2002, respectively. The following table sets forth on an annualized basis the return on average assets and return on average shareholders' equity for the three and six-month periods ended June 30, 2003 and 2002:

	Three months ended		Six months ended
	June 30		June 30
	2003	2002	2003	2002
Return on average shareholders' equity	13.27%	12.81%	13.33%	12.90%
Return on average assets	1.14%	1.04%	1.14%	1.03%

Net Interest Income

Our net interest margin of 3.75% for the quarter ended June 30, 2003 is a 1 basis point increase from the 3.74% for the quarter ended March 31, 2003 and a 36 basis point decrease from the 4.11% for the quarter ended June 30, 2002. Management expects continuing pressure on its net interest margin during this period of historically low interest rates. Interest income decreased $4.7 million or 12.5% for the quarter ending June 30, 2003, and $10.5 million or 13.9% for the six months ended June 30, 2003 as compared to the same periods in 2002. Interest expense decreased $2.9 million or 20.0% for the quarter ending June 30, 2003, and $6.8 million or 22.3% for the six months ended June 30, 2003 as compared to the same periods in 2002.

The following table summarizes the annualized net interest spread and net interest margin for the three and six months ended June 30, 2003 and 2002.

	Three months ended		Six months ended
	June 30		June 30
	2003	2002	2003	2002
Yield on interest earning assets	5.80%	6.69%	5.85%	6.76%
Cost of interest bearing funds	2.43%	3.01%	2.50%	3.15%

Net interest spread	3.37%	3.68%	3.35%	3.61%

Net interest margin	3.75%	4.11%	3.75%	4.06%

Provision for Loan Losses

The analysis of the changes in the allowance for loan losses and selected ratios is set forth below:

	Six months ended
	June 30
(in thousands)	2003	2002

Allowance balance at January 1	$23,271	$23,648
Additions to allowance charged against operations	5,132	5,886
Recoveries credited to allowance	1,776	2,024
Losses charged against allowance	(6,973)	(7,392)
Allowance balance at June 30	$23,206	$24,166

Allowance for loan losses to period-end loans	1.42%	1.45%

Average loans, net of unearned income	$1,631,541	$1,678,961

Provision for loan losses to average loans, annualized	0.63%	0.71%

Loan charge-offs net of recoveries, to average loans, annualized	0.64%	0.64%

Net charge-offs for the six months ended June 30, 2003 were $5.2 million, an annualized rate of 0.64% of average loans, compared to the $5.4 million or 0.64% of average loans for the same period in 2002. Our reserve for losses on loans as a percentage of total loans outstanding at 1.42% decreased from the 1.45% at prior year.

Noninterest Income

Noninterest income for the quarter ended June 30, 2003 of $9.6 million was a 76.1% increase from the $5.4 million earned during the same period in 2002. The increase in noninterest income is primarily the result of increased deposit service charge revenue, increased gains on sales of residential real estate loans due to increased refinancing activity, and increased gains on sales of securities. Second quarter and year-to-date 2003 earnings were positively impacted by $2.7 million or $0.22 per share and $4.6 million or $0.38 per share, respectively, as a result of increased noninterest income. Gains on the sale of securities contributed $1.0 million or $0.08 per share to earnings for the second quarter 2003 and $1.7 million or $0.14 per share year-to-date. The increase in gains on sales of loans for the second quarter and year-to-date 2003 compared to the same periods in 2002 contributed $0.7 million or $0.06 per share and $1.2 million or $0.09 per share, respectively, to net income.

While the increase in residential real estate loan refinancing activity, due to the low interest rate environment, resulted in higher noninterest income from the gains on sales of loans, noninterest income was negatively impacted by charges to our valuation reserve for capitalized mortgage servicing rights of $0.8 million, $0.4 million, and $0.1 million for the quarters ended June 30, 2003, March 31, 2003, and June 30, 2002, respectively. The impact to earnings per share for the quarter ended June 30, 2003 was $0.04 per share.

Noninterest Expense

Noninterest expense increased 3.7% from the $16.2 million for the second quarter 2002 to $16.8 million for the second quarter 2003. The increase in noninterest expense from prior year was primarily attributable to increases in legal and professional fees, operating losses, and other noninterest expense. Personnel expense decreased in the second quarter 2003 due to the reversal of a performance-based incentive of $0.8 million.

Balance Sheet Review

The Corporation continues to meet the challenges of operating in an unpredictable economic environment with the accompanying uncertainties that restrain the growth usually seen in its banking operations. Total assets remained relatively flat at $2.5 billion on June 30, 2003 compared to December 31, 2002. The Corporation's largest liability, deposits, remained relatively flat to December 31, 2002 as well at $2.1 billion on June 30, 2003. Noninterest bearing deposits increased 1.2% and interest-bearing deposits remained relatively flat. The Company continues to have a high level of liquidity since investment opportunities are limited with interest rates at 45-year lows. The Company continues its policy of pricing interest-bearing deposits at the mid-range of its competitors to manage its net interest margin. The Company anticipates that it will continue to experience pressure on its net interest margin until economic conditions improve.

Loans

The Corporation experienced an increase of $5.2 million in loans outstanding during the first half of 2003; however, commercial loan demand remains relatively weak and the Corporation continues to experience a decline in its consumer and residential real estate loan portfolios as customers continue to refinance existing debt by taking advantage of the low long-term fixed rates available for secondary market loans.

Nonperforming loans decreased 26.7% from prior year, but increased 6.2% from December 31, 2002. Nonperforming loans on June 30, 2003 were $24.1 million compared to $22.7 million at December 31, 2002 and $33.0 million at June 30, 2002. Specific reserves are established for all large loans where management believes a loss may occur; therefore, no significant losses are anticipated except for those loans with specific reserve allocations.

Foreclosed properties on June 30, 2003 were $3.5 million, an increase from the $2.8 million at December 31, 2002 and the $2.1 million reported at June 30, 2002. The increase is primarily comprised of 1-4 family residential real estate.

The allowance for loan losses as a percentage of total loans outstanding as of June 30, 2003 remained flat to December 31, 2002 at 1.42%. The allowance for loan losses as a percentage of nonperforming loans was 96.1% at June 30, 2003 and 102.3% at December 31, 2002.

The following table summarizes the Corporation's nonperforming loans as of June 30, 2003 and December 31, 2002.

(in thousands)	Nonaccrual loans	As a % of Loan Balances by Category	Restructured Loans	As a % of Loan Balances by Category	Accruing Loans Past Due 90 Days or More	As a % of Loan Balances by Category	Loan Portfolio Balances
June 30, 2003
Commercial construction	$917	1.33%	$0	0.00%	$0	0.00%	$68,755
Commercial secured by real estate	9,290	1.72	375	0.07	970	0.18	539,534
Commercial other	2,655	1.01	1,171	0.44	2,464	0.94	263,270
Consumer real estate construction	0	0.00	0	0.00	54	0.22	24,616
Consumer real estate secured	4,507	1.20	0	0.00	1,304	0.35	375,219
Consumer loans other	65	0.02	0	0.00	372	0.10	355,370
Equipment lease financing	0	0.00	0	0.00	0	0.00	13,040
Total	$17,434	1.06%	$1,546	0.09%	$5,164	0.31%	$1,639,804

(in thousands)	Nonaccrual loans	As a % of Loan Balances by Category	Restructured Loans	As a % of Loan Balances by Category	Accruing Loans Past Due 90 Days or More	As a % of Loan Balances by Category	Loan Portfolio Balances
December 31, 2002
Commercial construction	$891	1.33%	$0	0.00%	$0	0.00%	$66,797
Commercial secured by real estate	11,467	2.25	276	0.05	591	0.12	509,856
Commercial other	2,167	0.77	0	0.00	344	0.12	280,492
Consumer real estate construction	0	0.00	0	0.00	0	0.00	23,311
Consumer real estate secured	5,040	1.34	0	0.00	1,143	0.30	377,109
Consumer loans other	84	0.02	0	0.00	736	0.20	366,493
Equipment lease financing	0	0.00	0	0.00	0	0.00	10,549
Total	$19,649	1.20%	$276	0.02%	$2,814	0.17%	$1,634,607

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

Securities

The Corporation uses its securities held-to-maturity for production of income and to manage cash flow needs through expected maturities. The Corporation uses its securities available-for-sale for income and balance sheet liquidity management. The fair value of securities available-for-sale decreased from $527.3 million as of December 31, 2002 to $466.2 million at June 30, 2003. Securities held-to-maturity increased from $51.2 million to $112.9 million during the same period. Total securities as a percentage of total assets were 23.3% as of December 31, 2002 and 23.1% as of June 30, 2003.

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

The Corporation owns $466.2 million of securities valued at estimated fair value that are designated as available-for-sale and available to meet liquidity needs on a continuing basis. The Corporation also relies on Federal Home Loan Bank advances for both liquidity and management of its asset/liability position. Federal Home Loan Bank advances decreased from $5.6 million at December 31, 2002 to $4.2 million at June 30, 2003.

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

During the first half of 2003, the Corporation continued its stock repurchase program, acquiring 194,767 shares of the Corporation's stock. The Corporation's stock repurchase program began in December 1998 with the authorization to acquire up to 500,000 shares and was increased by an additional 1,000,000 shares in July 2000. The Corporation issued a press release on May 13, 2003 announcing its intention to repurchase up to 1,000,000 additional shares. The Corporation's stock repurchase program continues to be accretive to shareholder value. As of June 30, 2003, a total of 1,542,546 shares have been repurchased through this program.

In conjunction with maintaining a satisfactory level of liquidity, management monitors the degree of interest rate risk assumed on the consolidated balance sheet. The Corporation monitors its interest rate risk by use of the static gap model and dynamic gap model at the one-year interval. The Corporation uses the Sendero system to monitor its interest rate risk. The static gap model monitors the difference in interest rate sensitive assets and interest rate sensitive liabilities as a percentage of total assets that mature within the specified time frame. The dynamic gap model goes further in that it assumes that interest rate sensitive assets and liabilities will be reinvested. The Corporation desires an interest sensitivity gap of not more than fifteen percent of total assets at the one-year interval.

The Corporation's principal source of funds used to pay dividends to shareholders and service long-term debt is the dividends it receives from the subsidiary bank. Various federal statutory provisions, in addition to regulatory policies and directives, limit the amount of dividends that subsidiary banks can pay without prior regulatory approval. These restrictions have had no major impact on the Corporation's dividend policy or its ability to service long-term debt, nor is it anticipated that they would have any major impact in the foreseeable future. During the remainder of 2003, approximately $16.2 million plus any remaining 2003 net profits can be paid by the Corporation's banking subsidiary without prior regulatory approval.

The primary source of capital for the Corporation is retained earnings. The Corporation paid cash dividends of $0.42 per share during the first six months of 2003 and $0.38 per share the first six months of 2002. Basic earnings per share for the same periods were $1.14 and $1.01, respectively. The Corporation retained 63% of earnings for the first six months of 2003.

Under guidelines issued by banking regulators, the Corporation and its subsidiary bank are required to maintain a minimum Tier 1 risk-based capital ratio of 4% and a minimum total risk-based ratio of 8%. Risk-based capital ratios weight the relative risk factors of all assets and consider the risk associated with off-balance sheet items. The Corporation must also maintain a minimum Tier 1 leverage ratio of 4%. The Corporation's Tier 1 leverage, Tier 1 risk-based, and total risk-based ratios were 8.35%, 11.06%, and 12.31%, respectively as of June 30, 2003.

As of June 30, 2003, management is not aware of any current recommendations by banking regulatory authorities which, if they were to be implemented, would have, or would be reasonably likely to have, a material adverse impact on the Corporation's liquidity, capital resources, or operations.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest rate risk management focuses on maintaining consistent growth in net interest income within Board-approved policy limits. The Corporation uses an earnings simulation model to analyze net interest income sensitivity to movements in interest rates. Given a 200 basis point increase to the yield curve used in the simulation model, it is estimated net interest income for the Corporation would increase by 5.71 percent over one year and increase by 2.43 percent over two years. A 25 basis point decrease in the yield curve would decrease net interest income by an estimated 0.84 percent over one year and by 0.39 percent over two years. For further discussion of the Corporation's market risk, see the Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Market Risk included in the Annual Report on Form 10-K for the year ended December 31, 2002.

Item 4. Controls and Procedures

As of the end of the period covered by this report, the Corporation performed an evaluation, under the supervision and with the participation of the Corporation's management, including the Corporation's Principal Executive Officer and Principal Financial Officer, of the effectiveness and the design and operation of the Corporation's disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934. Based upon that evaluation, the Principal Executive Officer and the Principal Financial Officer concluded that the Corporation's disclosure controls and procedures are effective in timely alerting them to material information relating to the Corporation required to be included in the Corporation's periodic SEC filings. Since the date of the Corporation's most recent evaluation, there were no significant changes in the Corporation's internal controls or in other factors that could significantly affect these controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

Disclosure controls and procedures are corporate controls and other procedures that are designed to ensure that information required to be disclosed by the Corporation in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	None

Item 2.	Changes in Securities	None

Item 3.	Defaults Upon Senior Securities	None

Item 4.	Submission of Matters to a Vote of Security Holders

The Corporation's Annual Meeting of Shareholders was held on April 29, 2003. The following items were approved:

1) Election of the following members to the Corporation's Board of Directors for the ensuing year.

Nominee	In Favor	Withheld	Abstained
Charles J. Baird	10,214,660	773,913	3,505
Burlin Coleman	10,963,566	25,006	3,505
Nick A. Cooley	10,928,203	60,369	3,505
William A. Graham, Jr.	10,943,312	45,260	3,505
Jean R. Hale	10,230,338	758,234	3,505
M. Lynn Parrish	10,946,251	42,321	3,505
Ernest M. Rogers	10,945,716	42,856	3,505

2) Ratification of Deloitte & Touche, LLP as the Corporation's independent certified public accountants for 2003.

The votes of the shareholders on this item were as follows:

In Favor	Withheld	Abstained
10,914,687	69,821	34,345

Item 5.	Other Information:

The Corporation's principal executive officer and principal financial officer have furnished to the SEC the certifications with respect to this Form 10-Q that are required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002

Item 6.	a. Exhibits:
	(1) Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Exhibit 31.1 Exhibit 31.2
	(2) Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Exhibit 32.1 Exhibit 32.2
b. Reports on Form 8-K:
(1) On April 16, 2003, the Corporation issued a Form 8-K with respect to the issuance of its March 31, 2003 earnings release
(2) On April 29, 2003, the Corporation issued a Form 8-K, pursuant to Regulation FD, with respect to a slide presentation made at the annual shareholders' meeting
(3) On May 13, 2003, the Corporation issued a Form 8-K with respect to the issuance of a press release announcing an increase in its stock repurchase program

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Corporation has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMUNITY TRUST BANCORP, INC.

By:

Date: August 14, 2003	/s/ Jean R. Hale
Jean R. Hale
Vice Chairman, President, and
Chief Executive Officer

/s/ Kevin J. Stumbo
Kevin J. Stumbo
Executive Vice President/Controller