Form 10-Q
period 2003-09-30
COMMUNITY TRUST BANCORP INC /KY/
filed 2003-11-14
CIK 350852

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes ✓	No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common stock - 12,224,343 shares outstanding at October 31, 2003

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

Condensed Consolidated Balance Sheets
(dollars in thousands)	September 30 2003	December 31 2002
	(unaudited)
Assets:
Cash and due from banks	$72,698	$92,955
Federal funds sold	980	49,251
Securities available-for-sale at fair value
(amortized cost of $513,086 and $515,931, respectively)	518,690	527,339
Securities held-to-maturity at amortized cost
(fair value of $90,222 and $52,673, respectively)	90,846	51,243
Loans held for sale	3,973	2,279

Loans	1,682,346	1,634,607
Allowance for loan losses	(23,816)	(23,271)
Net loans	1,658,530	1,611,336

Premises and equipment, net	49,632	50,767
Goodwill	60,122	60,122
Core deposit intangible (net of accumulated amortization of $2,987 and $2,552, respectively)	3,974	4,409
Other assets	40,895	38,210
Total assets	$2,500,340	$2,487,911

Liabilities and shareholders' equity:
Deposits
Noninterest bearing	$343,917	$343,565
Interest bearing	1,763,702	1,784,151
Total deposits	2,107,619	2,127,716

Federal funds purchased and other short-term borrowings	93,387	68,431
Advances from Federal Home Loan Bank	3,632	5,617
Trust preferred securities	59,500	59,500
Long-term debt	2	1,104
Other liabilities	20,899	16,124
Total liabilities	2,285,039	2,278,492

Shareholders' equity:
Preferred stock, 300,000 shares authorized and unissued
Common stock, $5 par value, shares authorized 25,000,000;
shares outstanding 2003 - 12,217,156; 2002 - 12,348,177	61,086	61,741
Capital surplus	70,665	73,723
Retained earnings	79,908	66,540
Accumulated other comprehensive income, net of tax	3,642	7,415
Total shareholders' equity	215,301	209,419

Total liabilities and shareholders' equity	$2,500,340	$2,487,911

Condensed Consolidated Statements of Income

(unaudited)
	Three months ended		Nine months ended
	September 30		September 30
(in thousands except per share data)	2003	2002	2003	2002

Interest income:
Interest and fees on loans, including loans held for sale	$26,792	$29,805	$81,867	$92,267
Interest and dividends on securities
Taxable	3,910	5,139	12,615	16,218
Tax exempt	540	672	1,642	2,057
Other, including interest on federal funds sold	178	308	651	1,247
Total interest income	31,420	35,924	96,775	111,789

Interest expense:
Interest on deposits	9,013	11,820	29,483	38,752
Interest on federal funds purchased and other short-term borrowings	241	328	774	1,128
Interest on advances from Federal Home Loan Bank	53	98	184	335
Interest on long-term debt and trust preferred securities	1,337	1,318	4,012	3,994
Total interest expense	10,644	13,564	34,453	44,209

Net interest income	20,776	22,360	62,322	67,580
Provision for loan losses	2,085	2,530	7,217	8,416
Net interest income after provision for loan losses	18,691	19,830	55,105	59,164

Noninterest income:
Service charges on deposit accounts	4,483	3,631	12,645	9,306
Gains on sales of loans, net	1,613	1,016	4,729	2,347
Trust income	604	546	1,851	1,702
Securities gains, net	476	1,528	3,042	1,528
Other	2,917	1,966	5,957	4,840
Total noninterest income	10,093	8,687	28,224	19,723

Noninterest expense:
Salaries and employee benefits	8,705	8,742	25,604	25,594
Occupancy, net	1,421	1,400	4,368	4,192
Equipment	956	917	2,723	2,657
Data processing	948	939	2,900	2,957
Legal and professional fees	989	803	2,857	2,125
Taxes other than payroll, property, and income	726	614	2,063	1,837
Stationery, printing, and office supplies	316	318	1,048	1,147
FDIC insurance	82	89	250	289
Other	3,968	2,961	10,673	8,692
Total noninterest expense	18,111	16,783	52,486	49,490

Income before income taxes	10,673	11,734	30,843	29,397
Income taxes	3,392	3,801	9,505	8,765
Net income	7,281	7,933	21,338	20,632

Other comprehensive income, net of tax:
Unrealized holding gains (losses) arising during period	(2,682)	2,070	(3,773)	5,804
Comprehensive income	$4,599	$10,003	$17,565	$26,436

Basic earnings per share	$0.60	$0.64	$1.74	$1.65
Diluted earnings per share	$0.59	$0.63	$1.72	$1.63

Average shares outstanding	12,207	12,452	12,255	12,517

Condensed Consolidated Statements of Cash Flows

(unaudited)
	Nine months ended
	September 30
(in thousands)	2003	2002

Cash flows from operating activities:
Net income	$21,338	$20,632
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,324	3,307
Change in net deferred tax asset, net	(631)	22
Provision for loan and other real estate losses	7,338	8,475
Securities gains, net	(3,042)	(1,528)
Gains on sale of mortgage loans held for sale	(4,729)	(2,347)
Gains (losses) on sale of assets, net	68	(21)
Proceeds from sale of mortgage loans held for sale	171,993	82,765
Amortization of securities premiums, net	1,083	164
Change in loans held for sale, net	(1,694)	(10,188)
Changes in:
Other liabilities	6,806	563
Other assets	(1,116)	(505)
Net cash provided by operating activities	200,738	101,339

Cash flows from investing activities:
Securities available-for-sale:
Proceeds from sales	89,426	74,960
Proceeds from prepayments and maturities	124,538	76,784
Purchase of securities	(209,087)	(249,515)
Securities held-to-maturity:
Proceeds from prepayments and maturities	41,385	28,730
Purchase of securities	(81,061)	(540)
Change in loans, net	(225,336)	(11,587)
Purchase of premises, equipment, and other real estate	(1,759)	(2,325)
Proceeds from sale of premises and equipment	8	0
Proceeds from sale of other real estate	2,531	3,705
Assets acquired net of cash	0	(577)
Net cash used in investing activities	(259,355)	(80,365)

Cash flows from financing activities:
Change in deposits, net	(20,097)	(82,411)
Change in federal funds purchased and other short-term borrowings, net	23,928	(25,859)
Payments on advances from Federal Home Loan Bank	(1,985)	(2,997)
Payments on long-term debt	(74)	12,683
Issuance of common stock	1,375	1,217
Purchase of common stock	(5,089)	(6,113)
Dividends paid	(7,969)	(7,159)
Net cash provided by (used in) financing activities	(9,911)	(110,639)
Net increase (decrease) in cash and cash equivalents	(68,528)	(89,665)
Cash and cash equivalents at beginning of year	142,206	209,796
Cash and cash equivalents at end of period	$73,678	$120,131

Notes to Condensed Consolidated Financial Statements

Note 1 - Summary of Significant Accounting Policies

In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments (which consist of normal recurring accruals) necessary, to present fairly the condensed consolidated financial position as of September 30, 2003, the results of operations for the three and nine months ended September 30, 2003 and 2002, and the statements of cash flows for the nine months ended September 30, 2003 and 2002. In accordance with accounting principles generally accepted in the United States of America for interim financial information, these statements do not include certain information and footnote disclosures required by accounting principles generally accepted in the United States of America for complete annual financial statements. Financial information as of December 31, 2002 has been derived from the audited consolidated financial statements of Community Trust Bancorp, Inc. (the "Corporation"). The results of operations for the three and nine months ended September 30, 2003 and 2002 and the statements of cash flows for the nine months ended September 30, 2003 and 2002 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2002, included in the Corporation's Annual Report on Form 10-K.

Principles of Consolidation - The unaudited condensed consolidated financial statements include the accounts of the Corporation and its separate and distinct, wholly owned subsidiaries Community Trust Bank, Inc. (the "Bank"); Community Trust and Investment Company; CTBI Preferred Capital Trust; and CTBI Preferred Capital Trust II. All significant intercompany transactions have been eliminated in consolidation.

In December 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 148, Accounting for Stock-Based Compensation--Transition and Disclosure. This statement amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require disclosures in both annual and interim financial statements regarding the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for fiscal years ending after December 15, 2002. Adoption of SFAS No. 148 did not have a material impact on the Corporation's consolidated financial statements. As permitted by SFAS No. 148, the Corporation will continue to apply the provisions of APB Opinion No. 25, Accounting for Stock-Based Compensation, for all employee stock option grants and has elected to disclose pro forma net income and earnings per share amounts as if the fair-value based method had been applied in measuring compensation costs.

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

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain embedded derivatives, and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement amends SFAS No. 133 to reflect the decisions made as part of the Derivatives Implementation Group (DIG) and in other FASB projects or deliberations. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. SFAS No. 149 was adopted by the Corporation on July 1, 2003. The Corporation has not entered into any contracts or hedging relationships; therefore, adoption of SFAS No. 149 had no effect on the Corporation's consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." This Statement establishes standards for how an entity classifies and measures certain financial instruments with characteristics of both liabilities and equity. This Statement requires that an issuer classify a financial instrument that is within its scope as a liability. Many of those instruments were previously classified as equity or in some cases presented between the liabilities section and the equity section of the statement of financial position. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Corporation adopted the provisions of SFAS No. 150 on June 1, 2003. The adoption of SFAS No. 150 had no material effect on the Corporation's consolidated financial statements.

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

The amortized cost and fair value of securities available-for-sale as of September 30, 2003 are summarized as follows:

(in thousands)	Amortized Cost	Fair Value
U.S. Treasury and government agencies	$34,333	$34,535
State and political subdivisions	190,167	192,767
U.S. agency mortgage-backed pass through certificates	192,896	195,349
Collateralized mortgage obligations	4,435	4,642
Other debt securities	15,296	15,399
Total debt securities	437,127	442,692
Marketable equity securities	75,959	75,998
Total available-for-sale securities	$513,086	$518,690

The amortized cost and fair value of securities held-to-maturity as of September 30, 2003 are summarized as follows:

(in thousands)	Amortized Cost	Fair Value
U.S. Treasury and government agencies	$9,500	$9,774
State and political subdivisions	4,443	4,636
U.S. agency mortgage-backed pass through certificates	76,903	75,812
Total held-to-maturity securities	$90,846	$90,222

The amortized cost and fair value of securities available-for-sale as of December 31, 2002 are summarized as follows:

(in thousands)	Amortized Cost	Fair Value
U.S. Treasury and government agencies	$88,467	$90,288
State and political subdivisions	186,984	189,346
U.S. agency mortgage-backed pass through certificates	154,916	162,325
Collateralized mortgage obligations	7,685	8,012
Other debt securities	18,811	18,312
Total debt securities	456,863	468,283
Marketable equity securities	59,068	59,056
Total available-for-sale securities	$515,931	$527,339

The amortized cost and fair value of securities held-to-maturity as of December 31, 2002 are summarized as follows:

(in thousands)	Amortized Cost	Fair Value
U.S. Treasury and government agencies	$37,318	$38,370
State and political subdivisions	13,925	14,303
Total held-to-maturity securities	$51,243	$52,673

Note 3 - Loans

Major classifications of loans are summarized as follows:

(in thousands)	September 30 2003	December 31 2002
Commercial construction	$67,772	$66,797
Commercial secured by real estate	558,082	509,856
Commercial other	260,353	280,492
Real estate construction	30,143	23,311
Real estate mortgage	388,815	377,109
Consumer	362,690	366,493
Equipment lease financing	14,491	10,549
Total loans	$1,682,346	$1,634,607

Note 4 - Borrowings

Short-term debt consists of the following:

(in thousands)	September 30 2003	December 31 2002
Subsidiaries:
Federal funds purchased	$27,915	$17,080
Securities sold under agreements to repurchase	64,444	51,351
Capital lease obligations, interest at lender's prime rate, payable in quarterly principal and interest installments of $53 thousand, adjusted for prime rate changes through September 2004, secured by real property. The Bank has a purchase option in September 2004 for $921 thousand or a renewal option for five years.	1,028	0
Total short-term debt	$93,387	$68,431

On April 29, 2003, the Corporation entered into a revolving note agreement for a line of credit in the amount of $12 million, all of which is currently available to meet any future cash needs. The agreement will mature on April 28, 2004.

All federal funds purchased and the majority of securities sold under agreements to repurchase reprice daily. The average rates paid for federal funds purchased and repurchase agreements on September 30, 2003 were 1.05% and 1.13%, respectively.

Long-term debt consists of the following:

(in thousands)	September 30 2003	December 31 2002
Subsidiaries:
Capital lease obligations	$0	$1,102
Other	2	2
Total long-term debt	$2	$1,104

Note 5 - Company-Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trusts Holding Solely the Junior Subordinated Debentures of the Corporation

The following table is a summary of the obligated trust preferred securities as of September 30, 2003.

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

As required under the provisions of SFAS 148, the following table discloses the pro forma net income and pro forma basic and diluted earnings per share had the fair value method been applied to all stock awards for the three and nine months ended September 30, 2003 and 2002.

		Three Months Ended September 30		Nine Months Ended September 30
(in thousands except per share amounts)		2003	2002	2003	2002
Net income as reported		$7,281	$7,933	$21,338	$20,632
Stock-based compensation expense		0	0	(523)	(292)
Tax effect		0	0	183	102
Net income pro forma		$7,281	$7,933	$20,998	$20,442

Basic earnings per share	As reported	$0.60	$0.64	$1.74	$1.65
	Pro forma	0.60	0.64	1.71	1.63

Diluted earnings per share	As reported	$0.59	$0.63	$1.72	$1.63
	Pro forma	0.59	0.63	1.69	1.62

Note 7 - Subsequent Events

On October 29, 2003, the Corporation announced the declaration of a 10% stock dividend to shareholders of record on December 1, 2003. The dividend will be distributed on December 15, 2003. The following table shows the impact on earnings per share and average shares outstanding for the three and nine months ended September 30, 2002 and September 30, 2003 as adjusted for this stock dividend.

(in thousands except per share data)	Three Months Ended September 30		Nine Months Ended September 30
	2003	2002	2003	2002
Basic earnings per share	$0.55	$0.58	$1.58	$1.50
Diluted earnings per share	$0.53	$0.57	$1.56	$1.49
Average shares outstanding	13,428	13,698	13,481	13,769

Item 2. Management's Discussion and Analysis of Financial Condition

and Results of Operations

Overview

Community Trust Bancorp, Inc. (the "Corporation") is a bank holding company headquartered in Pikeville, Kentucky. At September 30, 2003, the Corporation owned one commercial bank and one trust company. Through its subsidiaries, the Corporation has seventy-four banking locations in eastern, northeast, central, and south central Kentucky and southern West Virginia. The banking locations are segmented into eighteen markets within four regions. The Corporation had total assets of $2.5 billion and total shareholders' equity of $215.3 million as of September 30, 2003. The Corporation's common stock is listed on NASDAQ under the symbol CTBI. Current market participants are FTN Midwest Research Securities Corp., Cleveland, Ohio; Goldman, Sachs & Co., New York, New York; Howe Barnes Investments, Inc., Chicago, Illinois; J.J.B. Hilliard, W.L. Lyons, Inc., Louisville, Kentucky; Keefe, Bruyette & Woods, Inc., New York, New York; Merrill Lynch, Pierce, Fenner & Smith Incorporated, New York, New York; Morgan Stanley & Co., Incorporated, New York, New York; and Sandler O'Neill & Partners, New York, New York.

On October 31, 2003, the Corporation was pleased to announce the addition of James R. Ramsey to its Board of Directors. Dr. Ramsey is currently the president of the University of Louisville and serves as Professor of Economics and Public Administration in the College of Business and Public Administration. He received his Ph.D. in economics from the University of Kentucky and his undergraduate degree from Western Kentucky University.

Critical Accounting Policies and Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires the appropriate application of certain accounting policies, many of which require the Corporation to make estimates and assumptions about future events and their impact on amounts reported in our consolidated financial statements and related notes. Since future events and their impact cannot be determined with certainty, the actual results will inevitably differ from our estimates. Such differences could be material to the consolidated financial statements.

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

Dividends

The following schedule shows the quarterly cash dividends paid for the past six quarters:

Pay Date	Record Date	Amount Per Share
October 1, 2003	September 15, 2003	$0.23
July 1, 2003	June 15, 2003	$0.21
April 1, 2003	March 15, 2003	$0.21
January 1, 2003	December 15, 2002	$0.21
October 1, 2002	September 15, 2002	$0.19
July 1, 2002	June 15, 2002	$0.19

On October 29, 2003, the Corporation announced the declaration of a 10% stock dividend to shareholders of record on December 1, 2003. The dividend will be distributed on December 15, 2003. This dividend is in addition to the quarterly cash dividend of $0.23 per share that will be paid on January 1, 2004, to shareholders of record on December 15, 2003. This represents an increase of 10% in the quarterly cash dividend after adjusting for the stock dividend.

Income Statement Review

The Corporation's net income for the three months ended September 30, 2003 was $7.3 million or $0.60 basic earnings per share compared to $7.1 million or $0.58 per share earned during the second quarter of 2003 and $7.9 million or $0.64 per share earned during the third quarter of 2002. Third quarter 2002 earnings of $0.64 per share included $0.08 per share due to gains on sale of securities compared to $0.03 per share for the third quarter 2003. Earnings for the nine months ended September 30, 2003 were $21.3 million or $1.74 per share, a 5.5% increase from the $20.6 million or $1.65 per share earned during the first nine months of 2002.

The Corporation had average shares outstanding of 12.2 million and 12.5 million for the three months ended September 30, 2003 and 2002, respectively, and 12.3 million and 12.5 million for the nine months ended September 30, 2003 and 2002, respectively. The following table sets forth on an annualized basis the return on average assets and return on average shareholders' equity for the three and nine-month periods ended September 30, 2003 and 2002:

	Three months ended		Nine months ended
	September 30		September 30
	2003	2002	2003	2002
Return on average shareholders' equity	13.45%	15.32%	13.37%	13.74%
Return on average assets	1.15%	1.30%	1.15%	1.12%

Net Interest Income

Our net interest margin of 3.62% for the quarter ended September 30, 2003 is a 13 basis point decrease from the 3.75% for the quarter ended June 30, 2003 and a 44 basis point decrease from the 4.06% for the quarter ended September 30, 2002. After the June 25, 2003 reduction in interest rates by the Federal Reserve, the Corporation's loans repriced more quickly than its deposits, resulting in pressure on the net interest margin during the third quarter of 2003. Management expects some improvement in its net interest margin during the fourth quarter of 2003 as deposits continue to reprice. Interest income decreased $4.5 million or 12.5% for the quarter ending September 30, 2003, and $15.0 million or 13.4% for the nine months ended September 30, 2003 as compared to the same periods in 2002. Interest expense decreased $2.9 million or 21.5% for the quarter ending September 30, 2003, and $9.8 million or 22.1% for the nine months ended September 30, 2003 as compared to the same periods in 2002.

The following table summarizes the annualized net interest spread and net interest margin for the three and nine months ended September 30, 2003 and 2002.

	Three months ended		Nine months ended
	September 30		September 30
	2003	2002	2003	2002
Yield on interest earning assets	5.45%	6.47%	5.72%	6.67%
Cost of interest bearing funds	2.18%	2.84%	2.39%	3.04%

Net interest spread	3.27%	3.63%	3.33%	3.63%

Net interest margin	3.62%	4.06%	3.71%	4.06%

Provision for Loan Losses

The analysis of the changes in the allowance for loan losses and selected ratios is set forth below:

	Nine months ended
	September 30
(in thousands)	2003	2002

Allowance balance at January 1	$23,271	$23,648
Additions to allowance charged against operations	7,217	8,416
Recoveries credited to allowance	2,785	2,875
Losses charged against allowance	(9,457)	(11,245)
Allowance balance at September 30	$23,816	$23,694

Allowance for loan losses to period-end loans	1.42%	1.46%
Average loans, net of unearned income	$1,641,067	$1,668,194
Provision for loan losses to average loans, annualized	0.59%	0.67%
Loan charge-offs net of recoveries, to average loans, annualized	0.54%	0.67%

Net charge-offs for the nine months ended September 30, 2003 were $6.7 million, an annualized rate of 0.54% of average loans, compared to the $8.4 million or 0.67% of average loans for the same period in 2002.

Noninterest Income

Noninterest income increased 16.2% for the quarter ended September 30, 2003 to $10.1 million from the $8.7 million earned during the same period in 2002. The change in noninterest income from prior year is primarily the result of increased gains on sales of residential real estate loans due to increased refinancing activity, increased deposit service charge revenue due to the Overdraft Honor Program implemented in September 2002 and an increase in our overdraft fee effective June 2003, and increased other noninterest income consisting primarily of sold loan servicing fee income. These increases were offset by decreased securities gains. This resulted in a positive after-tax impact on quarter and year-to-date 2003 earnings of $0.9 million or $0.07 per share and $5.5 million or $0.45 per share, respectively. Gains on the sale of securities contributed $0.3 million or $0.03 per share to earnings for the third quarter 2003 and $2.0 million or $0.16 per share year-to-date compared to $1.0 million or $0.08 per share for the same periods in 2002. Gains on sales of loans increased for the third quarter and year-to-date 2003 contributing $1.0 million or $0.09 per share and $3.1 million or $0.25 per share, respectively, to net income, compared to $0.7 million or $0.06 per share and $1.5 million or $0.12 per share for the same periods in 2002. The increase in sold loan servicing fee income is due to the recapture of $0.7 million pre-tax from our valuation reserve because of the improvement in the fair market value of our capitalized mortgage servicing rights. The impact to earnings per share for the quarter ended September 30, 2003 was $0.04 per share.

Noninterest Expense

Noninterest expense increased 7.9% from the $16.8 million for the third quarter 2002 to $18.1 million for the third quarter 2003. The increase in noninterest expense from prior year was primarily attributable to increases in professional fees, operating losses, and other noninterest expense.

Balance Sheet Review

The Corporation continues to meet the challenges of operating in an unpredictable economic environment with the accompanying uncertainties that restrain growth in its banking operations. Total assets remained relatively flat at $2.5 billion on September 30, 2003 compared to December 31, 2002. The Corporation's largest liability, deposits, remained relatively flat to December 31, 2002 as well at $2.1 billion on September 30, 2003. Noninterest bearing deposits remained flat and interest-bearing deposits decreased 1.1%. The Corporation continues to have a high level of liquidity since investment opportunities are limited with interest rates at 45-year lows.

Loans

The Corporation experienced an increase of $47.7 million in loans outstanding during the first nine months of 2003 as growth has occurred in both the commercial and residential loan portfolios from December 31, 2002.

Nonperforming loans decreased 12.6% from prior year, but increased 9.7% from December 31, 2002. Nonperforming loans on September 30, 2003 were $24.9 million compared to $22.7 million at December 31, 2002 and $28.5 million at September 30, 2002. Specific reserves are established for all large loans where management believes a loss may occur; therefore, no significant losses are anticipated except for those loans with specific reserve allocations.

Foreclosed properties on September 30, 2003 were $3.7 million, an increase from the $2.8 million at December 31, 2002. Foreclosed properties consist primarily of 1-4 family residential real estate.

The allowance for loan losses as a percentage of total loans outstanding as of September 30, 2003 remained flat to December 31, 2002 at 1.42%. The allowance for loan losses as a percentage of nonperforming loans was 95.5% at September 30, 2003 and 102.3% at December 31, 2002.

The following tables summarize the Corporation's nonperforming loans as of September 30, 2003 and December 31, 2002.

(in thousands)	Nonaccrual loans	As a % of Loan Balances by Category	Restructured Loans	As a % of Loan Balances by Category	Accruing Loans Past Due 90 Days or More	As a % of Loan Balances by Category	Loan Portfolio Balances
September 30, 2003
Commercial construction	$629	0.93%	$0	0.00%	$0	0.00%	$67,772
Commercial secured by real estate	8,256	1.48	364	0.07	1,490	0.27	558,082
Commercial other	3,926	1.51	1,142	0.44	2,490	0.96	260,353
Consumer real estate construction	0	0.00	0	0.00	152	0.50	30,143
Consumer real estate secured	4,123	1.06	0	0.00	1,953	0.50	388,815
Consumer loans other	39	0.01	0	0.00	383	0.11	362,690
Equipment lease financing	0	0.00	0	0.00	0	0.00	14,491
Total	$16,973	1.01%	$1,506	0.09%	$6,468	0.38%	$1,682,346

(in thousands)	Nonaccrual loans	As a % of Loan Balances by Category	Restructured Loans	As a % of Loan Balances by Category	Accruing Loans Past Due 90 Days or More	As a % of Loan Balances by Category	Loan Portfolio Balances
December 31, 2002
Commercial construction	$891	1.33%	$0	0.00%	$0	0.00%	$66,797
Commercial secured by real estate	11,467	2.25	276	0.05	591	0.12	509,856
Commercial other	2,167	0.77	0	0.00	344	0.12	280,492
Consumer real estate construction	0	0.00	0	0.00	0	0.00	23,311
Consumer real estate secured	5,040	1.34	0	0.00	1,143	0.30	377,109
Consumer loans other	84	0.02	0	0.00	736	0.20	366,493
Equipment lease financing	0	0.00	0	0.00	0	0.00	10,549
Total	$19,649	1.20%	$276	0.02%	$2,814	0.17%	$1,634,607

Accruing loans past due 90 days or more increased $3.7 million from December 31, 2002 to September 30, 2003. Management routinely reviews these loans to determine that they are all well secured and/or government guaranteed and are in the legal process of collection and/or foreclosure before continuing to accrue income.

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

Securities

The Corporation uses its securities held-to-maturity for production of income and to manage cash flow needs through expected maturities. The Corporation uses its securities available-for-sale for income and balance sheet liquidity management. Securities available-for-sale reported at fair value decreased from $527.3 million as of December 31, 2002 to $518.7 million at September 30, 2003; the excess of market over cost decreased from $11.4 million to $5.6 million. Securities held-to-maturity increased from $51.2 million to $90.8 million during the same period. Total securities as a percentage of total assets were 23.3% as of December 31, 2002 and 24.4% as of September 30, 2003.

Liquidity and Capital Resources

The Corporation's liquidity objectives are to ensure that funds are available for the subsidiary bank to meet deposit withdrawals and credit demands without unduly penalizing profitability, and to ensure that funding is available for the Corporation to meet ongoing cash needs while maximizing profitability. The Corporation continues to identify ways to provide for liquidity on both a current and long-term basis. The subsidiary bank relies mainly on core deposits, certificates of deposits of $100,000 or more, repayment of principal and interest on loans and securities and federal funds sold and purchased to create long-term liquidity. The subsidiary bank also has available the sale of securities under repurchase agreements, securities available-for-sale, and Federal Home Loan Bank borrowings as secondary sources of liquidity.

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

The Corporation owns $518.7 million of securities valued at estimated fair value that are designated as available-for-sale and available to meet liquidity needs on a continuing basis. The Corporation also has available Federal Home Loan Bank advances for both liquidity and management of its asset/liability position. Federal Home Loan Bank advances decreased from $5.6 million at December 31, 2002 to $3.6 million at September 30, 2003. Long-term debt decreased by $1.1 million from September 30, 2002 to September 30, 2003. On September 30, 2003, a long-term capital lease was reclassified to a short-term obligation as it is the Corporation's intention to exercise its purchase option on September 30, 2004.

During the third quarter of 2003, the Corporation pre-funded investment maturities by investing $65 million in available-for-sale securities to take advantage of the increase in the yield curve during that time. This pre-funding made the Corporation a net purchaser of federal funds at quarter-end. The Corporation put Municipal ARC securities totaling $30 million during the first week of October 2003 to eliminate its net federal funds purchased position.

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

During the first nine months of 2003, the Corporation continued its stock repurchase program, acquiring 194,767 shares of the Corporation's stock. The Corporation's stock repurchase program began in December 1998 with the authorization to acquire up to 500,000 shares and was increased by an additional 1,000,000 shares in July 2000. The Corporation issued a press release on May 13, 2003 announcing its intention to repurchase up to 1,000,000 additional shares. The Corporation's stock repurchase program continues to be accretive to shareholder value. As of September 30, 2003, a total of 1,542,546 shares have been repurchased through this program.

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

The Corporation's principal source of funds used to pay dividends to shareholders and service long-term debt is the dividends it receives from the subsidiary bank. Various federal statutory provisions, in addition to regulatory policies and directives, limit the amount of dividends that subsidiary banks can pay without prior regulatory approval. These restrictions have had no major impact on the Corporation's dividend policy or its ability to service long-term debt, nor is it anticipated that they would have any major impact in the foreseeable future. During the remainder of 2003, approximately $20.3 million plus any remaining 2003 net profits can be paid by the Corporation's banking subsidiary without prior regulatory approval.

The primary source of capital for the Corporation is retained earnings. The Corporation paid cash dividends of $0.65 per share during the first nine months of 2003 and $0.57 per share the first nine months of 2002. Basic earnings per share for the same periods were $1.74 and $1.65, respectively. The Corporation retained 63% of earnings for the first nine months of 2003.

Under guidelines issued by banking regulators, the Corporation and its subsidiary bank are required to maintain a minimum Tier 1 risk-based capital ratio of 4% and a minimum total risk-based ratio of 8%. Risk-based capital ratios weight the relative risk factors of all assets and consider the risk associated with off-balance sheet items. The Corporation must also maintain a minimum Tier 1 leverage ratio of 4%. The Corporation's Tier 1 leverage, Tier 1 risk-based, and total risk-based ratios were 8.46%, 11.17%, and 12.42%, respectively as of September 30, 2003.

As of September 30, 2003, management is not aware of any current recommendations by banking regulatory authorities which, if they were to be implemented, would have, or would be reasonably likely to have, a material adverse impact on the Corporation's liquidity, capital resources, or operations.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest rate risk management focuses on maintaining consistent growth in net interest income within Board-approved policy limits. The Corporation uses an earnings simulation model to analyze net interest income sensitivity to movements in interest rates. Given a 200 basis point increase to the yield curve used in the simulation model, it is estimated net interest income for the Corporation would increase by 6.62 percent over one year and increase by 6.94 percent over two years. A 25 basis point decrease in the yield curve would decrease net interest income by an estimated 0.92 percent over one year and by 0.75 percent over two years. For further discussion of the Corporation's market risk, see the Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Market Risk included in the Annual Report on Form 10-K for the year ended December 31, 2002.

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
b. Reports on Form 8-K:
(1) On July 16, 2003, the Corporation issued a Form 8-K with respect to the issuance of its June 30, 2003 earnings release

(2) On July 23, 2003, the Corporation issued a Form 8-K with respect to the issuance of a press release announcing an increase in its quarterly cash dividend, pursuant to Regulation FD, with respect to a slide presentation made at the annual shareholders' meeting

(3) On September 22, 2003, the Corporation issued a Form 8-K, pursuant to Regulation FD, with respect to a slide presentation being used in connection with analysts' meetings

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Corporation has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMUNITY TRUST BANCORP, INC.

By:

Date: November 14, 2003	/s/ Jean R. Hale
Jean R. Hale
Vice Chairman, President, and
Chief Executive Officer

/s/ Kevin J. Stumbo
Kevin J. Stumbo
Executive Vice President/Controller