Form 10-K
period 2003-12-31
COMMUNITY TRUST BANCORP INC /KY/
filed 2004-03-15
CIK 350852

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
For the fiscal year ended December 31, 2003
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

    Based upon the closing price of the Common Shares of the Registrant on the NASDAQ National Market, the aggregate market value of voting stock held by non-affiliates of the Registrant as of February 29, 2004 was $391,220,534. The number of shares outstanding of the Registrant’s Common Stock as of February 29, 2004 was 13,485,713. For the purpose of the foregoing calculation only, all directors and executive officers of the Registrant have been deemed affiliates.

DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the following documents are incorporated by reference into the Form 10-K part indicated:

Document	Form 10-K

(1) Proxy statement for the annual meeting of shareholders to be held April 27, 2004	Part III

PART I

Item 1. Business

    Community Trust Bancorp, Inc. (the "Corporation") is a bank holding company registered with the Board of Governors of the Federal Reserve System pursuant to Section 5(a) of the Bank Holding Company Act of 1956, as amended. The Corporation was incorporated August 12, 1980, under the laws of the Commonwealth of Kentucky for the purpose of becoming a bank holding company. At December 31, 2003, the Corporation owned all the capital stock of one commercial bank and one trust company, serving small and mid-sized communities in eastern, northeast, central, and south central Kentucky and southern West Virginia. The commercial bank is Community Trust Bank, Inc., Pikeville, Kentucky (the "Bank"). The trust company, Community Trust and Investment Company, Lexington, Kentucky (the "Trust Company"), has offices in Lexington, Pikeville, Ashland, Middlesboro, and Versailles, Kentucky. The Trust Company commenced business operations on January 1, 1994. At December 31, 2003, the Corporation had total consolidated assets of $2.5 billion and total consolidated deposits of $2.1 billion, making it the largest bank holding company headquartered in the Commonwealth of Kentucky.

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

    During the third quarter 2001, the Corporation acquired 75.28% of the outstanding shares of Citizens National Bank and Trust of Hazard, Kentucky ("Citizens"), independently valued at that time at $15.1 million, in lieu of a debt owed to the Corporation by a Citizens’ shareholder. On January 3, 2002, the Corporation acquired the remaining 24.72% of Citizens for $4.9 million. Citizens had total assets of $138.5 million and equity capital of $19.4 million as of December 31, 2001. On March 15, 2002, Citizens was merged into the Bank.

    Effective January 1, 2003, the Bank and the Trust Company converted their charters to state charters from national associations. The Bank remained a member of the Federal Reserve System following conversion. Following its conversion, the Trust Company changed its name from Trust Company of Kentucky, National Association to Community Trust and Investment Company in order to identify more closely the Trust Company with the Bank. While the conversions resulted in some reduction in expenses, they did not result in any changes in the management or operations of the Bank or the Trust Company.

    Through its subsidiaries, the Corporation engages in a wide range of commercial and personal banking and trust activities, which include accepting time and demand deposits; making secured and unsecured loans to corporations, individuals and others; providing cash management services to corporate and individual customers; issuing letters of credit; renting safe deposit boxes; and providing funds transfer services. The lending activities of the Bank include making commercial, construction, mortgage, and personal loans. Also available are lease-financing, lines of credit, revolving lines of credit, term loans, and other specialized loans including asset-based financing. The corporate subsidiaries act as trustees of personal trusts, as executors of estates, as trustees for employee benefit trusts, as registrars, transfer agents, and paying agents for bond and stock issues, as depositories for securities, and as providers of full service brokerage operations.

COMPETITION

    The Corporation’s subsidiaries face substantial competition for deposit, credit, and trust relationships, as well as other sources of funding in the communities they serve. Competing providers include state banks, national banks, thrifts, trust companies, insurance companies, mortgage banking operations, credit unions, finance companies, brokerage companies, and other financial and non-financial companies which may offer products functionally equivalent to those offered by the Corporation’s subsidiaries. Many of these providers offer services within and outside the market areas served by the Corporation’s subsidiaries. The Corporation’s subsidiaries strive to offer competitively priced products along with quality customer service to build customer relationships in the communities they serve.

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

    The Gramm-Leach-Bliley Act of 1999 (the "Gramm Act") has expanded the permissible activities of a bank holding company. The Gramm Act allows qualifying bank holding companies to elect to be treated as financial holding companies. A financial holding company may engage in activities that are financial in nature or are incidental or complementary to financial activities. The Gramm Act also eliminated restrictions imposed by the Glass-Steagall Financial Services Law, adopted in the 1930s, which prevented banking, insurance, and securities firms from fully entering each other’s business. This legislation has resulted in further consolidation in the financial services industry. In addition, removal of these restrictions has increased the number of entities providing banking services and thereby created additional competition.

    No material portion of the business of the Corporation is seasonal. The business of the Corporation is not dependent upon any one customer or a few customers, and the loss of any one or a few customers would not have a material adverse effect on the Corporation. See note 16 to the consolidated financial statements for additional information regarding concentrations of credit.

    The Corporation engages in no operations in foreign countries.

EMPLOYEES

   As of December 31, 2003, the Corporation and its subsidiaries had 901 full-time equivalent employees. Employees are provided with a variety of employee benefits. A retirement plan, an employee stock ownership plan, group life insurance, major medical insurance, a cafeteria plan, and annual management and employee incentive compensation plans are available to eligible personnel.

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

    The Bank is a state-chartered bank subject to state and federal banking laws and regulations and to periodic examination by the Kentucky Department of Financial Institutions and to the restrictions, including dividend restrictions, thereunder. The Bank is also a member of the Federal Reserve System and is subject to certain restrictions imposed by and to examination and supervision under the Federal Reserve Act. The Trust Company is also regulated by the Kentucky Department of Financial Institutions and the Federal Reserve.

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

    The Corporation’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports are available free of charge on the Corporation’s website at www.ctbi.com as soon as reasonably practicable after such materials are electronically filed with or furnished to the Securities and Exchange Commission. The Corporation’s Code of Business Conduct and Ethics is also available on the Corporation’s website. Copies of the Corporation’s annual report will be made available free of charge upon written request.

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

Consolidated Average Balance Sheets and Taxable Equivalent Income/Expense and Yields/Rates

	2003			2002			2001

(in thousands)	Average Balances	Interest	Average Rate	Average Balances	Interest	Average Rate	Average Balances	Interest	Average Rate

Earning assets:
Loans, net of unearned income (1)(2)(3)	$1,658,289	$108,827	6.56%	$1,660,912	$121,130	7.29%	$1,748,241	$150,669	8.62%
Loans held for sale (4)	5,456	460	8.43	5,696	771	13.54	1,651	775	46.94
Securities:
U.S. Treasury and agencies	284,980	12,378	4.34	324,375	17,238	5.31	236,493	13,642	5.77
Tax exempt state and political subdivisions (3)	50,419	3,408	6.76	57,049	4,160	7.29	60,545	4,423	7.31
Other securities	226,505	4,289	1.89	130,869	3,661	2.80	51,336	3,111	6.06
Federal funds sold	66,499	746	1.12	89,559	1,485	1.66	157,858	6,186	3.92
Interest bearing deposits	103	1	0.97	119	2	1.68	217	11	5.07

Total earning assets	2,292,251	$130,109	5.68%	2,268,579	$148,447	6.54%	2,256,341	$178,817	7.93%
Allowance for loan losses	(23,966)			(24,520)			(25,782)

	2,268,285			2,244,059			2,230,559
Nonearning assets:
Cash and due from banks	69,111			68,231			65,777
Premises and equipment, net	49,956			50,658			49,703
Other assets	104,934			104,521			98,656

Total assets	$2,492,286	$2,467,469	$2,444,695

Interest bearing liabilities:
Deposits:
Savings and demand deposits	$631,424	$6,309	1.00%	$631,055	$9,007	1.43%	$549,072	$13,343	2.43%
Time deposits	1,139,419	30,901	2.71	1,164,457	41,104	3.53	1,267,476	72,266	5.70
Federal funds purchased and securities sold under repurchase agreements	83,270	1,108	1.33	70,275	1,400	1.99	74,743	2,845	3.81
Other short-term borrowings	262	24	9.16	679	33	4.86	6,349	346	5.45
Advances from Federal Home Loan Bank	4,123	230	5.58	7,381	418	5.66	11,279	645	5.72
Long-term debt	60,304	5,323	8.83	60,379	5,331	8.83	47,991	4,272	8.90

Total interest bearing liabilities	1,918,802	$43,895	2.29%	1,934,226	$57,293	2.96%	1,956,910	$93,717	4.79%

Noninterest bearing liabilities:
Demand deposits	338,909			315,202			277,748
Other liabilities	19,489			15,479			22,138

Total liabilities	2,277,200			2,264,907			2,256,796

Shareholders’ equity	215,086			202,562			187,899

Total liabilities and shareholders’ equity	$2,492,286			$2,467,469			$2,444,695

Net interest income		$86,214			$91,154			$85,100

Net interest spread			3.39%			3.58%			3.14%

Benefit of interest free funding			0.37%			0.44%			0.63%

Net interest margin			3.76%			4.02%			3.77%

(1) Interest includes fees on loans of $3,267, $3,069, and $2,761 in 2003, 2002, and 2001, respectively.
(2) Loan balances include principal balances on nonaccrual loans.
(3) Tax exempt income on securities and loans is reported on a fully taxable equivalent basis using a 35% rate.
(4) Interest on loans held for sale includes fees of $241 and $552 in 2002 and 2001, respectively. Beginning in January 2003, fees related to loans held for sale are included in noninterest income.

Net Interest Differential

    The following table illustrates the approximate effect of volume and rate changes on net interest differentials between 2003 and 2002 and also between 2002 and 2001.
Total Change	Change Due to	Total Change	Change Due to

(in thousands)	2003/2002	Volume	Rate	2002/2001	Volume	Rate

Interest income
Loans	$(12,303)	$(192)	$(12,111)	$(29,539)	$(6,967)	$(22,572)
Loans held for sale	(311)	(34)	(277)	(4)	852	(856)
U.S. Treasury and federal agencies	(4,860)	(2,246)	(2,614)	3,596	4,740	(1,144)
Tax exempt state and political subdivisions	(752)	(505)	(247)	(264)	(248)	(16)
Other securities	628	2,076	(1,448)	551	2,893	(2,342)
Federal funds sold	(739)	(437)	(302)	(4,701)	(2,014)	(2,687)
Interest bearing deposits	(1)	0	(1)	(9)	(4)	(5)

Total interest income	(18,338)	(1,338)	(17,000)	(30,370)	(748)	(29,622)

Interest expense
Savings and demand deposits	(2,698)	5	(2,703)	(4,336)	1,774	(6,110)
Time deposits	(10,203)	(901)	(9,302)	(31,162)	(5,480)	(25,682)
Federal funds purchased and securities sold under repurchase agreements	(292)	228	(520)	(1,445)	(161)	(1,284)
Other short-term borrowings	(9)	(13)	4	(313)	(279)	(34)
Advances from Federal Home Loan Bank	(188)	(187)	(1)	(227)	(221)	(6)
Long-term debt	(8)	28	(36)	1,059	898	161

Total interest expense	(13,398)	(840)	(12,558)	(36,424)	(3,469)	(32,955)

Net interest income	$(4,940)	$(498)	$(4,442)	$6,054	$2,721	$3,333

    For purposes of the above table, changes which are due to both rate and volume are allocated based on a percentage basis, using the absolute values of rate and volume variance as a basis for percentages. Income is stated at a fully taxable equivalent basis, assuming a 35% tax rate.

Investment Portfolio

    The maturity distribution and weighted average interest rates of securities at December 31, 2003 are as follows:

	Estimated Maturity at December 31, 2003

	Within 1 Year		1-5 Years		5-10 Years		After 10 Years		Total Fair Value		Amortized Cost

(in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount

Available-for-sale
U.S. Treasury	$0	0.00%	$1,605	5.99%	$0	0.00%	$0	0.00%	$1,605	5.99%	$1,510
U.S. government agencies and corporations	38,844	2.39	101,990	5.29	75,615	4.04	0	0.00	216,449	4.33	212,891
State and municipal obligations	364	7.34	13,634	6.63	35,251	6.49	42,823	1.52	92,072	3.70	89,107
Other securities	12,441	4.38	21,684	4.65	0	0.00	77,604	2.19	111,729	2.89	110,896

Total	$51,649	2.90%	$138,913	5.33%	$110,866	4.82%	$120,427	1.95%	$421,855	3.82%	$414,404

	Estimated Maturity at December 31, 2003

	Within 1 Year		1-5 Years		5-10 Years		After 10 Years		Total Amortized Cost		Fair Value

(in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount

Held-to-maturity
U.S. government agencies and corporations	$4,000	6.00%	$74,771	3.72%	$5,000	6.37%	$0	0.00%	$83,771	3.99%	$83,158
State and municipal obligations	1,650	8.21	1,683	6.78	393	6.61	0	0.00	3,726	7.40	3,903

Total	$5,650	6.65%	$76,454	3.79%	$5,393	6.39%	$0	0.00%	$87,497	4.13%	$87,061

Total securities	$57,299	3.27%	$215,367	4.78%	$116,259	4.89%	$120,427	1.95%	$509,352	3.87%

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

    Excluding those holdings of the investment portfolio in U.S. Treasury securities and other agencies of the U.S. Government, there were no securities of any one issuer that exceeded 10% of the shareholders’ equity of the Corporation at December 31, 2003.

    The book values of securities available-for-sale and securities held-to-maturity as of December 31, 2003 and 2002 are presented in note 3 to the consolidated financial statements.

    The book value of securities at December 31, 2001 is presented below:

(in thousands)	Available-for-Sale	Held-to-Maturity

U.S. Treasury and government agencies	$51,347	$57,499
State and political subdivisions	41,265	23,739
U.S. agency and mortgage-backed pass through certificates	232,505	2,086
Collateralized mortgage obligations	9,901	0
Other debt securities	26,343	0

Total debt securities	361,361	83,324
Equity securities	5,872	0

Total securities	$367,233	$83,324

Loan Portfolio

(in thousands)	2003	2002	2001	2000	1999

Commercial:
Construction	$67,147	$66,797	$78,508	$78,487	$80,988
Secured by real estate	583,924	509,856	496,790	469,646	406,330
Other	256,837	280,492	293,502	303,141	293,659

Total commercial	907,908	857,145	868,800	851,274	780,977

Real estate construction	32,495	23,311	19,932	14,704	18,002
Real estate mortgage	413,939	377,109	423,953	434,397	396,674
Consumer	368,578	366,493	390,311	386,504	415,935
Equipment lease financing	13,340	10,549	6,830	6,933	7,398

Total loans	$1,736,260	$1,634,607	$1,709,826	$1,693,812	$1,618,986

Percent of total year-end loans
Commercial:
Construction	3.87%	4.08%	4.59%	4.63%	5.00%
Secured by real estate	33.63	31.19	29.06	27.73	25.10
Other	14.79	17.16	17.17	17.89	18.14

Total commercial	52.29	52.43	50.82	50.25	48.24

Real estate construction	1.87	1.43	1.16	0.87	1.11
Real estate mortgage	23.84	23.07	24.80	25.65	24.50
Consumer	21.23	22.42	22.82	22.82	25.69
Equipment lease financing	0.77	0.65	0.40	0.41	0.46

Total loans	100.00%	100.00%	100.00%	100.00%	100.00%

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

	Maturity at December 31, 2003

(in thousands)	Within One Year	After One but Within Five Years	After Five Years	Total

Commercial and consumer real estate construction	$200,957	$291,914	$347,890	$840,761
Other commercial	63,032	14,761	21,849	99,642

	$263,989	$306,675	$369,739	$940,403

Rate sensitivity:
Predetermined rate	$68,168	$58,602	$20,587	$147,357
Adjustable rate	195,821	248,073	349,152	793,046

	$263,989	$306,675	$369,739	$940,403

Nonperforming Assets

(in thousands)	2003	2002	2001	2000	1999

Nonaccrual loans	$9,705	$19,649	$30,496	$22,731	$14,861
Restructured loans	1,726	276	518	338	390
90 days or more past due and still accruing interest	5,463	2,814	2,640	3,000	3,237

Total nonperforming loans	16,894	22,739	33,654	26,069	18,488

Foreclosed properties	6,566	2,761	1,982	4,339	2,193

Total nonperforming assets	$23,460	$25,500	$35,636	$30,408	$20,681

Nonperforming assets to total loans and foreclosed properties	1.35%	1.56%	2.08%	1.79%	1.28%
Allowance to nonperforming loans	145.93	102.34	70.27	99.30	135.77

Nonaccrual, Past Due, and Restructured Loans

(in thousands)	Nonaccrual loans	As a % of Loan Balances by Category	Restructured Loans	As a % of Loan Balances by Category	Accruing Loans Past Due 90 Days or More	As a % of Loan Balances by Category	Balances

December 31, 2003
Commercial construction	$84	0.13%	$0	0.00%	$0	0.00%	$67,147
Commercial secured by real estate	4,165	0.71	637	0.11	1,824	0.31	583,924
Commercial other	2,269	0.88	1,089	0.42	1,076	0.42	256,837
Consumer real estate construction	134	0.41	0	0.00	0	0.00	32,495
Consumer real estate secured	3,013	0.73	0	0.00	1,984	0.48	413,939
Consumer other	40	0.01	0	0.00	579	0.16	368,578
Equipment lease financing	0	0.00	0	0.00	0	0.00	13,340

Total	$9,705	0.56%	$1,726	0.10%	$5,463	0.31%	$1,736,260

December 31, 2002
Commercial construction	$891	1.33%	$0	0.00%	$0	0.00%	$66,797
Commercial secured by real estate	11,467	2.25	276	0.05	591	0.12	509,856
Commercial other	2,167	0.77	0	0.00	344	0.12	280,492
Consumer real estate construction	0	0.00	0	0.00	0	0.00	23,311
Consumer real estate secured	5,040	1.34	0	0.00	1,143	0.30	377,109
Consumer other	84	0.02	0	0.00	736	0.20	366,493
Equipment lease financing	0	0.00	0	0.00	0	0.00	10,549

Total	$19,649	1.20%	$276	0.02%	$2,814	0.17%	$1,634,607

    In 2003, gross interest income that would have been recorded on nonaccrual loans had the loans been current in accordance with their original terms amounted to $1.0 million. Interest income actually received and included in net income for the period was $0.1 million, leaving $0.9 million of interest income not recognized during the period.

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

Foreign Outstandings

    None

Loan Concentrations

    The Corporation had no concentration of loans exceeding 10% of total loans at December 31, 2003. See note 16 to the consolidated financial statements for further information.

Analysis of the Allowance for Loan Losses

(in thousands)	2003	2002	2001	2000	1999

Allowance for loan losses, beginning of year	$23,271	$23,648	$25,886	$25,102	$26,089
Loans charged off:
Commercial construction	164	662	275	106	121
Commercial secured by real estate	773	2,386	3,252	1,210	491
Commercial other	4,085	3,393	2,406	1,480	1,219
Real estate mortgage	957	1,098	1,061	1,006	1,585
Consumer	5,725	6,598	8,452	9,645	11,888

Total charge-offs	11,704	14,137	15,446	13,447	15,304

Recoveries of loans previously charged off:
Commercial construction	32	0	25	4	5
Commercial secured by real estate	243	156	105	348	427
Commercial other	450	207	224	228	469
Real estate mortgage	159	107	76	123	195
Consumer	2,870	3,204	3,593	4,311	4,116

Total recoveries	3,754	3,674	4,023	5,014	5,212

Net charge-offs:
Commercial construction	132	662	250	102	116
Commercial secured by real estate	530	2,230	3,147	862	64
Commercial other	3,635	3,186	2,182	1,252	750
Real estate mortgage	798	991	985	883	1,390
Consumer	2,855	3,394	4,859	5,334	7,772

Total net charge-offs	7,950	10,463	11,423	8,433	10,092

Provisions charged against operations	9,332	10,086	9,185	9,217	9,105

Balance, end of year	$24,653	$23,271	$23,648	$25,886	$25,102

Allocation of allowance, end of year:
Commercial construction	$2,323	$305	$552	$499	$328
Commercial secured by real estate	5,281	2,327	4,264	3,632	2,126
Commercial other	608	1,280	2,293	2,284	1,773
Real estate mortgage	76	810	1,404	942	463
Real estate mortgage construction	971	50	66	32	115
Consumer	2,833	3,390	7,737	8,689	12,313
Equipment lease financing	121	48	56	52	45
Unallocated	12,440	15,061	7,276	9,756	7,939

Balance, end of year	$24,653	$23,271	$23,648	$25,886	$25,102

Average loans outstanding, net of unearned interest	$1,658,289	$1,660,912	$1,748,241	$1,665,349	$1,557,209
Loans outstanding at end of year, net of unearned interest	$1,736,260	$1,634,607	$1,709,826	$1,693,812	$1,618,986

Net charge-offs to average loan type:
Commercial construction	0.19%	0.94%	0.32%	0.13%	0.15%
Commercial secured by real estate	0.10	0.44	0.63	0.19	0.02
Commercial other	1.29	1.12	0.70	0.40	0.25
Real estate mortgage	0.20	0.25	0.22	0.21	0.36
Consumer	0.79	0.90	1.22	1.34	1.91

Total	0.48%	0.63%	0.65%	0.51%	0.65%

Other ratios:
Allowance to net loans, end of year	1.42%	1.42%	1.38%	1.53%	1.55%
Provision for loan losses to average loans	0.56	0.61	0.53	0.55	0.58

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

Average Deposits and Other Borrowed Funds

(in thousands)	2003	2002	2001

Deposits:
Noninterest bearing deposits	$338,909	$315,202	$277,748
NOW accounts	15,852	19,617	19,353
Money market accounts	403,314	416,078	379,372
Savings accounts	212,258	195,360	150,347
Certificates of deposit of $100,000 or more	361,037	363,480	389,556
Certificates of deposit < $100,000 and other time deposits	778,382	800,977	877,920

Total deposits	2,109,752	2,110,714	2,094,296

Other borrowed funds:
Federal funds purchased and securities sold under repurchase agreements	83,270	70,275	74,743
Other short-term borrowings	262	679	6,349
Advances from Federal Home Loan Bank	4,123	7,381	11,279
Long-term debt	60,304	60,379	47,991

Total other borrowed funds	147,959	138,714	140,362

Total deposits and other borrowed funds	$2,257,711	$2,249,428	$2,234,658

    The maximum balance for federal funds purchased and repurchase agreements at any month-end during 2003 occurred at November 30, 2003, with a month-end balance of $112.7 million.

Maturities and/or repricing of time deposits of $100,000 or more outstanding at December 31, 2003 are summarized as follows:

(in thousands)	Certificates of Deposit	Other Time Deposits	Total

Three months or less	$141,905	$5,289	$147,194
Over three through six months	67,587	3,791	71,378
Over six through twelve months	112,993	7,977	120,970
Over twelve through sixty months	35,088	3,822	38,910
Over sixty months	0	106	106

	$357,573	$20,985	$378,558

Item 2. Properties

    The Corporation’s main office, which is owned by the Bank, is located at 346 North Mayo Trail, Pikeville, Kentucky 41501. Following is a schedule of properties owned and leased by the Corporation and its subsidiaries as of December 31, 2003:

Location		Owned	Leased	Total

Banking locations:
Community Trust Bancorp, Inc.
*	Tug Valley Market	1	0	1
	1 location in Mingo County, West Virginia
*	Hamlin Market	3	0	3
	2 locations in Lincoln County, West Virginia and 1 location in Wayne County, West Virginia
*	Summersville Market	1	0	1
	1 location in Nicholas County, West Virginia

Community Trust Bank, Inc.
l	Pikeville Market (lease land to 2 owned locations)	8	2	10
	10 locations in Pike County, Kentucky
	Floyd/Knott Market	2	0	2
	1 location in Floyd County, Kentucky and 1 location in Knott County, Kentucky
	Tug Valley Market	0	1	1
	1 location in Pike County, Kentucky
	Whitesburg Market (own land to 1 leased office)	3	2	5
	5 locations in Letcher County, Kentucky
l	Lexington Market	1	4	5
	5 locations in Fayette County, Kentucky
	Winchester Market	1	2	3
	3 locations in Clark County, Kentucky
	Richmond Market	2	2	4
	4 locations in Madison County, Kentucky
	Mt. Sterling Market	2	0	2
	2 locations in Montgomery County, Kentucky
l	Versailles Market	2	3	5
	2 locations in Woodford County, Kentucky, 1 location in Franklin County, Kentucky, 1 location in Mercer County, Kentucky, and 1 location in Scott County, Kentucky
l	Ashland Market	5	0	5
	4 locations in Boyd County, Kentucky and 1 location in Greenup County, Kentucky
	Flemingsburg Market	4	0	4
	4 locations in Fleming County, Kentucky
l	Middlesboro Market (lease land to 1 owned location)	3	0	3
	3 locations in Bell County, Kentucky
	Williamsburg Market	4	0	4
	2 locations in Whitley County, Kentucky and 2 locations in Laurel County, Kentucky
	Campbellsville Market	6	2	8

2 locations in Taylor County, Kentucky, 2 locations in Pulaski County, Kentucky, 1 location in Adair County, Kentucky, 1 location in Green County, Kentucky, 1 location in Russell County, Kentucky, and 1 location in Marion County, Kentucky

	Mt. Vernon Market	2	0	2
	2 locations in Rockcastle County, Kentucky
	Hazard Market	6	0	6
	6 locations in Perry County, Kentucky

Total banking locations		56	18	74

Operational locations:
Community Trust Bank, Inc.
	Pikeville (Pike County, Kentucky)	1	0	1
	Lexington (Fayette County, Kentucky)	0	1	1

Total operational locations		1	1	2

Other:
Community Trust Bank, Inc.
	Ashland (Boyd County, Kentucky)	0	1	1
	Williamsburg (Whitley County, Kentucky)	1	0	1

Total other locations		1	1	2

Total locations		58	20	78

*Community Trust Bank, Inc. leases these branch locations.
l Community Trust and Investment Company has leased offices in the main office locations in these markets.

    See notes 7 and 13 to the consolidated financial statements included herein for the year ended December 31, 2003, for additional information relating to lease commitments and amounts invested in premises and equipment.

Item 3. Legal Proceedings

    The Corporation and its subsidiaries, and from time to time, its officers are named defendants in legal actions arising from ordinary business activities. Management, after consultation with legal counsel, believes these actions are without merit or that the ultimate liability, if any, will not materially affect the Corporation’s consolidated financial position or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

    There were no matters submitted to a vote of security holders, through solicitation of proxies or otherwise, during the fourth quarter of 2003.

Executive Officers of the Registrant

    Set forth below are the executive officers of the Corporation at December 31, 2003, their positions with the Corporation, and the year in which they first became an executive officer or director.

Name and Age (1)	Positions and Offices Currently Held	Date First Became Director or Executive Officer		Principal Occupation

Jean R. Hale; 57	Vice Chairman, President and CEO	1992		Vice Chairman, President and CEO of Community Trust Bancorp, Inc.

Mark A. Gooch; 45	Executive Vice President and Treasurer	1997		President and CEO of Community Trust Bank, Inc.

Tracy Little; 63	Executive Vice President	2003	(2)	President and CEO of Community Trust and Investment Company

William Hickman III; 53	Executive Vice President and Secretary	1998		Executive Vice President/Staff Attorney of Community Trust Bank, Inc.

Michael S. Wasson; 52	Executive Vice President	2000	(3)	Executive Vice President/ Central Kentucky Region President of Community Trust Bank, Inc.

James B. Draughn; 44	Executive Vice President	2001	(4)	Executive Vice President/Operations of Community Trust Bank, Inc.

Kevin J. Stumbo; 43	Executive Vice President	2002	(5)	Executive Vice President/ Controller of Community Trust Bank, Inc.

Ricky D. Sparkman; 41	Executive Vice President	2002	(6)	Executive Vice President/ South Central Region President of Community Trust Bank, Inc.

Richard W. Newsom; 49	Executive Vice President	2002	(7)	Executive Vice President/ Eastern Region President of Community Trust Bank, Inc.

James Gartner; 62	Executive Vice President	2002	(8)	Executive Vice President/ Chief Credit Officer of Community Trust Bank, Inc.

Larry W. Jones; 57	Executive Vice President	2002	(9)	Executive Vice President/ Northeast Region President of Community Trust Bank, Inc.

(1)  The ages listed for the Corporation's executive officers are as of February 29, 2004.

(2)  Mr. Little began employment with the Corporation on August 4, 2003. Prior to joining the Corporation, Mr. Little served for three years in Sarasota, Florida as Vice President of Fisher Investments, Inc., a $10 billion private investment firm headquartered in Woodside, California. For the two years prior, he served as Senior Vice President and Executive Officer in charge of the private client group of Provident Bank of Florida. Mr. Little has thirty-five years in the trust and banking business and has been the executive in charge of five different trust departments and trust companies.

(3)  Mr. Wasson was employed by Mercantile Bancorporation for 16 years prior to joining the Corporation in 2000. Mr. Wasson served as President of Mercantile Bank of Western Missouri, President of Mercantile Bank of Southern Illinois, and most recently as Chief Operating Officer of Mercantile Bank Midwest.

(4) Mr. Draughn served as Technology Manager for the Bank for seven years, most recently as Senior Vice President/Technology, prior to being promoted to Executive Vice President/Operations.

(5) Mr. Stumbo served as Senior Vice President/Controller for the Bank for five years prior to being promoted to Executive Vice President/Controller.

(6)  Mr. Sparkman served as Vice President/Commercial Lending prior to being promoted to Market President in January 2000. In 2002, Mr. Sparkman was promoted to Executive Vice President and South Central Region President.

(7)  Mr. Newsom served as Senior Vice President of Consumer Lending for five years prior to being promoted to Executive Vice President and Eastern Region President of Community Trust Bank, Inc.

(8)  Mr. Gartner was employed for two years as Executive Vice President/Risk Management by Hamilton Bank, N.A., Miami, Florida, with assets of $1.2 billion prior to joining the Corporation. Prior to accepting his position at Hamilton Bank, Mr. Gartner was employed as Executive Vice President/Risk Manager, Chief Credit Officer, and Director at First National Bank of Nevada Holding Company. For two months in 1998, Mr. Gartner served as Executive Vice President/Merger Liaison Officer at Norwest Bank Arizona which purchased the Bank of Arizona and The Bank of New Mexico where Mr. Gartner served as Executive Vice President/Risk Management, Chief Credit Officer, and Director of the Bank of Arizona for the two years prior.

(9)   Mr. Jones was employed by AmSouth Bancorp, a $35 billion financial services corporation, as District/City President for three years prior to joining the Corporation. Mr. Jones was employed by First American National Bank as Division Manager for north Mississippi for one year prior to its merger with AmSouth in 1999. For the thirty years prior, Mr. Jones was employed by Deposit Guaranty National Bank, formerly Security State Bank, prior to its merger with First American National Bank most recently as President/Community Bank.

PART II

Item 5. Market for the Registrant’s Common Equity and Related Shareholder Matters

    The Corporation’s common stock is listed on The NASDAQ-Stock Market’s National Market under the symbol CTBI. Additional information required by this item is included in the Quarterly Financial Data below:

Quarterly Financial Data

(in thousands except per share amounts)
Three Months Ended	December 31	September 30	June 30	March 31

2003
Net interest income	$22,297	$20,776	$21,018	$20,528
Net interest income, taxable equivalent basis	22,689	21,162	21,437	20,926
Provision for loan losses	2,115	2,085	3,585	1,547
Noninterest income	8,148	10,093	9,585	8,546
Noninterest expense	18,249	18,111	16,764	17,611
Net income	7,553	7,281	7,064	6,993

Per common share:
Basic earnings per share	$0.56	$0.54	$0.52	$0.52
Diluted earnings per share	0.55	0.53	0.52	0.51
Dividends declared	0.23	0.21	0.19	0.19

Common stock price:
High	$33.73	$28.26	$27.27	$24.22
Low	25.50	23.76	22.96	22.46
Last trade	30.20	26.43	23.78	22.96

Selected ratios:
Return on average assets, annualized	1.20%	1.15%	1.14%	1.15%
Return on average common equity, annualized	13.61	13.45	13.27	13.38
Net interest margin, annualized	3.93	3.62	3.75	3.74

2002
Net interest income	$21,677	$22,360	$22,783	$22,437
Net interest income, taxable equivalent basis	22,125	22,853	23,253	22,923
Provision for loan losses	1,670	2,530	3,145	2,741
Noninterest income	8,205	8,687	5,442	5,594
Noninterest expense	17,851	16,783	16,164	16,543
Net income	6,968	7,933	6,377	6,322

Per common share:
Basic earnings per share	$0.51	$0.58	$0.46	$0.46
Diluted earnings per share	0.51	0.57	0.46	0.45
Dividends declared	0.19	0.18	0.17	0.17

Common stock price:
High	$27.27	$23.14	$24.36	$21.36
Low	21.49	18.72	19.84	17.99
Last trade	22.86	22.23	23.23	21.18

Selected ratios:
Return on average assets, annualized	1.12%	1.30%	1.04%	1.02%
Return on average common equity, annualized	13.31	15.32	12.81	13.00
Net interest margin, annualized	3.88	4.06	4.11	4.02

There were approximately 1,623 holders of outstanding common shares of the Corporation at February 29, 2004.

Dividends

    The annual dividend was increased from $0.71 per share to $0.82 per share during 2003. A 10% stock dividend distributed on December 15, 2003 resulted in the restatement of the 2003 cash dividend of $0.88 per share to $0.82 per share, the 2002 cash dividend of $0.78 per share to $0.71 per share, and the 2001 cash dividend of $0.74 per share to $0.67 per share. The Corporation did not adjust its fourth quarter 2003 cash dividend with the stock dividend of December 15, 2003 electing to retain the payment at $0.23 per share. The Corporation has adopted a conservative policy of cash dividends, by maintaining a cash dividend ratio of less than 45%, with periodic stock dividends. Dividends are typically paid on a quarterly basis. Future dividends are subject to the discretion of the Corporation’s Board of Directors, cash needs, general business conditions, dividends from the subsidiaries, and applicable governmental regulations and policies. For information concerning restrictions on dividends from the subsidiary bank to the Corporation, see note 18 to the consolidated financial statements included herein for the year ended December 31, 2003.

Item 6. Selected Financial Data 1999-2003

(in thousands except per share amounts)
Year Ended December 31	2003		2002		2001		2000		1999

Interest income	$128,514		$146,550		$176,835		$175,749		$163,516
Interest expense	43,895		57,293		93,717		91,515		79,740

Net interest income	84,619		89,257		83,118		84,234		83,776
Provision for loan losses	9,332		10,086		9,185		9,217		9,105
Noninterest income	36,372		27,928		23,774		19,526		21,026
Noninterest expense	70,735		67,341		64,938		61,927		64,388

Income before income taxes	40,924		39,758		32,769		32,616		31,309
Income taxes	12,033		12,158		10,497		10,270		9,464

Net income	$28,891		$27,600		$22,272		$22,346		$21,845

Per common share:
Basic earnings per share	$2.14		$2.01		$1.60		$1.55		$1.48
Cash dividends declared-	$0.82		$0.71		$0.67		$0.62		$0.59
as a % of net income	38.32%		35.32%		41.88%		40.00%		39.86%
Book value, end of year	$16.45		$15.42		$13.86		$12.85		$11.73
Market price, end of year	$30.20		$22.86		$19.63		$12.29		$15.03
Market value to book value, end of year	1.84	x	1.48	x	1.42	x	0.96	x	1.28	x
Price/earnings ratio, end of year	14.11	x	11.37	x	12.27	x	7.93	x	10.15	x
Cash dividend yield, end of year	2.72%		3.11%		3.41%		5.04%		3.93%

At year-end:
Total assets	$2,474,039		$2,487,911		$2,503,905		$2,264,395		$2,176,090
Long-term debt	59,500		60,604		47,944		48,060		48,174
Shareholders’ equity	221,393		209,419		191,606		181,904		172,419

Averages:
Assets	$2,492,286		$2,467,469		$2,444,695		$2,195,380		$2,182,721
Deposits	2,109,752		2,110,714		2,094,296		1,886,198		1,882,364
Earning assets	2,292,251		2,268,579		2,256,341		2,004,686		1,976,679
Loans	1,658,289		1,660,912		1,748,241		1,665,349		1,557,209
Shareholders’ equity	215,086		202,562		187,899		176,911		169,467

Profitability ratios:
Return on average assets	1.16%		1.12%		0.91%		1.02%		1.00%
Return on average equity	13.43		13.63		11.85		12.63		12.89

Capital ratios:
Equity to assets, end of year	8.95%	8.42%	7.65%	8.03%	7.92%
Average equity to average assets	8.63	8.21	7.69	8.06	7.76

Risk based capital ratios:
Tier 1 capital (to average assets)	8.73%	8.23%	6.44%	7.29%	7.09%
Tier 1 capital (to risk weighted assets)	11.35	10.98	9.11	9.26	8.92
Total capital (to risk weighted assets)	12.60	12.22	10.32	10.51	10.17

Other significant ratios:
Allowance to net loans, end of year	1.42%	1.42%	1.38%	1.53%	1.55%
Allowance to nonperforming loans, end of year	145.93	102.34	70.27	99.30	135.77
Nonperforming assets to loans and foreclosed properties, end of year	1.35	1.56	2.08	1.79	1.28
Net interest margin	3.76	4.02	3.77	4.33	4.37

Other statistics:
Average common shares outstanding	13,474	13,722	13,935	14,455	14,726
Number of full-time equivalent employees, end of year	901	874	883	795	830

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

    Community Trust Bancorp, Inc. reported record earnings of $28.9 million for 2003 compared to $27.6 million for 2002 and $22.3 million for 2001. Basic earnings per share for 2003 were $2.14 compared to $2.01 per share for 2002 and $1.60 per share for 2001. Basic earnings per share for the year 2003 reflects the Corporation’s fifth consecutive year of increased earnings per share. All per share data has been restated to reflect the 10% stock dividend distributed on December 15, 2003.

    The increase in earnings is reflected in the Corporation's return on average assets for 2003. Return on average assets for 2003 was 1.16% compared to 1.12% and 0.91% in 2002 and 2001, respectively. The growth in average shareholders’ equity of $12.5 million for the year ended December 31, 2003 resulted in a slightly lower average return on equity for 2003 of 13.43% compared to 13.63% for 2002. Return on average equity for 2001 was 11.85%.

    Income tax expense for the Corporation was reduced by $350 thousand during the fourth quarter of 2003 due to the receipt of a New Markets Tax Credit. This credit was earned through the capitalization of Community Trust Community Development Corporation, a wholly owned subsidiary of Community Trust Bank, Inc. The Corporation was awarded a $7 million investment allocation and the resulting tax credit through competitive application to the federal government during 2002 to stimulate economic growth in low-income areas.

    The Corporation's assets were $2.5 billion at December 31, 2003 and at December 31, 2002. The Corporation experienced an increase of $101.7 million in loans outstanding during 2003 as growth occurred in all three major loan categories--commercial, residential real estate, and consumer loans. Total deposits of $2.1 billion at December 31, 2003 represent a decrease of $60.1 million from December 31, 2002. Forty-five million of this decrease in deposits was the result of a corporate customer electing to move their money into repurchase agreements. Additionally, as a result of the continuing low interest rate environment for deposit accounts, the Corporation successfully moved $17.2 million in customer deposit accounts into alternative investments through its full service brokerage operations. The Corporation also elected not to renew brokered deposits, which were acquired during previous branch acquisitions, in the amount of $2.9 million. Collectively, the net decrease in deposits and repurchase agreements was $14.9 million. The Corporation’s liquidity is adequate with cash flows from its investment portfolio and wholesale funding sources considered available to fund its future loan growth.

Charter Changes

    Effective January 1, 2003, the Bank and the Trust Company converted their charters to state charters from national associations. The Bank remained a member of the Federal Reserve System following conversion. Following its conversion, the Trust Company changed its name from Trust Company of Kentucky, National Association to Community Trust and Investment Company in order to identify more closely the Trust Company with the Bank. While the conversions resulted in some reduction in expenses, they did not result in any changes in the management or operations of the Bank or the Trust Company.

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

    Allowance for Loan Losses - The adequacy of the allowance is reviewed quarterly by management using a methodology that includes several key factors. The Corporation utilizes an internal risk grading system for commercial credits, and those larger commercial credits identified through this grading system as having weaknesses are individually reviewed for the customer's ability and potential to repay their loans. The borrower’s cash flow, adequacy of collateral held for the loan, and other options available to the Corporation including legal avenues are all evaluated. Based upon this individual credit evaluation, a specific allocation to the allowance may be made for the loan.

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

    The Corporation has not substantively changed any aspect of its overall approach in the determination of the allowance for loan losses since January 2002 when it converted to an eight quarter moving average for determining historical loss rates, using specific allocations for homogenous pools of loans, and applying the inherent risk factors discussed above against the total loan portfolio instead of against the preliminary allowance calculation as was done previously. There have been no material changes in assumptions or estimation techniques as compared to prior years that impacted the determination of the current year allowance.

    Investments - Management determines the classification of securities at purchase. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, Accounting for Certain Investments in Debt and Equity Securities, the Corporation classifies securities into held-to-maturity or available-for-sale categories. Held-to-maturity securities are those which the Corporation has the positive intent and ability to hold to maturity and are reported at amortized cost. Available-for-sale securities are those the Corporation may decide to sell if needed for liquidity, asset/liability management, or other reasons. Available-for-sale securities are reported at fair value, with unrealized gains and losses included as a separate component of shareholders’ equity, net of tax. If declines in fair value are not temporary, the carrying value of the securities is written down to fair value as a realized loss.

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

    Goodwill - The Corporation evaluates total goodwill for impairment, based upon SFAS No. 142, Goodwill and Other Intangible Assets and SFAS No. 147 , Acquisitions of Certain Financial Institutions, using fair value techniques including multiples of price/equity. Goodwill is evaluated for impairment on an annual basis.

Effects of Accounting Changes

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

    Upon adoption, the Corporation ceased amortizing goodwill of approximately $59.5 million arising from previous purchase transactions. This reduced amortization expense on an annual basis by $3.1 million and increased after-tax earnings on an annual basis by $2.3 million. Goodwill continues to be evaluated for impairment in accordance with SFAS No. 142. The following table shows on a pro forma basis the results for the twelve months ended December 31, 2001 had SFAS No. 142 been implemented on January 1, 2001. Amortization of core deposit intangible for the twelve months ended December 31, 2003 and 2002 was $580 thousand annually. Anticipated amortization for the next five years is $580 thousand annually.

	Twelve Months Ended December 31, 2001

	Reported Earnings	Goodwill Amortization	Pro Forma

Income before income tax expense	$32,769	$3,121	$35,890
Income tax expense	10,497	821	11,318

Net income	$22,272	$2,300	$24,572

Basic earnings per share	$1.60	$0.16	$1.76
Diluted earnings per common share	1.59	0.16	1.75

    Accounting for Stock-Based Compensation—Transition and Disclosure - In December 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 148, Accounting for Stock-Based Compensation--Transition and Disclosure. This statement amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require disclosures in both annual and interim financial statements regarding the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for fiscal years ending after December 15, 2002. Adoption of SFAS No. 148 did not have a material impact on the Corporation's consolidated financial statements. As permitted by SFAS No. 148, the Corporation will continue to apply the provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock-Based Compensation, for all employee stock option grants and has elected to disclose pro forma net income and earnings per share amounts as if the fair-value based method had been applied in measuring compensation costs.

    Had compensation cost for the Corporation’s stock options granted in 2003, 2002, and 2001 been determined under the fair value approach described in SFAS No. 123, Accounting for Stock-Based Compensation, the Corporation’s net income and earnings per share would have been reduced to the pro forma amounts indicated below:

(in thousands, except per share amounts) Years ended December 31		2003	2002	2001

Net income as reported		$28,891	$27,600	$22,272
Loss effect of stock compensation		(339)	(495)	(257)

Net income pro forma		$28,552	$27,105	$22,015

Basic net income per share	As reported	$2.14	$2.01	$1.60
	Pro forma	2.10	1.98	1.58

Diluted net income per share	As reported	$2.11	$1.99	$1.59
	Pro forma	2.08	1.95	1.57

    The fair value of the options presented above was estimated at the date of the grant using a Black-Scholes option pricing model with the following weighted average assumptions for 2003, 2002, and 2001, respectively: risk-free interest rates of 2.69%, 3.68%, and 4.95%, dividend yields of 3.29%, 3.58%, and 4.86%, volatility factors of the expected market price of the Corporation’s common stock of 0.593, 0.290, and 0.300, and a weighted average expected option life of 4.0, 5.0, and 5.0.

    Consolidation of Variable Interest Entities - In January 2003, the FASB issued Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities. FIN 46 clarifies the application of Accounting Research Bulletin (“ARB”) No. 51, Consolidated Financial Statements, for certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated support from other parties. FIN 46 requires variable interest entities to be consolidated by the primary beneficiary which represents the enterprise that will absorb the majority of the variable interest entities’ expected losses if they occur, receive a majority of the variable interest entities' residual returns if they occur, or both. Qualifying special purpose entities are exempt from the consolidation requirements of FIN 46. FIN 46 is effective immediately for variable interest entities created after January 31, 2003 and for variable interest entities in which an enterprise obtains an interest after that date. FIN 46 is effective in the first fiscal year or interim period beginning after June 15, 2003 for variable interest entities in which an enterprise holds a variable interest that was acquired before February 1, 2003, with earlier adoption permitted. The Corporation adopted the provisions of FIN 46 on July 1, 2003. The adoption of FIN 46 had no material impact on the Corporation's consolidated financial statements.

    Amendment of Statement 133 on Derivative Instruments and Hedging Activities - In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain embedded derivatives, and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This Statement amends SFAS No. 133 to reflect the decisions made as part of the Derivatives Implementation Group (DIG) and in other FASB projects or deliberations. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. SFAS No. 149 was adopted by the Corporation on July 1, 2003. The Corporation has not entered into any contracts or hedging relationships; therefore, adoption of SFAS No. 149 had no effect on the Corporation's consolidated financial statements.

    Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity - In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. This Statement establishes standards for how an entity classifies and measures certain financial instruments with characteristics of both liabilities and equity. This Statement requires that an issuer classify a financial instrument that is within its scope as a liability. Many of those instruments were previously classified as equity or in some cases presented between the liabilities section and the equity section of the statement of financial position. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Corporation adopted the provisions of SFAS No. 150 on June 1, 2003. The adoption of SFAS No. 150 had no material effect on the Corporation's consolidated financial statements.

Results of Operations

2003 Compared to 2002

    Net income for 2003 was $28.9 million compared to $27.6 million for 2002. The increase in net income was primarily driven by a 30.2% increase in noninterest income. See the Noninterest Income section below for additional information. Basic earnings per share for 2003 were $2.14 compared to $2.01 per share for 2002. The average shares outstanding in 2003 and 2002 were 13.5 million and 13.7 million, respectively.

    Net interest income for 2003 was $84.6 million compared to $89.3 million in 2002. Noninterest income was $36.4 million compared to $27.9 million in 2002 and noninterest expense was $70.7 million compared to $67.3 million in 2002.

    Return on average assets was 1.16% for 2003 compared to 1.12% in 2002, and return on average equity was 13.43% compared to 13.63% in 2002.

Net Interest Income:

    The Corporation's net interest margin o f 3.76% was a 26 basis point or 7.2% decrease from the 4.02% for the year ended December 31, 2002. However, the net interest margin has shown improvement as seen by the 31 basis point increase quarter-over-quarter from 3.62% for the quarter ended September 30, 2003 to 3.93% for the quarter ended December 31, 2003. The Corporation experienced growth in all three loan categories during the last seven months of 2003. Assuming the current loan growth and the reallocation of earning assets from the investment portfolio to the higher yielding loan portfolio continue, management expects continuing improvement in its net interest margin. For further information, see the table titled "Consolidated Average Balance Sheets and Taxable Equivalent Income/Expense and Yields/Rates" in the Selected Statistical Information.

    Average earning assets were $2.3 billion at December 31, 2003 and at December 31, 2002. Average interest bearing liabilities were $1.9 billion at December 31, 2003 and at December 31, 2002. Average interest bearing liabilities as a percentage of average earning assets were 83.7% at December 31, 2003 compared to 85.3% in 2002.

    The taxable equivalent yield on average earning assets was 5.68% for 2003 compared to 6.54% in 2002. The cost of average interest bearing liabilities was 2.29% for 2003 compared to 2.96% for 2002. The yield on interest bearing assets has been impacted by the change in the earning asset mix between the loan portfolio and the investment portfolio as well as by the change in market rates. Average loans accounted for 73.2% of average earning assets in 2002 while average loans accounted for 72.3% of average earning assets in 2003. Average loans accounted for 67.3% of total average assets for the year ended December 31, 2002 compared to 66.5% for the year ended December 31, 2003. Total loans as a percentage of total assets as of December 31, 2003 and 2002 were 70.2% and 65.7%, respectively.

    As presented in the interest rate sensitivity table in the Liquidity and Market Risk section that is included later in the Management Discussion and Analysis, the Corporation’s gap position on December 31, 2003 was relatively flat as the Corporation had sold securities during the year and reinvested in securities with shorter maturities to offset the shortened term of its liabilities. During 2003, the Corporation sold floating rate securities, U.S. treasuries, and 15-year mortgage-backed securities and reinvested in agencies, municipals, and mortgage-backed securities with a slightly longer duration, but with a favorable increase in the portfolio’s taxable equivalent yield. This extension of duration on the asset side of the balance sheet was the primary factor in the Corporation’s estimated earnings sensitivity in a 200 basis point increased rate environment declining from 4.38% at December 31, 2002 to 1.46% at December 31, 2003. For additional information, please refer to the Liquidity and Market Risk section below.

Provision for Loan Losses and Allowance for Loan Losses:

    The provision for loan losses that was added to the allowance was $9.3 million as of December 31, 2003 compared to $10.1 million for 2002. This provision represents a charge against current earnings in order to maintain the allowance at an appropriate level determined using the accounting estimates described above. Loan losses, net of recoveries, as a percentage of average loans outstanding were 0.48% in 2003 compared to 0.63% in 2002 as net loan losses were $8.0 million for 2003 compared to $10.5 million for 2002.

    Our reserve for losses on loans as a percentage of total loans outstanding remained flat at 1.42% as of December 31, 2003 and December 31, 2002.

    Asset quality improved for the Corporation with nonperforming loans decreasing to $16.9 million, a 25.7% decrease from the $22.7 million at December 31, 2002. Nonperforming assets also improved by 8.0% for the year 2003, reflecting management’s continuing focus on improving asset quality.

    Foreclosed properties on December 31, 2003 were $6.6 million, an increase from the $2.8 million at December 31, 2002. During the fourth quarter of 2003, the Corporation was successful in obtaining title to $3.1 million in real estate collateral from a problem credit that has been in foreclosure proceedings for approximately two years. The property was recorded at cost which was lower than market value. Foreclosed properties consist primarily of 1-4 family residential real estate.

Noninterest Income:

    Noninterest income for the year ended December 31, 2003 of $36.4 million was a 30.2% increase from the $27.9 million earned during 2002. Increased deposit service charge income due to the Overdraft Honor Program implemented in September 2002 and a 20% increase in the overdraft fee effective June 2003, gains on sales of securities, gains on sales of loans due to increased refinancing activity, and other noninterest income contributed to the increase in noninterest income year-over-year. Service charges on deposit accounts increased $3.6 million from December 31, 2002 to December 31, 2003, securities gains increased $1.5 million, gains on sales of loans increased $1.3 million, and other noninterest income increased $2.1 million. As residential mortgage refinancing slowed, the Corporation had a decrease in gains on sales of loans during the fourth quarter of 2003.

    While the increase in residential real estate loan refinancing activity, due to the low interest rate environment, resulted in higher noninterest income from the gains on sales of loans, noninterest income was negatively impacted by charges to our valuation reserve for capitalized mortgage servicing rights of $1.3 million for the year ended December 31, 2003 compared to $1.1 million for the year ended December 31, 2002. The impact to earnings per share for the years ended December 31, 2003 and 2002 was $0.06 per share and $0.05 per share, respectively. With the slow down in residential mortgage refinancing referenced above, the Corporation expects any impairment charge in 2004 to be less than prior years.

Noninterest Expense:

    Noninterest expense increased 5.0% from $67.3 million for the year ended December 31, 2002 to $70.7 million for the year ended December 31, 2003. The increase in noninterest expense for the year was primarily attributable to increases in legal and professional fees, operating losses, and other noninterest expense. Legal and professional fees increased $1.0 million from December 31, 2002 to December 31, 2003, primarily due to fees incurred as a result of implementing the Overdraft Honor Program, operating losses increased $0.8 million, and other noninterest expense increased $1.6 million, including $0.8 million in nonrecurring charges to miscellaneous expense. Salaries and employee benefits remained relatively flat to prior year at $34.6 million; however, this line item included $1.8 million in charges in 2002 relative to the Corporation’s performance incentive plan. This plan requires a performance incentive payment to eligible employees if the Corporation reaches goals established by the Board of Directors. These goals were not met in 2003; however, if they are met in 2004, it is anticipated the cost will be approximately $2 million.

    Our efficiency ratio was 59.2% at year-end 2003 compared to 57.3% at year-end 2002. The deposit to FTE (full-time equivalent) ratio decreased to $2.3 million at December 31, 2003 from $2.4 million at December 31, 2002.

2002 Compared to 2001

    Net income for 2002 was $27.6 million compared to $22.3 million for 2001. Basic earnings per share for 2002 were $2.01 compared to $1.60 per share for 2001. The average shares outstanding in 2002 and 2001 were 13.7 million and 13.9 million, respectively.

    Net interest income for 2002 was $89.3 million compared to $83.1 million in 2001. Noninterest income was $27.9 million compared to $23.8 million in 2001 and noninterest expense was $67.3 million compared to $64.9 million in 2001.

    Return on average assets was 1.12% for 2002 compared to 0.91% in 2001, and return on average equity was 13.63% compared to 11.85% in 2001.

Net Interest Income:

    The Corporation's net interest margin o f 4.02% was a 25 basis point or 6.6% increase from the 3.77% for the year ended December 31, 2001. While the net interest margin increased over prior year, it began to decline in the fourth quarter 2002. For further information, see the table titled "Consolidated Average Balance Sheets and Taxable Equivalent Income/Expense and Yields/Rates" in the Selected Statistical Information.

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

    During 2001, as liabilities matured, our depositors elected to shorten the term of their deposits and consequently by December 31, 2001 our consolidated balance sheet had become negatively gapped over a twelve-month period. During 2002, the Corporation sold securities and reinvested in securities with shorter maturities to offset the shortened term of its liabilities. Consequently, at December 31, 2002 the Corporation's gap position was relatively flat.

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

    Our reserve for losses on loans as a percentage of total loans outstanding increased from the 1.38% of December 31, 2001 to 1.42% at December 31, 2002. The increase in reserve for losses on loans from prior year was reflective of weak economic conditions.

    Nonperforming loans decreased 32.4% from prior year. Nonperforming loans on December 31, 2002 were $22.7 million compared to $33.7 million at December 31, 2001. The significant decline in nonperforming loans was attributable to the payout of one commercial problem loan totaling $3.7 million and the Corporation’s continuing focus on asset quality during a weak period in the economy.

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

    Our efficiency ratio of 57.3% at year-end 2002 improved to 60.1% at year-end 2001. The deposit to FTE (full-time equivalent) ratio remained flat at $2.4 million from December 31, 2001 to December 31, 2002. Salaries and employee benefits in 2002 were $34.6 million compared to $31.1 million in 2001. Occupancy expense was $5.6 million in 2002 compared to $5.3 million in 2001. Equipment expense remained flat at $3.6 million. Data processing costs were $3.9 million in 2002 compared to $4.0 million in 2001, and stationery, printing, and office supplies were $1.5 million compared to $1.4 million in 2001. Taxes other than payroll, property, and income, which consists mainly of franchise taxes on the equity and deposits of the Corporation, were $2.9 million compared to $2.2 million in 2001. FDIC insurance expense was $375 thousand compared to $395 thousand in 2001. Other categories of noninterest expense were $14.9 million in 2002 compared to $17.0 million in 2001.

Liquidity and Market Risk

    The objective of the Corporation’s Asset/Liability management function is to maintain consistent growth in net interest income within the Corporation’s policy limits. This objective is accomplished through management of the Corporation’s consolidated balance sheet composition, liquidity, and interest rate risk exposures arising from changing economic conditions, interest rates, and customer preferences. The goal of liquidity management is to provide adequate funds to meet changes in loan and lease demand or unexpected deposit withdrawals. This is accomplished by maintaining liquid assets in the form of investment securities, maintaining sufficient unused borrowing capacity, and growth in core deposits. As of December 31, 2003, the Corporation had approximately $422 million in securities valued at estimated fair value designated as available-for-sale and available to meet liquidity needs on a continuing basis. Additional asset-driven liquidity is provided by the remainder of the securities portfolio and the repayment of loans. These sources, in addition to the Corporation’s 9% average equity capital base, provide a stable funding base. In addition to core deposit funding, the Corporation also accesses a variety of other short-term and long-term funding sources. The Corporation also relies on Federal Home Loan Bank advances for both liquidity and management of its asset/liability position. Federal Home Loan Bank advances were $3.2 million at December 31, 2003 compared to $5.6 million at December 31, 2002. As of December 31, 2003, the Corporation had a $290.4 million available borrowing position with the Federal Home Loan Bank. The Corporation generally relies upon net inflows of cash from financing activities, supplemented by net inflows of cash from operating activities, to provide cash for its investing activities. As is typical of many financial institutions, significant financing activities include deposit gathering, use of short-term borrowing facilities such as federal funds purchased and securities sold under repurchase agreements, and issuance of long-term debt. At December 31, 2003, the Corporation had a $12 million revolving line of credit, all of which is currently available to meet any future cash needs. The Corporation’s primary investing activities include purchases of securities and loan originations. Management does not rely on any one source of liquidity and manages availability in response to changing consolidated balance sheet needs.

    During 2003, the Corporation continued its stock repurchase program which continues to be accretive to shareholder value. This program began in December 1998 with the authorization to acquire up to 500,000 shares and was increased by an additional 1,000,000 shares in July 2000. The Corporation issued a press release on May 13, 2003 announcing its intention to repurchase up to an additional 1,000,000 shares. The following table shows repurchases made through the stock repurchase program for the years 1999 through 2003:

	Board Allocation	Repurchases	Average Price ($)	Shares Available for Repurchase

1998	500,000	0	0	500,000
1999	0	119,561	17.48	380,439
2000	1,000,000	630,967	12.40	749,472
2001	0	404,495	16.16	344,977
2002	0	327,534	21.43	17,443
2003	1,000,000	214,244	23.74	803,199

Total	2,500,000	1,696,801	16.83	803,199

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

    The Corporation’s Asset/Liability Management Committee (ALCO), which includes executive and senior management representatives and reports to the Board of Directors, monitors and manages interest rate risk within Board-approved policy limits. The Corporation’s current exposure to interest rate risks is determined by measuring the anticipated change in net interest income over a twelve-month period assuming a 200 basis point increase or decrease in rates, spread evenly over the twelve-month period. The following table shows the Corporation’s estimated earnings sensitivity profile as of December 31, 2003:

Change in Interest Rates (basis points)	Percentage Change in Net Interest Income (12 Months)

+200	1.46%
-200	(2.18)%

    The following table shows the Corporation’s estimated earnings sensitivity profile as of December 31, 2002:

Change in Interest Rates (basis points)	Percentage Change in Net Interest Income (12 Months)

+200	4.38%
-200	(7.42)%

   The simulation model used a 200 basis point increase in the yield curve spread evenly over a twelve-month period. The measurement at December 31, 2003 estimates that net interest income for the Corporation would increase by 1.46% over one year. A 200 basis point immediate and sustained decrease in interest rates would decrease net interest income by 2.18% over one year. In order to reduce the exposure to interest rate fluctuations and to manage liquidity, the Corporation has developed sale procedures for several types of interest-sensitive assets. All long-term, fixed rate single family residential mortgage loans underwritten according to Federal Home Loan Mortgage Corporation guidelines are sold for cash upon origination. Periodically, additional assets such as commercial loans are also sold. In 2003 and 2002, $195.8 million and $162.9 million, respectively, was realized on the sale of fixed rate residential mortgages. Management focuses its efforts on consistent net interest revenue and net interest margin growth through each of the retail and wholesale business lines. The Corporation does not currently engage in trading activities.

Capital Resources

    The Corporation continues to grow its shareholders’ equity while also providing an average annual dividend yield during 2003 of 3.05% to shareholders. Shareholders’ equity of $221.4 million on December 31, 2003 is a 5.7% increase from the $209.4 million on December 31, 2002. The primary source of capital growth for the Corporation is retained earnings. Cash dividends were $0.82 per share for 2003 and $0.71 per share for 2002. The Corporation retained 61.7% of its earnings in 2003 compared to 64.7% in 2002.

    Regulatory guidelines require bank holding companies, commercial banks, and savings banks to maintain certain minimum ratios and define companies as "well-capitalized" that sufficiently exceed the minimum ratios. The banking regulators may alter minimum capital requirements as a result of revising their internal policies and their ratings of individual institutions. To be "well-capitalized" banks and bank holding companies must maintain a Tier 1 leverage ratio of no less than 5.0%, a Tier 1 risk based ratio of no less than 6.0%, and a total risk based ratio of no less than 10.0%. The Corporation’s ratios as of December 31, 2003 were 8.73%, 11.35%, and 12.60%, respectively. Community Trust Bancorp, Inc. and it subsidiaries met the criteria for "well-capitalized" at December 31, 2003. See note 18 to the consolidated financial statements for further information.

    On February 1, 2002, the Corporation issued an additional $25 million of junior subordinated debentures to CTBI Preferred Capital Trust II (CPCTII), a wholly owned subsidiary grantor trust. CPCTII subsequently issued trust preferred securities bearing interest at an annual rate of 8.25%, having a redemption date of March 31, 2007, and maturing on March 31, 2032. Proceeds of $8 million from this offering were used to pay off a revolving line of credit; $12.4 million was used for payment of the redemption of senior notes on February 25, 2002.

    Upon the early adoption of FIN 46 effective July 1, 2003, the Corporation deconsolidated CPCTII, as well as CTBI Preferred Capital Trust, resulting in a recharacterization of the underlying consolidated debt obligations from the previous trust preferred securities obligations to junior subordinated debenture obligations. Under the current Federal Reserve Board’s regulatory framework, the junior subordinated debenture obligations both qualify as total capital for regulatory capital purposes. The Federal Reserve Board is currently evaluating whether these capital securities should continue to qualify as Tier 1 capital as a result of deconsolidating the related trust preferred securities in accordance with generally accepted accounting principals. If the Federal Reserve Board disallows the capital securities as Tier 1 regulatory capital, the effect of such a change could have a material impact on the Corporation’s regulatory ratios.

    As of December 31, 2003, management is not aware of any current recommendations by banking regulatory authorities which, if they were to be implemented, would have, or are reasonably likely to have, a material adverse impact on the Corporation’s liquidity, capital resources, or operations.

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

    Our success is dependent on the general economic conditions of the communities we serve. We provide financial and banking services primarily to eastern, northeast, central, and south central Kentucky and southern West Virginia. The economic conditions in these areas have a significant impact on loan demand, the ability of borrowers to repay loans, and the value of the collateral securing loans. A significant decline in general economic conditions will affect these local economic conditions and will negatively affect the financial results of our banking operations. Factors influencing general conditions include inflation, recession, unemployment, and other factors beyond our control. While the economies of a majority of the markets the Corporation serves are dependent to a significant extent on the coal and coal-related industries, the Corporation has determined that it has successfully diversified its loan portfolio to the extent that a significant decline in the coal or coal-related industries would not have a material impact on its banking operations. For additional information regarding concentrations of credit see note 16 to the consolidated financial statements.

Contractual Obligations and Commitments

    As disclosed in the notes to the consolidated financial statements, the Corporation has certain obligations and commitments to make future payments under contracts. At December 31, 2003, the aggregate contractual obligations and commitments are:

Contractual Obligations:	Payments Due by Period

(in thousands)	Total	1 Year	2-5 Years	After 5 Years

Deposits without stated maturity	$973,952	$973,952	$0	$0
Certificates of deposit	1,093,663	979,833	113,061	769
Federal funds purchased and other short-term borrowings	105,293	77,008	28,267	18
Advances from Federal Home Loan Bank	3,192	846	1,628	718
Long-term debt	59,500	0	0	59,500
Annual rental commitments under leases	16,732	1,213	4,153	11,366

Total	$2,252,332	$2,032,852	$147,109	$72,371

Other Commitments:	Amount of Commitment - Expiration by Period

(in thousands)	Total	1 Year	2-5 Years	After 5 Years

Standby letters of credit	$30,654	$30,592	$52	$10
Commitments to extend credit	269,095	189,884	72,884	6,327

Total	$299,749	$220,476	$72,936	$6,337

    Commitments to extend credit and standby letters of credit do not necessarily represent future cash requirements in that these commitments often expire without being drawn upon.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

    The Corporation currently does not engage in any derivative or hedging activity. Analysis of the Corporation’s interest rate sensitivity can be found above.

Item 8. Financial Statements

Consolidated Balance Sheets

(dollars in thousands) December 31	2003	2002

Assets:
Cash and due from banks	$79,907	$92,955
Federal funds sold	9,054	49,251
Securities available-for-sale at fair value
(amortized cost of $414,404 and $515,931, respectively)	421,855	527,339
Securities held-to-maturity at amortized cost
(fair value of $87,061 and $52,673, respectively)	87,497	51,243
Loans held for sale	315	2,279

Loans	1,736,260	1,634,607
Allowance for loan losses	(24,653)	(23,271)

Net loans	1,711,607	1,611,336

Premises and equipment, net	49,990	50,767
Goodwill	60,122	60,122
Core deposit intangible (net of accumulated amortization of $3,131 and
$2,552, respectively)	3,829	4,409
Other assets	49,863	38,210

Total assets	$2,474,039	$2,487,911

Liabilities and shareholders’ equity:
Deposits
Noninterest bearing	$359,403	$343,565
Interest bearing	1,708,212	1,784,151

Total deposits	2,067,615	2,127,716

Federal funds purchased and other short-term borrowings	105,293	68,431
Advances from Federal Home Loan Bank	3,192	5,617
Long-term debt	59,500	60,604
Other liabilities	17,046	16,124

Total liabilities	2,252,646	2,278,492

Shareholders’ equity:
Preferred stock, 300,000 shares authorized and unissued
Common stock, $5 par value, shares authorized 25,000,000;
shares outstanding 2003 - 13,461,600; 2002 - 13,582,995	67,308	61,741
Capital surplus	105,579	73,723
Retained earnings	43,663	66,540
Accumulated other comprehensive income, net of tax	4,843	7,415

Total shareholders’ equity	221,393	209,419

Total liabilities and shareholders’ equity	$2,474,039	$2,487,911

See notes to consolidated financial statements

Consolidated Statements of Income

(in thousands except per share data) Year Ended December 31	2003	2002	2001

Interest income:
Interest and fees on loans, including loans held for sale	$108,885	$121,460	$151,001
Interest and dividends on securities
Taxable	16,667	20,899	16,753
Tax exempt	2,215	2,704	2,885
Other, including interest on federal funds sold	747	1,487	6,196

Total interest income	128,514	146,550	176,835

Interest expense:
Interest on deposits	37,210	50,111	85,609
Interest on federal funds purchased and other short-term borrowings	1,132	1,433	3,191
Interest on advances from Federal Home Loan Bank	230	418	645
Interest on long-term debt	5,323	5,331	4,272

Total interest expense	43,895	57,293	93,717

Net interest income	84,619	89,257	83,118
Provision for loan losses	9,332	10,086	9,185

Net interest income after provision for loan losses	75,287	79,171	73,933

Noninterest income:
Service charges on deposit accounts	17,057	13,484	11,086
Gains on sales of loans, net	5,693	4,415	2,554
Trust income	2,457	2,500	2,520
Securities gains, net	3,042	1,528	775
Other	8,123	6,001	6,839

Total noninterest income	36,372	27,928	23,774

Noninterest expense:
Salaries and employee benefits	34,593	34,643	31,093
Occupancy, net	5,819	5,580	5,291
Equipment	3,688	3,626	3,593
Data processing	3,841	3,890	3,973
Stationery, printing, and office supplies	1,407	1,459	1,364
Taxes other than payroll, property, and income	2,772	2,850	2,231
FDIC insurance	319	375	395
Legal and professional fees	3,937	2,940	2,677
Other	14,359	11,978	14,321

Total noninterest expense	70,735	67,341	64,938

Income before income taxes	40,924	39,758	32,769
Income taxes	12,033	12,158	10,497

Net income	$28,891	$27,600	$22,272

Basic earnings per share	$2.14	$2.01	$1.60
Diluted earnings per share	2.11	1.99	1.59

See notes to consolidated financial statements

Consolidated Statements of Changes in Shareholders’ Equity

(in thousands except per share and share amounts)	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Total

Balance, January 1, 2001	$58,352	$54,893	$68,420	$239	$181,904
Net income			22,272		22,272
Net change in unrealized appreciation on securities available-for-sale, net of tax of $927				1,721	1,721

Comprehensive income					23,993
Cash dividends declared ($0.67 per share)			(9,297)		(9,297)
Issuance of 109,043 shares of common stock	451	1,004			1,455
Purchase of 405,038 shares of common stock	(1,674)	(4,775)			(6,449)

Balance, December 31, 2001	57,129	51,122	81,395	1,960	191,606
Net income			27,600		27,600
Net change in unrealized appreciation on securities available-for-sale, net of tax of $2,938				5,455	5,455

Comprehensive income					33,055
Cash dividends declared ($0.71 per share)			(9,770)		(9,770)
To record 10% common stock dividend	5,604	27,081	(32,685)		0
Issuance of 88,642 shares of common stock	372	1,224			1,596
Purchase of 330,090 shares of common stock	(1,364)	(5,704)			(7,068)

Balance, December 31, 2002	61,741	73,723	66,540	7,415	209,419
Net income			28,891		28,891
Net change in unrealized depreciation on securities available-for-sale, net of tax of $1,385				(2,572)	(2,572)

Comprehensive income					26,319
Cash dividends declared ($0.82 per share)			(11,055)		(11,055)
To record 10% common stock dividend	6,114	34,599	(40,713)		0
Issuance of 93,849 shares of common stock	431	1,389			1,820
Purchase of 215,244 shares of common stock	(978)	(4,132)			(5,110)

Balance, December 31, 2003	$67,308	$105,579	$43,663	$4,843	$221,393

See notes to consolidated financial statements

Consolidated Statements of Cash Flows

(in thousands) Year Ended December 31	2003	2002	2001

Cash flows from operating activities:
Net income	$28,891	$27,600	$22,272
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,418	4,458	7,451
Change in net deferred tax asset, net	561	2,448	1,465
Provision for loan and other real estate losses	9,541	10,158	9,514
Securities gains	(3,404)	(1,580)	(775)
Securities losses	362	52	0
Gains on sale of mortgage loans held for sale	(5,378)	(4,415)	(2,554)
Gains on sale of other loans	(315)	0	0
Gains (losses) on sale of assets, net	90	(22)	2
Proceeds from sale of mortgage loans held for sale	195,794	162,864	119,775
Amortization (accretion) of securities premiums, net	1,435	626	(291)
Change in mortgage loans held for sale, net	1,964	(1,033)	(534)
Changes in:
Other liabilities	2,306	(3,712)	(1,764)
Other assets	(8,549)	986	(10,505)

Net cash provided by operating activities	227,716	198,430	144,056

Cash flows from investing activities:
Securities available-for-sale:
Proceeds from sales	189,628	74,960	26,827
Proceeds from prepayments and maturities	138,504	101,875	117,166
Purchase of securities	(224,837)	(327,720)	(270,908)
Securities held-to-maturity:
Proceeds from prepayments and maturities	44,646	32,154	16,057
Purchase of securities	(81,060)	0	(50,390)
Proceeds from sale of loans	7,315	0	0
Change in loans, net	(315,128)	(99,029)	(147,726)
Purchase of premises, equipment, and other real estate	(3,065)	(3,544)	(6,403)
Proceeds from sale of premises and equipment	15	8	564
Proceeds from sale of other real estate	4,134	4,552	5,470
Assets acquired net of cash	0	(577)	(11,913)

Net cash used in investing activities	(239,848)	(217,321)	(321,256)

Cash flows from financing activities:
Change in deposits, net	(60,101)	(28,056)	211,856
Change in federal funds purchased and other short-term borrowings, net	36,862	(14,153)	23,633
Payments on advances from Federal Home Loan Bank	(2,425)	(3,908)	(3,801)
Proceeds from junior subordinated debentures	0	25,000	0
Payments on long-term debt	(1,104)	(12,340)	(116)
Issuance of common stock	1,820	1,596	1,455
Purchase of common stock	(5,110)	(7,068)	(6,449)
Dividends paid	(11,055)	(9,770)	(9,297)

Net cash provided by (used in) financing activities	(41,113)	(48,699)	217,281

Net increase (decrease) in cash and cash equivalents	(53,245)	(67,590)	40,081
Cash and cash equivalents at beginning of year	142,206	209,796	169,715

Cash and cash equivalents at end of year	$88,961	$142,206	$209,796

See notes to consolidated financial statements

Notes to Consolidated Financial Statements

1. Accounting Policies

    Basis of Presentation – The consolidated financial statements include Community Trust Bancorp, Inc. (the "Corporation") and its subsidiaries, including its principal subsidiary, Community Trust Bank, Inc. (the "Bank"). Intercompany transactions and accounts have been eliminated in consolidation. In preparing the consolidated financial statements, management must make certain estimates and assumptions. These estimates and assumptions affect the amounts reported for assets, liabilities, revenues, and expenses, as well as affecting the disclosures provided. Future results could differ from the current estimates. Such estimates include, but are not limited to, the allowance for loan losses, fair value of securities and mortgage servicing rights, and goodwill (the excess of cost over net assets acquired).

    Nature of Operations – Substantially all assets, liabilities, revenues, and expenses are related to banking operations, including lending, investing of funds, obtaining of deposits, trust operations, full service brokerage operations, and other financing. All of the Corporation’s business offices and the majority of its business are located in eastern, northeast, central, and south central Kentucky and southern West Virginia.

    Cash and Cash Equivalents – Cash and cash equivalents include cash on hand, amounts due from banks, interest bearing deposits in other financial institutions, and federal funds sold. Generally, federal funds are sold for one-day periods.

    Investments – Management determines the classification of securities at purchase. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, Accounting for Certain Investments in Debt and Equity Securities, the Corporation classifies securities into held-to-maturity or available-for-sale categories. Held-to-maturity securities are those which the Corporation has the positive intent and ability to hold to maturity and are reported at amortized cost. Available-for-sale securities are those the Corporation may decide to sell if needed for liquidity, asset/liability management, or other reasons. Available-for-sale securities are reported at fair value, with unrealized gains and losses included as a separate component of shareholders’ equity, net of tax. If declines in fair value are not temporary, the carrying value of the securities is written down to fair value as a realized loss.

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

    Allowance for Loan Losses – The adequacy of the allowance is reviewed quarterly by management using a methodology that includes several key factors. The Corporation utilizes an internal risk grading system for commercial credits, and those larger commercial credits identified through this grading system as having weaknesses are individually reviewed for the customer's ability and potential to repay their loans. The borrower’s cash flow, adequacy of collateral held for the loan, and other options available to the Corporation including legal avenues are all evaluated. Based upon this individual credit evaluation, a specific allocation to the allowance may be made for the loan.

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

    The Corporation has not substantively changed any aspect of its overall approach in the determination of the allowance for loan losses since January 2002 when it converted to an eight quarter moving average for determining historical loss rates, using specific allocations for homogenous pools of loans, and applying the inherent risk factors discussed above against the total loan portfolio instead of against the preliminary allowance calculation as was done previously. There have been no material changes in assumptions or estimation techniques as compared to prior years that impacted the determination of the current year allowance.

    Premises and Equipment – Premises and equipment are stated at cost less accumulated depreciation and amortization. Capital leases are included in premises and equipment at the capitalized amount less accumulated amortization.

    Depreciation and amortization are computed primarily using the straight-line method. Estimated useful lives range up to 40 years for buildings, 2 to 10 years for furniture, fixtures, and equipment, and up to the lease term for leasehold improvements. Capitalized leased assets are amortized on a straight-line basis over the lives of the respective leases.

    Other Real Estate – Real estate acquired by foreclosure is carried at the lower of the investment in the property or its fair value. Other real estate owned by the Corporation included in other assets at December 31, 2003 and 2002 was $7.0 million and $3.4 million, respectively.

    Goodwill and Other Intangible Assets – Effective January 1, 2002, the Corporation adopted SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment.

    The Corporation evaluated total goodwill for impairment upon adoption of SFAS No. 142 and SFAS No. 147, Acquisitions of Certain Financial Institutions, concluding that there is no impairment as determined by evaluating goodwill using fair value techniques including multiples of price/equity. Goodwill is evaluated for impairment on an annual basis.

    Upon adoption, the Corporation ceased amortizing goodwill of approximately $59.5 million arising from previous purchase transactions. This reduced amortization expense on an annual basis by $3.1 million and increased earnings on an annual basis by $2.3 million. Goodwill continues to be evaluated for impairment in accordance with SFAS No. 142. The following table shows on a pro forma basis the results for the twelve months ended December 31, 2001 had SFAS No. 142 been implemented on January 1, 2001. Amortization of core deposit intangible for the twelve months ended December 31, 2003 and 2002 was $580 thousand annually. Anticipated amortization for the next five years is $580 thousand annually.

	Twelve Months Ended December 31, 2001

	Reported Earnings	Goodwill Amortization	Pro Forma

Income before income tax expense	$32,769	$3,121	$35,890
Income tax expense	10,497	821	11,318

Net income	$22,272	$2,300	$24,572

Basic earnings per share	$1.60	$0.16	$1.76
Diluted earnings per common share	1.59	0.16	1.75

    Loan Servicing Rights – Servicing assets are recognized as separate assets when rights are acquired through purchase or through sale of financial assets with servicing retained. Capitalized servicing rights are amortized against noninterest income in proportion to, and over the period of, the estimated future life of the underlying financial assets. Servicing assets are evaluated for impairment based upon the fair value of the rights as compared to amortized cost. Fair value is determined using prices for similar assets with like characteristics. Impairment is recorded to a capitalized servicing rights valuation reserve and recognized through earnings to the extent that fair value is less than the capitalized amount.

    Income Taxes – Income tax expense is based on the taxes due on the consolidated tax return plus deferred taxes based on the expected future tax consequences of temporary differences between carrying amounts and tax bases of assets and liabilities, using enacted tax rates.

    Earnings Per Share ("EPS") – Basic EPS is calculated by dividing net income available to common shareholders by the weighted average number of common shares outstanding.

    Diluted EPS adjusts the number of weighted average shares of common stock outstanding under the treasury stock method, which includes the dilutive effect of stock options.

    Basic and diluted EPS have been restated for 2001 and 2002 to reflect the 10 percent common stock dividend paid on December 15, 2003.

    New Accounting Pronouncements –

    Accounting for Stock-Based Compensation—Transition and Disclosure - In December 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 148, Accounting for Stock-Based Compensation--Transition and Disclosure. This statement amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require disclosures in both annual and interim financial statements regarding the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for fiscal years ending after December 15, 2002. Adoption of SFAS No. 148 did not have a material impact on the Corporation's consolidated financial statements. As permitted by SFAS No. 148, the Corporation will continue to apply the provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock-Based Compensation, for all employee stock option grants and has elected to disclose pro forma net income and earnings per share amounts as if the fair-value based method had been applied in measuring compensation costs.

    Had compensation cost for the Corporation’s stock options granted in 2003, 2002, and 2001 been determined under the fair value approach described in SFAS No. 123, Accounting for Stock-Based Compensation, the Corporation’s net income and earnings per share would have been reduced to the pro forma amounts indicated below:

(in thousands, except per share amounts) Years ended December 31		2003	2002	2001

Net income as reported		$28,891	$27,600	$22,272
Loss effect of stock compensation		(339)	(495)	(257)

Net income pro forma		$28,552	$27,105	$22,015

Basic net income per share	As reported	$2.14	$2.01	$1.60
	Pro forma	2.10	1.98	1.58

Diluted net income per share	As reported	$2.11	$1.99	$1.59
	Pro forma	2.08	1.95	1.57

    The fair value of the options presented above was estimated at the date of the grant using a Black-Scholes option pricing model with the following weighted average assumptions for 2003, 2002, and 2001, respectively: risk-free interest rates of 2.69%, 3.68%, and 4.95%, dividend yields of 3.29%, 3.58%, and 4.86%, volatility factors of the expected market price of the Corporation’s common stock of 0.593, 0.290, and 0.300, and a weighted average expected option life of 4.0, 5.0, and 5.0.

    Consolidation of Variable Interest Entities - In January 2003, the FASB issued Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities. FIN 46 clarifies the application of Accounting Research Bulletin (“ARB”) No. 51, Consolidated Financial Statements, for certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated support from other parties. FIN 46 requires variable interest entities to be consolidated by the primary beneficiary which represents the enterprise that will absorb the majority of the variable interest entities’ expected losses if they occur, receive a majority of the variable interest entities' residual returns if they occur, or both. Qualifying special purpose entities are exempt from the consolidation requirements of FIN 46. FIN 46 is effective immediately for variable interest entities created after January 31, 2003 and for variable interest entities in which an enterprise obtains an interest after that date. FIN 46 is effective in the first fiscal year or interim period beginning after June 15, 2003 for variable interest entities in which an enterprise holds a variable interest that was acquired before February 1, 2003, with earlier adoption permitted. The Corporation adopted the provisions of FIN 46 on July 1, 2003. The adoption of FIN 46 had no material impact on the Corporation's consolidated financial statements.

    Amendment of Statement 133 on Derivative Instruments and Hedging Activities - In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain embedded derivatives, and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This Statement amends SFAS No. 133 to reflect the decisions made as part of the Derivatives Implementation Group (DIG) and in other FASB projects or deliberations. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. SFAS No. 149 was adopted by the Corporation on July 1, 2003. The Corporation has not entered into any contracts or hedging relationships; therefore, adoption of SFAS No. 149 had no effect on the Corporation's consolidated financial statements.

    Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity - In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. This Statement establishes standards for how an entity classifies and measures certain financial instruments with characteristics of both liabilities and equity. This Statement requires that an issuer classify a financial instrument that is within its scope as a liability. Many of those instruments were previously classified as equity or in some cases presented between the liabilities section and the equity section of the statement of financial position. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Corporation adopted the provisions of SFAS No. 150 on June 1, 2003. The adoption of SFAS No. 150 had no material effect on the Corporation's consolidated financial statements.

    Reclassification – Certain reclassifications have been made in the prior year consolidated financial statements to conform to current year classifications.

2. Cash and Due from Banks

    Included in cash and due from banks are noninterest bearing deposits that are required to be held at the Federal Reserve or maintained in vault cash in accordance with regulatory reserve requirements. The balance requirements were $31.8 million and $28.1 million at December 31, 2003 and 2002, respectively. Cash paid during the years ended 2003, 2002, and 2001 for interest was $45.4 million, $59.8 million, and $97.1 million, respectively. Cash paid during the same periods for income taxes was $9.3 million, $11.0 million and $9.4 million, respectively.

3. Securities

    Amortized cost and fair value of securities at December 31, 2003 are as follows:

Available-for-Sale

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. Treasury and government agencies	$34,165	$149	$0	$34,314
State and political subdivisions	89,107	2,965	0	92,072
U.S. agency mortgage-backed pass through certificates	180,236	4,252	(748)	183,740
Collateralized mortgage obligations	4,197	178	0	4,375
Other debt securities	30,538	621	(10)	31,149

Total debt securities	338,243	8,165	(758)	345,650
Marketable equity securities	76,161	44	0	76,205

	$414,404	$8,209	$(758)	$421,855

Held-to-Maturity

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. Treasury and government agencies	$9,499	$168	$0	$9,667
State and political subdivisions	3,726	177	0	3,903
U.S. agency mortgage-backed pass through certificates	74,272	0	(781)	73,491

	$87,497	$345	$(781)	$87,061

    Amortized cost and fair value of securities at December 31, 2002 are as follows:

Available-for-Sale

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. Treasury and government agencies	$88,467	$1,821	$0	$90,288
State and political subdivisions	186,984	2,362	0	189,346
U.S. agency mortgage-backed pass through certificates	154,916	7,416	(7)	162,325
Collateralized mortgage obligations	7,685	327	0	8,012
Other debt securities	18,811	49	(548)	18,312

Total debt securities	456,863	11,975	(555)	468,283
Marketable equity securities	59,068	0	(12)	59,056

	$515,931	$11,975	$(567)	$527,339

Held-to-Maturity

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. Treasury and government agencies	$37,318	$1,052	$0	$38,370
State and political subdivisions	13,925	378	0	14,303

	$51,243	$1,430	$0	$52,673

    The amortized cost and fair value of securities at December 31, 2003 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale		Held-to-Maturity

(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Due in one year or less	$33,011	$33,073	$5,650	$5,823
Due after one through five years	14,302	15,239	2,182	2,295
Due after five through ten years	33,358	35,251	5,393	5,452
Due after ten years	42,602	42,824	0	0
Mortgage-backed securities and collateralized mortgage obligations	184,432	188,114	74,272	73,491
Other securities	30,538	31,149	0	0

	338,243	345,650	87,497	87,061
Marketable equity securities	76,161	76,205	0	0

	$414,404	$421,855	$87,497	$87,061

    Pre-tax gains of $3.4 million and losses of $0.4 million were realized on sales and calls in 2003, pre-tax gains of $1.6 million and losses of $0.1 million were realized on sales and calls in 2002, and pre-tax gains of $0.8 million were realized in 2001.

    Securities in the amount of $358 million and $286 million at December 31, 2003 and 2002, respectively, were pledged to secure public deposits, trust funds, securities sold under repurchase agreements, and advances from the Federal Home Loan Bank.

   The Corporation evaluates its investment portfolio on a quarterly basis for impairment. The analysis performed as of December 31, 2003 indicates that all impairment is considered temporary, market driven, and not credit-related. In addition, all securities currently impaired have been so for less than twelve months.

Available-for-Sale

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. agency mortgage-backed pass through certificates	$34,871	$0	$(748)	$34,123
Other debt securities	1,409	0	(10)	1,399

	$36,280	$0	$(758)	$35,522

Held-to-Maturity

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. agency mortgage-backed pass through certificates	$74,272	$0	$(781)	$73,491

4. Loans

    Major classifications of loans, net of unearned income and deferred loan origination costs, are summarized as follows:

(in thousands) December 31	2003	2002

Commercial construction	$67,147	$66,797
Commercial secured by real estate	583,924	509,856
Commercial other	256,837	280,492
Real estate construction	32,495	23,311
Real estate mortgage	413,939	377,109
Consumer	368,578	366,493
Equipment lease financing	13,340	10,549

	$1,736,260	$1,634,607

    Not included in the loan balances above are loans held for sale in the amount of $0.3 million and $2.3 million at December 31, 2003 and at December 31, 2002, respectively.

    The amount of loans on a non-accruing income status was $9.7 million and $19.6 million at December 31, 2003 and December 31, 2002, respectively. Additional interest which would have been recorded during 2003, 2002, and 2001 if such loans had been accruing interest was approximately $0.9 million, $2.1 million, and $2.6 million, respectively.

    At December 31, 2003 and 2002, the recorded investment in impaired loans was $6.5 million and $14.5 million, respectively. Included in these amounts at December 31, 2003 and December 31, 2002, respectively are $3.0 million and $6.0 million of impaired loans for which specific reserves for loan losses are carried in the amounts of $1.1 million and $1.4 million. The average investment in impaired loans for 2003 and 2002 was $6.6 million and $15.0 million, respectively while interest income of $0.1 million and $0.2 million was recognized on cash payments of $0.4 million and $0.5 million.

5. Related Party Transactions

    In the ordinary course of business, the Corporation’s banking subsidiary has made loans at prevailing interest rates and terms to directors and executive officers of the Corporation or its subsidiaries, including their associates (as defined by the Securities and Exchange Commission). Management believes such loans were made on substantially the same terms, including interest rate and collateral, as those prevailing at the same time for comparable transactions with other persons. The aggregate amount of these loans at January 1, 2003 was $31.2 million. During 2003, activity with respect to these loans included new loans of $3.2 million and repayment of $2.4 million. As a result of these activities, the aggregate balance of these loans was $32.0 million at December 31, 2003.

    At December 31, 2003, 2002, and 2001, loans serviced for the benefit of others, not included in the detail above, totaled $383 million, $331 million, and $274 million, respectively.

6. Allowance for Loan Losses

    Activity in the allowance for loan losses was as follows:

(in thousands)	2003	2002	2001

Balance, beginning of year	$23,271	$23,648	$25,886
Provision charged to operations	9,332	10,086	9,185
Recoveries	3,754	3,674	4,023
Charge-offs	(11,704)	(14,137)	(15,446)

Balance, end of year	$24,653	$23,271	$23,648

7. Premises and Equipment

    Premises and equipment are summarized as follows:

(in thousands) December 31	2003	2002

Land and buildings	$57,140	$59,005
Leasehold improvements	4,826	4,328
Furniture, fixtures, and equipment	29,351	29,978
Construction in progress	343	480

	91,660	93,791
Less accumulated depreciation and amortization	(41,670)	(43,024)

	$49,990	$50,767

    Depreciation and amortization of premises and equipment for 2003, 2002, and 2001 was $3.8 million, $3.9 million, and $3.8 million, respectively.

8. Deposits

    Major classifications of deposits are categorized as follows:

(in thousands) December 31	2003	2002

Noninterest bearing deposits	$359,403	$343,565
NOW accounts	16,578	16,177
Money market deposits	380,613	425,973
Savings	217,358	202,068
Certificates of deposit of $100,000 or more	357,573	354,007
Certificates of deposit less than $100,000 and other time deposits	736,090	785,926

	$2,067,615	$2,127,716

    Interest expense on deposits is categorized as follows:

(in thousands)	2003	2002	2001

Savings, NOW, and money market accounts	$6,309	$9,007	$13,343
Certificates of deposit of $100,000 or more	10,092	13,372	22,812
Certificates of deposit less than $100,000 and other time deposits	20,809	27,732	49,454

	$37,210	$50,111	$85,609

9. Advances from Federal Home Loan Bank

    The advances from the Federal Home Loan Bank were due for repayment as follows:

(in thousands) December 31	2003	2002

Due in one year or less	$846	$2,559
Due in one to five years	1,628	2,168
Due in five to ten years	689	852
Due after ten years	29	38

	$3,192	$5,617

    These advances generally require monthly principal payments and were collateralized by Federal Home Loan Bank stock of $20.0 million and certain first mortgage loans totaling $4.3 million as of December 31, 2003. Advances totaled $3.2 million at December 31, 2003 with fixed interest rates ranging from 1.00% to 7.05% and a weighted average rate of 5.51%.

10. Borrowings

    Short-term debt is categorized as follows:

(in thousands) December 31	2003	2002

Subsidiaries:
Federal funds purchased	$7,785	$17,080
Securities sold under agreements to repurchase	96,506	51,351
Capital lease obligations, interest at lender's prime rate, payable in quarterly principal and interest installments of $53 thousand, adjusted for prime rate changes through September 2004, secured by real property. The Bank intends to exercise the purchase option that becomes available in September 2004 for $921 thousand.	1,002	0

	$105,293	$68,431

    On April 29, 2003, the Corporation entered into a revolving note agreement for a line of credit in the amount of $12 million, all of which is currently available to meet any future cash needs. The agreement will mature on April 28, 2004.

    All federal funds purchased and the majority of securities sold under agreements to repurchase mature and reprice daily. The average rates paid for federal funds purchased and repurchase agreements on December 31, 2003 were 0.78% and 1.29%, respectively.

    The maximum balance for federal funds purchased and repurchase agreements at any month-end during 2003 occurred at November 30, 2003, with a month-end balance of $112.7 million.

    Long-term debt is categorized as follows:

(in thousands) December 31	2003	2002

Parent:
Junior subordinated debentures, 9.00%, due 3/31/27	$34,500	$34,500
Junior subordinated debentures, 8.25%, due 3/31/32	25,000	25,000
Subsidiaries:
Capital lease obligations	0	1,102
Other	0	2

	$59,500	$60,604

    The 9.00% junior subordinated debentures due March 31, 2027 were issued by the Corporation to CTBI Preferred Capital Trust (CPCT). The 8.25% junior subordinated debentures due March 31, 2032 were issued by the Corporation to CTBI Preferred Capital Trust II (CPCTII). The Corporation has fully and unconditionally guaranteed all of CPCT’s and CPCTII’s obligations under trust preferred securities issued by CPCT and CPCTII.

    Upon the early adoption of FIN 46 effective July 1, 2003, the Corporation deconsolidated both CPCT and CPCTII resulting in a recharacterization of the underlying consolidated debt obligations from the previous trust preferred securities obligations to junior subordinated debenture obligations. Under the current Federal Reserve Board’s regulatory framework, both the junior subordinated debenture obligations qualify as total capital for regulatory capital purposes. The Federal Reserve Board is currently evaluating whether these capital securities should continue to qualify as Tier 1 capital as a result of deconsolidating the related trust preferred securities in accordance with generally accepted accounting principles. If the Federal Reserve Board disallows the capital securities as Tier 1 regulatory capital, the effect of such a change could have a material impact on the Corporation’s regulatory ratios.

11. Federal Income Taxes

    The components of the provision for income taxes, exclusive of tax effect of unrealized securities gains, are as follows:

(in thousands)	2003	2002	2001

Current income taxes	$11,472	$9,710	$9,032
Deferred income taxes	561	2,448	1,465

	$12,033	$12,158	$10,497

    The components of the net deferred tax asset as of December 31 are as follows:

(in thousands)	2003	2002

Deferred tax assets
Allowance for loan losses	$9,234	$8,036
Interest on nonperforming loans	856	1,715
Other	1,481	1,242

Total deferred tax assets	11,571	10,993

Deferred tax liabilities
Depreciation	(5,841)	(5,168)
FHLB stock dividends	(3,293)	(3,020)
Other	(2,367)	(2,174)

Total deferred tax liabilities	(11,501)	(10,362)

Net deferred tax asset	$70	$631

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

(in thousands)	2003	2002	2001

Tax at statutory rate	$14,323	$13,915	$11,469
Tax-exempt interest	(1,037)	(1,233)	(1,288)
Other, net	(1,253)	(524)	316

	$12,033	$12,158	$10,497

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

    The Corporation currently contributes 4% of covered employees’ gross wages to the employee stock ownership plan (ESOP) portion of the plan. The ESOP uses the contribution to acquire shares of the Corporation’s common stock. The KSOP plan owned 1,000,706 shares of Corporation stock at December 31, 2003. Substantially all shares owned by the KSOP were allocated to employees’ accounts at December 31, 2003. The market price of the shares at the date of allocation is essentially the same as the market price at the date of purchase.

    The total retirement plan expense, including KSOP expense, for 2003, 2002, and 2001 was $1.6 million, $1.6 million and $1.4 million, respectively.

    The Corporation currently maintains two incentive stock option plans covering key employees; however, only one plan is active. The 1998 Stock Option Plan ("1998 Plan") was approved by the Board of Directors and the Shareholders in 1998. The 1998 Plan had 951,665 shares authorized, 405,380 of which were available at December 31, 2003 for future grants. All options granted have a maximum term of ten years. Options granted as management retention options vest after five years, all other options vest ratably over four years.

    The Corporation has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25") and related interpretations in accounting for its employee stock options. Under APB 25, because the exercise price of all employee stock options equals the market price of the underlying stock on the date of the grant, no compensation expense is recognized.

    The Corporation’s stock option activity for the 1998 Plan for the years ended December 31, 2003, 2002, and 2001 is summarized as follows:

December 31	2003		2002		2001

	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price

Outstanding at beginning of year	514,744	$17.23	335,240	$15.21	285,973	$15.87
Granted	115,199	23.08	190,575	20.67	133,705	14.05
Exercised	(37,594)	17.56	(8,891)	15.28	(6,475)	15.00
Forfeited/expired	(46,064)	17.31	(2,180)	16.25	(77,963)	15.63

Outstanding at end of year	546,285	$18.43	514,744	$17.23	335,240	$15.21

Exercisable at end of year	39,580	$14.59	36,895	$14.84	24,852	$15.21

    The 1998 Stock Option Plan had options with the following remaining lives at December 31, 2003:

1998 Option Plan

Remaining Life	Outstanding Options	Weighted Average Price

Five years	70,948	$16.89
Six years	79,787	13.90
Seven years	108,446	14.29
Eight years	181,198	20.79
Nine years	105,906	23.08

Total outstanding	546,285

Weighted average price		$18.43

    The 1989 Stock Option Plan ("1989 Plan") has no remaining options available for grant. The maximum term is ten years. Options granted as management retention options vest after five years, all other options vest ratably over four years.

    The Corporation’s stock option activity for the 1989 Plan for the years ended December 31, 2003, 2002, and 2001 is summarized as follows:

December 31	2003		2002		2001

	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price

Outstanding at beginning of year	120,834	$14.72	169,820	$15.15	228,158	$14.32
Exercised	(22,786)	14.87	(40,934)	16.40	(57,908)	11.80
Forfeited/expired	0	0	(8,052)	15.36	(430)	17.03

Outstanding at end of year	98,048	$14.68	120,834	$14.72	169,820	$15.15

Exercisable at end of year	98,048	$14.68	120,834	$14.72	83,073	$14.25

    The 1989 Stock Option Plan had options with the following remaining lives at December 31, 2003:

1989 Option Plan

Remaining Life	Outstanding Options	Weighted Average Price

One year or less	2,918	$21.42
Two years	1,990	13.20
Three years	41,668	12.83
Four years	47,080	15.35
Five years	4,392	21.26

Total outstanding	98,048

Weighted average price		$14.68

    The related information for the 1998 Plan for 2003, 2002, and 2001 is summarized in note 1. No options were granted in 2003, 2002, or 2001 from the 1989 Plan.

    The weighted average fair value of options granted during the years 2003, 2002, and 2001 was $4.53, $4.83, and $3.25 per share, respectively.

13. Operating Leases

    Certain premises and equipment are leased under operating leases. Minimum rental payments are as follows:

(in thousands)

2004	$1,213
2005	1,150
2006	1,137
2007	1,087
2008	779
Thereafter	11,366

$16,732

    Rental expense net of rental income under operating leases was $0.5 million, $0.6 million, and $0.7 million in 2003, 2002, and 2001, respectively.

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

    Other Financial Instruments - The estimated fair value for other financial instruments and off-balance sheet loan commitments approximates cost at December 31, 2003 and 2002. Off-balance sheet loan commitments at December 31, 2003 and 2002 were $299.7 million and $281.3 million, respectively.

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

(in thousands) December 31	2003		2002

	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value

Financial assets
Cash and cash equivalents	$88,961	$88,961	$142,206	$142,206
Securities	509,352	508,916	578,582	580,012
Loans and loans held for sale	1,736,575	1,898,448	1,636,886	1,791,458

	$2,334,888	$2,496,325	$2,357,674	$2,513,676

Financial liabilities
Deposits	$2,067,615	$2,074,022	$2,127,716	$2,139,843
Short-term borrowings	105,293	104,536	68,431	68,431
Advances from Federal Home Loan Bank	3,192	3,244	5,617	5,915
Long-term debt	59,500	66,295	60,604	62,756

	$2,235,600	$2,248,097	$2,262,368	$2,276,945

15. Off-Balance Sheet Transactions and Guarantees

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

    At December 31, the Bank had the following financial instruments, whose approximate contract amounts represent credit risk:

(in thousands)	2003	2002

Standby letters of credit	$30,654	$22,763
Commitments to extend credit	269,095	258,515

    Standby letters of credit represent conditional commitments to guarantee the performance of a third party. The credit risk involved is essentially the same as the risk involved in making loans. At December 31, 2003, the Corporation maintained a credit loss reserve of approximately $0.02 million relating to these financial standby letters of credit. The reserve coverage calculation was determined using essentially the same methodology used for the allowance for loan losses. Approximately 84% of the total standby letters of credit are secured, with $20.9 million of the total $30.7 million secured by cash. Collateral for the remaining secured standby letters of credit varies but is comprised primarily of accounts receivable, inventory, property, equipment, and income-producing properties.

    Commitments to extend credit are agreements to lend to a customer as long as there is no violation of the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The Bank evaluates each customer’s credit-worthiness on a case-by-case basis. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. A portion of the commitments is to extend credit at fixed rates. Fixed rate loan commitments at December 31, 2003 of $23.5 million had interest rates and terms ranging predominantly from 4.75% to 8.13% and 6 months to 1 year, respectively. These credit commitments were based on prevailing rates, terms, and conditions applicable to other loans being made at December 31, 2003.

16. Concentrations of Credit Risk

    The Corporation’s banking subsidiary grants commercial, residential, and consumer loans to customers primarily located in eastern, northeast, central, and south central Kentucky and southern West Virginia. The Bank is continuing to increase all components of its portfolio mix in a manner to reduce risk from changes in economic conditions. Concentrations of credit, as defined for regulatory purposes, are reviewed quarterly by management to ensure that internally established limits based on Tier 1 Capital plus the allowance for loan losses are not exceeded. At December 31, 2003 and 2002, the Corporation’s concentration of coal mining and related support industries credits based on established limits was 44% and 42% of Tier 1 Capital plus the allowance for loan losses, respectively. Agricultural credits at December 31, 2003 and 2002 were 40% and 41% of Tier 1 Capital plus the allowance for loan losses, respectively. These exposures were in the tobacco, beef cattle, dairy, and equine subsectors of this industry. Hotel/motel industry credits at December 31, 2003 and 2002 were 37% and 32%, respectively. Apartment and rental housing credits at December 31, 2003 and 2002 were 27% and 25%, respectively. These percentages are within the Corporation’s internally established limits regarding concentrations of credit.

17. Commitments and Contingencies

    The Corporation and its subsidiaries, and from time to time, its officers are named defendants in legal actions arising from ordinary business activities. Management, after consultation with legal counsel, believes these actions are without merit or that the ultimate liability, if any, will not materially affect the Corporation’s consolidated financial position or results of operations.

18. Regulatory Matters

    The Corporation’s principal source of funds is dividends received from the subsidiary bank. Regulations limit the amount of dividends that may be paid by the Corporation’s banking subsidiary without prior approval. During 2004, approximately $27.5 million plus any 2004 net profits can be paid by the Corporation’s banking subsidiary without prior regulatory approval.

    The Federal Reserve Bank adopted quantitative measures which assign risk weightings to assets and off-balance-sheet items and also define and set minimum regulatory capital requirements (risk-based capital ratios). All banks are required to have a minimum Tier 1 (core capital) leverage ratio of at least 4% of adjusted quarterly average assets, Tier 1 capital of at least 4% of risk-weighted assets, and total capital of at least 8% of risk-weighted assets. Tier 1 capital consists principally of shareholders’ equity including capital-qualifying subordinated debt but excluding unrealized gains and losses on securities available-for-sale, less goodwill and certain other intangibles. Total capital consists of Tier 1 capital plus certain debt instruments and the reserve for credit losses, subject to limitation. Failure to meet certain capital requirements can initiate certain actions by regulators that, if undertaken, could have a direct material effect on the consolidated financial statements of the Corporation. The regulations also define well-capitalized levels of Tier 1 leverage, Tier 1, and total capital as 5%, 6%, and 10%, respectively. The Corporation had Tier 1 leverage, Tier 1, and total capital ratios above the well-capitalized levels at December 31, 2003 and 2002. Management believes, as of December 31, 2003, the Corporation meets all capital adequacy requirements for which it is subject to be defined as well-capitalized under the regulatory framework for prompt corrective action.

    Under the current Federal Reserve Board’s regulatory framework, certain capital securities offered by wholly-owned unconsolidated trust preferred entities of the Corporation are included as Tier 1 regulatory capital. The Federal Reserve Board is currently evaluating whether these capital securities should continue to qualify as Tier 1 capital as a result of deconsolidating the related trust preferred securities in accordance with generally accepted accounting principals. If the Federal Reserve Board disallows the capital securities as Tier 1 regulatory capital, the effect of such a change could have a material impact on the Corporation’s regulatory ratios.

Consolidated Capital Ratios

	Actual		For Capital Adequacy Purposes		To Be Well-Capitalized Under Prompt Corrective Action Provision

(in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2003:
Tier 1 capital
(to average assets)	$211,751	8.73%	$97,022	4.00%	$121,278	5.00%
Tier 1 capital
(to risk weighted assets)	211,751	11.35	74,626	4.00	111,939	6.00
Total capital
(to risk weighted assets)	235,047	12.60	149,236	8.00	186,545	10.00

As of December 31, 2002:
Tier 1 capital
(to average assets)	$196,325	8.23%	$95,419	4.00%	$119,274	5.00%
Tier 1 capital
(to risk weighted assets)	196,325	10.98	71,521	4.00	107,281	6.00
Total capital
(to risk weighted assets)	218,653	12.22	143,144	8.00	178,930	10.00

19. Parent Company Financial Statements

Condensed Balance Sheets

(in thousands) December 31	2003	2002

Assets:
Cash on deposit	$3,707	$2,264
Securities available-for-sale	243	187
Investment in and advances to subsidiaries	274,297	263,035
Excess of cost over net assets acquired (net of accumulated amortization)	4,973	4,973
Other assets	4,600	2,827

Total assets	$287,820	$273,286

Liabilities and shareholders’ equity:
Subordinated debt	$61,341	$61,341
Other liabilities	5,086	2,526

Total liabilities	66,427	63,867

Shareholders’ equity	221,393	209,419

Total liabilities and shareholders’ equity	$287,820	$273,286

Condensed Statements of Income

(in thousands) Year Ended December 31	2003	2002	2001

Income:
Dividends from subsidiary banks	$18,660	$17,155	$28,296
Other income	79	70	14

Total income	18,739	17,225	28,310

Expenses:
Interest expense	5,415	5,425	4,604
Amortization expense	0	6	406
Other expenses	1,018	857	812

Total expenses	6,433	6,288	5,822

Income before income taxes and equity in undistributed income of subsidiaries	12,306	10,937	22,488
Applicable income taxes	(2,715)	(2,476)	(1,873)

Income before equity in undistributed income of subsidiaries	15,021	13,413	24,361
Equity in undistributed income of subsidiaries	13,870	14,187	(2,089)

Net income	$28,891	$27,600	$22,272

Condensed Statements of Cash Flows

(in thousands) Year Ended December 31	2003	2002	2001

Cash flows from operating activities:
Net income	$28,891	$27,600	$22,272
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization, net	0	6	406
Equity in undistributed earnings of subsidiaries	(13,870)	(14,187)	2,089
Change in other assets and liabilities, net	2,831	(6,698)	(1,413)

Net cash provided by operating activities	17,852	6,721	23,354

Cash flows from investing activities:
Payments to acquire subsidiary	0	(1,639)	(15,063)
Repayment of investments in and advances to subsidiaries	0	16	1,800
Other	(2,066)	12	0

Net cash used in investing activities	(2,066)	(1,611)	(13,263)

Cash flows from financing activities:
Dividends paid	(11,055)	(9,770)	(9,297)
Net repurchase of common stock	(3,288)	(5,472)	(4,994)
Proceeds from long-term debt	0	25,773	0
Repayment of long-term debt	0	(12,230)	0
Proceeds from short-term debt	0	0	2,500
Repayment of short-term debt	0	(8,000)	0

Net cash used in financing activities	(14,343)	(9,699)	(11,791)

Net increase (decrease) in cash and cash equivalents	1,443	(4,589)	(1,700)
Cash and cash equivalents at beginning of year	2,264	6,853	8,553

Cash and cash equivalents at end of year	$3,707	$2,264	$6,853

20. Earnings Per Share

    The following table sets forth the computation of basic and diluted earnings per share:

Year Ended December 31	2003	2002	2001

Numerator:
Net income (in thousands)	$28,891	$27,600	$22,272

Denominator:
Basic earnings per share:
Weighted average shares	13,473,559	13,722,355	13,935,186
Diluted earnings per share:
Effect of dilutive securities - stock options	203,620	145,852	61,968

Adjusted weighted average shares	13,677,179	13,868,207	13,997,154

Earnings per share:
Basic earnings per share	$2.14	$2.01	$1.60
Diluted earnings per share	2.11	1.99	1.59

    At December 31, 2003, all outstanding stock options were used in the computation of diluted earnings per share. At December 31, 2002, 121,000 stock options at a price of $21.99 were outstanding and were not used in the computation of diluted earnings per share because their exercise price was greater than the average market value of the common stock. At December 31, 2001, 81,530 stock options at prices ranging from $17.07 to $21.42 and a weighted average price of $18.87 were outstanding and were not used in the computation of diluted earnings per share because their exercise price was greater than the average market value of the common stock.

21. Accumulated Other Comprehensive Income

    The Corporation has elected to present the disclosure required by SFAS No. 130, Reporting Comprehensive Income, in the consolidated Statements of Changes in Shareholders' Equity. The subtotal Comprehensive income represents total comprehensive income as defined in the statement. Reclassification adjustments, related tax effects allocated to changes in equity, and accumulated other comprehensive income as of and for the years ended December 31 were as follows:

(in thousands)	2003	2002	2001

Reclassification adjustment, pretax:
Change in unrealized net gains arising during year	$(915)	$9,921	$3,423
Reclassification adjustment for net gains included in net income	(3,042)	(1,528)	(775)

Change in unrealized gains on securities available-for-sale	(3,957)	8,393	2,648

Related tax effects:
Change in unrealized net gains arising during year	(320)	3,473	1,198
Reclassification adjustment for net gains included in net income	(1,065)	(535)	(271)

Change in unrealized gains on securities available-for-sale	(1,385)	2,938	927

Reclassification adjustment, net of tax:
Change in unrealized net gains arising during year	(595)	6,448	2,225
Reclassification adjustment for net gains included in net income	(1,977)	(993)	(504)

Change in unrealized gains on securities available-for-sale	$(2,572)	$5,455	$1,721

Report of Independent Auditors

To the Board of Directors and Shareholders
Community Trust Bancorp, Inc.
Pikeville, Kentucky

    We have audited the accompanying consolidated balance sheets of Community Trust Bancorp, Inc. and subsidiaries (“the Corporation”) as of December 31, 2003 and 2002, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Community Trust Bancorp, Inc. and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

    As discussed in Note 1 to the consolidated financial statements, the Corporation adopted the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” effective January 1, 2002.

/s/ Deloitte & Touche LLP
Louisville, Kentucky
March 12, 2004

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

    None

Item 9A. Controls and Procedures

    As of the end of the quarter ended December 31, 2003, the Corporation performed an evaluation, under the supervision and with the participation of the Corporation's management, including the Corporation's Principal Executive Officer and Principal Financial Officer, of the effectiveness and the design and operation of the Corporation's disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934. Based upon that evaluation, the Principal Executive Officer and the Principal Financial Officer concluded that the Corporation's disclosure controls and procedures are effective in timely alerting them to material information relating to the Corporation required to be included in the Corporation's periodic SEC filings. Since the date of the Corporation's most recent evaluation, there were no significant changes in the Corporation's internal controls or in other factors that could significantly affect these controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

Equity Compensation Plan Information

    The following table provides information as of December 31, 2003, with respect to compensation plans under which common shares of the Corporation are authorized for issuance to officers or employees in exchange for consideration in the form of services provided to the Corporation and/or its subsidiaries. The Corporation currently maintains two incentive stock option plans covering key employees; however, only one plan is active. The 1998 Stock Option Plan ("1998 Plan") was approved by the Board of Directors and the Shareholders in 1998. The 1998 Plan had 951,665 shares authorized, 405,380 of which were available at December 31, 2003 for future grants. The 1989 Stock Option Plan ("1989 Plan") was approved by the Board of Directors and the Shareholders in 1989. The 1989 Stock Option Plan ("1989 Plan") has no remaining options available for grant.

	A	B	C

Plan Category	Number of Common Shares to be Issued Upon Exercise of Outstanding Options	Weighted Average Exercise Price of Issuance Outstanding Options	Number of Securities Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in Column A)

Equity compensation plans approved by shareholders	644,333	$17.86	405,380

Equity compensation plans not approved by shareholders	0	0	0

Total	644,333	$17.86	405,380

    Additional information regarding the Corporation’s stock option plans can be found in notes 1 and 12 to the consolidated financial statements.

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

Item 14. Principal Accountant Fees and Services

    The information required by this Item is omitted because the Corporation is filing a definitive proxy statement pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report which includes the required information. The required information contained in the Corporation’s proxy statement is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)	The following documents are filed as a part of this report:
Financial Statements and Financial Statement Schedules

Exhibit No.	Description of Exhibits

3.1	Articles of Incorporation and all amendments thereto (incorporated by reference to registration statement no. 33-35138)

3.2	By-laws of the Corporation, as amended July 25, 1995 (incorporated by reference to registration statement no. 33-61891)

10.1
Community Trust Bancorp, Inc. Savings and Employee Stock Ownership Plan (Revised November 2002) (incorporated herein by reference to Form 10-K for the fiscal year ended December 31, 2002 under SEC file no. 000-111-29)

10.2
Second restated Pikeville National Corporation 1989 Stock Option Plan (commonly known as Community Trust Bancorp, Inc. 1989 Stock Option Plan) (incorporated by reference to registration statement no. 33-36165)

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

10.5	Senior Management Incentive Compensation Plan (2004)

21	List of subsidiaries

23.1	Consent of Deloitte & Touche LLP, Independent Auditors

31.1	Certification of Principal Executive Officer (Jean R. Hale, Vice Chairman, President and CEO)

31.2	Certification of Principal Financial Officer (Kevin J. Stumbo, Executive Vice President/Controller)

32.1	Certification of Jean R. Hale, Vice Chairman, President and CEO, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)

32.2	Certification of Kevin J. Stumbo, Executive Vice President/Controller, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K required to be filed during the last quarter of 2003
1.) On October 15, 2003, the Corporation issued a Form 8-K announcing third quarter earnings. (incorporated herein by reference to Form 8-K filed under SEC file no. 000-111-29)
2.) On October 29, 2003, the Corporation issued a Form 8-K with respect to the declaration of a 10% stock dividend. (incorporated herein by reference to Form 8-K filed under SEC file no. 000-111-29)

3.) On October 31, 2003, the Corporation issued a Form 8-K announcing the addition of James R. Ramsey to the Board of Directors. (incorporated herein by reference to Form 8-K filed under SEC file no. 000-111-29)

(c)	Exhibits
The response to this portion of Item 15 is submitted as a separate section of this report.

(d)	Financial Statement Schedules
None

SIGNATURES

    Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf the undersigned, thereunto duly authorized.

COMMUNITY TRUST BANCORP, INC.

Date: March 15, 2004	By:	/s/ Jean R. Hale
Jean R. Hale
Vice Chairman, President and CEO

By:	/s/ Kevin J. Stumbo
Kevin J. Stumbo
Executive Vice President/Controller

Signatures

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

March 15, 2004	/s/ Burlin Coleman	Chairman of the Board and Director

Burlin Coleman

March 15, 2004	/s/ Jean R. Hale	Vice Chairman, President and Chief Executive Officer

Jean R. Hale

March 15, 2004	/s/ Kevin J. Stumbo	Executive Vice President and Controller

Kevin J. Stumbo

March 15, 2004	/s/ Charles J. Baird	Director

Charles J. Baird

March 15, 2004	/s/ Nick A. Cooley	Director

Nick A. Cooley

March 15, 2004	/s/ William A. Graham, Jr.	Director

William A. Graham, Jr.

March 15, 2004	/s/ M. Lynn Parrish	Director

M. Lynn Parrish

March 15, 2004	/s/ E. M. Rogers	Director

E. M. Rogers

March 15, 2004	/s/ James R. Ramsey	Director

James R. Ramsey

COMMUNITY TRUST BANCORP, INC. AND SUBSIDIARIES

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibits

3.1	Articles of Incorporation and all amendments thereto (incorporated herein by reference)

3.2	By-laws of the Corporation, as amended July 25, 1995 (incorporated herein by reference)

10.1	Community Trust Bancorp, Inc. Savings and Employee Stock Ownership Plan (Revised November 2002) (incorporated herein by reference)

10.2	Second restated Pikeville National Corporation 1989 Stock Option Plan (commonly known as Community Trust Bancorp, Inc. 1989 Stock Option Plan) (incorporated herein by reference)

10.3	Community Trust Bancorp, Inc. 1998 Stock Option Plan (incorporated herein by reference)

10.4	Form of Severance Agreement between Community Trust Bancorp, Inc. and executive officers (currently in effect with respect to eleven executive officers) (incorporated herein by reference)

10.5	Senior Management Incentive Compensation Plan (2004)

21	List of subsidiaries

23.1	Consent of Deloitte & Touche LLP, Independent Auditors

31.1	Certification of Principal Executive Officer (Jean R. Hale, Vice Chairman, President and CEO)

31.2	Certification of Principal Financial Officer (Kevin J. Stumbo, Executive Vice President/Controller)

32.1	Certification of Jean R. Hale, Vice Chairman, President and CEO, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)

32.2	Certification of Kevin J. Stumbo, Executive Vice President/Controller, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002