Form 10-Q
period 2004-03-31
COMMUNITY TRUST BANCORP INC /KY/
filed 2004-05-07
CIK 350852

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2004

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

Common stock - 13,447,067 shares outstanding at April 30, 2004

PART I - FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

    The accompanying information has not been audited by independent public accountants; however, in the opinion of management such information reflects all adjustments necessary for a fair presentation of the results for the interim period. All such adjustments are of a normal and recurring nature.

    The accompanying condensed consolidated financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all of the disclosures normally required by accounting principles generally accepted in the United States of America or those normally made in the Registrant's annual report on Form 10-K. Accordingly, the reader of the Form 10-Q should refer to the Registrant's Form 10-K for the year ended December 31, 2003 for further information in this regard.

Condensed Consolidated Balance Sheets

(dollars in thousands except share data)	March 31 2004	December 31 2003

	(unaudited)
Assets:
Cash and due from banks	$83,229	$79,907
Federal funds sold	30,103	9,054
Securities available-for-sale at fair value
(amortized cost of $357,582 and $414,404, respectively)	366,869	421,855
Securities held-to-maturity at amortized cost
(fair value of $79,479 and $87,061, respectively)	78,890	87,497
Loans held for sale	680	315

Loans	1,770,332	1,736,260
Allowance for loan losses	(25,151)	(24,653)

Net loans	1,745,181	1,711,607

Premises and equipment, net	50,108	49,990
Goodwill	60,122	60,122
Core deposit intangible (net of accumulated amortization of $3,276 and $3,131, respectively)	3,684	3,829
Other assets	41,567	49,863
Total assets	$2,460,433	$2,474,039

Liabilities and shareholders' equity:
Deposits
Noninterest bearing	$370,298	$359,403
Interest bearing	1,685,305	1,708,212

Total deposits	2,055,603	2,067,615

Federal funds purchased and other short-term borrowings	97,047	105,293
Advances from Federal Home Loan Bank	2,798	3,192
Long-term debt	59,500	59,500
Other liabilities	19,577	17,046
Total liabilities	2,234,525	2,252,646

Shareholders' equity:
Preferred stock, 300,000 shares authorized and unissued
Common stock, $5 par value, shares authorized 25,000,000;
Shares outstanding 2004 - 13,438,429; 2003 - 13,461,600	67,192	67,308
Capital surplus	104,839	105,579
Retained earnings	47,841	43,663
Accumulated other comprehensive income, net of tax	6,036	4,843

Total shareholders' equity	225,908	221,393

Total liabilities and shareholders' equity	$2,460,433	$2,474,039

See notes to condensed consolidated financial statements.

Condensed Consolidated Statements of Income
(unaudited)

	Three months ended
	March 31
(in thousands except per share data)	2004	2003

Interest income:
Interest and fees on loans, including loans held for sale	$26,859	$27,487
Interest and dividends on securities
Taxable	3,696	4,418
Tax exempt	573	566
Other, including interest on federal funds sold	169	196

Total interest income	31,297	32,667

Interest expense:
Interest on deposits	6,879	10,467
Interest on federal funds purchased and other short-term borrowings	383	264
Interest on advances from Federal Home Loan Bank	40	70
Interest on long-term debt	1,314	1,338

Total interest expense	8,616	12,139

Net interest income	22,681	20,528
Provision for loan losses	2,133	1,547

Net interest income after provision for loan losses	20,548	18,981

Noninterest income:
Service charges on deposit accounts	4,237	3,862
Gains on sales of loans, net	459	1,521
Trust income	561	613
Securities gains, net	1	979
Other	2,757	1,571

Total noninterest income	8,015	8,546

Noninterest expense:
Salaries and employee benefits	9,691	9,061
Occupancy, net	1,441	1,506
Equipment	972	794
Data processing	997	1,003
Stationery, printing, and office supplies	326	394
Taxes other than payroll, property, and income	803	667
FDIC insurance	79	85
Other	3,885	4,101

Total noninterest expense	18,194	17,611

Income before income taxes	10,369	9,916
Income taxes	3,089	2,923

Net income	7,280	6,993

Other comprehensive income, net of tax:
Unrealized holding gains (losses) arising during period	1,193	(765)

Comprehensive income	$8,473	$6,228

Basic earnings per share	$0.54	$0.52
Diluted earnings per share	$0.53	$0.51

Average shares outstanding	13,467	13,537

See notes to condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows
(unaudited)

	Three months ended
	March 31
(in thousands)	2004	2003

Cash flows from operating activities:
Net income	$7,280	$6,993
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,091	1,089
Provision for loan and other real estate losses	2,187	1,560
Securities gains, net	(1)	(979)
Gains on sale of mortgage loans held for sale	(459)	(1,521)
Losses on sale of assets, net	4	43
Proceeds from sale of mortgage loans held for sale	17,652	53,099
Amortization of securities premiums, net	293	398
Change in mortgage loans held for sale, net	(365)	(1,872)
Changes in:
Other liabilities	1,888	3,990
Other assets	8,523	(2,455)

Net cash provided by operating activities	38,093	60,345

Cash flows from investing activities:
Securities available-for-sale:
Proceeds from sales	60,600	27,897
Proceeds from prepayments and maturities	27,728	33,060
Purchase of securities	(31,723)	(51,162)
Securities held-to-maturity:
Proceeds from prepayments and maturities	8,532	7,972
Change in loans, net	(53,600)	(45,811)
Purchase of premises, equipment, and other real estate	(1,070)	(353)
Proceeds from sale of premises and equipment	19	4
Proceeds from sale of other real estate	402	552

Net cash provided by (used in) investing activities	10,888	(27,841)

Cash flows from financing activities:
Change in deposits, net	(12,012)	(17,851)
Change in federal funds purchased and other short-term borrowings, net	(8,246)	(4,530)
Payments on advances from Federal Home Loan Bank	(394)	(871)
Payments on long-term debt	0	(24)
Issuance of common stock	543	444
Purchase of common stock	(1,400)	(2,444)
Dividends paid	(3,101)	(2,589)

Net cash used in financing activities	(24,610)	(27,865)

Net increase in cash and cash equivalents	24,371	4,639
Cash and cash equivalents at beginning of year	88,961	142,206

Cash and cash equivalents at end of period	$113,332	$146,845

See notes to condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements

Note 1 - Summary of Significant Accounting Policies

    In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments (which consist of normal recurring accruals) necessary, to present fairly the condensed consolidated financial position as of March 31, 2004 and the results of operations and cash flows for the three months ended March 31, 2004 and 2003. In accordance with accounting principles generally accepted in the United States of America for interim financial information, these statements do not include certain information and footnote disclosures required by accounting principles generally accepted in the United States of America for complete annual financial statements. Financial information as of December 31, 2003 has been derived from the audited consolidated financial statements of Community Trust Bancorp, Inc. (the “Corporation”). The results of operations and cash flows for the three months ended March 31, 2004 and 2003 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2003, included in the Corporation's Annual Report on Form 10-K.

    Principles of Consolidation - The unaudited condensed consolidated financial statements include the accounts of the Corporation and its separate and distinct, wholly owned subsidiaries Community Trust Bank, Inc. (the “ Bank ” ) and Community Trust and Investment Company. All significant intercompany transactions have been eliminated in consolidation.

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

    Accounting for Stock-Based Compensation—Transition and Disclosure - In December 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards ( “ SFAS ” ) No. 148, Accounting for Stock-Based Compensation--Transition and Disclosure. This statement amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require disclosures in both annual and interim financial statements regarding the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for fiscal years ending after December 15, 2002. Adoption of SFAS No. 148 did not have a material impact on the Corporation's consolidated financial statements. As permitted by SFAS No. 148, the Corporation will continue to apply the provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock-Based Compensation, for all employee stock option grants and has elected to disclose pro forma net income and earnings per share amounts as if the fair-value based method had been applied in measuring compensation costs.

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

    The amortized cost and fair value of securities at March 31, 2004 are summarized as follows:

Available-for-Sale

(i thousands)	Amortized Cost	Fair Value

U.S. Treasury and Government agencies	$20,058	$20,171
State and political subdivisions	48,107	51,825
U.S. agency mortgage-backed pass through certificates	190,127	194,724
Collateralized mortgage obligations	3,969	4,136
Other debt securities	30,382	31,025

Total debt securities	292,643	301,881
Marketable equity securities	64,939	64,988

Total available-for-sale securities	$357,582	$366,869

Held-to-Maturity

(in thousands)	Amortized Cost	Fair Value

U.S. Treasury and Government agencies	$4,500	$4,618
State and political subdivisions	3,001	3,171
U.S. agency mortgage-backed pass through certificates	71,389	71,690

Total held-to-maturity securities	$78,890	$79,479

    The amortized cost and fair value of securities as of December 31, 2003 are summarized as follows:

Available-for-Sale

(in thousands)	Amortized Cost	Fair Value

U.S. Treasury and Government agencies	$34,165	$34,314
State and political subdivisions	89,107	92,072
U.S. agency mortgage-backed pass through certificates	180,236	183,740
Collateralized mortgage obligations	4,197	4,375
Other debt securities	30,538	31,149

Total debt securities	338,243	345,650
Marketable equity securities	76,161	76,205

Total available-for-sale securities	$414,404	$421,855

Held-to-Maturity

(in thousands)	Amortized Cost	Fair Value

U.S. Treasury and Government agencies	$9,499	$9,667
State and political subdivisions	3,726	3,903
U.S. agency mortgage-backed pass through certificates	74,272	73,491

Total held-to-maturity securities	$87,497	$87,061

Note 3 - Loans

    Major classifications of loans are summarized as follows:

(in thousands)	March 31 2004	December 31 2003

Commercial construction	$72,351	$67,147
Commercial secured by real estate	600,030	583,924
Commercial other	243,343	256,837
Real estate construction	30,752	32,495
Real estate mortgage	434,846	413,939
Consumer	375,728	368,578
Equipment lease financing	13,282	13,340

Total loans	$1,770,332	$1,736,260

Note 4 - Borrowings

    Short-term debt consists of the following:

(in thousands)	March 31 2004	December 31 2003

Subsidiaries:
Federal funds purchased	$8,545	$7,785
Securities sold under agreements to repurchase	87,526	96,506
Capital lease obligations, interest at lender's prime rate, payable in quarterly principal and interest installments of $53 thousand, adjusted for prime rate changes through September 2004, secured by real property. The Bank intends to exercise the purchase option that becomes available in September 2004 for $921 thousand.	976	1,002

Total short-term debt	$97,047	$105,293

    On April 29, 2004, the Corporation entered into a revolving note agreement for a line of credit in the amount of $12 million, all of which is currently available to meet any future cash needs. The agreement will mature on April 28, 2005.

    All federal funds purchased and the majority of securities sold under agreements to repurchase reprice daily. The average rates paid for federal funds purchased and repurchase agreements on March 31, 2004 were 1.00% and 1.44%, respectively.

    Long-term debt consists of the following:

(in thousands)	March 31 2004	December 31 2003

Parent:
Junior subordinated debentures, 9.00%, due 3/31/27	$34,500	$34,500
Junior subordinated debentures, 8.25%, due 3/31/32	25,000	25,000

Total long-term debt	$59,500	$59,500

Note 5 - Stock-Based Compensation

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

    As required under the provisions of SFAS No. 148, the following table discloses the pro forma net income and pro forma basic and diluted earnings per share had the fair value method been applied to all stock awards for the three months ended March 31, 2004 and 2003.

		Three Months Ended March 31
(in thousands except per share amounts)		2004	2003

Net income as reported		$7,280	$6,993
Stock-based compensation expense		(272)	(523)
Tax effect		95	183

Net income pro forma		$7,103	$6,653

Basic earnings per share	As reported	$0.54	$0.52
Pro forma		0.53	0.49

Diluted earnings per share	As reported	$0.53	$0.51
Pro forma		0.52	0.48

Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Overview

    Community Trust Bancorp, Inc. (the “Corporation”) is a bank holding company headquartered in Pikeville, Kentucky. At March 31, 2004, the Corporation owned one commercial bank and one trust company. Through its subsidiaries, the Corporation has seventy-five banking locations in eastern, northeast, central, and south central Kentucky and southern West Virginia . The banking locations are segmented into eighteen markets within four regions. The Corporation had total assets of $2.5 billion and total shareholders’ equity of $225.9 million as of March 31, 2004. The Corporation’s common stock is listed on NASDAQ under the symbol CTBI. Current market participants are FTN Midwest Research Securities Corp., Cleveland, Ohio; Goldman, Sachs & Co., New York, New York; Howe Barnes Investments, Inc., Chicago, Illinois; J.J.B. Hilliard, W.L. Lyons, Inc., Louisville, Kentucky; Keefe, Bruyette & Woods, Inc., New York, New York; Merrill Lynch, Pierce, Fenner & Smith Incorporated, New York, New York; Morgan Stanley & Co., Incorporated, New York, New York; and Sandler O'Neill & Partners, New York, New York.

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

    Our accounting policies are more fully described in note 1 to the consolidated financial statements incorporated in the Annual Report on Form 10-K for the year ended December 31, 2003. We have identified the following critical accounting policies:

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

    Investments - Management determines the classification of securities at purchase. In accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, the Corporation classifies securities into held-to-maturity or available-for-sale categories. Held-to-maturity securities are those which the Corporation has the positive intent and ability to hold to maturity and are reported at amortized cost. Available-for-sale securities are those the Corporation may decide to sell if needed for liquidity, asset/liability management, or other reasons. Available-for-sale securities are reported at fair value, with unrealized gains and losses included as a separate component of shareholders’ equity, net of tax. If declines in fair value are not temporary, the carrying value of the securities is written down to fair value as a realized loss.

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

    Accounting for Stock-Based Compensation - Transition and Disclosure - In December 2002, FASB issued SFAS No. 148, Accounting for Stock-Based Compensation--Transition and Disclosure. This statement amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require disclosures in both annual and interim financial statements regarding the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for fiscal years ending after December 15, 2002. Adoption of SFAS No. 148 did not have a material impact on the Corporation's consolidated financial statements. As permitted by SFAS No. 148, the Corporation will continue to apply the provisions of APB Opinion No. 25, Accounting for Stock-Based Compensation, for all employee stock option grants and has elected to disclose pro forma net income and earnings per share amounts as if the fair-value based method had been applied in measuring compensation costs.

Dividends

    The following schedule shows the quarterly cash dividends paid for the past six quarters:

Pay Date	Record Date	Amount Per Share

April 1, 2004	March 15, 2004	$0.23
January 1, 2004	December 15, 2003	$0.23
October 1, 2003	September 15, 2003	$0.21
July 1, 2003	June 15, 2003	$0.19
April 1, 2003	March 15, 2003	$0.19
January 1, 2003	December 15, 2002	$0.19

Statement of Income Review

    The Corporation’s first quarter 2004 earnings were $7.3 million or $0.54 per share compared to $7.0 million or $0.52 per share earned during the first quarter of 2003 and $7.6 million or $0.56 per share earned during the fourth quarter of 2003.

    The Corporation had average shares outstanding of 13.5 million for both the three months ended March 31, 2004 and March 31, 2003. The following table sets forth on an annualized basis the return on average assets and return on average shareholders’ equity for the three-month periods ended March 31, 2004 and 2003:

	Three months ended
	March 31
	2004	2003

Return on average shareholders' equity	12.97%	13.38%
Return on average assets	1.18%	1.15%

Net Interest Income

    Our net interest margin of 4.09% for the quarter ended March 31, 2004 is a 35 basis point increase from the 3.74% for the quarter ended March 31, 2003 and a 16 basis point increase from the 3.93% for the quarter ended December 31, 2003. Management expects its net interest margin to stabilize as loan growth and the reallocation of earning assets from the investment portfolio to the higher yielding loan portfolio continue.

    The following table summarizes the annualized net interest spread and net interest margin for the three months ended March 31, 2004 and 2003.

	Three months ended
	March 31
	2004	2003

Yield on interest earning assets	5.62%	5.91%
Cost of interest bearing funds	1.86%	2.57%

Net interest spread	3.76%	3.34%

Net interest margin	4.09%	3.74%

Provision for Loan Losses

    The analysis of the changes in the allowance for loan losses and selected ratios is set forth below:

	Three months ended
	March 31
(in thousands)	2004	2003

Allowance balance at January 1	$24,653	$23,271
Additions to allowance charged against operations	2,133	1,547
Recoveries credited to allowance	929	1,027
Losses charged against allowance	(2,564)	(2,837)

Allowance balance at March 31, 2004	$25,151	$23,008

Allowance for loan losses to period-end loans	1.42%	1.42%
Average loans, net of unearned income	$1,744,992	$1,622,672
Provision for loan losses to average loans, annualized	0.49%	0.39%
Loan charge-offs net of recoveries, to average loans, annualized	0.38%	0.45%

    Net charge-offs for the three months ended March 31, 2004 were $1.6 million, an annualized rate of 0.38% of average loans, compared to the $1.8 million or 0.45% of average loans for the same period in 2003.

Noninterest Income

    Noninterest income decreased 6.2% for the quarter ended March 31, 2004 compared to March 31, 2003 and 1.6% compared to December 31, 2003. Noninterest income for the quarter ended March 31, 2003 included approximately $1.0 million in securities gains. Also, as residential mortgage refinancing slowed, the Corporation had a decrease in gains on sales of loans of $1.1 million from prior year and $0.5 million from prior quarter. Noninterest income was also negatively impacted by a charge to our valuation reserve for capitalized mortgage servicing rights of $0.6 million for the quarter ended March 31, 2004 compared to $0.4 million for the quarter ended March 31, 2003. Increases in deposit service charges of $0.4 million and other noninterest income of $1.2 million offset part of the decrease from prior year. Other noninterest income for the quarter ended March 31, 2004 includes $0.8 million derived from the adjustment of the carrying value of loans acquired as part of the 2002 acquisition of Citizens National Bank of Hazard to the net realizable value. These loans were recorded at acquisition at an amount estimated to be their net realizable value; however, the repayment experience on these loans has been better than expected and the carrying value of these loans has been increased to reflect the higher net value.

Noninterest Expense

    Noninterest expense of $18.2 million increased 3.3% from the $17.6 million for the first quarter 2003 and remained relatively flat to the fourth quarter 2003. The increase in noninterest expense from prior year was primarily attributable to increased personnel expense.

Balance Sheet Review

    The Corporation continues to meet the challenges of operating in an unpredictable economic environment with the accompanying uncertainties that restrain growth in its banking operations. Total assets remained relatively flat at $2.5 billion on March 31, 2004 compared to December 31, 2003. The Corporation's largest liability, deposits, remained relatively flat to December 31, 2003 as well at $2.1 billion on March 31, 2004. Noninterest bearing deposits increased 3.0% and interest-bearing deposits decreased 1.3%.

Loans

    The Corporation experienced an increase of $34.1 million in loans outstanding during the first three months of 2004 as growth has occurred in all loan three loan categories--commercial, residential real estate, and consumer.

    Nonperforming loans decreased 29.9% to $17.9 million from the $25.6 million at March 31, 2003, but increased 6.1% from the $16.9 million at December 31, 2003.

    Foreclosed properties on March 31, 2004 were $6.8 million, an increase from the $3.7 million reported at March 31, 2003 and the $6.6 million at December 31, 2003.

    The allowance for loan losses as a percentage of total loans outstanding as of March 31, 2004 remained flat to December 31, 2003 at 1.42%. The allowance for loan losses as a percentage of nonperforming loans was 140.4% at March 31, 2004 and 145.9% at December 31, 2003.

    The following tables summarize the Corporation’s nonperforming loans as of March 31, 2004 and December 31, 2003.

(in thousands)	Nonaccrual loans	As a % of Loan Balances by Category	Restructured Loans	As a % of Loan Balances by Category	Accruing Loans Past Due 90 Days or More	As a % of Loan Balances by Category	Balances

March 31, 2004
Commercial construction	$92	0.13%	$0	0.00%	$51	0.07%	$72,351
Commercial secured by real estate	4,526	0.75	451	0.08	2,336	0.39	600,030
Commercial other	2,649	1.09	1,066	0.45	613	0.25	243,343
Consumer real estate construction	134	0.44	0	0.00	50	0.16	30,752
Consumer real estate secured	3,988	0.92	0	0.00	1,640	0.38	434,846
Consumer other	34	0.01	0	0.00	290	0.08	375,728
Equipment lease financing	0	0.00	0	0.00	0	0.00	13,282

Total	$11,423	0.65%	$1,517	0.09%	$4,980	0.28%	$1,770,332

(in thousands)	Nonaccrual loans	As a % of Loan Balances by Category	Restructured Loans	As a % of Loan Balances by Category	Accruing Loans Past Due 90 Days or More	As a % of Loan Balances by Category	Balances

December 31, 2003
Commercial construction	$84	0.13%	$0	0.00%	$0	0.00%	$67,147
Commercial secured by real estate	4,165	0.71	637	0.11	1,824	0.31	583,924
Commercial other	2,269	0.88	1,089	0.42	1,076	0.42	256,837
Consumer real estate construction	134	0.41	0	0.00	0	0.00	32,495
Consumer real estate secured	3,013	0.73	0	0.00	1,984	0.48	413,939
Consumer other	40	0.01	0	0.00	579	0.16	368,578
Equipment lease financing	0	0.00	0	0.00	0	0.00	13,340

Total	$9,705	0.56%	$1,726	0.10%	$5,463	0.31%	$1,736,260

    Accruing loans past due 90 days or more decreased $0.5 million from December 31, 2003 to March 31, 2004. Management routinely reviews these loans to determine that they are all well secured and/or government guaranteed and are in the legal process of collection and/or foreclosure before continuing to accrue income.

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

Securities

    The Corporation uses its securities held-to-maturity for production of income and to manage cash flow needs through expected maturities. The Corporation uses its securities available-for-sale for income and balance sheet liquidity management. Securities available-for-sale reported at fair value decreased from $421.9 million as of December 31, 2003 to $366.9 million at March 31, 2004; the excess of market over cost increased from $7.5 million to $9.3 million. Securities held-to-maturity decreased from $87.5 million to $78.9 million during the same period. Total securities as a percentage of total assets were 20.6% as of December 31, 2003 and 18.1% as of March 31, 2004.

Liquidity and Capital Resources

    The Corporation’s liquidity objectives are to ensure that funds are available for the subsidiary bank to meet deposit withdrawals and credit demands without unduly penalizing profitability, and to ensure that funding is available for the Corporation to meet ongoing cash needs while maximizing profitability. The Corporation continues to identify ways to provide for liquidity on both a current and long-term basis. The subsidiary bank relies mainly on core deposits, certificates of deposits of $100,000 or more, repayment of principal and interest on loans and securities and federal funds sold and purchased to create long-term liquidity. The subsidiary bank also has available the sale of securities under repurchase agreements, securities available-for-sale, and Federal Home Loan Bank ("FHLB") borrowings as secondary sources of liquidity.

    Due to the nature of the markets served by the subsidiary bank, management believes that the majority of its certificates of deposit of $100,000 or more are no more volatile than its core deposits. During periods of interest rate volatility, these deposit balances have remained stable as a percentage of total deposits. In addition, an arrangement has been made with a correspondent bank for the purchase of federal funds on an unsecured basis, up to $20 million, if necessary, to meet the Corporation’s liquidity needs.

    The Corporation owns $366.9 million of securities valued at estimated fair value that are designated as available-for-sale and available to meet liquidity needs on a continuing basis. The Corporation also has available Federal Home Loan Bank advances for both liquidity and management of its asset/liability position. FHLB advances decreased from $3.2 million at December 31, 2003 to $2.8 million at March 31, 2004. FHLB borrowing capacity is $306 million. Long-term debt remained at $59,500 from December 31, 2003 to March 31, 2004. At March 31, 2004, the Corporation had $30.1 million in federal funds sold. Management projects deposits, repurchase agreements, and loans to increase during the next three months. Additionally, management projects cash flows from the Corporation's investment portfolio to generate additional liquidity over the next 90 days.

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

    The investment portfolio continues to consist of conservative, high-quality short-term issues. The majority of the investment portfolio is in U.S. Government and agency issuances. The average life of the portfolio is six years. Available-for-sale ("AFS") securities comprise 82% of the total investment portfolio. At the end of the first quarter, the AFS portfolio was $367 million or 162% of equity capital. Seventy-five percent of the pledge eligible portfolio is pledged; however, the bank has entered into an arrangement with the Federal Home Loan Bank to issue Letters of Credit to public fund accounts in lieu of pledging. This will free up the Corporation’s investment portfolio and provide more flexibility in investment and deposit gathering decisions.

    During the first three months of 2004, the Corporation continued its stock repurchase program, acquiring 50,000 shares of the Corporation's stock. The Corporation's stock repurchase program began in December 1998 with the authorization to acquire up to 500,000 shares and was increased by an additional 1,000,000 shares in July 2000. The Corporation issued a press release on May 13, 2003 announcing its intention to repurchase up to 1,000,000 additional shares. The Corporation’s stock repurchase program continues to be accretive to shareholder value. As of March 31, 2004, a total of 1,746,801 shares have been repurchased through this program.

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

    The Corporation’s principal source of funds used to pay dividends to shareholders and service long-term debt is the dividends it receives from the subsidiary bank. Various federal statutory provisions, in addition to regulatory policies and directives, limit the amount of dividends that subsidiary banks can pay without prior regulatory approval. These restrictions have had no major impact on the Corporation’s dividend policy or its ability to service long-term debt, nor is it anticipated that they would have any major impact in the foreseeable future. During the remainder of 2004, approximately $30.3 million plus any remaining 2004 net profits can be paid by the Corporation’s banking subsidiary without prior regulatory approval.

    The primary source of capital for the Corporation is retained earnings. The Corporation paid cash dividends of $0.23 per share during the first three months of 2004 and $0.19 per share the first three months of 2003. Basic earnings per share for the same periods were $0.54 and $0.52, respectively. The Corporation retained 57.4% of earnings for the first three months of 2004.

    Under guidelines issued by banking regulators, the Corporation and its subsidiary bank are required to maintain a minimum Tier 1 risk-based capital ratio of 4% and a minimum total risk-based ratio of 8%. Risk-based capital ratios weight the relative risk factors of all assets and consider the risk associated with off-balance sheet items. The Corporation must also maintain a minimum Tier 1 leverage ratio of 4%. The Corporation’s Tier 1 leverage, Tier 1 risk-based, and total risk-based ratios were 8.97%, 11.63%, and 12.88%, respectively as of March 31, 2004.

    As of March 31, 2004, management is not aware of any current recommendations by banking regulatory authorities which, if they were to be implemented, would have, or would be reasonably likely to have, a material adverse impact on the Corporation’s liquidity, capital resources, or operations.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

    Interest rate risk management focuses on maintaining consistent growth in net interest income within Board-approved policy limits. The Corporation uses an earnings simulation model to analyze net interest income sensitivity to movements in interest rates. Given a 200 basis point increase to the yield curve used in the simulation model, it is estimated net interest income for the Corporation would decrease by 1.97 percent over one year and decrease by 13.87 percent over two years. A 25 basis point decrease in the yield curve would increase net interest income by an estimated 0.20 percent over one year and by 1.46 percent over two years. For further discussion of the Corporation's market risk, see the Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Market Risk included in the Annual Report on Form 10-K for the year ended December 31, 2003.

Item 4. Controls and Procedures

    As of the end of the quarter ended March 31, 2004, the Corporation performed an evaluation, under the supervision and with the participation of the Corporation's management, including the Corporation's Principal Executive Officer and Principal Financial Officer, of the effectiveness and the design and operation of the Corporation's disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934. Based upon that evaluation, the Principal Executive Officer and the Principal Financial Officer concluded that the Corporation's disclosure controls and procedures are effective in timely alerting them to material information relating to the Corporation required to be included in the Corporation's periodic SEC filings. Since the date of the Corporation's most recent evaluation, there were no significant changes in the Corporation's internal controls or in other factors that could significantly affect these controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

    Disclosure controls and procedures are corporate controls and other procedures that are designed to ensure that information required to be disclosed by the Corporation in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	None

Item 2.	Changes in Securities

(e) The following table shows shares of the Corporation's stock acquired through the stock repurchase program during the first quarter of 2004:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

January 2004	0	-	0	803,199
February 2004	0	-	0	803,199
March 2004	50,000	28.00	50,000	753,199

Total	50,000	28.00	50,000	753,199

Item 3.	Defaults Upon Senior Securities	None

Item 4.	Submission of Matters to a Vote of Security Holders	None

Item 5.	Other Information:

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
b. Reports on Form 8-K:
(1) On January 14, 2004, the Corporation issued a Form 8-K with respect to the issuance of its December 31, 2003 earnings release

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Corporation has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMUNITY TRUST BANCORP, INC.

Date: May 7, 2004	By:	/s/ Jean R. Hale

Vice Chairman, President and CEO

By:	/s/ Kevin J. Stumbo

Executive Vice President/Controller