Form 10-Q
period 2004-06-30
COMMUNITY TRUST BANCORP INC /KY/
filed 2004-08-09
CIK 350852

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2004

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

Common stock - 13,454,650 shares outstanding at July 31, 2004

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

Condensed Consolidated Balance Sheets

(dollars in thousands except share data)	June 30 2004	December 31 2003

	(unaudited)
Assets:
Cash and due from banks	$73,491	$79,907
Federal funds sold	14,669	9,054
Securities available-for-sale at fair value
(amortized cost of $333,113 and $414,404, respectively)	334,317	421,855
Securities held-to-maturity at amortized cost
(fair value of $70,411 and $87,061, respectively)	72,420	87,497
Loans held for sale	2,500	315

Loans	1,814,343	1,736,260
Allowance for loan losses	(25,782)	(24,653)

Net loans	1,788,561	1,711,607

Premises and equipment, net	50,698	49,990
Goodwill	60,122	60,122
Core deposit intangible (net of accumulated amortization of $3,421 and $3,131, respectively)	3,539	3,829
Other assets	41,973	49,863

Total assets	$2,442,290	$2,474,039

Liabilities and shareholders' equity:
Deposits
Noninterest bearing	$368,298	$359,403
Interest bearing	1,682,859	1,708,212

Total deposits	2,051,157	2,067,615

Federal funds purchased and other short-term borrowings	87,074	105,293
Advances from Federal Home Loan Bank	2,657	3,192
Long-term debt	59,500	59,500
Other liabilities	16,271	17,046

Total liabilities	2,216,659	2,252,646

Shareholders' equity:
Preferred stock, 300,000 shares authorized and unissued
Common stock, $5 par value, shares authorized 25,000,000;
Shares outstanding 2004 - 13,447,067; 2003 - 13,461,600	67,235	67,308
Capital surplus	105,108	105,579
Retained earnings	52,505	43,663
Accumulated other comprehensive income, net of tax	783	4,843

Total shareholders' equity	225,631	221,393

Total liabilities and shareholders' equity	$2,442,290	$2,474,039

See notes to condensed consolidated financial statements.

Condensed Consolidated Statements of Income
(unaudited)

	Three months ended		Six months ended
	June 30		June 30
(in thousands except per share data)	2004	2003	2004	2003

Interest income:
Interest and fees on loans, including loans held for sale	$26,884	$27,588	$53,743	$55,076
Interest and dividends on securities
Taxable	3,473	4,287	7,169	8,705
Tax exempt	550	536	1,123	1,102
Other, including interest on fed funds sold	115	277	284	472

Total interest income	31,022	32,688	62,319	65,355

Interest expense:
Interest on deposits	6,662	10,004	13,541	20,471
Interest on federal funds purchased and other short-term borrowings	356	268	739	532
Interest on advances from Federal Home Loan Bank	37	61	77	131
Interest on long-term debt	1,313	1,337	2,627	2,675

Total interest expense	8,368	11,670	16,984	23,809

Net interest income	22,654	21,018	45,335	41,546
Provision for loan losses	1,785	3,585	3,918	5,132

Net interest income after provision for loan losses	20,869	17,433	41,417	36,414

Noninterest income:
Service charges on deposit accounts	4,462	4,300	8,699	8,162
Gains on sales of loans, net	410	1,595	869	3,116
Trust income	614	634	1,175	1,247
Securities gains, net	0	1,587	1	2,566
Other	3,634	1,469	6,391	3,040

Total noninterest income	9,120	9,585	17,135	18,131

Noninterest expense:
Salaries and employee benefits	10,015	7,838	19,706	16,899
Occupancy, net	1,435	1,441	2,876	2,947
Equipment	930	973	1,902	1,767
Data processing	1,063	948	2,060	1,951
Stationery, printing, and office supplies	388	338	714	732
Taxes other than payroll, property, and income	811	671	1,614	1,338
FDIC insurance	77	84	156	168
Other	4,053	4,471	7,938	8,573

Total noninterest expense	18,772	16,764	36,966	34,375

Income before income taxes	11,217	10,254	21,586	20,170
Income taxes	3,461	3,190	6,550	6,113

Net income	7,756	7,064	15,036	14,057

Other comprehensive income, net of tax:
Unrealized holding losses arising during period	(5,253)	(326)	(4,060)	(1,091)

Comprehensive income	$2,503	$6,738	$10,976	$12,966

Basic earnings per share	$0.58	$0.52	$1.12	$1.04
Diluted earnings per share	$0.57	$0.52	$1.10	$1.03

Average shares outstanding	13,447	13,478	13,457	13,507

See notes to condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows
(unaudited)

	Six months ended
	June 30
(in thousands)	2004	2003

Cash flows from operating activities:
Net income	$15,036	$14,057
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,185	2,206
Provision for loan and other real estate losses	4,107	5,213
Securities gains, net	(1)	(2,566)
Gains on sale of mortgage loans held for sale	(869)	(3,116)
Gains (losses) on sale of assets, net	(148)	51
Proceeds from sale of mortgage loans held for sale	36,092	110,939
Amortization of securities premiums, net	590	709
Change in mortgage loans held for sale, net	(2,185)	(6,224)
Changes in:
Other liabilities	1,412	2,633
Other assets	7,496	750

Net cash provided by operating activities	63,715	124,652

Cash flows from investing activities:
Securities available-for-sale:
Proceeds from sales	60,600	72,839
Proceeds from prepayments and maturities	52,221	72,068
Purchase of securities	(31,923)	(83,555)
Securities held-to-maturity:
Proceeds from prepayments and maturities	14,881	19,450
Purchase of securities	0	(81,061)
Change in loans, net	(117,139)	(120,325)
Purchase of premises, equipment, and other real estate	(2,617)	(652)
Proceeds from sale of premises and equipment	19	4
Proceeds from sale of other real estate	1,427	1,242
Additional investment in other real estate	(35)	0

Net cash used in investing activities	(22,566)	(119,990)

Cash flows from financing activities:
Change in deposits, net	(16,458)	2,355
Change in federal funds purchased and other short-term borrowings, net	(18,219)	12,587
Payments on advances from Federal Home Loan Bank	(535)	(1,465)
Payments on long-term debt	0	(48)
Issuance of common stock	810	928
Other equity adjustments	47	0
Purchase of common stock	(1,400)	(5,089)
Dividends paid	(6,195)	(5,166)

Net cash provided by (used in) financing activities	(41,950)	4,102

Net increase (decrease) in cash and cash equivalents	(801)	8,764
Cash and cash equivalents at beginning of year	88,961	142,206

Cash and cash equivalents at end of period	$88,160	$150,970

See notes to condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements

Note 1 - Summary of Significant Accounting Policies

In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments (which consist of normal recurring accruals) necessary, to present fairly the condensed consolidated financial position as of June 30, 2004, the results of operations for the three and six months ended June 30, 2004 and 2003, and the cash flows for the six months ended June 30, 2004 and 2003. In accordance with accounting principles generally accepted in the United States of America for interim financial information, these statements do not include certain information and footnote disclosures required by accounting principles generally accepted in the United States of America for complete annual financial statements. Financial information as of December 31, 2003 has been derived from the audited consolidated financial statements of Community Trust Bancorp, Inc. (the “Corporation”). The results of operations for the three and six months ended June 30, 2004 and 2003 and the cash flows for the six months ended June 30, 2004 and 2003 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2003, included in the Corporation's Annual Report on Form 10-K.

Principles of Consolidation - The unaudited condensed consolidated financial statements include the accounts of the Corporation and its separate and distinct, wholly owned subsidiaries Community Trust Bank, Inc. (the “ Bank ” ) and Community Trust and Investment Company. All significant intercompany transactions have been eliminated in consolidation.

Goodwill and Other Intangible Assets - Effective January 1, 2002, the Corporation adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets . SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment. The Corporation evaluates total goodwill for impairment, based upon SFAS No. 142 , Goodwill and Other Intangible Assets and SFAS No. 147 , Acquisitions of Certain Financial Institutions , using fair value techniques including multiples of price/equity. Goodwill is evaluated for impairment on an annual basis.

Accounting for Stock-Based Compensation—Transition and Disclosure - In December 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 148, Accounting for Stock-Based Compensation --Transition and Disclosure. This statement amends SFAS No. 123, Accounting for Stock-Based Compensation , to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require disclosures in both annual and interim financial statements regarding the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for fiscal years ending after December 15, 2002. Adoption of SFAS No. 148 did not have a material impact on the Corporation's consolidated financial statements. As permitted by SFAS No. 148, the Corporation will continue to apply the provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock-Based Compensation , for all employee stock option grants and has elected to disclose pro forma net income and earnings per share amounts as if the fair-value based method had been applied in measuring compensation costs.

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

The amortized cost and fair value of securities at June 30, 2004 are summarized as follows:

Available-for-Sale

(in thousands)	Amortized Cost	Fair Value

U.S. Treasury and Government agencies	$15,783	$15,836
State and political subdivisions	47,827	49,496
U.S. agency mortgage-backed pass through certificates	174,990	174,493
Collateralized mortgage obligations	3,461	3,571
Other debt securities	25,912	26,151

Total debt securities	267,973	269,547
Marketable equity securities	65,140	64,770

Total available-for-sale securities	$333,113	$334,317

Held-to-Maturity

(in thousands)	Amortized Cost	Fair Value

U.S. Treasury and Government agencies	$4,500	$4,549
State and political subdivisions	2,301	2,393
U.S. agency mortgage-backed pass through certificates	65,619	63,469

Total held-to-maturity securities	$72,420	$70,411

The amortized cost and fair value of securities as of December 31, 2003 are summarized as follows:

Available-for-Sale

(in thousands)	Amortized Cost	Fair Value

U.S. Treasury and Government agencies	$34,165	$34,314
State and political subdivisions	89,107	92,072
U.S. agency mortgage-backed pass through certificates	180,236	183,740
Collateralized mortgage obligations	4,197	4,375
Other debt securities	30,538	31,149

Total debt securities	338,243	345,650
Marketable equity securities	76,161	76,205

Total available-for-sale securities	$414,404	$421,855

Held-to-Maturity

(in thousands)	Amortized Cost	Fair Value

U.S. Treasury and Government agencies	$9,499	$9,667
State and political subdivisions	3,726	3,903
U.S. agency mortgage-backed pass through certificates	74,272	73,491

Total held-to-maturity securities	$87,497	$87,061

Note 3 - Loans

Major classifications of loans are summarized as follows:

(in thousands)	June 30 2004	December 31 2003

Commercial construction	$73,264	$67,147
Commercial secured by real estate	601,881	583,924
Commercial other	252,232	256,837
Real estate construction	31,917	32,495
Real estate mortgage	456,987	413,939
Consumer	384,085	368,578
Equipment lease financing	13,977	13,340

Total loans	$1,814,343	$1,736,260

Note 4 - Borrowings

Short-term debt consists of the following:

(in thousands)	June 30 2004	December 31 2003

Subsidiaries:
Federal funds purchased	$6,155	$7,785
Securities sold under agreements to repurchase	79,971	96,506
Capital lease obligations, interest at lender's prime rate, payable in quarterly principal and interest installments of $53 thousand, adjusted for prime rate changes through September 2004, secured by real property.	948	1,002

Total short-term debt	$87,074	$105,293

On April 29, 2004, the Corporation entered into a revolving note agreement for a line of credit in the amount of $12 million, all of which is currently available to meet any future cash needs. The agreement will mature on April 28, 2005.

All federal funds purchased and the majority of securities sold under agreements to repurchase reprice daily. The average rates paid for federal funds purchased and repurchase agreements on June 30, 2004 were 1.20% and 1.35%, respectively.

Long-term debt consists of the following:

(in thousands)	June 30 2004	December 31 2003

Parent:
Junior subordinated debentures, 9.00%, due 3/31/27	$34,500	$34,500
Junior subordinated debentures, 8.25%, due 3/31/32	25,000	25,000

Total long-term debt	$59,500	$59,500

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

As required under the provisions of SFAS No. 148, the following table discloses the pro forma net income and pro forma basic and diluted earnings per share had the fair value method been applied to stock awards for the three and six months ended June 30, 2004 and 2003.

		Three Months Ended June 30		Six Months Ended June 30
(in thousands except per share amounts)		2004	2003	2004	2003

Net income as reported		$7,756	$7,064	$15,036	$14,057
Stock-based compensation expense		(262)	0	(534)	(523)
Tax effect		92	0	187	183

Net income pro forma		$7,586	$7,064	$14,689	$13,717

Basic earnings per share	As reported	$0.58	$0.52	$1.12	$1.04
Pro forma		0.56	0.52	1.09	1.02

Diluted earnings per share	As reported	$0.57	$0.52	$1.10	$1.03
Pro forma		0.55	0.52	1.07	1.00

Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations

O verview

Community Trust Bancorp, Inc. (the “Corporation”) is a bank holding company headquartered in Pikeville, Kentucky. At June 30, 2004, the Corporation owned one commercial bank and one trust company. Through its subsidiaries, the Corporation has seventy-five banking locations in eastern, northeast, central, and south central Kentucky and southern West Virginia . The banking locations are segmented into eighteen markets within four regions. The Corporation had total assets of $2.4 billion and total shareholders’ equity of $225.6 million as of June 30, 2004. The Corporation’s common stock is listed on NASDAQ under the symbol CTBI. Current market participants are FTN Midwest Research Securities Corp., Cleveland, Ohio; Goldman, Sachs & Co., New York, New York; Howe Barnes Investments, Inc., Chicago, Illinois; J.J.B. Hilliard, W.L. Lyons, Inc., Louisville, Kentucky; Keefe, Bruyette & Woods, Inc., New York, New York; Merrill Lynch, Pierce, Fenner & Smith Incorporated, New York, New York; Morgan Stanley & Co., Incorporated, New York, New York; and Sandler O'Neill & Partners, New York, New York.

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

An unallocated portion of the allowance is also determined in recognition of the inherent inability to precisely determine the loss potential in any particular loan or pool of loans. The factors considered by management in determining this amount of inherent risk include delinquency trends, current economic conditions and trends, strength of the supervision and administration of the loan portfolio, level of nonperforming loans, trend in loan losses, recovery rates associated with previously charged-off loans, concentrations within commercial credits, problem loan identification strengths and weaknesses, collateral evaluation strengths and weaknesses, and the level of financial statement exceptions. These factors are reviewed quarterly and weighted as deemed appropriate by management. The total of these weighted factors is then applied against the total loan portfolio and the allowance is adjusted accordingly.

Investments - Management determines the classification of securities at purchase. In accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities , the Corporation classifies securities into held-to-maturity or available-for-sale categories. Held-to-maturity securities are those which the Corporation has the positive intent and ability to hold to maturity and are reported at amortized cost. Available-for-sale securities are those the Corporation may decide to sell if needed for liquidity, asset/liability management, or other reasons. Available-for-sale securities are reported at fair value, with unrealized gains and losses included as a separate component of shareholders’ equity, net of tax. If declines in fair value are not temporary, the carrying value of the securities is written down to fair value as a realized loss.

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

Goodwill - The Corporation evaluates total goodwill for impairment, based upon SFAS No. 142, Goodwill and Other Intangible Assets and SFAS No. 147 , Acquisitions of Certain Financial Institutions , using fair value techniques including multiples of price/equity. Goodwill is evaluated for impairment on an annual basis.

Effects of Accounting Changes

Goodwill and Other Intangible Assets - Effective January 1, 2002, the Corporation adopted SFAS No. 142, Goodwill and Other Intangible Assets . SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment.

Accounting for Stock-Based Compensation - Transition and Disclosure - In December 2002, FASB issued SFAS No. 148, Accounting for Stock-Based Compensation--Transition and Disclosure . This statement amends SFAS No. 123, Accounting for Stock-Based Compensation , to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require disclosures in both annual and interim financial statements regarding the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for fiscal years ending after December 15, 2002. Adoption of SFAS No. 148 did not have a material impact on the Corporation's consolidated financial statements. As permitted by SFAS No. 148, the Corporation will continue to apply the provisions of APB Opinion No. 25 , Accounting for Stock-Based Compensation , for all employee stock option grants and has elected to disclose pro forma net income and earnings per share amounts as if the fair-value based method had been applied in measuring compensation costs.

The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments - In March 2004, a consensus was reached on the Emerging Issues Task Force ("EITF") Issue 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments . The EITF reached a consensus on an other-than-temporary impairment model for debt and equity securities accounted for under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities , and cost method investments. The basic model developed to evaluate whether an investment within the scope of Issue 03-1 is other-than-temporarily impaired involves a three-step process including determining whether an investment is impaired (fair value less than cost), evaluating whether the impairment is other-than-temporary (including the Corporation's intent and ability to hold the impaired securities until the cost is recovered) and, if other-than-temporary, requiring recognition of an impairment loss equal to the difference between the investment's cost and its fair value. The three-step model used to determine other-than-temporary impairments shall be applied prospectively to all current and future investments in interim or annual reporting periods beginning after June 15, 2004. At June 30, 2004, the Corporation had approximately $5.5 million in gross unrealized losses. The Corporation is evaluating the impact of this Issue.

Dividends

The following schedule shows the quarterly cash dividends paid for the past six quarters:

Pay Date	Record Date	Amount Per Share

July 1, 2004	June 15, 2004	$0.23
April 1, 2004	March 15, 2004	$0.23
January 1, 2004	December 15, 2003	$0.23
October 1, 2003	September 15, 2003	$0.21
July 1, 2003	June 15, 2003	$0.19
April 1, 2003	March 15, 2003	$0.19

Statement of Income Review

The Corporation’s second quarter 2004 earnings were $7.8 million or $0.58 per share compared to $7.1 million or $0.52 per share earned during the second quarter of 2003 and $7.3 million or $0.54 per share earned during the first quarter of 2004. Year-to-date earnings for the six months ended June 30, 2004 were $15.0 million or $1.12 per share compared to $14.1 million or $1.04 per share for the six months ended June 30, 2003.

The Corporation had average shares outstanding of 13.4 million and 13.5 million, respectively, for the three months ended June 30, 2004 and 2003. Average shares outstanding for both the six months ended June 30, 2004 and 2003 were 13.5 million. The following table sets forth on an annualized basis the return on average assets and return on average shareholders’ equity for the three and six months ended June 30, 2004 and 2003:

	Three months ended		Six months ended
	June 30		June 30
	2004	2003	2004	2003

Return on average shareholders' equity	13.81%	13.27%	13.39%	13.33%
Return on average assets	1.26%	1.14%	1.22%	1.14%

Net Interest Income

Our net interest margin of 4.09% for the quarter ended June 30, 2004 was a 34 basis point increase from the 3.75% for the quarter ended June 30, 2003 and was flat to the quarter ended March 31, 2004. Management expects its net interest margin to remain relatively stable with the redeployment of normal cash flows from the investment portfolio to the higher yielding loan portfolio.

The following table summarizes the annualized net interest spread and net interest margin for the three and six months ended June 30, 2004 and 2003.

	Three months ended		Six months ended
	June 30		June 30
	2004	2003	2004	2003

Yield on interest earning assets	5.58%	5.80%	5.60%	5.85%
Cost of interest bearing funds	1.82%	2.43%	1.84%	2.50%

Net interest spread	3.76%	3.37%	3.76%	3.35%

Net interest margin	4.09%	3.75%	4.09%	3.75%

Provision for Loan Losses

The analysis of the changes in the allowance for loan losses and selected ratios is set forth below:

	Six months ended
	June 30
(in thousands)	2004	2003

Allowance balance at January 1	$24,653	$23,271
Additions to allowance charged against operations	3,918	5,132
Recoveries credited to allowance	1,815	1,776
Losses charged against allowance	(4,604)	(6,973)

Allowance balance at June 30	$25,782	$23,206

Allowance for loan losses to period-end loans	1.42%	1.42%
Average loans, net of unearned income	$1,768,384	$1,631,541
Provision for loan losses to average loans, annualized	0.45%	0.63%
Loan charge-offs net of recoveries, to average loans, annualized	0.32%	0.64%

Net charge-offs for the three months ended June 30, 2004 were $1.2 million, an annualized rate of 0.26%, compared to $1.6 million, an annualized rate of 0.38%, for the three months ended March 31, 2004 and $3.4 million, an annualized rate of 0.83%, for the three months ended June 30, 2003. Net charge offs for the six months ended June 30, 2004 were $2.8 million, an annualized rate of 0.32% of average loans, compared to the $5.2 million or 0.64% of average loans for the same period in 2003. The decrease in net charge-offs for the quarter and year-to-date reflect management’s continued focus on asset quality as well as improvements in the overall economy in our markets.

Noninterest Income

Noninterest income decreased 4.9% for the quarter ended June 30, 2004 compared to the quarter ended June 30, 2003 but increased 13.8% compared to the quarter ended March 31, 2004. Year-to-date noninterest income decreased 5.5% from prior year. Noninterest income for the quarter ended June 30, 2003 included approximately $1.6 million in securities gains. Also, as residential mortgage refinancing slowed, the Company had a decrease in gains on sales of loans of $1.2 million in the second quarter 2004 compared to the second quarter 2003.

Noninterest income for the second quarter 2004 was positively impacted by $0.8 million pre-tax because of the improvement in the fair market value of our capitalized mortgage servicing rights. Noninterest income for the quarters ended June 30, 2003 and March 31, 2004 were negatively impacted by charges to our valuation reserve for capitalized mortgage servicing rights of $0.8 million and $0.6 million, respectively.

Noninterest income was also positively impacted by $0.5 million during the second quarter of 2004, in addition to the $0.8 million in the first quarter 2004, derived from the adjustment of the carrying value of loans acquired with the 2002 acquisition of Citizens National Bank of Hazard to its net realizable value. These loans were recorded at acquisition at an amount estimated to be their net realizable value; however, the repayment experience on these loans has been better than expected and the carrying value of these loans has been increased to reflect the higher net realizable value.

Noninterest Expense

Noninterest expense of $18.8 million is a 12.0% increase from the $16.8 million for the second quarter 2003 and a 3.2% increase from the first quarter 2004. The increase in noninterest expense from prior year and prior quarter was primarily attributable to increased personnel expense due to the filling of budgeted key positions and the accrual of a performance-based incentive in the amount of $0.8 million.

Balance Sheet Review

Total assets decreased 1.3% to $2.4 billion on June 30, 2004 compared to December 31, 2003. The Corporation's largest liability, deposits, decreased less than 1% remaining at $2.1 billion from December 31, 2003 to June 30, 2004. Noninterest bearing deposits increased 2.5% and interest-bearing deposits decreased 1.5%.

Loans

The Corporation experienced an increase of $78.1 million in loans outstanding during the first six months of 2004 as growth has occurred in all loan three loan categories--commercial, residential real estate, and consumer.

Nonperforming loans decreased 17.6% to $19.9 million from the $24.1 million at June 30, 2003, but increased 17.7% from the $16.9 million at December 31, 2003.

Foreclosed properties on June 30, 2004 were $6.2 million, an increase from the $3.5 million reported at June 30, 2003 but a decrease from the $6.6 million at December 31, 2003.

The allowance for loan losses as a percentage of total loans outstanding as of June 30, 2004 remained flat to December 31, 2003 at 1.42%. The allowance for loan losses as a percentage of nonperforming loans was 129.6% at June 30, 2004 and 145.9% at December 31, 2003.

The following tables summarize the Corporation’s nonperforming loans as of June 30, 2004 and December 31, 2003.

(in thousands)	Nonaccrual loans	As a % of Loan Balances by Category	Restructured Loans	As a % of Loan Balances by Category	Accruing Loans Past Due 90 Days or More	As a % of Loan Balances by Category	Balances

June 30, 2004
Commercial construction	$140	0.19%	$0	0.00%	$76	0.10%	$73,264
Commercial secured by real estate	5,312	0.88	433	0.07	3,634	0.60	601,881
Commercial other	2,226	0.88	1,043	0.41	435	0.17	252,232
Consumer real estate construction	135	0.42	0	0.00	110	0.34	31,917
Consumer real estate secured	4,136	0.91	0	0.00	1,837	0.40	456,987
Consumer other	33	0.01	0	0.00	341	0.09	384,085
Equipment lease financing	0	0.00	0	0.00	0	0.00	13,977

Total	$11,982	0.66%	$1,476	0.08%	$6,433	0.35%	$1,814,343

(in thousands)	Nonaccrual loans	As a % of Loan Balances by Category	Restructured Loans	As a % of Loan Balances by Category	Accruing Loans Past Due 90 Days or More	As a % of Loan Balances by Category	Balances

December 31, 2003
Commercial construction	$84	0.13%	$0	0.00%	$0	0.00%	$67,147
Commercial secured by real estate	4,165	0.71	637	0.11	1,824	0.31	583,924
Commercial other	2,269	0.88	1,089	0.42	1,076	0.42	256,837
Consumer real estate construction	134	0.41	0	0.00	0	0.00	32,495
Consumer real estate secured	3,013	0.73	0	0.00	1,984	0.48	413,939
Consumer other	40	0.01	0	0.00	579	0.16	368,578
Equipment lease financing	0	0.00	0	0.00	0	0.00	13,340

Total	$9,705	0.56%	$1,726	0.10%	$5,463	0.31%	$1,736,260

Loans on non-accrual increased $2.3 million from December 31, 2003 to June 30, 2004. This is the result of increases in both commercial and residential loans secured by real estate. The portfolio of real estate loans on non-accrual is considered to be adequately collateralized. As a result, management does not anticipate any material losses resulting from the increase in loans on non-accrual. Accruing loans past due 90 days or more increased $1.0 million from December 31, 2003 to June 30, 2004. Management routinely reviews these loans to determine that they are all well secured and/or government guaranteed and are in the legal process of collection and/or foreclosure before continuing to accrue income.

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

Securities

The Corporation uses its securities held-to-maturity for production of income and to manage cash flow needs through expected maturities. The Corporation uses its securities available-for-sale for income and balance sheet liquidity management. Securities available-for-sale reported at fair value decreased from $421.9 million as of December 31, 2003 to $334.3 million at June 30, 2004; the excess of market over cost decreased from $7.5 million to $1.2 million. Securities held-to-maturity decreased from $87.5 million to $72.4 million during the same period. Total securities as a percentage of total assets were 20.6% as of December 31, 2003 and 16.7% as of June 30, 2004.

Liquidity and Capital Resources

The Corporation’s liquidity objectives are to ensure that funds are available for the subsidiary bank to meet deposit withdrawals and credit demands without unduly penalizing profitability. Additionally, the Corporation's objectives ensure that funding is available for the Corporation to meet ongoing cash needs while maximizing profitability. The Corporation continues to identify ways to provide for liquidity on both a current and long-term basis. The subsidiary bank relies mainly on core deposits, certificates of deposits of $100,000 or more, repayment of principal and interest on loans and securities and federal funds sold and purchased to create long-term liquidity. The subsidiary bank also has available the sale of securities under repurchase agreements, securities available-for-sale, and Federal Home Loan Bank ("FHLB") borrowings as secondary sources of liquidity.

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

The Corporation owns securities with an estimated fair value of $334.3 million that are designated as available-for-sale and available to meet liquidity needs on a continuing basis. The Corporation also has available Federal Home Loan Bank advances for both liquidity and management of its asset/liability position. FHLB advances decreased from $3.2 million at December 31, 2003 to $2.7 million at June 30, 2004. FHLB borrowing capacity is $325 million. Long-term debt remained at $59.5 million from December 31, 2003 to June 30, 2004. At June 30, 2004, the Corporation had $14.7 million in federal funds sold. Additionally, management projects cash flows from the Corporation's investment portfolio to generate additional liquidity over the next 90 days.

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

The investment portfolio continues to consist of conservative, high-quality short-term issues. The majority of the investment portfolio is in U.S. Government and agency issuances. The average life of the portfolio is six years. Available-for-sale ("AFS") securities comprise 82% of the total investment portfolio. At the end of the second quarter, the AFS portfolio was $334 million or 148% of equity capital. Eighty percent of the pledge eligible portfolio is pledged.

The Corporation's stock repurchase program began in December 1998 with the authorization to acquire up to 500,000 shares and was increased by an additional 1,000,000 shares in July 2000. The Corporation issued a press release on May 13, 2003 announcing its intention to repurchase up to 1,000,000 additional shares. The Corporation’s stock repurchase program continues to be accretive to shareholder value. During the first six months of 2004, the Corporation acquired 50,000 shares of the Corporation's stock. As of June 30, 2004, a total of 1,746,801 shares have been repurchased through this program.

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

The Corporation’s principal source of funds used to pay dividends to shareholders and service long-term debt is the dividends it receives from the subsidiary bank. Various federal statutory provisions, in addition to regulatory policies and directives, limit the amount of dividends that subsidiary banks can pay without prior regulatory approval. These restrictions have had no major impact on the Corporation’s dividend policy or its ability to service long-term debt, nor is it anticipated that they would have any major impact in the foreseeable future. During the remainder of 2004, approximately $34.7 million plus any remaining 2004 net profits can be paid by the Corporation’s banking subsidiary without prior regulatory approval.

The primary source of capital for the Corporation is retained earnings. The Corporation paid cash dividends of $0.46 per share during the first six months of 2004 and $0.38 per share the first six months of 2003. Basic earnings per share for the same periods were $1.12 and $1.04, respectively. The Corporation retained 58.9% of earnings for the first six months of 2004.

Under guidelines issued by banking regulators, the Corporation and its subsidiary bank are required to maintain a minimum Tier 1 risk-based capital ratio of 4% and a minimum total risk-based ratio of 8%. In order to be considered “well-capitalized” the Corporation must maintain ratios of 6% and 10%, respectively. Risk-based capital ratios weight the relative risk factors of all assets and consider the risk associated with off-balance sheet items. The Corporation must also maintain a minimum Tier 1 leverage ratio of 4%. The well-capitalized ratio for Tier 1 leverage is 5%. The Corporation’s Tier 1 leverage, Tier 1 risk-based, and total risk-based ratios were 9.16%, 11.80%, and 13.05%, respectively, as of June 30, 2004, all exceeding the threshold for meeting the definition of well-capitalized.

As of June 30, 2004, management is not aware of any current recommendations by banking regulatory authorities which, if they were to be implemented, would have, or would be reasonably likely to have, a material adverse impact on the Corporation’s liquidity, capital resources, or operations.

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

Management believes one of the most significant impacts on financial and operating results is the Corporation’s ability to react to changes in interest rates. Management seeks to maintain an essentially balanced position between interest rate sensitive assets and liabilities in order to protect against the effects of wide interest rate fluctuations.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest rate risk management focuses on maintaining consistent growth in net interest income within Board-approved policy limits. The Corporation uses an earnings simulation model to analyze net interest income sensitivity to movements in interest rates. Given a 200 basis point increase to the yield curve used in the simulation model, it is estimated net interest income for the Corporation would decrease by 1.00 percent over one year and decrease by 5.75 percent over two years. A 25 basis point decrease in the yield curve would increase net interest income by an estimated 0.12 percent over one year and by 0.73 percent over two years. For further discussion of the Corporation's market risk, see the Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Market Risk included in the Annual Report on Form 10-K for the year ended December 31, 2003.

Item 4. Controls and Procedures

As of the end of the quarter ended June 30, 2004, the Corporation performed an evaluation, under the supervision and with the participation of the Corporation's management, including the Corporation's Principal Executive Officer and Principal Financial Officer, of the effectiveness and the design and operation of the Corporation's disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934. Based upon that evaluation, the Principal Executive Officer and the Principal Financial Officer concluded that the Corporation's disclosure controls and procedures are effective in timely alerting them to material information relating to the Corporation required to be included in the Corporation's periodic SEC filings. Since the date of the Corporation's most recent evaluation, there were no significant changes in the Corporation's internal controls or in other factors that could significantly affect these controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

Disclosure controls and procedures are corporate controls and other procedures that are designed to ensure that information required to be disclosed by the Corporation in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	None

Item 2.	Changes in Securities

(e)  The following table shows shares of the Corporation's stock acquired through the stock repurchase program during the first six months of 2004:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

January 2004	0	-	0	803,199
February 2004	0	-	0	803,199
March 2004	50,000	$28.00	50,000	753,199
April 2004	0	-	0	753,199
May 2004	0	-	0	753,199
June 2004	0	-	0	753,199

Total	50,000	$28.00	50,000	753,199

Item 3.	Defaults Upon Senior Securities	None

Item 4.	Submission of Matters to a Vote of Security Holders	None

The Corporation’s Annual Meeting of Shareholders was held on April 27, 2004. The following items were approved:

1) Election of the following members to the Corporation’s Board of Directors for the ensuing year.

Nominee	In Favor	Withheld	Abstained

Charles J. Baird	10,055,614	45,521	3,505
Burlin Coleman	10,096,568	4,567	3,505
Nick A. Cooley	10,063,353	37,782	3,505
William A. Graham, Jr.	10,063,353	37,782	3,505
Jean R. Hale	10,096,889	4,246	3,505
M. Lynn Parrish	10,063,353	37,782	3,505
Dr. James R. Ramsey	8,949,260	1,151,875	3,505
Ernest M. Rogers	8,949,260	1,151,875	3,505

2) Ratification of Deloitte & Touche, LLP as the Corporation’s independent certified public accountants for 2004.

The votes of the shareholders on this item were as follows:

In Favor	Against	Abstained

10,131,169	50,837	42,828

Item 5.	Other Information:

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
b. Reports on Form 8-K:
(1) On April 14, 2004, the Corporation issued a Form 8-K with respect to the issuance of its March 31, 2004 earnings release
(2) On April 27, 2004, the Corporation issued a Form 8-K, pursuant to Regulation FD, with respect to a slide presentation made at the annual shareholders' meeting
(3) On June 1, 2004, the Corporation issued a Form 8-K, pursuant to Regulation FD, with respect to a slide presentation being used in connection with analysts' meetings

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Corporation has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMUNITY TRUST BANCORP, INC.

Date: August 9, 2004	By:	/s/ Jean R. Hale

Vice Chairman, President and CEO

By:	/s/ Kevin J. Stumbo

Executive Vice President/Controller