Form 10-Q
period 2004-09-30
COMMUNITY TRUST BANCORP INC /KY/
filed 2004-11-09
CIK 350852

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2004

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

Common stock - 13,468,810 shares outstanding at October 31, 2004

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

Condensed Consolidated Balance Sheets

(dollars in thousands except share data)	September 30 2004	December 31 2003
	(unaudited)
Assets:
Cash and due from banks	$72,174	$79,907
Federal funds sold	12,153	9,054
Securities available-for-sale at fair value
(amortized cost of $504,515 and $414,404, respectively)	508,870	421,855
Securities held-to-maturity at amortized cost
(fair value of $64,261 and $87,061, respectively)	64,809	87,497
Loans held for sale	532	315

Loans	1,864,988	1,736,260
Allowance for loan losses	(26,488)	(24,653)
Net loans	1,838,500	1,711,607

Premises and equipment, net	51,711	49,990
Goodwill	60,122	60,122
Core deposit intangible (net of accumulated amortization of $3,566 and $3,131, respectively)	3,394	3,829
Other assets	42,662	49,863
Total assets	$2,654,927	$2,474,039

Liabilities and shareholders' equity:
Deposits
Noninterest bearing	$375,266	$359,403
Interest bearing	1,685,931	1,708,212
Total deposits	2,061,197	2,067,615

Securities sold under agreements to repurchase	74,447	96,506
Federal funds purchased and other short-term borrowings	4,385	8,787
Advances from Federal Home Loan Bank	202,525	3,192
Long-term debt	59,500	59,500
Other liabilities	19,942	17,046
Total liabilities	2,421,996	2,252,646

Shareholders' equity:
Preferred stock, 300,000 shares authorized and unissued
Common stock, $5 par value, shares authorized 25,000,000;
Shares outstanding 2004 - 13,461,604; 2003 - 13,461,600	67,308	67,308
Capital surplus	105,367	105,579
Retained earnings	57,425	43,663
Accumulated other comprehensive income, net of tax	2,831	4,843
Total shareholders' equity	232,931	221,393

Total liabilities and shareholders' equity	$2,654,927	$2,474,039

See notes to condensed consolidated financial statements.

Condensed Consolidated Statements of Income
(unaudited)

	Three months ended		Nine months ended
	September 30		September 30
(in thousands except per share data)	2004	2003	2004	2003

Interest income:
Interest and fees on loans, including loans held for sale	$27,969	$26,792	$81,712	$81,867
Interest and dividends on securities
Taxable	3,992	3,910	11,161	12,615
Tax exempt	546	540	1,669	1,642
Other, including interest on federal funds sold	116	178	400	651
Total interest income	32,623	31,420	94,942	96,775

Interest expense:
Interest on deposits	6,949	9,013	20,490	29,483
Interest on federal funds purchased and other short-term borrowings	368	241	1,107	774
Interest on advances from Federal Home Loan Bank	507	53	584	184
Interest on long-term debt and trust preferred securities	1,314	1,337	3,941	4,012
Total interest expense	9,138	10,644	26,122	34,453

Net interest income	23,485	20,776	68,820	62,322
Provision for loan losses	(2,045)	(2,085)	(5,963)	(7,217)
Net interest income after provision for loan losses	21,440	18,691	62,857	55,105

Noninterest income:
Service charges on deposit accounts	4,525	4,483	13,224	12,645
Gains on sales of loans, net	368	1,613	1,237	4,729
Trust income	638	604	1,813	1,851
Securities gains, net	588	476	589	3,042
Other	2,456	2,917	8,847	5,957
Total noninterest income	8,575	10,093	25,710	28,224

Noninterest expense:
Salaries and employee benefits	9,959	8,705	29,665	25,604
Occupancy, net	1,420	1,421	4,296	4,368
Equipment	957	956	2,859	2,723
Data processing	1,062	948	3,122	2,900
Legal and professional fees	700	989	2,387	2,857
Stationery, printing, and office supplies	369	726	1,083	2,063
Taxes other than payroll, property, and income	794	316	2,408	1,048
FDIC insurance	73	82	229	250
Other	3,583	3,968	9,834	10,673
Total noninterest expense	18,917	18,111	55,883	52,486

Income before income taxes	11,098	10,673	32,684	30,843
Income taxes	3,084	3,392	9,634	9,505
Net income	8,014	7,281	23,050	21,338

Other comprehensive income, net of tax:
Unrealized holding gains (losses) arising during period	2,048	(2,682)	(2,012)	(3,773)
Comprehensive income	$10,062	$4,599	$21,038	$17,565

Basic earnings per share	$0.59	$0.54	$1.71	$1.58
Diluted earnings per share	$0.58	$0.53	$1.68	$1.56

Average shares outstanding	13,459	13,428	13,458	13,481

See notes to condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows
(unaudited)

	Nine months ended
	September 30
(in thousands)	2004	2003

Cash flows from operating activities:
Net income	$23,050	$21,338
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,275	3,324
Provision for loan and other real estate losses	6,204	7,338
Securities gains, net	(589)	(3,042)
Gains on sale of mortgage loans held for sale	(1,237)	(4,729)
Gains (losses) on sale of assets, net	(179)	68
Proceeds from sale of mortgage loans held for sale	52,016	171,993
Amortization of securities premiums, net	867	1,083
Change in mortgage loans held for sale, net	(217)	(1,694)
Changes in:
Other liabilities	3,980	6,806
Other assets	5,870	(1,747)
Net cash provided by operating activities	93,040	200,738

Cash flows from investing activities:
Securities available-for-sale:
Proceeds from sales	139,202	89,426
Proceeds from prepayments and maturities	75,956	124,538
Purchase of securities	(305,266)	(209,087)
Securities held-to-maturity:
Proceeds from prepayments and maturities	22,407	41,385
Purchase of securities	0	(81,061)
Change in loans, net	(184,987)	(225,336)
Purchase of premises, equipment, and other real estate	(4,635)	(1,759)
Proceeds from sale of premises and equipment	19	8
Proceeds from sale of other real estate	2,676	2,531
Net cash used in investing activities	(254,628)	(259,355)

Cash flows from financing activities:
Change in deposits, net	(6,418)	(20,097)
Change in federal funds purchased and other short-term borrowings, net	(26,461)	23,928
Advances from Federal Home Loan Bank	200,000	0
Payments on advances from Federal Home Loan Bank	(667)	(1,985)
Payments on long-term debt	0	(74)
Issuance of common stock	1,141	1,375
Other equity adjustments	47	0
Purchase of common stock	(1,400)	(5,089)
Dividends paid	(9,288)	(7,969)
Net cash provided by (used in) financing activities	156,954	(9,911)
Net increase (decrease) in cash and cash equivalents	(4,634)	(68,528)
Cash and cash equivalents at beginning of year	88,961	142,206
Cash and cash equivalents at end of period	$84,327	$73,678

See notes to condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements

Note 1 - Summary of Significant Accounting Policies

 In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments (which consist of normal recurring accruals) necessary, to present fairly the condensed consolidated financial position as of September 30, 2004, the results of operations for the three and nine months ended September 30, 2004 and 2003, and the cash flows for the nine months ended September 30, 2004 and 2003. In accordance with accounting principles generally accepted in the United States of America for interim financial information, these statements do not include certain information and footnote disclosures required by accounting principles generally accepted in the United States of America for complete annual financial statements. Financial information as of December 31, 2003 has been derived from the audited consolidated financial statements of Community Trust Bancorp, Inc. (the "Corporation"). The results of operations for the three and nine months ended September 30, 2004 and 2003 and the cash flows for the nine months ended September 30, 2004 and 2003 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2003, included in the Corporation's Annual Report on Form 10-K.

 Principles of Consolidation - The unaudited condensed consolidated financial statements include the accounts of the Corporation and its separate and distinct, wholly owned subsidiaries Community Trust Bank, Inc. (the "Bank") and Community Trust and Investment Company. All significant intercompany transactions have been eliminated in consolidation.

 Goodwill and Other Intangible Assets - Effective January 1, 2002, the Corporation adopted Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment. The Corporation evaluates total goodwill for impairment, based upon SFAS No. 142, Goodwill and Other Intangible Assets and SFAS No. 147, Acquisitions of Certain Financial Institutions, using fair value techniques including multiples of price/equity. Goodwill is evaluated for impairment on an annual basis.

Accounting for Stock-Based Compensation—Transition and Disclosure - In December 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 148, Accounting for Stock-Based Compensation--Transition and Disclosure. This statement amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require disclosures in both annual and interim financial statements regarding the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for fiscal years ending after December 15, 2002. Adoption of SFAS No. 148 did not have a material impact on the Corporation's consolidated financial statements. As permitted by SFAS No. 148, the Corporation will continue to apply the provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock-Based Compensation, for all employee stock option grants and has elected to disclose pro forma net income and earnings per share amounts as if the fair-value based method had been applied in measuring compensation costs.

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

    The amortized cost and fair value of securities at September 30, 2004 are summarized as follows:

Available-for-Sale

(in thousands)	Amortized Cost	Fair Value
U.S. Treasury and Government agencies	$1,001	$1,001
State and political subdivisions	47,629	50,376
U.S. agency mortgage-backed pass through certificates	397,820	399,465
Collateralized mortgage obligations	2,708	2,795
Total debt securities	449,158	453,637
Marketable equity securities	55,357	55,233
Total available-for-sale securities	$504,515	$508,870

Held-to-Maturity

(in thousands)	Amortized Cost	Fair Value
U.S. Treasury and Government agencies	$500	$516
State and political subdivisions	1,928	2,040
U.S. agency mortgage-backed pass through certificates	62,381	61,705
Total held-to-maturity securities	$64,809	$64,261

 The amortized cost and fair value of securities as of December 31, 2003 are summarized as follows:

Available-for-Sale

(in thousands)	Amortized Cost	Fair Value
U.S. Treasury and Government agencies	$34,165	$34,314
State and political subdivisions	89,107	92,072
U.S. agency mortgage-backed pass through certificates	180,236	183,740
Collateralized mortgage obligations	4,197	4,375
Other debt securities	30,538	31,149
Total debt securities	338,243	345,650
Marketable equity securities	76,161	76,205
Total available-for-sale securities	$414,404	$421,855

Held-to-Maturity

(in thousands)	Amortized Cost	Fair Value
U.S. Treasury and Government agencies	$9,499	$9,667
State and political subdivisions	3,726	3,903
U.S. agency mortgage-backed pass through certificates	74,272	73,491
Total held-to-maturity securities	$87,497	$87,061

Note 3 - Loans

 Major classifications of loans are summarized as follows:

(in thousands)	September 30 2004	December 31 2003
Commercial construction	$74,278	$67,147
Commercial secured by real estate	601,214	583,924
Commercial other	260,538	256,837
Real estate construction	34,674	32,495
Real estate mortgage	482,416	413,939
Consumer	399,279	368,578
Equipment lease financing	12,589	13,340
Total loans	$1,864,988	$1,736,260

Note 4 - Borrowings

 Short-term debt consists of the following:
(in thousands)	September 30 2004	December 31 2003
Subsidiaries:
Federal funds purchased	$4,385	$7,785
Securities sold under agreements to repurchase	74,447	96,506
Capital lease obligations	0	1,002
Total short-term debt	$78,832	$105,293

 On April 29, 2004, the Corporation entered into a revolving note agreement for a line of credit in the amount of $12 million, all of which is currently available to meet any future cash needs. The agreement will mature on April 28, 2005.

 All federal funds purchased and the majority of securities sold under agreements to repurchase reprice daily. The average rates paid for federal funds purchased and repurchase agreements on September 30, 2004 were 1.85% and 1.95%, respectively.

 Advances from Federal Home Loan Bank consists of the following:
(in thousands)	September 30 2004	December 31 2003
Advance #142, 1.75%, due 10/14/04	$25,000	$0
Advance #147, 1.63%, due 11/28/04	15,000	0
Advance #143, 2.37%, due 8/30/05	40,000	0
Advance #144, 2.88%, due 8/30/06	40,000	0
Advance #145, 3.31%, due 8/30/07	40,000	0
Advance #146, 3.70%, due 8/30/08	40,000	0
Other outstanding advances, WAR 5.37%, due 10/1/06 - 8/1/29	2,525	3,192
Total advances from Federal Home Loan Bank	$202,525	$3,192

 These advances generally require monthly principal payments and were collateralized by Federal Home Loan Bank stock of $20.6 million and certain first mortgage loans.

 Long-term debt consists of the following:
(in thousands)	September 30 2004	December 31 2003
Parent:
Junior subordinated debentures, 9.00%, due 3/31/27	$34,500	$34,500
Junior subordinated debentures, 8.25%, due 3/31/32	25,000	25,000
Total long-term debt	$59,500	$59,500

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

 As required under the provisions of SFAS No. 148, the following table discloses the pro forma net income and pro forma basic and diluted earnings per share had the fair value method been applied to stock awards for the three and nine months ended September 30, 2004 and 2003.

		Three Months Ended September 30		Nine Months Ended September 30
(in thousands except per share amounts)		2004	2003	2004	2003
Net income as reported		$8,014	$7,281	$23,050	$21,338
Stock-based compensation expense		0	0	(534)	(523)
Tax effect		0	0	187	183
Net income pro forma		$8,014	$7,281	$22,703	$20,998

Basic earnings per share	As reported	$0.59	$0.54	$1.71	$1.58
	Pro forma	0.59	0.54	1.68	1.55

Diluted earnings per share	As reported	$0.58	$0.53	$1.68	$1.56
	Pro forma	0.58	0.53	1.65	1.53

Note 6 - Subsequent Events

 On October 27, 2004, Burlin Coleman announced his retirement as Chairman and member of the Boards of Directors of the Corporation and its wholly owned bank subsidiary effective December 31, 2004 in accordance with the Corporation’s retirement policy, which he fully supports.

 The Boards of Directors designated Jean R. Hale as Mr. Coleman’s successor effective with his retirement. Ms. Hale, who has been serving as Vice Chairman since April 2001, will continue as President and CEO of the Corporation.

 Also on October 27, 2004, the Corporation announced the declaration of a 10% stock dividend to shareholders of record on December l, 2004. The dividend will be distributed on December 15, 2004. The Corporation also increased the cash dividend to $0.24 per share, which will be paid on January 1, 2005, to shareholders of record on December 15, 2004. This represents an increase of 15% in the quarterly cash dividend after adjusting for the stock dividend. The following table shows the impact on earnings per share and average shares outstanding for the three and nine months ended September 30, 2003 and September 30, 2004 as adjusted for this stock dividend.

(in thousands except per share data)	Three Months Ended September 30		Nine Months Ended September 30
	2004	2003	2004	2003
Basic earnings per share	$0.54	$0.49	$1.55	$1.44
Diluted earnings per share	$0.53	$0.48	$1.53	$1.42
Average shares outstanding	14,805	14,771	14,804	14,829

Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Overview

 Community Trust Bancorp, Inc. (the "Corporation") is a bank holding company headquartered in Pikeville, Kentucky. At September 30, 2004, the Corporation owned one commercial bank and one trust company. Through its subsidiaries, the Corporation has seventy-six banking locations in eastern, northeast, central, and south central Kentucky and southern West Virginia, two loan production offices in Kentucky, and five trust offices across Kentucky. The banking locations are segmented into eighteen markets within four regions. The Corporation had total assets of $2.7 billion and total shareholders’ equity of $233 million as of September 30, 2004. The Corporation’s common stock is listed on NASDAQ under the symbol CTBI. Current market participants are FTN Midwest Research Securities Corp., Cleveland, Ohio; Goldman, Sachs & Co., New York, New York; Howe Barnes Investments, Inc., Chicago, Illinois; J.J.B. Hilliard, W.L. Lyons, Inc., Louisville, Kentucky; Keefe, Bruyette & Woods, Inc., New York, New York; Merrill Lynch, Pierce, Fenner & Smith Incorporated, New York, New York; Morgan Stanley & Co., Incorporated, New York, New York; and Sandler O'Neill & Partners, New York, New York.

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

 We believe the application of accounting policies and the estimates required therein are reasonable. These accounting policies and estimates are constantly reevaluated, and adjustments are made when facts and circumstances dictate a change. Historically, we have found our application of accounting policies to be appropriate, and actual results have not differed materially from those determined using necessary estimates.

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

 The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments - In March 2004, a consensus was reached on the Emerging Issues Task Force ("EITF") Issue 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. The EITF reached a consensus on an other-than-temporary impairment model for debt and equity securities accounted for under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and cost method investments. The basic model developed to evaluate whether an investment within the scope of Issue 03-1 is other-than-temporarily impaired involves a three-step process including determining whether an investment is impaired (fair value less than cost), evaluating whether the impairment is other-than-temporary (including the Corporation's intent and ability to hold the impaired securities until the cost is recovered) and, if other-than-temporary, requiring recognition of an impairment loss equal to the difference between the investment's cost and its fair value. The first step in the model used to determine other-than-temporary impairments shall be applied prospectively to all current and future investments in interim or annual reporting periods beginning after June 15, 2004. The second and third steps in the model have been delayed pending issuance of proposed FASB Staff Position EITF 03-1-a., Implementation Guidance for the Application of Paragraph 16 of EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. At September 30, 2004, the Corporation had approximately $2.0 million in gross unrealized losses, none of which is considered to be other than temporary impairment. The Corporation is evaluating the impact of this Issue.

Dividends

 The following schedule shows the quarterly cash dividends paid for the past six quarters:

Pay Date	Record Date	Amount Per Share
October 1, 2004	September 15, 2004	$0.23
July 1, 2004	June 15, 2004	$0.23
April 1, 2004	March 15, 2004	$0.23
January 1, 2004	December 15, 2003	$0.23
October 1, 2003	September 15, 2003	$0.21
July 1, 2003	June 15, 2003	$0.19

 On October 27, 2004, the Corporation announced an increase in the cash dividend to $0.24 per share to be paid on January 1, 2005, to shareholders of record on December 15, 2004. This represents an increase of 15% in the quarterly cash dividend after adjusting for the stock dividend which was declared to be distributed on December 15, 2004.

Statement of Income Review

 The Corporation had record earnings for the third quarter 2004 of $8.0 million or $0.59 per share compared to $7.3 million or $0.54 per share earned during the third quarter of 2003 and $7.8 million or $0.58 per share earned during the second quarter of 2004. Year-to-date earnings for the nine months ended September 30, 2004 were $23.1 million or $1.71 per share compared to $21.3 million or $1.58 per share for the nine months ended September 30, 2003.

 The Corporation had average shares outstanding of 13.5 million and 13.4 million, respectively, for the three months ended September 30, 2004 and 2003. Average shares outstanding for both the nine months ended September 30, 2004 and 2003 were 13.5 million. The following table sets forth on an annualized basis the return on average assets and return on average shareholders’ equity for the three and nine months ended September 30, 2004 and 2003:

	Three months ended		Nine months ended
	September 30		September 30
	2004	2003	2004	2003
Return on average shareholders' equity	13.83%	13.45%	13.54%	13.37%
Return on average assets	1.26%	1.15%	1.24%	1.15%

Net Interest Income

 Our net interest margin of 4.08% for the quarter ended September 30, 2004 remained relatively flat to prior quarter with a slight decrease of 1 basis point and improved 46 basis points from the quarter ended September 30, 2003. Management expects compression in the future in the net interest margin as a result of increased competition for deposits and the securities transactions, discussed in the Balance Sheet Review, which occurred during September, although these transactions will increase net interest revenue.

 The following table summarizes the annualized net interest spread and net interest margin for the three and nine months ended September 30, 2004 and 2003.

	Three months ended		Nine months ended
	September 30		September 30
	2004	2003	2004	2003
Yield on interest earning assets	5.64%	5.45%	5.61%	5.72%
Cost of interest bearing funds	1.91%	2.18%	1.86%	2.39%
Net interest spread	3.73%	3.27%	3.75%	3.33%

Net interest margin	4.08%	3.62%	4.09%	3.71%

Provision for Loan Losses

 The analysis of the changes in the allowance for loan losses and selected ratios is set forth below:

	Nine months ended
	September 30
(in thousands)	2004	2003

Allowance balance at January 1	$24,653	$23,271
Additions to allowance charged against operations	5,963	7,217
Recoveries credited to allowance	2,621	2,785
Losses charged against allowance	(6,749)	(9,457)
Allowance balance at September 30	$26,488	$23,816

Allowance for loan losses to period-end loans	1.42%	1.42%
Average loans, net of unearned income	$1,793,171	$1,641,067
Provision for loan losses to average loans, annualized	0.44%	0.59%
Loan charge-offs net of recoveries, to average loans, annualized	0.31%	0.54%

 Net loan charge-offs for the quarter ended September 30, 2004 of $1.3 million were 9.3% less than the $1.5 million for the third quarter of 2003 but 15.9% greater than the $1.2 million for the second quarter of 2004. Year-to-date annualized net charge-offs at September 30, 2004 were 0.3% of average loans compared to 0.5% of average loans at September 30, 2003. Our reserve for losses on loans as a percentage of total loans outstanding at September 30, 2004 remained flat to June 30, 2004 and September 30, 2003 at 1.42%.

Noninterest Income

 Noninterest income decreased 15.0% for the quarter ended September 30, 2004 compared to the quarter ended September 30, 2003 and 6.0% compared to the quarter ended June 30, 2004. Year-to-date noninterest income decreased 8.9% from prior year. As residential mortgage refinancing slowed, the Corporation had a decrease in gains on sales of loans of $1.2 million in the third quarter 2004 compared to the third quarter 2003. Noninterest income for the quarter ended September 30, 2004 was negatively impacted by a charge to our valuation reserve for capitalized mortgage servicing rights of $0.2 million. Noninterest income for the second quarter 2004 and for the third quarter 2003 were positively impacted by $0.8 million and $0.7 million, respectively, because of the improvement in the fair market value of our capitalized mortgage servicing rights.

 Noninterest income has been positively impacted by $1.4 million during 2004 derived from the adjustment of the carrying value of loans acquired with the 2002 acquisition of Citizens National Bank of Hazard to its net realizable value. There was minimal recapture during the third quarter.

 The Corporation restructured its investment portfolio in September 2004 by selling certain securities totaling approximately $70 million with relatively short average lives and reinvesting the proceeds into FHLMC securities with a moderately longer average life. The transactions resulted in a gain on sale of securities of $0.6 million and an increase in yield in this securities pool of 60 basis points.

Noninterest Expense

 Noninterest expense for the quarter ended September 30, 2004 of $18.9 million was a 4.5% increase from the $18.1 million for the third quarter 2003 and a 0.8% increase from the second quarter 2004. The increase in noninterest expense from prior year and prior quarter was primarily attributable to increased personnel expense due to the filling of budgeted key positions and the accrual of a performance-based incentive in the amount of $0.7 million. Year-to-date the incentive accrual is $2.1 million. No incentive accrual was booked for this incentive program last year for the third quarter or year-to-date.

Balance Sheet Review

 The Corporation’s total assets have grown 7.3% from December 31, 2003 to September 30, 2004 at $2.7 billion. Earning assets grew by $213.5 million during the third quarter of 2004. The investment portfolio grew by $166.9 million; while the loan portfolio grew by $50.6 million. The growth in the investment portfolio was funded by a mixture of short-term and long-term borrowings from the Federal Home Loan Bank of Cincinnati, OH. Total deposits and repurchase agreements of $2.1 billion at September 30, 2004 remained relatively stable with a 1.3% decline from December 31, 2003 and a 0.2% increase from prior quarter.

 Shareholders’ equity of $232.9 million on September 30, 2004 is a 5.2% increase from the $221.4 million on December 31, 2003 and an increase of 3.2% from the $225.6 on June 30, 2004. The Corporation's annualized dividend yield to shareholders as of September 30, 2004 was 2.96%.

Loans

 The Corporation's loan portfolio grew $128.7 million or 7.4% from December 31, 2003 as growth occurred in all three major loan categories, commercial, residential real estate, and consumer loans.

 Nonperforming loans increased to $21.4 million, or 1.1% of total loans, from the $16.9 million, or 1.0% of total loans, at December 31, 2003 and the $19.9 million, or 1.1% of total loans, at June 30, 2004.

 Foreclosed properties on September 30, 2004 were $5.7 million, a decrease from the $6.2 million at June 30, 2004 and the $6.7 million reported at December 31, 2003.

 The following tables summarize the Corporation’s nonperforming loans as of September 30, 2004 and December 31, 2003.

(in thousands)	Nonaccrual loans	As a % of Loan Balances by Category	Restructured Loans	As a % of Loan Balances by Category	Accruing Loans Past Due 90 Days or More	As a % of Loan Balances by Category	Balances
September 30, 2004
Commercial construction	$364	0.49%	$0	0.00%	$101	0.14%	$74,278
Commercial secured by real estate	6,338	1.05	927	0.15	2,696	0.45	601,214
Commercial other	3,594	1.38	124	0.05	552	0.21	260,538
Consumer real estate construction	114	0.33	0	0.00	0	0.00	34,674
Consumer real estate secured	5,173	1.07	0	0.00	982	0.20	482,416
Consumer other	30	0.01	0	0.00	444	0.11	399,279
Equipment lease financing	0	0.00	0	0.00	0	0.00	12,589
Total	$15,613	0.84%	$1,051	0.06%	$4,775	0.26%	$1,864,988

(in thousands)	Nonaccrual loans	As a % of Loan Balances by Category	Restructured Loans	As a % of Loan Balances by Category	Accruing Loans Past Due 90 Days or More	As a % of Loan Balances by Category	Balances
December 31, 2003
Commercial construction	$84	0.13%	$0	0.00%	$0	0.00%	$67,147
Commercial secured by real estate	4,165	0.71	637	0.11	1,824	0.31	583,924
Commercial other	2,269	0.88	1,089	0.42	1,076	0.42	256,837
Consumer real estate construction	134	0.41	0	0.00	0	0.00	32,495
Consumer real estate secured	3,013	0.73	0	0.00	1,984	0.48	413,939
Consumer other	40	0.01	0	0.00	579	0.16	368,578
Equipment lease financing	0	0.00	0	0.00	0	0.00	13,340
Total	$9,705	0.56%	$1,726	0.10%	$5,463	0.31%	$1,736,260

 Loans on non-accrual increased $5.9 million from December 31, 2003 to September 30, 2004. This is the result of increases in both commercial and residential loans secured by real estate. The portfolio of real estate loans on non-accrual is considered to be adequately collateralized. As a result, management does not anticipate any material losses resulting from the increase in loans on non-accrual. Accruing loans past due 90 days or more decreased $0.7 million from December 31, 2003 to September 30, 2004. Management routinely reviews these loans to determine that they are all well secured and/or government guaranteed and are in the legal process of collection and/or foreclosure before continuing to accrue income. Restructured loans also decreased $0.7 million from December 31, 2003 to September 30, 2004.

Allowance for Loan Losses

 The allowance for loan losses balance is maintained by management at a level considered adequate to cover anticipated probable losses based on past loss experience, general economic conditions, information about specific borrower situations including their financial position and collateral values, and other factors and estimates which are subject to change over time. This analysis is completed quarterly and forms the basis for allocation of the loan loss reserve and what charges to the provision may be required. For further discussion of the allowance for loan losses, see the Critical Accounting Policies and Estimates section above.

Securities

 The Corporation uses its securities held-to-maturity for production of income and to manage cash flow needs through expected maturities. The Corporation uses its securities available-for-sale for income and balance sheet liquidity management. Securities available-for-sale reported at fair value increased from $421.9 million as of December 31, 2003 to $508.9 million at September 30, 2004; the excess of market over cost decreased from $7.5 million to $4.4 million. Securities held-to-maturity decreased from $87.5 million to $64.8 million during the same period. Total securities as a percentage of total assets were 20.6% as of December 31, 2003 and 21.6% as of September 30, 2004.

 As mentioned above, the investment portfolio had growth of $166.9 million funded by a mixture of short-term and long-term borrowings from the Federal Home Loan Bank of Cincinnati, OH. The Corporation performed in-depth analysis of this transaction prior to consummation and determined the impact to the overall interest rate risk profile of the Corporation to be minimal while increasing its future net interest revenue.

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

 The Corporation owns securities with an estimated fair value of $508.9 million that are designated as available-for-sale and available to meet liquidity needs on a continuing basis. The Corporation also has available Federal Home Loan Bank advances for both liquidity and management of its asset/liability position. FHLB advances increased from $3.2 million at December 31, 2003 to $202.5 million at September 30, 2004 as a result of the securities transactions discussed above. FHLB borrowing capacity at September 30, 2004 was $140 million. Long-term debt remained at $59.5 million from December 31, 2003 to September 30, 2004. At September 30, 2004, the Corporation had $12.2 million in federal funds sold. Additionally, management projects cash flows from the Corporation's investment portfolio to generate additional liquidity over the next 90 days.

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

 The investment portfolio continues to consist of conservative, high-quality short-term issues. The majority of the investment portfolio is in U.S. Government and agency issuances. The average life of the portfolio is 3.79 years. Available-for-sale ("AFS") securities comprise 89% of the total investment portfolio. At the end of the third quarter, the AFS portfolio was $509 million or 218% of equity capital. Forty-six percent of the pledge eligible portfolio is pledged.

 The Corporation's stock repurchase program began in December 1998 with the authorization to acquire up to 500,000 shares and was increased by an additional 1,000,000 shares in July 2000. The Corporation issued a press release on May 13, 2003 announcing its intention to repurchase up to 1,000,000 additional shares. The Corporation’s stock repurchase program continues to be accretive to shareholder value. During the first nine months of 2004, the Corporation acquired 50,000 shares of the Corporation's stock. As of September 30, 2004, a total of 1,746,801 shares have been repurchased through this program.

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

 The Corporation’s principal source of funds used to pay dividends to shareholders and service long-term debt is the dividends it receives from the subsidiary bank. Various federal statutory provisions, in addition to regulatory policies and directives, limit the amount of dividends that subsidiary banks can pay without prior regulatory approval. These restrictions have had no major impact on the Corporation’s dividend policy or its ability to service long-term debt, nor is it anticipated that they would have any major impact in the foreseeable future. During the remainder of 2004, approximately $39.5 million plus any remaining 2004 net profits can be paid by the Corporation’s banking subsidiary without prior regulatory approval.

 The primary source of capital for the Corporation is retained earnings. The Corporation paid cash dividends of $0.69 per share during the first nine months of 2004 and $0.59 per share the first nine months of 2003. Basic earnings per share for the same periods were $1.71 and $1.58, respectively. The Corporation retained 59.6% of earnings for the first nine months of 2004.

 Under guidelines issued by banking regulators, the Corporation and its subsidiary bank are required to maintain a minimum Tier 1 risk-based capital ratio of 4% and a minimum total risk-based ratio of 8%. In order to be considered åwell-capitalizedæ the Corporation must maintain ratios of 6% and 10%, respectively. Risk-based capital ratios weight the relative risk factors of all assets and consider the risk associated with off-balance sheet items. The Corporation must also maintain a minimum Tier 1 leverage ratio of 4%. The well-capitalized ratio for Tier 1 leverage is 5%. The Corporation’s Tier 1 leverage, Tier 1 risk-based, and total risk-based ratios were 9.14%, 11.75%, and 13.00%, respectively, as of September 30, 2004, all exceeding the threshold for meeting the definition of well-capitalized.

 As of September 30, 2004, management is not aware of any current recommendations by banking regulatory authorities which, if they were to be implemented, would have, or would be reasonably likely to have, a material adverse impact on the Corporation’s liquidity, capital resources, or operations.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

 Interest rate risk management focuses on maintaining consistent growth in net interest income within Board-approved policy limits. The Corporation uses an earnings simulation model to analyze net interest income sensitivity to movements in interest rates. Given a 200 basis point increase to the yield curve used in the simulation model, it is estimated net interest income for the Corporation would increase by 4.36 percent over one year and by 1.18 percent over two years. A 25 basis point decrease in the yield curve would decrease net interest income by an estimated 0.54 percent over one year and by 0.08 percent over two years. For further discussion of the Corporation's market risk, see the Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Market Risk included in the Annual Report on Form 10-K for the year ended December 31, 2003.

Item 4. Controls and Procedures

 As of the end of the quarter ended September 30, 2004, the Corporation performed an evaluation, under the supervision and with the participation of the Corporation's management, including the Corporation's Principal Executive Officer and Principal Financial Officer, of the effectiveness and the design and operation of the Corporation's disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934. Based upon that evaluation, the Principal Executive Officer and the Principal Financial Officer concluded that the Corporation's disclosure controls and procedures are effective in timely alerting them to material information relating to the Corporation required to be included in the Corporation's periodic SEC filings. Since the date of the Corporation's most recent evaluation, there were no significant changes in the Corporation's internal controls or in other factors that could significantly affect these controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

 Disclosure controls and procedures are corporate controls and other procedures that are designed to ensure that information required to be disclosed by the Corporation in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	None

Item 2.	Changes in Securities

(e)	The following table shows shares of the Corporation's stock acquired through the stock repurchase program during the first nine months of 2004:
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 2004	0	-	0	803,199
February 2004	0	-	0	803,199
March 2004	50,000	$28.00	50,000	753,199
April 2004	0	-	0	753,199
May 2004	0	-	0	753,199
June 2004	0	-	0	753,199
July 2004	0	-	0	753,199
August 2004	0	-	0	753,199
September 2004	0	-	0	753,199
Total	50,000	$28.00	50,000	753,199

Item 3.	Defaults Upon Senior Securities	None

Item 4.	Submission of Matters to a Vote of Security Holders	None

Item 5.	Other Information:

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
b. Reports on Form 8-K:
(1) On July 14, 2004, the Corporation issued a Form 8-K with respect to the issuance of its June 30, 2004 earnings release

SIGNATURES

 Pursuant to the requirements of the Securities Exchange Act of 1934, the Corporation has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMUNITY TRUST BANCORP, INC.

By:

Date: November 9, 2004	/s/ Jean R. Hale
Jean R. Hale
Vice Chairman, President, and Chief Executive Officer

/s/ Kevin J. Stumbo
Kevin J. Stumbo
Executive Vice President/Controller