Form 10-Q/A
period 2004-09-30
COMMUNITY TRUST BANCORP INC /KY/
filed 2004-11-19
CIK 350852

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
Amendment No. 1

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

EXPLANATORY NOTE

 This Amendment No. 1 on Form 10-Q/A is being filed by Community Trust Bancorp, Inc. (the "Corporation") with respect to the Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (the "Original Form 10-Q"), filed with the Securities and Exchange Commission (the "SEC") on November 9, 2004. This Amendment No. 1 is being filed solely for the purpose of amending the Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. The Section 302 Certifications have been amended to reflect the permitted modifications to eliminate references to internal control over financial reporting until the compliance date for SEC rules relating to internal control over financial reporting.

 This Amendment No. 1 does not otherwise amend or alter the Original Form 10-Q. This Amendment No. 1 continues to be presented as of the date of the Original Form 10-Q and the Corporation has not updated any disclosure in the Original Form 10-Q to a later date.

PART II - OTHER INFORMATION

Item 6.	a. Exhibits:
	(1) Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Exhibit 31.1 Exhibit 31.2
(filed with this Amendment No. 1)
	(2) Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Exhibit 32.1 Exhibit 32.2
(previously filed with the Original Form 10-Q)
b. Reports on Form 8-K:
(1) On July 14, 2004, the Corporation issued a Form 8-K with respect to the issuance of its June 30, 2004 earnings release

SIGNATURES

 Pursuant to the requirements of the Securities Exchange Act of 1934, the Corporation has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMUNITY TRUST BANCORP, INC.

By:

Date: November 19, 2004	/s/ Jean R. Hale
Jean R. Hale
Vice Chairman, President, and
Chief Executive Officer

/s/ Kevin J. Stumbo
Kevin J. Stumbo
Executive Vice President/Controller