Form 10-K
period 2004-12-31
COMMUNITY TRUST BANCORP INC /KY/
filed 2005-03-15
CIK 350852

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
For the fiscal year ended December 31, 2004
Or
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
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

Based upon the closing price of the Common Shares of the Registrant on the NASDAQ National Market, the aggregate market value of voting stock held by non-affiliates of the Registrant as of June 30, 2004 was $410,175,893.02. The number of shares outstanding of the Registrant’s Common Stock as of February 28, 2005 was 14,855,584. For the purpose of the foregoing calculation only, all directors and executive officers of the Registrant have been deemed affiliates.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference into the Form 10-K part indicated:

Document	Form 10-K
(1) Proxy statement for the annual meeting of shareholders to be held April 26, 2005	Part III

PART I

Item 1. Business

Community Trust Bancorp, Inc. (the "Corporation") is a bank holding company registered with the Board of Governors of the Federal Reserve System pursuant to Section 5(a) of the Bank Holding Company Act of 1956, as amended. The Corporation was incorporated August 12, 1980, under the laws of the Commonwealth of Kentucky for the purpose of becoming a bank holding company. At December 31, 2004, the Corporation owned all the capital stock of one commercial bank and one trust company, serving small and mid-sized communities in eastern, northeast, central, and south central Kentucky and southern West Virginia. The commercial bank is Community Trust Bank, Inc., Pikeville, Kentucky (the "Bank"). The trust company, Community Trust and Investment Company, Lexington, Kentucky (the "Trust Company"), has offices in Lexington, Pikeville, Ashland, Middlesboro, and Versailles, Kentucky. At December 31, 2004, the Corporation had total consolidated assets of $2.7 billion and total consolidated deposits of $2.1 billion, making it the largest bank holding company headquartered in the Commonwealth of Kentucky.

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

The Gramm-Leach-Bliley Act of 1999 (the "Gramm Act") has expanded the permissible activities of a bank holding company. The Gramm Act allows qualifying bank holding companies to elect to be treated as financial holding companies. A financial holding company may engage in activities that are financial in nature or are incidental or complementary to financial activities. The Corporation has not yet elected to be treated as a financial holding company. The Gramm Act also eliminated restrictions imposed by the Glass-Steagall Financial Services Law, adopted in the 1930s, which prevented banking, insurance, and securities firms from fully entering each other’s business. This legislation has resulted in further consolidation in the financial services industry. In addition, removal of these restrictions has increased the number of entities providing banking services and thereby created additional competition.

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

EMPLOYEES

As of December 31, 2004, the Corporation and its subsidiaries had 954 full-time equivalent employees. Employees are provided with a variety of employee benefits. A retirement plan, an employee stock ownership plan, group life insurance, major medical insurance, a cafeteria plan, and annual management and employee incentive compensation plans are available to eligible personnel.

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

The Bank is a state-chartered bank subject to state and federal banking laws and regulations and to periodic examination by the Kentucky Office of Financial Institutions and to the restrictions, including dividend restrictions, thereunder. The Bank is also a member of the Federal Reserve System and is subject to certain restrictions imposed by and to examination and supervision under the Federal Reserve Act. The Trust Company is also regulated by the Kentucky Office of Financial Institutions and the Federal Reserve.

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

Consolidated Average Balance Sheets and Taxable Equivalent Income/Expense and Yields/Rates

	2004			2003			2002
(in thousands)	Average Balances	Interest	Average Rate	Average Balances	Interest	Average Rate	Average Balances	Interest	Average Rate
Earning assets:
Loans, net of unearned income (1)(2)(3)	$1,816,146	$111,417	6.13%	$1,658,289	$108,827	6.56%	$1,660,912	$121,130	7.29%
Loans held for sale (4)	1,498	151	10.08%	5,456	460	8.43%	5,696	771	13.54%
Securities:
U.S. Treasury and agencies	333,654	13,520	4.05%	284,980	12,378	4.34%	324,375	17,238	5.31%
Tax exempt state and political subdivisions (3)	53,179	3,391	6.38%	50,419	3,408	6.76%	57,049	4,160	7.29%
Other securities	87,251	2,889	3.31%	226,505	4,289	1.89%	130,869	3,661	2.80%
Federal funds sold	44,960	596	1.33%	66,499	746	1.12%	89,559	1,485	1.66%
Interest bearing deposits	852	11	1.29%	103	1	0.97%	119	2	1.68%
Total earning assets	2,337,540	$131,975	5.65%	2,292,251	$130,109	5.68%	2,268,579	$148,447	6.54%
Allowance for loan losses	(26,380)			(23,966)			(24,520)
	2,311,160			2,268,285			2,244,059
Nonearning assets:
Cash and due from banks	74,112			69,111			68,231
Premises and equipment, net	50,941			49,956			50,658
Other assets	107,059			104,934			104,521
Total assets	$2,543,272			$2,492,286			$2,467,469

Interest bearing liabilities:
Deposits:
Savings and demand deposits	$621,543	$5,360	0.86%	$631,424	$6,309	1.00%	$631,055	$9,007	1.43%
Time deposits	1,077,795	23,100	2.14%	1,139,419	30,901	2.71%	1,164,457	41,104	3.53%
Repurchase agreements and federal funds purchased	93,281	1,496	1.60%	83,270	1,108	1.33%	70,275	1,400	1.99%
Other short-term borrowings	688	72	10.47%	262	24	9.16%	679	33	4.86%
Advances from Federal Home Loan Bank	63,546	1,907	3.00%	4,123	230	5.58%	7,381	418	5.66%
Long-term debt	59,500	5,254	8.83%	60,304	5,323	8.83%	60,379	5,331	8.83%
Total interest bearing liabilities	1,916,353	$37,189	1.94%	1,918,802	$43,895	2.29%	1,934,226	$57,293	2.96%
Noninterest bearing liabilities:
Demand deposits	379,353			338,909			315,202
Other liabilities	18,005			19,489			15,479
Total liabilities	2,313,711			2,277,200			2,264,907

Shareholders’ equity	229,561			215,086			202,562
Total liabilities and shareholders’ equity	$2,543,272			$2,492,286			$2,467,469

Net interest income		$94,786			$86,214			$91,154
Net interest spread			3.71%			3.39%			3.58%
Benefit of interest free funding			0.34%			0.37%			0.44%
Net interest margin			4.05%			3.76%			4.02%
(1) Interest includes fees on loans of $2,646, $3,267, and $3,069 in 2004, 2003, and 2002, respectively.
(2) Loan balances include principal balances on nonaccrual loans.
(3) Tax exempt income on securities and loans is reported on a fully taxable equivalent basis using a 35% rate.
(4) Interest on loans held for sale includes fees of $241 in 2002. Beginning in January 2003, fees related to loans held for sale are included in noninterest income.

Net Interest Differential

The following table illustrates the approximate effect of volume and rate changes on net interest differentials between 2004 and 2003 and also between 2003 and 2002.

	Total Change	Change Due to		Total Change	Change Due to
(in thousands)	2004/2003	Volume	Rate	2003/2002	Volume	Rate
Interest income
Loans	$2,590	$9,959	$(7,369)	$(12,303)	$(192)	$(12,111)
Loans held for sale	(309)	(282)	(27)	(311)	(34)	(277)
U.S. Treasury and federal agencies	1,142	2,012	(870)	(4,860)	(2,246)	(2,614)
Tax exempt state and political subdivisions	(17)	181	(198)	(752)	(505)	(247)
Other securities	(1,400)	(1,747)	347	628	2,076	(1,448)
Federal funds sold	(150)	(214)	64	(739)	(437)	(302)
Interest bearing deposits	10	10	0	(1)	0	(1)
Total interest income	1,866	9,919	(8,053)	(18,338)	(1,338)	(17,000)

Interest expense
Savings and demand deposits	(949)	(100)	(849)	(2,698)	5	(2,703)
Time deposits	(7,801)	(1,743)	(6,058)	(10,203)	(901)	(9,302)
Repurchase agreements and federal funds purchased	388	143	245	(292)	228	(520)
Other short-term borrowings	48	44	4	(9)	(13)	4
Advances from Federal Home Loan Bank	1,677	1,831	(154)	(188)	(187)	(1)
Long-term debt	(69)	(71)	2	(8)	28	(36)
Total interest expense	(6,706)	104	(6,810)	(13,398)	(840)	(12,558)

Net interest income	$8,572	$9,815	$(1,243)	$(4,940)	$(498)	$(4,442)

For purposes of the above table, changes which are due to both rate and volume are allocated based on a percentage basis, using the absolute values of rate and volume variance as a basis for percentages. Income is stated at a fully taxable equivalent basis, assuming a 35% tax rate.

Investment Portfolio

The maturity distribution and weighted average interest rates of securities at December 31, 2004 are as follows:

	Estimated Maturity at December 31, 2004
	Within 1 Year		1-5 Years		5-10 Years		After 10 Years		Total Fair Value		Amortized Cost
(in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount
Available-for-sale
U.S. Treasury and government agencies	$3,369	4.37%	$81,611	4.96%	$201,876	4.38%	$92,982	4.61%	$379,838	4.56%	$380,509
State and municipal obligations	2,316	7.15%	18,685	6.69%	28,434	6.48%	0	0.00%	49,435	6.59%	47,048
Other securities	1,340	4.97%	10,889	3.94%	0	0.00%	40,778	3.66%	53,007	3.75%	53,114
Total	$7,025	5.40%	$111,185	5.15%	$230,310	4.64%	$133,760	4.32%	$482,280	4.68%	$480,671

	Estimated Maturity at December 31, 2004
	Within 1 Year		1-5 Years		5-10 Years		After 10 Years		Total Amortized Cost		Fair Value
(in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount
Held-to-maturity
U.S. Treasury and government agencies	$500	8.37%	$58,886	3.68%	$0	0.00%	$0	0.00%	$59,386	3.72%	$58,612
State and municipal obligations	101	8.73%	1,229	6.47%	393	6.61%	1,562	3.88%	3,285	5.32%	3,335
Total	$601	8.43%	$60,115	3.74%	$393	6.61%	$1,562	3.88%	$62,671	3.80%	$61,947

Total securities	$7,626	5.64%	$171,300	4.66%	$230,703	4.64%	$135,322	4.32%	$544,951	4.58%

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

Excluding those holdings of the investment portfolio in U.S. Treasury securities and other agencies of the U.S. Government, there were no securities of any one issuer that exceeded 10% of the shareholders’ equity of the Corporation at December 31, 2004.

The book values of securities available-for-sale and securities held-to-maturity as of December 31, 2004 and 2003 are presented in note 3 to the consolidated financial statements.

The book value of securities at December 31, 2002 is presented below:

(in thousands)	Available-for-Sale	Held-to-Maturity
U.S. Treasury and government agencies	$90,288	$37,318
State and political subdivisions	189,346	13,925
U.S. agency and mortgage-backed pass through certificates	162,325	0
Collateralized mortgage obligations	8,012	0
Other debt securities	18,312	0
Total debt securities	468,283	51,243
Equity securities	59,056	0
Total securities	$527,339	$51,243

Loan Portfolio

(in thousands)	2004	2003	2002	2001	2000
Commercial:
Construction	$75,078	$67,147	$66,797	$78,508	$78,487
Secured by real estate	613,059	583,924	509,856	496,790	469,646
Other	276,921	256,837	280,492	293,502	303,141
Total commercial	965,058	907,908	857,145	868,800	851,274

Real estate construction	30,456	32,495	23,311	19,932	14,704
Real estate mortgage	499,410	413,939	377,109	423,953	434,397
Consumer	395,588	368,578	366,493	390,311	386,504
Equipment lease financing	12,007	13,340	10,549	6,830	6,933
Total loans	$1,902,519	$1,736,260	$1,634,607	$1,709,826	$1,693,812

Percent of total year-end loans
Commercial:
Construction	3.95%	3.87%	4.08%	4.59%	4.63%
Secured by real estate	32.22	33.63	31.19	29.06	27.73
Other	14.56	14.79	17.16	17.17	17.89
Total commercial	50.73	52.29	52.43	50.82	50.25

Real estate construction	1.60	1.87	1.43	1.16	0.87
Real estate mortgage	26.25	23.84	23.07	24.80	25.65
Consumer	20.79	21.23	22.42	22.82	22.82
Equipment lease financing	0.63	0.77	0.65	0.40	0.41
Total loans	100.00%	100.00%	100.00%	100.00%	100.00%

The total loans above are net of unearned income.

The following table shows the amounts of loans (excluding residential mortgages of 1-4 family residences, consumer loans, and lease financing) which, based on the remaining scheduled repayments of principal are due in the periods indicated. Also, the amounts are classified according to sensitivity to changes in interest rates (fixed, variable).

	Maturity at December 31, 2004
(in thousands)	Within One Year	After One but Within Five Years	After Five Years	Total
Commercial secured by real estate and commercial other	$196,383	$303,374	$390,223	$889,980
Commercial and real estate construction	65,156	18,615	21,763	105,534
	$261,539	$321,989	$411,986	$995,514

Rate sensitivity:
Predetermined rate	$58,281	$65,865	$57,611	$181,757
Adjustable rate	203,258	256,124	354,375	813,757
	$261,539	$321,989	$411,986	$995,514

Nonperforming Assets

(in thousands)	2004	2003	2002	2001	2000
Nonaccrual loans	$13,808	$9,705	$19,649	$30,496	$22,731
Restructured loans	974	1,726	276	518	338
90 days or more past due and still accruing interest	5,319	5,463	2,814	2,640	3,000
Total nonperforming loans	20,101	16,894	22,739	33,654	26,069

Foreclosed properties	4,756	6,566	2,761	1,982	4,339
Total nonperforming assets	$24,857	$23,460	$25,500	$35,636	$30,408

Nonperforming assets to total loans and foreclosed properties	1.30%	1.35%	1.56%	2.08%	1.79%
Allowance to nonperforming loans	134.41%	145.93%	102.34%	70.27%	99.30%

Nonaccrual, Past Due, and Restructured Loans

(in thousands)	Nonaccrual loans	As a % of Loan Balances by Category	Restructured Loans	As a % of Loan Balances by Category	Accruing Loans Past Due 90 Days or More	As a % of Loan Balances by Category	Balances
December 31, 2004
Commercial construction	$271	0.36%	$0	0.00%	$650	0.87%	$75,078
Commercial secured by real estate	5,093	0.83	858	0.14	2,603	0.42	613,059
Commercial other	3,473	1.25	116	0.04	569	0.21	276,921
Consumer real estate construction	114	0.37	0	0.00	0	0.00	30,456
Consumer real estate secured	4,828	0.97	0	0.00	1,131	0.23	499,410
Consumer other	29	0.01	0	0.00	366	0.09	395,588
Equipment lease financing	0	0.00	0	0.00	0	0.00	12,007
Total	$13,808	0.73%	$974	0.05%	$5,319	0.28%	$1,902,519

December 31, 2003
Commercial construction	$84	0.13%	$0	0.00%	$0	0.00%	$67,147
Commercial secured by real estate	4,165	0.71	637	0.11	1,824	0.31	583,924
Commercial other	2,269	0.88	1,089	0.42	1,076	0.42	256,837
Consumer real estate construction	134	0.41	0	0.00	0	0.00	32,495
Consumer real estate secured	3,013	0.73	0	0.00	1,984	0.48	413,939
Consumer other	40	0.01	0	0.00	579	0.16	368,578
Equipment lease financing	0	0.00	0	0.00	0	0.00	13,340
Total	$9,705	0.56%	$1,726	0.10%	$5,463	0.31%	$1,736,260

In 2004, gross interest income that would have been recorded on nonaccrual loans had the loans been current in accordance with their original terms amounted to $1.0 million. Interest income actually received and included in net income for the period was $0.1 million, leaving $0.9 million of interest income not recognized during the period.

Discussion of the Nonaccrual Policy

The accrual of interest income on loans is discontinued when the collection of interest and principal in full is not expected. When interest accruals are discontinued, interest income accrued in the current period is reversed and interest income accrued in prior periods is charged to the allowance for loan losses. Any loans past due 90 days or more must be well secured and in the process of collection to continue accruing interest.

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

Foreign Outstandings

None

Loan Concentrations

The Corporation had no concentration of loans exceeding 10% of total loans at December 31, 2004. See note 16 to the consolidated financial statements for further information.

Analysis of the Allowance for Loan Losses

(in thousands)	2004	2003	2002	2001	2000
Allowance for loan losses, beginning of year	$24,653	$23,271	$23,648	$25,886	$25,102
Loans charged off:
Commercial construction	339	164	662	275	106
Commercial secured by real estate	1,135	773	2,386	3,252	1,210
Commercial other	2,331	4,085	3,393	2,406	1,480
Real estate construction	20	0	0	0	0
Real estate mortgage	683	957	1,098	1,061	1,006
Consumer	5,080	5,725	6,598	8,452	9,645
Equipment lease financing	0	0	0	0	0
Total charge-offs	9,588	11,704	14,137	15,446	13,447

Recoveries of loans previously charged off:
Commercial construction	1	32	0	25	4
Commercial secured by real estate	301	243	156	105	348
Commercial other	382	450	207	224	228
Real estate mortgage	244	159	107	76	123
Consumer	2,376	2,870	3,204	3,593	4,311
Equipment lease financing	0	0	0	0	0
Total recoveries	3,304	3,754	3,674	4,023	5,014

Net charge-offs:
Commercial construction	338	132	662	250	102
Commercial secured by real estate	834	530	2,230	3,147	862
Commercial other	1,949	3,635	3,186	2,182	1,252
Real estate construction	20	0	0	0	0
Real estate mortgage	439	798	991	985	883
Consumer	2,704	2,855	3,394	4,859	5,334
Equipment lease financing	0	0	0	0	0
Total net charge-offs	6,284	7,950	10,463	11,423	8,433

Provisions charged against operations	8,648	9,332	10,086	9,185	9,217
Balance, end of year	$27,017	$24,653	$23,271	$23,648	$25,886

Allocation of allowance, end of year:
Commercial construction	$758	$2,323	$305	$552	$499
Commercial secured by real estate	6,187	5,281	2,327	4,264	3,632
Commercial other	2,794	608	1,280	2,293	2,284
Real estate construction	52	971	50	66	32
Real estate mortgage	849	76	810	1,404	942
Consumer	2,656	2,833	3,390	7,737	8,689
Equipment lease financing	121	121	48	56	52
Unallocated	13,600	12,440	15,061	7,276	9,756
Balance, end of year	$27,017	$24,653	$23,271	$23,648	$25,886

Average loans outstanding, net of unearned interest	$1,816,146	$1,658,289	$1,660,912	$1,748,241	$1,665,349
Loans outstanding at end of year, net of unearned interest	$1,902,519	$1,736,260	$1,634,607	$1,709,826	$1,693,812

Net charge-offs to average loan type:
Commercial construction	0.47%	0.19%	0.94%	0.32%	0.13%
Commercial secured by real estate	0.14	0.10	0.44	0.63	0.19
Commercial other	0.76	1.29	1.12	0.70	0.40
Real estate construction	0.06	0.00	0.00	0.00	0.00
Real estate mortgage	0.09	0.20	0.25	0.22	0.21
Consumer	0.70	0.79	0.90	1.22	1.34
Equipment lease financing	0.00	0.00	0.00	0.00	0.00
Total	0.35%	0.48%	0.63%	0.65%	0.51%

Other ratios:
Allowance to net loans, end of year	1.42%	1.42%	1.42%	1.38%	1.53%
Provision for loan losses to average loans	0.48%	0.56%	0.61%	0.53%	0.55%

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

Average Deposits and Other Borrowed Funds

(in thousands)	2004	2003	2002
Deposits:
Noninterest bearing deposits	$379,353	$338,909	$315,202
NOW accounts	15,374	15,852	19,617
Money market accounts	382,147	403,314	416,078
Savings accounts	224,022	212,258	195,360
Certificates of deposit of $100,000 or more	357,994	361,037	363,480
Certificates of deposit < $100,000 and other time deposits	719,801	778,382	800,977
Total deposits	2,078,691	2,109,752	2,110,714

Other borrowed funds:
Repurchase agreements and federal funds purchased	93,281	83,270	70,275
Other short-term borrowings	688	262	679
Advances from Federal Home Loan Bank	63,546	4,123	7,381
Long-term debt	59,500	60,304	60,379
Total other borrowed funds	217,015	147,959	138,714
Total deposits and other borrowed funds	$2,295,706	$2,257,711	$2,249,428

The maximum balance for federal funds purchased and repurchase agreements at any month-end during 2004 occurred at February 29, 2004, with a month-end balance of $117.1 million. The maximum balance for federal funds purchased and repurchase agreements at any month-end during 2003 occurred at November 30, 2003, with a month-end balance of $112.7 million. The maximum balance for federal funds purchased and repurchase agreements at any month-end during 2002 occurred at February 28, 2002, with a month-end balance of $87.7 million.

Maturities and/or repricing of time deposits of $100,000 or more outstanding at December 31, 2004 are summarized as follows:

(in thousands)	Certificates of Deposit	Other Time Deposits	Total
Three months or less	$149,060	$5,999	$155,059
Over three through six months	61,600	2,309	63,909
Over six through twelve months	134,741	7,918	142,659
Over twelve through sixty months	43,610	4,919	48,529
Over sixty months	0	103	103
	$389,011	$21,248	$410,259

Item 2. Properties

The Corporation’s main office, which is owned by the Bank, is located at 346 North Mayo Trail, Pikeville, Kentucky 41501. Following is a schedule of properties owned and leased by the Corporation and its subsidiaries as of December 31, 2004:

Location		Owned	Leased	Total
Banking locations:
Community Trust Bancorp, Inc.
*	Tug Valley Market	1	0	1
	1 location in Mingo County, West Virginia
*	Hamlin Market	3	0	3
	2 locations in Lincoln County, West Virginia and 1 location in Wayne County, West Virginia
*	Summersville Market	1	0	1
	1 location in Nicholas County, West Virginia

Community Trust Bank, Inc.
l	Pikeville Market (lease land to 3 owned locations)	9	1	10
	10 locations in Pike County, Kentucky
	Floyd/Knott Market	2	0	2
	1 location in Floyd County, Kentucky and 1 location in Knott County, Kentucky
	Tug Valley Market	0	1	1
	1 location in Pike County, Kentucky
	Whitesburg Market	4	1	5
	5 locations in Letcher County, Kentucky
l	Lexington Market	1	4	5
	5 locations in Fayette County, Kentucky
	Winchester Market	1	2	3
	3 locations in Clark County, Kentucky
	Richmond Market (lease land to 1 location)	3	1	4
	4 locations in Madison County, Kentucky
	Mt. Sterling Market	2	0	2
	2 locations in Montgomery County, Kentucky
l	Versailles Market (lease land to 1 location)	3	3	6
	2 locations in Woodford County, Kentucky, 2 locations in Franklin County, Kentucky, 1 location in Mercer County, Kentucky, and 1 location in Scott County, Kentucky
l	Ashland Market (lease land to 1 location)	5	0	5
	4 locations in Boyd County, Kentucky and 1 location in Greenup County, Kentucky
	Flemingsburg Market	4	0	4
	4 locations in Fleming County, Kentucky
l	Middlesboro Market (lease land to 1 owned location)	3	0	3
	3 locations in Bell County, Kentucky
	Williamsburg Market	5	0	5
	2 locations in Whitley County, Kentucky and 3 locations in Laurel County, Kentucky
	Campbellsville Market (lease land to 2 locations)	8	0	8

2 locations in Taylor County, Kentucky, 2 locations in Pulaski County, Kentucky, 1 location in Adair County, Kentucky, 1 location in Green County, Kentucky, 1 location in Russell County, Kentucky, and 1 location in Marion County, Kentucky

	Mt. Vernon Market	2	0	2
	2 locations in Rockcastle County, Kentucky
	Hazard Market (lease land to 4 locations)	6	0	6
	6 locations in Perry County, Kentucky
Total banking locations		63	13	76

Loan production offices:
Community Trust Bank, Inc.
	Louisville (Jefferson County, Kentucky)	0	1	1
	Florence (Boone County, Kentucky)	0	1	1
Total loan production offices		0	2	2

Operational locations:
Community Trust Bank, Inc.
	Pikeville (Pike County, Kentucky) (lease land to 1 location)	1	0	1
	Lexington (Fayette County, Kentucky)	0	1	1
Total operational locations		1	1	2

Other:
Community Trust Bank, Inc.
	Ashland (Boyd County, Kentucky)	0	1	1
Total other locations		0	1	1

Total locations		64	17	81

*Community Trust Bank, Inc. leases these branch locations.
lCommunity Trust and Investment Company has leased offices in the main office locations in these markets.

See notes 7 and 13 to the consolidated financial statements included herein for the year ended December 31, 2004, for additional information relating to lease commitments and amounts invested in premises and equipment.

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

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders, through solicitation of proxies or otherwise, during the fourth quarter of 2004.

Executive Officers of the Registrant

Set forth below are the executive officers of the Corporation at December 31, 2004, their positions with the Corporation, and the year in which they first became an executive officer or director.

Name and Age (1)	Positions and Offices Currently Held	Date First Became Director or Executive Officer		Principal Occupation
Jean R. Hale; 58	Chairman, President and CEO	1992	(2)	Chairman, President and CEO of Community Trust Bancorp, Inc.

Mark A. Gooch; 46	Executive Vice President and Treasurer	1997		President and CEO of Community Trust Bank, Inc.

Tracy Little; 64	Executive Vice President	2003	(3)	President and CEO of Community Trust and Investment Company

William Hickman III; 54	Executive Vice President and Secretary	1998		Executive Vice President/Staff Attorney of Community Trust Bank, Inc.

Michael S. Wasson; 53	Executive Vice President	2000	(4)	Executive Vice President/Central Kentucky Region President of Community Trust Bank, Inc.

James B. Draughn; 45	Executive Vice President	2001	(5)	Executive Vice President/Operations of Community Trust Bank, Inc.

Kevin J. Stumbo; 44	Executive Vice President	2002	(6)	Executive Vice President/Controller of Community Trust Bank, Inc.

Ricky D. Sparkman; 42	Executive Vice President	2002	(7)	Executive Vice President/South Central Region President of Community Trust Bank, Inc.

Richard W. Newsom; 50	Executive Vice President	2002	(8)	Executive Vice President/Eastern Region President of Community Trust Bank, Inc.

James Gartner; 63	Executive Vice President	2002	(9)	Executive Vice President/Chief Credit Officer of Community Trust Bank, Inc.

Larry W. Jones; 58	Executive Vice President	2002	(10)	Executive Vice President/Northeast Region President of Community Trust Bank, Inc.

Steven E. Jameson; 48	Executive Vice President	2004	(11)	Executive Vice President/Chief Internal Audit & Risk Officer

    (1) The ages listed for the Corporation's executive officers are as of February 28, 2005.

(2) Ms. Hale assumed the position of Chairman of the Board effective December 31, 2004, upon the retirement of Burlin Coleman.

(3) Mr. Little began employment with the Corporation on August 4, 2003. Prior to joining the Corporation, Mr. Little served for three years in Sarasota, Florida as Vice President of Fisher Investments, Inc., a $10 billion private investment firm headquartered in Woodside, California. For the two years prior, he served as Senior Vice President and Executive Officer in charge of the private client group of Provident Bank of Florida. Mr. Little has thirty-six years in the trust and banking business and has been the executive in charge of five different trust departments and trust companies.

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

(11) Mr. Jameson served as Lead Auditing Specialist for The World Bank Group in Washington, D.C. for one year prior to joining the Corporation in April 2004. For the four years prior, Mr. Jameson was employed by The Institute of Internal Auditors, Inc. in Altamonte Springs, Florida as Assistant Vice President of the Professional Practices Group. Mr. Jameson's certifications include Certified Public Accountant, Certified Internal Auditor, Certified Bank Auditor, Certified Fraud Examiner, Certified Financial Services Auditor, and Certification in Control Self-Assessment.

PART II

Item 5. Market for the Registrant’s Common Equity and Related Shareholder Matters

The Corporation’s common stock is listed on The NASDAQ-Stock Market’s National Market under the symbol CTBI. Additional information required by this item is included in the Quarterly Financial Data below:

Quarterly Financial Data

(in thousands except per share amounts)
Three Months Ended	December 31	September 30	June 30	March 31
2004
Net interest income	$24,392	$23,485	$22,654	$22,681
Net interest income, taxable equivalent basis	24,794	23,883	23,039	23,070
Provision for loan losses	2,685	2,045	1,785	2,133
Noninterest income	8,207	8,575	9,120	8,015
Noninterest expense	18,712	18,917	18,772	18,194
Net income	7,900	8,014	7,756	7,280

Per common share:
Basic earnings per share	$0.53	$0.54	$0.53	$0.49
Diluted earnings per share	0.52	0.53	0.52	0.48
Dividends declared	0.24	0.21	0.21	0.21

Common stock price:
High	$34.48	$29.55	$31.18	$30.00
Low	28.18	26.56	25.84	25.16
Last trade	32.36	28.26	27.73	30.00

Selected ratios:
Return on average assets, annualized	1.17%	1.26%	1.26%	1.18%
Return on average common equity, annualized	13.31%	13.83%	13.81%	12.97%
Net interest margin, annualized	3.97%	4.08%	4.09%	4.09%

2003
Net interest income	$22,297	$20,776	$21,018	$20,528
Net interest income, taxable equivalent basis	22,689	21,162	21,437	20,926
Provision for loan losses	2,115	2,085	3,585	1,547
Noninterest income	8,148	10,093	9,585	8,546
Noninterest expense	18,249	18,111	16,764	17,611
Net income	7,553	7,281	7,064	6,993

Per common share:
Basic earnings per share	$0.51	$0.49	$0.48	$0.47
Diluted earnings per share	0.50	0.48	0.48	0.47
Dividends declared	0.21	0.19	0.18	0.17

Common stock price:
High	$30.66	$25.69	$24.79	$22.02
Low	23.18	21.60	20.87	20.42
Last trade	27.46	24.03	21.62	20.87

Selected ratios:
Return on average assets, annualized	1.20%	1.15%	1.14%	1.15%
Return on average common equity, annualized	13.61%	13.45%	13.27%	13.38%
Net interest margin, annualized	3.93%	3.62%	3.75%	3.74%

There were approximately 3,500 holders of record of the Corporation's outstanding common shares at February 28, 2005.

Dividends

The annual dividend was increased from $0.75 per share to $0.87 per share during 2004. A 10% stock dividend distributed on December 15, 2004 resulted in the restatement of the 2004 cash dividend of $0.93 per share to $0.87 per share, the 2003 cash dividend of $0.82 per share to $0.75 per share, and the 2002 cash dividend of $0.71 per share to $0.65 per share. The Corporation did not adjust its fourth quarter 2004 cash dividend with the stock dividend of December 15, 2004 electing to retain the payment at $0.24 per share. The Corporation has adopted a conservative policy of cash dividends, by maintaining an average annual cash dividend ratio of less than 45%, with periodic stock dividends. Dividends are typically paid on a quarterly basis. Future dividends are subject to the discretion of the Corporation’s Board of Directors, cash needs, general business conditions, dividends from the subsidiaries, and applicable governmental regulations and policies. For information concerning restrictions on dividends from the subsidiary bank to the Corporation, see note 18 to the consolidated financial statements included herein for the year ended December 31, 2004.

Stock Repurchases

The following table shows shares of the Corporation's stock acquired through the stock repurchase program during the year 2004:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 2004	0	-	0	633,519
February 2004	0	-	0	633,519
March 2004	55,000	$25.45	55,000	578,519
April 2004	0	-	0	578,519
May 2004	0	-	0	578,519
June 2004	0	-	0	578,519
July 2004	0	-	0	578,519
August 2004	0	-	0	578,519
September 2004	0	-	0	578,519
October 2004	0	-	0	578,519
November 2004	0	-	0	578,519
December 2004	0	-	0	578,519
Total	55,000	$25.45	55,000	578,519

Item 6. Selected Financial Data 2000-2004

(in thousands except per share amounts)
Year Ended December 31	2004	2003	2002	2001	2000
Interest income	$130,401	$128,514	$146,550	$176,835	$175,749
Interest expense	37,189	43,895	57,293	93,717	91,515
Net interest income	93,212	84,619	89,257	83,118	84,234
Provision for loan losses	8,648	9,332	10,086	9,185	9,217
Noninterest income	33,917	36,372	27,928	23,774	19,526
Noninterest expense	74,595	70,735	67,341	64,938	61,927
Income before income taxes	43,886	40,924	39,758	32,769	32,616
Income taxes	12,936	12,033	12,158	10,497	10,270
Net income	$30,950	$28,891	$27,600	$22,272	$22,346

Per common share:
Basic earnings per share	$2.09	$1.95	$1.83	$1.45	$1.41
Cash dividends declared-	$0.87	$0.75	$0.65	$0.61	$0.56
as a % of net income	41.63%	38.46%	35.52%	42.07%	39.72%
Book value, end of year	$15.91	$14.95	$14.02	$12.60	$11.68
Market price, end of year	$32.36	$27.46	$20.78	$17.85	$11.17
Market value to book value, end of year	2.03	x	1.84	x	1.48	x	1.42	x	0.96	x
Price/earnings ratio, end of year	15.48	x	14.08	x	11.36	x	12.31	x	7.92	x
Cash dividend yield, end of year	2.69%	2.73%	3.13%	3.42%	5.01%

At year-end:
Total assets	$2,709,094	$2,474,039	$2,487,911	$2,503,905	$2,264,395
Long-term debt	59,500	59,500	60,604	47,944	48,060
Shareholders’ equity	236,169	221,393	209,419	191,606	181,904

Averages:
Assets	$2,543,272	$2,492,286	$2,467,469	$2,444,695	$2,195,380
Deposits	2,078,691	2,109,752	2,110,714	2,094,296	1,886,198
Earning assets	2,337,540	2,292,251	2,268,579	2,256,341	2,004,686
Loans	1,816,146	1,658,289	1,660,912	1,748,241	1,665,349
Shareholders’ equity	229,561	215,086	202,562	187,899	176,911

Profitability ratios:
Return on average assets	1.22%	1.16%	1.12%	0.91%	1.02%
Return on average equity	13.48%	13.43%	13.63%	11.85%	12.63%

Capital ratios:
Equity to assets, end of year	8.72%	8.95%	8.42%	7.65%	8.03%
Average equity to average assets	9.03%	8.63%	8.21%	7.69%	8.06%

Risk based capital ratios:
Tier 1 capital
(to average assets)	8.78%	8.73%	8.23%	6.44%	7.29%
Tier 1 capital
(to risk weighted assets)	11.82%	11.35%	10.98%	9.11%	9.26%
Total capital
(to risk weighted assets)	13.07%	12.60%	12.22%	10.32%	10.51%

Other significant ratios:
Allowance to net loans, end of year	1.42%	1.42%	1.42%	1.38%	1.53%
Allowance to nonperforming loans, end of year	134.41%	145.93%	102.34%	70.27%	99.30%
Nonperforming assets to loans and foreclosed properties, end of year	1.30%	1.35%	1.56%	2.08%	1.79%
Net interest margin	4.05%	3.76%	4.02%	3.77%	4.33%

Other statistics:
Average common shares outstanding	14,811	14,821	15,095	15,329	15,901
Number of full-time equivalent employees, end of year	954	901	874	883	795

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Community Trust Bancorp, Inc. reported record earnings of $31.0 million for 2004 compared to $28.9 million for 2003 and $27.6 million for 2002. Basic earnings per share for 2004 were $2.09 compared to $1.95 per share for 2003 and $1.83 per share for 2002. Basic earnings per share for the year 2004 reflects the Corporation’s sixth consecutive year of increased earnings per share. All per share data has been restated to reflect the 10% stock dividend distributed on December 15, 2004.

The increase in earnings is reflected in the Corporation's return on average assets and return on average equity for 2004. Return on average assets for 2004 was 1.22% compared to 1.16% and 1.12% in 2003 and 2002, respectively. Return on average equity for 2004 was 13.48% compared to 13.43% and 13.63% in 2003 and 2002, respectively.

The Corporation's assets increased to $2.7 billion at December 31, 2004 from the $2.5 billion at December 31, 2003. The Corporation experienced an increase of $244.2 million in earning assets during the year 2004. The investment portfolio grew $77.9 million and the loan portfolio grew $166.3 million. The growth in the investment portfolio was primarily a result of a $200 million transaction completed in August 2004, which increased our investment portfolio with funds borrowed from the Federal Home Loan Bank of Cincinnati, Ohio. Loan growth has occurred in all three major loan categories, commercial, residential real estate, and consumer loans. Total deposits and repurchase agreements of $2.2 billion at December 31, 2004 experienced growth of $67.4 million from prior year-end.

As was anticipated, the investment transaction completed in August 2004 has been accretive to earnings but has resulted in a lower net interest margin and return on average assets.

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

Effects of Accounting Changes

➢
Consolidation of Variable Interest Entities - In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin 51. The primary objectives of this interpretation are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights (variable interest entities) and how to determine when and which business enterprise (the primary beneficiary) should consolidate the variable interest entity. This new model for consolidation applies to an entity in which either (a) the equity investors (if any) do not have a controlling financial interest, or (b) the equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties. In addition, FIN 46 requires that the primary beneficiary, as well as all other enterprises with a significant variable interest in a variable interest entity, make additional disclosures. Certain disclosure requirements of FIN 46 were effective for financial statements issued after January 31, 2003. In December 2003, FASB issued FIN 46 (revised December 2003), Consolidation of Variable Interest Entities ("FIN 46-R") to address certain FIN 46 implementation issues. The provisions of FIN 46 were applicable for variable interests in entities obtained after January 31, 2003. The adoption of the provisions applicable to special purpose entities ("SPEs") and all other variable interests obtained after January 31, 2003 did not have a material impact on the Corporation’s consolidated financial statements. Effective March 31, 2004, the Corporation adopted the provisions of FIN 46-R applicable to non-SPEs created prior to February 1, 2003. Adoption of FIN 46-R had no impact on the Corporation’s consolidated financial statements.

➢
Accounting for Certain Loans and Debt Securities Acquired in a Transfer - In December 2003, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 03-3, Accounting for Certain Loans and Debt Securities Acquired in a Transfer. SOP 03-3 addresses the accounting for certain acquired loans that show evidence of credit deterioration since their origination (i.e. impaired loans) and for which a loss is deemed probable of occurring. SOP 03-3 prohibits the carryover of an allowance for loan loss on certain acquired loans within its scope. SOP 03-3 is effective for loans that are acquired in fiscal years beginning after December 15, 2004. The Corporation will evaluate the applicability of this SOP for all prospective loans acquired in fiscal years beginning after December 15, 2004. The Corporation does not anticipate this Statement to have material effect on its consolidated financial statements.

➢
Application of Accounting Principles to Loan Commitments - In March 2004, the Securities and Exchange Commission staff released Staff Accounting Bulletin ("SAB") No. 105, Application of Accounting Principles to Loan Commitments. This SAB disallows the inclusion of expected future cash flows related to the servicing of a loan in the determination of the fair value of a loan commitment. Further, no other internally developed intangible asset should be recorded as part of the loan commitment derivative. Recognition of intangible assets would only be appropriate in a third-party transaction, such as a purchase of a loan commitment or in a business combination. The SAB is effective for all loan commitments entered into after March 31, 2004, but does not require retroactive adoption for loan commitments entered into on or before March 31, 2004. Adoption of this SAB did not have a material effect on the Corporation's consolidated financial statements.

➢
The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments - In March 2004, a consensus was reached on the Emerging Issues Task Force ("EITF") Issue 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. The EITF reached a consensus on an other-than-temporary impairment model for debt and equity securities accounted for under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and cost method investments. The basic model developed to evaluate whether an investment within the scope of Issue 03-1 is other-than-temporarily impaired involves a three-step process including determining whether an investment is impaired (fair value less than cost), evaluating whether the impairment is other-than-temporary (including the Corporation's intent and ability to hold the impaired securities until the cost is recovered) and, if other-than-temporary, requiring recognition of an impairment loss equal to the difference between the investment's cost and its fair value. The first step in the model used to determine other-than-temporary impairments shall be applied prospectively to all current and future investments in interim or annual reporting periods beginning after June 15, 2004. The second and third steps in the model have been delayed pending issuance of proposed FASB Staff Position EITF 03-1-a., Implementation Guidance for the Application of Paragraph 16 of EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. At December 31, 2004, the Corporation had approximately $4.0 million in gross unrealized losses, none of which is considered to be other than temporary impairment. The Corporation is evaluating the impact of this Issue.

➢
Stock-Based Employee Compensation - The Corporation currently maintains two incentive stock option plans covering key employees; however, only one plan is active. The 1998 Stock Option Plan ("1998 Plan") was approved by the Board of Directors and the Shareholders in 1998. The 1998 Plan had 1,046,831 shares authorized, 432,770 of which were available at December 31, 2004 for future grants. All options granted have a maximum term of ten years. Options granted as management retention options vest after five years, all other options vest ratably over four years. The Corporation has elected to follow Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations in accounting for its employee stock options. Under APB Opinion No. 25, because the exercise price of all employee stock options equals the market price of the underlying stock on the date of the grant, no compensation expense is recognized.

Had compensation cost for the Corporation’s stock options granted in 2004, 2003, and 2002 been determined under the fair value approach described in SFAS No. 123, Accounting for Stock-Based Compensation, the Corporation’s net income and earnings per share would have been reduced to the pro forma amounts indicated below:

(in thousands, except per share amounts) Years ended December 31		2004	2003	2002
Net income as reported		$30,950	$28,891	$27,600
Stock-based compensation expense		(535)	(522)	(762)
Tax effect		187	183	267
Net income pro forma		$30,602	$28,552	$27,105

Basic net income per share	As reported	$2.09	$1.95	$1.83
	Pro forma	2.06	1.91	1.80

Diluted net income per share	As reported	$2.05	$1.93	$1.81
	Pro forma	2.03	1.89	1.77

       The fair value of the options presented above was estimated at the date of the grant using a Black-Scholes option pricing model with the following weighted average assumptions for 2004, 2003, and 2002, respectively: risk-free interest rates of 3.70%, 2.69%, and 3.68%, dividend yields of 3.02%, 3.29%, and 3.58%, volatility factors of the expected market price of the Corporation’s common stock of 0.756, 0.593, and 0.290, and a weighted average expected option life of 6.8, 4.0, and 5.0.

In December 2004, FASB issued SFAS No. 123R, Share-Based Payment. SFAS No. 123R is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25. Among other items, SFAS No. 123R eliminates the use of APB Opinion No. 25 and the intrinsic value method of accounting and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements. The effective date of SFAS No. 123R is the first reporting period beginning after June 15, 2005, which is the third quarter 2005 for calendar year companies, although early adoption is allowed. SFAS No. 123R permits companies to adopt its requirements using either a "modified prospective" method, or a "modified retrospective" method. Under the "modified prospective" method, the compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS No. 123R for all share-based payments granted after that date, and based on the requirements of SFAS No. 123 for all unvested awards granted prior to the effective date of SFAS No. 123R. Under the "modified retrospective" method, the requirements are the same as under the "modified prospective" method, but this method also permits entities to restate financial statements of previous periods based on pro forma disclosures made in accordance with SFAS No. 123. The Corporation currently utilizes a standard option pricing model (i.e., Black-Scholes) to measure the fair value of stock options granted to employees. While SFAS No. 123R permits entities to continue to use such a model, the standard also permits the use of a "lattice" model. The Corporation has not yet determined which model it will use to measure the fair value of employee stock options upon the adoption of SFAS No. 123R. SFAS No. 123R also requires that the benefits associated with the tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after the effective date. These future amounts cannot be estimated, because they depend on, among other things, when employees exercise stock options. However, the amount of operating cash flows recognized in prior periods for such excess tax deductions, as shown in the Corporation's Consolidated Statement of Cash Flows, were $0.3 million, $0.2 million, and $0.1 million, respectively, for 2004, 2003, and 2002. The Corporation currently expects to adopt SFAS No. 123R effective July 1, 2005; however, the Corporation has not yet determined which of the aforementioned adoption methods it will use. Subject to a complete review of the requirements of SFAS No. 123R, based on stock options granted to employees through December 31, 2004 and stock options that were granted in January 2005, the Corporation expects that the adoption of SFAS No. 123R on July 1, 2005 will reduce both third quarter 2005 and fourth quarter 2005 net earnings by approximately $0.1 million ($0.01 per share, diluted) each. See note 12 to the consolidated financial statements for additional information.

Results of Operations

2004 Compared to 2003

Net income for 2004 was $31.0 million compared to $28.9 million for 2003. The increase in net income was primarily driven by a 10.2% increase in net interest income, as interest income increased 1.5% and interest expense decreased 15.3%. See the Net Interest Income section below for further information. Basic earnings per share for 2004 were $2.09 compared to $1.95 per share for 2003. The average shares outstanding in 2004 and 2003 were 14.8 million.

Net interest income for 2004 was $93.2 million compared to $84.6 million in 2003. Noninterest income was $33.9 million compared to $36.4 million in 2003 and noninterest expense was $74.6 million compared to $70.7 million in 2003. See the Noninterest Income and Noninterest Expense sections below for further information.

Return on average assets was 1.22% for 2004 compared to 1.16% in 2003, and return on average equity for 2004 was 13.48% compared to 13.43% in 2003.

Net Interest Income:

The Corporation's net interest margin of 4.05% was a 29 basis point increase from the 3.76% for the year ended December 31, 2003. Management expects that, as interest rates continue to rise, the Corporation will benefit in the short term as its variable rate commercial loan portfolio reprices at a more rapid pace than its liabilities but that, by the end of a twelve-month cycle, the margin will be slightly compressed as the repricing of liabilities occurs. For further information, see the table titled "Consolidated Average Balance Sheets and Taxable Equivalent Income/Expense and Yields/Rates" in the Selected Statistical Information.

Average earning assets were $2.3 billion at December 31, 2004 and at December 31, 2003. Average interest bearing liabilities were $1.9 billion at December 31, 2004 and at December 31, 2003. Average interest bearing liabilities as a percentage of average earning assets were 82.0% at December 31, 2004 compared to 83.7% in 2003.

The taxable equivalent yield on average earning assets was 5.65% for 2004 compared to 5.68% in 2003. The cost of average interest bearing liabilities was 1.94% for 2004 compared to 2.29% for 2003. The yield on interest bearing assets has been impacted by the change in the earning asset mix between the loan portfolio and the investment portfolio as well as by the change in market rates. Average loans accounted for 72.3% of average earning assets in 2003 while average loans accounted for 77.7% of average earning assets in 2004. Average loans accounted for 66.5% of total average assets for the year ended December 31, 2003 compared to 71.4% for the year ended December 31, 2004. Total loans as a percentage of total assets as of December 31, 2004 and 2003 were 70.2%.

Provision for Loan Losses and Allowance for Loan Losses:

The provision for loan losses that was added to the allowance was $8.6 million as of December 31, 2004 compared to $9.3 million for 2003. This provision represents a charge against current earnings in order to maintain the allowance at an appropriate level determined using the accounting estimates described in the Critical Accounting Policies and Estimates section. Loan losses, net of recoveries, as a percentage of average loans outstanding were 0.35% in 2004 compared to 0.48% in 2003 as net loan losses were $6.3 million for 2004 compared to $8.0 million for 2003.

Our reserve for losses on loans as a percentage of total loans outstanding remained flat at 1.42% as of December 31, 2004 and December 31, 2003.

Nonperforming loans at December 31, 2004 of $20.1 million, or 1.1% of total loans, increased from the $16.9 million, or 1.0% of total loans, at December 31, 2003. The Corporation's continued focus on liquidation of foreclosed properties has resulted in the decrease of foreclosed properties to $4.8 million on December 31, 2004 from the $6.6 million reported at December 31, 2003. Foreclosed properties consist primarily of 1-4 family residential real estate. Nonperforming assets at December 31, 2004 were $24.9 million compared to $23.5 million at December 31, 2003.

Noninterest Income:

Noninterest income for the year ended December 31, 2004 decreased 6.7% from prior year. The following table displays the year-to-date activity in the various significant noninterest income accounts.

Noninterest Income Summary
(in thousands)	12 Months 2004	12 Months 2003
Deposit related fees	$17,658	$17,057
Loan related fees	5,203	4,644
Mortgage servicing rights	46	(1,269)
Loan valuation adjustments*	1,384	348
Trust revenue	2,456	2,457
Gains on sales of loans	1,619	5,693
Securities gains	639	3,042
Other revenue	4,912	4,400
Total noninterest income	$33,917	$36,372

*Loan valuation adjustments consist of the adjustments of loans obtained through acquisitions to their net realizable value.

Noninterest Expense:

Noninterest expense for the year ended December 31, 2004 of $74.6 million was a 5.5% increase from the $70.7 million for the year ended December 31, 2003. The increase in noninterest expense from prior year was primarily attributable to increased personnel expense due to the filling of budgeted key positions and the accrual of a performance-based incentive in the amount of $2.3 million. No incentive accrual was booked in 2003. The Corporation’s performance incentive plan requires a performance incentive payment to eligible employees if the Corporation reaches goals established by the Board of Directors. These goals were not met in 2003; however, they were met for the year 2004.

The efficiency ratio for the year ended December 31, 2004 improved almost 100 basis points to 58.25% from the 59.17% for the year ended December 31, 2003. The deposit to FTE (full-time equivalent) ratio decreased to $2.2 million at December 31, 2004 from $2.3 million at December 31, 2003.

2003 Compared to 2002

Net income for 2003 was $28.9 million compared to $27.6 million for 2002. The increase in net income was primarily driven by a 30.2% increase in noninterest income. See the Noninterest Income section below for additional information. Basic earnings per share for 2003 were $1.95 compared to $1.83 per share for 2002. The average shares outstanding in 2003 and 2002 were 14.8 million and 15.1 million, respectively.

Net interest income for 2003 was $84.6 million compared to $89.3 million in 2002. Noninterest income was $36.4 million compared to $27.9 million in 2002 and noninterest expense was $70.7 million compared to $67.3 million in 2002.

Return on average assets was 1.16% for 2003 compared to 1.12% in 2002, and return on average equity was 13.43% compared to 13.63% in 2002.

Net Interest Income:

The Corporation's net interest margin of 3.76% was a 26 basis point or 7.2% decrease from the 4.02% for the year ended December 31, 2002. However, the net interest margin had shown improvement as seen by the 31 basis point increase quarter-over-quarter from 3.62% for the quarter ended September 30, 2003 to 3.93% for the quarter ended December 31, 2003. The Corporation experienced growth in all three loan categories during the last seven months of 2003.

Average earning assets were $2.3 billion at December 31, 2003 and at December 31, 2002. Average interest bearing liabilities were $1.9 billion at December 31, 2003 and at December 31, 2002. Average interest bearing liabilities as a percentage of average earning assets were 83.7% at December 31, 2003 compared to 85.3% in 2002.

The taxable equivalent yield on average earning assets was 5.68% for 2003 compared to 6.54% in 2002. The cost of average interest bearing liabilities was 2.29% for 2003 compared to 2.96% for 2002. The yield on interest bearing assets had been impacted by the change in the earning asset mix between the loan portfolio and the investment portfolio as well as by the change in market rates. Average loans accounted for 73.2% of average earning assets in 2002 while average loans accounted for 72.3% of average earning assets in 2003. Average loans accounted for 67.3% of total average assets for the year ended December 31, 2002 compared to 66.5% for the year ended December 31, 2003. Total loans as a percentage of total assets as of December 31, 2003 and 2002 were 70.2% and 65.7%, respectively.

As was presented in the interest rate sensitivity table in the Liquidity and Market Risk section that was included in the Management Discussion and Analysis of the Corporation's annual report on Form 10-K for the year ended December 31, 2003, the Corporation’s gap position on December 31, 2003 was relatively flat as the Corporation had sold securities during the year and reinvested in securities with shorter maturities to offset the shortened term of its liabilities. During 2003, the Corporation sold floating rate securities, U.S. treasuries, and 15-year mortgage-backed securities and reinvested in agencies, municipals, and mortgage-backed securities with a slightly longer duration, but with a favorable increase in the portfolio’s taxable equivalent yield. This extension of duration on the asset side of the balance sheet was the primary factor in the Corporation’s estimated earnings sensitivity in a 200 basis point increased rate environment declining from 4.38% at December 31, 2002 to 1.46% at December 31, 2003.

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

Asset quality improved for the Corporation with nonperforming loans decreasing to $16.9 million, a 25.7% decrease from the $22.7 million at December 31, 2002. Nonperforming assets also improved by 8.0% for the year 2003, reflecting management’s continued focus on improving asset quality.

Foreclosed properties on December 31, 2003 were $6.6 million, an increase from the $2.8 million at December 31, 2002. During the fourth quarter of 2003, the Corporation was successful in obtaining title to $3.1 million in real estate collateral from a problem credit that has been in foreclosure proceedings for approximately two years. The property was recorded at cost which was lower than market value. Foreclosed properties consisted primarily of 1-4 family residential real estate.

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

Noninterest Expense:

Noninterest expense increased 5.0% from $67.3 million for the year ended December 31, 2002 to $70.7 million for the year ended December 31, 2003. The increase in noninterest expense for the year was primarily attributable to increases in legal and professional fees, operating losses, and other noninterest expense. Legal and professional fees increased $1.0 million from December 31, 2002 to December 31, 2003, primarily due to fees incurred as a result of implementing the Overdraft Honor Program, operating losses increased $0.8 million, and other noninterest expense increased $1.6 million, including $0.8 million in nonrecurring charges to miscellaneous expense. Salaries and employee benefits remained relatively flat to prior year at $34.6 million; however, this line item included $1.8 million in charges in 2002 relative to the Corporation’s performance incentive plan. This plan requires a performance incentive payment to eligible employees if the Corporation reaches goals established by the Board of Directors. These goals were not met in 2003; however, if they were met in 2004, it was anticipated the cost would be approximately $2 million.

Our efficiency ratio was 59.2% at year-end 2003 compared to 57.3% at year-end 2002. The deposit to FTE (full-time equivalent) ratio decreased to $2.3 million at December 31, 2003 from $2.4 million at December 31, 2002.

Liquidity and Market Risk

The objective of the Corporation’s Asset/Liability management function is to maintain consistent growth in net interest income within the Corporation’s policy limits. This objective is accomplished through management of the Corporation’s consolidated balance sheet composition, liquidity, and interest rate risk exposures arising from changing economic conditions, interest rates, and customer preferences. The goal of liquidity management is to provide adequate funds to meet changes in loan and lease demand or unexpected deposit withdrawals. This is accomplished by maintaining liquid assets in the form of cash and cash equivalents and investment securities, maintaining sufficient unused borrowing capacity, and growth in core deposits. As of December 31, 2004, the Corporation had approximately $129 million in cash and cash equivalents and approximately $482 million in securities valued at estimated fair value designated as available-for-sale and available to meet liquidity needs on a continuing basis. Additional asset-driven liquidity is provided by the remainder of the securities portfolio and the repayment of loans. In addition to core deposit funding, the Corporation also accesses a variety of other short-term and long-term funding sources. The Corporation also relies on Federal Home Loan Bank advances for both liquidity and management of its asset/liability position. Federal Home Loan Bank advances were $162.4 million at December 31, 2004 compared to $3.2 million at December 31, 2003. The increase in Federal Home Loan Bank advances was a result of a transaction completed in August 2004, which increased our investment portfolio with funds borrowed from the Federal Home Loan Bank of Cincinnati, Ohio, as discussed earlier in the Management Discussion and Analysis. As of December 31, 2004, the Corporation had a $188.9 million available borrowing position with the Federal Home Loan Bank. The Corporation generally relies upon net inflows of cash from financing activities, supplemented by net inflows of cash from operating activities, to provide cash for its investing activities. As is typical of many financial institutions, significant financing activities include deposit gathering, use of short-term borrowing facilities such as repurchase agreements and federal funds purchased, and issuance of long-term debt. At December 31, 2004, the Corporation had a $12 million revolving line of credit, all of which is currently available to meet any future cash needs. The Corporation’s primary investing activities include purchases of securities and loan originations. Management does not rely on any one source of liquidity and manages availability in response to changing consolidated balance sheet needs.

The Corporation’s stock repurchase program began in December 1998 with the authorization to acquire up to 500,000 shares and was increased by an additional 1,000,000 shares in July 2000. The Corporation issued a press release on May 13, 2003 announcing its intention to repurchase up to 1,000,000 additional shares. The Corporation’s stock repurchase program continues to be accretive to shareholder value. During the year 2004, the Corporation acquired 55,000 shares of the Corporation’s stock. As of December 31, 2004, a total of 1,921,481 shares have been repurchased through this program. The following table shows Board allocations and repurchases made through the stock repurchase program for the years 1998 through 2004:

	Board Allocations	Repurchases*		Shares Available for Repurchase
		Average Price ($)	# of Shares
1998	500,000	-	0
1999	0	15.89	131,517
2000	1,000,000	11.27	694,064
2001	0	14.69	444,945
2002	0	19.48	360,287
2003	1,000,000	21.58	235,668
2004	0	25.45	55,000
Total	2,500,000	15.59	1,921,481	578,519
*Repurchased shares and average prices have been restated to reflect stock dividends that have occurred; however, board allocated shares have not been adjusted.

Management considers interest rate risk one of the Corporation’s most significant market risks. Interest rate risk is the exposure to adverse changes in net interest income due to changes in interest rates. Consistency of the Corporation’s net interest revenue is largely dependent upon the effective management of interest rate risk. The Corporation employs a variety of measurement techniques to identify and manage its interest rate risk including the use of an earnings simulation model to analyze net interest income sensitivity to changing interest rates. The model is based on actual cash flows and repricing characteristics for on and off-balance sheet instruments and incorporates market-based assumptions regarding the effect of changing interest rates on the prepayment rates of certain assets and liabilities. Assumptions based on the historical behavior of deposit rates and balances in relation to changes in interest rates are also incorporated into the model. These assumptions are inherently uncertain, and as a result, the model cannot precisely measure net interest income or precisely predict the impact of fluctuations in interest rates on net interest income. Actual results will differ from simulated results due to timing, magnitude, and frequency of interest rate changes as well as changes in market conditions and management strategies.

The Corporation’s Asset/Liability Management Committee (ALCO), which includes executive and senior management representatives and reports to the Board of Directors, monitors and manages interest rate risk within Board-approved policy limits. The Corporation’s current exposure to interest rate risks is determined by measuring the anticipated change in net interest income over a twelve-month period assuming a 200 basis point increase or decrease in rates, spread evenly over the twelve-month period. The following table shows the Corporation’s estimated earnings sensitivity profile as of December 31, 2004:

Change in Interest Rates (basis points)	Percentage Change in Net Interest Income (12 Months)
+200	5.26%
-200	(5.42)%

The following table shows the Corporation’s estimated earnings sensitivity profile as of December 31, 2003:

Change in Interest Rates (basis points)	Percentage Change in Net Interest Income (12 Months)
+200	1.46%
-200	(2.18)%

The simulation model used a 200 basis point increase in the yield curve spread evenly over a twelve-month period. The measurement at December 31, 2004 estimates that net interest income for the Corporation would increase by 5.26% over one year. A 200 basis point immediate and sustained decrease in interest rates would decrease net interest income by 5.42% over one year. In order to reduce the exposure to interest rate fluctuations and to manage liquidity, the Corporation has developed sale procedures for several types of interest-sensitive assets. Virtually all long-term, fixed rate single family residential mortgage loans underwritten according to Federal Home Loan Mortgage Corporation guidelines are sold for cash upon origination. Periodically, additional assets such as commercial loans are also sold. In 2004 and 2003, $68.6 million and $195.8 million, respectively, was realized on the sale of fixed rate residential mortgages. Management focuses its efforts on consistent net interest revenue and net interest margin growth through each of the retail and wholesale business lines. The Corporation does not currently engage in trading activities.

Capital Resources

The Corporation continues to grow its shareholders’ equity while also providing an average annual dividend yield during 2004 of 2.69% to shareholders. Shareholders’ equity of $236.2 million on December 31, 2004 is a 6.7% increase from the $221.4 million on December 31, 2003. The primary source of capital growth for the Corporation is retained earnings. Cash dividends were $0.87 per share for 2004 and $0.75 per share for 2003. The Corporation retained 58.4% of its earnings in 2004 compared to 61.7% in 2003.

Regulatory guidelines require bank holding companies, commercial banks, and savings banks to maintain certain minimum capital ratios and define companies as "well-capitalized" that sufficiently exceed the minimum ratios. The banking regulators may alter minimum capital requirements as a result of revising their internal policies and their ratings of individual institutions. To be "well-capitalized" banks and bank holding companies must maintain a Tier 1 leverage ratio of no less than 5.0%, a Tier 1 risk based ratio of no less than 6.0%, and a total risk based ratio of no less than 10.0%. The Corporation’s ratios as of December 31, 2004 were 8.78%, 11.82%, and 13.07%, respectively. Community Trust Bancorp, Inc. and it subsidiaries met the criteria for "well-capitalized" at December 31, 2004. See note 18 to the consolidated financial statements for further information.

Upon the early adoption of FIN 46 effective July 1, 2003, the Corporation deconsolidated CTBI Preferred Capital Trust and CTBI Preferred Capital Trust II, resulting in a recharacterization of the underlying consolidated debt obligations from the previous trust preferred securities obligations to junior subordinated debenture obligations. Under the current Federal Reserve Board’s regulatory framework, the junior subordinated debenture obligations both qualify as total capital for regulatory capital purposes. The Federal Reserve Board is currently evaluating whether these capital securities should continue to qualify as Tier 1 capital as a result of deconsolidating the related trust preferred securities in accordance with generally accepted accounting principals. If the Federal Reserve Board disallows the capital securities as Tier 1 regulatory capital, the effect of such a change could have a material impact on the Corporation’s regulatory ratios.

As of December 31, 2004, management is not aware of any current recommendations by banking regulatory authorities which, if they were to be implemented, would have, or are reasonably likely to have, a material adverse impact on the Corporation’s liquidity, capital resources, or operations.

Impact of Inflation, Changing Prices, and Local Economic Conditions

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

Contractual Obligations and Commitments

As disclosed in the notes to the consolidated financial statements, the Corporation has certain obligations and commitments to make future payments under contracts. At December 31, 2004, the aggregate contractual obligations and commitments are:

Contractual Obligations:	Payments Due by Period
(in thousands)	Total	1 Year	2-5 Years	After 5 Years
Deposits without stated maturity	$1,021,377	$1,021,377	$0	$0
Certificates of deposit	1,119,041	972,342	146,024	675
Repurchase agreements and other short-term borrowings	92,644	62,873	29,749	22
Advances from Federal Home Loan Bank	162,391	40,604	121,119	668
Interest on advances from Federal Home Loan Bank*	12,212	5,119	7,084	9
Long-term debt	59,500	0	0	59,500
Interest on long-term debt*	136,286	5,647	22,590	108,049
Annual rental commitments under leases	9,697	1,465	4,121	4,111
Total	$2,464,650	$2,098,661	$301,013	$64,976

*The amounts provided as interest on advances from Federal Home Loan Bank and interest on long-term debt assume the liabilities will not be prepaid and interest is calculated to their individual maturities.

Other Commitments:	Amount of Commitment - Expiration by Period
(in thousands)	Total	1 Year	2-5 Years	After 5 Years
Standby letters of credit	$39,313	$35,815	$3,498	$0
Commitments to extend credit	326,784	224,984	94,307	7,493
Total	$366,097	$260,799	$97,805	$7,493

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

Item 8. Financial Statements

Consolidated Balance Sheets

(dollars in thousands) December 31	2004	2003
Assets:
Cash and due from banks	$78,725	$79,907
Federal funds sold	50,855	9,054
Securities available-for-sale at fair value
(amortized cost of $480,671 and $414,404, respectively)	482,280	421,855
Securities held-to-maturity at amortized cost
(fair value of $61,947 and $87,061, respectively)	62,671	87,497
Loans held for sale	0	315

Loans	1,902,519	1,736,260
Allowance for loan losses	(27,017)	(24,653)
Net loans	1,875,502	1,711,607

Premises and equipment, net	53,111	49,990
Goodwill	60,122	60,122
Core deposit intangible (net of accumulated amortization of $3,711 and
$3,131, respectively)	3,249	3,829
Other assets	42,579	49,863
Total assets	$2,709,094	$2,474,039

Liabilities and shareholders’ equity:
Deposits
Noninterest bearing	$403,792	$359,403
Interest bearing	1,736,626	1,708,212
Total deposits	2,140,418	2,067,615

Repurchase agreements	88,404	96,506
Federal funds purchased and other short-term borrowings	4,240	8,787
Advances from Federal Home Loan Bank	162,391	3,192
Long-term debt	59,500	59,500
Other liabilities	17,972	17,046
Total liabilities	2,472,925	2,252,646

Shareholders’ equity:
Preferred stock, 300,000 shares authorized and unissued
Common stock, $5 par value, shares authorized 25,000,000;
shares outstanding 2004 - 14,845,217; 2003 - 14,807,760	74,226	67,308
Capital surplus	145,023	105,579
Retained earnings	15,874	43,663
Accumulated other comprehensive income, net of tax	1,046	4,843
Total shareholders’ equity	236,169	221,393

Total liabilities and shareholders’ equity	$2,709,094	$2,474,039

See notes to consolidated financial statements.

Consolidated Statements of Income

(in thousands except per share data) Year Ended December 31	2004	2003	2002
Interest income:
Interest and fees on loans, including loans held for sale	$111,181	$108,885	$121,460
Interest and dividends on securities
Taxable	16,409	16,667	20,899
Tax exempt	2,204	2,215	2,704
Other, including interest on federal funds sold	607	747	1,487
Total interest income	130,401	128,514	146,550

Interest expense:
Interest on deposits	28,460	37,210	50,111
Interest on repurchase agreements and other short-term borrowings	1,568	1,132	1,433
Interest on advances from Federal Home Loan Bank	1,907	230	418
Interest on long-term debt	5,254	5,323	5,331
Total interest expense	37,189	43,895	57,293

Net interest income	93,212	84,619	89,257
Provision for loan losses	8,648	9,332	10,086
Net interest income after provision for loan losses	84,564	75,287	79,171

Noninterest income:
Service charges on deposit accounts	17,658	17,057	13,484
Gains on sales of loans, net	1,619	5,693	4,415
Trust income	2,456	2,457	2,500
Securities gains, net	639	3,042	1,528
Other	11,545	8,123	6,001
Total noninterest income	33,917	36,372	27,928

Noninterest expense:
Salaries and employee benefits	39,501	34,593	34,643
Occupancy, net	5,629	5,819	5,580
Equipment	3,855	3,688	3,626
Data processing	4,166	3,841	3,890
Stationery, printing, and office supplies	1,461	1,407	1,459
Taxes other than payroll, property, and income	3,197	2,772	2,850
FDIC insurance	301	319	375
Legal and professional fees	3,187	3,937	2,940
Other	13,298	14,359	11,978
Total noninterest expense	74,595	70,735	67,341

Income before income taxes	43,886	40,924	39,758
Income taxes	12,936	12,033	12,158
Net income	$30,950	$28,891	$27,600

Basic earnings per share	$2.09	$1.95	$1.83
Diluted earnings per share	$2.05	$1.93	$1.81

See notes to consolidated financial statements.

Consolidated Statements of Changes in Shareholders’ Equity

(in thousands except per share and share amounts)	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Total
Balance, January 1, 2002	$57,129	$51,122	$81,395	$1,960	$191,606
Net income			27,600		27,600
Net change in unrealized appreciation on securities available-for-sale, net of tax of $2,938				5,455	5,455
Comprehensive income					33,055
Cash dividends declared ($0.65 per share)			(9,770)		(9,770)
To record 10% common stock dividend	5,604	27,081	(32,685)		0
Issuance of 97,506 shares of common stock	372	1,224			1,596
Purchase of 363,099 shares of common stock	(1,364)	(5,704)			(7,068)
Balance, December 31, 2002	61,741	73,723	66,540	7,415	209,419
Net income			28,891		28,891
Net change in unrealized depreciation on securities available-for-sale, net of tax of $1,385				(2,572)	(2,572)
Comprehensive income					26,319
Cash dividends declared ($0.75 per share)			(11,055)		(11,055)
To record 10% common stock dividend	6,114	34,599	(40,713)		0
Issuance of 103,234 shares of common stock	431	1,389			1,820
Purchase of 236,768 shares of common stock	(978)	(4,132)			(5,110)
Balance, December 31, 2003	67,308	105,579	43,663	4,843	221,393
Net income			30,950		30,950
Net change in unrealized depreciation on securities available-for-sale, net of tax of $2,044				(3,797)	(3,797)
Comprehensive income					27,153
Cash dividends declared ($0.87 per share)			(12,854)		(12,854)
To record 10% common stock dividend	6,746	39,139	(45,885)		0
Issuance of 92,857 shares of common stock	422	1,409			1,831
Purchase of 55,000 shares of common stock	(250)	(1,150)			(1,400)
Other		46			46
Balance, December 31, 2004	$74,226	$145,023	$15,874	$1,046	$236,169

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows

(in thousands) Year Ended December 31	2004	2003	2002
Cash flows from operating activities:
Net income	$30,950	$28,891	$27,600
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,469	4,418	4,458
Change in net deferred tax asset, net	1,886	561	2,448
Provision for loan and other real estate losses	8,934	9,541	10,158
Securities gains	(796)	(3,404)	(1,580)
Securities losses	157	362	52
Gains on sale of mortgage loans held for sale	(1,619)	(5,378)	(4,415)
Gains on sale of other loans	0	(315)	0
Gains (losses) on sale of assets, net	(238)	90	(22)
Proceeds from sale of mortgage loans held for sale	68,573	195,794	162,864
Amortization of securities premiums, net	1,252	1,435	626
Change in mortgage loans held for sale, net	315	1,964	(1,033)
Changes in:
Other liabilities	1,153	2,306	(3,712)
Other assets	4,938	(8,549)	986
Net cash provided by operating activities	119,974	227,716	198,430

Cash flows from investing activities:
Securities available-for-sale:
Proceeds from sales	141,801	189,628	74,960
Proceeds from prepayments and maturities	95,166	138,504	101,875
Purchase of securities	(303,485)	(224,837)	(327,720)
Securities held-to-maturity:
Proceeds from prepayments and maturities	26,027	44,646	32,154
Purchase of securities	(1,562)	(81,060)	0
Proceeds from sale of loans	0	7,315	0
Change in loans, net	(241,120)	(315,128)	(99,029)
Purchase of premises, equipment, and other real estate	(7,039)	(3,065)	(3,544)
Proceeds from sale of premises and equipment	35	15	8
Proceeds from sale of other real estate	3,846	4,134	4,552
Assets acquired net of cash	0	0	(577)
Net cash used in investing activities	(286,331)	(239,848)	(217,321)

Cash flows from financing activities:
Change in deposits, net	72,803	(60,101)	(28,056)
Change in repurchase agreements and other short-term borrowings, net	(12,649)	36,862	(14,153)
Advances from Federal Home Loan Bank	200,000	0	0
Payments on advances from Federal Home Loan Bank	(40,801)	(2,425)	(3,908)
Proceeds from junior subordinated debentures	0	0	25,000
Payments on long-term debt	0	(1,104)	(12,340)
Issuance of common stock	1,831	1,820	1,596
Purchase of common stock	(1,400)	(5,110)	(7,068)
Other equity adjustments	46	0	0
Dividends paid	(12,854)	(11,055)	(9,770)
Net cash provided by (used in) financing activities	206,976	(41,113)	(48,699)
Net increase (decrease) in cash and cash equivalents	40,619	(53,245)	(67,590)
Cash and cash equivalents at beginning of year	88,961	142,206	209,796
Cash and cash equivalents at end of year	$129,580	$88,961	$142,206

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

Other Real Estate - Real estate acquired by foreclosure is carried at the lower of the investment in the property or its fair value. Other real estate owned by the Corporation included in other assets at December 31, 2004 and 2003 was $4.8 million and $7.0 million, respectively.

Goodwill - The Corporation evaluates total goodwill for impairment, based upon SFAS No. 142, Goodwill and Other Intangible Assets and SFAS No. 147, Acquisitions of Certain Financial Institutions, using fair value techniques including multiples of price/equity. Goodwill is evaluated for impairment on an annual basis.

Loan Servicing Rights - Servicing assets are recognized as separate assets when rights are acquired through purchase or through sale of financial assets with servicing retained. Capitalized servicing rights are amortized against noninterest income in proportion to, and over the period of, the estimated future life of the underlying financial assets. Servicing assets are evaluated for impairment based upon the fair value of the rights as compared to amortized cost. Fair value is determined using prices for similar assets with like characteristics. Servicing rights are assessed for impairment quarterly, based on fair value, with temporary impairment recognized through a valuation allowance and permanent impairment recognized through a write-off of the servicing asset and related valuation reserve. A subsequent increase in the fair value of servicing rights that were previously determined to be temporarily impaired is recorded as a reduction in the capitalized servicing rights valuation reserve.

       Income Taxes - Income tax expense is based on the taxes due on the consolidated tax return plus deferred taxes based on the expected future tax consequences of temporary differences between carrying amounts and tax bases of assets and liabilities, using enacted tax rates.

Earnings Per Share ("EPS") - Basic EPS is calculated by dividing net income available to common shareholders by the weighted average number of common shares outstanding.

Diluted EPS adjusts the number of weighted average shares of common stock outstanding under the treasury stock method, which includes the dilutive effect of stock options.

Basic and diluted EPS have been restated for 2002 and 2003 to reflect the 10 percent common stock dividend paid on December 15, 2004.

Effects of Accounting Changes -

➢  Consolidation of Variable Interest Entities - In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin 51. The primary objectives of this interpretation are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights (variable interest entities) and how to determine when and which business enterprise (the primary beneficiary) should consolidate the variable interest entity. This new model for consolidation applies to an entity in which either (a) the equity investors (if any) do not have a controlling financial interest, or (b) the equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties. In addition, FIN 46 requires that the primary beneficiary, as well as all other enterprises with a significant variable interest in a variable interest entity, make additional disclosures. Certain disclosure requirements of FIN 46 were effective for financial statements issued after January 31, 2003. In December 2003, FASB issued FIN 46 (revised December 2003), Consolidation of Variable Interest Entities ("FIN 46-R") to address certain FIN 46 implementation issues. The provisions of FIN 46 were applicable for variable interests in entities obtained after January 31, 2003. The adoption of the provisions applicable to special purpose entities ("SPEs") and all other variable interests obtained after January 31, 2003 did not have a material impact on the Corporation’s consolidated financial statements. Effective March 31, 2004, the Corporation adopted the provisions of FIN 46-R applicable to non-SPEs created prior to February 1, 2003. Adoption of FIN 46-R had no impact on the Corporation’s consolidated financial statements.

➢  Accounting for Certain Loans and Debt Securities Acquired in a Transfer - In December 2003, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 03-3, Accounting for Certain Loans and Debt Securities Acquired in a Transfer. SOP 03-3 addresses the accounting for certain acquired loans that show evidence of credit deterioration since their origination (i.e. impaired loans) and for which a loss is deemed probable of occurring. SOP 03-3 prohibits the carryover of an allowance for loan loss on certain acquired loans within its scope. SOP 03-3 is effective for loans that are acquired in fiscal years beginning after December 15, 2004. The Corporation will evaluate the applicability of this SOP for all prospective loans acquired in fiscal years beginning after December 15, 2004. The Corporation does not anticipate this Statement to have material effect on its consolidated financial statements.

➢  Application of Accounting Principles to Loan Commitments - In March 2004, the Securities and Exchange Commission staff released Staff Accounting Bulletin ("SAB") No. 105, Application of Accounting Principles to Loan Commitments. This SAB disallows the inclusion of expected future cash flows related to the servicing of a loan in the determination of the fair value of a loan commitment. Further, no other internally developed intangible asset should be recorded as part of the loan commitment derivative. Recognition of intangible assets would only be appropriate in a third-party transaction, such as a purchase of a loan commitment or in a business combination. The SAB is effective for all loan commitments entered into after March 31, 2004, but does not require retroactive adoption for loan commitments entered into on or before March 31, 2004. Adoption of this SAB did not have a material effect on the Corporation's consolidated financial statements.

➢  The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments - In March 2004, a consensus was reached on the Emerging Issues Task Force ("EITF") Issue 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. The EITF reached a consensus on an other-than-temporary impairment model for debt and equity securities accounted for under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and cost method investments. The basic model developed to evaluate whether an investment within the scope of Issue 03-1 is other-than-temporarily impaired involves a three-step process including determining whether an investment is impaired (fair value less than cost), evaluating whether the impairment is other-than-temporary (including the Corporation's intent and ability to hold the impaired securities until the cost is recovered) and, if other-than-temporary, requiring recognition of an impairment loss equal to the difference between the investment's cost and its fair value. The first step in the model used to determine other-than-temporary impairments shall be applied prospectively to all current and future investments in interim or annual reporting periods beginning after June 15, 2004. The second and third steps in the model have been delayed pending issuance of proposed FASB Staff Position EITF 03-1-a., Implementation Guidance for the Application of Paragraph 16 of EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. At December 31, 2004, the Corporation had approximately $4.0 million in gross unrealized losses, none of which is considered to be other than temporary impairment. The Corporation is evaluating the impact of this Issue.

➢  Stock-Based Employee Compensation - The Corporation currently maintains two incentive stock option plans covering key employees; however, only one plan is active. The 1998 Stock Option Plan ("1998 Plan") was approved by the Board of Directors and the Shareholders in 1998. The 1998 Plan had 1,046,831 shares authorized, 432,770 of which were available at December 31, 2004 for future grants. All options granted have a maximum term of ten years. Options granted as management retention options vest after five years, all other options vest ratably over four years. The Corporation has elected to follow Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations in accounting for its employee stock options. Under APB Opinion No. 25, because the exercise price of all employee stock options equals the market price of the underlying stock on the date of the grant, no compensation expense is recognized.

Had compensation cost for the Corporation’s stock options granted in 2004, 2003, and 2002 been determined under the fair value approach described in SFAS No. 123, Accounting for Stock-Based Compensation, the Corporation’s net income and earnings per share would have been reduced to the pro forma amounts indicated below:

(in thousands, except per share amounts) Years ended December 31		2004	2003	2002
Net income as reported		$30,950	$28,891	$27,600
Stock-based compensation expense		(535)	(522)	(762)
Tax effect		187	183	267
Net income pro forma		$30,602	$28,552	$27,105

Basic net income per share	As reported	$2.09	$1.95	$1.83
	Pro forma	2.06	1.91	1.80

Diluted net income per share	As reported	$2.05	$1.93	$1.81
	Pro forma	2.03	1.89	1.77

The fair value of the options presented above was estimated at the date of the grant using a Black-Scholes option pricing model with the following weighted average assumptions for 2004, 2003, and 2002, respectively: risk-free interest rates of 3.70%, 2.69%, and 3.68%, dividend yields of 3.02%, 3.29%, and 3.58%, volatility factors of the expected market price of the Corporation’s common stock of 0.76, 0.59, and 0.29, and a weighted average expected option life of 6.8, 4.0, and 5.0.

In December 2004, FASB issued SFAS No. 123R, Share-Based Payment. SFAS No. 123R is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25. Among other items, SFAS No. 123R eliminates the use of APB Opinion No. 25 and the intrinsic value method of accounting and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements. The effective date of SFAS No. 123R is the first reporting period beginning after June 15, 2005, which is the third quarter 2005 for calendar year companies, although early adoption is allowed. SFAS No. 123R permits companies to adopt its requirements using either a "modified prospective" method, or a "modified retrospective" method. Under the "modified prospective" method, the compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS No. 123R for all share-based payments granted after that date, and based on the requirements of SFAS No. 123 for all unvested awards granted prior to the effective date of SFAS No. 123R. Under the "modified retrospective" method, the requirements are the same as under the "modified prospective" method, but this method also permits entities to restate financial statements of previous periods based on pro forma disclosures made in accordance with SFAS No. 123. The Corporation currently utilizes a standard option pricing model (i.e., Black-Scholes) to measure the fair value of stock options granted to employees. While SFAS No. 123R permits entities to continue to use such a model, the standard also permits the use of a "lattice" model. The Corporation has not yet determined which model it will use to measure the fair value of employee stock options upon the adoption of SFAS No. 123R. SFAS No. 123R also requires that the benefits associated with the tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after the effective date. These future amounts cannot be estimated, because they depend on, among other things, when employees exercise stock options. However, the amount of operating cash flows recognized in prior periods for such excess tax deductions, as shown in the Corporation's Consolidated Statement of Cash Flows, were $0.3 million, $0.2 million, and $0.1 million, respectively, for 2004, 2003, and 2002. The Corporation currently expects to adopt SFAS No. 123R effective July 1, 2005; however, the Corporation has not yet determined which of the aforementioned adoption methods it will use. Subject to a complete review of the requirements of SFAS No. 123R, based on stock options granted to employees through December 31, 2004 and stock options that were granted in January 2005, the Corporation expects that the adoption of SFAS No. 123R on July 1, 2005 will reduce both third quarter 2005 and fourth quarter 2005 net earnings by approximately $0.1 million ($0.01 per share, diluted) each. See note 12 to the consolidated financial statements for additional information.

Reclassification - Certain reclassifications have been made in the prior year consolidated financial statements to conform to current year classifications.

2. Cash and Due from Banks

Included in cash and due from banks are noninterest bearing deposits that are required to be held at the Federal Reserve or maintained in vault cash in accordance with regulatory reserve requirements. The balance requirements were $36.8 million and $31.8 million at December 31, 2004 and 2003, respectively. Cash paid during the years ended 2004, 2003, and 2002 for interest was $36.4 million, $45.4 million, and $59.8 million, respectively. Cash paid during the same periods for income taxes was $11.5 million, $9.3 million and $11.0 million, respectively.

3. Securities

    Amortized cost and fair value of securities at December 31, 2004 are as follows:

Available-for-Sale
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury and government agencies	$1,006	$0	$(2)	$1,004
State and political subdivisions	47,048	2,387	0	49,435
U.S. agency mortgage-backed pass through certificates	379,503	2,323	(2,992)	378,834
Collateralized mortgage obligations	2,336	58	0	2,394
Other debt securities	10,000	0	(165)	9,835
Total debt securities	439,893	4,768	(3,159)	441,502
Marketable equity securities	40,778	0	0	40,778
	$480,671	$4,768	$(3,159)	$482,280

Held-to-Maturity
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury and government agencies	$500	$0	$0	$500
State and political subdivisions	3,285	92	(42)	3,335
U.S. agency mortgage-backed pass through certificates	58,886	0	(774)	58,112
	$62,671	$92	$(816)	$61,947

       Amortized cost and fair value of securities at December 31, 2003 are as follows:

Available-for-Sale
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury and government agencies	$34,165	$149	$0	$34,314
State and political subdivisions	89,107	2,965	0	92,072
U.S. agency mortgage-backed pass through certificates	180,236	4,252	(748)	183,740
Collateralized mortgage obligations	4,197	178	0	4,375
Other debt securities	30,538	621	(10)	31,149
Total debt securities	338,243	8,165	(758)	345,650
Marketable equity securities	76,161	44	0	76,205
	$414,404	$8,209	$(758)	$421,855

Held-to-Maturity
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury and government agencies	$9,499	$168	$0	$9,667
State and political subdivisions	3,726	177	0	3,903
U.S. agency mortgage-backed pass through certificates	74,272	0	(781)	73,491
	$87,497	$345	$(781)	$87,061

    The amortized cost and fair value of securities at December 31, 2004 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale		Held-to-Maturity
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$3,292	$3,321	$601	$602
Due after one through five years	17,702	18,685	1,229	1,293
Due after five through ten years	27,060	28,434	393	420
Due after ten years	0	0	1,562	1,520
Mortgage-backed securities and collateralized mortgage obligations	381,839	381,228	58,886	58,112
Other securities	10,000	9,834	0	0
	439,893	441,502	62,671	61,947
Marketable equity securities	40,778	40,778	0	0
	$480,671	$482,280	$62,671	$61,947

    Pre-tax gains of $0.8 million and losses of $0.2 million were realized on sales and calls in 2004, pre-tax gains of $3.4 million and losses of $0.4 million were realized on sales and calls in 2003, and pre-tax gains of $1.6 million and losses of $0.1 million were realized on sales and calls in 2002.

    Securities in the amount of $370 million and $358 million at December 31, 2004 and 2003, respectively, were pledged to secure public deposits, trust funds, repurchase agreements, and advances from the Federal Home Loan Bank.

    The Corporation evaluates its investment portfolio on a quarterly basis for impairment. The analysis performed as of December 31, 2004 indicates that all impairment is considered temporary, market driven, and not credit-related. The following tables provide the amortized cost, gross unrealized losses, and fair market value, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position as of December 31, 2004.

Available-for-Sale
(in thousands)	Amortized Cost	Gross Unrealized Losses	Fair Value
Less Than 12 Months
U.S. Treasury and government agencies	$1,006	$(2)	$1,004
U.S. agency mortgage-backed pass through certificates	282,272	(2,264)	280,008
Other debt securities	10,000	(165)	9,835
	293,278	(2,431)	290,847
12 Months or More
U.S. Treasury and government agencies	0	0	0
U.S. agency mortgage-backed pass through certificates	30,070	(728)	29,342
Other debt securities	0	0	0
	30,070	(728)	29,342
Total
U.S. Treasury and government agencies	1,006	(2)	1,004
U.S. agency mortgage-backed pass through certificates	312,342	(2,992)	309,350
Other debt securities	10,000	(165)	9,835
	$323,348	$(3,159)	$320,189

Held-to-Maturity
(in thousands)	Amortized Cost	Gross Unrealized Losses	Fair Value
Less Than 12 Months
U.S. Treasury and government agencies	$500	$0	$500
State and political subdivisions	1,562	(42)	1,520
U.S. agency mortgage-backed pass through certificates	58,886	(774)	58,112
	$60,948	$(816)	$60,132

No held-to-maturity securities have been impaired for more than 12 months.

    At December 31, 2003, all securities currently impaired were considered temporary, market driven, and not credit-related. In addition, all these securities had been so for less than twelve months.

Available-for-Sale
(in thousands)	Amortized Cost	Gross Unrealized Losses	Fair Value
U.S. agency mortgage-backed pass through certificates	$34,871	$(748)	$34,123
Other debt securities	1,409	(10)	1,399
	$36,280	$(758)	$35,522

Held-to-Maturity
(in thousands)	Amortized Cost	Gross Unrealized Losses	Fair Value
U.S. agency mortgage-backed pass through certificates	$74,272	$(781)	$73,491

4. Loans

Major classifications of loans, net of unearned income and deferred loan origination costs, are summarized as follows:

(in thousands) December 31	2004	2003
Commercial construction	$75,078	$67,147
Commercial secured by real estate	613,059	583,924
Commercial other	276,921	256,837
Real estate construction	30,456	32,495
Real estate mortgage	499,410	413,939
Consumer	395,588	368,578
Equipment lease financing	12,007	13,340
	$1,902,519	$1,736,260

Not included in the loan balances above are loans held for sale in the amount of $0.3 at December 31, 2003.

The amount of loans on a non-accruing income status was $13.8 million and $9.7 million at December 31, 2004 and December 31, 2003, respectively. Additional interest which would have been recorded during 2004, 2003, and 2002 if such loans had been accruing interest was approximately $0.9 million, $0.9 million, and $2.1 million, respectively.

    At December 31, 2004, 2003, and 2002, the recorded investment in impaired loans was $9.6 million, $6.5 million, and $14.5 million, respectively. Included in these amounts at December 31, 2004, 2003, and 2002, respectively, are $7.0 million, $3.0 million, and $6.0 million of impaired loans for which specific reserves for loan losses are carried in the amounts of $3.1 million, $1.1 million, and $1.4 million. The average investment in impaired loans for 2004, 2003, and 2002 was $9.7 million, $6.6 million, and $15.0 million, respectively, while interest income of $0.1 million, $0.1 million, and $0.2 million was recognized on cash payments of $0.4 million, $0.4 million, and $0.5 million.

5. Related Party Transactions

In the ordinary course of business, the Corporation’s banking subsidiary has made loans at prevailing interest rates and terms to directors and executive officers of the Corporation or its subsidiaries, including their associates (as defined by the Securities and Exchange Commission). Management believes such loans were made on substantially the same terms, including interest rate and collateral, as those prevailing at the same time for comparable transactions with other persons. The aggregate amount of these loans at January 1, 2004 was $32.0 million. During 2004, activity with respect to these loans included new loans of $2.7 million, repayment of $3.4 million, and a net increase of $0.4 million resulting from the change in status of executive officers and directors. As a result of these activities, the aggregate balance of these loans was $31.7 million at December 31, 2004.

At December 31, 2004, 2003, and 2002, loans serviced for the benefit of others, not included in the detail above, totaled $377 million, $383 million, and $331 million, respectively.

6. Allowance for Loan Losses

Activity in the allowance for loan losses was as follows:

(in thousands)	2004	2003	2002
Balance, beginning of year	$24,653	$23,271	$23,648
Provision charged to operations	8,648	9,332	10,086
Recoveries	3,304	3,754	3,674
Charge-offs	(9,588)	(11,704)	(14,137)
Balance, end of year	$27,017	$24,653	$23,271

7. Premises and Equipment

Premises and equipment are summarized as follows:

(in thousands) December 31	2004	2003
Land and buildings	$58,875	$57,140
Leasehold improvements	5,333	4,826
Furniture, fixtures, and equipment	33,523	29,351
Construction in progress	765	343
	98,496	91,660
Less accumulated depreciation and amortization	(45,385)	(41,670)
	$53,111	$49,990

Depreciation and amortization of premises and equipment for 2004, 2003, and 2002 was $3.9 million, $3.8 million, and $3.9 million, respectively.

8. Deposits

Major classifications of deposits are categorized as follows:

(in thousands) December 31	2004	2003
Noninterest bearing deposits	$403,792	$359,403
NOW accounts	15,101	16,578
Money market deposits	378,531	380,613
Savings	223,953	217,358
Certificates of deposit of $100,000 or more	389,011	357,573
Certificates of deposit less than $100,000 and other time deposits	730,030	736,090
	$2,140,418	$2,067,615

Interest expense on deposits is categorized as follows:

(in thousands)	2004	2003	2002
Savings, NOW, and money market accounts	$5,360	$6,309	$9,007
Certificates of deposit of $100,000 or more	8,080	10,092	13,372
Certificates of deposit less than $100,000 and other time deposits	15,020	20,809	27,732
	$28,460	$37,210	$50,111

9. Advances from Federal Home Loan Bank

Federal Home Loan Bank advances consisted of the following monthly amortizing and term borrowings at December 31:

(in thousands)	2004	2003
Monthly amortizing	$2,391	$3,192
Term	160,000	0
	$162,391	$3,192

The advances from the Federal Home Loan Bank that require monthly principal payments were due for repayment as follows:

	Principal Payments Due by Period at December 31, 2004
(in thousands)	Total	Within 1 Year	1-5 Years	5-10 Years	After 10 Years
Outstanding advances, weighted average interest rate - 5.33%	$2,391	$604	$1,120	$646	$21

	Principal Payments Due by Period at December 31, 2003
(in thousands)	Total	Within 1 Year	1-5 Years	5-10 Years	After 10 Years
Outstanding advances, weighted average interest rate - 5.51%	$3,192	$846	$1,628	$689	$29

The term advances that require the total payment to be made at maturity follow:

(in thousands) December 31	2004	2003
Advance #143, 2.37%, due 8/30/05	$40,000	$0
Advance #144, 2.88%, due 8/30/06	40,000	0
Advance #145, 3.31%, due 8/30/07	40,000	0
Advance #146, 3.70%, due 8/30/08	40,000	0
	$160,000	$0

The advances are collateralized by Federal Home Loan Bank stock of $20.8 million and certain first mortgage loans totaling $219.2 million as of December 31, 2004. Advances totaled $162.4 million at December 31, 2004 with fixed interest rates ranging from 1.00% to 7.05% with a weighted average rate of 3.10%.

10. Borrowings

Short-term debt is categorized as follows:

(in thousands) December 31	2004	2003
Subsidiaries:
Repurchase agreements	$88,404	$96,506
Federal funds purchased	4,240	7,785
Capital lease obligations	0	1,002
	$92,644	$105,293

On April 29, 2004, the Corporation entered into a revolving note agreement for a line of credit in the amount of $12 million, all of which is currently available to meet any future cash needs. The agreement will mature on April 28, 2005.

All federal funds purchased and the majority of repurchase agreements mature and reprice daily. The average rates paid for federal funds purchased and repurchase agreements on December 31, 2004 were 2.11% and 2.29%, respectively.

The maximum balance for federal funds purchased and repurchase agreements at any month-end during 2004 occurred at February 29, 2004, with a month-end balance of $117.1 million.

Long-term debt is categorized as follows:

(in thousands) December 31	2004	2003
Parent:
Junior subordinated debentures, 9.00%, due 3/31/27	$34,500	$34,500
Junior subordinated debentures, 8.25%, due 3/31/32	25,000	25,000
	$59,500	$59,500

11. Federal Income Taxes

The components of the provision for income taxes, exclusive of tax effect of unrealized securities gains, are as follows:

(in thousands)	2004	2003	2002
Current income taxes	$11,050	$11,472	$9,710
Deferred income taxes	1,886	561	2,448
	$12,936	$12,033	$12,158

The components of the net deferred tax asset as of December 31 are as follows:

(in thousands)	2004	2003
Deferred tax assets
Allowance for loan losses	$9,729	$9,234
Interest on nonperforming loans	767	856
Other	1,271	1,481
Total deferred tax assets	11,767	11,571

Deferred tax liabilities
Depreciation	(7,775)	(5,841)
FHLB stock dividends	(3,586)	(3,293)
Other	(2,222)	(2,367)
Total deferred tax liabilities	(13,583)	(11,501)

Net deferred tax asset	$(1,816)	$70

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

(in thousands)	2004	2003	2002
Tax at statutory rate	$15,360	$14,323	$13,915
Tax-exempt interest	(1,023)	(1,037)	(1,233)
Housing and new market credits	(903)	(747)	0
Other, net	(498)	(506)	(524)
	$12,936	$12,033	$12,158

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

The Corporation currently contributes 4% of covered employees’ gross wages to the employee stock ownership plan (ESOP) portion of the plan. The ESOP uses the contribution to acquire shares of the Corporation’s common stock. The KSOP plan owned 1,123,807 shares of Corporation stock at December 31, 2004. Substantially all shares owned by the KSOP were allocated to employees’ accounts at December 31, 2004. The market price of the shares at the date of allocation is essentially the same as the market price at the date of purchase.

The total retirement plan expense, including KSOP expense, for 2004, 2003, and 2002 was $1.8 million, $1.6 million and $1.6 million, respectively.

The Corporation currently maintains two incentive stock option plans covering key employees; however, only one plan is active. The 1998 Stock Option Plan ("1998 Plan") was approved by the Board of Directors and the Shareholders in 1998. The 1998 Plan had 1,046,831 shares authorized, 432,770 of which were available at December 31, 2004 for future grants. All options granted have a maximum term of ten years. Options granted as management retention options vest after five years, all other options vest ratably over four years.

The Corporation has elected to follow APB Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations in accounting for its employee stock options. Under APB Opinion No. 25, because the exercise price of all employee stock options equals the market price of the underlying stock on the date of the grant, no compensation expense is recognized.

The Corporation’s stock option activity for the 1998 Plan for the years ended December 31, 2004, 2003, and 2002 is summarized as follows:

December 31	2004		2003		2002
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of year	600,913	$16.75	566,218	$15.66	368,764	$13.83
Granted	75,900	27.77	126,719	20.98	209,632	18.79
Exercised	(52,292)	15.07	(41,353)	15.96	(9,780)	13.89
Forfeited/expired	(10,460)	17.07	(50,671)	15.74	(2,398)	14.77
Outstanding at end of year	614,061	$18.25	600,913	$16.75	566,218	$15.66

Exercisable at end of year	112,185	$15.81	43,538	$13.26	40,585	$13.49

The 1998 Stock Option Plan had options with the following remaining lives at December 31, 2004:

1998 Option Plan
Remaining Life	Outstanding Options	Weighted Average Price
Four years	48,761	$15.35
Five years	68,879	12.47
Six years	115,964	13.02
Seven years	197,160	18.93
Eight years	107,397	20.99
Nine years	75,900	27.77
Total outstanding	614,061
Weighted average price		$18.25

The 1989 Stock Option Plan ("1989 Plan") has no remaining options available for grant. The maximum term is ten years. Options granted as management retention options vest after five years, all other options vest ratably over four years.

The Corporation’s stock option activity for the 1989 Plan for the years ended December 31, 2004, 2003, and 2002 is summarized as follows:

December 31	2004		2003		2002
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of year	107,852	$13.35	132,917	$13.38	186,802	$13.77
Exercised	(13,212)	13.28	(25,065)	13.52	(45,028)	14.91
Forfeited/expired	(995)	19.47	0	0.00	(8,857)	13.96
Outstanding at end of year	93,645	$13.29	107,852	$13.35	132,917	$13.38

Exercisable at end of year	93,645	$13.29	107,852	$13.35	132,917	$13.38

The 1989 Stock Option Plan had options with the following remaining lives at December 31, 2004:

1989 Option Plan
Remaining Life	Outstanding Options	Weighted Average Price
One year or less	1,594	$11.61
Two years	35,431	11.57
Three years	51,788	13.95
Four years	4,832	19.33
Total outstanding	93,645
Weighted average price		$13.29

No options were granted in 2004, 2003, or 2002 from the 1989 Plan.

The weighted average fair value of options granted during the years 2004, 2003, and 2002 was $7.75, $4.53, and $4.83 per share, respectively.

13. Operating Leases

Certain premises and equipment are leased under operating leases. Minimum rental payments are as follows:

(in thousands)
2005	$1,465
2006	1,259
2007	1,157
2008	919
2009	786
Thereafter	4,111
$9,697

Rental expense net of rental income under operating leases was $0.5 million, $0.5 million, and $0.6 million in 2004, 2003, and 2002, respectively.

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

Other Financial Instruments - The estimated fair value for other financial instruments and off-balance sheet loan commitments approximates cost at December 31, 2004 and 2003. Off-balance sheet loan commitments at December 31, 2004 and 2003 were $366.1 million and $299.7 million, respectively.

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

(in thousands) December 31	2004		2003
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets
Cash and cash equivalents	$129,580	$129,580	$88,961	$88,961
Securities	544,951	544,227	509,352	508,916
Loans and loans held for sale	1,902,519	2,191,452	1,736,575	1,898,448
	$2,577,050	$2,865,259	$2,334,888	$2,496,325

Financial liabilities
Deposits	$2,140,418	$2,143,750	$2,067,615	$2,074,022
Short-term borrowings	92,644	92,369	105,293	104,536
Advances from Federal Home Loan Bank	162,391	156,364	3,192	3,244
Long-term debt	59,500	66,390	59,500	66,295
	$2,454,953	$2,458,873	$2,235,600	$2,248,097

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

At December 31, the Bank had the following off-balance sheet financial instruments, whose approximate contract amounts represent additional credit risk to the Corporation:

(in thousands)	2004	2003
Standby letters of credit	$39,313	$30,654
Commitments to extend credit	326,784	269,095

Standby letters of credit represent conditional commitments to guarantee the performance of a third party. The credit risk involved is essentially the same as the risk involved in making loans. At December 31, 2004, the Corporation maintained a credit loss reserve of approximately $0.02 million relating to these financial standby letters of credit. The reserve coverage calculation was determined using essentially the same methodology used for the allowance for loan losses. Approximately 83% of the total standby letters of credit are secured, with $26.3 million of the total $39.3 million secured by cash. Collateral for the remaining secured standby letters of credit varies but is comprised primarily of accounts receivable, inventory, property, equipment, and income-producing properties.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The Bank evaluates each customer’s credit-worthiness on a case-by-case basis. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. A portion of the commitments is to extend credit at fixed rates. Fixed rate loan commitments at December 31, 2004 of $19.4 million had interest rates and terms ranging predominantly from 7.00% to 8.99% and 6 months to 1 year, respectively. These credit commitments were based on prevailing rates, terms, and conditions applicable to other loans being made at December 31, 2004.

16. Concentrations of Credit Risk

The Corporation’s banking subsidiary grants commercial, residential, and consumer loans to customers primarily located in eastern, northeast, central, and south central Kentucky and southern West Virginia. The Bank is continuing to increase all components of its portfolio mix in a manner to reduce risk from changes in economic conditions. Concentrations of credit, as defined for regulatory purposes, are reviewed quarterly by management to ensure that internally established limits based on Tier 1 Capital plus the allowance for loan losses are not exceeded. At December 31, 2004 and 2003, the Corporation’s concentration of hotel/motel industry credits were 41% and 37% of Tier 1 Capital plus the allowance for loan losses, respectively. Coal mining and related support industries credits at December 31, 2004 and 2003 based on established limits were 37% and 44% of Tier 1 Capital plus the allowance for loan losses, respectively. Agricultural credits at December 31, 2004 and 2003 were 35% and 40% of Tier 1 Capital plus the allowance for loan losses, respectively. These exposures were in the tobacco, beef cattle, dairy, and equine subsectors of this industry. Apartment and rental housing credits at December 31, 2004 and 2003 were 26% and 27%, respectively. These percentages are within the Corporation’s internally established limits regarding concentrations of credit.

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

18. Regulatory Matters

The Corporation’s principal source of funds is dividends received from the subsidiary bank. Regulations limit the amount of dividends that may be paid by the Corporation’s banking subsidiary without prior approval. During 2005, approximately $30.1 million plus any 2005 net profits can be paid by the Corporation’s banking subsidiary without prior regulatory approval.

The Federal Reserve Bank adopted quantitative measures which assign risk weightings to assets and off-balance-sheet items and also define and set minimum regulatory capital requirements (risk-based capital ratios). All banks are required to have a minimum Tier 1 (core capital) leverage ratio of 4% of adjusted quarterly average assets, Tier 1 capital of at least 4% of risk-weighted assets, and total capital of at least 8% of risk-weighted assets. Tier 1 capital consists principally of shareholders’ equity including capital-qualifying subordinated debt but excluding unrealized gains and losses on securities available-for-sale, less goodwill and certain other intangibles. Total capital consists of Tier 1 capital plus certain debt instruments and the reserve for credit losses, subject to limitation. Failure to meet certain capital requirements can initiate certain actions by regulators that, if undertaken, could have a direct material effect on the consolidated financial statements of the Corporation. The regulations also define well-capitalized levels of Tier 1 leverage, Tier 1, and total capital as 5%, 6%, and 10%, respectively. The Corporation had Tier 1 leverage, Tier 1, and total capital ratios above the well-capitalized levels at December 31, 2004 and 2003. Management believes, as of December 31, 2004, the Corporation meets all capital adequacy requirements for which it is subject to be defined as well-capitalized under the regulatory framework for prompt corrective action.

Under the current Federal Reserve Board’s regulatory framework, certain capital securities offered by wholly owned unconsolidated trust preferred entities of the Corporation are included as Tier 1 regulatory capital. On March 1, 2005, the Federal Reserve Board adopted a final rule that allows the continued limited inclusion of trust preferred securities in the Tier 1 capital of bank holding companies ("BHCs"). Under the final rule, trust preferred securities and other restricted core capital elements will be subject to stricter quantitative limits. The Board's final rule limits restricted core capital elements to 25 percent of all core capital elements, net of goodwill less any associated deferred tax liability. Internationally active BHCs, defined as those with consolidated assets greater than $250 billion or on-balance-sheet foreign exposure greater than $10 billion, will be subject to a 15 percent limit, but they may include qualifying mandatory convertible preferred securities up to the generally applicable 25 percent limit. Amounts of restricted core capital elements in excess of these limits generally may be included in Tier 2 capital. The final rule provides a five-year transition period, ending March 31, 2009, for application of the quantitative limits. The requirement for trust preferred securities to include a call option has been eliminated, and standards for the junior subordinated debt underlying trust preferred securities eligible for tier 1 capital treatment have been clarified. The final rule addresses supervisory concerns, competitive equity considerations, and the accounting for trust preferred securities. The final rule also strengthens the definition of regulatory capital by incorporating longstanding Board policies regarding the acceptable terms of capital instruments included in banking organizations' Tier 1 or Tier 2 capital. It is not anticipated that the final rule will have a material impact on the Corporation's regulatory ratios.

Consolidated Capital Ratios

	Actual		For Capital Adequacy Purposes		To Be Well-Capitalized Under Prompt Corrective Action Provision
(in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2004:
Tier 1 capital
(to average assets)	$ 230,784	8.78%	$ 105,141	4.00%	$ 131,426	5.00%
Tier 1 capital
(to risk weighted assets)	230,784	11.82%	78,099	4.00%	117,149	6.00%
Total capital
(to risk weighted assets)	255,172	13.07%	156,188	8.00%	195,235	10.00%

As of December 31, 2003:
Tier 1 capital
(to average assets)	$ 211,751	8.73%	$ 97,022	4.00%	$ 121,278	5.00%
Tier 1 capital
(to risk weighted assets)	211,751	11.35%	74,626	4.00%	111,939	6.00%
Total capital
(to risk weighted assets)	235,047	12.60%	149,236	8.00%	186,545	10.00%

19. Parent Company Financial Statements

Condensed Balance Sheets

(in thousands) December 31	2004	2003
Assets:
Cash on deposit	$4,885	$3,707
Securities available-for-sale	0	243
Investment in and advances to subsidiaries	287,281	274,297
Excess of cost over net assets acquired (net of accumulated amortization)	4,973	4,973
Other assets	4,462	4,600
Total assets	$301,601	$287,820

Liabilities and shareholders’ equity:
Subordinated debt	$61,341	$61,341
Other liabilities	4,091	5,086
Total liabilities	65,432	66,427

Shareholders’ equity	236,169	221,393

Total liabilities and shareholders’ equity	$301,601	$287,820

Condensed Statements of Income

(in thousands) Year Ended December 31	2004	2003	2002
Income:
Dividends from subsidiary banks	$17,810	$18,660	$17,155
Securities gains/losses	51	0	0
Other income	237	79	70
Total income	18,098	18,739	17,225

Expenses:
Interest expense	5,414	5,415	5,425
Amortization expense	0	0	6
Other expenses	1,096	1,018	857
Total expenses	6,510	6,433	6,288

Income before income taxes and equity in undistributed income of subsidiaries	11,588	12,306	10,937
Applicable income taxes	(2,609)	(2,715)	(2,476)
Income before equity in undistributed income of subsidiaries	14,197	15,021	13,413
Equity in undistributed income of subsidiaries	16,753	13,870	14,187

Net income	$30,950	$28,891	$27,600

Condensed Statements of Cash Flows

(in thousands) Year Ended December 31	2004	2003	2002
Cash flows from operating activities:
Net income	$30,950	$28,891	$27,600
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization, net	0	0	6
Gains on sales of assets	(51)	0	0
Equity in undistributed earnings of subsidiaries	(16,753)	(13,870)	(14,187)
Change in other assets and liabilities, net	(841)	2,831	(6,698)
Net cash provided by operating activities	13,305	17,852	6,721

Cash flows from investing activities:
Payments to acquire subsidiary	0	0	(1,639)
Repayment of investments in and advances to subsidiaries	0	0	16
Proceeds from sale of investment securities	250	0	0
Other	0	(2,066)	12
Net cash provided by (used in) investing activities	250	(2,066)	(1,611)

Cash flows from financing activities:
Dividends paid	(12,854)	(11,055)	(9,770)
Net repurchase of common stock	431	(3,288)	(5,472)
Proceeds from long-term debt	0	0	25,773
Repayment of long-term debt	0	0	(12,230)
Proceeds from short-term debt	0	0	0
Repayment of short-term debt	46	0	(8,000)
Net cash used in financing activities	(12,377)	(14,343)	(9,699)

Net increase (decrease) in cash and cash equivalents	1,178	1,443	(4,589)
Cash and cash equivalents at beginning of year	3,707	2,264	6,853
Cash and cash equivalents at end of year	$4,885	$3,707	$2,264

20. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

Year Ended December 31	2004	2003	2002
Numerator:
Net income (in thousands)	$30,950	$28,891	$27,600

Denominator:
Basic earnings per share:
Weighted average shares	14,811,493	14,820,915	15,094,590
Diluted earnings per share:
Effect of dilutive securities - stock options	270,985	223,982	160,437
Adjusted weighted average shares	15,082,478	15,044,897	15,255,027

Earnings per share:
Basic earnings per share	$2.09	$1.95	$1.83
Diluted earnings per share	2.05	1.93	1.81

At December 31, 2004, 33,000 stock options at a price of $28.64 were outstanding and were not used in the computation of diluted earnings per share because their exercise price was greater than the average market value of the common stock. At December 31, 2003, all outstanding stock options were used in the computation of diluted earnings per share. At December 31, 2002, 133,100 stock options at a price of $19.99 were outstanding and were not used in the computation of diluted earnings per share because their exercise price was greater than the average market value of the common stock.

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

(in thousands)	2004	2003	2002
Reclassification adjustment, pretax:
Change in unrealized net gains arising during year	$(5,203)	$(915)	$9,921
Reclassification adjustment for net gains included in net income	(639)	(3,042)	(1,528)
Change in unrealized gains on securities available-for-sale	(5,842)	(3,957)	8,393
Related tax effects:
Change in unrealized net gains arising during year	(1,821)	(320)	3,473
Reclassification adjustment for net gains included in net income	(224)	(1,065)	(535)
Change in net deferred tax liability	(2,045)	(1,385)	2,938
Reclassification adjustment, net of tax:
Change in unrealized net gains arising during year	(3,382)	(595)	6,448
Reclassification adjustment for net gains included in net income	(415)	(1,977)	(993)
Change in other comprehensive income	$(3,797)	$(2,572)	$5,455

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Community Trust Bancorp, Inc.
Pikeville, Kentucky

We have audited the accompanying statements of financial condition of Community Trust Bancorp, Inc. and subsidiaries (the "Corporation") as of December 31, 2004 and 2003, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004.  These financial statements are the responsibility of the Corporation’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of Community Trust Bancorp, Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 11, 2005 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP
Deloitte & Touche LLP
Louisville, Kentucky
March 11, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Community Trust Bancorp, Inc.
Pikeville, Kentucky

We have audited management’s assessment, included in the accompanying Management Report on Internal Control, that Community Trust Bancorp, Inc. and subsidiaries (the "Corporation") maintained effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Because management’s assessment and our audit were conducted to meet the reporting requirements of Section 112 of the Federal Deposit Insurance Corporation Improvement Act (FDICIA), management’s assessment and our audit of the Corporation’s internal control over financial reporting included controls over the preparation of the schedules equivalent to the basic financial statements in accordance with the instructions for the Consolidated Financial Statements for Bank Holding Companies (Form FR Y-9C).  The Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.  Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Corporation’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing, and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis.  Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Corporation maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Also, in our opinion, the Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have not examined and, accordingly, we do not express an opinion or any other form of assurance on management's statement referring to compliance with laws and regulations.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2004 of the Corporation and our report dated March 11, 2005 expressed an unqualified opinion on those consolidated financial statements.

/s/ Deloitte & Touche LLP
Deloitte & Touche LLP
Louisville, Kentucky
March 11, 2005

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

The Corporation's management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. As of December 31, 2004, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and the Controller, of the effectiveness of the design and operation of the Corporation's disclosure controls and procedures. Based on that evaluation, management concluded that disclosure controls and procedures as of December 31, 2004 were effective in ensuring material information required to be disclosed in this annual report on Form 10-K was recorded, processed, summarized, and reported on a timely basis. Additionally, there were no changes in the Corporation's internal control over financial reporting that occurred during the quarter ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, the Corporation's internal control over financial reporting.

Management's responsibilities related to establishing and maintaining effective disclosure controls and procedures include maintaining effective internal controls over financial reporting that are designed to produce reliable financial statements in accordance with accounting principles generally accepted in the United States. As disclosed in the Management Report on Internal Control which follows, management assessed the Corporation's system of internal control over financial reporting as of December 31, 2004, in relation to criteria for effective internal control over financial reporting as described in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that, as of December 31, 2004, its system of internal control over financial reporting met those criteria and is effective.

There have been no significant changes in the Corporation's internal controls or in other factors that could significantly affect internal controls subsequent to December 31, 2004.

MANAGEMENT REPORT ON INTERNAL CONTROL

We, as management of Community Trust Bancorp, Inc. and its subsidiaries (the "Corporation"), are responsible for establishing and maintaining adequate internal control over financial reporting. Pursuant to the rules and regulations of the Securities and Exchange Commission, internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

•
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Management has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2004 based on the control criteria established in a report entitled Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, we have concluded that the Corporation’s internal control over financial reporting is effective as of December 31, 2004.

The registered independent public accounting firm of Deloitte & Touche LLP, as auditors of the Corporation’s consolidated financial statements, has issued an attestation report on management’s assessment of the Corporation’s internal control over financial reporting.

Date: March 11, 2005	/s/ Jean R. Hale
Jean R. Hale
Chairman, President and CEO

/s/ Kevin J. Stumbo
Kevin J. Stumbo
Executive Vice President/Controller

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

Equity Compensation Plan Information

The following table provides information as of December 31, 2004, with respect to compensation plans under which common shares of the Corporation are authorized for issuance to officers or employees in exchange for consideration in the form of services provided to the Corporation and/or its subsidiaries. The Corporation currently maintains two incentive stock option plans covering key employees; however, only one plan is active. The 1998 Stock Option Plan ("1998 Plan") was approved by the Board of Directors and the Shareholders in 1998. The 1998 Plan had 1,046,831 shares authorized, 432,770 of which were available at December 31, 2004 for future grants. The 1989 Stock Option Plan ("1989 Plan") was approved by the Board of Directors and the Shareholders in 1989. The 1989 Stock Option Plan ("1989 Plan") has no remaining options available for grant.

	A	B	C
Plan Category	Number of Common Shares to be Issued Upon Exercise of Outstanding Options	Weighted Average Exercise Price of Issuance Outstanding Options	Number of Securities Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in Column A)

Equity compensation plans approved by shareholders	707,706	$ 17.59	432,770

Equity compensation plans not approved by shareholders	0	0	0

Total	707,706	$ 17.59	432,770

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

10.5	Senior Management Incentive Compensation Plan (2005)

21	List of subsidiaries

23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm

31.1	Certification of Principal Executive Officer (Jean R. Hale, Chairman, President and CEO)

31.2	Certification of Principal Financial Officer (Kevin J. Stumbo, Executive Vice President/Controller)

32.1	Certification of Jean R. Hale, Chairman, President and CEO, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)

32.2	Certification of Kevin J. Stumbo, Executive Vice President/Controller, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K required to be filed during the last quarter of 2004

1.)	On October 13, 2004, the Corporation issued a Form 8-K announcing third quarter earnings. (incorporated herein by reference to Form 8-K filed under SEC file no. 000-111-29)
2.)
On October 27, 2004, the Corporation issued a Form 8-K with respect to the declaration of a 10% stock dividend and announcing the retirement of Burlin Coleman, Chairman of the Board of Directors. (incorporated herein by reference to Form 8-K filed under SEC file no. 000-111-29)

3.)
On December 16, 2004, the Corporation issued a Form 8-K announcing the addition of Paul E. Patton to the Board of Directors. (incorporated herein by reference to Form 8-K filed under SEC file no. 000-111-29)

(c) Exhibits

The response to this portion of Item 15 is submitted as a separate section of this report.

(d) Financial Statement Schedules

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf the undersigned, thereunto duly authorized.

COMMUNITY TRUST BANCORP, INC.

Date: March 14, 2005	By:	/s/ Jean R. Hale
Jean R. Hale
Chairman, President and Chief Executive Officer

By:	/s/ Kevin J. Stmbo
Kevin J. Stumbo
Executive Vice President/Controller

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

March 14, 2005	/s/ Jean R. Hale	Chairman, President, and Chief Executive Officer
Jean R. Hale

March 14, 2005	/s/ Kevin J. Stumbo	Executive Vice President and Controller
Kevin J. Stumbo

March 14, 2005	/s/ Charles J. Baird	Director
Charles J. Baird

March 14, 2005	/s/ Nick A. Cooley	Director
Nick A. Cooley

March 14, 2005	/s/ William A. Graham, Jr.	Director
William A. Graham, Jr.

March 14, 2005	/s/ M. Lynn Parrish	Director
M. Lynn Parrish

March 14, 2005	/s/ E. M. Rogers	Director
E. M. Rogers

March 14, 2005	/s/ James R. Ramsey	Director
James R. Ramsey

March 14, 2005	/s/ Paul E. Patton	Director
Paul E. Patton

COMMUNITY TRUST BANCORP, INC. AND SUBSIDIARIES
INDEX TO EXHIBITS

Exhibit No.	Description of Exhibits
3.1	Articles of Incorporation and all amendments thereto (incorporated herein by reference)

3.2	By-laws of the Corporation, as amended July 25, 1995 (incorporated herein by reference)

10.1	Community Trust Bancorp, Inc. Savings and Employee Stock Ownership Plan (Revised November 2002) (incorporated herein by reference)

10.2	Second restated Pikeville National Corporation 1989 Stock Option Plan (commonly known as Community Trust Bancorp, Inc. 1989 Stock Option Plan) (incorporated herein by reference)

10.3	Community Trust Bancorp, Inc. 1998 Stock Option Plan (incorporated herein by reference)

10.4	Form of Severance Agreement between Community Trust Bancorp, Inc. and executive officers (currently in effect with respect to eleven executive officers) (incorporated herein by reference)

10.5	Senior Management Incentive Compensation Plan (2005)

21	List of subsidiaries

23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm

31.1	Certification of Principal Executive Officer (Jean R. Hale, Chairman, President and CEO)

31.2	Certification of Principal Financial Officer (Kevin J. Stumbo, Executive Vice President/Controller)

32.1	Certification of Jean R. Hale, Chairman, President and CEO, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)

32.2	Certification of Kevin J. Stumbo, Executive Vice President/Controller, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002