Form 10-Q
period 2005-03-31
COMMUNITY TRUST BANCORP INC /KY/
filed 2005-05-09
CIK 350852

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2005

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

Common stock - 14,871,948 shares outstanding at April 30, 2005

PART I - FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

The accompanying information has not been audited by independent registered public accountants; however, in the opinion of management such information reflects all adjustments necessary for a fair presentation of the results for the interim period. All such adjustments are of a normal and recurring nature.

The accompanying condensed consolidated financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all of the disclosures normally required by accounting principles generally accepted in the United States of America or those normally made in the Registrant's annual report on Form 10-K. Accordingly, the reader of the Form 10-Q should refer to the Registrant's Form 10-K for the year ended December 31, 2004 for further information in this regard.

Community Trust Bancorp, Inc.
Condensed Consolidated Balance Sheets
(unaudited)

(dollars in thousands)	March 31 2005	December 31 2004
Assets:
Cash and due from banks	$81,507	$78,725
Federal funds sold	88,181	50,855
Securities available-for-sale at fair value
(amortized cost of $470,340 and $480,671, respectively)	467,443	482,280
Securities held-to-maturity at amortized cost
(fair value of $58,379 and $61,947, respectively)	59,752	62,671

Loans	1,937,285	1,902,519
Allowance for loan losses	(27,509)	(27,017)
Net loans	1,909,776	1,875,502

Premises and equipment, net	52,559	53,111
Goodwill	60,122	60,122
Core deposit intangible (net of accumulated amortization of $3,856 and
$3,711, respectively)	3,104	3,249
Other assets	43,014	42,579
Total assets	$2,765,458	$2,709,094

Liabilities and shareholders’ equity:
Deposits
Noninterest bearing	$403,537	$403,792
Interest bearing	1,762,319	1,736,626
Total deposits	2,165,856	2,140,418

Repurchase agreements	109,807	88,404
Federal funds purchased and other short-term borrowings	9,955	4,240
Advances from Federal Home Loan Bank	162,255	162,391
Long-term debt	59,500	59,500
Other liabilities	20,014	17,972
Total liabilities	2,527,387	2,472,925

Shareholders’ equity:
Preferred stock, 300,000 shares authorized and unissued
Common stock, $5 par value, shares authorized 25,000,000;
shares outstanding 2005 - 14,862,687; 2004 - 14,845,217	74,313	74,226
Capital surplus	145,371	145,023
Retained earnings	20,270	15,874
Accumulated other comprehensive income (loss), net of tax	(1,883)	1,046
Total shareholders’ equity	238,071	236,169

Total liabilities and shareholders’ equity	$2,765,458	$2,709,094

See notes to condensed consolidated financial statements.

Community Trust Bancorp, Inc.
Condensed Consolidated Statements of Income
(unaudited)

	Three months ended
	March 31
(in thousands except per share data)	2005	2004

Interest income:
Interest and fees on loans, including loans held for sale	$30,467	$26,859
Interest and dividends on securities
Taxable	5,052	3,696
Tax exempt	537	573
Other, including interest on federal funds sold	442	169
Total interest income	36,498	31,297

Interest expense:
Interest on deposits	8,946	6,879
Interest on repurchase agreements and other short-term borrowings	619	383
Interest on advances from Federal Home Loan Bank	1,240	40
Interest on long-term debt	1,314	1,314
Total interest expense	12,119	8,616

Net interest income	24,379	22,681
Provision for loan losses	1,367	2,133
Net interest income after provision for loan losses	23,012	20,548

Noninterest income:
Service charges on deposit accounts	4,047	4,237
Gains on sales of loans, net	305	459
Trust income	740	561
Securities gains, net	0	1
Other	2,613	2,757
Total noninterest income	7,705	8,015

Noninterest expense:
Salaries and employee benefits	10,261	9,691
Occupancy, net	1,541	1,441
Equipment	998	972
Data processing	1,140	997
Stationery, printing, and office supplies	373	326
Taxes other than payroll, property, and income	787	803
FDIC insurance	72	79
Legal and professional fees	834	865
Other	3,201	3,020
Total noninterest expense	19,207	18,194

Income before income taxes	11,510	10,369
Income taxes	3,549	3,089
Net income	7,961	7,280

Other comprehensive income, net of tax:
Unrealized holding gains (losses)	(2,929)	1,193
Comprehensive income	$5,032	$8,473

Basic earnings per share	$0.54	$0.49
Diluted earnings per share	$0.53	$0.48

Weighted average shares outstanding-basic	14,857	14,814
Weighted average shares outstanding-diluted	15,148	15,084

See notes to condensed consolidated financial statements.

Community Trust Bancorp, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Three months ended
	March 31
(in thousands)	2005	2004

Cash flows from operating activities:
Net income	$7,961	$7,280
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,213	1,091
Provision for loan and other real estate losses	1,367	2,187
Securities gains, net	0	(1)
Gains on sale of mortgage loans held for sale	(305)	(459)
Gains (losses) on sale of assets, net	(6)	4
Proceeds from sale of mortgage loans held for sale	12,817	17,652
Funding of loans held for sale	(12,512)	(17,558)
Amortization of securities premiums, net	376	293
Change in mortgage loans held for sale, net	0	(365)
Changes in:
Other liabilities	2,606	1,888
Other assets	871	8,523
Net cash provided by operating activities	14,388	20,535

Cash flows from investing activities:
Securities available-for-sale:
Proceeds from sales	1,800	60,600
Proceeds from prepayments and maturities	19,456	27,728
Purchase of securities	(11,232)	(31,723)
Securities held-to-maturity:
Proceeds from prepayments and maturities	2,849	8,532
Change in loans, net	(36,320)	(36,042)
Purchase of premises, equipment, and other real estate	(531)	(1,070)
Proceeds from sale of premises and equipment	21	19
Proceeds from sale of other real estate	539	402
Additional investment in OREO	(153)	0
Net cash provided by (used in) investing activities	(23,571)	28,446

Cash flows from financing activities:
Change in deposits, net	25,438	(12,012)
Change in repurchase agreements and other short-term borrowings, net	27,118	(8,246)
Payments on advances from Federal Home Loan Bank	(136)	(394)
Issuance of common stock	437	543
Purchase of common stock	0	(1,400)
Dividends paid	(3,566)	(3,101)
Net cash provided by (used in) financing activities	49,291	(24,610)
Net increase in cash and cash equivalents	40,108	24,371
Cash and cash equivalents at beginning of year	129,580	88,961
Cash and cash equivalents at end of period	$169,688	$113,332

See notes to condensed consolidated financial statements.

Community Trust Bancorp, Inc.
Notes to Condensed Consolidated Financial Statements

Note 1 - Summary of Significant Accounting Policies

In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments (which consist of normal recurring accruals) necessary, to present fairly the condensed consolidated financial position as of March 31, 2005, the results of operations for the three months ended March 31, 2005 and 2004, and the cash flows for the three months ended March 31, 2005 and 2004. In accordance with accounting principles generally accepted in the United States of America for interim financial information, these statements do not include certain information and footnote disclosures required by accounting principles generally accepted in the United States of America for complete annual financial statements. Financial information as of December 31, 2004 has been derived from the audited consolidated financial statements of Community Trust Bancorp, Inc. (the “Corporation”). The results of operations for the three months ended March 31, 2005 and 2004 and the cash flows for the three months ended March 31, 2005 and 2004 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2004, included in the Corporation's Annual Report on Form 10-K.

Principles of Consolidation - The unaudited condensed consolidated financial statements include the accounts of the Corporation and its separate and distinct, wholly owned subsidiaries Community Trust Bank, Inc. (the “Bank”) and Community Trust and Investment Company. All significant intercompany transactions have been eliminated in consolidation.

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

➢  Accounting for Certain Loans and Debt Securities Acquired in a Transfer - In December 2003, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 03-3, Accounting for Certain Loans and Debt Securities Acquired in a Transfer. SOP 03-3 addresses the accounting for certain acquired loans that show evidence of credit deterioration since their origination (i.e. impaired loans) and for which a loss is deemed probable of occurring. SOP 03-3 prohibits the carryover of an allowance for loan loss on certain acquired loans within its scope. SOP 03-3 is effective for loans that are acquired in fiscal years beginning after December 15, 2004. The Corporation will evaluate the applicability of this SOP for all prospective loans acquired in fiscal years beginning after December 15, 2004. The adoption of this Statement had no material effect on the Corporation’s consolidated financial statements.

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

➢  The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments - In March 2004, a consensus was reached on the Emerging Issues Task Force ("EITF") Issue 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. The EITF reached a consensus on an other-than-temporary impairment model for debt and equity securities accounted for under Statement of Financial Accounting Standards ("SFAS") No. 115, Accounting for Certain Investments in Debt and Equity Securities, and cost method investments. The basic model developed to evaluate whether an investment within the scope of Issue 03-1 is other-than-temporarily impaired involves a three-step process including determining whether an investment is impaired (fair value less than cost), evaluating whether the impairment is other-than-temporary (including the Corporation's intent and ability to hold the impaired securities until the cost is recovered) and, if other-than-temporary, requiring recognition of an impairment loss equal to the difference between the investment's cost and its fair value. The first step in the model used to determine other-than-temporary impairments shall be applied prospectively to all current and future investments in interim or annual reporting periods beginning after June 15, 2004. The second and third steps in the model have been delayed pending issuance of proposed FASB Staff Position EITF 03-1-a., Implementation Guidance for the Application of Paragraph 16 of EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. At March 31, 2005, the Corporation had approximately $2.9 million in gross unrealized losses, none of which is considered to be other than temporary impairment.

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

Had compensation cost for the Corporation’s stock options granted during the three months ended March 31, 2005 and 2004 been determined under the fair value approach described in SFAS No. 123, Accounting for Stock-Based Compensation, the Corporation’s net income and earnings per share would have been reduced to the pro forma amounts indicated below:

(in thousands, except per share amounts) Years ended December 31		March 31 2005	March 31 2004
Net income as reported		$7,961	$7,280
Stock-based compensation expense		(826)	(272)
Tax effect		289	95
Net income pro forma		$7,424	$7,103

Basic net income per share	As reported	$0.54	$0.49
	Pro forma	0.50	0.48

Diluted net income per share	As reported	$0.53	$0.48
	Pro forma	0.49	0.47

In December 2004, FASB issued SFAS No. 123R, Share-Based Payment. SFAS No. 123R is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25. Among other items, SFAS No. 123R eliminates the use of APB Opinion No. 25 and the intrinsic value method of accounting and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements. The effective date of SFAS No. 123R was to be the first reporting period beginning after June 15, 2005, which is the third quarter 2005 for calendar year companies; however, the effective date has been postponed until January 1, 2006.

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

The amortized cost and fair value of securities at March 31, 2005 are summarized as follows:

Available-for-Sale

(in thousands)	Amortized Cost	Fair Value
U.S. Treasury and Government agencies	$1,002	$1,002
State and political subdivisions	46,463	48,154
U.S. agency mortgage-backed pass through certificates	361,579	357,302
Collateralized mortgage obligations	2,088	2,125
Total debt securities	411,132	408,583
Marketable equity securities	59,208	58,860
Total available-for-sale securities	$470,340	$467,443

Held-to-Maturity

(in thousands)	Amortized Cost	Fair Value
U.S. Treasury and Government agencies	$500	$505
State and political subdivisions	3,183	3,189
U.S. agency mortgage-backed pass through certificates	56,069	54,685
Total held-to-maturity securities	$59,752	$58,379

The amortized cost and fair value of securities as of December 31, 2004 are summarized as follows:

Available-for-Sale

(in thousands)	Amortized Cost	Fair Value
U.S. Treasury and Government agencies	$1,006	$1,004
State and political subdivisions	47,048	49,435
U.S. agency mortgage-backed pass through certificates	379,503	378,834
Collateralized mortgage obligations	2,336	2,394
Other debt securities	10,000	9,835
Total debt securities	439,893	441,502
Marketable equity securities	40,778	40,778
Total available-for-sale securities	$480,671	$482,280

Held-to-Maturity

(in thousands)	Amortized Cost	Fair Value
U.S. Treasury and Government agencies	$500	$500
State and political subdivisions	3,285	3,335
U.S. agency mortgage-backed pass through certificates	58,886	58,112
Total held-to-maturity securities	$62,671	$61,947

Note 3 - Loans

Major classifications of loans are summarized as follows:

(in thousands)	March 31 2005	December 31 2004
Commercial construction	$88,948	$75,078
Commercial secured by real estate	618,031	613,059
Commercial other	284,828	276,921
Real estate construction	30,144	30,456
Real estate mortgage	509,282	499,410
Consumer	394,284	395,588
Equipment lease financing	11,768	12,007
Total loans	$1,937,285	$1,902,519

Note 4 - Borrowings

    Short-term debt consists of the following:

(in thousands)	March 31 2005	December 31 2004
Subsidiaries:
Repurchase agreements	$109,807	$88,404
Federal funds purchased	9,955	4,240
Total short-term debt	$119,762	$92,644

On April 29, 2005, the Corporation entered into a revolving note agreement for a line of credit in the amount of $12 million, all of which is currently available to meet any future cash needs. The agreement will mature on April 28, 2006.

All federal funds purchased and the majority of repurchase agreements mature and reprice daily. The average rates paid for federal funds purchased and repurchase agreements on March 31, 2005 were 2.85% and 2.67%, respectively.

Federal Home Loan Bank advances consisted of the following monthly amortizing and term borrowings:

(in thousands)	March 31 2005	December 31 2004
Monthly amortizing	$2,255	$2,391
Term	160,000	160,000
	$162,255	$162,391

The advances from the Federal Home Loan Bank that require monthly principal payments were due for repayment as follows:

	Principal Payments Due by Period at March 31, 2005
(in thousands)	Total	Within 1 Year	1-5 Years	5-10 Years	After 10 Years
Outstanding advances, weighted average interest rate -5.27%	$2,255	$613	$1,582	$41	$19

	Principal Payments Due by Period at December 31, 2004
(in thousands)	Total	Within 1 Year	1-5 Years	5-10 Years	After 10 Years
Outstanding advances, weighted average interest rate - 5.33%	$2,391	$604	$1,120	$646	$21

The term advances that require the total payment to be made at maturity follow:

(in thousands)	March 31 2005	December 31 2004
Advance #143, 2.37%, due 8/30/05	$40,000	$40,000
Advance #144, 2.88%, due 8/30/06	40,000	40,000
Advance #145, 3.31%, due 8/30/07	40,000	40,000
Advance #146, 3.70%, due 8/30/08	40,000	40,000
	$160,000	$160,000

The advances are collateralized by Federal Home Loan Bank stock of $21.0 million and certain first mortgage loans totaling $219.0 million as of March 31, 2005. Advances totaled $162.3 million at March 31, 2005 with fixed interest rates ranging from 1.00% to 7.05% with a weighted average rate of 3.10%.

Long-term debt consists of the following:

(in thousands)	March 31 2005	December 31 2004
Junior subordinated debentures, 9.00%, due 3/31/27	$34,500	$34,500
Junior subordinated debentures, 8.25%, due 3/31/32	25,000	25,000
Total long-term debt	$59,500	$59,500

Note 5 - Other Events

On March 15, 2005, the Corporation announced that it had entered into a definitive agreement to acquire the Heritage Community Bank of Danville, Kentucky with assets of approximately $100 million. The merger agreement calls for the payment of $25.75 per share for a total transaction price of approximately $12.2 million. The agreement is subject to certain conditions, including regulatory approval and the approval of Heritage Community Bank shareholders. This acquisition is scheduled to close in June 2005.

Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Overview

Community Trust Bancorp, Inc. (the “Corporation”) is a bank holding company headquartered in Pikeville, Kentucky. At March 31, 2005, the Corporation owned one commercial bank and one trust company. Through its subsidiaries, the Corporation has seventy-seven banking locations in eastern, northeast, central, and south central Kentucky and southern West Virginia, two loan production offices in Kentucky, and five trust offices across Kentucky. The banking locations are segmented into eighteen markets within four regions. The Corporation had total assets of $2.8 billion and total shareholders’ equity of $238.1 million as of March 31, 2005. The Corporation’s common stock is listed on NASDAQ under the symbol CTBI. Current market participants are FTN Midwest Research Securities Corp., Cleveland, Ohio; Goldman, Sachs & Co., New York, New York; Howe Barnes Investments, Inc., Chicago, Illinois; J.J.B. Hilliard, W.L. Lyons, Inc., Louisville, Kentucky; Keefe, Bruyette & Woods, Inc., New York, New York; Merrill Lynch, Pierce, Fenner & Smith Incorporated, New York, New York; Monroe Securities, Inc., Chicago, Illinois; Morgan Stanley & Co., Incorporated, New York, New York; and Sandler O'Neill & Partners, New York, New York.

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

Our accounting policies are more fully described in note 1 to the consolidated financial statements incorporated in the Annual Report on Form 10-K for the year ended December 31, 2004. We have identified the following critical accounting policies:

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

Investments - Management determines the classification of securities at purchase. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, Accounting for Certain Investments in Debt and Equity Securities, the Corporation classifies securities into held-to-maturity or available-for-sale categories. Held-to-maturity securities are those which the Corporation has the positive intent and ability to hold to maturity and are reported at amortized cost. Available-for-sale securities are those the Corporation may decide to sell if needed for liquidity, asset/liability management, or other reasons. Available-for-sale securities are reported at fair value, with unrealized gains and losses included as a separate component of shareholders’ equity, net of tax. If declines in fair value are not temporary, the carrying value of the securities is written down to fair value as a permanent impairment.

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

➢  Accounting for Certain Loans and Debt Securities Acquired in a Transfer - In December 2003, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 03-3, Accounting for Certain Loans and Debt Securities Acquired in a Transfer. SOP 03-3 addresses the accounting for certain acquired loans that show evidence of credit deterioration since their origination (i.e. impaired loans) and for which a loss is deemed probable of occurring. SOP 03-3 prohibits the carryover of an allowance for loan loss on certain acquired loans within its scope. SOP 03-3 is effective for loans that are acquired in fiscal years beginning after December 15, 2004. The Corporation will evaluate the applicability of this SOP for all prospective loans acquired in fiscal years beginning after December 15, 2004. The adoption of this Statement had no material effect on the Corporation’s consolidated financial statements.

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

➢  The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments - In March 2004, a consensus was reached on the Emerging Issues Task Force ("EITF") Issue 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. The EITF reached a consensus on an other-than-temporary impairment model for debt and equity securities accounted for under Statement of Financial Accounting Standards ("SFAS") No. 115, Accounting for Certain Investments in Debt and Equity Securities, and cost method investments. The basic model developed to evaluate whether an investment within the scope of Issue 03-1 is other-than-temporarily impaired involves a three-step process including determining whether an investment is impaired (fair value less than cost), evaluating whether the impairment is other-than-temporary (including the Corporation's intent and ability to hold the impaired securities until the cost is recovered) and, if other-than-temporary, requiring recognition of an impairment loss equal to the difference between the investment's cost and its fair value. The first step in the model used to determine other-than-temporary impairments shall be applied prospectively to all current and future investments in interim or annual reporting periods beginning after June 15, 2004. The second and third steps in the model have been delayed pending issuance of proposed FASB Staff Position EITF 03-1-a., Implementation Guidance for the Application of Paragraph 16 of EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. At March 31, 2005, the Corporation had approximately $2.9 million in gross unrealized losses, none of which is considered to be other than temporary impairment.

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

Had compensation cost for the Corporation’s stock options granted during the three months ended March 31, 2005 and 2004 been determined under the fair value approach described in SFAS No. 123, Accounting for Stock-Based Compensation, the Corporation’s net income and earnings per share would have been reduced to the pro forma amounts indicated below:

(in thousands, except per share amounts) Years ended December 31		March 31 2005	March 31 2004
Net income as reported		$7,961	$7,280
Stock-based compensation expense		(826)	(272)
Tax effect		289	95
Net income pro forma		$7,424	$7,103

Basic net income per share	As reported	$0.54	$0.49
	Pro forma	0.50	0.48

Diluted net income per share	As reported	$0.53	$0.48
	Pro forma	0.49	0.47

In December 2004, FASB issued SFAS No. 123R, Share-Based Payment. SFAS No. 123R is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25. Among other items, SFAS No. 123R eliminates the use of APB Opinion No. 25 and the intrinsic value method of accounting and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements. The effective date of SFAS No. 123R was to be the first reporting period beginning after June 15, 2005, which is the third quarter 2005 for calendar year companies; however, the effective date has been postponed until January 1, 2006.

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

Dividends

The following schedule shows the quarterly cash dividends paid for the past six quarters:

Pay Date	Record Date	Amount Per Share
April 1, 2005	March 15, 2005	$0.24
January 1, 2005	December 15, 2004	$0.24
October 1, 2004	September 15, 2004	$0.21
July 1, 2004	June 15, 2004	$0.21
April 1, 2004	March 15, 2004	$0.21
January 1, 2004	December 15, 2004	$0.21

Statement of Income Review

The Corporation had earnings for the first quarter 2005 of $8.0 million or $0.54 per basic share compared to $7.3 million or $0.49 per basic share earned during the first quarter of 2004 and $7.9 million or $0.53 per basic share earned during the fourth quarter of 2004. The Corporation's basic earnings per share for the first quarter 2005 reflects an increase of 10.2% over the first quarter 2004 and 1.9% over fourth quarter 2004.

The Corporation had basic weighted average shares outstanding of 14.9 million and 14.8 million, respectively, for the three months ended March 31, 2005 and 2004. The following table sets forth on an annualized basis the return on average assets and return on average shareholders’ equity for the three months ended March 31, 2005 and 2004:

	Three months ended
	March 31
	2005	2004
Return on average shareholders' equity	13.50%	12.97%
Return on average assets	1.18%	1.18%

Net Interest Income

Our net interest margin of 3.97% for the quarter ended March 31, 2005 decreased 12 basis points from March 31, 2004 but remained flat to prior quarter. During the past year, the Corporation’s deposit pricing was more aggressive to increase its core deposits and repurchase agreements for funding purposes, contributing to our cost of interest bearing funds increasing by 50 basis points from the first quarter 2004 and 21 basis points from the fourth quarter 2004. With its current liquidity position, the Corporation’s deposit strategy is to price competitively but not aggressively for deposit growth.

The following table summarizes the annualized net interest spread and net interest margin for the three months ended March 31, 2005 and 2004.

	Three months ended
	March 31
	2005	2004
Yield on interest earning assets	5.91%	5.62%
Cost of interest bearing funds	2.36%	1.86%

Net interest spread	3.55%	3.76%

Net interest margin	3.97%	4.09%

Provision for Loan Losses

The analysis of the changes in the allowance for loan losses and selected ratios is set forth below:

	Three months ended
	March 31
(in thousands)	2005	2004

Allowance balance at January 1	$27,017	$24,653
Additions to allowance charged against operations	1,367	2,133
Recoveries credited to allowance	1,077	929
Losses charged against allowance	(1,952)	(2,564)
Allowance balance at March 31	$27,509	$25,151

Allowance for loan losses to period-end loans	1.42%	1.42%
Average loans, net of unearned income	$1,920,843	$1,744,992
Provision for loan losses to average loans, annualized	0.29%	0.49%
Loan charge-offs net of recoveries, to average loans, annualized	0.18%	0.38%

Net loan charge-offs during the first quarter of 2005 of $0.9 million, or 0.2% of total loans, at March 31, 2005 was a 46.5% decrease from the $1.6 million, or 0.4% of total loans, at March 31, 2004 and a decrease of 59.4% from the $2.2 million, or 0.5% of total loans, at December 31, 2004.

Noninterest Income

Noninterest income of $7.7 million for the quarter ended March 31, 2005 decreased 3.9% from the quarter ended March 31, 2004 and 6.1% from the quarter ended December 31, 2004. The following table displays the quarterly activity in the various significant noninterest income accounts.

Noninterest Income Summary
(in thousands)	1Q 2005	4Q 2004	1Q 2004
Deposit related fees	$4,047	$4,434	$4,237
Loan related fees	1,218	1,377	1,144
Mortgage servicing rights	226	83	(600)
Trust revenue	740	643	561
Gains on sales of loans	305	382	459
Securities gains	0	50	1
Other revenue	1,169	1,238	2,213
Total noninterest income	$7,705	$8,207	$8,015

Deposit related fees decreased from prior quarter and prior year first quarter primarily as a result of the implementation and marketing of free consumer and business checking accounts. Noninterest income for the quarter ended March 31, 2004 was negatively impacted by a charge to our valuation reserve for capitalized mortgage servicing rights of $0.6 million. However, the fourth quarter 2004 and the first quarter 2005 were positively impacted by approximately $0.1 million and $0.2 million, respectively, because of the improvement in the fair market value of our capitalized mortgage servicing rights.

Due to the current interest rate environment, the gains on sales of residential real estate loans continue to be lower than prior quarters, as customers are selecting adjustable rate and 3 and 5-year adjustable rate mortgages that are retained in the Corporation’s loan portfolio.

Noninterest income was positively impacted by $0.8 million during the first quarter 2004 derived from the adjustment of the carrying value of loans acquired with the 2002 acquisition of Citizens National Bank of Hazard to its net realizable value. There was minimal recapture during the fourth quarter 2004 and the first quarter 2005.

Noninterest Expense

Noninterest expense for the quarter ended March 31, 2005 of $19.2 million was a 5.6% increase from the $18.2 million for the first quarter 2004 and a 2.6% decrease from the fourth quarter 2004. The increase in noninterest expense from prior year was primarily attributable to increased personnel expense due to annual salary increases and the staffing costs of new branch locations that have come on line during the past year.

Balance Sheet Review

The Corporation’s total assets increased 12.4% from March 31, 2004 to $2.8 billion at March 31, 2005. Average earning assets grew $266 million from March 31, 2004 and $48 million from December 31, 2004. The Corporation's loan portfolio grew at a rate of 9.4% from March 31, 2004 and at an annualized rate of 7.4% from December 31, 2004 to $1.9 billion at March 31, 2005. Total deposits and repurchase agreements of $2.3 billion at March 31, 2005 reflect a 6.2% growth over March 31, 2004 and an annualized 8.5% growth over December 31, 2004. With the Corporation’s current liquidity position, its deposit pricing strategy is market competitive.

Shareholders’ equity of $238.1 million on March 31, 2005 was a 5.4% increase from the $225.9 million on March 31, 2004 and an increase of 0.8% from the $236.2 million on December 31, 2004. The Corporation's annualized dividend yield to shareholders as of March 31, 2005 was 3.33%.

Loans

Total loans of $1.94 billion was an increase of 9.4% from March 31, 2004 and an annualized 7.4% from December 31, 2004. Loan growth was primarily in commercial and residential real estate loans.

Asset quality improved during the first quarter of 2005. Nonperforming loans at March 31, 2005 of $17.9 million was a 10.9% decrease from the $20.1 million at December 31, 2004 and was relatively flat to March 31, 2004.

Foreclosed properties at March 31, 2005 of $5.0 million decreased from the $6.8 million at March 31, 2004 but increased from the $4.8 million at December 31, 2004. Commercial properties account for 55% of foreclosed properties at March 31, 2005. The majority of this amount is one group of properties originally acquired in December 2003 at $3.1 million and currently being carried at $2.3 million, after adjusting the carrying value for additional investments in certain properties and the sale of five units. The Corporation continues to aggressively manage the liquidation of this property. The remaining foreclosed properties are residential real estate which traditionally liquidate with minimal loss.

        The following tables summarize the Corporation’s nonperforming loans as of March 31, 2005 and December 31, 2004.

(in thousands)	Nonaccrual loans	As a % of Loan Balances by Category	Restructured Loans	As a % of Loan Balances by Category	Accruing Loans Past Due 90 Days or More	As a % of Loan Balances by Category	Total Loan Balances
March 31, 2005
Commercial construction	$271	0.30%	$0	0.00%	$97	0.11%	$88,948
Commercial secured by real estate	4,683	0.76	828	0.13	2,097	0.34	618,031
Commercial other	3,899	1.37	106	0.04	598	0.21	284,828
Consumer real estate construction	0	0.00	0	0.00	0	0.00	30,144
Consumer real estate secured	4,222	0.83	0	0.00	760	0.15	509,282
Consumer other	26	0.01	0	0.00	318	0.08	394,284
Equipment lease financing	0	0.00	0	0.00	0	0.00	11,768
Total	$13,101	0.68%	$934	0.05%	$3,870	0.20%	$1,937,285

(in thousands)	Nonaccrual loans	As a % of Loan Balances by Category	Restructured Loans	As a % of Loan Balances by Category	Accruing Loans Past Due 90 Days or More	As a % of Loan Balances by Category	Total Loan Balances
December 31, 2004
Commercial construction	$271	0.36%	$0	0.00%	$650	0.87%	$75,078
Commercial secured by real estate	5,093	0.83	858	0.14	2,603	0.42	613,059
Commercial other	3,473	1.25	116	0.04	569	0.21	276,921
Consumer real estate construction	114	0.37	0	0.00	0.00	0.00	30,456
Consumer real estate secured	4,828	0.97	0	0.00	1,131	0.23	499,410
Consumer other	29	0.01	0	0.00	366	0.09	395,588
Equipment lease financing	0	0.00	0	0.00	0	0.00	12,007
Total	$13,808	0.73%	$974	0.05%	$5,319	0.28%	$1,902,519

Loans on non-accrual decreased $0.7 million from December 31, 2004 to March 31, 2005. Accruing loans past due 90 days or more decreased $1.4 million from December 31, 2004 to March 31, 2005, and restructured loans decreased $40 thousand during this period.

Allowance for Loan Losses

The allowance for loan losses balance is maintained by management at a level considered adequate to cover anticipated probable losses based on past loss experience, general economic conditions, information about specific borrower situations including their financial position and collateral values, and other factors and estimates which are subject to change over time. This analysis is completed quarterly and forms the basis for allocation of the loan loss reserve and what charges to the provision may be required. For further discussion of the allowance for loan losses, see the Critical Accounting Policies and Estimates section presented earlier in Item 2.

Securities

The Corporation uses its securities held-to-maturity for production of income and to manage cash flow needs through expected maturities. The Corporation uses its securities available-for-sale for income and balance sheet liquidity management. Securities available-for-sale reported at fair value decreased from $482.3 million as of December 31, 2004 to $467.4 million at March 31, 2005; the excess of market over cost decreased from a positive $1.6 million to a negative $2.9 million. Securities held-to-maturity decreased from $62.7 million to $59.8 million during the same period. Total securities as a percentage of total assets were 20.1% as of December 31, 2004 and 19.1% as of March 31, 2005.

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

The Corporation owns securities with an estimated fair value of $467.4 million that are designated as available-for-sale and available to meet liquidity needs on a continuing basis. The Corporation also has available Federal Home Loan Bank advances for both liquidity and management of its asset/liability position. FHLB advances remained relatively stable at $162.3 million at March 31, 2005 compared to $162.4 million at December 31, 2004. FHLB borrowing capacity at March 31, 2005 was $195.9 million. Long-term debt remained at $59.5 million from December 31, 2004 to March 31, 2005. At March 31, 2005, the Corporation had $88.2 million in federal funds sold compared to $50.9 million at December 31, 2004. Additionally, management projects cash flows from the Corporation's investment portfolio to generate additional liquidity over the next 90 days.

The Corporation generally relies upon net inflows of cash from financing activities, supplemented by net inflows of cash from operating activities, to provide cash for its investing activities. As is typical of many financial institutions, significant financing activities include deposit gathering, use of short-term borrowing facilities such as federal funds purchased and securities sold under repurchase agreements, and issuance of long-term debt. The Corporation currently has a $12 million revolving line of credit, all of which is currently available to meet any future cash needs. The Corporation’s primary investing activities include purchases of securities and loan originations; however, as discussed in note 5 to the condensed consolidated financial statements, the Corporation has entered into an agreement to acquire the Heritage Community Bank of Danville, Kentucky (“Heritage”). This acquisition is scheduled to close in June 2005 and is expected to require approximately $12.2 million in cash. The cash used for the purchase of Heritage is expected to be funded from normal operating cash flow.

The investment portfolio continues to consist of conservative, high-quality short-term issues. The majority of the investment portfolio is in U.S. Government and agency issuances. The average life of the portfolio is 3.33 years. Available-for-sale ("AFS") securities comprise 89% of the total investment portfolio. At the end of the first quarter, the AFS portfolio was $467.4 million or 196% of equity capital. Seventy-one percent of the pledge eligible portfolio is pledged.

The Corporation's stock repurchase program began in December 1998 with the authorization to acquire up to 500,000 shares and was increased by an additional 1,000,000 shares in July 2000. The Corporation issued a press release on May 13, 2004 announcing its intention to repurchase up to 1,000,000 additional shares. The Corporation’s stock repurchase program continues to be accretive to shareholder value. During the first three months of 2005, the Corporation acquired no shares of the Corporation's stock. As of March 31, 2005, a total of 1,921,481 shares have been repurchased through this program.

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

The Corporation’s principal source of funds used to pay dividends to shareholders and service long-term debt is the dividends it receives from the subsidiary bank. Various federal statutory provisions, in addition to regulatory policies and directives, limit the amount of dividends that subsidiary banks can pay without prior regulatory approval. These restrictions have had no major impact on the Corporation’s dividend policy or its ability to service long-term debt, nor is it anticipated that they would have any major impact in the foreseeable future. During the remainder of 2005, approximately $34.9 million plus any remaining 2005 net profits can be paid by the Corporation’s banking subsidiary without prior regulatory approval.

The primary source of capital for the Corporation is retained earnings. The Corporation paid cash dividends of $0.24 per share during the first three months of 2005. Basic earnings per share for the same period was $0.54, respectively. The Corporation retained 55.6% of earnings for the first three months of 2005.

Under guidelines issued by banking regulators, the Corporation and its subsidiary bank are required to maintain a minimum Tier 1 risk-based capital ratio of 4% and a minimum total risk-based ratio of 8%. In order to be considered “well-capitalized” the Corporation must maintain ratios of 6% and 10%, respectively. Risk-based capital ratios weight the relative risk factors of all assets and consider the risk associated with off-balance sheet items. The Corporation must also maintain a minimum Tier 1 leverage ratio of 4%. The well-capitalized ratio for Tier 1 leverage is 5%. The Corporation’s Tier 1 leverage, Tier 1 risk-based, and total risk-based ratios were 8.81%, 11.71%, and 12.95%, respectively, as of March 31, 2005, all exceeding the threshold for meeting the definition of well-capitalized.

As of March 31, 2005, management is not aware of any current recommendations by banking regulatory authorities which, if they were to be implemented, would have, or would be reasonably likely to have, a material adverse impact on the Corporation’s liquidity, capital resources, or operations.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest rate risk management focuses on maintaining consistent growth in net interest income within Board-approved policy limits. The Corporation uses an earnings simulation model to analyze net interest income sensitivity to movements in interest rates. Given a 200 basis point increase to the yield curve used in the simulation model, it is estimated net interest income for the Corporation would increase by 5.36 percent over one year and by 4.61 percent over two years. A 25 basis point decrease in the yield curve would decrease net interest income by an estimated 0.66 percent over one year and by 0.42 percent over two years. For further discussion of the Corporation's market risk, see the Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Market Risk included in the Annual Report on Form 10-K for the year ended December 31, 2004.

Item 4. Controls and Procedures

The Corporation's management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. As of March 31, 2005, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and the Controller, of the effectiveness of the design and operation of the Corporation's disclosure controls and procedures. Based on that evaluation, management concluded that disclosure controls and procedures as of March 31, 2005 were effective in ensuring material information required to be disclosed in this quarterly report on Form 10-Q was recorded, processed, summarized, and reported on a timely basis. Additionally, there were no changes in the Corporation's internal control over financial reporting that occurred during the quarter ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect, the Corporation's internal control over financial reporting.

Management's responsibilities related to establishing and maintaining effective disclosure controls and procedures include maintaining effective internal controls over financial reporting that are designed to produce reliable financial statements in accordance with accounting principles generally accepted in the United States. There have been no significant changes in the Corporation's internal controls or in other factors that could significantly affect internal controls subsequent to March 31, 2005.

PART II - OTHER INFORMATION
Item 1.	Legal Proceedings	None

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	None

Item 3.	Defaults Upon Senior Securities	None

Item 4.	Submission of Matters to a Vote of Security Holders	None

Item 5.	Other Information:

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

COMMUNITY TRUST BANCORP, INC.

Date: May 9, 2005	By:	/s/ Jean R. Hale
Jean R. Hale
Chairman, President and CEO

By:	/s/ Kevin J. Stumbo
Kevin J. Stumbo
Executive Vice President/Controller