Form 10-Q
period 2005-06-30
COMMUNITY TRUST BANCORP INC /KY/
filed 2005-08-09
CIK 350852

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005

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

Common stock - 14,922,036 shares outstanding at July 31, 2005

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

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

Community Trust Bancorp, Inc.
Condensed Consolidated Balance Sheets
(unaudited)

(dollars in thousands)	June 30 2005	December 31 2004
Assets:
Cash and due from banks	$84,779	$78,725
Federal funds sold	18,276	50,855
Securities available-for-sale at fair value
(amortized cost of $474,247 and $480,671, respectively)	473,717	482,280
Securities held-to-maturity at amortized cost
(fair value of $54,703 and $61,947, respectively)	55,829	62,671
Loans held for sale	110	0

Loans	2,069,167	1,902,519
Allowance for loan losses	(29,163)	(27,017)
Net loans	2,040,004	1,875,502

Premises and equipment, net	57,400	53,111
Goodwill	63,473	60,122
Core deposit intangible (net of accumulated amortization of $4,001 and
$3,711, respectively)	3,503	3,249
Other assets	46,757	42,579
Total assets	$2,843,848	$2,709,094

Liabilities and shareholders’ equity:
Deposits
Noninterest bearing	$420,387	$403,792
Interest bearing	1,806,935	1,736,626
Total deposits	2,227,322	2,140,418

Repurchase agreements	114,576	88,404
Federal funds purchased and other short-term borrowings	3,890	4,240
Advances from Federal Home Loan Bank	172,617	162,391
Long-term debt	59,500	59,500
Other liabilities	20,897	17,972
Total liabilities	2,598,802	2,472,925

Shareholders’ equity:
Preferred stock, 300,000 shares authorized and unissued
Common stock, $5 par value, shares authorized 25,000,000;
shares outstanding 2005 - 14,889,226; 2004 - 14,845,217	74,446	74,226
Capital surplus	145,770	145,023
Retained earnings	25,175	15,874
Accumulated other comprehensive income (loss), net of tax	(345)	1,046
Total shareholders’ equity	245,046	236,169

Total liabilities and shareholders’ equity	$2,843,848	$2,709,094

See notes to condensed consolidated financial statements.

Community Trust Bancorp, Inc.
Condensed Consolidated Statements of Income
(unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30
(in thousands except per share data)	2005	2004	2005	2004

Interest income:
Interest and fees on loans, including loans held for sale	$32,648	$26,884	$63,115	$53,743
Interest and dividends on securities
Taxable	4,910	3,473	9,961	7,169
Tax exempt	524	550	1,060	1,123
Other, including interest on federal funds sold	516	115	960	284
Total interest income	38,598	31,022	75,096	62,319

Interest expense:
Interest on deposits	10,051	6,662	18,997	13,541
Interest on repurchase agreements and other short-term borrowings	864	356	1,484	739
Interest on advances from Federal Home Loan Bank	1,281	37	2,520	77
Interest on long-term debt	1,313	1,313	2,627	2,627
Total interest expense	13,509	8,368	25,628	16,984

Net interest income	25,089	22,654	49,468	45,335
Provision for loan losses	1,700	1,785	3,067	3,918
Net interest income after provision for loan losses	23,389	20,869	46,401	41,417

Noninterest income:
Service charges on deposit accounts	4,460	4,462	8,507	8,699
Gains on sales of loans, net	347	410	652	869
Trust income	740	614	1,480	1,175
Securities gains, net	3	0	3	1
Other	2,988	3,634	5,601	6,391
Total noninterest income	8,538	9,120	16,243	17,135

Noninterest expense:
Salaries and employee benefits	10,613	10,015	20,874	19,706
Occupancy, net	1,557	1,435	3,098	2,876
Equipment	1,133	930	2,131	1,902
Data processing	1,135	1,063	2,275	2,060
Stationery, printing, and office supplies	336	388	709	714
Taxes other than payroll, property, and income	809	811	1,596	1,614
FDIC insurance	73	77	145	156
Legal and professional fees	690	823	1,525	1,688
Other	3,338	3,230	6,538	6,250
Total noninterest expense	19,684	18,772	38,891	36,966

Income before income taxes	12,243	11,217	23,753	21,586
Income taxes	3,765	3,461	7,314	6,550
Net income	8,478	7,756	16,439	15,036

Other comprehensive income, net of tax:
Unrealized holding gains (losses)	1,538	(5,253)	(1,391)	(4,060)
Comprehensive income	$10,016	$2,503	$15,048	$10,976

Basic earnings per share	$0.57	$0.52	$1.11	$1.02
Diluted earnings per share	$0.56	$0.51	$1.08	$1.00

Weighted average shares outstanding-basic	14,881	14,792	14,869	14,803
Weighted average shares outstanding-diluted	15,167	15,072	15,153	15,076

Community Trust Bancorp, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Six months ended
	June 30
(in thousands)	2005	2004

Cash flows from operating activities:
Net income	$16,439	$15,036
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,459	2,185
Provision for loan and other real estate losses	3,100	4,107
Securities gains, net	(3)	(1)
Gains on sale of mortgage loans held for sale	(652)	(869)
Gains (losses) on sale of assets, net	7	(148)
Proceeds from sale of mortgage loans held for sale	27,751	36,092
Funding of loans held for sale	(27,319)	(37,598)
Amortization of securities premiums, net	816	590
Changes in:
Other liabilities	3,178	1,412
Other assets	(2,335)	7,496
Net cash provided by operating activities	23,441	26,307

Cash flows from investing activities:
Securities available-for-sale:
Proceeds from sales	1,800	60,600
Proceeds from prepayments and maturities	57,218	52,221
Purchase of securities	(51,109)	(31,923)
Securities held-to-maturity:
Proceeds from prepayments and maturities	6,701	14,881
Change in loans, net	(95,981)	(79,731)
Purchase of premises, equipment, and other real estate	(2,371)	(2,617)
Proceeds from sale of premises and equipment	21	19
Proceeds from sale of other real estate	1,138	1,427
Additional investment in OREO	(173)	(35)
Net assets acquired	(4,128)	0
Net cash provided by (used in) investing activities	(86,884)	14,842

Cash flows from financing activities:
Change in deposits, net	17,540	(16,458)
Change in repurchase agreements and other short-term borrowings, net	25,822	(18,219)
Payments on advances from Federal Home Loan Bank	(274)	(535)
Issuance of common stock	969	810
Other equity adjustments	0	47
Purchase of common stock	0	(1,400)
Dividends paid	(7,139)	(6,195)
Net cash provided by (used in) financing activities	36,918	(41,950)
Net decrease in cash and cash equivalents	(26,525)	(801)
Cash and cash equivalents at beginning of year	129,580	88,961
Cash and cash equivalents at end of period	$103,055	$88,160

See notes to condensed consolidated financial statements.

Community Trust Bancorp, Inc.
Notes to Condensed Consolidated Financial Statements

Note 1 - Summary of Significant Accounting Policies

In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments (which consist of normal recurring accruals) necessary, to present fairly the condensed consolidated financial position as of June 30, 2005, the results of operations for the three and six months ended June 30, 2005 and 2004, and the cash flows for the six months ended June 30, 2005 and 2004. In accordance with accounting principles generally accepted in the United States of America for interim financial information, these statements do not include certain information and footnote disclosures required by accounting principles generally accepted in the United States of America for complete annual financial statements. Financial information as of December 31, 2004 has been derived from the audited consolidated financial statements of Community Trust Bancorp, Inc. (the “Corporation”). The results of operations for the three and six months ended June 30, 2005 and 2004 and the cash flows for the six months ended June 30, 2005 and 2004 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2004, included in the Corporation's Annual Report on Form 10-K.

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

Had compensation cost for the Corporation’s stock options granted during the three and six months ended June 30, 2005 and 2004 been determined under the fair value approach described in SFAS No. 123, Accounting for Stock-Based Compensation, the Corporation’s net income and earnings per share would have been reduced to the pro forma amounts indicated below:

		Three Months Ended June 30		Six Months Ended June 30
(in thousands except per share amounts)		2005	2004	2005	2004
Net income as reported		$8,478	$7,756	$16,439	$15,036
Stock-based compensation expense		0	(262)	(826)	(534)
Tax effect		0	92	289	187
Net income pro forma		$8,478	$7,586	$15,902	$14,689

Basic earnings per share	As reported	$0.57	$0.52	$1.11	$1.02
	Pro forma	0.57	0.51	1.07	0.99

Diluted earnings per share	As reported	$0.56	$0.51	$1.08	$1.00
	Pro forma	0.56	0.50	1.05	0.97

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

The amortized cost and fair value of securities at June 30, 2005 are summarized as follows:

Available-for-Sale

(in thousands)	Amortized Cost	Fair Value
U.S. Treasury and Government agencies	$1,002	$1,002
State and political subdivisions	45,571	47,381
U.S. agency mortgage-backed pass through certificates	340,950	338,672
Collateralized mortgage obligations	1,080	1,108
Total debt securities	388,603	388,163
Marketable equity securities	85,644	85,554
Total available-for-sale securities	$474,247	$473,717

Held-to-Maturity

(in thousands)	Amortized Cost	Fair Value
U.S. Treasury and Government agencies	$500	$503
State and political subdivisions	3,183	3,176
U.S. agency mortgage-backed pass through certificates	52,146	51,024
Total held-to-maturity securities	$55,829	$54,703

The amortized cost and fair value of securities as of December 31, 2004 are summarized as follows:

Available-for-Sale

(in thousands)	Amortized Cost	Fair Value
U.S. Treasury and Government agencies	$1,006	$1,004
State and political subdivisions	47,048	49,435
U.S. agency mortgage-backed pass through certificates	379,503	378,834
Collateralized mortgage obligations	2,336	2,394
Other debt securities	10,000	9,835
Total debt securities	439,893	441,502
Marketable equity securities	40,778	40,778
Total available-for-sale securities	$480,671	$482,280

Held-to-Maturity

(in thousands)	Amortized Cost	Fair Value
U.S. Treasury and Government agencies	$500	$500
State and political subdivisions	3,285	3,335
U.S. agency mortgage-backed pass through certificates	58,886	58,112
Total held-to-maturity securities	$62,671	$61,947

Note 3 - Loans

Major classifications of loans are summarized as follows:

(in thousands)	June 30 2005	December 31 2004
Commercial construction	$105,309	$75,078
Commercial secured by real estate	657,603	613,059
Commercial other	304,892	276,921
Real estate construction	35,071	30,456
Real estate mortgage	543,491	499,410
Consumer	407,079	395,588
Equipment lease financing	15,722	12,007
Total loans	$2,069,167	$1,902,519

Note 4 - Borrowings
Short-term debt consists of the following:
(in thousands)	June 30 2005	December 31 2004
Subsidiaries:
Repurchase agreements	$114,576	$88,404
Federal funds purchased	3,890	4,240
Total short-term debt	$118,466	$92,644

On April 29, 2005, the Corporation entered into a revolving note agreement for a line of credit in the amount of $12 million, all of which is currently available to meet any future cash needs. The agreement will mature on April 28, 2006.

All federal funds purchased and the majority of repurchase agreements mature and reprice daily. The average rates paid for federal funds purchased and repurchase agreements on June 30, 2005 were 3.30% and 3.14%, respectively.

Federal Home Loan Bank advances consisted of the following monthly amortizing and term borrowings:

(in thousands)	June 30 2005	December 31 2004
Monthly amortizing	$2,117	$2,391
Term	170,500	160,000
	$172,617	$162,391

The advances from the Federal Home Loan Bank that require monthly principal payments were due for repayment as follows:

	Principal Payments Due by Period at June 30, 2005
(in thousands)	Total	Within 1 Year	1-5 Years	5-10 Years	After 10 Years
Outstanding advances, weighted average interest rate -5.21%	$2,117	$622	$1,437	$39	$19

	Principal Payments Due by Period at December 31, 2004
(in thousands)	Total	Within 1 Year	1-5 Years	5-10 Years	After 10 Years
Outstanding advances, weighted average interest rate - 5.33%	$2,391	$604	$1,120	$646	$21

The term advances that require the total payment to be made at maturity follow:

(in thousands)	June 30 2005	December 31 2004
Advance #143, 2.37%, due 8/30/05	$40,000	$40,000
Advance #144, 2.88%, due 8/30/06	40,000	40,000
Advance #145, 3.31%, due 8/30/07	40,000	40,000
Advance #146, 3.70%, due 8/30/08	40,000	40,000
Advance #148, 1.76%, due 6/6/13	1,000	0
Advance #149, 3.65%, due 7/28/06	2,000	0
Advance #150, 3.60%, due 8/12/05	2,000	0
Advance #151, 3.65%, due 8/11/06	2,000	0
Advance #152, 3.55%, due 8/11/05	1,000	0
Advance #153, 3.55%, due 11/10/05	2,500	0
	$170,500	$160,000

The advances are collateralized by Federal Home Loan Bank stock of $21.8 million and certain first mortgage loans totaling $233.0 million as of June 30, 2005. Advances totaling $163.1 million at June 30, 2005 had fixed interest rates ranging from 1.00% to 7.05% with a weighted average rate of 3.08%; advances totaling $9.5 million had variable interest rates ranging from 3.55% to 3.65% with a weighted average rate of 3.60%. The variable rate advances #149 through #153 were obtained in connection with the acquisition of Heritage Community Bank of Danville on June 10, 2005.

Long-term debt consists of the following:

(in thousands)	June 30 2005	December 31 2004
Junior subordinated debentures, 9.00%, due 3/31/27	$34,500	$34,500
Junior subordinated debentures, 8.25%, due 3/31/32	25,000	25,000
Total long-term debt	$59,500	$59,500

Note 5 - Acquisitions

On June 10, 2005, Community Trust Bank, Inc., the bank subsidiary of Community Trust Bancorp, Inc., completed the acquisition of Heritage Community Bank of Danville, Kentucky. All former Heritage Community Bank offices now operate as branch offices of Community Trust Bank, Inc. The Corporation obtained loans totaling approximately $75 million, cash and cash equivalents of approximately $8 million, and deposits totaling approximately $69 million from this acquisition. The total cost of the acquisition, including direct acquisition costs, was $12.4 million. Goodwill and core deposit intangible of approximately $4 million was recorded based on a preliminary allocation of fair value. The preliminary allocations of purchase price are based upon preliminary valuation information which management believes will be completed in the third quarter 2005. Pro forma information has not been presented since the impact of the acquisition is not significant.

Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Overview

Community Trust Bancorp, Inc. (the “Corporation”) is a bank holding company headquartered in Pikeville, Kentucky. At June 30, 2005, the Corporation owned one commercial bank and one trust company. Through its subsidiaries, the Corporation has seventy-nine banking locations in eastern, northeast, central, and south central Kentucky and southern West Virginia, two loan production offices in Kentucky, and five trust offices across Kentucky. The banking locations are segmented into nineteen markets within four regions. The Corporation had total assets of $2.8 billion and total shareholders’ equity of $245.0 million as of June 30, 2005. The Corporation’s common stock is listed on NASDAQ under the symbol CTBI. Current market participants are FTN Midwest Research Securities Corp., Cleveland, Ohio; Goldman, Sachs & Co., New York, New York; Howe Barnes Investments, Inc., Chicago, Illinois; J.J.B. Hilliard, W.L. Lyons, Inc., Louisville, Kentucky; Keefe, Bruyette & Woods, Inc., New York, New York; Merrill Lynch, Pierce, Fenner & Smith Incorporated, New York, New York; Monroe Securities, Inc., Chicago, Illinois; Morgan Stanley & Co., Incorporated, New York, New York; and Sandler O'Neill & Partners, New York, New York.

On June 10, 2005, Community Trust Bank, Inc., the bank subsidiary of Community Trust Bancorp, Inc., completed the acquisition of Heritage Community Bank of Danville, Kentucky. All former Heritage Community Bank offices now operate as branch offices of Community Trust Bank, Inc.

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

Dividends

The following schedule shows the quarterly cash dividends paid for the past six quarters:

Pay Date	Record Date	Amount Per Share
July 1, 2005	June 15, 2005	$0.24
April 1, 2005	March 15, 2005	$0.24
January 1, 2005	December 15, 2004	$0.24
October 1, 2004	September 15, 2004	$0.21
July 1, 2004	June 15, 2004	$0.21
April 1, 2004	March 15, 2004	$0.21

Statement of Income Review

The Corporation reported record earnings for the second quarter 2005 of $8.5 million or $0.57 per share compared to $7.8 million or $0.52 per share earned during the second quarter of 2004 and $8.0 million or $0.54 per share earned during the first quarter of 2005. Year-to-date earnings for the six months ended June 30, 2005 were $16.4 million or $1.11 per share compared to $15.0 million or $1.02 per share for the six months ended June 30, 2004. The Corporation's basic earnings per share for the second quarter 2005 reflects an increase of 9.6% over prior year. Year-to-date basic earnings per share increased 8.8% over prior year.

The Corporation had basic weighted average shares outstanding of 14.9 million and 14.8 million, respectively, for the three months ended June 30, 2005 and 2004 and for the six months ended June 30, 2005 and 2004. The following table sets forth on an annualized basis the return on average assets and return on average shareholders’ equity for the three and six months ended June 30, 2005 and 2004:

	Three months ended		Six months ended
	June 30		June 30
	2005	2004	2005	2004
Return on average shareholders' equity	13.96%	13.81%	13.73%	13.39%
Return on average assets	1.21%	1.26%	1.20%	1.22%

Net Interest Income

Our net interest margin of 3.95% for the quarter ended June 30, 2005 was a 14 basis point decrease from the 4.09% for the quarter ended June 30, 2004 and a 2 basis point decrease from the quarter ended March 31, 2005. The decrease in the net interest margin was primarily attributable to our increased cost of funds from competitive deposit pricing and continuous flattening of the yield curve..

The following table summarizes the annualized net interest spread and net interest margin for the three and six months ended June 30, 2005 and 2004.

	Three months ended		Six months ended
	June 30		June 30
	2005	2004	2005	2004
Yield on interest earning assets	6.04%	5.58%	5.97%	5.60%
Cost of interest bearing funds	2.55%	1.82%	2.46%	1.84%

Net interest spread	3.49%	3.76%	3.51%	3.76%

Net interest margin	3.95%	4.09%	3.96%	4.09%

Provision for Loan Losses

The analysis of the changes in the allowance for loan losses and selected ratios is set forth below:

	Six months ended
	June 30
(in thousands)	2005	2004

Allowance balance at January 1	$27,017	$24,653
Additions to allowance charged against operations	3,067	3,918
Recoveries credited to allowance	1,878	1,815
Losses charged against allowance	(4,558)	(4,604)
Allowance of acquired banks	1,759	0
Allowance balance at June 30	$29,163	$25,782

Allowance for loan losses to period-end loans	1.41%	1.42%
Average loans, net of unearned income	$1,951,768	$1,768,384
Provision for loan losses to average loans, annualized	0.32%	0.45%
Loan charge-offs net of recoveries, to average loans, annualized	0.28%	0.32%

Our reserve for losses on loans as a percentage of total loans outstanding at June 30, 2005 decreased to 1.41% from the 1.42% at June 30, 2004 and March 31, 2005. Net loan charge-offs for the six months ended June 30, 2005 of $2.7 million, or 0.28% of average loans, decreased from the $2.8 million, or 0.32% of average loans, for the six months ended June 30, 2004. As a result of our improved asset quality, our provision for loan losses as a percentage of average loans for the six months ended June 30, 2005 decreased to 0.32% from the 0.45% at June 30, 2004.

Noninterest Income

Noninterest income of $8.5 million for the quarter ended June 30, 2005 was a 6.4% decrease from the quarter ended June 30, 2004 and a 10.8% increase from the $7.7 million earned for the quarter ended March 31, 2005. Year-to-date noninterest income decreased 5.2% from June 30, 2004. The following table displays the quarterly activity in the various significant noninterest income accounts.

Noninterest Income Summary
(in thousands)	2Q 2005	2Q 2004	YTD 2005	YTD 2004
Deposit related fees	$4,460	$4,462	$8,507	$8,699
Loan related fees	1,292	1,349	2,510	2,493
Mortgage servicing rights	(94)	763	132	163
Trust revenue	740	614	1,480	1,175
Gains on sales of loans	347	410	652	869
Other revenue	1,793	1,522	2,962	3,736
Total noninterest income	$8,538	$9,120	$16,243	$17,135

Noninterest income for the quarter ended June 30, 2005 was negatively impacted by a $0.1 million temporary impairment charge to our valuation reserve for capitalized mortgage servicing rights. Noninterest income for the second quarter 2004 and the first quarter 2005 was positively impacted by $0.8 million and $0.2 million pre-tax, respectively, temporary impairment recoveries of our capitalized mortgage rights. Trust revenue increased $0.1 million for the quarter ended June 30, 2005 compared to the quarter ended June 30, 2004 and $0.3 million year-over-year.

Noninterest Expense

Noninterest expense of $19.7 million was a 4.9% increase from the $18.8 million for the second quarter 2004 and a 2.5% increase from the first quarter 2005. The increase in noninterest expense is reflective of the additional operating expenses, primarily personnel, associated with the six new branches and loan production offices opened during the first quarter 2005 and the last six months of 2004. The impact to noninterest expense relative to the Danville acquisition was immaterial.

Balance Sheet Review

The Corporation’s total assets at $2.8 billion at June 30, 2005 grew at a rate of 16.4% from June 30, 2004 and at an annualized rate of 10.0% from December 31, 2004. The Danville acquisition contributed $88.4 million to this increase. The Company's loan portfolio grew 14.0% from June 30, 2004 and at an annualized rate of 17.7% from December 31, 2004. Loans totaling approximately $75 million were obtained during the Danville acquisition.

Total deposits and repurchase agreements of $2.3 billion at June 30, 2005 represent an increase of $210.8 million or 9.9% from June 30, 2004. Deposit growth excluding the Danville acquisition was $141.4 million. Total deposits and repurchase agreements grew at an annualized rate of 10.2% from December 31, 2004.

Shareholders’ equity of $245.0 million on June 30, 2005 was an 8.6% increase from the $225.6 million on June 30, 2004 and an annualized increase of 7.6% from the $236.2 million on December 31, 2004. The Company's annualized dividend yield to shareholders as of June 30, 2005 was 2.93%.

Loans

Total loans of $2.1 billion represent an increase of $254.8 million from June 30, 2004. Internal loan growth totaled approximately $180 million as growth occurred in all three major loan categories: commercial, residential real estate, and consumer loans. Loan growth from December 31, 2004 totaled $166.6 million.

Nonperforming loans increased to $21.4 million, or 1.0% of total loans, from the $19.9 million, or 1.1% of total loans, at June 30, 2004 and the $20.1 million, or 1.1% of total loans, at December 31, 2004. The increase in nonperforming loans is attributable to an increase in nonaccrual loans resulting primarily from a $1.9 million loan which is a workout and $1 million in various loans from the Danville acquisition. Specific reserves have been established for any potential losses. The Company does not believe that these customers are indicators of an overall weakness in a particular industry or economic sector.

Foreclosed properties on June 30, 2005 were $5.9 million, a decrease from the $6.2 million at June 30, 2004 but an increase from the $4.8 million reported at December 31, 2004. The increase in foreclosed properties during the second quarter is primarily attributable to a property obtained in the Danville acquisition which has been sold at book value subsequent to quarter-end.

The following tables summarize the Corporation’s nonperforming loans as of June 30, 2005 and December 31, 2004.

(in thousands)	Nonaccrual loans	As a % of Loan Balances by Category	Restructured Loans	As a % of Loan Balances by Category	Accruing Loans Past Due 90 Days or More	As a % of Loan Balances by Category	Total Loan Balances
June 30, 2005
Commercial construction	$110	0.10%	$0	0.00%	$97	0.09%	$105,309
Commercial secured by real estate	6,361	0.97	876	0.13	1,930	0.29	657,603
Commercial other	5,627	1.85	0	0.00	447	0.15	304,892
Consumer real estate construction	0	0.00	0	0.00	236	0.67	35,071
Consumer real estate secured	4,160	0.77	0	0.00	1,224	0.23	543,491
Consumer other	54	0.01	0	0.00	303	0.07	407,079
Equipment lease financing	0	0.00	0	0.00	0	0.00	15,722
Total	$16,312	0.79%	$876	0.04%	$4,237	0.20%	$2,069,167

(in thousands)	Nonaccrual loans	As a % of Loan Balances by Category	Restructured Loans	As a % of Loan Balances by Category	Accruing Loans Past Due 90 Days or More	As a % of Loan Balances by Category	Total Loan Balances
December 31, 2004
Commercial construction	$271	0.36%	$0	0.00%	$650	0.87%	$75,078
Commercial secured by real estate	5,093	0.83	858	0.14	2,603	0.42	613,059
Commercial other	3,473	1.25	116	0.04	569	0.21	276,921
Consumer real estate construction	114	0.37	0	0.00	0.00	0.00	30,456
Consumer real estate secured	4,828	0.97	0	0.00	1,131	0.23	499,410
Consumer other	29	0.01	0	0.00	366	0.09	395,588
Equipment lease financing	0	0.00	0	0.00	0	0.00	12,007
Total	$13,808	0.73%	$974	0.05%	$5,319	0.28%	$1,902,519

Loans on non-accrual increased $2.5 million from December 31, 2004 to June 30, 2005. Accruing loans past due 90 days or more decreased $1.1 million from December 31, 2004 to June 30, 2005, and restructured loans decreased $0.1 million during this period.

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

Securities

The Corporation uses its securities held-to-maturity for production of income and to manage cash flow needs through expected maturities. The Corporation uses its securities available-for-sale for income and balance sheet liquidity management. Securities available-for-sale reported at fair value decreased from $482.3 million as of December 31, 2004 to $473.7 million at June 30, 2005; the excess of market over cost decreased from a positive $1.6 million to a negative $0.5 million. Securities held-to-maturity decreased from $62.7 million to $55.8 million during the same period. Total securities as a percentage of total assets were 20.1% as of December 31, 2004 and 18.6% as of June 30, 2005.

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

The Corporation owns securities with an estimated fair value of $473.7 million that are designated as available-for-sale and available to meet liquidity needs on a continuing basis. The Corporation also has available Federal Home Loan Bank advances for both liquidity and management of its asset/liability position. FHLB advances increased to $172.6 million at June 30, 2005 from $162.4 million at December 31, 2004; $10.5 million of this increase was as a result of the acquisition of Heritage Community Bank of Danville. FHLB borrowing capacity at June 30, 2005 was $205.1 million. Long-term debt remained at $59.5 million from December 31, 2004 to June 30, 2005. At June 30, 2005, the Corporation had $18.3 million in federal funds sold compared to $50.9 million at December 31, 2004. Additionally, management projects cash flows from the Corporation's investment portfolio to generate additional liquidity over the next 90 days.

The Corporation generally relies upon net inflows of cash from financing activities, supplemented by net inflows of cash from operating activities, to provide cash for its investing activities. As is typical of many financial institutions, significant financing activities include deposit gathering, use of short-term borrowing facilities such as federal funds purchased and securities sold under repurchase agreements, and issuance of long-term debt. The Corporation currently has a $12 million revolving line of credit, all of which is currently available to meet any future cash needs. The Corporation’s primary investing activities include purchases of securities and loan originations; however, as discussed in note 5 to the condensed consolidated financial statements, the Corporation completed the acquisition of Heritage Community Bank of Danville, Kentucky (“Heritage”) on June 10, 2005. Cash used for the purchase of Heritage totaled approximately $12.1 million and was funded from normal operating cash flow.

The investment portfolio continues to consist of high-quality short-term issues. The majority of the investment portfolio is in U.S. Government and agency issuances. The average life of the portfolio is 2.94 years. Available-for-sale ("AFS") securities comprise 89.5% of the total investment portfolio. At the end of the second quarter, the AFS portfolio was $473.7 million or 193% of equity capital. Sixty-five percent of the pledge eligible portfolio is pledged.

The Corporation's stock repurchase program began in December 1998 with the authorization to acquire up to 500,000 shares and was increased by an additional 1,000,000 shares in July 2000. The Corporation issued a press release on May 13, 2004 announcing its intention to repurchase up to 1,000,000 additional shares. The Corporation’s stock repurchase program continues to be accretive to shareholder value. During the first six months of 2005, the Corporation acquired no shares of the Corporation's stock. As of June 30, 2005, a total of 1,921,481 shares have been repurchased through this program.

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

The Corporation’s principal source of funds used to pay dividends to shareholders and service long-term debt is the dividends it receives from the subsidiary bank. Various federal statutory provisions, in addition to regulatory policies and directives, limit the amount of dividends that subsidiary banks can pay without prior regulatory approval. These restrictions have had no major impact on the Corporation’s dividend policy or its ability to service long-term debt, nor is it anticipated that they would have any major impact in the foreseeable future. During the remainder of 2005, approximately $39.8 million plus any remaining 2005 net profits can be paid by the Corporation’s banking subsidiary without prior regulatory approval.

The primary source of capital for the Corporation is retained earnings. The Corporation paid cash dividends of $0.48 per share during the first six months of 2005. Basic earnings per share for the same period was $1.11. The Corporation retained 56.8% of earnings for the first six months of 2005.

Under guidelines issued by banking regulators, the Corporation and its subsidiary bank are required to maintain a minimum Tier 1 risk-based capital ratio of 4% and a minimum total risk-based ratio of 8%. In order to be considered “well-capitalized” the Corporation must maintain ratios of 6% and 10%, respectively. Risk-based capital ratios weight the relative risk factors of all assets and consider the risk associated with off-balance sheet items. The Corporation must also maintain a minimum Tier 1 leverage ratio of 4%. The well-capitalized ratio for Tier 1 leverage is 5%. The Corporation’s Tier 1 leverage, Tier 1 risk-based, and total risk-based ratios were 8.68%, 11.13%, and 12.38%, respectively, as of June 30, 2005, all exceeding the threshold for meeting the definition of well-capitalized.

As of June 30, 2005, management is not aware of any current recommendations by banking regulatory authorities which, if they were to be implemented, would have, or would be reasonably likely to have, a material adverse impact on the Corporation’s liquidity, capital resources, or operations.

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

FORWARD-LOOKING STATEMENTS

Certain of the statements contained herein that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. The Corporation’s actual results may differ materially from those included in the forward-looking statements. Forward-looking statements are typically identified by words or phrases such as “believe,”“expect,”“anticipate,”“intend,”“estimate,”“may increase,”“may fluctuate,” and similar expressions or future or conditional verbs such as “will,”“should,”“would,” and “could.” These forward-looking statements involve risks and uncertainties including, but not limited to, economic conditions, portfolio growth, the credit performance of the portfolios, including bankruptcies, and seasonal factors; changes in general economic conditions including the performance of financial markets, the performance of coal and coal related industries, prevailing inflation and interest rates, realized gains from sales of investments, gains from asset sales, and losses on commercial lending activities; results of various investment activities; the effects of competitors’ pricing policies, of changes in laws and regulations on competition and of demographic changes on target market populations’ savings and financial planning needs; industry changes in information technology systems on which we are highly dependent; failure of acquisitions to produce revenue enhancements or cost savings at levels or within the time frames originally anticipated or unforeseen integration difficulties; the adoption by the Corporation of an FFIEC policy that provides guidance on the reporting of delinquent consumer loans and the timing of associated credit charge-offs for financial institution subsidiaries; and the resolution of legal proceedings and related matters. In addition, the banking industry in general is subject to various monetary and fiscal policies and regulations, which include those determined by the Federal Reserve Board, the Federal Deposit Insurance Corporation, and state regulators, whose policies and regulations could affect the Corporation’s results. These statements are representative only on the date hereof, and the Corporation undertakes no obligation to update any forward-looking statements made.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest rate risk management focuses on maintaining consistent growth in net interest income within Board-approved policy limits. The Corporation uses an earnings simulation model to analyze net interest income sensitivity to movements in interest rates. Given a 200 basis point increase to the yield curve used in the simulation model, it is estimated net interest income for the Corporation would increase by 3.73 percent over one year and by 2.51 percent over two years. A 100 basis point decrease in the yield curve would decrease net interest income by an estimated 2.00 percent over one year and by 1.09 percent over two years. For further discussion of the Corporation's market risk, see the Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Market Risk included in the Annual Report on Form 10-K for the year ended December 31, 2004.

Item 4. Controls and Procedures

The Corporation's management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. As of June 30, 2005, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and the Controller, of the effectiveness of the design and operation of the Corporation's disclosure controls and procedures. Based on that evaluation, management concluded that disclosure controls and procedures as of June 30, 2005 were effective in ensuring material information required to be disclosed in this quarterly report on Form 10-Q was recorded, processed, summarized, and reported on a timely basis. Additionally, there were no changes in the Corporation's internal control over financial reporting that occurred during the quarter ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, the Corporation's internal control over financial reporting.

Management's responsibilities related to establishing and maintaining effective disclosure controls and procedures include maintaining effective internal controls over financial reporting that are designed to produce reliable financial statements in accordance with accounting principles generally accepted in the United States. There have been no significant changes in the Corporation's internal controls or in other factors that could significantly affect internal controls subsequent to June 30, 2005.

PART II - OTHER INFORMATION
Item 1.	Legal Proceedings	None

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	None

Item 3.	Defaults Upon Senior Securities	None

Item 4.	Submission of Matters to a Vote of Security Holders

The Corporation’s Annual Meeting of Shareholders was held on April 26, 2005. The following items were approved:

1) Election of the following members to the Corporation’s Board of Directors for the ensuing year.

Nominee	In Favor	Withheld	Abstained
Charles J. Baird	11,936,664	156,181	3,505
Nick A. Cooley	11,004,410	1,088,435	3,505
William A. Graham, Jr.	11,831,353	261,492	3,505
Jean R. Hale	12,036,012	56,833	3,505
James McGhee II	12,035,181	57,664	3,505
M. Lynn Parrish	11,831,351	258,747	3,505
Paul E. Patton	11,936,174	145,762	3,505
Dr. James R. Ramsey	10,734,653	1,338,959	3,505

2) Ratification of Deloitte & Touche LLP as the Corporation’s independent registered public accounting firm for 2005.

The votes of the shareholders on this item were as follows:

In Favor	Against	Abstained
12,071,956	9,911	37,826

Item 5.	Other Information:

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

COMMUNITY TRUST BANCORP, INC.

By:

Date: August 9, 2005	/s/ Jean R. Hale
Jean R. Hale
Chairman, President, and
Chief Executive Officer

/s/ Kevin J. Stumbo
Kevin J. Stumbo
Executive Vice President/Treasurer