Form 10-Q
period 2005-09-30
COMMUNITY TRUST BANCORP INC /KY/
filed 2005-11-09
CIK 350852

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005

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

Yes ✓	No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
Yes ✓	No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes	No ✓

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common stock - 14,933,326 shares outstanding at October 31, 2005

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

Community Trust Bancorp, Inc.
Condensed Consolidated Balance Sheets
(unaudited)

(dollars in thousands)	September 30 2005	December 31 2004
Assets:
Cash and due from banks	$83,711	$78,725
Federal funds sold	26,955	50,855
Securities available-for-sale at fair value
(amortized cost of $421,115 and $480,671, respectively)	419,205	482,280
Securities held-to-maturity at amortized cost
(fair value of $49,717 and $61,947, respectively)	50,957	62,671
Loans held for sale	745	0

Loans	2,104,067	1,902,519
Allowance for loan losses	(29,699)	(27,017)
Net loans	2,074,368	1,875,502

Premises and equipment, net	57,585	53,111
Goodwill	65,054	60,122
Core deposit intangible (net of accumulated amortization of $4,160 and
$3,711, respectively)	3,344	3,249
Other assets	51,076	42,579
Total assets	$2,833,000	$2,709,094

Liabilities and shareholders’ equity:
Deposits
Noninterest bearing	$437,872	$403,792
Interest bearing	1,810,851	1,736,626
Total deposits	2,248,723	2,140,418

Repurchase agreements	116,628	88,404
Federal funds purchased and other short-term borrowings	4,452	4,240
Advances from Federal Home Loan Bank	129,477	162,391
Long-term debt	59,500	59,500
Other liabilities	23,933	17,972
Total liabilities	2,582,713	2,472,925

Shareholders’ equity:
Preferred stock, 300,000 shares authorized and unissued
Common stock, $5 par value, shares authorized 25,000,000;
shares outstanding 2005 - 14,922,334; 2004 - 14,845,217	74,612	74,226
Capital surplus	146,240	145,023
Retained earnings	30,677	15,874
Accumulated other comprehensive income (loss), net of tax	(1,242)	1,046
Total shareholders’ equity	250,287	236,169

Total liabilities and shareholders’ equity	$2,833,000	$2,709,094

See notes to condensed consolidated financial statements.

Community Trust Bancorp, Inc.
Condensed Consolidated Statements of Income
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
(in thousands except per share data)	2005	2004	2005	2004

Interest income:
Interest and fees on loans, including loans held for sale	$36,100	$27,969	$99,215	$81,712
Interest and dividends on securities
Taxable	4,562	3,992	14,523	11,161
Tax exempt	520	546	1,580	1,669
Other, including interest on federal funds sold	390	116	1,350	400
Total interest income	41,572	32,623	116,668	94,942

Interest expense:
Interest on deposits	11,226	6,949	30,223	20,490
Interest on repurchase agreements and other short-term
borrowings	1,019	368	2,503	1,107
Interest on advances from Federal Home Loan Bank	1,266	507	3,786	584
Interest on long-term debt	1,314	1,314	3,941	3,941
Total interest expense	14,825	9,138	40,453	26,122

Net interest income	26,747	23,485	76,215	68,820
Provision for loan losses	(2,470)	(2,045)	(5,537)	(5,963)
Net interest income after provision for loan losses	24,277	21,440	70,678	62,857

Noninterest income:
Service charges on deposit accounts	4,723	4,525	13,230	13,224
Gains on sales of loans, net	440	368	1,092	1,237
Trust income	751	638	2,231	1,813
Securities gains, net	0	588	3	589
Other	2,754	2,456	8,355	8,847
Total noninterest income	8,668	8,575	24,911	25,710

Noninterest expense:
Salaries and employee benefits	10,816	9,959	31,690	29,665
Occupancy, net	1,674	1,420	4,772	4,296
Equipment	1,134	957	3,265	2,859
Data processing	1,116	1,062	3,391	3,122
Legal and professional fees	627	700	2,152	2,387
Stationery, printing, and office supplies	373	369	1,082	1,083
Taxes other than payroll, property, and income	813	794	2,409	2,408
FDIC insurance	72	73	217	229
Other	3,165	3,583	9,703	9,834
Total noninterest expense	19,790	18,917	58,681	55,883

Income before income taxes	13,155	11,098	36,908	32,684
Income taxes	4,072	3,084	11,386	9,634
Net income	9,083	8,014	25,522	23,050

Other comprehensive income, net of tax:
Unrealized holding gains (losses) on securities AFS	(897)	2,048	(2,288)	(2,012)
Comprehensive income	$8,186	$10,062	$23,234	$21,038

Basic earnings per share	$0.61	$0.54	$1.71	$1.56
Diluted earnings per share	$0.60	$0.53	$1.68	$1.53

Weighted average shares outstanding-basic	14,917	14,805	14,885	14,804
Weighted average shares outstanding-diluted	15,215	15,081	15,166	15,075

See notes to condensed consolidated financial statements.

Community Trust Bancorp, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Nine months ended
	September 30
(in thousands)	2005	2004

Cash flows from operating activities:
Net income	$25,522	$23,050
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,799	3,275
Provision for loan and other real estate losses	5,583	6,204
Securities gains, net	(3)	(589)
Gains on sale of mortgage loans held for sale	(1,092)	(1,237)
Gains (losses) on sale of assets, net	(13)	(179)
Proceeds from sale of mortgage loans held for sale	47,805	52,016
Funding of loans held for sale	(47,458)	(51,213)
Amortization of securities premiums, net	1,293	867
Changes in:
Other liabilities	6,404	3,980
Other assets	(6,510)	5,870
Net cash provided by operating activities	35,330	42,044

Cash flows from investing activities:
Securities available-for-sale:
Proceeds from sales	31,850	139,202
Proceeds from prepayments and maturities	83,163	75,956
Purchase of securities	(54,378)	(305,266)
Securities held-to-maturity:
Proceeds from prepayments and maturities	11,503	22,407
Change in loans, net	(134,796)	(133,991)
Purchase of premises, equipment, and other real estate	(3,757)	(4,635)
Proceeds from sale of premises and equipment	21	19
Proceeds from sale of other real estate	2,368	2,676
Additions in OREO	(305)	0
Net assets acquired	(4,308)	0
Net cash used in investing activities	(68,639)	(203,632)

Cash flows from financing activities:
Change in deposits, net	38,489	(6,418)
Change in repurchase agreements and other short-term borrowings, net	28,436	(26,461)
Advances from Federal Home Loan Bank	0	200,000
Payments on advances from Federal Home Loan Bank	(43,414)	(667)
Issuance of common stock	1,604	1,141
Other equity adjustments	0	47
Purchase of common stock	0	(1,400)
Dividends paid	(10,720)	(9,288)
Net cash provided by financing activities	14,395	156,954
Net decrease in cash and cash equivalents	(18,914)	(4,634)
Cash and cash equivalents at beginning of year	129,580	88,961
Cash and cash equivalents at end of period	$110,666	$84,327

See notes to condensed consolidated financial statements.

Community Trust Bancorp, Inc.
Notes to Condensed Consolidated Financial Statements

Note 1 - Summary of Significant Accounting Policies

In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments (which consist of normal recurring accruals) necessary, to present fairly the condensed consolidated financial position as of September 30, 2005, the results of operations for the three and nine months ended September 30, 2005 and 2004, and the cash flows for the nine months ended September 30, 2005 and 2004. In accordance with accounting principles generally accepted in the United States of America for interim financial information, these statements do not include certain information and footnote disclosures required by accounting principles generally accepted in the United States of America for complete annual financial statements. Financial information as of December 31, 2004 has been derived from the audited consolidated financial statements of Community Trust Bancorp, Inc. (the “Corporation”). The results of operations for the three and nine months ended September 30, 2005 and 2004 and the cash flows for the nine months ended September 30, 2005 and 2004 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2004, included in the Corporation's Annual Report on Form 10-K.

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

Had compensation cost for the Corporation’s stock options granted during the three and nine months ended September 30, 2005 and 2004 been determined under the fair value approach described in SFAS No. 123, Accounting for Stock-Based Compensation, the Corporation’s net income and earnings per share would have been reduced to the pro forma amounts indicated below:

		Three Months Ended September 30		Nine Months Ended September 30
(in thousands except per share amounts)		2005	2004	2005	2004
Net income as reported		$9,083	$8,014	$25,522	$23,050
Stock-based compensation expense		(147)	(100)	(444)	(290)
Tax effect		51	35	155	101
Net income pro forma		$8,987	$7,949	$25,233	$22,861

Basic earnings per share	As reported	$0.61	$0.54	$1.71	$1.56
Pro forma		0.60	0.54	1.70	1.54
Diluted earnings per share	As reported	$0.60	$0.53	$1.68	$1.53
Pro forma		0.59	0.53	1.66	1.52

In December 2004, SFAS No. 123R, Share-Based Payment, was issued. SFAS No. 123R is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25. Among other items, SFAS No. 123R eliminates the use of APB Opinion No. 25 and the intrinsic value method of accounting and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements. The effective date of SFAS No. 123R for the Corporation is January 1, 2006.

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

The amortized cost and fair value of securities at September 30, 2005 are summarized as follows:

Available-for-Sale

(in thousands)	Amortized Cost	Fair Value
U.S. Treasury and Government agencies	$2,000	$2,000
State and political subdivisions	45,566	47,137
U.S. agency mortgage-backed pass through certificates	316,656	313,376
Collateralized mortgage obligations	1,031	1,048
Total debt securities	365,253	363,561
Marketable equity securities	55,862	55,644
Total available-for-sale securities	$421,115	$419,205

Held-to-Maturity

(in thousands)	Amortized Cost	Fair Value
State and political subdivisions	$3,134	$3,070
U.S. agency mortgage-backed pass through certificates	47,823	46,647
Total held-to-maturity securities	$50,957	$49,717

The amortized cost and fair value of securities as of December 31, 2004 are summarized as follows:

Available-for-Sale

(in thousands)	Amortized Cost	Fair Value
U.S. Treasury and Government agencies	$1,006	$1,004
State and political subdivisions	47,048	49,435
U.S. agency mortgage-backed pass through certificates	379,503	378,834
Collateralized mortgage obligations	2,336	2,394
Other debt securities	10,000	9,835
Total debt securities	439,893	441,502
Marketable equity securities	40,778	40,778
Total available-for-sale securities	$480,671	$482,280

Held-to-Maturity

(in thousands)	Amortized Cost	Fair Value
U.S. Treasury and Government agencies	$500	$500
State and political subdivisions	3,285	3,335
U.S. agency mortgage-backed pass through certificates	58,886	58,112
Total held-to-maturity securities	$62,671	$61,947

Note 3 - Loans

Major classifications of loans are summarized as follows:

(in thousands)	September 30 2005	December 31 2004
Commercial construction	$109,413	$75,078
Commercial secured by real estate	675,691	613,059
Commercial other	294,616	276,921
Real estate construction	42,244	30,456
Real estate mortgage	543,994	499,410
Consumer	421,373	395,588
Equipment lease financing	16,736	12,007
Total loans	$2,104,067	$1,902,519

Note 4 - Borrowings
Short-term debt consists of the following:
(in thousands)	September 30 2005	December 31 2004
Subsidiaries:
Repurchase agreements	$116,628	$88,404
Federal funds purchased	4,452	4,240
Total short-term debt	$121,080	$92,644
On April 29, 2005, the Corporation entered into a revolving note agreement for a line of credit in the amount of $12 million, all of which is currently available to meet any future cash needs. The agreement will mature on April 28, 2006.

All federal funds purchased and the majority of repurchase agreements mature and reprice daily. The average rates paid for federal funds purchased and repurchase agreements on September 30, 2005 were 3.90% and 3.68%, respectively.

Federal Home Loan Bank advances consisted of the following monthly amortizing and term borrowings:

(in thousands)	September 30 2005	December 31 2004
Monthly amortizing	$1,977	$2,391
Term	127,500	160,000
	$129,477	$162,391

The advances from the Federal Home Loan Bank that require monthly principal payments were due for repayment as follows:

	Principal Payments Due by Period at September 30, 2005
(in thousands)	Total	Within 1 Year	1-5 Years	5-10 Years	After 10 Years
Outstanding advances, weighted average interest rate - 5.14%	$1,977	$632	$1,289	$38	$18

The term advances that require the total payment to be made at maturity follow:

(in thousands)	September 30 2005	December 31 2004
Advance #143, 2.37%, due 8/30/05	$0	$40,000
Advance #144, 2.88%, due 8/30/06	40,000	40,000
Advance #145, 3.31%, due 8/30/07	40,000	40,000
Advance #146, 3.70%, due 8/30/08	40,000	40,000
Advance #148, 1.76%, due 6/6/13	1,000	0
Advance #149, 4.40%, due 7/28/06	2,000	0
Advance #151, 4.40%, due 8/11/06	2,000	0
Advance #153, 4.30%, due 11/10/05	2,500	0
	$127,500	$160,000

The advances are collateralized by Federal Home Loan Bank stock of $22.1 million and certain first mortgage loans totaling $174.8 million as of September 30, 2005. Advances totaling $123.0 million at September 30, 2005 had fixed interest rates ranging from 1.00% to 7.05% with a weighted average rate of 3.31%; advances totaling $6.5 million had variable interest rates ranging from 4.30% to 4.40% with a weighted average rate of 4.36%. The variable rate advances #149 through #153 were obtained in connection with the acquisition of Heritage Community Bank of Danville on June 10, 2005.

Long-term debt consists of the following:

(in thousands)	September 30 2005	December 31 2004
Junior subordinated debentures, 9.00%, due 3/31/27	$34,500	$34,500
Junior subordinated debentures, 8.25%, due 3/31/32	25,000	25,000
Total long-term debt	$59,500	$59,500

Note 5 - Acquisition

On June 10, 2005, Community Trust Bank, Inc., the bank subsidiary of Community Trust Bancorp, Inc., completed the acquisition of Heritage Community Bank of Danville, Kentucky. All former Heritage Community Bank offices now operate as branch offices of Community Trust Bank, Inc. The Corporation obtained loans totaling $73.7 million, cash and cash equivalents of approximately $8.1 million, and deposits totaling $69.8 million from this acquisition. The total cost of the acquisition, including direct acquisition costs, was $12.4 million. Goodwill and core deposit intangible of approximately $5.5 million was recorded based on an allocation of fair value. The allocations of purchase price are based upon valuation information which was provided in the second and third quarters of 2005. Pro forma information has not been presented since the impact of the acquisition is not significant.

Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Overview

Community Trust Bancorp, Inc. (the “Corporation”) is a bank holding company headquartered in Pikeville, Kentucky. At September 30, 2005, the Corporation owned one commercial bank and one trust company. Through its subsidiaries, the Corporation has eighty banking locations in eastern, northeast, central, and south central Kentucky and southern West Virginia, two loan production offices in Kentucky, and five trust offices across Kentucky. The banking locations are segmented into nineteen markets within four regions. The Corporation had total assets of $2.8 billion and total shareholders’ equity of $250.3 million as of September 30, 2005. The Corporation’s common stock is listed on NASDAQ under the symbol CTBI. Current market participants are FTN Midwest Research Securities Corp., Cleveland, Ohio; Goldman, Sachs & Co., New York, New York; Howe Barnes Investments, Inc., Chicago, Illinois; J.J.B. Hilliard, W.L. Lyons, Inc., Louisville, Kentucky; Keefe, Bruyette & Woods, Inc., New York, New York; Merrill Lynch, Pierce, Fenner & Smith Incorporated, New York, New York; Monroe Securities, Inc., Chicago, Illinois; Morgan Stanley & Co., Incorporated, New York, New York; and Sandler O'Neill & Partners, New York, New York.

On June 10, 2005, Community Trust Bank, Inc., the bank subsidiary of Community Trust Bancorp, Inc., completed the acquisition of Heritage Community Bank of Danville, Kentucky. All former Heritage Community Bank ("Heritage") offices now operate as branch offices of Community Trust Bank, Inc.  The Corporation obtained loans totaling $73.7 million, cash and cash equivalents of approximately $8.1 million, and deposits totaling $69.8 million from this acquisition. The total cost of the acquisition, including direct acquisition costs, was $12.4 million. Goodwill and core deposit intangible of approximately $5.5 million was recorded based on an allocation of fair value. The allocations of purchase price are based upon valuation information which was provided in the second and third quarters of 2005. Pro forma information has not been presented since the impact of the acquisition is not significant.

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

Loans - Loans are reported at the carrying value of unpaid principal plus net deferred loan fees or costs and reduced by unearned interest and an allowance for loan losses. Income is recorded on the level yield basis. Interest accrual is discontinued when management believes, after considering economic and business conditions, collateral value, and collection efforts, that the borrower’s financial condition is such that collection of interest is doubtful. Any loan greater than 90 days past due must be well secured and in the process of collection to continue accruing interest. Cash payments received on nonaccrual loans generally are applied against principal, and interest income is only recorded once principal recovery is reasonably assured. Loans are not reclassified as accruing until principal and interest payments are brought current and future payments appear reasonably certain.

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

Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value in the aggregate. Net unrealized losses, if any, are recognized in a valuation allowance by charges to income.

Goodwill - The Corporation evaluates total goodwill for impairment, based upon SFAS No. 142, Goodwill and Other Intangible Assets and SFAS No. 147, Acquisitions of Certain Financial Institutions, using fair value techniques including multiples of price/equity. Goodwill is evaluated for impairment on an annual basis.

Dividends

The following schedule shows the quarterly cash dividends paid for the past six quarters:

Pay Date	Record Date	Amount Per Share
October 1, 2005	September 15, 2005	$0.24
July 1, 2005	June 15, 2005	$0.24
April 1, 2005	March 15, 2005	$0.24
January 1, 2005	December 15, 2004	$0.24
October 1, 2004	September 15, 2004	$0.21
July 1, 2004	June 15, 2004	$0.21

On October 26, 2005, the Corporation announced an increase in the cash dividend to $0.26 per share to be paid on January 1, 2006, to shareholders of record on December 15, 2005.

Statement of Income Review

The Corporation reported record earnings for the third quarter 2005 of $9.1 million or $0.61 per basic share compared to $8.0 million or $0.54 per basic share earned during the third quarter of 2004 and $8.5 million or $0.57 per basic share earned during the second quarter of 2005. Year-to-date earnings for the nine months ended September 30, 2005 were $25.5 million or $1.71 per basic share compared to $23.1 million or $1.56 per basic share for the nine months ended September 30, 2004.

The Corporation had basic weighted average shares outstanding of 14.9 million and 14.8 million, respectively, for the three months ended September 30, 2005 and 2004 and for the nine months ended September 30, 2005 and 2004. The following table sets forth on an annualized basis the return on average assets and return on average shareholders’ equity for the three and nine months ended September 30, 2005 and 2004:

	Three months ended		Nine months ended
	September 30		September 30
	2005	2004	2005	2004
Return on average shareholders' equity	14.50%	13.83%	14.00%	13.54%
Return on average assets	1.26%	1.26%	1.22%	1.24%

Net Interest Income

Our net interest margin of 4.08% for the quarter ended September 30, 2005 was flat to the quarter ended September 30, 2004 and a 13 basis point increase from 3.95% for the quarter ended June 30, 2005. The increase in the net interest margin was primarily attributable to our increased yield on interest earning assets from prior quarter.

The following table summarizes the annualized net interest spread and net interest margin for the three and nine months ended September 30, 2005 and 2004.

	Three months ended		Nine months ended
	September 30		September 30
	2005	2004	2005	2004
Yield on interest earning assets	6.31%	5.64%	6.09%	5.61%
Cost of interest bearing funds	2.72%	1.91%	2.55%	1.86%
Net interest spread	3.59%	3.73%	3.54%	3.75%

Net interest margin	4.08%	4.08%	4.00%	4.09%

Provision for Loan Losses

The analysis of the changes in the allowance for loan losses and selected ratios is set forth below:

	Nine months ended
	September 30
(in thousands)	2005	2004

Allowance balance at January 1	$27,017	$24,653
Additions to allowance charged against operations	5,537	5,963
Recoveries credited to allowance	2,537	2,621
Losses charged against allowance	(7,151)	(6,749)
Allowance of acquired bank	1,759	0
Allowance balance at September 30	$29,699	$26,488

Allowance for loan losses to period-end loans	1.41%	1.42%
Average loans, net of unearned income	$1,996,950	$1,793,171
Provision for loan losses to average loans, annualized	0.37%	0.44%
Loan charge-offs net of recoveries, to average loans, annualized	0.31%	0.31%

Net loan charge-offs for the quarter ended September 30, 2005 of $1.9 million, or 0.4% of average loans, increased from the $1.3 million, or 0.3% of average loans for the third quarter of 2004 and the $1.8 million, or 0.4% of average loans for the second quarter of 2005. Year-to-date 2005 net loan charge-offs of $4.6 million, or 0.3% of average loans, was an increase from $4.1 million, or 0.3% of average loans, for the same period 2004. Our reserve for losses on loans as a percentage of total loans outstanding at September 30, 2005 was 1.41% compared to 1.41% at June 30, 2005 and 1.42% at September 30, 2004.

Noninterest Income

Noninterest income of $8.7 million for the quarter ended September 30, 2005 was a 1.1% increase from the $8.6 million earned for the quarter ended September 30, 2004, and a 1.5% increase from the quarter ended June 30, 2005. Year-to-date noninterest income decreased 3.1% from prior year. The following table displays the quarterly and year-to-date activity in the various significant noninterest income accounts.

Noninterest Income Summary
(in thousands)	3Q 2005	2Q 2005	3Q 2004	YTD 2005	YTD 2004
Deposit related fees	$4,723	$4,460	$4,525	$13,230	$13,224
Loan related fees	1,408	1,292	1,334	3,918	3,744
Mortgage servicing rights	81	(94)	(200)	213	46
Trust revenue	750	740	638	2,230	1,813
Gains on sales of loans	440	347	368	1,092	1,237
Securities gains	0	3	588	3	589
Other revenue	1,266	1,790	1,322	4,225	5,057
Total noninterest income	$8,668	$8,538	$8,575	$24,911	$25,710

Noninterest income for the third quarter 2005 was positively impacted by increases in both deposit and loan related fees. Deposit related fees for the third quarter 2005 increased $0.2 million or 4.3% compared to prior year third quarter and $0.3 million or 5.9% compared to the second quarter 2005. Loan related fees for the third quarter 2005 increased $0.1 million or 5.5% compared to prior year third quarter and $0.1 million or 9.0% compared to the second quarter 2005. The increase in loan related fees primarily consisted of increases in consumer lending fees.

Noninterest income for the quarter ended September 30, 2005 was also positively impacted by $0.3 million compared to the third quarter 2004 and by $0.2 million compared to the second quarter 2005 because of the recovery in the fair value of our capitalized mortgage servicing rights.

Noninterest Expense

Noninterest expense of $19.8 million was a 4.6% increase from the $18.9 million for the third quarter 2004 and a 0.5% increase from the second quarter 2005. The increase in noninterest expense is reflective of the additional operating expenses, primarily personnel, associated with the three new branches and two new loan production offices which have been opened in the past 12 months, as well as the two recently acquired branches. Included in the three new branches is the Allen, Kentucky branch which opened on October 3, 2005.

Balance Sheet Review

The Corporation’s assets were $2.8 billion at September 30, 2005, an increase of 6.7% from September 30, 2004 and an annualized increase of 6.1% from December 31, 2004. Total assets decreased $10.8 million from June 30, 2005 as a result of the payment of $43 million in FHLB advances which matured during the third quarter 2005.

Total deposits and repurchase agreements of $2.4 billion at September 30, 2005 represent an increase of 10.8% from September 30, 2004 and an annualized increase of 8.2% from December 31, 2004. Deposit growth year-over-year excluding the Heritage acquisition totaled $159.9 million, or 7.5%.

Shareholders’ equity of $250.3 million on September 30, 2005 was a 7.5% increase from the $232.9 million on September 30, 2004 and an annualized increase of 8.0% from the $236.2 million on December 31, 2004.

The Corporation's annualized dividend yield to shareholders based on ending market value at September 30, 2005 was 2.98%.

Loans

The Corporation's loan portfolio grew 12.8% or $239.1 million from September 30, 2004 and an annualized 14.2% or $201.5 million from December 31, 2004, as growth occurred in all three major loan categories, commercial, residential real estate, and consumer loans. Loan growth year-over-year, excluding the Heritage acquisition which occurred in June 2005, totaled $165.4 million, or 8.9%.

The following tables summarize the Corporation’s nonperforming loans as of September 30, 2005 and December 31, 2004.

(in thousands)	Nonaccrual loans	As a % of Loan Balances by Category	Restructured Loans	As a % of Loan Balances by Category	Accruing Loans Past Due 90 Days or More	As a % of Loan Balances by Category	Total Loan Balances
September 30, 2005
Commercial construction	$0	0.00%	$0	0.00%	$173	0.16%	$109,413
Commercial secured by real estate	5,224	0.77	805	0.12	2,194	0.32	675,691
Commercial other	5,210	1.77	89	0.03	1,135	0.39	294,616
Consumer real estate construction	68	0.16	0	0.00	297	0.70	42,244
Consumer real estate secured	3,799	0.70	0	0.00	2,272	0.42	543,994
Consumer other	13	0.00	0	0.00	485	0.12	421,373
Equipment lease financing	0	0.00	0	0.00	0	0.00	16,736
Total	$14,314	0.68%	$894	0.04%	$6,556	0.31%	$2,104,067

(in thousands)	Nonaccrual loans	As a % of Loan Balances by Category	Restructured Loans	As a % of Loan Balances by Category	Accruing Loans Past Due 90 Days or More	As a % of Loan Balances by Category	Total Loan Balances
December 31, 2004
Commercial construction	$271	0.36%	$0	0.00%	$650	0.87%	$75,078
Commercial secured by real estate	5,093	0.83	858	0.14	2,603	0.42	613,059
Commercial other	3,473	1.25	116	0.04	569	0.21	276,921
Consumer real estate construction	114	0.37	0	0.00	0.00	0.00	30,456
Consumer real estate secured	4,828	0.97	0	0.00	1,131	0.23	499,410
Consumer other	29	0.01	0	0.00	366	0.09	395,588
Equipment lease financing	0	0.00	0	0.00	0	0.00	12,007
Total	$13,808	0.73%	$974	0.05%	$5,319	0.28%	$1,902,519

Nonperforming loans at September 30, 2005 were $21.8 million, or 1.0% of total loans, compared to $20.1 million, or 1.1% of total loans, at December 31, 2004 and $21.4 million, or 1.0% of total loans, at June 30, 2005. The increase in nonperforming loans was minimal with respect to the increase in the loan portfolio; therefore, the percentage of nonperforming loans to total loans decreased. The mix of nonperforming loans changed, however, as nonaccrual loans decreased $2.0 million from prior quarter and loans 90 days past due and still accruing interest increased $2.3 million from prior quarter. Loans past due 90 days or more must be well secured and in the process of collection to continue accruing interest.

Foreclosed properties on September 30, 2005 were $5.7 million, an increase from the $4.8 million reported at December 31, 2004 but a decrease from the $5.9 million at June 30, 2005.

In conjunction with the Heritage acquisition on June 10, 2005, the Corporation acquired loans approximating $73.7 million. Heritage's allowance for loan losses at the acquisition date of June 10, 2005 was approximately $1.8 million. The Corporation applied the guidance required under SOP 03-3 and determined that no loans acquired in the Heritage acquisition had evidence of deterioration of credit quality since origination and it is probable that all remaining contractual required payments will be collected.

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

Securities

The Corporation uses its securities held-to-maturity for production of income and to manage cash flow needs through expected maturities. The Corporation uses its securities available-for-sale for income and balance sheet liquidity management. Securities available-for-sale reported at fair value decreased from $482.3 million as of December 31, 2004 to $419.2 million at September 30, 2005; the excess of market over cost decreased from a positive $1.6 million to a negative $1.9 million. Securities held-to-maturity decreased from $62.7 million to $51.0 million during the same period. Total securities as a percentage of total assets were 20.1% as of December 31, 2004 and 16.6% as of September 30, 2005.

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

The Corporation owns securities with an estimated fair value of $419.2 million that are designated as available-for-sale and available to meet liquidity needs on a continuing basis. The Corporation also has available Federal Home Loan Bank advances for both liquidity and management of its asset/liability position. FHLB advances decreased to $129.5 million at September 30, 2005 from $162.4 million at December 31, 2004 as a result of the payment of $43 million in FHLB advances which matured during the third quarter 2005. FHLB borrowing capacity at September 30, 2005 was $257.9 million. Long-term debt remained at $59.5 million from December 31, 2004 to September 30, 2005. At September 30, 2005, the Corporation had $27.0 million in federal funds sold compared to $50.9 million at December 31, 2004. Additionally, management projects cash flows from the Corporation's investment portfolio to generate additional liquidity over the next 90 days.

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

The investment portfolio continues to consist of high-quality short-term issues. The majority of the investment portfolio is in U.S. Government and agency issuances. The average life of the portfolio is 3.42 years. Available-for-sale ("AFS") securities comprise 89.2% of the total investment portfolio. At the end of the third quarter, the AFS portfolio was $419.2 million or 167% of equity capital. Seventy-nine percent of the pledge eligible portfolio is pledged.

The Corporation's stock repurchase program began in December 1998 with the authorization to acquire up to 500,000 shares and was increased by an additional 1,000,000 shares in July 2000. The Corporation issued a press release on May 13, 2004 announcing its intention to repurchase up to 1,000,000 additional shares. The Corporation’s stock repurchase program continues to be accretive to shareholder value. During the first nine months of 2005, the Corporation acquired no shares of the Corporation's stock. As of September 30, 2005, a total of 1,921,481 shares have been repurchased through this program.

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

The Corporation’s principal source of funds used to pay dividends to shareholders and service long-term debt is the dividends it receives from the subsidiary bank. Various federal statutory provisions, in addition to regulatory policies and directives, limit the amount of dividends that subsidiary banks can pay without prior regulatory approval. These restrictions have had no major impact on the Corporation’s dividend policy or its ability to service long-term debt, nor is it anticipated that they would have any major impact in the foreseeable future. During the remainder of 2005, approximately $45.2 million plus any remaining 2005 net profits can be paid by the Corporation’s banking subsidiary without prior regulatory approval.

The primary source of capital for the Corporation is retained earnings. The Corporation paid cash dividends of $0.72 per share during the first nine months of 2005. Basic earnings per share for the same period was $1.71. The Corporation retained 57.9% of earnings for the first nine months of 2005.

Under guidelines issued by banking regulators, the Corporation and its subsidiary bank are required to maintain a minimum Tier 1 risk-based capital ratio of 4% and a minimum total risk-based ratio of 8%. In order to be considered “well-capitalized” the Corporation must maintain ratios of 6% and 10%, respectively. Risk-based capital ratios weight the relative risk factors of all assets and consider the risk associated with off-balance sheet items. The Corporation must also maintain a minimum Tier 1 leverage ratio of 4%. The well-capitalized ratio for Tier 1 leverage is 5%. The Corporation’s Tier 1 leverage, Tier 1 risk-based, and total risk-based ratios were 8.68%, 11.34%, and 12.59%, respectively, as of September 30, 2005, all exceeding the threshold for meeting the definition of well-capitalized.

As of September 30, 2005, management is not aware of any current recommendations by banking regulatory authorities which, if they were to be implemented, would have, or would be reasonably likely to have, a material adverse impact on the Corporation’s liquidity, capital resources, or operations.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest rate risk management focuses on maintaining consistent growth in net interest income within Board-approved policy limits. The Corporation uses an earnings simulation model to analyze net interest income sensitivity to movements in interest rates. Given a 200 basis point increase to the yield curve used in the simulation model, it is estimated net interest income for the Corporation would increase by 4.75 percent over one year and by 3.64 percent over two years. A 100 basis point decrease in the yield curve would decrease net interest income by an estimated 2.50 percent over one year and by 1.46 percent over two years. For further discussion of the Corporation's market risk, see the Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Market Risk included in the Annual Report on Form 10-K for the year ended December 31, 2004.

Item 4. Controls and Procedures

The Corporation's management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. As of September 30, 2005, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and the Controller, of the effectiveness of the design and operation of the Corporation's disclosure controls and procedures. Based on that evaluation, management concluded that disclosure controls and procedures as of September 30, 2005 were effective in ensuring material information required to be disclosed in this quarterly report on Form 10-Q was recorded, processed, summarized, and reported on a timely basis. Additionally, there were no changes in the Corporation's internal control over financial reporting that occurred during the quarter ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, the Corporation's internal control over financial reporting.

Management's responsibilities related to establishing and maintaining effective disclosure controls and procedures include maintaining effective internal controls over financial reporting that are designed to produce reliable financial statements in accordance with accounting principles generally accepted in the United States. There have been no significant changes in the Corporation's internal controls or in other factors that could significantly affect internal controls subsequent to September 30, 2005.

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

COMMUNITY TRUST BANCORP, INC.

Date: November 9, 2005	By:	/s/ Jean R. Hale

Chairman, President and CEO

By:	/s/ Kevin J. Stumbo

Executive Vice President/Treasurer