Form 10-K
period 2005-12-31
COMMUNITY TRUST BANCORP INC /KY/
filed 2006-03-15
CIK 350852

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
For the fiscal year ended December 31, 2005
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
Common Stock, $5.00 par value
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes	No ✓

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes	No ✓

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes ✓	No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated file. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	Accelerated filer ✓	Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	No ✓

Based upon the closing price of the Common Shares of the Registrant on the NASDAQ National Market, the aggregate market value of voting stock held by non-affiliates of the Registrant as of June 30, 2005 was $487,175,475. The number of shares outstanding of the Registrant’s Common Stock as of February 28, 2006 was 15,009,954. For the purpose of the foregoing calculation only, all directors and executive officers of the Registrant have been deemed affiliates.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference into the Form 10-K part indicated:

Document	Form 10-K
(1) Proxy statement for the annual meeting of shareholders to be held April 25, 2006	Part III

PART I

Item 1. Business

Community Trust Bancorp, Inc. (the "Corporation") is a bank holding company registered with the Board of Governors of the Federal Reserve System pursuant to Section 5(a) of the Bank Holding Company Act of 1956, as amended. The Corporation was incorporated August 12, 1980, under the laws of the Commonwealth of Kentucky for the purpose of becoming a bank holding company. At December 31, 2005, the Corporation owned all the capital stock of one commercial bank and one trust company, serving small and mid-sized communities in eastern, northeast, central, and south central Kentucky and southern West Virginia. The commercial bank is Community Trust Bank, Inc., Pikeville, Kentucky (the "Bank"). The trust company, Community Trust and Investment Company, Lexington, Kentucky (the "Trust Company"), has offices in Lexington, Pikeville, Ashland, Middlesboro, and Versailles, Kentucky. At December 31, 2005, the Corporation had total consolidated assets of $2.8 billion and total consolidated deposits of $2.4 billion, making it the largest bank holding company headquartered in the Commonwealth of Kentucky.

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

On June 10, 2005, the Bank completed the acquisition of Heritage Community Bank of Danville, Kentucky. All former Heritage Community Bank offices now operate as branch offices of Community Trust Bank, Inc. The Corporation obtained loans totaling approximately $73.7 million, cash and cash equivalents of approximately $8.1 million, and deposits totaling approximately $69.8 million from this acquisition. The total cost of the acquisition, including direct acquisition costs, was $12.4 million. Goodwill and core deposit intangible of approximately $3.9 million was recorded.

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

No material portion of the business of the Corporation is seasonal. The business of the Corporation is not dependent upon any one customer or a few customers, and the loss of any one or a few customers would not have a material adverse effect on the Corporation. See note 18 to the consolidated financial statements for additional information regarding concentrations of credit.

The Corporation engages in no operations in foreign countries.

EMPLOYEES

As of December 31, 2005, the Corporation and its subsidiaries had 1,003 full-time equivalent employees. Employees are provided with a variety of employee benefits. A retirement plan, an employee stock ownership plan, group life insurance, major medical insurance, a cafeteria plan, and annual management and employee incentive compensation plans are available to eligible personnel.

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

CAUTIONARY STATEMENT

Certain of the statements contained herein that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. The Corporation’s actual results may differ materially from those included in the forward-looking statements. Forward-looking statements are typically identified by words or phrases such as "believe," "expect," "anticipate," "intend," "estimate," "may increase," "may fluctuate," and similar expressions or future or conditional verbs such as "will," "should," "would," and "could." These forward-looking statements involve risks and uncertainties including, but not limited to, economic conditions, portfolio growth, the credit performance of the portfolios, including bankruptcies, and seasonal factors; changes in general economic conditions including the performance of financial markets, prevailing inflation and interest rates, realized gains from sales of investments, gains from asset sales, and losses on commercial lending activities; results of various investment activities; the effects of competitors’ pricing policies, of changes in laws and regulations on competition and of demographic changes on target market populations’ savings and financial planning needs; industry changes in information technology systems on which we are highly dependent; failure of acquisitions to produce revenue enhancements or cost savings at levels or within the time frames originally anticipated or unforeseen integration difficulties; the adoption by the Corporation of a Federal Financial Institutions Examination Council (FFIEC) policy that provides guidance on the reporting of delinquent consumer loans and the timing of associated credit charge-offs for financial institution subsidiaries; and the resolution of legal proceedings and related matters. In addition, the banking industry in general is subject to various monetary and fiscal policies and regulations, which include those determined by the Federal Reserve Board, the Federal Deposit Insurance Corporation, and state regulators, whose policies and regulations could affect the Corporation’s results. These statements are representative only on the date hereof, and the Corporation undertakes no obligation to update any forward-looking statements made.

Item 1A. Risk Factors

Interest Rate Risk
Changes in interest rates could adversely affect our earnings and financial condition.

Our earnings and financial condition are dependent to a large degree upon net interest income, which is the difference between interest earned from loans and investments and interest paid on deposits and borrowings. The narrowing of interest-rate spreads, meaning the difference between the interest rates earned on loans and investments and the interest rates paid on deposits and borrowings, could adversely affect our earnings and financial condition. Interest rates are highly sensitive to many factors, including:
•	The rate of inflation;
•	The rate of economic growth;
•	Employment levels;
•	Monetary policies; and
•	Instability in domestic and foreign financial markets.

Changes in market interest rates will also affect the level of voluntary prepayments on our loans and the receipt of payments on our mortgage-backed securities resulting in the receipt of proceeds that may be reinvested at a lower rate than the loan or mortgage-backed security being prepaid.

We originate residential loans for sale and for our portfolio. The origination of loans for sale is designed to meet client financing needs and earn fee income. The origination of loans for sale is highly dependent upon the local real estate market and the level and trend of interest rates. Increasing interest rates may reduce the origination of loans for sale and consequently the fee income we earn. While our commercial banking, construction, and income property business lines are an increasing portion of our activities, high interest rates may reduce our mortgage-banking activities and thereby our income. In contrast, decreasing interest rates have the effect of causing clients to refinance mortgage loans faster than anticipated. This causes the value of assets related to the servicing rights on loans sold to be lower than originally anticipated. If this happens, we may need to write down our servicing assets faster, which would accelerate our expense and lower our earnings.

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

Government Policies
Our business may be adversely affected by changes in government policies.

The earnings of banks and bank holding companies such as Community Trust Bancorp, Inc. are affected by the policies of regulatory authorities, including the Federal Reserve Board, which regulates the money supply. Among the methods employed by the Federal Reserve Board are open market operations in U.S. Government securities, changes in the discount rate on member bank borrowings, and changes in reserve requirements against member bank deposits. These methods are used in varying combinations to influence overall growth and distribution of bank loans, investments and deposits, and their use may also affect interest rates charged on loans or paid on deposits. The monetary policies of the Federal Reserve Board have had a significant effect on the operating results of commercial and savings banks in the past and are expected to continue to do so in the future.

The banking industry is highly regulated and changes in federal and state banking regulations as well as policies and administration guidelines may affect the Corporation’s practices and growth prospects.

Credit Risk
Our earnings and reputation may be adversely affected if we fail to effectively manage our credit risk.

Originating and underwriting loans are integral to the success of our business. This business requires us to take “credit risk,” which is the risk of losing principal and interest income because borrowers fail to repay loans. Collateral values and the ability of borrowers to repay their loans may be affected at any time by factors such as:
•	A downturn in the local economies in which we operate or the national economy;
•	A downturn in one or more of the business sectors in which our customers operate; or
•	A rapid increase in interest rates.

Competition
Strong competition within our market area may reduce our ability to attract and retain deposits and originate loans.

We face competition both in originating loans and in attracting deposits. Competition in the financial services industry is intense. We compete for clients by offering excellent service and competitive rates on our loans and deposit products. The type of institutions we compete with include commercial banks, savings institutions, mortgage banking firms, credit unions, finance companies, mutual funds, insurance companies and brokerage and investment banking firms. As a result of their size and ability to achieve economies of scale, certain of our competitors offer a broader range of products and services than we offer. In addition, to stay competitive in our markets we may need to adjust the interest rates on our products to match the rates offered by our competitors, which could adversely affect our net interest margin. As a result, our profitability depends upon our continued ability to successfully compete in our market areas while achieving our investment objectives.

Economy
Our business may be adversely affected by downturns in the local economies on which we depend.

Our loan portfolio is concentrated primarily in eastern, northeast, central, and south central Kentucky and southern West Virginia. Our profits depend on providing products and services to clients in these local regions. An increase in unemployment, a decrease in real estate values, or continued increases in interest rates could weaken the local economies in which we operate. Weakness in our market area could depress our earnings and consequently our financial condition because:
•	Clients may not want or need our products and services;
•	Borrowers may not be able to repay their loans;
•	The value of the collateral securing our loans to borrowers may decline; and
•	The quality of our loan portfolio may decline.

Acquisition Risk
We may have difficulty in the future continuing to grow through acquisitions.

Due to the consolidation within the banking industry, the number of suitable acquisition targets has decreased and there is intense competition for attractive acquisitions. As a result, the Corporation may experience difficulty in making acquisitions on acceptable terms.

Any future acquisitions or mergers by the Corporation or its banking subsidiary are subject to approval by the appropriate federal and state banking regulators. The banking regulators evaluate a number of criteria in making their approval decisions, such as:
•	Safety and soundness guidelines;
•
Compliance with all laws including the USA Patriot Act of 2001, the International Money Laundering Abatement and Anti-Terrorist Financing Act of 2001, the Sarbanes-Oxley Act of 2002 and the related rules and regulations promulgated under such Act or the Exchange Act, the Equal Credit Opportunity Act, the Fair Housing Act, the Community Reinvestment Act, the Home Mortgage Disclosure Act, and all other applicable fair lending laws and other laws relating to discriminatory business practices; and

•	Anti-competitive concerns with the proposed transaction.

If the banking regulators or a commenter on our regulatory application raise concerns about any of these criteria at the time a regulatory application is filed, the banking regulators may deny, delay, or condition their approval of a proposed transaction.

We have grown, and intend to continue to grow, through acquisitions of banks and other financial institutions. After these acquisitions, we may experience adverse changes in results of operations of acquired entities, unforeseen liabilities, asset quality problems of acquired entities, loss of key personnel, loss of clients because of change of identity, difficulties in integrating data processing and operational procedures, and deterioration in local economic conditions. These various acquisition risks can be heightened in larger transactions.

Integration Risk
We may not be able to achieve the expected integration and cost savings from our ongoing bank acquisition activities.

We have a long history of acquiring financial institutions and we expect this acquisition activity to continue in the future. Difficulties may arise in the integration of the business and operations of the financial institutions that agree to merge with and into the Corporation and, as a result, we may not be able to achieve the cost savings and synergies that we expect will result from the merger activities. Achieving cost savings is dependent on consolidating certain operational and functional areas, eliminating duplicative positions and terminating certain agreements for outside services. Additional operational savings are dependent upon the integration of the banking businesses of the acquired financial institution with that of the Corporation, including the conversion of the acquired entity’s core operating systems, data systems and products to those of the Corporation and the standardization of business practices. Complications or difficulties in the conversion of the core operating systems, data systems, and products of these other banks to those of the Corporation may result in the loss of clients, damage to our reputation within the financial services industry, operational problems, one-time costs currently not anticipated by us, and/or reduced cost savings resulting from the merger activities.

Operational Risk
An extended disruption of vital infrastructure could negatively impact our business, results of operations, and financial condition.

Our operations depend upon, among other things, our infrastructure, including equipment and facilities. Extended disruption of vital infrastructure by fire, power loss, natural disaster, telecommunications failure, computer hacking or viruses, terrorist activity or the domestic and foreign response to such activity, or other events outside of our control could have a material adverse impact on the financial services industry as a whole and on our business, results of operations, cash flows, and financial condition in particular. Our business recovery plan may not work as intended or may not prevent significant interruption of our operations. The occurrence of any failures, interruptions, or security breaches of the Corporation's information systems could damage the Corporation's reputation, result in the loss of customer business, subject the Corporation to additional regulatory scrutiny or expose the Corporation to civil litigation and possible financial liability, any of which could have an adverse effect on the Corporation's financial condition and results of operation.

Market Risk
Community Trust Bancorp, Inc.'s stock price is volatile.

The Corporation's stock price has been volatile in the past, and several factors could cause the price to fluctuate substantially in the future. These factors include:
•	Actual or anticipated variations in earnings;
•	Changes in analysts' recommendations or projections;
•	The Corporation's announcements of developments related to its businesses;
•	Operating and stock performance of other companies deemed to be peers;
•	New technology used or services offered by traditional and non-traditional competitors; and
•	News reports of trends, concerns, and other issues related to the financial services industry.

The Corporation's stock price may fluctuate significantly in the future, and these fluctuations may be unrelated to the Corporation's performance. General market price declines or market volatility in the future could adversely affect the price of its common stock, and the current market price may not be indicative of future market prices.

Item 1B. Unresolved Staff Comments

None.

SELECTED STATISTICAL INFORMATION

The following tables set forth certain statistical information relating to the Corporation and its subsidiaries on a consolidated basis and should be read together with the consolidated financial statements of the Corporation.

Consolidated Average Balance Sheets and Taxable Equivalent Income/Expense and Yields/Rates

	2005			2004			2003
(in thousands)	Average Balances	Interest	Average Rate	Average Balances	Interest	Average Rate	Average Balances	Interest	Average Rate
Earning assets:
Loans, net of unearned income (1)(2)(3)	$2,024,756	$137,602	6.80%	$1,816,146	$111,417	6.13%	$1,658,289	$108,827	6.56%
Loans held for sale	1,135	131	11.54%	1,498	151	10.08%	5,456	460	8.43%
Securities:
U.S. Treasury and agencies	391,810	15,984	4.08%	333,654	13,520	4.05%	284,980	12,378	4.34%
Tax exempt state and political subdivisions (3)	50,995	3,237	6.35%	53,179	3,391	6.38%	50,419	3,408	6.76%
Other securities	72,433	2,909	4.02%	87,251	2,889	3.31%	226,505	4,289	1.89%
Federal funds sold	57,394	1,849	3.22%	44,960	596	1.33%	66,499	746	1.12%
Interest bearing deposits	993	26	2.62%	852	11	1.29%	103	1	0.97%
Total earning assets	2,599,516	$161,738	6.22%	2,337,540	$131,975	5.65%	2,292,251	$130,109	5.68%
Allowance for loan losses	(29,236)			(26,380)			(23,966)
	2,570,280			2,311,160			2,268,285
Nonearning assets:
Cash and due from banks	78,251			74,112			69,111
Premises and equipment, net	55,480			50,941			49,956
Other assets	111,677			107,059			104,934
Total assets	$2,815,688			$2,543,272			$2,492,286

Interest bearing liabilities:
Deposits:
Savings and demand deposits	$624,908	$8,787	1.41%	$621,543	$5,360	0.86%	$631,424	$6,309	1.00%
Time deposits	1,169,680	34,225	2.93%	1,077,795	23,100	2.14%	1,139,419	30,901	2.71%
Repurchase agreements and federal funds purchased	118,906	3,819	3.21%	93,281	1,496	1.60%	83,270	1,108	1.33%
Other short-term borrowings	0	0	0.00%	688	72	10.47%	262	24	9.16%
Advances from Federal Home Loan Bank	152,823	4,872	3.19%	63,546	1,907	3.00%	4,123	230	5.58%
Long-term debt	59,500	5,254	8.83%	59,500	5,254	8.83%	60,304	5,323	8.83%
Total interest bearing liabilities	2,125,817	$56,957	2.68%	1,916,353	$37,189	1.94%	1,918,802	$43,895	2.29%
Noninterest bearing liabilities:
Demand deposits	423,147			379,353			338,909
Other liabilities	20,605			18,005			19,489
Total liabilities	2,569,569			2,313,711			2,277,200

Shareholders’ equity	246,119			229,561			215,086
Total liabilities and shareholders’ equity	$2,815,688			$2,543,272			$2,492,286

Net interest income		$104,781			$94,786			$86,214
Net interest spread			3.54%			3.71%			3.39%
Benefit of interest free funding			0.49%			0.34%			0.37%
Net interest margin			4.03%			4.05%			3.76%

(1) Interest includes fees on loans of $2,841, $2,646, and $3,267 in 2005, 2004, and 2003, respectively.
(2) Loan balances include principal balances on nonaccrual loans.
(3) Tax exempt income on securities and loans is reported on a fully taxable equivalent basis using a 35% rate.

Net Interest Differential

The following table illustrates the approximate effect of volume and rate changes on net interest differentials between 2005 and 2004 and also between 2004 and 2003.

	Total Change	Change Due to		Total Change	Change Due to
(in thousands)	2005/2004	Volume	Rate	2004/2003	Volume	Rate
Interest income
Loans	$26,185	$13,509	$12,676	$2,590	$9,959	$(7,369)
Loans held for sale	(20)	(33)	13	(309)	(282)	(27)
U.S. Treasury and federal agencies	2,464	2,372	92	1,142	2,012	(870)
Tax exempt state and political subdivisions	(154)	(140)	(14)	(17)	181	(198)
Other securities	20	(444)	464	(1,400)	(1,747)	347
Federal funds sold	1,253	203	1,050	(150)	(214)	64
Interest bearing deposits	15	2	13	10	10	0
Total interest income	29,763	15,469	14,294	1,866	9,919	(8,053)

Interest expense
Savings and demand deposits	3,427	29	3,398	(949)	(100)	(849)
Time deposits	11,125	2,105	9,020	(7,801)	(1,743)	(6,058)
Repurchase agreements and federal funds purchased	2,323	500	1,823	388	143	245
Other short-term borrowings	(72)	0	(72)	48	44	4
Advances from Federal Home Loan Bank	2,965	2,839	126	1,677	1,831	(154)
Long-term debt	0	0	0	(69)	(71)	2
Total interest expense	19,768	5,473	14,295	(6,706)	104	(6,810)

Net interest income	$9,995	$9,996	$(1)	$8,572	$9,815	$(1,243)

For purposes of the above table, changes which are due to both rate and volume are allocated based on a percentage basis, using the absolute values of rate and volume variance as a basis for percentages. Income is stated at a fully taxable equivalent basis, assuming a 35% tax rate.

Investment Portfolio

The maturity distribution and weighted average interest rates of securities at December 31, 2005 are as follows:

	Estimated Maturity at December 31, 2005
	Within 1 Year		1-5 Years		5-10 Years		After 10 Years		Total Fair Value		Amortized Cost
(in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount
Available-for-sale and other
U.S. Treasury and government agencies	$3,087	2.24%	$247,743	4.41%	$38,317	4.76%	$1,490	5.62%	$290,637	4.44%	$297,827
State and municipal obligations	1,564	6.94%	26,886	6.72%	18,481	6.32%	0	0.00%	46,931	6.57%	45,911
Other securities	21,012	3.64%	16,991	3.88%	0	0.00%	46,682	4.70%	84,685	4.27%	85,185
Total	$25,663	3.68%	$291,620	4.59%	$56,798	5.27%	$48,172	4.73%	$422,253	4.64%	$428,923

	Estimated Maturity at December 31, 2005
	Within 1 Year		1-5 Years		5-10 Years		After 10 Years		Total Amortized Cost		Fair Value
(in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount
Held-to-maturity
U.S. Treasury and government agencies	$0	0.00%	$45,311	3.71%	$0	0.00%	$0	0.00%	$45,311	3.71%	$43,547
State and municipal obligations	0	0.00%	1,390	6.65%	199	6.64%	1,544	5.96%	3,133	6.31%	2,981
Total	$0	0.00%	$46,701	3.80%	$199	6.64%	$1,544	5.96%	$48,444	3.88%	$46,528

Total securities	$25,663	3.68%	$338,321	4.48%	$56,997	5.27%	$49,716	4.77%	$470,697	4.57%

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

Excluding those holdings of the investment portfolio in U.S. Treasury securities and other agencies of the U.S. Government, there were no securities of any one issuer that exceeded 10% of the shareholders’ equity of the Corporation at December 31, 2005.

The book values of securities available-for-sale and securities held-to-maturity as of December 31, 2005 and 2004 are presented in note 4 to the consolidated financial statements.

The book value of securities at December 31, 2003 is presented below:

(in thousands)	Available-for-Sale	Held-to-Maturity
U.S. Treasury and government agencies	$34,314	$9,499
State and political subdivisions	92,072	3,726
U.S. agency and mortgage-backed pass through certificates	183,740	74,272
Collateralized mortgage obligations	4,375	0
Other debt securities	31,149	0
Total debt securities	345,650	87,497
Marketable equity securities	24,241	0
Federal Reserve and Federal Home Loan Bank stock	51,964	0
Total securities	$421,855	$87,497

Loan Portfolio

(in thousands)	2005	2004	2003	2002	2001
Commercial:
Construction	$115,721	$75,078	$67,147	$66,797	$78,508
Secured by real estate	665,911	613,059	583,924	509,856	496,790
Other	301,828	276,921	256,837	280,492	293,502
Total commercial	1,083,460	965,058	907,908	857,145	868,800

Real estate construction	51,232	30,456	32,495	23,311	19,932
Real estate mortgage	542,809	499,410	413,939	377,109	423,953
Consumer	414,920	395,588	368,578	366,493	390,311
Equipment lease financing	14,923	12,007	13,340	10,549	6,830
Total loans	$2,107,344	$1,902,519	$1,736,260	$1,634,607	$1,709,826

Percent of total year-end loans
Commercial:
Construction	5.49%	3.95%	3.87%	4.08%	4.59%
Secured by real estate	31.60	32.22	33.63	31.19	29.06
Other	14.32	14.56	14.79	17.16	17.17
Total commercial	51.41	50.73	52.29	52.43	50.82

Real estate construction	2.43	1.60	1.87	1.43	1.16
Real estate mortgage	25.76	26.25	23.84	23.07	24.80
Consumer	19.69	20.79	21.23	22.42	22.82
Equipment lease financing	0.71	0.63	0.77	0.65	0.40
Total loans	100.00%	100.00%	100.00%	100.00%	100.00%

The total loans above are net of unearned income.

The following table shows the amounts of loans (excluding residential mortgages of 1-4 family residences, consumer loans, and lease financing) which, based on the remaining scheduled repayments of principal are due in the periods indicated. Also, the amounts are classified according to sensitivity to changes in interest rates (fixed, variable).

	Maturity at December 31, 2005
(in thousands)	Within One Year	After One but Within Five Years	After Five Years	Total
Commercial secured by real estate and commercial other	$210,627	$347,476	$409,636	$967,739
Commercial and real estate construction	110,520	24,189	32,244	166,953
	$321,147	$371,665	$441,880	$1,134,692

Rate sensitivity:
Predetermined rate	$66,252	$84,405	$21,500	$172,157
Adjustable rate	254,895	287,260	420,380	962,535
	$321,147	$371,665	$441,880	$1,134,692

Nonperforming Assets

(in thousands)	2005	2004	2003	2002	2001
Nonaccrual loans	$12,219	$13,808	$9,705	$19,649	$30,496
Restructured loans	899	974	1,726	276	518
90 days or more past due and still accruing interest	8,284	5,319	5,463	2,814	2,640
Total nonperforming loans	21,402	20,101	16,894	22,739	33,654

Foreclosed properties	5,410	4,756	6,566	2,761	1,982
Total nonperforming assets	$26,812	$24,857	$23,460	$25,500	$35,636

Nonperforming assets to total loans and foreclosed properties	1.27%	1.30%	1.35%	1.56%	2.08%
Allowance to nonperforming loans	137.87%	134.41%	145.93%	102.34%	70.27%

Nonaccrual, Past Due, and Restructured Loans

(in thousands)	Nonaccrual loans	As a % of Loan Balances by Category	Restructured Loans	As a % of Loan Balances by Category	Accruing Loans Past Due 90 Days or More	As a % of Loan Balances by Category	Balances
December 31, 2005
Commercial construction	$0	0.00%	$0	0.00%	$0	0.00%	$115,721
Commercial secured by real estate	4,150	0.62	0	0.00	4,706	0.71	665,911
Commercial other	3,918	1.30	80	0.03	858	0.28	301,828
Consumer real estate construction	112	0.22	819	1.60	172	0.34	51,232
Consumer real estate secured	4,032	0.74	0	0.00	1,970	0.36	542,809
Consumer other	7	0.00	0	0.00	578	0.14	414,920
Equipment lease financing	0	0.00	0	0.00	0	0.00	14,923
Total	$12,219	0.58%	$899	0.04%	$8,284	0.39%	$2,107,344

December 31, 2004
Commercial construction	$271	0.36%	$0	0.00%	$650	0.87%	$75,078
Commercial secured by real estate	5,093	0.83	858	0.14	2,603	0.42	613,059
Commercial other	3,473	1.25	116	0.04	569	0.21	276,921
Consumer real estate construction	114	0.37	0	0.00	0	0.00	30,456
Consumer real estate secured	4,828	0.97	0	0.00	1,131	0.23	499,410
Consumer other	29	0.01	0	0.00	366	0.09	395,588
Equipment lease financing	0	0.00	0	0.00	0	0.00	12,007
Total	$13,808	0.73%	$974	0.05%	$5,319	0.28%	$1,902,519

In 2005, gross interest income that would have been recorded on nonaccrual loans had the loans been current in accordance with their original terms amounted to $1.3 million. Interest income actually received and included in net income for the period was $0.1 million, leaving $1.3 million of interest income not recognized during the period.

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

Foreign Outstandings

None

Loan Concentrations

The Corporation had no concentration of loans exceeding 10% of total loans at December 31, 2005. See note 18 to the consolidated financial statements for further information.

Analysis of the Allowance for Loan Losses

(in thousands)	2005	2004	2003	2002	2001
Allowance for loan losses, beginning of year	$27,017	$24,653	$23,271	$23,648	$25,886
Loans charged off:
Commercial construction	56	339	164	662	275
Commercial secured by real estate	826	1,135	773	2,386	3,252
Commercial other	4,233	2,331	4,085	3,393	2,406
Real estate construction	10	20	0	0	0
Real estate mortgage	746	683	957	1,098	1,061
Consumer	5,097	5,080	5,725	6,598	8,452
Equipment lease financing	0	0	0	0	0
Total charge-offs	10,968	9,588	11,704	14,137	15,446

Recoveries of loans previously charged off:
Commercial construction	0	1	32	0	25
Commercial secured by real estate	94	301	243	156	105
Commercial other	766	382	450	207	224
Real estate construction	20	0	0	0	0
Real estate mortgage	310	244	159	107	76
Consumer	2,223	2,376	2,870	3,204	3,593
Equipment lease financing	0	0	0	0	0
Total recoveries	3,413	3,304	3,754	3,674	4,023

Net charge-offs:
Commercial construction	56	338	132	662	250
Commercial secured by real estate	732	834	530	2,230	3,147
Commercial other	3,467	1,949	3,635	3,186	2,182
Real estate construction	(10)	20	0	0	0
Real estate mortgage	436	439	798	991	985
Consumer	2,874	2,704	2,855	3,394	4,859
Equipment lease financing	0	0	0	0	0
Total net charge-offs	7,555	6,284	7,950	10,463	11,423

Provisions charged against operations	8,285	8,648	9,332	10,086	9,185

Allowance of acquired bank	1,759	0	0	0	0
Balance, end of year	$29,506	$27,017	$24,653	$23,271	$23,648

Allocation of allowance, end of year:
Commercial construction	$1,799	$1,123	$2,623	$615	$853
Commercial secured by real estate	10,354	8,285	7,010	4,109	5,994
Commercial other	4,693	3,745	1,392	2,088	3,077
Real estate construction	159	107	1,034	124	146
Real estate mortgage	1,677	1,435	741	1,592	2,247
Consumer	4,602	3,104	3,341	3,987	8,382
Equipment lease financing	232	168	160	88	95
Unallocated	5,990	9,050	8,352	10,668	2,854
Balance, end of year	$29,506	$27,017	$24,653	$23,271	$23,648

Average loans outstanding, net of unearned interest	$2,024,756	$1,816,146	$1,658,289	$1,660,912	$1,748,241
Loans outstanding at end of year, net of unearned interest	$2,107,344	$1,902,519	$1,736,260	$1,634,607	$1,709,826

Net charge-offs to average loan type:
Commercial construction	0.06%	0.47%	0.19%	0.94%	0.32%
Commercial secured by real estate	0.11	0.14	0.10	0.44	0.63
Commercial other	1.18	0.76	1.29	1.12	0.70
Real estate construction	(0.03)	0.06	0.00	0.00	0.00
Real estate mortgage	0.08	0.09	0.20	0.25	0.22
Consumer	0.71	0.70	0.79	0.90	1.22
Equipment lease financing	0.00	0.00	0.00	0.00	0.00
Total	0.37%	0.35%	0.48%	0.63%	0.65%

Other ratios:
Allowance to net loans, end of year	1.40%	1.42%	1.42%	1.42%	1.38%
Provision for loan losses to average loans	0.41%	0.48%	0.56%	0.61%	0.53%

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

Average Deposits and Other Borrowed Funds

(in thousands)	2005	2004	2003
Deposits:
Noninterest bearing deposits	$423,147	$379,353	$338,909
NOW accounts	16,486	15,374	15,852
Money market accounts	383,900	382,147	403,314
Savings accounts	224,522	224,022	212,258
Certificates of deposit of $100,000 or more	409,866	357,994	361,037
Certificates of deposit < $100,000 and other time deposits	759,814	719,801	778,382
Total deposits	2,217,735	2,078,691	2,109,752

Other borrowed funds:
Repurchase agreements and federal funds purchased	118,906	93,281	83,270
Other short-term borrowings	0	688	262
Advances from Federal Home Loan Bank	152,823	63,546	4,123
Long-term debt	59,500	59,500	60,304
Total other borrowed funds	331,229	217,015	147,959
Total deposits and other borrowed funds	$2,548,964	$2,295,706	$2,257,711

The maximum balance for federal funds purchased and repurchase agreements at any month-end during 2005 occurred at December 31, 2005, with a month-end balance of $146.6 million. The maximum balance for federal funds purchased and repurchase agreements at any month-end during 2004 occurred at February 29, 2004, with a month-end balance of $117.1 million. The maximum balance for federal funds purchased and repurchase agreements at any month-end during 2003 occurred at November 30, 2003, with a month-end balance of $112.7 million.

Maturities and/or repricing of time deposits of $100,000 or more outstanding at December 31, 2005 are summarized as follows:

(in thousands)	Certificates of Deposit	Other Time Deposits	Total
Three months or less	$152,282	$4,811	$157,093
Over three through six months	54,654	3,461	58,115
Over six through twelve months	160,407	6,957	167,364
Over twelve through sixty months	44,305	7,348	51,653
Over sixty months	101	0	101
	$411,749	$22,577	$434,326

Item 2. Properties

The Corporation’s main office, which is owned by the Bank, is located at 346 North Mayo Trail, Pikeville, Kentucky 41501. Following is a schedule of properties owned and leased by the Corporation and its subsidiaries as of December 31, 2005:

Location		Owned	Leased	Total
Banking locations:
Community Trust Bancorp, Inc.
*	Tug Valley Market	1	0	1
	1 location in Mingo County, West Virginia
*	Advantage Valley Market	3	0	3
	2 locations in Lincoln County, West Virginia and 1 location in Wayne County, West Virginia
*	Summersville Market	1	0	1
	1 location in Nicholas County, West Virginia

Community Trust Bank, Inc.
l	Pikeville Market (lease land to 3 owned locations)	9	1	10
	10 locations in Pike County, Kentucky
	Floyd/Knott/Johnson Market (lease land to 1 owned location)	3	1	4
	2 locations in Floyd County, Kentucky, 1 location in Knott County, Kentucky, and 1 location in Johnson County
	Tug Valley Market	0	1	1
	1 location in Pike County, Kentucky
	Whitesburg Market	4	1	5
	5 locations in Letcher County, Kentucky
l	Lexington Market (lease land to 1 owned location)	2	4	6
	6 locations in Fayette County, Kentucky
	Winchester Market	1	2	3
	3 locations in Clark County, Kentucky
	Richmond Market (lease land to 1 owned location)	3	1	4
	4 locations in Madison County, Kentucky
	Mt. Sterling Market	2	0	2
	2 locations in Montgomery County, Kentucky
l	Versailles Market (lease land to 1 owned location)	2	3	5
	2 locations in Woodford County, Kentucky, 2 locations in Franklin County, Kentucky, and 1 location in Scott County, Kentucky
l	Ashland Market (lease land to 1 owned location)	5	0	5
	4 locations in Boyd County, Kentucky and 1 location in Greenup County, Kentucky
	Flemingsburg Market	4	0	4
	4 locations in Fleming County, Kentucky
l	Middlesboro Market (lease land to 1 owned location)	3	0	3
	3 locations in Bell County, Kentucky
	Williamsburg Market	5	0	5
	2 locations in Whitley County, Kentucky and 3 locations in Laurel County, Kentucky
	Campbellsville Market (lease land to 2 owned locations)	8	0	8

2 locations in Taylor County, Kentucky, 2 locations in Pulaski County, Kentucky, 1 location in Adair County, Kentucky, 1 location in Green County, Kentucky, 1 location in Russell County, Kentucky, and 1 location in Marion County, Kentucky

	Mt. Vernon Market	2	0	2
	2 locations in Rockcastle County, Kentucky
	Hazard Market (lease land to 4 owned locations)	6	0	6
	6 locations in Perry County, Kentucky
	Danville Market (lease land to 1 owned location)	3	0	3
	2 locations in Boyle County, Kentucky and 1 location in Mercer County, Kentucky
Total banking locations		67	14	81

Loan production offices:
Community Trust Bank, Inc.
	Louisville (Jefferson County, Kentucky)	0	1	1
	Florence (Boone County, Kentucky)	0	1	1
Total loan production offices		0	2	2

Operational locations:
Community Trust Bank, Inc.
	Pikeville (Pike County, Kentucky) (lease land to 1 location)	1	0	1
	Lexington (Fayette County, Kentucky)	0	1	1
Total operational locations		1	1	2

Other:
Community Trust Bank, Inc.
	Ashland (Boyd County, Kentucky)	0	1	1
Total other locations		0	1	1

Total locations		68	18	86

*Community Trust Bank, Inc. leases these branch locations.
lCommunity Trust and Investment Company has leased offices in the main office locations in these markets.

See notes 9 and 15 to the consolidated financial statements included herein for the year ended December 31, 2005, for additional information relating to lease commitments and amounts invested in premises and equipment.

Item 3. Legal Proceedings

The Corporation and its subsidiaries, and from time to time, its officers, are named defendants in legal actions arising from ordinary business activities. Management, after consultation with legal counsel, believes these actions are without merit or that the ultimate liability, if any, will not materially affect the Corporation’s consolidated financial position or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders, through solicitation of proxies or otherwise, during the fourth quarter of 2005.

Executive Officers of the Registrant

Set forth below are the executive officers of the Corporation at December 31, 2005, their positions with the Corporation, and the year in which they first became an executive officer or director.

Name and Age (1)	Positions and Offices Currently Held	Date First Became Director or Executive Officer		Principal Occupation
Jean R. Hale; 59	Chairman, President and CEO	1992	(2)	Chairman, President and CEO of Community Trust Bancorp, Inc.

Mark A. Gooch; 47	Executive Vice President and Secretary	1997	(3)	President and CEO of Community Trust Bank, Inc.

Tracy Little; 65	Executive Vice President	2003	(4)	President and CEO of Community Trust and Investment Company

Michael S. Wasson; 54	Executive Vice President	2000	(5)	Executive Vice President/ Central Kentucky Region President of Community Trust Bank, Inc.

James B. Draughn; 46	Executive Vice President	2001	(6)	Executive Vice President/Operations of Community Trust Bank, Inc.

Kevin J. Stumbo; 45	Executive Vice President and Treasurer	2002	(7)	Executive Vice President/ Controller of Community Trust Bank, Inc.

Ricky D. Sparkman; 43	Executive Vice President	2002	(8)	Executive Vice President/ South Central Region President of Community Trust Bank, Inc.

Richard W. Newsom; 51	Executive Vice President	2002	(9)	Executive Vice President/ Eastern Region President of Community Trust Bank, Inc.

James J. Gartner; 64	Executive Vice President	2002	(10)	Executive Vice President/ Chief Credit Officer of Community Trust Bank, Inc.

Larry W. Jones; 59	Executive Vice President	2002	(11)	Executive Vice President/ Northeast Region President of Community Trust Bank, Inc.

Steven E. Jameson; 49	Executive Vice President	2004	(12)	Executive Vice President/ Chief Internal Audit & Risk Officer

(1)	The ages listed for the Corporation's executive officers are as of February 28, 2006.

(2)	Ms. Hale assumed the position of Chairman of the Board effective December 31, 2004.

(3)	Mr. Gooch was named Secretary of the Corporation effective April 26, 2005, upon the resignation of William Hickman III.

(4)
Mr. Little began employment with the Corporation on August 4, 2003. Prior to joining the Corporation, Mr. Little served for three years in Sarasota, Florida as Vice President of Fisher Investments, Inc., a $10 billion private investment firm headquartered in Woodside, California. For the two years prior, he served as Senior Vice President and Executive Officer in charge of the private client group of Provident Bank of Florida. Mr. Little has thirty-seven years in the trust and banking business and has been the executive in charge of five different trust departments and trust companies.

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

(7)
Mr. Stumbo served as Senior Vice President/Controller for the Bank for five years prior to being promoted to Executive Vice President/Controller. Mr. Stumbo was named Treasurer of the Corporation effective April 26, 2005.

(8)
Mr. Sparkman served as Vice President/Commercial Lending prior to being promoted to Market President in January 2000. In 2002, Mr. Sparkman was promoted to Executive Vice President and South Central Region President.

(9)	Mr. Newsom served as Senior Vice President of Consumer Lending for five years prior to being promoted to Executive Vice President and Eastern Region President of Community Trust Bank, Inc.

(10)
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

(11)
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

(12)
Mr. Jameson is a non-voting member of the Executive Committee. Mr. Jameson served as Lead Auditing Specialist for The World Bank Group in Washington, D.C. for one year prior to joining the Corporation in April 2004. For the four years prior, Mr. Jameson was employed by The Institute of Internal Auditors, Inc. in Altamonte Springs, Florida as Assistant Vice President of the Professional Practices Group. Mr. Jameson's certifications include Certified Public Accountant, Certified Internal Auditor, Certified Bank Auditor, Certified Fraud Examiner, Certified Financial Services Auditor, and Certification in Control Self-Assessment.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Shareholder Matters, and Issuer Repurchases of Equity Securities

The Corporation’s common stock is listed on The NASDAQ-Stock Market’s National Market under the symbol CTBI. Additional information required by this item is included in the Quarterly Financial Data below:

Quarterly Financial Data
(Unaudited)

(in thousands except per share amounts)
Three Months Ended	December 31	September 30	June 30	March 31
2005
Net interest income	$26,990	$26,747	$25,089	$24,379
Net interest income, taxable equivalent basis	27,384	27,139	25,482	24,776
Provision for loan losses	2,748	2,470	1,700	1,367
Noninterest income	8,556	8,668	8,538	7,705
Noninterest expense	19,888	19,790	19,684	19,207
Net income	8,890	9,083	8,478	7,961

Per common share:
Basic earnings per share	$0.59	$0.61	$0.57	$0.54
Diluted earnings per share	0.58	0.60	0.56	0.53
Dividends declared	0.26	0.24	0.24	0.24

Common stock price:
High	$34.69	$35.01	$33.78	$32.90
Low	30.12	30.77	27.94	28.00
Last trade	30.75	32.18	32.72	28.81

Selected ratios:
Return on average assets, annualized	1.23%	1.26%	1.21%	1.18%
Return on average common equity, annualized	13.94%	14.50%	13.96%	13.50%
Net interest margin, annualized	4.12%	4.08%	3.95%	3.97%

2004
Net interest income	$24,392	$23,485	$22,654	$22,681
Net interest income, taxable equivalent basis	24,794	23,883	23,039	23,070
Provision for loan losses	2,685	2,045	1,785	2,133
Noninterest income	8,207	8,575	9,120	8,015
Noninterest expense	18,712	18,917	18,772	18,194
Net income	7,900	8,014	7,756	7,280

Per common share:
Basic earnings per share	$0.53	$0.54	$0.53	$0.49
Diluted earnings per share	0.52	0.53	0.52	0.48
Dividends declared	0.24	0.21	0.21	0.21

Common stock price:
High	$34.48	$29.55	$31.18	$30.00
Low	28.18	26.56	25.84	25.16
Last trade	32.36	28.26	27.73	30.00

Selected ratios:
Return on average assets, annualized	1.17%	1.26%	1.26%	1.18%
Return on average common equity, annualized	13.31%	13.83%	13.81%	12.97%
Net interest margin, annualized	3.97%	4.08%	4.09%	4.09%

There were approximately 4,065 holders of record of the Corporation's outstanding common shares at February 28, 2006.

Dividends

The annual dividend was increased from $0.87 per share to $0.98 per share during 2005. The Corporation has adopted a conservative policy of cash dividends, by maintaining an average annual cash dividend ratio of less than 45%, with periodic stock dividends. Dividends are typically paid on a quarterly basis. Future dividends are subject to the discretion of the Corporation’s Board of Directors, cash needs, general business conditions, dividends from the subsidiaries, and applicable governmental regulations and policies. For information concerning restrictions on dividends from the subsidiary bank to the Corporation, see note 20 to the consolidated financial statements included herein for the year ended December 31, 2005.

Stock Repurchases

The Corporation did not acquire any shares of stock through the stock repurchase program during the year 2005. The maximum number of shares that may yet be purchased under the program is 578,519. For further information, see the Liquidity and Market Risk section of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 6. Selected Financial Data 2001-2005

(in thousands except per share amounts)
Year Ended December 31	2005		2004		2003		2002		2001
Interest income	$160,162		$130,401		$128,514		$146,550		$176,835
Interest expense	56,957		37,189		43,895		57,293		93,717
Net interest income	103,205		93,212		84,619		89,257		83,118
Provision for loan losses	8,285		8,648		9,332		10,086		9,185
Noninterest income	33,467		33,917		36,372		27,928		23,774
Noninterest expense	78,569		74,595		70,735		67,341		64,938
Income before income taxes	49,818		43,886		40,924		39,758		32,769
Income taxes	15,406		12,936		12,033		12,158		10,497
Net income	$34,412		$30,950		$28,891		$27,600		$22,272

Per common share:
Basic earnings per share	$2.31		$2.09		$1.95		$1.83		$1.45
Cash dividends declared-	$0.98		$0.87		$0.75		$0.65		$0.61
as a % of net income	42.42%		41.63%		38.46%		35.52%		42.07%
Book value, end of year	$16.93		$15.91		$14.95		$14.02		$12.60
Market price, end of year	$30.75		$32.36		$27.46		$20.78		$17.85
Market value to book value, end of year	1.82	x	2.03	x	1.84	x	1.48	x	1.42	x
Price/earnings ratio, end of year	13.31	x	15.48	x	14.08	x	11.36	x	12.31	x
Cash dividend yield, end of year	3.19%		2.69%		2.73%		3.13%		3.42%

At year-end:
Total assets	$2,849,213		$2,709,094		$2,474,039		$2,487,911		$2,503,905
Long-term debt	59,500		59,500		59,500		60,604		47,944
Shareholders’ equity	253,945		236,169		221,393		209,419		191,606

Averages:
Assets	$2,815,688		$2,543,272		$2,492,286		$2,467,469		$2,444,695
Deposits	2,217,735		2,078,691		2,109,752		2,110,714		2,094,296
Earning assets	2,599,516		2,337,540		2,292,251		2,268,579		2,256,341
Loans	2,024,756		1,816,146		1,658,289		1,660,912		1,748,241
Shareholders’ equity	246,119		229,561		215,086		202,562		187,899

Profitability ratios:
Return on average assets	1.22%		1.22%		1.16%		1.12%		0.91%
Return on average equity	13.98		13.48		13.43		13.63		11.85

Capital ratios:
Equity to assets, end of year	8.91%		8.72%		8.95%		8.42%		7.65%
Average equity to average assets	8.74		9.03		8.63		8.21		7.69

Risk based capital ratios:
Tier 1 capital
(to average assets)	8.94%		8.78%		8.73%		8.23%		6.44%
Tier 1 capital
(to risk weighted assets)	11.52		11.82		11.35		10.98		9.11
Total capital
(to risk weighted assets)	12.76		13.07		12.60		12.22		10.32

Other significant ratios:
Allowance to net loans, end of year	1.40%		1.42%		1.42%		1.42%		1.38%
Allowance to nonperforming loans, end of year	137.87		134.41		145.93		102.34		70.27
Nonperforming assets to loans and foreclosed properties, end of year	1.27		1.30		1.35		1.56		2.08
Net interest margin	4.03		4.05		3.76		4.02		3.77

Other statistics:
Average common shares outstanding	14,908		14,811		14,821		15,095		15,329
Number of full-time equivalent employees, end of year	1,003		954		901		874		883

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Community Trust Bancorp, Inc. reported record earnings of $34.4 million for 2005 compared to $31.0 million for 2004 and $28.9 million for 2003. Basic earnings per share for 2005 were $2.31 compared to $2.09 per share for 2004 and $1.95 per share for 2003. Basic earnings per share for the year 2005 reflects the Corporation’s seventh consecutive year of increased earnings per share.

Return on average assets for 2005 was 1.22% compared to 1.22% and 1.16% in 2004 and 2003, respectively. Return on average equity for 2005 was 13.98% compared to 13.48% and 13.43% in 2004 and 2003, respectively.

The Corporation's assets grew 5.2%, or $140.1 million, during the year 2005. Asset growth obtained through the Danville acquisition which occurred in June 2005 totaled $88.9 million. The loan portfolio grew $204.8 million during the year with growth occurring in all three major loan categories—commercial, residential real estate, and consumer loans. Loans obtained in the Danville acquisition totaled $73.7 million. The investment portfolio decreased $74.3 million during the year as maturing investments were used to partially fund the increased loan portfolio. Total deposits and repurchase agreements of $2.4 billion at December 31, 2005 reflected growth of 6.6%, or $146.9 million, over prior year-end. Deposits obtained in the Danville acquisition totaled $69.8 million.

Acquisitions

On June 10, 2005, Community Trust Bank, Inc., the bank subsidiary of Community Trust Bancorp, Inc., completed the acquisition of Heritage Community Bank of Danville, Kentucky. All former Heritage Community Bank offices now operate as branch offices of Community Trust Bank, Inc. The Corporation obtained loans totaling approximately $73.7 million, cash and cash equivalents of approximately $8.1 million, and deposits totaling approximately $69.8 million from this acquisition. The total cost of the acquisition, including direct acquisition costs, was $12.4 million. Goodwill and core deposit intangible of approximately $3.9 million was recorded.

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

Allowance for Loan Losses - The adequacy of the allowance is reviewed quarterly by management using a methodology that includes several key factors. The Corporation utilizes an internal risk grading system for commercial credits, and those larger commercial credits identified through this grading system as having weaknesses are individually reviewed for the customer's ability and potential to repay their loans. The customer’s cash flow, adequacy of collateral held for the loan, and other options available to the Corporation including legal avenues are all evaluated. Based upon this individual credit evaluation, a specific allocation to the allowance may be made for the loan.

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

Loans Held for Sale - Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated market value in the aggregate. Net unrealized losses, if any, are recognized in a valuation allowance by charges to income.

Goodwill - The Corporation evaluates total goodwill for impairment, based upon SFAS No. 142, Goodwill and Other Intangible Assets and SFAS No. 147, Acquisitions of Certain Financial Institutions, using fair value techniques including multiples of price/equity. Goodwill is evaluated for impairment on an annual basis.

Segments - Management analyzes the operation of the Corporation assuming one operating segment, community banking services. The Corporation, through its operating subsidiaries, offers a wide range of consumer and commercial community banking services. These services include: (i) residential and commercial real estate loans; (ii) checking accounts; (iii) regular and term savings accounts and savings certificates; (iv) full service securities brokerage services; (v) consumer loans; (vi) debit cards; (vii) annuity and life insurance products; (viii) Individual Retirement Accounts and Keogh plans; (ix) commercial loans; (x) trust services; and (xi) commercial demand deposit accounts.

New Accounting Standards

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

➢  Stock-Based Employee Compensation - The Corporation currently maintains two incentive stock option plans covering key employees; however, only one plan is active. The 1998 Stock Option Plan ("1998 Plan") was approved by the Board of Directors and the Shareholders in 1998. The 1998 Plan had 1,046,831 shares authorized, 252,981 of which were available at December 31, 2005 for future grants. All options granted have a maximum term of ten years. Options granted as management retention options vest after five years; all other options vest ratably over four years.

Had compensation cost for the Corporation’s stock options granted in 2005, 2004, and 2003 been determined under the fair value approach described in SFAS No. 123, Accounting for Stock-Based Compensation, the Corporation’s net income and earnings per share would have been reduced to the pro forma amounts indicated below:

(in thousands, except per share amounts) Years ended December 31		2005	2004	2003
Net income as reported		$34,412	$30,950	$28,891
Stock-based compensation expense		(994)	(558)	(614)
Tax effect		141	142	110
Net income pro forma		$33,559	$30,534	$28,387

Basic net income per share	As reported	$2.31	$2.09	$1.95
	Pro forma	2.25	2.06	1.92

Diluted net income per share	As reported	$2.27	$2.05	$1.93
	Pro forma	2.22	2.02	1.89

The fair value of the options presented above was estimated at the date of the grant using a Black-Scholes option pricing model with the following weighted average assumptions for 2005, 2004, and 2003, respectively: risk-free interest rates of 3.92%, 3.70%, and 2.69%, dividend yields of 3.11%, 3.02%, and 3.29%, volatility factors of the expected market price of the Corporation’s common stock of 0.960, 0.756, and 0.593, and a weighted average expected option life of 6.5, 6.8, and 4.0 years.

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

SFAS No. 123R permits companies to adopt its requirements using either a "modified prospective" method, or a "modified retrospective" method. Under the "modified prospective" method, the compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS No. 123R for all share-based payments granted after that date, and based on the requirements of SFAS No. 123 for all unvested awards granted prior to the effective date of SFAS No. 123R. Under the "modified retrospective" method, the requirements are the same as under the "modified prospective" method, but this method also permits entities to restate financial statements of previous periods based on pro forma disclosures made in accordance with SFAS No. 123. The Corporation currently utilizes a standard option pricing model (i.e., Black-Scholes) to measure the fair value of stock options granted to employees. While SFAS No. 123R permits entities to continue to use such a model, the standard also permits the use of a "lattice" model. The Corporation has not yet determined which model it will use to measure the fair value of employee stock options upon the adoption of SFAS No. 123R. SFAS No. 123R also requires that the benefits associated with the tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after the effective date. These future amounts cannot be estimated, because they depend on, among other things, when employees exercise stock options. However, the amount of operating cash flows recognized in prior periods for such excess tax deductions, as shown in the Corporation's Consolidated Statements of Cash Flows, were $0.7 million, $0.3 million, and $0.2 million, respectively for 2005, 2004, and 2003. The Corporation has not yet determined which of the aforementioned adoption methods it will use.

➢  Accounting for Conditional Asset Retirement Obligations - In March 2005, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations ("FIN 47"), to clarify the term "conditional asset retirement" as used in SFAS 143, Accounting for Asset Retirement Obligations. FIN 47 requires that a liability be recognized for the fair value of a conditional asset retirement obligation when incurred, if the fair value of the liability can be reasonably estimated. Uncertainty about the timing or method of settlement of a conditional asset retirement obligation would be factored into the measurement of the liability when sufficient information exists. This interpretation is effective no later than the end of fiscal years ending after December 15, 2005. Accordingly, the Corporation will adopt FIN 47 no later than the fourth fiscal quarter in 2006. Management is currently assessing the impact FIN 47 may have on the Corporation's consolidated balance sheet; however, the adoption of FIN 47 is not expected to have a material impact on the Corporation's financial position, results of operations, or cash flows.

Results of Operations

2005 Compared to 2004

Net income for 2005 was $34.4 million compared to $31.0 million in 2004. The increase in net income was primarily driven by a 10.7% increase in net interest income. See the Net Interest Income section below for further information. Basic earnings per share for 2005 were $2.31 compared to $2.09 per share for 2004. The average shares outstanding in 2005 and 2004 were 14.9 million and 14.8 million, respectively.

Net interest income for 2005 was $103.2 million compared to $93.2 million in 2004. Noninterest income was $33.5 million compared to $33.9 million in 2004 and noninterest expense was $78.6 million compared to $74.6 million in 2004. See the Noninterest Income and Noninterest Expense sections below for further information.

Return on average assets was 1.22% for 2005 and 2004, and return on average equity increased 50 basis points from 13.48% for 2004 to 13.98% for 2005.

Net Interest Income:

The Corporation's net interest margin for the year 2005 decreased 2 basis points from 4.05% to 4.03%. However, the net interest margin for the quarter ended December 31, 2005 of 4.12% was a 15 basis point increase from the quarter ended December 31, 2004 and an increase of 4 basis points from prior quarter. The increase in the net interest margin for the quarter was primarily the result of the increased yield on average earning assets attributable to the reallocation of earning assets from the investment portfolio to the higher yielding loan portfolio. The yield on average earning assets for the fourth quarter 2005 increased 87 basis points from the fourth quarter 2004 and 30 basis points from the third quarter 2005. For further information, see the table titled "Consolidated Average Balance Sheets and Taxable Equivalent Income/Expense and Yields/Rates" in the Selected Statistical Information.

Average earning assets were $2.6 billion for the year 2005 compared to $2.3 billion for 2004. Average interest bearing liabilities were $2.1 billion for the year 2005 compared to $1.9 billion for 2004. Average interest bearing liabilities as a percentage of average earning assets were 81.8% for the year ended December 31, 2005 compared to 82.0% for the year ended December 31, 2004.

The taxable equivalent yield on average earning assets was 6.22% for 2005 compared to 5.65% in 2004. The cost of average interest bearing liabilities was 2.68% for 2005 compared to 1.94% for 2004. Although the increase in cost of average interest bearing liabilities surpassed the increase in yield on average earning assets by 17 basis points, the net interest margin only decreased 2 basis points because average interest bearing deposits including repurchase agreements increased 7.0% during 2005 while average noninterest bearing deposits increased 11.5%. The yield on interest bearing assets has been impacted by the change in the earning asset mix between the loan portfolio and the investment portfolio as well as by the change in market rates. Average loans accounted for 77.9% of average earning assets in 2005 and 77.7% of average earning assets in 2004. Average loans accounted for 71.9% of total average assets for the year ended December 31, 2005 compared to 71.4% for the year ended December 31, 2004. Total loans as a percentage of total assets as of December 31, 2005 and 2004 were 74.0% and 70.2%, respectively.

Provision for Loan Losses and Allowance for Loan Losses:

The provision for loan losses that was added to the allowance was $8.3 million for the year ended December 31, 2005 compared to $8.6 million for 2004. This provision represents a charge against current earnings in order to maintain the allowance at an appropriate level determined using the accounting estimates described in the Critical Accounting Policies and Estimates section. Loan losses, net of recoveries, as a percentage of average loans outstanding were 0.37% in 2005 compared to 0.35% in 2004 as net loan losses were $7.6 million for 2005 compared to $6.3 million for 2004.

Our reserve for losses on loans as a percentage of total loans outstanding decreased from 1.42% as of December 31, 2004 to 1.40% as of December 31, 2005.

Nonperforming loans at December 31, 2005 were $21.4 million, or 1.0% of total loans, compared to $20.1 million, or 1.1% of total loans at December 31, 2004. Foreclosed properties at December 31, 2005 were $5.4 million compared to $4.8 million on December 31, 2004.

Noninterest Income:

Noninterest income for the year ended December 31, 2005 decreased 1.3% from prior year. The following table displays the annual activity in the various significant noninterest income accounts.

Noninterest Income Summary
(in thousands)	Year Ended 2005	Year Ended 2004
Deposit related fees	$18,050	$17,658
Loan related fees	5,331	5,203
Mortgage servicing rights	307	46
Trust revenue	3,067	2,456
Gains on sales of loans	1,481	1,619
Securities gains	3	639
Other revenue	5,228	6,296
Total noninterest income	$33,467	$33,917

The increase in recurring revenue sources from the year ended 2004 to the year ended 2005 including deposit related fees, loan related fees, and trust revenue was offset by the decline in nonrecurring other revenue items and a decline in gains on sales of loans due to the rising interest rate environment.

Noninterest Expense:

Noninterest expense for the year ended December 31, 2005 increased 5.3% to $78.6 million from the $74.6 million for the year ended December 31, 2004. The increase in noninterest expense from prior year was primarily attributable to an increase of $3.0 million in personnel expense due to normal salary increases, the filling of budgeted key positions, the Danville bank acquisition, and new branch openings. Occupancy and equipment expense increased $1.3 million from 2004 to 2005 also as a result of the Danville bank acquisition and new branch openings during the year.

The efficiency ratio for the year ended December 31, 2005 improved to 56.83% from the 58.25% for the year ended December 31, 2004. The deposit (including repurchase agreements) to FTE (full-time equivalent) ratio increased to $2.4 million at December 31, 2005 from $2.3 million at December 31, 2004.

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

The taxable equivalent yield on average earning assets was 5.65% for 2004 compared to 5.68% in 2003. The cost of average interest bearing liabilities was 1.94% for 2004 compared to 2.29% for 2003. The yield on interest bearing assets was impacted by the change in the earning asset mix between the loan portfolio and the investment portfolio as well as by the change in market rates. Average loans accounted for 72.3% of average earning assets in 2003 while average loans accounted for 77.7% of average earning assets in 2004. Average loans accounted for 66.5% of total average assets for the year ended December 31, 2003 compared to 71.4% for the year ended December 31, 2004. Total loans as a percentage of total assets as of December 31, 2004 and 2003 were 70.2%.

Provision for Loan Losses and Allowance for Loan Losses:

The provision for loan losses that was added to the allowance was $8.6 million for the year ended December 31, 2004 compared to $9.3 million for 2003. This provision represented a charge against current earnings in order to maintain the allowance at an appropriate level determined using the accounting estimates described in the Critical Accounting Policies and Estimates section. Loan losses, net of recoveries, as a percentage of average loans outstanding were 0.35% in 2004 compared to 0.48% in 2003 as net loan losses were $6.3 million for 2004 compared to $8.0 million for 2003.

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

Noninterest Income:

Noninterest income for the year ended December 31, 2004 decreased 6.7% from prior year. The following table displays the annual activity in the various significant noninterest income accounts.

Noninterest Income Summary
(in thousands)	Year Ended 2004	Year Ended 2003
Deposit related fees	$17,658	$17,057
Loan related fees	5,203	4,644
Mortgage servicing rights	46	(1,269)
Trust revenue	2,456	2,457
Gains on sales of loans	1,619	5,693
Securities gains	639	3,042
Other revenue	6,296	4,748
Total noninterest income	$33,917	$36,372

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

Liquidity and Market Risk

The objective of the Corporation’s Asset/Liability management function is to maintain consistent growth in net interest income within the Corporation’s policy limits. This objective is accomplished through management of the Corporation’s consolidated balance sheet composition, liquidity, and interest rate risk exposures arising from changing economic conditions, interest rates, and customer preferences. The goal of liquidity management is to provide adequate funds to meet changes in loan and lease demand or unexpected deposit withdrawals. This is accomplished by maintaining liquid assets in the form of cash and cash equivalents and investment securities, maintaining sufficient unused borrowing capacity, and growth in core deposits. As of December 31, 2005, the Corporation had approximately $122.2 million in cash and cash equivalents and approximately $395.6 million in securities valued at estimated fair value designated as available-for-sale and available to meet liquidity needs on a continuing basis. Additional asset-driven liquidity is provided by the remainder of the securities portfolio and the repayment of loans. In addition to core deposit funding, the Corporation also accesses a variety of other short-term and long-term funding sources. The Corporation also relies on Federal Home Loan Bank advances for both liquidity and management of its asset/liability position. Federal Home Loan Bank advances were $122.8 million at December 31, 2005 compared to $162.4 million at December 31, 2004. As of December 31, 2005, the Corporation had a $261.0 million available borrowing position with the Federal Home Loan Bank. The Corporation generally relies upon net inflows of cash from financing activities, supplemented by net inflows of cash from operating activities, to provide cash for its investing activities. As is typical of many financial institutions, significant financing activities include deposit gathering, use of short-term borrowing facilities such as repurchase agreements and federal funds purchased, and issuance of long-term debt. At December 31, 2005, the Corporation had a $12 million revolving line of credit, all of which is currently available to meet any future cash needs. The Corporation’s primary investing activities include purchases of securities and loan originations. Management does not rely on any one source of liquidity and manages availability in response to changing consolidated balance sheet needs.

The Corporation’s stock repurchase program began in December 1998 with the authorization to acquire up to 500,000 shares and was increased by an additional 1,000,000 shares in July 2000. The Corporation issued a press release on May 13, 2003 announcing its intention to repurchase up to 1,000,000 additional shares. During the year 2005, the Corporation did not acquire shares of the Corporation’s stock. As of December 31, 2005, a total of 1,921,481 shares have been repurchased through this program. The following table shows Board authorizations and repurchases made through the stock repurchase program for the years 1998 through 2005:

	Board Authorizations	Repurchases*		Shares Available for Repurchase
		Average Price ($)	# of Shares
1998	500,000	-	0
1999	0	15.89	131,517
2000	1,000,000	11.27	694,064
2001	0	14.69	444,945
2002	0	19.48	360,287
2003	1,000,000	21.58	235,668
2004	0	25.45	55,000
2005	0	-	0
Total	2,500,000	15.59	1,921,481	578,519

*Repurchased shares and average prices have been restated to reflect stock dividends that have occurred; however, board authorized shares have not been adjusted.

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

The Corporation’s Asset/Liability Management Committee (ALCO), which includes executive and senior management representatives and reports to the Board of Directors, monitors and manages interest rate risk within Board-approved policy limits. The Corporation’s current exposure to interest rate risks is determined by measuring the anticipated change in net interest income over a twelve-month period assuming a 200 basis point increase or decrease in rates, spread evenly over the twelve-month period. The following table shows the Corporation’s estimated earnings sensitivity profile as of December 31, 2005:

Change in Interest Rates (basis points)	Percentage Change in Net Interest Income (12 Months)
+200	5.11%
-200	(5.32)%

The following table shows the Corporation’s estimated earnings sensitivity profile as of December 31, 2004:

Change in Interest Rates (basis points)	Percentage Change in Net Interest Income (12 Months)
+200	5.26%
-200	(5.42)%

The simulation model used a 200 basis point increase in the yield curve spread evenly over a twelve-month period. The measurement at December 31, 2005 estimates that net interest income for the Corporation would increase by 5.11% over one year. A 200 basis point immediate and sustained decrease in interest rates would decrease net interest income by 5.32% over one year. In order to reduce the exposure to interest rate fluctuations and to manage liquidity, the Corporation has developed sale procedures for several types of interest-sensitive assets. Virtually all long-term, fixed rate single family residential mortgage loans underwritten according to Federal Home Loan Mortgage Corporation guidelines are sold for cash upon origination. Periodically, additional assets such as commercial loans are also sold. In 2005 and 2004, $66.9 million and $68.6 million, respectively, was realized on the sale of fixed rate residential mortgages. Management focuses its efforts on consistent net interest revenue and net interest margin growth through each of the retail and wholesale business lines. The Corporation does not currently engage in trading activities.

Capital Resources

The Corporation continues to grow its shareholders’ equity while also providing an average annual dividend yield during 2005 of 3.19% to shareholders. Shareholders’ equity of $253.9 million on December 31, 2005 was a 7.5% increase from the $236.2 million on December 31, 2004. The primary source of capital growth for the Corporation is retained earnings. Cash dividends were $0.98 per share for 2005 and $0.87 per share for 2004. The Corporation retained 57.6% of its earnings in 2005 compared to 58.4% in 2004.

Regulatory guidelines require bank holding companies, commercial banks, and savings banks to maintain certain minimum capital ratios and define companies as "well-capitalized" that sufficiently exceed the minimum ratios. The banking regulators may alter minimum capital requirements as a result of revising their internal policies and their ratings of individual institutions. To be "well-capitalized" banks and bank holding companies must maintain a Tier 1 leverage ratio of no less than 5.0%, a Tier 1 risk based ratio of no less than 6.0%, and a total risk based ratio of no less than 10.0%. The Corporation’s ratios as of December 31, 2005 were 8.94%, 11.52%, and 12.76%, respectively. Community Trust Bancorp, Inc. and it subsidiaries met the criteria for "well-capitalized" at December 31, 2005. See note 20 to the consolidated financial statements for further information.

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

As of December 31, 2005, management is not aware of any current recommendations by banking regulatory authorities which, if they were to be implemented, would have, or are reasonably likely to have, a material adverse impact on the Corporation’s liquidity, capital resources, or operations.

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

Contractual Obligations and Commitments

As disclosed in the notes to the consolidated financial statements, the Corporation has certain obligations and commitments to make future payments under contracts. At December 31, 2005, the aggregate contractual obligations and commitments are:

Contractual Obligations:	Payments Due by Period
(in thousands)	Total	1 Year	2-5 Years	After 5 Years
Deposits without stated maturity	$1,063,751	$1,063,751	$0	$0
Certificates of deposit	1,182,800	1,044,048	137,840	912
Repurchase agreements and other short-term borrowings	146,641	128,756	17,885	0
Advances from Federal Home Loan Bank	122,835	40,590	81,190	1,055
Interest on advances from Federal Home Loan Bank*	7,585	4,020	3,517	48
Long-term debt	59,500	0	0	59,500
Interest on long-term debt*	123,839	5,327	21,310	97,202
Annual rental commitments under leases	11,975	1,335	2,990	7,650
Total	$2,718,926	$2,287,827	$264,732	$166,367

*The amounts provided as interest on advances from Federal Home Loan Bank and interest on long-term debt assume the liabilities will not be prepaid and interest is calculated to their individual maturities.

Other Commitments:	Amount of Commitment - Expiration by Period
(in thousands)	Total	1 Year	2-5 Years	After 5 Years
Standby letters of credit	$54,948	$49,237	$5,711	$0
Commitments to extend credit	380,904	267,836	103,835	9,233
Total	$435,852	$317,073	$109,546	$9,233

Commitments to extend credit and standby letters of credit do not necessarily represent future cash requirements in that these commitments often expire without being drawn upon.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

The Corporation currently does not engage in any hedging activity. The only derivative activity in which the Corporation engages is an interest-only strip in the amount of $185 thousand and loans held for sale in the amount of $135 thousand as of December 31, 2005. Analysis of the Corporation’s interest rate sensitivity can be found in the Liquidity and Market Risk section of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 8. Financial Statements and Supplementary Data

Consolidated Balance Sheets

(dollars in thousands) December 31	2005	2004
Assets:
Cash and due from banks	$91,066	$78,725
Federal funds sold	31,145	50,855
Securities available-for-sale and other at fair value
(amortized cost of $428,923 and $480,671, respectively)	422,253	482,280
Securities held-to-maturity at amortized cost
(fair value of $46,528 and $61,947, respectively)	48,444	62,671
Loans held for sale	135	0

Loans	2,107,344	1,902,519
Allowance for loan losses	(29,506)	(27,017)
Net loans	2,077,838	1,875,502

Premises and equipment, net	57,966	53,111
Goodwill	63,523	60,122
Core deposit intangible (net of accumulated amortization of $4,319 and
$3,711, respectively)	3,186	3,249
Other assets	53,657	42,579
Total assets	$2,849,213	$2,709,094

Liabilities and shareholders’ equity:
Deposits
Noninterest bearing	$445,929	$403,792
Interest bearing	1,800,622	1,736,626
Total deposits	2,246,551	2,140,418

Repurchase agreements	129,156	88,404
Federal funds purchased and other short-term borrowings	17,485	4,240
Advances from Federal Home Loan Bank	122,835	162,391
Long-term debt	59,500	59,500
Other liabilities	19,741	17,972
Total liabilities	2,595,268	2,472,925

Shareholders’ equity:
Preferred stock, 300,000 shares authorized and unissued
Common stock, $5 par value, shares authorized 25,000,000;
shares outstanding 2005 - 14,997,369; 2004 - 14,845,217	74,987	74,226
Capital surplus	147,626	145,023
Retained earnings	35,667	15,874
Accumulated other comprehensive income (loss), net of tax	(4,335)	1,046
Total shareholders’ equity	253,945	236,169

Total liabilities and shareholders’ equity	$2,849,213	$2,709,094

See notes to consolidated financial statements.

Consolidated Statements of Income

(in thousands except per share data) Year Ended December 31	2005	2004	2003
Interest income:
Interest and fees on loans, including loans held for sale	$137,291	$111,181	$108,885
Interest and dividends on securities
Taxable	18,892	16,409	16,667
Tax exempt	2,104	2,204	2,215
Other, including interest on federal funds sold	1,875	607	747
Total interest income	160,162	130,401	128,514

Interest expense:
Interest on deposits	43,011	28,460	37,210
Interest on repurchase agreements and other short-term borrowings	3,819	1,568	1,132
Interest on advances from Federal Home Loan Bank	4,872	1,907	230
Interest on long-term debt	5,255	5,254	5,323
Total interest expense	56,957	37,189	43,895

Net interest income	103,205	93,212	84,619
Provision for loan losses	8,285	8,648	9,332
Net interest income after provision for loan losses	94,920	84,564	75,287

Noninterest income:
Service charges on deposit accounts	18,050	17,658	17,057
Gains on sales of loans, net	1,481	1,619	5,693
Trust income	3,067	2,456	2,457
Securities gains, net	3	639	3,042
Other	10,866	11,545	8,123
Total noninterest income	33,467	33,917	36,372

Noninterest expense:
Salaries and employee benefits	42,535	39,501	34,593
Occupancy, net	6,387	5,629	5,819
Equipment	4,352	3,855	3,688
Data processing	4,479	4,166	3,841
Stationery, printing, and office supplies	1,525	1,461	1,407
Taxes other than payroll, property, and income	3,103	3,197	2,772
FDIC insurance	289	301	319
Legal and professional fees	2,855	3,187	3,937
Other	13,044	13,298	14,359
Total noninterest expense	78,569	74,595	70,735

Income before income taxes	49,818	43,886	40,924
Income taxes	15,406	12,936	12,033
Net income	$34,412	$30,950	$28,891

Basic earnings per share	$2.31	$2.09	$1.95
Diluted earnings per share	2.27	2.05	1.93

See notes to consolidated financial statements.

Consolidated Statements of Changes in Shareholders’ Equity

(in thousands except per share and share amounts)	Common Shares	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Total
Balance, January 1, 2003	12,348,177	$61,741	$73,723	$66,540	$7,415	$209,419
Net income				28,891		28,891
Net change in unrealized depreciation on securities available-for-sale, net of tax of $1,385					(2,572)	(2,572)
Comprehensive income						26,319
Cash dividends declared ($0.75 per share)				(11,055)		(11,055)
To record 10% common stock dividend	1,222,853	6,114	34,599	(40,713)		0
Issuance of common stock	86,289	431	1,389			1,820
Purchase of common stock	(195,719)	(978)	(4,132)			(5,110)
Balance, December 31, 2003	13,461,600	67,308	105,579	43,663	4,843	221,393
Net income				30,950		30,950
Net change in unrealized depreciation on securities available-for-sale, net of tax of $2,044					(3,797)	(3,797)
Comprehensive income						27,153
Cash dividends declared ($0.87 per share)				(12,854)		(12,854)
To record 10% common stock dividend	1,349,146	6,746	39,139	(45,885)		0
Issuance of common stock	84,471	422	1,409			1,831
Purchase of common stock	(50,000)	(250)	(1,150)			(1,400)
Other			46			46
Balance, December 31, 2004	14,845,217	74,226	145,023	15,874	1,046	236,169
Net income				34,412		34,412
Net change in unrealized depreciation on securities available-for-sale, net of tax of $2,898					(5,381)	(5,381)
Comprehensive income						29,031
Cash dividends declared ($0.98 per share)				(14,619)		(14,619)
Issuance of common stock	152,152	761	2,603			3,364
Balance, December 31, 2005	14,997,369	$74,987	$147,626	$35,667	$(4,335)	$253,945

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows

(in thousands) Year Ended December 31	2005	2004	2003
Cash flows from operating activities:
Net income	$34,412	$30,950	$28,891
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,141	4,469	4,418
Change in net deferred tax asset	745	1,886	561
Provision for loan and other real estate losses	8,410	8,934	9,541
Securities gains	(3)	(796)	(3,404)
Securities losses	0	157	362
Gains on sale of mortgage loans held for sale	(1,493)	(1,619)	(5,378)
Gains (losses) on sale of other loans	13	0	(315)
Gains (losses) on sale of assets, net	(28)	(238)	90
Proceeds from sale of mortgage loans held for sale	66,883	68,573	195,794
Funding of loans held for sale	(65,525)	(66,639)	(188,452)
Amortization of securities premiums, net	1,682	1,252	1,435
Changes in:
Other liabilities	3,003	1,153	2,306
Other assets	(7,688)	4,938	(8,549)
Net cash provided by operating activities	45,552	53,020	37,300

Cash flows from investing activities:
Securities available-for-sale:
Proceeds from sales	53,850	141,801	189,628
Proceeds from prepayments and maturities	106,721	95,166	138,504
Purchase of securities	(108,082)	(303,485)	(224,837)
Securities held-to-maturity:
Proceeds from prepayments and maturities	13,966	26,027	44,646
Purchase of securities	0	(1,562)	(81,060)
Proceeds from sale of loans	105	0	7,315
Change in loans, net	(142,112)	(174,166)	(124,712)
Purchase of premises, equipment, and other real estate	(5,321)	(7,039)	(3,065)
Proceeds from sale of premises and equipment	32	35	15
Proceeds from sale of other real estate and other repossessed assets	3,557	3,846	4,134
Additions in other real estate owned	(327)	0	0
Net cash paid in acquisition	(4,313)	0	0
Net cash used in investing activities	(81,924)	(219,377)	(49,432)

Cash flows from financing activities:
Change in deposits, net	36,317	72,803	(60,101)
Change in repurchase agreements and other short-term borrowings, net	53,997	(12,649)	36,862
Advances from Federal Home Loan Bank	0	200,000	0
Payments on advances from Federal Home Loan Bank	(50,056)	(40,801)	(2,425)
Payments on long-term debt	0	0	(1,104)
Issuance of common stock	3,364	1,831	1,820
Purchase of common stock	0	(1,400)	(5,110)
Other equity adjustments	0	46	0
Dividends paid	(14,619)	(12,854)	(11,055)
Net cash provided by (used in) financing activities	29,003	206,976	(41,113)
Net increase (decrease) in cash and cash equivalents	(7,369)	40,619	(53,245)
Cash and cash equivalents at beginning of year	129,580	88,961	142,206
Cash and cash equivalents at end of year	$122,211	$129,580	$88,961

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

Nature of Operations - Substantially all assets, liabilities, revenues, and expenses are related to banking operations, including lending, investing of funds, obtaining of deposits, trust operations, full service brokerage operations, and other financing activities. All of the Corporation’s business offices and the majority of its business are located in eastern, northeast, central, and south central Kentucky and southern West Virginia.

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

Loans Held for Sale - Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated market value in the aggregate. Net unrealized losses, if any, are recognized in a valuation allowance by charges to income.

Valuation of Servicing Rights - When the Corporation sells loans through individual loan sales in accordance with its investment policies, it often retains servicing rights. Servicing rights resulting from loan sales are amortized in proportion to and over the period of estimated net servicing revenues.  Servicing rights are assessed for impairment quarterly, based on fair value, with temporary impairment recognized through a valuation allowance and permanent impairment recognized through a write-off of the servicing asset and related valuation allowance. Key economic assumptions used in measuring any potential impairment of the servicing rights include the prepayment speeds of the underlying loans, the weighted average life of the loan, the discount rate, the weighted average coupon, and the weighted average default rate, as applicable. The primary risk of material changes to the value of the servicing rights resides in the potential volatility in the economic assumptions used, particularly prepayment speeds and interest rate volatility.

The Corporation monitors risk and adjusts its valuation allowance as necessary to adequately reserve for any probable impairment in the portfolio. For purposes of measuring impairment, the servicing rights are stratified based on the financial asset type and interest rates. The Corporation obtains an independent third-party valuation of mortgage servicing rights on a quarterly basis. Fees received for servicing loans owned by investors are based on a percentage of the outstanding monthly principal balance of such loans and are included in noninterest income as loan payments are received. Costs of servicing loans are charged to expense as incurred.

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

Other Real Estate - Real estate acquired by foreclosure is carried at the lower of the investment in the property or its fair value. Other real estate owned by the Corporation included in other assets at December 31, 2005 and 2004 was $5.4 million and $4.8 million, respectively.

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

Segments - Management analyzes the operation of the Corporation assuming one operating segment, community banking services. The Corporation, through its operating subsidiaries, offers a wide range of consumer and commercial community banking services. These services include: (i) residential and commercial real estate loans; (ii) checking accounts; (iii) regular and term savings accounts and savings certificates; (iv) full service securities brokerage services; (v) consumer loans; (vi) debit cards; (vii) annuity and life insurance products; (viii) Individual Retirement Accounts and Keogh plans; (ix) commercial loans; (x) trust services; and (xi) commercial demand deposit accounts.

Bank Owned Life Insurance - The Corporation's bank owned life insurance policies are carried at their cash surrender value. The Corporation recognizes tax-free income from the periodic increases in cash surrender value of these policies and from death benefits.

News Accounting Standards -

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

➢  Stock-Based Employee Compensation - The Corporation currently maintains two incentive stock option plans covering key employees; however, only one plan is active. The 1998 Stock Option Plan ("1998 Plan") was approved by the Board of Directors and the Shareholders in 1998. The 1998 Plan had 1,046,831 shares authorized, 252,981 of which were available at December 31, 2005 for future grants. All options granted have a maximum term of ten years. Options granted as management retention options vest after five years; all other options vest ratably over four years.

Had compensation cost for the Corporation’s stock options granted in 2005, 2004, and 2003 been determined under the fair value approach described in SFAS No. 123, Accounting for Stock-Based Compensation, the Corporation’s net income and earnings per share would have been reduced to the pro forma amounts indicated below:

(in thousands, except per share amounts) Years ended December 31		2005	2004	2003
Net income as reported		$34,412	$30,950	$28,891
Stock-based compensation expense		(994)	(558)	(614)
Tax effect		141	142	110
Net income pro forma		$33,559	$30,534	$28,387

Basic net income per share	As reported	$2.31	$2.09	$1.95
	Pro forma	2.25	2.06	1.92

Diluted net income per share	As reported	$2.27	$2.05	$1.93
	Pro Forma	2.22	2.02	1.89

The fair value of the options presented above was estimated at the date of the grant using a Black-Scholes option pricing model with the following weighted average assumptions for 2005, 2004, and 2003, respectively: risk-free interest rates of 3.92%, 3.70%, and 2.69%, dividend yields of 3.11%, 3.02%, and 3.29%, volatility factors of the expected market price of the Corporation’s common stock of 0.960, 0.756, and 0.593, and a weighted average expected option life of 6.5, 6.8, and 4.0 years.

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

SFAS No. 123R permits companies to adopt its requirements using either a "modified prospective" method, or a "modified retrospective" method. Under the "modified prospective" method, the compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS No. 123R for all share-based payments granted after that date, and based on the requirements of SFAS No. 123 for all unvested awards granted prior to the effective date of SFAS No. 123R. Under the "modified retrospective" method, the requirements are the same as under the "modified prospective" method, but this method also permits entities to restate financial statements of previous periods based on pro forma disclosures made in accordance with SFAS No. 123. The Corporation currently utilizes a standard option pricing model (i.e., Black-Scholes) to measure the fair value of stock options granted to employees. While SFAS No. 123R permits entities to continue to use such a model, the standard also permits the use of a "lattice" model. The Corporation has not yet determined which model it will use to measure the fair value of employee stock options upon the adoption of SFAS No. 123R. SFAS No. 123R also requires that the benefits associated with the tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after the effective date. These future amounts cannot be estimated, because they depend on, among other things, when employees exercise stock options. However, the amount of operating cash flows recognized in prior periods for such excess tax deductions, as shown in the Corporation's Consolidated Statements of Cash Flows, were $0.7 million, $0.3 million, and $0.2 million, respectively for 2005, 2004, and 2003. The Corporation has not yet determined which of the aforementioned adoption methods it will use.

➢  Accounting for Conditional Asset Retirement Obligations - In March 2005, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations ("FIN 47"), to clarify the term "conditional asset retirement" as used in SFAS 143, Accounting for Asset Retirement Obligations. FIN 47 requires that a liability be recognized for the fair value of a conditional asset retirement obligation when incurred, if the fair value of the liability can be reasonably estimated. Uncertainty about the timing or method of settlement of a conditional asset retirement obligation would be factored into the measurement of the liability when sufficient information exists. This interpretation is effective no later than the end of fiscal years ending after December 15, 2005. Accordingly, the Corporation will adopt FIN 47 no later than the fourth fiscal quarter in 2006. Management is currently assessing the impact FIN 47 may have on the Corporation's consolidated balance sheet; however, the adoption of FIN 47 is not expected to have a material impact on the Corporation's financial position, results of operations, or cash flows.

Reclassification - Certain reclassifications have been made in the prior year consolidated financial statements to conform to current year classifications.

2. Business Combinations

On June 10, 2005, Community Trust Bank, Inc., the bank subsidiary of Community Trust Bancorp, Inc., completed the acquisition of Heritage Community Bank of Danville, Kentucky. All former Heritage Community Bank offices now operate as branch offices of Community Trust Bank, Inc. The Corporation obtained loans totaling approximately $73.7 million, cash and cash equivalents of approximately $8.1 million, and deposits totaling approximately $69.8 million from this acquisition. The total cost of the acquisition, including direct acquisition costs, was $12.4 million. Goodwill and core deposit intangible of approximately $3.9 million was recorded.

3. Cash and Due from Banks

Included in cash and due from banks is noninterest bearing deposits that are required to be held at the Federal Reserve or maintained in vault cash in accordance with regulatory reserve requirements. The balance requirements were $40.0 million and $36.8 million at December 31, 2005 and 2004, respectively. Cash paid during the years ended 2005, 2004, and 2003 for interest was $55.1 million, $36.4 million, and $45.4 million, respectively. Cash paid during the same periods for income taxes was $13.1 million, $11.5 million and $9.3 million, respectively.

4. Securities

Amortized cost and fair value of securities at December 31, 2005 are as follows:

Available-for-Sale and Other
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury and government agencies	$2,005	$0	$0	$2,005
State and political subdivisions	45,911	1,058	(37)	46,932
U.S. agency mortgage-backed pass through certificates	295,822	773	(7,964)	288,631
Collateralized mortgage obligations	1,003	9	0	1,012
Other debt securities	17,500	0	(509)	16,991
Total debt securities	362,241	1,840	(8,510)	355,571
Marketable equity securities	40,000	0	0	40,000
Federal Reserve and Federal Home Loan Bank stock	26,682	0	0	26,682
	$428,923	$1,840	$(8,510)	$422,253

Held-to-Maturity
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
State and political subdivisions	$3,134	$39	$(191)	$2,982
U.S. agency mortgage-backed pass through certificates	45,310	0	(1,764)	43,546
	$48,444	$39	$(1,955)	$46,528

Amortized cost and fair value of securities at December 31, 2004 are as follows:

Available-for-Sale and Other
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury and government agencies	$1,006	$0	$(2)	$1,004
State and political subdivisions	47,048	2,387	0	49,435
U.S. agency mortgage-backed pass through certificates	379,503	2,323	(2,992)	378,834
Collateralized mortgage obligations	2,336	58	0	2,394
Other debt securities	10,000	0	(165)	9,835
Total debt securities	439,893	4,768	(3,159)	441,502
Marketable equity securities	15,700	0	0	15,700
Federal Reserve and Federal Home Loan Bank stock	25,078	0	0	25,078
	$480,671	$4,768	$(3,159)	$482,280

Held-to-Maturity
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury and government agencies	$500	$0	$0	$500
State and political subdivisions	3,285	92	(42)	3,335
U.S. agency mortgage-backed pass through certificates	58,886	0	(774)	58,112
	$62,671	$92	$(816)	$61,947

The amortized cost and fair value of securities at December 31, 2005 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale and Other		Held-to-Maturity
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$3,561	$3,569	$0	$0
Due after one through five years	26,191	26,886	1,390	1,421
Due after five through ten years	18,164	18,481	199	206
Due after ten years	0	0	1,544	1,354
Mortgage-backed securities and collateralized mortgage obligations	296,825	289,644	45,311	43,547
Other securities	17,500	16,991	0	0
Total debt securities	362,241	355,571	48,444	46,528
Marketable equity securities	40,000	40,000	0	0
Federal Reserve and Federal Home Loan Bank stock	26,682	26,682	0	0
	$428,923	$422,253	$48,444	$46,528

There were no significant pre-tax gains or losses realized on sales and calls in 2005. Pre-tax gains of $0.8 million and losses of $0.2 million were realized on sales and calls in 2004, and pre-tax gains of $3.4 million and losses of $0.4 million were realized on sales and calls in 2003.

Securities in the amount of $350 million and $370 million at December 31, 2005 and 2004, respectively, were pledged to secure public deposits, trust funds, repurchase agreements, and advances from the Federal Home Loan Bank.

The Corporation evaluates its investment portfolio on a quarterly basis for impairment. The analysis performed as of December 31, 2005 indicates that all impairment is considered temporary, due primarily to fluctuations in interest rates, and not credit-related. The following tables provide the amortized cost, gross unrealized losses, and fair value, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position as of December 31, 2005.

Available-for-Sale

(in thousands)	Amortized Cost	Gross Unrealized Losses	Fair Value
Less Than 12 Months
States and political subdivision	$4,701	$(37)	$4,664
U.S. agency mortgage-backed pass through certificates	22,669	(723)	21,946
Other debt securities	7,500	(218)	7,282
	34,870	(978)	33,892
12 Months or More
U.S. agency mortgage-backed pass through certificates	244,899	(7,242)	237,657
Other debt securities	10,000	(291)	9,709
	254,899	(7,533)	247,366

Total
States and political subdivision	4,701	(37)	4,664
U.S. agency mortgage-backed pass through certificates	267,568	(7,965)	259,603
Other debt securities	17,500	(509)	16,991
	$289,769	$(8,511)	$281,258

Held-to-Maturity

(in thousands)	Amortized Cost	Gross Unrealized Losses	Fair Value
Less Than 12 Months
States and political subdivision	$1,545	$(191)	$1,354

12 Months or More
U.S. agency mortgage-backed pass through certificates	45,311	(1,764)	43,547

Total
States and political subdivision	1,545	(191)	1,354
U.S. agency mortgage-backed pass through certificates	45,311	(1,764)	43,547
	$46,856	$(1,955)	$44,901

The analysis performed as of December 31, 2004 indicated that all impairment was considered temporary, due primarily to fluctuations in interest rates, and not credit-related. The following tables provide the amortized cost, gross unrealized losses, and fair market value, aggregated by investment category and length of time the individual securities had been in a continuous unrealized loss position as of December 31, 2004.

Available-for-Sale

(in thousands)	Amortized Cost	Gross Unrealized Losses	Fair Value
Less Than 12 Months
U.S. Treasury and government agencies	$1,006	$(2)	$1,004
U.S. agency mortgage-backed pass through certificates	282,272	(2,264)	280,008
Other debt securities	10,000	(165)	9,835
	293,278	(2,431)	290,847
12 Months or More
U.S. agency mortgage-backed pass through certificates	30,070	(728)	29,342

Total
U.S. Treasury and government agencies	1,006	(2)	1,004
U.S. agency mortgage-backed pass through certificates	312,342	(2,992)	309,350
Other debt securities	10,000	(165)	9,835
	$323,348	$(3,159)	$320,189

Held-to-Maturity

(in thousands)	Amortized Cost	Gross Unrealized Losses	Fair Value
Less Than 12 Months
State and political subdivisions	$1,562	$(42)	$1,520
U.S. agency mortgage-backed pass through certificates	58,886	(774)	58,112
	$60,448	$(816)	$59,632

No held-to-maturity securities had been impaired for 12 months or more.

5. Loans

Major classifications of loans, net of unearned income and deferred loan origination costs, are summarized as follows:

(in thousands) December 31	2005	2004
Commercial construction	$115,721	$75,078
Commercial secured by real estate	665,911	613,059
Commercial other	301,828	276,921
Real estate construction	51,232	30,456
Real estate mortgage	542,809	499,410
Consumer	414,920	395,588
Equipment lease financing	14,923	12,007
	$2,107,344	$1,902,519

Not included in the loan balances above are loans held for sale in the amount of $0.1 million at December 31, 2005.

The amount of loans on a non-accruing income status was $12.2 million, $13.8 million, and $9.7 million at December 31, 2005, December 31, 2004, and December 31, 2003, respectively. The total of loans on nonaccrual that are in homogeneous pools and not evaluated individually for impairment were $4.1 million, $5.0 million, and $3.2 million at December 31, 2005, December 31, 2004, and December 31, 2003, respectively. Additional interest which would have been recorded during 2005, 2004, and 2003 if such loans had been accruing interest was approximately $1.3 million, $0.9 million, and $0.9 million, respectively.

  At December 31, 2005, 2004, and 2003, the recorded investment in impaired loans was $8.1 million, $8.8 million, and $6.5 million, respectively. Included in these amounts at December 31, 2005, 2004, and 2003, respectively, were $5.1 million, $6.8 million, and $3.1 million of impaired loans for which specific reserves for loan losses are carried in the amounts of $2.3 million, $3.1 million, and $1.1 million. The average investment in impaired loans for 2005, 2004, and 2003 was $9.0 million, $8.9 million, and $6.6 million, respectively, while interest income of $0.1 million, $0.1 million, and $0.1 million was recognized on cash payments of $1.6 million, $0.4 million, and $0.4 million.

6. Mortgage Banking Activities

Mortgage banking activities primarily include residential mortgage originations and servicing. The following table presents the components of mortgage banking noninterest income.

(in thousands) Year Ended December 31	2005	2004	2003
Net gain on sale of loans held for sale	$1,480	$1,619	$5,693
Net loan servicing income (expense)	559	385	(1,019)
Mortgage banking income	$2,039	$2,004	$4,674

At December 31, 2005, 2004, and 2003, loans serviced for the benefit of others (primarily FHLMC) totaled $372 million, $377 million, and $383 million, respectively. Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors, and processing foreclosures. Net loan servicing income (expense) reflected in the above table includes amortization of servicing rights noted below and loan servicing income of $0.9 million for each of the years ended December 31, 2005, 2004, and 2003.

Activity for capitalized mortgage servicing rights is as follows:

(in thousands)	2005	2004	2003
Balance, beginning of year	$4,225	$6,054	$3,456
Additions	381	480	2,148
Amortized to expense	(638)	(595)	(656)
Valuation adjustments	(308)	(1,714)	1,106
Balance, end of year	$3,660	$4,225	$6,054

Valuation allowance (included in above)	$0	$(615)	$(2,375)

The fair value of capitalized mortgage servicing rights was $3.7 million, $3.6 million, and $3.7 million at December 31, 2005, 2004, and 2003, respectively. Fair value for the year ended December 31, 2005 was determined by a third party valuation using a discount rate of 9.14%, prepayment speeds ranging from 130% to 327%, depending on the stratification of the specific right, and a weighted average default rate of 1.1%.

Amortization expense for the next five years is estimated at approximately $0.6 million annually; however, actual amortization expense will be impacted by serviced loan payoffs that occur during each year.

7. Related Party Transactions

In the ordinary course of business, the Corporation’s banking subsidiary has made loans at prevailing interest rates and terms to directors and executive officers of the Corporation or its subsidiaries, including their associates (as defined by the Securities and Exchange Commission). Management believes such loans were made on substantially the same terms, including interest rate and collateral, as those prevailing at the same time for comparable transactions with other persons. The aggregate amount of these loans at January 1, 2005 was $31.7 million. During 2005, activity with respect to these loans included new loans of $5.6 million, repayment of $3.4 million, and a net decrease of $1.1 million resulting from the change in status of executive officers and directors. As a result of these activities, the aggregate balance of these loans was $32.8 million at December 31, 2005.

8. Allowance for Loan Losses

Activity in the allowance for loan losses was as follows:

(in thousands)	2005	2004	2003
Balance, beginning of year	$27,017	$24,653	$23,271
Provision charged to operations	8,285	8,648	9,332
Recoveries	3,413	3,304	3,754
Charge-offs	(10,968)	(9,588)	(11,704)
Allowance of acquired bank	1,759	0	0
Balance, end of year	$29,506	$27,017	$24,653

9. Premises and Equipment

Premises and equipment are summarized as follows:

(in thousands) December 31	2005	2004
Land and buildings	$63,401	$58,875
Leasehold improvements	5,749	5,333
Furniture, fixtures, and equipment	37,010	33,523
Construction in progress	1,553	765
	107,713	98,496
Less accumulated depreciation and amortization	(49,747)	(45,385)
	$57,966	$53,111

Depreciation and amortization of premises and equipment for 2005, 2004, and 2003 was $4.5 million, $3.9 million, and $3.8 million, respectively.

10. Deposits

Major classifications of deposits are categorized as follows:

(in thousands) December 31	2005	2004
Noninterest bearing deposits	$445,929	$403,792
NOW accounts	19,542	15,101
Money market deposits	383,070	378,531
Savings	215,210	223,953
Certificates of deposit of $100,000 or more	411,749	389,011
Certificates of deposit less than $100,000 and other time deposits	771,051	730,030
	$2,246,551	$2,140,418

Interest expense on deposits is categorized as follows:

(in thousands)	2005	2004	2003
Savings, NOW, and money market accounts	$8,787	$5,360	$6,309
Certificates of deposit of $100,000 or more	12,635	8,080	10,092
Certificates of deposit less than $100,000 and other time deposits	21,589	15,020	20,809
	$43,011	$28,460	$37,210

11. Advances from Federal Home Loan Bank

Federal Home Loan Bank advances consisted of the following monthly amortizing and term borrowings at December 31:

(in thousands)	2005	2004
Monthly amortizing	$1,835	$2,391
Term	121,000	160,000
	$122,835	$162,391

The advances from the Federal Home Loan Bank that require monthly principal payments were due for repayment as follows:

	Principal Payments Due by Period at December 31, 2005
(in thousands)	Total	Within 1 Year	1-5 Years	5-10 Years	After 10 Years
Outstanding advances, weighted average interest rate - 5.06%	$1,835	$632	$1,148	$37	$18

	Principal Payments Due by Period at December 31, 2004
(in thousands)	Total	Within 1 Year	1-5 Years	5-10 Years	After 10 Years
Outstanding advances, weighted average interest rate - 5.33%	$2,391	$604	$1,120	$646	$21

The term advances that require the total payment to be made at maturity follow:

(in thousands) December 31	2005	2004
Advance #143, 2.37%, due 8/30/05	$0	$40,000
Advance #144, 2.88%, due 8/30/06	40,000	40,000
Advance #145, 3.31%, due 8/30/07	40,000	40,000
Advance #146, 3.70%, due 8/30/08	40,000	40,000
Advance #148, 1.76%, due 6/6/13	1,000	0
	$121,000	$160,000

The advances are collateralized by Federal Home Loan Bank stock of $22.4 million and certain first mortgage loans totaling $165.8 million as of December 31, 2005. Advances totaling $122.8 million at December 31, 2005 had fixed interest rates ranging from 1.00% to 7.05% with a weighted average rate of 3.31%. The term advance #148 was obtained in connection with the acquisition of Heritage Community Bank of Danville on June 10, 2005.

12. Borrowings

Short-term debt is categorized as follows:

(in thousands) December 31	2005	2004
Subsidiaries:
Repurchase agreements	$129,156	$88,404
Federal funds purchased	17,485	4,240
	$146,641	$92,644

On April 29, 2005, the Corporation entered into a revolving note agreement for a line of credit in the amount of $12 million, all of which is currently available to meet any future cash needs. The agreement will mature on April 28, 2006. The Corporation expects to renew this agreement upon maturity.

All federal funds purchased and the majority of repurchase agreements mature and reprice daily. The average rates paid for federal funds purchased and repurchase agreements on December 31, 2005 were 4.15% and 4.00%, respectively.

The maximum balance for federal funds purchased and repurchase agreements at any month-end during 2005 occurred at December 31, 2005, with a month-end balance of $146.6 million.

Long-term debt is categorized as follows:

(in thousands) December 31	2005	2004
Parent:
Junior subordinated debentures, 9.00%, due 3/31/27	$34,500	$34,500
Junior subordinated debentures, 8.25%, due 3/31/32	25,000	25,000
	$59,500	$59,500

13. Federal Income Taxes

The components of the provision for income taxes, exclusive of tax effect of unrealized securities gains, are as follows:

(in thousands)	2005	2004	2003
Current income taxes	$14,661	$11,050	$11,472
Deferred income taxes	745	1,886	561
	$15,406	$12,936	$12,033

The components of the net deferred tax asset as of December 31 are as follows:

(in thousands)	2005	2004
Deferred tax assets
Allowance for loan losses	$10,327	$9,729
Net operating loss carryfoward	981	0
Interest on nonperforming loans	865	767
Other	1,733	1,271
Total deferred tax assets	13,906	11,767

Deferred tax liabilities
Depreciation	(9,217)	(7,775)
FHLB stock dividends	(3,984)	(3,586)
Other	(1,730)	(2,222)
Total deferred tax liabilities	(14,931)	(13,583)

Net deferred tax liability	$(1,025)	$(1,816)

On June 10, 2005, the net deferred tax asset recorded as a result of the Danville acquisition totaled $1.5 million. The largest component of the temporary difference was Heritage Community Bank's net operating loss carryfoward which totaled $1.1 million at the time of acquisition.

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

(in thousands)	2005	2004	2003
Tax at statutory rate	$17,436	$15,360	$14,323
Tax-exempt interest	(1,025)	(1,023)	(1,037)
Housing and new market credits	(406)	(903)	(747)
Other, net	(599)	(498)	(506)
	$15,406	$12,936	$12,033

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

The Corporation currently contributes 4% of covered employees’ gross wages to the employee stock ownership plan (ESOP) portion of the plan. The ESOP uses the contribution to acquire shares of the Corporation’s common stock. The KSOP plan owned 1,105,393 shares of Corporation stock at December 31, 2005. Substantially all shares owned by the KSOP were allocated to employees’ accounts at December 31, 2005. The market price of the shares at the date of allocation is essentially the same as the market price at the date of purchase.

The total retirement plan expense, including KSOP expense, for 2005, 2004, and 2003 was $2.0 million, $1.8 million and $1.6 million, respectively.

The Corporation currently maintains two incentive stock option plans covering key employees; however, only one plan is active. The 1998 Stock Option Plan ("1998 Plan") was approved by the Board of Directors and the Shareholders in 1998. The 1998 Plan had 1,046,831 shares authorized, 252,981 of which were available at December 31, 2005 for future grants. All options granted have a maximum term of ten years. Options granted as management retention options vest after five years; all other options vest ratably over four years.

The Corporation has elected to follow APB Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations in accounting for its employee stock options. Under APB Opinion No. 25, because the exercise price of all employee stock options equals the market price of the underlying stock on the date of the grant, no compensation expense is recognized.

The Corporation’s stock option activity for the 1998 Plan for the years ended December 31, 2005, 2004, and 2003 is summarized as follows:

December 31	2005		2004		2003
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of year	614,061	$18.25	600,913	$16.75	566,218	$15.66
Granted	107,996	30.88	75,900	27.77	126,719	20.98
Exercised	(61,810)	14.54	(52,292)	15.07	(41,353)	15.96
Forfeited/expired	(38,754)	18.99	(10,460)	17.07	(50,671)	15.74
Outstanding at end of year	621,493	$20.77	614,061	$18.25	600,913	$16.75

Exercisable at end of year	115,440	$16.60	112,185	$15.81	43,538	$13.26

The 1998 Stock Option Plan had options with the following remaining lives at December 31, 2005:

1998 Option Plan
Remaining Life	Outstanding Options	Weighted Average Price
Three years	3,206	$15.29
Four years	70,804	14.56
Five years	74,536	11.83
Six years	80,694	16.81
Seven years	219,634	20.38
Eight years	71,775	27.81
Nine years	100,844	30.88
Total outstanding	621,493
Weighted average price		$20.77

The 1989 Stock Option Plan ("1989 Plan") has no remaining options available for grant. The maximum term is ten years. Options granted as management retention options vest after five years; all other options vest ratably over four years.

The Corporation’s stock option activity for the 1989 Plan for the years ended December 31, 2005, 2004, and 2003 is summarized as follows:

December 31	2005		2004		2003
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of year	93,645	$13.29	107,852	$13.35	132,917	$13.38
Exercised	(57,026)	12.42	(13,212)	13.28	(25,065)	13.52
Forfeited/expired	0	0.00	(995)	19.47	0	0.00
Outstanding at end of year	36,619	$14.65	93,645	$13.29	107,852	$13.35

Exercisable at end of year	36,619	$14.65	93,645	$13.29	107,852	$13.35

The 1989 Stock Option Plan had options with the following remaining lives at December 31, 2005:

1989 Option Plan
Remaining Life	Outstanding Options	Weighted Average Price
One year or less	31,787	$13.94
Two years	4,832	19.33
Total outstanding	36,619
Weighted average price		$14.65

No options were granted in 2005, 2004, or 2003 from the 1989 Plan.

The weighted average fair value of options granted during the years 2005, 2004, and 2003 was $9.72, $7.75, and $4.53 per share, respectively.

15. Operating Leases

Certain premises and equipment are leased under operating leases. Additionally, certain premises are leased or subleased to third parties. Minimum non-cancellable rental payments and rental receipts are as follows:

(in thousands)	Payments	Receipts
2006	$1,335	$785
2007	1,042	773
2008	769	686
2009	625	567
2010	554	499
Thereafter	7,650	7,019
	$11,975	$10,329

Rental expense net of rental income under operating leases was $0.7 million in 2005 and $0.5 million each year in 2004 and 2003.

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

Other Financial Instruments - The estimated fair value for other financial instruments and off-balance sheet loan commitments approximates cost at December 31, 2005 and 2004. Off-balance sheet loan commitments at December 31, 2005 and 2004 were $435.9 million and $366.1 million, respectively.

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

(in thousands) December 31	2005		2004
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets
Cash and cash equivalents	$122,211	$122,211	$129,580	$129,580
Securities	470,697	468,781	544,951	544,227
Loans and loans held for sale	2,107,479	2,099,335	1,902,519	1,895,139
	$2,700,387	$2,690,327	$2,577,050	$2,568,946

Financial liabilities
Deposits	$2,246,551	$2,236,357	$2,140,418	$2,143,750
Short-term borrowings	146,641	146,308	92,644	92,369
Advances from Federal Home Loan Bank	122,835	117,260	162,391	156,364
Long-term debt	59,500	61,412	59,500	66,390
	$2,575,527	$2,561,337	$2,454,953	$2,458,873

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

At December 31, the Bank had the following off-balance sheet financial instruments, whose approximate contract amounts represent additional credit risk to the Corporation:

(in thousands)	2005	2004
Standby letters of credit	$54,948	$39,313
Commitments to extend credit	380,904	326,784

Standby letters of credit represent conditional commitments to guarantee the performance of a third party. The credit risk involved is essentially the same as the risk involved in making loans. At December 31, 2005, the Corporation maintained a credit loss reserve of approximately $20 thousand relating to these financial standby letters of credit. The reserve coverage calculation was determined using essentially the same methodology used for the allowance for loan losses. Approximately 93% of the total standby letters of credit are secured, with $36.4 million of the total $54.9 million secured by cash. Collateral for the remaining secured standby letters of credit varies but is comprised primarily of accounts receivable, inventory, property, equipment, and income-producing properties.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The Bank evaluates each customer’s credit-worthiness on a case-by-case basis. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. A portion of the commitments is to extend credit at fixed rates. Fixed rate loan commitments at December 31, 2005 of $20.9 million had interest rates and terms ranging predominantly from 5.00% to 6.99% and 6 months to 1 year, respectively. These credit commitments were based on prevailing rates, terms, and conditions applicable to other loans being made at December 31, 2005.

18. Concentrations of Credit Risk

The Corporation’s banking subsidiary grants commercial, residential, and consumer loans to customers primarily located in eastern, northeast, central, and south central Kentucky and southern West Virginia. The Bank is continuing to manage all components of its portfolio mix in a manner to reduce risk from changes in economic conditions. Concentrations of credit, as defined for regulatory purposes, are reviewed quarterly by management to ensure that internally established limits based on Tier 1 Capital plus the allowance for loan losses are not exceeded. At December 31, 2005 and 2004, the Corporation’s concentration of hotel/motel industry credits were 44% and 41% of Tier 1 Capital plus the allowance for loan losses, respectively. Coal mining and related support industries credits at December 31, 2005 and 2004 based on established limits were 39% and 37% of Tier 1 Capital plus the allowance for loan losses, respectively. Lessors of residential buildings and dwellings credits at December 31, 2005 and 2004 were 31% and 26% of Tier 1 Capital plus the allowance for loan losses, respectively. Single family construction credits at December 31, 2005 and 2004 were 30% and 22% of Tier 1 Capital plus the allowance for loan losses, respectively. These percentages are within the Corporation’s internally established limits regarding concentrations of credit.

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

20. Regulatory Matters

The Corporation’s principal source of funds is dividends received from the subsidiary bank. Regulations limit the amount of dividends that may be paid by the Corporation’s banking subsidiary without prior approval. During 2006, approximately $37.4 million plus any 2006 net profits can be paid by the Corporation’s banking subsidiary without prior regulatory approval.

The Federal Reserve Bank adopted quantitative measures which assign risk weightings to assets and off-balance sheet items and also define and set minimum regulatory capital requirements (risk-based capital ratios). All banks are required to have a minimum Tier 1 (core capital) leverage ratio of 4% of adjusted quarterly average assets, Tier 1 capital of at least 4% of risk-weighted assets, and total capital of at least 8% of risk-weighted assets. Tier 1 capital consists principally of shareholders’ equity including capital-qualifying subordinated debt but excluding unrealized gains and losses on securities available-for-sale, less goodwill and certain other intangibles. Total capital consists of Tier 1 capital plus certain debt instruments and the reserve for credit losses, subject to limitation. Failure to meet certain capital requirements can initiate certain actions by regulators that, if undertaken, could have a direct material effect on the consolidated financial statements of the Corporation. The regulations also define well-capitalized levels of Tier 1 leverage, Tier 1, and total capital as 5%, 6%, and 10%, respectively. The Corporation had Tier 1 leverage, Tier 1, and total capital ratios above the well-capitalized levels at December 31, 2005 and 2004. Management believes, as of December 31, 2005, the Corporation meets all capital adequacy requirements for which it is subject to be defined as well-capitalized under the regulatory framework for prompt corrective action.

Under the current Federal Reserve Board’s regulatory framework, certain capital securities offered by wholly owned unconsolidated trust preferred entities of the Corporation are included as Tier 1 regulatory capital. On March 1, 2005, the Federal Reserve Board adopted a final rule that allows the continued limited inclusion of trust preferred securities in the Tier 1 capital of bank holding companies ("BHCs"). Under the final rule, trust preferred securities and other restricted core capital elements are subject to stricter quantitative limits. The Board's final rule limits restricted core capital elements to 25 percent of all core capital elements, net of goodwill less any associated deferred tax liability. Internationally active BHCs, defined as those with consolidated assets greater than $250 billion or on-balance sheet foreign exposure greater than $10 billion, are subject to a 15 percent limit, but they may include qualifying mandatory convertible preferred securities up to the generally applicable 25 percent limit. Amounts of restricted core capital elements in excess of these limits generally may be included in Tier 2 capital. The final rule provides a five-year transition period, ending March 31, 2009, for application of the quantitative limits. The requirement for trust preferred securities to include a call option has been eliminated, and standards for the junior subordinated debt underlying trust preferred securities eligible for Tier 1 capital treatment have been clarified. The final rule addresses supervisory concerns, competitive equity considerations, and the accounting for trust preferred securities. The final rule also strengthens the definition of regulatory capital by incorporating longstanding Board policies regarding the acceptable terms of capital instruments included in banking organizations' Tier 1 or Tier 2 capital. The final rule did not have a material impact on the Corporation's regulatory ratios.

Consolidated Capital Ratios

	Actual		For Capital Adequacy Purposes		To Be Well-Capitalized Under Prompt Corrective Action Provision
(in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2005:
Tier 1 capital
(to average assets)	$250,375	8.94%	$112,025	4.00%	$140,031	5.00%
Tier 1 capital
(to risk weighted assets)	250,375	11.52	86,936	4.00	130,404	6.00
Total capital
(to risk weighted assets)	277,520	12.76	173,994	8.00	217,492	10.00

As of December 31, 2004:
Tier 1 capital
(to average assets)	$230,784	8.78%	$105,141	4.00%	$131,426	5.00%
Tier 1 capital
(to risk weighted assets)	230,784	11.82	78,099	4.00	117,149	6.00
Total capital
(to risk weighted assets)	255,172	13.07	156,188	8.00	195,235	10.00

21. Parent Company Financial Statements

Condensed Balance Sheets

(in thousands) December 31	2005	2004
Assets:
Cash on deposit	$4,876	$4,885
Investment in and advances to subsidiaries	303,173	287,281
Excess of cost over net assets acquired (net of accumulated amortization)	4,973	4,973
Other assets	6,213	4,462
Total assets	$319,235	$301,601

Liabilities and shareholders’ equity:
Subordinated debt	$61,341	$61,341
Other liabilities	3,949	4,091
Total liabilities	65,290	65,432

Shareholders’ equity	253,945	236,169

Total liabilities and shareholders’ equity	$319,235	$301,601

Condensed Statements of Income

(in thousands) Year Ended December 31	2005	2004	2003
Income:
Dividends from subsidiary banks	$17,160	$17,810	$18,660
Securities gains/losses	0	51	0
Other income	232	237	79
Total income	17,392	18,098	18,739

Expenses:
Interest expense	5,414	5,414	5,415
Other expenses	1,006	1,096	1,018
Total expenses	6,420	6,510	6,433

Income before income taxes and equity in undistributed income of subsidiaries	10,972	11,588	12,306
Applicable income taxes	(2,167)	(2,609)	(2,715)
Income before equity in undistributed income of subsidiaries	13,139	14,197	15,021
Equity in undistributed income of subsidiaries	21,273	16,753	13,870

Net income	$34,412	$30,950	$28,891

Condensed Statements of Cash Flows

(in thousands) Year Ended December 31	2005	2004	2003
Cash flows from operating activities:
Net income	$34,412	$30,950	$28,891
Adjustments to reconcile net income to net cash provided by operating activities:
Gains on sales of assets	0	(51)	0
Equity in undistributed earnings of subsidiaries	(21,273)	(16,753)	(13,870)
Change in other assets and liabilities, net	(1,893)	(841)	2,833
Net cash provided by operating activities	11,246	13,305	17,854

Cash flows from investing activities:
Proceeds from sale of investment securities	0	250	0
Other	0	0	(2,066)
Net cash provided by (used in) investing activities	0	250	(2,066)

Cash flows from financing activities:
Dividends paid	(14,619)	(12,854)	(11,055)
Issuance of common stock	3,364	1,831	1,820
Purchase of common stock	0	(1,400)	(5,110)
Other	0	46	0
Net cash used in financing activities	(11,255)	(12,377)	(14,345)

Net increase (decrease) in cash and cash equivalents	(9)	1,178	1,443
Cash and cash equivalents at beginning of year	4,885	3,707	2,264
Cash and cash equivalents at end of year	$4,876	$4,885	$3,707

22. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

Year Ended December 31	2005	2004	2003
Numerator:
Net income (in thousands)	$34,412	$30,950	$28,891

Denominator:
Basic earnings per share:
Weighted average shares	14,907,706	14,811,493	14,820,915
Diluted earnings per share:
Effect of dilutive securities - stock options	231,710	270,985	223,982
Adjusted weighted average shares	15,139,416	15,082,478	15,044,897

Earnings per share:
Basic earnings per share	$2.31	$2.09	$1.95
Diluted earnings per share	2.27	2.05	1.93

At December 31, 2005, all outstanding stock options were used in the computation of diluted earnings per share. At December 31, 2004, 33,000 stock options at a price of $28.64 were outstanding and were not used in the computation of diluted earnings per share because their exercise price was greater than the average market value of the common stock. At December 31, 2003, all outstanding stock options were used in the computation of diluted earnings per share.

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

(in thousands)	2005	2004	2003
Reclassification adjustment, pretax:
Change in unrealized net gains arising during year	$(8,276)	$(5,203)	$(915)
Reclassification adjustment for net gains included in net income	(3)	(639)	(3,042)
Change in unrealized gains on securities available-for-sale	(8,279)	(5,842)	(3,957)
Related tax effects:
Change in unrealized net gains arising during year	(2,897)	(1,821)	(320)
Reclassification adjustment for net gains included in net income	(1)	(224)	(1,065)
Change in net deferred tax liability	(2,898)	(2,045)	(1,385)
Reclassification adjustment, net of tax:
Change in unrealized net gains arising during year	(5,379)	(3,382)	(595)
Reclassification adjustment for net gains included in net income	(2)	(415)	(1,977)
Change in other comprehensive income	$(5,381)	$(3,797)	$(2,572)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Community Trust Bancorp, Inc.
Pikeville, Kentucky

We have audited the accompanying consolidated statements of financial condition of Community Trust Bancorp, Inc. and its subsidiaries (the “Corporation”) as of December 31, 2005 and 2004, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2005. These consolidated financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Community Trust Bancorp, Inc. and its subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 9, 2006 expressed an unqualified opinion on management's assessment of the effectiveness of the Corporation's internal control over financial reporting and an unqualified opinion on the effectiveness of the Corporation's internal control over financial reporting.

/s/ Deloitte & Touche LLP
Deloitte & Touche LLP
Louisville, Kentucky
March 9, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Community Trust Bancorp, Inc.
Pikeville, Kentucky

We have audited management's assessment, included in the accompanying Management Report on Internal Control, that Community Trust Bancorp, Inc. and its subsidiaries (the “Corporation”) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Because management's assessment and our audit were conducted to meet the reporting requirements of Section 112 of the Federal Deposit Insurance Corporation Improvement Act (FDICIA), management's assessment and our audit of the Corporation’s internal control over financial reporting included controls over the preparation of the schedules equivalent to the basic financial statements in accordance with the instructions for the Federal Financial Institutions Examination Council Instructions for Consolidated Reports of Condition and Income for Schedules RC, RI, and RI-A. The Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Corporation’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing, and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

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

In our opinion, management's assessment that the Corporation maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also, in our opinion, the Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have not examined and, accordingly, we do not express an opinion or any other form of assurance on management's statement referring to compliance with laws and regulations.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2005 of the Corporation and our report dated March 9, 2006 expressed an unqualified opinion on those consolidated financial statements.

/s/ Deloitte & Touche LLP
Deloitte & Touche LLP
Louisville, Kentucky
March 9, 2006

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

The Corporation's management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. As of December 31, 2005, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and the Executive Vice President/Treasurer, of the effectiveness of the design and operation of the Corporation's disclosure controls and procedures. Based on that evaluation, management concluded that disclosure controls and procedures as of December 31, 2005 were effective in ensuring material information required to be disclosed in this annual report on Form 10-K was recorded, processed, summarized, and reported on a timely basis. Additionally, there were no changes in the Corporation's internal control over financial reporting that occurred during the year ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, the Corporation's internal control over financial reporting.

Management's responsibilities related to establishing and maintaining effective disclosure controls and procedures include maintaining effective internal controls over financial reporting that are designed to produce reliable financial statements in accordance with accounting principles generally accepted in the United States. There have been no significant changes in the Corporation's internal controls or in other factors that could significantly affect internal controls subsequent to December 31, 2005.

MANAGEMENT REPORT ON INTERNAL CONTROL

We, as management of Community Trust Bancorp, Inc. and its subsidiaries (“the Corporation”), are responsible for establishing and maintaining adequate internal control over financial reporting. Pursuant to the rules and regulations of the Securities and Exchange Commission, internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

All internal control systems, no matter how well designed, have inherent limitations, including the possibility of human error and the circumvention of overriding controls. Accordingly, even effective internal control can provide only reasonable assurance with respect to financial statement preparation. Further, because of changes in conditions, the effectiveness of internal control may vary over time.

Because of the inherent limitations, any system of internal control over financial reporting, no matter how well designed, may not prevent or detect misstatements due to the possibility that a control can be circumvented or overridden or that misstatements due to error or fraud may occur that are not detected. Also, projections of the effectiveness to future periods are subject to the risk that the internal controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures included in such controls may deteriorate.

Management has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2005 based on the control criteria established in a report entitled Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, we have concluded that the Corporation’s internal control over financial reporting is effective as of December 31, 2005.

The registered independent public accounting firm of Deloitte & Touche LLP, as auditors of the Corporation’s consolidated financial statements, has issued an attestation report on management’s assessment of the Corporation’s internal control over financial reporting.

Date: March 9, 2006	By:	/s/ Jean R. Hale
Jean R. Hale
Chairman, President and Chief Executive Officer

/s/ Kevin J. Stumbo
Kevin J. Stumbo
Executive Vice President and Treasurer

Item 9B. Other Information

None

PART III

Items 10 and 11. Directors and Executive Officers of the Registrant and Executive Compensation

The information required by these Items other than the information set forth above under Part I, "Executive Officers of the Registrant," is omitted because the Corporation is filing a definitive proxy statement pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report which includes the required information. The required information contained in the Corporation’s proxy statement is incorporated herein by reference.

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

Equity Compensation Plan Information

The following table provides information as of December 31, 2005, with respect to compensation plans under which common shares of the Corporation are authorized for issuance to officers or employees in exchange for consideration in the form of services provided to the Corporation and/or its subsidiaries. The Corporation currently maintains two incentive stock option plans covering key employees; however, only one plan is active. The 1998 Stock Option Plan ("1998 Plan") was approved by the Board of Directors and the Shareholders in 1998. The 1998 Plan had 1,046,831 shares authorized, 252,981 of which were available at December 31, 2005 for future grants. The 1989 Stock Option Plan ("1989 Plan") was approved by the Board of Directors and the Shareholders in 1989. The 1989 Stock Option Plan ("1989 Plan") has no remaining options available for grant.

	A	B	C
Plan Category	Number of Common Shares to be Issued Upon Exercise of Outstanding Options	Weighted Average Exercise Price of Issuance Outstanding Options	Number of Securities Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in Column A)

Equity compensation plans approved by shareholders	658,112	$ 20.43	252,981

Equity compensation plans not approved by shareholders	0	0	0

Total	658,112	$ 20.43	252,981

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

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

10.5	Senior Management Incentive Compensation Plan (2006)

21	List of subsidiaries

23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm

31.1	Certification of Principal Executive Officer (Jean R. Hale, Chairman, President and CEO)

31.2	Certification of Principal Financial Officer (Kevin J. Stumbo, Executive Vice President and Treasurer)

32.1	Certification of Jean R. Hale, Chairman, President and CEO, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)

32.2	Certification of Kevin J. Stumbo, Executive Vice President and Treasurer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Exhibits

The response to this portion of Item 15 is submitted as a separate section of this report.

(c) Financial Statement Schedules

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf the undersigned, thereunto duly authorized.

COMMUNITY TRUST BANCORP, INC.

Date: March 15, 2006	By:	/s/ Jean R. Hale
Jean R. Hale
Chairman, President and CEO

/s/ Kevin J. Stumbo
Kevin J. Stumbo
Executive Vice President and Treasurer

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

March 15, 2006	/s/ Jean R. Hale	Chairman, President, and Chief Executive Officer
Jean R. Hale

March 15, 2006	/s/ Kevin J. Stumbo	Executive Vice President and Treasurer
Kevin J. Stumbo

March 15, 2006	/s/ Charles J. Baird	Director
Charles J. Baird

March 15, 2006	/s/ Nick A. Cooley	Director
Nick A. Cooley

March 15, 2006	/s/ William A. Graham, Jr.	Director
William A. Graham, Jr.

March 15, 2006	/s/ James E. McGhee, II	Director
James E. McGhee II

March 15, 2006	/s/ M. Lynn Parrish	Director
M. Lynn Parrish

March 15, 2006	/s/ James R. Ramsey	Director
James R. Ramsey

March 15, 2006	/s/ Paul E. Patton	Director
Paul E. Patton

COMMUNITY TRUST BANCORP, INC. AND SUBSIDIARIES
INDEX TO EXHIBITS

Exhibit No.	Description of Exhibits
3.1	Articles of Incorporation for the Corporation (incorporated herein by reference)

3.2	By-laws of the Corporation as amended through the date of this filing (incorporated herein by reference)

10.1	Community Trust Bancorp, Inc. Savings and Employee Stock Ownership Plan (Revised November 2002) (incorporated herein by reference)

10.2	Second restated Pikeville National Corporation 1989 Stock Option Plan (commonly known as Community Trust Bancorp, Inc. 1989 Stock Option Plan) (incorporated herein by reference)

10.3	Community Trust Bancorp, Inc. 1998 Stock Option Plan (incorporated herein by reference)

10.4	Form of Severance Agreement between Community Trust Bancorp, Inc. and executive officers (currently in effect with respect to eleven executive officers) (incorporated herein by reference)

10.5	Senior Management Incentive Compensation Plan (2006)

21	List of subsidiaries

23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm

31.1	Certification of Principal Executive Officer (Jean R. Hale, Chairman, President and CEO)

31.2	Certification of Principal Financial Officer (Kevin J. Stumbo, Executive Vice President and Treasurer)

32.1	Certification of Jean R. Hale, Chairman, President and CEO, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)

32.2	Certification of Kevin J. Stumbo, Executive Vice President and Treasurer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002