Form 10-Q
period 2006-03-31
COMMUNITY TRUST BANCORP INC /KY/
filed 2006-05-09
CIK 350852

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	Accelerated filer ✓	Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	No ✓

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common stock - 15,030,043 shares outstanding at April 30, 2006

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

The accompanying information has not been audited by independent registered public accountants; however, in the opinion of management such information reflects all adjustments necessary for a fair presentation of the results for the interim period. All such adjustments are of a normal and recurring nature.

The accompanying condensed consolidated financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all of the disclosures normally required by accounting principles generally accepted in the United States of America or those normally made in the Registrant's annual report on Form 10-K. Accordingly, the reader of the Form 10-Q should refer to the Registrant's Form 10-K for the year ended December 31, 2005 for further information in this regard.

Community Trust Bancorp, Inc.
Condensed Consolidated Balance Sheets
(unaudited)

	March 31	December 31
(dollars in thousands)	2006	2005
Assets:
Cash and due from banks	$84,977	$91,066
Federal funds sold	75,293	31,145
Securities available-for-sale at fair value (amortized cost of $491,688 and $402,241, respectively)	484,323	395,572
Securities held-to-maturity at amortized cost (fair value of $44,531 and $46,528, respectively)	46,690	48,444
Loans held for sale	1,367	135

Loans	2,101,236	2,107,344
Allowance for loan losses	(28,124)	(29,506)
Net loans	2,073,112	2,077,838

Premises and equipment, net	57,695	57,966
Goodwill	63,523	63,523
Core deposit intangible (net of accumulated amortization of $4,477 and $4,319, respectively)	3,027	3,186
Federal Reserve Bank and Federal Home Loan Bank stock	26,999	26,682
Other assets	50,787	53,656
Total assets	2,967,793	2,849,213

Liabilities and shareholders’ equity:
Deposits
Noninterest bearing	463,169	445,929
Interest bearing	1,846,622	1,800,622
Total deposits	2,309,791	2,246,551

Repurchase agreements	161,538	129,156
Federal funds purchased and other short-term borrowings	32,020	17,485
Advances from Federal Home Loan Bank	122,690	122,835
Long-term debt	59,500	59,500
Other liabilities	22,422	19,741
Total liabilities	2,707,961	2,595,268

Shareholders’ equity:
Preferred stock, 300,000 shares authorized and unissued
Common stock, $5 par value, shares authorized 25,000,000;
Shares outstanding 2006 - 15,015,208; 2005 - 14,997,369	75,076	74,987
Capital surplus	148,009	147,626
Retained earnings	41,533	35,667
Accumulated other comprehensive loss, net of tax	(4,786)	(4,335)
Total shareholders’ equity	259,832	253,945

Total liabilities and shareholders’ equity	$2,967,793	$2,849,213

See notes to condensed consolidated financial statements.

Community Trust Bancorp, Inc.
Condensed Consolidated Statements of Income and Other Comprehensive Income
(unaudited)

	Three Months Ended
	March 31
(in thousands except per share data)	2006	2005

Interest income:
Interest and fees on loans, including loans held for sale	$38,083	$30,467
Interest and dividends on securities
Taxable	4,440	4,757
Tax exempt	520	537
Other, including interest on federal funds sold	924	442
Total interest income	43,967	36,203

Interest expense:
Interest on deposits	13,830	8,946
Interest on repurchase agreements and other short-term borrowings	1,846	619
Interest on advances from Federal Home Loan Bank	1,001	1,240
Interest on long-term debt	1,314	1,314
Total interest expense	17,991	12,119

Net interest income	25,976	24,084
Provision for loan losses	0	1,367
Net interest income after provision for loan losses	25,976	22,717

Noninterest income:
Service charges on deposit accounts	4,552	4,047
Gains on sales of loans, net	304	305
Trust income	881	740
Other	2,387	2,908
Total noninterest income	8,124	8,000

Noninterest expense:
Salaries and employee benefits	10,965	10,261
Occupancy, net	1,772	1,541
Equipment	1,214	998
Data processing	921	1,140
Legal and professional fees	627	834
Stationery, printing, and office supplies	281	373
Taxes other than payroll, property, and income	829	787
FDIC insurance	72	72
Other	3,396	3,201
Total noninterest expense	20,077	19,207

Income before income taxes	14,023	11,510
Income taxes	4,255	3,549
Net income	9,768	7,961

Other comprehensive income, net of tax:
Unrealized holding losses on securities available-for-sale	(451)	(2,929)
Comprehensive income	$9,317	$5,032

Basic earnings per share	$0.65	$0.54
Diluted earnings per share	0.64	0.53

Weighted average shares outstanding-basic	15,011	14,857
Weighted average shares outstanding-diluted	15,252	15,148

See notes to condensed consolidated financial statements.

Community Trust Bancorp, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Three months ended
	March 31
(in thousands)	2006	2005

Cash flows from operating activities:
Net income	$9,768	$7,961
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,446	1,213
Provision for loan and other real estate losses	24	1,367
Gains on sale of mortgage loans held for sale	(304)	(305)
Gains (losses) on sale of assets, net	(30)	(6)
Proceeds from sale of mortgage loans held for sale	14,991	12,817
Funding of mortgage loans held for sale	(15,919)	(12,512)
Amortization of securities premiums, net	299	376
Changes in:
Other liabilities	2,681	2,606
Other assets	2,335	871
Net cash provided by operating activities	15,291	14,388

Cash flows from investing activities:
Securities available-for-sale:
Proceeds from sales	10,000	1,800
Proceeds from prepayments and maturities	16,248	19,456
Purchase of securities	(115,955)	(11,232)
Securities held-to-maturity:
Proceeds from prepayments and maturities	1,715	2,849
Change in loans, net	4,377	(36,320)
Purchase of premises, equipment, and other real estate	(1,016)	(531)
Proceeds from sale of premises and equipment	2	21
Proceeds from sale of other real estate and other repossessed assets	848	539
Additions in other real estate owned	(33)	(153)
Net cash used in investing activities	(83,814)	(23,571)

Cash flows from financing activities:
Change in deposits, net	63,240	25,438
Change in repurchase agreements and other short-term borrowings, net	46,917	27,118
Payments on advances from Federal Home Loan Bank	(145)	(136)
Issuance of common stock	440	437
Excess tax benefits from stock-based compensation	33	0
Dividends paid	(3,903)	(3,566)
Net cash provided by financing activities	106,582	49,291
Net increase in cash and cash equivalents	38,059	40,108
Cash and cash equivalents at beginning of year	122,211	129,580
Cash and cash equivalents at end of period	$160,270	$169,688

See notes to condensed consolidated financial statements.

Community Trust Bancorp, Inc.
Notes to Condensed Consolidated Financial Statements

Note 1 - Summary of Significant Accounting Policies

In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments (which consist of normal recurring accruals) necessary, to present fairly the condensed consolidated financial position as of March 31, 2006, the results of operations for the three months ended March 31, 2006 and 2005, and the cash flows for the three months ended March 31, 2006 and 2005. In accordance with accounting principles generally accepted in the United States of America for interim financial information, these statements do not include certain information and footnote disclosures required by accounting principles generally accepted in the United States of America for complete annual financial statements. Financial information as of December 31, 2005 has been derived from the audited consolidated financial statements of Community Trust Bancorp, Inc. (the “Corporation”). The results of operations for the three months ended March 31, 2006 and 2005 and the cash flows for the three months ended March 31, 2006 and 2005 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2005, included in the Corporation's Annual Report on Form 10-K.

Principles of Consolidation - The unaudited condensed consolidated financial statements include the accounts of the Corporation and its separate and distinct, wholly owned subsidiaries Community Trust Bank, Inc. (the “Bank”) and Community Trust and Investment Company. All significant intercompany transactions have been eliminated in consolidation.

➢  Stock-Based Employee Compensation - In December 2004, Statement of Financial Accounting Standards ("SFAS") No. 123R, Share-Based Payment, was issued. SFAS No. 123R is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123R requires the cost resulting from all share-based payment transactions be recognized in the financial statements, and establishes fair value as the measurement objective in accounting for share-based payment arrangements. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin Number 107 that provided additional guidance to public companies relating to share-based payment transactions and the implementation of SFAS 123R. On January 1, 2006, the Corporation adopted SFAS No. 123R using the “modified prospective” method. As further discussed under Note 2 - Stock-Based Compensation, the adoption of SFAS 123R resulted in $161 thousand of compensation expense for the three months ended March 31, 2006.

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

➢  Accounting for Servicing of Financial Assets - In March 2006, SFAS No. 156, Accounting for Servicing of Financial Assets, was issued. SFAS No. 156 amends SFAS No. 140, Accounting Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS No. 156 (1) requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset; (2) requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value; (3) if practicable, permits an entity to choose either the amortization or fair value method following subsequent measurement methods for each class of separately recognized servicing assets and servicing liabilities; (4) and at its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, provided that the available-for-sale securities are identified in some manner as offsetting the entity's exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value. SFAS No. 156 requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. SFAS No. 156 is effective as of the first of the fiscal year beginning after September 15, 2006. The adoption of this statement is not expected to have a material effect on the Corporation's consolidated financial statements.

Note 2 - Stock-Based Compensation

On January 1, 2006, the Corporation adopted SFAS No. 123R which requires that companies measure and recognize compensation expense at an amount equal to the fair value of share-based payments granted under compensation arrangements. Prior to January 1, 2006, the Corporation accounted for its stock-based compensation plans under the recognition and measurement principles of APB Opinion 25 and related interpretations, and no compensation expense was recognized for stock option grants since all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant.

The Corporation adopted SFAS 123R using the “modified prospective” method, which results in no restatement of prior period amounts. Under this method, the provisions of SFAS 123R apply to all awards granted or modified after the date of adoption. In addition, compensation expense must be recognized for any unvested stock option awards outstanding as of the date of adoption over the remaining vesting period. The Corporation calculates the fair value of options using a Black-Scholes option pricing model. For the three months ended March 31, 2006, the Corporation’s compensation expense related to stock option grants was $161 thousand ($95 thousand after tax and $0.01 per basic and diluted share) and as of March 31, 2006, there was a total of $2.0 million of unrecognized compensation expense related to unvested stock option awards that will be recognized as expense as the awards vest over a weighted average period of 1.57 years. SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation expense to be reported in the Statement of Cash Flows as a financing cash inflow rather than an operating cash inflow. In addition, SFAS 123R required a modification to the Corporation’s calculation of the dilutive effect of stock option awards on earnings per share. For companies that adopt SFAS 123R using the “modified prospective” method, disclosure of pro forma information for periods prior to adoption must continue to be made. The following table sets forth the effect of the change from applying the Corporation's previous method of accounting for share-based payment arrangements with employees:

(in thousands except per share data)	Current Method	Previous Method
Income from continuing operations	$14,023	$14,184

Income before income taxes	14,023	14,184

Net income	9,768	9,863

Cash flow from operations	15,291	15,324

Cash flow from financing activities	106,582	106,549

Basic earnings per share	0.65	0.64

Diluted earnings per share	0.64	0.63

The following table sets forth the pro forma effect on net income and earnings per share as if the fair value method had been applied to the three month period ended March 31, 2005:

Three Months Ended
March 31
(in thousands except per share data)	2005
Net income, as reported	$7,961
Less: Total stock-based employee compensation expense determined under a
fair value based method for all awards, net of related income tax effect	(216)
Pro forma net income	$7,745

Earnings per share:
Basic - as reported	$0.54
Basic - pro forma	0.52
Diluted - as reported	0.53
Diluted - pro forma	0.51

The fair value of options granted during the three months ended March 31, 2006 and 2005 was established at the date of grant using a Black-Scholes option pricing model with the weighted average assumptions as follows:

	Three Months Ended
	March 31
	2006	2005
Expected dividend yield	3.21%	3.11%
Risk-free interest rate	4.53%	3.92%
Expected volatility	36.39%	37.66%
Expected term (in years)	7.5	6.5
Weighted average fair value of options	$10.51	$9.72

For stock options granted in 2006, the Corporation has elected to apply the simplified method for “plain vanilla” options to determine the expected term, as provided by the Securities and Exchange Commission’s Staff Accounting Bulletin Number 107.

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

The amortized cost and fair value of securities at March 31, 2006 are summarized as follows:

Available-for-Sale

(in thousands)	Amortized Cost	Fair Value
U.S. Treasury and Government agencies	$2,005	$2,005
State and political subdivisions	45,381	46,220
U.S. agency mortgage-backed pass through certificates	281,846	274,291
Collateralized mortgage obligations	1,002	1,007
Total debt securities	330,234	323,523
Marketable equity securities	161,454	160,800
Total available-for-sale securities	$491,688	$484,323

Held-to-Maturity

(in thousands)	Amortized Cost	Fair Value
State and political subdivisions	$3,134	$2,839
U.S. agency mortgage-backed pass through certificates	43,556	41,692
Total held-to-maturity securities	$46,690	$44,531

The amortized cost and fair value of securities as of December 31, 2005 are summarized as follows:

Available-for-Sale

(in thousands)	Amortized Cost	Fair Value
U.S. Treasury and Government agencies	$2,005	$2,005
State and political subdivisions	45,911	46,932
U.S. agency mortgage-backed pass through certificates	295,822	288,631
Collateralized mortgage obligations	1,003	1,012
Other debt securities	17,500	16,992
Total debt securities	362,241	355,572
Marketable equity securities	40,000	40,000
Total available-for-sale securities	$402,241	$395,572

Held-to-Maturity

(in thousands)	Amortized Cost	Fair Value
State and political subdivisions	$3,134	$2,982
U.S. agency mortgage-backed pass through certificates	45,310	43,546
Total held-to-maturity securities	$48,444	$46,528

Note 4 - Loans

Major classifications of loans are summarized as follows:

(in thousands)	March 31 2006	December 31 2005
Commercial construction	$119,776	$115,721
Commercial secured by real estate	661,520	665,911
Commercial other	298,679	301,828
Real estate construction	50,454	51,232
Real estate mortgage	545,343	542,809
Consumer	411,263	414,920
Equipment lease financing	14,201	14,923
Total loans	$2,101,236	$2,107,344

Note 5 - Borrowings

Short-term debt consists of the following:
(in thousands)	March 31 2006	December 31 2005
Subsidiaries:
Repurchase agreements	$161,538	$129,156
Federal funds purchased	32,020	17,485
Total short-term debt	$193,558	$146,641

On April 28, 2006, the Corporation entered into a revolving note agreement for a line of credit in the amount of $12 million, all of which is currently available to meet any future cash needs. The agreement will mature on April 28, 2007.

All federal funds purchased and the majority of repurchase agreements mature and reprice daily. The average rates paid for federal funds purchased and repurchase agreements on March 31, 2006 were 4.51% and 4.55%, respectively.

Federal Home Loan Bank advances consisted of the following monthly amortizing and term borrowings:

(in thousands)	March 31 2006	December 31 2005
Monthly amortizing	$1,690	$1,835
Term	121,000	121,000
	$122,690	$122,835

The advances from the Federal Home Loan Bank that require monthly principal payments were due for repayment as follows:

	Principal Payments Due by Period at March 31, 2006
(in thousands)	Total	Within 1 Year	1-5 Years	5-10 Years	After 10 Years
Outstanding advances, weighted average interest rate - 4.96%	$1,690	$584	$1,054	$35	$17

The term advances that require the total payment to be made at maturity follow:

(in thousands)	March 31 2006	December 31 2005
Advance #144, 2.88%, due 8/30/06	$40,000	$40,000
Advance #145, 3.31%, due 8/30/07	40,000	40,000
Advance #146, 3.70%, due 8/30/08	40,000	40,000
Advance #148, 1.76%, due 6/6/13	1,000	1,000
	$121,000	$121,000

The advances are collateralized by Federal Home Loan Bank stock of $22.7 million and certain first mortgage loans totaling $165.6 million as of March 31, 2006. Advances totaling $122.7 million at March 31, 2006 had fixed interest rates ranging from 1.00% to 7.05% with a weighted average rate of 3.31%.

Long-term debt consists of the following:

(in thousands)	March 31 2006	December 31 2005
Junior subordinated debentures, 9.00%, due 3/31/27	$34,500	$34,500
Junior subordinated debentures, 8.25%, due 3/31/32	25,000	25,000
Total long-term debt	$59,500	$59,500

Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Overview

Community Trust Bancorp, Inc. (the “Corporation”) is a bank holding company headquartered in Pikeville, Kentucky. At March 31, 2006, the Corporation owned one commercial bank and one trust company. Through its subsidiaries, the Corporation has eighty-one banking locations in eastern, northeast, central, and south central Kentucky and southern West Virginia, two loan production offices in Kentucky, and five trust offices across Kentucky. The banking locations are segmented into nineteen markets within four regions. The Corporation had total assets of $3.0 billion and total shareholders’ equity of $259.8 million as of March 31, 2006. The Corporation’s common stock is listed on NASDAQ under the symbol CTBI. Current market participants are FTN Midwest Research Securities Corp., Cleveland, Ohio; Goldman, Sachs & Co., New York, New York; Howe Barnes Investments, Inc., Chicago, Illinois; J.J.B. Hilliard, W.L. Lyons, Inc., Louisville, Kentucky; Keefe, Bruyette & Woods, Inc., New York, New York; Merrill Lynch, Pierce, Fenner & Smith Incorporated, New York, New York; Monroe Securities, Inc., Chicago, Illinois; Morgan Stanley & Co., Incorporated, New York, New York; and Sandler O'Neill & Partners, New York, New York.

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

Our accounting policies are more fully described in the consolidated financial statements and footnotes thereto for the year ended December 31, 2005, included in the Corporation's Annual Report on Form 10-K. We have identified the following critical accounting policies:

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

Dividends

The following schedule shows the quarterly cash dividends paid for the past six quarters:

Pay Date	Record Date	Amount Per Share
April 1, 2006	March 15, 2006	$0.26
January 1, 2006	December 15, 2005	$0.26
October 1, 2005	September 15, 2005	$0.24
July 1, 2005	June 15, 2005	$0.24
April 1, 2005	March 15, 2005	$0.24
January 1, 2005	December 15, 2004	$0.24

Statement of Income Review

The Corporation reported earnings for the first quarter 2006 of $9.8 million or $0.65 per share compared to $8.0 million or $0.54 per share earned during the first quarter of 2005 and $8.9 million or $0.59 per share earned during the fourth quarter of 2005. The Corporation's basic earnings per share for the first quarter 2006 reflects an increase of 20.4% over the first quarter 2005 and 10.2% over the fourth quarter 2005.

The Corporation had basic weighted average shares outstanding of 15.0 million and 14.9 million, respectively, for the three months ended March 31, 2006 and 2005. The following table sets forth on an annualized basis the return on average assets and return on average shareholders’ equity for the three months ended March 31, 2006 and 2005:

	Three months ended
	March 31
	2006	2005
Return on average shareholders' equity	15.27%	13.50%
Return on average assets	1.36	1.18

The Corporation's efficiency ratio for the quarter ended March 31, 2006 was 58.21% compared to 59.13% for the quarter ended March 31, 2005 and 55.34% for the quarter ended December 31, 2005.

Net Interest Income

The Corporation's net interest margin for the first quarter 2006 of 4.02% was an increase of 5 basis points from the first quarter 2005 but a decrease of 10 basis points from prior quarter. Net interest income for the quarter ended March 31, 2006 was a 7.9% increase from the quarter ended March 31, 2005 but a 2.4% decrease from prior quarter as the 2.0% increase in interest income was offset by a 9.0% increase in interest expense as deposits grew faster than loans and funds were deployed into lower yielding investments.

The following table summarizes the annualized net interest spread and net interest margin for the three months ended March 31, 2006 and 2005.

	Three months ended
	March 31
	2006	2005
Yield on interest earning assets	6.76%	5.91%
Cost of interest bearing funds	3.34	2.36
Net interest spread	3.42%	3.55%

Net interest margin	4.02%	3.97%

Provision for Loan Losses

The analysis of the changes in the allowance for loan losses and selected ratios is set forth below:

	Three months ended
	March 31
(in thousands)	2006	2005

Allowance balance at January 1	$29,506	$27,017
Additions to allowance charged against operations	0	1,367
Recoveries credited to allowance	979	1,077
Losses charged against allowance	(2,361)	(1,952)
Allowance balance at March 31	$28,124	$27,509

Allowance for loan losses to period-end loans	1.34%	1.42%
Average loans, net of unearned income	$2,096,842	$1,920,843
Provision for loan losses to average loans, annualized	0.00%	0.29%
Loan charge-offs net of recoveries, to average loans, annualized	0.27%	0.18%

Net loan charge-offs for the quarter ended March 31, 2006 were $1.4 million, or 0.3% of average loans annualized, compared to $0.9 million, or 0.2% of average loans annualized, for the quarter ended March 31, 2005 and $2.9 million, or 0.6% of average loans annualized, for the quarter ended December 31, 2005. Our reserve for losses on loans as a percentage of total loans outstanding at March 31, 2006 decreased to 1.34% from the 1.42% at March 31, 2005 and the 1.40% at December 31, 2005. The adequacy of the allowance for loan losses is reviewed quarterly by management using a methodology that includes several key factors. The Corporation utilizes an internal risk grading system for commercial credits, and those larger commercial credits identified through this grading system as having weaknesses are individually reviewed for the customer's ability and potential to repay their loans. The customer’s cash flow, adequacy of collateral held for the loan, and other options available to the Corporation including legal avenues are all evaluated. Based upon this individual credit evaluation, a specific allocation to the allowance may be made for the loan. As a result of this evaluation, management determined that no additional provision expense was required for the quarter ended March 31, 2006.

Noninterest Income

Noninterest income for the quarter ended March 31, 2006 increased 1.6% from the quarter ended March 31, 2005 but decreased 9.1% from the quarter ended December 31, 2005. Noninterest income from deposits increased as expected from the first quarter of 2005 and, as expected, was less than the fourth quarter of 2005 due to the seasonality of our Overdraft Honor program. The fair value of mortgage servicing rights increased during the quarter; however, since all previous temporary write-downs were recaptured in previous quarters, no recapture of prior write-downs was taken during the first quarter 2006. The decrease in loan related fees for the quarter ended March 31, 2006 resulted from reclassifications made relating to Financial Accounting Standard No. 91 ("FAS 91"), Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases. The decrease in loan related fees along with a corresponding decrease in interest income were offset by reductions in certain noninterest expenses relating to FAS 91.

The following table displays the quarterly activity in the various significant noninterest income accounts.

Noninterest Income Summary
(in thousands)	1Q 2006	4Q 2005	1Q 2005
Deposit related fees	$4,552	$4,820	$4,047
Loan related fees	624	1,414	1,218
Mortgage servicing rights	0	94	226
Trust revenue	881	837	740
Gains on sales of loans	304	389	305
Other revenue	1,763	1,386	1,464
Total noninterest income	$8,124	$8,940	$8,000

Noninterest Expense

Although reclassifications relating to FAS 91 in the first quarter 2006 had a positive impact on certain noninterest expense categories, total noninterest expense for the quarter ended March 31, 2006 of $20.1 million was a 4.5% increase from the $19.2 million for the first quarter 2005 and a 1.0% increase from the fourth quarter 2005. The increase in noninterest expense was primarily attributable to increases in personnel expense associated with annual salary adjustments and staffing of new branches. Personnel expense was also impacted by $161 thousand related to the adoption in the first quarter 2006 of Statement of Financial Accounting Standard No. 123R, Share-Based Payment. Noninterest expense also increased due to expenditures for technology and communication upgrades to the Corporation's core operating systems. Additionally, an unfunded commitment provision expense was booked in March 2006 in the amount of $145 thousand.

Balance Sheet Review

The Corporation’s total assets grew 7.3% from March 31, 2005 and 4.2% from December 31, 2005 to $3.0 billion at March 31, 2006. Loans outstanding increased 8.5% from March 31, 2005 but remained relatively stable compared to December 31, 2005 at $2.1 billion at March 31, 2006. The investment portfolio increased 5.8% from March 31, 2005 and 19.6% from December 31, 2005 to $531.0 million at March 31, 2006. Deposits including repurchase agreements increased 8.6% from March 31, 2005 and 4.0% from December 31, 2005 to $2.5 billion at March 31, 2006. The Corporation experienced growth in both noninterest bearing and interest bearing deposits during the first quarter. Total deposit growth, including repurchase agreements, for the quarter was $95.6 million with $17.2 million in noninterest bearing growth and $78.4 million in interest bearing growth.

Shareholders’ equity of $259.8 million on March 31, 2006 was a 9.1% increase from the $238.1 million on March 31, 2005 and an increase of 2.3% from the $253.9 million on December 31, 2005. The Corporation's annualized dividend yield to shareholders as of March 31, 2006 was 3.07%.

Loans

The Corporation's loan portfolio grew at a rate of 8.5% from March 31, 2005 but decreased 0.3% from December 31, 2005. Year over year growth included loans from the acquisition of Heritage Bank of Danville. New loan production was seasonally stable during the first quarter compared to prior quarter; however, payoffs and paydowns of existing loans accelerated.

The following tables summarize the Corporation’s nonperforming loans as of March 31, 2006 and December 31, 2005.

(in thousands)	Nonaccrual loans	As a % of Loan Balances by Category	Restructured Loans	As a % of Loan Balances by Category	Accruing Loans Past Due 90 Days or More	As a % of Loan Balances by Category	Total Loan Balances
March 31, 2006
Commercial construction	$0	0.00%	$0	0.00%	$0	0.00%	$119,776
Commercial secured by real estate	3,732	0.56	654	0.10	1,861	0.28	661,520
Commercial other	3,072	1.03	79	0.03	326	0.11	298,679
Consumer real estate construction	141	0.28	0	0.00	83	0.16	50,454
Consumer real estate secured	4,121	0.76	0	0.00	1,690	0.31	545,343
Consumer other	6	0.00	0	0.00	188	0.05	411,263
Equipment lease financing	0	0.00	0	0.00	0	0.00	14,201
Total	$11,072	0.53%	$733	0.03%	$4,148	0.20%	$2,101,236

(in thousands)	Nonaccrual loans	As a % of Loan Balances by Category	Restructured Loans	As a % of Loan Balances by Category	Accruing Loans Past Due 90 Days or More	As a % of Loan Balances by Category	Total Loan Balances
December 31, 2005
Commercial construction	$0	0.00%	$0	0.00%	$0	0.00%	$115,721
Commercial secured by real estate	4,150	0.62	0	0.00	4,706	0.71	665,911
Commercial other	3,918	1.30	80	0.03	858	0.28	301,828
Consumer real estate construction	112	0.22	819	1.60	172	0.34	51,232
Consumer real estate secured	4,032	0.74	0	0.00	1,970	0.36	542,809
Consumer other	7	0.00	0	0.00	578	0.14	414,920
Equipment lease financing	0	0.00	0	0.00	0	0.00	14,923
Total	$12,219	0.58%	$899	0.04%	$8,284	0.39%	$2,107,344

During the first quarter of 2006, the Corporation continued its improvement in asset quality matrices. Nonperforming loans at March 31, 2006 of $16.0 million, or 0.8% of total loans was a 10.9%, or $2.0 million, decrease from March 31, 2005 and a 25.5%, or $5.4 million, decrease from December 31, 2005.

Foreclosed properties at March 31, 2006 were $5.0 million compared to $5.0 million on March 31, 2005 and $5.4 million on December 31, 2005.

.Allowance for Loan Losses

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

As a result of our continually improving credit experience, the improvement in credit quality trends, and a reduction in overall losses, no allocation to the reserve for losses on loans was made during the quarter. The reserve for losses on loans as a percentage of total loans outstanding decreased to 1.34% at March 31, 2006 from the 1.42% at March 31, 2005 and the 1.40% at December 31, 2005.

Securities

The Corporation uses its securities held-to-maturity for production of income and to manage cash flow needs through expected maturities. The Corporation uses its securities available-for-sale for income and balance sheet liquidity management. Securities available-for-sale reported at fair value increased from $395.6 million as of December 31, 2005 to $484.3 million at March 31, 2006; the excess of cost over market increased from $6.7 million to $7.4 million. Securities held-to-maturity decreased from $48.4 million to $46.7 million during the same period. Total securities as a percentage of total assets were 15.6% as of December 31, 2005 and 17.9% as of March 31, 2006.

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

The Corporation owns securities with an estimated fair value of $484.3 million that are designated as available-for-sale and available to meet liquidity needs on a continuing basis. The Corporation also has available Federal Home Loan Bank advances for both liquidity and management of its asset/liability position. FHLB advances decreased slightly to $122.7 million at March 31, 2006 from $122.8 million at December 31, 2005. FHLB borrowing capacity at March 31, 2006 was $262 million. Long-term debt remained at $59.5 million from December 31, 2005 to March 31, 2006. At March 31, 2006, the Corporation had $75.3 million in federal funds sold compared to $31.1 million at December 31, 2005. Additionally, management projects cash flows from the Corporation's investment portfolio to generate additional liquidity over the next 90 days.

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

The investment portfolio continues to consist of high-quality short-term issues. The majority of the investment portfolio is in U.S. Government and agency issuances. The average life of the portfolio is 2.56 years. Available-for-sale ("AFS") securities comprise 91.2% of the total investment portfolio. At the end of the first quarter, the AFS portfolio was 186% of equity capital. Seventy-five percent of the pledge eligible portfolio is pledged.

The Corporation's stock repurchase program began in December 1998 with the authorization to acquire up to 500,000 shares and was increased by an additional 1,000,000 shares in July 2000 and in May 2005. During the first three months of 2006, the Corporation acquired no shares of the Corporation's stock. As of March 31, 2006, a total of 1.9 million shares have been repurchased through this program, leaving 0.6 million shares available for repurchase.

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

The Corporation’s principal source of funds used to pay dividends to shareholders and service long-term debt is the dividends it receives from the subsidiary bank. Various federal statutory provisions, in addition to regulatory policies and directives, limit the amount of dividends that subsidiary banks can pay without prior regulatory approval. These restrictions have had no major impact on the Corporation’s dividend policy or its ability to service long-term debt, nor is it anticipated that they would have any major impact in the foreseeable future. During the remainder of 2006, approximately $44.7 million plus any remaining 2006 net profits can be paid by the Corporation’s banking subsidiary without prior regulatory approval.

The primary source of capital for the Corporation is retained earnings. The Corporation paid cash dividends of $0.26 per share during the first three months of 2006. Basic earnings per share for the same period was $0.65. The Corporation retained 60% of earnings for the first three months of 2006.

Under guidelines issued by banking regulators, the Corporation and its subsidiary bank are required to maintain a minimum Tier 1 risk-based capital ratio of 4% and a minimum total risk-based ratio of 8%. In order to be considered “well-capitalized” the Corporation must maintain ratios of 6% and 10%, respectively. Risk-based capital ratios weight the relative risk factors of all assets and consider the risk associated with off-balance sheet items. The Corporation must also maintain a minimum Tier 1 leverage ratio of 4%. The well-capitalized ratio for Tier 1 leverage is 5%. The Corporation’s Tier 1 leverage, Tier 1 risk-based, and total risk-based ratios were 9.01%, 11.28%, and 12.52%, respectively, as of March 31, 2006, all exceeding the threshold for meeting the definition of well-capitalized.

As of March 31, 2006, management is not aware of any current recommendations by banking regulatory authorities which, if they were to be implemented, would have, or would be reasonably likely to have, a material adverse impact on the Corporation’s liquidity, capital resources, or operations.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest rate risk management focuses on maintaining consistent growth in net interest income within Board-approved policy limits. The Corporation uses an earnings simulation model to analyze net interest income sensitivity to movements in interest rates. Given a 200 basis point increase to the yield curve used in the simulation model, it is estimated net interest income for the Corporation would increase by 5.50 percent over one year and by 4.77 percent over two years. A 200 basis point decrease in the yield curve would decrease net interest income by an estimated 5.58 percent over one year and by 4.01 percent over two years. For further discussion of the Corporation's market risk, see the Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Market Risk included in the Annual Report on Form 10-K for the year ended December 31, 2005.

Item 4. Controls and Procedures

The Corporation's management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. As of March 31, 2006, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and the Executive Vice President/Treasurer, of the effectiveness of the design and operation of the Corporation's disclosure controls and procedures. Based on that evaluation, management concluded that disclosure controls and procedures as of March 31, 2006 were effective in ensuring material information required to be disclosed in this quarterly report on Form 10-Q was recorded, processed, summarized, and reported on a timely basis. Additionally, there were no changes in the Corporation's internal control over financial reporting that occurred during the quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Corporation's internal control over financial reporting.

Management's responsibilities related to establishing and maintaining effective disclosure controls and procedures include maintaining effective internal controls over financial reporting that are designed to produce reliable financial statements in accordance with accounting principles generally accepted in the United States. There have been no significant changes in the Corporation's internal controls or in other factors that could significantly affect internal controls subsequent to March 31, 2006.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	None

Item 1A.	Risk Factors	None

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	None

Item 3.	Defaults Upon Senior Securities	None

Item 4.	Submission of Matters to a Vote of Security Holders	None

Item 5.	Other Information:

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

COMMUNITY TRUST BANCORP, INC.

Date: May 9, 2006	By:	/s/ Jean R. Hale

Chairman, President and CEO

By:	/s/ Kevin J. Stumbo

Executive Vice President and Treasurer