Form 10-Q
period 2006-06-30
COMMUNITY TRUST BANCORP INC /KY/
filed 2006-08-08
CIK 350852

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006

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

Common stock - 15,120,146 shares outstanding at July 31, 2006

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

Community Trust Bancorp, Inc.
Condensed Consolidated Balance Sheets
(unaudited)

(dollars in thousands)	June 30 2006	December 31 2005
Assets:
Cash and due from banks	$82,365	$91,066
Federal funds sold	48,205	31,145
Securities available-for-sale at fair value
(amortized cost of $483,837 and $402,241, respectively)	472,678	395,572
Securities held-to-maturity at amortized cost
(fair value of $42,002 and $46,528, respectively)	44,550	48,444
Loans held for sale	2,140	135

Loans	2,138,817	2,107,344
Allowance for loan losses	(27,814)	(29,506)
Net loans	2,111,003	2,077,838

Premises and equipment, net	57,230	57,966
Goodwill	63,523	63,523
Core deposit intangible (net of accumulated amortization of $4,636 and
$4,319, respectively)	2,868	3,186
Federal Reserve Bank and Federal Home Loan Bank stock	27,325	26,682
Other assets	53,324	53,656
Total assets	$2,965,211	$2,849,213

Liabilities and shareholders’ equity:
Deposits
Noninterest bearing	$448,842	$445,929
Interest bearing	1,841,624	1,800,622
Total deposits	2,290,466	2,246,551

Repurchase agreements	188,224	129,156
Federal funds purchased and other short-term borrowings	16,275	17,485
Advances from Federal Home Loan Bank	121,545	122,835
Long-term debt	59,500	59,500
Other liabilities	24,641	19,741
Total liabilities	2,700,651	2,595,268

Shareholders’ equity:
Preferred stock, 300,000 shares authorized and unissued
Common stock, $5 par value, shares authorized 25,000,000;
Shares outstanding 2006 - 15,082,653; 2005 - 14,997,369	75,413	74,987
Capital surplus	148,896	147,626
Retained earnings	47,504	35,667
Accumulated other comprehensive loss, net of tax	(7,253)	(4,335)
Total shareholders’ equity	264,560	253,945

Total liabilities and shareholders’ equity	$2,965,211	$2,849,213

See notes to condensed consolidated financial statements.

Community Trust Bancorp, Inc.
Condensed Consolidated Statements of Income and Other Comprehensive Income
(unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30
(in thousands except per share data)	2006	2005	2006	2005

Interest income:
Interest and fees on loans, including loans held for sale	$40,313	$32,648	$78,396	$63,115
Interest and dividends on securities
Taxable	5,163	4,584	9,603	9,340
Tax exempt	516	524	1,036	1,060
Other, including interest on federal funds sold	767	516	1,691	960
Total interest income	46,759	38,272	90,726	74,475

Interest expense:
Interest on deposits	15,182	10,051	29,012	18,997
Interest on repurchase agreements and other short-term
borrowings	2,439	864	4,285	1,484
Interest on advances from Federal Home Loan Bank	1,009	1,281	2,010	2,520
Interest on long-term debt	1,313	1,313	2,627	2,627
Total interest expense	19,943	13,509	37,934	25,628

Net interest income	26,816	24,763	52,792	48,847
Provision for loan losses	1,350	1,700	1,350	3,067
Net interest income after provision for loan losses	25,466	23,063	51,442	45,780

Noninterest income:
Service charges on deposit accounts	5,309	4,460	9,861	8,507
Gains on sales of loans, net	316	347	620	652
Trust income	861	740	1,742	1,480
Securities gains, net	0	3	0	3
Other	1,958	3,314	4,345	6,222
Total noninterest income	8,444	8,864	16,568	16,864

Noninterest expense:
Salaries and employee benefits	10,823	10,613	21,788	20,874
Occupancy, net	1,699	1,557	3,471	3,098
Equipment	1,268	1,133	2,482	2,131
Data processing	865	1,135	1,786	2,275
Legal and professional fees	689	690	1,316	1,525
Stationery, printing, and office supplies	184	336	465	709
Taxes other than payroll, property, and income	844	809	1,673	1,596
FDIC insurance	69	73	141	145
Other	3,426	3,338	6,822	6,538
Total noninterest expense	19,867	19,684	39,944	38,891

Income before income taxes	14,043	12,243	28,066	23,753
Income taxes	4,151	3,765	8,406	7,314
Net income	9,892	8,478	19,660	16,439

Other comprehensive income, net of tax:
Unrealized holding gains (losses) on securities available-for-sale	(2,467)	1,538	(2,918)	(1,391)
Comprehensive income	$7,425	$10,016	$16,742	$15,048

Basic earnings per share	$0.66	$0.57	$1.31	$1.11
Diluted earnings per share	0.65	0.56	1.29	1.08
Dividends declared per share	0.26	0.24	0.52	0.48

Weighted average shares outstanding-basic	15,051	14,881	15,031	14,869
Weighted average shares outstanding-diluted	15,274	15,167	15,246	15,153

See notes to condensed consolidated financial statements.

Community Trust Bancorp, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Six months ended
	June 30
(in thousands)	2006	2005

Cash flows from operating activities:
Net income	$19,660	$16,439
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,888	2,459
Provision for loan and other real estate losses	1,440	3,100
Securities gains, net	0	(3)
Gains on sale of mortgage loans held for sale	(620)	(652)
Gains (losses) on sale of assets, net	33	7
Proceeds from sale of mortgage loans held for sale	31,458	27,751
Funding of mortgage loans held for sale	(32,843)	(27,319)
Amortization of securities premiums, net	535	816
Changes in:
Other liabilities	4,900	3,178
Other assets	837	(2,335)
Net cash provided by operating activities	28,288	23,441

Cash flows from investing activities:
Securities available-for-sale:
Proceeds from sales	53,900	1,800
Proceeds from prepayments and maturities	30,821	57,218
Purchase of securities	(166,775)	(51,109)
Securities held-to-maturity:
Proceeds from prepayments and maturities	3,818	6,701
Change in loans, net	(35,612)	(95,981)
Purchase of premises, equipment, and other real estate	(1,845)	(2,371)
Proceeds from sale of premises and equipment	2	21
Proceeds from sale of other real estate and other repossessed assets	1,462	1,138
Additions in other real estate owned	(56)	(173)
Net assets acquired	0	(4,128)
Net cash used in investing activities	(114,285)	(86,884)

Cash flows from financing activities:
Change in deposits, net	43,915	17,540
Change in repurchase agreements and other short-term borrowings, net	57,858	25,822
Payments on advances from Federal Home Loan Bank	(1,290)	(274)
Issuance of common stock	1,602	969
Excess tax benefits from stock-based compensation	94	0
Dividends paid	(7,823)	(7,139)
Net cash provided by financing activities	94,356	36,918
Net increase in cash and cash equivalents	8,359	(26,525)
Cash and cash equivalents at beginning of year	122,211	129,580
Cash and cash equivalents at end of period	$130,570	$103,055

See notes to condensed consolidated financial statements.

Community Trust Bancorp, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1 - Summary of Significant Accounting Policies

In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments (which consist of normal recurring accruals) necessary, to present fairly the condensed consolidated financial position as of June 30, 2006, the results of operations for the three and six months ended June 30, 2006 and 2005, and the cash flows for the six months ended June 30, 2006 and 2005. In accordance with accounting principles generally accepted in the United States of America for interim financial information, these statements do not include certain information and footnote disclosures required by accounting principles generally accepted in the United States of America for complete annual financial statements. Financial information as of December 31, 2005 has been derived from the audited consolidated financial statements of Community Trust Bancorp, Inc. (the “Corporation”). The results of operations for the three and six months ended June 30, 2006 and 2005 and the cash flows for the six months ended June 30, 2006 and 2005 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2005, included in the Corporation's Annual Report on Form 10-K.

Principles of Consolidation - The unaudited condensed consolidated financial statements include the accounts of the Corporation and its separate and distinct, wholly owned subsidiaries Community Trust Bank, Inc. (the “Bank”) and Community Trust and Investment Company. All significant intercompany transactions have been eliminated in consolidation.

Reclassifications - Certain reclassifications have been made in the prior year consolidated financial statements to conform to current year classifications.

New Accounting Standards

➢  Stock-Based Employee Compensation - In December 2004, Statement of Financial Accounting Standards ("SFAS") No. 123R, Share-Based Payment, was issued. SFAS No. 123R is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123R requires the cost resulting from all share-based payment transactions be recognized in the financial statements, and establishes fair value as the measurement objective in accounting for share-based payment arrangements. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin Number 107 that provided additional guidance to public companies relating to share-based payment transactions and the implementation of SFAS 123R. On January 1, 2006, the Corporation adopted SFAS No. 123R using the “modified prospective” method. As further discussed under Note 2 - Stock-Based Compensation, the adoption of SFAS 123R resulted in compensation expense for the three and six months ended June 30, 2006 of $161 thousand and $321 thousand, respectively.

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

The Corporation adopted SFAS 123R using the “modified prospective” method, which results in no restatement of prior period amounts. Under this method, the provisions of SFAS 123R apply to all awards granted or modified after the date of adoption. In addition, compensation expense must be recognized for any unvested stock option awards outstanding as of the date of adoption over the remaining vesting period. The Corporation calculates the fair value of options using a Black-Scholes option pricing model. For the three and six months ended June 30, 2006, the Corporation’s compensation expense related to stock option grants was $161 thousand and $321 thousand, respectively ($132 thousand and $264 thousand after tax and $0.01 and $0.02 per basic and diluted share) and as of June 30, 2006, there was a total of $1.75 million of unrecognized compensation expense related to unvested stock option awards that will be recognized as expense as the awards vest over a weighted average period of 1.74 years. SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation expense to be reported in the Statement of Cash Flows as a financing cash inflow rather than an operating cash inflow. In addition, SFAS 123R required a modification to the Corporation’s calculation of the dilutive effect of stock option awards on earnings per share. For companies that adopt SFAS 123R using the “modified prospective” method, disclosure of pro forma information for periods prior to adoption must continue to be made. The following table sets forth the effect of the change from applying the Corporation's previous method of accounting for share-based payment arrangements with employees:

	Six Months Ended June 30, 2006
(in thousands except per share data)	Current Method	Previous Method
Income from continuing operations	$28,066	$28,387

Income before income taxes	28,066	28,387

Net income	19,660	19,924

Cash flow from operations	28,288	28,194

Cash flow from financing activities	94,356	94,450

Basic earnings per share	1.31	1.33

Diluted earnings per share	1.29	1.31

The following table sets forth the pro forma effect on net income and earnings per share as if the fair value method had been applied to the three and six month periods ended June 30, 2005:

	Three Months Ended	Six Months Ended
	June 30	June 30
(in thousands except per share data)	2005	2005
Net income, as reported	$8,478	$16,439
Less: Total stock-based employee compensation expense determined under a fair value based method for all awards, net of related income tax effect	(214)	(430)
Pro forma net income	$8,264	$16,009

Earnings per share:
Basic - as reported	$0.57	$1.11
Basic - pro forma	0.56	1.08
Diluted - as reported	0.56	1.08
Diluted - pro forma	0.54	1.06

There were no options granted during the three months ended June 30, 2006 or 2005. The fair value of options granted during the six months ended June 30, 2006 and 2005 was established at the date of grant using a Black-Scholes option pricing model with the weighted average assumptions as follows:

	Six Months Ended
	June 30
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

The amortized cost and fair value of securities at June 30, 2006 are summarized as follows:

Available-for-Sale

(in thousands)	Amortized Cost	Fair Value
U.S. Treasury and Government agencies	$11,963	$11,963
State and political subdivisions	45,424	45,829
U.S. agency mortgage-backed pass through certificates	270,799	260,107
Collateralized mortgage obligations	1	1
Total debt securities	328,187	317,900
Marketable equity securities	155,650	154,778
Total available-for-sale securities	$483,837	$472,678

Held-to-Maturity

(in thousands)	Amortized Cost	Fair Value
State and political subdivisions	$3,134	$2,851
U.S. agency mortgage-backed pass through certificates	41,416	39,151
Total held-to-maturity securities	$44,550	$42,002

The amortized cost and fair value of securities as of December 31, 2005 are summarized as follows:

Available-for-Sale

(in thousands)	Amortized Cost	Fair Value
U.S. Treasury and Government agencies	$2,005	$2,005
State and political subdivisions	45,911	46,932
U.S. agency mortgage-backed pass through certificates	295,822	288,631
Collateralized mortgage obligations	1,003	1,012
Other debt securities	17,500	16,992
Total debt securities	362,241	355,572
Marketable equity securities	40,000	40,000
Total available-for-sale securities	$402,241	$395,572

Held-to-Maturity

(in thousands)	Amortized Cost	Fair Value
State and political subdivisions	$3,134	$2,982
U.S. agency mortgage-backed pass through certificates	45,310	43,546
Total held-to-maturity securities	$48,444	$46,528

Note 4 - Loans

Major classifications of loans are summarized as follows:

(in thousands)	June 30 2006	December 31 2005
Commercial construction	$125,696	$115,721
Commercial secured by real estate	655,190	665,911
Commercial other	321,492	301,828
Real estate construction	48,496	51,232
Real estate mortgage	559,811	542,809
Consumer	414,338	414,920
Equipment lease financing	13,794	14,923
Total loans	$2,138,817	$2,107,344

Note 5 - Borrowings

Short-term debt consists of the following:

(in thousands)	June 30 2006	December 31 2005
Subsidiaries:
Repurchase agreements	$188,224	$129,156
Federal funds purchased	16,275	17,485
Total short-term debt	$204,499	$146,641

On April 28, 2006, the Corporation entered into a revolving note agreement for a line of credit in the amount of $12 million, all of which is currently available to meet any future cash needs. The agreement will mature on April 28, 2007.

All federal funds purchased and the majority of repurchase agreements mature and reprice daily. The average rates paid for federal funds purchased and repurchase agreements on June 30, 2006 were 4.97% and 4.75%, respectively.

Federal Home Loan Bank advances consisted of the following monthly amortizing and term borrowings:

(in thousands)	June 30 2006	December 31 2005
Monthly amortizing	$1,545	$1,835
Term	120,000	121,000
	$121,545	$122,835

The advances from the Federal Home Loan Bank that require monthly principal payments were due for repayment as follows:

	Principal Payments Due by Period at June 30, 2006
(in thousands)	Total	Within 1 Year	1-5 Years	5-10 Years	After 10 Years
Outstanding advances, weighted average interest rate - 4.84%	$1,545	$520	$975	$33	$17

The term advances that require the total payment to be made at maturity follow:

(in thousands)	June 30 2006	December 31 2005
Advance #144, 2.88%, due 8/30/06	$40,000	$40,000
Advance #145, 3.31%, due 8/30/07	40,000	40,000
Advance #146, 3.70%, due 8/30/08	40,000	40,000
Advance #148, 1.76%, due 6/6/13	0	1,000
	$120,000	$121,000

The advances are collateralized by Federal Home Loan Bank stock of $23.0 million and certain first mortgage loans totaling $164.1 million as of June 30, 2006. Advances totaling $121.5 million at June 30, 2006 had fixed interest rates ranging from 1.00% to 7.05% with a weighted average rate of 3.32%. The advances are subject to restrictions or penalties in the event of prepayment.

Long-term debt consists of the following:

(in thousands)	June 30 2006	December 31 2005
Junior subordinated debentures, 9.00%, due 3/31/27	$34,500	$34,500
Junior subordinated debentures, 8.25%, due 3/31/32	25,000	25,000
Total long-term debt	$59,500	$59,500

Although the junior subordinated debentures mature on March 31, 2027 and March 31, 2032, they are subject to early mandatory redemption in whole under certain limited circumstances and are callable at par in whole or in part anytime after March 31, 2007.

6. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 30		June 30
(in thousands)	2006	2005	2006	2005
Numerator:
Net income	$9,892	$8,478	$19,660	$16,439

Denominator:
Basic earnings per share:
Weighted average shares	15,051	14,881	15,031	14,869
Diluted earnings per share:
Effect of dilutive stock options	223	286	215	284
Adjusted weighted average shares	15,274	15,167	15,246	15,153

Earnings per share:
Basic earnings per share	$0.66	$0.57	$1.31	$1.11
Diluted earnings per share	0.65	0.56	1.29	1.08

7. Fair Market Value of Financial Instruments

The following schedule shows the estimated fair value of each class of financial instruments for which it is practicable to estimate that value:

(in thousands)	June 30 2006		December 31 2005
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets
Cash and cash equivalents	$130,570	$130,570	$122,211	$122,211
Securities	517,228	514,680	444,016	442,100
Loans and loans held for sale	2,140,957	2,100,875	2,107,479	2,099,335
	$2,788,755	$2,746,125	$2,673,706	$2,663,646

Financial liabilities
Deposits	$2,290,466	$2,268,941	$2,246,551	$2,236,357
Short-term borrowings	204,499	204,370	146,641	146,308
Advances from Federal Home Loan Bank	121,545	117,070	122,835	117,260
Long-term debt	59,500	60,012	59,500	61,412
	$2,676,010	$2,650,393	$2,575,527	$2,561,337

The changes in the estimated fair values from June 30, 2005 to June 30, 2006 are due to interest rate changes and not impairment of any financial instruments.

Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Overview

Community Trust Bancorp, Inc. (the “Corporation”) is a bank holding company headquartered in Pikeville, Kentucky. At June 30, 2006, the Corporation owned one commercial bank and one trust company. Through its subsidiaries, the Corporation has seventy-nine banking locations in eastern, northeast, central, and south central Kentucky and southern West Virginia, two loan production offices in Kentucky, and five trust offices across Kentucky. The banking locations are segmented into nineteen markets within four regions. The Corporation had total assets of $3.0 billion and total shareholders’ equity of $264.6 million as of June 30, 2006. The Corporation’s common stock is listed on NASDAQ under the symbol CTBI. Current market participants are FTN Midwest Research Securities Corp., Cleveland, Ohio; Goldman, Sachs & Co., New York, New York; Howe Barnes Investments, Inc., Chicago, Illinois; J.J.B. Hilliard, W.L. Lyons, Inc., Louisville, Kentucky; Keefe, Bruyette & Woods, Inc., New York, New York; Merrill Lynch, Pierce, Fenner & Smith Incorporated, New York, New York; Monroe Securities, Inc., Chicago, Illinois; Morgan Stanley & Co., Incorporated, New York, New York; and Sandler O'Neill & Partners, New York, New York.

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

Management's best estimate within a range of possible credit losses is determined in recognition of the inherent inability to precisely determine the loss potential in any particular loan or pool of loans. The factors considered by management in determining this amount of inherent risk include delinquency trends, current economic conditions and trends, strength of the supervision and administration of the loan portfolio, level of nonperforming loans, trend in loan losses, recovery rates associated with previously charged-off loans, concentrations within commercial credits, problem loan identification strengths and weaknesses, collateral evaluation strengths and weaknesses, and the level of financial statement exceptions. These factors are reviewed quarterly and weighted as deemed appropriate by management. The total of these weighted factors is then applied against the total loan portfolio and the allowance is adjusted accordingly.

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

Dividends

The following schedule shows the quarterly cash dividends paid for the past six quarters:

Pay Date	Record Date	Amount Per Share
July 1, 2006	June 15, 2006	$0.26
April 1, 2006	March 15, 2006	$0.26
January 1, 2006	December 15, 2005	$0.26
October 1, 2005	September 15, 2005	$0.24
July 1, 2005	June 15, 2005	$0.24
April 1, 2005	March 15, 2005	$0.24

Statement of Income Review

The Corporation reported earnings for the second quarter 2006 of $9.9 million or $0.66 per basic share compared to $8.5 million or $0.57 per basic share earned during the second quarter of 2005 and $9.8 million or $0.65 per basic share earned during the first quarter of 2006. Earnings for the six months ended June 30, 2006 were $19.7 million or $1.31 per basic share compared to $16.4 million or $1.11 per basic share earned during the six months ended June 30, 2005.

The Corporation had basic weighted average shares outstanding of 15.1 million and 14.9 million, respectively, for the three months ended June 30, 2006 and 2005 and 15.0 million and 14.9 million, respectively, for the six months ended June 30, 2006 and 2005. The following table sets forth on an annualized basis the return on average assets and return on average shareholders’ equity for the three and six months ended June 30, 2006 and 2005:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2006	2005	2006	2005
Return on average shareholders' equity	15.02%	13.96%	15.14%	13.73%
Return on average assets	1.33%	1.21%	1.35%	1.20%

Net Interest Income

The Corporation's net interest margin for the second quarter 2006 was 4.02% compared to 3.93% for the second quarter 2005 and 4.02% for the first quarter 2006. Net interest income for the quarter of $26.8 million was an increase of 8.3% from the $24.8 million for the second quarter 2005 and a 3.2% increase from the $26.0 million for the first quarter 2006. Year-to-date net interest income increased 8.1% or $3.9 million from the six months ended June 30, 2005. Average earnings assets increased to $2.7 billion for the quarter ended June 30, 2006, a 5.9% increase over the quarter ended June 30, 2005 and a 2.2% increase over prior quarter. Average earning assets for the six months ended June 30, 2006 increased 6.0% or $151.6 million over the six months ended June 30, 2005.

The following table summarizes the annualized net interest spread and net interest margin for the three and six months ended June 30, 2006 and 2005.

	Three Months Ended		Six Months Ended
	June 30		June 30
	2006	2005	2006	2005
Yield on interest earning assets	6.96%	6.05%	6.86%	5.98%
Cost of interest bearing funds	3.57%	2.55%	3.46%	2.46%
Net interest spread	3.39%	3.50%	3.40%	3.52%

Net interest margin	4.02%	3.93%	4.02%	3.95%

Provision for Loan Losses

The analysis of the changes in the allowance for loan losses and selected ratios is set forth below:

	Six Months Ended
	June 30
(in thousands)	2006	2005

Allowance balance at January 1	$29,506	$27,017
Allowance of acquired banks	0	1,759
Additions to allowance charged against operations	1,350	3,067
Recoveries credited to allowance	1,874	1,878
Losses charged against allowance	(4,916)	(4,558)
Allowance balance at June 30	$27,814	$29,163

Allowance for loan losses to period-end loans	1.30%	1.41%
Average loans, net of unearned income	$2,110,740	$1,951,768
Provision for loan losses to average loans, annualized	0.13%	0.32%
Loan charge-offs net of recoveries, to average loans, annualized	0.29%	0.28%

As a result of the improvement in credit quality trends and a reduction in overall losses during the last ten quarters compared to the ten quarters prior (net losses to average loans have averaged 34 basis points during the most recent 10 quarters compared to 57 basis points during the ten quarters prior), provision for loan losses for the six months ended June 30, 2006 decreased to $1.4 million compared to $3.1 million for the same period last year. The allowance for loan losses percentage to total loans has been reduced as a result of the Corporation's use of enhanced measurements of historical loss factors and incorporating trend analysis into the projected range of losses. Over the last ten quarters, annualized net loan losses to average total loans have ranged from 0.17% to 0.51%. Management, therefore, concludes that the 1.30% allowance for loan losses is adequate. As of June 30, 2006 the Corporation has no known cross border/transfer risk.

Net loan charge-offs for the quarter ended June 30, 2006 were $1.7 million, or 0.3% of average loans annualized, compared to $1.8 million, or 0.4% of average loans annualized, for the quarter ended June 30, 2005 and $1.4 million, or 0.3% of average loans annualized, for the quarter ended March 31, 2006. Our reserve for losses on loans as a percentage of total loans outstanding at June 30, 2006 decreased to 1.30% from the 1.41% at June 30, 2005 and the 1.34% at March 31, 2006.

Noninterest Income

Noninterest income for the quarter ended June 30, 2006 decreased 4.7% from the quarter ended June 30, 2005 but increased 3.9% from the quarter ended March 31, 2006. Year-to-date noninterest income decreased 1.8% to $16.6 million for the six months ended June 30, 2006 from the $16.9 million for the same period last year.

The following table displays the quarterly activity in the various significant noninterest income accounts.

Noninterest Income Summary
(in thousands)	2Q 2006	1Q 2006	2Q 2005	6 Months 2006	6 Months 2005
Deposit related fees	$5,309	$4,552	$4,460	$9,861	$8,507
Loan related fees	488	624	1,198	1,112	2,642
Trust revenue	861	881	740	1,742	1,480
Gains on sales of loans	316	304	347	620	652
Other revenue	1,470	1,763	2,119	3,233	3,583
Total noninterest income	$8,444	$8,124	$8,864	$16,568	$16,864

Noninterest Expense

Noninterest expense for the quarter ended June 30, 2006 of $19.9 million was a 0.9% increase from the $19.7 million for the second quarter 2005 but a 1.0% decrease from the $20.1 million for the first quarter 2006.

Balance Sheet Review

The Corporation’s total assets at June 30, 2006 were $3.0 billion compared to $2.8 billion at December 31, 2005 and $3.0 billion at March 31, 2006. Loans outstanding grew $31.5 million from December 31, 2005 representing an annualized increase of 3.0%. Loan growth for the quarter was $37.6 million, an annualized growth rate of 7.2%. The investment portfolio increased an annualized 33.3% or $73.2 million from December 31, 2005 to June 30, 2006 but decreased an annualized 10.4% or $13.8 million during the quarter. Deposits including repurchase agreements of $2.5 billion at June 30, 2006 increased an annualized 8.7% or $103.0 million from December 31, 2005 and an annualized 1.2% or $7.4 million from March 31, 2006.

Shareholders’ equity of $264.6 million on June 30, 2006 was an annualized 8.4% increase from the $253.9 million on December 31, 2005 and an annualized increase of 7.3% from the $259.8 million on March 31, 2006. The Company's annualized dividend yield to shareholders as of June 30, 2006 was 2.98%.

Loans

Loan growth has occurred in all three major loan categories—commercial, consumer, and residential real estate—from prior quarter; however, the consumer portfolio decreased slightly from December 31, 2005. At June 30, 2006, commercial loan growth from prior quarter and prior year-end was $22.0 million and $17.8 million, respectively. Residential real estate loan growth from prior quarter and prior year-end was $12.5 million and $14.3 million, respectively. The consumer loan portfolio decreased $0.6 million from prior year-end but increased $3.1 million from prior quarter.

The following tables summarize the Corporation’s nonperforming loans as of June 30, 2006 and December 31, 2005.

(in thousands)	Nonaccrual Loans	As a % of Loan Balances by Category	Restructured Loans	As a % of Loan Balances by Category	Accruing Loans Past Due 90 Days or More	As a % of Loan Balances by Category	Total Loan Balances
June 30, 2006
Commercial construction	$0	0.00%	$0	0.00%	$538	0.43%	$125,696
Commercial secured by real estate	4,974	0.76	628	0.10	2,010	0.31	655,190
Commercial other	2,571	0.80	65	0.02	864	0.27	321,492
Consumer real estate construction	141	0.29	0	0.00	250	0.52	48,496
Consumer real estate secured	3,007	0.54	0	0.00	1,705	0.30	559,811
Consumer other	4	0.00	0	0.00	277	0.07	414,338
Equipment lease financing	0	0.00	0	0.00	0	0.00	13,794
Total	$10,697	0.50%	$693	0.03%	$5,644	0.26%	$2,138,817

(in thousands)	Nonaccrual Loans	As a % of Loan Balances by Category	Restructured Loans	As a % of Loan Balances by Category	Accruing Loans Past Due 90 Days or More	As a % of Loan Balances by Category	Total Loan Balances
December 31, 2005
Commercial construction	$0	0.00%	$0	0.00%	$0	0.00%	$115,721
Commercial secured by real estate	4,150	0.62	819	0.12	4,706	0.71	665,911
Commercial other	3,918	1.30	80	0.03	858	0.28	301,828
Consumer real estate construction	112	0.22	0	0.00	172	0.34	51,232
Consumer real estate secured	4,032	0.74	0	0.00	1,970	0.36	542,809
Consumer other	7	0.00	0	0.00	578	0.14	414,920
Equipment lease financing	0	0.00	0	0.00	0	0.00	14,923
Total	$12,219	0.58%	$899	0.04%	$8,284	0.39%	$2,107,344

Nonperforming loans at June 30, 2006 were $17.0 million compared to $21.4 million at December 31, 2005 and $16.0 million at March 31, 2006. Nonperforming loans as of percentage of total loans at June 30, 2006 were a 22 basis point decrease from December 31, 2005, but an increase of 3 basis points from prior quarter.

Foreclosed properties at June 30, 2006 were $5.0 million compared to $5.4 million on December 31, 2005 and $5.0 million on March 31, 2006.

.Allowance for Loan Losses

The allowance for loan losses balance is maintained by management at a level considered adequate to cover anticipated probable losses based on past loss experience, general economic conditions, information about specific borrower situations including their financial position and collateral values, and other factors and estimates which are subject to change over time. This analysis is completed quarterly and forms the basis for allocation of the loan loss reserve and what charges to the provision for loan losses expense may be required. For further discussion of the allowance for loan losses, see the Critical Accounting Policies and Estimates section presented earlier in Item 2.

Securities

The Corporation uses its securities held-to-maturity for production of income and to manage cash flow needs through expected maturities. The Corporation uses its securities available-for-sale for income and balance sheet liquidity management. Securities available-for-sale reported at fair value increased from $395.6 million as of December 31, 2005 to $472.7 million at June 30, 2006; the excess of cost over market increased from $6.7 million to $11.2 million. Securities held-to-maturity decreased from $48.4 million to $44.6 million during the same period. Total securities as a percentage of total assets were 15.6% as of December 31, 2005 and 17.4% as of June 30, 2006.

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

Due to the nature of the markets served by the subsidiary bank, management believes that the majority of its certificates of deposit of $100,000 or more and its repurchase agreements are no more volatile than its core deposits. During periods of interest rate volatility, these deposit balances have remained stable as a percentage of total deposits. In addition, an arrangement has been made with a correspondent bank for the purchase of federal funds on an unsecured basis, up to $20 million, if necessary, to meet the Corporation’s liquidity needs.

The Corporation owns securities with an estimated fair value of $472.7 million that are designated as available-for-sale and available to meet liquidity needs on a continuing basis. The Corporation also has available Federal Home Loan Bank advances for both liquidity and management of its asset/liability position. FHLB advances decreased slightly to $121.5 million at June 30, 2006 from $122.8 million at December 31, 2005. FHLB borrowing capacity at June 30, 2006 was $275 million. Long-term debt remained at $59.5 million from December 31, 2005 to June 30, 2006. At June 30, 2006, the Corporation had $48.2 million in federal funds sold compared to $31.1 million at December 31, 2005. Additionally, management projects cash flows from the Corporation's investment portfolio to generate additional liquidity over the next 90 days.

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

The investment portfolio continues to consist of high-quality short-term issues. The majority of the investment portfolio is in U.S. Government and agency issuances. The average life of the portfolio is 3.07 years. Available-for-sale ("AFS") securities comprise 91.4% of the total investment portfolio. At the end of the second quarter, the AFS portfolio was 178.7% of equity capital.  At June 30, 2006, eighty-one percent of the pledge eligible portfolio was pledged.

The Corporation's stock repurchase program began in December 1998 with the authorization to acquire up to 500,000 shares and was increased by an additional 1,000,000 shares in July 2000 and in May 2005. During the first six months of 2006, the Corporation acquired no shares of the Corporation's stock. As of June 30, 2006, a total of 1.9 million shares have been repurchased through this program, leaving 0.6 million shares available for repurchase.

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

The Corporation’s principal source of funds used to pay dividends to shareholders and service long-term debt is the dividends it receives from the subsidiary bank. Various federal statutory provisions, in addition to regulatory policies and directives, limit the amount of dividends that subsidiary banks can pay without prior regulatory approval. These restrictions have had no major impact on the Corporation’s dividend policy or its ability to service long-term debt, nor is it anticipated that they would have any major impact in the foreseeable future. During the remainder of 2006, approximately $52.9 million plus any remaining 2006 net profits can be paid by the Corporation’s banking subsidiary without prior regulatory approval.

The primary source of capital for the Corporation is retained earnings. The Corporation paid cash dividends of $0.52 per share during the first six months of 2006. Basic earnings per share for the same period was $1.31. The Corporation retained 60.3% of earnings for the first six months of 2006.

Under guidelines issued by banking regulators, the Corporation and its subsidiary bank are required to maintain a minimum Tier 1 risk-based capital ratio of 4% and a minimum total risk-based ratio of 8%. In order to be considered “well-capitalized” the Corporation must maintain ratios of 6% and 10%, respectively. Risk-based capital ratios weight the relative risk factors of all assets and consider the risk associated with off-balance sheet items. The Corporation must also maintain a minimum Tier 1 leverage ratio of 4%. The well-capitalized ratio for Tier 1 leverage is 5%. The Corporation’s Tier 1 leverage, Tier 1 risk-based, and total risk-based ratios were 9.06%, 11.51%, and 12.72%, respectively, as of June 30, 2006, all exceeding the threshold for meeting the definition of well-capitalized.

As of June 30, 2006, management is not aware of any current recommendations by banking regulatory authorities which, if they were to be implemented, would have, or would be reasonably likely to have, a material adverse impact on the Corporation’s liquidity, capital resources, or operations.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest rate risk management focuses on maintaining consistent growth in net interest income within Board-approved policy limits. The Corporation uses an earnings simulation model to analyze net interest income sensitivity to movements in interest rates. Given a 200 basis point increase to the yield curve used in the simulation model, it is estimated net interest income for the Corporation would increase by 4.31 percent over one year and by 3.63 percent over two years. A 200 basis point decrease in the yield curve would decrease net interest income by an estimated 4.26 percent over one year and by 2.80 percent over two years. For further discussion of the Corporation's market risk, see the Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Market Risk included in the Annual Report on Form 10-K for the year ended December 31, 2005.

Item 4. Controls and Procedures

The Corporation's management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. As of June 30, 2006, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and the Executive Vice President/Treasurer, of the effectiveness of the design and operation of the Corporation's disclosure controls and procedures. Based on that evaluation, management concluded that disclosure controls and procedures as of June 30, 2006 were effective in ensuring material information required to be disclosed in this quarterly report on Form 10-Q was recorded, processed, summarized, and reported on a timely basis. Additionally, there were no changes in the Corporation's internal control over financial reporting that occurred during the quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, the Corporation's internal control over financial reporting.

Management's responsibilities related to establishing and maintaining effective disclosure controls and procedures include maintaining effective internal controls over financial reporting that are designed to produce reliable financial statements in accordance with accounting principles generally accepted in the United States. There have been no significant changes in the Corporation's internal controls or in other factors that could significantly affect internal controls subsequent to June 30, 2006.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	None

Item 1A.	Risk Factors

Proposed FHLB Capital Rule - On March 15, 2006, the Federal Housing Finance Board (the "Finance Board") published a proposed Capital Rule that would change the capital structure of the Federal Home Loan Banks ("FHLBanks"). The 120-day comment period on the proposed rule ended July 13, 2006. The Capital Rule would prescribe a minimum level of retained earnings and a maximum level of excess stock that each FHLBank can accumulate. It would also prohibit payment of dividends in the form of additional shares of FHLBank capital stock and permit a maximum dividend payout of fifty percent of current net income without Finance Board approval until the minimum level of retained earnings is achieved. Key provisions of the proposed Rule include the following items which are uniformly applicable to each FHLBank:

o	An FHLBank would be required to hold retained earnings of at least $50 million plus one percent of its prior quarter's average non-advance assets.

o	Dividends would be limited to no more than fifty percent of current net income without Finance Board approval until an FHLBank reaches its required level of retained earnings.

o
An FHLBank's excess capital stock would be limited to no more than one percent of its total assets. Any required reduction to excess capital stock would have to occur within sixty days of the proposed Rule's effective date.

o	An FHLBank would not be permitted to sell capital stock to a member in excess of its minimum capital stock requirement.

o	An FHLBank would be prohibited from paying dividends to its members in the form of capital stock.

o	After meeting the excess stock and retained earnings requirements, falling out of compliance would require approval of the Finance Board before an FHLBank could distribute dividends to stockholders.

For further information on the Corporation's risk factors, refer to Item 1A. included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2005.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	None

Item 3.	Defaults Upon Senior Securities	None

Item 4.	Submission of Matters to a Vote of Security Holders

The Corporation’s Annual Meeting of Shareholders was held on April 25, 2006. The following items were approved:

1) Election of the following members to the Corporation’s Board of Directors for the ensuing year.

Nominee	In Favor	Withheld	Abstained
Charles J. Baird	11,965,725	282,976	2,761,252
Nick A. Cooley	10,546,932	1,701,769	2,761,252
William A. Graham, Jr.	12,143,119	105,582	2,761,252
Jean R. Hale	12,141,276	107,425	2,761,252
James McGhee II	12,168,042	80,659	2,761,252
M. Lynn Parrish	12,105,727	142,974	2,761,252
Paul E. Patton	12,071,397	177,304	2,761,252
Dr. James R. Ramsey	12,159,303	89,398	2,761,252

2) Ratification of the Corporation’s independent registered public accounting firm for 2006.

The votes of the shareholders on this item were as follows:

In Favor	Against	Abstained
12,175,381	26,794	84,883

Refer to the Corporation's Current Report on Form 8-K dated May 9, 2006 and filed with the Securities and Exchange Commission on May 15, 2006 regarding a change in the registrant's certifying accountant.

3) Consideration and approval of the proposed 2006 Stock Ownership Incentive Plan.

The votes of the shareholders on this item were as follows:

In Favor	Against	Abstained
7,201,318	1,571,546	303,114

Item 5.	Other Information:

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

COMMUNITY TRUST BANCORP, INC.

By:

Date: August 8, 2006	/s/ Jean R. Hale
Jean R. Hale
Chairman, President, and
Chief Executive Officer

/s/ Kevin J. Stumbo
Kevin J. Stumbo
Executive Vice President and Treasurer