Form 10-Q
period 2006-09-30
COMMUNITY TRUST BANCORP INC /KY/
filed 2006-11-09
CIK 350852

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006

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

Common stock - 15,149,523 shares outstanding at October 31, 2006

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

Community Trust Bancorp, Inc.
Condensed Consolidated Balance Sheets
(unaudited)

(dollars in thousands)	September 30 2006	December 31 2005
Assets:
Cash and due from banks	$78,171	$91,066
Federal funds sold	24,390	31,145
Cash and cash equivalents	102,561	122,211

Securities available-for-sale at fair value
(amortized cost of $422,808 and $402,241, respectively)	415,691	395,572
Securities held-to-maturity at amortized cost
(fair value of $40,237 and $46,528, respectively)	42,213	48,444
Loans held for sale	1,826	135

Loans	2,154,129	2,107,344
Allowance for loan losses	(28,006)	(29,506)
Net loans	2,126,123	2,077,838

Premises and equipment, net	56,025	57,966
Goodwill	65,059	63,523
Core deposit intangible (net of accumulated amortization of $4,795 and
$4,319, respectively)	2,710	3,186
Federal Reserve Bank and Federal Home Loan Bank stock	27,659	26,682
Other assets	54,452	55,497
Total assets	$2,894,319	$2,851,054

Liabilities and shareholders’ equity:
Deposits
Noninterest bearing	$414,037	$445,929
Interest bearing	1,865,668	1,800,622
Total deposits	2,279,705	2,246,551

Repurchase agreements	158,085	129,156
Federal funds purchased and other short-term borrowings	5,914	17,485
Advances from Federal Home Loan Bank	81,395	122,835
Long-term debt	61,341	61,341
Other liabilities	32,980	19,741
Total liabilities	2,619,420	2,597,109

Shareholders’ equity:
Preferred stock, 300,000 shares authorized and unissued
Common stock, $5 par value, shares authorized 25,000,000;
Shares outstanding 2006 - 15,141,136; 2005 - 14,997,369	75,706	74,987
Capital surplus	150,367	147,626
Retained earnings	53,452	35,667
Accumulated other comprehensive loss, net of tax	(4,626)	(4,335)
Total shareholders’ equity	274,899	253,945

Total liabilities and shareholders’ equity	$2,894,319	$2,851,054

See notes to condensed consolidated financial statements.

Community Trust Bancorp, Inc.
Condensed Consolidated Statements of Income and Other Comprehensive Income
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
(in thousands except per share data)	2006	2005	2006	2005

Interest income:
Interest and fees on loans, including loans held for sale	$42,114	$36,100	$120,510	$99,215
Interest and dividends on securities
Taxable	4,947	4,230	14,550	13,570
Tax exempt	514	520	1,550	1,580
Other, including interest on federal funds sold	480	390	2,171	1,350
Total interest income	48,055	41,240	138,781	115,715

Interest expense:
Interest on deposits	16,546	11,226	45,558	30,223
Interest on repurchase agreements and other short-term
borrowings	2,212	1,019	6,497	2,503
Interest on advances from Federal Home Loan Bank	916	1,266	2,926	3,786
Interest on long-term debt	1,354	1,354	4,061	4,061
Total interest expense	21,028	14,865	59,042	40,573

Net interest income	27,027	26,375	79,739	75,142
Provision for loan losses	(1,755)	(2,470)	(3,105)	(5,537)
Net interest income after provision for loan losses	25,272	23,905	76,634	69,605

Noninterest income:
Service charges on deposit accounts	5,220	4,723	15,081	13,230
Gains on sales of loans, net	265	440	885	1,092
Trust income	927	751	2,669	2,231
Securities gains, net	0	0	0	3
Other	2,217	3,126	6,642	9,428
Total noninterest income	8,629	9,040	25,277	25,984

Noninterest expense:
Salaries and employee benefits	10,750	10,816	32,538	31,690
Occupancy, net	1,489	1,674	4,960	4,772
Equipment	1,246	1,134	3,728	3,265
Data processing	958	1,116	2,744	3,391
Legal and professional fees	760	627	2,076	2,152
Stationery, printing, and office supplies	178	373	643	1,082
Taxes other than payroll, property, and income	911	813	2,584	2,409
FDIC insurance	70	72	211	217
Other	3,595	3,165	10,417	9,703
Total noninterest expense	19,957	19,790	59,901	58,681

Income before income taxes	13,944	13,155	42,010	36,908
Income taxes	4,060	4,072	12,466	11,386
Net income	9,884	9,083	29,544	25,522

Other comprehensive income, net of tax:
Unrealized holding gains (losses) on securities available-for-sale	2,627	(897)	(291)	(2,288)
Comprehensive income	$12,511	$8,186	$29,253	$23,234

Basic earnings per share	$0.65	$0.61	$1.96	$1.71
Diluted earnings per share	0.64	0.60	1.93	1.68
Dividends declared per share	0.26	0.24	0.78	0.72

Weighted average shares outstanding-basic	15,129	14,917	15,064	14,885
Weighted average shares outstanding-diluted	15,369	15,215	15,272	15,166

See notes to condensed consolidated financial statements.

Community Trust Bancorp, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Nine months ended
	September 30
(in thousands)	2006	2005

Cash flows from operating activities:
Net income	$29,544	$25,522
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,347	3,799
Provision for loan and other real estate losses	3,314	5,583
Securities gains, net	0	(3)
Gains on sale of mortgage loans held for sale	(885)	(1,092)
Gains (losses) on sale of assets, net	252	(13)
Proceeds from sale of mortgage loans held for sale	46,766	47,805
Funding of mortgage loans held for sale	(47,572)	(47,458)
Amortization of securities premiums, net	755	1,293
Changes in:
Other liabilities	13,239	6,404
Other assets	(1,301)	(6,510)
Net cash provided by operating activities	48,459	35,330

Cash flows from investing activities:
Securities available-for-sale:
Proceeds from sales	103,900	31,850
Proceeds from prepayments and maturities	46,988	83,163
Purchase of securities	(172,100)	(54,378)
Securities held-to-maturity:
Proceeds from prepayments and maturities	6,122	11,503
Change in loans, net	(53,321)	(134,796)
Purchase of premises, equipment, and other real estate	(2,145)	(3,757)
Proceeds from sale of premises and equipment	32	21
Proceeds from sale of other real estate and other repossessed assets	3,251	2,368
Additions in other real estate owned	(72)	(305)
Net assets acquired	(1,536)	(4,308)
Net cash used in investing activities	(68,881)	(68,639)

Cash flows from financing activities:
Change in deposits, net	33,154	38,489
Change in repurchase agreements and other short-term borrowings, net	17,358	28,436
Payments on advances from Federal Home Loan Bank	(41,440)	(43,414)
Issuance of common stock	2,733	1,604
Excess tax benefits from stock-based compensation	727	0
Dividends paid	(11,760)	(10,720)
Net cash provided by financing activities	772	14,395
Net decrease in cash and cash equivalents	(19,650)	(18,914)
Cash and cash equivalents at beginning of year	122,211	129,580
Cash and cash equivalents at end of period	$102,561	$110,666

See notes to condensed consolidated financial statements.

Community Trust Bancorp, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1 - Summary of Significant Accounting Policies

In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments (which consist of normal recurring accruals) necessary, to present fairly the condensed consolidated financial position as of September 30, 2006, the results of operations for the three and nine months ended September 30, 2006 and 2005, and the cash flows for the nine months ended September 30, 2006 and 2005. In accordance with accounting principles generally accepted in the United States of America for interim financial information, these statements do not include certain information and footnote disclosures required by accounting principles generally accepted in the United States of America for complete annual financial statements. Financial information as of December 31, 2005 has been derived from the audited consolidated financial statements of Community Trust Bancorp, Inc. (the “Corporation”). The results of operations for the three and nine months ended September 30, 2006 and 2005 and the cash flows for the nine months ended September 30, 2006 and 2005 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2005, included in the Corporation's Annual Report on Form 10-K.

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

New Accounting Standards

➢  Stock-Based Employee Compensation - In December 2004, Statement of Financial Accounting Standards ("SFAS") No. 123R, Share-Based Payment, was issued. SFAS No. 123R is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123R requires the cost resulting from all share-based payment transactions be recognized in the financial statements, and establishes fair value as the measurement objective in accounting for share-based payment arrangements. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin Number 107 that provided additional guidance to public companies relating to share-based payment transactions and the implementation of SFAS 123R. On January 1, 2006, the Corporation adopted SFAS No. 123R using the “modified prospective” method. As further discussed under Note 2 - Stock-Based Compensation, the adoption of SFAS 123R resulted in compensation expense for the three and nine months ended September 30, 2006 of $157 thousand and $477 thousand, respectively.

➢  Accounting for Conditional Asset Retirement Obligations - In March 2005, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations ("FIN 47"), to clarify the term "conditional asset retirement" as used in SFAS 143, Accounting for Asset Retirement Obligations. FIN 47 requires that a liability be recognized for the fair value of a conditional asset retirement obligation when incurred, if the fair value of the liability can be reasonably estimated. Uncertainty about the timing or method of settlement of a conditional asset retirement obligation would be factored into the measurement of the liability when sufficient information exists. This interpretation is effective no later than the end of fiscal years ending after December 15, 2005. Accordingly, the Corporation adopted FIN 47 in the first quarter of 2006. Management has assessed the impact of FIN 47 and has determined that the adoption of FIN 47 did not have a material impact on the Corporation's financial position, results of operations, or cash flows.

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

➢  Accounting for Certain Hybrid Financial Instruments - In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statement No. 133 and 140. SFAS No. 155 amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, as well as resolves issues addressed in Statement No. 133 Implementation Issue No. D1, Application of Statement No. 133 to Beneficial Interests in Securitized Financial Assets. Specifically, SFAS No. 155: i) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; ii) clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement No. 133; iii) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; iv) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and v) amends Statement No. 140 to eliminate the prohibition on a qualifying SPE from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of the first fiscal year that begins after September 15, 2006. The adoption of this statement is not expected to have a material effect on the Corporation’s consolidated financial statements.

➢  Accounting for Uncertainty in Income Taxes - In July 2006, the FASB issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in accordance with FASB Statement No. 109, Accounting for Income Taxes. This statement also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The evaluation of a tax position in accordance with this statement is a two-step process. The first step is a recognition process to determine whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The second step is a measurement process whereby a tax position that meets the more likely than not recognition threshold is calculated to determine the amount of benefit to recognize in the financial statements. FIN 48 is effective for fiscal years beginning after December 15, 2006 and the cumulative effect of applying the provisions of this statement will be recognized as an adjustment to the beginning balance of retained earnings. The Corporation is currently in the process of evaluating the impact of adopting FIN 48 on its consolidated financial statements.

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

The Corporation adopted SFAS 123R using the “modified prospective” method, which results in no restatement of prior period amounts. Under this method, the provisions of SFAS 123R apply to all awards granted or modified after the date of adoption. In addition, compensation expense must be recognized for any unvested stock option awards outstanding as of the date of adoption over the remaining vesting period. The Corporation calculates the fair value of options using a Black-Scholes option pricing model. For the three and nine months ended September 30, 2006, the Corporation’s compensation expense related to stock option grants was $157 thousand and $477 thousand, respectively ($130 thousand and $394 thousand after tax and $0.01 and $0.03 per basic and diluted share) and as of September 30, 2006, there was a total of $1.5 million of unrecognized compensation expense related to unvested stock option awards that will be recognized as expense as the awards vest over a weighted average period of 1.4 years. SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation expense to be reported in the Statement of Cash Flows as a financing cash inflow rather than an operating cash inflow. In addition, SFAS 123R required a modification to the Corporation’s calculation of the dilutive effect of stock option awards on earnings per share. For companies that adopt SFAS 123R using the “modified prospective” method, disclosure of pro forma information for periods prior to adoption must continue to be made. The following table sets forth the effect of the change from applying the Corporation's previous method of accounting for share-based payment arrangements with employees:

	Nine Months Ended September 30, 2006
(in thousands except per share data)	Current Method	Previous Method
Income from continuing operations	$42,010	$42,488

Income before income taxes	42,010	42,488

Net income	29,544	29,938

Cash flow from operations	48,459	49,186

Cash flow from financing activities	772	45

Basic earnings per share	1.96	1.99

Diluted earnings per share	1.93	1.96

The following table sets forth the pro forma effect on net income and earnings per share as if the fair value method had been applied to the three and nine month periods ended September 30, 2005:

	Three Months Ended	Nine Months Ended
	September 30	September 30
(in thousands except per share data)	2005	2005
Net income, as reported	$9,083	$25,522
Less: Total stock-based employee compensation expense determined under a fair value based method for all awards, net of related income tax effect	(214)	(644)
Pro forma net income	$8,869	$24,878

Earnings per share:
Basic - as reported	$0.61	$1.71
Basic - pro forma	0.59	1.67
Diluted - as reported	0.60	1.68
Diluted - pro forma	0.58	1.64

There were no options granted during the three months ended September 30, 2006 or 2005. The fair value of options granted during the nine months ended September 30, 2006 and 2005 was established at the date of grant using a Black-Scholes option pricing model with the weighted average assumptions as follows:

	Nine Months Ended
	September 30
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

The amortized cost and fair value of securities at September 30, 2006 are summarized as follows:

Available-for-Sale

(in thousands)	Amortized Cost	Fair Value
U.S. Treasury and Government agencies	$15,287	$15,425
State and political subdivisions	45,179	45,962
U.S. agency mortgage-backed pass through certificates	256,691	249,152
Collateralized mortgage obligations	1	1
Total debt securities	317,158	310,540
Marketable equity securities	105,650	105,151
Total available-for-sale securities	$422,808	$415,691

Held-to-Maturity

(in thousands)	Amortized Cost	Fair Value
State and political subdivisions	$3,068	$2,821
U.S. agency mortgage-backed pass through certificates	39,145	37,416
Total held-to-maturity securities	$42,213	$40,237

The amortized cost and fair value of securities as of December 31, 2005 are summarized as follows:

Available-for-Sale

(in thousands)	Amortized Cost	Fair Value
U.S. Treasury and Government agencies	$2,005	$2,005
State and political subdivisions	45,911	46,932
U.S. agency mortgage-backed pass through certificates	295,822	288,631
Collateralized mortgage obligations	1,003	1,012
Other debt securities	17,500	16,992
Total debt securities	362,241	355,572
Marketable equity securities	40,000	40,000
Total available-for-sale securities	$402,241	$395,572

Held-to-Maturity

(in thousands)	Amortized Cost	Fair Value
State and political subdivisions	$3,134	$2,982
U.S. agency mortgage-backed pass through certificates	45,310	43,546
Total held-to-maturity securities	$48,444	$46,528

Note 4 - Loans

Major classifications of loans are summarized as follows:

(in thousands)	September 30 2006	December 31 2005
Commercial construction	$131,838	$115,721
Commercial secured by real estate	638,324	665,911
Commercial other	327,557	301,828
Real estate construction	50,540	51,232
Real estate mortgage	573,739	542,809
Consumer	420,122	414,920
Equipment lease financing	12,009	14,923
Total loans	$2,154,129	$2,107,344

Note 5 - Borrowings

Short-term debt consists of the following:

(in thousands)	September 30 2006	December 31 2005
Subsidiaries:
Repurchase agreements	$158,085	$129,156
Federal funds purchased	5,914	17,485
Total short-term debt	$163,999	$146,641

On April 28, 2006, the Corporation entered into a revolving note agreement for a line of credit in the amount of $12 million, all of which is currently available to meet any future cash needs. The agreement will mature on April 28, 2007.

All federal funds purchased and the majority of repurchase agreements mature and reprice daily. The average rates paid for federal funds purchased and repurchase agreements on September 30, 2006 were 5.12% and 4.89%, respectively.

Federal Home Loan Bank advances consisted of the following monthly amortizing and term borrowings:

(in thousands)	September 30 2006	December 31 2005
Monthly amortizing	$1,395	$1,835
Term	80,000	121,000
	$81,395	$122,835

The advances from the Federal Home Loan Bank that require monthly principal payments were due for repayment as follows:

	Principal Payments Due by Period at September 30, 2006
(in thousands)	Total	Within 1 Year	1-5 Years	5-10 Years	After 10 Years
Outstanding advances, weighted average interest rate - 4.70%	$1,395	$451	$896	$31	$17

The term advances that require the total payment to be made at maturity follow:

(in thousands)	September 30 2006	December 31 2005
Advance #144, 2.88%, due 8/30/06	$0	$40,000
Advance #145, 3.31%, due 8/30/07	40,000	40,000
Advance #146, 3.70%, due 8/30/08	40,000	40,000
Advance #148, 1.76%, due 6/6/13	0	1,000
	$80,000	$121,000

The advances are collateralized by Federal Home Loan Bank stock of $23.4 million and certain first mortgage loans totaling $109.9 million as of September 30, 2006. Advances totaling $81.4 million at September 30, 2006 had fixed interest rates ranging from 1.00% to 7.05% with a weighted average rate of 3.53%. The advances are subject to restrictions or penalties in the event of prepayment.

Long-term debt consists of the following:

(in thousands)	September 30 2006	December 31 2005
Junior subordinated debentures, 9.00%, due 3/31/27	$35,568	$35,568
Junior subordinated debentures, 8.25%, due 3/31/32	25,773	25,773
Total long-term debt	$61,341	$61,341

Although the junior subordinated debentures mature on March 31, 2027 and March 31, 2032, they are subject to early mandatory redemption in whole under certain limited circumstances and are callable at par in whole or in part anytime after March 31, 2007.

6. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 30		September 30
(in thousands)	2006	2005	2006	2005
Numerator:
Net income	$9,884	$9,083	$29,544	$25,522

Denominator:
Basic earnings per share:
Weighted average shares	15,129	14,917	15,064	14,885
Diluted earnings per share:
Effect of dilutive stock options	240	298	208	281
Adjusted weighted average shares	15,369	15,215	15,272	15,166

Earnings per share:
Basic earnings per share	$0.65	$0.61	$1.96	$1.71
Diluted earnings per share	0.64	0.60	1.93	1.68

7. Fair Market Value of Financial Instruments

The following schedule shows the estimated fair value of each class of financial instruments for which it is practicable to estimate that value:

(in thousands)	September 30 2006		December 31 2005
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets
Cash and cash equivalents	$102,561	$102,561	$122,211	$122,211
Securities	457,904	455,928	444,016	442,100
Loans and loans held for sale	2,155,955	2,114,669	2,107,479	2,099,335
	$2,716,420	$2,673,158	$2,673,706	$2,663,646

Financial liabilities
Deposits	$2,279,705	$2,264,941	$2,246,551	$2,236,357
Short-term borrowings	163,999	164,487	146,641	146,308
Advances from Federal Home Loan Bank	81,395	77,887	122,835	117,260
Long-term debt	61,341	60,444	61,341	61,412
	$2,586,440	$2,567,759	$2,577,368	$2,561,337

The changes in the estimated fair values from December 31, 2005 to September 30, 2006 are due to interest rate changes and not impairment of any financial instruments.

Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Overview

Community Trust Bancorp, Inc. (the “Corporation”) is a bank holding company headquartered in Pikeville, Kentucky. At September 30, 2006, the Corporation owned one commercial bank and one trust company. Through its subsidiaries, the Corporation has seventy-nine banking locations in eastern, northeast, central, and south central Kentucky and southern West Virginia, one loan production office in Kentucky, and five trust offices across Kentucky. The Corporation had total assets of $2.9 billion and total shareholders’ equity of $274.9 million as of September 30, 2006. The Corporation’s common stock is listed on NASDAQ under the symbol CTBI. Current market participants are FTN Midwest Research Securities Corp., Cleveland, Ohio; Goldman, Sachs & Co., New York, New York; Howe Barnes Investments, Inc., Chicago, Illinois; J.J.B. Hilliard, W.L. Lyons, Inc., Louisville, Kentucky; Keefe, Bruyette & Woods, Inc., New York, New York; Merrill Lynch, Pierce, Fenner & Smith Incorporated, New York, New York; Monroe Securities, Inc., Chicago, Illinois; Morgan Stanley & Co., Incorporated, New York, New York; and Sandler O'Neill & Partners, New York, New York.

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

Dividends

The following schedule shows the quarterly cash dividends paid for the past six quarters:

Pay Date	Record Date	Amount Per Share
October 1, 2006	September 15, 2006	$0.26
July 1, 2006	June 15, 2006	$0.26
April 1, 2006	March 15, 2006	$0.26
January 1, 2006	December 15, 2005	$0.26
October 1, 2005	September 15, 2005	$0.24
July 1, 2005	June 15, 2005	$0.24

On October 26, 2006, the Corporation announced an increase in the cash dividend to $0.27 per share to be paid on January 1, 2007, to shareholders of record on December 15, 2006.

Statement of Income Review

The Corporation reported earnings for the third quarter 2006 of $9.9 million or $0.65 per share compared to $9.1 million or $0.61 per share earned during the third quarter of 2005 and $9.9 million or $0.66 per share earned during the second quarter of 2006. Earnings for the nine months ended September 30, 2006 were $29.5 million or $1.96 per share compared to $25.5 million or $1.71 per share earned during the nine months ended September 30, 2005. Basic earnings per share for the third quarter 2006 reflects an increase of 6.6% over the third quarter 2005 and a 1.5% decrease from the second quarter 2006. The 1.5% decrease in earnings per share quarter over quarter is primarily due to the increase in weighted average shares outstanding quarter over quarter. Year-to-date earnings per share increased 14.6% from prior year.

The Corporation had basic weighted average shares outstanding of 15.1 million and 14.9 million, respectively, for the three months ended September 30, 2006 and 2005 and 15.1 million and 14.9 million, respectively, for the nine months ended September 30, 2006 and 2005. The following table sets forth on an annualized basis the return on average assets and return on average shareholders’ equity for the three and nine months ended September 30, 2006 and 2005:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2006	2005	2006	2005
Return on average shareholders' equity	14.40%	14.50%	14.89%	14.00%
Return on average assets	1.34%	1.26%	1.34%	1.22%

Net Interest Income

The Corporation's net interest margin for the third quarter 2006 was 4.06% compared to 4.07% for the third quarter 2005 and 4.01% for the second quarter 2006. As rates stabilize in the latter part of the year, management expects some margin compression during the fourth quarter of 2006.

Net interest income for the quarter of $27.0 million was an increase of 2.5% from the $26.4 million for the third quarter 2005 and a 0.9% increase from the $26.8 million for the second quarter 2006. Year-to-date net interest income increased 6.1% or $4.6 million from the nine months ended September 30, 2005. Average earnings assets increased 2.6% from the quarter ended September 30, 2005 to $2.7 billion for the quarter ended September 30, 2006 but decreased 1.4% from prior quarter. The decrease from prior quarter was due to a reduction in the investment portfolio to provide funding for loan growth and payment of a maturing Federal Home Loan Bank advance which was acquired in the third quarter 2004 to fund growth in our investment portfolio. Average earning assets for the nine months ended September 30, 2006 increased 4.8% or $123.0 million over the nine months ended September 30, 2005.

The following table summarizes the annualized net interest spread and net interest margin for the three and nine months ended September 30, 2006 and 2005.

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2006	2005	2006	2005
Yield on interest earning assets	7.18%	6.32%	6.97%	6.10%
Cost of interest bearing funds	3.78%	2.73%	3.57%	2.56%
Net interest spread	3.40%	3.59%	3.40%	3.54%

Net interest margin	4.06%	4.07%	4.03%	3.98%

Provision for Loan Losses

The analysis of the changes in the allowance for loan losses and selected ratios is set forth below:

	Nine Months Ended
	September 30
(in thousands)	2006	2005

Allowance balance at January 1	$29,506	$27,017
Allowance of acquired banks	0	1,759
Additions to allowance charged against operations	3,105	5,537
Recoveries credited to allowance	2,412	2,537
Losses charged against allowance	(7,017)	(7,151)
Allowance balance at September 30	$28,006	$29,699

Allowance for loan losses to period-end loans	1.30%	1.41%
Average loans, net of unearned income	$2,122,011	$1,996,950
Provision for loan losses to average loans, annualized	0.20%	0.37%
Loan charge-offs net of recoveries, to average loans, annualized	0.29%	0.31%

Net loan charge-offs for the quarter ended September 30, 2006 were $1.6 million, or 0.3% of average loans annualized, compared to $1.9 million, or 0.4% of average loans annualized, for the quarter ended September 30, 2005 and $1.7 million, or 0.3% of average loans annualized, for the quarter ended June 30, 2006. As a result of the improvement in credit quality trends, our reserve for losses on loans as a percentage of total loans outstanding at September 30, 2006 decreased to 1.30% from the 1.41% at September 30, 2005 and remained flat to June 30, 2006.

Noninterest Income

Noninterest income for the quarter ended September 30, 2006 decreased 4.5% from the quarter ended September 30, 2005 but increased 1.7% from the quarter ended June 30, 2006. Year-to-date noninterest income decreased 2.7% to $25.3 million for the nine months ended September 30, 2006 from the $26.0 million for the same period last year.

The following table displays the quarterly activity in the various significant noninterest income accounts.

Noninterest Income Summary
(in thousands)	3Q 2006	2Q 2006	3Q 2005	9 Months 2006	9 Months 2005
Deposit related fees	$5,220	$5,309	$4,723	$15,081	$13,230
Loan related fees	661	488	1,489	1,774	4,131
Trust revenue	927	861	751	2,669	2,231
Gains on sales of loans	265	316	440	885	1,092
Other revenue	1,556	1,510	1,637	4,868	5,300
Total noninterest income	$8,629	$8,484	$9,040	$25,277	$25,984

Noninterest Expense

Noninterest expense for the quarter ended September 30, 2006 of $20.0 million was a 0.8% increase from the $19.8 million for the third quarter 2005 and a 0.5% increase from the $19.9 million for the second quarter 2006. Year-to-date noninterest expense increased 2.1% from $58.7 million to $59.9 million primarily due to increases in personnel expense associated with annual salary adjustments and staffing of new branches as well as increases in occupancy and equipment related to new branch openings.

Balance Sheet Review

The Corporation’s total assets at September 30, 2006 were $2.9 billion compared to $2.9 billion at December 31, 2005 and $3.0 billion at June 30, 2006. Loans outstanding grew $46.8 million from December 31, 2005 representing an annualized increase of 3.0%. Loan growth for the quarter was $15.3 million, an annualized growth rate of 2.8%. The investment portfolio increased an annualized 4.2% or $13.9 million from December 31, 2005 to September 30, 2006 but decreased an annualized 45.5% or $59.3 million during the quarter. The decrease in the investment portfolio quarter over quarter primarily consisted of a $57.0 million reduction in securities available-for-sale to provide funding for loan growth and payment of a maturing Federal Home Loan Bank advance which was acquired in the third quarter 2004 to fund growth in our investment portfolio. Deposits including repurchase agreements of $2.4 billion at September 30, 2006 increased an annualized 3.5% or $62.1 million from December 31, 2005 but decreased an annualized 6.5% or $40.9 million from June 30, 2006.

In the third quarter 2006, the Corporation finalized its 2005 corporate income tax return. As a result, a final goodwill adjustment was booked in the amount of $1.5 million relating to the 2005 acquisition of Heritage Community Bank of Danville.

Shareholders’ equity of $274.9 million on September 30, 2006 was an annualized 11.0% increase from the $253.9 million on December 31, 2005 and an annualized increase of 15.5% from the $264.6 million on June 30, 2006. The Corporation's annualized dividend yield to shareholders as of September 30, 2006 was 2.76%.

Loans

Loan growth has occurred in all three major loan categories—commercial, consumer, and residential real estate—from prior year-end; however, the commercial portfolio decreased slightly from June 30, 2006. At September 30, 2006, the commercial loan portfolio increased $11.3 million from prior year-end but decreased $6.4 million from prior quarter. Residential real estate loan growth from prior year-end and prior quarter was $30.2 million and $16.0 million, respectively. Consumer loan growth from prior year-end and prior quarter was $5.2 million and $5.8 million, respectively.

The following tables summarize the Corporation’s nonperforming loans as of September 30, 2006 and December 31, 2005.

(in thousands)	Nonaccrual Loans	As a % of Loan Balances by Category	Restructured Loans	As a % of Loan Balances by Category	Accruing Loans Past Due 90 Days or More	As a % of Loan Balances by Category	Total Loan Balances
September 30, 2006
Commercial construction	$23	0.02%	$0	0.00%	$538	0.41%	$131,838
Commercial secured by real estate	3,819	0.60	26	0.00	2,972	0.47	638,324
Commercial other	2,350	0.72	58	0.02	639	0.20	327,557
Consumer real estate construction	238	0.47	0	0.00	252	0.50	50,540
Consumer real estate secured	2,493	0.43	0	0.00	1,836	0.32	573,739
Consumer other	3	0.00	0	0.00	411	0.10	420,122
Equipment lease financing	0	0.00	0	0.00	0	0.00	12,009
Total	$8,926	0.41%	$84	0.00%	$6,648	0.31%	$2,154,129

(in thousands)	Nonaccrual Loans	As a % of Loan Balances by Category	Restructured Loans	As a % of Loan Balances by Category	Accruing Loans Past Due 90 Days or More	As a % of Loan Balances by Category	Total Loan Balances
December 31, 2005
Commercial construction	$0	0.00%	$0	0.00%	$0	0.00%	$115,721
Commercial secured by real estate	4,150	0.62	819	0.12	4,706	0.71	665,911
Commercial other	3,918	1.30	80	0.03	858	0.28	301,828
Consumer real estate construction	112	0.22	0	0.00	172	0.34	51,232
Consumer real estate secured	4,032	0.74	0	0.00	1,970	0.36	542,809
Consumer other	7	0.00	0	0.00	578	0.14	414,920
Equipment lease financing	0	0.00	0	0.00	0	0.00	14,923
Total	$12,219	0.58%	$899	0.04%	$8,284	0.39%	$2,107,344

Nonperforming loans at September 30, 2006 were $15.7 million compared to $21.4 million at December 31, 2005 and $17.0 million at June 30, 2006. Nonperforming loans as of percentage of total loans at September 30, 2006 were 0.7%, a 29 basis point decrease from December 31, 2005 and 7 basis point decrease from prior quarter.

Foreclosed properties at September 30, 2006 were $3.9 million compared to $5.4 million on December 31, 2005 and $5.0 million on June 30, 2006.

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

Securities

The Corporation uses its securities held-to-maturity for production of income and to manage cash flow needs through expected maturities. The Corporation uses its securities available-for-sale for income and balance sheet liquidity management. Securities available-for-sale reported at fair value increased from $395.6 million as of December 31, 2005 to $415.7 million at September 30, 2006; the excess of cost over market increased from $6.7 million to $7.1 million. Securities held-to-maturity decreased from $48.4 million to $42.2 million during the same period. Total securities as a percentage of total assets were 15.6% as of December 31, 2005 and 15.8% as of September 30, 2006.

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

The Corporation owns securities with an estimated fair value of $415.7 million that are designated as available-for-sale and available to meet liquidity needs on a continuing basis. The Corporation also has available Federal Home Loan Bank advances for both liquidity and management of its asset/liability position. FHLB advances decreased to $81.4 million at September 30, 2006 from $122.8 million at December 31, 2005. The decrease in FHLB advances was the result of a $57.0 million payment of a maturing advance acquired in the third quarter 2004 to fund growth in our investment portfolio. FHLB borrowing capacity at September 30, 2006 was $327.3 million. Long-term debt remained at $61.3 million from December 31, 2005 to September 30, 2006. At September 30, 2006, the Corporation had $24.4 million in federal funds sold compared to $31.1 million at December 31, 2005. Additionally, management projects cash flows from the Corporation's investment portfolio to generate additional liquidity over the next 90 days.

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

The investment portfolio continues to consist of high-quality short-term issues. The majority of the investment portfolio is in U.S. Government and agency issuances. The average life of the portfolio is 3.16 years. Available-for-sale ("AFS") securities comprise 90.8% of the total investment portfolio. At the end of the third quarter, the AFS portfolio was 151.2% of equity capital.  At September 30, 2006, ninety percent of the pledge eligible portfolio was pledged.

The Corporation's stock repurchase program began in December 1998 with the authorization to acquire up to 500,000 shares and was increased by an additional 1,000,000 shares in July 2000 and in May 2005. During the first nine months of 2006, the Corporation acquired no shares of the Corporation's stock. As of September 30, 2006, a total of 1.9 million shares have been repurchased through this program, leaving 0.6 million shares available for repurchase.

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

The Corporation’s principal source of funds used to pay dividends to shareholders and service long-term debt is the dividends it receives from the subsidiary bank. Various federal statutory provisions, in addition to regulatory policies and directives, limit the amount of dividends that subsidiary banks can pay without prior regulatory approval. These restrictions have had no major impact on the Corporation’s dividend policy or its ability to service long-term debt, nor is it anticipated that they would have any major impact in the foreseeable future. During the remainder of 2006, approximately $60.6 million plus any remaining 2006 net profits can be paid by the Corporation’s banking subsidiary without prior regulatory approval.

The primary source of capital for the Corporation is retained earnings. The Corporation paid cash dividends of $0.78 per share during the first nine months of 2006. Basic earnings per share for the same period was $1.96. The Corporation retained 60.2% of earnings for the first nine months of 2006.

Under guidelines issued by banking regulators, the Corporation and its subsidiary bank are required to maintain a minimum Tier 1 risk-based capital ratio of 4% and a minimum total risk-based ratio of 8%. In order to be considered “well-capitalized” the Corporation must maintain ratios of 6% and 10%, respectively. Risk-based capital ratios weight the relative risk factors of all assets and consider the risk associated with off-balance sheet items. The Corporation must also maintain a minimum Tier 1 leverage ratio of 4%. The well-capitalized ratio for Tier 1 leverage is 5%. The Corporation’s Tier 1 leverage, Tier 1 risk-based, and total risk-based ratios were 9.42%, 12.05%, and 13.30%, respectively, as of September 30, 2006, all exceeding the threshold for meeting the definition of well-capitalized.

As of September 30, 2006, management is not aware of any current recommendations by banking regulatory authorities which, if they were to be implemented, would have, or would be reasonably likely to have, a material adverse impact on the Corporation’s liquidity, capital resources, or operations.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest rate risk management focuses on maintaining consistent growth in net interest income within Board-approved policy limits. The Corporation uses an earnings simulation model to analyze net interest income sensitivity to movements in interest rates. Given a 200 basis point increase to the yield curve used in the simulation model, it is estimated net interest income for the Corporation would increase by 5.31 percent over one year and by 1.66 percent over two years. A 200 basis point decrease in the yield curve would decrease net interest income by an estimated 5.30 percent over one year and by 1.44 percent over two years. For further discussion of the Corporation's market risk, see the Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Market Risk included in the Annual Report on Form 10-K for the year ended December 31, 2005.

Item 4. Controls and Procedures

The Corporation's management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. As of September 30, 2006, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and the Executive Vice President/Treasurer, of the effectiveness of the design and operation of the Corporation's disclosure controls and procedures. Based on that evaluation, management concluded that disclosure controls and procedures as of September 30, 2006 were effective in ensuring material information required to be disclosed in this quarterly report on Form 10-Q was recorded, processed, summarized, and reported on a timely basis. Additionally, there were no changes in the Corporation's internal control over financial reporting that occurred during the quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, the Corporation's internal control over financial reporting.

Management's responsibilities related to establishing and maintaining effective disclosure controls and procedures include maintaining effective internal controls over financial reporting that are designed to produce reliable financial statements in accordance with accounting principles generally accepted in the United States. There have been no significant changes in the Corporation's internal controls or in other factors that could significantly affect internal controls subsequent to September 30, 2006.

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

COMMUNITY TRUST BANCORP, INC.

Date: November 9, 2006	By:	/s/ Jean R. Hale

Chairman, President and Chief Executive Officer

By:	/s/ Kevin J. Stumbo

Executive Vice President and Treasurer