Form 10-K
period 2006-12-31
COMMUNITY TRUST BANCORP INC /KY/
filed 2007-03-15
CIK 350852

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
For the fiscal year ended December 31, 2006
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
Common Stock, $5.00 par value
(Title of Class)

Securities registered pursuant to Section 12(g) of the Act:
None

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

Based upon the closing price of the Common Shares of the Registrant on the NASDAQ-Stock Market LLC - Global Select Market, the aggregate market value of voting stock held by non-affiliates of the Registrant as of June 30, 2006 was $492.1 million. For the purpose of the foregoing calculation only, all directors and executive officers of the Registrant have been deemed affiliates. The number of shares outstanding of the Registrant’s Common Stock as of February 28, 2007 was 15,203,174.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference into the Form 10-K part indicated:

Document	Form 10-K
(1) Proxy statement for the annual meeting of shareholders to be held April 24, 2007	Part III

i

PART I

Item 1. Business

Community Trust Bancorp, Inc. (the "Corporation") is a bank holding company registered with the Board of Governors of the Federal Reserve System pursuant to Section 5(a) of the Bank Holding Company Act of 1956, as amended. Our Corporation was incorporated August 12, 1980, under the laws of the Commonwealth of Kentucky for the purpose of becoming a bank holding company. At December 31, 2006, our Corporation owned all the capital stock of one commercial bank and one trust company, serving small and mid-sized communities in eastern, northeastern, central, and south central Kentucky and southern West Virginia. The commercial bank is Community Trust Bank, Inc., Pikeville, Kentucky (the "Bank") and the trust company is Community Trust and Investment Company, Lexington, Kentucky (the "Trust Company"). At December 31, 2006, our Corporation had total consolidated assets of $3.0 billion and total consolidated deposits, including repurchase agreements, of $2.5 billion, making it the second largest bank holding company headquartered in the Commonwealth of Kentucky.

Effective January 1, 2003, our Bank and Trust Company converted their charters to state charters from national associations. Our Bank remained a member of the Federal Reserve System following conversion. Following its conversion, our Trust Company changed its name from Trust Company of Kentucky, National Association to Community Trust and Investment Company in order to identify more closely our Trust Company with our Bank. While the conversions resulted in some reduction in expenses, they did not result in any changes in the management or operations of our Bank or our Trust Company.

On June 10, 2005, our Bank completed the acquisition of Heritage Community Bank of Danville, Kentucky. All former Heritage Community Bank offices now operate as branch offices of Community Trust Bank, Inc. Our Corporation obtained loans totaling approximately $73.7 million, cash and cash equivalents of approximately $8.1 million, and deposits totaling approximately $69.8 million from this acquisition. The total cost of the acquisition, including direct acquisition costs, was $12.4 million. Goodwill and core deposit intangible of approximately $5.5 million was recorded. Pro forma information has not been presented since the impact of the acquisition is not significant to the consolidated financial statements.

Through its subsidiaries, our Corporation engages in a wide range of commercial and personal banking and trust activities, which include accepting time and demand deposits; making secured and unsecured loans to corporations, individuals and others; providing cash management services to corporate and individual customers; issuing letters of credit; renting safe deposit boxes; and providing funds transfer services. The lending activities of our Bank include making commercial, construction, mortgage, and personal loans. Also available are lease-financing, lines of credit, revolving lines of credit, term loans, and other specialized loans including asset-based financing. Our corporate subsidiaries act as trustees of personal trusts, as executors of estates, as trustees for employee benefit trusts, as registrars, transfer agents, and paying agents for bond and stock issues, as depositories for securities, and as providers of full service brokerage services.

COMPETITION

Our Corporation’s subsidiaries face substantial competition for deposit, credit, and trust relationships, as well as other sources of funding in the communities we serve. Competing providers include state banks, national banks, thrifts, trust companies, insurance companies, mortgage banking operations, credit unions, finance companies, brokerage companies, and other financial and non-financial companies which may offer products functionally equivalent to those offered by our subsidiaries. Many of these providers offer services within and outside the market areas served by our subsidiaries. We strive to offer competitively priced products along with quality customer service to build customer relationships in the communities we serve.

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

The Gramm-Leach-Bliley Act of 1999 (the "GLB Act") has expanded the permissible activities of a bank holding company. The GLB Act allows qualifying bank holding companies to elect to be treated as financial holding companies. A financial holding company may engage in activities that are financial in nature or are incidental or complementary to financial activities. We have not yet elected to be treated as a financial holding company. The GLB Act also eliminated restrictions imposed by the Glass-Steagall Financial Services Law, adopted in the 1930s, which prevented banking, insurance, and securities firms from fully entering each other’s business. This legislation has resulted in further consolidation in the financial services industry. In addition, removal of these restrictions has increased the number of entities providing banking services and thereby created additional competition.

No material portion of our business is seasonal. We are not dependent upon any one customer or a few customers, and the loss of any one or a few customers would not have a material adverse effect on us. See note 18 to the consolidated financial statements for additional information regarding concentrations of credit.

We do not engage in any operations in foreign countries.

EMPLOYEES

As of December 31, 2006, our Corporation and subsidiaries had 1,021 full-time equivalent employees. Our employees are provided with a variety of employee benefits. A retirement plan, an employee stock ownership plan, group life insurance, major medical insurance, a cafeteria plan, and annual management and employee incentive compensation plans are available to eligible personnel.

SUPERVISION AND REGULATION

We, as a registered bank holding company, are restricted to those activities permissible under the Bank Holding Company Act of 1956, as amended, and are subject to actions of the Board of Governors of the Federal Reserve System thereunder. We are required to file an annual report with the Federal Reserve Board and are subject to an annual examination by the Board.

Our Bank is a state-chartered bank subject to state and federal banking laws and regulations and periodic examination by the Kentucky Office of Financial Institutions and the restrictions, including dividend restrictions, thereunder. Our Bank is also a member of the Federal Reserve System and is subject to certain restrictions imposed by and to examination and supervision under the Federal Reserve Act. Our Trust Company is also regulated by the Kentucky Office of Financial Institutions and the Federal Reserve.

Deposits of our Bank are insured by the Federal Deposit Insurance Corporation, which subjects banks to regulation and examination under the provisions of the Federal Deposit Insurance Act.

The operations of our Corporation and its subsidiaries also are affected by other banking legislation and policies and practices of various regulatory authorities. Such legislation and policies include statutory maximum rates on some loans, reserve requirements, domestic monetary and fiscal policy, and limitations on the kinds of services that may be offered.

The Corporation’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports are available free of charge on our website at www.ctbi.com as soon as reasonably practicable after such materials are electronically filed with or furnished to the Securities and Exchange Commission. The Corporation’s Code of Business Conduct and Ethics is also available on our website. Copies of our annual report will be made available free of charge upon written request.

CAUTIONARY STATEMENT

Certain of the statements contained herein that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. The Corporation’s actual results may differ materially from those included in the forward-looking statements. Forward-looking statements are typically identified by words or phrases such as "believe," "expect," "anticipate," "intend," "estimate," "may increase," "may fluctuate," and similar expressions or future or conditional verbs such as "will," "should," "would," and "could." These forward-looking statements involve risks and uncertainties including, but not limited to, economic conditions, portfolio growth, the credit performance of the portfolios, including bankruptcies, and seasonal factors; changes in general economic conditions including the performance of financial markets, prevailing inflation and interest rates, realized gains from sales of investments, gains from asset sales, and losses on commercial lending activities; results of various investment activities; the effects of competitors’ pricing policies, changes in laws and regulations, competition, and demographic changes on target market populations’ savings and financial planning needs; industry changes in information technology systems on which we are highly dependent; failure of acquisitions to produce revenue enhancements or cost savings at levels or within the time frames originally anticipated or unforeseen integration difficulties; the adoption by the Corporation of a Federal Financial Institutions Examination Council (FFIEC) policy that provides guidance on the reporting of delinquent consumer loans and the timing of associated credit charge-offs for financial institution subsidiaries; and the resolution of legal proceedings and related matters. In addition, the banking industry in general is subject to various monetary and fiscal policies and regulations, which include those determined by the Federal Reserve Board, the Federal Deposit Insurance Corporation, and state regulators, whose policies and regulations could affect the Corporation’s results. These statements are representative only on the date hereof, and the Corporation undertakes no obligation to update any forward-looking statements made.

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

We originate residential loans for sale and for our portfolio. The origination of loans for sale is designed to meet client financing needs and earn fee income. The origination of loans for sale is highly dependent upon the local real estate market and the level and trend of interest rates. Increasing interest rates may reduce the origination of loans for sale and consequently the fee income we earn. While our commercial banking, construction, and income property business lines remain a significant portion of our activities, high interest rates may reduce our mortgage-banking activities and thereby our income. In contrast, decreasing interest rates have the effect of causing clients to refinance mortgage loans faster than anticipated. This causes the value of assets related to the servicing rights on loans sold to be lower than originally anticipated. If this happens, we may need to write down our servicing assets faster, which would accelerate our expense and lower our earnings.

We consider interest rate risk one of our most significant market risks. Interest rate risk is the exposure to adverse changes in net interest income due to changes in interest rates. Consistency of our net interest revenue is largely dependent upon the effective management of interest rate risk. We employ a variety of measurement techniques to identify and manage our interest rate risk including the use of an earnings simulation model to analyze net interest income sensitivity to changing interest rates. The model is based on actual cash flows and repricing characteristics for on and off-balance sheet instruments and incorporates market-based assumptions regarding the effect of changing interest rates on the prepayment rates of certain assets and liabilities. Assumptions based on the historical behavior of deposit rates and balances in relation to changes in interest rates are also incorporated into the model. These assumptions are inherently uncertain, and as a result, the model cannot precisely measure net interest income or precisely predict the impact of fluctuations in interest rates on net interest income. Actual results will differ from simulated results due to timing, magnitude, and frequency of interest rate changes as well as changes in market conditions and management strategies.

Government Policies
Our business may be adversely affected by changes in government policies.

The earnings of banks and bank holding companies such as ours are affected by the policies of regulatory authorities, including the Federal Reserve Board, which regulates the money supply. Among the methods employed by the Federal Reserve Board are open market operations in U.S. Government securities, changes in the discount rate on member bank borrowings, and changes in reserve requirements against member bank deposits. These methods are used in varying combinations to influence overall growth and distribution of bank loans, investments and deposits, and their use may also affect interest rates charged on loans or paid on deposits. The monetary policies of the Federal Reserve Board have had a significant effect on the operating results of commercial and savings banks in the past and are expected to continue to do so in the future.

The banking industry is highly regulated and changes in federal and state banking regulations as well as policies and administration guidelines may affect our practices, growth prospects, and earnings.

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

We face competition both in originating loans and in attracting deposits. Competition in the financial services industry is intense. We compete for clients by offering excellent service and competitive rates on our loans and deposit products. The type of institutions we compete with include commercial banks, savings institutions, mortgage banking firms, credit unions, finance companies, mutual funds, insurance companies and brokerage and investment banking firms. Competition arises from institutions located within and outside our market areas. As a result of their size and ability to achieve economies of scale, certain of our competitors offer a broader range of products and services than we offer. In addition, to stay competitive in our markets we may need to adjust the interest rates on our products to match the rates offered by our competitors, which could adversely affect our net interest margin. As a result, our profitability depends upon our continued ability to successfully compete in our market areas while achieving our investment objectives.

Economy
Our business may be adversely affected by downturns in the local economies on which we depend.

Our loan portfolio is concentrated primarily in eastern, northeastern, central, and south central Kentucky and southern West Virginia. Our profits depend on providing products and services to clients in these local regions. An increase in unemployment, a decrease in real estate values, or continued increases in interest rates could weaken the local economies in which we operate. Weakness in our market area could depress our earnings and consequently our financial condition because:
•	Clients may not want or need our products and services;
•	Borrowers may not be able to repay their loans;
•	The value of the collateral securing our loans to borrowers may decline; and
•	The quality of our loan portfolio may decline.

Acquisition Risk
We may have difficulty in the future continuing to grow through acquisitions.

Due to the consolidation within the banking industry, the number of suitable acquisition targets has decreased and there is intense competition for attractive acquisitions. As a result, we may experience difficulty in making acquisitions on acceptable terms.

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

Operational Risk
An extended disruption of vital infrastructure or a security breach could negatively impact our business, results of operations, and financial condition.

Our operations depend upon, among other things, our infrastructure, including equipment and facilities. Extended disruption of vital infrastructure by fire, power loss, natural disaster, telecommunications failure, computer hacking or viruses, terrorist activity or the domestic and foreign response to such activity, or other events outside of our control could have a material adverse impact on the financial services industry as a whole and on our business, results of operations, cash flows, and financial condition in particular. Our business recovery plan may not work as intended or may not prevent significant interruption of our operations. The occurrence of any failures, interruptions, or security breaches of our information systems could damage our reputation, result in the loss of customer business, subject us to additional regulatory scrutiny, or expose us to civil litigation and possible financial liability, any of which could have an adverse effect on our financial condition and results of operation.

Market Risk
Community Trust Bancorp, Inc.'s stock price is volatile.

Our stock price has been volatile in the past, and several factors could cause the price to fluctuate substantially in the future. These factors include:
•	Actual or anticipated variations in earnings;
•	Changes in analysts' recommendations or projections;
•	The Corporation's announcements of developments related to our businesses;
•	Operating and stock performance of other companies deemed to be peers;
•	New technology used or services offered by traditional and non-traditional competitors; and
•	News reports of trends, concerns, and other issues related to the financial services industry.

Our stock price may fluctuate significantly in the future, and these fluctuations may be unrelated to the Corporation's performance. General market price declines or market volatility in the future could adversely affect the price of our common stock, and the current market price may not be indicative of future market prices.

Item 1B. Unresolved Staff Comments

None.

SELECTED STATISTICAL INFORMATION

The following tables set forth certain statistical information relating to our Corporation and subsidiaries on a consolidated basis and should be read together with our consolidated financial statements.

Consolidated Average Balance Sheets and Taxable Equivalent Income/Expense and Yields/Rates

	2006			2005			2004
(in thousands)	Average Balances	Interest	Average Rate	Average Balances	Interest	Average Rate	Average Balances	Interest	Average Rate
Earning assets:
Loans (1)(2)(3)	$2,131,649	$163,526	7.67%	$2,024,756	$137,602	6.80%	$1,816,146	$111,417	6.13%
Loans held for sale	1,685	130	7.72	1,135	131	11.54	1,498	151	10.08
Securities:
U.S. Treasury and agencies	312,611	13,520	4.32	391,810	15,984	4.08	333,654	13,520	4.05
Tax exempt state and political subdivisions (3)	49,173	3,175	6.46	50,995	3,237	6.35	53,179	3,391	6.38
Other securities	125,937	5,396	4.28	46,687	1,572	3.37	62,703	1,796	2.86
Federal Reserve Bank and Federal Home Loan Bank stock	27,176	1,588	5.84	25,673	1,337	5.21	24,548	1,093	4.45
Federal funds sold	66,422	3,346	5.04	57,394	1,849	3.22	44,960	596	1.33
Interest bearing deposits	811	38	4.69	993	26	2.62	852	11	1.29
Total earning assets	2,715,464	$190,719	7.02%	2,599,443	$161,738	6.22%	2,337,540	$131,975	5.65%
Allowance for loan and lease losses	(28,622)			(29,236)			(26,380)
	2,686,842			2,570,207			2,311,160
Nonearning assets:
Cash and due from banks	78,069			78,251			74,112
Premises and equipment, net	56,846			55,480			50,941
Other assets	121,135			113,611			108,920
Total assets	$2,942,892			$2,817,549			$2,545,133

Interest bearing liabilities:
Deposits:
Savings and demand deposits	$664,959	$15,399	2.32%	$624,908	$8,787	1.41%	$621,543	$5,360	0.86%
Time deposits	1,194,409	48,457	4.06	1,169,680	34,225	2.93	1,077,795	23,100	2.14
Repurchase agreements and federal funds purchased	185,098	8,620	4.66	118,906	3,819	3.21	93,281	1,496	1.60
Other short-term borrowings	0	0	0.00	0	0	0.00	688	72	10.47
Advances from Federal Home Loan Bank	108,355	3,648	3.37	152,823	4,872	3.19	63,546	1,907	3.00
Long-term debt	61,341	5,414	8.83	61,341	5,414	8.83	61,341	5,414	8.83
Total interest bearing liabilities	2,214,162	$81,538	3.68%	2,127,658	$57,117	2.68%	1,918,194	$37,349	1.95%
Noninterest bearing liabilities:
Demand deposits	435,017			423,147			379,353
Other liabilities	24,511			20,625			18,025
Total liabilities	2,673,690			2,571,430			2,315,572

Shareholders’ equity	269,202			246,119			229,561
Total liabilities and shareholders’ equity	$2,942,892			$2,817,549			$2,543,133

Net interest income		$109,181			$104,621			$94,626
Net interest spread			3.34%			3.54%			3.70%
Benefit of interest free funding			0.68%			0.48%			0.36%
Net interest margin			4.02%			4.02%			4.06%

(1) Interest includes fees on loans of $1,500, $2,841, and $2,646 in 2006, 2005, and 2004, respectively.
(2) Loan balances are net of unearned income and include principal balances on nonaccrual loans.
(3) Tax exempt income on securities and loans is reported on a fully taxable equivalent basis using a 35% rate.

Net Interest Differential

The following table illustrates the approximate effect of volume and rate changes on net interest differentials between 2006 and 2005 and also between 2005 and 2004.

	Total Change	Change Due to		Total Change	Change Due to
(in thousands)	2006/2005	Volume	Rate	2005/2004	Volume	Rate
Interest income
Loans	$25,924	$7,536	$18,388	$26,185	$13,509	$12,676
Loans held for sale	(1)	51	(52)	(20)	(33)	13
U.S. Treasury and agencies	(2,464)	(3,081)	617	2,464	2,372	92
Tax exempt state and political subdivisions	(62)	(114)	52	(154)	(140)	(14)
Other securities	3,824	3,295	529	(224)	(411)	187
Federal Reserve Bank and Federal Home Loan Bank stock	251	81	170	244	52	192
Federal funds sold	1,497	327	1,170	1,253	203	1,050
Interest bearing deposits	12	(4)	16	15	2	13
Total interest income	28,981	8,351	20,630	29,763	15,467	14,296

Interest expense
Savings and demand deposits	6,612	596	6,016	3,427	29	3,398
Time deposits	14,232	738	13,494	11,125	2,105	9,020
Repurchase agreements and federal funds purchased	4,801	2,655	2,146	2,323	500	1,823
Other short-term borrowings	0	0	0	(72)	0	(72)
Advances from Federal Home Loan Bank	(1,224)	(1,351)	127	2,965	2,839	126
Total interest expense	24,421	2,638	21,783	19,768	5,473	14,295

Net interest income	$4,560	$5,713	$(1,153)	$9,995	$9,994	$1

For purposes of the above table, changes which are due to both rate and volume are allocated based on a percentage basis, using the absolute values of rate and volume variance as a basis for percentages. Income is stated at a fully taxable equivalent basis, assuming a 35% tax rate.

Investment Portfolio

The maturity distribution and weighted average interest rates of securities at December 31, 2006 are as follows:

Available-for-sale
	Estimated Maturity at December 31, 2006
	Within 1 Year		1-5 Years		5-10 Years		After 10 Years		Total Fair Value		Amortized Cost
(in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount
U.S. Treasury, government agencies, and government sponsored agencies	$387	6.58%	$168,747	4.46%	$90,303	4.71%	$644	5.15%	$260,081	4.55%	$265,329
State and municipal obligations	4,039	6.88%	27,303	6.56%	14,220	6.47%	0	0.00%	45,562	6.56%	44,887
Other securities	1	7.75%	19,557	4.29%	0	0.00%	100,650	4.40%	120,208	4.38%	120,651
Total	$4,427	6.85%	$215,607	4.71%	$104,523	4.95%	$101,294	4.40%	$425,851	4.72%	$430,867

Held-to-maturity
	Estimated Maturity at December 31, 2006
	Within 1 Year		1-5 Years		5-10 Years		After 10 Years		Total Amortized Cost		Fair Value
(in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount
U.S. Treasury, government agencies, and government sponsored agencies	$0	0.00%	$37,440	3.75%	$0	0.00%	$0	0.00%	$37,440	3.75%	$36,183
State and municipal obligations	770	6.30%	785	6.81%	0	0.00%	1,513	5.96%	3,068	6.26%	2,832
Total	$770	6.30%	$38,225	3.81%	$0	0.00%	$1,513	5.96%	$40,508	3.94%	$39,015

Total securities	$5,197	6.77%	$253,832	4.57%	$104,523	4.95%	$130,834	4.76%	$494,386	4.73%

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

Excluding those holdings of the investment portfolio in U.S. Treasury securities and other agencies of the U.S. Government, there were no securities of any one issuer that exceeded 10% of our shareholders’ equity at December 31, 2006.

The book values of securities available-for-sale and securities held-to-maturity as of December 31, 2006 and 2005 are presented in note 4 to the consolidated financial statements.

The book value of securities at December 31, 2004 is presented below:

(in thousands)	Available-for-Sale	Held-to-Maturity
U.S. Treasury and government agencies	$1,004	$500
State and political subdivisions	49,435	3,285
U.S. government sponsored agencies and mortgage-backed pass through certificates	378,834	58,886
Collateralized mortgage obligations	2,394	0
Other debt securities	9,835	0
Total debt securities	441,502	62,671
Marketable equity securities	15,700	0
Total securities	$457,202	$62,671

Loan Portfolio

(in thousands)	2006	2005	2004	2003	2002
Commercial:
Construction	$133,902	$115,721	$75,078	$67,147	$66,797
Secured by real estate	632,881	665,911	613,059	583,924	509,856
Other	337,075	301,828	276,921	256,837	280,492
Total commercial	1,103,858	1,083,460	965,058	907,908	857,145

Real estate construction	50,588	51,232	30,456	32,495	23,311
Real estate mortgage	579,197	542,809	499,410	413,939	377,109
Consumer	422,291	414,920	395,588	368,578	366,493
Equipment lease financing	11,524	14,923	12,007	13,340	10,549
Total loans	$2,167,458	$2,107,344	$1,902,519	$1,736,260	$1,634,607

Percent of total year-end loans
Commercial:
Construction	6.18%	5.49%	3.95%	3.87%	4.08%
Secured by real estate	29.20	31.60	32.22	33.63	31.19
Other	15.55	14.32	14.56	14.79	17.16
Total commercial	50.93	51.41	50.73	52.29	52.43

Real estate construction	2.34	2.43	1.60	1.87	1.43
Real estate mortgage	26.72	25.76	26.25	23.84	23.07
Consumer	19.48	19.69	20.79	21.23	22.42
Equipment lease financing	0.53	0.71	0.63	0.77	0.65
Total loans	100.00%	100.00%	100.00%	100.00%	100.00%

The total loans above are net of unearned income.

The following table shows the amounts of loans (excluding residential mortgages of 1-4 family residences, consumer loans, and lease financing) which, based on the remaining scheduled repayments of principal are due in the periods indicated. Also, the amounts are classified according to sensitivity to changes in interest rates (fixed, variable).

	Maturity at December 31, 2006
(in thousands)	Within One Year	After One but Within Five Years	After Five Years	Total
Commercial secured by real estate and commercial other	$247,604	$314,537	$407,815	$969,956
Commercial and real estate construction	123,106	21,393	39,991	184,490
	$370,710	$335,930	$447,806	$1,154,446

Rate sensitivity:
Predetermined rate	$72,948	$99,373	$28,491	$200,812
Adjustable rate	297,762	236,557	419,315	953,634
	$370,710	$335,930	$447,806	$1,154,446

Nonperforming Assets

(in thousands)	2006	2005	2004	2003	2002
Nonaccrual loans	$9,863	$12,219	$13,808	$9,705	$19,649
Restructured loans	66	899	974	1,726	276
90 days or more past due and still accruing interest	4,294	8,284	5,319	5,463	2,814
Total nonperforming loans	14,223	21,402	20,101	16,894	22,739

Foreclosed properties	4,524	5,410	4,756	6,566	2,761
Total nonperforming assets	$18,747	$26,812	$24,857	$23,460	$25,500

Nonperforming assets to total loans and foreclosed properties	0.86%	1.27%	1.30%	1.35%	1.56%
Allowance to nonperforming loans	193.54%	137.87%	134.41%	145.93%	102.34%

Nonaccrual, Past Due, and Restructured Loans

(in thousands)	Nonaccrual loans	As a % of Loan Balances by Category	Restructured Loans	As a % of Loan Balances by Category	Accruing Loans Past Due 90 Days or More	As a % of Loan Balances by Category	Balances
December 31, 2006
Commercial construction	$430	0.32%	$0	0.00%	$283	0.21%	$133,902
Commercial secured by real estate	3,631	0.57	0	0.00	938	0.15	632,881
Commercial other	3,227	0.96	0	0.00	873	0.26	337,075
Consumer real estate construction	361	0.71	66	0.13	405	0.80	50,588
Consumer real estate secured	2,212	0.38	0	0.00	1,507	0.26	579,197
Consumer other	2	0.00	0	0.00	288	0.07	422,291
Equipment lease financing	0	0.00	0	0.00	0	0.00	11,524
Total	$9,863	0.46%	$66	0.00%	$4,294	0.20%	$2,167,458

December 31, 2005
Commercial construction	$0	0.00%	$0	0.00%	$0	0.00%	$115,721
Commercial secured by real estate	4,150	0.62	819	0.12	4,706	0.71	665,911
Commercial other	3,918	1.30	80	0.03	858	0.28	301,828
Consumer real estate construction	112	0.22	0	0.00	172	0.34	51,232
Consumer real estate secured	4,032	0.74	0	0.00	1,970	0.36	542,809
Consumer other	7	0.00	0	0.00	578	0.14	414,920
Equipment lease financing	0	0.00	0	0.00	0	0.00	14,923
Total	$12,219	0.58%	$899	0.04%	$8,284	0.39%	$2,107,344

In 2006, gross interest income that would have been recorded on nonaccrual loans had the loans been current in accordance with their original terms amounted to $1.0 million. Interest income actually received and included in net income for the period was $0.2 million, leaving $0.8 million of interest income not recognized during the period.

Discussion of the Nonaccrual Policy

The accrual of interest income on loans is discontinued when the collection of interest and principal in full is not expected. When interest accruals are discontinued, interest income accrued in the current period is reversed and interest income accrued in prior periods is charged to the allowance for loan and lease losses. Any loans past due 90 days or more must be well secured and in the process of collection to continue accruing interest.

Potential Problem Loans

Interest accrual is discontinued when we believe, after considering economic and business conditions, collateral value, and collection efforts, that the borrower’s financial condition is such that collection of interest is doubtful.

Foreign Outstandings

None

Loan Concentrations

We had no concentration of loans exceeding 10% of total loans at December 31, 2006. See note 18 to the consolidated financial statements for further information.

Analysis of the Allowance for Loan and Lease Losses

(in thousands)	2006	2005	2004	2003	2002
Allowance for loan and lease losses, beginning of year	$29,506	$27,017	$24,653	$23,271	$23,648
Loans charged off:
Commercial construction	23	56	339	164	662
Commercial secured by real estate	872	826	1,135	773	2,386
Commercial other	3,816	4,233	2,331	4,085	3,393
Real estate construction	56	10	20	0	0
Real estate mortgage	572	746	683	957	1,098
Consumer	4,091	5,097	5,080	5,725	6,598
Equipment lease financing	0	0	0	0	0
Total charge-offs	9,430	10,968	9,588	11,704	14,137

Recoveries of loans previously charged off:
Commercial construction	0	0	1	32	0
Commercial secured by real estate	132	94	301	243	156
Commercial other	689	766	382	450	207
Real estate construction	0	20	0	0	0
Real estate mortgage	210	310	244	159	107
Consumer	2,114	2,223	2,376	2,870	3,204
Equipment lease financing	0	0	0	0	0
Total recoveries	3,145	3,413	3,304	3,754	3,674

Net charge-offs:
Commercial construction	23	56	338	132	662
Commercial secured by real estate	740	732	834	530	2,230
Commercial other	3,127	3,467	1,949	3,635	3,186
Real estate construction	56	(10)	20	0	0
Real estate mortgage	362	436	439	798	991
Consumer	1,977	2,874	2,704	2,855	3,394
Equipment lease financing	0	0	0	0	0
Total net charge-offs	6,285	7,555	6,284	7,950	10,463

Provisions charged against operations	4,305	8,285	8,648	9,332	10,086

Allowance of acquired bank	0	1,759	0	0	0
Balance, end of year	$27,526	$29,506	$27,017	$24,653	$23,271

Allocation of allowance, end of year:
Commercial construction	$2,059	$1,799	$1,123	$2,623	$615
Commercial secured by real estate	7,224	10,354	8,285	7,010	4,109
Commercial other	4,335	4,693	3,745	1,392	2,088
Real estate construction	206	159	107	1,034	124
Real estate mortgage	2,352	1,677	1,435	741	1,592
Consumer	4,288	4,602	3,104	3,341	3,987
Equipment lease financing	126	232	168	160	88
Unallocated	6,936	5,990	9,050	8,352	10,668
Balance, end of year	$27,526	$29,506	$27,017	$24,653	$23,271

Average loans outstanding, net of unearned interest	$2,131,649	$2,024,756	$1,816,146	$1,658,289	$1,660,912
Loans outstanding at end of year, net of unearned interest	2,167,458	2,107,344	1,902,519	1,736,260	1,634,607

Analysis of the Allowance for Loan and Lease Losses (cont.)

	2006	2005	2004	2003	2002
Net charge-offs to average loan type:
Commercial construction	0.02%	0.06%	0.47%	0.19%	0.94%
Commercial secured by real estate	0.11	0.11	0.14	0.10	0.44
Commercial other	0.99	1.18	0.76	1.29	1.12
Real estate construction	0.11	(0.03)	0.06	0.00	0.00
Real estate mortgage	0.06	0.08	0.09	0.20	0.25
Consumer	0.48	0.71	0.70	0.79	0.90
Equipment lease financing	0.00	0.00	0.00	0.00	0.00
Total	0.29%	0.37%	0.35%	0.48%	0.63%

Other ratios:
Allowance to net loans, end of year	1.27%	1.40%	1.42%	1.42%	1.42%
Provision for loan losses to average loans	0.20	0.41	0.48	0.56	0.61

The allowance for loan and lease losses balance is maintained by management at a level considered adequate to cover anticipated probable losses based on past loss experience, general economic conditions, information about specific borrower situations including their financial position and collateral values, and other factors and estimates which are subject to change over time. This analysis is completed quarterly and forms the basis for allocation of the loan loss reserve and what charges to the provision may be required. See note 1 to the consolidated financial statements for further information.

Average Deposits and Other Borrowed Funds

(in thousands)	2006	2005	2004
Deposits:
Noninterest bearing deposits	$435,017	$423,147	$379,353
NOW accounts	18,338	16,486	15,374
Money market accounts	437,707	383,900	382,147
Savings accounts	208,914	224,522	224,022
Certificates of deposit of $100,000 or more	417,671	409,866	357,994
Certificates of deposit < $100,000 and other time deposits	776,738	759,814	719,801
Total deposits	2,294,385	2,217,735	2,078,691

Other borrowed funds:
Repurchase agreements and federal funds purchased	185,098	118,906	93,281
Other short-term borrowings	0	0	688
Advances from Federal Home Loan Bank	108,355	152,823	63,546
Long-term debt	61,341	61,341	61,341
Total other borrowed funds	354,794	333,070	218,856
Total deposits and other borrowed funds	$2,649,179	$2,550,805	$2,297,547

The maximum balance for federal funds purchased and repurchase agreements at any month-end during 2006 occurred at May 31, 2006, with a month-end balance of $220.2 million. The maximum balance for federal funds purchased and repurchase agreements at any month-end during 2005 occurred at December 31, 2005, with a month-end balance of $146.6 million. The maximum balance for federal funds purchased and repurchase agreements at any month-end during 2004 occurred at February 29, 2004, with a month-end balance of $117.1 million.

Maturities and/or repricing of time deposits of $100,000 or more outstanding at December 31, 2006 are summarized as follows:

(in thousands)	Certificates of Deposit	Other Time Deposits	Total
Three months or less	$125,153	$4,954	$130,107
Over three through six months	80,987	6,262	87,249
Over six through twelve months	193,155	10,003	203,158
Over twelve through sixty months	38,785	5,605	44,390
	$438,080	$26,824	$464,904

Item 2. Properties

Our main office, which is owned by the Bank, is located at 346 North Mayo Trail, Pikeville, Kentucky 41501. Following is a schedule of properties owned and leased by the Corporation and its subsidiaries as of December 31, 2006:

Location		Owned	Leased	Total
Banking locations:
Community Trust Bank, Inc.
l	Pikeville Market (lease land to 3 owned locations)	9	1	10
	10 locations in Pike County, Kentucky
	Floyd/Knott/Johnson Market (lease land to 1 owned location)	3	1	4
	2 locations in Floyd County, Kentucky, 1 location in Knott County, Kentucky, and 1 location in Johnson County, Kentucky
	Tug Valley Market (lease land to 1 owned location)	2	0	2
	1 location in Pike County, Kentucky, 1 location in Mingo County, West Virginia
	Whitesburg Market	4	1	5
	5 locations in Letcher County, Kentucky
	Hazard Market (lease land to 2 owned locations)	4	0	4
	4 locations in Perry County, Kentucky
l	Lexington Market (lease land to 2 owned locations)	3	3	6
	6 locations in Fayette County, Kentucky
	Winchester Market	1	2	3
	3 locations in Clark County, Kentucky
	Richmond Market (lease land to 1 owned location)	3	1	4
	4 locations in Madison County, Kentucky
	Mt. Sterling Market	2	0	2
	2 locations in Montgomery County, Kentucky
l	Versailles Market (lease land to 1 owned location)	2	3	5
	2 locations in Woodford County, Kentucky, 2 locations in Franklin County, Kentucky, and 1 location in Scott County, Kentucky
	Danville Market (lease land to 1 owned location)	3	0	3
	2 locations in Boyle County, Kentucky and 1 location in Mercer County, Kentucky
l	Ashland Market (lease land to 1 owned location)	5	0	5
	4 locations in Boyd County, Kentucky and 1 location in Greenup County, Kentucky
	Flemingsburg Market	4	0	4
	4 locations in Fleming County, Kentucky
	Advantage Valley Market	3	0	3
	2 locations in Lincoln County, West Virginia and 1 location in Wayne County, West Virginia
	Summersville Market	1	0	1
	1 location in Nicholas County, West Virginia

Location	Owned	Leased	Total
l	Middlesboro Market (lease land to 1 owned location)	3	0	3
3 locations in Bell County, Kentucky
Williamsburg Market	5	0	5
2 locations in Whitley County, Kentucky and 3 locations in Laurel County, Kentucky
Campbellsville Market (lease land to 2 owned locations)	8	0	8

2 locations in Taylor County, Kentucky, 2 locations in Pulaski County, Kentucky, 1 location in Adair County, Kentucky, 1 location in Green County, Kentucky, 1 location in Russell County, Kentucky, and 1 location in Marion County, Kentucky

Mt. Vernon Market	2	0	2
2 locations in Rockcastle County, Kentucky
Total banking locations	67	12	79

Operational locations:
Community Trust Bank, Inc.
Pikeville (Pike County, Kentucky) (lease land to 1 location)	1	0	1
Lexington (Fayette County, Kentucky)	0	1	1
Total operational locations	1	1	2

Other:
Community Trust Bank, Inc.
Ashland (Boyd County, Kentucky)	0	1	1
Total other locations	0	1	1

Total locations	68	14	82

lCommunity Trust and Investment Company has leased offices in the main office locations in these markets.

See notes 9 and 15 to the consolidated financial statements included herein for the year ended December 31, 2006, for additional information relating to lease commitments and amounts invested in premises and equipment.

Item 3. Legal Proceedings

Our Corporation and subsidiaries, and from time to time, our officers, are named defendants in legal actions arising from ordinary business activities. Management, after consultation with legal counsel, believes any pending actions are without merit or that the ultimate liability, if any, will not materially affect our consolidated financial position or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders, through solicitation of proxies or otherwise, during the fourth quarter of 2006.

Executive Officers of the Registrant

Set forth below are the executive officers of our Corporation at December 31, 2006, their positions with the Corporation, and the year in which they first became an executive officer or director.

Name and Age (1)	Positions and Offices Currently Held	Date First Became Director or Executive Officer		Principal Occupation
Jean R. Hale; 60	Chairman, President and CEO	1992	(2)	Chairman, President and CEO of Community Trust Bancorp, Inc.

Mark A. Gooch; 48	Executive Vice President and Secretary	1997	(3)	President and CEO of Community Trust Bank, Inc.

Tracy Little; 66	Executive Vice President	2003	(4)	President and CEO of Community Trust and Investment Company

Michael S. Wasson; 55	Executive Vice President	2000	(5)	Executive Vice President/ Central Kentucky Region President of Community Trust Bank, Inc.

James B. Draughn; 47	Executive Vice President	2001	(6)	Executive Vice President/Operations of Community Trust Bank, Inc.

Kevin J. Stumbo; 46	Executive Vice President and Treasurer	2002	(7)	Executive Vice President/ Controller of Community Trust Bank, Inc.

Ricky D. Sparkman; 44	Executive Vice President	2002	(8)	Executive Vice President/ South Central Region President of Community Trust Bank, Inc.

Richard W. Newsom; 52	Executive Vice President	2002	(9)	Executive Vice President/ Eastern Region President of Community Trust Bank, Inc.

James J. Gartner; 65	Executive Vice President	2002	(10)	Executive Vice President/ Chief Credit Officer of Community Trust Bank, Inc.

Larry W. Jones; 60	Executive Vice President	2002	(11)	Executive Vice President/ Northeast Region President of Community Trust Bank, Inc.

Steven E. Jameson; 50	Executive Vice President	2004	(12)	Executive Vice President/ Chief Internal Audit & Risk Officer

(1) The ages listed for the Corporation's executive officers are as of February 28, 2007.

(2) Ms. Hale assumed the position of Chairman of the Board effective December 31, 2004.

(3) Mr. Gooch was named Secretary of the Corporation effective April 26, 2005.

(4) Mr. Little began employment with the Corporation on August 4, 2003. Prior to joining the Corporation, Mr. Little served for three years in Sarasota, Florida as Vice President of Fisher Investments, Inc., a $10 billion private investment firm headquartered in Woodside, California. For the two years prior, he served as Senior Vice President and Executive Officer in charge of the private client group of Provident Bank of Florida. Mr. Little has thirty-eight years in the trust and banking business and has been the executive in charge of five different trust departments and trust companies.

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

(7) Mr. Stumbo served as Senior Vice President/Controller for the Bank for five years prior to being promoted to Executive Vice President/Controller. Mr. Stumbo was named Treasurer of the Corporation effective April 26, 2005. Mr. Stumbo has been a Certified Public Accountant since 1985.

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

PART II

Item 5. Market for the Registrant’s Common Equity, Related Shareholder Matters, and Issuer Repurchases of Equity Securities

Our common stock is listed on The NASDAQ-Stock Market LLC - Global Select Market under the symbol CTBI. Additional information required by this item is included in the Quarterly Financial Data below:

Quarterly Financial Data
(Unaudited)

(in thousands except per share amounts)
Three Months Ended	December 31	September 30	June 30	March 31
2006
Net interest income	$26,698	$27,425	$27,166	$26,318
Net interest income, taxable equivalent basis	27,095	27,821	27,557	26,708
Provision for loan losses	1,200	1,755	1,350	0
Noninterest income	8,612	8,231	8,094	7,782
Noninterest expense	20,506	19,957	19,867	20,077
Net income	9,520	9,884	9,892	9,768

Per common share:
Basic earnings per share	$0.63	$0.65	$0.66	$0.65
Diluted earnings per share	0.62	0.64	0.65	0.64
Dividends declared	0.27	0.26	0.26	0.26

Common stock price:
High	$42.59	$39.07	$35.50	$35.90
Low	36.51	33.62	31.50	30.60
Last trade	41.53	37.65	34.93	33.90

Selected ratios:
Return on average assets, annualized	1.28%	1.34%	1.33%	1.36%
Return on average common equity, annualized	13.45	14.40	15.02	15.27
Net interest margin, annualized	3.94	4.08	4.07	4.07

2005
Net interest income	$26,950	$26,707	$25,049	$24,339
Net interest income, taxable equivalent basis	27,344	27,099	25,442	24,736
Provision for loan losses	2,748	2,470	1,700	1,367
Noninterest income	8,596	8,708	8,578	7,745
Noninterest expense	19,888	19,790	19,684	19,207
Net income	8,890	9,083	8,478	7,961

Per common share:
Basic earnings per share	$0.59	$0.61	$0.57	$0.54
Diluted earnings per share	0.58	0.60	0.56	0.53
Dividends declared	0.26	0.24	0.24	0.24

Common stock price:
High	$34.69	$35.01	$33.78	$32.90
Low	30.12	30.77	27.94	28.00
Last trade	30.75	32.18	32.72	28.81

Selected ratios:
Return on average assets, annualized	1.23%	1.26%	1.21%	1.18%
Return on average common equity, annualized	13.94	14.50	13.96	13.50
Net interest margin, annualized	4.12	4.08	3.94	3.96

There were approximately 3,000 holders of record of our outstanding common shares at February 28, 2007.

Dividends

The annual dividend paid to our stockholders was increased from $0.98 per share to $1.05 per share during 2006. We have adopted a conservative policy of cash dividends by maintaining an average annual cash dividend ratio of less than 45%, with periodic stock dividends. Dividends are typically paid on a quarterly basis. Future dividends are subject to the discretion of our Corporation’s Board of Directors, cash needs, general business conditions, dividends from our subsidiaries, and applicable governmental regulations and policies. For information concerning restrictions on dividends from the subsidiary bank to the Corporation, see note 20 to the consolidated financial statements included herein for the year ended December 31, 2006.

Stock Repurchases

We did not acquire any shares of stock through the stock repurchase program during the years 2005 and 2006. The maximum number of shares that may yet be purchased under the program is 578,519. For further information, see the Liquidity and Market Risk section of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 6. Selected Financial Data 2002-2006

(in thousands except per share amounts)
Year Ended December 31	2006	2005	2004	2003	2002
Interest income	$189,145	$160,162	$130,401	$128,514	$146,550
Interest expense	81,538	57,117	37,349	43,935	57,293
Net interest income	107,607	103,045	93,052	84,579	89,257
Provision for loan losses	4,305	8,285	8,648	9,332	10,086
Noninterest income	32,719	33,627	34,077	36,412	27,928
Noninterest expense	80,407	78,569	74,595	70,735	67,341
Income before income taxes	55,614	49,818	43,886	40,924	39,758
Income taxes	16,550	15,406	12,936	12,033	12,158
Net income	$39,064	$34,412	$30,950	$28,891	$27,600

Per common share:
Basic earnings per share	$2.59	$2.31	$2.09	$1.95	$1.83
Cash dividends declared-	$1.05	$0.98	$0.87	$0.75	$0.65
as a % of net income	40.54%	42.42%	41.63%	38.46%	35.52%
Book value, end of year	$18.63	$16.93	$15.91	$14.95	$14.02
Market price, end of year	$41.53	$30.75	$32.36	$27.46	$20.78
Market to book value, end of year	2.23	x	1.82	x	2.03	x	1.84	x	1.48	x
Price/earnings ratio, end of year	16.03	x	13.31	x	15.48	x	14.08	x	11.36	x
Cash dividend yield, end of year	2.53%	3.19%	2.69%	2.73%	3.13%

At year-end:
Total assets	$2,969,761	$2,851,053	$2,710,935	$2,475,880	$2,487,911
Long-term debt	61,341	61,341	61,341	61,341	60,604
Shareholders’ equity	282,375	253,945	236,169	221,393	209,419

Averages:
Assets	$2,942,892	$2,817,549	$2,545,133	$2,494,147	$2,467,469
Deposits	2,294,385	2,217,735	2,078,691	2,109,752	2,110,714
Earning assets	2,715,464	2,599,443	2,337,540	2,292,251	2,268,579
Loans	2,131,649	2,024,756	1,816,146	1,658,289	1,660,912
Shareholders’ equity	269,202	246,119	229,561	215,086	202,562

Profitability ratios:
Return on average assets	1.33%	1.22%	1.22%	1.16%	1.12%
Return on average equity	14.51%	13.98%	13.48%	13.43%	13.63%

Capital ratios:
Equity to assets, end of year	9.51%	8.91%	8.71%	8.94%	8.42%
Average equity to average assets	9.15%	8.74%	9.02%	8.62%	8.21%

Risk based capital ratios:
Tier 1 capital
(to average assets)	9.58%	8.94%	8.78%	8.73%	8.23%
Tier 1 capital
(to risk weighted assets)	12.21%	11.52%	11.82%	11.35%	10.98%
Total capital
(to risk weighted assets)	13.43%	12.76%	13.07%	12.60%	12.22%

Other significant ratios:
Allowance to net loans, end of year	1.27%	1.40%	1.42%	1.42%	1.42%
Allowance to nonperforming loans, end of year	193.54%	137.87%	134.41%	145.93%	102.34%
Nonperforming assets to loans and foreclosed properties, end of year	0.86%	1.27%	1.30%	1.35%	1.56%

(in thousands except per share amounts)
Year Ended December 31	2006	2005	2004	2003	2002
Net interest margin	4.02%	4.02%	4.06%	3.76%	4.02%

Other statistics:
Average common shares outstanding	15,086	14,908	14,811	14,821	15,095
Number of full-time equivalent employees, end of year	1,021	1,003	954	901	874

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Community Trust Bancorp, Inc. reported record earnings for the year ended December 31, 2006 of $39.1 million or $2.59 per basic share. Our basic earnings per share for the year 2006 increased 12.1% compared to 2005 while our net income increased 13.5%. The increase in net income was primarily driven by a $4.6 million increase in our net interest revenue and a $4.0 million decrease in provision for loan losses.

Our year-to-date net interest margin remained flat from prior year at 4.02%. As anticipated, when interest rates stabilized in the latter part of the year, we experienced margin pressure which is reflected in the decrease in the fourth quarter net interest margin of 18 basis points from prior year and 14 basis points from prior quarter.

Our total assets at December 31, 2006 increased 4.2% over December 31, 2005. Asset growth during 2006 was all organic and included the reduction of $40 million in the investment portfolio during the third quarter resulting from the payoff of a maturing Federal Home Loan Bank advance. Our loan portfolio grew at a rate of 2.9%, while deposits, including repurchase agreements, grew 5.3% from prior year end. The deposit growth in excess of loan growth was invested in our investment portfolio and federal funds sold. Federal funds sold almost doubled year over year with an increase of $31.0 million, while the investment portfolio increased 5.0% or $22.3 million year over year.

Shareholders’ equity of $282.4 million on December 31, 2006 was an 11.2% increase from the $253.9 million on December 31, 2005.

Asset quality continues to improve as evidenced by nonperforming loans as a percentage of total loans at December 31, 2006 of 0.66%, a 36 basis point decrease from December 31, 2005. As a result of the improvement in credit quality trends, provision for loan losses for the year ended December 31, 2006 decreased to $4.3 million compared to $8.3 million for the same period last year.

Return on average assets for the year 2006 was 1.33%, a 9.0% increase from prior year. Our return on average shareholders' equity for the year 2006 of 14.51% reflects a 53 basis point or 3.8% increase from the year 2005.

Our efficiency ratio for the year ended December 31, 2006 improved 16 basis points to 56.67% compared to 56.83% for the year ended December 31, 2005.

Trust Preferred Redemption

On January 24, 2007, we announced that our Board of Directors has authorized the redemption of all outstanding trust preferred securities at a redemption price equal to the principal amount of each security plus accrued and unpaid interest through the date of redemption. Approximately $59.5 million principal amount of trust preferred securities are currently outstanding, of which $34.5 million principal amount was issued in 1997 and $25 million principal amount was issued in 2002. The trust preferred securities are expected to be redeemed effective March 31, 2007, by the related trusts. We expect to incur a pre-tax charge from the unamortized debt issuance costs of approximately $1.9 million in the first quarter of 2007 as a result of the redemption of the debentures and trust preferred securities.

The redemption of the trust preferred securities is being made in connection with the concurrent redemption by the Corporation of all of our outstanding 9.0% Subordinated Debentures in the aggregate principal amount of approximately $36 million and 8.25% Subordinated Debentures in the aggregate principal amount of approximately $26 million. We expect to fund the redemption with the proceeds of a private placement of pooled trust preferred securities.

The new trust preferred securities are expected to have a fixed interest rate for five years and a floating rate of interest at a spread above the three-month LIBOR rate thereafter. The new trust preferred securities will have a 30-year term, but will be redeemable beginning five years from the date of issuance.

We estimate that the combined effect of the redemption of the debentures and trust preferred securities will reduce our interest expense by approximately $1.0 million in 2007 and $1.4 million annually through 2011. After giving effect to the redemption and issuance of new trust preferred securities, the Company’s capital ratios will remain unchanged.

As of December 31, 2006, we are not aware of any current recommendations by banking regulatory authorities which, if they were to be implemented, would have, or are reasonably likely to have, a material adverse impact on the Corporation’s liquidity, capital resources, or operations.

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

Our accounting policies are more fully described in note 1 to the consolidated financial statements. We have identified the following critical accounting policies:

Loans - Loans with the ability and the intent to be held until maturity and/or payoff are reported at the carrying value of unpaid principal reduced by unearned interest and an allowance for loan and lease losses. Income is recorded on the level yield basis. Interest accrual is discontinued when management believes, after considering economic and business conditions, collateral value, and collection efforts, that the borrower’s financial condition is such that collection of interest is doubtful. Any loan greater than 90 days past due must be well secured and in the process of collection to continue accruing interest. Cash payments received on nonaccrual loans generally are applied against principal, and interest income is only recorded once principal recovery is reasonably assured. Loans are not reclassified as accruing until principal and interest payments are brought current and future payments appear reasonably certain.

Loan origination and commitment fees and certain direct loan origination costs are deferred and the net amount amortized over the estimated life of the related loans, leases, or commitments as a yield adjustment.

Allowance for Loan and Lease Losses - We maintain an allowance for loan and lease losses ("ALLL") at a level that is appropriate to cover estimated credit losses on individually evaluated loans determined to be impaired, as well as estimated credit losses inherent in the remainder of the loan and lease portfolio. Since arriving at an appropriate ALLL involves a high degree of management judgment, we use an ongoing quarterly analysis to develop a range of estimated losses. In accordance with accounting principles generally accepted in the United States, we use our best estimate within the range of potential credit loss to determine the appropriate ALLL. Credit losses are charged and recoveries are credited to the ALLL.

We utilize an internal risk grading system for commercial credits. Those larger commercial credits that exhibit probable or observed credit weaknesses are subject to individual review. The borrower’s cash flow, adequacy of collateral coverage, and other options available to the Corporation, including legal remedies, are evaluated. The review of individual loans includes those loans that are impaired as provided in Statement of Financial Accounting Standards ("SFAS") No. 114, Accounting by Creditors for Impairment of a Loan. We evaluate the collectibility of both principal and interest when assessing the need for loss provision. Historical loss rates are applied to other commercial loans not subject to specific allocations. The loss rates are determined from a migration analysis which computes the net charge off experience on loans according to their internal risk grade.

Homogenous loans, such as consumer installment, residential mortgages, and home equity lines are not individually risk graded. The associated ALLL for these loans is measured under SFAS No. 5, Accounting for Contingencies. The ALLL allocation for these pools of loans is established based on the average, maximum, minimum, and median loss ratios over the previous eight quarters.

Historical loss rates for commercial and retail loans are adjusted for significant factors that, in management’s judgment, reflect the impact of any current conditions on loss recognition. Factors that we consider include delinquency trends, current economic conditions and trends, strength of supervision and administration of the loan portfolio, levels of underperforming loans, level of recoveries to prior year's charge offs, trend in loan losses, industry concentrations and their relative strengths, amount of unsecured loans and underwriting exceptions. These factors are reviewed quarterly and a weighted range developed with a "most likely" scenario determined. The total of these weighted factors is then applied against the total portfolio and the ALLL is adjusted accordingly.

Loans Held for Sale - Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated market value in the aggregate. Net unrealized losses, if any, are recognized in a valuation allowance by charges to income.

Premises and Equipment - Premises and equipment are stated at cost less accumulated depreciation and amortization. Capital leases are included in premises and equipment at the capitalized amount less accumulated amortization. Premises and equipment are evaluated for impairment on a quarterly basis.

Depreciation and amortization are computed primarily using the straight-line method. Estimated useful lives range up to 40 years for buildings, 2 to 10 years for furniture, fixtures, and equipment, and up to the lease term for leasehold improvements. Capitalized leased assets are amortized on a straight-line basis over the lives of the respective leases.

Goodwill and Core Deposit Intangible - We evaluate total goodwill and core deposit intangible for impairment, based upon SFAS No. 142, Goodwill and Other Intangible Assets and SFAS No. 147, Acquisitions of Certain Financial Institutions, using fair value techniques including multiples of price/equity. Goodwill and core deposit intangible are evaluated for impairment on an annual basis or as other events may warrant.

Amortization of core deposit intangible is estimated at approximately $0.6 million annually for the next four years and approximately $0.3 million in year five.

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

Diluted EPS adjusts the number of weighted average shares of common stock outstanding by the dilutive effect of stock options as prescribed in SFAS No. 123R which is discussed in the New Accounting Standards section below.

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

Bank Owned Life Insurance - The Corporation's bank owned life insurance policies are carried at their cash surrender value. We recognize tax-free income from the periodic increases in cash surrender value of these policies and from death benefits.

New Accounting Standards -

➢  Stock-Based Employee Compensation - In December 2004, SFAS No. 123R, Share-Based Payment, was issued. SFAS No. 123R is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123R requires the cost resulting from all share-based payment transactions be recognized in the financial statements, and establishes fair value as the measurement objective in accounting for share-based payment arrangements. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin Number 107 that provided additional guidance to public companies relating to share-based payment transactions and the implementation of SFAS 123R. Effective January 1, 2006, we adopted SFAS No. 123R using the modified retrospective application basis in accounting for stock-based compensation plans. Under SFAS No. 123R, we recognize compensation expense for the grant-date fair value of stock-based compensation issued over its requisite service period. Awards with a graded vesting are expensed on a straight-line basis. The grant-date fair value of stock options is measured using the Black-Scholes option-pricing model. Had compensation cost for the Corporation’s stock options granted in 2005 and 2004 been determined under the fair value approach described in SFAS No. 123R, the Corporation’s net income and earnings per share would have been reduced to the pro forma amounts indicated below:

(in thousands, except per share amounts) Years ended December 31		2005	2004
Net income as reported		$34,412	$30,950
Stock-based compensation expense		(994)	(558)
Tax effect		141	142
Net income pro forma		$33,559	$30,534

Basic net income per share	As reported	$2.31	$2.09
	Pro forma	2.25	2.06

Diluted net income per share	As reported	$2.27	$2.05
	Pro forma	2.22	2.02

For further information, see note 14 to the consolidated financial statements below.

➢  Accounting for Uncertainty in Income Taxes - In July 2006, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 48 ("FIN 48"), Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in accordance with FASB Statement No. 109, Accounting for Income Taxes. This statement also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The evaluation of a tax position in accordance with this statement is a two-step process. The first step is a recognition process to determine whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The second step is a measurement process whereby a tax position that meets the more likely than not recognition threshold is calculated to determine the amount of benefit to recognize in the financial statements. FIN 48 is effective for fiscal years beginning after December 15, 2006 and the cumulative effect of applying the provisions of this statement will be recognized as an adjustment to the beginning balance of retained earnings. The Corporation is currently in the process of evaluating the impact of adopting FIN 48 on its consolidated financial statements.

➢  Financial Statements—Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements - In September 2006, the SEC issued Staff Accounting Bulletin ("SAB") 108, Financial Statements—Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. This SAB provides guidance on the consideration of prior year misstatements in determining whether the current year's financial statements are materially misstated. In providing this guidance, the SEC staff references both the "iron curtain" and "rollover" approaches to quantifying a current year misstatement for purposes of determining materiality. The iron curtain approach focuses on how the current year's balance sheet would be affected in correcting misstatements without considering the year in which the misstatement originated. The rollover approach focuses on the amount of the misstatements that originated in the current year's income statement. The SEC staff indicates that registrants should quantify the impact of correcting all misstatements, including both the carryover and reversing effects of prior year misstatements, on the current year financial statements. SAB 108 is effective for fiscal years ending after November 15, 2006. Registrants may either restate their financials for any material misstatements arising from the application of this SAB or recognize a cumulative effect of applying SAB 108 within the current year opening balance in retained earnings. The adoption of SAB 108 did not have a material impact on our consolidated financial statements.

Results of Operations

2006 Compared to 2005

As mentioned earlier, net income increased 13.5% over prior year while our basic earnings per share increased 12.1%. The increase in net income was primarily driven by a $4.6 million increase in our net interest revenue and a $4.0 million decrease in provision for loan losses. See below for further information. Our average shares outstanding increased from 14.9 million in 2005 to 15.1 million in 2006.

Net Interest Income:

Our year over year net interest margin remained flat at 4.02%. As rates stabilized in the latter part of the year, the margin compressed as expected. Our net interest margin for the fourth quarter 2006 was 3.94% compared to 4.12% for the fourth quarter 2005 and 4.08% for the third quarter 2006.

Year-to-date net interest income increased 4.4% from the year ended December 31, 2005. Interest income increased $29.0 million or 18.1% while interest expense increased $24.4 million or 42.8%. Average earning assets for the year ended December 31, 2006 increased $116.0 million or 4.5% over 2005. Average interest bearing liabilities increased $86.5 million or 4.1% over prior year. The taxable equivalent yield on average earning assets for the year 2006 increased 80 basis points from prior year to 7.02% while the cost of interest of interest bearing liabilities increased 100 basis points to 3.68%. The cost of interest bearing liabilities has been impacted by the change in deposit mix as well as by a change in market rates. Average interest bearing deposits including repurchase agreements increased 6.4% during 2006 while average noninterest bearing deposits decreased 5.2%. Average loans accounted for 78.5% of average earning assets in 2006 and 77.9% in 2005.

Provision for Loan Losses and Allowance for Loan and Lease Losses:

The provision for loan losses that was added to the allowance was $4.3 million for the year ended December 31, 2006 compared to $8.3 million for 2005. This provision represents a charge against current earnings in order to maintain the allowance at an appropriate level determined using the accounting estimates described in the Critical Accounting Policies and Estimates section. Loan losses, net of recoveries, for the year decreased 16.8% from $7.6 million, or 0.4% of average loans, to $6.3 million, or 0.3% of average loans. Reflective of the improvement in asset quality, our reserve for losses on loans as a percentage of total loans outstanding at December 31, 2006 decreased to 1.27% from the 1.40% at December 31, 2005.

Nonperforming loans at December 31, 2006 were $14.2 million, a 33.5% decrease from $21.4 million at December 31, 2005. Nonperforming loans as a percentage of total loans at December 31, 2006 were 0.66%, a 36 basis point decrease from December 31, 2005.

Foreclosed properties at December 31, 2006 were $4.5 million compared to $5.4 million on December 31, 2005.

Noninterest Income:

Year-to-date noninterest income decreased 2.7% to $32.7 million for the year ended December 31, 2006 from the $33.6 million for the same period last year. The following table displays the annual activity in the various significant noninterest income accounts.

Noninterest Income Summary
(in thousands)	Year Ended 2006	Year Ended 2005
Deposit related fees	$20,162	$18,050
Loan related fees	2,473	5,638
Trust revenue	3,743	3,067
Gains on sales of loans	1,265	1,481
Other revenue	5,076	5,391
Total noninterest income	$32,719	$33,627

The increases in recurring revenue sources year over year 2005 to 2006 in deposit related fees and trust revenue were offset by declines in gains on sales of loans due to the interest rate environment and loan related fees.

Noninterest Expense:

Year-to-date noninterest expense increased 2.3% from $78.6 million to $80.4 million. The most significant components of this increase were a 3.8% increase in personnel expenses due to normal annual salary adjustments and health care costs and a 6.8% increase in occupancy and equipment due to expenditures for new branch locations and technology and communication upgrades to our core operating systems.

Our efficiency ratio for the year 2006 improved 16 basis points from 2005 to 56.67%. The deposit (including repurchase agreements) to FTE (full-time equivalent) ratio increased to $2.5 million at December 31, 2006 from $2.4 million at December 31, 2005.

2005 Compared to 2004

Net income for 2005 was $34.4 million compared to $31.0 million in 2004. The increase in net income was primarily driven by a 10.7% increase in net interest income. See the Net Interest Income section below for further information. Basic earnings per share for 2005 were $2.31 compared to $2.09 per basic share for 2004. The average shares outstanding in 2005 and 2004 were 14.9 million and 14.8 million, respectively.

Net interest income for 2005 was $103.0 million compared to $93.1 million in 2004. Noninterest income was $33.6 million compared to $34.1 million in 2004 and noninterest expense was $78.6 million compared to $74.6 million in 2004. See the Noninterest Income and Noninterest Expense sections below for further information.

Return on average assets was 1.22% for 2005 and 2004, and return on average equity increased 50 basis points from 13.48% for 2004 to 13.98% for 2005.

Net Interest Income:

Our net interest margin for the year 2005 decreased 4 basis points from 4.06% to 4.02%. However, the net interest margin for the quarter ended December 31, 2005 of 4.12% was a 15 basis point increase from the quarter ended December 31, 2004 and an increase of 4 basis points from prior quarter. The increase in the net interest margin for the quarter was primarily the result of the increased yield on average earning assets attributable to the reallocation of earning assets from the investment portfolio to the higher yielding loan portfolio. The yield on average earning assets for the fourth quarter 2005 increased 87 basis points from the fourth quarter 2004 and 30 basis points from the third quarter 2005. For further information, see the table titled "Consolidated Average Balance Sheets and Taxable Equivalent Income/Expense and Yields/Rates" in the Selected Statistical Information.

Average earning assets were $2.6 billion for the year 2005 compared to $2.3 billion for 2004. Average interest bearing liabilities were $2.1 billion for the year 2005 compared to $1.9 billion for 2004. Average interest bearing liabilities as a percentage of average earning assets were 81.9% for the year ended December 31, 2005 compared to 82.0% for the year ended December 31, 2004.

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

Provision for Loan Losses and Allowance for Loan and Lease Losses:

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

Noninterest Income Summary
(in thousands)	Year Ended 2005	Year Ended 2004
Deposit related fees	$18,050	$17,658
Loan related fees	5,638	5,249
Trust revenue	3,067	2,456
Gains on sales of loans	1,481	1,619
Securities gains	3	639
Other revenue	5,388	6,456
Total noninterest income	$33,627	$34,077

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

Liquidity and Market Risk

The objective of the Corporation’s Asset/Liability management function is to maintain consistent growth in net interest income within our policy limits. This objective is accomplished through management of our consolidated balance sheet composition, liquidity, and interest rate risk exposures arising from changing economic conditions, interest rates, and customer preferences. The goal of liquidity management is to provide adequate funds to meet changes in loan and lease demand or unexpected deposit withdrawals. This is accomplished by maintaining liquid assets in the form of cash and cash equivalents and investment securities, maintaining sufficient unused borrowing capacity, and growth in core deposits. As of December 31, 2006, we had approximately $157.5 million in cash and cash equivalents and approximately $425.9 million in securities valued at estimated fair value designated as available-for-sale and available to meet liquidity needs on a continuing basis. Additional asset-driven liquidity is provided by the remainder of the securities portfolio and the repayment of loans. In addition to core deposit funding, we also have a variety of other short-term and long-term funding sources available. We also rely on Federal Home Loan Bank advances for both liquidity and management of our asset/liability position. Federal Home Loan Bank advances were $81.2 million at December 31, 2006 compared to $122.8 million at December 31, 2005. As of December 31, 2006, we had a $331.1 million available borrowing position with the Federal Home Loan Bank. We generally rely upon net inflows of cash from financing activities, supplemented by net inflows of cash from operating activities, to provide cash for our investing activities. As is typical of many financial institutions, significant financing activities include deposit gathering, use of short-term borrowing facilities such as repurchase agreements and federal funds purchased, and issuance of long-term debt. At December 31, 2006, we had a $12 million revolving line of credit, all of which is currently available to meet any future cash needs. Our primary investing activities include purchases of securities and loan originations. We do not rely on any one source of liquidity and manage availability in response to changing consolidated balance sheet needs.

Stock Repurchase Program

The Corporation’s stock repurchase program began in December 1998 with the authorization to acquire up to 500,000 shares and was increased by an additional 1,000,000 shares in July 2000. The Corporation issued a press release on May 13, 2003 announcing its intention to repurchase up to 1,000,000 additional shares. During the years 2005 and 2006, we did not acquire shares of the Corporation’s stock. As of December 31, 2006, a total of 1,921,481 shares have been repurchased through this program. The following table shows Board authorizations and repurchases made through the stock repurchase program for the years 1998 through 2006:

	Board Authorizations	Repurchases*		Shares Available for Repurchase
		Average Price ($)	# of Shares
1998	500,000	-	0
1999	0	15.89	131,517
2000	1,000,000	11.27	694,064
2001	0	14.69	444,945
2002	0	19.48	360,287
2003	1,000,000	21.58	235,668
2004	0	25.45	55,000
2005	0	-	0
2006	0	-	0
Total	2,500,000	15.59	1,921,481	578,519
*Repurchased shares and average prices have been restated to reflect stock dividends that have occurred; however, board authorized shares have not been adjusted.

Interest Rate Risk

We consider interest rate risk one of our most significant market risks. Interest rate risk is the exposure to adverse changes in net interest income due to changes in interest rates. Consistency of our net interest revenue is largely dependent upon the effective management of interest rate risk. We employ a variety of measurement techniques to identify and manage our interest rate risk including the use of an earnings simulation model to analyze net interest income sensitivity to changing interest rates. The model is based on actual cash flows and repricing characteristics for on and off-balance sheet instruments and incorporates market-based assumptions regarding the effect of changing interest rates on the prepayment rates of certain assets and liabilities. Assumptions based on the historical behavior of deposit rates and balances in relation to changes in interest rates are also incorporated into the model. These assumptions are inherently uncertain, and as a result, the model cannot precisely measure net interest income or precisely predict the impact of fluctuations in interest rates on net interest income. Actual results will differ from simulated results due to timing, magnitude, and frequency of interest rate changes as well as changes in market conditions and management strategies.

The Corporation’s Asset/Liability Management Committee (ALCO), which includes executive and senior management representatives and reports to the Board of Directors, monitors and manages interest rate risk within Board-approved policy limits. Our current exposure to interest rate risks is determined by measuring the anticipated change in net interest income over a twelve-month period assuming a 200 basis point increase or decrease in rates, spread evenly over the twelve-month period.

The following table shows our estimated earnings sensitivity profile as of December 31, 2006:

Change in Interest Rates (basis points)	Percentage Change in Net Interest Income (12 Months)
+200	5.42%
-200	(5.52)%

The following table shows the Corporation’s estimated earnings sensitivity profile as of December 31, 2005:

Change in Interest Rates (basis points)	Percentage Change in Net Interest Income (12 Months)
+200	5.11%
-200	(5.32)%

The simulation model used a 200 basis point increase in the yield curve spread evenly over a twelve-month period. The measurement at December 31, 2006 estimates that our net interest income would increase by 5.42% over one year. A 200 basis point immediate and sustained decrease in interest rates would decrease net interest income by 5.52% over one year. In order to reduce the exposure to interest rate fluctuations and to manage liquidity, we have developed sale procedures for several types of interest-sensitive assets. Virtually all long-term, fixed rate single family residential mortgage loans underwritten according to Federal Home Loan Mortgage Corporation guidelines are sold for cash upon origination. Periodically, additional assets such as commercial loans are also sold. In 2006 and 2005, $64.9 million and $66.9 million, respectively, was realized on the sale of fixed rate residential mortgages. We focus our efforts on consistent net interest revenue and net interest margin growth through each of the retail and wholesale business lines. We do not currently engage in trading activities.

Our Static Repricing GAP as of December 31, 2006 is presented below. In the 12 month repricing GAP, rate sensitive liabilities ("RSL") exceeded rate sensitive assets ("RSA") by $177.8 million.

	1-3 Months	4-6 Months	7-9 Months	10-12 Months	2-3 Years	4-5 Years	> 5 Years

Assets	$1,276,724	$167,695	$125,189	$114,645	$557,818	$327,961	$399,729

Liabilities and equity	621,988	335,965	362,833	541,277	689,525	47,610	370,563

Repricing difference	654,736	(168,270)	(237,643)	(426,632)	(131,707)	280,351	29,166

Cumulative GAP	654,736	486,466	248,823	(177,810)	(309,517)	(29,166)	0

RSA/RSL	2.05x	0.50x	0.35x	0.21x	0.81x	6.89x	1.08x

Cumulative GAP to total assets	22.05%	16.38%	8.38%	(5.99)%	(10.42)%	(0.98)%	0.00%

Capital Resources

We continue to grow our shareholders’ equity while also providing an average annual dividend yield during 2006 of 2.53% to shareholders. Shareholders’ equity of $282.4 million on December 31, 2006 was an 11.2% increase from the $253.9 million on December 31, 2005. Our primary source of capital growth is retained earnings. Cash dividends were $1.05 per share for 2006 and $0.98 per share for 2005. We retained 59.5% of our earnings in 2006 compared to 57.6% in 2005.

Regulatory guidelines require bank holding companies, commercial banks, and savings banks to maintain certain minimum capital ratios and define companies as "well-capitalized" that sufficiently exceed the minimum ratios. The banking regulators may alter minimum capital requirements as a result of revising their internal policies and their ratings of individual institutions. To be "well-capitalized" banks and bank holding companies must maintain a Tier 1 leverage ratio of no less than 5.0%, a Tier 1 risk based ratio of no less than 6.0%, and a total risk based ratio of no less than 10.0%. Our ratios as of December 31, 2006 were 9.58%, 12.21%, and 13.43%, respectively. Community Trust Bancorp, Inc. and it subsidiaries met the criteria for "well-capitalized" at December 31, 2006. See note 20 to the consolidated financial statements for further information.

As of December 31, 2006, we are not aware of any current recommendations by banking regulatory authorities which, if they were to be implemented, would have, or are reasonably likely to have, a material adverse impact on our liquidity, capital resources, or operations.

Impact of Inflation, Changing Prices, and Local Economic Conditions

The majority of our assets and liabilities are monetary in nature. Therefore, our Corporation differs greatly from most commercial and industrial companies that have significant investments in non-monetary assets, such as fixed assets and inventories. However, inflation does have an important impact on the growth of assets in the banking industry and on the resulting need to increase equity capital at higher than normal rates in order to maintain an appropriate equity to assets ratio. Inflation also affects other expenses, which tend to rise during periods of general inflation.

We believe the most significant impact on financial and operating results is our ability to react to changes in interest rates. We seek to maintain an essentially balanced position between interest sensitive assets and liabilities in order to protect against the effects of wide interest rate fluctuations.

Our success is dependent on the general economic conditions of the communities we serve. Unlike larger banks that are more geographically diversified, we provide financial and banking services primarily to eastern, northeastern, central, and south central Kentucky and southern West Virginia. The economic conditions in these areas have a significant impact on loan demand, the ability of borrowers to repay loans, and the value of the collateral securing loans. A significant decline in general economic conditions will affect these local economic conditions and will negatively affect the financial results of our banking operations. Factors influencing general conditions include inflation, recession, unemployment, and other factors beyond our control.

Contractual Obligations and Commitments

As disclosed in the notes to the consolidated financial statements, we have certain obligations and commitments to make future payments under contracts. At December 31, 2006, the aggregate contractual obligations and commitments are:

Contractual Obligations:	Payments Due by Period
(in thousands)	Total	1 Year	2-5 Years	After 5 Years
Deposits without stated maturity	$1,117,364	$1,117,364	$0	$0
Certificates of deposit	1,223,803	1,106,349	116,717	737
Repurchase agreements and other short-term borrowings	177,570	156,693	20,877	0
Advances from Federal Home Loan Bank	81,245	40,339	40,859	47
Interest on advances from Federal Home Loan Bank*	3,694	2,645	1,044	5
Long-term debt	61,341	0	0	61,341
Interest on long-term debt*	118,511	5,327	21,310	91,874
Annual rental commitments under leases	9,879	1,475	3,420	4,984
Total	$2,793,407	$2,430,192	$204,227	$158,988

*The amounts provided as interest on advances from Federal Home Loan Bank and interest on long-term debt assume the liabilities will not be prepaid and interest is calculated to their individual maturities.

Other Commitments:	Amount of Commitment - Expiration by Period
(in thousands)	Total	1 Year	2-5 Years	After 5 Years
Standby letters of credit	$54,823	$47,773	$7,050	$0
Commitments to extend credit	424,034	331,164	85,057	7,813
Total	$478,857	$378,937	$92,107	$7,813

Commitments to extend credit and standby letters of credit do not necessarily represent future cash requirements in that these commitments often expire without being drawn upon.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

The Corporation currently does not engage in any hedging activity. The only derivative activity in which the Corporation engages is an interest-only strip in the amount of $105 thousand and loans held for sale in the amount of $1.4 million as of December 31, 2006. Analysis of the Corporation’s interest rate sensitivity can be found in the Liquidity and Market Risk section of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 8. Financial Statements and Supplementary Data

Consolidated Balance Sheets

(dollars in thousands) December 31	2006	2005
Assets:
Cash and due from banks	$95,438	$91,066
Federal funds sold	62,100	31,145
Cash and cash equivalents	157,538	122,211

Securities available-for-sale at fair value
(amortized cost of $430,867 and $402,241, respectively)	425,851	395,571
Securities held-to-maturity at amortized cost
(fair value of $39,015 and $46,528, respectively)	40,508	48,444
Loans held for sale	1,431	135

Loans	2,167,458	2,107,344
Allowance for loan and lease losses	(27,526)	(29,506)
Net loans	2,139,932	2,077,838

Premises and equipment, net	55,665	57,966
Federal Reserve Bank and Federal Home Loan Bank stock	28,027	26,682
Goodwill	65,059	65,059
Core deposit intangible (net of accumulated amortization of $4,953 and
$4,319, respectively)	2,551	3,186
Bank owned life insurance	20,937	20,069
Other assets	32,262	33,892
Total assets	$2,969,761	$2,851,053

Liabilities and shareholders’ equity:
Deposits
Noninterest bearing	$429,994	$445,929
Interest bearing	1,911,173	1,800,622
Total deposits	2,341,167	2,246,551

Repurchase agreements	161,630	129,156
Federal funds purchased and other short-term borrowings	15,940	17,485
Advances from Federal Home Loan Bank	81,245	122,834
Long-term debt	61,341	61,341
Deferred tax liability	4,999	227
Other liabilities	21,064	19,514
Total liabilities	2,687,386	2,597,108

Shareholders’ equity:
Preferred stock, 300,000 shares authorized and unissued
Common stock, $5 par value, shares authorized 25,000,000;
shares outstanding 2006 - 15,158,176; 2005 - 14,997,369	75,791	74,987
Capital surplus	150,965	147,626
Retained earnings	58,879	35,667
Accumulated other comprehensive loss, net of tax	(3,260)	(4,335)
Total shareholders’ equity	282,375	253,945

Total liabilities and shareholders’ equity	$2,969,761	$2,851,053

See notes to consolidated financial statements.

Consolidated Statements of Income

(in thousands except per share data) Year Ended December 31	2006	2005	2004
Interest income:
Interest and fees on loans, including loans held for sale	$163,194	$137,291	$111,181
Interest and dividends on securities
Taxable	18,916	17,555	15,316
Tax exempt	2,064	2,104	2,204
Interest and dividends on Federal Reserve Bank and Federal Home Loan Bank stock	1,588	1,337	1,093
Other, including interest on federal funds sold	3,383	1,875	607
Total interest income	189,145	160,162	130,401

Interest expense:
Interest on deposits	63,856	43,012	28,460
Interest on repurchase agreements and other short-term borrowings	8,620	3,819	1,568
Interest on advances from Federal Home Loan Bank	3,648	4,872	1,907
Interest on long-term debt	5,414	5,414	5,414
Total interest expense	81,538	57,117	37,349

Net interest income	107,607	103,045	93,052
Provision for loan losses	4,305	8,285	8,648
Net interest income after provision for loan losses	103,302	94,760	84,404

Noninterest income:
Service charges on deposit accounts	20,162	18,050	17,658
Gains on sales of loans, net	1,265	1,481	1,619
Trust income	3,743	3,067	2,456
Securities gains	0	3	639
Other	7,549	11,026	11,705
Total noninterest income	32,719	33,627	34,077

Noninterest expense:
Salaries and employee benefits	44,145	42,535	39,501
Occupancy, net	6,420	6,387	5,629
Equipment	5,047	4,352	3,855
Data processing	3,733	4,479	4,166
Bank franchise tax	3,261	3,025	3,102
Legal and professional fees	2,816	2,855	3,187
Other	14,985	14,936	15,155
Total noninterest expense	80,407	78,569	74,595

Income before income taxes	55,614	49,818	43,886
Income taxes	16,550	15,406	12,936
Net income	$39,064	$34,412	$30,950

Basic earnings per share	$2.59	$2.31	$2.09
Diluted earnings per share	2.55	2.27	2.05

See notes to consolidated financial statements.

Consolidated Statements of Changes in Shareholders’ Equity

(in thousands except per share and share amounts)	Common Shares	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Total
Balance, January 1, 2004	13,461,600	$67,308	$105,579	$43,663	$4,843	$221,393
Net income				30,950		30,950
Net change in unrealized gain/loss on securities available-for-sale, net of tax of $2,044					(3,797)	(3,797)
Comprehensive income						27,153
Cash dividends declared ($0.87 per share)				(12,854)		(12,854)
To record 10% common stock dividend	1,349,146	6,746	39,139	(45,885)		0
Issuance of common stock	84,471	422	1,409			1,831
Purchase of common stock	(50,000)	(250)	(1,150)			(1,400)
Other			46			46
Balance, December 31, 2004	14,845,217	74,226	145,023	15,874	1,046	236,169
Net income				34,412		34,412
Net change in unrealized gain/loss on securities available-for-sale, net of tax of $2,898					(5,381)	(5,381)
Comprehensive income						29,031
Cash dividends declared ($0.98 per share)				(14,619)		(14,619)
Issuance of common stock	152,152	761	2,603			3,364
Balance, December 31, 2005	14,997,369	74,987	147,626	35,667	(4,335)	253,945
Net income				39,064		39,064
Net change in unrealized gain/loss on securities available-for-sale, net of tax of ($579)					1,075	1,075
Comprehensive income						40,139
Cash dividends declared ($1.05 per share)				(15,852)		(15,852)
Issuance of common stock	160,807	804	2,378			3,182
Excess tax benefits from stock-based compensation			961			961
Balance, December 31, 2006	15,158,176	$75,791	$150,965	$58,879	$(3,260)	$282,375

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows

(in thousands) Year Ended December 31	2006	2005	2004
Cash flows from operating activities:
Net income	$39,064	$34,412	$30,950
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,819	5,141	4,469
Change in net deferred tax liability	4,193	745	1,886
Stock based compensation	(711)	0	0
Provision for loan and other real estate losses	4,616	8,410	8,934
Securities gains	0	(3)	(796)
Securities losses	0	0	157
Gains on sale of mortgage loans held for sale	(1,265)	(1,493)	(1,619)
Gains (losses) on sale of other loans	0	13	0
Gains (losses) on sale of assets, net	(5)	(28)	(238)
Proceeds from sale of mortgage loans held for sale	64,943	66,883	68,573
Funding of loans held for sale	(64,974)	(65,525)	(66,639)
Amortization of securities premiums, net	957	1,682	1,252
BOLI income	868	635	583
Other	678	724	681
Changes in:
Other liabilities	4,401	1,131	683
Other assets	(3,101)	(11,396)	3,674
Net cash provided by operating activities	55,483	41,331	52,550

Cash flows from investing activities:
Securities available-for-sale:
Proceeds from sales	128,900	53,850	141,801
Proceeds from prepayments and maturities	58,754	106,721	95,166
Purchase of securities	(218,446)	(108,082)	(303,485)
Securities held-to-maturity:
Proceeds from prepayments and maturities	7,800	13,966	26,027
Purchase of securities	0	0	(1,562)
Proceeds from sale of loans	0	105	0
Change in loans, net	(68,573)	(141,253)	(173,803)
Purchase of premises, equipment, and other real estate	(3,197)	(5,321)	(7,039)
Proceeds from sale of premises and equipment	378	32	35
Proceeds from sale of other real estate and repossessed assets	2,821	2,698	3,483
Additions in other real estate owned	(73)	(327)	0
Investment in bank owned life insurance	0	3,885	0
Net cash paid in acquisition	0	(4,313)	0
Net cash used in investing activities	(91,636)	(78,039)	(219,377)

Cash flows from financing activities:
Change in deposits, net	94,616	36,317	72,803
Change in repurchase agreements and other short-term borrowings, net	30,929	53,997	(12,649)
Advances from Federal Home Loan Bank	0	0	200,000
Payments on advances from Federal Home Loan Bank	(41,589)	(50,056)	(40,801)
Issuance of common stock	3,182	3,364	1,831
Purchase of common stock	0	0	(1,400)
Other equity adjustments	0	0	46
Dividends paid	(15,658)	(14,283)	(12,384)
Net cash provided by financing activities	71,480	29,339	207,446
Net increase (decrease) in cash and cash equivalents	35,327	(7,369)	40,619
Cash and cash equivalents at beginning of year	122,211	129,580	88,961
Cash and cash equivalents at end of year	$157,538	$122,211	$129,580

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

Nature of Operations - Substantially all assets, liabilities, revenues, and expenses are related to banking operations, including lending, investing of funds, obtaining of deposits, trust operations, full service brokerage operations, and other financing activities. All of our business offices and the majority of our business are located in eastern, northeastern, central, and south central Kentucky and southern West Virginia.

Use of Estimates - In preparing the consolidated financial statements, management must make certain estimates and assumptions. These estimates and assumptions affect the amounts reported for assets, liabilities, revenues, and expenses, as well as affecting the disclosures provided. Future results could differ from the current estimates. Such estimates include, but are not limited to, the allowance for loan and lease losses, fair value of securities and mortgage servicing rights, and goodwill (the excess of cost over net assets acquired).

Cash and Cash Equivalents - Cash and cash equivalents include cash on hand, amounts due from banks, interest bearing deposits in other financial institutions, and federal funds sold. Generally, federal funds are sold for one-day periods.

Investments - Management determines the classification of securities at purchase. We classify securities into held-to-maturity, trading, or available-for-sale categories. Held-to-maturity securities are those which we have the positive intent and ability to hold to maturity and are reported at amortized cost. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, Accounting for Certain Investments in Debt and Equity Securities, investments in debt securities that are not classified as held-to-maturity and equity securities that have readily determinable fair values shall be classified in one of the following categories and measured at fair value in the statement of financial position:

a. Trading securities. Securities that are bought and held principally for the purpose of selling them in the near term (thus held for only a short period of time) shall be classified as trading securities. Trading generally reflects active and frequent buying and selling, and trading securities are generally used with the objective of generating profits on short-term differences in price.

b. Available-for-sale securities. Investments not classified as trading securities (nor as held-to-maturity securities) shall be classified as available-for-sale securities. We do not have any securities that are classified as trading securities. Available-for-sale securities are reported at fair value, with unrealized gains and losses included as a separate component of shareholders’ equity, net of tax. If declines in fair value are not temporary, the carrying value of the securities is written down to fair value as a realized loss.

Gains or losses on disposition of securities are computed by specific identification for all securities except for shares in mutual funds, which are computed by average cost. Interest and dividend income, adjusted by amortization of purchase premium or discount, is included in earnings.

Loans - Loans with the ability and the intent to be held until maturity and/or payoff are reported at the carrying value of unpaid principal reduced by unearned interest and an allowance for loan and lease losses. Income is recorded on the level yield basis. Interest accrual is discontinued when management believes, after considering economic and business conditions, collateral value, and collection efforts, that the borrower’s financial condition is such that collection of interest is doubtful. Any loan greater than 90 days past due must be well secured and in the process of collection to continue accruing interest. Cash payments received on nonaccrual loans generally are applied against principal, and interest income is only recorded once principal recovery is reasonably assured. Loans are not reclassified as accruing until principal and interest payments are brought current and future payments appear reasonably certain.

Loan origination and commitment fees and certain direct loan origination costs are deferred and the net amount amortized over the estimated life of the related loans, leases, or commitments as a yield adjustment.

Allowance for Loan and Lease Losses - We maintain an allowance for loan and lease losses ("ALLL") at a level that is appropriate to cover estimated credit losses on individually evaluated loans determined to be impaired, as well as estimated credit losses inherent in the remainder of the loan and lease portfolio. Since arriving at an appropriate ALLL involves a high degree of management judgment, we use an ongoing quarterly analysis to develop a range of estimated losses. In accordance with accounting principles generally accepted in the United States, we use our best estimate within the range of potential credit loss to determine the appropriate ALLL. Credit losses are charged and recoveries are credited to the ALLL.

We utilize an internal risk grading system for commercial credits. Those larger commercial credits that exhibit probable or observed credit weaknesses are subject to individual review. The borrower’s cash flow, adequacy of collateral coverage, and other options available to the Corporation, including legal remedies, are evaluated. The review of individual loans includes those loans that are impaired as provided in SFAS No. 114, Accounting by Creditors for Impairment of a Loan. We evaluate the collectibility of both principal and interest when assessing the need for loss provision. Historical loss rates are applied to other commercial loans not subject to specific allocations. The loss rates are determined from a migration analysis which computes the net charge off experience on loans according to their internal risk grade.

Homogenous loans, such as consumer installment, residential mortgages, and home equity lines are not individually risk graded. The associated ALLL for these loans is measured under SFAS No. 5, Accounting for Contingencies. The ALLL allocation for these pools of loans is established based on the average, maximum, minimum, and median loss ratios over the previous eight quarters.

Historical loss rates for commercial and retail loans are adjusted for significant factors that, in management’s judgment, reflect the impact of any current conditions on loss recognition. Factors that we consider include delinquency trends, current economic conditions and trends, strength of supervision and administration of the loan portfolio, levels of underperforming loans, level of recoveries to prior year's charge offs, trend in loan losses, industry concentrations and their relative strengths, amount of unsecured loans and underwriting exceptions. These factors are reviewed quarterly and a weighted range developed with a "most likely" scenario determined. The total of these weighted factors is then applied against the total portfolio and the ALLL is adjusted accordingly.

Loans Held for Sale - Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated market value in the aggregate. Net unrealized losses, if any, are recognized in a valuation allowance by charges to income.

Premises and Equipment - Premises and equipment are stated at cost less accumulated depreciation and amortization. Capital leases are included in premises and equipment at the capitalized amount less accumulated amortization. Premises and equipment are evaluated for impairment on a quarterly basis.

Depreciation and amortization are computed primarily using the straight-line method. Estimated useful lives range up to 40 years for buildings, 2 to 10 years for furniture, fixtures, and equipment, and up to the lease term for leasehold improvements. Capitalized leased assets are amortized on a straight-line basis over the lives of the respective leases.

Other Real Estate - Real estate acquired by foreclosure is carried at the lower of the investment in the property or its fair value. Other real estate owned by the Corporation included in other assets at December 31, 2006 and 2005 was $4.5 million and $5.4 million, respectively.

Goodwill and Core Deposit Intangible - We evaluate total goodwill and core deposit intangible for impairment, based upon SFAS No. 142, Goodwill and Other Intangible Assets and SFAS No. 147, Acquisitions of Certain Financial Institutions, using fair value techniques including multiples of price/equity. Goodwill and core deposit intangible are evaluated for impairment on an annual basis or as other events may warrant.

Amortization of core deposit intangible is estimated at approximately $0.6 million annually for the next four years and approximately $0.3 million in year five.

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

Diluted EPS adjusts the number of weighted average shares of common stock outstanding by the dilutive effect of stock options as prescribed in SFAS No. 123R which is discussed in the New Accounting Standards section below.

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

Bank Owned Life Insurance - The Corporation's bank owned life insurance policies are carried at their cash surrender value. We recognize tax-free income from the periodic increases in cash surrender value of these policies and from death benefits.

News Accounting Standards -

➢  Stock-Based Employee Compensation - In December 2004, SFAS No. 123R, Share-Based Payment, was issued. SFAS No. 123R is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123R requires the cost resulting from all share-based payment transactions be recognized in the financial statements, and establishes fair value as the measurement objective in accounting for share-based payment arrangements. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin Number 107 that provided additional guidance to public companies relating to share-based payment transactions and the implementation of SFAS 123R. Effective January 1, 2006, we adopted SFAS No. 123R using the modified retrospective application basis in accounting for stock-based compensation plans. Under SFAS No. 123R, we recognize compensation expense for the grant-date fair value of stock-based compensation issued over its requisite service period. Awards with a graded vesting are expensed on a straight-line basis. The grant-date fair value of stock options is measured using the Black-Scholes option-pricing model. Had compensation cost for the Corporation’s stock options granted in 2005 and 2004 been determined under the fair value approach described in SFAS No. 123R, the Corporation’s net income and earnings per share would have been reduced to the pro forma amounts indicated below:

(in thousands, except per share amounts) Years ended December 31		2005	2004
Net income as reported		$34,412	$30,950
Stock-based compensation expense		(994)	(558)
Tax effect		141	142
Net income pro forma		$33,559	$30,534

Basic net income per share	As reported	$2.31	$2.09
	Pro forma	2.25	2.06

Diluted net income per share	As reported	$2.27	$2.05
	Pro forma	2.22	2.02

For further information, see note 14 to the consolidated financial statements below.

➢  Accounting for Uncertainty in Income Taxes - In July 2006, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 48 ("FIN 48"), Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in accordance with FASB Statement No. 109, Accounting for Income Taxes. This statement also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The evaluation of a tax position in accordance with this statement is a two-step process. The first step is a recognition process to determine whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The second step is a measurement process whereby a tax position that meets the more likely than not recognition threshold is calculated to determine the amount of benefit to recognize in the financial statements. FIN 48 is effective for fiscal years beginning after December 15, 2006 and the cumulative effect of applying the provisions of this statement will be recognized as an adjustment to the beginning balance of retained earnings. The Corporation is currently in the process of evaluating the impact of adopting FIN 48 on its consolidated financial statements.

➢  Financial Statements—Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements - In September 2006, the SEC issued Staff Accounting Bulletin ("SAB") 108, Financial Statements—Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. This SAB provides guidance on the consideration of prior year misstatements in determining whether the current year's financial statements are materially misstated. In providing this guidance, the SEC staff references both the "iron curtain" and "rollover" approaches to quantifying a current year misstatement for purposes of determining materiality. The iron curtain approach focuses on how the current year's balance sheet would be affected in correcting misstatements without considering the year in which the misstatement originated. The rollover approach focuses on the amount of the misstatements that originated in the current year's income statement. The SEC staff indicates that registrants should quantify the impact of correcting all misstatements, including both the carryover and reversing effects of prior year misstatements, on the current year financial statements. SAB 108 is effective for fiscal years ending after November 15, 2006. Registrants may either restate their financials for any material misstatements arising from the application of this SAB or recognize a cumulative effect of applying SAB 108 within the current year opening balance in retained earnings. The adoption of SAB 108 did not have a material impact on our consolidated financial statements.

Reclassification - Certain reclassifications considered to be immaterial have been made in the prior year consolidated financial statements to conform to current year classifications.

2. Business Combinations

On June 10, 2005, Community Trust Bank, Inc., the bank subsidiary of Community Trust Bancorp, Inc., completed the acquisition of Heritage Community Bank of Danville, Kentucky. All former Heritage Community Bank offices now operate as branch offices of Community Trust Bank, Inc. Through this acquisition, we obtained loans totaling approximately $73.7 million, cash and cash equivalents of approximately $8.1 million, and deposits totaling approximately $69.8 million from this acquisition. The total cost of the acquisition, including direct acquisition costs, was $12.4 million. Goodwill and core deposit intangible of approximately $5.5 million was recorded. Pro forma information has not been presented since the impact of the acquisition is not significant to the consolidated financial statements.

3. Cash and Due from Banks

Included in cash and due from banks are noninterest bearing deposits that are required to be held at the Federal Reserve or maintained in vault cash in accordance with regulatory reserve requirements. The balance requirements were $37.8 million and $40.0 million at December 31, 2006 and 2005, respectively. Cash paid during the years ended 2006, 2005, and 2004 for interest was $79.6 million, $55.1 million, and $36.4 million, respectively. Cash paid during the same periods for income taxes was $12.7 million, $13.1 million and $11.5 million, respectively.

4. Securities

Amortized cost and fair value of securities at December 31, 2006 are as follows:

Available-for-Sale and Other
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury and government agencies	$20,291	$200	$0	$20,491
State and political subdivisions	44,887	709	(34)	45,562
U.S. government sponsored agencies and mortgage-backed pass through certificates	245,038	430	(5,878)	239,590
Collateralized mortgage obligations	1	0	0	1
Other debt securities	20,000	0	(443)	19,557
Total debt securities	330,217	1,339	(6,355)	325,201
Marketable equity securities	100,650	0	0	100,650
	$430,867	$1,339	$(6,355)	$425,851

Held-to-Maturity
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
State and political subdivisions	$3,068	$19	$(255)	$2,832
U.S. government sponsored agencies and mortgage-backed pass through certificates	37,440	0	(1,257)	36,183
	$40,508	$19	$(1,512)	$39,015

Amortized cost and fair value of securities at December 31, 2005 are as follows:

Available-for-Sale and Other
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury and government agencies	$2,005	$0	$0	$2,005
State and political subdivisions	45,911	1,058	(37)	46,932
U.S. government sponsored agencies and mortgage-backed pass through certificates	295,822	773	(7,964)	288,631
Collateralized mortgage obligations	1,003	9	0	1,012
Other debt securities	17,500	0	(509)	16,991
Total debt securities	362,241	1,840	(8,510)	355,571
Marketable equity securities	40,000	0	0	40,000
	$402,241	$1,840	$(8,510)	$395,571

Held-to-Maturity
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
State and political subdivisions	$3,134	$39	$(191)	$2,982
U.S. government sponsored agencies and mortgage-backed pass through certificates	45,310	0	(1,764)	43,546
	$48,444	$39	$(1,955)	$46,528

The amortized cost and fair value of securities at December 31, 2006 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale		Held-to-Maturity
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$4,020	$4,039	$770	$772
Due after one through five years	47,206	47,795	785	802
Due after five through ten years	13,952	14,219	0	0
Due after ten years	0	0	1,513	1,258
Mortgage-backed securities and collateralized mortgage obligations	245,039	239,591	37,440	36,183
Other securities	20,000	19,557	0	0
Total debt securities	330,217	325,201	40,508	39,015
Marketable equity securities	100,650	100,650	0	0
	$430,867	$425,851	$40,508	$39,015

There were no pre-tax gains or losses realized on sales and calls in 2006 and no significant gains or losses in 2005. Pre-tax gains of $0.8 million and losses of $0.2 million were realized on sales and calls in 2004.

Securities in the amount of $401 million and $350 million at December 31, 2006 and 2005, respectively, were pledged to secure public deposits, trust funds, repurchase agreements, and advances from the Federal Home Loan Bank.

We evaluate our investment portfolio on a quarterly basis for impairment. The analysis performed as of December 31, 2006 indicates that all impairment is considered temporary, due primarily to fluctuations in interest rates, and not credit-related. The following tables provide the amortized cost, gross unrealized losses, and fair value, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position as of December 31, 2006.

Available-for-Sale

(in thousands)	Amortized Cost	Gross Unrealized Losses	Fair Value
Less Than 12 Months
States and political subdivision	$2,828	$(10)	$2,818
U.S. government sponsored agencies and mortgage-backed pass through certificates	48,272	(767)	47,505
Other debt securities	2,500	(55)	2,445
	53,600	(832)	52,768
12 Months or More
States and political subdivision	2,701	(24)	2,677
U.S. government sponsored agencies and mortgage-backed pass through certificates	174,543	(5,111)	169,432
Other debt securities	17,500	(388)	17,112
	194,744	(5,523)	189,221

Total
States and political subdivision	5,529	(34)	5,495
U.S. government sponsored agencies and mortgage-backed pass through certificates	222,815	(5,878)	216,937
Other debt securities	20,000	(443)	19,557
	$248,344	$(6,355)	$241,989

Held-to-Maturity

(in thousands)	Amortized Cost	Gross Unrealized Losses	Fair Value
12 Months or More
States and political subdivision	$1,512	$(255)	$1,257
U.S. government sponsored agencies and mortgage-backed pass through certificates	37,440	(1,257)	36,183
	$38,952	$(1,512)	$37,440

The analysis performed as of December 31, 2005 indicated that all impairment was considered temporary, due primarily to fluctuations in interest rates, and not credit-related. The following tables provide the amortized cost, gross unrealized losses, and fair value, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position as of December 31, 2005.

Available-for-Sale

(in thousands)	Amortized Cost	Gross Unrealized Losses	Fair Value
Less Than 12 Months
States and political subdivision	$4,701	$(37)	$4,664
U.S. government sponsored agencies and mortgage-backed pass through certificates	22,669	(723)	21,946
Other debt securities	7,500	(218)	7,282
	34,870	(978)	33,892
12 Months or More
U.S. government sponsored agencies and mortgage-backed pass through certificates	244,899	(7,241)	237,658
Other debt securities	10,000	(291)	9,709
	$254,899	$(7,532)	$247,367

Total
States and political subdivision	$4,701	$(37)	$4,664
U.S. government sponsored agencies and mortgage-backed pass through certificates	267,568	(7,964)	259,604
Other debt securities	17,500	(509)	16,991
	$289,769	$(8,510)	$281,259

Held-to-Maturity

(in thousands)	Amortized Cost	Gross Unrealized Losses	Fair Value
Less Than 12 Months
States and political subdivision	$1,545	$(191)	$1,354

12 Months or More
U.S. government sponsored agencies and mortgage-backed pass through certificates	45,311	(1,764)	43,547

Total
States and political subdivision	1,545	(191)	1,354
U.S. government sponsored agencies and mortgage-backed pass through certificates	45,311	(1,764)	43,547
	$46,856	$(1,955)	$44,901

5. Loans

Major classifications of loans, net of unearned income and deferred loan origination costs, are summarized as follows:

(in thousands) December 31	2006	2005
Commercial construction	$133,902	$115,721
Commercial secured by real estate	632,881	665,911
Commercial other	337,075	301,828
Real estate construction	50,588	51,232
Real estate mortgage	579,197	542,809
Consumer	422,291	414,920
Equipment lease financing	11,524	14,923
	$2,167,458	$2,107,344

Not included in the loan balances above were loans held for sale in the amount of $1.4 million and $0.1 million at December 31, 2006 and 2005, respectively.

The amount of loans on a non-accruing income status was $9.9 million, $12.2 million, and $13.8 million at December 31, 2006, December 31, 2005, and December 31, 2004, respectively. The total of loans on nonaccrual that were in homogeneous pools and not evaluated individually for impairment were $2.6 million, $4.1 million, and $5.0 million at December 31, 2006, December 31, 2005, and December 31, 2004, respectively. Additional interest which would have been recorded during 2006, 2005, and 2004 if such loans had been accruing interest was approximately $1.0 million, $1.3 million, and $0.9 million, respectively. Any loan greater than 90 days past due must be well secured and in the process of collection to continue accruing interest. The amount of loans 90 days or more past due and still accruing interest was $4.3 million, $8.3 million, and $5.3 million at December 31, 2006, 2005, and 2004, respectively.

  At December 31, 2006, 2005, and 2004, the recorded investment in impaired loans was $7.3 million, $8.1 million, and $8.8 million, respectively. Included in these amounts at December 31, 2006, 2005, and 2004, respectively, were $4.4 million, $5.1 million, and $6.8 million of impaired loans for which specific reserves for loan losses were carried in the amounts of $1.5 million, $2.3 million, and $3.1 million. The average investment in impaired loans for 2006, 2005, and 2004 was $7.4 million, $9.0 million, and $8.9 million, respectively, while interest income of $0.2 million, $0.1 million, and $0.1 million was recognized on cash payments of $0.9 million, $1.6 million, and $0.4 million.

6. Mortgage Banking Activities

Mortgage banking activities primarily include residential mortgage originations and servicing. The following table presents the components of mortgage banking noninterest income.

(in thousands) Year Ended December 31	2006	2005	2004
Net gain on sale of loans held for sale	$1,265	$1,480	$1,619
Net loan servicing income (expense)	302	559	385
Mortgage banking income	$1,567	$2,039	$2,004

At December 31, 2006, 2005, and 2004, loans serviced for the benefit of others (primarily FHLMC) totaled $362 million, $372 million, and $377 million, respectively. Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors, and processing foreclosures. Net loan servicing income (expense) reflected in the above table includes amortization of servicing rights noted below and loan servicing income of $0.9 million for each of the years ended December 31, 2006, 2005, and 2004.

Activity for capitalized mortgage servicing rights was as follows:

(in thousands)	2006	2005	2004
Balance, beginning of year	$3,660	$4,225	$6,054
Additions	321	381	480
Amortized to expense	(591)	(638)	(595)
Valuation adjustments	0	(308)	(1,714)
Balance, end of year	$3,390	$3,660	$4,225

Valuation allowance (included in above)	$0	$0	$(615)

The fair values of capitalized mortgage servicing rights were $3.4 million, $3.9 million, and $3.7 million at December 31, 2006, 2005, and 2004, respectively. Fair values for the years ended December 31, 2006, 2005, and 2004 were determined by third party valuations using discount rates of 10.61%, 9.14%, and 9.16%, respectively, prepayment speeds ranging from 135% to 389%, 130% to 327%, and 94% to 335%, respectively, depending on the stratifications of the specific rights, and weighted average default rates of 1.3%, 1.1%, and 1.3%, respectively.

Amortization expense for the next five years is estimated at approximately $0.6 million annually; however, actual amortization expense will be impacted by serviced loan payoffs that occur during each year.

7. Related Party Transactions

In the ordinary course of business, our banking subsidiary has made loans and had transactions with certain directors and executive officers of our Corporation or its subsidiaries, including their associates (as defined by the Securities and Exchange Commission). We believe such loans and transactions were made on substantially the same terms, including interest rate and collateral, as those prevailing at the same time for comparable transactions with other persons. The aggregate amount of related party loans at January 1, 2006 was $32.8 million. During 2006, activity with respect to these loans included new loans of $8.0 million, repayment of $16.0 million, and a net decrease of $0.4 million resulting from the change in status of executive officers and directors. As a result of these activities, the aggregate balance of related party loans was $24.4 million at December 31, 2006. The aggregate balances of related party deposits at December 31, 2006 and 2005 were $28.5 million and $11.4 million, respectively.

8. Allowance for Loan and Lease Losses

Activity in the allowance for loan and lease losses was as follows:

(in thousands)	2006	2005	2004
Balance, beginning of year	$29,506	$27,017	$24,653
Provision charged to operations	4,305	8,285	8,648
Recoveries	3,145	3,413	3,304
Charge-offs	(9,430)	(10,968)	(9,588)
Allowance of acquired bank	0	1,759	0
Balance, end of year	$27,526	$29,506	$27,017

9. Premises and Equipment

Premises and equipment are summarized as follows:

(in thousands) December 31	2006	2005
Land and buildings	$64,396	$63,401
Leasehold improvements	5,727	5,749
Furniture, fixtures, and equipment	38,934	37,010
Construction in progress	1,615	1,553
	110,672	107,713
Less accumulated depreciation and amortization	(55,007)	(49,747)
	$55,665	$57,966

Depreciation and amortization of premises and equipment for 2006, 2005, and 2004 was $5.2 million, $4.5 million, and $3.9 million, respectively.

10. Deposits

Major classifications of deposits are categorized as follows:

(in thousands) December 31	2006	2005
Noninterest bearing deposits	$429,994	$445,929
NOW accounts	18,107	19,542
Money market deposits	472,340	383,070
Savings	196,923	215,210
Certificates of deposit of $100,000 or more	438,080	411,749
Certificates of deposit less than $100,000 and other time deposits	785,723	771,051
	$2,341,167	$2,246,551

Interest expense on deposits is categorized as follows:

(in thousands)	2006	2005	2004
Savings, NOW, and money market accounts	$15,399	$8,787	$5,360
Certificates of deposit of $100,000 or more	17,663	12,635	8,080
Certificates of deposit less than $100,000 and other time deposits	30,794	21,590	15,020
	$63,856	$43,012	$28,460

Maturities of certificates of deposits and other time deposits are presented below:

	Maturities by Period at December 31, 2006
(in thousands)	Total	Within 1 Year	2 Years	3 Years	4 Years	5 Years	After 5 Years
Certificates of deposits of $100,000 or more	$438,080	$399,325	$20,169	$8,317	$7,372	$2,897	$0
Certificates of deposit less than $100,000 and other time deposits	785,723	707,230	46,175	15,278	10,696	5,852	492
	$1,223,803	$1,106,555	$66,344	$23,595	$18,068	$8,749	$492

11. Advances from Federal Home Loan Bank

Federal Home Loan Bank ("FHLB") advances consisted of the following monthly amortizing and term borrowings at December 31:

(in thousands)	2006	2005
Monthly amortizing	$1,245	$1,834
Term	80,000	121,000
	$81,245	$122,834

The advances from the FHLB that require monthly principal payments were due for repayment as follows:

	Principal Payments Due by Period at December 31, 2006
(in thousands)	Total	Within 1 Year	2 Years	3 Years	4 Years	5 Years	After 5 Years
Outstanding advances, weighted average interest rate - 4.51%	$1,245	$355	$172	$51	$613	$8	$46

	Principal Payments Due by Period at December 31, 2005
(in thousands)	Total	Within 1 Year	2 Years	3 Years	4 Years	5 Years	After 5 Years
Outstanding advances, weighted average interest rate - 5.06%	$1,834	$632	$312	$172	$51	$613	$54

The term advances that require the total payment to be made at maturity follow:

(in thousands) December 31	2006	2005
Advance #144, 2.88%, due 8/30/06	$0	$40,000
Advance #145, 3.31%, due 8/30/07	40,000	40,000
Advance #146, 3.70%, due 8/30/08	40,000	40,000
Advance #148, 1.76%, due 6/6/13	0	1,000
	$80,000	$121,000

Advances totaling $81.2 million at December 31, 2006 were collateralized by FHLB stock of $23.7 million and a blanket lien on all qualifying 1-4 family first mortgage loans. As of December 31, 2006, the Corporation had a $412 million FHLB borrowing capacity, leaving $331 million available for additional advances. The advances had fixed interest rates ranging from 1.00% to 6.90% with a weighted average rate of 3.52%. The term advance #148 was obtained in connection with the acquisition of Heritage Community Bank of Danville on June 10, 2005 and was prepaid without penalty on June 6, 2006. The advances are subject to restrictions or penalties in the event of prepayment.

12. Borrowings

Short-term debt is categorized as follows:

(in thousands) December 31	2006	2005
Subsidiaries:
Repurchase agreements	$161,630	$129,156
Federal funds purchased	15,940	17,485
	$177,570	$146,641

On April 28, 2006, we entered into a revolving note agreement for a line of credit in the amount of $12 million, all of which is currently available to meet any future cash needs. The agreement will mature on April 28, 2007. We expect to renew this agreement upon maturity.

All federal funds purchased and the majority of repurchase agreements mature and reprice daily. The average rates paid for federal funds purchased and repurchase agreements on December 31, 2006 were 5.10% and 4.87%, respectively.

The maximum balance for federal funds purchased and repurchase agreements at any month-end during 2006 occurred at May 31, 2006, with a month-end balance of $220.2 million.

Long-term debt is categorized as follows:

(in thousands) December 31	2006	2005
Parent:
Junior subordinated debentures, 9.00%, due 3/31/27	$35,568	$35,568
Junior subordinated debentures, 8.25%, due 3/31/32	25,773	25,773
	$61,341	$61,341

Although the junior subordinated debentures mature on March 31, 2027 and March 31, 2032, they are subject to early mandatory redemption in whole under certain limited circumstances and are callable at par in whole or in part anytime after March 31, 2007.

On January 24, 2007, we announced that our Board of Directors has authorized the redemption of all outstanding trust preferred securities at a redemption price equal to the principal amount of each security plus accrued and unpaid interest through the date of redemption. Approximately $59.5 million principal amount of trust preferred securities are currently outstanding, of which $34.5 million principal amount was issued in 1997 and $25 million principal amount was issued in 2002. The trust preferred securities are expected to be redeemed effective March 31, 2007, by the related trusts. We expect to incur a pre-tax charge from the unamortized debt issuance costs of approximately $1.9 million in the first quarter of 2007 as a result of the redemption of the debentures and trust preferred securities.

The redemption of the trust preferred securities is being made in connection with the concurrent redemption by the Corporation of all of our outstanding 9.0% Subordinated Debentures in the aggregate principal amount of approximately $36 million and 8.25% Subordinated Debentures in the aggregate principal amount of approximately $26 million. We expect to fund the redemption with the proceeds of a private placement of pooled trust preferred securities.

The new trust preferred securities are expected to have a fixed interest rate for five years and a floating rate of interest at a spread to be above the three-month LIBOR rate thereafter. The new trust preferred securities will have a 30-year term, but will be redeemable beginning five years from the date of issuance.

We estimate that the combined effect of the redemption of the debentures and trust preferred securities will reduce our interest expense by approximately $1.0 million in 2007 and $1.4 million annually through 2011. After giving effect to the redemption and issuance of new trust preferred securities, the Company’s capital ratios will remain unchanged. As of December 31, 2006, we are not aware of any current recommendations by banking regulatory authorities which, if they were to be implemented, would have, or are reasonably likely to have, a material adverse impact on the Corporation’s liquidity, capital resources, or operations.

13. Federal Income Taxes

The components of the provision for income taxes, exclusive of tax effect of unrealized securities gains, are as follows:

(in thousands)	2006	2005	2004
Current income taxes	$12,357	$14,661	$11,050
Deferred income taxes	4,193	745	1,886
	$16,550	$15,406	$12,936

A reconciliation of income tax expense at the statutory rate to our actual income tax expense is shown below:

(in thousands)	2006		2005		2004
Computed at the statutory rate	$19,465	35.00%	$17,436	35.00%	$15,360	35.00%
Increase (decrease) resulting from
Tax-exempt interest	(869)	(1.56)	(916)	(1.84)	(945)	(2.15)
Housing and new markets credit	(437)	(0.79)	(406)	(0.81)	(498)	(1.13)
Dividends received deduction	(1,313)	(2.36)	(361)	(0.72)	(168)	(0.38)
Bank owned life insurance	(362)	(0.65)	(203)	(0.41)	(204)	(0.46)
Other, net	66	0.12	(144)	(0.29)	(609)	(1.39)
Total	$16,550	29.76%	$15,406	30.93%	$12,936	29.48%

The components of the net deferred tax liability as of December 31 are as follows:

(in thousands)	2006	2005
Deferred tax assets
Allowance for loan and lease losses	$9,018	$9,711
Interest on nonperforming loans	699	865
Accrued expenses	582	334
Capitalized lease obligations	546	5
Dealer reserve valuation	622	567
Unrealized losses on available-for-sale securities	1,755	2,334
Other	487	152
Total deferred tax assets	13,709	13,968

Deferred tax liabilities
Depreciation and amortization	(9,989)	(8,735)
FHLB stock dividends	(4,430)	(3,964)
Loan fee income	(2,764)	0
Mortgage servicing rights	(1,186)	(1,281)
Other	(339)	(215)
Total deferred tax liabilities	(18,708)	(14,195)

Net deferred tax liability	$(4,999)	$(227)

14. Employee Benefits

On December 31, 2006 the Corporation had a KSOP plan covering substantially all employees. Half of the first 8% of wages contributed by an employee is matched and goes into the savings and retirement portion of the plan. Employees may contribute additional non-matched amounts up to maximum limits provided by IRS regulations, and the Corporation may at its discretion, contribute an additional percentage of covered employees’ gross wages.

The Corporation currently contributes 4% of covered employees’ gross wages to the employee stock ownership plan (ESOP) portion of the plan. The ESOP uses the contribution to acquire shares of the Corporation’s common stock. The KSOP plan owned 1,074,728 shares of Corporation stock at December 31, 2006. The ESOP plan owned 553,758 shares of Corporation stock at December 31, 2006 while the 401K held 520,970 shares. Substantially all shares owned by the KSOP were allocated to employees’ accounts at December 31, 2006. The market price of the shares at the date of allocation is essentially the same as the market price at the date of purchase.

On January 1, 2007 the Corporation amended its KSOP plan, creating a separate Employee Stock Ownership Plan (ESOP) and a separate 401K plan.

The total retirement plan expense, including KSOP expense, for 2006, 2005, and 2004 was $2.1 million, $2.0 million, and $1.8 million, respectively.

Stock-Based Compensation:

We currently maintain one active and two inactive incentive stock option plans covering key employees. The 2006 Stock Option Plan ("2006 Plan") was approved by the Board of Directors and the Shareholders in 2006. The following table provides detail of the number of shares to be issued upon exercise of outstanding stock-based awards and remaining shares available for future issuance under all of the Corporation’s equity compensation plans as of December 31, 2006:

(shares in thousands) Plan Category	Number of Shares to Issued Upon Exercise	Weighted Average Price	Shares Available for Future Issuance
Equity compensation plans approved by shareholders:
Stock options	0	-	1,646 (a)
Restricted stock	0 (c)	(b)	(a)
Performance units	(d)	(b)	(a)
Stock appreciation rights (“SARs”)	(e)	(b)	(a)
Total			1,646

(a)
Under the 2006 Stock Ownership Incentive Plan, 1.5 million shares (plus any shares reserved for issuance under the 1998 Stock Option Plan were authorized for issuance as nonqualified and incentive stock options, SARS, restricted stock, and performance units. As of December 31, 2006 all shares remained available for issuance.

(b)	Not applicable
(c)	No shares of restricted stock have been issued. The maximum number of shares of restricted stock that may be granted to a participant during any calendar year is 40,000 shares.
(d)	No performance units have been issued. The maximum payment that can be made pursuant to performance units granted to any one participant in any calendar year shall be $250,000.
(e)	No SARS have been issued. The maximum number of shares with respect to which SARs may be granted to a participant during any calendar year shall be 100,000 shares.

The 2006 Plan reserved 1,500,000 shares for issuance, all of which were available at December 31, 2006 for future grants. In addition, any shares reserved for issuance under the 1998 Stock Option Plan ("1998 Plan") in excess of the number of shares as to which options or other benefits are awarded there under, plus any shares as to which options or other benefits granted under the 1998 Plan may lapse, expire, terminate, or be canceled, shall also be reserved and available for issuance or reissuance under the 2006 Plan. The 1998 Plan was approved by the Board of Directors and the Shareholders in 1998. The 1998 Plan had 1,046,831 shares authorized, 145,577 of which were available at December 31, 2006 for future grants. The 1989 Stock Option Plan ("1989 Plan") was approved by the Board of Directors and the Shareholders in 1989. The 1989 Stock Option Plan ("1989 Plan") has no remaining options available for grant.

We use the following assumptions, which are evaluated and revised as necessary, in estimating the grant-date fair value of each option grant for the year end:

	2006	2005	2004
Expected option life (in years)	7.5	6.5	6.8
Expected volatility	0.364	0.960	0.756
Expected Dividend yield	3.21%	3.11%	3.02%
Risk-free interest rate	4.53%	3.92%	3.70%

For 2006 the expected option life was derived from the "safe-harbor" rules for estimating option life in SFAS No. 123R. For 2005 and 2004 the expected option life was derived from historical exercise patterns and expected life. The expected volatility is based on historical volatility of the stock using a historical look back that approximates the expected life of the option grant. The interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. Our stock based compensation expense for the year 2006 was $655 thousand.

The Corporation’s stock option activity for the 1998 Plan for the years ended December 31, 2006, 2005, and 2004 is summarized as follows:

December 31	2006		2005		2004
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of year	621,493	$20.77	614,061	$18.25	600,913	$16.75
Granted	116,900	32.44	107,996	30.88	75,900	27.77
Exercised	(96,030)	16.73	(61,810)	14.54	(52,292)	15.07
Forfeited/expired	(9,499)	27.65	(38,754)	18.99	(10,460)	17.07
Outstanding at end of year	632,864	$23.44	621,493	$20.77	614,061	$18.25

Exercisable at end of year	170,407	$17.36	115,440	$16.60	112,185	$15.81

The 1998 Stock Option Plan had options with the following remaining lives at December 31, 2006:

1998 Option Plan
Remaining Life	Outstanding Options	Weighted Average Price
Two years	45,603	$ 15.36
Three years	21,716	13.23
Four years	42,956	11.83
Five years	183,846	19.09
Six years	60,149	20.99
Seven years	71,501	27.81
Eight years	93,512	30.88
Nine years	113,581	32.44
Total outstanding	632,864
Weighted average price		$ 23.44

The weighted-average fair value of options granted from the 1998 plan during the years 2006, 2005, and 2004 was $1.2 million, $1.1 million and $0.6 million or $10.51, $9.72, and $7.75 per share, respectively. The total intrinsic value of options exercised during the years ended December 31, 2006, 2005, and 2004 were $2.5 million, $2.3 million and $0.9 million, respectively.

A summary of the status of our nonvested shares as of December 31, 2006 and changes during the year ended December 31, 2006 is presented below:

(shares in thousands) Nonvested Shares	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2006	506,053	$ 4.69
Granted	116,900	10.51
Vested	151,469	3.31
Forfeited	9,027	(7.02)
Nonvested at December 31, 2006	462,457	$ 6.57

As of December 31, 2006 there was $1.0 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the plan. That cost is expected to be recognized over a weighted-average period of 1.8 years. The total grant-date fair value of shares vested during the years ended December 31, 2006, 2005, and 2004, was $0.5 million, $0.2 million and $0.2 million, respectively.

The 1989 Plan has no remaining options available for grant. The maximum term is ten years. Options granted as management retention options vest after five years; all other options vest ratably over four years.

The Corporation’s stock option activity for the 1989 Plan for the years ended December 31, 2006, 2005, and 2004 is summarized as follows:

December 31	2006		2005		2004
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of year	36,619	$14.65	93,645	$13.29	107,852	$13.35
Exercised	(31,787)	13.94	(57,026)	12.42	(13,212)	13.28
Forfeited/expired	0	0.00	0	0.00	(995)	19.47
Outstanding at end of year	4,832	$19.33	36,619	$14.65	93,645	$13.29

Exercisable at end of year	4,832	$19.33	36,619	$14.65	93,645	$13.29

The 1989 Stock Option Plan had options with the following remaining lives at December 31, 2006:

1989 Option Plan
Remaining Life	Outstanding Options	Weighted Average Price
One year or less	4,832	$ 19.33
Total outstanding	4,832
Weighted average price		$ 19.33

No options were granted in 2006, 2005, or 2004 from the 1989 Plan.

15. Operating Leases

Certain premises and equipment are leased under operating leases. Additionally, certain premises are leased or subleased to third parties. Minimum non-cancellable rental payments and rental receipts are as follows:

(in thousands)	Payments	Receipts
2007	$1,475	$622
2008	1,089	408
2009	855	229
2010	747	210
2011	729	175
Thereafter	4,984	124
	$9,879	$1,768

Rental expense net of rental income under operating leases was $0.8 million in 2006, $0.7 million in 2005, and $0.5 million in 2004.

16. Fair Market Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and Cash Equivalents - The carrying amount approximates fair value.

Securities - Fair values are based on quoted market prices or dealer quotes.

Loans (net of the allowance for loan and lease losses) - The fair value of fixed rate loans and variable rate mortgage loans is estimated by discounting the future cash flows using current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. For other variable rate loans, the carrying amount approximates fair value.

Loans Held for Sale - The fair value is predetermined based on sale price.

Federal Reserve Bank Stock - The carrying value of Federal Reserve Bank stock approximates fair value based on the redemption provisions of the Federal Reserve Bank.

Federal Home Loan Bank Stock - The carrying value of Federal Home Loan Bank stock approximates fair value based on the redemption provisions of the Federal Home Loan Bank.

Accrued Interest Receivable - The carrying amount approximates fair value.

Capitalized Mortgage Servicing Rights - The fair value is obtained by use of an independent third party.

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

Accrued Interest Payable - The carrying amount approximates fair value.

Other Financial Instruments - The estimated fair value for other financial instruments and off-balance sheet loan commitments approximates cost at December 31, 2006 and 2005. Off-balance sheet loan commitments at December 31, 2006 and 2005 were $478.9 million and $435.9 million, respectively.

Commitments to Extend Credit - The fair value of commitments to extend credit is based upon the difference between the interest rate at which we are committed to make the loans and the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities, adjusted for the estimated volume of loan commitments actually expected to close. The fair value of such commitments is not material.

(in thousands) December 31	2006		2005
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets
Cash and cash equivalents	$157,538	$157,538	$122,211	$122,211
Securities	494,386	492,893	470,697	468,781
Loans (net of ALLL)	2,139,932	2,104,378	2,077,838	2,069,703
Loans held for sale	1,431	1,451	135	137
Federal Reserve Bank stock	4,290	4,290	4,275	4,275
Federal Home Loan Bank stock	23,737	23,737	22,407	22,407
Accrued interest receivable	17,321	17,321	14,316	14,316
Capitalized mortgage servicing rights	3,390	3,416	3,660	3,935
	$2,842,025	$2,805,024	$2,715,539	$2,705,765

Financial liabilities
Deposits	$2,341,167	$2,341,474	$2,246,551	$2,236,357
Short-term borrowings	177,570	177,853	146,641	146,308
Advances from Federal Home Loan Bank	81,245	78,281	122,834	117,260
Long-term debt	61,341	60,415	61,341	61,412
Accrued interest payable	7,241	7,241	5,327	5,327
	$2,668,564	$2,665,264	$2,582,694	$2,566,664

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

At December 31, the Bank had the following off-balance sheet financial instruments, whose approximate contract amounts represent additional credit risk to the Corporation:

(in thousands)	2006	2005
Standby letters of credit	$54,823	$54,948
Commitments to extend credit	424,034	380,904

Standby letters of credit represent conditional commitments to guarantee the performance of a third party. The credit risk involved is essentially the same as the risk involved in making loans. At December 31, 2006, we maintained a credit loss reserve of approximately $22 thousand relating to these financial standby letters of credit. The reserve coverage calculation was determined using essentially the same methodology used for the allowance for loan and lease losses. Approximately 90% of the total standby letters of credit are secured, with $41.7 million of the total $54.8 million secured by cash. Collateral for the remaining secured standby letters of credit varies but is comprised primarily of accounts receivable, inventory, property, equipment, and income-producing properties.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The Bank evaluates each customer’s credit-worthiness on a case-by-case basis. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. A portion of the commitments is to extend credit at fixed rates. Fixed rate loan commitments at December 31, 2006 of $19.1 million had interest rates and terms ranging predominantly from 6.00% to 7.99% and 6 months to 1 year, respectively. These credit commitments were based on prevailing rates, terms, and conditions applicable to other loans being made at December 31, 2006.

18. Concentrations of Credit Risk

The Corporation’s banking subsidiary grants commercial, residential, and consumer loans to customers primarily located in eastern, northeastern, central, and south central Kentucky and southern West Virginia. The Bank is continuing to manage all components of its portfolio mix in a manner to reduce risk from changes in economic conditions. Concentrations of credit, as defined for regulatory purposes, are reviewed quarterly by management to ensure that internally established limits based on Tier 1 Capital plus the allowance for loan and lease losses are not exceeded. At December 31, 2006 and 2005, our concentrations of hotel/motel industry credits were 43% and 44% of Tier 1 Capital plus the allowance for loan and lease losses, respectively. Coal mining and related support industries credits at December 31, 2006 and 2005 based on established limits were 33% and 39% of Tier 1 Capital plus the allowance for loan and lease losses, respectively. Lessors of residential buildings and dwellings credits at December 31, 2006 and 2005 were 28% and 31% of Tier 1 Capital plus the allowance for loan and lease losses, respectively. Single family construction credits at December 31, 2006 and 2005 were 25% and 30% of Tier 1 Capital plus the allowance for loan and lease losses, respectively. These percentages are within our internally established limits regarding concentrations of credit.

19. Commitments and Contingencies

Our Corporation and subsidiaries, and from time to time, our officers, are named defendants in legal actions arising from ordinary business activities. Management, after consultation with legal counsel, believes any pending actions are without merit or that the ultimate liability, if any, will not materially affect our consolidated financial position or results of operations.

20. Regulatory Matters

Our principal source of funds is dividends received from our subsidiary bank. Regulations limit the amount of dividends that may be paid by our banking subsidiary without prior approval. During 2007, approximately $48.8 million plus any 2007 net profits can be paid by our banking subsidiary without prior regulatory approval.

The Federal Reserve Bank adopted quantitative measures which assign risk weightings to assets and off-balance sheet items and also define and set minimum regulatory capital requirements (risk based capital ratios). All banks are required to have a minimum Tier 1 (core capital) leverage ratio of 4% of adjusted quarterly average assets, Tier 1 capital of at least 4% of risk-weighted assets, and total capital of at least 8% of risk-weighted assets. Tier 1 capital consists principally of shareholders’ equity including capital-qualifying subordinated debt but excluding unrealized gains and losses on securities available-for-sale, less goodwill and certain other intangibles. Total capital consists of Tier 1 capital plus certain debt instruments and the reserve for credit losses, subject to limitation. Failure to meet certain capital requirements can initiate certain actions by regulators that, if undertaken, could have a direct material effect on our consolidated financial statements. The regulations also define well-capitalized levels of Tier 1 leverage, Tier 1, and total capital as 5%, 6%, and 10%, respectively. We had Tier 1 leverage, Tier 1, and total capital ratios above the well-capitalized levels at December 31, 2006 and 2005. We believe, as of December 31, 2006, the Corporation meets all capital adequacy requirements for which it is subject to be defined as well-capitalized under the regulatory framework for prompt corrective action.

Under the current Federal Reserve Board’s regulatory framework, certain capital securities offered by wholly owned unconsolidated trust preferred entities of the Corporation are included as Tier 1 regulatory capital. On March 1, 2005, the Federal Reserve Board adopted a final rule that allows the continued limited inclusion of trust preferred securities in the Tier 1 capital of bank holding companies ("BHCs"). Under the final rule, trust preferred securities and other restricted core capital elements are subject to stricter quantitative limits. The Board's final rule limits restricted core capital elements to 25 percent of all core capital elements, net of goodwill less any associated deferred tax liability. Internationally active BHCs, defined as those with consolidated assets greater than $250 billion or on-balance sheet foreign exposure greater than $10 billion, are subject to a 15 percent limit, but they may include qualifying mandatory convertible preferred securities up to the generally applicable 25 percent limit. Amounts of restricted core capital elements in excess of these limits generally may be included in Tier 2 capital. The final rule provides a five-year transition period, ending March 31, 2009, for application of the quantitative limits. The requirement for trust preferred securities to include a call option has been eliminated, and standards for the junior subordinated debt underlying trust preferred securities eligible for Tier 1 capital treatment have been clarified. The final rule addresses supervisory concerns, competitive equity considerations, and the accounting for trust preferred securities. The final rule also strengthens the definition of regulatory capital by incorporating longstanding Board policies regarding the acceptable terms of capital instruments included in banking organizations' Tier 1 or Tier 2 capital. The final rule did not have a material impact on our regulatory ratios.

Consolidated Capital Ratios

	Actual		For Capital Adequacy Purposes		To Be Well-Capitalized Under Prompt Corrective Action Provision
(in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2006:
Tier 1 capital
(to average assets)	$276,898	9.58%	$115,615	4.00%	$144,519	5.00%
Tier 1 capital
(to risk weighted assets)	276,898	12.21%	90,712	4.00%	136,068	6.00%
Total capital
(to risk weighted assets)	304,594	13.43%	181,441	8.00%	226,801	10.00%

As of December 31, 2005:
Tier 1 capital
(to average assets)	$250,375	8.94%	$112,025	4.00%	$140,031	5.00%
Tier 1 capital
(to risk weighted assets)	250,375	11.52%	86,936	4.00%	130,404	6.00%
Total capital
(to risk weighted assets)	277,520	12.76%	173,994	8.00%	217,492	10.00%

Community Trust Bank, Inc.'s Capital Ratios

	Actual		For Capital Adequacy Purposes		To Be Well-Capitalized Under Prompt Corrective Action Provision
(in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2006:
Tier 1 capital
(to average assets)	$267,974	9.30%	$115,258	4.00%	$144,072	5.00%
Tier 1 capital
(to risk weighted assets)	267,974	11.83%	90,608	4.00%	135,912	6.00%
Total capital
(to risk weighted assets)	295,670	13.05%	181,254	8.00%	226,567	10.00%

As of December 31, 2005:
Tier 1 capital
(to average assets)	$240,154	8.60%	$111,700	4.00%	$139,624	5.00%
Tier 1 capital
(to risk weighted assets)	240,154	11.07%	86,777	4.00%	130,165	6.00%
Total capital
(to risk weighted assets)	267,299	12.32%	173,571	8.00%	216,963	10.00%

21. Parent Company Financial Statements

Condensed Balance Sheets

(in thousands) December 31	2006	2005
Assets:
Cash on deposit	$4,959	$4,876
Investment in and advances to subsidiaries	333,709	303,173
Excess of cost over net assets acquired (net of accumulated amortization)	4,973	4,973
Other assets	1,968	6,213
Total assets	$345,609	$319,235

Liabilities and shareholders’ equity:
Subordinated debt	$61,341	$61,341
Other liabilities	1,893	3,949
Total liabilities	63,234	65,290

Shareholders’ equity	282,375	253,945

Total liabilities and shareholders’ equity	$345,609	$319,235

Condensed Statements of Income

(in thousands) Year Ended December 31	2006	2005	2004
Income:
Dividends from subsidiary banks	$14,410	$17,160	$17,810
Securities gains/losses	0	0	51
Other income	42	232	237
Total income	14,452	17,392	18,098

Expenses:
Interest expense	5,414	5,414	5,414
Other expenses	848	1,006	1,096
Total expenses	6,262	6,420	6,510

Income before income taxes and equity in undistributed income of subsidiaries	8,190	10,972	11,588
Applicable income taxes	(2,123)	(2,167)	(2,609)
Income before equity in undistributed income of subsidiaries	10,313	13,139	14,197
Equity in undistributed income of subsidiaries	28,751	21,273	16,753

Net income	$39,064	$34,412	$30,950

Condensed Statements of Cash Flows

(in thousands) Year Ended December 31	2006	2005	2004
Cash flows from operating activities:
Net income	$39,064	$34,412	$30,950
Adjustments to reconcile net income to net cash provided by operating activities:
Gains on sales of assets	0	0	(51)
Equity in undistributed earnings of subsidiaries	(28,751)	(21,273)	(16,753)
Change in other assets and liabilities, net	(166)	(1,893)	(841)
Net cash provided by operating activities	10,147	11,246	13,305

Cash flows from investing activities:
Repayment of investments in and advances to subsidiaries	(711)	0	0
Proceeds from sale of investment securities	0	0	250
Other	2,356	0	0
Net cash provided by investing activities	1,645	0	250

Cash flows from financing activities:
Dividends paid	(15,852)	(14,619)	(12,854)
Issuance of common stock	3,182	3,364	1,831
Purchase of common stock	0	0	(1,400)
Other	961	0	46
Net cash used in financing activities	(11,709)	(11,255)	(12,377)

Net increase (decrease) in cash and cash equivalents	83	(9)	1,178
Cash and cash equivalents at beginning of year	4,876	4,885	3,707
Cash and cash equivalents at end of year	$4,959	$4,876	$4,885

22. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

Year Ended December 31	2006	2005	2004
Numerator:
Net income (in thousands)	$39,064	$34,412	$30,950

Denominator:
Basic earnings per share:
Weighted average shares	15,086,478	14,907,706	14,811,493
Diluted earnings per share:
Effect of dilutive securities - stock options	213,420	231,710	270,985
Adjusted weighted average shares	15,299,898	15,139,416	15,082,478

Earnings per share:
Basic earnings per share	$2.59	$2.31	$2.09
Diluted earnings per share	2.55	2.27	2.05

At December 31, 2006 and 2005, all outstanding stock options were used in the computation of diluted earnings per share. At December 31, 2004, 33,000 stock options at a price of $28.64 were outstanding and were not used in the computation of diluted earnings per share because their exercise price was greater than the average market value of the common stock.

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

(in thousands)	2006	2005	2004
Reclassification adjustment, pretax:
Change in unrealized net gains (losses) arising during year	$1,654	$(8,276)	$(5,203)
Reclassification adjustment for net gains included in net income	0	(3)	(639)
Change in unrealized gains on securities available-for-sale	1,654	(8,279)	(5,842)
Related tax effects:
Change in unrealized net gains (losses) arising during year	579	(2,897)	(1,821)
Reclassification adjustment for net gains included in net income	0	(1)	(224)
Change in net deferred tax liability	579	(2,898)	(2,045)
Reclassification adjustment, net of tax:
Change in unrealized net gains (losses) arising during year	1,075	(5,379)	(3,382)
Reclassification adjustment for net gains included in net income	0	(2)	(415)
Change in other comprehensive income	$1,075	$(5,381)	$(3,797)

24. FDIC One-Time Assessment Credit

Effective November 17, 2006, the FDIC implemented a one-time credit of $4.7 billion to eligible institutions. The purpose of the credit is to recognize contributions made by certain institutions to capitalize the Bank Insurance Fund and Savings Association Insurance Fund, which have now been merged into the Deposit Insurance Fund. The Bank is an eligible institution and has received notice from the FDIC that its share of the credit is approximately $2.2 million. This amount is not reflected in the accompanying financial statements as it represents contingent future credits against future insurance assessment payments. As such, the timing and ultimate recoverability of the one-time credit may change.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Community Trust Bancorp, Inc.
Pikeville, Kentucky

We have audited the accompanying consolidated balance sheet of Community Trust Bancorp, Inc. (Company) as of December 31, 2006, and the related consolidated statement of income, changes in shareholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2006, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 9, 2007, expressed unqualified opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting.

/s/ BKD, LLP
BKD, LLP
Louisville, Kentucky
March 9, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Community Trust Bancorp, Inc.
Pikeville, Kentucky

We have audited management’s assessment, included in the accompanying Management Report on Internal Control, that Community Trust Bancorp, Inc. (Company) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company, (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company and our report dated March 9, 2007, expressed an unqualified opinion thereon.

/s/ BKD, LLP
BKD, LLP
Louisville, Kentucky
March 9, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Community Trust Bancorp, Inc.
Pikeville, Kentucky

We have audited the accompanying consolidated statement of financial condition of Community Trust Bancorp, Inc. and its subsidiaries (the “Corporation”) as of December 31, 2005, and the related consolidated statements of income, stockholders' equity, and cash flows for the years ended December 31, 2005 and 2004. These consolidated financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Community Trust Bancorp, Inc. and its subsidiaries as of December 31, 2005, and the results of their operations and their cash flows for the years ended December 31, 2005 and 2004, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP
Deloitte & Touche LLP
Louisville, Kentucky
March 9, 2006

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

The Audit Committee of Community Trust Bancorp, Inc. announced on May 15, 2006 that it engaged BKD, LLP to serve as the Corporation's new independent registered certified public accountants. Deloitte & Touche LLP (“Deloitte”) resigned as the Corporation's independent registered public accounting firm. The Audit Committee accepted Deloitte’s resignation.

The reports of Deloitte on our consolidated financial statements for the fiscal years ended December 31, 2005 and 2004 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principle.

Item 9A. Controls and Procedures

The Corporation's management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. As of December 31, 2006, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and the Executive Vice President/Treasurer, of the effectiveness of the design and operation of the Corporation's disclosure controls and procedures. Based on that evaluation, management concluded that disclosure controls and procedures as of December 31, 2006 were effective in ensuring material information required to be disclosed in this annual report on Form 10-K was recorded, processed, summarized, and reported on a timely basis. Additionally, there were no changes in the Corporation's internal control over financial reporting that occurred during the year ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Corporation's internal control over financial reporting.

Management's responsibilities related to establishing and maintaining effective disclosure controls and procedures include maintaining effective internal controls over financial reporting that are designed to produce reliable financial statements in accordance with accounting principles generally accepted in the United States. There have been no significant changes in the Corporation's internal controls or in other factors that could significantly affect internal controls subsequent to December 31, 2006.

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

Management has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2006 based on the control criteria established in a report entitled Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, we have concluded that the Corporation’s internal control over financial reporting is effective as of December 31, 2006.

The registered independent public accounting firm of BKD, LLP, as auditor of the Corporation’s consolidated financial statements, has issued an attestation report on management’s assessment of the Corporation’s internal control over financial reporting.

Date: March 9, 2007	By:	/s/ Jean R. Hale

Chairman, President and Chief Executive Officer

By:	/s/ Kevin J. Stumbo

Executive Vice President and Treasurer (Principal Financial Officer)

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

Equity Compensation Plan Information

The following table provides information as of December 31, 2006, with respect to compensation plans under which common shares of the Corporation are authorized for issuance to officers or employees in exchange for consideration in the form of services provided to the Corporation and/or its subsidiaries. We currently maintain one active and two inactive incentive stock option plans covering key employees. The 2006 Stock Option Plan ("2006 Plan") was approved by the Board of Directors and the Shareholders in 2006. The 2006 Plan had 1,500,000 shares authorized all of which were available at December 31, 2006 for future grants. In addition, any shares reserved for issuance under the 1998 Stock Option Plan ("1998 Plan") in excess of the number of shares as to which options or other benefits are awarded thereunder, plus any shares as to which options or other benefits granted under the 1998 Plan may lapse, expire, terminate or be canceled, shall also be reserved and available for issuance or reissuance under the 2006 Plan. The 1998 Plan was approved by the Board of Directors and the Shareholders in 1998. The 1998 Plan had 1,046,831 shares authorized, 145,577 of which were available at December 31, 2006 for future grants. The 1989 Stock Option Plan ("1989 Plan") was approved by the Board of Directors and the Shareholders in 1989. The 1989 Stock Option Plan ("1989 Plan") has no remaining options available for grant.

	A	B	C
Plan Category	Number of Common Shares to be Issued Upon Exercise of Outstanding Options	Weighted Average Exercise Price of Issuance Outstanding Options	Number of Securities Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in Column A)

Equity compensation plans approved by shareholders	637,696	$23.41	1,645,577

Equity compensation plans not approved by shareholders	0	--	0

Total	637,696	$23.41	1,645,577

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) The following documents are filed as a part of this report:

Financial Statements and Financial Statement Schedules

Exhibit No.	Description of Exhibits

3.1	Articles of Incorporation and all amendments thereto (incorporated by reference to registration statement no. 33-35138)

3.2	By-laws of the Corporation, as amended July 25, 1995 (incorporated by reference to registration statement no. 33-61891)

10.1	Community Trust Bancorp, Inc. Employee Stock Ownership Plan (Effective January 1, 2007)

10.2
Community Trust Bancorp, Inc. Savings and Employee Stock Ownership Plan (Amendment Number One effective January 1, 2002, Amendment Number Two effective January 1, 2004, Amendment Number Three effective March 28, 2005, and Amendment Number Four effective January 1, 2006)

10.3
Second restated Pikeville National Corporation 1989 Stock Option Plan (commonly known as Community Trust Bancorp, Inc. 1989 Stock Option Plan) (incorporated by reference to registration statement no. 33-36165)

10.4	Community Trust Bancorp, Inc. 1998 Stock Option Plan (incorporated by reference to registration statement no. 333-74217)

10.5	Community Trust Bancorp, Inc. 2006 Stock Option Plan (incorporated by reference to registration statement no. 333-74217)

10.6
Form of Severance Agreement between Community Trust Bancorp, Inc. and executive officers (currently in effect with respect to eleven executive officers) (incorporated herein by reference to Form 10-K for the fiscal year ended December 31, 2001 under SEC file no. 000-111-29)

10.7	Senior Management Incentive Compensation Plan (2007)

21	List of subsidiaries

23.1	Consent of BKD, LLP, Independent Registered Public Accounting Firm

23.2	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm

31.1	Certification of Principal Executive Officer (Jean R. Hale, Chairman, President and CEO)

31.2	Certification of Principal Financial Officer (Kevin J. Stumbo, Executive Vice President and Treasurer)

32.1	Certification of Jean R. Hale, Chairman, President and CEO, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Kevin J. Stumbo, Executive Vice President and Treasurer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the arbanes-Oxley Act of 2002

(b) Exhibits

The response to this portion of Item 15 is submitted as a separate section of this report.

(c) Financial Statement Schedules

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf the undersigned, thereunto duly authorized.

COMMUNITY TRUST BANCORP, INC.

Date: March 14, 2007	By:	/s/ Jean R. Hale

Chairman, President and Chief Executive Officer

By:	/s/ Kevin J. Stumbo

Executive Vice President and Treasurer (Principal Financial Officer)

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

March 14, 2007	/s/ Jean R. Hale	Chairman, President, and Chief Executive Officer
Jean R. Hale

March 14, 2007	/s/ Kevin J. Stumbo	Executive Vice President and Treasurer (Principal Financial Officer)
Kevin J. Stumbo

March 14, 2007	/s/ Charles J. Baird	Director
Charles J. Baird

March 14, 2007	/s/ Nick A. Cooley	Director
Nick A. Cooley

March 14, 2007	/s/ James E. McGhee, II	Director
James E. McGhee II

March 14, 2007	/s/ M. Lynn Parrish	Director
M. Lynn Parrish

March 14, 2007	/s/ James R. Ramsey	Director
James R. Ramsey

March 14, 2007	/s/ Paul E. Patton	Director
Paul E. Patton

COMMUNITY TRUST BANCORP, INC. AND SUBSIDIARIES
INDEX TO EXHIBITS

Exhibit No.	Description of Exhibits

3.1	Articles of Incorporation and all amendments thereto (incorporated herein by reference)

3.2	By-laws of the Corporation, as amended July 25, 1995 (incorporated herein by reference)

10.1	Community Trust Bancorp, Inc. Employee Stock Ownership Plan (Effective January 1, 2007)

10.2
Community Trust Bancorp, Inc. Savings and Employee Stock Ownership Plan (Amendment Number One effective January 1, 2002, Amendment Number Two effective January 1, 2004, Amendment Number Three effective March 28, 2005, and Amendment Number Four effective January 1, 2006)

10.3	Second restated Pikeville National Corporation 1989 Stock Option Plan (commonly known as Community Trust Bancorp, Inc. 1989 Stock Option Plan) (incorporated herein by reference)

10.4	Community Trust Bancorp, Inc. 1998 Stock Option Plan (incorporated herein by reference)

10.5	Community Trust Bancorp, Inc. 2006 Stock Option Plan (incorporated herein by reference)

10.6	Form of Severance Agreement between Community Trust Bancorp, Inc. and executive officers (currently in effect with respect to eleven executive officers) (incorporated herein by reference)

10.7	Senior Management Incentive Compensation Plan (2007)

21	List of subsidiaries

23.1	Consent of BKD, LLP, Independent Registered Public Accounting Firm

23.2	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm

31.1	Certification of Principal Executive Officer (Jean R. Hale, Chairman, President and CEO)

31.2	Certification of Principal Financial Officer (Kevin J. Stumbo, Executive Vice President and Treasurer)

32.1	Certification of Jean R. Hale, Chairman, President and CEO, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Kevin J. Stumbo, Executive Vice President and Treasurer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002