Form 10-Q
period 2007-03-31
COMMUNITY TRUST BANCORP INC /KY/
filed 2007-05-10
CIK 350852

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007

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

Common stock - 15,216,524 shares outstanding at April 30, 2007

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

The accompanying information has not been audited by independent registered public accountants; however, in the opinion of management such information reflects all adjustments necessary for a fair presentation of the results for the interim period. All such adjustments are of a normal and recurring nature.

The accompanying condensed consolidated financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all of the disclosures normally required by accounting principles generally accepted in the United States of America or those normally made in the Registrant's annual report on Form 10-K. Accordingly, the reader of the Form 10-Q should refer to the Registrant's Form 10-K for the year ended December 31, 2006 for further information in this regard.

Community Trust Bancorp, Inc.
Condensed Consolidated Balance Sheets

(dollars in thousands)	(unaudited) March 31 2007	December 31 2006
Assets:
Cash and due from banks	$79,865	$95,438
Federal funds sold	192,545	62,100
Cash and cash equivalents	272,410	157,538

Securities available-for-sale at fair value
(amortized cost of $444,667 and $430,867, respectively)	440,587	425,851
Securities held-to-maturity at amortized cost
(fair value of $37,371 and $39,015, respectively)	38,655	40,508
Federal Reserve Bank and Federal Home Loan Bank stock	28,032	28,027
Loans held for sale	893	1,431

Loans	2,171,484	2,167,458
Allowance for loan losses	(27,077)	(27,526)
Net loans	2,144,407	2,139,932

Premises and equipment, net	55,148	55,665
Goodwill	65,059	65,059
Core deposit intangible (net of accumulated amortization of $5,112 and
$4,953, respectively)	2,393	2,551
Bank owned life insurance	21,136	20,937
Other assets	30,066	32,262
Total assets	$3,098,786	$2,969,761

Liabilities and shareholders’ equity:
Deposits
Noninterest bearing	$435,023	$429,994
Interest bearing	1,958,009	1,911,173
Total deposits	2,393,032	2,341,167

Repurchase agreements	168,441	161,630
Federal funds purchased and other short-term borrowings	17,640	15,940
Advances from Federal Home Loan Bank	81,133	81,245
Long-term debt	120,841	61,341
Other liabilities	29,901	26,063
Total liabilities	2,810,988	2,687,386

Shareholders’ equity:
Preferred stock, 300,000 shares authorized and unissued
Common stock, $5 par value, shares authorized 25,000,000;
shares outstanding 2007 - 15,203,172; 2006 - 15,158,176	76,016	75,791
Capital surplus	152,259	150,965
Retained earnings	62,175	58,879
Accumulated other comprehensive loss, net of tax	(2,652)	(3,260)
Total shareholders’ equity	287,798	282,375

Total liabilities and shareholders’ equity	$3,098,786	$2,969,761

See notes to condensed consolidated financial statements.

Community Trust Bancorp, Inc.
Condensed Consolidated Statements of Income and Other Comprehensive Income
(unaudited)

	Three Months Ended
	March 31
(in thousands except per share data)	2007	2006
Interest income:
Interest and fees on loans, including loans held for sale	$42,187	$38,083
Interest and dividends on securities
Taxable	4,645	4,440
Tax exempt	501	520
Interest and dividends on other equity investments	438	381
Other, including interest on federal funds sold	1,408	964
Total interest income	49,179	44,388

Interest expense:
Interest on deposits	19,051	13,830
Interest on repurchase agreements and other short-term borrowings	2,158	1,846
Interest on advances from Federal Home Loan Bank	704	1,001
Interest on long-term debt	1,376	1,354
Total interest expense	23,289	18,031

Net interest income	25,890	26,357
Provision for loan losses	470	0
Net interest income after provision for loan losses	25,420	26,357

Noninterest income:
Service charges on deposit accounts	4,804	4,552
Gains on sales of loans, net	296	304
Trust income	1,199	881
Loan related fees	1,021	624
Bank owned life insurance	232	274
Other	946	1,108
Total noninterest income	8,498	7,743

Noninterest expense:
Salaries and employee benefits	11,114	10,965
Occupancy, net	1,760	1,772
Equipment	1,229	1,214
Data processing	1,150	921
Bank franchise tax	866	815
Legal and professional fees	753	627
Other	5,624	3,763
Total noninterest expense	22,496	20,077

Income before income taxes	11,422	14,023
Income taxes	3,400	4,255
Net income	8,022	9,768

Other comprehensive income, net of tax:
Unrealized holding losses on securities available-for-sale	608	(451)
Comprehensive income	$8,630	$9,317

Basic earnings per share	$0.53	$0.65
Diluted earnings per share	$0.52	$0.64

Weighted average shares outstanding-basic	15,191	15,011
Weighted average shares outstanding-diluted	15,437	15,252

Dividends per share	$0.27	$0.26

See notes to condensed consolidated financial statements.

Community Trust Bancorp, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Three months ended
	March 31
(in thousands)	2007	2006
Cash flows from operating activities:
Net income	$8,022	$9,768
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,475	1,446
Stock based compensation	230	0
Provision for loan and other real estate losses	519	24
Gains on sale of mortgage loans held for sale	(296)	(304)
Gains (losses) on sale of assets, net	79	(30)
Proceeds from sale of mortgage loans held for sale	15,425	14,991
Funding of loans held for sale	(14,591)	(15,919)
Amortization of securities premiums, net	166	299
Bank owned life insurance	(199)	(246)
Changes in:
Other liabilities	3,058	2,710
Other assets	1,203	2,581
Net cash provided by operating activities	15,091	15,320

Cash flows from investing activities:
Securities available-for-sale:
Proceeds from sales	40,000	10,000
Proceeds from prepayments and maturities	10,857	16,248
Purchase of securities	(64,800)	(114,605)
Securities held-to-maturity:
Proceeds from prepayments and maturities	1,829	1,715
Additions in other equity investments	(5)	(1,350)
Change in loans, net	(5,237)	4,377
Purchase of premises, equipment, and other real estate	(800)	(1,016)
Proceeds from sale of premises and equipment	0	2
Proceeds from sale of other real estate and other repossessed assets	1,174	848
Additions in other real estate owned	0	(33)
Net cash used in investing activities	(16,982)	(83,814)

Cash flows from financing activities:
Change in deposits, net	51,865	63,240
Change in repurchase agreements and other short-term borrowings, net	8,511	46,917
Payments on advances from Federal Home Loan Bank	(112)	(145)
Additional borrowings	59,500	0
Issuance of common stock	1,092	440
Dividends paid	(4,093)	(3,899)
Net cash provided by financing activities	116,763	106,553
Net increase in cash and cash equivalents	114,872	38,059
Cash and cash equivalents at beginning of year	157,538	122,211
Cash and cash equivalents at end of period	$272,410	$160,270

See notes to condensed consolidated financial statements.

Community Trust Bancorp, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1 - Summary of Significant Accounting Policies

In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments (which consist of normal recurring accruals) necessary, to present fairly the condensed consolidated financial position as of March 31, 2007, the results of operations for the three months ended March 31, 2007 and 2006, and the cash flows for the three months ended March 31, 2007 and 2006. In accordance with accounting principles generally accepted in the United States of America for interim financial information, these statements do not include certain information and footnote disclosures required by accounting principles generally accepted in the United States of America for complete annual financial statements. The condensed consolidated balance sheet as of December 31, 2006 has been derived from the audited consolidated financial statements of Community Trust Bancorp, Inc. ("CTBI") for that period. The results of operations for the three months ended March 31, 2007 and 2006, and the cash flows for the three months ended March 31, 2007 and 2006, are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2006, included in CTBI's Annual Report on Form 10-K.

Principles of Consolidation - The unaudited condensed consolidated financial statements include the accounts of CTBI and its separate and distinct, wholly owned subsidiaries Community Trust Bank, Inc. (the “Bank”) and Community Trust and Investment Company. All significant intercompany transactions have been eliminated in consolidation.

Reclassifications - Certain reclassifications considered to be immaterial have been made in the prior year consolidated financial statements to conform to current year classifications.

New Accounting Standards -

➢  Accounting for Uncertainty in Income Taxes - In July 2006, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 48 ("FIN 48"), Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in accordance with FASB Statement No. 109, Accounting for Income Taxes. This statement also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The evaluation of a tax position in accordance with this statement is a two-step process. The first step is a recognition process to determine whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The second step is a measurement process whereby a tax position that meets the more likely than not recognition threshold is calculated to determine the amount of benefit to recognize in the financial statements. FIN 48 is effective for fiscal years beginning after December 15, 2006. CTBI adopted the provisions of FIN 48 on January 1, 2007. The cumulative effect of applying the provisions of this statement was recognized as a $0.6 million adjustment to the beginning balance of retained earnings. An additional $28 thousand increase to the FIN 48 liability was charged to current income tax expense during the quarter ended March 31, 2007. The FIN 48 liability is carried in other liabilities in the condensed consolidated balance sheet as of March 31, 2007. Approximately $0.2 million in FIN 48 liability is relative to state nexus issues. It is anticipated that these issues can be resolved through the filing of amended state tax returns, and management expects that these amended returns will be filed within the next twelve months. CTBI is subject to taxation in the United States and various state and local jurisdictions. For federal tax purposes, CTBI’s tax years for 2003 through 2006 are subject to examination by the tax authorities. For state and local tax purposes, CTBI’s tax years for 2002 through 2006 are subject to examination by the tax authorities. CTBI currently recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense.

➢  Fair Value Measurements - In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements ("SFAS 157"), which provides guidance on how to measure assets and liabilities that use fair value. SFAS 157 will apply whenever another generally accepted accounting principle standard requires (or permits) assets or liabilities to be measured at fair value but does not expand the use of fair value to any new circumstances. This statement also will require additional disclosures in both annual and quarterly reports. SFAS 157 will be effective for financial statements issued for fiscal years beginning after November 15, 2007, and will be adopted by CTBI beginning in the first quarter of 2008. CTBI is currently evaluating the potential impact this statement may have on its financial position and results of operations, but does not believe the impact of the adoption will be material.

➢  Fair Value Option for Financial Assets and Financial Liabilities - In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities ("SFAS 159"), which permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities using different measurement techniques. SFAS 159 requires additional disclosures related to the fair value measurements included in the entity's financial statements. This statement is effective for financial statements issued for fiscal years beginning after Nov. 15, 2007. Accordingly, CTBI will adopt SFAS 159 in the first quarter of 2008. CTBI is currently evaluating the potential impact this statement may have on its financial position and results of operations, but does not believe the impact of the adoption will be material.

Note 2 - Stock-Based Compensation

For the three months ended March 31, 2007, CTBI’s compensation expense related to stock option grants was $230 thousand and as of March 31, 2007, there was a total of $2.5 million of unrecognized compensation expense related to unvested stock option awards that will be recognized as expense as the awards vest over a weighted average period of 1.7 years.

There were 109,304 options granted during the three months ended March 31, 2007. The fair value of options granted during the three months ended March 31, 2007 and 2006, was established at the date of grant using a Black-Scholes option pricing model with the weighted average assumptions as follows:

	Three Months Ended
	March 31
	2007	2006
Expected dividend yield	2.77%	3.21%
Risk-free interest rate	4.81%	4.53%
Expected volatility	33.50%	36.39%
Expected term (in years)	7.5	7.5
Weighted average fair value of options	$12.74	$10.51

Note 3 - Securities

Securities are classified into held-to-maturity and available-for-sale categories. Held-to-maturity securities are those that CTBI has the positive intent and ability to hold to maturity and are reported at amortized cost. Available-for-sale securities are those that CTBI may decide to sell if needed for liquidity, asset-liability management or other reasons. Available-for-sale securities are reported at fair value, with unrealized gains or losses included as a separate component of equity, net of tax.

The amortized cost and fair value of securities at March 31, 2007 are summarized as follows:

Available-for-Sale

(in thousands)	Amortized Cost	Fair Value
U.S. Treasury and government agencies	$20,295	$20,527
State and political subdivisions	43,640	44,207
U.S. government sponsored agencies and mortgage-backed pass through certificates	235,281	230,771
Collateralized mortgage obligations	1	1
Total debt securities	299,217	295,506
Marketable equity securities	145,450	145,081
Total available-for-sale securities	$444,667	$440,587

Held-to-Maturity

(in thousands)	Amortized Cost	Fair Value
State and political subdivisions	$2,755	$2,588
U.S. government sponsored agencies and mortgage-backed pass through certificates	35,900	34,783
Total held-to-maturity securities	$38,655	$37,371

The amortized cost and fair value of securities as of December 31, 2006 are summarized as follows:

Available-for-Sale

(in thousands)	Amortized Cost	Fair Value
U.S. Treasury and government agencies	$20,291	$20,491
State and political subdivisions	44,887	45,562
U.S. government sponsored agencies and mortgage-backed pass through certificates	245,038	239,590
Collateralized mortgage obligations	1	1
Other debt securities	20,000	19,557
Total debt securities	330,217	325,201
Marketable equity securities	100,650	100,650
Total available-for-sale securities	$430,867	$425,851

Held-to-Maturity

(in thousands)	Amortized Cost	Fair Value
State and political subdivisions	$3,068	$2,832
U.S. government sponsored agencies and mortgage-backed pass through certificates	37,440	36,183
Total held-to-maturity securities	$40,508	$39,015

Note 4 - Loans

Major classifications of loans are summarized as follows:

(in thousands)	March 31 2007	December 31 2006
Commercial construction	$148,530	$133,902
Commercial secured by real estate	633,062	632,881
Commercial other	328,513	337,075
Real estate construction	49,293	50,588
Real estate mortgage	577,186	579,197
Consumer	424,801	422,291
Equipment lease financing	10,099	11,524
Total loans	$2,171,484	$2,167,458

Activity in the allowance for loan and lease losses was as follows:

	Three Months Ended
	March 31
(in thousands)	2007	2006
Allowance balance at January 1	$27,526	$29,506
Additions to allowance charged against operations	470	0
Recoveries credited to allowance	731	979
Losses charged against allowance	(1,650)	(2,361)
Allowance balance at March 31	$27,077	$28,124

Note 5 - Borrowings

Short-term debt consists of the following:

(in thousands)	March 31 2007	December 31 2006
Subsidiaries:
Repurchase agreements	$168,441	$161,630
Federal funds purchased	17,640	15,940
Total short-term debt	$186,081	$177,570

On April 28, 2007, CTBI's line of credit in the amount of $12 million expired. Management is currently in the process of renewing this revolving note agreement.

All federal funds purchased and the majority of repurchase agreements mature and reprice daily. The average rates paid for federal funds purchased and repurchase agreements on March 31, 2007 were 5.13% and 4.94%, respectively.

Federal Home Loan Bank advances consisted of the following monthly amortizing and term borrowings:

(in thousands)	March 31 2007	December 31 2006
Monthly amortizing	$1,133	$1,245
Term	80,000	80,000
	$81,133	$81,245

The advances from the Federal Home Loan Bank that require monthly principal payments were due for repayment as follows:

	Principal Payments Due by Period at March 31, 2007
(in thousands)	Total	Within 1 Year	2 Years	3 Years	4 Years	5 Years	After 5 Years
Outstanding advances, weighted average interest rate - 4.37%	$1,133	$291	$138	$644	$8	$8	$44

The term advances that require the total payment to be made at maturity follow:

(in thousands)	March 31 2007	December 31 2006
Advance #145, 3.31%, due 8/30/07	$40,000	$40,000
Advance #146, 3.70%, due 8/30/08	40,000	40,000
	$80,000	$80,000

The advances are collateralized by Federal Home Loan Bank stock of $23.7 million and certain first mortgage loans totaling $101.4 million as of March 31, 2007. Advances totaling $81.1 million at March 31, 2007 had fixed interest rates ranging from 1.00% to 6.20% with a weighted average rate of 3.52%. The advances are subject to restrictions or penalties in the event of prepayment.

Long-term debt consists of the following:

(in thousands)	March 31 2007	December 31 2006
Junior subordinated debentures, 9.00%, due 3/31/27	$34,500	$35,568
Junior subordinated debentures, 8.25%, due 3/31/32	25,000	25,773
Junior subordinated debentures, 6.52%, due 6/1/37	61,341	0
Total long-term debt	$120,841	$61,341

On March 31, 2007, CTBI issued $59.5 million in aggregate liquidation amount of capital securities in a private placement to institutional investors through a Delaware statutory trust subsidiary. The capital securities, which mature in 30 years but are redeemable at par at CTBI's option after five years, require quarterly payments to the holders of the capital securities at a rate of 6.52% until June 1, 2012, and thereafter at a floating rate based on the three-month LIBOR plus 1.59%. The proceeds of the capital securities were used to fund the redemption on April 2, 2007 of all CTBI's outstanding 9.0% and 8.25% trust preferred securities in the total amount of $59.5 million.

6. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended
	March 31
(in thousands)	2007	2006
Numerator:
Net income	$8,022	$9,768

Denominator:
Basic earnings per share:
Weighted average shares	15,191	15,011
Diluted earnings per share:
Effect of dilutive stock options	246	241
Adjusted weighted average shares	15,437	15,252

Earnings per share:
Basic earnings per share	$0.53	$0.65
Diluted earnings per share	$0.52	$0.64

7. Fair Market Value of Financial Instruments

The following schedule shows the estimated fair value of each class of financial instruments for which it is practicable to estimate that value:

	March 31 2007		December 31 2006
(in thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$272,410	$272,410	$157,538	$157,538
Securities	479,242	477,958	494,386	492,893
Loans (net of ALLL)	2,144,407	2,109,547	2,139,932	2,104,378
Loans held for sale	893	903	1,431	1,451
Federal Reserve Bank stock	4,295	4,295	4,290	4,290
Federal Home Loan Bank stock	23,737	23,737	23,737	23,737
Accrued interest receivable	17,202	17,202	17,321	17,321
Capitalized mortgage servicing rights	3,475	3,475	3,390	3,416
	$2,945,661	$2,909,527	$2,842,025	$2,805,024

Financial liabilities:
Deposits	$2,393,032	$2,379,919	$2,341,167	$2,341,474
Short-term borrowings	186,081	186,467	177,570	177,853
Advances from Federal Home Loan Bank	81,133	78,845	81,245	78,281
Long-term debt	120,841	120,841	61,341	60,415
Accrued interest payable	11,421	11,421	7,241	7,241
	$2,792,508	$2,777,493	$2,668,564	$2,665,264

The changes in the estimated fair values from December 31, 2006 to March 31, 2007 are due to interest rate changes and not impairment of any financial instruments.

Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Overview

Community Trust Bancorp, Inc. (“CTBI”) is a bank holding company headquartered in Pikeville, Kentucky. At March 31, 2007, CTBI owned one commercial bank and one trust company. Through its subsidiaries, CTBI has seventy-nine banking locations in eastern, northeast, central, and south central Kentucky and southern West Virginia, one loan production office in Kentucky, and five trust offices across Kentucky. CTBI had total assets of $3.1 billion and total shareholders’ equity of $287.8 million as of March 31, 2007. CTBI’s common stock is listed on NASDAQ under the symbol CTBI. Current market participants are Howe Barnes Hoefer & Arnett, Inc.; Goldman, Sachs & Co.; UBS Securities, LLC; Knight Equity Markets, L.P.; Sandler O'Neill & Partners; Morgan Stanley & Co., Inc.; Lehman Brothers, Inc.; Citadel Derivatives Group, LLC; Keefe, Bruyette & Woods, Inc.; Susquehanna Capital Group; J.J.B. Hilliard, W.L. Lyons; Citigroup Global Markets, Inc.; and FTN Midwest Securities Corp.

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

Our accounting policies are more fully described in the consolidated financial statements and footnotes thereto for the year ended December 31, 2006, included in CTBI's Annual Report on Form 10-K. We have identified the following critical accounting policies:

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

We utilize an internal risk grading system for commercial credits. Those larger commercial credits that exhibit probable or observed credit weaknesses are subject to individual review. The borrower’s cash flow, adequacy of collateral coverage, and other options available to CTBI, including legal remedies, are evaluated. The review of individual loans includes those loans that are impaired as provided in Statement of Financial Accounting Standards ("SFAS") No. 114, Accounting by Creditors for Impairment of a Loan. We evaluate the collectibility of both principal and interest when assessing the need for loss provision. Historical loss rates are applied to other commercial loans not subject to specific allocations. The loss rates are determined from a migration analysis which computes the net charge off experience on loans according to their internal risk grade.

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

Diluted EPS adjusts the number of weighted average shares of common stock outstanding by the dilutive effect of stock options as prescribed in SFAS No. 123R.

Segments - Management analyzes the operation of CTBI assuming one operating segment, community banking services. CTBI, through its operating subsidiaries, offers a wide range of consumer and commercial community banking services. These services include: (i) residential and commercial real estate loans; (ii) checking accounts; (iii) regular and term savings accounts and savings certificates; (iv) full service securities brokerage services; (v) consumer loans; (vi) debit cards; (vii) annuity and life insurance products; (viii) Individual Retirement Accounts and Keogh plans; (ix) commercial loans; (x) trust services; and (xi) commercial demand deposit accounts.

Bank Owned Life Insurance - CTBI's bank owned life insurance policies are carried at their cash surrender value. We recognize tax-free income from the periodic increases in cash surrender value of these policies and from death benefits.

Dividends

The following schedule shows the quarterly cash dividends paid for the past six quarters:

Pay Date	Record Date	Amount Per Share
April 1, 2007	March 15, 2007	$0.27
January 1, 2007	December 15, 2006	$0.27
October 1, 2006	September 15, 2006	$0.26
July 1, 2006	June 15, 2006	$0.26
April 1, 2006	March 15, 2006	$0.26
January 1, 2006	December 15, 2005	$0.26

Statement of Income Review

CTBI reported earnings for the quarter ended March 31, 2007 of $8.0 million or $0.53 per basic share compared to $9.5 million or $0.63 per share earned during the quarter ended December 31, 2006 and $9.8 million or $0.65 per share earned during the first quarter of 2006.

First Quarter Highlights

❖
CTBI had previously announced that it would elect the early adoption of Statement of Financial Accounting Standards ("SFAS") No. 159. Upon review of emerging guidance, CTBI has determined that it is inappropriate for us to early adopt SFAS No. 159. Accordingly, CTBI will not early adopt the standard.

❖
As previously announced, CTBI has refunded its trust preferred securities and has incurred a pre-tax charge from unamortized debt issuance costs of approximately $1.9 million in the first quarter of 2007.

❖
CTBI's basic earnings per share for the first quarter 2007 decreased 15.9% from prior quarter and 18.5% from prior year first quarter. In addition to the impact to earnings discussed above, CTBI has also experienced continuing pressure on its net interest margin as time deposits have continued repricing in the current stable rate environment. Period over period earnings comparisons also reflect normal changes in our loan loss provision as reserve adequacy is reviewed on a quarterly basis.

❖
As anticipated by management, CTBI's net interest margin decreased 11 basis points from prior quarter and 20 basis points from prior year first quarter as CTBI continues operating within the inverted yield curve environment.

❖	CTBI’s average earning assets for the quarter ended March 31, 2007 increased 1.7% over the quarter ended December 31, 2006 and 3.2% from the quarter ended March 31, 2006.

❖	CTBI's investment portfolio increased an annualized 10.6% from prior quarter but decreased 9.1% from March 31, 2006.

❖	CTBI's loan portfolio grew at an annualized rate of 0.8% during the quarter and 3.3% from March 31, 2006.

❖
Nonperforming loans as a percentage of total loans at March 31, 2007 were 0.83% of total loans, an increase of $3.7 over prior quarter and a $2.0 million increase from same period prior year. The increase in nonperforming loans is primarily in smaller commercial loans with collateral. These loans are reviewed for impairment and specific reserves are established when appropriate.

❖	CTBI's efficiency ratio for the quarter was 64.68% compared to 57.43% and 58.21% for prior quarter and prior year first quarter, respectively.

CTBI had basic weighted average shares outstanding of 15.2 million and 15.0 million, respectively, for the three months ended March 31, 2007 and 2006. The following table sets forth on an annualized basis the return on average assets and return on average shareholders’ equity for the three months ended March 31, 2007 and 2006:

	Three Months Ended
	March 31
	2007	2006
Return on average shareholders' equity	11.33%	15.27%
Return on average assets	1.09%	1.36%

Net Interest Income

As interest rates have stabilized, our net interest margin has continued to compress as expected. Our net interest margin for the first quarter 2007 was 3.84% compared to 3.95% for the fourth quarter 2006 and 4.04% for the first quarter 2006.

Net interest income decreased 3.2% from prior quarter and 1.8% from prior year. Average earning assets increased to $2.8 billion from $2.7 billion for the quarters ended December 31, 2006 and March 31, 2006, respectively. Average earning assets as a percentage of total assets of 92.7% have remained relatively stable compared to prior quarter and prior year first quarter of 92.4% and 92.3% respectively.

The following table summarizes the annualized net interest spread and net interest margin for the three months ended March 31, 2007 and 2006.

	Three Months Ended
	March 31
	2007	2006
Yield on interest earning assets	7.25%	6.76%
Cost of interest bearing funds	4.18%	3.34%
Net interest spread	3.07%	3.42%

Net interest margin	3.84%	4.04%

Provision for Loan Losses

The analysis of the changes in the allowance for loan losses and selected ratios is set forth below:

	Three Months Ended
	March 31
(in thousands)	2007	2006
Allowance balance at January 1	$27,526	$29,506
Additions to allowance charged against operations	470	0
Recoveries credited to allowance	731	979
Losses charged against allowance	(1,650)	(2,361)
Allowance balance at March 31	$27,077	$28,124

Allowance for loan losses to period-end loans	1.25%	1.34%
Average loans, net of unearned income	$2,165,510	$2,096,842
Provision for loan losses to average loans, annualized	0.09%	0.00%
Loan charge-offs net of recoveries, to average loans, annualized	0.17%	0.27%

Net loan charge-offs for the quarter of $0.9 million, or 0.17% of average loans annualized, was a decrease of 45.3% from prior quarter and 33.5% from prior year first quarter. Reflective of the improvement in net charge-offs, our reserve for losses on loans as a percentage of total loans outstanding at March 31, 2007 decreased to 1.25% from the 1.27% at December 31, 2006 and the 1.34% at March 31, 2006.

Noninterest Income

Noninterest income for the quarter was a decrease of 0.9% from the quarter ended December 31, 2006, but an increase of 9.8% from prior year first quarter. The increases in loan related fees and trust revenue from prior quarter were offset by decreases in deposit service charges and nonrecurring revenue items.

Noninterest Expense

Noninterest expense increased 9.7% over prior quarter and 12.0% over prior year first quarter as a result of the charge from unamortized debt issuance costs with the redemption of trust preferred securities.

Balance Sheet Review

CTBI’s total assets grew $129 million or 4.3% from prior quarter and prior year first quarter. The growth in assets included $59.5 million in temporary funds related to a timing difference with the refinance of our trust preferred capital securities. Loans outstanding at March 31, 2007 were $2.2 billion reflecting a $4.0 million, annualized 0.8%, increase during the quarter. Deposits, including repurchase agreements, increased $58.7 million, an annualized 9.5%, during the quarter. The growth in deposits after funding of loans resulted in an increase in our investment portfolio of $12.9 million during the quarter, and federal funds sold increased $130.4 million, including the $59.5 million discussed above.

Shareholders’ equity of $287.8 million on March 31, 2007 was an annualized increase of 7.8% from the $282.4 million on December 31, 2006 and a 10.8% increase from the $259.8 million on March 31, 2006.

Loans

During the first quarter of 2007, loan growth occurred in commercial and consumer loans; however, residential real estate loans declined from prior year-end. At March 31, 2007, the commercial loan portfolio increased $4.8 million from prior year-end, and the consumer portfolio increased $2.5 million. Residential real estate loans decreased $3.3 million from December 31, 2006.

The following tables summarize CTBI’s nonperforming loans as of March 31, 2007 and December 31, 2006.

(in thousands)	Nonaccrual Loans	As a % of Loan Balances by Category	Restructured Loans	As a % of Loan Balances by Category	Accruing Loans Past Due 90 Days or More	As a % of Loan Balances by Category	Total Loan Balances
March 31, 2007
Commercial construction	$1,149	0.77%	$0	0.00%	$275	0.19%	$148,530
Commercial secured by real estate	4,859	0.77	8	0.00	997	0.16	633,062
Commercial other	4,373	1.33	47	0.01	1,125	0.34	328,513
Consumer real estate construction	699	1.42	0	0.00	61	0.12	49,293
Consumer real estate secured	2,524	0.44	0	0.00	1,538	0.27	577,186
Consumer other	1	0.00	0	0.00	274	0.06	424,801
Equipment lease financing	0	0.00	0	0.00	0	0.00	10,099
Total	$13,605	0.63%	$55	0.00%	$4,270	0.20%	$2,171,484

(in thousands)	Nonaccrual Loans	As a % of Loan Balances by Category	Restructured Loans	As a % of Loan Balances by Category	Accruing Loans Past Due 90 Days or More	As a % of Loan Balances by Category	Total Loan Balances
December 31, 2006
Commercial construction	$430	0.32%	$0	0.00%	$283	0.21%	$133,902
Commercial secured by real estate	3,631	0.57	0	0.00	938	0.15	632,881
Commercial other	3,227	0.96	0	0.00	873	0.26	337,075
Consumer real estate construction	361	0.71	66	0.13	405	0.80	50,588
Consumer real estate secured	2,212	0.38	0	0.00	1,507	0.26	579,197
Consumer other	2	0.00	0	0.00	288	0.07	422,291
Equipment lease financing	0	0.00	0	0.00	0	0.00	11,524
Total	$9,863	0.46%	$66	0.00%	$4,294	0.20%	$2,167,458

Nonperforming loans at March 31, 2007 were $17.9 million compared to $14.2 million at December 31, 2006 and $16.0 million at March 31, 2006. The increase in nonperforming loans was primarily smaller commercial loans with collateral that are individually reviewed with specific reserves established when appropriate.

Foreclosed properties at March 31, 2007 of $3.5 million are a $1.0 million decrease from the $4.5 million on December 31, 2006 and a $1.5 million decrease from the $5.0 million on March 31, 2006.

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

Securities

CTBI uses its securities held-to-maturity for production of income and to manage cash flow needs through expected maturities. CTBI uses its securities available-for-sale for income and balance sheet liquidity management. Securities available-for-sale reported at fair value increased from $425.9 million as of December 31, 2006 to $440.6 million at March 31, 2007; the excess of cost over market decreased from $5.0 million to $4.1 million. Securities held-to-maturity decreased from $40.5 million to $38.7 million during the same period. Total securities as a percentage of total assets were 15.7% as of December 31, 2006 and 15.5% as of March 31, 2007.

Liquidity and Capital Resources

CTBI’s liquidity objectives are to ensure that funds are available for the subsidiary bank to meet deposit withdrawals and credit demands without unduly penalizing profitability. Additionally, CTBI's objectives ensure that funding is available for CTBI to meet ongoing cash needs while maximizing profitability. CTBI continues to identify ways to provide for liquidity on both a current and long-term basis. The subsidiary bank relies mainly on core deposits, certificates of deposits of $100,000 or more, repayment of principal and interest on loans and securities and federal funds sold and purchased to create long-term liquidity. The subsidiary bank also has available the sale of securities under repurchase agreements, securities available-for-sale, and Federal Home Loan Bank ("FHLB") borrowings as secondary sources of liquidity.

Due to the nature of the markets served by the subsidiary bank, management believes that the majority of its certificates of deposit of $100,000 or more and its repurchase agreements are no more volatile than its core deposits. During periods of interest rate volatility, these deposit balances have remained stable as a percentage of total deposits. In addition, an arrangement has been made with a correspondent bank for the purchase of federal funds on an unsecured basis, up to $20 million, if necessary, to meet CTBI’s liquidity needs.

CTBI owns securities with an estimated fair value of $440.6 million that are designated as available-for-sale and available to meet liquidity needs on a continuing basis. CTBI also has available Federal Home Loan Bank advances for both liquidity and management of its asset/liability position. FHLB advances decreased slightly from $81.2 million at December 31, 2006 to $81.1 million at March 31, 2007. FHLB borrowing capacity at March 31, 2007 was $368.3 million. Long-term debt increased to $120.8 million from December 31, 2006 to March 31, 2007 related to a timing difference with the refinance of our trust preferred capital securities. At March 31, 2007, federal funds sold was $192.5 million compared to $62.1 million at December 31, 2006; $59.5 million of this increase was also related to the timing difference with the refinance of our trust preferred securities. Additionally, management projects cash flows from CTBI's investment portfolio to generate additional liquidity over the next 90 days.

CTBI generally relies upon net inflows of cash from financing activities, supplemented by net inflows of cash from operating activities, to provide cash for its investing activities. As is typical of many financial institutions, significant financing activities include deposit gathering, use of short-term borrowing facilities such as federal funds purchased and securities sold under repurchase agreements, and issuance of long-term debt. CTBI’s primary investing activities include purchases of securities and loan originations.

The investment portfolio continues to consist of high-quality short-term issues. The majority of the investment portfolio is in U.S. government and government sponsored agency issuances. The average life of the portfolio is 2.58 years. Available-for-sale ("AFS") securities comprise 92% of the total investment portfolio. At the end of the first quarter, the AFS portfolio was 153% of equity capital.  At March 31, 2007, eighty-three percent of the pledge eligible portfolio was pledged.

CTBI's stock repurchase program began in December 1998 with the authorization to acquire up to 500,000 shares and was increased by an additional 1,000,000 shares in July 2000 and in May 2005. During the first three months of 2007, CTBI acquired no shares of CTBI's stock. As of March 31, 2007, a total of 1.9 million shares have been repurchased through this program, leaving 0.6 million shares available for repurchase.

In conjunction with maintaining a satisfactory level of liquidity, management monitors the degree of interest rate risk assumed on the consolidated balance sheet. CTBI monitors its interest rate risk by use of the static gap model and dynamic gap model at the one-year interval. CTBI uses the Sendero system to monitor its interest rate risk. The static gap model monitors the difference in interest rate sensitive assets and interest rate sensitive liabilities as a percentage of total assets that mature within the specified time frame. The dynamic gap model goes further in that it assumes that interest rate sensitive assets and liabilities will be reinvested. CTBI desires an interest sensitivity gap of not more than fifteen percent of total assets at the one-year interval.

CTBI’s principal source of funds used to pay dividends to shareholders and service long-term debt is the dividends it receives from the subsidiary bank. Various federal statutory provisions, in addition to regulatory policies and directives, limit the amount of dividends that subsidiary banks can pay without prior regulatory approval. These restrictions have had no major impact on CTBI’s dividend policy or its ability to service long-term debt, nor is it anticipated that they would have any major impact in the foreseeable future. During the remainder of 2007, approximately $54.0 million plus any remaining 2007 net profits can be paid by CTBI’s banking subsidiary without prior regulatory approval.

The primary source of capital for CTBI is retained earnings. CTBI paid cash dividends of $0.27 per share during the first three months of 2007. Basic earnings per share for the same period was $0.53. CTBI retained 49.1% of earnings for the first three months of 2007.

Under guidelines issued by banking regulators, CTBI and its subsidiary bank are required to maintain a minimum Tier 1 risk-based capital ratio of 4% and a minimum total risk-based ratio of 8%. In order to be considered “well-capitalized” CTBI must maintain ratios of 6% and 10%, respectively. Risk-based capital ratios weight the relative risk factors of all assets and consider the risk associated with off-balance sheet items. CTBI must also maintain a minimum Tier 1 leverage ratio of 4%. The well-capitalized ratio for Tier 1 leverage is 5%. CTBI’s Tier 1 leverage, Tier 1 risk-based, and total risk-based ratios were 9.62%, 12.11%, and 13.28%, respectively, as of March 31, 2007, all exceeding the threshold for meeting the definition of well-capitalized.

As of March 31, 2007, management is not aware of any current recommendations by banking regulatory authorities which, if they were to be implemented, would have, or would be reasonably likely to have, a material adverse impact on CTBI’s liquidity, capital resources, or operations.

Impact of Inflation and Changing Prices

The majority of CTBI’s assets and liabilities are monetary in nature. Therefore, CTBI differs greatly from most commercial and industrial companies that have significant investment in nonmonetary assets, such as fixed assets and inventories. However, inflation does have an important impact on the growth of assets in the banking industry and on the resulting need to increase equity capital at higher than normal rates in order to maintain an appropriate equity to assets ratio. Inflation also affects other expenses, which tend to rise during periods of general inflation.

Management believes one of the most significant impacts on financial and operating results is CTBI’s ability to react to changes in interest rates. Management seeks to maintain an essentially balanced position between interest rate sensitive assets and liabilities in order to protect against the effects of wide interest rate fluctuations.

FORWARD-LOOKING STATEMENTS

Certain of the statements contained herein that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. CTBI’s actual results may differ materially from those included in the forward-looking statements. Forward-looking statements are typically identified by words or phrases such as "believe," "expect," "anticipate," "intend," "estimate," "may increase," "may fluctuate," and similar expressions or future or conditional verbs such as "will," "should," "would," and "could." These forward-looking statements involve risks and uncertainties including, but not limited to, economic conditions, portfolio growth, the credit performance of the portfolios, including bankruptcies, and seasonal factors; changes in general economic conditions including the performance of financial markets, prevailing inflation and interest rates, realized gains from sales of investments, gains from asset sales, and losses on commercial lending activities; results of various investment activities; the effects of competitors’ pricing policies, changes in laws and regulations, competition, and demographic changes on target market populations’ savings and financial planning needs; industry changes in information technology systems on which we are highly dependent; failure of acquisitions to produce revenue enhancements or cost savings at levels or within the time frames originally anticipated or unforeseen integration difficulties; the adoption by CTBI of a Federal Financial Institutions Examination Council (FFIEC) policy that provides guidance on the reporting of delinquent consumer loans and the timing of associated credit charge-offs for financial institution subsidiaries; and the resolution of legal proceedings and related matters. In addition, the banking industry in general is subject to various monetary and fiscal policies and regulations, which include those determined by the Federal Reserve Board, the Federal Deposit Insurance Corporation, and state regulators, whose policies and regulations could affect CTBI’s results. These statements are representative only on the date hereof, and CTBI undertakes no obligation to update any forward-looking statements made.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest rate risk management focuses on maintaining consistent growth in net interest income within Board-approved policy limits. CTBI uses an earnings simulation model to analyze net interest income sensitivity to movements in interest rates. Given a 200 basis point increase to the yield curve used in the simulation model, it is estimated net interest income for CTBI would increase by 5.43 percent over one year and by 4.12 percent over two years. A 200 basis point decrease in the yield curve would decrease net interest income by an estimated 5.32 percent over one year and by 2.85 percent over two years. For further discussion of CTBI's market risk, see the Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Market Risk included in the Annual Report on Form 10-K for the year ended December 31, 2006.

Item 4. Controls and Procedures

CTBI's management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. As of March 31, 2007, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and the Executive Vice President/Treasurer, of the effectiveness of the design and operation of CTBI's disclosure controls and procedures. Based on that evaluation, management concluded that disclosure controls and procedures as of March 31, 2007 were effective in ensuring material information required to be disclosed in this quarterly report on Form 10-Q was recorded, processed, summarized, and reported on a timely basis. Additionally, there were no changes in CTBI's internal control over financial reporting that occurred during the quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, CTBI's internal control over financial reporting.

Management's responsibilities related to establishing and maintaining effective disclosure controls and procedures include maintaining effective internal controls over financial reporting that are designed to produce reliable financial statements in accordance with accounting principles generally accepted in the United States. There have been no significant changes in CTBI's internal controls or in other factors that could significantly affect internal controls subsequent to March 31, 2007.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	None

Item 1A.	Risk Factors	None

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	None

Item 3.	Defaults Upon Senior Securities	None

Item 4.	Submission of Matters to a Vote of Security Holders	None

Item 5.	Other Information:

CTBI's Principal Executive Officer and Principal Financial Officer have furnished to the SEC the certifications with respect to this Form 10-Q that are required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002

Item 6.	a. Exhibits:
	(1) Trust Indenture	Exhibit 10.1
	(2) Guarantee Agreement	Exhibit 10.2
	(3) Amended and Restated Declaration of Trust	Exhibit 10.3
	(4) Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Exhibit 31.1 Exhibit 31.2
	(5) Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Exhibit 32.1 Exhibit 32.2

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, CTBI has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMUNITY TRUST BANCORP, INC.

Date: May 10, 2007	By:	/s/ Jean R. Hale
Jean R. Hale
Chairman, President and CEO

By:	/s/ Kevin J. Stumbo
Kevin J. Stumbo
Executive Vice President and Treasurer (Principal Financial Officer)