Form 10-Q
period 2007-06-30
COMMUNITY TRUST BANCORP INC /KY/
filed 2007-08-09
CIK 350852

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007

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

Common stock – 15,225,616 shares outstanding at July 31, 2007

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

Community Trust Bancorp, Inc.
Condensed Consolidated Balance Sheets

(dollars in thousands)	(unaudited) June 30 2007	December 31 2006
Assets:
Cash and due from banks	$80,135	$95,438
Federal funds sold	65,300	62,100
Cash and cash equivalents	145,435	157,538

Securities available-for-sale at fair value
(amortized cost of $431,361 and $430,867, respectively)	425,058	425,851
Securities held-to-maturity at amortized cost
(fair value of $35,314 and $39,015, respectively)	36,689	40,508
Loans held for sale	3,899	1,431

Loans	2,215,057	2,167,458
Allowance for loan losses	(27,688)	(27,526)
Net loans	2,187,369	2,139,932

Premises and equipment, net	54,369	55,665
Federal Reserve Bank and Federal Home Loan Bank stock	28,038	28,027
Goodwill	65,059	65,059
Core deposit intangible (net of accumulated amortization of $5,270 and
$4,953, respectively)	2,234	2,551
Bank owned life insurance	22,734	20,937
Other assets	29,946	32,262
Total assets	$3,000,830	$2,969,761

Liabilities and shareholders’ equity:
Deposits
Noninterest bearing	$436,702	$429,994
Interest bearing	1,928,236	1,911,173
Total deposits	2,364,938	2,341,167

Repurchase agreements	154,531	161,630
Federal funds purchased and other short-term borrowings	15,478	15,940
Advances from Federal Home Loan Bank	81,052	81,245
Long-term debt	61,341	61,341
Other liabilities	31,833	26,063
Total liabilities	2,709,173	2,687,386

Shareholders’ equity:
Preferred stock, 300,000 shares authorized and unissued
Common stock, $5 par value, shares authorized 25,000,000;
shares outstanding 2007 – 15,217,330; 2006 – 15,158,176	76,087	75,791
Capital surplus	152,743	150,965
Retained earnings	66,924	58,879
Accumulated other comprehensive loss, net of tax	(4,097)	(3,260)
Total shareholders’ equity	291,657	282,375

Total liabilities and shareholders’ equity	$3,000,830	$2,969,761

        See notes to condensed consolidated financial statements.

Community Trust Bancorp, Inc.
Condensed Consolidated Statements of Income and Other Comprehensive Income
(unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30
(in thousands except per share data)	2007	2006	2007	2006

Interest income:
Interest and fees on loans, including loans held for sale	$43,194	$40,313	$85,381	$78,396
Interest and dividends on securities
Taxable	4,632	5,163	9,277	9,603
Tax exempt	488	516	989	1,036
Interest and dividends on other equity investments	449	390	887	771
Other, including interest on federal funds sold	1,322	807	2,730	1,771
Total interest income	50,085	47,189	99,264	91,577

Interest expense:
Interest on deposits	19,600	15,182	38,651	29,012
Interest on repurchase agreements and other short-term
borrowings	2,175	2,439	4,333	4,285
Interest on advances from Federal Home Loan Bank	711	1,009	1,415	2,010
Interest on long-term debt	988	1,353	2,364	2,707
Total interest expense	23,474	19,983	46,763	38,014

Net interest income	26,611	27,206	52,501	53,563
Provision for loan losses	1,846	1,350	2,316	1,350
Net interest income after provision for loan losses	24,765	25,856	50,185	52,213

Noninterest income:
Service charges on deposit accounts	5,330	5,309	10,134	9,861
Gains on sales of loans, net	316	316	612	620
Trust income	1,180	861	2,379	1,742
Loan related fees	867	488	1,888	1,112
Bank owned life insurance	240	218	472	492
Other	1,041	862	1,987	1,970
Total noninterest income	8,974	8,054	17,472	15,797

Noninterest expense:
Salaries and employee benefits	11,100	10,823	22,214	21,788
Occupancy, net	1,642	1,699	3,402	3,471
Equipment	1,233	1,268	2,462	2,482
Data processing	1,166	865	2,316	1,786
Bank franchise tax	866	815	1,732	1,630
Legal and professional fees	814	689	1,567	1,316
Other	4,117	3,708	9,741	7,471
Total noninterest expense	20,938	19,867	43,434	39,944

Income before income taxes	12,801	14,043	24,223	28,066
Income taxes	3,943	4,151	7,343	8,406
Net income	8,858	9,892	16,880	19,660

Other comprehensive income, net of tax:
Unrealized holding (losses) on securities available-for-sale	(1,445)	(2,467)	(837)	(2,918)
Comprehensive income	$7,413	$7,425	$16,043	$16,742

Basic earnings per share	$0.58	$0.66	$1.11	$1.31
Diluted earnings per share	0.57	0.65	1.09	1.29
Dividends declared per share	0.27	0.26	0.54	0.52

Weighted average shares outstanding-basic	15,216	15,051	15,203	15,031
Weighted average shares outstanding-diluted	15,448	15,274	15,421	15,246

        See notes to condensed consolidated financial statements.

Community Trust Bancorp, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Six months ended
	June 30
(in thousands)	2007	2006

Cash flows from operating activities:
Net income	$16,880	$19,660
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,917	2,888
Stock based compensation	560	94
Provision for loan and other real estate losses	2,581	1,440
Gains on sale of mortgage loans held for sale	(612)	(620)
Gains on sale of assets, net	116	33
Proceeds from sale of mortgage loans held for sale	34,256	31,458
Funding of mortgage loans held for sale	(36,112)	(32,843)
Amortization of securities premiums, net	330	535
Change in cash surrender value of bank owned life insurance	(406)	(436)
Changes in:
Other liabilities	5,567	4,879
Other assets	1,754	1,273
Net cash provided by operating activities	27,831	28,361

Cash flows from investing activities:
Securities available-for-sale:
Proceeds from sales	46,700	53,900
Proceeds from prepayments and maturities	22,324	30,821
Purchase of securities	(69,800)	(166,132)
Securities held-to-maturity:
Proceeds from prepayments and maturities	3,770	3,818
Change in loans, net	(51,018)	(35,612)
Purchase of premises, equipment, and other real estate	(1,304)	(1,845)
Proceeds from sale of premises and equipment	0	2
Additional investment in other equity securities	(11)	(643)
Redemption of investment in unconsolidated subsidiaries	1,841	0
Investment in unconsolidated subsidiaries	(1,841)	0
Proceeds from sale of other real estate and other repossessed assets	1,465	1,462
Additions in other real estate owned	(2)	(56)
Additional investment in bank owned life insurance	(1,391)	0
Net cash used in investing activities	(49,267)	(114,285)

Cash flows from financing activities:
Change in deposits, net	23,771	43,915
Change in repurchase agreements and other short-term borrowings, net	(7,561)	57,858
Payments on advances from Federal Home Loan Bank	(193)	(1,290)
Payment for redemption of junior subordinated debentures	(61,341)	0
Additional junior subordinated debentures	61,341	0
Issuance of common stock	1,514	1,602
Dividends paid	(8,198)	(7,802)
Net cash provided by financing activities	9,333	94,283
Net increase (decrease) in cash and cash equivalents	(12,103)	8,359
Cash and cash equivalents at beginning of period	157,538	122,211
Cash and cash equivalents at end of period	$145,435	$130,570

        See notes to condensed consolidated financial statements.

Community Trust Bancorp, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1 - Summary of Significant Accounting Policies

In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments (which consist of normal recurring accruals) necessary, to present fairly the condensed consolidated financial position as of June 30, 2007, the results of operations for the three and six months ended June 30, 2007 and 2006, and the cash flows for the six months ended June 30, 2007 and 2006.  In accordance with accounting principles generally accepted in the United States of America for interim financial information, these statements do not include certain information and footnote disclosures required by accounting principles generally accepted in the United States of America for complete annual financial statements.  The condensed consolidated balance sheet as of December 31, 2006 has been derived from the audited consolidated financial statements of Community Trust Bancorp, Inc. ("CTBI") for that period.  The results of operations for the three and six months ended June 30, 2007 and 2006, and the cash flows for the six months ended June 30, 2007 and 2006, are not necessarily indicative of the results to be expected for the full year.  For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2006, included in CTBI's Annual Report on Form 10-K.

Principles of Consolidation – The unaudited condensed consolidated financial statements include the accounts of CTBI and its separate and distinct, wholly owned subsidiaries Community Trust Bank, Inc. (the “Bank”) and Community Trust and Investment Company.  All significant intercompany transactions have been eliminated in consolidation.

Reclassifications – Certain reclassifications considered to be immaterial have been made in the prior year consolidated financial statements to conform to current year classifications.

New Accounting Standards–

➢  Accounting for Uncertainty in Income Taxes – In July 2006, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 48 ("FIN 48"), Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109.  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in accordance with FASB Statement No. 109, Accounting for Income Taxes.  This statement also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  The evaluation of a tax position in accordance with this statement is a two-step process.  The first step is a recognition process to determine whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position.  The second step is a measurement process whereby a tax position that meets the more likely than not recognition threshold is calculated to determine the amount of benefit to recognize in the financial statements.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  CTBI adopted the provisions of FIN 48 on January 1, 2007.  The cumulative effect of applying the provisions of this statement was recognized as a $0.6 million adjustment to the beginning balance of retained earnings.  An additional $28 thousand increase to the FIN 48 liability was charged to current income tax expense during the quarter ended March 31, 2007.  The FIN 48 liability is carried in other liabilities in the condensed consolidated balance sheet as of June 30, 2007.  Approximately $0.2 million in FIN 48 liability is relative to state nexus issues.  It is anticipated that these issues can be resolved through the filing of amended state tax returns, and management expects that these amended returns will be filed within the next nine months.  CTBI is subject to taxation in the United States and various state and local jurisdictions.  For federal tax purposes, CTBI’s tax years for 2003 through 2006 are subject to examination by the tax authorities.  For state and local tax purposes, CTBI’s tax years for 2002 through 2006 are subject to examination by the tax authorities.  CTBI currently recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense.

➢  Fair Value Measurements – In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements ("SFAS 157"), which provides guidance on how to measure assets and liabilities that use fair value.  SFAS 157 will apply whenever another generally accepted accounting principle standard requires (or permits) assets or liabilities to be measured at fair value but does not expand the use of fair value to any new circumstances.  This statement also will require additional disclosures in both annual and quarterly reports.  SFAS 157 will be effective for financial statements issued for fiscal years beginning after November 15, 2007, and will be adopted by CTBI beginning in the first quarter of 2008.  CTBI is currently evaluating the potential impact this statement may have on its financial position and results of operations, but does not believe the impact of the adoption will be material.

➢  Fair Value Option for Financial Assets and Financial Liabilities – In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities ("SFAS 159"), which permits entities to choose to measure many financial instruments and certain other items at fair value.  The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities using different measurement techniques.  SFAS 159 requires additional disclosures related to the fair value measurements included in the entity's financial statements.  This statement is effective for financial statements issued for fiscal years beginning after Nov. 15, 2007.  Accordingly, CTBI will adopt SFAS 159 in the first quarter of 2008.  CTBI is currently evaluating the potential impact this statement may have on its financial position and results of operations, but does not believe the impact of the adoption will be material.

Note 2 – Stock-Based Compensation

CTBI’s compensation expense related to stock option grants was $109 thousand and $339 thousand, respectively, for the three and six months ended June 30, 2007, compared to $161 thousand and $321 thousand, respectively for the three and six months ended June 30, 2006.  As of June 30, 2007, there was a total of $2.3 million of unrecognized compensation expense related to unvested stock option awards that will be recognized as expense as the awards vest over a weighted average period of 1.7 years compared to $1.8 million of unrecognized compensation at June 30, 2006.

There were no options granted during the three months ended June 30, 2007 or 2006.  However, there were 109,304 and 116,900 options granted during the six months ended June 30, 2007 and 2006, respectively.  The fair value of options granted during the six months ended June 30, 2007 and 2006, was established at the date of grant using a Black-Scholes option pricing model with the weighted average assumptions as follows:

	Six Months Ended
	June 30
	2007	2006
Expected dividend yield	2.77%	3.21%
Risk-free interest rate	4.81%	4.53%
Expected volatility	33.50%	36.39%
Expected term (in years)	7.5	7.5
Weighted average fair value of options	$12.74	$10.51

Note 3 – Securities

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

The amortized cost and fair value of securities at June 30, 2007 are summarized as follows:

Available-for-Sale

(in thousands)	Amortized Cost	Fair Value
U.S. Treasury and government agencies	$20,299	$20,311
State and political subdivisions	42,781	42,896
U.S. government sponsored agencies and mortgage-backed pass through certificates	224,530	218,990
Collateralized mortgage obligations	1	1
Total debt securities	287,611	282,198
Marketable equity securities	143,750	142,860
Total available-for-sale securities	$431,361	$425,058

Held-to-Maturity

(in thousands)	Amortized Cost	Fair Value
State and political subdivisions	$2,755	$2,563
U.S. government sponsored agencies and mortgage-backed pass through certificates	33,934	32,751
Total held-to-maturity securities	$36,689	$35,314

The amortized cost and fair value of securities as of December 31, 2006 are summarized as follows:

Available-for-Sale

(in thousands)	Amortized Cost	Fair Value
U.S. Treasury and government agencies	$20,291	$20,491
State and political subdivisions	44,887	45,562
U.S. government sponsored agencies and mortgage-backed pass through certificates	245,038	239,590
Collateralized mortgage obligations	1	1
Other debt securities	20,000	19,557
Total debt securities	330,217	325,201
Marketable equity securities	100,650	100,650
Total available-for-sale securities	$430,867	$425,851

Held-to-Maturity

(in thousands)	Amortized Cost	Fair Value
State and political subdivisions	$3,068	$2,832
U.S. government sponsored agencies and mortgage-backed pass through certificates	37,440	36,183
Total held-to-maturity securities	$40,508	$39,015

Note 4 – Loans

Major classifications of loans are summarized as follows:

(in thousands)	June 30 2007	December 31 2006
Commercial construction	$131,794	$133,902
Commercial secured by real estate	662,272	632,881
Commercial other	335,566	337,075
Real estate construction	55,030	50,588
Real estate mortgage	586,923	579,197
Consumer	434,940	422,291
Equipment lease financing	8,532	11,524
Total loans	$2,215,057	$2,167,458

Activity in the allowance for loan and lease losses was as follows:

	Six Months Ended
	June 30
(in thousands)	2007	2006
Allowance balance at January 1	$27,526	$29,506
Additions to allowance charged against operations	2,316	1,350
Recoveries credited to allowance	1,340	1,874
Losses charged against allowance	(3,494)	(4,916)
Allowance balance at June 30	$27,688	$27,814

Note 5 – Borrowings

Short-term debt consists of the following:

(in thousands)	June 30 2007	December 31 2006
Subsidiaries:
Repurchase agreements	$154,531	$161,630
Federal funds purchased	15,478	15,940
Total short-term debt	$170,009	$177,570

Effective April 28, 2007, the Corporation entered into a revolving note agreement for a line of credit in the amount of $12 million, all of which is currently available to meet any future cash needs.  The agreement will mature on April 30, 2008.

All federal funds purchased and the majority of repurchase agreements mature and reprice daily.  The average rates paid for federal funds purchased and repurchase agreements on June 30, 2007 were 5.13% and 4.91%, respectively.

Federal Home Loan Bank advances consisted of the following monthly amortizing and term borrowings:

(in thousands)	June 30 2007	December 31 2006
Monthly amortizing	$1,052	$1,245
Term	80,000	80,000
	$81,052	$81,245

The advances from the Federal Home Loan Bank that require monthly principal payments were due for repayment as follows:

	Principal Payments Due by Period at June 30, 2007
(in thousands)	Total	Within 1 Year	2 Years	3 Years	4 Years	5 Years	After 5 Years
Outstanding advances, weighted average interest rate – 4.27%	$1,052	$258	$102	$634	$8	$8	$42

The term advances that require the total payment to be made at maturity follow:

(in thousands)	June 30 2007	December 31 2006
Advance #145, 3.31%, due 8/30/07	$40,000	$40,000
Advance #146, 3.70%, due 8/30/08	40,000	40,000
	$80,000	$80,000

The advances are collateralized by Federal Home Loan Bank stock of $23.7 million and certain first mortgage loans totaling $101.3 million as of June 30, 2007.  Advances totaling $81.1 million at June 30, 2007 had fixed interest rates ranging from 1.00% to 6.20% with a weighted average rate of 3.51%.  The advances are subject to restrictions or penalties in the event of prepayment.

Long-term debt consists of the following:

(in thousands)	June 30 2007	December 31 2006
Junior subordinated debentures, 9.00%, due 3/31/27	$0	$35,568
Junior subordinated debentures, 8.25%, due 3/31/32	0	25,773
Junior subordinated debentures, 6.52%, due 6/1/37	61,341	0
Total long-term debt	$61,341	$61,341

On March 31, 2007, CTBI issued $61.3 million in junior subordinated debentures to a newly formed unconsolidated Delaware statutory trust subsidiary which in turn issued $59.5 million of capital securities in a private placement to institutional investors.  The debentures, which mature in 30 years but are redeemable at par at CTBI's option after five years, were issued at a rate of 6.52% until June 1, 2012, and thereafter at a floating rate based on the three-month LIBOR plus 1.59%.  The underlying capital securities were issued at the equivalent rates and terms.  The proceeds of the debentures were used to fund the redemption on April 2, 2007 of all CTBI's outstanding 9.0% and 8.25% junior subordinated debentures in the total amount of $61.3 million.

Note 6 – Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 30		June 30
(in thousands)	2007	2006	2007	2006
Numerator:
Net income	$8,858	$9,892	$16,880	$19,660

Denominator:
Basic earnings per share:
Weighted average shares	15,216	15,051	15,203	15,031
Diluted earnings per share:
Effect of dilutive stock options	232	223	218	215
Adjusted weighted average shares	15,448	15,274	15,421	15,246

Earnings per share:
Basic earnings per share	$0.58	$0.66	$1.11	$1.31
Diluted earnings per share	0.57	0.65	1.09	1.29

Options to purchase 106,462 common shares for both the three months and six months ended June 30, 2007 were excluded from the diluted calculations above because the exercise prices on the options were greater than the average market price for the period.  No common shares for the three months and six months ended June 30, 2006 were excluded from the diluted calculations.

Note 7 – Fair Market Value of Financial Instruments

The following schedule shows the estimated fair value of each class of financial instruments for which it is practicable to estimate that value:

(in thousands)	June 30 2007		December 31 2006
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$145,435	$145,435	$157,538	$157,538
Securities	461,747	460,372	466,359	464,866
Loans (net of ALLL)	2,187,369	2,155,421	2,139,932	2,104,378
Loans held for sale	3,899	3,942	1,431	1,451
Federal Reserve Bank stock	4,301	4,301	4,290	4,290
Federal Home Loan Bank stock	23,737	23,737	23,737	23,737
Accrued interest receivable	17,218	17,218	17,321	17,321
Capitalized mortgage servicing rights	3,588	3,588	3,390	3,416
	$2,847,294	$2,814,014	$2,813,998	$2,776,997

Financial liabilities:
Deposits	$2,364,938	$2,352,442	$2,341,167	$2,341,474
Short-term borrowings	170,009	170,235	177,570	177,853
Advances from Federal Home Loan Bank	81,052	79,356	81,245	78,281
Long-term debt	61,341	61,341	61,341	60,415
Accrued interest payable	13,240	13,240	7,241	7,241
	$2,690,580	$2,676,614	$2,668,564	$2,665,264

The changes in the estimated fair values from December 31, 2006 to June 30, 2007 are due to interest rate changes and not impairment of any financial instruments.

Item 2.  Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Overview

Community Trust Bancorp, Inc. (“CTBI”) is a bank holding company headquartered in Pikeville, Kentucky.  At June 30, 2007, CTBI owned one commercial bank and one trust company.  Through its subsidiaries, CTBI has seventy-nine banking locations in eastern, northeast, central, and south central Kentucky and southern West Virginia, and five trust offices across Kentucky.  CTBI had total assets of $3.0 billion and total shareholders’ equity of $291.7 million as of June 30, 2007.  CTBI’s common stock is listed on NASDAQ under the symbol CTBI.  Current market participants are Howe Barnes Hoefer & Arnett, Inc.; Goldman, Sachs & Co.; UBS Securities, LLC; Knight Equity Markets, L.P.;  Sandler O'Neill & Partners; Morgan Stanley & Co., Inc.; Lehman Brothers, Inc.; Citadel Derivatives Group, LLC; Keefe, Bruyette & Woods, Inc.; Susquehanna Capital Group; J.J.B. Hilliard, W.L. Lyons; Citigroup Global Markets, Inc.; and FTN Midwest Securities Corp.

CTBI entered into an agreement and plan of merger with Eagle Fidelity, Inc. on May 31, 2007.  Based on the closing price on August 1, 2007 of CTBI's common stock, the per share consideration under the agreement and plan of merger with Eagle Fidelity, Inc. would be $37.68 per share.  On June 21, 2007, a third party made a tender offer with certain conditions to the shareholders of Eagle Fidelity, Inc. to purchase their stock for $45 cash per share.  The outcome of this action is unknown at this time.

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

Loans – Loans with the ability and the intent to be held until maturity and/or payoff are reported at the carrying value of unpaid principal reduced by unearned interest and an allowance for loan and lease losses.  Income is recorded on the level yield basis.  Interest accrual is discontinued when management believes, after considering economic and business conditions, collateral value, and collection efforts, that the borrower’s financial condition is such that collection of interest is doubtful.  Any loan greater than 90 days past due must be well secured and in the process of collection to continue accruing interest.  Cash payments received on nonaccrual loans generally are applied against principal, and interest income is only recorded once principal recovery is reasonably assured.  Loans are not reclassified as accruing until principal and interest payments are brought current and future payments appear reasonably certain.

Loan origination and commitment fees and certain direct loan origination costs are deferred and the net amount amortized over the life of the related loans, leases, or commitments as a yield adjustment.

Allowance for Loan and Lease Losses – We maintain an allowance for loan and lease losses ("ALLL") at a level that is appropriate to cover estimated credit losses on individually evaluated loans determined to be impaired, as well as estimated credit losses inherent in the remainder of the loan and lease portfolio.  Since arriving at an appropriate ALLL involves a high degree of management judgment, we use an ongoing quarterly analysis to develop a range of estimated losses.  In accordance with accounting principles generally accepted in the United States, we use our best estimate within the range of potential credit loss to determine the appropriate ALLL.  Credit losses are charged and recoveries are credited to the ALLL.

We utilize an internal risk grading system for commercial credits.  Those larger commercial credits that exhibit probable or observed credit weaknesses are subject to individual review.  The borrower’s cash flow, adequacy of collateral coverage, and other options available to CTBI, including legal remedies, are evaluated.  The review of individual loans includes those loans that are impaired as provided in Statement of Financial Accounting Standards ("SFAS") No. 114, Accounting by Creditors for Impairment of a Loan.  We evaluate the collectibility of both principal and interest when assessing the need for loss provision.  Historical loss rates are applied to other commercial loans not subject to specific allocations.  Management analyzes the average, maximum, minimum, and median historical loss rates for the previous eight quarters and determines the most likely loss rate to apply by comparing these to migration analysis, which computes the net charge-off experience on loans according to their internal risk grade, and other market factors.

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

Loans Held for Sale – Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated market value in the aggregate.  Net unrealized losses, if any, are recognized in a valuation allowance by charges to income.

Premises and Equipment– Premises and equipment are stated at cost less accumulated depreciation and amortization.  Capital leases are included in premises and equipment at the capitalized amount less accumulated amortization.  Premises and equipment are evaluated for impairment on a quarterly basis.

Depreciation and amortization are computed primarily using the straight-line method.  Estimated useful lives range up to 40 years for buildings, 2 to 10 years for furniture, fixtures, and equipment, and up to the lease term for leasehold improvements.  Capitalized leased assets are amortized on a straight-line basis over the lives of the respective leases.

Goodwill and Core Deposit Intangible – We evaluate total goodwill and core deposit intangible for impairment, based upon SFAS No. 142, Goodwill and Other Intangible Assets and SFAS No. 147, Acquisitions of Certain Financial Institutions, using fair value techniques including multiples of price/equity.  Goodwill and core deposit intangible are evaluated for impairment on an annual basis or as other events may warrant.

Amortization of core deposit intangible is estimated at approximately $0.6 million annually for the next four years and approximately $0.3 million in year five.

           Income Taxes– Income tax expense is based on the taxes due on the consolidated tax return plus deferred taxes based on the expected future tax consequences of temporary differences between carrying amounts and tax bases of assets and liabilities, using enacted tax rates.

Earnings Per Share ("EPS")– Basic EPS is calculated by dividing net income available to common shareholders by the weighted average number of common shares outstanding.

Diluted EPS adjusts the number of weighted average shares of common stock outstanding by the dilutive effect of stock options as prescribed in SFAS No. 123R.

Segments – Management analyzes the operation of CTBI assuming one operating segment, community banking services.  CTBI, through its operating subsidiaries, offers a wide range of consumer and commercial community banking services.  These services include: (i) residential and commercial real estate loans; (ii) checking accounts; (iii) regular and term savings accounts and savings certificates; (iv) full service securities brokerage services; (v) consumer loans; (vi) debit cards; (vii) annuity and life insurance products; (viii) Individual Retirement Accounts and Keogh plans; (ix) commercial loans; (x) trust services; and (xi) commercial demand deposit accounts.

Bank Owned Life Insurance – CTBI's bank owned life insurance policies are carried at their cash surrender value.  We recognize tax-free income from the periodic increases in cash surrender value of these policies and from death benefits.

Dividends

The following schedule shows the quarterly cash dividends paid for the past six quarters:

Pay Date	Record Date	Amount Per Share
July 1, 2007	June 15, 2007	$0.27
April 1, 2007	March 15, 2007	$0.27
January 1, 2007	December 15, 2006	$0.27
October 1, 2006	September 15, 2006	$0.26
July 1, 2006	June 15, 2006	$0.26
April 1, 2006	March 15, 2006	$0.26

Statement of Income Review

CTBI reported earnings for the quarter ended June 30, 2007 of $8.9 million or $0.58 per basic share compared to $8.0 million or $0.53 per share earned during the quarter ended March 31, 2007 and $9.9 million or $0.66 per share earned during the second quarter of 2006.  Earnings for the six months ended June 30, 2007 were $16.9 million or $1.11 per share compared to $19.7 million or $1.31 per share earned for the first six months of 2006.

Second Quarter Highlights

❖
CTBI's basic earnings per share for the second quarter 2007 increased 9.4% from prior quarter but decreased 12.1% from prior year second quarter.  Year-to-date earnings per share have decreased 15.3% from the six months ended June 30, 2006.  Both the prior quarter and YTD earnings comparisons are impacted by the one-time expense associated with the refinancing of our trust preferred securities during the first quarter 2007.  Core earnings for the quarter and YTD 2007 continue to reflect the pressure on our net interest margin as deposits grew during the first six months of 2007 more quickly than we have been able to deploy them into higher yielding loans versus short-term investments.  During 2006, our loans repriced more quickly than our deposits resulting in a stronger net interest margin than we have experienced in 2007 as deposit repricing continued.

❖
CTBI's net interest margin increased 2 basis points from prior quarter but has declined 17 basis points from prior year second quarter as we continue operating within the inverted yield curve environment.  Our year-to-date net interest margin has declined 18 basis points from the first six months of 2006.  Since deposits have been through a 12-month repricing cycle, management anticipates that the margin will continue to improve incrementally during the remainder of 2007 in the current stable rate environment.

❖	Our loan portfolio grew at rate of 8.0% annualized during the quarter and 4.4% annualized from December 31, 2006.

❖
Nonperforming loans as a percentage of total loans at June 30, 2007 were 1.08%, an increase of $6.0 million over prior quarter and a $9.7 million increase from prior year-end.  The increase in nonperforming loans is primarily in smaller commercial loans with collateral.  These loans are reviewed for impairment and specific reserves are established when appropriate.

❖
CTBI's year-to-date efficiency ratio improved during the second quarter 2007 and is anticipated to continue to improve for the remainder of 2007 as the first quarter was impacted by the one-time charge for the redemption and refinancing of our trust preferred securities.

CTBI had basic weighted average shares outstanding of 15.2 million and 15.1 million, respectively, for the three months ended June 30, 2007 and 2006, and 15.2 million and 15.0 million, respectively, for the six months ended June 30, 2007 and 2006.  The following table sets forth on an annualized basis the return on average assets and return on average shareholders’ equity for the three and six months ended June 30, 2007 and 2006:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2007	2006	2007	2006
Return on average shareholders' equity	12.16%	15.02%	11.75%	15.14%
Return on average assets	1.18%	1.33%	1.13%	1.35%

Net Interest Income

Our net interest margin for the second quarter 2007 was 3.86% compared to 3.84% for the first quarter 2007, an improvement of 2 basis points, and a decline of 17 basis points compared to the 4.03% for the second quarter 2006.  The year-to-date net interest margin decline was 18 basis points.  As deposits have completed a 12-month repricing cycle, management anticipates incremental improvement in the net interest margin for the remainder of 2007 in the current stable rate environment.

Net interest income increased 2.8% from prior quarter but decreased 2.2% from prior year second quarter.  Year-to-date net interest income has decreased 2.0% compared to the first six months of 2006.  Average earning assets as a percentage of total assets of 92.8% for the quarter ended June 30, 2007 have remained relatively stable compared to prior quarter and prior year second quarter of 92.7% and 92.3%, respectively.  Year-to-date average earning assets have increased 2.6% compared to the six months ended June 30, 2006.

The following table summarizes the annualized net interest spread and net interest margin for the three and six months ended June 30, 2007 and 2006.

	Three Months Ended		Six Months Ended
	June 30		June 30
	2007	2006	2007	2006
Yield on interest earning assets	7.22%	6.95%	7.23%	6.85%
Cost of interest bearing funds	4.14	3.57	4.16	3.46
Net interest spread	3.08%	3.38%	3.07%	3.39%

Net interest margin	3.86%	4.03%	3.85%	4.03%

Provision for Loan Losses

The analysis of the changes in the allowance for loan losses and selected ratios is set forth below:

	Six Months Ended
	June 30
(in thousands)	2007	2006
Allowance balance at January 1	$27,526	$29,506
Additions to allowance charged against operations	2,316	1,350
Recoveries credited to allowance	1,340	1,874
Losses charged against allowance	(3,494)	(4,916)
Allowance balance at June 30	$27,688	$27,814

Allowance for loan losses to period-end loans	1.25%	1.30%
Average loans, net of unearned income	$2,182,465	$2,110,740
Provision for loan losses to average loans, annualized	0.21%	0.13%
Loan charge-offs net of recoveries, to average loans, annualized	0.20%	0.29%

Net loan charge-offs for the quarter of $1.2 million, or 0.23% of average loans annualized, was an increase from prior quarter's 0.17% of average loans annualized but a decrease from the 0.31% from prior year second quarter.  Our allowance for loan losses as a percentage of total loans outstanding at June 30, 2007 decreased to 1.25% from the 1.30% at June 30, 2006.  The adequacy of our reserve for losses on loans is analyzed quarterly and adjusted as necessary.

Noninterest Income

Noninterest income for the second quarter 2007 was a 5.6% increase from the quarter ended March 31, 2007, primarily due to increased deposit service charges.  Noninterest income increased 11.4% for the second quarter compared to same period prior year and 10.6% for the six months ended June 30, 2007 compared to the first six months of 2006.  Year over year increases resulted primarily from increases in trust revenue and loan related fees.

Noninterest Expense

Noninterest expense for the quarter decreased 6.9% from prior quarter as a result of the first quarter charge from unamortized debt issuance costs with the redemption of trust preferred securities, but increased 5.4% over prior year second quarter.  Noninterest expense for the six months ended June 30, 2007 increased 8.7% from the six months ended June 30, 2006, with increases in personnel, data processing expenses, and the nonrecurring redemption expense.

Balance Sheet Review

Total assets decreased $98.0 million or 3.2% from prior quarter, $59.5 million of which was the decrease in federal funds sold associated with the first quarter refinance of our trust preferred capital securities.  However, total assets have increased $31.1 million or an annualized 2.1% from prior year-end.  Loans outstanding at June 30, 2007 were $2.2 billion reflecting a $43.6 million, annualized 8.0%, increase during the quarter and a $47.6 million or annualized 4.4% increase over prior year-end.  Our investment portfolio decreased $17.5 million, an annualized 13.8%, and $4.6 million or an annualized 1.9%, respectively, from prior quarter and prior year-end.  Deposits, including repurchase agreements, declined $42.0 million, an annualized 6.6%, during the quarter as we focused on managing our deposit growth and pricing controls due to our liquidity position resulting from deposit growth during the first quarter.  Deposits have increased an annualized 1.3% from December 31, 2006.

Shareholders’ equity of $291.7 million on June 30, 2007 was an annualized increase of 5.4% from the $287.8 million on March 31, 2007 and an annualized 6.6% increase from the $282.4 million on December 31, 2006.  Our annualized dividend yield to shareholders as of June 30, 2007 was 3.34%.

Loans

Loan growth occurred in all three major loan categories—commercial, residential, and consumer—during the second quarter 2007 as well as from prior year-end.  For the first six months of 2007, the commercial loan portfolio increased $22.8 million, residential real estate loans increased $12.2 million, and the consumer portfolio increased $12.6 million.

The following tables summarize our nonperforming loans at June 30, 2007 and December 31, 2006.

(in thousands)	Nonaccrual Loans	As a % of Loan Balances by Category	Restructured Loans	As a % of Loan Balances by Category	Accruing Loans Past Due 90 Days or More	As a % of Loan Balances by Category	Total Loan Balances
June 30, 2007
Commercial construction	$1,488	1.13%	$0	0.00%	$859	0.65%	$131,794
Commercial secured by real estate	6,424	0.97	0	0.00	3,063	0.46	662,272
Commercial other	4,973	1.48	43	0.01	987	0.29	335,566
Consumer real estate construction	921	1.67	0	0.00	309	0.56	55,030
Consumer real estate secured	2,353	0.40	0	0.00	2,233	0.38	586,923
Consumer other	0	0.00	0	0.00	233	0.05	434,940
Equipment lease financing	0	0.00	0	0.00	0	0.00	8,532
Total	$16,159	0.73%	$43	0.00%	$7,684	0.35%	$2,215,057

(in thousands)	Nonaccrual Loans	As a % of Loan Balances by Category	Restructured Loans	As a % of Loan Balances by Category	Accruing Loans Past Due 90 Days or More	As a % of Loan Balances by Category	Total Loan Balances
December 31, 2006
Commercial construction	$430	0.32%	$0	0.00%	$283	0.21%	$133,902
Commercial secured by real estate	3,631	0.57	0	0.00	938	0.15	632,881
Commercial other	3,227	0.96	0	0.00	873	0.26	337,075
Consumer real estate construction	361	0.71	66	0.13	405	0.80	50,588
Consumer real estate secured	2,212	0.38	0	0.00	1,507	0.26	579,197
Consumer other	2	0.00	0	0.00	288	0.07	422,291
Equipment lease financing	0	0.00	0	0.00	0	0.00	11,524
Total	$9,863	0.46%	$66	0.00%	$4,294	0.20%	$2,167,458

Nonperforming loans at June 30, 2007 were $23.9 million compared to $17.9 million at March 31, 2007 and $14.2 million at December 31, 2006.  The increase in nonperforming loans was primarily smaller commercial loans with collateral that are individually reviewed with specific reserves established when appropriate.

Foreclosed properties at June 30, 2007 of $3.9 million were a $0.4 million increase from the $3.5 million on March 31, 2007 and a $0.6 million decrease from the $4.5 million on June 30, 2006.

Allowance for Loan Losses

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

Securities

CTBI uses its securities held-to-maturity for production of income and to manage cash flow needs through expected maturities.  CTBI uses its securities available-for-sale for income and balance sheet liquidity management.  Securities available-for-sale reported at fair value decreased slightly from $425.9 million as of December 31, 2006 to $425.1 million at June 30, 2007; the excess of cost over market increased from $5.0 million to $6.3 million.  Securities held-to-maturity decreased from $40.5 million to $36.7 million during the same period.  Total securities as a percentage of total assets were 15.7% as of December 31, 2006 and 15.4% as of June 30, 2007.

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

CTBI owns securities with an estimated fair value of $425.1 million that are designated as available-for-sale and available to meet liquidity needs on a continuing basis.  CTBI also has available Federal Home Loan Bank advances for both liquidity and management of its asset/liability position.  FHLB advances decreased slightly from $81.2 million at December 31, 2006 to $81.1 million at June 30, 2007.  FHLB borrowing capacity at June 30, 2007 was $384.2 million.  Long-term debt remained at $61.3 million from December 31, 2006 to June 30, 2007.  At June 30, 2007, federal funds sold were $65.3 million compared to $62.1 million at December 31, 2006.  Additionally, management projects cash flows from CTBI's investment portfolio to generate additional liquidity over the next 90 days.

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

The investment portfolio continues to consist of high-quality short-term issues.  The majority of the investment portfolio is in U.S. government and government sponsored agency issuances.  The average life of the portfolio is 2.72 years. Available-for-sale ("AFS") securities comprise approximately 87% of the total investment portfolio.  At the end of the second quarter, the AFS portfolio was approximately 146% of equity capital.  At June 30, 2007, ninety percent of the pledge eligible portfolio was pledged.

CTBI's stock repurchase program began in December 1998 with the authorization to acquire up to 500,000 shares and was increased by an additional 1,000,000 shares in July 2000 and in May 2005.  During the first six months of 2007, CTBI acquired no shares of CTBI's stock.  As of June 30, 2007, a total of 1.9 million shares have been repurchased through this program, leaving 0.6 million shares available for repurchase.

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

CTBI’s principal source of funds used to pay dividends to shareholders and service long-term debt is the dividends it receives from the subsidiary bank.  Various federal statutory provisions, in addition to regulatory policies and directives, limit the amount of dividends that subsidiary banks can pay without prior regulatory approval.  These restrictions have had no major impact on CTBI’s dividend policy or its ability to service long-term debt, nor is it anticipated that they would have any major impact in the foreseeable future.  During the remainder of 2007, approximately $60.5 million plus any remaining 2007 net profits can be paid by CTBI’s banking subsidiary without prior regulatory approval.

The primary source of capital for CTBI is retained earnings.  CTBI paid cash dividends of $0.54 per share during the first six months of 2007.  Basic earnings per share for the same period was $1.11.  CTBI retained 51.4% of earnings for the first six months of 2007.

Under guidelines issued by banking regulators, CTBI and its subsidiary bank are required to maintain a minimum Tier 1 risk-based capital ratio of 4% and a minimum total risk-based ratio of 8%.  In order to be considered “well-capitalized” CTBI must maintain ratios of 6% and 10%, respectively.  Risk-based capital ratios weight the relative risk factors of all assets and consider the risk associated with off-balance sheet items.  CTBI must also maintain a minimum Tier 1 leverage ratio of 4%.  The well-capitalized ratio for Tier 1 leverage is 5%.  CTBI’s Tier 1 leverage, Tier 1 risk-based, and total risk-based ratios were 9.71%, 12.32%, and 13.52%, respectively, as of June 30, 2007, all exceeding the threshold for meeting the definition of well-capitalized.

As of June 30, 2007, management is not aware of any current recommendations by banking regulatory authorities which, if they were to be implemented, would have, or would be reasonably likely to have, a material adverse impact on CTBI’s liquidity, capital resources, or operations.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Interest rate risk management focuses on maintaining consistent growth in net interest income within Board-approved policy limits.  CTBI uses an earnings simulation model to analyze net interest income sensitivity to movements in interest rates.  Given a 200 basis point increase to the yield curve used in the simulation model, it is estimated net interest income for CTBI would increase by 4.60 percent over one year and by 3.55 percent over two years.  A 200 basis point decrease in the yield curve would decrease net interest income by an estimated 4.91 percent over one year and by 5.26 percent over two years.  For further discussion of CTBI's market risk, see the Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Market Risk included in the Annual Report on Form 10-K for the year ended December 31, 2006.

Item 4. Controls and Procedures

CTBI's management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934.  As of June 30, 2007, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and the Executive Vice President/Treasurer, of the effectiveness of the design and operation of CTBI's disclosure controls and procedures.  Based on that evaluation, management concluded that disclosure controls and procedures as of June 30, 2007 were effective in ensuring material information required to be disclosed in this quarterly report on Form 10-Q was recorded, processed, summarized, and reported on a timely basis.  Additionally, there were no changes in CTBI's internal control over financial reporting that occurred during the quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, CTBI's internal control over financial reporting.

Management's responsibilities related to establishing and maintaining effective disclosure controls and procedures include maintaining effective internal controls over financial reporting that are designed to produce reliable financial statements in accordance with accounting principles generally accepted in the United States.  There have been no significant changes in CTBI's internal controls or in other factors that could significantly affect internal controls subsequent to June 30, 2007.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	None

Item 1A.	Risk Factors	None

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	None

Item 3.	Defaults Upon Senior Securities	None

Item 4.	Submission of Matters to a Vote of Security Holders

The Corporation’s Annual Meeting of Shareholders was held on April 24, 2007.  The following items were approved:

1)          Election of the following members to the Corporation’s Board of Directors for the ensuing year.

Nominee	In Favor	Withheld
Charles J. Baird	9,919,160	204,605
Nick A. Cooley	7,450,303	2,673,462
Jean R. Hale	10,056,984	66,781
James McGhee II	10,064,321	59,444
M. Lynn Parrish	9,933,097	190,668
Paul E. Patton	10,061,699	62,066
Dr. James R. Ramsey	10,102,614	21,150
Gary G. White	10,106,128	17,636

2)          Ratification of the Corporation’s independent registered public accounting firm for 2007.

The votes of the shareholders on this item were as follows:

In Favor	Against	Abstained
10,066,996	6,223	50,544

Item 5.	Other Information:

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

Community Trust Bancorp, Inc.

Date: August 9, 2007	By:	/s/ Jean R. Hale
Jean R. Hale
Chairman, President and Chief Executive Officer

By:	/s/ Kevin J. Stumbo
Kevin J. Stumbo
Executive Vice President and Treasurer
(Principal Financial Officer)