Form 10-Q
period 2007-09-30
COMMUNITY TRUST BANCORP INC /KY/
filed 2007-11-09
CIK 350852

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007

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

Common stock – 15,040,439 shares outstanding at October 31, 2007

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

Community Trust Bancorp, Inc.
Condensed Consolidated Balance Sheets

(dollars in thousands)	(unaudited) September 30 2007	December 31 2006
Assets:
Cash and due from banks	$86,070	$95,438
Federal funds sold	41,876	62,100
Cash and cash equivalents	127,946	157,538

Securities available-for-sale at fair value
(amortized cost of $356,248 and $430,867, respectively)	352,973	425,851
Securities held-to-maturity at amortized cost
(fair value of $33,090 and $39,015, respectively)	34,107	40,508
Loans held for sale	1,719	1,431

Loans	2,234,494	2,167,458
Allowance for loan losses	(27,933)	(27,526)
Net loans	2,206,561	2,139,932

Premises and equipment, net	53,650	55,665
Federal Reserve Bank and Federal Home Loan Bank stock	28,041	28,027
Goodwill	65,059	65,059
Core deposit intangible (net of accumulated amortization of $5,429 and
$4,953, respectively)	2,075	2,551
Bank owned life insurance	22,981	20,937
Other assets	34,030	32,262
Total assets	$2,929,142	$2,969,761

Liabilities and shareholders’ equity:
Deposits
Noninterest bearing	$426,368	$429,994
Interest bearing	1,906,507	1,911,173
Total deposits	2,332,875	2,341,167

Repurchase agreements	146,876	161,630
Federal funds purchased and other short-term borrowings	15,450	15,940
Advances from Federal Home Loan Bank	40,971	81,245
Long-term debt	61,341	61,341
Other liabilities	36,713	26,063
Total liabilities	2,634,226	2,687,386

Shareholders’ equity:
Preferred stock, 300,000 shares authorized and unissued
Common stock, $5 par value, shares authorized 25,000,000;
shares outstanding 2007 – 15,031,850; 2006 – 15,158,176	75,159	75,791
Capital surplus	148,543	150,965
Retained earnings	73,342	58,879
Accumulated other comprehensive loss, net of tax	(2,128)	(3,260)
Total shareholders’ equity	294,916	282,375

Total liabilities and shareholders’ equity	$2,929,142	$2,969,761

        See notes to condensed consolidated financial statements.

Community Trust Bancorp, Inc.
Condensed Consolidated Statements of Income and Other Comprehensive Income
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
(in thousands except per share data)	2007	2006	2007	2006

Interest income:
Interest and fees on loans, including loans held for sale	$43,454	$42,114	$128,835	$120,510
Interest and dividends on securities
Taxable	4,316	4,947	13,593	14,550
Tax exempt	471	514	1,460	1,550
Interest and dividends on other equity investments	453	398	1,340	1,170
Other, including interest on federal funds sold	1,025	520	3,755	2,291
Total interest income	49,719	48,493	148,983	140,071

Interest expense:
Interest on deposits	19,345	16,546	57,996	45,558
Interest on repurchase agreements and other short-term
Borrowings	2,177	2,212	6,510	6,497
Interest on advances from Federal Home Loan Bank	605	916	2,020	2,926
Interest on long-term debt	1,000	1,354	3,364	4,061
Total interest expense	23,127	21,028	69,890	59,042

Net interest income	26,592	27,465	79,093	81,029
Provision for loan losses	1,915	1,755	4,231	3,105
Net interest income after provision for loan losses	24,677	25,710	74,862	77,924

Noninterest income:
Service charges on deposit accounts	5,302	5,220	15,436	15,081
Gains on sales of loans, net	384	265	996	885
Trust income	1,240	927	3,619	2,669
Loan related fees	606	661	2,494	1,774
Bank owned life insurance	280	242	752	734
Other	2,122	876	4,109	2,844
Total noninterest income	9,934	8,191	27,406	23,987

Noninterest expense:
Salaries and employee benefits	9,604	10,750	31,818	32,538
Occupancy, net	1,641	1,489	5,043	4,960
Equipment	1,202	1,246	3,664	3,728
Data processing	1,301	958	3,617	2,744
Bank franchise tax	866	816	2,598	2,446
Legal and professional fees	922	760	2,489	2,076
Other	3,788	3,938	13,529	11,409
Total noninterest expense	19,324	19,957	62,758	59,901

Income before income taxes	15,287	13,944	39,510	42,010
Income taxes	4,811	4,060	12,154	12,466
Net income	10,476	9,884	27,356	29,544

Other comprehensive income, net of tax:
Unrealized holding (losses) on securities available-for-sale	1,969	2,627	1,132	(291)
Comprehensive income	$12,445	$12,511	$28,488	$29,253

        See notes to condensed consolidated financial statements.

Community Trust Bancorp, Inc.
Condensed Consolidated Statements of Income and Other Comprehensive Income (continued)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
(in thousands except per share data)	2007	2006	2007	2006

Basic earnings per share	$0.69	$0.65	$1.80	$1.96
Diluted earnings per share	0.68	0.64	1.77	1.93
Dividends declared per share	0.27	0.26	0.81	0.78

Weighted average shares outstanding-basic	15,183	15,129	15,186	15,064
Weighted average shares outstanding-diluted	15,342	15,369	15,417	15,272

        See notes to condensed consolidated financial statements.

Community Trust Bancorp, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Nine months ended
	September 30
(in thousands)	2007	2006

Cash flows from operating activities:
Net income	$27,356	$29,544
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,299	4,347
Stock based compensation	721	727
Provision for loan and other real estate losses	4,579	3,314
Gains on sale of mortgage loans held for sale	(996)	(885)
Gains on sale of assets, net	159	252
Proceeds from sale of mortgage loans held for sale	56,677	46,766
Funding of mortgage loans held for sale	(55,969)	(47,572)
Amortization of securities premiums, net	510	755
Change in cash surrender value of bank owned life insurance	(653)	(650)
Changes in:
Other liabilities	9,438	13,201
Other assets	397	(651)
Net cash provided by operating activities	46,518	49,148

Cash flows from investing activities:
Securities available-for-sale:
Proceeds from sales	106,800	103,900
Proceeds from prepayments and maturities	37,179	46,988
Purchase of securities	(69,800)	(171,123)
Securities held-to-maturity:
Proceeds from prepayments and maturities	6,331	6,122
Change in loans, net	(75,784)	(53,321)
Purchase of premises, equipment, and other real estate	(1,808)	(2,145)
Proceeds from sale of premises and equipment	0	32
Additional investment in other equity securities	(14)	(977)
Redemption of investment in unconsolidated subsidiaries	1,841	0
Investment in unconsolidated subsidiaries	(1,841)	0
Proceeds from sale of other real estate and other repossessed assets	2,290	3,251
Additions in other real estate owned	(21)	(72)
Additional investment in bank owned life insurance	(1,391)	0
Net assets acquired	0	(1,536)
Net cash provided by (used in) investing activities	3,782	(68,881)

Cash flows from financing activities:
Change in deposits, net	(8,292)	33,154
Change in repurchase agreements and other short-term borrowings, net	(15,244)	17,358
Payments on advances from Federal Home Loan Bank	(40,274)	(41,440)
Payment for redemption of junior subordinated debentures	(61,341)	0
Additional junior subordinated debentures	61,341	0
Issuance of common stock	2,409	2,733
Purchase of common stock	(6,184)	0
Dividends paid	(12,307)	(11,722)
Net cash provided by (used in) financing activities	(79,892)	83
Net decrease in cash and cash equivalents	(29,592)	(19,650)
Cash and cash equivalents at beginning of period	157,538	122,211
Cash and cash equivalents at end of period	$127,946	$102,561

        See notes to condensed consolidated financial statements.

Community Trust Bancorp, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1 - Summary of Significant Accounting Policies

In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments (which consist of normal recurring accruals) necessary, to present fairly the condensed consolidated financial position as of September 30, 2007, the results of operations for the three and nine months ended September 30, 2007 and 2006, and the cash flows for the nine months ended September 30, 2007 and 2006.  In accordance with accounting principles generally accepted in the United States of America for interim financial information, these statements do not include certain information and footnote disclosures required by accounting principles generally accepted in the United States of America for complete annual financial statements.  The condensed consolidated balance sheet as of December 31, 2006 has been derived from the audited consolidated financial statements of Community Trust Bancorp, Inc. ("CTBI") for that period.  The results of operations for the three and nine months ended September 30, 2007 and 2006, and the cash flows for the nine months ended September 30, 2007 and 2006, are not necessarily indicative of the results to be expected for the full year.  For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2006, included in CTBI's Annual Report on Form 10-K.

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

New Accounting Standards–

➢  Accounting for Uncertainty in Income Taxes – In July 2006, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 48 ("FIN 48"), Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109.  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in accordance with FASB Statement No. 109, Accounting for Income Taxes.  This statement also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  The evaluation of a tax position in accordance with this statement is a two-step process.  The first step is a recognition process to determine whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position.  The second step is a measurement process whereby a tax position that meets the more likely than not recognition threshold is calculated to determine the amount of benefit to recognize in the financial statements.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  CTBI adopted the provisions of FIN 48 on January 1, 2007.  The cumulative effect of applying the provisions of this statement was recognized as a $0.6 million adjustment to the beginning balance of retained earnings.  An additional $28 thousand increase to the FIN 48 liability was charged to current income tax expense during the quarter ended March 31, 2007.  The FIN 48 liability is carried in other liabilities in the condensed consolidated balance sheet as of September 30, 2007.  Approximately $0.2 million in FIN 48 liability is relative to state nexus issues.  It is anticipated that these issues can be resolved through the filing of amended state tax returns, and management expects that these amended returns will be filed within the next six months.  CTBI is subject to taxation in the United States and various state and local jurisdictions.  For federal tax purposes, CTBI’s tax years for 2004 through 2007 are subject to examination by the tax authorities.  For state and local tax purposes, CTBI’s tax years for 2003 through 2007 are subject to examination by the tax authorities.  CTBI currently recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense.

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

Note 2 – Stock-Based Compensation

CTBI’s compensation expense related to stock option grants was $159 thousand and $498 thousand, respectively, for the three and nine months ended September 30, 2007, compared to $157 thousand and $477 thousand, respectively for the three and nine months ended September 30, 2006.  As of September 30, 2007, there was a total of $2.0 million of unrecognized compensation expense related to unvested stock option awards that will be recognized as expense as the awards vest over a weighted average period of 2.0 years compared to $1.5 million of unrecognized compensation at September 30, 2006.

There were no options granted during the three months ended September 30, 2007 or 2006.  However, there were 109,304 and 116,900 options granted during the nine months ended September 30, 2007 and 2006, respectively.  The fair value of options granted during the nine months ended September 30, 2007 and 2006, was established at the date of grant using a Black-Scholes option pricing model with the weighted average assumptions as follows:

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

The amortized cost and fair value of securities at September 30, 2007 are summarized as follows:

Available-for-Sale

(in thousands)	Amortized Cost	Fair Value
U.S. Treasury and government agencies	$20,303	$20,584
State and political subdivisions	41,604	42,078
U.S. government sponsored agencies and mortgage-backed pass through certificates	210,690	207,178
Collateralized mortgage obligations	1	1
Total debt securities	272,598	269,841
Marketable equity securities	83,650	83,132
Total available-for-sale securities	$356,248	$352,973

Held-to-Maturity

(in thousands)	Amortized Cost	Fair Value
State and political subdivisions	$1,900	$1,752
U.S. government sponsored agencies and mortgage-backed pass through certificates	32,207	31,338
Total held-to-maturity securities	$34,107	$33,090

The amortized cost and fair value of securities as of December 31, 2006 are summarized as follows:

Available-for-Sale

(in thousands)	Amortized Cost	Fair Value
U.S. Treasury and government agencies	$20,291	$20,491
State and political subdivisions	44,887	45,562
U.S. government sponsored agencies and mortgage-backed pass through certificates	245,038	239,590
Collateralized mortgage obligations	1	1
Other debt securities	20,000	19,557
Total debt securities	330,217	325,201
Marketable equity securities	100,650	100,650
Total available-for-sale securities	$430,867	$425,851

Held-to-Maturity

(in thousands)	Amortized Cost	Fair Value
State and political subdivisions	$3,068	$2,832
U.S. government sponsored agencies and mortgage-backed pass through certificates	37,440	36,183
Total held-to-maturity securities	$40,508	$39,015

Note 4 – Loans

Major classifications of loans are summarized as follows:

(in thousands)	September 30 2007	December 31 2006
Commercial construction	$139,531	$133,902
Commercial secured by real estate	659,612	632,881
Commercial other	330,559	337,075
Real estate construction	62,470	50,588
Real estate mortgage	595,505	579,197
Consumer	439,518	422,291
Equipment lease financing	7,299	11,524
Total loans	$2,234,494	$2,167,458

Activity in the allowance for loan and lease losses was as follows:

	Nine Months Ended
	September 30
(in thousands)	2007	2006
Allowance balance at January 1	$27,526	$29,506
Additions to allowance charged against operations	4,231	3,105
Recoveries credited to allowance	1,980	2,412
Losses charged against allowance	(5,804)	(7,017)
Allowance balance at September 30	$27,933	$28,006

Note 5 – Borrowings

Short-term debt consists of the following:

(in thousands)	September 30 2007	December 31 2006
Subsidiaries:
Repurchase agreements	$146,876	$161,630
Federal funds purchased	15,450	15,940
Total short-term debt	$162,326	$177,570

Effective April 28, 2007, the Corporation entered into a revolving note agreement for a line of credit in the amount of $12 million, all of which is currently available to meet any future cash needs.  The agreement will mature on April 30, 2008.

All federal funds purchased and the majority of repurchase agreements mature and reprice daily.  The average rates paid for federal funds purchased and repurchase agreements on September 30, 2007 were 4.95% and 4.81%, respectively.

Federal Home Loan Bank advances consisted of the following monthly amortizing and term borrowings:

(in thousands)	September 30 2007	December 31 2006
Monthly amortizing	$971	$1,245
Term	40,000	80,000
	$40,971	$81,245

The advances from the Federal Home Loan Bank that require monthly principal payments were due for repayment as follows:

	Principal Payments Due by Period at September 30, 2007
(in thousands)	Total	Within 1 Year	2 Years	3 Years	4 Years	5 Years	After 5 Years
Outstanding advances, weighted average interest rate – 4.15%	$971	$221	$71	$623	$8	$8	$40

The term advances that require the total payment to be made at maturity follow:

(in thousands)	September 30 2007	December 31 2006
Advance #145, 3.31%, due 8/30/07	$0	$40,000
Advance #146, 3.70%, due 8/30/08	40,000	40,000
	$40,000	$80,000

The advances are collateralized by Federal Home Loan Bank stock of $23.7 million and certain first mortgage loans totaling $55.3 million as of September 30, 2007.  Advances totaling $41 million at September 30, 2007 had fixed interest rates ranging from 1.00% to 6.20% with a weighted average rate of 3.71%.  The advances are subject to restrictions or penalties in the event of prepayment.

Long-term debt consists of the following:

(in thousands)	September 30 2007	December 31 2006
Junior subordinated debentures, 9.00%, due 3/31/27	$0	$35,568
Junior subordinated debentures, 8.25%, due 3/31/32	0	25,773
Junior subordinated debentures, 6.52%, due 6/1/37	61,341	0
Total long-term debt	$61,341	$61,341

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

Note 6 – Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 30		September 30
(in thousands)	2007	2006	2007	2006
Numerator:
Net income	$10,476	$9,884	$27,356	$29,544

Denominator:
Basic earnings per share:
Weighted average shares	15,183	15,129	15,186	15,064
Diluted earnings per share:
Effect of dilutive stock options	159	240	231	208
Adjusted weighted average shares	15,342	15,369	15,417	15,272

Earnings per share:
Basic earnings per share	$0.69	$0.65	$1.80	$1.96
Diluted earnings per share	0.68	0.64	1.77	1.93

Options to purchase 292,975 common shares and 102,901 common shares, respectively, for both the three months and nine months ended September 30, 2007 were excluded from the diluted calculations above because the exercise prices on the options were greater than the average market price for the period.  No common shares for the three months and nine months ended September 30, 2006 were excluded from the diluted calculations.

Note 7 – Fair Market Value of Financial Instruments

The estimated fair values of CTBI's financial instruments are as follows:

	September 30 2007		December 31 2006
(in thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$127,946	$127,946	$157,538	$157,538
Securities	387,080	386,063	466,359	464,866
Loans (net of ALLL)	2,206,561	2,181,210	2,139,932	2,104,378
Loans held for sale	1,719	1,738	1,431	1,451
Federal Reserve Bank stock	4,304	4,304	4,290	4,290
Federal Home Loan Bank stock	23,737	23,737	23,737	23,737
Accrued interest receivable	18,161	18,161	17,321	17,321
Capitalized mortgage servicing rights	3,461	3,461	3,390	3,416
	$2,772,969	$2,746,620	$2,813,998	$2,776,997

Financial liabilities:
Deposits	$2,332,875	$2,328,780	$2,341,167	$2,341,474
Short-term borrowings	162,326	163,230	177,570	177,853
Advances from Federal Home Loan Bank	40,971	40,082	81,245	78,281
Long-term debt	61,341	52,289	61,341	60,415
Accrued interest payable	15,542	15,542	7,241	7,241
	$2,613,055	$2,599,923	$2,668,564	$2,665,264

The changes in the estimated fair values from December 31, 2006 to September 30, 2007 are due to interest rate changes and not impairment of any financial instruments.

Item 2.  Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Overview

Community Trust Bancorp, Inc. (“CTBI”) is a bank holding company headquartered in Pikeville, Kentucky.  At September 30, 2007, CTBI owned one commercial bank and one trust company.  Through its subsidiaries, CTBI has seventy-nine banking locations in eastern, northeast, central, and south central Kentucky and southern West Virginia, and five trust offices across Kentucky.  CTBI had total assets of $2.9 billion and total shareholders’ equity of $294.9 million as of September 30, 2007.  CTBI’s common stock is listed on NASDAQ under the symbol CTBI.  Current market participants are Howe Barnes Hoefer & Arnett, Inc.; Goldman, Sachs & Co.; UBS Securities, LLC; Knight Equity Markets, L.P.;  Sandler O'Neill & Partners; Morgan Stanley & Co., Inc.; Lehman Brothers, Inc.; Citadel Derivatives Group, LLC; Keefe, Bruyette & Woods, Inc.; Susquehanna Capital Group; J.J.B. Hilliard, W.L. Lyons; Citigroup Global Markets, Inc.; and FTN Midwest Securities Corp.

CTBI terminated its Agreement and Plan of Merger dated May 31, 2007 with Eagle Fidelity, Inc.  On August 10, 2007, CTBI was informed that the Eagle Board of Directors had determined that a third party had made a “superior proposal” for the acquisition of Eagle.  CTBI’s Board of Directors determined that it would not increase the consideration under the merger agreement.  CTBI received payment of a termination fee under the merger agreement in the amount of $1.2 million during the third quarter 2007.

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

Dividends

The following schedule shows the quarterly cash dividends paid for the past six quarters:

Pay Date	Record Date	Amount Per Share
October 1, 2007	September 15, 2007	$0.27
July 1, 2007	June 15, 2007	$0.27
April 1, 2007	March 15, 2007	$0.27
January 1, 2007	December 15, 2006	$0.27
October 1, 2006	September 15, 2006	$0.26
July 1, 2006	June 15, 2006	$0.26

           On October 23, 2007, the Corporation announced an increase in the cash dividend to $0.29 per share to be paid on January 1, 2008, to shareholders of record on December 15, 2007.

Statement of Income Review

CTBI reported earnings for the quarter ended September 30, 2007 of $10.5 million or $0.69 per basic share compared to $8.9 million or $0.58 per share earned during the quarter ended June 30, 2007 and $9.9 million or $0.65 per share earned during the third quarter of 2006.  Earnings for the nine months ended September 30, 2007 were $27.4 million or $1.80 per basic share compared to $29.5 million or $1.96 per share earned for the first nine months of 2006.

Third Quarter Highlights

❖
CTBI's basic earnings per share for the third quarter 2007 increased 19.0% from prior quarter and 6.2% from prior year third quarter.  Year-to-date earnings per basic share, however, decreased 8.2% from the nine months ended September 30, 2006.

❖
Current quarter earnings were impacted by the receipt of a $1.2 million fee in relation to the termination of the acquisition of Eagle Fidelity, Inc. and the reversal of an employee incentive accrual in the amount of $1.5 million.

❖	CTBI repurchased 196,500 shares of its common stock during the third quarter 2007, leaving 382,019 shares remaining under CTBI's current repurchase authorization.

❖	Core earnings for the quarter and YTD 2007 continue to reflect the pressure on our net interest income as CTBI continues operating within the inverted yield curve.

❖
Nonperforming loans as a percentage of total loans at September 30, 2007 were 1.41%, an increase of $7.6 million over prior quarter and a $15.9 million increase from same period prior year.  The quarter over quarter increase in nonperforming loans is driven by the residential real estate development market in Central Kentucky and consists of three borrowing relationships.  The relationships have been thoroughly analyzed and appropriate reserves established for any potential loss.

❖	Our loan portfolio grew at an annualized rate of 3.5% during the quarter and 3.7% from September 30, 2006.

❖
Our investment portfolio declined 15.2% from prior quarter and 14.5% from prior year resulting from the payment of a $40 million FHLB advance and a decline in deposits which were funded through the sale of auction rate securities.  The FHLB advance was acquired in the third quarter 2004 to fund growth in our investment portfolio.

CTBI had basic weighted average shares outstanding of 15.2 million and 15.1 million, respectively, for the three months ended September 30, 2007 and 2006, and 15.2 million and 15.1 million, respectively, for the nine months ended September 30, 2007 and 2006.  The following table sets forth on an annualized basis the return on average assets and return on average shareholders’ equity for the three and nine months ended September 30, 2007 and 2006:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2007	2006	2007	2006
Return on average shareholders' equity	14.04%	14.40%	12.53%	14.89%
Return on average assets	1.39	1.34	1.22	1.34

Net Interest Income

  As anticipated by management, our net interest margin remained stable during the third quarter 2007.  Our quarterly net interest margin remained at 3.86%, the same as prior quarter, but was a decrease of 22 basis points from the third quarter 2006.  Our year-to-date net interest margin has declined 19 basis points from the first nine months of 2006.

Net interest income for the quarter remained at $26.6 million, the same as  prior quarter, but decreased 3.2% from prior year third quarter, as the yield on average earnings assets increased 2 basis points from September 2006 to September 2007 in comparison to the 33 basis point increase in the cost of interest bearing funds.  Year-to-date net interest income has decreased 2.4% compared to the first nine months of 2006.  Average earning assets have increased 2.5% year over year.

The following table summarizes the annualized net interest spread and net interest margin for the three and nine months ended September 30, 2007 and 2006.

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2007	2006	2007	2006
Yield on interest earning assets	7.18%	7.16%	7.21%	6.96%
Cost of interest bearing funds	4.11	3.78	4.14	3.57
Net interest spread	3.07%	3.38%	3.07%	3.39%

Net interest margin	3.86%	4.08%	3.86%	4.05%

Provision for Loan Losses

The analysis of the changes in the allowance for loan losses and selected ratios is set forth below:

	Nine Months Ended
	September 30
(in thousands)	2007	2006
Allowance balance at January 1	$27,526	$29,506
Additions to allowance charged against operations	4,231	3,105
Recoveries credited to allowance	1,980	2,412
Losses charged against allowance	(5,804)	(7,017)
Allowance balance at September 30	$27,933	$28,006

Allowance for loan losses to period-end loans	1.25%	1.30%
Average loans, net of unearned income	$2,195,940	$2,122,011
Provision for loan losses to average loans, annualized	0.26%	0.20%
Loan charge-offs net of recoveries, to average loans, annualized	0.23%	0.29%

Net loan charge-offs for the quarter of $1.7 million, or 0.30% of average loans annualized, was an increase from prior quarter's 0.23% of average loans annualized and from the 0.29% from prior year third quarter.  Net loan charge-offs for the nine months ended September 30, 2007 of 0.23% of average loans annualized was a decrease from the 0.29% for the first nine months of 2006.  Our reserve for losses on loans as a percentage of total loans outstanding at September 30, 2007 remained at 1.25% from prior quarter, a decrease from the 1.30% at September 30, 2006.  The adequacy of our reserve for losses on loans is analyzed quarterly and adjusted as necessary.

Noninterest Income

Noninterest income for the third quarter 2007 remained relatively stable to prior quarter after normalizing for the receipt of a $1.2 million fee associated with the termination of the Eagle Fidelity, Inc. acquisition, but increased 6.6% normalized from the third quarter 2006.  Year-to-date noninterest income normalized increased more than 9% from the nine months ended September 30, 2006, with increases in gains on sales of loans, deposit service charges, trust revenue, and loan related fees.

Noninterest Expense

Noninterest expense for the quarter decreased 7.7% from prior quarter as a result of the reversal of an employee incentive accrual.  Year-to-date noninterest expense, however, increased 4.8% as the third quarter accrual reversal was offset by the first quarter charge related to unamortized debt issuance costs with the redemption of trust preferred securities.

Balance Sheet Review

CTBI’s total assets decreased $71.7 million or 2.4% from prior quarter and $40.6 million, or an annualized 1.8%, from prior year-end, resulting from the payoff of a $40 million FHLB advance and a decline in deposits which were funded through the sale of auction rate securities.  Loans outstanding at September 30, 2007 were $2.2 billion reflecting a $19.4 million, annualized 3.5%, increase during the quarter, and a $67.0 million or 4.1% increase from prior year-end.  CTBI's investment portfolio decreased $74.7 million from prior quarter and $79.3 million from December 31, 2006.  Deposits, including repurchase agreements, declined $39.7 million, an annualized 6.3%, during the quarter and $23.0 million, an annualized 1.2%, during the first nine months of the year, as CTBI continued its focus on managing deposit growth and pricing controls due to its liquidity position.

Shareholders’ equity of $294.9 million on September 30, 2007 was an annualized increase of 4.4% from June 30, 2007 and an annualized 5.9% increase from the $282.4 million on December 31, 2006.  Our annualized dividend yield to shareholders as of September 30, 2007 was 3.60%.

Loans

Loan growth occurred in the residential and consumer loan portfolios during the third quarter 2007 and in all three major loan categories—commercial, residential, and consumer—from prior year-end.  For the first nine months of 2007, the commercial loan portfolio increased $21.6 million, residential real estate loans increased $28.2 million, and the consumer portfolio increased $17.2 million.

The following tables summarize CTBI’s nonperforming loans as of September 30, 2007 and December 31, 2006.

(in thousands)	Nonaccrual Loans	As a % of Loan Balances by Category	Restructured Loans	As a % of Loan Balances by Category	Accruing Loans Past Due 90 Days or More	As a % of Loan Balances by Category	Total Loan Balances
September 30, 2007
Commercial construction	$4,868	3.49%	$0	0.00%	$2,856	2.05%	$139,531
Commercial secured by real estate	6,418	0.97	0	0.00	3,540	0.54	659,612
Commercial other	4,717	1.43	61	0.02	2,986	0.90	330,559
Consumer real estate construction	615	0.98	0	0.00	0	0.00	62,470
Consumer real estate secured	2,574	0.43	0	0.00	2,487	0.42	595,505
Consumer other	0	0.00	0	0.00	392	0.09	439,518
Equipment lease financing	0	0.00	0	0.00	0	0.00	7,299
Total	$19,192	0.86%	$61	0.00%	$12,261	0.55%	$2,234,494

(in thousands)	Nonaccrual Loans	As a % of Loan Balances by Category	Restructured Loans	As a % of Loan Balances by Category	Accruing Loans Past Due 90 Days or More	As a % of Loan Balances by Category	Total Loan Balances
December 31, 2006
Commercial construction	$430	0.32%	$0	0.00%	$283	0.21%	$133,902
Commercial secured by real estate	3,631	0.57	0	0.00	938	0.15	632,881
Commercial other	3,227	0.96	0	0.00	873	0.26	337,075
Consumer real estate construction	361	0.71	66	0.13	405	0.80	50,588
Consumer real estate secured	2,212	0.38	0	0.00	1,507	0.26	579,197
Consumer other	2	0.00	0	0.00	288	0.07	422,291
Equipment lease financing	0	0.00	0	0.00	0	0.00	11,524
Total	$9,863	0.46%	$66	0.00%	$4,294	0.20%	$2,167,458

Nonperforming loans at September 30, 2007 were $31.5 million compared to $23.9 million at June 30, 2007 and $17.3 million at December 31, 2006.  All nonperforming loans are individually reviewed with specific reserves established when appropriate.  The increase in nonperforming loans is driven primarily by three relationships related to residential development.  We anticipate nonperforming loans to remain higher than recent history as the normal legal collection time period for real estate secured assets has been slowed due to increased volumes in the industry.  Our loan portfolio management processes focus on maintaining appropriate reserves for potential losses.

Foreclosed properties at September 30, 2007 of $6.6 million were a $2.7 million increase from the $3.9 million on June 30, 2007 and a $2.1 million increase from the $4.5 million on December 31, 2006.  The increase was driven by a $2.6 million increase in single family residential properties from our Central Kentucky Region where the market has softened.  The market has not experienced deflation in residential real estate, but the time on the market before sale has extended.

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

Securities

CTBI uses its securities held-to-maturity for production of income and to manage cash flow needs through expected maturities.  CTBI uses its securities available-for-sale for income and balance sheet liquidity management.  Securities available-for-sale reported at fair value decreased from $425.9 million as of December 31, 2006 to $353.0 million at September 30, 2007; the excess of cost over market decreased from $5.0 million to $3.3 million.  The reduction in securities available-for-sale resulted from the payment of a $40 million FHLB advance and a decline in deposits which were funded through the sale of auction rate securities.  Securities held-to-maturity decreased from $40.5 million to $34.1 million during the same period.  Total securities as a percentage of total assets were 15.7% as of December 31, 2006 and 13.2% as of September 30, 2007.

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

CTBI owns securities with an estimated fair value of $353 million that are designated as available-for-sale and available to meet liquidity needs on a continuing basis.  CTBI also has available Federal Home Loan Bank advances for both liquidity and management of its asset/liability position.  FHLB advances decreased from $81.2 million at December 31, 2006 to $41.0 million at September 30, 2007, resulting from the payment of a $40 million advance that was acquired in the third quarter 2004 to fund growth in our investment portfolio.  FHLB borrowing capacity at September 30, 2007 was $396.4 million.  Long-term debt remained at $61.3 million from December 31, 2006 to September 30, 2007.  At September 30, 2007, federal funds sold were $41.9 million compared to $62.1 million at December 31, 2006.  Additionally, management projects cash flows from CTBI's investment portfolio to generate additional liquidity over the next 90 days.

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

The investment portfolio continues to consist of high-quality short-term issues.  The majority of the investment portfolio is in U.S. government and government sponsored agency issuances.  The average life of the portfolio is 3.11 years. Available-for-sale ("AFS") securities comprise approximately 85% of the total investment portfolio.  At the end of the third quarter, the AFS portfolio was approximately 120% of equity capital.  At September 30, 2007, eighty-eight percent of the pledge eligible portfolio was pledged.

CTBI's stock repurchase program began in December 1998 with the authorization to acquire up to 500,000 shares and was increased by an additional 1,000,000 shares in July 2000 and in May 2005.  CTBI repurchased 196,500 shares of its common stock during the third quarter 2007, leaving 382,019 shares remaining under CTBI's current repurchase authorization.  As of September 30, 2007, a total of 2.1 million shares have been repurchased through this program.

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

CTBI’s principal source of funds used to pay dividends to shareholders and service long-term debt is the dividends it receives from the subsidiary bank.  Various federal statutory provisions, in addition to regulatory policies and directives, limit the amount of dividends that subsidiary banks can pay without prior regulatory approval.  These restrictions have had no major impact on CTBI’s dividend policy or its ability to service long-term debt, nor is it anticipated that they would have any major impact in the foreseeable future.  During the remainder of 2007, approximately $60.6 million plus any remaining 2007 net profits can be paid by CTBI’s banking subsidiary without prior regulatory approval.

The primary source of capital for CTBI is retained earnings.  CTBI paid cash dividends of $0.81 per share during the first nine months of 2007.  Basic earnings per share for the same period was $1.80.  CTBI retained 55.0% of earnings for the first nine months of 2007.

Under guidelines issued by banking regulators, CTBI and its subsidiary bank are required to maintain a minimum Tier 1 risk-based capital ratio of 4% and a minimum total risk-based ratio of 8%.  In order to be considered “well-capitalized” CTBI must maintain ratios of 6% and 10%, respectively.  Risk-based capital ratios weight the relative risk factors of all assets and consider the risk associated with off-balance sheet items.  CTBI must also maintain a minimum Tier 1 leverage ratio of 4%.  The well-capitalized ratio for Tier 1 leverage is 5%.  CTBI’s Tier 1 leverage, Tier 1 risk-based, and total risk-based ratios were 9.88%, 12.75%, and 13.99%, respectively, as of September 30, 2007, all exceeding the threshold for meeting the definition of well-capitalized.

As of September 30, 2007, management is not aware of any current recommendations by banking regulatory authorities which, if they were to be implemented, would have, or would be reasonably likely to have, a material adverse impact on CTBI’s liquidity, capital resources, or operations.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Interest rate risk management focuses on maintaining consistent growth in net interest income within Board-approved policy limits.  CTBI uses an earnings simulation model to analyze net interest income sensitivity to movements in interest rates.  Given a 200 basis point increase to the yield curve used in the simulation model, it is estimated net interest income for CTBI would increase by 4.83 percent over one year and by 1.98 percent over two years.  A 200 basis point decrease in the yield curve would decrease net interest income by an estimated 5.35 percent over one year and by 4.89 percent over two years.  For further discussion of CTBI's market risk, see the Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Market Risk included in the Annual Report on Form 10-K for the year ended December 31, 2006.

Item 4. Controls and Procedures

CTBI's management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934.  As of September 30, 2007, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and the Executive Vice President/Treasurer, of the effectiveness of the design and operation of CTBI's disclosure controls and procedures.  Based on that evaluation, management concluded that disclosure controls and procedures as of September 30, 2007 were effective in ensuring material information required to be disclosed in this quarterly report on Form 10-Q was recorded, processed, summarized, and reported on a timely basis.  Additionally, there were no changes in CTBI's internal control over financial reporting that occurred during the quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, CTBI's internal control over financial reporting.

Management's responsibilities related to establishing and maintaining effective disclosure controls and procedures include maintaining effective internal controls over financial reporting that are designed to produce reliable financial statements in accordance with accounting principles generally accepted in the United States.  There have been no significant changes in CTBI's internal controls or in other factors that could significantly affect internal controls subsequent to September 30, 2007.

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

COMMUNITY TRUST BANCORP, INC.

Date: November 9, 2007	By:	/s/ Jean R. Hale
Jean R. Hale
Chairman, President and Chief Executive Officer

/s/ Kevin J. Stumbo
Kevin J. Stumbo
Executive Vice President and Treasurer (Principal Financial Officer)