Form 10-K
period 2007-12-31
COMMUNITY TRUST BANCORP INC /KY/
filed 2008-03-05
CIK 350852

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
For the fiscal year ended December 31, 2007
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “accelerated filer,” “large accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	Accelerated filer ✓	Non-accelerated filer	Smaller reporting company
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	No ✓

Based upon the closing price of the Common Shares of the Registrant on the NASDAQ-Stock Market LLC – Global Select Market, the aggregate market value of voting stock held by non-affiliates of the Registrant as of June 30, 2007 was $456.1 million.  For the purpose of the foregoing calculation only, all directors and executive officers of the Registrant have been deemed affiliates.  The number of shares outstanding of the Registrant’s Common Stock as of February 29, 2008 was 14,961,336.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference into the Form 10-K part indicated:

Document	Form 10-K
(1) Proxy statement for the annual meeting of shareholders to be held April 22, 2008	Part III

i

PART I

Item 1.  Business

Community Trust Bancorp, Inc. (“CTBI”) is a bank holding company registered with the Board of Governors of the Federal Reserve System pursuant to Section 5(a) of the Bank Holding Company Act of 1956, as amended.  CTBI was incorporated August 12, 1980, under the laws of the Commonwealth of Kentucky for the purpose of becoming a bank holding company.  At December 31, 2007, CTBI owned all the capital stock of one commercial bank and one trust company, serving small and mid-sized communities in eastern, northeastern, central, and south central Kentucky and southern West Virginia.  The commercial bank is Community Trust Bank, Inc., Pikeville, Kentucky (the “Bank”) and the trust company is Community Trust and Investment Company, Lexington, Kentucky (the “Trust Company”).  At December 31, 2007, CTBI had total consolidated assets of $2.9 billion and total consolidated deposits, including repurchase agreements, of $2.5 billion, making it the second largest bank holding company headquartered in the Commonwealth of Kentucky.

Through its subsidiaries, CTBI engages in a wide range of commercial and personal banking and trust activities, which include accepting time and demand deposits; making secured and unsecured loans to corporations, individuals and others; providing cash management services to corporate and individual customers; issuing letters of credit; renting safe deposit boxes; and providing funds transfer services.  The lending activities of our Bank include making commercial, construction, mortgage, and personal loans.  Lease-financing, lines of credit, revolving lines of credit, term loans, and other specialized loans, including asset-based financing, are also available.  Our corporate subsidiaries act as trustees of personal trusts, as executors of estates, as trustees for employee benefit trusts, as registrars, transfer agents, and paying agents for bond and stock issues, as depositories for securities, and as providers of full service brokerage services.

COMPETITION

CTBI’s subsidiaries face substantial competition for deposit, credit, and trust relationships, as well as other sources of funding in the communities we serve.  Competing providers include state banks, national banks, thrifts, trust companies, insurance companies, mortgage banking operations, credit unions, finance companies, brokerage companies, and other financial and non-financial companies which may offer products functionally equivalent to those offered by our subsidiaries.  Many of these providers offer services within and outside the market areas served by our subsidiaries.  We strive to offer competitively priced products along with quality customer service to build customer relationships in the communities we serve.

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

The Gramm-Leach-Bliley Act of 1999 (the “GLB Act”) has expanded the permissible activities of a bank holding company.  The GLB Act allows qualifying bank holding companies to elect to be treated as financial holding companies.  A financial holding company may engage in activities that are financial in nature or are incidental or complementary to financial activities.  We have not yet elected to be treated as a financial holding company.  The GLB Act also eliminated restrictions imposed by the Glass-Steagall Financial Services Law, adopted in the 1930s, which prevented banking, insurance, and securities firms from fully entering each other’s business.  This legislation has resulted in further consolidation in the financial services industry.  In addition, removal of these restrictions has increased the number of entities providing banking services and thereby created additional competition.

No material portion of our business is seasonal.  We are not dependent upon any one customer or a few customers, and the loss of any one or a few customers would not have a material adverse effect on us.  See note 18 to the consolidated financial statements for additional information regarding concentrations of credit.

We do not engage in any operations in foreign countries.

EMPLOYEES

As of December 31, 2007, CTBI and subsidiaries had 1,011 full-time equivalent employees.  Our employees are provided with a variety of employee benefits.  A retirement plan, an employee stock ownership plan, group life insurance, major medical insurance, a cafeteria plan, and annual management and employee incentive compensation plans are available to eligible personnel.

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

The operations of CTBI and our subsidiaries also are affected by other banking legislation and policies and practices of various regulatory authorities.  Such legislation and policies include statutory maximum rates on some loans, reserve requirements, domestic monetary and fiscal policy, and limitations on the kinds of services that may be offered.

CTBI’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports are available free of charge on our website at www.ctbi.com as soon as reasonably practicable after such materials are electronically filed with or furnished to the Securities and Exchange Commission.  CTBI’s Code of Business Conduct and Ethics is also available on our website.  Copies of our annual report will be made available free of charge upon written request.

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

Item 1A. Risk Factors

Enterprise Risk Management

Risk is an inherent component of CTBI’s business activities.  The ability to effectively identify, assess, measure, respond, monitor, and report on risk in our business activities is critical to the achievement of CTBI’s mission and strategic objectives.  CTBI utilizes an enterprise wide risk management (EWRM) process designed to provide the Board and management with the capabilities needed to identify, assess, and manage the full spectrum of risks inherent to our industry.  While business unit managers are primarily responsible for managing risk inherent in their areas of responsibility, CTBI has established a risk management governance structure to establish policies, monitor adherence to the policies, and manage the overall risk profile of the company.  CTBI’s EWRM program is not intended to replace normal risk management activities conducted by the business unit managers.  The EWRM program is designed to provide a portfolio view of risks across the entire enterprise.

As an integral part of the risk management process, management has established various committees consisting of senior executives and others within CTBI.  The purpose of these committees is to closely monitor risks and ensure that adequate risk management practices exist within their respective areas of authority.  Some of the principal committees include the Asset/Liability Management (ALCO) Committee, the Loan Portfolio Risk Management Committee, the Senior Credit Committee, the Information Technology Steering Committee, and various compliance-related committees.  Overlapping membership of these committees by senior executives and others helps provide a unified view of risk on an enterprise-wide basis.  To facilitate an enterprise-wide view of CTBI’s risk profile and coordinate the enterprise risk management governance process, a Chief Risk Officer has been appointed, who oversees the process and reports on CTBI’s risk profile.  Additionally, risk champions are assigned for various areas.  The risk champions facilitate implementation of the enterprise risk management and governance process across the company.  An Enterprise Risk Management Committee has been established consisting of senior executives and others within CTBI, which oversees and supports the EWRM process.  The Board of Directors, through its Risk and Compliance Committee, has overall responsibility for oversight of CTBI’s enterprise risk management governance process.

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

Although we do not have a subprime lending program, the current subprime lending crisis may have an adverse effect on our residential loan portfolio as proposed legislation may create an environment that will unreasonably delay the collection of past due amounts and impede our ability to make new residential loans.

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

Our loan portfolio is concentrated primarily in eastern, northeastern, central, and south central Kentucky and southern West Virginia.  Our profits depend on providing products and services to clients in these local regions.  An increase in unemployment, a decrease in real estate values, or increases in interest rates could weaken the local economies in which we operate.  Weakness in our market area could depress our earnings and consequently our financial condition because:
•	Clients may not want or need our products and services;
•	Borrowers may not be able to repay their loans;
•	The value of the collateral securing our loans to borrowers may decline; and
•	The quality of our loan portfolio may decline.

Acquisition Risk
We may have difficulty in the future continuing to grow through acquisitions.

Due to consolidation within the banking industry, the number of suitable acquisition targets has decreased and there is intense competition for attractive acquisitions.  As a result, we may experience difficulty in making acquisitions on acceptable terms.

Any future acquisitions or mergers by CTBI or its banking subsidiary are subject to approval by the appropriate federal and state banking regulators.  The banking regulators evaluate a number of criteria in making their approval decisions, such as:
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

We have a long history of acquiring financial institutions and we expect this acquisition activity to continue in the future.  Difficulties may arise in the integration of the business and operations of the financial institutions that agree to merge with and into CTBI and, as a result, we may not be able to achieve the cost savings and synergies that we expect will result from the merger activities.  Achieving cost savings is dependent on consolidating certain operational and functional areas, eliminating duplicative positions and terminating certain agreements for outside services.  Additional operational savings are dependent upon the integration of the banking businesses of the acquired financial institution with that of CTBI, including the conversion of the acquired entity’s core operating systems, data systems and products to those of CTBI and the standardization of business practices.  Complications or difficulties in the conversion of the core operating systems, data systems, and products of these other banks to those of CTBI may result in the loss of clients, damage to our reputation within the financial services industry, operational problems, one-time costs currently not anticipated by us, and/or reduced cost savings resulting from the merger activities.

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

Our stock price has been volatile in the past, and several factors could cause the price to fluctuate substantially in the future.  These factors include:
•	Actual or anticipated variations in earnings;
•	Changes in analysts' recommendations or projections;
•	CTBI's announcements of developments related to our businesses;
•	Operating and stock performance of other companies deemed to be peers;
•	New technology used or services offered by traditional and non-traditional competitors; and
•	News reports of trends, concerns, and other issues related to the financial services industry.

Our stock price may fluctuate significantly in the future, and these fluctuations may be unrelated to CTBI's performance.  General market price declines or market volatility in the future could adversely affect the price of our common stock, and the current market price may not be indicative of future market prices.

Technology Risk
CTBI continually encounters technological change.

The financial services industry is continually undergoing rapid technological change with frequent introductions of new technology-driven products and services.  The effective use of technology increases efficiency and enables financial institutions to better serve customers and to reduce costs.  Our future success depends, in part, upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands, as well as to create additional efficiencies in our operations.  Many of our competitors have substantially greater resources to invest in technological improvements.  We may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to our customers.  Failure to successfully keep pace with technological change affecting the financial services industry could have a material adverse impact on our business and, in turn, our financial condition and results of operations.

Item 1B. Unresolved Staff Comments

None.

SELECTED STATISTICAL INFORMATION

The following tables set forth certain statistical information relating to CTBI and subsidiaries on a consolidated basis and should be read together with our consolidated financial statements.

Consolidated Average Balance Sheets and Taxable Equivalent Income/Expense and Yields/Rates

	2007			2006			2005
(in thousands)	Average Balances	Interest	Average Rate	Average Balances	Interest	Average Rate	Average Balances	Interest	Average Rate
Earning assets:
Loans (1)(2)(3)	$2,205,431	$171,632	7.78%	$2,131,649	$163,526	7.67%	$2,024,756	$137,602	6.80%
Loans held for sale	2,484	157	6.32	1,685	130	7.71	1,135	131	11.54
Securities:
U.S. Treasury and agencies	275,219	12,034	4.37	312,611	13,520	4.32	391,810	15,984	4.08
Tax exempt state and political subdivisions (3)	45,514	2,946	6.47	49,173	3,175	6.46	50,995	3,237	6.35
Other securities	117,136	5,351	4.57	125,937	5,396	4.28	46,687	1,572	3.37
Federal Reserve Bank and Federal Home Loan Bank stock	28,040	1,794	6.40	27,176	1,588	5.84	25,673	1,337	5.21
Federal funds sold	82,324	4,246	5.16	66,422	3,346	5.04	57,394	1,849	3.22
Interest bearing deposits	2,010	88	4.38	811	38	4.69	993	26	2.62
Undistributed income from unconsolidated subsidiaries	1,856	130	7.00	1,861	160	8.60	1,861	160	8.60
Total earning assets	2,760,014	$198,378	7.19%	2,717,325	$190,879	7.02%	2,601,304	$161,898	6.22%
Allowance for loan and lease losses	(28,129)			(28,622)			(29,236)
	2,731,885			2,688,703			2,572,068
Nonearning assets:
Cash and due from banks	75,667			78,069			78,251
Premises and equipment, net	54,434			56,846			55,480
Other assets	118,727			119,274			111,750
Total assets	$2,980,713			$2,942,892			$2,817,549

Interest bearing liabilities:
Deposits:
Savings and demand deposits	$696,329	$17,457	2.51%	$664,958	$15,399	2.32%	$624,908	$8,787	1.41%
Time deposits	1,231,039	58,180	4.73	1,194,410	48,457	4.06	1,169,680	34,225	2.93
Repurchase agreements and federal funds purchased	174,697	8,429	4.82	185,098	8,620	4.66	118,906	3,819	3.21
Advances from Federal Home Loan Bank	67,452	2,402	3.56	108,355	3,648	3.37	152,823	4,872	3.19
Long-term debt	61,830	4,364	7.06	61,341	5,414	8.83	61,341	5,414	8.83
Total interest bearing liabilities	2,231,347	$90,832	4.07%	2,214,162	$81,538	3.68%	2,127,658	$57,117	2.68%
Noninterest bearing liabilities:
Demand deposits	425,534			435,017			423,147
Other liabilities	29,726			24,511			20,625
Total liabilities	2,686,607			2,673,690			2,571,430

Shareholders’ equity	294,106			269,202			246,119
Total liabilities and shareholders’ equity	$2,980,713			$2,942,892			$2,817,549

Net interest income		$107,546			$109,341			$104,781
Net interest spread			3.12%			3.34%			3.54%
Benefit of interest free funding			0.78%			0.68%			0.48%
Net interest margin			3.90%			4.02%			4.02%

(1) Interest includes fees on loans of $1,819, $1,500, and $2,841 in 2007, 2006, and 2005, respectively.
(2) Loan balances are net of unearned income and include principal balances on nonaccrual loans.
(3) Tax exempt income on securities and loans is reported on a fully taxable equivalent basis using a 35% rate.

Net Interest Differential

The following table illustrates the approximate effect of volume and rate changes on net interest differentials between 2007 and 2006 and also between 2006 and 2005.

	Total Change	Change Due to		Total Change	Change Due to
(in thousands)	2007/2006	Volume	Rate	2006/2005	Volume	Rate
Interest income
Loans	$8,106	$5,718	$2,388	$25,924	$7,536	$18,388
Loans held for sale	27	54	(27)	(1)	51	(52)
U.S. Treasury and agencies	(1,486)	(1,601)	115	(2,463)	(3,081)	618
Tax exempt state and political subdivisions	(229)	(236)	7	(62)	(114)	52
Other securities	(45)	(364)	319	3,825	3,295	530
Federal Reserve Bank and Federal Home Loan Bank stock	206	52	154	250	81	169
Federal funds sold	900	818	82	1,496	327	1,169
Interest bearing deposits	50	53	(3)	12	(4)	16
Undistributed income from unconsolidated subsidiaries	(30)	0	(30)	0	0	0
Total interest income	7,499	4,494	3,005	28,981	8,091	20,890

Interest expense
Savings and demand deposits	2,058	748	1,310	6,612	596	6,016
Time deposits	9,723	1,523	8,200	14,232	738	13,494
Repurchase agreements and federal funds purchased	(191)	(474)	283	4,801	2,655	2,146
Advances from Federal Home Loan Bank	(1,246)	(1,308)	62	(1,224)	(1,351)	127
Long-term debt	(1,050)	43	(1,093)	0	0	0
Total interest expense	9,294	532	8,762	24,421	2,638	21,783

Net interest income	$(1,795)	$3,962	$(5,757)	$4,560	$5,453	$(893)

For purposes of the above table, changes which are due to both rate and volume are allocated based on a percentage basis, using the absolute values of rate and volume variance as a basis for percentages.  Income is stated at a fully taxable equivalent basis, assuming a 35% tax rate.

Investment Portfolio

The maturity distribution and weighted average interest rates of securities at December 31, 2007 are as follows:

Available-for-sale

	Estimated Maturity at December 31, 2007
	Within 1 Year		1-5 Years		5-10 Years		After 10 Years		Total Fair Value		Amortized Cost
(in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount
U.S. Treasury, government agencies, and government sponsored agencies	$2,218	5.32%	$118,641	4.61%	$101,636	4.55%	$784	6.06%	$223,279	4.59%	$225,356
State and municipal obligations	6,671	6.62	25,979	6.50	8,090	6.63	396	6.08	41,136	6.54	40,472
Other securities	1	7.75	19,687	4.42	0	0.00	40,050	6.61	59,738	5.89	60,051
Total	$8,890	6.30%	$164,307	4.88%	$109,726	4.70%	$41,230	6.59%	$324,153	5.08%	$325,879

Held-to-maturity

	Estimated Maturity at December 31, 2007
	Within 1 Year		1-5 Years		5-10 Years		After 10 Years		Total Amortized Cost		Fair Value
(in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount
U.S. Treasury, government agencies, and government sponsored agencies	$0	0.00%	$31,058	3.83%	$0	0.00%	$0	0.00%	$31,058	3.83%	$30,436
State and municipal obligations	325	6.38	394	6.61	0	0.00	1,182	5.97	1,901	6.17	1,914
Total	$325	6.38%	$31,452	3.86%	$0	0.00%	$1,182	5.97%	$32,959	3.97%	$32,350

Total Securities	$9,215	6.30%	$195,759	4.72%	$109,726	4.70%	$42,412	6.58%	$357,112	4.98%	$358,229

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

Excluding those holdings of the investment portfolio in U.S. Treasury securities and other agencies of the U.S. government, there were no securities of any one issuer that exceeded 10% of our shareholders’ equity at December 31, 2007.

The book values of securities available-for-sale and securities held-to-maturity as of December 31, 2007 and 2006 are presented in note 4 to the consolidated financial statements.

The book value of securities at December 31, 2005 is presented below:

(in thousands)	Available-for-Sale	Held-to-Maturity
U.S. Treasury and government agencies	$2,005	$0
State and political subdivisions	46,932	3,134
U.S. government sponsored agencies and mortgage-backed pass through certificates	288,631	45,310
Collateralized mortgage obligations	1,012	0
Other debt securities	16,991	0
Total debt securities	355,571	48,444
Marketable equity securities	40,000	0
Total securities	$395,571	$48,444

Loan Portfolio

(in thousands)	2007	2006	2005	2004	2003
Commercial:
Construction	$143,773	$133,902	$115,721	$75,078	$67,147
Secured by real estate	640,574	632,881	665,911	613,059	583,924
Other	333,774	337,075	301,828	276,921	256,837
Total commercial	1,118,121	1,103,858	1,083,460	965,058	907,908

Real estate construction	69,021	50,588	51,232	30,456	32,495
Real estate mortgage	599,665	579,197	542,809	499,410	413,939
Consumer	435,273	422,291	414,920	395,588	368,578
Equipment lease financing	5,817	11,524	14,923	12,007	13,340
Total loans	$2,227,897	$2,167,458	$2,107,344	$1,902,519	$1,736,260

Percent of total year-end loans
Commercial:
Construction	6.45%	6.18%	5.49%	3.95%	3.87%
Secured by real estate	28.75	29.20	31.60	32.22	33.63
Other	14.98	15.55	14.32	14.56	14.79
Total commercial	50.18	50.93	51.41	50.73	52.29

Real estate construction	3.10	2.34	2.43	1.60	1.87
Real estate mortgage	26.92	26.72	25.76	26.25	23.84
Consumer	19.54	19.48	19.69	20.79	21.23
Equipment lease financing	0.26	0.53	0.71	0.63	0.77
Total loans	100.00%	100.00%	100.00%	100.00%	100.00%

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

	Maturity at December 31, 2007
(in thousands)	Within One Year	After One but Within Five Years	After Five Years	Total
Commercial secured by real estate and commercial other	$263,751	$256,753	$453,844	$974,348
Commercial and real estate construction	153,547	34,075	25,172	212,794
	$417,298	$290,828	$479,016	$1,187,142

Rate sensitivity:
Predetermined rate	$102,754	$105,847	$45,724	$254,325
Adjustable rate	314,544	184,981	433,292	932,817
	$417,298	$290,828	$479,016	$1,187,142

Nonperforming Assets

(in thousands)	2007	2006	2005	2004	2003
Nonaccrual loans	$22,237	$9,863	$12,219	$13,808	$9,705
Restructured loans	20	66	899	974	1,726
90 days or more past due and still accruing interest	9,622	4,294	8,284	5,319	5,463
Total nonperforming loans	31,879	14,223	21,402	20,101	16,894

Foreclosed properties	7,851	4,524	5,410	4,756	6,566
Total nonperforming assets	$39,730	$18,747	$26,812	$24,857	$23,460

Nonperforming assets to total loans and foreclosed properties	1.78%	0.86%	1.27%	1.30%	1.35%
Allowance to nonperforming loans	88.00%	193.54%	137.87%	134.41%	145.93%

Nonaccrual, Past Due, and Restructured Loans

(in thousands)	Nonaccrual loans	As a % of Loan Balances by Category	Restructured Loans	As a % of Loan Balances by Category	Accruing Loans Past Due 90 Days or More	As a % of Loan Balances by Category	Balances
December 31, 2007
Commercial construction	$8,682	6.04%	$0	0.00%	$1,733	1.21%	$143,773
Commercial secured by real estate	5,715	0.89	0	0.00	3,300	0.52	640,574
Commercial other	4,489	1.34	20	0.01	1,305	0.39	333,774
Consumer real estate construction	723	1.05	0	0.00	722	1.05	69,021
Consumer real estate secured	2,628	0.44	0	0.00	2,113	0.35	599,665
Consumer other	0	0.00	0	0.00	449	0.10	435,273
Equipment lease financing	0	0.00	0	0.00	0	0.00	5,817
Total	$22,237	1.00%	$20	0.00%	$9,622	0.43%	$2,227,897

December 31, 2006
Commercial construction	$430	0.32%	$0	0.00%	$283	0.21%	$133,902
Commercial secured by real estate	3,631	0.57	17	0.00	938	0.15	632,881
Commercial other	3,227	0.96	49	0.01	873	0.26	337,075
Consumer real estate construction	361	0.71	0	0.00	405	0.80	50,588
Consumer real estate secured	2,212	0.38	0	0.00	1,507	0.26	579,197
Consumer other	2	0.00	0	0.00	288	0.07	422,291
Equipment lease financing	0	0.00	0	0.00	0	0.00	11,524
Total	$9,863	0.46%	$66	0.00%	$4,294	0.20%	$2,167,458

In 2007, gross interest income that would have been recorded on nonaccrual loans had the loans been current in accordance with their original terms amounted to $2.3 million.  Interest income actually received and included in net income for the period was $0.3 million, leaving $2.0 million of interest income not recognized during the period.

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

Foreign Outstandings

None

Loan Concentrations

We had no concentration of loans exceeding 10% of total loans at December 31, 2007.  See note 18 to the consolidated financial statements for further information.

Analysis of the Allowance for Loan and Lease Losses

(in thousands)	2007	2006	2005	2004	2003
Allowance for loan and lease losses, beginning of year	$27,526	$29,506	$27,017	$24,653	$23,271
Loans charged off:
Commercial construction	273	23	56	339	164
Commercial secured by real estate	1,106	872	826	1,135	773
Commercial other	2,134	3,816	4,233	2,331	4,085
Real estate construction	32	56	10	20	0
Real estate mortgage	547	572	746	683	957
Consumer	4,340	4,091	5,097	5,080	5,725
Equipment lease financing	0	0	0	0	0
Total charge-offs	8,432	9,430	10,968	9,588	11,704

Recoveries of loans previously charged off:
Commercial construction	0	0	0	1	32
Commercial secured by real estate	180	132	94	301	243
Commercial other	428	689	766	382	450
Real estate construction	1	0	20	0	0
Real estate mortgage	250	210	310	244	159
Consumer	1,561	2,114	2,223	2,376	2,870
Equipment lease financing	0	0	0	0	0
Total recoveries	2,420	3,145	3,413	3,304	3,754

Net charge-offs:
Commercial construction	273	23	56	338	132
Commercial secured by real estate	926	740	732	834	530
Commercial other	1,706	3,127	3,467	1,949	3,635
Real estate construction	31	56	(10)	20	0
Real estate mortgage	297	362	436	439	798
Consumer	2,779	1,977	2,874	2,704	2,855
Equipment lease financing	0	0	0	0	0
Total net charge-offs	6,012	6,285	7,555	6,284	7,950

Provisions charged against operations	6,540	4,305	8,285	8,648	9,332

Allowance of acquired bank	0	0	1,759	0	0
Balance, end of year	$28,054	$27,526	$29,506	$27,017	$24,653

Allocation of allowance, end of year:
Commercial construction	$3,194	$2,059	$1,799	$1,123	$2,623
Commercial secured by real estate	9,081	7,224	10,354	8,285	7,010
Commercial other	4,817	4,335	4,693	3,745	1,392
Real estate construction	335	206	159	107	1,034
Real estate mortgage	2,907	2,352	1,677	1,435	741
Consumer	5,034	4,288	4,602	3,104	3,341
Equipment lease financing	76	126	232	168	160
Unallocated	2,610	6,936	5,990	9,050	8,352
Balance, end of year	$28,054	$27,526	$29,506	$27,017	$24,653

Average loans outstanding, net of unearned interest	$2,205,431	$2,131,649	$2,024,756	$1,816,146	$1,658,289
Loans outstanding at end of year, net of unearned interest	$2,227,897	$2,167,458	$2,107,344	$1,902,519	$1,736,260

Net charge-offs to average loan type:
Commercial construction	0.19%	0.02%	0.06%	0.47%	0.19%
Commercial secured by real estate	0.14	0.11	0.11	0.14	0.10
Commercial other	0.51	0.99	1.18	0.76	1.29
Real estate construction	0.05	0.11	(0.03)	0.06	0.00
Real estate mortgage	0.05	0.06	0.08	0.09	0.20
Consumer	0.64	0.48	0.71	0.70	0.79
Equipment lease financing	0.00	0.00	0.00	0.00	0.00
Total	0.27%	0.29%	0.37%	0.35%	0.48%

Other ratios:
Allowance to net loans, end of year	1.26%	1.27%	1.40%	1.42%	1.42%
Provision for loan losses to average loans	0.30%	0.20%	0.41%	0.48%	0.56%

The allowance for loan and lease losses balance is maintained at a level considered adequate to cover anticipated probable losses based on past loss experience, general economic conditions, information about specific borrower situations including their financial position and collateral values, and other factors and estimates which are subject to change over time.  This analysis is completed quarterly and forms the basis for allocation of the loan loss reserve and what charges to the provision may be required.  See note 1 to the consolidated financial statements for further information.

Average Deposits and Other Borrowed Funds

(in thousands)	2007	2006	2005
Deposits:
Noninterest bearing deposits	$425,534	$435,017	$423,147
NOW accounts	18,590	18,338	16,486
Money market accounts	483,782	437,707	383,900
Savings accounts	193,957	208,914	224,522
Certificates of deposit of $100,000 or more	456,483	417,671	409,866
Certificates of deposit < $100,000 and other time deposits	774,556	776,738	759,814
Total deposits	2,352,902	2,294,385	2,217,735

Other borrowed funds:
Repurchase agreements and federal funds purchased	174,697	185,098	118,906
Other short-term borrowings	0	0	0
Advances from Federal Home Loan Bank	67,452	108,355	152,823
Long-term debt	61,830	61,341	61,341
Total other borrowed funds	303,979	354,794	333,070
Total deposits and other borrowed funds	$2,656,881	$2,649,179	$2,550,805

The maximum balance for federal funds purchased and repurchase agreements at any month-end during 2007 occurred at August 31, 2007, with a month-end balance of $203.6 million.  The maximum balance for federal funds purchased and repurchase agreements at any month-end during 2006 occurred at May 31, 2006, with a month-end balance of $220.2 million.  The maximum balance for federal funds purchased and repurchase agreements at any month-end during 2005 occurred at December 31, 2005, with a month-end balance of $146.6 million.

Maturities and/or repricing of time deposits of $100,000 or more outstanding at December 31, 2007 are summarized as follows:

(in thousands)	Certificates of Deposit	Other Time Deposits	Total
Three months or less	$136,887	$10,239	$147,126
Over three through six months	76,142	5,751	81,893
Over six through twelve months	182,874	7,547	190,421
Over twelve through sixty months	33,753	7,452	41,205
Over sixty months	100	200	300
	$429,756	$31,189	$460,945

Item 2.  Properties

Our main office, which is owned by the Bank, is located at 346 North Mayo Trail, Pikeville, Kentucky 41501.  Following is a schedule of properties owned and leased by CTBI and its subsidiaries as of December 31, 2007:

Location	Owned	Leased	Total
Banking locations:
Community Trust Bank, Inc.
* Pikeville Market (lease land to 3 owned locations)	9	1	10
10 locations in Pike County, Kentucky
Floyd/Knott/Johnson Market (lease land to 1 owned location)	3	1	4
2 locations in Floyd County, Kentucky, 1 location in Knott County, Kentucky, and 1 location in Johnson County, Kentucky
Tug Valley Market (lease land to 1 owned location)	2	0	2
1 location in Pike County, Kentucky, 1 location in Mingo County, West Virginia
Whitesburg Market	4	1	5
5 locations in Letcher County, Kentucky
Hazard Market (lease land to 2 owned locations)	4	0	4
4 locations in Perry County, Kentucky
* Lexington Market (lease land to 2 owned locations)	3	2	5
5 locations in Fayette County, Kentucky
Winchester Market	1	1	2
2 locations in Clark County, Kentucky
Richmond Market (lease land to 1 owned location)	3	0	3
3 locations in Madison County, Kentucky
Mt. Sterling Market	2	0	2
2 locations in Montgomery County, Kentucky
* Versailles Market (lease land to 1 owned location)	3	2	5
2 locations in Woodford County, Kentucky, 2 locations in Franklin County, Kentucky, and 1 location in Scott County, Kentucky
Danville Market (lease land to 1 owned location)	3	0	3
2 locations in Boyle County, Kentucky and 1 location in Mercer County, Kentucky
* Ashland Market (lease land to 1 owned location)	5	0	5
4 locations in Boyd County, Kentucky and 1 location in Greenup County, Kentucky
Flemingsburg Market	4	0	4
4 locations in Fleming County, Kentucky
Advantage Valley Market	3	0	3
2 locations in Lincoln County, West Virginia and 1 location in Wayne County, West Virginia
Summersville Market	1	0	1
1 location in Nicholas County, West Virginia
* Middlesboro Market (lease land to 1 owned location)	3	0	3
3 locations in Bell County, Kentucky
Williamsburg Market	5	0	5
2 locations in Whitley County, Kentucky and 3 locations in Laurel County, Kentucky
Campbellsville Market (lease land to 2 owned locations)	8	0	8

2 locations in Taylor County, Kentucky, 2 locations in Pulaski County, Kentucky, 1 location in Adair County, Kentucky, 1 location in Green County, Kentucky, 1 location in Russell County, Kentucky, and 1 location in Marion County, Kentucky

Mt. Vernon Market	2	0	2
2 locations in Rockcastle County, Kentucky
Total banking locations	68	8	76
Operational locations:
Community Trust Bank, Inc.
Pikeville (Pike County, Kentucky) (lease land to 1 location)	1	0	1
Lexington (Fayette County, Kentucky)	0	1	1
Total operational locations	1	1	2

Other:
Community Trust Bank, Inc.
Ashland (Boyd County, Kentucky)	0	1	1
Total other locations	0	1	1

Total locations	69	10	79

* Community Trust and Investment Company has leased offices in the main office locations in these markets.

See notes 9 and 15 to the consolidated financial statements included herein for the year ended December 31, 2007, for additional information relating to lease commitments and amounts invested in premises and equipment.

Item 3.  Legal Proceedings

CTBI and subsidiaries, and from time to time, our officers, are named defendants in legal actions arising from ordinary business activities.  Management, after consultation with legal counsel, believes any pending actions are without merit or that the ultimate liability, if any, will not materially affect our consolidated financial position or results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders, through solicitation of proxies or otherwise, during the fourth quarter of 2007.

Executive Officers of the Registrant

Set forth below are the executive officers of CTBI at December 31, 2007, their positions with CTBI, and the year in which they first became an executive officer or director.

Name and Age (1)	Positions and Offices Currently Held	Date First Became Director or Executive Officer		Principal Occupation
Jean R. Hale; 61	Chairman, President and CEO	1992	(2)	Chairman, President and CEO of Community Trust Bancorp, Inc.

Mark A. Gooch; 49	Executive Vice President and Secretary	1997	(3)	President and CEO of Community Trust Bank, Inc.

Tracy Little; 67	Executive Vice President	2003	(4)	President and CEO of Community Trust and Investment Company

Michael S. Wasson; 56	Executive Vice President	2000		Executive Vice President/ Central Kentucky Region President of Community Trust Bank, Inc.

James B. Draughn; 48	Executive Vice President	2001		Executive Vice President/Operations of Community Trust Bank, Inc.

Kevin J. Stumbo; 47	Executive Vice President and Treasurer	2002	(5)	Executive Vice President/ Controller of Community Trust Bank, Inc.

Ricky D. Sparkman; 45	Executive Vice President	2002	(6)	Executive Vice President/ South Central Region President of Community Trust Bank, Inc.

Richard W. Newsom; 53	Executive Vice President	2002	(7)	Executive Vice President/ Eastern Region President of Community Trust Bank, Inc.

James J. Gartner; 66	Executive Vice President	2002	(8)	Executive Vice President/ Chief Credit Officer of Community Trust Bank, Inc.

Larry W. Jones; 61	Executive Vice President	2002	(9)	Executive Vice President/ Northeast Region President of Community Trust Bank, Inc.

Steven E. Jameson; 51	Executive Vice President	2004	(10)	Executive Vice President/ Chief Internal Audit & Risk Officer

(1)	The ages listed for CTBI's executive officers are as of February 29, 2008.

(2)	Ms. Hale assumed the position of Chairman of the Board effective December 31, 2004.

(3)	Mr. Gooch was named Secretary of CTBI effective April 26, 2005.

(4)
Mr. Little began employment with CTBI on August 4, 2003.  Prior to joining CTBI, Mr. Little served for three years in Sarasota, Florida as Vice President of Fisher Investments, Inc., a $10 billion private investment firm headquartered in Woodside, California.  For the two years prior, he served as Senior Vice President and Executive Officer in charge of the Private Client Group of Provident Bank of Florida.  Mr. Little has thirty-nine years in the trust and banking business and has been the executive in charge of five different trust departments and trust companies.

(5)
Mr. Stumbo served as Senior Vice President/Controller for the Bank for five years prior to being promoted to Executive Vice President/Controller.  Mr. Stumbo was named Treasurer of CTBI effective April 26, 2005.  Mr. Stumbo has been a Certified Public Accountant since 1985.

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

(8)
Mr. Gartner was employed for two years as Executive Vice President/Risk Management by Hamilton Bank, N.A., Miami, Florida, with assets of $1.2 billion prior to joining CTBI.  Prior to accepting his position at Hamilton Bank, Mr. Gartner was employed as Executive Vice President/Risk Manager, Chief Credit Officer, and Director at First National Bank of Nevada Holding Company.  For two months in 1998, Mr. Gartner served as Executive Vice President/Merger Liaison Officer at Norwest Bank Arizona which purchased the Bank of Arizona and The Bank of New Mexico where Mr. Gartner served as Executive Vice President/Risk Management, Chief Credit Officer, and Director of the Bank of Arizona for the two years prior.

(9)
Mr. Jones was employed by AmSouth Bancorp, a $35 billion financial services corporation, as District/City President for three years prior to joining CTBI.  Mr. Jones was employed by First American National Bank as Division Manager for north Mississippi for one year prior to its merger with AmSouth in 1999.  For the thirty years prior, Mr. Jones was employed by Deposit Guaranty National Bank, formerly Security State Bank, prior to its merger with First American National Bank most recently as President/Community Bank.

(10)
Mr. Jameson is a non-voting member of the Executive Committee.  Mr. Jameson served as Lead Auditing Specialist for The World Bank Group in Washington, D.C. for one year prior to joining CTBI in April 2004.  For the four years prior, Mr. Jameson was employed by The Institute of Internal Auditors, Inc. in Altamonte Springs, Florida as Assistant Vice President of the Professional Practices Group.  Mr. Jameson's certifications include Certified Public Accountant, Certified Internal Auditor, Certified Bank Auditor, Certified Fraud Examiner, Certified Financial Services Auditor, and Certification in Control Self-Assessment.

PART II

Item 5.  Market for the Registrant’s Common Equity, Related Shareholder Matters, and Issuer Purchases of Equity Securities

Our common stock is listed on The NASDAQ-Stock Market LLC – Global Select Market under the symbol CTBI.  As of February 29, 2008, there were 5,745 holders of record of our outstanding common shares.  Additional information required by this item is included in the Quarterly Financial Data below:

Quarterly Financial Data
(Unaudited)

(in thousands except per share amounts)
Three Months Ended	December 31	September 30	June 30	March 31
2007
Net interest income	$26,939	$26,592	$26,611	$25,890
Net interest income, taxable equivalent basis	27,303	26,971	26,989	26,282
Provision for loan losses	2,309	1,915	1,846	470
Noninterest income	9,202	9,934	8,974	8,498
Noninterest expense	20,297	19,324	20,938	22,496
Net income	9,271	10,476	8,858	8,022

Per common share:
Basic earnings per share	$0.62	$0.69	$0.58	$0.53
Diluted earnings per share	0.61	0.68	0.57	0.52
Dividends declared	0.29	0.27	0.27	0.27

Common stock price:
High	$32.50	$33.46	$37.98	$41.50
Low	26.09	26.47	31.40	33.87
Last trade	27.53	30.01	32.30	36.23

Selected ratios:
Return on average assets, annualized	1.26%	1.39%	1.18%	1.09%
Return on average common equity, annualized	12.22	14.04	12.16	11.33
Net interest margin, annualized	4.02	3.86	3.86	3.84

2006
Net interest income	$26,738	$27,465	$27,206	$26,358
Net interest income, taxable equivalent basis	27,135	27,861	27,597	26,748
Provision for loan losses	1,200	1,755	1,350	0
Noninterest income	8,572	8,191	8,054	7,742
Noninterest expense	20,506	19,957	19,867	20,077
Net income	9,520	9,884	9,892	9,768

Per common share:
Basic earnings per share	$0.63	$0.65	$0.66	$0.65
Diluted earnings per share	0.62	0.64	0.65	0.64
Dividends declared	0.27	0.26	0.26	0.26

Common stock price:
High	$42.59	$39.07	$35.50	$35.90
Low	36.51	33.62	31.50	30.60
Last trade	41.53	37.65	34.93	33.90

Selected ratios:
Return on average assets, annualized	1.28%	1.34%	1.33%	1.36%
Return on average common equity, annualized	13.45	14.40	15.02	15.27
Net interest margin, annualized	3.95	4.08	4.03	4.04

Dividends

The annual dividend paid to our stockholders was increased from $1.05 per share to $1.10 per share during 2007.  We have adopted a conservative policy of cash dividends by maintaining an average annual cash dividend ratio of less than 45%, with periodic stock dividends.  Dividends are typically paid on a quarterly basis.  Future dividends are subject to the discretion of CTBI’s Board of Directors, cash needs, general business conditions, dividends from our subsidiaries, and applicable governmental regulations and policies.  For information concerning restrictions on dividends from the subsidiary bank to CTBI, see note 20 to the consolidated financial statements included herein for the year ended December 31, 2007.

Stock Repurchases

CTBI repurchased 196,500 shares of its common stock during 2007, leaving 382,019 shares remaining under CTBI's current repurchase authorization.  We did not acquire any shares of stock through the stock repurchase program during the year 2006.  For further information, see the Liquidity and Market Risk section of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Common Stock Performance

The following graph shows the cumulative return experienced by CTBI's shareholders during the last five years compared to the NASDAQ Stock Market (U.S.) and the NASDAQ Bank Stock Index.  The graph assumes the investment of $100 on December 31, 2002 in CTBI's common stock and in each index and the reinvestment of all dividends paid during the five-year period.

Comparison of 5 Year Cumulative Total Return
among Community Trust Bancorp, Inc., NASDAQ Stock Market (U.S.),
and NASDAQ Bank Stocks

$300
$200
$100
$0
2002
2003
2004
2005
2006
2007
Community Trust Bancorp, Inc.
NASDAQ Stock Market (U.S.)
NASDAQ Bank Stocks

Fiscal Year Ending December 31 ($)
	2002	2003	2004	2005	2006	2007
Community Trust Bancorp, Inc.	100.00	135.70	164.23	161.03	222.98	153.72
NASDAQ Stock Market (U.S.)	100.00	149.52	162.72	166.18	182.57	197.98
NASDAQ Bank Stocks	100.00	128.64	147.22	143.82	161.41	127.92

Item 6.  Selected Financial Data 2003-2007

(in thousands except per share amounts and # of employees)
Year Ended December 31	2007	2006	2005	2004	2003
Interest income	$196,864	$189,305	$160,322	$130,561	$128,554
Interest expense	90,832	81,538	57,117	37,349	43,935
Net interest income	106,032	107,767	103,205	93,212	84,619
Provision for loan losses	6,540	4,305	8,285	8,648	9,332
Noninterest income	36,608	32,559	33,467	33,917	36,372
Noninterest expense	83,055	80,407	78,569	74,595	70,735
Income before income taxes	53,045	55,614	49,818	43,886	40,924
Income taxes	16,418	16,550	15,406	12,936	12,033
Net income	$36,627	$39,064	$34,412	$30,950	$28,891

Per common share:
Basic earnings per share	$2.42	$2.59	$2.31	$2.09	$1.95
Cash dividends declared-	$1.10	$1.05	$0.98	$0.87	$0.75
as a % of net income	45.45%	40.54%	42.42%	41.63%	38.46%
Book value, end of year	$20.03	$18.63	$16.93	$15.91	$14.95
Market price, end of year	$27.53	$41.53	$30.75	$32.36	$27.46
Market to book value, end of year	1.37	x	2.23	x	1.82	x	2.03	x	1.84	x
Price/earnings ratio, end of year	11.38	x	16.03	x	13.31	x	15.48	x	14.08	x
Cash dividend yield, end of year	4.00%	2.53%	3.19%	2.69%	2.73%

At year-end:
Total assets	$2,902,684	$2,969,761	$2,851,053	$2,710,935	$2,475,880
Long-term debt	61,341	61,341	61,341	61,341	61,341
Shareholders’ equity	301,355	282,375	253,945	236,169	221,393

Averages:
Assets	$2,980,713	$2,942,892	$2,817,549	$2,545,133	$2,494,147
Deposits	2,352,902	2,294,385	2,217,735	2,078,691	2,109,752
Earning assets	2,760,014	2,717,325	2,601,304	2,339,401	2,292,720
Loans	2,205,431	2,131,649	2,024,756	1,816,146	1,658,289
Shareholders’ equity	294,106	269,202	246,119	229,561	215,086

Profitability ratios:
Return on average assets	1.23%	1.33%	1.22%	1.22%	1.16%
Return on average equity	12.45%	14.51%	13.98%	13.48%	13.43%

Capital ratios:
Equity to assets, end of year	10.38%	9.51%	8.91%	8.71%	8.94%
Average equity to average assets	9.87%	9.15%	8.74%	9.02%	8.62%

Risk based capital ratios:
Tier 1 capital
(to average assets)	10.32%	9.58%	8.94%	8.78%	8.73%
Tier 1 capital
(to risk weighted assets)	13.24%	12.21%	11.52%	11.82%	11.35%
Total capital
(to risk weighted assets)	14.49%	13.43%	12.76%	13.07%	12.60%

Other significant ratios:
Allowance to net loans, end of year	1.26%	1.27%	1.40%	1.42%	1.42%
Allowance to nonperforming loans, end of year	88.00%	193.54%	137.87%	134.41%	145.93%
Nonperforming assets to loans and foreclosed properties, end of year	1.78%	0.86%	1.27%	1.30%	1.35%

Net interest margin	3.90%	4.02%	4.02%	4.06%	3.76%

Other statistics:
Average common shares outstanding	15,150	15,086	14,908	14,811	14,821
Number of full-time equivalent employees, end of year	1,011	1,021	1,003	954	901

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The following Management's Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand Community Trust Bancorp, Inc., our operations, and our present business environment.  The MD&A is provided as a supplement to—and should be read in conjunction with—our consolidated financial statements and the accompanying notes thereto contained in Item 8 of this annual report.  The MD&A includes the following sections:

❖	Our Business

❖	Critical Accounting Policies and Estimates

❖	Results of Operations

❖	Liquidity and Market Risk

❖	Stock Repurchase Program

❖	Interest Rate Risk

❖	Capital Resources

❖	Impact of Inflation, Changing Prices, and Local Economic Conditions

❖	Contractual Obligations and Commitments

Our Business

Community Trust Bancorp, Inc. (“CTBI”) is a bank holding company headquartered in Pikeville, Kentucky.  At December 31, 2007, CTBI owned one commercial bank and one trust company.  Through its subsidiaries, CTBI has seventy-six banking locations in eastern, northeast, central, and south central Kentucky and southern West Virginia, and five trust offices across Kentucky.  At December 31, 2007, CTBI had total consolidated assets of $2.9 billion and total consolidated deposits, including repurchase agreements, of $2.5 billion, making it the second largest bank holding company headquartered in the Commonwealth of Kentucky.  Total shareholders’ equity at December 31, 2007 was $301.4 million.

Through its subsidiaries, CTBI engages in a wide range of commercial and personal banking and trust activities, which include accepting time and demand deposits; making secured and unsecured loans to corporations, individuals and others; providing cash management services to corporate and individual customers; issuing letters of credit; renting safe deposit boxes; and providing funds transfer services.  The lending activities of our Bank include making commercial, construction, mortgage, and personal loans.  Lease-financing, lines of credit, revolving lines of credit, term loans, and other specialized loans, including asset-based financing, are also available.  Our corporate subsidiaries act as trustees of personal trusts, as executors of estates, as trustees for employee benefit trusts, as registrars, transfer agents, and paying agents for bond and stock issues, as depositories for securities, and as providers of full service brokerage services.  For further information, see Item 1 of this annual report.

Additional Information

CTBI terminated its previously announced Agreement and Plan of Merger dated May 31, 2007 with Eagle Fidelity, Inc.  On August 10, 2007, CTBI was informed that the Eagle Board of Directors had determined that a third party had made a “superior proposal” for the acquisition of Eagle.  CTBI’s Board of Directors determined that it would not increase the consideration under the merger agreement.  CTBI received payment of a termination fee under the merger agreement in the amount of $1.2 million during the third quarter 2007.

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

Allowance for Loan and Lease Losses – We maintain an allowance for loan and lease losses (“ALLL”) at a level that is appropriate to cover estimated credit losses on individually evaluated loans determined to be impaired, as well as estimated credit losses inherent in the remainder of the loan and lease portfolio.  Since arriving at an appropriate ALLL involves a high degree of management judgment, we use an ongoing quarterly analysis to develop a range of estimated losses.  In accordance with accounting principles generally accepted in the United States, we use our best estimate within the range of potential credit loss to determine the appropriate ALLL.  Credit losses are charged and recoveries are credited to the ALLL.

We utilize an internal risk grading system for commercial credits.  Those larger commercial credits that exhibit probable or observed credit weaknesses are subject to individual review.  The borrower’s cash flow, adequacy of collateral coverage, and other options available to CTBI, including legal remedies, are evaluated.  The review of individual loans includes those loans that are impaired as provided in Statement of Financial Accounting Standards (“SFAS”) No. 114, Accounting by Creditors for Impairment of a Loan.  We evaluate the collectibility of both principal and interest when assessing the need for loss provision.  Historical loss rates are applied to other commercial loans not subject to specific allocations.  The loss rates are determined from a migration analysis which computes the net charge off experience on loans according to their internal risk grade.

Homogenous loans, such as consumer installment, residential mortgages, and home equity lines are not individually risk graded.  The associated ALLL for these loans is measured under SFAS No. 5, Accounting for Contingencies.  The ALLL allocation for these pools of loans is established based on the average, maximum, minimum, and median loss ratios over the previous eight quarters.

Historical loss rates for commercial and retail loans are adjusted for significant factors that, in management’s judgment, reflect the impact of any current conditions on loss recognition.  Factors that we consider include delinquency trends, current economic conditions and trends, strength of supervision and administration of the loan portfolio, levels of underperforming loans, level of recoveries to prior year's charge offs, trend in loan losses, industry concentrations and their relative strengths, amount of unsecured loans and underwriting exceptions.  These factors are reviewed quarterly and a weighted range developed with a “most likely” scenario determined.  The total of each of these weighted factors is then applied against the applicable portion of the portfolio and the ALLL is adjusted accordingly.

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

Amortization of core deposit intangible is estimated at approximately $0.6 million annually for the next two years, approximately $0.4 million in year three, and approximately $0.1 million in years four and five.

           Income Taxes – Income tax expense is based on the taxes due on the consolidated tax return plus deferred taxes based on the expected future tax consequences of temporary differences between carrying amounts and tax bases of assets and liabilities, using enacted tax rates.

Earnings Per Share (“EPS”) – Basic EPS is calculated by dividing net income available to common shareholders by the weighted average number of common shares outstanding.

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

Mortgage Servicing Rights – Mortgage servicing rights (“MSRs”) are carried at fair market value with the implementation of SFAS 156 in January 2007.  The fair value is determined quarterly based on an independent third-party valuation using a discounted cash flow analysis and calculated using a computer pricing model.  The computer valuation is based on key economic assumptions including the prepayment speeds of the underlying loans, the weighted-average life of the loan, the discount rate, the weighted-average coupon, and the weighted-average default rate, as applicable.  MSRs are a component of other assets.  Along with the gains received from the sale of loans, fees are received for servicing loans.  These fees include late fees, which are recorded in interest income, and ancillary fees and monthly servicing fees, which are recorded in noninterest income.  Costs of servicing loans are charged to expense as incurred.  Changes in fair market value of the MSRs are reported as an increase or decrease to mortgage banking income.

New Accounting Standards –

➢ Stock-Based Employee Compensation – Effective January 1, 2006, CTBI adopted SFAS No. 123(R) using the modified retrospective application basis in accounting for stock-based compensation plans.  Under SFAS No. 123(R), CTBI recognizes compensation expense for the grant-date fair value of stock-based compensation issued over its requisite service period.  Awards with a graded vesting are expensed on a straight-line basis.  The grant-date fair value of stock options is measured using the Black-Scholes option-pricing model.  Had compensation cost for CTBI’s stock options granted in 2005 been determined under the fair value approach described in SFAS No. 123, Accounting for Stock-Based Compensation, CTBI’s net income and earnings per share would have been reduced to the pro forma amounts indicated below:

(in thousands, except per share amounts) Years ended December 31		2005
Net income as reported		$34,412
Stock-based compensation expense		(994)
Tax effect		141
Net income pro forma		$33,559

Basic net income per share	As reported	$2.31
	Pro forma	2.25

Diluted net income per share	As reported	$2.27
	Pro forma	2.22

➢ Accounting for Uncertainty in Income Taxes – In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109.  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in accordance with FASB Statement No. 109, Accounting for Income Taxes.  This statement also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  The evaluation of a tax position in accordance with this statement is a two-step process.  The first step is a recognition process to determine whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position.  The second step is a measurement process whereby a tax position that meets the more likely than not recognition threshold is calculated to determine the amount of benefit to recognize in the financial statements.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  CTBI adopted the provisions of FIN 48 on January 1, 2007.  The cumulative effect of applying the provisions of this statement was recognized as a $0.6 million adjustment to the beginning balance of retained earnings.  An additional $28 thousand increase to the FIN 48 liability was charged to current income tax expense during the quarter ended March 31, 2007.  The FIN 48 liability is carried in other liabilities in the condensed consolidated balance sheet as of December 31, 2007.  Approximately $0.2 million in FIN 48 liability is relative to state nexus issues.  As of September 30, 2007, we reported resolution of these issues would be completed by March 2008.  However, due to ongoing negotiations with the jurisdiction involved, we now anticipate the filing of these returns by December 31, 2008.  CTBI is subject to taxation in the United States and various state and local jurisdictions.  For federal tax purposes, CTBI’s tax years for 2004 through 2007 are subject to examination by the tax authorities.  For state and local tax purposes, CTBI’s tax years for 2003 through 2007 are subject to examination by the tax authorities.  CTBI currently recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense.

➢ Accounting for Servicing of Financial Assets – SFAS No. 156, Accounting for Servicing of Financial Assets amends SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities – a replacement of SFAS No. 125, by requiring, in certain situations, an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract.  All separately recognized servicing assets and servicing liabilities are required to be initially measured at fair value.  Subsequent measurement methods include the amortization method, whereby servicing assets or servicing liabilities are amortized in proportion to and over the period of estimated net servicing income or net servicing loss or the fair value method, whereby servicing assets or servicing liabilities are measured at fair value at each reporting date and changes in fair value are reported in earnings in the period in which they occur.  If the amortization method is used, an entity must assess servicing assets or servicing liabilities for impairment or increased obligation based on the fair value at each reporting date.  Adoption of SFAS 156 on January 1, 2007 did not have a significant impact on our consolidated financial statements.

➢ Fair Value Measurements – In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which provides guidance on how to measure assets and liabilities that use fair value.  SFAS 157 will apply whenever another generally accepted accounting principle standard requires (or permits) assets or liabilities to be measured at fair value but does not expand the use of fair value to any new circumstances.  This statement also will require additional disclosures in both annual and quarterly reports.  SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and was adopted by CTBI beginning the first quarter of 2008.  This statement will not have a material impact on our consolidated financial statements.

➢ Fair Value Option for Financial Assets and Financial Liabilities – In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which permits entities to choose to measure many financial instruments and certain other items at fair value.  The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities using different measurement techniques.  SFAS 159 requires additional disclosures related to the fair value measurements included in the entity's financial statements.  This statement is effective for financial statements issued for fiscal years beginning after Nov. 15, 2007.  Accordingly, CTBI adopted SFAS 159 in the first quarter of 2008.  This statement will not have a material impact on our consolidated financial statements.

➢ Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards – On June 14, 2007, the Emerging Issues Task Force (“EITF”) reached a final consensus on Issue No. 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards.  This consensus was ratified by FASB on June 27, 2007.  This issue states that tax benefits received on dividends paid to employees associated with their unvested stock compensation awards should be recorded in additional paid-in capital (“APIC”) for awards expected to vest.  Currently, such dividends are accounted for as a permanent tax deduction reducing the annual effective income tax rate.  This issue is to be applied prospectively to dividends declared in fiscal years beginning after December 15, 2007.  Retrospective application of this Issue is prohibited.  Issue No. 06-11 will not have a material effect on our consolidated financial statements.

➢ Business Combinations (Revised 2007) – The FASB recently issued SFAS No. 141(R), which replaces FAS 141, Business Combinations, and applies to all transactions and other events in which one entity obtains control over one or more other businesses.  SFAS 141R requires an acquirer, upon initially obtaining control of another entity, to recognize the assets, liabilities, and any non-controlling interest in the acquiree at fair value as of the acquisition date.  Contingent consideration is required to be recognized and measured at fair value on the date of acquisition rather than at a later date when the amount of that consideration may be determinable beyond a reasonable doubt.  This fair value approach replaces the cost-allocation process required under SFAS 141 whereby the cost of an acquisition was allocated to the individual assets acquired and liabilities assumed based on their estimated fair value.  SFAS 141R requires acquirers to expense acquisition-related costs as incurred rather than allocating such costs to the assets acquired and liabilities assumed as was previously the case under SFAS 141.  Under SFAS 141R, the requirements of SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities, would have to be met in order to accrue for a restructuring plan in purchase accounting.  Pre-acquisition contingencies are to be recognized at fair value, unless it is a non-contractual contingency that is not likely to materialize, in which case, nothing should be recognized in purchase accounting, and instead, that contingency would be subject to the probable and estimable recognition criteria of SFAS 5, Accounting for Contingencies.  SFAS 141R is expected to have a significant impact on our accounting for business combinations closing on or after January 1, 2009.

➢ Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split Dollar Life Insurance Arrangements – EITF Issue No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split Dollar Life Insurance Arrangements requires the recognition of a liability and related compensation expense for endorsement split-dollar life insurance policies that provide a benefit to an employee that extends to post-retirement periods.  Under EITF 06-4, life insurance policies purchased for the purpose of providing such benefits do not effectively settle an entity’s obligation to the employee.  Accordingly, the entity must recognize a liability and related compensation expense during the employee’s active service period based on the future cost of insurance to be incurred during the employee’s retirement.  If the entity has agreed to provide the employee with a death benefit, then the liability for the future death benefit should be recognized by following the guidance in SFAS 106, Employer’s Accounting for Postretirement Benefits Other Than Pensions.  CTBI adopted EITF 06-4 effective as of January 1, 2008 as a change in accounting principle through a $1.8 million cumulative-effect adjustment to retained earnings.

Results of Operations

2007 Compared to 2006

Community Trust Bancorp, Inc. reported earnings for the year ended December 31, 2007 of $36.6 million or $2.42 per basic share compared to $39.1 million or $2.59 per basic share earned for the year 2006.  The decrease in net income was primarily driven by a $1.7 million decrease in net interest income and a $2.2 million increase in provision for loan losses.  CTBI's basic earnings per share for the year decreased 6.6% from the year ended December 31, 2006.  Our average shares outstanding increased from 15.1 million shares at December 31, 2006 to 15.2 million shares at December 31, 2007.

❖	Core earnings for the year 2007 reflect the pressure on our net interest income as CTBI operated within an inverted yield curve through most of 2007.

❖	Nonperforming loans at December 31, 2007 were $31.9 million, an increase of $17.7 million from 2006.

❖	Our loan portfolio increased 2.8% from December 31, 2006. The market remains highly competitive and CTBI is continuing to focus on asset quality and loan yield.

❖
Our investment portfolio declined 23.4% from prior year, resulting from the payment of a $40 million FHLB advance and a decline in deposits which were funded through the sale of auction rate securities.

❖
Our efficiency ratio improved during the year 2007 primarily resulting from the 2007 receipt of a $1.2 million acquisition termination fee and the 2006 inclusion of a performance based employee incentive in the amount of $3.0 million which was not paid in 2007.

❖	Return on average assets for the year was 1.23% compared to 1.33% for the year 2006. Return on average equity was 12.45% compared to 14.51%.

Net Interest Income:

Our net interest margin declined 12 basis points year over year.  Net interest income decreased $1.7 million from prior year.  The yield on average earnings assets for the year 2007 increased 17 basis points from 2006 in comparison to the 39 basis point increase in the cost of interest bearing funds.  Average earning assets have increased 1.6% from prior year-end.

Provision for Loan Losses and Allowance for Loan and Lease Losses:

The provision for loan losses that was added to the allowance for 2007 increased $2.2 million from the year 2006.  This provision represents a charge against current earnings in order to maintain the allowance at an appropriate level determined using the accounting estimates described in the Critical Accounting Policies and Estimates section.

Nonperforming loans at December 31, 2007 were $31.9 million compared to $14.2 million at December 31, 2006.  All nonperforming loans are individually reviewed with specific reserves established when appropriate.  The increase in nonperforming loans is driven primarily by the increased inventory and the number of days on the market of residential real estate developments in Central Kentucky.  We anticipate nonperforming loans to remain higher than recent history as the normal legal collection time period for real estate secured assets has been slowed due to increased volumes in the industry.  Our loan portfolio management processes focus on maintaining appropriate reserves for potential losses.

While we do not have subprime lending programs (i.e. Hybrid ARMs, Alt-A, Payment Option Loans, etc.), we do make loans that have subprime characteristics by regulatory definition; however, each loan is individually underwritten based on its creditworthiness.  The industry has experienced significant losses and increases in nonperforming loans in this area.  Although CTBI has shown an increase in residential nonperforming loans between year-end 2006 and 2007, we have also shown a decrease in 30-89 day past dues, and loan losses for 2007 represented only 0.09% in the residential portfolio.

Foreclosed properties at December 31, 2007 of $7.9 million were an approximate $3.4 million increase from the $4.5 million on December 31, 2006.  The year over year increase was driven by a $2.6 million increase in single family residential properties from our Central Kentucky Region where the market has softened.

Net loan charge-offs for the year ended December 31, 2007 of 0.27% of average loans annualized was a decrease from the 0.29% for 2006.  Our reserve for losses on loans as a percentage of total loans outstanding at December 31, 2007 was 1.26% compared to 1.27% at December 31, 2006.  The adequacy of our reserve for losses on loans is analyzed quarterly and adjusted as necessary.

Noninterest Income:

Noninterest income, after normalizing for the receipt of the $1.2 million fee associated with the termination of the Eagle Fidelity, Inc. acquisition in the third quarter, increased 8.8% from the year ended December 31, 2006, with increases in gains on sales of loans, deposit service charges, trust revenue, and loan related fees.

Noninterest Expense:

Noninterest expense increased 3.3% as a $1.2 million charge related to unamortized debt issuance costs with the redemption of trust preferred securities was offset by a decrease in personnel expense associated with the $3.0 million payment of a performance based employee incentive in 2006 which was not paid in 2007.

Balance Sheet Review:

CTBI’s total assets decreased $67.1 million or 2.3% from prior year.  The year over year decrease resulted from the payoff of a $40 million FHLB advance and a decline in deposits which were funded through the sale of auction rate securities.  Loans outstanding at December 31, 2007 were $2.2 billion reflecting a $60.4 million or 2.8% increase year over year.  CTBI's investment portfolio decreased $109.2 million from prior year-end.  Deposits, including repurchase agreements, declined $50.7 million or 2.0% during the year as CTBI focused on managing deposit growth and pricing controls due to its liquidity position.  The deposit (including repurchase agreements) to FTE (full-time equivalent) ratio decreased to $2.4 million at December 31, 2007 from $2.5 million at December 31, 2006.  Shareholders’ equity of $301.4 million on December 31, 2007 was an increase of 6.7% from December 31, 2006.

2006 Compared to 2005

Net income for the year 2006 increased 13.5% over 2005 while our basic earnings per share increased 12.1%.  The increase in net income was primarily driven by a $4.6 million increase in our net interest revenue and a $4.0 million decrease in provision for loan losses.  See below for further information.  Our average shares outstanding increased from 14.9 million in 2005 to 15.1 million in 2006.

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

Liquidity and Market Risk

The objective of CTBI’s Asset/Liability management function is to maintain consistent growth in net interest income within our policy limits. This objective is accomplished through management of our consolidated balance sheet composition, liquidity, and interest rate risk exposures arising from changing economic conditions, interest rates, and customer preferences. The goal of liquidity management is to provide adequate funds to meet changes in loan and lease demand or deposit withdrawals. This is accomplished by maintaining liquid assets in the form of cash and cash equivalents and investment securities, maintaining sufficient unused borrowing capacity, and growth in core deposits. As of December 31, 2007, we had approximately $137.3 million in cash and cash equivalents and approximately $324.2 million in securities valued at estimated fair value designated as available-for-sale and available to meet liquidity needs on a continuing basis.  Additional asset-driven liquidity is provided by the remainder of the securities portfolio and the repayment of loans.  In addition to core deposit funding, we also have a variety of other short-term and long-term funding sources available.  We also rely on Federal Home Loan Bank advances for both liquidity and management of our asset/liability position.  Federal Home Loan Bank advances were $40.9 million at December 31, 2007 compared to $81.2 million at December 31, 2006.  As of December 31, 2007, we had a $398.9 million available borrowing position with the Federal Home Loan Bank.  We generally rely upon net inflows of cash from financing activities, supplemented by net inflows of cash from operating activities, to provide cash for our investing activities.  As is typical of many financial institutions, significant financing activities include deposit gathering, use of short-term borrowing facilities such as repurchase agreements and federal funds purchased, and issuance of long-term debt.  At December 31, 2007, we had a $12 million revolving line of credit, all of which is currently available to meet any future cash needs.  Our primary investing activities include purchases of securities and loan originations.  We do not rely on any one source of liquidity and manage availability in response to changing consolidated balance sheet needs.

Stock Repurchase Program

CTBI’s stock repurchase program began in December 1998 with the authorization to acquire up to 500,000 shares and was increased by an additional 1,000,000 shares in July 2000.  CTBI issued a press release on May 13, 2003 announcing its intention to repurchase up to 1,000,000 additional shares.  During the year 2006, we did not acquire shares of CTBI’s stock; however, during 2007, we repurchased 196,500 shares.  As of December 31, 2007, a total of 2,117,981 shares have been repurchased through this program.  The following table shows Board authorizations and repurchases made through the stock repurchase program for the years 1998 through 2007:

	Board Authorizations	Repurchases*		Shares Available for Repurchase
		Average Price ($)	# of Shares
1998	500,000	-	0
1999	0	15.89	131,517
2000	1,000,000	11.27	694,064
2001	0	14.69	444,945
2002	0	19.48	360,287
2003	1,000,000	21.58	235,668
2004	0	25.45	55,000
2005	0	-	0
2006	0	-	0
2007	0	31.42	196,500
Total	2,500,000	17.06	2,117,981	382,019

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

CTBI’s Asset/Liability Management Committee (ALCO), which includes executive and senior management representatives and reports to the Board of Directors, monitors and manages interest rate risk within Board-approved policy limits.  Our current exposure to interest rate risks is determined by measuring the anticipated change in net interest income spread evenly over the twelve-month period.

The following table shows our estimated earnings sensitivity profile as of December 31, 2007:

Change in Interest Rates (basis points)	Percentage Change in Net Interest Income (12 Months)
+300	6.75%
+200	4.58%
+100	2.35%
-100	(2.46)%
-200	(5.05)%
-300	(7.76)%

The following table shows CTBI’s estimated earnings sensitivity profile as of December 31, 2006:

Change in Interest Rates (basis points)	Percentage Change in Net Interest Income (12 Months)
+300	8.12%
+200	5.42%
+100	2.73%
-100	(2.68)%
-200	(5.52)%
-300	(8.54)%

The simulation model used the yield curve spread evenly over a twelve-month period.  The measurement at December 31, 2007 estimates that our net interest income in an up-rate environment would increase by 6.75% at a 300 basis point change, 4.58% increase at a 200 basis point change, and a 2.35% increase at a 100 basis point change.  In a down-rate environment, a 300 basis point immediate and sustained decrease in interest rates would decrease net interest income by 7.76% over one year, a 5.05% decrease at a 200 basis point change, and a 2.46% decrease at a 100 basis point change.  In order to reduce the exposure to interest rate fluctuations and to manage liquidity, we have developed sale procedures for several types of interest-sensitive assets.  Virtually all long-term, fixed rate single family residential mortgage loans underwritten according to Federal Home Loan Mortgage Corporation guidelines are sold for cash upon origination.  Periodically, additional assets such as commercial loans are also sold.  In 2007 and 2006, $74.6 million and $64.9 million, respectively, was realized on the sale of fixed rate residential mortgages.  We focus our efforts on consistent net interest revenue and net interest margin growth through each of the retail and wholesale business lines.  We do not currently engage in trading activities.

The preceding analysis was prepared using a rate ramp analysis which attempts to spread changes evenly over a specified time period as opposed to a rate shock which measures the impact of an immediate change.  Had these measurements been prepared using the rate shock method, the results would vary.

Our Static Repricing GAP as of December 31, 2007 is presented below.  In the 12 month repricing GAP, rate sensitive liabilities (“RSL”) exceeded rate sensitive assets (“RSA”) by $138.7 million.

	1-3 Months		4-6 Months		7-9 Months		10-12 Months		2-3 Years		4-5 Years		> 5 Years

Assets	$1,219,263		$187,052		$128,033		$133,015		$576,584		$233,004		$425,735

Liabilities and equity	667,317		315,210		334,151		489,347		682,927		20,914		392,819

Repricing difference	551,946		(128,158)		(206,118)		(356,335)		(106,343)		212,091		32,916

Cumulative GAP	551,946		423,788		217,670		(138,664)		(245,007)		(32,916)		0

RSA/RSL	1.83	x	0.59	x	0.38	x	0.27	x	0.84	x	11.14	x	1.08	x

Cumulative GAP to total assets	19.02%		14.60%		7.50%		(4.78)%		(8.44)%		(1.13)%		0.00%

Capital Resources

We continue to grow our shareholders’ equity while also providing an average annual dividend yield during 2007 of 4.00% to shareholders.  Shareholders’ equity increased 6.7% from December 31, 2006 to $301.4 million at December 31, 2007.  Our primary source of capital growth is retained earnings.  Cash dividends were $1.10 per share for 2007 and $1.05 per share for 2006.  We retained 54.5% of our earnings in 2007 compared to 59.5% in 2006.

Regulatory guidelines require bank holding companies, commercial banks, and savings banks to maintain certain minimum capital ratios and define companies as “well-capitalized” that sufficiently exceed the minimum ratios.  The banking regulators may alter minimum capital requirements as a result of revising their internal policies and their ratings of individual institutions.  To be “well-capitalized” banks and bank holding companies must maintain a Tier 1 leverage ratio of no less than 5.0%, a Tier 1 risk based ratio of no less than 6.0%, and a total risk based ratio of no less than 10.0%.  Our ratios as of December 31, 2007 were 10.32%, 13.24%, and 14.49%, respectively.  Community Trust Bancorp, Inc. and it subsidiaries met the criteria for “well-capitalized” at December 31, 2007.  See note 20 to the consolidated financial statements for further information.

As of December 31, 2007, we are not aware of any current recommendations by banking regulatory authorities which, if they were to be implemented, would have, or are reasonably likely to have, a material adverse impact on our liquidity, capital resources, or operations.

Impact of Inflation, Changing Prices, and Local Economic Conditions

The majority of our assets and liabilities are monetary in nature.  Therefore, CTBI differs greatly from most commercial and industrial companies that have significant investments in non-monetary assets, such as fixed assets and inventories.  However, inflation does have an important impact on the growth of assets in the banking industry and on the resulting need to increase equity capital at higher than normal rates in order to maintain an appropriate equity to assets ratio.  Inflation also affects other expenses, which tend to rise during periods of general inflation.

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

Contractual Obligations and Commitments

As disclosed in the notes to the consolidated financial statements, we have certain obligations and commitments to make future payments under contracts.  At December 31, 2007, the aggregate contractual obligations and commitments are:

Contractual Obligations:	Payments Due by Period
(in thousands)	Total	1 Year	2-5 Years	After 5 Years
Deposits without stated maturity	$1,104,680	$1,104,680	$0	$0
Certificates of deposit	1,188,484	1,065,130	121,843	1,511
Repurchase agreements and other short-term borrowings	177,344	148,375	28,969	0
Advances from Federal Home Loan Bank	40,906	40,179	689	38
Interest on advances from Federal Home Loan Bank*	1,178	1,143	31	4
Long-term debt	61,341	0	0	61,341
Interest on long-term debt*	117,983	3,999	15,998	97,986
Annual rental commitments under leases	10,483	1,472	4,095	4,916
Total	$2,702,399	$2,364,978	$171,625	$165,796

*The amounts provided as interest on advances from Federal Home Loan Bank and interest on long-term debt assume the liabilities will not be prepaid and interest is calculated to their individual maturities.

Other Commitments:	Amount of Commitment - Expiration by Period
(in thousands)	Total	1 Year	2-5 Years	After 5 Years
Standby letters of credit	$57,241	$50,509	$6,732	$0
Commitments to extend credit	388,404	329,611	53,783	5,010
Total	$445,645	$380,121	$60,514	$5,010

Commitments to extend credit and standby letters of credit do not necessarily represent future cash requirements in that these commitments often expire without being drawn upon.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

CTBI currently does not engage in any hedging activity or any derivative activity which management considers material.  Analysis of CTBI’s interest rate sensitivity can be found in the Liquidity and Market Risk section of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 8. Financial Statements and Supplementary Data

Consolidated Balance Sheets

(dollars in thousands) December 31	2007	2006
Assets:
Cash and due from banks	$105,209	$95,438
Federal funds sold	32,041	62,100
Cash and cash equivalents	137,250	157,538

Securities available-for-sale at fair value
(amortized cost of $325,879 and $430,867, respectively)	324,153	425,851
Securities held-to-maturity at amortized cost
(fair value of $32,350 and $39,015, respectively)	32,959	40,508
Loans held for sale	2,334	1,431

Loans	2,227,897	2,167,458
Allowance for loan and lease losses	(28,054)	(27,526)
Net loans	2,199,843	2,139,932

Premises and equipment, net	53,391	55,665
Federal Reserve Bank and Federal Home Loan Bank stock	28,060	28,027
Goodwill	65,059	65,059
Core deposit intangible (net of accumulated amortization of $5,588 and
$4,953, respectively)	1,917	2,551
Bank owned life insurance	23,285	20,937
Mortgage servicing rights	3,258	3,390
Other assets	31,175	28,872
Total assets	$2,902,684	$2,969,761

Liabilities and shareholders’ equity:
Deposits
Noninterest bearing	$449,861	$429,994
Interest bearing	1,843,303	1,911,173
Total deposits	2,293,164	2,341,167

Repurchase agreements	158,980	161,630
Federal funds purchased and other short-term borrowings	18,364	15,940
Advances from Federal Home Loan Bank	40,906	81,245
Long-term debt	61,341	61,341
Deferred tax liability	7,103	4,999
Other liabilities	21,471	21,064
Total liabilities	2,601,329	2,687,386

Shareholders’ equity:
Preferred stock, 300,000 shares authorized and unissued
Common stock, $5 par value, shares authorized 25,000,000;
shares outstanding 2007 – 15,044,124; 2006 – 15,158,176	75,221	75,791
Capital surplus	149,005	150,965
Retained earnings	78,251	58,879
Accumulated other comprehensive loss, net of tax	(1,122)	(3,260)
Total shareholders’ equity	301,355	282,375

Total liabilities and shareholders’ equity	$2,902,684	$2,969,761

See notes to consolidated financial statements.

Consolidated Statements of Income

(in thousands except per share data) Year Ended December 31	2007	2006	2005
Interest income:
Interest and fees on loans, including loans held for sale	$171,307	$163,194	$137,291
Interest and dividends on securities
Taxable	17,384	18,916	17,555
Tax exempt	1,915	2,064	2,104
Interest and dividends on Federal Reserve Bank and Federal Home Loan Bank stock	1,794	1,588	1,337
Other, including interest on federal funds sold	4,464	3,543	2,035
Total interest income	196,864	189,305	160,322

Interest expense:
Interest on deposits	75,637	63,856	43,012
Interest on repurchase agreements and other short-term borrowings	8,429	8,620	3,819
Interest on advances from Federal Home Loan Bank	2,402	3,648	4,872
Interest on long-term debt	4,364	5,414	5,414
Total interest expense	90,832	81,538	57,117

Net interest income	106,032	107,767	103,205
Provision for loan losses	6,540	4,305	8,285
Net interest income after provision for loan losses	99,492	103,462	94,920

Noninterest income:
Service charges on deposit accounts	21,003	20,162	18,050
Gains on sales of loans, net	1,338	1,265	1,481
Trust income	4,859	3,743	3,067
Loan related fees	3,196	2,473	5,638
Bank owned life insurance	1,108	1,035	0
Securities gains	0	0	3
Other	5,104	3,881	5,228
Total noninterest income	36,608	32,559	33,467

Noninterest expense:
Salaries and employee benefits	42,298	44,145	42,535
Occupancy, net	6,713	6,420	6,387
Equipment	4,896	5,047	4,352
Data processing	4,951	3,733	4,479
Bank franchise tax	3,464	3,261	3,025
Legal and professional fees	3,178	2,816	2,855
Other	17,555	14,985	14,936
Total noninterest expense	83,055	80,407	78,569

Income before income taxes	53,045	55,614	49,818
Income taxes	16,418	16,550	15,406
Net income	$36,627	$39,064	$34,412

Basic earnings per share	$2.42	$2.59	$2.31
Diluted earnings per share	2.38	2.55	2.27

See notes to consolidated financial statements.

Consolidated Statements of Changes in Shareholders’ Equity

(in thousands except per share and share amounts)	Common Shares	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Total
Balance, January 1, 2005	14,845,217	$74,226	$145,023	$15,874	$1,046	$236,169
Net income				34,412		34,412
Net change in unrealized gain/loss on securities available-for-sale, net of tax of $2,898					(5,381)	(5,381)
Comprehensive income						29,031
Cash dividends declared ($0.98 per share)				(14,619)		(14,619)
Issuance of common stock	152,152	761	2,603			3,364
Balance, December 31, 2005	14,997,369	74,987	147,626	35,667	(4,335)	253,945
Net income				39,064		39,064
Net change in unrealized gain/loss on securities available-for-sale, net of tax of ($579)					1,075	1,075
Comprehensive income						40,139
Cash dividends declared ($1.05 per share)				(15,852)		(15,852)
Issuance of common stock	160,807	804	2,378			3,182
Stock-based compensation and related excess tax benefits			961			961
Balance, December 31, 2006	15,158,176	75,791	150,965	58,879	(3,260)	282,375
Net income				36,627		36,627
Net change in unrealized gain/loss on securities available-for-sale, net of tax of ($1,152)					2,138	2,138
Comprehensive income						38,765
Cumulative effect – application of new accounting standards (SFAS 156 and FIN 48)				(621)		(621)
Cash dividends declared ($1.10 per share)				(16,634)		(16,634)
Issuance of common stock	82,448	412	2,348			2,760
Purchase of common stock	(196,500)	(982)	(5,203)			(6,185)
Stock-based compensation and related excess tax benefits			895			895
Balance, December 31, 2007	15,044,124	$75,221	$149,005	$78,251	$(1,122)	$301,355

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows

(in thousands) Year Ended December 31	2007	2006	2005
Cash flows from operating activities:
Net income	$36,627	$39,064	$34,412
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,665	5,819	5,141
Change in net deferred tax liability	955	4,193	745
Stock-based compensation	649	711	0
Excess tax benefits of stock-based compensation	245	250	0
Provision for loan and other real estate losses	6,979	4,616	8,410
Securities gains	0	0	(3)
Gains on sale of mortgage loans held for sale	(1,338)	(1,265)	(1,493)
Losses on sale of other loans	0	0	13
Gains (losses) on sale of assets, net	65	(5)	(28)
Proceeds from sale of mortgage loans held for sale	74,578	64,943	66,883
Funding of mortgage loans held for sale	(74,143)	(64,974)	(65,525)
Amortization of securities premiums, net	518	957	1,682
Change in cash surrender value of bank owned life insurance	(957)	(868)	(635)
Amortization/impairment of mortgage servicing rights	0	591	330
Fair value adjustments of mortgage servicing rights	558	0	0
Amortization/write-off of debt issuance costs	1,950	87	87
Changes in:
Other liabilities	(504)	4,401	1,131
Other assets	(851)	(2,787)	(9,819)
Net cash provided by operating activities	50,996	55,733	41,331

Cash flows from investing activities:
Securities available-for-sale:
Proceeds from sales	130,400	128,900	53,850
Proceeds from prepayments and maturities	48,315	58,754	106,721
Purchase of securities	(74,177)	(218,446)	(108,082)
Securities held-to-maturity:
Proceeds from prepayments and maturities	7,481	7,800	13,966
Proceeds from sale of loans	0	0	105
Change in loans, net	(73,690)	(68,573)	(141,253)
Purchase of premises, equipment, and other real estate	(2,757)	(3,197)	(5,321)
Proceeds from sale of premises and equipment	18	378	32
Additional investment in equity securities	(33)	0	0
Redemption of investment in unconsolidated subsidiaries	1,841	0	0
Investment in unconsolidated subsidiaries	(1,841)	0	0
Proceeds from sale of other real estate and repossessed assets	3,173	2,821	2,698
Additions in other real estate owned	(21)	(73)	(327)
Additional investment in bank owned life insurance	(1,391)	0	3,885
Net assets acquired	0	0	(4,313)
Net cash provided by (used in) investing activities	37,318	(91,636)	(78,039)

Cash flows from financing activities:
Change in deposits, net	(48,003)	94,616	36,317
Change in repurchase agreements and other short-term borrowings, net	(226)	30,929	53,997
Payments on advances from Federal Home Loan Bank	(40,339)	(41,589)	(50,056)
Payment for redemption of junior subordinated debentures	(61,341)	0	0
Issuance of junior subordinated debentures	61,341	0	0
Issuance of common stock	2,760	3,182	3,364
Purchase of common stock	(6,185)	0	0
Excess tax benefits of stock-based compensation	(245)	(250)	0
Dividends paid	(16,364)	(15,658)	(14,283)
Net cash provided by (used in) financing activities	(108,602)	71,230	29,339
Net increase (decrease) in cash and cash equivalents	(20,288)	35,327	(7,369)
Cash and cash equivalents at beginning of year	157,538	122,211	129,580
Cash and cash equivalents at end of year	$137,250	$157,538	$122,211

Supplemental disclosures:
Income taxes paid	$10,913	$13,763	$18,497
Interest paid	91,237	79,624	55,338
Non-cash activities
Loans to facilitate the sale of other real estate owned	730	713	859
Common stock dividends accrued, paid in subsequent quarter	16,635	15,852	14,619

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements

1.  Accounting Policies

Basis of Presentation – The consolidated financial statements include Community Trust Bancorp, Inc. (“CTBI”) and its subsidiaries, including its principal subsidiary, Community Trust Bank, Inc. (the “Bank”).  Intercompany transactions and accounts have been eliminated in consolidation.

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

Use of Estimates – In preparing the consolidated financial statements, management must make certain estimates and assumptions.  These estimates and assumptions affect the amounts reported for assets, liabilities, revenues, and expenses, as well as affecting the disclosures provided.  Future results could differ from the current estimates.  Such estimates include, but are not limited to, the allowance for loan and lease losses, fair value of securities and mortgage servicing rights, and goodwill (the excess of cost over net assets acquired).

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

Allowance for Loan and Lease Losses – We maintain an allowance for loan and lease losses (“ALLL”) at a level that is appropriate to cover estimated credit losses on individually evaluated loans determined to be impaired, as well as estimated credit losses inherent in the remainder of the loan and lease portfolio.  Since arriving at an appropriate ALLL involves a high degree of management judgment, we use an ongoing quarterly analysis to develop a range of estimated losses.  In accordance with accounting principles generally accepted in the United States, we use our best estimate within the range of potential credit loss to determine the appropriate ALLL.  Credit losses are charged and recoveries are credited to the ALLL.

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

Historical loss rates for commercial and retail loans are adjusted for significant factors that, in management’s judgment, reflect the impact of any current conditions on loss recognition.  Factors that we consider include delinquency trends, current economic conditions and trends, strength of supervision and administration of the loan portfolio, levels of underperforming loans, level of recoveries to prior year's charge offs, trend in loan losses, industry concentrations and their relative strengths, amount of unsecured loans and underwriting exceptions.  These factors are reviewed quarterly and a weighted range developed with a “most likely” scenario determined.  The total of each of these weighted factors is then applied against the applicable portion of the portfolio and the ALLL is adjusted accordingly.

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

Other Real Estate – Real estate acquired by foreclosure is carried at the lower of the investment in the property or its fair value.  Other real estate owned by CTBI included in other assets at December 31, 2007 and 2006 was $7.9 million and $4.5 million, respectively.

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

Amortization of core deposit intangible is estimated at approximately $0.6 million annually for the next two years, approximately $0.4 million in year three, and approximately $0.1 million in years four and five.

                Income Taxes – Income tax expense is based on the taxes due on the consolidated tax return plus deferred taxes based on the expected future tax consequences of temporary differences between carrying amounts and tax bases of assets and liabilities, using enacted tax rates.

Earnings Per Share (“EPS”) – Basic EPS is calculated by dividing net income available to common shareholders by the weighted average number of common shares outstanding.

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

Mortgage Servicing Rights – Mortgage servicing rights (“MSRs”) are carried at fair market value with the implementation of SFAS 156 in January 2007.  The fair value is determined quarterly based on an independent third-party valuation using a discounted cash flow analysis and calculated using a computer pricing model.  The computer valuation is based on key economic assumptions including the prepayment speeds of the underlying loans, the weighted-average life of the loan, the discount rate, the weighted-average coupon, and the weighted-average default rate, as applicable.  MSRs are a component of other assets.  Along with the gains received from the sale of loans, fees are received for servicing loans.  These fees include late fees, which are recorded in interest income, and ancillary fees and monthly servicing fees, which are recorded in noninterest income.  Costs of servicing loans are charged to expense as incurred.  Changes in fair market value of the MSRs are reported as an increase or decrease to mortgage banking income.

New Accounting Standards –

➢ Stock-Based Employee Compensation – Effective January 1, 2006, CTBI adopted SFAS No. 123(R) using the modified retrospective application basis in accounting for stock-based compensation plans.  Under SFAS No. 123(R), CTBI recognizes compensation expense for the grant-date fair value of stock-based compensation issued over its requisite service period.  Awards with a graded vesting are expensed on a straight-line basis.  The grant-date fair value of stock options is measured using the Black-Scholes option-pricing model.  Had compensation cost for CTBI’s stock options granted in 2005 been determined under the fair value approach described in SFAS No. 123, Accounting for Stock-Based Compensation, CTBI’s net income and earnings per share would have been reduced to the pro forma amounts indicated below:

(in thousands, except per share amounts) Years ended December 31		2005
Net income as reported		$34,412
Stock-based compensation expense		(994)
Tax effect		141
Net income pro forma		$33,559

Basic net income per share	As reported	$2.31
	Pro forma	2.25

Diluted net income per share	As reported	$2.27
	Pro forma	2.22

➢ Accounting for Uncertainty in Income Taxes – In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109.  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in accordance with FASB Statement No. 109, Accounting for Income Taxes.  This statement also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  The evaluation of a tax position in accordance with this statement is a two-step process.  The first step is a recognition process to determine whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position.  The second step is a measurement process whereby a tax position that meets the more likely than not recognition threshold is calculated to determine the amount of benefit to recognize in the financial statements.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  CTBI adopted the provisions of FIN 48 on January 1, 2007.  The cumulative effect of applying the provisions of this statement was recognized as a $0.6 million adjustment to the beginning balance of retained earnings.  An additional $28 thousand increase to the FIN 48 liability was charged to current income tax expense during the quarter ended March 31, 2007.  The FIN 48 liability is carried in other liabilities in the condensed consolidated balance sheet as of December 31, 2007.  Approximately $0.2 million in FIN 48 liability is relative to state nexus issues.  As of September 30, 2007, we reported resolution of these issues would be completed by March 2008.  However, due to ongoing negotiations with the jurisdiction involved, we now anticipate the filing of these returns by December 31, 2008.  CTBI is subject to taxation in the United States and various state and local jurisdictions.  For federal tax purposes, CTBI’s tax years for 2004 through 2007 are subject to examination by the tax authorities.  For state and local tax purposes, CTBI’s tax years for 2003 through 2007 are subject to examination by the tax authorities.  CTBI currently recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense.

➢ Accounting for Servicing of Financial Assets – SFAS No. 156, Accounting for Servicing of Financial Assets amends SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities – a replacement of SFAS No. 125, by requiring, in certain situations, an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract.  All separately recognized servicing assets and servicing liabilities are required to be initially measured at fair value.  Subsequent measurement methods include the amortization method, whereby servicing assets or servicing liabilities are amortized in proportion to and over the period of estimated net servicing income or net servicing loss or the fair value method, whereby servicing assets or servicing liabilities are measured at fair value at each reporting date and changes in fair value are reported in earnings in the period in which they occur.  If the amortization method is used, an entity must assess servicing assets or servicing liabilities for impairment or increased obligation based on the fair value at each reporting date.  Adoption of SFAS 156 on January 1, 2007 did not have a significant impact on our consolidated financial statements.

➢ Fair Value Measurements – In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which provides guidance on how to measure assets and liabilities that use fair value.  SFAS 157 will apply whenever another generally accepted accounting principle standard requires (or permits) assets or liabilities to be measured at fair value but does not expand the use of fair value to any new circumstances.  This statement also will require additional disclosures in both annual and quarterly reports.  SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and was adopted by CTBI beginning the first quarter of 2008.  This statement will not have a material impact on our consolidated financial statements.

➢ Fair Value Option for Financial Assets and Financial Liabilities – In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which permits entities to choose to measure many financial instruments and certain other items at fair value.  The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities using different measurement techniques.  SFAS 159 requires additional disclosures related to the fair value measurements included in the entity's financial statements.  This statement is effective for financial statements issued for fiscal years beginning after Nov. 15, 2007.  Accordingly, CTBI adopted SFAS 159 in the first quarter of 2008.  This statement will not have a material impact on our consolidated financial statements.

➢ Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards – On June 14, 2007, the Emerging Issues Task Force (“EITF”) reached a final consensus on Issue No. 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards.  This consensus was ratified by FASB on June 27, 2007.  This issue states that tax benefits received on dividends paid to employees associated with their unvested stock compensation awards should be recorded in additional paid-in capital (“APIC”) for awards expected to vest.  Currently, such dividends are accounted for as a permanent tax deduction reducing the annual effective income tax rate.  This issue is to be applied prospectively to dividends declared in fiscal years beginning after December 15, 2007.  Retrospective application of this Issue is prohibited.  Issue No. 06-11 will not have a material effect on our consolidated financial statements.

➢ Business Combinations (Revised 2007) – The FASB recently issued SFAS No. 141(R), which replaces FAS 141, Business Combinations, and applies to all transactions and other events in which one entity obtains control over one or more other businesses.  SFAS 141R requires an acquirer, upon initially obtaining control of another entity, to recognize the assets, liabilities, and any non-controlling interest in the acquiree at fair value as of the acquisition date.  Contingent consideration is required to be recognized and measured at fair value on the date of acquisition rather than at a later date when the amount of that consideration may be determinable beyond a reasonable doubt.  This fair value approach replaces the cost-allocation process required under SFAS 141 whereby the cost of an acquisition was allocated to the individual assets acquired and liabilities assumed based on their estimated fair value.  SFAS 141R requires acquirers to expense acquisition-related costs as incurred rather than allocating such costs to the assets acquired and liabilities assumed as was previously the case under SFAS 141.  Under SFAS 141R, the requirements of SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities, would have to be met in order to accrue for a restructuring plan in purchase accounting.  Pre-acquisition contingencies are to be recognized at fair value, unless it is a non-contractual contingency that is not likely to materialize, in which case, nothing should be recognized in purchase accounting, and instead, that contingency would be subject to the probable and estimable recognition criteria of SFAS 5, Accounting for Contingencies.  SFAS 141R is expected to have a significant impact on our accounting for business combinations closing on or after January 1, 2009.

➢ Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split Dollar Life Insurance Arrangements – EITF Issue No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split Dollar Life Insurance Arrangements requires the recognition of a liability and related compensation expense for endorsement split-dollar life insurance policies that provide a benefit to an employee that extends to post-retirement periods.  Under EITF 06-4, life insurance policies purchased for the purpose of providing such benefits do not effectively settle an entity’s obligation to the employee.  Accordingly, the entity must recognize a liability and related compensation expense during the employee’s active service period based on the future cost of insurance to be incurred during the employee’s retirement.  If the entity has agreed to provide the employee with a death benefit, then the liability for the future death benefit should be recognized by following the guidance in SFAS 106, Employer’s Accounting for Postretirement Benefits Other Than Pensions.  CTBI adopted EITF 06-4 effective as of January 1, 2008 as a change in accounting principle through a $1.8 million cumulative-effect adjustment to retained earnings.

Reclassification – Certain reclassifications considered to be immaterial have been made in the prior year consolidated financial statements to conform to current year classifications.

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

3.  Cash and Due from Banks

Included in cash and due from banks are noninterest bearing deposits that are required to be held at the Federal Reserve or maintained in vault cash in accordance with regulatory reserve requirements.  The balance requirements were $38.6 million and $37.8 million at December 31, 2007 and 2006, respectively.  Cash paid during the years ended 2007, 2006, and 2005 for interest was $91.2 million, $79.6 million, and $55.1 million, respectively.  Cash paid during the same periods for income taxes was $12.5 million, $12.7 million and $13.1 million, respectively.

4.  Securities

Amortized cost and fair value of securities at December 31, 2007 are as follows:

Available-for-Sale

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury and government agencies	$20,307	$429	$0	$20,736
State and political subdivisions	40,472	707	(42)	41,137
U.S. government sponsored agencies and mortgage-backed pass through certificates	205,049	446	(2,953)	202,542
Collateralized mortgage obligations	1	0	0	1
Other debt securities	20,000	0	(313)	19,687
Total debt securities	285,829	1,582	(3,308)	284,103
Marketable equity securities	40,050	0	0	40,050
	$325,879	$1,582	$(3,308)	$324,153

Held-to-Maturity

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
State and political subdivisions	$1,901	$13	$0	$1,914
U.S. government sponsored agencies and mortgage-backed pass through certificates	31,058	0	(622)	30,436
	$32,959	$13	$(622)	$32,350

Amortized cost and fair value of securities at December 31, 2006 are as follows:

Available-for-Sale

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury and government agencies	$20,291	$200	$0	$20,491
State and political subdivisions	44,887	709	(34)	45,562
U.S. government sponsored agencies and mortgage-backed pass through certificates	245,038	430	(5,878)	239,590
Collateralized mortgage obligations	1	0	0	1
Other debt securities	20,000	0	(443)	19,557
Total debt securities	330,217	1,339	(6,355)	325,201
Marketable equity securities	100,650	0	0	100,650
	$430,867	$1,339	$(6,355)	$425,851

Held-to-Maturity

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
State and political subdivisions	$3,068	$19	$(255)	$2,832
U.S. government sponsored agencies and mortgage-backed pass through certificates	37,440	0	(1,257)	36,183
	$40,508	$19	$(1,512)	$39,015

The amortized cost and fair value of securities at December 31, 2007 by contractual maturity are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale		Held-to-Maturity
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$8,625	$8,675	$325	$327
Due after one through five years	43,811	44,711	394	405
Due after five through ten years	7,946	8,090	0	0
Due after ten years	396	396	1,181	1,182
Mortgage-backed securities and collateralized mortgage obligations	205,050	202,543	31,059	30,436
Other securities	20,001	19,688	0	0
Total debt securities	285,829	284,103	32,959	32,350
Marketable equity securities	40,050	40,050	0	0
	$325,879	$324,153	$32,959	$32,350

There were no pre-tax gains or losses realized on sales and calls in 2007 or 2006, and no significant pre-tax gains or losses realized on sales and calls in 2005.

Securities in the amount of $333 million and $401 million at December 31, 2007 and 2006, respectively, were pledged to secure public deposits, trust funds, repurchase agreements, and advances from the Federal Home Loan Bank.

CTBI evaluates its investment portfolio on a quarterly basis for impairment.  The analysis performed as of December 31, 2007 indicates that all impairment is considered temporary, market driven, and not credit-related.  The following tables provide the amortized cost, gross unrealized losses, and fair market value, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position as of December 31, 2007.

Available-for-Sale

(in thousands)	Amortized Cost	Gross Unrealized Losses	Fair Value
Less Than 12 Months
States and political subdivision	$245	$(3)	$242
U.S. government sponsored agencies and mortgage-backed pass through certificates	27,000	(126)	26,874
Other debt securities	0	0	0
	27,245	(129)	27,116
12 Months or More
States and political subdivision	1,385	(39)	1,346
U.S. government sponsored agencies and mortgage-backed pass through certificates	145,171	(2,827)	142,344
Other debt securities	20,000	(313)	19,687
	166,556	(3,179)	163,377

Total
States and political subdivision	1,630	(42)	1,588
U.S. government sponsored agencies and mortgage-backed pass through certificates	172,171	(2,953)	169,218
Other debt securities	20,000	(313)	19,687
	$193,801	$(3,308)	$190,493

Held-to-Maturity

(in thousands)	Amortized Cost	Gross Unrealized Losses	Fair Value
12 Months or More
U.S. government sponsored agencies and mortgage-backed pass through certificates	$31,058	$(622)	$30,437

The analysis performed as of December 31, 2006 indicated that all impairment was considered temporary, due primarily to fluctuations in interest rates, and not credit-related.  The following tables provide the amortized cost, gross unrealized losses, and fair value, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position as of December 31, 2006.

Available-for-Sale

(in thousands)	Amortized Cost	Gross Unrealized Losses	Fair Value
Less Than 12 Months
States and political subdivision	$2,828	$(10)	$2,818
U.S. government sponsored agencies and mortgage-backed pass through certificates	48,272	(767)	47,505
Other debt securities	2,500	(55)	2,445
	53,600	(832)	52,768
12 Months or More
States and political subdivision	2,701	(24)	2,677
U.S. government sponsored agencies and mortgage-backed pass through certificates	174,543	(5,111)	169,432
Other debt securities	17,500	(388)	17,112
	194,744	(5,523)	189,221

Total
States and political subdivision	5,529	(34)	5,495
U.S. government sponsored agencies and mortgage-backed pass through certificates	222,815	(5,878)	216,937
Other debt securities	20,000	(443)	19,557
	$248,344	$(6,355)	$241,989

Held-to-Maturity

(in thousands)	Amortized Cost	Gross Unrealized Losses	Fair Value
12 Months or More
States and political subdivision	$1,512	$(255)	$1,257
U.S. government sponsored agencies and mortgage-backed pass through certificates	37,440	(1,257)	36,183
	$38,952	$(1,512)	$37,440

5.  Loans

Major classifications of loans, net of unearned income and deferred loan origination costs, are summarized as follows:

(in thousands) December 31	2007	2006
Commercial construction	$143,773	$133,902
Commercial secured by real estate	640,574	632,881
Commercial other	333,774	337,075
Real estate construction	69,021	50,588
Real estate mortgage	599,665	579,197
Consumer	435,273	422,291
Equipment lease financing	5,817	11,524
	$2,227,897	$2,167,458

Not included in the loan balances above were loans held for sale in the amount of $2.3 million and $1.4 million at December 31, 2007 and 2006, respectively.  The amount of capitalized fees and costs under SFAS 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases, included in the above loan totals were $2.0 million and $1.5 million at December 31, 2007 and 2006, respectively.

The amount of loans on a non-accruing income status was $22.2 million, $9.9 million, and $12.2 million at December 31, 2007, December 31, 2006, and December 31, 2005, respectively.  The total of loans on nonaccrual that were in homogeneous pools and not evaluated individually for impairment were $3.4 million,  $2.6 million, and $4.1 million at December 31, 2007, December 31, 2006, and December 31, 2005, respectively.  Additional interest which would have been recorded during 2007, 2006, and 2005 if such loans had been accruing interest was approximately $2.3 million, $1.0 million, and $1.3 million, respectively.  Any loan greater than 90 days past due must be well secured and in the process of collection to continue accruing interest.  The amount of loans 90 days past due and still accruing interest was $9.6 million, $4.3 million, and $8.3 million at December 31, 2007, December 31, 2006, and December 31, 2005, respectively.

           At December 31, 2007, 2006, and 2005, the recorded investment in impaired loans was $13.2 million, $7.3 million, and $8.1 million, respectively.  Included in these amounts at December 31, 2007, 2006, and 2005, respectively, were $8.1 million, $4.4 million, and $5.1 million of impaired loans for which specific reserves for loan losses were carried in the amounts of $3.2 million, $1.5 million, and $2.3 million.  The average investment in impaired loans for 2007, 2006, and 2005 was $13.3 million, $7.4 million, and $9.0 million, respectively, while interest income of $0.3 million, $0.2 million, and $0.1 million was recognized on cash payments of $11.0 million, $0.9 million, and $1.6 million.  Of the cash payments received in 2007, $10.2 million was related to receivable payments on one revolving line of credit that was placed on nonaccrual in 2007.

6.  Mortgage Banking Activities

Mortgage banking activities primarily include residential mortgage originations and servicing.  As discussed in note 1 above, mortgage servicing rights (“MSRs”) are carried at fair market value with the implementation of SFAS 156 in January 2007.  The cumulative effect of applying the provisions of this statement was recognized as a $26 thousand adjustment to the beginning balance of retained earnings.  The fair value is determined quarterly based on an independent third-party valuation using a discounted cash flow analysis and calculated using a computer pricing model.  The computer valuation is based on key economic assumptions including the prepayment speeds of the underlying loans, the weighted-average life of the loan, the discount rate, the weighted-average coupon, and the weighted-average default rate, as applicable.  MSRs are a component of other assets.  Along with the gains received from the sale of loans, fees are received for servicing loans.  These fees include late fees, which are recorded in interest income, and ancillary fees and monthly servicing fees, which are recorded in noninterest income.  Costs of servicing loans are charged to expense as incurred.  Changes in fair market value of the MSRs are reported as an increase or decrease to mortgage banking income.

The following table presents the components of mortgage banking income:

(in thousands) Year Ended December 31	2007	2006	2005
Net gain on sale of loans held for sale	$1,338	$1,265	$1,480
Net loan servicing income (expense)
Servicing fees	868	892	889
Late fees	64	56	67
Ancillary fees	147	131	230
Amortization/impairment (prior to 2007)	0	(591)	(330)
Fair value adjustments	(558)	0	0
Net loan servicing income (expense)	521	488	856
Mortgage banking income	$1,859	$1,753	$2,336

Mortgage loans serviced for others are not included in the accompanying balance sheets.  At December 31, 2007, 2006, and 2005, loans serviced for the benefit of others (primarily FHLMC) totaled $351 million, $362 million, and $372 million, respectively.  Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors, and processing foreclosures.  Custodial escrow balances maintained in connection with the foregoing loan servicing, and included in demand deposits, were approximately $539 thousand, $480 thousand, and $510 thousand at December 31, 2007, 2006, and 2005, respectively.

Activity for capitalized mortgage servicing rights using the fair value method in 2007 is a follows:

(in thousands)	2007
Fair value, beginning of period	$3,416
New servicing assets created	401
Change in fair value during the period due to:
Time decay (1)	(182)
Payoffs (2)	(284)
Changes in valuation inputs or assumptions (3)	(93)
Fair value, end of period	$3,258

(1)	Represents decrease in value due to regularly scheduled loan principal payments and partial loan paydowns.
(2)	Represents decrease in value due to loans that paid off during the period.
(3)	Represents change in value resulting from market-driven changes in interest rates.

Activity for capitalized mortgage servicing rights using the amortization method prior to 2007 is as follows:

(in thousands)	2006	2005
Balance, beginning of year	$3,660	$4,225
Additions	321	381
Amortization to expense	(591)	(638)
Valuation adjustments	0	(308)
Balance, end of year	$3,390	$3,660

The fair values of capitalized mortgage servicing rights were $3.3 million, $3.4 million, and $3.9 million at December 31, 2007, 2006, and 2005, respectively.  Fair values for the years ended December 31, 2007, 2006, and 2005 were determined by third-party valuations using discount rates of 10.10%, 10.61%, and 9.14%, respectively, and weighted average default rates of 1.6%, 1.3%, and 1.1%, respectively.  The prepayment speeds applied in 2007 were generated by the Andrew Davidson Prepayment Model.  The speeds ranged from 7.1% to 26.4%, depending on the stratifications of the specific rights.  In 2006 and 2005, Bloomberg PSA speeds ranged from 135% to 389%, and 130% to 327%, depending on the stratifications of the specific rights.  MSR values are very sensitive to movement in interest rates as expected future net servicing income depends on the projected balance of the underlying loans, which can be greatly impacted by the level of prepayments.  CTBI does not currently hedge against changes in the fair value of its MSR portfolio.

7.  Related Party Transactions

In the ordinary course of business, our banking subsidiary has made extensions of credit and had transactions with certain directors and executive officers of CTBI or our subsidiaries, including their associates (as defined by the Securities and Exchange Commission).  We believe such extensions of credit and transactions were made on substantially the same terms, including interest rate and collateral, as those prevailing at the same time for comparable transactions with other persons.  The aggregate amount of related party extensions of credit at January 1, 2007 was $24.4 million.  During 2007, activity with respect to these extensions of credit included new loans of $1.1 million and repayment of $5.4 million.  As a result of these activities, the aggregate balance of related party extensions of credit was $20.1 million at December 31, 2007.  The aggregate balances of related party deposits at December 31, 2007 and 2006 were $22.2 million and $28.5 million, respectively.

8.  Allowance for Loan and Lease Losses

Activity in the allowance for loan and lease losses was as follows:

(in thousands)	2007	2006	2005
Balance, beginning of year	$27,526	$29,506	$27,017
Provision charged to operations	6,540	4,305	8,285
Recoveries	2,420	3,145	3,413
Charge-offs	(8,432)	(9,430)	(10,968)
Allowance of acquired bank	0	0	1,759
Balance, end of year	$28,054	$27,526	$29,506

9.  Premises and Equipment

Premises and equipment are summarized as follows:

(in thousands) December 31	2007	2006
Land and buildings	$66,246	$64,396
Leasehold improvements	5,726	5,727
Furniture, fixtures, and equipment	40,140	38,934
Construction in progress	1,173	1,615
	113,285	110,672
Less accumulated depreciation and amortization	(59,894)	(55,007)
	$53,391	$55,665

Depreciation and amortization of premises and equipment for 2007, 2006, and 2005 was $5.0 million, $5.2 million, and $4.5 million, respectively.

10.  Deposits

Major classifications of deposits are categorized as follows:

(in thousands) December 31	2007	2006
Noninterest bearing deposits	$449,861	$429,994
NOW accounts	18,663	18,107
Money market deposits	447,665	472,340
Savings	188,491	196,923
Certificates of deposit of $100,000 or more	429,756	438,080
Certificates of deposit less than $100,000 and other time deposits	758,728	785,723
	$2,293,164	$2,341,167

Interest expense on deposits is categorized as follows:

(in thousands)	2007	2006	2005
Savings, NOW, and money market accounts	$17,457	$15,399	$8,787
Certificates of deposit of $100,000 or more	21,762	17,663	12,635
Certificates of deposit less than $100,000 and other time deposits	36,418	30,794	21,590
	$75,637	$63,856	$43,012

Maturities of certificates of deposits and other time deposits are presented below:

	Maturities by Period at December 31, 2007
(in thousands)	Total	Within 1 Year	2 Years	3 Years	4 Years	5 Years	After 5 Years
Certificates of deposits of $100,000 or more	$429,756	$395,922	$23,452	$6,982	$2,847	$453	$100
Certificates of deposit less than $100,000 and other time deposits	758,728	682,120	46,992	15,551	7,533	5,218	1,314
	$1,188,484	$1,078,042	$70,444	$22,533	$10,380	$5,671	$1,414

11.  Advances from Federal Home Loan Bank

Federal Home Loan Bank (“FHLB”) advances consisted of the following monthly amortizing and term borrowings at December 31:

(in thousands)	2007	2006
Monthly amortizing	$906	$1,245
Term	40,000	80,000
	$40,906	$81,245

The advances from the FHLB that require monthly principal payments were due for repayment as follows:

	Principal Payments Due by Period at December 31, 2007
(in thousands)	Total	Within 1 Year	2 Years	3 Years	4 Years	5 Years	After 5 Years
Outstanding advances, weighted average interest rate – 4.06%	$906	188	$51	$613	$8	$8	$38

	Principal Payments Due by Period at December 31, 2006
(in thousands)	Total	Within 1 Year	2 Years	3 Years	4 Years	5 Years	After 5 Years
Outstanding advances, weighted average interest rate – 4.51%	$1,245	$355	$172	$51	$613	$8	$46

The term advances that require the total payment to be made at maturity follow:

(in thousands) December 31	2007	2006
Advance #145, 3.31%, due 8/30/07	$0	$40,000
Advance #146, 3.70%, due 8/30/08	40,000	40,000
	$40,000	$80,000

Advances totaling $40.9 million at December 31, 2007 were collateralized by FHLB stock of $23.7 million and a blanket lien on all qualifying 1-4 family first mortgage loans.  As of December 31, 2007, CTBI had a $440 million FHLB borrowing capacity, leaving $399 million available for additional advances.  The advances had fixed interest rates ranging from 1.00% to 6.20% with a weighted average rate of 3.71%.  The advances are subject to restrictions or penalties in the event of prepayment.

12.  Borrowings

Short-term debt is categorized as follows:

(in thousands) December 31	2007	2006
Subsidiaries:
Repurchase agreements	$158,980	$161,630
Federal funds purchased	18,364	15,940
	$177,344	$177,570

On April 28, 2007, we entered into a revolving note agreement for a line of credit in the amount of $12 million, all of which is currently available to meet any future cash needs.  The agreement will mature on April 30, 2008.  We expect to renew this agreement upon maturity.

All federal funds purchased and the majority of repurchase agreements mature and reprice daily.  The average rates paid for federal funds purchased and repurchase agreements on December 31, 2007 were 3.86% and 3.99%, respectively.

The maximum balance for federal funds purchased and repurchase agreements at any month-end during 2007 occurred at August 31, 2007, with a month-end balance of $203.6 million.

Long-term debt is categorized as follows:

(in thousands) December 31	2007	2006
Parent:
Junior subordinated debentures, 9.00%, due 3/31/27	$0	$35,568
Junior subordinated debentures, 8.25%, due 3/31/32	0	25,773
Junior subordinated debentures, 6.52%, due 6/1/37	61,341	0
	$61,341	$61,341

On March 31, 2007, CTBI issued $61.3 million in junior subordinated debentures to a newly formed unconsolidated Delaware statutory trust subsidiary which in turn issued $59.5 million of capital securities in a private placement to institutional investors.  The debentures, which mature in 30 years but are redeemable at par at CTBI’s option after five years, were issued at a rate of 6.52% until June 1, 2012, and thereafter at a floating rate based on the three-month LIBOR plus 1.59%.  The underlying capital securities were issued at the equivalent rates and terms.  The proceeds of the debentures were used to fund the redemption on April 2, 2007 of all CTBI’s outstanding 9.0% and 8.25% junior subordinated debentures in the total amount of $61.3 million.

13.  Federal Income Taxes

The components of the provision for income taxes, exclusive of tax effect of unrealized securities gains, are as follows:

(in thousands)	2007	2006	2005
Current income taxes	$15,463	$12,357	$14,661
Deferred income taxes	955	4,193	745
	$16,418	$16,550	$15,406

A reconciliation of income tax expense at the statutory rate to our actual income tax expense is shown below:

(in thousands)	2007		2006		2005
Computed at the statutory rate	$18,428	35.00%	$19,465	35.00%	$17,436	35.00%
Increase (decrease) resulting from
Tax-exempt interest	(818)	(1.55)	(869)	(1.56)	(916)	(1.84)
Housing and new markets credit	(437)	(0.83)	(437)	(0.79)	(406)	(0.81)
Dividends received deduction	(1,310)	(2.49)	(1,313)	(2.36)	(361)	(0.72)
Bank owned life insurance	(339)	(0.64)	(362)	(0.65)	(203)	(0.41)
Other, net	894	1.69	66	0.12	(144)	(0.29)
Total	$16,418	31.18%	$16,550	29.76%	$15,406	30.93%

The components of the net deferred tax liability as of December 31 are as follows:

(in thousands)	2007	2006
Deferred tax assets
Allowance for loan and lease losses	$9,209	$9,018
Interest on nonperforming loans	797	699
Accrued expenses	439	582
Capitalized lease obligations	446	546
Dealer reserve valuation	701	622
Unrealized losses on available-for-sale securities	606	1,755
Other	503	487
Total deferred tax assets	12,701	13,709

Deferred tax liabilities
Depreciation and amortization	(11,129)	(9,989)
FHLB stock dividends	(4,430)	(4,430)
Loan fee income	(2,703)	(2,764)
Mortgage servicing rights	(1,140)	(1,186)
Other	(402)	(339)
Total deferred tax liabilities	(19,804)	(18,708)

Net deferred tax liability	$(7,103)	$(4,999)

CTBI adopted the provisions of FIN 48 on January 1, 2007.  The cumulative effect of applying the provisions of this statement was recognized as a $0.6 million adjustment to the beginning balance of retained earnings.  The FIN 48 liability is carried in other liabilities in the condensed consolidated balance sheet as of December 31, 2007.  Approximately $0.2 million in FIN 48 liability is relative to state nexus issues.  As of September 30, 2007, we reported resolution of these issues would be completed by March 2008.  However, due to ongoing negotiations with the jurisdiction involved, we now anticipate the filing of these returns by December 31, 2008.  CTBI is subject to taxation in the United States and various state and local jurisdictions.  For federal tax purposes, CTBI’s tax years for 2004 through 2007 are subject to examination by the tax authorities.  For state and local tax purposes, CTBI’s tax years for 2003 through 2007 are subject to examination by the tax authorities.  CTBI currently recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits under FIN 48 is shown below:

(in thousands)	2007
Balance at January 1, 2007	$638
Additions based on tax positions related to current year	104
Additions for tax positions of prior years	25
Reductions for tax positions of prior years	(95)
Balance at December 31, 2007	$672

14.  Employee Benefits

On January 1, 2007, CTBI amended its KSOP Retirement Plan, creating a separate 401(k) Plan and a separate Employee Stock Ownership Plan (“ESOP”).

The 401(k) Plan is available to all employees (age 21 and over) with one year of service and who work at least 1,000 hours per year.  Participants in the plan have the option to contribute from 1% to 15% of their annual compensation.  CTBI matches 50% of participant contributions up to 4% of gross pay. CTBI may at its discretion, contribute an additional percentage of covered employees’ compensation.  CTBI’s matching contributions were $1.3 million, $1.2 million, and $1.2 million for the years ended December 31, 2007, 2006, and 2005 respectfully.  The 401(k) Plan owned 569,755, 520,970, and 540,534 shares of CTBI’s common stock at December 31, 2007, 2006, and 2005, respectfully.  Substantially all shares owned by the 401(k) were allocated to employee accounts on those dates. The market price of the shares at the date of allocation is essentially the same as the market price at the date of purchase.

The ESOP Plan has the same entrance requirements as the 401(k) Plan above.  CTBI currently contributes 4% of covered employees’ gross compensation to the ESOP.  The ESOP uses the contributions to acquire shares of CTBI’s common stock.  CTBI’s contributions to the ESOP were $0.9 million, $0.9 million, and $0.8 million for the years ending December 31, 2007, 2006, and 2005, respectfully.  The ESOP owned 525,938, 553,758, and 564,859 shares of CTBI’s common stock at December 31, 2007, 2006, and 2005, respectively.  Substantially all shares owned by the ESOP were allocated to employee accounts on those dates.  The market price of the shares at the date of allocation is essentially the same as the market price at the date of purchase.

Stock-Based Compensation:

We currently maintain one active and one inactive incentive stock ownership plan covering key employees.  The 2006 Stock Ownership Incentive Plan (“2006 Plan”) was approved by the Board of Directors and our Shareholders in 2006.  The 1998 Stock Option Plan (“1998 Plan”) was approved by the Board of Directors and the Shareholders in 1998.  The 1998 Plan was rendered inactive as of April 26, 2006.  As of December 31, 2007, the 1998 Plan had 1,046,831 shares authorized, 151,311 of which were transferred to the 2006 Plan.  The 1989 Stock Option Plan (“1989 Plan”) was approved by the Board of Directors in 1989.  The 1989 Plan was inactive during 2007 and the remaining outstanding shares were exercised during 2007.  The 1989 Plan is now terminated.  The following table provides detail of the number of shares to be issued upon exercise of outstanding stock-based awards and remaining shares available for future issuance under all of CTBI’s equity compensation plans as of December 31, 2007:

Plan Category (shares in thousands)	Number of Shares to Be Issued Upon Exercise	Weighted Average Price	Shares Available for Future Issuance
Equity compensation plans approved by shareholders
Stock options	689	$ 21.83	1,544 (a)
Restricted stock	0 (c)	(b)	(a)
Performance units	(d)	(b)	(a)
Stock appreciation rights (“SARs”)	(e)	(b)	(a)
Total			1,544

(a)
Under the 2006 Plan, 1.5 million shares (plus any shares reserved for issuance under the 1998 Stock Option Plan) were authorized for issuance as nonqualified and incentive stock options, SARS, restricted stock and performance units.  As of December 31, 2007, the above shares remained available for issuance.

(b)	Not applicable
(c)	As of December 31, 2007, no shares of restricted stock had been issued. The maximum number of shares of Restricted Stock that may be granted to a participant during any calendar year is 40,000 shares.
(d)	No performance units have been issued. The maximum payment that can be made pursuant to Performance Units granted to any one Participant in any calendar year shall be $250,000.
(e)	No SARS have been issued. The maximum number of shares with respect to which SARs may be granted to a Participant during any calendar year shall be 100,000 shares.

The following table details the shares available for future issuance under the 2006 Plan at December 31, 2007.

Plan Category (shares in thousands)	Shares Available for Future Issuance
Shares authorized for issuance	1,500,000
Shares transferred from 1998 Plan at adoption	145,577
1998 Plan forfeitures in 2007	5,734
2006 Plan issuances in 2007	(113,998)
2006 Plan forfeitures in 2007	6,403
Shares available for future issuance	1,543,716

CTBI uses the following assumptions, which are evaluated and revised as necessary, in estimating the grant-date fair value of each option grant for the year end:

	2007	2006	2005
Expected option life (in years)	7.5	7.5	6.5
Expected volatility	0.335	0.364	0.960
Expected Dividend yield	2.77%	3.21%	3.11%
Risk-free interest rate	4.81%	4.53%	3.92%

For 2007 and 2006, the expected option life is derived from the “safe-harbor” rules for estimating option life in SFAS 123(R).  For 2005, the expected option life was derived from historical exercise patterns and expected life.  The expected volatility is based on historical volatility of the stock using a historical look back that approximates the expected life of the option grant.  The interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant.  CTBI’s stock-based compensation expense for the years 2007 and 2006 was $0.6 million and $0.7 million, respectfully.

CTBI’s stock option activity for the 2006 Plan for the years ended December 31, 2007 is summarized as follows:

December 31	2007
	Options	Weighted Average Exercise Price
Outstanding at beginning of year	0	$0.00
Granted	113,998	38.95
Exercised	0	0.00
Forfeited/expired	6,403	38.95
Outstanding at end of year	107,595	$38.95

The options outstanding at December 31, 2007 had no intrinsic value.

A summary of the status of CTBI’s 2006 Plan for nonvested shares as of December 31, 2007, and changes during the year ended December 31, 2007, is presented as follows:

Nonvested Shares	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2007	0	$0.00
Granted	113,998	12.74
Vested	0	0.00
Forfeited	6,403	12,74
Nonvested at December 31, 2007	107,595	$12.74

The 2006 Plan had options with the following remaining lives at December 31, 2007:

2006 Option Plan
Remaining Life	Outstanding Options	Weighted Average Price
Nine Years	107,595	$38.95

Total outstanding	107,595
Weighted average price		$38.95

The weighted-average fair value of options granted from the 2006 Plan during the year 2007 was $1.5 million or $12.74 per share, respectively.

CTBI’s stock option activity for the 1998 Plan for the years ended December 31, 2007, 2006, and 2005 is summarized as follows:

December 31	2007		2006		2005
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of year	632,864	$23.44	621,493	$20.77	614,061	$18.25
Granted	0	0.00	116,900	32.44	107,996	30.88
Exercised	(45,717)	21.37	(96,030)	16.73	(61,810)	14.54
Forfeited/expired	(5,734)	30.38	(9,499)	27.65	(38,754)	18.99
Outstanding at end of year	581,413	$23.52	632,864	$23.44	621,493	$20.77

Exercisable at end of year	380,409	$19.85	170,407	$17.36	115,440	$16.60

The 1998 Plan had options with the following remaining lives at December 31, 2007:

1998 Option Plan
Remaining Life	Outstanding Options	Weighted Average Price
One year	45,603	$15.36
Two years	20,252	13.23
Three years	41,594	11.83
Four years	161,546	19.35
Five years	50,911	20.99
Six years	71,433	27.81
Seven years	83,972	30.88
Eight years	106,102	32.44
Total outstanding	581,413
Weighted average price		$23.52

The weighted-average fair value of options granted from the 1998 Plan during the years 2006 and 2005 was $1.2 million and $1.1 million or $10.51 and $9.72 per share, respectively.  The following table shows the intrinsic values of options exercised, exercisable, and outstanding for the years ended December 31, 2007, 2006, and 2005:

(in thousands)	2007	2006	2005
Options exercised	$701	$2,460	$2,295
Options exercisable	2,922	4,119	1,633
Outstanding options	2,329	11,449	6,203

A summary of the status of CTBI’s 1998 Plan nonvested shares as of December 31, 2007 and changes during the year ended December 31, 2007 is presented below:

Nonvested Shares	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2007	462,457	$6.57
Granted	0	--
Vested	256,529	4.91
Forfeited	4,924	9.11
Nonvested at December 31, 2007	201,004	$8.62

The 1989 Plan has no remaining options available for grant and terminated during 2007.

CTBI’s stock option activity for the 1989 Plan for the years ended December 31, 2007, 2006, and 2005 is summarized as follows:

December 31	2007		2006		2005
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of year	4,832	$19.33	36,619	$14.65	93,645	$13.29
Exercised	(4,832)	19.33	(31,787)	13.94	(57,026)	12.42
Forfeited/expired	0	0.00	0	0.00	0	0.00
Outstanding at end of year	0	$0.00	4,832	$19.33	36,619	$14.65

Exercisable at end of year	0	$0.00	4,832	$19.33	36,619	$14.65

The following table shows the intrinsic values of options exercised, exercisable, and outstanding for the years ended December 31, 2007, 2006, and 2005 in the 1989 Plan:

(in thousands)	2007	2006	2005
Options exercised	$100	$704	$1,228
Options exercisable	0	107	590
Outstanding options	0	107	590

The 1989 Plan was terminated prior to December 31, 2007.

As of December 31, 2007 and 2006 there was $1.3 million and $1.0 million, respectfully, of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the plans.  That cost is expected to be recognized over a weighted-average period of 1.4 years.  The total grant-date fair value of shares vested during the years ended December 31, 2007, 2006, and 2005, was $1.3 million, $0.5 million and $0.2 million, respectively.  Cash received from option exercises under all share-based payment arrangements for the years ended December 31, 2007, 2006, and 2005 was $1.7 million, $4.5 million, and $3.5 million, respectively.  The actual tax benefit realized for the tax deductions from option exercises of the share-based payment arrangements totaled $0.3 million, $0.9 million, and $0.7 million, respectively, for the years ended December 31, 2007, 2006, and 2005.

15.  Operating Leases

Certain premises and equipment are leased under operating leases.  Additionally, certain premises are leased or subleased to third parties.  Minimum non-cancellable rental payments and rental receipts are as follows:

(in thousands)	Payments	Receipts
2008	$1,472	$616
2009	1,128	421
2010	1,073	391
2011	1,057	344
2012	837	252
Thereafter	4,916	136
	$10,483	$2,160

Rental expense net of rental income under operating leases was $0.7 million in 2007, $0.8 million in 2006, and $0.7 million in 2005.

16.  Fair Market Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and Cash Equivalents – The carrying amount approximates fair value.

Securities – Fair values are based on quoted market prices or dealer quotes.

Loans (net of the allowance for loan and lease losses) – The fair value of fixed rate loans and variable rate mortgage loans is estimated by discounting the future cash flows using current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.  For other variable rate loans, the carrying amount approximates fair value.

Loans Held for Sale – The fair value is predetermined based on sale price.

Federal Reserve Bank Stock – The carrying value of Federal Reserve Bank stock approximates fair value based on the redemption provisions of the Federal Reserve Bank.

Federal Home Loan Bank Stock – The carrying value of Federal Home Loan Bank stock approximates fair value based on the redemption provisions of the Federal Home Loan Bank.

Accrued Interest Receivable – The carrying amount approximates fair value.

Capitalized Mortgage Servicing Rights – The fair value is obtained by use of an independent third party.

Deposits – The fair value of deposits is estimated by discounting the future cash flows using the rates currently offered for deposits of similar remaining maturities.

Short-term Borrowings – The carrying amount approximates fair value.

Advances from Federal Home Loan Bank – The fair value of these fixed-maturity advances is estimated by discounting future cash flows using rates currently offered for advances of similar remaining maturities.

Long-term Debt – The fair value is estimated by discounting future cash flows using current rates.

Accrued Interest Payable – The carrying amount approximates fair value.

Other Financial Instruments – The estimated fair value for other financial instruments and off-balance sheet loan commitments approximates cost at December 31, 2007 and 2006.  Off-balance sheet loan commitments at December 31, 2007 and 2006 were $445.6 million and $478.9 million, respectively.

Commitments to Extend Credit – The fair value of commitments to extend credit is based upon the difference between the interest rate at which we are committed to make the loans and the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities, adjusted for the estimated volume of loan commitments actually expected to close.  The fair value of such commitments is not material.

(in thousands) December 31	2007		2006
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets
Cash and cash equivalents	$137,250	$137,250	$157,538	$157,538
Securities	357,112	356,503	466,359	464,866
Loans (net of ALLL)	2,199,843	2,190,123	2,139,932	2,104,378
Loans held for sale	2,334	2,346	1,431	1,451
Federal Reserve Bank stock	4,323	4,323	4,290	4,290
Federal Home Loan Bank stock	23,737	23,737	23,737	23,737
Accrued interest receivable	16,732	16,732	17,321	17,321
Capitalized mortgage servicing rights	3,258	3,258	3,390	3,416
	$2,744,589	$2,734,272	$2,813,998	$2,776,997

Financial liabilities
Deposits	$2,293,164	$2,289,822	$2,341,167	$2,341,474
Short-term borrowings	177,344	178,347	177,570	177,853
Advances from Federal Home Loan Bank	40,906	40,364	81,245	78,281
Long-term debt	61,341	55,608	61,341	60,415
Accrued interest payable	6,836	6,836	7,241	7,241
	$2,579,591	$2,570,977	$2,668,564	$2,665,264

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

At December 31, the Bank had the following off-balance sheet financial instruments, whose approximate contract amounts represent additional credit risk to CTBI:

(in thousands)	2007	2006
Standby letters of credit	$57,241	$54,823
Commitments to extend credit	388,404	424,034
Total	$445,645	$478,857

Standby letters of credit represent conditional commitments to guarantee the performance of a third party.  The credit risk involved is essentially the same as the risk involved in making loans.  At December 31, 2007, we maintained a credit loss reserve of approximately $6 thousand relating to these financial standby letters of credit.  The reserve coverage calculation was determined using essentially the same methodology as used for the allowance for loan and lease losses.  Approximately 91% of the total standby letters of credit are secured, with $44.9 million of the total $57.2 million secured by cash.  Collateral for the remaining secured standby letters of credit varies but is comprised primarily of accounts receivable, inventory, property, equipment, and income-producing properties.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  The Bank evaluates each customer’s credit-worthiness on a case-by-case basis.  Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  A portion of the commitments is to extend credit at fixed rates.  Fixed rate loan commitments at December 31, 2007 of $24.0 million had interest rates and terms ranging predominantly from 6.00% to 7.99% and 6 months to 1 year, respectively.  These credit commitments were based on prevailing rates, terms, and conditions applicable to other loans being made at December 31, 2007.

18.  Concentrations of Credit Risk

CTBI’s banking subsidiary grants commercial, residential, and consumer loans to customers primarily located in eastern, northeastern, central, and south central Kentucky, northeastern Tennessee and southern West Virginia.  The Bank is continuing to manage all components of its portfolio mix in a manner to reduce risk from changes in economic conditions. Concentrations of credit, as defined for regulatory purposes, are reviewed quarterly by management to ensure that internally established limits based on Tier 1 Capital plus the allowance for loan and lease losses are not exceeded.  At December 31, 2007 and 2006, our concentrations of hotel/motel industry credits were 40% and 43% of Tier 1 Capital plus the allowance for loan and lease losses, respectively.    Lessors of residential buildings and dwellings credits at December 31, 2007 and 2006 were 30% and 28% of Tier 1 Capital plus the allowance for loan and lease losses, respectively.  Single family construction credits at December 31, 2007 and 2006 based on established limits were 26% and 25% of Tier 1 Capital plus the allowance for loan and lease losses, respectively.  Floorplan credits at December 31, 2007 and 2006 were 23% and 22% of Tier 1 Capital plus the allowance for loan and lease losses, respectively.  Coal mining and related support industries credits at December 31, 2007 and 2006 were 22% and 33% of Tier 1 Capital plus the allowance for loan and lease losses, respectively.  These percentages are within our internally established limits regarding concentrations of credit.

19.  Commitments and Contingencies

CTBI and our subsidiaries, and from time to time, our officers, are named defendants in legal actions arising from ordinary business activities.  Management, after consultation with legal counsel, believes any pending actions are without merit or that the ultimate liability, if any, will not materially affect our consolidated financial position or results of operations.

20.  Regulatory Matters

Our principal source of funds is dividends received from our subsidiary bank.  Regulations limit the amount of dividends that may be paid by our banking subsidiary without prior approval.  During 2008, approximately $44.1 million plus any 2008 net profits can be paid by our banking subsidiary without prior regulatory approval.

The Federal Reserve Bank adopted quantitative measures which assign risk weightings to assets and off-balance sheet items and also define and set minimum regulatory capital requirements (risk based capital ratios).  All banks are required to have a minimum Tier 1 (core capital) leverage ratio of 4% of adjusted quarterly average assets, Tier 1 capital of at least 4% of risk-weighted assets, and total capital of at least 8% of risk-weighted assets.  Tier 1 capital consists principally of shareholders’ equity including capital-qualifying subordinated debt but excluding unrealized gains and losses on securities available-for-sale, less goodwill and certain other intangibles.  Total capital consists of Tier 1 capital plus certain debt instruments and the reserve for credit losses, subject to limitation.  Failure to meet certain capital requirements can initiate certain actions by regulators that, if undertaken, could have a direct material effect on our consolidated financial statements.  The regulations also define well-capitalized levels of Tier 1 leverage, Tier 1, and total capital as 5%, 6%, and 10%, respectively.  We had Tier 1 leverage, Tier 1, and total capital ratios above the well-capitalized levels at December 31, 2007 and 2006.  We believe, as of December 31, 2007, CTBI meets all capital adequacy requirements for which it is subject to be defined as well-capitalized under the regulatory framework for prompt corrective action.

Under the current Federal Reserve Board’s regulatory framework, certain capital securities offered by wholly owned unconsolidated trust preferred entities of CTBI are included as Tier 1 regulatory capital.  On March 1, 2005, the Federal Reserve Board adopted a final rule that allows the continued limited inclusion of trust preferred securities in the Tier 1 capital of bank holding companies (“BHCs”).  Under the final rule, trust preferred securities and other restricted core capital elements are subject to stricter quantitative limits.  The Board's final rule limits restricted core capital elements to 25 percent of all core capital elements, net of goodwill less any associated deferred tax liability.  Internationally active BHCs, defined as those with consolidated assets greater than $250 billion or on-balance sheet foreign exposure greater than $10 billion, are subject to a 15 percent limit, but they may include qualifying mandatory convertible preferred securities up to the generally applicable 25 percent limit.  Amounts of restricted core capital elements in excess of these limits generally may be included in Tier 2 capital.  The final rule provides a five-year transition period, ending March 31, 2009, for application of the quantitative limits.  The requirement for trust preferred securities to include a call option has been eliminated, and standards for the junior subordinated debt underlying trust preferred securities eligible for Tier 1 capital treatment have been clarified.  The final rule addresses supervisory concerns, competitive equity considerations, and the accounting for trust preferred securities. The final rule also strengthens the definition of regulatory capital by incorporating longstanding Board policies regarding the acceptable terms of capital instruments included in banking organizations' Tier 1 or Tier 2 capital.  The final rule did not have a material impact on our regulatory ratios.

Consolidated Capital Ratios

	Actual		For Capital Adequacy Purposes		To Be Well-Capitalized Under Prompt Corrective Action Provision
(in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2007:
Tier 1 capital
(to average assets)	$294,472	10.32%	$114,136	4.00%	$142,671	5.00%
Tier 1 capital
(to risk weighted assets)	294,472	13.24	88,964	4.00	133,447	6.00
Total capital
(to risk weighted assets)	322,243	14.49	177,912	8.00	222,390	10.00

As of December 31, 2006:
Tier 1 capital
(to average assets)	$276,898	9.58%	$115,615	4.00%	$144,519	5.00%
Tier 1 capital
(to risk weighted assets)	276,898	12.21	90,712	4.00	136,068	6.00
Total capital
(to risk weighted assets)	304,594	13.43	181,441	8.00	226,801	10.00

Community Trust Bank, Inc.'s Capital Ratios

	Actual		For Capital Adequacy Purposes		To Be Well-Capitalized Under Prompt Corrective Action Provision
(in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2007:
Tier 1 capital
(to average assets)	$285,211	10.02%	$113,857	4.00%	$142,321	5.00%
Tier 1 capital
(to risk weighted assets)	285,211	12.84	88,851	4.00	133,276	6.00
Total capital
(to risk weighted assets)	312,982	14.09	177,704	8.00	222,131	10.00

As of December 31, 2006:
Tier 1 capital
(to average assets)	$267,974	9.30%	$115,258	4.00%	$144,072	5.00%
Tier 1 capital
(to risk weighted assets)	267,974	11.83	90,608	4.00	135,912	6.00
Total capital
(to risk weighted assets)	295,670	13.05	181,254	8.00	226,567	10.00

21.  Parent Company Financial Statements

Condensed Balance Sheets

(in thousands) December 31	2007	2006
Assets:
Cash on deposit	$5,823	$4,959
Investment in and advances to subsidiaries	353,848	333,709
Excess of cost over net assets acquired (net of accumulated amortization)	4,973	4,973
Other assets	154	1,968
Total assets	$364,798	$345,609

Liabilities and shareholders’ equity:
Subordinated debt	$61,341	$61,341
Other liabilities	2,102	1,893
Total liabilities	63,443	63,234

Shareholders’ equity	301,355	282,375

Total liabilities and shareholders’ equity	$364,798	$345,609

Condensed Statements of Income

(in thousands) Year Ended December 31	2007	2006	2005
Income:
Dividends from subsidiary banks	$23,380	$14,410	$17,160
Other income	1,207	42	232
Total income	24,587	14,452	17,392

Expenses:
Interest expense	4,364	5,414	5,414
Other expenses	3,163	848	1,006
Total expenses	7,527	6,262	6,420

Income before income taxes and equity in undistributed income of subsidiaries	17,060	8,190	10,972
Applicable income taxes	(2,184)	(2,123)	(2,167)
Income before equity in undistributed income of subsidiaries	19,244	10,313	13,139
Equity in undistributed income of subsidiaries	17,383	28,751	21,273

Net income	$36,627	$39,064	$34,412

Condensed Statements of Cash Flows

(in thousands) Year Ended December 31	2007	2006	2005
Cash flows from operating activities:
Net income	$36,627	$39,064	$34,412
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of subsidiaries	(17,383)	(28,751)	(21,273)
Excess tax benefit of stock-based compensation	245	250	0
Change in other assets and liabilities, net	2,646	795	(1,893)
Net cash provided by operating activities	22,135	11,358	11,246

Cash flows from investing activities:
Repayment of investments in and advances to subsidiaries	(1,228)	(711)	0
Redemption of investment in unconsolidated subsidiaries	1,841	0	0
Investment in unconsolidated subsidiaries	(1,841)	0	0
Other	0	2,356	0
Net cash provided by investing activities	(1,228)	1,645	0

Cash flows from financing activities:
Repayments of purchased funds and other short-term borrowings	(9)	0	0
Payment for redemption of junior subordinated debentures	(61,341)	0	0
Issuance of junior subordinated debentures	61,341	0	0
Issuance of common stock	2,760	3,182	3,364
Purchase of common stock	(6,185)	0	0
Excess tax benefit of stock-based compensation	(245)	(250)	0
Dividends paid	(16,364)	(15,852)	(14,619)
Net cash used in financing activities	(20,043)	(12,920)	(11,255)

Net increase (decrease) in cash and cash equivalents	864	83	(9)
Cash and cash equivalents at beginning of year	4,959	4,876	4,885
Cash and cash equivalents at end of year	$5,823	$4,959	$4,876

22.  Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

Year Ended December 31	2007	2006	2005
Numerator:
Net income (in thousands)	$36,627	$39,064	$34,412

Denominator:
Basic earnings per share:
Weighted average shares	15,150,029	15,086,478	14,907,706
Diluted earnings per share:
Effect of dilutive securities - stock options	222,391	213,420	231,710
Adjusted weighted average shares	15,372,420	15,299,898	15,139,416

Earnings per share:
Basic earnings per share	$2.42	$2.59	$2.31
Diluted earnings per share	2.38	2.55	2.27

At December 31, 2007, 107,595 stock options at a price of $38.95 were outstanding and were not used in the computation of diluted earnings per share because their exercise price was greater than the average market value of the common stock.  At December 31, 2006 and 2005, all outstanding stock options were used in the computation of diluted earnings per share.

23.  Accumulated Other Comprehensive Income

CTBI has elected to present the disclosure required by SFAS No. 130, Reporting Comprehensive Income, in the consolidated Statements of Changes in Shareholders' Equity.  The subtotal Comprehensive income represents total comprehensive income as defined in the statement.  Reclassification adjustments, related tax effects allocated to changes in equity, and accumulated other comprehensive income as of and for the years ended December 31 were as follows:

(in thousands)	2007	2006	2005
Reclassification adjustment, pretax:
Change in unrealized net gains (losses) arising during year	$3,290	$1,654	$(8,276)
Reclassification adjustment for net gains included in net income	0	0	(3)
Change in unrealized gains on securities available-for-sale	$3,290	$1,654	$(8,279)
Related tax effects:
Change in unrealized net gains (losses) arising during year	$1,152	$579	$(2,897)
Reclassification adjustment for net gains included in net income	0	0	(1)
Change in net deferred tax liability	$1,152	$579	$(2,898)
Reclassification adjustment, net of tax:
Change in unrealized net gains (losses) arising during year	$2,138	$1,075	$(5,379)
Reclassification adjustment for net gains included in net income	0	0	(2)
Change in other comprehensive income	$2,138	$1,075	$(5,381)

24.  FDIC One-Time Assessment Credit

Effective November 17, 2006, the FDIC implemented a one-time credit of $4.7 billion to eligible institutions.  The purpose of the credit is to recognize contributions made by certain institutions to capitalize the Bank Insurance Fund and Savings Association Insurance Fund, which have now been merged into the Deposit Insurance Fund.  The Bank is an eligible institution and received notice from the FDIC that its share of the credit is approximately $2.2 million.  As of December 31, 2007, approximately $1.2 million remains as a contingent future credit against future insurance assessment payments.  We anticipate the credit to be fully absorbed during the fourth quarter 2008 and any remaining expense to be minimal.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Audit Committee, Board of Directors, and Shareholders
Community Trust Bancorp, Inc.
Pikeville, Kentucky

We have audited the accompanying consolidated balance sheets of Community Trust Bancorp, Inc. (Company) as of December 31, 2007 and 2006, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for the two years ended December 31, 2007.  The Company’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).   Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  Our audits included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2007 and 2006, and the results of its operations and its cash flows for the two years ended December 31, 2007, in conformity with accounting principles generally accepted in the Unites States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 3, 2008, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ BKD, LLP
BKD, LLP
Louisville, Kentucky
March 3, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Audit Committee, Board of Directors and Shareholders
Community Trust Bancorp, Inc.
Pikeville, Kentucky

We have audited Community Trust Bancorp, Inc.’s (Company) internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management report on internal control.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audit also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company, (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the company and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company and our report dated March 3, 2008, expressed an unqualified opinion thereon.

/s/ BKD, LLP
BKD, LLP
Louisville, Kentucky
March 3, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Community Trust Bancorp, Inc.
Pikeville, Kentucky

We have audited the accompanying consolidated statements of income, stockholders' equity, and cash flows of Community Trust Bancorp, Inc. and its subsidiaries (the “Corporation”) for the year ended December 31, 2005.  These consolidated financial statements are the responsibility of the Corporation’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of Community Trust Bancorp, Inc. and its subsidiaries for the year ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche, LLP
Deloitte & Touche, LLP
Louisville, Kentucky
March 9, 2006

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

The Audit Committee of Community Trust Bancorp, Inc. announced on May 15, 2006 that it engaged BKD, LLP to serve as CTBI's new independent registered certified public accountants.  Deloitte & Touche, LLP (“Deloitte”) resigned as CTBI's independent registered public accounting firm.  The Audit Committee accepted Deloitte’s resignation.

The reports of Deloitte on our consolidated financial statements for the year ended December 31, 2005 did not contain an adverse opinion or a disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope, or accounting principle.

Item 9A.  Controls and Procedures

CTBI's management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934.  As of December 31, 2007, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and the Executive Vice President/Treasurer, of the effectiveness of the design and operation of CTBI's disclosure controls and procedures.  Based on that evaluation, management concluded that disclosure controls and procedures as of December 31, 2007 were effective in ensuring material information required to be disclosed in this annual report on Form 10-K was recorded, processed, summarized, and reported on a timely basis.  Additionally, there were no changes in CTBI's internal control over financial reporting that occurred during the year ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, CTBI's internal control over financial reporting.

Management's responsibilities related to establishing and maintaining effective disclosure controls and procedures include maintaining effective internal controls over financial reporting that are designed to produce reliable financial statements in accordance with accounting principles generally accepted in the United States.  There have been no significant changes in CTBI's internal controls or in other factors that could significantly affect internal controls subsequent to December 31, 2007.

MANAGEMENT REPORT ON INTERNAL CONTROL

We, as management of Community Trust Bancorp, Inc. and its subsidiaries (“CTBI”), are responsible for establishing and maintaining adequate internal control over financial reporting.  Pursuant to the rules and regulations of the Securities and Exchange Commission, internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

Management has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2007 based on the control criteria established in a report entitled Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, we have concluded that CTBI’s internal control over financial reporting is effective as of December 31, 2007.

The effectiveness of CTBI’s internal control over financial reporting as of December 31, 2007 has been audited by BKD, LLP, an independent registered public accounting firm that audited the CTBI’s consolidated financial statements included in this annual report.

Date: March 5, 2008	By:	/s/ Jean R. Hale
Jean R. Hale
Chairman, President and Chief Executive Officer

By:	/s/ Kevin J. Stumbo
Kevin J. Stumbo
Executive Vice President and Treasurer
(Principal Financial Officer)

Item 9B.  Other Information

None

PART III

Items 10 and 11.  Directors, Executive Officers, and Corporate Governance of the Registrant and Executive Compensation

The information required by these Items other than the information set forth above under Part I, “Executive Officers of the Registrant,” is omitted because CTBI is filing a definitive proxy statement pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report which includes the required information.  The required information contained in CTBI’s proxy statement is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required by this Item other than the information provided below is omitted because CTBI is filing a definitive proxy statement pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report which includes the required information.  The required information contained in CTBI’s proxy statement is incorporated herein by reference.

Equity Compensation Plan Information

The following table provides information as of December 31, 2007, with respect to compensation plans under which common shares of CTBI are authorized for issuance to officers or employees in exchange for consideration in the form of services provided to CTBI and/or its subsidiaries.  We currently maintain one active and one inactive incentive stock option plans covering key employees.  The 2006 Stock Ownership Incentive Plan (“2006 Plan”) was approved by the Board of Directors and the Shareholders in 2006.  The 2006 Plan had 1,500,000 shares authorized, 1,392,405 of which were available at December 31, 2007 for future grants.  In addition, any shares reserved for issuance under the 1998 Stock Option Plan (“1998 Plan”) in excess of the number of shares as to which options or other benefits are awarded thereunder, plus any shares as to which options or other benefits granted under the 1998 Plan may lapse, expire, terminate or be canceled, shall also be reserved and available for issuance or reissuance under the 2006 Plan.  The 1998 Plan was approved by the Board of Directors and the Shareholders in 1998.  The 1998 Plan had 1,046,831 shares authorized, 151,311 of which were available at December 31, 2007 and transferred into the 2006 Plan.  The 1989 Stock Option Plan (“1989 Plan”) was approved by the Board of Directors and the Shareholders in 1989.  The 1989 Stock Option Plan (“1989 Plan”) has no remaining options available for grant.

	A	B	C
Plan Category	Number of Common Shares to be Issued Upon Exercise of Outstanding Options	Weighted Average Exercise Price of Issuance Outstanding Options	Number of Securities Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in Column A)

Equity compensation plans approved by shareholders	689,008	$ 21.83	1,543,716

Equity compensation plans not approved by shareholders	0	--	0

Total	689,008	$ 21.83	1,543,716

Additional information regarding CTBI’s stock option plans can be found in notes 1 and 14 to the consolidated financial statements.

Item 13.  Certain Relationships, Related Transactions, and Director Independence

The information required by this Item is omitted because CTBI is filing a definitive proxy statement pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report which includes the required information.  The required information contained in CTBI’s proxy statement is incorporated herein by reference.

Item 14.  Principal Accountant Fees and Services

The information required by this Item is omitted because CTBI is filing a definitive proxy statement pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report which includes the required information.  The required information contained in CTBI’s proxy statement is incorporated herein by reference.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a) The following documents are filed as a part of this report:

Financial Statements and Financial Statement Schedules

Exhibit No.	Description of Exhibits
3.1	Articles of Incorporation and all amendments thereto {incorporated by reference to registration statement no. 33-35138}

3.2	By-laws of CTBI as amended July 25, 1995 {incorporated by reference to registration statement no. 33-61891}

3.3	By-laws of CTBI as amended January 29, 2008 {incorporated by reference to current report on Form 8-K filed January 30, 2008}

10.1
Community Trust Bancorp, Inc. Employee Stock Ownership Plan (Effective January 1, 2007) {incorporated herein by reference to Form 10-K for the fiscal year ended December 31, 2006 under SEC file no. 000-111-29}

10.2
Community Trust Bancorp, Inc. Savings and Employee Stock Ownership Plan (Amendment Number One effective January 1, 2002, Amendment Number Two effective January 1, 2004, Amendment Number Three effective March 28, 2005, and Amendment Number Four effective January 1, 2006) {incorporated herein by reference to Form 10-K for the fiscal year ended December 31, 2006 under SEC file no. 000-111-29}

10.3
Second restated Pikeville National Corporation 1989 Stock Option Plan (commonly known as Community Trust Bancorp, Inc. 1989 Stock Option Plan) {incorporated by reference to registration statement no. 33-36165}

10.4	Community Trust Bancorp, Inc. 1998 Stock Option Plan {incorporated by reference to registration statement no. 333-74217}

10.5	Community Trust Bancorp, Inc. 2006 Stock Ownership Incentive Plan {incorporated by reference to Proxy Statement dated March 24, 2006}

10.6
Form of Severance Agreement between Community Trust Bancorp, Inc. and executive officers (currently in effect with respect to eleven executive officers) {incorporated herein by reference to Form 10-K for the fiscal year ended December 31, 2001 under SEC file no. 000-111-29}

10.7	Senior Management Incentive Compensation Plan (2008) {incorporated herein by reference to current report on Form 8-K dated January 29, 2008}

10.8	Restricted Stock Agreement {incorporated herein by reference to current report on Form 8-K dated January 29, 2008}

21	List of subsidiaries

23.1	Consent of BKD, LLP, Independent Registered Public Accounting Firm

23.2	Consent of Deloitte & Touche, LLP, Independent Registered Public Accounting Firm

31.1	Certification of Principal Executive Officer (Jean R. Hale, Chairman, President and CEO)

31.2	Certification of Principal Financial Officer (Kevin J. Stumbo, Executive Vice President and Treasurer)

32.1	Certification of Jean R. Hale, Chairman, President and CEO, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Kevin J. Stumbo, Executive Vice President and Treasurer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

 (b)Exhibits

The response to this portion of Item 15 is submitted as a separate section of this report.

(c)Financial Statement Schedules

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf the undersigned, thereunto duly authorized.

Community Trust Bancorp, Inc.

Date: March 5, 2008	By:	/s/ Jean R. Hale
Jean R. Hale
Chairman, President and Chief Executive Officer

By:	/s/ Kevin J. Stumbo
Kevin J. Stumbo
Executive Vice President and Treasurer
(Principal Financial Officer)

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

March 5, 2008	/s/ Jean R. Hale	Chairman, President, and Chief Executive Officer
Jean R. Hale

March 5, 2008	/s/ Kevin J. Stumbo	Executive Vice President and Treasurer (Principal Financial Officer)
Kevin J. Stumbo

March 5, 2008	/s/ Charles J. Baird	Director
Charles J. Baird

March 5, 2008	/s/ Nick A. Cooley	Director
Nick A. Cooley

March 5, 2008	/s/ James E. McGhee, II	Director
James E. McGhee II

March 5, 2008	/s/ M. Lynn Parrish	Director
M. Lynn Parrish

March 5, 2008	/s/ James R. Ramsey	Director
James R. Ramsey

March 5, 2008	/s/ Paul E. Patton	Director
Paul E. Patton

COMMUNITY TRUST BANCORP, INC. AND SUBSIDIARIES
INDEX TO EXHIBITS

Exhibit No.
3.1	Articles of Incorporation for CTBI {incorporated herein by reference}

3.2	By-laws of CTBI as amended July 25, 1995 {incorporated herein by reference}

3.3	By-laws of CTBI as amended January 29, 2008 {incorporated herein by reference}

10.1	Community Trust Bancorp, Inc. Employee Stock Ownership Plan (Effective January 1, 2007) {incorporated herein by reference}

10.2
Community Trust Bancorp, Inc. Savings and Employee Stock Ownership Plan (Amendment Number One effective January 1, 2002, Amendment Number Two effective January 1, 2004, Amendment Number Three effective March 28, 2005, and Amendment Number Four effective January 1, 2006) {incorporated herein by reference}

10.3	Second restated Pikeville National Corporation 1989 Stock Option Plan (commonly known as Community Trust Bancorp, Inc. 1989 Stock Option Plan) {incorporated herein by reference}

10.4	Community Trust Bancorp, Inc. 1998 Stock Option Plan {incorporated herein by reference}

10.5	Community Trust Bancorp, Inc. 2006 Stock Ownership Incentive Plan {incorporated herein by reference}

10.6	Form of Severance Agreement between Community Trust Bancorp, Inc. and executive officers (currently in effect with respect to eleven executive officers) {incorporated herein by reference}

10.7	Senior Management Incentive Compensation Plan (2008) {incorporated herein by reference}

10.8	Restricted Stock Agreement {incorporated herein by reference}

21	List of subsidiaries

23.1	Consent of BKD, LLP, Independent Registered Public Accounting Firm

23.2	Consent of Deloitte & Touche, LLP, Independent Registered Public Accounting Firm

31.1	Certification of Principal Executive Officer (Jean R. Hale, Chairman, President and CEO)

31.2	Certification of Principal Financial Officer (Kevin J. Stumbo, Executive Vice President and Treasurer)

32.1	Certification of Jean R. Hale, Chairman, President and CEO, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Kevin J. Stumbo, Executive Vice President and Treasurer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002