Form 10-Q
period 2008-03-31
COMMUNITY TRUST BANCORP INC /KY/
filed 2008-05-09
CIK 350852

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “accelerated filer, large accelerated filer, and smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	Accelerated filer ✓	Non-accelerated filer	Smaller reporting company
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	No ✓

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common stock – 14,989,039 shares outstanding at April 30, 2008

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

The accompanying information has not been audited by independent registered public accountants; however, in the opinion of management such information reflects all adjustments necessary for a fair presentation of the results for the interim period.  All such adjustments are of a normal and recurring nature.

The accompanying condensed consolidated financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all of the disclosures normally required by accounting principles generally accepted in the United States of America or those normally made in the Registrant's annual report on Form 10-K.  Accordingly, the reader of the Form 10-Q should refer to the Registrant's Form 10-K for the year ended December 31, 2007 for further information in this regard.

Community Trust Bancorp, Inc.
Condensed Consolidated Balance Sheets

(dollars in thousands)	(unaudited) March 31 2008	December 31 2007
Assets:
Cash and due from banks	$89,612	$105,209
Federal funds sold	56,000	32,041
Cash and cash equivalents	145,612	137,250

Securities available-for-sale at fair value
(amortized cost of $296,894 and $325,879, respectively)	299,831	324,153
Securities held-to-maturity at amortized cost
(fair value of $31,384 and $32,350, respectively)	31,137	32,959
Loans held for sale	1,310	2,334

Loans	2,251,846	2,227,897
Allowance for loan losses	(28,599)	(28,054)
Net loans	2,223,247	2,199,843

Premises and equipment, net	52,823	53,391
Federal Reserve Bank and Federal Home Loan Bank stock	28,064	28,060
Goodwill	65,059	65,059
Core deposit intangible (net of accumulated amortization of $5,746 and
$5,588, respectively)	1,758	1,917
Bank owned life insurance	23,508	23,285
Mortgage servicing rights	2,837	3,258
Other assets	29,298	31,175
Total assets	$2,904,484	$2,902,684

Liabilities and shareholders’ equity:
Deposits
Noninterest bearing	$434,033	$449,861
Interest bearing	1,871,534	1,843,303
Total deposits	2,305,567	2,293,164

Repurchase agreements	148,739	158,980
Federal funds purchased and other short-term borrowings	8,511	18,364
Advances from Federal Home Loan Bank	40,858	40,906
Long-term debt	61,341	61,341
Other liabilities	32,619	28,574
Total liabilities	2,597,635	2,601,329

Shareholders’ equity:
Preferred stock, 300,000 shares authorized and unissued	-	-
Common stock, $5 par value, shares authorized 25,000,000;
shares outstanding 2008 – 14,979,336; 2007 – 15,044,124	74,897	75,221
Capital surplus	147,586	149,005
Retained earnings	82,457	78,251
Accumulated other comprehensive income (loss), net of tax	1,909	(1,122)
Total shareholders’ equity	306,849	301,355

Total liabilities and shareholders’ equity	$2,904,484	$2,902,684

See notes to condensed consolidated financial statements.

Community Trust Bancorp, Inc.
Condensed Consolidated Statements of Income and Other Comprehensive Income
(unaudited)

Three Months Ended
March 31
(in thousands except per share data)	2008	2007
Interest income:
Interest and fees on loans, including loans held for sale	$39,755	$42,187
Interest and dividends on securities
Taxable	3,412	4,645
Tax exempt	474	501
Interest and dividends on Federal Reserve and Federal Home Loan Bank stock	509	438
Other, including interest on federal funds sold	530	1,407
Total interest income	44,680	49,178

Interest expense:
Interest on deposits	15,527	19,050
Interest on repurchase agreements and other short-term borrowings	1,468	2,158
Interest on advances from Federal Home Loan Bank	377	704
Interest on long-term debt	1,000	1,376
Total interest expense	18,372	23,288

Net interest income	26,308	25,890
Provision for loan losses	2,369	470
Net interest income after provision for loan losses	23,939	25,420

Noninterest income:
Service charges on deposit accounts	5,099	4,804
Gains on sales of loans, net	546	296
Trust income	1,191	1,199
Loan related fees	299	1,021
Bank owned life insurance	263	232
Securities losses	(50)	0
Other	1,395	946
Total noninterest income	8,743	8,498

Noninterest expense:
Salaries and employee benefits	10,711	11,114
Occupancy, net	1,626	1,760
Equipment	1,053	1,229
Data processing	1,381	1,150
Bank franchise tax	890	866
Legal and professional fees	713	753
Other	3,627	5,624
Total noninterest expense	20,001	22,496

Income before income taxes	12,681	11,422
Income taxes	4,136	3,400
Net income	8,545	8,022

Other comprehensive income, net of tax:
Unrealized holding gains on securities available-for-sale	3,031	608
Comprehensive income	$11,576	$8,630

Basic earnings per share	$0.57	$0.53
Diluted earnings per share	$0.57	$0.52

Weighted average shares outstanding-basic	15,000	15,191
Weighted average shares outstanding-diluted	15,116	15,437

Dividends per share	$0.29	$0.27

See notes to condensed consolidated financial statements.

Community Trust Bancorp, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Three months ended
	March 31
(in thousands)	2008	2007

Cash flows from operating activities:
Net income	$8,545	$8,022
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,292	1,475
Change in net deferred tax liability	1,492	(327)
Stock based compensation	186	230
Excess tax benefits of stock-based compensation	241	197
Provision for loan and other real estate losses	2,401	519
Securities losses	50	0
Gains on sale of mortgage loans held for sale	(547)	(296)
(Gains) losses on sale of assets, net	(37)	79
Proceeds from sale of mortgage loans held for sale	26,056	15,425
Funding of mortgage loans held for sale	(24,485)	(14,591)
Amortization of securities premiums, net	(7)	166
Change in cash surrender value of bank owned life insurance	(223)	(199)
Fair value adjustments of mortgage servicing rights	421	(59)
Amortization/write-off of debt issuance costs	0	1,950
Changes in:
Other liabilities	706	3,385
Other assets	1,422	(688)
Net cash provided by operating activities	17,804	15,288

Cash flows from investing activities:
Securities available-for-sale:
Proceeds from sales	29,950	40,000
Proceeds from prepayments and maturities	10,425	10,857
Purchase of securities	(11,443)	(64,800)
Securities held-to-maturity:
Proceeds from prepayments and maturities	1,832	1,829
Change in loans, net	(27,383)	(5,237)
Purchase of premises, equipment, and other real estate	(574)	(800)
Additional investment in equity securities	(4)	(5)
Investment in unconsolidated subsidiaries	0	(1,841)
Proceeds from sale of other real estate and other repossessed assets	2,155	1,174
Additional investment in other real estate owned	(76)	0
Net cash provided by (used in) investing activities	4,882	(18,823)

Cash flows from financing activities:
Change in deposits, net	12,403	51,865
Change in repurchase agreements and other short-term borrowings, net	(20,094)	8,511
Payments on advances from Federal Home Loan Bank	(48)	(112)
Additional borrowings	0	61,341
Issuance of common stock	647	1,092
Purchase of common stock	(2,631)	0
Excess tax benefits of stock-based compensation	(241)	(197)
Dividends paid	(4,360)	(4,093)
Net cash provided by (used in) financing activities	(14,324)	118,604
Net increase in cash and cash equivalents	8,362	114,872
Cash and cash equivalents at beginning of period	137,250	157,538
Cash and cash equivalents at end of period	$145,612	$272,410

Supplemental disclosures:
Income taxes paid	$1,254	$2,500
Interest paid	16,940	19,108
Non-cash activities
Loans to facilitate the sale of other real estate owned	281	92
Common stock dividends accrued, paid in subsequent quarter	4,339	4,105

See notes to condensed consolidated financial statements.

Community Trust Bancorp, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1 - Summary of Significant Accounting Policies

In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments (which consist of normal recurring accruals) necessary, to present fairly the condensed consolidated financial position as of March 31, 2008, the results of operations for the three months ended March 31, 2008 and 2007, and the cash flows for the three months ended March 31, 2008 and 2007.  In accordance with accounting principles generally accepted in the United States of America for interim financial information, these statements do not include certain information and footnote disclosures required by accounting principles generally accepted in the United States of America for complete annual financial statements.  The condensed consolidated balance sheet as of December 31, 2007 has been derived from the audited consolidated financial statements of Community Trust Bancorp, Inc. ("CTBI") for that period.  The results of operations for the three months ended March 31, 2008 and 2007, and the cash flows for the three months ended March 31, 2008 and 2007, are not necessarily indicative of the results to be expected for the full year.  For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2007, included in CTBI's Annual Report on Form 10-K.

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

New Accounting Standards –

➢ Accounting for Servicing of Financial Assets – Statement of Financial Accounting Standard (“SFAS”) No. 156, Accounting for Servicing of Financial Assets amends SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities – a replacement of SFAS No. 125, by requiring, in certain situations, an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract.  All separately recognized servicing assets and servicing liabilities are required to be initially measured at fair value.  Subsequent measurement methods include the amortization method, whereby servicing assets or servicing liabilities are amortized in proportion to and over the period of estimated net servicing income or net servicing loss or the fair value method, whereby servicing assets or servicing liabilities are measured at fair value at each reporting date and changes in fair value are reported in earnings in the period in which they occur.  If the amortization method is used, an entity must assess servicing assets or servicing liabilities for impairment or increased obligation based on the fair value at each reporting date.  Adoption of SFAS 156 on January 1, 2007 did not have a significant impact on our consolidated financial statements.

➢ Fair Value Measurements – Effective January 1, 2008, CTBI adopted SFAS No. 157, Fair Value Measurements.  SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances.  In this standard, the FASB clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability.  In support of this principle, SFAS 157 establishes a fair value hierarchy that prioritizes the information used to develop those assumptions.  The fair value hierarchy is as follows:

Level 1 Inputs – Unadjusted quoted process in active markets for identical assets or liabilities that the entity has the ability to access at the measurement date.

Level 2 Inputs - Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. These might include quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals.

Level 3 Inputs - Unobservable inputs for determining the fair values of assets or liabilities that reflect an entity’s own assumptions about the assumptions that market participants would use in pricing the assets or liabilities.

➢  Fair Value Option for Financial Assets and Financial Liabilities – In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities, which permits entities to choose to measure many financial instruments and certain other items at fair value.  The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the FASB’s long-term measurement objectives for accounting for financial instruments.  SFAS 159 is effective for fiscal years beginning after November 15, 2007. CTBI has not elected the fair value option for any financial assets or liabilities at March 31, 2008.

➢ Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards – On June 14, 2007, the Emerging Issues Task Force (“EITF”) reached a final consensus on Issue No. 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards.  This consensus was ratified by FASB on June 27, 2007.  This issue states that tax benefits received on dividends paid to employees associated with their unvested stock compensation awards should be recorded in additional paid-in capital (“APIC”) for awards expected to vest.  Currently, such dividends are accounted for as a permanent tax deduction reducing the annual effective income tax rate.  This issue is to be applied prospectively to dividends declared in fiscal years beginning after December 15, 2007.  Retrospective application of this Issue is prohibited.  Issue No. 06-11 did not have a material effect on our consolidated financial statements.

➢ Business Combinations (Revised 2007) – The FASB recently issued SFAS 141(R), which replaces FAS 141, Business Combinations, and applies to all transactions and other events in which one entity obtains control over one or more other businesses.  SFAS 141R requires an acquirer, upon initially obtaining control of another entity, to recognize the assets, liabilities, and any non-controlling interest in the acquiree at fair value as of the acquisition date.  Contingent consideration is required to be recognized and measured at fair value on the date of acquisition rather than at a later date when the amount of that consideration may be determinable beyond a reasonable doubt.  This fair value approach replaces the cost-allocation process required under SFAS 141 whereby the cost of an acquisition was allocated to the individual assets acquired and liabilities assumed based on their estimated fair value.  SFAS 141R requires acquirers to expense acquisition-related costs as incurred rather than allocating such costs to the assets acquired and liabilities assumed as was previously the case under SFAS 141.  Under SFAS 141R, the requirements of SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities, would have to be met in order to accrue for a restructuring plan in purchase accounting.  Pre-acquisition contingencies are to be recognized at fair value, unless it is a non-contractual contingency that is not likely to materialize, in which case, nothing should be recognized in purchase accounting, and instead, that contingency would be subject to the probable and estimable recognition criteria of SFAS 5, Accounting for Contingencies.  SFAS 141R is expected to have a significant impact on our accounting for business combinations closing on or after January 1, 2009.

➢ Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split Dollar Life Insurance Arrangements – EITF Issue No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split Dollar Life Insurance Arrangements requires the recognition of a liability and related compensation expense for endorsement split-dollar life insurance policies that provide a benefit to an employee that extends to post-retirement periods.  Under EITF 06-4, life insurance policies purchased for the purpose of providing such benefits do not effectively settle an entity’s obligation to the employee.  Accordingly, the entity must recognize a liability and related compensation expense during the employee’s active service period based on the future cost of insurance to be incurred during the employee’s retirement.  If the entity has agreed to provide the employee with a death benefit, then the liability for the future death benefit should be recognized by following the guidance in SFAS 106, Employer’s Accounting for Postretirement Benefits Other Than Pensions.  CTBI adopted EITF 06-4 effective as of January 1, 2008 as a change in accounting principle through a $1.8 million cumulative-effect adjustment to retained earnings based on the cost of insurance.

Note 2 – Stock-Based Compensation

CTBI’s compensation expense related to stock option grants was $175 thousand and $230 thousand, respectively, for the three months ended March 31, 2008 and 2007, respectively.  Restricted stock expense for the first quarter 2008 was $11 thousand.  There were no restricted stock grants made prior to the first quarter of 2008.  As of March 31, 2008, there was a total of $1.6 million of unrecognized compensation expense related to unvested stock option awards that will be recognized as expense as the awards vest over a weighted average period of 1.6 years.

There were options to purchase 74,776 shares of CTBI common stock and 11,076 shares of restricted stock granted during the first quarter of 2008.  The options were granted pursuant to the terms of the 2006 Stock Ownership Incentive Plan, with an exercise price per share of $28.32 (equal to fair market value on date of grant), a term of 10 years, and vesting in five years.   The restrictions on the restricted stock will lapse at the end of five years.  However, in the event of a change in control of CTBI or the death of the participant, the restrictions will lapse.  In the event of the disability of the participant, the restrictions will lapse on a pro rata basis (with respect to 20% of the participant’s restricted stock for each year since the date of award). The Compensation Committee of the Board of Directors will have discretion to review and revise restrictions applicable to a participant’s restricted stock in the event of the participant’s retirement.  There were options to purchase 109,304 shares of CTBI common stock granted during the three months ended March 31, 2007.

The fair values of options granted during the three months ended March 31, 2008 and 2007, were established at the date of grant using a Black-Scholes option pricing model with the weighted average assumptions as follows:

	Three Months Ended
	March 31
	2008	2007
Expected dividend yield	4.10%	2.77%
Risk-free interest rate	3.23%	4.81%
Expected volatility	31.01%	33.50%
Expected term (in years)	7.5	7.5
Weighted average fair value of options	$6.41	$12.74

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

The amortized cost and fair value of securities at March 31, 2008 are summarized as follows:

Available-for-Sale

(in thousands)	Amortized Cost	Fair Value
U.S. Treasury and government agencies	$20,311	$21,050
State and political subdivisions	42,841	43,772
U.S. government sponsored agencies and mortgage-backed pass through certificates	198,691	200,510
Collateralized mortgage obligations	1	1
Other debt securities	20,000	19,911
Total debt securities	281,844	285,244
Marketable equity securities	15,050	14,587
Total available-for-sale securities	$296,894	$299,831

Held-to-Maturity

(in thousands)	Amortized Cost	Fair Value
State and political subdivisions	$1,900	$1,943
U.S. government sponsored agencies and mortgage-backed pass through certificates	29,237	29,441
Total held-to-maturity securities	$31,137	$31,384

The amortized cost and fair value of securities as of December 31, 2007 are summarized as follows:

Available-for-Sale

(in thousands)	Amortized Cost	Fair Value
U.S. Treasury and government agencies	$20,307	$20,736
State and political subdivisions	40,472	41,137
U.S. government sponsored agencies and mortgage-backed pass through certificates	205,049	202,542
Collateralized mortgage obligations	1	1
Other debt securities	20,000	19,687
Total debt securities	285,829	284,103
Marketable equity securities	40,050	40,050
Total available-for-sale securities	$325,879	$324,153

Held-to-Maturity

(in thousands)	Amortized Cost	Fair Value
State and political subdivisions	$1,901	$1,914
U.S. government sponsored agencies and mortgage-backed pass through certificates	31,058	30,436
Total held-to-maturity securities	$32,959	$32,350

Note 4 – Loans

Major classifications of loans, net of unearned income and deferred loan origination costs, are summarized as follows:

(in thousands)	March 31 2008	December 31 2007
Commercial construction	$148,231	$143,773
Commercial secured by real estate	644,787	640,574
Commercial other	357,425	333,774
Real estate construction	64,280	69,021
Real estate mortgage	597,375	599,665
Consumer	433,203	435,273
Equipment lease financing	6,545	5,817
Total loans	$2,251,846	$2,227,897

Activity in the allowance for loan and lease losses was as follows:

	Three Months Ended
	March 31
(in thousands)	2008	2007
Allowance balance at January 1	$28,054	$27,526
Additions to allowance charged against operations	2,369	470
Recoveries credited to allowance	586	731
Losses charged against allowance	(2,410)	(1,650)
Allowance balance at March 31, 2008	$28,599	$27,077

Note 5 – Mortgage Servicing Rights

The following table presents the components of mortgage banking income:

	Three Months Ended
	March 31
(in thousands)	2008	2007
Net gain on sale of loans held for sale	$546	$296
Net loan servicing income (expense)
Servicing fees	213	219
Late fees	17	16
Ancillary fees	71	50
Fair value adjustments	(535)	(18)
Net loan servicing income (expense)	(234)	267
Mortgage banking income	$312	$563

Mortgage loans serviced for others are not included in the accompanying balance sheets.  Loans serviced for the benefit of others (primarily FHLMC) remained relatively flat at $352 million at March 31, 2008 compared to $351 million at December 31, 2007.  Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors, and processing foreclosures.  Custodial escrow balances maintained in connection with the foregoing loan servicing, and included in demand deposits, were approximately $679 thousand at March 31, 2008 compared to $539 thousand at December 31, 2007.

Activity for capitalized mortgage servicing rights using the fair value method was as follows:

(in thousands)	Three Months Ended March 31 2008
Fair value, beginning of period	$3,258
New servicing assets created	113
Change in fair value during the period due to:
Time decay (1)	(42)
Payoffs (2)	(72)
Changes in valuation inputs or assumptions (3)	(420)
Fair value, end of period	$2,837

(1)	Represents decrease in value due to regularly scheduled loan principal payments and partial loan paydowns.
(2)	Represents decrease in value due to loans that paid off during the period.
(3)	Represents change in value resulting from market-driven changes in interest rates and prepayment speeds.

The fair values of capitalized mortgage servicing rights were $2.8 million and $3.3 million at March 31, 2008 and December 31, 2007, respectively.  Fair values for the quarters ended March 31, 2008 and December 31, 2007 were determined by third-party valuations using discount rates of 10.59% and 10.10%, respectively, and weighted average default rates of 1.4% and 1.6%, respectively.  Prepayment speeds averaged 16.4% at March 31, 2008 compared to 13.7% at December 31, 2007.  MSR values are very sensitive to movement in interest rates as expected future net servicing income depends on the projected balance of the underlying loans, which can be greatly impacted by the level of prepayments.  CTBI does not currently hedge against changes in the fair value of its MSR portfolio.

Note 6 – Borrowings

Short-term debt consists of the following:

(in thousands)	March 31 2008	December 31 2007
Subsidiaries:
Repurchase agreements	$148,739	$158,980
Federal funds purchased	8,511	18,364
Total short-term debt	$157,250	$177,344

Effective April 30, 2008, CTBI extended its revolving note agreement for a line of credit in the amount of $12 million, all of which is currently available to meet any future cash needs.  The agreement will mature on July 30, 2008.

All federal funds purchased and the majority of repurchase agreements mature and reprice daily.  The average rates paid for federal funds purchased and repurchase agreements on March 31, 2008 were 2.53% and 2.85%, respectively.

Federal Home Loan Bank advances consisted of the following monthly amortizing and term borrowings:

(in thousands)	March 31 2008	December 31 2007
Monthly amortizing	$858	$906
Term	40,000	40,000
	$40,858	$40,906

The advances from the Federal Home Loan Bank that require monthly principal payments were due for repayment as follows:

	Principal Payments Due by Period at March 31, 2008
(in thousands)	Total	Within 1 Year	2 Years	3 Years	4 Years	5 Years	After 5 Years
Outstanding advances, weighted average interest rate – 3.99%	$858	$154	$644	$8	$8	$8	$36

The term advances that require the total payment to be made at maturity follow:

(in thousands)	March 31 2008	December 31 2007
Advance #146, 3.70%, due 8/30/08	$40,000	$40,000

The advances are collateralized by Federal Home Loan Bank stock of $23.7 million and certain first mortgage loans totaling $55.2 million as of March 31, 2008.  Advances totaling $41 million at March 31, 2008 had fixed interest rates ranging from 1.00% to 6.20% with a weighted average rate of 3.71%.  The advances are subject to restrictions or penalties in the event of prepayment.

Long-term debt consists of the following:

(in thousands)	March 31 2008	December 31 2007
Junior subordinated debentures, 6.52%, due 6/1/37	$61,341	$61,341

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

Note 7 – Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended
	March 31
(in thousands)	2008	2007
Numerator:
Net income	$8,545	$8,022

Denominator:
Basic earnings per share:
Weighted average shares	15,000	15,191
Diluted earnings per share:
Effect of dilutive stock options	116	246
Adjusted weighted average shares	15,116	15,437

Earnings per share:
Basic earnings per share	$0.57	$0.53
Diluted earnings per share	$0.57	$0.52

Options to purchase 405,445 common shares were excluded from the diluted calculation above for the three months ended March 31, 2008 because the exercise prices on the options were greater than the average market price for the period.  Options to purchase 109,304 common shares were excluded from the calculations for the three months ended March 31, 2007.

Note 8 – Fair Value of Financial Assets and Liabilities

Assets Measured on a Recurring Basis

The following table presents information about CTBI’s assets measured at fair value on a recurring basis as of March 31, 2008, and indicates the fair value hierarchy of the valuation techniques utilized by CTBI to determine such fair value.

(in thousands)		Fair Value Measurements at March 31, 2008 Using
	Fair Value March 31 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities	$299,831	$0	$285,244	$14,587
Mortgage servicing rights	2,837	0	0	2,837
Total recurring assets measured at fair value	$302,668	$0	$285,244	$17,424

Securities Available-for-Sale – Level 2 Inputs.  For these securities, CTBI obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond's terms and conditions, among other things.

Securities Available-for-Sale – Level 3 Inputs.  The securities owned by CTBI that were measured using Level 3 criteria are auction rate securities issued by FNMA ($10,050,000) and FHLMC ($5,000,000). These securities were valued using Level 3 inputs because the market for auction rate securities essentially shut down during the first quarter of 2008, making Level 1 or Level 2 observations unavailable.  For these securities, CTBI determined a fair value by calculating a net present value of future cash flows.  Several key assumptions were used to determine this net present value.  The first was a discount rate of 8.5%, representing the current average default rate for auction rate securities.  The second was a term of 18 months, representing management’s best estimate of how long these securities would remain illiquid. The last was the contractual cash flows, which were derived from the contractual default rates of the individual securities.  Using these assumptions, the net present value of the cash flows for these securities was determined to be $14.6 million, resulting in an unrealized loss of $0.5 million recorded through other comprehensive income.

Mortgage Servicing Rights – Level 3 Inputs.  CTBI records MSRs at fair value on a recurring basis with subsequent remeasurement of MSRs based on change in fair value.  In determining fair value, CTBI utilizes the expertise of an independent third party.  An estimate of the fair value of CTBI’s MSRs is determined by the independent third party utilizing assumptions about factors such as mortgage interest rates, discount rates, mortgage loan prepayment speeds, market trends and industry demand.  All of CTBI’s MSRs are classified as Level 3.

Following is a reconciliation of the beginning and ending balances of recurring fair value measurements using significant unobservable (Level 3) inputs:

(in thousands)	Available-for-Sale Securities	Mortgage Servicing Rights
Beginning balance, January 1, 2008	$40,050	$3,258
Total realized and unrealized gains and losses
Included in net income	0	(420)
Included in other comprehensive income	(463)	0
Purchases, issuances, and settlements	(25,000)	(1)
Transfers in and/or out of Level 3	0	0
Ending balance, March 31, 2008	$14,587	$2,837

Assets Measured on a Non-Recurring Basis

Assets measured at fair value on a non-recurring basis are summarized below:

(in thousands)		Fair Value Measurements at March 31, 2008 Using
	Fair Value March 31 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$7,144	$0	$0	$7,144

Impaired Loans – Level 3 Inputs.  Loans considered impaired under SFAS No. 114, Accounting by Creditors for Impairment of a Loan, as amended by SFAS No. 118, Accounting by Creditors for Impairment of a Loan — Income Recognition and Disclosure, are loans for which, based on current information and events, it is probable that the creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement.  Impaired loans are subject to nonrecurring fair value adjustments to reflect (1) partial write-downs that are based on the observable market price or current appraised value of the collateral or (2) the full charge-off of the loan carrying value.

Item 2.  Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Overview

Community Trust Bancorp, Inc. (“CTBI”) is a bank holding company headquartered in Pikeville, Kentucky.  At March 31, 2008, CTBI owned one commercial bank and one trust company.  Through its subsidiaries, CTBI has seventy-seven banking locations in eastern, northeast, central, and south central Kentucky and southern West Virginia, and five trust offices across Kentucky.  At March 31, 2008, CTBI had total consolidated assets of $2.9 billion and total consolidated deposits, including repurchase agreements, of $2.5 billion, making it the second largest bank holding company headquartered in the Commonwealth of Kentucky.  Total shareholders’ equity at March 31, 2008 was $306.8 million.

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

Our accounting policies are more fully described in note 1 to the consolidated financial statements.  We have identified the following critical accounting policies:

Available-for-Sale Securities – Available-for-sale securities are valued using the following valuation techniques:

Securities Available-for-Sale – Level 2 Inputs.  For these securities, CTBI obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond's terms and conditions, among other things.

Securities Available-for-Sale – Level 3 Inputs.  The securities owned by CTBI that were measured using Level 3 criteria are auction rate securities issued by FNMA ($10,050,000) and FHLMC ($5,000,000). These securities were valued using Level 3 inputs because the market for auction rate securities essentially shut down during the first quarter of 2008, making Level 1 or Level 2 observations unavailable.  For these securities, CTBI determined a fair value by calculating a net present value of future cash flows.  Several key assumptions were used to determine this net present value.  The first was a discount rate of 8.5%, representing the current average default rate for auction rate securities.  The second was a term of 18 months, representing management’s best estimate of how long these securities would remain illiquid. The last was the contractual cash flows, which were derived from the contractual default rates of the individual securities.  Using these assumptions, the net present value of the cash flows for these securities was determined to be $14.6 million, resulting in an unrealized loss of $0.5 million recorded through other comprehensive income.

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

We utilize an internal risk grading system for commercial credits.  Those larger commercial credits that exhibit probable or observed credit weaknesses are subject to individual review.  The borrower’s cash flow, adequacy of collateral coverage, and other options available to CTBI, including legal remedies, are evaluated.  The review of individual loans includes those loans that are impaired as SFAS 114, Accounting by Creditors for Impairment of a Loan.  We evaluate the collectibility of both principal and interest when assessing the need for loss provision.  Historical loss rates are applied to other commercial loans not subject to specific allocations.  The loss rates are determined from a migration analysis which computes the net charge off experience on loans according to their internal risk grade.

Homogenous loans, such as consumer installment, residential mortgages, and home equity lines are not individually risk graded.  The associated ALLL for these loans is measured under SFAS 5, Accounting for Contingencies.  The ALLL allocation for these pools of loans is established based on the average, maximum, minimum, and median loss ratios over the previous eight quarters.

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

Goodwill and Core Deposit Intangible – We evaluate total goodwill and core deposit intangible for impairment, based upon SFAS 142, Goodwill and Other Intangible Assets and SFAS 147, Acquisitions of Certain Financial Institutions, using fair value techniques including multiples of price/equity.  Goodwill and core deposit intangible are evaluated for impairment on an annual basis or as other events may warrant.

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

Earnings Per Share (“EPS”) – Basic EPS is calculated by dividing net income available to common shareholders by the weighted average number of common shares outstanding.  Diluted EPS adjusts the number of weighted average shares of common stock outstanding by the dilutive effect of stock options as prescribed in SFAS 123R.

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

Mortgage Servicing Rights – Mortgage servicing rights (“MSRs”) are carried at fair market value with the implementation of SFAS 156 in January 2007.  MSRs are valued using Level 3 inputs as defined in SFAS 157.  The fair value is determined quarterly based on an independent third-party valuation using a discounted cash flow analysis and calculated using a computer pricing model.  The computer valuation is based on key economic assumptions including the prepayment speeds of the underlying loans, the weighted-average life of the loan, the discount rate, the weighted-average coupon, and the weighted-average default rate, as applicable.  MSRs are a component of other assets.  Along with the gains received from the sale of loans, fees are received for servicing loans.  These fees include late fees, which are recorded in interest income, and ancillary fees and monthly servicing fees, which are recorded in noninterest income.  Costs of servicing loans are charged to expense as incurred.  Changes in fair market value of the MSRs are reported as an increase or decrease to mortgage banking income.

Dividends

The following schedule shows the quarterly cash dividends paid for the past six quarters:

Pay Date	Record Date	Amount Per Share
April 1, 2008	March 15, 2008	$0.29
January 1, 2008	December 15, 2007	$0.29
October 1, 2007	September 15, 2007	$0.27
July 1, 2007	June 15, 2007	$0.27
April 1, 2007	March 15, 2007	$0.27
January 1, 2007	December 15, 2006	$0.27

Statement of Income Review

CTBI reported earnings for the quarter ended March 31, 2008 of $8.5 million or $0.57 per basic share compared to $9.3 million or $0.62 per basic share earned during the quarter ended December 31, 2007 and $8.0 million or $0.53 per basic share earned during the first quarter of 2007.

First Quarter 2008 Highlights

❖	CTBI continues to focus on our core banking business and expense control during this time of uncertainty with the U.S. economy.

❖
CTBI's basic earnings per share for the first quarter 2008 increased 7.5% from prior year first quarter but decreased 8.1% from prior quarter.  Prior year first quarter earnings were negatively impacted by the one-time after-tax expense of $1.2 million related to the refinance of CTBI's trust preferred debentures.  Normalized for this expense, current year first quarter 2008 earnings were a 7.8% decrease from prior year first quarter.

❖
Net interest income and noninterest income increased $0.4 million and $0.2 million, respectively, year over year.  The decrease in earnings quarter over quarter was impacted by a $0.6 million decrease in net interest income and a $0.5 million decrease in noninterest income.

❖
Our net interest margin decreased 2 basis points from prior quarter but increased 16 basis points from prior year first quarter.  CTBI expects to continue experiencing downward pressure on our net interest margin as loans and deposits continue to reprice and new loan yields continue to reflect the current interest rate environment resulting from the Federal Reserve lowering interest rates by 200 basis points during the first quarter of 2008.  Also, future rate cuts would continue to put pressure on our net interest margin as CTBI has more loans than deposits that immediately reprice.

❖
Noninterest income for the quarter ended March 31, 2008 increased $0.2 million compared to the same period prior year.  The increases in deposit related fees and gains on sales of loans were offset by a $0.6 million decline year over year in the fair value of mortgage servicing rights.  Quarter over quarter, CTBI experienced a seasonal decline in deposit service charges, primarily from decreased overdraft fees, and a decline in loan related fees, due to the decline in the fair value of mortgage servicing rights.

❖
Due to current economic conditions, nonperforming loans increased as anticipated during the quarter ended March 31, 2008.  Nonperforming loans at quarter-end were $42.6 million compared to $31.9 million at prior quarter-end and $17.9 million for prior year quarter ended March 31, 2007.

❖	Our loan portfolio increased an annualized 4.3% during the quarter with $23.9 million in growth. Loan growth from prior year first quarter was $80.4 million.

❖
Our investment portfolio, which is a source of liquidity to fund loan growth, declined an annualized 29.4% from prior quarter and 30.9% from prior year first quarter.  Management has utilized this liquidity in lieu of increased deposit costs (deposits have declined $107 million year over year) to support loan growth and for margin management.  The quarter over quarter decline resulted from the sale of $25 million of our $40 million in auction rate securities, which was offset by a decline in federal funds purchased.

❖	Our efficiency ratio was 56.39% for the quarter ended March 31, 2008 compared to 64.68% and 55.60% for the quarters ended March 31, 2007 and December 31, 2007, respectively.

CTBI had basic weighted average shares outstanding of 15.0 million and 15.2 million, respectively, for the three months ended March 31, 2008 and 2007.  The following table sets forth on an annualized basis the return on average assets and return on average shareholders’ equity for the three months ended March 31, 2008 and 2007:

	Three Months Ended
	March 31
	2008	2007
Return on average shareholders' equity	11.20%	11.33%
Return on average assets	1.18%	1.09%

Net Interest Income

Our quarterly net interest margin increased 16 basis points from prior year first quarter; however, the margin decreased 2 basis points to 4.00% from prior quarter.  Net interest income for the quarter of $26.3 million was a 1.6% increase from prior year first quarter but a 2.3% decrease from prior quarter.  The yield on average earnings assets decreased 49 basis points from prior year and 34 basis points from prior quarter in comparison to the 73 basis point and 40 basis point decreases in the cost of interest bearing funds during the same periods.  Average earning assets have decreased 3.4% from prior year and 0.6% from prior quarter.

The following table summarizes the annualized net interest spread and net interest margin for the three months ended March 31, 2008 and 2007.

	Three Months Ended
	March 31
	2008	2007
Yield on interest earning assets	6.76%	7.25%
Cost of interest bearing funds	3.45%	4.18%
Net interest spread	3.31%	3.07%

Net interest margin	4.00%	3.84%

Provision for Loan Losses

The analysis of the changes in the allowance for loan losses and selected ratios is set forth below:

	Three Months Ended
	March 31
(in thousands)	2008	2007
Allowance balance at January 1	$28,054	$27,526
Additions to allowance charged against operations	2,369	470
Recoveries credited to allowance	586	731
Losses charged against allowance	(2,410)	(1,650)
Allowance balance at March 31, 2008	$28,599	$27,077

Allowance for loan losses to period-end loans	1.27%	1.25%
Average loans, net of unearned income	$2,239,608	$2,165,510
Provision for loan losses to average loans, annualized	0.43%	0.09%
Loan charge-offs net of recoveries, to average loans, annualized	0.33%	0.17%

Net loan charge-offs for the quarter of $1.8 million, or 0.33% of average loans annualized, was a decrease from prior quarter's 0.39% of average loans annualized but an increase from the 0.17% for prior year first quarter.  Allocations to the reserve for losses on loans were $2.4 million for the quarter ended March 31, 2008 compared to $2.3 million for the quarter ended December 31, 2007 and $0.5 million for the quarter ended March 31, 2007.  Our reserve for losses on loans as a percentage of total loans outstanding at March 31, 2008 increased to 1.27% compared to 1.26% at December 31, 2007 and 1.25% at March 31, 2007.  The adequacy of our reserve for losses on loans is analyzed quarterly and adjusted as necessary.

Noninterest Income

Noninterest income for the first quarter 2008 increased 2.9% over prior year first quarter with increases in gains on sales of loans, deposit service charges, and other operating revenue, partially offset by a decline in loan related fees, but decreased 5.0% from prior quarter, primarily a result of decreased deposit service charges and loan related fees.  The decline in loan related fees resulted from a decline in the fair value of mortgage servicing rights of $0.4 million quarter over quarter and $0.6 million year over year resulting from increased prepayment speeds and a decline in interest rates.  Other operating revenue included a $0.3 million gain recognized on the redemption of Visa shares which resulted from their first quarter IPO.

Noninterest Expense

Noninterest expense for the quarter declined 11.1% from prior year first quarter and 1.5% from prior quarter.  Included in the comparison to prior year first quarter was the 2007 charge from unamortized debt issuance costs with the redemption of trust preferred securities and the prior year accrual for the CTBI-wide incentive-based compensation plan.

Balance Sheet Review

CTBI’s total assets remained relatively flat to prior quarter at $2.9 billion, but decreased 6.3% from the $3.1 billion at March 31, 2007.  The year over year decrease included $59.5 million in temporary funds related to a timing difference with the refinance of our subordinated debentures in 2007.  Loans outstanding at March 31, 2008 were $2.3 billion reflecting an annualized 4.3% growth during the quarter and a 3.7% growth from March 31, 2007.  CTBI's investment portfolio decreased $26.1 million from prior quarter and $148.3 million from March 31, 2007 with the majority of the decline consisting of the sale of auction rate securities.  Deposits, including repurchase agreements, remained relatively stable from prior quarter at $2.5 billion, but declined $107.2 million or 4.2% from prior year first quarter as management continued our focus on net interest margin management.

Shareholders’ equity of $306.8 million on March 31, 2008 was an annualized increase of 7.3% from December 31, 2007 and a 6.6% increase from March 31, 2007.  CTBI's annualized dividend yield to shareholders as of March 31, 2008 was 3.96%.

Loans

Loan growth occurred in the commercial loan portfolio during the first quarter 2008 while we experienced declines in the residential and consumer loan portfolios.  The commercial loan portfolio increased $33.1 million, residential real estate loans decreased $7.0 million, and the consumer portfolio decreased $2.1 million.

The following tables summarize CTBI’s nonperforming loans as of March 31, 2008 and December 31, 2007.

(in thousands)	Nonaccrual Loans	As a % of Loan Balances by Category	Restructured Loans	As a % of Loan Balances by Category	Accruing Loans Past Due 90 Days or More	As a % of Loan Balances by Category	Total Loan Balances
March 31, 2008
Commercial construction	$14,089	9.50%	$0	0.00%	$4,202	2.83%	$148,231
Commercial secured by real estate	6,115	0.95	0	0.00	3,782	0.59	644,787
Commercial other	4,559	1.28	0	0.00	2,204	0.62	357,425
Consumer real estate construction	653	1.02	0	0.00	1,003	1.56	64,280
Consumer real estate secured	2,823	0.47	0	0.00	2,709	0.45	597,375
Consumer other	0	0.00	0	0.00	465	0.11	433,203
Equipment lease financing	0	0.00	0	0.00	0	0.00	6,545
Total	$28,239	1.25%	$0	0.00%	$14,365	0.64%	$2,251,846

(in thousands)	Nonaccrual loans	As a % of Loan Balances by Category	Restructured Loans	As a % of Loan Balances by Category	Accruing Loans Past Due 90 Days or More	As a % of Loan Balances by Category	Balances
December 31, 2007
Commercial construction	$8,682	6.04%	$0	0.00%	$1,733	1.21%	$143,773
Commercial secured by real estate	5,715	0.89	0	0.00	3,300	0.52	640,574
Commercial other	4,489	1.34	20	0.01	1,305	0.39	333,774
Consumer real estate construction	723	1.05	0	0.00	722	1.05	69,021
Consumer real estate secured	2,628	0.44	0	0.00	2,113	0.35	599,665
Consumer other	0	0.00	0	0.00	449	0.10	435,273
Equipment lease financing	0	0.00	0	0.00	0	0.00	5,817
Total	$22,237	1.00%	$20	0.00%	$9,622	0.43%	$2,227,897

Nonperforming loans increased during the first quarter as economic conditions continue to be challenging for both our business and individual customers.  CTBI is fortunate to have some diversity in the economies of the four regions that we serve.  With the strength in the coal and natural gas industries in our Eastern Region and the distribution, light manufacturing and tourism industries within our South Central Region, asset quality within these regions has not shown significant impact from the current stress within our national economy.  Our Northeast Region did experience a $2.5 million increase in nonperforming loans with only $1.1 million related to the housing industry, and the remaining increase considered to be normal operating fluctuations.  Our Central Kentucky Region, as in the prior quarter, is experiencing the most stress from the current housing market.  Nonperforming loans in this region increased by $7.3 million with $4.5 million of the increase in 1-4 family construction and $2.8 million in one commercial land development loan.  At March 31, 2008, CTBI's 30-89 day past due loans were at a lower level than year-end December 31, 2007, declining 14.1% from $23.3 million to $20.0 million.  Nonperforming loans at March 31, 2008 were $42.6 million compared to $31.9 million at December 31, 2007 and $17.9 million at March 31, 2007.  All nonperforming commercial loans in excess of $250 thousand are individually reviewed with specific reserves established when appropriate.  The increase in nonperforming loans is driven primarily by the increased inventory and the number of days on the market of residential real estate developments in Central Kentucky.  We anticipate nonperforming loans to remain higher than recent history as the normal legal collection time period for real estate secured assets has been slowed due to increased volumes in the industry.  Our loan portfolio management processes focus on maintaining appropriate reserves for potential losses.

Foreclosed properties declined during the first quarter 2008 to $7.4 million from the $7.9 million at year-end but were $3.9 million above prior year first quarter.  Sales of foreclosed properties during the first quarter were $2.4 million while new foreclosed properties were less at $1.9 million.

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

Securities

CTBI uses its securities held-to-maturity for production of income and to manage cash flow needs through expected maturities.  CTBI uses its securities available-for-sale for income and balance sheet liquidity management.  Securities available-for-sale reported at fair value decreased from $324.2 million as of December 31, 2007 to $299.8 million at March 31, 2008.  The unrealized loss at December 31, 2007 of $1.7 million was recovered during the first quarter of 2008, and a subsequent unrealized gain was recorded at March 31, 2008 of $2.9 million.  Securities held-to-maturity decreased from $33.0 million to $31.1 million during the same period.  Total securities as a percentage of total assets were 12.3% as of December 31, 2007 and 11.4% as of March 31, 2008.

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

CTBI owns securities with an estimated fair value of $300 million that are designated as available-for-sale and available to meet liquidity needs on a continuing basis.  CTBI also has available Federal Home Loan Bank advances for both liquidity and management of its asset/liability position.  FHLB advances remained stable at $40.9 million from December 31, 2007 to March 31, 2008.  FHLB borrowing capacity at March 31, 2008 was $400.1 million.  Long-term debt remained at $61.3 million from December 31, 2007 to March 31, 2008.  At March 31, 2008, federal funds sold were $56.0 million compared to $32.0 million at December 31, 2007.  Additionally, management projects cash flows from CTBI's investment portfolio to generate additional liquidity over the next 90 days.

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

The investment portfolio continues to consist of high-quality short-term issues.  The majority of the investment portfolio is in U.S. government and government sponsored agency issuances.  The average life of the portfolio is 4.25 years. Available-for-sale ("AFS") securities comprise approximately 90.6% of the total investment portfolio.  At the end of the first quarter, the AFS portfolio was approximately 97.7% of equity capital.  At March 31, 2008, eighty-eight percent of the pledge eligible portfolio was pledged.

CTBI's stock repurchase program began in December 1998 with the authorization to acquire up to 500,000 shares and was increased by an additional 1,000,000 shares in July 2000 and in May 2005.  CTBI repurchased 93,500 shares of its common stock during the first quarter 2008, leaving 288,519 shares remaining under CTBI's current repurchase authorization.  As of March 31, 2008, a total of 2,211,481 shares have been repurchased through this program.

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

CTBI’s principal source of funds used to pay dividends to shareholders and service long-term debt is the dividends it receives from the subsidiary bank.  Various federal statutory provisions, in addition to regulatory policies and directives, limit the amount of dividends that subsidiary banks can pay without prior regulatory approval.  These restrictions have had no major impact on CTBI’s dividend policy or its ability to service long-term debt, nor is it anticipated that they would have any major impact in the foreseeable future.  During the remainder of 2008, approximately $45.1 million plus any remaining 2008 net profits can be paid by CTBI’s banking subsidiary without prior regulatory approval.

The primary source of capital for CTBI is retained earnings.  CTBI paid cash dividends of $0.29 per share during the first three months of 2008.  Basic earnings per share for the same period were $0.57.  CTBI retained 49.1% of earnings for the first three months of 2008.

Under guidelines issued by banking regulators, CTBI and its subsidiary bank are required to maintain a minimum Tier 1 risk-based capital ratio of 4% and a minimum total risk-based ratio of 8%.  In order to be considered “well-capitalized” CTBI must maintain ratios of 6% and 10%, respectively.  Risk-based capital ratios weight the relative risk factors of all assets and consider the risk associated with off-balance sheet items.  CTBI must also maintain a minimum Tier 1 leverage ratio of 4%.  The well-capitalized ratio for Tier 1 leverage is 5%.  CTBI’s Tier 1 leverage, Tier 1 risk-based, and total risk-based ratios were 10.49%, 13.33%, and 14.58%, respectively, as of March 31, 2008, all exceeding the threshold for meeting the definition of well-capitalized.

As of March 31, 2008, management is not aware of any current recommendations by banking regulatory authorities which, if they were to be implemented, would have, or would be reasonably likely to have, a material adverse impact on CTBI’s liquidity, capital resources, or operations.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Interest rate risk management focuses on maintaining consistent growth in net interest income within Board-approved policy limits.  CTBI uses an earnings simulation model to analyze net interest income sensitivity to movements in interest rates.  Given a 200 basis point increase to the yield curve used in the simulation model, it is estimated net interest income for CTBI would increase by 5.18 percent over one year and by 5.67 percent over two years.  A 200 basis point decrease in the yield curve would decrease net interest income by an estimated 5.48 percent over one year and by 7.82 percent over two years.  For further discussion of CTBI's market risk, see the Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Market Risk included in the Annual Report on Form 10-K for the year ended December 31, 2007.

Item 4. Controls and Procedures

CTBI's management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934.  As of March 31, 2008, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and the Executive Vice President/Treasurer, of the effectiveness of the design and operation of CTBI's disclosure controls and procedures.  Based on that evaluation, management concluded that disclosure controls and procedures as of March 31, 2008 were effective in ensuring material information required to be disclosed in this quarterly report on Form 10-Q was recorded, processed, summarized, and reported on a timely basis.  Additionally, there were no changes in CTBI's internal control over financial reporting that occurred during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, CTBI's internal control over financial reporting.

Management's responsibilities related to establishing and maintaining effective disclosure controls and procedures include maintaining effective internal controls over financial reporting that are designed to produce reliable financial statements in accordance with accounting principles generally accepted in the United States.  There have been no significant changes in CTBI's internal controls or in other factors that could significantly affect internal controls subsequent to March 31, 2008.

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

COMMUNITY TRUST BANCORP, INC.

Date: May 9, 2008	By:	/s/ Jean R. Hale
Jean R. Hale
Chairman, President, and Chief Executive Officer

By:	/s/ Kevin J. Stumbo
Kevin J. Stumbo
Executive Vice President and Treasurer
(Principal Financial Officer)