Form 10-Q
period 2008-06-30
COMMUNITY TRUST BANCORP INC /KY/
filed 2008-08-08
CIK 350852

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008

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

Common stock –14,999,119 shares outstanding at July 31, 2008

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

Community Trust Bancorp, Inc.
Condensed Consolidated Balance Sheets

(dollars in thousands)	(unaudited) June 30 2008	December 31 2007
Assets:
Cash and due from banks	$88,886	$105,209
Federal funds sold	4,426	32,041
Cash and cash equivalents	93,312	137,250

Securities available-for-sale at fair value
(amortized cost of $309,498 and $325,879, respectively)	306,869	324,153
Securities held-to-maturity at amortized cost
(fair value of $29,157 and $32,350, respectively)	29,296	32,959
Loans held for sale	1,494	2,334

Loans	2,273,646	2,227,897
Allowance for loan losses	(29,096)	(28,054)
Net loans	2,244,550	2,199,843

Premises and equipment, net	52,448	53,391
Federal Reserve Bank and Federal Home Loan Bank stock	28,703	28,060
Goodwill	65,059	65,059
Core deposit intangible (net of accumulated amortization of $5,905 and
$5,588, respectively)	1,599	1,917
Bank owned life insurance	23,736	23,285
Mortgage servicing rights	3,256	3,258
Other assets	28,022	31,175
Total assets	$2,878,344	$2,902,684

Liabilities and shareholders’ equity:
Deposits
Noninterest bearing	$447,677	$449,861
Interest bearing	1,830,446	1,843,303
Total deposits	2,278,123	2,293,164

Repurchase agreements	142,453	158,980
Federal funds purchased and other short-term borrowings	17,880	18,364
Advances from Federal Home Loan Bank	40,809	40,906
Long-term debt	61,341	61,341
Other liabilities	31,587	28,574
Total liabilities	2,572,193	2,601,329

Shareholders’ equity:
Preferred stock, 300,000 shares authorized and unissued	-	-
Common stock, $5 par value, shares authorized 25,000,000;
shares outstanding 2008 – 14,989,038; 2007 – 15,044,124	74,945	75,221
Capital surplus	148,004	149,005
Retained earnings	84,911	78,251
Accumulated other comprehensive income (loss), net of tax	(1,709)	(1,122)
Total shareholders’ equity	306,151	301,355

Total liabilities and shareholders’ equity	$2,878,344	$2,902,684

See notes to condensed consolidated financial statements.

Community Trust Bancorp, Inc.
Condensed Consolidated Statements of Income and Other Comprehensive Income
(unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30
(in thousands except per share data)	2008	2007	2008	2007

Interest income:
Interest and fees on loans, including loans held for sale	$37,308	$43,194	$77,063	$85,381
Interest and dividends on securities
Taxable	3,226	4,632	6,638	9,277
Tax exempt	471	488	945	989
Interest and dividends on Federal Reserve and Federal	285	449	794	887
Home Loan Bank stock
Other, including interest on federal funds sold	380	1,322	910	2,730
Total interest income	41,670	50,085	86,350	99,264

Interest expense:
Interest on deposits	13,522	19,600	29,049	38,651
Interest on repurchase agreements and other short-term
Borrowings	1,090	2,175	2,558	4,333
Interest on advances from Federal Home Loan Bank	376	711	753	1,415
Interest on long-term debt	1,000	988	2,000	2,364
Total interest expense	15,988	23,474	34,360	46,763

Net interest income	25,682	26,611	51,990	52,501
Provision for loan losses	2,648	1,846	5,017	2,316
Net interest income after provision for loan losses	23,034	24,765	46,973	50,185

Noninterest income:
Service charges on deposit accounts	5,503	5,330	10,602	10,134
Gains on sales of loans, net	494	316	1,040	612
Trust income	1,298	1,180	2,489	2,379
Loan related fees	1,079	867	1,378	1,888
Bank owned life insurance	269	240	532	472
Securities losses	0	0	(50)	0
Other	1,038	1,041	2,433	1,987
Total noninterest income	9,681	8,974	18,424	17,472

Noninterest expense:
Salaries and employee benefits	10,600	11,100	21,311	22,214
Occupancy, net	1,708	1,642	3,334	3,402
Equipment	1,114	1,233	2,167	2,462
Data processing	1,426	1,166	2,807	2,316
Bank franchise tax	914	866	1,804	1,732
Legal and professional fees	724	814	1,437	1,567
Other	3,957	4,117	7,584	9,741
Total noninterest expense	20,443	20,938	40,444	43,434

Income before income taxes	12,272	12,801	24,953	24,223
Income taxes	3,652	3,943	7,788	7,343
Net income	8,620	8,858	17,165	16,880

Other comprehensive income, net of tax:
Unrealized holding losses on securities available-for-sale	(3,618)	(1,445)	(587)	(837)
Comprehensive income	$5,002	$7,413	$16,578	$16,043

Basic earnings per share	$0.58	$0.58	$1.14	$1.11
Diluted earnings per share	$0.57	$0.57	$1.13	$1.09

Weighted average shares outstanding-basic	14,989	15,216	14,995	15,203
Weighted average shares outstanding-diluted	15,152	15,448	15,145	15,421

Dividends declared per share	$0.29	$0.27	$0.58	$0.54

See notes to condensed consolidated financial statements.

Community Trust Bancorp, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Six months ended
	June 30
(in thousands)	2008	2007

Cash flows from operating activities:
Net income	$17,165	$16,880
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,567	2,917
Change in net deferred tax liability	(222)	(439)
Stock based compensation	368	339
Excess tax benefits of stock-based compensation	421	560
Provision for loan and other real estate losses	5,142	2,581
Securities losses	50	0
Gains on sale of mortgage loans held for sale	(1,040)	(612)
(Gains) losses on sale of assets, net	(70)	116
Proceeds from sale of mortgage loans held for sale	52,933	34,256
Funding of mortgage loans held for sale	(51,053)	(36,112)
Amortization of securities premiums, net	(96)	330
Change in cash surrender value of bank owned life insurance	(451)	(406)
Fair value adjustments of mortgage servicing rights	2	(172)
Amortization/write-off of debt issuance costs	0	1,950
Changes in:
Other liabilities	1,826	6,227
Other assets	4,137	(24)
Net cash provided by operating activities	31,679	28,391

Cash flows from investing activities:
Securities available-for-sale:
Proceeds from sales	29,950	46,700
Proceeds from prepayments and maturities	41,076	22,324
Purchase of securities	(54,648)	(69,800)
Securities held-to-maturity:
Proceeds from prepayments and maturities	3,684	3,770
Change in loans, net	(53,073)	(51,018)
Purchase of premises, equipment, and other real estate	(1,314)	(1,304)
Additional investment in equity securities	(643)	(11)
Redemption of investment in unconsolidated subsidiaries	0	1,841
Investment in unconsolidated subsidiaries	0	(1,841)
Proceeds from sale of other real estate and other repossessed assets	2,422	1,465
Additional investment in other real estate owned	(104)	(2)
Additional investment in bank owned life insurance	0	(1,391)
Net cash used in investing activities	(32,650)	(49,267)

Cash flows from financing activities:
Change in deposits, net	(15,041)	23,771
Change in repurchase agreements and other short-term borrowings, net	(17,011)	(7,561)
Payments on advances from Federal Home Loan Bank	(97)	(193)
Payment for redemption of junior subordinated debentures	0	(61,341)
Additional junior subordinated debentures	0	61,341
Issuance of common stock	932	1,514
Purchase of common stock	(2,630)	0
Excess tax benefits of stock-based compensation	(421)	(560)
Dividends paid	(8,699)	(8,198)
Net cash provided by (used in) financing activities	(42,967)	8,773
Net decrease in cash and cash equivalents	(43,938)	(12,103)
Cash and cash equivalents at beginning of period	137,250	157,538
Cash and cash equivalents at end of period	$93,212	$145,435

Supplemental disclosures:
Income taxes paid	$9,529	$5,717
Interest paid	31,430	40,764
Non-cash activities
Loans to facilitate the sale of other real estate and other repossessed assets	885	106
Common stock dividends accrued, paid in subsequent quarter	8,686	8,214
Real estate acquired in settlement of loans	4,234	1,326

See notes to condensed consolidated financial statements.

Community Trust Bancorp, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1 - Summary of Significant Accounting Policies

In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments (which consist of normal recurring accruals) necessary, to present fairly the condensed consolidated financial position as of June 30, 2008, the results of operations for the three and six months ended June 30, 2008 and 2007, and the cash flows for the six months ended June 30, 2008 and 2007.  In accordance with accounting principles generally accepted in the United States of America for interim financial information, these statements do not include certain information and footnote disclosures required by accounting principles generally accepted in the United States of America for complete annual financial statements.  The condensed consolidated balance sheet as of December 31, 2007 has been derived from the audited consolidated financial statements of Community Trust Bancorp, Inc. ("CTBI") for that period.  The results of operations for the three and six months ended June 30, 2008 and 2007, and the cash flows for the six months ended June 30, 2008 and 2007, are not necessarily indicative of the results to be expected for the full year.  For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2007, included in CTBI's Annual Report on Form 10-K.

Principles of Consolidation – The unaudited condensed consolidated financial statements include the accounts of CTBI and its separate and distinct, wholly owned subsidiaries Community Trust Bank, Inc. (the “Bank”) and Community Trust and Investment Company.  All significant intercompany transactions have been eliminated in consolidation.

Reclassifications – Certain reclassifications considered to be immaterial have been made in the prior year consolidated financial statements to conform to current year classifications.  These reclassifications had no effect on net income.

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

➢  Fair Value Option for Financial Assets and Financial Liabilities – In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities, which permits entities to choose to measure many financial instruments and certain other items at fair value.  The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the FASB’s long-term measurement objectives for accounting for financial instruments.  SFAS 159 is effective for fiscal years beginning after November 15, 2007. CTBI has not elected the fair value option for any financial assets or liabilities at June 30, 2008.

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

➢ Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split Dollar Life Insurance Arrangements – EITF Issue No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split Dollar Life Insurance Arrangements requires the recognition of a liability and related compensation expense for endorsement split-dollar life insurance policies that provide a benefit to an employee that extends to post-retirement periods.  Under EITF 06-4, life insurance policies purchased for the purpose of providing such benefits do not effectively settle an entity’s obligation to the employee.  Accordingly, the entity must recognize a liability and related compensation expense during the employee’s active service period based on the future cost of insurance to be incurred during the employee’s retirement.  If the entity has agreed to provide the employee with a death benefit, then the liability for the future death benefit should be recognized by following the guidance in SFAS 106, Employer’s Accounting for Postretirement Benefits Other Than Pensions.  CTBI adopted EITF 06-4 as a change in accounting principle through a $1.8 million cumulative-effect adjustment to retained earnings based on the cost of insurance.

Note 2 – Stock-Based Compensation

CTBI’s compensation expense related to stock option grants was $343 thousand and $339 thousand, respectively, for the six months ended June 30, 2008 and 2007, respectively.  Restricted stock expense for the first six months of 2008 was $25 thousand.  There were no restricted stock grants made prior to the first quarter of 2008.  As of June 30, 2008, there was a total of $1.5 million of unrecognized compensation expense related to unvested stock option awards that will be recognized as expense as the awards vest over a weighted average period of 1.5 years.

There were no options granted during the three months ended June 30, 2008; however, there were options to purchase 74,776 shares of CTBI common stock and 11,076 shares of restricted stock granted during the six months ended June 30, 2008.  The options were granted pursuant to the terms of the 2006 Stock Ownership Incentive Plan, with an exercise price per share of $28.32 (equal to fair market value on date of grant), a term of 10 years, and vesting in five years.   The restrictions on the restricted stock will lapse at the end of five years.  However, in the event of a change in control of CTBI or the death of the participant, the restrictions will lapse.  In the event of the disability of the participant, the restrictions will lapse on a pro rata basis (with respect to 20% of the participant’s restricted stock for each year since the date of award). The Compensation Committee of the Board of Directors will have discretion to review and revise restrictions applicable to a participant’s restricted stock in the event of the participant’s retirement.  There were options to purchase 109,304 shares of CTBI common stock granted during the six months ended June 30, 2007.

The fair values of options granted during the six months ended June 30, 2008 and 2007, were established at the date of grant using a Black-Scholes option pricing model with the weighted average assumptions as follows:

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

The amortized cost and fair value of securities at June 30, 2008 are summarized as follows:

Available-for-Sale

(in thousands)	Amortized Cost	Fair Value
U.S. Treasury and government agencies	$23,315	$23,694
State and political subdivisions	43,965	44,151
U.S. government sponsored agencies and mortgage-backed pass through certificates	207,317	205,323
Collateralized mortgage obligations	1	1
Total debt securities	274,598	273,169
Marketable equity securities	34,900	33,700
Total available-for-sale securities	$309,498	$306,869

Held-to-Maturity

(in thousands)	Amortized Cost	Fair Value
State and political subdivisions	$1,901	$1,912
U.S. government sponsored agencies and mortgage-backed pass through certificates	27,395	27,245
Total held-to-maturity securities	$29,296	$29,157

The amortized cost and fair value of securities as of December 31, 2007 are summarized as follows:

Available-for-Sale

(in thousands)	Amortized Cost	Fair Value
U.S. Treasury and government agencies	$20,307	$20,736
State and political subdivisions	40,472	41,137
U.S. government sponsored agencies and mortgage-backed pass through certificates	205,049	202,542
Collateralized mortgage obligations	1	1
Other debt securities	20,000	19,687
Total debt securities	285,829	284,103
Marketable equity securities	40,050	40,050
Total available-for-sale securities	$325,879	$324,153

Held-to-Maturity

(in thousands)	Amortized Cost	Fair Value
State and political subdivisions	$1,901	$1,914
U.S. government sponsored agencies and mortgage-backed pass through certificates	31,058	30,436
Total held-to-maturity securities	$32,959	$32,350

Note 4 – Loans

Major classifications of loans, net of unearned income and deferred loan origination costs, are summarized as follows:

(in thousands)	June 30 2008	December 31 2007
Commercial construction	$150,356	$143,773
Commercial secured by real estate	653,830	640,574
Commercial other	354,441	333,774
Real estate construction	59,956	69,021
Real estate mortgage	600,654	599,665
Consumer	443,654	435,273
Equipment lease financing	10,755	5,817
Total loans	$2,273,646	$2,227,897

Activity in the allowance for loan and lease losses was as follows:

	Six Months Ended
	June 30
(in thousands)	2008	2007
Allowance balance at January 1	$28,054	$27,526
Additions to allowance charged against operations	5,017	2,316
Recoveries credited to allowance	1,253	1,340
Losses charged against allowance	(5,228)	(3,494)
Allowance balance at June 30, 2008	$29,096	$27,688

Note 5 – Mortgage Servicing Rights

The following table presents the components of mortgage banking income:

	Six Months Ended
	June 30
(in thousands)	2008	2007
Net gain on sale of loans held for sale	$1,040	$612
Net loan servicing income
Servicing fees	431	436
Late fees	31	34
Ancillary fees	114	69
Fair value adjustments	(245)	(9)
Net loan servicing income	331	530
Mortgage banking income	$1,371	$1,142

Mortgage loans serviced for others are not included in the accompanying balance sheets.  Loans serviced for the benefit of others (primarily FHLMC) increased to $357 million at June 30, 2008 compared to $351 million at December 31, 2007.  Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors, and processing foreclosures.  Custodial escrow balances maintained in connection with the foregoing loan servicing, and included in demand deposits, were approximately $1.0 million at June 30, 2008 compared to $0.5 million at December 31, 2007.

Activity for capitalized mortgage servicing rights using the fair value method was as follows:

(in thousands)	Six Months Ended June 30 2008
Fair value, beginning of period	$3,258
New servicing assets created	243
Change in fair value during the period due to:
Time decay (1)	(91)
Payoffs (2)	(186)
Changes in valuation inputs or assumptions (3)	32
Fair value, end of period	$3,256

(1)	Represents decrease in value due to regularly scheduled loan principal payments and partial loan paydowns.
(2)	Represents decrease in value due to loans that paid off during the period.
(3)	Represents change in value resulting from market-driven changes in interest rates and prepayment speeds.

The fair values of capitalized mortgage servicing rights were $3.3 million at both June 30, 2008 and December 31, 2007.  Fair values for the quarters ended June 30, 2008 and December 31, 2007 were determined by third-party valuations using discount rates of 10.06% and 10.10%, respectively, and weighted average default rates of 1.34% and 1.55%, respectively.  Prepayment speeds averaged 12.5% at June 30, 2008 compared to 13.7% at December 31, 2007.  MSR values are very sensitive to movement in interest rates as expected future net servicing income depends on the projected balance of the underlying loans, which can be greatly impacted by the level of prepayments.  CTBI does not currently hedge against changes in the fair value of its MSR portfolio.

Note 6 – Borrowings

Short-term debt consists of the following:

(in thousands)	June 30 2008	December 31 2007
Subsidiaries:
Repurchase agreements	$142,453	$158,980
Federal funds purchased	17,880	18,364
Total short-term debt	$160,333	$177,344

Effective July 30, 2008, CTBI extended its revolving note agreement for a line of credit in the amount of $12 million, all of which is currently available to meet any future cash needs.  The agreement will mature on July 29, 2009.

All federal funds purchased and the majority of repurchase agreements mature and reprice daily.  The average rates paid for federal funds purchased and repurchase agreements on June 30, 2008 were 1.87% and 2.39%, respectively.

Federal Home Loan Bank advances consisted of the following monthly amortizing and term borrowings:

(in thousands)	June 30 2008	December 31 2007
Monthly amortizing	$809	$906
Term	40,000	40,000
	$40,809	$40,906

The advances from the Federal Home Loan Bank that require monthly principal payments were due for repayment as follows:

	Principal Payments Due by Period at June 30, 2008
(in thousands)	Total	Within 1 Year	2 Years	3 Years	4 Years	5 Years	After 5 Years
Outstanding advances, weighted average interest rate – 3.91%	$809	$118	$634	$8	$8	$8	$33

The term advances that require the total payment to be made at maturity follow:

(in thousands)	June 30 2008	December 31 2007
Advance #146, 3.70%, due 8/30/08	$40,000	$40,000

The advances are collateralized by Federal Home Loan Bank stock of $24.4 million and certain first mortgage loans totaling $55.1 million as of June, 2008.  Advances totaling $41 million at June 30, 2008 had fixed interest rates ranging from 1.00% to 6.20% with a weighted average rate of 3.70%.  The advances are subject to restrictions or penalties in the event of prepayment.

Long-term debt consists of the following:

(in thousands)	June 30 2008	December 31 2007
Junior subordinated debentures, 6.52%, due 6/1/37	$61,341	$61,341

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

Note 7 – Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 30		June 30
(in thousands)	2008	2007	2008	2007
Numerator:
Net income	$8,620	$8,858	$17,165	$16,880

Denominator:
Basic earnings per share:
Weighted average shares	14,989	15,216	14,995	15,203
Diluted earnings per share:
Effect of dilutive stock options	163	232	150	218
Adjusted weighted average shares	15,152	15,448	15,145	15,421

Earnings per share:
Basic earnings per share	$0.58	$0.58	$1.14	$1.11
Diluted earnings per share	$0.57	$0.57	$1.13	$1.09

Options to purchase 294,968 common shares were excluded from the diluted calculation above for both the three and six months ended June 30, 2008 because the exercise prices on the options were greater than the average market price for the period.  Options to purchase 106,462 common shares were excluded from the calculations for the three months ended June, 2007.

Note 8 – Fair Value of Financial Assets and Liabilities

Assets Measured on a Recurring Basis

The following table presents information about CTBI’s assets measured at fair value on a recurring basis as of June 30, 2008, and indicates the fair value hierarchy of the valuation techniques utilized by CTBI to determine such fair value.

(in thousands)		Fair Value Measurements at June 30, 2008 Using
	Fair Value June 30 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities	$306,869	$0	$292,428	$14,441
Mortgage servicing rights	3,256	0	0	3,256
Total recurring assets measured at fair value	$310,125	$0	$292,498	$17,697

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

Securities Available-for-Sale – Level 3 Inputs.  The securities owned by CTBI that were measured using Level 3 criteria are auction rate securities issued by FNMA ($9,900,000) and FHLMC ($5,000,000). These securities were valued using Level 3 inputs because the market for auction rate securities essentially shut down during the first quarter of 2008, making Level 1 or Level 2 observations unavailable.  For these securities, CTBI determined a fair value by calculating a net present value of future cash flows.  Several key assumptions were used to determine this net present value.  The first was a discount rate of 8.5%, representing the current average default rate for auction rate securities.  The second was a term of 18 months, representing management’s best estimate of how long these securities would remain illiquid. The last was the contractual cash flows, which were derived from the contractual default rates of the individual securities.  Using these assumptions, the net present value of the cash flows for these securities was determined to be $14.4 million, resulting in an unrealized loss of $0.5 million recorded through other comprehensive income.

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

Following is a reconciliation of the beginning and ending balances of recurring fair value measurements using significant unobservable (Level 3) inputs:

(in thousands)	Available-for-Sale Securities	Mortgage Servicing Rights
Beginning balance, January 1, 2008	$40,050	$3,258
Total realized and unrealized gains and losses
Included in net income	0	32
Included in other comprehensive income	(459)	0
Purchases, issuances, and settlements	(25,150)	(34)
Ending balance, June 30, 2008	$14,441	$3,256

Assets Measured on a Non-Recurring Basis

Assets measured at fair value on a non-recurring basis are summarized below:

(in thousands)		Fair Value Measurements at June 30, 2008 Using
	Fair Value June 30 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$10,781	$0	$0	$10,781

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

Overview

Community Trust Bancorp, Inc. (“CTBI”) is a bank holding company headquartered in Pikeville, Kentucky.  At June 30, 2008, CTBI owned one commercial bank and one trust company.  Through its subsidiaries, CTBI has seventy-seven banking locations in eastern, northeast, central, and south central Kentucky and southern West Virginia, and five trust offices across Kentucky.  At June 30, 2008, CTBI had total consolidated assets of $2.9 billion and total consolidated deposits, including repurchase agreements, of $2.4 billion, making it the second largest bank holding company headquartered in the Commonwealth of Kentucky.  Total shareholders’ equity at June 30, 2008 was $306.2 million.

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

Securities Available-for-Sale – Level 3 Inputs.  The securities owned by CTBI that were measured using Level 3 criteria are auction rate securities issued by FNMA ($9,900,000) and FHLMC ($5,000,000). These securities were valued using Level 3 inputs because the market for auction rate securities essentially shut down during the first quarter of 2008, making Level 1 or Level 2 observations unavailable.  For these securities, CTBI determined a fair value by calculating a net present value of future cash flows.  Several key assumptions were used to determine this net present value.  The first was a discount rate of 8.5%, representing the current average default rate for auction rate securities.  The second was a term of 18 months, representing management’s best estimate of how long these securities would remain illiquid. The last was the contractual cash flows, which were derived from the contractual default rates of the individual securities.  Using these assumptions, the net present value of the cash flows for these securities was determined to be $14.4 million, resulting in an unrealized loss of $0.5 million recorded through other comprehensive income.

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

Dividends

The following schedule shows the quarterly cash dividends paid for the past six quarters:

Pay Date	Record Date	Amount Per Share
July 1, 2008	June 15, 2008	$ 0.29
April 1, 2008	March 15, 2008	$ 0.29
January 1, 2008	December 15, 2007	$ 0.29
October 1, 2007	September 15, 2007	$ 0.27
July 1, 2007	June 15, 2007	$ 0.27
April 1, 2007	March 15, 2007	$ 0.27

Statement of Income Review

CTBI reported earnings for the quarter ended June 30, 2008 of $0.58 per basic share, an increase from the $0.57 earned during the quarter ended March 31, 2008 and flat to the $0.58 per basic share earned during the second quarter of 2007.  Earnings for the quarter increased 0.9% to $8.6 million compared to the $8.5 million earned during the first quarter 2008 and decreased 2.7% compared to the $8.9 million earned during the second quarter 2007.  Earnings for the six months ended June 30, 2008 increased to $17.2 million or $1.14 per basic share from the $16.9 million or $1.11 per basic share earned for the first six months of 2007.

Second Quarter 2008 Highlights

❖
CTBI's basic earnings per share for the second quarter 2008 increased 1.8% from prior quarter as the result of a 10.7% increase in noninterest income.  Year-to-date basic earnings per share increased 2.7% from prior year.

❖
The total 100 basis point decline in interest rates that occurred beginning on March 18, 2008 has negatively impacted our net interest margin during the second quarter since 37% of our loans reprice within 30 days.  Our net interest margin decreased 12 basis points from prior quarter but increased 2 basis points from prior year second quarter.

❖
Net interest income decreased $0.6 million from prior quarter and $0.9 million from prior year second quarter.  The decrease in net interest income from prior year second quarter resulted from a $104 million decline in average earning assets as management continues to manage its net interest margin.  Management has utilized the liquidity from its investment portfolio to fund loans and repay $40 million in Federal Home Loan Bank advances while allowing deposits to decline $98.9 million during the past 12 months as loan demand has been curtailed and other investment opportunities have been limited by current economic conditions.

❖
Noninterest income for the quarter increased 10.7% over prior quarter and 7.9% over prior year second quarter with increases in deposit service charges, trust revenue, and the fair value of mortgage servicing rights.  Gains on sales of loans increased from prior year, but decreased from prior quarter.

❖
Noninterest expense for the first six months of 2008 has decreased $3.0 million or 6.9% from prior year primarily due to no accrual for the company-wide incentive-based compensation plan and the 2007 charge from unamortized debt issuance costs with the redemption of trust preferred securities.

❖
Nonperforming loans increased $1.6 million at June 30, 2008 to $44.2 million compared to $42.6 million at prior quarter-end and $23.9 million for prior year quarter ended June 30, 2007.  CTBI experienced a decline in nonperforming loans in its Eastern and Northeastern Regions while nonperforming loans remained relatively flat in the South Central Region and increased in the Central Kentucky Region.  The increase in the Central Kentucky Region is primarily attributable to two borrowers adversely impacted by the continuing weakness in the housing market and the resulting increase in time required by the legal process for movement from foreclosure to liquidation.

❖	Our loan portfolio increased an annualized 3.9% during the quarter with $21.8 million in growth. Loan growth from prior year second quarter was $58.6 million.

❖
Our investment portfolio, which is a source of liquidity to fund loan growth, increased an annualized 6.3% from prior quarter but declined 27.2% from prior year second quarter.  Management has utilized this liquidity in lieu of increased deposit costs (deposits have declined $98.9 million year over year) to support loan growth and for margin management.

❖	Our efficiency ratio was 57.25% for the quarter ended June 30, 2008 compared to 56.39% and 58.22% for the quarters ended March 31, 2008 and June 30, 2007, respectively.

CTBI had basic weighted average shares outstanding of 15.0 million for both the three and six months ended June 30, 2008 compared to 15.2 million for both the three and six months ended June 30, 2007.  The following table sets forth on an annualized basis the return on average assets and return on average shareholders’ equity for the three months and six months ended June 30, 2008 and 2007:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2008	2007	2008	2007
Return on average shareholders' equity	11.22%	12.16%	11.21%	11.75%
Return on average assets	1.19%	1.18%	1.19%	1.13%

Net Interest Income

Our quarterly net interest margin decreased 12 basis points from prior quarter; however, the margin increased 2 basis points from prior year second quarter.  Net interest income for the quarter of $25.7 million was a 2.4% decrease from prior quarter and a 3.5% decrease from prior year second quarter.  The yield on average earnings assets decreased 50 basis points from prior quarter and 96 basis points from prior year second quarter in comparison to the 44 basis point and 113 basis point decreases in the cost of interest bearing funds during the same periods.  Average earning assets increased 0.7% from prior quarter but decreased 3.7% from prior year second quarter.

The following table summarizes the annualized net interest spread and net interest margin for the three and six months ended June 30, 2008 and 2007.

	Three Months Ended		Six Months Ended
	June 30		June 30
	2008	2007	2008	2007
Yield on interest earning assets	6.26%	7.22%	6.51%	7.23%
Cost of interest bearing funds	3.01	4.14	3.23	4.16
Net interest spread	3.25%	3.08%	3.28%	3.07%

Net interest margin	3.88%	3.86%	3.94%	3.85%

Provision for Loan Losses

The analysis of the changes in the allowance for loan losses and selected ratios is set forth below:

	Six Months Ended
	June 30
(in thousands)	2008	2007
Allowance balance at January 1	$28,054	$27,526
Additions to allowance charged against operations	5,017	2,316
Recoveries credited to allowance	1,253	1,340
Losses charged against allowance	(5,228)	(3,494)
Allowance balance at June 30, 2008	$29,096	$27,688

Allowance for loan losses to period-end loans	1.28%	1.25%
Average loans, net of unearned income	$2,251,892	$2,182,465
Provision for loan losses to average loans, annualized	0.45%	0.21%
Loan charge-offs net of recoveries, to average loans, annualized	0.35%	0.20%

Net loan charge-offs for the quarter of $2.2 million, or 0.38% of average loans annualized, was an increase from prior quarter's 0.33% of average loans annualized and the 0.23% for prior year second quarter.  Allocations to loan loss reserve were $2.6 million for the quarter ended June 30, 2008 compared to $2.4 million for the quarter ended March 31, 2008 and $1.8 million for the quarter ended June 30, 2007.  Our loan loss reserve as a percentage of total loans outstanding at June 30, 2008 increased to 1.28% compared to 1.27% at March 31, 2008 and 1.25% at June 30, 2007.  The adequacy of our loan loss reserve is analyzed quarterly and adjusted as necessary.

Noninterest Income

Noninterest income for the second quarter 2008 increased 10.7% over prior quarter and 7.9% over prior year second quarter with increases in deposit service charges, trust revenue, and loan related fees.  Gains on sales of loans increased from prior year, but decreased from prior quarter.  The increase in loan related fees resulted from the increase in the fair value of mortgage servicing rights of $0.7 million quarter over quarter and $0.2 million year over year resulting from decreased prepayment speeds and increased interest rates.  Year-to-date noninterest income increased 5.5% over prior year.

Noninterest Expense

Noninterest expense for the quarter increased 2.2% from prior quarter but decreased 2.4% from prior year second quarter.  Year-to-date noninterest expense has decreased 6.9% from prior year primarily due to the 2007 charge from unamortized debt issuance costs with the redemption of trust preferred securities and no accrual for the company-wide incentive-based compensation plan.

Balance Sheet Review

CTBI’s total assets at $2.9 billion declined an annualized 3.6% from the $3.0 billion at March 31, 2008 and an annualized 1.7% from the $2.9 billion at December 31, 2007.  Loans outstanding at June 30, 2008 were $2.3 billion reflecting an annualized 3.9% growth during the quarter and an annualized 4.1% growth from December 31, 2007.  CTBI's investment portfolio increased an annualized 6.3% from prior quarter but decreased an annualized 11.8% from December 31, 2007 with the majority of the decline consisting of auction rate securities.  Deposits, including repurchase agreements, at $2.4 billion decreased an annualized 5.5% from prior quarter and an annualized 2.6% from December 31, 2007 as management continued our focus on net interest margin management.

Shareholders’ equity at June 30, 2008 was $306.2 million compared to $306.8 million at March 31, 2008 and $301.4 at December 31, 2007.  CTBI's annualized dividend yield to shareholders as of June 30, 2008 was 4.42%.

Loans

Loan growth occurred in the commercial and consumer loan portfolios during the first six months of 2008 while we experienced a decline in the residential loan portfolios.  The commercial loan portfolio increased $45.4 million, the consumer portfolio increased $8.4 million, and residential real estate loans decreased $8.1 million.

The following tables summarize CTBI’s nonperforming loans as of June 30, 2008 and December 31, 2007.

(in thousands)	Nonaccrual Loans	As a % of Loan Balances by Category	Restructured Loans	As a % of Loan Balances by Category	Accruing Loans Past Due 90 Days or More	As a % of Loan Balances by Category	Total Loan Balances
June 30, 2008
Commercial construction	$13,264	8.82%	$0	0.00%	$6,301	4.19%	$150,356
Commercial secured by real estate	6,058	0.93	0	0.00	5,038	0.77	653,830
Commercial other	4,789	1.35	0	0.00	1,374	0.39	354,441
Consumer real estate construction	1,380	2.30	0	0.00	12	0.02	59,956
Consumer real estate secured	3,010	0.50	0	0.00	2,500	0.42	600,654
Consumer other	0	0.00	0	0.00	426	0.10	443,654
Equipment lease financing	0	0.00	0	0.00	0	0.00	10,755
Total	$28,501	1.25%	$0	0.00%	$15,651	0.69%	$2,273,646

(in thousands)	Nonaccrual Loans	As a % of Loan Balances by Category	Restructured Loans	As a % of Loan Balances by Category	Accruing Loans Past Due 90 Days or More	As a % of Loan Balances by Category	Total Loan Balances
December 31, 2007
Commercial construction	$8,682	6.04%	$0	0.00%	$1,733	1.21%	$143,773
Commercial secured by real estate	5,715	0.89	0	0.00	3,300	0.52	640,574
Commercial other	4,489	1.34	20	0.01	1,305	0.39	333,774
Consumer real estate construction	723	1.05	0	0.00	722	1.05	69,021
Consumer real estate secured	2,628	0.44	0	0.00	2,113	0.35	599,665
Consumer other	0	0.00	0	0.00	449	0.10	435,273
Equipment lease financing	0	0.00	0	0.00	0	0.00	5,817
Total	$22,237	1.00%	$20	0.00%	$9,622	0.43%	$2,227,897

Economic conditions continue to be challenging for both our business and individual customers.  Nonperforming loans increased during the second quarter by $1.6 million.  Nonperforming loans decreased in our Eastern and Northeastern Regions, remained relatively flat in our South Central Region, but increased in our Central Kentucky Region.  Nonperforming loans in this region increased $4.3 million during the second quarter 2008.  The increase in nonperforming loans in the Central Kentucky Region is primarily attributable to two borrowers adversely impacted by the weak real estate market and the resulting increase in time required by the legal process for movement from foreclosure to liquidation.  The Central Kentucky market continues to experience the most stress from the current housing crisis.  CTBI's total nonperforming loans at June 30, 2008 were $44.2 million compared to $42.6 million at March 31, 2008 and $31.9 million at December 31, 2007, while our 30-89 days past due loans declined 12.4% from $20.0 million to $17.6 million.  All nonperforming commercial loans in excess of $100 thousand are individually reviewed with specific reserves established when appropriate.  We anticipate nonperforming loans to remain higher than recent history as the normal legal collection time period for real estate secured assets has been slowed due to increased volumes in the industry.  Our loan portfolio management processes focus on maintaining appropriate reserves for potential losses.

Foreclosed properties increased during the second quarter 2008 to $9.1 million from the $7.4 million at March 31, 2008 and the $7.9 million at December 31, 2007.  Sales of foreclosed properties during the first six months of 2008 totaled $3.0 million while new foreclosed properties totaled $4.2 million.

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

Securities

CTBI uses its securities held-to-maturity for production of income and to manage cash flow needs through expected maturities.  CTBI uses its securities available-for-sale for income and balance sheet liquidity management.  Securities available-for-sale reported at fair value decreased from $324.2 million as of December 31, 2007 to $306.9 million at June 30, 2008.  The excess of cost over market increased from $1.7 million at December 31, 2007 to $2.6 million at June 30, 2008.  Securities held-to-maturity decreased from $33.0 million to $29.3 million during the same period.  Total securities as a percentage of total assets were 12.3% as of December 31, 2007 and 11.7% as of June 30, 2008.

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

CTBI owns securities with an estimated fair value of $307 million that are designated as available-for-sale and available to meet liquidity needs on a continuing basis.  CTBI also has available Federal Home Loan Bank advances for both liquidity and management of its asset/liability position.  FHLB advances decreased slightly to $40.8 million at June 30, 2008 from the $40.9 million at December 31, 2007.  FHLB borrowing capacity at June 30, 2008 was $402 million.  Long-term debt remained at $61.3 million from December 31, 2007 to June 30, 2008.  At June 30, 2008, federal funds sold were $4.4 million compared to $32.0 million at December 31, 2007.  Additionally, management projects cash flows from CTBI's investment portfolio to generate additional liquidity over the next 90 days.

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

The investment portfolio continues to consist of high-quality short-term issues.  The majority of the investment portfolio is in U.S. government and government sponsored agency issuances.  The average life of the portfolio is 4.51 years. At the end of the second quarter 2008, available-for-sale ("AFS") securities comprised approximately 84% of the total investment portfolio.  The AFS portfolio was approximately 99.7% of equity capital, and eighty-seven percent of the pledge eligible portfolio was pledged.

CTBI's stock repurchase program began in December 1998 with the authorization to acquire up to 500,000 shares and was increased by an additional 1,000,000 shares in July 2000 and in May 2005.  CTBI repurchased 93,500 shares of its common stock during the first six months of 2008, leaving 288,519 shares remaining under CTBI's current repurchase authorization.  As of June 30, 2008, a total of 2,211,481 shares have been repurchased through this program.

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

CTBI’s principal source of funds used to pay dividends to shareholders and service long-term debt is the dividends it receives from the subsidiary bank.  Various federal statutory provisions, in addition to regulatory policies and directives, limit the amount of dividends that subsidiary banks can pay without prior regulatory approval.  These restrictions have had no major impact on CTBI’s dividend policy or its ability to service long-term debt, nor is it anticipated that they would have any major impact in the foreseeable future.  During the remainder of 2008, approximately $50.6 million plus any remaining 2008 net profits can be paid by CTBI’s banking subsidiary without prior regulatory approval.

The primary source of capital for CTBI is retained earnings.  CTBI paid cash dividends of $0.58 per share during the first six months of 2008.  Basic earnings per share for the same period were $1.14.  CTBI retained 49.1% of earnings for the first six months of 2008.

Under guidelines issued by banking regulators, CTBI and its subsidiary bank are required to maintain a minimum Tier 1 risk-based capital ratio of 4% and a minimum total risk-based ratio of 8%.  In order to be considered “well-capitalized” CTBI must maintain ratios of 6% and 10%, respectively.  Risk-based capital ratios weight the relative risk factors of all assets and consider the risk associated with off-balance sheet items.  CTBI must also maintain a minimum Tier 1 leverage ratio of 4%.  The well-capitalized ratio for Tier 1 leverage is 5%.  CTBI’s Tier 1 leverage, Tier 1 risk-based, and total risk-based ratios were 10.52%, 13.40%, and 14.65%, respectively, as of June 30, 2008, all exceeding the threshold for meeting the definition of well-capitalized.

As of June 30, 2008, management is not aware of any current recommendations by banking regulatory authorities which, if they were to be implemented, would have, or would be reasonably likely to have, a material adverse impact on CTBI’s liquidity, capital resources, or operations.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Interest rate risk management focuses on maintaining consistent growth in net interest income within Board-approved policy limits.  CTBI uses an earnings simulation model to analyze net interest income sensitivity to movements in interest rates.  Given a 200 basis point increase to the yield curve used in the simulation model, it is estimated net interest income for CTBI would increase by 3.96 percent over one year and by 3.80 percent over two years.  A 200 basis point decrease in the yield curve would decrease net interest income by an estimated 3.83 percent over one year and by 5.76 percent over two years.  For further discussion of CTBI's market risk, see the Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Market Risk included in the Annual Report on Form 10-K for the year ended December 31, 2007.

Item 4. Controls and Procedures

CTBI's management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934.  As of June 30, 2008, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and the Executive Vice President/Treasurer, of the effectiveness of the design and operation of CTBI's disclosure controls and procedures.  Based on that evaluation, management concluded that disclosure controls and procedures as of June 30, 2008 were effective in ensuring material information required to be disclosed in this quarterly report on Form 10-Q was recorded, processed, summarized, and reported on a timely basis.  Additionally, there were no changes in CTBI's internal control over financial reporting that occurred during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, CTBI's internal control over financial reporting.

Management's responsibilities related to establishing and maintaining effective disclosure controls and procedures include maintaining effective internal controls over financial reporting that are designed to produce reliable financial statements in accordance with accounting principles generally accepted in the United States.  There have been no significant changes in CTBI's internal controls or in other factors that could significantly affect internal controls subsequent to June 30, 2008.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	None

Item 1A.	Risk Factors	None

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	None

Item 3.	Defaults Upon Senior Securities	None

Item 4.	Submission of Matters to a Vote of Security Holders

CTBI’s Annual Meeting of Shareholders was held on April 22, 2008.  The following items were approved:

1)          Election of the following members to CTBI’s Board of Directors for the ensuing year.

Nominee	In Favor	Withheld
Charles J. Baird	8,719,520	151,935
Nick A. Cooley	5,780,493	3,090,963
Jean R. Hale	8,839,091	32,364
James McGhee II	8,843,842	27,613
M. Lynn Parrish	8,384,272	487,183
Paul E. Patton	8,808,384	63,071
Dr. James R. Ramsey	8,849,368	22,087
Gary G. White	8,849,644	21,811

2)          Ratification of CTBI’s independent registered public accounting firm for 2008.

The votes of the shareholders on this item were as follows:

In Favor	Against	Abstained
8,839,047	20,424	11,982

Item 5.	Other Information:

CTBI's Principal Executive Officer and Principal Financial Officer have furnished to the SEC the certifications with respect to this Form 10-Q that are required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002

Item 6.	a. Exhibits:
	(1) Form of Severance Agreement between CTBI and executive officers, as amended	Exhibit 10.6
	(2) Senior Management Incentive Plan (2008), as amended	Exhibit 10.7
	(3) Voluntary Deferred Compensation Plan, as amended	Exhibit 10.9
	(4) Certifications Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Exhibit 31.1 Exhibit 31.2
	(5) Certifications Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Exhibit 32.1 Exhibit 32.2

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, CTBI has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMUNITY TRUST BANCORP, INC.

Date: August 8, 2008	By:	/s/ Jean R. Hale
Jean R. Hale
Chairman, President and Chief Executive Officer

By:	/s/ Kevin J. Stumbo
Kevin J. Stumbo
Executive Vice President and Treasurer
(Principal Financial Officer)