Form 10-Q
period 2008-09-30
COMMUNITY TRUST BANCORP INC /KY/
filed 2008-11-07
CIK 350852

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008

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

Common stock – 15,064,570 shares outstanding at October 31, 2008

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

Community Trust Bancorp, Inc.
Condensed Consolidated Balance Sheets

(dollars in thousands)	(unaudited) September 30 2008	December 31 2007
Assets:
Cash and due from banks	$83,169	$105,209
Federal funds sold	21,766	32,041
Cash and cash equivalents	104,935	137,250

Securities available-for-sale at fair value
(amortized cost of $284,716 and $325,879, respectively)	284,913	324,153
Securities held-to-maturity at amortized cost
(fair value of $27,065 and $32,350, respectively)	27,219	32,959
Loans held for sale	2,175	2,334

Loans	2,316,020	2,227,897
Allowance for loan losses	(29,908)	(28,054)
Net loans	2,286,112	2,199,843

Premises and equipment, net	51,890	53,391
Federal Reserve Bank and Federal Home Loan Bank stock	29,036	28,060
Goodwill	65,059	65,059
Core deposit intangible (net of accumulated amortization of $6,063 and
$5,588, respectively)	1,441	1,917
Bank owned life insurance	23,894	23,285
Mortgage servicing rights	3,154	3,258
Other assets	29,100	31,175
Total assets	$2,908,928	$2,902,684

Liabilities and shareholders’ equity:
Deposits
Noninterest bearing	$452,678	$449,861
Interest bearing	1,837,089	1,843,303
Total deposits	2,289,767	2,293,164

Repurchase agreements	142,238	158,980
Federal funds purchased and other short-term borrowings	20,180	18,364
Advances from Federal Home Loan Bank	60,764	40,906
Long-term debt	61,341	61,341
Other liabilities	29,650	28,574
Total liabilities	2,603,940	2,601,329

Shareholders’ equity:
Preferred stock, 300,000 shares authorized and unissued	-	-
Common stock, $5 par value, shares authorized 25,000,000;
shares outstanding 2008 – 15,055,405; 2007 – 15,044,124	75,277	75,221
Capital surplus	149,605	149,005
Retained earnings	79,978	78,251
Accumulated other comprehensive income (loss), net of tax	128	(1,122)
Total shareholders’ equity	304,988	301,355

Total liabilities and shareholders’ equity	$2,908,928	$2,902,684

See notes to condensed consolidated financial statements.

Community Trust Bancorp, Inc.
Condensed Consolidated Statements of Operations and Other Comprehensive Income
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
(in thousands except per share data)	2008	2007	2008	2007

Interest income:
Interest and fees on loans, including loans held for sale	$37,501	$43,454	$114,564	$128,835
Interest and dividends on securities
Taxable	3,139	4,316	9,777	13,593
Tax exempt	472	471	1,417	1,460
Interest and dividends on Federal Reserve and Federal
Home Loan Bank stock	394	453	1,188	1,340
Other, including interest on federal funds sold	198	1,025	1,108	3,755
Total interest income	41,704	49,719	128,054	148,983

Interest expense:
Interest on deposits	12,713	19,345	41,762	57,996
Interest on repurchase agreements and other short-term
borrowings	1,030	2,177	3,588	6,510
Interest on advances from Federal Home Loan Bank	462	605	1,215	2,020
Interest on long-term debt	1,000	1,000	3,000	3,364
Total interest expense	15,205	23,127	49,565	69,890

Net interest income	26,499	26,592	78,489	79,093
Provision for loan losses	2,875	1,915	7,892	4,231
Net interest income after provision for loan losses	23,624	24,677	70,597	74,862

Noninterest income:
Service charges on deposit accounts	5,739	5,302	16,341	15,436
Gains on sales of loans, net	292	384	1,332	996
Trust income	1,260	1,240	3,749	3,619
Loan related fees	686	606	2,064	2,494
Bank owned life insurance	190	280	722	752
Securities losses/other than temporary impairment charges	(13,461)	0	(13,511)	0
Other	1,325	2,122	3,758	4,109
Total noninterest income	(3,969)	9,934	14,455	27,406

Noninterest expense:
Salaries and employee benefits	10,287	9,604	31,598	31,818
Occupancy, net	1,715	1,641	5,049	5,043
Equipment	1,088	1,202	3,255	3,664
Data processing	1,413	1,301	4,220	3,617
Bank franchise tax	891	866	2,695	2,598
Legal and professional fees	823	922	2,260	2,489
Other	5,083	3,788	12,667	13,529
Total noninterest expense	21,300	19,324	61,744	62,758

Income (loss) before income taxes	(1,645)	15,287	23,308	39,510
Income tax expense (benefit)	(1,068)	4,811	6,720	12,154
Net income (loss)	(577)	10,476	16,588	27,356

Other comprehensive income, net of tax:
Unrealized holding gains on securities available-for-sale	1,837	1,969	1,250	1,132
Comprehensive income	$1,260	$12,445	$17,838	$28,488

Basic earnings (loss) per share	$(0.04)	$0.69	$1.11	$1.80
Diluted earnings (loss) per share	$(0.04)	$0.68	$1.09	$1.77

Weighted average shares outstanding-basic	15,011	15,183	15,000	15,186
Weighted average shares outstanding-diluted	15,263	15,342	15,153	15,417

Dividends declared per share	$0.29	$0.27	$0.87	$0.81

See notes to condensed consolidated financial statements.

Community Trust Bancorp, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Nine months ended
	September 30
(in thousands)	2008	2007

Cash flows from operating activities:
Net income	$16,588	$27,356
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,847	4,299
Change in net deferred tax liability	(5,198)	1,809
Stock based compensation	545	498
Excess tax benefits of stock-based compensation	878	721
Provision for loan and other real estate losses	8,103	4,579
Securities losses/other than temporary impairment charges	13,511	0
Gains on sale of mortgage loans held for sale	(1,332)	(996)
Losses on sale of assets, net	415	159
Proceeds from sale of mortgage loans held for sale	69,527	56,677
Funding of mortgage loans held for sale	(68,036)	(55,969)
Amortization of securities premiums, net	(134)	510
Change in cash surrender value of bank owned life insurance	(609)	(653)
Fair value adjustments of mortgage servicing rights	104	(71)
Amortization/write-off of debt issuance costs	0	1,950
Changes in:
Other liabilities	4,118	7,852
Other assets	3,651	(1,482)
Net cash provided by operating activities	45,978	47,239

Cash flows from investing activities:
Securities available-for-sale:
Proceeds from sales	29,950	106,800
Proceeds from prepayments and maturities	53,067	37,179
Purchase of securities	(55,264)	(69,800)
Securities held-to-maturity:
Proceeds from prepayments and maturities	5,773	6,331
Change in loans, net	(99,361)	(75,784)
Purchase of premises, equipment, and other real estate	(2,384)	(1,808)
Proceeds from sale of premises and equipment	8	0
Additional investment in equity securities	(976)	(14)
Redemption of investment in unconsolidated subsidiaries	0	1,841
Investment in unconsolidated subsidiaries	0	(1,841)
Proceeds from sale of other real estate and other repossessed assets	3,623	2,290
Additional investment in other real estate owned	(119)	(21)
Additional investment in bank owned life insurance	0	(1,391)
Net cash provided by (used in) investing activities	(65,683)	3,782

Cash flows from financing activities:
Change in deposits, net	(3,397)	(8,292)
Change in repurchase agreements and other short-term borrowings, net	(14,926)	(15,244)
Advances from Federal Home Loan Bank	20,000	0
Payments on advances from Federal Home Loan Bank	(142)	(40,274)
Payment for redemption of junior subordinated debentures	0	(61,341)
Additional junior subordinated debentures	0	61,341
Issuance of common stock	2,408	2,409
Purchase of common stock	(2,630)	(6,184)
Excess tax benefits of stock-based compensation	(878)	(721)
Dividends paid	(13,045)	(12,307)
Net cash used in financing activities	(12,610)	(80,613)
Net decrease in cash and cash equivalents	(32,315)	(29,592)
Cash and cash equivalents at beginning of period	137,250	157,538
Cash and cash equivalents at end of period	$104,935	$127,946

Supplemental disclosures:
Income taxes paid	$13,171	$8,388
Interest paid	45,078	61,589
Non-cash activities
Loans to facilitate the sale of other real estate and other repossessed assets	935	184
Common stock dividends accrued, paid in subsequent quarter	4,356	4,058
Real estate acquired in settlement of loans	6,135	5,063
Other than temporary impairment of investment securities	13,461	0

See notes to condensed consolidated financial statements.

Community Trust Bancorp, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1 - Summary of Significant Accounting Policies

In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments (which consist of normal recurring accruals) necessary, to present fairly the condensed consolidated financial position as of September 30, 2008, the results of operations for the three and nine months ended September 30, 2008 and 2007, and the cash flows for the nine months ended September 30, 2008 and 2007.  In accordance with accounting principles generally accepted in the United States of America for interim financial information, these statements do not include certain information and footnote disclosures required by accounting principles generally accepted in the United States of America for complete annual financial statements.  The condensed consolidated balance sheet as of December 31, 2007 has been derived from the audited consolidated financial statements of Community Trust Bancorp, Inc. ("CTBI") for that period.  The results of operations for the three and nine months ended September 30, 2008 and 2007, and the cash flows for the nine months ended September 30, 2008 and 2007, are not necessarily indicative of the results to be expected for the full year.  For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2007, included in CTBI's Annual Report on Form 10-K.

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

New Accounting Standards –

➢ Determining the Fair Value of a Financial Asset When the Market For That Asset is Not Active – FASB Staff Position (“FSP”) No. FAS 157-3 clarifies the application of FASB No. 157, Fair Value Measurements, in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active.  This FSP was effective October 10, 2008, and did not have a significant impact on our consolidated financial statements.

➢ Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities – This FASB Staff Position No. EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method described in paragraphs 60 and 61 of FASB Statement No. 128, Earnings Per Share.  This FSP is effective January 1, 2009, and is not expected to have a significant impact on our consolidated financial statements.

➢ Fair Value Option for Financial Assets and Financial Liabilities – In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities, which permits entities to choose to measure many financial instruments and certain other items at fair value.  The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the FASB’s long-term measurement objectives for accounting for financial instruments.  SFAS 159 is effective for fiscal years beginning after November 15, 2007. CTBI has not elected the fair value option for any financial assets or liabilities at September 30, 2008.

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

CTBI’s compensation expense related to stock option grants was $505 thousand and $498 thousand, respectively, for the nine months ended September 30, 2008 and 2007, respectively.  Restricted stock expense for the first nine months of 2008 was $40 thousand.  There were no restricted stock grants made prior to the first quarter of 2008.  As of September 30, 2008, there was a total of $1.3 million of unrecognized compensation expense related to unvested stock option awards that will be recognized as expense as the awards vest over a weighted average period of 1.5 years.

There were no options granted during the three months ended September 30, 2008; however, there were options to purchase 74,776 shares of CTBI common stock and 11,076 shares of restricted stock granted during the nine months ended September 30, 2008.  The options were granted pursuant to the terms of the 2006 Stock Ownership Incentive Plan, with an exercise price per share of $28.32 (equal to fair market value on date of grant), a term of 10 years, and vesting in five years.   The restrictions on the restricted stock will lapse at the end of five years.  However, in the event of a change in control of CTBI or the death of the participant, the restrictions will lapse.  In the event of the disability of the participant, the restrictions will lapse on a pro rata basis (with respect to 20% of the participant’s restricted stock for each year since the date of award). The Compensation Committee of the Board of Directors will have discretion to review and revise restrictions applicable to a participant’s restricted stock in the event of the participant’s retirement.  There were options to purchase 109,304 shares of CTBI common stock granted during the nine months ended September 30, 2007.

The fair values of options granted during the nine months ended September 30, 2008 and 2007, were established at the date of grant using a Black-Scholes option pricing model with the weighted average assumptions as follows:

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

The amortized cost and fair value of securities at September 30, 2008 are summarized as follows:

Available-for-Sale

(in thousands)	Amortized Cost	Fair Value
U.S. Treasury and government agencies	$23,320	$23,691
State and political subdivisions	43,136	43,160
U.S. government sponsored agencies and mortgage-backed pass through certificates	196,666	196,991
Collateralized mortgage obligations	1	1
Total debt securities	263,123	263,843
Marketable equity securities	21,593	21,070
Total available-for-sale securities	$284,716	$284,913

Held-to-Maturity

(in thousands)	Amortized Cost	Fair Value
State and political subdivisions	$1,575	$1,587
U.S. government sponsored agencies and mortgage-backed pass through certificates	25,644	25,478
Total held-to-maturity securities	$27,219	$27,065

The amortized cost and fair value of securities as of December 31, 2007 are summarized as follows:

Available-for-Sale

(in thousands)	Amortized Cost	Fair Value
U.S. Treasury and government agencies	$20,307	$20,736
State and political subdivisions	40,472	41,137
U.S. government sponsored agencies and mortgage-backed pass through certificates	205,049	202,542
Collateralized mortgage obligations	1	1
Other debt securities	20,000	19,687
Total debt securities	285,829	284,103
Marketable equity securities	40,050	40,050
Total available-for-sale securities	$325,879	$324,153

Held-to-Maturity

(in thousands)	Amortized Cost	Fair Value
State and political subdivisions	$1,901	$1,914
U.S. government sponsored agencies and mortgage-backed pass through certificates	31,058	30,436
Total held-to-maturity securities	$32,959	$32,350

Note 4 – Loans

Major classifications of loans, net of unearned income and deferred loan origination costs, are summarized as follows:

(in thousands)	September 30 2008	December 31 2007
Commercial construction	$153,325	$143,773
Commercial secured by real estate	652,610	640,574
Commercial other	358,896	333,774
Real estate construction	61,141	69,021
Real estate mortgage	605,944	599,665
Consumer	472,588	435,273
Equipment lease financing	11,516	5,817
Total loans	$2,316,020	$2,227,897

Activity in the allowance for loan and lease losses was as follows:

	Nine Months Ended
	September 30
(in thousands)	2008	2007
Allowance balance at January 1	$28,054	$27,526
Additions to allowance charged against operations	7,892	4,231
Recoveries credited to allowance	1,846	1,980
Losses charged against allowance	(7,884)	(5,804)
Allowance balance at September 30	$29,908	$27,933

Note 5 – Mortgage Servicing Rights

The following table presents the components of mortgage banking income:

	Nine Months Ended
	September 30
(in thousands)	2008	2007
Net gain on sale of loans held for sale	$1,332	$996
Net loan servicing income
Servicing fees	658	648
Late fees	43	50
Ancillary fees	146	108
Fair value adjustments	(446)	(255)
Net loan servicing income	401	551
Mortgage banking income	$1,733	$1,547

Mortgage loans serviced for others are not included in the accompanying balance sheets.  Loans serviced for the benefit of others (primarily FHLMC) were $351 million at September 30, 2008 and December 31, 2007.  Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors, and processing foreclosures.  Custodial escrow balances maintained in connection with the foregoing loan servicing, and included in demand deposits, were approximately $1.2 million at September 30, 2008 compared to $0.5 million at December 31, 2007.

Activity for capitalized mortgage servicing rights using the fair value method was as follows:

(in thousands)	Nine Months Ended September 30 2008
Fair value, beginning of period	$3,258
New servicing assets created	342
Change in fair value during the period due to:
Time decay (1)	(130)
Payoffs (2)	(289)
Changes in valuation inputs or assumptions (3)	(27)
Fair value, end of period	$3,154

(1)	Represents decrease in value due to regularly scheduled loan principal payments and partial loan paydowns.
(2)	Represents decrease in value due to loans that paid off during the period.
(3)	Represents change in value resulting from market-driven changes in interest rates and prepayment speeds.

The fair value of capitalized mortgage servicing rights was $3.2 million at September 30, 2008 compared to $3.3 million at December 31, 2007.  Fair values for the quarters ended September 30, 2008 and December 31, 2007 were determined by third-party valuations using discount rates of 9.51% and 10.10%, respectively, and weighted average default rates of 1.44% and 1.55%, respectively.  Prepayment speeds averaged 11.6% at September 30, 2008 compared to 13.7% at December 31, 2007.  MSR values are very sensitive to movement in interest rates as expected future net servicing income depends on the projected balance of the underlying loans, which can be greatly impacted by the level of prepayments.  CTBI does not currently hedge against changes in the fair value of its MSR portfolio.

Note 6 – Borrowings

Short-term debt consists of the following:

(in thousands)	September 30 2008	December 31 2007
Subsidiaries:
Repurchase agreements	$142,238	$158,980
Federal funds purchased	20,180	18,364
Total short-term debt	$162,418	$177,344

Effective July 30, 2008, CTBI extended its revolving note agreement for a line of credit in the amount of $12 million, all of which is currently available to meet any future cash needs.  The agreement will mature on July 29, 2009.

All federal funds purchased and the majority of repurchase agreements mature and reprice daily.  The average rates paid for federal funds purchased and repurchase agreements on September 30, 2008 were 1.75% and 2.43%, respectively.

Federal Home Loan Bank advances consisted of the following monthly amortizing and term borrowings:

(in thousands)	September 30 2008	December 31 2007
Monthly amortizing	$764	$906
Term	60,000	40,000
	$60,764	$40,906

The advances from the Federal Home Loan Bank that require monthly principal payments were due for repayment as follows:

	Principal Payments Due by Period at September 30, 2008
(in thousands)	Total	Within 1 Year	2 Years	3 Years	4 Years	5 Years	After 5 Years
Outstanding advances, weighted average interest rate – 3.83%	$764	$85	$623	$8	$8	$8	$32

The term advances that require the total payment to be made at maturity follow:

(in thousands)	September 30 2008	December 31 2007
Advance #146, 3.70%, due 9/02/08	$0	$40,000
Advance #154, 3.17%, due 8/04/09	20,000	0
Advance #155, 3.18%, due 9/02/09	40,000	0
Total Term Advances	$60,000	$40,000

The advances are collateralized by Federal Home Loan Bank stock of $24.7 million and a blanket lien on first mortgage loans.  Advances totaling $60.8 million at September 30, 2008 had fixed interest rates ranging from 1.00% to 6.20% with a weighted average rate of 3.18%.  The advances are subject to restrictions or penalties in the event of prepayment.

Long-term debt consists of the following:

(in thousands)	September 30 2008	December 31 2007
Junior subordinated debentures, 6.52%, due 6/1/37	$61,341	$61,341

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

Note 7 – Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 30		September 30
(in thousands)	2008	2007	2008	2007
Numerator:
Net income (loss)	$(577)	$10,476	$16,588	$27,356

Denominator:
Basic earnings per share:
Weighted average shares	15,011	15,183	15,000	15,186
Diluted earnings per share:
Effect of dilutive stock options	252	159	153	231
Adjusted weighted average shares	15,263	15,342	15,153	15,417

Earnings per share:
Basic earnings (loss) per share	$(0.04)	$0.69	$1.11	$1.80
Diluted earnings (loss) per share	$(0.04)	$0.68	$1.09	$1.77

Options to purchase 210,163 and 293,251 common shares, respectively, were excluded from the diluted calculations above for the three and nine months ended September 30, 2008 because the exercise prices on the options were greater than the average market price for the period.  Options to purchase 292,975 and 102,901 common shares, respectively, were excluded from the calculations for the three and nine months ended September 30, 2007.

Note 8 – Fair Value of Financial Assets and Liabilities

Assets Measured on a Recurring Basis

The following table presents information about CTBI’s assets measured at fair value on a recurring basis as of September 30, 2008, and indicates the fair value hierarchy of the valuation techniques utilized by CTBI to determine such fair value.

(in thousands)		Fair Value Measurements at September 30, 2008 Using
	Fair Value September 30 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities	$284,913	$0	$283,320	$1,593
Mortgage servicing rights	3,154	0	0	3,154
Total recurring assets measured at fair value	$288,067	$0	$282,860	$5,207

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

Securities Available-for-Sale – Level 3 Inputs.  The securities owned by CTBI that were measured using Level 3 criteria are auction rate securities issued by FNMA and FHLMC.  These securities were valued using an independent third party.  For these securities, the valuation methods used were (1) a discounted cash flow model valuation, where the expected cash flows of the securities are discounted to the present using a yield that incorporates compensation for illiquidity and (2) a market comparables method, where the securities are valued based on indications, from the secondary market, of what discounts buyers demand when purchasing similar securities.  Using these methods, the auction rate securities are classified as Level 3.

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

Following is a reconciliation of the beginning and ending balances of recurring fair value measurements using significant unobservable (Level 3) inputs:

(in thousands)	Available-for-Sale Securities	Mortgage Servicing Rights
Beginning balance, January 1, 2008	$40,050	$3,258
Total realized and unrealized gains and losses
Included in net income	(13,461)	(27)
Included in other comprehensive income	0
Purchases, issuances, and settlements	(24,996)	(77)
Ending balance, September 30, 2008	$1,593	$3,154

Assets Measured on a Non-Recurring Basis

Assets measured at fair value on a non-recurring basis are summarized below:

(in thousands)		Fair Value Measurements at September 30, 2008 Using
	Fair Value September 30 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$11,036	$0	$0	$11,036

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

Overview

Community Trust Bancorp, Inc. (“CTBI”) is a bank holding company headquartered in Pikeville, Kentucky.  At September 30, 2008, CTBI owned one commercial bank and one trust company.  Through its subsidiaries, CTBI has seventy-seven banking locations in eastern, northeast, central, and south central Kentucky and southern West Virginia, and five trust offices across Kentucky.  At September 30, 2008, CTBI had total consolidated assets of $2.9 billion and total consolidated deposits, including repurchase agreements, of $2.4 billion, making it the second largest bank holding company headquartered in the Commonwealth of Kentucky.  Total shareholders’ equity at September 30, 2008 was $305.0 million.

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

Securities Available-for-Sale – Level 3 Inputs.  The securities owned by CTBI that were measured using Level 3 criteria are auction rate securities issued by FNMA and FHLMC.  These securities were valued using an independent third party.  For these securities, the valuation methods used were (1) a discounted cash flow model valuation, where the expected cash flows of the securities are discounted to the present using a yield that incorporates compensation for illiquidity and (2) a market comparables method, where the securities are valued based on indications, from the secondary market, of what discounts buyers demand when purchasing similar securities.  Using these methods, the auction rate securities are classified as Level 3.

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

Dividends

The following schedule shows the quarterly cash dividends paid for the past six quarters:

Pay Date	Record Date	Amount Per Share
October 1, 2008	September 15, 2008	$0.29
July 1, 2008	June 15, 2008	$0.29
April 1, 2008	March 15, 2008	$0.29
January 1, 2008	December 15, 2007	$0.29
October 1, 2007	September 15, 2007	$0.27
July 1, 2007	June 15, 2007	$0.27

                On November 7, 2008, CTBI announced an increase in the cash dividend to $0.30 per share to be paid on January 1, 2009, to shareholders of record on December 15, 2008.

Statement of Income Review

CTBI reported earnings of $16.6 million or $1.11 per basic share year-to-date through September 30, 2008, although it had an operating loss of $0.6 million for the third quarter of 2008 commensurate with the actions of the federal government placing Freddie Mac and Fannie Mae into conservatorship and the market concerns related to this action.

CTBI had a loss for the quarter ended September 30, 2008 of $0.04 per basic share.  At June 30, 2008, CTBI held $14.9 million in Freddie Mac and Fannie Mae pass-through auction rate securities which had an unrealized loss of $0.5 million.  On September 7, 2008, the U.S. Treasury placed Freddie Mac and Fannie Mae into conservatorship.  This action created market uncertainty of the future value of Freddie Mac and Fannie Mae securities and the value of these investments decreased materially resulting in a $13.5 million other than temporary impairment charge to earnings on these securities.  Also, as a result of this action, CTBI recorded a $0.8 million charge relative to trust activity for which it had financial responsibility.

Earnings Summary
(in thousands except per share data)	3Q 2008	2Q 2008	3Q 2007	9 Months 2008	9 Months 2007
Net income (loss)	$(577)	$8,620	$10,476	$16,588	$27,356
Earnings (loss) per share	$(0.04)	$0.58	$0.69	$1.11	$1.80
Earnings (loss) per share (diluted)	$(0.04)	$0.57	$0.68	$1.09	$1.77

Return on average assets	(0.08)%	1.19%	1.39%	0.76%	1.22%
Return on average equity	(0.74)%	11.21%	14.04%	7.16%	12.53%
Efficiency ratio	58.63%	57.25%	52.36%	57.43%	58.30%

Dividends declared per share	$0.29	$0.29	$0.27	$0.87	$0.81
Book value per share	$20.26	$20.43	$19.62	$20.26	$19.62

Weighted average shares	15,011	14,989	15,183	15,000	15,186
Weighted average shares (diluted)	15,263	15,152	15,342	15,153	15,417

CTBI's normalized earnings, which are considered to be core earnings, continue to be within expected profitability levels as we execute our business plan during the current global economic crisis.  CTBI has not been a participant in the types of lending and derivative investments which have been the focus of the current financial crisis.

Financial results normalized for the other than temporary impairment charges are shown below:

Earnings Summary
(in thousands except per share data)	3Q 2008	2Q 2008	3Q 2007	9 Months 2008	9 Months 2007
Net income (loss) as reported	$(577)	$8,620	$10,476	$16,588	$27,356
Impact of FHLMC/FNMA securities impairment charge	$9,386	$-	$-	$9,386	$-
Net income as adjusted	$8,809	$8,620	$10,476	$25,974	$27,356
Earnings per share	$0.59	$0.58	$0.69	$1.73	$1.80
Earnings per share (diluted)	$0.58	$0.57	$0.68	$1.71	$1.77

Return on average assets	1.20%	1.19%	1.39%	1.19%	1.22%
Return on average equity	11.24%	11.21%	14.04%	11.22%	12.53%
Efficiency ratio	56.30%	57.25%	52.36%	56.64%	58.30%

Dividends declared per share	$0.29	$0.29	$0.27	$0.87	$0.81
Book value per share	$20.86	$20.43	$19.62	$20.88	$19.62

Weighted average shares	15,011	14,989	15,183	15,000	15,186
Weighted average shares (diluted)	15,263	15,152	15,342	15,153	15,417

Third Quarter 2008 Highlights

❖
CTBI maintains a significantly higher level of capital than required by regulatory authorities to be designated as well-capitalized.  On September 30, 2008, our Tier 1 Leverage Ratio of 10.45% was 545 basis points higher than the 5.00% required, our Tier 1 Risk-Based Capital Ratio of 13.11% was 711 basis points higher than the required 6.00%, and our Total Risk-Based Capital Ratio of 14.36% was 436 basis points higher than the 10.00% regulatory requirement for this designation.

❖
CTBI's basic earnings per share for the third quarter 2008 normalized for the other than temporary impairment charge for auction rate securities increased 1.7% from prior quarter but decreased 14.5% from prior year third quarter primarily due to the increased provision for loan losses.  Year-to-date basic earnings per share normalized decreased 3.9% from prior year.

❖
Our net interest margin for the nine months ended September 30, 2008 increased 9 basis points from prior year.  However, net interest income decreased $0.6 million from prior year as average earning assets decreased by $93.7 million.

❖
Noninterest income for the third quarter and year-to-date 2008 were both impacted by the $13.5 million other than temporary impairment charge for auction rate securities.  Normalized noninterest income for the first nine months of 2008 increased 1.9% from prior year with increases in gains on sales of loans, deposit service charges, and trust revenue offset by a decrease in the fair value of mortgage servicing rights.

❖
CTBI established a tax strategy to offset the capital loss resulting from the other than temporary impairment charge for auction rate securities whereby the losses would be offset against capital gains during the next five years.  This strategy was available prior to the Emergency Economic Stabilization Act of 2008 which provides for the treatment of the losses as ordinary losses.

❖
Noninterest expense was also impacted commensurate with the conservatorship action with a $0.8 million charge relative to trust activity for which CTBI had financial responsibility.  Normalized noninterest expense for the first nine months of 2008 has decreased 3.0%.

❖
Nonperforming loans increased $5.2 million at September 30, 2008 to $49.3 million compared to $44.2 million at prior quarter-end and $31.5 million for prior year quarter ended September 30, 2007.  The majority of our nonperforming loans continue to be in our Central Kentucky Region; however, all regions have seen an increase during the past quarter with the changes in national economic conditions, particularly the price of gasoline.

❖	Our loan portfolio increased an annualized 7.4% during the quarter with $42.4 million in growth. Loan growth from prior year third quarter was $81.5 million.

❖
Our investment portfolio decreased $24.0 million for the quarter, primarily as a result of the other than temporary impairment charge for auction rate securities discussed above.  Our investment portfolio declined $74.9 million year over year primarily resulting from the use of the liquidity in the portfolio to fund loan growth and manage the net interest margin.

CTBI had basic weighted average shares outstanding of 15.0 million for both the three and nine months ended September 30, 2008 compared to 15.2 million for both the three and nine months ended September 30, 2007.  The following table sets forth on an annualized basis the return on average assets and return on average shareholders’ equity for the three months and nine months ended September 30, 2008 and 2007:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2008	2007	2008	2007
Return on average shareholders' equity	(0.74)%	14.04%	7.16%	12.53%
Return on average assets	(0.08)%	1.39%	0.76%	1.22%

Net Interest Income

Our quarterly net interest margin increased 9 basis points from prior quarter and 11 basis points from prior year third quarter, and our net interest margin for the nine months ended September 30, 2008 increased 9 basis points compared to the same period in 2007.  Net interest income for the quarter increased 3.2% from prior quarter but declined 0.4% from prior year third quarter as average earning assets decreased 0.3% and 2.9%, respectively, for the same periods.  Net interest income for the nine months ended September 30, 2008 decreased $0.6 million from prior year as the cost of interest bearing funds decreased 103 basis points while the yield on average earning assets decreased 80 basis points and average earning assets declined $93.7 million.

The following table summarizes the annualized net interest spread and net interest margin for the three and nine months ended September 30, 2008 and 2007.

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2008	2007	2008	2007
Yield on interest earning assets	6.22%	7.18%	6.41%	7.21%
Cost of interest bearing funds	2.86%	4.11%	3.11%	4.14%
Net interest spread	3.36%	3.07%	3.30%	3.07%

Net interest margin	3.97%	3.86%	3.95%	3.86%

Provision for Loan Losses

The analysis of the changes in the allowance for loan losses and selected ratios is set forth below:

	Nine Months Ended
	September 30
(in thousands)	2008	2007
Allowance balance at January 1	$28,054	$27,526
Additions to allowance charged against operations	7,892	4,231
Recoveries credited to allowance	1,846	1,980
Losses charged against allowance	(7,884)	(5,804)
Allowance balance at September 30	$29,908	$27,933

Allowance for loan losses to period-end loans	1.29%	1.25%
Average loans, net of unearned income	$2,265,265	$2,195,940
Provision for loan losses to average loans, annualized	0.47%	0.26%
Loan charge-offs net of recoveries, to average loans, annualized	0.36%	0.23%

Net loan charge-offs for the quarter of $2.1 million, or 0.36% of average loans annualized, was a decrease from prior quarter's 0.38% of average loans annualized but an increase from the 0.30% for prior year third quarter.  Allocations to loan loss reserve were $2.9 million for the quarter ended September 30, 2008 compared to $2.6 million for the quarter ended June 30, 2008 and $1.9 million for the quarter ended September 30, 2007.  Our loan loss reserve as a percentage of total loans outstanding at September 30, 2008 increased to 1.29% compared to 1.28% at June 30, 2008 and 1.25% at September 30, 2007.  The adequacy of our loan loss reserve is analyzed quarterly and adjusted as necessary.

Noninterest Income

The significant decline in noninterest income occurred as a result of the $13.5 million other than temporary impairment charge for auction rate securities.  Normalized noninterest income for the third quarter 2008 decreased 2.0% from prior quarter and 4.5% from prior year third quarter.  Normalized noninterest income for the first nine months of 2008 increased 1.9% from prior year with increases in gains on sales of loans, deposit service charges, and trust revenue offset by a decrease in the fair value of mortgage servicing rights.

Noninterest Expense

Noninterest expense for the quarter increased 4.2% from prior quarter and 10.2% from prior year third quarter.  Commensurate with the U.S. Treasury placing Freddie Mac and Fannie Mae into conservatorship on September 7, 2008, CTBI recorded a $0.8 million charge relative to trust activity for which it had financial responsibility.  Normalized noninterest expense for the first nine months of 2008 has decreased 3.0%.

Balance Sheet Review

CTBI’s total assets at $2.9 billion increased an annualized 4.2% from prior quarter and an annualized 0.3% from December 31, 2007.  Loans outstanding at September 30, 2008 were $2.3 billion reflecting an annualized 7.4% growth during the quarter and an annualized 5.3% growth from December 31, 2007.  CTBI's investment portfolio, however, decreased 7.1% from prior quarter and 12.6% from December 31, 2007 as a result of the use of the liquidity in our investment portfolio to fund loan growth and the other than temporary impairment charge for auction rate securities.  Deposits, including repurchase agreements, at $2.4 billion increased an annualized 1.9% from prior quarter but decreased an annualized 1.1% from December 31, 2007.  CTBI's use of the liquidity in the investment portfolio to fund loan growth versus growing deposits helped manage and increase the net interest margin.

Shareholders’ equity at September 30, 2008 was $305.0 million compared to $306.2 million at June 30, 2008 and $301.4 at December 31, 2007.  CTBI's annualized dividend yield to shareholders as of September 30, 2008 was 3.37%.

Loans

Loan growth occurred in the commercial and consumer loan portfolios and decreased slightly in the residential loan portfolio during the first nine months of 2008.  The commercial loan portfolio increased $52.4 million, the consumer portfolio increased $37.3 million, and residential real estate loans decreased $1.6 million.  Loan growth during the third quarter of 2008 of $42.4 million or 7.4% annualized was the result of CTBI leveraging its strong capital base to enable it to continue to lend during this economic downturn while several of its regional competitors have slowed their lending activity.

The following tables summarize CTBI’s nonperforming loans as of September 30, 2008 and December 31, 2007.

(in thousands)	Nonaccrual Loans	As a % of Loan Balances by Category	Restructured Loans	As a % of Loan Balances by Category	Accruing Loans Past Due 90 Days or More	As a % of Loan Balances by Category	Total Loan Balances
September 30, 2008
Commercial construction	$16,145	10.53%	$0	0.00%	$6,941	4.53%	$153,325
Commercial secured by real estate	6,308	0.97	0	0.00	6,298	0.97	652,610
Commercial other	4,499	1.25	0	0.00	1,401	0.39	358,896
Consumer real estate construction	1,330	2.18	0	0.00	125	0.20	61,141
Consumer real estate secured	2,880	0.48	0	0.00	3,107	0.51	605,944
Consumer other	0	0.00	0	0.00	273	0.06	472,588
Equipment lease financing	0	0.00	0	0.00	0	0.00	11,516
Total	$31,162	1.35%	$0	0.00%	$18,145	0.78%	$2,316,020

(in thousands)	Nonaccrual Loans	As a % of Loan Balances by Category	Restructured Loans	As a % of Loan Balances by Category	Accruing Loans Past Due 90 Days or More	As a % of Loan Balances by Category	Total Loan Balances
December 31, 2007
Commercial construction	$8,682	6.04%	$0	0.00%	$1,733	1.21%	$143,773
Commercial secured by real estate	5,715	0.89	0	0.00	3,300	0.52	640,574
Commercial other	4,489	1.34	20	0.01	1,305	0.39	333,774
Consumer real estate construction	723	1.05	0	0.00	722	1.05	69,021
Consumer real estate secured	2,628	0.44	0	0.00	2,113	0.35	599,665
Consumer other	0	0.00	0	0.00	449	0.10	435,273
Equipment lease financing	0	0.00	0	0.00	0	0.00	5,817
Total	$22,237	1.00%	$20	0.00%	$9,622	0.43%	$2,227,897

Economic conditions continue to be challenging for both our business and individual customers as gasoline prices increased during the quarter and uncertainty has developed on main street with the current credit crisis.  Nonperforming loans increased during the third quarter by $5.2 million with increases in all of our regions.  CTBI's total nonperforming loans at September 30, 2008 were $49.3 million compared to $44.2 million at June 30, 2008 and $31.5 million at September 30, 2007.  Our loan portfolio management processes focus on maintaining appropriate reserves for potential losses.

Foreclosed properties increased during the third quarter 2008 to $9.4 million from the $9.1 million at June 30, 2008 and the $6.6 million at September 30, 2007.  Sales of foreclosed properties during the first nine months of 2008 totaled $4.2 million while new foreclosed properties totaled $5.9 million.

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

Securities

CTBI uses its securities held-to-maturity for production of income and to manage cash flow needs through expected maturities.  CTBI uses its securities available-for-sale for income and balance sheet liquidity management.  Securities available-for-sale reported at fair value decreased from $324.2 million as of December 31, 2007 to $284.9 million at September 30, 2008.  The excess of cost over market decreased from a positive $1.7 million at December 31, 2007 to a negative $0.2 million at September 30, 2008.  Securities held-to-maturity decreased from $33.0 million to $27.2 million during the same period.  Total securities as a percentage of total assets were 12.3% as of December 31, 2007 and 10.7% as of September 30, 2008.

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

CTBI owns securities with an estimated fair value of $284.9 million that are designated as available-for-sale and available to meet liquidity needs on a continuing basis.  CTBI also has available Federal Home Loan Bank advances for both liquidity and management of its asset/liability position.  FHLB advances increased to $60.8 million at September 30, 2008 from the $40.9 million at December 31, 2007.  FHLB borrowing capacity at September 30, 2008 was $356 million.  Long-term debt remained at $61.3 million from December 31, 2007 to September 30, 2008.  At September 30, 2008, federal funds sold were $21.8 million compared to $32.0 million at December 31, 2007.  Additionally, management projects cash flows from CTBI's investment portfolio to generate additional liquidity over the next 90 days.

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

The investment portfolio consists of investment grade short-term issues suitable for bank investments.  The majority of the investment portfolio is in U.S. government and government sponsored agency issuances.  The average life of the portfolio is 4.52 years. At the end of the third quarter 2008, available-for-sale ("AFS") securities comprised approximately 91.3% of the total investment portfolio.  The AFS portfolio was approximately 93.4% of equity capital, and eighty-six percent of the pledge eligible portfolio was pledged.

CTBI's stock repurchase program began in December 1998 with the authorization to acquire up to 500,000 shares and was increased by an additional 1,000,000 shares in July 2000 and in May 2005.  CTBI repurchased 93,500 shares of its common stock during the first nine months of 2008, leaving 288,519 shares remaining under CTBI's current repurchase authorization.  As of September 30, 2008, a total of 2,211,481 shares have been repurchased through this program.

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

CTBI’s principal source of funds used to pay dividends to shareholders and service long-term debt is the dividends it receives from the subsidiary bank.  Various federal statutory provisions, in addition to regulatory policies and directives, limit the amount of dividends that subsidiary banks can pay without prior regulatory approval.  These restrictions have had no major impact on CTBI’s dividend policy or its ability to service long-term debt, nor is it anticipated that they would have any major impact in the foreseeable future.  During the remainder of 2008, approximately $45.6 million plus any remaining 2008 net profits can be paid by CTBI’s banking subsidiary without prior regulatory approval.

The primary source of capital for CTBI is the retention of earnings.  CTBI paid cash dividends of $0.87 per share during the first nine months of 2008.  Basic earnings per share for the same period were $1.11.  CTBI retained 21.6% of earnings for the first nine months of 2008.

Under guidelines issued by banking regulators, CTBI and its subsidiary bank are required to maintain a minimum Tier 1 risk-based capital ratio of 4% and a minimum total risk-based ratio of 8%.  In order to be considered “well-capitalized” CTBI must maintain ratios of 6% and 10%, respectively.  Risk-based capital ratios weight the relative risk factors of all assets and consider the risk associated with off-balance sheet items.  CTBI must also maintain a minimum Tier 1 leverage ratio of 4%.  The well-capitalized ratio for Tier 1 leverage is 5%.  CTBI’s Tier 1 leverage, Tier 1 risk-based, and total risk-based ratios were 10.45%, 13.11%, and 14.36%, respectively, as of September 30, 2008, all exceeding the threshold for meeting the definition of well-capitalized.

As of September 30, 2008, management is not aware of any current recommendations by banking regulatory authorities which, if they were to be implemented, would have, or would be reasonably likely to have, a material adverse impact on CTBI’s liquidity, capital resources, or operations.

Recent Regulatory Developments

The following is a summary of recently enacted laws and regulations that could materially impact CTBI's results of operations or financial condition.  This discussion is qualified in its entirety by reference to such laws and regulation.

On October 3, 2008, President Bush signed into law the Emergency Economic Stabilization Act of 2008 (the “EESA”) enacted by the U.S. Congress in response to the financial crises affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions.  Pursuant to the EESA, the U.S. Department of Treasury (“U.S. Treasury”) has the authority to, among other things, purchase up to $700 billion of mortgages, mortgage-backed securities, and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets.  The EESA also included a provision to increase the amount of deposits insured by the Federal Deposit Insurance Corporation (“FDIC”) to $250,000.

On October 14, 2008, the U.S Treasury announced the Troubled Asset Relief Program Capital Purchase Program (the “TARP Capital Purchase Program”).  This program would make $250 billion of capital available to U.S. financial institutions from the $700 billion authorized by the EESA in the form of preferred stock investments by the U.S. Treasury under the following general terms:

➢	the preferred stock issued to the U.S. Treasury (“Treasury Preferred Stock”) would pay 5% dividends for the first five years, and then 9% dividends thereafter;
➢
in connection with the purchase of preferred stock, the U.S. Treasury will receive warrants entitling the U.S. Treasury to buy the participating institution’s common stock with a market price equal to 15% of the Treasury Preferred Stock;

➢	the Treasury Preferred Stock may not be redeemed for a period of three years, except with proceeds from high-quality private capital;
➢
the consent of the U.S. Treasury will be required to increase common dividends per share or any share repurchases, with limited exceptions, during the first three years, unless the Treasury Preferred Stock has been redeemed or transferred to third parties; and

➢
participating companies must adopt the U.S Treasury’s standards for executive compensation and corporate governance for the period during which the U.S. Treasury holds the equity issued under the TARP Capital Purchase Program.

Also on October 14, 2008, the FDIC announced a new program – the Temporary Liquidity Guarantee Program – that provides unlimited deposit insurance on funds in non-interest-bearing transaction deposit accounts not otherwise covered by the existing deposit insurance limit of $250,000, as well as a 100% guarantee of the senior debt of all FDIC-insured institutions and their holding companies. All eligible institutions will be covered under the program for the first 30 days without incurring any costs.  After the initial period, participating institutions will be assessed a charge of 10 basis points per annum for the additional insured deposits and a charge of 75 basis points per annum for guaranteed senior unsecured debt.

Since both the TARP Capital Purchase Program and the Temporary Liquidity Guarantee Program were just recently announced, management’s evaluation of both programs and their potential impact on CTBI’s future financial condition and results of operations remains ongoing.  While no definitive decisions have been made yet with respect to the TARP Capital Purchase Program, management expects CTBI to participate in the unlimited deposit insurance beyond the initial 30-day period and opt out of the coverage for senior unsecured debt.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Interest rate risk management focuses on maintaining consistent growth in net interest income within Board-approved policy limits.  CTBI uses an earnings simulation model to analyze net interest income sensitivity to movements in interest rates.  Given a 200 basis point increase to the yield curve used in the simulation model, it is estimated net interest income for CTBI would increase by 5.02 percent over one year and by 4.88 percent over two years.  A 200 basis point decrease in the yield curve would decrease net interest income by an estimated 5.44 percent over one year and by 6.08 percent over two years.  For further discussion of CTBI's market risk, see the Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Market Risk included in the Annual Report on Form 10-K for the year ended December 31, 2007.

Item 4. Controls and Procedures

CTBI's management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934.  As of September 30, 2008, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and the Executive Vice President/Treasurer, of the effectiveness of the design and operation of CTBI's disclosure controls and procedures.  Based on that evaluation, management concluded that disclosure controls and procedures as of September 30, 2008 were effective in ensuring material information required to be disclosed in this quarterly report on Form 10-Q was recorded, processed, summarized, and reported on a timely basis.  Additionally, there were no changes in CTBI's internal control over financial reporting that occurred during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, CTBI's internal control over financial reporting.

Management's responsibilities related to establishing and maintaining effective disclosure controls and procedures include maintaining effective internal controls over financial reporting that are designed to produce reliable financial statements in accordance with accounting principles generally accepted in the United States.  There have been no significant changes in CTBI's internal controls or in other factors that could significantly affect internal controls subsequent to September 30, 2008.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	None

Item 1A.	Risk Factors

CTBI May Be Adversely Affected by Current Economic and Market Conditions

The national and global economic downturn has recently resulted in unprecedented levels of financial market volatility which may depress overall the market value of financial institutions, limit access to capital, or have a material adverse effect on the financial condition or results of operations of banking companies in general and CTBI in particular.  In addition, the possible duration and severity of the adverse economic cycle in unknown and may exacerbate CTBI's exposure to credit risk.  Treasury and FDIC programs have been initiated to address economic stabilization, yet the efficacy of these programs in stabilizing the economy and the banking system are uncertain.  Details as to CTBI's participation or access to such programs and their subsequent impact on CTBI also remain uncertain.

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

COMMUNITY TRUST BANCORP, INC.

Date: November 7, 2008	By:	/s/ Jean R. Hale
Jean R. Hale
Chairman, President, and Chief Executive Officer

By:	/s/ Kevin J. Stumbo
Kevin J. Stumbo
Executive Vice President and Treasurer
(Principal Financial Officer)