Form 10-K
period 2008-12-31
COMMUNITY TRUST BANCORP INC /KY/
filed 2009-03-13
CIK 350852

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
For the fiscal year ended December 31, 2008
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

Based upon the closing price of the Common Shares of the Registrant on the NASDAQ-Stock Market LLC – Global Select Market, the aggregate market value of voting stock held by non-affiliates of the Registrant as of June 30, 2008 was $364.2 million.  For the purpose of the foregoing calculation only, all directors and executive officers of the Registrant have been deemed affiliates.  The number of shares outstanding of the Registrant’s Common Stock as of February 28, 2009 was 15,075,738.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference into the Form 10-K part indicated:

Document	Form 10-K
(1) Proxy statement for the annual meeting of shareholders to be held April 28, 2009	Part III

PART I

Item 1.  Business

Community Trust Bancorp, Inc. (“CTBI”) is a bank holding company registered with the Board of Governors of the Federal Reserve System pursuant to Section 5(a) of the Bank Holding Company Act of 1956, as amended.  CTBI was incorporated August 12, 1980, under the laws of the Commonwealth of Kentucky for the purpose of becoming a bank holding company.  At December 31, 2008, CTBI owned all the capital stock of one commercial bank and one trust company, serving small and mid-sized communities in eastern, northeastern, central, and south central Kentucky and southern West Virginia.  The commercial bank is Community Trust Bank, Inc., Pikeville, Kentucky (the “Bank”) and the trust company is Community Trust and Investment Company, Lexington, Kentucky (the “Trust Company”).  At December 31, 2008, CTBI had total consolidated assets of $3.0 billion and total consolidated deposits, including repurchase agreements, of $2.5 billion, making it the largest bank holding company headquartered in the Commonwealth of Kentucky.

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

COMPETITION

CTBI’s subsidiaries face substantial competition for deposit, credit, trust, and brokerage relationships in the communities we serve.  Competing providers include state banks, national banks, thrifts, trust companies, insurance companies, mortgage banking operations, credit unions, finance companies, brokerage companies, and other financial and non-financial companies which may offer products functionally equivalent to those offered by our subsidiaries.  Many of these providers offer services within and outside the market areas served by our subsidiaries.  We strive to offer competitively priced products along with quality customer service to build customer relationships in the communities we serve.

Recently, the United States and global markets, as well as general economic conditions, have been disrupted and volatile.  Some financial institutions have failed and others have been forced to seek acquisition partners.  Larger financial institutions, some of whom may benefit from partial nationalization, could strengthen their competitive position as a result of ongoing consolidation within the financial services industry.

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

No material portion of our business is seasonal.  We are not dependent upon any one customer or a few customers, and the loss of any one or a few customers would not have a material adverse effect on us.  See note 17 to the consolidated financial statements for additional information regarding concentrations of credit.

We do not engage in any operations in foreign countries.

EMPLOYEES

As of December 31, 2008, CTBI and subsidiaries had 986 full-time equivalent employees.  Our employees are provided with a variety of employee benefits.  A retirement plan, an employee stock ownership plan, group life insurance, major medical insurance, a cafeteria plan, and annual management and employee incentive compensation plans are available to eligible personnel.

SUPERVISION AND REGULATION

We, as a registered bank holding company, are restricted to those activities permissible under the Bank Holding Company Act of 1956, as amended, and are subject to actions of the Board of Governors of the Federal Reserve System thereunder.  We are required to file an annual report with the Federal Reserve Board and are subject to an annual examination by the Board.

Our Bank is a state-chartered bank subject to state and federal banking laws and regulations and periodic examination by the Kentucky Department of Financial Institutions and the restrictions, including dividend restrictions, thereunder.  Our Bank is also a member of the Federal Reserve System and is subject to certain restrictions imposed by and to examination and supervision under the Federal Reserve Act.  Our Trust Company is also regulated by the Kentucky Office of Financial Institutions and the Federal Reserve.

Deposits of our Bank are insured by the Federal Deposit Insurance Corporation, which subjects banks to regulation and examination under the provisions of the Federal Deposit Insurance Act.

In response to global credit and liquidity issues involving a number of financial institutions, the United States government, particularly the United States Department of the Treasury and the FDIC, have taken a variety of extraordinary measures designed to restore confidence in the financial markets and to strengthen financial institutions, including capital injections, guarantees of bank liabilities and the acquisition of illiquid assets from banks.

On October 3, 2008, the Emergency Economic Stabilization Act of 2008 (the “EESA”) was signed into law.  Pursuant to the EESA, the United States Treasury was granted the authority to take a range of actions for the purpose of stabilizing and providing liquidity to the U.S. financial markets and has proposed several programs, including the purchase by the U.S. Treasury of certain troubled assets from financial institutions (the “Troubled Asset Relief Program”) and the direct purchase by the U.S. Treasury of equity of financial institutions (the “Capital Purchase Program”).

CTBI announced on January 16, 2009, that it had elected not to participate in the United States Treasury Department’s Capital Purchase Program.  The Capital Purchase Program is a voluntary program designed to help financial institutions build capital to support the United States economy.  CTBI currently maintains a capital level significantly exceeding regulatory guidelines for a well-capitalized institution and is able to meet the lending needs of our customers.

On October 14, 2008, the FDIC announced a new program, the Temporary Liquidity Guarantee Program, that provides unlimited deposit insurance on funds in noninterest bearing transaction deposit accounts not otherwise covered by the existing deposit insurance limit of $250,000, as well as a 100% guarantee of the senior debt of FDIC insured institutions and their holding companies.  All eligible institutions were covered under this program during an initial 30-day period without incurring costs.  After the 30-day period, participating institutions have been assessed a charge of 10 basis points per annum for the additional insured deposits and a charge of 75 basis points per annum for guaranteed senior unsecured debt.  CTBI elected to participate in the unlimited deposit insurance for noninterest bearing accounts beyond the initial 30-day period and opted out of the coverage of senior unsecured debt.

On February 27, 2009, the FDIC announced a special assessment on insured institutions, implemented changes to the risk-based assessment system, and set FDIC insurance assessment rates beginning the second quarter of 2009.  Under the deposit insurance restoration plan approved by the FDIC in October 2008, the Board set a rate schedule to raise the insurance reserve ratio to 1.15 percent within five years.  On February 27, 2009, the FDIC announced that the restoration plan horizon has been extended to seven years in light of the current significant strains on banks and the financial system and the likelihood of a severe recession.  Also, the FDIC will collect a special assessment of up to 20 basis points on September 30, 2009.  The FDIC will also be permitted to impose an emergency special assessment after June 30, 2009 of up to 10 basis points if the FDIC deems that such action is necessary to maintain public confidence in federal deposit insurance.  Changes to the assessment system include higher rates for institutions that rely significantly on secured liabilities.  In addition, higher rates will be imposed on institutions that rely significantly on brokered deposits, but only when accompanied by rapid growth.  The final rule will provide incentives in the form of a reduction in assessment rates for institutions holding long-term unsecured debt.

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

Economic Risk
CTBI may continue to be adversely affected by current economic and market conditions.

The national and global economic downturn has recently resulted in unprecedented levels of financial market volatility and has in general adversely impacted the market value of financial institutions, limited access to capital and had an adverse effect on the financial condition or results of operations of banking companies in general, including CTBI.  In some cases, the markets have produced downward pressure on stock prices and credit capacity for certain issuers without regard to those issuers’ underlying financial strength.  During this time, CTBI has experienced challenges, credit quality has deteriorated and net income and results of operations have been adversely impacted.  Although CTBI operated at a profit last year, CTBI is a part of the financial system and a continuation of the systemic lack of available credit, lack of confidence in the financial sector, increased volatility in the financial markets, and reduced business activity could materially and adversely impact CTBI’s business, financial condition, and results of operations.  In addition, the possible duration and severity of the adverse economic cycle is unknown and may exacerbate financial service providers’, including CTBI’s, exposure to credit risk.  Actions by Congress, Treasury, the FDIC and other governmental agencies and regulators have been initiated to address economic stabilization, yet the efficacy of these programs in stabilizing the economy and the banking system is uncertain.  There can be no assurance that these actions will not have an adverse effect on the financial position or results of operations of financial service providers including CTBI.

Economy of Our Markets
Our business may continue to be adversely affected by downturns in the local economies on which we depend.

Our loan portfolio is concentrated primarily in eastern, northeastern, central, and south central Kentucky and southern West Virginia.  Our profits depend on providing products and services to clients in these local regions.  These regions have recently experienced an increase in unemployment and a decrease in real estate values.  Further increases in unemployment, additional decreases in real estate values, or increases in interest rates could weaken the local economies in which we operate.  Weakness in our market area could depress our earnings and consequently our financial condition because:
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

Federal Deposit Insurance Increases
Our results of operations may be adversely impacted by increased FDIC insurance assessments.

As a result of the weakness of certain financial institutions, the FDIC has taken action that will result in increased FDIC insurance assessments for United States FDIC-insured financial institutions, including CTBI.  Under the deposit insurance restoration plan approved by the FDIC in October 2008, the Board set a rate schedule to raise the insurance reserve ratio to 1.15 percent within five years.  On February 27, 2009, the FDIC announced that the restoration plan horizon has been extended to seven years in light of the current significant strains on banks and the financial system and the likelihood of a severe recession.  In addition, the FDIC announced a special assessment of up to 20 basis points to be collected on September 30, 2009.  The FDIC may also impose an emergency special assessment after June 30, 2009 of up to 10 basis points if the FDIC deems that an additional special assessment is necessary to maintain public confidence in federal deposit insurance.  The special assessment of up to 20 basis points, the increase in regular quarterly assessments, and a possible 10 basis point emergency assessment will significantly increase insurance assessments for FDIC-insured institutions in general, including CTBI.

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

The banking industry is highly regulated and changes in federal and state banking regulations as well as policies and administration guidelines may affect our practices, growth prospects, and earnings.  In particular, there is no assurance that recent governmental actions designed to stabilize the economy and banking system will not adversely affect the financial position or results of operations of CTBI.

Proposed legislation may create an environment that will unreasonably delay the collection of past due amounts, result in restructurings and collection of less than the full amount due to CTBI and impede our ability to make new residential loans.  In addition, the recently announced special FDIC deposit insurance assessment of up to 20 basis points, the increase in regular quarterly deposit insurance assessments, the possible 10 basis point emergency assessment, and possible future increases in regular quarterly deposit insurance assessments will significantly increase insurance assessments for FDIC-insured institutions in general, including CTBI.

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

Originating and underwriting loans are integral to the success of our business.  This business requires us to take “credit risk,” which is the risk of losing principal and interest income because borrowers fail to repay loans.  Collateral values and the ability of borrowers to repay their loans may be affected at any time by factors such as:
•	The length and severity of downturns in the local economies in which we operate or the national economy;
•	The length and severity of downturns in one or more of the business sectors in which our customers operate, particularly the automobile, hotel/motel, coal, and residential development industries; or
•	A rapid increase in interest rates.

Although we do not have a subprime lending program, the current subprime lending crisis may have an adverse effect on our residential loan portfolio as proposed legislation may create an environment that will unreasonably delay the collection of past due amounts, result in restructurings and collection of less than the full amounts due to CTBI, and impede our ability to make new residential loans.

Competition
Strong competition within our market area may reduce our ability to attract and retain deposits and originate loans.

We face competition both in originating loans and in attracting deposits. Competition in the financial services industry is intense.  We compete for clients by offering excellent service and competitive rates on our loans and deposit products.  The type of institutions we compete with include commercial banks, savings institutions, mortgage banking firms, credit unions, finance companies, mutual funds, insurance companies and brokerage and investment banking firms.  Competition arises from institutions located within and outside our market areas.  As a result of their size and ability to achieve economies of scale, certain of our competitors offer a broader range of products and services than we offer.  The recent economic crisis is likely to result in increased consolidation in the financial industry and larger financial institutions, some of whom may benefit from partial nationalization, may strengthen their competitive positions.  In addition, to stay competitive in our markets we may need to adjust the interest rates on our products to match the rates offered by our competitors, which could adversely affect our net interest margin.  As a result, our profitability depends upon our continued ability to successfully compete in our market areas while achieving our investment objectives.

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
•
Compliance with all laws including the USA Patriot Act, the International Money Laundering Abatement and Anti-Terrorist Financing Act, the Sarbanes-Oxley Act and the related rules and regulations promulgated under such Act or the Exchange Act, the Equal Credit Opportunity Act, the Fair Housing Act, the Community Reinvestment Act, the Home Mortgage Disclosure Act, and all other applicable fair lending laws and other laws relating to discriminatory business practices; and

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

Our stock price may fluctuate significantly in the future, and these fluctuations may be unrelated to CTBI's performance.  The recent financial crisis has resulted in a lack of investor confidence in the financial institutions sector.  General market price declines or market volatility in the future could adversely affect the price of our common stock, and the current market price may not be indicative of future market prices.

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

Counterparty Risk
The soundness of other financial institutions could adversely affect CTBI.

Our ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions.  Financial services companies are interrelated as a result of trading, clearing, counterparty, or other relationships.  We have exposure to many different industries and counterparties, and we routinely execute transactions with counterparties in the financial services industry, including brokers and dealers, commercial banks, investment banks, mutual and hedge funds, and other institutional counterparties. As a result, defaults by, or even rumors or questions about, one or more financial services companies, or the financial services industry generally, have led to market-wide liquidity problems and could lead to losses or defaults by us or by other institutions.  Many of these transactions expose us to credit risk in the event of default of our counterparty or client.  In addition, our credit risk may be exacerbated when the collateral held by us cannot be realized or is liquidated at prices not sufficient to recover the full amount of the loan or derivative exposure due us.  There is no assurance that any such losses would not materially and adversely affect our businesses, financial condition, or results of operations.

Item 1B. Unresolved Staff Comments

None.

SELECTED STATISTICAL INFORMATION

The following tables set forth certain statistical information relating to CTBI and subsidiaries on a consolidated basis and should be read together with our consolidated financial statements.

Consolidated Average Balance Sheets and Taxable Equivalent Income/Expense and Yields/Rates

	2008			2007			2006
(in thousands)	Average Balances	Interest	Average Rate	Average Balances	Interest	Average Rate	Average Balances	Interest	Average Rate
Earning assets:
Loans (1)(2)(3)	$2,283,180	$150,413	6.59%	$2,205,431	$171,632	7.78%	$2,131,649	$163,526	7.67%
Loans held for sale	1,752	171	9.76	2,484	157	6.32	1,685	130	7.71
Securities:
U.S. Treasury and agencies	249,515	10,912	4.37	275,219	12,034	4.37	312,611	13,520	4.32
Tax exempt state and political subdivisions (3)	45,146	2,875	6.37	45,514	2,946	6.47	49,173	3,175	6.46
Other securities	32,842	1,723	5.25	117,136	5,350	4.57	125,937	5,396	4.28
Federal Reserve Bank and Federal Home Loan Bank stock	28,549	1,559	5.46	28,040	1,794	6.40	27,176	1,588	5.84
Federal funds sold	53,816	1,083	2.01	82,324	4,246	5.16	66,422	3,346	5.04
Interest bearing deposits	6,397	124	1.94	2,010	88	4.38	811	38	4.69
Investment in unconsolidated subsidiaries	1,857	120	6.46	1,856	130	7.00	1,861	160	8.60
Total earning assets	2,703,054	$168,980	6.25%	2,760,014	$198,377	7.19%	2,717,325	$190,879	7.02%
Allowance for loan and lease losses	(29,901)			(28,129)			(28,622)
	2,673,153			2,731,885			2,688,703
Nonearning assets:
Cash and due from banks	74,264			75,667			78,069
Premises and equipment, net	52,559			54,434			56,846
Other assets	121,241			118,727			119,274
Total assets	$2,921,217			$2,980,713			$2,942,892

Interest bearing liabilities:
Deposits:
Savings and demand deposits	$655,577	$7,885	1.20%	$696,329	$17,457	2.51%	$664,958	$15,399	2.32%
Time deposits	1,204,550	45,964	3.82	1,231,039	58,180	4.73	1,194,410	48,457	4.06
Repurchase agreements and federal funds purchased	170,231	4,424	2.60	174,697	8,429	4.82	185,098	8,620	4.66
Advances from Federal Home Loan Bank	49,001	1,701	3.47	67,452	2,402	3.56	108,355	3,648	3.37
Long-term debt	61,341	4,000	6.52	61,830	4,364	7.06	61,341	5,414	8.83
Total interest bearing liabilities	2,140,700	$63,974	2.99%	2,231,347	$90,832	4.07%	2,214,162	$81,538	3.68%
Noninterest bearing liabilities:
Demand deposits	443,593			425,534			435,017
Other liabilities	28,523			29,726			24,511
Total liabilities	2,612,816			2,686,607			2,673,690

Shareholders’ equity	308,401			294,106			269,202
Total liabilities and shareholders’ equity	$2,921,217			$2,980,713			$2,942,892

Net interest income		$105,006			$107,545			$109,341
Net interest spread			3.26%			3.12%			3.34%
Benefit of interest free funding			0.62			0.78			0.68
Net interest margin			3.88%			3.90%			4.02%

(1) Interest includes fees on loans of $1,679, $1,819, and $1,500 in 2008, 2007, and 2006, respectively.
(2) Loan balances are net of unearned income and include principal balances on nonaccrual loans.
(3) Tax exempt income on securities and loans is reported on a fully taxable equivalent basis using a 35% rate.

Net Interest Differential

The following table illustrates the approximate effect of volume and rate changes on net interest differentials between 2008 and 2007 and also between 2007 and 2006.

	Total Change	Change Due to		Total Change	Change Due to
(in thousands)	2008/2007	Volume	Rate	2007/2006	Volume	Rate
Interest income
Loans	$(21,219)	$5,877	$(27,096)	$8,106	$5,718	$2,388
Loans held for sale	14	(37)	51	27	54	(27)
U.S. Treasury and agencies	(1,122)	(1,124)	2	(1,486)	(1,601)	115
Tax exempt state and political subdivisions	(71)	(24)	(47)	(229)	(236)	7
Other securities	(3,627)	(3,375)	(252)	(46)	(365)	319
Federal Reserve Bank and Federal Home Loan Bank stock	(235)	32	(267)	206	52	154
Federal funds sold	(3,163)	(1,794)	(1,369)	900	818	82
Interest bearing deposits	36	107	(71)	50	53	(3)
Investment in unconsolidated subsidiaries	(10)	0	(10)	(30)	0	(30)
Total interest income	(29,397)	(338)	(29,059)	7,498	4,493	3,005

Interest expense
Savings and demand deposits	(9,572)	(1,075)	(8,497)	2,058	748	1,310
Time deposits	(12,216)	(1,277)	(10,939)	9,723	1,523	8,200
Repurchase agreements and federal funds purchased	(4,005)	(221)	(3,784)	(191)	(474)	283
Advances from Federal Home Loan Bank	(701)	(672)	(29)	(1,246)	(1,308)	62
Long-term debt	(364)	(34)	(330)	(1,050)	43	(1,093)
Total interest expense	(26,858)	(3,279)	(23,579)	9,294	532	8,762

Net interest income	$(2,539)	$2,941	$(5,480)	$(1,796)	$3,961	$(5,757)

For purposes of the above table, changes which are due to both rate and volume are allocated based on a percentage basis, using the absolute values of rate and volume variance as a basis for percentages.  Income is stated at a fully taxable equivalent basis, assuming a 35% tax rate.

Investment Portfolio

The maturity distribution and weighted average interest rates of securities at December 31, 2008 are as follows:

Available-for-sale

	Estimated Maturity at December 31, 2008
	Within 1 Year		1-5 Years		5-10 Years		After 10 Years		Total Fair Value		Amortized Cost
(in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount
U.S. Treasury, government agencies, and government sponsored agencies	$10,292	5.41%	$158,605	4.51%	$37,554	4.59%	$760	6.05%	$207,211	4.58%	$205,720
State and municipal obligations	6,578	7.10	23,077	6.39	2,571	6.09	7,618	5.94	39,844	6.40	39,738
Other securities	1	7.75	19,780	4.22	0	0.00	540	0.00	20,321	4.11	20,541
Total	$16,871	6.07%	$201,462	4.70%	$40,125	4.69%	$8,918	5.59%	$267,376	4.81%	$265,999

Held-to-maturity

	Estimated Maturity at December 31, 2008
	Within 1 Year		1-5 Years		5-10 Years		After 10 Years		Total Amortized Cost		Fair Value
(in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount
U.S. Treasury, government agencies, and government sponsored agencies	$0	0.00%	$24,021	3.85%	$0	0.00%	$0	0.00%	$24,021	3.85%	$23,911
State and municipal obligations	195	6.58	199	6.65	0	0.00	1,182	5.97	1,576	6.13	1,585
Total	$195	6.58%	$24,220	3.87%	$0	0.00%	$1,182	5.97%	$25,597	3.99%	$25,496

Total Securities	$17,066	6.08%	$225,682	4.61%	$40,125	4.69%	$10,100	5.63%	$292,973	4.74%	$291,495

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

Excluding those holdings of the investment portfolio in U.S. Treasury securities, government agencies, and government sponsored agencies, there were no securities of any one issuer that exceeded 10% of our shareholders’ equity at December 31, 2008.

The book values of securities available-for-sale and securities held-to-maturity as of December 31, 2008 and 2007 are presented in note 3 to the consolidated financial statements.

The book value of securities at December 31, 2006 is presented below:

(in thousands)	Available-for-Sale	Held-to- Maturity
U.S. Treasury and government agencies	$20,491	$0
State and political subdivisions	45,562	3,068
U.S. government sponsored agencies and mortgage-backed pass through certificates	239,590	37,440
Collateralized mortgage obligations	1	0
Other debt securities	19,557	0
Total debt securities	325,201	40,508
Marketable equity securities	100,650	0
Total securities	$425,851	$40,508

Loan Portfolio

(in thousands)	2008	2007	2006	2005	2004
Commercial:
Construction	$156,425	$143,773	$133,902	$115,721	$75,078
Secured by real estate	663,663	640,574	632,881	665,911	613,059
Other	365,685	333,774	337,075	301,828	276,921
Total commercial	1,185,773	1,118,121	1,103,858	1,083,460	965,058

Real estate construction	56,298	69,021	50,588	51,232	30,456
Real estate mortgage	609,394	599,665	579,197	542,809	499,410
Consumer	484,843	435,273	422,291	414,920	395,588
Equipment lease financing	12,343	5,817	11,524	14,923	12,007
Total loans	$2,348,651	$2,227,897	$2,167,458	$2,107,344	$1,902,519

Percent of total year-end loans
Commercial:
Construction	6.65%	6.45%	6.18%	5.49%	3.95%
Secured by real estate	28.26	28.75	29.20	31.60	32.22
Other	15.57	14.98	15.55	14.32	14.56
Total commercial	50.48	50.18	50.93	51.41	50.73

Real estate construction	2.40	3.10	2.34	2.43	1.60
Real estate mortgage	25.95	26.92	26.72	25.76	26.25
Consumer	20.64	19.54	19.48	19.69	20.79
Equipment lease financing	0.53	0.26	0.53	0.71	0.63
Total loans	100.00%	100.00%	100.00%	100.00%	100.00%

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

	Maturity at December 31, 2008
(in thousands)	Within One Year	After One but Within Five Years	After Five Years	Total
Commercial secured by real estate and commercial other	$270,703	$243,925	$514,720	$1,029,348
Commercial and real estate construction	139,631	33,136	39,956	212,723
	$410,334	$277,061	$554,676	$1,242,071

Rate sensitivity:
Predetermined rate	$92,866	$74,713	$38,531	$206,110
Adjustable rate	317,468	202,348	516,145	1,035,961
	$410,334	$277,061	$554,676	$1,242,071

Nonperforming Assets

(in thousands)	2008	2007	2006	2005	2004
Nonaccrual loans	$40,945	$22,237	$9,863	$12,219	$13,808
Restructured loans	0	20	66	899	974
90 days or more past due and still accruing interest	11,245	9,622	4,294	8,284	5,319
Total nonperforming loans	52,190	31,879	14,223	21,402	20,101

Foreclosed properties	10,425	7,851	4,524	5,410	4,756
Total nonperforming assets	$62,615	$39,730	$18,747	$26,812	$24,857

Nonperforming assets to total loans and foreclosed properties	2.65%	1.78%	0.86%	1.27%	1.30%
Allowance to nonperforming loans	59.06%	88.00%	193.54%	137.87%	134.41%

Nonaccrual, Past Due, and Restructured Loans

(in thousands)	Nonaccrual Loans	As a % of Loan Balances by Category	Restructured Loans	As a % of Loan Balances by Category	Accruing Loans Past Due 90 Days or More	As a % of Loan Balances by Category	Balances
December 31, 2008
Commercial construction	$21,602	13.81%	$0	0.00%	$3,741	2.39%	$156,425
Commercial secured by real estate	10,780	1.62	0	0.00	3,319	0.50	663,663
Commercial other	4,471	1.22	0	0.00	634	0.17	365,685
Consumer real estate construction	1,255	2.23	0	0.00	55	0.10	56,298
Consumer real estate secured	2,837	0.47	0	0.00	3,008	0.49	609,394
Consumer other	0	0.00	0	0.00	488	0.10	484,843
Equipment lease financing	0	0.00	0	0.00	0	0.00	12,343
Total	$40,945	1.74%	$0	0.00%	$11,245	0.48%	$2,348,651

December 31, 2007
Commercial construction	$8,682	6.04%	$0	0.00%	$1,733	1.21%	$143,773
Commercial secured by real estate	5,715	0.89	0	0.00	3,300	0.52	640,574
Commercial other	4,489	1.34	20	0.01	1,305	0.39	333,774
Consumer real estate construction	723	1.05	0	0.00	722	1.05	69,021
Consumer real estate secured	2,628	0.44	0	0.00	2,113	0.35	599,665
Consumer other	0	0.00	0	0.00	449	0.10	435,273
Equipment lease financing	0	0.00	0	0.00	0	0.00	5,817
Total	$22,237	1.00%	$20	0.00%	$9,622	0.43%	$2,227,897

In 2008, gross interest income that would have been recorded on nonaccrual loans had the loans been current in accordance with their original terms amounted to $3.5 million.  Interest income actually received and included in net income for the period was $0.7 million, leaving $2.8 million of interest income not recognized during the period.

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

Foreign Outstandings

None

Loan Concentrations

We had no concentration of loans exceeding 10% of total loans at December 31, 2008.  See note 17 to the consolidated financial statements for further information.

Analysis of the Allowance for Loan and Lease Losses

(in thousands)	2008	2007	2006	2005	2004
Allowance for loan and lease losses, beginning of year	$28,054	$27,526	$29,506	$27,017	$24,653
Loans charged off:
Commercial construction	1,491	273	23	56	339
Commercial secured by real estate	914	1,106	872	826	1,135
Commercial other	2,080	2,134	3,816	4,233	2,331
Real estate construction	125	32	56	10	20
Real estate mortgage	746	547	572	746	683
Consumer	5,942	4,340	4,091	5,097	5,080
Equipment lease financing	0	0	0	0	0
Total charge-offs	11,298	8,432	9,430	10,968	9,588

Recoveries of loans previously charged off:
Commercial construction	25	0	0	0	1
Commercial secured by real estate	177	180	132	94	301
Commercial other	534	428	689	766	382
Real estate construction	5	1	0	20	0
Real estate mortgage	60	250	210	310	244
Consumer	1,812	1,561	2,114	2,223	2,376
Equipment lease financing	0	0	0	0	0
Total recoveries	2,613	2,420	3,145	3,413	3,304

Net charge-offs:
Commercial construction	1,466	273	23	56	338
Commercial secured by real estate	737	926	740	732	834
Commercial other	1,546	1,706	3,127	3,467	1,949
Real estate construction	120	31	56	(10)	20
Real estate mortgage	686	297	362	436	439
Consumer	4,130	2,779	1,977	2,874	2,704
Equipment lease financing	0	0	0	0	0
Total net charge-offs	8,685	6,012	6,285	7,555	6,284

Provisions charged against operations	11,452	6,540	4,305	8,285	8,648

Allowance of acquired bank	0	0	0	1,759	0
Balance, end of year	$30,821	$28,054	$27,526	$29,506	$27,017

Allocation of allowance, end of year:
Commercial construction	$3,645	$3,194	$2,059	$1,799	$1,123
Commercial secured by real estate	11,304	9,081	7,224	10,354	8,285
Commercial other	5,782	4,817	4,335	4,693	3,745
Real estate construction	281	335	206	159	107
Real estate mortgage	3,038	2,907	2,352	1,677	1,435
Consumer	6,580	5,034	4,288	4,602	3,104
Equipment lease financing	191	76	126	232	168
Unallocated	0	2,610	6,936	5,990	9,050
Balance, end of year	$30,821	$28,054	$27,526	$29,506	$27,017

Average loans outstanding, net of unearned interest	$2,283,180	$2,205,431	$2,131,649	$2,024,756	$1,816,146
Loans outstanding at end of year, net of unearned interest	2,348,651	2,227,897	2,167,458	2,107,344	1,902,519

Net charge-offs to average loan type:
Commercial construction	0.98%	0.19%	0.02%	0.06%	0.47%
Commercial secured by real estate	0.11	0.14	0.11	0.11	0.14
Commercial other	0.43	0.51	0.99	1.18	0.76
Real estate construction	0.19	0.05	0.11	(0.03)	0.06
Real estate mortgage	0.10	0.05	0.06	0.08	0.09
Consumer	0.91	0.64	0.48	0.71	0.70
Equipment lease financing	0.00	0.00	0.00	0.00	0.00
Total	0.38%	0.27%	0.29%	0.37%	0.35%

Other ratios:
Allowance to net loans, end of year	1.31%	1.26%	1.27%	1.40%	1.42%
Provision for loan losses to average loans	0.50	0.30	0.20	0.41	0.48

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

Average Deposits and Other Borrowed Funds

(in thousands)	2008	2007	2006
Deposits:
Noninterest bearing deposits	$443,593	$425,534	$435,017
NOW accounts	19,601	18,590	18,338
Money market accounts	436,895	483,782	437,707
Savings accounts	199,081	193,957	208,914
Certificates of deposit of $100,000 or more	443,020	456,483	417,671
Certificates of deposit < $100,000 and other time deposits	761,530	774,556	776,738
Total deposits	2,303,720	2,352,902	2,294,385

Other borrowed funds:
Repurchase agreements and federal funds purchased	170,231	174,697	185,098
Advances from Federal Home Loan Bank	49,001	67,452	108,355
Long-term debt	61,341	61,830	61,341
Total other borrowed funds	280,573	303,979	354,794
Total deposits and other borrowed funds	$2,584,293	$2,656,881	$2,649,179

The maximum balance for federal funds purchased and repurchase agreements at any month-end during 2008 occurred at May 31, 2008, with a month-end balance of $182.7 million.  The maximum balance for federal funds purchased and repurchase agreements at any month-end during 2007 occurred at August 31, 2007, with a month-end balance of $203.6 million.  The maximum balance for federal funds purchased and repurchase agreements at any month-end during 2006 occurred at May 31, 2006, with a month-end balance of $220.2 million.

Maturities and/or repricing of time deposits of $100,000 or more outstanding at December 31, 2008 are summarized as follows:

(in thousands)	Certificates of Deposit	Other Time Deposits	Total
Three months or less	$124,914	$8,790	$133,704
Over three through six months	88,825	7,913	96,738
Over six through twelve months	223,667	13,842	237,509
Over twelve through sixty months	26,567	7,283	33,850
Over sixty months	0	200	200
	$463,973	$38,028	$502,001

Item 2.  Properties

Our main office, which is owned by the Bank, is located at 346 North Mayo Trail, Pikeville, Kentucky 41501.  Following is a schedule of properties owned and leased by CTBI and its subsidiaries as of December 31, 2008:

Location		Owned	Leased	Total
Banking locations:
Community Trust Bank, Inc.
*	Pikeville Market (lease land to 3 owned locations)	9	1	10
	10 locations in Pike County, Kentucky
	Floyd/Knott/Johnson Market (lease land to 1 owned location)	3	1	4
	2 locations in Floyd County, Kentucky, 1 location in Knott County, Kentucky, and 1 location in Johnson County, Kentucky
	Tug Valley Market (lease land to 1 owned location)	2	0	2
	1 location in Pike County, Kentucky, 1 location in Mingo County, West Virginia
	Whitesburg Market	4	1	5
	5 locations in Letcher County, Kentucky
	Hazard Market (lease land to 2 owned locations)	4	0	4
	4 locations in Perry County, Kentucky
*	Lexington Market (lease land to 2 owned locations)	3	2	5
	5 locations in Fayette County, Kentucky
	Winchester Market	1	1	2
	2 locations in Clark County, Kentucky
	Richmond Market (lease land to 1 owned location)	3	0	3
	3 locations in Madison County, Kentucky
	Mt. Sterling Market	2	0	2
	2 locations in Montgomery County, Kentucky
*	Versailles Market (lease land to 2 owned locations)	3	2	5
	2 locations in Woodford County, Kentucky, 2 locations in Franklin County, Kentucky, and 1 location in Scott County, Kentucky
	Danville Market (lease land to 1 owned location)	3	0	3
	2 locations in Boyle County, Kentucky and 1 location in Mercer County, Kentucky
*	Ashland Market (lease land to 1 owned location)	5	0	5
	4 locations in Boyd County, Kentucky and 1 location in Greenup County, Kentucky
	Flemingsburg Market	4	0	4
	4 locations in Fleming County, Kentucky
	Advantage Valley Market	3	1	4
	2 locations in Lincoln County, West Virginia, 1 location in Wayne County, West Virginia, and 1 location in Cabell County, West Virginia
	Summersville Market	1	0	1
	1 location in Nicholas County, West Virginia

* Middlesboro Market (lease land to 1 owned location)	3	0	3
3 locations in Bell County, Kentucky
Williamsburg Market	5	0	5
2 locations in Whitley County, Kentucky and 3 locations in Laurel County, Kentucky
Campbellsville Market (lease land to 2 owned locations)	8	0	8

2 locations in Taylor County, Kentucky, 2 locations in Pulaski County, Kentucky, 1 location in Adair County, Kentucky, 1 location in Green County, Kentucky, 1 location in Russell County, Kentucky, and 1 location in Marion County, Kentucky

Mt. Vernon Market	2	0	2
2 locations in Rockcastle County, Kentucky
Total banking locations	68	9	77
Operational locations:
Community Trust Bank, Inc.
Pikeville (Pike County, Kentucky) (lease land to 1 location)	1	0	1
Lexington (Fayette County, Kentucky)	0	1	1
Total operational locations	1	1	2

Other:
Community Trust Bank, Inc.
Ashland (Boyd County, Kentucky)	0	1	1
Total other locations	0	1	1

Total locations	69	11	80

*Community Trust and Investment Company has leased offices in the main office locations in these markets.

See notes 8 and 14 to the consolidated financial statements included herein for the year ended December 31, 2008, for additional information relating to lease commitments and amounts invested in premises and equipment.

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

Item 4.  Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders, through solicitation of proxies or otherwise, during the fourth quarter of 2008.

Executive Officers of the Registrant

Set forth below are the executive officers of CTBI at December 31, 2008, their positions with CTBI, and the year in which they first became an executive officer or director.

Name and Age (1)	Positions and Offices Currently Held	Date First Became Director or Executive Officer		Principal Occupation
Jean R. Hale; 62	Chairman, President and CEO	1992	(2)	Chairman, President and CEO of Community Trust Bancorp, Inc.

Mark A. Gooch; 50	Executive Vice President and Secretary	1997	(3)	President and CEO of Community Trust Bank, Inc.

Tracy Little; 68	Executive Vice President	2003	(4)	President and CEO of Community Trust and Investment Company

Michael S. Wasson; 57	Executive Vice President	2000		Executive Vice President/ Central Kentucky Region President of Community Trust Bank, Inc.

James B. Draughn; 49	Executive Vice President	2001		Executive Vice President/Operations of Community Trust Bank, Inc.

Kevin J. Stumbo; 48	Executive Vice President and Treasurer	2002	(5)	Executive Vice President/ Controller of Community Trust Bank, Inc.

Ricky D. Sparkman; 46	Executive Vice President	2002		Executive Vice President/ South Central Region President of Community Trust Bank, Inc.

Richard W. Newsom; 54	Executive Vice President	2002		Executive Vice President/ Eastern Region President of Community Trust Bank, Inc.

James J. Gartner; 67	Executive Vice President	2002		Executive Vice President/ Chief Credit Officer of Community Trust Bank, Inc.

Larry W. Jones; 62	Executive Vice President	2002		Executive Vice President/ Northeast Region President of Community Trust Bank, Inc.

Steven E. Jameson; 52	Executive Vice President	2004	(6)	Executive Vice President/ Chief Internal Audit & Risk Officer

(1)	The ages listed for CTBI's executive officers are as of February 28, 2009.

(2)	Ms. Hale assumed the position of Chairman of the Board effective December 31, 2004.

(3)	Mr. Gooch was named Secretary of CTBI effective April 26, 2005.

(4)
Mr. Little began employment with CTBI on August 4, 2003.  Prior to joining CTBI, Mr. Little served for three years in Sarasota, Florida as Vice President of Fisher Investments, Inc., a $10 billion private investment firm headquartered in Woodside, California.  For the two years prior, he served as Senior Vice President and Executive Officer in charge of the Private Client Group of Provident Bank of Florida.  Mr. Little has forty years in the trust and banking business and has been the executive in charge of five different trust departments and trust companies.

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

PART II

Item 5.  Market for the Registrant’s Common Equity, Related Shareholder Matters, and Issuer Purchases of Equity Securities

Our common stock is listed on The NASDAQ-Stock Market LLC – Global Select Market under the symbol CTBI.  As of February 28, 2009 there were approximately 4,627 holders of record of our outstanding common shares.  Additional information required by this item is included in the Quarterly Financial Data below:

Quarterly Financial Data
(Unaudited)

(in thousands except per share amounts)
Three Months Ended	December 31	September 30	June 30	March 31
2008
Net interest income	$25,148	$26,499	$25,682	$26,308
Net interest income, taxable equivalent basis	25,463	26,841	26,027	26,675
Provision for loan losses	3,560	2,875	2,648	2,369
Noninterest income	7,312	(3,969)	9,681	8,743
Noninterest expense	20,788	21,300	20,443	20,001
Net income	6,485	(577)	8,620	8,545

Per common share:
Basic earnings per share	$0.43	$(0.04)	$0.58	$0.57
Diluted earnings per share	0.43	(0.04)	0.57	0.57
Dividends declared	0.30	0.29	0.29	0.29

Common stock price:
High	$37.22	$46.32	$31.96	$30.87
Low	23.05	15.99	26.25	23.38
Last trade	36.75	34.40	26.26	29.30

Selected ratios:
Return on average assets, annualized	0.87%	(0.08)%	1.19%	1.18%
Return on average common equity, annualized	8.44	(0.74)	11.22	11.20
Net interest margin, annualized	3.69	3.97	3.88	4.00

2007
Net interest income	$26,939	$26,592	$26,611	$25,890
Net interest income, taxable equivalent basis	27,303	26,971	26,989	26,282
Provision for loan losses	2,309	1,915	1,846	470
Noninterest income	9,202	9,934	8,974	8,498
Noninterest expense	20,297	19,324	20,938	22,496
Net income	9,271	10,476	8,858	8,022

Per common share:
Basic earnings per share	$0.62	$0.69	$0.58	$0.53
Diluted earnings per share	0.61	0.68	0.57	0.52
Dividends declared	0.29	0.27	0.27	0.27

Common stock price:
High	$32.50	$33.46	$37.98	$41.50
Low	26.09	26.47	31.40	33.87
Last trade	27.53	30.01	32.30	36.23

Selected ratios:
Return on average assets, annualized	1.26%	1.39%	1.18%	1.09%
Return on average common equity, annualized	12.22	14.04	12.16	11.33
Net interest margin, annualized	4.02	3.86	3.86	3.84

Dividends

The annual dividend paid to our stockholders was increased from $1.10 per share to $1.17 per share during 2008.  We have adopted a conservative policy of cash dividends by maintaining an average annual cash dividend ratio of less than 45%, with periodic stock dividends.  The current year cash dividend ratio was 75.97%.  However, the higher dividend ratio reflects the decreased net income which resulted primarily from the other-than-temporary-impairment charges of $14.5 million on Freddie Mac and Fannie Mae trust preferred pass-through auction rate securities and a $4.9 million increase in our allocation to our reserve for loan losses taken in 2008.  Dividends are typically paid on a quarterly basis.  Future dividends are subject to the discretion of CTBI’s Board of Directors, cash needs, general business conditions, dividends from our subsidiaries, and applicable governmental regulations and policies.  For information concerning restrictions on dividends from the subsidiary bank to CTBI, see note 19 to the consolidated financial statements included herein for the year ended December 31, 2008.

Stock Repurchases

CTBI repurchased 93,500 shares of its common stock during 2008, leaving 288,519 shares remaining under CTBI's current repurchase authorization.  We acquired 196,500 shares of stock through the stock repurchase program during the year 2007.  For further information, see the Liquidity and Market Risk section of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Common Stock Performance

The following graph shows the cumulative return experienced by CTBI's shareholders during the last five years compared to the NASDAQ Stock Market (U.S.) and the NASDAQ Bank Stock Index.  The graph assumes the investment of $100 on December 31, 2003 in CTBI's common stock and in each index and the reinvestment of all dividends paid during the five-year period.

Comparison of 5 Year Cumulative Total Return
among Community Trust Bancorp, Inc., NASDAQ Stock Market (U.S.),
and NASDAQ Bank Stocks

Fiscal Year Ending December 31 ($)
	2003	2004	2005	2006	2007	2008
Community Trust Bancorp, Inc.	100.00	121.02	118.67	164.32	113.28	156.03
NASDAQ Stock Market (U.S.)	100.00	108.84	111.16	122.11	132.42	63.80
NASDAQ Bank Stocks	100.00	114.44	111.80	125.47	99.45	72.51

Item 6.  Selected Financial Data 2004-2008

(in thousands except per share amounts and # of employees)
Year Ended December 31	2008		2007		2006		2005		2004
Interest income	$167,611		$196,864		$189,305		$160,322		$130,561
Interest expense	63,974		90,832		81,538		57,117		37,349
Net interest income	103,637		106,032		107,767		103,205		93,212
Provision for loan losses	11,452		6,540		4,305		8,285		8,648
Noninterest income	21,767		36,608		32,559		33,467		33,917
Noninterest expense	82,532		83,055		80,407		78,569		74,595
Income before income taxes	31,420		53,045		55,614		49,818		43,886
Income taxes	8,347		16,418		16,550		15,406		12,936
Net income	$23,073		$36,627		$39,064		$34,412		$30,950

Per common share:
Basic earnings per share	$1.54		$2.42		$2.59		$2.31		$2.09
Cash dividends declared-	$1.17		$1.10		$1.05		$0.98		$0.87
As a % of net income	75.97%		45.45%		40.54%		42.42%		41.63%
Book value, end of year	$20.46		$20.03		$18.63		$16.93		$15.91
Market price, end of year	$36.75		$27.53		$41.53		$30.75		$32.36
Market to book value, end of year	1.80	x	1.37	x	2.23	x	1.82	x	2.03	x
Price/earnings ratio, end of year	23.86	x	11.38	x	16.03	x	13.31	x	15.48	x
Cash dividend yield, end of year	3.18%		4.00%		2.53%		3.19%		2.69%

At year-end:
Total assets	$2,954,531		$2,902,684		$2,969,761		$2,851,053		$2,710,935
Long-term debt	61,341		61,341		61,341		61,341		61,341
Shareholders’ equity	308,206		301,355		282,375		253,945		236,169

Averages:
Assets	$2,921,217		$2,980,713		$2,942,892		$2,817,549		$2,545,133
Deposits	2,303,720		2,352,902		2,294,385		2,217,735		2,078,691
Earning assets	2,703,054		2,760,014		2,717,325		2,601,304		2,339,401
Loans	2,283,180		2,205,431		2,131,649		2,024,756		1,816,146
Shareholders’ equity	308,401		294,106		269,202		246,119		229,561

Profitability ratios:
Return on average assets	0.79%		1.23%		1.33%		1.22%		1.22%
Return on average equity	7.48		12.45		14.51		13.98		13.48

Capital ratios:
Equity to assets, end of year	10.43%		10.38%		9.51%		8.91%		8.71%
Average equity to average assets	10.56		9.87		9.15		8.74		9.02

Risk based capital ratios:
Tier 1 capital
(to average assets)	10.37%		10.32%		9.58%		8.94%		8.78%
Tier 1 capital
(to risk weighted assets)	13.05		13.24		12.21		11.52		11.82
Total capital
(to risk weighted assets)	14.30		14.49		13.43		12.76		13.07

Other significant ratios:
Allowance to net loans, end of year	1.31%		1.26%		1.27%		1.40%		1.42%
Allowance to nonperforming loans, end of year	59.06		88.00		193.54		137.87		134.41
Nonperforming assets to loans and foreclosed properties, end of year	2.65		1.78		0.86		1.27		1.30

Net interest margin	3.88%	3.90%	4.02%	4.02%	4.06%

Other statistics:
Average common shares outstanding	15,017	15,150	15,086	14,908	14,811
Number of full-time equivalent employees, end of year	986	1,011	1,021	1,003	954

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The following Management's Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand Community Trust Bancorp, Inc., our operations, and our present business environment.  The MD&A is provided as a supplement to—and should be read in conjunction with—our consolidated financial statements and the accompanying notes thereto contained in Item 8 of this annual report.  The MD&A includes the following sections:

❖	Our Business

❖	Critical Accounting Policies and Estimates

❖	Results of Operations

❖	Liquidity and Market Risk

❖	Stock Repurchase Program

❖	Interest Rate Risk

❖	Capital Resources

❖	Recent Regulatory Developments

❖	Impact of Inflation, Changing Prices, and Economic Conditions

❖	Contractual Obligations and Commitments

Our Business

Community Trust Bancorp, Inc. (“CTBI”) is a bank holding company headquartered in Pikeville, Kentucky.  At December 31, 2008, CTBI owned one commercial bank and one trust company.  Through its subsidiaries, CTBI has seventy-seven banking locations in eastern, northeastern, central, and south central Kentucky and southern West Virginia, and five trust offices across Kentucky.  At December 31, 2008, CTBI had total consolidated assets of $3.0 billion and total consolidated deposits, including repurchase agreements, of $2.5 billion, making it the largest bank holding company headquartered in the Commonwealth of Kentucky.  Total shareholders’ equity at December 31, 2008 was $308.2 million.

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

We utilize an internal risk grading system for commercial credits.  Those larger commercial credits that exhibit probable or observed credit weaknesses are subject to individual review.  The borrower’s cash flow, adequacy of collateral coverage, and other options available to CTBI, including legal remedies, are evaluated.  The review of individual loans includes those loans that are impaired as SFAS 114, Accounting by Creditors for Impairment of a Loan.  We evaluate the collectability of both principal and interest when assessing the need for loss provision.  Historical loss rates are applied to other commercial loans not subject to specific allocations.  The ALLL allocation for this pool of commercial loans is established based on the historical average, maximum, minimum, and median loss ratios.

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

Other Real Estate – Real estate acquired by foreclosure is carried at the lower of the investment in the property or its fair value.  Other real estate owned by CTBI included in other assets at December 31, 2008 and 2007 was $10.4 million and $7.9 million, respectively.

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

Amortization of core deposit intangible is estimated at approximately $0.6 million annually for year one, approximately $0.4 million in year two, and approximately $0.1 million in years three and four.

Income Taxes – Income tax expense is based on the taxes due on the consolidated tax return plus deferred taxes based on the expected future tax consequences of temporary differences between carrying amounts and tax bases of assets and liabilities, using enacted tax rates.

Earnings Per Share (“EPS”) – Basic EPS is calculated by dividing net income available to common shareholders by the weighted average number of common shares outstanding, excluding restricted shares.

Diluted EPS adjusts the number of weighted average shares of common stock outstanding by the dilutive effect of stock options, including restricted shares, as prescribed in SFAS 123R.

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

Stock Options – At December 31, 2008 and 2007, CTBI had a share-based employee compensation plan, which is described more fully in note 13.  CTBI accounts for this plan under the recognition and measurement principles of SFAS 123R, Share-Based Payment.

New Accounting Standards –

➢ Determining the Fair Value of a Financial Asset When the Market For That Asset is Not Active – FASB Staff Position (“FSP”) No. FAS 157-3 clarifies the application of FASB No. 157, Fair Value Measurements, in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active.  This FSP was effective October 10, 2008.

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

➢ Fair Value Option for Financial Assets and Financial Liabilities – In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities, which permits entities to choose to measure many financial instruments and certain other items at fair value.  The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the FASB’s long-term measurement objectives for accounting for financial instruments.  SFAS 159 is effective for fiscal years beginning after November 15, 2007. CTBI has not elected the fair value option for any financial assets or liabilities.

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

➢ Business Combinations (Revised 2007) – The FASB recently issued SFAS 141(R), which replaces FAS 141, Business Combinations, and applies to all transactions and other events in which one entity obtains control over one or more other businesses.  SFAS 141R requires an acquirer, upon initially obtaining control of another entity, to recognize the assets, liabilities, and any non-controlling interest in the acquiree at fair value as of the acquisition date.  Contingent consideration is required to be recognized and measured at fair value on the date of acquisition rather than at a later date when the amount of that consideration may be determinable beyond a reasonable doubt.  This fair value approach replaces the cost-allocation process required under SFAS 141 whereby the cost of an acquisition was allocated to the individual assets acquired and liabilities assumed based on their estimated fair value.  SFAS 141R requires acquirers to expense acquisition-related costs as incurred rather than allocating such costs to the assets acquired and liabilities assumed as was previously the case under SFAS 141.  Under SFAS 141R, the requirements of SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities, would have to be met in order to accrue for a restructuring plan in purchase accounting.  Pre-acquisition contingencies are to be recognized at fair value, unless it is a non-contractual contingency that is not likely to materialize, in which case, nothing should be recognized in purchase accounting, and instead, that contingency would be subject to the probable and estimable recognition criteria of SFAS 5, Accounting for Contingencies.  This Statement defines a bargain purchase as a business combination in which the total acquisition date fair value of the identifiable net assets acquired exceeds the fair value of the consideration transferred plus any noncontrolling interest in the acquiree, and it requires the acquirer to recognize that excess in earnings as a gain attributable to the acquirer. In contrast, Statement 141 required the “negative goodwill” amount to be allocated as a pro rata reduction of the amounts that otherwise would have been assigned to particular assets acquired.  SFAS 141R is expected to have a significant impact on our accounting for business combinations closing on or after January 1, 2009.

➢ Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split Dollar Life Insurance Arrangements – EITF Issue No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split Dollar Life Insurance Arrangements requires, effective January 1, 2008, the recognition of a liability and related compensation expense for endorsement split-dollar life insurance policies that provide a benefit to an employee that extends to post-retirement periods.  Under EITF 06-4, life insurance policies purchased for the purpose of providing such benefits do not effectively settle an entity’s obligation to the employee.  Accordingly, the entity must recognize a liability and related compensation expense during the employee’s active service period based on the future cost of insurance to be incurred during the employee’s retirement.  If the entity has agreed to provide the employee with a death benefit, then the liability for the future death benefit should be recognized by following the guidance in SFAS 106, Employer’s Accounting for Postretirement Benefits Other Than Pensions.  CTBI adopted EITF 06-4 as a change in accounting principle through a $1.8 million cumulative-effect adjustment to retained earnings based on the cost of insurance.

Results of Operations

2008 Compared to 2007

CTBI reported earnings of $23.1 million or $1.54 per basic share for the year 2008 compared to $36.6 million or $2.42 per basic share for the year 2007.  Average shares outstanding decreased from 15.2 million for the year ended December 31, 2007 to 15.0 million for the year ended December 31, 2008.

During 2008, CTBI recorded other than temporary impairment charges of $14.5 million, $1.1 million of which was recorded in the fourth quarter 2008, based upon the current market value of Freddie Mac and Fannie Mae trust preferred pass-through auction rate securities.  CTBI held $14.9 million of these securities on June 30, 2008.  The current market value of all auction rate securities held by CTBI is $0.5 million.  CTBI also recorded a $1.5 million decline in the fair value of its mortgage servicing rights during 2008, $1.1 million of which occurred in the fourth quarter 2008, and increased its provision for loan losses by $4.9 million year over year.  Additionally, current economic conditions combined with the current interest rate environment continue to put pressure on CTBI’s net interest margin and impact its asset quality contributing to lower earnings for the fourth quarter and year 2008.

❖
CTBI's basic earnings per share decreased $0.88 from prior year, primarily as a result of other than temporary impairment charges during the third and fourth quarters 2008 and a $4.9 million increase in our allocation to our reserve for losses on loans.

❖
Pressure continued on our net interest margin due to the current interest rate environment and economic conditions.  Our net interest margin for the year ended December 31, 2008 decreased 2 basis points from prior year, and net interest income decreased $2.4 million from prior year as average earning assets decreased by $57.0 million.

❖
Noninterest income was impacted by $14.5 million in other than temporary impairment (OTTI) charges for auction rate securities.  Core noninterest income showed slight increases from prior year with increases in gains on sales of loans, deposit service charges, and trust revenue; however these increases were offset by a decrease in the fair value of mortgage servicing rights.

❖	Noninterest expense controls were positive during 2008 as we experienced a decline in total noninterest expense which was driven by decreases in both personnel and occupancy and equipment expenses.

❖	Our efficiency ratio for the year 2008 increased 77 basis points from 2007 to 58.39%.

❖	Nonperforming loans increased to $52.2 million at December 31, 2008 compared to $31.9 million at prior year-end.

❖	Our loan portfolio increased 5.4% during the year with $120.8 million in growth.

❖
Our investment portfolio decreased $64.1 million year over year primarily resulting from the use of the liquidity in the portfolio to fund loan growth and manage the net interest margin and the OTTI charges for auction rate securities.

❖
CTBI’s effective income tax rate was 26.44% for the year ended December 31, 2008, compared to 31.18% for the year ended December 31, 2007.  The reduced income tax rate was driven by the increase in the ratio of tax exempt income to total income and the adjustment of a tax deferred item in the fourth quarter 2008 which had a positive impact to earnings of $0.04 per share.

❖	Return on average assets for the year was 0.79% compared to 1.23% for the year 2007. Return on average equity was 7.48% compared to 12.45%.

Net Interest Income:

Our net interest margin for the year ended December 31, 2008 decreased 2 basis points compared to the same period in 2007.  Net interest income for the year ended December 31, 2008 decreased $2.4 million from prior year as the cost of interest bearing funds decreased 108 basis points while the yield on average earning assets decreased 94 basis points and average earning assets declined $57.0 million.

Provision for Loan Losses and Allowance for Loan and Lease Losses:

The provision for loan losses that was added to the allowance for 2008 increased $4.9 million from the year 2007.  This provision represented a charge against current earnings in order to maintain the allowance at an appropriate level determined using the accounting estimates described in the Critical Accounting Policies and Estimates section.  Our loan loss reserve as a percentage of total loans outstanding at December 31, 2008 increased to 1.31% compared to 1.26% at December 31, 2007.  The adequacy of our loan loss reserve is analyzed quarterly and adjusted as necessary.

Nonperforming loans increased during the year by $20.3 million with increases in all of our regions.  CTBI's total nonperforming loans at December 31, 2008 were $52.2 million compared to $31.9 million at December 31, 2007.  Our loan portfolio management processes focus on maintaining appropriate reserves for potential losses.

An increase in nonperforming loans does not necessitate a corollary increase in the amount of loan loss reserves.  Nonperforming loans include loans that are 90 days, or more, past due as well as nonaccrual loans and restructured debt.  A loan that is 90 days, or more, past due must be placed on nonaccrual unless it is well secured and in the process of collection.  If it has not been placed on nonaccrual it has met both criteria, especially that of "well secured", and thereby would require no specific reserve.  A loan is placed on nonaccrual when, by definition, the bank does not anticipate collecting all of its principal and/or interest.  CTBI has several loans that are secured by real estate that we do not anticipate collecting all of the interest owed but, with current appraisals performed, do anticipate collecting all of the principal.  In this instance, while the interest accrued would have been reversed, and the loan placed on nonaccrual, no additional specific reserve would be required because we anticipate collecting all of the principal.

Foreclosed properties increased during 2008 to $10.4 million from the $7.9 million at December 31, 2007.  Sales of foreclosed properties during 2008 totaled $5.0 million while new foreclosed properties totaled $7.7 million.  Our nonperforming loans and foreclosed properties remain concentrated in our Central Kentucky Region.  The increase in the Central Kentucky Region is primarily attributable to borrowers adversely impacted by the continuing weakness in the housing market and the resulting increase in time required by the legal process for movement from foreclosure to liquidation.  The Central Kentucky Region continues to experience the most stress from the current housing crisis.

Net loan charge-offs for the year increased from $6.0 million for 2007 to $8.7 million for 2008 with most losses derived from our Central Kentucky Region as we continue to work through the region’s overbuilt housing market.

Noninterest Income:

The significant decline in noninterest income year over year occurred as a result of the $14.5 million other than temporary impairment charges for auction rate securities, as well as the $1.5 million decline in the fair value of mortgage servicing rights.  We experienced increases year over year in the core banking noninterest income areas of gains on sales of loans, deposit service charges, and trust revenue which were partially offset by the decline in loan fees driven by the decline in the fair value of mortgage servicing rights.

Noninterest Expense:

Noninterest expense controls were positive during 2008 as we experienced a decline in total noninterest expense which was driven by decreases in both personnel and occupancy and equipment expenses.  Commensurate with the U.S. Treasury placing Freddie Mac and Fannie Mae into conservatorship, noninterest expense for the year 2008 was impacted by a $0.8 million charge relative to trust activity for which CTBI had financial responsibility.  The decrease in expenses would have been larger except for this $0.8 million charge.

Balance Sheet Review:

CTBI’s total assets at $3.0 billion increased 1.8% from prior year.  Loans outstanding at December 31, 2008 were $2.3 billion reflecting a 5.4% growth from December 31, 2007.  CTBI's investment portfolio, however, decreased 18.0% from prior year as a result of the use of the liquidity in our investment portfolio to fund loan growth and the other than temporary impairment charges for auction rate securities.  Deposits, including repurchase agreements, at $2.5 billion increased 1.5% from prior year.  The deposit (including repurchase agreements) to FTE (full-time equivalent) ratio increased to $2.5 million at December 31, 2008 from $2.4 million at December 31, 2007.

Shareholders’ equity at December 31, 2008 was $308.2 million compared to $301.4 at December 31, 2007.  CTBI's annualized dividend yield to shareholders as of December 31, 2008 was 3.27%.

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

❖	Core earnings for the year 2007 reflected the pressure on our net interest income as CTBI operated within an inverted yield curve through most of 2007.

❖	Nonperforming loans at December 31, 2007 were $31.9 million, an increase of $17.7 million from 2006.

❖	Our loan portfolio increased 2.8% from December 31, 2006. The market remained highly competitive and CTBI continued to focus on asset quality and loan yield.

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

Net Interest Income:

Our net interest margin declined 12 basis points year over year.  Net interest income decreased $1.7 million from prior year.  The yield on average earnings assets for the year 2007 increased 17 basis points from 2006 in comparison to the 39 basis point increase in the cost of interest bearing funds.  Average earning assets increased 1.6% from prior year-end.

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

Nonperforming loans at December 31, 2007 were $31.9 million compared to $14.2 million at December 31, 2006.  All nonperforming loans were individually reviewed with specific reserves established when appropriate.  The increase in nonperforming loans was driven primarily by the increased inventory and the number of days on the market of residential real estate developments in Central Kentucky.  We anticipated nonperforming loans to remain higher than recent history as the normal legal collection time period for real estate secured assets was slowed due to increased volumes in the industry.  Our loan portfolio management processes focused on maintaining appropriate reserves for potential losses.

While we do not have subprime lending programs (i.e. Hybrid ARMs, Alt-A, Payment Option Loans, etc.), we do make loans that have subprime characteristics by regulatory definition; however, each loan is individually underwritten based on its creditworthiness.  The industry experienced significant losses and increases in nonperforming loans in this area.  Although CTBI showed an increase in residential nonperforming loans between year-end 2006 and 2007, we also showed a decrease in 30-89 day past dues, and loan losses for 2007 represented only 0.09% in the residential portfolio.

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

Liquidity and Market Risk

The objective of CTBI’s Asset/Liability management function is to maintain consistent growth in net interest income within our policy limits. This objective is accomplished through management of our consolidated balance sheet composition, liquidity, and interest rate risk exposures arising from changing economic conditions, interest rates, and customer preferences. The goal of liquidity management is to provide adequate funds to meet changes in loan and lease demand or deposit withdrawals. This is accomplished by maintaining liquid assets in the form of cash and cash equivalents and investment securities, maintaining sufficient unused borrowing capacity, and growth in core deposits. As of December 31, 2008, we had approximately $141.0 million in cash and cash equivalents and approximately $267.4 million in securities valued at estimated fair value designated as available-for-sale and available to meet liquidity needs on a continuing basis.  Additional asset-driven liquidity is provided by the remainder of the securities portfolio and the repayment of loans.  In addition to core deposit funding, we also have a variety of other short-term and long-term funding sources available.  We also rely on Federal Home Loan Bank advances for both liquidity and management of our asset/liability position.  Federal Home Loan Bank advances were $60.7 million at December 31, 2008 compared to $40.9 million at December 31, 2007.  As of December 31, 2008, we had a $330.7 million available borrowing position with the Federal Home Loan Bank.  We generally rely upon net inflows of cash from financing activities, supplemented by net inflows of cash from operating activities, to provide cash for our investing activities.  As is typical of many financial institutions, significant financing activities include deposit gathering, use of short-term borrowing facilities such as repurchase agreements and federal funds purchased, and issuance of long-term debt.  At December 31, 2008, we had a $12 million revolving line of credit, all of which is currently available to meet any future cash needs.  Our primary investing activities include purchases of securities and loan originations.  We do not rely on any one source of liquidity and manage availability in response to changing consolidated balance sheet needs.

Stock Repurchase Program

CTBI’s stock repurchase program began in December 1998 with the authorization to acquire up to 500,000 shares and was increased by an additional 1,000,000 shares in July 2000.  CTBI issued a press release on May 13, 2003 announcing its intention to repurchase up to 1,000,000 additional shares.  During the years 2007 and 2008, we repurchased 196,500 and 93,500 shares, respectively.  As of December 31, 2008, a total of 2,211,481 shares have been repurchased through this program.  The following table shows Board authorizations and repurchases made through the stock repurchase program for the years 1998 through 2008:

	Board Authorizations	Repurchases*		Shares Available for Repurchase
		Average Price ($)	# of Shares
1998	500,000	-	0
1999	0	15.89	131,517
2000	1,000,000	11.27	694,064
2001	0	14.69	444,945
2002	0	19.48	360,287
2003	1,000,000	21.58	235,668
2004	0	25.45	55,000
2005	0	-	0
2006	0	-	0
2007	0	31.42	196,500
2008	0	28.08	93,500
Total	2,500,000	17.52	2,211,481	288,519

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

The following table shows our estimated earnings sensitivity profile as of December 31, 2008:

Change in Interest Rates (basis points)	Percentage Change in Net Interest Income (12 Months)
+300	7.12%
+200	4.54%
+100	2.21%
-25	(0.64)%

The following table shows CTBI’s estimated earnings sensitivity profile as of December 31, 2007:

Change in Interest Rates (basis points)	Percentage Change in Net Interest Income (12 Months)
+300	6.75%
+200	4.58%
+100	2.35%
-100	(2.46)%
-200	(5.05)%
-300	(7.76)%

The simulation model used the yield curve spread evenly over a twelve-month period.  The measurement at December 31, 2008 estimates that our net interest income in an up-rate environment would increase by 7.12% at a 300 basis point change, 4.54% increase at a 200 basis point change, and a 2.21% increase at a 100 basis point change.  In a down-rate environment, a 25 basis point decrease in interest rates would decrease net interest income by 0.64% over one year.  In order to reduce the exposure to interest rate fluctuations and to manage liquidity, we have developed sale procedures for several types of interest-sensitive assets.  Virtually all long-term, fixed rate single family residential mortgage loans underwritten according to Federal Home Loan Mortgage Corporation guidelines are sold for cash upon origination.  Periodically, additional assets such as commercial loans are also sold.  In 2008 and 2007, $83.7 million and $74.6 million, respectively, was realized on the sale of fixed rate residential mortgages.  We focus our efforts on consistent net interest revenue and net interest margin growth through each of the retail and wholesale business lines.  We do not currently engage in trading activities.

The preceding analysis was prepared using a rate ramp analysis which attempts to spread changes evenly over a specified time period as opposed to a rate shock which measures the impact of an immediate change.  Had these measurements been prepared using the rate shock method, the results would vary.

Our Static Repricing GAP as of December 31, 2008 is presented below.  In the 12 month repricing GAP, rate sensitive liabilities (“RSL”) exceeded rate sensitive assets (“RSA”) by $100.5 million.

	1-3 Months		4-6 Months		7-9 Months		10-12 Months		2-3 Years		4-5 Years		> 5 Years

Assets	$1,278,426		$201,196		$153,860		$136,052		$586,295		$182,178		$416,524

Liabilities and equity	682,546		286,849		321,370		579,314		672,273		17,943		394,236

Repricing difference	595,880		(85,654)		(167,510)		(443,262)		(85,977)		164,235		22,288

Cumulative GAP	595,880		510,227		342,716		(100,546)		(186,523)		(22,288)		0

RSA/RSL	1.87	x	0.70	x	0.48	x	0.23	x	0.87	x	10.15	x	1.06	x

Cumulative GAP to total assets	20.17%		17.27%		11.60%		(3.40)%		(6.31)%		(0.75)%		0.00%

Capital Resources

We continue to grow our shareholders’ equity while also providing an average annual dividend yield during 2008 of 3.18% to shareholders.  Shareholders’ equity increased 3.2% from December 31, 2007 to $308.2 million at December 31, 2008.  Our primary source of capital growth is the retention of earnings.  Cash dividends were $1.17 per share for 2008 and $1.10 per share for 2007.  We retained 24.0% of our earnings in 2008 compared to 54.5% in 2007.

Regulatory guidelines require bank holding companies, commercial banks, and savings banks to maintain certain minimum capital ratios and define companies as “well-capitalized” that sufficiently exceed the minimum ratios.  The banking regulators may alter minimum capital requirements as a result of revising their internal policies and their ratings of individual institutions.  To be “well-capitalized” banks and bank holding companies must maintain a Tier 1 leverage ratio of no less than 5.0%, a Tier 1 risk based ratio of no less than 6.0%, and a total risk based ratio of no less than 10.0%.  Our ratios as of December 31, 2008 were 10.37%, 13.05%, and 14.30%, respectively, all exceeding the threshold for meeting the definition of “well-capitalized.”  See note 19 to the consolidated financial statements for further information.

As of December 31, 2008 we are not aware of any current recommendations by banking regulatory authorities which, if they were to be implemented, would have, or are reasonably likely to have, a material adverse impact on our liquidity, capital resources, or operations, except as noted in the Recent Regulatory Developments section below.

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

CTBI announced on January 16, 2009 that it had elected not to participate in the Treasury Department’s Capital Purchase Program.   CTBI had received preliminary approval on December 17, 2008 from the U. S. Department of Treasury to receive $68 million by participating in the Treasury’s Capital Purchase Program.  The Treasury’s Capital Purchase Program is a voluntary program designed to help institutions build capital to support the U. S. economy.  CTBI currently maintains a capital level significantly exceeding regulatory guidelines for a well-capitalized institution and is meeting the lending needs of our customers.  Considering our current capital position and the requirements the program would impose on our business, we believe that our participation in the program would not be in the best interests of our shareholders.

Also on October 14, 2008, the FDIC announced a new program – the Temporary Liquidity Guarantee Program – that provides unlimited deposit insurance on funds in non-interest-bearing transaction deposit accounts not otherwise covered by the existing deposit insurance limit of $250,000, as well as a 100% guarantee of the senior debt of all FDIC-insured institutions and their holding companies. All eligible institutions were covered under the program for the first 30 days without incurring any costs.  After the initial period, participating institutions have been assessed a charge of 10 basis points per annum for the additional insured deposits and a charge of 75 basis points per annum for guaranteed senior unsecured debt.

CTBI elected to participate in the unlimited deposit insurance for noninterest bearing deposits beyond the initial 30-day period and opt out of the coverage for senior unsecured debt.

Proposed legislation may create an environment that will unreasonably delay the collection of past due amounts, result in restructurings and collection of less than the full amount due to CTBI and impede our ability to make new residential loans.  In addition, as a result of the weakness of certain financial institutions, the FDIC has taken action that will result in increased FDIC insurance assessments for United States FDIC-insured financial institutions, including CTBI.  Under the deposit insurance restoration plan approved by the FDIC in October 2008, the Board set a rate schedule to raise the insurance reserve ratio to 1.15 percent within five years.  On February 27, 2009, the FDIC announced that the restoration plan horizon has been extended to seven years in light of the current significant strains on banks and the financial system and the likelihood of a severe recession. In addition, the FDIC announced a special assessment of up to 20 basis points to be collected on September 30, 2009.  The FDIC may also impose an emergency special assessment after June 30, 2009 of up to 10 basis points if the FDIC deems that an additional special assessment in necessary to maintain public confidence in federal deposit insurance.   Based on the FDIC insurance premium schedule for 2009, we anticipate our premiums, exclusive of the special assessment of up to 20 basis points, to be $2.2 million for 2009 compared to $0.3 million for 2008.  The special assessment at the maximum 20 basis points based on our deposit base at December 31, 2008 would be $4.6 million.

Impact of Inflation, Changing Prices, and Economic Conditions

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

We believe one of the most significant impacts on financial and operating results is our ability to react to changes in interest rates.  We seek to maintain an essentially balanced position between interest rate sensitive assets and liabilities in order to protect against the effects of wide interest rate fluctuations.

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

The national and global economic downturn has resulted in unprecedented levels of financial market volatility and has in general adversely impacted the market value of financial institutions, limited access to capital and had an adverse effect on the financial condition and results of operations of banking companies in general, including CTBI.  Although CTBI operated at a profit last year, CTBI is a part of the financial system and a continuation of systemic lack of available credit, lack of confidence in the financial sector, increased volatility in the financial markets, and reduced business activity could materially and adversely impact CTBI’s business, financial condition and results of operations.

Contractual Obligations and Commitments

As disclosed in the notes to the consolidated financial statements, we have certain obligations and commitments to make future payments under contracts.  At December 31, 2008, the aggregate contractual obligations and commitments are:

Contractual Obligations:	Payments Due by Period
(in thousands)	Total	1 Year	2-5 Years	After 5 Years
Deposits without stated maturity	$1,087,140	$1,087,140	$0	$0
Certificates of deposit and other time deposits	1,244,694	1,141,492	101,845	1,357
Repurchase agreements and other short-term borrowings	168,914	161,562	7,352	0
Advances from Federal Home Loan Bank	60,727	60,056	641	30
Interest on advances from Federal Home Loan Bank*	1,428	1,419	6	3
Long-term debt	61,341	0	0	61,341
Interest on long-term debt*	113,984	3,999	15,998	93,987
Annual rental commitments under leases	11,335	1,692	5,025	4,618
Total	$2,749,563	$2,457,360	$130,867	$161,336

*The amounts provided as interest on advances from Federal Home Loan Bank and interest on long-term debt assume the liabilities will not be prepaid and interest is calculated to their individual maturities.

Other Commitments:	Amount of Commitment - Expiration by Period
(in thousands)	Total	1 Year	2-5 Years	After 5 Years
Standby letters of credit	$57,493	$52,066	$5,427	$0
Commitments to extend credit	424,258	334,020	85,101	5,137
Total	$481,751	$386,086	$90,528	$5,137

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

Item 8. Financial Statements and Supplementary Data

Community Trust Bancorp, Inc.
Consolidated Balance Sheets

(dollars in thousands) December 31	2008	2007
Assets:
Cash and due from banks	$95,098	$105,209
Federal funds sold	45,880	32,041
Cash and cash equivalents	140,978	137,250

Securities available-for-sale at fair value
(amortized cost of $265,999 and $325,879, respectively)	267,376	324,153
Securities held-to-maturity at amortized cost
(fair value of $25,496 and $32,350, respectively)	25,597	32,959
Loans held for sale	623	2,334

Loans	2,348,651	2,227,897
Allowance for loan losses	(30,821)	(28,054)
Net loans	2,317,830	2,199,843

Premises and equipment, net	51,590	53,391
Federal Reserve Bank and Federal Home Loan Bank stock	29,040	28,060
Goodwill	65,059	65,059
Core deposit intangible (net of accumulated amortization of $6,222 and
$5,588, respectively)	1,282	1,917
Bank owned life insurance	24,135	23,285
Mortgage servicing rights	2,168	3,258
Other assets	28,853	31,175
Total assets	$2,954,531	$2,902,684

Liabilities and shareholders’ equity:
Deposits
Noninterest bearing	$450,360	$449,861
Interest bearing	1,881,474	1,843,303
Total deposits	2,331,834	2,293,164

Repurchase agreements	157,422	158,980
Federal funds purchased and other short-term borrowings	11,492	18,364
Advances from Federal Home Loan Bank	60,727	40,906
Long-term debt	61,341	61,341
Other liabilities	23,509	28,574
Total liabilities	2,646,325	2,601,329

Shareholders’ equity:
Preferred stock, 300,000 shares authorized and unissued	-	-
Common stock, $5 par value, shares authorized 25,000,000;
shares outstanding 2008 – 15,066,248; 2007 – 15,044,124	75,331	75,221
Capital surplus	150,037	149,005
Retained earnings	81,943	78,251
Accumulated other comprehensive income (loss), net of tax	895	(1,122)
Total shareholders’ equity	308,206	301,355

Total liabilities and shareholders’ equity	$2,954,531	$2,902,684

See notes to consolidated financial statements.

Consolidated Statements of Income

(in thousands except per share data) Year Ended December 31	2008	2007	2006
Interest income:
Interest and fees on loans, including loans held for sale	$150,221	$171,307	$163,194
Interest and dividends on securities
Taxable	12,635	17,384	18,916
Tax exempt	1,869	1,915	2,064
Interest and dividends on Federal Reserve Bank and Federal Home
Loan Bank stock	1,559	1,794	1,588
Other, including interest on federal funds sold	1,327	4,464	3,543
Total interest income	167,611	196,864	189,305

Interest expense:
Interest on deposits	53,849	75,637	63,856
Interest on repurchase agreements and other short-term borrowings	4,424	8,429	8,620
Interest on advances from Federal Home Loan Bank	1,701	2,402	3,648
Interest on long-term debt	4,000	4,364	5,414
Total interest expense	63,974	90,832	81,538

Net interest income	103,637	106,032	107,767
Provision for loan losses	11,452	6,540	4,305
Net interest income after provision for loan losses	92,185	99,492	103,462

Noninterest income:
Service charges on deposit accounts	21,886	21,003	20,162
Gains on sales of loans, net	1,583	1,338	1,265
Trust income	4,929	4,859	3,743
Loan related fees	2,045	3,196	2,473
Bank owned life insurance	1,008	1,108	1,035
Securities losses/other than temporary impairment	(14,564)	0	0
Other	4,880	5,104	3,881
Total noninterest income	21,767	36,608	32,559

Noninterest expense:
Salaries and employee benefits	42,223	42,298	44,145
Occupancy, net	6,787	6,713	6,420
Equipment	4,356	4,896	5,047
Data processing	5,634	4,951	3,733
Bank franchise tax	3,596	3,464	3,261
Legal and professional fees	3,066	3,178	2,816
Other	16,870	17,555	14,985
Total noninterest expense	82,532	83,055	80,407

Income before income taxes	31,420	53,045	55,614
Income taxes	8,347	16,418	16,550
Net income	$23,073	$36,627	$39,064

Basic earnings per share	$1.54	$2.42	$2.59
Diluted earnings per share	1.52	2.38	2.55

See notes to consolidated financial statements.

Consolidated Statements of Changes in Shareholders’ Equity

(in thousands except per share and share amounts)	Common Shares	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Total
Balance, January 1, 2006	14,997,369	$74,987	$147,626	$35,667	$(4,335)	$253,945
Net income				39,064		39,064
Net change in unrealized gain/loss on securities available-for-sale, net of tax of ($579)					1,075	1,075
Comprehensive income						40,139
Cash dividends declared ($1.05 per share)				(15,852)		(15,852)
Issuance of common stock	160,807	804	2,378			3,182
Stock-based compensation and related excess tax benefits			961			961
Balance, December 31, 2006	15,158,176	75,791	150,965	58,879	(3,260)	282,375
Net income				36,627		36,627
Net change in unrealized gain/loss on securities available-for-sale, net of tax of ($1,152)					2,138	2,138
Comprehensive income						38,765
Cumulative effect – application of new accounting standards (SFAS 156 and FIN 48)				(621)		(621)
Cash dividends declared ($1.10 per share)				(16,634)		(16,634)
Issuance of common stock	82,448	412	2,348			2,760
Purchase of common stock	(196,500)	(982)	(5,203)			(6,185)
Stock-based compensation and related excess tax benefits			895			895
Balance, December 31, 2007	15,044,124	75,221	149,005	78,251	(1,122)	301,355
Net income				23,073		23,073
Net change in unrealized gain/loss on securities available-for-sale, net of tax of ($1,086)					2,017	2,017
Comprehensive income						25,090
Cumulative effect – application of new accounting standards (EITF 06-4)				(1,820)		(1,820)
Cash dividends declared ($1.17 per share)				(17,561)		(17,561)
Issuance of common stock	115,624	578	2,153			2,731
Purchase of common stock	(93,500)	(468)	(2,163)			(2,631)
Stock-based compensation and related excess tax benefits			1,042			1,042
Balance, December 31, 2008	15,066,248	$75,331	$150,037	$81,943	$895	$308,206

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows

(in thousands) Year Ended December 31	2008	2007	2006
Cash flows from operating activities:
Net income	$23,073	$36,627	$39,064
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,106	5,665	5,819
Change in net deferred tax liability	(5,329)	955	4,193
Stock-based compensation	712	649	711
Excess tax benefits of stock-based compensation	330	245	250
Provision for loan and other real estate losses	11,718	6,979	4,616
Securities losses/other than temporary impairment charges	14,564	0	0
Gains on sale of mortgage loans held for sale	(1,584)	(1,338)	(1,265)
Gains (losses) on sale of assets, net	370	65	(5)
Proceeds from sale of mortgage loans held for sale	83,678	74,578	64,943
Funding of mortgage loans held for sale	(80,383)	(74,143)	(64,974)
Amortization of securities premiums, net	(156)	518	957
Change in cash surrender value of bank owned life insurance	(850)	(957)	(868)
Amortization/impairment of mortgage servicing rights	0	0	591
Fair value adjustments of mortgage servicing rights	1,503	558	0
Amortization/write-off of debt issuance costs	0	1,950	87
Changes in:
Other liabilities	(2,471)	(504)	4,401
Other assets	4,481	(851)	(2,787)
Net cash provided by operating activities	54,762	50,996	55,733

Cash flows from investing activities:
Securities available-for-sale:
Proceeds from sales	30,100	130,400	128,900
Proceeds from prepayments and maturities	72,597	48,315	58,754
Purchase of securities	(57,271)	(74,177)	(218,446)
Securities held-to-maturity:
Proceeds from prepayments and maturities	7,408	7,481	7,800
Proceeds from sale of loans	0	0	105
Change in loans, net	(136,464)	(73,690)	(68,573)
Purchase of premises, equipment, and other real estate	(3,184)	(2,757)	(3,197)
Proceeds from sale of premises and equipment	14	18	378
Additional investment in equity securities	(980)	(33)	0
Redemption of investment in unconsolidated subsidiaries	0	1,841	0
Investment in unconsolidated subsidiaries	0	(1,841)	0
Proceeds from sale of other real estate and repossessed assets	4,447	3,173	2,821
Additions in other real estate owned	(130)	(21)	(73)
Additional investment in bank owned life insurance	0	(1,391)	0
Net cash provided by (used in) investing activities	(83,463)	37,318	(91,636)

Cash flows from financing activities:
Change in deposits, net	38,670	(48,003)	94,616
Change in repurchase agreements and other short-term borrowings, net	(8,430)	(226)	30,929
Advances from Federal Home Loan Bank	20,000	0	0
Payments on advances from Federal Home Loan Bank	(179)	(40,339)	(41,589)
Payment for redemption of junior subordinated debentures	0	(61,341)	0
Issuance of junior subordinated debentures	0	61,341	0
Issuance of common stock	2,731	2,760	3,182
Purchase of common stock	(2,631)	(6,185)	0
Excess tax benefits of stock-based compensation	(330)	(245)	(250)
Dividends paid	(17,402)	(16,364)	(15,658)
Net cash provided by (used in) financing activities	32,429	(108,602)	71,230
Net increase (decrease) in cash and cash equivalents	3,728	(20,288)	35,327
Cash and cash equivalents at beginning of year	137,250	157,538	122,211
Cash and cash equivalents at end of year	$140,978	$137,250	$157,538

Supplemental disclosures:
Income taxes paid	$16,428	$10,913	$13,763
Interest paid	65,240	91,237	79,624
Non-cash activities
Loans to facilitate the sale of other real estate owned and other repossessed assets	970	730	713
Common stock dividends accrued, paid in subsequent quarter	4,523	4,363	4,093
Real estate acquired in settlement of loans	7,995	7,488	2,784
Other than temporary impairment of investment securities	14,514	0	0

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

We utilize an internal risk grading system for commercial credits.  Those larger commercial credits that exhibit probable or observed credit weaknesses are subject to individual review.  The borrower’s cash flow, adequacy of collateral coverage, and other options available to CTBI, including legal remedies, are evaluated.  The review of individual loans includes those loans that are impaired as SFAS 114, Accounting by Creditors for Impairment of a Loan.  We evaluate the collectibility of both principal and interest when assessing the need for loss provision.  Historical loss rates are applied to other commercial loans not subject to specific allocations.  The ALLL allocation for this pool of commercial loans is established based on the historical average, maximum, minimum, and median loss ratios.

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

Other Real Estate – Real estate acquired by foreclosure is carried at the lower of the investment in the property or its fair value.  Other real estate owned by CTBI included in other assets at December 31, 2008 and 2007 was $10.4 million and $7.9 million, respectively.

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

Amortization of core deposit intangible is estimated at approximately $0.6 million annually for year one, approximately $0.4 million in year two, and approximately $0.1 million in years three and four.

Income Taxes – Income tax expense is based on the taxes due on the consolidated tax return plus deferred taxes based on the expected future tax consequences of temporary differences between carrying amounts and tax bases of assets and liabilities, using enacted tax rates.

Earnings Per Share (“EPS”) – Basic EPS is calculated by dividing net income available to common shareholders by the weighted average number of common shares outstanding, excluding restricted shares.

Diluted EPS adjusts the number of weighted average shares of common stock outstanding by the dilutive effect of stock options, including restricted shares, as prescribed in SFAS 123R.

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

Stock Options – At December 31, 2008 and 2007, CTBI had a share-based employee compensation plan, which is described more fully in note 13.  CTBI accounts for this plan under the recognition and measurement principles of SFAS 123R, Share-Based Payment.

Reclassifications – Certain reclassifications considered to be immaterial have been made in the prior year consolidated financial statements to conform to current year classifications.  These reclassifications had no effect on net income.

New Accounting Standards –

➢ Determining the Fair Value of a Financial Asset When the Market For That Asset is Not Active – FASB Staff Position (“FSP”) No. FAS 157-3 clarifies the application of FASB No. 157, Fair Value Measurements, in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active.  This FSP was effective October 10, 2008.

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

➢ Fair Value Option for Financial Assets and Financial Liabilities – In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities, which permits entities to choose to measure many financial instruments and certain other items at fair value.  The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the FASB’s long-term measurement objectives for accounting for financial instruments.  SFAS 159 is effective for fiscal years beginning after November 15, 2007. CTBI has not elected the fair value option for any financial assets or liabilities.

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

➢ Business Combinations (Revised 2007) – The FASB recently issued SFAS 141(R), which replaces FAS 141, Business Combinations, and applies to all transactions and other events in which one entity obtains control over one or more other businesses.  SFAS 141R requires an acquirer, upon initially obtaining control of another entity, to recognize the assets, liabilities, and any non-controlling interest in the acquiree at fair value as of the acquisition date.  Contingent consideration is required to be recognized and measured at fair value on the date of acquisition rather than at a later date when the amount of that consideration may be determinable beyond a reasonable doubt.  This fair value approach replaces the cost-allocation process required under SFAS 141 whereby the cost of an acquisition was allocated to the individual assets acquired and liabilities assumed based on their estimated fair value.  SFAS 141R requires acquirers to expense acquisition-related costs as incurred rather than allocating such costs to the assets acquired and liabilities assumed as was previously the case under SFAS 141.  Under SFAS 141R, the requirements of SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities, would have to be met in order to accrue for a restructuring plan in purchase accounting.  Pre-acquisition contingencies are to be recognized at fair value, unless it is a non-contractual contingency that is not likely to materialize, in which case, nothing should be recognized in purchase accounting, and instead, that contingency would be subject to the probable and estimable recognition criteria of SFAS 5, Accounting for Contingencies.  This Statement defines a bargain purchase as a business combination in which the total acquisition date fair value of the identifiable net assets acquired exceeds the fair value of the consideration transferred plus any noncontrolling interest in the acquiree, and it requires the acquirer to recognize that excess in earnings as a gain attributable to the acquirer. In contrast, Statement 141 required the “negative goodwill” amount to be allocated as a pro rata reduction of the amounts that otherwise would have been assigned to particular assets acquired.  SFAS 141R is expected to have a significant impact on our accounting for business combinations closing on or after January 1, 2009.

➢ Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split Dollar Life Insurance Arrangements – EITF Issue No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split Dollar Life Insurance Arrangements requires, effective January 1, 2008, the recognition of a liability and related compensation expense for endorsement split-dollar life insurance policies that provide a benefit to an employee that extends to post-retirement periods.  Under EITF 06-4, life insurance policies purchased for the purpose of providing such benefits do not effectively settle an entity’s obligation to the employee.  Accordingly, the entity must recognize a liability and related compensation expense during the employee’s active service period based on the future cost of insurance to be incurred during the employee’s retirement.  If the entity has agreed to provide the employee with a death benefit, then the liability for the future death benefit should be recognized by following the guidance in SFAS 106, Employer’s Accounting for Postretirement Benefits Other Than Pensions.  CTBI adopted EITF 06-4 as a change in accounting principle through a $1.8 million cumulative-effect adjustment to retained earnings based on the cost of insurance.

2.  Cash and Due from Banks

Included in cash and due from banks are noninterest bearing deposits that are required to be held at the Federal Reserve or maintained in vault cash in accordance with regulatory reserve requirements.  The balance requirements were $41.3 million and $38.6 million at December 31, 2008 and 2007, respectively.

3.  Securities

Amortized cost and fair value of securities at December 31, 2008 are as follows:

Available-for-Sale

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury and government agencies	$18,330	$576	$0	$18,906
State and political subdivisions	39,738	757	(651)	39,844
U.S. government sponsored agencies and mortgage-backed pass through certificates	187,390	1,305	(390)	188,305
Collateralized mortgage obligations	1	0	0	1
Other debt securities	20,000	0	(220)	19,780
Total debt securities	265,459	2,638	(1,261)	266,836
Marketable equity securities	540	0	0	540
	$265,999	$2,638	$(1,261)	$267,376

Held-to-Maturity

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
State and political subdivisions	$1,576	$9	$0	$1,585
U.S. government sponsored agencies and mortgage-backed pass through certificates	24,021	0	(110)	23,911
	$25,597	$9	$(110)	$25,496

Amortized cost and fair value of securities at December 31, 2007 are as follows:

Available-for-Sale

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury and government agencies	$20,307	$429	$0	$20,736
State and political subdivisions	40,472	707	(42)	41,137
U.S. government sponsored agencies and mortgage-backed pass through certificates	205,049	446	(2,953)	202,542
Collateralized mortgage obligations	1	0	0	1
Other debt securities	20,000	0	(313)	19,687
Total debt securities	285,829	1,582	(3,308)	284,103
Marketable equity securities	40,050	0	0	40,050
	$325,879	$1,582	$(3,308)	$324,153

Held-to-Maturity

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
State and political subdivisions	$1,901	$13	$0	$1,914
U.S. government sponsored agencies and mortgage-backed pass through certificates	31,058	0	(622)	30,436
	$32,959	$13	$(622)	$32,350

The amortized cost and fair value of securities at December 31, 2008 by contractual maturity are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale		Held-to-Maturity
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$16,473	$16,797	$0	$0
Due after one through five years	30,864	31,764	394	403
Due after five through ten years	2,663	2,571	0	0
Due after ten years	8,068	7,618	1,182	1,182
Mortgage-backed securities and collateralized mortgage obligations	187,390	188,305	24,021	23,911
Other securities	20,001	19,781	0	0
Total debt securities	265,459	266,836	25,597	25,496
Marketable equity securities	540	540	0	0
	$265,999	$267,376	$25,597	$25,496

There was a combined loss of $14.5 million realized in 2008 due to other than temporary impairment charges on auction rate securities and one $50 thousand loss on the sale of auction rate securities.  There were no pre-tax gains or losses realized on sales and calls in 2007 or 2006.

Securities in the amount of $276 million and $333 million at December 31, 2008 and 2007, respectively, were pledged to secure public deposits, trust funds, repurchase agreements, and advances from the Federal Home Loan Bank.

CTBI evaluates its investment portfolio on a quarterly basis for impairment.  The analysis performed as of December 31, 2008 indicates that all impairment is considered temporary, market driven, and not credit-related, excluding the other-than-temporary-impairment charges on auction rate securities which were recorded during 2008.  The following tables provide the amortized cost, gross unrealized losses, and fair market value, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position as of December 31, 2008.

Available-for-Sale

(in thousands)	Amortized Cost	Gross Unrealized Losses	Fair Value
Less Than 12 Months
States and political subdivision	$8,929	$(453)	$8,476
U.S. government sponsored agencies and mortgage-backed pass through certificates	76,984	(321)	76,663
Other debt securities	20,000	(220)	19,780
Total securities	105,913	(994)	104,919

12 Months or More
States and political subdivision	1,385	(198)	1,187
U.S. government sponsored agencies and mortgage-backed pass through certificates	22,299	(69)	22,230
Other debt securities	0	0	0
Total securities	23,684	(267)	23,417

Total
States and political subdivision	10,314	(651)	9,663
U.S. government sponsored agencies and mortgage-backed pass through certificates	99,283	(390)	98,893
Other debt securities	20,000	(220)	19,780
Total securities	$129,597	$(1,261)	$128,336

Held-to-Maturity

(in thousands)	Amortized Cost	Gross Unrealized Losses	Fair Value
Less Than 12 Months
U.S. government sponsored agencies and mortgage-backed pass through certificates	$24,021	$(110)	$23,911

The analysis performed as of December 31, 2007 indicated that all impairment was considered temporary, due to fluctuations in interest rates, and not credit-related.  The following tables provide the amortized cost, gross unrealized losses, and fair value, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position as of December 31, 2007.

Available-for-Sale

(in thousands)	Amortized Cost	Gross Unrealized Losses	Fair Value
Less Than 12 Months
States and political subdivision	$245	$(3)	$242
U.S. government sponsored agencies and mortgage-backed pass through certificates	27,000	(126)	26,874
Other debt securities	0	0	0
	27,245	(129)	27,116
12 Months or More
States and political subdivision	1,385	(39)	1,346
U.S. government sponsored agencies and mortgage-backed pass through certificates	145,171	(2,827)	142,344
Other debt securities	20,000	(313)	19,687
	166,556	(3,179)	163,377

Total
States and political subdivision	1,630	(42)	1,588
U.S. government sponsored agencies and mortgage-backed pass through certificates	172,171	(2,953)	169,218
Other debt securities	20,000	(313)	19,687
	$193,801	$(3,308)	$190,493

Held-to-Maturity

(in thousands)	Amortized Cost	Gross Unrealized Losses	Fair Value
12 Months or More
U.S. government sponsored agencies and mortgage-backed pass through certificates	$31,058	$(622)	$30,437

4.  Loans

Major classifications of loans, net of unearned income and deferred loan origination costs and fees, are summarized as follows:

(in thousands) December 31	2008	2007
Commercial construction	$156,425	$143,773
Commercial secured by real estate	663,663	640,574
Commercial other	365,685	333,774
Real estate construction	56,298	69,021
Real estate mortgage	609,394	599,665
Consumer	484,843	435,273
Equipment lease financing	12,343	5,817
	$2,348,651	$2,227,897

Not included in the loan balances above were loans held for sale in the amount of $0.6 million and $2.3 million at December 31, 2008 and 2007, respectively.  The amount of capitalized fees and costs under SFAS 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases, included in the above loan totals were $1.4 million and $2.0 million at December 31, 2008 and 2007, respectively.

The amount of loans on a non-accruing income status was $40.9 million, $22.2 million, and $9.9 million at December 31, 2008, December 31, 2007, and December 31, 2006, respectively.  The total of loans on nonaccrual that were in homogeneous pools and not evaluated individually for impairment were $4.3 million,  $3.4 million, and $2.6 million at December 31, 2008, December 31, 2007, and December 31, 2006, respectively.  Additional interest which would have been recorded during 2008, 2007, and 2006 if such loans had been accruing interest was approximately $3.5 million, $2.3 million, and $1.0 million, respectively.  Any loan greater than 90 days past due must be well secured and in the process of collection to continue accruing interest.  The amount of loans 90 days past due and still accruing interest was $11.2 million, $9.6 million, and $4.3 million at December 31, 2008, December 31, 2007, and December 31, 2006, respectively.

           At December 31, 2008, 2007, and 2006, the recorded investment in impaired loans was $36.6 million, $13.2 million, and $7.3 million, respectively.  Included in these amounts at December 31, 2008, 2007, and 2006, respectively, were $22.1 million, $8.1 million, and $4.4 million of impaired loans for which specific reserves for loan losses were carried in the amounts of $8.4 million, $3.2 million, and $1.5 million.  The average investment in impaired loans for 2008, 2007, and 2006 was $37.2 million, $13.3 million, and $7.4 million, respectively, while interest income of $0.7 million, $0.3 million, and $0.2 million was recognized on cash payments of $2.7 million, $11.0 million, and $0.9 million.  Of the cash payments received in 2007, $10.2 million was related to receivable payments on one revolving line of credit that was placed on nonaccrual in 2007.

5.  Mortgage Banking Activities

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

The following table presents the components of mortgage banking income:

(in thousands) Year Ended December 31	2008	2007	2006
Net gain on sale of loans held for sale	$1,583	$1,338	$1,265
Net loan servicing income (expense)
Servicing fees	888	868	892
Late fees	59	64	56
Ancillary fees	165	147	131
Amortization/impairment (prior to 2007)	0	0	(591)
Fair value adjustments	(1,503)	(558)	0
Net loan servicing income (expense)	(391)	521	488
Mortgage banking income	$1,192	$1,859	$1,753

Mortgage loans serviced for others are not included in the accompanying balance sheets.  At December 31, 2008, 2007, and 2006, loans serviced for the benefit of others (primarily FHLMC) totaled $349 million, $351 million, and $362 million, respectively.  Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors, and processing foreclosures.  Custodial escrow balances maintained in connection with the foregoing loan servicing, and included in demand deposits, were approximately $445 thousand, $539 thousand, and $480 thousand at December 31, 2008, 2007, and 2006, respectively.

Activity for capitalized mortgage servicing rights using the fair value method in 2008 and 2007 is as follows:

(in thousands)	2008	2007
Fair value, beginning of period	$3,258	$3,416
New servicing assets created	413	400
Change in fair value during the period due to:
Time decay (1)	(117)	(182)
Payoffs (2)	(352)	(284)
Changes in valuation inputs or assumptions (3)	(1,034)	(92)
Fair value, end of period	$2,168	$3,258

(1)	Represents decrease in value due to regularly scheduled loan principal payments and partial loan paydowns.
(2)	Represents decrease in value due to loans that paid off during the period.
(3)	Represents change in value resulting from market-driven changes in interest rates.

Activity for capitalized mortgage servicing rights using the amortization method in 2006 is as follows:

(in thousands)	2006
Balance, beginning of year	$3,660
Additions	321
Amortization to expense	(591)
Valuation adjustments	0
Balance, end of year	$3,390

The fair values of capitalized mortgage servicing rights were $2.2 million, $3.3 million, and $3.4 million at December 31, 2008, 2007, and 2006, respectively.  Fair values for the years ended December 31, 2008, 2007, and 2006 were determined by third-party valuations using discount rates of 10.0%, 10.10%, and 10.61%, respectively, and weighted average default rates of 1.7%, 1.6%, and 1.3%, respectively.  The prepayment speeds applied in 2008 and 2007 were generated by the Andrew Davidson Prepayment Model.  The speeds ranged from 7.2% to 31.7% and 7.1% and 26.4%, respectively, depending on the stratifications of the specific rights.  In 2006, Bloomberg PSA speeds ranged from 135% to 389%, depending on the stratifications of the specific rights.  MSR values are very sensitive to movement in interest rates as expected future net servicing income depends on the projected balance of the underlying loans, which can be greatly impacted by the level of prepayments.  CTBI does not currently hedge against changes in the fair value of its MSR portfolio.

6.  Related Party Transactions

In the ordinary course of business, our banking subsidiary has made extensions of credit and had transactions with certain directors and executive officers of CTBI or our subsidiaries, including their associates (as defined by the Securities and Exchange Commission).  We believe such extensions of credit and transactions were made on substantially the same terms, including interest rate and collateral, as those prevailing at the same time for comparable transactions with other persons.  The aggregate amount of related party extensions of credit at January 1, 2008 was $20.1 million.  During 2008, activity with respect to these extensions of credit included new loans of $8.0 million and repayment of $7.4 million.  As a result of these activities, the aggregate balance of related party extensions of credit was $20.7 million at December 31, 2008.  The aggregate balances of related party deposits at December 31, 2008 and 2007 were $19.4 million and $22.2 million, respectively.

7.  Allowance for Loan and Lease Losses

Activity in the allowance for loan and lease losses was as follows:

(in thousands)	2008	2007	2006
Balance, beginning of year	$28,054	$27,526	$29,506
Provision charged to operations	11,452	6,540	4,305
Recoveries	2,613	2,420	3,145
Charge-offs	(11,298)	(8,432)	(9,430)
Balance, end of year	$30,821	$28,054	$27,526

8.  Premises and Equipment

Premises and equipment are summarized as follows:

(in thousands) December 31	2008	2007
Land and buildings	$66,119	$66,246
Leasehold improvements	5,601	5,726
Furniture, fixtures, and equipment	41,630	40,140
Construction in progress	817	1,173
	114,167	113,285
Less accumulated depreciation and amortization	(62,577)	(59,894)
	$51,590	$53,391

Depreciation and amortization of premises and equipment for 2008, 2007, and 2006 was $4.5 million, $5.0 million, and $5.2 million, respectively.

9.  Deposits

Major classifications of deposits are categorized as follows:

(in thousands) December 31	2008	2007
Noninterest bearing deposits	$450,360	$449,861
NOW accounts	21,739	18,663
Money market deposits	412,866	447,665
Savings	202,175	188,491
Certificates of deposit of $100,000 or more	463,973	429,756
Certificates of deposit less than $100,000 and other time deposits	780,721	758,728
	$2,331,834	$2,293,164

Interest expense on deposits is categorized as follows:

(in thousands)	2008	2007	2006
Savings, NOW, and money market accounts	$7,885	$17,457	$15,399
Certificates of deposit of $100,000 or more	17,400	21,762	17,663
Certificates of deposit less than $100,000 and other time deposits	28,564	36,418	30,794
	$53,849	$75,637	$63,856

Maturities of certificates of deposits and other time deposits are presented below:

	Maturities by Period at December 31, 2008
(in thousands)	Total	Within 1 Year	2 Years	3 Years	4 Years	5 Years	After 5 Years
Certificates of deposits of $100,000 or more	$463,973	$437,416	$20,595	$4,956	$607	$399	$0
Certificates of deposit less than $100,000 and other time deposits	780,721	704,076	48,753	14,906	7,805	3,824	1,357
	$1,244,694	$1,141,492	$69,348	$19,862	$8,412	$4,223	$1,357

10.  Advances from Federal Home Loan Bank

Federal Home Loan Bank (“FHLB”) advances consisted of the following monthly amortizing and term borrowings at December 31:

(in thousands)	2008	2007
Monthly amortizing	$727	$906
Term	60,000	40,000
	$60,727	$40,906

The advances from the FHLB that require monthly principal payments were due for repayment as follows:

	Principal Payments Due by Period at December 31, 2008
(in thousands)	Total	Within 1 Year	2 Years	3 Years	4 Years	5 Years	After 5 Years
Outstanding advances, weighted average interest rate – 3.76%	$727	$56	$617	$8	$8	$8	$30

	Principal Payments Due by Period at December 31, 2007
(in thousands)	Total	Within 1 Year	2 Years	3 Years	4 Years	5 Years	After 5 Years
Outstanding advances, weighted average interest rate – 4.06%	$906	$188	$51	$613	$8	$8	$38

The term advances that require the total payment to be made at maturity follow:

(in thousands) December 31	2008	2007
Advance #146, 3.70%, due 8/30/08	$0	$40,000
Advance #154, 3.17%, due 8/04/09	20,000	0
Advance #155, 3.18%, due 9/02/09	40,000	0
	$60,000	$40,000

Advances totaling $60.7 million at December 31, 2008 were collateralized by FHLB stock of $24.7 million and a blanket lien on first mortgage loans.  As of December 31, 2008, CTBI had a $455 million FHLB borrowing capacity, leaving $341 million available for additional advances.  The advances had fixed interest rates ranging from 1.00% to 6.20% with a weighted average rate of 3.18%.  The advances are subject to restrictions or penalties in the event of prepayment.

11.  Borrowings

Short-term debt is categorized as follows:

(in thousands) December 31	2008	2007
Subsidiaries:
Repurchase agreements	$157,422	$158,980
Federal funds purchased	11,492	18,364
	$168,914	$177,344

On July 28, 2008, we entered into a revolving note agreement for a line of credit in the amount of $12 million, all of which is currently available to meet any future cash needs.  The agreement will mature on July 29, 2009.  We expect to renew this agreement upon maturity.

All federal funds purchased and the majority of repurchase agreements mature and reprice daily.  The average rates paid for federal funds purchased and repurchase agreements on December 31, 2008 were 0.15% and 1.87%, respectively.

The maximum balance for federal funds purchased and repurchase agreements at any month-end during 2008 occurred at May 31, 2008, with a month-end balance of $182.7 million.

Long-term debt is categorized as follows:

(in thousands) December 31	2008	2007
Parent:
Junior subordinated debentures, 6.52%, due 6/1/37	$61,341	$61,341

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

12.  Federal Income Taxes

The components of the provision for income taxes, exclusive of tax effect of unrealized securities gains, are as follows:

(in thousands)	2008	2007	2006
Current income taxes	$13,676	$15,463	$12,357
Deferred income taxes	(5,329)	955	4,193
	$8,347	$16,418	$16,550

A reconciliation of income tax expense at the statutory rate to our actual income tax expense is shown below:

(in thousands)	2008		2007		2006
Computed at the statutory rate	$11,049	35.00%	$18,428	35.00%	$19,465	35.00%
Increase (decrease) resulting from
Tax-exempt interest	(771)	(2.44)	(818)	(1.55)	(869)	(1.56)
Housing and new markets credits	(532)	(1.68)	(448)	(0.85)	(437)	(0.79)
Dividends received deduction	(422)	(1.34)	(1,310)	(2.49)	(1,313)	(2.36)
Bank owned life insurance	(277)	(0.88)	(339)	(0.64)	(362)	(0.65)
Other, net	(700)	(2.22)	905	1.71	66	0.12
Total	$8,347	26.44%	$16,418	31.18%	$16,550	29.76%

The components of the net deferred tax liability as of December 31 are as follows:

(in thousands)	2008	2007
Deferred tax assets
Allowance for loan and lease losses	$10,787	$9,209
Interest on nonperforming loans	2,119	797
Accrued expenses	285	439
Capitalized lease obligations	0	446
Dealer reserve valuation	950	701
Unrealized losses on available-for-sale securities	0	606
Other than temporary impairment charge for auction rate securities	5,080	0
Other	735	503
Total deferred tax assets	19,956	12,701

Deferred tax liabilities
Depreciation and amortization	(12,438)	(11,129)
FHLB stock dividends	(4,767)	(4,430)
Loan fee income	(2,728)	(2,703)
Mortgage servicing rights	(759)	(1,140)
Capitalized lease obligations	(1,184)	0
Unrealized gains on available-for-sale securities	(482)	0
Other	(460)	(402)
Total deferred tax liabilities	(22,818)	(19,804)

Net deferred tax liability	$(2,862)	$(7,103)

CTBI adopted the provisions of FIN 48 on January 1, 2007.  The cumulative effect of applying the provisions of this statement was recognized as a $0.6 million adjustment to the beginning balance of retained earnings.  The FIN 48 liability is carried in other liabilities in the condensed consolidated balance sheet as of December 31, 2008.  Approximately $0.2 million in FIN 48 liability is relative to state nexus issues.  As of December 31, 2007, we reported resolution of these issues would be completed by December 31, 2008.  However, due to ongoing communications with the jurisdiction involved, we now anticipate the filing of these returns by June 30, 2009.  CTBI is subject to taxation in the United States and various state and local jurisdictions.  For federal tax purposes, CTBI’s tax years for 2005 through 2008 are subject to examination by the tax authorities.  For state and local tax purposes, CTBI’s tax years for 2003 through 2008 are subject to examination by the tax authorities.  CTBI currently recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense.  As of December 31, 2008, no interest or penalties have been recognized.

CTBI is currently under examination by the Internal Revenue Service for the 2006 tax year.  The examination is expected to be completed by the end of June 2009.  There have been no significant issues raised by the agents.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits under FIN 48 is shown below:

(in thousands)	2008	2007
Balance at January 1	$672	$638
Additions based on tax positions related to current year	83	104
Additions for tax positions of prior years	0	25
Reductions for tax positions of prior years	(93)	(95)
Balance at December 31	$662	$672

13.  Employee Benefits

On January 1, 2007, CTBI amended its KSOP Retirement Plan, creating a separate 401(k) Plan and a separate Employee Stock Ownership Plan (“ESOP”).

The 401(k) Plan is available to all employees (age 21 and over) with one year of service and who work at least 1,000 hours per year.  Participants in the plan have the option to contribute from 1% to 15% of their annual compensation.  CTBI matches 50% of participant contributions up to 4% of gross pay. CTBI may at its discretion, contribute an additional percentage of covered employees’ compensation.  CTBI’s matching contributions were $0.9 million for each of the years ended December 31, 2008, 2007, and 2006.  The 401(k) Plan owned 504,722, 525,938, and 553,758 shares of CTBI’s common stock at December 31, 2008, 2007, and 2006, respectively.  Substantially all shares owned by the 401(k) were allocated to employee accounts on those dates. The market price of the shares at the date of allocation is essentially the same as the market price at the date of purchase.

The ESOP Plan has the same entrance requirements as the 401(k) Plan above.  CTBI currently contributes 4% of covered employees’ gross compensation to the ESOP.  The ESOP uses the contributions to acquire shares of CTBI’s common stock.  CTBI’s contributions to the ESOP were $1.2 million, $1.3 million, and $1.2 million for the years ending December 31, 2008, 2007, and 2006, respectively.  The ESOP owned 573,297, 569,755, and 520,970 shares of CTBI’s common stock at December 31, 2008, 2007, and 2006, respectively.  Substantially all shares owned by the ESOP were allocated to employee accounts on those dates.  The market price of the shares at the date of allocation is essentially the same as the market price at the date of purchase.

Stock-Based Compensation:

We currently maintain one active and one inactive incentive stock ownership plan covering key employees.  The 2006 Stock Ownership Incentive Plan (“2006 Plan”) was approved by the Board of Directors and our Shareholders in 2006.  The 1998 Stock Option Plan (“1998 Plan”) was approved by the Board of Directors and the Shareholders in 1998.  The 1998 Plan was rendered inactive as of April 26, 2006.  As of December 31, 2008, the 1998 Plan had 1,046,831 shares authorized, 154,287 of which were transferred to the 2006 Plan.  The 1989 Stock Option Plan (“1989 Plan”) was approved by the Board of Directors in 1989.  The 1989 Plan was inactive during 2007 and the remaining outstanding shares were exercised during 2007.  The 1989 Plan is now terminated.  The following table provides detail of the number of shares to be issued upon exercise of outstanding stock-based awards and remaining shares available for future issuance under all of CTBI’s equity compensation plans as of December 31, 2008:

Plan Category (shares in thousands)	Number of Shares to Be Issued Upon Exercise/Vesting	Weighted Average Price	Shares Available for Future Issuance
Equity compensation plans approved by shareholders
Stock options	666	$ 26.70	1,478 (a)
Restricted stock	11 (c)	28.32	(a)
Performance units	(d)	(b)	(a)
Stock appreciation rights (“SARs”)	(e)	(b)	(a)
Total			1,478

(a)
Under the 2006 Plan, 1.5 million shares (plus any shares reserved for issuance under the 1998 Stock Option Plan) were authorized for issuance as nonqualified and incentive stock options, SARS, restricted stock and performance units.  As of December 31, 2008, the above shares remained available for issuance.

(b)	Not applicable
(c)	The maximum number of shares of Restricted Stock that may be granted to a participant during any calendar year is 40,000 shares.
(d)	No performance units have been issued. The maximum payment that can be made pursuant to Performance Units granted to any one Participant in any calendar year shall be $250,000.
(e)	No SARS have been issued. The maximum number of shares with respect to which SARs may be granted to a Participant during any calendar year shall be 100,000 shares.

The following table details the shares available for future issuance under the 2006 Plan at December 31, 2008.

Plan Category (shares in thousands)	Shares Available for Future Issuance
Shares available at January 1, 2008	1,543,716
1998 Plan forfeitures in 2008	2,976
2006 Plan stock option issuances in 2008	(63,700)
2006 Plan restricted stock issuances in 2008	(11,076)
2006 Plan forfeitures in 2008	5,617
Shares available for future issuance	1,477,533

CTBI uses a Black-Scholes option pricing model with the following weighted average assumptions, which are evaluated and revised as necessary, in estimating the grant-date fair value of each option grant for the year end:

	2008	2007	2006
Expected option life (in years)	7.5	7.5	7.5
Expected volatility	0.310	0.335	0.364
Expected Dividend yield	4.10%	2.77%	3.21%
Risk-free interest rate	3.23%	4.81%	4.53%

The expected option life is derived from the “safe-harbor” rules for estimating option life in SFAS 123(R).  The expected volatility is based on historical volatility of the stock using a historical look back that approximates the expected life of the option grant.  The interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant.  CTBI’s stock-based compensation expense for the years 2008, 2007, and 2006 was $0.7 million, $0.6 million, and $0.7 million, respectively.

CTBI’s stock option activity for the 2006 Plan for the years ended December 31, 2008 and 2007 is summarized as follows:

December 31	2008		2007
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of year	107,595	$38.95	0	$--
Granted	63,700	28.32	113,998	38.95
Exercised	0	--	0	--
Forfeited/expired	(5,617)	31.38	6,403	38.95
Outstanding at end of year	165,678	$35.12	107,595	$38.95

Exercisable at end of year	26,488	$38.95	0	$--

A summary of the status of CTBI’s 2006 Plan for nonvested shares as of December 31, 2008, and changes during the year ended December 31, 2008, is presented as follows:

Nonvested Shares	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2008	107,595	$12.74
Granted	63,700	6.41
Vested	26,488	12.74
Forfeited	5,617	8.23
Nonvested at December 31, 2008	139,190	$10.02

The 2006 Plan had options with the following remaining lives at December 31, 2008:

2006 Option Plan
Remaining Life	Outstanding Options	Weighted Average Price
Eight Years	105,978	$38.95
Nine Years	59,700	28.32

Total outstanding	165,678
Weighted average price		$35.12

The weighted-average fair value of options granted from the 2006 Plan during the year 2008 and 2007 was $0.4 million or $6.41 per share and $1.5 million or $12.74 per share, respectively.

The following table shows the intrinsic values of options exercised, exercisable, and outstanding for the years ended December 31, 2008 and 2007 in the 2006 Plan:

(in thousands)	2008	2007
Options exercised	$0	$0
Options exercisable	0	0
Outstanding options	503	0

CTBI’s stock option activity for the 1998 Plan for the years ended December 31, 2008, 2007, and 2006 is summarized as follows:

December 31	2008		2007		2006
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of year	581,413	$23.52	632,864	$23.44	621,493	$20.77
Granted	0	--	0	--	116,900	32.44
Exercised	(77,983)	20.79	(45,717)	21.37	(96,030)	16.73
Forfeited/expired	(2,976)	31.54	(5,734)	30.38	(9,499)	27.65
Outstanding at end of year	500,454	$23.91	581,413	$23.52	632,864	$23.44

Exercisable at end of year	350,113	$21.24	380,409	$19.85	170,407	$17.36

The 1998 Plan had options with the following remaining lives at December 31, 2008:

1998 Option Plan
Remaining Life	Outstanding Options	Weighted Average Price
One year	43,923	$15.37
Two years	20,252	13.23
Three years	41,594	11.83
Four years	101,937	19.19
Five years	41,452	20.99
Six years	70,950	27.82
Seven years	79,112	30.88
Eight years	101,234	32.44
Total outstanding	500,454
Weighted average price		$23.91

The weighted-average fair value of options granted from the 1998 Plan during the year 2006 was $1.2 million or $10.51 per share.

The following table shows the intrinsic values of options exercised, exercisable, and outstanding for the years ended December 31, 2008, 2007, and 2006:

(in thousands)	2008	2007	2006
Options exercised	$1,073	$701	$2,460
Options exercisable	5,431	2,922	4,119
Outstanding options	6,433	2,329	11,449

A summary of the status of CTBI’s 1998 Plan nonvested shares as of December 31, 2008 and changes during the year ended December 31, 2008 is presented below:

Nonvested Shares	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2008	201,004	$8.62
Granted	0	--
Vested	49,493	8.10
Forfeited	1,170	8.95
Nonvested at December 31, 2008	150,341	$8.68

The 1989 Plan has no remaining options available for grant and terminated during 2007.  CTBI’s stock option activity for the 1989 Plan for the years ended December 31, 2007 and 2006 is summarized as follows:

December 31	2007		2006
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of year	4,832	$19.33	36,619	$14.65
Exercised	(4,832)	19.33	(31,787)	13.94
Forfeited/expired	0	--	0	--
Outstanding at end of year	0	$--	4,832	$19.33

Exercisable at end of year	0	$--	4,832	$19.33

The following table shows the intrinsic values of options exercised, exercisable, and outstanding for the years ended December 31, 2007 and 2006 in the 1989 Plan:

(in thousands)	2007	2006
Options exercised	$100	$704
Options exercisable	0	107
Outstanding options	0	107

As of December 31, 2008, there was $1.1 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the plans.  That cost is expected to be recognized over a weighted-average period of 1.4 years.  The total unrecognized compensation cost related to nonvested share-based compensation arrangements granted as of December 31, 2007 and 2006, respectively, was $1.3 million and $1.0 million.  The total grant-date fair value of shares vested during the years ended December 31, 2008, 2007, and 2006, was $0.8 million, $1.3 million and $0.5 million, respectively.  Cash received from option exercises under all share-based payment arrangements for the years ended December 31, 2008, 2007, and 2006 was $1.6 million, $1.1 million, and $2.0 million, respectively.  The actual tax benefit realized for the tax deductions from option exercises of the share-based payment arrangements totaled $0.3 million, $0.3 million, and $0.9 million, respectively, for the years ended December 31, 2008, 2007, and 2006.

14.  Operating Leases

Certain premises and equipment are leased under operating leases.  Additionally, certain premises are leased or subleased to third parties.  Minimum non-cancellable rental payments and rental receipts are as follows:

(in thousands)	Payments	Receipts
2009	$1,692	$615
2010	1,422	473
2011	1,401	414
2012	1,217	230
2013	985	34
Thereafter	4,618	17
	$11,335	$1,783

Rental expense net of rental income under operating leases was $0.7 million in 2008, $0.7 million in 2007, and $0.8 million in 2006.

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

Other Financial Instruments – The estimated fair value for other financial instruments and off-balance sheet loan commitments approximates cost at December 31, 2008 and 2007.  Off-balance sheet loan commitments at December 31, 2008 and 2007 were $481.8 million and $445.6 million, respectively.

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

(in thousands) December 31	2008		2007
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets
Cash and cash equivalents	$140,978	$140,978	$137,250	$137,250
Securities	292,973	292,872	357,112	356,503
Loans (net of ALLL)	2,317,830	2,329,044	2,199,843	2,190,123
Loans held for sale	623	638	2,334	2,346
Federal Reserve Bank stock	4,340	4,340	4,323	4,323
Federal Home Loan Bank stock	24,700	24,700	23,737	23,737
Accrued interest receivable	12,926	12,926	16,732	16,732
Capitalized mortgage servicing rights	2,168	2,168	3,258	3,258
	$2,796,538	$2,807,666	$2,744,589	$2,734,272

Financial liabilities
Deposits	$2,331,834	$2,342,136	$2,293,164	$2,289,822
Short-term borrowings	168,914	168,866	177,344	178,347
Advances from Federal Home Loan Bank	60,727	61,245	40,906	40,364
Long-term debt	61,341	29,424	61,341	55,608
Accrued interest payable	5,570	5,570	6,836	6,836
	$2,628,386	$2,607,241	$2,579,591	$2,570,977

Assets Measured on a Recurring Basis

The following table presents information about CTBI’s assets measured at fair value on a recurring basis as of December 31, 2008, and indicates the fair value hierarchy of the valuation techniques utilized by CTBI to determine such fair value.

(in thousands)		Fair Value Measurements at December 31, 2008 Using
	Fair Value December 31 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities	$267,376	$0	$266,836	$540
Mortgage servicing rights	2,168	0	0	2,168
Total recurring assets measured at fair value	$269,544	$0	$266,836	$2,708

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

Following is a reconciliation of the beginning and ending balances of recurring fair value measurements using significant unobservable (Level 3) inputs:

(in thousands)	Available-for-Sale Securities	Mortgage Servicing Rights
Beginning balance, January 1, 2008	$40,050	$3,258
Total realized and unrealized gains and losses
Included in net income	(14,514)	(1,034)
Included in other comprehensive income	0
Purchases, issuances, and settlements	(24,996)	(56)
Ending balance, December 31, 2008	$540	$2,168

Assets Measured on a Non-Recurring Basis

Assets measured at fair value on a non-recurring basis are summarized below:

(in thousands)		Fair Value Measurements at December 31, 2008 Using
	Fair Value December 31 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$10,285	$0	$0	$10,285

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

16.  Off-Balance Sheet Transactions and Guarantees

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

At December 31, the Bank had the following off-balance sheet financial instruments, whose approximate contract amounts represent additional credit risk to CTBI:

(in thousands)	2008	2007
Standby letters of credit	$57,493	$57,241
Commitments to extend credit	424,258	388,404
Total	$481,751	$445,645

Standby letters of credit represent conditional commitments to guarantee the performance of a third party.  The credit risk involved is essentially the same as the risk involved in making loans.  At December 31, 2008, we maintained a credit loss reserve of approximately $6 thousand relating to these financial standby letters of credit.  The reserve coverage calculation was determined using essentially the same methodology as used for the allowance for loan and lease losses.  Approximately 93% of the total standby letters of credit are secured, with $46.0 million of the total $57.5 million secured by cash.  Collateral for the remaining secured standby letters of credit varies but is comprised primarily of accounts receivable, inventory, property, equipment, and income-producing properties.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of the contract.  At December 31, 2008, a credit loss reserve of $268 thousand was maintained relating to these commitments.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  The Bank evaluates each customer’s credit-worthiness on a case-by-case basis.  Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  A portion of the commitments is to extend credit at fixed rates.  Fixed rate loan commitments at December 31, 2008 of $22.9 million had interest rates and terms ranging predominantly from 6.00% to 7.99% and 6 months to 1 year, respectively.  These credit commitments were based on prevailing rates, terms, and conditions applicable to other loans being made at December 31, 2008.

17.  Concentrations of Credit Risk

CTBI’s banking subsidiary grants commercial, residential, and consumer loans to customers primarily located in eastern, northeastern, central, and south central Kentucky, northeastern Tennessee and southern West Virginia.  The Bank is continuing to manage all components of its portfolio mix in a manner to reduce risk from changes in economic conditions. Concentrations of credit, as defined for regulatory purposes, are reviewed quarterly by management to ensure that internally established limits based on Tier 1 Capital plus the allowance for loan and lease losses are not exceeded.  At December 31, 2008 and 2007, our concentrations of hotel/motel industry credits were 39% and 40% of Tier 1 Capital plus the allowance for loan and lease losses, respectively.    Coal mining and related support industries credits were 32% and 22%, respectively.  Lessors of residential buildings and dwellings credits were 31% and 30%, respectively.  Floorplan credits were 24% and 23% of Tier 1 Capital plus the allowance for loan and lease losses, respectively.  These percentages are within our internally established limits regarding concentrations of credit.

18.  Commitments and Contingencies

CTBI and our subsidiaries, and from time to time, our officers, are named defendants in legal actions arising from ordinary business activities.  Management, after consultation with legal counsel, believes any pending actions are without merit or that the ultimate liability, if any, will not materially affect our consolidated financial position or results of operations.

19.  Regulatory Matters

Our principal source of funds is dividends received from our subsidiary bank.  Regulations limit the amount of dividends that may be paid by our banking subsidiary without prior approval.  During 2009, approximately $20.5 million plus any 2009 net profits can be paid by our banking subsidiary without prior regulatory approval.

The Federal Reserve Bank adopted quantitative measures which assign risk weightings to assets and off-balance sheet items and also define and set minimum regulatory capital requirements (risk based capital ratios).  All banks are required to have a minimum Tier 1 (core capital) leverage ratio of 4% of adjusted quarterly average assets, Tier 1 capital of at least 4% of risk-weighted assets, and total capital of at least 8% of risk-weighted assets.  Tier 1 capital consists principally of shareholders’ equity including capital-qualifying subordinated debt but excluding unrealized gains and losses on securities available-for-sale, less goodwill and certain other intangibles.  Total capital consists of Tier 1 capital plus certain debt instruments and the reserve for credit losses, subject to limitation.  Failure to meet certain capital requirements can initiate certain actions by regulators that, if undertaken, could have a direct material effect on our consolidated financial statements.  The regulations also define well-capitalized levels of Tier 1 leverage, Tier 1, and total capital as 5%, 6%, and 10%, respectively.  We had Tier 1 leverage, Tier 1, and total capital ratios above the well-capitalized levels at December 31, 2008 and 2007.  We believe, as of December 31, 2008, CTBI meets all capital adequacy requirements for which it is subject to be defined as well-capitalized under the regulatory framework for prompt corrective action.

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

Consolidated Capital Ratios

	Actual		For Capital Adequacy Purposes		To Be Well-Capitalized Under Prompt Corrective Action Provision
(in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2008:
Tier 1 capital
(to average assets)	$300,111	10.37%	$115,761	4.00%	$144,702	5.00%
Tier 1 capital
(to risk weighted assets)	300,111	13.05	91,988	4.00	137,982	6.00
Total capital
(to risk weighted assets)	328,842	14.30	183,968	8.00	229,959	10.00

As of December 31, 2007:
Tier 1 capital
(to average assets)	$294,472	10.32%	$114,136	4.00%	$142,671	5.00%
Tier 1 capital
(to risk weighted assets)	294,472	13.24	88,964	4.00	133,447	6.00
Total capital
(to risk weighted assets)	322,243	14.49	177,912	8.00	222,390	10.00

Community Trust Bank, Inc.'s Capital Ratios

	Actual		For Capital Adequacy Purposes		To Be Well-Capitalized Under Prompt Corrective Action Provision
(in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2008:
Tier 1 capital
(to average assets)	$289,221	10.02%	$115,457	4.00%	$144,322	5.00%
Tier 1 capital
(to risk weighted assets)	289,221	12.60	91,816	4.00	137,724	6.00
Total capital
(to risk weighted assets)	317,952	13.85	183,655	8.00	229,568	10.00

As of December 31, 2007:
Tier 1 capital
(to average assets)	$285,211	10.02%	$113,857	4.00%	$142,321	5.00%
Tier 1 capital
(to risk weighted assets)	285,211	12.84	88,851	4.00	133,276	6.00
Total capital
(to risk weighted assets)	312,982	14.09	177,704	8.00	222,131	10.00

20.  Parent Company Financial Statements

Condensed Balance Sheets

(in thousands) December 31	2008	2007
Assets:
Cash on deposit	$5,701	$5,823
Investment in and advances to subsidiaries	360,974	353,848
Excess of cost over net assets acquired (net of accumulated amortization)	4,973	4,973
Other assets	256	154
Total assets	$371,904	$364,798

Liabilities and shareholders’ equity:
Subordinated debt	$61,341	$61,341
Other liabilities	2,357	2,102
Total liabilities	63,698	63,443

Shareholders’ equity	308,206	301,355

Total liabilities and shareholders’ equity	$371,904	$364,798

Condensed Statements of Income

(in thousands) Year Ended December 31	2008	2007	2006
Income:
Dividends from subsidiary banks	$20,620	$23,380	$14,410
Other income	41	1,207	42
Total income	20,661	24,587	14,452

Expenses:
Interest expense	4,000	4,364	5,414
Other expenses	1,084	3,163	848
Total expenses	5,084	7,527	6,262

Income before income taxes and equity in undistributed income of subsidiaries	15,577	17,060	8,190
Applicable income taxes	(1,725)	(2,184)	(2,123)
Income before equity in undistributed income of subsidiaries	17,302	19,244	10,313
Equity in undistributed income of subsidiaries	5,771	17,383	28,751

Net income	$23,073	$36,627	$39,064

Condensed Statements of Cash Flows

(in thousands) Year Ended December 31	2008	2007	2006
Cash flows from operating activities:
Net income	$23,073	$36,627	$39,064
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of subsidiaries	(5,771)	(17,383)	(28,751)
Excess tax benefit of stock-based compensation	343	245	250
Change in other assets and liabilities, net	1,036	2,646	601
Net cash provided by operating activities	18,681	22,135	11,358

Cash flows from investing activities:
Repayment of investments in and advances to subsidiaries	(1,158)	(1,228)	(711)
Redemption of investment in unconsolidated subsidiaries	0	1,841	0
Investment in unconsolidated subsidiaries	0	(1,841)	0
Other	0	0	2,356
Net cash provided by investing activities	(1,158)	(1,228)	1,645

Cash flows from financing activities:
Repayments of purchased funds and other short-term borrowings	0	(9)	0
Payment for redemption of junior subordinated debentures	0	(61,341)	0
Issuance of junior subordinated debentures	0	61,341	0
Issuance of common stock	2,731	2,760	3,182
Purchase of common stock	(2,631)	(6,185)	0
Excess tax benefit of stock-based compensation	(343)	(245)	(250)
Dividends paid	(17,402)	(16,364)	(15,658)
Net cash used in financing activities	(17,645)	(20,043)	(12,920)

Net increase (decrease) in cash and cash equivalents	(122)	864	83
Cash and cash equivalents at beginning of year	5,823	4,959	4,876
Cash and cash equivalents at end of year	$5,701	$5,823	$4,959

21.  Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

Year Ended December 31	2008	2007	2006
Numerator:
Net income (in thousands)	$23,073	$36,627	$39,064

Denominator:
Basic earnings per share:
Weighted average shares	15,016,606	15,150,029	15,086,478
Diluted earnings per share:
Effect of dilutive securities - stock options	143,796	222,391	213,420
Adjusted weighted average shares	15,160,402	15,372,420	15,299,898

Earnings per share:
Basic earnings per share	$1.54	$2.42	$2.59
Diluted earnings per share	1.52	2.38	2.55

At December 31, 2008, 286,324 stock options at a weighted average price of $34.42 were outstanding and were not used in the computation of diluted earnings per share because their exercise price was greater than the average market value of the common stock.  At December 31, 2007, 107,595 stock options at a price of $38.95 were outstanding and were not used in the computation of diluted earnings per share because their exercise price was greater than the average market value of the common stock.  At December 31, 2006, all outstanding stock options were used in the computation of diluted earnings per share.

22.  Accumulated Other Comprehensive Income

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

(in thousands)	2008	2007	2006
Reclassification adjustment, pretax:
Change in unrealized net gains (losses) arising during year	$(11,461)	$3,290	$1,654
Reclassification adjustment for net losses included in net income	14,564	0	0
Change in unrealized gains on securities available-for-sale	$3,103	$3,290	$1,654
Related tax effects:
Change in unrealized net gains (losses) arising during year	$(4,011)	$1,152	$579
Reclassification adjustment for net losses included in net income	5,097	0	0
Change in net deferred tax liability	$1,086	$1,152	$579
Reclassification adjustment, net of tax:
Change in unrealized net gains (losses) arising during year	$(7,450)	$2,138	$1,075
Reclassification adjustment for net losses included in net income	9,467	0	0
Change in other comprehensive income	$2,017	$2,138	$1,075

23.  FDIC One-Time Assessment Credit

Effective November 17, 2006, the FDIC implemented a one-time credit of $4.7 billion to eligible institutions.  The purpose of the credit was to recognize contributions made by certain institutions to capitalize the Bank Insurance Fund and Savings Association Insurance Fund, which have now been merged into the Deposit Insurance Fund.  The Bank was an eligible institution and received notice from the FDIC that its share of the credit was approximately $2.2 million.  As of December 31, 2008, the credit was fully absorbed.

24.  Subsequent Events

The FDIC has taken action that will result in increased FDIC insurance assessments for United States FDIC-insured financial institutions, including CTBI.  Under the deposit insurance restoration plan approved by the FDIC in October 2008, the Board set a rate schedule to raise the insurance reserve ratio to 1.15 percent within five years.  On February 27, 2009, the FDIC announced that the restoration plan horizon has been extended to seven years in light of the current significant strains on banks and the financial system and the likelihood of a severe recession. In addition, the FDIC announced a special assessment of up to 20 basis points to be collected on September 30, 2009.  The FDIC may also impose an emergency special assessment after June 30, 2009 of up to 10 basis points if the FDIC deems that an additional special assessment in necessary to maintain public confidence in federal deposit insurance.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Audit Committee, Board of Directors and Shareholders
Community Trust Bancorp, Inc.
Pikeville, Kentucky

We have audited Community Trust Bancorp, Inc.’s (Company) internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management report on internal control.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company and our report dated March 13, 2009, expressed an unqualified opinion thereon.

/s/ BKD, LLP
Louisville, Kentucky
March 13, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Audit Committee, Board of Directors and Shareholders
Community Trust Bancorp, Inc.
Pikeville, Kentucky

We have audited the accompanying consolidated balance sheets of Community Trust Bancorp, Inc. (Company) as of December 31, 2008 and 2007, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2008.  The Company’s management is responsible for these consolidated financial statements.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  Our audits included examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with accounting principles generally accepted in the Unites States of America.

As discussed in Note 15, in 2008 the Company changed its method of accounting for fair value measurements in accordance with Statement of Financial Accounting Standards No. 157.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission  and our report dated March 13, 2009, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ BKD, LLP
Louisville, Kentucky
March 13, 2009

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

CTBI's management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934.  As of December 31, 2008, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and the Executive Vice President/Treasurer, of the effectiveness of the design and operation of CTBI's disclosure controls and procedures.  Based on that evaluation, management concluded that disclosure controls and procedures as of December 31, 2008 were effective in ensuring material information required to be disclosed in this annual report on Form 10-K was recorded, processed, summarized, and reported on a timely basis.  Additionally, there were no changes in CTBI's internal control over financial reporting that occurred during the year ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, CTBI's internal control over financial reporting.

Management's responsibilities related to establishing and maintaining effective disclosure controls and procedures include maintaining effective internal controls over financial reporting that are designed to produce reliable financial statements in accordance with accounting principles generally accepted in the United States.  There have been no significant changes in CTBI's internal controls or in other factors that could significantly affect internal controls subsequent to December 31, 2008.

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

Management has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2008 based on the control criteria established in a report entitled Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, we have concluded that CTBI’s internal control over financial reporting is effective as of December 31, 2008.

The effectiveness of CTBI’s internal control over financial reporting as of December 31, 2008 has been audited by BKD, LLP, an independent registered public accounting firm that audited the CTBI’s consolidated financial statements included in this annual report.

Date: March 13, 2009	By:	/s/ Jean R. Hale
Jean R. Hale
Chairman, President and Chief Executive Officer

By:	/s/ Kevin J. Stumbo
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

Equity Compensation Plan Information

The following table provides information as of December 31, 2008, with respect to compensation plans under which common shares of CTBI are authorized for issuance to officers or employees in exchange for consideration in the form of services provided to CTBI and/or its subsidiaries.  We currently maintain one active and one inactive incentive stock option plans covering key employees.  The 2006 Stock Ownership Incentive Plan (“2006 Plan”) was approved by the Board of Directors and the Shareholders in 2006.  The 2006 Plan had 1,500,000 shares authorized, 1,477,533 of which were available at December 31, 2008 for future grants.  In addition, any shares reserved for issuance under the 1998 Stock Option Plan (“1998 Plan”) in excess of the number of shares as to which options or other benefits are awarded thereunder, plus any shares as to which options or other benefits granted under the 1998 Plan may lapse, expire, terminate or be canceled, shall also be reserved and available for issuance or reissuance under the 2006 Plan.  The 1998 Plan was approved by the Board of Directors and the Shareholders in 1998.  As of December 31, 2008, the 1998 Plan had 1,046,831 shares authorized, 154,287 of which were transferred to the 2006 Plan.  The 1989 Stock Option Plan (“1989 Plan”) was approved by the Board of Directors and the Shareholders in 1989.  The 1989 Stock Option Plan (“1989 Plan”) has no remaining options available for grant.

	A	B	C
Plan Category	Number of Common Shares to be Issued Upon Exercise/Vesting	Weighted Average Price	Number of Securities Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in Column A)
Equity compensation plans approved by shareholders:
Stock options	666	$ 26.70	1,478
Restricted stock	11	28.32
Equity compensation plans not approved by shareholders	0	--	0

Total	677	$ 26.73	1,478

Additional information regarding CTBI’s stock option plans can be found in notes 1 and 13 to the consolidated financial statements.

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

10.7	Senior Management Incentive Compensation Plan (2009) {incorporated herein by reference to current report on Form 8-K dated January 27, 2009}

10.8	Restricted Stock Agreement {incorporated herein by reference to current report on Form 8-K dated January 29, 2008}

21	List of subsidiaries

23.1	Consent of BKD, LLP, Independent Registered Public Accounting Firm

31.1	Certification of Principal Executive Officer (Jean R. Hale, Chairman, President and CEO)

31.2	Certification of Principal Financial Officer (Kevin J. Stumbo, Executive Vice President and Treasurer)

32.1	Certification of Jean R. Hale, Chairman, President and CEO, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Kevin J. Stumbo, Executive Vice President and Treasurer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

 (b)Exhibits

The response to this portion of Item 15 is submitted as a separate section of this report.

(c)Financial Statement Schedules

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf the undersigned, thereunto duly authorized.

COMMUNITY TRUST BANCORP, INC.

Date: March 13, 2009	By:	/s/ Jean R. Hale
Jean R. Hale
Chairman, President and Chief Executive Officer

By:	/s/ Kevin J. Stumbo
Kevin J. Stumbo
Executive Vice President and Treasurer
(Principal Financial Officer)

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

March 13, 2009	/s/ Jean R. Hale	Chairman, President, and Chief Executive Officer
Jean R. Hale

March 13, 2009	/s/ Kevin J. Stumbo	Executive Vice President and Treasurer (Principal Financial Officer)
Kevin J. Stumbo

March 13, 2009	/s/ Charles J. Baird	Director
Charles J. Baird

March 13, 2009	/s/ Nick Carter	Director
Nick Carter

March 13, 2009	/s/ Nick A. Cooley	Director
Nick A. Cooley

March 13, 2009	/s/ James E. McGhee, II	Director
James E. McGhee II

March 13, 2009	/s/ M. Lynn Parrish	Director
M. Lynn Parrish

March 13, 2009	/s/ Paul E. Patton	Director
Paul E. Patton

March 13, 2009	/s/ James R. Ramsey	Director
James R. Ramsey

COMMUNITY TRUST BANCORP, INC. AND SUBSIDIARIES
INDEX TO EXHIBITS

Exhibit No.	Description of Exhibits
3.1	Articles of Incorporation for CTBI {incorporated herein by reference}

3.2	By-laws of CTBI as amended July 25, 1995 {incorporated herein by reference}

3.3	By-laws of CTBI as amended January 29, 2008 {incorporated herein by reference}

10.1	Community Trust Bancorp, Inc. Employee Stock Ownership Plan (effective January 1, 2007) {incorporated herein by reference}

10.2
Community Trust Bancorp, Inc. Savings and Employee Stock Ownership Plan (Amendment Number One effective January 1, 2002, Amendment Number Two effective January 1, 2004, Amendment Number Three effective March 28, 2005, and Amendment Number Four effective January 1, 2006) {incorporated herein by reference}

10.3	Second restated Pikeville National Corporation 1989 Stock Option Plan (commonly known as Community Trust Bancorp, Inc. 1989 Stock Option Plan) {incorporated herein by reference}

10.4	Community Trust Bancorp, Inc. 1998 Stock Option Plan {incorporated herein by reference}

10.5	Community Trust Bancorp, Inc. 2006 Stock Ownership Incentive Plan {incorporated herein by reference}

10.6	Form of Severance Agreement between Community Trust Bancorp, Inc. and executive officers (currently in effect with respect to eleven executive officers) {incorporated herein by reference}

10.7	Senior Management Incentive Compensation Plan (2009) {incorporated herein by reference}

10.8	Restricted Stock Agreement {incorporated herein by reference}

21	List of subsidiaries

23.1	Consent of BKD, LLP, Independent Registered Public Accounting Firm

31.1	Certification of Principal Executive Officer (Jean R. Hale, Chairman, President and CEO)

31.2	Certification of Principal Financial Officer (Kevin J. Stumbo, Executive Vice President and Treasurer)

32.1	Certification of Jean R. Hale, Chairman, President and CEO, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Kevin J. Stumbo, Executive Vice President and Treasurer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002