Form 10-Q
period 2009-03-31
COMMUNITY TRUST BANCORP INC /KY/
filed 2009-05-08
CIK 350852

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Common stock – 15,134,248 shares outstanding at April 30, 2009

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

The accompanying information has not been audited by independent registered public accountants; however, in the opinion of management such information reflects all adjustments necessary for a fair presentation of the results for the interim period.  All such adjustments are of a normal and recurring nature.

The accompanying condensed consolidated financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all of the disclosures normally required by accounting principles generally accepted in the United States of America or those normally made in the Registrant’s annual report on Form 10-K.  Accordingly, the reader of the Form 10-Q should refer to the Registrant’s Form 10-K for the year ended December 31, 2008 for further information in this regard.

Community Trust Bancorp, Inc.
Condensed Consolidated Balance Sheets

(dollars in thousands)	(unaudited) March 31 2009	December 31 2008
Assets:
Cash and due from banks	$86,646	$89,576
Interest bearing deposits	6,601	5,422
Federal funds sold	97,498	45,880
Cash and cash equivalents	190,745	140,878

Other short-term investments	23,620	100
Securities available-for-sale at fair value
(amortized cost of $263,661 and $265,999, respectively)	267,003	267,376
Securities held-to-maturity at amortized cost
(fair value of $24,150 and $25,496, respectively)	23,782	25,597
Loans held for sale	3,085	623

Loans	2,335,607	2,348,651
Allowance for loan losses	(30,599)	(30,821)
Net loans	2,305,008	2,317,830

Premises and equipment, net	51,280	51,590
Federal Reserve Bank and Federal Home Loan Bank stock	29,045	29,040
Goodwill	65,059	65,059
Core deposit intangible (net of accumulated amortization of $6,380 and
$6,222, respectively)	1,124	1,282
Bank owned life insurance	25,289	24,135
Mortgage servicing rights	2,475	2,168
Other assets	34,684	28,853
Total assets	$3,022,199	$2,954,531

Liabilities and shareholders’ equity:
Deposits
Noninterest bearing	$469,096	$450,360
Interest bearing	1,914,344	1,881,474
Total deposits	2,383,440	2,331,834

Repurchase agreements	148,707	157,422
Federal funds purchased and other short-term borrowings	26,497	11,492
Advances from Federal Home Loan Bank	60,708	60,727
Long-term debt	61,341	61,341
Other liabilities	28,892	23,509
Total liabilities	2,709,585	2,646,325

Shareholders’ equity:
Preferred stock, 300,000 shares authorized and unissued	-	-
Common stock, $5 par value, shares authorized 25,000,000;
shares outstanding 2009 –15,075,662 ; 2008 – 15,066,248	75,378	75,331
Capital surplus	150,472	150,037
Retained earnings	84,783	81,943
Accumulated other comprehensive income, net of tax	1,981	895
Total shareholders’ equity	312,614	308,206

Total liabilities and shareholders’ equity	$3,022,199	$2,954,531

See notes to condensed consolidated financial statements.

Community Trust Bancorp, Inc.
Condensed Consolidated Statements of Income and Other Comprehensive Income
(unaudited)

	Three Months Ended
	March 31
(in thousands except per share data)	2009	2008
Interest income:
Interest and fees on loans, including loans held for sale	$34,188	$39,755
Interest and dividends on securities
Taxable	2,599	3,412
Tax exempt	430	474
Interest and dividends on Federal Reserve and Federal Home Loan Bank stock	344	509
Other, including interest on federal funds sold	115	530
Total interest income	37,676	44,680

Interest expense:
Interest on deposits	11,054	15,527
Interest on repurchase agreements and other short-term borrowings	672	1,468
Interest on advances from Federal Home Loan Bank	476	377
Interest on long-term debt	1,000	1,000
Total interest expense	13,202	18,372

Net interest income	24,474	26,308
Provision for loan losses	1,981	2,369
Net interest income after provision for loan losses	22,493	23,939

Noninterest income:
Service charges on deposit accounts	4,949	5,099
Gains on sales of loans, net	1,931	546
Trust income	1,162	1,191
Loan related fees	748	299
Bank owned life insurance	256	263
Securities gains (losses)	519	(50)
Other	1,188	1,395
Total noninterest income	10,753	8,743

Noninterest expense:
Salaries and employee benefits	11,268	10,711
Occupancy, net	1,804	1,626
Equipment	1,119	1,053
Data processing	1,487	1,381
Bank franchise tax	910	890
Legal and professional fees	1,070	713
Other	4,764	3,627
Total noninterest expense	22,422	20,001

Income before income taxes	10,824	12,681
Income taxes	3,461	4,136
Net income	7,363	8,545

Other comprehensive income, net of tax:
Unrealized holding gains on securities available-for-sale	1,086	3,031
Comprehensive income	$8,449	$11,576

Basic earnings per share	$0.49	$0.57
Diluted earnings per share	$0.48	$0.57

Weighted average shares outstanding-basic	15,076	15,000
Weighted average shares outstanding-diluted	15,193	15,116

Dividends per share	$0.30	$0.29

See notes to condensed consolidated financial statements.

Community Trust Bancorp, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Three months ended
	March 31
(in thousands)	2009	2008

Cash flows from operating activities:
Net income	$7,363	$8,545
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,274	1,292
Deferred taxes	3,191	1,492
Stock based compensation	147	186
Excess tax benefits of stock-based compensation	149	241
Provision for loan and other real estate losses	2,308	2,401
Securities gains/(losses)	(519)	50
Gains on sale of mortgage loans held for sale	(1,931)	(546)
Losses on sale of assets, net	(11)	(37)
Proceeds from sale of mortgage loans held for sale	96,211	26,056
Funding of mortgage loans held for sale	(96,742)	(24,485)
Amortization of securities premiums, net	168	(7)
Change in cash surrender value of bank owned life insurance	(209)	(223)
Fair value adjustments of mortgage servicing rights	274	535
Changes in:
Other liabilities	1,305	996
Other assets	(1,714)	1,422
Net cash provided by operating activities	11,264	17,804

Cash flows from investing activities:
Investment in other short-term investments	(23,520)	0
Securities available-for-sale:
Proceeds from sales	37,209	29,950
Proceeds from prepayments and maturities	15,242	10,425
Purchase of securities	(49,745)	(11,443)
Securities held-to-maturity:
Proceeds from prepayments and maturities	2,283	1,832
Purchase of securities	(480)	0
Change in loans, net	5,387	(27,383)
Purchase of premises, equipment, and other real estate	(806)	(574)
Proceeds from sale of premises and equipment	9	0
Additional investment in equity securities	(5)	(4)
Proceeds from sale of other real estate and other repossessed assets	460	2,155
Additional investment in other real estate owned	(29)	(76)
Additional investment in bank owned life insurance	(945)	0
Net cash provided by (used in) investing activities	(14,940)	4,882

Cash flows from financing activities:
Change in deposits, net	51,606	12,403
Change in repurchase agreements and other short-term borrowings, net	6,290	(20,094)
Payments on advances from Federal Home Loan Bank	(19)	(48)
Issuance of common stock	333	647
Purchase of common stock	0	(2,631)
Excess tax benefits of stock-based compensation	(149)	(241)
Dividends paid	(4,518)	(4,360)
Net cash provided by (used in) financing activities	53,543	(14,324)
Net increase in cash and cash equivalents	49,867	8,362
Cash and cash equivalents at beginning of period	140,878	137,250
Cash and cash equivalents at end of period	$190,745	$145,612

Supplemental disclosures:
Income taxes paid	$52	$1,254
Interest paid	15,261	16,940
Non-cash activities
Loans to facilitate the sale of other real estate and other repossessed assets	81	281
Common stock dividends accrued, paid in subsequent quarter	4,523	4,339
Real estate acquired in settlement of loans	5,535	1,921

See notes to condensed consolidated financial statements.

Community Trust Bancorp, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1 - Summary of Significant Accounting Policies

In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments (which consist of normal recurring accruals) necessary, to present fairly the condensed consolidated financial position as of March 31, 2009, the results of operations for the three months ended March 31, 2009 and 2008, and the cash flows for the three months ended March 31, 2009 and 2008.  In accordance with accounting principles generally accepted in the United States of America for interim financial information, these statements do not include certain information and footnote disclosures required by accounting principles generally accepted in the United States of America for complete annual financial statements.  The condensed consolidated balance sheet as of December 31, 2008 has been derived from the audited consolidated financial statements of Community Trust Bancorp, Inc. (“CTBI”) for that period.  The results of operations for the three months ended March 31, 2009 and 2008, and the cash flows for the three months ended March 31, 2009 and 2008, are not necessarily indicative of the results to be expected for the full year.  For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2008, included in CTBI’s Annual Report on Form 10-K.

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

New Accounting Standards –

➢ Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities – This FASB Staff Position No. EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method described in paragraphs 60 and 61 of FASB Statement No. 128, Earnings Per Share.  This FSP was effective January 1, 2009, and did not have a significant impact on our consolidated financial statements.

➢ Business Combinations (Revised 2007) – The FASB recently issued SFAS 141(R), which replaces FAS 141, Business Combinations, and applies to all transactions and other events in which one entity obtains control over one or more other businesses.  SFAS 141R requires an acquirer, upon initially obtaining control of another entity, to recognize the assets, liabilities, and any non-controlling interest in the acquiree at fair value as of the acquisition date.  Contingent consideration is required to be recognized and measured at fair value on the date of acquisition rather than at a later date when the amount of that consideration may be determinable beyond a reasonable doubt.  This fair value approach replaces the cost-allocation process required under SFAS 141 whereby the cost of an acquisition was allocated to the individual assets acquired and liabilities assumed based on their estimated fair value.  SFAS 141R requires acquirers to expense acquisition-related costs as incurred rather than allocating such costs to the assets acquired and liabilities assumed as was previously the case under SFAS 141.  Under SFAS 141R, the requirements of SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities, would have to be met in order to accrue for a restructuring plan in purchase accounting.  Pre-acquisition contingencies are to be recognized at fair value, unless it is a non-contractual contingency that is not likely to materialize, in which case, nothing should be recognized in purchase accounting, and instead, that contingency would be subject to the probable and estimable recognition criteria of SFAS 5, Accounting for Contingencies.  This Statement defines a bargain purchase as a business combination in which the total acquisition date fair value of the identifiable net assets acquired exceeds the fair value of the consideration transferred plus any noncontrolling interest in the acquiree, and it requires the acquirer to recognize that excess in earnings as a gain attributable to the acquirer. In contrast, Statement 141 required the “negative goodwill” amount to be allocated as a pro rata reduction of the amounts that otherwise would have been assigned to particular assets acquired.  SFAS 141R is effective for business combinations occurring after January 1, 2009.

➢ Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly –FSP SFAS 157-4 affirms that the objective of fair value when the market for an asset is not active is the price that would be received to sell the asset in an orderly transaction and clarifies and includes additional factors for determining whether there has been a significant decrease in market activity for an asset when the market for that asset is not active.  FSP SFAS 157-4 requires an entity to base its conclusion about whether a transaction was not orderly on the weight of the evidence.  FSP SFAS 157-4 also amended SFAS 157, Fair Value Measurements, to expand certain disclosure requirements.  This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  CTBI did not elect to early adopt.  This FSP is not expected to have a significant impact on our consolidated financial statements.

➢ Recognition and Presentation of Other-Than-Temporary Impairments – FSP SFAS 115-2 and SFAS 124-2 (i) changes existing guidance for determining whether an impairment is other than temporary to debt securities and (ii) replaces the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert: (a) it does not have the intent to sell the security; and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis. Under FSP SFAS 115-2 and SFAS 124-2, declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses.  The amount of the impairment related to other factors is recognized in other comprehensive income.  This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  CTBI did not elect to early adopt.  This FSP is not expected to have a significant impact on our consolidated financial statements.

➢ Interim Disclosures about Fair Value of Financial Instruments – FSP SFAS 107-1 and APB 28-1 amends SFAS 107, Disclosures about Fair Value of Financial Instruments, to require an entity to provide disclosures about fair value of financial instruments in interim financial information and amends Accounting Principles Board (APB) Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. Under FSP SFAS 107-1 and APB 28-1, a publicly traded company shall include disclosures about the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods. In addition, entities must disclose, in the body or in the accompanying notes of its summarized financial information for interim reporting periods and in its financial statements for annual reporting periods, the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position, as required by SFAS 107.  The new interim disclosures required by FSP SFAS 107-1 and APB 28-1 will be included in our interim financial statements beginning with the second quarter of 2009.  This FSP is not expected to have a significant impact on our consolidated financial statements.

➢ Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies – FSP SFAS 141R-1 amends the guidance in SFAS 141R to require that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value if fair value can be reasonably estimated.  If fair value of such an asset or liability cannot be reasonably estimated, the asset or liability would generally be recognized in accordance with SFAS 5, Accounting for Contingencies, and FASB Interpretation (FIN) No. 14, Reasonable Estimation of the Amount of a Loss.  FSP SFAS 141R-1 removes subsequent accounting guidance for assets and liabilities arising from contingencies from SFAS 141R and requires entities to develop a systematic and rational basis for subsequently measuring and accounting for assets and liabilities arising from contingencies.  FSP SFAS 141R-1 eliminates the requirement to disclose an estimate of the range of outcomes of recognized contingencies at the acquisition date.  For unrecognized contingencies, entities are required to include only the disclosures required by SFAS 5. FSP SFAS 141R-1 also requires that contingent consideration arrangements of an acquiree assumed by the acquirer in a business combination be treated as contingent consideration of the acquirer and should be initially and subsequently measured at fair value in accordance with SFAS 141R.  FSP SFAS 141R-1 is effective for assets or liabilities arising from contingencies CTBI acquires in business combinations occurring after January 1, 2009.

Note 2 – Stock-Based Compensation

CTBI’s compensation expense related to stock option grants was $124 thousand and $175 thousand, respectively, for the three months ended March 31, 2009 and 2008, respectively.  Restricted stock expense for the first three months of 2009 and 2008 was $22 thousand and $11 thousand, respectively.  As of March 31, 2009, there was a total of $0.8 million of unrecognized compensation expense related to unvested stock option awards that will be recognized as expense as the awards vest over a weighted average period of 1.2 years.

There were options to purchase 9,000 shares of CTBI common stock and 5,710 shares of restricted stock granted during the three months ended March 31, 2009.  The options were granted pursuant to the terms of the 2006 Stock Ownership Incentive Plan, with an exercise price per share of $29.82 (equal to fair market value on date of grant), a term of 10 years, and vesting in five years.   The restrictions on the restricted stock will lapse at the end of five years.  However, in the event of a change in control of CTBI or the death of the participant, the restrictions will lapse.  In the event of the disability of the participant, the restrictions will lapse on a pro rata basis (with respect to 20% of the participant’s restricted stock for each year since the date of award). The Compensation Committee of the Board of Directors will have discretion to review and revise restrictions applicable to a participant’s restricted stock in the event of the participant’s retirement.  There were options to purchase 63,700 shares of CTBI common stock and 11,076 shares of restricted stock granted during the three months ended March 31, 2008.

The fair values of options granted during the three months ended March 31, 2009 and 2008, were established at the date of grant using a Black-Scholes option pricing model with the weighted average assumptions as follows:

	Three Months Ended
	March 31
	2009	2008
Expected dividend yield	4.02%	4.10%
Risk-free interest rate	2.23%	3.23%
Expected volatility	37.12%	31.01%
Expected term (in years)	7.5	7.5
Weighted average fair value of options	$7.69	$6.41

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

The amortized cost and fair value of securities at March 31, 2009 are summarized as follows:

Available-for-Sale

(in thousands)	Amortized Cost	Fair Value
U.S. Treasury and government agencies	$11,998	$12,107
State and political subdivisions	44,385	44,978
U.S. government sponsored agencies and mortgage-backed pass through certificates	186,737	189,797
Collateralized mortgage obligations	1	1
Total debt securities	243,121	246,883
Marketable equity securities	20,540	20,120
Total available-for-sale securities	$263,661	$267,003

Held-to-Maturity

(in thousands)	Amortized Cost	Fair Value
State and political subdivisions	$1,576	$1,586
U.S. government sponsored agencies and mortgage-backed pass through certificates	21,726	22,084
Other debt securities	480	480
Total held-to-maturity securities	$23,782	$24,150

The amortized cost and fair value of securities as of December 31, 2008 are summarized as follows:

Available-for-Sale

(in thousands)	Amortized Cost	Fair Value
U.S. Treasury and government agencies	$18,330	$18,906
State and political subdivisions	39,738	39,844
U.S. government sponsored agencies and mortgage-backed pass through certificates	187,390	188,305
Collateralized mortgage obligations	1	1
Other debt securities	20,000	19,780
Total debt securities	265,459	266,836
Marketable equity securities	540	540
Total available-for-sale securities	$265,999	$267,376

Held-to-Maturity

(in thousands)	Amortized Cost	Fair Value
State and political subdivisions	$1,576	$1,585
U.S. government sponsored agencies and mortgage-backed pass through certificates	24,021	23,911
Total held-to-maturity securities	$25,597	$25,496

Note 4 – Loans

Major classifications of loans, net of unearned income and deferred loan origination costs, are summarized as follows:

(in thousands)	March 31 2009	December 31 2008
Commercial construction	$143,660	$156,425
Commercial secured by real estate	682,003	663,663
Commercial other	373,903	365,685
Real estate construction	52,265	56,298
Real estate mortgage	578,432	609,394
Consumer	488,738	484,843
Equipment lease financing	16,606	12,343
Total loans	$2,335,607	$2,348,651

Activity in the allowance for loan and lease losses was as follows:

	Three Months Ended
	March 31
(in thousands)	2009	2008
Allowance balance at January 1	$30,821	$28,054
Additions to allowance charged against operations	1,981	2,369
Recoveries credited to allowance	856	586
Losses charged against allowance	(3,059)	(2,410)
Allowance balance at March 31	$30,599	$28,599

Note 5 – Mortgage Servicing Rights

The following table presents the components of mortgage banking income:

	Three Months Ended
	March 31
(in thousands)	2009	2008
Net gain on sale of loans held for sale	$1,931	$546
Net loan servicing income
Servicing fees	238	213
Late fees	18	17
Ancillary fees	226	71
Fair value adjustments	(274)	(535)
Net loan servicing income (loss)	208	(234)
Mortgage banking income	$2,139	$312

Mortgage loans serviced for others are not included in the accompanying balance sheets.  Loans serviced for the benefit of others (primarily FHLMC) were $392 million at March 31, 2009 and $349 million at December 31, 2008.  Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors, and processing foreclosures.  Custodial escrow balances maintained in connection with the foregoing loan servicing, and included in demand deposits, were approximately $0.8 million at March 31, 2009 compared to $0.4 million at December 31, 2008.

Activity for capitalized mortgage servicing rights using the fair value method was as follows:

	Three Months Ended
	March 31
(in thousands)	2009	2008
Fair value, beginning of period	$2,168	$3,258
New servicing assets created	581	113
Change in fair value during the period due to:
Time decay (1)	(33)	(42)
Payoffs (2)	(202)	(72)
Changes in valuation inputs or assumptions (3)	(39)	(420)
Fair value, end of period	$2,475	$2,837

(1)	Represents decrease in value due to regularly scheduled loan principal payments and partial loan paydowns.
(2)	Represents decrease in value due to loans that paid off during the period.
(3)	Represents change in value resulting from market-driven changes in interest rates and prepayment speeds.

The fair value of capitalized mortgage servicing rights was $2.5 million at March 31, 2009 compared to $2.2 million at December 31, 2008.  Fair values for the quarters ended March 31, 2009 and December 31, 2008 were determined by third-party valuations using a discount rate of 10% and weighted average default rates of 1.6% and 1.7%, respectively.  Prepayment speeds generated using the Andrew Davidson Prepayment Model averaged 20.4% at March 31, 2009 compared to 20.7% at December 31, 2008.  MSR values are very sensitive to movement in interest rates as expected future net servicing income depends on the projected balance of the underlying loans, which can be greatly impacted by the level of prepayments.  CTBI does not currently hedge against changes in the fair value of its MSR portfolio.

Note 6 – Borrowings

Short-term debt consists of the following:

(in thousands)	March 31 2009	December 31 2008
Subsidiaries:
Repurchase agreements	$148,707	$157,422
Federal funds purchased	26,497	11,492
Total short-term debt	$175,204	$168,914

Effective July 28, 2008, CTBI extended its revolving note agreement for a line of credit in the amount of $12 million, all of which is currently available to meet any future cash needs.  The agreement will mature on July 29, 2009.  We expect to renew this agreement upon maturity.

All federal funds purchased and the majority of repurchase agreements mature and reprice daily.  The average rates paid for federal funds purchased and repurchase agreements on March 31, 2009 were 0.21% and 1.65%, respectively.

Federal Home Loan Bank advances consisted of the following monthly amortizing and term borrowings:

(in thousands)	March 31 2009	December 31 2008
Monthly amortizing	$708	$727
Term	60,000	60,000
	$60,708	$60,727

The advances from the Federal Home Loan Bank that require monthly principal payments were due for repayment as follows:

	Principal Payments Due by Period at March 31, 2009
(in thousands)	Total	Within 1 Year	2 Years	3 Years	4 Years	5 Years	After 5 Years
Outstanding advances, weighted average interest rate – 3.74%	$708	$467	$189	$8	$8	$8	$28

The term advances that require the total payment to be made at maturity follow:

(in thousands)	March 31 2009	December 31 2008
Advance #154, 3.17%, due 8/04/09	$20,000	$20,000
Advance #155, 3.18%, due 9/02/09	40,000	40,000
Total Term Advances	$460,000	$60,000

Advances totaling $60.7 million at March 31, 2009 were collateralized by FHLB stock of $24.7 million and a blanket lien on qualifying first mortgage loans.  As of March 31, 2009, CTBI had a $386 million FHLB borrowing capacity, leaving $234 million available for additional advances.  The advances had fixed interest rates ranging from 1.00% to 4.00% with a weighted average rate of 3.18%.  The advances are subject to restrictions or penalties in the event of prepayment.

Long-term debt consists of the following:

(in thousands)	March 31 2009	December 31 2008
Junior subordinated debentures, 6.52%, due 6/1/37	$61,341	$61,341

CTBI has outstanding $61.3 million in junior subordinated debentures with an unconsolidated Delaware statutory trust subsidiary which in turn issued $59.5 million of capital securities in a private placement to institutional investors.  The debentures, which mature in 30 years but are redeemable at par at CTBI's option after five years, were issued at a rate of 6.52% until June 1, 2012, and thereafter at a floating rate based on the three-month LIBOR plus 1.59%.  The underlying capital securities were issued at the equivalent rates and terms.  The proceeds of the debentures were used to fund the redemption on April 2, 2007 of all CTBI's outstanding 9.0% and 8.25% junior subordinated debentures in the total amount of $61.3 million.

Note 7 – Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended
	March 31
(in thousands)	2009	2008
Numerator:
Net income	$7,363	$8,545

Denominator:
Basic earnings per share:
Weighted average shares	15,076	15,000
Diluted earnings per share:
Effect of dilutive stock options	117	116
Adjusted weighted average shares	15,193	15,116

Earnings per share:
Basic earnings per share	$0.49	$0.57
Diluted earnings per share	0.48	0.57

Options to purchase 328,324 common shares were excluded from the diluted calculations above for the three months ended March 31, 2009 because the exercise prices on the options were greater than the average market price for the period.  Options to purchase 394,369 common shares were excluded from the calculations for the three months ended March 31, 2008.

Note 8 – Fair Value of Financial Assets and Liabilities

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

Assets Measured on a Recurring Basis

The following table presents information about CTBI’s assets measured at fair value on a recurring basis as of March 31, 2009, and indicates the fair value hierarchy of the valuation techniques utilized by CTBI to determine such fair value.

(in thousands)		Fair Value Measurements at March 31, 2009 Using
	Fair Value March 31 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities	$267,003	$0	$266,792	$211
Mortgage servicing rights	2,475	0	0	2,475
Total recurring assets measured at fair value	$269,478	$0	$266,792	$2,686

Securities Available-for-Sale – Level 2 Inputs.  For these securities, CTBI obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions, among other things.

Securities Available-for-Sale – Level 3 Inputs.  The securities owned by CTBI that were measured using Level 3 criteria are auction rate securities issued by FNMA. These securities were valued using an independent third party.  For these securities, the valuation methods used were (1) a discounted cash flow model valuation, where the expected cash flows of the securities are discounted to the present using a yield that incorporates compensation for illiquidity and (2) a market comparables method, where the securities are valued based on indications, from the secondary market, of what discounts buyers demand when purchasing similar securities.  Using these methods, the auction rate securities are classified as Level 3.

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

Following is a reconciliation of the beginning and ending balances of recurring fair value measurements using significant unobservable (Level 3) inputs:

(in thousands)	Available-for-Sale Securities	Mortgage Servicing Rights
Beginning balance, January 1, 2009	$540	$2,168
Total realized and unrealized gains and losses
Included in net income	0	(39)
Purchases, issuances, and settlements	(329)	346
Ending balance, March 31, 2009	$211	$2,475

Assets Measured on a Non-Recurring Basis

Assets measured at fair value on a non-recurring basis are summarized below:

(in thousands)		Fair Value Measurements at March 31, 2009 Using
	Fair Value March 31 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)
Impaired loans	$1,787	$0	$0	$1,787	$(697)
Other real estate/assets owned	7,116	0	0	7,116	(327)

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

Other real estate/assets owned – Level 3 Inputs.  In accordance with the provisions of Statement 144, long-lived assets held for sale with a carrying amount of $7.1 million were written down to their fair value less costs to sale during the quarter.  Long-lived assets are subject to nonrecurring fair value adjustments to reflect partial write-downs that are based on the observable market price or current appraised value of the collateral.

Item 2.  Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Overview

Community Trust Bancorp, Inc. (“CTBI”) is a bank holding company headquartered in Pikeville, Kentucky.  At March 31, 2009, CTBI owned one commercial bank and one trust company.  Through its subsidiaries, CTBI has seventy-seven banking locations in eastern, northeastern, central, and south central Kentucky and southern West Virginia, and five trust offices across Kentucky.  At March 31, 2009, CTBI had total consolidated assets of $3.0 billion and total consolidated deposits, including repurchase agreements, of $2.5 billion, making it the largest depository of Kentucky based deposits of any bank holding company headquartered in the Commonwealth of Kentucky.  Total shareholders’ equity at March 31, 2009 was $313.0 million.

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

We believe the application of our accounting policies and the estimates required therein are reasonable.  These accounting policies and estimates are constantly reevaluated, and adjustments are made when facts and circumstances dictate a change.  Historically, we have found our application of accounting policies to be appropriate, and actual results have not differed materially from those determined using necessary estimates.

See note 1 to the condensed consolidated financial statements for further information regarding our accounting policies.  We have identified the following critical accounting policies:

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

Available-for-Sale Securities – Available-for-sale securities are valued using the following valuation techniques:

Securities Available-for-Sale – Level 2 Inputs.  For these securities, CTBI obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions, among other things.

Securities Available-for-Sale – Level 3 Inputs.  The securities owned by CTBI that were measured using Level 3 criteria are auction rate securities issued by FNMA.  These securities were valued using an independent third party.  For these securities, the valuation methods used were (1) a discounted cash flow model valuation, where the expected cash flows of the securities are discounted to the present using a yield that incorporates compensation for illiquidity and (2) a market comparables method, where the securities are valued based on indications, from the secondary market, of what discounts buyers demand when purchasing similar securities.  Using these methods, the auction rate securities are classified as Level 3.

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

Historical loss rates for commercial and retail loans are adjusted for significant factors that, in management’s judgment, reflect the impact of any current conditions on loss recognition.  Factors that we consider include delinquency trends, current economic conditions and trends, strength of supervision and administration of the loan portfolio, levels of underperforming loans, level of recoveries to prior year’s charge offs, trend in loan losses, industry concentrations and their relative strengths, amount of unsecured loans and underwriting exceptions.  These factors are reviewed quarterly and a weighted range developed with a “most likely” scenario determined.  The total of each of these weighted factors is then applied against the applicable portion of the portfolio and the ALLL is adjusted accordingly.

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

Other Real Estate – Real estate acquired by foreclosure is carried at the lower of the investment in the property or its fair value.  Other real estate owned by CTBI included in other assets at March 31, 2009 and December 31, 2008 was $15.2 million and $10.4 million, respectively.

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

Bank Owned Life Insurance – CTBI’s bank owned life insurance policies are carried at their cash surrender value.  We recognize tax-free income from the periodic increases in cash surrender value of these policies and from death benefits.

Mortgage Servicing Rights – Mortgage servicing rights (“MSRs”) are carried at fair market value with the implementation of SFAS 156 in January 2007.  MSRs are valued using Level 3 inputs as defined in SFAS 157.  The fair value is determined quarterly based on an independent third-party valuation using a discounted cash flow analysis and calculated using a computer pricing model.  The computer valuation is based on key economic assumptions including the prepayment speeds of the underlying loans, the weighted-average life of the loan, the discount rate, the weighted-average coupon, and the weighted-average default rate, as applicable.  Along with the gains received from the sale of loans, fees are received for servicing loans.  These fees include late fees, which are recorded in interest income, and ancillary fees and monthly servicing fees, which are recorded in noninterest income.  Costs of servicing loans are charged to expense as incurred.  Changes in fair market value of the MSRs are reported in mortgage banking income.

Stock Options – At March 31, 2009 and December 31, 2008, CTBI had a share-based employee compensation plan, which is described more fully in note 13 to the consolidated financial statements for the year ended December 31, 2008, included in CTBI’s Annual Report on Form 10-K.  CTBI accounts for this plan under the recognition and measurement principles of SFAS 123R, Share-Based Payment.

Reclassifications – Certain reclassifications considered to be immaterial have been made in the prior year condensed consolidated financial statements to conform to current year classifications.  These reclassifications had no effect on net income.

Dividends

The following schedule shows the quarterly cash dividends paid for the past six quarters:

Pay Date	Record Date	Amount Per Share
April 1, 2009	March 15, 2009	$0.30
January 1, 2009	December 15, 2008	$0.30
October 1, 2008	September 15, 2008	$0.29
July 1, 2008	June 15, 2008	$0.29
April 1, 2008	March 15, 2008	$0.29
January 1, 2008	December 15, 2007	$0.29

Statement of Income Review

CTBI reported earnings for the quarter ended March 31, 2009 of $7.4 million or $0.49 per basic share compared to $6.5 million or $0.43 per basic share earned during the quarter ended December 31, 2008 and $8.5 million or $0.57 per basic share earned during the first quarter of 2008.  The increase from prior quarter resulted from a $1.6 million decrease in provision for loan losses as the loan portfolio and net charge-offs declined, $0.5 million in securities gains from repositioning of the investment portfolio, and a $1.7 million increase in gains on sales of loans resulting from increased refinancing by consumers of residential real estate.  The decrease from prior year first quarter was primarily the result of a $1.8 million decrease in net interest income as interest rates remain at historically low levels.

Earnings Summary
(in thousands except per share data)	1Q 2009	4Q 2008	1Q 2008
Net income	$7,363	$6,485	$8,545
Earnings per share	$0.49	$0.43	$0.57
Earnings per share (diluted)	$0.48	$0.43	$0.57

Return on average assets	1.00%	0.87%	1.18%
Return on average equity	9.52%	8.44%	11.20%
Efficiency ratio	64.06%	61.45%	56.39%
Tangible common equity/tangible assets ratio	8.34%	8.37%	8.46%

Dividends declared per share	$0.30	$0.30	$0.29
Book value per share	$20.74	$20.46	$20.48

Weighted average shares	15,076	15,065	15,000
Weighted average shares (diluted)	15,193	15,221	15,116

First Quarter 2009 Highlights

❖
CTBI continues to maintain a significantly higher level of capital than required by regulatory authorities to be designated as well-capitalized.  On March 31, 2009, our Tangible Common Equity/Tangible Assets Ratio remained significantly higher than our peer institutions at 8.34%, our Tier 1 Leverage Ratio of 10.38% was 538 basis points higher than the 5.00% required, our Tier 1 Risk-Based Capital Ratio of 13.08% was 708 basis points higher than the required 6.00%, and our Total Risk-Based Capital Ratio of 14.33% was 433 basis points higher than the 10.00% regulatory requirement for this designation.

❖
CTBI’s basic earnings per share increased 14.0% from prior quarter as we continue to successfully operate within challenging economic conditions.  Our prior quarter earnings were impacted by the other than temporary impairment charge of $1.1 million based upon the market value of Freddie Mac and Fannie Mae trust preferred pass-through auction rate securities, as well as a $1.1 million decline in the fair value of mortgage servicing rights.  Basic earnings per share decreased 14.0% from prior year first quarter primarily due to the decline in net interest income.

❖
Pressure continued on our net interest margin due to the current interest rate environment and economic conditions.  Our net interest margin for the quarter ended March 31, 2009 decreased 8 basis points from prior quarter and 39 basis points from prior year.  Net interest income decreased $0.7 million and $1.8 million from prior quarter and prior year as average earning assets increased by $37.9 million and $105.2 million, respectively.

❖
Noninterest income for the first quarter 2009, excluding gains and losses on securities, increased 22.4% over prior quarter and 16.4% over prior year first quarter.  The quarter over quarter increase included a $1.7 million increase in gains on sales of loans and a positive $0.8 million variance in the fair value of mortgage servicing rights.

❖
During the quarter, CTBI did a small repositioning of our investment portfolio.  Gains on sales of securities for the 1st quarter 2009 were $519 thousand, and the reinvestment of the proceeds allowed us to increase the yield in the portfolio while only slightly increasing the overall duration of the portfolio.

❖
Noninterest expense increased 7.9% from prior quarter and 12.1% from prior year first quarter primarily due to increases in legal, other real estate owned, insurance, and repossession expenses from increased collection activity, as well as increased personnel expense.

❖
Nonperforming loans remained relatively flat from December 31, 2008 to March 31, 2009 at $52.2 million.  Nonperforming assets (nonperforming loans plus OREO) increased $4.7 million from prior quarter-end, December 31, 2008, and $17.3 million from prior year quarter-end, March 31, 2008.

❖
Our loan portfolio decreased an annualized 2.3% during the quarter with a $13.0 million decline, primarily in the residential loan portfolio due to the high level of refinancing activity from portfolio adjustable rate loans to secondary market long-term fixed rate loans.  Loan growth from prior year was $83.8 million or 3.7%.

❖	Our investment portfolio decreased $2.2 million for the quarter and $40.2 million year over year.

❖	Our tangible common equity/tangible assets ratio remains strong at 8.34%.

CTBI had basic weighted average shares outstanding of 15.1 million and 15.0 million, respectively, for the three months ended March 31, 2009 and 2008.  The following table sets forth on an annualized basis the return on average assets and return on average shareholders’ equity for the three months ended March 31, 2009 and 2008:

	Three Months Ended
	March 31
	2009	2008
Return on average shareholders’ equity	9.52%	11.20%
Return on average assets	1.00%	1.18%

Net Interest Income

Our quarterly net interest margin declined 8 basis points from prior quarter and 39 basis points from prior year first quarter as repricing of deposits in our asset sensitive balance sheet is slower than the repricing of loans.  Net interest income for the quarter decreased 2.7% from prior quarter and 7.0% from prior year first quarter, although average earning assets increased 1.4% and 3.9%, respectively, for the same periods.  The yield on average earnings assets decreased 25 basis points from prior quarter and 123 basis points from prior year in comparison to the 20 basis point and 101 basis point decreases in the cost of interest bearing funds during the same periods.

The following table summarizes the annualized net interest spread and net interest margin for the three months ended March 31, 2009 and 2008.

	Three Months Ended
	March 31
	2009	2008
Yield on interest earning assets	5.53%	6.76%
Cost of interest bearing funds	2.44%	3.45%
Net interest spread	3.09%	3.31%

Net interest margin	3.61%	4.00%

Provision for Loan Losses

The analysis of the changes in the allowance for loan losses and selected ratios is set forth below:

	Three Months Ended
	March 31
(in thousands)	2009	2008
Allowance balance at January 1	$30,821	$28,054
Additions to allowance charged against operations	1,981	2,369
Recoveries credited to allowance	856	586
Losses charged against allowance	(3,059)	(2,410)
Allowance balance at March 31	$30,599	$28,599

Allowance for loan losses to period-end loans	1.31%	1.27%
Average loans, net of unearned income	$2,352,178	$2,239,608
Provision for loan losses to average loans, annualized	0.34%	0.43%
Loan charge-offs net of recoveries, to average loans, annualized	0.38%	0.33%

Net loan charge-offs for the quarter of $2.2 million, or 0.38% of average loans annualized, was a decrease from prior quarter’s 0.45% of average loans annualized but an increase from the 0.33% for prior year first quarter.  Although net loan charge-offs increased $0.4 million quarter over quarter, provision for loan losses decreased $0.4 million due to the $13.0 million decline in loans outstanding during the first quarter 2009 compared to the $24.0 million growth in loans during the first quarter 2008.  Allocations to loan loss reserve were $2.0 million for the quarter ended March 31, 2009 compared to $3.6 million for the quarter ended December 31, 2008 and $2.4 million for the quarter ended March 31, 2008.  Our loan loss reserve as a percentage of total loans outstanding at March 31, 2009 remained at 1.31% from December 31, 2008, but increased from the 1.27% at March 31, 2008.  The adequacy of our loan loss reserve is analyzed quarterly and adjusted as necessary with a focus on maintaining appropriate reserves for potential losses.

Noninterest Income

Noninterest income for the first quarter 2009, excluding gains and losses on securities, increased 22.4% over prior quarter and 16.4% over prior year first quarter.  The increases in noninterest income quarter over quarter and year over year resulted primarily from increased gains on sales of residential real estate loans and positive variances in the fair value of mortgage servicing rights.  Gains on sales of securities for the 1st quarter 2009 were $0.5 million, while 4th quarter 2008 was impacted by an other than temporary impairment charge of $1.1 million based upon the market value of Freddie Mac and Fannie Mae trust preferred pass-through auction rate securities.

Noninterest Expense

Noninterest expense for the quarter increased 7.9% from prior quarter and 12.1% from prior year first quarter.  Personnel expense increased $0.6 million over prior quarter and prior year, and legal, other real estate owned, insurance and repossession expenses increased approximately $1.1 million compared to the same period 2008 and $0.6 million from prior quarter due to increased collection activity.

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

Balance Sheet Review

CTBI’s total assets at $3.0 billion increased 2.3% from prior quarter and 4.1% from prior year.  Loans outstanding at March 31, 2009 were $2.3 billion reflecting an annualized 2.3% decline during the quarter and a 3.7% growth from March 31, 2008.  Loans held for sale increased $2.5 million during the quarter as a result of the increase in refinancing as interest rates have decreased.  CTBI’s investment portfolio decreased an annualized 3.0% from prior quarter and 12.1% from prior year.  Federal funds sold and deposits in other banks increased $76.3 million quarter over quarter and $67.5 million year over year.  Deposits, including repurchase agreements, at $2.5 billion increased an annualized 7.0% from prior quarter and 3.2% from prior year.

Shareholders’ equity at March 31, 2009 was $312.6 million compared to $308.2 million at December 31, 2008 and $306.8 at March 31, 2008.  CTBI’s annualized dividend yield to shareholders as of March 31, 2009 was 4.49%.

Loans

Loan growth occurred in the commercial and consumer loan portfolios but decreased in the residential loan portfolio during the first three months of 2009.  The commercial loan portfolio increased $18.1 million, the consumer portfolio increased $3.9 million, and residential real estate loans decreased $35.0 million.

The following tables summarize CTBI’s nonperforming loans as of March 31, 2009 and December 31, 2008.

(in thousands)	Nonaccrual Loans	As a % of Loan Balances by Category	Restructured Loans	As a % of Loan Balances by Category	Accruing Loans Past Due 90 Days or More	As a % of Loan Balances by Category	Total Loan Balances
March 31, 2009
Commercial construction	$18,278	12.72%	$0	0.00%	$2,092	1.46%	$143,660
Commercial secured by real estate	11,304	1.66	0	0.00	5,824	0.85	682,003
Commercial other	4,895	1.31	0	0.00	2,257	0.60	373,903
Consumer real estate construction	759	1.45	0	0.00	1	0.00	52,265
Consumer real estate secured	4,170	0.72	0	0.00	2,256	0.39	578,432
Consumer other	0	0.00	0	0.00	330	0.07	488,738
Equipment lease financing	0	0.00	0	0.00	0	0.00	16,606
Total	$39,406	1.69%	$0	0.00%	$12,760	0.55%	$2,335,607

(in thousands)	Nonaccrual Loans	As a % of Loan Balances by Category	Restructured Loans	As a % of Loan Balances by Category	Accruing Loans Past Due 90 Days or More	As a % of Loan Balances by Category	Total Loan Balances
December 31, 2008
Commercial construction	$21,602	13.81%	$0	0.00%	$3,741	2.39%	$156,425
Commercial secured by real estate	10,780	1.62	0	0.00	3,319	0.50	663,663
Commercial other	4,471	1.22	0	0.00	634	0.17	365,685
Consumer real estate construction	1,255	2.23	0	0.00	55	0.10	56,298
Consumer real estate secured	2,837	0.47	0	0.00	3,008	0.49	609,394
Consumer other	0	0.00	0	0.00	488	0.10	484,843
Equipment lease financing	0	0.00	0	0.00	0	0.00	12,343
Total	$40,945	1.74%	$0	0.00%	$11,245	0.48%	$2,348,651

Nonperforming loans remained relatively flat during the first quarter 2009.  CTBI's total nonperforming loans were $52.2 million at March 31, 2009 and December 31, 2008 and $42.6 million at March 31, 2008.  Loans considered impaired under requirements established in SFAS 114 totaled $33.5 million at March 31, 2009 compared to $36.6 million at December 31, 2008.  Our loan portfolio management processes focus on the immediate identification, management, and resolution of problem loans to maximize recovery and minimize loss.

Foreclosed properties increased during the first quarter 2009 to $15.2 million from the $10.4 million at December 31, 2008 and the $7.4 million at March 31, 2008, as the legal system remains strained due to current economic conditions and CTBI continues working through a prolonged foreclosure process.  Sales of foreclosed properties during the first quarter 2009 totaled $0.5 million while new foreclosed properties totaled $5.5 million.  Our nonperforming loans and foreclosed properties remain concentrated in our Central Kentucky Region and consist primarily of properties owned by commercial real estate developers.

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

Securities

CTBI uses its securities held-to-maturity for production of income and to manage cash flow needs through expected maturities.  CTBI uses its securities available-for-sale for income and balance sheet liquidity management.  Securities available-for-sale reported at fair value decreased slightly from $267.4 million as of December 31, 2008 to $267.0 million at March 31, 2009.  The excess of market over cost increased from a $1.4 million at December 31, 2008 to $3.3 million at March 31, 2009.  Securities held-to-maturity decreased from $25.6 million to $23.8 million during the same period.  Total securities as a percentage of total assets were 10.0% as of December 31, 2008 and 9.6% as of March 31, 2009.

Liquidity and Capital Resources

CTBI’s liquidity objectives are to ensure that funds are available for the subsidiary bank to meet deposit withdrawals and credit demands without unduly penalizing profitability.  Additionally, CTBI’s objectives ensure that funding is available for CTBI to meet ongoing cash needs while maximizing profitability.  CTBI continues to identify ways to provide for liquidity on both a current and long-term basis.  The subsidiary bank relies mainly on core deposits, certificates of deposits of $100,000 or more, repayment of principal and interest on loans and securities and federal funds sold and purchased to create long-term liquidity.  The subsidiary bank also has available the sale of securities under repurchase agreements, securities available-for-sale, and Federal Home Loan Bank (“FHLB”) borrowings as secondary sources of liquidity.

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

CTBI owns securities with an estimated fair value of $267.0 million that are designated as available-for-sale and available to meet liquidity needs on a continuing basis.  CTBI also has available Federal Home Loan Bank advances for both liquidity and management of its asset/liability position.  FHLB advances remained at $60.7 million from December 31, 2008 to March 31, 2009.  FHLB borrowing capacity at September 30, 2008 was $234.2 million.  Long-term debt remained at $61.3 million from December 31, 2008 to March 31, 2009.  At March 31, 2009, federal funds sold were $97.5 million compared to $45.9 million at December 31, 2008.  Additionally, management projects cash flows from CTBI’s investment portfolio to generate additional liquidity over the next 90 days.

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

The investment portfolio consists of investment grade short-term issues suitable for bank investments.  The majority of the investment portfolio is in U.S. government and government sponsored agency issuances.  The average life of the portfolio is 3.34 years. At the end of the first quarter 2009, available-for-sale (“AFS”) securities comprised approximately 92% of the total investment portfolio.  The AFS portfolio was approximately 85% of equity capital, and seventy-nine percent of the pledge eligible portfolio was pledged.

CTBI’s stock repurchase program began in December 1998 with the authorization to acquire up to 500,000 shares and was increased by an additional 1,000,000 shares in July 2000 and in May 2005.  CTBI did not repurchase any shares of its common stock during the first three months of 2009.  There are currently 288,519 shares remaining under CTBI’s current repurchase authorization.  As of March 31, 2009, a total of 2,211,481 shares have been repurchased through this program.

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

CTBI’s principal source of funds used to pay dividends to shareholders and service long-term debt is the dividends it receives from the subsidiary bank.  Various federal statutory provisions, in addition to regulatory policies and directives, limit the amount of dividends that subsidiary banks can pay without prior regulatory approval.  These restrictions have had no major impact on CTBI’s dividend policy or its ability to service long-term debt, nor is it anticipated that they would have any major impact in the foreseeable future.  During the remainder of 2009, approximately $23.0 million plus any remaining 2009 net profits can be paid by CTBI’s banking subsidiary without prior regulatory approval.

The primary source of capital for CTBI is the retention of earnings.  CTBI paid cash dividends of $0.30 per share during the first three months of 2009.  Basic earnings per share for the same period were $0.49.  CTBI retained 38.8% of earnings for the first three months of 2009.

Under guidelines issued by banking regulators, CTBI and its subsidiary bank are required to maintain a minimum Tier 1 risk-based capital ratio of 4% and a minimum total risk-based ratio of 8%.  In order to be considered “well-capitalized” CTBI must maintain ratios of 6% and 10%, respectively.  Risk-based capital ratios weight the relative risk factors of all assets and consider the risk associated with off-balance sheet items.  CTBI must also maintain a minimum Tier 1 leverage ratio of 4%.  The well-capitalized ratio for Tier 1 leverage is 5%.  CTBI’s Tier 1 leverage, Tier 1 risk-based, and total risk-based ratios were 10.38%, 13.08%, and 14.33%, respectively, as of March 31, 2009, all exceeding the threshold for meeting the definition of well-capitalized.

As of March 31, 2009, management is not aware of any conditions or current recommendations by banking regulatory authorities which, if they were to be implemented, would have, or would be reasonably likely to have, a material adverse impact on CTBI’s liquidity, capital resources, or operations.

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

FORWARD-LOOKING STATEMENTS

Certain of the statements contained herein that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act.  CTBI’s actual results may differ materially from those included in the forward-looking statements.  Forward-looking statements are typically identified by words or phrases such as “believe, ” “expect, ” “anticipate, ” “intend, ” “estimate, ” “may increase, ” “may fluctuate, ” and similar expressions or future or conditional verbs such as “will, ” “should, ” “would, ” and “could. ”  These forward-looking statements involve risks and uncertainties including, but not limited to, economic conditions, portfolio growth, the credit performance of the portfolios, including bankruptcies, and seasonal factors; changes in general economic conditions including the performance of financial markets, prevailing inflation and interest rates, realized gains from sales of investments, gains from asset sales, and losses on commercial lending activities; results of various investment activities; the effects of competitors’ pricing policies, changes in laws and regulations, competition, and demographic changes on target market populations’ savings and financial planning needs; industry changes in information technology systems on which we are highly dependent; failure of acquisitions to produce revenue enhancements or cost savings at levels or within the time frames originally anticipated or unforeseen integration difficulties; the adoption by CTBI of a Federal Financial Institutions Examination Council (FFIEC) policy that provides guidance on the reporting of delinquent consumer loans and the timing of associated credit charge-offs for financial institution subsidiaries; and the resolution of legal  proceedings and related matters.  In addition, the banking industry in general is subject to various monetary and fiscal policies and regulations, which include those determined by the Federal Reserve Board, the Federal Deposit Insurance Corporation, and state regulators, whose policies and regulations could affect CTBI’s results.  These statements are representative only on the date hereof, and CTBI undertakes no obligation to update any forward-looking statements made.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Interest rate risk management focuses on maintaining consistent growth in net interest income within Board-approved policy limits.  CTBI uses an earnings simulation model to analyze net interest income sensitivity to movements in interest rates.  Given a 200 basis point increase to the yield curve used in the simulation model, it is estimated net interest income for CTBI would increase by 3.66 percent over one year and by 4.41 percent over two years.  A 25 basis point decrease in the yield curve would decrease net interest income by an estimated 0.50 percent over one year and by 0.87 percent over two years.  For further discussion of CTBI’s market risk, see the Management’s Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Market Risk included in the Annual Report on Form 10-K for the year ended December 31, 2008.

Item 4. Controls and Procedures

CTBI’s management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934.  As of March 31, 2009, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and the Executive Vice President/Treasurer, of the effectiveness of the design and operation of CTBI’s disclosure controls and procedures.  Based on that evaluation, management concluded that disclosure controls and procedures as of March 31, 2009 were effective in ensuring material information required to be disclosed in this quarterly report on Form 10-Q was recorded, processed, summarized, and reported on a timely basis.  Additionally, there were no changes in CTBI’s internal control over financial reporting that occurred during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, CTBI’s internal control over financial reporting.

Management’s responsibilities related to establishing and maintaining effective disclosure controls and procedures include maintaining effective internal controls over financial reporting that are designed to produce reliable financial statements in accordance with accounting principles generally accepted in the United States.  There have been no significant changes in CTBI’s internal controls or in other factors that could significantly affect internal controls subsequent to March 31, 2009.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	None

Item 1A.	Risk Factors	None

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	None

Item 3.	Defaults Upon Senior Securities	None

Item 4.	Submission of Matters to a Vote of Security Holders	None

Item 5.	Other Information:

CTBI’s Principal Executive Officer and Principal Financial Officer have furnished to the SEC the certifications with respect to this Form 10-Q that are required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002

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

COMMUNITY TRUST BANCORP, INC.

Date: May 8, 2009	By:	/s/ Jean R. Hale
Jean R. Hale
Chairman, President and Chief Executive Officer

By:	/s/ Kevin J. Stumbo
Kevin J. Stumbo
Executive Vice President/Treasurer
(Principal Financial Officer)