Form 10-Q/A
period 2009-03-31
COMMUNITY TRUST BANCORP INC /KY/
filed 2009-08-10
CIK 350852

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q/A
(Amendment No. 1)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009

Or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Explanatory Note

This form 10-Q/A is being filed by Community Trust Bancorp, Inc. (the “Company”) in connection with the restatement of the Company’s unaudited financial statements for the quarter ended March 31, 2009, which were amended after the filing of the Company’s Form 10-Q for the quarter ended March 31, 2009 to reflect certain adjustments made in connection with an accounting error related to the expensing of FDIC premiums, net of related federal income tax expense.  Specifically, on July 21, 2009, the Company determined that, as a result of errors made in connection with the accounting for FDIC premiums, the Company’s financial statements included in the Form 10-Q for the quarter ended March 31, 2009 understated the Company’s noninterest expense by $1.38 million, and, as a result, overstated total income taxes by $0.5 million and the Company’s net income for the quarter ended March 31, 2009 by $0.9 million. The restatement also includes the correction of a computational error related to the tax benefit associated with the Company’s ESOP of $0.1 million.  As a result of this restatement, the Company’s previously filed financial statements for the quarter ended March 31, 2009 should not be relied upon.

The Company has not modified or updated disclosures presented in the Original Filing, except as required to reflect the effects of the restatement in this Amended Report.  Accordingly, this Amended Report does not reflect events occurring after the Original Filing nor does it modify or update those disclosures affected by subsequent events.  Information not affected by the restatement is unchanged and reflects the disclosures made at the time of the Original Filing.

As a result of this amendment and the material weakness in internal control as of March 31, 2009, we have also changed our conclusion on disclosure controls and procedures in Item 4, stating the disclosure controls and procedures in place at March 31, 2009 were not effective.  In connection with the filing of this Form 10-Q/A and pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, we are including with this Form 10-Q/A certain currently dated certifications.

For the convenience of the reader, this Amended Report sets forth the Original Filing in its entirety, although the Company is only restating the portions affected by corrected financial information.

PART I - FINANCIAL INFORMATION

Item 1. Restated Condensed Consolidated Financial Statements

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

Community Trust Bancorp, Inc.
Condensed Consolidated Balance Sheets

(dollars in thousands)	(unaudited) March 31 2009 Restated	December 31 2008
Assets:
Cash and due from banks	$86,646	$89,576
Interest bearing deposits	6,601	5,422
Federal funds sold	97,498	45,880
Cash and cash equivalents	190,745	140,878

Other short-term investments	23,620	100
Securities available-for-sale at fair value
(amortized cost of $263,661 and $265,999, respectively)	267,003	267,376
Securities held-to-maturity at amortized cost
(fair value of $24,150 and $25,496, respectively)	23,782	25,597
Loans held for sale	3,085	623

Loans	2,335,607	2,348,651
Allowance for loan losses	(30,599)	(30,821)
Net loans	2,305,008	2,317,830

Premises and equipment, net	51,280	51,590
Federal Reserve Bank and Federal Home Loan Bank stock	29,045	29,040
Goodwill	65,059	65,059
Core deposit intangible (net of accumulated amortization of $6,380 and
$6,222, respectively)	1,124	1,282
Bank owned life insurance	25,289	24,135
Mortgage servicing rights	2,475	2,168
Other assets	34,220	28,853
Total assets	$3,021,735	$2,954,531

Liabilities and shareholders’ equity:
Deposits
Noninterest bearing	$469,096	$450,360
Interest bearing	1,914,344	1,881,474
Total deposits	2,383,440	2,331,834

Repurchase agreements	148,707	157,422
Federal funds purchased and other short-term borrowings	26,497	11,492
Advances from Federal Home Loan Bank	60,708	60,727
Long-term debt	61,341	61,341
Other liabilities	29,211	23,509
Total liabilities	2,709,904	2,646,325

Shareholders’ equity:
Preferred stock, 300,000 shares authorized and unissued	-	-
Common stock, $5 par value, shares authorized 25,000,000;
shares outstanding 2009 –15,075,662 ; 2008 – 15,066,248	75,378	75,331
Capital surplus	150,472	150,037
Retained earnings	84,000	81,943
Accumulated other comprehensive income, net of tax	1,981	895
Total shareholders’ equity	311,831	308,206

Total liabilities and shareholders’ equity	$3,021,735	$2,954,531

See notes to condensed consolidated financial statements.

Community Trust Bancorp, Inc.
Condensed Consolidated Statements of Income and Other Comprehensive Income
(unaudited)

	Three Months Ended
	March 31
(in thousands except per share data)	2009 Restated	2008
Interest income:
Interest and fees on loans, including loans held for sale	$34,188	$39,755
Interest and dividends on securities
Taxable	2,599	3,412
Tax exempt	430	474
Interest and dividends on Federal Reserve and Federal Home Loan Bank stock	344	509
Other, including interest on federal funds sold	115	530
Total interest income	37,676	44,680

Interest expense:
Interest on deposits	11,054	15,527
Interest on repurchase agreements and other short-term borrowings	672	1,468
Interest on advances from Federal Home Loan Bank	476	377
Interest on long-term debt	1,000	1,000
Total interest expense	13,202	18,372

Net interest income	24,474	26,308
Provision for loan losses	1,981	2,369
Net interest income after provision for loan losses	22,493	23,939

Noninterest income:
Service charges on deposit accounts	4,949	5,099
Gains on sales of loans, net	1,931	546
Trust income	1,162	1,191
Loan related fees	748	299
Bank owned life insurance	256	263
Securities gains (losses)	519	(50)
Other	1,188	1,395
Total noninterest income	10,753	8,743

Noninterest expense:
Salaries and employee benefits	11,268	10,711
Occupancy, net	1,804	1,626
Equipment	1,119	1,053
FDIC Premiums	1,496	67
Data processing	1,487	1,381
Bank franchise tax	910	890
Legal and professional fees	1,070	713
Other	4,644	3,560
Total noninterest expense	23,798	20,001

Income before income taxes	9,448	12,681
Income taxes	2,868	4,136
Net income	6,580	8,545

Other comprehensive income, net of tax:
Unrealized holding gains on securities available-for-sale	1,086	3,031
Comprehensive income	$7,666	$11,576
Basic earnings per share	$0.44	$0.57
Diluted earnings per share	$0.43	$0.57

Weighted average shares outstanding-basic	15,076	15,000
Weighted average shares outstanding-diluted	15,193	15,116

Dividends per share	$0.30	$0.29

See notes to condensed consolidated financial statements.

Community Trust Bancorp, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Three months ended
	March 31
(in thousands)	2009 Restated	2008

Cash flows from operating activities:
Net income	$6,580	$8,545
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,274	1,292
Deferred taxes	3,191	1,492
Stock based compensation	147	186
Excess tax benefits of stock-based compensation	149	241
Provision for loan and other real estate losses	2,308	2,401
Securities gains/(losses)	(519)	50
Gains on sale of mortgage loans held for sale	(1,931)	(546)
Losses on sale of assets, net	(11)	(37)
Proceeds from sale of mortgage loans held for sale	96,211	26,056
Funding of mortgage loans held for sale	(96,742)	(24,485)
Amortization of securities premiums, net	168	(7)
Change in cash surrender value of bank owned life insurance	(209)	(223)
Fair value adjustments of mortgage servicing rights	274	535
Changes in:
Other liabilities	1,624	996
Other assets	(1,250)	1,422
Net cash provided by operating activities	11,264	17,804

Cash flows from investing activities:
Investment in other short-term investments	(23,520)	0
Securities available-for-sale:
Proceeds from sales	37,209	29,950
Proceeds from prepayments and maturities	15,242	10,425
Purchase of securities	(49,745)	(11,443)
Securities held-to-maturity:
Proceeds from prepayments and maturities	2,283	1,832
Purchase of securities	(480)	0
Change in loans, net	5,387	(27,383)
Purchase of premises, equipment, and other real estate	(806)	(574)
Proceeds from sale of premises and equipment	9	0
Additional investment in equity securities	(5)	(4)
Proceeds from sale of other real estate and other repossessed assets	460	2,155
Additional investment in other real estate owned	(29)	(76)
Additional investment in bank owned life insurance	(945)	0
Net cash provided by (used in) investing activities	$(14,940)	$4,882

Cash flows from financing activities:
Change in deposits, net	51,606	12,403
Change in repurchase agreements and other short-term borrowings, net	6,290	(20,094)
Payments on advances from Federal Home Loan Bank	(19)	(48)
Issuance of common stock	333	647
Purchase of common stock	0	(2,631)
Excess tax benefits of stock-based compensation	(149)	(241)
Dividends paid	(4,518)	(4,360)
Net cash provided by (used in) financing activities	53,543	(14,324)
Net increase in cash and cash equivalents	49,867	8,362
Cash and cash equivalents at beginning of period	140,878	137,250
Cash and cash equivalents at end of period	$190,745	$145,612

Supplemental disclosures:
Income taxes paid	$52	$1,254
Interest paid	15,261	16,940
Non-cash activities
Loans to facilitate the sale of other real estate and other repossessed assets	81	281
Common stock dividends accrued, paid in subsequent quarter	4,523	4,339
Real estate acquired in settlement of loans	5,535	1,921

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

Federal Home Loan Bank advances consisted of the following monthly amortizing and term borrowings:

(in thousands)	March 31 2009	December 31 2008
Monthly amortizing	$708	$727
Term	60,000	60,000
	$60,708	$60,727

The advances from the Federal Home Loan Bank that require monthly principal payments were due for repayment as follows:

	Principal Payments Due by Period at March 31, 2009
(in thousands)	Total	Within 1 Year	2 Years	3 Years	4 Years	5 Years	After 5 Years
Outstanding advances, weighted average interest rate – 3.74%	$708	$467	$189	$8	$8	$8	$28

The term advances that require the total payment to be made at maturity follow:

(in thousands)	March 31 2009	December 31 2008
Advance #154, 3.17%, due 8/04/09	$20,000	$20,000
Advance #155, 3.18%, due 9/02/09	40,000	40,000
Total Term Advances	$60,000	$60,000

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

Note 7 – Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended
	March 31
(in thousands)	2009	2008
Numerator:
Net income	$6,580	$8,545

Denominator:
Basic earnings per share:
Weighted average shares	15,076	15,000
Diluted earnings per share:
Effect of dilutive stock options	117	116
Adjusted weighted average shares	15,193	15,116

Earnings per share:
Basic earnings per share	$0.44	$0.57
Diluted earnings per share	0.43	0.57

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

(in thousands)		Fair Value Measurements at March 31, 2009 Using
	Fair Value March 31 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities	$267,003	0	$266,792	$211
Mortgage servicing rights	2,475	0	0	2,475
Total recurring assets measured at fair value	$269,478	0	$266,792	$2,686

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

Following is a reconciliation of the beginning and ending balances of recurring fair value measurements using significant unobservable (Level 3) inputs:

(in thousands)	Available-for-Sale Securities	Mortgage Servicing Rights
Beginning balance, January 1, 2009	$540	$2,168
Total realized and unrealized gains and losses
Included in net income	0	(39)
Purchases, issuances, and settlements	(329)	346
Ending balance, March 31, 2009	$211	$2,475

Assets Measured on a Non-Recurring Basis

Assets measured at fair value on a non-recurring basis are summarized below:

(in thousands)		Fair Value Measurements at March 31, 2009 Using
	Fair Value March 31 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)
Impaired loans	$1,787	$0	$0	$1,787	$(697)
Other real estate/assets owned	$7,116	$0	$0	$7,116	$(327)

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

Note 9 – Restatement of Previously Issued Financial Statements

Subsequent to the original filing of the Company’s March 31, 2009 Form 10-Q, management concluded that an accounting error related to the expensing of FDIC premiums, net of related Federal income tax expense existed.  The Company determined that, as a result of errors made in connection with the accounting for FDIC premiums, the Company’s financial statements included in the Form 10-Q for the quarter ended March 31, 2009 understated the Company’s noninterest expense by $1.4 million, and as a result, overstated total income taxes by $0.5 million and the Company’s net income for the quarter ended March 31, 2009 by $0.9 million. The restatement also includes the correction of a computational error related to the tax benefit associated with the Company’s ESOP of $0.1 million.  As a result of the restatement, the following financial statement line items were adjusted:

(in thousands)	As Previously Reported	As Corrected	Effect of Change
As of March 31, 2009
Consolidated Balance Sheets
Other assets	$34,684	$34,220	$(464)
Total assets	3,022,199	3,021,735	(464)
Other liabilities	28,892	29,211	319
Total liabilities	2,709,585	2,709,904	319
Retained earnings	84,783	84,000	(783)
Total shareholders’ equity	312,614	311,831	(783)
Total liabilities and shareholders’ equity	3,022,199	3,021,735	(464)

For the three months ended March 31, 2009
Consolidated Statements of Income and Other Comprehensive Income
FDIC premiums*	-	1,496	1,496
Other noninterest expense*	4,764	4,644	(120)
Total noninterest expense	22,422	23,798	1,376
Income before taxes	10,824	9,448	(1,376)
Income taxes	3,461	2,868	(593)
Net income	7,363	6,580	(783)
Comprehensive income	8,449	7,666	(783)

Basic earnings per share	0.49	0.44	(0.05)
Diluted earnings per share	0.48	0.43	(0.05)

For the three months ended March 31, 2009
Consolidated Statements of Cash Flows
Net income	7,363	6,580	(783)
Changes in:
Other liabilities	1,305	1,624	319
Other assets	(1,714)	(1,250)	464

* FDIC premiums has been added as a new line in the Noninterest expense section of the Condensed Consolidated Statements of Income and Other Comprehensive Income.  These amounts were formerly included in the Other noninterest expense total and these lines have therefore been reclassified accordingly.

Item 2.  Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Overview

Community Trust Bancorp, Inc. (“CTBI”) is a bank holding company headquartered in Pikeville, Kentucky.  At March 31, 2009, CTBI owned one commercial bank and one trust company.  Through its subsidiaries, CTBI has seventy-seven banking locations in eastern, northeastern, central, and south central Kentucky and southern West Virginia, and five trust offices across Kentucky.  At March 31, 2009, CTBI had total consolidated assets of $3.0 billion and total consolidated deposits, including repurchase agreements, of $2.5 billion, making it the largest bank holding company headquartered in the Commonwealth of Kentucky.  Total shareholders’ equity at March 31, 2009 was $311.8 million.

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

Statement of Income Review

CTBI reported earnings for the quarter ended March 31, 2009 of $6.6 million or $0.44 per basic share compared to $6.5 million or $0.43 per basic share earned during the quarter ended December 31, 2008 and $8.5 million or $0.57 per basic share earned during the first quarter of 2008.  The modest increase from prior quarter resulted from a $1.6 million decrease in provision for loan losses as the loan portfolio and net charge-offs declined, $0.5 million in securities gains from repositioning of the investment portfolio, and a $1.7 million increase in gains on sales of loans resulting from increased refinancing by consumers of residential real estate, the results of which were offset by a $1.4 million increase in FDIC premium costs.  The decrease from prior year first quarter was primarily the result of a $1.8 million decrease in net interest income as interest rates remain at historically low levels and an increase in FDIC premium costs of $1.4 million.

Earnings Summary
(in thousands except per share data)	1Q 2009	4Q 2008	1Q 2008
Net income	$6,580	$6,485	$8,545
Earnings per share	$0.44	$0.43	$0.57
Earnings per share (diluted)	$0.43	$0.43	$0.57

Return on average assets	0.89%	0.87%	1.18%
Return on average equity	8.51%	8.44%	11.20%
Efficiency ratio	67.99%	61.45%	56.39%
Tangible common equity/tangible assets ratio	8.31%	8.37%	8.46%

Dividends declared per share	$0.30	$0.30	$0.29
Book value per share	$20.68	$20.46	$20.48

Weighted average shares	15,076	15,065	15,000
Weighted average shares (diluted)	15,193	15,221	15,116

First Quarter 2009 Highlights

❖
CTBI continues to maintain a significantly higher level of capital than required by regulatory authorities to be designated as well-capitalized.  On March 31, 2009, our Tangible Common Equity/Tangible Assets Ratio remained significantly higher than our peer institutions at 8.31%, our Tier 1 Leverage Ratio of 10.35% was 535 basis points higher than the 5.00% required, our Tier 1 Risk-Based Capital Ratio of 13.05% was 705 basis points higher than the required 6.00%, and our Total Risk-Based Capital Ratio of 14.30% was 430 basis points higher than the 10.00% regulatory requirement for this designation.

❖
CTBI’s basic earnings per share increased 2.3% from prior quarter as we continue to successfully operate within challenging economic conditions.  Our prior quarter earnings were impacted by the other than temporary impairment charge of $1.1 million based upon the market value of Freddie Mac and Fannie Mae trust preferred pass-through auction rate securities, as well as a $1.1 million decline in the fair value of mortgage servicing rights.  Basic earnings per share decreased 22.8% from prior year first quarter primarily due to the decline in net interest income and the increase in FDIC premium costs.

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

❖
Noninterest expense increased 14.5% from prior quarter and 19.0% from prior year first quarter primarily due to increases in FDIC premiums, legal, other real estate owned, insurance, and repossession expenses from increased collection activity, as well as increased personnel expense.

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

❖	Our investment portfolio decreased $2.2 million for the quarter and $40.2 million year over year.

❖	Our tangible common equity/tangible assets ratio remains strong at 8.31%.

CTBI had basic weighted average shares outstanding of 15.1 million and 15.0 million, respectively, for the three months ended March 31, 2009 and 2008.  The following table sets forth on an annualized basis the return on average assets and return on average shareholders’ equity for the three months ended March 31, 2009 and 2008:

	Three Months Ended
	March 31
	2009	2008
Return on average shareholders’ equity	8.51%	11.20%
Return on average assets	0.89%	1.18%

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

Noninterest Expense

Noninterest expense for the quarter increased 14.5% from prior quarter and 19.0% from prior year first quarter.  FDIC premium costs increased $1.4 million over prior quarter and over prior year, personnel expense increased $0.6 million over prior quarter and prior year, and legal, other real estate owned, insurance and repossession expenses increased approximately $1.1 million compared to the same period 2008 and $0.6 million from prior quarter due to increased collection activity.

The FDIC announced a special assessment of up to 20 basis points to be collected on September 30, 2009.  The FDIC may also impose an emergency special assessment after June 30, 2009 of up to 10 basis points if the FDIC deems that an additional special assessment in necessary to maintain public confidence in federal deposit insurance.   Based on the FDIC insurance premium schedule for 2009, we anticipate our premiums, exclusive of the special assessment of up to 20 basis points, to be $4.4 million for 2009 compared to $0.3 million for 2008.  The special assessment at the maximum 20 basis points based on our deposit base at December 31, 2008 would be $4.6 million.

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

Shareholders’ equity at March 31, 2009 was $311.8 million compared to $308.2 million at December 31, 2008 and $306.8 at March 31, 2008.  CTBI’s annualized dividend yield to shareholders as of March 31, 2009 was 4.49%.

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

The primary source of capital for CTBI is the retention of earnings.  CTBI paid cash dividends of $0.30 per share during the first three months of 2009.  Basic earnings per share for the same period were $0.44.  CTBI retained 31.8% of earnings for the first three months of 2009.

Under guidelines issued by banking regulators, CTBI and its subsidiary bank are required to maintain a minimum Tier 1 risk-based capital ratio of 4% and a minimum total risk-based ratio of 8%.  In order to be considered “well-capitalized” CTBI must maintain ratios of 6% and 10%, respectively.  Risk-based capital ratios weight the relative risk factors of all assets and consider the risk associated with off-balance sheet items.  CTBI must also maintain a minimum Tier 1 leverage ratio of 4%.  The well-capitalized ratio for Tier 1 leverage is 5%.  CTBI’s Tier 1 leverage, Tier 1 risk-based, and total risk-based ratios were 10.35%, 13.05%, and 14.30%, respectively, as of March 31, 2009, all exceeding the threshold for meeting the definition of well-capitalized.

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

Item 4. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of the end of the period covered by this report, an evaluation was carried out by Community Trust Bancorp’s Management, with the participation of our Chief Executive Officer and the Executive Vice President / Treasurer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934).

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and completely and accurately reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. The Company identified a material weakness in controls related to the review and approval of accounting conclusions and calculations relating to new and recurring accounting and reporting issues resulting in an error in the recognition of assessable FDIC premiums in the proper periods.  As a result, our Chief Executive Officer and Executive Vice President / Treasurer have concluded that our disclosure controls and procedures were not effective as of March 31, 2009.

REMEDIATION PLAN OF MATERIAL WEAKNESS IN INTERNAL CONTROL

Management will make modifications to the internal control procedures for identifying, calculating and recording transactions to remediate this material weakness. The Company’s remediation action will include expansion of the review process to include the Executive Vice President / Treasurer’s review of all significant transactions including any balance sheet entries associated with these transactions to ensure that all such transactions are identified and recorded properly.  We will expand procedures for analyzing and documenting new and recurring accounting and reporting issues, to ensure decisions are properly documented, reviewed and approved.  We will expand the documentation process when questions arise regarding the proper accounting treatment of particular transactions to include in the documentation the nature of the issue, the resolution of the issue and the supporting documentation to support the position taken.  Additionally, the Accounting Department within the Company will develop an emerging issues committee consisting of all senior level accounting managers that will be charged with meeting monthly to identify new accounting pronouncements and developments and determining the appropriate application to the Company’s financial reporting.  This committee will communicate monthly to executive management and to the accounting staff the results of these meetings and any required changes in accounting policy or procedure.  The status of remediation of the material weakness will be periodically reviewed with the Audit Committee, which will be advised of the progress, issues encountered and key decisions reached by Management relating to the ongoing remediation activities.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

Except as described above, there were no changes in CTBI’s internal control over financial reporting that occurred during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, CTBI’s internal control over financial reporting.

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

COMMUNITY TRUST BANCORP, INC.

Date: August 10, 2009	By:	/s/ Jean R. Hale
Jean R. Hale
Chairman, President and Chief Executive Officer

By:	/s/ Kevin J. Stumbo
Kevin J. Stumbo
Executive Vice President/Treasurer
(Principal Financial Officer)