Form 10-Q
period 2009-06-30
COMMUNITY TRUST BANCORP INC /KY/
filed 2009-08-10
CIK 350852

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)

Yes	No

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

Common stock – 15,144,256 shares outstanding at July 31, 2009

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

Community Trust Bancorp, Inc.
Condensed Consolidated Balance Sheets

(dollars in thousands)	(unaudited) June 30 2009	December 31 2008
Assets:
Cash and due from banks	$84,289	$89,576
Interest bearing deposits	7,372	5,422
Federal funds sold	34,118	45,880
Cash and cash equivalents	125,779	140,878

Other short-term investments	29,500	100
Securities available-for-sale at fair value
(amortized cost of $294,872 and $265,999, respectively)	298,006	267,376
Securities held-to-maturity at amortized cost
(fair value of $20,409 and $25,496, respectively)	19,875	25,597
Loans held for sale	600	623

Loans	2,380,255	2,348,651
Allowance for loan losses	(31,422)	(30,821)
Net loans	2,348,833	2,317,830

Premises and equipment, net	51,096	51,590
Federal Reserve Bank and Federal Home Loan Bank stock	29,048	29,040
Goodwill	65,059	65,059
Core deposit intangible (net of accumulated amortization of $6,539 and
$6,222, respectively)	965	1,282
Bank owned life insurance	25,524	24,135
Mortgage servicing rights	3,407	2,168
Other real estate owned	20,369	10,425
Other assets	17,906	18,428
Total assets	$3,035,967	$2,954,531

Liabilities and shareholders’ equity:
Deposits
Noninterest bearing	$463,164	$450,360
Interest bearing	1,930,789	1,881,474
Total deposits	2,393,953	2,331,834

Repurchase agreements	152,290	157,422
Federal funds purchased and other short-term borrowings	19,712	11,492
Advances from Federal Home Loan Bank	60,696	60,727
Long-term debt	61,341	61,341
Other liabilities	33,201	23,509
Total liabilities	2,721,193	2,646,325

Shareholders’ equity:
Preferred stock, 300,000 shares authorized and unissued	-	-
Common stock, $5 par value, shares authorized 25,000,000;
shares outstanding 2009 –15,134,245 ; 2008 – 15,066,248	75,671	75,331
Capital surplus	151,668	150,037
Retained earnings	85,398	81,943
Accumulated other comprehensive income, net of tax	2,037	895
Total shareholders’ equity	314,774	308,206

Total liabilities and shareholders’ equity	$3,035,967	$2,954,531

See notes to condensed consolidated financial statements.

Community Trust Bancorp, Inc.
Condensed Consolidated Statements of Income and Other Comprehensive Income
(unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30
(in thousands except per share data)	2009	2008	2009	2008

Interest income:
Interest and fees on loans, including loans held for sale	$34,435	$37,308	$68,622	$77,063
Interest and dividends on securities
Taxable	2,499	3,226	5,098	6,638
Tax exempt	498	471	928	945
Interest and dividends on Federal Reserve and Federal	339	285	684	794
Home Loan Bank stock
Other, including interest on federal funds sold	154	380	269	910
Total interest income	37,925	41,670	75,601	86,350

Interest expense:
Interest on deposits	10,436	13,522	21,489	29,049
Interest on repurchase agreements and other short-term
Borrowings	598	1,090	1,271	2,558
Interest on advances from Federal Home Loan Bank	482	376	958	753
Interest on long-term debt	1,000	1,000	2,000	2,000
Total interest expense	12,516	15,988	25,718	34,360

Net interest income	25,409	25,682	49,883	51,990
Provision for loan losses	4,522	2,648	6,503	5,017
Net interest income after provision for loan losses	20,887	23,034	43,380	46,973

Noninterest income:
Service charges on deposit accounts	5,517	5,503	10,466	10,602
Gains on sales of loans, net	1,309	494	3,240	1,040
Trust income	1,249	1,298	2,411	2,489
Loan related fees	1,494	1,079	2,242	1,378
Bank owned life insurance	287	269	543	532
Securities gains (losses)	(4)	0	515	(50)
Other	1,103	1,038	2,291	2,433
Total noninterest income	10,955	9,681	21,708	18,424

Noninterest expense:
Salaries and employee benefits	10,650	10,600	21,918	21,311
Occupancy, net	1,714	1,708	3,518	3,334
Equipment	1,269	1,114	2,388	2,167
Data processing	1,514	1,426	3,001	2,807
Bank franchise tax	918	914	1,828	1,804
Legal and professional fees	924	724	1,994	1,437
FDIC Insurance	2,250	65	3,746	132
Other	4,339	3,892	8,982	7,452
Total noninterest expense	23,578	20,443	47,375	40,444

Income before income taxes	8,264	12,272	17,713	24,953
Income taxes	2,327	3,652	5,196	7,788
Net income	5,937	8,620	12,517	17,165

Other comprehensive income, net of tax:
Unrealized holding gains (losses ) on securities available-for-sale	56	(3,618)	1,142	(587)
Comprehensive income	$5,993	$5,002	$13,659	$16,578

See notes to condensed consolidated financial statements.

Community Trust Bancorp, Inc.
Condensed Consolidated Statements of Income and Other Comprehensive Income
(continued)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30
(in thousands except per share data)	2009	2008	2009	2008

Basic earnings per share	$0.39	$0.58	$0.83	$1.14
Diluted earnings per share	0.39	0.57	0.82	1.13

Weighted average shares outstanding-basic	15,127	14,989	15,101	14,995
Weighted average shares outstanding-diluted	15,219	15,152	15,194	15,145

Dividends declared per share	$0.30	$0.29	$0.60	$0.58

See notes to condensed consolidated financial statements.

Community Trust Bancorp, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Six months ended
	June 30
(in thousands)	2009	2008

Cash flows from operating activities:
Net income	$12,517	$17,165
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,712	2,567
Deferred taxes	581	(222)
Stock based compensation	283	368
Excess tax benefits of stock-based compensation	596	421
Provision for loan and other real estate losses	7,030	5,142
Securities (gains)/losses	(515)	50
Gains on sale of mortgage loans held for sale	(3,240)	(1,040)
Gains on sale of assets, net	(11)	(70)
Proceeds from sale of mortgage loans held for sale	162,972	52,933
Funding of mortgage loans held for sale	(159,708)	(51,053)
Amortization of securities premiums, net	929	(96)
Change in cash surrender value of bank owned life insurance	(444)	(451)
Fair value adjustments of mortgage servicing rights	(237)	2
Changes in:
Other liabilities	8,786	1,826
Other assets	(535)	4,137
Net cash provided by operating activities	31,715	31,679

Cash flows from investing activities:
Securities available-for-sale:
Proceeds from sales	37,451	29,950
Proceeds from prepayments and maturities	51,744	41,076
Purchase of securities	(118,454)	(54,648)
Securities held-to-maturity:
Proceeds from prepayments and maturities	6,179	3,684
Purchase of securities	(480)	(53,073)
Other short term investments
Purchase of securities	(29,400)	0
Change in loans, net	(49,582)	(1,314)
Purchase of premises, equipment, and other real estate	(1,900)	(643)
Proceeds from sale of premises and equipment	24	0
Additional investment in equity securities	(8)	0
Proceeds from sale of other real estate and other repossessed assets	2,155	2,422
Additional investment in other real estate owned	(508)	(104)
Additional investment in bank owned life insurance	(945)	0
Net cash used in investing activities	$(103,724)	$(32,650)

See notes to condensed consolidated financial statements.

Community Trust Bancorp, Inc.
Condensed Consolidated Statements of Cash Flows (continued)
(unaudited)

	Six months ended
	June 30
(in thousands)	2009	2008

Cash flows from financing activities:
Change in deposits, net	$62,119	$(15,041)
Change in repurchase agreements and other short-term borrowings, net	3,088	(17,011)
Payments on advances from Federal Home Loan Bank	(31)	(97)
Issuance of common stock	1,375	932
Purchase of common stock	0	(2,630)
Excess tax benefits of stock-based compensation	(596)	(421)
Dividends paid	(9,045)	(8,699)
Net cash provided by (used in) financing activities	56,910	(42,967)
Net increase in cash and cash equivalents	(15,099)	(43,938)
Cash and cash equivalents at beginning of period	140,878	137,250
Cash and cash equivalents at end of period	$125,779	$93,212

Supplemental disclosures:
Income taxes paid	$3,468	$9,529
Interest paid	23,353	31,430
Non-cash activities
Loans to facilitate the sale of other real estate and other repossessed assets	281	885
Common stock dividends accrued, paid in subsequent quarter	4,540	8,686
Real estate acquired in settlement of loans	12,357	4,234

See notes to condensed consolidated financial statements.

Community Trust Bancorp, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1 - Summary of Significant Accounting Policies

In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments (which consist of normal recurring accruals) necessary, to present fairly the condensed consolidated financial position as of June 30, 2009, the results of operations for the three and six months ended June 30, 2009 and 2008, and the cash flows for the six months ended June 30, 2009 and 2008.  In accordance with accounting principles generally accepted in the United States of America for interim financial information, these statements do not include certain information and footnote disclosures required by accounting principles generally accepted in the United States of America for complete annual financial statements.  The condensed consolidated balance sheet as of December 31, 2008 has been derived from the audited consolidated financial statements of Community Trust Bancorp, Inc. (“CTBI”) for that period.  The results of operations for the three and six months ended June 30, 2009 and 2008, and the cash flows for the six months ended June 30, 2009 and 2008, are not necessarily indicative of the results to be expected for the full year.  For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2008, included in CTBI’s Annual Report on Form 10-K.

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

These financial statements consider events that occurred through August 10, 2009, the date the financial statements were issued.

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

➢ Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly –FSP SFAS 157-4 affirms that the objective of fair value when the market for an asset is not active is the price that would be received to sell the asset in an orderly transaction and clarifies and includes additional factors for determining whether there has been a significant decrease in market activity for an asset when the market for that asset is not active.  FSP SFAS 157-4 requires an entity to base its conclusion about whether a transaction was not orderly on the weight of the evidence.  FSP SFAS 157-4 also amended SFAS 157, Fair Value Measurements, to expand certain disclosure requirements.  This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  CTBI did not elect to early adopt.  This FSP did not have a significant impact on our consolidated financial statements.

➢ Recognition and Presentation of Other-Than-Temporary Impairments – FSP SFAS 115-2 and SFAS 124-2 (i) changes existing guidance for determining whether an impairment is other than temporary to debt securities and (ii) replaces the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert: (a) it does not have the intent to sell the security; and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis. Under FSP SFAS 115-2 and SFAS 124-2, declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses.  The amount of the impairment related to other factors is recognized in other comprehensive income.  This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  CTBI did not elect to early adopt.  This FSP did not have a significant impact on our consolidated financial statements.

➢ Interim Disclosures about Fair Value of Financial Instruments – FSP SFAS 107-1 and APB 28-1 amends SFAS 107, Disclosures about Fair Value of Financial Instruments, to require an entity to provide disclosures about fair value of financial instruments in interim financial information and amends Accounting Principles Board (APB) Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. Under FSP SFAS 107-1 and APB 28-1, a publicly traded company shall include disclosures about the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods. In addition, entities must disclose, in the body or in the accompanying notes of its summarized financial information for interim reporting periods and in its financial statements for annual reporting periods, the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position, as required by SFAS 107.  This FSP did not have a significant impact on our consolidated financial statements.

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

➢ Disclosure of Subsequent Events - SFAS No. 165 — In May 2009, the FASB issued Statement No. 165 — Subsequent Events. SFAS No. 165 establishes the period after the balance sheet date during which management shall evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements and the circumstances under which an entity shall recognize events or transactions that occur after the balance sheet date. SFAS No. 165 also requires disclosure of the date through which subsequent events have been evaluated. The new standard becomes effective for interim and annual periods ending after June 15, 2009. The Company adopted this standard for the interim reporting period ending June 30, 2009. The adoption of this statement did not have a material impact on the Company’s consolidated financial position or results of operations.

➢ Accounting for transfers of Financial Assets - SFAS No. 166 — In June 2009, the FASB issued Statement No. 166 — Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140. SFAS No. 166 amends SFAS No. 140 and removes the concept of a qualifying special-purpose entity and limits the circumstances in which a financial asset, or portion of a financial asset, should be derecognized when the transferor has not transferred the entire financial asset to an entity that is not consolidated with the transferor in the financial statements being presented and/or when the transferor has continuing involvement with the transferred financial asset. The new standard will become effective for the Company on January 1, 2010. The Company is currently evaluating the impact of adopting SFAS No. 166 on the consolidated financial statements.

➢ Determining when to consolidate variable purpose entities - SFAS No. 167 — In June 2009, the FASB issued Statement No. 167 — Amendments to FASB Interpretation No. 46(R). SFAS No. 167 amends tests under Interpretation No. 46(R) for variable interest entities to determine whether a variable interest entity must be consolidated. SFAS No. 167 requires an entity to perform an analysis to determine whether an entity’s variable interest or interests give it a controlling financial interest in a variable interest entity. This statement requires ongoing reassessments of whether an entity is the primary beneficiary of a variable interest entity and enhanced disclosures that provide more transparent information about an entity’s involvement with a variable interest entity. The new standard will become effective for the Company on January 1, 2010. The Company is currently evaluating the impact of adopting SFAS No. 167 on the consolidated financial statements.

➢ Codification of authoritative accounting principles - SFAS No. 168 — In June 2009, the FASB issued Statement No. 168 — The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. SFAS No. 168 replaces SFAS No. 162 and establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”). Rules and interpretative releases of the Securities and Exchange Commission under federal securities laws are also sources of authoritative GAAP for SEC registrants. The new standard becomes effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of this statement is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

➢ Disclosures regarding postretirement benefit plan assets - FSP FAS 132(R)-1 — In December 2008, the FASB issued FASB Staff Position No. 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets. This FASB staff position amends FASB Statement No. 132 to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. FSP FAS 132(R)-1 requires disclosure of the fair value of each major category of plan assets for pension plans and other postretirement benefit plans. This FASB staff position becomes effective for the Company on January 1, 2010. The Company is currently evaluating the impact of adopting FSP FAS 132(R)-1 on the consolidated financial statements, but it is not expected to have a material impact.

Note 2 – Stock-Based Compensation

CTBI’s compensation expense related to stock option grants was $238 thousand and $343 thousand, respectively, for the six months ended June 30, 2009 and 2008, respectively.  Restricted stock expense for the first six months of 2009 and 2008 was $45 thousand and $25 thousand, respectively.  As of June 30, 2009, there was a total of $0.7 million of unrecognized compensation expense related to unvested stock option awards that will be recognized as expense as the awards vest over a weighted average period of 1.1 years.

There were options to purchase 9,000 shares of CTBI common stock and 5,710 shares of restricted stock granted during the six months ended June 30, 2009.  The options were granted pursuant to the terms of the 2006 Stock Ownership Incentive Plan, with an exercise price per share of $29.82 (equal to fair market value on date of grant), a term of 10 years, and vesting in five years.   The restrictions on the restricted stock will lapse at the end of five years.  However, in the event of a change in control of CTBI or the death of the participant, the restrictions will lapse.  In the event of the disability of the participant, the restrictions will lapse on a pro rata basis (with respect to 20% of the participant’s restricted stock for each year since the date of award). The Compensation Committee of the Board of Directors will have discretion to review and revise restrictions applicable to a participant’s restricted stock in the event of the participant’s retirement.  There were options to purchase 63,700 shares of CTBI common stock and 11,076 shares of restricted stock granted during the six months ended June 30, 2008.

The fair values of options granted during the six months ended June 30, 2009 and 2008, were established at the date of grant using a Black-Scholes option pricing model with the weighted average assumptions as follows:

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

The amortized cost and fair value of securities at June 30, 2009 are summarized as follows:

Available-for-Sale

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury and government agencies	$2,002	$0	$(23)	$1,979
State and political subdivisions	48,147	784	(503)	48,428
U.S. government sponsored agencies and mortgage-backed pass through certificates	224,182	3,546	(68)	227,660
Collateralized mortgage obligations	1	0	0	1
Total debt securities	274,332	4,330	(594)	278,068
Marketable equity securities	20,540	0	(602)	19,938
Total available-for-sale securities	$294,872	$4,330	$(1,196)	$298,006

Held-to-Maturity

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
State and political subdivisions	$1,576	$9	$0	$1,585
U.S. government sponsored agencies and mortgage-backed pass through certificates	17,819	525	0	18,344
Other debt securities	480	0	0	480
Total held-to-maturity securities	$19,875	$534	$0	$20,409

The amortized cost and fair value of securities as of December 31, 2008 are summarized as follows:

Available-for-Sale

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury and government agencies	$18,330	$576	$0	$18,906
State and political subdivisions	39,738	757	(651)	39,844
U.S. government sponsored agencies and mortgage-backed pass through certificates	187,390	1,305	(390)	188,305
Collateralized mortgage obligations	1	0	0	1
Total debt securities	245,459	2,638	(1,041)	247,056
Marketable equity securities	20,540	0	(220)	20,320
Total available-for-sale securities	$265,999	$2,638	$(1,261)	$267,376

Held-to-Maturity

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
State and political subdivisions	$1,576	$9	$0	$1,585
U.S. government sponsored agencies and mortgage-backed pass through certificates	24,021	0	(110)	23,911
Total held-to-maturity securities	$25,597	$9	$(110)	$25,496

The amortized cost and fair value of securities at June 30, 2009 by contractual maturity are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale		Held-to-Maturity
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$8,094	$8,167	$0	$0
Due after one through five years	21,812	22,402	395	404
Due after five through ten years	5,194	5,101	0	0
Due after ten years	15,049	14,737	1,181	1,181
Mortgage-backed securities and collateralized mortgage obligations	224,183	227,661	17,819	18,344
Other securities	0	0	480	480
Total debt securities	274,332	278,068	19,875	20,409
Marketable equity securities	20,540	19,938	0	0
	$294,872	$298,006	$19,875	$20,409

Pre-tax gains on the sale of available for sale securities for the six months ended June 30, 2009 totaled $519 thousand and pre-tax losses for the same period were $4 thousand.  For the six months ended June 30, 2008 there were no realized gains on sales of available for sale securities while pre-tax realized losses were $50 thousand.

Securities in the amount of $258 million and $276 million at June 30, 2009 and December 31, 2008, respectively, were pledged to secure public deposits, trust funds, repurchase agreements, and advances from the Federal Home Loan Bank.

    CTBI evaluates its investment portfolio on a quarterly basis for impairment.  The analysis performed as of June 30, 2009 indicates that all impairment is considered temporary, market driven, and not credit-related.  The following tables provide the amortized cost, gross unrealized losses, and fair market value, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position as of June 30, 2009.

Available-for-Sale

(in thousands)	Amortized Cost	Gross Unrealized Losses	Fair Value
Less Than 12 Months
U.S. Treasury and government agencies	$2,002	$(23)	$1,979
State and political subdivisions	13,521	(260)	13,261
U.S. government sponsored agencies and mortgage-backed pass through certificates	29,093	(68)	29,025
Total debt securities	44,616	(351)	44,265
Marketable equity securities	540	(234)	306
Total securities	$45,156	$(585)	$44,571

12 Months or More
U.S. Treasury and government agencies	$0	$0	$0
State and political subdivisions	4,023	(243)	3,780
U.S. government sponsored agencies and mortgage-backed pass through certificates	0	0	0
Total debt securities	4,023	(243)	3,780
Marketable equity securities	20,000	(368)	19,632
Total securities	$24,023	$(611)	$23,412

Total
U.S. Treasury and government agencies	$2,002	$(23)	$1,979
State and political subdivisions	17,544	(503)	17,041
U.S. government sponsored agencies and mortgage-backed pass through certificates	29,093	(68)	29,025
Total debt securities	48,639	(594)	48,045
Marketable equity securities	20,540	(602)	19,938
Total securities	$69,179	$(1,196)	$67,983

As of June 30, 2009, there were no held-to-maturity securities with unrealized losses.

The analysis performed as of December 31, 2008 indicated that all impairment was considered temporary, due to fluctuations in interest rates, and not credit-related.  The following tables provide the amortized cost, gross unrealized losses, and fair value, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position as of December 31, 2008.

Available-for-Sale

(in thousands)	Amortized Cost	Gross Unrealized Losses	Fair Value
Less Than 12 Months
State and political subdivisions	$8,929	$(453)	$8,476
U.S. government sponsored agencies and mortgage-backed pass through certificates	76,984	(321)	76,663
Total debt securities	85,913	(774)	85,139
Marketable equity securities	20,000	(220)	19,780
Total securities	$105,913	$(994)	$104,919

12 Months or More
State and political subdivisions	$1,385	$(198)	$1,187
U.S. government sponsored agencies and mortgage-backed pass through certificates	22,299	(69)	22,230
Total debt securities	23,684	(267)	23,417
Marketable equity securities	0	0	0
Total securities	$23,684	$(267)	$23,417

Total
State and political subdivisions	$10,314	$(651)	$9,663
U.S. government sponsored agencies and mortgage-backed pass through certificates	99,283	(390)	98,893
Total debt securities	109,597	(1,041)	108,556
Marketable equity securities	20,000	(220)	19,780
Total securities	$129,597	$(1,261)	$128,336

Held-to-Maturity

(in thousands)	Amortized Cost	Gross Unrealized Losses	Fair Value
Less Than 12 Months
State and political subdivisions	$0	$0	$0
U.S. government sponsored agencies and mortgage-backed pass through certificates	24,021	(110)	23,911
Total securities	$24,021	$(110)	$23,911

Note 4 – Loans

Major classifications of loans, net of unearned income and deferred loan origination costs, are summarized as follows:

(in thousands)	June 30 2009	December 31 2008
Commercial construction	$143,224	$156,425
Commercial secured by real estate	702,892	663,663
Commercial other	365,415	365,685
Real estate construction	48,763	56,298
Real estate mortgage	589,639	609,394
Consumer	511,541	484,843
Equipment lease financing	18,781	12,343
Total loans	$2,380,255	$2,348,651

Activity in the allowance for loan and lease losses was as follows:

	Six Months Ended
	June 30
(in thousands)	2009	2008
Allowance balance at January 1	$30,821	$28,054
Additions to allowance charged against operations	6,503	5,017
Recoveries credited to allowance	1,668	1,253
Losses charged against allowance	(7,570)	(5,228)
Allowance balance at June 30	$31,422	$29,096

Note 5 – Mortgage Servicing Rights

The following table presents the components of mortgage banking income:

	Six Months Ended
	June 30
(in thousands)	2009	2008
Net gain on sale of loans held for sale	$3,240	$1,040
Net loan servicing income
Servicing fees	500	431
Late fees	33	31
Ancillary fees	388	114
Fair value adjustments	237	(245)
Net loan servicing income (loss)	1,158	331
Mortgage banking income	$4,398	$1,371

Mortgage loans serviced for others are not included in the accompanying balance sheets.  Loans serviced for the benefit of others (primarily FHLMC) were $425 million at June 30, 2009 and $349 million at December 31, 2008.  Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors, and processing foreclosures.  Custodial escrow balances maintained in connection with the foregoing loan servicing, and included in demand deposits, were approximately $1.2 million at June 30, 2009 compared to $0.4 million at December 31, 2008.

Activity for capitalized mortgage servicing rights using the fair value method was as follows:

	Six Months Ended
	June 30
(in thousands)	2009	2008
Fair value, beginning of period	$2,168	$3,258
New servicing assets created	1,002	243
Change in fair value during the period due to:
Time decay (1)	(76)	(91)
Payoffs (2)	(392)	(186)
Changes in valuation inputs or assumptions (3)	705	32
Fair value, end of period	$3,407	$3,256

(1)	Represents decrease in value due to regularly scheduled loan principal payments and partial loan paydowns.
(2)	Represents decrease in value due to loans that paid off during the period.
(3)	Represents change in value resulting from market-driven changes in interest rates and prepayment speeds.

The fair value of capitalized mortgage servicing rights was $3.4 million at June 30, 2009 compared to $2.2 million at December 31, 2008 and $3.3 million at June 30, 2008.  Fair values were determined by third-party valuations using a discount rate of 10.0% for the quarters ended June 30, 2009 and December 31, 2008, and 10.06% for the quarter ended June 30, 2008 and weighted average default rates of 1.5%, 1.7% and 1.3% respectively.  Prepayment speeds generated using the Andrew Davidson Prepayment Model averaged 13.3% at June 30, 2009 compared to 20.7% at December 31, 2008 and 12.5% at June 30, 2008.  MSR values are very sensitive to movement in interest rates as expected future net servicing income depends on the projected balance of the underlying loans, which can be greatly impacted by the level of prepayments.  CTBI does not currently hedge against changes in the fair value of its MSR portfolio.

Note 6 – Borrowings

Short-term debt consists of the following:

(in thousands)	June 30 2009	December 31 2008
Subsidiaries:
Repurchase agreements	$152,290	$157,422
Federal funds purchased	19,712	11,492
Total short-term debt	$172,002	$168,914

On July 28, 2009, Community Trust Bancorp, Inc. was notified by Fifth Third Bank of the extension of the expiration date of our $12 million line of credit from July 29, 2009 to October 29, 2009.  Currently, all $12 million remain available for general corporate purposes.

All federal funds purchased and the majority of repurchase agreements mature and reprice daily.  The average rates paid for federal funds purchased and repurchase agreements on June 30, 2009 were 0.20% and 1.32%, respectively.

Federal Home Loan Bank advances consisted of the following monthly amortizing and term borrowings:

(in thousands)	June 30 2009	December 31 2008
Monthly amortizing	$696	$727
Term	60,000	60,000
	$60,696	$60,727

The advances from the Federal Home Loan Bank that require monthly principal payments were due for repayment as follows:

	Principal Payments Due by Period at June 30, 2009
(in thousands)	Total	Within 1 Year	2 Years	3 Years	4 Years	5 Years	After 5 Years
Outstanding advances, weighted average interest rate – 3.75%	$696	$638	$8	$8	$8	$8	$26

The term advances that require the total payment to be made at maturity follow:

(in thousands)	June 30 2009	December 31 2008
Advance #154, 3.17%, due 8/04/09	$20,000	$20,000
Advance #155, 3.18%, due 9/02/09	40,000	40,000
Total Term Advances	$60,000	$60,000

Advances totaling $60.7 million at June 30, 2009 were collateralized by FHLB stock of $24.7 million and a blanket lien on qualifying first mortgage loans.  As of June 30, 2009, CTBI had a $393 million FHLB borrowing capacity, leaving $241 million available for additional advances.  The advances had fixed interest rates ranging from 1.00% to 4.00% with a weighted average rate of 3.18%.  The advances are subject to restrictions or penalties in the event of prepayment. Advance #154 matured on August 4, 2009 and was renewed into a short term six month Advance #156 at 0.43% maturing on January, 29, 2010.

Long-term debt consists of the following:

(in thousands)	June 30 2009	December 31 2008
Junior subordinated debentures, 6.52%, due 6/1/37	$61,341	$61,341

CTBI has outstanding $61.3 million in junior subordinated debentures with an unconsolidated Delaware statutory trust subsidiary which in turn issued $59.5 million of capital securities in a private placement to institutional investors.  The debentures, which mature 30 years from the date of issuance, are redeemable at par at CTBI's option after five years, were issued at a rate of 6.52% until June 1, 2012, and thereafter at a floating rate based on the three-month LIBOR plus 1.59%.  The underlying capital securities were issued at the equivalent rates and terms.  The proceeds of the debentures were used to fund the redemption on April 2, 2007 of all CTBI's outstanding 9.0% and 8.25% junior subordinated debentures in the total amount of $61.3 million.

Note 7 – Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 30		June 30
(in thousands)	2009	2008	2009	2008
Numerator:
Net income	$5,937	$8,620	$12,517	$17,165

Denominator:
Basic earnings per share:
Weighted average shares	15,127	14,989	15,101	14,995
Diluted earnings per share:
Effect of dilutive stock options	92	163	93	150
Adjusted weighted average shares	15,219	15,152	15,194	15,145

Earnings per share:
Basic earnings per share	$0.39	$0.58	$0.83	$1.14
Diluted earnings per share	0.39	0.57	0.82	1.13

Options to purchase 405 thousand common shares were excluded from the diluted calculations above for the three and six months ended June 30, 2009 because the exercise prices on the options were greater than the average market price for the period.  Options to purchase 295 thousand common shares were excluded from the calculations for the three months ended June 30, 2008.

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

The application of SFAS No. 157 in situations where the market for a financial asset is not active was clarified by the issuance of FSP No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active,” in October 2008. FSP No. FAS 157-3 was effective for financial statements issued as of September 30, 2008 and thereafter. FSP No. FAS 157-3 did not have a material impact on the methods by which the Company determines the fair values of its financial assets. FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” was issued in April 2009 and became effective for the second quarter of 2009. This FSP clarifies factors that determine whether transactions are orderly or not in evaluating the reliability of market transactions for fair value estimates. FSP No. FAS 157-2 deferred the application of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities that are measured at fair value on a nonrecurring basis to fiscal years beginning after November 15, 2008. The Company adopted the provisions of SFAS No. 157 with respect to nonfinancial assets and nonfinancial liabilities beginning on January 1, 2009.

Assets Measured on a Recurring Basis

The following tables presents information about CTBI’s assets measured at fair value on a recurring basis as of June 30, 2009 and December 31, 2008, and indicates the fair value hierarchy of the valuation techniques utilized by CTBI to determine such fair value.

(in thousands)		Fair Value Measurements at June 30, 2009 Using
	Fair Value June 30 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities:
U.S. Treasury and government agencies	$1,979	$0	$1,979	$0
State and political subdivisions	48,428	0	48,428	0
U.S. government sponsored agencies and mortgage-backed pass through certificates	227,660	0	227,660	0
Collateralized mortgage obligations	1	0	1	0
Marketable equity securities	19,938	0	19,727	211
Mortgage servicing rights	3,407	0	0	3,407
Total recurring assets measured at fair value	$301,413	$0	$297,795	$3,618

(in thousands)		Fair Value Measurements at December 31, 2008 Using
	Fair Value December 31 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities:
U.S. Treasury and government agencies	$18,906	$0	$18,906	$0
State and political subdivisions	39,844	0	39,844	0
U.S. government sponsored agencies and mortgage-backed pass through certificates	188,305	0	188,305	0
Collateralized mortgage obligations	1	0	1	0
Marketable equity securities	20,320	0	19,780	540
Mortgage servicing rights	2,168	0	0	2,168
Total recurring assets measured at fair value	$269,544	$0	$266,836	$2,708

U.S. Treasury and government agencies, State and political subdivision, U.S. government sponsored agencies and mortgage-backed pass through certificates, Collateralized mortgage obligations, Marketable equity securities – Level 2 Inputs.  For these securities, CTBI obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions, among other things.

Marketable equity securities – Level 3 Inputs.  The securities owned by CTBI that were measured using Level 3 criteria are auction rate securities issued by FNMA. These securities were valued using an independent third party.  For these securities, the valuation methods used were (1) a discounted cash flow model valuation, where the expected cash flows of the securities are discounted to the present using a yield that incorporates compensation for illiquidity and (2) a market comparables method, where the securities are valued based on indications, from the secondary market, of what discounts buyers demand when purchasing similar securities.  Using these methods, the auction rate securities are classified as Level 3.

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

Following is a reconciliation of the beginning and ending balances of recurring fair value measurements using significant unobservable (Level 3) inputs:

Marketable Equity Securities (in thousands)	Three Months Ended June 30, 2009	Six Months Ended June 30, 2009
Beginning balance	$211	$540
Total realized and unrealized gains and losses
included in net income	0	0
Transfer of Securities from Level 3 to Level 2	0	(329)
Purchases, issuances, and settlements	0	0
Ending balance, June 30, 2009	$211	$211

Mortgage Servicing Rights (in thousands)	Three Months Ended June 30, 2009	Six Months Ended June 30, 2009
Beginning balance	$2,475	$2,168
Total realized and unrealized gains and losses
included in net income	744	705
Transfer of Securities from Level 3 to Level 2	0	0
Purchases, issuances, and settlements	188	534
Ending balance, June 30, 2009	$3,407	$3,407

Assets Measured on a Non-Recurring Basis

Assets measured at fair value on a non-recurring basis as of June 30, 2009 and December 31, 2008 are summarized below:

(in thousands)		Fair Value Measurements at June 30, 2009 Using
	Fair Value June 30 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$8,652	$0	$0	$8,652
Other real estate/assets owned	$14,232	$0	$0	$14,232

(in thousands)		Fair Value Measurements at December 31, 2008 Using
	Fair Value December 31 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$10,285	$0	$0	$10,285

Impaired Loans – Level 3 Inputs.  Loans considered impaired under SFAS No. 114, Accounting by Creditors for Impairment of a Loan, as amended by SFAS No. 118, Accounting by Creditors for Impairment of a Loan — Income Recognition and Disclosure, are loans for which, based on current information and events, it is probable that the creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement.  Impaired loans are subject to nonrecurring fair value adjustments to reflect (1) partial write-downs that are based on the observable market price or current appraised value of the collateral or (2) the full charge-off of the loan carrying value. Quarter-to-date losses on impaired loans were $2.4 million and year-to-date losses on impaired loans totaled $3.1 million at June 30, 2009.

Other real estate/assets owned – Level 3 Inputs.  In accordance with the provisions of Statement 144, long-lived assets held for sale with a carrying amount of $8.4 million were written down to their fair value less costs to sale during the quarter.  Long-lived assets are nonfinancial assets subject to nonrecurring fair value adjustments to reflect partial write-downs that are based on the observable market price or current appraised value of the collateral. Losses on other real estate/assets owned for the quarter were $0.2 million and $0.5 million year-to-date at June 30, 2009.

The following table presents the carrying amounts and estimated fair values of financial instruments at June 30, 2009 and December 31, 2008:

(in thousands)	June 30, 2009		December 31, 2008
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets
Cash and cash equivalents	$125,779	$125,779	$140,878	$140,878
Other short-term investments	29,500	29,470	100	100
Securities available-for-sale	298,006	298,006	267,376	267,376
Securities held-to-maturity	19,875	20,409	25,597	25,496
Loans, net (including impaired loans)	2,348,833	2,362,426	2,317,830	2,329,044
Loans held for sale	600	624	623	638
Federal Reserve Bank stock	4,348	4,348	4,340	4,340
Federal Home Loan Bank stock	24,700	24,700	24,700	24,700
Accrued interest receivable	11,965	11,965	12,926	12,926
Capitalized mortgage servicing rights	3,407	3,407	2,168	2,168
	$2,867,013	$2,881,134	$2,796,538	$2,807,666

Financial liabilities
Deposits	$2,393,953	$2,401,768	$2,331,834	$2,342,136
Short-term borrowings	172,002	172,278	168,914	168,866
Advances from Federal Home Loan Bank	60,696	60,842	60,727	61,245
Long-term debt	61,341	29,471	61,341	29,424
Accrued interest payable	9,994	9,994	5,570	5,570
	$2,697,986	$2,674,353	$2,628,386	$2,607,241

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and Cash Equivalents – The carrying amount approximates fair value.

Other Short-term Investments – Fair values are based on quoted market prices or dealer quotes.

Held-to-Maturity Securities – Fair values are based on quoted market prices or dealer quotes.

Loans (net of the allowance for loan and lease losses and including impaired loans) – The fair value of fixed rate loans and variable rate mortgage loans is estimated by discounting the future cash flows using current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.  For other variable rate loans, the carrying amount approximates fair value.

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

Other Financial Instruments – The estimated fair value for other financial instruments and off-balance sheet loan commitments approximates cost at June 30, 2009 and December 31, 2008.  Off-balance sheet loan commitments at June 30, 2009 and December 31, 2008 were $461.0 million and $481.8 million, respectively.

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

Overview

Community Trust Bancorp, Inc. (“CTBI”) is a bank holding company headquartered in Pikeville, Kentucky.  At June 30, 2009, CTBI owned one commercial bank and one trust company.  Through its subsidiaries, CTBI has seventy-six banking locations in eastern, northeastern, central, and south central Kentucky and southern West Virginia, and five trust offices across Kentucky.  At June 30, 2009, CTBI had total consolidated assets of $3.0 billion and total consolidated deposits, including repurchase agreements, of $2.5 billion, making it the largest depository of Kentucky based deposits of any bank holding company headquartered in the Commonwealth of Kentucky.  Total shareholders’ equity at June 30, 2009 was $314.8 million.

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

Other Real Estate – Real estate acquired by foreclosure is carried at the lower of the investment in the property or its fair value.  Other real estate owned by CTBI included in other assets at June 30, 2009 and December 31, 2008 was $20.4 million and $10.4 million, respectively.

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

Stock Options – At June 30, 2009 and December 31, 2008, CTBI had a share-based employee compensation plan, which is described more fully in note 13 to the consolidated financial statements for the year ended December 31, 2008, included in CTBI’s Annual Report on Form 10-K.  CTBI accounts for this plan under the recognition and measurement principles of SFAS 123R, Share-Based Payment.

Reclassifications – Certain reclassifications considered to be immaterial have been made in the prior year condensed consolidated financial statements to conform to current year classifications.  These reclassifications had no effect on net income.

Dividends

The following schedule shows the quarterly cash dividends paid for the past six quarters:

Pay Date	Record Date	Amount Per Share
July 1, 2009	June 15, 2009	$0.30
April 1, 2009	March 15, 2009	$0.30
January 1, 2009	December 15, 2008	$0.30
October 1, 2008	September 15, 2008	$0.29
July 1, 2008	June 15, 2008	$0.29
April 1, 2008	March 15, 2008	$0.29

Statement of Income Review

CTBI reported earnings for the quarter ended June 30, 2009 of $5.9` million or $0.39 per basic share compared to $6.6 million or $0.44 per basic share earned during the quarter ended March 31, 2009 and $8.6 million or $0.58 per basic share earned during the second quarter of 2008.  YTD June 30, 2009 earnings per basic share are $0.83 compared to $1.14 for the same period in 2008.

Earnings Summary (unaudited)
(in thousands except per share data)	2Q 2009	1Q 2009	2Q 2008	6 Months 2009	6 Months 2008
Net income	$5,937	$6,580	$8,620	$12,517	$17,165
Earnings per share	$0.39	$0.44	$0.58	$0.83	$1.14
Earnings per share (diluted)	$0.39	$0.43	$0.57	$0.82	$1.13

Return on average assets	0.78%	0.89%	1.19%	0.83%	1.19%
Return on average equity	7.52%	8.51%	11.21%	8.01%	11.20%
Efficiency ratio	64.25%	67.99%	57.25%	66.08%	56.82%
Tangible Common Equity	8.38%	8.31%	8.52%	8.38%	8.52%

Dividends declared per share	$0.30	$0.30	$0.29	$0.60	$0.58
Book value per share	$20.80	$20.68	$20.43	$20.80	$20.43

Weighted average shares	15,127	15,076	14,989	15,101	14,995
Weighted average shares (diluted)	15,219	15,193	15,152	15,194	15,145

Second Quarter 2009 Highlights

❖
CTBI continues to maintain a significantly higher level of capital than required by regulatory authorities to be designated as well-capitalized.  On June 30, 2009, our Tangible Common Equity/Tangible Assets Ratio remained significantly higher than our peer institutions at 8.38%, our Tier 1 Leverage Ratio of 10.22% was 522 basis points higher than the 5.00% required, our Tier 1 Risk-Based Capital Ratio of 12.92% was 692 basis points higher than the required 6.00%, and our Total Risk-Based Capital Ratio of 14.17% was 417 basis points higher than the 10.00% regulatory requirement for this designation.

❖
Net income for the quarter ended June 30, 2009 was $5.9 million compared to $6.6 million for the quarter ended March 31, 2009 and $8.6 million earned during the second quarter 2008.  YTD net income as of June 30, 2009 was $12.5 million compared to $17.2 million earned during the same period in 2008.

❖
CTBI's basic earnings per share decreased 11.4% from prior quarter and 32.8% from prior year second quarter as the FDIC special assessment and regular FDIC premiums impacted earnings by $2.3 million and allocations to the loan loss reserves increased by $2.5 million.  The increase in loan loss reserves supports loan growth of $44.6 million and increased charge offs as problem commercial real estate loans with specific reserves are working through a slow legal process.

❖	Our tangible common equity/tangible assets ratio remains strong at 8.38%.

❖
While the net interest margin increased by 2 basis points during the quarter ended June 30, 2009, pressure continues on our net interest margin due to the current interest rate environment and economic conditions.  Our net interest margin for the quarter decreased 25 basis points from the same quarter prior year.

❖	Noninterest income for the second quarter 2009 increased 1.9% over prior quarter and 13.2% over prior year second quarter.

❖
Noninterest expense decreased 0.9% from prior quarter and increased 15.3% from prior year second quarter primarily due to an increase in FDIC premiums to $2.3 million for the quarter ended June 30, 2009, a $0.8 million increase from prior quarter and a $2.2 million increase from same quarter last year.

❖	During the quarter, two of our branches were consolidated for efficiency and accessibility resulting in a $0.2 million charge for additional depreciation.

❖
Expenses associated with group medical and life insurance decreased $0.3 million at June 30, 2009 to $0.5 million, YTD 2009 expense is $1.3 million compared to $2.1 million for the same period in 2008.

❖
Nonperforming loans increased $7.4 million at June 30, 2009 to $59.6 million compared to $52.2 million at prior quarter end and $44.2 million for prior year quarter ended June 30, 2008.  The increase in nonperforming loans was in the 90 day and accruing classification and is primarily attributed to two loans totaling $6.0 million which have been determined to be well secured and in the process of collection.  Nonperforming assets (nonperforming loans plus OREO) increased $12.6 million from prior quarter-end, March 31, 2009, and $26.7 million from prior year quarter-end, June 30, 2008.

❖
Loan loss provision for the quarter ended June 30, 2009 was $4.5 million compared to $2.0 million for the quarter ended March 31, 2009.  YTD loan loss provision of $6.5 million is a $1.5 million increase from the $5.0 million for the same period in 2008.

❖	Our loan portfolio grew $44.6 million, an annualized rate of 7.7%, during the quarter with growth in all major categories. Year over year loan growth is $106.6 million or 4.7%.

❖	Our investment portfolio increased $27.1 million for the quarter but declined $17.9 million year over year.

CTBI had basic weighted average shares outstanding of 15.1 million for both the three and six months ended June 30, 2009 compared to 15.0 million for both the three and six months ended June 30, 2008.  The following table sets forth on an annualized basis the return on average assets and return on average shareholders’ equity for the three months and six months ended June 30, 2009 and 2008:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2009	2008	2009	2008
Return on average shareholders' equity	7.52%	11.21%	8.01%	11.20%
Return on average assets	0.78%	1.19%	0.83%	1.19%

Net Interest Income

The Company saw modest improvement in its net interest margin of 2 basis points from prior quarter and experienced a decrease of 25 basis points compared to the quarter ended June 30, 2008.  Net interest income for the quarter increased 3.8% from prior quarter and decreased 1.1% from prior year second quarter, although average earning assets increased 2.3% and 5.5%, respectively, for the same periods.  The Company’s balance sheet is asset sensitive in the short time period but liability sensitive at the one year time period.  Deposit repricing is occurring more slowly than loan repricing placing pressure on the margin; however, current margin improvement from repricing is evidenced as the yield on average earnings assets decreased 14 basis points from prior quarter in comparison to the 19 basis point decrease in the cost of interest bearing funds during the same period.  Net interest income increased $0.9 million from prior quarter.  YTD 2009 net interest income was $49.9 million compared to $52.0 million for the same period in 2008.  Average earnings assets for the quarter ending June 30, 2009 increased $63.0 million from prior quarter and 2009 YTD average earning assets increased $127.5 million from the six months ended June 30, 2008.

The following table summarizes the annualized net interest spread and net interest margin for the three and six months ended June 30, 2009 and 2008.

	Three Months Ended		Six Months Ended
	June 30		June 30
	2009	2008	2009	2008
Yield on interest earning assets	5.39%	6.26%	5.46%	6.51%
Cost of interest bearing funds	2.25%	3.01%	2.34%	3.23%
Net interest spread	3.14%	3.25%	3.12%	3.28%

Net interest margin	3.63%	3.88%	3.62%	3.94%

Provision for Loan Losses

The analysis of the changes in the allowance for loan losses and selected ratios is set forth below:

	Six Months Ended
	June 30
(in thousands)	2009	2008
Allowance balance at January 1	$30,821	$28,054
Additions to allowance charged against operations	6,503	5,017
Recoveries credited to allowance	1,668	1,253
Losses charged against allowance	(7,570)	(5,228)
Allowance balance at June 30	$31,422	$29,096

Allowance for loan losses to period-end loans	1.32%	1.28%
Average loans, net of unearned income	$2,352,664	$2,251,892
Provision for loan losses to average loans, annualized	0.56%	0.45%
Loan charge-offs net of recoveries, to average loans, annualized	0.51%	0.35%

Net loan charge-offs for the quarter of $3.7 million, or 0.63% of average loans annualized, was an increase from prior quarter's and from the prior year second quarter’s  0.38%.  Of the total net charge offs of $3.7 million, $2.6 million was charged off in commercial loans with specific reserve allocations for these loans of $2.1 million or 81% of total commercial loan charge offs.  Residential real estate and other consumer loans are not generally provided a specific allocation during the credit review process.   Allocations to loan loss reserves were $4.5 million for the quarter ended June 30, 2009 compared to $2.0 million for the quarter ended March 31, 2009 and $2.6 million for the quarter ended June 30, 2008.  Our loan loss reserves as a percentage of total loans outstanding at June 30, 2009 increased to 1.32% from the 1.31% at March 31, 2009 and from the 1.28% at June 30, 2008.  The adequacy of our loan loss reserves is analyzed quarterly and adjusted as necessary with a focus on maintaining appropriate reserves for potential losses.

Noninterest Income

Noninterest income for the second quarter 2009 increased 1.9% over prior quarter and 13.2% over prior year second quarter.  The quarter over quarter increase included a $0.6 million increase in deposit service charges and a $0.7 million increase in loan related fees driven primarily by a $0.5 million increase in the fair value of our mortgage servicing rights. The increase from prior year second quarter included a $0.8 million increase in gains on sales of loans and a $0.4 million increase in loan related fees related to the fair value adjustment of mortgage servicing rights. Losses on sales of securities for the 2nd quarter 2009 were $4 thousand compared to a securities gain for the 1st quarter 2009 of $0.5 million.  Noninterest income for the six months ended June 30, 2009 increased 17.8% over the same period in 2008.  The year to date increase was driven by a $2.2 million increase in gains on sales of loans and a $0.9 million increase in loan related fees related to the fair value adjustment of mortgage servicing rights.

Noninterest Expense

Noninterest expense for the quarter decreased 0.9% from prior quarter and increased 15.3% from prior year second quarter.  FDIC premium costs of $2.3 million during the second quarter were a $0.8 million increase quarter over quarter and a $2.2 million increase from the same quarter last year.  The increase quarter over quarter was driven by a one time assessment imposed by the Federal Deposit Insurance Corporation to be paid during September 2009 but assessed as of June 30, 2009.  The Company continues to experience higher legal fees, repossession expenses and other real estate owned expenses as it continues to work through problem loans associated with the decline in the real estate market in Central Kentucky.  Personnel costs decreased by $0.6 million quarter over quarter as the Company experienced reduced health care costs and increased capitalization of loan related personnel costs.

 Balance Sheet Review

The Company’s total assets at $3.0 billion increased 0.5% from prior quarter and 5.5% from prior year.  Loans outstanding at June 30, 2009 were $2.4 billion reflecting an annualized 7.7% growth during the quarter and a 4.7% growth from June 30, 2008.  The growth occurred in all segments of the portfolio with consumer loans increasing by $22.8 million, commercial loans increasing by $14.1 million and residential real estate increasing by $7.7 million.  CTBI's investment portfolio increased an annualized 37.4% from prior quarter and decreased 5.4% from prior year.  Federal funds sold and deposits in other banks decreased $56.7 million quarter over quarter and increased $61.8 million year over year.  Deposits, including repurchase agreements, at $2.5 billion increased an annualized 2.2% from prior quarter and 5.2% from prior year.

Shareholders’ equity at June 30, 2009 was $314.8 million compared to $311.8 million at March 31, 2009 and $306.2 million at June 30, 2008.  CTBI's annualized dividend yield to shareholders as of June 30, 2009 was 4.49%.

Loans

Loan growth occurred in all three major loan categories—commercial, residential, and consumer— during the first six months of 2009.  The commercial loan portfolio increased $14.1 million, the consumer portfolio increased $22.8 million, and residential real estate loans increased $7.7 million.

The following tables summarize CTBI’s nonperforming loans as of June 30, 2009 and December 31, 2008.

(in thousands)	Nonaccrual Loans	As a % of Loan Balances by Category	Restructured Loans	As a % of Loan Balances by Category	Accruing Loans Past Due 90 Days or More	As a % of Loan Balances by Category	Total Loan Balances
June 30, 2009
Commercial construction	$13,435	9.38%	$0	0.00%	$4,270	2.98%	$143,224
Commercial secured by real estate	16,938	2.41	0	0.00	9,966	1.42	702,892
Commercial other	5,142	1.41	0	0.00	1,937	0.53	365,415
Consumer real estate construction	107	0.22	0	0.00	139	0.29	48,763
Consumer real estate secured	3,889	0.66	0	0.00	3,104	0.53	589,639
Consumer other	0	0.00	0	0.00	648	0.13	511,541
Equipment lease financing	0	0.00	0	0.00	0	0.00	18,781
Total	$39,511	1.66%	$0	0.00%	$20,064	0.84%	$2,380,255

(in thousands)	Nonaccrual Loans	As a % of Loan Balances by Category	Restructured Loans	As a % of Loan Balances by Category	Accruing Loans Past Due 90 Days or More	As a % of Loan Balances by Category	Total Loan Balances
December 31, 2008
Commercial construction	$21,602	13.81%	$0	0.00%	$3,741	2.39%	$156,425
Commercial secured by real estate	10,780	1.62	0	0.00	3,319	0.50	663,663
Commercial other	4,471	1.22	0	0.00	634	0.17	365,685
Consumer real estate construction	1,255	2.23	0	0.00	55	0.10	56,298
Consumer real estate secured	2,837	0.47	0	0.00	3,008	0.49	609,394
Consumer other	0	0.00	0	0.00	488	0.10	484,843
Equipment lease financing	0	0.00	0	0.00	0	0.00	12,343
Total	$40,945	1.74%	$0	0.00%	$11,245	0.48%	$2,348,651

CTBI's total nonperforming loans were $59.6 million at June 30, 2009 compared to $52.2 million at March 31, 2009 and $44.2 million at June 30, 2008.  Our loan portfolio management processes focus on the immediate identification, management, and resolution of problem loans to maximize recovery and minimize loss.  Total impaired loans at June 30, 2009 were $35.4 million compared to $36.6 million at December 31, 2008.

Foreclosed properties increased during the second quarter 2009 to $20.4 million from the $15.2 million at March 31, 2009 and the $9.1 million at June 30, 2008, as problem real estate loans are slowly moving through the legal system, which remains strained due to current economic conditions and CTBI continues working through a prolonged foreclosure process.  Sales of foreclosed properties during the second quarter 2009 totaled $1.9 million while new foreclosed properties totaled $7.3 million.  Our nonperforming loans and foreclosed properties remain primarily concentrated in our Central Kentucky Region.

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

Securities

CTBI uses its securities held-to-maturity for production of income and to manage cash flow needs through expected maturities.  CTBI uses its securities available-for-sale for income and balance sheet liquidity management.  Securities available-for-sale reported at fair value increased from $267.4 million as of December 31, 2008 to $298.0 million at June 30, 2009.  The excess of market over cost increased from $1.4 million at December 31, 2008 to $3.1 million at June 30, 2009.  Securities held-to-maturity decreased from $25.6 million to $19.9 million during the same period.  Total securities as a percentage of total assets were 10.0% as of December 31, 2008 and 10.5% as of June 30, 2009.

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

CTBI owns securities with an estimated fair value of $298.0 million that are designated as available-for-sale and available to meet liquidity needs on a continuing basis. In addition, CTBI has $29.5 million in short term investments consisting of certificates of deposits in other banks that will mature prior to December 31, 2009. All investments in other banks are made at or below the FDIC insured maximum of $250 thousand. CTBI also has available Federal Home Loan Bank advances for both liquidity and management of its asset/liability position.  FHLB advances remained at $60.7 million from December 31, 2008 to June 30, 2009.  FHLB borrowing capacity at June 30, 2009 was $241.0 million.  Long-term debt remained at $61.3 million from December 31, 2008 to June 30, 2009.  The parent company has a $12 million line of credit.  The line of credit was scheduled to mature on July 29, 2009.  On July 28, 2009, Community Trust Bancorp, Inc. was notified by Fifth Third Bank of the extension of the expiration date of our $12 million line of credit from July 29, 2009 to October 29, 2009.  Currently, all $12 million remain available for general corporate purposes.  We believe that we will be able to obtain a one year renewal of a similar line of credit and expect to finalize such renewal in the near future.  At June 30, 2009, federal funds sold were $34.1 million compared to $45.9 million at December 31, 2008.  Additionally, management projects cash flows from CTBI’s investment portfolio to generate additional liquidity over the next 90 days.

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

The investment portfolio consists of investment grade short-term issues suitable for bank investments.  The majority of the investment portfolio is in U.S. government and government sponsored agency issuances.  The average life of the portfolio is 3.84 years. At the end of the second quarter 2009, available-for-sale (“AFS”) securities comprised approximately 86% of the total investment portfolio.  The AFS portfolio was approximately 94% of equity capital, and seventy-four percent of the pledge eligible portfolio was pledged.

CTBI’s stock repurchase program began in December 1998 with the authorization to acquire up to 500,000 shares and was increased by an additional 1,000,000 shares in July 2000 and in May 2005.  CTBI did not repurchase any shares of its common stock during the first six months of 2009.  There are currently 288,519 shares remaining under CTBI’s current repurchase authorization.  As of June 30, 2009, a total of 2,211,481 shares have been repurchased through this program.

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

CTBI’s principal source of funds used to pay dividends to shareholders and service long-term debt is the dividends it receives from the subsidiary bank.  Various federal statutory provisions, in addition to regulatory policies and directives, limit the amount of dividends that subsidiary banks can pay without prior regulatory approval.  These restrictions have had no major impact on CTBI’s dividend policy or its ability to service long-term debt, nor is it anticipated that they would have any major impact in the foreseeable future.  During the remainder of 2009, approximately $24.0 million plus any remaining 2009 net profits can be paid by CTBI’s banking subsidiary without prior regulatory approval.

The primary source of capital for CTBI is the retention of earnings.  CTBI paid cash dividends of $0.60 per share during the first six months of 2009.  Basic earnings per share for the same period were $0.83.  CTBI retained 27.7% of earnings for the first six months of 2009.

Under guidelines issued by banking regulators, CTBI and its subsidiary bank are required to maintain a minimum Tier 1 risk-based capital ratio of 4% and a minimum total risk-based ratio of 8%.  In order to be considered “well-capitalized” CTBI must maintain ratios of 6% and 10%, respectively.  Risk-based capital ratios weight the relative risk factors of all assets and consider the risk associated with off-balance sheet items.  CTBI must also maintain a minimum Tier 1 leverage ratio of 4%.  The well-capitalized ratio for Tier 1 leverage is 5%.  CTBI’s Tier 1 leverage, Tier 1 risk-based, and total risk-based ratios were 10.22%, 12.92%, and 14.17%, respectively, as of June 30, 2009, all exceeding the threshold for meeting the definition of well-capitalized.

As of June 30, 2009, management is not aware of any conditions or current recommendations by banking regulatory authorities which, if they were to be implemented, would have, or would be reasonably likely to have, a material adverse impact on CTBI’s liquidity, capital resources, or operations.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Interest rate risk management focuses on maintaining consistent growth in net interest income within Board-approved policy limits.  CTBI uses an earnings simulation model to analyze net interest income sensitivity to movements in interest rates.  Given a 200 basis point increase to the yield curve used in the simulation model, it is estimated net interest income for CTBI would increase by 1.94 percent over one year and by 2.61 percent over two years.  A 25 basis point decrease in the yield curve would decrease net interest income by an estimated 0.32 percent over one year and by 0.48 percent over two years.  For further discussion of CTBI’s market risk, see the Management’s Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Market Risk included in the Annual Report on Form 10-K for the year ended December 31, 2008.

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

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and completely and accurately reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. The Company previously identified a material weakness in controls related to the review and approval of accounting conclusions and calculations relating to new and recurring accounting and reporting issues resulting in an error in the recognition of assessable FDIC premiums in the proper periods.  On August 10, 2009 the Company filed an amended Form 10-Q/A for the first quarter ended March 31, 2009.  Please see the amended Form 10-Q/A for additional information.  As a result, our Chief Executive Officer and Executive Vice President / Treasurer have concluded that our disclosure controls and procedures were not effective as of June 30, 2009.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

Except as described above, there were no changes in CTBI’s internal control over financial reporting that occurred during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, CTBI’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	None

Item 1A.	Risk Factors	None

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	None

Item 3.	Defaults Upon Senior Securities	None

Item 4.	Submission of Matters to a Vote of Security Holders	None

CTBI’s Annual Meeting of Shareholders was held on April 28, 2009.  The following items were approved:

1)          Election of the following members to CTBI’s Board of Directors for the ensuing year.

Nominee	In Favor	Withheld
Charles J. Baird	12,722,001	314,697
Nick Carter	12,974,209	62,490
Nick A. Cooley	12,974,593	62,105
Jean R. Hale	12,895,040	141,659
James McGhee II	12,991,167	45,531
M. Lynn Parrish	12,962,634	74,064
Paul E. Patton	12,954,022	82,676
Dr. James R. Ramsey	12,986,101	59,508

2)          Ratification of CTBI’s independent registered public accounting firm for 2009.

The votes of the shareholders on this item were as follows:

In Favor	Against	Abstained
12,903,095	45,283	69,619

Item 5.	Other Information:

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