Form 10-Q
period 2009-09-30
COMMUNITY TRUST BANCORP INC /KY/
filed 2009-11-06
CIK 350852

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009

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

Common stock – 15,156,225 shares outstanding at October 31, 2009

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

Community Trust Bancorp, Inc.
Condensed Consolidated Balance Sheets

(dollars in thousands)	(unaudited) September 30 2009	December 31 2008
Assets:
Cash and due from banks	$78,510	$89,576
Interest bearing deposits	8,035	5,422
Federal funds sold	33,984	45,880
Cash and cash equivalents	120,529	140,878

Other short-term investments	18,720	100
Securities available-for-sale at fair value
(amortized cost of $271,828 and $265,999, respectively)	278,961	267,376
Securities held-to-maturity at amortized cost
(fair value of $16,865 and $25,496, respectively)	16,687	25,597
Loans held for sale	754	623

Loans	2,402,697	2,348,651
Allowance for loan losses	(31,957)	(30,821)
Net loans	2,370,740	2,317,830

Premises and equipment, net	50,172	51,590
Federal Reserve Bank and Federal Home Loan Bank stock	29,051	29,040
Goodwill	65,059	65,059
Core deposit intangible (net of accumulated amortization of $6,698 and
$6,222, respectively)	806	1,282
Bank owned life insurance	25,749	24,135
Mortgage servicing rights	3,070	2,168
Other real estate owned	36,607	10,425
Other assets	18,471	18,428
Total assets	$3,035,376	$2,954,531

Liabilities and shareholders’ equity:
Deposits
Noninterest bearing	$462,096	$450,360
Interest bearing	1,941,858	1,881,474
Total deposits	2,403,954	2,331,834

Repurchase agreements	180,348	157,422
Federal funds purchased and other short-term borrowings	11,855	11,492
Advances from Federal Home Loan Bank	20,684	60,727
Long-term debt	61,341	61,341
Other liabilities	38,554	23,509
Total liabilities	2,716,736	2,646,325

Shareholders’ equity:
Preferred stock, 300,000 shares authorized and unissued	-	-
Common stock, $5 par value, shares authorized 25,000,000;
shares outstanding 2009 –15,145,726; 2008 – 15,066,248	75,729	75,331
Capital surplus	151,837	150,037
Retained earnings	86,438	81,943
Accumulated other comprehensive income, net of tax	4,636	895
Total shareholders’ equity	318,640	308,206

Total liabilities and shareholders’ equity	$3,035,376	$2,954,531

See notes to condensed consolidated financial statements.

Community Trust Bancorp, Inc.
Condensed Consolidated Statements of Operations and Other Comprehensive Income
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
(in thousands except per share data)	2009	2008	2009	2008
Interest income:
Interest and fees on loans, including loans held for sale	$35,477	$37,501	$104,099	$114,564
Interest and dividends on securities
Taxable	2,292	3,139	7,390	9,777
Tax exempt	473	472	1,401	1,417
Interest and dividends on Federal Reserve and Federal Home Loan Bank stock	373	394	1,057	1,188
Other, including interest on federal funds sold	141	198	410	1,108
Total interest income	38,756	41,704	114,357	128,054

Interest expense:
Interest on deposits	9,833	12,713	31,322	41,762
Interest on repurchase agreements and other short-term borrowings	575	1,030	1,846	3,588
Interest on advances from Federal Home Loan Bank	304	462	1,262	1,215
Interest on long-term debt	999	1,000	2,999	3,000
Total interest expense	11,711	15,205	37,429	49,565

Net interest income	27,045	26,499	76,928	78,489
Provision for loan losses	5,772	2,875	12,275	7,892
Net interest income after provision for loan losses	21,273	23,624	64,653	70,597

Noninterest income:
Service charges on deposit accounts	5,721	5,739	16,187	16,341
Gains on sales of loans, net	341	292	3,581	1,332
Trust income	1,345	1,260	3,756	3,749
Loan related fees	525	686	2,767	2,064
Bank owned life insurance	275	190	818	722
Securities gains (losses) and other than temporary impairment charges	(1)	(13,461)	514	(13,511)
Other	1,020	1,325	3,311	3,758
Total noninterest income	9,226	(3,969)	30,934	14,455

Noninterest expense:
Salaries and employee benefits	10,296	10,287	32,214	31,598
Occupancy, net	1,744	1,715	5,262	5,049
Equipment	1,204	1,088	3,592	3,255
Data processing	1,510	1,413	4,511	4,220
Bank franchise tax	939	891	2,767	2,695
Legal and professional fees	847	823	2,841	2,260
FDIC Insurance	1,086	98	4,832	230
Other	4,953	4,985	13,935	12,437
Total noninterest expense	22,579	21,300	69,954	61,744

Income (loss) before income taxes	7,920	(1,645)	25,633	23,308
Income tax expense (benefit)	2,336	(1,068)	7,532	6,720
Net income (loss)	5,584	(577)	18,101	16,588

Other comprehensive income, net of tax:
Unrealized holding gains on securities available-for-sale	2,599	1,837	3,741	1,250
Comprehensive income	$8,183	$1,260	$21,842	$17,838

Basic earnings (loss) per share	$0.37	$(0.04)	$1.20	$1.11
Diluted earnings (loss) per share	0.37	(0.04)	1.19	1.09

Weighted average shares outstanding-basic	15,145	15,011	15,116	15,000
Weighted average shares outstanding-diluted	15,198	15,263	15,207	15,153

Dividends declared per share	$0.30	$0.29	$0.90	$0.87

See notes to condensed consolidated financial statements.

Community Trust Bancorp, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended
	September 30
(in thousands)	2009	2008

Cash flows from operating activities:
Net income	$18,101	$16,588
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,005	3,847
Deferred taxes	4,833	(5,198)
Stock based compensation	420	545
Excess tax benefits of stock-based compensation	732	878
Provision for loan and other real estate losses	12,946	8,103
Securities (gains)/losses and other than temporary impairment charges	(515)	13,511
Gains on sale of mortgage loans held for sale	(3,581)	(1,332)
(Gains)/losses on sale of assets, net	(6)	415
Proceeds from sale of mortgage loans held for sale	181,983	69,527
Funding of mortgage loans held for sale	(178,533)	(68,036)
Amortization of securities premiums, net	1,595	(134)
Change in cash surrender value of bank owned life insurance	(669)	(609)
Fair value adjustments of mortgage servicing rights	201	104
Changes in:
Other liabilities	8,298	4,118
Other assets	(1,209)	3,651
Net cash provided by operating activities	48,601	45,978

Cash flows from investing activities:
Securities available-for-sale:
Proceeds from sales	37,451	29,950
Proceeds from prepayments and maturities	74,130	53,067
Purchase of securities	(118,454)	(55,264)
Securities held-to-maturity:
Proceeds from prepayments and maturities	9,360	5,773
Purchase of securities	(480)	0
Other short-term investments
Purchase of securities	(29,400)	0
Proceeds from maturities	10,780	0
Change in loans, net	(93,939)	(99,361)
Purchase of premises and equipment	(2,111)	(2,384)
Proceeds from sale of premises and equipment	24	8
Additional investment in equity securities	(11)	(976)
Proceeds from sale of other real estate and other repossessed assets	3,589	3,623
Additional investment in other real estate owned	(1,642)	(119)
Additional investment in bank owned life insurance	(945)	0
Net cash used in investing activities	$(111,648)	$(65,683)

Cash flows from financing activities:
Change in deposits, net	$72,120	$(3,397)
Change in repurchase agreements and other short-term borrowings, net	23,289	(14,926)
Advances from Federal Home Loan Bank	0	20,000
Payments on advances from Federal Home Loan Bank	(40,043)	(142)
Issuance of common stock	1,668	2,408
Purchase of common stock	0	(2,630)
Excess tax benefits of stock-based compensation	(732)	(878)
Dividends paid	(13,604)	(13,045)
Net cash provided by (used in) financing activities	42,698	(12,610)
Net decrease in cash and cash equivalents	(20,349)	(32,315)
Cash and cash equivalents at beginning of period	140,878	137,250
Cash and cash equivalents at end of period	$120,529	$104,935

Supplemental disclosures:
Income taxes paid	$4,895	$13,171
Interest paid	21,354	45,078
Non-cash activities
Loans to facilitate the sale of other real estate and other repossessed assets	315	935
Common stock dividends accrued, paid in subsequent quarter	4,549	4,359
Real estate acquired in settlement of loans	29,068	6,135
Other than temporary impairment of investment securities	0	13,461

See notes to condensed consolidated financial statements.

Community Trust Bancorp, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1 - Summary of Significant Accounting Policies

In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments (which consist of normal recurring accruals) necessary, to present fairly the condensed consolidated financial position as of September 30, 2009, the results of operations for the three and nine months ended September 30, 2009 and 2008, and the cash flows for the nine months ended September 30, 2009 and 2008.  In accordance with accounting principles generally accepted in the United States of America for interim financial information, these statements do not include certain information and footnote disclosures required by accounting principles generally accepted in the United States of America for complete annual financial statements.  The results of operations for the three and nine months ended September 30, 2009 and 2008, and the cash flows for the nine months ended September 30, 2009 and 2008, are not necessarily indicative of the results to be expected for the full year.  The condensed consolidated balance sheet as of December 31, 2008 has been derived from the audited consolidated financial statements of Community Trust Bancorp, Inc. (“CTBI”) for that period.  For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2008, included in CTBI’s Annual Report on Form 10-K.

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

These financial statements consider events that occurred through November 6, 2009, the date the financial statements were issued.

New Accounting Standards –

➢ Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities – This Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 260 (formerly FASB Staff Position (FSP) EITF 03-6-1) addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method described in ASC 260-10-45 (formerly paragraphs 60 and 61 of FASB Statement No. 128, Earnings Per Share).  This standard was effective January 1, 2009, and did not have a significant impact on our consolidated financial statements.

➢ Business Combinations (Revised 2007) – The FASB issued ASC 805 (formerly FAS 141(R) Business Combinations), which applies to all transactions and other events in which one entity obtains control over one or more other businesses.  ASC 805 requires an acquirer, upon initially obtaining control of another entity, to recognize the assets, liabilities, and any non-controlling interest in the acquiree at fair value as of the acquisition date.  Contingent consideration is required to be recognized and measured at fair value on the date of acquisition rather than at a later date when the amount of that consideration may be determinable beyond a reasonable doubt.  This fair value approach replaces the cost-allocation process previously required whereby the cost of an acquisition was allocated to the individual assets acquired and liabilities assumed based on their estimated fair value.  ASC 805 also requires acquirers to expense acquisition-related costs as incurred rather than allocating such costs to the assets acquired and liabilities.  Under ASC 805, the requirements of ASC 420 (formerly FAS 146, Accounting for Costs Associated with Exit or Disposal Activities), would have to be met in order to accrue for a restructuring plan in purchase accounting.  Pre-acquisition contingencies are to be recognized at fair value, unless it is a non-contractual contingency that is not likely to materialize, in which case, nothing should be recognized in purchase accounting, and instead, that contingency would be subject to the probable and estimable recognition criteria of ASC 450 (formerly FAS 5, Accounting for Contingencies).  This standard defines a bargain purchase as a business combination in which the total acquisition date fair value of the identifiable net assets acquired exceeds the fair value of the consideration transferred plus any noncontrolling interest in the acquiree, and it requires the acquirer to recognize that excess in earnings as a gain attributable to the acquirer.  ASC 805 is effective for business combinations occurring after January 1, 2009.

➢ Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly – ASC 820 (formerly FSP FAS 157-4) affirms that the objective of fair value when the market for an asset is not active is the price that would be received to sell the asset in an orderly transaction and clarifies and includes additional factors for determining whether there has been a significant decrease in market activity for an asset when the market for that asset is not active.  ASC 820 requires an entity to base its conclusion about whether a transaction was not orderly on the weight of the evidence.  This standard is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  CTBI did not elect to early adopt.  This standard did not have a significant impact on our consolidated financial statements.

➢ Recognition and Presentation of Other-Than-Temporary Impairments – ASC 320 (formerly FSP FAS 115-2 and FSP FAS 124-2) (i) changes existing guidance for determining whether an impairment is other than temporary to debt securities and (ii) replaces the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert: (a) it does not have the intent to sell the security; and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis. Under ASC 320, declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses.  The amount of the impairment related to other factors is recognized in other comprehensive income.  This standard is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  CTBI did not elect to early adopt.  This standard did not have a significant impact on our consolidated financial statements.

➢ Interim Disclosures about Fair Value of Financial Instruments – ASC 825 (formerly FSP FAS 107-1 and APB 28-1) requires an entity to provide disclosures about fair value of financial instruments in interim financial information and requires those disclosures in summarized financial information at interim reporting periods. Under this ASC, a publicly traded company shall include disclosures about the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods. In addition, entities must disclose, in the body or in the accompanying notes of its summarized financial information for interim reporting periods and in its financial statements for annual reporting periods, the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position.  This standard did not have a significant impact on our consolidated financial statements.

➢ Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies – ASC 805 (formerly FSP FAS 141(R)-1) requires that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value if fair value can be reasonably estimated.  If fair value of such an asset or liability cannot be reasonably estimated, the asset or liability would generally be recognized in accordance with ASC 450 (formerly FAS 5, Accounting for Contingencies and FASB Interpretation No. (FIN) 14, Reasonable Estimation of the Amount of a Loss).  ASC 805 removes subsequent accounting guidance for assets and liabilities arising from contingencies and requires entities to develop a systematic and rational basis for subsequently measuring and accounting for assets and liabilities arising from contingencies.  This standard also eliminates the requirement to disclose an estimate of the range of outcomes of recognized contingencies at the acquisition date.  For unrecognized contingencies, entities are required to include only the disclosures required by ASC 450 (formerly FAS 5). The standard also requires that contingent consideration arrangements of an acquiree assumed by the acquirer in a business combination be treated as contingent consideration of the acquirer and should be initially and subsequently measured at fair value in accordance with the standard.  This standard is effective for assets or liabilities arising from contingencies CTBI acquires in business combinations occurring after January 1, 2009.

➢ Disclosure of Subsequent Events – In May 2009, the FASB issued ASC 855 (formerly FAS 165, Subsequent Events).  ASC 855 establishes the period after the balance sheet date during which management shall evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements and the circumstances under which an entity shall recognize events or transactions that occur after the balance sheet date.  This standard also requires disclosure of the date through which subsequent events have been evaluated.  The new standard became effective for interim and annual periods ending after June 15, 2009.  CTBI adopted this standard for the interim reporting period ending June 30, 2009. The adoption of this standard did not have a material impact on CTBI’s consolidated financial position or results of operations.

➢ Accounting for Transfers of Financial Assets – In June 2009, the FASB issued ASC 860 (formerly FAS 166, Accounting for Transfers of Financial Assets — An Amendment of FAS 140).  ASC 860 removes the concept of a qualifying special-purpose entity and limits the circumstances in which a financial asset, or portion of a financial asset, should be derecognized when the transferor has not transferred the entire financial asset to an entity that is not consolidated with the transferor in the financial statements being presented and/or when the transferor has continuing involvement with the transferred financial asset.  The new standard will become effective on January 1, 2010.  CTBI is currently evaluating the impact of this standard on its consolidated financial statements.

➢ Determining When to Consolidate Variable Purpose Entities – In June 2009, the FASB issued ASC 810 (formerly FAS 167 — Amendments to FASB Interpretation No. 46(R)).  ASC 810 requires an entity to perform an analysis to determine whether an entity’s variable interest or interests give it a controlling financial interest in a variable interest entity.  This standard requires ongoing reassessments of whether an entity is the primary beneficiary of a variable interest entity and enhanced disclosures that provide more transparent information about an entity’s involvement with a variable interest entity.  The new standard will become effective on January 1, 2010.  CTBI is currently evaluating the impact of adopting this standard on the consolidated financial statements.

➢ Codification of Authoritative Accounting Principles – In June 2009, the FASB issued ASC 105 (formerly FAS 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles).  ASC 105 establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”). Rules and interpretative releases of the Securities and Exchange Commission under federal securities laws are also sources of authoritative GAAP for SEC registrants. The new standard became effective for financial statements issued for interim and annual periods ending after September 15, 2009.  The adoption of this standard did not have a material impact on CTBI’s consolidated financial position or results of operations.

➢ Disclosures Regarding Postretirement Benefit Plan Assets – In December 2008, the FASB issued ASC 715 (formerly FSP FAS 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets).  This standard requires disclosure of the fair value of each major category of plan assets for pension plans and other postretirement benefit plans.  The new standard becomes effective for CTBI on January 1, 2010.  CTBI is currently evaluating the impact of adopting this standard on the consolidated financial statements, but it is not expected to have a material impact.

Note 2 – Stock-Based Compensation

CTBI’s compensation expense related to stock option grants was $353 thousand and $505 thousand, respectively, for the nine months ended September 30, 2009 and 2008, respectively.  Restricted stock expense for the first nine months of 2009 and 2008 was $67 thousand and $40 thousand, respectively.  As of September 30, 2009, there was a total of $0.6 million of unrecognized compensation expense related to unvested stock option awards that will be recognized as expense as the awards vest over a weighted average period of 1.3 years.

There were options to purchase 9,000 shares of CTBI common stock and 5,710 shares of restricted stock granted during the nine months ended September 30, 2009.  The options were granted pursuant to the terms of the 2006 Stock Ownership Incentive Plan, with an exercise price per share of $29.82 (equal to fair market value on date of grant), a term of 10 years, and vesting in five years.   The restrictions on the restricted stock will lapse at the end of five years.  However, in the event of a change in control of CTBI or the death of the participant, the restrictions will lapse.  In the event of the disability of the participant, the restrictions will lapse on a pro rata basis (with respect to 20% of the participant’s restricted stock for each year since the date of award). The Compensation Committee of the Board of Directors will have discretion to review and revise restrictions applicable to a participant’s restricted stock in the event of the participant’s retirement.  There were options to purchase 63,700 shares of CTBI common stock and 11,076 shares of restricted stock granted during the nine months ended September 30, 2008.

The fair values of options granted during the nine months ended September 30, 2009 and 2008, were established at the date of grant using a Black-Scholes option pricing model with the weighted average assumptions as follows:

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

The amortized cost and fair value of securities at September 30, 2009 are summarized as follows:

Available-for-Sale

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury and government agencies	$2,002	$7	$0	$2,009
State and political subdivisions	45,774	1,634	(38)	47,370
U.S. government sponsored agencies and mortgage-backed pass through certificates	203,511	5,571	0	209,082
Collateralized mortgage obligations	1	0	0	1
Total debt securities	251,288	7,212	(38)	258,462
Marketable equity securities	20,540	4	(45)	20,499
Total available-for-sale securities	$271,828	$7,216	$(83)	$278,961

Held-to-Maturity

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
State and political subdivisions	$1,576	$10	$0	$1,586
U.S. government sponsored agencies and mortgage-backed pass through certificates	14,631	168	0	14,799
Other debt securities	480	0	0	480
Total held-to-maturity securities	$16,687	$178	$0	$16,865

The amortized cost and fair value of securities as of December 31, 2008 are summarized as follows:

Available-for-Sale

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury and government agencies	$18,330	$576	$0	$18,906
State and political subdivisions	39,738	757	(651)	39,844
U.S. government sponsored agencies and mortgage-backed pass through certificates	187,390	1,305	(390)	188,305
Collateralized mortgage obligations	1	0	0	1
Total debt securities	245,459	2,638	(1,041)	247,056
Marketable equity securities	20,540	0	(220)	20,320
Total available-for-sale securities	$265,999	$2,638	$(1,261)	$267,376

Held-to-Maturity

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
State and political subdivisions	$1,576	$9	$0	$1,585
U.S. government sponsored agencies and mortgage-backed pass through certificates	24,021	0	(110)	23,911
Total held-to-maturity securities	$25,597	$9	$(110)	$25,496

The amortized cost and fair value of securities at September 30, 2009 by contractual maturity are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale		Held-to-Maturity
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$9,733	$9,824	$0	$0
Due after one through five years	17,799	18,511	395	403
Due after five through ten years	5,195	5,344	0	0
Due after ten years	15,050	15,701	1,181	1,183
Mortgage-backed securities and collateralized mortgage obligations	203,511	209,082	14,631	14,799
Other securities	0	0	480	480
Total debt securities	251,288	258,462	16,687	16,865
Marketable equity securities	20,540	20,499	0	0
	$271,828	$278,961	$16,687	$16,865

There were gains on sales of securities in the amount of $0.5 million realized during the first nine months of 2009 and a $4 thousand loss on the sale of a municipal bond.  There was a combined loss of $14.5 million realized in 2008 due to other than temporary impairment charges on auction rate securities and a $50 thousand loss on the sale of auction rate securities.

Securities in the amount of $275 million and $276 million at September 30, 2009 and December 31, 2008, respectively, were pledged to secure public deposits, trust funds, and repurchase agreements.

CTBI evaluates its investment portfolio on a quarterly basis for impairment.  The analysis performed as of September 30, 2009 indicates that all impairment is considered temporary, market driven, and not credit-related.  The following tables provide the amortized cost, gross unrealized losses, and fair market value, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position as of September 30, 2009.

Available-for-Sale

(in thousands)	Amortized Cost	Gross Unrealized Losses	Fair Value
Less Than 12 Months
U.S. Treasury and government agencies	$0	$0	$0
State and political subdivisions	0	0	0
U.S. government sponsored agencies and mortgage-backed pass through certificates	0	0	0
Total debt securities	0	0	0
Marketable equity securities	540	(45)	495
Total securities	$540	$(45)	$495

12 Months or More
U.S. Treasury and government agencies	$0	$0	$0
State and political subdivisions	1,601	(38)	1,563
U.S. government sponsored agencies and mortgage-backed pass through certificates	0	0	0
Total debt securities	1,601	(38)	1,563
Marketable equity securities	0	0	0
Total securities	$1,601	$(38)	$1,563

Total
U.S. Treasury and government agencies	$0	$0	$0
State and political subdivisions	1,601	(38)	1,563
U.S. government sponsored agencies and mortgage-backed pass through certificates	0	0	0
Total debt securities	1,601	(38)	1,563
Marketable equity securities	540	(45)	495
Total securities	$2,141	$(83)	$2,058

As of September 30, 2009, there were no held-to-maturity securities with unrealized losses.

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

Available-for-Sale

(in thousands)	Amortized Cost	Gross Unrealized Losses	Fair Value
Less Than 12 Months
State and political subdivisions	$8,929	$(453)	$8,476
U.S. government sponsored agencies and mortgage-backed pass through certificates	76,984	(321)	76,663
Total debt securities	85,913	(774)	85,139
Marketable equity securities	20,000	(220)	19,780
Total securities	$105,913	$(994)	$104,919

12 Months or More
State and political subdivisions	$1,385	$(198)	$1,187
U.S. government sponsored agencies and mortgage-backed pass through certificates	22,299	(69)	22,230
Total debt securities	23,684	(267)	23,417
Marketable equity securities	0	0	0
Total securities	$23,684	$(267)	$23,417

Total
State and political subdivisions	$10,314	$(651)	$9,663
U.S. government sponsored agencies and mortgage-backed pass through certificates	99,283	(390)	98,893
Total debt securities	109,597	(1,041)	108,556
Marketable equity securities	20,000	(220)	19,780
Total securities	$129,597	$(1,261)	$128,336

Held-to-Maturity

(in thousands)	Amortized Cost	Gross Unrealized Losses	Fair Value
Less Than 12 Months
State and political subdivisions	$0	$0	$0
U.S. government sponsored agencies and mortgage-backed pass through certificates	24,021	(110)	23,911
Total securities	$24,021	$(110)	$23,911

Note 4 – Loans

Major classifications of loans, net of unearned income and deferred loan origination costs, are summarized as follows:

(in thousands)	September 30 2009	December 31 2008
Commercial construction	$140,449	$156,425
Commercial secured by real estate	696,206	663,663
Commercial other	352,622	365,685
Real estate construction	50,102	56,298
Real estate mortgage	611,701	609,394
Consumer	529,991	484,843
Equipment lease financing	21,626	12,343
Total loans	$2,402,697	$2,348,651

Activity in the allowance for loan and lease losses was as follows:

	Nine Months Ended
	September 30
(in thousands)	2009	2008
Allowance balance at January 1	$30,821	$28,054
Additions to allowance charged against operations	12,275	7,892
Recoveries credited to allowance	2,418	1,846
Losses charged against allowance	(13,557)	(7,884)
Allowance balance at September 30	$31,957	$29,908

Note 5 – Mortgage Banking and Servicing Rights

The following table presents the components of mortgage banking income:

	Three Months Ended		Nine Months Ended
	September 30		September 30
(in thousands)	2009	2008	2009	2008
Net gain on sale of loans held for sale	$341	$292	$3,581	$1,332
Net loan servicing income (loss)
Servicing fees	267	227	767	658
Late fees	21	12	54	43
Ancillary fees	39	32	427	146
Fair value adjustments	(438)	(201)	(201)	(446)
Net loan servicing income (loss)	(111)	70	1,047	401
Mortgage banking income	$230	$362	$4,628	$1,733

Mortgage loans serviced for others are not included in the accompanying balance sheets.  Loans serviced for the benefit of others (primarily FHLMC) were $416.5 million at September 30, 2009 and $349 million at December 31, 2008.  Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors, and processing foreclosures.  Custodial escrow balances maintained in connection with the foregoing loan servicing, and included in demand deposits, were approximately $1.5 million at September 30, 2009 compared to $0.4 million at December 31, 2008.

Activity for capitalized mortgage servicing rights using the fair value method was as follows:

	Nine Months Ended
	September 30
(in thousands)	2009	2008
Fair value, beginning of period	$2,168	$3,258
New servicing assets created	1,103	342
Change in fair value during the period due to:
Time decay (1)	(99)	(130)
Payoffs (2)	(504)	(289)
Changes in valuation inputs or assumptions (3)	402	(27)
Fair value, end of period	$3,070	$3,154

(1)	Represents decrease in value due to regularly scheduled loan principal payments and partial loan paydowns.
(2)	Represents decrease in value due to loans that paid off during the period.
(3)	Represents change in value resulting from market-driven changes in interest rates and prepayment speeds.

The fair value of capitalized mortgage servicing rights was $3.1 million at September 30, 2009 compared to $2.2 million at December 31, 2008 and $3.2 million at September 30, 2008.  Fair values were determined by third-party valuations using a discount rate of 10.0% for the quarters ended September 30, 2009 and December 31, 2008, and 9.5% for the quarter ended September 30, 2008 and weighted average default rates of 1.8%, 1.7% and 1.4% respectively.  Prepayment speeds generated using the Andrew Davidson Prepayment Model averaged 16.3% at September 30, 2009 compared to 20.7% at December 31, 2008 and 11.6% at September 30, 2008.  MSR values are very sensitive to movement in interest rates as expected future net servicing income depends on the projected balance of the underlying loans, which can be greatly impacted by the level of prepayments.  CTBI does not currently hedge against changes in the fair value of its MSR portfolio.

Note 6 – Borrowings

Short-term debt consists of the following:

(in thousands)	September 30 2009	December 31 2008
Subsidiaries:
Repurchase agreements	$180,348	$157,422
Federal funds purchased	11,855	11,492
Total short-term debt	$192,203	$168,914

On October 28, 2009, Community Trust Bancorp, Inc. entered into a revolving credit promissory note for a line of credit in the amount of $12 million at a floating interest rate of 2.25% in excess of the one-month LIBOR Rate.  An unused commitment fee of 0.15% has been established.  Currently, all $12 million remain available for general corporate purposes.  The agreement, which is effective October 29, 2009, replaces the agreement dated July 29, 2008, and will mature on October 28, 2010.

All federal funds purchased and the majority of repurchase agreements mature and reprice daily.  The average rates paid for federal funds purchased and repurchase agreements on September 30, 2009 were 0.15% and 1.49%, respectively.

Federal Home Loan Bank advances consisted of the following monthly amortizing and term borrowings:

(in thousands)	September 30 2009	December 31 2008
Monthly amortizing	$684	$727
Term	20,000	60,000
	$20,684	$60,727

The advances from the Federal Home Loan Bank that require monthly principal payments were due for repayment as follows:

	Principal Payments Due by Period at September 30, 2009
(in thousands)	Total	Within 1 Year	2 Years	3 Years	4 Years	5 Years	After 5 Years
Outstanding advances, weighted average interest rate – 3.75%	$684	$628	$8	$8	$8	$8	$24

The term advances that require the total payment to be made at maturity follow:

(in thousands)	September 30 2009	December 31 2008
Advance #154, 3.17%, due 8/04/09	$0	$20,000
Advance #155, 3.18%, due 9/02/09	0	40,000
Advance #156, 0.43%, due 1/29/10	20,000	0
Total Term Advances	$20,000	$60,000

Advances totaling $20.7 million at September 30, 2009 were collateralized by FHLB stock of $24.7 million and a blanket lien on qualifying first mortgage loans.  As of September 30, 2009, CTBI had a $409.8 million FHLB borrowing capacity, leaving $301.4 million available for additional advances.  The advances had fixed interest rates ranging from 0.43% to 4.00% with a weighted average rate of 0.54%.  The advances are subject to restrictions or penalties in the event of prepayment.

Long-term debt consists of the following:

(in thousands)	September 30 2009	December 31 2008
Junior subordinated debentures, 6.52%, due 6/1/37	$61,341	$61,341

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

Note 7 – Earnings (Loss) Per Share

The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Three Months Ended		Nine Months Ended
	September 30		September 30
(in thousands)	2009	2008	2009	2008
Numerator:
Net income (loss)	$5,584	$(577)	$18,101	$16,588

Denominator:
Basic earnings per share:
Weighted average shares	15,145	15,011	15,116	15,000
Diluted earnings per share:
Effect of dilutive stock options	53	252	91	153
Adjusted weighted average shares	15,198	15,263	15,207	15,153

Earnings (loss) per share:
Basic earnings (loss) per share	$0.37	$(0.04)	$1.20	$1.11
Diluted earnings (loss) per share	$0.37	$(0.04)	$1.19	$1.09

Options to purchase 425,974 and 388,024 common shares, respectively, were excluded from the diluted calculations above for the three and nine months ended September 30, 2009 because the exercise prices on the options were greater than the average market price for the period.  Options to purchase 210,163 and 293,251 common shares, respectively, were excluded from the diluted calculations above for the three and nine months ended September 30, 2008.

Note 8 – Fair Value of Financial Assets and Liabilities

Effective January 1, 2008, CTBI adopted ASC 820 (formerly FAS 157, Fair Value Measurements).  This standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.  ASC 820 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances.  In this standard, the FASB clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability.  In support of this principle, ASC 820 establishes a fair value hierarchy that prioritizes the information used to develop those assumptions.  The fair value hierarchy is as follows:

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

The application of ASC 820 in situations where the market for a financial asset is not active was clarified in October 2008 by the issuance of ASC 820-10-35 (formerly FSP FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active).  This clarification was effective for financial statements issued as of September 30, 2008 and thereafter and did not have a material impact on the methods by which CTBI determines the fair values of its financial assets.  ASC 820 was also clarified in April 2009 effective for the second quarter 2009 by ASC-10-65 (formerly FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly).  This section clarifies factors that determine whether transactions are orderly or not in evaluating the reliability of market transactions for fair value estimates.  ASC 820-10-15 (formerly FSP FAS 157-2) deferred the application of ASC 820 for nonfinancial assets and nonfinancial liabilities that are measured at fair value on a nonrecurring basis to fiscal years beginning after November 15, 2008.  CTBI adopted the provisions of this standard with respect to nonfinancial assets and nonfinancial liabilities beginning on January 1, 2009.

Assets Measured on a Recurring Basis

The following tables present information about CTBI’s assets measured at fair value on a recurring basis as of September 30, 2009 and December 31, 2008, and indicates the fair value hierarchy of the valuation techniques utilized by CTBI to determine such fair value.

(in thousands)		Fair Value Measurements at September 30, 2009 Using
	Fair Value September 30 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities:
U.S. Treasury and government agencies	$2,009	$0	$2,009	$0
State and political subdivisions	47,370	0	47,370	0
U.S. government sponsored agencies and mortgage-backed pass through certificates	209,082	0	209,082	0
Collateralized mortgage obligations	1	0	1	0
Marketable equity securities	20,499	0	20,288	211
Mortgage servicing rights	3,070	0	0	3,070
Total recurring assets measured at fair value	$282,031	$0	$278,750	$3,281

(in thousands)		Fair Value Measurements at December 31, 2008 Using
	Fair Value December 31 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities:
U.S. Treasury and government agencies	$18,906	$0	$18,906	$0
State and political subdivisions	39,844	0	39,844	0
U.S. government sponsored agencies and mortgage-backed pass through certificates	188,305	0	188,305	0
Collateralized mortgage obligations	1	0	1	0
Marketable equity securities	20,320	0	19,780	540
Mortgage servicing rights	2,168	0	0	2,168
Total recurring assets measured at fair value	$269,544	$0	$266,836	$2,708

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

Following is a reconciliation of the beginning and ending balances of recurring fair value measurements using significant unobservable (Level 3) inputs:

Marketable Equity Securities (in thousands)	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009
Beginning balance	$211	$540
Total realized and unrealized gains and losses
Included in net income	0	0
Transfer of Securities from Level 3 to Level 2	0	(329)
Purchases, issuances, and settlements	0	0
Ending balance, September 30, 2009	$211	$211

Mortgage Servicing Rights (in thousands)	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009
Beginning balance	$3,407	$2,168
Total realized and unrealized gains and losses
Included in net income	(303)	402
Transfer of Securities from Level 3 to Level 2	0	0
Purchases, issuances, and settlements	(34)	500
Ending balance, September 30, 2009	$3,070	$3,070

Assets Measured on a Non-Recurring Basis

Assets measured at fair value on a non-recurring basis as of September 30, 2009 and December 31, 2008 are summarized below:

(in thousands)		Fair Value Measurements at September 30, 2009 Using
	Fair Value September 30 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$6,801	$0	$0	$6,801
Other real estate/assets owned	$31,296	$0	$0	$31,296

(in thousands)		Fair Value Measurements at December 31, 2008 Using
	Fair Value December 31 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$10,285	$0	$0	$10,285

Impaired Loans – Level 3 Inputs.  Loans considered impaired under ASC 310 (formerly FAS 114, Accounting by Creditors for Impairment of a Loan, as amended by FAS 118, Accounting by Creditors for Impairment of a Loan — Income Recognition and Disclosure), are loans for which, based on current information and events, it is probable that the creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement.  Impaired loans are subject to nonrecurring fair value adjustments to reflect (1) partial write-downs that are based on the observable market price or current appraised value of the collateral or (2) the full charge-off of the loan carrying value. Quarter-to-date losses on impaired loans were $1.5 million and year-to-date losses on impaired loans totaled $4.5 million at September 30, 2009.

Other real estate/assets owned – Level 3 Inputs.  In accordance with the provisions of ASC 360 (formerly FAS 144), long-lived assets held for sale with a carrying amount of $31.3 million were written down to their fair value less costs to sale during the quarter.  Long-lived assets are nonfinancial assets subject to nonrecurring fair value adjustments to reflect partial write-downs that are based on the observable market price or current appraised value of the collateral.  Losses on other real estate/assets owned were $0.1 million and $0.7 million, respectively, for the three and nine months ended September 30, 2009.

The following table presents the carrying amounts and estimated fair values of financial instruments at September 30, 2009 and December 31, 2008:

(in thousands)	September 30, 2009		December 31, 2008
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets
Cash and cash equivalents	$120,529	$120,529	$140,878	$140,878
Other short-term investments	18,720	18,691	100	100
Securities available-for-sale	278,961	278,961	267,376	267,376
Securities held-to-maturity	16,687	16,865	25,597	25,496
Loans, net (including impaired loans)	2,370,740	2,386,958	2,317,830	2,329,044
Loans held for sale	754	868	623	638
Federal Reserve Bank stock	4,351	4,351	4,340	4,340
Federal Home Loan Bank stock	24,700	24,700	24,700	24,700
Accrued interest receivable	12,096	12,096	12,926	12,926
Capitalized mortgage servicing rights	3,070	3,070	2,168	2,168
	$2,850,608	$2,867,089	$2,796,538	$2,807,666

Financial liabilities
Deposits	$2,403,954	$2,405,342	$2,331,834	$2,342,136
Short-term borrowings	192,203	192,418	168,914	168,866
Advances from Federal Home Loan Bank	20,684	20,592	60,727	61,245
Long-term debt	61,341	29,496	61,341	29,424
Accrued interest payable	11,933	11,933	5,570	5,570
	$2,690,115	$2,659,781	$2,628,386	$2,607,241

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

Short-term Borrowings – The fair value is estimated by discounting future cash flows using current rates.

Advances from Federal Home Loan Bank – The fair value of these fixed-maturity advances is estimated by discounting future cash flows using rates currently offered for advances of similar remaining maturities.

Long-term Debt – The fair value is estimated by discounting future cash flows using current rates.

Accrued Interest Payable – The carrying amount approximates fair value.

Other Financial Instruments – The estimated fair value for other financial instruments and off-balance sheet loan commitments approximates cost at September 30, 2009 and December 31, 2008.  Off-balance sheet loan commitments at September 30, 2009 and December 31, 2008 were $456.4 million and $481.8 million, respectively.

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

Overview

Community Trust Bancorp, Inc. (“CTBI”) is a bank holding company headquartered in Pikeville, Kentucky.  At September 30, 2009, CTBI owned one commercial bank and one trust company.  Through its subsidiaries, CTBI has seventy-six banking locations in eastern, northeastern, central, and south central Kentucky and southern West Virginia, and five trust offices across Kentucky.  At September 30, 2009, CTBI had total consolidated assets of $3.0 billion and total consolidated deposits, including repurchase agreements, of $2.6 billion, making it the largest depository of Kentucky based deposits of any bank holding company headquartered in the Commonwealth of Kentucky.  Total shareholders’ equity at September 30, 2009 was $318.6 million.

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

Investments – Management determines the classification of securities at purchase.  We classify securities into held-to-maturity, trading, or available-for-sale categories.  Held-to-maturity securities are those which we have the positive intent and ability to hold to maturity and are reported at amortized cost.  In accordance with ASC 320 (formerly FAS 115, Accounting for Certain Investments in Debt and Equity Securities), investments in debt securities that are not classified as held-to-maturity and equity securities that have readily determinable fair values shall be classified in one of the following categories and measured at fair value in the statement of financial position:

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

We utilize an internal risk grading system for commercial credits.  Those larger commercial credits that exhibit probable or observed credit weaknesses are subject to individual review.  The borrower’s cash flow, adequacy of collateral coverage, and other options available to CTBI, including legal remedies, are evaluated.  The review of individual loans includes those loans that are impaired as ASC 310 (formerly FAS 114, Accounting by Creditors for Impairment of a Loan).  We evaluate the collectibility of both principal and interest when assessing the need for loss provision.  Historical loss rates are applied to other commercial loans not subject to specific allocations.  The ALLL allocation for this pool of commercial loans is established based on the historical average, maximum, minimum, and median loss ratios.

Homogenous loans, such as consumer installment, residential mortgages, and home equity lines are not individually risk graded.  The associated ALLL for these loans is measured under ASC 450 (formerly FAS 5, Accounting for Contingencies).  The ALLL allocation for these pools of loans is established based on the average, maximum, minimum, and median loss ratios over the previous eight quarters.

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

Other Real Estate – Real estate acquired by foreclosure is carried at the lower of the investment in the property or its fair value.  Other real estate owned by CTBI included in other assets at September 30, 2009 and December 31, 2008 was $36.6 million and $10.4 million, respectively.

Goodwill and Core Deposit Intangible – We evaluate total goodwill and core deposit intangible for impairment, based upon ASC 350 (formerly FAS 142, Goodwill and Other Intangible Assets and FAS 147, Acquisitions of Certain Financial Institutions), using fair value techniques including multiples of price/equity.  Goodwill and core deposit intangible are evaluated for impairment on an annual basis or as other events may warrant.

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

Diluted EPS adjusts the number of weighted average shares of common stock outstanding by the dilutive effect of stock options, including restricted shares, as prescribed in ASC 718 (formerly FAS 123R).

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

Mortgage Servicing Rights – Mortgage servicing rights (“MSRs”) are carried at fair market value with the implementation of ASC 860 (formerly FAS 156) in January 2007.  MSRs are valued using Level 3 inputs as defined in ASC 820 (formerly FAS 157).  The fair value is determined quarterly based on an independent third-party valuation using a discounted cash flow analysis and calculated using a computer pricing model.  The computer valuation is based on key economic assumptions including the prepayment speeds of the underlying loans, the weighted-average life of the loan, the discount rate, the weighted-average coupon, and the weighted-average default rate, as applicable.  Along with the gains received from the sale of loans, fees are received for servicing loans.  These fees include late fees, which are recorded in interest income, and ancillary fees and monthly servicing fees, which are recorded in noninterest income.  Costs of servicing loans are charged to expense as incurred.  Changes in fair market value of the MSRs are reported in mortgage banking income.

Stock Options – At September 30, 2009 and December 31, 2008, CTBI had a share-based employee compensation plan, which is described more fully in note 13 to the consolidated financial statements for the year ended December 31, 2008, included in CTBI’s Annual Report on Form 10-K.  CTBI accounts for this plan under the recognition and measurement principles of ASC 718 (formerly FAS 123R, Share-Based Payment).

Reclassifications – Certain reclassifications considered to be immaterial have been made in the prior year condensed consolidated financial statements to conform to current year classifications.  These reclassifications had no effect on net income.

Dividends

The following schedule shows the quarterly cash dividends paid for the past six quarters:

Pay Date	Record Date	Amount Per Share
October 1, 2009	September 15, 2009	$0.30
July 1, 2009	June 15, 2009	$0.30
April 1, 2009	March 15, 2009	$0.30
January 1, 2009	December 15, 2008	$0.30
October 1, 2008	September 15, 2008	$0.29
July 1, 2008	June 15, 2008	$0.29

Statement of Income Review

CTBI reported earnings for the quarter ended September 30, 2009 of $5.6 million or $0.37 per basic share compared to $5.9 million or $0.39 per basic share earned during the quarter ended June 30, 2009 and a loss of ($0.6 million) or ($0.04) per basic share incurred during the third quarter of 2008.  The loss recorded in the third quarter 2008 was a result of the $13.5 million other than temporary impairment (OTTI) charge to earnings incurred due to the U.S. Treasury placing Freddie Mac and Fannie Mae into conservatorship.  Year-to-date September 30, 2009 earnings per basic share were $1.20 compared to $1.11 for the same period in 2008.

Earnings Summary
(in thousands except per share data)	3Q 2009	2Q 2009	3Q 2008	9 Months 2009	9 Months 2008
Net income/(loss)	$5,584	$5,937	$(577)	$18,101	$16,588
Earnings/(loss) per share	$0.37	$0.39	$(0.04)	$1.20	$1.11
Earnings/(loss) per share—diluted	$0.37	$0.39	$(0.04)	$1.19	$1.09

Return on average assets	0.72%	0.78%	(0.08)%	0.80%	0.76%
Return on average equity	6.94%	7.54%	(0.74)%	7.65%	7.16%
Efficiency ratio	61.67%	64.25%	58.63%	64.59%	57.43%
Tangible common equity	8.51%	8.38%	8.39%	8.51%	8.39%

Dividends declared per share	$0.30	$0.30	$0.29	$0.90	$0.87
Book value per share	$21.04	$20.80	$20.26	$21.04	$20.26

Weighted average shares	15,145	15,127	15,011	15,116	15,000
Weighted average shares—diluted	15,198	15,219	15,263	15,207	15,153

Third Quarter 2009 Highlights

❖
CTBI's basic earnings per share decreased $0.02 per share from prior quarter and increased $0.41 per share from prior year third quarter.  Year over year basic earnings per share increased $0.09 per share.  2009 YTD earnings were impacted by increased provision for loan losses, increased FDIC insurance premiums and special FDIC assessment, and increased noninterest income compared to 2008 YTD which was impacted by the $13.5 million impairment charge referenced above.

❖
CTBI recorded an increase in loan loss provision for the quarter and year-to-date, primarily due to increases in the loan portfolio of $22.4 million and $86.7 million, respectively, as well as negative trends experienced recently in its net charge-offs and classified loan portfolios resulting from current economic conditions.

❖
Net loan charge-offs for the quarter ended September 30, 2009 were 0.87% of average loans compared to 0.63% for the quarter ended June 30, 2009 and 0.36% for the third quarter 2008.  Year-to-date net charge-offs increased $5.1 million from prior year.

❖
Noninterest income was impacted by increased gains on sales of loans and loan related fees year over year; however, both declined in the third quarter 2009 as refinancing of mortgage loans has slowed and the fair value of mortgage servicing rights decreased.

❖
Noninterest expense increased year over year as a result of increases in legal fees, net OREO expense, and repossession expense as CTBI works through its problem real estate loans resulting from the decline in the housing market.  CTBI also experienced increased personnel expense and increased FDIC insurance premiums including the special FDIC assessment.  The decline in FDIC premiums quarter over quarter was due to the special FDIC assessment booked in the second quarter 2009.

❖
Expenses associated with group medical and life insurance increased $0.7 million during the third quarter 2009, but were offset by a $0.6 million reversal of a performance-based employee incentive accrual.

❖
Our net interest margin increased 18 basis points during the third quarter 2009, although it remains below prior year as pressure continues due to the current interest rate environment and economic conditions.  Our net interest margin compared to prior year-to-date and same quarter ended September 2008 decreased 27 basis points and 16 basis points, respectively.

❖
Our loan portfolio grew $22.4 million, an annualized rate of 3.7%, during the quarter with growth in the residential and consumer loan categories offset by declines in commercial loan categories.  Year over year loan growth was $86.7 million or 3.7%.

❖
Nonperforming loans decreased $14.4 million during the third quarter 2009 to $45.2 million compared to $59.6 million at prior quarter end and $49.3 million at September 30, 2008.  The decrease in nonperforming loans was in both the 90 day and accruing and the nonaccrual classifications.  Nonperforming assets, however, increased $1.8 million from prior quarter-end, June 30, 2009, and $23.0 million from prior year quarter-end, September 30, 2008, as a result of increased other real estate owned.

❖	Our investment portfolio declined $22.2 million for the quarter and $16.5 million year over year.

❖	Our tangible common equity/tangible assets ratio remains strong at 8.51%.

CTBI had basic weighted average shares outstanding of 15.1 million for both the three and nine months ended September 30, 2009 compared to 15.0 million for both the three and nine months ended September 30, 2008.  The following table sets forth on an annualized basis the return on average assets and return on average shareholders’ equity for the three months and nine months ended September 30, 2009 and 2008:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2009	2008	2009	2008
Return on average shareholders' equity	6.94%	(0.74)%	7.65%	7.16%
Return on average assets	0.72%	(0.08)%	0.80%	0.76%

Net Interest Income

CTBI saw improvement in its net interest margin of 18 basis points from prior quarter, although it remains below prior year with a decrease of 16 basis points compared to the quarter ended September 30, 2008.  Net interest income for the quarter increased 6.4% from prior quarter and 2.1% from prior year third quarter with average earning assets increasing 0.2% and 6.1%, respectively, for the same periods.  CTBI’s balance sheet is asset sensitive in the short time period but liability sensitive at the one year time period.  Deposit repricing is occurring more slowly than loan repricing placing pressure on the margin; however, current margin improvement from repricing is evidenced as the yield on average earnings assets increased 5 basis points from prior quarter in comparison to the 18 basis point decrease in the cost of interest bearing funds during the same period.  Net interest income increased $1.6 million from prior quarter.  YTD 2009 net interest income was $76.9 million compared to $78.5 million for the same period in 2008.  Average earnings assets for the quarter ending September 30, 2009 increased $6.0 million from prior quarter and 2009 YTD average earning assets increased $140.0 million from the nine months ended September 30, 2008.

The following table summarizes the annualized net interest spread and net interest margin for the three and nine months ended September 30, 2009 and 2008.

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2009	2008	2009	2008
Yield on interest earning assets	5.44%	6.22%	5.45%	6.41%
Cost of interest bearing funds	2.07%	2.86%	2.25%	3.11%
Net interest spread	3.37%	3.36%	3.20%	3.30%

Net interest margin	3.81%	3.97%	3.68%	3.95%

Provision for Loan Losses

The analysis of the changes in the allowance for loan losses and selected ratios is set forth below:

	Nine Months Ended
	September 30
(in thousands)	2009	2008
Allowance balance at January 1	$30,821	$28,054
Additions to allowance charged against operations	12,275	7,892
Recoveries credited to allowance	2,418	1,846
Losses charged against allowance	(13,557)	(7,884)
Allowance balance at September 30	$31,957	$29,908

Allowance for loan losses to period-end loans	1.33%	1.29%
Average loans, net of unearned income	$2,367,577	$2,265,265
Provision for loan losses to average loans, annualized	0.69%	0.47%
Loan charge-offs net of recoveries, to average loans, annualized	0.63%	0.36%

Net loan charge-offs for the quarter of $5.2 million, or 0.87% of average loans annualized, was an increase from prior quarter's 0.63% and prior year third quarter’s 0.36%.  Of the total net charge offs of $5.2 million, $3.5 million was charged off in commercial loans with specific reserve allocations for these loans of $3.0 million or 81% of total commercial loan charge offs.  Residential real estate and other consumer loans are not generally provided a specific allocation during the credit review process.   Allocations to loan loss reserves were $5.8 million for the quarter ended September 30, 2009 compared to $4.5 million for the quarter ended June 30, 2009 and $2.9 million for the quarter ended September 30, 2008.  Our loan loss reserves as a percentage of total loans outstanding at September 30, 2009 increased to 1.33% from the 1.32% at June 30, 2009 and the 1.29% at September 30, 2008.  The adequacy of our loan loss reserves is analyzed quarterly and adjusted as necessary with a focus on maintaining appropriate reserves for potential losses.

Noninterest Income

Noninterest income for the third quarter 2009 decreased 15.8% over prior quarter and 2.8% over prior year third quarter after normalizing for the $13.5 million temporary impairment charge in the third quarter 2008.  The decrease from prior quarter included a $1.0 million decrease in gains on sales of mortgage loans and a $1.0 million decrease in loan related fees driven primarily by a $0.9 million change in the fair value of our mortgage servicing rights.  Year over year noninterest income increased 10.8% from the nine months ended September 30, 2008 after normalizing for the OTTI charge with a $2.2 million increase in gains on sales of loans and a $0.7 million increase in loan related fees related to the fair value adjustment of mortgage servicing rights.

Noninterest Expense

  Noninterest expense for the quarter decreased 4.2% from prior quarter and increased 6.0% from prior year third quarter.  FDIC premium costs of $1.1 million during the third quarter were a $1.2 million decrease quarter over quarter and a $1.0 million increase from the same quarter last year.  The decrease quarter over quarter was driven by a one time assessment imposed by the Federal Deposit Insurance Corporation which was paid during September 2009 but assessed and booked as of June 30, 2009.  CTBI continues to experience higher legal fees, repossession expenses, and other real estate owned expenses as it continues to work through problem loans associated with the decline in the real estate market primarily in Central Kentucky.  Personnel costs decreased by $0.4 million quarter over quarter as CTBI’s expenses associated with group medical and life insurance were offset by the reversal of a performance-based employee incentive accrual.

Balance Sheet Review

CTBI’s total assets at $3.0 billion remained stable from prior quarter and increased an annualized 3.7% from prior year.  Loans outstanding at September 30, 2009 were $2.4 billion reflecting an annualized 3.7% growth during the quarter and an annualized 3.1% growth from December 31, 2008.  CTBI's investment portfolio decreased an annualized 27.7% from prior quarter and 1.2% from prior year-end.  Federal funds sold and deposits in other banks decreased $10.3 million quarter over quarter and $9.3 million from year-end..  Deposits, including repurchase agreements, at $2.6 billion increased an annualized 5.9% from prior quarter and 5.1% from prior year-end.  Other interest bearing liabilities declined resulting from the payoff of a $40 million FHLB advance.

Shareholders’ equity at September 30, 2009 was $318.6 million compared to $314.8 million at June 30, 2009 and $308.2 million at December 31, 2008.  CTBI's annualized dividend yield to shareholders as of September 30, 2009 was 4.59%.

Loans

Loan growth occurred during the quarter in the residential and consumer loan portfolios with residential loans increasing by $23.4 million and consumer loans increasing by $18.5 million.  The commercial loan portfolio declined by $19.4 million during the quarter.  Year-to-date loan growth of $54.0 million consisted of growth in the commercial loan portfolio of $12.8 million, growth in the consumer loan portfolio of $45.1 million, and a decline in the residential portfolio of $3.9 million.

The following tables summarize CTBI’s nonperforming loans as of September 30, 2009 and December 31, 2008.

(in thousands)	Nonaccrual Loans	As a % of Loan Balances by Category	Restructured Loans	As a % of Loan Balances by Category	Accruing Loans Past Due 90 Days or More	As a % of Loan Balances by Category	Total Loan Balances
September 30, 2009
Commercial construction	$7,841	5.58%	$0	0.00%	$5,370	3.82%	$140,449
Commercial secured by real estate	11,225	1.61	0	0.00	3,271	0.47	696,206
Commercial other	5,343	1.52	0	0.00	2,396	0.68	352,622
Consumer real estate construction	1,178	2.35	0	0.00	799	1.59	50,102
Consumer real estate secured	3,889	0.64	0	0.00	3,157	0.52	611,701
Consumer other	0	0.00	0	0.00	692	0.13	529,991
Equipment lease financing	0	0.00	0	0.00	0	0.00	21,626
Total	$29,476	1.23%	$0	0.00%	$15,685	0.65%	$2,402,697

(in thousands)	Nonaccrual Loans	As a % of Loan Balances by Category	Restructured Loans	As a % of Loan Balances by Category	Accruing Loans Past Due 90 Days or More	As a % of Loan Balances by Category	Total Loan Balances
December 31, 2008
Commercial construction	$21,602	13.81%	$0	0.00%	$3,741	2.39%	$156,425
Commercial secured by real estate	10,780	1.62	0	0.00	3,319	0.50	663,663
Commercial other	4,471	1.22	0	0.00	634	0.17	365,685
Consumer real estate construction	1,255	2.23	0	0.00	55	0.10	56,298
Consumer real estate secured	2,837	0.47	0	0.00	3,008	0.49	609,394
Consumer other	0	0.00	0	0.00	488	0.10	484,843
Equipment lease financing	0	0.00	0	0.00	0	0.00	12,343
Total	$40,945	1.74%	$0	0.00%	$11,245	0.48%	$2,348,651

Nonperforming loans decreased $14.4 million during the third quarter 2009 to $45.2 million compared to $59.6 million at prior quarter end and $52.2 million at December 31, 2008.  The decrease in nonperforming loans was in both the 90 day and accruing and the nonaccrual classifications.  Our loan portfolio management processes focus on the immediate identification, management, and resolution of problem loans to maximize recovery and minimize loss.

Nonperforming assets increased $1.8 million from prior quarter-end, June 30, 2009, and $19.1 million from prior year-end, December 31, 2008, as a result of increased other real estate owned.  Foreclosed properties increased during the third quarter 2009 to $36.6 million from the $20.4 million at June 30, 2009 and the $10.4 million at December 31, 2008, as problem real estate loans are slowly moving through the legal system, which remains strained due to current economic conditions, and CTBI continues working through a prolonged foreclosure process.  Sales of foreclosed properties for the nine months ended September 30, 2009 totaled $3.9 million while new foreclosed properties totaled $29.1 million.  Our nonperforming loans and foreclosed properties remain primarily concentrated in our Central Kentucky Region where the indicated months of inventory of homes for sale has increased to eleven.  Approximately $5 million of the foreclosed properties consists of higher-end residences where the expected turn could be between 36 to 40 months.  The majority of the remaining properties should sell between the average market turn time of 11 months and 20 months.  While the holding period for CTBI’s current inventory of foreclosed properties may be extended; the change in average sales price for homes in this area has decreased only 3% when comparing the average home sale price in 2008 to the year-to-date figure through September 30, 2009.

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

Securities

CTBI uses its securities held-to-maturity for production of income and to manage cash flow needs through expected maturities.  CTBI uses its securities available-for-sale for income and balance sheet liquidity management.  Securities available-for-sale reported at fair value increased from $267.4 million as of December 31, 2008 to $279.0 million at September 30, 2009.  The excess of market over cost increased from $1.4 million at December 31, 2008 to $7.1 million at September 30, 2009.  Securities held-to-maturity decreased from $25.6 million to $16.7 million during the same period.  Total securities as a percentage of total assets were 9.9% as of December 31, 2008 and 9.7% as of September 30, 2009.

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

The FDIC recently announced a proposed rule that would require insured depository institutions to prepay their estimated quarterly risk-based assessments for the fourth quarter 2009 and for years 2010, 2011, and 2012.  If the proposed rule is adopted, the prepaid assessments would be collected on December 30, 2009.  We have estimated that the total prepaid assessments for our Bank subsidiary would be approximately $12.5 million, which would be recorded as a prepaid expense (asset) as of December 30, 2009.  As of December 31, 2009, and each quarter thereafter, our Bank subsidiary would record an expense for its regular quarterly assessment and an offsetting credit to the prepaid assessment until the asset is exhausted.  Management believes that the present funding sources provide adequate liquidity to meet our cash flow needs.

CTBI owns securities with an estimated fair value of $279.0 million that are designated as available-for-sale and available to meet liquidity needs on a continuing basis.  In addition, CTBI has $18.7 million in short term investments consisting of certificates of deposits in other banks that will mature prior to December 31, 2009.  All investments in other banks are made at or below the FDIC insured maximum of $250 thousand.  CTBI also has available Federal Home Loan Bank advances for both liquidity and management of its asset/liability position.  FHLB advances decreased from $60.7 million at December 31, 2008 to $20.7 million at September 30, 2009.  FHLB borrowing capacity at September 30, 2009 was $301.4 million.  Long-term debt remained at $61.3 million from December 31, 2008 to September 30, 2009.  The parent company has a $12 million line of credit, all of which is currently available for general corporate purposes.  At September 30, 2009, federal funds sold were $34.0 million compared to $45.9 million at December 31, 2008.  Additionally, management projects cash flows from CTBI’s investment portfolio to generate additional liquidity over the next 90 days.

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

The investment portfolio consists of investment grade short-term issues suitable for bank investments.  The majority of the investment portfolio is in U.S. government and government sponsored agency issuances.  The average life of the portfolio is 3.4 years. At the end of the third quarter 2009, available-for-sale (“AFS”) securities comprised approximately 94.4% of the total investment portfolio.  The AFS portfolio was approximately 87.5% of equity capital, and 85% of the pledge eligible portfolio was pledged.

CTBI’s stock repurchase program began in December 1998 with the authorization to acquire up to 500,000 shares and was increased by an additional 1,000,000 shares in July 2000 and in May 2005.  CTBI did not repurchase any shares of its common stock during the first nine months of 2009.  There are currently 288,519 shares remaining under CTBI’s current repurchase authorization.  As of September 30, 2009, a total of 2,211,481 shares have been repurchased through this program.

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

CTBI’s principal source of funds used to pay dividends to shareholders and service long-term debt is the dividends it receives from the subsidiary bank.  Various federal statutory provisions, in addition to regulatory policies and directives, limit the amount of dividends that subsidiary banks can pay without prior regulatory approval.  These restrictions have had no major impact on CTBI’s dividend policy or its ability to service long-term debt, nor is it anticipated that they would have any major impact in the foreseeable future.  During the remainder of 2009, approximately $25.4 million plus any remaining 2009 net profits can be paid by CTBI’s banking subsidiary without prior regulatory approval.

The primary source of capital for CTBI is the retention of earnings.  CTBI paid cash dividends of $0.90 per share during the first nine months of 2009.  Basic earnings per share for the same period were $1.20.  CTBI retained 25% of earnings for the first nine months of 2009.

Under guidelines issued by banking regulators, CTBI and its subsidiary bank are required to maintain a minimum Tier 1 risk-based capital ratio of 4% and a minimum total risk-based ratio of 8%.  In order to be considered “well-capitalized” CTBI must maintain ratios of 6% and 10%, respectively.  Risk-based capital ratios weight the relative risk factors of all assets and consider the risk associated with off-balance sheet items.  CTBI must also maintain a minimum Tier 1 leverage ratio of 4%.  The well-capitalized ratio for Tier 1 leverage is 5%.  CTBI’s Tier 1 leverage, Tier 1 risk-based, and total risk-based ratios were 10.25%, 12.92%, and 14.17%, respectively, as of September 30, 2009, all exceeding the threshold for meeting the definition of well-capitalized.

As of September 30, 2009, management is not aware of any conditions or current recommendations by banking regulatory authorities which, if they were to be implemented, would have, or would be reasonably likely to have, a material adverse impact on CTBI’s liquidity, capital resources, or operations.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Interest rate risk management focuses on maintaining consistent growth in net interest income within Board-approved policy limits.  CTBI uses an earnings simulation model to analyze net interest income sensitivity to movements in interest rates.  Given a 200 basis point increase to the yield curve used in the simulation model, it is estimated net interest income for CTBI would increase by 1.88 percent over one year and by 1.24 percent over two years.  A 25 basis point decrease in the yield curve would decrease net interest income by an estimated 0.29 percent over one year and by 0.11 percent over two years.  For further discussion of CTBI’s market risk, see the Management’s Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Market Risk included in the Annual Report on Form 10-K for the year ended December 31, 2008.

Item  4.  Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

CTBI’s management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934.  As of the end of the period covered by this report, an evaluation was carried out by CTBI’s management, with the participation of our Chief Executive Officer and the Executive Vice President/Treasurer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, including the remedial actions described below, management concluded that disclosure controls and procedures as of September 30, 2009 were effective in ensuring material information required to be disclosed in this quarterly report on Form 10-Q was recorded, processed, summarized, and reported on a timely basis.

PREVIOUSLY IDENTIFIED MATERIAL WEAKNESS

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and completely and accurately reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  CTBI previously identified a material weakness in controls related to the review and approval of accounting conclusions and calculations relating to new and recurring accounting and reporting issues resulting in an error in the recognition of assessable FDIC premiums in the proper periods.  On August 10, 2009, CTBI filed an amended Form 10-Q/A for the first quarter ended March 31, 2009.  Please see the amended Form 10-Q/A for additional information.  As a result, our Chief Executive Officer and Executive Vice President/Treasurer concluded that our disclosure controls and procedures were not effective as of June 30, 2009.

ACTIONS TO REMEDIATE THE PREVIOUSLY IDENTIFIED MATERIAL WEAKNESS IN INTERNAL CONTROL

As of the date of this filing, we have fully remediated the material weakness in our internal controls related to the review and approval of accounting conclusions and calculations relating to new and recurring accounting and reporting issues that resulted in an error in the recognition of assessable FDIC premiums in the proper periods.   Management made modifications to the internal control procedures for identifying, calculating and recording transactions to remediate this material weakness.  CTBI’s remedial actions included:

1)
Expansion of the review process to include the Executive Vice President/Treasurer’s review of all significant transactions including any balance sheet entries associated with these transactions to ensure that all such transactions are identified and recorded properly.

2)	Expansion of procedures for analyzing and documenting new and recurring accounting and reporting issues, to ensure decisions are properly documented, reviewed, and approved.

3)
Expansion of documentation process when questions arise regarding the proper accounting treatment of particular transactions to include in the documentation the nature of the issue, the resolution of the issue and the supporting documentation to support the position taken.

4)
Development of an emerging issues committee within the Finance Department, consisting of all senior level accounting managers, which is charged with meeting monthly to identify new accounting pronouncements and developments and determining the appropriate application to CTBI’s financial reporting.  This committee communicates monthly to executive management and to the accounting staff the results of these meetings and any required changes in accounting policy or procedure.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

Except as described above, there were no changes in CTBI’s internal control over financial reporting that occurred during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, CTBI’s internal control over financial reporting.

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

COMMUNITY TRUST BANCORP, INC.

Date: Novembe 6, 2009	By:	/s/ Jean R. Hale
Jean R. Hale
Chairman, President, and Chief Executive Officer

By:	/s/ Kevin J. Stumbo
Kevin J. Stumbo
Executive Vice President/Treasurer
(Principal Financial Officer)