Form 10-K
period 2009-12-31
COMMUNITY TRUST BANCORP INC /KY/
filed 2010-03-12
CIK 350852

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
For the fiscal year ended December 31, 2009
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

Based upon the closing price of the Common Shares of the Registrant on the NASDAQ-Stock Market LLC – Global Select Market, the aggregate market value of voting stock held by non-affiliates of the Registrant as of June 30, 2009 was $375.3 million.  For the purpose of the foregoing calculation only, all directors and executive officers of the Registrant have been deemed affiliates.  The number of shares outstanding of the Registrant’s Common Stock as of February 26, 2010 was 15,199,639.

TABLE OF CONTENTS

DOCUMENTS INCORPORATED BY REFERENCE

PART I

Item 1. Business

Item 1A. Risk Factors

Item 1B. Unresolved Staff Comments

Selected Statistical Information

Item 2. Properties

Item 3. Legal Proceedings

PART II

Item 4. Reserved

Item 5. Market for the Registrant's Common Equity, Related Shareholder Matters, and Issuer Repurchases of Equity Securities

Item 6. Selected Financial Data 2005-2009

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Item 8. Financial Statements and Supplementary Data

Notes to Consolidated Financial Statements

Reports of Independent Registered Public Accounting Firm

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Item 9A. Controls and Procedures

Item 9B. Other Information

PART III

Item 10. Directors, Executive Officers, and Corporate Governance of the Registrant

Item 11.  Executive Compensation

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Item 13. Certain Relationships, Related Transactions, and Director Independence

Item 14. Principal Accountant Fees and Services

PART IV

Item 15. Exhibits and Financial Statement Schedules

Signatures

Index to Exhibits

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference into the Form 10-K part indicated:

Document	Form 10-K
(1) Proxy statement for the annual meeting of shareholders to be held April 27, 2010	Part III

PART I

Item 1.  Business

Community Trust Bancorp, Inc. (“CTBI”) is a bank holding company registered with the Board of Governors of the Federal Reserve System pursuant to Section 5(a) of the Bank Holding Company Act of 1956, as amended.  CTBI was incorporated August 12, 1980, under the laws of the Commonwealth of Kentucky for the purpose of becoming a bank holding company.  At December 31, 2009, CTBI owned all the capital stock of one commercial bank and one trust company, serving small and mid-sized communities in eastern, northeastern, central, and south central Kentucky and southern West Virginia.  The commercial bank is Community Trust Bank, Inc., Pikeville, Kentucky (the “Bank”) and the trust company is Community Trust and Investment Company, Lexington, Kentucky (the “Trust Company”).  At December 31, 2009, CTBI had total consolidated assets of $3.1 billion and total consolidated deposits, including repurchase agreements, of $2.6 billion, making it the second largest bank holding company headquartered in the Commonwealth of Kentucky.

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

Recently, the United States and global markets, as well as general economic conditions, have been disruptive and volatile.  Some financial institutions have failed and others have been forced to seek acquisition partners.  Larger financial institutions, some of whom may benefit from partial nationalization, could strengthen their competitive position as a result of ongoing consolidation within the financial services industry.

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

EMPLOYEES

As of December 31, 2009, CTBI and subsidiaries had 982 full-time equivalent employees.  Our employees are provided with a variety of employee benefits.  A retirement plan, an employee stock ownership plan, group life insurance, major medical insurance, a cafeteria plan, and annual management and employee incentive compensation plans are available to eligible personnel.

SUPERVISION AND REGULATION

We, as a registered bank holding company, are restricted to those activities permissible under the Bank Holding Company Act of 1956, as amended, and are subject to actions of the Board of Governors of the Federal Reserve System thereunder.  We are required to file an annual report with the Federal Reserve Board and are subject to an annual examination by the Board.

Our Bank is a state-chartered bank subject to state and federal banking laws and regulations and periodic examination by the Kentucky Department of Financial Institutions and the restrictions, including dividend restrictions, thereunder.  Our Bank is also a member of the Federal Reserve System and is subject to certain restrictions imposed by and to examination and supervision under the Federal Reserve Act.  Our Trust Company is also regulated by the Kentucky Department of Financial Institutions and the Federal Reserve.

Deposits of our Bank are insured by the Federal Deposit Insurance Corporation (FDIC), which subjects banks to regulation and examination under the provisions of the Federal Deposit Insurance Act.

The operations of CTBI and our subsidiaries are also affected by other banking legislation and policies and practices of various regulatory authorities.  Such legislation and policies include statutory maximum rates on some loans, reserve requirements, domestic monetary and fiscal policy, and limitations on the kinds of services that may be offered.

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

Our loan portfolio is concentrated primarily in eastern, northeastern, central, and south central Kentucky and southern West Virginia.  Our profits depend on providing products and services to clients in these local regions.  These regions have recently experienced an increase in unemployment and a decrease in real estate values.  Further increases in unemployment, additional decreases in real estate values, or increases in interest rates could weaken the local economies in which we operate.  Weakness in our market area could depress our earnings and consequently our financial condition because:
•	Clients may not want, need, or qualify for our products and services;
•	Borrowers may not be able to repay their loans;
•	The value of the collateral securing our loans to borrowers may decline; and
•	The quality of our loan portfolio may decline.

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

Banking Reform
Our business may be adversely affected by proposed “banking reform” legislation.

The Obama administration has proposed major changes to the banking and financial institutions regulatory regimes in the near future in light of the recent performance of and government intervention in the financial services sector.  Legislation to implement these changes is pending in the U.S. House of Representatives and the U.S. Senate.  These proposed reforms and other changes to statutes, regulations, and policies, including changes in interpretation or implementation of statutes, regulations, or policies, could affect CTBI in substantial and unpredictable ways.  Such changes could subject CTBI to additional costs, limit the types of financial services and products CTBI may offer, negatively impact the recoverability of certain of our recorded assets, and increase the ability of non-banks to offer competing financial services and products, among other things.

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

Our loan portfolio includes loans with a higher risk of loss.

We originate commercial real estate loans, construction and development loans, consumer loans, and residential mortgage loans, primarily within our market area.  Commercial real estate, commercial, and construction and development loans tend to involve larger loan balances to a single borrower or groups of related borrowers and are most susceptible to a risk of loss during a downturn in the business cycle.  These loans also have historically had a greater credit risk than other loans for the following reasons:

•
Commercial Real Estate Loans.  Repayment is dependent on income being generated in amounts sufficient to cover operating expenses and debt service.  These loans also involve greater risks because they are generally not fully amortizing over a loan period, but rather have a balloon payment due at maturity.  A borrower’s ability to make a balloon payment typically will depend on being able to either refinance the loan or timely sell the underlying property.  As of December 31, 2009, commercial real estate loans, including multi-family loans, comprised approximately 29% of our total loan portfolio.

•
Other Commercial Loans.  Repayment is generally dependent upon the successful operation of the borrower’s business.  In addition, the collateral securing the loans may depreciate over time, be difficult to appraise, be illiquid, or fluctuate in value based on the success of the business.  As of December 31, 2009, commercial loans comprised approximately 16% of our total loan portfolio.

•
Construction and Development Loans.  The risk of loss is largely dependent on our initial estimate of whether the property’s value at completion equals or exceeds the cost of property construction and the availability of take-out financing.  During the construction phase, a number of factors can result in delays or cost overruns.  If our estimate is inaccurate or if actual construction costs exceed estimates, the value of the property securing our loan may be insufficient to ensure full repayment when completed through a permanent loan, sale of the property, or by seizure of collateral.  As of December 31, 2009, construction and development loans comprised approximately 8% of our total loan portfolio.

Consumer loans may carry a higher degree of repayment risk than residential mortgage loans, particularly when the consumer loan is unsecured.  Repayment of a consumer loan typically depends on the borrower’s financial stability, and it is more likely to be affected adversely by job loss, illness, or personal bankruptcy.  In addition, federal and state bankruptcy, insolvency, and other laws may limit the amount we can recover when a consumer client defaults.  As of December 31, 2009, consumer loans comprised approximately 22% of our total loan portfolio.

A large percentage of our loan portfolio is secured by real estate, in particular commercial real estate.  Continued deterioration in the real estate market or other segments of our loan portfolio would lead to additional losses, which could have a material adverse effect on our business, financial condition, and results of operations.

As of December 31, 2009, approximately 62% of our loan portfolio is secured by real estate, the majority of which is commercial real estate.  As a result of increased levels of commercial and consumer delinquencies and declining real estate values, we have experienced increasing levels of net charge-offs and allowances for loan and lease reserves.  Continued increases in commercial and consumer delinquency levels or continued declines in real estate market values would require increased net charge-offs and increases in the allowance for loan and lease losses, which could have a material adverse effect on our business, financial condition, and results of operations and prospects.

Increased FDIC Assessments
Our FDIC insurance assessments have increased substantially and may continue to increase, resulting in higher operating costs.

In the past several years, the FDIC announced significant increases in the premiums charged for FDIC deposit insurance protection.  In 2009, a special assessment of $1.3 million was paid by CTBI.  Should more bank failures occur, FDIC premiums could continue to increase.  These increased premiums will have an adverse effect on our net income and results of operations.

Environmental Liability Risk
We are subject to environmental liability risk associated with lending activity.

A significant portion of our loan portfolio is secured by real property.  During the ordinary course of business, we may foreclose on and take title to properties securing loans.  In doing so, there is a risk that hazardous or toxic substances could be found on these properties.  If hazardous or toxic substances are found, we may be liable for remediation costs, as well as for personal injury and property damage.  Environmental laws may require us to incur substantial expenses and may materially reduce the affected property’s value or limit our ability to use or sell the affected property.  In addition, future laws or more stringent interpretations or enforcement policies with respect to existing laws may increase our exposure to environmental liability.  Although we have policies and procedures to perform an environmental review before initiating any foreclosure action on real property, these reviews may not be sufficient to detect all potential environmental hazards.  The remediation costs and any other financial liabilities associated with an environmental hazard could have a material adverse effect on our financial condition and results of operations.

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

Consolidated Average Balance Sheets and Taxable Equivalent Income/Expense and Yields/Rates

	2009			2008			2007
(in thousands)	Average Balances	Interest	Average Rate	Average Balances	Interest	Average Rate	Average Balances	Interest	Average Rate
Earning assets:
Loans (1)(2)(3)	$2,383,875	$139,677	5.86%	$2,283,180	$150,413	6.59%	$2,205,431	$171,632	7.78%
Loans held for sale	1,580	359	22.72	1,752	171	9.76	2,484	157	6.32
Securities:
U.S. Treasury and agencies	237,641	8,792	3.70	249,515	10,912	4.37	275,219	12,034	4.37
Tax exempt state and political subdivisions (3)	47,801	2,839	5.94	45,146	2,875	6.37	45,514	2,946	6.47
Other securities	20,812	777	3.73	32,842	1,723	5.25	117,136	5,350	4.57
Federal Reserve Bank and Federal Home Loan Bank stock	29,047	1,402	4.83	28,549	1,559	5.46	28,040	1,794	6.40
Federal funds sold	66,619	193	0.29	53,816	1,083	2.01	82,324	4,246	5.16
Interest bearing deposits	24,203	54	0.22	6,297	121	1.92	1,910	83	4.35
Other investments	17,267	131	0.76	100	3	3.00	100	5	5.00
Investment in unconsolidated subsidiaries	1,856	120	6.47	1,857	120	6.46	1,856	130	7.00
Total earning assets	2,830,701	$154,344	5.45%	2,703,054	$168,980	6.25%	2,760,014	$198,377	7.19%
Allowance for loan and lease losses	(32,599)			(29,901)			(28,129)
	2,798,102			2,673,153			2,731,885
Nonearning assets:
Cash and due from banks	59,940			74,264			75,667
Premises and equipment, net	50,843			52,559			54,434
Other assets	138,215			121,241			118,727
Total assets	$3,047,100			$2,921,217			$2,980,713

Interest bearing liabilities:
Deposits:
Savings and demand deposits	$666,874	$4,002	0.60%	$655,577	$7,885	1.20%	$696,329	$17,457	2.51%
Time deposits	1,271,072	35,791	2.82	1,204,550	45,964	3.82	1,231,039	58,180	4.73
Repurchase agreements and federal funds purchased	180,044	2,457	1.36	170,231	4,424	2.60	174,697	8,429	4.82
Advances from Federal Home Loan Bank	47,434	1,291	2.72	49,001	1,701	3.47	67,452	2,402	3.56
Long-term debt	61,341	3,999	6.52	61,341	4,000	6.52	61,830	4,364	7.06
Total interest bearing liabilities	2,226,765	$47,540	2.13%	2,140,700	$63,974	2.99%	2,231,347	$90,832	4.07%
Noninterest bearing liabilities:
Demand deposits	471,902			443,593			425,534
Other liabilities	30,722			28,523			29,726
Total liabilities	2,729,389			2,612,816			2,686,607

Shareholders’ equity	317,711			308,401			294,106
Total liabilities and shareholders’ equity	$3,047,100			$2,921,217			$2,980,713

Net interest income		$106,804			$105,006			$107,545
Net interest spread			3.32%			3.26%			3.12%
Benefit of interest free funding			0.45%			0.62%			0.78%
Net interest margin			3.77%			3.88%			3.90%

(1) Interest includes fees on loans of $1,741, $1,679, and $1,819 in 2009, 2008, and 2007, respectively.
(2) Loan balances are net of unearned income and include principal balances on nonaccrual loans.
(3) Tax exempt income on securities and loans is reported on a fully taxable equivalent basis using a 35% rate.

Net Interest Differential

The following table illustrates the approximate effect of volume and rate changes on net interest differentials between 2009 and 2008 and also between 2008 and 2007.

	Total Change	Change Due to		Total Change	Change Due to
(in thousands)	2009/2008	Volume	Rate	2008/2007	Volume	Rate
Interest income
Loans	$(10,736)	$6,424	$(17,160)	$(21,219)	$5,877	$(27,096)
Loans held for sale	188	(15)	203	14	(37)	51
U.S. Treasury and agencies	(2,120)	(538)	(1,582)	(1,122)	(1,124)	2
Tax exempt state and political subdivisions	(36)	164	(200)	(71)	(24)	(47)
Other securities	(946)	(733)	(213)	(3,627)	(3,375)	(252)
Federal Reserve Bank and Federal Home Loan Bank stock	(157)	27	(184)	(235)	32	(267)
Federal funds sold	(890)	210	(1,100)	(3,163)	(1,794)	(1,369)
Interest bearing deposits	(67)	112	(179)	38	41	(3)
Other investments	128	132	(4)	(2)	0	(2)
Investment in unconsolidated subsidiaries	0	0	0	(10)	0	(10)
Total interest income	(14,636)	5,783	(20,419)	(29,397)	(404)	(28,993)

Interest expense
Savings and demand deposits	(3,883)	134	(4,017)	(9,572)	(1,075)	(8,497)
Time deposits	(10,173)	2,423	(12,596)	(12,216)	(1,277)	(10,939)
Repurchase agreements and federal funds purchased	(1,967)	242	(2,209)	(4,005)	(221)	(3,784)
Advances from Federal Home Loan Bank	(410)	(56)	(354)	(701)	(672)	(29)
Long-term debt	(1)	0	(1)	(364)	(34)	(330)
Total interest expense	(16,434)	2,743	(19,177)	(26,858)	(3,279)	(23,579)

Net interest income	$1,798	$3,040	$(1,242)	$(2,539)	$2,875	$(5,414)

For purposes of the above table, changes which are due to both rate and volume are allocated based on a percentage basis, using the absolute values of rate and volume variance as a basis for percentages.  Income is stated at a fully taxable equivalent basis, assuming a 35% tax rate.

Investment Portfolio

The maturity distribution and weighted average interest rates of securities at December 31, 2009 are as follows:

Available-for-sale

	Estimated Maturity at December 31, 2009
	Within 1 Year		1-5 Years		5-10 Years		After 10 Years		Total Fair Value		Amortized Cost
(in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount
U.S. Treasury, government agencies, and government sponsored agencies	$28,516	3.85%	$160,538	4.36%	$14,759	3.46%	$315	6.44%	$204,128	4.22%	$198,687
State and municipal obligations	10,068	5.50	13,840	5.97	6,624	5.11	15,125	6.09	45,657	5.85	44,529
Other securities	0	0.00	0	0.00	20,097	3.72	355	1.35	20,452	3.66	20,540
Total	$38,584	4.36%	$174,378	4.46%	$41,480	3.85%	$15,795	5.99%	$270,237	4.44%	$263,756

Held-to-maturity

	Estimated Maturity at December 31, 2009
	Within 1 Year		1-5 Years		5-10 Years		After 10 Years		Total Amortized Cost		Fair Value
(in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount
U.S. Treasury, government agencies, and government sponsored agencies	$12,280	3.88%	$0	0.00%	$0	0.00%	$0	0.00%	$12,280	3.88%	$12,373
State and municipal obligations	195	6.58	200	6.56	0	0.00	1,181	5.97	1,576	6.13	1,582
Other securities	0	0.00	480	1.13	0	0.00	0	0.00	480	1.13	480
Total	$12,475	3.92%	$680	6.65%	$0	0.00%	$1,181	5.97%	$14,336	4.14%	$14,435

Total securities	$51,059	4.25%	$175,058	4.46%	$41,480	3.85%	$16,976	5.99%	$284,573	4.42%	$278,191

The calculations of the weighted average interest rates for each maturity category are based upon yield weighted by the respective costs of the securities.  The weighted average rates on state and political subdivisions are computed on a taxable equivalent basis using a 35% tax rate.

Excluding those holdings of the investment portfolio in U.S. Treasury securities, government agencies, and government sponsored agencies, there were no securities of any one issuer that exceeded 10% of our shareholders’ equity at December 31, 2009.

The book values of securities available-for-sale and securities held-to-maturity as of December 31, 2009 and 2008 are presented in note 3 to the consolidated financial statements.

The book value of securities at December 31, 2007 is presented below:

(in thousands)	Available-for- Sale	Held-to- Maturity
U.S. Treasury and government agencies	$20,307	$0
State and political subdivisions	40,472	1,901
U.S. government sponsored agencies	205,049	31,058
Collateralized mortgage obligations	1	0
Total debt securities	265,829	32,959
Marketable equity securities	60,050	0
Total securities	$325,879	$32,959

Loan Portfolio

(in thousands)	2009	2008	2007	2006	2005
Commercial:
Construction	$141,440	$156,425	$143,773	$133,902	$115,721
Secured by real estate	707,500	663,663	640,574	632,881	665,911
Other	373,829	365,685	333,774	337,075	301,828
Total commercial	1,222,769	1,185,773	1,118,121	1,103,858	1,083,460

Real estate construction	51,311	56,298	69,021	50,588	51,232
Real estate mortgage	610,727	609,394	599,665	579,197	542,809
Consumer	530,905	484,843	435,273	422,291	414,920
Equipment lease financing	20,048	12,343	5,817	11,524	14,923
Total loans	$2,435,760	$2,348,651	$2,227,897	$2,167,458	$2,107,344

Percent of total year-end loans
Commercial:
Construction	5.80%	6.65%	6.45%	6.18%	5.49%
Secured by real estate	29.05	28.26	28.75	29.20	31.60
Other	15.35	15.57	14.98	15.55	14.32
Total commercial	50.20	50.48	50.18	50.93	51.41

Real estate construction	2.11	2.40	3.10	2.34	2.43
Real estate mortgage	25.07	25.95	26.92	26.72	25.76
Consumer	21.80	20.64	19.54	19.48	19.69
Equipment lease financing	0.82	0.53	0.26	0.53	0.71
Total loans	100.00%	100.00%	100.00%	100.00%	100.00%

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

	Maturity at December 31, 2009
(in thousands)	Within One Year	After One but Within Five Years	After Five Years	Total
Commercial secured by real estate and commercial other	$230,414	$266,025	$584,890	$1,081,329
Commercial and real estate construction	121,464	20,689	50,598	192,751
	$351,878	$286,714	$635,488	$1,274,080

Rate sensitivity:
Predetermined rate	$71,365	$55,486	$52,462	$179,313
Adjustable rate	280,513	231,228	583,026	1,094,767
	$351,878	$286,714	$635,488	$1,274,080

Nonperforming Assets

(in thousands)	2009	2008	2007	2006	2005
Nonaccrual loans	$32,247	$40,945	$22,237	$9,863	$12,219
Troubled debt restructured loans	0	0	20	66	899
90 days or more past due and still accruing interest	9,067	11,245	9,622	4,294	8,284
Total nonperforming loans	41,314	52,190	31,879	14,223	21,402

Other repossessed assets	276	239	241	3	60
Foreclosed properties	37,333	10,425	7,851	4,524	5,410
Total nonperforming assets	$78,923	$62,854	$39,971	$18,750	$26,872

Nonperforming assets to total loans and foreclosed properties/assets	3.19%	2.66%	1.79%	0.86%	1.27%
Allowance to nonperforming loans	79.01%	59.06%	88.00%	193.54%	137.87%

Nonaccrual, Past Due, and Restructured Loans

(in thousands)	Nonaccrual loans	As a % of Loan Balances by Category	Restructured Loans	As a % of Loan Balances by Category	Accruing Loans Past Due 90 Days or More	As a % of Loan Balances by Category	Balances
December 31, 2009
Commercial construction	$12,312	8.70%	$0	0.00%	$865	0.61%	$141,440
Commercial secured by real estate	9,803	1.39	0	0.00	5,640	0.80	707,500
Commercial other	4,489	1.20	0	0.00	286	0.08	373,829
Consumer real estate construction	1,244	2.42	0	0.00	0	0.00	51,311
Consumer real estate secured	4,399	0.72	0	0.00	1,698	0.28	610,727
Consumer other	0	0.00	0	0.00	578	0.11	530,905
Equipment lease financing	0	0.00	0	0.00	0	0.00	20,048
Total	$32,247	1.32%	$0	0.00%	$9,067	0.37%	$2,435,760

December 31, 2008
Commercial construction	$21,602	13.81%	$0	0.00%	$3,741	2.39%	$156,425
Commercial secured by real estate	10,780	1.62	0	0.00	3,319	0.50	663,663
Commercial other	4,471	1.22	0	0.00	634	0.17	365,685
Consumer real estate construction	1,255	2.23	0	0.00	55	0.10	56,298
Consumer real estate secured	2,837	0.47	0	0.00	3,008	0.49	609,394
Consumer other	0	0.00	0	0.00	488	0.10	484,843
Equipment lease financing	0	0.00	0	0.00	0	0.00	12,343
Total	$40,945	1.74%	$0	0.00%	$11,245	0.48%	$2,348,651

In 2009, gross interest income that would have been recorded on nonaccrual loans had the loans been current in accordance with their original terms amounted to $2.3 million.  Interest income actually received and included in net income for the period was $0.3 million, leaving $2.0 million of interest income not recognized during the period.

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

Foreign Outstandings

None

Loan Concentrations

We had no concentration of loans exceeding 10% of total loans at December 31, 2009.  See note 18 to the consolidated financial statements for further information.

Analysis of the Allowance for Loan and Lease Losses

(in thousands)	2009	2008	2007	2006	2005
Allowance for loan and lease losses, beginning of year	$30,821	$28,054	$27,526	$29,506	$27,017
Loans charged off:
Commercial construction	3,435	1,491	273	23	56
Commercial secured by real estate	3,192	914	1,106	872	826
Commercial other	4,342	2,080	2,134	3,816	4,233
Real estate construction	330	125	32	56	10
Real estate mortgage	1,081	746	547	572	746
Consumer	6,479	5,942	4,340	4,091	5,097
Equipment lease financing	0	0	0	0	0
Total charge-offs	18,859	11,298	8,432	9,430	10,968

Recoveries of loans previously charged off:
Commercial construction	204	25	0	0	0
Commercial secured by real estate	415	177	180	132	94
Commercial other	350	534	428	689	766
Real estate construction	7	5	1	0	20
Real estate mortgage	150	60	250	210	310
Consumer	2,087	1,812	1,561	2,114	2,223
Equipment lease financing	0	0	0	0	0
Total recoveries	3,213	2,613	2,420	3,145	3,413

Net charge-offs/(recoveries):
Commercial construction	3,231	1,466	273	23	56
Commercial secured by real estate	2,777	737	926	740	732
Commercial other	3,992	1,546	1,706	3,127	3,467
Real estate construction	323	120	31	56	(10)
Real estate mortgage	931	686	297	362	436
Consumer	4,392	4,130	2,779	1,977	2,874
Equipment lease financing	0	0	0	0	0
Total net charge-offs/(recoveries)	15,646	8,685	6,012	6,285	7,555

Provisions charged against operations	17,468	11,452	6,540	4,305	8,285

Allowance of acquired bank	0	0	0	0	1,759
Balance, end of year	$32,643	$30,821	$28,054	$27,526	$29,506

Allocation of allowance, end of year:
Commercial construction	$2,774	$3,645	$3,194	$2,059	$1,799
Commercial secured by real estate	12,595	11,304	9,081	7,224	10,354
Commercial other	6,340	5,782	4,817	4,335	4,693
Real estate construction	294	281	335	206	159
Real estate mortgage	3,493	3,038	2,907	2,352	1,677
Consumer	6,824	6,580	5,034	4,288	4,602
Equipment lease financing	323	191	76	126	232
Unallocated	0	0	2,610	6,936	5,990
Balance, end of year	$32,643	$30,821	$28,054	$27,526	$29,506

Average loans outstanding, net of unearned interest	$2,383,875	$2,283,180	$2,205,431	$2,131,649	$2,024,756
Loans outstanding at end of year, net of unearned interest	$2,435,760	$2,348,651	$2,227,897	$2,167,458	$2,107,344
Net charge-offs/(recoveries) to average loan type:
Commercial construction	2.22%	0.98%	0.19%	0.02%	0.06%
Commercial secured by real estate	0.40	0.11	0.14	0.11	0.11
Commercial other	1.07	0.43	0.51	0.99	1.18
Real estate construction	0.64	0.19	0.05	0.11	(0.03)
Real estate mortgage	0.16	0.10	0.05	0.06	0.08
Consumer	0.86	0.91	0.64	0.48	0.71
Equipment lease financing	0.00	0.00	0.00	0.00	0.00
Total	0.66%	0.38%	0.27%	0.29%	0.37%

Other ratios:
Allowance to net loans, end of year	1.34%	1.31%	1.26%	1.27%	1.40%
Provision for loan losses to average loans	0.73	0.50	0.30	0.20	0.41

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

Average Deposits and Other Borrowed Funds

(in thousands)	2009	2008	2007
Deposits:
Noninterest bearing deposits	$471,902	$443,593	$425,534
NOW accounts	19,478	19,601	18,590
Money market accounts	430,818	436,895	483,782
Savings accounts	216,578	199,081	193,957
Certificates of deposit of $100,000 or more	480,653	443,020	456,483
Certificates of deposit < $100,000 and other time deposits	790,419	761,530	774,556
Total deposits	2,409,848	2,303,720	2,352,902

Other borrowed funds:
Repurchase agreements and federal funds purchased	180,044	170,231	174,697
Advances from Federal Home Loan Bank	47,434	49,001	67,452
Long-term debt	61,341	61,341	61,830
Total other borrowed funds	288,819	280,573	303,979
Total deposits and other borrowed funds	$2,698,667	$2,584,293	$2,656,881

The maximum balance for federal funds purchased and repurchase agreements at any month-end during 2009 occurred at November 30, 2009, with a month-end balance of $192.8 million.  The maximum balance for federal funds purchased and repurchase agreements at any month-end during 2008 occurred at May 31, 2008, with a month-end balance of $182.7 million.  The maximum balance for federal funds purchased and repurchase agreements at any month-end during 2007 occurred at August 31, 2007, with a month-end balance of $203.6 million.

Maturities and/or repricing of time deposits of $100,000 or more outstanding at December 31, 2009 are summarized as follows:

(in thousands)	Certificates of Deposit	Other Time Deposits	Total
Three months or less	$158,506	$12,569	$171,075
Over three through six months	79,220	6,176	85,396
Over six through twelve months	254,488	12,957	267,445
Over twelve through sixty months	24,231	7,468	31,699
Over sixty months	0	195	195
	$516,445	$39,365	$555,810

Item 2.  Properties

Our main office, which is owned by the Bank, is located at 346 North Mayo Trail, Pikeville, Kentucky 41501.  Following is a schedule of properties owned and leased by CTBI and its subsidiaries as of December 31, 2009:

Location		Owned	Leased	Total
Banking locations:
Community Trust Bank, Inc.
*	Pikeville Market (lease land to 3 owned locations)	9	1	10
	10 locations in Pike County, Kentucky
	Floyd/Knott/Johnson Market (lease land to 1 owned location)	3	1	4
	2 locations in Floyd County, Kentucky, 1 location in Knott County, Kentucky, and 1 location in Johnson County, Kentucky
	Tug Valley Market (lease land to 1 owned location)	2	0	2
	1 location in Pike County, Kentucky, 1 location in Mingo County, West Virginia
	Whitesburg Market	4	1	5
	5 locations in Letcher County, Kentucky
	Hazard Market (lease land to 2 owned locations)	4	0	4
	4 locations in Perry County, Kentucky
*	Lexington Market (lease land to 2 owned locations)	3	2	5
	5 locations in Fayette County, Kentucky
	Winchester Market	1	1	2
	2 locations in Clark County, Kentucky
	Richmond Market (lease land to 1 owned location)	3	0	3
	3 locations in Madison County, Kentucky
	Mt. Sterling Market	2	0	2
	2 locations in Montgomery County, Kentucky
*	Versailles Market (lease land to 2 owned locations)	3	2	5
	2 locations in Woodford County, Kentucky, 2 locations in Franklin County, Kentucky, and 1 location in Scott County, Kentucky
	Danville Market (lease land to 1 owned location)	3	0	3
	2 locations in Boyle County, Kentucky and 1 location in Mercer County, Kentucky
*	Ashland Market (lease land to 1 owned location)	5	0	5
	4 locations in Boyd County, Kentucky and 1 location in Greenup County, Kentucky
	Flemingsburg Market	3	0	3
	3 locations in Fleming County, Kentucky
	Advantage Valley Market	3	1	4
	2 locations in Lincoln County, West Virginia, 1 location in Wayne County, West Virginia, and 1 location in Cabell County, West Virginia
	Summersville Market	1	0	1
	1 location in Nicholas County, West Virginia

* Middlesboro Market (lease land to 1 owned location)	3	0	3
3 locations in Bell County, Kentucky
Williamsburg Market	5	0	5
2 locations in Whitley County, Kentucky and 3 locations in Laurel County, Kentucky
Campbellsville Market (lease land to 2 owned locations)	8	0	8

2 locations in Taylor County, Kentucky, 2 locations in Pulaski County, Kentucky, 1 location in Adair County, Kentucky, 1 location in Green County, Kentucky, 1 location in Russell County, Kentucky, and 1 location in Marion County, Kentucky

Mt. Vernon Market	2	0	2
2 locations in Rockcastle County, Kentucky
Total banking locations	67	9	76
Operational locations:
Community Trust Bank, Inc.
Pikeville (Pike County, Kentucky) (lease land to 1 owned location)	1	0	1
Lexington (Fayette County, Kentucky)	0	1	1
Total operational locations	1	1	2

Other:
Community Trust Bank, Inc.
Flemingsburg (Fleming County, Kentucky)	1	0	1
Ashland (Boyd County, Kentucky)	0	1	1
Total other locations	1	1	2

Total locations	69	11	80

*Community Trust and Investment Company has leased offices in the main office locations in these markets.

See notes 8 and 15 to the consolidated financial statements included herein for the year ended December 31, 2009, for additional information relating to lease commitments and amounts invested in premises and equipment.

Item 3.  Legal Proceedings

CTBI and subsidiaries, and from time to time, our officers, are named defendants in legal actions arising from ordinary business activities.  Management, after consultation with legal counsel, believes any pending actions are without merit or that the ultimate liability, if any, will not materially affect our consolidated financial position or results of operations.

PART II

Item 4.  Reserved

Item 5.  Market for the Registrant’s Common Equity, Related Shareholder Matters, and Issuer Purchases of Equity Securities

Our common stock is listed on The NASDAQ-Stock Market LLC – Global Select Market under the symbol CTBI.  As of February 26, 2010, there were approximately 4,150 holders of record of our outstanding common shares.  Additional information required by this item is included in the Quarterly Financial Data below:

Quarterly Financial Data
(Unaudited)

(in thousands except per share amounts)
Three Months Ended	December 31	September 30	June 30	March 31
2009
Net interest income	$28,582	$27,045	$25,409	$24,474
Net interest income, taxable equivalent basis	28,912	27,386	25,741	24,765
Provision for loan losses	5,193	5,772	4,522	1,981
Noninterest income	10,486	9,226	10,955	10,753
Noninterest expense	23,847	22,579	23,578	23,797
Net income	6,958	5,584	5,937	6,580

Per common share:
Basic earnings per share	$0.46	$0.37	$0.39	$0.44
Diluted earnings per share	0.46	0.37	0.39	0.43
Dividends declared	0.30	0.30	0.30	0.30

Common stock price:
High	$27.08	$28.49	$31.29	$37.17
Low	22.41	25.15	25.62	22.55
Last trade	24.45	26.17	26.75	26.75

Selected ratios:
Return on average assets, annualized	0.90%	0.72%	0.78%	0.89%
Return on average common equity, annualized	8.58	6.94	7.52	8.51
Net interest margin, annualized	4.06	3.81	3.63	3.61

(in thousands except per share amounts)
Three Months Ended	December 31	September 30	June 30	March 31
2008
Net interest income	$25,148	$26,499	$25,682	$26,308
Net interest income, taxable equivalent basis	25,463	26,841	26,027	26,675
Provision for loan losses	3,560	2,875	2,648	2,369
Noninterest income	7,312	(3,969)	9,681	8,743
Noninterest expense	20,788	21,300	20,443	20,001
Net income/(loss)	6,485	(577)	8,620	8,545

Per common share:
Basic earnings/(loss) per share	$0.43	$(0.04)	$0.58	$0.57
Diluted earnings/(loss) per share	0.43	(0.04)	0.57	0.57
Dividends declared	0.30	0.29	0.29	0.29

Common stock price:
High	$37.22	$46.32	$31.96	$30.87
Low	23.05	15.99	26.25	23.38
Last trade	36.75	34.40	26.26	29.30

Selected ratios:
Return on average assets, annualized	0.87%	(0.08)%	1.19%	1.18%
Return on average common equity, annualized	8.44	(0.74)	11.22	11.20
Net interest margin, annualized	3.69	3.97	3.88	4.00

Dividends

The annual dividend paid to our stockholders was increased from $1.17 per share to $1.20 per share during 2009.  We have adopted a conservative policy of cash dividends by maintaining an average annual cash dividend ratio of less than 45%, with periodic stock dividends.  The current year cash dividend ratio was 72.29%.  However, the higher dividend ratio reflects the decreased net income which resulted primarily from increased provision for loan losses and increased FDIC insurance premiums and special FDIC assessment.  Dividends are typically paid on a quarterly basis.  Future dividends are subject to the discretion of CTBI’s Board of Directors, cash needs, general business conditions, dividends from our subsidiaries, and applicable governmental regulations and policies.  For information concerning restrictions on dividends from the subsidiary bank to CTBI, see note 20 to the consolidated financial statements included herein for the year ended December 31, 2009.

Stock Repurchases

CTBI did not acquire any shares of common stock through the stock repurchase program during the year 2009. We repurchased 93,500 shares of common stock during 2008, leaving 288,519 shares remaining under CTBI's current repurchase authorization. For further information, see the Liquidity and Market Risk section of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Common Stock Performance

The following graph shows the cumulative return experienced by CTBI's shareholders during the last five years compared to the NASDAQ Stock Market (U.S.) and the NASDAQ Bank Stock Index.  The graph assumes the investment of $100 on December 31, 2004 in CTBI's common stock and in each index and the reinvestment of all dividends paid during the five-year period.

Comparison of 5 Year Cumulative Total Return
among Community Trust Bancorp, Inc., NASDAQ Stock Market (U.S.),
and NASDAQ Bank Stocks

Fiscal Year Ending December 31 ($)
	2004	2005	2006	2007	2008	2009
Community Trust Bancorp, Inc.	100.00	98.05	135.78	93.60	128.93	89.99
NASDAQ Stock Market (U.S.)	100.00	102.13	112.19	121.68	58.64	84.28
NASDAQ Bank Stocks	100.00	97.69	109.64	86.90	63.36	53.09

Item 6.  Selected Financial Data 2005-2009

(in thousands except per share amounts and # of employees)
Year Ended December 31	2009		2008		2007		2006		2005
Interest income	$153,050		$167,611		$196,864		$189,305		$160,322
Interest expense	47,540		63,974		90,832		81,538		57,117
Net interest income	105,510		103,637		106,032		107,767		103,205
Provision for loan losses	17,468		11,452		6,540		4,305		8,285
Noninterest income	41,420		21,767		36,608		32,559		33,467
Noninterest expense	93,801		82,532		83,055		80,407		78,569
Income before income taxes	35,661		31,420		53,045		55,614		49,818
Income taxes	10,602		8,347		16,418		16,550		15,406
Net income	$25,059		$23,073		$36,627		$39,064		$34,412

Per common share:
Basic earnings per share	$1.66		$1.54		$2.42		$2.59		$2.31
Cash dividends declared-	$1.20		$1.17		$1.10		$1.05		$0.98
as a % of net income	72.29%		75.97%		45.45%		40.54%		42.42%
Book value, end of year	$21.17		$20.46		$20.03		$18.63		$16.93
Market price, end of year	$24.45		$36.75		$27.53		$41.53		$30.75
Market to book value, end of year	1.15	x	1.80	x	1.37	x	2.23	x	1.82	x
Price/earnings ratio, end of year	14.73	x	23.86	x	11.38	x	16.03	x	13.31	x
Cash dividend yield, end of year	4.91%		3.18%		4.00%		2.53%		3.19%

At year-end:
Total assets	$3,086,659		$2,954,531		$2,902,684		$2,969,761		$2,851,053
Long-term debt	61,341		61,341		61,341		61,341		61,341
Shareholders’ equity	321,457		308,206		301,355		282,375		253,945

Averages:
Assets	$3,047,100		$2,921,217		$2,980,713		$2,942,892		$2,817,549
Deposits	2,409,848		2,303,720		2,352,902		2,294,385		2,217,735
Earning assets	2,830,701		2,703,054		2,760,014		2,717,325		2,601,304
Loans	2,383,875		2,283,180		2,205,431		2,131,649		2,024,756
Shareholders’ equity	317,711		308,401		294,106		269,202		246,119

Profitability ratios:
Return on average assets	0.82%		0.79%		1.23%		1.33%		1.22%
Return on average equity	7.89		7.48		12.45		14.51		13.98

Capital ratios:
Equity to assets, end of year	10.41%		10.43%		10.38%		9.51%		8.91%
Average equity to average assets	10.43		10.56		9.87		9.15		8.74

Risk based capital ratios:
Tier 1 capital
(to average assets)	10.38%		10.37%		10.32%		9.58%		8.94%
Tier 1 capital
(to risk weighted assets)	12.90		13.05		13.24		12.21		11.52
Total capital
(to risk weighted assets)	14.15		14.30		14.49		13.43		12.76

Other significant ratios:
Allowance to net loans, end of year	1.34%		1.31%		1.26%		1.27%		1.40%
Allowance to nonperforming loans, end of year	79.01		59.06		88.00		193.54		137.87
Nonperforming assets to loans and foreclosed properties, end of year	3.19		2.66		1.79		0.86		1.27

Net interest margin	3.77%	3.88%	3.90%	4.02%	4.02%

Other statistics:
Average common shares outstanding	15,129	15,017	15,150	15,086	14,908
Number of full-time equivalent employees, end of year	982	986	1,011	1,021	1,003

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

Our Business

Community Trust Bancorp, Inc. (“CTBI”) is a bank holding company headquartered in Pikeville, Kentucky.  At December 31, 2009, CTBI owned one commercial bank and one trust company.  Through its subsidiaries, CTBI has seventy-six banking locations in eastern, northeastern, central, and south central Kentucky and southern West Virginia, and five trust offices across Kentucky.  At December 31, 2009, CTBI had total consolidated assets of $3.1 billion and total consolidated deposits, including repurchase agreements, of $2.6 billion, making it the second largest bank holding company headquartered in the Commonwealth of Kentucky.  Total shareholders’ equity at December 31, 2009 was $321.5 million.

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

At December 31, 2009, all of the financial institutions holding CTBI’s or its subsidiary’s cash accounts were participating in the FDIC’s Transaction Account Guarantee Program.  Under the program, through June 30, 2010, all noninterest-bearing transaction accounts at these institutions are fully guaranteed by the FDIC for the entire amount in the account.

Investments – Management determines the classification of securities at purchase.  We classify securities into held-to-maturity, trading, or available-for-sale categories.  Held-to-maturity securities are those which we have the positive intent and ability to hold to maturity and are reported at amortized cost.  In accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 320, formerly Financial Accounting Standard (FAS) 115, Accounting for Certain Investments in Debt and Equity Securities, investments in debt securities that are not classified as held-to-maturity and equity securities that have readily determinable fair values shall be classified in one of the following categories and measured at fair value in the statement of financial position:

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

We do not have any securities that are classified as trading securities.  Available-for-sale securities are reported at fair value, with unrealized gains and losses included as a separate component of shareholders’ equity, net of tax.  If declines in fair value are other than temporary, the carrying value of the securities is written down to fair value as a realized loss.

Gains or losses on disposition of securities are computed by specific identification for all securities except for shares in mutual funds, which are computed by average cost.  Interest and dividend income, adjusted by amortization of purchase premium or discount, is included in earnings.

When the fair value of a security is below its amortized cost, and depending on the length of time the condition exists and the extent the fair market value is below amortized cost, additional analysis is performed to determine whether an other than temporary impairment condition exists.  Available-for-sale and held-to-maturity securities are analyzed quarterly for possible other than temporary impairment.  The analysis considers (i) whether we have the intent to sell our securities prior to recovery and/or maturity and (ii) whether it is more likely than not that we will not have to sell our securities prior to recovery and/or maturity.  Often, the information available to conduct these assessments is limited and rapidly changing, making estimates of fair value subject to judgment.  If actual information or conditions are different than estimated, the extent of the impairment of the security may be different than previously estimated, which could have a material effect on the CTBI’s results of operations and financial condition.

Available-for-Sale Securities – Available-for-sale securities are valued using the following valuation techniques:

U.S. Treasury and government agencies, state and political subdivision, U.S. government sponsored agencies, Collateralized mortgage obligations, Marketable equity securities – Level 2 Inputs.  For these securities, CTBI obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions, among other things.

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

We utilize an internal risk grading system for commercial credits.  Those larger commercial credits that exhibit probable or observed credit weaknesses are subject to individual review.  The borrower’s cash flow, adequacy of collateral coverage, and other options available to CTBI, including legal remedies, are evaluated.  The review of individual loans includes those loans that are impaired as defined by ASC 310, formerly FAS 114, Accounting by Creditors for Impairment of a Loan.  We evaluate the collectibility of both principal and interest when assessing the need for loss provision.  Historical loss rates are analyzed and applied to other commercial loans not subject to specific allocations.  Historically, we have utilized a rolling eight quarter historical loss rate analysis, in determining the historical average, maximum, minimum, and median loss ratios and selecting our most likely estimate of loss for each significant segment of the loan portfolio.  Recognizing the current economic environment and the increased charge-offs incurred during the year ended December 31, 2009, we have also calculated a four quarter rolling average and weighted this analysis more heavily in the determination of our estimated range of losses.

A loan is considered impaired when, based on current information and events, it is probable that CTBI will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement.  Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due.  Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired.  Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.  Impairment is measured on a loan-by-loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

Homogenous loans, such as consumer installment, residential mortgages, and home equity lines are not individually risk graded.  The associated ALLL for these loans is measured under ASC 450, formerly FAS 5, Accounting for Contingencies.  Historically, we have utilized a rolling eight quarter historical loss rate analysis, in determining the historical average, maximum, minimum, and median loss ratios and selecting our most likely estimate of loss for each significant segment of the loan portfolio.  Recognizing the current economic environment and the increased charge-offs incurred during the year ended December 31, 2009, we have also calculated a four quarter rolling average and weighted this analysis more heavily in the determination of our estimated range of losses.

Historical loss rates for commercial and retail loans are adjusted for significant factors that, in management’s judgment, reflect the impact of any current conditions on loss recognition.  Factors that we consider include delinquency trends, current economic conditions and trends, strength of supervision and administration of the loan portfolio, levels of underperforming loans, level of recoveries to prior year’s charge offs, trend in loan losses, industry concentrations and their relative strengths, amount of unsecured loans and underwriting exceptions.  These factors are reviewed quarterly and a weighted range developed with a “most likely” scenario determined.  The total of each of these weighted factors is then applied against the applicable portion of the portfolio and the ALLL is adjusted accordingly.  While the actual loss rate applied to individual factors may have been adjusted during 2009 to reflect the current economic conditions, no new factors were added to the analysis nor was the range of loss rates that were applied to individual factors adjusted during the year.

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

Other Real Estate Owned – Real estate acquired by foreclosure is carried at the lower of the investment in the property or its fair value less estimated cost to sell.  Periodically, but not less frequently than bi-annually, an updated appraisal is obtained for each property owned and any decline in the fair value is recognized by a charge to income.  All revenues and expenses related to the carrying of other real estate owned are recognized by a charge to income.

Goodwill and Core Deposit Intangible – We evaluate total goodwill and core deposit intangible for impairment, based upon ASC 350, formerly FAS 142, Goodwill and Other Intangible Assets and FAS 147, Acquisitions of Certain Financial Institutions, using fair value techniques including multiples of price/equity.  Goodwill and core deposit intangible are evaluated for impairment on an annual basis or as other events may warrant.

Amortization of core deposit intangible is estimated at approximately $0.4 million for year one, approximately $0.05 million annually in years two through five, and approximately $0.03 million in year six.

Transfers of Financial Assets – Transfers of financial assets are accounted for as sales, when control over the assets has been surrendered.  Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from CTBI—put presumptively beyond the reach of the transferor and its creditors, even in bankruptcy or other receivership, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) CTBI does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity or the ability to unilaterally cause the holder to return specific assets.

Income Taxes – Income tax expense is based on the taxes due on the consolidated tax return plus deferred taxes based on the expected future tax benefits and consequences of temporary differences between carrying amounts and tax bases of assets and liabilities, using enacted tax rates.

Earnings Per Share (“EPS”) – Basic EPS is calculated by dividing net income available to common shareholders by the weighted average number of common shares outstanding, excluding restricted shares.

Diluted EPS adjusts the number of weighted average shares of common stock outstanding by the dilutive effect of stock options, including restricted shares, as prescribed in ASC 718, formerly FAS 123R.

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

Mortgage Servicing Rights – Mortgage servicing rights (“MSRs”) are carried at fair market value with the implementation of ASC 860, formerly FAS 156, in January 2007.  MSRs are valued using Level 3 inputs as defined in ASC 820, formerly FAS 157.  The fair value is determined quarterly based on an independent third-party valuation using a discounted cash flow analysis and calculated using a computer pricing model.  The computer valuation is based on key economic assumptions including the prepayment speeds of the underlying loans, the weighted-average life of the loan, the discount rate, the weighted-average coupon, and the weighted-average default rate, as applicable.  Along with the gains received from the sale of loans, fees are received for servicing loans.  These fees include late fees, which are recorded in interest income, and ancillary fees and monthly servicing fees, which are recorded in noninterest income.  Costs of servicing loans are charged to expense as incurred.  Changes in fair market value of the MSRs are reported in mortgage banking income.

Stock Options – At December 31, 2009 and 2008, CTBI had a share-based employee compensation plan, which is described more fully in note 14 to the consolidated financial statements.  CTBI accounts for this plan under the recognition and measurement principles of ASC 718, formerly FAS 123R, Share-Based Payment.

Comprehensive Income – Comprehensive income consists of net income and other comprehensive income, net of applicable income taxes.  Other comprehensive income includes unrealized appreciation (depreciation) on available-for-sale securities and unrealized appreciation (depreciation) on available-for-sale securities for which a portion of an other than temporary impairment has been recognized in income.

Reclassifications – Certain reclassifications considered to be immaterial have been made in the prior year condensed consolidated financial statements to conform to current year classifications.  These reclassifications had no effect on net income.

New Accounting Standards –

➢ Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities – ASC 260, formerly FASB Staff Position (FSP) EITF 03-6-1, addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method described in ASC 260-10-45, formerly paragraphs 60 and 61 of FASB Statement No. 128, Earnings Per Share.  This standard was effective January 1, 2009, and did not have a significant impact on our consolidated financial statements.

➢ Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly – ASC 820, formerly FSP FAS 157-4, affirms that the objective of fair value when the market for an asset is not active is the price that would be received to sell the asset in an orderly transaction and clarifies and includes additional factors for determining whether there has been a significant decrease in market activity for an asset when the market for that asset is not active.  ASC 820 requires an entity to base its conclusion about whether a transaction was not orderly on the weight of the evidence.  This standard is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  CTBI did not elect to early adopt.  This standard did not have a significant impact on our consolidated financial statements.

➢ Recognition and Presentation of Other Than Temporary Impairments – ASC 320, formerly FSP FAS 115-2 and FSP FAS 124-2, (i) changes existing guidance for determining whether an impairment is other than temporary to debt securities and (ii) replaces the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert: (a) it does not have the intent to sell the security; and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis. Under ASC 320, declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses.  The amount of the impairment related to other factors is recognized in other comprehensive income.  This standard is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  CTBI did not elect to early adopt.  This standard did not have a significant impact on our consolidated financial statements.

➢ Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies – ASC 805, formerly FSP FAS 141(R)-1, requires that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value if fair value can be reasonably estimated.  If fair value of such an asset or liability cannot be reasonably estimated, the asset or liability would generally be recognized in accordance with ASC 450, formerly FAS 5, Accounting for Contingencies and FASB Interpretation No. (FIN) 14, Reasonable Estimation of the Amount of a Loss.  ASC 805 removes subsequent accounting guidance for assets and liabilities arising from contingencies and requires entities to develop a systematic and rational basis for subsequently measuring and accounting for assets and liabilities arising from contingencies.  This standard also eliminates the requirement to disclose an estimate of the range of outcomes of recognized contingencies at the acquisition date.  For unrecognized contingencies, entities are required to include only the disclosures required by ASC 450, formerly FAS 5. The standard also requires that contingent consideration arrangements of an acquiree assumed by the acquirer in a business combination be treated as contingent consideration of the acquirer and should be initially and subsequently measured at fair value in accordance with the standard.  This standard is effective for assets or liabilities arising from contingencies CTBI acquires in business combinations occurring after January 1, 2009.

➢ Accounting for Transfers of Financial Assets – In June 2009, the FASB issued ASC 860, formerly FAS 166, Accounting for Transfers of Financial Assets — An Amendment of FAS 140.  ASC 860 removes the concept of a qualifying special-purpose entity and limits the circumstances in which a financial asset, or portion of a financial asset, should be derecognized when the transferor has not transferred the entire financial asset to an entity that is not consolidated with the transferor in the financial statements being presented and/or when the transferor has continuing involvement with the transferred financial asset.  The new standard became effective for CTBI on January 1, 2010.  The adoption of this standard did not have a material impact on CTBI’s consolidated financial position or results of operations.

➢ Determining When to Consolidate Variable Purpose Entities – In June 2009, the FASB issued ASC 810, formerly FAS 167 — Amendments to FASB Interpretation No. 46(R).  ASC 810 requires an entity to perform an analysis to determine whether an entity’s variable interest or interests give it a controlling financial interest in a variable interest entity.  This standard requires ongoing reassessments of whether an entity is the primary beneficiary of a variable interest entity and enhanced disclosures that provide more transparent information about an entity’s involvement with a variable interest entity.  The new standard became effective for CTBI on January 1, 2010.  The adoption of this standard did not have a material impact on CTBI’s consolidated financial position or results of operations.

➢ Codification of Authoritative Accounting Principles – In June 2009, the FASB issued ASC 105, formerly FAS 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles.  ASC 105 establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”). Rules and interpretative releases of the Securities and Exchange Commission under federal securities laws are also sources of authoritative GAAP for SEC registrants. The new standard became effective for financial statements issued for interim and annual periods ending after September 15, 2009.  The adoption of this standard did not have a material impact on CTBI’s consolidated financial position or results of operations.

➢ Disclosures Regarding Postretirement Benefit Plan Assets – In December 2008, the FASB issued ASC 715, formerly FSP FAS 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets.  This standard requires disclosure of the fair value of each major category of plan assets for pension plans and other postretirement benefit plans.  The new standard became effective for CTBI on January 1, 2010.  The adoption of this standard did not have a material impact on CTBI’s consolidated financial position or results of operations.

➢ Improving Disclosures about Fair Value Measurements – In January 2010, the FASB released Accounting Standards Update (ASU) 2010-06, Improving Disclosures about Fair Value Measurements.  ASU 2010-06 amends ASC Subtopic 820, Fair Value Measurements and Disclosures, and Subtopic 715-20, Compensation—Retirement Benefits—Defined Benefit Plans.  The new standard expands the existing fair value disclosures required by these two subtopics.  Additional disclosures required by the new standard must be made for each period beginning after the effective date.  Expansion of disclosures for prior periods to include those required by the ASU is optional.

Disclosure changes made by ASU 2010-06 include:

•
The amounts of and reasons for significant transfers in and out of Level 1, Level 2 and Level 3 fair value measurements and the accounting policy for the date used to recognize such transfers, e.g., actual transaction date, beginning of reporting period date or end of reporting period date

•
Presentation of purchases, sales, issuances and settlements as separate lines, rather than one net number, in the table reconciling activity for assets and liabilities measured at fair value on a recurring basis using Level 3 inputs

•
Provision of fair value measurement disclosures for each class of assets and liabilities with a class often being a subset of assets or liabilities within a balance sheet line item.  Class should be determined on the basis of the nature and risks of investments in debt and equity securities and generally will not require change from the classifications already employed in disclosures for those investments

•	Provision of explanations about the valuation techniques and inputs used to determine fair value for both recurring and nonrecurring fair value measurements falling in either Level 2 or Level 3

•
Revision of the existing disclosures made by a plan sponsor about fair value for assets of defined benefit pension and other postretirement benefit plans to require those disclosures be made by asset class instead of asset category

ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, with early adoption permitted.  The one exception involves reporting certain items gross instead of net in the existing activity table for items measured at fair value on a recurring basis using Level 3 inputs, which is effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years and may be adopted earlier if desired.  Except for the Level 3 table item, each SEC issuer must apply the ASU starting with its first interim period beginning after December 15, 2009.  While CTBI did not elect to early adopt the provisions which are effective for years beginning after December 15, 2009, we may elect early adoption of the December 15, 2010 provisions.  ASU 2010-06 is not expected to have a material impact on CTBI’s consolidated financial statements.

Results of Operations

2009 Compared to 2008

CTBI reported increased earnings for the year 2009.  Earnings per basic share for the year 2009 were $1.66 compared to $1.54 for the same period in 2008.  Average shares outstanding increased from 15.0 million for the year ended December 31, 2008 to 15.1 million for the year ended December 31, 2009.

❖
Year over year basic earnings per share increased $0.12 per share.  2009 earnings were impacted by increased provision for loan losses ($0.26 per share impact after-tax), increased FDIC insurance premiums and special FDIC assessment ($0.23 per share impact after-tax), and increased noninterest income compared to 2008 which was impacted by the other than temporary impairment (OTTI) charges on investment securities of $14.6 million ($0.62 per share impact after-tax).

❖
The significant increase in provision for loan losses was driven by increased charge-offs in 1-4 family commercial real estate loans with specific reserves and to a lesser extent consumer loans, and it supports loan growth of $87.1 million for the year.

❖	Net loan charge-offs for the year 2009 increased $7.0 million from prior year.

❖	Noninterest income was impacted by increased gains on sales of loans and loan related fees due to the refinancing of mortgage loans and an increase in the fair value of mortgage servicing rights.

❖
Noninterest expense increased year over year as a result of increases in legal fees, net expenses related to other real estate owned, and repossession expense as CTBI works through its problem real estate loans resulting from the decline in the housing market and consumers and small businesses are being impacted by current economic conditions.  CTBI also experienced increased FDIC insurance premiums including the special FDIC assessment and increased personnel expense.

❖	Our net interest margin for the year was 11 basis points below prior year.

❖	Our loan portfolio grew $87.1 million or 3.7% with growth in the commercial and consumer loan portfolios offset by a decline in the residential loan portfolio.

❖
Nonperforming loans decreased to $41.3 million compared to $52.2 million at December 31, 2008.  The year over year decrease in nonperforming loans was in both the 90 day and accruing and the nonaccrual classifications.  Nonperforming assets increased $16.1 million from prior year-end, December 31, 2008, as a result of increased other real estate owned.

❖	Our investment portfolio declined $8.4 million year over year.

❖	Our tangible common equity/tangible assets ratio remains strong at 8.47%.

❖	Return on average assets for the year was 0.82% compared to 0.79% for the year 2008. Return on average equity was 7.89% compared to 7.48%.

Net Interest Income:

Our net interest margin decreased 11 basis points compared to the year ended December 31, 2008.  Net interest income for the year 2009 increased 1.8% with a 4.7% increase in average earning assets compared to 2008.  The yield on average earnings assets for the year 2009 decreased 80 basis points in comparison to the 86 basis point decline in the cost of interest bearing funds.

Provision for Loan Losses and Allowance for Loan and Lease Losses:

The provision for loan losses that was added to the allowance for 2009 increased $6.0 million from the year 2008.  This provision represented a charge against current earnings in order to maintain the allowance at an appropriate level determined using the accounting estimates described in the Critical Accounting Policies and Estimates section.  Our loan loss reserve as a percentage of total loans outstanding at December 31, 2009 increased to 1.34% compared to 1.31% at December 31, 2008.  The adequacy of our loan loss reserves is analyzed quarterly and adjusted as necessary with a focus on maintaining appropriate reserves for potential losses.

CTBI's total nonperforming loans were $41.3 million at December 31, 2009, a decrease from the $52.2 million at December 31, 2008.  Loans past-due 30-89 days at December 31, 2009 were $24.8 million, a decrease of $2.9 million from the $27.7 million at December 31, 2008.  Our loan portfolio management processes focus on the immediate identification, management, and resolution of problem loans to maximize recovery and minimize loss.

CTBI as a matter of practice does not offer high risk loans such as option ARM products, high loan to value ratio mortgages, interest-only loans, loans with initial teaser rates, or loans with negative amortizations, and therefore, CTBI would have no significant exposure to these products..

Foreclosed properties increased to $37.3 million from the $10.4 million at December 31, 2008, as problem real estate loans are working their way through the legal system, which remains strained due to current economic conditions, and CTBI continues working through a prolonged foreclosure process.  Sales of foreclosed properties for the year ended December 31, 2009 totaled $7.0 million.  Net loss on sales of foreclosed properties in 2009 totaled $45 thousand.  New foreclosed properties totaled $33.3 million and are carried at the lesser of book value or appraised value less cost to sell.  Our nonperforming loans and foreclosed properties remain primarily concentrated in our Central Kentucky Region.  The major classifications of other real estate owned are shown in the following table:

(in thousands) December 31	2009	2008
1-4 family	$18,388	$8,003
Agricultural/farmland	128	111
Construction/land development/other	7,414	1,084
Multifamily	4,117	0
Non-farm/non-residential	7,286	1,227
Total other real estate owned	$37,333	$10,425

Net loan charge-offs for the year 2009 were $15.6 million, or 0.66% of average loans, compared to prior year's $8.7 million, or 0.38% of average loans.  Of the total net charge-offs, $9.4 million was in commercial loans with specific reserve allocations, $3.3 million was in indirect auto loans, and $1.3 million was in residential real estate mortgage loans.  Specific reserves covered 88.8% of the commercial loan charge-offs.  Specific reserves are not allocated for indirect auto loans or residential real estate mortgage loans during the credit review process.  Indirect auto loans are charged-off within 90 days of becoming past due.

Noninterest Income:

Noninterest income for the year 2009 increased 14.0% over 2008 after normalizing for the $14.5 million in other than temporary impairment charges taken in 2008.  The year over year increase included a $2.7 million increase in gains on sales of mortgage loans and a $1.8 million increase in loan related fees driven primarily by a $1.2 million change in the fair value of our mortgage servicing rights.

Noninterest Expense:

Noninterest expense for the year 2009 increased 13.7% from 2008 with increases in FDIC insurance premiums and personnel costs, along with increased legal fees, repossession expenses, and other real estate owned expenses as CTBI continues to work through nonperforming assets primarily associated with the decline in the real estate market in Central Kentucky.

Balance Sheet Review:

CTBI’s total assets at $3.1 billion increased 4.5% from prior year-end.  Loans outstanding at December 31, 2009 were $2.4 billion with a 3.7% growth from December 31, 2008.  Year over year loan growth occurred in the commercial and consumer loan portfolios with commercial loans increasing $44.7 million and consumer loans increasing $46.1 million.  The residential loan portfolio declined by $3.7 million during 2009 due to significant refinancing of portfolio mortgage loans into the long-term fixed rate secondary market.  CTBI's investment portfolio decreased 2.9% from prior year.  Deposits, including repurchase agreements, at $2.6 billion increased 6.2% from prior year.  Other interest bearing liabilities declined from prior year resulting from the payoff of a $40 million FHLB advance.  The deposit (including repurchase agreements) to FTE (full-time equivalent) ratio increased to $2.7 million at December 31, 2009 from $2.5 million at December 31, 2008.

Shareholders’ equity at December 31, 2009 was $321.5 million compared to $308.2 million at December 31, 2008.  CTBI's annualized dividend yield to shareholders as of December 31, 2009 was 4.91%.

2008 Compared to 2007

CTBI reported earnings of $23.1 million or $1.54 per basic share for the year 2008 compared to $36.6 million or $2.42 per basic share for the year 2007.  Average shares outstanding decreased from 15.2 million for the year ended December 31, 2007 to 15.0 million for the year ended December 31, 2008.

During 2008, CTBI recorded other than temporary impairment charges of $14.5 million, $1.1 million of which was recorded in the fourth quarter 2008, based upon the current market value of Freddie Mac and Fannie Mae trust preferred pass-through auction rate securities.  CTBI held $14.9 million of these securities on June 30, 2008.  The market value of all auction rate securities held by CTBI at December 31, 2008 was $0.5 million.  CTBI also recorded a $1.5 million decline in the fair value of its mortgage servicing rights during 2008, $1.1 million of which occurred in the fourth quarter 2008, and increased its provision for loan losses by $4.9 million year over year.  Additionally, economic conditions combined with the current interest rate environment continued to put pressure on CTBI’s net interest margin and impact its asset quality contributing to lower earnings for the fourth quarter and year 2008.

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

An increase in nonperforming loans does not necessitate a corollary increase in the amount of loan loss reserves.  Nonperforming loans include loans that are 90 days or more past due as well as nonaccrual loans and restructured debt.  A loan that is 90 days or more past due must be placed on nonaccrual unless it is well secured and in the process of collection.  If it has not been placed on nonaccrual it has met both criteria, especially that of "well secured", and thereby would require no specific reserve.  A loan is placed on nonaccrual when, by definition, the bank does not anticipate collecting all of its principal and/or interest.  CTBI had several loans that were secured by real estate that we did not anticipate collecting all of the interest owed but, with current appraisals performed, did anticipate collecting all of the principal.  In this instance, while the interest accrued would have been reversed, and the loan placed on nonaccrual, no additional specific reserve was required because we anticipated collecting all of the principal.

Foreclosed properties increased during 2008 to $10.4 million from the $7.9 million at December 31, 2007.  Sales of foreclosed properties during 2008 totaled $5.0 million while new foreclosed properties totaled $7.7 million.  Our nonperforming loans and foreclosed properties remain concentrated in our Central Kentucky Region.  The increase in the Central Kentucky Region was primarily attributable to borrowers adversely impacted by the continuing weakness in the housing market and the resulting increase in time required by the legal process for movement from foreclosure to liquidation.  The Central Kentucky Region continued to experience the most stress from the current housing crisis.

Net loan charge-offs for the year increased from $6.0 million for 2007 to $8.7 million for 2008 with most losses derived from our Central Kentucky Region as we continued to work through the region’s overbuilt housing market.

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

Liquidity and Market Risk

The objective of CTBI’s Asset/Liability management function is to maintain consistent growth in net interest income within our policy limits. This objective is accomplished through management of our consolidated balance sheet composition, liquidity, and interest rate risk exposures arising from changing economic conditions, interest rates, and customer preferences. The goal of liquidity management is to provide adequate funds to meet changes in loan and lease demand or deposit withdrawals. This is accomplished by maintaining liquid assets in the form of cash and cash equivalents and investment securities, maintaining sufficient unused borrowing capacity, and growth in core deposits. As of December 31, 2009, we had approximately $142.1 million in cash and cash equivalents and approximately $270.2 million in securities valued at estimated fair value designated as available-for-sale and available to meet liquidity needs on a continuing basis.  Additional asset-driven liquidity is provided by the remainder of the securities portfolio and the repayment of loans.  In addition to core deposit funding, we also have a variety of other short-term and long-term funding sources available.  We also rely on Federal Home Loan Bank advances for both liquidity and management of our asset/liability position.  Federal Home Loan Bank advances were $20.7 million at December 31, 2009 compared to $60.7 million at December 31, 2008.  As of December 31, 2009, we had a $294.8 million available borrowing position with the Federal Home Loan Bank.  We generally rely upon net inflows of cash from financing activities, supplemented by net inflows of cash from operating activities, to provide cash for our investing activities.  As is typical of many financial institutions, significant financing activities include deposit gathering, use of short-term borrowing facilities such as repurchase agreements and federal funds purchased, and issuance of long-term debt.  At December 31, 2009, we had a $12 million revolving line of credit, all of which is currently available to meet any future cash needs.  Our primary investing activities include purchases of securities and loan originations.  We do not rely on any one source of liquidity and manage availability in response to changing consolidated balance sheet needs.

Stock Repurchase Program

CTBI’s stock repurchase program began in December 1998 with the authorization to acquire up to 500,000 shares and was increased by an additional 1,000,000 shares in July 2000.  CTBI issued a press release on May 13, 2003 announcing its intention to repurchase up to 1,000,000 additional shares.  During the years 2007 and 2008, we repurchased 196,500 and 93,500 shares, respectively.  As of December 31, 2008, a total of 2,211,481 shares have been repurchased through this program.  The following table shows Board authorizations and repurchases made through the stock repurchase program for the years 1998 through 2009:

	Board Authorizations	Repurchases*		Shares Available for Repurchase
		Average Price ($)	# of Shares
1998	500,000	-	0
1999	0	15.89	131,517
2000	1,000,000	11.27	694,064
2001	0	14.69	444,945
2002	0	19.48	360,287
2003	1,000,000	21.58	235,668
2004	0	25.45	55,000
2005	0	-	0
2006	0	-	0
2007	0	31.42	196,500
2008	0	28.08	93,500
2009	0	-	0
Total	2,500,000	17.52	2,211,481	288,519

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

The following table shows our estimated earnings sensitivity profile as of December 31, 2009:

Change in Interest Rates (basis points)	Percentage Change in Net Interest Income (12 Months)
+400	3.50%
+300	2.37%
+200	1.29%
+100	0.53%
-25	(0.15)%

The following table shows CTBI’s estimated earnings sensitivity profile as of December 31, 2008:

Change in Interest Rates (basis points)	Percentage Change in Net Interest Income (12 Months)
+300	7.12%
+200	4.54%
+100	2.21%
-25	(0.64)%

The simulation model used the yield curve spread evenly over a twelve-month period.  The measurement at December 31, 2009 estimates that our net interest income in an up-rate environment would increase by 3.50% at a 400 basis point change, 2.37% increase at a 300 basis point change, 1.29% increase at a 200 basis point change, and a 0.53% increase at a 100 basis point change.  In a down-rate environment, a 25 basis point decrease in interest rates would decrease net interest income by 0.15% over one year.  In order to reduce the exposure to interest rate fluctuations and to manage liquidity, we have developed sale procedures for several types of interest-sensitive assets.  Virtually all long-term, fixed rate single family residential mortgage loans underwritten according to Federal Home Loan Mortgage Corporation guidelines are sold for cash upon origination.  Periodically, additional assets such as commercial loans are also sold.  In 2009 and 2008, $217.5 million and $83.7 million, respectively, was realized on the sale of fixed rate residential mortgages.  We focus our efforts on consistent net interest revenue and net interest margin growth through each of the retail and wholesale business lines.  We do not currently engage in trading activities.

The preceding analysis was prepared using a rate ramp analysis which attempts to spread changes evenly over a specified time period as opposed to a rate shock which measures the impact of an immediate change.  Had these measurements been prepared using the rate shock method, the results would vary.

Our Static Repricing GAP as of December 31, 2009 is presented below.  In the 12 month repricing GAP, rate sensitive liabilities (“RSL”) exceeded rate sensitive assets (“RSA”) by $146.2 million.

	1-3 Months		4-6 Months		7-9 Months		10-12 Months		2-3 Years		4-5 Years		> 5 Years

Assets	$1,301,536		$223,498		$182,959		$150,057		$551,896		$165,041		$511,671

Liabilities and Equity	820,124		279,765		291,062		613,319		658,662		11,241		412,484

Repricing difference	481,412		(56,268)		(108,103)		(463,262)		(106,766)		153,800		99,187

Cumulative GAP	481,412		425,144		317,041		(146,221)		(252,987)		(99,187)		0

RSA/RSL	1.59	x	0.80	x	0.63	x	0.24	x	0.84	x	14.68	x	1.24	x

Cumulative GAP to total assets	15.60%		13.77%		10.27%		(4.74)%		(8.20)%		(3.21)%		0.00%

Capital Resources

We continue to grow our shareholders’ equity while also providing an annual dividend yield for the year 2009 of 4.91% to shareholders.  Shareholders’ equity increased 4.3% from December 31, 2008 to $321.5 million at December 31, 2009.  Our primary source of capital growth is the retention of earnings.  Cash dividends were $1.20 per share for 2009 and $1.17 per share for 2008.  We retained 27.7% of our earnings in 2009 compared to 24.0% in 2008.

Regulatory guidelines require bank holding companies, commercial banks, and savings banks to maintain certain minimum capital ratios and define companies as “well-capitalized” that sufficiently exceed the minimum ratios.  The banking regulators may alter minimum capital requirements as a result of revising their internal policies and their ratings of individual institutions.  To be “well-capitalized” banks and bank holding companies must maintain a Tier 1 leverage ratio of no less than 5.0%, a Tier 1 risk based ratio of no less than 6.0%, and a total risk based ratio of no less than 10.0%.  Our ratios as of December 31, 2009 were 10.38%, 12.90%, and 14.15%, respectively, all exceeding the threshold for meeting the definition of “well-capitalized.”  See note 20 to the consolidated financial statements for further information.

As of December 31, 2009, we are not aware of any current recommendations by banking regulatory authorities which, if they were to be implemented, would have, or are reasonably likely to have, a material adverse impact on our liquidity, capital resources, or operations, except as noted in the Banking Reform section of Item 1A. Risk Factors.

Deposit Insurance

Substantially all of the deposits of CTBI are insured up to applicable limits by the Deposit Insurance Fund (DFI) of the FDIC and are subject to deposit insurance assessments to maintain the DIF.  The FDIC utilizes a risk-based assessment system that imposes insurance premiums based upon a risk matrix that takes into account a bank’s capital level and supervisory rating (“CAMELS rating”).  The risk matrix utilizes four risk categories which are distinguished by capital levels and supervisory ratings.

In December 2008, the FDIC issued a final rule that raised the then current assessment rates uniformly by seven basis points for the first quarter of 2009 assessment, which resulted in annualized assessment rates for institutions in the highest risk category (“Risk Category 1 institutions”) ranging from 12 to 14 basis points (basis points representing cents per $100 of assessable deposits).  In February 2009, the FDIC issued final rules to amend the DIF restoration plan, change the risk-based assessment system and set assessment rates for Risk Category 1 institutions beginning in the second quarter of 2009.  For Risk Category 1 institutions that have long-term debt issuer ratings, the FDIC determines the initial base assessment rate using a combination of weighted average CAMELS component ratings, long-term debt issuer ratings (converted to numbers and averaged) and the financial ratios method assessment rate (as defined), each equally weighted.  The initial base assessment rates for Risk Category 1 institutions range from 12 to 16 basis points, on an annualized basis.  After the effect of potential base-rate adjustments, total base assessment rates range from 7 to 24 basis points.  The potential adjustments to a Risk Category 1 institution’s initial base assessment rate include (i) a potential decrease of up to five basis points for long-term unsecured debt, including senior and subordinated debt and (ii) a potential increase of up to eight basis points for secured liabilities in excess of 25% of domestic deposits.

In May 2009, the FDIC issued a final rule which levied a special assessment applicable to all insured depository institutions totaling five basis points of each institution’s total assets less Tier 1 capital as of June 30, 2009, not to exceed 10 basis points of domestic deposits.  The special assessment was part of the FDIC’s efforts to rebuild the DIF.  Deposit insurance expense during 2009 included $1.3 million recognized in the second quarter related to the special assessment.

In November 2009, the FDIC issued a rule that required all insured depository institutions, with limited exceptions, to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012.  The FDIC also adopted a uniform three-basis point increase in assessment rates effective on January 1, 2011.  In December 2009, CTBI paid $14.2 million in prepaid risk-based assessment, which included $0.9 million related to the fourth quarter of 2009 that would have otherwise been payable in the first quarter of 2010.  This amount is included in deposit insurance expense for 2009.  The remaining $13.3 million in prepaid deposit insurance is included in accrued interest receivable and other assets in the accompanying consolidated balance sheet as of December 31, 2009.

FDIC insurance expense totaled $5.8 million, $0.3 million, and $0.3 million in 2009, 2008, and 2007, FDIC insurance expense includes deposit insurance assessments and Financing Corporation (ICO) assessments.

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

Contractual Obligations and Commitments

As disclosed in the notes to the consolidated financial statements, we have certain obligations and commitments to make future payments under contracts.  At December 31, 2009, the aggregate contractual obligations and commitments are:

Contractual Obligations:	Payments Due by Period
(in thousands)	Total	1 Year	2-5 Years	After 5 Years
Deposits without stated maturity	$1,146,448	$1,146,448	$0	$0
Certificates of deposit and other time deposits	1,315,761	1,229,948	84,535	1,278
Repurchase agreements and other short-term borrowings	192,676	192,676	0	0
Advances from Federal Home Loan Bank	20,671	20,617	32	22
Interest on advances from Federal Home Loan Bank*	26	21	3	2
Long-term debt	61,341	0	0	61,341
Interest on long-term debt*	109,984	3,999	15,998	89,987
Annual rental commitments under leases	9,888	1,570	4,349	3,969
Total	$2,856,795	$2,595,279	$104,917	$156,599

*The amounts provided as interest on advances from Federal Home Loan Bank and interest on long-term debt assume the liabilities will not be prepaid and interest is calculated to their individual maturities.

Other Commitments:	Amount of Commitment - Expiration by Period
(in thousands)	Total	1 Year	2-5 Years	After 5 Years
Standby letters of credit	$58,641	$42,063	$16,578	$0
Commitments to extend credit	366,461	295,495	65,741	5,225
Total	$425,102	$337,558	$82,319	$5,225

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

Item 8. Financial Statements and Supplementary Data

Community Trust Bancorp, Inc.
Consolidated Balance Sheets

(dollars in thousands) December 31	2009	2008
Assets:
Cash and due from banks	$62,720	$71,811
Interest bearing deposits	31,814	23,187
Federal funds sold	47,595	45,880
Cash and cash equivalents	142,129	140,878

Other investments	100	100
Securities available-for-sale at fair value
(amortized cost of $263,756 and $265,999, respectively)	270,237	267,376
Securities held-to-maturity at amortized cost
(fair value of $14,435 and $25,496, respectively)	14,336	25,597
Loans held for sale	1,818	623

Loans	2,435,760	2,348,651
Allowance for loan losses	(32,643)	(30,821)
Net loans	2,403,117	2,317,830

Premises and equipment, net	49,242	51,590
Federal Reserve Bank and Federal Home Loan Bank stock	29,048	29,040
Goodwill	65,059	65,059
Core deposit intangible (net of accumulated amortization of $6,857 and
$6,222, respectively)	648	1,282
Bank owned life insurance	38,117	24,135
Mortgage servicing rights	3,406	2,168
Other real estate owned	37,333	10,425
Other assets	32,069	18,428
Total assets	$3,086,659	$2,954,531

Liabilities and shareholders’ equity:
Deposits
Noninterest bearing	$490,809	$450,360
Interest bearing	1,971,400	1,881,474
Total deposits	2,462,209	2,331,834

Repurchase agreements	180,471	157,422
Federal funds purchased and other short-term borrowings	12,205	11,492
Advances from Federal Home Loan Bank	20,671	60,727
Long-term debt	61,341	61,341
Other liabilities	28,305	23,509
Total liabilities	2,765,202	2,646,325

Shareholders’ equity:
Preferred stock, 300,000 shares authorized and unissued	-	-
Common stock, $5 par value, shares authorized 25,000,000;
shares outstanding 2009 – 15,183,987; 2008 – 15,066,248	75,920	75,331
Capital surplus	152,484	150,037
Retained earnings	88,840	81,943
Accumulated other comprehensive income, net of tax	4,213	895
Total shareholders’ equity	321,457	308,206

Total liabilities and shareholders’ equity	$3,086,659	$2,954,531

See notes to consolidated financial statements.

Consolidated Statements of Income

(in thousands except per share data) Year Ended December 31	2009	2008	2007
Interest income:
Interest and fees on loans, including loans held for sale	$139,736	$150,221	$171,307
Interest and dividends on securities
Taxable	9,569	12,635	17,384
Tax exempt	1,845	1,869	1,915
Interest and dividends on Federal Reserve Bank and Federal Home
Loan Bank stock	1,402	1,559	1,794
Other, including interest on federal funds sold	498	1,327	4,464
Total interest income	153,050	167,611	196,864

Interest expense:
Interest on deposits	39,793	53,849	75,637
Interest on repurchase agreements and other short-term borrowings	2,457	4,424	8,429
Interest on advances from Federal Home Loan Bank	1,291	1,701	2,402
Interest on long-term debt	3,999	4,000	4,364
Total interest expense	47,540	63,974	90,832

Net interest income	105,510	103,637	106,032
Provision for loan losses	17,468	11,452	6,540
Net interest income after provision for loan losses	88,042	92,185	99,492

Noninterest income:
Service charges on deposit accounts	21,970	21,886	21,003
Gains on sales of loans, net	4,324	1,583	1,338
Trust income	5,047	4,929	4,859
Loan related fees	3,817	2,045	3,196
Bank owned life insurance	1,241	1,008	1,108
Securities gains and losses	654	(50)	0
Other than temporary impairment	0	(14,514)	0
Other	4,367	4,880	5,104
Total noninterest income	41,420	21,767	36,608

Noninterest expense:
Salaries and employee benefits	43,561	42,223	42,298
Occupancy, net	6,836	6,787	6,713
Equipment	4,679	4,356	4,896
Data processing	6,064	5,634	4,951
Bank franchise tax	3,684	3,596	3,464
Legal and professional fees	3,745	3,066	3,178
FDIC insurance	5,795	328	275
Other real estate owned provision and expense	3,281	722	754
Other	16,156	15,820	16,526
Total noninterest expense	93,801	82,532	83,055

Income before income taxes	35,661	31,420	53,045
Income taxes	10,602	8,347	16,418
Net income	$25,059	$23,073	$36,627

Basic earnings per share	$1.66	$1.54	$2.42
Diluted earnings per share	$1.65	$1.52	$2.38
See notes to consolidated financial statements.

Consolidated Statements of Changes in Shareholders’ Equity

(in thousands except per share and share amounts)	Common Shares	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Total
Balance, January 1, 2007	15,158,176	$75,791	$150,965	$58,879	$(3,260)	$282,375
Net income				36,627		36,627
Net change in unrealized gain/loss on securities available-for-sale, net of tax of ($1,152)					2,138	2,138
Comprehensive income						38,765
Cumulative effect – application of new accounting standards (SFAS 156 and FIN 48)				(621)		(621)
Cash dividends declared ($1.10 per share)				(16,634)		(16,634)
Issuance of common stock	82,448	412	2,348			2,760
Purchase of common stock	(196,500)	(982)	(5,203)			(6,185)
Stock-based compensation and related excess tax benefits			895			895
Balance, December 31, 2007	15,044,124	75,221	149,005	78,251	(1,122)	301,355
Net income				23,073		23,073
Net change in unrealized gain/loss on securities available-for-sale, net of tax of ($1,086)					2,017	2,017
Comprehensive income						25,090
Cumulative effect – application of new accounting standards (EITF 06-4)				(1,820)		(1,820)
Cash dividends declared ($1.17 per share)				(17,561)		(17,561)
Issuance of common stock	115,624	578	2,153			2,731
Purchase of common stock	(93,500)	(468)	(2,163)			(2,631)
Stock-based compensation and related excess tax benefits			1,042			1,042
Balance, December 31, 2008	15,066,248	75,331	150,037	81,943	895	308,206
Net income				25,059		25,059
Net change in unrealized gain/loss on securities available-for-sale, net of tax of ($1,786)					3,318	3,318
Comprehensive income						28,377
Cash dividends declared ($1.20 per share)				(18,162)		(18,162)
Issuance of common stock	117,739	589	1,703			2,292
Stock-based compensation and related excess tax benefits			947			947
Other adjustments			(203)			(203)
Balance, December 31, 2009	15,183,987	$75,920	$152,484	$88,840	$4,213	$321,457

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows

(in thousands) Year Ended December 31	2009	2008	2007
Cash flows from operating activities:
Net income	$25,059	$23,073	$36,627
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,239	5,106	5,665
Change in net deferred tax liability	2,918	(5,774)	955
Stock-based compensation	556	712	649
Excess tax benefits of stock-based compensation	391	330	245
Provision for loan and other real estate losses	18,836	11,718	6,979
Securities (gains)/losses	(654)	50	0
Other than temporary impairment charges	0	14,514	0
Gains on sale of mortgage loans held for sale	(4,324)	(1,584)	(1,338)
Losses on sale of fixed assets and other real estate owned, net	56	370	65
Proceeds from sale of mortgage loans held for sale	217,458	83,678	74,578
Funding of mortgage loans held for sale	(214,328)	(80,383)	(74,143)
Amortization/(accretion) of securities premiums and discounts, net	2,121	(156)	518
Change in cash surrender value of bank owned life insurance	(1,037)	(850)	(957)
Fair value adjustments of mortgage servicing rights	107	1,503	558
Amortization/write-off of debt issuance costs	0	0	1,950
Changes in:
Other liabilities	241	(2,026)	(504)
Other assets	(14,950)	4,481	(851)
Net cash provided by operating activities	37,689	54,762	50,996

Cash flows from investing activities:
Securities available-for-sale:
Proceeds from sales	43,415	30,100	130,400
Proceeds from prepayments and maturities	97,397	72,597	48,315
Purchase of securities	(139,999)	(57,271)	(74,177)
Securities held-to-maturity:
Proceeds from prepayments and maturities	11,705	7,408	7,481
Purchase of securities	(480)	0	0
Other short-term investments
Purchase of securities	(29,400)	0	0
Proceeds from maturities	29,400	0	0
Change in loans, net	(135,211)	(136,464)	(73,690)
Purchase of premises and equipment	(2,265)	(3,184)	(2,757)
Proceeds from sale of premises and equipment	24	14	18
Additional investment in equity securities	(11)	(980)	(33)
Redemption of equity securities	3	0	0
Redemption of investment in unconsolidated subsidiaries	0	0	1,841
Investment in unconsolidated subsidiaries	0	0	(1,841)
Proceeds from sale of other real estate and repossessed assets	5,999	4,447	3,173
Additional investment in other real estate owned	(1,928)	(130)	(21)
Additional investment in bank owned life insurance	(12,945)	0	(1,391)
Net cash provided by (used in) investing activities	(134,296)	(83,463)	37,318

Cash flows from financing activities:
Change in deposits, net	130,375	38,670	(48,003)
Change in repurchase agreements and other short-term borrowings, net	23,762	(8,430)	(226)
Advances from Federal Home Loan Bank	20,000	20,000	0
Payments on advances from Federal Home Loan Bank	(60,056)	(179)	(40,339)
Payment for redemption of junior subordinated debentures	0	0	(61,341)
Issuance of junior subordinated debentures	0	0	61,341
Issuance of common stock	2,292	2,731	2,760
Purchase of common stock	0	(2,631)	(6,185)
Excess tax benefits of stock-based compensation	(391)	(330)	(245)
Dividends paid	(18,124)	(17,402)	(16,364)
Net cash provided by (used in) financing activities	97,858	32,429	(108,602)
Net increase (decrease) in cash and cash equivalents	1,251	3,728	(20,288)
Cash and cash equivalents at beginning of year	140,878	137,150	157,438
Cash and cash equivalents at end of year	$142,129	$140,878	$137,150

Supplemental disclosures:
Income taxes paid	$6,695	$16,428	$10,913
Interest paid	49,424	65,240	91,237
Non-cash activities
Loans to facilitate the sale of other real estate owned and other repossessed assets	946	970	730
Common stock dividends accrued, paid in subsequent quarter	4,561	4,523	4,363
Real estate acquired in settlement of loans	33,301	7,995	7,488
Other than temporary impairment of investment securities	0	14,514	0

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

Use of Estimates – In preparing the consolidated financial statements, management must make certain estimates and assumptions.  These estimates and assumptions affect the amounts reported for assets, liabilities, revenues, and expenses, as well as affecting the disclosures provided.  Future results could differ from the current estimates.  Such estimates include, but are not limited to, the allowance for loan and lease losses, valuation of other real estate owned, fair value of securities and mortgage servicing rights, and goodwill (the excess of cost over net assets acquired).

The current protracted economic decline continues to present financial institutions with circumstances and challenges, which in some cases have resulted in large and unanticipated declines in the fair values of investments and other assets, constraints on liquidity and capital, and significant credit quality problems, including severe volatility in the valuation of real estate and other collateral supporting loans.

The accompanying financial statements have been prepared using values and information currently available to CTBI.

Given the volatility of current economic conditions, the values of assets and liabilities recorded in the financial statements could change rapidly, resulting in material future adjustments in asset values, the allowance for loan losses, and capital.

Cash and Cash Equivalents – Cash and cash equivalents include cash on hand, amounts due from banks, interest bearing deposits in other financial institutions, and federal funds sold.  Generally, federal funds are sold for one-day periods.

At December 31, 2009, all of the financial institutions holding CTBI’s or its subsidiary’s cash accounts were participating in the FDIC’s Transaction Account Guarantee Program.  Under the program, through June 30, 2010, all noninterest-bearing transaction accounts at these institutions are fully guaranteed by the FDIC for the entire amount in the account.

Investments – Management determines the classification of securities at purchase.  We classify securities into held-to-maturity, trading, or available-for-sale categories.  Held-to-maturity securities are those which we have the positive intent and ability to hold to maturity and are reported at amortized cost.  In accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 320, formerly Financial Accounting Standard (FAS) 115, Accounting for Certain Investments in Debt and Equity Securities, investments in debt securities that are not classified as held-to-maturity and equity securities that have readily determinable fair values shall be classified in one of the following categories and measured at fair value in the statement of financial position:

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

We do not have any securities that are classified as trading securities.  Available-for-sale securities are reported at fair value, with unrealized gains and losses included as a separate component of shareholders’ equity, net of tax.  If declines in fair value are other than temporary, the carrying value of the securities is written down to fair value as a realized loss.

Gains or losses on disposition of securities are computed by specific identification for all securities except for shares in mutual funds, which are computed by average cost.  Interest and dividend income, adjusted by amortization of purchase premium or discount, is included in earnings.

When the fair value of a security is below its amortized cost, and depending on the length of time the condition exists and the extent the fair market value is below amortized cost, additional analysis is performed to determine whether an other than temporary impairment condition exists.  Available-for-sale and held-to-maturity securities are analyzed quarterly for possible other than temporary impairment.  The analysis considers (i) whether we have the intent to sell our securities prior to recovery and/or maturity and (ii) whether it is more likely than not that we will not have to sell our securities prior to recovery and/or maturity.  Often, the information available to conduct these assessments is limited and rapidly changing, making estimates of fair value subject to judgment.  If actual information or conditions are different than estimated, the extent of the impairment of the security may be different than previously estimated, which could have a material effect on the CTBI’s results of operations and financial condition.

Available-for-Sale Securities – Available-for-sale securities are valued using the following valuation techniques:

U.S. Treasury and government agencies, state and political subdivision, U.S. government sponsored agencies, Collateralized mortgage obligations, Marketable equity securities – Level 2 Inputs.  For these securities, CTBI obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information, and the bond’s terms and conditions, among other things.

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

We utilize an internal risk grading system for commercial credits.  Those larger commercial credits that exhibit probable or observed credit weaknesses are subject to individual review.  The borrower’s cash flow, adequacy of collateral coverage, and other options available to CTBI, including legal remedies, are evaluated.  The review of individual loans includes those loans that are impaired as defined by ASC 310, formerly FAS 114, Accounting by Creditors for Impairment of a Loan.  We evaluate the collectibility of both principal and interest when assessing the need for loss provision.  Historical loss rates are analyzed and applied to other commercial loans not subject to specific allocations.  The ALLL allocation for this pool of commercial loans is established based on the historical average, maximum, minimum, and median loss ratios.

A loan is considered impaired when, based on current information and events, it is probable that CTBI will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement.  Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due.  Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired.  Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.  Impairment is measured on a loan-by-loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

Homogenous loans, such as consumer installment, residential mortgages, and home equity lines are not individually risk graded.  The associated ALLL for these loans is measured under ASC 450, formerly FAS 5, Accounting for Contingencies.

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

Other Real Estate – Real estate acquired by foreclosure is carried at the lower of the investment in the property or its fair value less estimated cost to sell.  Periodically, but not less frequently than bi-annually, an updated appraisal is obtained for each property owned and any decline in the fair value is recognized by a charge to income.  All revenues and expenses related to the carrying of other real estate owned are recognized by a charge to income.

Goodwill and Core Deposit Intangible – We evaluate total goodwill and core deposit intangible for impairment, based upon ASC 350, formerly FAS 142, Goodwill and Other Intangible Assets and FAS 147, Acquisitions of Certain Financial Institutions, using fair value techniques including multiples of price/equity.  Goodwill and core deposit intangible are evaluated for impairment on an annual basis or as other events may warrant.

Amortization of core deposit intangible is estimated at approximately $0.4 million for year one, approximately $0.05 million annually in years two through five, and approximately $0.03 million in year six.

Transfers of Financial Assets – Transfers of financial assets are accounted for as sales, when control over the assets has been surrendered.  Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from CTBI—put presumptively beyond the reach of the transferor and its creditors, even in bankruptcy or other receivership, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) CTBI does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity or the ability to unilaterally cause the holder to return specific assets.

Income Taxes – Income tax expense is based on the taxes due on the consolidated tax return plus deferred taxes based on the expected future tax benefits and consequences of temporary differences between carrying amounts and tax bases of assets and liabilities, using enacted tax rates.

Earnings Per Share (“EPS”) – Basic EPS is calculated by dividing net income available to common shareholders by the weighted average number of common shares outstanding, excluding restricted shares.

Diluted EPS adjusts the number of weighted average shares of common stock outstanding by the dilutive effect of stock options, including restricted shares, as prescribed in ASC 718, formerly FAS 123R.

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

Mortgage Servicing Rights – Mortgage servicing rights (“MSRs”) are carried at fair market value with the implementation of ASC 860, formerly FAS 156, in January 2007.  MSRs are valued using Level 3 inputs as defined in ASC 820, formerly FAS 157.  The fair value is determined quarterly based on an independent third-party valuation using a discounted cash flow analysis and calculated using a computer pricing model.  The computer valuation is based on key economic assumptions including the prepayment speeds of the underlying loans, the weighted-average life of the loan, the discount rate, the weighted-average coupon, and the weighted-average default rate, as applicable.  Along with the gains received from the sale of loans, fees are received for servicing loans.  These fees include late fees, which are recorded in interest income, and ancillary fees and monthly servicing fees, which are recorded in noninterest income.  Costs of servicing loans are charged to expense as incurred.  Changes in fair market value of the MSRs are reported in mortgage banking income.

Stock Options – At December 31, 2009 and 2008, CTBI had a share-based employee compensation plan, which is described more fully in note 14 to the consolidated financial statements.  CTBI accounts for this plan under the recognition and measurement principles of ASC 718, formerly FAS 123R, Share-Based Payment.

Comprehensive Income – Comprehensive income consists of net income and other comprehensive income, net of applicable income taxes.  Other comprehensive income includes unrealized appreciation (depreciation) on available-for-sale securities and unrealized appreciation (depreciation) on available-for-sale securities for which a portion of an other than temporary impairment has been recognized in income.

Reclassifications – Certain reclassifications considered to be immaterial have been made in the prior year condensed consolidated financial statements to conform to current year classifications.  These reclassifications had no effect on net income.

New Accounting Standards –

➢ Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities – ASC 260, formerly FASB Staff Position (FSP) EITF 03-6-1, addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method described in ASC 260-10-45, formerly paragraphs 60 and 61 of FASB Statement No. 128, Earnings Per Share.  This standard was effective January 1, 2009, and did not have a significant impact on our consolidated financial statements.

➢ Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly – ASC 820, formerly FSP FAS 157-4, affirms that the objective of fair value when the market for an asset is not active is the price that would be received to sell the asset in an orderly transaction and clarifies and includes additional factors for determining whether there has been a significant decrease in market activity for an asset when the market for that asset is not active.  ASC 820 requires an entity to base its conclusion about whether a transaction was not orderly on the weight of the evidence.  This standard is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  CTBI did not elect to early adopt.  This standard did not have a significant impact on our consolidated financial statements.

➢ Recognition and Presentation of Other Than Temporary Impairments – ASC 320, formerly FSP FAS 115-2 and FSP FAS 124-2, (i) changes existing guidance for determining whether an impairment is other than temporary to debt securities and (ii) replaces the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert: (a) it does not have the intent to sell the security; and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis. Under ASC 320, declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses.  The amount of the impairment related to other factors is recognized in other comprehensive income.  This standard is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  CTBI did not elect to early adopt.  This standard did not have a significant impact on our consolidated financial statements.

➢ Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies – ASC 805, formerly FSP FAS 141(R)-1, requires that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value if fair value can be reasonably estimated.  If fair value of such an asset or liability cannot be reasonably estimated, the asset or liability would generally be recognized in accordance with ASC 450, formerly FAS 5, Accounting for Contingencies and FASB Interpretation No. (FIN) 14, Reasonable Estimation of the Amount of a Loss.  ASC 805 removes subsequent accounting guidance for assets and liabilities arising from contingencies and requires entities to develop a systematic and rational basis for subsequently measuring and accounting for assets and liabilities arising from contingencies.  This standard also eliminates the requirement to disclose an estimate of the range of outcomes of recognized contingencies at the acquisition date.  For unrecognized contingencies, entities are required to include only the disclosures required by ASC 450, formerly FAS 5. The standard also requires that contingent consideration arrangements of an acquiree assumed by the acquirer in a business combination be treated as contingent consideration of the acquirer and should be initially and subsequently measured at fair value in accordance with the standard.  This standard is effective for assets or liabilities arising from contingencies CTBI acquires in business combinations occurring after January 1, 2009.

➢ Accounting for Transfers of Financial Assets – In June 2009, the FASB issued ASC 860, formerly FAS 166, Accounting for Transfers of Financial Assets — An Amendment of FAS 140.  ASC 860 removes the concept of a qualifying special-purpose entity and limits the circumstances in which a financial asset, or portion of a financial asset, should be derecognized when the transferor has not transferred the entire financial asset to an entity that is not consolidated with the transferor in the financial statements being presented and/or when the transferor has continuing involvement with the transferred financial asset.  The new standard became effective for CTBI on January 1, 2010.  The adoption of this standard did not have a material impact on CTBI’s consolidated financial position or results of operations.

➢ Determining When to Consolidate Variable Purpose Entities – In June 2009, the FASB issued ASC 810, formerly FAS 167 — Amendments to FASB Interpretation No. 46(R).  ASC 810 requires an entity to perform an analysis to determine whether an entity’s variable interest or interests give it a controlling financial interest in a variable interest entity.  This standard requires ongoing reassessments of whether an entity is the primary beneficiary of a variable interest entity and enhanced disclosures that provide more transparent information about an entity’s involvement with a variable interest entity.  The new standard became effective for CTBI on January 1, 2010.  The adoption of this standard did not have a material impact on CTBI’s consolidated financial position or results of operations.

➢ Codification of Authoritative Accounting Principles – In June 2009, the FASB issued ASC 105, formerly FAS 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles.  ASC 105 establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”). Rules and interpretative releases of the Securities and Exchange Commission under federal securities laws are also sources of authoritative GAAP for SEC registrants. The new standard became effective for financial statements issued for interim and annual periods ending after September 15, 2009.  The adoption of this standard did not have a material impact on CTBI’s consolidated financial position or results of operations.

➢ Disclosures Regarding Postretirement Benefit Plan Assets – In December 2008, the FASB issued ASC 715, formerly FSP FAS 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets.  This standard requires disclosure of the fair value of each major category of plan assets for pension plans and other postretirement benefit plans.  The new standard became effective for CTBI on January 1, 2010.  The adoption of this standard did not have a material impact on CTBI’s consolidated financial position or results of operations.

➢ Improving Disclosures about Fair Value Measurements – In January 2010, the FASB released Accounting Standards Update (ASU) 2010-06, Improving Disclosures about Fair Value Measurements.  ASU 2010-06 amends ASC Subtopic 820, Fair Value Measurements and Disclosures, and Subtopic 715-20, Compensation—Retirement Benefits—Defined Benefit Plans.  The new standard expands the existing fair value disclosures required by these two subtopics.  Additional disclosures required by the new standard must be made for each period beginning after the effective date.  Expansion of disclosures for prior periods to include those required by the ASU is optional.

Disclosure changes made by ASU 2010-06 include:

•
The amounts of and reasons for significant transfers in and out of Level 1, Level 2 and Level 3 fair value measurements and the accounting policy for the date used to recognize such transfers, e.g., actual transaction date, beginning of reporting period date or end of reporting period date

•
Presentation of purchases, sales, issuances and settlements as separate lines, rather than one net number, in the table reconciling activity for assets and liabilities measured at fair value on a recurring basis using Level 3 inputs

•
Provision of fair value measurement disclosures for each class of assets and liabilities with a class often being a subset of assets or liabilities within a balance sheet line item.  Class should be determined on the basis of the nature and risks of investments in debt and equity securities and generally will not require change from the classifications already employed in disclosures for those investments

•	Provision of explanations about the valuation techniques and inputs used to determine fair value for both recurring and nonrecurring fair value measurements falling in either Level 2 or Level 3

•
Revision of the existing disclosures made by a plan sponsor about fair value for assets of defined benefit pension and other postretirement benefit plans to require those disclosures be made by asset class instead of asset category

ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, with early adoption permitted.  The one exception involves reporting certain items gross instead of net in the existing activity table for items measured at fair value on a recurring basis using Level 3 inputs, which is effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years and may be adopted earlier if desired.  Except for the Level 3 table item, each SEC issuer must apply the ASU starting with its first interim period beginning after December 15, 2009.  While CTBI did not elect to early adopt the provisions which are effective for years beginning after December 15, 2009, we may elect early adoption of the December 15, 2010 provisions.  ASU 2010-06 is not expected to have a material impact on CTBI’s consolidated financial statements.

2.  Cash and Due from Banks and Interest Bearing Deposits

Included in cash and due from banks and interest bearing deposits are amounts required to be held at the Federal Reserve or maintained in vault cash in accordance with regulatory reserve requirements.  The balance requirements were $43.1 million and $41.3 million at December 31, 2009 and 2008, respectively.

3.  Securities

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

The amortized cost and fair value of securities at December 31, 2009 are summarized as follows:

Available-for-Sale

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury and government agencies	$16,994	$20	$(283)	$16,731
State and political subdivisions	44,529	1,222	(94)	45,657
U.S. government sponsored agencies	181,693	5,787	(83)	187,397
Total debt securities	243,216	7,029	(460)	249,785
Marketable equity securities	20,540	97	(185)	20,452
Total available-for-sale securities	$263,756	$7,126	$(645)	$270,237

Held-to-Maturity

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
State and political subdivisions	$1,576	$6	$0	$1,582
U.S. government sponsored agencies	12,280	93	0	12,373
Other debt securities	480	0	0	480
Total held-to-maturity securities	$14,336	$99	$0	$14,435

The amortized cost and fair value of securities at December 31, 2008 are summarized as follows:

Available-for-Sale

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury and government agencies	$18,330	$576	$0	$18,906
State and political subdivisions	39,738	757	(651)	39,844
U.S. government sponsored agencies	187,390	1,305	(390)	188,305
Collateralized mortgage obligations	1	0	0	1
Total debt securities	245,459	2,638	(1,041)	247,056
Marketable equity securities	20,540	0	(220)	20,320
Total available-for-sale securities	$265,999	$2,638	$(1,261)	$267,376

Held-to-Maturity

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
State and political subdivisions	$1,576	$9	$0	$1,585
U.S. government sponsored agencies	24,021	0	(110)	23,911
Total held-to-maturity securities	$25,597	$9	$(110)	$25,496

The amortized cost and fair value of securities at December 31, 2009 by contractual maturity are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale		Held-to-Maturity
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$9,937	$10,068	$195	$198
Due after one through five years	15,218	15,862	200	202
Due after five through ten years	21,588	21,333	0	0
Due after ten years	14,780	15,125	1,181	1,182
U.S. government sponsored agencies	181,693	187,397	12,280	12,373
Other securities	0	0	480	480
Total debt securities	243,216	249,785	14,336	14,435
Marketable equity securities	20,540	20,452	0	0
Total securities	$263,756	$270,237	$14,336	$14,435

There was a combined gain of $658 thousand realized in 2009 due to sales of six securities and a loss of $4 thousand realized due to sales of two securities.  There was a combined loss of $14.5 million realized in 2008 due to other than temporary impairment charges on auction rate securities and one $50 thousand loss realized on the sale of auction rate securities.  There were no pre-tax gains or losses realized on sales and calls in 2007.

 The carrying value of securities pledged as collateral, to secure public deposits and for other purposes, was $89.2 million at December 31, 2009 and $122.7 million at December 31, 2008.

The book value of securities sold under agreements to repurchase amounted to $179.9 million at December 31, 2009 and $165.4 million at December 31, 2008.

CTBI evaluates its investment portfolio on a quarterly basis for impairment.  The analysis performed as of December 31, 2009 indicates that all impairment is considered temporary, market driven, and not credit-related.  The percentage of total investments with unrealized losses as of December 31, 2009 was 8.5% compared to 52.0% as of December 31, 2008.  The following tables provide the amortized cost, gross unrealized losses, and fair market value, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position as of December 31, 2009 that are not deemed to be other-than-temporarily impaired.

Available-for-Sale

(in thousands)	Amortized Cost	Gross Unrealized Losses	Fair Value
Less Than 12 Months
U.S. Treasury and government agencies	$14,992	$(283)	$14,709
States and political subdivision	2,567	(55)	2,512
U.S. government sponsored agencies	5,013	(83)	4,930
Total debt securities	22,572	(421)	22,151
Marketable equity securities	540	(185)	355
Total securities	23,112	(606)	22,506

12 Months or More
U.S. Treasury and government agencies	0	0	0
States and political subdivision	1,601	(39)	1,562
U.S. government sponsored agencies	0	0	0
Total debt securities	1,601	(39)	1,562
Marketable equity securities	0	0	0
Total securities	1,601	(39)	1,562

Total
U.S. Treasury and government agencies	14,992	(283)	14,709
States and political subdivision	4,168	(94)	4,074
U.S. government sponsored agencies	5,013	(83)	4,930
Total debt securities	24,173	(460)	23,713
Marketable equity securities	540	(185)	355
Total securities	$24,713	$(645)	$24,068

As of December 31, 2009, there were no held-to-maturity securities with unrealized losses.

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

Available-for-Sale

(in thousands)	Amortized Cost	Gross Unrealized Losses	Fair Value
Less Than 12 Months
State and political subdivisions	$8,929	$(453)	$8,476
U.S. government sponsored agencies	76,984	(321)	76,663
Total debt securities	85,913	(774)	85,139
Marketable equity securities	20,000	(220)	19,780
Total securities	105,913	(994)	104,919

12 Months or More
State and political subdivisions	1,385	(198)	1,187
U.S. government sponsored agencies	22,299	(69)	22,230
Total debt securities	23,684	(267)	23,417
Marketable equity securities	0	0	0
Total securities	23,684	(267)	23,417

Total
State and political subdivisions	10,314	(651)	9,663
U.S. government sponsored agencies	99,283	(390)	98,893
Total debt securities	109,597	(1,041)	108,556
Marketable equity securities	20,000	(220)	19,780
Total securities	$129,597	$(1,261)	$128,336

Held-to-Maturity

(in thousands)	Amortized Cost	Gross Unrealized Losses	Fair Value
Less Than 12 Months
State and political subdivisions	$0	$0	$0
U.S. government sponsored agencies	24,021	(110)	23,911
Total securities	$24,021	$(110)	$23,911

4.  Loans

Major classifications of loans, net of unearned income and deferred loan origination costs and fees, are summarized as follows:

(in thousands) December 31	2009	2008
Commercial construction	$141,440	$156,425
Commercial secured by real estate	707,500	663,663
Commercial other	373,829	365,685
Real estate construction	51,311	56,298
Real estate mortgage	610,727	609,394
Consumer	530,905	484,843
Equipment lease financing	20,048	12,343
	$2,435,760	$2,348,651

Not included in the loan balances above were loans held for sale in the amount of $1.8 million and $0.6 million at December 31, 2009 and 2008, respectively.  The amount of capitalized fees and costs under ASC 310, formerly SFAS 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases, included in the above loan totals were $0.6 million and $1.4 million at December 31, 2009 and 2008, respectively.

The amount of loans on a non-accruing income status was $32.2 million, $40.9 million, and $22.2 million at December 31, 2009, December 31, 2008, and December 31, 2007, respectively.  The total of loans on nonaccrual that were in homogeneous pools and not evaluated individually for impairment were $5.6 million,  $4.3 million, and $3.4 million at December 31, 2009, December 31, 2008, and December 31, 2007, respectively.  Additional interest which would have been recorded during 2009, 2008, and 2007 if such loans had been accruing interest was approximately $2.3 million, $3.5 million, and $2.3 million, respectively.  Any loan greater than 90 days past due must be well secured and in the process of collection to continue accruing interest.  The amount of loans 90 days past due and still accruing interest was $9.1 million, $11.2 million, and $9.6 million at December 31, 2009, December 31, 2008, and December 31, 2007, respectively.

           At December 31, 2009, 2008, and 2007, the recorded investment in impaired loans was $32.0 million, $36.6 million, and $13.2 million, respectively.  Included in these amounts at December 31, 2009, 2008, and 2007, respectively, were $19.2 million, $22.1 million, and $8.1 million of impaired loans for which specific reserves for loan losses were carried in the amounts of $6.6 million, $8.4 million, and $3.2 million.  The average investment in impaired loans for 2009, 2008, and 2007 was $30.2 million, $37.2 million, and $13.3 million, respectively, while interest income of $0.5 million, $0.7 million, and $0.3 million was recognized on cash payments of $3.6 million, $2.7 million, and $11.0 million.  Of the cash payments received in 2007, $10.2 million was related to receivable payments on one revolving line of credit that was placed on nonaccrual in 2007.

A loan is considered impaired, in accordance with the impairment accounting guidance (ASC 310-10-35-16), when based on current information and events, it is probable CTBI will be unable to collect all amounts due from the borrower in accordance with the contractual terms of the loan.  Impaired loans include nonperforming commercial loans but also include loans modified in troubled debt restructurings where concessions have been granted to borrowers experiencing financial difficulties.  These concessions could include a reduction in the interest rate on the loan, payment extensions, forgiveness of principal, forbearance or other actions intended to maximize collection.

5.  Mortgage Banking Activities

Mortgage banking activities primarily include residential mortgage originations and servicing.  As discussed in note 1 above, mortgage servicing rights (“MSRs”) are carried at fair market value with the implementation of ASC 860 in January 2007.  The cumulative effect of applying the provisions of this statement was recognized as a $26 thousand adjustment to the beginning balance of retained earnings in 2007.  The fair value is determined quarterly based on an independent third-party valuation using a discounted cash flow analysis and calculated using a computer pricing model.  The computer valuation is based on key economic assumptions including the prepayment speeds of the underlying loans, the weighted-average life of the loan, the discount rate, the weighted-average coupon, and the weighted-average default rate, as applicable.  Along with the gains received from the sale of loans, fees are received for servicing loans.  These fees include late fees, which are recorded in interest income, and ancillary fees and monthly servicing fees, which are recorded in noninterest income.  Costs of servicing loans are charged to expense as incurred.  Changes in fair market value of the MSRs are reported as an increase or decrease to mortgage banking income.

The following table presents the components of mortgage banking income:

(in thousands) Year Ended December 31	2009	2008	2007
Net gain on sale of loans held for sale	$4,324	$1,583	$1,338
Net loan servicing income (expense)
Servicing fees	1,040	888	868
Late fees	72	59	64
Ancillary fees	512	165	147
Fair value adjustments	(107)	(1,503)	(558)
Net loan servicing income (expense)	1,517	(391)	521
Mortgage banking income	$5,841	$1,192	$1,859

Mortgage loans serviced for others are not included in the accompanying balance sheets.  At December 31, 2009, 2008, and 2007, loans serviced for the benefit of others (primarily FHLMC) totaled $431 million, $349 million, and $351 million, respectively.  Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors, and processing foreclosures.  Custodial escrow balances maintained in connection with the foregoing loan servicing, and included in demand deposits, were approximately $556 thousand, $445 thousand, and $539 thousand at December 31, 2009, 2008, and 2007, respectively.

Activity for capitalized mortgage servicing rights using the fair value method in 2009, 2008, and 2007 is as follows:

(in thousands)	2009	2008	2007
Fair value, beginning of period	$2,168	$3,258	$3,416
New servicing assets created	1,345	413	400
Time decay (1)	(136)	(117)	(182)
Payoffs (2)	(579)	(352)	(284)
Changes in valuation inputs or assumptions (3)	608	(1,034)	(92)
Fair value, end of period	$3,406	$2,168	$3,258

(1)	Represents decrease in value due to regularly scheduled loan principal payments and partial loan paydowns.
(2)	Represents decrease in value due to loans that paid off during the period.
(3)	Represents change in value resulting from market-driven changes in interest rates.

The fair values of capitalized mortgage servicing rights were $3.4 million, $2.2 million, and $3.3 million at December 31, 2009, 2008, and 2007, respectively.  Fair values for the years ended December 31, 2009, 2008, and 2007 were determined by third-party valuations using discount rates of 10.00%, 10.00%, and 10.10%, respectively, and weighted average default rates of 1.9%, 1.7%, and 1.6%, respectively.  The prepayment speeds applied in 2009, 2008, and 2007 were generated by the Andrew Davidson Prepayment Model.  The speeds ranged from 6.08% to 22.64% in 2009, from 7.20% to 31.70% in 2008, and from 7.10% to 26.40% in 2007 depending on the stratifications of the specific rights.  MSR values are very sensitive to movement in interest rates as expected future net servicing income depends on the projected balance of the underlying loans, which can be greatly impacted by the level of prepayments.  CTBI does not currently hedge against changes in the fair value of its MSR portfolio.

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

Activity for related party transactions during 2009 and 2008 is as follows:

(in thousands)	2009	2008
Related party extensions of credit, beginning of period	$20,789	$20,185
New loans	4,706	7,963
Repayments	(1,188)	(7,359)
Increase (Decrease) due to changes in directorship	(5,914)	0
Related party extensions of credit, end of period	$18,393	$20,789

The aggregate balances of related party deposits at December 31, 2009 and 2008 were $25.9 million and $19.4 million, respectively.

7.  Allowance for Loan and Lease Losses

Activity in the allowance for loan and lease losses was as follows:

(in thousands)	2009	2008
Balance, beginning of year	$30,821	$28,054
Provision charged to operations	17,468	11,452
Recoveries	3,213	2,613
Charge-offs	(18,859)	(11,298)
Balance, end of year	$32,643	$30,821

8.  Premises and Equipment

Premises and equipment are summarized as follows:

(in thousands) December 31	2009	2008
Land and buildings	$67,785	$66,119
Leasehold improvements	5,114	5,601
Furniture, fixtures, and equipment	42,320	41,630
Construction in progress	50	817
	115,269	114,167
Less accumulated depreciation and amortization	(66,027)	(62,577)
	$49,242	$51,590

Depreciation and amortization of premises and equipment for 2009, 2008, and 2007 was $4.6 million, $4.5 million, and $5.0 million, respectively.

9.  Other Real Estate Owned

Activity for foreclosed properties was as follows:

(in thousands)	2009	2008
Beginning balance	$10,425	$7,851
New assets acquired	33,301	7,718
Capitalized costs	1,908	142
Fair value adjustments	(1,350)	(245)
Sale of assets	(6,951)	(5,041)
Ending balance	$37,333	$10,425

Carrying costs and fair value adjustments associated with foreclosed properties were $3.3 million, $0.7 million, and $0.8 million for 2009, 2008, and 2007, respectively.  See note 1 for a description of our accounting policies relative to foreclosed properties.

10.  Deposits

Major classifications of deposits are categorized as follows:

(in thousands) December 31	2009	2008
Noninterest bearing deposits	$490,809	$450,360
NOW accounts	17,389	21,739
Money market deposits	422,458	412,866
Savings	215,792	202,175
Certificates of deposit and other time deposits of $100,000 or more	555,810	502,221
Certificates of deposit and other time deposits less than $100,000	759,951	742,473
	$2,462,209	$2,331,834

Interest expense on deposits is categorized as follows:

(in thousands)	2009	2008	2007
Savings, NOW, and money market accounts	$4,002	$7,885	$17,457
Certificates of deposit and other time deposits of $100,000 or more	15,059	18,715	23,172
Certificates of deposit and other time deposits less than $100,000	20,732	27,249	35,008
	$39,793	$53,849	$75,637

Maturities of certificates of deposits and other time deposits are presented below:

	Maturities by Period at December 31, 2009
(in thousands)	Total	Within 1 Year	2 Years	3 Years	4 Years	5 Years	After 5 Years
Certificates of deposit and other time deposits of $100,000 or more	$555,810	$523,916	$27,183	$1,768	$1,505	$1,243	$195
Certificates of deposit and other time deposits less than $100,000	759,951	706,032	33,961	11,212	4,165	3,498	1,083
	$1,315,761	$1,229,948	$61,144	$12,980	$5,670	$4,741	$1,278

11.  Advances from Federal Home Loan Bank

Federal Home Loan Bank (“FHLB”) advances consisted of the following monthly amortizing and term borrowings at December 31:

(in thousands)	2009	2008
Monthly amortizing	$671	$727
Term	20,000	60,000
	$20,671	$60,727

The advances from the FHLB that require monthly principal payments were due for repayment as follows:

	Principal Payments Due by Period at December 31, 2009
(in thousands)	Total	Within 1 Year	2 Years	3 Years	4 Years	5 Years	After 5 Years
Outstanding advances, weighted average interest rate – 3.76%	$671	$617	$8	$8	$8	$8	$22

	Principal Payments Due by Period at December 31, 2008
(in thousands)	Total	Within 1 Year	2 Years	3 Years	4 Years	5 Years	After 5 Years
Outstanding advances, weighted average interest rate – 3.76%	$727	$56	$617	$8	$8	$8	$30

The term advances that require the total payment to be made at maturity follow:

(in thousands) December 31	2009	2008
Advance #154, 3.17%, due 8/04/09	$0	$20,000
Advance #155, 3.18%, due 9/02/09	0	40,000
Advance #156, 0.43%, due 1/29/10	20,000	0
	$20,000	$60,000

Advances totaling $20.7 million at December 31, 2009 were collateralized by FHLB stock of $24.7 million and a blanket lien on qualifying first mortgage loans.  As of December 31, 2009, CTBI had a $411.3 million FHLB borrowing capacity with $20.7 million in advances and $95.8 million in letters of credit leaving $294.8 million available for additional advances.  The advances had fixed interest rates ranging from 0.43% to 4.00% with a weighted average rate of 0.54%.  The advances are subject to restrictions or penalties in the event of prepayment.

12.  Borrowings

Short-term debt is categorized as follows:

(in thousands) December 31	2009	2008
Subsidiaries:
Repurchase agreements	$180,471	$157,422
Federal funds purchased	12,205	11,492
	$192,676	$168,914

On October 28, 2009, Community Trust Bancorp, Inc. entered into a revolving credit promissory note for a line of credit in the amount of $12 million at a floating interest rate of 2.25% in excess of the one-month LIBOR Rate.  An unused commitment fee of 0.15% has been established.  Currently, all $12 million remain available for general corporate purposes.  The agreement, which was effective October 29, 2009, replaced the agreement dated July 29, 2008, and will mature on October 28, 2010.

All federal funds purchased and the majority of repurchase agreements mature and reprice daily.  The average rates paid for federal funds purchased and repurchase agreements on December 31, 2009 were 0.15% and 1.25%, respectively.

The maximum balance for repurchase agreements at any month-end during 2009 occurred at November 30, 2009, with a month-end balance of $185.9 million.  The average balance of repurchase agreements for the year was $160.8 million.

Long-term debt is categorized as follows:

(in thousands) December 31	2009	2008
Parent:
Junior subordinated debentures, 6.52%, due 6/1/37	$61,341	$61,341

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

13.  Income Taxes

The components of the provision for income taxes, exclusive of tax effect of unrealized securities gains, are as follows:

(in thousands)	2009	2008	2007
Current income taxes	$7,684	$14,121	$15,463
Deferred income taxes	2,918	(5,774)	955
	$10,602	$8,347	$16,418

A reconciliation of income tax expense at the statutory rate to our actual income tax expense is shown below:

(in thousands)	2009		2008		2007
Computed at the statutory rate	$12,577	35.41%	$10,898	34.52%	$18,822	35.75%
Increase (decrease) resulting from
Tax-exempt interest	(739)	(2.08)	(771)	(2.44)	(818)	(1.55)
Housing and new markets credits	(654)	(1.84)	(532)	(1.68)	(448)	(0.85)
Dividends received deduction	(188)	(0.53)	(422)	(1.34)	(1,310)	(2.49)
Bank owned life insurance	(342)	(0.96)	(277)	(0.88)	(339)	(0.64)
Other, net	(52)	(0.15)	(549)	(1.74)	511	0.96
Total	$10,602	29.85%	$8,347	26.44%	$16,418	31.18%

The components of the net deferred tax liability as of December 31 are as follows:

(in thousands)	2009	2008
Deferred tax assets
Allowance for loan and lease losses	$11,425	$10,787
Interest on nonperforming loans	1,264	2,119
Accrued expenses	310	285
Dealer reserve valuation	1,213	950
Allowance for other real estate owned	1,213	0
Write-down of auction rate securities	3,006	5,080
Other	403	735
Total deferred tax assets	18,834	19,956

Deferred tax liabilities

Depreciation and amortization	(13,461)	(12,438)
FHLB stock dividends	(4,767)	(4,767)
Loan fee income	(1,037)	(2,728)
Mortgage servicing rights	(1,192)	(759)
Capitalized lease obligations	(2,436)	(1,184)
Unrealized gains on AFS securities	(2,268)	(482)
Other	(794)	(460)
Total deferred tax liabilities	(25,955)	(22,818)

Net deferred tax liability	$(7,121)	$(2,862)

CTBI adopted the provisions of ASC 740, formerly FIN 48, on January 1, 2007.  The cumulative effect of applying the provisions of this statement was recognized as a $0.6 million adjustment to the beginning balance of retained earnings.  The ASC 740 liability is carried in other liabilities in the condensed consolidated balance sheet as of December 31, 2009.  CTBI is subject to taxation in the United States and various state and local jurisdictions.  For federal tax purposes, CTBI’s tax years for 2008 and 2009 are subject to examination by the tax authorities.  For state and local tax purposes, CTBI’s tax years for 2004 through 2009 are subject to examination by the tax authorities.  CTBI currently recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits under ASC 740 is shown below:

(in thousands)	2009	2008
Balance at January 1	$662	$672
Additions based on tax positions related to current year	70	83
Additions for tax positions of prior years	16	0
Reductions for tax positions of prior years	(339)	(93)
Balance at December 31	$409	$662

14.  Employee Benefits

On January 1, 2007, CTBI amended its KSOP Retirement Plan, creating a separate 401(k) Plan and a separate Employee Stock Ownership Plan (“ESOP”).

The 401(k) Plan is available to all employees (age 21 and over) with one year of service and who work at least 1,000 hours per year.  Participants in the plan have the option to contribute from 1% to 15% of their annual compensation.  CTBI matches 50% of participant contributions up to 4% of gross pay. CTBI may at its discretion, contribute an additional percentage of covered employees’ compensation.  CTBI’s matching contributions were $0.9 million for each of the years ended December 31, 2009, 2008, and 2007.  The 401(k) Plan owned 533,473, 504,722, and 525,938 shares of CTBI’s common stock at December 31, 2009, 2008, and 2007, respectively.  Substantially all shares owned by the 401(k) were allocated to employee accounts on those dates. The market price of the shares at the date of allocation is essentially the same as the market price at the date of purchase.

The ESOP Plan has the same entrance requirements as the 401(k) Plan above.  CTBI currently contributes 4% of covered employees’ gross compensation to the ESOP.  The ESOP uses the contributions to acquire shares of CTBI’s common stock.  CTBI’s contributions to the ESOP were $1.3 million, $1.2 million, and $1.3 million for the years ending December 31, 2009, 2008, and 2007, respectively.  The ESOP owned 623,392, 573,297, and 569,755 shares of CTBI’s common stock at December 31, 2009, 2008, and 2007, respectively.  Substantially all shares owned by the ESOP were allocated to employee accounts on those dates.  The market price of the shares at the date of allocation is essentially the same as the market price at the date of purchase.

Stock-Based Compensation:

We currently maintain one active and one inactive incentive stock ownership plan covering key employees.  The 2006 Stock Ownership Incentive Plan (“2006 Plan”) was approved by the Board of Directors and our Shareholders in 2006.  The 1998 Stock Option Plan (“1998 Plan”) was approved by the Board of Directors and the Shareholders in 1998.  The 1998 Plan was rendered inactive as of April 26, 2006.  As of December 31, 2009, the 1998 Plan had 1,046,831 shares authorized, 154,287 of which were transferred to the 2006 Plan.    The 1989 Stock Option Plan (“1989 Plan”) was approved by the Board of Directors in 1989.  The 1989 Plan was inactive during 2007 and the remaining outstanding shares were exercised during 2007.  The 1989 Plan is now terminated.  The following table provides detail of the number of shares to be issued upon exercise of outstanding stock-based awards and remaining shares available for future issuance under all of CTBI’s equity compensation plans as of December 31, 2009:

Plan Category (shares in thousands)	Number of Shares to Be Issued Upon Exercise/Vesting	Weighted Average Price	Shares Available for Future Issuance
Equity compensation plans approved by shareholders
Stock options	595	$ 28.34	1,463 (a)
Restricted stock	17 (c)	28.83	(a)
Performance units	(d)	(b)	(a)
Stock appreciation rights (“SARs”)	(e)	(b)	(a)
Total			1,463

(a)
Under the 2006 Plan, 1.5 million shares (plus any shares reserved for issuance under the 1998 Stock Option Plan) were authorized for issuance as nonqualified and incentive stock options, SARS, restricted stock and performance units.  As of December 31, 2009, the above shares remained available for issuance.

(b)	Not applicable
(c)	The maximum number of shares of Restricted Stock that may be granted to a participant during any calendar year is 40,000 shares.
(d)	No performance units have been issued. The maximum payment that can be made pursuant to Performance Units granted to any one Participant in any calendar year shall be $250,000.
(e)	No SARS have been issued. The maximum number of shares with respect to which SARs may be granted to a Participant during any calendar year shall be 100,000 shares.

The following table details the shares available for future issuance under the 2006 Plan at December 31, 2009.

Plan Category (shares in thousands)	Shares Available for Future Issuance
Shares available at January 1, 2009	1,477,533
1998 Plan forfeitures in 2009	0
2006 Plan stock option issuances in 2009	(9,000)
2006 Plan restricted stock issuances in 2009	(5,710)
2006 Plan forfeitures in 2009	0
Shares available for future issuance	1,462,823

CTBI uses a Black-Scholes option pricing model with the following weighted average assumptions, which are evaluated and revised as necessary, in estimating the grant-date fair value of each option grant for the year end:

	2009	2008	2007
Expected option life (in years)	7.5	7.5	7.5
Expected volatility	0.371	0.310	0.335
Expected Dividend yield	4.02%	4.10%	2.77%
Risk-free interest rate	2.23%	3.23%	4.81%

The expected option life is derived from the “safe-harbor” rules for estimating option life in ASC 718, formerly FAS 123(R).  The expected volatility is based on historical volatility of the stock using a historical look back that approximates the expected life of the option grant.  The interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant.  CTBI’s stock-based compensation expense for the years 2009, 2008, and 2007 was $0.6 million, $0.7 million, and $0.6 million, respectively.

CTBI’s stock option activity for the 2006 Plan for the years ended December 31, 2009, 2008, and 2007 is summarized as follows:

December 31	2009		2008		2007
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of year	165,678	$35.12	107,595	$38.95	0	$--
Granted	9,000	29.82	63,700	28.32	113,998	38.95
Exercised	0	--	0	--	0	--
Forfeited/expired	0	--	(5,617)	31.38	(6,403)	38.95
Outstanding at end of year	174,678	$34.85	165,678	$35.12	107,595	$38.95

Exercisable at end of year	55,717	$38.43	26,488	$38.95	0	$--

A summary of the status of CTBI’s 2006 Plan for nonvested shares as of December 31, 2009, and changes during the year ended December 31, 2009, is presented as follows:

Nonvested Shares	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2009	139,190	$10.02
Granted	9,000	7.69
Vested	(29,229)	12.11
Forfeited	0	--
Nonvested at December 31, 2009	118,961	$9.33

The 2006 Plan had options with the following remaining lives at December 31, 2009:

2006 Option Plan
Remaining Life	Outstanding Options	Weighted Average Price
Seven years	105,978	$38.95
Eight years	59,700	28.32
Nine years	9,000	29.82
Total outstanding	174,678
Weighted average price		$34.85

The weighted-average fair value of options granted from the 2006 Plan during the years 2009, 2008, and 2007 was $0.1 million or $7.69 per share, $0.4 million or $6.41 per share, and $1.5 million or $12.74 per share, respectively.

The following table shows the intrinsic values of options exercised, exercisable, and outstanding for the years ended December 31, 2009, 2008, and 2007 in the 2006 Plan:

(in thousands)	2009	2008	2007
Options exercised	$0	$0	$0
Options exercisable	693	337	0
Outstanding options	1,802	1,733	1,371

The following table shows restricted stock activity for the years ended December 31, 2009 and 2008.  No restricted stock grants were made in the year 2007.

(in thousands)	2009		2008
	Grants	Weighted Average Fair Value	Grants	Weighted Average Fair Value
Outstanding at beginning of year	11,076	$28.32	0	$--
Granted	5,710	29.82	11,076	28.32
Vested	0	--	0	--
Forfeited	0	--	0	--
Outstanding at end of year	16,786	$28.83	11,076	$28.32

CTBI’s stock option activity for the 1998 Plan for the years ended December 31, 2009, 2008, and 2007 is summarized as follows:

December 31	2009		2008		2007
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of year	500,454	$23.91	581,413	$23.52	632,864	$23.44
Granted	0	--	0	--	0	--
Exercised	(79,723)	14.75	(77,983)	20.79	(45,717)	21.37
Forfeited/expired	0	--	(2,976)	31.54	(5,734)	30.38
Outstanding at end of year	420,731	$25.64	500,454	$23.91	581,413	$23.52

Exercisable at end of year	386,498	$25.03	350,113	$21.24	380,409	$19.85

The 1998 Plan had options with the following remaining lives at December 31, 2009:

1998 Option Plan
Remaining Life	Outstanding Options	Weighted Average Price
One year	4,326	13.23
Two years	28,284	11.83
Three years	96,937	19.15
Four years	39,888	20.99
Five years	70,950	27.82
Six years	79,112	30.88
Seven years	101,234	32.44
Total outstanding	420,731
Weighted average price		$25.64

The following table shows the intrinsic values of options exercised, exercisable, and outstanding for the years ended December 31, 2009, 2008, and 2007:

(in thousands)	2009	2008	2007
Options exercised	$186	$339	$223
Options exercisable	2,399	1,641	1,580
Outstanding options	2,759	2,945	3,312

A summary of the status of CTBI’s 1998 Plan nonvested shares as of December 31, 2009 and changes during the year ended December 31, 2009 is presented below:

Nonvested Shares	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2009	150,341	$8.68
Granted	0	--
Vested	116,108	8.14
Forfeited	0	--
Nonvested at December 31, 2009	34,233	$10.51

The 1989 Plan terminated during 2007 and has no remaining options available for grant.CTBI’s stock option activity for the 1989 Plan for the year ended December 31, 2007 is summarized as follows:

December 31	2007
	Options	Weighted Average Exercise Price
Outstanding at beginning of year	4,832	$19.33
Exercised	(4,832)	19.33
Forfeited/expired	0	--
Outstanding at end of year	0	$--

Exercisable at end of year	0	$--

The following table shows the intrinsic values of options exercised, exercisable, and outstanding for the year ended December 31, 2007 in the 1989 Plan:

(in thousands)	2007
Options exercised	$100
Options exercisable	0
Outstanding options	0

As of December 31, 2009, there was $0.5 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the plans.  That cost is expected to be recognized over a weighted-average period of 1.5 years.  The total unrecognized compensation cost related to nonvested share-based compensation arrangements granted as of December 31, 2008 and 2007, respectively, was $1.1 million and $1.3 million.  The total grant-date fair value of shares vested during the years ended December 31, 2009, 2008, and 2007, was $1.3 million, $0.8 million and $1.3 million, respectively.  Cash received from option exercises under all share-based payment arrangements for the years ended December 31, 2009, 2008, and 2007 was $1.2 million, $1.6 million, and $1.1 million, respectively.  The actual tax benefit realized for the tax deductions from option exercises of the share-based payment arrangements totaled $0.3 million, $0.4 million, and $0.2 million, respectively, for the years ended December 31, 2009, 2008, and 2007.

15.  Operating Leases

Certain premises and equipment are leased under operating leases.  Additionally, certain premises are leased or subleased to third parties.  Minimum non-cancellable rental payments and rental receipts are as follows:

(in thousands)	Payments	Receipts
2010	$1,570	$604
2011	1,404	435
2012	1,250	240
2013	1,046	35
2014	649	14
Thereafter	3,969	3
	$9,888	$1,331

Rental expense net of rental income under operating leases was $0.7 million for each of the years 2009, 2008, and 2007.

16.  Fair Market Value of Financial Instruments

Effective January 1, 2008, CTBI adopted ASC 820, formerly FAS 157, Fair Value Measurements.  This standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.  ASC 820 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances.  In this standard, the FASB clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability.  In support of this principle, ASC 820 establishes a fair value hierarchy that prioritizes the information used to develop those assumptions.  The fair value hierarchy is as follows:

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

The application of ASC 820 in situations where the market for a financial asset is not active was clarified in October 2008 by the issuance of ASC 820-10-35, formerly FSP FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active.  This clarification was effective for financial statements issued as of September 30, 2008 and thereafter and did not have a material impact on the methods by which CTBI determines the fair values of its financial assets.  ASC 820 was also clarified in April 2009 effective for the second quarter 2009 by ASC-10-65, formerly FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.  This section clarifies factors that determine whether transactions are orderly or not in evaluating the reliability of market transactions for fair value estimates.  ASC 820-10-15, formerly FSP FAS 157-2, deferred the application of ASC 820 for nonfinancial assets and nonfinancial liabilities that are measured at fair value on a nonrecurring basis to fiscal years beginning after November 15, 2008.  CTBI adopted the provisions of this standard with respect to nonfinancial assets and nonfinancial liabilities beginning on January 1, 2009.

Assets Measured on a Recurring Basis

The following tables present information about CTBI’s assets measured at fair value on a recurring basis as of December 31, 2009 and December 31, 2008, and indicates the fair value hierarchy of the valuation techniques utilized by CTBI to determine such fair value.

(in thousands)		Fair Value Measurements at December 31, 2009 Using
	Fair Value December 31 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities:
U.S. Treasury and government agencies	$16,731	$0	$16,731	$0
State and political subdivisions	45,657	0	45,657	0
U.S. government sponsored agencies	187,397	0	187,397	0
Collateralized mortgage obligations
Marketable equity securities	20,452	0	20,241	211
Mortgage servicing rights	3,406	0	0	3,406
Total recurring assets measured at fair value	$273,643	$0	$270,026	$3,617

(in thousands)		Fair Value Measurements at December 31, 2008 Using
	Fair Value December 31 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities:
U.S. Treasury and government agencies	$18,906	$0	$18,906	$0
State and political subdivisions	39,844	0	39,844	0
U.S. government sponsored agencies	188,305	0	188,305	0
Collateralized mortgage obligations	1	0	1	0
Marketable equity securities	20,320	0	19,780	540
Mortgage servicing rights	2,168	0	0	2,168
Total recurring assets measured at fair value	$269,544	$0	$266,836	$2,708

U.S. Treasury and government agencies, state and political subdivision, U.S. government sponsored agencies, Collateralized mortgage obligations, Marketable equity securities – Level 2 Inputs.  For these securities, CTBI obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms, and conditions, among other things.

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

Following is a reconciliation of the beginning and ending balances of recurring fair value measurements using significant unobservable (Level 3) inputs:

Marketable Equity Securities (in thousands)	2009	2008
Beginning balance, January 1	$540	$40,050
Total realized and unrealized gains and losses
Included in net income	0	(14,514)
Transfer of securities from Level 3 to Level 2	0	0
Purchases, issuances, and settlements	(329)	(24,996)
Ending balance, December 31	$211	$540

Mortgage Servicing Rights (in thousands)	2009	2008
Beginning balance, January 1	$2,168	$3,258
Total realized and unrealized gains and losses
Included in net income	608	(1,034)
Purchases, issuances, and settlements	630	(56)
Ending balance, December 31	$3,406	$2,168

Assets Measured on a Non-Recurring Basis

Assets measured at fair value on a non-recurring basis as of December 31, 2009 and December 31, 2008 are summarized below:

(in thousands)		Fair Value Measurements at December 31, 2009 Using
	Fair Value December 31 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$8,387	$0	$0	$8,387
Other real estate/assets owned	8,331	0	0	8,331

(in thousands)		Fair Value Measurements at December 31, 2008 Using
	Fair Value December 31 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$10,285	$0	$0	$10,285

Impaired loans (collateral dependent) – Level 3 Inputs.  Loans considered impaired under ASC 310, formerly FAS 114, Accounting by Creditors for Impairment of a Loan, as amended by FAS 118, Accounting by Creditors for Impairment of a Loan — Income Recognition and Disclosure, are loans for which, based on current information and events, it is probable that the creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement.  Impaired loans are subject to nonrecurring fair value adjustments to reflect (1) partial write-downs that are based on the observable market price or current appraised value of the collateral or (2) the full charge-off of the loan carrying value. Year-to-date losses on impaired loans were $5.6 million and $6.9 million for the years ended December 31, 2009 and 2008, respectively.

Other real estate/assets owned – Level 3 Inputs.  In accordance with the provisions of ASC 360, formerly FAS 144, long-lived assets held for sale with a carrying amount of $8.3 million were written down to their fair value less costs to sell during the year.  Long-lived assets are nonfinancial assets subject to nonrecurring fair value adjustments to reflect partial write-downs that are based on the observable market price or current appraised value of the collateral.  Losses on other real estate/assets owned were $1.4 million and $0.3 million, respectively, for the years ended December 31, 2009 and 2008.

The following table presents the carrying amounts and estimated fair values of financial instruments at December 31, 2009 and 2008:

(in thousands) December 31	2009		2008
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets
Cash and cash equivalents	$142,129	$142,129	$140,878	$140,878
Other investments	100	100	100	100
Securities available-for-sale	270,237	270,237	267,376	267,376
Securities held-to-maturity	14,336	14,435	25,597	25,496
Loans, net (including impaired loans)	2,403,117	2,407,703	2,317,830	2,320,600
Loans held for sale	1,818	1,845	623	638
Federal Reserve Bank stock	4,348	4,348	4,340	4,340
Federal Home Loan Bank stock	24,700	24,700	24,700	24,700
Accrued interest receivable	11,936	11,936	12,926	12,926
Capitalized mortgage servicing rights	3,406	3,406	2,168	2,168
	$2,876,127	$2,880,839	$2,796,538	$2,799,222

Financial liabilities
Deposits	$2,462,209	$2,462,676	$2,331,834	$2,342,136
Repurchase agreements	180,471	180,776	157,422	157,374
Federal funds purchased	12,205	12,205	11,492	11,492
Advances from Federal Home Loan Bank	20,671	20,670	60,727	61,245
Long-term debt	61,341	29,522	61,341	29,424
Accrued interest payable	3,686	3,686	5,570	5,570
	$2,740,583	$2,709,535	$2,628,386	$2,607,241

Unrecognized financial instruments
Letters of credit	$0	$0	$0	$0
Commitments to extend credit	0	0	0	0
	$0	$0	$0	$0

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and Cash Equivalents – The carrying amount approximates fair value.

Other Investments – Fair values are based on quoted market prices or dealer quotes.

Securities – Fair values are based on quoted market prices, if available.  If a quoted price is not available, fair value is estimated using quoted prices for similar securities.

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

Loans Held for Sale – The fair value is predetermined at origination based on sale price.

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

Deposits – The fair value of fixed maturity time deposits is estimated by discounting the future cash flows using the rates currently offered for deposits of similar remaining maturities.  For deposits including demand deposits, savings accounts, NOW accounts, and certain money market accounts, the carrying value approximates fair value.

Repurchase Agreements – The fair value is estimated by discounting future cash flows using current rates.

Federal Funds Purchased – The carrying amount approximates fair value.

Advances from Federal Home Loan Bank – The fair value of these fixed-maturity advances is estimated by discounting future cash flows using rates currently offered for advances of similar remaining maturities.

Long-term Debt – The fair value is estimated by discounting future cash flows using current rates.

Accrued Interest Payable – The carrying amount approximates fair value.

Other Financial Instruments – The estimated fair value for other financial instruments and off-balance sheet loan commitments approximates cost at December 31, 2009 and 2008.  Off-balance sheet loan commitments at December 31, 2009 and 2008 were $425.1 million and $481.8 million, respectively.

Letters of Credit – The fair values of letters of credit and lines of credit are based on fees currently charged for similar agreements or on the estimated cost to terminate or otherwise settle the obligations with the counterparties at the reporting date.  The fair value of such letters of credit is not material.

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

At December 31, the Bank had the following off-balance sheet financial instruments, whose approximate contract amounts represent additional credit risk to CTBI:

(in thousands)	2009	2008
Standby letters of credit	$58,641	$57,493
Commitments to extend credit	366,461	424,258
Total	$425,102	$481,751

Standby letters of credit represent conditional commitments to guarantee the performance of a third party.  The credit risk involved is essentially the same as the risk involved in making loans.  At December 31, 2009, we maintained a credit loss reserve of approximately $7 thousand relating to these financial standby letters of credit.  The reserve coverage calculation was determined using essentially the same methodology as used for the allowance for loan and lease losses.  Approximately 92% of the total standby letters of credit are secured, with $47.0 million of the total $58.6 million secured by cash.  Collateral for the remaining secured standby letters of credit varies but is comprised primarily of accounts receivable, inventory, property, equipment, and income-producing properties.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of the contract.  At December 31, 2009, a credit loss reserve of $218 thousand was maintained relating to these commitments.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  The Bank evaluates each customer’s credit-worthiness on a case-by-case basis.  Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  A portion of the commitments is to extend credit at fixed rates.  Fixed rate loan commitments at December 31, 2009 of $16.9 million had interest rates and terms ranging predominantly from 5.00% to 6.99% and 6 months to 2 years, respectively.  These credit commitments were based on prevailing rates, terms, and conditions applicable to other loans being made at December 31, 2009.

18.  Concentrations of Credit Risk

CTBI’s banking subsidiary grants commercial, residential, and consumer loans to customers primarily located in eastern, northeastern, central, and south central Kentucky, northeastern Tennessee and southern West Virginia.  The Bank is continuing to manage all components of its portfolio mix in a manner to reduce risk from changes in economic conditions. Concentrations of credit, as defined for regulatory purposes, are reviewed quarterly by management to ensure that internally established limits based on Tier 1 Capital plus the allowance for loan and lease losses are not exceeded.  At December 31, 2009 and 2008, our concentrations of hotel/motel industry credits were 42% and 39% of Tier 1 Capital plus the allowance for loan and lease losses, respectively.    Coal mining and related support industries credits were 31% and 32%, respectively.  Lessors of residential buildings and dwellings credits were 29% and 31%, respectively.  These percentages are within our internally established limits regarding concentrations of credit.

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

20.  Regulatory Matters

Our principal source of funds is dividends received from our subsidiary bank.  Regulations limit the amount of dividends that may be paid by our banking subsidiary without prior approval.  During 2010, approximately $12.6 million plus any 2010 net profits can be paid by our banking subsidiary without prior regulatory approval.

The Federal Reserve Bank adopted quantitative measures which assign risk weightings to assets and off-balance sheet items and also define and set minimum regulatory capital requirements (risk based capital ratios).  All banks are required to have a minimum Tier 1 (core capital) leverage ratio of 4% of adjusted quarterly average assets, Tier 1 capital of at least 4% of risk-weighted assets, and total capital of at least 8% of risk-weighted assets.  Tier 1 capital consists principally of shareholders’ equity including capital-qualifying subordinated debt but excluding unrealized gains and losses on securities available-for-sale, less goodwill and certain other intangibles.  Total capital consists of Tier 1 capital plus certain debt instruments and the reserve for credit losses, subject to limitation.  Failure to meet certain capital requirements can initiate certain actions by regulators that, if undertaken, could have a direct material effect on our consolidated financial statements.  The regulations also define well-capitalized levels of Tier 1 leverage, Tier 1, and total capital as 5%, 6%, and 10%, respectively.  We had Tier 1 leverage, Tier 1, and total capital ratios above the well-capitalized levels at December 31, 2009 and 2008.  We believe, as of December 31, 2009, CTBI meets all capital adequacy requirements for which it is subject to be defined as well-capitalized under the regulatory framework for prompt corrective action.

Under the current Federal Reserve Board’s regulatory framework, certain capital securities offered by wholly owned unconsolidated trust preferred entities of CTBI are included as Tier 1 regulatory capital.  On March 1, 2005, the Federal Reserve Board adopted a final rule that allows the continued limited inclusion of trust preferred securities in the Tier 1 capital of bank holding companies (“BHCs”).  Under the final rule, trust preferred securities and other restricted core capital elements are subject to stricter quantitative limits.  The Board's final rule limits restricted core capital elements to 25 percent of all core capital elements, net of goodwill less any associated deferred tax liability.  Amounts of restricted core capital elements in excess of these limits generally may be included in Tier 2 capital.  The final rule provided a five-year transition period, which ended March 31, 2009, for application of the quantitative limits.  The requirement for trust preferred securities to include a call option has been eliminated, and standards for the junior subordinated debt underlying trust preferred securities eligible for Tier 1 capital treatment have been clarified.  The final rule addresses supervisory concerns, competitive equity considerations, and the accounting for trust preferred securities. The final rule also strengthens the definition of regulatory capital by incorporating longstanding Board policies regarding the acceptable terms of capital instruments included in banking organizations' Tier 1 or Tier 2 capital.  The final rule did not have a material impact on our regulatory ratios.

Consolidated Capital Ratios

	Actual		For Capital Adequacy Purposes		To Be Well-Capitalized Under Prompt Corrective Action Provision
(in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2009:
Tier 1 capital
(to average assets)	$310,640	10.38%	$119,707	4.00%	$149,634	5.00%
Tier 1 capital
(to risk weighted assets)	310,640	12.90	96,322	4.00	144,484	6.00
Total capital
(to risk weighted assets)	340,717	14.15	192,632	8.00	240,789	10.00

As of December 31, 2008:
Tier 1 capital
(to average assets)	$300,111	10.37%	$115,761	4.00%	$144,702	5.00%
Tier 1 capital
(to risk weighted assets)	300,111	13.05	91,988	4.00	137,982	6.00
Total capital
(to risk weighted assets)	328,842	14.30	183,968	8.00	229,959	10.00

Community Trust Bank, Inc.'s Capital Ratios

	Actual		For Capital Adequacy Purposes		To Be Well-Capitalized Under Prompt Corrective Action Provision
(in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2009:
Tier 1 capital
(to average assets)	$298,257	9.99%	$119,422	4.00%	$149,278	5.00%
Tier 1 capital
(to risk weighted assets)	298,257	12.41	96,134	4.00	144,202	6.00
Total capital
(to risk weighted assets)	328,334	13.66	192,289	8.00	240,362	10.00

As of December 31, 2008:
Tier 1 capital
(to average assets)	$289,221	10.02%	$115,457	4.00%	$144,322	5.00%
Tier 1 capital
(to risk weighted assets)	289,221	12.60	91,816	4.00	137,724	6.00
Total capital
(to risk weighted assets)	317,952	13.85	183,655	8.00	229,568	10.00

21.  Parent Company Financial Statements

Condensed Balance Sheets

(in thousands) December 31	2009	2008
Assets:
Cash on deposit	$5,949	$5,701
Investment in and advances to subsidiaries	374,169	360,974
Goodwill	4,973	4,973
Premises and equipment, net	34	0
Other assets	2,688	256
Total assets	$387,813	$371,904

Liabilities and shareholders’ equity:
Long-term debt	$61,341	$61,341
Other liabilities	5,015	2,357
Total liabilities	66,356	63,698

Shareholders’ equity	321,457	308,206

Total liabilities and shareholders’ equity	$387,813	$371,904

Condensed Statements of Income

(in thousands) Year Ended December 31	2009	2008	2007
Income:
Dividends from subsidiary banks	$18,620	$20,620	$23,380
Other income	24	41	1,207
Total income	18,644	20,661	24,587

Expenses:
Interest expense	3,999	4,000	4,364
Depreciation expense	12	0	0
Other expenses	1,190	1,084	3,163
Total expenses	5,201	5,084	7,527

Income before income taxes and equity in undistributed income of subsidiaries	13,443	15,577	17,060
Income tax benefit	(2,002)	(1,725)	(2,184)
Income before equity in undistributed income of subsidiaries	15,445	17,302	19,244
Equity in undistributed income of subsidiaries	9,614	5,771	17,383

Net income	$25,059	$23,073	$36,627

Condensed Statements of Cash Flows

(in thousands) Year Ended December 31	2009	2008	2007
Cash flows from operating activities:
Net income	$25,059	$23,073	$36,627
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	12	0	0
Equity in undistributed earnings of subsidiaries	(9,614)	(5,771)	(17,383)
Excess tax benefit of stock-based compensation	391	330	245
Changes in:
Other assets	(2,432)	(101)	(118)
Other liabilities	3,567	1,137	2,764
Net cash provided by operating activities	16,983	18,668	22,135

Cash flows from investing activities:
Purchase of premises and equipment	(46)	0	0
Repayment of investments in and advances to subsidiaries	(466)	(1,158)	(1,228)
Redemption of investment in unconsolidated subsidiaries	0	0	1,841
Investment in unconsolidated subsidiaries	0	0	(1,841)
Net cash used in investing activities	(512)	(1,158)	(1,228)

Cash flows from financing activities:
Repayments of purchased funds and other short-term borrowings	0	0	(9)
Payment for redemption of junior subordinated debentures	0	0	(61,341)
Issuance of junior subordinated debentures	0	0	61,341
Issuance of common stock	2,292	2,731	2,760
Purchase of common stock	0	(2,631)	(6,185)
Excess tax benefit of stock-based compensation	(391)	(330)	(245)
Dividends paid	(18,124)	(17,402)	(16,364)
Net cash used in financing activities	(16,223)	(17,632)	(20,043)

Net increase (decrease) in cash and cash equivalents	248	(122)	864
Cash and cash equivalents at beginning of year	5,701	5,823	4,959
Cash and cash equivalents at end of year	$5,949	$5,701	$5,823

22.  Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

Year Ended December 31	2009	2008	2007
Numerator:
Net income (in thousands)	$25,059	$23,073	$36,627

Denominator:
Basic earnings per share:
Weighted average shares	15,128,777	15,016,606	15,149,641
Diluted earnings per share:
Effect of dilutive securities - stock options	40,137	143,796	222,391
Adjusted weighted average shares	15,168,914	15,160,402	15,372,032

Earnings per share:
Basic earnings per share	$1.66	$1.54	$2.42
Diluted earnings per share	1.65	1.52	2.38

At December 31, 2009, 425,974 stock options at a weighted average price of $32.37 were outstanding and were not used in the computation of diluted earnings per share because their exercise price was greater than the average market value of the common stock.  At December 31, 2008, 286,324 stock options at a price of $34.42 were outstanding and were not used in the computation of diluted earnings per share because their exercise price was greater than the average market value of the common stock.  At December 31, 2007, 107,595 stock options at a price of $38.95 were outstanding and were not used in the computation of diluted earnings per share because their exercise price was greater than the average market value of the common stock.

23.  Accumulated Other Comprehensive Income

CTBI has elected to present the disclosure required by ASC 220, formerly SFAS No. 130, Reporting Comprehensive Income, in the consolidated Statements of Changes in Shareholders' Equity.  The subtotal Comprehensive income represents total comprehensive income as defined in the statement.  Reclassification adjustments, related tax effects allocated to changes in equity, and accumulated other comprehensive income as of and for the years ended December 31 were as follows:

(in thousands)	2009	2008	2007
Reclassification adjustment, pretax:
Change in unrealized net gains (losses) arising during year	$5,758	$(11,461)	$3,290
Reclassification adjustment for net losses included in net income	(654)	14,564	0
Change in unrealized gains on securities available-for-sale	$5,104	$3,103	$3,290
Related tax effects:
Change in unrealized net gains (losses) arising during year	$2,015	$(4,011)	$1,152
Reclassification adjustment for net losses included in net income	(229)	5,097	0
Change in net deferred tax liability	$1,786	$1,086	$1,152
Reclassification adjustment, net of tax:
Change in unrealized net gains (losses) arising during year	$3,743	$(7,450)	$2,138
Reclassification adjustment for net losses included in net income	(425)	9,467	0
Change in other comprehensive income	$3,318	$2,017	$2,138

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Audit Committee, Board of Directors and Shareholders
Community Trust Bancorp, Inc.
Pikeville, Kentucky

We have audited Community Trust Bancorp, Inc.’s (Company) internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management report on internal control.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control - Integrated Framework issued by the COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company and our report dated March 12, 2010, expressed an unqualified opinion thereon.

/s/ BKD, LLP
Louisville, Kentucky
March 12, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Audit Committee, Board of Directors and Shareholders
Community Trust Bancorp, Inc.
Pikeville, Kentucky

We have audited the accompanying consolidated balance sheets of Community Trust Bancorp, Inc. (Company) as of December 31, 2009 and 2008, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2009.  The Company’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with accounting principles generally accepted in the Unites States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission  (COSO) and our report dated March 12, 2010, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ BKD, LLP
Louisville, Kentucky
March 12, 2010

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

CTBI's management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934.  As of December 31, 2009, an evaluation was carried out by CTBI’s management, with the participation of our Chief Executive Officer and the Executive Vice President/Treasurer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, management concluded that disclosure controls and procedures as of December 31, 2009 were effective in ensuring material information required to be disclosed in this annual report on Form 10-K was recorded, processed, summarized, and reported on a timely basis.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in CTBI's internal control over financial reporting that occurred during the year ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, CTBI's internal control over financial reporting.

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

Management has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2009 based on the control criteria established in a report entitled Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, we have concluded that CTBI’s internal control over financial reporting is effective as of December 31, 2009.

The effectiveness of CTBI’s internal control over financial reporting as of December 31, 2009 has been audited by BKD, LLP, an independent registered public accounting firm that audited the CTBI’s consolidated financial statements included in this annual report.

Date: March 12, 2010	/s/ Jean R. Hale
Jean R. Hale
Chairman, President and Chief Executive Officer

/s/ Kevin J. Stumbo
Kevin J. Stumbo
Executive Vice President and Treasurer
(Principal Financial Officer)

Item 9B.  Other Information

None

PART III

Item 10.  Directors, Executive Officers, and Corporate Governance

The information required by this item other than the information set forth below is omitted because CTBI is filing a definitive proxy statement pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report which includes the required information.  The required information contained in CTBI’s proxy statement is incorporated herein by reference.

Executive Officers of the Registrant

Set forth below are the executive officers of CTBI at December 31, 2009, their positions with CTBI, and the year in which they first became an executive officer or director.

Name and Age (1)	Positions and Offices Currently Held	Date First Became Director or Executive Officer		Principal Occupation
Jean R. Hale; 63	Chairman, President and CEO	1992	(2)	Chairman, President and CEO of Community Trust Bancorp, Inc.

Mark A. Gooch; 51	Executive Vice President and Secretary	1997	(3)	President and CEO of Community Trust Bank, Inc.

Tracy Little; 69	Executive Vice President	2003		President and CEO of Community Trust and Investment Company

Michael S. Wasson; 58	Executive Vice President	2000		Executive Vice President/ Central Kentucky Region President of Community Trust Bank, Inc.

James B. Draughn; 50	Executive Vice President	2001		Executive Vice President/Operations of Community Trust Bank, Inc.

Kevin J. Stumbo; 49	Executive Vice President and Treasurer	2002	(4)	Executive Vice President/ Controller of Community Trust Bank, Inc.

Ricky D. Sparkman; 47	Executive Vice President	2002		Executive Vice President/ South Central Region President of Community Trust Bank, Inc.

Richard W. Newsom; 55	Executive Vice President	2002		Executive Vice President/ Eastern Region President of Community Trust Bank, Inc.

James J. Gartner; 68	Executive Vice President	2002		Executive Vice President/ Chief Credit Officer of Community Trust Bank, Inc.

Larry W. Jones; 63	Executive Vice President	2002		Executive Vice President/ Northeastern Region President of Community Trust Bank, Inc.

Steven E. Jameson; 53	Executive Vice President	2004	(5)	Executive Vice President/ Chief Internal Audit & Risk Officer

(1)	The ages listed for CTBI's executive officers are as of February 28, 2010.

(2)	Ms. Hale assumed the position of Chairman of the Board effective December 31, 2004.

(3)	Mr. Gooch was named Secretary of CTBI effective April 26, 2005.

(4)
Mr. Stumbo served as Senior Vice President/Controller for the Bank for five years prior to being promoted to Executive Vice President/Controller.  Mr. Stumbo was named Treasurer of CTBI effective April 26, 2005.  Mr. Stumbo has been a Certified Public Accountant since 1985.

(5)
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

Item 11.  Executive Compensation

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

Equity Compensation Plan Information

The following table provides information as of December 31, 2009, with respect to compensation plans under which common shares of CTBI are authorized for issuance to officers or employees in exchange for consideration in the form of services provided to CTBI and/or its subsidiaries.  We currently maintain one active and one inactive incentive stock option plans covering key employees.  The 2006 Stock Ownership Incentive Plan (“2006 Plan”) was approved by the Board of Directors and the Shareholders in 2006.  The 2006 Plan had 1,500,000 shares authorized, 1,308,536 of which were available at December 31, 2009 for future grants.  In addition, any shares reserved for issuance under the 1998 Stock Option Plan (“1998 Plan”) in excess of the number of shares as to which options or other benefits are awarded thereunder, plus any shares as to which options or other benefits granted under the 1998 Plan may lapse, expire, terminate or be canceled, shall also be reserved and available for issuance or reissuance under the 2006 Plan.  The 1998 Plan was approved by the Board of Directors and the Shareholders in 1998.  As of December 31, 2009, the 1998 Plan had 1,046,831 shares authorized, 154,287 of which were transferred to the 2006 Plan.  The total shares available for issuance under the 2006 Plan as of December 31, 2009 was 1,462,823.

	A	B	C
Plan Category (shares in thousands)	Number of Common Shares to be Issued Upon Exercise/Vesting	Weighted Average Price	Number of Securities Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in Column A)
Equity compensation plans approved by shareholders:
Stock options	595	$ 28.34	1,463
Restricted stock	17	$ 28.83
Equity compensation plans not approved by shareholders

Total	612		1,463

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

10.7	Senior Management Incentive Compensation Plan (2010) {incorporated herein by reference to current report on Form 8-K dated January 26, 2010}

10.8	Restricted Stock Agreement {incorporated herein by reference to current report on Form 8-K dated January 29, 2008}

21	List of subsidiaries

23.1	Consent of BKD, LLP, Independent Registered Public Accounting Firm

31.1	Certification of Principal Executive Officer (Jean R. Hale, Chairman, President and CEO)

31.2	Certification of Principal Financial Officer (Kevin J. Stumbo, Executive Vice President and Treasurer)

32.1	Certification of Jean R. Hale, Chairman, President and CEO, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Kevin J. Stumbo, Executive Vice President and Treasurer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

 (b)           Exhibits

The response to this portion of Item 15 is submitted as a separate section of this report.

(c)           Financial Statement Schedules

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf the undersigned, thereunto duly authorized.

COMMUNITY TRUST BANCORP, INC.

Date: March 12, 2010	By:	/s/ Jean R. Hale
Jean R. Hale
Chairman, President and Chief Executive Officer

By:	/s/ Kevin J. Stumbo
Kevin J. Stumbo
Executive Vice President and Treasurer
(Principal Financial Officer)

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

March 12, 2010	/s/ Jean R. Hale	Chairman, President, and Chief Executive Officer
Jean R. Hale

March 12, 2010	/s/ Kevin J. Stumbo	Executive Vice President and Treasurer (Principal Financial Officer)
Kevin J. Stumbo

March 12, 2010	/s/ Charles J. Baird	Director
Charles J. Baird

March 12, 2010	/s/ Nick Carter	Director
Nick Carter

March 12, 2010	/s/ Nick A. Cooley	Director
Nick A. Cooley

March 12, 2010	/s/ James E. McGhee, II	Director
James E. McGhee II

March 12, 2010	/s/ M. Lynn Parrish	Director
M. Lynn Parrish

March 12, 2010	/s/ James R. Ramsey	Director
James R. Ramsey

COMMUNITY TRUST BANCORP, INC. AND SUBSIDIARIES
INDEX TO EXHIBITS

Exhibit No.	Description of Exhibits
3.1	Articles of Incorporation for CTBI {incorporated herein by reference}

3.2	By-laws of CTBI as amended July 25, 1995 {incorporated herein by reference}

3.3	By-laws of CTBI as amended January 29, 2008 {incorporated herein by reference}

10.1	Community Trust Bancorp, Inc. Employee Stock Ownership Plan (effective January 1, 2007) {incorporated herein by reference}

10.2
Community Trust Bancorp, Inc. Savings and Employee Stock Ownership Plan (Amendment Number One effective January 1, 2002, Amendment Number Two effective January 1, 2004, Amendment Number Three effective March 28, 2005, and Amendment Number Four effective January 1, 2006) {incorporated herein by reference}

10.3	Second restated Pikeville National Corporation 1989 Stock Option Plan (commonly known as Community Trust Bancorp, Inc. 1989 Stock Option Plan) {incorporated herein by reference}

10.4	Community Trust Bancorp, Inc. 1998 Stock Option Plan {incorporated herein by reference}

10.5	Community Trust Bancorp, Inc. 2006 Stock Ownership Incentive Plan {incorporated herein by reference}

10.6	Form of Severance Agreement between Community Trust Bancorp, Inc. and executive officers (currently in effect with respect to eleven executive officers) {incorporated herein by reference}

10.7	Senior Management Incentive Compensation Plan (2010) {incorporated herein by reference}

10.8	Restricted Stock Agreement {incorporated herein by reference}

21	List of subsidiaries

23.1	Consent of BKD, LLP, Independent Registered Public Accounting Firm

31.1	Certification of Principal Executive Officer (Jean R. Hale, Chairman, President and CEO)

31.2	Certification of Principal Financial Officer (Kevin J. Stumbo, Executive Vice President and Treasurer)

32.1	Certification of Jean R. Hale, Chairman, President and CEO, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Kevin J. Stumbo, Executive Vice President and Treasurer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002