Form 10-Q
period 2010-03-31
COMMUNITY TRUST BANCORP INC /KY/
filed 2010-05-07
CIK 350852

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010

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

Common stock – 15,227,946 shares outstanding at April 30, 2010

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

The accompanying information has not been audited by independent registered public accountants; however, in the opinion of management such information reflects all adjustments necessary for a fair presentation of the results for the interim period.  All such adjustments are of a normal and recurring nature.

The accompanying condensed consolidated financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all of the disclosures normally required by accounting principles generally accepted in the United States of America or those normally made in the Registrant’s annual report on Form 10-K.  Accordingly, the reader of the Form 10-Q should refer to the Registrant’s Form 10-K for the year ended December 31, 2009 for further information in this regard.

Community Trust Bancorp, Inc.
Condensed Consolidated Balance Sheets

(dollars in thousands)	(unaudited) March 31 2010	December 31 2009
Assets:
Cash and due from banks	$69,534	$62,720
Interest bearing deposits	27,616	31,814
Federal funds sold	95,450	47,595
Cash and cash equivalents	192,600	142,129

Certificates of deposits in other banks	5,277	100
Securities available-for-sale at fair value
(amortized cost of $304,069 and $263,756, respectively)	311,038	270,237
Securities held-to-maturity at amortized cost
(fair value of $10,300 and $14,435, respectively)	10,291	14,336
Loans held for sale	330	1,818

Loans	2,428,934	2,435,760
Allowance for loan losses	(34,874)	(32,643)
Net loans	2,394,060	2,403,117

Premises and equipment, net	49,159	49,242
Federal Reserve Bank and Federal Home Loan Bank stock	29,052	29,048
Goodwill	65,059	65,059
Core deposit intangible (net of accumulated amortization of $7,015 and
$6,857, respectively)	489	648
Bank owned life insurance	38,464	38,117
Mortgage servicing rights	3,442	3,406
Other real estate owned	38,612	37,333
Other assets	31,183	32,069
Total assets	$3,169,056	$3,086,659

Liabilities and shareholders’ equity:
Deposits
Noninterest bearing	$508,702	$490,809
Interest bearing	2,021,532	1,971,400
Total deposits	2,530,234	2,462,209

Repurchase agreements	186,894	180,471
Federal funds purchased and other short-term borrowings	17,475	12,205
Advances from Federal Home Loan Bank	20,242	20,671
Long-term debt	61,341	61,341
Other liabilities	27,991	28,305
Total liabilities	2,844,177	2,765,202

Shareholders’ equity:
Preferred stock, 300,000 shares authorized and unissued	-	-
Common stock, $5 par value, shares authorized 25,000,000;
shares outstanding 2010 – 15,217,088 ; 2009 – 15,183,987	76,085	75,920
Capital surplus	153,192	152,484
Retained earnings	91,072	88,840
Accumulated other comprehensive income, net of tax	4,530	4,213
Total shareholders’ equity	324,879	321,457

Total liabilities and shareholders’ equity	$3,169,056	$3,086,659

See notes to condensed consolidated financial statements.

Community Trust Bancorp, Inc.
Condensed Consolidated Statements of Income and Other Comprehensive Income
(unaudited)

	Three Months Ended
	March 31
(in thousands except per share data)	2010	2009
Interest income:
Interest and fees on loans, including loans held for sale	$35,151	$34,188
Interest and dividends on securities
Taxable	2,214	2,599
Tax exempt	424	430
Interest and dividends on Federal Reserve and Federal Home Loan Bank stock	619	344
Other, including interest on federal funds sold	89	115
Total interest income	38,497	37,676

Interest expense:
Interest on deposits	7,596	11,054
Interest on repurchase agreements and other short-term borrowings	535	672
Interest on advances from Federal Home Loan Bank	21	476
Interest on long-term debt	1,000	1,000
Total interest expense	9,152	13,202

Net interest income	29,345	24,474
Provision for loan losses	5,722	1,981
Net interest income after provision for loan losses	23,623	22,493

Noninterest income:
Service charges on deposit accounts	5,297	4,949
Gains on sales of loans, net	442	1,931
Trust income	1,424	1,162
Loan related fees	840	748
Bank owned life insurance	405	256
Securities gains	0	519
Other	1,333	1,188
Total noninterest income	9,741	10,753

Noninterest expense:
Salaries and employee benefits	11,445	11,268
Occupancy, net	1,741	1,804
Equipment	983	1,119
Data processing	1,586	1,487
Bank franchise tax	978	910
Legal and professional fees	824	1,070
FDIC insurance	999	1,496
Other real estate owned provision and expense	872	513
Other	4,013	4,130
Total noninterest expense	23,441	23,797

Income before income taxes	9,923	9,449
Income taxes	3,132	2,869
Net income	6,791	6,580

Other comprehensive income, net of tax:
Unrealized holding gains on securities available-for-sale	317	1,086
Comprehensive income	$7,108	$7,666

Basic earnings per share	$0.45	$0.44
Diluted earnings per share	$0.45	$0.43

Weighted average shares outstanding-basic	15,202	15,076
Weighted average shares outstanding-diluted	15,235	15,193

Dividends per share	$0.30	$0.30

See notes to condensed consolidated financial statements.

Community Trust Bancorp, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended
	March 31
(in thousands)	2010	2009

Cash flows from operating activities:
Net income	$6,791	$6,580
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,169	1,274
Deferred taxes	(193)	3,191
Stock based compensation	153	147
Excess tax benefits of stock-based compensation	40	149
Provision for loan and other real estate losses	6,051	2,308
Securities gains	0	(519)
Gains on sale of mortgage loans held for sale	(442)	(1,931)
Gains on sale of assets, net	(19)	(11)
Proceeds from sale of mortgage loans held for sale	20,963	96,211
Funding of mortgage loans held for sale	(19,033)	(96,742)
Amortization of securities premiums, net	451	168
Change in cash surrender value of bank owned life insurance	(347)	(209)
Fair value adjustments of mortgage servicing rights	127	274
Changes in:
Other liabilities	(258)	1,624
Other assets	723	(1,250)
Net cash provided by operating activities	16,176	11,264

Cash flows from investing activities:
Certificates of deposit in other banks
Purchase of certificates of deposit	(5,177)	(23,520)
Securities available-for-sale:
Proceeds from sales	0	37,209
Proceeds from prepayments and maturities	25,175	15,242
Purchase of securities	(65,939)	(49,745)
Securities held-to-maturity:
Proceeds from prepayments and maturities	4,525	2,283
Purchase of securities	(480)	(480)
Change in loans, net	411	5,387
Purchase of premises and equipment	(927)	(806)
Proceeds from sale of premises and equipment	1	9
Additional investment in equity securities	(4)	(5)
Proceeds from sale of other real estate and other repossessed assets	1,387	460
Additional investment in other real estate owned	(52)	(29)
Additional investment in bank owned life insurance	0	(945)
Net cash used in investing activities	(41,080)	(14,940)

Cash flows from financing activities:
Change in deposits, net	68,025	51,606
Change in repurchase agreements and other short-term borrowings, net	11,693	6,290
Payments on advances from Federal Home Loan Bank	(429)	(19)
Issuance of common stock	681	333
Excess tax benefits of stock-based compensation	(40)	(149)
Dividends paid	(4,555)	(4,518)
Net cash provided by financing activities	75,375	53,543
Net increase in cash and cash equivalents	50,471	49,867
Cash and cash equivalents at beginning of period	142,129	140,878
Cash and cash equivalents at end of period	$192,600	$190,745

Supplemental disclosures:
Income taxes paid	$6,695	$52
Interest paid	7,823	15,261
Non-cash activities
Loans to facilitate the sale of other real estate and other repossessed assets	30	81
Common stock dividends accrued, paid in subsequent quarter	4,560	4,523
Real estate acquired in settlement of loans	2,955	5,535

See notes to condensed consolidated financial statements.

Community Trust Bancorp, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1 - Summary of Significant Accounting Policies

In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments (which consist of normal recurring accruals) necessary, to present fairly the condensed consolidated financial position as of March 31, 2010, the results of operations for the three months ended March 31, 2010 and 2009, and the cash flows for the three months ended March 31, 2010 and 2009.  In accordance with accounting principles generally accepted in the United States of America for interim financial information, these statements do not include certain information and footnote disclosures required by accounting principles generally accepted in the United States of America for complete annual financial statements.  The results of operations for the three months ended March 31, 2010 and 2009, and the cash flows for the three months ended March 31, 2010 and 2009, are not necessarily indicative of the results to be expected for the full year.  The condensed consolidated balance sheet as of December 31, 2009 has been derived from the audited consolidated financial statements of Community Trust Bancorp, Inc. (“CTBI”) for that period.  For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2009, included in CTBI’s Annual Report on Form 10-K.

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

•
Revision of the existing disclosures made by a plan sponsor about fair value for assets of defined benefit pension and other postretirement benefit plans to require those disclosures be made by asset class instead of asset category

ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, with early adoption permitted.  The one exception involves reporting certain items gross instead of net in the existing activity table for items measured at fair value on a recurring basis using Level 3 inputs, which is effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years and may be adopted earlier if desired.  Except for the Level 3 table item, each SEC issuer must apply the ASU starting with its first interim period beginning after December 15, 2009.  CTBI did not elect to early adopt the provisions which are effective for years beginning after December 15, 2009 or the December 15, 2010 provisions.  ASU 2010-06 has not and is not expected to have a material impact on CTBI’s consolidated financial statements.

Note 2 – Stock-Based Compensation

CTBI’s compensation expense related to stock option grants was $77 thousand and $124 thousand, respectively, for the three months ended March 31, 2010 and 2009, respectively.  Restricted stock expense for the first three months of 2010 and 2009 was $76 thousand and $23 thousand, respectively.  As of March 31, 2010, there was a total of $0.4 million of unrecognized compensation expense related to unvested stock option awards that will be recognized as expense as the awards vest over a weighted average period of 1.7 years.

There were options to purchase 4,525 shares of CTBI common stock and 44,996 shares of restricted stock granted during the three months ended March 31, 2010.  The options were granted pursuant to the terms of the 2006 Stock Ownership Incentive Plan, with an exercise price per share of $25.09 (equal to fair market value on date of grant), a term of 10 years, and vesting in five years.   The restrictions on the restricted stock will lapse at the end of five years.  However, in the event of a change in control of CTBI or the death of the participant, the restrictions will lapse.  In the event of the disability of the participant, the restrictions will lapse on a pro rata basis (with respect to 20% of the participant’s restricted stock for each year since the date of award). The Compensation Committee of the Board of Directors will have discretion to review and revise restrictions applicable to a participant’s restricted stock in the event of the participant’s retirement.  There were options to purchase 9,000 shares of CTBI common stock and 5,710 shares of restricted stock granted during the three months ended March 31, 2009.

The fair values of options granted during the three months ended March 31, 2010 and 2009, were established at the date of grant using a Black-Scholes option pricing model with the weighted average assumptions as follows:

	Three Months Ended
	March 31
	2010	2009
Expected dividend yield	4.78%	4.02%
Risk-free interest rate	3.14%	2.23%
Expected volatility	39.12%	37.12%
Expected term (in years)	7.5	7.5
Weighted average fair value of options	$6.53	$7.69

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

The amortized cost and fair value of securities at March 31, 2010 are summarized as follows:

Available-for-Sale

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury and government agencies	$16,992	$31	$(46)	$16,977
State and political subdivisions	41,697	1,233	(52)	42,878
U.S. government sponsored agencies	224,840	5,883	(66)	230,657
Total debt securities	283,529	7,147	(164)	290,512
Marketable equity securities	20,540	134	(148)	20,526
Total available-for-sale securities	$304,069	$7,281	$(312)	$311,038

Held-to-Maturity

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government sponsored agencies	$1,181	$3	$0	$1,184
Collateralized mortgage obligations	8,630	6	0	8,636
Other debt securities	480	0	0	480
Total held-to-maturity securities	$10,291	$9	$0	$10,300

The amortized cost and fair value of securities as of December 31, 2009 are summarized as follows:

Available-for-Sale

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury and government agencies	$16,994	$20	$(283)	$16,731
State and political subdivisions	44,529	1,222	(94)	45,657
U.S. government sponsored agencies	181,693	5,787	(83)	187,397
Total debt securities	243,216	7,029	(460)	249,785
Marketable equity securities	20,540	97	(185)	20,452
Total available-for-sale securities	$263,756	$7,126	$(645)	$270,237

Held-to-Maturity

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
State and political subdivisions	$1,576	$6	$0	$1,582
U.S. government sponsored agencies	12,280	93	0	12,373
Other debt securities	480	0	0	480
Total held-to-maturity securities	$14,336	$99	$0	$14,435

The amortized cost and fair value of securities at March 31, 2010 by contractual maturity are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale		Held-to-Maturity
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$6,996	$7,086	$0	$0
Due after one through five years	29,686	30,256	0	0
Due after five through ten years	7,981	8,117	0	0
Due after ten years	14,026	14,394	1,181	1,184
U.S. government sponsored agencies	224,840	230,659	8,630	8,636
Other securities	0	0	480	480
Total debt securities	283,529	290,512	10,291	10,300
Marketable equity securities	20,540	20,526	0	0
Total securities	$304,069	$311,038	$10,291	$10,300

There were no pre-tax gains or losses as of March 31, 2010.  There was a combined gain of $519 thousand realized in the first three months of 2009 due to sales of five securities; no losses were realized.

The carrying value of securities pledged as collateral, to secure public deposits and for other purposes, was $95.5 million at March 31, 2010 and $89.2 million at December 31, 2009.

The book value of securities sold under agreements to repurchase amounted to $191.1 million at March 31, 2010 and $179.9 million at December 31, 2009.

CTBI evaluates its investment portfolio on a quarterly basis for impairment.  The analysis performed as of March 31, 2010 indicates that all impairment is considered temporary, market driven, and not credit-related. The percentage of total investments with unrealized losses as of March 31, 2010 was 17.9% compared to 8.5% as of December 31, 2009.  The following tables provide the amortized cost, gross unrealized losses, and fair market value, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position as of March 31, 2010 that are not deemed to be other-than-temporarily impaired.

Available-for-Sale

(in thousands)	Amortized Cost	Gross Unrealized Losses	Fair Value
Less Than 12 Months
U.S. Treasury and government agencies	$14,991	$(46)	$14,945
State and political subdivisions	3,997	(52)	3,945
U.S. government sponsored agencies	38,229	(66)	38,163
Total debt securities	57,217	(164)	57,053
Marketable equity securities	540	(148)	392
Total securities	$57,757	$(312)	$57,445

As of March 31, 2010, there were no available-for-sale securities in an unrealized loss position for 12 months or more and no held-to-maturity securities with unrealized losses.

The analysis performed as of December 31, 2009 indicated that all impairment was considered temporary, market driven, and not credit-related.  The following tables provide the amortized cost, gross unrealized losses, and fair market value, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position as of December 31, 2009 that are not deemed to be other-than-temporarily impaired.

Available-for-Sale

(in thousands)	Amortized Cost	Gross Unrealized Losses	Fair Value
Less Than 12 Months
U.S. Treasury and government agencies	$14,992	$(283)	$14,709
States and political subdivision	2,567	(55)	2,512
U.S. government sponsored agencies	5,013	(83)	4,930
Total debt securities	22,572	(421)	22,151
Marketable equity securities	540	(185)	355
Total securities	23,112	(606)	22,506

12 Months or More
U.S. Treasury and government agencies	0	0	0
States and political subdivision	1,601	(39)	1,562
U.S. government sponsored agencies	0	0	0
Total debt securities	1,601	(39)	1,562
Marketable equity securities	0	0	0
Total securities	1,601	(39)	1,562

Total
U.S. Treasury and government agencies	14,992	(283)	14,709
States and political subdivision	4,168	(94)	4,074
U.S. government sponsored agencies	5,013	(83)	4,930
Total debt securities	24,173	(460)	23,713
Marketable equity securities	540	(185)	355
Total securities	$24,713	$(645)	$24,068

As of December 31, 2009, there were no held-to-maturity securities with unrealized losses.

Note 4 – Loans

Major classifications of loans, net of unearned income and deferred loan origination costs, are summarized as follows:

(in thousands)	March 31 2010	December 31 2009
Commercial construction	$144,800	$141,440
Commercial secured by real estate	750,855	707,500
Commercial other	337,783	373,829
Real estate construction	46,333	51,311
Real estate mortgage	611,354	610,727
Consumer	519,195	530,905
Equipment lease financing	18,614	20,048
Total loans	$2,428,934	$2,435,760

Not included in the loan balances above were loans held for sale in the amount of $0.3 million and $1.8 million at March 31, 2010 and December 31, 2009, respectively.  The amount of capitalized fees and costs under ASC 310, formerly SFAS 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases, included in the above loan totals were $0.6 million at March 31, 2010 and December 31, 2009.

Total nonperforming loans were as follows:

(in thousands)	March 31 2010	December 31 2009
Homogeneous pools of nonaccrual loans	$6,689	$5,643
Restructured loans not in compliance with modified terms	424	6
Nonaccrual loans individually evaluated for impairment	30,214	26,598
Total nonaccrual loans	37,327	32,247

Loans greater than 90 days past due	17,589	9,067
Restructured loans in compliance with modified terms	528	0
Total nonperforming loans	$55,444	$41,314

Additional interest which would have been recorded during the first quarter ended March 31, 2010 was $0.9 million compared to $0.4 million and $0.9 million for quarters ended December 31, 2009 and March 31, 2009, respectively.  Any loan greater than 90 days past due must be well secured and in the process of collection to continue accruing interest.

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

The recorded investments in impaired loans are summarized below:

(in thousands)	March 31 2010	December 31 2009
Impaired loans without specific reserves	$25,203	$12,775
Impaired loans with specific reserves	24,407	19,231
Restructured loans	952	6
Total impaired loans	$50,562	$32,012

Specific reserves for impaired loans totaled $9.1 million at March 31, 2010 compared to $6.6 million at December 31, 2009.  The average investment in impaired loans was $37.2 million and $30.2 million at March 31, 2010 and December 31, 2009, respectively.

Cash payments on impaired loans were as follows:

(in thousands)	March 31 2010	December 31 2009
Interest payments on impaired loans	$106	$125
Principal payments on impaired loans	630	757
Total payments	$736	$882

Activity in the allowance for loan and lease losses was as follows:

	Three Months Ended
	March 31
(in thousands)	2010	2009
Allowance balance at January 1	$32,643	$30,821
Additions to allowance charged against operations	5,722	1,981
Recoveries credited to allowance	825	856
Losses charged against allowance	(4,316)	(3,059)
Allowance balance at March 31	$34,874	$30,599

Note 5 – Mortgage Banking and Servicing Rights

Mortgage banking activities primarily include residential mortgage originations and servicing.  Mortgage servicing rights (“MSRs”) are carried at fair market value.  The fair value is determined quarterly based on an independent third-party valuation using a discounted cash flow analysis and calculated using a computer pricing model.  The computer valuation is based on key economic assumptions including the prepayment speeds of the underlying loans, the weighted-average life of the loan, the discount rate, the weighted-average coupon, and the weighted-average default rate, as applicable.  Along with the gains received from the sale of loans, fees are received for servicing loans.  These fees include late fees, which are recorded in interest income, and ancillary fees and monthly servicing fees, which are recorded in noninterest income.  Costs of servicing loans are charged to expense as incurred.  Changes in fair market value of the MSRs are reported as an increase or decrease to mortgage banking income.

The following table presents the components of mortgage banking income:

	Three Months Ended
	March 31
(in thousands)	2010	2009
Net gain on sale of loans held for sale	$442	$1,931
Net loan servicing income
Servicing fees	272	238
Late fees	17	18
Ancillary fees	66	226
Fair value adjustments	(127)	(274)
Net loan servicing income	228	208
Mortgage banking income	$670	$2,139

Mortgage loans serviced for others are not included in the accompanying balance sheets.  Mortgage loans serviced for the benefit of others (primarily FHLMC) at March 31, 2010, December 31, 2009, and March 31, 2009, were $437 million, $431 million, and $392 million, respectively.  Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors, and processing foreclosures.  Custodial escrow balances maintained in connection with the foregoing loan servicing, and included in demand deposits, were approximately $815 thousand at March 31, 2010, $556 thousand at December 31, 2009, and $800 thousand at March 31, 2009.

Activity for capitalized mortgage servicing rights using the fair value method was as follows:

	Three Months Ended
	March 31
(in thousands)	2010	2009
Fair value, beginning of period	$3,406	$2,168
New servicing assets created	163	581
Change in fair value during the period due to:
Time decay (1)	(50)	(33)
Payoffs (2)	(62)	(202)
Changes in valuation inputs or assumptions (3)	(15)	(39)
Fair value, end of period	$3,442	$2,475

(1)	Represents decrease in value due to regularly scheduled loan principal payments and partial loan paydowns.
(2)	Represents decrease in value due to loans that paid off during the period.
(3)	Represents change in value resulting from market-driven changes in interest rates and prepayment speeds.

The fair value of capitalized mortgage servicing rights was $3.4 million at March 31, 2010 compared to $3.4 million at December 31, 2009 and $2.5 million at March 31, 2009.  Fair values were determined by third-party valuations using a discount rate of 10.0% for the quarters ended March 31, 2010, December 31, 2009 and March 31, 2009, and weighted average default rates of 2.0%, 1.9% and 1.6% respectively.  Prepayment speeds generated using the Andrew Davidson Prepayment Model averaged 13.0%, 13.6%, and 20.4% at March 31, 2010, December 31, 2009, and March 31, 2009, respectively.  MSR values are very sensitive to movement in interest rates as expected future net servicing income depends on the projected balance of the underlying loans, which can be greatly impacted by the level of prepayments.  CTBI does not currently hedge against changes in the fair value of its MSR portfolio.

Note 6 – Other Real Estate Owned

Activity for foreclosed properties was as follows:

(in thousands)	March 31 2010	March 31 2009
Beginning balance	$37,333	$10,425
New assets acquired	2,955	5,535
Capitalized costs	65	60
Fair value adjustments	(329)	(317)
Sale of assets	(1,412)	(527)
Ending balance	$38,612	$15,176

Carrying costs and fair value adjustments associated with foreclosed properties at March 31, 2010, 2009, and 2008, respectively, were $0.87 million, $0.51 million, and $0.09 million.

Note 7 – Borrowings

Short-term debt consists of the following:

(in thousands)	March 31 2010	December 31 2009
Subsidiaries:
Repurchase agreements	$186,894	$180,471
Federal funds purchased	17,475	12,205
Total short-term debt	$204,369	$192,676

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

All federal funds purchased and the majority of repurchase agreements mature and reprice daily.  The average rates paid for federal funds purchased and repurchase agreements on March 31, 2010 were 0.15% and 1.10%, respectively.

The maximum balance for repurchase agreements at any month-end during the first quarter 2010 occurred at March 31, 2010, with a month-end balance of $186.9 million.  The average balance of repurchase agreements for the quarter was $179.4 million.

Federal Home Loan Bank advances consisted of the following monthly amortizing and term borrowings:

(in thousands)	March 31 2010	December 31 2009
Monthly amortizing	$242	$671
Term	20,000	20,000
Total advances	$20,242	$20,671

The advances from the Federal Home Loan Bank that require monthly principal payments were due for repayment as follows:

	Principal Payments Due by Period at March 31, 2010
(in thousands)	Total	Within 1 Year	2 Years	3 Years	4 Years	5 Years	After 5 Years
Outstanding advances, weighted average interest rate – 3.35%	$242	$190	$8	$8	$8	$8	$20

The term advances that require the total payment to be made at maturity follow:

(in thousands)	March 31 2010	December 31 2009
Advance #156, 0.43%, due 1/29/10	$0	$20,000
Advance #157, 0.32%, due 7/28/10	20,000	0
Total term advances	$20,000	$20,000

Advances totaling $20.2 million at March 31, 2010 were collateralized by FHLB stock of $24.7 million and a blanket lien on qualifying first mortgage loans.  As of March 31, 2010, CTBI had a $413.1 million FHLB borrowing capacity with $20.2 million in advances and $98.3 million in letters of credit leaving $294.6 million available for additional advances.  The advances had fixed interest rates ranging from 0.32% to 4.00% with a weighted average rate of 0.36%.  The advances are subject to restriction or penalties in the event of prepayment.

Long-term debt consists of the following:

(in thousands)	March 31 2010	December 31 2009
Junior subordinated debentures, 6.52%, due 6/1/37	$61,341	$61,341

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

Note 8 – Earnings Per Share

The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Three Months Ended
	March 31
(in thousands)	2010	2009
Numerator:
Net income	$6,791	$6,580

Denominator:
Basic earnings per share:
Weighted average shares	15,202	15,076
Diluted earnings per share:
Effect of dilutive stock options	33	117
Adjusted weighted average shares	15,235	15,193

Earnings per share:
Basic earnings per share	$0.45	$0.44
Diluted earnings per share	0.45	0.43

Options to purchase 425,974 common shares were excluded from the diluted calculations above for the three months ended March 31, 2010 because the exercise prices on the options were greater than the average market price for the period.  Options to purchase 328,324 common shares were excluded from the diluted calculations above for the three months ended March 31, 2009.

Note 9 – Fair Value of Financial Assets and Liabilities

ASC 820, formerly FAS 157, Fair Value Measurements, defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.  ASC 820 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances.  In this standard, the FASB clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability.  In support of this principle, ASC 820 establishes a fair value hierarchy that prioritizes the information used to develop those assumptions.  The fair value hierarchy is as follows:

Level 1 Inputs – Quoted prices in active markets for identical assets or liabilities.

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

The application of ASC 820 in situations where the market for a financial asset is not active was clarified in October 2008 by the issuance of ASC 820-10-35, formerly FSP FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active.  This clarification was effective for financial statements issued as of September 30, 2008 and thereafter and did not have a material impact on the methods by which CTBI determines the fair values of its financial assets.  ASC 820 was also clarified in April 2009 effective for the second quarter 2009 by ASC 820-10-65, formerly FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.  This section clarifies factors that determine whether transactions are orderly or not in evaluating the reliability of market transactions for fair value estimates.  ASC 820-10-15, formerly FSP FAS 157-2, deferred the application of ASC 820 for nonfinancial assets and nonfinancial liabilities that are measured at fair value on a nonrecurring basis to fiscal years beginning after November 15, 2008.  CTBI adopted the provisions of this standard with respect to nonfinancial assets and nonfinancial liabilities beginning on January 1, 2009.

Assets Measured on a Recurring Basis

The following tables present information about CTBI’s assets measured at fair value on a recurring basis as of March 31, 2010 and December 31, 2009, and indicates the fair value hierarchy of the valuation techniques utilized by CTBI to determine such fair value.

(in thousands)		Fair Value Measurements at March 31, 2010 Using
	Fair Value March 31 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities:
U.S. Treasury and government agencies	$16,977	$0	$16,977	$0
State and political subdivisions	42,878	0	42,878	0
U.S. government sponsored agencies and mortgage-backed pass through certificates	230,657	0	230,657	0
Marketable equity securities	20,526	0	20,315	211
Mortgage servicing rights	3,442	0	0	3,442
Total recurring assets measured at fair value	$314,480	$0	$310,827	$3,653

(in thousands)		Fair Value Measurements at December 31, 2009 Using
	Fair Value December 31 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities:
U.S. Treasury and government agencies	$16,731	$0	$16,731	$0
State and political subdivisions	45,657	0	45,657	0
U.S. government sponsored agencies and mortgage-backed pass through certificates	187,397	0	187,397	0
Marketable equity securities	20,452	0	20,241	211
Mortgage servicing rights	3,406	0	0	3,406
Total recurring assets measured at fair value	$273,643	$0	$270,026	$3,617

U.S. Treasury and government agencies, State and political subdivision, U.S. government sponsored agencies and mortgage-backed pass through certificates, Marketable equity securities – Level 2 Inputs.  For these securities, CTBI obtains fair value measurements from an independent pricing service, which utilizes pricing models to determine fair value measurements. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions, among other things.

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

Mortgage Servicing Rights – Level 3 Inputs.  CTBI records MSRs at fair value on a recurring basis with subsequent remeasurement of MSRs based on change in fair value.  In determining fair value, CTBI utilizes the expertise of an independent third party.  An estimate of the fair value of CTBI’s MSRs is determined by the independent third party utilizing discounted cash flow models and assumptions about factors such as mortgage interest rates, discount rates, mortgage loan prepayment speeds, market trends and industry demand.  All of CTBI’s MSRs are classified as Level 3.

Following is a reconciliation of the beginning and ending balances of recurring fair value measurements using significant unobservable (Level 3) inputs:

	Three Months Ended
	March 31
Marketable Equity Securities (in thousands)	2010	2009
Beginning balance	$211	$540
Total realized and unrealized gains and losses
Included in net income	0	0
Transfer of Securities from Level 3 to Level 2	0	0
Purchases	0	0
Issuances	0	0
Settlements	0	(329)
Ending balance	$211	$211

	Three Months Ended
	March 31
Mortgage Servicing Rights (in thousands)	2010	2009
Beginning balance	$3,406	$2,168
Total realized and unrealized gains and losses
Included in net income	(15)	(39)
Transfer of Securities from Level 3 to Level 2	0	0
Purchases	0	0
Issuances	163	581
Settlements	(112)	(235)
Ending balance	$3,442	$2,475

Assets Measured on a Non-Recurring Basis

Assets measured at fair value on a non-recurring basis as of March 31, 2010 and December 31, 2009 are summarized below:

(in thousands)		Fair Value Measurements at March 31, 2010 Using
	Fair Value March 31 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$7,909	$0	$0	$7,909
Other real estate/assets owned	$3,586	$0	$0	$3,586

(in thousands)		Fair Value Measurements at December 31, 2009 Using
	Fair Value December 31 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$8,387	$0	$0	$8,387
Other real estate/assets owned	$8,331	$0	$0	$8,331

Impaired Loans – Level 3 Inputs.  Loans considered impaired under ASC 310, formerly FAS 114, Accounting, Accounting by Creditors for Impairment of a Loan, as amended by SFAS No. 118, Accounting by Creditors for Impairment of a Loan — Income Recognition and Disclosure, are loans for which, based on current information and events, it is probable that the creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement.  Impaired loans are subject to nonrecurring fair value adjustments to reflect (1) partial write-downs that are based on the market price or current appraised value of the collateral less discounts for costs to sell and other estimated discounts or (2) the full charge-off of the loan carrying value. Quarter-to-date fair value adjustments on impaired loans were $3.4 million, $1.1 million, and $0.7 million at March 31, 2010, December 31, 2009, and March 31, 2009, respectively.

Other real estate/assets owned – Level 3 Inputs.  In accordance with the provisions of FASB Codification Topic 360, formerly FAS 144, long-lived assets held for sale with a carrying amount of $3.6 million were written down to their fair value less costs to sale during the quarter.  Long-lived assets are subject to nonrecurring fair value adjustments to reflect partial write-downs that are based on the market price or current appraised value of the collateral.  Fair value adjustments on other real estate/assets owned were $0.3 million, $0.7 million, and $0.3 million as of March 31, 2010, December 31, 2009, and March 31, 2009, respectively.

The following table presents the carrying amounts and estimated fair values of financial instruments at March 31, 2010 and December 31, 2009:

(in thousands)	March 31, 2010		December 31, 2009
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets
Cash and cash equivalents	$192,600	$192,600	$142,129	$142,129
Certificates of deposits in other banks	5,277	5,277	100	100
Securities available-for-sale	311,038	311,038	270,237	270,237
Securities held-to-maturity	10,291	10,300	14,336	14,435
Loans, net (including impaired loans)	2,394,060	2,402,046	2,403,117	2,407,703
Loans held for sale	330	337	1,818	1,845
Federal Reserve Bank stock	4,352	4,352	4,348	4,348
Federal Home Loan Bank stock	24,700	24,700	24,700	24,700
Accrued interest receivable	12,081	12,081	11,936	11,936
Capitalized mortgage servicing rights	3,442	3,442	3,406	3,406
Total financial assets	$2,958,171	$2,966,173	$2,876,127	$2,880,839

Financial liabilities
Deposits	$2,530,234	$2,531,384	$2,462,209	$2,462,676
Repurchase agreements	186,894	187,039	180,471	180,776
Federal funds purchased	17,475	17,475	12,205	12,205
Advances from Federal Home Loan Bank	20,242	20,219	20,671	20,670
Long-term debt	61,341	30,802	61,341	29,522
Accrued interest payable	5,015	5,015	3,686	3,686
Total financial liabilities	$2,821,201	$2,791,934	$2,740,583	$2,709,535

Unrecognized financial instruments
Letters of credit	$0	$0	$0	$0
Commitments to extend credit	0	0	0	0
	$0	$0	$0	$0

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and Cash Equivalents – The carrying amount approximates fair value.

Certificates of deposits in other banks – Fair values are based on quoted market prices or dealer quotes.

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

Other Financial Instruments – The estimated fair value for other financial instruments and off-balance sheet loan commitments approximates cost at March 31, 2010 and December 31, 2009.  Off-balance sheet loan commitments at March 31, 2010 and December 31, 2009 were $425.6 million and $425.1 million, respectively.

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

Overview

Community Trust Bancorp, Inc. (“CTBI”) is a bank holding company headquartered in Pikeville, Kentucky.  At March 31, 2010, CTBI owned one commercial bank and one trust company.  Through its subsidiaries, CTBI has seventy-six banking locations in eastern, northeastern, central, and south central Kentucky and southern West Virginia, and five trust offices across Kentucky.  At March 31, 2010, CTBI had total consolidated assets of $3.2 billion and total consolidated deposits, including repurchase agreements, of $2.7 billion, making it the second largest depository of Kentucky based deposits of any bank holding company headquartered in the Commonwealth of Kentucky.  Total shareholders’ equity at March 31, 2010 was $324.9 million.

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

At December 31, 2009, all of the financial institutions holding CTBI’s or its subsidiary’s cash accounts were participating in the FDIC’s Transaction Account Guarantee Program.  Under the program, through December 31, 2010, all noninterest-bearing transaction accounts at these institutions are fully guaranteed by the FDIC for the entire amount in the account.  Effective January 1, 2010 one correspondent bank opted out of the program leaving CTBI with exposure of $1.0 million at March 31, 2010.

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

Available-for-Sale Securities – Available-for-sale securities are valued using the following valuation techniques:

U.S. Treasury and government agencies, state and political subdivision, U.S. government sponsored agencies, Marketable equity securities – Level 2 Inputs.  For these securities, CTBI obtains fair value measurements from an independent pricing service, which utilizes pricing models to determine fair value measurements. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information, and the bond’s terms and conditions, among other things.

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

Loans – Loans with the ability and the intent to be held until maturity and/or payoff are reported at the carrying value of unpaid principal reduced by unearned interest and an allowance for loan and lease losses and unamortized deferred fees or costs.  Income is recorded on the level yield basis.  Interest accrual is discontinued when management believes, after considering economic and business conditions, collateral value, and collection efforts, that the borrower’s financial condition is such that collection of interest is doubtful.  Any loan greater than 90 days past due must be well secured and in the process of collection to continue accruing interest.  Cash payments received on nonaccrual loans generally are applied against principal, and interest income is only recorded once principal recovery is reasonably assured.  Loans are not reclassified as accruing until principal and interest payments are brought current and future payments appear reasonably certain.

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

Transfers of Financial Assets -- Transfers of financial assets are accounted for as sales, when control over the assets has been surrendered.  Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from CTBI—put presumptively beyond the reach of the transferor and its creditors, even in bankruptcy or other receivership, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) CTBI does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity or the ability to unilaterally cause the holder to return specific assets.

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

Stock Options – At March 31, 2010 and December 31, 2009, CTBI had a share-based employee compensation plan, which is described more fully in note 14 to the consolidated financial statements for the year ended December 31, 2009, included in CTBI’s Annual Report on Form 10-K.  CTBI accounts for this plan under the recognition and measurement principles of ASC 718, formerly FAS 123R, Share-Based Payment.

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

Dividends

The following schedule shows the quarterly cash dividends paid for the past six quarters:

Pay Date	Record Date	Amount Per Share
April 1, 2010	March 15, 2010	$0.30
January 1, 2010	December 15, 2009	$0.30
October 1, 2009	September 15, 2009	$0.30
July 1, 2009	June 15, 2009	$0.30
April 1, 2009	March 15, 2009	$0.30
January 1, 2009	December 15, 2008	$0.30

Statement of Income Review

CTBI reported earnings for the first quarter 2010 of $6.8 million or $0.45 per basic share compared to $6.6 million or $0.44 per basic share earned during the first quarter of 2009 and $7.0 million or $0.46 per basic share earned during the quarter ended December 31, 2009.

Earnings Summary
(in thousands except per share data)	1Q 2010	4Q 2009	1Q 2009
Net income	$6,791	$6,958	$6,580
Earnings per share	$0.45	$0.46	$0.44
Earnings per share (diluted)	$0.45	$0.46	$0.43

Return on average assets	0.88%	0.90%	0.89%
Return on average equity	8.47%	8.58%	8.51%
Efficiency ratio	59.45%	60.74%	67.99%
Tangible common equity	8.36%	8.47%	8.31%

Dividends declared per share	$0.30	$0.30	$0.30
Book value per share	$21.35	$21.17	$20.68

Weighted average shares	15,202	15,168	15,076
Weighted average shares (diluted)	15,235	15,200	15,193

First Quarter 2010 Highlights

❖
CTBI's basic earnings per share increased $0.01 per share from prior year first quarter and decreased $0.01 per share from prior quarter.  Earnings were positively impacted by increased net interest income; however, this was partially offset by an increased provision for loan losses.

❖
CTBI experienced significant improvement in our net interest margin.  Our net interest margin for the quarter increased 59 basis points from first quarter 2009 and 14 basis points from fourth quarter 2009.

❖
Nonperforming loans increased $14.1 million during the first quarter 2010 to $55.4 million compared to $41.3 million at prior quarter end.  The linked quarter increase in nonperforming loans was in both the 90 day and accruing and the nonaccrual classifications.  Nonperforming assets increased $26.9 million from prior year first quarter and $15.5 million from prior quarter-end.

❖
The loan loss provision increased $3.7 million from prior year first quarter and $0.5 million from prior quarter to support the increase in nonperforming loans during the quarter and year over year per CTBI’s robust loan portfolio management process and loan loss reserve analysis.  This increase resulted in an increase in the loan loss reserve ratio to 1.44% from 1.31% and 1.34% for the quarters ended March 31, 2009 and December 31, 2009, respectively.

❖
Net loan charge-offs for the quarter ended March 31, 2010 of $3.5 million, or 0.58% of average loans annualized, was an increase from prior year first quarter’s 0.38% and a reduction from the 0.73% experienced on a linked quarter basis.

❖
Noninterest income decreased for the period ended March 31, 2010 compared to same period 2009 as a result of decreased securities gains as well as gains on sales of loans as the first quarter 2009 was a period of significant refinancing in residential real estate loans.  However, the decline in these noninterest income sources was partially offset by increases in trust revenue, deposit service charges, and loan related fees.  On a linked quarter basis, the decreased noninterest income in service charge revenue and loan related fees is primarily attributable to the normal quarterly seasonal business cycle.

❖
Our loan portfolio decreased $6.8 million, an annualized rate of 1.1%, during the quarter with an increase in the commercial loan portfolio offset by declines in the consumer and residential loan portfolios.

❖	Our investment portfolio increased $30.5 million from prior year first quarter and $36.8 million for the quarter as deposit growth was stronger than loan demand.

❖	Our tangible common equity/tangible assets ratio remains strong at 8.36%.

CTBI had basic weighted average shares outstanding of 15.2 million for the three months ended March 31, 2010 compared to 15.1 million for the three months ended March 31, 2009.  The following table sets forth on an annualized basis the return on average assets and return on average shareholders’ equity for the three months ended March 31, 2010 and 2009:

	Three Months Ended
	March 31
	2010	2009
Return on average shareholders’ equity	8.47%	8.51%
Return on average assets	0.88%	0.89%

Net Interest Income

CTBI saw improvement in its net interest margin of 59 basis points from prior year first quarter and 14 basis points from prior quarter.  Net interest income for the quarter increased 19.9% from prior year first quarter and 2.7% from prior quarter with average earning assets increasing 2.9% and 1.4%, respectively, for the same periods.  The yield on average earning assets decreased 4 basis points from prior year first quarter but increased 2 basis points from prior quarter while the cost of interest bearing funds decreased 81 basis points and 16 basis points, respectively, for the same periods.

The following table summarizes the annualized net interest spread and net interest margin for the three months ended March 31, 2010 and 2009.

	Three Months Ended
	March 31
	2010	2009
Yield on interest earning assets	5.49%	5.53%
Cost of interest bearing funds	1.63%	2.44%
Net interest spread	3.86%	3.09%

Net interest margin	4.20%	3.61%

Provision for Loan Losses

The analysis of the changes in the allowance for loan losses and selected ratios is set forth below:

	Three Months Ended
	March 31
(in thousands)	2010	2009
Allowance balance at January 1	$32,643	$30,821
Additions to allowance charged against operations	5,722	1,981
Recoveries credited to allowance	825	856
Losses charged against allowance	(4,316)	(3,059)
Allowance balance at March 31	$34,874	$30,599

Allowance for loan losses to period-end loans	1.44%	1.31%
Average loans, net of unearned income	$2,437,105	$2,352,178
Provision for loan losses to average loans, annualized	0.95%	0.34%
Loan charge-offs net of recoveries, to average loans, annualized	0.58%	0.38%

Net loan charge-offs for the quarter were $3.5 million, or 0.58% of average loans annualized, an increase from prior year first quarter’s $2.2 million or 0.38% and a decline from prior quarter's $4.5 million or 0.73%.  Of the total net charge-offs for the quarter of $3.5 million, $2.1 million was in commercial loans, $1.2 million was in indirect auto loans, and $167 thousand was in residential real estate mortgage loans.  Allocations to loan loss reserves were $5.7 million for the quarter ended March 31, 2010 compared to $2.0 million for the quarter ended March 31, 2009 and $5.2 million for the quarter ended December 31, 2009.  Our loan loss reserves as a percentage of total loans outstanding at March 31, 2010 increased to 1.44% from 1.31% at March 31, 2009 and 1.34% at December 31, 2009.  The adequacy of our loan loss reserves is analyzed quarterly and adjusted as necessary with a focus on maintaining appropriate reserves for potential losses.

Noninterest Income

Noninterest income for the quarter ended March 31, 2010 decreased 9.4% and 7.1% over prior year first quarter and prior quarter, respectively.  The decrease in noninterest income compared to prior year same quarter was significantly impacted by decreased gains on sales of loans as 2009 was a period of significant refinancing of residential real estate loans.  Securities gains also decreased from prior year first quarter; however, the decline in these noninterest income sources was partially offset by increases in trust revenue, deposit service charges, and loan related fees.  The linked quarter decrease was impacted primarily by decreases in service charge revenue and loan related fees resulting from the normal quarterly seasonal business cycle.

Noninterest Expense

  Noninterest expense for the quarter remained relatively flat decreasing 1.5% from prior year first quarter and 1.7% from prior quarter.

Balance Sheet Review

CTBI’s total assets at $3.2 billion increased 4.9% from prior year first quarter and an annualized 10.8% during the first quarter 2010.  Loans outstanding at March 31, 2010 were $2.4 billion with a 4.0% growth from March 31, 2009 and an annualized 1.1% decline from year-end.  Loan growth of $9.2 million in the commercial loan portfolio during the quarter was offset by declines in the consumer and residential loan portfolios of $11.7 million and $4.3 million, respectively.  CTBI's investment portfolio increased $30.5 million over prior year first quarter and $36.8 million from year-end.  Deposits, including repurchase agreements, at $2.7 billion increased 7.3% from prior year and an annualized 11.4% from December 31, 2009.

Shareholders’ equity at March 31, 2010 was $324.9 million compared to $311.8 million at March 31, 2009 and $321.5 million at December 31, 2009.  CTBI's annualized dividend yield to shareholders as of March 31, 2010 was 4.43%.

Loans

Loan growth of $9.2 million in the commercial loan portfolio during the quarter was offset by declines in the consumer and residential loan portfolios of $11.7 million and $4.3 million, respectively.

The following tables summarize CTBI’s nonperforming loans as of March 31, 2010 and December 31, 2009.

(in thousands)	Nonaccrual Loans	As a % of Loan Balances by Category	Restructured Loans*	As a % of Loan Balances by Category	Accruing Loans Past Due 90 Days or More	As a % of Loan Balances by Category	Total Loan Balances
March 31, 2010
Commercial construction	$15,380	10.62%	$0	0.00%	$3,453	2.38%	$144,800
Commercial secured by real estate	9,938	1.32	482	0.06	8,920	1.19	750,855
Commercial other	6,182	1.83	46	0.01	1,796	0.53	337,783
Consumer real estate construction	674	1.45	0	0.00	20	0.04	46,333
Consumer real estate secured	5,153	0.84	0	0.00	2,932	0.48	611,354
Consumer other	0	0.00	0	0.00	468	0.09	519,195
Equipment lease financing	0	0.00	0	0.00	0	0.00	18,614
Total	$37,327	1.54%	$528	0.02%	$17,589	0.72%	$2,428,934

(in thousands)	Nonaccrual Loans	As a % of Loan Balances by Category	Restructured Loans*	As a % of Loan Balances by Category	Accruing Loans Past Due 90 Days or More	As a % of Loan Balances by Category	Total Loan Balances
December 31, 2009
Commercial construction	$12,312	8.70%	$0	0.00%	$865	0.61%	$141,440
Commercial secured by real estate	9,803	1.39	0	0.00	5,640	0.80	707,500
Commercial other	4,489	1.20	0	0.00	286	0.08	373,829
Consumer real estate construction	1,244	2.42	0	0.00	0	0.00	51,311
Consumer real estate secured	4,399	0.72	0	0.00	1,698	0.28	610,727
Consumer other	0	0.00	0	0.00	578	0.11	530,905
Equipment lease financing	0	0.00	0	0.00	0	0.00	20,048
Total	$32,247	1.32%	$0	0.00%	$9,067	0.37%	$2,435,760

*Excluding nonaccrual and 90 days past due

CTBI's total nonperforming loans were $55.4 million at March 31, 2010, an increase from the $52.2 million at March 31, 2009 and $41.3 million at December 31, 2009.  The increase in nonperforming loans from year-end is primarily attributable to six commercial credit relationships.  Coal industry related loans which were referenced in our year-end earnings release represented $6.7 million of the increase.  Also included in the increase are a $5.1 million loan for income producing properties that is currently making reduced payments under Chapter 11 bankruptcy and a $1.1 million USDA guaranteed loan.  Loans past-due 30-89 days at March 31, 2010 were $36.2 million, an increase of $8.0 million from the $28.2 million at March 31, 2009 and an increase of $11.4 million from the $24.8 million at December 31, 2009.  The increase in 30-89 days past due loans during the first quarter was primarily due to three commercial credits in the hotel/motel industry.  In keeping with our community banking philosophy, we are working diligently with these customers to return them to “current” status.  Our loan portfolio management processes focus on the immediate identification, management, and resolution of problem loans to maximize recovery and minimize loss.

Our level of foreclosed properties increased to $38.6 million for the first quarter 2010 compared to the $15.2 million at March 31, 2009, as problem real estate loans worked their way through the legal system during 2009.  Foreclosed properties increased slightly from the $37.3 million at December 31, 2009.  Sales of foreclosed properties for the quarter ended March 31, 2010 totaled $1.4 million while new foreclosed properties totaled $3.0 million.  Our nonperforming loans and foreclosed properties remain primarily concentrated in our Central Kentucky Region.

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

Securities

CTBI uses its securities held-to-maturity for production of income and to manage cash flow needs through expected maturities.  CTBI uses its securities available-for-sale for income and balance sheet liquidity management.  Securities available-for-sale reported at fair value increased from $270.2 million as of December 31, 2009 to $311.0 million at March 31, 2010.  The excess of market over cost increased from $6.5 million at December 31, 2009 to $7.0 million at March 31, 2010.  Securities held-to-maturity decreased from $14.3 million to $10.3 million during the same period.  Total securities as a percentage of total assets were 9.2% as of December 31, 2009 and 10.1% as of March 31, 2010.

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

CTBI owns securities with an estimated fair value of $311.0 million that are designated as available-for-sale and available to meet liquidity needs on a continuing basis.  In addition, CTBI has $5.3 million in other investments consisting of certificates of deposits in other banks.  All investments in other banks are made at or below the FDIC insured maximum of $250 thousand.  CTBI also has available Federal Home Loan Bank advances for both liquidity and management of its asset/liability position.  FHLB advances decreased slightly from $20.7 million at December 31, 2009 to $20.2 million at March 31, 2010.  FHLB borrowing capacity at March 31, 2010 was $294.6 million.  Long-term debt remained at $61.3 million from December 31, 2009 to March 31, 2010.  The parent company has a $12 million line of credit, all of which is currently available for general corporate purposes.  At March 31, 2010, federal funds sold were $95.5 million compared to $47.6 million at December 31, 2009.  Additionally, management projects cash flows from CTBI’s investment portfolio to generate additional liquidity over the next 90 days.

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

The investment portfolio consists of investment grade short-term issues suitable for bank investments.  The majority of the investment portfolio is in U.S. government and government sponsored agency issuances.  The average life of the portfolio is 3.8 years. At the end of the first quarter 2010, available-for-sale (“AFS”) securities comprised approximately 96.8% of the total investment portfolio.  The AFS portfolio was approximately 95.7% of equity capital, and 92% of the pledge eligible portfolio was pledged.

CTBI’s stock repurchase program began in December 1998 with the authorization to acquire up to 500,000 shares and was increased by an additional 1,000,000 shares in July 2000 and in May 2005.  CTBI did not repurchase any shares of its common stock during the first three months of 2010.  There are currently 288,519 shares remaining under CTBI’s current repurchase authorization.  As of March 31, 2010, a total of 2,211,481 shares have been repurchased through this program.

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

CTBI’s principal source of funds used to pay dividends to shareholders and service long-term debt is the dividends it receives from the subsidiary bank.  Various federal statutory provisions, in addition to regulatory policies and directives, limit the amount of dividends that subsidiary banks can pay without prior regulatory approval.  These restrictions have had no major impact on CTBI’s dividend policy or its ability to service long-term debt, nor is it anticipated that they would have any major impact in the foreseeable future.  During the remainder of 2010, approximately $14.3 million plus any remaining 2010 net profits can be paid by CTBI’s banking subsidiary without prior regulatory approval.

The primary source of capital for CTBI is the retention of earnings.  CTBI paid cash dividends of $0.30 per share during the first three months of 2010.  Basic earnings per share for the same period were $0.45.  CTBI retained 33% of earnings for the first three months of 2010.

Under guidelines issued by banking regulators, CTBI and its subsidiary bank are required to maintain a minimum Tier 1 risk-based capital ratio of 4% and a minimum total risk-based ratio of 8%.  In order to be considered “well-capitalized” CTBI must maintain ratios of 6% and 10%, respectively.  Risk-based capital ratios weight the relative risk factors of all assets and consider the risk associated with off-balance sheet items.  CTBI must also maintain a minimum Tier 1 leverage ratio of 4%.  The well-capitalized ratio for Tier 1 leverage is 5%.  CTBI’s Tier 1 leverage, Tier 1 risk-based, and total risk-based ratios were 10.30%, 13.02%, and 14.27%, respectively, as of March 31, 2010, all exceeding the threshold for meeting the definition of well-capitalized.

As of March 31, 2010, management is not aware of any conditions or current recommendations by banking regulatory authorities which, if they were to be implemented, would have, or would be reasonably likely to have, a material adverse impact on CTBI’s liquidity, capital resources, or operations.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Interest rate risk management focuses on maintaining consistent growth in net interest income within Board-approved policy limits.  CTBI uses an earnings simulation model to analyze net interest income sensitivity to movements in interest rates.  Given a 200 basis point increase to the yield curve used in the simulation model, it is estimated net interest income for CTBI would increase by 0.97 percent over one year and by 0.85 percent over two years.  A 25 basis point decrease in the yield curve would decrease net interest income by an estimated 0.06 percent over one year and by 0.20 percent over two years.  For further discussion of CTBI’s market risk, see the Management’s Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Market Risk included in the Annual Report on Form 10-K for the year ended December 31, 2009.

Item  4.  Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

CTBI’s management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934.  As of the end of the period covered by this report, an evaluation was carried out by CTBI’s management, with the participation of our Chief Executive Officer and the Executive Vice President/Treasurer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, management concluded that disclosure controls and procedures as of March 31, 2010 were effective in ensuring material information required to be disclosed in this quarterly report on Form 10-Q was recorded, processed, summarized, and reported on a timely basis.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in CTBI’s internal control over financial reporting that occurred during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, CTBI’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	None

Item 1A.	Risk Factors	None

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	None

Item 3.	Defaults Upon Senior Securities	None

Item 4.	Reserved	None

Item 5.	Other Information:

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

COMMUNITY TRUST BANCORP, INC.

Date: May 7, 2010	By:	/s/ Jean R. Hale
Jean R. Hale
Chairman, President and Chief Executive Officer

By:	/s/ Kevin J. Stumbo
Kevin J. Stumbo
Executive Vice President and Treasurer
(Principal Financial Officer)