Form 10-Q
period 2010-06-30
COMMUNITY TRUST BANCORP INC /KY/
filed 2010-08-06
CIK 350852

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010

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

Common stock – 15,239,459 shares outstanding at July 31, 2010

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

Community Trust Bancorp, Inc.
Condensed Consolidated Balance Sheets

(dollars in thousands)	(unaudited) June 30 2010	December 31 2009
Assets:
Cash and due from banks	$71,196	$62,720
Interest bearing deposits	38,363	31,814
Federal funds sold	67,006	47,595
Cash and cash equivalents	176,565	142,129

Certificates of deposits in other banks	15,508	100
Securities available-for-sale at fair value
(amortized cost of $344,163 and $263,756, respectively)	352,616	270,237
Securities held-to-maturity at amortized cost
(fair value of $1,662 and $14,435, respectively)	1,662	14,336
Loans held for sale	1,466	1,818

Loans	2,441,222	2,435,760
Allowance for loan losses	(36,156)	(32,643)
Net loans	2,405,066	2,403,117

Premises and equipment, net	48,403	49,242
Federal Reserve Bank and Federal Home Loan Bank stock	29,054	29,048
Goodwill	65,059	65,059
Core deposit intangible (net of accumulated amortization of $7,174 and
$6,857, respectively)	331	648
Bank owned life insurance	38,812	38,117
Mortgage servicing rights	2,692	3,406
Other real estate owned	40,105	37,333
Other assets	31,953	32,069
Total assets	$3,209,292	$3,086,659

Liabilities and shareholders’ equity:
Deposits
Noninterest bearing	$494,901	$490,809
Interest bearing	2,076,226	1,971,400
Total deposits	2,571,127	2,462,209

Repurchase agreements	183,287	180,471
Federal funds purchased and other short-term borrowings	8,465	12,205
Advances from Federal Home Loan Bank	20,059	20,671
Long-term debt	61,341	61,341
Other liabilities	34,682	28,305
Total liabilities	2,878,961	2,765,202

Shareholders’ equity:
Preferred stock, 300,000 shares authorized and unissued	-	-
Common stock, $5 par value, shares authorized 25,000,000;
shares outstanding 2010 – 15,227,945; 2009 – 15,183,987	76,140	75,920
Capital surplus	153,640	152,484
Retained earnings	95,057	88,840
Accumulated other comprehensive income, net of tax	5,494	4,213
Total shareholders’ equity	330,331	321,457

Total liabilities and shareholders’ equity	$3,209,292	$3,086,659

See notes to condensed consolidated financial statements.

Community Trust Bancorp, Inc.
Condensed Consolidated Statements of Income and Other Comprehensive Income
(unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30
(in thousands except per share data)	2010	2009	2010	2009

Interest income:
Interest and fees on loans, including loans held for sale	$35,165	$34,434	$70,316	$68,622
Interest and dividends on securities
Taxable	2,394	2,499	4,608	5,098
Tax exempt	394	498	818	928
Interest and dividends on Federal Reserve and Federal
Home Loan Bank stock	343	340	962	684
Other, including interest on federal funds sold	148	154	237	269
Total interest income	38,444	37,925	76,941	75,601

Interest expense:
Interest on deposits	7,637	10,435	15,233	21,489
Interest on repurchase agreements and other short-term
borrowings	512	599	1,047	1,271
Interest on advances from Federal Home Loan Bank	17	482	38	958
Interest on long-term debt	1,000	1,000	2,000	2,000
Total interest expense	9,166	12,516	18,318	25,718

Net interest income	29,278	25,409	58,623	49,883
Provision for loan losses	3,106	4,522	8,828	6,503
Net interest income after provision for loan losses	26,172	20,887	49,795	43,380

Noninterest income:
Service charges on deposit accounts	5,949	5,517	11,246	10,466
Gains on sales of loans, net	337	1,309	779	3,240
Trust income	1,458	1,249	2,882	2,411
Loan related fees	46	1,494	886	2,242
Bank owned life insurance	407	287	812	543
Securities gains (losses)	0	(4)	0	515
Other	1,345	1,103	2,678	2,291
Total noninterest income	9,542	10,955	19,283	21,708

Noninterest expense:
Salaries and employee benefits	11,632	10,650	23,077	21,918
Occupancy, net	1,742	1,714	3,483	3,518
Equipment	959	1,269	1,942	2,388
Data processing	1,697	1,514	3,283	3,001
Bank franchise tax	977	918	1,955	1,828
Legal and professional fees	1,014	924	1,838	1,994
FDIC insurance	1,140	2,250	2,139	3,746
Other real estate owned provision and expense	606	386	1,478	899
Other	3,888	3,953	7,901	8,083
Total noninterest expense	23,655	23,578	47,096	47,375

Income before income taxes	12,059	8,264	21,982	17,713
Income taxes	3,506	2,327	6,638	5,196
Net income	8,553	5,937	15,344	12,517

Other comprehensive income, net of tax:
Unrealized holding gains on securities available-for-sale	964	56	1,281	1,142
Comprehensive income	$9,517	$5,993	$16,625	$13,659

Basic earnings per share	$0.56	$0.39	$1.01	$0.83
Diluted earnings per share	$0.56	$0.39	$1.01	$0.82

Weighted average shares outstanding-basic	15,228	15,127	15,215	15,101
Weighted average shares outstanding-diluted	15,305	15,219	15,252	15,194

Dividends declared per share	$0.30	$0.30	$0.60	$0.60

See notes to condensed consolidated financial statements.

Community Trust Bancorp, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended
	June 30
(in thousands)	2010	2009

Cash flows from operating activities:
Net income	$15,344	$12,517
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,326	2,712
Deferred taxes	0	581
Stock based compensation	380	283
Excess tax benefits of stock-based compensation	21	313
Provision for loan and other real estate losses	9,223	7,030
Securities gains	0	(515)
Gains on sale of mortgage loans held for sale	(779)	(3,240)
(Gains) losses on sale of assets, net	16	(11)
Proceeds from sale of mortgage loans held for sale	36,794	162,972
Funding of mortgage loans held for sale	(35,663)	(159,708)
Amortization of securities premiums, net	954	929
Change in cash surrender value of bank owned life insurance	(695)	(444)
Mortgage servicing rights
Fair value adjustments	981	(237)
New servicing assets created	(267)	(1,002)
Changes in:
Other liabilities	5,695	8,785
Other assets	265	467
Net cash provided by operating activities	34,595	31,432

Cash flows from investing activities:
Certificates of deposit in other banks
Purchase of certificates of deposit	(16,363)	(29,400)
Maturity of certificates of deposit	955	0
Securities available-for-sale:
Proceeds from sales	43,358	37,451
Proceeds from prepayments and maturities	5,005	51,744
Purchase of securities	(129,723)	(118,454)
Securities held-to-maturity:
Proceeds from prepayments and maturities	13,153	6,179
Purchase of securities	(480)	(480)
Change in loans, net	(17,230)	(49,582)
Purchase of premises and equipment	(1,170)	(1,900)
Proceeds from sale of premises and equipment	2	24
Additional investment in equity securities	(6)	(8)
Proceeds from sale of other real estate and other repossessed assets	3,304	2,155
Additional investment in other real estate owned	(185)	(508)
Additional investment in bank owned life insurance	0	(945)
Net cash used in investing activities	$(99,380)	$(103,724)

Cash flows from financing activities:
Change in deposits, net	$108,918	$62,119
Change in repurchase agreements and other short-term borrowings, net	(924)	3,088
Payments on advances from Federal Home Loan Bank	(612)	(31)
Issuance of common stock	975	1,375
Excess tax benefits of stock-based compensation	(21)	(313)
Dividends paid	(9,115)	(9,045)
Net cash provided by financing activities	99,221	57,193
Net increase (decrease) in cash and cash equivalents	34,436	(15,099)
Cash and cash equivalents at beginning of period	142,129	140,878
Cash and cash equivalents at end of period	$176,565	$125,779

Supplemental disclosures:
Income taxes paid	$4,200	$3,468
Interest paid	15,288	23,353
Non-cash activities
Loans to facilitate the sale of other real estate and other repossessed assets	146	281
Common stock dividends accrued, paid in subsequent quarter	4,568	4,540
Real estate acquired in settlement of loans	6,599	12,357

See notes to condensed consolidated financial statements.

Community Trust Bancorp, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1 - Summary of Significant Accounting Policies

In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments (which consist of normal recurring accruals) necessary, to present fairly the condensed consolidated financial position as of June 30, 2010, the results of operations for the three and six months ended June 30, 2010 and 2009, and the cash flows for the six months ended June 30, 2010 and 2009.  In accordance with accounting principles generally accepted in the United States of America for interim financial information, these statements do not include certain information and footnote disclosures required by accounting principles generally accepted in the United States of America for complete annual financial statements.  The results of operations for the three and six months ended June 30, 2010 and 2009, and the cash flows for the six months ended June 30, 2010 and 2009, are not necessarily indicative of the results to be expected for the full year.  The condensed consolidated balance sheet as of December 31, 2009 has been derived from the audited consolidated financial statements of Community Trust Bancorp, Inc. (“CTBI”) for that period.  For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2009, included in CTBI’s Annual Report on Form 10-K.

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

➢ Effect of a Loan Modification When the Loan is Part of a Pool that is Accounted for as a Single Asset – a consensus of the FASB Emerging Issues Task Force – In April 2010, the FASB issued ASU No. 2010-18, Receivables (Topic 310) – Effect of a Loan Modification When the Loan is Part of a Pool that is Accounted for as a Single Asset – a consensus of the FASB Emerging Issues Task Force.  ASU 2010-18 provides guidance on account for acquired loans that have evidence of credit deterioration upon acquisition. It allows acquired assets with common risk characteristics to be accounted for in the aggregate as a pool.  ASU 2010-18 is effective for modifications of loans accounted for within pools under Subtopic 310-30 in the first interim or annual reporting period ending on or after July 15, 2010.  We do not expect ASU 2010-18 to have an impact on our financial condition, results of operations, or disclosures.

➢ Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses – In July 2010, the FASB released ASU 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.  The standard will help investors assess the credit risk of a company's receivables portfolio and the adequacy of its allowance for credit losses held against the portfolios by expanding credit risk disclosures.  Companies will be required to provide more information about the credit quality of their financing receivables in the disclosures to financial statements, such as aging information and credit quality indicators.  Both new and existing disclosures must be disaggregated by portfolio segment or class.  The disaggregation of information is based on how a company develops its allowance for credit losses and how it manages its credit exposure.

The standard will require CTBI to expand disclosures about the credit quality of our loans and the related reserves against them.  The additional disclosures will include details on our past due loans, credit quality indicators, and modifications of loans.  CTBI will adopt the standard beginning with our December 31, 2010 financial statements.

Note 2 – Stock-Based Compensation

CTBI’s compensation expense related to stock option grants was $198 thousand and $238 thousand, respectively, for the six months ended June 30, 2010 and 2009, respectively.  Restricted stock expense for the first six months of 2010 and 2009 was $182 thousand and $45 thousand, respectively.  As of June 30, 2010, there was a total of $0.4 million of unrecognized compensation expense related to unvested stock option awards that will be recognized as expense as the awards vest over a weighted average period of 1.9 years.

There were options to purchase 4,525 shares of CTBI common stock and 44,996 shares of restricted stock granted during the six months ended June 30, 2010.  The options were granted pursuant to the terms of the 2006 Stock Ownership Incentive Plan, with an exercise price per share of $25.09 (equal to fair market value on date of grant), a term of 10 years, and vesting in five years.   The restrictions on the restricted stock will lapse at the end of five years.  However, in the event of a change in control of CTBI or the death of the participant, the restrictions will lapse.  In the event of the disability of the participant, the restrictions will lapse on a pro rata basis (with respect to 20% of the participant’s restricted stock for each year since the date of award). The Compensation Committee of the Board of Directors will have discretion to review and revise restrictions applicable to a participant’s restricted stock in the event of the participant’s retirement.  There were options to purchase 9,000 shares of CTBI common stock and 5,710 shares of restricted stock granted during the six months ended June 30, 2009.

The fair values of options granted during the six months ended June 30, 2010 and 2009, were established at the date of grant using a Black-Scholes option pricing model with the weighted average assumptions as follows:

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

The amortized cost and fair value of securities at June 30, 2010 are summarized as follows:

Available-for-Sale

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury and government agencies	$16,989	$352	$0	$17,341
State and political subdivisions	40,554	1,015	(38)	41,531
U.S. government sponsored agencies	238,495	7,120	(111)	245,504
Collateralized mortgage obligations	27,585	47	(106)	27,526
Total debt securities	323,623	8,534	(255)	331,902
Marketable equity securities	20,540	357	(183)	20,714
Total available-for-sale securities	$344,163	$8,891	$(438)	$352,616

Held-to-Maturity

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
State and political subdivisions	$1,182	$0	$0	$1,182
Other debt securities	480	0	0	480
Total held-to-maturity securities	$1,662	$0	$0	$1,662

The amortized cost and fair value of securities as of December 31, 2009 are summarized as follows:

Available-for-Sale

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury and government agencies	$16,994	$20	$(283)	$16,731
State and political subdivisions	44,529	1,222	(94)	45,657
U.S. government sponsored agencies	181,693	5,787	(83)	187,397
Total debt securities	243,216	7,029	(460)	249,785
Marketable equity securities	20,540	97	(185)	20,452
Total available-for-sale securities	$263,756	$7,126	$(645)	$270,237

Held-to-Maturity

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
State and political subdivisions	$1,576	$6	$0	$1,582
U.S. government sponsored agencies	12,280	93	0	12,373
Other debt securities	480	0	0	480
Total held-to-maturity securities	$14,336	$99	$0	$14,435

The amortized cost and fair value of securities at June 30, 2010 by contractual maturity are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale		Held-to-Maturity
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$5,772	$5,825	$0	$0
Due after one through five years	14,667	15,207	0	0
Due after five through ten years	24,066	24,549	0	0
Due after ten years	13,038	13,291	1,182	1,182
U.S. government sponsored agencies	238,495	245,504	0	0
Collateralized mortgage obligations	27,585	27,526	0	0
Other securities	0	0	480	480
Total debt securities	323,623	331,902	1,662	1,662
Marketable equity securities	20,540	20,714	0	0
Total securities	$344,163	$352,616	$1,662	$1,662

There were no pre-tax gains or losses as of June 30, 2010.  There was a combined gain of $519 thousand realized in the first six months of 2009 due to sales of five securities and a loss of $4 thousand due to a sale of one security in 2009.

The carrying value of securities pledged as collateral, to secure public deposits and for other purposes, was $104.0 million at June 30, 2010 and $89.2 million at December 31, 2009.

The book value of securities sold under agreements to repurchase amounted to $181.1 million at June 30, 2010 and $179.9 million at December 31, 2009.

CTBI evaluates its investment portfolio on a quarterly basis for impairment.  The analysis performed as of June 30, 2010 indicates that all impairment is considered temporary, market driven, and not credit-related. The percentage of total investments with unrealized losses as of June 30, 2010 was 7.6% compared to 8.5% as of December 31, 2009.  The following tables provide the amortized cost, gross unrealized losses, and fair market value, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position as of June 30, 2010 that are not deemed to be other-than-temporarily impaired.

Available-for-Sale

(in thousands)	Amortized Cost	Gross Unrealized Losses	Fair Value
Less Than 12 Months
States and political subdivision	$2,632	$(19)	$2,613
U.S. government sponsored agencies	7,890	(111)	7,779
Collateralized mortgage obligations	15,116	(106)	15,010
Total debt securities	25,638	(236)	25,402
Marketable equity securities	0	0	0
Total securities	25,638	(236)	25,402

12 Months or More
States and political subdivision	1,385	(20)	1,365
U.S. government sponsored agencies	0	0	0
Collateralized mortgage obligations	0	0	0
Total debt securities	1,385	(20)	1,365
Marketable equity securities	329	(183)	146
Total securities	1,714	(203)	1,511

Total
States and political subdivision	4,017	(38)	3,978
U.S. government sponsored agencies	7,890	(111)	7,779
Collateralized mortgage obligations	15,116	(106)	15,010
Total debt securities	27,023	(255)	26,767
Marketable equity securities	329	(183)	146
Total securities	$27,352	$(438)	$26,913

As of June 30, 2010, there were no held-to-maturity securities with unrealized losses.

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

Available-for-Sale

(in thousands)	Amortized Cost	Gross Unrealized Losses	Fair Value
Less Than 12 Months
U.S. Treasury and government agencies	$14,992	$(283)	$14,709
States and political subdivision	2,567	(55)	2,512
U.S. government sponsored agencies	5,013	(83)	4,930
Total debt securities	22,572	(421)	22,151
Marketable equity securities	540	(185)	355
Total securities	23,112	(606)	22,506

12 Months or More
U.S. Treasury and government agencies	0	0	0
States and political subdivision	1,601	(39)	1,562
U.S. government sponsored agencies	0	0	0
Total debt securities	1,601	(39)	1,562
Marketable equity securities	0	0	0
Total securities	1,601	(39)	1,562

Total
U.S. Treasury and government agencies	14,992	(283)	14,709
States and political subdivision	4,168	(94)	4,074
U.S. government sponsored agencies	5,013	(83)	4,930
Total debt securities	24,173	(460)	23,713
Marketable equity securities	540	(185)	355
Total securities	$24,713	$(645)	$24,068

           As of December 31, 2009, there were no held-to-maturity securities with unrealized losses.

Note 4 – Loans

Major classifications of loans, net of unearned income and deferred loan origination costs, are summarized as follows:

(in thousands)	June 30 2010	December 31 2009
Commercial construction	$142,847	$141,440
Commercial secured by real estate	761,646	707,500
Commercial other	347,284	373,829
Real estate construction	47,957	51,311
Real estate mortgage	616,618	610,727
Consumer	507,724	530,905
Equipment lease financing	17,146	20,048
Total loans	$2,441,222	$2,435,760

Not included in the loan balances above were loans held for sale in the amount of $1.5 million and $1.8 million at June 30, 2010 and December 31, 2009, respectively.  The amount of capitalized fees and costs under ASC 310, formerly SFAS 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases, included in the above loan totals were $0.7 million at June 30, 2010 and $0.6 million at December 31, 2009.

Total nonperforming loans were as follows:

(in thousands)	June 30 2010	December 31 2009
Homogeneous pools of nonaccrual loans	$7,073	$5,643
Nonaccrual loans individually evaluated for impairment	38,362	26,604
Total nonaccrual loans	45,435	32,247

Loans greater than 90 days past due	16,857	9,067
Total nonperforming loans	$62,292	$41,314

Additional interest which would have been recorded for the quarter ended June 30, 2010 was $0.9 million compared to $0.4 million and $0.8 million for quarters ended December 31, 2009 and June 30, 2009, respectively.  Any loan greater than 90 days past due must be well secured and in the process of collection to continue accruing interest.

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

The recorded investments in impaired loans are summarized below:

(in thousands)	June 30 2010	December 31 2009
Impaired loans without specific reserves	$26,143	$12,775
Impaired loans with specific reserves	28,443	19,231
Restructured loans	5,604	6
Total impaired loans	$60,190	$32,012

Specific reserves for impaired loans totaled $9.3 million at June 30, 2010 compared to $6.6 million at December 31, 2009.  The average investment in impaired loans was $54.7 million and $30.2 million at June 30, 2010 and December 31, 2009, respectively.

Cash payments on impaired loans were as follows:

(in thousands)	June 30 2010	June 30 2009
Interest payments on impaired loans	$240	$252
Principal payments on impaired loans	1,159	1,523
Total payments	$1,399	$1,775

Activity in the allowance for loan and lease losses was as follows:

	Six Months Ended
	June 30
(in thousands)	2010	2009
Allowance balance at January 1	$32,643	$30,821
Additions to allowance charged against operations	8,828	6,503
Recoveries credited to allowance	1,618	1,668
Losses charged against allowance	(6,933)	(7,570)
Allowance balance at June 30	$36,156	$31,422

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

The following table presents the components of mortgage banking income:

	Three Months Ended		Six Months Ended
	June 30		June 30
(in thousands)	2010	2009	2010	2009
Net gain on sale of loans held for sale	$337	$1,309	$779	$3,240
Net loan servicing income (loss)
Servicing fees	275	262	548	500
Late fees	18	15	34	33
Ancillary fees	57	161	123	388
Fair value adjustments	(855)	511	(981)	237
Net loan servicing income (loss)	(505)	949	(276)	1,158
Mortgage banking income (loss)	$(168)	$2,258	$503	$4,398

Mortgage loans serviced for others are not included in the accompanying balance sheets.  Mortgage loans serviced for the benefit of others (primarily FHLMC) at June 30, 2010, December 31, 2009, and June 30, 2009, were $438 million, $431 million, and $425 million, respectively.  Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors, and processing foreclosures.  Custodial escrow balances maintained in connection with the foregoing loan servicing, and included in demand deposits, were approximately $1.2 million at June 30, 2010, $0.6 million at December 31, 2009, and $1.2 million at June 30, 2009.

Activity for capitalized mortgage servicing rights using the fair value method was as follows:

	Six Months Ended
	June 30
(in thousands)	2010	2009
Fair value, beginning of period	$3,406	$2,168
New servicing assets created	267	1,002
Change in fair value during the period due to:
Time decay (1)	(74)	(76)
Payoffs (2)	(58)	(392)
Changes in valuation inputs or assumptions (3)	(849)	705
Fair value, end of period	$2,692	$3,407

(1)	Represents decrease in value due to regularly scheduled loan principal payments and partial loan paydowns.
(2)	Represents decrease in value due to loans that paid off during the period.
(3)	Represents change in value resulting from market-driven changes in interest rates and prepayment speeds.

The fair value of capitalized mortgage servicing rights was $2.7 million at June 30, 2010 compared to $3.4 million at December 31, 2009 and $3.4 million at June 30, 2009.  Fair values were determined by third-party valuations using a discount rate of 10.0% for the quarters ended June 30, 2010, December 31, 2009 and June 30, 2009, and weighted average default rates of 2.1%, 1.9% and 1.5% respectively.  Prepayment speeds generated using the Andrew Davidson Prepayment Model averaged 17.9%, 13.6%, and 13.3% at June 30, 2010, December 31, 2009, and June 30, 2009, respectively.  MSR values are very sensitive to movement in interest rates as expected future net servicing income depends on the projected balance of the underlying loans, which can be greatly impacted by the level of prepayments.  CTBI does not currently hedge against changes in the fair value of its MSR portfolio.

Note 6 – Other Real Estate Owned

Activity for foreclosed properties during the six months ended June 30, 2010 and 2009 was as follows:

(in thousands)	2010	2009
Beginning balance, January 1	$37,333	$10,425
New assets acquired	6,450	12,358
Capitalized costs	185	508
Fair value adjustments	(395)	(517)
Sale of assets	(3,468)	(2,405)
Ending balance, June 30	$40,105	$20,369

Carrying costs and fair value adjustments associated with foreclosed properties at June 30, 2010 and 2009, respectively, were $1.5 million and $0.9 million.

Note 7 – Borrowings

Short-term debt consists of the following:

(in thousands)	June 30 2010	December 31 2009
Subsidiaries:
Repurchase agreements	$183,287	$180,471
Federal funds purchased	8,465	12,205
Total short-term debt	$191,752	$192,676

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

All federal funds purchased and the majority of repurchase agreements mature and reprice daily.  The average rates paid for federal funds purchased and repurchase agreements on June 30, 2010 were 0.15% and 1.09%, respectively.

The maximum balance for repurchase agreements at any month-end during the second quarter 2010 occurred at May 31, 2010, with a month-end balance of $191.5 million.  The average balance of repurchase agreements for the quarter was $184.8 million.

Federal Home Loan Bank advances consisted of the following monthly amortizing and term borrowings:

(in thousands)	June 30 2010	December 31 2009
Monthly amortizing	$59	$671
Term	20,000	20,000
Total advances	$20,059	$20,671

The advances from the Federal Home Loan Bank that require monthly principal payments were due for repayment as follows:

	Principal Payments Due by Period at June 30, 2010
(in thousands)	Total	Within 1 Year	2 Years	3 Years	4 Years	5 Years	After 5 Years
Outstanding advances, weighted average interest rate – 1.40%	$59	$9	$8	$8	$8	$7	$19

The term advances that require the total payment to be made at maturity follow:

(in thousands)	June 30 2010	December 31 2009
Advance #156, 0.43%, due 1/29/10	$0	$20,000
Advance #157, 0.32%, due 7/28/10	20,000	0
Total term advances	$20,000	$20,000

Advances totaling $20.1 million at June 30, 2010 were collateralized by FHLB stock of $24.7 million and a blanket lien on qualifying first mortgage loans.  As of June 30, 2010, CTBI had a $312.1 million FHLB borrowing capacity with $20.1 million in advances and $98.3 million in letters of credit leaving $193.7 million available for additional advances.  The advances had fixed interest rates ranging from 0.32% to 2.00% with a weighted average rate of 0.32%.  The advances are subject to restriction or penalties in the event of prepayment.

Long-term debt consists of the following:

(in thousands)	June 30 2010	December 31 2009
Junior subordinated debentures, 6.52%, due 6/1/37	$61,341	$61,341

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

Note 8 – Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 30		June 30
(in thousands except per share data)	2010	2009	2010	2009
Numerator:
Net income	$8,553	$5,937	$15,344	$12,517

Denominator:
Basic earnings per share:
Weighted average shares	15,228	15,127	15,215	15,101
Diluted earnings per share:
Effect of dilutive stock options	77	92	37	93
Adjusted weighted average shares	15,305	15,219	15,252	15,194

Earnings per share:
Basic earnings per share	$0.56	$0.39	$1.01	$0.83
Diluted earnings per share	$0.56	$0.39	$1.01	$0.82

Options to purchase 385,022 and 422,972 common shares, respectively, were excluded from the diluted calculations above for the three and six months ended June 30, 2010 because the exercise prices on the options were greater than the average market price for the period.  Options to purchase 388,024 common shares were excluded from the diluted calculations above for the three and six months ended June 30, 2009.

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

Level 2 Inputs – Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. These might include quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals.

Level 3 Inputs – Unobservable inputs for determining the fair values of assets or liabilities that reflect an entity’s own assumptions about the assumptions that market participants would use in pricing the assets or liabilities.

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

Assets Measured on a Recurring Basis

The following tables present information about CTBI’s assets measured at fair value on a recurring basis as of June 30, 2010 and December 31, 2009, and indicates the fair value hierarchy of the valuation techniques utilized by CTBI to determine such fair value.

(in thousands)		Fair Value Measurements at June 30, 2010 Using
	Fair Value June 30 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities:
U.S. Treasury and government agencies	$17,341	$0	$17,341	$0
State and political subdivisions	41,531	0	41,531	0
U.S. government sponsored agencies and mortgage-backed pass through certificates	273,030	0	273,030	0
Marketable equity securities	20,714	0	20,503	211
Mortgage servicing rights	2,692	0	0	2,692
Total recurring assets measured at fair value	$355,308	$0	$352,405	$2,903

(in thousands)		Fair Value Measurements at December 31, 2009 Using
	Fair Value December 31 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities:
U.S. Treasury and government agencies	$16,731	$0	$16,731	$0
State and political subdivisions	45,657	0	45,657	0
U.S. government sponsored agencies and mortgage-backed pass through certificates	187,397	0	187,397	0
Marketable equity securities	20,452	0	20,241	211
Mortgage servicing rights	3,406	0	0	3,406
Total recurring assets measured at fair value	$273,643	$0	$270,026	$3,617

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

Mortgage Servicing Rights – Level 3 Inputs.  CTBI records MSRs at fair value on a recurring basis with subsequent remeasurement of MSRs based on change in fair value.  In determining fair value, CTBI utilizes the expertise of an independent third party.  An estimate of the fair value of CTBI’s MSRs is determined by the independent third party utilizing discounted cash flow models and assumptions about mortgage interest rates, discount rates, mortgage loan prepayment speeds, market trends and industry demand.  All of CTBI’s MSRs are classified as Level 3.

Following is a reconciliation of the beginning and ending balances of recurring fair value measurements using significant unobservable (Level 3) inputs:

	Three Months Ended		Six Months Ended
	June 30		June 30
Marketable Equity Securities (in thousands)	2010	2009	2010	2009
Beginning balance	$211	$211	$211	$540
Total realized and unrealized gains and losses
Included in net income	0	0	0	0
Transfer of Securities from Level 3 to Level 2	0	0	0	0
Purchases	0	0	0	0
Issuances	0	0	0	0
Settlements	0	0	0	(329)
Ending balance	$211	$211	$211	$211

	Three Months Ended		Six Months Ended
	June 30		June 30
Mortgage Servicing Rights (in thousands)	2010	2009	2010	2009
Beginning balance	$3,442	$2,475	$3,406	$2,168
Total realized and unrealized gains and losses
Included in net income	(834)	744	(849)	705
Transfer of Securities from Level 3 to Level 2	0	0	0	0
Purchases	0	0	0	0
Issuances	105	420	267	1,002
Settlements	(21)	(232)	(132)	(468)
Ending balance	$2,692	$3,407	$2,692	$3,407

Assets Measured on a Non-Recurring Basis

Assets measured at fair value on a non-recurring basis as of June 30, 2010 and December 31, 2009 are summarized below:

(in thousands)		Fair Value Measurements at June 30, 2010 Using
	Fair Value June 30 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$15,317	$0	$0	$15,317
Other real estate/assets owned	3,898	0	0	3,898

(in thousands)		Fair Value Measurements at December 31, 2009 Using
	Fair Value December 31 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$8,387	$0	$0	$8,387
Other real estate/assets owned	8,331	0	0	8,331

Impaired Loans – Level 3 Inputs.  Loans considered impaired under ASC 310, formerly FAS 114, Accounting, Accounting by Creditors for Impairment of a Loan, as amended by SFAS No. 118, Accounting by Creditors for Impairment of a Loan — Income Recognition and Disclosure, are loans for which, based on current information and events, it is probable that the creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement.  Impaired loans are subject to nonrecurring fair value adjustments to reflect (1) partial write-downs that are based on the observable market price or current appraised value of the collateral less discounts for costs to sell and other estimated discounts or (2) the full charge-off of the loan carrying value. Quarter-to-date fair value adjustments on impaired loans were $2.1 million at June 30, 2010 compared to $1.1 million and $2.4 million for quarters ended December 31, 2009 and June 30, 2009, respectively. Year-to-date fair value adjustments on impaired loans were $5.6 million for both June 30, 2010 and December 31, 2009.

Other real estate/assets owned – Level 3 Inputs.  In accordance with the provisions of FASB Codification Topic 360, formerly FAS 144, long-lived assets held for sale with a carrying amount of $3.9 million were written down to their fair value less costs to sale during the year.  Long-lived assets are subject to nonrecurring fair value adjustments to reflect partial write-downs that are based on the observable market price or current appraised value of the collateral.  Quarter-to-date fair value adjustments on other real estate/assets owned were $0.1 million, $0.7 million, and $0.2 million for quarters ended June 30, 2010, December 31, 2009, and June 30, 2009, respectively. Year-to-date fair value adjustments on other real estate/assets owned were $0.4 million as of June 30, 2010 compared to $1.4 million as of December 31, 2009.

The following table presents the carrying amounts and estimated fair values of financial instruments at June 30, 2010 and December 31, 2009:

(in thousands)	June 30, 2010		December 31, 2009
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets
Cash and cash equivalents	$176,565	$176,565	$142,129	$142,129
Certificates of deposits in other banks	15,508	15,489	100	100
Securities available-for-sale	352,616	352,616	270,237	270,237
Securities held-to-maturity	1,662	1,662	14,336	14,435
Loans, net (including impaired loans)	2,405,066	2,397,560	2,403,117	2,407,703
Loans held for sale	1,466	1,494	1,818	1,845
Federal Reserve Bank stock	4,354	4,354	4,348	4,348
Federal Home Loan Bank stock	24,700	24,700	24,700	24,700
Accrued interest receivable	11,769	11,769	11,936	11,936
Capitalized mortgage servicing rights	2,692	2,692	3,406	3,406
Total financial assets	$2,996,398	$2,988,901	$2,876,127	$2,880,839

Financial liabilities
Deposits	$2,571,127	$2,572,347	$2,462,209	$2,462,676
Repurchase agreements	183,287	183,385	180,471	180,776
Federal funds purchased	8,465	8,465	12,205	12,205
Advances from Federal Home Loan Bank	20,059	20,059	20,671	20,670
Long-term debt	61,341	30,832	61,341	29,522
Accrued interest payable	6,716	6,716	3,686	3,686
Total financial liabilities	$2,850,995	$2,821,804	$2,740,583	$2,709,535

Unrecognized financial instruments
Letters of credit	$0	$0	$0	$0
Commitments to extend credit	0	0	0	0
	$0	$0	$0	$0

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and cash equivalents – The carrying amount approximates fair value.

Certificates of deposit in other banks – Fair values are based on quoted market prices or dealer quotes.

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

Other financial instruments – The estimated fair value for other financial instruments and off-balance sheet loan commitments approximates cost at June 30, 2010 and December 31, 2009.  Off-balance sheet loan commitments at June 30, 2010 and December 31, 2009 were $421.6 million and $425.1 million, respectively.

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

Overview

Community Trust Bancorp, Inc. (“CTBI”) is a bank holding company headquartered in Pikeville, Kentucky.  At June 30, 2010, CTBI owned one commercial bank and one trust company.  Through its subsidiaries, CTBI has seventy-six banking locations in eastern, northeastern, central, and south central Kentucky and southern West Virginia, and five trust offices across Kentucky.  At June 30, 2010, CTBI had total consolidated assets of $3.2 billion and total consolidated deposits, including repurchase agreements, of $2.8 billion, making it the largest depository of Kentucky based deposits of any bank holding company headquartered in the Commonwealth of Kentucky.  Total shareholders’ equity at June 30, 2010 was $330.3 million.

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

At December 31, 2009, all of the financial institutions holding CTBI’s or its subsidiary’s cash accounts were participating in the FDIC’s Transaction Account Guarantee Program.  Under the program, through December 31, 2010, all noninterest-bearing transaction accounts at these institutions are fully guaranteed by the FDIC for the entire amount in the account.  Effective January 1, 2010 one correspondent bank opted out of the program leaving CTBI with exposure of $1.2 million at June 30, 2010.  The Dodd-Frank financial reform bill extended the unlimited FDIC insurance on noninterest-bearing transaction accounts through December 31, 2012.  Beginning January 1, 2011, this will apply to all insured institutions, including those who opted out of the current rules.

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

Stock Options – At June 30, 2010 and December 31, 2009, CTBI had a share-based employee compensation plan, which is described more fully in note 14 to the consolidated financial statements for the year ended December 31, 2009, included in CTBI’s Annual Report on Form 10-K.  CTBI accounts for this plan under the recognition and measurement principles of ASC 718, formerly FAS 123R, Share-Based Payment.

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

Dividends

The following schedule shows the quarterly cash dividends paid for the past six quarters:

Pay Date	Record Date	Amount Per Share
July 1, 2010	June 15, 2010	$0.30
April 1, 2010	March 15, 2010	$0.30
January 1, 2010	December 15, 2009	$0.30
October 1, 2009	September 15, 2009	$0.30
July 1, 2009	June 15, 2009	$0.30
April 1, 2009	March 15, 2009	$0.30

On July 27, 2010, CTBI announced an increase in the quarterly cash dividend to $0.305 per share to be paid on October 1, 2010, to shareholders of record on September 15, 2010.

Statement of Income Review

CTBI reported earnings for the second quarter 2010 of $8.6 million or $0.56 per basic share compared to $6.8 million or $0.45 per basic share earned during the quarter ended March 31, 2010 and $5.9 million or $0.39 per basic share earned during the second quarter of 2009.  Earnings for the six months ended June 30, 2010 were $15.3 million or $1.01 per basic share compared to $12.5 million or $0.83 per basic share for the six months ended June 30, 2009.

Earnings Summary
(in thousands except per share data)	2Q 2010	1Q 2010	2Q 2009	6 Months 2010	6 Months 2009
Net income	$8,553	$6,791	$5,937	$15,344	$12,517
Earnings per share	$0.56	$0.45	$0.39	$1.01	$0.83
Earnings per share--diluted	$0.56	$0.45	$0.39	$1.01	$0.82

Return on average assets	1.06%	0.88%	0.78%	0.98%	0.83%
Return on average equity	10.40%	8.47%	7.54%	9.44%	8.02%
Efficiency ratio	60.41%	59.45%	64.25%	59.93%	66.08%
Tangible common equity	8.43%	8.36%	8.38%	8.43%	8.38%

Dividends declared per share	$0.30	$0.30	$0.30	$0.60	$0.60
Book value per share	$21.69	$21.35	$20.80	$21.69	$20.80

Weighted average shares	15,228	15,202	15,127	15,215	15,101
Weighted average shares--diluted	15,305	15,235	15,219	15,252	15,194

Second Quarter 2010 Highlights

❖
As announced on June 8, 2010, CTBI has entered into an acquisition agreement and plan of share exchange with LaFollette First National Corporation and First National Bank of LaFollette, the wholly-owned subsidiary of LaFollette Corporation.

❖
CTBI's quarterly basic earnings per share increased $0.11 per share from first quarter 2010 and $0.17 per share from second quarter 2009.  Year-to-date basic earnings per share increased $0.18 per share from prior year.  Year-to-date earnings were positively impacted by increased net interest income; however, this was partially offset by an increased provision for loan losses.

❖	CTBI experienced significant improvement in our net interest margin year over year; however, our net interest margin for the quarter decreased 20 basis points from first quarter 2010.

❖
Nonperforming loans increased $7.4 million during the second quarter 2010 to $62.3 million compared to $54.9 million at prior quarter end and $59.6 million at June 30, 2009.  The linked quarter increase in nonperforming loans was in the nonaccrual classification.  Nonperforming assets increased $8.7 million from prior quarter-end and $22.5 million from prior year second quarter.

❖
The loan loss provision for the six months ended June 30, 2010 increased $2.3 million from prior year to support the increase in nonperforming loans year over year per CTBI’s robust loan portfolio management process and loan loss reserve analysis.  This increase resulted in an increase in the loan loss reserve ratio to 1.48% from 1.32% at June 30, 2009.

❖
Net loan charge-offs for the quarter ended June 30, 2010 of $1.8 million, or 0.30% of average loans annualized, was a reduction from prior quarter’s 0.58% and from the 0.63% experienced for the second quarter 2009.

❖
Noninterest income decreased for the period ended June 30, 2010 compared to same period 2009 as a result of decreased gains on sales of loans and loan related fees.  The decrease in loan related fees resulted from a $0.7 million decline in the fair value of our mortgage servicing rights portfolio.  The decline in these noninterest income sources, however, was partially offset by increases in trust revenue and deposit service charges.

❖
Our loan portfolio increased $12.3 million, an annualized rate of 2.0%, during the quarter with increases in the commercial and residential loan portfolios offset partially by a decline in the consumer loan portfolio.

❖	Our investment portfolio increased $32.9 million during the quarter as deposit growth continued to be stronger than loan demand.

❖	Our tangible common equity/tangible assets ratio remains strong at 8.43%.

CTBI had basic weighted average shares outstanding of 15.2 million for both the three and six months ended June 30, 2010 compared to 15.1 million for both the three and six months ended June 30, 2009.  The following table sets forth on an annualized basis the return on average assets and return on average shareholders’ equity for the three months and six months ended June 30, 2010 and 2009:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2010	2009	2010	2009
Return on average shareholders' equity	10.40%	7.54%	9.44%	8.02%
Return on average assets	1.06%	0.78%	0.98%	0.83%

Net Interest Income

CTBI saw improvement in its net interest margin of 49 basis points for the first six months of 2010 and 38 basis points for the second quarter 2010 compared to 2009; however, we saw a 20 basis point decline from prior quarter due to the increase in deposits during a time of weak loan demand and limited alternative investment opportunities.  Net interest income for the quarter decreased 0.2% from prior quarter but increased 15.2% from prior year second quarter with average earning assets increasing 3.6% and 4.2%, respectively, for the same periods.  The yield on average earning assets decreased 26 basis points from prior quarter and 14 basis points from prior year second quarter as higher yielding investment opportunities are limited.  The cost of interest bearing funds decreased 7 basis points and 68 basis points, respectively, for the same periods.  Net interest income for the six months ended June 30, 2010 increased 17.5% from prior year.

The following table summarizes the annualized net interest spread and net interest margin for the three and six months ended June 30, 2010 and 2009.

	Three Months Ended		Six Months Ended
	June 30		June 30
	2010	2009	2010	2009
Yield on interest earning assets	5.24%	5.38%	5.36%	5.45%
Cost of interest bearing funds	1.56	2.25	1.60	2.34
Net interest spread	3.68%	3.13%	3.76%	3.11%

Net interest margin	4.00%	3.62%	4.10%	3.61%

Provision for Loan Losses

The analysis of the changes in the allowance for loan losses and selected ratios is set forth below:

	Six Months Ended
	June 30
(in thousands)	2010	2009
Allowance balance at January 1	$32,643	$30,821
Additions to allowance charged against operations	8,828	6,503
Recoveries credited to allowance	1,618	1,668
Losses charged against allowance	(6,933)	(7,570)
Allowance balance at June 30	$36,156	$31,422

Allowance for loan losses to period-end loans	1.48%	1.32%
Average loans, net of unearned income	$2,438,738	$2,352,664
Provision for loan losses to average loans, annualized	0.73%	0.56%
Loan charge-offs net of recoveries, to average loans, annualized	0.44%	0.51%

Net loan charge-offs for the quarter were $1.8 million, or 0.30% of average loans annualized, a decline from prior quarter’s $3.5 million or 0.58% and prior year second quarter's $3.7 million or 0.63%.  Of the total net charge-offs for the quarter of $1.8 million, $0.6 million was in commercial loans, $0.5 million was in indirect auto loans, and $0.4 million was in residential real estate mortgage loans.  Specific reserves covered 77.0% of the commercial loan charge-offs.  Allocations to loan loss reserves were $3.1 million for the quarter ended June 30, 2010 compared to $5.7 million for the quarter ended March 31, 2010 and $4.5 million for the quarter ended June 30, 2009.  Our loan loss reserves as a percentage of total loans outstanding at June 30, 2010 increased to 1.48% from 1.44% at March 31, 2010 and 1.32% at June 30, 2009.  The adequacy of our loan loss reserves is analyzed quarterly and adjusted as necessary with a focus on maintaining appropriate reserves for potential losses.  The analysis includes an individual loan review including current valuation of the collateral.  Specific reserves are allocated to address any identified shortfalls in collateral while additional reserves address many other considerations, including but not limited to historical losses, loss trends, and current economic conditions, for an adequate reserve coverage.

Noninterest Income

Noninterest income for the quarter ended June 30, 2010 decreased 2.0% and 12.9% from prior quarter and prior year second quarter, respectively.  Year-to-date noninterest income declined 11.2% from prior year.  The decrease in noninterest income was significantly impacted by decreased gains on sales of loans as 2009 was a period of significant refinancing of residential real estate loans, as well as a $0.7 million decline in the fair value of our mortgage servicing rights.  The decline in these noninterest income sources was partially offset by increases in trust and brokerage revenue and deposit service charges.

Noninterest Expense

Noninterest expense for the quarter increased 0.9% from prior quarter and 0.3% from prior year second quarter.  Noninterest expense for the first six months 2010, however, decreased 0.6% from 2009 as increased personnel expenses were offset by a decrease in FDIC insurance premiums and special assessment.

 Balance Sheet Review

CTBI continues to experience internal growth of its banking franchise.  Total assets at $3.2 billion increased an annualized 5.1% during the quarter and an annualized 8.0% from December 31, 2009.  Loans outstanding at June 30, 2010 were $2.4 billion with an annualized 2.0% growth from March 31, 2010 and an annualized 0.5% growth from December 31, 2009.  CTBI's investment portfolio increased $32.9 million over prior quarter and $69.7 million from prior year-end as CTBI continues to experience good growth in its deposit base while loan demand remains weak.  Deposits, including repurchase agreements, at $2.8 billion increased an annualized 5.5% from prior quarter and an annualized 8.5% from December 31, 2009.

Shareholders’ equity at June 30, 2010 was $330.3 million compared to $324.9 million at March 31, 2010 and $321.5 million at December 31, 2009.  CTBI's annualized dividend yield to shareholders as of June 30, 2010 was 4.78%.

Loans

Loan growth during the quarter of $16.9 million in the commercial loan portfolio and $6.9 million in the residential loan portfolio was partially offset by a decline in the consumer loan portfolio of $11.5 million. The commercial and residential loan portfolios increased $26.1 million and $2.5 million, respectively, from December 31, 2009, while the consumer loan portfolio decreased $23.2 million.

The following tables summarize CTBI’s nonperforming loans as of June 30, 2010 and December 31, 2009.

(in thousands)	Nonaccrual Loans	As a % of Loan Balances by Category	Accruing Loans Past Due 90 Days or More	As a % of Loan Balances by Category	Total Loan Balances
June 30, 2010
Commercial construction	$16,963	11.87%	$401	0.28%	$142,847
Commercial secured by real estate	14,302	1.88	11,696	1.54	761,646
Commercial other	8,398	2.42	1,514	0.44	347,284
Consumer real estate construction	662	1.38	20	0.04	47,957
Consumer real estate secured	5,110	0.83	2,817	0.46	616,618
Consumer other	0	0.00	409	0.08	507,724
Equipment lease financing	0	0.00	0	0.00	17,146
Total	$45,435	1.86%	$16,857	0.69%	$2,441,222

(in thousands)	Nonaccrual Loans	As a % of Loan Balances by Category	Accruing Loans Past Due 90 Days or More	As a % of Loan Balances by Category	Total Loan Balances
December 31, 2009
Commercial construction	$12,312	8.70%	$865	0.61%	$141,440
Commercial secured by real estate	9,803	1.39	5,640	0.80	707,500
Commercial other	4,489	1.20	286	0.08	373,829
Consumer real estate construction	1,244	2.42	0	0.00	51,311
Consumer real estate secured	4,399	0.72	1,698	0.28	610,727
Consumer other	0	0.00	578	0.11	530,905
Equipment lease financing	0	0.00	0	0.00	20,048
Total	$32,247	1.32%	$9,067	0.37%	$2,435,760

CTBI's total nonperforming loans were $62.3 million at June 30, 2010, an increase from the $54.9 million at March 31, 2010 and $41.3 million at December 31, 2009.  The $7.4 million increase in nonperforming loans during the quarter is primarily attributable to three commercial loan relationships, a $4.1 million motel loan, and $2.9 million in two residential real estate development loans in Central Kentucky.  Loans 30-89 days past due decreased $12.5 million during the quarter including the $7.4 million movement of loans into nonperforming status.  Loans past-due 30-89 days at June 30, 2010 were $23.7 million, a decrease from the $36.2 million at March 31, 2010 and the $24.8 million at December 31, 2009.  Our loan portfolio management processes focus on the immediate identification, management, and resolution of problem loans to maximize recovery and minimize loss.

Impaired loans increased $28.2 million during the six months ended June 30, 2010.  Of this increase, $13.4 million or 47.4% was in loans that are impaired for which no specific reserve is required.  Management makes this determination of impairment based on the present value of the expected future cash flows, discounted at the loan’s effective interest rate.  In cases where the loan is collateral-dependent, updated appraisals are obtained and selling costs are considered to arrive at an estimated current fair value.  When a loan is determined to have adequate cash flow or in the case of collateral dependent loans, when the collateral is of sufficient value to pay the entire amount of principal and interest due on a loan, no specific reserve is provided.

Our level of foreclosed properties increased to $40.1 million for the second quarter 2010 compared to the $38.6 million at March 31, 2010 and $37.3 million at December 31, 2009.  Sales of foreclosed properties for the six months ended June 30, 2010 totaled $3.5 million while new foreclosed properties totaled $6.5 million.  Our nonperforming loans and foreclosed properties remain primarily concentrated in our Central Kentucky Region.

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

Securities

CTBI uses its securities held-to-maturity for production of income and to manage cash flow needs through expected maturities.  CTBI uses its securities available-for-sale for income and balance sheet liquidity management.  Securities available-for-sale reported at fair value increased from $270.2 million as of December 31, 2009 to $352.6 million at June 30, 2010.  The excess of market over cost increased from $6.5 million at December 31, 2009 to $8.5 million at June 30, 2010.  Securities held-to-maturity decreased from $14.3 million to $1.7 million during the same period.  Total securities as a percentage of total assets were 9.2% as of December 31, 2009 and 11.0% as of June 30, 2010.

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

CTBI owns securities with an estimated fair value of $352.6 million that are designated as available-for-sale and available to meet liquidity needs on a continuing basis.  In addition, CTBI has $15.5 million in other investments consisting of certificates of deposits in other banks.  All investments in other banks are made at or below the FDIC insured maximum of $250 thousand.  CTBI also has available Federal Home Loan Bank advances for both liquidity and management of its asset/liability position.  FHLB advances decreased slightly from $20.7 million at December 31, 2009 to $20.1 million at June 30, 2010.  FHLB borrowing capacity at June 30, 2010 was $193.7 million.  Long-term debt remained at $61.3 million from December 31, 2009 to June 30, 2010.  The parent company has a $12 million line of credit, all of which is currently available for general corporate purposes.  At June 30, 2010, federal funds sold were $67.0 million compared to $47.6 million at December 31, 2009.  Additionally, management projects cash flows from CTBI’s investment portfolio to generate additional liquidity over the next 90 days.

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

The investment portfolio consists of investment grade short-term issues suitable for bank investments.  The majority of the investment portfolio is in U.S. government and government sponsored agency issuances.  The average life of the portfolio is 3.42 years. At the end of the second quarter 2010, available-for-sale (“AFS”) securities comprised approximately 99.5% of the total investment portfolio.  The AFS portfolio was approximately 106.7% of equity capital, and 83% of the pledge eligible portfolio was pledged.

CTBI’s stock repurchase program began in December 1998 with the authorization to acquire up to 500,000 shares and was increased by an additional 1,000,000 shares in July 2000 and in May 2005.  CTBI did not repurchase any shares of its common stock during the first six months of 2010.  There are currently 288,519 shares remaining under CTBI’s current repurchase authorization.  As of June 30, 2010, a total of 2,211,481 shares have been repurchased through this program.

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

CTBI’s principal source of funds used to pay dividends to shareholders and service long-term debt is the dividends it receives from the subsidiary bank.  Various federal statutory provisions, in addition to regulatory policies and directives, limit the amount of dividends that subsidiary banks can pay without prior regulatory approval.  These restrictions have had no major impact on CTBI’s dividend policy or its ability to service long-term debt, nor is it anticipated that they would have any major impact in the foreseeable future.  During the remainder of 2010, approximately $20.1 million plus any remaining 2010 net profits can be paid by CTBI’s banking subsidiary without prior regulatory approval.

The primary source of capital for CTBI is the retention of earnings.  CTBI paid cash dividends of $0.60 per share during the first six months of 2010.  Basic earnings per share for the same period were $1.01.  CTBI retained 41% of earnings for the first six months of 2010.  CTBI announced an increase in the quarterly cash dividend to $0.305 per share beginning with the October 1, 2010 payment.

Under guidelines issued by banking regulators, CTBI and its subsidiary bank are required to maintain a minimum Tier 1 risk-based capital ratio of 4% and a minimum total risk-based ratio of 8%.  In order to be considered “well-capitalized” CTBI must maintain ratios of 6% and 10%, respectively.  Risk-based capital ratios weight the relative risk factors of all assets and consider the risk associated with off-balance sheet items.  CTBI must also maintain a minimum Tier 1 leverage ratio of 4%.  The well-capitalized ratio for Tier 1 leverage is 5%.  CTBI’s Tier 1 leverage, Tier 1 risk-based, and total risk-based ratios were 10.12%, 13.20%, and 14.46%, respectively, as of June 30, 2010, all exceeding the threshold for meeting the definition of well-capitalized.

As of June 30, 2010, management is not aware of any conditions or current recommendations by banking regulatory authorities which, if they were to be implemented, would have, or would be reasonably likely to have, a material adverse impact on CTBI’s liquidity, capital resources, or operations.

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

Pending Acquisition

On June 8, 2010, CTBI announced that it had entered into an Agreement and Plan of Share Exchange (the “Agreement”) with LaFollette First National Corporation, a Tennessee corporation (“LaFollette Corporation”) and First National Bank of LaFollette, the wholly-owned subsidiary of LaFollette Corporation (“LaFollette Bank”).  The Agreement calls for CTBI to acquire all outstanding shares of LaFollette Corporation in a share exchange (“Share Exchange”) for $650 per share, or a total of approximately $16.1 million.  Following the Share Exchange, LaFollette Corporation will be merged into CTBI and LaFollette Bank will be merged into Community Trust Bank, Inc., the wholly-owned subsidiary of CTBI.  The Agreement is subject to certain conditions, including the receipt of regulatory approval and the approval of LaFollette Corporation shareholders.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Interest rate risk management focuses on maintaining consistent growth in net interest income within Board-approved policy limits.  CTBI uses an earnings simulation model to analyze net interest income sensitivity to movements in interest rates.  Given a 200 basis point increase to the yield curve used in the simulation model, it is estimated net interest income for CTBI would decrease by 0.23 percent over one year and by 0.48 percent over two years.  A 25 basis point decrease in the yield curve would decrease net interest income by an estimated 0.03 percent over one year and by 0.03 percent over two years.  For further discussion of CTBI’s market risk, see the Management’s Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Market Risk included in the Annual Report on Form 10-K for the year ended December 31, 2009.

Item  4.  Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

CTBI’s management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934.  As of the end of the period covered by this report, an evaluation was carried out by CTBI’s management, with the participation of our Chief Executive Officer and the Executive Vice President/Treasurer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, management concluded that disclosure controls and procedures as of June 30, 2010 were effective in ensuring material information required to be disclosed in this quarterly report on Form 10-Q was recorded, processed, summarized, and reported on a timely basis.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in CTBI’s internal control over financial reporting that occurred during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, CTBI’s internal control over financial reporting.

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

COMMUNITY TRUST BANCORP, INC.

Date: August 6, 2010	By:	/s/ Jean R. Hale
Jean R. Hale
Chairman, President and Chief Executive Officer

By:	/s/ Kevin J. Stumbo
Kevin J. Stumbo
Executive Vice President and Treasurer
(Principal Financial Officer)