Form 10-K
period 2010-12-31
COMMUNITY TRUST BANCORP INC /KY/
filed 2011-03-15
CIK 350852

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
For the fiscal year ended December 31, 2010
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

Based upon the closing price of the Common Shares of the Registrant on the NASDAQ-Stock Market LLC – Global Select Market, the aggregate market value of voting stock held by non-affiliates of the Registrant as of June 30, 2010 was $361.5 million.  For the purpose of the foregoing calculation only, all directors and executive officers of the Registrant have been deemed affiliates.  The number of shares outstanding of the Registrant’s Common Stock as of February 28, 2011 was 15,296,519.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference into the Form 10-K part indicated:

Document	Form 10-K
(1) Proxy statement for the annual meeting of shareholders to be held April 26, 2011	Part III

PART I

Item 1.  Business

Community Trust Bancorp, Inc. (“CTBI”) is a bank holding company registered with the Board of Governors of the Federal Reserve System pursuant to Section 5(a) of the Bank Holding Company Act of 1956, as amended.  CTBI was incorporated August 12, 1980, under the laws of the Commonwealth of Kentucky for the purpose of becoming a bank holding company.  Currently, CTBI owns all the capital stock of one commercial bank and one trust company, serving small and mid-sized communities in eastern, northeastern, central, and south central Kentucky, southern West Virginia, and northeastern Tennessee.  The commercial bank is Community Trust Bank, Inc., Pikeville, Kentucky and the trust company is Community Trust and Investment Company, Lexington, Kentucky.

On June 8, 2010, CTBI entered into an Agreement and Plan of Share Exchange with LaFollette First National Corporation, a Tennessee corporation (“LaFollette Corporation”) and First National Bank of LaFollette, the wholly-owned subsidiary of LaFollette Corporation (“LaFollette Bank”).  On November 17, 2010, CTBI completed the acquisition of LaFollette Corporation and LaFollette Bank, acquiring all outstanding shares of LaFollette Corporation in a share exchange for $650 per share, or a total of approximately $16.1 million.  In addition, CTBI paid $1.2 million to retire a debt owed by LaFollette Corporation.  Immediately following the share exchange, LaFollette Corporation was merged into CTBI.  LaFollette Bank was merged into Community Trust Bank, Inc. (the “Bank”) on January 21, 2011.  All references to the “Bank” included herein shall be deemed to include both Community Trust Bank, Inc. and LaFollette Bank unless otherwise noted.

At December 31, 2010, CTBI had total consolidated assets of $3.4 billion and total consolidated deposits, including repurchase agreements, of $2.9 billion, making it the largest bank holding company based on total deposits headquartered in the Commonwealth of Kentucky.

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

No material portion of our business is seasonal.  We are not dependent upon any one customer or a few customers, and the loss of any one or a few customers would not have a material adverse effect on us.  See note 19 to the consolidated financial statements for additional information regarding concentrations of credit.

We do not engage in any operations in foreign countries.

EMPLOYEES

As of December 31, 2010, CTBI and subsidiaries had 1,041 full-time equivalent employees.  Our employees are provided with a variety of employee benefits.  A retirement plan, an employee stock ownership plan, group life insurance, major medical insurance, a cafeteria plan, and annual management and employee incentive compensation plans are available to all eligible personnel.

SUPERVISION AND REGULATION

General

We, as a registered bank holding company, are restricted to those activities permissible under the Bank Holding Company Act of 1956, as amended, and are subject to actions of the Board of Governors of the Federal Reserve System thereunder.  We are required to file an annual report with the Federal Reserve Board and are subject to an annual examination by the Board.

Community Trust Bank, Inc. is a state-chartered bank subject to state and federal banking laws and regulations and periodic examination by the Kentucky Department of Financial Institutions and the restrictions, including dividend restrictions, thereunder.  Our Bank is also a member of the Federal Reserve System and is subject to certain restrictions imposed by and to examination and supervision under the Federal Reserve Act.  Community Trust and Investment Company is also regulated by the Kentucky Department of Financial Institutions and the Federal Reserve.  Prior to the merger of LaFollette Bank into Community Trust Bank, Inc., LaFollette Bank was a national bank regulated by the Office of the Comptroller of the Currency.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act

On July 21, 2010, President Obama signed the Dodd-Frank Act into law.  This new law will significantly change the current bank regulatory structure and affect the lending, deposit, investment, trading, and operating activities of financial institutions and their holding companies.  The Dodd-Frank Act requires various federal agencies to adopt a broad range of new implementing rules and regulations, and to prepare numerous studies and reports for Congress.  The federal agencies are given significant discretion in drafting the implementing rules and regulations, and consequently, many of the details and much of the impact of the Dodd-Frank Act may not be known for many months or years.

Certain provisions of the Dodd-Frank Act that are relevant to us will:

•
Broaden the base for FDIC insurance assessments, eliminate the ceiling and increase the size of the floor of the Deposit Insurance Fund, and offset the impact of the minimum floor on institutions with less than $10 billion in assets. Assessments will now be based on the average consolidated total assets less tangible equity capital of a financial institution.

•	Remove the federal prohibition on payment of interest on demand deposits, thereby permitting businesses to have interest bearing checking accounts.

•
Require new capital regulations to be adopted within 18 months.  These regulations must be at least as stringent as, and may call for higher levels of capital than, current regulations.  The same leverage and risk based capital requirements that apply to depository institutions will apply to holding companies.  New issuances of trust preferred securities will no longer be eligible to qualify as Tier 1 capital.  However, CTBI’s currently outstanding trust preferred securities are grandfathered and will still be considered in Tier 1 capital under the regulations. Under Dodd-Frank, and previously under Federal Reserve policy, we are required to act as a source of financial strength for our bank subsidiary and to commit sufficient resources to support it.

•
Create a new agency, the Consumer Financial Protection Bureau, responsible for the implementation of federal consumer protection laws.  The Bureau will have broad rule-making authority for a wide range of consumer protection laws that apply to all banks, including the authority to prohibit "unfair, deceptive or abusive" acts and practices.  The Bureau will have examination and enforcement authority over all banks with more than $10 billion in assets.  Although CTBI does not have assets of more than $10 billion, any change in regulatory environment may have a negative impact on all financial institutions.

•
Permanently increase the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2008, with noninterest bearing transaction accounts and IOLTA accounts having unlimited deposit insurance through December 31, 2012.

•
Increase the authority of the Federal Reserve Board to examine CTBI and its non-bank subsidiaries and give the Federal Reserve Board the authority to establish rules regarding interchange fees charged for electronic debit transactions by payment card issuers having assets over $10 billion and to enforce a new statutory requirement that such fees be reasonable and proportional to the actual cost of a transaction to the issuer. The Federal Reserve Board recently proposed capping such fees at seven to 12 cents, subject to adjustment for fraud prevention costs.  Although this requirement does not apply to CTBI, it may impact our ability to generate revenue at the same level as we have in the past.

•
Restrict proprietary trading by banks, bank holding companies and others, and their acquisition and retention of ownership interests in and sponsorship of hedge funds and private equity funds, subject to an exception allowing a bank to organize and offer hedge funds and private equity funds to customers if certain conditions are met, including, among others, a requirement that the bank limit its ownership interest in any single fund to 3%, and its aggregate investment in all funds to 3%, of Tier 1 capital, with no director or employee of the bank holding an ownership interest in the fund unless he or she provides services directly to the funds.

•
Require publicly traded companies to give stockholders a non-binding vote on executive compensation and so-called "golden parachute" payments in mergers and acquisitions, and authorize the Securities and Exchange Commission to promulgate rules that would allow stockholders to nominate their own director candidates using a company's proxy materials. The legislation also directs the federal banking regulators to issue rules prohibiting incentive compensation that encourages inappropriate risks.

•
Impose new restrictions related to mortgage lending, such as new minimum underwriting standards, require certain loan provision qualifications, limitations on mortgage terms and additional disclosures to mortgage borrowers, and prohibit certain yield-spread compensation to mortgage originators.

Permit banks to establish de novo interstate branches at a location where a bank based in that state could establish a branch, and require banks and bank holding companies to be well-capitalized and well-managed in order to acquire banks outside their home state.

CAUTIONARY STATEMENT
REGARDING FORWARD LOOKING STATEMENTS

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

Item 1A. Risk Factors

An investment in our common stock is subject to risks inherent to our business.  The material risks and uncertainties that management believes affect us are described below.  Before making an investment decision, you should carefully consider the risks and uncertainties described below, together with all of the other information included or incorporated by reference herein.  The risks and uncertainties described below are not the only ones facing us.  Additional risks and uncertainties that management is not aware of or focused on or that management currently deems immaterial may also impair our business operations.  This report is qualified in its entirety by these risk factors.  See also, “Cautionary Statement Regarding Forward-Looking Statements.”  If any of the following risks actually occur, our financial condition and results of operations could be materially and adversely affected.  If this were to happen, the value of our common stock could decline significantly, and you could lose all or part of your investment.

Economic Risk
CTBI may continue to be adversely affected by current economic and market conditions.

The national and global economic downturn has resulted in unprecedented levels of financial market volatility and has in general adversely impacted the market value of financial institutions, limited access to capital and had an adverse effect on the financial condition or results of operations of banking companies in general, including CTBI.  In some cases, the markets have produced downward pressure on stock prices and credit capacity for certain issuers without regard to those issuers’ underlying financial strength.  From early 2008 to the middle of 2010, CTBI experienced significant challenges, credit quality deteriorated, and net income and results of operations were adversely impacted.  While there has been some improvement in economic conditions in our markets starting in the second half of 2010, we believe that we will continue to experience a challenging environment in 2011.  CTBI is a part of the financial system and a continuation of the systemic lack of available credit, lack of confidence in the financial sector, increased volatility in the financial markets, and reduced business activity could materially and adversely impact CTBI’s business, financial condition, and results of operations.  In addition, the possible duration and severity of the adverse economic cycle is unknown and may exacerbate financial service providers’, including CTBI’s, exposure to credit risk.  Actions by Congress, Treasury, the FDIC and other governmental agencies and regulators have been initiated to address economic stabilization, yet the efficacy of these programs in stabilizing the economy and the banking system is uncertain.  There can be no assurance that these actions will not have an adverse effect on the financial position or results of operations of financial service providers including CTBI.

Economy of Our Markets
Our business may continue to be adversely affected by continued weaknesses in the local economies on which we depend.

Our loan portfolio is concentrated primarily in eastern, northeastern, central, and south central Kentucky, southern West Virginia, and northeastern Tennessee.  Our profits depend on providing products and services to clients in these local regions.  These regions have experienced an increase in unemployment and a decrease in real estate values.  Further increases in unemployment, additional decreases in real estate values, or increases in interest rates could weaken the local economies in which we operate.  Typically, our market area lags behind the national economy in the recovery from economic downturns.  The improvement of certain economic indicators such as unemployment and real estate asset values, may continue to lag behind improvement in the overall economy.  These economic indicators typically affect certain industries, such as real estate and financial services, more significantly.  A continuation of high levels of unemployment and depressed real estate asset values in the markets we serve would likely prolong the economic recovery period in our market area.  Weakness in our market area could depress our earnings and consequently our financial condition because:
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

We consider interest rate risk one of our most significant market risks. Interest rate risk is the exposure to adverse changes in net interest income due to changes in interest rates.  Consistency of our net interest revenue is largely dependent upon the effective management of interest rate risk.  We employ a variety of measurement techniques to identify and manage our interest rate risk including the use of an earnings simulation model to analyze net interest income sensitivity to changing interest rates.  The model is based on actual cash flows and repricing characteristics for on and off-balance sheet instruments and incorporates market-based assumptions regarding the effect of changing interest rates on the prepayment rates of certain financial assets and liabilities.  Assumptions based on the historical behavior of deposit rates and balances in relation to changes in interest rates are also incorporated into the model.  These assumptions are inherently uncertain, and as a result, the model cannot precisely measure net interest income or precisely predict the impact of fluctuations in interest rates on net interest income.  Actual results will differ from simulated results due to timing, magnitude, and frequency of interest rate changes as well as changes in market conditions and management strategies.

Liquidity Risk
CTBI is subject to liquidity risk.

CTBI requires liquidity to meet its deposit and debt obligations as they come due and to fund loan demands.  CTBI’s access to funding sources in amounts adequate to finance its activities or on terms that are acceptable to it could be impaired by factors that affect it specifically or the financial services industry or economy in general.  Factors that could reduce its access to liquidity sources include a downturn in the market, difficult credit markets, or adverse regulatory actions against CTBI.  CTBI’s access to deposits may also be affected by the liquidity needs of its depositors.  In particular, a substantial majority of CTBI’s liabilities are demand, savings, interest checking, and money market deposits, which are payable on demand or upon several days’ notice, while by comparison, a substantial portion of its assets are loans, which cannot be called or sold in the same time frame.  Although CTBI historically has been able to replace maturing deposits and advances as necessary, it might not be able to replace such funds in the future, especially if a large number of its depositors sought to withdraw their accounts, regardless of the reason.  A failure to maintain adequate liquidity could have a material adverse effect on our financial condition and results of operations.

Banking Reform
Our business may be adversely affected by “banking reform” legislation.

On July 21, 2010, President Obama signed the Dodd-Frank Act into law.  This new law will significantly change the current bank regulatory structure and affect the lending, deposit, investment, trading, and operating activities of financial institutions and their holding companies.  The Dodd-Frank Act requires various federal agencies to adopt a broad range of new implementing rules and regulations, and to prepare numerous studies and reports for Congress.  The federal agencies are given significant discretion in drafting the implementing rules and regulations, and consequently, many of the details and much of the impact of the Dodd-Frank Act may not be known for many months or years.  This legislation includes, among other things: (i) changes in the manner in which the FDIC deposit insurance assessments will be computed and an increase in the minimum designated reserve ratio for the Deposit Insurance Fund; (ii) authorization of interest-bearing demand deposits; (iii) requirements for new capital regulations applicable to banks and bank holding companies which may call for higher levels of capital; (iv) creation of the Consumer Financial Protection Bureau, responsible for implementation of federal consumer protection laws which affect banks and bank holding companies; (v) a permanent increase in the maximum amount of deposit insurance for banks; (vi) a prohibition of certain proprietary trading and equity investment activities by banks; (vii) new restrictions related to mortgage lending; (viii) allowance of de novo interstate branching; and (ix) additional corporate governance provisions relating to non-binding shareholder votes on executive compensation and new rules prohibiting incentive compensation that encourages inappropriate risks.

Many aspects of the Dodd-Frank Act are subject to rulemaking and will take effect over several years, making it difficult to anticipate the overall financial impact on CTBI. However, compliance with this new law and its implementing regulations will result in additional operating costs that could have a material adverse effect on our financial condition and results of operations.

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

Many states and municipalities are experiencing financial stress due to the economy.  As a result, various levels of government could seek to increase their tax revenues through increased tax levies, which could have an adverse impact on our results of operations.

Federal banking regulators are increasing regulatory scrutiny, and additional limitations (including those contained in the Dodd-Frank Act) on financial institutions have been proposed or adopted by regulators and by Congress.  The banking industry is highly regulated and changes in federal and state banking regulations as well as policies and administration guidelines may affect our practices, growth prospects, and earnings.  In particular, there is no assurance that recent governmental actions designed to stabilize the economy and banking system will not adversely affect the financial position or results of operations of CTBI.

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

We originate commercial real estate loans, construction and development loans, consumer loans, and residential mortgage loans, primarily within our market area.  Commercial real estate, commercial, and construction and development loans tend to involve larger loan balances to a single borrower or groups of related borrowers and are most susceptible to a risk of loss during a downturn in the business cycle.  These loans also have historically had a greater credit risk than other loans for the following reasons:

•
Commercial Real Estate Loans.  Repayment is dependent on income being generated in amounts sufficient to cover operating expenses and debt service.  These loans also involve greater risks because they are generally not fully amortizing over a loan period, but rather have a balloon payment due at maturity.  A borrower’s ability to make a balloon payment typically will depend on being able to either refinance the loan or timely sell the underlying property.  As of December 31, 2010, commercial real estate loans, including multi-family loans, comprised approximately 31% of our total loan portfolio.

•
Other Commercial Loans.  Repayment is generally dependent upon the successful operation of the borrower’s business.  In addition, the collateral securing the loans may depreciate over time, be difficult to appraise, be illiquid, or fluctuate in value based on the success of the business.  As of December 31, 2010, other commercial loans comprised approximately 15% of our total loan portfolio.

•
Construction and Development Loans.  The risk of loss is largely dependent on our initial estimate of whether the property’s value at completion equals or exceeds the cost of property construction and the availability of take-out financing.  During the construction phase, a number of factors can result in delays or cost overruns.  If our estimate is inaccurate or if actual construction costs exceed estimates, the value of the property securing our loan may be insufficient to ensure full repayment when completed through a permanent loan, sale of the property, or by seizure of collateral.  As of December 31, 2010, construction and development loans comprised approximately 7% of our total loan portfolio.

Consumer loans may carry a higher degree of repayment risk than residential mortgage loans, particularly when the consumer loan is unsecured.  Repayment of a consumer loan typically depends on the borrower’s financial stability, and it is more likely to be affected adversely by job loss, illness, or personal bankruptcy.  In addition, federal and state bankruptcy, insolvency, and other laws may limit the amount we can recover when a consumer client defaults.  As of December 31, 2010, consumer loans comprised approximately 19% of our total loan portfolio.

A significant part of our lending business is focused on small to medium-sized business which may be impacted more severely during periods of economic weakness.

A significant portion of our commercial loan portfolio is tied to small to medium-sized businesses in our markets.  During periods of economic weakness, small to medium-sized businesses may be impacted more severely than larger businesses.  As a result, the ability of smaller businesses to repay their loans may deteriorate, particularly if economic challenges persist over a period of time, and such deterioration would adversely impact our results of operations and financial condition.

A large percentage of our loan portfolio is secured by real estate, in particular commercial real estate.  Continued weakness in the real estate market or other segments of our loan portfolio would lead to additional losses, which could have a material adverse effect on our business, financial condition, and results of operations.

As of December 31, 2010, approximately 66% of our loan portfolio is secured by real estate, the majority of which is commercial real estate.  Although our level of net charge-offs decreased in 2010, ongoing high levels of commercial and consumer delinquencies or further declines in real estate market values would require increased net charge-offs and increases in the allowance for loan and lease losses, which could have a material adverse effect on our business, financial condition, and results of operations and prospects.

Our level of other real estate owned has increased, primarily as a result of foreclosures.  To the extent that we continue to hold a higher level of real estate owned, related real estate expense would likely increase.

During the recent economic downturn, we experienced an increase in non-performing real estate loans.  As a result, we have experienced an increase in the level of foreclosed properties.  Foreclosed real estate expense consists of maintenance costs, valuation adjustments to appraisal values and gains or losses on disposition.  If our levels of other real estate owned increase or are sustained and local real estate values decline, our foreclosed real estate expense will increase, which would adversely impact our results of operations.

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

Consolidated Average Balance Sheets and Taxable Equivalent Income/Expense and Yields/Rates

	2010			2009			2008
(in thousands)	Average Balances	Interest	Average Rate	Average Balances	Interest	Average Rate	Average Balances	Interest	Average Rate
Earning assets:
Loans (1)(2)(3)	$2,461,225	$142,519	5.79%	$2,383,875	$139,677	5.86%	$2,283,180	$150,413	6.59%
Loans held for sale	1,040	111	10.67%	1,580	359	22.72%	1,752	171	9.76%
Securities:
U.S. Treasury and agencies	249,835	7,983	3.20%	237,641	8,792	3.70%	249,515	10,912	4.37%
Tax exempt state and political subdivisions (3)	43,128	2,456	5.69%	47,801	2,839	5.94%	45,146	2,875	6.37%
Other securities	36,927	951	2.58%	20,812	777	3.73%	32,842	1,723	5.25%
Federal Reserve Bank and Federal Home Loan Bank stock	29,183	1,351	4.63%	29,047	1,402	4.83%	28,549	1,559	5.46%
Federal funds sold	89,598	234	0.26%	66,619	193	0.29%	53,816	1,083	2.01%
Interest bearing deposits	37,989	85	0.22%	24,203	54	0.22%	6,297	121	1.92%
Other investments	11,190	77	0.69%	17,267	131	0.76%	100	3	3.00%
Investment in unconsolidated subsidiaries	1,856	120	6.47%	1,856	120	6.47%	1,857	120	6.46%
Total earning assets	2,961,971	$155,887	5.26%	2,830,701	$154,344	5.45%	2,703,054	$168,980	6.25%
Allowance for loan and lease losses	(35,741)			(32,599)			(29,901)
	2,926,230			2,798,102			2,673,153
Nonearning assets:
Cash and due from banks	66,740			59,940			74,264
Premises and equipment, net	49,468			50,843			52,559
Other assets	177,649			138,215			121,241
Total assets	$3,220,087			$3,047,100			$2,921,217

Interest bearing liabilities:
Deposits:
Savings and demand deposits	$668,255	$3,074	0.46%	$666,874	$4,002	0.60%	$655,577	$7,885	1.20%
Time deposits	1,392,510	26,078	1.87%	1,271,072	35,791	2.82%	1,204,550	45,964	3.82%
Repurchase agreements and federal funds purchased	198,880	2,027	1.02%	180,044	2,457	1.36%	170,231	4,424	2.60%
Advances from Federal Home Loan Bank	20,286	79	0.39%	47,434	1,291	2.72%	49,001	1,701	3.47%
Long-term debt	61,341	3,999	6.52%	61,341	3,999	6.52%	61,341	4,000	6.52%
Total interest bearing liabilities	2,341,272	$35,257	1.51%	2,226,765	$47,540	2.13%	2,140,700	$63,974	2.99%
Noninterest bearing liabilities:
Demand deposits	514,196			471,902			443,593
Other liabilities	30,974			30,722			28,523
Total liabilities	2,886,442			2,729,389			2,612,816

Shareholders’ equity	333,645			317,711			308,401
Total liabilities and shareholders’ equity	$3,220,087			$3,047,100			$2,921,217

Net interest income		$120,630			$106,804			$105,006
Net interest spread			3.75%			3.32%			3.26%
Benefit of interest free funding			0.32%			0.45%			0.62%
Net interest margin			4.07%			3.77%			3.88%

(1) Interest includes fees on loans of $1,766, $1,741, and $1,679 in 2010, 2009, and 2008, respectively.
(2) Loan balances are net of unearned income and include principal balances on nonaccrual loans.
(3) Tax exempt income on securities and loans is reported on a fully taxable equivalent basis using a 35% rate.

Net Interest Differential

The following table illustrates the approximate effect of volume and rate changes on net interest differentials between 2010 and 2009 and also between 2009 and 2008.

	Total Change	Change Due to		Total Change	Change Due to
(in thousands)	2010/2009	Volume	Rate	2009/2008	Volume	Rate
Interest income
Loans	$2,842	$4,493	$(1,651)	$(10,736)	$6,424	$(17,160)
Loans held for sale	(248)	(148)	(100)	188	(15)	203
U.S. Treasury and agencies	(809)	434	(1,243)	(2,120)	(538)	(1,582)
Tax exempt state and political subdivisions	(383)	(286)	(97)	(36)	164	(200)
Other securities	174	468	(294)	(946)	(733)	(213)
Federal Reserve Bank and Federal Home Loan Bank stock	(51)	7	(58)	(157)	27	(184)
Federal funds sold	41	61	(20)	(890)	210	(1,100)
Interest bearing deposits	31	31	0	(67)	112	(179)
Other investments	(54)	(49)	(5)	128	132	(4)
Investment in unconsolidated subsidiaries	0	0	0	0	0	0
Total interest income	1,543	5,011	(3,468)	(14,636)	5,783	(20,419)

Interest expense
Savings and demand deposits	(928)	8	(936)	(3,883)	134	(4,017)
Time deposits	(9,713)	3,165	(12,878)	(10,173)	2,423	(12,596)
Repurchase agreements and federal funds purchased	(430)	238	(668)	(1,967)	242	(2,209)
Advances from Federal Home Loan Bank	(1,212)	(992)	(220)	(410)	(56)	(354)
Long-term debt	0	0	0	(1)	0	(1)
Total interest expense	(12,283)	2,419	(14,702)	(16,434)	2,743	(19,177)

Net interest income	$13,826	$2,592	$11,234	$1,798	$3,040	$(1,242)

For purposes of the above table, changes which are due to both rate and volume are allocated based on a percentage basis, using the absolute values of rate and volume variance as a basis for percentages.  Income is stated at a fully taxable equivalent basis, assuming a 35% tax rate.

Investment Portfolio

The maturity distribution and weighted average interest rates of securities at December 31, 2010 are as follows:

Available-for-sale

	Estimated Maturity at December 31, 2010
	Within 1 Year		1-5 Years		5-10 Years		After 10 Years		Total Fair Value		Amortized Cost
(in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount
U.S. Treasury, government agencies, and government sponsored agencies	$9,480	4.62%	$230,006	3.52%	$25,650	3.09%	$1,361	4.06%	$266,497	3.52%	$260,059
State and municipal obligations	3,372	5.25	14,570	4.83	12,457	4.95	21,466	5.56	51,865	5.19	52,017
Other securities	0	0.00	20,052	3.27	0	0.00	261	3.66	20,313	3.28	20,582
Total	$12,852	4.78%	$264,628	3.58%	$38,107	3.70%	$23,088	5.45%	$338,675	3.76%	$332,658

Held-to-maturity

	Estimated Maturity at December 31, 2010
	Within 1 Year		1-5 Years		5-10 Years		After 10 Years		Total Amortized Cost		Fair Value
(in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount
State and municipal obligations	$0	0.00%	$0	0.00%	$1,182	4.45%	$0	0.00%	$1,182	4.45%	$1,182
Other securities	0	0.00	480	2.82	0	0.00	0	0.00	480	2.82	480
Total	$0	0.00%	$480	2.82%	$1,182	4.45%	$0	0.00%	$1,662	3.98%	$1,662

Total securities	$12,852	4.78%	$265,108	3.57%	$39,289	3.72%	$23,088	5.45%	$340,337	3.76%	$334,320

The calculations of the weighted average interest rates for each maturity category are based upon yield weighted by the respective costs of the securities.  The weighted average rates on state and political subdivisions are computed on a taxable equivalent basis using a 35% tax rate.

Excluding those holdings of the investment portfolio in U.S. Treasury securities, government agencies, and government sponsored agencies, there were no securities of any one issuer that exceeded 10% of our shareholders’ equity at December 31, 2010.

The book values of securities available-for-sale and securities held-to-maturity as of December 31, 2010 and 2009 are presented in note 4 to the consolidated financial statements.

The book value of securities at December 31, 2008 is presented below:

(in thousands)	Available-for-Sale	Held-to-Maturity
U.S. Treasury and government agencies	$18,330	$0
State and political subdivisions	39,738	1,576
U.S. government sponsored agencies	187,390	24,021
Collateralized mortgage obligations	1	0
Total debt securities	245,459	25,597
Marketable equity securities	20,540	0
Total securities	$265,999	$25,597

Loan Portfolio

(in thousands)	2010	2009	2008	2007	2006
Commercial:
Construction	$135,091	$141,440	$156,425	$143,773	$133,902
Secured by real estate	807,049	707,500	663,663	640,574	632,881
Equipment lease financing	14,151	20,048	12,343	5,817	11,524
Other commercial	388,746	373,829	365,685	333,774	337,075
Total commercial	1,345,037	1,242,817	1,198,116	1,123,938	1,115,382

Residential:
Real estate construction	56,910	51,311	56,298	69,021	50,588
Real estate mortgage	623,851	528,592	524,827	511,458	481,857
Home equity	85,103	82,135	84,567	88,207	97,340
Total residential	765,864	662,038	665,692	668,686	629,785

Consumer:
Consumer direct	126,046	115,555	117,186	119,971	120,975
Consumer indirect	368,233	415,350	367,657	315,302	301,316
Total consumer	494,279	530,905	484,843	435,273	422,291

Total loans	$2,605,180	$2,435,760	$2,348,651	$2,227,897	$2,167,458

Percent of total year-end loans
Commercial:
Construction	5.19%	5.80%	6.65%	6.45%	6.18%
Secured by real estate	30.98	29.05	28.26	28.75	29.20
Equipment lease financing	0.54	0.82	0.53	0.26	0.53
Other commercial	14.92	15.35	15.57	14.98	15.55
Total commercial	51.63	51.02	51.01	50.44	51.46

Residential:
Real estate construction	2.18	2.11	2.40	3.10	2.34
Real estate mortgage	23.95	21.70	22.35	22.96	22.23
Home equity	3.27	3.37	3.60	3.96	4.49
Total residential	29.40	27.18	28.35	30.02	29.06

Consumer:
Consumer direct	4.84	4.74	4.99	5.38	5.58
Consumer indirect	14.13	17.06	15.65	14.16	13.90
Total consumer	18.97	21.80	20.64	19.54	19.48

Total loans	100.00%	100.00%	100.00%	100.00%	100.00%

The total loans above are net of deferred loan fees and costs.

The following table shows the amounts of loans (excluding residential mortgages of 1-4 family residences, consumer loans and lease financing) which, based on the remaining scheduled repayments of principal are due in the periods indicated.  Also, the amounts are classified according to sensitivity to changes in interest rates (fixed, variable).

	Maturity at December 31, 2010
(in thousands)	Within One Year	After One but Within Five Years	After Five Years	Total
Commercial secured by real estate and commercial other	$251,999	$274,750	$669,046	$1,195,795
Commercial and real estate construction	119,552	18,639	53,810	192,001
	$371,551	$293,389	$722,856	$1,387,796

Rate sensitivity:
Fixed rate	$80,865	$45,679	$55,974	$182,518
Adjustable rate	290,686	247,710	666,882	1,205,278
	$371,551	$293,389	$722,856	$1,387,796

Nonperforming Assets

(in thousands)	2010	2009	2008	2007	2006
Nonaccrual loans	$45,021	$32,247	$40,945	$22,230	$9,863
90 days or more past due and still accruing interest	17,014	9,067	11,245	9,622	4,294
Total nonperforming loans	62,035	41,314	52,190	31,859	14,157

Other repossessed assets	129	276	239	241	3
Foreclosed properties	42,935	37,333	10,425	7,851	4,524
Total nonperforming assets	$105,099	$78,923	$62,854	$39,951	$18,684

Nonperforming assets to total loans and foreclosed properties/assets	3.97%	3.19%	2.66%	1.79%	0.86%
Allowance to nonperforming loans	56.10%	79.01%	59.06%	88.06%	194.43%

Nonaccrual and Past Due Loans

(in thousands)	Nonaccrual loans	As a % of Loan Balances by Category	Accruing Loans Past Due 90 Days or More	As a % of Loan Balances by Category	Balances
December 31, 2010
Commercial construction	$13,138	9.73%	$1,178	0.87%	$135,091
Commercial secured by real estate	15,608	1.93	9,641	1.19	807,049
Equipment lease financing	0	0.00	0	0.00	14,151
Commercial other	9,338	2.40	1,692	0.44	388,746
Real estate construction	636	1.12	372	0.65	56,910
Real estate mortgage	6,137	0.98	3,337	0.53	623,851
Home equity	164	0.19	226	0.27	85,103
Consumer direct	0	0.00	70	0.06	126,046
Consumer indirect	0	0.00	498	0.14	368,233
Total	$45,021	1.73%	$17,014	0.65%	$2,605,180

December 31, 2009
Commercial construction	$12,312	8.70%	$865	0.61%	$141,440
Commercial secured by real estate	9,803	1.39	5,640	0.80	707,500
Equipment lease financing	0	0.00	0	0.00	20,048
Commercial other	4,489	1.20	286	0.08	373,829
Real estate construction	1,244	2.42	0	0.00	51,311
Real estate mortgage	3,781	0.72	1,540	0.29	528,592
Home equity	618	0.75	158	0.19	82,135
Consumer direct	0	0.00	160	0.14	115,555
Consumer indirect	0	0.00	418	0.10	415,350
Total	$32,247	1.32%	$9,067	0.37%	$2,435,760

In 2010, gross interest income that would have been recorded on nonaccrual loans had the loans been current in accordance with their original terms amounted to $2.5 million.  Interest income actually received and included in net income for the period was $0.5 million, leaving $2.0 million of interest income not recognized during the period.

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

Foreign Outstandings

None

Loan Concentrations

We had no concentration of loans exceeding 10% of total loans at December 31, 2010.  See note 19 to the consolidated financial statements for further information.

Analysis of the Allowance for Loan and Lease Losses

(in thousands)	2010	2009	2008	2007	2006
Allowance for loan and lease losses, beginning of year	$32,643	$30,821	$28,054	$27,526	$29,506
Loans charged off:
Commercial construction	1,695	3,435	1,491	273	23
Commercial secured by real estate	3,826	3,192	914	1,106	872
Commercial other	5,184	4,342	2,080	2,134	3,816
Real estate construction	22	330	125	32	56
Real estate mortgage	684	858	458	414	538
Home equity	358	223	288	133	34
Consumer direct	1,256	1,892	1,891	1,602	1,657
Consumer indirect	4,611	4,587	4,051	2,738	2,434
Total charge-offs	17,636	18,859	11,298	8,432	9,430

Recoveries of loans previously charged off:
Commercial construction	6	204	25	0	0
Commercial secured by real estate	163	415	177	180	132
Commercial other	688	350	534	428	689
Real estate construction	19	7	5	1	0
Real estate mortgage	99	132	50	242	192
Home equity	23	18	10	8	18
Consumer direct	635	792	654	680	848
Consumer indirect	1,681	1,295	1,158	881	1,266
Total recoveries	3,314	3,213	2,613	2,420	3,145

Net charge-offs:
Commercial construction	1,689	3,231	1,466	273	23
Commercial secured by real estate	3,663	2,777	737	926	740
Commercial other	4,496	3,992	1,546	1,706	3,127
Real estate construction	3	323	120	31	56
Real estate mortgage	585	726	408	172	346
Home equity	335	205	278	125	16
Consumer direct	621	1,100	1,237	922	809
Consumer indirect	2,930	3,292	2,893	1,857	1,168
Total net charge-offs	14,322	15,646	8,685	6,012	6,285

Provisions charged against operations	16,484	17,468	11,452	6,540	4,305

Balance, end of year	$34,805	$32,643	$30,821	$28,054	$27,526

Allocation of allowance, end of year:
Commercial construction	$4,332	$3,381	$3,645	$3,194	$2,059
Commercial secured by real estate	12,327	10,961	11,304	9,081	7,224
Commercial other	7,392	7,472	5,782	4,817	4,335
Equipment lease financing	148	221	191	76	126
Real estate construction	271	291	281	335	206
Real estate mortgage	2,982	3,041	2,616	2,479	1,957
Home equity	407	455	422	428	395
Consumer direct	1,169	1,258	1,590	1,387	1,228
Consumer indirect	5,777	5,563	4,990	3,647	3,060
Unallocated	0	0	0	2,610	6,936
Balance, end of year	$34,805	$32,643	$30,821	$28,054	$27,526

Average loans outstanding, net of deferred loan costs and fees	$2,461,225	$2,383,875	$2,283,180	$2,205,431	$2,131,649
Loans outstanding at end of year, net of deferred loan costs and fees	$2,605,180	$2,435,760	$2,348,651	$2,227,897	$2,167,458
Net charge-offs to average loan type:
Commercial construction	1.20%	2.22%	0.98%	0.19%	0.02%
Commercial secured by real estate	0.48	0.40	0.11	0.14	0.11
Commercial other	1.24	1.07	0.43	0.51	0.99
Real estate construction	0.01	0.64	0.19	0.05	0.11
Real estate mortgage	0.11	0.14	0.08	0.03	0.08
Home equity	0.40	0.25	0.33	0.14	0.02
Consumer direct	0.53	0.95	1.04	0.76	0.67
Consumer indirect	0.75	0.84	0.87	0.60	0.39
Total	0.58%	0.66%	0.38%	0.27%	0.29%

Other ratios:
Allowance to net loans, end of year	1.34%	1.34%	1.31%	1.26%	1.27%
Allowance to net legacy loans, end of year	1.40%	1.34%	1.31%	1.26%	1.27%
Provision for loan losses to average loans	0.67%	0.73%	0.50%	0.30%	0.20%

The allowance for loan and lease losses balance is maintained at a level considered adequate to cover anticipated probable losses based on past loss experience, general economic conditions, information about specific borrower situations including their financial position and collateral values, and other factors and estimates which are subject to change over time.  This analysis is completed quarterly and forms the basis for allocation of the loan loss reserve and what charges to the provision may be required.  The allowance to net legacy loans excludes loans acquired in the acquisition of LaFollette Bank.  See notes 1, 5, and 8 to the consolidated financial statements for further information.

Average Deposits and Other Borrowed Funds

(in thousands)	2010	2009	2008
Deposits:
Noninterest bearing deposits	$514,196	$471,902	$443,593
NOW accounts	20,919	19,478	19,601
Money market accounts	422,329	430,818	436,895
Savings accounts	225,007	216,578	199,081
Certificates of deposit of $100,000 or more	576,382	480,653	443,020
Certificates of deposit < $100,000 and other time deposits	816,128	790,419	761,530
Total deposits	2,574,961	2,409,848	2,303,720

Other borrowed funds:
Repurchase agreements and federal funds purchased	198,880	180,044	170,231
Advances from Federal Home Loan Bank	20,286	47,434	49,001
Long-term debt	61,341	61,341	61,341
Total other borrowed funds	280,507	288,819	280,573
Total deposits and other borrowed funds	$2,855,468	$2,698,667	$2,584,293

The maximum balance for federal funds purchased and repurchase agreements at any month-end during 2010 occurred at November 30, 2010, with a month-end balance of $210.7 million.  The maximum balance for federal funds purchased and repurchase agreements at any month-end during 2009 occurred at November 30, 2009, with a month-end balance of $192.8 million.  The maximum balance for federal funds purchased and repurchase agreements at any month-end during 2008 occurred at May 31, 2008, with a month-end balance of $182.7 million.

Maturities and/or repricing of time deposits of $100,000 or more outstanding at December 31, 2010 are summarized as follows:

(in thousands)	Certificates of Deposit	Other Time Deposits	Total
Three months or less	$202,517	$13,791	$216,308
Over three through six months	102,529	8,083	110,612
Over six through twelve months	279,114	17,196	296,310
Over twelve through sixty months	25,770	4,434	30,204
Over sixty months	0	195	195
	$609,930	$43,699	$653,629

Item 2.  Properties

Our main office, which is owned by Community Trust Bank, Inc., is located at 346 North Mayo Trail, Pikeville, Kentucky 41501.  Following is a schedule of properties owned and leased by CTBI and its subsidiaries as of December 31, 2010:

Location	Owned	Leased	Total
Banking locations:
Community Trust Bank, Inc.
* Pikeville Market (lease land to 3 owned locations)	9	1	10
10 locations in Pike County, Kentucky
Floyd/Knott/Johnson Market (lease land to 1 owned location)	3	1	4
2 locations in Floyd County, Kentucky, 1 location in Knott County, Kentucky, and 1 location in Johnson County, Kentucky
Tug Valley Market (lease land to 1 owned location)	2	0	2
1 location in Pike County, Kentucky, 1 location in Mingo County, West Virginia
Whitesburg Market	4	1	5
5 locations in Letcher County, Kentucky
Hazard Market (lease land to 2 owned locations)	4	0	4
4 locations in Perry County, Kentucky
* Lexington Market (lease land to 2 owned locations)	3	2	5
5 locations in Fayette County, Kentucky
Winchester Market	2	0	2
2 locations in Clark County, Kentucky
Richmond Market (lease land to 1 owned location)	3	0	3
3 locations in Madison County, Kentucky
Mt. Sterling Market	2	0	2
2 locations in Montgomery County, Kentucky
* Versailles Market (lease land to 2 owned locations)	3	2	5
2 locations in Woodford County, Kentucky, 2 locations in Franklin County, Kentucky, and 1 location in Scott County, Kentucky
Danville Market (lease land to 1 owned location)	3	0	3
2 locations in Boyle County, Kentucky and 1 location in Mercer County, Kentucky
* Ashland Market (lease land to 1 owned location)	5	0	5
4 locations in Boyd County, Kentucky and 1 location in Greenup County, Kentucky
Flemingsburg Market	3	0	3
3 locations in Fleming County, Kentucky
Advantage Valley Market	3	1	4
2 locations in Lincoln County, West Virginia, 1 location in Wayne County, West Virginia, and 1 location in Cabell County, West Virginia
Summersville Market	1	0	1
1 location in Nicholas County, West Virginia
* Middlesboro Market (lease land to 1 owned location)	3	0	3
3 locations in Bell County, Kentucky
Williamsburg Market	5	0	5
2 locations in Whitley County, Kentucky and 3 locations in Laurel County, Kentucky
Campbellsville Market (lease land to 2 owned locations)	8	0	8

2 locations in Taylor County, Kentucky, 2 locations in Pulaski County, Kentucky, 1 location in Adair County, Kentucky, 1 location in Green County, Kentucky, 1 location in Russell County, Kentucky, and 1 location in Marion County, Kentucky

Mt. Vernon Market	2	0	2
2 locations in Rockcastle County, Kentucky
First National Bank of LaFollette	3	1	4
3 locations in Campbell County, Tennessee and 1 location in Anderson County, Tennessee
Total banking locations	71	9	80
Operational locations:
Community Trust Bank, Inc.
Pikeville (Pike County, Kentucky) (lease land to 1 owned location)	1	0	1
Lexington (Fayette County, Kentucky)	0	1	1
Total operational locations	1	1	2

Other:
Community Trust Bank, Inc.
Flemingsburg (Fleming County, Kentucky)	1	0	1
Ashland (Boyd County, Kentucky)	0	1	1
Total other locations	1	1	2

Total locations	73	11	84

*Community Trust and Investment Company has leased offices in the main office locations in these markets.

See notes 9 and 16 to the consolidated financial statements included herein for the year ended December 31, 2010, for additional information relating to lease commitments and amounts invested in premises and equipment.

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

Item 4.  [Removed and Reserved]

Item 5.  Market for the Registrant’s Common Equity, Related Shareholder Matters, and Issuer Purchases of Equity Securities

Our common stock is listed on The NASDAQ-Stock Market LLC – Global Select Market under the symbol CTBI.  As of February 28, 2011, there were approximately 3,174 holders of record of our outstanding common shares.  Additional information required by this item is included in the Quarterly Financial Data below:

Quarterly Financial Data
(Unaudited)

(in thousands except per share amounts)
Three Months Ended	December 31	September 30	June 30	March 31
2010
Net interest income	$31,254	$29,377	$29,278	$29,345
Net interest income, taxable equivalent basis	31,609	29,721	29,614	29,686
Provision for loan losses	3,980	3,676	3,106	5,722
Noninterest income	11,046	10,597	9,542	9,741
Noninterest expense	24,956	23,998	23,655	23,441
Net income	9,240	8,450	8,553	6,791

Per common share:
Basic earnings per share	$0.61	$0.55	$0.56	$0.45
Diluted earnings per share	0.60	0.55	0.56	0.45
Dividends declared	0.305	0.305	0.30	0.30

Common stock price:
High	$29.91	$28.00	$31.56	$28.32
Low	26.52	24.50	24.89	22.15
Last trade	28.96	27.09	25.10	27.07

Selected ratios:
Return on average assets, annualized	1.11%	1.04%	1.06%	0.88%
Return on average common equity, annualized	10.71	9.95	10.40	8.47
Net interest margin, annualized	4.15	3.95	4.00	4.20

(in thousands except per share amounts)
Three Months Ended	December 31	September 30	June 30	March 31
2009
Net interest income	$28,582	$27,045	$25,409	$24,474
Net interest income, taxable equivalent basis	28,912	27,386	25,741	24,765
Provision for loan losses	5,193	5,772	4,522	1,981
Noninterest income	10,486	9,226	10,955	10,753
Noninterest expense	23,847	22,579	23,578	23,797
Net income	6,958	5,584	5,937	6,580

Per common share:
Basic earnings per share	$0.46	$0.37	$0.39	$0.44
Diluted earnings per share	0.46	0.37	0.39	0.43
Dividends declared	0.30	0.30	0.30	0.30

Common stock price:
High	$27.08	$28.49	$31.29	$37.17
Low	22.41	25.15	25.62	22.55
Last trade	24.45	26.17	26.75	26.75

Selected ratios:
Return on average assets, annualized	0.90%	0.72%	0.78%	0.89%
Return on average common equity, annualized	8.58	6.94	7.54	8.51
Net interest margin, annualized	4.06	3.81	3.62	3.61

Dividends

The annual dividend paid to our stockholders was increased from $1.20 per share to $1.21 per share during 2010.  We have adopted a conservative policy of cash dividends by maintaining an average annual cash dividend ratio of less than 45%, with periodic stock dividends.  The current year cash dividend ratio was 55.76%.  The higher dividend ratio reflects the Board of Directors decision to continue to pay increased dividends to our shareholders despite the current economy as CTBI has continued to outperform its peers during this recessionary time.  Dividends are typically paid on a quarterly basis.  Future dividends are subject to the discretion of CTBI’s Board of Directors, cash needs, general business conditions, dividends from our subsidiaries, and applicable governmental regulations and policies.  For information concerning restrictions on dividends from the subsidiary bank to CTBI, see note 21 to the consolidated financial statements included herein for the year ended December 31, 2010.

Stock Repurchases

CTBI did not acquire any shares of common stock through the stock repurchase program during the years 2010 and 2009. We repurchased 93,500 shares of common stock during 2008, leaving 288,519 shares remaining under CTBI's current repurchase authorization. For further information, see the Liquidity and Market Risk section of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Common Stock Performance

The following graph shows the cumulative return experienced by CTBI's shareholders during the last five years compared to the NASDAQ Stock Market (U.S.) and the NASDAQ Bank Stock Index.  The graph assumes the investment of $100 on December 31, 2005 in CTBI's common stock and in each index and the reinvestment of all dividends paid during the five-year period.

Comparison of 5 Year Cumulative Total Return
among Community Trust Bancorp, Inc., NASDAQ Stock Market (U.S.),
and NASDAQ Bank Stocks

Fiscal Year Ending December 31 ($)
	2005	2006	2007	2008	2009	2010
Community Trust Bancorp, Inc.	100.00	138.47	95.46	131.49	91.77	113.24
NASDAQ Stock Market (U.S.)	100.00	109.84	119.14	57.41	82.53	97.95
NASDAQ Bank Stocks	100.00	112.23	88.95	64.86	54.35	64.28

Item 6.  Selected Financial Data 2006-2010

(in thousands except ratios, per share amounts and # of employees)
Year Ended December 31	2010		2009		2008		2007		2006
Interest income	$154,511		$153,050		$167,611		$196,864		$189,305
Interest expense	35,257		47,540		63,974		90,832		81,538
Net interest income	119,254		105,510		103,637		106,032		107,767
Provision for loan losses	16,484		17,468		11,452		6,540		4,305
Noninterest income	40,926		41,420		21,767		36,608		32,559
Noninterest expense	96,050		93,801		82,532		83,055		80,407
Income before income taxes	47,646		35,661		31,420		53,045		55,614
Income taxes	14,612		10,602		8,347		16,418		16,550
Net income	$33,034		$25,059		$23,073		$36,627		$39,064

Per common share:
Basic earnings per share	$2.17		$1.66		$1.54		$2.42		$2.59
Cash dividends declared-	$1.21		$1.20		$1.17		$1.10		$1.05
as a % of net income	55.76%		72.29%		75.97%		45.45%		40.54%
Book value, end of year	$22.16		$21.17		$20.46		$20.03		$18.63
Market price, end of year	$28.96		$24.45		$36.75		$27.53		$41.53
Market to book value, end of year	1.31	x	1.15	x	1.80	x	1.37	x	2.23	x
Price/earnings ratio, end of year	13.35	x	14.73	x	23.86	x	11.38	x	16.03	x
Cash dividend yield, end of year	4.18%		4.91%		3.18%		4.00%		2.53%

At year-end:
Total assets	$3,355,872		$3,086,659		$2,954,531		$2,902,684		$2,969,761
Long-term debt	61,341		61,341		61,341		61,341		61,341
Shareholders’ equity	338,638		321,457		308,206		301,355		282,375

Averages:
Assets	$3,220,087		$3,047,100		$2,921,217		$2,980,713		$2,942,892
Deposits	2,574,961		2,409,848		2,303,720		2,352,902		2,294,385
Earning assets	2,961,971		2,830,701		2,703,054		2,760,014		2,717,325
Loans	2,461,225		2,383,875		2,283,180		2,205,431		2,131,649
Shareholders’ equity	333,645		317,711		308,401		294,106		269,202

Profitability ratios:
Return on average assets	1.03%		0.82%		0.79%		1.23%		1.33%
Return on average equity	9.90		7.89		7.48		12.45		14.51

Capital ratios:
Equity to assets, end of year	10.09%		10.41%		10.43%		10.38%		9.51%
Average equity to average assets	10.36		10.43		10.56		9.87		9.15

Risk based capital ratios:
Tier 1 capital
(to average assets)	10.15%		10.38%		10.37%		10.32%		9.58%
Tier 1 capital
(to risk weighted assets)	12.90		12.90		13.05		13.24		12.21
Total capital
(to risk weighted assets)	14.10		14.15		14.30		14.49		13.43

Other significant ratios:
Allowance to net loans, end of year	1.34%		1.34%		1.31%		1.26%		1.27%
Allowance to net legacy loans, end of year	1.40		1.34		1.31		1.26		1.27
Allowance to nonperforming loans, end of year	56.10		79.01		59.06		88.06		194.43
Nonperforming assets to loans and foreclosed properties, end of year	3.97		3.19		2.66		1.79		0.86
Net interest margin	4.07		3.77		3.88		3.90		4.02

Other statistics:
Average common shares outstanding	15,234		15,129		15,017		15,150		15,086
Number of full-time equivalent employees, end of year	1,041		982		986		1,011		1,021

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

Our Business

Community Trust Bancorp, Inc. (“CTBI”) is a bank holding company headquartered in Pikeville, Kentucky.  Currently, CTBI owns one commercial bank and one trust company.  Through its subsidiaries, CTBI has eighty banking locations in eastern, northeastern, central, and south central Kentucky, southern West Virginia, and northeastern Tennessee, and five trust offices across Kentucky.  At December 31, 2010, CTBI had total consolidated assets of $3.4 billion and total consolidated deposits, including repurchase agreements, of $2.9 billion, making it the largest bank holding company based on total deposits headquartered in the Commonwealth of Kentucky.  Total shareholders’ equity at December 31, 2010 was $338.6 million.

On June 8, 2010, CTBI entered into an Agreement and Plan of Share Exchange with LaFollette First National Corporation, a Tennessee corporation (“LaFollette Corporation”) and First National Bank of LaFollette (“LaFollette Bank”), the wholly-owned subsidiary of LaFollette Corporation.  On November 17, 2010, CTBI completed the acquisition of LaFollette Corporation and LaFollette Bank, acquiring all outstanding shares of LaFollette Corporation in a share exchange for $650 per share, or a total of approximately $16.1 million.  In addition, CTBI paid $1.2 million to retire a debt owed by LaFollette Corporation.  Immediately following the share exchange, LaFollette Corporation was merged into CTBI.  LaFollette Bank was merged into Community Trust Bank, Inc. (the “Bank”) on January 21, 2011.  All references to the “Bank” included herein shall be deemed to include both Community Trust Bank, Inc. and LaFollette Bank unless otherwise noted.

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

Our accounting policies are described in note 1 to the consolidated financial statements.  We have identified the following critical accounting policies:

Cash and Cash Equivalents – CTBI considers all liquid investments with original maturities of three months or less to be cash equivalents.  Cash and cash equivalents include cash on hand, amounts due from banks, interest bearing deposits in other financial institutions, and federal funds sold.  Generally, federal funds are sold for one-day periods.

Certificates of deposit in other banks – Certificates of deposit in other banks generally mature within 18 months and are carried at cost.

Investments – Management determines the classification of securities at purchase.  We classify securities into held-to-maturity, trading, or available-for-sale categories.  Held-to-maturity securities are those which we have the positive intent and ability to hold to maturity and are reported at amortized cost.  In accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 320, Investment Securities, investments in debt securities that are not classified as held-to-maturity and equity securities that have readily determinable fair values shall be classified in one of the following categories and measured at fair value in the statement of financial position:

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

We do not have any securities that are classified as trading securities.  Available-for-sale securities are reported at fair value, with unrealized gains and losses included as a separate component of shareholders’ equity, net of tax.  If declines in fair value are other than temporary, the carrying value of the securities is written down to fair value as a realized loss with a charge to income for the portion attributable to credit losses and a charge to other comprehensive income for the portion that is not credit related.

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

Loans – Loans with the ability and the intent to be held until maturity and/or payoff are reported at the carrying value of unpaid principal reduced by unearned interest, an allowance for loan and lease losses, and unamortized deferred fees or costs.  Income is recorded on the level yield basis.  Interest accrual is discontinued when management believes, after considering economic and business conditions, collateral value, and collection efforts, that the borrower’s financial condition is such that collection of interest is doubtful.  Any loan greater than 90 days past due must be well secured and in the process of collection to continue accruing interest.  Cash payments received on nonaccrual loans generally are applied against principal, and interest income is only recorded once principal recovery is reasonably assured.  Loans are not reclassified as accruing until principal and interest payments remain current for a period of time, generally six months, and future payments appear reasonably certain.  Included in certain loan categories of impaired loans are troubled debt restructurings that were classified as impaired.  A restructuring of a debt constitutes a troubled debt restructuring if the creditor for economic or legal reasons related to the debtor’s financial difficulties grants a concession to the debtor that it would not otherwise consider.

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

We utilize an internal risk grading system for commercial credits.  Those larger commercial credits that exhibit probable or observed credit weaknesses are subject to individual review.  The borrower’s cash flow, adequacy of collateral coverage, and other options available to CTBI, including legal remedies, are evaluated.  The review of individual loans includes those loans that are impaired as defined by ASC 310-35, Impairment of a Loan.  We evaluate the collectability of both principal and interest when assessing the need for loss provision.  Historical loss rates are analyzed and applied to other commercial loans not subject to specific allocations.  The ALLL allocation for this pool of commercial loans is established based on the historical average, maximum, minimum, and median loss ratios.

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

Homogenous loans, such as consumer installment, residential mortgages, and home equity lines are not individually risk graded.  The associated ALLL for these loans is measured under ASC 450, Contingencies.

Historical loss rates for commercial and retail loans are adjusted for significant factors that, in management’s judgment, reflect the impact of any current conditions on loss recognition.  We generally review the historical loss rates over eight quarters and four quarters on a rolling average basis.  Factors that we consider include delinquency trends, current economic conditions and trends, strength of supervision and administration of the loan portfolio, levels of underperforming loans, level of recoveries to prior year’s charge offs, trend in loan losses, industry concentrations and their relative strengths, amount of unsecured loans and underwriting exceptions.  Based upon management’s judgment, “best case,” “worst case,” and “most likely” scenarios are determined.  The total of each of these weighted factors is then applied against the applicable portion of the portfolio and the ALLL is adjusted accordingly.

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

Goodwill and Core Deposit Intangible – We evaluate total goodwill and core deposit intangible for impairment, based upon ASC 350, Intangibles-Goodwill and Other, using fair value techniques including multiples of price/equity.  Goodwill and core deposit intangible are evaluated for impairment on an annual basis or as other events may warrant.

The activity to goodwill and core deposit intangible for the year 2010 is shown below.

(in thousands)	Goodwill	Core Deposit Intangible
Beginning balance, January 1	$65,059	$648
Amortization	0	(430)
Acquired through acquisition	440	1,124
Ending balance, December 31	$65,499	$1,342

Amortization of core deposit intangible is estimated at approximately $0.2 million annually for years one through seven.

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

Diluted EPS adjusts the number of weighted average shares of common stock outstanding by the dilutive effect of stock options, including restricted shares, as prescribed in ASC 718, Share-Based Payment.

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

Mortgage Servicing Rights – Mortgage servicing rights (“MSRs”) are carried at fair market value with the implementation of ASC 860-50, Servicing Assets and Liabilities, in January 2007.  MSRs are valued using Level 3 inputs as defined in ASC 820, Fair Value Measurements.  The fair value is determined quarterly based on an independent third-party valuation using a discounted cash flow analysis and calculated using a computer pricing model.  The computer valuation is based on key economic assumptions including the prepayment speeds of the underlying loans, the weighted-average life of the loan, the discount rate, the weighted-average coupon, and the weighted-average default rate, as applicable.  Along with the gains received from the sale of loans, fees are received for servicing loans.  These fees include late fees, which are recorded in interest income, and ancillary fees and monthly servicing fees, which are recorded in noninterest income.  Costs of servicing loans are charged to expense as incurred.  Changes in fair market value of the MSRs are reported in mortgage banking income.

Stock Options – At December 31, 2010 and 2009, CTBI had a share-based employee compensation plan, which is described more fully in note 15 to the consolidated financial statements.  CTBI accounts for this plan under the recognition and measurement principles of ASC 718, Share-Based Payment.

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

The standard requires CTBI to expand disclosures about the credit quality of our loans and the related reserves against them.  The additional disclosures include details on our past due loans, credit quality indicators, and modifications of loans, and are included in notes 4 and 8 to the consolidated financial statements.  CTBI adopted the standard beginning with our December 31, 2010 financial statements.

➢ Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings – In January 2011, the FASB released ASU 2011-01, Receivables (Topic 310): Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings.  The amendments in this Update temporarily delay the effective date of the disclosures about troubled debt restructurings in ASU 2010-20 discussed above.  The delay is intended to allow the Board time to complete its deliberations on what constitutes a troubled debt restructuring.  The effective date of the new disclosures about troubled debt restructurings for public entities and the guidance for determining what constitutes a troubled debt restructuring will then be coordinated.

Results of Operations

2010 Compared to 2009

CTBI’s earnings for the year 2010 increased 31.8% to $33.0 million, or $2.17 per basic share, compared to $25.1 million, or $1.66 per basic share, for the year ended December 31, 2009.  Average shares outstanding increased from 15.1 million for the year ended December 31, 2009 to 15.2 million for the year ended December 31, 2010.

❖
CTBI's earnings per share for the year 2010 increased $0.51 per share from prior year.  Earnings for the year 2010 were positively impacted by increased net interest income and decreased provision for loan loss, partially offset by decreased noninterest income and increased noninterest expense.  The acquisition of LaFollette Corporation increased earnings by $0.02 per basic share.

❖
CTBI experienced significant improvement in our net interest margin year over year increasing from 3.77% for the year ended December 31, 2009 to 4.07% for the year ended December 31, 2010 as deposit expense decreased significantly.

❖
As problem loans continued to work through the collection process, nonperforming loans increased from the $41.3 million at December 31, 2009 to $62.0 million at December 31, 2010.  December 31, 2010 information includes $2.2 million in nonperforming loans for First National Bank of LaFollette.  Nonperforming assets increased $26.1 million from prior year.

❖	The loan loss provision for the year ended December 31, 2010 decreased $1.0 million from prior year.

❖	Net loan charge-offs for the year 2010 decreased from $15.6 million for the year 2009 to $14.3 million for the year 2010.

❖
Our loan loss reserve as a percentage of total loans outstanding was 1.34% at December 31, 2010 and 2009.  Generally accepted accounting principles require that expected credit losses associated with loans obtained in an acquisition be reflected in the estimation of loan fair value as of the acquisition date and prohibits any carryover of an allowance for credit losses.  Excluding amounts related to loans obtained in the fourth quarter 2010 acquisition of LaFollette, the allowance-to-legacy loan ratio was 1.40% and 1.34%, respectively, at December 31, 2010 and 2009.

❖
Noninterest income for the year 2010 decreased $0.5 million from prior year due to declines in gains on sales of loans and the fair value of our mortgage servicing rights, partially offset by increases in trust and brokerage revenue and deposit service charges.

❖	Our loan portfolio increased $169.4 million year over year, including a $119.1 million increase resulting from the acquisition of LaFollette.

❖	Our investment portfolio increased $55.8 million from prior year, including the $29.2 million increase from the LaFollette acquisition.

❖
Our tangible common equity/tangible assets ratio remains strong at 8.27%.  The acquisition of LaFollette was an all cash transaction and decreased our tangible common equity/tangible assets ratio by 56 basis points.

❖	Return on average assets for the year 2010 was 1.03% compared to 0.82% for the year 2009. Return on average equity was 9.90% compared to 7.89%.

Net Interest Income:

We saw improvement in our net interest margin of 30 basis points for the year 2010 compared to 2009.  Net interest income increased 13.0% with a 4.6% increase in average earning assets.  The yield on average earnings assets for the year 2010 decreased 19 basis points in comparison to the 62 basis point decline in the cost of interest bearing funds.

Provision for Loan Losses and Allowance for Loan and Lease Losses:

The provision for loan losses that was added to the allowance for 2010 decreased $1.0 million from prior year.  This provision represented a charge against current earnings in order to maintain the allowance at an appropriate level determined using the accounting estimates described in the Critical Accounting Policies and Estimates section.  Our loan loss reserve as a percentage of total loans outstanding was 1.34% at December 31, 2010 and 2009.  The adequacy of our loan loss reserves is analyzed quarterly and adjusted as necessary with a focus on maintaining appropriate reserves for potential losses.  Generally accepted accounting principles require that expected credit losses associated with loans obtained in an acquisition be reflected in the estimation of loan fair value as of the acquisition date and prohibits any carryover of an allowance for credit losses.  Excluding amounts related to loans obtained in the fourth quarter 2010 acquisition of LaFollette, the allowance-to-legacy loan ratio was 1.40% and 1.34%, respectively, at December 31, 2010 and 2009.

CTBI's total nonperforming loans were $62.0 million at December 31, 2010, an increase from the $41.3 million at December 31, 2009.  Nonperforming loans include an increase of $2.2 million from the acquisition of LaFollette. Also included in the increased nonperforming loans was a $5.6 million automobile floor plan loan, three loans totaling $8.2 million which were secured by hotel properties, and one commercial real estate relationship totaling $4.1 million related to the restaurant industry.  Loans past-due 30-89 days at December 31, 2010 at $28.4 million increased from the $24.8 at December 31, 2009, including a $3.2 million increase from the LaFollette acquisition.  Our loan portfolio management processes focus on the immediate identification, management, and resolution of problem loans to maximize recovery and minimize loss.

Impaired loans at December 31, 2010 totaled $63.3 million, an increase from the $37.7 million at December 31, 2009.  Included in certain loan categories of impaired loans are troubled debt restructurings that were classified as impaired.  At December 31, 2010, the Bank had $0.4 million in commercial other, $0.1 million in commercial secured by real estate, and $1.3 million in commercial real estate construction loans that were modified in troubled debt restructurings and impaired.  In addition to the troubled debt restructurings included in the impaired loans above, the Bank had troubled debt restructurings that were performing in accordance with their modified terms at December 31, 2010 of $0.8 million in commercial other, $2.4 million in commercial secured by real estate, and $1.6 million in commercial real estate construction loans.

For further information regarding nonperforming and impaired loans, see note 5 to the consolidated financial statements.

CTBI generally does not offer high risk loans such as option ARM products, high loan to value ratio mortgages, interest-only loans, loans with initial teaser rates, or loans with negative amortizations, and therefore, CTBI would have no significant exposure to these products.

Foreclosed properties increased to $42.9 million at December 31, 2010 compared to $37.3 million at December 31, 2009. The increase in foreclosed properties includes $2.7 million from the acquisition of LaFollette. Sales of foreclosed properties for the year ended December 31, 2010 totaled $8.5 million.  Net loss on sales of foreclosed properties in 2010 totaled $134 thousand.  New foreclosed properties totaled $11.8 million and are carried at the lesser of book value or appraised value less cost to sell.  Our nonperforming loans and foreclosed properties remain primarily concentrated in our Central Kentucky Region.  The major classifications of other real estate owned are shown in the following table:

(in thousands) December 31	2010	2009
1-4 family	$18,792	$18,388
Agricultural/farmland	58	128
Construction/land development/other	10,207	7,414
Multifamily	4,594	4,117
Non-farm/non-residential	9,284	7,286
Total other real estate owned	$42,935	$37,333

Net loan charge-offs for the year 2010 were $14.3 million, or 0.58% of average loans, compared to prior year's $15.6 million, or 0.66% of average loans.  Of the total net charge-offs, $9.8 million was in commercial loans, $2.9 million was in indirect auto loans, and $0.9 million was in residential real estate mortgage loans.

Noninterest Income:

Noninterest income for the year 2010 declined 1.2% from prior year.  The decrease in noninterest income was significantly impacted by decreased gains on sales of loans as 2009 was a period of significant refinancing of residential real estate loans, as well as a $0.8 million decline in the fair value of our mortgage servicing rights.  The decline in these noninterest income sources was partially offset by increases in trust and brokerage revenue and deposit service charges.

Noninterest Expense:

Noninterest expense for the year 2010 increased 2.4% from 2009 as increased personnel expenses were partially offset by a decrease in FDIC insurance premiums and special assessment.

Balance Sheet Review:

CTBI’s total assets at $3.4 billion increased $269.2 million, or 8.7%, from prior year-end, including an increase of $193.7 million from the acquisition of LaFollette Bank.  Loans outstanding at December 31, 2010 were $2.6 billion, increasing $169.4 million, or 7.0%, from December 31, 2009, including a $119.1 million increase resulting from the acquisition of LaFollette Bank.  Loan growth of $102.3 million in the commercial loan portfolio and $103.2 million in the residential loan portfolio was partially offset by a decline in the consumer loan portfolio of $36.1 million.  CTBI's investment portfolio increased $55.8 million, or 19.6%, from prior year, including the $29.2 million increase from LaFollette Bank.  Deposits, including repurchase agreements, at $2.9 billion increased $251.7 million, or 9.5%, from prior year, including $174.5 million from the acquisition of LaFollette Bank.  The deposit (including repurchase agreements) to FTE (full-time equivalent) ratio increased to $2.8 million at December 31, 2010 from $2.7 million at December 31, 2009.  Shareholders’ equity at December 31, 2010 was $338.6 million compared to $321.5 million at December 31, 2009.

2009 Compared to 2008

CTBI’s earnings increased for the year 2009.  Earnings per basic share for the year 2009 were $1.66 compared to $1.54 for the same period in 2008.  Average shares outstanding increased from 15.0 million for the year ended December 31, 2008 to 15.1 million for the year ended December 31, 2009.

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

❖
The significant increase in provision for loan losses was driven by increased charge-offs in 1-4 family commercial real estate loans with specific reserves and to a lesser extent consumer loans, and it supported loan growth of $87.1 million for the year.

❖	Net loan charge-offs for the year 2009 increased $7.0 million from prior year.

❖	Noninterest income was impacted by increased gains on sales of loans and loan related fees due to the refinancing of mortgage loans and an increase in the fair value of mortgage servicing rights.

❖
Noninterest expense increased year over year as a result of increases in legal fees, net expenses related to other real estate owned, and repossession expense as CTBI worked through its problem real estate loans resulting from the decline in the housing market and consumers and small businesses were being impacted by current economic conditions.  CTBI also experienced increased FDIC insurance premiums including the special FDIC assessment and increased personnel expense.

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

❖	Our investment portfolio declined $8.4 million year over year.

❖	Our tangible common equity/tangible assets ratio remained strong at 8.47%.

❖	Return on average assets for the year was 0.82% compared to 0.79% for the year 2008. Return on average equity was 7.89% compared to 7.48%.

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

CTBI generally does not offer high risk loans such as option ARM products, high loan to value ratio mortgages, interest-only loans, loans with initial teaser rates, or loans with negative amortizations, and therefore, CTBI would have no significant exposure to these products.

Foreclosed properties increased to $37.3 million from the $10.4 million at December 31, 2008, as problem real estate loans were working their way through the legal system, which remained strained due to current economic conditions, and CTBI continued working through a prolonged foreclosure process.  Sales of foreclosed properties for the year ended December 31, 2009 totaled $7.0 million.  Net loss on sales of foreclosed properties in 2009 totaled $45 thousand.  New foreclosed properties, carried at the lesser of book value or appraised value less cost to sell, totaled $33.3 million.  Our nonperforming loans and foreclosed properties remained primarily concentrated in our Central Kentucky Region.  The major classifications of other real estate owned are shown in the following table:

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

Noninterest Expense:

Noninterest expense for the year 2009 increased 13.7% from 2008 with increases in FDIC insurance premiums and personnel costs, along with increased legal fees, repossession expenses, and other real estate owned expenses as CTBI continued to work through nonperforming assets primarily associated with the decline in the real estate market in Central Kentucky.

Balance Sheet Review:

CTBI’s total assets at $3.1 billion increased 4.5% from prior year-end.  Loans outstanding at December 31, 2009 were $2.4 billion with a 3.7% growth from December 31, 2008.  Year over year loan growth occurred in the commercial and consumer loan portfolios with commercial loans increasing $44.7 million and consumer loans increasing $46.1 million.  The residential loan portfolio declined by $3.7 million during 2009 due to significant refinancing of portfolio mortgage loans into the long-term fixed rate secondary market.  CTBI’s investment portfolio decreased 2.9% from prior year.  Deposits, including repurchase agreements, at $2.6 billion increased 6.2% from prior year.  Other interest bearing liabilities declined from prior year resulting from the payoff of a $40 million FHLB advance.  The deposit (including repurchase agreements) to FTE (full-time equivalent) ratio increased to $2.7 million at December 31, 2009 from $2.5 million at December 31, 2008.

Shareholders’ equity at December 31, 2009 was $321.5 million compared to $308.2 million at December 31, 2008.  CTBI's annualized dividend yield to shareholders as of December 31, 2009 was 4.91%.

Liquidity and Market Risk

The objective of CTBI’s Asset/Liability management function is to maintain consistent growth in net interest income within our policy limits. This objective is accomplished through management of our consolidated balance sheet composition, liquidity, and interest rate risk exposures arising from changing economic conditions, interest rates, and customer preferences. The goal of liquidity management is to provide adequate funds to meet changes in loan and lease demand or deposit withdrawals. This is accomplished by maintaining liquid assets in the form of cash and cash equivalents and investment securities, sufficient unused borrowing capacity, and growth in core deposits. As of December 31, 2010, we had approximately $159.0 million in cash and cash equivalents and approximately $338.7 million in securities valued at estimated fair value designated as available-for-sale and available to meet liquidity needs on a continuing basis.  Additional asset-driven liquidity is provided by the remainder of the securities portfolio and the repayment of loans.  In addition to core deposit funding, we also have a variety of other short-term and long-term funding sources available.  We also rely on Federal Home Loan Bank advances for both liquidity and management of our asset/liability position.  Federal Home Loan Bank advances were $21.2 million at December 31, 2010 compared to $20.7 million at December 31, 2009.  As of December 31, 2010, we had a $239.3 million available borrowing position with the Federal Home Loan Bank.  We generally rely upon net inflows of cash from financing activities, supplemented by net inflows of cash from operating activities, to provide cash for our investing activities.  As is typical of many financial institutions, significant financing activities include deposit gathering, use of short-term borrowing facilities such as repurchase agreements and federal funds purchased, and issuance of long-term debt.  At December 31, 2010, we had a $12 million revolving line of credit, all of which is currently available to meet any future cash needs.  Our primary investing activities include purchases of securities and loan originations.  We do not rely on any one source of liquidity and manage availability in response to changing consolidated balance sheet needs.

Stock Repurchase Program

CTBI’s stock repurchase program began in December 1998 with the authorization to acquire up to 500,000 shares and was increased by an additional 1,000,000 shares in July 2000.  CTBI issued a press release on May 13, 2003 announcing its intention to repurchase up to 1,000,000 additional shares.  As of December 31, 2010, a total of 2,211,481 shares have been repurchased through this program.  The following table shows Board authorizations and repurchases made through the stock repurchase program for the years 1998 through 2010:

	Board Authorizations	Repurchases*		Shares Available for Repurchase
		Average Price ($)	# of Shares
1998	500,000	-	0
1999	0	15.89	131,517
2000	1,000,000	11.27	694,064
2001	0	14.69	444,945
2002	0	19.48	360,287
2003	1,000,000	21.58	235,668
2004	0	25.45	55,000
2005	0	-	0
2006	0	-	0
2007	0	31.42	196,500
2008	0	28.08	93,500
2009	0	-	0
2010	0	-	0
Total	2,500,000	17.52	2,211,481	288,519

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

The following table shows our estimated earnings sensitivity profile as of December 31, 2010:

Change in Interest Rates (basis points)	Percentage Change in Net Interest Income (12 Months)
+400	2.48%
+300	1.45%
+200	0.58%
+100	0.22%
-25	(0.09)%

The following table shows CTBI’s estimated earnings sensitivity profile as of December 31, 2009:

Change in Interest Rates (basis points)	Percentage Change in Net Interest Income (12 Months)
+400	3.50%
+300	2.37%
+200	1.29%
+100	0.53%
-25	(0.15)%

The simulation model used the yield curve spread evenly over a twelve-month period.  The measurement at December 31, 2010 estimates that our net interest income in an up-rate environment would increase by 2.48% at a 400 basis point change, 1.45% increase at a 300 basis point change, 0.58% increase at a 200 basis point change, and a 0.22% increase at a 100 basis point change.  In a down-rate environment, a 25 basis point decrease in interest rates would decrease net interest income by 0.09% over one year.  In order to reduce the exposure to interest rate fluctuations and to manage liquidity, we have developed sale procedures for several types of interest-sensitive assets.  Virtually all long-term, fixed rate single family residential mortgage loans underwritten according to Federal Home Loan Mortgage Corporation guidelines are sold for cash upon origination.  Periodically, additional assets such as commercial loans are also sold.  In 2010 and 2009, $82.3 million and $217.5 million, respectively, was realized on the sale of fixed rate residential mortgages.  We focus our efforts on consistent net interest revenue and net interest margin growth through each of the retail and wholesale business lines.  We do not currently engage in trading activities.

The preceding analysis was prepared using a rate ramp analysis which attempts to spread changes evenly over a specified time period as opposed to a rate shock which measures the impact of an immediate change.  Had these measurements been prepared using the rate shock method, the results would vary.

Our Static Repricing GAP as of December 31, 2010 is presented below.  In the 12 month repricing GAP, rate sensitive liabilities (“RSL”) exceeded rate sensitive assets (“RSA”) by $96.7 million.

	1-3 Months		4-6 Months		7-9 Months		10-12 Months		2-3 Years		4-5 Years		> 5 Years

Assets	$1,495,743		$224,431		$169,203		$172,452		$548,335		$174,799		$570,909

Liabilities and Equity	923,981		304,889		329,270		600,422		697,893		14,228		485,189

Repricing difference	571,762		(80,458)		(160,067)		(427,970)		(149,558)		160,570		85,720

Cumulative GAP	571,672		491,304		331,238		(96,732)		(246,290)		(85,720)		0

RSA/RSL	1.62	x	0.74	x	0.51	x	0.29	x	0.79	x	12.29	x	1.18	x

Cumulative GAP to total assets	17.04%		14.64%		9.87%		(2.88)%		(7.34)%		(2.55)%		0.00%

Capital Resources

We continue to grow our shareholders’ equity while also providing an annual dividend yield for the year 2010 of 4.18% to shareholders.  Shareholders’ equity increased 5.3% from December 31, 2009 to $338.6 million at December 31, 2010.  Our primary source of capital growth is the retention of earnings.  Cash dividends were $1.21 per share for 2010 and $1.20 per share for 2009.  We retained 44.2% of our earnings in 2010 compared to 27.7% in 2009.

Regulatory guidelines require bank holding companies, commercial banks, and savings banks to maintain certain minimum capital ratios and define companies as “well-capitalized” that sufficiently exceed the minimum ratios.  The banking regulators may alter minimum capital requirements as a result of revising their internal policies and their ratings of individual institutions.  To be “well-capitalized” banks and bank holding companies must maintain a Tier 1 leverage ratio of no less than 5.0%, a Tier 1 risk based ratio of no less than 6.0%, and a total risk based ratio of no less than 10.0%.  Our ratios as of December 31, 2010 were 10.15%, 12.90%, and 14.10%, respectively, all exceeding the threshold for meeting the definition of “well-capitalized.”  See note 21 to the consolidated financial statements for further information.

As of December 31, 2010, we are not aware of any current recommendations by banking regulatory authorities which, if they were to be implemented, would have, or are reasonably likely to have, a material adverse impact on our liquidity, capital resources, or operations, except as provided for in the Dodd-Frank Act which is discussed in the Supervision and Regulation section of Item 1. Business.

Deposit Insurance

Substantially all of the deposits of CTBI are insured up to applicable limits by the Deposit Insurance Fund (DIF) of the FDIC and are subject to deposit insurance assessments to maintain the DIF.  The FDIC utilizes a risk-based assessment system that imposes insurance premiums based upon a risk matrix that takes into account a bank’s capital level and supervisory rating (“CAMELS rating”).  The risk matrix utilizes four risk categories which are distinguished by capital levels and supervisory ratings.

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

In November 2009, the FDIC issued a rule that required all insured depository institutions, with limited exceptions, to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012.  The FDIC also adopted a uniform three-basis point increase in assessment rates effective on January 1, 2011.  In December 2009, CTBI paid $14.2 million in prepaid risk-based assessment, which included $0.9 million related to the fourth quarter of 2009 that would have otherwise been payable in the first quarter of 2010.  This amount is included in deposit insurance expense for 2009.  The remaining $13.3 million in prepaid deposit insurance is included in accrued interest receivable and other assets in the accompanying consolidated balance sheet as of December 31, 2009.  During 2010, $3.9 million was expensed as a component of FDIC insurance, leaving $9.4 million in the prepaid.

FDIC insurance expense totaled $4.4 million, $5.8 million, and $0.3 million in 2010, 2009, and 2008.  FDIC insurance expense includes deposit insurance assessments and Financing Corporation (ICO) assessments.

On July 21, 2010, President Obama signed the Dodd-Frank Act into law.  This new law will significantly change the current bank regulatory structure and affect the lending, deposit, investment, trading, and operating activities of financial institutions and their holding companies.  The Dodd-Frank Act requires various federal agencies to adopt a broad range of new implementing rules and regulations, and to prepare numerous studies and reports for Congress.  The federal agencies are given significant discretion in drafting the implementing rules and regulations, and consequently, many of the details and much of the impact of the Dodd-Frank Act may not be known for many months or years.

Among many other provisions, the Dodd-Frank Act broadens the base for FDIC insurance assessments.  Assessments will now be based on the average consolidated total assets less tangible equity capital of a financial institution.  The Dodd-Frank Act also permanently increases the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2008, and noninterest bearing transaction accounts and IOLTA accounts have unlimited deposit insurance through December 31, 2012.  See the Supervision and Regulation section of Item 1. Business for further information on the provisions of the Dodd-Frank Act.

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

Our success is dependent on the general economic conditions of the communities we serve.  Unlike larger banks that are more geographically diversified, we provide financial and banking services primarily to eastern, northeastern, central, and south central Kentucky, southern West Virginia, and northeastern Tennessee. The economic conditions in these areas have a significant impact on loan demand, the ability of borrowers to repay loans, and the value of the collateral securing loans.  A significant decline in general economic conditions will affect these local economic conditions and will negatively affect the financial results of our banking operations.  Factors influencing general conditions include inflation, recession, unemployment, and other factors beyond our control.

The national and global economic downturn has resulted in unprecedented levels of financial market volatility and has in general adversely impacted the market value of financial institutions, limited access to capital and had an adverse effect on the financial condition and results of operations of banking companies in general, including CTBI.  From early 2008 to the middle of 2010, CTBI experienced significant challenges, credit quality deteriorated, and net income and results of operations were adversely impacted.  While there has been some improvement in economic conditions in our markets starting in the second half of 2010, we believe that we will continue to experience a challenging environment in 2011.  CTBI is a part of the financial system and a continuation of systemic lack of available credit, lack of confidence in the financial sector, increased volatility in the financial markets, and reduced business activity could materially and adversely impact CTBI’s business, financial condition and results of operations.

Contractual Obligations and Commitments

As disclosed in the notes to the consolidated financial statements, we have certain obligations and commitments to make future payments under contracts.  At December 31, 2010, the aggregate contractual obligations and commitments are:

Contractual Obligations:	Payments Due by Period
(in thousands)	Total	1 Year	2-5 Years	After 5 Years
Deposits without stated maturity	$1,238,874	$1,238,874	$0	$0
Certificates of deposit and other time deposits	1,467,243	1,362,259	91,828	13,156
Repurchase agreements and other short-term borrowings	197,955	197,955	0	0
Advances from Federal Home Loan Bank	21,238	20,199	470	569
Interest on advances from Federal Home Loan Bank*	215	83	111	21
Long-term debt	61,341	0	0	61,341
Interest on long-term debt*	105,985	3,999	15,998	85,988
Annual rental commitments under leases	8,448	1,653	3,772	3,023
Total	$3,101,299	$2,825,022	$112,179	$164,098

*The amounts provided as interest on advances from Federal Home Loan Bank and interest on long-term debt assume the liabilities will not be prepaid and interest is calculated to their individual maturities.

Other Commitments:	Amount of Commitment - Expiration by Period
(in thousands)	Total	1 Year	2-5 Years	After 5 Years
Standby letters of credit	$54,690	$43,129	$11,561	$0
Commitments to extend credit	376,858	300,185	69,830	6,843
Total	$431,548	$343,314	$81,391	$6,843

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

Item 8. Financial Statements and Supplementary Data

Community Trust Bancorp, Inc.
Consolidated Balance Sheets

(dollars in thousands) December 31	2010	2009
Assets:
Cash and due from banks	$62,559	$62,720
Interest bearing deposits	70,086	31,814
Federal funds sold	26,338	47,595
Cash and cash equivalents	158,983	142,129

Certificates of deposit in other banks	14,762	100
Securities available-for-sale at fair value
(amortized cost of $332,658 and $263,756, respectively)	338,675	270,237
Securities held-to-maturity at amortized cost
(fair value of $1,662 and $14,435, respectively)	1,662	14,336
Loans held for sale	455	1,818

Loans	2,605,180	2,435,760
Allowance for loan losses	(34,805)	(32,643)
Net loans	2,570,375	2,403,117

Premises and equipment, net	55,343	49,242
Federal Home Loan Bank stock	25,673	24,700
Federal Reserve Bank stock	4,434	4,348
Goodwill	65,499	65,059
Core deposit intangible (net of accumulated amortization of $7,260 and
$6,857, respectively)	1,342	648
Bank owned life insurance	39,697	38,117
Mortgage servicing rights	3,161	3,406
Other real estate owned	42,935	37,333
Other assets	32,876	32,069
Total assets	$3,355,872	$3,086,659

Liabilities and shareholders’ equity:
Deposits
Noninterest bearing	$525,478	$490,809
Interest bearing	2,180,639	1,971,400
Total deposits	2,706,117	2,462,209

Repurchase agreements	188,275	180,471
Federal funds purchased	9,680	12,205
Advances from Federal Home Loan Bank	21,238	20,671
Long-term debt	61,341	61,341
Other liabilities	30,583	28,305
Total liabilities	3,017,234	2,765,202

Shareholders’ equity:
Preferred stock, 300,000 shares authorized and unissued	-	-
Common stock, $5 par value, shares authorized 25,000,000;
shares outstanding 2010 – 15,281,576; 2009 – 15,183,987	76,408	75,920
Capital surplus	154,880	152,484
Retained earnings	103,439	88,840
Accumulated other comprehensive income, net of tax	3,911	4,213
Total shareholders’ equity	338,638	321,457

Total liabilities and shareholders’ equity	$3,355,872	$3,086,659

See notes to consolidated financial statements.

Consolidated Statements of Income

(in thousands except per share data) Year Ended December 31	2010	2009	2008
Interest income:
Interest and fees on loans, including loans held for sale	$142,109	$139,736	$150,221
Interest and dividends on securities
Taxable	8,934	9,569	12,635
Tax exempt	1,601	1,845	1,869
Interest and dividends on Federal Reserve Bank and Federal Home
Loan Bank stock	1,351	1,402	1,559
Interest on fed funds sold	234	193	1,083
Other interest income	282	305	244
Total interest income	154,511	153,050	167,611

Interest expense:
Interest on deposits	29,152	39,793	53,849
Interest on repurchase agreements and other short-term borrowings	2,027	2,457	4,424
Interest on advances from Federal Home Loan Bank	79	1,291	1,701
Interest on long-term debt	3,999	3,999	4,000
Total interest expense	35,257	47,540	63,974

Net interest income	119,254	105,510	103,637
Provision for loan losses	16,484	17,468	11,452
Net interest income after provision for loan losses	102,770	88,042	92,185

Noninterest income:
Service charges on deposit accounts	23,255	21,970	21,886
Gains on sales of loans, net	1,642	4,324	1,583
Trust income	5,846	5,047	4,929
Loan related fees	3,247	3,817	2,045
Bank owned life insurance	1,676	1,241	1,008
Securities gains and losses	0	654	(50)
Other than temporary impairment	0	0	(14,514)
Other noninterest income	5,260	4,367	4,880
Total noninterest income	40,926	41,420	21,767

Noninterest expense:
Officer salaries and employee benefits	8,244	8,169	7,763
Other salaries and employee benefits	39,020	35,392	34,460
Occupancy, net	7,058	6,836	6,787
Equipment	3,865	4,679	4,356
Data processing	6,889	6,064	5,634
Bank franchise tax	4,065	3,684	3,596
Legal fees	2,727	2,395	1,772
Professional fees	1,199	1,350	1,294
FDIC insurance	4,410	5,795	328
Other real estate owned provision and expense	2,626	3,281	722
Other noninterest expense	15,947	16,156	15,820
Total noninterest expense	96,050	93,801	82,532

Income before income taxes	47,646	35,661	31,420
Income taxes	14,612	10,602	8,347
Net income	$33,034	$25,059	$23,073

Basic earnings per share	$2.17	$1.66	$1.54
Diluted earnings per share	2.16	1.65	1.52

See notes to consolidated financial statements.

Consolidated Statements of Changes in Shareholders’ Equity

(in thousands except per share and share amounts)	Common Shares	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Total
Balance, January 1, 2008	15,044,124	$75,221	$149,005	$78,251	$(1,122)	$301,355
Net income				23,073		23,073
Net change in unrealized gain/loss on securities available-for-sale, net of tax of ($1,086)					2,017	2,017
Comprehensive income						25,090
Cumulative effect – application of new accounting standards (EITF 06-4)				(1,820)		(1,820)
Cash dividends declared ($1.17 per share)				(17,561)		(17,561)
Issuance of common stock	115,624	578	2,153			2,731
Purchase of common stock	(93,500)	(468)	(2,163)			(2,631)
Stock-based compensation and related excess tax benefits			1,042			1,042
Balance, December 31, 2008	15,066,248	75,331	150,037	81,943	895	308,206
Net income				25,059		25,059
Net change in unrealized gain/loss on securities available-for-sale, net of tax of ($1,786)					3,318	3,318
Comprehensive income						28,377
Cash dividends declared ($1.20 per share)				(18,162)		(18,162)
Issuance of common stock	117,739	589	1,703			2,292
Stock-based compensation and related excess tax benefits			947			947
Other adjustments			(203)			(203)
Balance, December 31, 2009	15,183,987	75,920	152,484	88,840	4,213	321,457
Net income				33,034		33,034
Net change in unrealized gain/loss on securities available-for-sale, net of tax of $162					(302)	(302)
Comprehensive income						32,732
Cash dividends declared ($1.21 per share)				(18,435)		(18,435)
Issuance of common stock	97,589	488	1,504			1,992
Stock-based compensation and related excess tax benefits			1,009			1,009
Vesting of restricted stock			(117)			(117)
Balance, December 31, 2010	15,281,576	$76,408	$154,880	$103,439	$3,911	$338,638
See notes to consolidated financial statements.

Consolidated Statements of Cash Flows

(in thousands) Year Ended December 31	2010	2009	2008
Cash flows from operating activities:
Net income	$33,034	$25,059	$23,073
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,377	5,239	5,106
Deferred taxes	219	2,918	(5,774)
Stock-based compensation	804	556	712
Excess tax benefits of stock-based compensation	205	391	330
Dividends on restricted stock	74	20	13
Provision for loan and other real estate losses	17,173	18,836	11,718
Securities (gains)/losses	0	(654)	50
Other than temporary impairment charges	0	0	14,514
Gains on sale of mortgage loans held for sale	(1,642)	(4,324)	(1,584)
Losses on sale of assets, net	139	56	370
Proceeds from sale of mortgage loans held for sale	82,324	217,458	83,678
Funding of mortgage loans held for sale	(79,319)	(214,328)	(80,383)
Amortization/(accretion) of securities premiums and discounts, net	2,422	2,121	(156)
Change in cash surrender value of bank owned life insurance	(1,580)	(1,037)	(850)
Mortgage servicing rights:
Fair value adjustments	769	107	1,503
New servicing assets created	(524)	(1,345)	(413)
Changes in:
Other assets	1,259	(13,605)	4,894
Other liabilities	1,570	221	(2,013)
Net cash provided by operating activities	61,304	37,689	54,762

Cash flows from investing activities:
Certificates of deposit in other banks:
Purchase of certificates of deposit	(16,363)	(29,400)	0
Maturity of certificates of deposit	1,701	29,400	0
Securities available-for-sale:
Purchase of securities	(168,612)	(139,999)	(57,271)
Proceeds from sales	0	43,415	30,100
Proceeds from prepayments and maturities	127,072	97,397	72,597
Securities held-to-maturity:
Purchase of securities	(480)	(480)	0
Proceeds from prepayments and maturities	13,154	11,705	7,408
Change in loans, net	(75,996)	(135,211)	(136,464)
Purchase of premises and equipment	(2,426)	(2,265)	(3,184)
Proceeds from sale of premises and equipment	9	24	14
Additional investment in equity securities	(23)	(11)	(980)
Redemption of equity securities	0	3	0
Proceeds from sale of other real estate and repossessed assets	7,480	5,999	4,447
Additional investment in other real estate owned	(225)	(1,928)	(130)
Additional investment in bank owned life insurance	0	(12,945)	0
Net cash received in acquisition	2,906	0	0
Net cash used in investing activities	(111,803)	(134,296)	(83,463)

Cash flows from financing activities:
Change in deposits, net	79,794	130,375	38,670
Change in repurchase agreements, federal funds purchased, and other short-term borrowings, net	4,853	23,762	(8,430)
Advances from Federal Home Loan Bank	40,000	20,000	20,000
Payments on advances from Federal Home Loan Bank	(40,632)	(60,056)	(179)
Issuance of common stock	1,992	2,292	2,731
Purchase of common stock	0	0	(2,631)
Vesting of restricted stock	(117)	0	0
Excess tax benefits of stock-based compensation	(205)	(391)	(330)
Dividends paid	(18,332)	(18,124)	(17,402)
Net cash provided by financing activities	67,353	97,858	32,429
Net increase in cash and cash equivalents	16,854	1,251	3,728
Cash and cash equivalents at beginning of year	142,129	140,878	137,150
Cash and cash equivalents at end of year	$158,983	$142,129	$140,878

Supplemental disclosures:
Income taxes paid	$15,820	$6,695	$16,428
Interest paid	36,095	49,424	65,240
Non-cash activities
Loans to facilitate the sale of other real estate owned and other repossessed assets	1,209	946	970
Common stock dividends accrued, paid in subsequent quarter	4,677	4,561	4,523
Real estate acquired in settlement of loans	11,806	33,301	7,995
Other than temporary impairment of investment securities	0	0	14,514

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements

1.  Accounting Policies

Basis of Presentation – The consolidated financial statements include Community Trust Bancorp, Inc. (“CTBI”) and its subsidiaries, including its principal subsidiary, Community Trust Bank, Inc. (“CTB”).  Intercompany transactions and accounts have been eliminated in consolidation.

Nature of Operations – Substantially all assets, liabilities, revenues, and expenses are related to banking operations, including lending, investing of funds, obtaining of deposits, trust operations, full service brokerage operations, and other financing activities.  All of our business offices and the majority of our business are located in eastern, northeastern, central, and south central Kentucky, southern West Virginia, and northeastern Tennessee.

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

Cash and Cash Equivalents – CTBI considers all liquid investments with original maturities of three months or less to be cash equivalents.  Cash and cash equivalents include cash on hand, amounts due from banks, interest bearing deposits in other financial institutions, and federal funds sold.  Generally, federal funds are sold for one-day periods.

Certificates of deposit in other banks – Certificates of deposit in other banks generally mature within 18 months and are carried at cost.

Investments – Management determines the classification of securities at purchase.  We classify securities into held-to-maturity, trading, or available-for-sale categories.  Held-to-maturity securities are those which we have the positive intent and ability to hold to maturity and are reported at amortized cost.  In accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 320, Investment Securities, investments in debt securities that are not classified as held-to-maturity and equity securities that have readily determinable fair values shall be classified in one of the following categories and measured at fair value in the statement of financial position:

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

We do not have any securities that are classified as trading securities.  Available-for-sale securities are reported at fair value, with unrealized gains and losses included as a separate component of shareholders’ equity, net of tax.  If declines in fair value are other than temporary, the carrying value of the securities is written down to fair value as a realized loss with a charge to income for the portion attributable to credit losses and a charge to other comprehensive income for the portion that is not credit related.

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

Loans – Loans with the ability and the intent to be held until maturity and/or payoff are reported at the carrying value of unpaid principal reduced by unearned interest, an allowance for loan and lease losses, and unamortized deferred fees or costs.  Income is recorded on the level yield basis.  Interest accrual is discontinued when management believes, after considering economic and business conditions, collateral value, and collection efforts, that the borrower’s financial condition is such that collection of interest is doubtful.  Any loan greater than 90 days past due must be well secured and in the process of collection to continue accruing interest.  Cash payments received on nonaccrual loans generally are applied against principal, and interest income is only recorded once principal recovery is reasonably assured.  Loans are not reclassified as accruing until principal and interest payments remain current for a period of time, generally six months, and future payments appear reasonably certain.

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

We utilize an internal risk grading system for commercial credits.  Those larger commercial credits that exhibit probable or observed credit weaknesses are subject to individual review.  The borrower’s cash flow, adequacy of collateral coverage, and other options available to CTBI, including legal remedies, are evaluated.  The review of individual loans includes those loans that are impaired as defined by ASC 310-35, Impairment of a Loan.  We evaluate the collectability of both principal and interest when assessing the need for loss provision.  Historical loss rates are analyzed and applied to other commercial loans not subject to specific allocations.  The ALLL allocation for this pool of commercial loans is established based on the historical average, maximum, minimum, and median loss ratios.

A loan is considered impaired when, based on current information and events, it is probable that CTBI will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement.  Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due.  Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired.  Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.  Impairment is measured on a loan-by-loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.  Included in certain loan categories of impaired loans are troubled debt restructurings that were classified as impaired.  A restructuring of a debt constitutes a troubled debt restructuring if the creditor for economic or legal reasons related to the debtor’s financial difficulties grants a concession to the debtor that it would not otherwise consider.

Homogenous loans, such as consumer installment, residential mortgages, and home equity lines are not individually risk graded.  The associated ALLL for these loans is measured under ASC 450, Contingencies.

Historical loss rates for commercial and retail loans are adjusted for significant factors that, in management’s judgment, reflect the impact of any current conditions on loss recognition.  We generally review the historical loss rates over eight quarters and four quarters on a rolling average basis.  Factors that we consider include delinquency trends, current economic conditions and trends, strength of supervision and administration of the loan portfolio, levels of underperforming loans, level of recoveries to prior year’s charge offs, trend in loan losses, industry concentrations and their relative strengths, amount of unsecured loans and underwriting exceptions.  Based upon management’s judgment, “best case,” “worst case,” and “most likely” scenarios are determined.  The total of each of these weighted factors is then applied against the applicable portion of the portfolio and the ALLL is adjusted accordingly.

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

Goodwill and Core Deposit Intangible – We evaluate total goodwill and core deposit intangible for impairment, based upon ASC 350, Intangibles-Goodwill and Other, using fair value techniques including multiples of price/equity.  Goodwill and core deposit intangible are evaluated for impairment on an annual basis or as other events may warrant.

The activity to goodwill and core deposit intangible for the year 2010 is shown below.

(in thousands)	Goodwill	Core Deposit Intangible
Beginning balance, January 1	$65,059	$648
Amortization	0	(430)
Acquired through acquisition	440	1,124
Ending balance, December 31	$65,499	$1,342

Amortization of core deposit intangible is estimated at approximately $0.2 million annually for years one through seven.

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

Diluted EPS adjusts the number of weighted average shares of common stock outstanding by the dilutive effect of stock options, including restricted shares, as prescribed in ASC 718, Share-Based Payment.

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

Mortgage Servicing Rights – Mortgage servicing rights (“MSRs”) are carried at fair market value with the implementation of ASC 860-50, Servicing Assets and Liabilities, in January 2007.  MSRs are valued using Level 3 inputs as defined in ASC 820, Fair Value Measurements.  The fair value is determined quarterly based on an independent third-party valuation using a discounted cash flow analysis and calculated using a computer pricing model.  The computer valuation is based on key economic assumptions including the prepayment speeds of the underlying loans, the weighted-average life of the loan, the discount rate, the weighted-average coupon, and the weighted-average default rate, as applicable.  Along with the gains received from the sale of loans, fees are received for servicing loans.  These fees include late fees, which are recorded in interest income, and ancillary fees and monthly servicing fees, which are recorded in noninterest income.  Costs of servicing loans are charged to expense as incurred.  Changes in fair market value of the MSRs are reported in mortgage banking income.

Stock Options – At December 31, 2010 and 2009, CTBI had a share-based employee compensation plan, which is described more fully in note 15 to the consolidated financial statements.  CTBI accounts for this plan under the recognition and measurement principles of ASC 718, Share-Based Payment.

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

The standard requires CTBI to expand disclosures about the credit quality of our loans and the related reserves against them.  The additional disclosures include details on our past due loans, credit quality indicators, and modifications of loans, and are included in notes 4 and 8.  CTBI adopted the standard beginning with our December 31, 2010 financial statements.

➢ Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings – In January 2011, the FASB released ASU 2011-01, Receivables (Topic 310): Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings.  The amendments in this Update temporarily delay the effective date of the disclosures about troubled debt restructurings in ASU 2010-20 discussed above.  The delay is intended to allow the Board time to complete its deliberations on what constitutes a troubled debt restructuring.  The effective date of the new disclosures about troubled debt restructurings for public entities and the guidance for determining what constitutes a troubled debt restructuring will then be coordinated.

2.  Business Combinations

On June 8, 2010, CTBI entered into an Agreement and Plan of Share Exchange with LaFollette First National Corporation, a Tennessee corporation (“LaFollette Corporation”) and First National Bank of LaFollette (“LaFollette Bank”), the wholly-owned subsidiary of LaFollette Corporation.  On November 17, 2010, CTBI completed the acquisition of LaFollette Corporation and LaFollette Bank, acquiring all outstanding shares of LaFollette Corporation in a share exchange for $650 per share, or a total of approximately $16.1 million.  In addition, CTBI paid $1.2 million to retire a debt owed by LaFollette Corporation.  Immediately following the share exchange, LaFollette Corporation was merged into CTBI.  LaFollette Bank was merged into Community Trust Bank, Inc. (the “Bank”) on January 21, 2011.  All references to the “Bank” included herein shall be deemed to include both Community Trust Bank, Inc. and LaFollette Bank unless otherwise noted.

This acquisition was accounted for under ASC 805, Business Combinations.  Accordingly, assets and liabilities acquired were recorded at their estimated fair values, net of applicable income tax effects.  The excess cost over fair value of net assets acquired was recorded as goodwill.  Pro forma results of operations of LaFollette Corporation for the year ended December 31, 2010 are not included as the acquisition did not have a material impact on CTBI’s consolidated financial statements.  Total assets acquired were approximately 5% of CTBI’s total consolidated assets.  The following table summarizes the consideration paid for the purchase of LaFollette Corporation and the amounts of the assets acquired and liabilities assumed recognized at the acquisition date:

(in thousands)
Fair value of consideration
Cash paid (24,759 shares @ $650)	$16,093
Payoff of LaFollette Corporation debt	1,213
Total consideration paid	17,306

Assets acquired
Cash	20,212
Loans, net of purchase discounts	118,602
Federal Reserve Bank and Federal Home Loan Bank stock	1,036
Securities	29,784
Other real estate owned	2,726
Premises and equipment	7,622
Accrued interest receivable	708
Core deposit intangible	1,124
Other assets	1,824
Total assets acquired	183,638

Liabilities assumed
Deposits	164,114
Repurchase agreements	426
Federal Home Loan Bank advances	1,199
Accrued interest payable	158
Other liabilities	875
Total liabilities assumed	166,772

Net assets acquired	16,866

Goodwill	$440

3.  Cash and Due from Banks and Interest Bearing Deposits

Included in cash and due from banks and interest bearing deposits are amounts required to be held at the Federal Reserve or maintained in vault cash in accordance with regulatory reserve requirements.  The balance requirements were $46.1 million and $43.1 million at December 31, 2010 and 2009, respectively.

4.  Securities

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

The amortized cost and fair value of securities at December 31, 2010 are summarized as follows:

Available-for-Sale

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury and government agencies	$29,154	$330	$(230)	$29,254
State and political subdivisions	52,017	690	(842)	51,865
U.S. government sponsored agencies	230,905	6,690	(352)	237,243
Total debt securities	312,076	7,710	(1,424)	318,362
Marketable equity securities	20,582	41	(310)	20,313
Total available-for-sale securities	$332,658	$7,751	$(1,734)	$338,675

Held-to-Maturity

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
State and political subdivisions	$1,182	$0	$0	$1,182
Other debt securities	480	0	0	480
Total held-to-maturity securities	$1,662	$0	$0	$1,662

The amortized cost and fair value of securities at December 31, 2009 are summarized as follows:

Available-for-Sale

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury and government agencies	$16,994	$20	$(283)	$16,731
State and political subdivisions	44,529	1,222	(94)	45,657
U.S. government sponsored agencies	181,693	5,787	(83)	187,397
Total debt securities	243,216	7,029	(460)	249,785
Marketable equity securities	20,540	97	(185)	20,452
Total available-for-sale securities	$263,756	$7,126	$(645)	$270,237

Held-to-Maturity

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
State and political subdivisions	$1,576	$6	$0	$1,582
U.S. government sponsored agencies	12,280	93	0	12,373
Other debt securities	480	0	0	480
Total held-to-maturity securities	$14,336	$99	$0	$14,435

The amortized cost and fair value of securities at December 31, 2010 by contractual maturity are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale		Held-to-Maturity
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$3,335	$3,372	$0	$0
Due after one through five years	21,561	21,817	0	0
Due after five through ten years	33,491	33,676	1,182	1,182
Due after ten years	22,784	22,254	0	0
U.S. government sponsored agencies	230,905	237,243	0	0
Other securities	0	0	480	480
Total debt securities	312,076	318,362	1,662	1,662
Marketable equity securities	20,582	20,313	0	0
Total securities	$332,658	$338,675	$1,662	$1,662

There were no pre-tax gains or losses as of December 31, 2010. There was a combined gain of $658 thousand realized in 2009 due to sales of six securities and a loss of $4 thousand realized due to sales of two securities.  There was a combined loss of $14.5 million realized in 2008 due to other than temporary impairment charges on auction rate securities and one $50 thousand loss realized on the sale of auction rate securities.

 The carrying value of securities pledged as collateral, to secure public deposits and for other purposes, was $106.2 million at December 31, 2010 and $89.2 million at December 31, 2009.

The carrying value of securities sold under agreements to repurchase amounted to $188.3 million at December 31, 2010 and $180.5 million at December 31, 2009.

CTBI evaluates its investment portfolio on a quarterly basis for impairment.  The analysis performed as of December 31, 2010 indicates that all impairment is considered temporary, market driven, and not credit-related.  The percentage of total investments with unrealized losses as of December 31, 2010 was 18.9% compared to 8.5% as of December 31, 2009.  The following tables provide the amortized cost, gross unrealized losses, and fair market value, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position as of December 31, 2010 that are not deemed to be other than temporarily impaired.

Available-for-Sale

(in thousands)	Amortized Cost	Gross Unrealized Losses	Fair Value
Less Than 12 Months
U.S. Treasury and government agencies	$10,384	$(230)	$10,154
State and political subdivisions	24,624	(826)	23,798
U.S. government sponsored agencies	30,016	(352)	29,664
Total debt securities	65,024	(1,408)	63,616
Marketable equity securities	42	(17)	25
Total securities	65,066	(1,425)	63,641

12 Months or More
U.S. Treasury and government agencies	0	0	0
State and political subdivisions	590	(16)	574
U.S. government sponsored agencies	0	0	0
Total debt securities	590	(16)	574
Marketable equity securities	329	(293)	36
Total securities	919	(309)	610

Total
U.S. Treasury and government agencies	10,384	(230)	10,154
State and political subdivisions	25,214	(842)	24,372
U.S. government sponsored agencies	30,016	(352)	29,664
Total debt securities	65,614	(1,424)	64,190
Marketable equity securities	371	(310)	61
Total securities	$65,985	$(1,734)	$64,251

As of December 31, 2010, there were no held-to-maturity securities with unrealized losses.

The analysis performed as of December 31, 2009 indicated that all impairment was considered temporary, market driven, and not credit-related.  The following tables provide the amortized cost, gross unrealized losses, and fair market value, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position as of December 31, 2009 that are not deemed to be other than temporarily impaired.

Available-for-Sale

(in thousands)	Amortized Cost	Gross Unrealized Losses	Fair Value
Less Than 12 Months
U.S. Treasury and government agencies	$14,992	$(283)	$14,709
State and political subdivisions	2,567	(55)	2,512
U.S. government sponsored agencies	5,013	(83)	4,930
Total debt securities	22,572	(421)	22,151
Marketable equity securities	540	(185)	355
Total securities	23,112	(606)	22,506

12 Months or More
U.S. Treasury and government agencies	0	0	0
State and political subdivisions	1,601	(39)	1,562
U.S. government sponsored agencies	0	0	0
Total debt securities	1,601	(39)	1,562
Marketable equity securities	0	0	0
Total securities	1,601	(39)	1,562

Total
U.S. Treasury and government agencies	14,992	(283)	14,709
State and political subdivisions	4,168	(94)	4,074
U.S. government sponsored agencies	5,013	(83)	4,930
Total debt securities	24,173	(460)	23,713
Marketable equity securities	540	(185)	355
Total securities	$24,713	$(645)	$24,068

As of December 31, 2009, there were no held-to-maturity securities with unrealized losses.

5.  Loans

Major classifications of loans, net of unearned income and deferred loan origination costs, are summarized as follows:

(in thousands) December 31	2010	2009
Commercial construction	$135,091	$141,440
Commercial secured by real estate	807,049	707,500
Equipment lease financing	14,151	20,048
Commercial other	388,746	373,829
Real estate construction	56,910	51,311
Real estate mortgage	623,851	528,592
Home equity	85,103	82,135
Consumer direct	126,046	115,555
Consumer indirect	368,233	415,350
	$2,605,180	$2,435,760

Not included in the loan balances above were loans held for sale in the amount of $0.5 million and $1.8 million at December 31, 2010 and 2009, respectively.  The amount of capitalized fees and costs under ASC 310-20, included in the above loan totals were $0.8 million and $0.6 million at December 31, 2010 and 2009, respectively.

CTBI acquired loans in a transfer during the year ended December 31, 2010.  At acquisition, the transferred loans with evidence of deterioration of credit quality since origination were not significant; therefore, none of the loans acquired were accounted for under the guidance in ASC 310-30.

Credit discounts representing principal losses expected over the life of the loans are a component of the initial fair value for purchased loans acquired that are not deemed impaired at acquisition.  Accordingly, an allowance for credit losses related to these loans is not carried over and recorded at the acquisition date.  Subsequent to the acquisition date, the methods used to estimate the required allowance for credit losses for these loans is similar to originated loans; however, the Bank records a provision for loan losses only when the required allowance exceeds any remaining credit discounts.  The remaining difference between the purchase price and the unpaid principal balance at the date of acquisition is recorded in interest income over the life of the loans.  Management estimated the cash flows expected to be collected at acquisition using a third party that incorporated estimates of current key assumptions, such as default rates, severity, and prepayment speeds.  The carrying amount of those loans is included in the balance sheet at December 31, 2010 is $115.7 million.

Changes in accretable yield during the year is as follows:

(in thousands)
Balance at January 1, 2010	$0
Additions	3,152
Accretion	(126)
Disposals	(31)
Balance at December 31, 2010	$2,995

The amount of loans on a non-accruing income status was $45.0 million, $32.2 million, and $40.9 million at December 31, 2010, December 31, 2009, and December 31, 2008, respectively.  The total of loans on nonaccrual that were in homogeneous pools and not evaluated individually for impairment were $7.6 million,  $5.6 million, and $4.3 million at December 31, 2010, December 31, 2009, and December 31, 2008, respectively.  Additional interest which would have been recorded during 2010, 2009, and 2008 if such loans had been accruing interest was approximately $2.5 million, $2.3 million, and $3.5 million, respectively.  Any loan greater than 90 days past due must be well secured and in the process of collection to continue accruing interest.  The amount of loans 90 days past due and still accruing interest was $17.0 million, $9.1 million, and $11.2 million at December 31, 2010, December 31, 2009, and December 31, 2008, respectively.  See note 1 for further discussion on our nonaccrual policy.  Year end nonaccrual loans, segregated by class, were as follows:

(in thousands) December 31	2010	2009
Commercial:
Commercial construction	$13,138	$12,312
Commercial secured by real estate	15,608	9,803
Commercial other	9,338	4,489

Residential:
Real estate construction	636	1,244
Real estate mortgage	6,137	3,781
Home equity	164	618
Total nonaccrual loans	$45,021	$32,247

The following tables present the Bank’s loan portfolio aging analysis, segregated by class, as of December 31, 2010 and 2009:

	2010
(in thousands)	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Current	Total Loans	90+ and Accruing*
Commercial:
Commercial construction	$1,826	$545	$14,290	$16,661	$118,430	$135,091	$1,178
Commercial secured by real estate	6,861	8,618	22,195	37,674	769,375	807,049	9,641
Equipment lease financing	0	0	0	0	14,151	14,151	0
Commercial other	6,737	539	5,039	12,315	376,431	388,746	1,692
Residential:
Real estate construction	109	767	1,009	1,885	55,025	56,910	372
Real estate mortgage	1,912	3,764	8,844	14,520	609,331	623,851	3,337
Home equity	920	276	295	1,491	83,612	85,103	226
Consumer:
Consumer direct	1,569	242	70	1,881	124,165	126,046	70
Consumer indirect	2,851	684	498	4,033	364,200	368,233	498
Total	$22,785	$15,435	$52,240	$90,460	$2,514,720	$2,605,180	$17,014

	2009
(in thousands)	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Current	Total Loans	90+ and Accruing*
Commercial:
Commercial construction	$375	$4,458	$10,899	$15,732	$125,708	$141,440	$865
Commercial secured by real estate	2,634	860	14,911	18,405	689,095	707,500	5,640
Equipment lease financing	0	0	0	0	20,048	20,048	0
Commercial other	3,741	3,780	3,657	11,178	362,651	373,829	286
Residential:
Real estate construction	307	1,236	0	1,543	49,768	51,311	0
Real estate mortgage	997	3,861	5,022	9,880	518,712	528,592	1,540
Home equity	721	123	600	1,444	80,691	82,135	158
Consumer:
Consumer direct	1,292	249	160	1,701	113,854	115,555	160
Consumer indirect	4,669	1,118	418	6,205	409,145	415,350	418
Total	$14,736	$15,685	$35,667	$66,088	$2,369,672	$2,435,760	$9,067

*90+ and Accruing are also included in 90+ Days Past Due column.

The Bank utilizes an internal risk grading system on all commercial credits, based on regulatory guidelines.  A description of the general characteristics of the risk grades is as follows:

➢
Pass grades include investment grade, low risk, moderate risk, and acceptable risk loans.  The loans range from loans that have no chance of resulting in a loss to loans that have a limited chance of resulting in a loss.  Customers in this grade have excellent to fair credit ratings.  The cash flows are adequate to meet required debt repayments.

➢
Watch graded loans are loans that warrant extra management attention but are not currently criticized.  Loans on the watch list may be potential troubled credits or may warrant “watch” status for a reason not directly related to the asset quality of the credit.  The watch grade is a management tool to identify credits which may be candidates for future classification or may temporarily warrant extra management monitoring.

➢
Other assets especially mentioned (OAEM) reflects loans that are currently protected but are potentially weak.  These loans constitute an undue and unwarranted credit risk but not to the point of justifying a classification of substandard.  The credit risk may be relatively minor yet constitute an unwarranted risk in the Bank’s credit position at some future date.  The loans may be adversely affected by economic or market conditions.

➢
Substandard grading indicates that the loan is inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged.  These loans have a well-defined weakness or weaknesses that jeopardize the orderly liquidation of the debt with the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected.

➢
Doubtful graded loans have the weaknesses inherent in the substandard grading with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.  The probability of loss is extremely high, but because of certain important and reasonably specific pending factors which may work to the Bank’s advantage or strengthen the asset(s), its classification as an estimated loss is deferred until its more exact status may be determined.  Pending factors include proposed merger, acquisition, or liquidation procedures, capital injection, perfecting liens on additional collateral, and refinancing plans.

➢
A loss grading applies to loans that are considered uncollectible and of such little value that their continuance as bankable assets is not warranted.  This classification does not mean that the asset has absolutely no recovery value, but rather it is not practical or desirable to defer writing off the asset.  Losses must be taken in the period in which they surface as uncollectible.

The following tables present the credit risk profile of the Bank’s commercial loan portfolio based on loan grade for commercial loans and payment activity, segregated by class, as of December 31, 2010 and 2009:

(in thousands)	Real Estate Commercial Construction	Commercial Secured by Real Estate	Commercial Other	Equipment Leases
December 31, 2010
Pass	$80,064	$651,281	$313,444	$14,151
Watch	27,510	80,128	57,716	0
OAEM	853	8,163	731	0
Substandard	13,987	53,141	7,348	0
Doubtful	12,506	13,813	7,456	0
Loss	171	523	2,051	0
Total	$135,091	$807,049	$388,746	$14,151

December 31, 2009
Pass	$87,964	$582,561	$298,208	$20,048
Watch	21,288	67,885	54,931	0
OAEM	8,215	18,305	4,243	0
Substandard	11,331	29,210	12,676	0
Doubtful	12,472	9,426	2,168	0
Loss	170	113	1,603	0
Total	$141,440	$707,500	$373,829	$20,048

The following tables present the credit risk profile of the Bank’s residential real estate and consumer loan portfolios based on performing or nonperforming status, segregated by class, as of December 31, 2010 and 2009:

(in thousands)	Real Estate Consumer Construction	Real Estate Mortgage	Home Equity	Consumer Direct	Consumer Indirect
December 31, 2010
Performing	$55,902	$614,377	$84,713	$125,976	$367,735
Nonperforming	1,008	9,474	390	70	498
Total	$56,910	$623,851	$85,103	$126,046	$368,233

December 31, 2009
Performing	$50,067	$523,271	$81,359	$115,395	$414,932
Nonperforming	1,244	5,321	776	160	418
Total	$51,311	$528,592	$82,135	$115,555	$415,350

A loan is considered nonperforming if it is 90 days or more past due or on nonaccrual.

A loan is considered impaired, in accordance with the impairment accounting guidance (ASC 310-10-35-16), when based on current information and events, it is probable the Bank will be unable to collect all amounts due from the borrower in accordance with the contractual terms of the loan.  Impaired loans include nonperforming commercial loans but also include loans modified in troubled debt restructurings where concessions have been granted to borrowers experiencing financial difficulties.  These concessions could include a reduction in the interest rate on the loan, payment extensions, forgiveness of principal, forbearance or other actions intended to maximize collection.

The following tables present impaired loans for the years ended December 31, 2010 and 2009:

	2010
(in thousands)	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized
Loans without a specific valuation allowance
Commercial construction	$6,313	$6,313	$0	$6,262	$43
Commercial secured by real estate	23,503	24,034	0	23,629	330
Commercial other	4,357	4,616	0	4,407	71
Real estate construction	790	790	0	790	0
Real estate mortgage	950	950	0	950	0

Loans with a specific valuation allowance
Commercial construction	9,528	10,813	2,554	9,686	0
Commercial secured by real estate	9,188	9,358	2,575	9,191	2
Commercial other	8,680	10,338	3,093	8,090	85

Commercial	61,569	65,472	8,222	61,265	531
Residential	1,740	1,740	0	1,740	0
Total	$63,309	$67,212	$8,222	$63,005	$531

	2009
(in thousands)	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized
Loans without a specific valuation allowance
Commercial construction	$5,855	$6,080	$0	$5,512	$117
Commercial secured by real estate	2,910	2,977	0	2,654	53
Commercial other	4,009	5,010	0	4,424	117
Real estate construction	1,244	1,396	0	1,134	0
Real estate mortgage	3,781	3,823	0	3,452	0
Home equity	618	620	0	566	0

Loans with a specific valuation allowance
Commercial construction	8,422	8,852	3,104	7,679	135
Commercial secured by real estate	6,893	7,158	2,060	6,287	51
Commercial other	3,922	5,481	1,434	3,692	35

Commercial	32,011	35,558	6,598	30,248	508
Residential	5,643	5,839	0	5,152	0
Total	$37,654	$41,397	$6,598	$35,400	$508

At December 31, 2008, the recorded investment in impaired loans was $36.6 million.  Included in this amount was $22.1 million of impaired loans for which specific reserves for loan losses were carried in the amount of $8.4 million.  The average investment in impaired loans at December 31, 2008 was $37.2 million, while interest income of $0.7 million was recognized.

Included in certain loan categories of impaired loans are troubled debt restructurings that were classified as impaired.  At December 31, 2010, the Bank had $0.4 million in commercial other, $0.1 million in commercial secured by real estate, and $1.3 million in commercial real estate construction loans that were modified in troubled debt restructurings and impaired.  In addition to these amounts, the Bank had troubled debt restructurings that were performing in accordance with their modified terms of $0.8 million in commercial other, $2.4 million in commercial secured by real estate, and $1.6 million in commercial real estate construction loans of the total $389 million in commercial other loans, $807 million in commercial secured by real estate loans, and $135 million in commercial real estate construction loans at December 31, 2010.

6.  Mortgage Banking Activities

Mortgage banking activities primarily include residential mortgage originations and servicing.  As discussed in note 1 above, mortgage servicing rights (“MSRs”) are carried at fair market value.  The fair value is determined quarterly based on an independent third-party valuation using a discounted cash flow analysis and calculated using a computer pricing model.  The computer valuation is based on key economic assumptions including the prepayment speeds of the underlying loans, the weighted-average life of the loan, the discount rate, the weighted-average coupon, and the weighted-average default rate, as applicable.  Along with the gains received from the sale of loans, fees are received for servicing loans.  These fees include late fees, which are recorded in interest income, and ancillary fees and monthly servicing fees, which are recorded in noninterest income.  Costs of servicing loans are charged to expense as incurred.  Changes in fair market value of the MSRs are reported as an increase or decrease to mortgage banking income.

The following table presents the components of mortgage banking income:

(in thousands) Year Ended December 31	2010	2009	2008
Net gain on sale of loans held for sale	$1,642	$4,324	$1,583
Net loan servicing income (expense)
Servicing fees	1,110	1,040	888
Late fees	74	72	59
Ancillary fees	269	512	165
Fair value adjustments	(769)	(107)	(1,503)
Net loan servicing income (expense)	684	1,517	(391)
Mortgage banking income	$2,326	$5,841	$1,192

Mortgage loans serviced for others are not included in the accompanying balance sheets.  At December 31, 2010, 2009, and 2008, loans serviced for the benefit of others (primarily FHLMC) totaled $425 million, $431 million, and $349 million, respectively.  Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors, and processing foreclosures.  Custodial escrow balances maintained in connection with the foregoing loan servicing, and included in demand deposits, were approximately $0.5 million, $0.6 million, and $0.4 million at December 31, 2010, 2009, and 2008, respectively.

Activity for capitalized mortgage servicing rights using the fair value method is as follows:

(in thousands)	2010	2009	2008
Fair value, beginning of period	$3,406	$2,168	$3,258
New servicing assets created	524	1,345	413
Change in fair value during the period due to:
Time decay (1)	(161)	(136)	(117)
Payoffs (2)	(190)	(579)	(352)
Changes in valuation inputs or assumptions (3)	(418)	608	(1,034)
Fair value, end of period	$3,161	$3,406	$2,168

(1)	Represents decrease in value due to regularly scheduled loan principal payments and partial loan paydowns.
(2)	Represents decrease in value due to loans that paid off during the period.
(3)	Represents change in value resulting from market-driven changes in interest rates.

The fair values of capitalized mortgage servicing rights were $3.2 million, $3.4 million, and $2.2 million at December 31, 2010, 2009, and 2008, respectively.  Fair values for the years ended December 31, 2010, 2009, and 2008 were determined by third-party valuations using discount rate of 10.00% for each year, respectively, and weighted average default rates of 2.0%, 1.9%, and 1.7%, respectively.  The prepayment speeds applied in 2010, 2009, and 2008 were generated by the Andrew Davidson Prepayment Model.  The speeds ranged from 7.4% to 21.5% in 2010, from 6.1% to 22.6% in 2009, and from 7.2% to 31.7% in 2008, depending on the stratifications of the specific rights.  MSR values are very sensitive to movement in interest rates as expected future net servicing income depends on the projected balance of the underlying loans, which can be greatly impacted by the level of prepayments.  CTBI does not currently hedge against changes in the fair value of its MSR portfolio.

7.  Related Party Transactions

In the ordinary course of business, CTB has made extensions of credit and had transactions with certain directors and executive officers of CTBI or our subsidiaries, including their associates (as defined by the Securities and Exchange Commission).  We believe such extensions of credit and transactions were made on substantially the same terms, including interest rate and collateral, as those prevailing at the same time for comparable transactions with other persons.

Activity for related party transactions during 2010 and 2009 is as follows:

(in thousands)	2010	2009
Related party extensions of credit, beginning of period	$18,393	$20,789
New loans	2,794	4,706
Repayments	(1,946)	(1,188)
Decrease due to changes in related parties	(352)	(5,914)
Related party extensions of credit, end of period	$18,889	$18,393

The aggregate balances of related party deposits at December 31, 2010 and 2009 were $13.8 million and $25.9 million, respectively.

8.  Allowance for Loan and Lease Losses

Activity in the allowance for loan and lease losses was as follows:

(in thousands)	2010	2009	2008
Balance, beginning of year	$32,643	$30,821	$28,054
Provision charged to operations	16,484	17,468	11,452
Recoveries	3,314	3,213	2,613
Charge-offs	(17,636)	(18,859)	(11,298)
Balance, end of year	$34,805	$32,643	$30,821

The following tables present the balance in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method as of December 31, 2010 and 2009:

(in thousands)	Commercial Construction	Commercial Secured by Real Estate	Commercial Other	Equipment Lease Financing	Real Estate Construction	Real Estate Mortgage	Home Equity	Consumer Direct	Consumer Indirect	Total

2010
Allowance for loan losses
Balance, beginning of year	$3,381	$10,961	$7,472	$221	$291	$3,041	$455	$1,258	$5,563	$32,643
Provision charged to expense	2,640	5,029	4,416	(73)	(17)	526	287	532	3,144	16,484
Losses charged off	1,695	3,826	5,184	0	22	684	358	1,256	4,611	17,636
Recoveries	6	163	688	0	19	99	23	635	1,681	3,314
Balance, end of year	$4,332	$12,327	$7,392	$148	$271	$2,982	$407	$1,169	$5,777	$34,805

Ending balance:
Individually evaluated for impairment	$2,554	$2,575	$3,093	$0	$0	$0	$0	$0	$0	$8,222
Collectively evaluated for impairment	$1,778	$9,752	$4,299	$148	$271	$2,982	$407	$1,169	$5,777	$26,583

Loans:
Ending balance:
Individually evaluated for impairment	$15,841	$32,691	$13,037	$0	$790	$950	$0	$0	$0	$63,309
Collectively evaluated for impairment	$119,250	$774,358	$375,709	$14,151	$56,120	$622,901	$85,103	$126,046	$368,233	$2,541,871
(in thousands)	Commercial Construction	Commercial Secured by Real Estate	Commercial Other	Equipment Lease Financing	Real Estate Construction	Real Estate Mortgage	Home Equity	Consumer Direct	Consumer Indirect	Total

2009
Allowance for loan losses
Balance, beginning of year	$3,645	$11,304	$5,782	$191	$281	$2,616	$422	$1,590	$4,990	$30,821
Provision charged to expense	2,967	2,434	5,682	30	333	1,151	238	768	3,865	17,468
Losses charged off	3,435	3,192	4,342	0	330	858	223	1,892	4,587	18,859
Recoveries	204	415	350	0	7	132	18	792	1,295	3,213
Balance, end of year	$3,381	$10,961	$7,472	$221	$291	$3,041	$455	$1,258	$5,563	$32,643

Ending balance:
Individually evaluated for impairment	$3,104	$2,060	$1,434	$0	$0	$0	$0	$0	$0	$6,598
Collectively evaluated for impairment	$277	$8,901	$6,038	$221	$291	$3,041	$455	$1,258	$5,563	$26,045

Loans:
Ending balance:
Individually evaluated for impairment	$14,277	$9,803	$7,932	$0	$1,244	$3,781	$618	$0	$0	$37,655
Collectively evaluated for impairment	$127,163	$697,697	$365,897	$20,048	$50,067	$524,811	$81,517	$115,555	$415,350	$2,398,105

9.  Premises and Equipment

Premises and equipment are summarized as follows:

(in thousands) December 31	2010	2009
Land and buildings	$75,319	$67,785
Leasehold improvements	5,022	5,114
Furniture, fixtures, and equipment	43,967	42,320
Construction in progress	928	50
	125,236	115,269
Less accumulated depreciation and amortization	(69,893)	(66,027)
	$55,343	$49,242

Depreciation and amortization of premises and equipment for 2010, 2009, and 2008 was $4.0 million, $4.6 million, and $4.5 million, respectively.

10.  Other Real Estate Owned

Activity for foreclosed properties was as follows:

(in thousands)	2010	2009
Beginning balance	$37,333	$10,425
Transfers in at lower of cost or fair value less estimated costs to sell	11,806	33,301
Additional investment	225	1,908
Provision charged to expense	(689)	(1,350)
Sale of assets	(8,466)	(6,951)
Properties acquired through acquisition	2,726	0
Ending balance	$42,935	$37,333

Carrying costs and fair value adjustments associated with foreclosed properties were $2.6 million, $3.3 million, and $0.7 million for 2010, 2009, and 2008, respectively.  See note 1 for a description of our accounting policies relative to foreclosed properties.

11.  Deposits

Major classifications of deposits are categorized as follows:

(in thousands) December 31	2010	2009
Noninterest bearing deposits	$525,478	$490,809
NOW accounts	33,641	17,389
Money market deposits	450,289	422,458
Savings	229,466	215,792
Certificates of deposit and other time deposits of $100,000 or more	653,629	555,810
Certificates of deposit and other time deposits less than $100,000	813,614	759,951
	$2,706,117	$2,462,209

Interest expense on deposits is categorized as follows:

(in thousands)	2010	2009	2008
Savings, NOW, and money market accounts	$3,074	$4,002	$7,885
Certificates of deposit and other time deposits of $100,000 or more	11,695	15,059	18,715
Certificates of deposit and other time deposits less than $100,000	14,383	20,732	27,249
	$29,152	$39,793	$53,849

Maturities of certificates of deposits and other time deposits are presented below:

	Maturities by Period at December 31, 2010
(in thousands)	Total	Within 1 Year	2 Years	3 Years	4 Years	5 Years	After 5 Years
Certificates of deposit and other time deposits of $100,000 or more	$653,629	$623,230	$19,520	$5,596	$3,570	$1,518	$195
Certificates of deposit and other time deposits less than $100,000	813,614	739,675	40,959	12,225	4,656	3,990	12,109
	$1,467,243	$1,362,905	$60,479	$17,821	$8,226	$5,508	$12,304

12.  Advances from Federal Home Loan Bank

Federal Home Loan Bank (“FHLB”) advances consisted of the following monthly amortizing and term borrowings at December 31:

(in thousands)	2010	2009
Monthly amortizing	$1,238	$671
Term	20,000	20,000
	$21,238	$20,671

The advances from the FHLB that require monthly principal payments were due for repayment as follows:

	Principal Payments Due by Period at December 31, 2010
(in thousands)	Total	Within 1 Year	2 Years	3 Years	4 Years	5 Years	After 5 Years
Outstanding advances, weighted average interest rate – 3.51%	$1,238	$199	$159	$119	$97	$95	$569

	Principal Payments Due by Period at December 31, 2009
(in thousands)	Total	Within 1 Year	2 Years	3 Years	4 Years	5 Years	After 5 Years
Outstanding advances, weighted average interest rate – 3.76%	$671	$617	$8	$8	$8	$8	$22

           The term advances that require the total payment to be made at maturity follow:

(in thousands) December 31	2010	2009
Advance #156, 0.43%, due 1/29/10	$0	$20,000
Advance #158, 0.37%, due 1/24/11	20,000	0
	$20,000	$20,000

Advances totaling $21.2 million at December 31, 2010 were collateralized by FHLB stock of $25.7 million and a blanket lien on qualifying first mortgage loans.  As of December 31, 2010, CTBI had a $354.6 million FHLB borrowing capacity with $21.2 million in advances and $94.1 million in letters of credit used for public fund pledging leaving $239.3 million available for additional advances.  The advances had fixed interest rates ranging from 0.37% to 7.75% with a weighted average rate of 0.55%.  The advances are subject to restrictions or penalties in the event of prepayment.

Advance #158, which matured on January 24, 2011, was refinanced at a rate of 0.33% with a maturity date of July 22, 2011.

13.  Borrowings

Short-term debt is categorized as follows:

(in thousands) December 31	2010	2009
Subsidiaries:
Repurchase agreements	$188,275	$180,471
Federal funds purchased	9,680	12,205
	$197,955	$192,676

All federal funds purchased and the majority of repurchase agreements mature and reprice daily.  The average rates paid for federal funds purchased and repurchase agreements on December 31, 2010 were 0.15% and 0.96%, respectively.

The maximum balance for repurchase agreements at any month-end during 2010 occurred at October 31, 2010, with a month-end balance of $192.6 million.  The average balance of repurchase agreements for the year was $184.5 million.

Long-term debt is categorized as follows:

(in thousands) December 31	2010	2009
Parent:
Junior subordinated debentures, 6.52%, due 6/1/37	$61,341	$61,341

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

14.  Income Taxes

The components of the provision for income taxes, exclusive of tax effect of unrealized securities gains, are as follows:

(in thousands)	2010	2009	2008
Current income taxes	$14,393	$7,684	$14,121
Deferred income taxes	219	2,918	(5,774)
	$14,612	$10,602	$8,347

A reconciliation of income tax expense at the statutory rate to our actual income tax expense is shown below:

(in thousands)	2010		2009		2008
Computed at the statutory rate	$16,818	35.71%	$12,577	35.41%	$10,898	34.52%
Decrease resulting from
Tax-exempt interest	(806)	(1.71)	(739)	(2.08)	(771)	(2.44)
Housing and new markets credits	(507)	(1.08)	(654)	(1.84)	(532)	(1.68)
Dividends received deduction	(172)	(0.36)	(188)	(0.53)	(422)	(1.34)
Bank owned life insurance	(477)	(1.01)	(342)	(0.96)	(277)	(0.88)
Other, net	(244)	(0.52)	(52)	(0.15)	(549)	(1.74)
Total	$14,612	31.03%	$10,602	29.85%	$8,347	26.44%

The components of the net deferred tax liability as of December 31 are as follows:

(in thousands)	2010	2009
Deferred tax assets
Allowance for loan and lease losses	$12,852	$11,425
Interest on nonperforming loans	1,427	1,264
Accrued expenses	582	310
Dealer reserve valuation	1,119	1,213
Allowance for other real estate owned	1,755	1,213
Write-down of auction rate securities	4,162	3,006
Other	688	403
Total deferred tax assets	22,585	18,834

Deferred tax liabilities
Depreciation and amortization	(14,624)	(13,461)
FHLB stock dividends	(4,985)	(4,767)
Loan fee income	(1,288)	(1,037)
Mortgage servicing rights	(1,106)	(1,192)
Capitalized lease obligations	(2,275)	(2,436)
Unrealized gains on AFS securities	(2,710)	(2,268)
Purchase accounting adjustments	(354)	0
Other	(1,460)	(794)
Total deferred tax liabilities	(28,802)	(25,955)

Net deferred tax liability	$(6,217)	$(7,121)

CTBI adopted the provisions of ASC 740, Income Taxes, on January 1, 2007.  The cumulative effect of applying the provisions of this statement was recognized as a $0.6 million adjustment to the beginning balance of retained earnings.  The ASC 740 liability is carried in other liabilities in the condensed consolidated balance sheet as of December 31, 2010 and 2009.  CTBI is subject to taxation in the United States and various state and local jurisdictions.  For federal tax purposes, CTBI’s tax years for 2008, 2009, and 2010 are subject to examination by the tax authorities.  For state and local tax purposes, CTBI’s tax years for 2006 through 2010 are subject to examination by the tax authorities.  CTBI currently recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits under ASC 740 is shown below:

(in thousands)	2010	2009
Balance at January 1	$409	$662
Additions based on tax positions related to current year		70
Additions for tax positions of prior years	20	16
Reductions for tax positions of prior years	(266)	(339)
Balance at December 31	$163	$409

15.  Employee Benefits

CTBI maintains two separate retirement savings plans, a 401(k) Plan and an Employee Stock Ownership Plan (“ESOP”).

The 401(k) Plan is available to all employees (age 21 and over) with one year of service and who work at least 1,000 hours per year.  Participants in the plan have the option to contribute from 1% to 15% of their annual compensation.  CTBI matches 50% of participant contributions up to 4% of gross pay. CTBI may at its discretion, contribute an additional percentage of covered employees’ compensation.  CTBI’s matching contributions were $0.9 million for each of the years ended December 31, 2010, 2009, and 2008.  The 401(k) Plan owned 507,932, 533,473, and 504,722 shares of CTBI’s common stock at December 31, 2010, 2009, and 2008, respectively.  Substantially all shares owned by the 401(k) were allocated to employee accounts on those dates. The market price of the shares at the date of allocation is essentially the same as the market price at the date of purchase.

The ESOP Plan has the same entrance requirements as the 401(k) Plan above.  CTBI currently contributes 4% of covered employees’ gross compensation to the ESOP.  The ESOP uses the contributions to acquire shares of CTBI’s common stock.  CTBI’s contributions to the ESOP were $1.3 million, $1.3 million, and $1.2 million for the years ending December 31, 2010, 2009, and 2008, respectively.  The ESOP owned 647,158, 623,392, and 573,297 shares of CTBI’s common stock at December 31, 2010, 2009, and 2008, respectively.  Substantially all shares owned by the ESOP were allocated to employee accounts on those dates.  The market price of the shares at the date of allocation is essentially the same as the market price at the date of purchase.

Stock-Based Compensation:

We currently maintain one active and one inactive incentive stock option plans covering key employees.  The 2006 Stock Ownership Incentive Plan (“2006 Plan”) was approved by the Board of Directors and the Shareholders in 2006.  The 1998 Stock Option Plan (“1998 Plan”) was approved by the Board of Directors and the Shareholders in 1998.  The 1998 Plan was rendered inactive as of April 26, 2006.  The 2006 Plan had 1,500,000 shares authorized, 1,265,567 of which were available at December 31, 2010 for future grants.  In addition, any shares reserved for issuance under the 1998 Stock Option Plan (“1998 Plan”) in excess of the number of shares as to which options or other benefits are awarded thereunder, plus any shares as to which options or other benefits granted under the 1998 Plan may lapse, expire, terminate or be canceled, shall also be reserved and available for issuance or reissuance under the 2006 Plan.  As of December 31, 2010, the 1998 Plan had 1,046,831 shares authorized, 155,211 of which were transferred to the 2006 Plan.  The total shares available for issuance under the 2006 Plan as of December 31, 2010 was 1,420,778.  The following table provides detail of the number of shares to be issued upon exercise of outstanding stock-based awards and remaining shares available for future issuance under all of CTBI’s equity compensation plans as of December 31, 2010:

Plan Category (shares in thousands)	Number of Shares to Be Issued Upon Exercise/Vesting	Weighted Average Price	Shares Available for Future Issuance
Equity compensation plans approved by shareholders
Stock options	548	$29.50	1,421 (a)
Restricted stock	53 (c)	26.10	(a)
Performance units	(d)	(b)	(a)
Stock appreciation rights (“SARs”)	(e)	(b)	(a)
Total			1,421

(a)
Under the 2006 Plan, 1.5 million shares (plus any shares reserved for issuance under the 1998 Stock Option Plan) were authorized for issuance as nonqualified and incentive stock options, SARS, restricted stock and performance units.  As of December 31, 2010, the above shares remained available for issuance.

(b)	Not applicable
(c)	The maximum number of shares of Restricted Stock that may be granted is 400,000 shares, and the maximum that may be granted to a participant during any calendar year is 40,000 shares.
(d)	No performance units have been issued. The maximum payment that can be made pursuant to Performance Units granted to any one Participant in any calendar year shall be $250,000.
(e)	No SARS have been issued. The maximum number of shares with respect to which SARs may be granted to a Participant during any calendar year shall be 100,000 shares.

The following table details the shares available for future issuance under the 2006 Plan at December 31, 2010.

Plan Category (shares in thousands)	Shares Available for Future Issuance
Shares available at January 1, 2010	1,462,823
1998 Plan forfeitures in 2010	924
2006 Plan stock option issuances in 2010	(3,525)
2006 Plan restricted stock issuances in 2010	(45,996)
2006 Plan forfeitures in 2010	6,552
Shares available for future issuance	1,420,778

CTBI uses a Black-Scholes option pricing model with the following weighted average assumptions, which are evaluated and revised as necessary, in estimating the grant-date fair value of each option grant for the year end:

	2010	2009	2008
Expected option life (in years)	7.5	7.5	7.5
Expected volatility	0.391	0.371	0.310
Expected dividend yield	4.78%	4.02%	4.10%
Risk-free interest rate	3.139%	2.23%	3.23%

The expected option life is derived from the “safe-harbor” rules for estimating option life in ASC 718, Share-Based Payment.  The expected volatility is based on historical volatility of the stock using a historical look back that approximates the expected life of the option grant.  The interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant.  CTBI’s stock-based compensation expense for the years 2010, 2009, and 2008 was $0.9 million, $0.6 million, and $0.7 million, respectively.

CTBI’s stock option activity for the 2006 Plan for the years ended December 31, 2010, 2009, and 2008 is summarized as follows:

December 31	2010		2009		2008
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of year	174,678	$34.85	165,678	$35.12	107,595	$38.95
Granted	4,525	25.09	9,000	29.82	63,700	28.32
Exercised	0	--	0	--	0	--
Forfeited/expired	2,078	33.83	0	--	(5,617)	31.38
Outstanding at end of year	177,125	$34.61	174,678	$34.85	165,678	$35.12

Exercisable at end of year	90,962	$37.70	55,717	$38.43	26,488	$38.95

A summary of the status of CTBI’s 2006 Plan for nonvested shares as of December 31, 2010, and changes during the year ended December 31, 2010, is presented as follows:

Nonvested Shares	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2010	118,961	$9.33
Granted	4,525	6.53
Vested	(35,245)	11.52
Forfeited	2,078	9.69
Nonvested at December 31, 2010	86,163	$8.35

The 2006 Plan had options with the following remaining lives at December 31, 2010:

2006 Option Plan
Remaining Life	Outstanding Options	Weighted Average Price
Six years	104,900	$38.95
Seven years	58,700	28.32
Eight years	9,000	29.82
Nine years	4,525	25.09
Total outstanding	177,125
Weighted average price		$34.61

The weighted-average fair value of options granted from the 2006 Plan during the years 2010, 2009, and 2008 was $0.03 million or $6.53 per share, $0.10 million or $7.69 per share, and $0.40 million or $6.41 per share, respectively.

There was no intrinsic value of options exercised, exercisable, or outstanding for the years ended December 31, 2010, 2009, and 2008 in the 2006 Plan, as the strike price exceeded the year-end fair value of the stock.

The following table shows restricted stock activity for the years ended December 31, 2010, 2009, and 2008:

December 31	2010		2009		2008
	Grants	Weighted Average Fair Value	Grants	Weighted Average Fair Value	Grants	Weighted Average Fair Value
Outstanding at beginning of year	16,786	$28.83	11,076	$28.32	0	$--
Granted	44,996	25.09	5,710	29.82	11,076	28.32
Exercised	(4,474)	26.14	0	--	0	--
Forfeited/expired	(4,474)	26.14	0	--	0	--
Outstanding at end of year	52,834	$26.10	16,786	$28.83	11,076	$28.32

Exercisable at end of year	0	$--	0	$--	0	$--

Tracy Little, former Executive Vice President of CTBI and President and Chief Executive Officer of Community Trust and Investment Company, retired effective December 31, 2010.  The Compensation Committee of the Board of Directors approved the accelerated vesting of Mr. Little’s regular stock options expiring March 31, 2011, consisting of 5,215 shares with an option price of $38.95 and 3,750 shares with an option price of $28.32, as well as 4,474 restricted stock grants upon his retirement.

CTBI’s stock option activity for the 1998 Plan for the years ended December 31, 2010, 2009, and 2008 is summarized as follows:

December 31	2010		2009		2008
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of year	420,731	$25.64	500,454	$23.91	581,413	$23.52
Granted	0	--	0	--	0	--
Exercised	(48,730)	14.66	(79,723)	14.75	(77,983)	20.79
Forfeited/expired	(924)	32.44	0	--	(2,976)	31.54
Outstanding at end of year	371,077	$27.07	420,731	$25.64	500,454	$23.91

Exercisable at end of year	361,077	$26.92	386,498	$25.03	350,113	$21.24

The 1998 Plan had options with the following remaining lives at December 31, 2010:

1998 Option Plan
Remaining Life	Outstanding Options	Weighted Average Price
One year	0	$--
Two years	80,817	18.98
Three years	39,888	20.99
Four years	70,950	27.82
Five years	79,112	30.88
Six years	100,310	32.44
Total outstanding	371,077
Weighted average price		$27.06

The following table shows the intrinsic values of options exercised, exercisable, and outstanding for the years ended December 31, 2010, 2009, and 2008:

(in thousands)	2010	2009	2008
Options exercised	$627	$1,017	$1,051
Options exercisable	1,206	1,057	5,429
Outstanding options	1,206	1,057	6,430

A summary of the status of CTBI’s 1998 Plan nonvested shares as of December 31, 2010 and changes during the year ended December 31, 2010 is presented below:

Nonvested Shares	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2010	34,233	$10.51
Granted	0	--
Vested	23,309	10.51
Forfeited	924	10.51
Nonvested at December 31, 2010	10,000	$10.51

As of December 31, 2010, there was $1.0 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the plans.  That cost is expected to be recognized over a weighted-average period of 2.0 years.  The total unrecognized compensation cost related to nonvested share-based compensation arrangements granted as of December 31, 2009 and 2008, respectively, was $0.5 million and $1.1 million.  The total grant-date fair value of shares vested during the years ended December 31, 2010, 2009, and 2008, was $0.7 million, $1.3 million and $0.8 million, respectively.  Cash received from option exercises under all share-based payment arrangements for the years ended December 31, 2010, 2009, and 2008 was $0.7 million, $1.2 million, and $1.6 million, respectively.  The actual tax benefit realized for the tax deductions from option exercises of the share-based payment arrangements totaled $0.2 million, $0.4 million, and $0.3 million, respectively, for the years ended December 31, 2010, 2009, and 2008.

16.  Operating Leases

Certain premises and equipment are leased under operating leases.  Additionally, certain premises are leased or subleased to third parties.  These leases generally contain renewal options and require CTBI to pay all executory costs, such as taxes, maintenance fees, and insurance.  Minimum non-cancellable rental payments and rental receipts are as follows:

(in thousands)	Payments	Receipts
2011	$1,653	$567
2012	1,332	286
2013	1,175	66
2014	733	26
2015	532	3
Thereafter	3,023	0
	$8,448	$948

Rental expense net of rental income under operating leases was $0.7 million for each of the years 2010, 2009, and 2008.

17.  Fair Market Value of Financial Instruments

ASC 820, Fair Value Measurements, defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.  ASC 820 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances.  In this standard, the FASB clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability.  In support of this principle, ASC 820 establishes a fair value hierarchy that prioritizes the information used to develop those assumptions.  The fair value hierarchy is as follows:

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

Assets Measured on a Recurring Basis

The following tables present information about CTBI’s assets measured at fair value on a recurring basis as of December 31, 2010 and December 31, 2009, and indicates the fair value hierarchy of the valuation techniques and inputs utilized by CTBI to determine such fair value.

(in thousands)		Fair Value Measurements at December 31, 2010 Using
	Fair Value December 31 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities:
U.S. Treasury and government agencies	$29,254	$0	$29,254	$0
State and political subdivisions	51,865	0	51,865	0
U.S. government sponsored agencies	237,243	0	237,243	0
Marketable equity securities	20,313	0	20,102	211
Mortgage servicing rights	3,161	0	0	3,161
Total recurring assets measured at fair value	$341,836	$0	$338,464	$3,372

(in thousands)		Fair Value Measurements at December 31, 2009 Using
	Fair Value December 31 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities:
U.S. Treasury and government agencies	$16,731	$0	$16,731	$0
State and political subdivisions	45,657	0	45,657	0
U.S. government sponsored agencies	187,397	0	187,397	0
Marketable equity securities	20,452	0	20,241	211
Mortgage servicing rights	3,406	0	0	3,406
Total recurring assets measured at fair value	$273,643	$0	$270,026	$3,617

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

Mortgage Servicing Rights – Level 3 Inputs.  CTBI records MSRs at fair value on a recurring basis with subsequent remeasurement of MSRs based on change in fair value.  In determining fair value, CTBI utilizes the expertise of an independent third party.  An estimate of the fair value of CTBI’s MSRs is determined by the independent third party utilizing assumptions about factors such as mortgage interest rates, discount rates, mortgage loan prepayment speeds, market trends and industry demand.  All of CTBI’s MSRs are classified as Level 3.  See note 6 for description of significant inputs.

Following is a reconciliation of the beginning and ending balances of recurring fair value measurements using significant unobservable (Level 3) inputs:

Marketable Equity Securities (in thousands)	2010	2009
Beginning balance, January 1	$211	$540
Total realized and unrealized gains and losses
Included in net income	0	0
Transfer of securities from Level 3 to Level 2	0	0
Purchases, issuances, and settlements	0	(329)
Ending balance, December 31	$211	$211

Mortgage Servicing Rights (in thousands)	2010	2009
Beginning balance	$3,406	$2,168
Total realized and unrealized gains and losses
Included in net income	(418)	608
Issuances	524	1345
Settlements	(351)	(715)
Ending balance	$3,161	$3,406

Assets Measured on a Non-Recurring Basis

Assets measured at fair value on a non-recurring basis as of December 31, 2010 and December 31, 2009 are summarized below:

(in thousands)		Fair Value Measurements at December 31, 2010 Using
	Fair Value December 31 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$16,589	$0	$0	$16,589
Other real estate/assets owned	4,579	0	0	4,579

(in thousands)		Fair Value Measurements at December 31, 2009 Using
	Fair Value December 31 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$8,387	$0	$0	$8,387
Other real estate/assets owned	8,331	0	0	8,331

Impaired loans – Level 3 Inputs.  Loans considered impaired under ASC 310-35, Impairment of a Loan, are loans for which, based on current information and events, it is probable that the creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement.  Impaired loans are subject to nonrecurring fair value adjustments to reflect subsequent (1) partial write-downs that are based on the observable market price or current appraised value of the collateral or (2) the full charge-off of the loan carrying value. Year-to-date losses on impaired loans were $5.5 million and $5.6 million for the years ended December 31, 2010 and 2009, respectively.

Other real estate/assets owned – Level 3 Inputs.  In accordance with the provisions of ASC 360, Property, Plant, and Equipment, long-lived assets held for sale with a carrying amount of $4.6 million were written down to their fair value less costs to sell during the year.  Long-lived assets are subject to nonrecurring fair value adjustments to reflect subsequent partial write-downs that are based on the observable market price or current appraised value of the collateral.  Losses on other real estate/assets owned were $0.7 million and $1.4 million, respectively, for the years ended December 31, 2010 and 2009.

The following table presents the carrying amounts and estimated fair values of financial instruments at December 31, 2010 and 2009:

(in thousands) December 31	2010		2009
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets
Cash and cash equivalents	$158,983	$158,983	$142,129	$142,129
Certificates of deposit in other banks	14,762	14,775	100	100
Securities available-for-sale	338,675	338,675	270,237	270,237
Securities held-to-maturity	1,662	1,662	14,336	14,435
Loans, net (including impaired loans)	2,570,375	2,582,596	2,403,117	2,407,703
Loans held for sale	455	462	1,818	1,845
Federal Home Loan Bank stock	25,673	25,673	24,700	24,700
Federal Reserve Bank stock	4,434	4,434	4,348	4,348
Accrued interest receivable	12,574	12,574	11,936	11,936
Capitalized mortgage servicing rights	3,161	3,161	3,406	3,406

Financial liabilities
Deposits	$2,706,117	$2,690,960	$2,462,209	$2,462,676
Repurchase agreements	188,275	186,989	180,471	180,776
Federal funds purchased	9,680	9,680	12,205	12,205
Advances from Federal Home Loan Bank	21,238	21,213	20,671	20,670
Long-term debt	61,341	30,894	61,341	29,522
Accrued interest payable	2,848	2,848	3,686	3,686

Unrecognized financial instruments
Letters of credit	$0	$0	$0	$0
Commitments to extend credit	0	0	0	0

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

Other financial instruments – The estimated fair value for other financial instruments and off-balance sheet loan commitments approximates cost at December 31, 2010 and 2009.  Off-balance sheet loan commitments at December 31, 2010 and 2009 were $431.5 million and $425.1 million, respectively.

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

18.  Off-Balance Sheet Transactions and Guarantees

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

At December 31, the Bank had the following off-balance sheet financial instruments, whose approximate contract amounts represent additional credit risk to CTBI:

(in thousands)	2010	2009
Standby letters of credit	$54,690	$58,641
Commitments to extend credit	376,858	366,461
Total	$431,548	$425,102

Standby letters of credit represent conditional commitments to guarantee the performance of a third party.  The credit risk involved is essentially the same as the risk involved in making loans.  At December 31, 2010, we maintained a credit loss reserve of approximately $3 thousand relating to these financial standby letters of credit.  The reserve coverage calculation was determined using essentially the same methodology as used for the allowance for loan and lease losses.  Approximately 91% of the total standby letters of credit are secured, with $42.2 million of the total $54.7 million secured by cash.  Collateral for the remaining secured standby letters of credit varies but is comprised primarily of accounts receivable, inventory, property, equipment, and income-producing properties.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of the contract.  At December 31, 2010, a credit loss reserve of $188 thousand was maintained relating to these commitments.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  The Bank evaluates each customer’s credit-worthiness on a case-by-case basis.  Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  A portion of the commitments is to extend credit at fixed rates.  Fixed rate loan commitments at December 31, 2010 of $11.6 million had interest rates and terms ranging predominantly from 4.00% to 6.99% and 6 months to 1 year.  These credit commitments were based on prevailing rates, terms, and conditions applicable to other loans being made at December 31, 2010.

19.  Concentrations of Credit Risk

CTBI’s banking activities include granting commercial, residential, and consumer loans to customers primarily located in eastern, northeastern, central, and south central Kentucky, southern West Virginia, and northeastern Tennessee.  The Bank is continuing to manage all components of its portfolio mix in a manner to reduce risk from changes in economic conditions. Concentrations of credit, as defined for regulatory purposes, are reviewed quarterly by management to ensure that internally established limits based on Tier 1 Capital plus the allowance for loan and lease losses are not exceeded.  At December 31, 2010 and 2009, our concentrations of hotel/motel industry credits were 39% and 42% of Tier 1 Capital plus the allowance for loan and lease losses, respectively.  Lessors of non-residential buildings were 32% and 24%, respectively.  Lessors of residential buildings and dwellings credits were 32% and 29%, respectively.  Coal mining and related support industries credits were 28% and 31%, respectively. These percentages are within our internally established limits regarding concentrations of credit.

20.  Commitments and Contingencies

CTBI and our subsidiaries, and from time to time, our officers, are named defendants in legal actions arising from ordinary business activities.  Management, after consultation with legal counsel, believes any pending actions are without merit or that the ultimate liability, if any, will not materially affect our consolidated financial position or results of operations.

21.  Regulatory Matters

Our principal source of funds is dividends received from our subsidiary bank, Community Trust Bank, Inc. (“CTB”).  Regulations limit the amount of dividends that may be paid by CTB without prior approval.  During 2011, approximately $7.9 million plus any 2011 net profits can be paid by CTB without prior regulatory approval.

The Federal Reserve Bank adopted quantitative measures which assign risk weightings to assets and off-balance sheet items and also define and set minimum regulatory capital requirements (risk based capital ratios).  All banks are required to have a minimum Tier 1 (core capital) leverage ratio of 4% of adjusted quarterly average assets, Tier 1 capital of at least 4% of risk-weighted assets, and total capital of at least 8% of risk-weighted assets.  Tier 1 capital consists principally of shareholders’ equity including capital-qualifying subordinated debt but excluding unrealized gains and losses on securities available-for-sale, less goodwill and certain other intangibles.  Total capital consists of Tier 1 capital plus certain debt instruments and the reserve for credit losses, subject to limitation.  Failure to meet certain capital requirements can initiate certain actions by regulators that, if undertaken, could have a direct material effect on our consolidated financial statements.  The regulations also define well-capitalized levels of Tier 1 leverage, Tier 1, and total capital as 5%, 6%, and 10%, respectively.  We had Tier 1 leverage, Tier 1, and total capital ratios above the well-capitalized levels at December 31, 2010 and 2009.  We believe, as of December 31, 2010, CTBI meets all capital adequacy requirements for which it is subject to be defined as well-capitalized under the regulatory framework for prompt corrective action.

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

Consolidated Capital Ratios

	Actual		For Capital Adequacy Purposes		To Be Well-Capitalized Under Prompt Corrective Action Provision
(in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2010:
Tier 1 capital
(to average assets)	$326,896	10.15%	$128,826	4.00%	$161,033	5.00%
Tier 1 capital
(to risk weighted assets)	326,896	12.90	101,363	4.00	152,045	6.00
Total capital
(to risk weighted assets)	357,147	14.10	202,637	8.00	253,296	10.00

As of December 31, 2009:
Tier 1 capital
(to average assets)	$310,640	10.38%	$119,707	4.00%	$149,634	5.00%
Tier 1 capital
(to risk weighted assets)	310,640	12.90	96,322	4.00	144,484	6.00
Total capital
(to risk weighted assets)	340,717	14.15	192,632	8.00	240,789	10.00

Community Trust Bank, Inc.'s Capital Ratios

	Actual		For Capital Adequacy Purposes		To Be Well-Capitalized Under Prompt Corrective Action Provision
(in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2010:
Tier 1 capital
(to average assets)	$298,614	9.58%	$124,682	4.00%	$155,853	5.00%
Tier 1 capital
(to risk weighted assets)	298,614	12.36	96,639	4.00	144,958	6.00
Total capital
(to risk weighted assets)	328,865	13.62	193,166	8.00	241,457	10.00

As of December 31, 2009:
Tier 1 capital
(to average assets)	$298,257	9.99%	$119,422	4.00%	$149,278	5.00%
Tier 1 capital
(to risk weighted assets)	298,257	12.41	96,134	4.00	144,202	6.00
Total capital
(to risk weighted assets)	328,334	13.66	192,289	8.00	240,362	10.00

22.  Parent Company Financial Statements

Condensed Balance Sheets

(in thousands) December 31	2010	2009
Assets:
Cash on deposit	$5,805	$5,949
Investment in and advances to subsidiaries	393,400	374,169
Goodwill	4,973	4,973
Premises and equipment, net	85	34
Other assets	893	2,688
Total assets	$405,156	$387,813

Liabilities and shareholders’ equity:
Long-term debt	$61,341	$61,341
Other liabilities	5,177	5,015
Total liabilities	66,518	66,356

Shareholders’ equity	338,638	321,457

Total liabilities and shareholders’ equity	$405,156	$387,813

Condensed Statements of Income

(in thousands) Year Ended December 31	2010	2009	2008
Income:
Dividends from subsidiary banks	$34,620	$18,620	$20,620
Other income	34	24	41
Total income	34,654	18,644	20,661

Expenses:
Interest expense	3,999	3,999	4,000
Depreciation expense	25	12	0
Other expenses	1,557	1,190	1,084
Total expenses	5,581	5,201	5,084

Income before income taxes and equity in undistributed income of subsidiaries	29,073	13,443	15,577
Income tax benefit	(2,145)	(2,002)	(1,725)
Income before equity in undistributed income of subsidiaries	31,218	15,445	17,302
Equity in undistributed income of subsidiaries	1,816	9,614	5,771

Net income	$33,034	$25,059	$23,073

Condensed Statements of Cash Flows

(in thousands) Year Ended December 31	2010	2009	2008
Cash flows from operating activities:
Net income	$33,034	$25,059	$23,073
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	47	12	0
Equity in undistributed earnings of subsidiaries	(1,816)	(9,614)	(5,771)
Restricted stock expense	393	70	41
Excess tax benefit of stock-based compensation	205	391	330
Dividends on restricted stock	74	20	13
Changes in:
Other assets	1,795	(2,432)	(101)
Other liabilities	601	3,477	1,083
Net cash provided by operating activities	34,333	16,983	18,668

Cash flows from investing activities:
Purchase of premises and equipment	(98)	(46)	0
Repayment of investments in and advances to subsidiaries	(411)	(466)	(1,158)
Additional investment in subsidiaries	(17,306)	0	0
Net cash used in investing activities	(17,815)	(512)	(1,158)

Cash flows from financing activities:
Issuance of common stock	1,992	2,292	2,731
Purchase of common stock	0	0	(2,631)
Vesting of restricted stock	(117)	0	0
Excess tax benefit of stock-based compensation	(205)	(391)	(330)
Dividends paid	(18,332)	(18,124)	(17,402)
Net cash used in financing activities	(16,662)	(16,223)	(17,632)

Net increase (decrease) in cash and cash equivalents	(144)	248	(122)
Cash and cash equivalents at beginning of year	5,949	5,701	5,823
Cash and cash equivalents at end of year	$5,805	$5,949	$5,701

23.  Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

Year Ended December 31	2010	2009	2008
Numerator:
Net income (in thousands)	$33,034	$25,059	$23,073

Denominator:
Basic earnings per share:
Weighted average shares	15,233,858	15,128,777	15,016,606
Diluted earnings per share:
Effect of dilutive securities - stock options	24,936	40,137	143,796
Adjusted weighted average shares	15,258,794	15,168,914	15,160,402

Earnings per share:
Basic earnings per share	$2.17	$1.66	$1.54
Diluted earnings per share	2.16	1.65	1.52

At December 31, 2010, 422,972 stock options at a weighted average price of $32.36 were outstanding and were not used in the computation of diluted earnings per share because their exercise price was greater than the average market value of the common stock.  At December 31, 2009, 425,974 stock options at a price of $32.37 were outstanding and were not used in the computation of diluted earnings per share because their exercise price was greater than the average market value of the common stock.  At December 31, 2008, 286,324 stock options at a price of $34.42 were outstanding and were not used in the computation of diluted earnings per share because their exercise price was greater than the average market value of the common stock.

24.  Accumulated Other Comprehensive Income

CTBI has elected to present the disclosure required by ASC 220, Comprehensive Income, in the consolidated Statements of Changes in Shareholders' Equity.  The subtotal Comprehensive income represents total comprehensive income as defined in the statement.  Reclassification adjustments, related tax effects allocated to changes in equity, and accumulated other comprehensive income as of and for the years ended December 31, were as follows:

(in thousands)	2010	2009	2008
Reclassification adjustment, pretax:
Change in unrealized net gains (losses) arising during year	$(464)	$5,758	$(11,461)
Reclassification adjustment for realized (gains) and losses included in net income	0	(654)	14,564
Change in unrealized gains (losses) on securities available-for-sale	(464)	5,104	3,103
Related tax effects:
Change in unrealized net gains (losses) arising during year	(162)	2,015	(4,011)
Reclassification adjustment for realized (gains) and losses included in net income	0	(229)	5,097
Deferred tax expense (benefit)	(162)	1,786	1,086
Reclassification adjustment, net of tax:
Change in unrealized net gains (losses) arising during year	(302)	3,743	(7,450)
Reclassification adjustment for realized (gains) and losses included in net income	0	(425)	9,467
Change in other comprehensive income	$(302)	$3,318	$2,017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Audit Committee, Board of Directors and Shareholders
Community Trust Bancorp, Inc.
Pikeville, Kentucky

We have audited Community Trust Bancorp, Inc.’s (Company) internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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
As permitted, the Company excluded the operations of First National Bank of LaFollette, acquired on November 17, 2010, from the scope of management’s report on internal control over financial reporting.  As such, this entity has also been excluded from the scope of our audit of internal control over financial reporting.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control - Integrated Framework issued by the COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company and our report dated March 15, 2011, expressed an unqualified opinion thereon.

/s/ BKD, LLP
Louisville, Kentucky
March 15, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Audit Committee, Board of Directors and Shareholders
Community Trust Bancorp, Inc.
Pikeville, Kentucky

We have audited the accompanying consolidated balance sheets of Community Trust Bancorp, Inc. (Company) as of December 31, 2010 and 2009, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2010.  The Company’s management is responsible for these consolidated financial statements.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  Our audits included examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall consolidated financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with accounting principles generally accepted in the Unites States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 15, 2011, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ BKD, LLP
Louisville, Kentucky
March 15, 2011

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

CTBI's management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934.  As of December 31, 2010, an evaluation was carried out by CTBI’s management, with the participation of our Chief Executive Officer and the Executive Vice President/Treasurer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, management concluded that disclosure controls and procedures as of December 31, 2010 were effective in ensuring material information required to be disclosed in this annual report on Form 10-K was recorded, processed, summarized, and reported on a timely basis.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in CTBI's internal control over financial reporting that occurred during the year ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, CTBI's internal control over financial reporting.

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

Management has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2010 based on the control criteria established in a report entitled Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, we have concluded that CTBI’s internal control over financial reporting is effective as of December 31, 2010.

As more fully disclosed in note 2 to the consolidated financial statements, CTBI acquired First National Bank of LaFollette (“LaFollette Bank”) on November 17, 2010.  As permitted, CTBI excluded the operations of LaFollette Bank from the scope of our report on internal control over financial reporting as of December 31, 2010.

The effectiveness of CTBI’s internal control over financial reporting, excluding LaFollette Bank, as of December 31, 2010 has been audited by BKD, LLP, an independent registered public accounting firm that audited the CTBI’s consolidated financial statements included in this annual report.

Date: March 15, 2011	/s/ Jean R. Hale
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

Executive Officers of the Registrant

Set forth below are the executive officers of CTBI, their positions with CTBI, and the year in which they first became an executive officer or director.

Name and Age (1)	Positions and Offices Currently Held	Date First Became Director or Executive Officer		Principal Occupation
Jean R. Hale; 64	Chairman, President and CEO	1992		Chairman, President and CEO of Community Trust Bancorp, Inc.

Mark A. Gooch; 52	Executive Vice President and Secretary	1997		President and CEO of Community Trust Bank, Inc.

Larry W. Jones; 64	Executive Vice President	2000	(2)	Executive Vice President/ Central Kentucky Region President of Community Trust Bank, Inc.

James B. Draughn; 51	Executive Vice President	2001		Executive Vice President/Operations of Community Trust Bank, Inc.

Kevin J. Stumbo; 50	Executive Vice President and Treasurer	2002		Executive Vice President/ Controller of Community Trust Bank, Inc.

Ricky D. Sparkman; 48	Executive Vice President	2002		Executive Vice President/ South Central Region President of Community Trust Bank, Inc.

Richard W. Newsom; 56	Executive Vice President	2002		Executive Vice President/ Eastern Region President of Community Trust Bank, Inc.

James J. Gartner; 69	Executive Vice President	2002		Executive Vice President/ Chief Credit Officer of Community Trust Bank, Inc.

Steven E. Jameson; 54	Executive Vice President	2004	(3)	Executive Vice President/ Chief Internal Audit & Risk Officer

D. Andrew Jones; 48	Executive Vice President	2010	(4)	Executive Vice President/ Northeastern Region President of Community Trust Bank, Inc.

Andy D. Waters; 45	Executive Vice President	2011	(5)	President and CEO of Community Trust and Investment Company

(1)	The ages listed for CTBI's executive officers are as of February 28, 2011.

(2)
Mr. Larry Jones was named Executive Vice President/Central Kentucky Region President of Community Trust Bank, Inc. in November 2010 to replace Michael Wasson who retired.  Mr. Larry Jones had served as Executive Vice President/Northeastern Region President since September 2002.

(3)	Mr. Jameson is a non-voting member of the Executive Committee.

(4)
Mr. Andrew Jones replaced Mr. Larry Jones as Executive Vice President/Northeastern Region President.  Mr. Andrew Jones has been employed by Community Trust Bank, Inc. since 1987.  His most recent position was Senior Vice President/Senior Lender of the Ashland Market which he had held since 2002.

(5)
Mr. Waters has been with Community Trust and Investment Company since 2004, serving as Senior Vice President/Manager of Trust and Estate Services prior to becoming President and CEO effective January 1, 2011.  Mr. Waters replaced Tracy Little who retired effective December 31, 2010.

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

Equity Compensation Plan Information

The following table provides information as of December 31, 2010, with respect to compensation plans under which common shares of CTBI are authorized for issuance to officers or employees in exchange for consideration in the form of services provided to CTBI and/or its subsidiaries.  We currently maintain one active and one inactive incentive stock option plans covering key employees.  The 2006 Stock Ownership Incentive Plan (“2006 Plan”) was approved by the Board of Directors and the Shareholders in 2006.  The 1998 Stock Option Plan (“1998 Plan”) was approved by the Board of Directors and the Shareholders in 1998.  The 1998 Plan was rendered inactive as of April 26, 2006.  The 2006 Plan had 1,500,000 shares authorized, 1,265,567 of which were available at December 31, 2010 for future grants.  In addition, any shares reserved for issuance under the 1998 Stock Option Plan (“1998 Plan”) in excess of the number of shares as to which options or other benefits are awarded thereunder, plus any shares as to which options or other benefits granted under the 1998 Plan may lapse, expire, terminate or be canceled, shall also be reserved and available for issuance or reissuance under the 2006 Plan.  As of December 31, 2010, the 1998 Plan had 1,046,831 shares authorized, 155,211 of which were transferred to the 2006 Plan.  The total shares available for issuance under the 2006 Plan as of December 31, 2010 was 1,420,778.

	A	B	C
Plan Category (shares in thousands)	Number of Common Shares to be Issued Upon Exercise/Vesting	Weighted Average Price	Number of Securities Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in Column A)
Equity compensation plans approved by shareholders:
Stock options	548	$29.50	1,421
Restricted stock	53	26.11
Equity compensation plans not approved by shareholders

Total			1,421

Additional information regarding CTBI’s stock option plans can be found in notes 1 and 15 to the consolidated financial statements.

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

10.7	Senior Management Incentive Compensation Plan (2011) {incorporated herein by reference to current report on Form 8-K dated January 25, 2011}

10.8	Restricted Stock Agreement {incorporated herein by reference to current report on Form 8-K dated January 29, 2008}

10.9	Employee Incentive Compensation Plan (2011) {incorporated herein by reference to current report on Form 8-K date January 25, 2011}

21	List of subsidiaries

23.1	Consent of BKD, LLP, Independent Registered Public Accounting Firm

31.1	Certification of Principal Executive Officer (Jean R. Hale, Chairman, President and CEO)

31.2	Certification of Principal Financial Officer (Kevin J. Stumbo, Executive Vice President and Treasurer)

32.1	Certification of Jean R. Hale, Chairman, President and CEO, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Kevin J. Stumbo, Executive Vice President and Treasurer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

 (b)           Exhibits

The response to this portion of Item 15 is submitted as a separate section of this report.

(c)           Financial Statement Schedules

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf the undersigned, thereunto duly authorized.

COMMUNITY TRUST BANCORP, INC.

Date: March 15, 2011	By:	/s/ Jean R. Hale
Jean R. Hale
Chairman, President and Chief Executive Officer

/s/ Kevin J. Stumbo
Kevin J. Stumbo
Executive Vice President and Treasurer
(Principal Financial Officer)

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

March 15, 2011	/s/ Jean R. Hale	Chairman, President, and Chief Executive Officer
Jean R. Hale

March 15, 2011	/s/ Kevin J. Stumbo	Executive Vice President and Treasurer (Principal Financial Officer)
Kevin J. Stumbo

March 15, 2011	/s/ Charles J. Baird	Director
Charles J. Baird

March 15, 2011	/s/ Nick Carter	Director
Nick Carter

March 15, 2011	/s/ Nick A. Cooley	Director
Nick A. Cooley

March 15, 2011	/s/ James E. McGhee, II	Director
James E. McGhee II

March 15, 2011	/s/ M. Lynn Parrish	Director
M. Lynn Parrish

March 15, 2011	/s/ James R. Ramsey	Director
James R. Ramsey

March 15, 2011	/s/ Anthony W. St. Charles	Director
Anthony W. St. Charles

COMMUNITY TRUST BANCORP, INC. AND SUBSIDIARIES
INDEX TO EXHIBITS

Exhibit No.	Description of Exhibits
3.1	Articles of Incorporation for CTBI {incorporated herein by reference}

3.2	By-laws of CTBI as amended July 25, 1995 {incorporated herein by reference}

3.3	By-laws of CTBI as amended January 29, 2008 {incorporated herein by reference}

10.1	Community Trust Bancorp, Inc. Employee Stock Ownership Plan (effective January 1, 2007) {incorporated herein by reference}

10.2
Community Trust Bancorp, Inc. Savings and Employee Stock Ownership Plan (Amendment Number One effective January 1, 2002, Amendment Number Two effective January 1, 2004, Amendment Number Three effective March 28, 2005, and Amendment Number Four effective January 1, 2006) {incorporated herein by reference}

10.3	Second restated Pikeville National Corporation 1989 Stock Option Plan (commonly known as Community Trust Bancorp, Inc. 1989 Stock Option Plan) {incorporated herein by reference}

10.4	Community Trust Bancorp, Inc. 1998 Stock Option Plan {incorporated herein by reference}

10.5	Community Trust Bancorp, Inc. 2006 Stock Ownership Incentive Plan {incorporated herein by reference}

10.6	Form of Severance Agreement between Community Trust Bancorp, Inc. and executive officers (currently in effect with respect to eleven executive officers) {incorporated herein by reference}

10.7	Senior Management Incentive Compensation Plan (2011) {incorporated herein by reference}

10.8	Restricted Stock Agreement {incorporated herein by reference}

10.9	Employee Incentive Compensation Plan (2011) {incorporated herein by reference}

21	List of subsidiaries

23.1	Consent of BKD, LLP, Independent Registered Public Accounting Firm

31.1	Certification of Principal Executive Officer (Jean R. Hale, Chairman, President and CEO)

31.2	Certification of Principal Financial Officer (Kevin J. Stumbo, Executive Vice President and Treasurer)

32.1	Certification of Jean R. Hale, Chairman, President and CEO, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Kevin J. Stumbo, Executive Vice President and Treasurer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002