Form 10-Q
period 2011-03-31
COMMUNITY TRUST BANCORP INC /KY/
filed 2011-05-09
CIK 350852

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011

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

Common stock – 15,405,353 shares outstanding at April 30, 2011

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

The accompanying information has not been audited by independent registered public accountants; however, in the opinion of management such information reflects all adjustments necessary for a fair presentation of the results for the interim period.  All such adjustments are of a normal and recurring nature.

The accompanying condensed consolidated financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all of the disclosures normally required by accounting principles generally accepted in the United States of America or those normally made in the Registrant’s annual report on Form 10-K.  Accordingly, the reader of the Form 10-Q should refer to the Registrant’s Form 10-K for the year ended December 31, 2010 for further information in this regard.

Community Trust Bancorp, Inc.
Condensed Consolidated Balance Sheets

(dollars in thousands)	(unaudited) March 31 2011	December 31 2010
Assets:
Cash and due from banks	$71,545	$62,559
Interest bearing deposits	33,982	70,086
Federal funds sold	99,420	26,338
Cash and cash equivalents	204,947	158,983

Certificates of deposits in other banks	10,789	14,762
Securities available-for-sale at fair value (amortized cost of $403,286 and $332,658, respectively)	410,330	338,675
Securities held-to-maturity at amortized cost (fair value of $1,664 and $1,662, respectively)	1,662	1,662
Loans held for sale	952	455

Loans	2,586,048	2,605,180
Allowance for loan losses	(35,152)	(34,805)
Net loans	2,550,896	2,570,375

Premises and equipment, net	56,174	55,343
Federal Home Loan Bank stock	25,673	25,673
Federal Reserve Bank stock	4,468	4,434
Goodwill	65,490	65,499
Core deposit intangible (net of accumulated amortization of $7,339 and $7,260, respectively)	1,276	1,342
Bank owned life insurance	40,028	39,697
Mortgage servicing rights	3,251	3,161
Other real estate owned	47,667	42,935
Other assets	35,668	32,876
Total assets	$3,459,271	$3,355,872

Liabilities and shareholders’ equity:
Deposits:
Noninterest bearing	$563,544	$525,478
Interest bearing	2,228,691	2,180,639
Total deposits	2,792,235	2,706,117

Repurchase agreements	194,472	188,275
Federal funds purchased and other short-term borrowings	14,585	9,680
Advances from Federal Home Loan Bank	21,759	21,238
Long-term debt	61,341	61,341
Other liabilities	30,367	30,583
Total liabilities	3,114,759	3,017,234

Shareholders’ equity:
Preferred stock, 300,000 shares authorized and unissued	-	-
Common stock, $5 par value, shares authorized 25,000,000; shares outstanding 2011 – 15,394,892; 2010 – 15,334,410	76,483	76,408
Capital surplus	155,371	154,880
Retained earnings	108,079	103,439
Accumulated other comprehensive income, net of tax	4,579	3,911
Total shareholders’ equity	344,512	338,638

Total liabilities and shareholders’ equity	$3,459,271	$3,355,872

See notes to condensed consolidated financial statements.

Community Trust Bancorp, Inc.
Condensed Consolidated Statements of Income and Other Comprehensive Income
(unaudited)

	Three Months Ended
	March 31
(in thousands except per share data)	2011	2010

Interest income:
Interest and fees on loans, including loans held for sale	$36,686	$35,151
Interest and dividends on securities
Taxable	2,282	2,214
Tax exempt	396	424
Interest and dividends on Federal Reserve and Federal Home Loan Bank stock	356	619
Other, including interest on federal funds sold	140	89
Total interest income	39,860	38,497

Interest expense:
Interest on deposits	5,830	7,596
Interest on repurchase agreements and other short-term borrowings	428	535
Interest on advances from Federal Home Loan Bank	28	21
Interest on long-term debt	1,000	1,000
Total interest expense	7,286	9,152

Net interest income	32,574	29,345
Provision for loan losses	4,387	5,722
Net interest income after provision for loan losses	28,187	23,623

Noninterest income:
Service charges on deposit accounts	5,880	5,297
Gains on sales of loans, net	381	442
Trust income	1,616	1,424
Loan related fees	883	840
Bank owned life insurance	410	405
Other noninterest income	1,568	1,333
Total noninterest income	10,738	9,741

Noninterest expense:
Officer salaries and employee benefits	2,173	1,902
Other salaries and employee benefits	9,911	9,543
Occupancy, net	2,097	1,741
Equipment	868	983
Data processing	1,792	1,586
Bank franchise tax	1,164	978
Legal fees	930	593
Professional fees	406	231
FDIC insurance	1,124	999
Other real estate owned provision and expense	846	872
Other noninterest expense	5,236	4,013
Total noninterest expense	26,547	23,441

Income before income taxes	12,378	9,923
Income taxes	3,074	3,132
Net income	9,304	6,791
Other comprehensive income, net of tax:
Unrealized holding gains on securities available-for-sale	668	317
Comprehensive income	$9,972	$7,108

Basic earnings per share	$0.61	$0.45
Diluted earnings per share	$0.61	$0.45

Weighted average shares outstanding-basic	15,294	15,202
Weighted average shares outstanding-diluted	15,324	15,235

Dividends declared per share	$0.305	$0.30

See notes to condensed consolidated financial statements.

Community Trust Bancorp, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended
	March 31
(in thousands)	2011	2010

Cash flows from operating activities:
Net income	$9,304	$6,791
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,007	1,169
Deferred taxes	(337)	(193)
Stock-based compensation	154	134
Excess tax benefits of stock-based compensation	16	40
Dividends on restricted stock	30	19
Provision for loan and other real estate losses	4,805	6,051
Gains on sale of mortgage loans held for sale	(381)	(442)
(Gains)/losses on sale of assets, net	37	(19)
Proceeds from sale of mortgage loans held for sale	18,181	20,963
Funding of mortgage loans held for sale	(18,296)	(19,033)
Amortization of securities premiums and discounts, net	656	451
Change in cash surrender value of bank owned life insurance	(332)	(347)
Mortgage servicing rights:
Fair value adjustments	46	127
New servicing assets created	(136)	(163)
Changes in:
Other assets	(2,785)	858
Other liabilities	(254)	(258)
Net cash provided by operating activities	11,715	16,148

Cash flows from investing activities:
Certificates of deposit in other banks:
Purchase of certificates of deposit	0	(5,177)
Maturity of certificates of deposit	3,973	0
Securities available-for-sale (AFS):
Purchase of AFS securities	(90,186)	(65,939)
Proceeds from prepayments and maturities of AFS securities	18,902	25,175
Securities held-to-maturity (HTM):
Purchase of HTM securities	0	(480)
Proceeds from prepayments and maturities of HTM securities	0	4,525
Change in loans, net	8,752	411
Purchase of premises and equipment	(1,774)	(927)
Proceeds from sale of premises and equipment	0	1
Additional investment in Federal Reserve Bank stock	(34)	(4)
Proceeds from sale of other real estate and other repossessed assets	1,169	1,415
Additional investment in other real estate and other repossessed assets	(14)	(52)
Net cash used in investing activities	(59,212)	(41,052)

Cash flows from financing activities:
Change in deposits, net	86,118	68,025
Change in repurchase agreements, federal funds purchased, and other short-term borrowings, net	11,102	11,693
Proceeds from Federal Home Loan Bank advances	570	0
Payments on advances from Federal Home Loan Bank	(49)	(429)
Issuance of common stock	396	681
Excess tax benefits of stock-based compensation	(16)	(40)
Dividends paid	(4,660)	(4,555)
Net cash provided by financing activities	93,461	75,375
Net increase in cash and cash equivalents	45,964	50,471
Cash and cash equivalents at beginning of period	158,983	142,129
Cash and cash equivalents at end of period	$204,947	$192,600

Supplemental disclosures:
Income taxes paid	$3,600	$6,695
Interest paid	6,808	7,823
Non-cash activities:
Loans to facilitate the sale of other real estate and other repossessed assets	40	30
Common stock dividends accrued, paid in subsequent quarter	4,695	4,560
Real estate acquired in settlement of loans	6,322	2,955

See notes to condensed consolidated financial statements.

Community Trust Bancorp, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1 - Summary of Significant Accounting Policies

In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments (which consist of normal recurring accruals) necessary, to present fairly the condensed consolidated financial position as of March 31, 2011, the results of operations for the three months ended March 31, 2011 and 2010, and the cash flows for the three months ended March 31, 2011 and 2010.  In accordance with accounting principles generally accepted in the United States of America for interim financial information, these statements do not include certain information and footnote disclosures required by accounting principles generally accepted in the United States of America for complete annual financial statements.  The results of operations for the three months ended March 31, 2011 and 2010, and the cash flows for the three months ended March 31, 2011 and 2010, are not necessarily indicative of the results to be expected for the full year.  The condensed consolidated balance sheet as of December 31, 2010 has been derived from the audited consolidated financial statements of Community Trust Bancorp, Inc. (“CTBI”) for that period.  For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2010, included in CTBI’s Annual Report on Form 10-K.

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

New Accounting Standards –

➢ Improving Disclosures about Fair Value Measurements – In January 2010, the FASB released Accounting Standards Update (ASU) 2010-06, Improving Disclosures about Fair Value Measurements.  ASU 2010-06 amends ASC Subtopic 820, Fair Value Measurements and Disclosures, and Subtopic 715-20, Compensation—Retirement Benefits—Defined Benefit Plans.  The new standard expanded the existing fair value disclosures required by these two subtopics.  Additional disclosures required by the new standard must be made for each period beginning after the effective date.  Expansion of disclosures for prior periods to include those required by the ASU is optional.

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

•
Revision of the existing disclosures made by a plan sponsor about fair value for assets of defined benefit pension and other postretirement benefit plans to require those disclosures be made by asset class instead of asset category

ASU 2010-06 was effective for interim and annual reporting periods beginning after December 15, 2009, with early adoption permitted.  The one exception involves reporting certain items gross instead of net in the existing activity table for items measured at fair value on a recurring basis using Level 3 inputs, which was effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years and may be adopted earlier if desired.  Except for the Level 3 table item, each SEC issuer must apply the ASU starting with its first interim period beginning after December 15, 2009.  CTBI did not elect to early adopt the provisions which were effective for years beginning after December 15, 2009 or the December 15, 2010 provisions.  ASU 2010-06 has not had a material impact on CTBI’s consolidated financial statements.

➢ Effect of a Loan Modification When the Loan is Part of a Pool that is Accounted for as a Single Asset – a consensus of the FASB Emerging Issues Task Force – In April 2010, the FASB issued ASU No. 2010-18, Receivables (Topic 310) – Effect of a Loan Modification When the Loan is Part of a Pool that is Accounted for as a Single Asset – a consensus of the FASB Emerging Issues Task Force.  ASU 2010-18 provides guidance on account for acquired loans that have evidence of credit deterioration upon acquisition. It allows acquired assets with common risk characteristics to be accounted for in the aggregate as a pool.  ASU 2010-18 was effective for modifications of loans accounted for within pools under Subtopic 310-30 in the first interim or annual reporting period ending on or after July 15, 2010.  ASU 2010-18 did not have an impact on our financial condition, results of operations, or disclosures.

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

The standard requires CTBI to expand disclosures about the credit quality of our loans and the related reserves against them.  The additional disclosures include details on our past due loans, credit quality indicators, and modifications of loans, and are included in note 4.  CTBI adopted the standard beginning with our December 31, 2010 financial statements.

➢ Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings – In January 2011, the FASB released ASU 2011-01, Receivables (Topic 310): Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings.  The amendments in this Update temporarily delayed the effective date of the disclosures about troubled debt restructurings in ASU 2010-20 discussed above.  The delay was intended to allow the Board time to complete its deliberations on what constitutes a troubled debt restructuring.

➢ A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring – In April 2011, the FASB issued ASU No. 2011-02, A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring.  The provisions of ASU No. 2011-02 provide additional guidance related to determining whether a creditor has granted a concession, include factors and examples for creditors to consider in evaluating whether a restructuring results in a delay in payment that is insignificant, prohibit creditors from using the borrower’s effective rate test to evaluate whether a concession has been granted to the borrower, and add factors for creditors to use in determining whether a borrower is experiencing financial difficulties.  A provision in ASU No. 2011-02 also ends the FASB’s deferral of the additional disclosures about troubled debt restructurings as required by ASU No. 2010-20.  The provisions of ASU No. 2011-02 will be effective for CTBI’s reporting period ending September 30, 2011.  The adoption of ASU No. 2011-02 is not expected to have a material impact on CTBI’s consolidated financial statements.

➢ Reconsideration of Effective Control for Repurchase Agreements – In April 2011, the FASB issued ASU 2011-03, Reconsideration of Effective Control for Repurchase Agreements.  The main objective in developing this Update is to improve the accounting for repurchase agreements and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity.  The amendments in this Update remove from the assessment of effective control (1) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and (2) the collateral maintenance implementation guidance related to that criterion.  Other criteria applicable to the assessment of effective control are not changed by the amendments in this Update.  The guidance in this Update is effective for the first interim or annual period beginning on or after December 15, 2011.  The guidance should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date.  Early adoption is not permitted.  The adoption of ASU No. 2011-03 is not expected to have a material impact on CTBI’s consolidated financial statements.

Note 2 – Stock-Based Compensation

CTBI’s compensation expense related to stock option grants was $24 thousand and $77 thousand for the three months ended March 31, 2011 and 2010, respectively.  Restricted stock expense for the first three months of 2011 and 2010 was $160 thousand and $76 thousand, respectively.  As of March 31, 2011, there was a total of $0.2 million of unrecognized compensation expense related to unvested stock option awards that will be recognized as expense as the awards vest over a weighted average period of 1.8 years and a total of $2.1 million of unrecognized compensation expense related to restricted stock grants that will be recognized as expense as the awards vest over a weighted average period of 3.0 years.

There were 45,542 shares of restricted stock granted during the three months ended March 31, 2011.  The restrictions on the restricted stock will lapse at the end of five years.  However, in the event of a change in control of CTBI or the death of the participant, the restrictions will lapse.  In the event of the disability of the participant, the restrictions will lapse on a pro rata basis (with respect to 20% of the participant’s restricted stock for each year since the date of award). The Compensation Committee of the Board of Directors will have discretion to review and revise restrictions applicable to a participant’s restricted stock in the event of the participant’s retirement.  There were no options granted to purchase shares of CTBI common stock during the first quarter 2011.  There were options to purchase 4,525 shares of CTBI common stock and 44,996 shares of restricted stock granted during the three months ended March 31, 2010.

The fair values of options granted during the three months ended March 31, 2010, were established at the date of grant using a Black-Scholes option pricing model with the weighted average assumptions as follows:

Three Months Ended
March 31
2010
Expected dividend yield	4.78%
Risk-free interest rate	3.14%
Expected volatility	39.12%
Expected term (in years)	7.5
Weighted average fair value of options	$6.53

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

The amortized cost and fair value of securities at March 31, 2011 are summarized as follows:

Available-for-Sale

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury and government agencies	$29,105	$283	$(164)	$29,224
State and political subdivisions	52,463	1,142	(313)	53,292
U.S. government sponsored agency mortgage-backed securities	301,136	6,182	(230)	307,088
Total debt securities	382,704	7,607	(707)	389,604
Marketable equity securities	20,582	144	0	20,726
Total available-for-sale securities	$403,286	$7,751	$(707)	$410,330

Held-to-Maturity

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
State and political subdivisions	$1,182	$2	$0	$1,184
Other debt securities	480	0	0	480
Total held-to-maturity securities	$1,662	$2	$0	$1,664

The amortized cost and fair value of securities as of December 31, 2010 are summarized as follows:

Available-for-Sale

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury and government agencies	$29,154	$330	$(230)	$29,254
State and political subdivisions	52,017	690	(842)	51,865
U.S. government sponsored agency mortgage-backed securities	230,905	6,690	(352)	237,243
Total debt securities	312,076	7,710	(1,424)	318,362
Marketable equity securities	20,582	41	(310)	20,313
Total available-for-sale securities	$332,658	$7,751	$(1,734)	$338,675

Held-to-Maturity

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
State and political subdivisions	$1,182	$0	$0	$1,182
Other debt securities	480	0	0	480
Total held-to-maturity securities	$1,662	$0	$0	$1,662

The amortized cost and fair value of securities at March 31, 2011 by contractual maturity are shown below.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale		Held-to-Maturity
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$4,167	$4,197	$0	$0
Due after one through five years	21,133	21,419	0	0
Due after five through ten years	34,560	35,014	1,182	1,184
Due after ten years	21,708	21,886	0	0
U.S. government sponsored agency mortgage-backed securities	301,136	307,088	0	0
Other securities	0	0	480	480
Total debt securities	382,704	389,604	1,662	1,664
Marketable equity securities	20,582	20,726	0	0
Total securities	$403,286	$410,330	$1,662	$1,664

There were no pre-tax gains or losses as of March 31, 2011 and December 31, 2010.

The carrying value of securities pledged as collateral, to secure public deposits and for other purposes, was $135.1 million at March 31, 2011 and $106.2 million at December 31, 2010.

The carrying value of securities sold under agreements to repurchase amounted to $194.5 million at March 31, 2011 and $188.3 million at December 31, 2010.

CTBI evaluates its investment portfolio on a quarterly basis for impairment.  The analysis performed as of March 31, 2011 indicates that all impairment is considered temporary, market driven, and not credit-related. The percentage of total investments with unrealized losses as of March 31, 2011 was 15.9% compared to 18.9% as of December 31, 2010.  The following tables provide the amortized cost, gross unrealized losses, and fair market value, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position as of March 31, 2011 that are not deemed to be other-than-temporarily impaired.

Available-for-Sale

(in thousands)	Amortized Cost	Gross Unrealized Losses	Fair Value
Less Than 12 Months
U.S. Treasury and government agencies	$9,821	$(164)	$9,657
State and political subdivisions	15,257	(296)	14,961
U.S. government sponsored agency mortgage-backed securities	40,361	(230)	40,131
Total debt securities	65,439	(690)	64,749
Marketable equity securities	0	0	0
Total securities	65,439	(690)	64,749

12 Months or More
U.S. Treasury and government agencies	0	0	0
State and political subdivisions	590	(17)	573
U.S. government sponsored agency mortgage-backed securities	0	0	0
Total debt securities	590	(17)	573
Marketable equity securities	0	0	0
Total securities	590	(17)	573

Total
U.S. Treasury and government agencies	9,821	(164)	9,657
State and political subdivisions	15,847	(313)	15,534
U.S. government sponsored agency mortgage-backed securities	40,361	(230)	40,131
Total debt securities	66,029	(707)	65,322
Marketable equity securities	0	0	0
Total securities	$66,029	$(707)	$65,322

As of March 31, 2011, there were no held-to-maturity securities with unrealized losses.

The analysis performed as of December 31, 2010 indicated that all impairment was considered temporary, market driven, and not credit-related.  The following tables provide the amortized cost, gross unrealized losses, and fair market value, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position as of December 31, 2010 that are not deemed to be other-than-temporarily impaired.

Available-for-Sale

(in thousands)	Amortized Cost	Gross Unrealized Losses	Fair Value
Less Than 12 Months
U.S. Treasury and government agencies	$10,384	$(230)	$10,154
State and political subdivisions	24,624	(826)	23,798
U.S. government sponsored agency mortgage-backed securities	30,016	(352)	29,664
Total debt securities	65,024	(1,408)	63,616
Marketable equity securities	42	(17)	25
Total securities	65,066	(1,425)	63,641

12 Months or More
U.S. Treasury and government agencies	0	0	0
State and political subdivisions	590	(16)	574
U.S. government sponsored agency mortgage-backed securities	0	0	0
Total debt securities	590	(16)	574
Marketable equity securities	329	(293)	36
Total securities	919	(309)	610

Total
U.S. Treasury and government agencies	10,384	(230)	10,154
State and political subdivisions	25,214	(842)	24,372
U.S. government sponsored agency mortgage-backed securities	30,016	(352)	29,664
Total debt securities	65,614	(1,424)	64,190
Marketable equity securities	371	(310)	61
Total securities	$65,985	$(1,734)	$64,251

           As of December 31, 2010, there were no held-to-maturity securities with unrealized losses.

Note 4 – Loans

Major classifications of loans, net of unearned income and deferred loan origination costs, are summarized as follows:

(in thousands)	March 31 2011	December 31 2010
Commercial construction	$133,780	$135,091
Commercial secured by real estate	791,833	807,049
Equipment lease financing	12,359	14,151
Commercial other	395,334	388,746
Real estate construction	50,046	56,910
Real estate mortgage	637,839	623,851
Home equity	83,767	85,103
Consumer direct	121,685	126,046
Consumer indirect	359,405	368,233
Total loans	$2,586,048	$2,605,180

Not included in the loan balances above were loans held for sale in the amount of $1.0 million and $0.5 million at March 31, 2011 and December 31, 2010, respectively.  The amount of capitalized fees and costs related to origination of loans under ASC 310-20, included in the above loan totals were $0.9 million and $0.8 million at March 31, 2011 and December 31, 2010, respectively.

CTBI acquired loans through the acquisition of First National Bank of LaFollette in the fourth quarter 2010.  At acquisition, the transferred loans with evidence of deterioration of credit quality since origination were not significant; therefore, none of the loans acquired were accounted for under the guidance in ASC 310-30.

Credit discounts representing principal losses expected over the life of the loans are a component of the initial fair value for purchased loans acquired that are not deemed impaired at acquisition.  Accordingly, an allowance for credit losses related to these loans is not carried over and recorded at the acquisition date.  Subsequent to the acquisition date, the methods used to estimate the required allowance for credit losses for these loans is similar to originated loans; however, the Bank records a provision for loan losses only when the required allowance exceeds any remaining credit discounts.  The remaining difference between the purchase price and the unpaid principal balance at the date of acquisition is recorded in interest income over the life of the loans.  Management estimated the cash flows expected to be collected at acquisition using a third party that incorporated estimates of current key assumptions, such as default rates, severity, and prepayment speeds.  The carrying amounts of those loans included in the balance sheet are $109.7 million and $115.7 million at March 31, 2011 and December 31, 2010, respectively.

Changes in accretable yield during the year is as follows:

(in thousands)	March 31 2011	December 31 2010
Beginning balance	$2,995	$0
Additions	0	3,152
Accretion	(270)	(126)
Disposals	(758)	(31)
Ending balance	$1,967	$2,995

The amount of loans on a non-accruing income status was $39.0 million at March 31, 2011 and $45.0 million at December 31, 2010.  The total of loans on non-accrual that were in homogeneous pools and not evaluated individually for impairment were $7.9 million,  and $7.6 million at March 31, 2011 and December 31, 2010, respectively.  Additional interest which would have been recorded during the first quarter ended March 31 2011 was $1.5 million compared to $0.3 million and $0.9 million for quarters ended December 31, 2010 and March 31, 2010, respectively.  Any loan greater than 90 days past due must be well secured and in the process of collection to continue accruing interest.  The amount of loans 90 days or more past due and still accruing interest was $18.4 million, $17.0 million, and $17.6 million at March 31, 2011, December 31, 2010, and March 31, 2010, respectively.  Refer to note 1 to the consolidated financial statements for the year ended December 31, 2010 included in CTBI’s Annual Report on Form 10-K for further information regarding our nonaccrual policy.  Nonaccrual loans segregated by class of loans were as follows:

(in thousands)	March 31 2011	December 31 2010
Commercial:
Commercial construction	$10,372	$13,138
Commercial secured by real estate	13,878	15,608
Commercial other	7,641	9,338

Residential:
Real estate construction	949	636
Real estate mortgage	6,015	6,137
Home equity	147	164
Total nonaccrual loans	$39,002	$45,021

The following tables present the Bank’s loan portfolio aging analysis, segregated by class, as of March 31, 2011 and December 31, 2010:

	March 31, 2011
(in thousands)	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Current	Total Loans	90+ and Accruing*
Commercial:
Commercial construction	$1,748	$7,667	$12,201	$21,616	$112,164	$133,780	$2,022
Commercial secured by real estate	5,467	2,153	24,786	32,406	759,427	791,833	12,374
Equipment lease financing	0	0	0	0	12,359	12,359	0
Commercial other	6,502	543	3,393	10,438	384,896	395,334	769
Residential:
Real estate construction	462	248	1,065	1,775	48,271	50,046	116
Real estate mortgage	1,677	3,948	8,021	13,646	624,193	637,839	2,595
Home equity	411	182	309	902	82,865	83,767	214
Consumer:
Consumer direct	1,241	243	47	1,531	120,154	121,685	47
Consumer indirect	2,148	466	250	2,864	356,541	359,405	250
Total	$19,656	$15,450	$50,072	$85,178	$2,500,870	$2,586,048	$18,387

	December 31, 2010
(in thousands)	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Current	Total Loans	90+ and Accruing*
Commercial:
Commercial construction	$1,800	$545	$14,290	$16,635	$118,456	$135,091	$1,178
Commercial secured by real estate	6,382	8,618	22,195	37,195	769,854	807,049	9,641
Equipment lease financing	0	0	0	0	14,151	14,151	0
Commercial other	6,737	539	5,039	12,315	376,431	388,746	1,692
Residential:
Real estate construction	109	767	1,009	1,885	55,025	56,910	372
Real estate mortgage	1,478	3,764	8,844	14,086	609,765	623,851	3,337
Home equity	885	276	295	1,456	83,647	85,103	226
Consumer:
Consumer direct	1,569	242	70	1,881	124,165	126,046	70
Consumer indirect	2,851	684	498	4,033	364,200	368,233	498
Total	$21,811	$15,435	$52,240	$89,486	$2,515,694	$2,605,180	$17,014

*90+ and Accruing are also included in 90+ Days Past Due column.

The Bank utilizes an internal risk grading system on all commercial credits.  A description of the general characteristics of the risk grades is as follows:

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

➢
Other assets especially mentioned (OAEM) reflects loans that are currently protected but are potentially weak.  These loans constitute an undue and unwarranted credit risk but not to the point of justifying a classification of substandard.  The credit risk may be relatively minor yet constitute an unwarranted risk in light of circumstances surrounding a specific asset. Loans in this grade display potential weaknesses which may, if unchecked or uncorrected, inadequately protect the Bank’s credit position at some future date.  The loans may be adversely affected by economic or market conditions.

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

The following tables present the credit risk profile of the Bank’s commercial loan portfolio based on rating category and payment activity, segregated by class of loans, as of March 31, 2011 and December 31, 2010:

(in thousands)	Real Estate Commercial Construction	Commercial Secured by Real Estate	Commercial Other	Equipment Leases
March 31, 2011
Pass	$78,933	$644,301	$314,966	$12,359
Watch	22,031	75,389	61,947	0
OAEM	8,648	8,313	1,478	0
Substandard	12,942	49,637	7,612	0
Doubtful	10,372	11,978	7,499	0
Loss	854	2,215	1,832	0
Total	$133,780	$791,833	$395,334	$12,359

December 31, 2010
Pass	$80,064	$651,281	$313,444	$14,151
Watch	27,510	80,128	57,716	0
OAEM	853	8,163	731	0
Substandard	13,987	53,141	7,348	0
Doubtful	12,506	13,813	7,456	0
Loss	171	523	2,051	0
Total	$135,091	$807,049	$388,746	$14,151

The following tables present the credit risk profile of the Bank’s residential real estate and consumer loan portfolios based on performing or nonperforming status, segregated by class, as of March 31, 2011 and December 31, 2010:

(in thousands)	Real Estate Consumer Construction	Real Estate Mortgage	Home Equity	Consumer Direct	Consumer Indirect
March 31, 2011
Performing	$48,981	$629,229	$83,406	$121,638	$359,155
Nonperforming	1,065	8,610	361	47	250
Total	$50,046	$637,839	$83,767	$121,685	$359,405

December 31, 2010
Performing	$55,902	$614,377	$84,713	$125,976	$367,735
Nonperforming	1,008	9,474	390	70	498
Total	$56,910	$623,851	$85,103	$126,046	$368,233

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

The following tables present impaired loans for the years ended March 31, 2011 and December 31, 2010:

	March 31, 2011
(in thousands)	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized
Loans without a specific valuation allowance:
Commercial construction	$7,537	$8,394	$0	$7,540	$71
Commercial secured by real estate	30,903	33,279	0	32,777	257
Commercial other	3,870	4,970	0	3,886	56
Real estate construction	0	0	0	0	0
Real estate mortgage	85	85	0	85	2
Consumer direct	43	43	0	43	1
Consumer indirect	89	89	0	89	2

Loans with a specific valuation allowance:
Commercial construction	9,356	9,788	2,805	9,356	0
Commercial secured by real estate	5,189	5,379	1,622	5,219	23
Commercial other	7,247	8,645	2,913	7,963	0

Commercial	64,102	70,455	7,340	66,741	407
Residential	85	85	0	85	2
Consumer	132	132	0	132	3
Total	$64,319	$70,672	$7,340	$66,958	$412

	December 31, 2010
(in thousands)	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized
Loans without a specific valuation allowance:
Commercial construction	$6,313	$6,313	$0	$6,262	$43
Commercial secured by real estate	23,503	24,034	0	23,629	330
Commercial other	4,357	4,616	0	4,407	71
Real estate construction	790	790	0	790	0
Real estate mortgage	950	950	0	950	0

Loans with a specific valuation allowance:
Commercial construction	9,528	10,813	2,554	9,686	0
Commercial secured by real estate	9,188	9,358	2,575	9,191	2
Commercial other	8,680	10,338	3,093	8,090	85

Commercial	61,569	65,472	8,222	61,265	531
Residential	1,740	1,740	0	1,740	0
Total	$63,309	$67,212	$8,222	$63,005	$531

The recorded investments in impaired loans at March 31, 2010 are summarized below:

(in thousands)	March 31 2010
Impaired loans without specific reserves	$25,203
Impaired loans with specific reserves	24,407
Restructured loans	952
Total	$50,562

Included in certain loan categories of impaired loans are troubled debt restructurings that were classified as impaired.  Restructured loans segregated by class of loans were as follows:

(in thousands)	March 31 2011	December 31 2010
Commercial:
Commercial construction	$6,320	$2,973
Commercial secured by real estate	5,742	2,511
Commercial other	4,594	1,156

Residential:
Real estate mortgage	85	0

Consumer:
Consumer direct	43	0
Consumer indirect	89	0
Total restructured loans	$16,873	$6,640

Presented below, segregated by class of loans, are troubled debt restructurings, which are included in the above table, that were performing in accordance with their modified terms:

(in thousands)	March 31 2011	December 31 2010
Commercial:
Commercial construction	$4,974	$1,633
Commercial secured by real estate	4,328	2,427
Commercial other	4,080	771

Residential:
Real estate mortgage	85	0

Consumer:
Consumer direct	43	0
Consumer indirect	89	0
Total restructured loans	$13,599	$4,831

Activity in the allowance for loan and lease losses was as follows:

	Three Months Ended
	March 31
(in thousands)	2011	2010
Allowance balance at January 1	$34,805	$32,643
Additions to allowance charged against operations	4,387	5,722
Recoveries credited to allowance	622	825
Losses charged against allowance	(4,662)	(4,316)
Allowance balance at March 31	$35,152	$34,874

The following tables present the activity in the allowance for loan losses for the quarter ended March 31, 2011 and the year ended December 31, 2010 and the balance in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method as of March 31, 2011 and December 31, 2010:

	March 31, 2011
(in thousands)	Commercial Construction	Commercial Secured by Real Estate	Commercial Other	Equipment Lease Financing	Real Estate Construction	Real Estate Mortgage	Home Equity	Consumer Direct	Consumer Indirect	Total
Allowance for loan losses
Beginning balance	$4,332	$12,327	$7,392	$148	$271	$2,982	$407	$1,169	$5,777	$34,805
Provision charged to expense	433	1,613	906	(10)	(17)	683	78	43	658	4,387
Losses charged off	98	2,015	875	0	0	342	46	291	995	4,662
Recoveries	1	27	81	0	8	22	0	140	343	622
Ending balance	$4,668	$11,952	$7,504	$138	$262	$3,345	$439	$1,061	$5,783	$35,152

Ending balance:
Individually evaluated for impairment	$2,805	$1,622	$2,913	$0	$0	$0	$0	$0	$0	$7,340
Collectively evaluated for impairment	$1,863	$10,330	$4,591	$138	$262	$3,345	$439	$1,061	$5,783	$27,812

Loans
Ending balance:
Individually evaluated for impairment	$16,893	$36,092	$11,117	$0	$0	$85	$0	$43	$89	$64,319
Collectively evaluated for impairment	$116,887	$755,741	$384,217	$12,359	$50,046	$637,754	$83,767	$121,642	$359,316	$2,521,729

	December 31, 2010
(in thousands)	Commercial Construction	Commercial Secured by Real Estate	Commercial Other	Equipment Lease Financing	Real Estate Construction	Real Estate Mortgage	Home Equity	Consumer Direct	Consumer Indirect	Total
Allowance for loan losses
Beginning balance	$3,381	$10,961	$7,472	$221	$291	$3,041	$455	$1,258	$5,563	$32,643
Provision charged to expense	2,640	5,029	4,416	(73)	(17)	526	287	532	3,144	16,484
Losses charged off	1,695	3,826	5,184	0	22	684	358	1,256	4,611	17,636
Recoveries	6	163	688	0	19	99	23	635	1,681	3,314
Ending balance	$4,332	$12,327	$7,392	$148	$271	$2,982	$407	$1,169	$5,777	$34,805

Ending balance:
Individually evaluated for impairment	$2,554	$2,575	$3,093	$0	$0	$0	$0	$0	$0	$8,222
Collectively evaluated for impairment	$1,778	$9,752	$4,299	$148	$271	$2,982	$407	$1,169	$5,777	$26,583

Loans
Ending balance:
Individually evaluated for impairment	$15,841	$32,691	$13,037	$0	$790	$950	$0	$0	$0	$63,309
Collectively evaluated for impairment	$119,250	$774,358	$375,709	$14,151	$56,120	$622,901	$85,103	$126,046	$368,233	$2,541,871

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

The following table presents the components of mortgage banking income:

	Three Months Ended
	March 31
(in thousands)	2011	2010
Net gain on sale of loans held for sale	$381	$442
Net loan servicing income:
Servicing fees	268	272
Late fees	22	17
Ancillary fees	66	66
Fair value adjustments	(46)	(127)
Net loan servicing income	310	228
Mortgage banking income	$691	$670

Mortgage loans serviced for others are not included in the accompanying balance sheets.  Mortgage loans serviced for the benefit of others (primarily FHLMC) at March 31, 2011, December 31, 2010, and March 31, 2010, were $422 million, $425 million, and $437 million, respectively.  Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors, and processing foreclosures.  Custodial escrow balances maintained in connection with the foregoing loan servicing, and included in demand deposits, were approximately $0.8 million at March 31, 2011, $0.5 million at December 31, 2010, and $0.8 million at March 31, 2010.

Activity for capitalized mortgage servicing rights using the fair value method was as follows:

	Three Months Ended
	March 31
(in thousands)	2011	2010
Fair value, beginning of period	$3,161	$3,406
New servicing assets created	136	163
Change in fair value during the period due to:
Time decay (1)	(59)	(50)
Payoffs (2)	(131)	(62)
Changes in valuation inputs or assumptions (3)	144	(15)
Fair value, end of period	$3,251	$3,442

(1)	Represents decrease in value due to regularly scheduled loan principal payments and partial loan paydowns.
(2)	Represents decrease in value due to loans that paid off during the period.
(3)	Represents change in value resulting from market-driven changes in interest rates and prepayment speeds.

The fair value of capitalized mortgage servicing rights was $3.3 million at March 31, 2011 compared to $3.2 million at December 31, 2010 and $3.4 million at March 31, 2010.  Fair values were determined by third-party valuations using a discount rate of 10.0% for the quarters ended March 31, 2011, December 31, 2010 and March 31, 2010, and weighted average default rates of 2.3%, 2.0% and 2.0% respectively.  Prepayment speeds generated using the Andrew Davidson Prepayment Model averaged 13.1%, 13.3%, and 13.0% at March 31, 2011, December 31, 2010, and March 31, 2010, respectively.  MSR values are very sensitive to movement in interest rates as expected future net servicing income depends on the projected balance of the underlying loans, which can be greatly impacted by the level of prepayments.  CTBI does not currently hedge against changes in the fair value of its MSR portfolio.

Note 6 – Other Real Estate Owned

Activity for foreclosed properties during the three months ended March 31, 2011 and 2010 was as follows:

(in thousands)	2011	2010
Beginning balance	$42,935	$37,333
New assets acquired	6,321	2,955
Capitalized costs	13	52
Fair value adjustments	(418)	(329)
Sale of assets	(1,184)	(1,399)
Ending balance	$47,667	$38,612

Carrying costs and fair value adjustments associated with foreclosed properties were $0.9 million for both the three months ended March 31, 2011 and the three months ended March 31, 2010.

Note 7 – Borrowings

Short-term debt consists of the following:

(in thousands)	March 31 2011	December 31 2010
Subsidiaries:
Repurchase agreements	$194,472	$188,275
Federal funds purchased	14,585	9,680
Total short-term debt	$209,057	$197,955

All federal funds purchased and the majority of repurchase agreements mature and reprice daily.  The average rates paid for federal funds purchased and repurchase agreements on March 31, 2011 were 0.15% and 0.85%, respectively.

The maximum balance for repurchase agreements at any month-end during the first quarter 2011 occurred at March 31, 2011, with a month-end balance of $194.5 million.  The average balance of repurchase agreements for the quarter was $188.6 million.

Federal Home Loan Bank advances consisted of the following monthly amortizing and term borrowings:

(in thousands)	March 31 2011	December 31 2010
Monthly amortizing	$1,759	$1,238
Term	20,000	20,000
Total advances	$21,759	$21,238

The advances from the Federal Home Loan Bank that require monthly principal payments were due for repayment as follows:

	Principal Payments Due by Period at March 31, 2011
(in thousands)	Total	Within 1 Year	2 Years	3 Years	4 Years	5 Years	After 5 Years
Outstanding advances, weighted average interest rate – 2.35%	$1,759	$212	$173	$126	$116	$113	$1,019

The term advances that require the total payment to be made at maturity follow:

(in thousands)	March 31 2011	December 31 2010
Advance #158, 0.37%, due 1/24/11	$0	$20,000
Advance #160, 0.33%, due 7/22/11	20,000	0
Total term advances	$20,000	$20,000

Advances totaling $21.8 million at March 31, 2011 were collateralized by FHLB stock of $25.7 million and a blanket lien on qualifying first mortgage loans.  As of March 31, 2011, CTBI had a $382.8 million FHLB borrowing capacity with $21.8 million in advances and $94.4 million in letters of credit leaving $266.6 million available for additional advances.  The advances had fixed interest rates ranging from 0.00% to 7.75% with a weighted average rate of 0.49%.  The advances are subject to restriction or penalties in the event of prepayment.

Long-term debt consists of the following:

(in thousands)	March 31 2011	December 31 2010
Junior subordinated debentures, 6.52%, due 6/1/37	$61,341	$61,341

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

Note 8 – Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended
	March 31
(in thousands except per share data)	2011	2010
Numerator:
Net income	$9,304	$6,791

Denominator:
Basic earnings per share:
Weighted average shares	15,294	15,202
Diluted earnings per share:
Effect of dilutive stock options	30	33
Adjusted weighted average shares	15,324	15,235

Earnings per share
Basic earnings per share	$0.61	$0.45
Diluted earnings per share	$0.61	$0.45

Options to purchase 293,322 common shares were excluded from the diluted calculations above for the three months ended March 31, 2011 because the exercise prices on the options were greater than the average market price for the period.  Options to purchase 425,974 common shares were excluded from the diluted calculations above for the three months ended March 31, 2010.

Note 9 – Fair Value of Financial Assets and Liabilities

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

Assets Measured on a Recurring Basis

The following tables present information about CTBI’s assets measured at fair value on a recurring basis as of March 31, 2011 and December 31, 2010, and indicates the fair value hierarchy of the valuation techniques and inputs utilized by CTBI to determine such fair value.

(in thousands)		Fair Value Measurements at March 31, 2011 Using
	Fair Value March 31 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities:
U.S. Treasury and government agencies	$29,224	$0	$29,224	$0
State and political subdivisions	53,292	0	53,292	0
U.S. government sponsored agency mortgage-backed securities	307,088	0	307,088	0
Marketable equity securities	20,726	0	20,515	211
Mortgage servicing rights	3,251	0	0	3,251
Total recurring assets measured at fair value	$413,581	$0	$410,119	$3,462

(in thousands)		Fair Value Measurements at December 31, 2010 Using
	Fair Value December 31 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities:
U.S. Treasury and government agencies	$29,254	$0	$29,254	$0
State and political subdivisions	51,865	0	51,865	0
U.S. government sponsored agency mortgage-backed securities	237,243	0	237,243	0
Marketable equity securities	20,313	0	20,102	211
Mortgage servicing rights	3,161	0	0	3,161
Total recurring assets measured at fair value	$341,836	$0	$338,464	$3,372

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

Following is a reconciliation of the beginning and ending balances of recurring fair value measurements using significant unobservable (Level 3) inputs:

	Three Months Ended
	March 31
Marketable Equity Securities (in thousands)	2011	2010
Beginning balance	$211	$211
Total realized and unrealized gains and losses
Included in net income	0	0
Transfers from Level 3 to Level 2	0	0
Purchases	0	0
Issuances	0	0
Settlements	0	0
Ending balance	$211	$211

	Three Months Ended
	March 31
Mortgage Servicing Rights (in thousands)	2011	2010
Beginning balance	$3,161	$3,406
Total realized and unrealized gains and losses
Included in net income	144	(15)
Transfers from Level 3 to Level 2	0	0
Purchases	0	0
Issuances	136	163
Settlements	(190)	(112)
Ending balance	$3,251	$3,442

Assets Measured on a Non-Recurring Basis

Assets measured at fair value on a non-recurring basis as of March 31, 2011 and December 31, 2010 are summarized below:

(in thousands)		Fair Value Measurements at March 31, 2011 Using
	Fair Value March 31 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$9,418	$0	$0	$9,418
Other real estate/assets owned	1,404	0	0	1,404

(in thousands)		Fair Value Measurements at December 31, 2010 Using
	Fair Value December 31 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$16,589	$0	$0	$16,589
Other real estate/assets owned	4,579	0	0	4,579

Impaired Loans – Level 3 Inputs.  Loans considered impaired under ASC 310-35, Impairment of a Loan, are loans for which, based on current information and events, it is probable that the creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement.  Impaired loans are subject to nonrecurring fair value adjustments to reflect subsequent (1) partial write-downs that are based on the observable market price or current appraised value of the collateral or (2) the full charge-off of the loan carrying value. Quarter-to-date fair value adjustments on impaired loans were $1.3 million for March 31, 2011 compared to $3.0 million for December 31, 2010, and $3.4 million for March 31, 2010.

Other real estate/assets owned – Level 3 Inputs.  In accordance with the provisions of ASC 360, Property, Plant, and Equipment, long-lived assets held for sale with a carrying amount of $1.4 million were written down to their fair value during the year.  Long-lived assets are subject to nonrecurring fair value adjustments to reflect subsequent partial write-downs that are based on the observable market price or current appraised value of the collateral less costs to sell.  Quarter-to-date fair value adjustments on other real estate/assets owned were $0.4 million as of March 31, 2011 compared to $0.2 million as of December 31, 2010 and $0.3 million as of March 31, 2010.

The following table presents the carrying amounts and estimated fair values of financial instruments at March 31, 2011 and December 31, 2010:

(in thousands)	March 31, 2011		December 31, 2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$204,947	$204,947	$158,983	$158,983
Certificates of deposits in other banks	10,789	10,803	14,762	14,775
Securities available-for-sale	410,330	410,330	338,675	338,675
Securities held-to-maturity	1,662	1,664	1,662	1,662
Loans, net (including impaired loans)	2,550,896	2,553,651	2,570,375	2,582,596
Loans held for sale	952	972	455	462
Federal Home Loan Bank stock	25,673	25,673	25,673	25,673
Federal Reserve Bank stock	4,468	4,468	4,434	4,434
Accrued interest receivable	12,627	12,627	12,574	12,574
Capitalized mortgage servicing rights	3,251	3,251	3,161	3,161

Financial liabilities:
Deposits	$2,792,235	$2,792,477	$2,706,117	$2,690,960
Repurchase agreements	194,472	193,499	188,275	186,989
Federal funds purchased	14,585	14,585	9,680	9,680
Advances from Federal Home Loan Bank	21,759	21,765	21,238	21,213
Long-term debt	61,341	30,926	61,341	30,894
Accrued interest payable	3,326	3,326	2,848	2,848

Unrecognized financial instruments:
Letters of credit	$0	$0	$0	$0
Commitments to extend credit	0	0	0	0

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

Other financial instruments – The estimated fair value for other financial instruments and off-balance sheet loan commitments approximates cost at March 31, 2011 and December 31, 2010.  Off-balance sheet loan commitments at March 31, 2011 and December 31, 2010 were $454.6 million and $431.5 million, respectively.

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

Overview

Community Trust Bancorp, Inc. (“CTBI”) is a bank holding company headquartered in Pikeville, Kentucky.  At March 31, 2011, CTBI owned one commercial bank and one trust company.  Through its subsidiaries, CTBI has eighty banking locations in eastern, northeastern, central, and south central Kentucky, southern West Virginia, and northeastern Tennessee, and five trust offices across Kentucky.  At March 31, 2011, CTBI had total consolidated assets of $3.5 billion and total consolidated deposits, including repurchase agreements, of $3.0 billion, making it the largest bank holding company headquartered in the Commonwealth of Kentucky.  Total shareholders’ equity at March 31, 2011 was $344.5 million.

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

The activity to goodwill and core deposit intangible for the first quarter 2011 is shown below.

(in thousands)	Goodwill	Core Deposit Intangible
Beginning balance, January 1	$65,499	$1,342
Amortization	0	(66)
Acquisition adjustments	(9)	0
Ending balance, March 31	$65,490	$1,276

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

Share-Based Compensation – At March 31, 2011 and December 31, 2010, CTBI had a share-based employee compensation plan, which is described more fully in note 15 to the consolidated financial statements for the year ended December 31, 2010 included in CTBI’s Annual Report on Form 10-K.  CTBI accounts for this plan under the recognition and measurement principles of ASC 718, Share-Based Payment.

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

Dividends

The following schedule shows the quarterly cash dividends paid for the past six quarters:

Pay Date	Record Date	Amount Per Share
April 1, 2011	March 15, 2011	$0.305
January 1, 2011	December 15, 2010	$0.305
October 1, 2010	September 15, 2010	$0.305
July 1, 2010	June 15, 2010	$0.30
April 1, 2010	March 15, 2010	$0.30
January 1, 2010	December 15, 2009	$0.30

Statement of Income Review

CTBI reported a 37.0% increase in earnings to $9.3 million, or $0.61 per basic share, compared to $6.8 million, or $0.45 per basic share, earned during the first quarter of 2010.  Earnings increased 0.7% from the $9.2 million, or $0.61 per basic share, earned during the quarter ended December 31, 2010.

Earnings Summary
(in thousands except per share data)	1Q 2011	4Q 2010	1Q 2010
Net income	$9,304	$9,240	$6,791
Earnings per share	$0.61	$0.61	$0.45
Earnings per share—diluted	$0.61	$0.60	$0.45

Return on average assets	1.11%	1.11%	0.88%
Return on average equity	10.96%	10.71%	8.47%
Efficiency ratio	60.78%	58.50%	59.45%
Tangible common equity	8.19%	8.26%	8.36%

Dividends declared per share	$0.305	$0.305	$0.30
Book value per share	$22.38	$22.08	$21.26

Weighted average shares	15,294	15,265	15,202
Weighted average shares—diluted	15,324	15,294	15,235

First Quarter 2011 Highlights

❖
CTBI's basic earnings per share increased $0.16 per share from first quarter 2010 and remained flat to fourth quarter 2010.  Earnings for the first quarter 2011 were positively impacted by increased net interest income compared to both prior year first quarter and prior quarter.  Provision for loan loss increased from prior quarter but decreased from prior year first quarter, partially offset by increased noninterest expense.

❖
CTBI’s net interest margin increased from 4.20% for the quarter ended March 31, 2010 and 4.15% for the quarter ended December 31, 2010, to 4.27% for the quarter ended March 31, 2011 as deposit expense decreased.

❖
Nonperforming loans at $57.4 million increased from the $54.9 million at March 31, 2010 but decreased from the $62.0 million at December 31, 2010.  The decrease from prior quarter was in the nonaccrual classification.  Nonperforming assets at $105.2 million increased $11.2 million from prior year first quarter and $0.1 million from prior quarter.

❖	The loan loss provision for the quarter increased $0.4 million from prior quarter but decreased $1.3 million from prior year same quarter.

❖
Net loan charge-offs for the quarter ended March 31, 2011 of $4.0 million, or 0.63% of average loans annualized, was an increase from the $3.5 million, or 0.58%, experienced for the first quarter 2010 and from prior quarter’s $3.4 million, or 0.54%.

❖
Our loan loss reserve as a percentage of total loans outstanding at March 31, 2011 was 1.36% compared to 1.34% at December 31, 2010 and 1.44% at March 31, 2010.  The allowance-to-legacy loan ratio, which excludes loans acquired from First National Bank of LaFollette (“LaFollette”), was 1.42%, 1.40%, and 1.44%, respectively, at March 31, 2011, December 31, 2010, and March 31, 2010.

❖
Noninterest income increased for the quarter ended March 31, 2011 compared to same period 2010 but decreased from prior quarter.  The increase from prior year was primarily attributable to increased deposit service charges and trust revenue, while the decrease from prior quarter was primarily impacted by the variance in the fair value adjustments of our mortgage servicing rights as well as a decrease in deposit service charges offset by increased trust revenue and gains on sales of loans.

❖	Our loan portfolio increased $157.1 million from prior year, including $118.6 million from the LaFollette acquisition, but decreased $19.1 million from prior quarter.

❖	Our investment portfolio increased $90.7 million from prior year, including the $29.8 million increase from the LaFollette acquisition, and $71.7 million during the quarter.

❖	Deposits, including repurchase agreements, increased $269.6 million from prior year, including $164.5 million from LaFollette, and $92.3 million from prior quarter.

❖	Our tangible common equity/tangible assets ratio remains strong at 8.19%.

CTBI had basic weighted average shares outstanding of 15.3 million for the three months ended March 31, 2011 compared to 15.2 million for the three months ended March 31, 2010.  The following table sets forth on an annualized basis the return on average assets and return on average shareholders’ equity for the three months ended March 31, 2011 and 2010:

	Three Months Ended
	March 31
	2011	2010
Return on average shareholders' equity	10.96%	8.47%
Return on average assets	1.11%	0.88%

Net Interest Income

CTBI saw improvement in its net interest margin of 7 basis points from prior year first quarter and 12 basis points from fourth quarter 2010.  Net interest income for the quarter increased 11.0% from prior year first quarter and 4.2% from prior quarter with average earning assets increasing 9.1% and 3.5%, respectively, for the same periods.  The yield on average earning assets decreased 28 basis points from prior year first quarter but improved 2 basis points from prior quarter.  The cost of interest bearing funds decreased 44 basis points and 14 basis points, respectively, for the same periods.  The quarterly decrease was primarily the result of the repricing of our CD products.

The following table summarizes the annualized net interest spread and net interest margin for the three months ended March 31, 2011 and 2010.

	Three Months Ended
	March 31
	2011	2010
Yield on interest earning assets	5.21%	5.49%
Cost of interest bearing funds	1.19%	1.63%
Net interest spread	4.02%	3.86%

Net interest margin	4.27%	4.20%

Provision for Loan Losses

The analysis of the changes in the allowance for loan losses and selected ratios is set forth below:

	Three Months Ended
	March 31
(in thousands)	2011	2010
Allowance balance at January 1	$34,805	$32,643
Additions to allowance charged against operations	4,387	5,722
Recoveries credited to allowance	622	825
Losses charged against allowance	(4,662)	(4,316)
Allowance balance at March 31	$35,152	$34,874

Allowance for loan losses to period-end loans	1.36%	1.44%
Average loans, net of unearned income	$2,594,746	$2,437,105
Provision for loan losses to average loans, annualized	0.69%	0.95%
Loan charge-offs net of recoveries, to average loans, annualized	0.63%	0.58%

           Net loan charge-offs for the quarter were $4.0 million, or 0.63% of average loans annualized, an increase from prior year first quarter's $3.5 million or 0.58% and prior quarter’s $3.4 million or 0.54%.  Of the total net charge-offs for the quarter, $2.8 million was in commercial loans, $0.7 million was in indirect auto loans, and $0.4 million was in residential real estate mortgage loans.  Allocations to loan loss reserves were $4.4 million for the quarter ended March 31, 2011 compared to $5.7 million for the quarter ended March 31, 2010 and $4.0 million for the quarter ended December 31, 2010.  Our loan loss reserve as a percentage of total loans outstanding at March 31, 2011 was 1.36% compared to 1.44% at March 31, 2010 and 1.34% at December 31, 2010.  Generally accepted accounting principles require that expected credit losses associated with loans obtained in an acquisition be reflected in the estimation of loan fair value as of the acquisition date and prohibits any carryover of an allowance for credit losses.  Excluding amounts related to loans obtained in the fourth quarter 2010 acquisition of LaFollette, the allowance-to-legacy loan ratio was 1.42%, 1.44%, and 1.40%, respectively, at March 31, 2011, March 31, 2010, and December 31, 2010.

Noninterest Income

Noninterest income for the quarter ended March 31, 2011 increased 10.2% from prior year first quarter but decreased 2.8% from prior quarter.  The increase from prior year was primarily attributable to increased deposit service charges and trust revenue, while the decrease from prior quarter was primarily impacted by the variance in the fair value adjustments of our mortgage servicing rights as well as a decrease in deposit service charges offset by increased trust revenue and gains on sales of loans.  Deposit service charges annualized as a percent of average deposits remained relatively flat at 0.9% for all three periods.

Noninterest Expense

Noninterest expense for the quarter increased 13.3% from prior year first quarter and 6.4% from prior quarter.  Noninterest expense was impacted by $0.5 million as a result of expected losses in investments in limited partnerships that were offset by tax credits during the quarter, as well as increases in legal and professional fees and repossession expense.

 Balance Sheet Review

CTBI’s total assets at $3.5 billion increased $290.2 million, or 9.2%, from the first quarter 2010 and $103.4 million, or an annualized 12.5%, during the quarter.  The increase from prior year includes $183.6 million from the acquisition of LaFollette.  Loans outstanding at March 31, 2011 were $2.6 billion, increasing $157.1 million, or 6.5%, year over year, including a $118.6 million increase resulting from the acquisition of LaFollette, but decreasing $19.1 million, or an annualized 3.0%, during the quarter.  CTBI's investment portfolio increased $90.7 million, or 28.2%, from prior year first quarter, including the $29.8 million increase from LaFollette, and $71.7 million, or an annualized 85.4%, during the quarter.  Deposits, including repurchase agreements, at $3.0 billion increased $269.6 million, or 9.9%, from March 31, 2010, including $164.5 million from the acquisition of LaFollette, and $92.3 million, or an annualized 12.9%, from prior quarter.

Shareholders’ equity at March 31, 2011 was $344.5 million compared to $324.9 million at March 31, 2010 and $338.6 million at December 31, 2010.  CTBI's annualized dividend yield to shareholders as of March 31, 2011 was 4.41%.

Loans

Loan growth during the quarter of $5.8 million in the residential loan portfolio was offset by declines in the commercial and consumer loan portfolios of $11.7 million and $13.2 million, respectively.

The following tables summarize CTBI’s nonperforming loans as of March 31, 2011 and December 31, 2010.

(in thousands)	Nonaccrual Loans	As a % of Loan Balances by Category	Accruing Loans Past Due 90 Days or More	As a % of Loan Balances by Category	Total Loan Balances
March 31, 2011
Commercial construction	$10,372	7.75%	$2,022	1.51%	$133,780
Commercial secured by real estate	13,878	1.75%	12,374	1.56%	791,833
Equipment lease financing	0	0.00%	0	0.00%	12,359
Commercial other	7,641	1.93%	769	0.19%	395,334
Real estate construction	949	1.90%	116	0.23%	50,046
Real estate mortgage	6,015	0.94%	2,595	0.41%	637,839
Home equity	147	0.18%	214	0.26%	83,767
Consumer direct	0	0.00%	47	0.04%	121,685
Consumer indirect	0	0.00%	250	0.07%	359,405
Total	$39,002	1.51%	$18,387	0.71%	$2,586,048

(in thousands)	Nonaccrual Loans	As a % of Loan Balances by Category	Accruing Loans Past Due 90 Days or More	As a % of Loan Balances by Category	Total Loan Balances
December 31, 2010
Commercial construction	$13,138	9.73%	$1,178	0.87%	$135,091
Commercial secured by real estate	15,608	1.93%	9,641	1.19%	807,049
Equipment lease financing	0	0.00%	0	0.00%	14,151
Commercial other	9,338	2.40%	1,692	0.44%	388,746
Real estate construction	636	1.12%	372	0.65%	56,910
Real estate mortgage	6,137	0.98%	3,337	0.53%	623,851
Home equity	164	0.19%	226	0.27%	85,103
Consumer direct	0	0.00%	70	0.06%	126,046
Consumer indirect	0	0.00%	498	0.14%	368,233
Total	$45,021	1.73%	$17,014	0.65%	$2,605,180

CTBI's total nonperforming loans were $57.4 million at March 31, 2011, an increase from the $54.9 million at March 31, 2010 but a decrease from the $62.0 million at December 31, 2010.  The decrease for the quarter in nonperforming loans included a $6.0 million decline in nonaccrual loans as certain problem credits moved into other real estate owned.  The decrease in nonaccrual loans was partially offset by an increase in 90 days or more past due of $1.4 million which primarily consists of commercial credits which are well collateralized and in process of collection.  Loans 30-89 days past due at $30.6 million is a decline of $5.6 million from prior year first quarter but an increase of $2.2 million from prior quarter.  Our loan portfolio management processes focus on the immediate identification, management, and resolution of problem loans to maximize recovery and minimize loss.

Impaired loans, loans not expected to meet contractual principal and interest payments, at March 31, 2011 totaled $64.3 million, a slight increase from the $63.3 million at December 31, 2010.  Included in certain loan categories of impaired loans are troubled debt restructurings that were classified as impaired.  At March 31, 2011, CTBI had $5.7 million in commercial loans secured by real estate, $6.3 million in commercial real estate construction loans, $4.6 million in commercial other loans, and $0.2 million in residential real estate and consumer loans that were modified in troubled debt restructurings and impaired.  Included in these amounts are troubled debt restructurings that were performing in accordance with their modified terms of $4.3 million in commercial loans secured by real estate, $5.0 million in commercial real estate construction loans, $4.1 million in commercial other loans, and $0.2 million in residential real estate and consumer loans.  Management evaluates all impaired loans for impairment and provides specific reserves when necessary.

Our level of foreclosed properties increased to $47.7 million for the first quarter 2011 compared to $38.6 million at March 31, 2010 and $42.9 million at December 31, 2010 as loans continue to migrate through the legal process.  Sales of foreclosed properties for the quarter ended March 31, 2011 totaled $1.2 million while new foreclosed properties totaled $6.3 million.  Appraisals are obtained and foreclosed properties are booked at the current market value less expected sales expense.  Our nonperforming loans and foreclosed properties remain primarily concentrated in our Central Kentucky Region.  Management anticipates that our foreclosed properties will remain elevated as we work through current market conditions.

(in thousands)	March 31 2011	December 31 2010
1-4 family	$20,455	$18,792
Agricultural/farmland	0	58
Construction/land development/other	12,663	10,207
Multifamily	4,594	4,594
Non-farm/non-residential	9,955	9,284
Total other real estate owned	$47,667	$42,935

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

Securities

CTBI uses its securities held-to-maturity for production of income and to manage cash flow needs through expected maturities.  CTBI uses its securities available-for-sale for income and balance sheet liquidity management.  Securities available-for-sale reported at fair value increased from $338.7 million as of December 31, 2010 to $410.3 million at March 31, 2011.  The excess of market over cost increased from $6.0 million at December 31, 2010 to $7.0 million at March 31, 2011.  Securities held-to-maturity remained at $1.7 million from December 31, 2010 to March 31, 2011.  Total securities as a percentage of total assets were 10.1% as of December 31, 2010 and 11.9% as of March 31, 2011.

Liquidity and Capital Resources

CTBI’s liquidity objectives are to ensure that funds are available for the subsidiary bank to meet deposit withdrawals and credit demands without unduly penalizing profitability.  Additionally, CTBI’s objectives ensure that funding is available for CTBI to meet ongoing cash needs while maximizing profitability.  CTBI continues to identify ways to provide for liquidity on both a current and long-term basis.  The subsidiary bank relies mainly on core deposits, certificates of deposits of $100,000 or more, repayment of principal and interest on loans and securities to create long-term liquidity.  The subsidiary bank also has available the sale of securities under repurchase agreements, securities available-for-sale, and Federal Home Loan Bank (“FHLB”) borrowings as secondary sources of liquidity.

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

CTBI owns securities with an estimated fair value of $410.3 million that are designated as available-for-sale and available to meet liquidity needs on a continuing basis.  In addition, CTBI has $10.8 million in other investments consisting of certificates of deposits in other banks.  All investments in other banks are made at or below the FDIC insured maximum of $250 thousand.  CTBI also has available Federal Home Loan Bank advances for both liquidity and management of its asset/liability position.  FHLB advances increased slightly from $21.2 million at December 31, 2010 to $21.8 million at March 31, 2011.  FHLB additional borrowing capacity at March 31, 2011 was $266.6 million.  Long-term debt remained at $61.3 million from December 31, 2010 to March 31, 2011.  The parent company has a $12 million line of credit, all of which is currently available for general corporate purposes.  At March 31, 2011, federal funds sold were $99.4 million compared to $26.3 million at December 31, 2010.  Additionally, management projects cash flows from CTBI’s investment portfolio to generate additional liquidity over the next 90 days.

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

The investment portfolio consists of investment grade short-term issues suitable for bank investments.  The majority of the investment portfolio is in U.S. government and government sponsored agency issuances.  The average life of the portfolio is 3.79 years. At the end of the first quarter 2011, available-for-sale (“AFS”) securities comprised approximately 99.6% of the total investment portfolio, and the AFS portfolio was approximately 119.0% of equity capital. Eighty-three percent of the pledge eligible portfolio was pledged.

CTBI’s stock repurchase program began in December 1998 with the authorization to acquire up to 500,000 shares and was increased by an additional 1,000,000 shares in July 2000 and in May 2005.  CTBI did not repurchase any shares of its common stock during the first three months of 2011.  There are currently 288,519 shares remaining under CTBI’s current repurchase authorization.  As of March 31, 2011, a total of 2,211,481 shares have been repurchased through this program.

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

CTBI’s principal source of funds used to pay dividends to shareholders and service long-term debt is the dividends it receives from the subsidiary bank.  Various federal statutory provisions, in addition to regulatory policies and directives, limit the amount of dividends that subsidiary banks can pay without prior regulatory approval.  These restrictions have had no major impact on CTBI’s dividend policy or its ability to service long-term debt, nor is it anticipated that they would have any major impact in the foreseeable future.  During the remainder of 2011, approximately $11.7 million plus any remaining 2011 net profits can be paid by CTBI’s banking subsidiary without prior regulatory approval.

The primary source of capital for CTBI is the retention of earnings.  CTBI paid cash dividends of $0.305 per share during the first three months of 2011.  Basic earnings per share for the same period were $0.61.  CTBI retained 50% of earnings for the first three months of 2011.

Under guidelines issued by banking regulators, CTBI and its subsidiary bank are required to maintain a minimum Tier 1 risk-based capital ratio of 4% and a minimum total risk-based ratio of 8%.  In order to be considered “well-capitalized” CTBI must maintain ratios of 6% and 10%, respectively.  Risk-based capital ratios weight the relative risk factors of all assets and consider the risk associated with off-balance sheet items.  CTBI must also maintain a minimum Tier 1 leverage ratio of 4%.  The well-capitalized ratio for Tier 1 leverage is 5%.  CTBI’s Tier 1 leverage, Tier 1 risk-based, and total risk-based ratios were 9.97%, 13.10%, and 14.35%, respectively, as of March 31, 2011, all exceeding the threshold for meeting the definition of well-capitalized.

As of March 31, 2011, management is not aware of any conditions or current recommendations by banking regulatory authorities which, if they were to be implemented, would have, or would be reasonably likely to have, a material adverse impact on CTBI’s liquidity, capital resources, or operations, except as provided for in the Dodd-Frank Act which is discussed in the Supervision and Regulation section of Item 1. Business included in CTBI’s Annual Report on Form 10-K for the year ended December 31, 2010.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Interest rate risk management focuses on maintaining consistent growth in net interest income within Board-approved policy limits.  CTBI uses an earnings simulation model to analyze net interest income sensitivity to movements in interest rates.  Given a 200 basis point increase to the yield curve used in the simulation model, it is estimated net interest income for CTBI would increase by 0.34 percent over one year and would decrease by 0.41 percent over two years.  A 25 basis point decrease in the yield curve would decrease net interest income by an estimated 0.03 percent over one year and by 0.04 percent over two years.  For further discussion of CTBI’s market risk, see the Management’s Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Market Risk included in the Annual Report on Form 10-K for the year ended December 31, 2010.

Item  4.  Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

CTBI’s management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934.  As of the end of the period covered by this report, an evaluation was carried out by CTBI’s management, with the participation of our Chief Executive Officer and the Executive Vice President/Treasurer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, management concluded that disclosure controls and procedures as of March 31, 2011 were effective in ensuring material information required to be disclosed in this quarterly report on Form 10-Q was recorded, processed, summarized, and reported on a timely basis.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in CTBI’s internal control over financial reporting that occurred during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, CTBI’s internal control over financial reporting.

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

COMMUNITY TRUST BANCORP, INC.

Date: May 9, 2011	By:	/s/ Jean R. Hale
Jean R. Hale
Chairman, President and Chief Executive Officer

/s/ Kevin J. Stumbo
Kevin J. Stumbo
Executive Vice President and Treasurer
(Principal Financial Officer)