Form 10-Q
period 2011-06-30
COMMUNITY TRUST BANCORP INC /KY/
filed 2011-08-08
CIK 350852

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011

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

Common stock – 15,415,211 shares outstanding at July 31, 2011

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

Community Trust Bancorp, Inc.
Condensed Consolidated Balance Sheets

(dollars in thousands)	(unaudited) June 30 2011	December 31 2010
Assets:
Cash and due from banks	$76,815	$62,559
Interest bearing deposits	105,129	70,086
Federal funds sold	1,379	26,338
Cash and cash equivalents	183,323	158,983

Certificates of deposits in other banks	13,043	14,762
Securities available-for-sale at fair value (amortized cost of $445,164 and $332,658, respectively)	456,790	338,675
Securities held-to-maturity at amortized cost (fair value of $1,662 and $1,662, respectively)	1,662	1,662
Loans held for sale	621	455

Loans	2,580,487	2,605,180
Allowance for loan losses	(35,152)	(34,805)
Net loans	2,545,335	2,570,375

Premises and equipment, net	55,620	55,343
Federal Home Loan Bank stock	25,673	25,673
Federal Reserve Bank stock	4,882	4,434
Goodwill	65,490	65,499
Core deposit intangible (net of accumulated amortization of $7,392 and $7,260, respectively)	1,223	1,342
Bank owned life insurance	42,754	39,697
Mortgage servicing rights	3,029	3,161
Other real estate owned	46,791	42,935
Other assets	38,438	32,876
Total assets	$3,484,674	$3,355,872

Liabilities and shareholders’ equity:
Deposits:
Noninterest bearing	$567,638	$525,478
Interest bearing	2,213,483	2,180,639
Total deposits	2,781,121	2,706,117

Repurchase agreements	212,266	188,275
Federal funds purchased and other short-term borrowings	13,386	9,680
Advances from Federal Home Loan Bank	21,708	21,238
Long-term debt	61,341	61,341
Other liabilities	42,586	30,583
Total liabilities	3,132,408	3,017,234

Shareholders’ equity:
Preferred stock, 300,000 shares authorized and unissued	-	-
Common stock, $5 par value, shares authorized 25,000,000; shares outstanding 2011 – 15,405,348; 2010 – 15,334,410	76,542	76,408
Capital surplus	155,788	154,880
Retained earnings	112,379	103,439
Accumulated other comprehensive income, net of tax	7,557	3,911
Total shareholders’ equity	352,266	338,638

Total liabilities and shareholders’ equity	$3,484,674	$3,355,872

See notes to condensed consolidated financial statements.

Community Trust Bancorp, Inc.
Condensed Consolidated Statements of Income and Other Comprehensive Income
(unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30
(in thousands except per share data)	2011	2010	2011	2010

Interest income:
Interest and fees on loans, including loans held for sale	$36,182	$35,165	$72,868	$70,316
Interest and dividends on securities
Taxable	2,751	2,394	5,033	4,608
Tax exempt	412	394	808	818
Interest and dividends on Federal Reserve and Federal Home Loan Bank stock	357	343	713	962
Other, including interest on federal funds sold	139	148	279	237
Total interest income	39,841	38,444	79,701	76,941

Interest expense:
Interest on deposits	5,511	7,637	11,341	15,233
Interest on repurchase agreements and other short-term borrowings	426	512	854	1,047
Interest on advances from Federal Home Loan Bank	26	17	54	38
Interest on long-term debt	1,000	1,000	2,000	2,000
Total interest expense	6,963	9,166	14,249	18,318

Net interest income	32,878	29,278	65,452	58,623
Provision for loan losses	3,320	3,106	7,707	8,828
Net interest income after provision for loan losses	29,558	26,172	57,745	49,795

Noninterest income:
Service charges on deposit accounts	6,438	5,949	12,318	11,246
Gains on sales of loans, net	347	337	728	779
Trust income	1,577	1,458	3,193	2,882
Loan related fees	476	46	1,359	886
Bank owned life insurance	426	407	836	812
Other noninterest income	1,329	1,345	2,897	2,678
Total noninterest income	10,593	9,542	21,331	19,283

Noninterest expense:
Officer salaries and employee benefits	2,337	1,945	4,510	3,847
Other salaries and employee benefits	10,380	9,687	20,291	19,230
Occupancy, net	1,933	1,742	4,030	3,483
Equipment	905	959	1,773	1,942
Data processing	1,650	1,697	3,442	3,283
Bank franchise tax	1,119	977	2,283	1,955
Legal fees	570	688	1,500	1,281
Professional fees	279	326	685	557
FDIC insurance	839	1,140	1,963	2,139
Other real estate owned provision and expense	2,186	606	3,032	1,478
Other noninterest expense	4,948	3,888	10,184	7,901
Total noninterest expense	27,146	23,655	53,693	47,096

Income before income taxes	13,005	12,059	25,383	21,982
Income taxes	4,035	3,506	7,109	6,638
Net income	8,970	8,553	18,274	15,344
Other comprehensive income, net of tax:
Unrealized holding gains on securities available-for-sale	2,978	964	3,646	1,281
Comprehensive income	$11,948	$9,517	$21,920	$16,625

Basic earnings per share	$0.59	$0.56	$1.19	$1.01
Diluted earnings per share	$0.58	$0.56	$1.19	$1.01

Weighted average shares outstanding-basic	15,308	15,228	15,301	15,215
Weighted average shares outstanding-diluted	15,332	15,305	15,328	15,252

Dividends declared per share	$0.305	$0.30	$0.61	$0.60

See notes to condensed consolidated financial statements.

Community Trust Bancorp, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended
	June 30
(in thousands)	2011	2010

Cash flows from operating activities:
Net income	$18,274	$15,344
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,990	2,326
Deferred taxes	(1,941)	(690)
Stock-based compensation	402	380
Excess tax benefits of stock-based compensation	(86)	21
Dividends on restricted stock	60	37
Provision for loan losses	7,707	8,828
Fair value adjustments to other real estate owned	2,177	395
Gains on sale of mortgage loans held for sale	(728)	(779)
(Gains)/losses on sale of assets, net	105	16
Proceeds from sale of mortgage loans held for sale	33,863	36,794
Funding of mortgage loans held for sale	(33,301)	(35,663)
Amortization of securities premiums and discounts, net	1,434	954
Change in cash surrender value of bank owned life insurance	(679)	(695)
Death benefits received on bank owned life insurance	79	0
Mortgage servicing rights:
Fair value adjustments	383	981
New servicing assets created	(251)	(267)
Changes in:
Other assets	(5,548)	265
Other liabilities	11,827	6,348
Net cash provided by operating activities	35,767	34,595

Cash flows from investing activities:
Certificates of deposit in other banks:
Purchase of certificates of deposit	0	(16,363)
Maturity of certificates of deposit	1,719	955
Securities available-for-sale (AFS):
Purchase of AFS securities	(156,846)	(129,723)
Proceeds from prepayments and maturities of AFS securities	42,906	5,005
Proceeds from sales	0	43,358
Securities held-to-maturity (HTM):
Purchase of HTM securities	0	(480)
Proceeds from prepayments and maturities of HTM securities	0	13,153
Change in loans, net	7,077	(17,230)
Purchase of premises and equipment	(2,160)	(1,170)
Proceeds from sale of premises and equipment	13	2
Additional investment in Federal Reserve Bank stock	(448)	(6)
Proceeds from sale of other real estate and other repossessed assets	4,171	3,304
Additional investment in other real estate and other repossessed assets	(61)	(185)
Additional investment in bank owned life insurance	(2,458)	0
Net cash used in investing activities	(106,087)	(99,380)

Cash flows from financing activities:
Change in deposits, net	75,004	108,918
Change in repurchase agreements, federal funds purchased, and other short-term borrowings, net	27,697	(924)
Proceeds from Federal Home Loan Bank advances	571	0
Payments on advances from Federal Home Loan Bank	(101)	(612)
Issuance of common stock	728	975
Excess tax benefits of stock-based compensation	86	(21)
Dividends paid	(9,325)	(9,115)
Net cash provided by financing activities	94,660	99,221
Net increase in cash and cash equivalents	24,340	34,436
Cash and cash equivalents at beginning of period	158,983	142,129
Cash and cash equivalents at end of period	$183,323	$176,565

Supplemental disclosures:
Income taxes paid	$8,380	$4,200
Interest paid	12,925	15,288
Non-cash activities:
Loans to facilitate the sale of other real estate and other repossessed assets	739	146
Common stock dividends accrued, paid in subsequent quarter	4,665	4,568
Real estate acquired in settlement of loans	10,938	6,599

See notes to condensed consolidated financial statements.

Community Trust Bancorp, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1 - Summary of Significant Accounting Policies

In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments (which consist of normal recurring accruals) necessary, to present fairly the condensed consolidated financial position as of June 30, 2011, the results of operations for the three and six months ended June 30, 2011 and 2010, and the cash flows for the six months ended June 30, 2011 and 2010.  In accordance with accounting principles generally accepted in the United States of America for interim financial information, these statements do not include certain information and footnote disclosures required by accounting principles generally accepted in the United States of America for complete annual financial statements.  The results of operations for the three and six months ended June 30, 2011 and 2010, and the cash flows for the six months ended June 30, 2011 and 2010, are not necessarily indicative of the results to be expected for the full year.  The condensed consolidated balance sheet as of December 31, 2010 has been derived from the audited consolidated financial statements of Community Trust Bancorp, Inc. (“CTBI”) for that period.  For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2010, included in CTBI’s Annual Report on Form 10-K.

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

New Accounting Standards –

➢ Improving Disclosures about Fair Value Measurements – In January 2010, the FASB released Accounting Standards Update (ASU) 2010-06, Improving Disclosures about Fair Value Measurements.  ASU 2010-06 amends Accounting Standards Codification (ASC) Subtopic 820, Fair Value Measurements and Disclosures, and Subtopic 715-20, Compensation—Retirement Benefits—Defined Benefit Plans.  This ASU expanded the existing fair value disclosures required by these two subtopics.  Additional disclosures required by the new standard must be made for each period beginning after the effective date.  Expansion of disclosures for prior periods to include those required by the ASU is optional.

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

➢ Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings – In January 2011, the FASB released ASU 2011-01, Receivables (Topic 310): Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings.  The amendments in this ASU temporarily delayed the effective date of the disclosures about troubled debt restructurings in ASU 2010-20 discussed above.  The delay was intended to allow the Board time to complete its deliberations on what constitutes a troubled debt restructuring.

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

➢ Reconsideration of Effective Control for Repurchase Agreements – In April 2011, the FASB issued ASU 2011-03, Reconsideration of Effective Control for Repurchase Agreements.  The main objective in developing this ASU is to improve the accounting for repurchase agreements and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity.  The amendments in this ASU remove from the assessment of effective control (1) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and (2) the collateral maintenance implementation guidance related to that criterion.  Other criteria applicable to the assessment of effective control are not changed by the amendments in this Update.  The guidance in this Update is effective for the first interim or annual period beginning on or after December 15, 2011.  The guidance should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date.  Early adoption is not permitted.  The adoption of ASU No. 2011-03 is not expected to have a material impact on CTBI’s consolidated financial statements.

➢ Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs – In May 2011, the FASB issued ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.  The amendments in this ASU generally represent clarifications of Topic 820, but also include some instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed.  This ASU results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and IFRSs.

The amendments in this ASU are to be applied prospectively.  For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011.  Early application by public entities is not permitted.  CTBI will adopt the methodologies prescribed by this ASU by the date required and does not anticipate that the ASU will have a material effect on its financial position or results of operations.

➢ Amendments to Topic 220, Comprehensive Income – In June 2011, the FASB issued ASU No. 2011-05, Amendments to Topic 220, Comprehensive Income.  Under the amendments in this ASU, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income.  This ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity.  The amendments in this ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.

The amendments in this ASU should be applied retrospectively.  For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  Early adoption is permitted, because compliance with the amendments is already permitted.  The amendments do not require any transition disclosures.  Due to the recency of this pronouncement, CTBI is evaluating its timing of adoption of ASU 2011-05, but will adopt the ASU retrospectively by the due date.

Note 2 – Stock-Based Compensation

CTBI’s compensation expense related to stock option grants was $48 thousand and $198 thousand for the six months ended June 30, 2011 and 2010, respectively.  Restricted stock expense for the first six months of 2011 and 2010 was $354 thousand and $182 thousand, respectively.  As of June 30, 2011, there was a total of $0.1 million of unrecognized compensation expense related to unvested stock option awards that will be recognized as expense as the awards vest over a weighted average period of 1.7 years and a total of $1.9 million of unrecognized compensation expense related to restricted stock grants that will be recognized as expense as the awards vest over a weighted average period of 2.9 years.

There were no shares of restricted stock granted during the three months ended June 30, 2011, and 45,542 shares granted during the six months ended June 30, 2011.  The restrictions on the restricted stock will lapse at the end of five years.  However, in the event of a change in control of CTBI or the death of the participant, the restrictions will lapse.  In the event of the disability of the participant, the restrictions will lapse on a pro rata basis (with respect to 20% of the participant’s restricted stock for each year since the date of award). The Compensation Committee of the Board of Directors will have discretion to review and revise restrictions applicable to a participant’s restricted stock in the event of the participant’s retirement.  There were no options granted to purchase shares of CTBI common stock during the three or six months ended June 30, 2011.  There were options to purchase 4,525 shares of CTBI common stock and 44,996 shares of restricted stock granted during the six months ended June 30, 2010.

The fair values of options granted during the six months ended June 30, 2010, were established at the date of grant using a Black-Scholes option pricing model with the weighted average assumptions as follows:

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

The amortized cost and fair value of securities at June 30, 2011 are summarized as follows:

Available-for-Sale

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury and government agencies	$32,132	$301	$(101)	$32,332
State and political subdivisions	61,608	1,909	(32)	63,485
U.S. government sponsored agency mortgage-backed securities	330,842	8,828	(20)	339,650
Total debt securities	424,582	11,038	(153)	435,467
Marketable equity securities	20,582	741	0	21,323
Total available-for-sale securities	$445,164	$11,779	$(153)	$456,790

Held-to-Maturity

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
State and political subdivisions	$1,182	$0	$0	$1,182
Other debt securities	480	0	0	480
Total held-to-maturity securities	$1,662	$0	$0	$1,662

The amortized cost and fair value of securities as of December 31, 2010 are summarized as follows:

Available-for-Sale

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury and government agencies	$29,154	$330	$(230)	$29,254
State and political subdivisions	52,017	690	(842)	51,865
U.S. government sponsored agency mortgage-backed securities	230,905	6,690	(352)	237,243
Total debt securities	312,076	7,710	(1,424)	318,362
Marketable equity securities	20,582	41	(310)	20,313
Total available-for-sale securities	$332,658	$7,751	$(1,734)	$338,675

Held-to-Maturity

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
State and political subdivisions	$1,182	$0	$0	$1,182
Other debt securities	480	0	0	480
Total held-to-maturity securities	$1,662	$0	$0	$1,662

The amortized cost and fair value of securities at June 30, 2011 by contractual maturity are shown below.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale		Held-to-Maturity
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$4,579	$4,611	$0	$0
Due after one through five years	22,826	23,340	0	0
Due after five through ten years	39,313	40,298	1,182	1,182
Due after ten years	27,022	27,568	0	0
U.S. government sponsored agency mortgage-backed securities	330,842	339,650	0	0
Other securities	0	0	480	480
Total debt securities	424,582	435,467	1,662	1,662
Marketable equity securities	20,582	21,323	0	0
Total securities	$445,164	$456,790	$1,662	$1,662

There were no pre-tax gains or losses as of June 30, 2011 and December 31, 2010.

The carrying value of securities pledged as collateral, to secure public deposits and for other purposes, was $139.4 million at June 30, 2011 and $106.2 million at December 31, 2010.

The carrying value of securities sold under agreements to repurchase amounted to $212.3 million at June 30, 2011 and $188.3 million at December 31, 2010.

CTBI evaluates its investment portfolio on a quarterly basis for impairment.  The analysis performed as of June 30, 2011 indicates that all impairment is considered temporary, market driven, and not credit-related. The percentage of total investments with unrealized losses as of June 30, 2011 was 6.6% compared to 18.9% as of December 31, 2010.  The following tables provide the amortized cost, gross unrealized losses, and fair market value, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position as of June 30, 2011 that are not deemed to be other-than-temporarily impaired.

Available-for-Sale

(in thousands)	Amortized Cost	Gross Unrealized Losses	Fair Value
Less Than 12 Months
U.S. Treasury and government agencies	$5,072	$(101)	$4,971
State and political subdivisions	4,278	(21)	4,257
U.S. government sponsored agency mortgage-backed securities	20,540	(20)	20,520
Total debt securities	29,890	(142)	29,748
Marketable equity securities	0	0	0
Total securities	29,890	(142)	29,748

12 Months or More
U.S. Treasury and government agencies	0	0	0
State and political subdivisions	590	(11)	579
U.S. government sponsored agency mortgage-backed securities	0	0	0
Total debt securities	590	(11)	579
Marketable equity securities	0	0	0
Total securities	590	(11)	579

Total
U.S. Treasury and government agencies	5,072	(101)	4,971
State and political subdivisions	4,868	(32)	4,836
U.S. government sponsored agency mortgage-backed securities	20,540	(20)	20,520
Total debt securities	30,480	(153)	30,327
Marketable equity securities	0	0	0
Total securities	$30,480	$(153)	$30,327

As of June 30, 2011, there were no held-to-maturity securities with unrealized losses.

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

Available-for-Sale

(in thousands)	Amortized Cost	Gross Unrealized Losses	Fair Value
Less Than 12 Months
U.S. Treasury and government agencies	$10,384	$(230)	$10,154
State and political subdivisions	24,624	(826)	23,798
U.S. government sponsored agency mortgage-backed securities	30,016	(352)	29,664
Total debt securities	65,024	(1,408)	63,616
Marketable equity securities	42	(17)	25
Total securities	65,066	(1,425)	63,641

12 Months or More
U.S. Treasury and government agencies	0	0	0
State and political subdivisions	590	(16)	574
U.S. government sponsored agency mortgage-backed securities	0	0	0
Total debt securities	590	(16)	574
Marketable equity securities	329	(293)	36
Total securities	919	(309)	610

Total
U.S. Treasury and government agencies	10,384	(230)	10,154
State and political subdivisions	25,214	(842)	24,372
U.S. government sponsored agency mortgage-backed securities	30,016	(352)	29,664
Total debt securities	65,614	(1,424)	64,190
Marketable equity securities	371	(310)	61
Total securities	$65,985	$(1,734)	$64,251

           As of December 31, 2010, there were no held-to-maturity securities with unrealized losses.

Note 4 – Loans

Major classifications of loans, net of unearned income and deferred loan origination costs, are summarized as follows:

(in thousands)	June 30 2011	December 31 2010
Commercial construction	$126,628	$135,091
Commercial secured by real estate	805,638	807,049
Equipment lease financing	10,365	14,151
Commercial other	382,210	388,746
Real estate construction	48,195	56,910
Real estate mortgage	641,165	623,851
Home equity	83,727	85,103
Consumer direct	123,080	126,046
Consumer indirect	359,479	368,233
Total loans	$2,580,487	$2,605,180

Not included in the loan balances above were loans held for sale in the amount of $0.6 million and $0.5 million at June 30, 2011 and December 31, 2010, respectively.  The amount of capitalized fees and costs related to origination of loans under ASC 310-20, included in the above loan totals were $0.9 million and $0.8 million at June 30, 2011 and December 31, 2010, respectively.

CTBI acquired loans through the acquisition of First National Bank of LaFollette in the fourth quarter 2010.  At acquisition, the transferred loans with evidence of deterioration of credit quality since origination were not significant; therefore, none of the loans acquired were accounted for under the guidance in ASC 310-30.

Credit discounts representing principal losses expected over the life of the loans are a component of the initial fair value for purchased loans acquired that are not deemed impaired at acquisition.  Accordingly, an allowance for credit losses related to these loans is not carried over and recorded at the acquisition date.  Subsequent to the acquisition date, the methods used to estimate the required allowance for credit losses for these loans is similar to originated loans; however, the Bank records a provision for loan losses only when the required allowance exceeds any remaining credit discounts.  The remaining difference between the purchase price and the unpaid principal balance at the date of acquisition is recorded in interest income over the life of the loans.  Management estimated the cash flows expected to be collected at acquisition using a third party that incorporated estimates of current key assumptions, such as default rates, severity, and prepayment speeds.  The carrying amounts of those loans included in the balance sheet are $101.0 million and $115.7 million at June 30, 2011 and December 31, 2010, respectively.

Changes in accretable yield during the six months ended June 30, 2011 and the year ended December 31, 2010 are as follows:

(in thousands)	June 30 2011	December 31 2010
Beginning balance	$2,995	$0
Additions	0	3,152
Accretion	(540)	(126)
Disposals	(923)	(31)
Ending balance	$1,532	$2,995

The amount of loans on a non-accruing income status was $32.8 million at June 30, 2011 and $45.0 million at December 31, 2010.  The total of loans on non-accrual that were in homogeneous pools and not evaluated individually for impairment were $7.9 million,  and $7.6 million at June 30, 2011 and December 31, 2010, respectively.  Additional interest which would have been recorded during the quarter ended June 30, 2011 was $0.2 million compared to $0.3 million and $0.2 million for quarters ended December 31, 2010 and June 30, 2010, respectively.  Any loan greater than 90 days past due must be well secured and in the process of collection to continue accruing interest.  The amount of loans 90 days or more past due and still accruing interest was $26.8 million, $17.0 million, and $16.9 million at June 30, 2011, December 31, 2010, and June 30, 2010, respectively.  Refer to note 1 to the consolidated financial statements for the year ended December 31, 2010 included in CTBI’s Annual Report on Form 10-K for further information regarding our nonaccrual policy.  Nonaccrual loans segregated by class of loans were as follows:

(in thousands)	June 30 2011	December 31 2010
Commercial:
Commercial construction	$7,008	$13,138
Commercial secured by real estate	14,308	15,608
Commercial other	3,681	9,338

Residential:
Real estate construction	872	636
Real estate mortgage	6,792	6,137
Home equity	184	164
Total nonaccrual loans	$32,845	$45,021

The following tables present the Bank’s loan portfolio aging analysis, segregated by class, as of June 30, 2011 and December 31, 2010:

	June 30, 2011
(in thousands)	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Current	Total Loans	90+ and Accruing*
Commercial:
Commercial construction	$3,490	$1,426	$16,938	$21,854	$104,774	$126,628	$10,110
Commercial secured by real estate	2,064	1,771	25,433	29,268	776,370	805,638	12,526
Equipment lease financing	0	0	0	0	10,365	10,365	0
Commercial other	2,003	300	3,326	5,629	376,581	382,210	511
Residential:
Real estate construction	236	0	1,543	1,779	46,416	48,195	685
Real estate mortgage	2,029	3,000	8,615	13,644	627,521	641,165	2,319
Home equity	972	72	440	1,484	82,243	83,727	303
Consumer:
Consumer direct	1,227	243	70	1,540	121,540	123,080	70
Consumer indirect	2,641	747	234	3,622	355,857	359,479	234
Total	$14,662	$7,559	$56,599	$78,820	$2,501,667	$2,580,487	$26,758

	December 31, 2010
(in thousands)	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Current	Total Loans	90+ and Accruing*
Commercial:
Commercial construction	$1,800	$545	$14,290	$16,635	$118,456	$135,091	$1,178
Commercial secured by real estate	6,382	8,618	22,195	37,195	769,854	807,049	9,641
Equipment lease financing	0	0	0	0	14,151	14,151	0
Commercial other	6,737	539	5,039	12,315	376,431	388,746	1,692
Residential:
Real estate construction	109	767	1,009	1,885	55,025	56,910	372
Real estate mortgage	1,478	3,764	8,844	14,086	609,765	623,851	3,337
Home equity	885	276	295	1,456	83,647	85,103	226
Consumer:
Consumer direct	1,569	242	70	1,881	124,165	126,046	70
Consumer indirect	2,851	684	498	4,033	364,200	368,233	498
Total	$21,811	$15,435	$52,240	$89,486	$2,515,694	$2,605,180	$17,014

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

The following tables present the credit risk profile of the Bank’s commercial loan portfolio based on rating category and payment activity, segregated by class of loans, as of June 30, 2011 and December 31, 2010:

(in thousands)	Real Estate Commercial Construction	Commercial Secured by Real Estate	Commercial Other	Equipment Leases
June 30, 2011
Pass	$77,140	$647,444	$318,552	$10,365
Watch	21,247	87,901	50,078	0
OAEM	899	6,435	1,520	0
Substandard	19,702	49,096	5,428	0
Doubtful	6,786	12,646	3,614	0
Loss	854	2,116	3,018	0
Total	$126,628	$805,638	$382,210	$10,365

December 31, 2010
Pass	$80,064	$651,281	$313,444	$14,151
Watch	27,510	80,128	57,716	0
OAEM	853	8,163	731	0
Substandard	13,987	53,141	7,348	0
Doubtful	12,506	13,813	7,456	0
Loss	171	523	2,051	0
Total	$135,091	$807,049	$388,746	$14,151

The following tables present the credit risk profile of the Bank’s residential real estate and consumer loan portfolios based on performing or nonperforming status, segregated by class, as of June 30, 2011 and December 31, 2010:

(in thousands)	Real Estate Consumer Construction	Real Estate Mortgage	Home Equity	Consumer Direct	Consumer Indirect
June 30, 2011
Performing	$46,638	$632,054	$83,240	$123,010	$359,245
Nonperforming	1,557	9,111	487	70	234
Total	$48,195	$641,165	$83,727	$123,080	$359,479

December 31, 2010
Performing	$55,902	$614,377	$84,713	$125,976	$367,735
Nonperforming	1,008	9,474	390	70	498
Total	$56,910	$623,851	$85,103	$126,046	$368,233

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

The following table presents impaired loans at June 30, 2011:

	June 30, 2011
(in thousands)	Recorded Balance	Unpaid Principal Balance	Specific Allowance
Loans without a specific valuation allowance:
Commercial construction	$14,403	$14,403	$0
Commercial secured by real estate	32,050	34,403	0
Commercial other	3,788	4,380	0
Real estate construction	28	28	0
Real estate mortgage	84	84	0
Consumer direct	111	111	0
Consumer indirect	86	86	0

Loans with a specific valuation allowance:
Commercial construction	7,036	8,327	2,724
Commercial secured by real estate	5,217	5,382	1,977
Commercial other	2,257	4,834	918

Commercial	64,751	71,729	5,619
Residential	112	112	0
Consumer	197	197	0
Total	$65,060	$72,038	$5,619

The following table presents the average investment in impaired loans and interest income recognized on impaired loans for the three and six months ended June 30, 2011:

	Three Months Ended		Six Months Ended
	June 30, 2011		June 30, 2011
(in thousands)	Average Investment in Impaired Loans	Interest Income Recognized	Average Investment in Impaired Loans	Interest Income Recognized
Loans without a specific valuation allowance:
Commercial construction	$14,464	$46	$11,021	$117
Commercial secured by real estate	32,037	316	32,405	573
Commercial other	4,025	32	3,956	88
Real estate construction	28	1	14	1
Real estate mortgage	85	1	85	3
Consumer direct	112	3	78	4
Consumer indirect	89	3	89	5

Loans with a specific valuation allowance:
Commercial construction	7,045	0	8,194	0
Commercial secured by real estate	5,229	0	5,224	23
Commercial other	4,230	0	6,086	0

Commercial	67,030	394	66,886	801
Residential	113	2	99	4
Consumer	201	6	167	9
Total	$67,344	$402	$67,152	$814

The following table presents impaired loans at December 31, 2010 and the average investment in impaired loans and interest income recognized on impaired loans for the year ended December 31, 2010:

	December 31, 2010
(in thousands)	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized
Loans without a specific valuation allowance:
Commercial construction	$6,313	$6,313	$0	$6,262	$43
Commercial secured by real estate	23,503	24,034	0	23,629	330
Commercial other	4,357	4,616	0	4,407	71
Real estate construction	790	790	0	790	0
Real estate mortgage	950	950	0	950	0

Loans with a specific valuation allowance:
Commercial construction	9,528	10,813	2,554	9,686	0
Commercial secured by real estate	9,188	9,358	2,575	9,191	2
Commercial other	8,680	10,338	3,093	8,090	85

Commercial	61,569	65,472	8,222	61,265	531
Residential	1,740	1,740	0	1,740	0
Total	$63,309	$67,212	$8,222	$63,005	$531

The recorded investments in impaired loans at June 30, 2010 are summarized below:

(in thousands)	June 30 2010
Impaired loans without specific reserves	$26,143
Impaired loans with specific reserves	28,443
Restructured loans	5,604
Total	$60,190

The average investment in impaired loans for the six months ended June 30, 2010 was $54.7 million and interest income recognized on impaired loans was $0.2 million for the same period.

Included in certain loan categories of impaired loans are troubled debt restructurings that were classified as impaired.  Restructured loans segregated by class of loans were as follows:

(in thousands)	June 30 2011	December 31 2010
Commercial:
Commercial construction	$5,354	$2,973
Commercial secured by real estate	12,064	2,511
Commercial other	2,500	1,156

Residential:
Real estate construction	28
Real estate mortgage	84	0

Consumer:
Consumer direct	111	0
Consumer indirect	86	0
Total restructured loans	$20,227	$6,640

Presented below, segregated by class of loans, are troubled debt restructurings, which are included in the above table, that were performing in accordance with their modified terms:

(in thousands)	June 30 2011	December 31 2010
Commercial:
Commercial construction	$1,009	$1,633
Commercial secured by real estate	10,206	2,427
Commercial other	1,554	771

Residential:
Real estate construction	28
Real estate mortgage	84	0

Consumer:
Consumer direct	88	0
Consumer indirect	86	0
Total restructured loans	$13,055	$4,831

The following tables present the activity in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method for the three and six months ended June 30, 2011 and the year ended December 31, 2010:

	Three Months Ended June 30, 2011
(in thousands)	Commercial Construction	Commercial Secured by Real Estate	Commercial Other	Equipment Lease Financing	Real Estate Construction	Real Estate Mortgage	Home Equity	Consumer Direct	Consumer Indirect	Total
Allowance for loan losses
Beginning balance	$4,668	$11,952	$7,504	$138	$262	$3,345	$439	$1,061	$5,783	$35,152
Provision charged to expense	363	1,379	(233)	(15)	103	872	148	33	670	3,320
Losses charged off	406	198	1,960	0	75	309	81	118	919	4,066
Recoveries	12	69	141	0	6	30	8	91	389	746
Ending balance	$4,637	$13,202	$5,452	$123	$296	$3,938	$514	$1,067	$5,923	$35,152

Ending balance:
Individually evaluated for impairment	$2,724	$1,977	$918	$0	$0	$0	$0	$0	$0	$5,619
Collectively evaluated for impairment	$1,913	$11,225	$4,534	$123	$296	$3,938	$514	$1,067	$5,923	$29,533

Loans
Ending balance:
Individually evaluated for impairment	$21,439	$37,267	$6,045	$0	$28	$84	$0	$111	$86	$65,060
Collectively evaluated for impairment	$105,189	$768,371	$376,165	$10,365	$48,167	$641,081	$83,727	$122,969	$359,393	$2,515,427

	Six Months Ended June 30, 2011
(in thousands)	Commercial Construction	Commercial Secured by Real Estate	Commercial Other	Equipment Lease Financing	Real Estate Construction	Real Estate Mortgage	Home Equity	Consumer Direct	Consumer Indirect	Total
Allowance for loan losses
Beginning balance	$4,332	$12,327	$7,392	$148	$271	$2,982	$407	$1,169	$5,777	$34,805
Provision charged to expense	796	2,992	673	(25)	86	1,555	226	76	1,328	7,707
Losses charged off	504	2,213	2,835	0	75	651	127	409	1,914	8,728
Recoveries	13	96	222	0	14	52	8	231	732	1,368
Ending balance	$4,637	$13,202	$5,452	$123	$296	$3,938	$514	$1,067	$5,923	$35,152

Ending balance:
Individually evaluated for impairment	$2,724	$1,977	$918	$0	$0	$0	$0	$0	$0	$5,619
Collectively evaluated for impairment	$1,913	$11,225	$4,534	$123	$296	$3,938	$514	$1,067	$5,923	$29,533

Loans
Ending balance:
Individually evaluated for impairment	$21,439	$37,267	$6,045	$0	$28	$84	$0	$111	$86	$65,060
Collectively evaluated for impairment	$105,189	$768,371	$376,165	$10,365	$48,167	$641,081	$83,727	$122,969	$359,393	$2,515,427

	December 31, 2010
(in thousands)	Commercial Construction	Commercial Secured by Real Estate	Commercial Other	Equipment Lease Financing	Real Estate Construction	Real Estate Mortgage	Home Equity	Consumer Direct	Consumer Indirect	Total
Allowance for loan losses
Beginning balance	$3,381	$10,961	$7,472	$221	$291	$3,041	$455	$1,258	$5,563	$32,643
Provision charged to expense	2,640	5,029	4,416	(73)	(17)	526	287	532	3,144	16,484
Losses charged off	1,695	3,826	5,184	0	22	684	358	1,256	4,611	17,636
Recoveries	6	163	688	0	19	99	23	635	1,681	3,314
Ending balance	$4,332	$12,327	$7,392	$148	$271	$2,982	$407	$1,169	$5,777	$34,805

Ending balance:
Individually evaluated for impairment	$2,554	$2,575	$3,093	$0	$0	$0	$0	$0	$0	$8,222
Collectively evaluated for impairment	$1,778	$9,752	$4,299	$148	$271	$2,982	$407	$1,169	$5,777	$26,583

Loans
Ending balance:
Individually evaluated for impairment	$15,841	$32,691	$13,037	$0	$790	$950	$0	$0	$0	$63,309
Collectively evaluated for impairment	$119,250	$774,358	$375,709	$14,151	$56,120	$622,901	$85,103	$126,046	$368,233	$2,541,871

Activity in the allowance for loan and lease losses was as follows:

	Three Months Ended	Six Months Ended
(in thousands)	June 30, 2010	June 30, 2010
Allowance balance, beginning of period	$34,874	$32,643
Additions to allowance charged against operations	3,106	8,828
Recoveries credited to allowance	793	1,618
Losses charged against allowance	(2,617)	(6,933)
Allowance balance, end of period	$36,156	$36,156

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

The following table presents the components of mortgage banking income:

	Three Months Ended		Six Months Ended
	June 30		June 30
(in thousands)	2011	2010	2011	2010
Net gain on sale of loans held for sale	$347	$337	$728	$779
Net loan servicing income (loss)
Servicing fees	268	275	536	548
Late fees	19	18	41	34
Ancillary fees	54	57	120	123
Fair value adjustments	(337)	(855)	(383)	(981)
Net loan servicing income (loss)	4	(505)	314	(276)
Mortgage banking income (loss)	$351	$(168)	$1,042	$503

Mortgage loans serviced for others are not included in the accompanying balance sheets.  Mortgage loans serviced for the benefit of others (primarily FHLMC) at June 30, 2011, December 31, 2010, and June 30, 2010, were $423 million, $425 million, and $438 million, respectively.  Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors, and processing foreclosures.  Custodial escrow balances maintained in connection with the foregoing loan servicing, and included in demand deposits, were approximately $1.2 million at June 30, 2011, $0.5 million at December 31, 2010, and $1.2 million at June 30, 2010.

Activity for capitalized mortgage servicing rights using the fair value method was as follows:

	Six Months Ended
	June 30
(in thousands)	2011	2010
Fair value, beginning of period	$3,161	$3,406
New servicing assets created	251	267
Change in fair value during the period due to:
Time decay (1)	(86)	(74)
Payoffs (2)	(103)	(58)
Changes in valuation inputs or assumptions (3)	(194)	(849)
Fair value, end of period	$3,029	$2,692

(1)	Represents decrease in value due to regularly scheduled loan principal payments and partial loan paydowns.
(2)	Represents decrease in value due to loans that paid off during the period.
(3)	Represents change in value resulting from market-driven changes in interest rates and prepayment speeds.

The fair value of capitalized mortgage servicing rights was $3.0 million at June 30, 2011 compared to $3.2 million at December 31, 2010 and $2.7 million at June 30, 2010.  Fair values were determined by third-party valuations using a discount rate of 10.0% for the quarters ended June 30, 2011, December 31, 2010 and June 30, 2010, and weighted average default rates of 1.8%, 2.0%, and 2.1% respectively.  Prepayment speeds generated using the Andrew Davidson Prepayment Model averaged 13.9%, 13.3%, and 17.9% at June 30, 2011, December 31, 2010, and June 30, 2010, respectively.  MSR values are very sensitive to movement in interest rates as expected future net servicing income depends on the projected balance of the underlying loans, which can be greatly impacted by the level of prepayments.  CTBI does not currently hedge against changes in the fair value of its MSR portfolio.

Note 6 – Other Real Estate Owned

Activity for foreclosed properties during the three and six months ended June 30, 2011 and 2010 was as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
(in thousands)	2011	2010	2011	2010
Beginning balance	$47,667	$38,612	$42,935	$37,333
New assets acquired	4,617	3,495	10,938	6,450
Capitalized costs	48	133	61	185
Fair value adjustments	(1,759)	(66)	(2,177)	(395)
Sale of assets	(3,782)	(2,069)	(4,966)	(3,468)
Ending balance	$46,791	$40,105	$46,791	$40,105

Carrying costs and fair value adjustments associated with foreclosed properties were $2.2 million and $0.6 million for the quarters ended June 30, 2011 and June 30, 2010, respectively, and $3.0 million and $1.5 million for the six months ended June 30, 2011 and 2010, respectively.

Note 7 – Borrowings

Short-term debt consists of the following:

(in thousands)	June 30 2011	December 31 2010
Subsidiaries:
Repurchase agreements	$212,266	$188,275
Federal funds purchased	13,386	9,680
Total short-term debt	$225,652	$197,955

All federal funds purchased and the majority of repurchase agreements mature and reprice daily.  The average rates paid for federal funds purchased and repurchase agreements on June 30, 2011 were 0.15% and 0.79%, respectively.

The maximum balance for repurchase agreements at any month-end during the six months ended June 30, 2011 occurred at April 30, 2011, with a month-end balance of $214.4 million.  The average balance of repurchase agreements for the six months ended June 30, 2011 was $196.9 million.

Federal Home Loan Bank advances consisted of the following monthly amortizing and term borrowings:

(in thousands)	June 30 2011	December 31 2010
Monthly amortizing	$1,708	$1,238
Term	20,000	20,000
Total advances	$21,708	$21,238

The advances from the Federal Home Loan Bank that require monthly principal payments were due for repayment as follows:

	Principal Payments Due by Period at June 30, 2011
(in thousands)	Total	Within 1 Year	2 Years	3 Years	4 Years	5 Years	After 5 Years
Outstanding advances, weighted average interest rate – 2.30%	$1,708	$206	$166	$117	$115	$113	$991

The term advances that require the total payment to be made at maturity follow:

(in thousands)	June 30 2011	December 31 2010
Advance #158, 0.37%, due 1/24/11	$0	$20,000
Advance #160, 0.33%, due 7/22/11	20,000	0
Total term advances	$20,000	$20,000

Advances totaling $21.7 million at June 30, 2011 were collateralized by FHLB stock of $25.7 million and a blanket lien on qualifying first mortgage loans.  As of June 30, 2011, CTBI had a $387.5 million FHLB borrowing capacity with $21.7 million in advances and $100.4 million in letters of credit leaving $265.4 million available for additional advances.  The advances had fixed interest rates ranging from 0.00% to 7.75% with a weighted average rate of 0.48%.  The advances are subject to restriction or penalties in the event of prepayment.

Long-term debt consists of the following:

(in thousands)	June 30 2011	December 31 2010
Junior subordinated debentures, 6.52%, due 6/1/37	$61,341	$61,341

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

Note 8 – Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 30		June 30
(in thousands except per share data)	2011	2010	2011	2010
Numerator:
Net income	$8,970	$8,553	$18,274	$15,344

Denominator:
Basic earnings per share:
Weighted average shares	15,308	15,228	15,301	15,215
Diluted earnings per share:
Effect of dilutive stock options	24	77	27	37
Adjusted weighted average shares	15,332	15,305	15,328	15,252

Earnings per share:
Basic earnings per share	$0.59	$0.56	$1.19	$1.01
Diluted earnings per share	0.58	0.56	1.19	1.01

Options to purchase 385,022 common shares, respectively, were excluded from the diluted calculations above for the three and six months ended June 30, 2011 because the exercise prices on the options were greater than the average market price for the period.  Options to purchase 385,022 and 422,972 common shares, respectively, were excluded from the diluted calculations above for the three and six months ended June 30, 2010.

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

Assets Measured on a Recurring Basis

The following tables present information about CTBI’s assets measured at fair value on a recurring basis as of June 30, 2011 and December 31, 2010, and indicates the fair value hierarchy of the valuation techniques and inputs utilized by CTBI to determine such fair value.

(in thousands)		Fair Value Measurements at June 30, 2011 Using
	Fair Value June 30 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities:
U.S. Treasury and government agencies	$32,332	$0	$32,332	$0
State and political subdivisions	63,485	0	63,485	0
U.S. government sponsored agency mortgage-backed securities	339,650	0	339,650	0
Marketable equity securities	21,323	0	21,112	211
Mortgage servicing rights	3,029	0	0	3,029
Total recurring assets measured at fair value	$459,819	$0	$456,579	$3,240

(in thousands)		Fair Value Measurements at December 31, 2010 Using
	Fair Value December 31 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities:
U.S. Treasury and government agencies	$29,254	$0	$29,254	$0
State and political subdivisions	51,865	0	51,865	0
U.S. government sponsored agency mortgage-backed securities	237,243	0	237,243	0
Marketable equity securities	20,313	0	20,102	211
Mortgage servicing rights	3,161	0	0	3,161
Total recurring assets measured at fair value	$341,836	$0	$338,464	$3,372

U.S. Treasury and government agencies, State and political subdivisions, U.S. government sponsored agency mortgage-backed securities, Marketable equity securities – Level 2 Inputs.  For these securities, CTBI obtains fair value measurements from an independent pricing service, which utilizes pricing models to determine fair value measurements. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions, among other things.

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

Following is a reconciliation of the beginning and ending balances of recurring fair value measurements using significant unobservable (Level 3) inputs:

	Three Months Ended		Six Months Ended
	June 30		June 30
Marketable Equity Securities (in thousands)	2011	2010	2011	2010
Beginning balance	$211	$211	$211	$211
Total realized and unrealized gains and losses
Included in net income	0	0	0	0
Transfer of Securities from Level 3 to Level 2	0	0	0	0
Purchases	0	0	0	0
Issuances	0	0	0	0
Settlements	0	0	0	0
Ending balance	$211	$211	$211	$211

	Three Months Ended		Six Months Ended
	June 30		June 30
Mortgage Servicing Rights (in thousands)	2011	2010	2011	2010
Beginning balance	$3,251	$3,442	$3,161	$3,406
Total realized and unrealized gains and losses
Included in net income	(338)	(834)	(194)	(849)
Transfer of Securities from Level 3 to Level 2	0	0	0	0
Purchases	0	0	0	0
Issuances	115	105	251	267
Settlements	1	(21)	(189)	(132)
Ending balance	$3,029	$2,692	$3,029	$2,692

Assets Measured on a Non-Recurring Basis

Assets measured at fair value on a non-recurring basis as of June 30, 2011 and December 31, 2010 are summarized below:

(in thousands)		Fair Value Measurements at June 30, 2011 Using
	Fair Value June 30 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$9,276	$0	$0	$9,276
Other real estate/assets owned	10,583	0	0	10,583

(in thousands)		Fair Value Measurements at December 31, 2010 Using
	Fair Value December 31 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$16,589	$0	$0	$16,589
Other real estate/assets owned	4,579	0	0	4,579

Impaired Loans – Level 3 Inputs.  Loans considered impaired under ASC 310-35, Impairment of a Loan, are loans for which, based on current information and events, it is probable that the creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement.  Impaired loans are subject to nonrecurring fair value adjustments to reflect subsequent (1) partial write-downs that are based on the observable market price or current appraised value of the collateral or (2) the full charge-off of the loan carrying value. Quarter-to-date fair value adjustments on impaired loans were $1.0 million for June 30, 2011 compared to $1.1 million for December 31, 2010 and $2.1 million for June 30, 2010. Year-to-date fair value adjustments on impaired loans were $0.3 million for June 30, 2011 compared to $5.5 million for December 31, 2010 and $5.6 million for June 30, 2010.

Other real estate/assets owned – Level 3 Inputs.  In accordance with the provisions of ASC 360, Property, Plant, and Equipment, long-lived assets held for sale with a carrying amount of $3.9 million were written down to their fair value during the year.  Long-lived assets are subject to nonrecurring fair value adjustments to reflect partial write-downs that are based on the observable market price or current appraised value of the collateral.  Quarter-to-date fair value adjustments on other real estate/assets owned were $1.7 million as of June 30, 2011 compared to $0.4 million as of March 31, 2011 and $0.1 as of June 30, 2010. Year-to-date fair value adjustments on other real estate/assets owned were $2.1 million as of June 30, 2011 compared to $0.4 million as of June 30, 2010.

The following table presents the carrying amounts and estimated fair values of financial instruments at June 30, 2011 and December 31, 2010:

(in thousands)	June 30, 2011		December 31, 2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$183,323	$183,323	$158,983	$158,983
Certificates of deposits in other banks	13,043	13,042	14,762	14,775
Securities available-for-sale	456,790	456,790	338,675	338,675
Securities held-to-maturity	1,662	1,662	1,662	1,662
Loans, net (including impaired loans)	2,545,335	2,552,037	2,570,375	2,582,596
Loans held for sale	621	636	455	462
Federal Home Loan Bank stock	25,673	25,673	25,673	25,673
Federal Reserve Bank stock	4,882	4,882	4,434	4,434
Accrued interest receivable	12,095	12,095	12,574	12,574
Capitalized mortgage servicing rights	3,029	3,029	3,161	3,161

Financial liabilities:
Deposits	$2,781,121	$2,782,475	$2,706,117	$2,690,960
Repurchase agreements	212,266	212,315	188,275	186,989
Federal funds purchased	13,386	13,386	9,680	9,680
Advances from Federal Home Loan Bank	21,708	21,724	21,238	21,213
Long-term debt	61,341	30,959	61,341	30,894
Accrued interest payable	4,172	4,172	2,848	2,848

Unrecognized financial instruments:
Letters of credit	$0	$0	$0	$0
Commitments to extend credit	0	0	0	0

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

Capitalized mortgage servicing rights – The fair value is determined quarterly based on an independent third-party valuation using a discounted cash flow analysis and calculated using a computer pricing model.  The computer valuation is based on key economic assumptions including the prepayment speeds of the underlying loans, the weighted-average life of the loan, the discount rate, the weighted-average coupon, and the weighted-average default rate, as applicable.

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

Other financial instruments – The estimated fair value for other financial instruments and off-balance sheet loan commitments approximates cost at June 30, 2011 and December 31, 2010.  Off-balance sheet loan commitments at June 30, 2011 and December 31, 2010 were $454.0 million and $431.5 million, respectively.

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

Overview

Community Trust Bancorp, Inc. (“CTBI”) is a bank holding company headquartered in Pikeville, Kentucky.  At June 30, 2011, CTBI owned one commercial bank and one trust company.  Through its subsidiaries, CTBI has eighty banking locations in eastern, northeastern, central, and south central Kentucky, southern West Virginia, and northeastern Tennessee, and four trust offices across Kentucky.  At June 30, 2011, CTBI had total consolidated assets of $3.5 billion and total consolidated deposits, including repurchase agreements, of $3.0 billion, making it the largest bank holding company headquartered in the Commonwealth of Kentucky.  Total shareholders’ equity at June 30, 2011 was $352.3 million.

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

Available-for-Sale Securities – Available-for-sale securities are valued using the following valuation techniques:

U.S. Treasury and government agencies, State and political subdivision, U.S. government sponsored agency mortgage-backed securities, Marketable equity securities – Level 2 Inputs.  For these securities, CTBI obtains fair value measurements from an independent pricing service, which utilizes pricing models to determine fair value measurements. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information, and the bond’s terms and conditions, among other things.

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

The activity to goodwill and core deposit intangible for the six months ended June 30, 2011 is shown below.

(in thousands)	Goodwill	Core Deposit Intangible
Beginning balance, January 1	$65,499	$1,342
Amortization	0	(119)
Acquisition adjustments	(9)	0
Ending balance, June 30	$65,490	$1,223

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

Share-Based Compensation – At June 30, 2011 and December 31, 2010, CTBI had a share-based employee compensation plan, which is described more fully in note 15 to the consolidated financial statements for the year ended December 31, 2010 included in CTBI’s Annual Report on Form 10-K.  CTBI accounts for this plan under the recognition and measurement principles of ASC 718, Share-Based Payment.

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

Dividends

The following schedule shows the quarterly cash dividends paid for the past six quarters:

Pay Date	Record Date	Amount Per Share
July 1, 2011	June 15, 2011	$0.305
April 1, 2011	March 15, 2011	$0.305
January 1, 2011	December 15, 2010	$0.305
October 1, 2010	September 15, 2010	$0.305
July 1, 2010	June 15, 2010	$0.300
April 1, 2010	March 15, 2010	$0.300

On July 27, 2011, CTBI announced an increase in the quarterly cash dividend to $0.31 per share to be paid on October 1, 2011, to shareholders of record on September 15, 2011.

Statement of Income Review

CTBI reported earnings of $9.0 million, or $0.59 per basic share, compared to $8.6 million, or $0.56 per basic share, earned during the second quarter of 2010 and $9.3 million, or $0.61 per basic share, earned during the first quarter 2011.  Earnings for the six months ended June 30, 2011 increased 19.1% to $18.3 million, or $1.19 per basic share, from the $15.3 million, or $1.01 per basic share, earned during the six months ended June 30, 2010.

Earnings Summary
(in thousands except per share data)	2Q 2011	1Q 2011	2Q 2010	6 Months 2011	6 Months 2010
Net income	$8,970	$9,304	$8,553	$18,274	$15,344
Earnings per share	$0.59	$0.61	$0.56	$1.19	$1.01
Earnings per share—diluted	$0.58	$0.61	$0.56	$1.19	$1.01

Return on average assets	1.03%	1.11%	1.06%	1.07%	0.98%
Return on average equity	10.23%	10.96%	10.40%	10.59%	9.44%
Efficiency ratio	61.91%	60.78%	60.41%	61.34%	59.93%
Tangible common equity	8.35%	8.19%	8.43%	8.35%	8.43%

Dividends declared per share	$0.305	$0.305	$0.30	$0.61	$0.60
Book value per share	$22.87	$22.38	$21.60	$22.87	$21.60

Weighted average shares	15,308	15,294	15,228	15,301	15,215
Weighted average shares—diluted	15,332	15,324	15,305	15,328	15,252

Second Quarter 2011 Highlights

❖
CTBI's basic earnings per share for the quarter increased $0.03 per share from second quarter 2010 and decreased $0.02 per share from first quarter 2011.  Year-to-date basic earnings per share increased $0.18 per share from prior year.  Earnings for the first six months of 2011 were impacted by increased net interest income and noninterest income and decreased provision for loan loss partially offset by increased noninterest expense.

❖
CTBI’s quarterly net interest margin of 4.17% was an increase from 4.00% for the quarter ended June 30, 2010 but a decrease from 4.27% for prior quarter.  Year-to-date net interest margin of 4.22% was a 12 basis point increase from prior year.

❖
Nonperforming loans at $59.6 million decreased from the $62.0 million at December 31, 2010 but increased from the $57.4 million at March 31, 2011.  The increase from prior quarter was in the 90+ days past due classification and is primarily attributable to one $7.4 million credit which management has evaluated for impairment and believes is adequately collateralized.  Nonperforming assets at $106.4 million increased $1.3 million from prior year-end and $1.3 million from prior quarter.

❖
The loan loss provision for the quarter increased $0.2 million from prior year second quarter but decreased $1.1 million from prior quarter.  Year-to-date loan loss provision decreased $1.1 million from the six months ended June 30, 2010.

❖
Net loan charge-offs for the quarter ended June 30, 2011 of $3.3 million, or 0.52% of average loans annualized, was an increase from the $1.8 million, or 0.30%, experienced for the second quarter 2010 but a decrease from prior quarter’s $4.0 million, or 0.63%.

❖
Our loan loss reserve as a percentage of total loans outstanding at June 30, 2011 was 1.36% compared to 1.34% at December 31, 2010 and 1.36% at March 31, 2011.  The allowance-to-legacy loan ratio, which excludes acquired loans, was 1.42%, 1.40%, and 1.42%, respectively, at June 30, 2011, December 31, 2010, and March 31, 2011.

❖
Noninterest income increased for the quarter ended June 30, 2011 compared to same period 2010 but decreased from prior quarter.  Noninterest income for the six months ended June 30, 2011 increased $2.0 million from prior year.  The increase from prior year was primarily attributable to increased deposit service charges and trust revenue, as well as the variance in the fair value adjustments of our mortgage servicing rights.

❖	Our loan portfolio decreased $24.7 million from prior year-end and $5.6 million from prior quarter.

❖	Our investment portfolio increased $118.1 million from prior year-end and $46.5 million during the quarter.

❖	Deposits, including repurchase agreements, increased $99.0 million from prior year-end and $6.7 million from prior quarter.

❖	Our tangible common equity/tangible assets ratio remains strong at 8.35%.

CTBI had basic weighted average shares outstanding of 15.3 million for both the three and six months ended June 30, 2011 compared to 15.2 million for both the three and six months ended June 30, 2010.  The following table sets forth on an annualized basis the return on average assets and return on average shareholders’ equity for the three and six months ended June 30, 2011 and 2010:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2011	2010	2011	2010
Return on average shareholders' equity	10.23%	10.40%	10.59%	9.44%
Return on average assets	1.03%	1.06%	1.07%	0.98%

Net Interest Income

CTBI saw a 12 basis point improvement in its net interest margin for the first six months of 2011 compared to prior year.  Net interest income for the first six months of 2011 increased 11.6% from prior year.  Our quarterly net interest margin increased 17 basis points from prior year but decreased 10 basis points from prior quarter.  Net interest income for the second quarter 2011 increased 12.3% from prior year second quarter and 0.09% from prior quarter with average earning assets increasing 7.8% and 2.3%, respectively, for the same periods.  The yield on average earning assets decreased 20 basis points from prior year second quarter and 17 basis points from prior quarter.  The decline in yield on earning assets is the result of a change in our earning asset mix.  Loans represented 80.7% of our average earning assets for the quarter ended June 30, 2011, compared to 82.1% and 82.9% for the quarters ended June 30, 2010 and March 31, 2011, respectively.  As deposits, including repurchase agreements, have increased and loan growth has slowed, management has chosen to invest the excess liquidity in our investment portfolio resulting in increased net interest income while decreasing our net interest margin.  The cost of interest bearing funds decreased 46 basis points and 9 basis points, respectively, for the same periods, primarily the result of the repricing of our CD products.

The following table summarizes the annualized net interest spread and net interest margin for the three and six months ended June 30, 2011 and 2010.

	Three Months Ended		Six Months Ended
	June 30		June 30
	2011	2010	2011	2010
Yield on interest earning assets	5.04%	5.24%	5.12%	5.36%
Cost of interest bearing funds	1.10%	1.56%	1.14%	1.60%
Net interest spread	3.94%	3.68%	3.98%	3.76%

Net interest margin	4.17%	4.00%	4.22%	4.10%

Provision for Loan Losses

The analysis of the changes in the allowance for loan losses and selected ratios is set forth below:

	Six Months Ended
	June 30
(in thousands)	2011	2010
Allowance balance at January 1	$34,805	$32,643
Additions to allowance charged against operations	7,707	8,828
Recoveries credited to allowance	1,368	1,618
Losses charged against allowance	(8,728)	(6,933)
Allowance balance at June 30	$35,152	$36,156

Allowance for loan losses to period-end loans	1.36%	1.48%
Average loans, net of unearned income	$2,589,028	$2,438,738
Provision for loan losses to average loans, annualized	0.60%	0.73%
Loan charge-offs net of recoveries, to average loans, annualized	0.57%	0.44%

           Net loan charge-offs for the quarter were $3.3 million, or 0.52% of average loans annualized, an increase from prior year second quarter's $1.8 million, or 0.30%, but a decrease from prior quarter’s $4.0 million, or 0.63%.  Of the total net charge-offs for the quarter, $2.2 million was in commercial loans, $0.5 million was in indirect auto loans, and $0.4 million was in residential real estate mortgage loans.  Specific reserves had been previously established for 90.5% of the commercial loan charge-offs.  Allocations to loan loss reserves were $3.3 million for the quarter ended June 30, 2011 compared to $3.1 million for the quarter ended June 30, 2010 and $4.4 million for the quarter ended March 31, 2011.  Our loan loss reserve as a percentage of total loans outstanding at June 30, 2011 was 1.36% compared to 1.48% at June 30, 2010 and 1.36% at March 31, 2011.  Generally accepted accounting principles require that expected credit losses associated with loans obtained in an acquisition be reflected in the estimation of loan fair value as of the acquisition date and prohibits any carryover of an allowance for credit losses.  Excluding amounts related to loans obtained in the fourth quarter 2010 acquisition of LaFollette, the allowance-to-legacy loan ratio was 1.42%, 1.48%, and 1.42%, respectively, at June 30, 2011, June 30, 2010, and March 31, 2011.

Noninterest Income

Noninterest income for the quarter ended June 30, 2011 increased 11.0% from prior year second quarter but decreased 1.3% from prior quarter.  Noninterest income for the six months ended June 30, 2011 increased 10.6% from prior year.  The increase from prior year was primarily attributable to increased deposit service charges and trust revenue, as well as the variance in the fair value adjustments of our mortgage servicing rights.  Fair value adjustments to our mortgage servicing rights for the first six months of 2011 have totaled ($0.4 million) compared to ($1.0 million) for the first six months of 2010.

Noninterest Expense

Noninterest expense for the quarter increased 14.8% from prior year second quarter and 2.3% from prior quarter.  Noninterest expense for the six months ended June 30, 2011 increased 14.0% from prior year primarily as a result of increased personnel expense, including health insurance; repossession expense; and other real estate owned expense, including adjustments to reflect declines in the values of foreclosed properties, as well as expected losses in investments in limited partnerships that were offset by tax credits.

 Balance Sheet Review

CTBI’s total assets at $3.5 billion increased $128.8 million from December 31, 2010 and $25.4 million during the quarter.  Loans outstanding at June 30, 2011 were $2.6 billion, decreasing $24.7 million from December 31, 2010 and $5.6 million during the quarter.  CTBI's investment portfolio increased $118.1 million from December 31, 2010 and $46.5 million during the quarter.  Deposits, including repurchase agreements, at $3.0 billion increased $99.0 million from December 31, 2010 and $6.7 million from prior quarter.

Shareholders’ equity at June 30, 2011 was $352.3 million compared to $338.6 million at December 31, 2010 and $344.5 million at March 31, 2011.  CTBI's annualized dividend yield to shareholders as of June 30, 2011 was 4.40%.

Loans

Loan growth during the quarter of $1.4 million and $1.5 million, respectively, in the residential and consumer loan portfolios was offset by an $8.5 million decline in the commercial loan portfolio.

The following tables summarize CTBI’s nonperforming loans as of June 30, 2011 and December 31, 2010.

(in thousands)	Nonaccrual Loans	As a % of Loan Balances by Category	Accruing Loans Past Due 90 Days or More	As a % of Loan Balances by Category	Total Loan Balances
June 30, 2011
Commercial construction	$7,008	5.53%	$10,110	7.98%	$126,628
Commercial secured by real estate	14,308	1.78%	12,526	1.55%	805,638
Equipment lease financing	0	0.00%	0	0.00%	10,365
Commercial other	3,681	0.96%	511	0.13%	382,210
Real estate construction	872	1.81%	685	1.42%	48,195
Real estate mortgage	6,792	1.06%	2,319	0.36%	641,165
Home equity	184	0.22%	303	0.36%	83,727
Consumer direct	0	0.00%	70	0.06%	123,080
Consumer indirect	0	0.00%	234	0.07%	359,479
Total	$32,845	1.27%	$26,758	1.04%	$2,580,487

(in thousands)	Nonaccrual Loans	As a % of Loan Balances by Category	Accruing Loans Past Due 90 Days or More	As a % of Loan Balances by Category	Total Loan Balances
December 31, 2010
Commercial construction	$13,138	9.73%	$1,178	0.87%	$135,091
Commercial secured by real estate	15,608	1.93%	9,641	1.19%	807,049
Equipment lease financing	0	0.00%	0	0.00%	14,151
Commercial other	9,338	2.40%	1,692	0.44%	388,746
Real estate construction	636	1.12%	372	0.65%	56,910
Real estate mortgage	6,137	0.98%	3,337	0.53%	623,851
Home equity	164	0.19%	226	0.27%	85,103
Consumer direct	0	0.00%	70	0.06%	126,046
Consumer indirect	0	0.00%	498	0.14%	368,233
Total	$45,021	1.73%	$17,014	0.65%	$2,605,180

CTBI's total nonperforming loans were $59.6 million at June 30, 2011, a $2.4 million decrease from the $62.0 million at December 31, 2010 but a $2.2 million increase from the $57.4 million at March 31, 2011.  The increase for the quarter included an $8.4 million increase in the 90+ days past due category partially offset by a $6.2 million decline in nonaccrual loans.  The increase in 90+ days past due loans is primarily attributable to one $7.4 million credit which management has evaluated for impairment and believes is adequately collateralized.  Loans 30-89 days past due at $22.2 million is a decline of $6.3 million from prior year-end and $8.4 million from prior quarter.  Our loan portfolio management processes focus on the immediate identification, management, and resolution of problem loans to maximize recovery and minimize loss.

Impaired loans, loans not expected to meet contractual principal and interest payments, at June 30, 2011 totaled $65.1 million, compared to $64.3 million at March 31, 2011.  Included in certain loan categories of impaired loans are troubled debt restructurings that were classified as impaired.  At June 30, 2011, CTBI had $12.1 million in commercial loans secured by real estate, $5.4 million in commercial real estate construction loans, $2.5 million in commercial other loans, and $0.3 million in consumer loans that were modified in troubled debt restructurings and impaired.  Included in these amounts are troubled debt restructurings that were performing in accordance with their modified terms of $10.2 million in commercial loans secured by real estate, $1.0 million in commercial real estate construction loans, $1.6 million in commercial other loans, and $0.3 million in consumer loans.  Management evaluates all impaired loans for impairment and provides specific reserves when necessary.

Our level of foreclosed properties at $46.8 million for the second quarter 2011 was an increase from the $42.9 million at December 31, 2010, but a decrease from the $47.7 million at March 31, 2011.  Sales of foreclosed properties for the six months ended June 30, 2011 totaled $5.0 million while new foreclosed properties totaled $10.9 million.  When foreclosed properties are acquired, appraisals are obtained and the properties are booked at the current market value less expected sales expense.  Additionally, periodic updated appraisals are obtained on unsold foreclosed properties.  When an updated appraisal reflects a market value below the current book value, a charge is booked to current earnings to reduce the property to its new market value less expected sales expense.  During the second quarter of 2011, 59 properties totaling $18.5 million were reappraised.  Charges to earnings to reflect the decrease in current market values of 29 of these foreclosed properties totaled $1.7 million, representing a 9.1% decline in the value of the properties reappraised.  Charges during the quarters ended June 30, 2010 and March 31, 2011 were $0.1 million and $0.4 million, respectively.  The year-to-date charges for the six months ended June 30, 2011 and 2010 were $2.1 million and $0.4 million, respectively.  At June 30, 2011, 19 properties with a book value of $2.3 million were under contracts to sell; however, the closings had not occurred at quarter-end.  The proceeds of these sales per the contracts would be $2.5 million, representing 107% of the book value of those properties.  Our policy for determining the frequency of periodic reviews is based upon consideration of the specific properties and the known or perceived market fluctuations in a particular market and is typically between 12 and 18 months.  Seventy percent of our OREO properties have been reappraised within the past 12 months.  Our nonperforming loans and foreclosed properties remain primarily concentrated in our Central Kentucky Region.  Management anticipates that our foreclosed properties will remain elevated as we work through current market conditions.

(in thousands)	June 30 2011	December 31 2010
1-4 family	$18,387	$18,792
Agricultural/farmland	652	58
Construction/land development/other	13,605	10,207
Multifamily	4,648	4,594
Non-farm/non-residential	9,499	9,284
Total other real estate owned	$46,791	$42,935

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

Securities

CTBI uses its securities held-to-maturity for production of income and to manage cash flow needs through expected maturities.  CTBI uses its securities available-for-sale for income and balance sheet liquidity management.  Securities available-for-sale reported at fair value increased from $338.7 million as of December 31, 2010 to $456.8 million at June 30, 2011.  The excess of market over cost increased from $6.0 million at December 31, 2010 to $11.6 million at June 30, 2011.  Securities held-to-maturity remained at $1.7 million from December 31, 2010 to June 30, 2011.  Total securities as a percentage of total assets were 10.1% as of December 31, 2010 and 13.2% as of June 30, 2011.

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

CTBI owns securities with an estimated fair value of $456.8 million that are designated as available-for-sale and available to meet liquidity needs on a continuing basis.  In addition, CTBI has $13.0 million in other investments consisting of certificates of deposits in other banks.  All certificates of deposit in other banks are made at or below the FDIC insured maximum of $250 thousand.  CTBI also has available Federal Home Loan Bank advances for both liquidity and management of its asset/liability position.  FHLB advances increased slightly from $21.2 million at December 31, 2010 to $21.7 million at June 30, 2011.  FHLB additional borrowing capacity at June 30, 2011 was $265.4 million.  Long-term debt remained at $61.3 million from December 31, 2010 to June 30, 2011.  The parent company has a $12 million line of credit, all of which is currently available for general corporate purposes.  At June 30, 2011, federal funds sold were $1.4 million compared to $26.3 million at December 31, 2010, and deposits with the Federal Reserve were $90.7 million compared to $48.9 million at year-end.  Additionally, management projects cash flows from CTBI’s investment portfolio to generate additional liquidity over the next 90 days.

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

The investment portfolio consists of investment grade short-term issues suitable for bank investments.  The majority of the investment portfolio is in U.S. government and government sponsored agency issuances.  The average life of the portfolio is 3.79 years. At the end of the second quarter 2011, available-for-sale (“AFS”) securities comprised approximately 99.6% of the total investment portfolio, and the AFS portfolio was approximately 129.7% of equity capital. Eighty-three percent of the pledge eligible portfolio was pledged.

CTBI’s stock repurchase program began in December 1998 with the authorization to acquire up to 500,000 shares and was increased by an additional 1,000,000 shares in July 2000 and in May 2005.  CTBI did not repurchase any shares of its common stock during the first six months of 2011.  There are currently 288,519 shares remaining under CTBI’s current repurchase authorization.  As of June 30, 2011, a total of 2,211,481 shares have been repurchased through this program.

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

CTBI’s principal source of funds used to pay dividends to shareholders and service long-term debt is the dividends it receives from the subsidiary bank.  Various federal statutory provisions, in addition to regulatory policies and directives, limit the amount of dividends that subsidiary banks can pay without prior regulatory approval.  These restrictions have had no major impact on CTBI’s dividend policy or its ability to service long-term debt, nor is it anticipated that they would have any major impact in the foreseeable future.  During the remainder of 2011, approximately $16.0 million plus any remaining 2011 net profits can be paid by CTBI’s banking subsidiary without prior regulatory approval.

The primary source of capital for CTBI is the retention of earnings.  CTBI paid cash dividends of $0.61 per share during the first six months of 2011.  Basic earnings per share for the same period was $1.19 per share.  CTBI retained 48.7% of earnings for the first six months of 2011.

Under guidelines issued by banking regulators, CTBI and its subsidiary bank are required to maintain a minimum Tier 1 risk-based capital ratio of 4% and a minimum total risk-based ratio of 8%.  In order to be considered “well-capitalized” CTBI must maintain ratios of 6% and 10%, respectively.  Risk-based capital ratios weight the relative risk factors of all assets and consider the risk associated with off-balance sheet items.  CTBI must also maintain a minimum Tier 1 leverage ratio of 4%.  The well-capitalized ratio for Tier 1 leverage is 5%.  CTBI’s Tier 1 leverage, Tier 1 risk-based, and total risk-based ratios were 9.89%, 13.36%, and 14.62%, respectively, as of June 30, 2011, all exceeding the threshold for meeting the definition of well-capitalized.

As of June 30, 2011, management is not aware of any conditions or current recommendations by banking regulatory authorities which, if they were to be implemented, would have, or would be reasonably likely to have, a material adverse impact on CTBI’s liquidity, capital resources, or operations, except as provided for in the Dodd-Frank Act which is discussed in the Supervision and Regulation section of Item 1. Business included in CTBI’s Annual Report on Form 10-K for the year ended December 31, 2010.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Interest rate risk management focuses on maintaining consistent growth in net interest income within Board-approved policy limits.  CTBI uses an earnings simulation model to analyze net interest income sensitivity to movements in interest rates.  Given a 200 basis point increase to the yield curve used in the simulation model, it is estimated net interest income for CTBI would decrease by 0.13 percent over one year and by 2.25 percent over two years.  A 25 basis point decrease in the yield curve would decrease net interest income by an estimated 0.04 percent over one year and increase by 0.30 percent over two years.  For further discussion of CTBI’s market risk, see the Management’s Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Market Risk included in the Annual Report on Form 10-K for the year ended December 31, 2010.

Item  4.  Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

CTBI’s management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934.  As of the end of the period covered by this report, an evaluation was carried out by CTBI’s management, with the participation of our Chief Executive Officer and the Executive Vice President/Treasurer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, management concluded that disclosure controls and procedures as of June 30, 2011 were effective in ensuring material information required to be disclosed in this quarterly report on Form 10-Q was recorded, processed, summarized, and reported on a timely basis.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in CTBI’s internal control over financial reporting that occurred during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, CTBI’s internal control over financial reporting.

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

COMMUNITY TRUST BANCORP, INC.

Date: August 5, 2011	By:	/s/ Jean R. Hale
Jean R. Hale
Chairman, President and Chief Executive Officer

By:	/s/ Kevin J. Stumbo
Kevin J. Stumbo
Executive Vice President and Treasurer
(Principal Financial Officer)