Form 10-Q
period 2011-09-30
COMMUNITY TRUST BANCORP INC /KY/
filed 2011-11-09
CIK 350852

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011

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

Common stock – 15,428,177 shares outstanding at October 31, 2011

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

Community Trust Bancorp, Inc.
Condensed Consolidated Balance Sheets

(dollars in thousands)	(unaudited) September 30 2011	December 31 2010
Assets:
Cash and due from banks	$73,236	$62,559
Interest bearing deposits	172,075	70,086
Federal funds sold	5,095	26,338
Cash and cash equivalents	250,406	158,983

Certificates of deposits in other banks	13,279	14,762
Securities available-for-sale at fair value (amortized cost of $447,891 and $332,658, respectively)	463,610	338,675
Securities held-to-maturity at amortized cost (fair value of $1,663 and $1,662, respectively)	1,662	1,662
Loans held for sale	826	455

Loans	2,573,557	2,605,180
Allowance for loan losses	(34,999)	(34,805)
Net loans	2,538,558	2,570,375

Premises and equipment, net	55,168	55,343
Federal Home Loan Bank stock	25,673	25,673
Federal Reserve Bank stock	4,883	4,434
Goodwill	65,490	65,499
Core deposit intangible (net of accumulated amortization of $7,446 and $7,260, respectively)	1,170	1,342
Bank owned life insurance	43,126	39,697
Mortgage servicing rights	2,400	3,161
Other real estate owned	58,004	42,935
Other assets	32,406	32,876
Total assets	$3,556,661	$3,355,872

Liabilities and shareholders’ equity:
Deposits:
Noninterest bearing	$602,061	$525,478
Interest bearing	2,206,761	2,180,639
Total deposits	2,808,822	2,706,117

Repurchase agreements	229,000	188,275
Federal funds purchased and other short-term borrowings	16,345	9,680
Advances from Federal Home Loan Bank	21,658	21,238
Long-term debt	61,341	61,341
Other liabilities	58,217	30,583
Total liabilities	3,195,383	3,017,234

Shareholders’ equity:
Preferred stock, 300,000 shares authorized and unissued	-	-
Common stock, $5 par value, shares authorized 25,000,000; shares outstanding 2011 – 15,414,993; 2010 – 15,334,410	76,592	76,408
Capital surplus	156,172	154,880
Retained earnings	118,296	103,439
Accumulated other comprehensive income, net of tax	10,218	3,911
Total shareholders’ equity	361,278	338,638

Total liabilities and shareholders’ equity	$3,556,661	$3,355,872

See notes to condensed consolidated financial statements.

Community Trust Bancorp, Inc.
Condensed Consolidated Statements of Income and Other Comprehensive Income
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
(in thousands except per share data)	2011	2010	2011	2010

Interest income:
Interest and fees on loans, including loans held for sale	$36,180	$35,402	$109,048	$105,718
Interest and dividends on securities
Taxable	2,598	2,308	7,631	6,916
Tax exempt	455	388	1,263	1,206
Interest and dividends on Federal Reserve and Federal Home Loan Bank stock	329	65	1,042	1,027
Other, including interest on federal funds sold	146	152	425	389
Total interest income	39,708	38,315	119,409	115,256

Interest expense:
Interest on deposits	5,193	7,454	16,534	22,687
Interest on repurchase agreements and other short-term borrowings	397	466	1,251	1,513
Interest on advances from Federal Home Loan Bank	23	18	77	56
Interest on long-term debt	1,000	1,000	3,000	3,000
Total interest expense	6,613	8,938	20,862	27,256

Net interest income	33,095	29,377	98,547	88,000
Provision for loan losses	2,515	3,676	10,222	12,504
Net interest income after provision for loan losses	30,580	25,701	88,325	75,496

Noninterest income:
Service charges on deposit accounts	6,681	5,920	18,999	17,166
Gains on sales of loans, net	438	575	1,166	1,354
Trust income	1,597	1,492	4,790	4,374
Loan related fees	250	862	1,609	1,748
Bank owned life insurance	433	451	1,269	1,263
Other noninterest income	1,543	1,297	4,440	3,975
Total noninterest income	10,942	10,597	32,273	29,880

Noninterest expense:
Officer salaries and employee benefits	2,087	2,193	6,597	6,039
Other salaries and employee benefits	10,153	9,367	30,444	28,598
Occupancy, net	2,013	1,725	6,043	5,208
Equipment	1,008	950	2,781	2,892
Data processing	1,550	1,759	4,992	5,042
Bank franchise tax	1,120	1,002	3,403	2,957
Legal fees	631	700	2,131	1,980
Professional fees	285	315	970	873
FDIC insurance	591	1,118	2,554	3,257
Other real estate owned provision and expense	1,465	584	4,497	2,062
Other noninterest expense	4,924	4,285	15,108	12,186
Total noninterest expense	25,827	23,998	79,520	71,094

Income before income taxes	15,695	12,300	41,078	34,282
Income taxes	5,030	3,850	12,139	10,488
Net income	10,665	8,450	28,939	23,794
Other comprehensive income, net of tax:
Unrealized holding gains on securities available-for-sale	2,661	2,225	6,307	3,506
Comprehensive income	$13,326	$10,675	$35,246	$27,300

Basic earnings per share	$0.70	$0.55	$1.89	$1.56
Diluted earnings per share	$0.70	$0.55	$1.89	$1.56

Weighted average shares outstanding-basic	15,318	15,239	15,307	15,223
Weighted average shares outstanding-diluted	15,339	15,275	15,331	15,260

Dividends declared per share	$0.310	$0.305	$0.920	$0.905

See notes to condensed consolidated financial statements.

Community Trust Bancorp, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended
	September 30
(in thousands)	2011	2010

Cash flows from operating activities:
Net income	$28,939	$23,794
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,123	3,366
Deferred taxes	(3,373)	1,709
Stock-based compensation	589	597
Excess tax benefits of stock-based compensation	(122)	3
Dividends on restricted stock	90	0
Provision for loan losses	10,222	12,504
Fair value adjustments to other real estate owned	2,890	478
Gains on sale of mortgage loans held for sale	(1,166)	(1,354)
Losses on sale of assets, net	80	4
Proceeds from sale of mortgage loans held for sale	53,986	66,971
Funding of mortgage loans held for sale	(53,191)	(65,022)
Amortization of securities premiums and discounts, net	2,430	1,587
Change in cash surrender value of bank owned life insurance	(1,051)	(1,240)
Death benefits received on bank owned life insurance	79	0
Mortgage servicing rights:
Fair value adjustments	1,139	1,194
New servicing assets created	(378)	(433)
Changes in:
Other assets	508	(1,533)
Other liabilities	27,312	5,398
Net cash provided by operating activities	72,106	48,023

Cash flows from investing activities:
Certificates of deposit in other banks:
Purchase of certificates of deposit	0	(16,363)
Maturity of certificates of deposit	1,483	955
Securities available-for-sale (AFS):
Purchase of AFS securities	(188,002)	(133,604)
Proceeds from prepayments and maturities of AFS securities	70,341	75,413
Securities held-to-maturity (HTM):
Purchase of HTM securities	0	(480)
Proceeds from prepayments and maturities of HTM securities	0	13,154
Change in loans, net	(2,666)	(29,409)
Purchase of premises and equipment	(2,806)	(1,540)
Proceeds from sale of premises and equipment	39	9
Additional investment in Federal Reserve Bank stock	(449)	(9)
Proceeds from sale of other real estate and other repossessed assets	6,437	4,788
Additional investment in other real estate and other repossessed assets	(254)	(203)
Additional investment in bank owned life insurance	(2,458)	0
Net cash used in investing activities	(118,335)	(87,289)

Cash flows from financing activities:
Change in deposits, net	102,705	113,086
Change in repurchase agreements, federal funds purchased, and other short-term borrowings, net	47,390	8,137
Proceeds from Federal Home Loan Bank advances	571	0
Payments on advances from Federal Home Loan Bank	(151)	(615)
Issuance of common stock	1,009	1,263
Excess tax benefits of stock-based compensation	122	(3)
Dividends paid	(13,994)	(13,683)
Net cash provided by financing activities	137,652	108,185
Net increase in cash and cash equivalents	91,423	68,919
Cash and cash equivalents at beginning of period	158,983	142,129
Cash and cash equivalents at end of period	$250,406	$211,048

Supplemental disclosures:
Income taxes paid	$8,380	$12,550
Interest paid	18,841	22,767
Non-cash activities:
Loans to facilitate the sale of other real estate and other repossessed assets	1,375	577
Common stock dividends accrued, paid in subsequent quarter	4,749	4,667
Real estate acquired in settlement of loans	25,551	9,105

See notes to condensed consolidated financial statements.

Community Trust Bancorp, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1 - Summary of Significant Accounting Policies

In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments (which consist of normal recurring accruals) necessary, to present fairly the condensed consolidated financial position as of September 30, 2011, the results of operations for the three and nine months ended September 30, 2011 and 2010, and the cash flows for the nine months ended September 30, 2011 and 2010.  In accordance with accounting principles generally accepted in the United States of America for interim financial information, these statements do not include certain information and footnote disclosures required by accounting principles generally accepted in the United States of America for complete annual financial statements.  The results of operations for the three and nine months ended September 30, 2011 and 2010, and the cash flows for the nine months ended September 30, 2011 and 2010, are not necessarily indicative of the results to be expected for the full year.  The condensed consolidated balance sheet as of December 31, 2010 has been derived from the audited consolidated financial statements of Community Trust Bancorp, Inc. (“CTBI”) for that period.  For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2010, included in CTBI’s Annual Report on Form 10-K.

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

➢ Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings – In January 2011, the FASB released ASU 2011-01, Receivables (Topic 310): Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings.  The amendments in this ASU temporarily delayed the effective date of the disclosures about troubled debt restructurings in ASU 2010-20 discussed above.  The delay was intended to allow the Board time to complete its deliberations on what constitutes a troubled debt restructuring.  CTBI adopted the new disclosures effective for the reporting period ending September 30, 2011 with no significant impact on our consolidated financial statements.

➢ A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring – In April 2011, the FASB issued ASU No. 2011-02, A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring.  The provisions of ASU No. 2011-02 provide additional guidance related to determining whether a creditor has granted a concession, include factors and examples for creditors to consider in evaluating whether a restructuring results in a delay in payment that is insignificant, prohibit creditors from using the borrower’s effective rate test to evaluate whether a concession has been granted to the borrower, and add factors for creditors to use in determining whether a borrower is experiencing financial difficulties.  A provision in ASU No. 2011-02 also ends the FASB’s deferral of the additional disclosures about troubled debt restructurings as required by ASU No. 2010-20.  The provisions of ASU No. 2011-02 were effective for CTBI’s reporting period ending September 30, 2011.  The adoption of ASU No. 2011-02 did not have a material impact on CTBI’s consolidated financial statements.

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

The amendments in this ASU are to be applied prospectively.  For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011.  Early application by public entities is not permitted.  CTBI will adopt the methodologies prescribed by this ASU by the date required and does not anticipate that the ASU will have a material effect on our financial position or results of operations.

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

The amendments in this ASU should be applied retrospectively.  For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  Early adoption is permitted, because compliance with the amendments is already permitted.  The amendments do not require any transition disclosures.  In October 2011, the FASB decided that the specific requirement to present items that are reclassified from other comprehensive income to net income alongside their respective components of net income and other comprehensive income will be deferred.  Therefore, those requirements will not be effective for public entities for fiscal years and interim periods within those years beginning after December 15, 2011.  CTBI will adopt ASU 2011-05 retrospectively by the due date and does not anticipate that it will have a material impact on our consolidated financial statements.

➢ Testing Goodwill for Impairment – In September 2011, the FASB issued ASU No. 2011-08, Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment.  The amendments in this ASU will allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test.  Under these amendments, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount.  The amendments include a number of events and circumstances for an entity to consider in conducting the qualitative assessment.  ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued.  CTBI will adopt this ASU by the date required and does not anticipate that it will have a material effect on our consolidated financial statements.

Note 2 – Stock-Based Compensation

CTBI’s compensation expense related to stock option grants was $72 thousand and $324 thousand for the nine months ended September 30, 2011 and 2010, respectively.  Restricted stock expense for the first nine months of 2011 and 2010 was $517 thousand and $273 thousand, respectively.  As of September 30, 2011, there was a total of $0.1 million of unrecognized compensation expense related to unvested stock option awards that will be recognized as expense as the awards vest over a weighted average period of 1.6 years and a total of $1.8 million of unrecognized compensation expense related to restricted stock grants that will be recognized as expense as the awards vest over a weighted average period of 2.7 years.

There were no shares of restricted stock granted during the three months ended September 30, 2011, and 45,542 shares granted during the nine months ended September 30, 2011.  The restrictions on the restricted stock will lapse at the end of five years.  However, in the event of a change in control of CTBI or the death of the participant, the restrictions will lapse.  In the event of the disability of the participant, the restrictions will lapse on a pro rata basis (with respect to 20% of the participant’s restricted stock for each year since the date of award). The Compensation Committee of the Board of Directors will have discretion to review and revise restrictions applicable to a participant’s restricted stock in the event of the participant’s retirement.  There were no options granted to purchase shares of CTBI common stock during the three or nine months ended September 30, 2011.  There were options to purchase 4,525 shares of CTBI common stock and 44,996 shares of restricted stock granted during the nine months ended September 30, 2010.

The fair values of options granted during the nine months ended September 30, 2010, were established at the date of grant using a Black-Scholes option pricing model with the weighted average assumptions as follows:

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

The amortized cost and fair value of securities at September 30, 2011 are summarized as follows:

Available-for-Sale

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury and government agencies	$32,093	$1,275	$0	$33,368
State and political subdivisions	60,342	3,151	(9)	63,484
U.S. government sponsored agency mortgage-backed securities	334,874	10,322	(42)	345,154
Total debt securities	427,309	14,748	(51)	442,006
Marketable equity securities	20,582	1,022	0	21,604
Total available-for-sale securities	$447,891	$15,770	$(51)	$463,610

Held-to-Maturity

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
State and political subdivisions	$1,182	$1	$0	$1,183
Other debt securities	480	0	0	480
Total held-to-maturity securities	$1,662	$1	$0	$1,663

The amortized cost and fair value of securities as of December 31, 2010 are summarized as follows:

Available-for-Sale

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury and government agencies	$29,154	$330	$(230)	$29,254
State and political subdivisions	52,017	690	(842)	51,865
U.S. government sponsored agency mortgage-backed securities	230,905	6,690	(352)	237,243
Total debt securities	312,076	7,710	(1,424)	318,362
Marketable equity securities	20,582	41	(310)	20,313
Total available-for-sale securities	$332,658	$7,751	$(1,734)	$338,675

Held-to-Maturity

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
State and political subdivisions	$1,182	$0	$0	$1,182
Other debt securities	480	0	0	480
Total held-to-maturity securities	$1,662	$0	$0	$1,662

The amortized cost and fair value of securities at September 30, 2011 by contractual maturity are shown below.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale		Held-to-Maturity
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$5,700	$5,768	$0	$0
Due after one through five years	20,145	20,752	0	0
Due after five through ten years	39,743	41,368	1,182	1,183
Due after ten years	26,847	28,964	0	0
U.S. government sponsored agency mortgage-backed securities	334,874	345,154	0	0
Other securities	0	0	480	480
Total debt securities	427,309	442,006	1,662	1,663
Marketable equity securities	20,582	21,604	0	0
Total securities	$447,891	$463,610	$1,662	$1,663

There were no pre-tax gains or losses as of September 30, 2011 and December 31, 2010.

The amortized cost of securities pledged as collateral, to secure public deposits and for other purposes, was $160.5 million at September 30, 2011 and $106.2 million at December 31, 2010.

The amortized cost of securities sold under agreements to repurchase amounted to $229.0 million at September 30, 2011 and $188.3 million at December 31, 2010.

CTBI evaluates its investment portfolio on a quarterly basis for impairment.  The analysis performed as of September 30, 2011 indicates that all impairment is considered temporary, market driven, and not credit-related. The percentage of total investments with unrealized losses as of September 30, 2011 was 4.2% compared to 18.9% as of December 31, 2010.  The following tables provide the amortized cost, gross unrealized losses, and fair market value, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position as of September 30, 2011 that are not deemed to be other-than-temporarily impaired.

Available-for-Sale

(in thousands)	Amortized Cost	Gross Unrealized Losses	Fair Value
Less Than 12 Months
U.S. Treasury and government agencies	$0	$0	$0
State and political subdivisions	1,318	(4)	1,314
U.S. government sponsored agency mortgage-backed securities	17,796	(42)	17,754
Total debt securities	19,114	(46)	19,068
Marketable equity securities	0	0	0
Total securities	19,114	(46)	19,068

12 Months or More
U.S. Treasury and government agencies	0	0	0
State and political subdivisions	590	(5)	585
U.S. government sponsored agency mortgage-backed securities	0	0	0
Total debt securities	590	(5)	585
Marketable equity securities	0	0	0
Total securities	590	(5)	585

Total
U.S. Treasury and government agencies	0	0	0
State and political subdivisions	1,908	(9)	1,899
U.S. government sponsored agency mortgage-backed securities	17,796	(42)	17,754
Total debt securities	19,704	(51)	19,653
Marketable equity securities	0	0	0
Total securities	$19,704	$(51)	$19,653

As of September 30, 2011, there were no held-to-maturity securities with unrealized losses.

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

Available-for-Sale

(in thousands)	Amortized Cost	Gross Unrealized Losses	Fair Value
Less Than 12 Months
U.S. Treasury and government agencies	$10,384	$(230)	$10,154
State and political subdivisions	24,624	(826)	23,798
U.S. government sponsored agency mortgage-backed securities	30,016	(352)	29,664
Total debt securities	65,024	(1,408)	63,616
Marketable equity securities	42	(17)	25
Total securities	65,066	(1,425)	63,641

12 Months or More
U.S. Treasury and government agencies	0	0	0
State and political subdivisions	590	(16)	574
U.S. government sponsored agency mortgage-backed securities	0	0	0
Total debt securities	590	(16)	574
Marketable equity securities	329	(293)	36
Total securities	919	(309)	610

Total
U.S. Treasury and government agencies	10,384	(230)	10,154
State and political subdivisions	25,214	(842)	24,372
U.S. government sponsored agency mortgage-backed securities	30,016	(352)	29,664
Total debt securities	65,614	(1,424)	64,190
Marketable equity securities	371	(310)	61
Total securities	$65,985	$(1,734)	$64,251

           As of December 31, 2010, there were no held-to-maturity securities with unrealized losses.

Note 4 – Loans

Major classifications of loans, net of unearned income and deferred loan origination costs, are summarized as follows:

(in thousands)	September 30 2011	December 31 2010
Commercial construction	$121,142	$135,091
Commercial secured by real estate	806,178	807,049
Equipment lease financing	10,765	14,151
Commercial other	376,890	388,746
Real estate construction	50,450	56,910
Real estate mortgage	644,779	623,851
Home equity	84,173	85,103
Consumer direct	124,441	126,046
Consumer indirect	354,739	368,233
Total loans	$2,573,557	$2,605,180

Not included in the loan balances above were loans held for sale in the amount of $0.8 million and $0.5 million at September 30, 2011 and December 31, 2010, respectively.  The amount of capitalized fees and costs related to origination of loans under ASC 310-20, included in the above loan totals were $0.9 million and $0.8 million at September 30, 2011 and December 31, 2010, respectively.

CTBI acquired loans through the acquisition of First National Bank of LaFollette in the fourth quarter 2010.  At acquisition, the transferred loans with evidence of deterioration of credit quality since origination were not significant; therefore, none of the loans acquired were accounted for under the guidance in ASC 310-30.

Credit discounts representing principal losses expected over the life of the loans are a component of the initial fair value for purchased loans acquired that are not deemed impaired at acquisition.  Accordingly, an allowance for credit losses related to these loans is not carried over and recorded at the acquisition date.  Subsequent to the acquisition date, the methods used to estimate the required allowance for credit losses for these loans is similar to originated loans; however, the Bank records a provision for loan losses only when the required allowance exceeds any remaining credit discounts.  The remaining difference between the purchase price and the unpaid principal balance at the date of acquisition is recorded in interest income over the life of the loans.  Management estimated the cash flows expected to be collected at acquisition using a third party that incorporated estimates of current key assumptions, such as default rates, severity, and prepayment speeds.  The carrying amounts of those loans included in the balance sheet are $93.6 million and $115.7 million at September 30, 2011 and December 31, 2010, respectively.

Changes in accretable yield for the nine months ended September 30, 2011 and the year ended December 31, 2010 are as follows:

(in thousands)	September 30 2011	December 31 2010
Beginning balance	$2,995	$0
Additions	0	3,152
Accretion	(806)	(126)
Disposals	(1,033)	(31)
Ending balance	$1,156	$2,995

The amount of loans on a non-accruing income status was $28.0 million at September 30, 2011 and $45.0 million at December 31, 2010.  The total of loans on non-accrual that were in homogeneous pools and not evaluated individually for impairment were $6.5 million,  and $7.6 million at September 30, 2011 and December 31, 2010, respectively.  Additional interest which would have been recorded during the quarter ended September 30, 2011 was $0.2 million compared to $0.3 million and $0.4 million for quarters ended December 31, 2010 and September 30, 2010, respectively.  Any loan greater than 90 days past due must be well secured and in the process of collection to continue accruing interest.  The amount of loans 90 days or more past due and still accruing interest was $9.5 million, $17.0 million, and $20.3 million at September 30, 2011, December 31, 2010, and September 30, 2010, respectively.  Refer to note 1 to the consolidated financial statements for the year ended December 31, 2010 included in CTBI’s Annual Report on Form 10-K for further information regarding our nonaccrual policy.  Nonaccrual loans segregated by class of loans were as follows:

(in thousands)	September 30 2011	December 31 2010
Commercial:
Commercial construction	$10,078	$13,138
Commercial secured by real estate	9,235	15,608
Commercial other	2,131	9,338

Residential:
Real estate construction	873	636
Real estate mortgage	5,484	6,137
Home equity	185	164
Total nonaccrual loans	$27,986	$45,021

The following tables present the Bank’s loan portfolio aging analysis, segregated by class, as of September 30, 2011 and December 31, 2010:

	September 30, 2011
(in thousands)	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Current	Total Loans	90+ and Accruing*
Commercial:
Commercial construction	$1,140	$0	$12,355	$13,495	$107,647	$121,142	$2,821
Commercial secured by real estate	7,119	2,432	12,434	21,985	784,193	806,178	3,327
Equipment lease financing	0	0	0	0	10,765	10,765	0
Commercial other	3,270	275	1,950	5,495	371,395	376,890	667
Residential:
Real estate construction	179	281	885	1,345	49,105	50,450	26
Real estate mortgage	1,555	3,622	6,802	11,979	632,800	644,779	1,912
Home equity	1,075	196	421	1,692	82,481	84,173	287
Consumer:
Consumer direct	1,347	241	87	1,675	122,766	124,441	87
Consumer indirect	2,808	809	416	4,033	350,706	354,739	416
Total	$18,493	$7,856	$35,350	$61,699	$2,511,858	$2,573,557	$9,543

	December 31, 2010
(in thousands)	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Current	Total Loans	90+ and Accruing*
Commercial:
Commercial construction	$1,800	$545	$14,290	$16,635	$118,456	$135,091	$1,178
Commercial secured by real estate	6,382	8,618	22,195	37,195	769,854	807,049	9,641
Equipment lease financing	0	0	0	0	14,151	14,151	0
Commercial other	6,737	539	5,039	12,315	376,431	388,746	1,692
Residential:
Real estate construction	109	767	1,009	1,885	55,025	56,910	372
Real estate mortgage	1,478	3,764	8,844	14,086	609,765	623,851	3,337
Home equity	885	276	295	1,456	83,647	85,103	226
Consumer:
Consumer direct	1,569	242	70	1,881	124,165	126,046	70
Consumer indirect	2,851	684	498	4,033	364,200	368,233	498
Total	$21,811	$15,435	$52,240	$89,486	$2,515,694	$2,605,180	$17,014

*90+ and Accruing are also included in 90+ Days Past Due column.

Bank procedures for assessing and maintaining adequate credit quality grading differ slightly depending on whether a new or renewed loan is being underwritten, or whether an existing loan is being re-evaluated for potential credit quality concerns.  The latter usually occurs upon receipt of updated financial information, or other pertinent data, that would potentially cause a change in the loan grade.

The Bank categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, public information, and current economic trends.  The Bank also considers the fair value of the underlying collateral and the strength and willingness of the guarantor(s).  The Bank analyzes loans individually and based on this analysis, establishes a credit risk rating.  The Bank uses the following definitions for risk ratings:

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

➢
A loss grading applies to loans that are considered uncollectible and of such little value that their continuance as bankable assets is not warranted.  This classification does not mean that the asset has absolutely no recovery value, but rather it is not practical or desirable to defer writing off the asset.  Losses must be taken in the period in which they surface as uncollectible, or in the case of collateral-dependent loans, a specific reserve in the amount of the expected loss is applied to the loan until the collateral is liquidated or we have taken possession and moved it into other real estate owned.

The following tables present the credit risk profile of the Bank’s commercial loan portfolio based on rating category and payment activity, segregated by class of loans, as of September 30, 2011 and December 31, 2010:

(in thousands)	Commercial Construction	Commercial Secured by Real Estate	Commercial Other	Equipment Leases	Total
September 30, 2011
Pass	$80,207	$650,654	$322,494	$10,765	$1,064,120
Watch	18,079	76,034	38,392	0	132,505
OAEM	998	15,663	1,559	0	18,220
Substandard	10,949	53,926	10,086	0	74,961
Doubtful	9,857	8,985	1,879	0	20,721
Loss	1,052	916	2,480	0	4,448
Total	$121,142	$806,178	$376,890	$10,765	$1,314,975

December 31, 2010
Pass	$80,064	$651,281	$313,444	$14,151	$1,058,940
Watch	27,510	80,128	57,716	0	165,354
OAEM	853	8,163	731	0	9,747
Substandard	13,987	53,141	7,348	0	74,476
Doubtful	12,506	13,813	7,456	0	33,775
Loss	171	523	2,051	0	2,745
Total	$135,091	$807,049	$388,746	$14,151	$1,345,037

The following tables present the credit risk profile of the Bank’s residential real estate and consumer loan portfolios based on performing or nonperforming status, segregated by class, as of September 30, 2011 and December 31, 2010:

(in thousands)	Real Estate Construction	Real Estate Mortgage	Home Equity	Consumer Direct	Consumer Indirect
September 30, 2011
Performing	$49,551	$637,383	$83,701	$124,354	$354,323
Nonperforming	899	7,396	472	87	416
Total	$50,450	$644,779	$84,173	$124,441	$354,739

December 31, 2010
Performing	$55,902	$614,377	$84,713	$125,976	$367,735
Nonperforming	1,008	9,474	390	70	498
Total	$56,910	$623,851	$85,103	$126,046	$368,233

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

The following table presents impaired loans at September 30, 2011:

	September 30, 2011
(in thousands)	Recorded Balance	Unpaid Principal Balance	Specific Allowance
Loans without a specific valuation allowance:
Commercial construction	$5,748	$5,748	$0
Commercial secured by real estate	31,308	32,483	0
Commercial other	2,996	3,091	0
Real estate construction	28	28	0
Real estate mortgage	83	83	0
Consumer direct	78	78	0
Consumer indirect	121	121	0

Loans with a specific valuation allowance:
Commercial construction	9,247	10,756	3,714
Commercial secured by real estate	4,619	4,754	1,826
Commercial other	1,793	4,373	765

Commercial	55,711	61,205	6,305
Residential	111	111	0
Consumer	199	199	0
Total	$56,021	$61,515	$6,305

The following table presents the average investment in impaired loans and interest income recognized on impaired loans for the three and nine months ended September 30, 2011:

	Three Months Ended		Nine Months Ended
	September 30, 2011		September 30, 2011
(in thousands)	Average Investment in Impaired Loans	Interest Income Recognized	Average Investment in Impaired Loans	Interest Income Recognized
Loans without a specific valuation allowance:
Commercial construction	$5,733	$76	$9,239	$193
Commercial secured by real estate	30,910	666	31,901	1,239
Commercial other	3,129	38	3,677	126
Real estate construction	28	0	19	1
Real estate mortgage	83	1	84	4
Consumer direct	79	2	78	6
Consumer indirect	124	3	101	8

Loans with a specific valuation allowance:
Commercial construction	9,440	0	8,614	0
Commercial secured by real estate	4,632	0	5,025	23
Commercial other	1,873	0	4,666	0

Commercial	55,717	780	63,122	1,581
Residential	111	1	103	5
Consumer	203	5	179	14
Total	$56,031	$786	$63,404	$1,600

The following table presents impaired loans at December 31, 2010 and the average investment in impaired loans and interest income recognized on impaired loans for the year ended December 31, 2010:

	December 31, 2010
(in thousands)	Recorded Balance	Unpaid Contractual Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized
Loans without a specific valuation allowance:
Commercial construction	$6,313	$6,313	$0	$6,262	$43
Commercial secured by real estate	23,503	24,034	0	23,629	330
Commercial other	4,357	4,616	0	4,407	71
Real estate construction	790	790	0	790	0
Real estate mortgage	950	950	0	950	0

Loans with a specific valuation allowance:
Commercial construction	9,528	10,813	2,554	9,686	0
Commercial secured by real estate	9,188	9,358	2,575	9,191	2
Commercial other	8,680	10,338	3,093	8,090	85

Commercial	61,569	65,472	8,222	61,265	531
Residential	1,740	1,740	0	1,740	0
Total	$63,309	$67,212	$8,222	$63,005	$531

The recorded investments in impaired loans at September 30, 2010 are summarized below:

(in thousands)	September 30 2010
Impaired loans without specific reserves	$26,871
Impaired loans with specific reserves	19,070
Restructured loans	6,377
Total	$52,318

The average investment in impaired loans for the nine months ended September 30, 2010 was $56.3 million and interest income recognized on impaired loans was $0.4 million for the same period.

Included in certain loan categories of impaired loans are certain loans and leases that have been modified in a troubled debt restructuring, where economic concessions have been granted to borrowers who have experienced financial difficulties. These concessions typically result from our loss mitigation activities and could include reductions in the interest rate, payment extensions, forgiveness of principal, forbearance or other actions.  Modifications of terms for our loans and their inclusion as troubled debt restructurings are based on individual facts and circumstances.  Loan modifications that are included as troubled debt restructurings may involve either an increase or reduction of the interest rate, extension of the term of the loan, or deferral of principal payments, regardless of the period of the modification.  All of the loans were modified due to financial stress of the borrower.

When we modify loans and leases in a troubled debt restructuring, we evaluate any possible impairment similar to other impaired loans based on the present value of expected future cash flows, discounted at the contractual interest rate of the original loan or lease agreement, or use the current fair value of the collateral, less selling costs for collateral dependent loans. If we determined that the value of the modified loan is less than the recorded investment in the loan (net of previous charge-offs, deferred loan fees or costs and unamortized premium or discount), impairment is recognized through a specific reserve or a charge-off to the allowance. In periods subsequent to modification, we evaluate all troubled debt restructuring, including those that have payment defaults, for possible impairment and recognize impairment through the allowance.

Restructured loans segregated by class of loans were as follows:

(in thousands)	September 30 2011	December 31 2010
Commercial:
Commercial construction	$5,388	$2,973
Commercial secured by real estate	18,871	2,511
Commercial other	2,320	1,156

Residential:
Real estate construction	28	0
Real estate mortgage	83	0

Consumer:
Consumer direct	78	0
Consumer indirect	121	0
Total restructured loans	$26,889	$6,640

Presented below, segregated by class of loans, are troubled debt restructurings that occurred during the three and nine months ended September 30, 2011:

	Three Months Ended September 30, 2011			Nine Months Ended September 30, 2011
(in thousands)	Number of Loans	Post-Modification Outstanding Balance	Net Charge-offs Resulting from Modification	Number of Loans	Post-Modification Outstanding Balance	Net Charge-offs Resulting from Modification
Commercial:
Commercial construction	5	$138	$0	7	$3,372	$0
Commercial secured by real estate	7	6,949	0	17	17,626	0
Commercial other	1	3	(1)	9	1,977	(1)
Residential:
Real estate construction	0	0	0	1	28	0
Real estate mortgage	0	0	0	2	88	0
Consumer:
Consumer direct	1	6	0	6	82	0
Consumer indirect	2	41	0	8	131	0
Total	16	$7,137	$(1)	50	$23,304	$(1)

Loan modifications resulted in no additional specific reserve allocations during the three months ended September 30, 2011 and an additional specific reserve allocation of $200 thousand during the nine months ended September 30, 2011 as a result of a loan modification in the commercial other loan classification.

Presented below, segregated by class of loans, are troubled debt restructurings that were performing in accordance with their modified terms.  CTBI considers a troubled debt restructuring to be performing in accordance with its modified terms if the loan is not past due 30 days or more as of the reporting date.

(in thousands)	September 30 2011	December 31 2010
Commercial:
Commercial construction	$1,324	$1,633
Commercial secured by real estate	16,066	2,427
Commercial other	393	771

Residential:
Real estate construction	0	0
Real estate mortgage	67	0

Consumer:
Consumer direct	48	0
Consumer indirect	121	0
Total current restructured loans	$18,019	$4,831

Loans retain their accrual status at the time of their modification. As a result, if a loan is on nonaccrual at the time it is modified, it stays as nonaccrual, and if a loan is on accrual at the time of the modification, it generally stays on accrual.  Commercial and consumer loans modified in a troubled debt restructuring are closely monitored for delinquency as an early indicator of possible future default.  If loans modified in a troubled debt restructuring subsequently default, CTBI evaluates the loan for possible further impairment.  The allowance for loan losses may be increased, adjustments may be made in the allocation of the allowance, or partial charge-offs may be taken to further write-down the carrying value of the loan.  Presented below, segregated by class of loans, are loans that were modified as troubled debt restructurings within the previous 12 months which have subsequently defaulted.  CTBI considers a loan in default when it is 90 days or more past due or transferred to nonaccrual.

	Three Months Ended		Nine Months Ended
(in thousands)	September 30 2011		September 30 2011
	Number of Loans	Recorded Balance	Number of Loans	Recorded Balance
Commercial:
Commercial construction	2	$3,913	2	$3,913
Commercial secured by real estate	0	0	0	0
Commercial other	0	0	2	83

Residential:
Real estate construction	0	0	0	0
Real estate mortgage	0	0	0	0

Consumer:
Consumer direct	1	7	1	7
Consumer indirect	0	0	0	0
Total defaulted restructured loans	3	$3,920	5	$4,003

The following tables present the activity in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method for the three and nine months ended September 30, 2011 and the year ended December 31, 2010:

	Three Months Ended September 30, 2011
(in thousands)	Commercial Construction	Commercial Secured by Real Estate	Commercial Other	Equipment Lease Financing	Real Estate Construction	Real Estate Mortgage	Home Equity	Consumer Direct	Consumer Indirect	Total
Allowance for loan losses
Beginning balance	$4,637	$13,202	$5,452	$123	$296	$3,938	$514	$1,067	$5,923	$35,152
Provision charged to expense	1,162	(134)	366	0	261	692	56	(6)	118	2,515
Losses charged off	304	369	856	0	244	566	44	261	716	3,360
Recoveries	16	27	127	0	6	17	7	141	351	692
Ending balance	$5,511	$12,726	$5,089	$123	$319	$4,081	$533	$941	$5,676	$34,999

Ending balance:
Individually evaluated for impairment	$3,714	$1,826	$765	$0	$0	$0	$0	$0	$0	$6,305
Collectively evaluated for impairment	$1,797	$10,900	$4,324	$123	$319	$4,081	$533	$941	$5,676	$28,694

Loans
Ending balance:
Individually evaluated for impairment	$14,995	$35,927	$4,789	$0	$28	$83	$0	$78	$121	$56,021
Collectively evaluated for impairment	$106,147	$770,251	$372,101	$10,765	$50,422	$644,696	$84,173	$124,363	$354,618	$2,517,536

	Nine Months Ended September 30, 2011
(in thousands)	Commercial Construction	Commercial Secured by Real Estate	Commercial Other	Equipment Lease Financing	Real Estate Construction	Real Estate Mortgage	Home Equity	Consumer Direct	Consumer Indirect	Total
Allowance for loan losses
Beginning balance	$4,332	$12,327	$7,392	$148	$271	$2,982	$407	$1,169	$5,777	$34,805
Provision charged to expense	1,958	2,858	1,039	(25)	347	2,247	282	70	1,446	10,222
Losses charged off	808	2,582	3,691	0	319	1,217	171	670	2,630	12,088
Recoveries	29	123	349	0	20	69	15	372	1,083	2,060
Ending balance	$5,511	$12,726	$5,089	$123	$319	$4,081	$533	$941	$5,676	$34,999

Ending balance:
Individually evaluated for impairment	$3,714	$1,826	$765	$0	$0	$0	$0	$0	$0	$6,305
Collectively evaluated for impairment	$1,797	$10,900	$4,324	$123	$319	$4,081	$533	$941	$5,676	$28,694

Loans
Ending balance:
Individually evaluated for impairment	$14,995	$35,927	$4,789	$0	$28	$83	$0	$78	$121	$56,021
Collectively evaluated for impairment	$106,147	$770,251	$372,101	$10,765	$50,422	$644,696	$84,173	$124,363	$354,618	$2,517,536

	Twelve Months Ended December 31, 2010
(in thousands)	Commercial Construction	Commercial Secured by Real Estate	Commercial Other	Equipment Lease Financing	Real Estate Construction	Real Estate Mortgage	Home Equity	Consumer Direct	Consumer Indirect	Total
Allowance for loan losses
Beginning balance	$3,381	$10,961	$7,472	$221	$291	$3,041	$455	$1,258	$5,563	$32,643
Provision charged to expense	2,640	5,029	4,416	(73)	(17)	526	287	532	3,144	16,484
Losses charged off	1,695	3,826	5,184	0	22	684	358	1,256	4,611	17,636
Recoveries	6	163	688	0	19	99	23	635	1,681	3,314
Ending balance	$4,332	$12,327	$7,392	$148	$271	$2,982	$407	$1,169	$5,777	$34,805

Ending balance:
Individually evaluated for impairment	$2,554	$2,575	$3,093	$0	$0	$0	$0	$0	$0	$8,222
Collectively evaluated for impairment	$1,778	$9,752	$4,299	$148	$271	$2,982	$407	$1,169	$5,777	$26,583

Loans
Ending balance:
Individually evaluated for impairment	$15,841	$32,691	$13,037	$0	$790	$950	$0	$0	$0	$63,309
Collectively evaluated for impairment	$119,250	$774,358	$375,709	$14,151	$56,120	$622,901	$85,103	$126,046	$368,233	$2,541,871

Activity in the allowance for loan and lease losses was as follows:

	Three Months Ended	Nine Months Ended
(in thousands)	September 30, 2010	September 30, 2010
Allowance balance, beginning of period	$36,156	$32,643
Additions to allowance charged against operations	3,676	12,504
Recoveries credited to allowance	855	2,473
Losses charged against allowance	(6,449)	(13,382)
Allowance balance, end of period	$34,238	$34,238

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

The following table presents the components of mortgage banking income:

	Three Months Ended		Nine Months Ended
	September 30		September 30
(in thousands)	2011	2010	2011	2010
Net gain on sale of loans held for sale	$438	$575	$1,166	$1,354
Net loan servicing income (loss)
Servicing fees	270	280	805	828
Late fees	17	18	58	53
Ancillary fees	66	93	186	216
Fair value adjustments	(757)	(213)	(1,139)	(1,194)
Net loan servicing income (loss)	(404)	178	(90)	(97)
Mortgage banking income (loss)	$34	$753	$1,076	$1,257

Mortgage loans serviced for others are not included in the accompanying balance sheets.  Mortgage loans serviced for the benefit of others (primarily FHLMC) at September 30, 2011, December 31, 2010, and September 30, 2010, were $424 million, $425 million, and $444 million, respectively.  Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors, and processing foreclosures.  Custodial escrow balances maintained in connection with the foregoing loan servicing, and included in demand deposits, were approximately $1.7 million at September 30, 2011, $0.5 million at December 31, 2010, and $1.7 million at September 30, 2010.

Activity for capitalized mortgage servicing rights using the fair value method was as follows:

	Nine Months Ended
	September 30
(in thousands)	2011	2010
Fair value, beginning of period	$3,161	$3,406
New servicing assets created	378	433
Change in fair value during the period due to:
Time decay (1)	(99)	(105)
Payoffs (2)	(83)	(103)
Changes in valuation inputs or assumptions (3)	(957)	(986)
Fair value, end of period	$2,400	$2,645

(1)	Represents decrease in value due to regularly scheduled loan principal payments and partial loan paydowns.
(2)	Represents decrease in value due to loans that paid off during the period.
(3)	Represents change in value resulting from market-driven changes in interest rates and prepayment speeds.

The fair value of capitalized mortgage servicing rights was $2.4 million at September 30, 2011 compared to $3.2 million at December 31, 2010 and $2.6 million at September 30, 2010.  Fair values were determined by third-party valuations using a discount rate of 10.0% for the quarters ended September 30, 2011, December 31, 2010 and September 30, 2010, and weighted average default rates of 2.4%, 2.0%, and 1.84% respectively.  Prepayment speeds generated using the Andrew Davidson Prepayment Model averaged 17.7%, 13.3%, and 17.4% at September 30, 2011, December 31, 2010, and September 30, 2010, respectively.  MSR values are very sensitive to movement in interest rates as expected future net servicing income depends on the projected balance of the underlying loans, which can be greatly impacted by the level of prepayments.  CTBI does not currently hedge against changes in the fair value of its MSR portfolio.

Note 6 – Other Real Estate Owned

Activity for foreclosed properties during the three and nine months ended September 30, 2011 and 2010 was as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
(in thousands)	2011	2010	2011	2010
Beginning balance	$46,791	$40,105	$42,935	$37,333
New assets acquired	14,613	2,655	25,551	9,105
Capitalized costs	192	18	253	203
Fair value adjustments	(713)	(83)	(2,890)	(478)
Sale of assets	(2,879)	(1,612)	(7,845)	(5,080)
Ending balance	$58,004	$41,083	$58,004	$41,083

Carrying costs and fair value adjustments associated with foreclosed properties were $1.5 million and $0.6 million for the quarters ended September 30, 2011 and September 30, 2010, respectively, and $4.5 million and $2.1 million for the nine months ended September 30, 2011 and 2010, respectively.

Note 7 – Borrowings

Short-term debt consists of the following:

(in thousands)	September 30 2011	December 31 2010
Subsidiaries:
Repurchase agreements	$229,000	$188,275
Federal funds purchased	16,345	9,680
Total short-term debt	$245,345	$197,955

All federal funds purchased and the majority of repurchase agreements mature and reprice daily.  The average rates paid for federal funds purchased and repurchase agreements on September 30, 2011 were 0.15% and 0.71%, respectively.

The maximum balance for repurchase agreements at any month-end during the nine months ended September 30, 2011 occurred at September 30, 2011, with a month-end balance of $229.0 million.  The average balance of repurchase agreements for the nine months ended September 30, 2011 was $200.0 million.

Federal Home Loan Bank advances consisted of the following monthly amortizing and term borrowings:

(in thousands)	September 30 2011	December 31 2010
Monthly amortizing	$1,658	$1,238
Term	20,000	20,000
Total advances	$21,658	$21,238

The advances from the Federal Home Loan Bank that require monthly principal payments were due for repayment as follows:

	Principal Payments Due by Period at September 30, 2011
(in thousands)	Total	Within 1 Year	2 Years	3 Years	4 Years	5 Years	After 5 Years
Outstanding advances, weighted average interest rate – 2.25%	$1,658	$201	$151	$116	$114	$113	$963

The term advances that require the total payment to be made at maturity follow:

(in thousands)	September 30 2011	December 31 2010
Advance #158, 0.37%, due 1/24/11	$0	$20,000
Advance #271, 0.25%, due 1/18/12	20,000	0
Total term advances	$20,000	$20,000

Advances totaling $21.7 million at September 30, 2011 were collateralized by FHLB stock of $25.7 million and a blanket lien on qualifying first mortgage loans.  As of September 30, 2011, CTBI had a $390.7 million FHLB borrowing capacity with $21.7 million in advances and $107.5 million in letters of credit leaving $261.5 million available for additional advances.  The advances had fixed interest rates ranging from 0.00% to 7.75% with a weighted average rate of 0.40%.  The advances are subject to restriction or penalties in the event of prepayment.

Long-term debt consists of the following:

(in thousands)	September 30 2011	December 31 2010
Junior subordinated debentures, 6.52%, due 6/1/37	$61,341	$61,341

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

On October 27, 2011, Community Trust Bancorp, Inc. entered into a revolving credit promissory note for a line of credit in the amount of $12 million at a floating interest rate of 2.25% in excess of the one-month LIBOR Rate, with an unused commitment fee of 0.15%.  Currently, all $12 million remain available for general corporate purposes.  The agreement, which was effective October 27, 2011, replaced the agreement dated October 28, 2010, and will mature on October 26, 2012.

Note 8 – Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 30		September 30
(in thousands except per share data)	2011	2010	2011	2010
Numerator:
Net income	$10,665	$8,450	$28,939	$23,794

Denominator:
Basic earnings per share:
Weighted average shares	15,318	15,239	15,307	15,223
Diluted earnings per share:
Effect of dilutive stock options	21	36	24	37
Adjusted weighted average shares	15,339	15,275	15,331	15,260

Earnings per share:
Basic earnings per share	$0.70	$0.55	$1.89	$1.56
Diluted earnings per share	0.70	0.55	1.89	1.56

Options to purchase 356,205 and 323,755 common shares, respectively, were excluded from the diluted calculations above for the three and nine months ended September 30, 2011, because the exercise prices on the options were greater than the average market price for the period.  Options to purchase 422,972 common shares were excluded from the diluted calculations above for the three and nine months ended September 30, 2010.

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

Assets Measured on a Recurring Basis

The following tables present information about CTBI’s assets measured at fair value on a recurring basis as of September 30, 2011 and December 31, 2010, and indicates the fair value hierarchy of the valuation techniques and inputs utilized by CTBI to determine such fair value.

(in thousands)		Fair Value Measurements at September 30, 2011 Using
	Fair Value September 30 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities:
U.S. Treasury and government agencies	$33,368	$0	$33,368	$0
State and political subdivisions	63,484	0	63,484	0
U.S. government sponsored agency mortgage-backed securities	345,154	0	345,154	0
Marketable equity securities	21,604	0	21,393	211
Mortgage servicing rights	2,400	0	0	2,400
Total recurring assets measured at fair value	$466,010	$0	$463,399	$2,611

(in thousands)		Fair Value Measurements at December 31, 2010 Using
	Fair Value December 31 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities:
U.S. Treasury and government agencies	$29,254	$0	$29,254	$0
State and political subdivisions	51,865	0	51,865	0
U.S. government sponsored agency mortgage-backed securities	237,243	0	237,243	0
Marketable equity securities	20,313	0	20,102	211
Mortgage servicing rights	3,161	0	0	3,161
Total recurring assets measured at fair value	$341,836	$0	$338,464	$3,372

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

Following is a reconciliation of the beginning and ending balances of recurring fair value measurements using significant unobservable (Level 3) inputs:

	Three Months Ended		Nine Months Ended
	September 30		September 30
Marketable Equity Securities (in thousands)	2011	2010	2011	2010
Beginning balance	$211	$211	$211	$211
Total realized and unrealized gains and losses
Included in net income	0	0	0	0
Transfer of Securities from Level 3 to Level 2	0	0	0	0
Purchases	0	0	0	0
Issuances	0	0	0	0
Settlements	0	0	0	0
Ending balance	$211	$211	$211	$211

	Three Months Ended		Nine Months Ended
	September 30		September 30
Mortgage Servicing Rights (in thousands)	2011	2010	2011	2010
Beginning balance	$3,029	$2,692	$3,161	$3,406
Total realized and unrealized gains and losses
Included in net income	(763)	(137)	(957)	(986)
Transfer of Securities from Level 3 to Level 2	0	0	0	0
Purchases	0	0	0	0
Issuances	127	166	378	433
Settlements	7	(76)	(182)	(208)
Ending balance	$2,400	$2,645	$2,400	$2,645

Assets Measured on a Non-Recurring Basis

Assets measured at fair value on a non-recurring basis as of September 30, 2011 and December 31, 2010 are summarized below:

(in thousands)		Fair Value Measurements at September 30, 2011 Using
	Fair Value September 30 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$7,837	$0	$0	$7,837
Other real estate/assets owned	14,305	0	0	14,305

(in thousands)		Fair Value Measurements at December 31, 2010 Using
	Fair Value December 31 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$16,589	$0	$0	$16,589
Other real estate/assets owned	4,579	0	0	4,579

Impaired Loans – Level 3 Inputs.  Loans considered impaired under ASC 310-35, Impairment of a Loan, are loans for which, based on current information and events, it is probable that the creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement.  Impaired loans are subject to nonrecurring fair value adjustments to reflect subsequent (1) partial write-downs that are based on the observable market price or current appraised value of the collateral or (2) the full charge-off of the loan carrying value. Quarter-to-date fair value adjustments on impaired loans were $0.2 million for September 30, 2011 compared to $1.1 million for December 31, 2010 and $3.1 million for September 30, 2010.  Year-to-date fair value adjustments on impaired loans were $0.5 million for September 30, 2011 compared to $5.5 million for December 31, 2010 and $2.5 million for September 30, 2010.

Other real estate/assets owned – Level 3 Inputs.  In accordance with the provisions of ASC 360, Property, Plant, and Equipment, long-lived assets held for sale with a carrying amount of $14.3 million were written down to their fair value during the year.  Long-lived assets are subject to nonrecurring fair value adjustments to reflect partial write-downs that are based on the observable market price or current appraised value of the collateral.  Quarter-to-date fair value adjustments on other real estate/assets owned were $0.7 million as of September 30, 2011 compared to $0.2 million as of December 31, 2011 and $0.1 million as of September 30, 2010. Year-to-date fair value adjustments on other real estate/assets owned were $2.8 million as of September 30, 2011 compared to $0.7 million as of December 31, 2010 and $0.5 million as of September 30, 2010.

The following table presents the carrying amounts and estimated fair values of financial instruments at September 30, 2011 and December 31, 2010:

(in thousands)	September 30, 2011		December 31, 2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$250,406	$250,406	$158,983	$158,983
Certificates of deposits in other banks	13,279	13,020	14,762	14,775
Securities available-for-sale	463,610	463,610	338,675	338,675
Securities held-to-maturity	1,662	1,663	1,662	1,662
Loans, net (including impaired loans)	2,538,558	2,544,057	2,570,375	2,582,596
Loans held for sale	826	845	455	462
Federal Home Loan Bank stock	25,674	25,674	25,673	25,673
Federal Reserve Bank stock	4,882	4,882	4,434	4,434
Accrued interest receivable	11,969	11,969	12,574	12,574
Capitalized mortgage servicing rights	2,400	2,400	3,161	3,161

Financial liabilities:
Deposits	$2,808,822	$2,811,070	$2,706,117	$2,690,960
Repurchase agreements	229,000	228,892	188,275	186,989
Federal funds purchased	16,345	16,345	9,680	9,680
Advances from Federal Home Loan Bank	21,658	21,655	21,238	21,213
Long-term debt	61,341	31,988	61,341	30,894
Accrued interest payable	4,869	4,869	2,848	2,848

Unrecognized financial instruments:
Letters of credit	$0	$0	$0	$0
Commitments to extend credit	0	0	0	0

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

Other financial instruments – The estimated fair value for other financial instruments and off-balance sheet loan commitments approximates cost at September 30, 2011 and December 31, 2010.  Off-balance sheet loan commitments at September 30, 2011 and December 31, 2010 were $449.0 million and $431.5 million, respectively.

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

Overview

Community Trust Bancorp, Inc. (“CTBI”) is a bank holding company headquartered in Pikeville, Kentucky.  At September 30, 2011, CTBI owned one commercial bank and one trust company.  Through its subsidiaries, CTBI has eighty banking locations in eastern, northeastern, central, and south central Kentucky, southern West Virginia, and northeastern Tennessee, and four trust offices across Kentucky.  At September 30, 2011, CTBI had total consolidated assets of $3.6 billion and total consolidated deposits, including repurchase agreements, of $3.0 billion, making it the largest bank holding company headquartered in the Commonwealth of Kentucky.  Total shareholders’ equity at September 30, 2011 was $361.3 million.

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

The activity to goodwill and core deposit intangible for the nine months ended September 30, 2011 is shown below.

(in thousands)	Goodwill	Core Deposit Intangible
Beginning balance, January 1	$65,499	$1,342
Amortization	0	(172)
Acquisition adjustments	(9)	0
Ending balance, September 30	$65,490	$1,170

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

Share-Based Compensation – At September 30, 2011 and December 31, 2010, CTBI had a share-based employee compensation plan, which is described more fully in note 15 to the consolidated financial statements for the year ended December 31, 2010 included in CTBI’s Annual Report on Form 10-K.  CTBI accounts for this plan under the recognition and measurement principles of ASC 718, Share-Based Payment.

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

Dividends

The following schedule shows the quarterly cash dividends paid for the past six quarters:

Pay Date	Record Date	Amount Per Share
October 1, 2011	September 15, 2011	$0.310
July 1, 2011	June 15, 2011	$0.305
April 1, 2011	March 15, 2011	$0.305
January 1, 2011	December 15, 2010	$0.305
October 1, 2010	September 15, 2010	$0.305
July 1, 2010	June 15, 2010	$0.300

Statement of Income Review

CTBI reported earnings of $10.7 million, or $0.70 per basic share, compared to $8.5 million, or $0.55 per basic share, earned during the third quarter of 2010 and $9.0 million, or $0.59 per basic share, earned during the second quarter 2011.  Earnings for the nine months ended September 30, 2011 increased 21.6% to $28.9 million, or $1.89 per basic share, from the $23.8 million, or $1.56 per basic share, earned during the nine months ended September 30, 2010.

Earnings Summary
(in thousands except per share data)	3Q 2011	2Q 2011	3Q 2010	9 Months 2011	9 Months 2010
Net income	$10,665	$8,970	$8,450	$28,939	$23,794
Earnings per share	$0.70	$0.59	$0.55	$1.89	$1.56
Earnings per share—diluted	$0.70	$0.58	$0.55	$1.89	$1.56

Return on average assets	1.20%	1.03%	1.04%	1.11%	1.00%
Return on average equity	11.75%	10.23%	9.95%	10.99%	9.62%
Efficiency ratio	58.10%	61.91%	59.52%	60.25%	59.79%
Tangible common equity	8.44%	8.35%	8.58%	8.44%	8.58%

Dividends declared per share	$0.310	$0.305	$0.305	$0.920	$0.905
Book value per share	$23.44	$22.87	$22.01	$23.44	$22.01

Weighted average shares	15,318	15,308	15,239	15,307	15,223
Weighted average shares—diluted	15,339	15,332	15,275	15,331	15,260

Third Quarter 2011 Highlights

❖
CTBI's basic earnings per share for the quarter increased $0.15 per share from third quarter 2010 and $0.11 per share from second quarter 2011.  Year-to-date basic earnings per share increased $0.33 per share from prior year.  Earnings for the first nine months of 2011 were impacted by increased net interest income and noninterest income and decreased provision for loan loss partially offset by increased noninterest expense.

❖
CTBI’s quarterly net interest margin of 4.11% was an increase from 3.95% for the quarter ended September 30, 2010 but a decrease from 4.17% for prior quarter.  Year-to-date net interest margin of 4.18% was a 13 basis point increase from prior year.

❖
Nonperforming loans at $37.5 million decreased from the $62.0 million at December 31, 2010 and the $59.6 million at June 30, 2011.  Nonperforming assets at $95.6 million decreased $9.5 million from prior year-end and $10.8 million from prior quarter.

❖
The loan loss provision for the quarter decreased $1.2 million from prior year third quarter and $0.8 million from prior quarter.  Year-to-date loan loss provision decreased $2.3 million from the nine months ended September 30, 2010.

❖
Net loan charge-offs for the quarter ended September 30, 2011 of $2.7 million, or 0.41% of average loans annualized, was a decrease from the $5.6 million, or 0.91%, experienced for the third quarter 2010 and from prior quarter’s $3.3 million, or 0.52%.

❖
Our loan loss reserve as a percentage of total loans outstanding at September 30, 2011 remained at 1.36% from prior quarter compared to 1.34% at December 31, 2010.  The allowance-to-legacy loan ratio, which excludes acquired loans, was 1.41%, 1.40%, and 1.42%, respectively, at September 30, 2011, December 31, 2010, and June 30, 2011.

❖
Noninterest income increased 3.3% for the quarter ended September 30, 2011 compared to same period 2010 and prior quarter.  Noninterest income for the nine months ended September 30, 2011 increased $2.4 million, or 8.0%, from prior year.  The increase from prior year was primarily attributable to increased deposit service charges and trust revenue.

❖	Our loan portfolio decreased $31.6 million from prior year-end and $6.9 million from prior quarter.

❖	Our investment portfolio increased $124.9 million from prior year-end and $6.8 million during the quarter.

❖	Deposits, including repurchase agreements, increased $143.4 million from prior year-end and $44.4 million from prior quarter.

❖	Our tangible common equity/tangible assets ratio remains strong at 8.44%.

CTBI had basic weighted average shares outstanding of 15.3 million for both the three and nine months ended September 30, 2011 compared to 15.2 million for both the three and nine months ended September 30, 2010.  The following table sets forth on an annualized basis the return on average assets and return on average shareholders’ equity for the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2011	2010	2011	2010
Return on average shareholders' equity	11.75%	9.95%	10.99%	9.62%
Return on average assets	1.20%	1.04%	1.11%	1.00%

Net Interest Income

CTBI experienced a 13 basis point improvement in its net interest margin for the first nine months of 2011 compared to prior year.  Net interest income for the first nine months of 2011 increased 12.0% from prior year.  Our quarterly net interest margin increased 16 basis points from prior year but decreased 6 basis points from prior quarter.  Net interest income for the third quarter 2011 increased 12.7% from prior year third quarter and 0.7% from prior quarter with average earning assets increasing 8.4% and 1.0%, respectively, for the same periods.  The yield on average earning assets decreased 22 basis points from prior year third quarter and 12 basis points from prior quarter.  The decline in yield on earning assets is the result of a change in our earning asset mix.  Loans represented 79.7% of our average earning assets for the quarter ended September 30, 2011, compared to 81.9% and 80.7% for the quarters ended September 30, 2010 and June 30, 2011, respectively.  As deposits, including repurchase agreements, have increased and loan demand has slowed, management has chosen to invest the excess liquidity in our investment portfolio resulting in increased net interest income while decreasing our net interest margin.  The cost of interest bearing funds decreased 48 basis points and 7 basis points, respectively, for the same periods, primarily the result of the repricing of our CD products.

The following table summarizes the annualized net interest spread and net interest margin for the three and nine months ended September 30, 2011 and 2010.

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2011	2010	2011	2010
Yield on interest earning assets	4.92%	5.14%	5.06%	5.29%
Cost of interest bearing funds	1.03%	1.51%	1.11%	1.57%
Net interest spread	3.89%	3.63%	3.95%	3.72%

Net interest margin	4.11%	3.95%	4.18%	4.05%

Provision for Loan Losses

The analysis of the changes in the allowance for loan losses and selected ratios is set forth below:

	Nine Months Ended
	September 30
(in thousands)	2011	2010
Allowance balance at January 1	$34,805	$32,643
Additions to allowance charged against operations	10,222	12,504
Recoveries credited to allowance	2,060	2,473
Losses charged against allowance	(12,088)	(13,382)
Allowance balance at September 30	$34,999	$34,238

Allowance for loan losses to period-end loans	1.36%	1.40%
Average loans, net of unearned income	$2,585,172	$2,439,646
Provision for loan losses to average loans, annualized	0.53%	0.69%
Loan charge-offs net of recoveries, to average loans, annualized	0.52%	0.60%

           Net loan charge-offs for the quarter were $2.7 million, or 0.41% of average loans annualized, a decrease from prior year third quarter's $5.6 million, or 0.91%, and prior quarter’s $3.3 million, or 0.52%.  Of the total net charge-offs for the quarter, $1.1 million was in commercial loans, $0.4 million was in indirect auto loans, and $0.8 million was in residential real estate mortgage loans.  Allocations to loan loss reserves were $2.5 million for the quarter ended September 30, 2011 compared to $3.7 million for the quarter ended September 30, 2010 and $3.3 million for the quarter ended June 30, 2011.  Our loan loss reserve as a percentage of total loans outstanding at September 30, 2011 was 1.36% compared to 1.40% at September 30, 2010 and 1.36% at June 30, 2011.  Generally accepted accounting principles require that expected credit losses associated with loans obtained in an acquisition be reflected in the estimation of loan fair value as of the acquisition date and prohibits any carryover of an allowance for credit losses.  Excluding amounts related to loans obtained in the fourth quarter 2010 acquisition of LaFollette, the allowance-to-legacy loan ratio was 1.41%, 1.40%, and 1.42%, respectively, at September 30, 2011, September 30, 2010, and June 30, 2011.

Noninterest Income

Noninterest income for the quarter ended September 30, 2011 increased 3.3% from prior year third quarter and prior quarter.  Noninterest income for the nine months ended September 30, 2011 increased 8.0% from prior year.  The year over year increase was primarily attributable to increased deposit service charges and trust revenue partially offset by decreased gains on sales of loans and loan related fees.

Noninterest Expense

Noninterest expense for the quarter increased 7.6% from prior year third quarter but decreased 4.9% from prior quarter.  Noninterest expense for the nine months ended September 30, 2011 increased 11.8% from prior year, primarily as a result of increased personnel expense, including health insurance; repossession expense; and other real estate owned expense, including adjustments to reflect declines in the values of foreclosed properties, as well as expected losses in investments in limited partnerships that were offset by tax credits.

 Balance Sheet Review

CTBI’s total assets at $3.6 billion increased $200.8 million, or an annualized 8.0%, from December 31, 2010 and $72.0 million, or an annualized 8.2%, during the quarter.  Loans outstanding at September 30, 2011 were $2.6 billion decreasing $31.6 million from December 31, 2010, or an annualized (1.6%), and $6.9 million, or an annualized (1.1%), during the quarter.  CTBI's investment portfolio increased $124.9 million, or an annualized 49.1% from December 31, 2010 and $6.8 million, or an annualized 5.9% during the quarter.  Deposits, including repurchase agreements, at $3.0 billion increased $143.4 million, or an annualized 6.6%, from December 31, 2010 and $44.4 million, or an annualized 5.9%, from prior quarter.

Shareholders’ equity at September 30, 2011 was $361.3 million compared to $338.6 million at December 31, 2010 and $352.3 million at June 30, 2011.  CTBI's annualized dividend yield to shareholders as of September 30, 2011 was 5.32%.

Loans

Loan growth during the quarter of $6.3 million in the residential loan portfolio was offset by declines of $9.9 million in the commercial loan portfolio and $3.4 million in the consumer loan portfolio. The residential portfolio increased $14.1 million from December 31, 2010, while the commercial and consumer portfolios decreased $30.1 million and $15.6 million, respectively, during the same period.

The following tables summarize CTBI’s nonperforming loans as of September 30, 2011 and December 31, 2010.

(in thousands)	Nonaccrual Loans	As a % of Loan Balances by Category	Accruing Loans Past Due 90 Days or More	As a % of Loan Balances by Category	Total Loan Balances
September 30, 2011
Commercial construction	$10,078	8.32%	$2,821	2.33%	$121,142
Commercial secured by real estate	9,235	1.15%	3,327	0.41%	806,178
Equipment lease financing	0	0.00%	0	0.00%	10,765
Commercial other	2,131	0.57%	667	0.18%	376,890
Real estate construction	873	1.73%	26	0.05%	50,450
Real estate mortgage	5,484	0.85%	1,912	0.30%	644,779
Home equity	185	0.22%	287	0.34%	84,173
Consumer direct	0	0.00%	87	0.07%	124,441
Consumer indirect	0	0.00%	416	0.12%	354,739
Total	$27,986	1.09%	$9,543	0.37%	$2,573,557

(in thousands)	Nonaccrual Loans	As a % of Loan Balances by Category	Accruing Loans Past Due 90 Days or More	As a % of Loan Balances by Category	Total Loan Balances
December 31, 2010
Commercial construction	$13,138	9.73%	$1,178	0.87%	$135,091
Commercial secured by real estate	15,608	1.93%	9,641	1.19%	807,049
Equipment lease financing	0	0.00%	0	0.00%	14,151
Commercial other	9,338	2.40%	1,692	0.44%	388,746
Real estate construction	636	1.12%	372	0.65%	56,910
Real estate mortgage	6,137	0.98%	3,337	0.53%	623,851
Home equity	164	0.19%	226	0.27%	85,103
Consumer direct	0	0.00%	70	0.06%	126,046
Consumer indirect	0	0.00%	498	0.14%	368,233
Total	$45,021	1.73%	$17,014	0.65%	$2,605,180

CTBI's total nonperforming loans were $37.5 million at September 30, 2011, a $24.5 million, or 39.5%, decrease from the $62.0 million at December 31, 2010 and a $22.1 million, or 37.0%, decrease from the $59.6 million at June 30, 2011.  The decrease for the quarter included a $17.2 million decrease in the 90+ days past due category and a $4.9 million decline in nonaccrual loans.  Loans 30-89 days past due at $26.2 million is a decline of $2.3 million from prior year-end but an increase of $4.0 million from prior quarter.  This increase is primarily in commercial and industrial loans that are secured by business assets and real estate located in Central and Northeastern Kentucky.  Our loan portfolio management processes focus on the immediate identification, management, and resolution of problem loans to maximize recovery and minimize loss.

Impaired loans, loans not expected to meet contractual principal and interest payments, at September 30, 2011 totaled $56.0 million, compared to $65.1 million at June 30, 2011.  Commercial loans secured by real estate contain our largest percentage of impaired loans, comprising 64.1% of total impaired loans.  Commercial loans secured by real estate for which no specific allowance has been designated comprise 55.9% of total impaired loans.  Commercial loans secured by real estate represent a large class of loan types, none of which would have a majority of the total in this class of loans. Included in certain loan categories of impaired loans are troubled debt restructurings that were classified as impaired.  At September 30, 2011, CTBI had $18.9 million in commercial loans secured by real estate, $5.4 million in commercial real estate construction loans, $2.3 million in commercial other loans, and $0.3 million in consumer loans that were modified in troubled debt restructurings and impaired.  Included in these amounts are troubled debt restructurings that were performing in accordance with their modified terms of $16.1 million in commercial loans secured by real estate, $1.3 million in commercial real estate construction loans, $0.4 million in commercial other loans, and $0.2 million in consumer loans.  Management evaluates all impaired loans for impairment and provides specific reserves when necessary.

Our level of foreclosed properties at $58.0 million for the third quarter 2011 was an increase from the $42.9 million at December 31, 2010 and the $46.8 million at prior quarter-end.  Sales of foreclosed properties for the nine months ended September 30, 2011 totaled $7.8 million while new foreclosed properties totaled $25.6 million.  At September 30, 2011, 21 properties with a book value of $2.7 million were under contracts to sell; however, the closings had not occurred at quarter-end.  The proceeds of these sales per the contracts is $2.9 million, representing 106% of the book value of those properties.

When foreclosed properties are acquired, appraisals are obtained and the properties are booked at the current market value less expected sales expense.  Additionally, periodic updated appraisals are obtained on unsold foreclosed properties.  When an updated appraisal reflects a market value below the current book value, a charge is booked to current earnings to reduce the property to its new market value less expected sales expense.  During the third quarter of 2011, 41 properties totaling $6.7 million were reappraised.  Charges to earnings to reflect the decrease in current market values of 25 of these foreclosed properties totaled $0.7 million, representing a 13.4% decline in the value of the properties reappraised.  Charges during the quarters ended September 30, 2010 and June 30, 2011 were $0.1 million and $1.7 million, respectively.  The year-to-date charges for the nine months ended September 30, 2011 and 2010 were $2.8 million and $0.5 million, respectively.  Our policy for determining the frequency of periodic reviews is based upon consideration of the specific properties and the known or perceived market fluctuations in a particular market and is typically between 12 and 18 months.  Eighty-five percent of our OREO properties have been reappraised within the past 12 months.  Our 1-4 family properties continue to be primarily in the Lexington/Central Kentucky MSA while the Construction/land development/other category, which comprises 35.3% of our OREO portfolio is spread across the Bank’s footprint.    Management anticipates that our foreclosed properties will remain elevated as we work through current market conditions.

(in thousands)	September 30 2011	December 31 2010
1-4 family	$20,263	$18,792
Agricultural/farmland	653	58
Construction/land development/other	20,464	10,207
Multifamily	4,771	4,594
Non-farm/non-residential	11,853	9,284
Total other real estate owned	$58,004	$42,935

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

Securities

CTBI uses its securities held-to-maturity for production of income and to manage cash flow needs through expected maturities.  CTBI uses its securities available-for-sale for income and balance sheet liquidity management.  Securities available-for-sale reported at fair value increased from $338.7 million as of December 31, 2010 to $463.6 million at September 30, 2011.  The excess of market over cost increased from $6.0 million at December 31, 2010 to $15.7 million at September 30, 2011.  Securities held-to-maturity remained at $1.7 million from December 31, 2010 to September 30, 2011.  Total securities as a percentage of total assets were 10.1% as of December 31, 2010 and 13.1% as of September 30, 2011.

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

CTBI owns securities with an estimated fair value of $463.6 million that are designated as available-for-sale and available to meet liquidity needs on a continuing basis.  In addition, CTBI has $13.3 million in other investments consisting of certificates of deposits in other banks.  All certificates of deposit in other banks are made at or below the FDIC insured maximum of $250 thousand.  CTBI also has available Federal Home Loan Bank advances for both liquidity and management of its asset/liability position.  FHLB advances increased slightly from $21.2 million at December 31, 2010 to $21.7 million at September 30, 2011.  FHLB additional borrowing capacity at September 30, 2011 was $261.5 million.  Long-term debt remained at $61.3 million from December 31, 2010 to September 30, 2011.  The parent company has a $12 million line of credit, all of which is currently available for general corporate purposes.  At September 30, 2011, federal funds sold were $5.1 million compared to $26.3 million at December 31, 2010, and deposits with the Federal Reserve were $157.3 million compared to $48.9 million at year-end.  Additionally, management projects cash flows from CTBI’s investment portfolio to generate additional liquidity over the next 90 days.

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

The investment portfolio consists of investment grade short-term issues suitable for bank investments.  The majority of the investment portfolio is in U.S. government and government sponsored agency issuances.  The average life of the portfolio is 3.48 years. At the end of the third quarter 2011, available-for-sale (“AFS”) securities comprised approximately 99.6% of the total investment portfolio, and the AFS portfolio was approximately 128.3% of equity capital. Ninety percent of the pledge eligible portfolio was pledged.

CTBI’s stock repurchase program began in December 1998 with the authorization to acquire up to 500,000 shares and was increased by an additional 1,000,000 shares in July 2000 and in May 2005.  CTBI has not repurchased any shares of its common stock since February 2008.  There are currently 288,519 shares remaining under CTBI’s current repurchase authorization.  As of September 30, 2011, a total of 2,211,481 shares have been repurchased through this program.

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

CTBI’s principal source of funds used to pay dividends to shareholders and service long-term debt is the dividends it receives from the subsidiary bank.  Various federal statutory provisions, in addition to regulatory policies and directives, limit the amount of dividends that subsidiary banks can pay without prior regulatory approval.  These restrictions have had no major impact on CTBI’s dividend policy or its ability to service long-term debt, nor is it anticipated that they would have any major impact in the foreseeable future.  During the remainder of 2011, approximately $21.4 million plus any remaining 2011 net profits can be paid by CTBI’s banking subsidiary without prior regulatory approval.

The primary source of capital for CTBI is the retention of earnings.  CTBI paid cash dividends of $0.92 per share during the first nine months of 2011.  Basic earnings per share for the same period was $1.89 per share.  CTBI retained 51.3% of earnings for the first nine months of 2011.

Under guidelines issued by banking regulators, CTBI and its subsidiary bank are required to maintain a minimum Tier 1 risk-based capital ratio of 4% and a minimum total risk-based ratio of 8%.  In order to be considered “well-capitalized” CTBI must maintain ratios of 6% and 10%, respectively.  Risk-based capital ratios weight the relative risk factors of all assets and consider the risk associated with off-balance sheet items.  CTBI must also maintain a minimum Tier 1 leverage ratio of 4%.  The well-capitalized ratio for Tier 1 leverage is 5%.  CTBI’s Tier 1 leverage, Tier 1 risk-based, and total risk-based ratios were 10.00%, 13.65%, and 14.92%, respectively, as of September 30, 2011, all exceeding the threshold for meeting the definition of well-capitalized.

As of September 30, 2011, management is not aware of any conditions or current recommendations by banking regulatory authorities which, if they were to be implemented, would have, or would be reasonably likely to have, a material adverse impact on CTBI’s liquidity, capital resources, or operations, except as provided for in the Dodd-Frank Act which is discussed in the Supervision and Regulation section of Item 1. Business included in CTBI’s Annual Report on Form 10-K for the year ended December 31, 2010.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Interest rate risk management focuses on maintaining consistent growth in net interest income within Board-approved policy limits.  CTBI uses an earnings simulation model to analyze net interest income sensitivity to movements in interest rates.  Given a 200 basis point increase to the yield curve used in the simulation model, it is estimated net interest income for CTBI would increase by 0.83 percent over one year and would decrease by 2.79 percent over two years.  A 25 basis point decrease in the yield curve would decrease net interest income by an estimated 0.21 percent over one year and decrease by 0.52 percent over two years.  For further discussion of CTBI’s market risk, see the Management’s Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Market Risk included in the Annual Report on Form 10-K for the year ended December 31, 2010.

Item  4.  Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

CTBI’s management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934.  As of the end of the period covered by this report, an evaluation was carried out by CTBI’s management, with the participation of our Chief Executive Officer and the Executive Vice President/Treasurer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, management concluded that disclosure controls and procedures as of September 30, 2011 were effective in ensuring material information required to be disclosed in this quarterly report on Form 10-Q was recorded, processed, summarized, and reported on a timely basis.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in CTBI’s internal control over financial reporting that occurred during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, CTBI’s internal control over financial reporting.

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

Item 6.	a. Exhibits:
	(1) Certifications Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Exhibit 31.1 Exhibit 31.2
	(2) Certifications Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Exhibit 32.1 Exhibit 32.2
	(3) XBRL Instance Document*	Exhibit 101.INS
	(4) XBRL Taxonomy Extension Schema*	Exhibit 101.SCH
	(5) XBRL Taxonomy Extension Calculation Linkbase*	Exhibit 101.CAL
	(6) XBRL Taxonomy Extension Label Linkbase*	Exhibit 101.LAB
	(7) XBRL Taxonomy Extension Presentation Linkbase*	Exhibit 101.PRE

* These interactive data files are being submitted electronically with this report and, in accordance with Rule 406T of Regulation S-T, are not deemed filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, are not deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, CTBI has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMUNITY TRUST BANCORP, INC.

Date: November 9, 2011	By:	/s/ Jean R. Hale
Jean R. Hale
Chairman, President and Chief Executive Officer

By:	/s/ Kevin J. Stumbo
Kevin J. Stumbo
Executive Vice President and Treasurer
(Principal Financial Officer)