Form 10-K
period 2011-12-31
COMMUNITY TRUST BANCORP INC /KY/
filed 2012-03-15
CIK 350852

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
For the fiscal year ended December 31, 2011
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

Based upon the closing price of the Common Shares of the Registrant on the NASDAQ-Stock Market LLC – Global Select Market, the aggregate market value of voting stock held by non-affiliates of the Registrant as of June 30, 2011 was $405.2 million.  For the purpose of the foregoing calculation only, all directors and executive officers of the Registrant have been deemed affiliates.  The number of shares outstanding of the Registrant’s Common Stock as of February 29, 2012 was 15,526,895.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference into the Form 10-K part indicated:

Document	Form 10-K
(1) Proxy statement for the annual meeting of shareholders to be held April 24, 2012	Part III

CAUTIONARY STATEMENT
REGARDING FORWARD LOOKING STATEMENTS

Certain of the statements contained herein that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. CTBI’s actual results may differ materially from those included in the forward-looking statements. Forward-looking statements are typically identified by words or phrases such as “believe,” “expect,” “anticipate,” “intend,” “estimate,” “may increase,” “may fluctuate,” and similar expressions or future or conditional verbs such as “will,” “should,” “would,” and “could.” These forward-looking statements involve risks and uncertainties including, but not limited to, economic conditions, portfolio growth, the credit performance of the portfolios, including bankruptcies, and seasonal factors; changes in general economic conditions including the performance of financial markets, prevailing inflation and interest rates, realized gains from sales of investments, gains from asset sales, and losses on commercial lending activities; results of various investment activities; the effects of competitors’ pricing policies, changes in laws and regulations, competition, and demographic changes in target market populations’ savings and financial planning needs; industry changes in information technology systems on which we are highly dependent; failure of acquisitions to produce revenue enhancements or cost savings at levels or within the time frames originally anticipated or unforeseen integration difficulties; the adoption by CTBI of a Federal Financial Institutions Examination Council (FFIEC) policy that provides guidance on the reporting of delinquent consumer loans and the timing of associated credit charge-offs for financial institution subsidiaries; and the resolution of legal  proceedings and related matters.  In addition, the banking industry in general is subject to various monetary and fiscal policies and regulations, which include those determined by the Federal Reserve Board, the Federal Deposit Insurance Corporation, and state regulators, whose policies and regulations could affect CTBI’s results.  These statements are representative only on the date hereof, and CTBI undertakes no obligation to update any forward-looking statements made.

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

At December 31, 2011, CTBI had total consolidated assets of $3.6 billion and total consolidated deposits, including repurchase agreements, of $3.1 billion, making it the largest bank holding company headquartered in the Commonwealth of Kentucky.

Through its subsidiaries, CTBI engages in a wide range of commercial and personal banking and trust and wealth management activities, which include accepting time and demand deposits; making secured and unsecured loans to corporations, individuals and others; providing cash management services to corporate and individual customers; issuing letters of credit; renting safe deposit boxes; and providing funds transfer services.  The lending activities of our Bank include making commercial, construction, mortgage, and personal loans.  Lease-financing, lines of credit, revolving lines of credit, term loans, and other specialized loans, including asset-based financing, are also available.  Our corporate subsidiaries act as trustees of personal trusts, as executors of estates, as trustees for employee benefit trusts, as registrars, transfer agents, and paying agents for bond and stock issues, as depositories for securities, and as providers of full service brokerage services.

COMPETITION

CTBI’s subsidiaries face substantial competition for deposit, credit, trust, wealth management, and brokerage relationships in the communities we serve.  Competing providers include state banks, national banks, thrifts, trust companies, insurance companies, mortgage banking operations, credit unions, finance companies, brokerage companies, and other financial and non-financial companies which may offer products functionally equivalent to those offered by our subsidiaries.  Many of these providers offer services within and outside the market areas served by our subsidiaries.  We strive to offer competitively priced products along with quality customer service to build customer relationships in the communities we serve.

The United States and global markets, as well as general economic conditions, have been disruptive and volatile.  Some financial institutions have failed and others have been forced to seek acquisition partners.  Larger financial institutions could strengthen their competitive position as a result of ongoing consolidation within the financial services industry.

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

EMPLOYEES

As of December 31, 2011, CTBI and subsidiaries had 1,015 full-time equivalent employees.  Our employees are provided with a variety of employee benefits.  A retirement plan, an employee stock ownership plan, group life insurance, major medical insurance, a cafeteria plan, and annual management and employee incentive compensation plans are available to all eligible personnel.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act

On July 21, 2010, President Obama signed the Dodd-Frank Act into law.  This new law has significantly changed the bank regulatory structure and affected the lending, deposit, investment, trading, and operating activities of financial institutions and their holding companies.  The Dodd-Frank Act has required various federal agencies to adopt a broad range of new implementing rules and regulations and to prepare numerous studies and reports for Congress.  The federal agencies have been given significant discretion in drafting the implementing rules and regulations, and consequently, many of the details and much of the impact of the Dodd-Frank Act are still unknown.

Certain provisions of the Dodd-Frank Act that are relevant to us:

♦
Broadened the base for FDIC insurance assessments, eliminated the ceiling and increased the size of the floor of the Deposit Insurance Fund, and offset the impact of the minimum floor on institutions with less than $10 billion in assets. Assessments are now based on the average consolidated total assets less tangible equity capital of a financial institution.

♦	Removed the federal prohibition on payment of interest on demand deposits, thereby permitting businesses to have interest bearing checking accounts.

♦
Require new capital regulations which call for higher levels of capital.  The same leverage and risk based capital requirements that apply to depository institutions now apply to holding companies.  New issuances of trust preferred securities are no longer eligible to qualify as Tier 1 capital.  However, CTBI’s currently outstanding trust preferred securities are grandfathered and are still considered in Tier 1 capital under the regulations. Under Dodd-Frank, and previously under Federal Reserve policy, we are required to act as a source of financial strength for our bank subsidiary and to commit sufficient resources to support it.

♦
Created a new agency, the Consumer Financial Protection Bureau (Bureau), responsible for the implementation of federal consumer protection laws.  The Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all banks, including the authority to prohibit “unfair, deceptive or abusive” acts and practices.  The term “abusive” is relatively new and untested, and we cannot predict how it will be interpreted and enforced.  Although insured depository institutions with assets of $10 billion or less (such as CTBI) will continue to be supervised and examined by their primary federal regulators, rather than the Bureau, with respect to compliance with federal consumer protection laws, any change in regulatory environment may have a negative impact on all financial institutions. In February 2012, the Bureau announced that it was launching an inquiry into industry checking account overdraft programs to determine how these practices are impacting consumers.  The full reach and the impact of the Bureau’s inquiries and rulemaking powers on the operations of financial institutions are currently unknown.

♦
Permanently increased the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2008, with noninterest bearing transaction accounts and IOLTA accounts having unlimited deposit insurance through December 31, 2012.

♦
Increased the authority of the Federal Reserve Board to examine CTBI and its non-bank subsidiaries and gave the Federal Reserve Board the authority to establish rules regarding interchange fees charged for electronic debit transactions by payment card issuers having assets over $10 billion and to enforce a new statutory requirement that such fees be reasonable and proportional to the actual cost of a transaction to the issuer. The Federal Reserve Board capped fees at 12 cents, subject to adjustment for fraud prevention costs.  Although this requirement does not apply to CTBI, it may impact our ability to generate revenue at the same level as we have in the past.

♦
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

♦
Require publicly traded companies to give stockholders a non-binding vote on executive compensation and so-called "golden parachute" payments in mergers and acquisitions. The legislation also directs the federal banking regulators to issue rules prohibiting incentive compensation that encourages inappropriate risks.

♦
Imposed new restrictions related to mortgage lending, such as new minimum underwriting standards, requiring certain loan provision qualifications, limitations on mortgage terms, and additional disclosures to mortgage borrowers and prohibits certain yield-spread compensation to mortgage originators.

♦
Permits banks to establish de novo interstate branches at a location where a bank based in that state could establish a branch, and requires banks and bank holding companies to be well-capitalized and well-managed in order to acquire banks outside their home state.

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

The national and global economic downturn has resulted in unprecedented levels of financial market volatility and has in general adversely impacted the market value of financial institutions, limited access to capital, and had an adverse effect on the financial condition or results of operations of banking companies in general, including CTBI.  In some cases, the markets have produced downward pressure on stock prices and credit capacity for certain issuers without regard to those issuers’ underlying financial strength.  From early 2008 to the middle of 2010, we experienced significant challenges, credit quality deteriorated, and net income and results of operations were adversely impacted.  While there has been some improvement in economic conditions in our markets starting in the second half of 2010 and continuing through 2011, we believe that we will continue to experience a challenging environment in 2012.  We are part of the financial system and a continuation of the systemic lack of available credit, lack of confidence in the financial sector, increased volatility in the financial markets, and reduced business activity could materially and adversely impact our business, financial condition, and results of operations.  In addition, the possible duration and severity of the adverse economic cycle is unknown and may exacerbate financial service providers’, including CTBI’s, exposure to credit risk.  Actions by Congress, Treasury, the FDIC and other governmental agencies and regulators have been initiated to address economic stabilization, yet the efficacy of these programs in stabilizing the economy and the banking system is still uncertain.  There can be no assurance that these actions will not have an adverse effect on the financial position or results of operations of financial service providers including CTBI.

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

Our loan portfolio is concentrated primarily in eastern, northeastern, central, and south central Kentucky, southern West Virginia, and northeastern Tennessee.  Our profits depend on providing products and services to clients in these local regions.  These regions have experienced an increase in unemployment and a decrease in real estate values.  Further increases in unemployment, additional decreases in real estate values, or increases in interest rates could weaken the local economies in which we operate.  Typically, our market area lags behind the national economy in the recovery from economic downturns.  The improvement of certain economic indicators such as unemployment and real estate asset values, may continue to lag behind improvement in the overall economy.  These economic indicators typically affect certain industries, such as real estate and financial services, more significantly.  A continuation of high levels of unemployment and depressed real estate asset values in the markets we serve would likely prolong the economic recovery period in our market area.  Weakness in our market area could depress our earnings and consequently our financial condition because:
♦	Clients may not want, need, or qualify for our products and services;
♦	Borrowers may not be able to repay their loans;
♦	The value of the collateral securing our loans to borrowers may decline; and
♦	The quality of our loan portfolio may decline.

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

Our earnings and financial condition are dependent to a large degree upon net interest income, which is the difference between interest earned from loans and investments and interest paid on deposits and borrowings.  The narrowing of interest-rate spreads, meaning the difference between the interest rates earned on loans and investments and the interest rates paid on deposits and borrowings, could adversely affect our earnings and financial condition.  Interest rates are highly sensitive to many factors, including:
♦	The rate of inflation;
♦	The rate of economic growth;
♦	Employment levels;
♦	Monetary policies; and
♦	Instability in domestic and foreign financial markets.

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

On July 21, 2010, President Obama signed the Dodd-Frank Act into law.  This new law has significantly changed the bank regulatory structure and affected the lending, deposit, investment, trading, and operating activities of financial institutions and their holding companies.  The Dodd-Frank Act has required various federal agencies to adopt a broad range of new implementing rules and regulations, and to prepare numerous studies and reports for Congress.  The federal agencies have been given significant discretion in drafting the implementing rules and regulations, and consequently, many of the details and much of the impact of the Dodd-Frank Act are still unknown.  This legislation includes, among other things: (i) changes in the manner in which the FDIC deposit insurance assessments are computed and an increase in the minimum designated reserve ratio for the Deposit Insurance Fund; (ii) authorization of interest-bearing demand deposits; (iii) requirements for new capital regulations applicable to banks and bank holding companies which call for higher levels of capital; (iv) creation of the Consumer Financial Protection Bureau, responsible for implementation of federal consumer protection laws which affect banks and bank holding companies; (v) a permanent increase in the maximum amount of deposit insurance for banks; (vi) a prohibition of certain proprietary trading and equity investment activities by banks; (vii) new restrictions related to mortgage lending; (viii) allowance of de novo interstate branching; and (ix) additional corporate governance provisions relating to non-binding shareholder votes on executive compensation and new rules prohibiting incentive compensation that encourages inappropriate risks.

Many aspects of the Dodd-Frank Act are subject to rulemaking and take effect over several years, making it difficult to anticipate the overall financial impact on CTBI. However, compliance with this new law and its implementing regulations will result in additional operating costs that could have a material adverse effect on our financial condition and results of operations.

Government Policies and Oversight
Our business may be adversely affected by changes in government policies and oversight.

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

We are involved from time to time in examinations, reviews, and investigations (both formal and informal) by governmental and regulatory authorities regarding our business.  These matters could result in adverse judgments, settlements, fines, penalties, injunctions, and other relief.

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

Originating and underwriting loans are integral to the success of our business.  This business requires us to take “credit risk,” which is the risk of losing principal and interest income because borrowers fail to repay loans.  Collateral values and the ability of borrowers to repay their loans may be affected at any time by factors such as:
♦	The length and severity of downturns in the local economies in which we operate or the national economy;
♦	The length and severity of downturns in one or more of the business sectors in which our customers operate, particularly the automobile, hotel/motel, coal, and residential development industries; or
♦	A rapid increase in interest rates.

Our loan portfolio includes loans with a higher risk of loss.

We originate commercial real estate loans, construction and development loans, consumer loans, and residential mortgage loans, primarily within our market area.  Commercial real estate, commercial, and construction and development loans tend to involve larger loan balances to a single borrower or groups of related borrowers and are most susceptible to a risk of loss during a downturn in the business cycle.  These loans also have historically had a greater credit risk than other loans for the following reasons:

♦
Commercial Real Estate Loans.  Repayment is dependent on income being generated in amounts sufficient to cover operating expenses and debt service.  These loans also involve greater risks because they are generally not fully amortizing over a loan period, but rather have a balloon payment due at maturity.  A borrower’s ability to make a balloon payment typically will depend on being able to either refinance the loan or timely sell the underlying property.  As of December 31, 2011, commercial real estate loans, including multi-family loans, comprised approximately 36% of our total loan portfolio.

♦
Other Commercial Loans.  Repayment is generally dependent upon the successful operation of the borrower’s business.  In addition, the collateral securing the loans may depreciate over time, be difficult to appraise, be illiquid, or fluctuate in value based on the success of the business.  As of December 31, 2011, other commercial loans comprised approximately 15% of our total loan portfolio.

♦
Construction and Development Loans.  The risk of loss is largely dependent on our initial estimate of whether the property’s value at completion equals or exceeds the cost of property construction and the availability of take-out financing.  During the construction phase, a number of factors can result in delays or cost overruns.  If our estimate is inaccurate or if actual construction costs exceed estimates, the value of the property securing our loan may be insufficient to ensure full repayment when completed through a permanent loan, sale of the property, or by seizure of collateral.  As of December 31, 2011, construction and development loans comprised approximately 7% of our total loan portfolio.

Consumer loans may carry a higher degree of repayment risk than residential mortgage loans, particularly when the consumer loan is unsecured.  Repayment of a consumer loan typically depends on the borrower’s financial stability, and it is more likely to be affected adversely by job loss, illness, or personal bankruptcy.  In addition, federal and state bankruptcy, insolvency, and other laws may limit the amount we can recover when a consumer client defaults.  As of December 31, 2011, consumer loans comprised approximately 18% of our total loan portfolio.

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

As of December 31, 2011, approximately 67% of our loan portfolio is secured by real estate, 36% of which is commercial real estate.  High levels of commercial and consumer delinquencies or further declines in real estate market values could require increased net charge-offs and increases in the allowance for loan and lease losses, which could have a material adverse effect on our business, financial condition, and results of operations and prospects.

Our level of other real estate owned has increased, primarily as a result of foreclosures.  To the extent that we continue to hold a higher level of real estate owned, related real estate expense would likely increase.

During the recent economic downturn, we experienced an increase in nonperforming real estate loans.  As a result, we have experienced, and we continue to experience, an increase in the level of foreclosed properties.  Foreclosed real estate expense consists of maintenance costs, taxes, valuation adjustments to appraisal values, and gains or losses on disposition.  The amount that we may realize after a default is dependent upon factors outside of our control, including but not limited to: (i) general and local economic conditions; (ii) neighborhood values; (iii) interest rates; (iv) real estate tax rates; (v) operating expenses of the properties; (vi) environmental remediation liabilities; (vii) ability to obtain and maintain occupancy of the properties; (viii) zoning laws; (ix) governmental rules, regulations, and fiscal policies; (x) potential vandalism; and (xi) acts of God.  Expenditures associated with the ownership of real estate, such as real estate taxes, insurance, and maintenance costs, may adversely affect income from the real estate.  The cost of operating real property may exceed the income earned from the property, and we may need to advance funds in order to protect our investment in the property, or we may be required to dispose of the property at a loss.  If our levels of other real estate owned increase or are sustained and local real estate values decline, our foreclosed real estate expense will increase, which would adversely impact our results of operations.

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

We face competition both in originating loans and in attracting deposits. Competition in the financial services industry is intense.  We compete for clients by offering excellent service and competitive rates on our loans and deposit products.  The type of institutions we compete with include commercial banks, savings institutions, mortgage banking firms, credit unions, finance companies, mutual funds, insurance companies and brokerage and investment banking firms.  Competition arises from institutions located within and outside our market areas.  As a result of their size and ability to achieve economies of scale, certain of our competitors offer a broader range of products and services than we offer.  The recent economic crisis is likely to result in increased consolidation in the financial industry and larger financial institutions may strengthen their competitive positions.  In addition, to stay competitive in our markets we may need to adjust the interest rates on our products to match the rates offered by our competitors, which could adversely affect our net interest margin.  As a result, our profitability depends upon our continued ability to successfully compete in our market areas while achieving our investment objectives.

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
♦	Safety and soundness guidelines;
♦
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

♦	Anti-competitive concerns with the proposed transaction.

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

Our stock price has been volatile in the past, and several factors could cause the price to fluctuate substantially in the future.  These factors include:
♦	Actual or anticipated variations in earnings;
♦	Changes in analysts' recommendations or projections;
♦	CTBI's announcements of developments related to our businesses;
♦	Operating and stock performance of other companies deemed to be peers;
♦	New technology used or services offered by traditional and non-traditional competitors;
♦	News reports of trends, concerns, and other issues related to the financial services industry; and
♦	Additional governmental policies and enforcement of current laws.

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

Consolidated Average Balance Sheets and Taxable Equivalent Income/Expense and Yields/Rates

	2011			2010			2009
(in thousands)	Average Balances	Interest	Average Rate	Average Balances	Interest	Average Rate	Average Balances	Interest	Average Rate
Earning assets:
Loans (1)(2)(3)	$2,580,351	$145,178	5.63%	$2,461,225	$142,519	5.79%	$2,383,875	$139,677	5.86%
Loans held for sale	749	112	14.95	1,040	111	10.67	1,580	359	22.72
Securities:
U.S. Treasury and agencies	350,612	8,992	2.56	249,835	7,983	3.20	237,641	8,792	3.70
Tax exempt state and political subdivisions (3)	51,565	2,634	5.11	43,128	2,456	5.69	47,801	2,839	5.94
Other securities	30,492	1,141	3.74	36,927	951	2.58	20,812	777	3.73
Federal Reserve Bank and Federal Home Loan Bank stock	30,412	1,374	4.52	29,183	1,351	4.63	29,047	1,402	4.83
Federal funds sold	31,000	84	0.27	89,598	234	0.26	66,619	193	0.29
Interest bearing deposits	132,269	315	0.24	37,989	85	0.22	24,203	54	0.22
Other investments	12,342	87	0.70	11,190	77	0.69	17,267	131	0.76
Investment in unconsolidated subsidiaries	1,856	120	6.47	1,856	120	6.47	1,856	120	6.47
Total earning assets	3,221,648	$160,037	4.97%	2,961,971	$155,887	5.26%	2,830,701	$154,344	5.45%
Allowance for loan and lease losses	(35,808)			(35,741)			(32,599)
	3,185,840			2,926,230			2,798,102
Nonearning assets:
Cash and due from banks	70,239			66,740			59,940
Premises and equipment, net	55,445			49,468			50,843
Other assets	194,379			177,649			138,215
Total assets	$3,505,903			$3,220,087			$3,047,100

Interest bearing liabilities:
Deposits:
Savings and demand deposits	$777,639	$2,824	0.36%	$668,255	$3,074	0.46%	$666,874	$4,002	0.60%
Time deposits	1,460,627	18,458	1.26	1,392,510	26,078	1.87	1,271,072	35,791	2.82
Repurchase agreements and federal funds purchased	219,040	1,625	0.74	198,880	2,027	1.02	180,044	2,457	1.36
Advances from Federal Home Loan Bank	21,670	99	0.46	20,286	79	0.39	47,434	1,291	2.72
Long-term debt	61,341	3,999	6.52	61,341	3,999	6.52	61,341	3,999	6.52
Total interest bearing liabilities	2,540,317	$27,005	1.06%	2,341,272	$35,257	1.51%	2,226,765	$47,540	2.13%

Noninterest bearing liabilities:
Demand deposits	573,067			514,196			471,902
Other liabilities	36,746			30,974			30,722
Total liabilities	3,150,130			2,886,442			2,729,389

Shareholders’ equity	355,773			333,645			317,711
Total liabilities and shareholders’ equity	$3,505,903			$3,220,087			$3,047,100

Net interest income, tax equivalent		$133,032			$120,630			$106,804
Less tax equivalent interest income		1,577			1,376			1,294
Net interest income		$131,455			$119,254			$105,510
Net interest spread			3.91%			3.75%			3.32%
Benefit of interest free funding			0.22			0.32			0.45
Net interest margin			4.13%			4.07%			3.77%

(1) Interest includes fees on loans of $1,889, $1,766, and $1,741 in 2011, 2010, and 2009, respectively.
(2) Loan balances include deferred loan origination costs and principal balances on nonaccrual loans.
(3) Tax exempt income on securities and loans is reported on a fully taxable equivalent basis using a 35% rate.

Net Interest Differential

The following table illustrates the approximate effect of volume and rate changes on net interest differentials between 2011 and 2010 and also between 2010 and 2009.

	Total Change	Change Due to		Total Change	Change Due to
(in thousands)	2011/2010	Volume	Rate	2010/2009	Volume	Rate
Interest income:
Loans	$2,659	$6,775	$(4,116)	$2,842	$4,493	$(1,651)
Loans held for sale	1	(26)	27	(248)	(148)	(100)
U.S. Treasury and agencies	1,009	2,793	(1,784)	(809)	434	(1,243)
Tax exempt state and political subdivisions	178	448	(270)	(383)	(286)	(97)
Other securities	190	(145)	335	174	468	(294)
Federal Reserve Bank and Federal Home Loan Bank stock	23	56	(33)	(51)	7	(58)
Federal funds sold	(150)	(148)	(2)	41	61	(20)
Interest bearing deposits	230	224	6	31	31	0
Other investments	10	8	2	(54)	(49)	(5)
Investment in unconsolidated subsidiaries	0	0	0	0	0	0
Total interest income	4,150	9,985	(5,835)	1,543	5,011	(3,468)

Interest expense:
Savings and demand deposits	(250)	457	(707)	(928)	8	(936)
Time deposits	(7,620)	1,221	(8,841)	(9,713)	3,165	(12,878)
Repurchase agreements and federal funds purchased	(402)	190	(592)	(430)	238	(668)
Advances from Federal Home Loan Bank	20	6	14	(1,212)	(992)	(220)
Long-term debt	0	0	0	0	0	0
Total interest expense	(8,252)	1,874	(10,126)	(12,283)	2,419	(14,702)

Net interest income	$12,402	$8,111	$4,291	$13,826	$2,592	$11,234

For purposes of the above table, changes which are due to both rate and volume are allocated on a percentage basis, using the absolute values of rate and volume variance as a basis for percentages.  Income is stated at a fully taxable equivalent basis, assuming a 35% tax rate.

Investment Portfolio

The maturity distribution and weighted average interest rates of securities at December 31, 2011 are as follows:

Available-for-Sale

	Estimated Maturity at December 31, 2011
	Within 1 Year		1-5 Years		5-10 Years		After 10 Years		Total Fair Value		Amortized Cost
(in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount
U.S. Treasury, government agencies, and government sponsored agencies	$20,699	2.91%	$283,286	2.94%	$121,956	2.66%	$7,643	4.28%	$433,584	2.88%	$422,290
State and municipal obligations	5,184	4.78	15,786	4.62	23,055	4.93	28,119	5.37	72,144	5.02	68,358
Other securities	42	0.00	20,675	2.87	0	0.00	953	1.69	21,670	2.81	21,083
Total	$25,925	3.28%	$319,747	3.02%	$145,011	3.02%	$36,715	5.05%	$527,398	3.17%	$511,731

Held-to-Maturity

	Estimated Maturity at December 31, 2011
	Within 1 Year		1-5 Years		5-10 Years		After 10 Years		Total Amortized Cost		Fair Value
(in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount
State and municipal obligations	$0	0.00%	$0	0.00%	$1,182	4.45%	$0	0.00%	$1,182	4.45%	$1,182
Other securities	0	0.00	0	0.00	480	2.18	0	0.00	480	2.18	479
Total	$0	0.00%	$0	0.00%	$1,662	3.79%	$0	0.00%	$1,662	3.79%	$1,661

Total Securities

	Estimated Maturity at December 31, 2011
	Within 1 Year		1-5 Years		5-10 Years		After 10 Years		Total Amortized Cost		Fair Value
(in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount
Total	$25,925	3.28%	$319,747	3.02%	$146,673	3.03%	$36,715	5.05%	$529,060	3.18%	$513,392

The calculations of the weighted average interest rates for each maturity category are based upon yield weighted by the respective costs of the securities.  The weighted average rates on state and political subdivisions are computed on a taxable equivalent basis using a 35% tax rate.

Excluding those holdings of the investment portfolio in U.S. Treasury securities, government agencies, and government sponsored agencies, there were no securities of any one issuer that exceeded 10% of our shareholders’ equity at December 31, 2011.

The book values of securities available-for-sale and securities held-to-maturity as of December 31, 2011 and 2010 are presented in note 4 to the consolidated financial statements.

The book value of securities at December 31, 2009 is presented below:

(in thousands)	Available-for-Sale	Held-to-Maturity
U.S. Treasury and government agencies	$16,994	$0
State and political subdivisions	44,529	1,576
U.S. government sponsored agencies	181,693	12,280
Other debt securities	0	480
Total debt securities	243,216	14,336
Marketable equity securities	20,540	0
Total securities	$263,756	$14,336

Loan Portfolio

(in thousands)	2011	2010	2009	2008	2007
Commercial:
Construction	$120,577	$135,091	$141,440	$156,425	$143,773
Secured by real estate	798,887	807,049	707,500	663,663	640,574
Equipment lease financing	9,706	14,151	20,048	12,343	5,817
Commercial other	374,597	388,746	373,829	365,685	333,774
Total commercial	1,303,767	1,345,037	1,242,817	1,198,116	1,123,938

Residential:
Real estate construction	53,534	56,910	51,311	56,298	69,021
Real estate mortgage	650,075	623,851	528,592	524,827	511,458
Home equity	84,841	85,103	82,135	84,567	88,207
Total residential	788,450	765,864	662,038	665,692	668,686

Consumer:
Consumer direct	123,949	126,046	115,555	117,186	119,971
Consumer indirect	340,382	368,233	415,350	367,657	315,302
Total consumer	464,331	494,279	530,905	484,843	435,273

Total loans	$2,556,548	$2,605,180	$2,435,760	$2,348,651	$2,227,897

Percent of total year-end loans
Commercial:
Construction	4.72%	5.19%	5.80%	6.65%	6.45%
Secured by real estate	31.25	30.98	29.05	28.26	28.75
Equipment lease financing	0.38	0.54	0.82	0.53	0.26
Commercial other	14.65	14.92	15.35	15.57	14.98
Total commercial	51.00	51.63	51.02	51.01	50.44

Residential:
Real estate construction	2.09	2.18	2.11	2.40	3.10
Real estate mortgage	25.43	23.95	21.70	22.35	22.96
Home equity	3.32	3.27	3.37	3.60	3.96
Total residential	30.84	29.40	27.18	28.35	30.02

Consumer:
Consumer direct	4.85	4.84	4.74	4.99	5.38
Consumer indirect	13.31	14.13	17.06	15.65	14.16
Total consumer	18.16	18.97	21.80	20.64	19.54

Total loans	100.00%	100.00%	100.00%	100.00%	100.00%

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

	Maturity at December 31, 2011
(in thousands)	Within One Year	After One but Within Five Years	After Five Years	Total
Commercial secured by real estate and commercial other	$233,794	$250,344	$689,346	$1,173,484
Commercial and real estate construction	89,411	29,417	55,283	174,111
	$323,205	$279,761	$744,629	$1,347,595

Rate sensitivity:
Fixed rate	$71,798	$28,240	$62,502	$162,540
Adjustable rate	251,407	251,521	682,127	1,185,055
	$323,205	$279,761	$744,629	$1,347,595

Nonperforming Assets

(in thousands)	2011	2010	2009	2008	2007
Nonaccrual loans	$25,753	$45,021	$32,247	$40,945	$22,237
90 days or more past due and still accruing interest	11,515	17,014	9,067	11,245	9,622
Total nonperforming loans	37,268	62,035	41,314	52,190	31,859

Other repossessed assets	58	129	276	239	241
Foreclosed properties	56,545	42,935	37,333	10,425	7,851
Total nonperforming assets	$93,870	$105,099	$78,923	$62,854	$39,951

Nonperforming assets to total loans and foreclosed properties	3.59%	3.97%	3.19%	2.66%	1.79%
Allowance to nonperforming loans	89.01%	56.10%	79.01%	59.06%	88.06%

Nonaccrual and Past Due Loans

(in thousands)	Nonaccrual loans	As a % of Loan Balances by Category	Accruing Loans Past Due 90 Days or More	As a % of Loan Balances by Category	Balances
December 31, 2011
Commercial construction	$7,029	5.83%	$3,292	2.73%	$120,577
Commercial secured by real estate	9,810	1.23	3,969	0.50	798,887
Equipment lease financing	0	0.00	0	0.00	9,706
Commercial other	3,914	1.04	619	0.17	374,597
Real estate construction	607	1.13	16	0.03	53,534
Real estate mortgage	4,204	0.65	2,719	0.42	650,075
Home equity	189	0.22	346	0.41	84,841
Consumer direct	0	0.00	71	0.06	123,949
Consumer indirect	0	0.00	483	0.14	340,382
Total	$25,753	1.01%	$11,515	0.45%	$2,556,548

December 31, 2010
Commercial construction	$13,138	9.73%	$1,178	0.87%	$135,091
Commercial secured by real estate	15,608	1.93	9,641	1.19	807,049
Equipment lease financing	0	0.00	0	0.00	14,151
Commercial other	9,338	2.40	1,692	0.44	388,746
Real estate construction	636	1.12	372	0.65	56,910
Real estate mortgage	6,137	0.98	3,337	0.53	623,851
Home equity	164	0.19	226	0.27	85,103
Consumer direct	0	0.00	70	0.06	126,046
Consumer indirect	0	0.00	498	0.14	368,233
Total	$45,021	1.73%	$17,014	0.65%	$2,605,180

Discussion of the Nonaccrual Policy

The accrual of interest income on loans is discontinued when management believes, after considering economic and business conditions, collateral value, and collection efforts, that the borrower’s financial condition is such that the collection of interest is doubtful.  Cash payments received on nonaccrual loans generally are applied against principal, and interest income is only recorded once principal recovery is reasonably assured.  Any loans greater than 90 days past due must be well secured and in the process of collection to continue accruing interest.  See note 1 for further discussion on our nonaccrual policy.

Potential Problem Loans

Interest accrual is discontinued when we believe, after considering economic and business conditions, collateral value, and collection efforts, that the borrower’s financial condition is such that collection of interest is doubtful.

Foreign Outstandings

None

Loan Concentrations

We had no concentration of loans exceeding 10% of total loans at December 31, 2011.  See note 19 to the consolidated financial statements for further information.

Analysis of the Allowance for Loan and Lease Losses

(in thousands)	2011	2010	2009	2008	2007
Allowance for loan and lease losses, beginning of year	$34,805	$32,643	$30,821	$28,054	$27,526
Loans charged off:
Commercial construction	2,510	1,695	3,435	1,491	273
Commercial secured by real estate	4,018	3,826	3,192	914	1,106
Commercial other	4,092	5,184	4,342	2,080	2,134
Real estate construction	319	22	330	125	32
Real estate mortgage	1,589	684	858	458	414
Home equity	171	358	223	288	133
Consumer direct	961	1,256	1,892	1,891	1,602
Consumer indirect	3,874	4,611	4,587	4,051	2,738
Total charge-offs	17,534	17,636	18,859	11,298	8,432

Recoveries of loans previously charged off:
Commercial construction	30	6	204	25	0
Commercial secured by real estate	140	163	415	177	180
Commercial other	441	688	350	534	428
Real estate construction	26	19	7	5	1
Real estate mortgage	82	99	132	50	242
Home equity	16	23	18	10	8
Consumer direct	452	635	792	654	680
Consumer indirect	1,451	1,681	1,295	1,158	881
Total recoveries	2,638	3,314	3,213	2,613	2,420

Net charge-offs:
Commercial construction	2,480	1,689	3,231	1,466	273
Commercial secured by real estate	3,878	3,663	2,777	737	926
Commercial other	3,651	4,496	3,992	1,546	1,706
Real estate construction	293	3	323	120	31
Real estate mortgage	1,507	585	726	408	172
Home equity	155	335	205	278	125
Consumer direct	509	621	1,100	1,237	922
Consumer indirect	2,423	2,930	3,292	2,893	1,857
Total net charge-offs	14,896	14,322	15,646	8,685	6,012

Provisions charged against operations	13,262	16,484	17,468	11,452	6,540

Balance, end of year	$33,171	$34,805	$32,643	$30,821	$28,054

Allocation of allowance, end of year:
Commercial construction	$4,023	$4,332	$3,381	$3,645	$3,194
Commercial secured by real estate	11,753	12,327	10,961	11,304	9,081
Equipment lease financing	112	148	221	191	76
Commercial other	5,608	7,392	7,472	5,782	4,817
Real estate construction	354	271	291	281	335
Real estate mortgage	4,302	2,982	3,041	2,616	2,479
Home equity	562	407	455	422	428
Consumer direct	917	1,169	1,258	1,590	1,387
Consumer indirect	5,540	5,777	5,563	4,990	3,647
Unallocated	0	0	0	0	2,610
Balance, end of year	$33,171	$34,805	$32,643	$30,821	$28,054

Average loans outstanding, net of deferred loan costs and fees	$2,580,351	$2,461,225	$2,383,875	$2,283,180	$2,205,431
Loans outstanding at end of year, net of deferred loan costs and fees	$2,556,548	$2,605,180	$2,435,760	$2,348,651	$2,227,897

Net charge-offs to average loan type:
Commercial construction	1.93%	1.20%	2.22%	0.98%	0.19%
Commercial secured by real estate	0.48	0.48	0.40	0.11	0.14
Commercial other	0.95	1.24	1.07	0.43	0.51
Real estate construction	0.58	0.01	0.64	0.19	0.05
Real estate mortgage	0.24	0.11	0.14	0.08	0.03
Home equity	0.18	0.40	0.25	0.33	0.14
Consumer direct	0.41	0.53	0.95	1.04	0.76
Consumer indirect	0.68	0.75	0.84	0.87	0.60
Total	0.58%	0.58%	0.66%	0.38%	0.27%

Other ratios:
Allowance to net loans, end of year	1.30%	1.34%	1.34%	1.31%	1.26%
Allowance to net legacy loans, end of year	1.34%	1.40%	1.34%	1.31%	1.26%
Provision for loan losses to average loans	0.51%	0.67%	0.73%	0.50%	0.30%

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

Generally accepted accounting principles require that expected credit losses associated with loans obtained in an acquisition be reflected in the estimation of loan fair value as of the acquisition date and prohibits any carryover of an allowance for credit losses.  The allowance to net legacy loans ratios exclude amounts related to loans obtained through acquisition in 2010.

Average Deposits and Other Borrowed Funds

(in thousands)	2011	2010	2009
Deposits:
Noninterest bearing deposits	$573,067	$514,196	$471,902
NOW accounts	21,622	20,919	19,478
Money market accounts	500,179	422,329	430,818
Savings accounts	255,838	225,007	216,578
Certificates of deposit of $100,000 or more	632,961	576,382	480,653
Certificates of deposit < $100,000 and other time deposits	827,666	816,128	790,419
Total deposits	2,811,333	2,574,961	2,409,848

Other borrowed funds:
Repurchase agreements and federal funds purchased	219,040	198,880	180,044
Advances from Federal Home Loan Bank	21,670	20,286	47,434
Long-term debt	61,341	61,341	61,341
Total other borrowed funds	302,051	280,507	288,819
Total deposits and other borrowed funds	$3,113,384	$2,855,468	$2,698,667

The maximum balance for federal funds purchased and repurchase agreements at any month-end during 2011 occurred at September 30, 2011, with a month-end balance of $245.3 million.  The maximum balance for federal funds purchased and repurchase agreements at any month-end during 2010 occurred at November 30, 2010, with a month-end balance of $210.7 million.  The maximum balance for federal funds purchased and repurchase agreements at any month-end during 2009 occurred at November 30, 2009, with a month-end balance of $192.8 million.

Maturities and/or repricing of time deposits of $100,000 or more outstanding at December 31, 2011 are summarized as follows:

(in thousands)	Certificates of Deposit	Other Time Deposits	Total
Three months or less	$187,377	$13,572	$200,949
Over three through six months	118,669	8,196	126,865
Over six through twelve months	292,083	13,503	305,586
Over twelve through sixty months	49,428	10,632	60,060
Over sixty months	0	195	195
	$647,557	$46,098	$693,655

Item 2.  Properties

Our main office, which is owned by Community Trust Bank, Inc., is located at 346 North Mayo Trail, Pikeville, Kentucky 41501.  Following is a schedule of properties owned and leased by CTBI and its subsidiaries as of December 31, 2011:

Location	Owned	Leased	Total
Banking locations:
Community Trust Bank, Inc.
* Pikeville Market (lease land to 3 owned locations)	9	1	10
10 locations in Pike County, Kentucky
Floyd/Knott/Johnson Market (lease land to 1 owned location)	3	1	4
2 locations in Floyd County, Kentucky, 1 location in Knott County, Kentucky, and 1 location in Johnson County, Kentucky
Tug Valley Market (lease land to 1 owned location)	2	0	2
1 location in Pike County, Kentucky, 1 location in Mingo County, West Virginia
Whitesburg Market	4	1	5
5 locations in Letcher County, Kentucky
Hazard Market (lease land to 2 owned locations)	4	0	4
4 locations in Perry County, Kentucky
* Lexington Market (lease land to 2 owned locations)	3	2	5
5 locations in Fayette County, Kentucky
Winchester Market	2	0	2
2 locations in Clark County, Kentucky
Richmond Market (lease land to 1 owned location)	3	0	3
3 locations in Madison County, Kentucky
Mt. Sterling Market	2	0	2
2 locations in Montgomery County, Kentucky
* Versailles Market (lease land to 2 owned locations)	2	3	5
2 locations in Woodford County, Kentucky, 2 locations in Franklin County, Kentucky, and 1 location in Scott County, Kentucky
Danville Market (lease land to 1 owned location)	3	0	3
2 locations in Boyle County, Kentucky and 1 location in Mercer County, Kentucky
* Ashland Market (lease land to 1 owned location)	5	0	5
4 locations in Boyd County, Kentucky and 1 location in Greenup County, Kentucky
Flemingsburg Market	3	0	3
3 locations in Fleming County, Kentucky
Advantage Valley Market	3	1	4
2 locations in Lincoln County, West Virginia, 1 location in Wayne County, West Virginia, and 1 location in Cabell County, West Virginia
Summersville Market	1	0	1
1 location in Nicholas County, West Virginia
Middlesboro Market (lease land to 1 owned location)	3	0	3
3 locations in Bell County, Kentucky
Williamsburg Market	5	0	5
2 locations in Whitley County, Kentucky and 3 locations in Laurel County, Kentucky
Campbellsville Market (lease land to 2 owned locations)	8	0	8

2 locations in Taylor County, Kentucky, 2 locations in Pulaski County, Kentucky, 1 location in Adair County, Kentucky, 1 location in Green County, Kentucky, 1 location in Russell County, Kentucky, and 1 location in Marion County, Kentucky

Mt. Vernon Market	2	0	2
2 locations in Rockcastle County, Kentucky
* LaFollette Market	3	1	4
3 locations in Campbell County, Tennessee and 1 location in Anderson County, Tennessee
Total banking locations	70	10	80
Operational locations:
Community Trust Bank, Inc.
Pikeville (Pike County, Kentucky) (lease land to 1 owned location)	1	0	1
Lexington (Fayette County, Kentucky)	0	1	1
Total operational locations	1	1	2

Total locations	71	11	82

*  Community Trust and Investment Company has leased offices in the main office locations in these markets.

See notes 9 and 16 to the consolidated financial statements included herein for the year ended December 31, 2011, for additional information relating to lease commitments and amounts invested in premises and equipment.

Item 3.  Legal Proceedings

CTBI and subsidiaries, and from time to time, our officers, are named defendants in legal actions arising from ordinary business activities.  Management, after consultation with legal counsel, believes any pending actions are without merit or that the ultimate liability, if any, will not materially affect our consolidated financial position or results of operations.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5.  Market for the Registrant’s Common Equity, Related Shareholder Matters, and Issuer Purchases of Equity Securities

Our common stock is listed on The NASDAQ-Stock Market LLC – Global Select Market under the symbol CTBI.  As of February 29, 2012, there were approximately 6,471 holders of record of our outstanding common shares.

Dividends

The annual dividend paid to our stockholders was increased from $1.21 per share to $1.23 per share during 2011.  We have adopted a conservative policy of cash dividends by maintaining an average annual cash dividend ratio of less than 45%, with periodic stock dividends.  The current year cash dividend ratio was 48.43%.  The higher dividend ratio reflects the Board of Directors decision to continue to pay modestly increased dividends to our shareholders despite the current economy as CTBI has continued to outperform many of its peers during this recessionary time.  Dividends are typically paid on a quarterly basis.  Future dividends are subject to the discretion of CTBI’s Board of Directors, cash needs, general business conditions, dividends from our subsidiaries, and applicable governmental regulations and policies.  For information concerning restrictions on dividends from the subsidiary bank to CTBI, see note 21 to the consolidated financial statements included herein for the year ended December 31, 2011.

Stock Repurchases

CTBI did not acquire any shares of common stock through the stock repurchase program during the years 2011 and 2010. There are 288,519 shares remaining under CTBI's current repurchase authorization. For further information, see the Stock Repurchase Program section of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Common Stock Performance

The following graph shows the cumulative return experienced by CTBI's shareholders during the last five years compared to the NASDAQ Stock Market (U.S.) and the NASDAQ Bank Stock Index.  The graph assumes the investment of $100 on December 31, 2006 in CTBI's common stock and in each index and the reinvestment of all dividends paid during the five-year period.

Comparison of 5 Year Cumulative Total Return
among Community Trust Bancorp, Inc., NASDAQ Stock Market (U.S.),
and NASDAQ Bank Stocks

Fiscal Year Ending December 31 ($)
	2006	2007	2008	2009	2010	2011
Community Trust Bancorp, Inc.	100.00	68.94	94.96	66.28	81.78	86.55
NASDAQ Stock Market (U.S.)	100.00	108.47	66.35	95.38	113.19	113.81
NASDAQ Bank Stocks	100.00	79.26	57.79	48.42	57.29	51.19

Item 6.  Selected Financial Data 2007-2011

(in thousands except ratios, per share amounts and # of employees)

Year Ended December 31	2011		2010		2009		2008		2007
Interest income	$158,460		$154,511		$153,050		$167,611		$196,864
Interest expense	27,005		35,257		47,540		63,974		90,832
Net interest income	131,455		119,254		105,510		103,637		106,032
Provision for loan losses	13,262		16,484		17,468		11,452		6,540
Noninterest income	43,832		40,926		41,420		21,767		36,608
Noninterest expense	106,387		96,050		93,801		82,532		83,055
Income before income taxes	55,638		47,646		35,661		31,420		53,045
Income taxes	16,811		14,612		10,602		8,347		16,418
Net income	$38,827		$33,034		$25,059		$23,073		$36,627

Per common share:
Basic earnings per share	$2.54		$2.17		$1.66		$1.54		$2.42
Cash dividends declared-	$1.23		$1.21		$1.20		$1.17		$1.10
as a % of net income	48.43%		55.76%		72.29%		75.97%		45.45%
Book value, end of year	$23.78		$22.08		$21.15		$20.44		$20.03
Market price, end of year	$29.42		$28.96		$24.45		$36.75		$27.53
Market to book value, end of year	1.24	x	1.31	x	1.16	x	1.80	x	1.37	x
Price/earnings ratio, end of year	11.58	x	13.35	x	14.73	x	23.86	x	11.38	x
Cash dividend yield, end of year	4.18%		4.18%		4.91%		3.18%		4.00%

At year-end:
Total assets	$3,591,179		$3,355,872		$3,086,659		$2,954,531		$2,902,684
Long-term debt	61,341		61,341		61,341		61,341		61,341
Shareholders’ equity	366,866		338,638		321,457		308,206		301,355

Averages:
Assets	$3,505,903		$3,220,087		$3,047,100		$2,921,217		$2,980,713
Deposits	2,811,333		2,574,961		2,409,848		2,303,720		2,352,902
Earning assets	3,221,648		2,961,971		2,830,701		2,703,054		2,760,014
Loans	2,580,351		2,461,225		2,383,875		2,283,180		2,205,431
Shareholders’ equity	355,773		333,645		317,711		308,401		294,106

Profitability ratios:
Return on average assets	1.11%		1.03%		0.82%		0.79%		1.23%
Return on average equity	10.91		9.90		7.89		7.48		12.45

Capital ratios:
Equity to assets, end of year	10.22%		10.09%		10.41%		10.43%		10.38%
Average equity to average assets	10.15		10.36		10.43		10.56		9.87

Risk based capital ratios:
Tier 1 capital
(to average assets)	9.89%		10.16%		10.38%		10.37%		10.32%
Tier 1 capital
(to risk weighted assets)	13.88		12.90		12.90		13.05		13.24
Total capital
(to risk weighted assets)	15.14		14.10		14.15		14.30		14.49

Other significant ratios:
Allowance to net loans, end of year	1.30%		1.34%		1.34%		1.31%		1.26%
Allowance to net legacy loans, end of year	1.34		1.40		1.34		1.31		1.26
Allowance to nonperforming loans, end of year	89.01		56.10		79.01		59.06		88.06
Nonperforming assets to loans and foreclosed properties, end of year	3.59		3.97		3.19		2.66		1.79
Net interest margin	4.13		4.07		3.77		3.88		3.90

Other statistics:
Average common shares outstanding	15,313		15,234		15,129		15,017		15,150
Number of full-time equivalent employees, end of year	1,015		1,041		982		986		1,011

Quarterly Financial Data
(Unaudited)

(in thousands except ratios and per share amounts)

Three Months Ended	December 31	September 30	June 30	March 31
2011
Net interest income	$32,908	$33,095	$32,878	$32,574
Net interest income, taxable equivalent basis	33,325	33,509	33,258	32,940
Provision for loan losses	3,040	2,515	3,320	4,387
Noninterest income	11,559	10,942	10,593	10,738
Noninterest expense	26,867	25,827	27,146	26,547
Net income	9,888	10,665	8,970	9,304

Per common share:
Basic earnings per share	$0.64	$0.70	$0.59	$0.61
Diluted earnings per share	0.64	0.70	0.58	0.61
Dividends declared	0.31	0.31	0.305	0.305

Common stock price:
High	$29.99	$28.82	$28.74	$30.35
Low	22.28	22.64	26.00	27.03
Last trade	29.42	23.29	27.72	27.67

Selected ratios:
Return on average assets, annualized	1.09%	1.20%	1.03%	1.11%
Return on average common equity, annualized	10.71	11.75	10.23	10.96
Net interest margin, annualized	3.98	4.11	4.17	4.27

Three Months Ended	December 31	September 30	June 30	March 31
2010
Net interest income	$31,254	$29,377	$29,278	$29,345
Net interest income, taxable equivalent basis	31,609	29,721	29,614	29,686
Provision for loan losses	3,980	3,676	3,106	5,722
Noninterest income	11,046	10,597	9,542	9,741
Noninterest expense	24,956	23,998	23,655	23,441
Net income	9,240	8,450	8,553	6,791

Per common share:
Basic earnings per share	$0.61	$0.55	$0.56	$0.45
Diluted earnings per share	0.60	0.55	0.56	0.45
Dividends declared	0.305	0.305	0.30	0.30

Common stock price:
High	$29.91	$28.00	$31.56	$28.32
Low	26.52	24.50	24.89	22.15
Last trade	28.96	27.09	25.10	27.07

Selected ratios:
Return on average assets, annualized	1.11%	1.04%	1.06%	0.88%
Return on average common equity, annualized	10.71	9.95	10.40	8.47
Net interest margin, annualized	4.15	3.95	4.00	4.20

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The following Management's Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand Community Trust Bancorp, Inc., our operations, and our present business environment.  The MD&A is provided as a supplement to—and should be read in conjunction with—our consolidated financial statements and the accompanying notes thereto contained in Item 8 of this annual report.  The MD&A includes the following sections:

♦	Our Business

♦	Financial Goals and Performance

♦	Results of Operations and Financial Condition

♦	Contractual Obligations and Commitments

♦	Liquidity and Market Risk

♦	Interest Rate Risk

♦	Capital Resources

♦	Impact of Inflation, Changing Prices, and Economic Conditions

♦	Stock Repurchase Program

♦	Critical Accounting Policies and Estimates

Our Business

Community Trust Bancorp, Inc. (“CTBI”) is a bank holding company headquartered in Pikeville, Kentucky.  Currently, we own one commercial bank and one trust company.  Through our subsidiaries, we have eighty banking locations in eastern, northeastern, central, and south central Kentucky, southern West Virginia, and northeastern Tennessee, four trust offices across Kentucky, and one trust office in northeastern Tennessee.  At December 31, 2011, we had total consolidated assets of $3.6 billion and total consolidated deposits, including repurchase agreements, of $3.1 billion, making us the largest bank holding company headquartered in the Commonwealth of Kentucky.  Total shareholders’ equity at December 31, 2011 was $366.9 million.

On June 8, 2010, we entered into an Agreement and Plan of Share Exchange with LaFollette First National Corporation, a Tennessee corporation (“LaFollette Corporation”) and First National Bank of LaFollette (“LaFollette Bank”), the wholly-owned subsidiary of LaFollette Corporation.  On November 17, 2010, we completed the acquisition of LaFollette Corporation and LaFollette Bank, acquiring all outstanding shares of LaFollette Corporation in a share exchange for $650 per share, or a total of approximately $16.1 million.  In addition, we paid $1.2 million to retire a debt owed by LaFollette Corporation.  Immediately following the share exchange, LaFollette Corporation was merged into CTBI.  LaFollette Bank was merged into Community Trust Bank, Inc. (CTB) on January 21, 2011.

Through our subsidiaries, we engage in a wide range of commercial and personal banking and trust and wealth management activities, which include accepting time and demand deposits; making secured and unsecured loans to corporations, individuals and others; providing cash management services to corporate and individual customers; issuing letters of credit; renting safe deposit boxes; and providing funds transfer services.  The lending activities of our Bank include making commercial, construction, mortgage, and personal loans.  Lease-financing, lines of credit, revolving lines of credit, term loans, and other specialized loans, including asset-based financing, are also available.  Our corporate subsidiaries act as trustees of personal trusts, as executors of estates, as trustees for employee benefit trusts, as registrars, transfer agents, and paying agents for bond and stock issues, as depositories for securities, and as providers of full service brokerage services.  For further information, see Item 1 of this annual report.

Financial Goals and Performance

The following table shows the primary measurements used by management to assess annual performance.  The goals in the table below should not be viewed as a forecast of our performance for 2012.  Rather, the goals represent a range of target performance for 2012.  There is no assurance that any or all of these goals will be achieved.  See “Cautionary Statement Regarding Forward Looking Statements.”

	2011 Goals	2011 Performance	Variance	2012 Goals
Earnings Per Share	$2.56	$2.54	($0.02)	$2.55 - $2.71
Net Income	$39.1 million	$38.8 million	($0.3 million)	$39.5 - $42 million
ROAA	1.16%	1.09%	(0.07%)	1.08% - 1.15%
ROAE	11.11%	10.71%	(0.40%)	10.50% – 11.00%
Revenues	$173.8 million	$175.3 million	$1.5 million	$176 - $186 million
Noninterest Revenue as of % of Total Revenue	24.1%	25.0%	0.9%	20% - 25%
Assets	$3.4 billion	$3.6 billion	$0.2 billion	$3.65 - $3.85 billion
Loans	$2.7 billion	$2.6 billion	($0.1 billion)	$2.6 - $2.8 billion
Deposits, including Repurchase Agreements	$2.9 billion	$3.1 billion	$0.2 billion	$3.1 - $3.3 billion
Shareholders’ Equity	$361 million	$367 million	$6 million	$380 - $400 million

Results of Operations and Financial Condition

For the year ended December 31, 2011, we reported earnings of $38.8 million, or $2.54 per basic share, an increase of 17.5% from the $33.0 million, or $2.17 per basic share, earned during the year ended December 31, 2010.  Earnings for the year ended December 31, 2009 were $25.1 million or $1.66 per basic share.

2011 Highlights

♦
Earnings per share for the year 2011 increased $0.37 per share from prior year with increased net interest income and noninterest income and decreased provision for loan loss partially offset by increased noninterest expense.

♦
Noninterest expense was significantly impacted by a $3.2 million decrease in the carrying value of two groups of foreclosed properties that were vandalized.  Claims have been filed with the insurance carriers and discussions are ongoing.  Since no agreement has been reached, the amount of recovery is uncertain.  Accordingly, the entire decrease in the carrying value of the properties has been charged against earnings and no estimate of insurance recovery is reflected at December 31, 2011.

♦	Our net interest margin for the year 2011 of 4.13% was a 6 basis point increase from prior year.

♦	Our nonperforming loans at $37.3 million decreased from the $62.0 million at December 31, 2010. Nonperforming assets at $93.9 million were an $11.2 million decrease from prior year.

♦	Our loan loss provision for the year 2011 was $3.2 million below 2010.

♦	Net loan charge-offs for the year 2011 of $14.9 million, or 0.58% of average loans annualized, was an increase from the $14.3 million, or 0.58%, experienced for 2010.

♦
Our loan loss reserve as a percentage of total loans outstanding at December 31, 2011 decreased to 1.30% compared to 1.34% at December 31, 2010.  Our reserve coverage (allowance for loan loss reserve to nonperforming loans) of 93.3% at September 30, 2011 began to show improvement from the 59.0% and 56.1% at June 30, 2011 and December 31, 2010, respectively.  Our December 31, 2011 reserve coverage of 89.0% evidenced two consecutive quarters of continued improvement.  Several of the matrices and factors utilized in evaluating the adequacy of our loan loss reserve also show significant improvement, including level of past dues, nonperforming loans, and nonaccrual loans, and after two consecutive quarters of continued improvement, we determined that our loan loss reserve of 1.30% was adequate.  The allowance-to-legacy loan ratio, which excludes acquired loans, was 1.34%, and 1.40%, respectively, at December 31, 2011 and December 31, 2010.

♦	Noninterest income for the year ended December 31, 2011 increased 7.1% from prior year, primarily due to increased gains on sales of loans, deposit service charges, and trust revenue.

♦	Our loan portfolio decreased $48.6 million from prior year.

♦	Our investment portfolio increased $188.7 million from prior year.

♦	Deposits, including repurchase agreements, increased $201.1 million from prior year.

♦	Our tangible common equity/tangible assets ratio remains strong at 8.52%.

Income Statement Review

(dollars in thousands)				Change 2011 vs. 2010
Year Ended December 31	2011	2010	2009	Amount	Percent
Net interest income	$131,455	$119,254	$105,510	$12,201	10.2%
Provision for loan losses	13,262	16,484	17,468	(3,222)	(19.5)
Noninterest income	43,832	40,926	41,420	2,906	7.1
Noninterest expense	106,387	96,050	93,801	10,337	10.8
Income taxes	16,811	14,612	10,602	2,199	15.0
Net income	$38,827	$33,034	$25,059	$5,793	17.5%

Average earning assets	$3,221,648	$2,961,971	$2,830,701	$259,677	8.8%

Yield on average earnings assets	4.97%	5.26%	5.45%	(0.29)%	(5.5)%
Cost of interest bearing funds	1.06%	1.51%	2.13%	(0.45)%	(29.8)%

Net interest margin	4.13%	4.07%	3.77%	0.06%	1.5%

Net Interest Income

We experienced a 6 basis point improvement in our net interest margin for the year 2011 compared to prior year.  Average earning assets for the year increased 8.8% from prior year, and the yield on average earning assets decreased 29 basis points.  The decline in yield on earning assets is the result of a change in our earning asset mix.  Loans represented 80.1% of our average earning assets for the year ended December 31, 2011, compared to 83.1% for the year ended December 31, 2010.  As deposits, including repurchase agreements, have increased and loan demand has slowed, management has chosen to invest the excess liquidity in our investment portfolio.  The cost of interest bearing funds decreased 45 basis points from prior year, primarily the result of the repricing of our CD products.

We saw improvement in our net interest margin of 30 basis points for the year 2010 compared to 2009.  Net interest income increased 13.0% with a 4.6% increase in average earning assets.  The yield on average earnings assets for the year 2010 decreased 19 basis points in comparison to the 62 basis point decline in the cost of interest bearing funds.

Provision for Loan Losses

The provision for loan losses that was added to the allowance for 2011 of $13.3 million was a $3.2 million decrease from prior year.  This provision represented a charge against current earnings in order to maintain the allowance at an appropriate level determined using the accounting estimates described in the Critical Accounting Policies and Estimates section.

The provision for loan losses added to the allowance for 2010 of $16.5 million was a $1.0 million decrease from 2009.

Noninterest Income

Noninterest income for the year ended December 31, 2011 increased 7.1% from prior year.  The year over year increase was primarily attributable to increased gains on sales of loans, deposit service charges, and trust revenue partially offset by decreased loan related fees.  Deposit service charges are anticipated to be negatively impacted in the year 2012 due to a change in the processing of overdraft items.  Management anticipates the impact to be in the range of $3 million to $5 million.

Noninterest income for the year 2010 declined 1.2% from 2009.  The decrease in noninterest income was significantly impacted by decreased gains on sales of loans as 2009 was a period of significant refinancing of residential real estate loans, as well as a $0.8 million decline in the fair value of our mortgage servicing rights.  The decline in these noninterest income sources was partially offset by increases in trust and brokerage revenue and deposit service charges.

Noninterest Expense

Noninterest expense for the year ended December 31, 2011 increased 10.8% from prior year, primarily as a result of increased personnel expense, including health insurance and the increase related to the acquisition of LaFollette; repossession expense; and other real estate owned expense, including adjustments to reflect declines in the values of foreclosed properties, as well as expected losses in investments in limited partnerships that were offset by tax credits.  Other real estate owned expense during the year of $8.6 million was significantly impacted by a $3.2 million decrease in the carrying value of two groups of foreclosed properties that were vandalized.  Claims have been filed with the insurance carriers, and discussions are ongoing.  Since no agreement has been reached, the amount of recovery is uncertain.  Accordingly, the entire decrease in the carrying value of the properties has been charged against earnings and no estimate of insurance recovery is reflected at December 31, 2011.

Noninterest expense for the year 2010 increased 2.4% from 2009 as increased personnel expenses were partially offset by a decrease in FDIC insurance premiums and special assessment.

Balance Sheet Review

CTBI’s total assets at $3.6 billion increased $235.3 million, or 7.0%, from December 31, 2010.  Loans outstanding at December 31, 2011 were $2.6 billion, decreasing $48.6 million, or 1.9%, year over year.  Loan growth during the year of $22.6 million in the residential loan portfolio was offset by declines of $41.3 million in the commercial loan portfolio and $29.9 million in the consumer loan portfolio.  The increase in the residential loan portfolio resulted from our decision to keep a portion of Federal Home Loan Mortgage Corporation (FHLMC) qualified loans which we normally sell in our in-house loan portfolio during the year.  CTBI's investment portfolio increased $188.7 million, or 55.5%, from December 31, 2010.  Deposits, including repurchase agreements, at $3.1 billion increased $201.1 million, or 6.9%, from December 31, 2010.  The deposit (including repurchase agreements) to FTE (full-time equivalent) ratio remained at $2.8 million from December 31, 2010 to December 31, 2011.

Shareholders’ equity at December 31, 2011 was $366.9 million compared to $338.6 million at December 31, 2010.  As of December 31, 2011, CTBI's current dividend yield to shareholders was an annualized 4.21%.

Loans

(in thousands)	December 31, 2011
Loan Category	Balance	Variance from Prior Year	Net Charge-Offs	Nonperforming	ALLL
Commercial:
Construction	$120,577	(10.7)%	$2,480	$10,321	$4,023
Secured by real estate	798,887	(1.0)	3,878	13,779	11,753
Equipment lease financing	9,706	(31.4)	0	0	112
Other commercial	374,597	(3.6)	3,651	4,533	5,608
Total commercial	1,303,767	(3.1)	10,009	28,633	21,496

Residential:
Real estate construction	53,534	(5.9)	293	623	354
Real estate mortgage	650,075	4.2	1,507	6,923	4,302
Home equity	84,841	(0.3)	155	535	562
Total residential	788,450	2.9	1,955	8,081	5,218

Consumer:
Consumer direct	123,949	(1.7)	509	71	917
Consumer indirect	340,382	(7.6)	2,423	483	5,540
Total consumer	464,331	(6.1)	2,932	554	6,457

Total loans	$2,556,548	(1.9)%	$14,896	$37,268	$33,171

Asset Quality

CTBI's total nonperforming loans were $37.3 million at December 31, 2011, a 39.9% decrease from the $62.0 million at December 31, 2010.  The decrease for the year included a $19.2 million decrease in nonaccrual loans and a $5.5 million decrease in the 90+ days past due category.  Loans 30-89 days past due at $21.7 million is a decline of $6.7 million from December 31, 2010.  Our loan portfolio management processes focus on the immediate identification, management, and resolution of problem loans to maximize recovery and minimize loss.  Our loan risk management processes include weekly delinquent loan review meetings at the market levels and monthly delinquent loan review meetings involving senior corporate management to review all nonaccrual loans and loans 30 days or more past due.  Any activity regarding a criticized/classified loan (i.e. problem loan) must be approved by CTB's Watch List Asset Committee (i.e. Problem Loan Committee).  CTB's Watch List Asset Committee also meets on a quarterly basis and reviews every criticized/classified loan of $100,000 or greater.  We also have a Loan Review Department that reviews every market within CTB annually and performs extensive testing of the loan portfolio to assure the accuracy of loan grades and classifications for delinquency, troubled debt restructuring, impaired status, impairment, nonaccrual status, and adequate loan loss reserves.  The Loan Review Department has annually reviewed on average 93.6% of the outstanding commercial loan portfolio for the past three years.  The average annual review percentage of the consumer and residential loan portfolio for the past three years was 90.9% based on the loan production during the number of months included in the review scope which is generally four to six months.

Impaired loans, loans not expected to meet contractual principal and interest payments, at December 31, 2011 totaled $47.4 million compared to $63.3 million at December 31, 2010.  Included in certain loan categories of impaired loans are troubled debt restructurings that were classified as impaired.  At December 31, 2011, CTBI had $18.9 million in commercial loans secured by real estate, $5.5 million in commercial real estate construction loans, $2.4 million in commercial other loans, and $0.3 million in consumer loans that were modified in troubled debt restructurings and impaired.  Included in these amounts are troubled debt restructurings that were performing in accordance with their modified terms of $16.1 million in commercial loans secured by real estate, $1.3 million in commercial real estate construction loans, $0.4 million in commercial other loans, and $0.2 million in consumer loans.  Management evaluates all impaired loans for impairment and provides specific reserves when necessary.

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

Our level of foreclosed properties at $56.5 million at December 31, 2011 was an increase from the $42.9 million at December 31, 2010.  Sales of foreclosed properties for the year ended December 31, 2011 totaled $11.8 million while new foreclosed properties totaled $31.5 million.  At December 31, 2011, eleven properties with a book value of $2.2 million were under contracts to sell; however, the closings had not occurred at year-end.  The proceeds of these sales per the contracts is $2.3 million, representing 106% of the book value of those properties.

When foreclosed properties are acquired, appraisals are obtained and the properties are booked at the current market value less expected sales costs.  Additionally, periodic updated appraisals are obtained on unsold foreclosed properties.  When an updated appraisal reflects a market value below the current book value, a charge is booked to current earnings to reduce the property to its new market value less expected sales costs.  Charges to earnings to reflect the decrease in current market values of foreclosed properties totaled $6.4 million, including a $3.2 million charge due to the decrease in the carrying value of two groups of foreclosed properties that were vandalized.  There were 190 properties reappraised during 2011, excluding those vandalized, totaling $48.0 million.  Of these, 77 were written down by a total of $2.7 million or 5.7%.  Charges during the year ended December 31, 2010 were $0.7 million.  Our policy for determining the frequency of periodic reviews is based upon consideration of the specific properties and the known or perceived market fluctuations in a particular market and is typically between 12 and 18 months.  Ninety percent of our OREO properties have been reappraised within the past 12 months.  Our nonperforming loans and foreclosed properties remain primarily concentrated in our Central Kentucky Region.  Management anticipates that our foreclosed properties will remain elevated as we work through current market conditions.

The major classifications of foreclosed properties are shown in the following table:

(in thousands) December 31	2011	2010
1-4 family	$20,065	$18,792
Agricultural/farmland	652	58
Construction/land development/other	23,006	10,207
Multifamily	1,841	4,594
Non-farm/non-residential	10,981	9,284
Total foreclosed properties	$56,545	$42,935

The appraisal aging analysis of foreclosed properties, as well as the holding period, at December 31, 2011 is shown below:

(in thousands)

Appraisal Aging Analysis		Holding Period Analysis
Days Since Last Appraisal	Current Book Value	Holding Period	Current Book Value
Up to 90 days	$8,009	Less than one year	$28,642
91 to 180 days	7,969	1 to 2 years	6,314
181 to 270 days	19,180	2 to 3 years	17,828
271 to 365 days	16,018	3 to 4 years	2,291
Over one year	5,369	Over 4 years	1,470

Net loan charge-offs for the year were $14.9 million, or 0.58% of average loans annualized, an increase from prior year's $14.3 million, or 0.58% of average loans annualized.  Of the total net charge-offs, $10.0 million were in commercial loans, $2.4 million were in indirect auto loans, and $1.8 million were in residential real estate mortgage loans.  Specific reserves covered 76.3% of the commercial loan charge-offs.

Our loan loss reserve as a percentage of total loans outstanding at December 31, 2011 was 1.30% compared to 1.34% at December 31, 2010.  Our reserve coverage (allowance for loan loss reserve to nonperforming loans) of 93.3% at September 30, 2011 began to show improvement from the 59.0% and 56.1% at June 30, 2011 and December 31, 2010, respectively.  Our December 31, 2011 reserve coverage of 89.0% evidenced two consecutive quarters of continued improvement.  Several of the matrices and factors utilized in evaluating the adequacy of our loan loss reserve also show significant improvement, including level of past dues, nonperforming loans, and nonaccrual loans, and after two consecutive quarters of continued improvement, we determined that our loan loss reserve of 1.30% at December 31, 2011 was adequate.  Generally accepted accounting principles require that expected credit losses associated with loans obtained in an acquisition be reflected in the estimation of loan fair value as of the acquisition date and prohibits any carryover of an allowance for credit losses.  Excluding amounts related to loans obtained in the fourth quarter 2010 acquisition of LaFollette, the allowance-to-legacy loan ratio was 1.34% and 1.40%, respectively, at December 31, 2011 and 2010.

Contractual Obligations and Commitments

As disclosed in the notes to the consolidated financial statements, we have certain obligations and commitments to make future payments under contracts.  At December 31, 2011, the aggregate contractual obligations and commitments are:

Contractual Obligations:	Payments Due by Period
(in thousands)	Total	1 Year	2-5 Years	After 5 Years
Deposits without stated maturity	$1,424,884	$1,424,884	$0	$0
Certificates of deposit and other time deposits	1,453,475	1,310,595	141,618	1,262
Repurchase agreements and other short-term borrowings	230,281	230,281	0	0
Advances from Federal Home Loan Bank	21,609	20,194	479	936
Interest on advances from Federal Home Loan Bank*	141	41	90	10
Long-term debt	61,341	0	0	61,341
Interest on long-term debt*	67,434	2,608	9,996	54,830
Annual rental commitments under leases	7,092	1,533	2,863	2,696
Total contractual obligations	$3,266,257	$2,990,136	$155,046	$121,075

*The amounts provided as interest on advances from Federal Home Loan Bank and interest on long-term debt assume the liabilities will not be prepaid and interest is calculated to their individual maturities.

The interest on $61.3 million in long-term debt is based on a fixed rate of 6.52% for the first six months of 2012 and calculated based on the three-month LIBOR plus 1.59% thereafter until its maturity of June 1, 2037.  The three-month LIBOR rate is projected using the most likely rate forecast from assumptions incorporated in the interest rate risk model and is determined two business days prior to the interest payment date.  These assumptions are uncertain, and as a result, the actual payments will differ from the projection due to changes in economic conditions.

Other Commitments:	Amount of Commitment - Expiration by Period
(in thousands)	Total	1 Year	2-5 Years	After 5 Years
Standby letters of credit	$50,201	$36,898	$13,303	$0
Commitments to extend credit	370,671	297,537	59,663	13,471
Total other commitments	$420,872	$334,435	$72,966	$13,471

Commitments to extend credit and standby letters of credit do not necessarily represent future cash requirements in that these commitments often expire without being drawn upon.  Refer to note 18 in the consolidated financial statements for additional information regarding other commitments.

Liquidity and Market Risk

The objective of CTBI’s Asset/Liability management function is to maintain consistent growth in net interest income within our policy limits. This objective is accomplished through management of our consolidated balance sheet composition, liquidity, and interest rate risk exposures arising from changing economic conditions, interest rates, and customer preferences. The goal of liquidity management is to provide adequate funds to meet changes in loan and lease demand or deposit withdrawals. This is accomplished by maintaining liquid assets in the form of cash and cash equivalents and investment securities, sufficient unused borrowing capacity, and growth in core deposits. As of December 31, 2011, we had approximately $238.5 million in cash and cash equivalents and approximately $527.4 million in securities valued at estimated fair value designated as available-for-sale and available to meet liquidity needs on a continuing basis.  Additional asset-driven liquidity is provided by the remainder of the securities portfolio and the repayment of loans.  In addition to core deposit funding, we also have a variety of other short-term and long-term funding sources available.  We also rely on Federal Home Loan Bank advances for both liquidity and management of our asset/liability position.  Federal Home Loan Bank advances were $21.6 million at December 31, 2011 compared to $21.2 million at December 31, 2010.  As of December 31, 2011, we had a $259.3 million available borrowing position with the Federal Home Loan Bank.  We generally rely upon net inflows of cash from financing activities, supplemented by net inflows of cash from operating activities, to provide cash for our investing activities.  As is typical of many financial institutions, significant financing activities include deposit gathering, use of short-term borrowing facilities such as repurchase agreements and federal funds purchased, and issuance of long-term debt.  At December 31, 2011, we had a $12 million revolving line of credit, all of which is currently available to meet any future cash needs.  Our primary investing activities include purchases of securities and loan originations.  We do not rely on any one source of liquidity and manage availability in response to changing consolidated balance sheet needs.  At December 31, 2011, federal funds sold were $2.7 million compared to $26.3 million at December 31, 2010, and deposits with the Federal Reserve were $159.0 million compared to $48.9 million at December 31, 2010.  Additionally, we project cash flows from our investment portfolio to generate additional liquidity over the next 90 days.

The investment portfolio consists of investment grade short-term issues suitable for bank investments.  The majority of the investment portfolio is in U.S. government and government sponsored agency issuances.  The average life of the portfolio is 4.2 years. At the end of 2011, available-for-sale (“AFS”) securities comprised approximately 99.7% of the total investment portfolio, and the AFS portfolio was approximately 144% of equity capital.  Eighty-three percent of the pledge eligible portfolio was pledged.

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

The following table shows our estimated earnings sensitivity profile as of December 31, 2011:

Change in Interest Rates (basis points)	Percentage Change in Net Interest Income (12 Months)
+400	3.32%
+300	2.08%
+200	1.03%
+100	0.46%
-25	(0.25)%

The following table shows our estimated earnings sensitivity profile as of December 31, 2010:

Change in Interest Rates (basis points)	Percentage Change in Net Interest Income (12 Months)
+400	2.48%
+300	1.45%
+200	0.58%
+100	0.22%
-25	(0.09)%

The simulation model used the yield curve spread evenly over a twelve-month period.  The measurement at December 31, 2011 estimates that our net interest income in an up-rate environment would increase by 3.32% at a 400 basis point change, 2.08% increase at a 300 basis point change, 1.03% increase at a 200 basis point change, and a 0.46% increase at a 100 basis point change.  In a down-rate environment, a 25 basis point decrease in interest rates would decrease net interest income by 0.25% over one year.  In order to reduce the exposure to interest rate fluctuations and to manage liquidity, we have developed sale procedures for several types of interest-sensitive assets.  The majority of long-term, fixed rate single family residential mortgage loans underwritten according to Federal Home Loan Mortgage Corporation guidelines are sold for cash upon origination.  Periodically, additional assets such as commercial loans are also sold.  In 2011 and 2010, $81.1 million and $82.3 million, respectively, was realized on the sale of fixed rate residential mortgages.  We focus our efforts on consistent net interest revenue and net interest margin growth through each of the retail and wholesale business lines.  We do not currently engage in trading activities.

The preceding analysis was prepared using a rate ramp analysis which attempts to spread changes evenly over a specified time period as opposed to a rate shock which measures the impact of an immediate change.  Had these measurements been prepared using the rate shock method, the results would vary.

Our Static Repricing GAP as of December 31, 2011 is presented below.  In the 12 month repricing GAP, rate sensitive liabilities (“RSL”) exceeded rate sensitive assets (“RSA”) by $174.2 million.

(dollars in thousands)	1-3 Months		4-6 Months		7-9 Months		10-12 Months		2-3 Years		4-5 Years		> 5 Years

Assets	$1,577,366		$222,402		$179,410		$176,307		$660,291		$168,059		$607,344

Liabilities and Equity	892,369		418,902		378,314		640,120		829,930		29,701		401,843

Repricing difference	684,996		(196,500)		(198,904)		(463,812)		(169,639)		138,358		205,501

Cumulative GAP	684,996		488,496		289,592		(174,221)		(343,860)		(205,501)		0

RSA/RSL	1.77	x	0.53	x	0.47	x	0.28	x	0.80	x	5.66	x	1.51	x

Cumulative GAP to total assets	19.07%		13.60%		8.06%		(4.85)%		(9.58)%		(5.72)%		0.00%

Capital Resources

We continue to grow our shareholders’ equity while also providing an annual dividend yield for the year 2011 of 4.18% to shareholders.  Shareholders’ equity increased 8.3% from December 31, 2010 to $366.9 million at December 31, 2011.  Our primary source of capital growth is the retention of earnings.  Cash dividends were $1.23 per share for 2011 and $1.21 per share for 2010.  We retained 51.6% of our earnings in 2011 compared to 44.2% in 2010.

Regulatory guidelines require bank holding companies, commercial banks, and savings banks to maintain certain minimum capital ratios and define companies as “well-capitalized” that sufficiently exceed the minimum ratios.  The banking regulators may alter minimum capital requirements as a result of revising their internal policies and their ratings of individual institutions.  To be “well-capitalized” banks and bank holding companies must maintain a Tier 1 leverage ratio of no less than 5.0%, a Tier 1 risk based ratio of no less than 6.0%, and a total risk based ratio of no less than 10.0%.  Our ratios as of December 31, 2011 were 9.89%, 13.88%, and 15.14%, respectively, all exceeding the threshold for meeting the definition of “well-capitalized.”  See note 21 to the consolidated financial statements for further information.

As of December 31, 2011, we are not aware of any current recommendations by banking regulatory authorities which, if they were to be implemented, would have, or are reasonably likely to have, a material adverse impact on our liquidity, capital resources, or operations, except as provided for in the Dodd-Frank Act which is discussed in the Supervision and Regulation section of Item 1. Business.

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

In November 2009, the FDIC issued a rule that required all insured depository institutions, with limited exceptions, to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012.  The FDIC also adopted a uniform three-basis point increase in assessment rates effective on January 1, 2011.  In December 2009, CTBI paid $14.2 million in prepaid risk-based assessment, which included $0.9 million related to the fourth quarter of 2009 that would have otherwise been payable in the first quarter of 2010.  This amount was included in deposit insurance expense for 2009.  The remaining $13.3 million in prepaid deposit insurance was included in other assets on the consolidated balance sheet as of December 31, 2009.  During 2010, $3.9 million was expensed as a component of FDIC insurance and $0.9 million in prepaid deposit insurance was acquired from LaFollette, leaving $10.3 million in the prepaid.  During 2011, $2.9 million was expensed as a component of FDIC insurance, leaving $7.4 million in the prepaid.

FDIC insurance expense totaled $3.2 million, $4.4 million, and $5.8 million in 2011, 2010, and 2009.  FDIC insurance expense includes deposit insurance assessments and Financing Corporation (ICO) assessments.

On July 21, 2010, President Obama signed the Dodd-Frank Act into law.  This new law has significantly changed the current bank regulatory structure and affected the lending, deposit, investment, trading, and operating activities of financial institutions and their holding companies.  The Dodd-Frank Act requires various federal agencies to adopt a broad range of new implementing rules and regulations, and to prepare numerous studies and reports for Congress.  The federal agencies have been given significant discretion in drafting the implementing rules and regulations, and consequently, many of the details and much of the impact of the Dodd-Frank Act are still unknown.

Among many other provisions, the Dodd-Frank Act broadens the base for FDIC insurance assessments.  Assessments are now based on the average consolidated total assets less tangible equity capital of a financial institution.  The Dodd-Frank Act also permanently increased the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2008, and noninterest bearing transaction accounts and IOLTA accounts have unlimited deposit insurance through December 31, 2012.  See the Supervision and Regulation section of Item 1. Business for further information on the provisions of the Dodd-Frank Act.

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

The national and global economic downturn has resulted in unprecedented levels of financial market volatility and has in general adversely impacted the market value of financial institutions, limited access to capital and had an adverse effect on the financial condition and results of operations of banking companies in general, including CTBI.  From early 2008 to the middle of 2010, CTBI experienced significant challenges, credit quality deteriorated, and net income and results of operations were adversely impacted.  While there has been improvement in economic conditions in our markets starting in the second half of 2010 and continuing into 2011, we believe that we will continue to experience a challenging environment in 2012.  CTBI is a part of the financial system and a continuation of systemic lack of available credit, lack of confidence in the financial sector, increased volatility in the financial markets, and reduced business activity could materially and adversely impact CTBI’s business, financial condition and results of operations.

Stock Repurchase Program

CTBI’s stock repurchase program began in December 1998 with the authorization to acquire up to 500,000 shares and was increased by an additional 1,000,000 shares in July 2000 and in May 2003.  We have not repurchased any shares of our common stock since February 2008.  There are currently 288,519 shares remaining under CTBI’s current repurchase authorization.  As of December 31, 2011, a total of 2,211,481 shares have been repurchased through this program.  The following table shows Board authorizations and repurchases made through the stock repurchase program for the years 1998 through 2011:

	Board Authorizations	Repurchases*		Shares Available for Repurchase
		Average Price ($)	# of Shares
1998	500,000	-	0
1999	0	15.89	131,517
2000	1,000,000	11.27	694,064
2001	0	14.69	444,945
2002	0	19.48	360,287
2003	1,000,000	21.58	235,668
2004	0	25.45	55,000
2005	0	-	0
2006	0	-	0
2007	0	31.42	196,500
2008	0	28.08	93,500
2009	0	-	0
2010	0	-	0
2011	0	-	0
Total	2,500,000	17.52	2,211,481	288,519

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

All closed-end commercial loans (excluding loans secured by real estate) are charged off no later than 90 days delinquent.  If a loan is considered uncollectable, it is charged off earlier than 90 days delinquent.  When a commercial loan secured by real estate is past due, a current assessment of the value of the real estate is made.  If the balance of the loan exceeds the fair value of the property, the loan is placed on nonaccrual with a specific reserve equal to the difference between book value and fair value assigned to the credit until such time as the property has been foreclosed.  When the foreclosed property has been legally assigned to CTBI, a charge-off is taken with the remaining balance, reflecting the fair value less estimated costs to sell, transferred to other real estate owned.

All closed-end consumer loans (excluding conventional 1-4 family residential loans and installment and revolving loans secured by real estate) are charged off no later than 120 days (5 monthly payments) delinquent.  If a loan is considered uncollectable, it is charged off earlier than 120 days delinquent.  For conventional 1-4 family residential loans and installment and revolving loans secured by real estate, when a loan is 90 days past due, a current assessment of the value of the real estate is made.  If the balance of the loan exceeds the fair value of the property, the loan is placed on nonaccrual and foreclosure proceedings are initiated.  When the foreclosed property has been legally assigned to CTBI, a charge-off is taken with the remaining balance, reflecting the fair value less estimated costs to sell, transferred to other real estate owned.

Historical loss rates for loans are adjusted for significant factors that, in management’s judgment, reflect the impact of any current conditions on loss recognition.  We generally review the historical loss rates over eight quarters and four quarters on a rolling average basis.  Factors that we consider include delinquency trends, current economic conditions and trends, strength of supervision and administration of the loan portfolio, levels of underperforming loans, level of recoveries to prior year’s charge-offs, trend in loan losses, industry concentrations and their relative strengths, amount of unsecured loans and underwriting exceptions.  Based upon management’s judgment, “best case,” “worst case,” and “most likely” scenarios are determined.  The total of each of these weighted factors is then applied against the applicable portion of the portfolio and the ALLL is adjusted accordingly.

Other Real Estate Owned – When foreclosed properties are acquired, appraisals are obtained and the properties are booked at the current market value less expected sales costs.  Additionally, periodic updated appraisals are obtained on unsold foreclosed properties.  When an updated appraisal reflects a market value below the current book value, a charge is booked to current earnings to reduce the property to its new market value less expected sales costs.  Our policy for determining the frequency of periodic reviews is based upon consideration of the specific properties and the known or perceived market fluctuations in a particular market and is typically between 12 and 18 months.  All revenues and expenses related to the carrying of other real estate owned are recognized by a charge to income.

Goodwill and Core Deposit Intangible – We evaluate total goodwill and core deposit intangible for impairment, based upon ASC 350, Intangibles-Goodwill and Other, using fair value techniques including multiples of price/equity.  Goodwill and core deposit intangible are evaluated for impairment on an annual basis or as other events may warrant.

The activity to goodwill and core deposit intangible for the years ended December 31, 2011, 2010, and 2009 are shown below.

Goodwill:

(in thousands)	2011	2010	2009
Beginning balance, January 1	$65,499	$65,059	$65,059
Acquisition adjustments	(9)	440	0
Ending balance, December 31	$65,490	$65,499	$65,059

Core Deposit Intangible:

(in thousands)	2011	2010	2009
Beginning balance, January 1	$1,342	$648	$1,282
Amortization	(213)	(430)	(634)
Acquisition adjustments	(12)	1,124	0
Ending balance, December 31, 2011	$1,117	$1,342	$648

Amortization of core deposit intangible is estimated at approximately $0.2 million annually for years one through seven.

Bank Owned Life Insurance – CTBI’s bank owned life insurance policies are carried at their cash surrender value.  We recognize tax-free income from the periodic increases in cash surrender value of these policies and from death benefits.

Mortgage Servicing Rights – Mortgage servicing rights (“MSRs”) are carried at fair market value following the accounting guidance in ASC 860-50, Servicing Assets and Liabilities.  MSRs are valued using Level 3 inputs as defined in ASC 820, Fair Value Measurements.  The fair value is determined quarterly based on an independent third-party valuation using a discounted cash flow analysis and calculated using a computer pricing model.  The system used in this evaluation, Compass Point, attempts to quantify loan level idiosyncratic risk by calculating a risk derived value.  As a result, each loan’s unique characteristics determine the valuation assumptions ascribed to that loan.  Additionally, the computer valuation is based on key economic assumptions including the prepayment speeds of the underlying loans generated using the Andrew Davidson Prepayment Model, FHLMC/FNMA guidelines, the weighted-average life of the loan, the discount rate, the weighted-average coupon, and the weighted-average default rate, as applicable.  Along with the gains received from the sale of loans, fees are received for servicing loans.  These fees include late fees, which are recorded in interest income, and ancillary fees and monthly servicing fees, which are recorded in noninterest income.  Costs of servicing loans are charged to expense as incurred.  Changes in fair market value of the MSRs are reported as an increase or decrease to mortgage banking income.

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

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

CTBI currently does not engage in any hedging activity or any derivative activity which management considers material.  Analysis of CTBI’s interest rate sensitivity can be found in the Interest Rate Risk section of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 8. Financial Statements and Supplementary Data

Community Trust Bancorp, Inc.
Consolidated Balance Sheets

(dollars in thousands) December 31	2011	2010
Assets:
Cash and due from banks	$69,723	$62,559
Interest bearing deposits	166,057	70,086
Federal funds sold	2,701	26,338
Cash and cash equivalents	238,481	158,983

Certificates of deposit in other banks	11,875	14,762
Securities available-for-sale at fair value (amortized cost of $511,731 and $332,658, respectively)	527,398	338,675
Securities held-to-maturity at amortized cost (fair value of $1,661 and $1,662, respectively)	1,662	1,662
Loans held for sale	536	455

Loans	2,556,548	2,605,180
Allowance for loan losses	(33,171)	(34,805)
Net loans	2,523,377	2,570,375

Premises and equipment, net	54,297	55,343
Federal Home Loan Bank stock	25,673	25,673
Federal Reserve Bank stock	4,883	4,434
Goodwill	65,490	65,499
Core deposit intangible (net of accumulated amortization of $7,499 and $7,260, respectively)	1,117	1,342
Bank owned life insurance	43,483	39,697
Mortgage servicing rights	2,282	3,161
Other real estate owned	56,965	42,935
Other assets	33,660	32,876
Total assets	$3,591,179	$3,355,872

Liabilities and shareholders’ equity:
Deposits
Noninterest bearing	$584,735	$525,478
Interest bearing	2,293,624	2,180,639
Total deposits	2,878,359	2,706,117

Repurchase agreements	217,177	188,275
Federal funds purchased and other short-term borrowings	13,104	9,680
Advances from Federal Home Loan Bank	21,609	21,238
Long-term debt	61,341	61,341
Other liabilities	32,723	30,583
Total liabilities	3,224,313	3,017,234

Shareholders’ equity:
Preferred stock, 300,000 shares authorized and unissued	-	-
Common stock, $5 par value, shares authorized 25,000,000; shares outstanding 2011 – 15,429,992; 2010 – 15,334,410	77,151	76,673
Capital surplus	156,101	154,615
Retained earnings	123,431	103,439
Accumulated other comprehensive income, net of tax	10,183	3,911
Total shareholders’ equity	366,866	338,638

Total liabilities and shareholders’ equity	$3,591,179	$3,355,872

See notes to consolidated financial statements.

Consolidated Statements of Income

(in thousands except per share data) Year Ended December 31	2011	2010	2009
Interest income:
Interest and fees on loans, including loans held for sale	$144,635	$142,109	$139,736
Interest and dividends on securities:
Taxable	10,133	8,934	9,569
Tax exempt	1,712	1,601	1,845
Interest and dividends on Federal Reserve Bank and Federal Home Loan Bank stock	1,374	1,351	1,402
Other, including interest on federal funds sold	606	516	498
Total interest income	158,460	154,511	153,050

Interest expense:
Interest on deposits	21,282	29,152	39,793
Interest on repurchase agreements and other short-term borrowings	1,625	2,027	2,457
Interest on advances from Federal Home Loan Bank	99	79	1,291
Interest on long-term debt	3,999	3,999	3,999
Total interest expense	27,005	35,257	47,540

Net interest income	131,455	119,254	105,510
Provision for loan losses	13,262	16,484	17,468
Net interest income after provision for loan losses	118,193	102,770	88,042

Noninterest income:
Service charges on deposit accounts	25,576	23,255	21,970
Gains on sales of loans, net	1,749	1,642	4,324
Trust income	6,354	5,846	5,047
Loan related fees	2,372	3,247	3,817
Bank owned life insurance	1,721	1,676	1,241
Securities gains and losses	218	0	654
Other noninterest income	5,842	5,260	4,367
Total noninterest income	43,832	40,926	41,420

Noninterest expense:
Officer salaries and employee benefits	8,379	8,244	8,169
Other salaries and employee benefits	40,416	39,020	35,392
Occupancy, net	7,929	7,058	6,836
Equipment	3,750	3,865	4,679
Data processing	6,495	6,889	6,064
Bank franchise tax	4,290	4,065	3,684
Legal fees	2,644	2,727	2,395
Professional fees	1,256	1,199	1,350
FDIC insurance	3,192	4,410	5,795
Other real estate owned provision and expense	8,604	2,626	3,281
Other noninterest expense	19,432	15,947	16,156
Total noninterest expense	106,387	96,050	93,801

Income before income taxes	55,638	47,646	35,661
Income taxes	16,811	14,612	10,602
Net income	$38,827	$33,034	$25,059

Basic earnings per share	$2.54	$2.17	$1.66
Diluted earnings per share	2.53	2.16	1.65
See notes to consolidated financial statements.

Consolidated Statements of Changes in Shareholders’ Equity

(in thousands except per share and share amounts)	Common Shares	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Total
Balance, January 1, 2009	15,077,324	$75,386	$149,982	$81,943	$895	$308,206
Net income				25,059		25,059
Net change in unrealized gain/loss on securities available-for-sale, net of tax of ($1,786)					3,318	3,318
Comprehensive income						28,377
Cash dividends declared ($1.20 per share)				(18,162)		(18,162)
Issuance of common stock	117,739	589	1,703			2,292
Issuance of restricted stock	5,710	29	(29)			0
Stock-based compensation and related excess tax benefits			947			947
Other adjustments			(203)			(203)
Balance, December 31, 2009	15,200,773	76,004	152,400	88,840	4,213	321,457
Net income				33,034		33,034
Net change in unrealized gain/loss on securities available-for-sale, net of tax of $162					(302)	(302)
Comprehensive income						32,732
Cash dividends declared ($1.21 per share)				(18,435)		(18,435)
Issuance of common stock	93,115	466	1,409			1,875
Issuance of restricted stock	44,996	225	(225)			0
Forfeiture of restricted stock	(4,474)	(22)	22			0
Stock-based compensation and related excess tax benefits			1,009			1,009
Balance, December 31, 2010	15,334,410	76,673	154,615	103,439	3,911	338,638
Net income				38,827		38,827
Net change in unrealized gain/loss on securities available-for-sale, net of tax of ($3,378)					6,272	6,272
Comprehensive income						45,099
Cash dividends declared ($1.23 per share)				(18,835)		(18,835)
Issuance of common stock	50,256	251	1,040			1,291
Issuance of restricted stock	45,542	228	(228)			0
Forfeiture of restricted stock	(216)	(1)	1			0
Stock-based compensation and related excess tax benefits			673			673
Balance, December 31, 2011	15,429,992	$77,151	$156,101	$123,431	$10,183	$366,866

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows

(in thousands) Year Ended December 31	2011	2010	2009
Cash flows from operating activities:
Net income	$38,827	$33,034	$25,059
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,216	4,377	5,239
Deferred taxes	(94)	219	2,918
Stock-based compensation	650	804	536
Excess tax benefits of stock-based compensation	23	205	411
Provision for loan losses	13,262	16,484	17,468
Fair value adjustments to other real estate owned and other repossessed assets	6,464	689	1,368
Securities gains	(218)	0	(654)
Gains on sale of mortgage loans held for sale	(1,749)	(1,642)	(4,324)
(Gains)/losses on sale of assets, net	(34)	139	56
Proceeds from sale of mortgage loans held for sale	81,095	82,324	217,458
Funding of mortgage loans held for sale	(79,427)	(79,319)	(214,328)
Amortization of securities premiums and discounts, net	3,719	2,422	2,121
Change in cash surrender value of bank owned life insurance	(1,407)	(1,580)	(1,037)
Death benefits received on bank owned life insurance	79	0	0
Mortgage servicing rights:
Fair value adjustments	1,405	769	107
New servicing assets created	(526)	(524)	(1,345)
Changes in:
Other assets	(746)	1,259	(13,605)
Other liabilities	(1,213)	1,644	261
Net cash provided by operating activities	64,326	61,304	37,709

Cash flows from investing activities:
Certificates of deposit in other banks:
Purchase of certificates of deposit	0	(16,363)	(29,400)
Maturity of certificates of deposit	2,887	1,701	29,400
Securities available-for-sale:
Purchase of securities	(312,615)	(168,612)	(139,999)
Proceeds from sales	12,045	0	43,415
Proceeds from prepayments and maturities	117,996	127,072	97,397
Securities held-to-maturity:
Purchase of securities	(480)	(480)	(480)
Proceeds from prepayments and maturities	480	13,154	11,705
Change in loans, net	4,632	(75,996)	(135,211)
Purchase of premises and equipment	(3,116)	(2,426)	(2,265)
Proceeds from sale of premises and equipment	271	9	24
Additional investment in Federal Reserve Bank stock	(449)	(23)	(11)
Redemption of equity securities	0	0	3
Proceeds from sale of other real estate owned and repossessed assets	9,258	7,480	5,999
Additional investment in other real estate owned	(744)	(225)	(1,928)
Additional investment in bank owned life insurance	(2,458)	0	(12,945)
Net cash received in acquisition	0	2,906	0
Net cash used in investing activities	(172,293)	(111,803)	(134,296)

Cash flows from financing activities:
Change in deposits, net	172,242	79,794	130,375
Change in repurchase agreements, federal funds purchased, and other short-term borrowings, net	32,326	4,853	23,762
Advances from Federal Home Loan Bank	571	40,000	20,000
Payments on advances from Federal Home Loan Bank	(200)	(40,632)	(60,056)
Issuance of common stock	1,291	1,875	2,292
Excess tax benefits of stock-based compensation	(23)	(205)	(411)
Dividends paid	(18,742)	(18,332)	(18,124)
Net cash provided by financing activities	187,465	67,353	97,838
Net increase in cash and cash equivalents	79,498	16,854	1,251
Cash and cash equivalents at beginning of year	158,983	142,129	140,878
Cash and cash equivalents at end of year	$238,481	$158,983	$142,129

Supplemental disclosures:
Income taxes paid	$13,680	$15,820	$6,695
Interest paid	27,682	36,095	49,424
Non-cash activities
Loans to facilitate the sale of other real estate owned and other repossessed assets	2,517	1,209	946
Common stock dividends accrued, paid in subsequent quarter	4,753	4,677	4,561
Real estate acquired in settlement of loans	31,536	11,806	33,301

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

Nature of Operations – Substantially all assets, liabilities, revenues, and expenses are related to banking operations, including lending, investing of funds, obtaining of deposits, trust and wealth management operations, full service brokerage operations, and other financing activities.  All of our business offices and the majority of our business are located in eastern, northeastern, central, and south central Kentucky, southern West Virginia, and northeastern Tennessee.

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

All closed-end commercial loans (excluding loans secured by real estate) are charged off no later than 90 days delinquent.  If a loan is considered uncollectable, it is charged off earlier than 90 days delinquent.  When a commercial loan secured by real estate is past due, a current assessment of the value of the real estate is made.  If the balance of the loan exceeds the fair value of the property, the loan is placed on nonaccrual with a specific reserve equal to the difference between book value and fair value assigned to the credit until such time as the property has been foreclosed.  When the foreclosed property has been legally assigned to CTBI, a charge-off is taken with the remaining balance, reflecting the fair value less estimated costs to sell, transferred to other real estate owned.

All closed-end consumer loans (excluding conventional 1-4 family residential loans and installment and revolving loans secured by real estate) are charged off no later than 120 days (5 monthly payments) delinquent.  If a loan is considered uncollectable, it is charged off earlier than 120 days delinquent.  For conventional 1-4 family residential loans and installment and revolving loans secured by real estate, when a loan is 90 days past due, a current assessment of the value of the real estate is made.  If the balance of the loan exceeds the fair value of the property, the loan is placed on nonaccrual and foreclosure proceedings are initiated.  When the foreclosed property has been legally assigned to CTBI, a charge-off is taken with the remaining balance, reflecting the fair value less estimated costs to sell, transferred to other real estate owned.

Historical loss rates for loans are adjusted for significant factors that, in management’s judgment, reflect the impact of any current conditions on loss recognition.  We generally review the historical loss rates over eight quarters and four quarters on a rolling average basis.  Factors that we consider include delinquency trends, current economic conditions and trends, strength of supervision and administration of the loan portfolio, levels of underperforming loans, level of recoveries to prior year’s charge-offs, trend in loan losses, industry concentrations and their relative strengths, amount of unsecured loans and underwriting exceptions.  Based upon management’s judgment, “best case,” “worst case,” and “most likely” scenarios are determined.  The total of each of these weighted factors is then applied against the applicable portion of the portfolio and the ALLL is adjusted accordingly.

Loans Held for Sale – Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated market value in the aggregate.  Net unrealized losses, if any, are recognized by charges to income.  Gains and losses on loan sales are recorded in noninterest income.

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

Federal Home Loan Bank and Federal Reserve Stock – CTB is a member of the Federal Home Loan Bank (“FHLB”) system.  Members are required to own a certain amount of stock based on the level of borrowings and other factors and may invest on additional amounts.  FHLB stock is carried at cost, classified as a restricted security, and periodically evaluated for impairment based on the ultimate recovery par value.  Both cash and stock dividends are reported as income.

CTB is also a member of its regional Federal Reserve Bank.  Federal Reserve Bank stock is carried at cost, classified as a restricted security, and periodically evaluated for impairment based on the ultimate recovery par value.  Both cash and stock dividends are reported as income.

Other Real Estate Owned – When foreclosed properties are acquired, appraisals are obtained and the properties are booked at the current market value less expected sales costs.  Additionally, periodic updated appraisals are obtained on unsold foreclosed properties.  When an updated appraisal reflects a market value below the current book value, a charge is booked to current earnings to reduce the property to its new market value less expected sales costs.  Our policy for determining the frequency of periodic reviews is based upon consideration of the specific properties and the known or perceived market fluctuations in a particular market and is typically between 12 and 18 months.  All revenues and expenses related to the carrying of other real estate owned are recognized by a charge to income.

Goodwill and Core Deposit Intangible – We evaluate total goodwill and core deposit intangible for impairment, based upon ASC 350, Intangibles-Goodwill and Other, using fair value techniques including multiples of price/equity.  Goodwill and core deposit intangible are evaluated for impairment on an annual basis or as other events may warrant.

The activity to goodwill and core deposit intangible for the years ended December 31, 2011, 2010, and 2009 are shown below.

Goodwill:

(in thousands)	2011	2010	2009
Beginning balance, January 1	$65,499	$65,059	$65,059
Acquisition adjustments	(9)	440	0
Ending balance, December 31	$65,490	$65,499	$65,059

Core Deposit Intangible:

(in thousands)	2011	2010	2009
Beginning balance, January 1	$1,342	$648	$1,282
Amortization	(213)	(430)	(634)
Acquisition adjustments	(12)	1,124	0
Ending balance, December 31, 2011	$1,117	$1,342	$648

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

Segments – Management analyzes the operation of CTBI assuming one operating segment, community banking services.  CTBI, through its operating subsidiaries, offers a wide range of consumer and commercial community banking services.  These services include: (i) residential and commercial real estate loans; (ii) checking accounts; (iii) regular and term savings accounts and savings certificates; (iv) full service securities brokerage services; (v) consumer loans; (vi) debit cards; (vii) annuity and life insurance products; (viii) Individual Retirement Accounts and Keogh plans; (ix) commercial loans; (x) trust and wealth management services; and (xi) commercial demand deposit accounts.

Bank Owned Life Insurance – CTBI’s bank owned life insurance policies are carried at their cash surrender value.  We recognize tax-free income from the periodic increases in cash surrender value of these policies and from death benefits.

Mortgage Servicing Rights – Mortgage servicing rights (“MSRs”) are carried at fair market value following the accounting guidance in ASC 860-50, Servicing Assets and Liabilities.  MSRs are valued using Level 3 inputs as defined in ASC 820, Fair Value Measurements.  The fair value is determined quarterly based on an independent third-party valuation using a discounted cash flow analysis and calculated using a computer pricing model.  The system used in this evaluation, Compass Point, attempts to quantify loan level idiosyncratic risk by calculating a risk derived value.  As a result, each loan’s unique characteristics determine the valuation assumptions ascribed to that loan.  Additionally, the computer valuation is based on key economic assumptions including the prepayment speeds of the underlying loans generated using the Andrew Davidson Prepayment Model, FHLMC/FNMA guidelines, the weighted-average life of the loan, the discount rate, the weighted-average coupon, and the weighted-average default rate, as applicable.  Along with the gains received from the sale of loans, fees are received for servicing loans.  These fees include late fees, which are recorded in interest income, and ancillary fees and monthly servicing fees, which are recorded in noninterest income.  Costs of servicing loans are charged to expense as incurred.  Changes in fair market value of the MSRs are reported as an increase or decrease to mortgage banking income.

Share-Based Compensation – At December 31, 2011 and December 31, 2010, CTBI had a share-based employee compensation plan, which is described more fully in note 15 to the consolidated financial statements.  CTBI accounts for this plan under the recognition and measurement principles of ASC 718, Share-Based Payment.

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

Transfers between Fair Value Hierarchy Levels – Transfers in and out of Level 1 (quoted market prices), Level 2 (other significant observable inputs), and Level 3 (significant unobservable inputs) are recognized on the period ending date. Reclassifications – Certain reclassifications considered to be immaterial have been made in the prior year condensed consolidated financial statements to conform to current year classifications.  These reclassifications had no effect on net income.

New Accounting Standards –

♦ Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings – In January 2011, the FASB released ASU 2011-01, Receivables (Topic 310): Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings.  The amendments in this ASU temporarily delayed the effective date of the disclosures about troubled debt restructurings in ASU 2010-20 discussed above.  The delay was intended to allow the Board time to complete its deliberations on what constitutes a troubled debt restructuring.  CTBI adopted the new disclosures effective for the reporting period ending September 30, 2011.

♦ A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring – In April 2011, the FASB issued ASU No. 2011-02, A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring.  The provisions of ASU No. 2011-02 provide additional guidance related to determining whether a creditor has granted a concession, include factors and examples for creditors to consider in evaluating whether a restructuring results in a delay in payment that is insignificant, prohibit creditors from using the borrower’s effective rate test to evaluate whether a concession has been granted to the borrower, and add factors for creditors to use in determining whether a borrower is experiencing financial difficulties.  A provision in ASU No. 2011-02 also ends the FASB’s deferral of the additional disclosures about troubled debt restructurings as required by ASU No. 2010-20.  The provisions of ASU No. 2011-02 were effective for CTBI’s reporting period ending September 30, 2011.  The adoption of ASU No. 2011-02 did not have a material impact on CTBI’s consolidated financial statements.

♦ Reconsideration of Effective Control for Repurchase Agreements – In April 2011, the FASB issued ASU 2011-03, Reconsideration of Effective Control for Repurchase Agreements.  The main objective in developing this ASU is to improve the accounting for repurchase agreements and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity.  The amendments in this ASU remove from the assessment of effective control (1) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and (2) the collateral maintenance implementation guidance related to that criterion.  Other criteria applicable to the assessment of effective control are not changed by the amendments in this Update.  The guidance in this Update is effective for the first interim or annual period beginning on or after December 15, 2011.  The guidance should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date.  Early adoption is not permitted.  The adoption of ASU No. 2011-03 is not expected to have a material impact on CTBI’s consolidated financial statements.

♦ Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs – In May 2011, the FASB issued ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.  The amendments in this ASU generally represent clarifications of Topic 820, but also include some instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed.  This ASU results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and IFRSs.

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

♦ Amendments to Topic 220, Comprehensive Income – In June 2011, the FASB issued ASU No. 2011-05, Amendments to Topic 220, Comprehensive Income.  Under the amendments in this ASU, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income.  This ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity.  The amendments in this ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.

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

In December 2011, the FASB issued ASU No. 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassification of Items Out of Accumulated Other Comprehensive Income in ASU No. 2011-05.  The amendments in this ASU supersede certain pending paragraphs in ASU No. 2011-05 to effectively defer only those changes in that relate to the presentation of reclassification adjustments out of accumulated other comprehensive income.  The amendments will be temporary to allow the FASB time to redeliberate the presentation requirements for reclassifications out of accumulated other comprehensive income for annual and interim financial statements for public, private, and non-profit entities.

♦ Testing Goodwill for Impairment – In September 2011, the FASB issued ASU No. 2011-08, Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment.  The amendments in this ASU will allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test.  Under these amendments, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount.  The amendments include a number of events and circumstances for an entity to consider in conducting the qualitative assessment.  ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued.  CTBI will adopt this ASU by the date required and does not anticipate that it will have a material effect on our consolidated financial statements.

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

3.  Cash and Due from Banks and Interest Bearing Deposits

Included in cash and due from banks and interest bearing deposits are amounts required to be held at the Federal Reserve or maintained in vault cash in accordance with regulatory reserve requirements.  The balance requirements were $52.1 million and $46.1 million at December 31, 2011 and 2010, respectively.

Effective July 21, 2010, the FDIC’s insurance limits were permanently increased to $250,000.  At December 31, 2011, CTBI had no cash accounts which exceeded federally insured limits; however, CTBI had $159 million in deposits with the Federal Reserve which are not subject to FDIC insurance.

Pursuant to legislation enacted in 2010, the FDIC fully insures all noninterest bearing transaction accounts beginning December 31, 2010 through December 31, 2012, at all FDIC insured institutions.

4.  Securities

Securities are classified into held-to-maturity and available-for-sale categories.  Held-to-maturity (HTM) securities are those that CTBI has the positive intent and ability to hold to maturity and are reported at amortized cost.  Available-for-sale (AFS) securities are those that CTBI may decide to sell if needed for liquidity, asset-liability management or other reasons.  Available-for-sale securities are reported at fair value, with unrealized gains or losses included as a separate component of equity, net of tax.

The amortized cost and fair value of securities at December 31, 2011 are summarized as follows:

Available-for-Sale

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury and government agencies	$32,077	$1,171	$0	$33,248
State and political subdivisions	68,358	3,816	(30)	72,144
U.S. government sponsored agency mortgage-backed securities	390,213	10,180	(57)	400,336
Collateralized mortgage obligations	501	6	0	507
Total debt securities	491,149	15,173	(87)	506,235
Marketable equity securities	20,582	718	(137)	21,163
Total available-for-sale securities	$511,731	$15,891	$(224)	$527,398

Held-to-Maturity

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
State and political subdivisions	$1,182	$0	$0	$1,182
Other debt securities	480	0	(1)	479
Total held-to-maturity securities	$1,662	$0	$(1)	$1,661

The amortized cost and fair value of securities at December 31, 2010 are summarized as follows:

Available-for-Sale

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury and government agencies	$29,154	$330	$(230)	$29,254
State and political subdivisions	52,017	690	(842)	51,865
U.S. government sponsored agency mortgage-backed securities	230,905	6,690	(352)	237,243
Total debt securities	312,076	7,710	(1,424)	318,362
Marketable equity securities	20,582	41	(310)	20,313
Total available-for-sale securities	$332,658	$7,751	$(1,734)	$338,675

Held-to-Maturity

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
State and political subdivisions	$1,182	$0	$0	$1,182
Other debt securities	480	0	0	480
Total held-to-maturity securities	$1,662	$0	$0	$1,662

The amortized cost and fair value of securities at December 31, 2011 by contractual maturity are shown below.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale		Held-to-Maturity
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$5,642	$5,698	$0	$0
Due after one through five years	20,943	21,565	0	0
Due after five through ten years	41,496	43,362	1,182	1,182
Due after ten years	32,354	34,767	0	0
U.S. government sponsored agency mortgage-backed securities	390,213	400,336	0	0
Collateralized mortgage obligations	501	507	0	0
Other securities	0	0	480	479
Total debt securities	491,149	506,235	1,662	1,661
Marketable equity securities	20,582	21,163	0	0
Total securities	$511,731	$527,398	$1,662	$1,661

There was a pre-tax gain of $218 thousand realized in 2011 due to the sale of an agency security. There were no pre-tax gains or losses as of December 31, 2010.  There was a combined gain of $658 thousand realized in 2009 due to sales of six securities and a loss of $4 thousand realized due to sales of two securities.

 The amortized cost of securities pledged as collateral, to secure public deposits and for other purposes, was $198.6 million at December 31, 2011 and $106.2 million at December 31, 2010.

The amortized cost of securities sold under agreements to repurchase amounted to $217.2 million at December 31, 2011 and $188.3 million at December 31, 2010.

Certain investments in debt and marketable equity securities are reported in the financial statements at amounts less than their historical costs.  CTBI evaluates its investment portfolio on a quarterly basis for impairment.  The analysis performed as of December 31, 2011 indicates that all impairment is considered temporary, market driven, and not credit-related.  The percentage of total investments with unrealized losses as of December 31, 2011 was 4.8% compared to 18.9% as of December 31, 2010.  The following tables provide the amortized cost, gross unrealized losses, and fair market value, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position as of December 31, 2011 that are not deemed to be other-than-temporarily impaired.

Available-for-Sale

(in thousands)	Amortized Cost	Gross Unrealized Losses	Fair Value
Less Than 12 Months
State and political subdivisions	$6,173	$(25)	$6,148
U.S. government sponsored agency mortgage-backed securities	17,900	(57)	17,843
Total debt securities	24,073	(82)	23,991
Marketable equity securities	0	0	0
	24,073	(82)	23,991

12 Months or More
State and political subdivisions	613	(5)	608
U.S. government sponsored agency mortgage-backed securities	0	0	0
Total debt securities	613	(5)	608
Marketable equity securities	329	(137)	192
	942	(142)	800

Total
State and political subdivisions	6,786	(30)	6,756
U.S. government sponsored agency mortgage-backed securities	17,900	(57)	17,843
Total debt securities	24,686	(87)	24,599
Marketable equity securities	329	(137)	192
Total temporarily impaired AFS securities	$25,015	$(224)	$24,791

Held-to-Maturity

(in thousands)	Amortized Cost	Gross Unrealized Losses	Fair Value
Less Than 12 Months
State and political subdivisions	$0	$0	$0
Other debt securities	480	(1)	479
Total temporarily impaired HTM securities	$480	$(1)	$479

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

Available-for-Sale

(in thousands)	Amortized Cost	Gross Unrealized Losses	Fair Value
Less Than 12 Months
U.S. Treasury and government agencies	$10,384	$(230)	$10,154
State and political subdivisions	24,624	(826)	23,798
U.S. government sponsored agency mortgage-backed securities	30,016	(352)	29,664
Total debt securities	65,024	(1,408)	63,616
Marketable equity securities	42	(17)	25
	65,066	(1,425)	63,641

12 Months or More
U.S. Treasury and government agencies	0	0	0
State and political subdivisions	590	(16)	574
U.S. government sponsored agency mortgage-backed securities	0	0	0
Total debt securities	590	(16)	574
Marketable equity securities	329	(293)	36
	919	(309)	610

Total
U.S. Treasury and government agencies	10,384	(230)	10,154
State and political subdivisions	25,214	(842)	24,372
U.S. government sponsored agency mortgage-backed securities	30,016	(352)	29,664
Total debt securities	65,614	(1,424)	64,190
Marketable equity securities	371	(310)	61
Total temporarily impaired securities	$65,985	$(1,734)	$64,251

As of December 31, 2010, there were no held-to-maturity securities with unrealized losses.

5.  Loans

Classes of loans, net of deferred loan origination costs, are summarized as follows:

(in thousands)	December 31 2011	December 31 2010
Commercial construction	$120,577	$135,091
Commercial secured by real estate	798,887	807,049
Equipment lease financing	9,706	14,151
Commercial other	374,597	388,746
Real estate construction	53,534	56,910
Real estate mortgage	650,075	623,851
Home equity	84,841	85,103
Consumer direct	123,949	126,046
Consumer indirect	340,382	368,233
Total loans	$2,556,548	$2,605,180

CTBI has segregated and evaluates its loan portfolio through nine portfolio classes. The nine classes are commercial construction, commercial secured by real estate, equipment lease financing, commercial other, real estate construction, real estate mortgage, home equity, consumer direct, and consumer indirect.  CTBI serves customers in small and mid-sized communities in eastern, northeastern, central, and south central Kentucky, southern West Virginia, and northeastern Tennessee.  Therefore, CTBI’s exposure to credit risk is significantly affected by changes in these communities.

Commercial construction loans are for the purpose of erecting or rehabilitating buildings or other structures for commercial purposes, including any infrastructure necessary for development.   Included in this category are improved property, land development, and tract development loans.  The terms of these loans are generally short-term with permanent financing upon completion.

Commercial real estate loans include loans secured by nonfarm, nonresidential properties, 1-4 family/ multi-family properties, farmland, and other commercial real estate.  These loans are originated based on the borrower’s ability to service the debt and secondarily based on the fair value of the underlying collateral.

Equipment lease financing loans are fixed, variable, and tax exempt leases for commercial purposes.

Commercial other loans consist of commercial check loans, agricultural loans, receivable financing, floorplans, loans to financial institutions, loans for purchasing or carrying securities, and other commercial purpose loans.  Commercial loans are underwritten based on the borrower’s ability to service debt from the business’s underlying cash flows.  As a general practice, we obtain collateral such as real estate, equipment, or other assets, although such loans may be uncollateralized but guaranteed.

Real estate construction loans are typically for owner-occupied properties.  The terms of these loans are generally short-term with permanent financing upon completion.

Residential real estate loans are a mixture of fixed rate and adjustable rate first and second lien residential mortgage loans.  As a policy, CTBI holds adjustable rate loans and sells the majority of its fixed rate first lien mortgage loans into the secondary market.  Changes in interest rates or market conditions may impact a borrower’s ability to meet contractual principal and interest payments.  Residential real estate loans are secured by real property.

Home equity lines are revolving adjustable rate credit lines secured by real property.

Consumer direct loans are fixed rate products comprised of unsecured loans, consumer revolving credit lines, deposit secured loans, and all other consumer purpose loans.

Consumer indirect loans are fixed rate loans secured by automobiles, trucks, vans, and recreational vehicles originated at the selling dealership underwritten and purchased by CTBI’s indirect lending department.  Both new and used products are financed.  Only dealers who have executed dealer agreements with CTBI participate in the indirect lending program.

Not included in the loan balances above were loans held for sale in the amount of $0.5 million at December 31, 2011 and 2010, respectively.  The amount of capitalized fees and costs under ASC 310-20, included in the above loan totals were $0.7 million and $0.8 million at December 31, 2011 and 2010, respectively.

CTBI acquired loans through the acquisition of First National Bank of LaFollette in the fourth quarter 2010.  At acquisition, the transferred loans with evidence of deterioration of credit quality since origination were not significant; therefore, none of the loans acquired were accounted for under the guidance in ASC 310-30.

Credit discounts representing principal losses expected over the life of the loans are a component of the initial fair value for purchased loans acquired that are not deemed impaired at acquisition.  Accordingly, an allowance for credit losses related to these loans is not carried over and recorded at the acquisition date.  Subsequent to the acquisition date, the methods used to estimate the required allowance for credit losses for these loans is similar to originated loans; however, CTBI records a provision for loan losses only when the required allowance exceeds any remaining credit discounts.  The remaining difference between the purchase price and the unpaid principal balance at the date of acquisition is recorded in interest income over the life of the loans.  Management estimated the cash flows expected to be collected at acquisition using a third party that incorporated estimates of current key assumptions, such as default rates, severity, and prepayment speeds.  The carrying amounts of those loans included in the balance sheet are $88.5 million and $115.7 million at December 31, 2011 and 2010, respectively.

Changes in accretable yield for the years ended December 31, 2011 and 2010 are as follows:

(in thousands)	2011	2010
Beginning balance	$2,995	$0
Additions	0	3,152
Accretion	(1,067)	(126)
Disposals	(1,208)	(31)
Ending balance	$720	$2,995

The amount of loans on a non-accruing income status was $25.8 million, $45.0 million, and $32.2 million at December 31, 2011, 2010, and 2009, respectively.  The total of loans on non-accrual that were in homogeneous pools and not evaluated individually for impairment were $5.0 million, $7.6 million, and $5.6 million at December 31, 2011, 2010, and 2009, respectively.  Any loan greater than 90 days past due must be well secured and in the process of collection to continue accruing interest.  The amount of loans 90 days or more past due and still accruing interest was $11.5 million, $17.0 million, and $9.1 million at December 31, 2011, 2010, and 2009, respectively.  Refer to note 1 to the consolidated financial statements for further information regarding our nonaccrual policy.  Nonaccrual loans segregated by class of loans were as follows:

(in thousands)	December 31 2011	December 31 2010
Commercial:
Commercial construction	$7,029	$13,138
Commercial secured by real estate	9,810	15,608
Commercial other	3,914	9,338

Residential:
Real estate construction	607	636
Real estate mortgage	4,204	6,137
Home equity	189	164
Total nonaccrual loans	$25,753	$45,021

The following tables present CTBI’s loan portfolio aging analysis, segregated by class, as of December 31, 2011 and 2010:

	December 31, 2011
(in thousands)	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Current	Total Loans	90+ and Accruing*
Commercial:
Commercial construction	$362	$33	$10,171	$10,566	$110,011	$120,577	$3,292
Commercial secured by real estate	4,566	2,978	11,998	19,542	779,345	798,887	3,969
Equipment lease financing	0	0	0	0	9,706	9,706	0
Commercial other	2,286	688	2,504	5,478	369,119	374,597	619
Residential:
Real estate construction	305	91	622	1,018	52,516	53,534	16
Real estate mortgage	2,067	4,974	6,547	13,588	636,487	650,075	2,719
Home equity	968	312	482	1,762	83,079	84,841	346
Consumer:
Consumer direct	1,723	171	71	1,965	121,984	123,949	71
Consumer indirect	2,684	755	483	3,922	336,460	340,382	483
Total	$14,961	$10,002	$32,878	$57,841	$2,498,707	$2,556,548	$11,515

	December 31, 2010
(in thousands)	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Current	Total Loans	90+ and Accruing*
Commercial:
Commercial construction	$1,800	$545	$14,290	$16,635	$118,456	$135,091	$1,178
Commercial secured by real estate	6,382	8,618	22,195	37,195	769,854	807,049	9,641
Equipment lease financing	0	0	0	0	14,151	14,151	0
Commercial other	6,737	539	5,039	12,315	376,431	388,746	1,692
Residential:
Real estate construction	109	767	1,009	1,885	55,025	56,910	372
Real estate mortgage	1,478	3,764	8,844	14,086	609,765	623,851	3,337
Home equity	885	276	295	1,456	83,647	85,103	226
Consumer:
Consumer direct	1,569	242	70	1,881	124,165	126,046	70
Consumer indirect	2,851	684	498	4,033	364,200	368,233	498
Total	$21,811	$15,435	$52,240	$89,486	$2,515,694	$2,605,180	$17,014

*90+ and Accruing are also included in 90+ Days Past Due column.

Credit Quality Indicators:

CTBI categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors.  CTBI also considers the fair value of the underlying collateral and the strength and willingness of the guarantor(s).  CTBI analyzes commercial loans individually by classifying the loans as to credit risk.  Loans classified as loss, doubtful, substandard, or special mention are reviewed quarterly for further deterioration or improvement to determine if appropriately classified and valued if deemed impaired.  All other commercial loan reviews are completed every 12 to 18 months.  In addition, during the renewal process of any loan, as well as if a loan becomes past due or if other information becomes available, CTBI will evaluate the loan grade.  CTBI uses the following definitions for risk ratings:

♦
Pass grades include investment grade, low risk, moderate risk, and acceptable risk loans.  The loans range from loans that have no chance of resulting in a loss to loans that have a limited chance of resulting in a loss.  Customers in this grade have excellent to fair credit ratings.  The cash flows are adequate to meet required debt repayments.

♦
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

♦
Other assets especially mentioned (OAEM) reflects loans that are currently protected but are potentially weak.  These loans constitute an undue and unwarranted credit risk but not to the point of justifying a classification of substandard.  The credit risk may be relatively minor yet constitute an unwarranted risk in light of circumstances surrounding a specific asset. Loans in this grade display potential weaknesses which may, if unchecked or uncorrected, inadequately protect CTBI’s credit position at some future date.  The loans may be adversely affected by economic or market conditions.

♦
Substandard grading indicates that the loan is inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged.  These loans have a well-defined weakness or weaknesses that jeopardize the orderly liquidation of the debt with the distinct possibility that CTBI will sustain some loss if the deficiencies are not corrected.

♦
Doubtful graded loans have the weaknesses inherent in the substandard grading with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.  The probability of loss is extremely high, but because of certain important and reasonably specific pending factors which may work to CTBI’s advantage or strengthen the asset(s), its classification as an estimated loss is deferred until its more exact status may be determined.  Pending factors include proposed merger, acquisition, or liquidation procedures, capital injection, perfecting liens on additional collateral, and refinancing plans.

♦
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

The following tables present the credit risk profile of CTBI’s commercial loan portfolio based on rating category and payment activity, segregated by class of loans, as of December 31, 2011 and 2010:

(in thousands)	Commercial Construction	Commercial Secured by Real Estate	Commercial Other	Equipment Leases	Total
December 31, 2011
Pass	$85,886	$643,312	$323,471	$9,706	$1,062,375
Watch	17,721	78,611	38,185	0	134,517
OAEM	1,379	21,087	1,668	0	24,134
Substandard	8,783	46,238	7,364	0	62,385
Doubtful	6,808	9,639	3,909	0	20,356
Loss	0	0	0	0	0
Total	$120,577	$798,887	$374,597	$9,706	$1,303,767

December 31, 2010
Pass	$80,235	$651,804	$315,495	$14,151	$1,061,685
Watch	27,510	80,128	57,716	0	165,354
OAEM	853	8,163	731	0	9,747
Substandard	13,987	53,141	7,348	0	74,476
Doubtful	12,506	13,813	7,456	0	33,775
Loss	0	0	0	0	0
Total	$135,091	$807,049	$388,746	$14,151	$1,345,037

The following tables present the credit risk profile of CTBI’s residential real estate and consumer loan portfolios based on performing or nonperforming status, segregated by class, as of December 31, 2011 and 2010:

(in thousands)	Real Estate Construction	Real Estate Mortgage	Home Equity	Consumer Direct	Consumer Indirect	Total
December 31, 2011
Performing	$52,911	$643,152	$84,306	$123,878	$339,899	$1,244,146
Nonperforming (1)	623	6,923	535	71	483	8,635
Total	$53,534	$650,075	$84,841	$123,949	$340,382	$1,252,781

December 31, 2010
Performing	$55,902	$614,377	$84,713	$125,976	$367,735	$1,248,703
Nonperforming (1)	1,008	9,474	390	70	498	11,440
Total	$56,910	$623,851	$85,103	$126,046	$368,233	$1,260,143

(1)  A loan is considered nonperforming if it is 90 days or more past due or on nonaccrual.

A loan is considered impaired, in accordance with the impairment accounting guidance (ASC 310-10-35-16), when based on current information and events, it is probable CTBI will be unable to collect all amounts due from the borrower in accordance with the contractual terms of the loan.  Impaired loans include nonperforming commercial loans but also include loans modified in troubled debt restructurings where concessions have been granted to borrowers experiencing financial difficulties.  These concessions could include a reduction in the interest rate on the loan, payment extensions, forgiveness of principal, forbearance, or other actions intended to maximize collection.

The following table presents impaired loans, the average investment in impaired loans, and interest income recognized on impaired loans for the years ended December 31, 2011 and 2010:

	December 31, 2011
(in thousands)	Recorded Balance	Unpaid Contractual Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized
Loans without a specific valuation allowance:
Commercial construction	$4,778	$4,778	$0	$8,992	$252
Commercial secured by real estate	27,811	29,765	0	31,480	1,543
Commercial other	1,770	2,501	0	3,392	143
Real estate construction	27	27	0	19	1
Real estate mortgage	82	82	0	84	5
Consumer direct	93	93	0	82	9
Consumer indirect	112	112	0	99	12

Loans with a specific valuation allowance:
Commercial construction	5,794	6,643	2,203	7,681	0
Commercial secured by real estate	3,525	3,669	1,156	4,747	23
Commercial other	3,432	6,022	1,310	5,071	22

Commercial	47,110	53,378	4,669	61,363	1,983
Residential	109	109	0	103	6
Consumer	205	205	0	181	21
Total	$47,424	$53,692	$4,669	$61,647	$2,010

	December 31, 2010
(in thousands)	Recorded Balance	Unpaid Contractual Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized
Loans without a specific valuation allowance:
Commercial construction	$6,313	$6,313	$0	$6,262	$43
Commercial secured by real estate	23,503	24,034	0	23,629	330
Commercial other	4,357	4,616	0	4,407	71
Real estate construction	790	790	0	790	0
Real estate mortgage	950	950	0	950	0

Loans with a specific valuation allowance:
Commercial construction	9,528	10,813	2,554	9,686	0
Commercial secured by real estate	9,188	9,358	2,575	9,191	2
Commercial other	8,680	10,338	3,093	8,090	85

Commercial	61,569	65,472	8,222	61,265	531
Residential	1,740	1,740	0	1,740	0
Total	$63,309	$67,212	$8,222	$63,005	$531

Cash basis interest is substantially the same as interest income recognized for the years ended December 31, 2011, 2010, and 2009.

At December 31, 2009, the recorded investment in impaired loans was $37.6 million.  Included in this amount was $19.2 million of impaired loans for which specific reserves for loan losses were carried in the amount of $6.6 million.  The average investment in impaired loans at December 31, 2009 was $35.4 million, while interest income of $0.5 million was recognized.

Included in certain loan categories of impaired loans are certain loans and leases that have been modified in a troubled debt restructuring, where economic concessions have been granted to borrowers who have experienced financial difficulties. These concessions typically result from our loss mitigation activities and could include reductions in the interest rate, payment extensions, forgiveness of principal, forbearance or other actions.  Modifications of terms for our loans and their inclusion as troubled debt restructurings are based on individual facts and circumstances.  Loan modifications that are included as troubled debt restructurings may involve either an increase or reduction of the interest rate, extension of the term of the loan, or deferral of principal and/or interest payments, regardless of the period of the modification.  All of the loans identified as troubled debt restructuring were modified due to financial stress of the borrower.  In order to determine if a borrower is experiencing financial difficulty, an evaluation is performed to determine the probability that the borrower will be in payment default on any of its debt in the foreseeable future with the modification.  This evaluation is performed under CTBI’s internal underwriting policy.

When we modify loans and leases in a troubled debt restructuring, we evaluate any possible impairment similar to other impaired loans based on the present value of expected future cash flows, discounted at the contractual interest rate of the original loan or lease agreement, or use the current fair value of the collateral, less selling costs for collateral dependent loans. If we determined that the value of the modified loan is less than the recorded investment in the loan (net of previous charge-offs, deferred loan fees or costs and unamortized premium or discount), impairment is recognized through an allowance estimate or a charge-off to the allowance. In periods subsequent to modification, we evaluate all troubled debt restructuring, including those that have payment defaults, for possible impairment and recognize impairment through the allowance.

Restructured loans segregated by class of loans were as follows:

(in thousands)	December 31 2011	December 31 2010
Commercial:
Commercial construction	$5,464	$2,973
Commercial secured by real estate	18,881	2,511
Commercial other	2,445	1,156

Residential:
Real estate construction	27	0
Real estate mortgage	82	0

Consumer:
Consumer direct	92	0
Consumer indirect	112	0
Total restructured loans	$27,104	$6,640

As of December 31, 2011, commitments to extend credit of $0.5 million and a standby letter of credit in the amount of $0.8 million were outstanding and are not included in the above table.

During 2011, certain loans were modified in troubled debt restructurings, where economic concessions were granted to borrowers consisting of reductions in the interest rates, payment extensions, forgiveness of principal, and forbearances.  Presented below, segregated by class of loans, are troubled debt restructurings that occurred during the year ended December 31, 2011:

	Year Ended December 31, 2011
(in thousands)	Number of Loans	Post-Modification Outstanding Balance	Net Charge-offs Resulting from Modification
Commercial:
Commercial construction	7	$3,457	$0
Commercial secured by real estate	19	17,497	0
Commercial other	13	2,068	(1)
Residential:
Real estate construction	1	28	0
Real estate mortgage	2	82	0
Consumer:
Consumer direct	8	93	0
Consumer indirect	8	112	0
Total troubled debt restructurings	58	$23,337	$(1)

In the preceding table, additional specific reserves were allocated for loan modifications to the following loan classifications:  $200 thousand for one loan modification in commercial other and $11 thousand for two loan modifications in commercial secured by real estate.

Presented below, segregated by class of loans, are troubled debt restructurings that were performing in accordance with their modified terms.  CTBI considers a troubled debt restructuring to be performing in accordance with its modified terms if the loan is not past due 30 days or more as of the reporting date.

(in thousands)	December 31 2011	December 31 2010
Commercial:
Commercial construction	$1,323	$1,633
Commercial secured by real estate	16,082	2,427
Commercial other	390	771

Residential:
Real estate construction	0	0
Real estate mortgage	0	0

Consumer:
Consumer direct	59	0
Consumer indirect	112	0
Total current restructured loans	$17,966	$4,831

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

(in thousands)	Year Ended December 31, 2011
	Number of Loans	Recorded Balance
Commercial:
Commercial construction	2	$3,913
Commercial secured by real estate	2	1,669
Commercial other	6	1,280

Residential:
Real estate construction	0	0
Real estate mortgage	0	0

Consumer:
Consumer direct	1	7
Consumer indirect	0	0
Total defaulted restructured loans	11	$6,869

6.  Mortgage Banking Activities

Mortgage banking activities primarily include residential mortgage originations and servicing.  As discussed in note 1 above, mortgage servicing rights (“MSRs”) are carried at fair market value.  The fair value is determined quarterly based on an independent third-party valuation using a discounted cash flow analysis and calculated using a computer pricing model.  The system used in this evaluation, Compass Point, attempts to quantify loan level idiosyncratic risk by calculating a risk derived value.  As a result, each loan’s unique characteristics determine the valuation assumptions ascribed to that loan.  Additionally, the computer valuation is based on key economic assumptions including the prepayment speeds of the underlying loans generated using the Andrew Davidson Prepayment Model, FHLMC/FNMA guidelines, the weighted-average life of the loan, the discount rate, the weighted-average coupon, and the weighted-average default rate, as applicable.  Along with the gains received from the sale of loans, fees are received for servicing loans.  These fees include late fees, which are recorded in interest income, and ancillary fees and monthly servicing fees, which are recorded in noninterest income.  Costs of servicing loans are charged to expense as incurred.  Changes in fair market value of the MSRs are reported as an increase or decrease to mortgage banking income.

The following table presents the components of mortgage banking income:

(in thousands) Year Ended December 31	2011	2010	2009
Net gain on sale of loans held for sale	$1,749	$1,642	$4,324
Net loan servicing income (expense)
Servicing fees	1,072	1,110	1,040
Late fees	77	74	72
Ancillary fees	278	269	512
Fair value adjustments	(1,405)	(769)	(107)
Net loan servicing income (expense)	22	684	1,517
Mortgage banking income	$1,771	$2,326	$5,841

Mortgage loans serviced for others are not included in the accompanying balance sheets.  Loans serviced for the benefit of others (primarily FHLMC) totaled $425 million at December 31, 2011 and 2010 and $431 million at December 31, 2009.  Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors, and processing foreclosures.  Custodial escrow balances maintained in connection with the foregoing loan servicing, and included in demand deposits, were approximately $579 thousand, $485 thousand, and $556 thousand at December 31, 2011, 2010, and 2009, respectively.

Activity for capitalized mortgage servicing rights using the fair value method is as follows:

(in thousands)	2011	2010	2009
Fair value of MSRs, beginning of period	$3,161	$3,406	$2,168
New servicing assets created	526	524	1,345
Change in fair value during the period due to:
Time decay (1)	(124)	(161)	(136)
Payoffs (2)	(439)	(190)	(579)
Changes in valuation inputs or assumptions (3)	(842)	(418)	608
Fair value of MSRs, end of period	$2,282	$3,161	$3,406

(1)	Represents decrease in value due to regularly scheduled loan principal payments and partial loan paydowns.
(2)	Represents decrease in value due to loans that paid off during the period.
(3)	Represents change in value resulting from market-driven changes in interest rates.

The fair values of capitalized mortgage servicing rights were $2.3 million, $3.2 million, and $3.4 million at December 31, 2011, 2010, and 2009, respectively.  Fair values for the years ended December 31, 2011, 2010, and 2009 were determined by management using third-party valuations.  Major assumptions used included a discount rate of 10.00% for each year, respectively, and weighted average default rates of 2.61%, 2.0%, and 1.9%, respectively.  Prepayment speeds generated using the Andrew Davidson Prepayment Model averaged 19.2%, 13.3%, and 13.6% at December 31, 2011, 2010, and 2009, respectively.  These assumptions are prepared by the third party provider and reviewed and approved by management prior to final determination of the fair value.  MSR values are very sensitive to movement in interest rates as expected future net servicing income depends on the projected balance of the underlying loans, which can be greatly impacted by the level of prepayments.  CTBI does not currently hedge against changes in the fair value of its MSR portfolio.

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

Activity for related party transactions during 2011 and 2010 is as follows:

(in thousands)	2011	2010
Related party extensions of credit, beginning of period	$19,545	$18,393
New loans	5,295	2,794
Repayments	(1,281)	(2,065)
Decrease due to changes in related parties	(699)	423
Related party extensions of credit, end of period	$22,860	$19,545

The aggregate balances of related party deposits at December 31, 2011 and 2010 were $20.7 million and $16.8 million, respectively.

A director of CTBI is a shareholder in a law firm that provides services to CTBI and its subsidiaries.  The total of those payments for legal services for the years ended December 31, 2011, 2010, and 2009 were $1.4 million, $1.1 million, and $1.1 million, respectively.

8.  Allowance for Loan and Lease Losses

Activity in the allowance for loan and lease losses (ALLL) was as follows:

(in thousands)	2011	2010	2009
ALLL balance, beginning of year	$34,805	$32,643	$30,821
Provision charged to operations	13,262	16,484	17,468
Recoveries	2,638	3,314	3,213
Charge-offs	(17,534)	(17,636)	(18,859)
ALLL balance, end of year	$33,171	$34,805	$32,643

The following tables present the balance in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method as of December 31, 2011 and 2010:

2011
(in thousands)	Commercial Construction	Commercial Secured by Real Estate	Commercial Other	Equipment Lease Financing	Real Estate Construction	Real Estate Mortgage	Home Equity	Consumer Direct	Consumer Indirect	Total
Allowance for loan losses
Balance, beginning of year	$4,332	$12,327	$7,392	$148	$271	$2,982	$407	$1,169	$5,777	$34,805
Provision charged to expense	2,171	3,304	1,867	(36)	376	2,827	310	257	2,186	13,262
Losses charged off	2,510	4,018	4,092	0	319	1,589	171	961	3,874	17,534
Recoveries	30	140	441	0	26	82	16	452	1,451	2,638
Balance, end of year	$4,023	$11,753	$5,608	$112	$354	$4,302	$562	$917	$5,540	$33,171

Ending balance:
Individually evaluated for impairment	$2,203	$1,156	$1,310	$0	$0	$0	$0	$0	$0	$4,669
Collectively evaluated for impairment	$1,820	$10,597	$4,298	$112	$354	$4,302	$562	$917	$5,540	$28,502

Loans
Ending balance:
Individually evaluated for impairment	$10,572	$31,336	$5,202	$0	$27	$82	$0	$93	$112	$47,424
Collectively evaluated for impairment	$110,005	$767,551	$369,395	$9,706	$53,507	$649,993	$84,841	$123,856	$340,270	$2,509,124

2010
(in thousands)	Commercial Construction	Commercial Secured by Real Estate	Commercial Other	Equipment Lease Financing	Real Estate Construction	Real Estate Mortgage	Home Equity	Consumer Direct	Consumer Indirect	Total
Allowance for loan losses
Beginning balance	$3,381	$10,961	$7,472	$221	$291	$3,041	$455	$1,258	$5,563	$32,643
Provision charged to expense	2,640	5,029	4,416	(73)	(17)	526	287	532	3,144	16,484
Losses charged off	1,695	3,826	5,184	0	22	684	358	1,256	4,611	17,636
Recoveries	6	163	688	0	19	99	23	635	1,681	3,314
Ending balance	$4,332	$12,327	$7,392	$148	$271	$2,982	$407	$1,169	$5,777	$34,805

Ending balance:
Individually evaluated for impairment	$2,554	$2,575	$3,093	$0	$0	$0	$0	$0	$0	$8,222
Collectively evaluated for impairment	$1,778	$9,752	$4,299	$148	$271	$2,982	$407	$1,169	$5,777	$26,583

Loans
Ending balance:
Individually evaluated for impairment	$15,841	$32,691	$13,037	$0	$790	$950	$0	$0	$0	$63,309
Collectively evaluated for impairment	$119,250	$774,358	$375,709	$14,151	$56,120	$622,901	$85,103	$126,046	$368,233	$2,541,871

9.  Premises and Equipment

Premises and equipment are summarized as follows:

(in thousands) December 31	2011	2010
Land and buildings	$75,240	$75,319
Leasehold improvements	5,113	5,022
Furniture, fixtures, and equipment	46,463	43,967
Construction in progress	621	928
	127,437	125,236
Less accumulated depreciation and amortization	(73,140)	(69,893)
Total premises and equipment	$54,297	$55,343

Depreciation and amortization of premises and equipment for 2011, 2010, and 2009 was $4.0 million, $4.0 million, and $4.6 million, respectively.

10.  Other Real Estate Owned

Activity for other real estate owned was as follows:

(in thousands)	2011	2010
Beginning balance of other real estate owned	$42,935	$37,333
Transfers in at lower of cost or fair value less estimated costs to sell	31,536	11,806
Additional investment	744	225
Fair value adjustments charged to expense	(6,464)	(689)
Sale of assets	(11,786)	(8,466)
Properties acquired through acquisition	0	2,726
Ending balance of other real estate owned	$56,965	$42,935

Foreclosed properties at December 31, 2011 and 2010 were $56.5 million and $42.9 million, respectively.  Also included in other real estate owned is a $0.4 million property which was not acquired through foreclosure.  Carrying costs and fair value adjustments associated with foreclosed properties were $8.6 million, $2.6 million, and $3.3 million for 2011, 2010, and 2009, respectively.  See note 1 for a description of our accounting policies relative to foreclosed properties and other real estate owned.

11.  Deposits

Major classifications of deposits are categorized as follows:

(in thousands) December 31	2011	2010
Noninterest bearing deposits	$584,735	$525,478
NOW accounts	19,113	33,641
Money market deposits	556,765	450,289
Savings	264,271	229,466
Certificates of deposit and other time deposits of $100,000 or more	693,655	653,629
Certificates of deposit and other time deposits less than $100,000	759,820	813,614
Total deposits	$2,878,359	$2,706,117

Interest expense on deposits is categorized as follows:

(in thousands)	2011	2010	2009
Savings, NOW, and money market accounts	$2,824	$3,074	$4,002
Certificates of deposit and other time deposits of $100,000 or more	8,778	11,695	15,059
Certificates of deposit and other time deposits less than $100,000	9,680	14,383	20,732
Total interest expense on deposits	$21,282	$29,152	$39,793

Maturities of certificates of deposits and other time deposits are presented below:

	Maturities by Period at December 31, 2011
(in thousands)	Total	Within 1 Year	2 Years	3 Years	4 Years	5 Years	After 5 Years
Certificates of deposit and other time deposits of $100,000 or more	$693,655	$627,864	$38,073	$11,880	$3,882	$11,761	$195
Certificates of deposit and other time deposits less than $100,000	759,820	682,731	48,064	14,127	4,901	8,930	1,067
Total maturities	$1,453,475	$1,310,595	$86,137	$26,007	$8,783	$20,691	$1,262

12.  Advances from Federal Home Loan Bank

Federal Home Loan Bank advances consisted of the following monthly amortizing and term borrowings at December 31:

(in thousands)	2011	2010
Monthly amortizing	$1,609	$1,238
Term	20,000	20,000
Total FHLB advances	$21,609	$21,238

The advances from the FHLB that require monthly principal payments were due for repayment as follows:

	Principal Payments Due by Period at December 31, 2011
(in thousands)	Total	Within 1 Year	2 Years	3 Years	4 Years	5 Years	After 5 Years
Outstanding advances, weighted average interest rate – 2.20%	$1,609	$194	$138	$116	$114	$111	$936

At December 31, 2010, CTBI had monthly amortizing FHLB advances totaling $1.2 million at a weighted average interest rate of 3.51%.

The term advances that require the total payment to be made at maturity follow:

(in thousands) December 31	2011	2010
Advance #158, 0.37%, due 1/24/11	$0	$20,000
Advance #271, 0.25%, due 1/18/12	20,000	0
Total term advances	$20,000	$20,000

Advances totaling $21.6 million at December 31, 2011 were collateralized by FHLB stock of $25.7 million and a blanket lien on qualifying first mortgage loans.  As of December 31, 2011, CTBI had a $399.4 million FHLB borrowing capacity with $21.6 million in advances and $118.5 million in letters of credit used for public fund pledging leaving $259.3 million available for additional advances.  The advances had fixed interest rates ranging from 0.00% to 7.42% with a weighted average rate of 0.39%.  The advances are subject to restrictions or penalties in the event of prepayment.  Advance #271 matured and was paid off on January 18, 2012.

13.  Borrowings

Short-term debt is categorized as follows:

(in thousands) December 31	2011	2010
Subsidiaries:
Repurchase agreements	$217,177	$188,275
Federal funds purchased	13,104	9,680
Total short-term debt	$230,281	$197,955

All federal funds purchased and the majority of repurchase agreements mature and reprice daily.  The average rates paid for federal funds purchased and repurchase agreements on December 31, 2011 were 0.15% and 0.65%, respectively.

The maximum balance for repurchase agreements at any month-end during 2011 occurred at September 30, 2011, with a month-end balance of $229.0 million.  The average balance of repurchase agreements for the year was $205.3 million.

Long-term debt is categorized as follows:

(in thousands) December 31	2011	2010
Parent:
Junior subordinated debentures, 6.52%, due 6/1/37	$61,341	$61,341

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

14.  Income Taxes

The components of the provision for income taxes, exclusive of tax effect of unrealized securities gains, are as follows:

(in thousands)	2011	2010	2009
Current income tax expense	$16,905	$14,393	$7,684
Deferred income tax expense (benefit)	(94)	219	2,918
Total income tax expense	$16,811	$14,612	$10,602

A reconciliation of income tax expense at the statutory rate to our actual income tax expense is shown below:

(in thousands)	2011		2010		2009
Computed at the statutory rate	$19,602	35.23%	$16,818	35.71%	$12,577	35.41%
Decrease resulting from:
Tax-exempt interest	(948)	(1.70)	(806)	(1.71)	(739)	(2.08)
Housing and new markets credits	(1,007)	(1.81)	(507)	(1.08)	(654)	(1.84)
Dividends received deduction	(183)	(0.33)	(172)	(0.36)	(188)	(0.53)
Bank owned life insurance	(470)	(0.85)	(477)	(1.01)	(342)	(0.96)
ESOP dividend deduction	(262)	(0.47)	(245)	(0.53)	(230)	(0.65)
Other, net	79	0.14	1	0.01	178	0.50
Total	$16,811	30.21%	$14,612	31.03%	$10,602	29.85%

The components of the net deferred tax liability as of December 31 are as follows:

(in thousands)	2011	2010
Deferred tax assets:
Allowance for loan and lease losses	$11,610	$12,852
Interest on nonperforming loans	883	1,427
Accrued expenses	356	582
Dealer reserve valuation	982	1,119
Allowance for other real estate owned	3,964	1,755
Write-down of auction rate securities	3,969	4,162
Other	317	688
Total deferred tax assets	22,080	22,585

Deferred tax liabilities:
Depreciation and amortization	(16,852)	(14,624)
FHLB stock dividends	(4,956)	(4,985)
Loan fee income	(1,092)	(1,288)
Mortgage servicing rights	(799)	(1,106)
Capitalized lease obligations	(766)	(2,275)
Unrealized gains on AFS securities	(6,088)	(2,710)
Purchase accounting adjustments	0	(354)
Other	(1,028)	(1,460)
Total deferred tax liabilities	(31,581)	(28,802)

Net deferred tax liability	$(9,501)	$(6,217)

CTBI accounts for income taxes in accordance with income tax accounting guidance (ASC 740, Income Taxes).  The income tax accounting guidance results in two components of income tax expense:  current and deferred.  Current income tax expense reflects taxes to be paid or refunded for the current period by applying the provisions of the enacted tax law to the taxable income or excess of deductions over revenues.  CTBI determines deferred income taxes using the liability (or balance sheet) method.  Under this method, the net deferred tax asset or liability is based on the tax effects of the differences between the book and tax bases of assets and liabilities, and enacted changes in tax rates and laws are recognized in the period in which they occur.  Deferred income tax expense results from changes in deferred tax assets and liabilities between periods.  Deferred tax assets are reduced by a valuation allowance if, based on the weight of evidence available, it is more likely than not that some portion or all of a deferred tax asset will not be realized.

Uncertain tax positions are recognized if it is more likely than not, based on the technical merits, that the tax position will be realized or sustained upon examination.  The term more likely than not means a likelihood of more than 50 percent; the terms examined and upon examination also include resolution of the related appeals or litigation processes, if any.  A tax position that meets the more-likely-than-not recognition threshold is initially and subsequently measured as the largest amount of tax benefit that has a greater than 50 percent likelihood of being realized upon settlement with a taxing authority that has full knowledge of all relevant information.  The determination of whether or not a tax position has met the more-likely-than-not recognition threshold considers the facts, circumstances, and information available at the reporting date and is subject to management’s judgment.

With a few exceptions, CTBI is no longer subject to U.S. federal tax examinations by tax authorities for years before 2009, and state and local income tax examinations by tax authorities for years before 2007.  For federal tax purposes, CTBI recognizes interest and penalties on income taxes as a component of income tax expense.

CTBI files consolidated income tax returns with its subsidiaries.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits under ASC 740 is shown below:

(in thousands)	2011	2010
Balance at January 1	$163	$409
Additions based on tax positions related to current year	0	0
Additions for tax positions of prior years	0	20
Reductions for tax positions of prior years	0	(266)
Balance at December 31	$163	$163

15.  Employee Benefits

CTBI maintains two separate retirement savings plans, a 401(k) Plan and an Employee Stock Ownership Plan (“ESOP”).

The 401(k) Plan is available to all employees (age 21 and over) with one year of service and who work at least 1,000 hours per year.  Participants in the plan have the option to contribute from 1% to 15% of their annual compensation.  CTBI matches 50% of participant contributions up to 4% of gross pay. CTBI may at its discretion, contribute an additional percentage of covered employees’ compensation.  CTBI’s matching contributions were $0.9 million for each of the years ended December 31, 2011, 2010, and 2009.  The 401(k) Plan owned 531,361, 507,932, and 533,473 shares of CTBI’s common stock at December 31, 2011, 2010, and 2009, respectively.  Substantially all shares owned by the 401(k) were allocated to employee accounts on those dates. The market price of the shares at the date of allocation is essentially the same as the market price at the date of purchase.

The ESOP Plan has the same entrance requirements as the 401(k) Plan above.  CTBI currently contributes 4% of covered employees’ gross compensation to the ESOP.  The ESOP uses the contributions to acquire shares of CTBI’s common stock.  CTBI’s contributions to the ESOP were $1.4 million, $1.3 million, and $1.3 million for the years ending December 31, 2011, 2010, and 2009, respectively.  The ESOP owned 661,691, 647,158, and 623,392 shares of CTBI’s common stock at December 31, 2011, 2010, and 2009, respectively.  Substantially all shares owned by the ESOP were allocated to employee accounts on those dates.  The market price of the shares at the date of allocation is essentially the same as the market price at the date of purchase.

Stock-Based Compensation:

CTBI currently maintains one active and one inactive incentive stock option plan covering key employees.  The 2006 Stock Ownership Incentive Plan (“2006 Plan”) was approved by the Board of Directors and the shareholders in 2006.  The 1998 Stock Option Plan (“1998 Plan”) was approved by the Board of Directors and the shareholders in 1998.  The 1998 Plan was rendered inactive as of April 26, 2006.  The 2006 Plan had 1,500,000 shares authorized, 1,244,795 of which were available at December 31, 2011 for future grants.  In addition, any shares reserved for issuance under the 1998 Stock Option Plan (“1998 Plan”) in excess of the number of shares as to which options or other benefits are awarded thereunder, plus any shares as to which options or other benefits granted under the 1998 Plan may lapse, expire, terminate or be canceled, shall also be reserved and available for issuance or reissuance under the 2006 Plan.  As of December 31, 2011, the 1998 Plan had 1,046,831 shares authorized, 197,924 of which were transferred to the 2006 Plan.  The total shares available for issuance under the 2006 Plan as of December 31, 2011 was 1,442,719.  The following table provides detail of the number of shares to be issued upon exercise of outstanding stock-based awards and remaining shares available for future issuance under all of CTBI’s equity compensation plans as of December 31, 2011:

Plan Category (shares in thousands)	Number of Shares to Be Issued Upon Exercise/Vesting	Weighted Average Price ($)	Shares Available for Future Issuance
Equity compensation plans approved by shareholders:
Stock options	474	29.33	1,443 (a)
Restricted stock	97 (c)	27.91	(a)
Performance units	(d)	(b)	(a)
Stock appreciation rights (“SARs”)	(e)	(b)	(a)
Total			1,443

(a)
Under the 2006 Plan, 1.5 million shares (plus any shares reserved for issuance under the 1998 Stock Option Plan) were authorized for issuance as nonqualified and incentive stock options, SARS, restricted stock and performance units.  As of December 31, 2011, the above shares remained available for issuance.

(b)	Not applicable
(c)	The maximum number of shares of Restricted Stock that may be granted is 400,000 shares, and the maximum that may be granted to a participant during any calendar year is 40,000 shares.
(d)	No performance units had been issued as of December 31, 2011. The maximum payment that can be made pursuant to Performance Units granted to any one Participant in any calendar year shall be $250,000.
(e)	No SARS have been issued. The maximum number of shares with respect to which SARs may be granted to a Participant during any calendar year shall be 100,000 shares.

The following table details the shares available for future issuance under the 2006 Plan at December 31, 2011.

Plan Category (shares in thousands)	Shares Available for Future Issuance
Shares available at January 1, 2011	1,420,778
1998 Plan forfeitures in 2011	42,713
2006 Plan stock option issuances in 2011	0
2006 Plan restricted stock issuances in 2011	(45,542)
2006 Plan forfeitures in 2011	24,770
Shares available for future issuance	1,442,719

CTBI uses a Black-Scholes option pricing model with the following weighted average assumptions, which are evaluated and revised as necessary, in estimating the grant-date fair value of each option grant for the year end:

	2011	2010	2009
Expected option life (in years)	--	7.5	7.5
Expected volatility	--	0.391	0.371
Expected dividend yield	--	4.78%	4.02%
Risk-free interest rate	--	3.139%	2.23%

The expected option life is derived from the “safe-harbor” rules for estimating option life in ASC 718, Share-Based Payment.  The expected volatility is based on historical volatility of the stock using a historical look back that approximates the expected life of the option grant.  The interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant.  CTBI’s stock-based compensation expense for the years 2011, 2010, and 2009 was $0.7 million, $0.8 million, and $0.5 million, respectively.  Dividends paid on restricted stock shares was $120 thousand, $74 thousand, and $20 thousand, respectively, for the same periods.

CTBI’s stock option activity for the 2006 Plan for the years ended December 31, 2011, 2010, and 2009 is summarized as follows:

December 31	2011		2010		2009
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of year	177,125	$34.61	174,678	$34.85	165,678	$35.12
Granted	0	--	4,525	25.09	9,000	29.82
Exercised	0	--	0	--	0	--
Forfeited/expired	(24,554)	34.84	(2,078)	33.83	0	--
Outstanding at end of year	152,571	$34.57	177,125	$34.61	174,678	$34.85

Exercisable at end of year	101,092	$37.81	90,962	$37.70	55,717	$38.43

A summary of the status of CTBI’s 2006 Plan for nonvested shares as of December 31, 2011, and changes during the year ended December 31, 2011, is presented as follows:

Nonvested Shares	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2011	86,163	$8.35
Granted	0	--
Vested	(10,130)	12.89
Forfeited	(24,554)	10.29
Nonvested at December 31, 2011	51,479	$6.53

The 2006 Plan had options with the following remaining lives at December 31, 2011:

2006 Option Plan
Remaining Life	Outstanding Options	Weighted Average Price
Five years	89,846	$38.95
Six years	49,200	28.32
Seven years	9,000	29.82
Eight years	4,525	25.09
Total outstanding	152,571
Weighted average price		$34.57

No stock options were granted during 2011.  The weighted-average fair value of options granted from the 2006 Plan during the years 2010 and 2009 was $0.03 million or $6.53 per share and $0.10 million or $7.69 per share, respectively.

The intrinsic values of in-the-money exercisable and outstanding stock options in the 2006 Plan were $0.04 million and $0.34 million, respectively, at December 31, 2011.  No stock options were exercised in the 2006 Plan during 2011.  There was no intrinsic value of options exercised, exercisable, or outstanding for the years ended December 31, 2010 and 2009 in the 2006 Plan, as the exercise price exceeded the year-end fair value of the stock.

The following table shows restricted stock activity for the years ended December 31, 2011, 2010, and 2009:

December 31	2011		2010		2009
	Grants	Weighted Average Fair Value	Grants	Weighted Average Fair Value	Grants	Weighted Average Fair Value
Outstanding at beginning of year	52,834	$26.10	16,786	$28.83	11,076	$28.32
Granted	45,542	30.09	44,996	25.09	5,710	29.82
Exercised	(1,617)	30.09	(4,474)	26.14	0	--
Forfeited/expired	(216)	30.09	(4,474)	26.14	0	--
Outstanding at end of year	96,543	$27.91	52,834	$26.10	16,786	$28.83

Exercisable at end of year	0	--	0	--	0	--

During 2011 and 2010, the Compensation Committee of the Board of Directors approved the accelerated vesting of restricted stock grants of certain employees who had retired.  The total amount of restricted stock grants for which vesting was accelerated during the years 2011 and 2010 was 1,617 shares at a weighted average fair value of $30.09 and 4,474 shares at a weighted average fair value of $26.14, respectively.  During 2010, the Compensation Committee also approved the accelerated vesting of regular stock options consisting of 5,215 shares with an option price of $38.95 and 3,750 shares with an option price of $28.32.

CTBI’s stock option activity for the 1998 Plan for the years ended December 31, 2011, 2010, and 2009 is summarized as follows:

December 31	2011		2010		2009
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of year	371,077	$27.07	420,731	$25.64	500,454	$23.91
Granted	0	--	0	--	0	--
Exercised	(6,824)	19.63	(48,730)	14.66	(79,723)	14.75
Forfeited/expired	(42,713)	29.94	(924)	32.44	0	--
Outstanding at end of year	321,540	$26.85	371,077	$27.07	420,731	$25.64

Exercisable at end of year	321,540	$26.85	361,077	$26.92	386,498	$25.03

The 1998 Plan had options with the following remaining lives at December 31, 2011:

1998 Option Plan
Remaining Life	Outstanding Options	Weighted Average Price
One year or less	74,819	$18.94
Two years	39,062	20.99
Three years	48,950	27.62
Four years	69,786	30.88
Five years	88,923	32.44
Total outstanding	321,540
Weighted average price		$26.84

The following table shows the intrinsic values of options exercised, exercisable, and outstanding for the 1998 Plan for the years ended December 31, 2011, 2010, and 2009:

(in thousands)	2011	2010	2009
Options exercised	$27	$627	$1,017
Options exercisable	833	1,206	1,057
Outstanding options	833	1,206	1,057

A summary of the status of CTBI’s 1998 Plan nonvested shares as of December 31, 2011 and changes during the year ended December 31, 2011 is presented below:

Nonvested Shares	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2011	10,000	$10.51
Granted	0	--
Vested	(10,000)	10.51
Forfeited	0	--
Nonvested at December 31, 2011	0	$--

As of December 31, 2011, there was $1.7 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the plans.  That cost is expected to be recognized over a weighted-average period of 1.8 years.  The total unrecognized compensation cost related to nonvested share-based compensation arrangements granted as of December 31, 2010 and 2009 was $1.0 million and $0.5 million, respectively.  The total grant-date fair value of shares vested during the years ended December 31, 2011, 2010, and 2009, was $0.3 million, $0.7 million, and $1.3 million, respectively.  Cash received from option exercises under all share-based payment arrangements for the years ended December 31, 2011, 2010, and 2009 was $0.1 million, $0.7 million, and $1.2 million, respectively.  The actual tax benefit realized for the tax deductions from option exercises of the share-based payment arrangements totaled $22 thousand, $0.2 million, and $0.4 million, respectively, for the years ended December 31, 2011, 2010, and 2009.

16.  Operating Leases

Certain premises and equipment are leased under operating leases.  Additionally, certain premises are leased or subleased to third parties.  These leases generally contain renewal options and require CTBI to pay all executory costs, such as taxes, maintenance fees, and insurance.  Minimum non-cancellable rental payments and rental receipts are as follows:

(in thousands)	Payments	Receipts
2012	$1,533	$325
2013	1,252	81
2014	747	45
2015	533	28
2016	331	23
Thereafter	2,696	0
Total	$7,092	$502

Rental expense net of rental income under operating leases was $0.9 million for 2011 and $0.7 million for each of the years 2010 and 2009.

17.  Fair Market Value of Financial Instruments

The following table presents the carrying amounts and estimated fair values of financial instruments at December 31, 2011 and 2010:

(in thousands) December 31	2011		2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets
Cash and cash equivalents	$238,481	$238,481	$158,983	$158,983
Certificates of deposit in other banks	11,875	11,860	14,762	14,775
Securities available-for-sale	527,398	527,398	338,675	338,675
Securities held-to-maturity	1,662	1,661	1,662	1,662
Loans held for sale	536	550	455	462
Loans, net	2,523,377	2,520,297	2,570,375	2,590,818
Federal Home Loan Bank stock	25,673	25,673	25,673	25,673
Federal Reserve Bank stock	4,883	4,883	4,434	4,434
Accrued interest receivable	12,280	12,280	12,574	12,574
Mortgage servicing rights	2,282	2,282	3,161	3,161

Financial liabilities
Deposits	$2,878,359	$2,879,722	$2,706,117	$2,690,960
Repurchase agreements	217,177	217,062	188,275	186,989
Federal funds purchased	13,104	13,104	9,680	9,680
Advances from Federal Home Loan Bank	21,609	21,617	21,238	21,213
Long-term debt	61,341	31,030	61,341	30,894
Accrued interest payable	2,171	2,171	2,848	2,848

Unrecognized financial instruments
Letters of credit	$0	$0	$0	$0
Commitments to extend credit	0	0	0	0
Forward sale commitments	0	0	0	0

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and cash equivalents – The carrying amount approximates fair value.

Certificates of deposit in other banks – Fair values are based on quoted market prices or dealer quotes.

Securities – Fair values are based on quoted market prices, if available.  If a quoted price is not available, fair value is estimated using quoted prices for similar securities.  The fair value estimate is provided to management from a third party using modeling assumptions specific to each type of security that are reviewed and approved by management.  Quarterly sampling of fair values provided by additional third parties supplement the fair value review process.

Loans held for sale – The fair value is predetermined at origination based on sale price.

Loans (net of the allowance for loan and lease losses) – The fair value of fixed rate loans and variable rate mortgage loans is estimated by discounting the future cash flows using current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.  For other variable rate loans, the carrying amount approximates fair value.  Loans acquired through acquisition were booked at their fair value on their date of acquisition.  Management utilized a third party to assist in the valuation of the acquired loans and considered such factors as coupon rate on the acquired loans versus the current rate for similar instruments on the date of acquisition, weighted average expected life and expected loss rates using both national and regional loss rates on similar loans, and the historic loss rates on the pools of loans acquired.

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

Mortgage servicing rights – The fair value is determined quarterly based on an independent third-party valuation using a discounted cash flow analysis and calculated using a computer pricing model.  The computer valuation is based on key economic assumptions including the prepayment speeds of underlying loans, the weighted-average life of the loan, the discount rate, the weighted-average coupon, and the weighted-average default rate, as applicable.

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

Commitments to originate loans, forward sale commitments, letters of credit, and lines of credit – The fair value of commitments to originate loans is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties.  For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates.  The fair value of forward sale commitments is estimated based on current market prices for loans of similar terms and credit quality.  The fair values of letters of credit and lines of credit are based on fees currently charged for similar agreements or on the estimated cost to terminate or otherwise settle the obligations with the counterparties at the reporting date.  The fair values of these commitments are not material.

Fair Value Measurements

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

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below.  These valuation methodologies were applied to all of CTBI’s financial assets carried at fair value.  The following tables present information about CTBI’s assets measured at fair value on a recurring and nonrecurring basis as of December 31, 2011 and December 31, 2010, and indicates the fair value hierarchy of the valuation techniques and inputs utilized by CTBI to determine such fair value.  CTBI had no liabilities measured at fair value as of December 31, 2011 and December 31, 2010.

(in thousands)		Fair Value Measurements at December 31, 2011 Using
	Fair Value December 31 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets Measured – Recurring Basis
Available-for-sale securities:
U.S. Treasury and government agencies	$33,248	$0	$33,248	$0
State and political subdivisions	72,144	0	72,144	0
U.S. government sponsored agency mortgage-backed securities	400,336	0	400,336	0
Collateralized mortgage obligations	507	507	0	0
Marketable equity securities	21,163	20,675	277	211
Mortgage servicing rights	2,282	0	0	2,282
Total recurring assets measured at fair value	$529,680	$21,182	$506,005	$2,493

Assets Measured – Nonrecurring Basis
Impaired loans (collateral dependent)	$7,898	$0	$0	$7,898
Other real estate/assets owned	16,362	0	0	16,362
Total nonrecurring assets measured at fair value	$24,260	$0	$0	$24,260

(in thousands)		Fair Value Measurements at December 31, 2010 Using
	Fair Value December 31 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets Measured – Recurring Basis
Available-for-sale securities:
U.S. Treasury and government agencies	$29,254	$0	$29,254	$0
State and political subdivisions	51,865	0	51,865	0
U.S. government sponsored agency mortgage-backed securities	237,243	0	237,243	0
Collateralized mortgage obligations	0	0	0	0
Marketable equity securities	20,313	20,102	0	211
Mortgage servicing rights	3,161	0	0	3,161
Total recurring assets measured at fair value	$341,836	$20,102	$318,362	$3,372

Assets Measured – Nonrecurring Basis
Impaired loans (collateral dependent)	$16,589	$0	$0	$16,589
Other real estate/assets owned	4,579	0	0	4,579
Total nonrecurring assets measured at fair value	$21,168	$0	$0	$21,168

In general, fair value is based upon quoted market prices, where available.  If quoted market prices are not available, fair value is based on internally developed models or obtained from an independent pricing service.  While management believes CTBI’s valuation methodologies are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.

Available-For-Sale Securities

Securities classified as available-for-sale are reported at fair value on a recurring basis.  CTBI’s collateralized mortgage obligations and CRA investment funds (included in marketable equity securities) are classified as Level 1 of the valuation hierarchy where quoted market prices are available in the active market on which the individual securities are traded.

If quoted market prices are not available, CTBI obtains fair value measurements from an independent pricing service, such as Interactive Data, which utilizes pricing models to determine fair value measurement.  CTBI reviews the pricing quarterly to verify the reasonableness of the pricing.  The fair value measurements consider observable date that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions, among other factors.  U.S. Treasury and government agencies, state and political subdivisions, U.S. government sponsored agency mortgage-backed securities, and certain marketable equity securities are classified as Level 2 inputs.

The securities owned by CTBI that were measured using Level 3 criteria are auction rate securities (included in marketable equity securities) issued by FNMA.  These securities which have been exchanged into public preferred stock are valued at the closing price reported on the active market on which the individual securities are traded.  Consideration is also given for the relative illiquidity of these shares.  The securities that remain in the auction-rate security structure are valued assuming that they are exchanged into the contractual shares of public preferred stock.  Likewise, consideration is given for the uncertainty of the reorganization process currently on-going.

Mortgage Servicing Rights

CTBI records MSRs at fair value on a recurring basis with subsequent remeasurement of MSRs based on change in fair value.  In determining fair value, CTBI utilizes the expertise of an independent third party.  An estimate of the fair value of CTBI’s MSRs is determined by the independent third party utilizing assumptions about factors such as mortgage interest rates, discount rates, mortgage loan prepayment speeds, market trends and industry demand.  Management reviews and approves these assumptions prior to final determination of the fair value.  All of CTBI’s MSRs are classified as Level 3.  See note 6 for description of significant inputs.

Impaired Loans (Collateral Dependent)

Loans considered impaired under ASC 310-35, Impairment of a Loan, are loans for which, based on current information and events, it is probable that the creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement.  Impaired loans are subject to nonrecurring fair value adjustments to reflect subsequent partial write-downs that are based on the observable market price or current appraised value of the collateral.  Year-to-date losses on impaired loans were $2.6 million and $5.5 million for the years ended December 31, 2011 and 2010, respectively.

Other Real Estate/Assets Owned

In accordance with the provisions of ASC 360, Property, Plant, and Equipment, long-lived assets held for sale with a carrying amount of $16.4 million were written down to their fair value less costs to sell during the year.  Long-lived assets are subject to nonrecurring fair value adjustments to reflect subsequent partial write-downs that are based on the observable market price or current appraised value of the collateral.  Losses on other real estate/assets owned were $6.5 million and $0.7 million, respectively, for the years ended December 31, 2011 and 2010.

Following is a reconciliation of the beginning and ending balances of recurring fair value measurements using significant unobservable (Level 3) inputs:

Marketable Equity Securities (in thousands)	2011	2010
Beginning balance, January 1	$211	$211
Total realized and unrealized gains and losses:
Included in net income	0	0
Transfer of securities from Level 3 to Level 2	0	0
Purchases, issuances, and settlements	0	0
Ending balance, December 31	$211	$211

Mortgage Servicing Rights (in thousands)	2011	2010
Beginning balance, January 1	$3,161	$3,406
Total realized and unrealized gains and losses:
Included in net income	(842)	(418)
Issuances	526	524
Settlements	(563)	(351)
Ending balance, December 31	$2,282	$3,161

There were no transfers in or out of Levels 1, 2, or 3 financial assets for the years ended December 31, 2011 and 2010.

18.  Off-Balance Sheet Transactions and Guarantees

CTBI is a party to transactions with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include standby letters of credit and commitments to extend credit in the form of unused lines of credit.  CTBI uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

At December 31, CTBI had the following off-balance sheet financial instruments, whose approximate contract amounts represent additional credit risk to CTBI:

(in thousands)	2011	2010
Standby letters of credit	$50,201	$54,690
Commitments to extend credit	375,736	376,858
Total off-balance sheet financial instruments	$425,937	$431,548

Standby letters of credit represent conditional commitments to guarantee the performance of a third party.  The credit risk involved is essentially the same as the risk involved in making loans.  At December 31, 2011, we maintained a credit loss reserve of approximately $5 thousand relating to these financial standby letters of credit.  The reserve coverage calculation was determined using essentially the same methodology as used for the allowance for loan and lease losses.  Approximately 92% of the total standby letters of credit are secured, with $39.6 million of the total $50.2 million secured by cash.  Collateral for the remaining secured standby letters of credit varies but is comprised primarily of accounts receivable, inventory, property, equipment, and income-producing properties.

Commitments to extend credit are agreements to originate loans to customers as long as there is no violation of any condition of the contract.  At December 31, 2011, a credit loss reserve of $180 thousand was maintained relating to these commitments.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since a portion of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  Each customer's creditworthiness is evaluated on a case-by-case basis.  The amount of collateral obtained, if deemed necessary, is based on management's credit evaluation of the counterparty.  Collateral held varies, but may include accounts receivable, inventory, property, plant and equipment, commercial real estate, and residential real estate.  A portion of the commitments is to extend credit at fixed rates.  Fixed rate loan commitments at December 31, 2011 of $17.1 million had interest rates and terms ranging predominantly from 4.25% to 5.99% and 6 months to 1 year, respectively.  These credit commitments were based on prevailing rates, terms, and conditions applicable to other loans being made at December 31, 2011.

Included in our commitments to extend credit, are mortgage loans in the process of origination which are intended for sale to investors in the secondary market.  These forward sale commitments are on an individual loan basis that CTBI originates as part of its mortgage banking activities.  CTBI commits to sell the loans at specified prices in a future period, typically within 60 days.  These commitments are acquired to reduce market risk on mortgage loans in the process of origination and mortgage loans held for sale since CTBI is exposed to interest rate risk during the period between issuing a loan commitment and the sale of the loan into the secondary market.  Total mortgage loans in the process of origination amounted to $5.1 million and $3.0 million at December 31, 2011 and 2010, respectively, and mortgage loans held for sale amounted to $0.5 million at both December 31, 2011 and 2010.

19.  Concentrations of Credit Risk

CTBI’s banking activities include granting commercial, residential, and consumer loans to customers primarily located in eastern, northeastern, central, and south central Kentucky, southern West Virginia, and northeastern Tennessee.  CTBI is continuing to manage all components of its portfolio mix in a manner to reduce risk from changes in economic conditions. Concentrations of credit, as defined for regulatory purposes, are reviewed quarterly by management to ensure that internally established limits based on Tier 1 Capital plus the allowance for loan and lease losses are not exceeded.  At December 31, 2011 and 2010, our concentrations of hotel/motel industry credits were 37% and 39% of Tier 1 Capital plus the allowance for loan and lease losses, respectively.  Lessors of residential buildings and dwellings credits were 33% and 32%, respectively.  Lessors of non-residential buildings were 29% and 32%, respectively.    Coal mining and related support industries credits were 22% and 28%, respectively. These percentages are within our internally established limits regarding concentrations of credit.

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

CTBI’s income was significantly impacted by a $3.2 million decrease in the carrying value of two groups of foreclosed properties that were vandalized.  Claims have been filed with the insurance carriers and discussions are ongoing.  Since no agreement has been reached, the amount of recovery is uncertain.

21.  Regulatory Matters

CTBI’s principal source of funds is dividends received from our subsidiary bank, Community Trust Bank, Inc.  Regulations limit the amount of dividends that may be paid by CTB without prior approval.  During 2012, approximately $19.1 million plus any 2012 net profits can be paid by CTB without prior regulatory approval.

The Federal Reserve Bank adopted quantitative measures which assign risk weightings to assets and off-balance sheet items and also define and set minimum regulatory capital requirements (risk based capital ratios).  All banks are required to have a minimum Tier 1 (core capital) leverage ratio of 4% of adjusted quarterly average assets, Tier 1 capital of at least 4% of risk-weighted assets, and total capital of at least 8% of risk-weighted assets.  Tier 1 capital consists principally of shareholders’ equity including capital-qualifying subordinated debt but excluding unrealized gains and losses on securities available-for-sale, less goodwill and certain other intangibles.  Total capital consists of Tier 1 capital plus certain debt instruments and the reserve for credit losses, subject to limitation.  Failure to meet certain capital requirements can initiate certain actions by regulators that, if undertaken, could have a direct material effect on our consolidated financial statements.  The regulations also define well-capitalized levels of Tier 1 leverage, Tier 1, and total capital as 5%, 6%, and 10%, respectively.  We had Tier 1 leverage, Tier 1, and total capital ratios above the well-capitalized levels at December 31, 2011 and 2010.  We believe, as of December 31, 2011, CTBI meets all capital adequacy requirements for which it is subject to be defined as well-capitalized under the regulatory framework for prompt corrective action.

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

Consolidated Capital Ratios

	Actual		For Capital Adequacy Purposes
(in thousands)	Amount	Ratio	Amount	Ratio
As of December 31, 2011:
Tier 1 capital (to average assets)	$289,848	9.89%	$117,229	4.00%
Tier 1 capital (to risk weighted assets)	289,848	13.88	83,530	4.00
Total capital (to risk weighted assets)	381,038	15.14	201,341	8.00

As of December 31, 2010:
Tier 1 capital (to average assets)	$327,030	10.16%	$128,752	4.00%
Tier 1 capital (to risk weighted assets)	327,030	12.90	101,405	4.00
Total capital (to risk weighted assets)	357,281	14.10	202,713	8.00

Community Trust Bank, Inc.'s Capital Ratios

	Actual		For Capital Adequacy Purposes		To Be Well-Capitalized Under Prompt Corrective Action Provision
(in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2011:
Tier 1 capital (to average assets)	$334,553	9.51%	$140,716	4.00%	$175,895	5.00%
Tier 1 capital (to risk weighted assets)	334,553	13.32	100,466	4.00	150,700	6.00
Total capital (to risk weighted assets)	366,243	14.58	200,956	8.00	251,195	10.00

As of December 31, 2010:
Tier 1 capital (to average assets)	$298,614	9.58%	$124,682	4.00%	$155,853	5.00%
Tier 1 capital (to risk weighted assets)	298,614	12.36	96,639	4.00	144,958	6.00
Total capital (to risk weighted assets)	328,865	13.62	193,166	8.00	241,457	10.00

22.  Parent Company Financial Statements

Condensed Balance Sheets

(in thousands) December 31	2011	2010
Assets:
Cash on deposit	$6,105	$5,805
Investment in and advances to subsidiaries	421,572	393,400
Goodwill	4,973	4,973
Premises and equipment, net	211	85
Other assets	498	893
Total assets	$433,359	$405,156

Liabilities and shareholders’ equity:
Long-term debt	$61,341	$61,341
Other liabilities	5,152	5,177
Total liabilities	66,493	66,518

Shareholders’ equity	366,866	338,638

Total liabilities and shareholders’ equity	$433,359	$405,156

Condensed Statements of Income

(in thousands) Year Ended December 31	2011	2010	2009
Income:
Dividends from subsidiary banks	$20,370	$34,620	$18,620
Other income	255	34	24
Total income	20,625	34,654	18,644

Expenses:
Interest expense	3,999	3,999	3,999
Depreciation expense	72	25	12
Other expenses	1,808	1,557	1,190
Total expenses	5,879	5,581	5,201

Income before income taxes and equity in undistributed income of subsidiaries	14,746	29,073	13,443
Income tax benefit	(2,277)	(2,145)	(2,002)
Income before equity in undistributed income of subsidiaries	17,023	31,218	15,445
Equity in undistributed income of subsidiaries	21,804	1,816	9,614

Net income	$38,827	$33,034	$25,059

Condensed Statements of Cash Flows

(in thousands) Year Ended December 31	2011	2010	2009
Cash flows from operating activities:
Net income	$38,827	$33,034	$25,059
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	72	47	12
Equity in undistributed earnings of subsidiaries	(21,804)	(1,816)	(9,614)
Stock-based compensation	555	393	70
Excess tax benefit of stock-based compensation	23	205	411
Changes in:
Other assets	395	1,795	(2,432)
Other liabilities	0	675	3,497
Net cash provided by operating activities	18,068	34,333	17,003

Cash flows from investing activities:
Purchase of premises and equipment	(198)	(98)	(46)
Repayment of investments in and advances to subsidiaries	(96)	(411)	(466)
Additional investment in subsidiaries	0	(17,306)	0
Net cash used in investing activities	(294)	(17,815)	(512)

Cash flows from financing activities:
Issuance of common stock	1,291	1,875	2,292
Excess tax benefit of stock-based compensation	(23)	(205)	(411)
Dividends paid	(18,742)	(18,332)	(18,124)
Net cash used in financing activities	(17,474)	(16,662)	(16,243)

Net increase (decrease) in cash and cash equivalents	300	(144)	248
Cash and cash equivalents at beginning of year	5,805	5,949	5,701
Cash and cash equivalents at end of year	$6,105	$5,805	$5,949

23.  Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

Year Ended December 31	2011	2010	2009
Numerator:
Net income (in thousands)	$38,827	$33,034	$25,059

Denominator:
Basic earnings per share:
Weighted average shares	15,313,081	15,233,858	15,128,777
Diluted earnings per share:
Dilutive effect of equity grants	51,112	24,936	40,137
Adjusted weighted average shares	15,364,193	15,258,794	15,168,914

Earnings per share:
Basic earnings per share	$2.54	$2.17	$1.66
Diluted earnings per share	2.53	2.16	1.65

At December 31, 2011, 323,255 stock options at a weighted average price of $33.02 were outstanding and were not used in the computation of diluted earnings per share because their exercise price was greater than the average market value of the common stock.  Unvested restricted stock grants were also used in the calculation of diluted earnings per share based on the treasury method.  At December 31, 2010, 422,972 stock options at a price of $32.36 were outstanding and were not used in the computation of diluted earnings per share.  At December 31, 2009, 425,974 stock options at a price of $32.37 were outstanding and were not used in the computation of diluted earnings per share.

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

(in thousands)	2011	2010	2009
Reclassification adjustment, pretax:
Change in unrealized net gains (losses) arising during year	$9,868	$(464)	$5,758
Reclassification adjustment for realized gains included in net income	(218)	0	(654)
Change in unrealized gains (losses) on securities available-for-sale	9,650	(464)	5,104
Related tax effects:
Change in unrealized net gains (losses) arising during year	3,454	(162)	2,015
Reclassification adjustment for realized gains included in net income	(76)	0	(229)
Deferred tax expense (benefit)	3,378	(162)	1,786
Reclassification adjustment, net of tax:
Change in unrealized net gains (losses) arising during year	6,414	(302)	3,743
Reclassification adjustment for realized gains included in net income	(142)	0	(425)
Change in other comprehensive income	$6,272	$(302)	$3,318

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Audit Committee, Board of Directors and Shareholders
Community Trust Bancorp, Inc.
Pikeville, Kentucky

We have audited Community Trust Bancorp, Inc.’s (Company) internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management report on internal control over financial reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.  In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company and our report dated March 15, 2012, expressed an unqualified opinion thereon.

/s/ BKD, LLP
Louisville, Kentucky
March 15, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Audit Committee, Board of Directors and Shareholders
Community Trust Bancorp, Inc.
Pikeville, Kentucky

We have audited the accompanying consolidated balance sheets of Community Trust Bancorp, Inc. (Company) as of December 31, 2011 and 2010, and the related consolidated statements of income, changes in shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2011.  The Company’s management is responsible for these consolidated financial statements.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with accounting principles generally accepted in the Unites States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 15, 2012, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ BKD, LLP
Louisville, Kentucky
March 15, 2012

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

CTBI's management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934.  As of December 31, 2011, an evaluation was carried out by CTBI’s management, with the participation of our Chief Executive Officer and the Executive Vice President/Treasurer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, management concluded that disclosure controls and procedures as of December 31, 2011 were effective in ensuring material information required to be disclosed in this annual report on Form 10-K was recorded, processed, summarized, and reported on a timely basis.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in CTBI's internal control over financial reporting that occurred during the year ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, CTBI's internal control over financial reporting.

MANAGEMENT REPORT ON INTERNAL CONTROL

We, as management of Community Trust Bancorp, Inc. and its subsidiaries (“CTBI”), are responsible for establishing and maintaining adequate internal control over financial reporting.  Pursuant to the rules and regulations of the Securities and Exchange Commission, internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

♦	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

♦
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

♦
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

Management has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2011 based on the control criteria established in a report entitled Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, we have concluded that CTBI’s internal control over financial reporting is effective as of December 31, 2011.

The effectiveness of CTBI’s internal control over financial reporting as of December 31, 2011 has been audited by BKD, LLP, an independent registered public accounting firm that audited the CTBI’s consolidated financial statements included in this annual report.

Date: March 15, 2012	/s/ Jean R. Hale
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

Name and Age (1)	Positions and Offices Currently Held	Date First Became Director or Executive Officer		Principal Occupation
Jean R. Hale; 65	Chairman, President and CEO	1992		Chairman, President and CEO of Community Trust Bancorp, Inc.

Mark A. Gooch; 53	Executive Vice President and Secretary	1997		President and CEO of Community Trust Bank, Inc.

Larry W. Jones; 65	Executive Vice President	2000	(2)	Executive Vice President/ Central Kentucky Region President of Community Trust Bank, Inc.

James B. Draughn; 52	Executive Vice President	2001		Executive Vice President/Operations of Community Trust Bank, Inc.

Kevin J. Stumbo; 51	Executive Vice President and Treasurer	2002		Executive Vice President/ Controller of Community Trust Bank, Inc.

Ricky D. Sparkman; 49	Executive Vice President	2002		Executive Vice President/ South Central Region President of Community Trust Bank, Inc.

Richard W. Newsom; 57	Executive Vice President	2002		Executive Vice President/ Eastern Region President of Community Trust Bank, Inc.

James J. Gartner; 70	Executive Vice President	2002		Executive Vice President/ Chief Credit Officer of Community Trust Bank, Inc.

Steven E. Jameson; 55	Executive Vice President	2004	(3)	Executive Vice President/ Chief Internal Audit & Risk Officer

D. Andrew Jones; 49	Executive Vice President	2010	(4)	Executive Vice President/ Northeastern Region President of Community Trust Bank, Inc.

Andy D. Waters; 46	Executive Vice President	2011	(5)	President and CEO of Community Trust and Investment Company

(1)	The ages listed for CTBI's executive officers are as of February 29, 2012.

(2)
Mr. Larry Jones was named Executive Vice President/Central Kentucky Region President of Community Trust Bank, Inc. in November 2010.  Mr. Jones had served as Executive Vice President/Northeastern Region President since September 2002.

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

Equity Compensation Plan Information

The following table provides information as of December 31, 2011, with respect to compensation plans under which common shares of CTBI are authorized for issuance to officers or employees in exchange for consideration in the form of services provided to CTBI and/or its subsidiaries.  We currently maintain one active and one inactive incentive stock option plan covering key employees.  The 2006 Stock Ownership Incentive Plan (“2006 Plan”) was approved by the Board of Directors and the shareholders in 2006.  The 1998 Stock Option Plan (“1998 Plan”) was approved by the Board of Directors and the shareholders in 1998.  The 1998 Plan was rendered inactive as of April 26, 2006.  The 2006 Plan had 1,500,000 shares authorized, 1,244,795 of which were available at December 31, 2011 for future grants.  In addition, any shares reserved for issuance under the 1998 Stock Option Plan (“1998 Plan”) in excess of the number of shares as to which options or other benefits are awarded thereunder, plus any shares as to which options or other benefits granted under the 1998 Plan may lapse, expire, terminate or be canceled, shall also be reserved and available for issuance or reissuance under the 2006 Plan.  As of December 31, 2011, the 1998 Plan had 1,046,831 shares authorized, 197,924 of which were transferred to the 2006 Plan.  The total shares available for issuance under the 2006 Plan as of December 31, 2011 was 1,442,719.

	A	B	C
Plan Category (shares in thousands)	Number of Common Shares to be Issued Upon Exercise/Vesting	Weighted Average Price ($)	Number of Securities Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in Column A)
Equity compensation plans approved by shareholders:
Stock options	474	29.33	1,443
Restricted stock	97	27.91
Equity compensation plans not approved by shareholders	0	--	0

Total			1,443

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

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a) 1.  Financial Statements

The following financial statements of CTBI and the auditor’s report thereon are filed as part of this Form 10-K under Item 8. Financial Statements and Supplementary Data:

  ♦ Consolidated Balance Sheets
  ♦ Consolidated Statements of Income
  ♦ Consolidated Statements of Shareholders’ Equity
  ♦ Consolidated Statements of Cash Flows
  ♦ Notes to Consolidated Financial Statements
  ♦ Reports of Independent Registered Public Accounting Firm

2.  Financial Statement Schedules

All required financial statement schedules for CTBI have been included in this Form 10-K in the consolidated financial statements or the related footnotes.

3.  Exhibits

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

10.7	Senior Management Incentive Compensation Plan (2012) {incorporated herein by reference to current report on Form 8-K dated January 26, 2012}

10.8	Restricted Stock Agreement

10.9	Employee Incentive Compensation Plan (2012) {incorporated herein by reference to current report on Form 8-K dated January 26, 2012}

10.10	Amendment to the Community Trust Bancorp, Inc. 2006 Stock Ownership Incentive Plan {incorporated herein by reference to current report on Form 8-K dated January 26, 2012}

10.11	Community Trust Bancorp, Inc. 2012 Executive Committee Long-Term Incentive Compensation Plan {incorporated herein by reference to current report on Form 8-K dated January 26, 2012}

21	List of subsidiaries

23.1	Consent of BKD, LLP, Independent Registered Public Accounting Firm

31.1	Certification of Principal Executive Officer (Jean R. Hale, Chairman, President and CEO)

31.2	Certification of Principal Financial Officer (Kevin J. Stumbo, Executive Vice President and Treasurer)

32.1	Certification of Jean R. Hale, Chairman, President and CEO, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Kevin J. Stumbo, Executive Vice President and Treasurer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema*

101.DEF	XBRL Taxonomy Extension Definition Linkbase*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase*

101.LAB	XBRL Taxonomy Extension Label Linkbase*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

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

(b)  Exhibits

The response to this portion of Item 15 is submitted in (a) 3. above.

(c)  Financial Statement Schedules

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf the undersigned, thereunto duly authorized.

COMMUNITY TRUST BANCORP, INC.

Date: March 15, 2012	By:	/s/ Jean R. Hale
Jean R. Hale
Chairman, President and Chief Executive Officer

/s/ Kevin J. Stumbo
Kevin J. Stumbo
Executive Vice President and Treasurer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

March 15, 2012	/s/ Jean R. Hale	Chairman, President, and Chief Executive Officer
Jean R. Hale

March 15, 2012	/s/ Kevin J. Stumbo	Executive Vice President and Treasurer (Principal Financial Officer)
Kevin J. Stumbo

March 15, 2012	/s/ Charles J. Baird	Director
Charles J. Baird

March 15, 2012	/s/ Nick Carter	Director
Nick Carter

March 15, 2012	/s/ Nick A. Cooley	Director
Nick A. Cooley

March 15, 2012	/s/ James E. McGhee, II	Director
James E. McGhee II

March 15, 2012	/s/ M. Lynn Parrish	Director
M. Lynn Parrish

March 15, 2012	/s/ James R. Ramsey	Director
James R. Ramsey

March 15, 2012	/s/ Anthony W. St. Charles	Director
Anthony W. St. Charles

COMMUNITY TRUST BANCORP, INC. AND SUBSIDIARIES
INDEX TO EXHIBITS

Exhibit No.	Description of Exhibits
3.1	Articles of Incorporation for CTBI {incorporated herein by reference}

3.2	By-laws of CTBI as amended July 25, 1995 {incorporated herein by reference}

3.3	By-laws of CTBI as amended January 29, 2008 {incorporated herein by reference}

10.1	Community Trust Bancorp, Inc. Employee Stock Ownership Plan (effective January 1, 2007) {incorporated herein by reference}

10.2
Community Trust Bancorp, Inc. Savings and Employee Stock Ownership Plan (Amendment Number One effective January 1, 2002, Amendment Number Two effective January 1, 2004, Amendment Number Three effective March 28, 2005, and Amendment Number Four effective January 1, 2006) {incorporated herein by reference}

10.3	Second restated Pikeville National Corporation 1989 Stock Option Plan (commonly known as Community Trust Bancorp, Inc. 1989 Stock Option Plan) {incorporated herein by reference}

10.4	Community Trust Bancorp, Inc. 1998 Stock Option Plan {incorporated herein by reference}

10.5	Community Trust Bancorp, Inc. 2006 Stock Ownership Incentive Plan {incorporated herein by reference}

10.6	Form of Severance Agreement between Community Trust Bancorp, Inc. and executive officers (currently in effect with respect to eleven executive officers) {incorporated herein by reference}

10.7	Senior Management Incentive Compensation Plan (2012) {incorporated herein by reference}

10.8	Restricted Stock Agreement

10.9	Employee Incentive Compensation Plan (2012) {incorporated herein by reference}

10.10	Amendment to the Community Trust Bancorp, Inc. 2006 Stock Ownership Incentive Plan {incorporated herein by reference}

10.11	Community Trust Bancorp, Inc. 2012 Executive Committee Long-Term Incentive Compensation Plan {incorporated herein by reference}

21	List of subsidiaries

23.1	Consent of BKD, LLP, Independent Registered Public Accounting Firm

31.1	Certification of Principal Executive Officer (Jean R. Hale, Chairman, President and CEO)

31.2	Certification of Principal Financial Officer (Kevin J. Stumbo, Executive Vice President and Treasurer)

32.1	Certification of Jean R. Hale, Chairman, President and CEO, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Kevin J. Stumbo, Executive Vice President and Treasurer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema*

101.DEF	XBRL Taxonomy Extension Definition Linkbase*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase*

101.LAB	XBRL Taxonomy Extension Label Linkbase*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

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