Form 10-K/A
period 2011-12-31
COMMUNITY TRUST BANCORP INC /KY/
filed 2012-03-16
CIK 350852

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-K/A

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
For the fiscal year ended December 31, 2011
Or
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
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

EXPLANATORY NOTE

The sole purpose of this Form 10-K/A, Amendment No. 1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2011, filed on March 15, 2012 (“Original Form 10-K”) is to amend the date on the Consent of BKD, LLP, Independent Registered Public Accounting Firm, filed as Exhibit 23.1.  This Amendment does not revise or update any other part of the Original Form 10-K.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)  3.  Exhibits

Exhibit No.	Description of Exhibits
23.1	Consent of BKD, LLP, Independent Registered Public Accounting Firm

(b)  Exhibits

The response to this portion of Item 15 is submitted in (a) 3. above.

(c)  Financial Statement Schedules

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf the undersigned, thereunto duly authorized.

COMMUNITY TRUST BANCORP, INC.

Date: March 16, 2012	By:	/s/ Jean R. Hale
Jean R. Hale
Chairman, President and Chief Executive Officer

/s/ Kevin J. Stumbo
Kevin J. Stumbo
Executive Vice President and Treasurer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

March 16, 2012	/s/ Jean R. Hale	Chairman, President, and Chief Executive Officer
Jean R. Hale

March 16, 2012	/s/ Kevin J. Stumbo	Executive Vice President and Treasurer (Principal Financial Officer)
Kevin J. Stumbo

March 16, 2012	/s/ Charles J. Baird	Director
Charles J. Baird

March 16, 2012	/s/ Nick Carter	Director
Nick Carter

March 16, 2012	/s/ Nick A. Cooley	Director
Nick A. Cooley

March 16, 2012	/s/ James E. McGhee, II	Director
James E. McGhee II

March 16, 2012	/s/ M. Lynn Parrish	Director
M. Lynn Parrish

March 16, 2012	/s/ James R. Ramsey	Director
James R. Ramsey

March 16, 2012	/s/ Anthony W. St. Charles	Director
Anthony W. St. Charles

COMMUNITY TRUST BANCORP, INC. AND SUBSIDIARIES
INDEX TO EXHIBITS

Exhibit No.	Description of Exhibits
23.1	Consent of BKD, LLP, Independent Registered Public Accounting Firm