Form 10-Q
period 2012-03-31
COMMUNITY TRUST BANCORP INC /KY/
filed 2012-05-09
CIK 350852

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012

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

Common stock – 15,538,293 shares outstanding at April 30, 2012

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

The accompanying condensed consolidated financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all of the disclosures normally required by accounting principles generally accepted in the United States of America or those normally made in the Registrant’s annual report on Form 10-K.  Accordingly, the reader of the Form 10-Q should refer to the Registrant’s Form 10-K for the year ended December 31, 2011 for further information in this regard.

Community Trust Bancorp, Inc.
Condensed Consolidated Balance Sheets

(dollars in thousands)	(unaudited) March 31 2012	December 31 2011
Assets:
Cash and due from banks	$69,240	$69,723
Interest bearing deposits	170,525	166,057
Federal funds sold	3,456	2,701
Cash and cash equivalents	243,221	238,481

Certificates of deposit in other banks	12,992	11,875
Securities available-for-sale at fair value (amortized cost of $600,513 and $511,731, respectively)	613,978	527,398
Securities held-to-maturity at amortized cost (fair value of $1,664 and $1,661, respectively)	1,662	1,662
Loans held for sale	1,642	536

Loans	2,542,168	2,556,548
Allowance for loan losses	(33,172)	(33,171)
Net loans	2,508,996	2,523,377

Premises and equipment, net	54,725	54,297
Federal Home Loan Bank stock	25,674	25,673
Federal Reserve Bank stock	4,883	4,883
Goodwill	65,490	65,490
Core deposit intangible (net of accumulated amortization of $7,552 and $7,499, respectively)	1,063	1,117
Bank owned life insurance	43,827	43,483
Mortgage servicing rights	2,640	2,282
Other real estate owned	59,154	56,965
Other assets	34,066	33,660
Total assets	$3,674,013	$3,591,179

Liabilities and shareholders’ equity:
Deposits
Noninterest bearing	$629,293	$584,735
Interest bearing	2,318,260	2,293,624
Total deposits	2,947,553	2,878,359

Repurchase agreements	225,301	217,177
Federal funds purchased and other short-term borrowings	20,753	13,104
Advances from Federal Home Loan Bank	1,562	21,609
Long-term debt	61,341	61,341
Other liabilities	42,507	32,723
Total liabilities	3,299,017	3,224,313

Shareholders’ equity:
Preferred stock, 300,000 shares authorized and unissued	-	-
Common stock, $5 par value, shares authorized 25,000,000; shares outstanding 2012 – 15,526,895; 2011 – 15,429,992	77,635	77,151
Capital surplus	158,092	156,101
Retained earnings	130,517	123,431
Accumulated other comprehensive income, net of tax	8,752	10,183
Total shareholders’ equity	374,996	366,866

Total liabilities and shareholders’ equity	$3,674,013	$3,591,179

Community Trust Bancorp, Inc.
Condensed Consolidated Statements of Income and Other Comprehensive Income
(unaudited)

	Three Months Ended
	March 31
(in thousands except per share data)	2012	2011

Interest income:
Interest and fees on loans, including loans held for sale	$35,052	$36,686
Interest and dividends on securities
Taxable	2,771	2,282
Tax exempt	477	396
Interest and dividends on Federal Reserve Bank and Federal Home Loan Bank stock	364	356
Other, including interest on federal funds sold	162	140
Total interest income	38,826	39,860

Interest expense:
Interest on deposits	4,471	5,830
Interest on repurchase agreements and other short-term borrowings	338	428
Interest on advances from Federal Home Loan Bank	11	28
Interest on long-term debt	1,000	1,000
Total interest expense	5,820	7,286

Net interest income	33,006	32,574
Provision for loan losses	1,160	4,387
Net interest income after provision for loan losses	31,846	28,187

Noninterest income:
Service charges on deposit accounts	5,872	5,880
Gains on sales of loans, net	617	381
Trust income	1,613	1,616
Loan related fees	1,287	883
Bank owned life insurance	428	410
Other noninterest income	1,370	1,568
Total noninterest income	11,187	10,738

Noninterest expense:
Officer salaries and employee benefits	2,356	2,173
Other salaries and employee benefits	10,457	9,911
Occupancy, net	1,853	2,097
Equipment	918	868
Data processing	1,579	1,792
Bank franchise tax	1,155	1,164
Legal fees	601	930
Professional fees	260	406
FDIC insurance	657	1,124
Other real estate owned provision and expense	790	846
Other noninterest expense	5,124	5,236
Total noninterest expense	25,750	26,547

Income before income taxes	17,283	12,378
Income taxes	5,414	3,074
Net income	11,869	9,304

Other comprehensive income:
Unrealized holding gains (losses) on securities available-for-sale	(2,202)	1,027
Deferred tax expense (benefit)	(771)	359
Other comprehensive income, net of tax	(1,431)	668
Comprehensive income	$10,438	$9,972

Basic earnings per share	$0.77	$0.61
Diluted earnings per share	$0.77	$0.61

Weighted average shares outstanding-basic	15,407	15,294
Weighted average shares outstanding-diluted	15,456	15,324

Dividends declared per share	$0.31	$0.305

See notes to condensed consolidated financial statements.

Community Trust Bancorp, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended
	March 31
(in thousands)	2012	2011

Cash flows from operating activities:
Net income	$11,869	$9,304
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,061	1,007
Deferred taxes	771	(337)
Stock-based compensation	146	154
Excess tax benefits of stock-based compensation	336	16
Provision for loan losses	1,160	4,387
Write-downs of other real estate owned and other repossessed assets	179	418
Gains on sale of mortgage loans held for sale	(617)	(381)
(Gains)/losses on sale of assets, net	(35)	37
Proceeds from sale of mortgage loans held for sale	26,731	18,181
Funding of mortgage loans held for sale	(27,220)	(18,296)
Amortization of securities premiums and discounts, net	1,287	656
Change in cash surrender value of bank owned life insurance	(344)	(332)
Mortgage servicing rights:
Fair value adjustments	(207)	46
New servicing assets created	(151)	(136)
Changes in:
Other assets	(392)	(2,785)
Other liabilities	10,090	(224)
Net cash provided by operating activities	24,664	11,715

Cash flows from investing activities:
Certificates of deposit in other banks:
Maturity of certificates of deposit	(1,117)	3,973
Securities available-for-sale (AFS):
Purchase of AFS securities	(123,695)	(90,186)
Proceeds from prepayments and maturities of AFS securities	33,626	18,902
Change in loans, net	8,803	8,752
Purchase of premises and equipment	(1,436)	(1,774)
Proceeds from sale of premises and equipment	73	0
Additional investment in Federal Home Loan Bank stock	(1)	(34)
Proceeds from sale of other real estate and other repossessed assets	2,089	1,169
Additional investment in other real estate and other repossessed assets	(90)	(14)
Net cash used in investing activities	(81,748)	(59,212)

Cash flows from financing activities:
Change in deposits, net	69,194	86,118
Change in repurchase agreements, federal funds purchased, and other short-term borrowings, net	15,773	11,102
Advances from Federal Home Loan Bank	0	570
Payments on advances from Federal Home Loan Bank	(20,047)	(49)
Issuance of common stock	1,993	396
Excess tax benefits of stock-based compensation	(336)	(16)
Dividends paid	(4,753)	(4,660)
Net cash provided by financing activities	61,824	93,461
Net increase in cash and cash equivalents	4,740	45,964
Cash and cash equivalents at beginning of period	238,481	158,983
Cash and cash equivalents at end of period	$243,221	$204,947

Supplemental disclosures:
Income taxes paid	$3,800	$3,600
Interest paid	5,290	6,808
Non-cash activities:
Loans to facilitate the sale of other real estate and other repossessed assets	952	40
Common stock dividends accrued, paid in subsequent quarter	4,783	4,695
Real estate acquired in settlement of loans	5,370	6,322

See notes to condensed consolidated financial statements.

Community Trust Bancorp, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1 - Summary of Significant Accounting Policies

In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments (which consist of normal recurring accruals) necessary, to present fairly the condensed consolidated financial position as of March 31, 2012, the results of operations for the three months ended March 31, 2012 and 2011, and the cash flows for the three months ended March 31, 2012 and 2011.  In accordance with accounting principles generally accepted in the United States of America for interim financial information, these statements do not include certain information and footnote disclosures required by accounting principles generally accepted in the United States of America for complete annual financial statements.  The results of operations for the three months ended March 31, 2012 and 2011, and the cash flows for the three months ended March 31, 2012 and 2011, are not necessarily indicative of the results to be expected for the full year.  The condensed consolidated balance sheet as of December 31, 2011 has been derived from the audited consolidated financial statements of Community Trust Bancorp, Inc. (“CTBI”) for that period.  For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2011, included in our annual report on Form 10-K.

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

New Accounting Standards –

➢ Reconsideration of Effective Control for Repurchase Agreements – In April 2011, the FASB issued ASU 2011-03, Reconsideration of Effective Control for Repurchase Agreements.  The main objective in developing this ASU was to improve the accounting for repurchase agreements and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity.  The amendments in this ASU remove from the assessment of effective control (1) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and (2) the collateral maintenance implementation guidance related to that criterion.  Other criteria applicable to the assessment of effective control were not changed by the amendments in this Update.  The guidance in this Update is effective for the first interim or annual period beginning on or after December 15, 2011.  The guidance should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date.  The adoption of ASU No. 2011-03 did not have a material impact on CTBI’s consolidated financial statements.

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

The amendments in this ASU are to be applied prospectively.  For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011.  The adoption of this ASU did not have a material effect on our financial position or results of operations.

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

The amendments in this ASU should be applied retrospectively.  For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  The amendments do not require any transition disclosures.  In October 2011, the FASB decided that the specific requirement to present items that are reclassified from other comprehensive income to net income alongside their respective components of net income and other comprehensive income will be deferred.  Therefore, those requirements will not be effective for public entities for fiscal years and interim periods within those years beginning after December 15, 2011.  The adoption of ASU 2011-05 did not have a material impact on our consolidated financial statements.

In December 2011, the FASB issued ASU No. 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassification of Items Out of Accumulated Other Comprehensive Income in ASU No. 2011-05.  The amendments in this ASU supersede certain pending paragraphs in ASU No. 2011-05 to effectively defer only those changes that relate to the presentation of reclassification adjustments out of accumulated other comprehensive income.  The amendments will be temporary to allow the FASB time to redeliberate the presentation requirements for reclassifications out of accumulated other comprehensive income for annual and interim financial statements for public, private, and non-profit entities.

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

Note 2 – Stock-Based Compensation

CTBI’s compensation expense related to stock option grants was $19 thousand and $24 thousand for the three months ended March 31, 2012 and 2011, respectively.  Restricted stock expense for the first three months of 2012 and 2011 was $157 thousand and $160 thousand, respectively, including $30 thousand in dividends paid for each quarter.  As of March 31, 2012, there was a total of $0.1 million of unrecognized compensation expense related to unvested stock option awards that will be recognized as expense as the awards vest over a weighted average period of 0.6 years and a total of $1.5 million of unrecognized compensation expense related to restricted stock grants that will be recognized as expense as the awards vest over a weighted average period of 1.8 years.

There were 331 shares of restricted stock granted during the three months ended March 31, 2012, and 45,542 shares granted during the three months ended March 31, 2011.  The restrictions on the restricted stock will lapse at the end of five years.  However, in the event of a change in control of CTBI or the death of the participant, the restrictions will lapse.  In the event of the disability of the participant, the restrictions will lapse on a pro rata basis (with respect to 20% of the participant’s restricted stock for each year since the date of award). The Compensation Committee of the Board of Directors will have discretion to review and revise restrictions applicable to a participant’s restricted stock in the event of the participant’s retirement.  There were no options granted to purchase shares of CTBI common stock during the three months ended March 31, 2012 or 2011.

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

The amortized cost and fair value of securities at March 31, 2012 are summarized as follows:

Available-for-Sale

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury and government agencies	$31,270	$783	$(3)	$32,050
State and political subdivisions	77,959	3,354	(187)	81,126
U.S. government sponsored agency mortgage-backed securities	470,250	9,583	(610)	479,223
Collateralized mortgage obligations	452	12	0	464
Total debt securities	579,931	13,732	(800)	592,863
Marketable equity securities	20,582	625	(92)	21,115
Total available-for-sale securities	$600,513	$14,357	$(892)	$613,978

Held-to-Maturity

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
State and political subdivisions	$1,182	$2	$0	$1,184
Other debt securities	480	0	0	480
Total held-to-maturity securities	$1,662	$2	$0	$1,664

The amortized cost and fair value of securities as of December 31, 2011 are summarized as follows:

Available-for-Sale

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury and government agencies	$32,077	$1,171	$0	$33,248
State and political subdivisions	68,358	3,816	(30)	72,144
U.S. government sponsored agency mortgage-backed securities	390,213	10,180	(57)	400,336
Collateralized mortgage obligations	501	6	0	507
Total debt securities	491,149	15,173	(87)	506,235
Marketable equity securities	20,582	718	(137)	21,163
Total available-for-sale securities	$511,731	$15,891	$(224)	$527,398

Held-to-Maturity

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
State and political subdivisions	$1,182	$0	$0	$1,182
Other debt securities	480	0	(1)	479
Total held-to-maturity securities	$1,662	$0	$(1)	$1,661

The amortized cost and fair value of securities at March 31, 2012 by contractual maturity are shown below.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale		Held-to-Maturity
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$4,744	$4,791	$0	$0
Due after one through five years	22,717	23,444	0	0
Due after five through ten years	44,651	46,008	1,182	1,184
Due after ten years	37,117	38,933	0	0
U.S. government sponsored agency mortgage-backed securities	470,250	479,223	0	0
Collateralized mortgage obligations	452	464	0	0
Other securities	0	0	480	480
Total debt securities	579,931	592,863	1,662	1,664
Marketable equity securities	20,582	21,115	0	0
Total securities	$600,513	$613,978	$1,662	$1,664

There were no pre-tax gains or losses as of March 31, 2012 or 2011.

The amortized cost of securities pledged as collateral, to secure public deposits and for other purposes, was $188.2 million at March 31, 2012 and $198.6 million at December 31, 2011.

The amortized cost of securities sold under agreements to repurchase amounted to $239.7 million at March 31, 2012 and $217.2 million at December 31, 2011.

Certain investments in debt and marketable equity securities are reported in the financial statements at amounts less than their historical costs.  CTBI evaluates its investment portfolio on a quarterly basis for impairment.  The analysis performed as of March 31, 2012 indicates that all impairment is considered temporary, market driven, and not credit-related. The percentage of total investments with unrealized losses as of March 31, 2012 was 20.2% compared to 4.8% as of December 31, 2011.  The following tables provide the amortized cost, gross unrealized losses, and fair market value, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position as of March 31, 2012 that are not deemed to be other-than-temporarily impaired.

Available-for-Sale

(in thousands)	Amortized Cost	Gross Unrealized Losses	Fair Value
Less Than 12 Months
U.S. Treasury and government agencies	$1,977	$(3)	$1,974
State and political subdivisions	11,917	(186)	11,731
U.S. government sponsored agency mortgage-backed securities	110,833	(610)	110,223
Collateralized mortgage obligations	0	0	0
Total debt securities	124,727	(799)	123,928
Marketable equity securities	0	0	0
Total <12 months temporarily impaired AFS securities	124,727	(799)	123,928

12 Months or More
U.S. Treasury and government agencies	0	0	0
State and political subdivisions	106	(1)	105
U.S. government sponsored agency mortgage-backed securities	0	0	0
Collateralized mortgage obligations	0	0	0
Total debt securities	106	(1)	105
Marketable equity securities	329	(92)	237
Total ≥12 months temporarily impaired AFS securities	435	(93)	342

Total
U.S. Treasury and government agencies	1,977	(3)	1,974
State and political subdivisions	12,023	(187)	11,836
U.S. government sponsored agency mortgage-backed securities	110,833	(610)	110,223
Collateralized mortgage obligations	0	(0)	0
Total debt securities	124,833	(800)	124,033
Marketable equity securities	329	(92)	237
Total temporarily impaired AFS securities	$125,162	$(892)	$124,270

As of March 31, 2012, there were no held-to-maturity securities with unrealized losses.

The analysis performed as of December 31, 2011 indicated that all impairment was considered temporary, market driven, and not credit-related.  The following tables provide the amortized cost, gross unrealized losses, and fair market value, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position as of December 31, 2011 that are not deemed to be other-than-temporarily impaired.

Available-for-Sale

(in thousands)	Amortized Cost	Gross Unrealized Losses	Fair Value
Less Than 12 Months
U.S. Treasury and government agencies	$0	$0	$0
State and political subdivisions	6,173	(25)	6,148
U.S. government sponsored agency mortgage-backed securities	17,900	(57)	17,843
Total debt securities	24,073	(82)	23,991
Marketable equity securities	0	0	0
Total <12 months temporarily impaired AFS securities	24,073	(82)	23,991

12 Months or More
U.S. Treasury and government agencies	0	0	0
State and political subdivisions	613	(5)	608
U.S. government sponsored agency mortgage-backed securities	0	0	0
Total debt securities	613	(5)	608
Marketable equity securities	329	(137)	192
Total ≥12 months temporarily impaired AFS securities	942	(142)	800

Total
U.S. Treasury and government agencies	0	0	0
State and political subdivisions	6,786	(30)	6,756
U.S. government sponsored agency mortgage-backed securities	17,900	(57)	17,843
Total debt securities	24,686	(87)	24,599
Marketable equity securities	329	(137)	192
Total temporarily impaired AFS securities	$25,015	$(224)	$24,791

Held-to-Maturity

(in thousands)	Amortized Cost	Gross Unrealized Losses	Fair Value
Less Than 12 Months
State and political subdivisions	$0	$0	$0
Other debt securities	480	(1)	479
Total temporarily impaired HTM securities	$480	$(1)	$479

Note 4 – Loans

Major classifications of loans, net of unearned income and deferred loan origination costs, are summarized as follows:

(in thousands)	March 31 2012	December 31 2011
Commercial construction	$114,161	$120,577
Commercial secured by real estate	806,909	798,887
Equipment lease financing	8,219	9,706
Commercial other	381,946	374,597
Real estate construction	52,558	53,534
Real estate mortgage	648,338	650,075
Home equity	83,498	84,841
Consumer direct	121,645	123,949
Consumer indirect	324,894	340,382
Total loans	$2,542,168	$2,556,548

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

Not included in the loan balances above were loans held for sale in the amount of $1.6 million at March 31, 2012 and $0.5 million at  December 31, 2011.  The amount of capitalized fees and costs under ASC 310-20, included in the above loan totals were $0.5 million and $0.7 million at March 31, 2012 and December 31, 2011, respectively.

CTBI acquired loans through the acquisition of First National Bank of LaFollette in the fourth quarter 2010.  At acquisition, the transferred loans with evidence of deterioration of credit quality since origination were not significant; therefore, none of the loans acquired were accounted for under the guidance in ASC 310-30.

Credit discounts representing principal losses expected over the life of the loans are a component of the initial fair value for purchased loans acquired that are not deemed impaired at acquisition.  Accordingly, an allowance for credit losses related to these loans is not carried over and recorded at the acquisition date.  Subsequent to the acquisition date, the methods used to estimate the required allowance for credit losses for these loans is similar to originated loans; however, CTBI records a provision for loan losses only when the required allowance exceeds any remaining credit discounts.  The remaining difference between the purchase price and the unpaid principal balance at the date of acquisition is recorded in interest income over the life of the loans.  Management estimated the cash flows expected to be collected at acquisition using a third party that incorporated estimates of current key assumptions, such as default rates, severity, and prepayment speeds.  The carrying amounts of those loans included in the balance sheet are $83.6 million and $88.5 million at March 31, 2012 and December 31, 2011, respectively.

Changes in accretable yield for the three months ended March 31, 2012 and the year ended December 31, 2011 are as follows:

(in thousands)	March 31 2012	December 31 2011
Beginning balance	$720	$2,995
Additions	0	0
Accretion	(259)	(1,067)
Disposals	(35)	(1,208)
Ending balance	$426	$720

Refer to note 1 to the condensed consolidated financial statements for further information regarding our nonaccrual policy.  Nonaccrual loans segregated by class of loans were as follows:

(in thousands)	March 31 2012	December 31 2011
Commercial:
Commercial construction	$7,246	$7,029
Commercial secured by real estate	7,440	9,810
Commercial other	3,300	3,914

Residential:
Real estate construction	397	607
Real estate mortgage	3,184	4,204
Home equity	202	189
Total nonaccrual loans	$21,769	$25,753

The following tables present CTBI’s loan portfolio aging analysis, segregated by class, as of March 31, 2012 and December 31, 2011:

	March 31, 2012
(in thousands)	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Current	Total Loans	90+ and Accruing*
Commercial:
Commercial construction	$825	$0	$9,859	$10,684	$103,477	$114,161	$2,911
Commercial secured by real estate	3,588	1,390	12,480	17,458	789,451	806,909	5,191
Equipment lease financing	0	0	0	0	8,219	8,219	0
Commercial other	1,233	4,124	3,331	8,688	373,258	381,946	881
Residential:
Real estate construction	460	12	480	952	51,606	52,558	84
Real estate mortgage	1,844	2,908	6,153	10,905	637,433	648,338	3,110
Home equity	459	117	588	1,164	82,334	83,498	406
Consumer:
Consumer direct	693	129	36	858	120,787	121,645	36
Consumer indirect	1,721	495	209	2,425	322,469	324,894	209
Total	$10,823	$9,175	$33,136	$53,134	$2,489,034	$2,542,168	$12,828

	December 31, 2011
(in thousands)	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Current	Total Loans	90+ and Accruing*
Commercial:
Commercial construction	$362	$33	$10,171	$10,566	$110,011	$120,577	$3,292
Commercial secured by real estate	4,566	2,978	11,998	19,542	779,345	798,887	3,969
Equipment lease financing	0	0	0	0	9,706	9,706	0
Commercial other	2,286	688	2,504	5,478	369,119	374,597	619
Residential:
Real estate construction	305	91	622	1,018	52,516	53,534	16
Real estate mortgage	2,067	4,974	6,547	13,588	636,487	650,075	2,719
Home equity	968	312	482	1,762	83,079	84,841	346
Consumer:
Consumer direct	1,723	171	71	1,965	121,984	123,949	71
Consumer indirect	2,684	755	483	3,922	336,460	340,382	483
Total	$14,961	$10,002	$32,878	$57,841	$2,498,707	$2,556,548	$11,515

*90+ and Accruing are also included in 90+ Days Past Due column.

Credit Quality Indicators:

CTBI categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors.  CTBI also considers the fair value of the underlying collateral and the strength and willingness of the guarantor(s).  CTBI analyzes commercial loans individually by classifying the loans as to credit risk.  Loans classified as loss, doubtful, substandard, or special mention are reviewed quarterly by CTBI for further deterioration or improvement to determine if appropriately classified and valued if deemed impaired.  All other commercial loan reviews are completed every 12 to 18 months.  In addition, during the renewal process of any loan, as well as if a loan becomes past due or if other information becomes available, CTBI will evaluate the loan grade.  CTBI uses the following definitions for risk ratings:

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

The following tables present the credit risk profile of CTBI’s commercial loan portfolio based on rating category and payment activity, segregated by class of loans, as of March 31, 2012 and December 31, 2011:

(in thousands)	Commercial Construction	Commercial Secured by Real Estate	Commercial Other	Equipment Leases	Total
March 31, 2012
Pass	$81,848	$659,812	$322,849	$8,219	$1,072,728
Watch	14,948	76,821	39,855	0	131,624
OAEM	1,435	19,262	8,662	0	29,359
Substandard	8,793	43,596	7,309	0	59,698
Doubtful	7,137	7,418	3,271	0	17,826
Loss	0	0	0	0	0
Total	$114,161	$806,909	$381,946	$8,219	$1,311,235

December 31, 2011
Pass	$85,886	$643,312	$323,471	$9,706	$1,062,375
Watch	17,721	78,611	38,185	0	134,517
OAEM	1,379	21,087	1,668	0	24,134
Substandard	8,783	46,238	7,364	0	62,385
Doubtful	6,808	9,639	3,909	0	20,356
Loss	0	0	0	0	0
Total	$120,577	$798,887	$374,597	$9,706	$1,303,767

The following tables present the credit risk profile of the CTBI’s residential real estate and consumer loan portfolios based on performing or nonperforming status, segregated by class, as of March 31, 2012 and December 31, 2011:

(in thousands)	Real Estate Construction	Real Estate Mortgage	Home Equity	Consumer Direct	Consumer Indirect	Total
March 31, 2012
Performing	$52,077	$642,044	$82,890	$121,609	$324,685	$1,223,305
Nonperforming (1)	481	6,294	608	36	209	7,628
Total	$52,558	$648,338	$83,498	$121,645	$324,894	$1,230,933

December 31, 2011
Performing	$52,911	$643,152	$84,306	$123,878	$339,899	$1,244,146
Nonperforming (1)	623	6,923	535	71	483	8,635
Total	$53,534	$650,075	$84,841	$123,949	$340,382	$1,252,781

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

The following table presents impaired loans, the average investment in impaired loans, and interest income recognized on impaired loans for the periods ended March 31, 2012, December 31, 2011, and March 31, 2011:

	March 31, 2012
(in thousands)	Recorded Balance	Unpaid Contractual Principal Balance	Specific Allowance	Average Investment in Impaired Loans	*Interest Income Recognized
Loans without a specific valuation allowance:
Commercial construction	$4,594	$4,595	$0	$4,683	$18
Commercial secured by real estate	36,312	37,778	0	36,506	332
Commercial other	6,696	7,406	0	6,785	16
Real estate construction	0	0	0	0	0
Real estate mortgage	279	279	0	280	3
Consumer direct	0	0	0	0	0
Consumer indirect	0	0	0	0	0

Loans with a specific valuation allowance:
Commercial construction	5,912	6,764	2,180	5,809	0
Commercial secured by real estate	3,382	3,508	1,246	3,385	0
Commercial other	2,791	5,391	1,104	2,829	0

Totals:
Commercial	59,687	65,442	4,530	59,997	366
Residential	279	279	0	280	3
Consumer	0	0	0	0	0
Total	$59,966	$65,721	$4,530	$60,277	$369

	December 31, 2011
(in thousands)	Recorded Balance	Unpaid Contractual Principal Balance	Specific Allowance	Average Investment in Impaired Loans	*Interest Income Recognized
Loans without a specific valuation allowance:
Commercial construction	$4,778	$4,778	$0	$8,992	$252
Commercial secured by real estate	27,811	29,765	0	31,480	1,543
Commercial other	1,770	2,501	0	3,392	143
Real estate construction	27	27	0	19	1
Real estate mortgage	82	82	0	84	5
Consumer direct	93	93	0	82	9
Consumer indirect	112	112	0	99	12

Loans with a specific valuation allowance:
Commercial construction	5,794	6,643	2,203	7,681	0
Commercial secured by real estate	3,525	3,669	1,156	4,747	23
Commercial other	3,432	6,022	1,310	5,071	22

Totals:
Commercial	47,110	53,378	4,669	61,363	1,983
Residential	109	109	0	103	6
Consumer	205	205	0	181	21
Total	$47,424	$53,692	$4,669	$61,647	$2,010

	March 31, 2011
(in thousands)	Recorded Balance	Unpaid Contractual Principal Balance	Specific Allowance	Average Investment in Impaired Loans	*Interest Income Recognized
Loans without a specific valuation allowance:
Commercial construction	$7,537	$8,394	$0	$7,540	$71
Commercial secured by real estate	30,903	33,279	0	32,777	257
Commercial other	3,870	4,970	0	3,886	56
Real estate construction	0	0	0	0	0
Real estate mortgage	85	85	0	85	2
Consumer direct	43	43	0	43	1
Consumer indirect	89	89	0	89	2

Loans with a specific valuation allowance:
Commercial construction	9,356	9,788	2,805	9,356	0
Commercial secured by real estate	5,189	5,379	1,622	5,219	23
Commercial other	7,247	8,645	2,913	7,963	0

Totals:
Commercial	64,102	70,455	7,340	66,741	407
Residential	85	85	0	85	2
Consumer	132	132	0	132	3
Total	$64,319	$70,672	$7,340	$66,958	$412

*Cash basis interest is substantially the same as interest income recognized.

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

As of March 31, 2012 and December 31, 2011, commitments to extend credit of $0.5 million and a standby letter of credit in the amount of $0.8 million were outstanding and are not included in the above table.

During 2012, certain loans were modified in troubled debt restructurings, where economic concessions were granted to borrowers consisting of reductions in the interest rates, payment extensions, forgiveness of principal, and forbearances.  Presented below, segregated by class of loans, are troubled debt restructurings that occurred during the three months ended March 31, 2012:

	Three Months Ended March 31, 2012
(in thousands)	Number of Loans	Post-Modification Outstanding Balance	Net Charge-offs Resulting from Modification
Commercial:
Commercial construction	0	$0	$0
Commercial secured by real estate	3	1,665	0
Commercial other	1	48	0
Residential:
Real estate construction	0	0	0
Real estate mortgage	3	165	0
Consumer:
Consumer direct	1	10	0
Consumer indirect	4	52	0
Total troubled debt restructurings	12	$1,940	$0

Loans retain their accrual status at the time of their modification. As a result, if a loan is on nonaccrual at the time it is modified, it stays as nonaccrual, and if a loan is on accrual at the time of the modification, it generally stays on accrual.  Commercial and consumer loans modified in a troubled debt restructuring are closely monitored for delinquency as an early indicator of possible future default.  If loans modified in a troubled debt restructuring subsequently default, CTBI evaluates the loan for possible further impairment.  The allowance for loan losses may be increased, adjustments may be made in the allocation of the allowance, or partial charge-offs may be taken to further write-down the carrying value of the loan.  Presented below, segregated by class of loans, are loans that were modified as troubled debt restructurings which have subsequently defaulted.  CTBI considers a loan in default when it is 90 days or more past due or transferred to nonaccrual.

(in thousands)	Three Months Ended March 31, 2012
	Number of Loans	Recorded Balance
Commercial:
Commercial construction	0	$0
Commercial secured by real estate	3	370
Commercial other	2	32

Residential:
Real estate construction	0	0
Real estate mortgage	2	12
Home equity	1	8

Consumer:
Consumer direct	2	2
Consumer indirect	0	0
Total defaulted restructured loans	10	$424

The following tables present the activity in the allowance for loan losses and the recorded investment in loans based on portfolio class and impairment method for the periods ended March 31, 2012, December 31, 2011, and March 31, 2011:

	March 31, 2012
(in thousands)	Commercial Construction	Commercial Secured by Real Estate	Commercial Other	Equipment Lease Financing	Real Estate Construction	Real Estate Mortgage	Home Equity	Consumer Direct	Consumer Indirect	Total
Allowance for loan losses
Beginning balance	$4,023	$11,753	$5,608	$112	$354	$4,302	$562	$917	$5,540	$33,171
Provision charged to expense	42	1,280	718	(7)	155	71	29	(117)	(1,011)	1,160
Losses charged off	18	96	612	0	171	190	46	146	847	2,126
Recoveries	19	40	251	0	6	57	1	192	401	967
Ending balance	$4,066	$12,977	$5,965	$105	$344	$4,240	$546	$846	$4,083	$33,172

Ending balance:
Individually evaluated for impairment	$2,180	$1,246	$1,104	$0	$0	$0	$0	$0	$0	$4,530
Collectively evaluated for impairment	$1,886	$11,731	$4,861	$105	$344	$4,240	$546	$846	$4,083	$28,642

Loans
Ending balance:
Individually evaluated for impairment	$10,506	$39,694	$9,487	$0	$0	$279	$0	$0	$0	$59,966
Collectively evaluated for impairment	$103,655	$767,215	$372,459	$8,219	$52,558	$648,059	$83,498	$121,645	$324,894	$2,482,202

	December 31, 2011
(in thousands)	Commercial Construction	Commercial Secured by Real Estate	Commercial Other	Equipment Lease Financing	Real Estate Construction	Real Estate Mortgage	Home Equity	Consumer Direct	Consumer Indirect	Total
Allowance for loan losses
Beginning balance	$4,332	$12,327	$7,392	$148	$271	$2,982	$407	$1,169	$5,777	$34,805
Provision charged to expense	2,171	3,304	1,867	(36)	376	2,827	310	257	2,186	13,262
Losses charged off	2,510	4,018	4,092	0	319	1,589	171	961	3,874	17,534
Recoveries	30	140	441	0	26	82	16	452	1,451	2,638
Ending balance	$4,023	$11,753	$5,608	$112	$354	$4,302	$562	$917	$5,540	$33,171

Ending balance:
Individually evaluated for impairment	$2,203	$1,156	$1,310	$0	$0	$0	$0	$0	$0	$4,669
Collectively evaluated for impairment	$1,820	$10,597	$4,298	$112	$354	$4,302	$562	$917	$5,540	$28,502

Loans
Ending balance:
Individually evaluated for impairment	$10,572	$31,336	$5,202	$0	$27	$82	$0	$93	$112	$47,424
Collectively evaluated for impairment	$110,005	$767,551	$369,395	$9,706	$53,507	$649,993	$84,841	$123,856	$340,270	$2,509,124

	March 31, 2011
(in thousands)	Commercial Construction	Commercial Secured by Real Estate	Commercial Other	Equipment Lease Financing	Real Estate Construction	Real Estate Mortgage	Home Equity	Consumer Direct	Consumer Indirect	Total
Allowance for loan losses
Beginning balance	$4,332	$12,327	$7,392	$148	$271	$2,982	$407	$1,169	$5,777	$34,805
Provision charged to expense	433	1,613	906	(10)	(17)	683	78	43	658	4,387
Losses charged off	98	2,015	875	0	0	342	46	291	995	4,662
Recoveries	1	27	81	0	8	22	0	140	343	622
Ending balance	$4,668	$11,952	$7,504	$138	$262	$3,345	$439	$1,061	$5,783	$35,152

Ending balance:
Individually evaluated for impairment	$2,805	$1,622	$2,913	$0	$0	$0	$0	$0	$0	$7,340
Collectively evaluated for impairment	$1,863	$10,330	$4,591	$138	$262	$3,345	$439	$1,061	$5,783	$27,812

Loans
Ending balance:
Individually evaluated for impairment	$16,893	$36,092	$11,117	$0	$0	$85	$0	$43	$89	$64,319
Collectively evaluated for impairment	$116,887	$755,741	$384,217	$12,359	$50,046	$637,754	$83,767	$121,642	$359,316	$2,521,729

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

The following table presents the components of mortgage banking income:

	Three Months Ended
	March 31
(in thousands)	2012	2011
Net gain on sales of loans held for sale	$617	$381
Net loan servicing income (expense)
Servicing fees	271	268
Late fees	22	22
Ancillary fees	86	66
Fair value adjustments	207	(46)
Net loan servicing income	586	310
Mortgage banking income	$1,203	$691

Mortgage loans serviced for others are not included in the accompanying balance sheets.  Loans serviced for the benefit of others (primarily FHLMC) at March 31, 2012, December 31, 2011, and March 31, 2011, were $427 million, $425 million, and $422 million, respectively.  Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors, and processing foreclosures.  Custodial escrow balances maintained in connection with the foregoing loan servicing, and included in demand deposits, were approximately $924 thousand at March 31, 2012, $579 thousand at December 31, 2011, and $828 thousand at March 31, 2011.

Activity for capitalized mortgage servicing rights using the fair value method was as follows:

	Three Months Ended
	March 31
(in thousands)	2012	2011
Fair value, beginning of period	$2,282	$3,161
New servicing assets created	151	136
Change in fair value during the period due to:
Time decay (1)	(40)	(59)
Payoffs (2)	(94)	(131)
Changes in valuation inputs or assumptions (3)	341	144
Fair value of MSRs, end of period	$2,640	$3,251

(1)	Represents decrease in value due to regularly scheduled loan principal payments and partial loan paydowns.
(2)	Represents decrease in value due to loans that paid off during the period.
(3)	Represents change in value resulting from market-driven changes in interest rates and prepayment speeds.

The fair value of capitalized mortgage servicing rights was $2.6 million at March 31, 2012 compared to $2.3 million at December 31, 2011 and $3.3 million at March 31, 2011.  Major assumptions used included a discounted rate of 10.0% for the quarters ended March 31, 2012, December 31, 2011 and March 31, 2011, and weighted average default rates of 2.30%, 2.61%, and 2.30% respectively.  Prepayment speeds generated using the Andrew Davidson Prepayment Model averaged 16.3%, 19.2%, and 13.1% at March 31, 2012, December 31, 2011, and March 31, 2011, respectively.  These assumptions are prepared by the third party provider and reviewed and approved by management prior to final determination of the fair value.  MSR values are very sensitive to movement in interest rates as expected future net servicing income depends on the projected balance of the underlying loans, which can be greatly impacted by the level of prepayments.  CTBI does not currently hedge against changes in the fair value of its MSR portfolio.

Note 6 – Other Real Estate Owned

Activity for other real estate owned during the three months ended March 31, 2012 and 2011 was as follows:

(in thousands)	2012	2011
Beginning balance of other real estate owned	$56,965	$42,935
New assets acquired	5,370	6,321
Capitalized costs	90	13
Fair value adjustments	(179)	(418)
Sale of assets	(3,092)	(1,184)
Ending balance of other real estate owned	$59,154	$47,667

Foreclosed properties at March 31, 2012 and 2011 were $58.6 million and $47.7 million, respectively.  Also included in other real estate owned are two properties totaling $0.6 million which were not acquired through foreclosure.  Carrying costs and fair value adjustments associated with foreclosed properties at March 31, 2012, 2011, and 2010 respectively were $0.79 million, $0.85 million, and $0.87 million.

Note 7 – Borrowings

Short-term debt consists of the following:

(in thousands)	March 31 2012	December 31 2011
Subsidiaries:
Repurchase agreements	$225,301	$217,177
Federal funds purchased	20,753	13,104
Total short-term debt	$246,054	$230,281

All federal funds purchased and the majority of repurchase agreements mature and reprice daily.  The average rates paid for federal funds purchased and repurchase agreements on March 31, 2012 were 0.15% and 0.60%, respectively.

The maximum balance for repurchase agreements at any month-end during the three months ended March 31, 2012 occurred at March 31, 2012, with a month-end balance of $225.3 million.  The average balance of repurchase agreements for the three months ended March 31, 2012 was $217.3 million.

Federal Home Loan Bank (FHLB) advances consisted of the following monthly amortizing and term borrowings:

(in thousands)	March 31 2012	December 31 2011
Monthly amortizing	$1,562	$1,609
Term	0	20,000
Total FHLB advances	$1,562	$21,609

The advances from the Federal Home Loan Bank that require monthly principal payments were due for repayment as follows:

	Principal Payments Due by Period at March 31, 2012
(in thousands)	Total	Within 1 Year	2 Years	3 Years	4 Years	5 Years	After 5 Years
Outstanding advances, weighted average interest rate – 2.15%	$1,562	$189	$126	$116	$113	$107	$911

At December 31, 2011, CTBI had monthly amortizing FHLB advances totaling $1.6 million at a weighted average rate of 2.20%.

The term advances that require the total payment to be made at maturity follow:

(in thousands)	March 31 2012	December 31 2011
Advance #271, 0.25%, due 1/18/12	$0	$20,000

Advances totaling $1.6 million at March 31, 2012 were collateralized by FHLB stock of $25.7 million and a blanket lien on qualifying first mortgage loans.  As of March 31, 2012, CTBI had a $409.4 million FHLB borrowing capacity with $1.6 million in advances and $120.5 million in letters of credit used for public fund pledging leaving $287.3 million available for additional advances.  The advances had fixed interest rates ranging from 0.00% to 7.42% with a weighted average rate of 2.15%.  The advances are subject to restriction or penalties in the event of prepayment.  Advance #271 matured and was paid off on January 18, 2012.

Long-term debt consists of the following:

(in thousands)	March 31 2012	December 31 2011
Junior subordinated debentures, 6.52%, due 6/1/37	$61,341	$61,341

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

Note 8 – Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended
	March 31
(in thousands except per share data)	2012	2011
Numerator:
Net income	$11,869	$9,304

Denominator:
Basic earnings per share:
Weighted average shares	15,407	15,294
Diluted earnings per share:
Effect of dilutive stock options	49	30
Adjusted weighted average shares	15,456	15,324

Earnings per share:
Basic earnings per share	$0.77	$0.61
Diluted earnings per share	0.77	0.61

Options to purchase 248,555 common shares were excluded from the diluted calculations above for the three months ended March 31, 2012, because the exercise prices on the options were greater than the average market price for the period.  Unvested restricted stock grants were also used in the calculation of diluted earnings per share based on the treasury method.   Options to purchase 293,322 common shares were excluded from the diluted calculations above for the three months ended March 31, 2011.

Note 9 – Fair Value of Financial Assets and Liabilities

Fair Value Measurements

ASC 820, Fair Value Measurements, defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.  ASC 820 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances.  Fair value measurements must maximize the use of observable inputs and minimize the use of unobservable inputs.  In this standard, the FASB clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability.  In support of this principle, ASC 820 establishes a fair value hierarchy that prioritizes the information used to develop those assumptions.  The fair value hierarchy is as follows:

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

Recurring Measurements

The following tables present the fair value measurements of assets recognized in the accompanying balance sheets measured at fair value on a recurring basis as of March 31, 2012 and December 31, 2011 and indicates the level within the fair value hierarchy of the valuation techniques.

		Fair Value Measurements at March 31, 2012 Using
(in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets measured – recurring basis
Available-for-sale securities:
U.S. Treasury and government agencies	$32,050	$0	$32,050	$0
State and political subdivisions	81,126	0	81,126	0
U.S. government sponsored agency mortgage-backed securities	479,223	0	479,223	0
Collateralized mortgage obligations	464	0	464	0
Marketable equity securities	21,115	20,904	0	211
Mortgage servicing rights	2,640	0	0	2,640

		Fair Value Measurements at December 31, 2011 Using
(in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets measured – recurring basis
Available-for-sale securities:
U.S. Treasury and government agencies	$33,248	$0	$33,248	$0
State and political subdivisions	72,144	0	72,144	0
U.S. government sponsored agency mortgage-backed securities	400,336	0	400,336	0
Collateralized mortgage obligations	507	507	0	0
Marketable equity securities	21,163	20,675	277	211
Mortgage servicing rights	2,282	0	0	2,282

Following is a description of the valuation methodologies and inputs used for assets measured at fair value on a recurring basis and recognized in the accompanying balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy.  These valuation methodologies were applied to all of CTBI’s financial assets carried at fair value.  CTBI had no liabilities measured at fair value as of March 31, 2012 and December 31, 2011.  There have been no significant changes in the valuation techniques during the quarter ended March 31, 2012.  For assets classified within Level 3 of the fair value hierarchy, the process used to develop the reported fair value is described below.

Available-for-Sale Securities

Securities classified as available-for-sale are reported at fair value on a recurring basis.  CTBI’s CRA investment funds (included in marketable equity securities) are classified as Level 1 of the valuation hierarchy where quoted market prices are available in the active market on which the individual securities are traded.

If quoted market prices are not available, CTBI obtains fair value measurements from an independent pricing service, such as Interactive Data, which utilizes pricing models to determine fair value measurement.  CTBI reviews the pricing quarterly to verify the reasonableness of the pricing.  The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions, among other factors.  U.S. Treasury and government agencies, state and political subdivisions, and U.S. government sponsored agency mortgage-backed securities are classified as Level 2 inputs.

In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy.  The securities owned by CTBI that were measured using Level 3 criteria are auction rate securities (included in marketable equity securities) issued by FNMA.  Fair value determinations for Level 3 measurements of auction rate securities are estimated on a quarterly basis where assumptions used are reviewed to ensure the estimated fair value complies with accounting standards generally accepted in the United States.  The fair market value for these auction rate securities are determined by valuing the underlying collateral which includes the public preferred stock of FNMA.  Consideration is also given for the relative illiquidity of these shares.  The securities that remain in the auction-rate security structure are valued assuming that they are exchanged into the contractual shares of public preferred stock.  Likewise, consideration is given for the uncertainty of the reorganization process currently on-going.  See the table below for inputs and valuation techniques used for Level 3 securities.

Mortgage Servicing Rights

Mortgage servicing rights do not trade in an active, open market with readily observable prices.  CTBI reports mortgage servicing rights at fair value on a recurring basis with subsequent remeasurement of MSRs based on change in fair value.

In determining fair value, CTBI utilizes the expertise of an independent third party.  Accordingly, fair value is determined by the independent third party by utilizing assumptions about factors such as mortgage interest rates, discount rates, mortgage loan prepayment speeds, market trends and industry demand.  Due to the nature of the valuation inputs, mortgage servicing rights are classified within Level 3 of the hierarchy.  Fair value determinations for Level 3 measurements of mortgage servicing rights are tested for impairment on a quarterly basis where assumptions used are reviewed to ensure the estimated fair value complies with accounting standards generally accepted in the United States.  See the table below for inputs and valuation techniques used for Level 3 mortgage servicing rights.

Transfers between Levels

Transfers between Levels 1, 2, and 3 and the reasons for those transfers are as follows:

(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Reason for Transfer
Transfers from level:
Collateralized mortgage obligations	$464	$0	$0	Quoted prices in exact security not available on the measurement date

Marketable equity securities	0	323	0	Quoted prices available on the measurement date
Total transfers from level	$464	$323	$0

Transfers to level:
Collateralized mortgage obligations	$0	$464	$0	Quoted prices in exact security not available on the measurement date

Marketable equity securities	323	0	0	Quoted prices available on the measurement date
Total transfers to level	$323	$464	$0

Level 3 Reconciliation

Following is a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the accompanying balance sheet using significant unobservable (Level 3) inputs for March 31, 2012 and December 31, 2011:

	Three Months Ended March 31, 2012
(in thousands)	Marketable Equity Securities	Mortgage Servicing Rights
Beginning balance	$211	$2,282
Total recognized gains (losses)
Included in net income	0	341
Included in other comprehensive income	0	0
Net realized gains	0	0
Purchases	0	0
Issues	0	151
Sales	0	0
Settlements	0	(134)
Transfers in and/or out of Level 3	0	0
Ending balance	$211	$2,640

Total gains for the period included in net income attributable to the change in unrealized gains or losses related to assets still held at the reporting date	$0	$341

	Three Months Ended March 31, 2011
(in thousands)	Marketable Equity Securities	Mortgage Servicing Rights
Beginning balance	$211	$3,161
Total recognized gains (losses)
Included in net income	0	144
Included in other comprehensive income	0	0
Net realized gains	0	0
Purchases	0	0
Issues	0	136
Sales	0	0
Settlements	0	(190)
Transfers in and/or out of Level 3	0	0
Ending balance	$211	$3,251

Total gains for the period included in net income attributable to the change in unrealized gains or losses related to assets still held at the reporting date	$0	$144

Realized and unrealized gains and losses for items reflected in the table above are included in net income in the consolidated statements of income as follows:

(in thousands)	Three Months Ended March 31, 2012
	Noninterest Income	Noninterest Expense
Total gains	$207	$0
Change in unrealized gains or losses relating to assets still held at the balance sheet date	0	0

Nonrecurring Measurements

The following table presents the fair value measurements of assets recognized in the accompanying balance sheets measured at fair value on a nonrecurring basis as of March 31, 2012 and December 31, 2011 and indicates the level within the fair value hierarchy of the valuation techniques.

		Fair Value Measurements at March 31, 2012 Using
(in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets measured – nonrecurring basis
Impaired loans (collateral dependent)	$598	$0	$0	$598
Other real estate/assets owned	985	0	0	985

		Fair Value Measurements at December 31, 2011 Using
(in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets measured – nonrecurring basis
Impaired loans (collateral dependent)	$7,898	$0	$0	$7,898
Other real estate/assets owned	16,362	0	0	16,362

Following is a description of the valuation methodologies and inputs used for assets measured at fair value on a nonrecurring basis and recognized in the accompanying balance sheet, as well as the general classification of such assets pursuant to the valuation hierarchy.  For assets classified within Level 3 of the fair value hierarchy, the process used to develop the reported fair value is described below.

Impaired Loans (Collateral Dependent)

The estimated fair value of collateral-dependent impaired loans is based on the appraised fair value of the collateral, less estimated cost to sell.  Collateral-dependent impaired loans are classified within Level 3 of the fair value hierarchy.

CTBI considers the appraisal or evaluation as the starting point for determining fair value and then considers other factors and events in the environment that may affect the fair value.  Appraisals of the collateral underlying collateral-dependent loans are obtained when the loan is determined to be collateral-dependent and subsequently as deemed necessary by the Chief Credit Officer.  Appraisals are reviewed for accuracy and consistency by the Chief Credit Officer.  Appraisers are selected from the list of approved appraisers maintained by management.  The appraised values are reduced by discounts to consider lack of marketability and estimated cost to sell if repayment or satisfaction of the loan is dependent on the sale of the collateral.  These discounts and estimates are developed by the Chief Credit Officer by comparison to historical results.

Loans considered impaired under ASC 310-35, Impairment of a Loan, are loans for which, based on current information and events, it is probably that the creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement.  Impaired loans are subject to nonrecurring fair value adjustments to reflect subsequent (1) partial write-downs that are based on the observable market price or current appraised value of the collateral or (2) the full charge-off of the loan carrying value.  Adjustments for the quarters ended March 31, 2012, December 31, 2011, and March 31, 2011 were $0.1 million, $2.1 million, and $1.3 million, respectively.

Other Real Estate Owned

In accordance with the provisions of ASC 360, Property, Plant, and Equipment, other real estate owned (OREO) is carried at the lower of fair value at acquisition date or current estimated fair value, less estimated cost to sell when the real estate is acquired.  Estimated fair value of OREO is based on appraisals or evaluations.  OREO is classified within Level 3 of the fair value hierarchy.  Long-lived assets are subject to nonrecurring fair value adjustments to reflect subsequent partial write-downs that are based on the observable market price or current appraised value of the collateral.  Fair value adjustments on other real estate/assets owned for the quarters ended March 31, 2012, December 31, 2011, and March 31, 2011 were $0.2 million, $3.7 million, and $0.4 million, respectively.

Appraisals of OREO are obtained when the real estate is acquired and subsequently as deemed necessary by the Chief Credit Officer.  Appraisals are required at least every 12 to 18 months and reviewed for accuracy and consistency by the Chief Credit Officer.  Appraisers are selected from the list of approved appraisers maintained by management.

Unobservable (Level 3) Inputs

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements.

	Quantitative Information about Level 3 Fair Value Measurements
(in thousands)	Fair Value at March 31, 2012	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Marketable equity securities	$211	Discount cash flows, Market comparable	Offered quotes of underlying securities held as collateral	Not applicable

Mortgage servicing rights	$2,640	Discount cash flows, computer pricing model	Constant prepayment rate	8.0% - 24.2% (16.3%)
			Probability of default	0.97% - 4.95% (2.3%)
			Discount rate	Not applicable (10.0%)

Impaired loans (collateral-dependent)	$598	Market comparable properties	Marketability discount	0.0% - 10.0% (7.0%)

Other real estate/assets owned	$985	Market comparable properties	Comparability adjustments (%)	5.0% - 10.0% (6/0%)

Sensitivity of Significant Unobservable Inputs

The following is a discussion of the sensitivity of significant unobservable inputs, the interrelationships between those inputs and other unobservable inputs used in recurring fair value measurement and of how those inputs might magnify or mitigate the effect of changes in the unobservable inputs on the fair value measurement.

Marketable Equity Securities

The significant unobservable input used in the fair value measurement of CTBI’s marketable equity securities is offered quotes on underlying securities held as collateral of public preferred stock.  Significant increases (decreases) in the assumptions for the underlying securities would result in a significantly lower (higher) fair value measurement by affecting the implied market price of the public preferred stock for FNMA.

Mortgage Servicing Rights

Market value for mortgage servicing rights is derived based on unobservable inputs, such as prepayment speeds of the underlying loans generated using the Andrew Davidson Prepayment Model, FHLMC/FNMA guidelines, the weighted-average life of the loan, the discount rate, the weighted average coupon, and the weighted average default rate.  Significant increases (decreases) in either of those inputs in isolation would result in a significantly lower (higher) fair value measurement.  Generally, a change in the assumption used for prepayment speeds is accompanied by a directionally opposite change in the assumption for interest rates.

Fair Value of Financial Instruments

The following table presents estimated fair value of CTBI’s financial instruments as of March 31, 2012 and indicates the level within the fair value hierarchy of the valuation techniques.

	Fair Value Measurements at March 31, 2012 Using
(in thousands)	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$243,221	$243,221	$0	$0
Certificates of deposit in other banks	12,992	0	13,011	0
Securities available-for-sale	613,978	20,904	592,863	211
Securities held-to-maturity	1,662	0	1,664	0
Loans held for sale	1,642	1,677	0	0
Loans, net	2,508,996	0	0	2,524,493
Federal Home Loan Bank stock	25,674	0	25,674	0
Federal Reserve Bank stock	4,883	0	4,883	0
Accrued interest receivable	12,412	0	12,412	0
Mortgage servicing rights	2,640	0	0	2,640

Financial liabilities:
Deposits	$2,947,553	$629,293	$2,321,090	$0
Repurchase agreements	225,301	0	0	225,300
Federal funds purchased	20,753	0	20,753	0
Advances from Federal Home Loan Bank	1,562	0	1,889	0
Long-term debt	61,341	0	0	31,067
Accrued interest payable	2,701	0	2,701	0

Unrecognized financial instruments:
Letters of credit	$0	$0	$0	$0
Commitments to extend credit	0	0	0	0
Forward sale commitments	0	0	0	0

The following table presents estimated fair value of CTBI’s financial instruments as of December 31, 2011 and indicates the level within the fair value hierarchy of the valuation techniques.

	Fair Value Measurements at December 31, 2011 Using
(in thousands)	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$238,481	$238,481	$0	$0
Certificates of deposit in other banks	11,875	0	11,860	0
Securities available-for-sale	527,398	21,182	506,005	211
Securities held-to-maturity	1,662	0	1,661	0
Loans held for sale	536	550	0	0
Loans, net	2,523,377	0	0	2,520,297
Federal Home Loan Bank stock	25,673	0	25,673	0
Federal Reserve Bank stock	4,883	0	4,883	0
Accrued interest receivable	12,280	0	12,280	0
Mortgage servicing rights	2,282	0	0	2,282

Financial liabilities:
Deposits	$2,878,359	$584,735	$2,294,987	$0
Repurchase agreements	217,177	0	0	217,062
Federal funds purchased	13,104	0	13,104	0
Advances from Federal Home Loan Bank	21,609	0	21,617	0
Long-term debt	61,341	0	0	31,030
Accrued interest payable	2,171	0	2,171	0

Unrecognized financial instruments:
Letters of credit	$0	$0	$0	$0
Commitments to extend credit	0	0	0	0
Forward sale commitments	0	0	0	0

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and cash equivalents – The carrying amount approximates fair value.

Certificates of deposit in other banks – Fair values are based on quoted market prices or dealer quotes for similar instruments.

Securities held-to-maturity – Fair values are based on quoted market prices, if available.  If a quoted price is not available, fair value is estimated using quoted prices for similar securities.  The fair value estimate is provided to management from a third party using modeling assumptions specific to each type of security that are reviewed and approved by management.  Quarterly sampling of fair values provided by additional third parties supplement the fair value review process.

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

Overview

The following Management's Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand Community Trust Bancorp, Inc., our operations, and our present business environment.  The MD&A is provided as a supplement to—and should be read in conjunction with—our consolidated financial statements and the accompanying notes contained in this quarterly report.  The MD&A includes the following sections:

❖	Our Business

❖	Results of Operations and Financial Condition

❖	Liquidity and Market Risk

❖	Interest Rate Risk

❖	Capital Resources

❖	Impact of Inflation, Changing Prices, and Economic Conditions

❖	Stock Repurchase Program

❖	Critical Accounting Policies and Estimates

Our Business

Community Trust Bancorp, Inc. (“CTBI”) is a bank holding company headquartered in Pikeville, Kentucky.  Currently, we own one commercial bank and one trust company.  Through our subsidiaries, we have eighty banking locations in eastern, northeastern, central, and south central Kentucky, southern West Virginia, and northeastern Tennessee, four trust offices across Kentucky, and one trust office in northeastern Tennessee.  At March 31, 2012, we had total consolidated assets of $3.7 billion and total consolidated deposits, including repurchase agreements, of $3.2 billion, making us the largest bank holding company headquartered in the Commonwealth of Kentucky.  Total shareholders’ equity at March 31, 2012 was $375.0 million.

Through our subsidiaries, we engage in a wide range of commercial and personal banking and trust and wealth management activities, which include accepting time and demand deposits; making secured and unsecured loans to corporations, individuals and others; providing cash management services to corporate and individual customers; issuing letters of credit; renting safe deposit boxes; and providing funds transfer services.  The lending activities of our Bank include making commercial, construction, mortgage, and personal loans.  Lease-financing, lines of credit, revolving lines of credit, term loans, and other specialized loans, including asset-based financing, are also available.  Our corporate subsidiaries act as trustees of personal trusts, as executors of estates, as trustees for employee benefit trusts, as registrars, transfer agents, and paying agents for bond and stock issues, as depositories for securities, and as providers of full service brokerage services.  For further information, see Item 1 of our annual report on Form 10-K for the year ended December 31, 2011.

Results of Operations and Financial Condition

For the quarter ended March 31, 2012, we reported record earnings of $11.9 million, or $0.77 per basic share, an increase of 27.6% from the $9.3 million, or $0.61 per basic share, earned during the quarter ended March 31, 2011.

First Quarter 2012 Highlights

❖
CTBI's basic earnings per share for the quarter increased $0.16 per share from first quarter 2011 and were $0.13 per share above fourth quarter 2011.  The increase in earnings was supported by increased net interest income and decreased provision for loan loss and noninterest expense.  Noninterest income increased from prior year first quarter, but decreased from prior quarter.

❖
Net interest income increased $0.4 million from prior year first quarter as average earning assets increased 6.1%.  Due to increased liquidity and changes in earning asset mix, CTBI’s quarterly net interest margin of 4.05% was a decrease from 4.27% for the quarter ended March 31, 2011; however, the margin improved 7 basis points from prior quarter.

❖
Nonperforming loans at $34.6 million decreased from $57.4 million at March 31, 2011 and $37.3 million at December 31, 2011.  Nonperforming assets at $93.2 million decreased $11.9 million from prior year and $0.6 million from prior quarter.

❖
Net loan charge-offs for the quarter ended March 31, 2012 were $1.2 million, or 0.18% of average loans annualized, compared to $4.0 million, or 0.63%, experienced for the first quarter 2011 and prior quarter’s $4.9 million, or 0.75%.

❖
Our loan loss provision for the quarter decreased $3.2 million from prior year first quarter and $1.9 million from prior quarter as net charge-offs declined $2.9 million and $3.7 million, respectively, for the same periods, while our loan portfolio decreased $43.9 million from prior year and $14.4 million from prior quarter.

❖
Our loan loss reserve as a percentage of total loans outstanding remained at 1.30% from December 31, 2011 to March 31, 2012, a decrease from the 1.36% at March 31, 2011.  Our reserve coverage (allowance for loan loss reserve to nonperforming loans) continued to improve to 95.9% at March 31, 2012 compared to 61.3% at March 31, 2011 and 89.0% at December 31, 2011.  Several of the matrices and factors utilized in evaluating the adequacy of our loan loss reserve also continued to show significant improvement, including the level of past dues and nonperforming loans.

❖
Noninterest income increased 4.2% for the quarter ended March 31, 2012 compared to the same period in 2011 with increases in gains on sales of loans and loan related fees but decreased 3.2% compared to prior quarter as these increases were offset by a decline in deposit service charges.

❖	Noninterest expense for the quarter ended March 31, 2012 decreased 3.0% from prior year first quarter and 4.2% from prior quarter.

❖	Our investment portfolio increased $203.6 million from prior year and $86.6 million during the quarter.

❖	Deposits, including repurchase agreements, increased $186.1 million from prior year and $77.3 million from prior quarter.

❖	Our tangible common equity/tangible assets ratio remains strong at 8.55%.

Income Statement Review

(dollars in thousands)			Change 2012 vs. 2011
Quarter Ended March 31	2012	2011	Amount	Percent
Net interest income	$33,006	$32,574	$432	1.3%
Provision for loan losses	1,160	4,387	(3,227)	(73.6)
Noninterest income	11,187	10,738	449	4.2
Noninterest expense	25,750	26,547	(797)	(3.0)
Income taxes	5,414	3,074	2,340	76.1
Net income	$11,869	$9,304	$2,565	27.6%

Average earning assets	$3,319,597	$3,130,203	$189,394	6.1%

Yield on average earnings assets	4.76%	5.21%	(0.45)%	(8.7)%
Cost of interest bearing funds	0.90%	1.19%	(0.29)%	(24.2)%

Net interest margin	4.05%	4.27%	(0.22)%	5.1%

Net Interest Income

Net interest income for the quarter increased 1.3% from prior year and 0.3% from prior quarter with average earning assets increasing 6.1% from prior year and remaining relatively flat to prior quarter.  CTBI experienced a 22 basis point decline in its net interest margin for the first quarter 2012 compared to prior year but increased 7 basis points from prior quarter.  The yield on average earning assets decreased 45 basis points from prior year first quarter but increased 4 basis points from prior quarter.  The decline in yield on earning assets from prior year is the result of a change in our earning asset mix with an increase in our investment portfolio as loan demand remains tepid.  Loans represented 77.1% of our average earning assets for the quarter ended March 31, 2012 compared to 82.9% for the quarter ended March 31, 2011.  The cost of interest bearing funds decreased 29 basis points from prior year first quarter and 4 basis points from prior quarter; however, we expect our cost of funds to increase during the next three quarters from our Hoops CD product.  Our Hoops CD customers received a 100 basis point increase in rate as a result of the University of Kentucky’s NCAA Championship win.  This increase in rate will result in an increase in interest paid of approximately $0.6 million pre-tax in each of the 2nd and 3rd quarters of 2012 and $0.2 million pre-tax in the 4th quarter of 2012.  We have offered our Hoops CD product for over 15 years, and having paid this premium in 1996 and 1998 as well as this year, we believe this product provides a marketing and promotional benefit to our company and helps to retain and serve our customers.

Provision for Loan Losses

The provision for loan losses that was added to the allowance for 2012 of $1.2 million was a $3.2 million decrease from prior year.  This provision represented a charge against current earnings in order to maintain the allowance at an appropriate level determined using the accounting estimates described in the Critical Accounting Policies and Estimates section.

Noninterest Income

Noninterest income for the quarter ended March 31, 2012 increased 4.2% from prior year first quarter but decreased 3.2% from prior quarter.  Gains on sales of loans increased $0.2 million from March 31, 2011, and loan related fees increased $0.4 million due to the variance in the fair value adjustments of our mortgage servicing rights.  Increases in gains on sales of loans and loan related fees from December 31, 2011 were offset by a decline in deposit service charges of $0.7 million.

Noninterest Expense

Noninterest expense decreased 3.0% for the first quarter 2012 compared to first quarter 2011 primarily due to the $0.5 million impact of expected losses in investments in limited partnerships that were offset by tax credits during 2011, as well as decreases in FDIC insurance premiums, legal and professional fees, and repossession expense.  Noninterest expense decreased 4.2% from prior quarter as other real estate owned expense decreased $3.3 million compared to the quarter ended December 31, 2011, partially offset by increased personnel costs.  During the fourth quarter of 2011, other real estate owned expense was impacted by the write down to fair value of two properties that had been vandalized.  The insurance claims relative to these vandalisms have been resolved with no significant recoveries.

Balance Sheet Review

CTBI’s total assets at $3.7 billion increased $214.7 million, or 6.2%, from March 31, 2011 and $82.8 million, or an annualized 9.3%, during the quarter.  Loans outstanding at March 31, 2012 were $2.5 billion, decreasing $43.9 million, or 1.7%, from March 31, 2011, and $14.4 million, or an annualized 2.3%, during the quarter.  Loan growth during the quarter of $7.5 million in the commercial loan portfolio was offset by declines of $4.1 million in the residential loan portfolio and $17.8 million in the consumer loan portfolio.  CTBI's investment portfolio increased $203.6 million, or 49.4%, from March 31, 2011 and $86.6 million, or an annualized 65.8%, during the quarter.  Deposits, including repurchase agreements, at $3.2 billion increased $186.1 million, or 6.2%, from March 31, 2011 and $77.3 million, or an annualized 10.0%, from prior quarter.

Shareholders’ equity at March 31, 2012 was $375.0 million compared to $344.5 million at March 31, 2011 and $366.9 million at December 31, 2011.  CTBI's annualized dividend yield to shareholders as of March 31, 2012 was 3.87%.

Loans

(in thousands)	March 31, 2012
Loan Category	Balance	Variance from Prior Quarter	Net Charge-Offs	Nonperforming	ALLL
Commercial:
Construction	$114,161	(5.3)%	$(1)	$10,157	$4,066
Secured by real estate	806,909	1.0	56	12,631	12,977
Equipment lease financing	8,219	(15.3)	0	0	105
Other commercial	381,946	2.0	361	4,181	5,965
Total commercial	1,311,235	0.6	416	26,969	23,113

Residential:
Real estate construction	52,558	(1.8)	165	481	344
Real estate mortgage	648,338	(0.3)	133	6,294	4,240
Home equity	83,498	(1.6)	45	608	546
Total residential	784,394	(0.5)	343	7,383	5,130

Consumer:
Consumer direct	121,645	(1.9)	(46)	36	846
Consumer indirect	324,894	(4.6)	446	209	4,083
Total consumer	446,539	(3.8)	400	245	4,929

Total loans	$2,542,168	(0.6)%	$1,159	$34,597	$33,172

Asset Quality

CTBI's total nonperforming loans were $34.6 million at March 31, 2012, a 39.7% decrease from the $57.4 million at March 31, 2011 and a 7.2% decrease from the $37.3 million at December 31, 2011.  The decrease for the quarter included a $4.0 million decrease in nonaccrual loans partially offset by a $1.3 million increase in the 90+ days past due category.  Loans 30-89 days past due at $19.4 million is a decline of $11.2 million from March 31, 2011 and a $2.3 million decline from prior quarter.  Our loan portfolio management processes focus on the immediate identification, management, and resolution of problem loans to maximize recovery and minimize loss.  Our loan risk management processes include weekly delinquent loan review meetings at the market levels and monthly delinquent loan review meetings involving senior corporate management to review all nonaccrual loans and loans 30 days or more past due.  Any activity regarding a criticized/classified loan (i.e. problem loan) must be approved by CTB's Watch List Asset Committee (i.e. Problem Loan Committee).  CTB's Watch List Asset Committee also meets on a quarterly basis and reviews every criticized/classified loan of $100,000 or greater.  We also have a Loan Review Department that reviews every market within CTB annually and performs extensive testing of the loan portfolio to assure the accuracy of loan grades and classifications for delinquency, troubled debt restructuring, impaired status, impairment, nonaccrual status, and adequate loan loss reserves.

Impaired loans, loans not expected to meet contractual principal and interest payments, at March 31, 2012 totaled $60.0 million, compared to $64.3 million at March 31, 2011 and $47.4 million at December 31, 2011.  Included in certain loan categories of impaired loans are troubled debt restructurings that were classified as impaired.  At March 31, 2012, CTBI had $21.0 million in commercial loans secured by real estate, $5.6 million in commercial real estate construction loans, $2.9 million in commercial other loans, and $5.9 million in consumer loans that were modified in troubled debt restructurings and impaired.  Included in these amounts are troubled debt restructurings that were performing in accordance with their modified terms of $18.9 million in commercial loans secured by real estate, $1.3 million in commercial real estate construction loans, $0.4 million in commercial other loans, and $5.3 million in consumer loans.  Management evaluates all impaired loans for impairment and provides specific reserves when necessary.

For further information regarding nonperforming and impaired loans, see note 4 to the condensed consolidated financial statements.

CTBI generally does not offer high risk loans such as option ARM products, high loan to value ratio mortgages, interest-only loans, loans with initial teaser rates, or loans with negative amortizations, and therefore, CTBI would have no significant exposure to these products.

Our level of foreclosed properties at $58.6 million at March 31, 2012 was an increase from $47.7 million at March 31, 2011 and $56.5 million at December 31, 2011.  Sales of foreclosed properties for the quarter ended March 31, 2012 totaled $3.1 million while new foreclosed properties totaled $5.4 million.  At March 31, 2012, the book value of properties under contracts to sell was $5.0 million; however, the closings had not occurred at quarter-end.  The proceeds of these sales per the contracts is $5.4 million, representing 108% of the book value of those properties.

When foreclosed properties are acquired, appraisals are obtained and the properties are booked at the current market value less expected sales expense.  Additionally, periodic updated appraisals are obtained on unsold foreclosed properties.  When an updated appraisal reflects a market value below the current book value, a charge is booked to current earnings to reduce the property to its new market value less expected sales expense.  There were 35 properties reappraised during the first quarter of 2012 totaling $4.4 million.  Of these, eleven were written down by a total of $0.2 million or 4.0%.  Charges during the quarters ended March 31, 2011 and December 31, 2011 were $0.4 million and $3.6 million, respectively.  Our policy for determining the frequency of periodic reviews is based upon consideration of the specific properties and the known or perceived market fluctuations in a particular market and is typically between 12 and 18 months.  Sixty-nine percent of our OREO properties have been reappraised within the past 12 months.  Our nonperforming loans and foreclosed properties remain primarily concentrated in our Central Kentucky Region.  Management anticipates that our foreclosed properties will remain elevated as we work through current market conditions.

The major classifications of foreclosed properties are shown in the following table:

(in thousands)	March 31, 2012	December 31, 2011
1-4 family	$19,210	$20,065
Agricultural/farmland	653	652
Construction/land development/other	24,300	23,006
Multifamily	1,740	1,841
Non-farm/non-residential	12,699	10,981
Total foreclosed properties	$58,602	$56,545

The appraisal aging analysis of foreclosed properties, as well as the holding period, at March 31, 2012 is shown below:

(in thousands)
Appraisal Aging Analysis		Holding Period Analysis
Days Since Last Appraisal	Current Book Value	Holding Period	Current Book Value
Up to 90 days	$4,440	Less than one year	$28,068
91 to 180 days	10,349	1 to 2 years	8,813
181 to 270 days	7,510	2 to 3 years	15,434
271 to 365 days	18,051	3 to 4 years	3,949
Over one year	18,252	Over 4 years	2,338

Net loan charge-offs for the quarter were $1.2 million, or 0.18% of average loans annualized, a decrease from prior year first quarter's $4.0 million, or 0.63%, and prior quarter’s $4.9 million, or 0.75%.  Of the total net charge-offs for the quarter, $0.4 million were in commercial loans, $0.4 million were in indirect auto loans, and $0.3 million were in residential real estate mortgage loans.  Allocations to loan loss reserves were $1.2 million for the quarter ended March 31, 2012 compared to $4.4 million for the quarter ended March 31, 2011 and $3.0 million for the quarter ended December 31, 2011.

Our loan loss reserve as a percentage of total loans outstanding was 1.30% at March 31, 2012 compared to 1.36% at March 31, 2011 and 1.30% at December 31, 2011.  Our reserve coverage continued to improve to 95.9% at March 31, 2012.  Several of the matrices and factors utilized in evaluating the adequacy of our loan loss reserve also continued to show significant improvement, including the level of past dues and nonperforming loans.  Generally accepted accounting principles require that expected credit losses associated with loans obtained in an acquisition be reflected in the estimation of loan fair value as of the acquisition date and prohibits any carryover of an allowance for credit losses.  Excluding amounts related to loans obtained in the fourth quarter 2010 acquisition of LaFollette, the allowance-to-legacy loan ratio was 1.35%, 1.42%, and 1.34%, respectively, at March 31, 2012, March 31, 2011, and December 31, 2011.

Liquidity and Market Risk

The objective of CTBI’s Asset/Liability management function is to maintain consistent growth in net interest income within our policy limits. This objective is accomplished through management of our consolidated balance sheet composition, liquidity, and interest rate risk exposures arising from changing economic conditions, interest rates, and customer preferences. The goal of liquidity management is to provide adequate funds to meet changes in loan and lease demand or deposit withdrawals. This is accomplished by maintaining liquid assets in the form of cash and cash equivalents and investment securities, sufficient unused borrowing capacity, and growth in core deposits. As of March 31, 2012, we had approximately $243.2 million in cash and cash equivalents and approximately $614.0 million in securities valued at estimated fair value designated as available-for-sale and available to meet liquidity needs on a continuing basis.  Additional asset-driven liquidity is provided by the remainder of the securities portfolio and the repayment of loans.  In addition to core deposit funding, we also have a variety of other short-term and long-term funding sources available.  We also rely on Federal Home Loan Bank advances for both liquidity and management of our asset/liability position.  Federal Home Loan Bank advances were $1.6 million at March 31, 2012 compared to $21.6 million at December 31, 2011.  As of March 31, 2012, we had a $287.3 million available borrowing position with the Federal Home Loan Bank.  We generally rely upon net inflows of cash from financing activities, supplemented by net inflows of cash from operating activities, to provide cash for our investing activities.  As is typical of many financial institutions, significant financing activities include deposit gathering, use of short-term borrowing facilities such as repurchase agreements and federal funds purchased, and issuance of long-term debt.  At March 31, 2012, we had $72 million in lines of credit with various correspondent banks available to meet any future cash needs.  Our primary investing activities include purchases of securities and loan originations.  We do not rely on any one source of liquidity and manage availability in response to changing consolidated balance sheet needs.  At March 31, 2012, federal funds sold were $3.5 million compared to $2.7 million at December 31, 2011, and deposits with the Federal Reserve were $167.9 million compared to $159.0 million at December 31, 2011.  Additionally, we project cash flows from our investment portfolio to generate additional liquidity over the next 90 days.

The investment portfolio consists of investment grade short-term issues suitable for bank investments.  The majority of the investment portfolio is in U.S. government and government sponsored agency issuances.  The average life of the portfolio is 4.16 years. At the end of March 31, 2012, available-for-sale (“AFS”) securities comprised approximately 99.7% of the total investment portfolio, and the AFS portfolio was approximately 164% of equity capital.  Seventy-two percent of the pledge eligible portfolio was pledged.

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

Capital Resources

We continue to grow our shareholders’ equity while also providing an annual dividend yield for the quarter ended March 31, 2012 of 3.87% to shareholders.  Shareholders’ equity increased 8.8% from March 31, 2011 to $375.0 million at March 31, 2012.  Our primary source of capital growth is the retention of earnings.  Cash dividends were $0.31 per share for March 31, 2012 and $0.305 per share for March 31, 2011.  We retained 59.7% of our earnings for the first three months of 2012 compared to 50.0% for the first three months of 2011.

Regulatory guidelines require bank holding companies, commercial banks, and savings banks to maintain certain minimum capital ratios and define companies as “well-capitalized” that sufficiently exceed the minimum ratios.  The banking regulators may alter minimum capital requirements as a result of revising their internal policies and their ratings of individual institutions.  To be “well-capitalized” banks and bank holding companies must maintain a Tier 1 leverage ratio of no less than 5.0%, a Tier 1 risk based ratio of no less than 6.0%, and a total risk based ratio of no less than 10.0%.  Our ratios as of March 31, 2012 were 10.17%, 14.24%, and 15.49%, respectively, all exceeding the threshold for meeting the definition of “well-capitalized.”

As of March 31, 2012, we are not aware of any current recommendations by banking regulatory authorities which, if they were to be implemented, would have, or are reasonably likely to have, a material adverse impact on our liquidity, capital resources, or operations, except as provided for in the Dodd-Frank Act which is discussed in the Supervision and Regulation section of Item 1. Business in our annual report on Form 10-K for the year ended December 31, 2011.

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

Stock Repurchase Program

CTBI’s stock repurchase program currently has 288,519 shares remaining under CTBI’s current repurchase authorization.  We have not repurchased any shares of our common stock since February 2008.  As of March 31, 2012, a total of 2,211,481 shares have been repurchased through this program.

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

Our accounting policies are described in note 1 to the condensed consolidated financial statements.  We have identified the following critical accounting policies:

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Interest rate risk management focuses on maintaining consistent growth in net interest income within Board-approved policy limits.  CTBI uses an earnings simulation model to analyze net interest income sensitivity to movements in interest rates.  Given a 200 basis point increase to the yield curve used in the simulation model, it is estimated net interest income for CTBI would increase by 0.38 percent over one year and would decrease by 2.04 percent over two years.  A 25 basis point decrease in the yield curve would decrease net interest income by an estimated 0.15 percent over one year and by 0.43 percent over two years.  For further discussion of CTBI’s market risk, see the Management’s Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Market Risk included in the annual report on Form 10-K for the year ended December 31, 2011.

Item  4.  Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

CTBI’s management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934.  As of the end of the period covered by this report, an evaluation was carried out by CTBI’s management, with the participation of our Chief Executive Officer and the Executive Vice President/Treasurer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, management concluded that disclosure controls and procedures as of March 31, 2012 were effective in ensuring material information required to be disclosed in this quarterly report on Form 10-Q was recorded, processed, summarized, and reported on a timely basis.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in CTBI’s internal control over financial reporting that occurred during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, CTBI’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	None

Item 1A.	Risk Factors	None

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	None

Item 3.	Defaults Upon Senior Securities	None

Item 4.	Mine Safety Disclosure	Not applicable

Item 5.	Other Information:

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

COMMUNITY TRUST BANCORP, INC.

Date: May 9, 2012	By:	/s/ Jean R. Hale
Jean R. Hale
Chairman, President and Chief Executive Officer

/s/ Kevin J. Stumbo
Kevin J. Stumbo
Executive Vice President and Treasurer
(Principal Financial Officer)