Form 10-Q
period 2012-06-30
COMMUNITY TRUST BANCORP INC /KY/
filed 2012-08-09
CIK 350852

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2012

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Common stock – 15,580,382 shares outstanding at July 31, 2012

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

Community Trust Bancorp, Inc.
Condensed Consolidated Balance Sheets

(dollars in thousands)	(unaudited) June 30 2012	December 31 2011
Assets:
Cash and due from banks	$71,010	$69,723
Interest bearing deposits	107,963	166,057
Federal funds sold	9,475	2,701
Cash and cash equivalents	188,448	238,481

Certificates of deposit in other banks	11,000	11,875
Securities available-for-sale at fair value (amortized cost of $610,226 and $511,731, respectively)	629,242	527,398
Securities held-to-maturity at amortized cost (fair value of $1,662 and $1,661, respectively)	1,662	1,662
Loans held for sale	1,040	536

Loans	2,547,436	2,556,548
Allowance for loan losses	(33,134)	(33,171)
Net loans	2,514,302	2,523,377

Premises and equipment, net	54,855	54,297
Federal Home Loan Bank stock	25,673	25,673
Federal Reserve Bank stock	4,884	4,883
Goodwill	65,490	65,490
Core deposit intangible (net of accumulated amortization of $7,606 and $7,499, respectively)	1,010	1,117
Bank owned life insurance	44,171	43,483
Mortgage servicing rights	2,503	2,282
Other real estate owned	56,435	56,965
Other assets	35,012	33,660
Total assets	$3,635,727	$3,591,179

Liabilities and shareholders’ equity:
Deposits
Noninterest bearing	$611,080	$584,735
Interest bearing	2,329,635	2,293,624
Total deposits	2,940,715	2,878,359

Repurchase agreements	201,850	217,177
Federal funds purchased and other short-term borrowings	7,987	13,104
Advances from Federal Home Loan Bank	1,517	21,609
Long-term debt	61,341	61,341
Other liabilities	34,984	32,723
Total liabilities	3,248,394	3,224,313

Shareholders’ equity:
Preferred stock, 300,000 shares authorized and unissued	-	-
Common stock, $5 par value, shares authorized 25,000,000; shares outstanding 2012 – 15,568,808; 2011 – 15,429,992	77,845	77,151
Capital surplus	159,176	156,101
Retained earnings	137,952	123,431
Accumulated other comprehensive income, net of tax	12,360	10,183
Total shareholders’ equity	387,333	366,866

Total liabilities and shareholders’ equity	$3,635,727	$3,591,179

See notes to condensed consolidated financial statements.

Community Trust Bancorp, Inc.
Condensed Consolidated Statements of Income and Other Comprehensive Income
(unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30
(in thousands except per share data)	2012	2011	2012	2011

Interest income:
Interest and fees on loans, including loans held for sale	$34,278	$36,182	$69,330	$72,868
Interest and dividends on securities
Taxable	3,083	2,751	5,854	5,033
Tax exempt	513	412	990	808
Interest and dividends on Federal Reserve Bank and Federal Home Loan Bank stock	345	357	709	713
Other, including interest on federal funds sold	136	139	298	279
Total interest income	38,355	39,841	77,181	79,701

Interest expense:
Interest on deposits	4,930	5,511	9,401	11,341
Interest on repurchase agreements and other short-term borrowings	321	426	659	854
Interest on advances from Federal Home Loan Bank	8	26	19	54
Interest on long-term debt	777	1,000	1,777	2,000
Total interest expense	6,036	6,963	11,856	14,249

Net interest income	32,319	32,878	65,325	65,452
Provision for loan losses	2,425	3,320	3,585	7,707
Net interest income after provision for loan losses	29,894	29,558	61,740	57,745

Noninterest income:
Service charges on deposit accounts	5,955	6,438	11,827	12,318
Gains on sales of loans, net	705	347	1,322	728
Trust income	1,822	1,577	3,435	3,193
Loan related fees	610	476	1,897	1,359
Bank owned life insurance	430	426	858	836
Securities gains	819	0	819	0
Other noninterest income	1,648	1,329	3,018	2,897
Total noninterest income	11,989	10,593	23,176	21,331

Noninterest expense:
Officer salaries and employee benefits	2,324	2,337	4,680	4,510
Other salaries and employee benefits	10,078	10,380	20,535	20,291
Occupancy, net	1,859	1,933	3,712	4,030
Equipment	995	905	1,913	1,773
Data processing	1,548	1,650	3,127	3,442
Bank franchise tax	1,127	1,119	2,282	2,283
Legal fees	496	570	1,097	1,500
Professional fees	385	279	645	685
FDIC insurance	613	839	1,270	1,963
Other real estate owned provision and expense	758	2,186	1,548	3,032
Other noninterest expense	3,965	4,948	9,089	10,184
Total noninterest expense	24,148	27,146	49,898	53,693

Income before income taxes	17,735	13,005	35,018	25,383
Income taxes	5,503	4,035	10,917	7,109
Net income	12,232	8,970	24,101	18,274

Other comprehensive income:
Unrealized holding gains on securities available-for-sale:
Unrealized holding gains arising during the period	6,370	4,582	4,168	5,609
Less: Reclassification adjustments for realized gains included in net income	(819)	0	(819)	0
Tax expense (benefit)	1,943	1,604	1,172	1,963
Other comprehensive income, net of tax	3,608	2,978	2,177	3,646
Comprehensive income	$15,840	$11,948	$26,278	$21,920

Basic earnings per share	$0.79	$0.59	$1.56	$1.19
Diluted earnings per share	$0.79	$0.58	$1.56	$1.19

Weighted average shares outstanding-basic	15,451	15,308	15,429	15,301
Weighted average shares outstanding-diluted	15,501	15,332	15,475	15,328

Dividends declared per share	$0.31	$0.305	$0.62	$0.61

See notes to condensed consolidated financial statements.

Community Trust Bancorp, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended
	June 30
(in thousands)	2012	2011

Cash flows from operating activities:
Net income	$24,101	$18,274
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,119	1,990
Deferred taxes	(1,172)	(1,941)
Stock-based compensation	294	462
Excess tax benefits of stock-based compensation	448	(86)
Provision for loan losses	3,585	7,707
Write-downs of other real estate owned and other repossessed assets	359	2,177
Gains on sale of mortgage loans held for sale	(807)	(728)
Gains on sales of securities	(819)	0
Losses on sale of assets, net	55	105
Proceeds from sale of mortgage loans held for sale	58,418	33,863
Funding of mortgage loans held for sale	(58,115)	(33,301)
Amortization of securities premiums and discounts, net	2,807	1,434
Change in cash surrender value of bank owned life insurance	(688)	(679)
Death benefits received on bank owned life insurance	0	79
Mortgage servicing rights:
Fair value adjustments	119	383
New servicing assets created	(340)	(251)
Changes in:
Other assets	(1,338)	(5,548)
Other liabilities	2,664	11,827
Net cash provided by operating activities	31,690	35,767

Cash flows from investing activities:
Certificates of deposit in other banks:
Maturity of certificates of deposit	875	1,719
Securities available-for-sale (AFS):
Purchase of AFS securities	(181,292)	(156,846)
Proceeds from prepayments and maturities of AFS securities	68,785	42,906
Proceeds from the sales of AFS securities	12,025	0
Change in loans, net	631	7,077
Purchase of premises and equipment	(2,570)	(2,160)
Proceeds from sale of premises and equipment	88	13
Additional investment in Federal Reserve Bank and Federal Home Loan Bank stock	(1)	(448)
Proceeds from sale of other real estate and other repossessed assets	5,041	4,171
Additional investment in other real estate and other repossessed assets	(167)	(61)
Additional investment in bank owned life insurance	0	(2,458)
Net cash used in investing activities	(96,585)	(106,087)

Cash flows from financing activities:
Change in deposits, net	62,356	75,004
Change in repurchase agreements, federal funds purchased, and other short-term borrowings, net	(20,444)	27,697
Advances from Federal Home Loan Bank	0	571
Payments on advances from Federal Home Loan Bank	(20,092)	(101)
Issuance of common stock	3,027	728
Excess tax benefits of stock-based compensation	(448)	86
Dividends paid	(9,537)	(9,325)
Net cash provided by financing activities	14,862	94,660
Net increase (decrease) in cash and cash equivalents	(50,033)	24,340
Cash and cash equivalents at beginning of period	238,481	158,983
Cash and cash equivalents at end of period	$188,448	$183,323

Supplemental disclosures:
Income taxes paid	$10,200	$8,380
Interest paid	10,189	12,925
Non-cash activities:
Loans to facilitate the sale of other real estate and other repossessed assets	2,635	739
Common stock dividends accrued, paid in subsequent quarter	4,796	4,665
Real estate acquired in settlement of loans	7,495	10,938

See notes to condensed consolidated financial statements.

Community Trust Bancorp, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1 -  Summary of Significant Accounting Policies

In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments (which consist of normal recurring accruals) necessary, to present fairly the condensed consolidated financial position as of June 30, 2012, the results of operations for the three and six months ended June 30, 2012 and 2011, and the cash flows for the six months ended June 30, 2012 and 2011.  In accordance with accounting principles generally accepted in the United States of America for interim financial information, these statements do not include certain information and footnote disclosures required by accounting principles generally accepted in the United States of America for complete annual financial statements.  The results of operations for the three and six months ended June 30, 2012 and 2011, and the cash flows for the six months ended June 30, 2012 and 2011, are not necessarily indicative of the results to be expected for the full year.  The condensed consolidated balance sheet as of December 31, 2011 has been derived from the audited consolidated financial statements of Community Trust Bancorp, Inc. (“CTBI”) for that period.  For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2011, included in our annual report on Form 10-K.

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

Our accounting policies are described above.  We have identified the following critical accounting policies:

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

When any secured commercial loan is considered uncollectable, whether past due or not, a current assessment of the value of the underlying collateral is made.  If the balance of the loan exceeds the fair value of the collateral, the loan is placed on non-accrual and the loan is charged down to the value of the collateral less estimated cost to sell or a specific reserve equal to the difference between book value of the loan and the fair value assigned to the collateral is created until such time as the loan is foreclosed.  When the foreclosed collateral has been legally assigned to CTBI, a charge off is taken, if necessary, in order that the remaining balance reflects the fair value estimated less costs to sell of the collateral then transferred to other real estate owned or other repossessed assets.  When any unsecured commercial loan is considered uncollectable the loan is charged off no later than at 90 days past due.

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

Historical loss rates for loans are adjusted for significant factors that, in management’s judgment, reflect the impact of any current conditions on loss recognition.  We generally review the historical loss rates over eight quarters and four quarters on a rolling average basis.  Factors that we consider include delinquency trends, current economic conditions and trends, strength of supervision and administration of the loan portfolio, levels of underperforming loans, level of recoveries to prior year’s charge-offs, trend in loan losses, industry concentrations and their relative strengths, amount of unsecured loans and underwriting exceptions.  Based upon management’s judgment, “best case,” “worst case,” and “most likely” scenarios are determined.  The total of each of these weighted factors is then applied against the applicable portion of the portfolio and the ALLL is adjusted accordingly.  During the most recent analysis, management changed the “best case” experience ratio from an eight quarter moving range to the average loss rate for the most recent four quarters.  This change in estimate had no impact on the provision for loan loss but increased the provision for loan loss requirement in the “best case” scenario by $3.9 million.

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

Note 2 – Stock-Based Compensation

CTBI’s compensation expense related to stock option grants was $39 thousand and $48 thousand for the six months ended June 30, 2012 and 2011, respectively.  Restricted stock expense for the first six months of 2012 and 2011 was $316 thousand and $354 thousand, respectively, including $30 thousand in dividends paid for each quarter.  As of June 30, 2012, there was a total of $45 thousand of unrecognized compensation expense related to unvested stock option awards that will be recognized as expense as the awards vest over a weighted average period of 0.5 years and a total of $1.4 million of unrecognized compensation expense related to restricted stock grants that will be recognized as expense as the awards vest over a weighted average period of 1.7 years.

There were no shares of restricted stock granted during the three months ended June 30, 2012 and 2011, and 331 shares and 45,452 shares granted during the six months ended June 30, 2012 and 2011, respectively.  The restrictions on the restricted stock for 2012 and 2011 will lapse over four years and at the end of five years, respectively.  However, in the event of a change in control of CTBI or the death of the participant, the restrictions will lapse.  In the event of the disability of the participant, the restrictions will lapse on a pro rata basis. The Compensation Committee of the Board of Directors will have discretion to review and revise restrictions applicable to a participant’s restricted stock in the event of the participant’s retirement.  There were no options granted to purchase shares of CTBI common stock during the six months ended June 30, 2012 or 2011.

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

The amortized cost and fair value of securities at June 30, 2012 are summarized as follows:

Available-for-Sale

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury and government agencies	$26,169	$496	$0	$26,665
State and political subdivisions	93,572	4,676	(81)	98,167
U.S. government sponsored agency mortgage-backed securities	464,903	12,950	(7)	477,846
Total debt securities	584,644	18,122	(88)	602,678
Marketable equity securities	25,582	1,023	(41)	26,564
Total available-for-sale securities	$610,226	$19,145	$(129)	$629,242

Held-to-Maturity

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury and government agencies	$480	$0	$0	$480
State and political subdivisions	1,182	0	0	1,182
Total held-to-maturity securities	$1,662	$0	$0	$1,662

The amortized cost and fair value of securities as of December 31, 2011 are summarized as follows:

Available-for-Sale

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury and government agencies	$32,077	$1,171	$0	$33,248
State and political subdivisions	68,358	3,816	(30)	72,144
U.S. government sponsored agency mortgage-backed securities	390,714	10,186	(57)	400,843
Total debt securities	491,149	15,173	(87)	506,235
Marketable equity securities	20,582	718	(137)	21,163
Total available-for-sale securities	$511,731	$15,891	$(224)	$527,398

Held-to-Maturity

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury and government agencies	$480	$0	$(1)	$479
State and political subdivisions	1,182	0	0	1,182
Total held-to-maturity securities	$1,662	$0	$(1)	$1,661

The amortized cost and fair value of securities at June 30, 2012 by contractual maturity are shown below.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale		Held-to-Maturity
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$6,869	$6,917	$0	$0
Due after one through five years	22,426	23,373	0	0
Due after five through ten years	56,828	59,180	1,662	1,662
Due after ten years	33,618	35,362	0	0
U.S. government sponsored agency mortgage-backed securities	464,903	477,846	0	0
Total debt securities	584,644	602,678	1,662	1,662
Marketable equity securities	25,582	26,564	0	0
Total securities	$610,226	$629,242	$1,662	$1,662

As of June 30, 2012, there was a combined gain of $819 thousand due to the sale of two agency securities.  A pre-tax gain of $885 thousand and a pre-tax loss of $66 thousand were realized as of June 30, 2012.  There were no gains or losses during the six months ended June 30, 2011.

The amortized cost of securities pledged as collateral, to secure public deposits and for other purposes, was $242.8 million at June 30, 2012 and $198.6 million at December 31, 2011.

The amortized cost of securities sold under agreements to repurchase amounted to $234.3 million at June 30, 2012 and $217.2 million at December 31, 2011.

Certain investments in debt and marketable equity securities are reported in the financial statements at amounts less than their historical costs.  CTBI evaluates its investment portfolio on a quarterly basis for impairment.  The analysis performed as of June 30, 2012 indicates that all impairment is considered temporary, market driven, and not credit-related. The percentage of total investments with unrealized losses as of June 30, 2012 was 3.0% compared to 4.8% as of December 31, 2011.  The following tables provide the amortized cost, gross unrealized losses, and fair market value, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position as of June 30, 2012 that are not deemed to be other-than-temporarily impaired.

Available-for-Sale

(in thousands)	Amortized Cost	Gross Unrealized Losses	Fair Value
Less Than 12 Months
State and political subdivisions	$8,129	$(81)	$8,048
U.S. government sponsored agency mortgage-backed securities	10,292	(7)	10,285
Total debt securities	18,421	(88)	18,333
Total <12 months temporarily impaired AFS securities	18,421	(88)	18,333

12 Months or More
State and political subdivisions	105	0	105
Total debt securities	105	0	105
Marketable equity securities	329	(41)	288
Total ≥12 months temporarily impaired AFS securities	434	(41)	393

Total
State and political subdivisions	8,234	(81)	8,153
U.S. government sponsored agency mortgage-backed securities	10,292	(7)	10,285
Total debt securities	18,526	(88)	18,438
Marketable equity securities	329	(41)	288
Total temporarily impaired AFS securities	$18,855	$(129)	$18,726

As of June 30, 2012, there were no held-to-maturity securities with unrealized losses.

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

Available-for-Sale

(in thousands)	Amortized Cost	Gross Unrealized Losses	Fair Value
Less Than 12 Months
State and political subdivisions	$6,173	$(25)	$6,148
U.S. government sponsored agency mortgage-backed securities	17,900	(57)	17,843
Total debt securities	24,073	(82)	23,991
Total <12 months temporarily impaired AFS securities	24,073	(82)	23,991

12 Months or More
State and political subdivisions	613	(5)	608
Total debt securities	613	(5)	608
Marketable equity securities	329	(137)	192
Total ≥12 months temporarily impaired AFS securities	942	(142)	800

Total
State and political subdivisions	6,786	(30)	6,756
U.S. government sponsored agency mortgage-backed securities	17,900	(57)	17,843
Total debt securities	24,686	(87)	24,599
Marketable equity securities	329	(137)	192
Total temporarily impaired AFS securities	$25,015	$(224)	$24,791

Held-to-Maturity

(in thousands)	Amortized Cost	Gross Unrealized Losses	Fair Value
Less Than 12 Months
U.S. Treasury and government agencies	$480	$(1)	$479
Total temporarily impaired HTM securities	$480	$(1)	$479

Note 4 – Loans

Major classifications of loans, net of unearned income and deferred loan origination costs, are summarized as follows:

(in thousands)	June 30 2012	December 31 2011
Commercial construction	$115,967	$120,577
Commercial secured by real estate	814,625	798,887
Equipment lease financing	10,714	9,706
Commercial other	381,637	374,597
Real estate construction	56,451	53,534
Real estate mortgage	647,834	650,075
Home equity	83,101	84,841
Consumer direct	124,946	123,949
Consumer indirect	312,161	340,382
Total loans	$2,547,436	$2,556,548

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

Not included in the loan balances above were loans held for sale in the amount of $1.0 million at June 30, 2012 and $0.5 million at December 31, 2011.  The amount of capitalized fees and costs under ASC 310-20, included in the above loan totals were $0.6 million and $0.7 million at June 30, 2012 and December 31, 2011, respectively.

CTBI acquired loans through the acquisition of First National Bank of LaFollette in the fourth quarter 2010.  At acquisition, the transferred loans with evidence of deterioration of credit quality since origination were not significant; therefore, none of the loans acquired were accounted for under the guidance in ASC 310-30.

Credit discounts representing principal losses expected over the life of the loans are a component of the initial fair value for purchased loans acquired that are not deemed impaired at acquisition.  Accordingly, an allowance for credit losses related to these loans is not carried over and recorded at the acquisition date.  Subsequent to the acquisition date, the methods used to estimate the required allowance for credit losses for these loans is similar to originated loans; however, CTBI records a provision for loan losses only when the required allowance exceeds any remaining credit discounts.  The remaining difference between the purchase price and the unpaid principal balance at the date of acquisition is recorded in interest income over the life of the loans.  Management estimated the cash flows expected to be collected at acquisition using a third party that incorporated estimates of current key assumptions, such as default rates, severity, and prepayment speeds.  The carrying amounts of those loans included in the balance sheet are $77.5 million and $88.5 million at June 30, 2012 and December 31, 2011, respectively.

Changes in accretable yield for the six months ended June 30, 2012 and the year ended December 31, 2011 are as follows:

(in thousands)	June 30 2012	December 31 2011
Beginning balance	$720	$2,995
Accretion	(518)	(1,067)
Disposals	(90)	(1,208)
Ending balance	$112	$720

Refer to note 1 to the condensed consolidated financial statements for further information regarding our nonaccrual policy.  Nonaccrual loans segregated by class of loans were as follows:

(in thousands)	June 30 2012	December 31 2011
Commercial:
Commercial construction	$8,492	$7,029
Commercial secured by real estate	6,647	9,810
Commercial other	1,845	3,914

Residential:
Real estate construction	354	607
Real estate mortgage	2,897	4,204
Home equity	265	189
Total nonaccrual loans	$20,500	$25,753

The following tables present CTBI’s loan portfolio aging analysis, segregated by class, as of June 30, 2012 and December 31, 2011:

	June 30, 2012
(in thousands)	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Current	Total Loans	90+ and Accruing*
Commercial:
Commercial construction	$178	$0	$9,802	$9,980	$105,987	$115,967	$1,451
Commercial secured by real estate	2,983	2,446	11,399	16,828	797,797	814,625	4,874
Equipment lease financing	0	0	0	0	10,714	10,714	0
Commercial other	581	353	5,468	6,402	375,235	381,637	4,102
Residential:
Real estate construction	137	139	742	1,018	55,433	56,451	388
Real estate mortgage	1,999	3,249	5,840	11,088	636,746	647,834	3,306
Home equity	850	255	609	1,714	81,387	83,101	368
Consumer:
Consumer direct	1,548	262	15	1,825	123,121	124,946	15
Consumer indirect	1,821	451	307	2,579	309,582	312,161	307
Total	$10,097	$7,155	$34,182	$51,434	$2,496,002	$2,547,436	$14,811

	December 31, 2011
(in thousands)	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Current	Total Loans	90+ and Accruing*
Commercial:
Commercial construction	$362	$33	$10,171	$10,566	$110,011	$120,577	$3,292
Commercial secured by real estate	4,566	2,978	11,998	19,542	779,345	798,887	3,969
Equipment lease financing	0	0	0	0	9,706	9,706	0
Commercial other	2,286	688	2,504	5,478	369,119	374,597	619
Residential:
Real estate construction	305	91	622	1,018	52,516	53,534	16
Real estate mortgage	2,067	4,974	6,547	13,588	636,487	650,075	2,719
Home equity	968	312	482	1,762	83,079	84,841	346
Consumer:
Consumer direct	1,723	171	71	1,965	121,984	123,949	71
Consumer indirect	2,684	755	483	3,922	336,460	340,382	483
Total	$14,961	$10,002	$32,878	$57,841	$2,498,707	$2,556,548	$11,515

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

The following tables present the credit risk profile of CTBI’s commercial loan portfolio based on rating category and payment activity, segregated by class of loans, as of June 30, 2012 and December 31, 2011:

(in thousands)	Commercial Construction	Commercial Secured by Real Estate	Commercial Other	Equipment Leases	Total
June 30, 2012
Pass	$85,325	$663,123	$322,985	$10,714	$1,082,147
Watch	13,133	79,377	40,600	0	133,110
OAEM	1,428	22,915	8,712	0	33,055
Substandard	7,589	42,583	7,803	0	57,975
Doubtful	8,492	6,627	1,537	0	16,656
Total	$115,967	$814,625	$381,637	$10,714	$1,322,943

December 31, 2011
Pass	$85,886	$643,312	$323,471	$9,706	$1,062,375
Watch	17,721	78,611	38,185	0	134,517
OAEM	1,379	21,087	1,668	0	24,134
Substandard	8,783	46,238	7,364	0	62,385
Doubtful	6,808	9,639	3,909	0	20,356
Total	$120,577	$798,887	$374,597	$9,706	$1,303,767

The following tables present the credit risk profile of the CTBI’s residential real estate and consumer loan portfolios based on performing or nonperforming status, segregated by class, as of June 30, 2012 and December 31, 2011:

(in thousands)	Real Estate Construction	Real Estate Mortgage	Home Equity	Consumer Direct	Consumer Indirect	Total
June 30, 2012
Performing	$55,709	$641,631	$82,468	$124,931	$311,854	$1,216,593
Nonperforming (1)	742	6,203	633	15	307	7,900
Total	$56,451	$647,834	$83,101	$124,946	$312,161	$1,224,493

December 31, 2011
Performing	$52,911	$643,152	$84,306	$123,878	$339,899	$1,244,146
Nonperforming (1)	623	6,923	535	71	483	8,635
Total	$53,534	$650,075	$84,841	$123,949	$340,382	$1,252,781

(1)	A loan is considered nonperforming if it is 90 days or more past due or on nonaccrual.

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

The following table presents impaired loans, the average investment in impaired loans, and interest income recognized on impaired loans for the periods ended June 30, 2012, December 31, 2011, and June 30, 2011:

	June 30, 2012
(in thousands)	Recorded Balance	Unpaid Contractual Principal Balance	Specific Allowance
Loans without a specific valuation allowance:
Commercial construction	$4,554	$4,554	$0
Commercial secured by real estate	35,835	36,307	0
Commercial other	12,253	14,382	0
Real estate mortgage	277	278	0

Loans with a specific valuation allowance:
Commercial construction	7,561	8,414	1,823
Commercial secured by real estate	3,057	4,196	1,084
Commercial other	911	2,239	422

Totals:
Commercial	64,171	70,092	3,329
Residential	277	278	0
Total	$64,448	$70,370	$3,329

	Three Months Ended		Six Months Ended
	June 30, 2012		June 30, 2012
(in thousands)	Average Investment in Impaired Loans	*Interest Income Recognized	Average Investment in Impaired Loans	*Interest Income Recognized
Loans without a specific valuation allowance:
Commercial construction	$4,499	$40	$4,591	$58
Commercial secured by real estate	35,964	353	36,235	685
Commercial other	12,504	43	9,645	59
Real estate mortgage	278	5	279	8

Loans with a specific valuation allowance:
Commercial construction	7,479	0	6,644	0
Commercial secured by real estate	3,059	0	3,222	0
Commercial other	939	0	1,884	0

Commercial	64,444	436	62,221	802
Residential	278	5	279	8
Total	$64,722	$441	$62,500	$810

	December 31, 2011
(in thousands)	Recorded Balance	Unpaid Contractual Principal Balance	Specific Allowance	Average Investment in Impaired Loans	*Interest Income Recognized
Loans without a specific valuation allowance:
Commercial construction	$4,778	$4,778	$0	$8,992	$252
Commercial secured by real estate	27,811	29,765	0	31,480	1,543
Commercial other	1,770	2,501	0	3,392	143
Real estate construction	27	27	0	19	1
Real estate mortgage	82	82	0	84	5
Consumer direct	93	93	0	82	9
Consumer indirect	112	112	0	99	12

Loans with a specific valuation allowance:
Commercial construction	5,794	6,643	2,203	7,681	0
Commercial secured by real estate	3,525	3,669	1,156	4,747	23
Commercial other	3,432	6,022	1,310	5,071	22

Totals:
Commercial	47,110	53,378	4,669	61,363	1,983
Residential	109	109	0	103	6
Consumer	205	205	0	181	21
Total	$47,424	$53,692	$4,669	$61,647	$2,010

	June 30, 2011
(in thousands)	Recorded Balance	Unpaid Contractual Principal Balance	Specific Allowance
Loans without a specific valuation allowance:
Commercial construction	$14,403	$14,403	$0
Commercial secured by real estate	32,050	34,403	0
Commercial other	3,788	4,380	0
Real estate construction	28	28	0
Real estate mortgage	84	84	0
Consumer direct	111	111	0
Consumer indirect	86	86	0

Loans with a specific valuation allowance:
Commercial construction	7,036	8,327	2,724
Commercial secured by real estate	5,217	5,382	1,977
Commercial other	2,257	4,834	918

Totals:
Commercial	64,751	71,729	5,619
Residential	112	112	0
Consumer	197	197	0
Total	$65,060	$72,038	$5,619

	Three Months Ended		Six Months Ended
	June 30, 2011		June 30, 2011
(in thousands)	Average Investment in Impaired Loans	*Interest Income Recognized	Average Investment in Impaired Loans	*Interest Income Recognized
Loans without a specific valuation allowance:
Commercial construction	$14,464	$46	$11,021	$117
Commercial secured by real estate	32,037	316	32,405	573
Commercial other	4,025	32	3,956	88
Real estate construction	28	1	14	1
Real estate mortgage	85	1	85	3
Consumer direct	112	3	78	4
Consumer indirect	89	3	89	5

Loans with a specific valuation allowance:
Commercial construction	7,045	0	8,194	0
Commercial secured by real estate	5,229	0	5,224	23
Commercial other	4,230	0	6,086	0

Commercial	67,030	394	66,886	801
Residential	113	2	99	4
Consumer	201	6	167	9
Total	$67,344	$402	$67,152	$814

*Cash basis interest is substantially the same as interest income recognized.

As of June 30, 2012, three standby letters of credit in the amount of $0.9 million were outstanding and are not included in the above table.

Included in certain loan categories of impaired loans are certain loans and leases that have been modified in a troubled debt restructuring, where economic concessions have been granted to borrowers who have experienced financial difficulties. These concessions typically result from our loss mitigation activities and could include reductions in the interest rate, payment extensions, forgiveness of principal, forbearance or other actions.  Modifications of terms for our loans and their inclusion as troubled debt restructurings are based on individual facts and circumstances.  Loan modifications that are included as troubled debt restructurings may involve either an increase or reduction of the interest rate, extension of the term of the loan, or deferral of principal and/or interest payments, regardless of the period of the modification.  All of the loans identified as troubled debt restructuring were modified due to financial stress of the borrower.  In order to determine if a borrower is experiencing financial difficulty, an evaluation is performed to determine the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification.  This evaluation is performed under CTBI’s internal underwriting policy.

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

During 2012, certain loans were modified in troubled debt restructurings, where economic concessions were granted to borrowers consisting of reductions in the interest rates, payment extensions, forgiveness of principal, and forbearances.  Presented below, segregated by class of loans, are troubled debt restructurings that occurred during the three and six months ended June 30, 2012:

	Three Months Ended June 30, 2012
(in thousands)	Number of Loans	Post- Modification Outstanding Balance	Net Charge-offs Resulting from Modification
Commercial:
Commercial construction	5	$557	$0
Commercial secured by real estate	2	728	0
Commercial other	10	1,018	0
Total troubled debt restructurings	17	$2,303	$0

	Six Months Ended June 30, 2012
(in thousands)	Number of Loans	Post- Modification Outstanding Balance	Net Charge-offs Resulting from Modification
Commercial:
Commercial construction	5	$557	$0
Commercial secured by real estate	5	2,393	0
Commercial other	11	1,066	0
Total troubled debt restructurings	21	$4,016	$0

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

(in thousands)	Three Months Ended June 30, 2012		Six Months Ended June 30, 2012
	Number of Loans	Recorded Balance	Number of Loans	Recorded Balance
Commercial:
Commercial construction	1	$54	4	$424
Commercial secured by real estate	0	0	0	0
Commercial other	4	14	6	46
Total defaulted restructured loans	5	$68	10	$470

The following tables present the activity in the allowance for loan losses and the recorded investment in loans based on portfolio class and impairment method for the periods ended June 30, 2012 and June 30, 2011:

	Three Months Ended June 30, 2012
(in thousands)	Commercial Construction	Commercial Secured by Real Estate	Commercial Other	Equipment Lease Financing	Real Estate Construction	Real Estate Mortgage	Home Equity	Consumer Direct	Consumer Indirect	Total
Allowance for loan losses
Beginning balance	$4,066	$12,977	$5,965	$105	$344	$4,240	$546	$846	$4,083	$33,172
Provision charged to expense	209	1,170	207	37	42	414	64	69	213	2,425
Losses charged off	457	891	783	0	0	232	36	203	605	3,207
Recoveries	113	6	98	0	4	50	0	145	328	744
Ending balance	$3,931	$13,262	$5,487	$142	$390	$4,472	$574	$857	$4,019	$33,134

Ending balance:
Individually evaluated for impairment	$1,823	$1,084	$422	$0	$0	$0	$0	$0	$0	$3,329
Collectively evaluated for impairment	$2,108	$12,178	$5,065	$142	$390	$4,472	$574	$857	$4,019	$29,805

Loans
Ending balance:
Individually evaluated for impairment	$12,115	$38,892	$13,164	$0	$0	$277	$0	$0	$0	$64,448
Collectively evaluated for impairment	$103,852	$775,733	$368,473	$10,714	$56,451	$647,557	$83,101	$124,946	$312,161	$2,482,988

	Six Months Ended June 30, 2012
(in thousands)	Commercial Construction	Commercial Secured by Real Estate	Commercial Other	Equipment Lease Financing	Real Estate Construction	Real Estate Mortgage	Home Equity	Consumer Direct	Consumer I ndirect	Total
Allowance for loan losses
Beginning balance	$4,023	$11,753	$5,608	$112	$354	$4,302	$562	$917	$5,540	$33,171
Provision charged to expense	251	2,450	925	30	197	485	93	(48)	(798)	3,585
Losses charged off	475	987	1,395	0	171	422	82	349	1,452	5,333
Recoveries	132	46	349	0	10	107	1	337	729	1,711
Ending balance	$3,931	$13,262	$5,487	$142	$390	$4,472	$574	$857	$4,019	$33,134

Ending balance:
Individually evaluated for impairment	$1,823	$1,084	$422	$0	$0	$0	$0	$0	$0	$3,329
Collectively evaluated for impairment	$2,108	$12,178	$5,065	$142	$390	$4,472	$574	$857	$4,019	$29,805

Loans
Ending balance:
Individually evaluated for impairment	$12,115	$38,892	$13,164	$0	$0	$277	$0	$0	$0	$64,448
Collectively evaluated for impairment	$103,852	$775,733	$368,473	$10,714	$56,451	$647,557	$83,101	$124,946	$312,161	$2,482,988

	Three Months Ended June 30, 2011
(in thousands)	Commercial Construction	Commercial Secured by Real Estate	Commercial Other	Equipment Lease Financing	Real Estate Construction	Real Estate Mortgage	Home Equity	Consumer Direct	Consumer Indirect	Total
Allowance for loan losses
Beginning balance	$4,668	$11,952	$7,504	$138	$262	$3,345	$439	$1,061	$5,783	$35,152
Provision charged to expense	363	1,379	(233)	(15)	103	872	148	33	670	3,320
Losses charged off	406	198	1,960	0	75	309	81	118	919	4,066
Recoveries	12	69	141	0	6	30	8	91	389	746
Ending balance	$4,637	$13,202	$5,452	$123	$296	$3,938	$514	$1,067	$5,923	$35,152

Ending balance:
Individually evaluated for impairment	$2,724	$1,977	$918	$0	$0	$0	$0	$0	$0	$5,619
Collectively evaluated for impairment	$1,913	$11,225	$4,534	$123	$296	$3,938	$514	$1,067	$5,923	$29,533

Loans
Ending balance:
Individually evaluated for impairment	$21,439	$37,267	$6,045	$0	$28	$84	$0	$111	$86	$65,060
Collectively evaluated for impairment	$105,189	$768,371	$376,165	$10,365	$48,167	$641,081	$83,727	$122,969	$359,393	$2,515,427

	Six Months Ended June 30, 2011
(in thousands)	Commercial Construction	Commercial Secured by Real Estate	Commercial Other	Equipment Lease Financing	Real Estate Construction	Real Estate Mortgage	Home Equity	Consumer Direct	Consumer Indirect	Total
Allowance for loan losses
Beginning balance	$4,332	$12,327	$7,392	$148	$271	$2,982	$407	$1,169	$5,777	$34,805
Provision charged to expense	796	2,992	673	(25)	86	1,555	226	76	1,328	7,707
Losses charged off	504	2,213	2,835	0	75	651	127	409	1,914	8,728
Recoveries	13	96	222	0	14	52	8	231	732	1,368
Ending balance	$4,637	$13,202	$5,452	$123	$296	$3,938	$514	$1,067	$5,923	$35,152

Ending balance:
Individually evaluated for impairment	$2,724	$1,977	$918	$0	$0	$0	$0	$0	$0	$5,619
Collectively evaluated for impairment	$1,913	$11,225	$4,534	$123	$296	$3,938	$514	$1,067	$5,923	$29,533

Loans
Ending balance:
Individually evaluated for impairment	$21,439	$37,267	$6,045	$0	$28	$84	$0	$111	$86	$65,060
Collectively evaluated for impairment	$105,189	$768,371	$376,165	$10,365	$48,167	$641,081	$83,727	$122,969	$359,393	$2,515,427

Note 5 – Other Real Estate Owned

Activity for other real estate owned during the three and six months ended June 30, 2012 and 2011 was as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
(in thousands)	2012	2011	2012	2011
Beginning balance of other real estate owned	$59,154	$47,667	$56,965	$42,935
New assets acquired	2,125	4,617	7,495	10,938
Capitalized costs	77	48	167	61
Fair value adjustments	(180)	(1,759)	(359)	(2,177)
Sale of assets	(4,741)	(3,782)	(7,833)	(4,966)
Ending balance of other real estate owned	$56,435	$46,791	$56,435	$46,791

Foreclosed properties at June 30, 2012 and 2011 were $55.8 million and $46.8 million, respectively.  Also included in other real estate owned are two properties totaling $0.6 million which were not acquired through foreclosure.  Carrying costs and fair value adjustments associated with foreclosed properties were $0.8 million and $2.2 million for the quarters ended June 30, 2012 and June 30, 2011.  Carrying costs and fair value adjustments for the six months ended June 30, 2012, 2011, and 2010, respectively, were $1.5 million, $3.0 million, and $1.5 million.

Note 6 – Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 30		June 30
(in thousands except per share data)	2012	2011	2012	2011
Numerator:
Net income	$12,232	$8,970	$24,101	$18,274

Denominator:
Basic earnings per share:
Weighted average shares	15,451	15,308	15,429	15,301
Diluted earnings per share:
Effect of dilutive stock options	50	24	46	27
Adjusted weighted average shares	15,501	15,332	15,475	15,328

Earnings per share:
Basic earnings per share	$0.79	$0.59	$1.56	$1.19
Diluted earnings per share	0.79	0.58	1.56	1.19

Options to purchase 89,746 and 178,569 common shares, respectively, were excluded from the diluted calculations above for the three and six months ended June 30, 2012, because the exercise prices on the options were greater than the average market price for the period.  Unvested restricted stock grants were also used in the calculation of diluted earnings per share based on the treasury method.   Options to purchase 385,022 common shares were excluded from the diluted calculations above for both the three and six months ended June 30, 2011.

Note 7 – Fair Value of Financial Assets and Liabilities

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

Recurring Measurements

The following tables present the fair value measurements of assets recognized in the accompanying balance sheets measured at fair value on a recurring basis as of June 30, 2012 and December 31, 2011 and indicates the level within the fair value hierarchy of the valuation techniques.

(in thousands)		Fair Value Measurements at June 30, 2012 Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets measured – recurring basis
Available-for-sale securities:
U.S. Treasury and government agencies	$26,665	$0	$26,665	$0
State and political subdivisions	98,167	0	98,167	0
U.S. government sponsored agency mortgage-backed securities	477,846	0	477,846	0
Marketable equity securities	26,564	26,353	0	211
Mortgage servicing rights	2,503	0	0	2,503

(in thousands)		Fair Value Measurements at December 31, 2011 Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets measured – recurring basis
Available-for-sale securities:
U.S. Treasury and government agencies	$33,248	$0	$33,248	$0
State and political subdivisions	72,144	0	72,144	0
U.S. government sponsored agency mortgage-backed securities	400,843	507	400,336	0
Marketable equity securities	21,163	20,675	277	211
Mortgage servicing rights	2,282	0	0	2,282

Following is a description of the valuation methodologies and inputs used for assets measured at fair value on a recurring basis and recognized in the accompanying balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy.  These valuation methodologies were applied to all of CTBI’s financial assets carried at fair value.  CTBI had no liabilities measured at fair value as of June 30, 2012 and December 31, 2011.  There have been no significant changes in the valuation techniques during the quarter ended June 30, 2012.  For assets classified within Level 3 of the fair value hierarchy, the process used to develop the reported fair value is described below.

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

Transfers between Levels

Transfers between Levels 1, 2, and 3 and the reasons for those transfers are as follows:

(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Reason for Transfer
Transfers from level:
U.S. government sponsored agency mortgage-backed securities	$464	$0	$0	Quoted prices in exact security not available on the measurement date

Marketable equity securities	0	323	0	Quoted prices available on the measurement date
Total transfers from level	$464	$323	$0

Transfers to level:

U.S. government sponsored agency mortgage-backed securities	$0	$464	$0	Quoted prices in exact security not available on the measurement date

Marketable equity securities	323	0	0	Quoted prices available on the measurement date
Total transfers to level	$323	$464	$0

Level 3 Reconciliation

Following is a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the accompanying balance sheet using significant unobservable (Level 3) inputs for three and six months ended June 30, 2012 and 2011:

(in thousands)	Three Months Ended June 30, 2012		Six Months Ended June 30, 2012
	Marketable Equity Securities	Mortgage Servicing Rights	Marketable Equity Securities	Mortgage Servicing Rights
Beginning balance	$211	$2,640	$211	$2,282
Total recognized gains (losses) Included in net income	0	(169)	0	172
Issues	0	189	0	340
Settlements	0	(157)	0	(291)
Ending balance	$211	$2,503	$211	$2,503

Total gains (losses) for the period included in net income attributable to the change in unrealized gains or losses related to assets still held at the reporting date	$0	$(169)	$0	$172

(in thousands)	Three Months Ended June 30, 2011		Six Months Ended June 30, 2011
	Marketable Equity Securities	Mortgage Servicing Rights	Marketable Equity Securities	Mortgage Servicing Rights
Beginning balance	$211	$3,251	$211	$3,161
Total recognized gains (losses) Included in net income	0	(338)	0	(194)
Issues	0	115	0	251
Settlements	0	1	0	(189)
Ending balance	$211	$3,029	$211	$3,029

Total gains (losses) for the period included in net income attributable to the change in unrealized gains or losses related to assets still held at the reporting date	$0	$(338)	$0	$(194)

Realized and unrealized gains and losses for items reflected in the table above are included in net income in the consolidated statements of income as follows:

(in thousands)	Three Months Ended June 30, 2012		Six Months Ended June 30, 2012
	Noninterest Income	Noninterest Expense	Noninterest Income	Noninterest Expense
Total gains	$(326)	$0	$(119)	$0

Nonrecurring Measurements

The following table presents the fair value measurements of assets recognized in the accompanying balance sheets measured at fair value on a nonrecurring basis as of June 30, 2012 and December 31, 2011 and indicates the level within the fair value hierarchy of the valuation techniques.

(in thousands)		Fair Value Measurements at June 30, 2012 Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets measured – nonrecurring basis
Impaired loans (collateral dependent)	$6,073	$0	$0	$6,073
Other real estate/assets owned	3,783	0	0	3,783

(in thousands)		Fair Value Measurements at December 31, 2011 Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets measured – nonrecurring basis
Impaired loans (collateral dependent)	$7,898	$0	$0	$7,898
Other real estate/assets owned	16,362	0	0	16,362

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

Loans considered impaired under ASC 310-35, Impairment of a Loan, are loans for which, based on current information and events, it is probable that the creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement.  Impaired loans are subject to nonrecurring fair value adjustments to reflect subsequent (1) partial write-downs that are based on the observable market price or current appraised value of the collateral or (2) the full charge-off of the loan carrying value.  Adjustments for the quarters ended June 30, 2012, December 31, 2011, and June 30, 2011 were $0.1 million, $2.1 million, and $1.0 million, respectively.

Other Real Estate Owned

In accordance with the provisions of ASC 360, Property, Plant, and Equipment, other real estate owned (OREO) is carried at the lower of fair value at acquisition date or current estimated fair value, less estimated cost to sell when the real estate is acquired.  Estimated fair value of OREO is based on appraisals or evaluations.  OREO is classified within Level 3 of the fair value hierarchy.  Long-lived assets are subject to nonrecurring fair value adjustments to reflect subsequent partial write-downs that are based on the observable market price or current appraised value of the collateral.  Fair value adjustments on other real estate/assets owned for the quarters ended June 30, 2012, December 31, 2011, and June 30, 2011 were $0.3 million, $3.7 million, and $1.7 million, respectively.

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

Unobservable (Level 3) Inputs

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements.

(in thousands)	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at June 30, 2012	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Marketable equity securities	$211	Discount cash flows, Market comparable	Offered quotes of underlying securities held as collateral	Not applicable

Mortgage servicing rights	$2,503	Discount cash flows, computer pricing model	Constant prepayment rate	9.4% - 24.3% (17.1%)
			Probability of default	1.6% - 4.95% (2.48%)
			Discount rate	Not applicable (10.0%)

Impaired loans (collateral-dependent)	$6,073	Market comparable properties	Marketability discount	5.0% - 10.0% (7.0%)

Other real estate/assets owned	$3,783	Market comparable properties	Comparability adjustments (%)	5.0% - 10.0% (6.0%)

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

Fair Value of Financial Instruments

The following table presents estimated fair value of CTBI’s financial instruments as of June 30, 2012 and indicates the level within the fair value hierarchy of the valuation techniques.

(in thousands)	Fair Value Measurements at June 30, 2012 Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$188,448	$188,448	$0	$0
Certificates of deposit in other banks	11,000	0	11,021	0
Securities available-for-sale	629,242	28,740	600,291	211
Securities held-to-maturity	1,662	0	1,662	0
Loans held for sale	1,040	1,062	0	0
Loans, net	2,514,302	0	0	2,525,072
Federal Home Loan Bank stock	25,673	0	25,673	0
Federal Reserve Bank stock	4,884	0	4,884	0
Accrued interest receivable	12,173	0	12,173	0
Mortgage servicing rights	2,503	0	0	2,503

Financial liabilities:
Deposits	$2,940,715	$611,080	$2,330,755	$0
Repurchase agreements	201,850	0	0	201,865
Federal funds purchased	7,987	0	7,987	0
Advances from Federal Home Loan Bank	1,517	0	1,826	0
Long-term debt	61,341	0	0	31,105
Accrued interest payable	3,839	0	3,839	0

Unrecognized financial instruments:
Letters of credit	$0	$0	$0	$0
Commitments to extend credit	0	0	0	0
Forward sale commitments	0	0	0	0

The following table presents estimated fair value of CTBI’s financial instruments as of December 31, 2011 and indicates the level within the fair value hierarchy of the valuation techniques.

(in thousands)	Fair Value Measurements at December 31, 2011 Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$238,481	$238,481	$0	$0
Certificates of deposit in other banks	11,875	0	11,860	0
Securities available-for-sale	527,398	21,182	506,005	211
Securities held-to-maturity	1,662	0	1,661	0
Loans held for sale	536	550	0	0
Loans, net	2,523,377	0	0	2,520,297
Federal Home Loan Bank stock	25,673	0	25,673	0
Federal Reserve Bank stock	4,883	0	4,883	0
Accrued interest receivable	12,280	0	12,280	0
Mortgage servicing rights	2,282	0	0	2,282

Financial liabilities:
Deposits	$2,878,359	$584,735	$2,294,987	$0
Repurchase agreements	217,177	0	0	217,062
Federal funds purchased	13,104	0	13,104	0
Advances from Federal Home Loan Bank	21,609	0	21,617	0
Long-term debt	61,341	0	0	31,030
Accrued interest payable	2,171	0	2,171	0

Unrecognized financial instruments:
Letters of credit	$0	$0	$0	$0
Commitments to extend credit	0	0	0	0
Forward sale commitments	0	0	0	0

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

Overview

The following Management's Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand Community Trust Bancorp, Inc., our operations, and our present business environment.  The MD&A is provided as a supplement to—and should be read in conjunction with—our consolidated financial statements and the accompanying notes contained in this quarterly report.  The MD&A includes the following sections:

❖	Our Business

❖	Results of Operations and Financial Condition

❖	Dividends

❖	Liquidity and Market Risk

❖	Interest Rate Risk

❖	Capital Resources

❖	Impact of Inflation, Changing Prices, and Economic Conditions

❖	Stock Repurchase Program

❖	Critical Accounting Policies and Estimates

Our Business

Community Trust Bancorp, Inc. (“CTBI”) is a bank holding company headquartered in Pikeville, Kentucky.  Currently, we own one commercial bank and one trust company.  Through our subsidiaries, we have eighty banking locations in eastern, northeastern, central, and south central Kentucky, southern West Virginia, and northeastern Tennessee, four trust offices across Kentucky, and one trust office in northeastern Tennessee.  At June 30, 2012, we had total consolidated assets of $3.6 billion and total consolidated deposits, including repurchase agreements, of $3.1 billion, making us the largest bank holding company headquartered in the Commonwealth of Kentucky.  Total shareholders’ equity at June 30, 2012 was $387.3 million.

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

Results of Operations and Financial Condition

For the quarter ended June 30, 2012, we reported the second consecutive quarter of record earnings with $12.2 million, or $0.79 per basic share, compared to $9.0 million, or $0.59 per basic share, earned during the second quarter 2011 and $11.9 million, or $0.77 per basic share, earned during the first quarter 2012.  Earnings for the six months ended June 30, 2012 were $24.1 million, or $1.56 per basic share, a 32% increase from the $18.3 million, or $1.19 per basic share earned during the first six months of 2011.

2nd Quarter 2012 Highlights

❖
CTBI's basic earnings per share for the quarter increased $0.20 per share from second quarter 2011 and were $0.02 per share above first quarter 2012.  Year-to-date basic earnings per share increased $0.37 per share from prior year.  The increase in earnings was supported by increased noninterest income and decreased provision for loan loss and noninterest expense.

❖
Net interest income continues to be impacted by a change in the asset mix as quality loan demand remains soft and highly competitive and investment options have limited yield.  Net interest income for the quarter decreased $0.6 million from prior year second quarter and $0.7 million from prior quarter as our net interest margin declined 24 and 12 basis points, respectively, for those time periods.  Year-to-date net interest income decreased $0.2 million as our net interest margin declined 23 basis points.

❖
Nonperforming loans at $35.3 million decreased from $37.3 million at December 31, 2011 but increased from the $34.6 million at March 31, 2012.  Nonperforming assets at $91.2 million decreased $2.6 million from prior year-end and $2.0 million from prior quarter.

❖
Net loan charge-offs for the quarter ended June 30, 2012 were $2.5 million, or 0.39% of average loans annualized, compared to $3.3 million, or 0.52%, experienced for the second quarter 2011 and prior quarter’s $1.2 million, or 0.18%.

❖
Our loan loss provision for the quarter decreased $0.9 million from prior year second quarter and increased $1.3 million from prior quarter as net charge-offs declined $0.9 million and increased $1.3 million, respectively, for the same periods.  Our loan loss provision for the first six months of 2012 was $4.1 million below the first six months of 2011 as net charge-offs declined $3.7 million and loans declined $33.1 million.

❖
Our loan loss reserve as a percentage of total loans outstanding remained at 1.30% from December 31, 2011 and March 31, 2012 to June 30, 2012.  Our reserve coverage (allowance for loan loss reserve to nonperforming loans) at June 30, 2012 was 93.8% compared to 89.0% at December 31, 2011 and 95.9% at March 31, 2012.

❖
Noninterest income increased 13.2% for the quarter ended June 30, 2012 compared to the same period in 2011 and 7.2% from prior quarter.  Noninterest income for the first six months of 2012 has increased 8.6% as a result of increased gains on sales of loans, trust revenue, and loan related fees, as well as a $0.8 million net securities gain in the second quarter.

❖
Noninterest expense for the quarter ended June 30, 2012 decreased 11.0% from prior year second quarter and 6.2% from prior quarter.  Year-to-date noninterest expense decreased 7.1% from prior year as a result of decreases in FDIC insurance premiums, legal and professional fees, other real estate owned expense, and repossession expense, partially offset by an increase in personnel expense.

❖	Our loan portfolio decreased $9.1 from prior year-end but increased $5.3 million from prior quarter.

❖	Our investment portfolio increased $101.8 million from prior year-end and $15.3 million from prior quarter.

❖	Deposits, including repurchase agreements, increased $47.0 million from prior year-end but declined $30.3 million from prior quarter.

❖	Our tangible common equity/tangible assets ratio remains strong at 8.99%.

Income Statement Review

(dollars in thousands)			Change 2012 vs. 2011
Quarter Ended June 30	2012	2011	Amount	Percent
Net interest income	$32,319	$32,878	$(558)	(1.7)%
Provision for loan losses	2,425	3,320	(895)	(27.0)
Noninterest income	11,989	10,593	1,396	13.2
Noninterest expense	24,148	27,146	(2,997)	(11.0)
Income taxes	5,503	4,035	1,468	36.4
Net income	$12,232	$8,970	$3,261	36.4%

Average earning assets	$3,355,155	$3,201,565	$153,590	4.8%

Yield on average earnings assets	4.65%	5.04%	(0.39)%	(7.6)%
Cost of interest bearing funds	0.92%	1.10%	(0.18)%	(16.1)%

Net interest margin	3.93%	4.17%	(0.24)%	(5.7)%

Net Interest Income

Net interest income for the quarter decreased 1.7% from prior year and 2.1% from prior quarter with average earning assets increasing 4.8% and 1.1% and our net interest margin declining 24 basis points and 12 basis points for the same periods.  The yield on average earning assets decreased 39 basis points from prior year second quarter and 11 basis points from prior quarter.  Loans represented 75.8% of our average earning assets for the quarter ended June 30, 2012 compared to 80.7% for the quarter ended June 30, 2011 and 77.1% for the quarter ended March 31, 2012.  The cost of interest bearing funds decreased 18 basis points from prior year second quarter but increased 2 basis points from prior quarter.  Net interest income for the first six months of 2012 decreased 0.2% as our net interest margin declined 23 basis points.  The increased cost of our Hoops CD product resulting from the University of Kentucky’s national championship win increased our cost of interest bearing funds and decreased our net interest margin by approximately 7 basis points during the second quarter 2012.  The third quarter impact is expected to be 7 basis points as well, and the fourth quarter 2012 impact is expected to be 2 basis points as the CDs begin to mature.  The impact to the net interest margin for the year 2012 as a result of the rate increase is expected to be approximately 4 basis points.

Provision for Loan Losses

The provision for loan losses that was added to the allowance for the second quarter 2012 was $2.4 million compared to $3.3 million in the second quarter 2011.  Year-to-date allocations to the reserve were $3.6 million at June 30, 2012 compared to $7.7 million at June 30, 2011.  This provision represented a charge against current earnings in order to maintain the allowance at an appropriate level determined using the accounting estimates described in the Critical Accounting Policies and Estimates section.

Noninterest Income

Noninterest income increased 13.2% for the quarter ended June 30, 2012 compared to the same period in 2011 with increases in gains on sales of loans, trust revenue, and loan related fees and 7.2% from prior quarter with increases in gains on sales of loans, deposit service charges, and trust revenue.  Noninterest income for the first six months of 2012 has increased 8.6% as a result of increased gains on sales of loans, trust revenue, and loan related fees, partially offset by a decline in deposit service charges.  Noninterest income was also impacted by a $0.8 million net securities gain in the second quarter 2012.

Noninterest Expense

Noninterest expense decreased 11.0% from prior year second quarter and 6.2% from prior quarter with decreases in personnel expense, FDIC insurance premiums, other real estate owned expense, and repossession expense.  Year-to-date noninterest expense decreased 7.1% from prior year as a result of decreases in FDIC insurance premiums, legal and professional fees, other real estate owned expense, and repossession expense, partially offset by an increase in personnel expense.

Balance Sheet Review

CTBI’s total assets at $3.6 billion increased $44.5 million, or 1.2%, from December 31, 2011 but declined $38.3 million, or an annualized 4.2%, during the quarter.  Loans outstanding at June 30, 2012 were $2.5 billion, decreasing $9.1 million, or 0.4%, from December 31, 2011, but increasing $5.3 million, or an annualized 0.8%, during the quarter.  Loan growth during the quarter of $11.7 million in the commercial loan portfolio and $3.0 million in the residential loan portfolio was partially offset by a decline of $9.4 million in the consumer loan portfolio.  CTBI's investment portfolio increased $101.8 million, or 19.2%, from December 31, 2011 and $15.3 million, or an annualized 10.0%, during the quarter.  Deposits, including repurchase agreements, at $3.1 billion increased $47.0 million, or 1.5%, from December 31, 2011 but decreased $30.3 million, or an annualized 3.8%, from prior quarter.

Shareholders’ equity at June 30, 2012 was $387.3 million compared to $366.9 million at December 31, 2011 and $375.0 million at March 31, 2012.  CTBI's annualized dividend yield to shareholders as of June 30, 2012 was 3.70%.

Loans

(in thousands)	June 30, 2012
Loan Category	Balance	Variance from Prior Year-End	Net Charge- Offs	Nonperforming	ALLL
Commercial:
Construction	$115,967	(3.8)%	$344	$9,943	$3,931
Secured by real estate	814,625	2.0	885	11,521	13,262
Equipment lease financing	10,714	10.4	0	0	142
Other commercial	381,637	1.9	685	5,947	5,487
Total commercial	1,322,943	1.5	1,914	27,411	22,822

Residential:
Real estate construction	56,451	5.4	(4)	742	390
Real estate mortgage	647,834	(0.3)	182	6,203	4,472
Home equity	83,101	(2.1)	36	633	574
Total residential	787,386	(0.1)	214	7,578	5,436

Consumer:
Consumer direct	124,946	0.8	58	15	857
Consumer indirect	312,161	(8.3)	277	307	4,019
Total consumer	437,107	(5.9)	335	322	4,876

Total loans	$2,547,436	(0.4)%	$2,463	$35,311	$33,134

Asset Quality

CTBI's total nonperforming loans were $35.3 million at June 30, 2012, a 5.3% decrease from the $37.3 million at December 31, 2011 but a 2.1% increase from the $34.6 million at March 31, 2012.  The increase for the quarter included a $2.0 million increase in the 90+ days past due category partially offset by a $1.3 million decrease in nonaccrual loans.  Loans 30-89 days past due at $17.1 million is a decline of $4.7 million from December 31, 2011 and $2.3 million from prior quarter.  Our loan portfolio management processes focus on the immediate identification, management, and resolution of problem loans to maximize recovery and minimize loss.  Our loan risk management processes include weekly delinquent loan review meetings at the market levels and monthly delinquent loan review meetings involving senior corporate management to review all nonaccrual loans and loans 30 days or more past due.  Any activity regarding a criticized/classified loan (i.e. problem loan) must be approved by CTB's Watch List Asset Committee (i.e. Problem Loan Committee).  CTB's Watch List Asset Committee also meets on a quarterly basis and reviews every criticized/classified loan of $100,000 or greater.  We also have a Loan Review Department that reviews every market within CTB annually and performs extensive testing of the loan portfolio to assure the accuracy of loan grades and classifications for delinquency, troubled debt restructuring, impaired status, impairment, nonaccrual status, and adequate loan loss reserves.

Impaired loans, loans not expected to meet contractual principal and interest payments other than insignificant delays, at June 30, 2012 totaled $64.4 million, compared to $47.4 million at December 31, 2011 and $60.0 million at March 31, 2012.  The increase in impaired loans for the quarter is primarily attributable to one credit relationship related to the coal industry.  Included in certain loan categories of impaired loans are troubled debt restructurings that were classified as impaired.  At June 30, 2012, CTBI had $19.9 million in commercial loans secured by real estate, $6.3 million in commercial real estate construction loans, $2.5 million in commercial other loans, and $6.0 million in consumer loans that were modified in troubled debt restructurings and impaired.  Included in these amounts are troubled debt restructurings that were performing in accordance with their modified terms of $18.4 million in commercial loans secured by real estate, $1.9 million in commercial real estate construction loans, $1.9 million in commercial other loans, and $5.2 million in consumer loans.  Management evaluates all impaired loans for impairment and provides specific reserves when necessary.

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

Our level of foreclosed properties at $55.9 million at June 30, 2012 was a decrease from $56.5 million at December 31, 2011 and from $58.6 million at March 31, 2012.  Sales of foreclosed properties for the six months ended June 30, 2012 totaled $7.8 million while new foreclosed properties totaled $7.5 million.  At June 30, 2012, the book value of properties under contracts to sell was $4.3 million; however, the closings had not occurred at quarter-end.  The proceeds of these sales per the contracts is $4.5 million, representing 104% of the book value of those properties.

When foreclosed properties are acquired, appraisals are obtained and the properties are booked at the current market value less expected sales expense.  Additionally, periodic updated appraisals are obtained on unsold foreclosed properties.  When an updated appraisal reflects a market value below the current book value, a charge is booked to current earnings to reduce the property to its new market value less expected sales expense.  There were 21 properties reappraised during the second quarter of 2012 totaling $7.4 million.  Of these, seven were written down by a total of $0.2 million or 4.8%.  Charges during the quarters ended June 30, 2012 and December 31, 2011 were $1.7 million and $3.6 million, respectively.  Our policy for determining the frequency of periodic reviews is based upon consideration of the specific properties and the known or perceived market fluctuations in a particular market and is typically between 12 and 18 months.  Fifty percent of our OREO properties have been reappraised within the past 12 months.  Our nonperforming loans and foreclosed properties remain primarily concentrated in our Central Kentucky Region.  Management anticipates that our foreclosed properties will remain elevated as we work through current market conditions.

The major classifications of foreclosed properties are shown in the following table:

(in thousands)	June 30, 2012	December 31, 2011
1-4 family	$16,722	$20,065
Agricultural/farmland	652	652
Construction/land development/other	24,317	23,006
Multifamily	801	1,841
Non-farm/non-residential	13,392	10,981
Total foreclosed properties	$55,884	$56,545

The appraisal aging analysis of foreclosed properties, as well as the holding period, at June 30, 2012 is shown below:

(in thousands)
Appraisal Aging Analysis		Holding Period Analysis
Days Since Last Appraisal	Current Book Value	Holding Period	Current Book Value
Up to 90 days	$7,442	Less than one year	$23,651
91 to 180 days	3,706	1 to 2 years	10,103
181 to 270 days	10,189	2 to 3 years	13,572
271 to 365 days	6,719	3 to 4 years	5,931
Over one year	27,828	Over 4 years	2,627

Net loan charge-offs for the quarter were $2.5 million, or 0.39% of average loans annualized, a decrease from prior year second quarter's $3.3 million, or 0.52%, but an increase from prior quarter’s $1.2 million, or 0.18%.  Of the total net charge-offs for the quarter, $1.7 million were in commercial loans, $0.3 million were in indirect auto loans, and $0.2 million were in residential real estate mortgage loans.  Allocations to loan loss reserves were $2.4 million for the quarter ended June 30, 2012 compared to $3.3 million for the quarter ended June 30, 2011 and $1.2 million for the quarter ended March 31, 2012.  Year-to-date net charge-offs of $3.6 million, or 0.29% of average loans annualized, was a $3.8 million decrease from the $7.4 million, 0.57% of average loans annualized, for the six months ended June 30, 2011.

Our loan loss reserve as a percentage of total loans outstanding was 1.30% at June 30, 2012, December 31, 2011, and March 31, 2012.  Our reserve coverage was 93.8% at June 30, 2012.  Generally accepted accounting principles require that expected credit losses associated with loans obtained in an acquisition be reflected in the estimation of loan fair value as of the acquisition date and prohibits any carryover of an allowance for credit losses.  Excluding amounts related to loans obtained in the fourth quarter 2010 acquisition of LaFollette, the allowance-to-legacy loan ratio was 1.34% at June 30, 2012 and December 31, 2011, compared to 1.35% at March 31, 2012.

Dividends

The following schedule shows the quarterly cash dividends paid for the past six quarters:

Pay Date	Record Date	Amount Per Share
July 1, 2012	June 15, 2012	$0.31
April 1, 2012	March 15, 2012	$0.31
January 1, 2012	December 15, 2011	$0.31
October 1, 2011	September 15, 2011	$0.31
July 1, 2011	June 15, 2011	$0.305
April 1, 201	March 15, 2011	$0.305

On July 24, 2012, CTBI announced an increase in the quarterly cash dividend to $0.315 per share to be paid on October 1, 2012, to shareholders of record on September 15, 2012.

Liquidity and Market Risk

The objective of CTBI’s Asset/Liability management function is to maintain consistent growth in net interest income within our policy limits. This objective is accomplished through management of our consolidated balance sheet composition, liquidity, and interest rate risk exposures arising from changing economic conditions, interest rates, and customer preferences. The goal of liquidity management is to provide adequate funds to meet changes in loan and lease demand or deposit withdrawals. This is accomplished by maintaining liquid assets in the form of cash and cash equivalents and investment securities, sufficient unused borrowing capacity, and growth in core deposits. As of June 30, 2012, we had approximately $188.4 million in cash and cash equivalents and approximately $629.2 million in securities valued at estimated fair value designated as available-for-sale and available to meet liquidity needs on a continuing basis.  Additional asset-driven liquidity is provided by the remainder of the securities portfolio and the repayment of loans.  In addition to core deposit funding, we also have a variety of other short-term and long-term funding sources available.  We also rely on Federal Home Loan Bank advances for both liquidity and management of our asset/liability position.  Federal Home Loan Bank advances were $1.5 million at June 30, 2012 compared to $21.6 million at December 31, 2011.  As of June 30, 2012, we had a $286.1 million available borrowing position with the Federal Home Loan Bank.  We generally rely upon net inflows of cash from financing activities, supplemented by net inflows of cash from operating activities, to provide cash for our investing activities.  As is typical of many financial institutions, significant financing activities include deposit gathering, use of short-term borrowing facilities such as repurchase agreements and federal funds purchased, and issuance of long-term debt.  At June 30, 2012, we had $72 million in lines of credit with various correspondent banks available to meet any future cash needs.  Our primary investing activities include purchases of securities and loan originations.  We do not rely on any one source of liquidity and manage availability in response to changing consolidated balance sheet needs.  At June 30, 2012, federal funds sold were $9.5 million compared to $2.7 million at December 31, 2011, and deposits with the Federal Reserve were $105.1 million compared to $159.0 million at December 31, 2011.  Additionally, we project cash flows from our investment portfolio to generate additional liquidity over the next 90 days.

The investment portfolio consists of investment grade short-term issues suitable for bank investments.  The majority of the investment portfolio is in U.S. government and government sponsored agency issuances.  The average life of the portfolio is 4.15 years. At the end of June 30, 2012, available-for-sale (“AFS”) securities comprised approximately 99.7% of the total investment portfolio, and the AFS portfolio was approximately 162% of equity capital.  Seventy-nine percent of the pledge eligible portfolio was pledged.

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

On June 1, 2012, the coupon rate of our $61.3 million junior subordinated debentures was reset from a fixed rate of 6.52% to a quarterly adjustable rate of 2.06% for the September 4, 2012 distribution date.  This rate is based on the three-month LIBOR rate as of May 30, 2012 of 0.47% plus 1.59%.

Capital Resources

We continue to grow our shareholders’ equity while also providing an annual dividend yield for the quarter ended June 30, 2012 of 3.70% to shareholders.  Shareholders’ equity increased 5.6% from December 31, 2011 to $387.3 million at June 30, 2012.  Our primary source of capital growth is the retention of earnings.  Cash dividends were $0.62 per share for the six months ended June 30, 2012 and $0.61 per share for the six months ended June 30, 2011.  We retained 60.3% of our earnings for the first six months of 2012 compared to 48.7% for the first six months of 2011.

Regulatory guidelines require bank holding companies, commercial banks, and savings banks to maintain certain minimum capital ratios and define companies as “well-capitalized” that sufficiently exceed the minimum ratios.  The banking regulators may alter minimum capital requirements as a result of revising their internal policies and their ratings of individual institutions.  To be “well-capitalized” banks and bank holding companies must maintain a Tier 1 leverage ratio of no less than 5.0%, a Tier 1 risk based ratio of no less than 6.0%, and a total risk based ratio of no less than 10.0%.  Our ratios as of June 30, 2012 were 10.32%, 14.54%, and 15.82%, respectively, all exceeding the threshold for meeting the definition of “well-capitalized.”

As of June 30, 2012, we are not aware of any current recommendations by banking regulatory authorities which, if they were to be implemented, would have, or are reasonably likely to have, a material adverse impact on our liquidity, capital resources, or operations, except as provided for in the Dodd-Frank Act, which is discussed in the Supervision and Regulation section of Item 1. Business in our annual report on Form 10-K for the year ended December 31, 2011, and the current Basel III proposal.  On June 7, 2012, the Board of Governors of the Federal Reserve System announced Notices of Proposed Rulemaking (NPRs) for three sets of capital rules that translate the Basel III capital rules into U.S. regulation.  The Basel III capital standards substantially increase the complexity of capital calculations and the amount of required capital to be maintained.  Specifically, Basel III reduces the items that count as capital, establishes higher capital ratios for all banks and increases risk weighted assets.  While we continue to analyze the NPRs and recognize that the final rules may differ from the proposed rules, the potential impact of Basel III includes, but is not limited to, reduced lending and negative pressure on profitability and return on equity due to the higher capital requirements.  The cost of implementation and ongoing compliance with Basel III may also negatively impact overhead costs.  To the extent CTBI is required to increase capital in the future to comply with Basel III, existing shareholders may be diluted and/or our ability to pay common stock dividends may be reduced.  Given our strong capital position, if the proposed Basel III rules are adopted as final rules, we expect to be able to satisfy such requirements.

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

Stock Repurchase Program

CTBI’s stock repurchase program currently has 288,519 shares remaining under CTBI’s current repurchase authorization.  We have not repurchased any shares of our common stock since February 2008.  As of June 30, 2012, a total of 2,211,481 shares have been repurchased through this program.

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

When any secured commercial loan is considered uncollectable, whether past due or not, a current assessment of the value of the underlying collateral is made.  If the balance of the loan exceeds the fair value of the collateral, the loan is placed on non-accrual and the loan is charged down to the value of the collateral less estimated cost to sell or a specific reserve equal to the difference between book value of the loan and the fair value assigned to the collateral is created until such time as the loan is foreclosed.  When the foreclosed collateral has been legally assigned to CTBI, a charge off is taken, if necessary, in order that the remaining balance reflects the fair value estimated less costs to sell of the collateral then transferred to other real estate owned or other repossessed assets.  When any unsecured commercial loan is considered uncollectable the loan is charged off no later than at 90 days past due.

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

Historical loss rates for loans are adjusted for significant factors that, in management’s judgment, reflect the impact of any current conditions on loss recognition.  We generally review the historical loss rates over eight quarters and four quarters on a rolling average basis.  Factors that we consider include delinquency trends, current economic conditions and trends, strength of supervision and administration of the loan portfolio, levels of underperforming loans, level of recoveries to prior year’s charge-offs, trend in loan losses, industry concentrations and their relative strengths, amount of unsecured loans and underwriting exceptions.  Based upon management’s judgment, “best case,” “worst case,” and “most likely” scenarios are determined.  The total of each of these weighted factors is then applied against the applicable portion of the portfolio and the ALLL is adjusted accordingly.  During the most recent analysis, management changed the “best case” experience ratio from an eight quarter moving range to the average loss rate for the most recent four quarters.  This change in estimate had no impact on the provision for loan loss but increased the provision for loan loss requirement in the “best case” scenario by $3.9 million.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Interest rate risk management focuses on maintaining consistent growth in net interest income within Board-approved policy limits.  CTBI uses an earnings simulation model to analyze net interest income sensitivity to movements in interest rates.  Given a 200 basis point increase to the yield curve used in the simulation model, it is estimated net interest income for CTBI would increase by 0.18 percent over one year and would decrease by 2.33 percent over two years.  A 25 basis point decrease in the yield curve would decrease net interest income by an estimated 0.06 percent over one year and by 0.15 percent over two years.  For further discussion of CTBI’s market risk, see the Management’s Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Market Risk included in the annual report on Form 10-K for the year ended December 31, 2011.

Item  4.  Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

CTBI’s management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934.  As of the end of the period covered by this report, an evaluation was carried out by CTBI’s management, with the participation of our Chief Executive Officer and the Executive Vice President/Treasurer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, management concluded that disclosure controls and procedures as of June 30, 2012 were effective in ensuring material information required to be disclosed in this quarterly report on Form 10-Q was recorded, processed, summarized, and reported on a timely basis.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in CTBI’s internal control over financial reporting that occurred during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, CTBI’s internal control over financial reporting.

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

COMMUNITY TRUST BANCORP, INC.

By:

Date: August 9, 2012	/s/ Jean R. Hale
Jean R. Hale
Chairman, President, and
Chief Executive Officer

/s/ Kevin J. Stumbo
Kevin J. Stumbo
Executive Vice President and Treasurer
(Principal Financial Officer)