Form 10-Q
period 2012-09-30
COMMUNITY TRUST BANCORP INC /KY/
filed 2012-11-08
CIK 350852

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012

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

Common stock – 15,612,366 shares outstanding at October 31, 2012

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

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

The accompanying information has not been audited by our independent registered public accountants; however, in the opinion of management such information reflects all adjustments necessary for a fair presentation of the results for the interim period.  All such adjustments are of a normal and recurring nature.

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

Community Trust Bancorp, Inc.
Condensed Consolidated Balance Sheets

(dollars in thousands)	(unaudited) September 30 2012	December 31 2011
Assets:
Cash and due from banks	$59,480	$69,723
Interest bearing deposits	135,630	166,057
Federal funds sold	7,431	2,701
Cash and cash equivalents	202,541	238,481

Certificates of deposit in other banks	8,758	11,875
Securities available-for-sale at fair value (amortized cost of $598,878 and $511,731, respectively)	621,230	527,398
Securities held-to-maturity at amortized cost (fair value of $1,664 and $1,661, respectively)	1,662	1,662
Loans held for sale	771	536

Loans	2,551,537	2,556,548
Allowance for loan losses	(33,189)	(33,171)
Net loans	2,518,348	2,523,377

Premises and equipment, net	55,068	54,297
Federal Home Loan Bank stock	25,673	25,673
Federal Reserve Bank stock	4,885	4,883
Goodwill	65,490	65,490
Core deposit intangible (net of accumulated amortization of $7,659 and $7,499, respectively)	957	1,117
Bank owned life insurance	44,546	43,483
Mortgage servicing rights	2,281	2,282
Other real estate owned	56,103	56,965
Other assets	33,218	33,660
Total assets	$3,641,531	$3,591,179

Liabilities and shareholders’ equity:
Deposits
Noninterest bearing	$599,984	$584,735
Interest bearing	2,311,860	2,293,624
Total deposits	2,911,844	2,878,359

Repurchase agreements	218,511	217,177
Federal funds purchased and other short-term borrowings	8,821	13,104
Advances from Federal Home Loan Bank	1,472	21,609
Long-term debt	61,341	61,341
Other liabilities	43,445	32,723
Total liabilities	3,245,434	3,224,313

Shareholders’ equity:
Preferred stock, 300,000 shares authorized and unissued	-	-
Common stock, $5 par value, shares authorized 25,000,000; shares outstanding 2012 – 15,604,383; 2011 – 15,429,992	78,023	77,151
Capital surplus	160,266	156,101
Retained earnings	143,279	123,431
Accumulated other comprehensive income, net of tax	14,529	10,183
Total shareholders’ equity	396,097	366,866

Total liabilities and shareholders’ equity	$3,641,531	$3,591,179

See notes to condensed consolidated financial statements.

Community Trust Bancorp, Inc.
Condensed Consolidated Statements of Income and Other Comprehensive Income
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
(in thousands except per share data)	2012	2011	2012	2011
Interest income:
Interest and fees on loans, including loans held for sale	$34,298	$36,180	$103,628	$109,048
Interest and dividends on securities
Taxable	3,148	2,598	9,001	7,631
Tax exempt	534	455	1,525	1,263
Interest and dividends on Federal Reserve Bank and Federal Home Loan Bank stock	345	329	1,054	1,042
Other, including interest on federal funds sold	125	146	423	425
Total interest income	38,450	39,708	115,631	119,409

Interest expense:
Interest on deposits	4,777	5,193	14,178	16,534
Interest on repurchase agreements and other short-term borrowings	294	397	953	1,251
Interest on advances from Federal Home Loan Bank	8	23	27	77
Interest on long-term debt	325	1,000	2,102	3,000
Total interest expense	5,404	6,613	17,260	20,862

Net interest income	33,046	33,095	98,371	98,547
Provision for loan losses	2,919	2,515	6,504	10,222
Net interest income after provision for loan losses	30,127	30,580	91,867	88,325

Noninterest income:
Service charges on deposit accounts	6,038	6,681	17,865	18,999
Gains on sales of loans, net	660	438	1,982	1,166
Trust income	1,734	1,597	5,169	4,790
Loan related fees	631	250	2,528	1,609
Bank owned life insurance	462	433	1,321	1,269
Securities gains	0	0	819	0
Other noninterest income	1,313	1,543	4,330	4,440
Total noninterest income	10,838	10,942	34,014	32,273

Noninterest expense:
Officer salaries and employee benefits	3,048	2,087	7,727	6,597
Other salaries and employee benefits	10,237	10,153	30,773	30,444
Occupancy, net	1,969	2,013	5,681	6,043
Equipment	957	1,008	2,870	2,781
Data processing	1,644	1,550	4,771	4,992
Bank franchise tax	1,130	1,120	3,413	3,403
Legal fees	522	631	1,619	2,131
Professional fees	411	285	1,056	970
FDIC insurance	643	591	1,913	2,554
Other real estate owned provision and expense	1,123	1,465	2,672	4,497
Other noninterest expense	4,129	4,924	13,216	15,108
Total noninterest expense	25,813	25,827	75,711	79,520

Income before income taxes	15,152	15,695	50,170	41,078
Income taxes	4,943	5,030	15,860	12,139
Net income	10,209	10,665	34,310	28,939

Other comprehensive income:
Unrealized holding gains on securities available-for-sale:
Unrealized holding gains arising during the period	3,337	4,093	7,505	9,702
Less: Reclassification adjustments for realized gains included in net income	0	0	(819)	0
Tax expense	1,168	1,432	2,340	3,395
Other comprehensive income, net of tax	2,169	2,661	4,346	6,307
Comprehensive income	$12,378	$13,326	$38,656	$35,246

Basic earnings per share	$0.66	$0.70	$2.22	$1.89
Diluted earnings per share	$0.66	$0.70	$2.21	$1.89

Weighted average shares outstanding-basic	15,491	15,318	15,450	15,307
Weighted average shares outstanding-diluted	15,555	15,339	15,501	15,331

Dividends declared per share	$0.315	$0.310	$0.935	$0.920

See notes to condensed consolidated financial statements.

Community Trust Bancorp, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended
	September 30
(in thousands)	2012	2011
Cash flows from operating activities:
Net income	$34,310	$28,939
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,212	3,123
Deferred taxes	(2,340)	(3,373)
Stock-based compensation	443	499
Excess tax benefits of stock-based compensation	495	(32)
Provision for loan losses	6,504	10,222
Write-downs of other real estate owned and other repossessed assets	899	2,890
Gains on sale of mortgage loans held for sale	(1,982)	(1,166)
Gains on sales of securities	(819)	0
Losses on sale of assets, net	101	80
Proceeds from sale of mortgage loans held for sale	89,015	53,986
Funding of mortgage loans held for sale	(87,268)	(53,191)
Amortization of securities premiums and discounts, net	4,143	2,430
Change in cash surrender value of bank owned life insurance	(1,063)	(1,051)
Death benefits received on bank owned life insurance	0	79
Mortgage servicing rights:
Fair value adjustments	511	1,139
New servicing assets created	(510)	(378)
Changes in:
Other assets	456	508
Other liabilities	11,088	27,492
Net cash provided by operating activities	57,195	72,196

Cash flows from investing activities:
Certificates of deposit in other banks:
Maturity of certificates of deposit	3,117	1,483
Securities available-for-sale (AFS):
Purchase of AFS securities	(216,143)	(188,002)
Proceeds from prepayments and maturities of AFS securities	113,648	70,341
Proceeds from the sales of AFS securities	12,025	0
Change in loans, net	(9,118)	(2,666)
Purchase of premises and equipment	(3,823)	(2,806)
Proceeds from sale of premises and equipment	103	39
Additional investment in Federal Reserve Bank stock	(2)	(449)
Proceeds from sale of other real estate and other repossessed assets	7,915	6,437
Additional investment in other real estate and other repossessed assets	(527)	(254)
Additional investment in bank owned life insurance	0	(2,458)
Net cash used in investing activities	(92,805)	(118,335)

Cash flows from financing activities:
Change in deposits, net	33,485	102,705
Change in repurchase agreements, federal funds purchased, and other short-term borrowings, net	(2,949)	47,390
Advances from Federal Home Loan Bank	0	571
Payments on advances from Federal Home Loan Bank	(20,137)	(151)
Issuance of common stock	4,099	1,009
Excess tax benefits of stock-based compensation	(495)	32
Dividends paid	(14,333)	(13,994)
Net cash provided by (used in) financing activities	(330)	137,562
Net increase (decrease) in cash and cash equivalents	(35,940)	91,423
Cash and cash equivalents at beginning of period	238,481	158,983
Cash and cash equivalents at end of period	$202,541	$250,406

Supplemental disclosures:
Income taxes paid	$11,325	$8,380
Interest paid	14,303	18,841
Non-cash activities:
Loans to facilitate the sale of other real estate and other repossessed assets	2,897	1,375
Common stock dividends accrued, paid in subsequent quarter	4,882	4,749
Real estate acquired in settlement of loans	10,540	25,551

See notes to condensed consolidated financial statements.

Community Trust Bancorp, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1 - Summary of Significant Accounting Policies

In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments (which consist of normal recurring accruals) necessary, to present fairly the condensed consolidated financial position as of September 30, 2012, the results of operations for the three and nine months ended September 30, 2012 and 2011, and the cash flows for the nine months ended September 30, 2012 and 2011.  In accordance with accounting principles generally accepted in the United States of America for interim financial information, these statements do not include certain information and footnote disclosures required by accounting principles generally accepted in the United States of America for complete annual financial statements.  The results of operations for the three and nine months ended September 30, 2012 and 2011, and the cash flows for the nine months ended September 30, 2012 and 2011, are not necessarily indicative of the results to be expected for the full year.  The condensed consolidated balance sheet as of December 31, 2011 has been derived from the audited consolidated financial statements of Community Trust Bancorp, Inc. (“CTBI”) for that period.  For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2011, included in our annual report on Form 10-K.

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

Testing Goodwill for Impairment – In September 2011, the FASB issued ASU No. 2011-08, Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment.  The amendments in this ASU will allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test.  Under these amendments, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount.  The amendments include a number of events and circumstances for an entity to consider in conducting the qualitative assessment.  ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  Adoption of this ASU did not have a material effect on our consolidated financial statements.

In July 2012, the FASB issued ASU 2012-02, Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment.  Under these amendments, an entity would not be required to calculate the fair value of an indefinite-lived intangible asset unless the entity determines, based on qualitative assessment, that it is not more likely than not that the indefinite-lived intangible asset is impaired.  The amendments include a number of events and circumstances for an entity to consider in conducting the qualitative assessment.  ASU 2012-02 is effective for annual and interim indefinite-lived intangible asset impairment tests performed for fiscal years beginning after September 15, 2012.  Early adoption is permitted.  CTBI will adopt this ASU by the date required and does not anticipate that it will have a material effect on our consolidated financial statements.

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

Historical loss rates for loans are adjusted for significant factors that, in management’s judgment, reflect the impact of any current conditions on loss recognition.  We generally review the historical loss rates over eight quarters and four quarters on a rolling average basis.  Factors that we consider include delinquency trends, current economic conditions and trends, strength of supervision and administration of the loan portfolio, levels of underperforming loans, level of recoveries to prior year’s charge-offs, trend in loan losses, industry concentrations and their relative strengths, amount of unsecured loans and underwriting exceptions.  Based upon management’s judgment, “best case,” “worst case,” and “most likely” scenarios are determined.  The total of each of these weighted factors is then applied against the applicable portion of the portfolio and the ALLL is adjusted accordingly to approximate the most likely scenario.  Management continually reevaluates the other subjective factors included in its ALLL analysis.  During the most recent analysis, management increased several of these subjective factors including trends in past dues, trends in losses, and current economic and regulatory conditions impacting business and individual customers in our geographic markets.  The cumulative effect of all of the changes increased the amount calculated for our “most likely” scenario by $3.2 million at September 30, 2012.

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

Note 2 – Stock-Based Compensation

CTBI’s compensation expense related to stock option grants was $59 thousand and $72 thousand for the nine months ended September 30, 2012 and 2011, respectively.  Restricted stock expense for the first nine months of 2012 and 2011 was $475 thousand and $517 thousand, respectively, including $91 thousand and $90 thousand, respectively, in dividends paid for each quarter.  As of September 30, 2012, there was a total of $26 thousand of unrecognized compensation expense related to unvested stock option awards that will be recognized as expense as the awards vest over a weighted average period of 0.5 years and a total of $1.3 million of unrecognized compensation expense related to restricted stock grants that will be recognized as expense as the awards vest over a weighted average period of 1.5 years.

There were no shares of restricted stock granted during the three months ended September 30, 2012 and 2011, and 331 shares and 45,452 shares granted during the nine months ended September 30, 2012 and 2011, respectively.  The restrictions on the restricted stock for 2012 and 2011 will lapse over four years and at the end of five years, respectively.  However, in the event of a change in control of CTBI or the death of the participant, the restrictions will lapse.  In the event of the disability of the participant, the restrictions will lapse on a pro rata basis. The Compensation Committee of the Board of Directors will have discretion to review and revise restrictions applicable to a participant’s restricted stock in the event of the participant’s retirement.  There were no options granted to purchase shares of CTBI common stock during the nine months ended September 30, 2012 or 2011.

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

The amortized cost and fair value of securities at September 30, 2012 are summarized as follows:

Available-for-Sale

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury and government agencies	$26,139	$516	$0	$26,655
State and political subdivisions	99,766	5,627	(29)	105,364
U.S. government sponsored agency mortgage-backed securities	437,391	15,472	(132)	452,731
Total debt securities	563,296	21,615	(161)	584,750
Marketable equity securities	35,582	1,101	(203)	36,480
Total available-for-sale securities	$598,878	$22,716	$(364)	$621,230

Held-to-Maturity

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury and government agencies	$480	$1	$0	$481
State and political subdivisions	1,182	1	0	1,183
Total held-to-maturity securities	$1,662	$2	$0	$1,664

The amortized cost and fair value of securities as of December 31, 2011 are summarized as follows:

Available-for-Sale

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury and government agencies	$32,077	$1,171	$0	$33,248
State and political subdivisions	68,358	3,816	(30)	72,144
U.S. government sponsored agency mortgage-backed securities	390,714	10,186	(57)	400,843
Total debt securities	491,149	15,173	(87)	506,235
Marketable equity securities	20,582	718	(137)	21,163
Total available-for-sale securities	$511,731	$15,891	$(224)	$527,398

Held-to-Maturity

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury and government agencies	$480	$0	$(1)	$479
State and political subdivisions	1,182	0	0	1,182
Total held-to-maturity securities	$1,662	$0	$(1)	$1,661

The amortized cost and fair value of securities at September 30, 2012 by contractual maturity are shown below.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale		Held-to-Maturity
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$6,598	$6,688	$0	$0
Due after one through five years	21,375	22,377	0	0
Due after five through ten years	64,291	67,275	1,662	1,664
Due after ten years	33,641	35,679	0	0
U.S. government sponsored agency mortgage-backed securities	437,391	452,731	0	0
Total debt securities	563,296	584,750	1,662	1,664
Marketable equity securities	35,582	36,480	0	0
Total securities	$598,878	$621,230	$1,662	$1,664

As of September 30, 2012, there was a combined gain of $819 thousand due to the sale of two agency securities.  A pre-tax gain of $885 thousand and a pre-tax loss of $66 thousand were realized as of September 30, 2012.  There were no gains or losses during the nine months ended September 30, 2011.

The amortized cost of securities pledged as collateral, to secure public deposits and for other purposes, was $233.7 million at September 30, 2012 and $198.6 million at December 31, 2011.

The amortized cost of securities sold under agreements to repurchase amounted to $238.8 million at September 30, 2012 and $217.2 million at December 31, 2011.

Certain investments in debt and marketable equity securities are reported in the financial statements at amounts less than their historical costs.  CTBI evaluates its investment portfolio on a quarterly basis for impairment.  The analysis performed as of September 30, 2012 indicates that all impairment is considered temporary, market driven, and not credit-related. The percentage of total investments with unrealized losses as of September 30, 2012 was 3.4% compared to 4.8% as of December 31, 2011.  The following tables provide the amortized cost, gross unrealized losses, and fair market value, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position as of September 30, 2012 that are not deemed to be other-than-temporarily impaired.

Available-for-Sale

(in thousands)	Amortized Cost	Gross Unrealized Losses	Fair Value
Less Than 12 Months
State and political subdivisions	$4,615	$(29)	$4,586
U.S. government sponsored agency mortgage-backed securities	16,617	(132)	16,485
Total debt securities	21,232	(161)	21,071
Total <12 months temporarily impaired AFS securities	21,232	(161)	21,071

12 Months or More
Marketable equity securities	329	(203)	126
Total ≥12 months temporarily impaired AFS securities	329	(203)	126

Total
State and political subdivisions	4,615	(29)	4,586
U.S. government sponsored agency mortgage-backed securities	16,617	(132)	16,485
Total debt securities	21,232	(161)	21,071
Marketable equity securities	329	(203)	126
Total temporarily impaired AFS securities	$21,561	$(364)	$21,197

As of September 30, 2012, there were no held-to-maturity securities with unrealized losses.

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

Available-for-Sale

(in thousands)	Amortized Cost	Gross Unrealized Losses	Fair Value
Less Than 12 Months
State and political subdivisions	$6,173	$(25)	$6,148
U.S. government sponsored agency mortgage-backed securities	17,900	(57)	17,843
Total debt securities	24,073	(82)	23,991
Total <12 months temporarily impaired AFS securities	24,073	(82)	23,991

12 Months or More
State and political subdivisions	613	(5)	608
Total debt securities	613	(5)	608
Marketable equity securities	329	(137)	192
Total ≥12 months temporarily impaired AFS securities	942	(142)	800

Total
State and political subdivisions	6,786	(30)	6,756
U.S. government sponsored agency mortgage-backed securities	17,900	(57)	17,843
Total debt securities	24,686	(87)	24,599
Marketable equity securities	329	(137)	192
Total temporarily impaired AFS securities	$25,015	$(224)	$24,791

Held-to-Maturity

(in thousands)	Amortized Cost	Gross Unrealized Losses	Fair Value
Less Than 12 Months
U.S. Treasury and government agencies	$480	$(1)	$479
Total temporarily impaired HTM securities	$480	$(1)	$479

Note 4 – Loans

Major classifications of loans, net of unearned income and deferred loan origination costs, are summarized as follows:

(in thousands)	September 30 2012	December 31 2011
Commercial construction	$115,091	$120,577
Commercial secured by real estate	820,925	798,887
Equipment lease financing	10,167	9,706
Commercial other	379,308	374,597
Real estate construction	54,431	53,534
Real estate mortgage	664,329	650,075
Home equity	82,724	84,841
Consumer direct	126,005	123,949
Consumer indirect	298,557	340,382
Total loans	$2,551,537	$2,556,548

CTBI has segregated and evaluates its loan portfolio through nine portfolio segments. The nine segments are commercial construction, commercial secured by real estate, equipment lease financing, commercial other, real estate construction, real estate mortgage, home equity, consumer direct, and consumer indirect.  CTBI serves customers in small and mid-sized communities in eastern, northeastern, central, and south central Kentucky, southern West Virginia, and northeastern Tennessee.  Therefore, CTBI’s exposure to credit risk is significantly affected by changes in these communities.

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

Not included in the loan balances above were loans held for sale in the amount of $0.8 million at September 30, 2012 and $0.5 million at December 31, 2011.  The amount of capitalized fees and costs under ASC 310-20, included in the above loan totals were $0.6 million and $0.7 million at September 30, 2012 and December 31, 2011, respectively.

CTBI acquired loans through the acquisition of First National Bank of LaFollette in the fourth quarter 2010.  At acquisition, the transferred loans with evidence of deterioration of credit quality since origination were not significant; therefore, none of the loans acquired were accounted for under the guidance in ASC 310-30.

Credit discounts representing principal losses expected over the life of the loans are a component of the initial fair value for purchased loans acquired that are not deemed impaired at acquisition.  Accordingly, an allowance for credit losses related to these loans is not carried over and recorded at the acquisition date.  Subsequent to the acquisition date, the methods used to estimate the required allowance for credit losses for these loans is similar to originated loans; however, CTBI records a provision for loan losses only when the required allowance exceeds any remaining credit discounts.  During the third quarter, the credit portion of the purchase accounting allocation was exhausted leaving only the premium paid for market rate adjustments to be amortized over the life of the remaining loans.  The carrying amounts of those loans included in the balance sheet are $74.0 million and $88.5 million at September 30, 2012 and December 31, 2011, respectively.  Provision expense charged to income during the quarter as a result of this change was $0.6 million.

Changes in accretable yield for the nine months ended September 30, 2012 and the year ended December 31, 2011 are as follows:

(in thousands)	September 30 2012	December 31 2011
Beginning balance	$720	$2,995
Accretion	(580)	(1,067)
Disposals	(140)	(1,208)
Ending balance	$0	$720

Refer to note 1 to the condensed consolidated financial statements for further information regarding our nonaccrual policy.  Nonaccrual loans segregated by class of loans were as follows:

(in thousands)	September 30 2012	December 31 2011
Commercial:
Commercial construction	$7,200	$7,029
Commercial secured by real estate	5,741	9,810
Commercial other	1,823	3,914

Residential:
Real estate construction	315	607
Real estate mortgage	2,762	4,204
Home equity	257	189
Total nonaccrual loans	$18,098	$25,753

The following tables present CTBI’s loan portfolio aging analysis, segregated by class, as of September 30, 2012 and December 31, 2011:

	September 30, 2012
(in thousands)	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Current	Total Loans	90+ and Accruing*
Commercial:
Commercial construction	$761	$0	$8,187	$8,948	$106,143	$115,091	$1,125
Commercial secured by real estate	3,954	2,197	11,363	17,514	803,411	820,925	5,741
Equipment lease financing	0	0	0	0	10,167	10,167	0
Commercial other	1,798	194	5,368	7,360	371,948	379,308	3,977
Residential:
Real estate construction	212	75	607	894	53,537	54,431	292
Real estate mortgage	1,914	4,186	5,877	11,977	652,352	664,329	3,932
Home equity	1,270	175	584	2,029	80,695	82,724	353
Consumer:
Consumer direct	1,710	342	109	2,161	123,844	126,005	109
Consumer indirect	2,542	676	400	3,618	294,939	298,557	399
Total	$14,161	$7,845	$32,495	$54,501	$2,497,036	$2,551,537	$15,928

	December 31, 2011
(in thousands)	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Current	Total Loans	90+ and Accruing*
Commercial:
Commercial construction	$362	$33	$10,171	$10,566	$110,011	$120,577	$3,292
Commercial secured by real estate	4,566	2,978	11,998	19,542	779,345	798,887	3,969
Equipment lease financing	0	0	0	0	9,706	9,706	0
Commercial other	2,286	688	2,504	5,478	369,119	374,597	619
Residential:
Real estate construction	305	91	622	1,018	52,516	53,534	16
Real estate mortgage	2,067	4,974	6,547	13,588	636,487	650,075	2,719
Home equity	968	312	482	1,762	83,079	84,841	346
Consumer:
Consumer direct	1,723	171	71	1,965	121,984	123,949	71
Consumer indirect	2,684	755	483	3,922	336,460	340,382	483
Total	$14,961	$10,002	$32,878	$57,841	$2,498,707	$2,556,548	$11,515

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

The following tables present the credit risk profile of CTBI’s commercial loan portfolio based on rating category and payment activity, segregated by class of loans, as of September 30, 2012 and December 31, 2011:

(in thousands)	Commercial Construction	Commercial Secured by Real Estate	Commercial Other	Equipment Leases	Total
September 30, 2012
Pass	$86,482	$672,486	$321,901	$10,167	$1,091,036
Watch	13,041	80,318	40,005	0	133,364
OAEM	1,067	19,798	4,093	0	24,958
Substandard	7,301	42,792	11,884	0	61,977
Doubtful	7,200	5,531	1,425	0	14,156
Total	$115,091	$820,925	$379,308	$10,167	$1,325,491

December 31, 2011
Pass	$85,886	$643,312	$323,471	$9,706	$1,062,375
Watch	17,721	78,611	38,185	0	134,517
OAEM	1,379	21,087	1,668	0	24,134
Substandard	8,783	46,238	7,364	0	62,385
Doubtful	6,808	9,639	3,909	0	20,356
Total	$120,577	$798,887	$374,597	$9,706	$1,303,767

The following tables present the credit risk profile of the CTBI’s residential real estate and consumer loan portfolios based on performing or nonperforming status, segregated by class, as of September 30, 2012 and December 31, 2011:

(in thousands)	Real Estate Construction	Real Estate Mortgage	Home Equity	Consumer Direct	Consumer Indirect	Total
September 30, 2012
Performing	$53,824	$657,635	$82,114	$125,896	$298,158	$1,217,627
Nonperforming (1)	607	6,694	610	109	399	8,419
Total	$54,431	$664,329	$82,724	$126,005	$298,557	$1,226,046

December 31, 2011
Performing	$52,911	$643,152	$84,306	$123,878	$339,899	$1,244,146
Nonperforming (1)	623	6,923	535	71	483	8,635
Total	$53,534	$650,075	$84,841	$123,949	$340,382	$1,252,781

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

The following table presents impaired loans, the average investment in impaired loans, and interest income recognized on impaired loans for the periods ended September 30, 2012, December 31, 2011, and September 30, 2011:

	September 30, 2012
(in thousands)	Recorded Balance	Unpaid Contractual Principal Balance	Specific Allowance
Loans without a specific valuation allowance:
Commercial construction	$3,032	$3,032	$0
Commercial secured by real estate	34,099	34,586	0
Commercial other	11,643	13,819	0
Real estate mortgage	666	667	0

Loans with a specific valuation allowance:
Commercial construction	7,070	8,298	2,321
Commercial secured by real estate	3,406	3,530	938
Commercial other	975	2,295	315

Totals:
Commercial	60,225	65,560	3,574
Residential	666	667	0
Total	$60,891	$66,227	$3,574

	Three Months Ended		Nine Months Ended
	September 30, 2012		September 30, 2012
(in thousands)	Average Investment in Impaired Loans	*Interest Income Recognized	Average Investment in Impaired Loans	*Interest Income Recognized
Loans without a specific valuation allowance:
Commercial construction	$3,034	$32	$4,072	$90
Commercial secured by real estate	34,229	291	35,566	976
Commercial other	11,756	108	10,348	167
Real estate mortgage	668	10	409	18

Loans with a specific valuation allowance:
Commercial construction	7,355	0	6,881	0
Commercial secured by real estate	3,436	0	3,293	0
Commercial other	977	0	1,582	0

Commercial	60,787	431	61,742	1,233
Residential	668	10	409	18
Total	$61,455	$441	$62,151	$1,251

	December 31, 2011
(in thousands)	Recorded Balance	Unpaid Contractual Principal Balance	Specific Allowance	Average Investment in Impaired Loans	*Interest Income Recognized
Loans without a specific valuation allowance:
Commercial construction	$4,778	$4,778	$0	$8,992	$252
Commercial secured by real estate	27,811	29,765	0	31,480	1,543
Commercial other	1,770	2,501	0	3,392	143
Real estate construction	27	27	0	19	1
Real estate mortgage	82	82	0	84	5
Consumer direct	93	93	0	82	9
Consumer indirect	112	112	0	99	12

Loans with a specific valuation allowance:
Commercial construction	5,794	6,643	2,203	7,681	0
Commercial secured by real estate	3,525	3,669	1,156	4,747	23
Commercial other	3,432	6,022	1,310	5,071	22

Totals:
Commercial	47,110	53,378	4,669	61,363	1,983
Residential	109	109	0	103	6
Consumer	205	205	0	181	21
Total	$47,424	$53,692	$4,669	$61,647	$2,010

	September 30, 2011
(in thousands)	Recorded Balance	Unpaid Contractual Principal Balance	Specific Allowance
Loans without a specific valuation allowance:
Commercial construction	$5,748	$5,748	$0
Commercial secured by real estate	31,308	32,483	0
Commercial other	2,996	3,091	0
Real estate construction	28	28	0
Real estate mortgage	83	83	0
Consumer direct	78	78	0
Consumer indirect	121	121	0

Loans with a specific valuation allowance:
Commercial construction	9,247	10,756	3,714
Commercial secured by real estate	4,619	4,754	1,826
Commercial other	1,793	4,373	765

Totals:
Commercial	55,711	61,205	6,305
Residential	111	111	0
Consumer	199	199	0
Total	$56,021	$61,515	$6,305

	Three Months Ended		Nine Months Ended
	September 30, 2011		September 30, 2011
(in thousands)	Average Investment in Impaired Loans	*Interest Income Recognized	Average Investment in Impaired Loans	*Interest Income Recognized
Loans without a specific valuation allowance:
Commercial construction	$5,733	$76	$9,239	$193
Commercial secured by real estate	30,910	666	31,901	1,239
Commercial other	3,129	38	3,677	126
Real estate construction	28	0	19	1
Real estate mortgage	83	1	84	4
Consumer direct	79	2	78	6
Consumer indirect	124	3	101	8

Loans with a specific valuation allowance:
Commercial construction	9,440	0	8,614	0
Commercial secured by real estate	4,632	0	5,025	23
Commercial other	1,873	0	4,666	0

Commercial	55,717	780	63,122	1,581
Residential	111	1	103	5
Consumer	203	5	179	14
Total	$56,031	$786	$63,404	$1,600

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

During 2012, certain loans were modified in troubled debt restructurings, where economic concessions were granted to borrowers consisting of reductions in the interest rates, payment extensions, forgiveness of principal, and forbearances.  Presented below, segregated by class of loans, are troubled debt restructurings that occurred during the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended September 30, 2012
(in thousands)	Number of Loans	Post-Modification Outstanding Balance	Net Charge-offs Resulting from Modification
Commercial:
Commercial construction	0	$0	$0
Commercial secured by real estate	2	666	0
Commercial other	2	50	0
Residential:
Real estate mortgage	1	391	0
Total troubled debt restructurings	5	$1,107	$0

	Nine Months Ended September 30, 2012
(in thousands)	Number of Loans	Post-Modification Outstanding Balance	Net Charge-offs Resulting from Modification
Commercial:
Commercial construction	5	$557	$0
Commercial secured by real estate	8	4,078	0
Commercial other	13	1,116	0
Residential:
Real estate mortgage	1	391	0
Total troubled debt restructurings	27	$6,142	$0

	Three Months Ended September 30, 2011
(in thousands)	Number of Loans	Post-Modification Outstanding Balance	Net Charge-offs Resulting from Modification
Commercial:
Commercial construction	5	$138	$0
Commercial secured by real estate	7	6,949	0
Commercial other	1	3	1
Total troubled debt restructurings	13	$7,090	$1

	Nine Months Ended September 30, 2011
(in thousands)	Number of Loans	Post-Modification Outstanding Balance	Net Charge-offs Resulting from Modification
Commercial:
Commercial construction	7	$3,372	$0
Commercial secured by real estate	17	17,626	0
Commercial other	9	1,977	1
Total troubled debt restructurings	33	$22,975	$1

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

(in thousands)	Three Months Ended September 30, 2012		Nine Months Ended September 30, 2012
	Number of Loans	Recorded Balance	Number of Loans	Recorded Balance
Commercial:
Commercial construction	0	$0	0	$0
Commercial secured by real estate	2	376	6	800
Commercial other	2	66	8	112
Total defaulted restructured loans	4	$442	14	$912

	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2011		September 30, 2011
	Number of Loans	Recorded Balance	Number of Loans	Recorded Balance
Commercial:
Commercial construction	2	$3,913	2	$3,913
Commercial secured by real estate	0	0	0	0
Commercial other	0	0	2	83
Total defaulted restructured loans	2	$3,913	4	$3,996

The following tables present the activity in the allowance for loan losses and the recorded investment in loans based on portfolio class and impairment method for the periods ended September 30, 2012 and 2011:

	Three Months Ended September 30, 2012
(in thousands)	Commercial Construction	Commercial Secured by Real Estate	Commercial Other	Equipment Lease Financing	Real Estate Construction	Real Estate Mortgage	Home Equity	Consumer Direct	Consumer Indirect	Total
Allowance for loan losses
Beginning balance	$3,931	$13,262	$5,487	$142	$390	$4,472	$574	$857	$4,019	$33,134
Provision charged to expense	1,249	698	529	(5)	(8)	407	26	(19)	42	2,919
Losses charged off	787	658	766	0	18	411	41	173	810	3,664
Recoveries	67	87	184	0	3	17	0	122	320	800
Ending balance	$4,460	$13,389	$5,434	$137	$367	$4,485	$559	$787	$3,571	$33,189

Ending balance:
Individually evaluated for impairment	$2,321	$938	$315	$0	$0	$0	$0	$0	$0	$3,574
Collectively evaluated for impairment	$2,139	$12,451	$5,119	$137	$367	$4,485	$559	$787	$3,571	$29,615

Loans
Ending balance:
Individually evaluated for impairment	$10,102	$37,505	$12,618	$0	$0	$666	$0	$0	$0	$60,891
Collectively evaluated for impairment	$104,989	$783,420	$366,690	$10,167	$54,431	$663,663	$82,724	$126,005	$298,557	$2,490,646

	Nine Months Ended September 30, 2012
(in thousands)	Commercial Construction	Commercial Secured by Real Estate	Commercial Other	Equipment Lease Financing	Real Estate Construction	Real Estate Mortgage	Home Equity	Consumer Direct	Consumer Indirect	Total
Allowance for loan losses
Beginning balance	$4,023	$11,753	$5,608	$112	$354	$4,302	$562	$917	$5,540	$33,171
Provision charged to expense	1,500	3,148	1,454	25	189	892	119	(67)	(756)	6,504
Losses charged off	1,262	1,645	2,161	0	189	833	123	522	2,262	8,997
Recoveries	199	133	533	0	13	124	1	459	1,049	2,511
Ending balance	$4,460	$13,389	$5,434	$137	$367	$4,485	$559	$787	$3,571	$33,189

Ending balance:
Individually evaluated for impairment	$2,321	$938	$315	$0	$0	$0	$0	$0	$0	$3,574
Collectively evaluated for impairment	$2,139	$12,451	$5,119	$137	$367	$4,485	$559	$787	$3,571	$29,615

Loans
Ending balance:
Individually evaluated for impairment	$10,102	$37,505	$12,618	$0	$0	$666	$0	$0	$0	$60,891
Collectively evaluated for impairment	$104,989	$783,420	$366,690	$10,167	$54,431	$663,663	$82,724	$126,005	$298,557	$2,490,646

	Three Months Ended September 30, 2011
(in thousands)	Commercial Construction	Commercial Secured by Real Estate	Commercial Other	Equipment Lease Financing	Real Estate Construction	Real Estate Mortgage	Home Equity	Consumer Direct	Consumer Indirect	Total
Allowance for loan losses
Beginning balance	$4,637	$13,202	$5,452	$123	$296	$3,938	$514	$1,067	$5,923	$35,152
Provision charged to expense	1,162	(134)	366	0	261	692	56	(6)	118	2,515
Losses charged off	304	369	856	0	244	566	44	261	716	3,360
Recoveries	16	27	127	0	6	17	7	141	351	692
Ending balance	$5,511	$12,726	$5,089	$123	$319	$4,081	$533	$941	$5,676	$34,999

Ending balance:
Individually evaluated for impairment	$3,714	$1,826	$765	$0	$0	$0	$0	$0	$0	$6,305
Collectively evaluated for impairment	$1,797	$10,900	$4,324	$123	$319	$4,081	$533	$941	$5,676	$28,694

Loans
Ending balance:
Individually evaluated for impairment	$14,995	$35,927	$4,789	$0	$28	$83	$0	$78	$121	$56,021
Collectively evaluated for impairment	$106,147	$770,251	$372,101	$10,765	$50,422	$644,696	$84,173	$124,363	$354,618	$2,517,536

	Nine Months Ended September 30, 2011
(in thousands)	Commercial Construction	Commercial Secured by Real Estate	Commercial Other	Equipment Lease Financing	Real Estate Construction	Real Estate Mortgage	Home Equity	Consumer Direct	Consumer Indirect	Total
Allowance for loan losses
Beginning balance	$4,332	$12,327	$7,392	$148	$271	$2,982	$407	$1,169	$5,777	$34,805
Provision charged to expense	1,958	2,858	1,039	(25)	347	2,247	282	70	1,446	10,222
Losses charged off	808	2,582	3,691	0	319	1,217	171	670	2,630	12,088
Recoveries	29	123	349	0	20	69	15	372	1,083	2,060
Ending balance	$5,511	$12,726	$5,089	$123	$319	$4,081	$533	$941	$5,676	$34,999

Ending balance:
Individually evaluated for impairment	$3,714	$1,826	$765	$0	$0	$0	$0	$0	$0	$6,305
Collectively evaluated for impairment	$1,797	$10,900	$4,324	$123	$319	$4,081	$533	$941	$5,676	$28,694

Loans
Ending balance:
Individually evaluated for impairment	$14,995	$35,927	$4,789	$0	$28	$83	$0	$78	$121	$56,021
Collectively evaluated for impairment	$106,147	$770,251	$372,101	$10,765	$50,422	$644,696	$84,173	$124,363	$354,618	$2,517,536

Note 5 – Other Real Estate Owned

Activity for other real estate owned during the three and nine months ended September 30, 2012 and 2011 was as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
(in thousands)	2012	2011	2012	2011
Beginning balance of other real estate owned	$56,435	$46,791	$56,965	$42,935
New assets acquired	3,045	14,613	10,540	25,551
Capitalized costs	359	192	527	253
Fair value adjustments	(540)	(713)	(899)	(2,890)
Sale of assets	(3,196)	(2,879)	(11,030)	(7,845)
Ending balance of other real estate owned	$56,103	$58,004	$56,103	$58,004

Foreclosed properties at September 30, 2012 and 2011 were $55.6 million and $58.0 million, respectively.  Also included in other real estate owned are two properties totaling $0.6 million which were not acquired through foreclosure.  Carrying costs and fair value adjustments associated with foreclosed properties were $1.1 million and $1.5 million for the quarters ended September 30, 2012 and September 30, 2011.  Carrying costs and fair value adjustments for the nine months ended September 30, 2012 and 2011, respectively, were $2.7 million and $4.5 million.

Note 6 – Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 30		September 30
(in thousands except per share data)	2012	2011	2012	2011
Numerator:
Net income	$10,209	$10,665	$34,310	$28,939

Denominator:
Basic earnings per share:
Weighted average shares	15,491	15,318	15,450	15,307
Diluted earnings per share:
Effect of dilutive stock options	64	21	51	24
Adjusted weighted average shares	15,555	15,339	15,501	15,331

Earnings per share:
Basic earnings per share	$0.66	$0.70	$2.22	$1.89
Diluted earnings per share	0.66	0.70	2.21	1.89

Options to purchase 89,746 common shares were excluded from the diluted calculations above for both the three and nine months ended September 30, 2012, because the exercise prices on the options were greater than the average market price for the period.  Unvested restricted stock grants were also used in the calculation of diluted earnings per share based on the treasury method.   Options to purchase 356,205 and 323,755 common shares, respectively, were excluded from the diluted calculations above for the three and nine months ended September 30, 2011.

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

Recurring Measurements

The following tables present the fair value measurements of assets recognized in the accompanying balance sheets measured at fair value on a recurring basis as of September 30, 2012 and December 31, 2011 and indicates the level within the fair value hierarchy of the valuation techniques.

(in thousands)		Fair Value Measurements at September 30, 2012 Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets measured – recurring basis
Available-for-sale securities:
U.S. Treasury and government agencies	$26,655	$0	$26,655	$0
State and political subdivisions	105,364	0	105,364	0
U.S. government sponsored agency mortgage-backed securities	452,731	0	452,731	0
Marketable equity securities	36,480	36,269	0	211
Mortgage servicing rights	2,281	0	0	2,281

(in thousands)		Fair Value Measurements at December 31, 2011 Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets measured – recurring basis
Available-for-sale securities:
U.S. Treasury and government agencies	$33,248	$0	$33,248	$0
State and political subdivisions	72,144	0	72,144	0
U.S. government sponsored agency mortgage-backed securities	400,843	507	400,336	0
Marketable equity securities	21,163	20,675	277	211
Mortgage servicing rights	2,282	0	0	2,282

Following is a description of the valuation methodologies and inputs used for assets measured at fair value on a recurring basis and recognized in the accompanying balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy.  These valuation methodologies were applied to all of CTBI’s financial assets carried at fair value.  CTBI had no liabilities measured at fair value as of September 30, 2012 and December 31, 2011.  There have been no significant changes in the valuation techniques during the quarter ended September 30, 2012.  For assets classified within Level 3 of the fair value hierarchy, the process used to develop the reported fair value is described below.

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

Level 3 Reconciliation

Following is a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the accompanying balance sheet using significant unobservable (Level 3) inputs for three and nine months ended September 30, 2012 and 2011:

(in thousands)	Three Months Ended September 30, 2012		Nine Months Ended September 30, 2012
	Marketable Equity Securities	Mortgage Servicing Rights	Marketable Equity Securities	Mortgage Servicing Rights
Beginning balance	$211	$2,503	$211	$2,282
Total recognized gains (losses)
Included in net income	0	(257)	0	(85)
Issues	0	170	0	510
Settlements	0	(135)	0	(426)
Ending balance	$211	$2,281	$211	$2,281

Total gains (losses) for the period included in net income attributable to the change in unrealized gains or losses related to assets still held at the reporting date	$0	$(257)	$0	$(85)

(in thousands)	Three Months Ended September 30, 2011		Nine Months Ended September 30, 2011
	Marketable Equity Securities	Mortgage Servicing Rights	Marketable Equity Securities	Mortgage Servicing Rights
Beginning balance	$211	$3,029	$211	$3,161
Total recognized gains (losses)
Included in net income	0	(763)	0	(957)
Issues	0	127	0	378
Settlements	0	7	0	(182)
Ending balance	$211	$2,400	$211	$2,400

Total gains (losses) for the period included in net income attributable to the change in unrealized gains or losses related to assets still held at the reporting date	$0	$(763)	$0	$(957)

Realized and unrealized gains and losses for items reflected in the table above are included in net income in the consolidated statements of income as follows:

(in thousands)	Three Months Ended September 30, 2012		Nine Months Ended September 30, 2012
	Noninterest Income	Noninterest Expense	Noninterest Income	Noninterest Expense
Total gains	$(392)	$0	$(511)	$0

Nonrecurring Measurements

The following table presents the fair value measurements of assets recognized in the accompanying balance sheets measured at fair value on a nonrecurring basis as of September 30, 2012 and December 31, 2011 and indicates the level within the fair value hierarchy of the valuation techniques.

(in thousands)		Fair Value Measurements at September 30, 2012 Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets measured – nonrecurring basis
Impaired loans (collateral dependent)	$5,927	$0	$0	$5,927
Other real estate/assets owned	7,222	0	0	7,222

(in thousands)		Fair Value Measurements at December 31, 2011 Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets measured – nonrecurring basis
Impaired loans (collateral dependent)	$7,898	$0	$0	$7,898
Other real estate/assets owned	16,362	0	0	16,362

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

Loans considered impaired under ASC 310-35, Impairment of a Loan, are loans for which, based on current information and events, it is probable that the creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement.  Impaired loans are subject to nonrecurring fair value adjustments to reflect subsequent (1) partial write-downs that are based on the observable market price or current appraised value of the collateral or (2) the full charge-off of the loan carrying value.  Adjustments for the quarters ended September 30, 2012, December 31, 2011, and September 30, 2011 were $0.5 million, $2.1 million, and $0.5 million, respectively.

Other Real Estate Owned

In accordance with the provisions of ASC 360, Property, Plant, and Equipment, other real estate owned (OREO) is carried at the lower of fair value at acquisition date or current estimated fair value, less estimated cost to sell when the real estate is acquired.  Estimated fair value of OREO is based on appraisals or evaluations.  OREO is classified within Level 3 of the fair value hierarchy.  Long-lived assets are subject to nonrecurring fair value adjustments to reflect subsequent partial write-downs that are based on the observable market price or current appraised value of the collateral.  Fair value adjustments on other real estate/assets owned for the quarters ended September 30, 2012, December 31, 2011, and September 30, 2011 were $0.6 million, $3.7 million, and $0.7 million, respectively.

Appraisals of OREO are obtained when the real estate is acquired and subsequently as deemed necessary by the Chief Credit Officer.  Appraisers are selected from the list of approved appraisers maintained by management.

Unobservable (Level 3) Inputs

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements.

(in thousands)	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at September 30, 2012	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Marketable equity securities	$211	Discount cash flows, Market comparable	Offered quotes of underlying securities held as collateral	Not applicable

Mortgage servicing rights	$2,281	Discount cash flows, computer pricing model	Constant prepayment rate	15.4% - 24.8% (17.6%)
			Probability of default	1.27% - 4.85% (2.12%)
			Discount rate	Not applicable (10.5%)

Impaired loans (collateral-dependent)	$5,927	Market comparable properties	Marketability discount	5.0% - 10.0% (7.0%)

Other real estate/assets owned	$7,222	Market comparable properties	Comparability adjustments (%)	5.0% - 10.0% (6.0%)

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

Fair Value of Financial Instruments

The following table presents estimated fair value of CTBI’s financial instruments as of September 30, 2012 and indicates the level within the fair value hierarchy of the valuation techniques.

(in thousands)		Fair Value Measurements at September 30, 2012 Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$202,541	$202,541	$0	$0
Certificates of deposit in other banks	8,758	0	8,795	0
Securities available-for-sale	621,230	36,269	584,750	211
Securities held-to-maturity	1,662	0	1,662	0
Loans held for sale	771	788	0	0
Loans, net	2,518,348	0	0	2,540,421
Federal Home Loan Bank stock	25,673	0	25,673	0
Federal Reserve Bank stock	4,885	0	4,885	0
Accrued interest receivable	13,394	0	13,394	0
Mortgage servicing rights	2,281	0	0	2,281

Financial liabilities:
Deposits	$2,911,844	$599,984	$2,312,129	$0
Repurchase agreements	218,511	0	0	218,475
Federal funds purchased	8,821	0	8,821	0
Advances from Federal Home Loan Bank	1,472	0	1,774	0
Long-term debt	61,341	0	0	31,144
Accrued interest payable	5,127	0	5,127	0

Unrecognized financial instruments:
Letters of credit	$0	$0	$0	$0
Commitments to extend credit	0	0	0	0
Forward sale commitments	0	0	0	0

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

Overview

The following Management's Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand Community Trust Bancorp, Inc., our operations, and our present business environment.  The MD&A is provided as a supplement to—and should be read in conjunction with—our condensed consolidated financial statements and the accompanying notes contained in this quarterly report.  The MD&A includes the following sections:

❖	Our Business

❖	Results of Operations and Financial Condition

❖	Dividends

❖	Liquidity and Market Risk

❖	Interest Rate Risk

❖	Capital Resources

❖	Impact of Inflation, Changing Prices, and Economic Conditions

❖	Stock Repurchase Program

❖	Critical Accounting Policies and Estimates

Our Business

Community Trust Bancorp, Inc. (“CTBI”) is a bank holding company headquartered in Pikeville, Kentucky.  Currently, we own one commercial bank and one trust company.  Through our subsidiaries, we have eighty-one banking locations in eastern, northeastern, central, and south central Kentucky, southern West Virginia, and northeastern Tennessee, four trust offices across Kentucky, and one trust office in northeastern Tennessee.  At September 30, 2012, we had total consolidated assets of $3.6 billion and total consolidated deposits, including repurchase agreements, of $3.1 billion, making us the largest bank holding company headquartered in the Commonwealth of Kentucky.  Total shareholders’ equity at September 30, 2012 was $396.1 million.

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

Results of Operations and Financial Condition

For the quarter ended September 30, 2012, we reported earnings of $10.2 million, or $0.66 per basic share, compared to $10.7 million, or $0.70 per basic share, earned during the third quarter 2011 and $12.2 million, or $0.79 per basic share, earned during the second quarter 2012.  Earnings for the nine months ended September 30, 2012 were $34.3 million, or $2.22 per basic share, an 18.6% increase from the $28.9 million, or $1.89 per basic share earned during the first nine months of 2011.

3rd Quarter 2012 Highlights

❖
CTBI's basic earnings per share for the quarter decreased $0.04 per share from third quarter 2011 and $0.13 per share from second quarter 2012.  Year-to-date basic earnings per share, however, increased $0.33 per share from prior year.  The year-to-date increase in earnings was supported by increased noninterest income and decreased provision for loan loss and noninterest expense.

❖
Net interest income for the quarter decreased slightly from prior year third quarter but increased $0.7 million from prior quarter as our net interest margin declined 15 basis points and increased 3 basis points, respectively, for those time periods.  Year-to-date net interest income decreased $0.2 million as our net interest margin declined 20 basis points.

❖
Nonperforming loans at $34.0 million decreased $3.3 million from December 31, 2011 and $1.3 million from June 30, 2012.  Nonperforming assets at $89.6 million decreased $4.3 million from prior year-end and $1.6 million from prior quarter.

❖
Net loan charge-offs for the quarter ended September 30, 2012 were $2.9 million, or 0.45% of average loans annualized, compared to $2.7 million, or 0.41%, experienced for the third quarter 2011 and prior quarter’s $2.5 million, or 0.39%.  Year-to-date net charge-offs for the nine months ended September 30, 2012 were $6.5 million compared to $10.0 million for the nine months ended September 30, 2011.

❖
Our loan loss provision for the quarter increased $0.4 million from prior year third quarter and $0.5 million from prior quarter.  Our loan loss provision for the first nine months of 2012 was $3.7 million below the first nine months of 2011 as net charge-offs declined $3.5 million and loans declined $22.0 million.

❖
Our loan loss reserve as a percentage of total loans outstanding remained at 1.30% from December 31, 2011 and June 30, 2012 to September 30, 2012.  Our reserve coverage (allowance for loan loss reserve to nonperforming loans) at September 30, 2012 was 97.5% compared to 89.0% at December 31, 2011 and 93.8% at June 30, 2012.

❖
Noninterest income decreased 0.9% for the quarter ended September 30, 2012 compared to the same period in 2011 and 9.6% from prior quarter.  However, noninterest income for the first nine months of 2012 has increased 5.4% compared to the prior period as a result of increased gains on sales of loans, trust revenue, and loan related fees, as well as a $0.8 million net securities gain in the second quarter.

❖
Noninterest expense for the quarter ended September 30, 2012 decreased slightly from prior year third quarter but increased 6.9% from prior quarter.  Year-to-date noninterest expense decreased 4.8% from prior year as a result of decreases in FDIC insurance premiums, legal fees, other real estate owned expense, and repossession expense, partially offset by an increase in personnel expense.

❖	Our loan portfolio decreased $5.1 million from prior year-end but increased $4.1 million from prior quarter.

❖	Our investment portfolio increased $93.8 million from prior year-end but decreased $8.0 million from prior quarter.

❖	Deposits, including repurchase agreements, increased $34.8 million from prior year-end but declined $12.2 million from prior quarter.

❖	Our tangible common equity/tangible assets ratio remains strong at 9.22%.

Income Statement Review

(dollars in thousands)			Change 2012 vs. 2011
Quarter Ended September 30	2012	2011	Amount	Percent
Net interest income	$33,046	$33,095	$(49)	(0.1)%
Provision for loan losses	2,919	2,515	404	16.1
Noninterest income	10,838	10,942	(104)	(0.9)
Noninterest expense	25,813	25,827	(14)	(0.1)
Income taxes	4,943	5,030	(87)	(1.7)
Net income	$10,209	$10,665	$(456)	(4.3)%

Average earning assets	$3,371,420	$3,232,322	$139,098	4.3%

Yield on average earnings assets	4.59%	4.92%	(0.33)%	(6.7)%
Cost of interest bearing funds	0.82%	1.03%	(0.21)%	(20.2)%

Net interest margin	3.96%	4.11%	(0.15)%	(3.8)%

Net Interest Income

Net interest income for the quarter decreased slightly from prior year but increased $0.7 million from prior quarter with average earning assets increasing 4.3% and 0.5% and our net interest margin declining 15 basis points and increasing 3 basis points for the same periods.  The yield on average earning assets decreased 33 basis points from prior year third quarter and 6 basis points from prior quarter.  Loans represented 75.4% of our average earning assets for the quarter ended September 30, 2012 compared to 79.7% for the quarter ended September 30, 2011 and 75.8% for the quarter ended June 30, 2012.  The cost of interest bearing funds decreased 21 basis points from prior year third quarter and 10 basis points from prior quarter.  Net interest income for the first nine months of 2012 decreased 0.2% as our net interest margin declined 20 basis points and average earning assets increased 5.0%.  The increased cost of our Hoops CD product resulting from the University of Kentucky’s national championship win increased our cost of interest bearing funds and decreased our net interest margin by approximately 7 basis points during the second quarter and 6 basis points in the third quarter 2012.  The fourth quarter 2012 impact is expected to be 2 basis points as the CDs begin to mature.  The impact to the net interest margin for the year 2012 as a result of the rate increase is expected to be approximately 4 basis points.  The third quarter 2012 decrease in our net interest margin was partially offset by a decrease in the coupon rate of our junior subordinated debentures which positively impacted our net interest margin by 5 basis points.  On June 1, 2012, the coupon rate of our $61.3 million junior subordinated debentures was reset from a fixed rate of 6.52% to a quarterly adjustable rate of 2.06%.  On September 1, 2012, the rate adjusted to 2.01%.  This rate is based on the three-month LIBOR rate plus 1.59%.

Provision for Loan Losses

The provision for loan losses that was added to the allowance for the third quarter 2012 was $2.9 million compared to $2.5 million in the third quarter 2011.  Year-to-date allocations to the reserve were $6.5 million at September 30, 2012 compared to $10.2 million at September 30, 2011.  This provision represented a charge against current earnings in order to maintain the allowance at an appropriate level determined using the accounting estimates described in the Critical Accounting Policies and Estimates section.

Noninterest Income

Noninterest income decreased 0.9% for the quarter ended September 30, 2012 compared to the same period in 2011 and 9.6% from prior quarter.  The decrease from prior quarter was primarily the result of a $0.8 million net securities gain in the second quarter 2012.  Noninterest income for the first nine months of 2012 has increased 5.4% as a result of increased gains on sales of loans, trust revenue, and loan related fees, as well as the second quarter securities gain, partially offset by a decline in deposit service charges.  Loan related fees were impacted by $0.5 million in adjustments to the fair value of our mortgage servicing rights for the first nine months of the year.

Noninterest Expense

Noninterest expense decreased slightly from prior year third quarter but increased 6.9% from prior quarter primarily due to an increase in the incentive compensation accrual and other real estate owned expense.  Year-to-date noninterest expense decreased 4.8% from prior year as a result of decreases in FDIC insurance premiums, legal fees, other real estate owned expense, and repossession expense, partially offset by an increase in personnel expense.

Balance Sheet Review

CTBI’s total assets at $3.6 billion increased $50.4 million, or an annualized 1.9%, from December 31, 2011 and $5.8 million, or an annualized 0.6%, during the quarter.  Loans outstanding at September 30, 2012 were $2.6 billion, decreasing $5.0 million, or an annualized 0.3%, from December 31, 2011, but increasing $4.1 million, or an annualized 0.6%, during the quarter.  Loan growth during the quarter of $2.6 million in the commercial loan portfolio and $14.1 million in the residential loan portfolio was partially offset by a decline of $12.5 million in the consumer loan portfolio, primarily in our indirect auto lending area.  The decrease in indirect auto lending is the result of management’s decision not to invest in long-term fixed rate auto loans at the current market rates.  CTBI's investment portfolio increased $93.8 million, or an annualized 23.7%, from December 31, 2011 but decreased $8.0 million, or an annualized 5.1%, during the quarter.  Deposits, including repurchase agreements, at $3.1 billion increased $34.8 million, or an annualized 1.5%, from December 31, 2011 but decreased $12.2 million, or an annualized 1.5%, from prior quarter.

Shareholders’ equity at September 30, 2012 was $396.1 million compared to $366.9 million at December 31, 2011 and $387.3 million at June 30, 2012.  CTBI's annualized dividend yield to shareholders as of September 30, 2012 was 3.55%.

Loans

(in thousands)	September 30, 2012
Loan Category	Balance	Variance from Prior Year-End	Net Charge-Offs	Nonperforming	ALLL
Commercial:
Construction	$115,091	(4.5)%	$720	$8,325	$4,460
Secured by real estate	820,925	2.8	571	11,482	13,389
Equipment lease financing	10,167	4.7	0	0	137
Other commercial	379,308	1.3	582	5,800	5,434
Total commercial	1,325,491	1.7	1,873	25,607	23,420

Residential:
Real estate construction	54,431	1.7	15	607	367
Real estate mortgage	664,329	2.2	394	6,694	4,485
Home equity	82,724	(2.5)	41	610	559
Total residential	801,484	1.7	450	7,911	5,411

Consumer:
Consumer direct	126,005	1.7	51	109	787
Consumer indirect	298,557	(12.3)	490	399	3,571
Total consumer	424,562	(8.6)	541	508	4,358

Total loans	$2,551,537	(0.2)%	$2,864	$34,026	$33,189

Asset Quality

CTBI's total nonperforming loans were $34.0 million at September 30, 2012, an 8.7% decrease from the $37.3 million at December 31, 2011 and a 3.6% decrease from the $35.3 million at June 30, 2012.  The decrease for the quarter included a $2.4 million decrease in nonaccrual loans partially offset by a $1.1 million increase in the 90+ days past due category.  Loans 30-89 days past due at $21.5 million is a decline of $0.2 million from December 31, 2011 but a $4.5 million increase from prior quarter.  Our loan portfolio management processes focus on the immediate identification, management, and resolution of problem loans to maximize recovery and minimize loss.  Our loan portfolio management processes focus on the immediate identification, management, and resolution of problem loans to maximize recovery and minimize loss.  Our loan risk management processes include weekly delinquent loan review meetings at the market levels and monthly delinquent loan review meetings involving senior corporate management to review all nonaccrual loans and loans 30 days or more past due.  Any activity regarding a criticized/classified loan (i.e. problem loan) must be approved by CTB's Watch List Asset Committee (i.e. Problem Loan Committee).  CTB's Watch List Asset Committee also meets on a quarterly basis and reviews every criticized/classified loan of $100,000 or greater.  We also have a Loan Review Department that reviews every market within CTB annually and performs extensive testing of the loan portfolio to assure the accuracy of loan grades and classifications for delinquency, troubled debt restructuring, impaired status, impairment, nonaccrual status, and adequate loan loss reserves.

Impaired loans, loans not expected to meet contractual principal and interest payments other than insignificant delays, at September 30, 2012 totaled $60.9 million, compared to $56.0 million at September 30, 2011 and $64.4 million at June 30, 2012.  Included in certain loan categories of impaired loans are troubled debt restructurings that were classified as impaired.  At September 30, 2012, CTBI had $19.3 million in commercial loans secured by real estate, $5.0 million in commercial real estate construction loans, $2.4 million in commercial other loans, and $0.1 million in consumer loans that were modified in troubled debt restructurings and impaired.  Included in these amounts are troubled debt restructurings that were performing in accordance with their modified terms of $17.6 million in commercial loans secured by real estate, $1.4 million in commercial real estate construction loans, $1.9 million in commercial other loans, and $0.1 million in consumer loans.  Management evaluates all impaired loans for impairment and provides specific reserves when necessary.

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

Our level of foreclosed properties at $55.6 million at September 30, 2012 was a decrease from $56.5 million at December 31, 2011 and from $55.9 million at June 30, 2012.  Sales of foreclosed properties for the nine months ended September 30, 2012 totaled $11.0 million while new foreclosed properties totaled $10.7 million.  At September 30, 2012, the book value of properties under contracts to sell was $7.3 million; however, the closings had not occurred at quarter-end.

When foreclosed properties are acquired, appraisals are obtained and the properties are booked at the current market value less expected sales expense.  Additionally, periodic updated appraisals are obtained on unsold foreclosed properties.  When an updated appraisal reflects a market value below the current book value, a charge is booked to current earnings to reduce the property to its new market value less expected sales expense.  There were 21 properties reappraised during the third quarter of 2012 totaling $1.6 million.  Of these, seven were written down by a total of $0.1 million or 8.4%.  Charges during the quarters ended September 30, 2012 and December 31, 2011 were $0.5 million, including $0.4 million in write-downs due to pending sales contracts at the end of the quarter, and $3.6 million, respectively.  Our policy for determining the frequency of periodic reviews is based upon consideration of the specific properties and the known or perceived market fluctuations in a particular market and is typically between 12 and 18 months.  Quarterly OREO summary reports on each OREO property are completed under the direction of the Market President and forwarded to the Chief Credit Officer as he may direct.  Such reports will review the property condition, value, and sales efforts.  One hundred thirty, or 61%, of our two hundred twelve OREO properties have been reappraised within the past 12 months.  Our nonperforming loans and foreclosed properties remain primarily concentrated in our Central Kentucky Region.  Management anticipates that our foreclosed properties will remain elevated as we work through current market conditions.

The major classifications of foreclosed properties are shown in the following table:

(in thousands)	September 30, 2012	December 31, 2011
1-4 family	$15,946	$20,065
Agricultural/farmland	653	652
Construction/land development/other	24,737	23,006
Multifamily	1,851	1,841
Non-farm/non-residential	12,364	10,981
Total foreclosed properties	$55,551	$56,545

The appraisal aging analysis of foreclosed properties, as well as the holding period, at September 30, 2012 is shown below:

(in thousands)
Appraisal Aging Analysis		Holding Period Analysis
Days Since Last Appraisal	Current Book Value	Holding Period	Current Book Value
Up to 90 days	$1,617	Less than one year	$12,854
91 to 180 days	9,568	1 to 2 years	22,030
181 to 270 days	3,340	2 to 3 years	5,103
271 to 365 days	9,088	3 to 4 years	13,674
Over one year	31,938	Over 4 years	1,890

Net loan charge-offs for the quarter were $2.9 million, or 0.45% of average loans annualized, compared to prior year third quarter's $2.7 million, or 0.41%, and prior quarter’s $2.5 million, or 0.39%.  Of the total net charge-offs for the quarter, $1.7 million were in commercial loans, $0.5 million were in indirect auto loans, and $0.4 million were in residential real estate mortgage loans.  Allocations to loan loss reserves were $2.9 million for the quarter ended September 30, 2012 compared to $2.5 million for the quarter ended September 30, 2011 and $2.4 million for the quarter ended June 30, 2012.  Year-to-date net charge-offs of $6.5 million, or 0.34% of average loans annualized, was a $3.5 million decrease from the $10.0 million, 0.52% of average loans annualized, for the nine months ended September 30, 2011.  Our loan loss reserve as a percentage of total loans outstanding was 1.30% at September 30, 2012 and June 30, 2012 compared to 1.36% at September 30, 2011.  Our reserve coverage was 97.5% at September 30, 2012.

Dividends

The following schedule shows the quarterly cash dividends paid for the past six quarters:

Pay Date	Record Date	Amount Per Share
October 1, 2012	September 15, 2012	$0.315
July 1, 2012	June 15, 2012	$0.310
April 1, 2012	March 15, 2012	$0.310
January 1, 2012	December 15, 2011	$0.310
October 1, 2011	September 15, 2011	$0.310
July 1, 2011	June 15, 2011	$0.305

On October 23, 2012, the Board of Directors of CTBI declared the payment of a quarterly cash dividend of $0.315 per share to be paid on January 1, 2013, to shareholders of record on December 15, 2012.

Liquidity and Market Risk

The objective of CTBI’s Asset/Liability management function is to maintain consistent growth in net interest income within our policy limits. This objective is accomplished through management of our consolidated balance sheet composition, liquidity, and interest rate risk exposures arising from changing economic conditions, interest rates, and customer preferences. The goal of liquidity management is to provide adequate funds to meet changes in loan and lease demand or deposit withdrawals. This is accomplished by maintaining liquid assets in the form of cash and cash equivalents and investment securities, sufficient unused borrowing capacity, and growth in core deposits. As of September 30, 2012, we had approximately $202.5 million in cash and cash equivalents and approximately $621.2 million in securities valued at estimated fair value designated as available-for-sale and available to meet liquidity needs on a continuing basis.  Additional asset-driven liquidity is provided by the remainder of the securities portfolio and the repayment of loans.  In addition to core deposit funding, we also have a variety of other short-term and long-term funding sources available.  We also rely on Federal Home Loan Bank advances for both liquidity and management of our asset/liability position.  Federal Home Loan Bank advances were $1.5 million at September 30, 2012 compared to $21.6 million at December 31, 2011.  As of September 30, 2012, we had a $293.1 million available borrowing position with the Federal Home Loan Bank.  We generally rely upon net inflows of cash from financing activities, supplemented by net inflows of cash from operating activities, to provide cash for our investing activities.  As is typical of many financial institutions, significant financing activities include deposit gathering, use of short-term borrowing facilities such as repurchase agreements and federal funds purchased, and issuance of long-term debt.  At September 30, 2012, we had $47 million in lines of credit with various correspondent banks available to meet any future cash needs.  Our primary investing activities include purchases of securities and loan originations.  We do not rely on any one source of liquidity and manage availability in response to changing consolidated balance sheet needs.  At September 30, 2012, federal funds sold were $7.4 million compared to $2.7 million at December 31, 2011, and deposits with the Federal Reserve were $132.5 million compared to $159.0 million at December 31, 2011.  Additionally, we project cash flows from our investment portfolio to generate additional liquidity over the next 90 days.

The investment portfolio consists of investment grade short-term issues suitable for bank investments.  The majority of the investment portfolio is in U.S. government and government sponsored agency issuances.  The average life of the portfolio is 4.02 years. At the end of September 30, 2012, available-for-sale (“AFS”) securities comprised approximately 99.7% of the total investment portfolio, and the AFS portfolio was approximately 157% of equity capital.  Eighty percent of the pledge eligible portfolio was pledged.

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

Capital Resources

We continue to grow our shareholders’ equity while also providing an annual dividend yield for the quarter ended September 30, 2012 of 3.55% to shareholders.  Shareholders’ equity increased an annualized 10.6% from December 31, 2011 to $396.1 million at September 30, 2012.  Our primary source of capital growth is the retention of earnings.  Cash dividends were $0.935 per share for the nine months ended September 30, 2012 and $0.92 per share for the nine months ended September 30, 2011.  We retained 57.9% of our earnings for the first nine months of 2012 compared to 51.3% for the first nine months of 2011.

Regulatory guidelines require bank holding companies, commercial banks, and savings banks to maintain certain minimum capital ratios and define companies as “well-capitalized” that sufficiently exceed the minimum ratios.  The banking regulators may alter minimum capital requirements as a result of revising their internal policies and their ratings of individual institutions.  To be “well-capitalized” banks and bank holding companies must maintain a Tier 1 leverage ratio of no less than 5.0%, a Tier 1 risk based ratio of no less than 6.0%, and a total risk based ratio of no less than 10.0%.  Our ratios as of September 30, 2012 were 10.51%, 14.86%, and 16.12%, respectively, all exceeding the threshold for meeting the definition of “well-capitalized.”

As of September 30, 2012, we are not aware of any current recommendations by banking regulatory authorities which, if they were to be implemented, would have, or are reasonably likely to have, a material adverse impact on our liquidity, capital resources, or operations, except as provided for in the Dodd-Frank Act, which is discussed in the Supervision and Regulation section of Item 1. Business in our annual report on Form 10-K for the year ended December 31, 2011, and the current Basel III proposal.  On June 7, 2012, the Board of Governors of the Federal Reserve System announced Notices of Proposed Rulemaking (NPRs) for three sets of capital rules that translate the Basel III capital rules into U.S. regulation.  The Basel III capital standards substantially increase the complexity of capital calculations and the amount of required capital to be maintained.  Specifically, Basel III reduces the items that count as capital, establishes higher capital ratios for all banks and increases risk weighted assets.  While we continue to analyze the NPRs and recognize that the final rules may differ from the proposed rules, the potential impact of Basel III includes, but is not limited to, reduced lending and negative pressure on profitability and return on equity due to the higher capital requirements.  The cost of implementation and ongoing compliance with Basel III may also negatively impact overhead costs.  To the extent CTBI is required to increase capital in the future to comply with Basel III, existing shareholders may be diluted and/or our ability to pay common stock dividends may be reduced.  Given our strong capital position, if the proposed Basel III rules are adopted as final rules, we expect to be able to satisfy such requirements.

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

Although we have seen some improvement in our financial performance during 2012, we believe that we will continue to experience a challenging environment for the remainder of 2012 and in 2013.  The slow pace of economic activity, high unemployment rates, and slowing of growth in business fixed investments contribute to make the short-term difficult for the banking sector and could materially and adversely impact CTBI’s business, financial condition, and results of operations.

Stock Repurchase Program

CTBI’s stock repurchase program currently has 288,519 shares remaining under CTBI’s current repurchase authorization.  We have not repurchased any shares of our common stock since February 2008.  As of September 30, 2012, a total of 2,211,481 shares have been repurchased through this program.

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

Historical loss rates for loans are adjusted for significant factors that, in management’s judgment, reflect the impact of any current conditions on loss recognition.  We generally review the historical loss rates over eight quarters and four quarters on a rolling average basis.  Factors that we consider include delinquency trends, current economic conditions and trends, strength of supervision and administration of the loan portfolio, levels of underperforming loans, level of recoveries to prior year’s charge-offs, trend in loan losses, industry concentrations and their relative strengths, amount of unsecured loans and underwriting exceptions.  Based upon management’s judgment, “best case,” “worst case,” and “most likely” scenarios are determined.  The total of each of these weighted factors is then applied against the applicable portion of the portfolio and the ALLL is adjusted accordingly to approximate the most likely scenario.  Management continually reevaluates the other subjective factors included in its ALLL analysis.  During the most recent analysis, management increased several of these subjective factors including trends in past dues, trends in losses, and current economic and regulatory conditions impacting business and individual customers in our geographic markets.  The cumulative effect of all of the changes increased the amount calculated for our “most likely” scenario by $3.2 million at September 30, 2012.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Interest rate risk management focuses on maintaining consistent growth in net interest income within Board-approved policy limits.  CTBI uses an earnings simulation model to analyze net interest income sensitivity to movements in interest rates.  Given a 200 basis point increase to the yield curve used in the simulation model, it is estimated net interest income for CTBI would decrease by 1.71 percent over one year and would decrease by 4.66 percent over two years.  A 25 basis point decrease in the yield curve would decrease net interest income by an estimated 0.14 percent over one year and by 0.12 percent over two years.  For further discussion of CTBI’s market risk, see the Management’s Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Market Risk included in the annual report on Form 10-K for the year ended December 31, 2011.

Item  4.  Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

CTBI’s management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934.  As of the end of the period covered by this report, an evaluation was carried out by CTBI’s management, with the participation of our Chief Executive Officer and the Executive Vice President/Treasurer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, management concluded that disclosure controls and procedures as of September 30, 2012 were effective in ensuring material information required to be disclosed in this quarterly report on Form 10-Q was recorded, processed, summarized, and reported on a timely basis.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in CTBI’s internal control over financial reporting that occurred during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, CTBI’s internal control over financial reporting.

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

COMMUNITY TRUST BANCORP, INC.

Date: November 8, 2012	By:	/s/ Jean R. Hale
Jean R. Hale
Chairman, President, and Chief Executive Officer

By:	/s/ Kevin J. Stumbo
Kevin J. Stumbo
Executive Vice President and Treasurer
(Principal Financial Officer)