Form 10-K
period 2012-12-31
COMMUNITY TRUST BANCORP INC /KY/
filed 2013-03-14
CIK 350852

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
For the fiscal year ended December 31, 2012
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

Based upon the closing price of the Common Shares of the Registrant on the NASDAQ-Stock Market LLC – Global Select Market, the aggregate market value of voting stock held by non-affiliates of the Registrant as of June 30, 2012 was $493.3 million.  For the purpose of the foregoing calculation only, all directors and executive officers of the Registrant have been deemed affiliates.  The number of shares outstanding of the Registrant’s Common Stock as of February 28, 2013 was 15,640,590.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference into the Form 10-K part indicated:

Document	Form 10-K
(1) Proxy statement for the annual meeting of shareholders to be held April 23, 2013	Part III

CAUTIONARY STATEMENT
REGARDING FORWARD LOOKING STATEMENTS

Certain of the statements contained herein that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. Community Trust Bancorp, Inc.’s (“CTBI”) actual results may differ materially from those included in the forward-looking statements. Forward-looking statements are typically identified by words or phrases such as “believe,” “expect,” “anticipate,” “intend,” “estimate,” “may increase,” “may fluctuate,” and similar expressions or future or conditional verbs such as “will,” “should,” “would,” and “could.” These forward-looking statements involve risks and uncertainties including, but not limited to, economic conditions, portfolio growth, the credit performance of the portfolios, including bankruptcies, and seasonal factors; changes in general economic conditions including the performance of financial markets, prevailing inflation and interest rates, realized gains from sales of investments, gains from asset sales, and losses on commercial lending activities; results of various investment activities; the effects of competitors’ pricing policies, changes in laws and regulations, competition, and demographic changes on target market populations’ savings and financial planning needs; industry changes in information technology systems on which we are highly dependent; failure of acquisitions to produce revenue enhancements or cost savings at levels or within the time frames originally anticipated or unforeseen integration difficulties; the adoption by CTBI of a Federal Financial Institutions Examination Council (FFIEC) policy that provides guidance on the reporting of delinquent consumer loans and the timing of associated credit charge-offs for financial institution subsidiaries; and the resolution of legal  proceedings and related matters.  In addition, the banking industry in general is subject to various monetary and fiscal policies and regulations, which include those determined by the Federal Reserve Board, the Federal Deposit Insurance Corporation, and state regulators, whose policies and regulations could affect CTBI’s results.  These statements are representative only on the date hereof, and CTBI undertakes no obligation to update any forward-looking statements made.

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

At December 31, 2012, CTBI had total consolidated assets of $3.6 billion and total consolidated deposits, including repurchase agreements, of $3.1 billion, making it the largest bank holding company headquartered in the Commonwealth of Kentucky.

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

EMPLOYEES

As of December 31, 2012, CTBI and subsidiaries had 1,035 full-time equivalent employees.  Our employees are provided with a variety of employee benefits.  A retirement plan, an employee stock ownership plan, group life insurance, major medical insurance, a cafeteria plan, and management and employee incentive compensation plans are available to all eligible personnel.

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

Community Trust Bank, Inc. (“CTB”) is a state-chartered bank subject to state and federal banking laws and regulations and periodic examination by the Kentucky Department of Financial Institutions and the restrictions, including dividend restrictions, thereunder.  Our Bank is also a member of the Federal Reserve System and is subject to certain restrictions imposed by and to examination and supervision under the Federal Reserve Act.  Community Trust and Investment Company is also regulated by the Kentucky Department of Financial Institutions and the Federal Reserve.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act

On July 21, 2010, President Obama signed the Dodd-Frank Act into law.  This law has significantly changed the bank regulatory structure and affected the lending, deposit, investment, trading, and operating activities of financial institutions and their holding companies.  The Dodd-Frank Act has required various federal agencies to adopt a broad range of implementing rules and regulations and to prepare numerous studies and reports for Congress.  The federal agencies have been given significant discretion in drafting the implementing rules and regulations, and consequently, many of the details and much of the impact of the Dodd-Frank Act are still unknown.

Certain provisions of the Dodd-Frank Act that are relevant to us:

•
Broadened the base for FDIC insurance assessments, eliminated the ceiling and increased the size of the floor of the Deposit Insurance Fund, and offset the impact of the minimum floor on institutions with less than $10 billion in assets. Assessments are now based on the average consolidated total assets less tangible equity capital of a financial institution.

•	Removed the federal prohibition on payment of interest on demand deposits, thereby permitting businesses to have interest bearing checking accounts.

•
Require capital regulations which call for higher levels of capital.  The same leverage and risk based capital requirements that apply to depository institutions now apply to holding companies.  New issuances of trust preferred securities are no longer eligible to qualify as Tier 1 capital.  However, CTBI’s currently outstanding trust preferred securities are grandfathered and are still considered in Tier 1 capital under the regulations. Under Dodd-Frank, and previously under Federal Reserve policy, we are required to act as a source of financial strength for our bank subsidiary and to commit sufficient resources to support it.

•
Created an agency, the Consumer Financial Protection Bureau (Bureau), responsible for the implementation of federal consumer protection laws.  The Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all banks, including the authority to prohibit “unfair, deceptive or abusive” acts and practices.  The term “abusive” is relatively new and untested, and we cannot predict how it will be interpreted and enforced.  Although insured depository institutions with assets of $10 billion or less (such as CTB) will continue to be supervised and examined by their primary federal regulators, rather than the Bureau, with respect to compliance with federal consumer protection laws, any change in regulatory environment may have a negative impact on all financial institutions. In February 2012, the Bureau announced that it was launching an inquiry into industry checking account overdraft programs to determine how these practices are impacting consumers.  The full reach and the impact of the Bureau’s inquiries and rulemaking powers on the operations of financial institutions are currently unknown.

•
Permanently increased the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2008, with noninterest bearing transaction accounts and IOLTA accounts having unlimited deposit insurance through December 31, 2012.  Effective January 1, 2013, money in noninterest-bearing transaction accounts (including IOLTA/IOLA) no longer receive unlimited deposit insurance coverage from the FDIC, but will  be FDIC-insured up to the legal maximum of $250,000 for each ownership category.

•
Increased the authority of the Federal Reserve Board to examine CTBI and its non-bank subsidiaries and gave the Federal Reserve Board the authority to establish rules regarding interchange fees charged for electronic debit transactions by payment card issuers having assets over $10 billion and to enforce a statutory requirement that such fees be reasonable and proportional to the actual cost of a transaction to the issuer.  Under the final rule, the maximum permissible interchange fee that an issuer may receive for an electronic debit transaction is the sum of 21 cents per transaction and 5 basis points multiplied by the value of the transaction.

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

•
Require publicly traded companies to give stockholders a non-binding vote on executive compensation and so-called “golden parachute” payments in mergers and acquisitions. The legislation also directs the federal banking regulators to issue rules prohibiting incentive compensation that encourages inappropriate risks.

•
Imposed restrictions related to mortgage lending, such as minimum underwriting standards, requiring certain loan provision qualifications, limitations on mortgage terms, and additional disclosures to mortgage borrowers and prohibits certain yield-spread compensation to mortgage originators.  Proposed new rules under this requirement have been issued for comment.

•
Permits banks to establish de novo interstate branches at a location where a bank based in that state could establish a branch, and requires banks and bank holding companies to be well-capitalized and well-managed in order to acquire banks outside their home state.

           With the appointment of a director for the Consumer Financial Protection Bureau (“CFPB”) in January 2012, the CFPB began to exercise its full authority under the Dodd-Frank Act.  For example, the CFPB completed its first public enforcement actions regarding unfair, deceptive, or abusive practices in connection with marketing, sales, and operations of certain add-on products offered in connection with credit cards.  Furthermore, in 2012 the CFPB issued its first major regulation, which covers remittance transfers (international wire transfers) by consumers, which should take effect later in 2013.

In mid-January 2013, the CFPB issued eight final regulations governing consumer mortgage lending.  The first of these rules was issued on January 10, 2013, and included the ability to repay and qualified mortgage rule.  This rule will impose additional requirements, including rules designed to require lenders to ensure borrowers’ ability to repay their mortgage.  The same day, the CFPB also finalized a rule on escrow accounts for high-cost mortgages and a rule expanding the scope of the high-cost mortgage provision in the Truth in Lending Act.  On January 17, 2013, the CFPB issued its final rules implementing provisions of the Dodd-Frank Act that relate to mortgage servicing, which will take effect on January 10, 2014.  On January 18, 2013, the CFPB issued a final appraisal rule under the Equal Credit Opportunity Act and six agencies including the CFPB, the Federal Reserve Board, the Office of the Comptroller of the Currency, the FDIC, the National Credit Union Administration, and the Federal Housing Finance Agency issued an interagency rule on appraisals for higher-priced mortgage loans.  A final rule on loan originator compensation was released on January 20, 2013, and the industry expects a final rule on integrated mortgage disclosures within the next year.  Management does not expect these new rules to have a material impact on CTBI.

Basel III Proposal

In the summer of 2012, our primary federal regulators published two notices of proposed rulemaking (the “2012 Capital Proposals”) that would substantially revise the risk-based capital requirements applicable to bank holding companies and depository institutions, including CTBI and CTB, compared to the current U.S. risk-based capital rules, which are based on the international capital accords of the Basel Committee on Banking Supervision (the “Basel Committee”) which are generally referred to as “Basel I.”

One of the 2012 Capital Proposals (the “Basel III Proposal”) addresses the components of capital and other issues affecting the numerator in banking institutions’ regulatory capital ratios, and would implement the Basel Committee’s December 2010 framework, known as “Basel III,” for strengthening international capital standards. The other proposal (the “Standardized Approach Proposal”) addresses risk weights and other issues affecting the denominator in banking institutions’ regulatory capital ratios, and would replace the existing Basel I-derived risk weighting approach with a more risk-sensitive approach based, in part, on the standardized approach in the Basel Committee’s 2004 “Basel II” capital accords. Although the Basel III Proposal was proposed to come into effect on January 1, 2013, the federal banking agencies jointly announced on November 9, 2012 that they do not expect any of the proposed rules to become effective on that date. As proposed, the Standardized Approach Proposal would come into effect on January 1, 2015.

The federal banking agencies have not proposed rules implementing the final liquidity framework of Basel III, and have not determined to what extent they will apply to U.S. banks that are not large, internationally active banks.

It is management’s belief that, as of December 31, 2012, CTBI and CTB would meet all capital adequacy requirements under the Basel III and Standardized Approach Proposals on a fully phased-in basis if such requirements were currently effective. The regulations ultimately applicable to financial institutions may be substantially different from the Basel III final framework as published in December 2010 and the proposed rules issued in June 2012. Management will continue to monitor these and any future proposals submitted by our regulators.

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

The national and global economic downturn has resulted in unprecedented levels of financial market volatility and has in general adversely impacted the market value of financial institutions, limited access to capital, and had an adverse effect on the financial condition or results of operations of banking companies in general, including CTBI.  In some cases, the markets have produced downward pressure on stock prices and credit capacity for certain issuers without regard to those issuers’ underlying financial strength.  From early 2008 to the middle of 2010, we experienced significant challenges, credit quality deteriorated, and net income and results of operations were adversely impacted.  While there has been some improvement in economic conditions in our markets starting in the second half of 2010 and continuing through 2012, we believe that we will continue to experience a challenging environment in 2013.  We are part of the financial system and a lack of confidence in the financial sector, increased volatility in the financial markets, and reduced business activity could materially and adversely impact our business, financial condition, and results of operations.  In addition, the possible duration and severity of the adverse economic cycle is unknown and may exacerbate financial service providers’, including CTBI’s, exposure to credit risk.  Actions by Congress, Treasury, the FDIC, and other governmental agencies and regulators have been implemented and continue to be developed and implemented to address economic stabilization, yet the efficacy of these programs in stabilizing the economy and the banking system is still uncertain.  There can be no assurance that these actions will not have an adverse effect on the financial position or results of operations of financial service providers including CTBI.

Economy of Our Markets
Our business may continue to be adversely affected by ongoing weaknesses in the local economies on which we depend.

Our loan portfolio is concentrated primarily in eastern, northeastern, central, and south central Kentucky, southern West Virginia, and northeastern Tennessee.  Our profits depend on providing products and services to clients in these local regions.  Although some of these regions have experienced decreases in unemployment and improved real estate values, unemployment rates remain high and real estate values remain depressed.  Recent economic conditions in the coal and natural gas industry are resulting in increased unemployment in the markets where coal is a major contributor to the economy.  Further increases in unemployment, decreases in real estate values, or increases in interest rates could weaken the local economies in which we operate.  These economic indicators typically affect certain industries, such as real estate and financial services, more significantly.  A continuation of high levels of unemployment and depressed real estate asset values in the markets we serve would likely prolong the economic recovery period in our market area.  Weakness in our market area could depress our earnings and consequently our financial condition because:
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

On July 21, 2010, President Obama signed the Dodd-Frank Act into law.  This law has significantly changed the bank regulatory structure and affected the lending, deposit, investment, trading, and operating activities of financial institutions and their holding companies.  The Dodd-Frank Act has required various federal agencies to adopt a broad range of implementing rules and regulations, and to prepare numerous studies and reports for Congress.  The federal agencies have been given significant discretion in drafting the implementing rules and regulations, and consequently, many of the details and much of the impact of the Dodd-Frank Act are still unknown.  This legislation includes, among other things: (i) changes in the manner in which the FDIC deposit insurance assessments are computed and an increase in the minimum designated reserve ratio for the Deposit Insurance Fund; (ii) authorization of interest-bearing demand deposits; (iii) requirements for capital regulations applicable to banks and bank holding companies which call for higher levels of capital; (iv) creation of the Consumer Financial Protection Bureau, responsible for implementation of federal consumer protection laws which affect banks and bank holding companies; (v) a permanent increase in the maximum amount of deposit insurance for banks; (vi) a prohibition of certain proprietary trading and equity investment activities by banks; (vii) restrictions related to mortgage lending; (viii) allowance of de novo interstate branching; and (ix) additional corporate governance provisions relating to non-binding shareholder votes on executive compensation and rules prohibiting incentive compensation that encourages inappropriate risks.

Many aspects of the Dodd-Frank Act are subject to rulemaking and take effect over several years, making it difficult to anticipate the overall financial impact on CTBI. However, compliance with this law and its implementing regulations will result in additional operating costs that could have a material adverse effect on our financial condition and results of operations.

In the summer of 2012, our primary federal regulators published two notices of proposed rulemaking that would substantially revise the risk-based capital requirements applicable to bank holding companies and depository institutions, including CTBI and CTB, compared to the current U.S. risk-based capital rules.  One of the proposals addresses the components of capital and other issues affecting the numerator in banking institutions’ regulatory capital ratios, and the other addresses risk weights and other issues affecting the denominator in banking institutions’ regulatory capital ratios, and would replace the existing approach with a more risk-sensitive approach.  The federal banking agencies have not proposed rules implementing the final liquidity framework of Basel III, and have not determined to what extent they will apply to U.S. banks that are not large, internationally active banks.

In November 2012, the federal banking agencies announced that they did not expect any of the proposed rules to become effective on January 1, 2013 as originally proposed.  The regulations ultimately applicable to financial institutions may be substantially different from the Basel III final framework as published in December 2010 and the proposed rules issued in June 2012. Management will continue to monitor these and any future proposals submitted by our regulators.

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

Many states and municipalities are experiencing financial stress due to the economy.  As a result, various levels of government have sought to increase their tax revenues through increased tax levies, which could have an adverse impact on our results of operations.

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

We originate commercial real estate loans, construction and development loans, consumer loans, and residential mortgage loans, primarily within our market area.  Commercial real estate, commercial, and construction and development loans tend to involve larger loan balances to a single borrower or groups of related borrowers and are most susceptible to a risk of loss during a downturn in the business cycle.  These loans also have historically had a greater credit risk than other loans for the following reasons:

•
Commercial Real Estate Loans.  Repayment is dependent on income being generated in amounts sufficient to cover operating expenses and debt service.  As of December 31, 2012, commercial real estate loans, including multi-family loans, comprised approximately 36% of our total loan portfolio.

•
Other Commercial Loans.  Repayment is generally dependent upon the successful operation of the borrower’s business.  In addition, the collateral securing the loans may depreciate over time, be difficult to appraise, be illiquid, or fluctuate in value based on the success of the business.  As of December 31, 2012, other commercial loans comprised approximately 15% of our total loan portfolio.

•
Construction and Development Loans.  The risk of loss is largely dependent on our initial estimate of whether the property’s value at completion equals or exceeds the cost of property construction and the availability of take-out financing.  During the construction phase, a number of factors can result in delays or cost overruns.  If our estimate is inaccurate or if actual construction costs exceed estimates, the value of the property securing our loan may be insufficient to ensure full repayment when completed through a permanent loan, sale of the property, or by seizure of collateral.  As of December 31, 2012, construction and development loans comprised approximately 7% of our total loan portfolio.

Consumer loans may carry a higher degree of repayment risk than residential mortgage loans, particularly when the consumer loan is unsecured.  Repayment of a consumer loan typically depends on the borrower’s financial stability, and it is more likely to be affected adversely by job loss, illness, or personal bankruptcy.  Economic conditions in the coal and natural gas industry are resulting in increases in unemployment in many of our market areas, which is likely to impact the repayment risk associated with our consumer loans.  In addition, federal and state bankruptcy, insolvency, and other laws may limit the amount we can recover when a consumer client defaults.  As of December 31, 2012, consumer loans comprised approximately 16% of our total loan portfolio.

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

As of December 31, 2012, approximately 69% of our loan portfolio is secured by real estate, 36% of which is commercial real estate.  High levels of commercial and consumer delinquencies or further declines in real estate market values could require increased net charge-offs and increases in the allowance for loan and lease losses, which could have a material adverse effect on our business, financial condition, and results of operations and prospects.

While we have seen a decline in our level of other real estate owned, it still remains above our historical norm, primarily as a result of foreclosures.  To the extent that we continue to hold a higher level of real estate owned, related real estate expense would likely increase.

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

We may experience difficulty in making acquisitions on acceptable terms due to the decreasing number of suitable acquisition targets, competition for attractive acquisitions, and certain limitations on interstate acquisitions.

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

Our stock price has been volatile in the past, and several factors could cause the price to fluctuate substantially in the future.  These factors include:
•	Actual or anticipated variations in earnings;
•	Changes in analysts' recommendations or projections;
•	CTBI's announcements of developments related to our businesses;
•	Operating and stock performance of other companies deemed to be peers;
•	New technology used or services offered by traditional and non-traditional competitors;
•	News reports of trends, concerns, and other issues related to the financial services industry; and
•	Additional governmental policies and enforcement of current laws.

Our stock price may fluctuate significantly in the future, and these fluctuations may be unrelated to CTBI's performance.  The financial crisis has impacted investor confidence in the financial institutions sector.  General market price declines or market volatility in the future could adversely affect the price of our common stock, and the current market price may not be indicative of future market prices.

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

Consolidated Average Balance Sheets and Taxable Equivalent Income/Expense and Yields/Rates

	2012			2011			2010
(in thousands)	Average Balances	Interest	Average Rate	Average Balances	Interest	Average Rate	Average Balances	Interest	Average Rate
Earning assets:
Loans (1)(2)(3)	$2,549,459	$138,172	5.42%	$2,580,351	$145,178	5.63%	$2,461,225	$142,519	5.79%
Loans held for sale	1,434	198	13.81	749	112	14.95	1,040	111	10.67
Securities:
U.S. Treasury and agencies	480,562	10,292	2.14	350,612	8,992	2.56	249,835	7,983	3.20
Tax exempt state and political subdivisions (3)	69,773	3,191	4.57	51,565	2,634	5.11	43,128	2,456	5.69
Other securities	54,664	1,717	3.14	30,492	1,141	3.74	36,927	951	2.58
Federal Reserve Bank and Federal Home Loan Bank stock	30,557	1,433	4.69	30,412	1,374	4.52	29,183	1,351	4.63
Federal funds sold	3,372	11	0.33	31,000	84	0.27	89,598	234	0.26
Interest bearing deposits	155,233	379	0.24	132,269	315	0.24	37,989	85	0.22
Other investments	10,229	91	0.89	12,342	87	0.70	11,190	77	0.69
Investment in unconsolidated subsidiaries	1,851	72	3.89	1,856	120	6.47	1,856	120	6.47
Total earning assets	3,357,134	$155,556	4.63%	3,221,648	$160,037	4.97%	2,961,971	$155,887	5.26%
Allowance for loan and lease losses	(33,781)			(35,808)			(35,741)
	3,323,353			3,185,840			2,926,230
Nonearning assets:
Cash and due from banks	62,807			70,239			66,740
Premises and equipment, net	54,962			55,445			49,468
Other assets	200,538			194,379			177,649
Total assets	$3,641,660			$3,505,903			$3,220,087

	2012			2011			2010
(in thousands)	Average Balances	Interest	Average Rate	Average Balances	Interest	Average Rate	Average Balances	Interest	Average Rate
Interest bearing liabilities:
Deposits:
Savings and demand deposits	$878,825	$2,894	0.33%	$777,639	$2,824	0.36%	$668,255	$3,074	0.46%
Time deposits	1,445,018	15,017	1.04	1,460,627	18,458	1.26	1,392,510	26,078	1.87
Repurchase agreements and federal funds purchased	222,872	1,240	0.56	219,040	1,625	0.74	198,880	2,027	1.02
Advances from Federal Home Loan Bank	2,439	34	1.39	21,670	99	0.46	20,286	79	0.39
Long-term debt	61,341	2,403	3.92	61,341	3,999	6.52	61,341	3,999	6.52
Total interest bearing liabilities	2,610,495	$21,588	0.83%	2,540,317	$27,005	1.06%	2,341,272	$35,257	1.51%

Noninterest bearing liabilities:
Demand deposits	604,736			573,067			514,196
Other liabilities	37,052			36,746			30,974
Total liabilities	3,252,283			3,150,130			2,886,442

Shareholders’ equity	389,377			355,773			333,645
Total liabilities and shareholders’ equity	$3,641,660			$3,505,903			$3,220,087

Net interest income, tax equivalent		$133,968			$133,032			$120,630
Less tax equivalent interest income		1,834			1,577			1,376
Net interest income		$132,134			$131,455			$119,254
Net interest spread			3.80%			3.91%			3.75%
Benefit of interest free funding			0.19			0.22			0.32
Net interest margin			3.99%			4.13%			4.07%

(1) Interest includes fees on loans of $1,954, $1,889, and $1,766 in 2012, 2011, and 2010, respectively.
(2) Loan balances include deferred loan origination costs and principal balances on nonaccrual loans.
(3) Tax exempt income on securities and loans is reported on a fully taxable equivalent basis using a 35% rate.

Net Interest Differential

The following table illustrates the approximate effect of volume and rate changes on net interest differentials between 2012 and 2011 and also between 2011 and 2010.

	Total Change	Change Due to		Total Change	Change Due to
(in thousands)	2012/2011	Volume	Rate	2011/2010	Volume	Rate
Interest income:
Loans	$(7,006)	$(1,754)	$(5,252)	$2,659	$6,775	$(4,116)
Loans held for sale	86	95	(9)	1	(26)	27
U.S. Treasury and agencies	1,300	2,952	(1,652)	1,009	2,793	(1,784)
Tax exempt state and political subdivisions	557	855	(298)	178	448	(270)
Other securities	576	784	(208)	190	(145)	335
Federal Reserve Bank and Federal Home Loan Bank stock	59	7	52	23	56	(33)
Federal funds sold	(73)	(62)	(11)	(150)	(148)	(2)
Interest bearing deposits	64	56	8	230	224	6
Other investments	4	(13)	17	10	8	2
Investment in unconsolidated subsidiaries	(48)	0	(48)	0	0	0
Total interest income	(4,481)	2,920	(7,401)	4,150	9,985	(5,835)

Interest expense:
Savings and demand deposits	70	348	(278)	(250)	457	(707)
Time deposits	(3,441)	(199)	(3,242)	(7,620)	1,221	(8,841)
Repurchase agreements and federal funds purchased	(385)	28	(413)	(402)	190	(592)
Advances from Federal Home Loan Bank	(65)	(33)	(32)	20	6	14
Long-term debt	(1,596)	0	(1,596)	0	0	0
Total interest expense	(5,417)	144	(5,561)	(8,252)	1,874	(10,126)

Net interest income	$936	$2,776	$(1,840)	$12,402	$8,111	$4,291

For purposes of the above table, changes which are due to both rate and volume are allocated based on a percentage basis, using the absolute values of rate and volume variance as a basis for percentages.  Income is stated at a fully taxable equivalent basis, assuming a 35% tax rate.

Investment Portfolio

The maturity distribution and weighted average interest rates of securities at December 31, 2012 are as follows:

Available-for-sale

	Estimated Maturity at December 31, 2012
	Within 1 Year		1-5 Years		5-10 Years		After 10 Years		Total Fair Value		Amortized Cost
(in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount
U.S. Treasury, government agencies, and government sponsored agency mortgage-backed securities	$517	0.99%	$22,504	2.71%	$97,933	2.14%	$323,542	2.39%	$444,496	2.35%	$430,871
State and political subdivisions	5,968	5.17	15,501	3.53	53,826	4.03	37,926	4.52	113,221	4.18	107,987
Other securities	0	0.00	45,626	3.38	0	0.00	0	0.00	45,626	3.38	45,000
Total	$6,485	4.84%	$83,631	3.23%	$151,759	2.81%	$361,468	2.61%	$603,343	2.77%	$583,858

Held-to-maturity

	Estimated Maturity at December 31, 2012
	Within 1 Year		1-5 Years		5-10 Years		After 10 Years		Total Amortized Cost		Fair Value
(in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount
U.S. Treasury, government agencies, and government sponsored agency mortgage-backed securities	$0	0.00%	$0	0.00%	$0	0.00%	$480	2.48%	$480	2.48%	$476
State and political subdivisions	0	0.00	0	0.00	1,182	4.30	0	0.00	1,182	4.30	1,183
Total	$0	0.00%	$0	0.00%	$1,182	4.30%	$480	2.48%	$1,662	3.78%	$1,659

Total Securities

	Estimated Maturity at December 31, 2012
	Within 1 Year		1-5 Years		5-10 Years		After 10 Years		Total Book Value		Fair Value
(in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount
Total	$6,485	4.84%	$83,631	3.23%	$152,941	2.82%	$361,948	2.61%	$605,005	2.77%	$605,002

The calculations of the weighted average interest rates for each maturity category are based upon yield weighted by the respective costs of the securities.  The weighted average rates on state and political subdivisions are computed on a taxable equivalent basis using a 35% tax rate.

Excluding those holdings of the investment portfolio in U.S. Treasury securities, government agencies, and government sponsored agency mortgage-backed securities, there were no securities of any one issuer that exceeded 10% of our shareholders’ equity at December 31, 2012.

The book values of securities available-for-sale and securities held-to-maturity as of December 31, 2012 and 2011 are presented in note 3 to the consolidated financial statements.

The book value of securities at December 31, 2010 is presented below:

(in thousands)	Available-for-Sale	Held-to-Maturity
U.S. Treasury and government agencies	$29,154	$480
State and political subdivisions	52,017	1,182
U.S. government sponsored agency mortgage-backed securities	230,905	0
Total debt securities	312,076	1,662
Marketable equity securities	20,582	0
Total securities	$332,658	$1,662

Loan Portfolio

(in thousands)	2012	2011	2010	2009	2008
Commercial:
Construction	$119,447	$120,577	$135,091	$141,440	$156,425
Secured by real estate	807,213	798,887	807,049	707,500	663,663
Equipment lease financing	9,246	9,706	14,151	20,048	12,343
Commercial other	376,348	374,597	388,746	373,829	365,685
Total commercial	1,312,254	1,303,767	1,345,037	1,242,817	1,198,116

Residential:
Real estate construction	55,041	53,534	56,910	51,311	56,298
Real estate mortgage	696,928	650,075	623,851	528,592	524,827
Home equity	82,292	84,841	85,103	82,135	84,567
Total residential	834,261	788,450	765,864	662,038	665,692

Consumer:
Consumer direct	122,581	123,949	126,046	115,555	117,186
Consumer indirect	281,477	340,382	368,233	415,350	367,657
Total consumer	404,058	464,331	494,279	530,905	484,843

Total loans	$2,550,573	$2,556,548	$2,605,180	$2,435,760	$2,348,651

Percent of total year-end loans
Commercial:
Construction	4.68%	4.72%	5.19%	5.80%	6.65%
Secured by real estate	31.65	31.25	30.98	29.05	28.26
Equipment lease financing	0.36	0.38	0.54	0.82	0.53
Commercial other	14.76	14.65	14.92	15.35	15.57
Total commercial	51.45	51.00	51.63	51.02	51.01

Residential:
Real estate construction	2.16	2.09	2.18	2.11	2.40
Real estate mortgage	27.32	25.43	23.95	21.70	22.35
Home equity	3.23	3.32	3.27	3.37	3.60
Total residential	32.71	30.84	29.40	27.18	28.35

Consumer:
Consumer direct	4.80	4.85	4.84	4.74	4.99
Consumer indirect	11.04	13.31	14.13	17.06	15.65
Total consumer	15.84	18.16	18.97	21.80	20.64

Total loans	100.00%	100.00%	100.00%	100.00%	100.00%

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

	Maturity at December 31, 2012
(in thousands)	Within One Year	After One but Within Five Years	After Five Years	Total
Commercial secured by real estate and commercial other	$236,194	$232,935	$714,432	$1,183,561
Commercial and real estate construction	92,995	22,136	59,357	174,488
	$329,189	$255,071	$773,789	$1,358,049

Rate sensitivity:
Fixed rate	$69,997	$49,044	$103,689	$222,730
Adjustable rate	259,192	206,027	670,100	1,135,319
	$329,189	$255,071	$773,789	$1,358,049

Nonperforming Assets

(in thousands)	2012	2011	2010	2009	2008
Nonaccrual loans	$16,791	$25,753	$45,021	$32,247	$40,945
90 days or more past due and still accruing interest	19,215	11,515	17,014	9,067	11,245
Total nonperforming loans	36,006	37,268	62,035	41,314	52,190

Other repossessed assets	5	58	129	276	239
Foreclosed properties	46,986	56,545	42,935	37,333	10,425
Total nonperforming assets	$82,997	$93,871	$105,099	$78,923	$62,854

Nonperforming assets to total loans and foreclosed properties	3.20%	3.59%	3.97%	3.19%	2.66%
Allowance to nonperforming loans	92.33%	89.01%	56.10%	79.01%	59.06%

Nonaccrual and Past Due Loans

(in thousands)	Nonaccrual loans	As a % of Loan Balances by Category	Accruing Loans Past Due 90 Days or More	As a % of Loan Balances by Category	Balances
December 31, 2012
Commercial construction	$5,955	4.99%	$3,778	3.16%	$119,447
Commercial secured by real estate	5,572	0.69	5,943	0.74	807,213
Equipment lease financing	0	0.00	0	0.00	9,246
Commercial other	1,655	0.44	3,867	1.03	376,348
Real estate construction	315	0.57	196	0.36	55,041
Real estate mortgage	3,153	0.45	4,511	0.65	696,928
Home equity	141	0.17	441	0.54	82,292
Consumer direct	0	0.00	98	0.08	122,581
Consumer indirect	0	0.00	381	0.14	281,477
Total	$16,791	0.66%	$19,215	0.75%	$2,550,573

December 31, 2011
Commercial construction	$7,029	5.83%	$3,292	2.73%	$120,577
Commercial secured by real estate	9,810	1.23	3,969	0.50	798,887
Equipment lease financing	0	0.00	0	0.00	9,706
Commercial other	3,914	1.04	619	0.17	374,597
Real estate construction	607	1.13	16	0.03	53,534
Real estate mortgage	4,204	0.65	2,719	0.42	650,075
Home equity	189	0.22	346	0.41	84,841
Consumer direct	0	0.00	71	0.06	123,949
Consumer indirect	0	0.00	483	0.14	340,382
Total	$25,753	1.01%	$11,515	0.45%	$2,556,548

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

Foreign Outstandings

None

Loan Concentrations

We had no concentration of loans exceeding 10% of total loans at December 31, 2012.  See note 18 to the consolidated financial statements for further information.

Analysis of the Allowance for Loan and Lease Losses

(in thousands)	2012	2011	2010	2009	2008
Allowance for loan and lease losses, beginning of year	$33,171	$34,805	$32,643	$30,821	$28,054
Loans charged off:
Commercial construction	1,034	2,510	1,695	3,435	1,491
Commercial secured by real estate	2,035	4,018	3,826	3,192	914
Commercial other	3,233	4,092	5,184	4,342	2,080
Real estate construction	189	319	22	330	125
Real estate mortgage	1,123	1,589	684	858	458
Home equity	248	171	358	223	288
Consumer direct	1,245	961	1,256	1,892	1,891
Consumer indirect	3,483	3,874	4,611	4,587	4,051
Total charge-offs	12,590	17,534	17,636	18,859	11,298

Recoveries of loans previously charged off:
Commercial construction	35	30	6	204	25
Commercial secured by real estate	303	140	163	415	177
Commercial other	764	441	688	350	534
Real estate construction	28	26	19	7	5
Real estate mortgage	151	82	99	132	50
Home equity	11	16	23	18	10
Consumer direct	538	452	635	792	654
Consumer indirect	1,384	1,451	1,681	1,295	1,158
Total recoveries	3,214	2,638	3,314	3,213	2,613

Net charge-offs:
Commercial construction	999	2,480	1,689	3,231	1,466
Commercial secured by real estate	1,732	3,878	3,663	2,777	737
Commercial other	2,469	3,651	4,496	3,992	1,546
Real estate construction	161	293	3	323	120
Real estate mortgage	972	1,507	585	726	408
Home equity	237	155	335	205	278
Consumer direct	707	509	621	1,100	1,237
Consumer indirect	2,099	2,423	2,930	3,292	2,893
Total net charge-offs	9,376	14,896	14,322	15,646	8,685

Provisions charged against operations	9,450	13,262	16,484	17,468	11,452

Balance, end of year	$33,245	$33,171	$34,805	$32,643	$30,821

Allocation of allowance, end of year:
Commercial construction	$4,033	$4,023	$4,332	$3,381	$3,645
Commercial secured by real estate	13,541	11,753	12,327	10,961	11,304
Equipment lease financing	126	112	148	221	191
Commercial other	5,469	5,608	7,392	7,472	5,782
Real estate construction	376	354	271	291	281
Real estate mortgage	4,767	4,302	2,982	3,041	2,616
Home equity	563	562	407	455	422
Consumer direct	1,102	917	1,169	1,258	1,590
Consumer indirect	3,268	5,540	5,777	5,563	4,990
Balance, end of year	$33,245	$33,171	$34,805	$32,643	$30,821

(in thousands)	2012	2011	2010	2009	2008
Average loans outstanding, net of deferred loan costs and fees	$2,549,459	$2,580,351	$2,461,225	$2,383,875	$2,283,180
Loans outstanding at end of year, net of deferred loan costs and fees	$2,550,573	$2,556,548	$2,605,180	$2,435,760	$2,348,651

Net charge-offs to average loan type:
Commercial construction	0.86%	1.93%	1.20%	2.22%	0.98%
Commercial secured by real estate	0.21	0.48	0.48	0.40	0.11
Commercial other	0.64	0.95	1.24	1.07	0.43
Real estate construction	0.30	0.58	0.01	0.64	0.19
Real estate mortgage	0.15	0.24	0.11	0.14	0.08
Home equity	0.28	0.18	0.40	0.25	0.33
Consumer direct	0.57	0.41	0.53	0.95	1.04
Consumer indirect	0.67	0.68	0.75	0.84	0.87
Total	0.37%	0.58%	0.58%	0.66%	0.38%

Other ratios:
Allowance to net loans, end of year	1.30%	1.30%	1.34%	1.34%	1.31%
Provision for loan losses to average loans	0.37%	0.51%	0.67%	0.73%	0.50%

The allowance for loan and lease losses balance is maintained at a level considered adequate to cover anticipated probable losses based on past loss experience, general economic conditions, information about specific borrower situations including their financial position and collateral values, and other factors and estimates which are subject to change over time.  This analysis is completed quarterly and forms the basis for allocation of the loan loss reserve and what charges to the provision may be required.  See notes 1, 4, and 7 to the consolidated financial statements for further information.

Average Deposits and Other Borrowed Funds

(in thousands)	2012	2011	2010
Deposits:
Noninterest bearing deposits	$604,736	$573,067	$514,196
NOW accounts	23,678	21,622	20,919
Money market accounts	568,217	500,179	422,329
Savings accounts	286,930	255,838	225,007
Certificates of deposit of $100,000 or more	648,035	632,961	576,382
Certificates of deposit < $100,000 and other time deposits	796,983	827,666	816,128
Total deposits	2,928,579	2,811,333	2,574,961

Other borrowed funds:
Repurchase agreements and federal funds purchased	222,872	219,040	198,880
Advances from Federal Home Loan Bank	2,439	21,670	20,286
Long-term debt	61,341	61,341	61,341
Total other borrowed funds	286,652	302,051	280,507
Total deposits and other borrowed funds	$3,215,231	$3,113,384	$2,855,468

The maximum balance for federal funds purchased and repurchase agreements at any month-end during 2012 occurred at March 31, 2012, with a month-end balance of $246.1 million.  The maximum balance for federal funds purchased and repurchase agreements at any month-end during 2011 occurred at September 30, 2011, with a month-end balance of $245.3 million.  The maximum balance for federal funds purchased and repurchase agreements at any month-end during 2010 occurred at November 30, 2010, with a month-end balance of $210.7 million.

Maturities and/or repricing of time deposits of $100,000 or more outstanding at December 31, 2012 are summarized as follows:

(in thousands)	Certificates of Deposit	Other Time Deposits	Total
Three months or less	$146,910	$10,026	$156,936
Over three through six months	110,335	8,524	118,859
Over six through twelve months	306,877	17,033	323,910
Over twelve through sixty months	79,507	13,455	92,962
Over sixty months	0	0	0
	$643,629	$49,038	$692,667

Item 2.  Properties

Our main office, which is owned by Community Trust Bank, Inc., is located at 346 North Mayo Trail, Pikeville, Kentucky 41501.  Following is a schedule of properties owned and leased by CTBI and its subsidiaries as of December 31, 2012:

Location	Owned	Leased	Total
Banking locations:
Community Trust Bank, Inc.
* Pikeville Market (lease land to 3 owned locations)	9	1	10
10 locations in Pike County, Kentucky
Floyd/Knott/Johnson Market (lease land to 1 owned location)	3	1	4
2 locations in Floyd County, Kentucky, 1 location in Knott County, Kentucky, and 1 location in Johnson County, Kentucky
Tug Valley Market (lease land to 1 owned location)	2	0	2
1 location in Pike County, Kentucky, 1 location in Mingo County, West Virginia
Whitesburg Market (lease land to 1 owned location)	4	1	5
5 locations in Letcher County, Kentucky
Hazard Market (lease land to 2 owned locations)	4	0	4
4 locations in Perry County, Kentucky
* Lexington Market (lease land to 3 owned locations)	4	2	6
6 locations in Fayette County, Kentucky
Winchester Market	2	0	2
2 locations in Clark County, Kentucky
Richmond Market (lease land to 1 owned location)	3	0	3
3 locations in Madison County, Kentucky
Mt. Sterling Market	2	0	2
2 locations in Montgomery County, Kentucky
* Versailles Market (lease land to 1 owned locations)	2	3	5
2 locations in Woodford County, Kentucky, 2 locations in Franklin County, Kentucky, and 1 location in Scott County, Kentucky
Danville Market (lease land to 1 owned location)	3	0	3
2 locations in Boyle County, Kentucky and 1 location in Mercer County, Kentucky
* Ashland Market (lease land to 1 owned location)	5	0	5
4 locations in Boyd County, Kentucky and 1 location in Greenup County, Kentucky
Flemingsburg Market	3	0	3
3 locations in Fleming County, Kentucky
Advantage Valley Market	3	1	4
2 locations in Lincoln County, West Virginia, 1 location in Wayne County, West Virginia, and 1 location in Cabell County, West Virginia
Summersville Market	1	0	1
1 location in Nicholas County, West Virginia
Middlesboro Market (lease land to 1 owned location)	3	0	3
3 locations in Bell County, Kentucky
Williamsburg Market	5	0	5
2 locations in Whitley County, Kentucky and 3 locations in Laurel County, Kentucky
Campbellsville Market (lease land to 2 owned locations)	8	0	8

2 locations in Taylor County, Kentucky, 2 locations in Pulaski County, Kentucky, 1 location in Adair County, Kentucky, 1 location in Green County, Kentucky, 1 location in Russell County, Kentucky, and 1 location in Marion County, Kentucky

Mt. Vernon Market	2	0	2
2 locations in Rockcastle County, Kentucky
* LaFollette Market	3	1	4
3 locations in Campbell County, Tennessee and 1 location in Anderson County, Tennessee
Total banking locations	71	10	81
Operational locations:
Community Trust Bank, Inc.
Pikeville (Pike County, Kentucky) (lease land to 1 owned location)	1	0	1
Lexington (Fayette County, Kentucky)	0	1	1
Total operational locations	1	1	2

Total locations	72	11	83

*Community Trust and Investment Company has leased offices in the main office locations in these markets.

See notes 8 and 15 to the consolidated financial statements included herein for the year ended December 31, 2012, for additional information relating to lease commitments and amounts invested in premises and equipment.

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

PART II

Item 5.  Market for the Registrant’s Common Equity, Related Shareholder Matters, and Issuer Purchases of Equity Securities

Our common stock is listed on The NASDAQ-Stock Market LLC – Global Select Market under the symbol CTBI.  As of February 28, 2013, there were approximately 6,900 holders of record of our outstanding common shares.

Dividends

The annual dividend paid to our stockholders was increased from $1.23 per share to $1.25 per share during 2012.  We have adopted a conservative policy of cash dividends by maintaining an average annual cash dividend ratio of less than 45%, with periodic stock dividends.  The current year cash dividend ratio was 43.1%.  Dividends are typically paid on a quarterly basis.  Future dividends are subject to the discretion of CTBI’s Board of Directors, cash needs, general business conditions, dividends from our subsidiaries, and applicable governmental regulations and policies.  For information concerning restrictions on dividends from the subsidiary bank to CTBI, see note 20 to the consolidated financial statements included herein for the year ended December 31, 2012.

Stock Repurchases

CTBI did not acquire any shares of common stock through the stock repurchase program during the years 2012 and 2011. There are 288,519 shares remaining under CTBI's current repurchase authorization. For further information, see the Stock Repurchase Program section of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Common Stock Performance

The following graph shows the cumulative return experienced by CTBI's shareholders during the last five years compared to the NASDAQ Stock Market (U.S.) and the NASDAQ Bank Stock Index.  The graph assumes the investment of $100 on December 31, 2007 in CTBI's common stock and in each index and the reinvestment of all dividends paid during the five-year period.

Comparison of 5 Year Cumulative Total Return
among Community Trust Bancorp, Inc., NASDAQ Stock Market (U.S.),
and NASDAQ Bank Stocks

Fiscal Year Ending December 31 ($)
	2007	2008	2009	2010	2011	2012
Community Trust Bancorp, Inc.	100.00	137.74	96.14	118.63	125.55	145.22
NASDAQ Stock Market (U.S.)	100.00	61.17	87.93	104.13	104.69	123.85
NASDAQ Bank Stocks	100.00	72.91	60.66	72.13	64.51	77.18

Item 6.  Selected Financial Data 2008-2012

 (in thousands except ratios, per share amounts and # of employees)

Year Ended December 31	2012		2011		2010		2009		2008
Interest income	$153,722		$158,460		$154,511		$153,050		$167,611
Interest expense	21,588		27,005		35,257		47,540		63,974
Net interest income	132,134		131,455		119,254		105,510		103,637
Provision for loan losses	9,450		13,262		16,484		17,468		11,452
Noninterest income	45,957		43,832		40,926		41,420		21,767
Noninterest expense	103,554		106,387		96,050		93,801		82,532
Income before income taxes	65,087		55,638		47,646		35,661		31,420
Income taxes	20,225		16,811		14,612		10,602		8,347
Net income	$44,862		$38,827		$33,034		$25,059		$23,073

Per common share:
Basic earnings per share	$2.90		$2.54		$2.17		$1.66		$1.54
Diluted earnings per share	$2.89		$2.53		$2.16		$1.65		$1.52
Cash dividends declared-	$1.25		$1.23		$1.21		$1.20		$1.17
as a % of net income	43.10%		48.43%		55.76%		72.29%		75.97%
Book value, end of year	$25.64		$23.78		$22.08		$21.15		$20.44
Market price, end of year	$32.78		$29.42		$28.96		$24.45		$36.75
Market to book value, end of year	1.28	x	1.24	x	1.31	x	1.16	x	1.80	x
Price/earnings ratio, end of year	11.30	x	11.58	x	13.35	x	14.73	x	23.86	x
Cash dividend yield, end of year	3.81%		4.18%		4.18%		4.91%		3.18%

At year-end:
Total assets	$3,635,664		$3,591,179		$3,355,872		$3,086,659		$2,954,531
Long-term debt	61,341		61,341		61,341		61,341		61,341
Shareholders’ equity	400,344		366,866		338,638		321,457		308,206

Averages:
Assets	$3,641,660		$3,505,903		$3,220,087		$3,047,100		$2,921,217
Deposits	2,928,579		2,811,333		2,574,961		2,409,848		2,303,720
Earning assets	3,357,134		3,221,648		2,961,971		2,830,701		2,703,054
Loans	2,549,459		2,580,351		2,461,225		2,383,875		2,283,180
Shareholders’ equity	389,377		355,773		333,645		317,711		308,401

Profitability ratios:
Return on average assets	1.23%		1.11%		1.03%		0.82%		0.79%
Return on average equity	11.52		10.91		9.90		7.89		7.48

Capital ratios:
Equity to assets, end of year	11.01%		10.22%		10.09%		10.41%		10.43%
Average equity to average assets	10.69		10.15		10.36		10.43		10.56

Risk based capital ratios:
Tier 1 capital
(to average assets)	10.65%		9.89%		10.16%		10.38%		10.37%
Tier 1 capital
(to risk weighted assets)	15.23		13.88		12.90		12.90		13.05
Total capital
(to risk weighted assets)	16.49		15.14		14.10		14.15		14.30

Other significant ratios:
Allowance to net loans, end of year	1.30%		1.30%		1.34%		1.34%		1.31%
Allowance to nonperforming loans, end of year	92.33		89.01		56.10		79.01		59.06
Nonperforming assets to loans and foreclosed properties, end of year	3.20		3.59		3.97		3.19		2.66
Net interest margin	3.99		4.13		4.07		3.77		3.88
Efficiency ratio	57.93		60.23		59.45		63.56		58.39

Other statistics:
Average common shares outstanding	15,466		15,313		15,234		15,129		15,017
Number of full-time equivalent employees, end of year	1,035		1,015		1,041		982		986

Quarterly Financial Data
(Unaudited)

(in thousands except ratios and per share amounts)

Three Months Ended	December 31	September 30	June 30	March 31
2012
Net interest income	$33,763	$33,046	$32,319	$33,006
Net interest income, taxable equivalent basis	34,221	33,518	32,785	33,444
Provision for loan losses	2,946	2,919	2,425	1,160
Noninterest income	11,943	10,838	11,989	11,187
Noninterest expense	27,843	25,813	24,148	25,750
Net income	10,552	10,209	12,232	11,869

Per common share:
Basic earnings per share	$0.68	$0.66	$0.79	$0.77
Diluted earnings per share	0.68	0.66	0.79	0.77
Dividends declared	0.315	0.315	0.31	0.31

Common stock price:
High	$36.40	$36.92	$33.68	$32.67
Low	29.60	33.15	30.25	29.13
Last trade	32.78	35.53	33.49	32.07

Selected ratios:
Return on average assets, annualized	1.15%	1.11%	1.35%	1.32%
Return on average common equity, annualized	10.47	10.26	12.77	12.72
Net interest margin, annualized	4.03	3.96	3.93	4.05

Three Months Ended	December 31	September 30	June 30	March 31
2011
Net interest income	$32,908	$33,095	$32,878	$32,574
Net interest income, taxable equivalent basis	33,325	33,509	33,258	32,940
Provision for loan losses	3,040	2,515	3,320	4,387
Noninterest income	11,559	10,942	10,593	10,738
Noninterest expense	26,867	25,827	27,146	26,547
Net income	9,888	10,665	8,970	9,304

Per common share:
Basic earnings per share	$0.64	$0.70	$0.59	$0.61
Diluted earnings per share	0.64	0.70	0.58	0.61
Dividends declared	0.31	0.31	0.305	0.305

Common stock price:
High	$29.99	$28.82	$28.74	$30.35
Low	22.28	22.64	26.00	27.03
Last trade	29.42	23.29	27.72	27.67

Selected ratios:
Return on average assets, annualized	1.09%	1.20%	1.03%	1.11%
Return on average common equity, annualized	10.71	11.75	10.23	10.96
Net interest margin, annualized	3.98	4.11	4.17	4.27

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The following Management's Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand Community Trust Bancorp, Inc., our operations, and our present business environment.  The MD&A is provided as a supplement to—and should be read in conjunction with—our consolidated financial statements and the accompanying notes thereto contained in Item 8 of this annual report.  The MD&A includes the following sections:

❖	Our Business

❖	Financial Goals and Performance

❖	Results of Operations and Financial Condition

❖	Contractual Obligations and Commitments

❖	Liquidity and Market Risk

❖	Interest Rate Risk

❖	Capital Resources

❖	Impact of Inflation, Changing Prices, and Economic Conditions

❖	Stock Repurchase Program

❖	Critical Accounting Policies and Estimates

Our Business

Community Trust Bancorp, Inc. (“CTBI”) is a bank holding company headquartered in Pikeville, Kentucky.  Currently, we own one commercial bank and one trust company.  Through our subsidiaries, we have eighty-one banking locations in eastern, northeastern, central, and south central Kentucky, southern West Virginia, and northeastern Tennessee, four trust offices across Kentucky, and one trust office in northeastern Tennessee.  At December 31, 2012, we had total consolidated assets of $3.6 billion and total consolidated deposits, including repurchase agreements, of $3.1 billion, making us the largest bank holding company headquartered in the Commonwealth of Kentucky.  Total shareholders’ equity at December 31, 2012 was $400.3 million.

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

Financial Goals and Performance

The following table shows the primary measurements used by management to assess annual performance.  The goals in the table below should not be viewed as a forecast of our performance for 2013.  Rather, the goals represent a range of target performance for 2013.  There is no assurance that any or all of these goals will be achieved.  See “Cautionary Statement Regarding Forward Looking Statements.”

	2012 Goals	2012 Performance	Variance	2013 Goals
Earnings per share	$2.63	$2.90	$0.27	$2.90 - $3.06
Net income	$40.7 million	$44.9 million	$4.2 million	$45.2 - $48.0 million
ROAA	1.11%	1.23%	0.12%	1.22% - 1.28%
ROAE	10.74%	11.52%	0.78%	11.15% - 11.21%
Revenues	$182.6 million	$178.1 million	($4.5 million)	$180.6 - $190.6 million
Noninterest revenue as of % of total revenue	22.3%	25.8%	3.5%	22.0% - 27.0%
Assets	$3.7 billion	$3.6 billion	($0.1 billion)	$3.6 - $3.8 billion
Loans	$2.7 billion	$2.6 billion	($0.1 billion)	$2.6 - $2.8 billion
Deposits, including repurchase agreements	$3.2 billion	$3.1 billion	($0.1 billion)	$3.1 - $3.3 billion
Shareholders’ equity	$388.2 million	$400.3 million	$12.1 million	$425 - $431 million

Results of Operations and Financial Condition

For the year ended December 31, 2012, we reported record earnings of $44.9 million, or $2.90 per basic share, an increase of 15.5% from the $38.8 million, or $2.54 per basic share, earned during the year ended December 31, 2011.  Earnings for the year ended December 31, 2010 were $33.0 million or $2.17 per basic share.

2012 Highlights

❖
Basic earnings per share for the year 2012 increased $0.36 per share from prior year.  The increase in earnings from prior year was supported by increased net interest income and noninterest income and decreased provision for loan loss and noninterest expense.

❖	Net interest income for the year increased 0.5% while our net interest margin declined 14 basis points.

❖	Our nonperforming loans at $36.0 million decreased $1.3 million from December 31, 2011. Nonperforming assets at $83.0 million were a $10.9 million decrease from prior year.

❖	Net loan charge-offs for the year 2012 were $9.4 million, or 0.37% of average loans, compared to $14.9 million, or 0.58% of average loans, for the year 2011.

❖	Our loan loss provision for the year 2012 was $3.8 million below 2011 as net charge-offs declined $5.5 million and loans declined $6.0 million.

❖
Our loan loss reserve as a percentage of total loans outstanding remained at 1.30% from December 31, 2011 to December 31, 2012.  Our reserve coverage (allowance for loan loss reserve to nonperforming loans) at December 31, 2012 was 92.3% compared to 89.0% at December 31, 2011.

❖	Noninterest income for the year 2012 increased 4.8% as a result of increased gains on sales of loans, trust revenue, and loan related fees, as well as a $1.0 million increase in net securities gains.

❖
Noninterest expense for the year decreased 2.7% from prior year as a result of decreases in FDIC insurance premiums, legal fees, other real estate owned expense, and repossession expense, partially offset by an increase in personnel expense.

❖	Our loan portfolio decreased $6.0 million from prior year.

❖	Our investment portfolio increased $75.9 million from prior year.

❖	Deposits, including repurchase agreements, increased $18.4 million from prior year.

❖	Our tangible common equity/tangible assets ratio remains strong at 9.36%.

Income Statement Review

(dollars in thousands)				Change 2012 vs. 2011
Year Ended December 31	2012	2011	2010	Amount	Percent
Net interest income	$132,134	$131,455	$119,254	$679	0.5%
Provision for loan losses	9,450	13,262	16,484	(3,812)	(28.7)
Noninterest income	45,957	43,832	40,926	2,125	4.8
Noninterest expense	103,554	106,387	96,050	(2,833)	(2.7)
Income taxes	20,225	16,811	14,612	3,414	20.3
Net income	$44,862	$38,827	$33,034	$6,035	15.5%

Average earning assets	$3,357,134	$3,221,648	$2,961,971	$135,486	4.2%

Yield on average earnings assets	4.63%	4.97%	5.26%	(0.34)%	(6.8)%
Cost of interest bearing funds	0.83%	1.06%	1.51%	(0.23)%	(21.7)%

Net interest margin	3.99%	4.13%	4.07%	(0.14%)	(3.4%)

Net Interest Income

Net interest income for the year 2012 increased $0.7 million as our net interest margin declined 14 basis points and average earning assets increased 4.2%.  Our yield on average earning assets decreased 34 basis points from prior year.  Loans represented 75.9% of our average earning assets for the year ended December 31, 2012, compared to 80.1% for the year ended December 31, 2011.  Our cost of interest bearing funds decreased 23 basis points from prior year.  The increased cost of our Hoops CD product resulting from the University of Kentucky’s national championship win increased our cost of interest bearing funds and decreased our net interest margin by approximately 4 basis points for the year.

We experienced a 6 basis point improvement in our net interest margin for the year 2011 compared to prior year.  Average earning assets for the year increased 8.8% from prior year, and the yield on average earning assets decreased 29 basis points.  The decline in yield on earning assets was the result of a change in our earning asset mix.  Loans represented 80.1% of our average earning assets for the year ended December 31, 2011, compared to 83.1% for the year ended December 31, 2010.  As deposits, including repurchase agreements, increased and loan demand slowed, management chose to invest the excess liquidity in our investment portfolio.  The cost of interest bearing funds decreased 45 basis points from prior year, primarily the result of the repricing of our CD products.

Provision for Loan Losses

The provision for loan losses that was added to the allowance for 2012 of $9.5 million was a $3.8 million decrease from prior year.  This provision represented a charge against current earnings in order to maintain the allowance at an appropriate level determined using the accounting estimates described in the Critical Accounting Policies and Estimates section.

The provision for loan losses that was added to the allowance for 2011 of $13.3 million was a $3.2 million decrease from 2010.

Noninterest Income

Noninterest income for the year ended December 31, 2012 increased 4.8% from prior year.  The year over year increase was a result of increased gains on sales of loans, trust revenue, and loan related fees, partially offset by a decline in deposit service charges.    Deposit service charges were negatively impacted by a change in the processing of overdraft items.  Loan related fees were impacted by a $0.8 million variance year over year in adjustments to the fair value of our mortgage servicing rights, as well as the receipt of a $0.4 million commercial loan prepayment penalty.  Noninterest income was also impacted by $1.2 million in net securities gains for the year 2012 compared to $0.2 million for the year 2011.

Noninterest income for the year ended December 31, 2011 increased 7.1% from prior year.  The year over year increase was primarily attributable to increased gains on sales of loans, deposit service charges, and trust revenue partially offset by decreased loan related fees.

Noninterest Expense

Noninterest expense for the year ended December 31, 2012 decreased 2.7% from prior year as a result of decreases in FDIC insurance premiums, legal fees, other real estate owned expense, and repossession expense, partially offset by an increase in personnel expense associated with our employee incentive accrual of $3.0 million.

Noninterest expense for the year ended December 31, 2011 increased 10.8% from prior year, primarily as a result of increased personnel expense, including health insurance and the increase related to our LaFollette acquisition; repossession expense; and other real estate owned expense, including adjustments to reflect declines in the values of foreclosed properties, as well as expected losses in investments in limited partnerships that were offset by tax credits.  Other real estate owned expense during the year of $8.6 million was significantly impacted by a $3.2 million decrease in the carrying value of two groups of foreclosed properties that were vandalized.  The insurance claims relative to these vandalisms have been resolved with no significant recoveries.

Balance Sheet Review

CTBI’s total assets at $3.6 billion increased $44.5 million, or 1.2%, from December 31, 2011.  Loans outstanding at December 31, 2012 were $2.6 billion, decreasing $6.0 million, or 0.2%, year over year.  Loan growth during the year of $8.5 million in the commercial loan portfolio and $45.8 million in the residential loan portfolio was offset by decline of $60.3 million in the consumer loan portfolio, primarily in our indirect auto lending area.  The increase in the residential loan portfolio resulted from our decision to keep a portion of Federal Home Loan Mortgage Corporation (FHLMC) qualified loans which we normally sell in our in-house loan portfolio during the year.  The decrease in indirect auto lending is the result of management’s decision not to invest in long-term fixed rate auto loans at the current market rates.  We recently began offering a new program to be more competitive in the indirect lending area while still obtaining an appropriate yield.  CTBI's investment portfolio increased $75.9 million, or 14.4%, from December 31, 2011.  Deposits, including repurchase agreements, at $3.1 billion increased $18.4 million, or 0.6%, from December 31, 2011.

Shareholders’ equity at December 31, 2012 was $400.3 million compared to $366.9 million at December 31, 2011.  CTBI's annualized dividend yield to shareholders as of December 31, 2012 was 3.84%.

Loans

(in thousands)	December 31, 2012
Loan Category	Balance	Variance from Prior Year	Net Charge-Offs	Nonperforming	ALLL
Commercial:
Construction	$119,447	(0.9)%	$999	$9,733	$4,033
Secured by real estate	807,213	1.0	1,732	11,515	13,541
Equipment lease financing	9,246	(4.7)	0	0	126
Other commercial	376,348	0.5	2,469	5,522	5,469
Total commercial	1,312,254	0.7	5,200	26,770	23,169

Residential:
Real estate construction	55,041	2.8	161	511	376
Real estate mortgage	696,928	7.2	972	7,664	4,767
Home equity	82,292	(3.0)	237	582	563
Total residential	834,261	5.8	1,370	8,757	5,706

Consumer:
Consumer direct	122,581	(1.1)	707	98	1,102
Consumer indirect	281,477	(17.3)	2,099	381	3,268
Total consumer	404,058	(13.0)	2,806	479	4,370

Total loans	$2,550,573	(0.2)%	$9,376	$36,006	$33,245

Asset Quality

CTBI's total nonperforming loans were $36.0 million at December 31, 2012, a 3.4% decrease from the $37.3 million at December 31, 2011.  The decrease for the year included a $9.0 million decrease in nonaccrual loans partially offset by a $7.7 million increase in the 90+ days past due category.  The increase in the 90+ past due loans is made up of various commercial loans that are considered to be well secured and in the process of collection.  Loans 30-89 days past due at $27.0 million is an increase of $5.3 million from December 31, 2011.  The increase in our 30-89 days past due loans is primarily one commercial relationship collateralized by income producing property and is considered well secured.  Our loan portfolio management processes focus on the immediate identification, management, and resolution of problem loans to maximize recovery and minimize loss.  Our loan risk management processes include weekly delinquent loan review meetings at the market levels and monthly delinquent loan review meetings involving senior corporate management to review all nonaccrual loans and loans 30 days or more past due.  Any activity regarding a criticized/classified loan (i.e. problem loan) must be approved by CTB's Watch List Asset Committee (i.e. Problem Loan Committee).  CTB's Watch List Asset Committee also meets on a quarterly basis and reviews every criticized/classified loan of $100,000 or greater.  We also have a Loan Review Department that reviews every market within CTB annually and performs extensive testing of the loan portfolio to assure the accuracy of loan grades and classifications for delinquency, troubled debt restructuring, impaired status, impairment, nonaccrual status, and adequate loan loss reserves.  The Loan Review Department has annually reviewed on average 94% of the outstanding commercial loan portfolio for the past three years.  The average annual review percentage of the consumer and residential loan portfolio for the past three years was 89% based on the loan production during the number of months included in the review scope which is generally four to six months.

Impaired loans, loans not expected to meet contractual principal and interest payments, at December 31, 2012 totaled $62.5 million compared to $47.1 million at December 31, 2011.  Included in certain loan categories of impaired loans are troubled debt restructurings that were classified as impaired.  At December 31, 2012, CTBI had $19.5 million in commercial loans secured by real estate, $5.0 million in commercial real estate construction loans, $4.5 million in commercial other loans, and $0.7 million in real estate mortgage loans that were modified in troubled debt restructurings and impaired.  Management evaluates all impaired loans for impairment and records a direct charge-off or provides specific reserves when necessary.

For further information regarding nonperforming and impaired loans, see note 4 to the consolidated financial statements.

CTBI generally does not offer high risk loans such as option ARM products, high loan to value ratio mortgages, interest-only loans, loans with initial teaser rates, or loans with negative amortizations, and therefore, CTBI would have no significant exposure to these products.

Our level of foreclosed properties at $47.0 million at December 31, 2012 was a decrease from $56.5 million at December 31, 2011.  Sales of foreclosed properties for the year ended December 31, 2012 totaled $19.3 million while new foreclosed properties totaled $12.0 million.  At December 31, 2012, the book value of properties under contracts to sell was $3.3 million; however, the closings had not occurred at year-end.

When foreclosed properties are acquired, appraisals are obtained and the properties are booked at the current market value less expected sales costs.  Additionally, periodic updated appraisals are obtained on unsold foreclosed properties.  When an updated appraisal reflects a market value below the current book value, a charge is booked to current earnings to reduce the property to its new market value less expected sales costs.  Charges to earnings in 2012 to reflect the decrease in current market values of foreclosed properties totaled $2.7 million.  There were 136 properties reappraised during 2012.  Of these, 59 were written down by a total of $2.3 million.  Charges during the year ended December 31, 2011 were $6.4 million.  Our policy for determining the frequency of periodic reviews is based upon consideration of the specific properties and the known or perceived market fluctuations in a particular market and is typically between 12 and 18 months but generally not more than 24 months.  Sixty-one percent of our OREO properties have been reappraised within the past 12 months.  Our nonperforming loans and foreclosed properties remain primarily concentrated in our Central Kentucky Region.  Management anticipates that our foreclosed properties will remain elevated as we work through current market conditions.

The major classifications of foreclosed properties are shown in the following table:

(in thousands) December 31	2012	2011
1-4 family	$12,381	$20,065
Agricultural/farmland	653	652
Construction/land development/other	23,823	23,006
Multifamily	1,281	1,841
Non-farm/non-residential	8,848	10,981
Total foreclosed properties	$46,986	$56,545

The appraisal aging analysis of foreclosed properties, as well as the holding period, at December 31, 2012 is shown below:

(in thousands)

Appraisal Aging Analysis		Holding Period Analysis
Days Since Last Appraisal	Current Book Value	Holding Period	Current Book Value
Up to 90 days	$17,006	Less than one year	$7,676
91 to 180 days	2,343	1 to 2 years	19,625
181 to 270 days	6,207	2 to 3 years	4,430
271 to 365 days	3,315	3 to 4 years	13,092
Over one year	18,115	Over 4 years	2,163
Total	$46,986	Total	$46,986

Net loan charge-offs for the year were $9.4 million, or 0.37% of average loans annualized, a decrease from prior year's $14.9 million, or 0.58% of average loans annualized.  Of the total net charge-offs, $5.2 million were in commercial loans, $2.1 million were in indirect auto loans, and $1.1 million were in residential real estate mortgage loans.

Our loan loss reserve as a percentage of total loans outstanding at December 31, 2012 remained at 1.30% from December 31, 2011.  Our reserve coverage (allowance for loan loss reserve to nonperforming loans) was 92.3% at December 31, 2012 compared to 89.0% at December 31, 2011.

Contractual Obligations and Commitments

As disclosed in the notes to the consolidated financial statements, we have certain obligations and commitments to make future payments under contracts.  At December 31, 2012, the aggregate contractual obligations and commitments are:

Contractual Obligations:	Payments Due by Period
(in thousands)	Total	1 Year	2-5 Years	After 5 Years
Deposits without stated maturity	$1,488,881	$1,488,881	$0	$0
Certificates of deposit and other time deposits	1,414,967	1,241,997	172,604	366
Repurchase agreements and other short-term borrowings	222,434	222,434	0	0
Advances from Federal Home Loan Bank	1,429	152	439	838
Interest on advances from Federal Home Loan Bank*	102	28	65	9
Long-term debt	61,341	0	0	61,341
Interest on long-term debt*	59,245	1,193	9,063	48,989
Annual rental commitments under leases	7,284	1,607	3,074	2,603
Total contractual obligations	$3,255,683	$2,956,292	$185,245	$114,146

*The amounts provided as interest on advances from Federal Home Loan Bank and interest on long-term debt assume the liabilities will not be prepaid and interest is calculated to their individual maturities.

The interest on $61.3 million in long-term debt is calculated based on the three-month LIBOR plus 1.59% until its maturity of June 1, 2037.  The three-month LIBOR rate is projected using the most likely rate forecast from assumptions incorporated in the interest rate risk model and is determined two business days prior to the interest payment date.  These assumptions are uncertain, and as a result, the actual payments will differ from the projection due to changes in economic conditions.

Other Commitments:	Amount of Commitment - Expiration by Period
(in thousands)	Total	1 Year	2-5 Years	After 5 Years
Standby letters of credit	$41,207	$33,435	$7,772	$0
Commitments to extend credit	386,293	309,691	63,595	13,007
Total other commitments	$427,500	$343,126	$71,367	$13,007

Commitments to extend credit and standby letters of credit do not necessarily represent future cash requirements in that these commitments often expire without being drawn upon.  Refer to note 17 to the consolidated financial statements for additional information regarding other commitments.

Liquidity and Market Risk

The objective of CTBI’s Asset/Liability management function is to maintain consistent growth in net interest income within our policy limits. This objective is accomplished through management of our consolidated balance sheet composition, liquidity, and interest rate risk exposures arising from changing economic conditions, interest rates, and customer preferences. The goal of liquidity management is to provide adequate funds to meet changes in loan and lease demand or deposit withdrawals. This is accomplished by maintaining liquid assets in the form of cash and cash equivalents and investment securities, sufficient unused borrowing capacity, and growth in core deposits. As of December 31, 2012, we had approximately $207.6 million in cash and cash equivalents and approximately $603.3 million in securities valued at estimated fair value designated as available-for-sale and available to meet liquidity needs on a continuing basis.  Additional asset-driven liquidity is provided by the remainder of the securities portfolio and the repayment of loans.  In addition to core deposit funding, we also have a variety of other short-term and long-term funding sources available.  We also rely on Federal Home Loan Bank advances for both liquidity and management of our asset/liability position.  Federal Home Loan Bank advances were $1.4 million at December 31, 2012 compared to $21.6 million at December 31, 2011.  As of December 31, 2012, we had a $320.9 million available borrowing position with the Federal Home Loan Bank.  We generally rely upon net inflows of cash from financing activities, supplemented by net inflows of cash from operating activities, to provide cash for our investing activities.  As is typical of many financial institutions, significant financing activities include deposit gathering, use of short-term borrowing facilities such as repurchase agreements and federal funds purchased, and issuance of long-term debt.  At December 31, 2012, we had $44 million in lines of credit with various correspondent banks available to meet any future cash needs.  Our primary investing activities include purchases of securities and loan originations.  We do not rely on any one source of liquidity and manage availability in response to changing consolidated balance sheet needs.  At December 31, 2012, federal funds sold were $6.7 million compared to $2.7 million at December 31, 2011, and deposits with the Federal Reserve were $123.9 million compared to $159.0 million at December 31, 2011.  Additionally, we project cash flows from our investment portfolio to generate additional liquidity over the next 90 days.

The investment portfolio consists of investment grade short-term issues suitable for bank investments.  The majority of the investment portfolio is in U.S. government and government sponsored agency issuances.  The average life of the portfolio is 4.28 years. At the end of 2012, available-for-sale (“AFS”) securities comprised approximately 99.7% of the total investment portfolio, and the AFS portfolio was approximately 151% of equity capital.  Eighty-seven percent of the pledge eligible portfolio was pledged.

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

The following table shows our estimated earnings sensitivity profile as of December 31, 2012:

Change in Interest Rates (basis points)	Percentage Change in Net Interest Income (12 Months)
+400	3.28%
+300	2.02%
+200	0.95%
+100	0.40%
-25	(0.16)%

The following table shows our estimated earnings sensitivity profile as of December 31, 2011:

Change in Interest Rates (basis points)	Percentage Change in Net Interest Income (12 Months)
+400	3.32%
+300	2.08%
+200	1.03%
+100	0.46%
-25	(0.25)%

The simulation model used the yield curve spread evenly over a twelve-month period.  The measurement at December 31, 2012 estimates that our net interest income in an up-rate environment would increase by 3.28% at a 400 basis point change, 2.02% increase at a 300 basis point change, 0.95% increase at a 200 basis point change, and a 0.40% increase at a 100 basis point change.  In a down-rate environment, a 25 basis point decrease in interest rates would decrease net interest income by 0.16% over one year.  In order to reduce the exposure to interest rate fluctuations and to manage liquidity, we have developed sale procedures for several types of interest-sensitive assets.  Virtually all long-term, fixed rate single family residential mortgage loans underwritten according to Federal Home Loan Mortgage Corporation guidelines are sold for cash upon origination or originated under terms where they could be sold.  Periodically, additional assets such as commercial loans are also sold.  In 2012 and 2011, $113.6 million and $81.1 million, respectively, was realized on the sale of fixed rate residential mortgages.  We focus our efforts on consistent net interest revenue and net interest margin growth through each of the retail and wholesale business lines.  We do not currently engage in trading activities.

The preceding analysis was prepared using a rate ramp analysis which attempts to spread changes evenly over a specified time period as opposed to a rate shock which measures the impact of an immediate change.  Had these measurements been prepared using the rate shock method, the results would vary.

Our Static Repricing GAP as of December 31, 2012 is presented below.  In the 12 month repricing GAP, rate sensitive liabilities (“RSL”) exceeded rate sensitive assets (“RSA”) by $197.1 million.

(dollars in thousands)	1-3 Months		4-6 Months		7-9 Months		10-12 Months		2-3 Years		4-5 Years		> 5 Years

Assets	$1,542,534		$206,889		$167,737		$146,998		$515,436		$225,432		$830,637

Liabilities and Equity	882,147		353,677		416,304		609,180		872,467		53,951		447,937

Repricing difference	660,388		(146,788)		(248,566)		(462,182)		(357,031)		171,480		382,699

Cumulative GAP	660,388		513,599		265,033		(197,149)		(554,179)		(382,699)		0

RSA/RSL	1.75	x	0.58	x	0.40	x	0.24	x	0.59	x	4.18	x	1.85	x

Cumulative GAP to total assets	18.16%		14.13%		7.29%		(5.42)%		(15.24)%		(10.53)%		0.00%

Capital Resources

We continue to grow our shareholders’ equity while also providing an annual dividend yield for the year 2012 of 3.81% to shareholders.  Shareholders’ equity increased 9.1% from December 31, 2011 to $400.3 million at December 31, 2012.  Our primary source of capital growth is the retention of earnings.  Cash dividends were $1.25 per share for 2012 and $1.23 per share for 2011.  We retained 56.9% of our earnings in 2012 compared to 51.6% in 2011.

Regulatory guidelines require bank holding companies, commercial banks, and savings banks to maintain certain minimum capital ratios and define companies as “well-capitalized” that sufficiently exceed the minimum ratios.  The banking regulators may alter minimum capital requirements as a result of revising their internal policies and their ratings of individual institutions.  To be “well-capitalized” banks and bank holding companies must maintain a Tier 1 leverage ratio of no less than 5.0%, a Tier 1 risk based ratio of no less than 6.0%, and a total risk based ratio of no less than 10.0%.  Our ratios as of December 31, 2012 were 10.65%, 15.23%, and 16.49%, respectively, all exceeding the threshold for meeting the definition of “well-capitalized.”  See note 20 to the consolidated financial statements for further information.

As of December 31, 2012, we are not aware of any current recommendations by banking regulatory authorities which, if they were to be implemented, would have, or are reasonably likely to have, a material adverse impact on our liquidity, capital resources, or operations, except as provided for in the Dodd-Frank Act which is discussed in the Supervision and Regulation section of Item 1. Business and the Basel III Proposal which is discussed below.

Basel III Proposal

In the summer of 2012, our primary federal regulators, published two notices of proposed rulemaking (the “2012 Capital Proposals”) that would substantially revise the risk-based capital requirements applicable to bank holding companies and depository institutions, including CTBI and CTB, compared to the current U.S. risk-based capital rules, which are based on the international capital accords of the Basel Committee on Banking Supervision (the “Basel Committee”) which are generally referred to as “Basel I.”

One of the 2012 Capital Proposals (the “Basel III Proposal”) addresses the components of capital and other issues affecting the numerator in banking institutions’ regulatory capital ratios, and would implement the Basel Committee’s December 2010 framework, known as “Basel III,” for strengthening international capital standards. The other proposal (the “Standardized Approach Proposal”) addresses risk weights and other issues affecting the denominator in banking institutions’ regulatory capital ratios, and would replace the existing Basel I-derived risk weighting approach with a more risk-sensitive approach based, in part, on the standardized approach in the Basel Committee’s 2004 “Basel II” capital accords. Although the Basel III Proposal was proposed to come into effect on January 1, 2013, the federal banking agencies jointly announced on November 9, 2012 that they do not expect any of the proposed rules to become effective on that date. As proposed, the Standardized Approach Proposal would come into effect on January 1, 2015.

The federal banking agencies have not proposed rules implementing the final liquidity framework of Basel III, and have not determined to what extent they will apply to U.S. banks that are not large, internationally active banks.

It is management’s belief that, as of December 31, 2012, CTBI and CTB would meet all capital adequacy requirements under the Basel III and Standardized Approach Proposals on a fully phased-in basis if such requirements were currently effective. The regulations ultimately applicable to financial institutions may be substantially different from the Basel III final framework as published in December 2010 and the proposed rules issued in June 2012. Management will continue to monitor these and any future proposals submitted by our regulators.

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

In November 2009, the FDIC issued a rule that required all insured depository institutions, with limited exceptions, to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011, and 2012.  The FDIC also adopted a uniform three-basis point increase in assessment rates effective on January 1, 2011.  In December 2009, CTBI paid $14.2 million in prepaid risk-based assessment, which included $0.9 million related to the fourth quarter of 2009 that would have otherwise been payable in the first quarter of 2010.  This amount was included in deposit insurance expense for 2009.  The remaining $13.3 million in prepaid deposit insurance was included in other assets on the consolidated balance sheet as of December 31, 2009.  During 2010, $3.9 million was expensed as a component of FDIC insurance and $0.9 million in prepaid deposit insurance was acquired from LaFollette, leaving $10.3 million in the prepaid.  During 2011, $2.9 million was expensed as a component of FDIC insurance, leaving $7.4 million in the prepaid.  During 2012, $2.4 million was expensed as a component of FDIC insurance, leaving $5.0 million in the prepaid.

FDIC insurance expense totaled $2.6 million, $3.2 million, and $4.4 million in 2012, 2011, and 2010.  FDIC insurance expense includes deposit insurance assessments and Financing Corporation (FICO) assessments.

On July 21, 2010, President Obama signed the Dodd-Frank Act into law.  This law has significantly changed the current bank regulatory structure and affected the lending, deposit, investment, trading, and operating activities of financial institutions and their holding companies.  The Dodd-Frank Act requires various federal agencies to adopt a broad range of implementing rules and regulations, and to prepare numerous studies and reports for Congress.  The federal agencies have been given significant discretion in drafting the implementing rules and regulations, and consequently, many of the details and much of the impact of the Dodd-Frank Act are still unknown.

Among many other provisions, the Dodd-Frank Act broadens the base for FDIC insurance assessments.  Assessments are now based on the average consolidated total assets less tangible equity capital of a financial institution.  The Dodd-Frank Act also permanently increased the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2008, and noninterest bearing transaction accounts and IOLTA accounts had unlimited deposit insurance through December 31, 2012.  Effective January 1, 2013, money in noninterest-bearing transaction accounts (including IOLTA/IOLA) no longer receive unlimited deposit insurance coverage from the FDIC, but will  be FDIC-insured up to the legal maximum of $250,000 for each ownership category. See the Supervision and Regulation section of Item 1. Business for further information on the provisions of the Dodd-Frank Act.

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

The national and global economic downturn has resulted in unprecedented levels of financial market volatility and has in general adversely impacted the market value of financial institutions, limited access to capital and had an adverse effect on the financial condition and results of operations of banking companies in general, including CTBI.  From early 2008 to the middle of 2010, CTBI experienced significant challenges, credit quality deteriorated, and net income and results of operations were adversely impacted.  While there has been improvement in economic conditions in our markets starting in the second half of 2010 and continuing into 2012, we believe that we will continue to experience a challenging environment in 2013.  CTBI is a part of the financial system and a continuation of systemic lack of available credit, lack of confidence in the financial sector, increased volatility in the financial markets, and reduced business activity could materially and adversely impact CTBI’s business, financial condition and results of operations.

Stock Repurchase Program

CTBI’s stock repurchase program began in December 1998 with the authorization to acquire up to 500,000 shares and was increased by an additional 1,000,000 shares in July 2000 and in May 2003.  We have not repurchased any shares of our common stock since February 2008.  There are currently 288,519 shares remaining under CTBI’s current repurchase authorization.  As of December 31, 2012, a total of 2,211,481 shares have been repurchased through this program.  The following table shows Board authorizations and repurchases made through the stock repurchase program for the years 1998 through 2012:

	Board Authorizations	Repurchases*		Shares Available for Repurchase
		Average Price ($)	# of Shares
1998	500,000	-	0
1999	0	15.89	131,517
2000	1,000,000	11.27	694,064
2001	0	14.69	444,945
2002	0	19.48	360,287
2003	1,000,000	21.58	235,668
2004	0	25.45	55,000
2005	0	-	0
2006	0	-	0
2007	0	31.42	196,500
2008	0	28.08	93,500
2009	0	-	0
2010	0	-	0
2011	0	-	0
2012	0	-	0
Total	2,500,000	17.52	2,211,481	288,519

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

Historical loss rates for loans are adjusted for significant factors that, in management’s judgment, reflect the impact of any current conditions on loss recognition.  We generally review the historical loss rates over eight quarters and four quarters on a rolling average basis.  Factors that we consider include delinquency trends, current economic conditions and trends, strength of supervision and administration of the loan portfolio, levels of underperforming loans, level of recoveries to prior year’s charge-offs, trend in loan losses, industry concentrations and their relative strengths, amount of unsecured loans and underwriting exceptions.  Based upon management’s judgment, “best case,” “worst case,” and “most likely” scenarios are determined.  The total of each of these weighted factors is then applied against the applicable portion of the portfolio and the ALLL is adjusted accordingly to approximate the most likely scenario.  Management continually reevaluates the other subjective factors included in its ALLL analysis.  During the third quarter 2012 analysis, management increased several of these subjective factors including trends in past dues, trends in losses, and current economic and regulatory conditions impacting business and individual customers in our geographic markets.  The cumulative effect of all of the changes increased the amount calculated for our “most likely” scenario by $3.2 million at December 31, 2012.

Other Real Estate Owned – When foreclosed properties are acquired, appraisals are obtained and the properties are booked at the current market value less expected sales costs.  Additionally, periodic updated appraisals are obtained on unsold foreclosed properties.  When an updated appraisal reflects a market value below the current book value, a charge is booked to current earnings to reduce the property to its new market value less expected sales costs.  Our policy for determining the frequency of periodic reviews is based upon consideration of the specific properties and the known or perceived market fluctuations in a particular market and is typically between 12 and 18 months but generally not more than 24 months.  All revenues and expenses related to the carrying of other real estate owned are recognized by a charge to income.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

CTBI currently does not engage in any hedging activity or any derivative activity which management considers material.  Analysis of CTBI’s interest rate sensitivity can be found in the Interest Rate Risk section of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 8. Financial Statements and Supplementary Data

Community Trust Bancorp, Inc.
Consolidated Balance Sheets

(dollars in thousands) December 31	2012	2011
Assets:
Cash and due from banks	$73,451	$69,723
Interest bearing deposits	127,438	166,057
Federal funds sold	6,671	2,701
Cash and cash equivalents	207,560	238,481

Certificates of deposit in other banks	5,336	11,875
Securities available-for-sale at fair value (amortized cost of $583,858 and $511,731, respectively)	603,343	527,398
Securities held-to-maturity at amortized cost (fair value of $1,659 and $1,661, respectively)	1,662	1,662
Loans held for sale	22,486	536

Loans	2,550,573	2,556,548
Allowance for loan losses	(33,245)	(33,171)
Net loans	2,517,328	2,523,377

Premises and equipment, net	54,321	54,297
Federal Home Loan Bank stock	25,673	25,673
Federal Reserve Bank stock	4,885	4,883
Goodwill	65,490	65,490
Core deposit intangible (net of accumulated amortization of $7,712 and $7,499, respectively)	904	1,117
Bank owned life insurance	44,893	43,483
Mortgage servicing rights	2,364	2,282
Other real estate owned	47,537	56,965
Other assets	31,882	33,660
Total assets	$3,635,664	$3,591,179

Liabilities and shareholders’ equity:
Deposits
Noninterest bearing	$606,448	$584,735
Interest bearing	2,297,400	2,293,624
Total deposits	2,903,848	2,878,359

Repurchase agreements	210,120	217,177
Federal funds purchased and other short-term borrowings	12,314	13,104
Advances from Federal Home Loan Bank	1,429	21,609
Long-term debt	61,341	61,341
Other liabilities	46,268	32,723
Total liabilities	3,235,320	3,224,313

Shareholders’ equity:
Preferred stock, 300,000 shares authorized and unissued	-	-
Common stock, $5 par value, shares authorized 25,000,000; shares outstanding 2012 – 15,612,935; 2011 – 15,429,992	78,065	77,151
Capital surplus	160,670	156,101
Retained earnings	148,944	123,431
Accumulated other comprehensive income, net of tax	12,665	10,183
Total shareholders’ equity	400,344	366,866

Total liabilities and shareholders’ equity	$3,635,664	$3,591,179

See notes to consolidated financial statements.

Consolidated Statements of Income and Other Comprehensive Income

(in thousands except per share data) Year Ended December 31	2012	2011	2010
Interest income:
Interest and fees on loans, including loans held for sale	$137,653	$144,635	$142,109
Interest and dividends on securities:
Taxable	12,009	10,133	8,934
Tax exempt	2,074	1,712	1,601
Interest and dividends on Federal Reserve Bank and Federal Home Loan Bank stock	1,433	1,374	1,351
Other, including interest on federal funds sold	553	606	516
Total interest income	153,722	158,460	154,511

Interest expense:
Interest on deposits	17,911	21,282	29,152
Interest on repurchase agreements and other short-term borrowings	1,240	1,625	2,027
Interest on advances from Federal Home Loan Bank	34	99	79
Interest on long-term debt	2,403	3,999	3,999
Total interest expense	21,588	27,005	35,257

Net interest income	132,134	131,455	119,254
Provision for loan losses	9,450	13,262	16,484
Net interest income after provision for loan losses	122,684	118,193	102,770

Noninterest income:
Service charges on deposit accounts	23,996	25,576	23,255
Gains on sales of loans, net	2,562	1,749	1,642
Trust income	6,918	6,354	5,846
Loan related fees	4,042	2,372	3,247
Bank owned life insurance	1,760	1,721	1,676
Securities gains	1,155	218	0
Other noninterest income	5,524	5,842	5,260
Total noninterest income	45,957	43,832	40,926

Noninterest expense:
Officer salaries and employee benefits	10,561	8,379	8,244
Other salaries and employee benefits	41,327	40,416	39,020
Occupancy, net	7,546	7,929	7,058
Equipment	3,876	3,750	3,865
Data processing	6,394	6,495	6,889
Bank franchise tax	4,571	4,290	4,065
Legal fees	2,154	2,644	2,727
Professional fees	1,545	1,256	1,199
FDIC insurance	2,553	3,192	4,410
Other real estate owned provision and expense	5,267	8,604	2,626
Other noninterest expense	17,760	19,432	15,947
Total noninterest expense	103,554	106,387	96,050

Income before income taxes	65,087	55,638	47,646
Income taxes	20,225	16,811	14,612
Net income	$44,862	$38,827	$33,034

Other comprehensive income:
Unrealized holding gains (losses) on securities available-for-sale:
Unrealized holding gains arising during the period	4,973	9,868	(464)
Less: Reclassification adjustments for realized gains included in net income	(1,155)	(218)	0
Tax expense (benefit)	1,336	3,378	(162)
Other comprehensive income (loss), net of tax	2,482	6,272	(302)
Comprehensive income	$47,344	$45,099	$32,732

Basic earnings per share	$2.90	$2.54	$2.17
Diluted earnings per share	$2.89	$2.53	$2.16

Weighted average shares outstanding-basic	15,466	15,313	15,234
Weighted average shares outstanding-diluted	15,521	15,364	15,259

Dividends declared per share	$1.25	$1.23	$1.21

See notes to consolidated financial statements.

Consolidated Statements of Changes in Shareholders’ Equity

(in thousands except per share and share amounts)	Common Shares	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Total
Balance, January 1, 2010	15,200,773	$76,004	$152,400	$88,840	$4,213	$321,457
Net income				33,034		33,034
Net change in unrealized gain/loss on securities available-for-sale, net of tax of $162					(302)	(302)
Cash dividends declared ($1.21 per share)				(18,435)		(18,435)
Issuance of common stock	93,115	466	1,409			1,875
Issuance of restricted stock	44,996	225	(225)			0
Forfeiture of restricted stock	(4,474)	(22)	22			0
Stock-based compensation and related excess tax benefits			1,009			1,009
Balance, December 31, 2010	15,334,410	76,673	154,615	103,439	3,911	338,638
Net income				38,827		38,827
Net change in unrealized gain/loss on securities available-for-sale, net of tax of ($3,378)					6,272	6,272
Cash dividends declared ($1.23 per share)				(18,835)		(18,835)
Issuance of common stock	50,256	251	1,040			1,291
Issuance of restricted stock	45,542	228	(228)			0
Forfeiture of restricted stock	(216)	(1)	1			0
Stock-based compensation and related excess tax benefits			673			673
Balance, December 31, 2011	15,429,992	77,151	156,101	123,431	10,183	366,866
Net income				44,862		44,862
Net change in unrealized gain/loss on securities available-for-sale, net of tax of ($1,336)					2,482	2,482
Cash dividends declared ($1.25 per share)				(19,349)		(19,349)
Issuance of common stock	182,612	912	3,483			4,395
Issuance of restricted stock	331	2	(2)			0
Stock-based compensation and related excess tax benefits			1,088			1,088
Balance, December 31, 2012	15,612,935	$78,065	$160,670	$148,944	$12,665	$400,344

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows

(in thousands) Year Ended December 31	2012	2011	2010
Cash flows from operating activities:
Net income	$44,862	$38,827	$33,034
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,324	4,216	4,377
Deferred taxes	5,441	(94)	219
Stock-based compensation	592	650	804
Excess tax benefits of stock-based compensation	496	23	205
Provision for loan losses	9,450	13,262	16,484
Write-downs of other real estate owned and other repossessed assets	2,704	6,464	689
Securities gains	(1,155)	(218)	0
Gains on sale of mortgage loans held for sale	(2,562)	(1,749)	(1,642)
(Gains)/losses on sale of assets, net	328	(34)	139
Proceeds from sale of mortgage loans held for sale	113,632	81,095	82,324
Funding of mortgage loans held for sale	(133,021)	(79,427)	(79,319)
Amortization of securities premiums and discounts, net	5,375	3,719	2,422
Change in cash surrender value of bank owned life insurance	(1,410)	(1,407)	(1,580)
Death benefits received on bank owned life insurance	0	79	0
Mortgage servicing rights:
Fair value adjustments	559	1,405	769
New servicing assets created	(641)	(526)	(524)
Changes in:
Other assets	1,792	(746)	1,259
Other liabilities	7,130	(1,213)	1,644
Net cash provided by operating activities	57,896	64,326	61,304

Cash flows from investing activities:
Certificates of deposit in other banks:
Purchase of certificates of deposit	0	0	(16,363)
Maturity of certificates of deposit	6,539	2,887	1,701
Securities available-for-sale (AFS):
Purchase of AFS securities	(285,795)	(312,615)	(168,612)
Proceeds from sales of AFS securities	39,856	12,045	0
Proceeds from prepayments and maturities of AFS securities	169,592	117,996	127,072
Securities held-to-maturity (HTM):
Purchase of HTM securities	0	(480)	(480)
Proceeds from prepayments and maturities of HTM securities	0	480	13,154
Change in loans, net	(7,664)	4,632	(75,996)
Purchase of premises and equipment	(4,301)	(3,116)	(2,426)
Proceeds from sale of premises and equipment	108	271	9
Asset Retirement	167	0	0
Additional investment in Federal Reserve Bank stock	(2)	(449)	(23)
Proceeds from sale of other real estate owned and repossessed assets	11,082	9,258	7,480
Additional investment in other real estate owned	(545)	(744)	(225)
Additional investment in bank owned life insurance	0	(2,458)	0
Net cash received in acquisition	0	0	2,906
Net cash used in investing activities	(70,963)	(172,293)	(111,803)

Cash flows from financing activities:
Change in deposits, net	25,489	172,242	79,794
Change in repurchase agreements, federal funds purchased, and other short-term borrowings, net	(7,847)	32,326	4,853
Advances from Federal Home Loan Bank	0	571	40,000
Payments on advances from Federal Home Loan Bank	(20,180)	(200)	(40,632)
Issuance of common stock	4,395	1,291	1,875
Excess tax benefits of stock-based compensation	(496)	(23)	(205)
Dividends paid	(19,215)	(18,742)	(18,332)
Net cash provided by (used in) financing activities	(17,854)	187,465	67,353
Net increase (decrease) in cash and cash equivalents	(30,921)	79,498	16,854
Cash and cash equivalents at beginning of year	238,481	158,983	142,129
Cash and cash equivalents at end of year	$207,560	$238,481	$158,983

Supplemental disclosures:
Income taxes paid	$11,325	$13,680	$15,820
Interest paid	22,451	27,682	36,095
Non-cash activities:
Loans to facilitate the sale of other real estate owned and other repossessed assets	7,768	2,517	1,209
Common stock dividends accrued, paid in subsequent quarter	4,887	4,753	4,677
Real estate acquired in settlement of loans	12,031	31,536	11,806

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

Use of Estimates – In preparing the consolidated financial statements, management must make certain estimates and assumptions.  These estimates and assumptions affect the amounts reported for assets, liabilities, revenues, and expenses, as well as affecting the disclosures provided.  Future results could differ from the current estimates.  Such estimates include, but are not limited to, the allowance for loan and lease losses, valuation of other real estate owned, fair value of securities and mortgage servicing rights, goodwill, and valuation of deferred tax assets.

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

Historical loss rates for loans are adjusted for significant factors that, in management’s judgment, reflect the impact of any current conditions on loss recognition.  We generally review the historical loss rates over eight quarters and four quarters on a rolling average basis.  Factors that we consider include delinquency trends, current economic conditions and trends, strength of supervision and administration of the loan portfolio, levels of underperforming loans, level of recoveries to prior year’s charge-offs, trend in loan losses, industry concentrations and their relative strengths, amount of unsecured loans and underwriting exceptions.  Based upon management’s judgment, “best case,” “worst case,” and “most likely” scenarios are determined.  The total of each of these weighted factors is then applied against the applicable portion of the portfolio and the ALLL is adjusted accordingly to approximate the most likely scenario.  Management continually reevaluates the other subjective factors included in its ALLL analysis.  During the third quarter 2012 analysis, management increased several of these subjective factors including trends in past dues, trends in losses, and current economic and regulatory conditions impacting business and individual customers in our geographic markets.  The cumulative effect of all of the changes increased the amount calculated for our “most likely” scenario by $3.2 million at December 31, 2012.

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

Other Real Estate Owned – When foreclosed properties are acquired, appraisals are obtained and the properties are booked at the current market value less expected sales costs.  Additionally, periodic updated appraisals are obtained on unsold foreclosed properties.  When an updated appraisal reflects a market value below the current book value, a charge is booked to current earnings to reduce the property to its new market value less expected sales costs.  Our policy for determining the frequency of periodic reviews is based upon consideration of the specific properties and the known or perceived market fluctuations in a particular market and is typically between 12 and 18 months but generally no more than 24 months.  All revenues and expenses related to the carrying of other real estate owned are recognized by a charge to income.

Goodwill and Core Deposit Intangible – We evaluate total goodwill and core deposit intangible for impairment, based upon ASC 350, Intangibles-Goodwill and Other, using fair value techniques including multiples of price/equity.  Goodwill and core deposit intangible are evaluated for impairment on an annual basis or as other events may warrant.

The activity to goodwill and core deposit intangible for the years ended December 31, 2012, 2011, and 2010 are shown below.

Goodwill:

(in thousands)	2012	2011	2010
Beginning balance, January 1	$65,490	$65,499	$65,059
Acquisition adjustments	0	(9)	440
Ending balance, December 31	$65,490	$65,490	$65,499

Core Deposit Intangible:

(in thousands)	2012	2011	2010
Beginning balance, January 1	$1,117	$1,342	$648
Amortization	(213)	(213)	(430)
Acquisition adjustments	0	(12)	1,124
Ending balance, December 31	$904	$1,117	$1,342

Amortization of core deposit intangible is estimated at approximately $0.2 million annually for years one through five.

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

Share-Based Compensation – CTBI has a share-based employee compensation plan, which is described more fully in note 14 to the consolidated financial statements.  CTBI accounts for this plan under the recognition and measurement principles of ASC 718, Share-Based Payment.

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

➢ Amounts Reclassified Out of Other Comprehensive Income – In February 2013, the FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, to improve the transparency of reporting these reclassifications. Other comprehensive income includes gains and losses that are initially excluded from net income for an accounting period. Those gains and losses are later reclassified out of accumulated other comprehensive income into net income.  The amendments in the ASU do not change the current requirements for reporting net income or other comprehensive income in financial statements. All of the information that this ASU requires already is required to be disclosed elsewhere in the financial statements under U.S. GAAP.  The new amendments will require an organization to:
-
Present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income - but only if the item reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period; and

-
Cross-reference to other disclosures currently required under U.S. GAAP for other reclassification items (that are not required under U.S. GAAP) to be reclassified directly to net income in their entirety in the same reporting period. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is initially transferred to a balance sheet account (e.g., inventory for pension-related amounts) instead of directly to income or expense.

The amendments apply to all public and private companies that report items of other comprehensive income.  Public companies are required to comply with these amendments for all reporting periods (interim and annual).The amendments are effective for reporting periods beginning after December 15, 2012, for public companies. Early adoption is permitted.  The adoption of ASU No. 2013-02 is not expected to have a material impact on CTBI’s consolidated financial statements.

2.  Cash and Due from Banks and Interest Bearing Deposits

Included in cash and due from banks and interest bearing deposits are amounts required to be held at the Federal Reserve or maintained in vault cash in accordance with regulatory reserve requirements.  The balance requirements were $56.8 million and $52.1 million at December 31, 2012 and 2011, respectively.

Effective July 21, 2010, the FDIC’s insurance limits were permanently increased to $250,000.  Pursuant to legislation enacted in 2010, the FDIC fully insured all noninterest bearing transaction accounts December 31, 2010 through December 31, 2012, at all FDIC insured institutions.  Effective January 1, 2013, money in noninterest-bearing transaction accounts (including IOLTA/IOLA) no longer receive unlimited deposit insurance coverage from the FDIC, but will  be FDIC-insured up to the legal maximum of $250,000 for each ownership category.  At December 31, 2012, CTBI had no cash accounts which exceeded federally insured limits except our Federal Home Loan Bank interest bearing deposit account which had a balance of $3.5 million at December 31, 2012; however, CTBI had $124 million in deposits with the Federal Reserve which are not subject to FDIC insurance.  At December 31, 2012, we had cash on deposit in noninterest bearing accounts with correspondent banks in the amount of $35.4 million, of which $34.9 million is no longer covered by FDIC insurance effective January 1, 2013.

3.  Securities

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

The amortized cost and fair value of securities at December 31, 2012 are summarized as follows:

Available-for-Sale

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury and government agencies	$60,625	$463	$(173)	$60,915
State and political subdivisions	107,987	5,369	(135)	113,221
U.S. government sponsored agency mortgage-backed securities	370,246	13,347	(12)	383,581
Total debt securities	538,858	19,179	(320)	557,717
Marketable equity securities	45,000	626	(0)	45,626
Total available-for-sale securities	$583,858	$19,805	$(320)	$603,343

Held-to-Maturity

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury and government agencies	$480	$0	$(4)	$476
State and political subdivisions	1,182	1	0	1,183
Total held-to-maturity securities	$1,662	$1	$(4)	$1,659

The amortized cost and fair value of securities at December 31, 2011 are summarized as follows:

Available-for-Sale

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury and government agencies	$32,077	$1,171	$0	$33,248
State and political subdivisions	68,358	3,816	(30)	72,144
U.S. government sponsored agency mortgage-backed securities	390,714	10,186	(57)	400,843
Total debt securities	491,149	15,173	(87)	506,235
Marketable equity securities	20,582	718	(137)	21,163
Total available-for-sale securities	$511,731	$15,891	$(224)	$527,398

Held-to-Maturity

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury and government agencies	$480	$0	$(1)	$479
State and political subdivisions	1,182	0	0	1,182
Total held-to-maturity securities	$1,662	$0	$(1)	$1,661

The amortized cost and fair value of securities at December 31, 2012 by contractual maturity are shown below.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale		Held-to-Maturity
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$6,408	$6,483	$0	$0
Due after one through five years	23,034	24,006	0	0
Due after five through ten years	102,857	105,721	1,182	1,183
Due after ten years	36,313	37,926	480	476
U.S. government sponsored agency mortgage-backed securities	370,246	383,581	0	0
Total debt securities	538,858	557,717	1,662	1,659
Marketable equity securities	45,000	45,626	0	0
Total securities	$583,858	$603,343	$1,662	$1,659

There was a combined gain of $1.2 million realized in 2012 due to sales of four agency securities, one mortgage-backed security, and five auction rate securities and a call of a municipal security. A pre-tax gain of $2.4 million and a pre-tax loss of $1.2 million were realized during the year.  There was a pre-tax gain of $218 thousand realized in 2011 due to the sale of an agency security.  There were no securities gains or losses during the year 2010.

 The amortized cost of securities pledged as collateral, to secure public deposits and for other purposes, was $262.4 million at December 31, 2012 and $198.6 million at December 31, 2011.

The amortized cost of securities sold under agreements to repurchase amounted to $237.3 million at December 31, 2012 and $217.2 million at December 31, 2011.

Certain investments in debt and marketable equity securities are reported in the financial statements at amounts less than their historical costs.  CTBI evaluates its investment portfolio on a quarterly basis for impairment.  The analysis performed as of December 31, 2012 indicates that all impairment is considered temporary, market driven, and not credit-related.  The percentage of total investments with unrealized losses as of December 31, 2012 was 11.5% compared to 4.8% as of December 31, 2011.  The following tables provide the amortized cost, gross unrealized losses, and fair market value, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position as of December 31, 2012 that are not deemed to be other-than-temporarily impaired.

Available-for-Sale

(in thousands)	Amortized Cost	Gross Unrealized Losses	Fair Value
Less Than 12 Months
U.S. Treasury and government agencies	$47,576	$(173)	$47,403
State and political subdivisions	11,126	(135)	10,991
U.S. government sponsored agency mortgage-backed securities	10,563	(12)	10,551
Total debt securities	69,265	(320)	68,945
Total < 12 months temporarily impaired AFS securities	69,265	(320)	68,945

Total
U.S. Treasury and government agencies	47,576	(173)	47,403
State and political subdivisions	11,126	(135)	10,991
U.S. government sponsored agency mortgage-backed securities	10,563	(12)	10,551
Total debt securities	69,265	(320)	68,945
Total temporarily impaired AFS securities	$69,265	$(320)	$68,945

Held-to-Maturity

(in thousands)	Amortized Cost	Gross Unrealized Losses	Fair Value
Less Than 12 Months
U.S. Treasury and government agencies	$480	$(4)	$476
Total temporarily impaired HTM securities	$480	$(4)	$476

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

Available-for-Sale

(in thousands)	Amortized Cost	Gross Unrealized Losses	Fair Value
Less Than 12 Months
State and political subdivisions	$6,173	$(25)	$6,148
U.S. government sponsored agency mortgage-backed securities	17,900	(57)	17,843
Total debt securities	24,073	(82)	23,991
Total < 12 months temporarily impaired AFS securities	24,073	(82)	23,991

12 Months or More
State and political subdivisions	613	(5)	608
Total debt securities	613	(5)	608
Marketable equity securities	329	(137)	192
Total ≥12 months temporarily impaired AFS securities	942	(142)	800

Total
State and political subdivisions	6,786	(30)	6,756
U.S. government sponsored agency mortgage-backed securities	17,900	(57)	17,843
Total debt securities	24,686	(87)	24,599
Marketable equity securities	329	(137)	192
Total temporarily impaired AFS securities	$25,015	$(224)	$24,791

Held-to-Maturity

(in thousands)	Amortized Cost	Gross Unrealized Losses	Fair Value
Less Than 12 Months
U.S. Treasury and government agencies	$480	$(1)	$479
Total temporarily impaired HTM securities	$480	$(1)	$479

4.  Loans

Major classifications of loans, net of unearned income, deferred loan origination costs, and net premiums on acquired loans, are summarized as follows:

(in thousands)	December 31 2012	December 31 2011
Commercial construction	$119,447	$120,577
Commercial secured by real estate	807,213	798,887
Equipment lease financing	9,246	9,706
Commercial other	376,348	374,597
Real estate construction	55,041	53,534
Real estate mortgage	696,928	650,075
Home equity	82,292	84,841
Consumer direct	122,581	123,949
Consumer indirect	281,477	340,382
Total loans	$2,550,573	$2,556,548

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

Commercial real estate loans include loans secured by nonfarm, nonresidential properties, 1-4 family/multi-family properties, farmland, and other commercial real estate.  These loans are originated based on the borrower’s ability to service the debt and secondarily based on the fair value of the underlying collateral.

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

Not included in the loan balances above were loans held for sale in the amount of $22.5 million at December 31, 2012 and $0.5 million at December 31, 2011, respectively.  The amount of capitalized fees and costs under ASC 310-20, included in the above loan totals were $0.4 million and $0.7 million at December 31, 2012 and 2011, respectively.

Refer to note 1 to the consolidated financial statements for further information regarding our nonaccrual policy.  Nonaccrual loans segregated by class of loans were as follows:

(in thousands)	December 31 2012	December 31 2011
Commercial:
Commercial construction	$5,955	$7,029
Commercial secured by real estate	5,572	9,810
Commercial other	1,655	3,914

Residential:
Real estate construction	315	607
Real estate mortgage	3,153	4,204
Home equity	141	189
Total nonaccrual loans	$16,791	$25,753

The following tables present CTBI’s loan portfolio aging analysis, segregated by class, as of December 31, 2012 and 2011:

	December 31, 2012
(in thousands)	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Current	Total Loans	90+ and Accruing*
Commercial:
Commercial construction	$1,413	$312	$9,598	$11,323	$108,124	$119,447	$3,778
Commercial secured by real estate	9,733	1,633	10,456	21,822	785,391	807,213	5,943
Equipment lease financing	0	0	0	0	9,246	9,246	0
Commercial other	259	1,142	5,164	6,565	369,783	376,348	3,867
Residential:
Real estate construction	248	572	511	1,331	53,710	55,041	196
Real estate mortgage	2,765	4,029	7,138	13,932	682,996	696,928	4,511
Home equity	921	102	565	1,588	80,704	82,292	441
Consumer:
Consumer direct	1,360	336	98	1,794	120,787	122,581	98
Consumer indirect	2,772	907	381	4,060	277,417	281,477	381
Total	$19,471	$9,033	$33,911	$62,415	$2,488,158	$2,550,573	$19,215

	December 31, 2011
(in thousands)	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Current	Total Loans	90+ and Accruing*
Commercial:
Commercial construction	$362	$33	$10,171	$10,566	$110,011	$120,577	$3,292
Commercial secured by real estate	4,566	2,978	11,998	19,542	779,345	798,887	3,969
Equipment lease financing	0	0	0	0	9,706	9,706	0
Commercial other	2,286	688	2,504	5,478	369,119	374,597	619
Residential:
Real estate construction	305	91	622	1,018	52,516	53,534	16
Real estate mortgage	2,067	4,974	6,547	13,588	636,487	650,075	2,719
Home equity	968	312	482	1,762	83,079	84,841	346
Consumer:
Consumer direct	1,723	171	71	1,965	121,984	123,949	71
Consumer indirect	2,684	755	483	3,922	336,460	340,382	483
Total	$14,961	$10,002	$32,878	$57,841	$2,498,707	$2,556,548	$11,515

*90+ and Accruing are also included in 90+ Days Past Due column.

The risk characteristics of CTBI’s material portfolio segments are as follows:

Commercial real estate loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate.  Commercial real estate lending typically involves higher loan principal amounts and the repayment of these loans is generally dependent on the successful operation of the property securing the loan or the business conducted on the property securing the loan.  Commercial real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy.  Management monitors and evaluates commercial real estate loans based on collateral and risk grade criteria.

Commercial loans are primarily based on the identified cash flows of the borrower and secondarily on the underlying collateral provided by the borrower.  The cash flows of borrowers, however, may not be as expected and the collateral securing these loans may fluctuate in value.  Most commercial loans are secured by the assets being financed or other business assets such as accounts receivable or inventory and may incorporate a personal guarantee; however, some short-term loans may be made on an unsecured basis.  In the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers.

With respect to residential loans that are secured by 1-4 family residences and are generally owner occupied, CTBI generally establishes a maximum loan-to-value ratio and requires private mortgage insurance if that ratio is exceeded.  Home equity loans are typically secured by a subordinate interest in 1-4 family residences, and consumer loans are secured by consumer assets such as automobiles or recreational vehicles.  Some consumer loans are unsecured such as small installment loans and certain lines of credit.  Repayment of these loans is primarily dependent on the personal income and credit rating of the borrowers, which can be impacted by economic conditions in their market areas such as unemployment levels.  Repayment can also be impacted by changes in property values on residential properties.  Risk is mitigated by the fact that the loans are of smaller individual amounts and spread over a large number of borrowers.

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

The following tables present the credit risk profile of CTBI’s commercial loan portfolio based on rating category and payment activity, segregated by class of loans, as of December 31, 2012 and 2011:

(in thousands)	Commercial Construction	Commercial Secured by Real Estate	Commercial Other	Equipment Leases	Total
December 31, 2012
Pass	$92,140	$665,764	$328,646	$9,246	$1,095,796
Watch	12,915	79,517	28,760	0	121,192
OAEM	1,054	16,532	2,816	0	20,402
Substandard	7,383	40,021	14,878	0	62,282
Doubtful	5,955	5,379	1,248	0	12,582
Total	$119,447	$807,213	$376,348	$9,246	$1,312,254

December 31, 2011
Pass	$85,886	$643,312	$323,471	$9,706	$1,062,375
Watch	17,721	78,611	38,185	0	134,517
OAEM	1,379	21,087	1,668	0	24,134
Substandard	8,783	46,238	7,364	0	62,385
Doubtful	6,808	9,639	3,909	0	20,356
Total	$120,577	$798,887	$374,597	$9,706	$1,303,767

The following tables present the credit risk profile of CTBI’s residential real estate and consumer loan portfolios based on performing or nonperforming status, segregated by class, as of December 31, 2012 and 2011:

(in thousands)	Real Estate Construction	Real Estate Mortgage	Home Equity	Consumer Direct	Consumer Indirect	Total
December 31, 2012
Performing	$54,530	$689,264	$81,710	$122,483	$281,096	$1,229,083
Nonperforming (1)	511	7,664	582	98	381	9,236
Total	$55,041	$696,928	$82,292	$122,581	$281,477	$1,238,319

December 31, 2011
Performing	$52,911	$643,152	$84,306	$123,878	$339,899	$1,244,146
Nonperforming (1)	623	6,923	535	71	483	8,635
Total	$53,534	$650,075	$84,841	$123,949	$340,382	$1,252,781

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

The following table presents impaired loans, the average investment in impaired loans, and interest income recognized on impaired loans for the years ended December 31, 2012 and 2011:

	December 31, 2012
(in thousands)	Recorded Balance	Unpaid Contractual Principal Balance	Specific Allowance	Average Investment in Impaired Loans	*Interest Income Recognized
Loans without a specific valuation allowance:
Commercial construction	$3,692	$4,146	$0	$4,249	$97
Commercial secured by real estate	35,046	35,818	0	35,542	1,337
Commercial other	13,285	15,484	0	11,083	416
Real estate mortgage	695	695	0	481	30

Loans with a specific valuation allowance:
Commercial construction	5,703	6,933	1,820	6,585	0
Commercial secured by real estate	3,067	3,189	1,090	3,243	0
Commercial other	1,010	2,331	338	1,441	0

Commercial	61,803	67,901	3,248	62,143	1,850
Residential	695	695	0	481	30
Total	$62,498	$68,596	$3,248	$62,624	$1,880

	December 31, 2011
(in thousands)	Recorded Balance	Unpaid Contractual Principal Balance	Specific Allowance	Average Investment in Impaired Loans	*Interest Income Recognized
Loans without a specific valuation allowance:
Commercial construction	$4,778	$4,778	$0	$8,992	$252
Commercial secured by real estate	27,811	29,765	0	31,480	1,543
Commercial other	1,770	2,501	0	3,392	143

Loans with a specific valuation allowance:
Commercial construction	5,794	6,643	2,203	7,681	0
Commercial secured by real estate	3,525	3,669	1,156	4,747	23
Commercial other	3,432	6,022	1,310	5,071	22

Commercial	47,110	53,378	4,669	61,363	1,983
Total	$47,110	$53,378	$4,669	$61,363	$1,983

	December 31, 2010
(in thousands)	Recorded Balance	Unpaid Contractual Principal Balance	Specific Allowance	Average Investment in Impaired Loans	*Interest Income Recognized
Loans without a specific valuation allowance:
Commercial construction	$6,313	$6,313	$0	$6,262	$43
Commercial secured by real estate	23,503	24,034	0	23,629	330
Commercial other	4,357	4,616	0	4,407	71
Real estate construction	790	790	0	790	0
Real estate mortgage	950	950	0	950	0

Loans with a specific valuation allowance:
Commercial construction	9,528	10,813	2,554	9,686	0
Commercial secured by real estate	9,188	9,358	2,575	9,191	2
Commercial other	8,680	10,338	3,093	8,090	85

Commercial	61,569	65,472	8,222	61,265	531
Residential	1,740	1,740	0	1,740	0
Total	$63,309	$67,212	$8,222	$63,005	$531

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

When we modify loans and leases in a troubled debt restructuring, we evaluate any possible impairment similar to other impaired loans based on the present value of expected future cash flows, discounted at the contractual interest rate of the original loan or lease agreement, or use the current fair value of the collateral, less selling costs for collateral dependent loans. If we determined that the value of the modified loan is less than the recorded investment in the loan (net of previous charge-offs, deferred loan fees or costs and unamortized premium or discount), impairment is recognized through an allowance estimate or a charge-off to the allowance. In periods subsequent to modification, we evaluate all troubled debt restructuring, including those that have payment defaults, for possible impairment and recognize impairment through the allowance.  At December 31, 2012, we had no restructured loans with commitments to extend additional credit.

During 2012, certain loans were modified in troubled debt restructurings, where economic concessions were granted to borrowers consisting of reductions in the interest rates, payment extensions, forgiveness of principal, and forbearances.  Presented below, segregated by class of loans, are troubled debt restructurings that occurred during the year ended December 31, 2012 and 2011:

	Year Ended December 31, 2012
(in thousands)	Number of Loans	Post-Modification Outstanding Balance	Net Charge-offs Resulting from Modification
Commercial:
Commercial construction	5	$557	$0
Commercial secured by real estate	11	4,506	0
Commercial other	23	3,233	0
Residential:
Real estate mortgage	1	391	0
Total troubled debt restructurings	40	$8,687	$0

	Year Ended December 31, 2011
(in thousands)	Number of Loans	Post-Modification Outstanding Balance	Net Charge-offs Resulting from Modification
Commercial:
Commercial construction	7	$3,457	$0
Commercial secured by real estate	19	17,497	0
Commercial other	13	2,068	(1)
Total troubled debt restructurings	39	$23,022	$(1)

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

(in thousands)	Year Ended December 31, 2012
	Number of Loans	Recorded Balance
Commercial:
Commercial secured by real estate	1	$344
Commercial other	6	83
Total defaulted restructured loans	7	$427

(in thousands)	Year Ended December 31, 2011
	Number of Loans	Recorded Balance
Commercial:
Commercial construction	2	$3,913
Commercial secured by real estate	2	1,669
Commercial other	6	1,280
Total defaulted restructured loans	10	$6,862

5.  Mortgage Banking and Servicing Rights

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

The following table presents the components of mortgage banking income:

(in thousands) Year Ended December 31	2012	2011	2010
Net gain on sale of loans held for sale	$2,562	$1,749	$1,642
Net loan servicing income (expense)
Servicing fees	1,083	1,072	1,110
Late fees	83	77	74
Ancillary fees	382	278	269
Fair value adjustments	(559)	(1,405)	(769)
Net loan servicing income	989	22	684
Mortgage banking income	$3,551	$1,771	$2,326

Mortgage loans serviced for others are not included in the accompanying balance sheets.  Loans serviced for the benefit of others (primarily FHLMC) totaled $419 million at December 31, 2012 and $425 million at December 31, 2011 and 2010.  Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors, and processing foreclosures.  Custodial escrow balances maintained in connection with the foregoing loan servicing, and included in demand deposits, were approximately $673 thousand, $579 thousand, and $485 thousand at December 31, 2012, 2011, and 2010, respectively.

Activity for capitalized mortgage servicing rights using the fair value method is as follows:

(in thousands)	2012	2011	2010
Fair value of MSRs, beginning of period	$2,282	$3,161	$3,406
New servicing assets created	641	526	524
Change in fair value during the period due to:
Time decay (1)	(116)	(124)	(161)
Payoffs (2)	(478)	(439)	(190)
Changes in valuation inputs or assumptions (3)	35	(842)	(418)
Fair value of MSRs, end of period	$2,364	$2,282	$3,161

(1)	Represents decrease in value due to regularly scheduled loan principal payments and partial loan paydowns.
(2)	Represents decrease in value due to loans that paid off during the period.
(3)	Represents change in value resulting from market-driven changes in interest rates.

The fair values of capitalized mortgage servicing rights were $2.4 million, $2.3 million, and $3.2 million at December 31, 2012, 2011, and 2010, respectively.  Fair values were determined by third-party valuations using a discount rate of 10.50% for the year ended December 31, 2012, and 10.0% for the years ended December 31, 2011 and 2010, respectively, and weighted average default rates of 2.65%, 2.61%, and 2.0%, respectively.  Prepayment speeds generated using the Andrew Davidson Prepayment Model averaged 16.3%, 19.2%, and 13.3% at December 31, 2012, 2011, and 2010, respectively.  These assumptions are prepared by the third party provider and reviewed and approved by management prior to final determination of the fair value.  MSR values are very sensitive to movement in interest rates as expected future net servicing income depends on the projected balance of the underlying loans, which can be greatly impacted by the level of prepayments.  CTBI does not currently hedge against changes in the fair value of its MSR portfolio.

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

Activity for related party extensions of credit, including unfunded commitments, during 2012 and 2011 is as follows:

(in thousands)	2012	2011
Related party extensions of credit, beginning of period	$22,860	$19,545
New loans and commitments	466	5,295
Repayments	(2,141)	(1,281)
Increase/(decrease) due to changes in related parties	11,853	(699)
Related party extensions of credit, end of period	$33,038	$22,860

The aggregate balances of related party deposits at December 31, 2012 and 2011 were $17.2 million and $20.7 million, respectively.

A director of CTBI is a shareholder in a law firm that provides services to CTBI and its subsidiaries.  The total of those payments for legal services for the years ended December 31, 2012, 2011, and 2010 were $1.5 million, $1.4 million, and $1.1 million, respectively.

7.  Allowance for Loan and Lease Losses

Activity in the allowance for loan and lease losses (“ALLL”) was as follows:

(in thousands)	2012	2011	2010
ALLL balance, beginning of year	$33,171	$34,805	$32,643
Provision charged to operations	9,450	13,262	16,484
Recoveries	3,214	2,638	3,314
Charge-offs	12,590	17,534	17,636
ALLL balance, end of year	$33,245	$33,171	$34,805

The following tables present the balance in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method as of December 31, 2012 and 2011:

2012
(in thousands)	Commercial Construction	Commercial Secured by Real Estate	Commercial Other	Equipment Lease Financing	Real Estate Construction	Real Estate Mortgage	Home Equity	Consumer Direct	Consumer Indirect	Total
Allowance for loan losses
Balance, beginning of year	$4,023	$11,753	$5,608	$112	$354	$4,302	$562	$917	$5,540	$33,171
Provision charged to expense	1,009	3,520	2,330	14	183	1,437	238	892	(173)	9,450
Losses charged off	1,034	2,035	3,233	0	189	1,123	248	1,245	3,483	12,590
Recoveries	35	303	764	0	28	151	11	538	1,384	3,214
Balance, end of year	$4,033	$13,541	$5,469	$126	$376	$4,767	$563	$1,102	$3,268	$33,245

Ending balance:
Individually evaluated for impairment	$1,820	$1,090	$338	$0	$0	$0	$0	$0	$0	$3,248
Collectively evaluated for impairment	$2,213	$12,451	$5,131	$126	$376	$4,767	$563	$1,102	$3,268	$29,997

Loans
Ending balance:
Individually evaluated for impairment	$9,395	$38,113	$14,295	$0	$0	$695	$0	$0	$0	$62,498
Collectively evaluated for impairment	$110,052	$769,100	$362,053	$9,246	$55,041	$696,233	$82,292	$122,581	$281,477	$2,488,075

2011
(in thousands)	Commercial Construction	Commercial Secured by Real Estate	Commercial Other	Equipment Lease Financing	Real Estate Construction	Real Estate Mortgage	Home Equity	Consumer Direct	Consumer Indirect	Total
Allowance for loan losses
Balance, beginning of year	$4,332	$12,327	$7,392	$148	$271	$2,982	$407	$1,169	$5,777	$34,805
Provision charged to expense	2,171	3,304	1,867	(36)	376	2,827	310	257	2,186	13,262
Losses charged off	2,510	4,018	4,092	0	319	1,589	171	961	3,874	17,534
Recoveries	30	140	441	0	26	82	16	452	1,451	2,638
Balance, end of year	$4,023	$11,753	$5,608	$112	$354	$4,302	$562	$917	$5,540	$33,171

Ending balance:
Individually evaluated for impairment	$2,203	$1,156	$1,310	$0	$0	$0	$0	$0	$0	$4,669
Collectively evaluated for impairment	$1,820	$10,597	$4,298	$112	$354	$4,302	$562	$917	$5,540	$28,502

Loans
Ending balance:
Individually evaluated for impairment	$10,572	$31,336	$5,202	$0	$0	$0	$0	$0	$0	$47,110
Collectively evaluated for impairment	$110,005	$767,551	$369,395	$9,706	$53,534	$650,075	$84,841	$123,949	$340,382	$2,509,438

8.  Premises and Equipment

Premises and equipment are summarized as follows:

(in thousands) December 31	2012	2011
Land and buildings	$75,918	$75,240
Leasehold improvements	4,778	5,113
Furniture, fixtures, and equipment	46,680	46,463
Construction in progress	847	621
Total premises and equipment	128,223	127,437
Less accumulated depreciation and amortization	(73,902)	(73,140)
Premises and equipment, net	$54,321	$54,297

Depreciation and amortization of premises and equipment was $4.1 million for 2012 and $4.0 million for 2011 and 2010.

9.  Other Real Estate Owned

Activity for other real estate owned was as follows:

(in thousands)	2012	2011
Beginning balance of other real estate owned	$56,965	$42,935
New assets acquired	12,031	31,536
Capitalized costs	545	744
Fair value adjustments	(2,704)	(6,464)
Sale of assets	(19,300)	(11,786)
Ending balance of other real estate owned	$47,537	$56,965

Foreclosed properties at December 31, 2012 and 2011 were $47.0 million and $56.5 million, respectively.  Also included in other real estate owned are two properties totaling $0.6 million which were not acquired through foreclosure.  Carrying costs and fair value adjustments associated with foreclosed properties were $5.3 million, $8.6 million, and $2.6 million for 2012, 2011, and 2010, respectively.  See note 1 for a description of our accounting policies relative to foreclosed properties and other real estate owned.

10.  Deposits

Major classifications of deposits are categorized as follows:

(in thousands) December 31	2012	2011
Noninterest bearing deposits	$606,448	$584,735
NOW accounts	28,717	19,113
Money market deposits	560,855	556,765
Savings	292,861	264,271
Certificates of deposit and other time deposits of $100,000 or more	692,667	693,655
Certificates of deposit and other time deposits less than $100,000	722,300	759,820
Total deposits	$2,903,848	$2,878,359

Interest expense on deposits is categorized as follows:

(in thousands)	2012	2011	2010
Savings, NOW, and money market accounts	$2,894	$2,824	$3,074
Certificates of deposit and other time deposits of $100,000 or more	7,378	8,778	11,695
Certificates of deposit and other time deposits less than $100,000	7,639	9,680	14,383
Total interest expense on deposits	$17,911	$21,282	$29,152

Maturities of certificates of deposits and other time deposits are presented below:

	Maturities by Period at December 31, 2012
(in thousands)	Total	Within 1 Year	2 Years	3 Years	4 Years	5 Years	After 5 Years
Certificates of deposit and other time deposits of $100,000 or more	$692,667	$599,705	$45,172	$17,152	$12,251	$18,387	$0
Certificates of deposit and other time deposits less than $100,000	722,300	642,292	42,675	15,875	10,348	10,744	366
Total maturities	$1,414,967	$1,241,997	$87,847	$33,027	$22,599	$29,131	$366

11.  Advances from Federal Home Loan Bank

Federal Home Loan Bank advances consisted of the following monthly amortizing and term borrowings at December 31:

(in thousands)	2012	2011
Monthly amortizing	$1,429	$1,609
Term	0	20,000
Total FHLB advances	$1,429	$21,609

The advances from the FHLB that require monthly principal payments were due for repayment as follows:

	Principal Payments Due by Period at December 31, 2012
(in thousands)	Total	Within 1 Year	2 Years	3 Years	4 Years	5 Years	After 5 Years
Outstanding advances, weighted average interest rate – 2.00%	$1,429	$152	$116	$114	$111	$98	$838

At December 31, 2011, CTBI had monthly amortizing FHLB advances totaling $1.6 million at a weighted average interest rate of 2.20%.

The term advances that require the total payment to be made at maturity follow:

(in thousands) December 31	2012	2011
Advance #271, 0.25%, due 1/18/12	$0	$20,000
Total term advances	$0	$20,000

Advances totaling $1.4 million at December 31, 2012 were collateralized by FHLB stock of $25.7 million and a blanket lien on qualifying first mortgage loans.  As of December 31, 2012, CTBI had a $436.1 million FHLB borrowing capacity with $1.4 million in advances and $113.8 million in letters of credit used for public fund pledging leaving $320.9 million available for additional advances.  The advances had fixed interest rates ranging from 0.00% to 7.42% with a weighted average rate of 2.00%.  The advances are subject to restrictions or penalties in the event of prepayment.  Advance #271 matured and was paid off on January 18, 2012.

12.  Borrowings

Short-term debt is categorized as follows:

(in thousands) December 31	2012	2011
Repurchase agreements	$210,120	$217,177
Federal funds purchased	12,314	13,104
Total short-term debt	$222,434	$230,281

All federal funds purchased and the majority of repurchase agreements mature and reprice daily.  The average rates paid for federal funds purchased and repurchase agreements on December 31, 2012 were 0.15% and 0.53%, respectively.

The maximum balance for repurchase agreements at any month-end during 2012 occurred at March 31, 2012, with a month-end balance of $225.3 million.  The average balance of repurchase agreements for the year was $210.6 million.

Long-term debt is categorized as follows:

(in thousands) December 31	2012	2011
Junior subordinated debentures, 1.90%, due 6/1/37	$61,341	$61,341

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

On December 5, 2012, the coupon rate was set at 1.90% for the March 1, 2013 distribution date, which was based on the three-month LIBOR rate as of November 29, 2012 of 0.31% plus 1.59%.

On October 26, 2012, Community Trust Bancorp, Inc. entered into a revolving credit promissory note for a line of credit in the amount of $12 million at a floating interest rate of 2.25% in excess of the one-month LIBOR Rate, with an unused commitment fee of 0.15%.  Currently, all $12 million remain available for general corporate purposes.  The agreement, which was effective October 26, 2012, replaced the agreement dated October 27, 2011, and will mature on October 25, 2013.

13.  Income Taxes

The components of the provision for income taxes, exclusive of tax effect of unrealized securities gains, are as follows:

(in thousands)	2012	2011	2010
Current income tax expense	$14,784	$16,905	$14,393
Deferred income tax expense (benefit)	5,441	(94)	219
Total income tax expense	$20,225	$16,811	$14,612

A reconciliation of income tax expense at the statutory rate to our actual income tax expense is shown below:

(in thousands)	2012		2011		2010
Computed at the statutory rate	$22,781	35.00%	$19,602	35.23%	$16,818	35.71%
Adjustments resulting from:
Tax-exempt interest	(1,278)	(1.96)	(948)	(1.70)	(806)	(1.71)
Housing and new markets credits	(704)	(1.08)	(1,007)	(1.81)	(507)	(1.08)
Dividends received deduction	(202)	(0.31)	(183)	(0.33)	(172)	(0.36)
Bank owned life insurance	(470)	(0.72)	(470)	(0.85)	(477)	(1.01)
ESOP dividend deduction	(271)	(0.42)	(262)	(0.47)	(245)	(0.53)
Other, net	369	0.56	79	0.14	1	0.01
Total	$20,225	31.07%	$16,811	30.21%	$14,612	31.03%

The components of the net deferred tax liability as of December 31 are as follows:

(in thousands)	2012	2011
Deferred tax assets:
Allowance for loan and lease losses	$11,561	$11,610
Interest on nonperforming loans	841	883
Accrued expenses	1,456	356
Dealer reserve valuation	0	982
Allowance for other real estate owned	3,269	3,964
Write-down of auction rate securities	0	3,969
Other	663	317
Total deferred tax assets	17,790	22,081

Deferred tax liabilities:
Depreciation and amortization	(18,091)	(16,852)
FHLB stock dividends	(4,956)	(4,956)
Loan fee income	(842)	(1,092)
Mortgage servicing rights	(827)	(799)
Capitalized lease obligations	(850)	(766)
Unrealized gains on AFS securities	(7,424)	(6,088)
Other	(1,077)	(1,028)
Total deferred tax liabilities	(34,067)	(31,581)

Net deferred tax liability	$(16,277)	$(9,500)

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

14.  Employee Benefits

CTBI maintains two separate retirement savings plans, a 401(k) Plan and an Employee Stock Ownership Plan (“ESOP”).

The 401(k) Plan is available to all employees (age 21 and over) with one year of service and who work at least 1,000 hours per year.  Participants in the plan have the option to contribute from 1% to 15% of their annual compensation.  CTBI matches 50% of participant contributions up to 4% of gross pay. CTBI may at its discretion, contribute an additional percentage of covered employees’ compensation.  CTBI’s matching contributions were $1.0 million for the year ended December 31, 2012 and $0.9 million for both of the years ended December 31, 2011 and 2010.  The 401(k) Plan owned 501,388, 531,361, and 507,932 shares of CTBI’s common stock at December 31, 2012, 2011, and 2010, respectively.  Substantially all shares owned by the 401(k) were allocated to employee accounts on those dates. The market price of the shares at the date of allocation is essentially the same as the market price at the date of purchase.

The ESOP Plan has the same entrance requirements as the 401(k) Plan above.  CTBI currently contributes 4% of covered employees’ gross compensation to the ESOP.  The ESOP uses the contributions to acquire shares of CTBI’s common stock.  CTBI’s contributions to the ESOP were $1.4 million for both of the years ended December 31, 2012 and 2011 and $1.3 million for the year ended December 31, 2010.  The ESOP owned 680,613, 661,691, and 647,158 shares of CTBI’s common stock at December 31, 2012, 2011, and 2010, respectively.  Substantially all shares owned by the ESOP were allocated to employee accounts on those dates.  The market price of the shares at the date of allocation is essentially the same as the market price at the date of purchase.

Stock-Based Compensation:

CTBI currently maintains one active and one inactive incentive stock option plan covering key employees.  The 2006 Stock Ownership Incentive Plan (“2006 Plan”) was approved by the Board of Directors and the Shareholders in 2006.  The 1998 Stock Option Plan (“1998 Plan”) was approved by the Board of Directors and the Shareholders in 1998.  The 1998 Plan was rendered inactive as of April 26, 2006.  The 2006 Plan had 1,500,000 shares authorized, 1,245,189 of which were available at December 31, 2012 for future grants.  In addition, any shares reserved for issuance under the 1998 Stock Option Plan (“1998 Plan”) in excess of the number of shares as to which options or other benefits are awarded thereunder, plus any shares as to which options or other benefits granted under the 1998 Plan may lapse, expire, terminate or be canceled, shall also be reserved and available for issuance or reissuance under the 2006 Plan.  As of December 31, 2012, the 1998 Plan had 1,046,831 shares authorized, 198,024 of which were transferred to the 2006 Plan.  The total shares available for issuance under the 2006 Plan as of December 31, 2012 was 1,443,213.  The following table provides detail of the number of shares to be issued upon exercise of outstanding stock-based awards and remaining shares available for future issuance under all of CTBI’s equity compensation plans as of December 31, 2012:

Plan Category (shares in thousands)	Number of Shares to Be Issued Upon Exercise/Vesting	Weighted Average Price	Shares Available for Future Issuance
Equity compensation plans approved by shareholders:
Stock options	326	$32.64	1,443 (a)
Restricted stock	(c)	(b)	(a)
Performance units	(d)	(b)	(a)
Stock appreciation rights (“SARs”)	(e)	(b)	(a)
Total			1,443

(a)
Under the 2006 Plan, 1.5 million shares (plus any shares reserved for issuance under the 1998 Stock Option Plan) were authorized for issuance as nonqualified and incentive stock options, SARS, restricted stock and performance units.  As of December 31, 2012, the above shares remained available for issuance.

(b)	Not applicable
(c)	The maximum number of shares of Restricted Stock that may be granted is 400,000 shares, and the maximum that may be granted to a participant during any calendar year is 40,000 shares.
(d)	No performance units had been issued as of December 31, 2012. The maximum payment that can be made pursuant to Performance Units granted to any one Participant in any calendar year shall be $250,000.
(e)	No SARS have been issued. The maximum number of shares with respect to which SARs may be granted to a Participant during any calendar year shall be 100,000 shares.

The following table details the shares available for future issuance under the 2006 Plan at December 31, 2012.

Plan Category	Shares Available for Future Issuance
Shares available at January 1, 2012	1,442,719
1998 Plan forfeitures in 2012	100
2006 Plan restricted stock issuances in 2012	(331)
2006 Plan forfeitures in 2012	725
Shares available for future issuance	1,443,213

CTBI uses a Black-Scholes option pricing model with the following weighted average assumptions, which are evaluated and revised as necessary, in estimating the grant-date fair value of each option grant for the year end:

	2012	2011	2010
Expected option life (in years)	--	--	7.5
Expected volatility	--	--	0.391
Expected dividend yield	--	--	4.78%
Risk-free interest rate	--	--	3.139%

The expected option life is derived from the “safe-harbor” rules for estimating option life in ASC 718, Share-Based Payment.  The expected volatility is based on historical volatility of the stock using a historical look back that approximates the expected life of the option grant.  The interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant.  CTBI’s stock-based compensation expense for the years 2012, 2011, and 2010 was $0.6 million, $0.7 million, and $0.8 million, respectively.  Dividends paid on restricted stock shares were $121 thousand, $120 thousand, and $74 thousand, respectively, for the same periods.

CTBI’s stock option activity for the 2006 Plan for the years ended December 31, 2012, 2011, and 2010 is summarized as follows:

December 31	2012		2011		2010
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of year	152,571	$34.57	177,125	$34.61	174,678	$34.85
Granted	0	--	0	--	4,525	25.09
Exercised	(3,188)	28.51	0	--	0	--
Forfeited/expired	(725)	30.05	(24,554)	34.84	(2,078)	33.83
Outstanding at end of year	148,658	$34.72	152,571	$34.57	177,125	$34.61

Exercisable at end of year	102,323	$37.69	101,092	$37.81	90,962	$37.70

A summary of the status of CTBI’s 2006 Plan for nonvested shares as of December 31, 2012, and changes during the year ended December 31, 2012, is presented as follows:

Nonvested Shares	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2012	51,479	$6.53
Granted	0	--
Vested	(4,894)	7.02
Forfeited	(250)	7.05
Nonvested at December 31, 2012	46,335	$6.48

The 2006 Plan had options with the following remaining lives at December 31, 2012:

2006 Option Plan
Remaining Life	Outstanding Options	Weighted Average Price
Four years	89,746	$38.95
Five years	46,700	28.32
Six years	7,937	29.82
Seven years	4,275	25.09
Total outstanding	148,658
Weighted average price		$34.72

No stock options were granted during 2012 or 2011.  The weighted-average fair value of options granted from the 2006 Plan during the year 2010 was $0.03 million or $6.53 per share.

The following table shows the intrinsic values of options exercised, exercisable, and outstanding for the 2006 Plan for the years ended December 31, 2012, 2011, and 2010:

(in thousands)	2012	2011	2010
Options exercised	$22	$0	$0
Options exercisable	88	43	0
Outstanding options	388	345	0

The following table shows restricted stock activity for the years ended December 31, 2012, 2011, and 2010:

December 31	2012		2011		2010
	Grants	Weighted Average Fair Value at Grant	Grants	Weighted Average Fair Value at Grant	Grants	Weighted Average Fair Value at Grant
Outstanding at beginning of year	96,543	$27.91	52,834	$26.10	16,786	$28.83
Granted	331	30.92	45,542	30.09	44,996	25.09
Exercised	--	--	(1,617)	30.09	(4,474)	26.14
Forfeited/expired	--	--	(216)	30.09	(4,474)	26.14
Outstanding at end of year	96,874	$27.92	96,543	$27.91	52,834	$26.10

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

CTBI’s stock option activity for the 1998 Plan for the years ended December 31, 2012, 2011, and 2010 is summarized as follows:

December 31	2012		2011		2010
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of year	321,540	$26.85	371,077	$27.07	420,731	$25.64
Granted	0	--	0	--	0	--
Exercised	(143,914)	21.83	(6,824)	19.63	(48,730)	14.66
Forfeited/expired	(100)	32.44	(42,713)	29.94	(924)	32.44
Outstanding at end of year	177,526	$30.89	321,540	$26.85	371,077	$27.07

Exercisable at end of year	177,526	$30.89	321,540	$26.85	361,077	$26.92

The 1998 Plan had options with the following remaining lives at December 31, 2012:

1998 Option Plan
Remaining Life	Outstanding Options	Weighted Average Price
One year or less	2,435	$20.99
Two years	34,100	27.85
Three years	57,849	30.88
Four years	83,142	32.44
Total outstanding	177,526
Weighted average price		$30.89

The following table shows the intrinsic values of options exercised, exercisable, and outstanding for the 1998 Plan for the years ended December 31, 2012, 2011, and 2010:

(in thousands)	2012	2011	2010
Options exercised	$690	$27	$627
Options exercisable	1,517	833	1,206
Outstanding options	1,517	833	1,206

There were no nonvested shares in the 1998 Plan shares as of December 31, 2012 and December 31, 2011.

The following table shows the unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the plans at December 31, 2012, 2011, and 2010 and the total grant-date fair value of shares vested, cash received from option exercises under all share-based payment arrangements, and the actual tax benefit realized for the tax deductions from option exercises of the share-based payment arrangements for the years ended December 31, 2012, 2011, and 2010.

(in thousands)	2012	2011	2010
Unrecognized compensation cost of unvested share-based compensation arrangements granted under the plan at year-end	$1,133	$1,729	$990
Grant date fair value of shares vested for the year	34	284	719
Cash received from option exercises under all share-based payment arrangements for the year	3,137	134	672
Tax benefit realized for the tax deductions from option exercises of the share-based payment arrangements for the year	496	23	205

The unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the plans at December 31, 2012 is expected to be recognized over a weighted-average period of 1.5 years.

15.  Operating Leases

Certain premises and equipment are leased under operating leases.  Additionally, certain premises are leased or subleased to third parties.  These leases generally contain renewal options and require CTBI to pay all executory costs, such as taxes, maintenance fees, and insurance.  Minimum non-cancellable rental payments and rental receipts are as follows:

(in thousands)	Payments	Receipts
2013	$1,607	$534
2014	1,068	202
2015	851	160
2016	647	106
2017	508	3
Thereafter	2,603	0
Total	$7,284	$1,005

Rental expense net of rental income under operating leases was $0.8 million for 2012, $0.9 million for 2011, and $0.7 million for 2010.

16.  Fair Market Value of Financial Assets and Liabilities

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

Recurring Measurements

The following tables present the fair value measurements of assets recognized in the accompanying balance sheets measured at fair value on a recurring basis as of December 31, 2012 and December 31, 2011 and indicates the level within the fair value hierarchy of the valuation techniques.

(in thousands)		Fair Value Measurements at December 31, 2012 Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets measured – recurring basis
Available-for-sale securities:
U.S. Treasury and government agencies	$60,915	$0	$60,915	$0
State and political subdivisions	113,221	0	113,221	0
U.S. government sponsored agency mortgage-backed securities	383,581	0	383,581	0
Marketable equity securities	45,626	45,626	0	0
Mortgage servicing rights	2,364	0	0	2,364

(in thousands)		Fair Value Measurements at December 31, 2011 Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets measured – recurring basis
Available-for-sale securities:
U.S. Treasury and government agencies	$33,248	$0	$33,248	$0
State and political subdivisions	72,144	0	72,144	0
U.S. government sponsored agency mortgage-backed securities	400,843	507	400,336	0
Marketable equity securities	21,163	20,675	277	211
Mortgage servicing rights	2,282	0	0	2,282

Following is a description of the valuation methodologies and inputs used for assets measured at fair value on a recurring basis and recognized in the accompanying balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy.  These valuation methodologies were applied to all of CTBI’s financial assets carried at fair value.  CTBI had no liabilities measured at fair value as of December 31, 2012 and December 31, 2011.  There have been no significant changes in the valuation techniques during the year ended December 31, 2012.  For assets classified within Level 3 of the fair value hierarchy, the process used to develop the reported fair value is described below.

Available-for-Sale Securities

Securities classified as available-for-sale are reported at fair value on a recurring basis.  CTBI’s CRA investment funds and Federated GNMA trust fund (included in marketable equity securities) are classified as Level 1 of the valuation hierarchy where quoted market prices are available in the active market on which the individual securities are traded.

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

In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy.    Fair value determinations for Level 3 measurements are estimated on a quarterly basis where assumptions used are reviewed to ensure the estimated fair value complies with accounting standards generally accepted in the United States.  As of December 31, 2012, CTBI does not own any securities classified as Level 3 inputs.

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

Transfers between Levels

Transfers between Levels 1, 2, and 3 during the year 2012 and the reasons for those transfers are as follows:

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

Level 3 Reconciliation

Following is a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the accompanying balance sheet using significant unobservable (Level 3) inputs:

(in thousands)	2012		2011
	Marketable Equity Securities	Mortgage Servicing Rights	Marketable Equity Securities	Mortgage Servicing Rights
Beginning balance	$211	$2,282	$211	$3,161
Total recognized gains (losses)
Included in net income	(41)	35	0	(842)
Issues	0	641	0	526
Sales	(170)	0	0	0
Settlements	0	(594)	0	(563)
Ending balance	$0	$2,364	$211	$2,282

Total gains (losses) for the period included in net income attributable to the change in unrealized gains or losses related to assets still held at the reporting date	$0	$35	$0	$(842)

Realized and unrealized gains and losses for items reflected in the table above are included in net income in the consolidated statements of income as follows:

(in thousands)	2012		2011
	Noninterest Income	Noninterest Expense	Noninterest Income	Noninterest Expense
Total gains	$(600)	$0	$(1,405)	$0

Nonrecurring Measurements

The following table presents the fair value measurements of assets recognized in the accompanying balance sheets measured at fair value on a nonrecurring basis as of December 31, 2012 and December 31, 2011 and indicates the level within the fair value hierarchy of the valuation techniques.

(in thousands)		Fair Value Measurements at December 31, 2012 Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets measured – nonrecurring basis
Impaired loans (collateral dependent)	$5,465	$0	$0	$5,465
Other real estate/assets owned	13,892	0	0	13,892

(in thousands)		Fair Value Measurements at December 31, 2011 Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets measured – nonrecurring basis
Impaired loans (collateral dependent)	$7,898	$0	$0	$7,898
Other real estate/assets owned	16,362	0	0	16,362

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

Loans considered impaired under ASC 310-35, Impairment of a Loan, are loans for which, based on current information and events, it is probable that the creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement.  Impaired loans are subject to nonrecurring fair value adjustments to reflect subsequent (1) partial write-downs that are based on the observable market price or current appraised value of the collateral or (2) the full charge-off of the loan carrying value.  Fair value adjustments on impaired loans were $1.2 million and $2.6 million for the years ended December 31, 2012 and December 31, 2011, respectively.

Other Real Estate Owned

In accordance with the provisions of ASC 360, Property, Plant, and Equipment, other real estate owned (OREO) is carried at the lower of fair value at acquisition date or current estimated fair value, less estimated cost to sell when the real estate is acquired.  Estimated fair value of OREO is based on appraisals or evaluations.  OREO is classified within Level 3 of the fair value hierarchy.  Long-lived assets are subject to nonrecurring fair value adjustments to reflect subsequent partial write-downs that are based on the observable market price or current appraised value of the collateral.  Fair value adjustments on other real estate/assets owned were $2.7 million and $6.5 million for the years ended December 31, 2012 and December 31, 2011, respectively.

Appraisals of OREO are obtained when the real estate is acquired and subsequently as deemed necessary by the Chief Credit Officer.  Appraisers are selected from the list of approved appraisers maintained by management.

Unobservable (Level 3) Inputs

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements.

(in thousands)	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at December 31, 2012	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Mortgage servicing rights	$2,364	Discount cash flows, computer pricing model	Constant prepayment rate	8.5% - 25.0% (16.3%	)
			Probability of default	1.02% - 4.81% (2.65%	)
			Discount rate	Not applicable (10.5%)

Impaired loans (collateral-dependent)	$5,465	Market comparable properties	Marketability discount	5.0% - 10.0% (7.0%	)

Other real estate/assets owned	$13,892	Market comparable properties	Comparability adjustments (%)	5.0% - 35.0% (13.0%	)

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

Fair Value of Financial Instruments

The following table presents estimated fair value of CTBI’s financial instruments as of December 31, 2012 and indicates the level within the fair value hierarchy of the valuation techniques.

(in thousands)		Fair Value Measurements at December 31, 2012 Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$207,560	$207,560	$0	$0
Certificates of deposit in other banks	5,336	0	5,370	0
Securities available-for-sale	603,343	45,626	557,717	0
Securities held-to-maturity	1,662	0	1,659	0
Loans held for sale	22,486	22,960	0	0
Loans, net	2,517,328	0	0	2,540,272
Federal Home Loan Bank stock	25,673	0	25,673	0
Federal Reserve Bank stock	4,885	0	4,885	0
Accrued interest receivable	12,970	0	12,790	0
Mortgage servicing rights	2,364	0	0	2,364

Financial liabilities:
Deposits	$2,903,848	$606,448	$2,297,632	$0
Repurchase agreements	210,120	0	0	210,008
Federal funds purchased	12,314	0	12,314	0
Advances from Federal Home Loan Bank	1,429	0	1,719	0
Long-term debt	61,341	0	0	31,185
Accrued interest payable	1,309	0	1,309	0

Unrecognized financial instruments:
Letters of credit	$0	$0	$0	$0
Commitments to extend credit	0	0	0	0
Forward sale commitments	0	0	0	0

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

17.  Off-Balance Sheet Transactions and Guarantees

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

At December 31, CTBI had the following off-balance sheet financial instruments, whose approximate contract amounts represent additional credit risk to CTBI:

(in thousands)	2012	2011
Standby letters of credit	$41,207	$50,201
Commitments to extend credit	386,293	375,736
Total off-balance sheet financial instruments	$427,500	$425,937

Standby letters of credit represent conditional commitments to guarantee the performance of a third party.  The credit risk involved is essentially the same as the risk involved in making loans.  At December 31, 2012, we maintained a credit loss reserve of approximately $5 thousand relating to these financial standby letters of credit.  The reserve coverage calculation was determined using essentially the same methodology as used for the allowance for loan and lease losses.  Approximately 87% of the total standby letters of credit are secured, with $30.3 million of the total $41.2 million secured by cash.  Collateral for the remaining secured standby letters of credit varies but is comprised primarily of accounts receivable, inventory, property, equipment, and income-producing properties.

Commitments to extend credit are agreements to originate loans to customers as long as there is no violation of any condition of the contract.  At December 31, 2012, a credit loss reserve of $193 thousand was maintained relating to these commitments.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since a portion of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  Each customer's creditworthiness is evaluated on a case-by-case basis.  The amount of collateral obtained, if deemed necessary, is based on management's credit evaluation of the counterparty.  Collateral held varies, but may include accounts receivable, inventory, property, plant and equipment, commercial real estate, and residential real estate.  A portion of the commitments is to extend credit at fixed rates.  Fixed rate loan commitments at December 31, 2012 of $19.9 million had interest rates and terms ranging predominantly from 4.50% to 5.50% and 6 months to 1 year, respectively.  These credit commitments were based on prevailing rates, terms, and conditions applicable to other loans being made at December 31, 2012.

Included in our commitments to extend credit, are mortgage loans in the process of origination which are intended for sale to investors in the secondary market.  These forward sale commitments are on an individual loan basis that CTBI originates as part of its mortgage banking activities.  CTBI commits to sell the loans at specified prices in a future period, typically within 60 days.  These commitments are acquired to reduce market risk on mortgage loans in the process of origination and mortgage loans held for sale since CTBI is exposed to interest rate risk during the period between issuing a loan commitment and the sale of the loan into the secondary market.  Total mortgage loans in the process of origination amounted to $2.6 million and $5.1 million at December 31, 2012 and 2011, respectively, and mortgage loans held for sale amounted to $22.5 million and $0.5 million at both December 31, 2012 and 2011, respectively.

18.  Concentrations of Credit Risk

CTBI’s banking activities include granting commercial, residential, and consumer loans to customers primarily located in eastern, northeastern, central, and south central Kentucky, southern West Virginia, and northeastern Tennessee.  CTBI is continuing to manage all components of its portfolio mix in a manner to reduce risk from changes in economic conditions. Concentrations of credit, as defined for regulatory purposes, are reviewed quarterly by management to ensure that internally established limits based on Tier 1 Capital plus the allowance for loan and lease losses are not exceeded.  At December 31, 2012 and 2011, our concentrations of hotel/motel industry credits were 35% and 37% of Tier 1 Capital plus the allowance for loan and lease losses, respectively.  Lessors of residential buildings and dwellings credits were 32% and 33%, respectively.  Lessors of non-residential buildings were 30% and 29%, respectively.  Agriculture credits were 17% at both December 31, 2012 and 2011.  Coal mining and related support industries credits were 16% and 22%, respectively. These percentages are within our internally established limits regarding concentrations of credit.

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

20.  Regulatory Matters

CTBI’s principal source of funds is dividends received from our subsidiary bank, Community Trust Bank, Inc. (“CTB”).  Regulations limit the amount of dividends that may be paid by CTB without prior approval.  During 2013, approximately $47.9 million plus any 2013 net profits can be paid by CTB without prior regulatory approval.

The Federal Reserve Bank adopted quantitative measures which assign risk weightings to assets and off-balance sheet items and also define and set minimum regulatory capital requirements (risk based capital ratios).  All banks are required to have a minimum Tier 1 (core capital) leverage ratio of 4% of adjusted quarterly average assets, Tier 1 capital of at least 4% of risk-weighted assets, and total capital of at least 8% of risk-weighted assets.  Tier 1 capital consists principally of shareholders’ equity including capital-qualifying subordinated debt but excluding unrealized gains and losses on securities available-for-sale, less goodwill and certain other intangibles.  Total capital consists of Tier 1 capital plus certain debt instruments and the reserve for credit losses, subject to limitation.  Failure to meet certain capital requirements can initiate certain actions by regulators that, if undertaken, could have a direct material effect on our consolidated financial statements.  The regulations also define well-capitalized levels of Tier 1 leverage, Tier 1, and total capital as 5%, 6%, and 10%, respectively.  We had Tier 1 leverage, Tier 1, and total capital ratios above the well-capitalized levels at December 31, 2012 and 2011.  We believe, as of December 31, 2012, CTBI meets all capital adequacy requirements for which it is subject to be defined as well-capitalized under the regulatory framework for prompt corrective action.

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

Consolidated Capital Ratios

	Actual		For Capital Adequacy Purposes
(in thousands)	Amount	Ratio	Amount	Ratio
As of December 31, 2012:
Tier 1 capital (to average assets)	$380,549	10.65%	$142,929	4.00%
Tier 1 capital (to risk weighted assets)	380,549	15.23	99,947	4.00
Total capital (to risk weighted assets)	412,014	16.49	199,886	8.00

As of December 31, 2011:
Tier 1 capital (to average assets)	$349,348	9.89%	$141,293	4.00%
Tier 1 capital (to risk weighted assets)	349,348	13.88	100,677	4.00
Total capital (to risk weighted assets)	381,038	15.14	201,341	8.00

Community Trust Bank, Inc.'s Capital Ratios

	Actual		For Capital Adequacy Purposes		To Be Well-Capitalized Under Prompt Corrective Action Provision
(in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2012:
Tier 1 capital (to average assets)	$363,331	10.21%	$142,343	4.00%	$177,929	5.00%
Tier 1 capital (to risk weighted assets)	363,331	14.58	99,679	4.00	149,519	6.00
Total capital (to risk weighted assets)	394,796	15.84	199,392	8.00	249,240	10.00

As of December 31, 2011:
Tier 1 capital (to average assets)	$334,553	9.51%	$140,716	4.00%	$175,895	5.00%
Tier 1 capital (to risk weighted assets)	334,553	13.32	100,466	4.00	150,700	6.00
Total capital (to risk weighted assets)	366,243	14.58	200,956	8.00	251,195	10.00

In the summer of 2012, our primary federal regulators, published two notices of proposed rulemaking (the “2012 Capital Proposals”) that would substantially revise the risk-based capital requirements applicable to bank holding companies and depository institutions, including CTBI and CTB, compared to the current U.S. risk-based capital rules, which are based on the international capital accords of the Basel Committee on Banking Supervision (the “Basel Committee”) which are generally referred to as “Basel I.”

One of the 2012 Capital Proposals (the “Basel III Proposal”) addresses the components of capital and other issues affecting the numerator in banking institutions’ regulatory capital ratios, and would implement the Basel Committee’s December 2010 framework, known as “Basel III,” for strengthening international capital standards. The other proposal (the “Standardized Approach Proposal”) addresses risk weights and other issues affecting the denominator in banking institutions’ regulatory capital ratios, and would replace the existing Basel I-derived risk weighting approach with a more risk-sensitive approach based, in part, on the standardized approach in the Basel Committee’s 2004 “Basel II” capital accords.

The proposed rules include new risk-based capital and leverage ratios, which would be phased in through 2019 and would revise the definition of what constitutes “capital” for purposes of calculating those ratios. The proposed new minimum capital level requirements applicable to CTBI and CTB under the proposals would be: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 capital ratio of 6% (increased from 4%); (iii) a total capital ratio of 8% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 4% for all institutions.  The proposed rules would also establish a “capital conservation buffer” of 2.5% above the new regulatory minimum capital requirements, which must consist entirely of common equity Tier 1 capital and would result in the following minimum ratios: (i) a common equity Tier 1 capital ratio of 7.0%; (ii) a Tier 1 capital ratio of 8.5%; and (iii) a total capital ratio of 10.5%. The new capital conservation buffer requirement would be phased in beginning in January 2016 at 0.625% of risk-weighted assets and would increase by that amount each year until fully implemented in January 2019.  An institution would be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount.  These limitations would establish a maximum percentage of eligible retained income that could be utilized for such actions.

Although the Basel III Proposal was proposed to come into effect on January 1, 2013, the federal banking agencies jointly announced on November 9, 2012 that they did not expect any of the proposed rules to become effective on that date. As proposed, the Standardized Approach Proposal would come into effect on January 1, 2015.

21.  Parent Company Financial Statements

Condensed Balance Sheets

(in thousands) December 31	2012	2011
Assets:
Cash on deposit	$5,442	$6,105
Investment in and advances to subsidiaries	454,949	421,572
Goodwill	4,973	4,973
Premises and equipment, net	250	211
Other assets	1,277	498
Total assets	$466,891	$433,359

Liabilities and shareholders’ equity:
Long-term debt	$61,341	$61,341
Other liabilities	5,206	5,152
Total liabilities	66,547	66,493

Shareholders’ equity	400,344	366,866

Total liabilities and shareholders’ equity	$466,891	$433,359

Condensed Statements of Income and Other Comprehensive Income

(in thousands) Year Ended December 31	2012	2011	2010
Income:
Dividends from subsidiary banks	$16,572	$20,370	$34,620
Other income	238	255	34
Total income	16,810	20,625	34,654

Expenses:
Interest expense	2,403	3,999	3,999
Depreciation expense	127	72	25
Other expenses	1,990	1,808	1,557
Total expenses	4,520	5,879	5,581

Income before income taxes and equity in undistributed income of subsidiaries	12,290	14,746	29,073
Income tax benefit	(1,750)	(2,277)	(2,145)
Income before equity in undistributed income of subsidiaries	14,040	17,023	31,218
Equity in undistributed income of subsidiaries	30,822	21,804	1,816

Net income	$44,862	$38,827	$33,034

Other comprehensive income:
Unrealized holding gains (losses) on securities available-for-sale:
Unrealized holding gains arising during the period	4,973	9,868	(464)
Less: Reclassification adjustments for realized gains included in net income	(1,155)	(218)	0
Tax expense (benefit)	1,336	3,378	(162)
Other comprehensive income (loss), net of tax	2,482	6,272	(302)
Comprehensive income	$47,344	$45,099	$32,732

Condensed Statements of Cash Flows

(in thousands) Year Ended December 31	2012	2011	2010
Cash flows from operating activities:
Net income	$44,862	$38,827	$33,034
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	127	72	25
Equity in undistributed earnings of subsidiaries	(30,822)	(21,804)	(1,816)
Stock-based compensation	512	555	393
Excess tax benefit of stock-based compensation	496	23	205
Changes in:
Other assets	(771)	395	1,795
Other liabilities	495	0	675
Net cash provided by operating activities	14,899	18,068	34,311

Cash flows from investing activities:
Purchase of premises and equipment	(166)	(198)	(76)
Repayment of investments in and advances to subsidiaries	(80)	(96)	(411)
Additional investment in subsidiaries	0	0	(17,306)
Net cash used in investing activities	(246)	(294)	(17,793)

Cash flows from financing activities:
Issuance of common stock	4,395	1,291	1,875
Excess tax benefit of stock-based compensation	(496)	(23)	(205)
Dividends paid	(19,215)	(18,742)	(18,332)
Net cash used in financing activities	(15,316)	(17,474)	(16,662)

Net increase (decrease) in cash and cash equivalents	(663)	300	(144)
Cash and cash equivalents at beginning of year	6,105	5,805	5,949
Cash and cash equivalents at end of year	$5,442	$6,105	$5,805

22.  Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

Year Ended December 31	2012	2011	2010
Numerator:
Net income (in thousands)	$44,862	$38,827	$33,034

Denominator:
Basic earnings per share:
Weighted average shares	15,466,274	15,313,081	15,233,858
Diluted earnings per share:
Dilutive effect of equity grants	54,243	51,112	24,936
Adjusted weighted average shares	15,520,517	15,364,193	15,258,794

Earnings per share:
Basic earnings per share	$2.90	$2.54	$2.17
Diluted earnings per share	2.89	2.53	2.16

At December 31, 2012, 89,746 stock options at a weighted average price of $38.95 were outstanding and were not used in the computation of diluted earnings per share because their exercise price was greater than the average market value of the common stock.  Unvested restricted stock grants were also used in the calculation of diluted earnings per share based on the treasury method.  At December 31, 2011, 323,255 stock options at a price of $33.02 were outstanding and were not used in the computation of diluted earnings per share.  At December 31, 2010, 422,972 stock options at a price of $32.36 were outstanding and were not used in the computation of diluted earnings per share.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Audit Committee, Board of Directors
  and Stockholders
Community Trust Bancorp, Inc.
Pikeville, Kentucky

We have audited Community Trust Bancorp, Inc.’s (Company) internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management report on internal control over financial reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company and our report dated March 14, 2013, expressed an unqualified opinion thereon.

/s/ BKD, LLP
Louisville, Kentucky
March 14, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Audit Committee, Board of Directors
   and Stockholders
Community Trust Bancorp, Inc.
Pikeville, Kentucky

We have audited the accompanying consolidated balance sheets of Community Trust Bancorp, Inc. (Company) as of December 31, 2012 and 2011, and the related consolidated statements of income and other comprehensive income, changes in shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2012.  The Company’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 14, 2013, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ BKD, LLP
Louisville, Kentucky
March 14, 2013

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

CTBI's management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934.  As of December 31, 2012, an evaluation was carried out by CTBI’s management, with the participation of our Chief Executive Officer and the Executive Vice President/Treasurer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, management concluded that disclosure controls and procedures as of December 31, 2012 were effective in ensuring material information required to be disclosed in this annual report on Form 10-K was recorded, processed, summarized, and reported on a timely basis.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in CTBI's internal control over financial reporting that occurred during the year ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, CTBI's internal control over financial reporting.

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

Management has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2012 based on the control criteria established in a report entitled Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, we have concluded that CTBI’s internal control over financial reporting is effective as of December 31, 2012.

The effectiveness of CTBI’s internal control over financial reporting as of December 31, 2012 has been audited by BKD, LLP, an independent registered public accounting firm that audited the CTBI’s consolidated financial statements included in this annual report.

March 14, 2013	/s/ Jean R. Hale
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

Name and Age (1)	Positions and Offices Currently Held	Date First Became Director or Executive Officer		Principal Occupation
Jean R. Hale; 66	Chairman, President and CEO	1992		Chairman, President and CEO of Community Trust Bancorp, Inc.

Mark A. Gooch; 54	Executive Vice President and Secretary	1997		President and CEO of Community Trust Bank, Inc.

Larry W. Jones; 66	Executive Vice President	2000	(2)	Executive Vice President/ Central Kentucky Region President of Community Trust Bank, Inc.

James B. Draughn; 53	Executive Vice President	2001		Executive Vice President/Operations of Community Trust Bank, Inc.

Kevin J. Stumbo; 52	Executive Vice President and Treasurer	2002		Executive Vice President/ Controller of Community Trust Bank, Inc.

Ricky D. Sparkman; 50	Executive Vice President	2002		Executive Vice President/ South Central Region President of Community Trust Bank, Inc.

Richard W. Newsom; 58	Executive Vice President	2002		Executive Vice President/ Eastern Region President of Community Trust Bank, Inc.

James J. Gartner; 71	Executive Vice President	2002		Executive Vice President/ Chief Credit Officer of Community Trust Bank, Inc.

Steven E. Jameson; 56	Executive Vice President	2004	(3)	Executive Vice President/ Chief Internal Audit & Risk Officer

D. Andrew Jones; 50	Executive Vice President	2010	(4)	Executive Vice President/ Northeastern Region President of Community Trust Bank, Inc.

Andy D. Waters; 47	Executive Vice President	2011	(5)	President and CEO of Community Trust and Investment Company

(1)	The ages listed for CTBI's executive officers are as of February 28, 2013.

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

Equity Compensation Plan Information

The following table provides information as of December 31, 2012, with respect to compensation plans under which common shares of CTBI are authorized for issuance to officers or employees in exchange for consideration in the form of services provided to CTBI and/or its subsidiaries.  We currently maintain one active and one inactive incentive stock option plans covering key employees.  The 2006 Stock Ownership Incentive Plan (“2006 Plan”) was approved by the Board of Directors and the Shareholders in 2006.  The 1998 Stock Option Plan (“1998 Plan”) was approved by the Board of Directors and the Shareholders in 1998.  The 1998 Plan was rendered inactive as of April 26, 2006.  The 2006 Plan had 1,500,000 shares authorized, 1,245,189 of which were available at December 31, 2012 for future grants.  In addition, any shares reserved for issuance under the 1998 Stock Option Plan (“1998 Plan”) in excess of the number of shares as to which options or other benefits are awarded thereunder, plus any shares as to which options or other benefits granted under the 1998 Plan may lapse, expire, terminate or be canceled, shall also be reserved and available for issuance or reissuance under the 2006 Plan.  As of December 31, 2012, the 1998 Plan had 1,046,831 shares authorized, 198,024 of which were transferred to the 2006 Plan.  The total shares available for issuance under the 2006 Plan as of December 31, 2012 was 1,443,213.

	A	B	C
Plan Category (shares in thousands)	Number of Common Shares to be Issued Upon Exercise/Vesting	Weighted Average Price	Number of Securities Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in Column A)
Equity compensation plans approved by shareholders:
Stock options	326	$32.64	1,443
Equity compensation plans not approved by shareholders	0	--	0

Total			1,443

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

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a) 1.  Financial Statements

The following financial statements of CTBI and the auditor’s report thereon are filed as part of this Form 10-K under Item 8. Financial Statements and Supplementary Data:

Consolidated Balance Sheets
Consolidated Statements of Income and Other Comprehensive Income
Consolidated Statements of Shareholders’ Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements
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

10.7	Senior Management Incentive Compensation Plan (2013) {incorporated herein by reference to current report on Form 8-K dated January 29, 2013}

10.8	Restricted Stock Agreement {incorporated herein by reference to Form 10-K for the fiscal year ended December 31, 2011 under SEC file no. 000-111-29}

10.9	Employee Incentive Compensation Plan (2013) {incorporated herein by reference to current report on Form 8-K dated January 29, 2013}

10.10	Amendment to the Community Trust Bancorp, Inc. 2006 Stock Ownership Incentive Plan {incorporated herein by reference to current report on Form 8-K dated January 26, 2012}

10.11	Community Trust Bancorp, Inc. 2012 Executive Committee Long-Term Incentive Compensation Plan {incorporated herein by reference to current report on Form 8-K dated January 26, 2012}

10.12	Community Trust Bancorp, Inc. 2013 Executive Committee Long-Term Incentive Compensation Plan {incorporated herein by reference to current report on Form 8-K dated January 29, 2013}

21	List of subsidiaries

23.1	Consent of BKD, LLP, Independent Registered Public Accounting Firm

31.1	Certification of Principal Executive Officer (Jean R. Hale, Chairman, President and CEO)

31.2	Certification of Principal Financial Officer (Kevin J. Stumbo, Executive Vice President and Treasurer)

32.1	Certification of Jean R. Hale, Chairman, President and CEO, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Kevin J. Stumbo, Executive Vice President and Treasurer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema*

101.DEF	XBRL Taxonomy Extension Definition Linkbase*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase*

101.LAB	XBRL Taxonomy Extension Label Linkbase*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

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

COMMUNITY TRUST BANCORP, INC.

March 14, 2013	By:	/s/ Jean R. Hale
Jean R. Hale
Chairman, President and Chief Executive Officer

/s/ Kevin J. Stumbo
Kevin J. Stumbo
Executive Vice President
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

March 14, 2013	/s/ Jean R. Hale	Chairman, President, and Chief Executive Officer
Jean R. Hale

March 14, 2013	/s/ Kevin J. Stumbo	Executive Vice President and Treasurer (Principal Financial Officer)
Kevin J. Stumbo

March 14, 2013	/s/ Charles J. Baird	Director
Charles J. Baird

March 14, 2013	/s/ Nick Carter	Director
Nick Carter

March 14, 2013	/s/ James E. McGhee, II	Director
James E. McGhee II

March 14, 2013	/s/ M. Lynn Parrish	Director
M. Lynn Parrish

March 14, 2013	/s/ James R. Ramsey	Director
James R. Ramsey

March 14, 2013	/s/ Anthony W. St. Charles	Director
Anthony W. St. Charles

COMMUNITY TRUST BANCORP, INC. AND SUBSIDIARIES
INDEX TO EXHIBITS

Exhibit No.	Description of Exhibits
3.1	Articles of Incorporation for CTBI {incorporated herein by reference}

3.2	By-laws of CTBI as amended July 25, 1995 {incorporated herein by reference}

3.3	By-laws of CTBI as amended January 29, 2008 {incorporated herein by reference}

10.1	Community Trust Bancorp, Inc. Employee Stock Ownership Plan (effective January 1, 2007) {incorporated herein by reference}

10.2
Community Trust Bancorp, Inc. Savings and Employee Stock Ownership Plan (Amendment Number One effective January 1, 2002, Amendment Number Two effective January 1, 2004, Amendment Number Three effective March 28, 2005, and Amendment Number Four effective January 1, 2006) {incorporated herein by reference}

10.3	Second restated Pikeville National Corporation 1989 Stock Option Plan (commonly known as Community Trust Bancorp, Inc. 1989 Stock Option Plan) {incorporated herein by reference}

10.4	Community Trust Bancorp, Inc. 1998 Stock Option Plan {incorporated herein by reference}

10.5	Community Trust Bancorp, Inc. 2006 Stock Ownership Incentive Plan {incorporated herein by reference}

10.6	Form of Severance Agreement between Community Trust Bancorp, Inc. and executive officers (currently in effect with respect to eleven executive officers) {incorporated herein by reference}

10.7	Senior Management Incentive Compensation Plan (2013) {incorporated herein by reference}

10.8	Restricted Stock Agreement{incorporated herein by reference}

10.9	Employee Incentive Compensation Plan (2013) {incorporated herein by reference}

10.10	Amendment to the Community Trust Bancorp, Inc. 2006 Stock Ownership Incentive Plan {incorporated herein by reference}

10.11	Community Trust Bancorp, Inc. 2012 Executive Committee Long-Term Incentive Compensation Plan {incorporated herein by reference}

10.12	Community Trust Bancorp, Inc. 2013 Executive Committee Long-Term Incentive Compensation Plan {incorporated herein by reference}

21	List of subsidiaries

23.1	Consent of BKD, LLP, Independent Registered Public Accounting Firm

31.1	Certification of Principal Executive Officer (Jean R. Hale, Chairman, President and CEO)

31.2	Certification of Principal Financial Officer (Kevin J. Stumbo, Executive Vice President and Treasurer)

32.1	Certification of Jean R. Hale, Chairman, President and CEO, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Kevin J. Stumbo, Executive Vice President and Treasurer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema*

101.DEF	XBRL Taxonomy Extension Definition Linkbase*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase*

101.LAB	XBRL Taxonomy Extension Label Linkbase*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

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