Form 10-Q
period 2013-03-31
COMMUNITY TRUST BANCORP INC /KY/
filed 2013-05-10
CIK 350852

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013

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

Common stock – 15,661,375 shares outstanding at April 30, 2013

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

The accompanying condensed consolidated financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all of the disclosures normally required by accounting principles generally accepted in the United States of America or those normally made in the Registrant’s annual report on Form 10-K.  Accordingly, the reader of the Form 10-Q should refer to the Registrant’s Form 10-K for the year ended December 31, 2012 for further information in this regard.

Community Trust Bancorp, Inc.
Condensed Consolidated Balance Sheets

(dollars in thousands)	(unaudited) March 31 2013	December 31 2012
Assets:
Cash and due from banks	$54,589	$73,451
Interest bearing deposits	111,128	127,438
Federal funds sold	2,227	6,671
Cash and cash equivalents	167,944	207,560

Certificates of deposit in other banks	9,320	5,336
Securities available-for-sale at fair value (amortized cost of $660,611 and $583,858, respectively)	677,510	603,343
Securities held-to-maturity at amortized cost (fair value of $1,656 and $1,659, respectively)	1,662	1,662
Loans held for sale	1,449	22,486

Loans	2,563,314	2,550,573
Allowance for loan losses	(33,393)	(33,245)
Net loans	2,529,921	2,517,328

Premises and equipment, net	53,491	54,321
Federal Home Loan Bank stock	25,673	25,673
Federal Reserve Bank stock	4,886	4,885
Goodwill	65,490	65,490
Core deposit intangible (net of accumulated amortization of $7,765 and $7,712, respectively)	850	904
Bank owned life insurance	53,166	44,893
Mortgage servicing rights	2,652	2,364
Other real estate owned	45,720	47,537
Other assets	32,361	31,882
Total assets	$3,672,095	$3,635,664

Liabilities and shareholders’ equity:
Deposits:
Noninterest bearing	$619,819	$606,448
Interest bearing	2,313,761	2,297,400
Total deposits	2,933,580	2,903,848

Repurchase agreements	213,573	210,120
Federal funds purchased and other short-term borrowings	15,272	12,314
Advances from Federal Home Loan Bank	1,387	1,429
Long-term debt	61,341	61,341
Other liabilities	40,308	46,268
Total liabilities	3,265,461	3,235,320

Shareholders’ equity:
Preferred stock, 300,000 shares authorized and unissued	-	-
Common stock, $5 par value, shares authorized 25,000,000; shares outstanding 2013 – 15,653,090; 2012 – 15,612,935	78,266	78,065
Capital surplus	161,520	160,670
Retained earnings	155,864	148,944
Accumulated other comprehensive income, net of tax	10,984	12,665
Total shareholders’ equity	406,634	400,344

Total liabilities and shareholders’ equity	$3,672,095	$3,635,664

Community Trust Bancorp, Inc.
Condensed Consolidated Statements of Income and Other Comprehensive Income
(unaudited)

	Three Months Ended
	March 31
(in thousands except per share data)	2013	2012
Interest income:
Interest and fees on loans, including loans held for sale	$32,848	$35,052
Interest and dividends on securities
Taxable	2,895	2,771
Tax exempt	558	477
Interest and dividends on Federal Reserve Bank and Federal Home Loan Bank stock	348	364
Other, including interest on federal funds sold	127	162
Total interest income	36,776	38,826

Interest expense:
Interest on deposits	3,019	4,471
Interest on repurchase agreements and other short-term borrowings	263	338
Interest on advances from Federal Home Loan Bank	7	11
Interest on long-term debt	290	1,000
Total interest expense	3,579	5,820

Net interest income	33,197	33,006
Provision for loan losses	1,559	1,160
Net interest income after provision for loan losses	31,638	31,846

Noninterest income:
Service charges on deposit accounts	5,767	5,872
Gains on sales of loans, net	1,397	617
Trust income	2,000	1,613
Loan related fees	948	1,287
Bank owned life insurance	421	428
Other noninterest income	1,387	1,370
Total noninterest income	11,920	11,187

Noninterest expense:
Officer salaries and employee benefits	2,551	2,356
Other salaries and employee benefits	10,431	10,457
Occupancy, net	1,927	1,853
Equipment	978	918
Data processing	1,813	1,579
Bank franchise tax	1,123	1,155
Legal fees	606	601
Professional fees	382	260
FDIC insurance	602	657
Other real estate owned provision and expense	1,839	790
Other noninterest expense	4,047	5,124
Total noninterest expense	26,299	25,750

Income before income taxes	17,259	17,283
Income taxes	5,439	5,414
Net income	11,820	11,869

Other comprehensive income:
Unrealized holding gains on securities available-for-sale:
Unrealized holding gains arising during the period	(2,586)	(2,202)
Tax benefit	(905)	(771)
Other comprehensive income, net of tax	(1,681)	(1,431)
Comprehensive income	$10,139	$10,438

Basic earnings per share	$0.76	$0.77
Diluted earnings per share	$0.76	$0.77

Weighted average shares outstanding-basic	15,539	15,407
Weighted average shares outstanding-diluted	15,592	15,456

Dividends declared per share	$0.315	$0.310

See notes to condensed consolidated financial statements.

Community Trust Bancorp, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended
	March 31
(in thousands)	2013	2012
Cash flows from operating activities:
Net income	$11,820	$11,869
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,151	1,061
Deferred taxes	905	771
Stock-based compensation	164	146
Excess tax benefits of stock-based compensation	35	336
Provision for loan losses	1,559	1,160
Write-downs of other real estate owned and other repossessed assets	1,146	179
Gains on sale of mortgage loans held for sale	(1,397)	(617)
(Gains)/losses on sale of assets, net	65	(35)
Proceeds from sale of mortgage loans held for sale	59,723	26,731
Funding of mortgage loans held for sale	(37,289)	(27,220)
Amortization of securities premiums and discounts, net	1,086	1,287
Change in cash surrender value of bank owned life insurance	(324)	(344)
Mortgage servicing rights:
Fair value adjustments	69	(207)
New servicing assets created	(357)	(151)
Changes in:
Other assets	(486)	(392)
Other liabilities	(5,968)	10,090
Net cash provided by operating activities	31,902	24,664

Cash flows from investing activities:
Certificates of deposit in other banks:
Purchase of certificates of deposit	(3,984)	(1,117)
Securities available-for-sale (AFS):
Purchase of AFS securities	(109,477)	(123,695)
Proceeds from prepayments and maturities of AFS securities	31,637	33,626
Change in loans, net	(15,881)	8,803
Purchase of premises and equipment	(267)	(1,436)
Proceeds from sale of premises and equipment	0	73
Additional investment in Federal Reserve Bank stock	(1)	(1)
Proceeds from sale of other real estate and other repossessed assets	2,347	2,089
Additional investment in other real estate and other repossessed assets	(5)	(90)
Additional investment in bank owned life insurance	(7,949)	0
Net cash used in investing activities	(103,580)	(81,748)

Cash flows from financing activities:
Change in deposits, net	29,732	69,194
Change in repurchase agreements, federal funds purchased, and other short-term borrowings, net	6,411	15,773
Payments on advances from Federal Home Loan Bank	(42)	(20,047)
Issuance of common stock	883	1,993
Excess tax benefits of stock-based compensation	(35)	(336)
Dividends paid	(4,887)	(4,753)
Net cash provided by financing activities	32,062	61,824
Net increase (decrease) in cash and cash equivalents	(39,616)	4,740
Cash and cash equivalents at beginning of period	207,560	238,481
Cash and cash equivalents at end of period	$167,944	$243,221

Supplemental disclosures:
Income taxes paid	$4,500	$3,800
Interest paid	3,411	5,290
Non-cash activities:
Loans to facilitate the sale of other real estate and other repossessed assets	318	952
Common stock dividends accrued, paid in subsequent quarter	4,900	4,783
Real estate acquired in settlement of loans	2,047	5,370

See notes to condensed consolidated financial statements.

Community Trust Bancorp, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1 - Summary of Significant Accounting Policies

In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments (which consist of normal recurring accruals) necessary, to present fairly the condensed consolidated financial position as of March 31, 2013, the results of operations for the three months ended March 31, 2013 and 2012, and the cash flows for the three months ended March 31, 2013 and 2012.  In accordance with accounting principles generally accepted in the United States of America for interim financial information, these statements do not include certain information and footnote disclosures required by accounting principles generally accepted in the United States of America for complete annual financial statements.  The results of operations for the three months ended March 31, 2013 and 2012, and the cash flows for the three months ended March 31, 2013 and 2012, are not necessarily indicative of the results to be expected for the full year.  The condensed consolidated balance sheet as of December 31, 2012 has been derived from the audited consolidated financial statements of Community Trust Bancorp, Inc. (“CTBI”) for that period.  For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2012, included in our annual report on Form 10-K.

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

New Accounting Standards –

➢ Testing Goodwill for Impairment – In July 2012, the FASB issued ASU 2012-02, Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment.  Under these amendments, an entity would not be required to calculate the fair value of an indefinite-lived intangible asset unless the entity determines, based on qualitative assessment, that it is not more likely than not that the indefinite-lived intangible asset is impaired.  The amendments include a number of events and circumstances for an entity to consider in conducting the qualitative assessment.  ASU 2012-02 is effective for annual and interim indefinite-lived intangible asset impairment tests performed for fiscal years beginning after September 15, 2012.  Adoption of this ASU did not have a material effect on our consolidated financial statements.

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

The amendments apply to all public and private companies that report items of other comprehensive income.  Public companies are required to comply with these amendments for all reporting periods (interim and annual).  The amendments are effective for reporting periods beginning after December 15, 2012, for public companies.  The adoption of ASU No. 2013-02 did not have a material impact on CTBI’s consolidated financial statements.

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

Note 2 – Stock-Based Compensation

CTBI’s compensation expense related to stock option grants was $3 thousand and $19 thousand for the three months ended March 31, 2013 and 2012, respectively.  Restricted stock expense for the first three months of 2013 and 2012 was $161 thousand and $157 thousand, respectively, including $31 thousand and $30 thousand, respectively, in dividends paid for each period.  As of March 31, 2013, there was a total of $17 thousand of unrecognized compensation expense related to unvested stock option awards that will be recognized as expense as the awards vest over a weighted average period of 1.6 years and a total of $1.3 million of unrecognized compensation expense related to restricted stock grants that will be recognized as expense as the awards vest over a weighted average period of 1.5 years.

There were 10,822 shares and 331 shares of restricted stock granted during the three months ended March 31, 2013 and 2012.  The restrictions on the restricted stock granted in 2013 and 2012 will lapse over four years.  However, in the event of a change in control of CTBI or the death of the participant, the restrictions will lapse.  In the event of the disability of the participant, the restrictions will lapse on a pro rata basis.  The Compensation Committee of the Board of Directors will have discretion to review and revise restrictions applicable to a participant’s restricted stock in the event of the participant’s retirement.  There were 1,500 options granted to purchase shares of CTBI common stock during the three months ended March 31, 2013.  There were no options granted to purchase shares of CTBI common stock during the three months ended March 31, 2012.

The fair values of options granted during the three months ended March 31, 2013, were established at the date of grant using a Black-Scholes option pricing model with the weighted average assumptions as follows:

Three Months Ended
March 31
2013
Expected dividend yield	3.74%
Risk-free interest rate	1.33%
Expected volatility	39.11%
Expected term (in years)	7.5
Weighted average fair value of options	$9.05

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

The amortized cost and fair value of securities at March 31, 2013 are summarized as follows:

Available-for-Sale

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury and government agencies	$61,100	$435	$(272)	$61,263
State and political subdivisions	115,724	4,949	(225)	120,448
U.S. government sponsored agency mortgage-backed securities	428,787	11,992	(309)	440,470
Total debt securities	605,611	17,376	(806)	622,181
Marketable equity securities	55,000	606	(277)	55,329
Total available-for-sale securities	$660,611	$17,982	$(1,083)	$677,510

Held-to-Maturity

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury and government agencies	$480	$0	$(7)	$473
State and political subdivisions	1,182	1	0	1,183
Total held-to-maturity securities	$1,662	$1	$(7)	$1,656

The amortized cost and fair value of securities as of December 31, 2012 are summarized as follows:

Available-for-Sale

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury and government agencies	$60,625	$463	$(173)	$60,915
State and political subdivisions	107,987	5,369	(135)	113,221
U.S. government sponsored agency mortgage-backed securities	370,246	13,347	(12)	383,581
Total debt securities	538,858	19,179	(320)	557,717
Marketable equity securities	45,000	791	(165)	45,626
Total available-for-sale securities	$583,858	$19,970	$(485)	$603,343

Held-to-Maturity

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury and government agencies	$480	$0	$(4)	$476
State and political subdivisions	1,182	1	0	1,183
Total held-to-maturity securities	$1,662	$1	$(4)	$1,659

The amortized cost and fair value of securities at March 31, 2013 by contractual maturity are shown below.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale		Held-to-Maturity
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$7,602	$7,653	$0	$0
Due after one through five years	23,004	24,051	0	0
Due after five through ten years	107,594	109,952	1,182	1,183
Due after ten years	38,624	40,055	480	473
U.S. government sponsored agency mortgage-backed securities	428,787	440,470	0	0
Total debt securities	605,611	622,181	1,662	1,656
Marketable equity securities	55,000	55,329	0	0
Total securities	$660,611	$677,510	$1,662	$1,656

There were no sales of securities and no gains or losses realized as of March 31, 2013 or 2012.

The amortized cost of securities pledged as collateral, to secure public deposits and for other purposes, was $258.6 million at March 31, 2013 and $262.4 million at December 31, 2012.

The amortized cost of securities sold under agreements to repurchase amounted to $237.0 million at March 31, 2013 and $237.3 million at December 31, 2012.

Certain investments in debt and marketable equity securities are reported in the financial statements at amounts less than their historical costs.  CTBI evaluates its investment portfolio on a quarterly basis for impairment.  The analysis performed as of March 31, 2013 indicates that all impairment is considered temporary, market driven, and not credit-related. The percentage of total investments with unrealized losses as of March 31, 2013 was 22.2% compared to 14.8% as of December 31, 2012.  The following tables provide the amortized cost, gross unrealized losses, and fair market value, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position as of March 31, 2013 that are not deemed to be other-than-temporarily impaired.

Available-for-Sale

(in thousands)	Amortized Cost	Gross Unrealized Losses	Fair Value
Less Than 12 Months
U.S. Treasury and government agencies	$48,078	$(272)	$47,806
State and political subdivisions	17,012	(212)	16,800
U.S. government sponsored agency mortgage-backed securities	55,489	(309)	55,180
Total debt securities	120,579	(793)	119,786
Marketable equity securities	30,000	(277)	29,723
Total <12 months temporarily impaired AFS securities	150,579	(1,070)	149,509

12 Months or More
State and political subdivisions	1,106	(13)	1,093
Total ≥12 months temporarily impaired AFS securities	1,106	(13)	1,093

Total
U.S. Treasury and government agencies	48,078	(272)	47,806
State and political subdivisions	18,118	(225)	17,893
U.S. government sponsored agency mortgage-backed securities	55,489	(309)	55,180
Total debt securities	121,685	(806)	120,879
Marketable equity securities	30,000	(277)	29,723
Total temporarily impaired AFS securities	$151,685	$(1,083)	$150,602

Held-to-Maturity

(in thousands)	Amortized Cost	Gross Unrealized Losses	Fair Value
Less Than 12 Months
U.S. Treasury and government agencies	$480	$(7)	$473
Total temporarily impaired HTM securities	$480	$(7)	$473

The analysis performed as of December 31, 2012 indicated that all impairment was considered temporary, market driven, and not credit-related.  The following tables provide the amortized cost, gross unrealized losses, and fair market value, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position as of December 31, 2012 that are not deemed to be other-than-temporarily impaired.

Available-for-Sale

(in thousands)	Amortized Cost	Gross Unrealized Losses	Fair Value
Less Than 12 Months
U.S. Treasury and government agencies	$47,576	$(173)	$47,403
State and political subdivisions	11,126	(135)	10,991
U.S. government sponsored agency mortgage-backed securities	10,563	(12)	10,551
Total debt securities	69,265	(320)	68,945
Marketable equity securities	20,000	(165)	19,835
Total <12 months temporarily impaired AFS securities	89,265	(485)	88,780

Total
U.S. Treasury and government agencies	47,576	(173)	47,403
State and political subdivisions	11,126	(135)	10,991
U.S. government sponsored agency mortgage-backed securities	10,563	(12)	10,551
Total debt securities	69,265	(320)	68,945
Marketable equity securities	20,000	(165)	19,835
Total temporarily impaired AFS securities	$89,265	$(485)	$88,780

Held-to-Maturity

(in thousands)	Amortized Cost	Gross Unrealized Losses	Fair Value
Less Than 12 Months
U.S. Treasury and government agencies	$480	$(4)	$476
Total temporarily impaired HTM securities	$480	$(4)	$476

Note 4 – Loans

Major classifications of loans, net of unearned income and deferred loan origination costs, are summarized as follows:

(in thousands)	March 31 2013	December 31 2012
Commercial construction	$102,303	$119,447
Commercial secured by real estate	847,807	807,213
Equipment lease financing	9,944	9,246
Commercial other	375,409	376,348
Real estate construction	51,978	55,041
Real estate mortgage	696,321	696,928
Home equity	79,899	82,292
Consumer direct	119,191	122,581
Consumer indirect	280,462	281,477
Total loans	$2,563,314	$2,550,573

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

Not included in the loan balances above were loans held for sale in the amount of $1.4 million at March 31, 2013 and $22.5 million at December 31, 2012.  The amount of capitalized fees and costs under ASC 310-20, included in the above loan totals were $0.2 million and $0.4 million at March 31, 2013 and December 31, 2012, respectively.

Refer to note 1 to the condensed consolidated financial statements for further information regarding our nonaccrual policy.  Nonaccrual loans segregated by class of loans were as follows:

(in thousands)	March 31 2013	December 31 2012
Commercial:
Commercial construction	$6,196	$5,955
Commercial secured by real estate	6,256	5,572
Commercial other	1,344	1,655

Residential:
Real estate construction	635	315
Real estate mortgage	3,763	3,153
Home equity	143	141
Total nonaccrual loans	$18,337	$16,791

The following tables present CTBI’s loan portfolio aging analysis, segregated by class, as of March 31, 2013 and December 31, 2012:

	March 31, 2013
(in thousands)	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Current	Total Loans	90+ and Accruing*
Commercial:
Commercial construction	$617	$16	$8,599	$9,232	$93,071	$102,303	$2,532
Commercial secured by real estate	6,619	7,111	9,129	22,859	824,948	847,807	4,475
Equipment lease financing	0	0	0	0	9,944	9,944	0
Commercial other	1,776	1,398	5,101	8,275	367,134	375,409	3,827
Residential:
Real estate construction	195	272	866	1,333	50,645	51,978	232
Real estate mortgage	1,822	2,394	6,698	10,914	685,407	696,321	3,635
Home equity	1,118	119	497	1,734	78,165	79,899	374
Consumer:
Consumer direct	851	247	79	1,177	118,014	119,191	79
Consumer indirect	1,860	546	379	2,785	277,677	280,462	379
Total	$14,858	$12,103	$31,348	$58,309	$2,505,005	$2,563,314	$15,533

	December 31, 2012
(in thousands)	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Current	Total Loans	90+ and Accruing*
Commercial:
Commercial construction	$1,413	$312	$9,598	$11,323	$108,124	$119,447	$3,778
Commercial secured by real estate	9,733	1,633	10,456	21,822	785,391	807,213	5,943
Equipment lease financing	0	0	0	0	9,246	9,246	0
Commercial other	259	1,142	5,164	6,565	369,783	376,348	3,867
Residential:
Real estate construction	248	572	511	1,331	53,710	55,041	196
Real estate mortgage	2,765	4,029	7,138	13,932	682,996	696,928	4,511
Home equity	921	102	565	1,588	80,704	82,292	441
Consumer:
Consumer direct	1,360	336	98	1,794	120,787	122,581	98
Consumer indirect	2,772	907	381	4,060	277,417	281,477	381
Total	$19,471	$9,033	$33,911	$62,415	$2,488,158	$2,550,573	$19,215

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

The following tables present the credit risk profile of CTBI’s commercial loan portfolio based on rating category and payment activity, segregated by class of loans, as of March 31, 2013 and December 31, 2012:

(in thousands)	Commercial Construction	Commercial Secured by Real Estate	Equipment Leases	Commercial Other	Total
March 31, 2013
Pass	$74,898	$704,073	$9,944	$327,158	$1,116,073
Watch	14,142	85,439	0	29,830	129,411
OAEM	56	13,769	0	974	14,799
Substandard	7,011	39,387	0	16,336	62,734
Doubtful	6,196	5,139	0	1,111	12,446
Total	$102,303	$847,807	$9,944	$375,409	$1,335,463

December 31, 2012
Pass	$92,140	$665,764	$9,246	$328,646	$1,095,796
Watch	12,915	79,517	0	28,760	121,192
OAEM	1,054	16,532	0	2,816	20,402
Substandard	7,383	40,021	0	14,878	62,282
Doubtful	5,955	5,379	0	1,248	12,582
Total	$119,447	$807,213	$9,246	$376,348	$1,312,254

The following tables present the credit risk profile of the CTBI’s residential real estate and consumer loan portfolios based on performing or nonperforming status, segregated by class, as of March 31, 2013 and December 31, 2012:

(in thousands)	Real Estate Construction	Real Estate Mortgage	Home Equity	Consumer Direct	Consumer Indirect	Total
March 31, 2013
Performing	$51,111	$688,923	$79,382	$119,112	$280,083	$1,218,611
Nonperforming (1)	867	7,398	517	79	379	9,240
Total	$51,978	$696,321	$79,899	$119,191	$280,462	$1,227,851

December 31, 2012
Performing	$54,530	$689,264	$81,710	$122,483	$281,096	$1,229,083
Nonperforming (1)	511	7,664	582	98	381	9,236
Total	$55,041	$696,928	$82,292	$122,581	$281,477	$1,238,319

(1)  A loan is considered nonperforming if it is 90 days or more past due and/or on nonaccrual.

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

The following table presents impaired loans, the average investment in impaired loans, and interest income recognized on impaired loans for the periods ended March 31, 2013, December 31, 2012, and March 31, 2012:

	March 31, 2013
(in thousands)	Recorded Balance	Unpaid Contractual Principal Balance	Specific Allowance	Average Investment in Impaired Loans	*Interest Income Recognized
Loans without a specific valuation allowance:
Commercial construction	$5,155	$5,609	$0	$5,225	$74
Commercial secured by real estate	33,765	34,586	0	33,908	297
Commercial other	15,779	17,920	0	15,435	154
Real estate mortgage	657	657	0	658	7

Loans with a specific valuation allowance:
Commercial construction	6,073	7,303	1,911	6,075	0
Commercial secured by real estate	4,158	4,276	1,192	4,166	0
Commercial other	867	2,188	322	868	0

Totals:
Commercial construction	11,228	12,912	1,911	11,300	74
Commercial secured by real estate	37,923	38,862	1,192	38,074	297
Commercial other	16,646	20,108	322	16,303	154
Real estate mortgage	657	657	0	658	7
Total	$66,454	$72,539	$3,425	$66,335	$532

	December 31, 2012
(in thousands)	Recorded Balance	Unpaid Contractual Principal Balance	Specific Allowance	Average Investment in Impaired Loans	*Interest Income Recognized
Loans without a specific valuation allowance:
Commercial construction	$3,692	$4,146	$0	$4,249	$97
Commercial secured by real estate	35,046	35,818	0	35,542	1,337
Commercial other	13,285	15,484	0	11,083	416
Real estate mortgage	695	695	0	481	30

Loans with a specific valuation allowance:
Commercial construction	5,703	6,933	1,820	6,585	0
Commercial secured by real estate	3,067	3,189	1,090	3,243	0
Commercial other	1,010	2,331	338	1,441	0

Totals:
Commercial construction	9,395	11,079	1,820	10,834	97
Commercial secured by real estate	38,113	39,007	1,090	38,785	1,337
Commercial other	14,295	17,815	338	12,524	416
Real estate mortgage	695	695	0	481	30
Total	$62,498	$68,596	$3,248	$62,624	$1,880

	March 31, 2012
(in thousands)	Recorded Balance	Unpaid Contractual Principal Balance	Specific Allowance	Average Investment in Impaired Loans	*Interest Income Recognized
Loans without a specific valuation allowance:
Commercial construction	$4,594	$4,595	$0	$4,683	$18
Commercial secured by real estate	36,312	37,778	0	36,506	332
Commercial other	6,696	7,406	0	6,785	16
Real estate mortgage	279	279	0	280	3

Loans with a specific valuation allowance:
Commercial construction	5,912	6,764	2,180	5,809	0
Commercial secured by real estate	3,382	3,508	1,246	3,385	0
Commercial other	2,791	5,391	1,104	2,829	0

Totals:
Commercial construction	10,506	11,359	2,180	10,492	18
Commercial secured by real estate	39,694	41,286	1,246	39,891	332
Commercial other	9,487	12,797	1,104	9,614	16
Real estate mortgage	279	279	0	280	3
Total	$59,966	$65,721	$4,530	$60,277	$369

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

During 2013, certain loans were modified in troubled debt restructurings, where economic concessions were granted to borrowers consisting of reductions in the interest rates, payment extensions, forgiveness of principal, and forbearances.  Presented below, segregated by class of loans, are troubled debt restructurings that occurred during the three months ended March 31, 2013 and 2012 and the year ended December 31, 2012:

	Three Months Ended March 31, 2013
(in thousands)	Number of Loans	Post-Modification Outstanding Balance	Net Charge-offs Resulting from Modification
Commercial:
Commercial construction	3	$2,110	$0
Commercial secured by real estate	5	605	0
Commercial other	9	5,585	0
Total troubled debt restructurings	17	$8,300	$0

	Year Ended December 31, 2012
(in thousands)	Number of Loans	Post-Modification Outstanding Balance	Net Charge-offs Resulting from Modification
Commercial:
Commercial construction	5	$557	$0
Commercial secured by real estate	11	4,506	0
Commercial other	23	3,233	0
Residential:
Real estate mortgage	1	391	0
Total troubled debt restructurings	40	$8,687	$0

	Three Months Ended March 31, 2012
(in thousands)	Number of Loans	Post-Modification Outstanding Balance	Net Charge-offs Resulting from Modification
Commercial:
Commercial construction	0	$0	$0
Commercial secured by real estate	3	1,665	0
Commercial other	1	48	0
Total troubled debt restructurings	4	$1,713	$0

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

(in thousands)	Three Months Ended March 31, 2013
	Number of Loans	Recorded Balance
Commercial:
Commercial construction	2	$328
Commercial secured by real estate	2	662
Commercial other	1	12
Total defaulted restructured loans	5	$1,002

(in thousands)	Three Months Ended March 31, 2012
	Number of Loans	Recorded Balance
Commercial:
Commercial construction	0	$0
Commercial secured by real estate	3	370
Commercial other	2	32
Total defaulted restructured loans	5	$402

Note 5 – Allowance for Loan and Lease Losses

The following tables present the balance in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method as of March 31, 2013, December 31, 2012 and March 31, 2012:

	March 31, 2013
(in thousands)	Commercial Construction	Commercial Secured by Real Estate	Equipment Lease Financing	Commercial Other	Real Estate Construction	Real Estate Mortgage	Home Equity	Consumer Direct	Consumer Indirect	Total
Allowance for loan losses
Beginning balance	$4,033	$13,541	$126	$5,469	$376	$4,767	$563	$1,102	$3,268	$33,245
Provision charged to expense	(212)	484	2	(155)	(4)	334	50	165	895	1,559
Losses charged off	0	365	0	332	0	131	47	314	999	2,188
Recoveries	6	22	0	169	0	10	5	145	420	777
Ending balance	$3,827	$13,682	$128	$5,151	$372	$4,980	$571	$1,098	$3,584	$33,393

Ending balance:
Individually evaluated for impairment	$1,911	$1,192	$0	$322	$0	$0	$0	$0	$0	$3,425
Collectively evaluated for impairment	$1,916	$12,490	$128	$4,829	$372	$4,980	$571	$1,098	$3,584	$29,968

Loans
Ending balance:
Individually evaluated for impairment	$11,228	$37,923	$0	$16,646	$0	$657	$0	$0	$0	$66,454
Collectively evaluated for impairment	$91,075	$809,884	$9,944	$358,763	$51,978	$695,664	$79,899	$119,191	$280,462	$2,496,860

	December 31, 2012
(in thousands)	Commercial Construction	Commercial Secured by Real Estate	Equipment Lease Financing	Commercial Other	Real Estate Construction	Real Estate Mortgage	Home Equity	Consumer Direct	Consumer Indirect	Total
Allowance for loan losses
Balance, beginning of year	$4,023	$11,753	$112	$5,608	$354	$4,302	$562	$917	$5,540	$33,171
Provision charged to expense	1,009	3,520	14	2,330	183	1,437	238	892	(173)	9,450
Losses charged off	1,034	2,035	0	3,233	189	1,123	248	1,245	3,483	12,590
Recoveries	35	303	0	764	28	151	11	538	1,384	3,214
Balance, end of year	$4,033	$13,541	$126	$5,469	$376	$4,767	$563	$1,102	$3,268	$33,245

Ending balance:
Individually evaluated for impairment	$1,820	$1,090	$0	$338	$0	$0	$0	$0	$0	$3,248
Collectively evaluated for impairment	$2,213	$12,451	$126	$5,131	$376	$4,767	$563	$1,102	$3,268	$29,997

Loans
Ending balance:
Individually evaluated for impairment	$9,395	$38,113	$0	$14,295	$0	$695	$0	$0	$0	$62,498
Collectively evaluated for impairment	$110,052	$769,100	$9,246	$362,053	$55,041	$696,233	$82,292	$122,581	$281,477	$2,488,075

	March 31, 2012
(in thousands)	Commercial Construction	Commercial Secured by Real Estate	Equipment Lease Financing	Commercial Other	Real Estate Construction	Real Estate Mortgage	Home Equity	Consumer Direct	Consumer Indirect	Total
Allowance for loan losses
Beginning balance	$4,023	$11,753	$112	$5,608	$354	$4,302	$562	$917	$5,540	$33,171
Provision charged to expense	42	1,280	(7)	718	155	71	29	(117)	(1,011)	1,160
Losses charged off	18	96	0	612	171	190	46	146	847	2,126
Recoveries	19	40	0	251	6	57	1	192	401	967
Ending balance	$4,066	$12,977	$105	$5,965	$344	$4,240	$546	$846	$4,083	$33,172

Ending balance:
Individually evaluated for impairment	$2,180	$1,246	$0	$1,104	$0	$0	$0	$0	$0	$4,530
Collectively evaluated for impairment	$1,886	$11,731	$105	$4,861	$344	$4,240	$546	$846	$4,083	$28,642

Loans
Ending balance:
Individually evaluated for impairment	$10,506	$39,694	$0	$9,487	$0	$279	$0	$0	$0	$59,966
Collectively evaluated for impairment	$103,655	$767,215	$8,219	$372,459	$52,558	$648,059	$83,498	$121,645	$324,894	$2,482,202

Note 6 – Other Real Estate Owned

Activity for other real estate owned was as follows:

(in thousands)	March 31, 2013	March 31, 2012
Beginning balance of other real estate owned	$47,537	$56,965
New assets acquired	2,047	5,370
Capitalized costs	0	90
Fair value adjustments	(1,146)	(179)
Sale of assets	(2,718)	(3,092)
Ending balance of other real estate owned	$45,720	$59,154

Foreclosed properties at March 31, 2013 and 2012 were $45.2 million and $58.6 million, respectively.  Also included in other real estate owned are two properties totaling $0.5 million which were not acquired through foreclosure.  Carrying costs and fair value adjustments associated with foreclosed properties at March 31, 2013, 2012 and 2011, respectively, were $1.84 million, $0.79 million, and $0.85 million.

Note 7 – Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended
	March 31
(in thousands except per share data)	2013	2012
Numerator:
Net income	$11,820	$11,869

Denominator:
Basic earnings per share:
Weighted average shares	15,539	15,407
Diluted earnings per share:
Effect of dilutive stock options	53	49
Adjusted weighted average shares	15,592	15,456

Earnings per share:
Basic earnings per share	$0.76	$0.77
Diluted earnings per share	0.76	0.77

Options to purchase 88,246 common shares were excluded from the diluted calculations above for the three months ended March 31, 2013, because the exercise prices on the options were greater than the average market price for the period.  Unvested restricted stock grants were also used in the calculation of diluted earnings per share based on the treasury method.   Options to purchase 248,555 common shares were excluded from the diluted calculations above for the three months ended March 31, 2012.

Note 8 – Fair Value of Financial Assets and Liabilities

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

Recurring Measurements

The following tables present the fair value measurements of assets recognized in the accompanying balance sheets measured at fair value on a recurring basis as of March 31, 2013 and December 31, 2012 and indicates the level within the fair value hierarchy of the valuation techniques.

(in thousands)		Fair Value Measurements at March 31, 2013 Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets measured – recurring basis
Available-for-sale securities:
U.S. Treasury and government agencies	$61,263	$0	$61,263	$0
State and political subdivisions	120,448	0	120,448	0
U.S. government sponsored agency mortgage-backed securities	440,470	0	440,470	0
Marketable equity securities	55,329	55,329	0	0
Mortgage servicing rights	2,652	0	0	2,652

(in thousands)		Fair Value Measurements at December 31, 2012 Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets measured – recurring basis
Available-for-sale securities:
U.S. Treasury and government agencies	$60,915	$0	$60,915	$0
State and political subdivisions	113,221	0	113,221	0
U.S. government sponsored agency mortgage-backed securities	383,581	0	383,581	0
Marketable equity securities	45,626	45,626	0	0
Mortgage servicing rights	2,364	0	0	2,364

Following is a description of the valuation methodologies and inputs used for assets measured at fair value on a recurring basis and recognized in the accompanying balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy.  These valuation methodologies were applied to all of CTBI’s financial assets carried at fair value.  CTBI had no liabilities measured at fair value as of March 31, 2013 and December 31, 2012.  There have been no significant changes in the valuation techniques during the quarter ended March 31, 2013.  For assets classified within Level 3 of the fair value hierarchy, the process used to develop the reported fair value is described below.

Available-for-Sale Securities

Securities classified as available-for-sale are reported at fair value on a recurring basis.  CTBI’s CRA investment funds and Federated GNMA trust funds (included in marketable equity securities) are classified as Level 1 of the valuation hierarchy where quoted market prices are available in the active market on which the individual securities are traded.

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

In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy.  Fair value determinations for Level 3 measurements are estimated on a quarterly basis where assumptions used are reviewed to ensure the estimated fair value complies with accounting standards generally accepted in the United States.  As of March 31, 2013, CTBI does not own any securities classified as Level 3 inputs.

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

Transfers between Levels

There were no transfers between Levels 1, 2, and 3 as of March 31, 2013.

Level 3 Reconciliation

Following is a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the accompanying balance sheet using significant unobservable (Level 3) inputs for the three months ended March 31, 2013 and 2012:

(in thousands)	Three Months Ended March 31, 2013
	Marketable Equity Securities	Mortgage Servicing Rights
Beginning balance	$0	$2,364
Total recognized gains (losses)
Included in net income	0	117
Issues	0	357
Settlements	0	(186)
Ending balance	$0	$2,652

Total gains for the period included in net income attributable to the change in unrealized gains or losses related to assets still held at the reporting date	$0	$117

(in thousands)	Three Months Ended March 31, 2012
	Marketable Equity Securities	Mortgage Servicing Rights
Beginning balance	$211	$2,282
Total recognized gains (losses)
Included in net income	0	341
Issues	0	151
Settlements	0	(134)
Ending balance	$211	$2,640

Total gains for the period included in net income attributable to the change in unrealized gains or losses related to assets still held at the reporting date	$0	$341

Realized and unrealized gains and losses for items reflected in the tables above are included in net income in the consolidated statements of income as follows:

(in thousands)	Three Months Ended March 31, 2013
	Noninterest Income	Noninterest Expense
Total gains	$(69)	$0

(in thousands)	Three Months Ended March 31, 2012
	Noninterest Income	Noninterest Expense
Total gains	$207	$0

Nonrecurring Measurements

The following table presents the fair value measurements of assets recognized in the accompanying balance sheets measured at fair value on a nonrecurring basis as of March 31, 2013 and December 31, 2012 and indicates the level within the fair value hierarchy of the valuation techniques.

(in thousands)		Fair Value Measurements at March 31, 2013 Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets measured – nonrecurring basis
Impaired loans (collateral dependent)	$2,326	$0	$0	$2,326
Other real estate/assets owned	4,365	0	0	4,365

(in thousands)		Fair Value Measurements at December 31, 2012 Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets measured – nonrecurring basis
Impaired loans (collateral dependent)	$5,465	$0	$0	$5,465
Other real estate/assets owned	13,892	0	0	13,892

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

Loans considered impaired under ASC 310-35, Impairment of a Loan, are loans for which, based on current information and events, it is probable that the creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement.  Impaired loans are subject to nonrecurring fair value adjustments to reflect subsequent (1) partial write-downs that are based on the observable market price or current appraised value of the collateral or (2) the full charge-off of the loan carrying value.  Quarter-to-date fair value adjustments on impaired loans were $0.5 million, $0.5 million, and $0.1 million for the quarters ended March 31, 2013, December 31, 2012 and March 31, 2012, respectively.

Other Real Estate Owned

In accordance with the provisions of ASC 360, Property, Plant, and Equipment, other real estate owned (OREO) is carried at the lower of fair value at acquisition date or current estimated fair value, less estimated cost to sell when the real estate is acquired.  Estimated fair value of OREO is based on appraisals or evaluations.  OREO is classified within Level 3 of the fair value hierarchy.  Long-lived assets are subject to nonrecurring fair value adjustments to reflect subsequent partial write-downs that are based on the observable market price or current appraised value of the collateral.  Quarter-to-date fair value adjustments on other real estate/assets owned were $1.1 million, $1.8 million, and $0.2 million for the quarters ended March 31, 2013, December 31, 2012, and March 31, 2012, respectively.

Appraisals of OREO are obtained when the real estate is acquired and subsequently as deemed necessary by the Chief Credit Officer.  Appraisers are selected from the list of approved appraisers maintained by management.

Unobservable (Level 3) Inputs

The following tables present quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements at March 31, 2013 and December 31, 2012.

(in thousands)	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at March 31, 2013	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Mortgage servicing rights	$2,652	Discount cash flows, computer pricing model	Constant prepayment rate	11.4% - 21.4% (15.1%)
			Probability of default	0.55% - 4.71% (2.73%)
			Discount rate	Not applicable (10.5%)

Impaired loans (collateral-dependent)	$2,326	Market comparable properties	Marketability discount	5.0% - 10.0% (7.0%)

Other real estate/assets owned	$4,365	Market comparable properties	Comparability adjustments (%)	5.0% - 57.0% (24.0%)

(in thousands)	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at December 31, 2012	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Mortgage servicing rights	$2,364	Discount cash flows, computer pricing model	Constant prepayment rate	8.5% - 25.0% (16.3%)
			Probability of default	1.02% - 4.81% (2.65%)
			Discount rate	Not applicable (10.5%)

Impaired loans (collateral-dependent)	$5,465	Market comparable properties	Marketability discount	5.0% - 10.0% (7.0%)

Other real estate/assets owned	$13,892	Market comparable properties	Comparability adjustments (%)	5.0% - 35.0% (13.0%)

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

Fair Value of Financial Instruments

The following table presents estimated fair value of CTBI’s financial instruments as of March 31, 2013 and indicates the level within the fair value hierarchy of the valuation techniques.

(in thousands)		Fair Value Measurements at March 31, 2013 Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$167,944	$167,944	$0	$0
Certificates of deposit in other banks	9,320	0	9,335	0
Securities available-for-sale	677,510	55,329	622,181	0
Securities held-to-maturity	1,662	0	1,656	0
Loans held for sale	1,449	1,495	0	0
Loans, net	2,529,921	0	0	2,542,905
Federal Home Loan Bank stock	25,673	0	25,673	0
Federal Reserve Bank stock	4,886	0	4,886	0
Accrued interest receivable	13,545	0	13,545	0
Mortgage servicing rights	2,652	0	0	2,652

Financial liabilities:
Deposits	$2,933,580	$619,819	$2,313,712	$0
Repurchase agreements	213,573	0	0	213,556
Federal funds purchased	15,272	0	15,272	0
Advances from Federal Home Loan Bank	1,387	0	1,668	0
Long-term debt	61,341	0	0	31,227
Accrued interest payable	1,477	0	1,477	0

Unrecognized financial instruments:
Letters of credit	$0	$0	$0	$0
Commitments to extend credit	0	0	0	0
Forward sale commitments	0	0	0	0

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

Our Business

Community Trust Bancorp, Inc. (“CTBI”) is a bank holding company headquartered in Pikeville, Kentucky.  Currently, we own one commercial bank and one trust company.  Through our subsidiaries, we have eighty-one banking locations in eastern, northeastern, central, and south central Kentucky, southern West Virginia, and northeastern Tennessee, four trust offices across Kentucky, and one trust office in northeastern Tennessee.  At March 31, 2013, we had total consolidated assets of $3.7 billion and total consolidated deposits, including repurchase agreements, of $3.1 billion, making us the largest bank holding company headquartered in the Commonwealth of Kentucky.  Total shareholders’ equity at March 31, 2013 was $406.6 million.

Through our subsidiaries, we engage in a wide range of commercial and personal banking and trust and wealth management activities, which include accepting time and demand deposits; making secured and unsecured loans to corporations, individuals and others; providing cash management services to corporate and individual customers; issuing letters of credit; renting safe deposit boxes; and providing funds transfer services.  The lending activities of our Bank include making commercial, construction, mortgage, and personal loans.  Lease-financing, lines of credit, revolving lines of credit, term loans, and other specialized loans, including asset-based financing, are also available.  Our corporate subsidiaries act as trustees of personal trusts, as executors of estates, as trustees for employee benefit trusts, as registrars, transfer agents, and paying agents for bond and stock issues, as depositories for securities, and as providers of full service brokerage services.  For further information, see Item 1 of our annual report on Form 10-K for the year ended December 31, 2012.

Results of Operations and Financial Condition

For the quarter ended March 31, 2013, we reported earnings of $11.8 million, or $0.76 per basic share, compared to $11.9 million, or $0.77 per basic share, earned during the first quarter 2012 and $10.6 million, or $0.68 per basic share, earned during the fourth quarter 2012.

1st Quarter 2013 Highlights

❖	CTBI's basic earnings per share for the quarter decreased $0.01 per share from the first quarter 2012 but increased $0.08 per share from the fourth quarter 2012.

❖
Net interest income for the quarter increased 0.6% from prior year first quarter and decreased 1.7% from prior quarter as our net interest margin decreased 3 basis points and 1 basis point, respectively, for those time periods, while average earning assets increased 2.2% and 0.4%.

❖
Nonperforming loans at $33.9 million decreased $0.7 million from March 31, 2012 and $2.1 million from December 31, 2012.  Nonperforming assets at $79.0 million decreased $14.2 million from March 31, 2012 and $4.0 million from December 31, 2012.

❖
Net loan charge-offs for the quarter ended March 31, 2013 were $1.4 million, or 0.22% of average loans annualized, compared to $1.2 million, or 0.18%, experienced for the first quarter 2012 and $2.9 million, or 0.45%, for the fourth quarter 2012.

❖	Our loan loss provision for the quarter increased $0.04 million from prior year first quarter but decreased $1.4 million from prior quarter.

❖
Our loan loss reserve as a percentage of total loans outstanding remained at 1.30% from March 31, 2012 to March 31, 2013.  Our reserve coverage (allowance for loan loss reserve to nonperforming loans) at March 31, 2013 was 98.6% compared to 95.9% at March 31, 2012 and 92.3% at December 31, 2012.

❖
Noninterest income increased 6.6% for the quarter ended March 31, 2013 compared to the same period in 2012 but decreased 0.2% from prior quarter.  The increase in noninterest income from first quarter 2012 is the result of increased gains on sales of loans and trust revenue, offset partially by decreases in loan related fees and deposit service charges.

❖
Noninterest expense for the quarter ended March 31, 2013 increased 2.1% from prior year first quarter but decreased 5.5% from prior quarter.  The decrease from prior quarter resulted primarily from a $0.4 million decrease in personnel expense and a $0.8 million decrease in other real estate owned expense.

❖	Our loan portfolio increased $21.1 million from March 31, 2012 and $12.7 million during the quarter.

❖	Our investment portfolio increased $63.5 million from March 31, 2012 and $74.2 million during the quarter.

❖	Deposits, including repurchase agreements, declined $25.7 million from March 31, 2012 but increased $33.2 million during the quarter.

❖	Our tangible common equity/tangible assets ratio remains strong at 9.44%.

Income Statement Review

(dollars in thousands)			Change 2013 vs. 2012
Quarter Ended March 31	2013	2012	Amount	Percent
Net interest income	$33,197	$33,006	$191	0.6%
Provision for loan losses	1,559	1,160	399	34.4
Noninterest income	11,920	11,187	733	6.6
Noninterest expense	26,299	25,750	549	2.1
Income taxes	5,439	5,414	25	0.5
Net income	$11,820	$11,869	$(49)	(0.4)%

Average earning assets	$3,393,848	$3,319,597	$74,251	2.2%

Yield on average earnings assets	4.45%	4.76%	(0.31)%	(6.5)%
Cost of interest bearing funds	0.56%	0.90%	(0.34)%	(37.9)%

Net interest margin	4.02%	4.05%	(0.03)%	(0.8)%

Net Interest Income

Net interest income for the quarter increased $0.2 million from prior year first quarter but decreased $0.6 million from prior quarter with average earning assets increasing 2.2% and 0.4% and our net interest margin decreasing 3 basis points and 1 basis point for the same periods.  The yield on average earning assets decreased 31 basis points from prior year first quarter and 8 basis points from prior quarter.  Loans represented 75.2% of our average earning assets for the quarter ended March 31, 2013 compared to 77.1% for the quarter ended March 31, 2012 and 75.5% for the quarter ended December 31, 2012.  The cost of interest bearing funds decreased 34 basis points from prior year first quarter and 10 basis points from prior quarter.

Provision for Loan Losses

The provision for loan losses that was added to the allowance for the first quarter 2013 was $1.6 million compared to $1.2 million in the first quarter 2012.  This provision represented a charge against current earnings in order to maintain the allowance at an appropriate level determined using the accounting estimates described in the Critical Accounting Policies and Estimates section.

Noninterest Income

Noninterest income increased 6.6% for the first quarter 2013 compared to the first quarter 2012 but decreased 0.2% from prior quarter.  The increase in noninterest income from prior year first quarter is the result of increased gains on sales of loans and trust revenue, offset partially by decreases in loan related fees and deposit service charges.  The $0.8 million increase in gains on sales of loans includes a $0.5 million gain on one commercial loan sold during the quarter.  Loan related fees were impacted by a $0.3 million variance in fair value adjustments to our mortgage servicing rights.  The variance from prior quarter was impacted by $0.3 million in securities gains in the fourth quarter 2012.

Noninterest Expense

Noninterest expense for the first quarter 2013 increased 2.1% from prior year first quarter but decreased 5.5% from prior quarter.  The decrease from prior quarter resulted primarily from a $0.4 million decrease in personnel expense and a $0.8 million decrease in other real estate owned expense.  The increase from prior year first quarter was primarily due to a $1.0 million increase in other real estate owned expense.

Balance Sheet Review

CTBI’s total assets at $3.7 billion decreased $1.9 million, or 0.1%, from March 31, 2012 but increased $36.4 million, or an annualized 4.1%, during the quarter.  Loans outstanding at March 31, 2013 were $2.6 billion, increasing $21.1 million, or 0.8%, from March 31, 2012 and $12.7 million, or an annualized 2.0%, during the quarter.  Loan growth during the quarter of $23.2 million in the commercial loan portfolio was partially offset by a $6.1 million decline in the residential loan portfolio and a $4.4 million decline in the consumer loan portfolio.  CTBI's investment portfolio increased $63.5 million, or 10.3%, from March 31, 2012 and $74.2 million, or an annualized 49.7%, during the quarter.  Deposits, including repurchase agreements, at $3.1 billion decreased $25.7 million, or 0.8%, from March 31, 2012 but increased $33.2 million, or an annualized 4.3%, from prior quarter.

Shareholders’ equity at March 31, 2013 was $406.6 million compared to $375.0 million at March 31, 2012 and $400.3 million at December 31, 2012.  CTBI's annualized dividend yield to shareholders as of March 31, 2013 was 3.70%.

Loans

(in thousands)	March 31, 2013
Loan Category	Balance	Variance from Prior Year-End	Net Charge-Offs	Nonperforming	ALLL
Commercial:
Construction	$102,303	(14.4)%	$(6)	$8,728	$3,827
Secured by real estate	847,807	5.0	343	10,731	13,682
Equipment lease financing	9,944	7.5	0	0	128
Other commercial	375,409	(0.2)	163	5,171	5,151
Total commercial	1,335,463	1.8	500	24,630	22,788

Residential:
Real estate construction	51,978	(5.6)	0	867	372
Real estate mortgage	696,321	(0.1)	121	7,398	4,980
Home equity	79,899	(2.9)	42	517	571
Total residential	828,198	(0.7)	163	8,782	5,923

Consumer:
Consumer direct	119,191	(2.8)	169	79	1,098
Consumer indirect	280,462	(0.4)	579	379	3,584
Total consumer	399,653	(1.1)	748	458	4,682

Total loans	$2,563,314	0.5%	$1,411	$33,870	$33,393

Asset Quality

CTBI's total nonperforming loans were $33.9 million at March 31, 2013, a 2.1% decrease from the $34.6 million at March 31, 2012 and a 5.9% decrease from the $36.0 million at December 31, 2012.  The decrease for the quarter included a $3.7 million decrease in the 90+ days past due category partially offset by a $1.5 million increase in nonaccrual loans.  Loans 30-89 days past due at $26.1 million is an increase of $6.7 million from March 31, 2012 but a $0.9 million decrease from prior quarter.  Our loan portfolio management processes focus on the immediate identification, management, and resolution of problem loans to maximize recovery and minimize loss.  Our loan risk management processes include weekly delinquent loan review meetings at the market levels and monthly delinquent loan review meetings involving senior corporate management to review all nonaccrual loans and loans 30 days or more past due.  Any activity regarding a criticized/classified loan (i.e. problem loan) must be approved by CTB's Watch List Asset Committee (i.e. Problem Loan Committee).  CTB's Watch List Asset Committee also meets on a quarterly basis and reviews every criticized/classified loan of $100,000 or greater.  We also have a Loan Review Department that reviews every market within CTB annually and performs extensive testing of the loan portfolio to assure the accuracy of loan grades and classifications for delinquency, troubled debt restructuring, impaired status, impairment, nonaccrual status, and adequate loan loss reserves.

Impaired loans, loans not expected to meet contractual principal and interest payments other than insignificant delays, at March 31, 2013 totaled $66.5 million, compared to $60.0 million at March 31, 2012 and $62.5 million at December 31, 2012.  Included in certain loan categories of impaired loans are troubled debt restructurings that were classified as impaired.  At March 31, 2013, CTBI had $19.8 million in commercial loans secured by real estate, $7.1 million in commercial real estate construction loans, $10.0 million in commercial other loans, and $0.7 million in consumer loans that were modified in troubled debt restructurings and impaired.  Management evaluates all impaired loans for impairment and records a direct charge-off or provides specific reserves when necessary.

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

Our level of foreclosed properties at $45.2 million at March 31, 2013 was a decrease from $58.6 million at March 31, 2012 and $47.0 million at December 31, 2012.  Sales of foreclosed properties for the quarter ended March 31, 2013 totaled $2.7 million while new foreclosed properties totaled $2.0 million.  At March 31, 2013, the book value of properties under contracts to sell was $5.5 million; however, the closings had not occurred at quarter-end.

When foreclosed properties are acquired, appraisals are obtained and the properties are booked at the current market value less expected sales costs.  Additionally, periodic updated appraisals are obtained on unsold foreclosed properties.  When an updated appraisal reflects a market value below the current book value, a charge is booked to current earnings to reduce the property to its new market value less expected sales costs.  Charges to earnings in the first quarter 2013 to reflect the decrease in current market values of foreclosed properties totaled $1.1 million.  There were 18 properties reappraised during the first quarter 2013.  Of these, ten were written down by a total of $0.4 million.  The remaining write-downs were primarily the result of pending sales with agreed upon prices.  Charges during the quarters ended March 31, 2012 and December 31, 2012 were $0.2 million and $1.8 million, respectively.  Our policy for determining the frequency of periodic reviews is based upon consideration of the specific properties and the known or perceived market fluctuations in a particular market and is typically between 12 and 18 months but generally not more than 24 months.  Sixty-three percent of our OREO properties have been reappraised within the past 12 months.  Our nonperforming loans and foreclosed properties remain primarily concentrated in our Central Kentucky Region.  Management anticipates that our foreclosed properties will remain elevated as we work through current market conditions.

The major classifications of foreclosed properties are shown in the following table:

(in thousands)	March 31, 2013	December 31, 2012
1-4 family	$11,046	$12,381
Agricultural/farmland	653	653
Construction/land development/other	23,265	23,823
Multifamily	2,404	1,281
Non-farm/non-residential	7,800	8,848
Total foreclosed properties	$45,168	$46,986

The appraisal aging analysis of foreclosed properties, as well as the holding period, at March 31, 2013 is shown below:

(in thousands)
Appraisal Aging Analysis		Holding Period Analysis
Days Since Last Appraisal	Current Book Value	Holding Period	Current Book Value
Up to 90 days	$2,842	Less than one year	$5,609
91 to 180 days	16,442	1 to 2 years	17,796
181 to 270 days	3,334	2 to 3 years	6,071
271 to 365 days	5,831	3 to 4 years	11,865
Over one year	16,719	Over 4 years	3,827
Total	$45,168	Total	$45,168

Net loan charge-offs for the quarter ended March 31, 2013 were $1.4 million, or 0.22% of average loans annualized, compared to $1.2 million, or 0.18%, experienced for the first quarter 2012 and $2.9 million, or 0.45%, for the fourth quarter 2012.  Of the total net charge-offs for the quarter, $0.5 million were in commercial loans, $0.6 million were in indirect auto loans, and $0.2 million were in residential real estate mortgage loans.  Allocations to loan loss reserves were $1.6 million for the quarter ended March 31, 2013 compared to $1.2 million for the quarter ended March 31, 2012 and $2.9 million for the quarter ended December 31, 2012.  Our loan loss reserve as a percentage of total loans outstanding has remained at 1.30% from March 31, 2012 to March 31, 2013.  Our reserve coverage was 98.6% at March 31, 2013.

Dividends

The following schedule shows the quarterly cash dividends paid for the past six quarters:

Pay Date	Record Date	Amount Per Share
April 1, 2013	March 15, 2013	$0.315
January 1, 2013	December 15, 2012	$0.315
October 1, 2012	September 15, 2012	$0.315
July 1, 2012	June 15, 2012	$0.310
April 1, 2012	March 15, 2012	$0.310
January 1, 2012	December 15, 2011	$0.310

On April 23, 2013, the Board of Directors of CTBI declared the payment of a quarterly cash dividend of $0.315 per share to be paid on July 1, 2013, to shareholders of record on June 15, 2013.

Liquidity and Market Risk

The objective of CTBI’s Asset/Liability management function is to maintain consistent growth in net interest income within our policy limits. This objective is accomplished through management of our consolidated balance sheet composition, liquidity, and interest rate risk exposures arising from changing economic conditions, interest rates, and customer preferences. The goal of liquidity management is to provide adequate funds to meet changes in loan and lease demand or deposit withdrawals. This is accomplished by maintaining liquid assets in the form of cash and cash equivalents and investment securities, sufficient unused borrowing capacity, and growth in core deposits. As of March 31, 2013, we had approximately $167.9 million in cash and cash equivalents and approximately $677.5 million in securities valued at estimated fair value designated as available-for-sale and available to meet liquidity needs on a continuing basis.  Additional asset-driven liquidity is provided by the remainder of the securities portfolio and the repayment of loans.  In addition to core deposit funding, we also have a variety of other short-term and long-term funding sources available.  We also rely on Federal Home Loan Bank advances for both liquidity and management of our asset/liability position.  Federal Home Loan Bank advances were $1.4 million at March 31, 2013 and December 31, 2012.  As of March 31, 2013, we had a $336.7 million available borrowing position with the Federal Home Loan Bank.  We generally rely upon net inflows of cash from financing activities, supplemented by net inflows of cash from operating activities, to provide cash for our investing activities.  As is typical of many financial institutions, significant financing activities include deposit gathering, use of short-term borrowing facilities such as repurchase agreements and federal funds purchased, and issuance of long-term debt.  At March 31, 2013, we had $44 million in lines of credit with various correspondent banks available to meet any future cash needs.  Our primary investing activities include purchases of securities and loan originations.  We do not rely on any one source of liquidity and manage availability in response to changing consolidated balance sheet needs.  At March 31, 2013, federal funds sold were $2.2 million compared to $6.7 million at December 31, 2012, and deposits with the Federal Reserve were $107.3 million compared to $123.9 million at December 31, 2012.  Additionally, we project cash flows from our investment portfolio to generate additional liquidity over the next 90 days.

The investment portfolio consists of investment grade short-term issues suitable for bank investments.  The majority of the investment portfolio is in U.S. government and government sponsored agency issuances.  The average life of the portfolio is 4.40 years. At the end of March 31, 2013, available-for-sale (“AFS”) securities comprised approximately 99.8% of the total investment portfolio, and the AFS portfolio was approximately 166% of equity capital.  Seventy-six percent of the pledge eligible portfolio was pledged.

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

Capital Resources

We continue to grow our shareholders’ equity while also providing an annual dividend yield for the quarter ended March 31, 2013 of 3.70% to shareholders.  Shareholders’ equity increased an annualized 6.4% from December 31, 2012 to $406.6 million at March 31, 2013.  Our primary source of capital growth is the retention of earnings.  Cash dividends were $0.315 per share for the three months ended March 31, 2013 and $0.31 per share for the three months ended March 31, 2012.  We retained 58.6% of our earnings for the first three months of 2013 compared to 59.7% for the first three months of 2012.

Regulatory guidelines require bank holding companies, commercial banks, and savings banks to maintain certain minimum capital ratios and define companies as “well-capitalized” that sufficiently exceed the minimum ratios.  The banking regulators may alter minimum capital requirements as a result of revising their internal policies and their ratings of individual institutions.  To be “well-capitalized” banks and bank holding companies must maintain a Tier 1 leverage ratio of no less than 5.0%, a Tier 1 risk based ratio of no less than 6.0%, and a total risk based ratio of no less than 10.0%.  Our ratios as of March 31, 2013 were 10.86%, 15.33%, and 16.58%, respectively, all exceeding the threshold for meeting the definition of “well-capitalized.”

As of March 31, 2013, we are not aware of any current recommendations by banking regulatory authorities which, if they were to be implemented, would have, or are reasonably likely to have, a material adverse impact on our liquidity, capital resources, or operations, except as provided for in the Dodd-Frank Act, which is discussed in the Supervision and Regulation section of Item 1. Business in our annual report on Form 10-K for the year ended December 31, 2012, and the current Basel III proposal.  On June 7, 2012, the Board of Governors of the Federal Reserve System announced Notices of Proposed Rulemaking (NPRs) for three sets of capital rules that translate the Basel III capital rules into U.S. regulation.  The Basel III capital standards substantially increase the complexity of capital calculations and the amount of required capital to be maintained.  Specifically, Basel III reduces the items that count as capital, establishes higher capital ratios for all banks and increases risk weighted assets.  While we continue to analyze the NPRs and recognize that the final rules may differ from the proposed rules, the potential impact of Basel III includes, but is not limited to, reduced lending and negative pressure on profitability and return on equity due to the higher capital requirements.  The cost of implementation and ongoing compliance with Basel III may also negatively impact overhead costs.  To the extent CTBI is required to increase capital in the future to comply with Basel III, existing shareholders may be diluted and/or our ability to pay common stock dividends may be reduced.  Given our strong capital position, if the proposed Basel III rules are adopted as final rules, we expect to be able to satisfy such requirements.

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

The national and global economic downturn has resulted in unprecedented levels of financial market volatility and has in general adversely impacted the market value of financial institutions, limited access to capital, and had an adverse effect on the financial condition and results of operations of banking companies in general, including CTBI.  From early 2008 to the middle of 2010, CTBI experienced significant challenges, credit quality deteriorated, and net income and results of operations were adversely impacted.  While there has been improvement in economic conditions in our markets starting in the second half of 2010 and continuing into the first quarter of 2013, we believe that we will continue to experience a challenging environment throughout 2013.  CTBI is a part of the financial system and a continuation of systemic lack of available credit, lack of confidence in the financial sector, increased volatility in the financial markets, and reduced business activity could materially and adversely impact CTBI’s business, financial condition and results of operations.

Stock Repurchase Program

CTBI’s stock repurchase program currently has 288,519 shares remaining under CTBI’s current repurchase authorization.  We have not repurchased any shares of our common stock since February 2008.  As of March 31, 2013, a total of 2,211,481 shares have been repurchased through this program.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Interest rate risk management focuses on maintaining consistent growth in net interest income within Board-approved policy limits.  CTBI uses an earnings simulation model to analyze net interest income sensitivity to movements in interest rates.  Given a 200 basis point increase to the yield curve used in the simulation model, it is estimated net interest income for CTBI would increase by 0.38 percent over one year and would decrease by 2.11 percent over two years.  A 25 basis point decrease in the yield curve would decrease net interest income by an estimated 0.10 percent over one year and by 0.33 percent over two years.  For further discussion of CTBI’s market risk, see the Management’s Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Market Risk included in the annual report on Form 10-K for the year ended December 31, 2012.

Item  4.  Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

CTBI’s management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934.  As of the end of the period covered by this report, an evaluation was carried out by CTBI’s management, with the participation of our Chief Executive Officer and the Executive Vice President, Treasurer, and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, management concluded that disclosure controls and procedures as of March 31, 2013 were effective in ensuring material information required to be disclosed in this quarterly report on Form 10-Q was recorded, processed, summarized, and reported on a timely basis.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in CTBI’s internal control over financial reporting that occurred during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, CTBI’s internal control over financial reporting.

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

Item 6.	a. Exhibits:
	(1) Certifications Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Exhibit 31.1 Exhibit 31.2
	(2) Certifications Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Exhibit 32.1 Exhibit 32.2
	(3) XBRL Instance Document*	Exhibit 101.INS
	(4) XBRL Taxonomy Extension Schema*	Exhibit 101.SCH
	(5) XBRL Taxonomy Extension Calculation Linkbase*	Exhibit 101.CAL
	(6) XBRL Taxonomy Extension Definition Linkbase*	Exhibit 101.DEF
	(7) XBRL Taxonomy Extension Label Linkbase*	Exhibit 101.LAB
	(8) XBRL Taxonomy Extension Presentation Linkbase*	Exhibit 101.PRE

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

COMMUNITY TRUST BANCORP, INC.

Date: May 10, 2013	By:	/s/ Jean R. Hale
Jean R. Hale
Chairman, President, and Chief Executive Officer

/s/ Kevin J. Stumbo
Kevin J. Stumbo
Executive Vice President, Treasurer, and Chief Financial Officer