Form 10-Q
period 2013-06-30
COMMUNITY TRUST BANCORP INC /KY/
filed 2013-08-09
CIK 350852

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013

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

Common stock – 15,697,596 shares outstanding at July 31, 2013

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

Community Trust Bancorp, Inc.
Condensed Consolidated Balance Sheets

(dollars in thousands)	(unaudited) June 30 2013	December 31 2012
Assets:
Cash and due from banks	$56,100	$73,451
Interest bearing deposits	50,437	127,438
Federal funds sold	1,222	6,671
Cash and cash equivalents	107,759	207,560

Certificates of deposit in other banks	9,568	5,336
Securities available-for-sale at fair value (amortized cost of $691,793 and $583,858, respectively)	687,362	603,343
Securities held-to-maturity at amortized cost (fair value of $1,621 and $1,659, respectively)	1,662	1,662
Loans held for sale	2,991	22,486

Loans	2,584,801	2,550,573
Allowance for loan losses	(33,601)	(33,245)
Net loans	2,551,200	2,517,328

Premises and equipment, net	52,703	54,321
Federal Home Loan Bank stock	25,673	25,673
Federal Reserve Bank stock	4,886	4,885
Goodwill	65,490	65,490
Core deposit intangible (net of accumulated amortization of $7,819 and $7,712, respectively)	797	904
Bank owned life insurance	52,903	44,893
Mortgage servicing rights	3,222	2,364
Other real estate owned	43,632	47,537
Other assets	28,403	31,882
Total assets	$3,638,251	$3,635,664

Liabilities and shareholders’ equity:
Deposits:
Noninterest bearing	$624,451	$606,448
Interest bearing	2,297,722	2,297,400
Total deposits	2,922,173	2,903,848

Repurchase agreements	204,735	210,120
Federal funds purchased and other short-term borrowings	14,075	12,314
Advances from Federal Home Loan Bank	1,347	1,429
Long-term debt	61,341	61,341
Other liabilities	34,236	46,268
Total liabilities	3,237,907	3,235,320

Shareholders’ equity:
Preferred stock, 300,000 shares authorized and unissued	-	-
Common stock, $5 par value, shares authorized 25,000,000; shares outstanding 2013 – 15,665,211; 2012 – 15,612,935	78,326	78,065
Capital surplus	161,996	160,670
Retained earnings	162,902	148,944
Accumulated other comprehensive income (loss), net of tax	(2,880)	12,665
Total shareholders’ equity	400,344	400,344

Total liabilities and shareholders’ equity	$3,638,251	$3,635,664

Community Trust Bancorp, Inc.
Condensed Consolidated Statements of Income and Other Comprehensive Income (Loss)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30
(in thousands except per share data)	2013	2012	2013	2012
Interest income:
Interest and fees on loans, including loans held for sale	$32,672	$34,278	$65,520	$69,330
Interest and dividends on securities
Taxable	3,129	3,083	6,024	5,854
Tax exempt	557	513	1,115	990
Interest and dividends on Federal Reserve Bank and Federal Home Loan Bank stock	342	345	690	709
Other, including interest on federal funds sold	83	136	210	298
Total interest income	36,783	38,355	73,559	77,181

Interest expense:
Interest on deposits	2,902	4,930	5,921	9,401
Interest on repurchase agreements and other short-term borrowings	234	321	497	659
Interest on advances from Federal Home Loan Bank	6	8	13	19
Interest on long-term debt	299	777	589	1,777
Total interest expense	3,441	6,036	7,020	11,856

Net interest income	33,342	32,319	66,539	65,325
Provision for loan losses	3,661	2,425	5,220	3,585
Net interest income after provision for loan losses	29,681	29,894	61,319	61,740

Noninterest income:
Service charges on deposit accounts	6,182	5,955	11,949	11,827
Gains on sales of loans, net	755	705	2,152	1,322
Trust income	2,023	1,822	4,023	3,435
Loan related fees	1,496	610	2,444	1,897
Bank owned life insurance	1,327	430	1,748	858
Securities gains (losses)	(8)	819	(8)	819
Other noninterest income	1,499	1,648	2,886	3,018
Total noninterest income	13,274	11,989	25,194	23,176

Noninterest expense:
Officer salaries and employee benefits	2,635	2,324	5,186	4,680
Other salaries and employee benefits	10,579	10,078	21,010	20,535
Occupancy, net	1,972	1,859	3,899	3,712
Equipment	988	995	1,966	1,913
Data processing	1,775	1,548	3,588	3,127
Bank franchise tax	1,123	1,127	2,246	2,282
Legal fees	556	496	1,162	1,097
Professional fees	432	385	814	645
FDIC insurance	637	613	1,239	1,270
Other real estate owned provision and expense	1,170	758	3,009	1,548
Other noninterest expense	4,120	3,965	8,167	9,089
Total noninterest expense	25,987	24,148	52,286	49,898

Income before income taxes	16,968	17,735	34,227	35,018
Income taxes	5,026	5,503	10,465	10,917
Net income	11,942	12,232	23,762	24,101
Other comprehensive income (loss):
Unrealized holding gains (losses) on securities available-for-sale:
Unrealized holding gains (losses) arising during the period	(21,337)	6,370	(23,923)	4,168
Less: Reclassification adjustments for realized (gains) losses included in net income	8	(819)	8	(819)
Tax (benefit) expense	(7,465)	1,943	(8,370)	1,172
Other comprehensive income (loss), net of tax	(13,864)	3,608	(15,545)	2,177
Comprehensive income (loss)	$(1,922)	$15,840	$8,217	$26,278

Basic earnings per share	$0.77	$0.79	$1.53	$1.56
Diluted earnings per share	$0.76	$0.79	$1.52	$1.56

Weighted average shares outstanding-basic	15,565	15,451	15,552	15,429
Weighted average shares outstanding-diluted	15,641	15,501	15,625	15,475

Dividends declared per share	$0.315	$0.310	$0.630	$0.620

See notes to condensed consolidated financial statements.

Community Trust Bancorp, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended
	June 30
(in thousands)	2013	2012
Cash flows from operating activities:
Net income	$23,762	$24,101
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,301	2,119
Deferred taxes	(8,370)	(1,172)
Stock-based compensation	335	294
Excess tax benefits of stock-based compensation	42	448
Provision for loan losses	5,220	3,585
Write-downs of other real estate owned and other repossessed assets	1,776	359
Gains on sale of mortgage loans held for sale	(2,152)	(1,322)
(Gains)/losses on sales of securities	8	(819)
Losses on sale of assets, net	92	55
Proceeds from sale of mortgage loans held for sale	93,445	58,797
Funding of mortgage loans held for sale	(71,798)	(57,979)
Amortization of securities premiums and discounts, net	2,217	2,807
Change in cash surrender value of bank owned life insurance	(704)	(688)
Mortgage servicing rights:
Fair value adjustments	(296)	119
New servicing assets created	(562)	(340)
Changes in:
Other assets	3,472	(1,338)
Other liabilities	4,672	2,664
Net cash provided by operating activities	53,460	31,690

Cash flows from investing activities:
Certificates of deposit in other banks:
Maturity of certificates of deposit	240	875
Purchase of certificates of deposit	(4,472)	0
Securities available-for-sale (AFS):
Purchase of AFS securities	(176,783)	(181,292)
Proceeds from prepayments and maturities of AFS securities	66,622	68,785
Proceeds from the sales of AFS securities	0	12,025
Change in loans, net	(42,740)	631
Purchase of premises and equipment	(603)	(2,570)
Proceeds from sale of premises and equipment	38	88
Additional investment in Federal Reserve Bank stock	(1)	(1)
Proceeds from sale of other real estate and other repossessed assets	5,730	5,041
Additional investment in other real estate and other repossessed assets	(48)	(167)
Additional investment in bank owned life insurance	(7,306)	0
Net cash used in investing activities	(159,323)	(96,585)

Cash flows from financing activities:
Change in deposits, net	18,325	62,356
Change in repurchase agreements, federal funds purchased, and other short-term borrowings, net	(3,624)	(20,444)
Payments on advances from Federal Home Loan Bank	(82)	(20,092)
Issuance of common stock	1,272	3,027
Excess tax benefits of stock-based compensation	(42)	(448)
Dividends paid	(9,787)	(9,537)
Net cash provided by financing activities	6,062	14,862
Net decrease in cash and cash equivalents	(99,801)	(50,033)
Cash and cash equivalents at beginning of period	207,560	238,481
Cash and cash equivalents at end of period	$107,759	$188,448

Supplemental disclosures:
Income taxes paid	$10,340	$10,200
Interest paid	6,474	10,189
Non-cash activities:
Loans to facilitate the sale of other real estate and other repossessed assets	1,007	2,635
Common stock dividends accrued, paid in subsequent quarter	4,904	4,796
Real estate acquired in settlement of loans	4,655	7,495

See notes to condensed consolidated financial statements.

Community Trust Bancorp, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1 - Summary of Significant Accounting Policies

In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments (which consist of normal recurring accruals) necessary, to present fairly the condensed consolidated financial position as of June 30, 2013, the results of operations for the three and six months ended June 30, 2013 and 2012, and the cash flows for the six months ended June 30, 2013 and 2012.  In accordance with accounting principles generally accepted in the United States of America for interim financial information, these statements do not include certain information and footnote disclosures required by accounting principles generally accepted in the United States of America for complete annual financial statements.  The results of operations for the three and six months ended June 30, 2013 and 2012, and the cash flows for the six months ended June 30, 2013 and 2012, are not necessarily indicative of the results to be expected for the full year.  The condensed consolidated balance sheet as of December 31, 2012 has been derived from the audited consolidated financial statements of Community Trust Bancorp, Inc. (“CTBI”) for that period.  For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2012, included in our annual report on Form 10-K.

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

Amounts reclassified from accumulated other comprehensive income (AOCI) and the affected line items in the statements of income during the three and six month periods ended June 30, 2013 and 2012 were:

Unrealized gains (losses) on AFS securities

	Amounts Reclassified from AOCI
(in thousands)	Three Months Ended June 30		Six Months Ended June 30
Affected line item in the statements of income	2013	2012	2013	2012
Securities gains (losses)	$(8)	$819	$(8)	$819
Tax (benefit) expense	(3)	315	(3)	315
Net reclassified amount	$(5)	$504	$(5)	$504

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

Note 2 – Stock-Based Compensation

CTBI’s compensation expense related to stock option grants was $2 thousand and $20 thousand for the three months ended June 30, 2013 and 2012, respectively, and $5 thousand and $39 thousand for the six months ended June 30, 2013 and 2012, respectively.  Restricted stock expense for the three months ended June 30, 2013 and 2012 was $169 thousand and $158 thousand, respectively, including $31 thousand and $30 thousand, respectively, in dividends paid for each period.  Restricted stock expense for the first six months of 2013 and 2012 was $330 thousand and $316 thousand, respectively, including $62 thousand and $60 thousand, respectively, in dividends paid for each period.  As of June 30, 2013, there was a total of $15 thousand of unrecognized compensation expense related to unvested stock option awards that will be recognized as expense as the awards vest over a weighted average period of 1.5 years and a total of $1.2 million of unrecognized compensation expense related to restricted stock grants that will be recognized as expense as the awards vest over a weighted average period of 1.4 years.

There were no shares of restricted stock granted during the three months ended June 30, 2013 and 2012, and 10,822 shares and 331 shares of restricted stock granted during the six months ended June 30, 2013 and 2012.  The restrictions on the restricted stock granted in 2013 and 2012 will lapse over four years.  However, in the event of a change in control of CTBI or the death of the participant, the restrictions will lapse.  In the event of the disability of the participant, the restrictions will lapse on a pro rata basis.  The Compensation Committee of the Board of Directors will have discretion to review and revise restrictions applicable to a participant’s restricted stock in the event of the participant’s retirement.  There were no options granted to purchase shares of CTBI common stock during the three months ended June 30, 2013 and 2012.  There were 1,500 options granted to purchase shares of CTBI common stock during the six months ended June 30, 2013.  There were no options granted to purchase shares of CTBI common stock during the six months ended June 30, 2012.

The fair values of options granted during the six months ended June 30, 2013, were established at the date of grant using a Black-Scholes option pricing model with the weighted average assumptions as follows:

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

The amortized cost and fair value of securities at June 30, 2013 are summarized as follows:

Available-for-Sale

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury and government agencies	$71,075	$288	$(3,755)	$67,608
State and political subdivisions	115,719	2,429	(2,206)	115,942
U.S. government sponsored agency mortgage-backed securities	449,999	6,291	(5,954)	450,336
Total debt securities	636,793	9,008	(11,915)	633,886
Marketable equity securities	55,000	0	(1,524)	53,476
Total available-for-sale securities	$691,793	$9,008	$(13,439)	$687,362

Held-to-Maturity

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury and government agencies	$480	$0	$(42)	$438
State and political subdivisions	1,182	1	0	1,183
Total held-to-maturity securities	$1,662	$1	$(42)	$1,621

The amortized cost and fair value of securities as of December 31, 2012 are summarized as follows:

Available-for-Sale

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury and government agencies	$60,625	$463	$(173)	$60,915
State and political subdivisions	107,987	5,369	(135)	113,221
U.S. government sponsored agency mortgage-backed securities	370,246	13,347	(12)	383,581
Total debt securities	538,858	19,179	(320)	557,717
Marketable equity securities	45,000	791	(165)	45,626
Total available-for-sale securities	$583,858	$19,970	$(485)	$603,343

Held-to-Maturity

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury and government agencies	$480	$0	$(4)	$476
State and political subdivisions	1,182	1	0	1,183
Total held-to-maturity securities	$1,662	$1	$(4)	$1,659

The amortized cost and fair value of securities at June 30, 2013 by contractual maturity are shown below.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale		Held-to-Maturity
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$5,785	$5,823	$0	$0
Due after one through five years	22,121	22,811	0	0
Due after five through ten years	121,095	117,651	1,182	1,183
Due after ten years	37,793	37,265	480	438
U.S. government sponsored agency mortgage-backed securities	449,999	450,336	0	0
Total debt securities	636,793	633,886	1,662	1,621
Marketable equity securities	55,000	53,476	0	0
Total securities	$691,793	$687,362	$1,662	$1,621

As of June 30, 2013, there was a combined loss of $8 thousand due to the partial call of two municipal securities.  As of June 30, 2012, there was a combined gain of $819 thousand due to the sale of two agency securities.  A pre-tax gain of $885 thousand and a pre-tax loss of $66 thousand were realized as of June 30, 2012.

The amortized cost of securities pledged as collateral, to secure public deposits and for other purposes, was $250.8 million at June 30, 2013 and $262.4 million at December 31, 2012.

The amortized cost of securities sold under agreements to repurchase amounted to $241.5 million at June 30, 2013 and $237.3 million at December 31, 2012.

Certain investments in debt and marketable equity securities are reported in the financial statements at amounts less than their historical costs.  CTBI evaluates its investment portfolio on a quarterly basis for impairment.  The analysis performed as of June 30, 2013 indicates that all impairment is considered temporary, market driven, and not credit-related.  The percentage of total investments with unrealized losses as of June 30, 2013 was 61.4% compared to 14.8% as of December 31, 2012 as a result of changes in the market rates during the second quarter of 2013.  The following tables provide the amortized cost, gross unrealized losses, and fair market value, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position as of June 30, 2013 that are not deemed to be other-than-temporarily impaired.

Available-for-Sale

(in thousands)	Amortized Cost	Gross Unrealized Losses	Fair Value
Less Than 12 Months
U.S. Treasury and government agencies	$60,516	$(3,755)	$56,761
State and political subdivisions	57,652	(2,183)	55,469
U.S. government sponsored agency mortgage-backed securities	261,947	(5,954)	255,993
Total debt securities	380,115	(11,892)	368,223
Marketable equity securities	55,000	(1,524)	53,476
Total <12 months temporarily impaired AFS securities	435,115	(13,416)	421,699

12 Months or More
State and political subdivisions	1,097	(23)	1,074
Total ≥12 months temporarily impaired AFS securities	1,097	(23)	1,074

Total
U.S. Treasury and government agencies	60,516	(3,755)	56,761
State and political subdivisions	58,749	(2,206)	56,543
U.S. government sponsored agency mortgage-backed securities	261,947	(5,954)	255,993
Total debt securities	381,212	(11,915)	369,297
Marketable equity securities	55,000	(1,524)	53,476
Total temporarily impaired AFS securities	$436,215	$(13,439)	$422,773

Held-to-Maturity

(in thousands)	Amortized Cost	Gross Unrealized Losses	Fair Value
Less Than 12 Months
U.S. Treasury and government agencies	$480	$(42)	$438
Total temporarily impaired HTM securities	$480	$(42)	$438

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

Available-for-Sale

(in thousands)	Amortized Cost	Gross Unrealized Losses	Fair Value
Less Than 12 Months
U.S. Treasury and government agencies	$47,576	$(173)	$47,403
State and political subdivisions	11,126	(135)	10,991
U.S. government sponsored agency mortgage-backed securities	10,563	(12)	10,551
Total debt securities	69,265	(320)	68,945
Marketable equity securities	20,000	(165)	19,835
Total <12 months temporarily impaired AFS securities	89,265	(485)	88,780

Total
U.S. Treasury and government agencies	47,576	(173)	47,403
State and political subdivisions	11,126	(135)	10,991
U.S. government sponsored agency mortgage-backed securities	10,563	(12)	10,551
Total debt securities	69,265	(320)	68,945
Marketable equity securities	20,000	(165)	19,835
Total temporarily impaired AFS securities	$89,265	$(485)	$88,780

Held-to-Maturity

(in thousands)	Amortized Cost	Gross Unrealized Losses	Fair Value
Less Than 12 Months
U.S. Treasury and government agencies	$480	$(4)	$476
Total temporarily impaired HTM securities	$480	$(4)	$476

Note 4 – Loans

Major classifications of loans, net of unearned income and deferred loan origination costs, are summarized as follows:

(in thousands)	June 30 2013	December 31 2012
Commercial construction	$103,800	$119,447
Commercial secured by real estate	859,022	807,213
Equipment lease financing	9,383	9,246
Commercial other	376,906	376,348
Real estate construction	51,462	55,041
Real estate mortgage	692,934	696,928
Home equity	80,631	82,292
Consumer direct	123,565	122,581
Consumer indirect	287,098	281,477
Total loans	$2,584,801	$2,550,573

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

Not included in the loan balances above were loans held for sale in the amount of $3.0 million at June 30, 2013 and $22.5 million at December 31, 2012.  The amount of capitalized fees and costs under ASC 310-20, included in the above loan totals were $0.04 million and $0.4 million at June 30, 2013 and December 31, 2012, respectively.

Refer to note 1 to the condensed consolidated financial statements for further information regarding our nonaccrual policy.  Nonaccrual loans segregated by class of loans were as follows:

(in thousands)	June 30 2013	December 31 2012
Commercial:
Commercial construction	$4,655	$5,955
Commercial secured by real estate	7,371	5,572
Commercial other	2,678	1,655

Residential:
Real estate construction	610	315
Real estate mortgage	3,445	3,153
Home equity	253	141
Total nonaccrual loans	$19,012	$16,791

The following tables present CTBI’s loan portfolio aging analysis, segregated by class, as of June 30, 2013 and December 31, 2012:

	June 30, 2013
(in thousands)	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Current	Total Loans	90+ and Accruing*
Commercial:
Commercial construction	$0	$30	$6,772	$6,802	$96,998	$103,800	$2,243
Commercial secured by real estate	2,256	2,703	16,282	21,241	837,781	859,022	10,924
Equipment lease financing	0	0	0	0	9,383	9,383	0
Commercial other	1,197	570	6,552	8,319	368,587	376,906	4,186
Residential:
Real estate construction	208	160	801	1,169	50,293	51,462	191
Real estate mortgage	1,619	4,233	7,023	12,875	680,059	692,934	4,263
Home equity	820	333	610	1,763	78,868	80,631	370
Consumer:
Consumer direct	948	258	73	1,279	122,286	123,565	73
Consumer indirect	1,867	697	312	2,876	284,222	287,098	312
Total	$8,915	$8,984	$38,425	$56,324	$2,528,477	$2,584,801	$22,562

	December 31, 2012
(in thousands)	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Current	Total Loans	90+ and Accruing*
Commercial:
Commercial construction	$1,413	$312	$9,598	$11,323	$108,124	$119,447	$3,778
Commercial secured by real estate	9,733	1,633	10,456	21,822	785,391	807,213	5,943
Equipment lease financing	0	0	0	0	9,246	9,246	0
Commercial other	259	1,142	5,164	6,565	369,783	376,348	3,867
Residential:
Real estate construction	248	572	511	1,331	53,710	55,041	196
Real estate mortgage	2,765	4,029	7,138	13,932	682,996	696,928	4,511
Home equity	921	102	565	1,588	80,704	82,292	441
Consumer:
Consumer direct	1,360	336	98	1,794	120,787	122,581	98
Consumer indirect	2,772	907	381	4,060	277,417	281,477	381
Total	$19,471	$9,033	$33,911	$62,415	$2,488,158	$2,550,573	$19,215

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

The following tables present the credit risk profile of CTBI’s commercial loan portfolio based on rating category and payment activity, segregated by class of loans, as of June 30, 2013 and December 31, 2012:

(in thousands)	Commercial Construction	Commercial Secured by Real Estate	Equipment Leases	Commercial Other	Total
June 30, 2013
Pass	$77,966	$725,401	$9,383	$315,390	$1,128,140
Watch	13,938	79,507	0	39,418	132,863
OAEM	28	12,764	0	5,365	18,157
Substandard	7,213	35,179	0	14,402	56,794
Doubtful	4,655	6,171	0	2,331	13,157
Total	$103,800	$859,022	$9,383	$376,906	$1,349,111

December 31, 2012
Pass	$92,140	$665,764	$9,246	$328,646	$1,095,796
Watch	12,915	79,517	0	28,760	121,192
OAEM	1,054	16,532	0	2,816	20,402
Substandard	7,383	40,021	0	14,878	62,282
Doubtful	5,955	5,379	0	1,248	12,582
Total	$119,447	$807,213	$9,246	$376,348	$1,312,254

The following tables present the credit risk profile of the CTBI’s residential real estate and consumer loan portfolios based on performing or nonperforming status, segregated by class, as of June 30, 2013 and December 31, 2012:

(in thousands)	Real Estate Construction	Real Estate Mortgage	Home Equity	Consumer Direct	Consumer Indirect	Total
June 30, 2013
Performing	$50,661	$685,226	$80,008	$123,492	$286,786	$1,226,173
Nonperforming (1)	801	7,708	623	73	312	9,517
Total	$51,462	$692,934	$80,631	$123,565	$287,098	$1,235,690

December 31, 2012
Performing	$54,530	$689,264	$81,710	$122,483	$281,096	$1,229,083
Nonperforming (1)	511	7,664	582	98	381	9,236
Total	$55,041	$696,928	$82,292	$122,581	$281,477	$1,238,319

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

The following table presents impaired loans, the average investment in impaired loans, and interest income recognized on impaired loans for the periods ended June 30, 2013, December 31, 2012, and June 30, 2012:

	June 30, 2013
(in thousands)	Recorded Balance	Unpaid Contractual Principal Balance	Specific Allowance
Loans without a specific valuation allowance:
Commercial construction	$5,921	$6,498	$0
Commercial secured by real estate	29,232	30,155	0
Commercial other	16,036	19,760	0
Real estate mortgage	1,027	1,027	0

Loans with a specific valuation allowance:
Commercial construction	4,655	5,511	1,890
Commercial secured by real estate	6,194	6,448	1,866
Commercial other	353	477	83

Totals:
Commercial construction	10,576	12,009	1,890
Commercial secured by real estate	35,426	36,603	1,866
Commercial other	16,389	20,237	83
Real estate mortgage	1,027	1,027	0
Total	$63,418	$69,876	$3,839

	Three Months Ended		Six Months Ended
	June 30, 2013		June 30, 2013
(in thousands)	Average Investment in Impaired Loans	*Interest Income Recognized	Average Investment in Impaired Loans	*Interest Income Recognized
Loans without a specific valuation allowance:
Commercial construction	$6,043	$53	$5,634	$127
Commercial secured by real estate	29,422	236	31,665	533
Commercial other	15,825	151	15,630	305
Real estate mortgage	1,025	17	842	24

Loans with a specific valuation allowance:
Commercial construction	4,656	0	5,366	0
Commercial secured by real estate	6,298	0	5,232	0
Commercial other	379	0	624	0

Totals:
Commercial construction	10,699	53	11,000	127
Commercial secured by real estate	35,720	236	36,897	533
Commercial other	16,204	151	16,254	305
Real estate mortgage	1,025	17	842	24
Total	$63,648	$457	$64,993	$989

	December 31, 2012
(in thousands)	Recorded Balance	Unpaid Contractual Principal Balance	Specific Allowance	Average Investment in Impaired Loans	*Interest Income Recognized
Loans without a specific valuation allowance:
Commercial construction	$3,692	$4,146	$0	$4,249	$97
Commercial secured by real estate	35,046	35,818	0	35,542	1,337
Commercial other	13,285	15,484	0	11,083	416
Real estate mortgage	695	695	0	481	30

Loans with a specific valuation allowance:
Commercial construction	5,703	6,933	1,820	6,585	0
Commercial secured by real estate	3,067	3,189	1,090	3,243	0
Commercial other	1,010	2,331	338	1,441	0

Totals:
Commercial construction	9,395	11,079	1,820	10,834	97
Commercial secured by real estate	38,113	39,007	1,090	38,785	1,337
Commercial other	14,295	17,815	338	12,524	416
Real estate mortgage	695	695	0	481	30
Total	$62,498	$68,596	$3,248	$62,624	$1,880

	June 30, 2012
(in thousands)	Recorded Balance	Unpaid Contractual Principal Balance	Specific Allowance
Loans without a specific valuation allowance:
Commercial construction	$4,554	$4,554	$0
Commercial secured by real estate	35,835	36,307	0
Commercial other	12,253	14,382	0
Real estate mortgage	277	278	0

Loans with a specific valuation allowance:
Commercial construction	7,561	8,414	1,823
Commercial secured by real estate	3,057	4,196	1,084
Commercial other	911	2,239	422

Totals:
Commercial construction	12,115	12,968	1,823
Commercial secured by real estate	38,892	40,503	1,084
Commercial other	13,164	16,621	422
Real estate mortgage	277	278	0
Total	$64,448	$70,370	$3,329

	Three Months Ended		Six Months Ended
	June 30, 2012		June 30, 2012
(in thousands)	Average Investment in Impaired Loans	*Interest Income Recognized	Average Investment in Impaired Loans	*Interest Income Recognized
Loans without a specific valuation allowance:
Commercial construction	$4,499	$40	$4,591	$58
Commercial secured by real estate	35,964	353	36,235	685
Commercial other	12,504	43	9,645	59
Real estate mortgage	278	5	279	8

Loans with a specific valuation allowance:
Commercial construction	7,479	0	6,644	0
Commercial secured by real estate	3,059	0	3,222	0
Commercial other	939	0	1,884	0

Totals:
Commercial construction	11,978	40	11,235	58
Commercial secured by real estate	39,023	353	39,457	685
Commercial other	13,443	43	11,529	59
Real estate mortgage	278	5	279	8
Total	$64,722	$441	$62,500	$810

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

During 2013, certain loans were modified in troubled debt restructurings, where economic concessions were granted to borrowers consisting of reductions in the interest rates, payment extensions, forgiveness of principal, and forbearances.  Presented below, segregated by class of loans, are troubled debt restructurings that occurred during the three and six months ended June 30, 2013 and 2012 and the year ended December 31, 2012:

	Three Months Ended June 30, 2013
(in thousands)	Number of Loans	Term Modification	Rate Modification	Combination	Post-Modification Outstanding Balance
Commercial:
Commercial construction	3	$493	$0	$0	$493
Commercial secured by real estate	15	662	0	0	662
Commercial other	13	872	0	0	872
Residential:
Real estate mortgage	1	373	0	0	373
Total troubled debt restructurings	32	$2,400	$0	$0	$2,400

	Six Months Ended June 30, 2013
(in thousands)	Number of Loans	Term Modification	Rate Modification	Combination	Post-Modification Outstanding Balance
Commercial:
Commercial construction	6	$2,603	$0	$0	$2,603
Commercial secured by real estate	20	1,267	0	0	1,267
Commercial other	22	6,365	0	92	6,457
Residential:
Real estate mortgage	1	373	0	0	373
Total troubled debt restructurings	49	$10,608	$0	$92	$10,700

	Three Months Ended June 30, 2012
(in thousands)	Number of Loans	Post-Modification Outstanding Balance
Commercial:
Commercial construction	5	$557
Commercial secured by real estate	2	728
Commercial other	10	1,018
Total troubled debt restructurings	17	$2,303

	Six Months Ended June 30, 2012
(in thousands)	Number of Loans	Post-Modification Outstanding Balance
Commercial:
Commercial construction	5	$557
Commercial secured by real estate	5	2,393
Commercial other	11	1,066
Total troubled debt restructurings	21	$4,016

	Year Ended December 31, 2012
(in thousands)	Number of Loans	Post-Modification Outstanding Balance
Commercial:
Commercial construction	5	$557
Commercial secured by real estate	11	4,506
Commercial other	23	3,233
Residential:
Real estate mortgage	1	391
Total troubled debt restructurings	40	$8,687

No charge-offs have resulted from modifications for any of the presented periods.

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

(in thousands)	Three Months Ended June 30, 2013		Six Months Ended June 30, 2013
	Number of Loans	Recorded Balance	Number of Loans	Recorded Balance
Commercial:
Commercial construction	1	$831	3	$1,159
Commercial secured by real estate	1	1,229	3	1,891
Commercial other	5	2,061	6	2,073
Total defaulted restructured loans	7	$4,121	12	$5,123

Note 5 – Allowance for Loan and Lease Losses

The following tables present the balance in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method for the three and six months ended June 30, 2013 and 2012 and the twelve months ended December 31, 2012:

	Three Months Ended June 30, 2013
(in thousands)	Commercial Construction	Commercial Secured by Real Estate	Equipment Lease Financing	Commercial Other	Real Estate Construction	Real Estate Mortgage	Home Equity	Consumer Direct	Consumer Indirect	Total
Allowance for loan losses
Beginning balance	$3,827	$13,682	$128	$5,151	$372	$4,980	$571	$1,098	$3,584	$33,393
Provision charged to expense	1,119	1,132	(11)	541	34	112	127	174	433	3,661
Losses charged off	1,112	653	0	972	38	151	126	277	786	4,115
Recoveries	1	1	0	73	0	9	4	139	435	662
Ending balance	$3,835	$14,162	$117	$4,793	$368	$4,950	$576	$1,134	$3,666	$33,601

Ending balance:
Individually evaluated for impairment	$1,890	$1,866	$0	$83	$0	$0	$0	$0	$0	$3,839
Collectively evaluated for impairment	$1,945	$12,296	$117	$4,710	$368	$4,950	$576	$1,134	$3,666	$29,762

Loans
Ending balance:
Individually evaluated for impairment	$10,576	$35,426	$0	$16,389	$0	$1,027	$0	$0	$0	$63,418
Collectively evaluated for impairment	$93,224	$823,596	$9,383	$360,517	$51,462	$691,907	$80,631	$123,565	$287,098	$2,521,383

	Six Months Ended June 30, 2013
(in thousands)	Commercial Construction	Commercial Secured by Real Estate	Equipment Lease Financing	Commercial Other	Real Estate Construction	Real Estate Mortgage	Home Equity	Consumer Direct	Consumer Indirect	Total
Allowance for loan losses
Beginning balance	$4,033	$13,541	$126	$5,469	$376	$4,767	$563	$1,102	$3,268	$33,245
Provision charged to expense	907	1,616	(9)	386	30	446	177	339	1,328	5,220
Losses charged off	1,112	1,018	0	1,304	38	282	173	591	1,785	6,303
Recoveries	7	23	0	242	0	19	9	284	855	1,439
Ending balance	$3,835	$14,162	$117	$4,793	$368	$4,950	$576	$1,134	$3,666	$33,601

Ending balance:
Individually evaluated for impairment	$1,890	$1,866	$0	$83	$0	$0	$0	$0	$0	$3,839
Collectively evaluated for impairment	$1,945	$12,296	$117	$4,710	$368	$4,950	$576	$1,134	$3,666	$29,762

Loans
Ending balance:
Individually evaluated for impairment	$10,576	$35,426	$0	$16,389	$0	$1,027	$0	$0	$0	$63,418
Collectively evaluated for impairment	$93,224	$823,596	$9,383	$360,517	$51,462	$691,907	$80,631	$123,565	$287,098	$2,521,383

	Twelve Months Ended December 31, 2012
(in thousands)	Commercial Construction	Commercial Secured by Real Estate	Equipment Lease Financing	Commercial Other	Real Estate Construction	Real Estate Mortgage	Home Equity	Consumer Direct	Consumer Indirect	Total
Allowance for loan losses
Balance, beginning of year	$4,023	$11,753	$112	$5,608	$354	$4,302	$562	$917	$5,540	$33,171
Provision charged to expense	1,009	3,520	14	2,330	183	1,437	238	892	(173)	9,450
Losses charged off	1,034	2,035	0	3,233	189	1,123	248	1,245	3,483	12,590
Recoveries	35	303	0	764	28	151	11	538	1,384	3,214
Balance, end of year	$4,033	$13,541	$126	$5,469	$376	$4,767	$563	$1,102	$3,268	$33,245

Ending balance:
Individually evaluated for impairment	$1,820	$1,090	$0	$338	$0	$0	$0	$0	$0	$3,248
Collectively evaluated for impairment	$2,213	$12,451	$126	$5,131	$376	$4,767	$563	$1,102	$3,268	$29,997

Loans
Ending balance:
Individually evaluated for impairment	$9,395	$38,113	$0	$14,295	$0	$695	$0	$0	$0	$62,498
Collectively evaluated for impairment	$110,052	$769,100	$9,246	$362,053	$55,041	$696,233	$82,292	$122,581	$281,477	$2,488,075

	Three Months Ended June 30, 2012
(in thousands)	Commercial Construction	Commercial Secured by Real Estate	Equipment Lease Financing	Commercial Other	Real Estate Construction	Real Estate Mortgage	Home Equity	Consumer Direct	Consumer Indirect	Total
Allowance for loan losses
Beginning balance	$4,066	$12,977	$105	$5,965	$344	$4,240	$546	$846	$4,083	$33,172
Provision charged to expense	209	1,170	37	207	42	414	64	69	213	2,425
Losses charged off	457	891	0	783	0	232	36	203	605	3,207
Recoveries	113	6	0	98	4	50	0	145	328	744
Ending balance	$3,931	$13,262	$142	$5,487	$390	$4,472	$574	$857	$4,019	$33,134

Ending balance:
Individually evaluated for impairment	$1,823	$1,084	$0	$422	$0	$0	$0	$0	$0	$3,329
Collectively evaluated for impairment	$2,108	$12,178	$142	$5,065	$390	$4,472	$574	$857	$4,019	$29,805

Loans
Ending balance:
Individually evaluated for impairment	$12,115	$38,892	$0	$13,164	$0	$277	$0	$0	$0	$64,448
Collectively evaluated for impairment	$103,852	$775,733	$10,714	$368,473	$56,451	$647,557	$83,101	$124,946	$312,161	$2,482,988

	Six Months Ended June 30, 2012
(in thousands)	Commercial Construction	Commercial Secured by Real Estate	Equipment Lease Financing	Commercial Other	Real Estate Construction	Real Estate Mortgage	Home Equity	Consumer Direct	Consumer Indirect	Total
Allowance for loan losses
Beginning balance	$4,023	$11,753	$112	$5,608	$354	$4,302	$562	$917	$5,540	$33,171
Provision charged to expense	251	2,450	30	925	197	485	93	(48)	(798)	3,585
Losses charged off	475	987	0	1,395	171	422	82	349	1,452	5,333
Recoveries	132	46	0	349	10	107	1	337	729	1,711
Ending balance	$3,931	$13,262	$142	$5,487	$390	$4,472	$574	$857	$4,019	$33,134

Ending balance:
Individually evaluated for impairment	$1,823	$1,084	$0	$422	$0	$0	$0	$0	$0	$3,329
Collectively evaluated for impairment	$2,108	$12,178	$142	$5,065	$390	$4,472	$574	$857	$4,019	$29,805

Loans
Ending balance:
Individually evaluated for impairment	$12,115	$38,892	$0	$13,164	$0	$277	$0	$0	$0	$64,448
Collectively evaluated for impairment	$103,852	$775,733	$10,714	$368,473	$56,451	$647,557	$83,101	$124,946	$312,161	$2,482,988

Note 6 – Other Real Estate Owned

Activity for other real estate owned was as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
(in thousands)	2013	2012	2013	2012
Beginning balance of other real estate owned	$45,720	$59,154	$47,537	$56,965
New assets acquired	2,608	2,125	4,655	7,495
Capitalized costs	6	77	6	167
Fair value adjustments	(630)	(180)	(1,776)	(359)
Sale of assets	(4,072)	(4,741)	(6,790)	(7,833)
Ending balance of other real estate owned	$43,632	$56,435	$43,632	$56,435

Foreclosed properties at June 30, 2013 and 2012 were $43.1 million and $55.8 million, respectively.  Also included in other real estate owned are two properties totaling $0.6 million which were not acquired through foreclosure.  Carrying costs and fair value adjustments associated with foreclosed properties for the three months ended June 30, 2013 and 2012, respectively, were $1.2 million and $0.8 million.  Carrying costs and fair value adjustments associated with foreclosed properties for the six months ended June 30, 2013 and 2012 were $3.0 million and $1.5 million.

Note 7 – Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 30		June 30
(in thousands except per share data)	2013	2012	2013	2012
Numerator:
Net income	$11,942	$12,232	$23,762	$24,101

Denominator:
Basic earnings per share:
Weighted average shares	15,565	15,451	15,552	15,429
Diluted earnings per share:
Effect of dilutive stock options	76	50	73	46
Adjusted weighted average shares	15,641	15,501	15,625	15,475

Earnings per share:
Basic earnings per share	$0.77	$0.79	$1.53	$1.56
Diluted earnings per share	0.76	0.79	1.52	1.56

Options to purchase 88,246 common shares at a weighted average price of $38.95 were excluded from the diluted calculations above for the three and six months ended June 30, 2013, because the exercise prices on the options were greater than the average market price for the period.  In addition to in-the-money stock options, unvested restricted stock grants were also used in the calculation of diluted earnings per share based on the treasury method.  Options to purchase 89,746 and 178,569 common shares, respectively, were excluded from the diluted calculations above for the three and six months ended June 30, 2012.

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

Recurring Measurements

The following tables present the fair value measurements of assets recognized in the accompanying balance sheets measured at fair value on a recurring basis as of June 30, 2013 and December 31, 2012 and indicates the level within the fair value hierarchy of the valuation techniques.

(in thousands)		Fair Value Measurements at June 30, 2013 Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets measured – recurring basis
Available-for-sale securities:
U.S. Treasury and government agencies	$67,608	$0	$67,608	$0
State and political subdivisions	115,942	0	115,942	0
U.S. government sponsored agency mortgage-backed securities	450,336	0	450,336	0
Marketable equity securities	53,476	53,476	0	0
Mortgage servicing rights	3,222	0	0	3,222

(in thousands)		Fair Value Measurements at December 31, 2012 Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets measured – recurring basis
Available-for-sale securities:
U.S. Treasury and government agencies	$60,915	$0	$60,915	$0
State and political subdivisions	113,221	0	113,221	0
U.S. government sponsored agency mortgage-backed securities	383,581	0	383,581	0
Marketable equity securities	45,626	45,626	0	0
Mortgage servicing rights	2,364	0	0	2,364

Following is a description of the valuation methodologies and inputs used for assets measured at fair value on a recurring basis and recognized in the accompanying balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy.  These valuation methodologies were applied to all of CTBI’s financial assets carried at fair value.  CTBI had no liabilities measured at fair value as of June 30, 2013 and December 31, 2012.  There have been no significant changes in the valuation techniques during the quarter ended June 30, 2013.  For assets classified within Level 3 of the fair value hierarchy, the process used to develop the reported fair value is described below.

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

In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy.  Fair value determinations for Level 3 measurements are estimated on a quarterly basis where assumptions used are reviewed to ensure the estimated fair value complies with accounting standards generally accepted in the United States.  As of June 30, 2013, CTBI does not own any securities classified as Level 3 inputs.

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

Transfers between Levels

There were no transfers between Levels 1, 2, and 3 as of June 30, 2013.

Level 3 Reconciliation

Following is a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the accompanying balance sheet using significant unobservable (Level 3) inputs for the three and six months ended June 30, 2013 and 2012:

(in thousands)	Three Months Ended June 30, 2013		Six Months Ended June 30, 2013
	Marketable Equity Securities	Mortgage Servicing Rights	Marketable Equity Securities	Mortgage Servicing Rights
Beginning balance	$0	$2,652	$0	$2,364
Total recognized gains (losses)
Included in net income	0	529	0	646
Issues	0	205	0	562
Settlements	0	(164)	0	(350)
Ending balance	$0	$3,222	$0	$3,222

Total gains (losses) for the period included in net income attributable to the change in unrealized gains or losses related to assets still held at the reporting date	$0	$529	$0	$646

(in thousands)	Three Months Ended June 30, 2012		Six Months Ended June 30, 2012
	Marketable Equity Securities	Mortgage Servicing Rights	Marketable Equity Securities	Mortgage Servicing Rights
Beginning balance	$211	$2,640	$211	$2,282
Total recognized gains (losses)
Included in net income	0	(169)	0	172
Issues	0	189	0	340
Settlements	0	(157)	0	(291)
Ending balance	$211	$2,503	$211	$2,503

Total gains (losses) for the period included in net income attributable to the change in unrealized gains or losses related to assets still held at the reporting date	$0	$(169)	$0	$172

Realized and unrealized gains and losses for items reflected in the tables above are included in net income in the consolidated statements of income as follows:

(in thousands)	Three Months Ended June 30, 2013		Six Months Ended June 30, 2013
	Noninterest Income	Noninterest Expense	Noninterest Income	Noninterest Expense
Total gains	$365	$0	$296	$0

(in thousands)	Three Months Ended June 30, 2012		Six Months Ended June 30, 2012
	Noninterest Income	Noninterest Expense	Noninterest Income	Noninterest Expense
Total gains	$(326)	$0	$(119)	$0

Nonrecurring Measurements

The following table presents the fair value measurements of assets recognized in the accompanying balance sheets measured at fair value on a nonrecurring basis as of June 30, 2013 and December 31, 2012 and indicates the level within the fair value hierarchy of the valuation techniques.

(in thousands)		Fair Value Measurements at June 30, 2013 Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets measured – nonrecurring basis
Impaired loans (collateral dependent)	$5,419	$0	$0	$5,419
Other real estate/assets owned	9,587	0	0	9,587

(in thousands)		Fair Value Measurements at December 31, 2012 Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets measured – nonrecurring basis
Impaired loans (collateral dependent)	$5,465	$0	$0	$5,465
Other real estate/assets owned	13,892	0	0	13,892

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

Loans considered impaired under ASC 310-35, Impairment of a Loan, are loans for which, based on current information and events, it is probable that the creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement.  Impaired loans are subject to nonrecurring fair value adjustments to reflect subsequent (1) partial write-downs that are based on the observable market price or current appraised value of the collateral or (2) the full charge-off of the loan carrying value.  Quarter-to-date fair value adjustments on impaired loans were $1.5 million, $0.5 million, and $0.1 million for the quarters ended June 30, 2013, December 31, 2012 and June 30, 2012, respectively.

Other Real Estate Owned

In accordance with the provisions of ASC 360, Property, Plant, and Equipment, other real estate owned (OREO) is carried at the lower of fair value at acquisition date or current estimated fair value, less estimated cost to sell.  Estimated fair value of OREO is based on appraisals or evaluations.  OREO is classified within Level 3 of the fair value hierarchy.  Long-lived assets are subject to nonrecurring fair value adjustments to reflect subsequent partial write-downs that are based on the observable market price or current appraised value of the collateral.  Quarter-to-date fair value adjustments on other real estate/assets owned were $0.6 million, $1.8 million, and $0.2 million for the quarters ended June 30, 2013, December 31, 2012, and June 30, 2012, respectively.

Appraisals of OREO are obtained when the real estate is acquired and subsequently as deemed necessary by the Chief Credit Officer.  Appraisers are selected from the list of approved appraisers maintained by management.

Unobservable (Level 3) Inputs

The following tables present quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements at June 30, 2013 and December 31, 2012.

(in thousands)	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at June 30, 2013	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Mortgage servicing rights	$3,222	Discount cash flows, computer pricing model	Constant prepayment rate	6.1% - 26.0% (12.3%)
			Probability of default	0.52% - 5.77% (2.61%)
			Discount rate	Not applicable (10.5%)

Impaired loans (collateral-dependent)	$5,419	Market comparable properties	Marketability discount	5.0% - 10.0% (7.0%)

Other real estate/assets owned	$9,587	Market comparable properties	Comparability adjustments (%)	5.0% - 57.0% (10.0%)

(in thousands)	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at December 31, 2012	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Mortgage servicing rights	$2,364	Discount cash flows, computer pricing model	Constant prepayment rate	8.5% - 25.0% (16.3%)
			Probability of default	1.02% - 4.81% (2.65%)
			Discount rate	Not applicable (10.5%)

Impaired loans (collateral-dependent)	$5,465	Market comparable properties	Marketability discount	5.0% - 10.0% (7.0%)

Other real estate/assets owned	$13,892	Market comparable properties	Comparability adjustments (%)	5.0% - 35.0% (13.0%)

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

Fair Value of Financial Instruments

The following table presents estimated fair value of CTBI’s financial instruments as of June 30, 2013 and indicates the level within the fair value hierarchy of the valuation techniques.

(in thousands)		Fair Value Measurements at June 30, 2013 Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$107,759	$107,759	$0	$0
Certificates of deposit in other banks	9,568	0	9,614	0
Securities available-for-sale	687,362	53,476	633,886	0
Securities held-to-maturity	1,662	0	1,621	0
Loans held for sale	2,991	3,052	0	0
Loans, net	2,551,200	0	0	2,552,860
Federal Home Loan Bank stock	25,673	0	25,673	0
Federal Reserve Bank stock	4,886	0	4,886	0
Accrued interest receivable	12,975	0	12,975	0
Mortgage servicing rights	3,222	0	0	3,222

Financial liabilities:
Deposits	$2,922,173	$624,451	$2,295,659	$0
Repurchase agreements	204,735	0	0	204,711
Federal funds purchased	14,075	0	14,075	0
Advances from Federal Home Loan Bank	1,347	0	1,609	0
Long-term debt	61,341	0	0	31,271
Accrued interest payable	1,854	0	1,854	0

Unrecognized financial instruments:
Letters of credit	$0	$0	$0	$0
Commitments to extend credit	0	0	0	0
Forward sale commitments	0	0	0	0

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

Our Business

Community Trust Bancorp, Inc. (“CTBI”) is a bank holding company headquartered in Pikeville, Kentucky.  Currently, we own one commercial bank and one trust company.  Through our subsidiaries, we have eighty-one banking locations in eastern, northeastern, central, and south central Kentucky, southern West Virginia, and northeastern Tennessee, four trust offices across Kentucky, and one trust office in northeastern Tennessee.  At June 30, 2013, we had total consolidated assets of $3.6 billion and total consolidated deposits, including repurchase agreements, of $3.1 billion, making us the largest bank holding company headquartered in the Commonwealth of Kentucky.  Total shareholders’ equity at June 30, 2013 was $400.3 million.

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

Results of Operations and Financial Condition

For the quarter ended June 30, 2013, we reported earnings of $11.9 million, or $0.77 per basic share, compared to $12.2 million, or $0.79 per basic share, earned during the second quarter 2012 and $11.8 million, or $0.76 per basic share, earned during the first quarter 2013.  Earnings for the six months ended June 30, 2013 were $23.8 million, or $1.53 per basic share, a 1.4% decrease from the $24.1 million, or $1.56 per basic share earned during the first six months of 2012.

2nd Quarter 2013 Highlights

❖
CTBI's basic earnings per share for the quarter decreased $0.02 per share from the second quarter 2012 but increased $0.01 per share from the first quarter 2013.  Year-to-date basic earnings per share decreased $0.03 per share from prior year.

❖
Net interest income for the quarter increased 3.2% from prior year second quarter and 0.4% from prior quarter as our net interest margin increased 6 basis points and decreased 3 basis points, respectively, for those time periods.  Average earning assets increased 1.1% from the second quarter 2012 and remained stable from prior quarter.  Net interest income for the six months ended June 30, 2013 increased 1.9% from prior year.

❖
Nonperforming loans at $41.6 million increased $5.6 million from December 31, 2012 and $7.7 million from March 31, 2013.  Nonperforming assets at $84.7 million increased $1.7 million from December 31, 2012 and increased $5.6 million from March 31, 2013.

❖
Net loan charge-offs for the quarter ended June 30, 2013 were $3.5 million, or 0.54% of average loans annualized, compared to $2.5 million, or 0.39%, experienced for the second quarter 2012 and $1.4 million, or 0.22%, for the first quarter 2013.  Year-to-date net charge-offs were $4.9 million, or 0.38%, compared to $3.6 million, or 0.29%, for the six months ended June 30, 2012.

❖
Our loan loss provision for the quarter increased $1.2 million from prior year second quarter and $2.1 million from prior quarter.  Year-to-date provision expense of $5.2 million is $1.6 million higher than 2012.

❖
Our loan loss reserve as a percentage of total loans outstanding remained at 1.30% from December 31, 2012 to June 30, 2013.  Our reserve coverage (allowance for loan loss reserve to nonperforming loans) at June 30, 2013 was 80.8% compared to 92.3% at December 31, 2012 and 98.6% at March 31, 2013, primarily the result of one loan previously identified as impaired migrating from the 30-89 days past due category to 90+ days past due.  This credit is well-secured and in the process of collection.

❖
Noninterest income increased 10.7% for the quarter ended June 30, 2013 compared to the same period in 2012 and 11.4% from prior quarter.  Noninterest income for the six months ended June 30, 2013 increased 8.7%.  The increase in noninterest income included a $0.9 million increase in bank owned life insurance income, primarily as a result of death benefits received.

❖
Noninterest expense for the quarter ended June 30, 2013 increased 7.6% from prior year second quarter but decreased 1.2% from prior quarter.  Noninterest expense for the six months ended June 30, 2013 increased 4.8% from prior year.  The increase from prior year resulted primarily from increases in personnel expense and other real estate owned expense.  The decrease from prior quarter includes a $0.7 million decrease in other real estate owned expense.

❖	Our loan portfolio increased $34.2 million from December 31, 2012 and $21.5 million during the quarter.

❖	Our investment portfolio increased $84.0 million from December 31, 2012 and $9.9 million during the quarter.

❖	Deposits, including repurchase agreements, increased $12.9 million from December 31, 2012 but declined $20.2 million during the quarter.

❖	Our tangible common equity/tangible assets ratio remains strong at 9.35%.

Income Statement Review

(dollars in thousands)			Change 2013 vs. 2012
Six Months Ended March 31	2013	2012	Amount	Percent
Net interest income	$66,539	$65,325	$1,213	1.9%
Provision for loan losses	5,220	3,585	1,635	45.6
Noninterest income	25,194	23,176	2,017	8.7
Noninterest expense	52,286	49,898	2,388	4.8
Income taxes	10,465	10,917	(453)	(4.1)
Net income	$23,762	$24,101	$(339)	(1.4)%

Average earning assets	$3,393,593	$3,337,376	$56,217	1.7%

Yield on average earnings assets	4.42%	4.71%	(0.28)%	(6.0)%
Cost of interest bearing funds	0.54%	0.91%	(0.37)%	(40.2)%

Net interest margin	4.01%	3.99%	0.02%	0.4%

Net Interest Income

Net interest income for the quarter increased $1.0 million from prior year second quarter and $0.1 million from prior quarter as our net interest margin increased 6 basis points and decreased 3 basis points, respectively.  Average earning assets increased 1.1% from the second quarter 2012 and remained stable from prior quarter.  The yield on average earning assets decreased 25 basis points and 5 basis points for these time periods.  Loans represented 75.6% of our average earning assets for the quarter ended June 30, 2013 compared to 75.8% for the quarter ended June 30, 2012 and 75.2% for the quarter ended March 31, 2013.  The cost of interest bearing funds decreased 39 basis points from prior year second quarter and 3 basis points from prior quarter.  Net interest income for the six months ended June 30, 2013 increased $1.2 million from prior year with average earning assets increasing 1.7% and our net interest margin increasing 2 basis points.

Provision for Loan Losses

The provision for loan losses that was added to the allowance for the second quarter 2013 was $3.7 million compared to $2.4 million in the second quarter 2012 and $1.6 million for the quarter ended March 31, 2013.  Year-to-date allocations to the reserve were $5.2 million at June 30, 2013 compared to $3.6 million at June 30, 2012.  This provision represented a charge against current earnings in order to maintain the allowance at an appropriate level determined using the accounting estimates described in the Critical Accounting Policies and Estimates section.

Noninterest Income

Noninterest income increased 10.7% for the quarter ended June 30, 2013 compared to the same period in 2012 and 11.4% from prior quarter.  Noninterest income for the six months ended June 30, 2013 increased 8.7%.  The increase in noninterest income included a $0.9 million increase in bank owned life insurance, primarily as a result of death benefits received.  The increase in noninterest income from prior year also included increased gains on sales of loans, trust revenue, and loan related fees offset partially by a $0.8 million decrease in securities gains.  Loan related fees were impacted by a $0.4 million variance in fair value adjustments to our mortgage servicing rights.

Noninterest Expense

Noninterest expense for the second quarter 2013 increased 7.6% from prior year second quarter but decreased 1.2% from prior quarter.  The increase from prior year resulted primarily from a $0.8 million increase in personnel expense, a $0.4 million increase in other real estate owned expense, and a $0.3 million increase in repossession expense.  The decrease from prior quarter includes a $0.7 million decrease in other real estate owned expense.  Noninterest expense for the six months ended June 30, 2013 increased 4.8% from prior year, including a $1.0 million increase in personnel expense and $1.5 million increase in other real estate owned expense.

Balance Sheet Review

CTBI’s total assets at $3.6 billion increased $2.6 million, or an annualized 0.1%, from December 31, 2012 but decreased $33.8 million, or an annualized 3.7%, during the quarter.  Loans outstanding at June 30, 2013 were $2.6 billion, increasing $34.2 million, or an annualized 2.7%, from December 31, 2012 and $21.5 million, or an annualized 3.4%, during the quarter.  Loan growth during the quarter of $13.7 million in the commercial loan portfolio and $11.0 in the consumer loan portfolio was partially offset by a $3.2 million decline in the residential loan portfolio.  Loans held for sale declined $19.5 million from December 31, 2012, primarily as a result of one large commercial loan which was sold during the first quarter 2012.  CTBI’s investment portfolio increased $84.0 million, or an annualized 28.1%, from December 31, 2012 and $9.9 million, or an annualized 5.8%, during the quarter.  Deposits, including repurchase agreements, at $3.1 billion increased $12.9 million, or an annualized 0.8%, from December 31, 2012 but decreased $20.2 million, or an annualized 2.6%, from prior quarter.  Deposits in other banks declined $60.4 million during the quarter as a result of loan growth and a decline in deposits.

Shareholders’ equity was $400.3 million at June 30, 2013 and December 31, 2012 and $406.6 million at March 31, 2013.  The change in shareholders’ equity reflects a $13.9 million decrease in the market value of our securities portfolio driven by changes in the market rates during the second quarter of 2013.  CTBI's annualized dividend yield to shareholders as of June 30, 2013 was 3.54%.

Loans

(in thousands)	June 30, 2013
Loan Category	Balance	Variance from Prior Year-End	Net Charge-Offs	Nonperforming	ALLL
Commercial:
Construction	$103,800	(13.1)%	$1,105	$6,898	$3,835
Secured by real estate	859,022	6.4	995	18,295	14,162
Equipment lease financing	9,383	1.5	0	0	117
Other commercial	376,906	0.1	1,062	6,864	4,793
Total commercial	1,349,111	2.8	3,162	32,057	22,907

Residential:
Real estate construction	51,462	(6.5)	38	801	368
Real estate mortgage	692,934	(0.6)	263	7,708	4,950
Home equity	80,631	(2.0)	164	623	576
Total residential	825,027	(1.1)	465	9,132	5,894

Consumer:
Consumer direct	123,565	0.8	307	73	1,134
Consumer indirect	287,098	2.0	930	312	3,666
Total consumer	410,663	1.6	1,237	385	4,800

Total loans	$2,584,801	1.3%	$4,864	$41,574	$33,601

Asset Quality

CTBI's total nonperforming loans were $41.6 million at June 30, 2013, a 15.5% increase from the $36.0 million at December 31, 2012 and a 22.7% increase from the $33.9 million at March 31, 2013.  The increase for the quarter included a $7.0 million increase in the 90+ days past due category and a $0.7 million increase in nonaccrual loans.  Loans 30-89 days past due at $16.5 million is a decrease of $10.5 million from December 31, 2012 and $9.6 million from March 31, 2013.  The increase in our 90+ days past due loans includes $7.7 million for one customer which moved from 30-89 days past due during the quarter.  This credit was previously identified as impaired and is well-secured and in the process of collection.  Total past due loans declined $2.6 million during the quarter.  Our loan portfolio management processes focus on the immediate identification, management, and resolution of problem loans to maximize recovery and minimize loss.   Our loan risk management processes include weekly delinquent loan review meetings at the market levels and monthly delinquent loan review meetings involving senior corporate management to review all nonaccrual loans and loans 30 days or more past due.  Any activity regarding a criticized/classified loan (i.e. problem loan) must be approved by CTB's Watch List Asset Committee (i.e. Problem Loan Committee).  CTB's Watch List Asset Committee also meets on a quarterly basis and reviews every criticized/classified loan of $100,000 or greater.  We also have a Loan Review Department that reviews every market within CTB annually and performs extensive testing of the loan portfolio to assure the accuracy of loan grades and classifications for delinquency, troubled debt restructuring, impaired status, impairment, nonaccrual status, and adequate loan loss reserves.

Impaired loans, loans not expected to meet contractual principal and interest payments other than insignificant delays, at June 30, 2013 totaled $63.4 million, compared to $62.5 million at December 31, 2012 and $66.5 million at March 31, 2013.  Included in certain loan categories of impaired loans are troubled debt restructurings that were classified as impaired.  At June 30, 2013, CTBI had $18.8 million in commercial loans secured by real estate, $8.5 million in commercial real estate construction loans, $10.1 million in commercial other loans, and $1.0 million in consumer loans that were modified in troubled debt restructurings and impaired.  Management evaluates all impaired loans for impairment and records a direct charge-off or provides specific reserves when necessary.

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

Net loan charge-offs for the quarter ended June 30, 2013 were $3.5 million, or 0.54% of average loans annualized, compared to $2.5 million, or 0.39%, experienced for the second quarter 2012 and $1.4 million, or 0.22%, for the first quarter 2013.  Of the total net charge-offs for the quarter, $2.7 million were in commercial loans, $0.4 million were in indirect auto loans, and $0.3 million were in residential real estate mortgage loans.  Year-to-date net charge-offs were $4.9 million, or 0.38%, compared to $3.6 million, or 0.29%, for the six months ended June 30, 2012.  Allocations to loan loss reserves were $3.7 million for the quarter ended June 30, 2013 compared to $2.4 million for the quarter ended June 30, 2012 and $1.6 million for the quarter ended March 31, 2013.  Our loan loss reserve as a percentage of total loans outstanding has remained at 1.30% from June 30, 2012 to June 30, 2013.

Our level of foreclosed properties at $43.1 million at June 30, 2013 was a decrease from $47.0 million at December 31, 2012 and $45.2 million at March 31, 2013.  Sales of foreclosed properties for the six months ended June 30, 2013 totaled $6.8 million while new foreclosed properties totaled $4.7 million.  At June 30, 2013, the book value of properties under contracts to sell was $8.0 million; however, the closings had not occurred at quarter-end.

When foreclosed properties are acquired, appraisals are obtained and the properties are booked at the current market value less expected sales costs.  Additionally, periodic updated appraisals are obtained on unsold foreclosed properties.  When an updated appraisal reflects a market value below the current book value, a charge is booked to current earnings to reduce the property to its new market value less expected sales costs.   Charges to earnings in the second quarter 2013 to reflect the decrease in current market values of foreclosed properties totaled $0.6 million.  There were 24 properties reappraised during the second quarter 2013.  Of these, 14 were written down by a total of $0.5 million.  The remaining write-downs were primarily the result of pending sales with agreed upon prices.  Charges during the quarters ended June 30, 2012 and March 31, 2012 were $1.7 million and $1.1 million, respectively.  Our policy for determining the frequency of periodic reviews is based upon consideration of the specific properties and the known or perceived market fluctuations in a particular market and is typically between 12 and 18 months but generally not more than 24 months.  Sixty-two percent of our OREO properties have been reappraised within the past 12 months.  Our nonperforming loans and foreclosed properties remain primarily concentrated in our Central Kentucky Region.  Management anticipates that our foreclosed properties will remain elevated as we work through current market conditions.

The major classifications of foreclosed properties are shown in the following table:

(in thousands)	June 30, 2013	December 31, 2012
1-4 family	$9,956	$12,381
Agricultural/farmland	653	653
Construction/land development/other	22,053	23,823
Multifamily	2,512	1,281
Non-farm/non-residential	7,906	8,848
Total foreclosed properties	$43,080	$46,986

The appraisal aging analysis of foreclosed properties, as well as the holding period, at June 30, 2013 is shown below:

(in thousands)
Appraisal Aging Analysis		Holding Period Analysis
Days Since Last Appraisal	Current Book Value	Holding Period	Current Book Value
Up to 90 days	$3,389	Less than one year	$5,521
91 to 180 days	4,888	1 to 2 years	16,031
181 to 270 days	15,637	2 to 3 years	5,563
271 to 365 days	2,586	3 to 4 years	11,288
Over one year	16,580	Over 4 years	4,677
Total	$43,080	Total	$43,080

Dividends

The following schedule shows the quarterly cash dividends paid for the past six quarters:

Pay Date	Record Date	Amount Per Share
July 1, 2013	June 15, 2013	$0.315
April 1, 2013	March 15, 2013	$0.315
January 1, 2013	December 15, 2012	$0.315
October 1, 2012	September 15, 2012	$0.315
July 1, 2012	June 15, 2012	$0.310
April 1, 2012	March 15, 2012	$0.310

On July 23, 2013, the Board of Directors of CTBI approved an increase in the quarterly cash dividend to $0.32 per share to be paid on October 1, 2013, to shareholders of record on September 15, 2013.

Liquidity and Market Risk

The objective of CTBI’s Asset/Liability management function is to maintain consistent growth in net interest income within our policy limits. This objective is accomplished through management of our consolidated balance sheet composition, liquidity, and interest rate risk exposures arising from changing economic conditions, interest rates, and customer preferences. The goal of liquidity management is to provide adequate funds to meet changes in loan and lease demand or deposit withdrawals. This is accomplished by maintaining liquid assets in the form of cash and cash equivalents and investment securities, sufficient unused borrowing capacity, and growth in core deposits. As of June 30, 2013, we had approximately $107.8 million in cash and cash equivalents and approximately $687.4 million in securities valued at estimated fair value designated as available-for-sale and available to meet liquidity needs on a continuing basis.  Additional asset-driven liquidity is provided by the remainder of the securities portfolio and the repayment of loans.  In addition to core deposit funding, we also have a variety of other short-term and long-term funding sources available.  We also rely on Federal Home Loan Bank advances for both liquidity and management of our asset/liability position.  Federal Home Loan Bank advances were $1.3 million at June 30, 2013 and $1.4 million at December 31, 2012.  As of June 30, 2013, we had a $337.6 million available borrowing position with the Federal Home Loan Bank.  We generally rely upon net inflows of cash from financing activities, supplemented by net inflows of cash from operating activities, to provide cash for our investing activities.  As is typical of many financial institutions, significant financing activities include deposit gathering, use of short-term borrowing facilities such as repurchase agreements and federal funds purchased, and issuance of long-term debt.  At June 30, 2013, we had $44 million in lines of credit with various correspondent banks available to meet any future cash needs.  Our primary investing activities include purchases of securities and loan originations.  We do not rely on any one source of liquidity and manage availability in response to changing consolidated balance sheet needs.  At June 30, 2013, federal funds sold were $1.2 million compared to $6.7 million at December 31, 2012, and deposits with the Federal Reserve were $46.4 million compared to $123.9 million at December 31, 2012.  Additionally, we project cash flows from our investment portfolio to generate additional liquidity over the next 90 days.

The investment portfolio consists of investment grade short-term issues suitable for bank investments.  The majority of the investment portfolio is in U.S. government and government sponsored agency issuances.  The average life of the portfolio is 5.03 years. At the end of June 30, 2013, available-for-sale (“AFS”) securities comprised approximately 99.8% of the total investment portfolio, and the AFS portfolio was approximately 172% of equity capital.  Seventy-three percent of the pledge eligible portfolio was pledged.

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

Capital Resources

Shareholders’ equity was $400.3 million at June 30, 2013 and December 31, 2012 and $406.6 million at March 31, 2013.  The change in shareholders’ equity reflects a $13.9 million decrease in the market value of our securities portfolio driven by changes in the market rates during the second quarter of 2013.  CTBI's annualized dividend yield to shareholders as of June 30, 2013 was 3.54%.  Our primary source of capital growth is the retention of earnings.  Cash dividends were $0.63 per share for the six months ended June 30, 2013 and $0.62 per share for the six months ended June 30, 2012.  We retained 58.8% of our earnings for the first six months of 2013 compared to 60.3% for the first six months of 2012.

Regulatory guidelines require bank holding companies, commercial banks, and savings banks to maintain certain minimum capital ratios and define companies as “well-capitalized” that sufficiently exceed the minimum ratios.  The banking regulators may alter minimum capital requirements as a result of revising their internal policies and their ratings of individual institutions.  To be “well-capitalized” banks and bank holding companies must maintain a Tier 1 leverage ratio of no less than 5.0%, a Tier 1 risk based ratio of no less than 6.0%, and a total risk based ratio of no less than 10.0%.  Our ratios as of June 30, 2013 were 11.01%, 15.52%, and 16.77%, respectively, all exceeding the threshold for meeting the definition of “well-capitalized.”

As of June 30, 2013, we are not aware of any current recommendations by banking regulatory authorities which, if they were to be implemented, would have, or are reasonably likely to have, a material adverse impact on our liquidity, capital resources, or operations, except as provided for in the Dodd-Frank Act, which is discussed in the Supervision and Regulation section of Item 1. Business in our annual report on Form 10-K for the year ended December 31, 2012, and Basel III.  On July 2, 2013, the Federal Reserve approved final rules that substantially amend the regulatory risk-based capital rules applicable to CTBI and CTB.  The FDIC has subsequently approved these rules.  The final rules were adopted following the issuance of proposed rules by the Federal Reserve in June 2012, and implement the “Basel III” regulatory capital reforms and changes required by the Dodd-Frank Act.  “Basel III” refers to two consultative documents released by the Basel Committee on Banking Supervision in December 2009, the rules text released in December 2010, and loss absorbency rules issued in January 2011, which include significant changes to bank capital, leverage and liquidity requirements.

The rules include new risk-based capital and leverage ratios, which would be phased in from 2015 to 2019, and would refine the definition of what constitutes “capital” for purposes of calculating those ratios. The new minimum capital level requirements applicable to CTBI and CTB under the final rules would be: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 capital ratio of 6% (increased from 4%); (iii) a total capital ratio of 8% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 4% for all institutions.  The final rules also establish a “capital conservation buffer” above the new regulatory minimum capital requirements, which must consist entirely of common equity Tier 1 capital. The capital conservation buffer will be phased-in over four years beginning on January 1, 2016, as follows: the maximum buffer will be 0.625% of risk-weighted assets for 2016, 1.25% for 2017, 1.875% for 2018, and 2.5% for 2019 and thereafter. This will result in the following minimum ratios beginning in 2019: (i) a common equity Tier 1 capital ratio of 7.0%, (ii) a Tier 1 capital ratio of 8.5%, and (iii) a total capital ratio of 10.5%. Under the final rules, institutions are subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations establish a maximum percentage of eligible retained income that could be utilized for such actions.

Basel III provided discretion for regulators to impose an additional buffer, the “countercyclical buffer,” of up to 2.5% of common equity Tier 1 capital to take into account the macro-financial environment and periods of excessive credit growth.  However, the final rules permit the countercyclical buffer to be applied only to “advanced approach banks” ( i.e. , banks with $250 billion or more in total assets or $10 billion or more in total foreign exposures), which currently excludes CTBI and CTB.  The final rules also implement revisions and clarifications consistent with Basel III regarding the various components of Tier 1 capital, including common equity, unrealized gains and losses, as well as certain instruments that will no longer qualify as Tier 1 capital, some of which will be phased out over time.  However, the final rules provide that small depository institution holding companies with less than $15 billion in total assets as of December 31, 2009 (which includes CTBI) will be able to permanently include non-qualifying instruments that were issued and included in Tier 1 or Tier 2 capital prior to May 19, 2010 in additional Tier 1 or Tier 2 capital until they redeem such instruments or until the instruments mature.

The final rules also contain revisions to the prompt corrective action framework, which is designed to place restrictions on insured depository institutions, including the Bank, if their capital levels begin to show signs of weakness.  These revisions take effect January 1, 2015.  Under the prompt corrective action requirements, which are designed to complement the capital conservation buffer, insured depository institutions will be required to meet the following increased capital level requirements in order to qualify as “well capitalized:” (i) a new common equity Tier 1 capital ratio of 6.5%; (ii) a Tier 1 capital ratio of 8% (increased from 6%); (iii) a total capital ratio of 10% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 5% (increased from 4%).

The final rules set forth certain changes for the calculation of risk-weighted assets, which we will be required to utilize beginning January 1, 2015.  The standardized approach final rule utilizes an increased number of credit risk exposure categories and risk weights, and also addresses: (i) an alternative standard of creditworthiness consistent with Section 939A of the Dodd-Frank Act; (ii) revisions to recognition of credit risk mitigation; (iii) rules for risk weighting of equity exposures and past due loans; (iv) revised capital treatment for derivatives and repo-style transactions; and (v) disclosure requirements for top-tier banking organizations with $50 billion or more in total assets that are not subject to the “advance approach rules” that apply to banks with greater than $250 billion in consolidated assets.  Based on our current capital composition and levels, we anticipate that our capital ratios, on a Basel III basis, will continue to exceed the well-capitalized minimum capital requirements upon the effectiveness of the final rule.

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

The national and global economic downturn has resulted in unprecedented levels of financial market volatility and has in general adversely impacted the market value of financial institutions, limited access to capital, and had an adverse effect on the financial condition and results of operations of banking companies in general, including CTBI.  From early 2008 to the middle of 2010, CTBI experienced significant challenges, credit quality deteriorated, and net income and results of operations were adversely impacted.  While there has been improvement in economic conditions in our markets starting in the second half of 2010 and continuing into the second quarter of 2013, we believe that we will continue to experience a challenging environment throughout 2013.  CTBI is a part of the financial system and a continuation of systemic lack of available credit, lack of confidence in the financial sector, increased volatility in the financial markets, and reduced business activity could materially and adversely impact CTBI’s business, financial condition and results of operations.

Stock Repurchase Program

CTBI’s stock repurchase program currently has 288,519 shares remaining under CTBI’s current repurchase authorization.  We have not repurchased any shares of our common stock since February 2008.  As of June 30, 2013, a total of 2,211,481 shares have been repurchased through this program.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Interest rate risk management focuses on maintaining consistent growth in net interest income within Board-approved policy limits.  CTBI uses an earnings simulation model to analyze net interest income sensitivity to movements in interest rates.  Given a 200 basis point increase to the yield curve used in the simulation model, it is estimated net interest income for CTBI would decrease by 0.07 percent over one year and by 2.99 percent over two years.  A 25 basis point decrease in the yield curve would decrease net interest income by an estimated 0.04 percent over one year and by 0.23 percent over two years.  For further discussion of CTBI’s market risk, see the Management’s Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Market Risk included in the annual report on Form 10-K for the year ended December 31, 2012.

Item  4.  Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

CTBI’s management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934.  As of the end of the period covered by this report, an evaluation was carried out by CTBI’s management, with the participation of our Chief Executive Officer and the Executive Vice President, Chief Financial Officer, and Treasurer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, management concluded that disclosure controls and procedures as of June 30, 2013 were effective in ensuring material information required to be disclosed in this quarterly report on Form 10-Q was recorded, processed, summarized, and reported on a timely basis.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in CTBI’s internal control over financial reporting that occurred during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, CTBI’s internal control over financial reporting.

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

COMMUNITY TRUST BANCORP, INC.

Date: August 9, 2013	By:	/s/ Jean R. Hale
Jean R. Hale
Chairman, President, and Chief Executive Officer

By:	/s/ Kevin J. Stumbo
Kevin J. Stumbo
Executive Vice President, Chief Financial Officer, and Treasurer