Form 10-Q
period 2013-09-30
COMMUNITY TRUST BANCORP INC /KY/
filed 2013-11-08
CIK 350852

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013

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

Common stock – 15,803,331 shares outstanding at October 31, 2013

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

Community Trust Bancorp, Inc.
Condensed Consolidated Balance Sheets

(dollars in thousands)	(unaudited) September 30 2013	December 31 2012
Assets:
Cash and due from banks	$74,252	$73,451
Interest bearing deposits	27,681	127,438
Federal funds sold	7,063	6,671
Cash and cash equivalents	108,996	207,560

Certificates of deposit in other banks	9,568	5,336
Securities available-for-sale at fair value (amortized cost of $669,304 and $583,858, respectively)	663,916	603,343
Securities held-to-maturity at amortized cost (fair value of $1,614 and $1,659, respectively)	1,662	1,662
Loans held for sale	768	22,486

Loans	2,616,365	2,550,573
Allowance for loan losses	(34,013)	(33,245)
Net loans	2,582,352	2,517,328

Premises and equipment, net	51,898	54,321
Federal Home Loan Bank stock	25,673	25,673
Federal Reserve Bank stock	4,886	4,885
Goodwill	65,490	65,490
Core deposit intangible (net of accumulated amortization of $7,872 and $7,712, respectively)	744	904
Bank owned life insurance	53,317	44,893
Mortgage servicing rights	3,305	2,364
Other real estate owned	43,078	47,537
Other assets	28,201	31,882
Total assets	$3,643,854	$3,635,664

Liabilities and shareholders’ equity:
Deposits:
Noninterest bearing	$616,796	$606,448
Interest bearing	2,257,488	2,297,400
Total deposits	2,874,284	2,903,848

Repurchase agreements	214,755	210,120
Federal funds purchased and other short-term borrowings	13,933	12,314
Advances from Federal Home Loan Bank	31,316	1,429
Long-term debt	61,341	61,341
Other liabilities	39,548	46,268
Total liabilities	3,235,177	3,235,320

Shareholders’ equity:
Preferred stock, 300,000 shares authorized and unissued	-	-
Common stock, $5 par value, shares authorized 25,000,000; shares outstanding 2013 – 15,697,593; 2012 – 15,612,935	78,488	78,065
Capital surplus	163,128	160,670
Retained earnings	170,563	148,944
Accumulated other comprehensive income (loss), net of tax	(3,502)	12,665
Total shareholders’ equity	408,677	400,344

Total liabilities and shareholders’ equity	$3,643,854	$3,635,664

See notes to condensed consolidated financial statements.

Community Trust Bancorp, Inc.
Condensed Consolidated Statements of Income and Other Comprehensive Income (Loss)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
(in thousands except per share data)	2013	2012	2013	2012
Interest income:
Interest and fees on loans, including loans held for sale	$33,290	$34,298	$98,810	$103,628
Interest and dividends on securities
Taxable	3,196	3,148	9,220	9,001
Tax exempt	561	534	1,676	1,525
Interest and dividends on Federal Reserve Bank and Federal Home Loan Bank stock	345	345	1,035	1,054
Other, including interest on federal funds sold	63	125	273	423
Total interest income	37,455	38,450	111,014	115,631

Interest expense:
Interest on deposits	2,778	4,777	8,699	14,178
Interest on repurchase agreements and other short-term borrowings	232	294	729	953
Interest on advances from Federal Home Loan Bank	7	8	20	27
Interest on long-term debt	288	325	877	2,102
Total interest expense	3,305	5,404	10,325	17,260

Net interest income	34,150	33,046	100,689	98,371
Provision for loan losses	2,129	2,919	7,349	6,504
Net interest income after provision for loan losses	32,021	30,127	93,340	91,867

Noninterest income:
Service charges on deposit accounts	6,349	6,038	18,298	17,865
Gains on sales of loans, net	653	660	2,805	1,982
Trust income	2,005	1,734	6,028	5,169
Loan related fees	1,088	631	3,532	2,528
Bank owned life insurance	517	462	2,265	1,321
Securities gains (losses)	(23)	0	(31)	819
Other noninterest income	1,482	1,313	4,368	4,330
Total noninterest income	12,071	10,838	37,265	34,014

Noninterest expense:
Officer salaries and employee benefits	2,705	3,048	7,891	7,727
Other salaries and employee benefits	10,543	10,237	31,553	30,773
Occupancy, net	1,945	1,969	5,844	5,681
Equipment	920	957	2,886	2,870
Data processing	1,850	1,644	5,438	4,771
Bank franchise tax	1,124	1,130	3,370	3,413
Legal fees	585	522	1,747	1,619
Professional fees	491	411	1,305	1,056
FDIC insurance	624	643	1,863	1,913
Other real estate owned provision and expense	905	1,123	3,914	2,672
Other noninterest expense	3,899	4,129	12,066	13,216
Total noninterest expense	25,591	25,813	77,877	75,711

Income before income taxes	18,501	15,152	52,728	50,170
Income taxes	5,848	4,943	16,313	15,860
Net income	12,653	10,209	36,415	34,310
Other comprehensive income (loss):
Unrealized holding gains (losses) on securities available-for-sale:
Unrealized holding gains (losses) arising during the period	(981)	3,337	(24,904)	7,505
Less: Reclassification adjustments for realized (gains) losses included in net income	23	0	31	(819)
Tax (benefit) expense	(336)	1,168	(8,706)	2,340
Other comprehensive income (loss), net of tax	(622)	2,169	(16,167)	4,346
Comprehensive income	$12,031	$12,378	$20,248	$38,656

Basic earnings per share	$0.81	$0.66	$2.34	$2.22
Diluted earnings per share	$0.81	$0.66	$2.33	$2.21

Weighted average shares outstanding-basic	15,594	15,491	15,566	15,450
Weighted average shares outstanding-diluted	15,688	15,555	15,647	15,501

Dividends declared per share	$0.320	$0.315	$0.950	$0.935

See notes to condensed consolidated financial statements.

Community Trust Bancorp, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended
	September 30
(in thousands)	2013	2012
Cash flows from operating activities:
Net income	$36,415	$34,310
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,440	3,212
Deferred taxes	570	(2,340)
Stock-based compensation	498	443
Excess tax benefits of stock-based compensation	100	495
Provision for loan losses	7,349	6,504
Write-downs of other real estate owned and other repossessed assets	1,958	899
Gains on sale of mortgage loans held for sale	(2,805)	(1,982)
(Gains)/losses on sales of securities	31	(819)
Losses on sale of assets, net	160	101
Proceeds from sale of mortgage loans held for sale	122,764	89,015
Funding of mortgage loans held for sale	(98,240)	(87,268)
Amortization of securities premiums and discounts, net	3,221	4,143
Change in cash surrender value of bank owned life insurance	(1,119)	(1,063)
Mortgage servicing rights:
Fair value adjustments	(173)	511
New servicing assets created	(768)	(510)
Changes in:
Other assets	3,674	456
Other liabilities	1,316	11,088
Net cash provided by operating activities	78,391	57,195

Cash flows from investing activities:
Certificates of deposit in other banks:
Maturity of certificates of deposit	(4,472)	0
Purchase of certificates of deposit	240	3,117
Securities available-for-sale (AFS):
Purchase of AFS securities	(197,263)	(216,143)
Proceeds from prepayments and maturities of AFS securities	94,211	113,648
Proceeds from the sales of AFS securities	14,354	12,025
Change in loans, net	(76,276)	(9,118)
Purchase of premises and equipment	(933)	(3,823)
Proceeds from sale of premises and equipment	93	103
Additional investment in Federal Reserve Bank stock	(1)	(2)
Proceeds from sale of other real estate and other repossessed assets	6,408	7,915
Additional investment in other real estate and other repossessed assets	(173)	(527)
Additional investment in bank owned life insurance	(7,950)	0
Proceeds from bank owned life insurance	644	0
Net cash used in investing activities	(171,118)	(92,805)

Cash flows from financing activities:
Change in deposits, net	(29,564)	33,485
Change in repurchase agreements, federal funds purchased, and other short-term borrowings, net	6,254	(2,949)
Proceeds from Federal Home Loan Bank advances	30,000	0
Payments on advances from Federal Home Loan Bank	(113)	(20,137)
Issuance of common stock	2,376	4,099
Excess tax benefits of stock-based compensation	(100)	(495)
Dividends paid	(14,690)	(14,333)
Net cash used in financing activities	(5,837)	(330)
Net decrease in cash and cash equivalents	(98,564)	(35,940)
Cash and cash equivalents at beginning of period	207,560	238,481
Cash and cash equivalents at end of period	$108,996	$202,541

Supplemental disclosures:
Income taxes paid	$14,250	$11,325
Interest paid	9,426	14,303
Non-cash activities:
Loans to facilitate the sale of other real estate and other repossessed assets	2,231	2,897
Common stock dividends accrued, paid in subsequent quarter	4,992	4,882
Real estate acquired in settlement of loans	6,135	10,540

See notes to condensed consolidated financial statements.

Community Trust Bancorp, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1 - Summary of Significant Accounting Policies

In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments (which consist of normal recurring accruals) necessary, to present fairly the condensed consolidated financial position as of September 30, 2013, the results of operations for the three and nine months ended September 30, 2013 and 2012, and the cash flows for the nine months ended September 30, 2013 and 2012.  In accordance with accounting principles generally accepted in the United States of America for interim financial information, these statements do not include certain information and footnote disclosures required by accounting principles generally accepted in the United States of America for complete annual financial statements.  The results of operations for the three and nine months ended September 30, 2013 and 2012, and the cash flows for the nine months ended September 30, 2013 and 2012, are not necessarily indicative of the results to be expected for the full year.  The condensed consolidated balance sheet as of December 31, 2012 has been derived from the audited consolidated financial statements of Community Trust Bancorp, Inc. (“CTBI”) for that period.  For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2012, included in our annual report on Form 10-K.

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

Unrealized gains (losses) on AFS securities

Amounts reclassified from accumulated other comprehensive income (AOCI) and the affected line items in the statements of income during the three and nine month periods ended September 30, 2013 and 2012 were:

	Amounts Reclassified from AOCI
(in thousands)	Three Months Ended September 30		Nine Months Ended September 30
Affected line item in the statements of income	2013	2012	2013	2012
Securities gains (losses)	$(23)	$0	$(31)	$819
Tax (benefit) expense	(8)	0	(11)	287
Net reclassified amount	$(15)	$0	$(20)	$532

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

Note 2 – Stock-Based Compensation

CTBI’s compensation expense related to stock option grants was $2 thousand and $20 thousand for the three months ended September 30, 2013 and 2012, respectively, and $7 thousand and $59 thousand for the nine months ended September 30, 2013 and 2012, respectively.  Restricted stock expense for the three months ended September 30, 2013 and 2012 was $161 thousand and $159 thousand, respectively, including $31 thousand in dividends paid for each period.  Restricted stock expense for the first nine months of 2013 and 2012 was $491 thousand and $475 thousand, respectively, including $93 thousand and $91 thousand, respectively, in dividends paid for each period.  As of September 30, 2013, there was a total of $13 thousand of unrecognized compensation expense related to unvested stock option awards that will be recognized as expense as the awards vest over a weighted average period of 1.5 years and a total of $1.0 million of unrecognized compensation expense related to restricted stock grants that will be recognized as expense as the awards vest over a weighted average period of 1.3 years.

There were no shares of restricted stock granted during the three months ended September 30, 2013 and 2012, and 10,822 shares and 331 shares of restricted stock granted during the nine months ended September 30, 2013 and 2012.  The restrictions on the restricted stock granted in 2013 and 2012 will lapse over four years.  However, in the event of a change in control of CTBI or the death of the participant, the restrictions will lapse.  In the event of the disability of the participant, the restrictions will lapse on a pro rata basis.  The Compensation Committee of the Board of Directors will have discretion to review and revise restrictions applicable to a participant’s restricted stock in the event of the participant’s retirement.  There were no options granted to purchase shares of CTBI common stock during the three months ended September 30, 2013 and 2012.  There were 1,500 options granted to purchase shares of CTBI common stock during the nine months ended September 30, 2013.  There were no options granted to purchase shares of CTBI common stock during the nine months ended September 30, 2012.

The fair values of options granted during the nine months ended September 30, 2013, were established at the date of grant using a Black-Scholes option pricing model with the weighted average assumptions as follows:

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

The amortized cost and fair value of securities at September 30, 2013 are summarized as follows:

Available-for-Sale

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury and government agencies	$66,049	$284	$(3,817)	$62,516
State and political subdivisions	118,708	2,261	(2,604)	118,365
U.S. government sponsored agency mortgage-backed securities	429,547	5,676	(5,706)	429,517
Total debt securities	614,304	8,221	(12,127)	610,398
Marketable equity securities	55,000	0	(1,482)	53,518
Total available-for-sale securities	$669,304	$8,221	$(13,609)	$663,916

Held-to-Maturity

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury and government agencies	$480	$0	$(49)	$431
State and political subdivisions	1,182	1	0	1,183
Total held-to-maturity securities	$1,662	$1	$(49)	$1,614

The amortized cost and fair value of securities as of December 31, 2012 are summarized as follows:

Available-for-Sale

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury and government agencies	$60,625	$463	$(173)	$60,915
State and political subdivisions	107,987	5,369	(135)	113,221
U.S. government sponsored agency mortgage-backed securities	370,246	13,347	(12)	383,581
Total debt securities	538,858	19,179	(320)	557,717
Marketable equity securities	45,000	791	(165)	45,626
Total available-for-sale securities	$583,858	$19,970	$(485)	$603,343

Held-to-Maturity

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury and government agencies	$480	$0	$(4)	$476
State and political subdivisions	1,182	1	0	1,183
Total held-to-maturity securities	$1,662	$1	$(4)	$1,659

The amortized cost and fair value of securities at September 30, 2013 by contractual maturity are shown below.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale		Held-to-Maturity
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$4,305	$4,326	$0	$0
Due after one through five years	23,044	23,774	0	0
Due after five through ten years	120,948	117,093	1,182	1,183
Due after ten years	36,460	35,688	480	431
U.S. government sponsored agency mortgage-backed securities	429,547	429,517	0	0
Total debt securities	614,304	610,398	1,662	1,614
Marketable equity securities	55,000	53,518	0	0
Total securities	$669,304	$663,916	$1,662	$1,614

As of September 30, 2013, there was a combined loss of $31 thousand due to the partial call of two municipal securities, the sale of one agency security and the sale of three mortgage-backed securities.  A pre-tax gain of $284 thousand and a pre-tax loss of $315 thousand were realized as of September 30, 2013.  As of September 30, 2012, there was a combined gain of $819 thousand due to the sale of two agency securities.  A pre-tax gain of $885 thousand and a pre-tax loss of $66 thousand were realized as of September 30, 2012.

The amortized cost of securities pledged as collateral, to secure public deposits and for other purposes, was $258.5 million at September 30, 2013 and $262.4 million at December 31, 2012.

The amortized cost of securities sold under agreements to repurchase amounted to $246.7 million at September 30, 2013 and $237.3 million at December 31, 2012.

Certain investments in debt and marketable equity securities are reported in the financial statements at amounts less than their historical costs.  CTBI evaluates its investment portfolio on a quarterly basis for impairment.  The analysis performed as of September 30, 2013 indicates that all impairment is considered temporary, market driven, and not credit-related.  The percentage of total investments with unrealized losses as of September 30, 2013 was 61.1% compared to 14.8% as of December 31, 2012 as a result of changes in the market rates during the third quarter of 2013.  The following tables provide the amortized cost, gross unrealized losses, and fair market value, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position as of September 30, 2013 that are not deemed to be other-than-temporarily impaired.

Available-for-Sale

(in thousands)	Amortized Cost	Gross Unrealized Losses	Fair Value
Less Than 12 Months
U.S. Treasury and government agencies	$55,516	$(3,817)	$51,699
State and political subdivisions	60,407	(2,568)	57,839
U.S. government sponsored agency mortgage-backed securities	240,284	(5,698)	234,586
Total debt securities	356,207	(12,083)	344,124
Marketable equity securities	55,000	(1,482)	53,518
Total <12 months temporarily impaired AFS securities	411,207	(13,565)	397,642

12 Months or More
State and political subdivisions	1,407	(36)	1,371
U.S. government sponsored agency mortgage-backed securities	7,282	(8)	7,274
Total ≥12 months temporarily impaired AFS securities	8,689	(44)	8,645

Total
U.S. Treasury and government agencies	55,516	(3,817)	51,699
State and political subdivisions	61,814	(2,604)	59,210
U.S. government sponsored agency mortgage-backed securities	247,566	(5,706)	241,860
Total debt securities	364,896	(12,127)	352,769
Marketable equity securities	55,000	(1,482)	53,518
Total temporarily impaired AFS securities	$419,896	$(13,609)	$406,287

Held-to-Maturity

(in thousands)	Amortized Cost	Gross Unrealized Losses	Fair Value
Less Than 12 Months
U.S. Treasury and government agencies	$480	$(49)	$431
Total temporarily impaired HTM securities	$480	$(49)	$431

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

Available-for-Sale

(in thousands)	Amortized Cost	Gross Unrealized Losses	Fair Value
Less Than 12 Months
U.S. Treasury and government agencies	$47,576	$(173)	$47,403
State and political subdivisions	11,126	(135)	10,991
U.S. government sponsored agency mortgage-backed securities	10,563	(12)	10,551
Total debt securities	69,265	(320)	68,945
Marketable equity securities	20,000	(165)	19,835
Total temporarily impaired AFS securities	$89,265	$(485)	$88,780

Held-to-Maturity

(in thousands)	Amortized Cost	Gross Unrealized Losses	Fair Value
Less Than 12 Months
U.S. Treasury and government agencies	$480	$(4)	$476
Total temporarily impaired HTM securities	$480	$(4)	$476

Note 4 – Loans

Major classifications of loans, net of unearned income and deferred loan origination costs, are summarized as follows:

(in thousands)	September 30 2013	December 31 2012
Commercial construction	$107,940	$119,447
Commercial secured by real estate	877,935	807,213
Equipment lease financing	9,380	9,246
Commercial other	376,486	376,348
Real estate construction	53,545	55,041
Real estate mortgage	693,809	696,928
Home equity	82,498	82,292
Consumer direct	123,960	122,581
Consumer indirect	290,812	281,477
Total loans	$2,616,365	$2,550,573

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

Not included in the loan balances above were loans held for sale in the amount of $0.8 million at September 30, 2013 and $22.5 million at December 31, 2012.  The amount of capitalized fees and costs under ASC 310-20, included in the above loan totals were ($0.06) million and $0.4 million at September 30, 2013 and December 31, 2012, respectively.

Refer to note 1 to the condensed consolidated financial statements for further information regarding our nonaccrual policy.  Nonaccrual loans segregated by class of loans were as follows:

(in thousands)	September 30 2013	December 31 2012
Commercial:
Commercial construction	$4,558	$5,955
Commercial secured by real estate	6,471	5,572
Commercial other	2,482	1,655

Residential:
Real estate construction	481	315
Real estate mortgage	2,826	3,153
Home equity	313	141
Total nonaccrual loans	$17,131	$16,791

The following tables present CTBI’s loan portfolio aging analysis, segregated by class, as of September 30, 2013 and December 31, 2012:

	September 30, 2013
(in thousands)	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Current	Total Loans	90+ and Accruing*
Commercial:
Commercial construction	$226	$95	$6,310	$6,631	$101,309	$107,940	$1,768
Commercial secured by real estate	5,093	2,455	16,989	24,537	853,398	877,935	12,543
Equipment lease financing	0	0	0	0	9,380	9,380	0
Commercial other	5,602	592	6,636	12,830	363,656	376,486	4,174
Residential:
Real estate construction	354	409	657	1,420	52,125	53,545	175
Real estate mortgage	1,444	3,959	7,644	13,047	680,762	693,809	5,528
Home equity	976	222	690	1,888	80,610	82,498	383
Consumer:
Consumer direct	997	161	145	1,303	122,657	123,960	145
Consumer indirect	2,082	574	417	3,073	287,739	290,812	417
Total	$16,774	$8,467	$39,488	$64,729	$2,551,636	$2,616,365	$25,133

	December 31, 2012
(in thousands)	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Current	Total Loans	90+ and Accruing*
Commercial:
Commercial construction	$1,413	$312	$9,598	$11,323	$108,124	$119,447	$3,778
Commercial secured by real estate	9,733	1,633	10,456	21,822	785,391	807,213	5,943
Equipment lease financing	0	0	0	0	9,246	9,246	0
Commercial other	259	1,142	5,164	6,565	369,783	376,348	3,867
Residential:
Real estate construction	248	572	511	1,331	53,710	55,041	196
Real estate mortgage	2,765	4,029	7,138	13,932	682,996	696,928	4,511
Home equity	921	102	565	1,588	80,704	82,292	441
Consumer:
Consumer direct	1,360	336	98	1,794	120,787	122,581	98
Consumer indirect	2,772	907	381	4,060	277,417	281,477	381
Total	$19,471	$9,033	$33,911	$62,415	$2,488,158	$2,550,573	$19,215

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

The following tables present the credit risk profile of CTBI’s commercial loan portfolio based on rating category and payment activity, segregated by class of loans, as of September 30, 2013 and December 31, 2012:

(in thousands)	Commercial Construction	Commercial Secured by Real Estate	Equipment Leases	Commercial Other	Total
September 30, 2013
Pass	$82,682	$744,360	$9,380	$317,330	$1,153,752
Watch	13,832	82,256	0	35,504	131,592
OAEM	10	11,696	0	8,941	20,647
Substandard	6,859	34,313	0	12,340	53,512
Doubtful	4,557	5,310	0	2,371	12,238
Total	$107,940	$877,935	$9,380	$376,486	$1,371,741

December 31, 2012
Pass	$92,140	$665,764	$9,246	$328,646	$1,095,796
Watch	12,915	79,517	0	28,760	121,192
OAEM	1,054	16,532	0	2,816	20,402
Substandard	7,383	40,021	0	14,878	62,282
Doubtful	5,955	5,379	0	1,248	12,582
Total	$119,447	$807,213	$9,246	$376,348	$1,312,254

The following tables present the credit risk profile of the CTBI’s residential real estate and consumer loan portfolios based on performing or nonperforming status, segregated by class, as of September 30, 2013 and December 31, 2012:

(in thousands)	Real Estate Construction	Real Estate Mortgage	Home Equity	Consumer Direct	Consumer Indirect	Total
September 30, 2013
Performing	$52,889	$685,455	$81,802	$123,815	$290,395	$1,234,356
Nonperforming (1)	656	8,354	696	145	417	10,268
Total	$53,545	$693,809	$82,498	$123,960	$290,812	$1,244,624

December 31, 2012
Performing	$54,530	$689,264	$81,710	$122,483	$281,096	$1,229,083
Nonperforming (1)	511	7,664	582	98	381	9,236
Total	$55,041	$696,928	$82,292	$122,581	$281,477	$1,238,319

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

The following table presents impaired loans, the average investment in impaired loans, and interest income recognized on impaired loans for the periods ended September 30, 2013, December 31, 2012, and September 30, 2012:

	September 30, 2013
(in thousands)	Recorded Balance	Unpaid Contractual Principal Balance	Specific Allowance
Loans without a specific valuation allowance:
Commercial construction	$5,586	$6,163	$0
Commercial secured by real estate	31,054	31,929	0
Commercial other	15,179	18,212	0
Real estate mortgage	1,028	1,028	0

Loans with a specific valuation allowance:
Commercial construction	4,557	4,563	1,827
Commercial secured by real estate	5,423	5,733	1,295
Commercial other	465	590	158

Totals:
Commercial construction	10,143	10,726	1,827
Commercial secured by real estate	36,477	37,662	1,295
Commercial other	15,644	18,802	158
Real estate mortgage	1,028	1,028	0
Total	$63,292	$68,218	$3,280

	Three Months Ended		Nine Months Ended
	September 30, 2013		September 30, 2013
(in thousands)	Average Investment in Impaired Loans	*Interest Income Recognized	Average Investment in Impaired Loans	*Interest Income Recognized
Loans without a specific valuation allowance:
Commercial construction	$5,597	$77	$5,622	$204
Commercial secured by real estate	31,142	405	31,491	938
Commercial other	15,264	134	15,508	439
Real estate mortgage	1,027	8	903	32

Loans with a specific valuation allowance:
Commercial construction	4,572	0	5,101	0
Commercial secured by real estate	5,622	0	5,362	0
Commercial other	515	0	587	0

Totals:
Commercial construction	10,169	77	10,723	204
Commercial secured by real estate	36,764	405	36,853	938
Commercial other	15,779	134	16,095	439
Real estate mortgage	1,027	8	903	32
Total	$63,739	$624	$64,574	$1,613

	December 31, 2012
(in thousands)	Recorded Balance	Unpaid Contractual Principal Balance	Specific Allowance	Average Investment in Impaired Loans	*Interest Income Recognized
Loans without a specific valuation allowance:
Commercial construction	$3,692	$4,146	$0	$4,249	$97
Commercial secured by real estate	35,046	35,818	0	35,542	1,337
Commercial other	13,285	15,484	0	11,083	416
Real estate mortgage	695	695	0	481	30

Loans with a specific valuation allowance:
Commercial construction	5,703	6,933	1,820	6,585	0
Commercial secured by real estate	3,067	3,189	1,090	3,243	0
Commercial other	1,010	2,331	338	1,441	0

Totals:
Commercial construction	9,395	11,079	1,820	10,834	97
Commercial secured by real estate	38,113	39,007	1,090	38,785	1,337
Commercial other	14,295	17,815	338	12,524	416
Real estate mortgage	695	695	0	481	30
Total	$62,498	$68,596	$3,248	$62,624	$1,880

	September 30, 2012
(in thousands)	Recorded Balance	Unpaid Contractual Principal Balance	Specific Allowance
Loans without a specific valuation allowance:
Commercial construction	$3,032	$3,032	$0
Commercial secured by real estate	34,099	34,586	0
Commercial other	11,643	13,819	0
Real estate mortgage	666	667	0

Loans with a specific valuation allowance:
Commercial construction	7,070	8,298	2,321
Commercial secured by real estate	3,406	3,530	938
Commercial other	975	2,295	315

Totals:
Commercial construction	10,102	11,330	2,321
Commercial secured by real estate	37,505	38,116	938
Commercial other	12,618	16,114	315
Real estate mortgage	666	667	0
Total	$60,891	$66,227	$3,574

	Three Months Ended		Nine Months Ended
	September 30, 2012		September 30, 2012
(in thousands)	Average Investment in Impaired Loans	*Interest Income Recognized	Average Investment in Impaired Loans	*Interest Income Recognized
Loans without a specific valuation allowance:
Commercial construction	$3,034	$32	$4,072	$90
Commercial secured by real estate	34,229	291	35,566	976
Commercial other	11,756	108	10,348	167
Real estate mortgage	668	10	409	18

Loans with a specific valuation allowance:
Commercial construction	7,355	0	6,881	0
Commercial secured by real estate	3,436	0	3,293	0
Commercial other	977	0	1,582	0

Totals:
Commercial construction	10,389	32	10,953	90
Commercial secured by real estate	37,665	291	38,859	976
Commercial other	12,733	108	11,930	167
Real estate mortgage	668	10	409	18
Total	$61,455	$441	$62,151	$1,251

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

During 2013, certain loans were modified in troubled debt restructurings, where economic concessions were granted to borrowers consisting of reductions in the interest rates, payment extensions, forgiveness of principal, and forbearances.  Presented below, segregated by class of loans, are troubled debt restructurings that occurred during the three and nine months ended September 30, 2013 and 2012 and the year ended December 31, 2012:

	Three Months Ended September 30, 2013
(in thousands)	Number of Loans	Term Modification	Rate Modification	Combination	Post-Modification Outstanding Balance
Commercial:
Commercial secured by real estate	3	$905	$0	$0	$905
Commercial other	7	103	0	60	163
Total troubled debt restructurings	10	$1,008	$0	$60	$1,068

	Nine Months Ended September 30, 2013
(in thousands)	Number of Loans	Term Modification	Rate Modification	Combination	Post-Modification Outstanding Balance
Commercial:
Commercial construction	6	$2,603	$0	$0	$2,603
Commercial secured by real estate	23	2,172	0	0	2,172
Commercial other	29	6,468	0	152	6,620
Residential:
Real estate mortgage	1	373	0	0	373
Total troubled debt restructurings	59	$11,616	$0	$152	$11,768

	Three Months Ended September 30, 2012
(in thousands)	Number of Loans	Term Modification	Rate Modification	Combination	Post-Modification Outstanding Balance
Commercial:
Commercial secured by real estate	2	0	0	666	666
Commercial other	1	45	0	0	45
Residential:
Real estate mortgage	1	0	391	0	391
Total troubled debt restructurings	4	$45	$391	$666	$1,102

	Nine Months Ended September 30, 2012
(in thousands)	Number of Loans	Term Modification	Rate Modification	Combination	Post-Modification Outstanding Balance
Commercial:
Commercial construction	5	$557	$0	$0	$557
Commercial secured by real estate	8	3,196	0	882	4,078
Commercial other	12	1,111	0	0	1,111
Residential:
Real estate mortgage	1	0	391	0	391
Total troubled debt restructurings	26	$4,864	$391	$882	$6,137

	Year Ended December 31, 2012
(in thousands)	Number of Loans	Term Modification	Rate Modification	Combination	Post-Modification Outstanding Balance
Commercial:
Commercial construction	5	$557	$0	$0	$557
Commercial secured by real estate	11	3,624	0	882	4,506
Commercial other	22	3,217	0	11	3,228
Residential:
Real estate mortgage	1	0	391	0	391
Total troubled debt restructurings	39	$7,398	$391	$893	$8,682

No charge-offs have resulted from modifications for any of the presented periods.

Loans retain their accrual status at the time of their modification. As a result, if a loan is on nonaccrual at the time it is modified, it stays as nonaccrual, and if a loan is on accrual at the time of the modification, it generally stays on accrual.  Commercial and consumer loans modified in a troubled debt restructuring are closely monitored for delinquency as an early indicator of possible future default.  If loans modified in a troubled debt restructuring subsequently default, CTBI evaluates the loan for possible further impairment.  The allowance for loan losses may be increased, adjustments may be made in the allocation of the allowance, or partial charge-offs may be taken to further write-down the carrying value of the loan.  Presented below, segregated by class of loans, are loans that were modified as troubled debt restructurings within the past twelve months which have subsequently defaulted.  CTBI considers a loan in default when it is 90 days or more past due or transferred to nonaccrual.

(in thousands)	Three Months Ended September 30, 2013		Nine Months Ended September 30, 2013
	Number of Loans	Recorded Balance	Number of Loans	Recorded Balance
Commercial:
Commercial construction	0	$0	0	$0
Commercial secured by real estate	1	69	1	69
Commercial other	2	173	7	2,202
Total defaulted restructured loans	3	$242	8	$2,272

(in thousands)	Three Months Ended September 30, 2012		Nine Months Ended September 30, 2012
	Number of Loans	Recorded Balance	Number of Loans	Recorded Balance
Commercial:
Commercial construction	0	$0	0	$0
Commercial secured by real estate	1	344	1	344
Commercial other	2	66	5	71
Total defaulted restructured loans	3	$410	6	$415

Note 5 – Allowance for Loan and Lease Losses

The following tables present the balance in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method for the three and nine months ended September 30, 2013 and 2012 and the twelve months ended December 31, 2012:

	Three Months Ended September 30, 2013
(in thousands)	Commercial Construction	Commercial Secured by Real Estate	Equipment Lease Financing	Commercial Other	Real Estate Construction	Real Estate Mortgage	Home Equity	Consumer Direct	Consumer Indirect	Total
Allowance for loan losses
Beginning balance	$3,835	$14,162	$117	$4,793	$368	$4,950	$576	$1,134	$3,666	$33,601
Provision charged to expense	(101)	448	3	551	59	202	73	272	622	2,129
Losses charged off	0	477	0	464	49	216	62	336	915	2,519
Recoveries	151	13	0	102	4	11	1	105	415	802
Ending balance	$3,885	$14,146	$120	$4,982	$382	$4,947	$588	$1,175	$3,788	$34,013

Ending balance:
Individually evaluated for impairment	$1,827	$1,295	$0	$158	$0	$0	$0	$0	$0	$3,280
Collectively evaluated for impairment	$2,058	$12,851	$120	$4,824	$382	$4,947	$588	$1,175	$3,788	$30,733

Loans
Ending balance:
Individually evaluated for impairment	$10,143	$36,477	$0	$15,644	$0	$1,028	$0	$0	$0	$63,292
Collectively evaluated for impairment	$97,797	$841,458	$9,380	$360,842	$53,545	$692,781	$82,498	$123,960	$290,812	$2,553,073

	Nine Months Ended September 30, 2013
(in thousands)	Commercial Construction	Commercial Secured by Real Estate	Equipment Lease Financing	Commercial Other	Real Estate Construction	Real Estate Mortgage	Home Equity	Consumer Direct	Consumer Indirect	Total
Allowance for loan losses
Beginning balance	$4,033	$13,541	$126	$5,469	$376	$4,767	$563	$1,102	$3,268	$33,245
Provision charged to expense	806	2,064	(6)	937	89	648	250	611	1,950	7,349
Losses charged off	1,112	1,495	0	1,768	87	498	235	927	2,700	8,822
Recoveries	158	36	0	344	4	30	10	389	1,270	2,241
Ending balance	$3,885	$14,146	$120	$4,982	$382	$4,947	$588	$1,175	$3,788	$34,013

Ending balance:
Individually evaluated for impairment	$1,827	$1,295	$0	$158	$0	$0	$0	$0	$0	$3,280
Collectively evaluated for impairment	$2,058	$12,851	$120	$4,824	$382	$4,947	$588	$1,175	$3,788	$30,733

Loans
Ending balance:
Individually evaluated for impairment	$10,143	$36,477	$0	$15,644	$0	$1,028	$0	$0	$0	$63,292
Collectively evaluated for impairment	$97,797	$841,458	$9,380	$360,842	$53,545	$692,781	$82,498	$123,960	$290,812	$2,553,073

	Twelve Months Ended December 31, 2012
(in thousands)	Commercial Construction	Commercial Secured by Real Estate	Equipment Lease Financing	Commercial Other	Real Estate Construction	Real Estate Mortgage	Home Equity	Consumer Direct	Consumer Indirect	Total
Allowance for loan losses
Balance, beginning of year	$4,023	$11,753	$112	$5,608	$354	$4,302	$562	$917	$5,540	$33,171
Provision charged to expense	1,009	3,520	14	2,330	183	1,437	238	892	(173)	9,450
Losses charged off	1,034	2,035	0	3,233	189	1,123	248	1,245	3,483	12,590
Recoveries	35	303	0	764	28	151	11	538	1,384	3,214
Balance, end of year	$4,033	$13,541	$126	$5,469	$376	$4,767	$563	$1,102	$3,268	$33,245

Ending balance:
Individually evaluated for impairment	$1,820	$1,090	$0	$338	$0	$0	$0	$0	$0	$3,248
Collectively evaluated for impairment	$2,213	$12,451	$126	$5,131	$376	$4,767	$563	$1,102	$3,268	$29,997

Loans
Ending balance:
Individually evaluated for impairment	$9,395	$38,113	$0	$14,295	$0	$695	$0	$0	$0	$62,498
Collectively evaluated for impairment	$110,052	$769,100	$9,246	$362,053	$55,041	$696,233	$82,292	$122,581	$281,477	$2,488,075

	Three Months Ended September 30, 2012
(in thousands)	Commercial Construction	Commercial Secured by Real Estate	Equipment Lease Financing	Commercial Other	Real Estate Construction	Real Estate Mortgage	Home Equity	Consumer Direct	Consumer Indirect	Total
Allowance for loan losses
Beginning balance	$3,931	$13,262	$142	$5,487	$390	$4,472	$574	$857	$4,019	$33,134
Provision charged to expense	1,249	698	(5)	529	(8)	407	26	(19)	42	2,919
Losses charged off	787	658	0	766	18	411	41	173	810	3,664
Recoveries	67	87	0	184	3	17	0	122	320	800
Ending balance	$4,460	$13,389	$137	$5,434	$367	$4,485	$559	$787	$3,571	$33,189

Ending balance:
Individually evaluated for impairment	$2,321	$938	$0	$315	$0	$0	$0	$0	$0	$3,574
Collectively evaluated for impairment	$2,139	$12,451	$137	$5,119	$367	$4,485	$559	$787	$3,571	$29,615

Loans
Ending balance:
Individually evaluated for impairment	$10,102	$37,505	$0	$12,618	$0	$666	$0	$0	$0	$60,891
Collectively evaluated for impairment	$104,989	$783,420	$10,167	$366,690	$54,431	$663,663	$82,724	$126,005	$298,557	$2,490,646

	Nine Months Ended September 30, 2012
(in thousands)	Commercial Construction	Commercial Secured by Real Estate	Equipment Lease Financing	Commercial Other	Real Estate Construction	Real Estate Mortgage	Home Equity	Consumer Direct	Consumer Indirect	Total
Allowance for loan losses
Beginning balance	$4,023	$11,753	$112	$5,608	$354	$4,302	$562	$917	$5,540	$33,171
Provision charged to expense	1,500	3,148	25	1,454	189	892	119	(67)	(756)	6,504
Losses charged off	1,262	1,645	0	2,161	189	833	123	522	2,262	8,997
Recoveries	199	133	0	533	13	124	1	459	1,049	2,511
Ending balance	$4,460	$13,389	$137	$5,434	$367	$4,485	$559	$787	$3,571	$33,189

Ending balance:
Individually evaluated for impairment	$2,321	$938	$0	$315	$0	$0	$0	$0	$0	$3,574
Collectively evaluated for impairment	$2,139	$12,451	$137	$5,119	$367	$4,485	$559	$787	$3,571	$29,615

Loans
Ending balance:
Individually evaluated for impairment	$10,102	$37,505	$0	$12,618	$0	$666	$0	$0	$0	$60,891
Collectively evaluated for impairment	$104,989	$783,420	$10,167	$366,690	$54,431	$663,663	$82,724	$126,005	$298,557	$2,490,646

Note 6 – Other Real Estate Owned

Activity for other real estate owned was as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
(in thousands)	2013	2012	2013	2012
Beginning balance of other real estate owned	$43,632	$56,435	$47,537	$56,965
New assets acquired	1,525	3,045	6,180	10,540
Capitalized costs	0	359	6	527
Write-downs	(182)	(540)	(1,958)	(899)
Sale of assets	(1,897)	(3,196)	(8,687)	(11,030)
Ending balance of other real estate owned	$43,078	$56,103	$43,078	$56,103

Foreclosed properties at September 30, 2013 and 2012 were $42.5 million and $55.6 million, respectively.  Also included in other real estate owned are three properties totaling $0.6 million which were not acquired through foreclosure.  Carrying costs and fair value adjustments associated with foreclosed properties for the three months ended September 30, 2013 and 2012, respectively, were $0.9 million and $1.1 million.  Carrying costs and fair value adjustments associated with foreclosed properties for the nine months ended September 30, 2013 and 2012 were $3.9 million and $2.7 million.

Note 7 – Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 30		September 30
(in thousands except per share data)	2013	2012	2013	2012
Numerator:
Net income	$12,653	$10,209	$36,415	$34,310

Denominator:
Basic earnings per share:
Weighted average shares	15,594	15,491	15,566	15,450
Diluted earnings per share:
Effect of dilutive stock options	94	64	81	51
Adjusted weighted average shares	15,688	15,555	15,647	15,501

Earnings per share:
Basic earnings per share	$0.81	$0.66	$2.34	$2.22
Diluted earnings per share	0.81	0.66	2.33	2.21

There were no options to purchase common shares that were excluded from the diluted calculations above for the three months ended September 30, 2013.  Options to purchase 82,792 common shares at a weighted average price of $38.95 were excluded from the diluted calculations above for the nine months ended September 30, 2013, because the exercise prices on the options were greater than the average market price for the period.  In addition to in-the-money stock options, unvested restricted stock grants were also used in the calculation of diluted earnings per share based on the treasury method.  Options to purchase 89,746 common shares were excluded from the diluted calculations above for both the three and nine months ended September 30, 2012.

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

Recurring Measurements

The following tables present the fair value measurements of assets recognized in the accompanying balance sheets measured at fair value on a recurring basis as of September 30, 2013 and December 31, 2012 and indicates the level within the fair value hierarchy of the valuation techniques.

(in thousands)		Fair Value Measurements at September 30, 2013 Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets measured – recurring basis
Available-for-sale securities:
U.S. Treasury and government agencies	$62,516	$0	$62,516	$0
State and political subdivisions	118,365	0	118,365	0
U.S. government sponsored agency mortgage-backed securities	429,517	0	429,517	0
Marketable equity securities	53,518	53,518	0	0
Mortgage servicing rights	3,305	0	0	3,305

(in thousands)		Fair Value Measurements at December 31, 2012 Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets measured – recurring basis
Available-for-sale securities:
U.S. Treasury and government agencies	$60,915	$0	$60,915	$0
State and political subdivisions	113,221	0	113,221	0
U.S. government sponsored agency mortgage-backed securities	383,581	0	383,581	0
Marketable equity securities	45,626	45,626	0	0
Mortgage servicing rights	2,364	0	0	2,364

Following is a description of the valuation methodologies and inputs used for assets measured at fair value on a recurring basis and recognized in the accompanying balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy.  These valuation methodologies were applied to all of CTBI’s financial assets carried at fair value.  CTBI had no liabilities measured at fair value as of September 30, 2013 and December 31, 2012.  There have been no significant changes in the valuation techniques during the quarter ended September 30, 2013.  For assets classified within Level 3 of the fair value hierarchy, the process used to develop the reported fair value is described below.

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

In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy.  Fair value determinations for Level 3 measurements are estimated on a quarterly basis where assumptions used are reviewed to ensure the estimated fair value complies with accounting standards generally accepted in the United States.  As of September 30, 2013, CTBI does not own any securities classified as Level 3 inputs.

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

Transfers between Levels

There were no transfers between Levels 1, 2, and 3 as of September 30, 2013.

Level 3 Reconciliation

Following is a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the accompanying balance sheet using significant unobservable (Level 3) inputs for the three and nine months ended September 30, 2013 and 2012:

(in thousands)	Three Months Ended September 30, 2013		Nine Months Ended September 30, 2013
	Marketable Equity Securities	Mortgage Servicing Rights	Marketable Equity Securities	Mortgage Servicing Rights
Beginning balance	$0	$3,222	$0	$2,364
Total recognized gains (losses)
Included in net income	0	10	0	656
Issues	0	206	0	768
Settlements	0	(133)	0	(483)
Ending balance	$0	$3,305	$0	$3,305

Total gains (losses) for the period included in net income attributable to the change in unrealized gains or losses related to assets still held at the reporting date	$0	$10	$0	$656

(in thousands)	Three Months Ended September 30, 2012		Nine Months Ended September 30, 2012
	Marketable Equity Securities	Mortgage Servicing Rights	Marketable Equity Securities	Mortgage Servicing Rights
Beginning balance	$211	$2,503	$211	$2,282
Total recognized gains (losses)
Included in net income	0	(257)	0	(85)
Issues	0	170	0	510
Settlements	0	(135)	0	(426)
Ending balance	$211	$2,281	$211	$2,281

Total gains (losses) for the period included in net income attributable to the change in unrealized gains or losses related to assets still held at the reporting date	$0	$(257)	$0	$(85)

Realized and unrealized gains and losses for items reflected in the tables above are included in net income in the consolidated statements of income as follows:

(in thousands)	Three Months Ended September 30, 2013		Nine Months Ended September 30, 2013
	Noninterest Income	Noninterest Expense	Noninterest Income	Noninterest Expense
Total gains	$(146)	$0	$142	$0

(in thousands)	Three Months Ended September 30, 2012		Nine Months Ended September 30, 2012
	Noninterest Income	Noninterest Expense	Noninterest Income	Noninterest Expense
Total gains	$(392)	$0	$308	$0

Nonrecurring Measurements

The following table presents the fair value measurements of assets recognized in the accompanying balance sheets measured at fair value on a nonrecurring basis as of September 30, 2013 and December 31, 2012 and indicates the level within the fair value hierarchy of the valuation techniques.

(in thousands)		Fair Value Measurements at September 30, 2013 Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets measured – nonrecurring basis
Impaired loans (collateral dependent)	$4,985	$0	$0	$4,985
Other real estate/assets owned	10,375	0	0	10,375

(in thousands)		Fair Value Measurements at December 31, 2012 Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets measured – nonrecurring basis
Impaired loans (collateral dependent)	$5,465	$0	$0	$5,465
Other real estate/assets owned	13,892	0	0	13,892

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

Loans considered impaired under ASC 310-35, Impairment of a Loan, are loans for which, based on current information and events, it is probable that the creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement.  Impaired loans are subject to nonrecurring fair value adjustments to reflect subsequent (1) partial write-downs that are based on the observable market price or current appraised value of the collateral or (2) the full charge-off of the loan carrying value.  Quarter-to-date fair value adjustments on impaired loans were a negative $0.5 million for the quarter ended September 30, 2013 and $0.5 million for both the quarters ended December 31, 2012 and September 30, 2012, respectively.  Year-to-date adjustments were $1.6 million for the nine months ended September 30, 2013, $1.2 million for the year ended December 31, 2012, and $0.7 million for the nine months ended September 30, 2012.

Other Real Estate Owned

In accordance with the provisions of ASC 360, Property, Plant, and Equipment, other real estate owned (OREO) is carried at the lower of fair value at acquisition date or current estimated fair value, less estimated cost to sell.  Estimated fair value of OREO is based on appraisals or evaluations.  OREO is classified within Level 3 of the fair value hierarchy.  Long-lived assets are subject to nonrecurring fair value adjustments to reflect subsequent partial write-downs that are based on the observable market price or current appraised value of the collateral.  Quarter-to-date fair value adjustments on other real estate/assets owned were $0.2 million, $1.8 million, and $0.6 million for the quarters ended September 30, 2013, December 31, 2012, and September 30, 2012, respectively.  Year-to-date adjustments were $2.0 million for the nine months ended September 30, 2013, $2.7 million for the year ended December 31, 2012, and $0.9 million for the nine months ended September 30, 2012.

Appraisals of OREO are obtained when the real estate is acquired and subsequently as deemed necessary by the Chief Credit Officer.  Appraisers are selected from the list of approved appraisers maintained by management.

Unobservable (Level 3) Inputs

The following tables present quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements at September 30, 2013 and December 31, 2012.

(in thousands)	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at September 30, 2013	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Mortgage servicing rights	$3,305	Discount cash flows, computer pricing model	Constant prepayment rate	5.2% - 24.5%	(10.9%)
			Probability of default	0.0% - 13.92%	(2.98%)
			Discount rate	Not applicable (10.0%)

Impaired loans (collateral-dependent)	$4,985	Market comparable properties	Marketability discount	5.0% - 10.0%	(7.0%)

Other real estate/assets owned	$10,375	Market comparable properties	Comparability adjustments (%)	5.0% - 57.0%	(10.0%)

(in thousands)	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at December 31, 2012	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Mortgage servicing rights	$2,364	Discount cash flows, computer pricing model	Constant prepayment rate	8.5% - 25.0%	(16.3%)
			Probability of default	1.02% - 4.81%	(2.65%)
			Discount rate	Not applicable (10.5%)

Impaired loans (collateral-dependent)	$5,465	Market comparable properties	Marketability discount	5.0% - 10.0%	(7.0%)

Other real estate/assets owned	$13,892	Market comparable properties	Comparability adjustments (%)	5.0% - 35.0%	(13.0%)

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

Fair Value of Financial Instruments

The following table presents estimated fair value of CTBI’s financial instruments as of September 30, 2013 and indicates the level within the fair value hierarchy of the valuation techniques.

(in thousands)		Fair Value Measurements at September 30, 2013 Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$108,996	$108,996	$0	$0
Certificates of deposit in other banks	9,568	0	9,597	0
Securities available-for-sale	663,916	53,518	610,398	0
Securities held-to-maturity	1,662	0	1,614	0
Loans held for sale	768	785	0	0
Loans, net	2,582,352	0	0	2,587,190
Federal Home Loan Bank stock	25,673	0	25,673	0
Federal Reserve Bank stock	4,886	0	4,886	0
Accrued interest receivable	13,542	0	13,542	0
Mortgage servicing rights	3,305	0	0	3,305

Financial liabilities:
Deposits	$2,874,284	$616,796	$2,254,382	$0
Repurchase agreements	214,755	0	0	214,727
Federal funds purchased	13,933	0	13,933	0
Advances from Federal Home Loan Bank	31,316	0	31,295	0
Long-term debt	61,341	0	0	34,230
Accrued interest payable	2,208	0	2,208	0

Unrecognized financial instruments:
Letters of credit	$0	$0	$0	$0
Commitments to extend credit	0	0	0	0
Forward sale commitments	0	0	0	0

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

Note 9 – Commitments and Contingencies

On October 11, 2013, CTBI filed an 8-K to disclose that the Federal Reserve has made requests for information and is currently investigating Community Trust Bank’s (“CTB”) overdraft fee assessment methodology.  On October 7, 2013, representatives of the Federal Reserve informed CTB that Federal Reserve staff is recommending that the Federal Reserve Division of Consumer and Community Affairs cite CTB for a violation based on an unfair and deceptive practice.  CTBI continues to believe that CTB’s practices are neither unfair nor deceptive and are consistent with methodologies prevalent in the banking industry.  If the Federal Reserve takes such action, it would likely result in material adverse consequences to CTBI and its affiliates.  Such adverse consequences may be material to the financial position of CTBI or its results of operations.  CTBI expects to recognize an accrual against earnings with respect to this matter, but cannot reasonably estimate the amount of such accrual until additional information is received from the Federal Reserve.

Item 2.  Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Overview

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand Community Trust Bancorp, Inc., our operations, and our present business environment.  The MD&A is provided as a supplement to—and should be read in conjunction with—our condensed consolidated financial statements and the accompanying notes contained in this quarterly report.  The MD&A includes the following sections:

❖	Our Business

❖	Results of Operations and Financial Condition

❖	Dividends

❖	Liquidity and Market Risk

❖	Interest Rate Risk

❖	Capital Resources

❖	Impact of Inflation, Changing Prices, and Economic Conditions

❖	Stock Repurchase Program

❖	Critical Accounting Policies and Estimates

Our Business

Community Trust Bancorp, Inc. (“CTBI”) is a bank holding company headquartered in Pikeville, Kentucky.  Currently, we own one commercial bank and one trust company.  Through our subsidiaries, we have eighty-one banking locations in eastern, northeastern, central, and south central Kentucky, southern West Virginia, and northeastern Tennessee, four trust offices across Kentucky, and one trust office in northeastern Tennessee.  At September 30, 2013, we had total consolidated assets of $3.6 billion and total consolidated deposits, including repurchase agreements, of $3.1 billion, making us the largest bank holding company headquartered in the Commonwealth of Kentucky.  Total shareholders’ equity at September 30, 2013 was $408.7 million.

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

Results of Operations and Financial Condition

For the quarter ended September 30, 2013, we reported earnings of $12.7 million, or $0.81 per basic share, compared to $10.2 million, or $0.66 per basic share, earned during the third quarter 2012 and $11.9 million, or $0.77 per basic share, earned during the second quarter 2013.  Earnings for the nine months ended September 30, 2013 were $36.4 million, or $2.34 per basic share, a 6.1% increase from the $34.3 million, or $2.22 per basic share earned during the first nine months of 2012.

3rd Quarter 2013 Highlights

❖
CTBI’s basic earnings per share for the quarter increased $0.15 per share from the third quarter 2012 and $0.04 per share from the second quarter 2013.  Year-to-date basic earnings per share increased $0.12 per share from prior year.

❖
Net interest income for the quarter increased 3.3% from prior year third quarter and 2.4% from prior quarter as our net interest margin increased 11 basis points and 8 basis points, respectively, for those time periods.  Average earning assets remained relatively stable from third quarter 2012 but decreased 0.6% from prior quarter.  Net interest income for the nine months ended September 30, 2013 increased 2.4% from prior year.

❖
Nonperforming loans at $42.3 million increased $6.3 million from December 31, 2012 and $0.7 million from June 30, 2013.  Nonperforming assets at $84.7 million increased $1.7 million from December 31, 2012 and $0.1 million from June 30, 2013.

❖
Net loan charge-offs for the quarter ended September 30, 2013 were $1.7 million, or 0.26% of average loans annualized, compared to $2.9 million, or 0.45%, experienced for the third quarter 2012 and $3.5 million, or 0.54%, for the second quarter 2013.  Year-to-date net charge-offs were $6.6 million, or 0.34%, compared to $6.5 million, or 0.34%, for the nine months ended September 30, 2012.

❖
Our loan loss provision for the quarter decreased $0.8 million from prior year third quarter and $1.5 million from prior quarter.  Year-to-date provision expense of $7.3 million is $0.8 million higher than 2012.

❖
Our loan loss reserve as a percentage of total loans outstanding remained at 1.30% from December 31, 2012 to September 30, 2013.  Our reserve coverage (allowance for loan loss reserve to nonperforming loans) at September 30, 2013 was 80.5% compared to 92.3% at December 31, 2012 and 80.8% at June 30, 2013.

❖
Noninterest income increased 11.4% for the quarter ended September 30, 2013 compared to the same period in 2012 but decreased 9.1% from prior quarter.  Noninterest income for the nine months ended September 30, 2013 increased 9.6%.  The increase year over year in noninterest income included increases in gains on sales of loans, deposit service charges, trust revenue, loan related fees, and bank owned life insurance income, offset slightly by a decrease in securities gains; although, each of these areas saw declines quarter over quarter except deposit service charges.

❖
Noninterest expense for the quarter ended September 30, 2013 decreased 0.9% from prior year third quarter and 1.5% from prior quarter.  Noninterest expense for the nine months ended September 30, 2013 increased 2.9% from prior year.  The year over year increase from prior year resulted primarily from increases in personnel expense, data processing expense, and other real estate owned expense.  The quarter over quarter decrease is primarily due to decreased other real estate owned expense.

❖	Our loan portfolio increased $65.8 million from December 31, 2012 and $31.6 million during the quarter.

❖	Our investment portfolio increased $60.6 million from December 31, 2012 but declined $23.4 million during the quarter.

❖	Deposits, including repurchase agreements, declined $24.9 million from December 31, 2012 and $37.9 million during the quarter.

❖	Other interest bearing liabilities increased $30 million at the end of the quarter due to an FHLB advance which matured and was paid on October 2, 2013.

❖	Our tangible common equity/tangible assets ratio remains strong at 9.57%.

Income Statement Review

(dollars in thousands)			Change 2013 vs. 2012
Nine Months Ended September 30	2013	2012	Amount	Percent
Net interest income	$100,689	$98,371	$2,318	2.4%
Provision for loan losses	7,349	6,504	845	13.0
Noninterest income	37,265	34,014	3,251	9.6
Noninterest expense	77,877	75,711	2,166	2.9
Income taxes	16,313	15,860	453	2.9
Net income	$36,415	$34,310	$2,105	6.1%

Average earning assets	$3,386,571	$3,348,807	$37,764	1.1%

Yield on average earnings assets	4.44%	4.67%	(0.23)%	(5.0)%
Cost of interest bearing funds	0.53%	0.88%	(0.35)%	(39.6)%

Net interest margin	4.03%	3.98%	0.05%	1.2%

Net Interest Income

Net interest income for the quarter increased $1.1 million from prior year third quarter and $0.8 million from prior quarter as our net interest margin increased 11 basis points and 8 basis points, respectively.  Average earning assets remained relatively stable from third quarter 2012 but decreased 0.6% from prior quarter.  The yield on average earning assets decreased 13 basis points but increased 6 basis points for these respective time periods.  Loans represented 77.0% of our average earning assets for the quarter ended September 30, 2013 compared to 75.4% for the quarter ended September 30, 2012 and 75.6% for the quarter ended June 30, 2013.  The cost of interest bearing funds decreased 31 basis points from prior year third quarter and 2 basis points from prior quarter.  Net interest income for the nine months ended September 30, 2013 increased $2.3 million from prior year with average earning assets increasing 1.1% and our net interest margin increasing 5 basis points.

Provision for Loan Losses

The provision for loan losses that was added to the allowance for the third quarter 2013 was $2.1 million compared to $2.9 million in the third quarter 2012 and $3.7 million for the quarter ended June 30, 2013.  Year-to-date allocations to the reserve were $7.3 million at September 30, 2013 compared to $6.5 million at September 30, 2012.  This provision represented a charge against current earnings in order to maintain the allowance at an appropriate level determined using the accounting estimates described in the Critical Accounting Policies and Estimates section.

Noninterest Income

Noninterest income increased 11.4% for the quarter ended September 30, 2013 compared to the same period in 2012 but decreased 9.1% from prior quarter.  Noninterest income for the nine months ended September 30, 2013 increased 9.6%.  The increase year over year in noninterest income included increases in gains on sales of loans, deposit service charges, trust revenue, loan related fees, and bank owned life insurance income, offset slightly by a decrease in securities gains; although, each of these areas saw declines quarter over quarter except deposit service charges.  Loan related fees were impacted by a $0.3 million positive variance year over year in fair value adjustments to our mortgage servicing rights.

Noninterest Expense

Noninterest expense for the third quarter 2013 decreased 0.9% from prior year third quarter and 1.5% from prior quarter.  Noninterest expense for the nine months ended September 30, 2013 increased 2.9% from prior year.  The year over year increase from prior year resulted primarily from a $0.9 million increase in personnel expense, a $0.7 million increase in data processing expense, and a $1.2 million increase in other real estate owned expense.  The quarter over quarter decrease is primarily due to a $0.3 million decrease in other real estate owned expense.

Balance Sheet Review

CTBI’s total assets at $3.6 billion increased $8.2 million, or an annualized 0.3%, from December 31, 2012 and $5.6 million, or an annualized 0.6%, during the quarter.  Loans outstanding at September 30, 2013 were $2.6 billion, increasing $65.8 million, or an annualized 3.4%, from December 31, 2012 and $31.6 million, or an annualized 4.8%, during the quarter.  We experienced loan growth during the quarter of $22.7 million in the commercial loan portfolio, $4.8 million in the residential loan portfolio, and $4.1 million in the consumer loan portfolio.  CTBI’s investment portfolio increased $60.6 million, or an annualized 13.4%, from December 31, 2012 but decreased $23.4 million, or an annualized 13.5%, during the quarter.  Deposits, including repurchase agreements, at $3.1 billion decreased $24.9 million, or an annualized 1.1%, from December 31, 2012 and $37.9 million, or an annualized 4.8%, from prior quarter.  Deposits in other banks declined $95.5 million from December 31, 2012 and $22.8 million during the quarter as a result of loan growth and a decline in deposits.  Other interest bearing liabilities increased $30 million at the end of the quarter due to an FHLB advance which matured and was paid on October 2, 2013.

Shareholders’ equity was $408.7 million at September 30, 2013 compared to $400.3 million at December 31, 2012 and $400.3 million at June 30, 2013.  CTBI’s annualized dividend yield to shareholders as of September 30, 2013 was 3.15%.

Loans

(in thousands)	September 30, 2013
Loan Category	Balance	Variance from Prior Year-End	Net Charge-Offs	Nonperforming	ALLL
Commercial:
Construction	$107,940	(9.6)%	$954	$6,326	$3,885
Secured by real estate	877,935	8.8	1,459	19,014	14,146
Equipment lease financing	9,380	1.4	0	0	120
Commercial other	376,486	0.0	1,424	6,656	4,982
Total commercial	1,371,741	4.5	3,837	31,996	23,133

Residential:
Real estate construction	53,545	(2.7)	83	656	382
Real estate mortgage	693,809	(0.4)	468	8,354	4,947
Home equity	82,498	0.3	225	696	588
Total residential	829,852	(0.5)	776	9,706	5,917

Consumer:
Consumer direct	123,960	1.1	538	145	1,175
Consumer indirect	290,812	3.3	1,430	417	3,788
Total consumer	414,772	2.7	1,968	562	4,963

Total loans	$2,616,365	2.6%	$6,581	$42,264	$34,013

Asset Quality

CTBI’s total nonperforming loans were $42.3 million at September 30, 2013, a 17.4% increase from the $36.0 million at December 31, 2012 and a 1.7% increase from the $41.6 million at June 30, 2013.  The increase for the quarter included a $2.6 million increase in the 90+ days past due category partially offset by a $1.9 million decrease in nonaccrual loans.  The increase from December 31, 2012 is primarily the result of two income producing commercial real estate loans with one borrower migrating from the 30-89 days past due category to the 90+ days past due category.  These loans had been previously classified as impaired with no measured impairment.  Management classifies loans in the 90+ past due category when, in our opinion, the loans are well secured and in the process of collection.  Loans 30-89 days past due at $23.3 million is a decrease of $3.8 million from December 31, 2012 but an increase of $6.8 million from June 30, 2013.  Our loan portfolio management processes focus on the immediate identification, management, and resolution of problem loans to maximize recovery and minimize loss.   Our loan risk management processes include weekly delinquent loan review meetings at the market levels and monthly delinquent loan review meetings involving senior corporate management to review all nonaccrual loans and loans 30 days or more past due.  Any activity regarding a criticized/classified loan (i.e. problem loan) must be approved by CTB’s Watch List Asset Committee (i.e. Problem Loan Committee).  CTB’s Watch List Asset Committee also meets on a quarterly basis and reviews every criticized/classified loan of $100,000 or greater.  We also have a Loan Review Department that reviews every market within CTB annually and performs extensive testing of the loan portfolio to assure the accuracy of loan grades and classifications for delinquency, troubled debt restructuring, impaired status, impairment, nonaccrual status, and adequate loan loss reserves.

Impaired loans, loans not expected to meet contractual principal and interest payments other than insignificant delays, at September 30, 2013 totaled $63.3 million, compared to $62.5 million at December 31, 2012 and $63.4 million at June 30, 2013.  Included in certain loan categories of impaired loans are troubled debt restructurings that were classified as impaired.  At September 30, 2013, CTBI had $19.5 million in commercial loans secured by real estate, $8.2 million in commercial real estate construction loans, $10.1 million in commercial other loans, and $1.0 million in consumer loans that were modified in troubled debt restructurings and impaired.  Management evaluates all impaired loans for impairment and records a direct charge-off or provides specific reserves when necessary.

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

Net loan charge-offs for the quarter ended September 30, 2013 were $1.7 million, or 0.26% of average loans annualized, compared to $2.9 million, or 0.45%, experienced for the third quarter 2012 and $3.5 million, or 0.54%, for the second quarter 2013.  Of the total net charge-offs for the quarter, $0.7 million were in commercial loans, $0.5 million were in indirect auto loans, and $0.3 million were in residential real estate mortgage loans.  Year-to-date net charge-offs were $6.6 million, or 0.34%, compared to $6.5 million, or 0.34%, for the nine months ended September 30, 2012.  Allocations to loan loss reserves were $2.1 million for the quarter ended September 30, 2013 compared to $2.9 million for the quarter ended September 30, 2012 and $3.7 million for the quarter ended June 30, 2013.  Our loan loss reserve as a percentage of total loans outstanding has remained at 1.30% from September 30, 2012 to September 30, 2013.

Our level of foreclosed properties at $42.5 million at September 30, 2013 was a decrease from $47.0 million at December 31, 2012 and $43.1 million at June 30, 2013.  Sales of foreclosed properties for the nine months ended September 30, 2013 totaled $8.7 million while new foreclosed properties totaled $6.2 million.  At September 30, 2013, the book value of properties under contracts to sell was $4.3 million; however, the closings had not occurred at quarter-end.

When foreclosed properties are acquired, appraisals are obtained and the properties are booked at the current market value less expected sales costs.  Additionally, periodic updated appraisals are obtained on unsold foreclosed properties.  When an updated appraisal reflects a market value below the current book value, a charge is booked to current earnings to reduce the property to its new market value less expected sales costs.   Charges to earnings in the third quarter 2013 to reflect the decrease in current market values of foreclosed properties totaled $0.2 million.  There were 9 properties reappraised during the third quarter 2013.  Of these, 7 were written down by a total of $0.2 million.  Charges during the quarters ended September 30, 2012 and June 30, 2013 were $0.5 million and $0.6 million, respectively.  Our policy for determining the frequency of periodic reviews is based upon consideration of the specific properties and the known or perceived market fluctuations in a particular market and is typically between 12 and 18 months but generally not more than 24 months.  Approximately forty-two percent of our OREO properties have been reappraised within the past 12 months.  Our nonperforming loans and foreclosed properties remain primarily concentrated in our Central Kentucky Region.  Management anticipates that our foreclosed properties will remain elevated as we work through current market conditions.

The major classifications of foreclosed properties are shown in the following table:

(in thousands)	September 30, 2013	December 31, 2012
1-4 family	$9,465	$12,381
Agricultural/farmland	792	653
Construction/land development/other	22,236	23,823
Multifamily	2,044	1,281
Non-farm/non-residential	7,944	8,848
Total foreclosed properties	$42,481	$46,986

The appraisal aging analysis of foreclosed properties, as well as the holding period, at September 30, 2013 is shown below:

(in thousands)
Appraisal Aging Analysis		Holding Period Analysis
Days Since Last Appraisal	Current Book Value	Holding Period	Current Book Value
Up to 90 days	$842	Less than one year	$5,602
91 to 180 days	4,724	1 to 2 years	7,539
181 to 270 days	4,942	2 to 3 years	13,661
271 to 365 days	7,300	3 to 4 years	3,653
Over one year	24,673	Over 4 years	12,026
Total	$42,481	Total	$42,481

Dividends

The following schedule shows the quarterly cash dividends paid for the past six quarters:

Pay Date	Record Date	Amount Per Share
October 1, 2013	September 15, 2013	$0.320
July 1, 2013	June 15, 2013	$0.315
April 1, 2013	March 15, 2013	$0.315
January 1, 2013	December 15, 2012	$0.315
October 1, 2012	September 15, 2012	$0.315
July 1, 2012	June 15, 2012	$0.310

On October 29, 2013, the Board of Directors of CTBI declared the payment of a quarterly cash dividend of $0.32 per share to be paid on January 1, 2014, to shareholders of record on December 15, 2013.

Liquidity and Market Risk

The objective of CTBI’s Asset/Liability management function is to maintain consistent growth in net interest income within our policy limits. This objective is accomplished through management of our consolidated balance sheet composition, liquidity, and interest rate risk exposures arising from changing economic conditions, interest rates, and customer preferences. The goal of liquidity management is to provide adequate funds to meet changes in loan and lease demand or deposit withdrawals. This is accomplished by maintaining liquid assets in the form of cash and cash equivalents and investment securities, sufficient unused borrowing capacity, and growth in core deposits. As of September 30, 2013, we had approximately $109.0 million in cash and cash equivalents and approximately $663.9 million in securities valued at estimated fair value designated as available-for-sale and available to meet liquidity needs on a continuing basis compared to $207.6 million and $603.3 million at December 31, 2012.  Additional asset-driven liquidity is provided by the remainder of the securities portfolio and the repayment of loans.  In addition to core deposit funding, we also have a variety of other short-term and long-term funding sources available.  We also rely on Federal Home Loan Bank advances for both liquidity and management of our asset/liability position.  Federal Home Loan Bank advances were $31.3 million at September 30, 2013 and $1.4 million at December 31, 2012.  The increase in Federal Home Loan Bank advances at the end of the quarter was due to a short-term advance which matured and was paid on October 2, 2013.  As of September 30, 2013, we had a $310.2 million available borrowing position with the Federal Home Loan Bank compared to $320.9 million at December 31, 2012.  We generally rely upon net inflows of cash from financing activities, supplemented by net inflows of cash from operating activities, to provide cash for our investing activities.  As is typical of many financial institutions, significant financing activities include deposit gathering, use of short-term borrowing facilities such as repurchase agreements and federal funds purchased, and issuance of long-term debt.  At September 30, 2013 and December 31, 2012, we had $44 million in lines of credit with various correspondent banks available to meet any future cash needs.  Our primary investing activities include purchases of securities and loan originations.  We do not rely on any one source of liquidity and manage availability in response to changing consolidated balance sheet needs.  At September 30, 2013, federal funds sold were $7.1 million compared to $6.7 million at December 31, 2012, and deposits with the Federal Reserve were $23.4 million compared to $123.9 million at December 31, 2012.  Additionally, we project cash flows from our investment portfolio to generate additional liquidity over the next 90 days.

The investment portfolio consists of investment grade short-term issues suitable for bank investments.  The majority of the investment portfolio is in U.S. government and government sponsored agency issuances.  The average life of the portfolio is 4.98 years. At the end of September 30, 2013, available-for-sale (“AFS”) securities comprised approximately 99.8% of the total investment portfolio, and the AFS portfolio was approximately 162% of equity capital.  Seventy-seven percent of the pledge eligible portfolio was pledged.

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

Capital Resources

Shareholders’ equity was $408.7 million at September 30, 2013 and $400.3 million at December 31, 2012 and June 30, 2013.  CTBI’s annualized dividend yield to shareholders as of September 30, 2013 was 3.15%.  Our primary source of capital growth is the retention of earnings.  Cash dividends were $0.95 per share for the nine months ended September 30, 2013 and $0.935 per share for the nine months ended September 30, 2012.  We retained 59.4% of our earnings for the first nine months of 2013 compared to 57.9% for the first nine months of 2012.

Regulatory guidelines require bank holding companies, commercial banks, and savings banks to maintain certain minimum capital ratios and define companies as “well-capitalized” that sufficiently exceed the minimum ratios.  The banking regulators may alter minimum capital requirements as a result of revising their internal policies and their ratings of individual institutions.  To be “well-capitalized” banks and bank holding companies must maintain a Tier 1 leverage ratio of no less than 5.0%, a Tier 1 risk based ratio of no less than 6.0%, and a total risk based ratio of no less than 10.0%.  Our ratios as of September 30, 2013 were 11.29%, 15.71%, and 16.96%, respectively, all exceeding the threshold for meeting the definition of “well-capitalized.”

On October 11, 2013, CTBI filed an 8-K to disclose that the Federal Reserve has made requests for information and is currently investigating Community Trust Bank’s (“CTB”) overdraft fee assessment methodology.  On October 7, 2013, representatives of the Federal Reserve informed CTB that Federal Reserve staff is recommending that the Federal Reserve Division of Consumer and Community Affairs cite CTB for a violation based on an unfair and deceptive practice.  CTBI continues to believe that CTB’s practices are neither unfair nor deceptive and are consistent with methodologies prevalent in the banking industry.  If the Federal Reserve takes such action, it would likely result in material adverse consequences to CTBI and its affiliates.  Such adverse consequences may be material to the financial position of CTBI or its results of operations.  CTBI expects to recognize an accrual against earnings with respect to this matter, but cannot reasonably estimate the amount of such accrual until additional information is received from the Federal Reserve.

As of September 30, 2013, we are not aware of any other current recommendations by banking regulatory authorities which, if they were to be implemented, would have, or are reasonably likely to have, a material adverse impact on our liquidity, capital resources, or operations, except as provided for in the Dodd-Frank Act, which is discussed in the Supervision and Regulation section of Item 1. Business in our annual report on Form 10-K for the year ended December 31, 2012, and Basel III.  On July 2, 2013, the Federal Reserve approved final rules that substantially amend the regulatory risk-based capital rules applicable to CTBI and CTB.  The FDIC has subsequently approved these rules.  The final rules were adopted following the issuance of proposed rules by the Federal Reserve in June 2012, and implement the “Basel III” regulatory capital reforms and changes required by the Dodd-Frank Act.  “Basel III” refers to two consultative documents released by the Basel Committee on Banking Supervision in December 2009, the rules text released in December 2010, and loss absorbency rules issued in January 2011, which include significant changes to bank capital, leverage and liquidity requirements.

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

The national and global economic downturn has resulted in unprecedented levels of financial market volatility and has in general adversely impacted the market value of financial institutions, limited access to capital, and had an adverse effect on the financial condition and results of operations of banking companies in general, including CTBI.  From early 2008 to the middle of 2010, CTBI experienced significant challenges, credit quality deteriorated, and net income and results of operations were adversely impacted.  While there has been improvement in economic conditions in our markets starting in the second half of 2010 and continuing into the third quarter of 2013, we believe that we will continue to experience a challenging environment throughout 2013.  CTBI is a part of the financial system and a continuation of systemic lack of available credit, lack of confidence in the financial sector, increased volatility in the financial markets, and reduced business activity could materially and adversely impact CTBI’s business, financial condition, and results of operations.

Stock Repurchase Program

CTBI’s stock repurchase program currently has 288,519 shares remaining under CTBI’s current repurchase authorization.  We have not repurchased any shares of our common stock since February 2008.  As of September 30, 2013, a total of 2,211,481 shares have been repurchased through this program.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Interest rate risk management focuses on maintaining consistent growth in net interest income within Board-approved policy limits.  CTBI uses an earnings simulation model to analyze net interest income sensitivity to movements in interest rates.  Given a 200 basis point increase to the yield curve used in the simulation model, it is estimated net interest income for CTBI would increase by 0.44 percent over one year and decrease by 3.61 percent over two years.  A 25 basis point decrease in the yield curve would decrease net interest income by an estimated 0.11 percent over one year and by 0.17 percent over two years.  For further discussion of CTBI’s market risk, see the Management’s Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Market Risk included in the annual report on Form 10-K for the year ended December 31, 2012.

Item  4.  Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

CTBI’s management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934.  As of the end of the period covered by this report, an evaluation was carried out by CTBI’s management, with the participation of our Chief Executive Officer and the Executive Vice President, Chief Financial Officer, and Treasurer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, management concluded that disclosure controls and procedures as of September 30, 2013 were effective in ensuring material information required to be disclosed in this quarterly report on Form 10-Q was recorded, processed, summarized, and reported on a timely basis.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in CTBI’s internal control over financial reporting that occurred during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, CTBI’s internal control over financial reporting.

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

Item 6.	a. Exhibits:
	(1) Certifications Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Exhibit 31.1 Exhibit 31.2
	(2) Certifications Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Exhibit 32.1 Exhibit 32.2
	(3) XBRL Instance Document	Exhibit 101.INS
	(4) XBRL Taxonomy Extension Schema	Exhibit 101.SCH
	(5) XBRL Taxonomy Extension Calculation Linkbase	Exhibit 101.CAL
	(6) XBRL Taxonomy Extension Definition Linkbase	Exhibit 101.DEF
	(7) XBRL Taxonomy Extension Label Linkbase	Exhibit 101.LAB
	(8) XBRL Taxonomy Extension Presentation Linkbase	Exhibit 101.PRE

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, CTBI has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMUNITY TRUST BANCORP, INC.

Date: November 8, 2013	By:	/s/ Jean R. Hale
Jean R. Hale
Chairmain, President, and Chief Executive Officer

/s/ Kevin J. Stumbo
Kevin J. Stumbo
Exective Vice President, Chief Financial Officer, and Treasurer