Form 10-K
period 2013-12-31
COMMUNITY TRUST BANCORP INC /KY/
filed 2014-03-14
CIK 350852

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
For the fiscal year ended December 31, 2013
Or
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
For the transition period from _____________ to _____________

Commission file number 0-11129
COMMUNITY TRUST BANCORP, INC.
(Exact Name of Registrant as Specified in its Charter)

Kentucky	61-0979818
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)
346 North Mayo Trail Pikeville, Kentucky (Address of Principal Executive Offices)	41501 (Zip Code)
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

Based upon the closing price of the Common Shares of the Registrant on the NASDAQ-Stock Market LLC – Global Select Market, the aggregate market value of voting stock held by non-affiliates of the Registrant as of June 30, 2013 was $530.9 million.  For the purpose of the foregoing calculation only, all directors and executive officers of the Registrant have been deemed affiliates.  The number of shares outstanding of the Registrant’s Common Stock as of February 28, 2014 was 15,831,847.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference into the Form 10-K part indicated:

Document	Form 10-K
(1) Proxy statement for the annual meeting of shareholders to be held April 29, 2014	Part III

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

At December 31, 2013, CTBI had total consolidated assets of $3.6 billion and total consolidated deposits, including repurchase agreements, of $3.1 billion, making it the largest bank holding company headquartered in the Commonwealth of Kentucky.

Through its subsidiaries, CTBI engages in a wide range of commercial and personal banking and trust and wealth management activities, which include accepting time and demand deposits; making secured and unsecured loans to corporations, individuals and others; providing cash management services to corporate and individual customers; issuing letters of credit; renting safe deposit boxes; and providing funds transfer services.  The lending activities of our Bank include making commercial, construction, mortgage, and personal loans.  Lease-financing, lines of credit, revolving lines of credit, term loans, and other specialized loans, including asset-based financing, are also available.  Our corporate subsidiaries act as trustees of personal trusts, as executors of estates, as trustees for employee benefit trusts, as registrars, transfer agents, and paying agents for bond and stock issues, as investment agent, as depositories for securities, and as providers of full service brokerage and insurance services.

COMPETITION

CTBI’s subsidiaries face substantial competition for deposit, credit, trust, wealth management, and brokerage relationships in the communities we serve.  Competing providers include state banks, national banks, thrifts, trust companies, insurance companies, mortgage banking operations, credit unions, finance companies, brokerage companies, and other financial and non-financial companies which may offer products functionally equivalent to those offered by our subsidiaries.  As financial services become increasingly dependent on technology, permitting transactions to be conducted by telephone and the internet, non-bank institutions are able to attract funds and provide lending and other financial services without offices located in our market areas.  Many of these providers offer services within and outside the market areas served by our subsidiaries.  We strive to offer competitively priced products along with quality customer service to build customer relationships in the communities we serve.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) may impact our competitive environment.  Competition for deposits may be increasing as a consequence of FDIC assessments shifting from deposits to an asset based formula, as larger banks may move away from non-deposit funding sources.  Moreover, the Dodd-Frank Act’s interstate branching provisions permit banks to establish de novo branches at a location where a bank based in that state could establish a branch.

No material portion of our business is seasonal.  We are not dependent upon any one customer or a few customers, and the loss of any one or a few customers would not have a material adverse effect on us.  See note 18 to the consolidated financial statements for additional information regarding concentrations of credit.

We do not engage in any operations in foreign countries.

EMPLOYEES

As of December 31, 2013, CTBI and subsidiaries had 1,022 full-time equivalent employees.  Our employees are provided with a variety of employee benefits.  A retirement plan, an employee stock ownership plan, group life insurance, major medical insurance, a cafeteria plan, and management and employee incentive compensation plans are available to all eligible personnel.

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

CTBI’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports are available free of charge on our website at www.ctbi.com as soon as reasonably practicable after such materials are electronically filed with or furnished to the Securities and Exchange Commission.  CTBI’s Code of Business Conduct and Ethics and other corporate governance documents are also available on our website.  Copies of our annual report will be made available free of charge upon written request to:

Community Trust Bancorp, Inc.
Jean R. Hale
Chairman, President and CEO
P.O. Box 2947
Pikeville, KY  41502-2947

The Dodd-Frank Wall Street Reform and Consumer Protection Act

On July 21, 2010, the Dodd-Frank Act was signed into law.  This law has significantly changed the bank regulatory structure and affected the lending, deposit, investment, trading, and operating activities of financial institutions and their holding companies.  The Dodd-Frank Act has required various federal agencies to adopt a broad range of implementing rules and regulations and to prepare numerous studies and reports for Congress.  The federal agencies have been given significant discretion in drafting the implementing rules and regulations, and consequently, many of the details and much of the impact of the Dodd-Frank Act are still unknown.

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
  Required capital regulations which call for higher levels of capital. The same leverage and risk based capital requirements that apply to depository institutions now apply to holding companies. New issuances of trust preferred securities are no longer eligible to qualify as Tier 1 capital. However, CTBI’s currently outstanding trust preferred securities are grandfathered and are still considered in Tier 1 capital under the regulations. Under Dodd-Frank, and previously under Federal Reserve policy, we are required to act as a source of financial strength for our bank subsidiary and to commit sufficient resources to support it.
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
  Permanently increased the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2008, with noninterest bearing transaction accounts and IOLTA accounts having unlimited deposit insurance through December 31, 2012. Effective January 1, 2013, money in noninterest-bearing transaction accounts (including IOLTA/IOLA) no longer receive unlimited deposit insurance coverage from the FDIC, but are FDIC-insured up to the legal maximum of $250,000 for each ownership category.
  Increased the authority of the Federal Reserve Board to examine CTBI and its non-bank subsidiaries. In addition, it gave the Federal Reserve Board the authority to establish rules regarding interchange fees charged for electronic debit transactions by payment card issuers having assets over $10 billion and to enforce a statutory requirement that such fees be reasonable and proportional to the actual cost of a transaction to the issuer. Under the final rule, the maximum permissible interchange fee that an issuer may receive for an electronic debit transaction is the sum of 21 cents per transaction and 5 basis points multiplied by the value of the transaction. The Federal Reserve interchange fee regulations are the subject of litigation brought by certain merchants. If the merchants prevail, the Federal Reserve might be required to provide more stringent caps on debit interchange fees, which could adversely impact all banks that issue debit cards, including us, and which could result in an industry-wide retraction of debit card products.
  Restricted proprietary trading by banks, bank holding companies and others, and their acquisition and retention of ownership interests in and sponsorship of hedge funds and private equity funds, subject to an exception allowing a bank to organize and offer hedge funds and private equity funds to customers if certain conditions are met, including, among others, a requirement that the bank limit its ownership interest in any single fund to 3%, and its aggregate investment in all funds to 3%, of Tier 1 capital, with no director or employee of the bank holding an ownership interest in the fund unless he or she provides services directly to the funds.
  Required publicly traded companies to give stockholders a non-binding vote on executive compensation and so-called “golden parachute” payments in mergers and acquisitions. The legislation also directed the federal banking regulators to issue rules prohibiting incentive compensation that encourages inappropriate risks.
  Imposed restrictions related to mortgage lending, such as minimum underwriting standards, requiring certain loan provision qualifications, limitations on mortgage terms, and additional disclosures to mortgage borrowers and prohibiting certain yield-spread compensation to mortgage originators. New rules under this requirement went into effect on January 17, 2014.
  Permited banks to establish de novo interstate branches at a location where a bank based in that state could establish a branch, and requires banks and bank holding companies to be well-capitalized and well-managed in order to acquire banks outside their home state.
With the appointment of a director for the Consumer Financial Protection Bureau (“CFPB”) in January 2012, the CFPB began to exercise its full authority under the Dodd-Frank Act.  For example, the CFPB completed its first public enforcement actions regarding unfair, deceptive, or abusive practices in connection with marketing, sales, and operations of certain add-on products offered in connection with credit cards.  Furthermore, in 2012 the CFPB issued its first major regulation, which covers remittance transfers (international wire transfers) by consumers.

In January 2013, the CFPB finalized a number of significant rules which will impact nearly every aspect of the lifecycle of a residential mortgage.  These rules implement the Dodd-Frank Act amendments to the Equal Credit Opportunity Act, the Truth in Lending Act, and the Real Estate Settlement Procedures Act.  The final rules require banks to, among other things: (i) develop and implement procedures to ensure compliance with a new “reasonable ability to repay” test and identify whether a loan meets a new definition for a “qualified mortgage;” (ii) implement new or revised disclosures, policies, and procedures for servicing mortgages including, but not limited to, early intervention with delinquent borrowers and specific loss mitigation procedures for loans secured by a borrower’s principal residence; (iii) comply with additional restrictions on mortgage loan originator compensation; and (iv) comply with new disclosure requirements and standards for appraisals and escrow accounts maintained for “higher priced mortgage loans.”  These new rules which were effective in June 2013 and January 2014 create operational and strategic challenges.  A rule integrating disclosures required by the Truth in Lending Act and the Real Estate Settlement and Procedures Act will be effective August 2015.  Achieving full compliance in the relatively short timeframe provided for certain of the new rules has resulted in increased regulatory and compliance costs.  We continue to analyze the impact that such rules may have on our business.

Basel III

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

Since 2008 the U.S. economy has faced a severe economic crisis including a major recession from which it is slowly recovering.  Commerce and business growth across a wide range of industries and regions in the U.S. remains reduced and local governments and many businesses continue to experience financial difficulty.  While reflecting some improvement in many parts of the country and in parts of our own service area, unemployment levels remain elevated.  There can be no assurance that these conditions will continue to improve and these conditions could worsen.  In addition, ongoing federal budget negotiations, the implementation of the Patient Protection and Affordable Care Act and the level of U.S. debt may have a destabilizing effect on financial markets.

Our financial performance generally, and in particular the ability of borrowers to pay interest on and repay principal of outstanding loans and the value of collateral securing those loans, as well as demand for loans and other products and services we offer, is highly dependent upon the business environment in the markets where we operate, in the states of Kentucky, West Virginia, and Tennessee and in the United States as a whole.  A favorable business environment is generally characterized by, among other factors, economic growth, efficient capital markets, low inflation, low unemployment, high business and investor confidence, and strong business earnings.  Unfavorable or uncertain economic and market conditions can be caused by declines in economic growth, business activity, or investor or business confidence; limitations on the availability or increases in the cost of credit and capital; increases in inflation or interest rates; high unemployment; natural disasters; or a combination of these or other factors.

Overall, during recent years, the business environment has been adverse for many households and businesses in the United States and worldwide.  While economic conditions in the United States and worldwide have improved since the recession, there can be no assurance that this improvement will continue.  Economic pressure on consumers and uncertainty regarding continuing economic improvement may result in changes in consumer and business spending, borrowing, and savings habits.  Such conditions could adversely affect the credit quality of our loans and our business, financial condition, and results of operations.

Economy of Our Markets
Our business may continue to be adversely affected by ongoing weaknesses in the local economies on which we depend.

Our loan portfolio is concentrated primarily in eastern, northeastern, central, and south central Kentucky, southern West Virginia, and northeastern Tennessee.  Our profits depend on providing products and services to clients in these local regions.  Although some of these regions have experienced decreases in unemployment and improved real estate values, unemployment rates remain high and real estate values remain depressed.  Recent economic conditions in the coal industry are resulting in increased unemployment in the markets we serve where coal is a major contributor to the economy.  Further increases in unemployment, decreases in real estate values, or increases in interest rates could weaken the local economies in which we operate.  These economic indicators typically affect certain industries, such as real estate and financial services, more significantly.  A continuation of high levels of unemployment and depressed real estate asset values in the markets we serve would likely prolong the economic recovery period in our market area.  Weakness in our market area could depress our earnings and consequently our financial condition because:
  Clients may not want, need, or qualify for our products and services;
  Borrowers may not be able to repay their loans;
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
  The rate of inflation;
  The rate of economic growth;
  Employment levels;
  Monetary policies; and
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

Liquidity Risk
CTBI is subject to liquidity risk.

CTBI requires liquidity to meet its deposit and debt obligations as they come due and to fund loan demands.  CTBI’s access to funding sources in amounts adequate to finance its activities or on terms that are acceptable to it could be impaired by factors that affect it specifically or the financial services industry or economy in general.  Factors that could reduce its access to liquidity sources include a downturn in the market, difficult credit markets, or adverse regulatory actions against CTBI.  CTBI’s access to deposits may also be affected by the liquidity needs of its depositors.  In particular, a substantial majority of CTBI’s liabilities are demand, savings, interest checking, and money market deposits, which are payable on demand or upon several days’ notice, while by comparison, a substantial portion of its assets are loans, which cannot be called or sold in the same time frame.  To the extent that consumer confidence in other investment vehicles, such as the stock market, increases, customers may move funds from bank deposits and products into such other investment vehicles.  Although CTBI historically has been able to replace maturing deposits and advances as necessary, it might not be able to replace such funds in the future, especially if a large number of its depositors sought to withdraw their accounts, regardless of the reason.  A failure to maintain adequate liquidity could have a material adverse effect on our financial condition and results of operations.

Banking Reform
Our business may be adversely affected by “banking reform” legislation.

On July 21, 2010, the Dodd-Frank Act was signed into law.  This law has significantly changed the bank regulatory structure and affected the lending, deposit, investment, trading, and operating activities of financial institutions and their holding companies.  The Dodd-Frank Act has required the adoption of a broad range of implementing rules and regulations and preparation of numerous studies and reports for Congress.  Significant discretion has been given in drafting the implementing rules and regulations, and consequently, many of the details and much of the impact of the Dodd-Frank Act are still unknown.  This legislation includes, among other things: (i) changes in the manner in which the FDIC deposit insurance assessments are computed and an increase in the minimum designated reserve ratio for the Deposit Insurance Fund; (ii) authorization of interest-bearing demand deposits; (iii) requirements for capital regulations applicable to banks and bank holding companies which call for higher levels of capital; (iv) creation of the Consumer Financial Protection Bureau, responsible for the drafting of regulations for the implementation of federal consumer protection laws which affect banks and bank holding companies; (v) a permanent increase in the maximum amount of deposit insurance for banks; (vi) a prohibition of certain proprietary trading and equity investment activities by banks; (vii) restrictions related to mortgage lending; (viii) allowance of de novo interstate branching; and (ix) additional corporate governance provisions relating to non-binding shareholder votes on executive compensation and rules prohibiting incentive compensation that encourages inappropriate risks.

Many aspects of the Dodd-Frank Act are subject to rulemaking and take effect over several years, making it difficult to anticipate the overall financial impact on CTBI.  However, compliance with this law and the subsequent implementing regulations will result in additional operating costs that could have a material adverse effect on our financial condition and results of operations.

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

From time to time, CTBI and/or its subsidiaries may be involved in information requests, reviews, investigations, and proceedings (both formal and informal) by various governmental agencies and law enforcement authorities regarding our respective businesses.  Any of these matters may result in material adverse consequences to CTBI and its subsidiaries, including adverse judgements, findings, limitations on merger and acquisition activity, settlements, fines, penalties, orders, injunctions, and other actions.  Such adverse consequences may be material to the financial position of CTBI or its results of operations.

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
  Commercial Real Estate Loans. Repayment is dependent on income being generated in amounts sufficient to cover operating expenses and debt service. As of December 31, 2013, commercial real estate loans, including multi-family loans, comprised approximately 38% of our total loan portfolio.
  Other Commercial Loans. Repayment is generally dependent upon the successful operation of the borrower’s business. In addition, the collateral securing the loans may depreciate over time, be difficult to appraise, be illiquid, or fluctuate in value based on the success of the business. As of December 31, 2013, other commercial loans comprised approximately 15% of our total loan portfolio.
  Construction and Development Loans. The risk of loss is largely dependent on our initial estimate of whether the property’s value at completion equals or exceeds the cost of property construction and the availability of take-out financing. During the construction phase, a number of factors can result in delays or cost overruns. If our estimate is inaccurate or if actual construction costs exceed estimates, the value of the property securing our loan may be insufficient to ensure full repayment when completed through a permanent loan, sale of the property, or by seizure of collateral. As of December 31, 2013, construction and development loans comprised approximately 6% of our total loan portfolio.
Consumer loans may carry a higher degree of repayment risk than residential mortgage loans, particularly when the consumer loan is unsecured.  Repayment of a consumer loan typically depends on the borrower’s financial stability, and it is more likely to be affected adversely by job loss, illness, or personal bankruptcy.  Economic conditions in the coal industry are resulting in increases in unemployment in many of our market areas, which is likely to impact the repayment risk associated with our consumer loans.  In addition, federal and state bankruptcy, insolvency, and other laws may limit the amount we can recover when a consumer client defaults.  As of December 31, 2013, consumer loans comprised approximately 16% of our total loan portfolio.

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

As of December 31, 2013, approximately 70% of our loan portfolio is secured by real estate, 38% of which is commercial real estate.  High levels of commercial and consumer delinquencies or declines in real estate market values could require increased net charge-offs and increases in the allowance for loan and lease losses, which could have a material adverse effect on our business, financial condition, and results of operations and prospects.

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

We may experience difficulty in making acquisitions on acceptable terms due to the decreasing number of suitable acquisition targets, competition for attractive acquisitions, regulatory impediments, and certain limitations on interstate acquisitions.

Any future acquisitions or mergers by CTBI or its banking subsidiary are subject to approval by the appropriate federal and state banking regulators.  The banking regulators evaluate a number of criteria in making their approval decisions, such as:
  Safety and soundness guidelines;
  Compliance with all laws including the USA Patriot Act, the International Money Laundering Abatement and Anti-Terrorist Financing Act, the Sarbanes-Oxley Act and the related rules and regulations promulgated under such Act or the Exchange Act, the Equal Credit Opportunity Act, the Fair Housing Act, the Community Reinvestment Act, the Home Mortgage Disclosure Act, and all other applicable fair lending and consumer protection laws and other laws relating to discriminatory business practices; and
  Anti-competitive concerns with the proposed transaction.
If the banking regulators or a commenter on our regulatory application raise concerns about any of these criteria at the time a regulatory application is filed, the banking regulators may deny, delay, or condition their approval of a proposed transaction.  As more fully described under “Results of Operations and Financial Condition” in Item 7, we understand that the resolution of a pending Federal Reserve investigation will likely result in impediments to CTBI’s merger and acquisition activity for an unspecified period of time.

We have grown, and, subject to regulatory approval, intend to continue to grow, through acquisitions of banks and other financial institutions.  After these acquisitions, we may experience adverse changes in results of operations of acquired entities, unforeseen liabilities, asset quality problems of acquired entities, loss of key personnel, loss of clients because of change of identity, difficulties in integrating data processing and operational procedures, and deterioration in local economic conditions.  These various acquisition risks can be heightened in larger transactions.

Integration Risk
We may not be able to achieve the expected integration and cost savings from our ongoing bank acquisition activities.

We have a long history of acquiring financial institutions and, subject to regulatory approval, we expect this acquisition activity to continue in the future.  Difficulties may arise in the integration of the business and operations of the financial institutions that agree to merge with and into CTBI and, as a result, we may not be able to achieve the cost savings and synergies that we expect will result from the merger activities.  Achieving cost savings is dependent on consolidating certain operational and functional areas, eliminating duplicative positions and terminating certain agreements for outside services.  Additional operational savings are dependent upon the integration of the banking businesses of the acquired financial institution with that of CTBI, including the conversion of the acquired entity’s core operating systems, data systems and products to those of CTBI and the standardization of business practices.  Complications or difficulties in the conversion of the core operating systems, data systems, and products of these other banks to those of CTBI may result in the loss of clients, damage to our reputation within the financial services industry, operational problems, one-time costs currently not anticipated by us, and/or reduced cost savings resulting from the merger activities.

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

Third party vendors provide key components of our business infrastructure, such as processing, internet connections, and network access.  While CTBI has selected these third party vendors carefully, it does not control their actions.  Any problems caused by third parties or arising from their services, such as disruption in service, negligence in the performance of services or a breach of customer data security with regard to the third parties’ systems, could adversely affect our ability to deliver services, negatively impact our business reputation, cause a loss of customers, or result in increased expenses, regulatory fines and sanctions, or litigation.

Market Risk
Community Trust Bancorp, Inc.’s stock price is volatile.

Our stock price has been volatile in the past, and several factors could cause the price to fluctuate substantially in the future.  These factors include:
  Actual or anticipated variations in earnings;
  Changes in analysts’ recommendations or projections;
  CTBI’s announcements of developments related to our businesses;
  Operating and stock performance of other companies deemed to be peers;
  New technology used or services offered by traditional and non-traditional competitors;
  News reports of trends, concerns, and other issues related to the financial services industry; and
  Additional governmental policies and enforcement of current laws.
Our stock price may fluctuate significantly in the future, and these fluctuations may be unrelated to CTBI’s performance.  Although investor confidence in financial institutions has strengthened, the financial crisis adversely impacted investor confidence in the financial institutions sector.  General market price declines or market volatility in the future could adversely affect the price of our common stock, and the current market price may not be indicative of future market prices.

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

Our ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions.  Financial services companies are interrelated as a result of trading, clearing, counterparty, or other relationships.  We have exposure to many different industries and counterparties, and we routinely execute transactions with counterparties in the financial services industry, including brokers and dealers, commercial banks, investment banks, mutual and hedge funds, and other institutional counterparties. As a result, defaults by, or even rumors or questions about, one or more financial services companies, or the financial services industry generally, have led to market-wide liquidity problems and could lead to losses or defaults by us or by other institutions.  Many of these transactions expose us to credit risk in the event of default of our counterparty or client.  In addition, our credit risk may be exacerbated when the collateral held by us cannot be realized or is liquidated at prices not sufficient to recover the full amount of the loan due us.  There is no assurance that any such losses would not materially and adversely affect our businesses, financial condition, or results of operations.

Item 1B. Unresolved Staff Comments

None.

SELECTED STATISTICAL INFORMATION

The following tables set forth certain statistical information relating to CTBI and subsidiaries on a consolidated basis and should be read together with our consolidated financial statements.

Consolidated Average Balance Sheets and Taxable Equivalent Income/Expense and Yields/Rates

	2013			2012			2011
(in thousands)	Average Balances	Interest	Average Rate	Average Balances	Interest	Average Rate	Average Balances	Interest	Average Rate
Earning assets:
Loans (1)(2)(3)	$2,579,805	$132,087	5.12%	$2,549,459	$138,172	5.42%	$2,580,351	$145,178	5.63%
Loans held for sale	3,894	223	5.73	1,434	198	13.81	749	112	14.95
Securities:
U.S. Treasury and agencies	487,650	9,910	2.03	480,562	10,292	2.14	350,612	8,992	2.56
Tax exempt state and political subdivisions (3)	80,694	3,460	4.29	69,773	3,191	4.57	51,565	2,634	5.11
Other securities	90,178	2,515	2.79	54,664	1,717	3.14	30,492	1,141	3.74
Federal Reserve Bank and Federal Home Loan Bank stock	30,559	1,367	4.47	30,557	1,433	4.69	30,412	1,374	4.52
Federal funds sold	3,207	11	0.34	3,372	11	0.33	31,000	84	0.27
Interest bearing deposits	97,492	228	0.23	155,233	379	0.24	132,269	315	0.24
Other investments	8,886	87	0.98	10,229	91	0.89	12,342	87	0.70
Investment in unconsolidated subsidiaries	1,846	35	1.90	1,851	72	3.89	1,856	120	6.47
Total earning assets	3,384,211	$149,923	4.43%	3,357,134	$155,556	4.63%	3,221,648	$160,037	4.97%
Allowance for loan and lease losses	(34,159)			(33,781)			(35,808)
	3,350,052			3,323,353			3,185,840
Nonearning assets:
Cash and due from banks	55,405			62,807			70,239
Premises and equipment, net	52,825			54,962			55,445
Other assets	193,259			200,538			194,379
Total assets	$3,651,541			$3,641,660			$3,505,903

Interest bearing liabilities:
Deposits:
Savings and demand deposits	$911,473	$2,281	0.25%	$878,825	$2,894	0.33%	$777,639	$2,824	0.36%
Time deposits	1,384,500	9,032	0.65	1,445,018	15,017	1.04	1,460,627	18,458	1.26
Repurchase agreements and federal funds purchased	221,266	940	0.42	222,872	1,240	0.56	219,040	1,625	0.74
Advances from Federal Home Loan Bank	1,921	26	1.35	2,439	34	1.39	21,670	99	0.46
Long-term debt	61,341	1,161	1.89	61,341	2,403	3.92	61,341	3,999	6.52
Total interest bearing liabilities	2,580,501	$13,440	0.52%	2,610,495	$21,588	0.83%	2,540,317	$27,005	1.06%

Noninterest bearing liabilities:
Demand deposits	624,646			604,736			573,067
Other liabilities	37,612			37,052			36,746
Total liabilities	3,242,759			3,252,283			3,150,130

Shareholders’ equity	408,782			389,377			355,773
Total liabilities and shareholders’ equity	$3,651,541			$3,641,660			$3,505,903

Net interest income, tax equivalent		$136,483			$133,968			$133,032
Less tax equivalent interest income		1,796			1,834			1,577
Net interest income		$134,687			$132,134			$131,455
Net interest spread			3.91%			3.80%			3.91%
Benefit of interest free funding			0.12			0.19			0.22
Net interest margin			4.03%			3.99%			4.13%

(1) Interest includes fees on loans of $1,848, $1,954, and $1,889 in 2013, 2012, and 2011, respectively.
(2) Loan balances include deferred loan origination costs and principal balances on nonaccrual loans.
(3) Tax exempt income on securities and loans is reported on a fully taxable equivalent basis using a 35% rate.

Net Interest Differential

The following table illustrates the approximate effect of volume and rate changes on net interest differentials between 2013 and 2012 and also between 2012 and 2011.

	Total Change	Change Due to		Total Change	Change Due to
(in thousands)	2013/2012	Volume	Rate	2012/2011	Volume	Rate
Interest income:
Loans	$(6,085)	$1,629	$(7,714)	$(7,006)	$(1,754)	$(5,252)
Loans held for sale	25	191	(166)	86	95	(9)
U.S. Treasury and agencies	(382)	150	(532)	1,300	2,952	(1,652)
Tax exempt state and political subdivisions	269	477	(208)	557	855	(298)
Other securities	798	1,009	(211)	576	784	(208)
Federal Reserve Bank and Federal Home Loan Bank stock	(66)	0	(66)	59	7	52
Federal funds sold	0	(1)	1	(73)	(62)	(11)
Interest bearing deposits	(151)	(146)	(5)	64	56	8
Other investments	(4)	(11)	7	4	(13)	17
Investment in unconsolidated subsidiaries	(37)	0	(37)	(48)	0	(48)
Total interest income	(5,633)	3,298	(8,931)	(4,481)	2,920	(7,401)

Interest expense:
Savings and demand deposits	(613)	104	(717)	70	348	(278)
Time deposits	(5,985)	(653)	(5,332)	(3,441)	(199)	(3,242)
Repurchase agreements and federal funds purchased	(300)	(9)	(291)	(385)	28	(413)
Advances from Federal Home Loan Bank	(8)	(7)	(1)	(65)	(33)	(32)
Long-term debt	(1,242)	0	(1,242)	(1,596)	0	(1,596)
Total interest expense	(8,148)	(565)	(7,583)	(5,417)	144	(5,561)

Net interest income	$2,515	$3,863	$(1,348)	$936	$2,776	$(1,840)

For purposes of the above table, changes which are due to both rate and volume are allocated based on a percentage basis, using the absolute values of rate and volume variance as a basis for percentages.  Income is stated at a fully taxable equivalent basis, assuming a 35% tax rate.

Investment Portfolio

The maturity distribution and weighted average interest rates of securities at December 31, 2013 are as follows:

Available-for-sale

	Estimated Maturity at December 31, 2013
	Within 1 Year		1-5 Years		5-10 Years		After 10 Years		Total Fair Value		Amortized Cost
(in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount
U.S. Treasury, government agencies, and government sponsored agency mortgage-backed securities	$1,069	1.31%	$42,848	2.44%	$117,255	1.66%	$278,748	2.41%	$439,920	2.21%	$448,698
State and political subdivisions	2,859	3.38	18,111	3.55	64,596	3.96	31,137	4.44	116,703	4.01	118,055
Other securities	0	0.00	0	0.00	0	0.00	52,782	2.15	52,782	2.15	55,000
Total	$3,928	2.82%	$60,959	2.77%	$181,851	2.48%	$362,667	2.55%	$609,405	2.55%	$621,753

Held-to-maturity

	Estimated Maturity at December 31, 2013
	Within 1 Year		1-5 Years		5-10 Years		After 10 Years		Total Amortized Cost		Fair Value
(in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount
U.S. Treasury, government agencies, and government sponsored agency mortgage-backed securities	$0	0.00%	$0	0.00%	$0	0.00%	$480	2.48%	$480	2.48%	$418
State and political subdivisions	0	0.00	0	0.00	1,182	4.30	0	0.00	1,182	4.30	1,183
Total	$0	0.00%	$0	0.00%	$1,182	4.30%	$480	2.48%	$1,662	3.78%	$1,601

Total Securities

	Estimated Maturity at December 31, 2013
	Within 1 Year		1-5 Years		5-10 Years		After 10 Years		Total Book Value		Fair Value
(in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount
Total	$3,928	2.82%	$60,959	2.77%	$183,033	2.49%	$363,147	2.55%	$611,067	2.55%	$611,006

The calculations of the weighted average interest rates for each maturity category are based upon yield weighted by the respective costs of the securities.  The weighted average rates on state and political subdivisions are computed on a taxable equivalent basis using a 35% tax rate.

Excluding those holdings of the investment portfolio in U.S. Treasury securities, government agencies, and government sponsored agency mortgage-backed securities, there were no securities of any one issuer that exceeded 10% of our shareholders’ equity at December 31, 2013.

The book values of securities available-for-sale and securities held-to-maturity as of December 31, 2013 and 2012 are presented in note 3 to the consolidated financial statements.

The book value of securities at December 31, 2011 is presented below:

(in thousands)	Available-for-Sale	Held-to-Maturity
U.S. Treasury and government agencies	$32,077	$480
State and political subdivisions	68,358	1,182
U.S. government sponsored agency mortgage-backed securities	390,714	0
Total debt securities	491,149	1,662
Marketable equity securities	20,582	0
Total securities	$511,731	$1,662

Loan Portfolio

(in thousands)	2013	2012	2011	2010	2009
Commercial:
Construction	$110,779	$119,447	$120,577	$135,091	$141,440
Secured by real estate	872,542	807,213	798,887	807,049	707,500
Equipment lease financing	8,840	9,246	9,706	14,151	20,048
Commercial other	374,881	376,348	374,597	388,746	373,829
Total commercial	1,367,042	1,312,254	1,303,767	1,345,037	1,242,817

Residential:
Real estate construction	56,075	55,041	53,534	56,910	51,311
Real estate mortgage	697,601	696,928	650,075	623,851	528,592
Home equity	84,880	82,292	84,841	85,103	82,135
Total residential	838,556	834,261	788,450	765,864	662,038

Consumer:
Consumer direct	122,215	122,581	123,949	126,046	115,555
Consumer indirect	287,541	281,477	340,382	368,233	415,350
Total consumer	409,756	404,058	464,331	494,279	530,905

Total loans	$2,615,354	$2,550,573	$2,556,548	$2,605,180	$2,435,760

Percent of total year-end loans
Commercial:
Construction	4.24%	4.68%	4.72%	5.19%	5.80%
Secured by real estate	33.36	31.65	31.25	30.98	29.05
Equipment lease financing	0.34	0.36	0.38	0.54	0.82
Commercial other	14.33	14.76	14.65	14.92	15.35
Total commercial	52.27	51.45	51.00	51.63	51.02

Residential:
Real estate construction	2.15	2.16	2.09	2.18	2.11
Real estate mortgage	26.67	27.32	25.43	23.95	21.70
Home equity	3.25	3.23	3.32	3.27	3.37
Total residential	32.07	32.71	30.84	29.40	27.18

Consumer:
Consumer direct	4.67	4.80	4.85	4.84	4.74
Consumer indirect	10.99	11.04	13.31	14.13	17.06
Total consumer	15.66	15.84	18.16	18.97	21.80

Total loans	100.00%	100.00%	100.00%	100.00%	100.00%

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

	Maturity at December 31, 2013
(in thousands)	Within One Year	After One but Within Five Years	After Five Years	Total
Commercial secured by real estate and commercial other	$253,892	$225,519	$768,012	$1,247,423
Commercial and real estate construction	97,892	18,547	50,415	166,854
	$351,784	$244,066	$818,427	$1,414,277

Rate sensitivity:
Fixed rate	$62,107	$57,577	$21,999	$141,683
Adjustable rate	289,677	186,489	796,428	1,272,594
	$351,784	$244,066	$818,427	$1,414,277

Nonperforming Assets

(in thousands)	2013	2012	2011	2010	2009
Nonaccrual loans	$19,958	$16,791	$25,753	$45,021	$32,247
90 days or more past due and still accruing interest	23,599	19,215	11,515	17,014	9,067
Total nonperforming loans	43,557	36,006	37,268	62,035	41,314

Other repossessed assets	0	5	58	129	276
Foreclosed properties	39,188	46,986	56,545	42,935	37,333
Total nonperforming assets	$82,745	$82,997	$93,871	$105,099	$78,923

Nonperforming assets to total loans and foreclosed properties	3.12%	3.20%	3.59%	3.97%	3.19%
Allowance to nonperforming loans	78.08%	92.33%	89.01%	56.10%	79.01%

Nonaccrual and Past Due Loans

(in thousands)	Nonaccrual loans	As a % of Loan Balances by Category	Accruing Loans Past Due 90 Days or More	As a % of Loan Balances by Category	Balances
December 31, 2013
Commercial construction	$4,519	4.08%	$1,673	1.51%	$110,779
Commercial secured by real estate	6,576	0.75	12,403	1.42	872,542
Equipment lease financing	0	0.00	0	0.00	8,840
Commercial other	2,801	0.75	3,723	0.99	374,881
Real estate construction	481	0.86	213	0.38	56,075
Real estate mortgage	5,152	0.74	4,847	0.69	697,601
Home equity	429	0.51	324	0.38	84,880
Consumer direct	0	0.00	119	0.10	122,215
Consumer indirect	0	0.00	297	0.10	287,541
Total	$19,958	0.76%	$23,599	0.90%	$2,615,354

December 31, 2012
Commercial construction	$5,955	4.99%	$3,778	3.16%	$119,447
Commercial secured by real estate	5,572	0.69	5,943	0.74	807,213
Equipment lease financing	0	0.00	0	0.00	9,246
Commercial other	1,655	0.44	3,867	1.03	376,348
Real estate construction	315	0.57	196	0.36	55,041
Real estate mortgage	3,153	0.45	4,511	0.65	696,928
Home equity	141	0.17	441	0.54	82,292
Consumer direct	0	0.00	98	0.08	122,581
Consumer indirect	0	0.00	381	0.14	281,477
Total	$16,791	0.66%	$19,215	0.75%	$2,550,573

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

Foreign Outstandings

None

Loan Concentrations

We had no concentration of loans exceeding 10% of total loans at December 31, 2013.  See note 18 to the consolidated financial statements for further information.

Analysis of the Allowance for Loan and Lease Losses

(in thousands)	2013	2012	2011	2010	2009
Allowance for loan and lease losses, beginning of year	$33,245	$33,171	$34,805	$32,643	$30,821
Loans charged off:
Commercial construction	1,135	1,034	2,510	1,695	3,435
Commercial secured by real estate	1,607	2,035	4,018	3,826	3,192
Commercial other	2,265	3,233	4,092	5,184	4,342
Real estate construction	89	189	319	22	330
Real estate mortgage	744	1,123	1,589	684	858
Home equity	241	248	171	358	223
Consumer direct	1,166	1,245	961	1,256	1,892
Consumer indirect	3,802	3,483	3,874	4,611	4,587
Total charge-offs	11,049	12,590	17,534	17,636	18,859

Recoveries of loans previously charged off:
Commercial construction	309	35	30	6	204
Commercial secured by real estate	163	303	140	163	415
Commercial other	557	764	441	688	350
Real estate construction	4	28	26	19	7
Real estate mortgage	56	151	82	99	132
Home equity	11	11	16	23	18
Consumer direct	495	538	452	635	792
Consumer indirect	1,649	1,384	1,451	1,681	1,295
Total recoveries	3,244	3,214	2,638	3,314	3,213

Net charge-offs:
Commercial construction	826	999	2,480	1,689	3,231
Commercial secured by real estate	1,444	1,732	3,878	3,663	2,777
Commercial other	1,708	2,469	3,651	4,496	3,992
Real estate construction	85	161	293	3	323
Real estate mortgage	688	972	1,507	585	726
Home equity	230	237	155	335	205
Consumer direct	671	707	509	621	1,100
Consumer indirect	2,153	2,099	2,423	2,930	3,292
Total net charge-offs	7,805	9,376	14,896	14,322	15,646

Provisions charged against operations	8,568	9,450	13,262	16,484	17,468

Balance, end of year	$34,008	$33,245	$33,171	$34,805	$32,643

Allocation of allowance, end of year:
Commercial construction	$3,396	$4,033	$4,023	$4,332	$3,381
Commercial secured by real estate	14,535	13,541	11,753	12,327	10,961
Equipment lease financing	121	126	112	148	221
Commercial other	5,238	5,469	5,608	7,392	7,472
Real estate construction	397	376	354	271	291
Real estate mortgage	4,939	4,767	4,302	2,982	3,041
Home equity	601	563	562	407	455
Consumer direct	1,127	1,102	917	1,169	1,258
Consumer indirect	3,654	3,268	5,540	5,777	5,563
Balance, end of year	$34,008	$33,245	$33,171	$34,805	$32,643

Average loans outstanding, net of deferred loan costs and fees	$2,579,805	$2,549,459	$2,580,351	$2,461,225	$2,383,875
Loans outstanding at end of year, net of deferred loan costs and fees	$2,615,354	$2,550,573	$2,556,548	$2,605,180	$2,435,760

Net charge-offs to average loan type:
Commercial construction	0.77%	0.86%	1.93%	1.20%	2.22%
Commercial secured by real estate	0.17	0.21	0.48	0.48	0.40
Commercial other	0.46	0.64	0.95	1.24	1.07
Real estate construction	0.16	0.30	0.58	0.01	0.64
Real estate mortgage	0.10	0.15	0.24	0.11	0.14
Home equity	0.28	0.28	0.18	0.40	0.25
Consumer direct	0.55	0.57	0.41	0.53	0.95
Consumer indirect	0.75	0.67	0.68	0.75	0.84
Total	0.30%	0.37%	0.58%	0.58%	0.66%

Other ratios:
Allowance to net loans, end of year	1.30%	1.30%	1.30%	1.34%	1.34%
Provision for loan losses to average loans	0.33%	0.37%	0.51%	0.67%	0.73%

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

Average Deposits and Other Borrowed Funds

(in thousands)	2013	2012	2011
Deposits:
Noninterest bearing deposits	$624,646	$604,736	$573,067
NOW accounts	27,888	23,678	21,622
Money market accounts	569,717	568,217	500,179
Savings accounts	313,868	286,930	255,838
Certificates of deposit of $100,000 or more	635,502	648,035	632,961
Certificates of deposit < $100,000 and other time deposits	748,998	796,983	827,666
Total deposits	2,920,619	2,928,579	2,811,333

Other borrowed funds:
Repurchase agreements and federal funds purchased	221,266	222,872	219,040
Advances from Federal Home Loan Bank	1,921	2,439	21,670
Long-term debt	61,341	61,341	61,341
Total other borrowed funds	284,528	286,652	302,051
Total deposits and other borrowed funds	$3,205,147	$3,215,231	$3,113,384

The maximum balance for federal funds purchased and repurchase agreements at any month-end during 2013 occurred at October 31, 2013, with a month-end balance of $230.4 million.  The maximum balance for federal funds purchased and repurchase agreements at any month-end during 2012 occurred at March 31, 2012, with a month-end balance of $246.1 million.  The maximum balance for federal funds purchased and repurchase agreements at any month-end during 2011 occurred at September 30, 2011, with a month-end balance of $245.3 million.

Maturities and/or repricing of time deposits of $100,000 or more outstanding at December 31, 2013 are summarized as follows:

(in thousands)	Certificates of Deposit	Other Time Deposits	Total
Three months or less	$132,371	$8,275	$140,646
Over three through six months	120,075	7,869	127,944
Over six through twelve months	274,953	14,879	289,832
Over twelve through sixty months	86,232	15,258	104,490
Over sixty months	104	0	104
	$613,735	$46,281	$660,016

Item 2.  Properties

Our main office, which is owned by Community Trust Bank, Inc., is located at 346 North Mayo Trail, Pikeville, Kentucky 41501.  Following is a schedule of properties owned and leased by CTBI and its subsidiaries as of December 31, 2013:

Location	Owned	Leased	Total
Banking locations:
Community Trust Bank, Inc.
* Pikeville Market (lease land to 3 owned locations)	9	1	10
10 locations in Pike County, Kentucky
Floyd/Knott/Johnson Market (lease land to 1 owned location)	3	1	4
2 locations in Floyd County, Kentucky, 1 location in Knott County, Kentucky, and 1 location in Johnson County, Kentucky
Tug Valley Market (lease land to 1 owned location)	2	0	2
1 location in Pike County, Kentucky, 1 location in Mingo County, West Virginia
Whitesburg Market (lease land to 1 owned location)	4	1	5
5 locations in Letcher County, Kentucky
Hazard Market (lease land to 2 owned locations)	4	0	4
4 locations in Perry County, Kentucky
* Lexington Market (lease land to 3 owned locations)	4	2	6
6 locations in Fayette County, Kentucky
Winchester Market	2	0	2
2 locations in Clark County, Kentucky
Richmond Market (lease land to 1 owned location)	3	0	3
3 locations in Madison County, Kentucky
Mt. Sterling Market	2	0	2
2 locations in Montgomery County, Kentucky
* Versailles Market (lease land to 1 owned location)	2	3	5
2 locations in Woodford County, Kentucky, 2 locations in Franklin County, Kentucky, and 1 location in Scott County, Kentucky
Danville Market (lease land to 1 owned location)	3	0	3
2 locations in Boyle County, Kentucky and 1 location in Mercer County, Kentucky
* Ashland Market (lease land to 1 owned location)	5	0	5
4 locations in Boyd County, Kentucky and 1 location in Greenup County, Kentucky
Flemingsburg Market	3	0	3
3 locations in Fleming County, Kentucky
Advantage Valley Market	3	1	4
2 locations in Lincoln County, West Virginia, 1 location in Wayne County, West Virginia, and 1 location in Cabell County, West Virginia
Summersville Market	1	0	1
1 location in Nicholas County, West Virginia
Middlesboro Market (lease land to 1 owned location)	3	0	3
3 locations in Bell County, Kentucky
Williamsburg Market	5	0	5
2 locations in Whitley County, Kentucky and 3 locations in Laurel County, Kentucky
Campbellsville Market (lease land to 2 owned locations)	8	0	8

2 locations in Taylor County, Kentucky, 2 locations in Pulaski County, Kentucky, 1 location in Adair County, Kentucky, 1 location in Green County, Kentucky, 1 location in Russell County, Kentucky, and 1 location in Marion County, Kentucky

Mt. Vernon Market	2	0	2
2 locations in Rockcastle County, Kentucky
* LaFollette Market	3	1	4
3 locations in Campbell County, Tennessee and 1 location in Anderson County, Tennessee
Total banking locations	71	10	81
Operational locations:
Community Trust Bank, Inc.
Pikeville (Pike County, Kentucky) (lease land to 1 owned location)	1	0	1
Total operational locations	1	0	1

Total locations	72	10	82

*Community Trust and Investment Company has leased offices in the main office locations in these markets.

See notes 8 and 15 to the consolidated financial statements included herein for the year ended December 31, 2013, for additional information relating to lease commitments and amounts invested in premises and equipment.

Item 3.  Legal Proceedings

CTBI and subsidiaries, and from time to time, our officers, are named defendants in legal actions arising from ordinary business activities.  Management, after consultation with legal counsel, believes any pending actions are without merit or that the ultimate liability, if any, will not materially affect our consolidated financial position or results of operations.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5.  Market for the Registrant’s Common Equity, Related Shareholder Matters, and Issuer Purchases of Equity Securities
Our common stock is listed on The NASDAQ-Stock Market LLC – Global Select Market under the symbol CTBI.  As of February 28, 2014, there were approximately 3,800 holders of record of our outstanding common shares.

Dividends

The annual dividend paid to our stockholders was increased from $1.25 per share to $1.27 per share during 2013.  We have adopted a conservative policy of cash dividends by maintaining an average annual cash dividend ratio of less than 45%, with periodic stock dividends.  The current year cash dividend ratio was 43.79%.  Dividends are typically paid on a quarterly basis.  Future dividends are subject to the discretion of CTBI’s Board of Directors, cash needs, general business conditions, dividends from our subsidiaries, and applicable governmental regulations and policies.  For information concerning restrictions on dividends from the subsidiary bank to CTBI, see note 20 to the consolidated financial statements included herein for the year ended December 31, 2013.

Stock Repurchases

CTBI did not acquire any shares of common stock through the stock repurchase program during the years 2013 and 2012. There are 288,519 shares remaining under CTBI’s current repurchase authorization. For further information, see the Stock Repurchase Program section of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Common Stock Performance

The following graph shows the cumulative return experienced by CTBI’s shareholders during the last five years compared to the NASDAQ Stock Market (U.S.) and the NASDAQ Bank Stock Index.  The graph assumes the investment of $100 on December 31, 2008 in CTBI’s common stock and in each index and the reinvestment of all dividends paid during the five-year period.

Comparison of 5 Year Cumulative Total Return
among Community Trust Bancorp, Inc., NASDAQ Stock Market (U.S.),
and NASDAQ Bank Stocks

Fiscal Year Ending December 31 ($)
	2008	2009	2010	2011	2012	2013
Community Trust Bancorp, Inc.	100.00	69.80	86.12	91.15	105.43	149.34
NASDAQ Stock Market (U.S.)	100.00	143.74	170.17	171.08	202.40	281.91
NASDAQ Bank Stocks	100.00	84.30	100.68	90.16	105.38	150.84

As a result of a change in the total return data made available to us through our vendor provider, our performance graphs going forward will be using a comparable index provided by NASDAQ OMS Global Indexes.  The preceding graph was prepared using the CRSP Index which was discontinued on NASDAQ Online after December 31, 2013.  The following graph has been prepared using the new NASDAQ OMS Global Indexes.

Fiscal Year Ending December 31 ($)
	2008	2009	2010	2011	2012	2013
Community Trust Bancorp, Inc.	100.00	69.80	86.12	91.15	105.43	149.34
NASDAQ Stock Market (U.S.)	100.00	129.26	151.94	152.42	177.46	236.88
NASDAQ Bank Stocks	100.00	98.65	109.85	81.92	110.37	150.79

Item 6.  Selected Financial Data 2009-2013

 (in thousands except ratios, per share amounts and # of employees)

Year Ended December 31	2013		2012		2011		2010		2009
Interest income	$148,127		$153,722		$158,460		$154,511		$153,050
Interest expense	13,440		21,588		27,005		35,257		47,540
Net interest income	134,687		132,134		131,455		119,254		105,510
Provision for loan losses	8,568		9,450		13,262		16,484		17,468
Noninterest income	49,304		45,957		43,832		40,926		41,420
Noninterest expense	110,251		103,554		106,387		96,050		93,801
Income before income taxes	65,172		65,087		55,638		47,646		35,661
Income taxes	20,000		20,225		16,811		14,612		10,602
Net income	$45,172		$44,862		$38,827		$33,034		$25,059

Per common share:
Basic earnings per share	$2.90		$2.90		$2.54		$2.17		$1.66
Diluted earnings per share	$2.88		$2.89		$2.53		$2.16		$1.65
Cash dividends declared-	$1.27		$1.25		$1.23		$1.21		$1.20
as a % of net income	43.79%		43.10%		48.43%		55.76%		72.29%
Book value, end of year	$26.07		$25.64		$23.78		$22.08		$21.15
Market price, end of year	$45.16		$32.78		$29.42		$28.96		$24.45
Market to book value, end of year	1.73	x	1.28	x	1.24	x	1.31	x	1.16	x
Price/earnings ratio, end of year	15.57	x	11.30	x	11.58	x	13.35	x	14.73	x
Cash dividend yield, end of year	2.81%		3.81%		4.18%		4.18%		4.91%

At year-end:
Total assets	$3,581,716		$3,635,664		$3,591,179		$3,355,872		$3,086,659
Long-term debt	61,341		61,341		61,341		61,341		61,341
Shareholders’ equity	412,492		400,344		366,866		338,638		321,457

Averages:
Assets	$3,651,541		$3,641,660		$3,505,903		$3,220,087		$3,047,100
Deposits	3,127,709		2,928,579		2,811,333		2,574,961		2,409,848
Earning assets	3,384,211		3,357,134		3,221,648		2,961,971		2,830,701
Loans	2,579,805		2,549,459		2,580,351		2,461,225		2,383,875
Shareholders’ equity	408,782		389,377		355,773		333,645		317,711

Profitability ratios:
Return on average assets	1.24%		1.23%		1.11%		1.03%		0.82%
Return on average equity	11.05		11.52		10.91		9.90		7.89

Capital ratios:
Equity to assets, end of year	11.52%		11.01%		10.22%		10.09%		10.41%
Average equity to average assets	11.19		10.69		10.15		10.36		10.43

Risk based capital ratios:
Tier 1 capital
(to average assets)	11.51%		10.65%		9.89%		10.16%		10.38%
Tier 1 capital
(to risk weighted assets)	16.15		15.23		13.88		12.90		12.90
Total capital
(to risk weighted assets)	17.40		16.49		15.14		14.10		14.15

Other significant ratios:
Allowance to net loans, end of year	1.30%		1.30%		1.30%		1.34%		1.34%
Allowance to nonperforming loans, end of year	78.08		92.33		89.01		56.10		79.01
Nonperforming assets to loans and foreclosed properties, end of year	3.12		3.20		3.59		3.97		3.19
Net interest margin	4.03		3.99		4.13		4.07		3.77
Efficiency ratio	59.33		57.93		60.23		59.45		63.56

Other statistics:
Average common shares outstanding	15,598		15,466		15,313		15,234		15,129
Number of full-time equivalent employees, end of year	1,022		1,035		1,015		1,041		982

Quarterly Financial Data
(Unaudited)

(in thousands except ratios and per share amounts)

Three Months Ended	December 31	September 30	June 30	March 31
2013
Net interest income	$33,998	$34,150	$33,342	$33,197
Net interest income, taxable equivalent basis	34,452	34,600	33,789	33,642
Provision for loan losses	1,219	2,129	3,661	1,559
Noninterest income	12,039	12,071	13,274	11,920
Noninterest expense	32,374	25,591	25,987	26,299
Net income	8,757	12,653	11,942	11,820

Per common share:
Basic earnings per share	$0.56	$0.81	$0.77	$0.76
Diluted earnings per share	0.55	0.81	0.76	0.76
Dividends declared	0.32	0.32	0.315	0.315

Common stock price:
High	$46.28	$41.54	$36.60	$35.00
Low	38.09	35.80	32.15	32.27
Last trade	45.16	40.59	35.62	34.03

Selected ratios:
Return on average assets, annualized	0.95%	1.38%	1.31%	1.31%
Return on average common equity, annualized	8.33	12.39	11.76	11.82
Net interest margin, annualized	4.05	4.07	3.99	4.02

Three Months Ended	December 31	September 30	June 30	March 31
2012
Net interest income	$33,763	$33,046	$32,319	$33,006
Net interest income, taxable equivalent basis	34,221	33,518	32,785	33,444
Provision for loan losses	2,946	2,919	2,425	1,160
Noninterest income	11,943	10,838	11,989	11,187
Noninterest expense	27,843	25,813	24,148	25,750
Net income	10,552	10,209	12,232	11,869

Per common share:
Basic earnings per share	$0.68	$0.66	$0.79	$0.77
Diluted earnings per share	0.68	0.66	0.79	0.77
Dividends declared	0.315	0.315	0.31	0.31

Common stock price:
High	$36.40	$36.92	$33.68	$32.67
Low	29.60	33.15	30.25	29.13
Last trade	32.78	35.53	33.49	32.07

Selected ratios:
Return on average assets, annualized	1.15%	1.11%	1.35%	1.32%
Return on average common equity, annualized	10.47	10.26	12.77	12.72
Net interest margin, annualized	4.03	3.96	3.93	4.05

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

Our Business

Community Trust Bancorp, Inc. (“CTBI”) is a bank holding company headquartered in Pikeville, Kentucky.  Currently, we own one commercial bank and one trust company.  Through our subsidiaries, we have eighty-one banking locations in eastern, northeastern, central, and south central Kentucky, southern West Virginia, and northeastern Tennessee, four trust offices across Kentucky, and one trust office in northeastern Tennessee.  At December 31, 2013, we had total consolidated assets of $3.6 billion and total consolidated deposits, including repurchase agreements, of $3.1 billion, making us the largest bank holding company headquartered in the Commonwealth of Kentucky.  Total shareholders’ equity at December 31, 2013 was $412.5 million.

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

Financial Goals and Performance

The following table shows the primary measurements used by management to assess annual performance.  The goals in the table below should not be viewed as a forecast of our performance for 2014.  Rather, the goals represent a range of target performance for 2014.  There is no assurance that any or all of these goals will be achieved.  See “Cautionary Statement Regarding Forward Looking Statements.”

	2013 Goals	2013 Performance	Variance	2014 Goals
Earnings per share	$2.98	$2.90	($0.08)	$2.90 - $3.06
Net income	$46.6 million	$45.2 million	($1.4 million)	$45.5 - $48.3 million
ROAA	1.25%	1.24%	(0.01%)	1.25% - 1.31%
ROAE	11.18%	11.05%	(0.13%)	10.79% - 11.85%
Revenues	$185.6 million	$184.0 million	($1.6 million)	$179.3 - $189.3 million
Noninterest revenue as of % of total revenue	24.3%	26.8%	2.5%	22.2% - 27.2%
Assets	$3.75 billion	$3.58 billion	($0.17 billion)	$3.65 - $3.75 billion
Loans	$2.66 billion	$2.62 billion	($0.04 billion)	$2.65 - $2.80 billion
Deposits, including repurchase agreements	$3.20 billion	$3.06 billion	($0.14 billion)	$3.10 - $3.20 billion
Shareholders’ equity	$428.3 million	$412.5 million	($15.8 million)	$440 - $446 million

Results of Operations and Financial Condition

For the year ended December 31, 2013, we reported earnings of $45.2 million, or $2.90 per basic share, compared to $44.9 million, or $2.90 per basic share for the year ended December 31, 2012.  Earnings for the year ended December 31, 2011 were $38.8 million or $2.54 per basic share.

On November 15, 2013, CTBI reported, in a current report on Form 8-K, that the completion of a Federal Reserve investigation was expected to result in an accrual against our earnings in the fourth quarter of 2013.  The Federal Reserve has informed us that they have identified an error in the manner in which we process certain non-PIN based point-of-sale transactions.  As a result, we will be required to modify our processing of overdraft transactions, revise our disclosures related to these transactions, and provide restitution to accountholders charged these fees from June 28, 2010 to the date our methodology is revised.  We understand that such determination will likely result in impediments to CTBI’s merger and acquisition activity for an unspecified period of time.  While the final determination of costs, including customer refunds, has not occurred, management has developed an estimated range of outcomes, including a maximum and minimum exposure and has accrued $6.2 million, the amount within this range that was considered the most likely cost.

2013 Highlights

❖	Basic earnings per share for the year remained flat to prior year.

❖	Net interest income for the year ended December 31, 2013 increased 1.9% from prior year.

❖	Our nonperforming loans at $43.6 million increased $7.6 million from December 31, 2012. Nonperforming assets at $82.7 million were a $0.3 million decrease from prior year.

❖	Net loan charge-offs for the year 2013 were $7.8 million, or 0.30% of average loans, compared to $9.4 million, or 0.37% of average loans, for the year 2012.

❖	Our loan loss provision for the year 2013 of $8.6 million was $0.9 million less than 2012.

❖
Our loan loss reserve as a percentage of total loans outstanding remained at 1.30% from December 31, 2012 to December 31, 2013.  Our reserve coverage (allowance for loan and lease loss reserve to nonperforming loans) at December 31, 2013 was 78.1% compared to 92.3% at December 31, 2012.

❖
Noninterest income for the year ended December 31, 2013 increased 7.3%.  The increase year over year included increases in gains on sales of loans, deposit service charges, trust and wealth management revenue, loan related fees, net gains on other real estate owned, and bank owned life insurance income, offset slightly by a decrease in securities gains.

❖
Noninterest expense for the year ended December 31, 2013 increased 6.5% from prior year.  Noninterest expense was impacted by increased personnel expense, increased data processing expense, and $6.2 million in accrued expenses related to the Federal Reserve investigation discussed above.

❖	Our loan portfolio increased $64.8 million from December 31, 2012.

❖	Our investment portfolio increased $6.1 million from December 31, 2012.

❖	Deposits, including repurchase agreements, declined $50.8 million from December 31, 2012.

❖	Our tangible common equity/tangible assets ratio remains strong at 9.85%.

Income Statement Review

(dollars in thousands)				Change 2013 vs. 2012
Year Ended December 31	2013	2012	2011	Amount	Percent
Net interest income	$134,687	$132,134	$131,455	$2,553	1.9%
Provision for loan losses	8,568	9,450	13,262	(882)	(9.3)
Noninterest income	49,304	45,957	43,832	3,347	7.3
Noninterest expense	110,251	103,554	106,387	6,697	6.5
Income taxes	20,000	20,225	16,811	(225)	(1.1)
Net income	$45,172	$44,862	$38,827	$310	0.7%

Average earning assets	$3,384,211	$3,357,134	$3,221,648	$27,077	0.8%

Yield on average earnings assets	4.43%	4.63%	4.97%	(0.20)%	(4.4)%
Cost of interest bearing funds	0.52%	0.83%	1.06%	(0.31)%	(37.0)%

Net interest margin	4.03%	3.99%	4.13%	0.04%	1.1%

Net Interest Income

Net interest income for the year ended December 31, 2013 increased 1.9% from prior year with average earning assets increasing 0.8% and our net interest margin increasing 4 basis points.  Our yield on average earning assets decreased 20 basis points from prior year.  Loans represented 76.2% of our average earning assets for the year ended December 31, 2013, compared to 75.9% for the year ended December 31, 2012.  Our cost of interest bearing funds decreased 31 basis points from prior year.

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

Provision for Loan Losses

The provision for loan losses that was added to the allowance for 2013 of $8.6 million was a $0.9 million decrease from prior year.  This provision represented a charge against current earnings in order to maintain the allowance at an appropriate level determined using the accounting estimates described in the Critical Accounting Policies and Estimates section.

The provision for loan losses that was added to the allowance for 2012 of $9.5 million was a $3.8 million decrease from prior year.

Noninterest Income

Noninterest income for the year ended December 31, 2013 increased 7.3% from prior year.  The year over year increase was a result of increased gains on sales of loans, deposit service charges, trust and wealth management revenue, loan related fees, and bank owned life insurance income, offset slightly by a decrease in securities gains.  The increase in noninterest income included a $0.9 million increase in bank owned life insurance as a result of death benefits received.  Loan related fees were impacted by a $0.8 million positive variance year over year in fair value adjustments to our mortgage servicing rights.  Deposit related fees are expected to decrease in the year 2014 by approximately $0.9 million as a result of a change in our overdraft processing.

Noninterest income for the year ended December 31, 2012 increased 4.8% from prior year.  The year over year increase was a result of increased gains on sales of loans, trust and wealth management revenue, and loan related fees, partially offset by a decline in deposit service charges.

Noninterest Expense

Noninterest expense for the year ended December 31, 2013 increased 6.5% from prior year.  Noninterest expense was impacted by increased personnel expense of $1.0 million for the year, increased data processing expense of $0.9 million for the year, and $6.2 million in accrued expenses related to the Federal Reserve investigation discussed above.

Noninterest expense for the year ended December 31, 2012 decreased 2.7% from prior year as a result of decreases in FDIC insurance premiums, legal fees, other real estate owned expense, and repossession expense, partially offset by an increase in personnel expense associated with our employee incentive accrual of $3.0 million.

Balance Sheet Review

CTBI’s total assets at $3.6 billion decreased $53.9 million, or 1.5%, from December 31, 2012.  Loans outstanding at December 31, 2013 were $2.6 billion, increasing $64.8 million, or 2.5%, year over year.  We experienced loan growth during the year of $54.8 million in the commercial loan portfolio, $4.3 million in the residential loan portfolio, and $5.7 million in the consumer loan portfolio.  The increase in consumer loans was primarily in indirect lending.  During 2013, we initiated a new pricing program designed to be more competitive and to be more uniform in the manner in which we compensate our dealers.  CTBI’s investment portfolio increased $6.1 million, or 1.0%, from December 31, 2012.  Deposits, including repurchase agreements, at $3.1 billion decreased $50.8 million, or 1.6%, from December 31, 2012.

Shareholders’ equity at December 31, 2013 was $412.5 million compared to $400.3 million at December 31, 2012.  CTBI’s annualized dividend yield to shareholders as of December 31, 2013 was 2.83%.

Loans

(in thousands)	December 31, 2013
Loan Category	Balance	Variance from Prior Year	Net Charge-Offs	Nonperforming	ALLL
Commercial:
Construction	$110,779	(7.3)%	$826	$6,192	$3,396
Secured by real estate	872,542	8.1	1,444	18,979	14,535
Equipment lease financing	8,840	(4.4)	0	0	121
Other commercial	374,881	(0.4)	1,708	6,524	5,238
Total commercial	1,367,042	4.2	3,978	31,695	23,290

Residential:
Real estate construction	56,075	1.9	85	694	397
Real estate mortgage	697,601	0.1	688	9,999	4,939
Home equity	84,880	3.1	230	753	601
Total residential	838,556	0.5	1,003	11,446	5,937

Consumer:
Consumer direct	122,215	(0.3)	671	119	1,127
Consumer indirect	287,541	2.2	2,153	297	3,654
Total consumer	409,756	1.4	2,824	416	4,781

Total loans	$2,615,354	2.5%	$7,805	$43,557	$34,008

Asset Quality

CTBI’s total nonperforming loans were $43.6 million at December 31, 2013, a 21.0% increase from the $36.0 million at December 31, 2012.  The increase for the year included a $3.2 million increase in nonaccrual loans and a $4.4 million increase in the 90+ days past due category.  Loans 30-89 days past due at $16.0 million is a decrease of $11.1 million from December 31, 2012.  Our loan portfolio management processes focus on the immediate identification, management, and resolution of problem loans to maximize recovery and minimize loss.  Our loan risk management processes include weekly delinquent loan review meetings at the market levels and monthly delinquent loan review meetings involving senior corporate management to review all nonaccrual loans and loans 30 days or more past due.  Any activity regarding a criticized/classified loan (i.e. problem loan) must be approved by CTB’s Watch List Asset Committee (i.e. Problem Loan Committee).  CTB’s Watch List Asset Committee also meets on a quarterly basis and reviews every criticized/classified loan of $100,000 or greater.  We also have a Loan Review Department that reviews every market within CTB annually and performs extensive testing of the loan portfolio to assure the accuracy of loan grades and classifications for delinquency, troubled debt restructuring, impaired status, impairment, nonaccrual status, and adequate loan loss reserves.  The Loan Review Department has annually reviewed on average 94% of the outstanding commercial loan portfolio for the past three years.  The average annual review percentage of the consumer and residential loan portfolio for the past three years was 87% based on the loan production during the number of months included in the review scope which is generally four to six months.

Impaired loans, loans not expected to meet contractual principal and interest payments, at December 31, 2013 totaled $65.3 million compared to $62.5 million at December 31, 2012.  Included in certain loan categories of impaired loans are troubled debt restructurings that were classified as impaired.  At December 31, 2013, CTBI had $22.4 million in commercial loans secured by real estate, $7.8 million in commercial real estate construction loans, $9.9 million in commercial other loans, and $1.0 million in real estate mortgage loans that were modified in troubled debt restructurings and impaired.  Management evaluates all impaired loans for impairment and records a direct charge-off or provides specific reserves when necessary.

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

Our level of foreclosed properties at $39.2 million at December 31, 2013 was a decrease from $47.0 million at December 31, 2012.  Sales of foreclosed properties for the year ended December 31, 2013 totaled $12.7 million while new foreclosed properties totaled $7.4 million.  At December 31, 2013, the book value of properties under contracts to sell was $6.8 million; however, the closings had not occurred at year-end.

When foreclosed properties are acquired, appraisals are obtained and the properties are booked at the current market value less expected sales costs.  Additionally, periodic updated appraisals are obtained on unsold foreclosed properties.  When an updated appraisal reflects a market value below the current book value, a charge is booked to current earnings to reduce the property to its new market value less expected sales costs.  Charges to earnings in 2013 to reflect the decrease in current market values of foreclosed properties totaled $2.5 million.  There were 97 properties reappraised during 2013.  Of these, 44 were written down by a total of $1.8 million.  Charges during the year ended December 31, 2012 were $2.7 million.  Our policy for determining the frequency of periodic reviews is based upon consideration of the specific properties and the known or perceived market fluctuations in a particular market and is typically between 12 and 18 months but generally not more than 24 months.  Management anticipates that our foreclosed properties will remain elevated as we work through weak market conditions.

The major classifications of foreclosed properties are shown in the following table:

(in thousands) December 31	2013	2012
1-4 family	$8,640	$12,381
Agricultural/farmland	792	653
Construction/land development/other	20,278	23,823
Multifamily	1,456	1,281
Non-farm/non-residential	8,022	8,848
Total foreclosed properties	$39,188	$46,986

The appraisal aging analysis of foreclosed properties, as well as the holding period, at December 31, 2013 is shown below:

(in thousands)
Appraisal Aging Analysis		Holding Period Analysis
Days Since Last Appraisal	Current Book Value	Holding Period	Current Book Value
Up to 3 months	$1,984	Less than one year	$5,290
3 to 6 months	1,524	1 to 2 years	5,013
6 to 9 months	4,814	2 to 3 years	13,553
9 to 12 months	3,999	3 to 4 years	2,765
12 to 24 months	21,576	4 to 5 years	11,565
Over 24 months	5,291	Over 5 years	1,002
Total	$39,188	Total	$39,188

Net loan charge-offs for the year were $7.8 million, or 0.30% of average loans annualized, a decrease from prior year’s $9.4 million, or 0.37% of average loans annualized.  Of the total net charge-offs, $4.0 million were in commercial loans, $2.2 million were in indirect auto loans, and $0.8 million were in residential real estate mortgage loans.

Our loan loss reserve as a percentage of total loans outstanding at December 31, 2013 remained at 1.30% from December 31, 2012.  Our reserve coverage (allowance for loan and lease loss reserve to nonperforming loans) was 78.1% at December 31, 2013 compared to 92.3% at December 31, 2012.  The decline in our reserve coverage is the result of our nonaccrual loans increasing while the specific reserves allocated to this pool of loans declined, and our 90+ days and still accruing loans, which have no specific reserves assigned to them, also increased year over year.  The increase in our 90+ days and still accruing loans at December 31, 2013 was primarily the result of one credit which was not included in this pool at December 31, 2012 but was included in our impaired loan total with no impairment.  We consider all of our nonperforming loans to be impaired and as such, they are subjected to measurement for impairment.  At December 31, 2013, the actual impairment estimated to be inherent in our impaired loan pool had decreased by $1.0 million from prior year-end.  It is CTBI’s policy not to allow a loan to be classified as 90+ days past due and still accruing unless it is considered to be adequately collateralized providing for the collection of both principal and interest and in the process of collection.  As a result of this policy and the determination that these loans are adequately collateralized, no specific reserves are assigned to this pool of loans.

Contractual Obligations and Commitments

As disclosed in the notes to the consolidated financial statements, we have certain obligations and commitments to make future payments under contracts.  At December 31, 2013, the aggregate contractual obligations and commitments are:

Contractual Obligations:	Payments Due by Period
(in thousands)	Total	1 Year	2-5 Years	After 5 Years
Deposits without stated maturity	$1,527,245	$1,527,245	$0	$0
Certificates of deposit and other time deposits	1,327,829	1,144,975	182,503	351
Repurchase agreements and other short-term borrowings	220,532	220,532	0	0
Advances from Federal Home Loan Bank	1,286	126	727	433
Interest on advances from Federal Home Loan Bank*	76	24	51	1
Long-term debt	61,341	0	0	61,341
Interest on long-term debt*	58,474	1,163	10,916	46,395
Annual rental commitments under leases	8,699	1,867	4,016	2,816
Total contractual obligations	$3,205,482	$2,895,932	$198,213	$111,337

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

Other Commitments:	Amount of Commitment - Expiration by Period
(in thousands)	Total	1 Year	2-5 Years	After 5 Years
Standby letters of credit	$34,861	$27,969	$6,892	$0
Commitments to extend credit	410,803	321,207	77,504	12,092
Total other commitments	$445,664	$349,176	$84,396	$12,092

Commitments to extend credit and standby letters of credit do not necessarily represent future cash requirements in that these commitments often expire without being drawn upon.  Refer to note 17 to the consolidated financial statements for additional information regarding other commitments.

Liquidity and Market Risk

The objective of CTBI’s Asset/Liability management function is to maintain consistent growth in net interest income within our policy limits. This objective is accomplished through management of our consolidated balance sheet composition, liquidity, and interest rate risk exposures arising from changing economic conditions, interest rates, and customer preferences. The goal of liquidity management is to provide adequate funds to meet changes in loan and lease demand or deposit withdrawals. This is accomplished by maintaining liquid assets in the form of cash and cash equivalents and investment securities, sufficient unused borrowing capacity, and growth in core deposits. As of December 31, 2013, we had approximately $106.6 million in cash and cash equivalents and approximately $609.4 million in securities valued at estimated fair value designated as available-for-sale and available to meet liquidity needs on a continuing basis compared to $207.6 million and $603.3 million at December 31, 2012.  Additional asset-driven liquidity is provided by the remainder of the securities portfolio and the repayment of loans.  In addition to core deposit funding, we also have a variety of other short-term and long-term funding sources available.  We also rely on Federal Home Loan Bank advances for both liquidity and management of our asset/liability position.  Federal Home Loan Bank advances were $1.3 million at December 31, 2013 compared to $1.4 million at December 31, 2012.  As of December 31, 2013, we had a $342.6 million available borrowing position with the Federal Home Loan Bank compared to $320.9 million at December 31, 2012.  We generally rely upon net inflows of cash from financing activities, supplemented by net inflows of cash from operating activities, to provide cash for our investing activities.  As is typical of many financial institutions, significant financing activities include deposit gathering, use of short-term borrowing facilities such as repurchase agreements and federal funds purchased, and issuance of long-term debt.  At December 31, 2013 and December 31, 2012, we had $44 million in lines of credit with various correspondent banks available to meet any future cash needs.  Our primary investing activities include purchases of securities and loan originations.  We do not rely on any one source of liquidity and manage availability in response to changing consolidated balance sheet needs.  At December 31, 2013, federal funds sold were $8.6 million compared to $6.7 million at December 31, 2012, and deposits with the Federal Reserve were $28.5 million compared to $123.9 million at December 31, 2012.  Additionally, we project cash flows from our investment portfolio to generate additional liquidity over the next 90 days.

The investment portfolio consists of investment grade short-term issues suitable for bank investments.  The majority of the investment portfolio is in U.S. government and government sponsored agency issuances.  The average life of the portfolio is 4.83 years. At the end of 2013, available-for-sale (“AFS”) securities comprised approximately 99.7% of the total investment portfolio, and the AFS portfolio was approximately 148% of equity capital.  Eighty-four percent of the pledge eligible portfolio was pledged.

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

The following table shows our estimated earnings sensitivity profile as of December 31, 2013:

Change in Interest Rates (basis points)	Percentage Change in Net Interest Income (12 Months)
+400	2.27%
+300	1.39%
+200	0.66%
+100	0.28%
-25	(0.26)%

The following table shows our estimated earnings sensitivity profile as of December 31, 2012:

Change in Interest Rates (basis points)	Percentage Change in Net Interest Income (12 Months)
+400	3.28%
+300	2.02%
+200	0.95%
+100	0.40%
-25	(0.16)%

The simulation model used the yield curve spread evenly over a twelve-month period.  The measurement at December 31, 2013 estimates that our net interest income in an up-rate environment would increase by 2.27% at a 400 basis point change, 1.39% increase at a 300 basis point change, 0.66% increase at a 200 basis point change, and a 0.28% increase at a 100 basis point change.  In a down-rate environment, a 25 basis point decrease in interest rates would decrease net interest income by 0.26% over one year.  In order to reduce the exposure to interest rate fluctuations and to manage liquidity, we have developed sale procedures for several types of interest-sensitive assets.  Virtually all long-term, fixed rate single family residential mortgage loans underwritten according to Federal Home Loan Mortgage Corporation guidelines are sold for cash upon origination or originated under terms where they could be sold.  Periodically, additional assets such as commercial loans are also sold.  In 2013 and 2012, $134.7 million and $113.6 million, respectively, was realized on the sale of fixed rate residential mortgages.  We focus our efforts on consistent net interest revenue and net interest margin growth through each of the retail and wholesale business lines.  We do not currently engage in trading activities.

The preceding analysis was prepared using a rate ramp analysis which attempts to spread changes evenly over a specified time period as opposed to a rate shock which measures the impact of an immediate change.  Had these measurements been prepared using the rate shock method, the results would vary.

Our Static Repricing GAP as of December 31, 2013 is presented below.  In the 12 month repricing GAP, rate sensitive liabilities (“RSL”) exceeded rate sensitive assets (“RSA”) by $238.5 million.

(dollars in thousands)	1-3 Months		4-6 Months		7-9 Months		10-12 Months		2-3 Years		4-5 Years		> 5 Years

Assets	$1,402,802		$205,824		$194,047		$139,878		$519,838		$362,777		$757,852

Liabilities and Equity	841,436		355,071		406,003		578,498		896,441		59,387		446,182

Repricing difference	561,365		(149,247)		(211,956)		(438,620)		(376,602)		303,390		311,670

Cumulative GAP	561,365		412,118		200,162		(238,458)		(615,060)		(311,670)		0

RSA/RSL	1.67	x	0.58	x	0.48	x	0.24	x	0.58	x	6.11	x	1.70	x

Cumulative GAP to total assets	15.67%		11.50%		5.59%		(6.66)%		(17.17)%		(8.70)%		0.00%

Capital Resources

We continue to grow our shareholders’ equity while also providing an annual dividend yield for the year 2013 of 2.81% to shareholders.  Shareholders’ equity increased 3.0% from December 31, 2012 to $412.5 million at December 31, 2013.  Our primary source of capital growth is the retention of earnings.  Cash dividends were $1.27 per share for 2013 and $1.25 per share for 2012.  We retained 56.2% of our earnings in 2013 compared to 56.9% in 2012.

Regulatory guidelines require bank holding companies, commercial banks, and savings banks to maintain certain minimum capital ratios and define companies as “well-capitalized” that sufficiently exceed the minimum ratios.  The banking regulators may alter minimum capital requirements as a result of revising their internal policies and their ratings of individual institutions.  To be “well-capitalized” banks and bank holding companies must maintain a Tier 1 leverage ratio of no less than 5.0%, a Tier 1 risk based ratio of no less than 6.0%, and a total risk based ratio of no less than 10.0%.  Our ratios as of December 31, 2013 were 11.51%, 16.15%, and 17.40%, respectively, all exceeding the threshold for meeting the definition of “well-capitalized.”  See note 20 to the consolidated financial statements for further information.

As of December 31, 2013, we are not aware of any current recommendations by banking regulatory authorities which, if they were to be implemented, would have, or are reasonably likely to have, a material adverse impact on our liquidity, capital resources, or operations, except as provided for in the Dodd-Frank Act which is discussed in the Supervision and Regulation section of Item 1. Business, the Basel III Proposal which is discussed below, and the investigation by the Federal Reserve which is discussed in the Results of Operations and Financial Condition above.

Basel III

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

In November 2009, the FDIC issued a rule that required all insured depository institutions, with limited exceptions, to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011, and 2012.  The FDIC also adopted a uniform three-basis point increase in assessment rates effective on January 1, 2011.  In December 2009, CTBI paid $14.2 million in prepaid risk-based assessment, which included $0.9 million related to the fourth quarter of 2009 that would have otherwise been payable in the first quarter of 2010.  This amount was included in deposit insurance expense for 2009.  The remaining $13.3 million in prepaid deposit insurance was included in other assets on the consolidated balance sheet as of December 31, 2009.  During 2010, $3.9 million was expensed as a component of FDIC insurance and $0.9 million in prepaid deposit insurance was acquired from LaFollette, leaving $10.3 million in the prepaid.  During 2011, $2.9 million was expensed as a component of FDIC insurance, leaving $7.4 million in the prepaid.  During 2012, $2.4 million was expensed as a component of FDIC insurance, leaving $5.0 million in the prepaid.  During 2013, we received a refund of $4.4 million for overpayment of prepaid premiums and expensed the remaining $0.6 million from the prepaid.

FDIC insurance expense totaled $2.4 million, $2.6 million, and $3.2 million in 2013, 2012, and 2011.  FDIC insurance expense includes deposit insurance assessments and Financing Corporation (FICO) assessments.

On July 21, 2010, the Dodd-Frank Act was signed into law.  This law has significantly changed the current bank regulatory structure and affected the lending, deposit, investment, trading, and operating activities of financial institutions and their holding companies.  The Dodd-Frank Act requires various federal agencies to adopt a broad range of implementing rules and regulations, and to prepare numerous studies and reports for Congress.  The federal agencies have been given significant discretion in drafting the implementing rules and regulations, and consequently, many of the details and much of the impact of the Dodd-Frank Act are still unknown.

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

Since 2008 the U.S. economy has faced a severe economic crisis including a major recession from which it is slowly recovering.  Commerce and business growth across a wide range of industries and regions in the U.S. remains reduced and local governments and many businesses continue to experience financial difficulty.  While reflecting some improvement in many parts of the country and in parts of our own service area, unemployment levels remain elevated.  There can be no assurance that these conditions will continue to improve and these conditions could worsen.  Regionally, recent economic conditions in the coal industry are resulting in increased unemployment in the markets we serve where coal is a major contributor to the economy.  In addition, ongoing federal budget negotiations, the implementation of the Patient Protection and Affordable Care Act, the Federal Open Market Committee’s plan for economic easing, and the level of U.S. debt may have a destabilizing effect on financial markets.

Our financial performance generally, and in particular the ability of borrowers to pay interest on and repay principal of outstanding loans and the value of collateral securing those loans, as well as demand for loans and other products and services we offer, is highly dependent upon the business environment in the markets where we operate, in the states of Kentucky, West Virginia, and Tennessee and in the United States as a whole.  A favorable business environment is generally characterized by, among other factors, economic growth, efficient capital markets, low inflation, low unemployment, high business and investor confidence, and strong business earnings.  Unfavorable or uncertain economic and market conditions can be caused by declines in economic growth, business activity, or investor or business confidence; limitations on the availability or increases in the cost of credit and capital; increases in inflation or interest rates; high unemployment; natural disasters; or a combination of these or other factors.

Overall, during recent years, the business environment has been adverse for many households and businesses in the United States and worldwide.  While economic conditions in the United States and worldwide have improved since the recession, there can be no assurance that this improvement will continue.  Economic pressure on consumers and uncertainty regarding continuing economic improvement may result in changes in consumer and business spending, borrowing, and savings habits.  Such conditions could adversely affect the credit quality of our loans and our business, financial condition, and results of operations.

Stock Repurchase Program

CTBI’s stock repurchase program began in December 1998 with the authorization to acquire up to 500,000 shares and was increased by an additional 1,000,000 shares in July 2000 and in May 2003.  We have not repurchased any shares of our common stock since February 2008.  There are currently 288,519 shares remaining under CTBI’s current repurchase authorization.  As of December 31, 2013, a total of 2,211,481 shares have been repurchased through this program.  The following table shows Board authorizations and repurchases made through the stock repurchase program for the years 1998 through 2013:

	Board Authorizations	Repurchases*		Shares Available for Repurchase
		Average Price ($)	# of Shares
1998	500,000	-	0
1999	0	15.89	131,517
2000	1,000,000	11.27	694,064
2001	0	14.69	444,945
2002	0	19.48	360,287
2003	1,000,000	21.58	235,668
2004	0	25.45	55,000
2005	0	-	0
2006	0	-	0
2007	0	31.42	196,500
2008	0	28.08	93,500
2009	0	-	0
2010	0	-	0
2011	0	-	0
2012	0	-	0
2013	0	-	0
Total	2,500,000	17.52	2,211,481	288,519

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

Historical loss rates for loans are adjusted for significant factors that, in management’s judgment, reflect the impact of any current conditions on loss recognition.  While we generally review the historical loss rates over eight quarters and four quarters on a rolling average basis, recognizing the slow pace of economic recovery and the currently unknown impact of recent layoffs in coal-related employment in our geographic footprint, at December 31, 2013, management expanded our historical loss rate analysis to twelve rolling quarters.  Had we maintained our eight quarter and four quarter rolling average review periods, the “most likely” scenario would have been decreased by $5.9 million.  Factors that we consider include delinquency trends, current economic conditions and trends, strength of supervision and administration of the loan portfolio, levels of underperforming loans, level of recoveries to prior year’s charge-offs, trends in loan losses, industry concentrations and their relative strengths, amount of unsecured loans, and underwriting exceptions.  Based upon management’s judgment, “best case,” “worst case,” and “most likely” scenarios are determined.  The total of each of these weighted factors is then applied against the applicable portion of the portfolio and the ALLL is adjusted accordingly to approximate the most likely scenario.  Management continually reevaluates the other subjective factors included in its ALLL analysis.

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

Item 8. Financial Statements and Supplementary Data

Community Trust Bancorp, Inc.
Consolidated Balance Sheets

(dollars in thousands) December 31	2013	2012
Assets:
Cash and due from banks	$64,828	$73,451
Interest bearing deposits	33,200	127,438
Federal funds sold	8,613	6,671
Cash and cash equivalents	106,641	207,560

Certificates of deposit in other banks	9,568	5,336
Securities available-for-sale at fair value (amortized cost of $621,753 and $583,858, respectively)	609,405	603,343
Securities held-to-maturity at amortized cost (fair value of $1,601 and $1,659, respectively)	1,662	1,662
Loans held for sale	828	22,486

Loans	2,615,354	2,550,573
Allowance for loan and lease losses	(34,008)	(33,245)
Net loans	2,581,346	2,517,328

Premises and equipment, net	52,000	54,321
Federal Home Loan Bank stock	25,673	25,673
Federal Reserve Bank stock	4,886	4,885
Goodwill	65,490	65,490
Core deposit intangible (net of accumulated amortization of $7,925 and $7,712, respectively)	690	904
Bank owned life insurance	53,687	44,893
Mortgage servicing rights	3,424	2,364
Other real estate owned	39,188	47,537
Other assets	27,228	31,882
Total assets	$3,581,716	$3,635,664

Liabilities and shareholders’ equity:
Deposits
Noninterest bearing	$621,321	$606,448
Interest bearing	2,233,753	2,297,400
Total deposits	2,855,074	2,903,848

Repurchase agreements	208,067	210,120
Federal funds purchased and other short-term borrowings	12,465	12,314
Advances from Federal Home Loan Bank	1,286	1,429
Long-term debt	61,341	61,341
Other liabilities	30,991	46,268
Total liabilities	3,169,224	3,235,320

Shareholders’ equity:
Preferred stock, 300,000 shares authorized and unissued	-	-
Common stock, $5 par value, shares authorized 25,000,000; shares outstanding 2013 – 15,821,304; 2012 – 15,612,935	79,107	78,065
Capital surplus	167,122	160,670
Retained earnings	174,289	148,944
Accumulated other comprehensive income (loss), net of tax	(8,026)	12,665
Total shareholders’ equity	412,492	400,344

Total liabilities and shareholders’ equity	$3,581,716	$3,635,664

See notes to consolidated financial statements.

Consolidated Statements of Income and Comprehensive Income

(in thousands except per share data) Year Ended December 31	2013	2012	2011
Interest income:
Interest and fees on loans, including loans held for sale	$131,725	$137,653	$144,635
Interest and dividends on securities:
Taxable	12,425	12,009	10,133
Tax exempt	2,249	2,074	1,712
Interest and dividends on Federal Reserve Bank and Federal Home Loan Bank stock	1,367	1,433	1,374
Other, including interest on federal funds sold	361	553	606
Total interest income	148,127	153,722	158,460

Interest expense:
Interest on deposits	11,313	17,911	21,282
Interest on repurchase agreements and other short-term borrowings	940	1,240	1,625
Interest on advances from Federal Home Loan Bank	26	34	99
Interest on long-term debt	1,161	2,403	3,999
Total interest expense	13,440	21,588	27,005

Net interest income	134,687	132,134	131,455
Provision for loan losses	8,568	9,450	13,262
Net interest income after provision for loan losses	126,119	122,684	118,193

Noninterest income:
Service charges on deposit accounts	24,650	23,996	25,576
Gains on sales of loans, net	3,098	2,562	1,749
Trust and wealth management income	8,199	6,918	6,354
Loan related fees	4,697	4,042	2,372
Bank owned life insurance	2,747	1,760	1,721
Brokerage revenue	2,245	2,209	2,667
Securities gains (losses)	(45)	1,155	218
Other noninterest income	3,713	3,315	3,175
Total noninterest income	49,304	45,957	43,832

Noninterest expense:
Officer salaries and employee benefits	10,432	10,561	8,379
Other salaries and employee benefits	42,411	41,327	40,416
Occupancy, net	7,804	7,546	7,929
Equipment	3,865	3,876	3,750
Data processing	7,308	6,394	6,495
Bank franchise tax	4,493	4,571	4,290
Legal fees	2,392	2,154	2,644
Professional fees	1,790	1,545	1,256
FDIC insurance	2,442	2,553	3,192
Other real estate owned provision and expense	5,154	5,267	8,604
Repossession expense	1,522	1,707	3,733
Other noninterest expense	20,638	16,053	15,699
Total noninterest expense	110,251	103,554	106,387

Income before income taxes	65,172	65,087	55,638
Income taxes	20,000	20,225	16,811
Net income	$45,172	$44,862	$38,827

Other comprehensive income (loss):
Unrealized holding gains (losses) on securities available-for-sale:
Unrealized holding gains (losses) arising during the period	(31,878)	4,973	9,868
Less: Reclassification adjustments for realized (gains) losses included in net income	45	(1,155)	(218)
Tax (benefit) expense	(11,142)	1,336	3,378
Other comprehensive income (loss), net of tax	(20,691)	2,482	6,272
Comprehensive income	$24,481	$47,344	$45,099

Basic earnings per share	$2.90	$2.90	$2.54
Diluted earnings per share	$2.88	$2.89	$2.53

Weighted average shares outstanding-basic	15,598	15,466	15,313
Weighted average shares outstanding-diluted	15,673	15,521	15,364

Dividends declared per share	$1.27	$1.25	$1.23
See notes to consolidated financial statements.

Consolidated Statements of Changes in Shareholders’ Equity

(in thousands except per share and share amounts)	Common Shares	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Total
Balance, January 1, 2011	15,334,410	$76,673	$154,615	$103,439	$3,911	$338,638
Net income				38,827		38,827
Net change in unrealized gain/loss on securities available-for-sale, net of tax of ($3,378)					6,272	6,272
Cash dividends declared ($1.23 per share)				(18,835)		(18,835)
Issuance of common stock	50,256	251	1,040			1,291
Issuance of restricted stock	45,542	228	(228)			0
Forfeiture of restricted stock	(216)	(1)	1			0
Stock-based compensation and related excess tax benefits			673			673
Balance, December 31, 2011	15,429,992	77,151	156,101	123,431	10,183	366,866
Net income				44,862		44,862
Net change in unrealized gain/loss on securities available-for-sale, net of tax of ($1,336)					2,482	2,482
Cash dividends declared ($1.25 per share)				(19,349)		(19,349)
Issuance of common stock	182,612	912	3,483			4,395
Issuance of restricted stock	331	2	(2)			0
Stock-based compensation and related excess tax benefits			1,088			1,088
Balance, December 31, 2012	15,612,935	78,065	160,670	148,944	12,665	400,344
Net income				45,172		45,172
Net change in unrealized gain/loss on securities available-for-sale, net of tax of $11,142					(20,691)	(20,691)
Cash dividends declared ($1.27 per share)				(19,827)		(19,827)
Issuance of common stock	207,506	1,038	5,310			6,348
Issuance of restricted stock	863	4	(4)			0
Stock-based compensation and related excess tax benefits			1,146			1,146
Balance, December 31, 2013	15,821,304	$79,107	$167,122	$174,289	$(8,026)	$412,492

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows

(in thousands) Year Ended December 31	2013	2012	2011
Cash flows from operating activities:
Net income	$45,172	$44,862	$38,827
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,562	4,324	4,216
Deferred taxes	582	5,441	(94)
Stock-based compensation	698	592	650
Excess tax benefits of stock-based compensation	572	496	23
Provision for loan losses	8,568	9,450	13,262
Write-downs of other real estate owned and other repossessed assets	2,480	2,704	6,464
Securities (gains) losses	45	(1,155)	(218)
Gains on sale of mortgage loans held for sale	(3,098)	(2,562)	(1,749)
(Gains)/losses on sale of assets, net	(19)	328	(34)
Proceeds from sale of mortgage loans held for sale	134,695	113,632	81,095
Funding of mortgage loans held for sale	(109,939)	(133,021)	(79,427)
Amortization of securities premiums and discounts, net	3,976	5,375	3,719
Change in cash surrender value of bank owned life insurance	(1,488)	(1,410)	(1,407)
Death benefits received on bank owned life insurance	0	0	79
Mortgage servicing rights:
Fair value adjustments	(206)	559	1,405
New servicing assets created	(854)	(641)	(526)
Changes in:
Other assets	4,647	1,792	(746)
Other liabilities	323	7,130	(1,213)
Net cash provided by operating activities	90,716	57,896	64,326

Cash flows from investing activities:
Certificates of deposit in other banks:
Purchase of certificates of deposit	(4,472)	0	0
Maturity of certificates of deposit	240	6,539	2,887
Securities available-for-sale (AFS):
Purchase of AFS securities	(197,264)	(285,795)	(312,615)
Proceeds from sales of AFS securities	42,936	39,856	12,045
Proceeds from prepayments and maturities of AFS securities	112,412	169,592	117,996
Securities held-to-maturity (HTM):
Purchase of HTM securities	0	0	(480)
Proceeds from prepayments and maturities of HTM securities	0	0	480
Change in loans, net	(76,442)	(7,664)	4,632
Purchase of premises and equipment	(2,105)	(4,301)	(3,116)
Proceeds from sale of premises and equipment	48	108	271
Asset retirement	0	167	0
Additional investment in Federal Reserve Bank stock	(1)	(2)	(449)
Proceeds from sale of other real estate owned and repossessed assets	9,914	11,082	9,258
Additional investment in other real estate owned	(6)	(545)	(744)
Additional investment in bank owned life insurance	(7,306)	0	(2,458)
Net cash used in investing activities	(122,046)	(70,963)	(172,293)

Cash flows from financing activities:
Change in deposits, net	(48,774)	25,489	172,242
Change in repurchase agreements, federal funds purchased, and other short-term borrowings, net	(1,902)	(7,847)	32,326
Advances from Federal Home Loan Bank	30,000	0	571
Payments on advances from Federal Home Loan Bank	(30,143)	(20,180)	(200)
Issuance of common stock	6,348	4,395	1,291
Excess tax benefits of stock-based compensation	(572)	(496)	(23)
Dividends paid	(24,546)	(19,215)	(18,742)
Net cash provided by (used in) financing activities	(69,589)	(17,854)	187,465
Net increase (decrease) in cash and cash equivalents	(100,919)	(30,921)	79,498
Cash and cash equivalents at beginning of year	207,560	238,481	158,983
Cash and cash equivalents at end of year	$106,641	$207,560	$238,481

Supplemental disclosures:
Income taxes paid	$20,339	$11,325	$13,680
Interest paid	13,717	22,451	27,682
Non-cash activities:
Loans to facilitate the sale of other real estate owned and other repossessed assets	3,528	7,768	2,517
Common stock dividends accrued, paid in subsequent quarter	167	4,887	4,753
Real estate acquired in settlement of loans	7,384	12,031	31,536

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

Given the volatility of current economic conditions, the values of assets and liabilities recorded in the financial statements could change rapidly, resulting in material future adjustments in asset values, the allowance for loan and lease losses, and capital.

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

Historical loss rates for loans are adjusted for significant factors that, in management’s judgment, reflect the impact of any current conditions on loss recognition.  While we generally review the historical loss rates over eight quarters and four quarters on a rolling average basis, recognizing the slow pace of economic recovery and the currently unknown impact of recent layoffs in coal-related employment in our geographic footprint, at December 31, 2013, management expanded our historical loss rate analysis to twelve rolling quarters.  Had we maintained our eight quarter and four quarter rolling average review periods, the “most likely” scenario would have been decreased by $5.9 million.  Factors that we consider include delinquency trends, current economic conditions and trends, strength of supervision and administration of the loan portfolio, levels of underperforming loans, level of recoveries to prior year’s charge-offs, trends in loan losses, industry concentrations and their relative strengths, amount of unsecured loans, and underwriting exceptions.  Based upon management’s judgment, “best case,” “worst case,” and “most likely” scenarios are determined.  The total of each of these weighted factors is then applied against the applicable portion of the portfolio and the ALLL is adjusted accordingly to approximate the most likely scenario.  Management continually reevaluates the other subjective factors included in its ALLL analysis.

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

The activity to goodwill and core deposit intangible for the years ended December 31, 2013, 2012, and 2011 are shown below.

Goodwill:

(in thousands)	2013	2012	2011
Beginning balance, January 1	$65,490	$65,490	$65,499
Acquisition adjustments	0	0	(9)
Ending balance, December 31	$65,490	$65,490	$65,490

Core Deposit Intangible:

(in thousands)	2013	2012	2011
Beginning balance, January 1	$904	$1,117	$1,342
Amortization	(214)	(213)	(213)
Acquisition adjustments	0	0	(12)
Ending balance, December 31	$690	$904	$1,117

Amortization of core deposit intangible is estimated at approximately $0.2 million annually for years one through three and $0.1 million for year four, at which time core deposit intangible will be fully amortized.

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

The amendments apply to all public and private companies that report items of other comprehensive income.  Public companies are required to comply with these amendments for all reporting periods (interim and annual).  The amendments are effective for reporting periods beginning after December 15, 2012, for public companies.  The adoption of ASU No. 2013-02 did not have a material impact on CTBI’s consolidated financial statements.  See note 23 for additional information.

➢ Accounting for Investments in Qualified Affordable Housing Projects – In January 2104, the FASB issued ASU No. 2014-01, Investments—Equity Method and Joint Ventures (Topic 323):  Accounting for Investments in Qualified Affordable Housing Projects, which enables companies that invest in affordable housing projects that qualify for the low-income housing tax credit (LIHTC) to elect to use the proportional amortization method if certain conditions are met.  Under the proportional amortization method, the initial investment cost of the project is amortized in proportion to the amount of tax credits and benefits received, with the results of the investment presented on a net basis as a component of income tax expense (benefit).  ASU 2014-01 is effective for interim and annual periods beginning after December 15, 2014, with early adoption permitted.  We are currently evaluating the impact of adopting ASU 2014-01, but we do not expect the adoption to have a material effect on CTBI’s financial condition or results of operations.

➢ Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure – In January 2014, the FASB also issued ASU No. 2014-04, Receivables—Troubled Debt Restructurings by Creditors (Subtopic 310-40):  Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure, which clarifies when an in-substance foreclosure or repossession of residential real estate property occurs, requiring a creditor to reclassify the loan to other real estate.  According to ASU 2014-04, a consumer mortgage loan should be reclassified to other real estate either upon the creditor obtaining legal title to the real estate collateral or when the borrower voluntarily conveys all interest in the real estate property to the creditor through a deed in lieu of foreclosure or similar legal agreement.  ASU 2014-04 also clarifies that a creditor should not delay reclassification when a borrower has a legal right of redemption.  Our current practice is consistent with the new guidance.  We expect to adopt ASU 2014-04 in the first quarter 2015 and do not expect the adoption to have a material effect on CTBI’s financial condition or results of operations.

2.  Cash and Due from Banks and Interest Bearing Deposits

Included in cash and due from banks and interest bearing deposits are amounts required to be held at the Federal Reserve or maintained in vault cash in accordance with regulatory reserve requirements.  The balance requirements were $60.0 million and $56.8 million at December 31, 2013 and 2012, respectively.

Effective July 21, 2010, the FDIC’s insurance limits were permanently increased to $250,000.  At December 31, 2013, CTBI had cash accounts which exceeded federally insured limits with $28.5 million in deposits with the Federal Reserve, $23.9 million in deposits with Fifth Third Bank, and $4.7 million in deposits with the Federal Home Loan Bank which are not subject to FDIC insurance.

Pursuant to legislation enacted in 2010, the FDIC fully insured all noninterest bearing transaction accounts December 31, 2010 through December 31, 2012, at all FDIC insured institutions.  Effective January 1, 2013, money in noninterest-bearing transaction accounts (including IOLTA/IOLA) no longer receive unlimited deposit insurance coverage from the FDIC, but are FDIC-insured up to the legal maximum of $250,000 for each ownership category.

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

The amortized cost and fair value of securities at December 31, 2013 are summarized as follows:

Available-for-Sale

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury and government agencies	$65,524	$225	$(5,139)	$60,610
State and political subdivisions	118,055	1,907	(3,259)	116,703
U.S. government sponsored agency mortgage-backed securities	383,174	4,325	(8,189)	379,310
Total debt securities	566,753	6,457	(16,587)	556,623
Marketable equity securities	55,000	0	(2,218)	52,782
Total available-for-sale securities	$621,753	$6,457	$(18,805)	$609,405

Held-to-Maturity

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury and government agencies	$480	$0	$(62)	$418
State and political subdivisions	1,182	1	0	1,183
Total held-to-maturity securities	$1,662	$1	$(62)	$1,601

The amortized cost and fair value of securities at December 31, 2012 are summarized as follows:

Available-for-Sale

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury and government agencies	$60,625	$463	$(173)	$60,915
State and political subdivisions	107,987	5,369	(135)	113,221
U.S. government sponsored agency mortgage-backed securities	370,246	13,347	(12)	383,581
Total debt securities	538,858	19,179	(320)	557,717
Marketable equity securities	45,000	791	(165)	45,626
Total available-for-sale securities	$583,858	$19,970	$(485)	$603,343

Held-to-Maturity

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury and government agencies	$480	$0	$(4)	$476
State and political subdivisions	1,182	1	0	1,183
Total held-to-maturity securities	$1,662	$1	$(4)	$1,659

The amortized cost and fair value of securities at December 31, 2013 by contractual maturity are shown below.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale		Held-to-Maturity
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$3,844	$3,863	$0	$0
Due after one through five years	29,673	30,137	0	0
Due after five through ten years	117,690	112,175	1,182	1,183
Due after ten years	32,372	31,138	480	418
U.S. government sponsored agency mortgage-backed securities	383,174	379,310	0	0
Total debt securities	566,753	556,623	1,662	1,601
Marketable equity securities	55,000	52,782	0	0
Total securities	$621,753	$609,405	$1,662	$1,601

There was a combined loss of $45 thousand due to sales of seven mortgage-backed securities and an agency security and partial calls of two municipal securities. A pre-tax gain of $612 thousand and a pre-tax loss of $657 thousand were realized during the year.  There was a combined gain of $1.2 million realized in 2012 due to sales of four agency securities, one mortgage-backed security, and five auction rate securities and a call of a municipal security.  A pre-tax gain of $2.4 million and a pre-tax loss of $1.2 million were realized in 2012.  There was a pre-tax gain of $218 thousand realized in 2011 due to the sale of an agency security.

 The amortized cost of securities pledged as collateral, to secure public deposits and for other purposes, was $257.5 million at December 31, 2013 and $262.4 million at December 31, 2012.

The amortized cost of securities sold under agreements to repurchase amounted to $255.4 million at December 31, 2013 and $237.3 million at December 31, 2012.

Certain investments in debt and marketable equity securities are reported in the financial statements at amounts less than their historical costs.  CTBI evaluates its investment portfolio on a quarterly basis for impairment.  The analysis performed as of December 31, 2013 indicates that all impairment is considered temporary, market driven, and not credit-related.  The percentage of total investments with unrealized losses as of December 31, 2013 was 67.8% compared to 14.8% as of December 31, 2012 as a result of changes in the market rates during 2013.  The following tables provide the amortized cost, gross unrealized losses, and fair market value, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position as of December 31, 2013 that are not deemed to be other-than-temporarily impaired.

Available-for-Sale

(in thousands)	Amortized Cost	Gross Unrealized Losses	Fair Value
Less Than 12 Months
U.S. Treasury and government agencies	$21,750	$(1,617)	$20,133
State and political subdivisions	57,165	(2,789)	54,376
U.S. government sponsored agency mortgage-backed securities	248,705	(8,182)	240,523
Total debt securities	327,620	(12,588)	315,032
Marketable equity securities	55,000	(2,218)	52,782
Total <12 months temporarily impaired AFS securities	382,620	(14,806)	367,814

12 Months or More
U.S. Treasury and government agencies	35,750	(3,522)	32,228
State and political subdivisions	7,639	(470)	7,169
U.S. government sponsored agency mortgage-backed securities	6,579	(7)	6,572
Total debt securities	49,968	(3,999)	45,969
Marketable equity securities	0	0	0
Total ≥12 months temporarily impaired AFS securities	49,968	(3,999)	45,969

Total
U.S. Treasury and government agencies	57,500	(5,139)	52,361
State and political subdivisions	64,804	(3,259)	61,545
U.S. government sponsored agency mortgage-backed securities	255,284	(8,189)	247,095
Total debt securities	377,588	(16,587)	361,001
Marketable equity securities	55,000	(2,218)	52,782
Total temporarily impaired AFS securities	$432,588	$(18,805)	$413,783

Held-to-Maturity

(in thousands)	Amortized Cost	Gross Unrealized Losses	Fair Value
12 Months or More
U.S. Treasury and government agencies	$480	$(62)	$418
Total temporarily impaired HTM securities	$480	$(62)	$418

U.S. Treasury and Government Agencies

The unrealized losses in U.S. Treasury and government agencies were caused by interest rate increases.  The contractual terms of those investments do not permit the issuer to settle the securities at a price less than amortized cost.  Because CTBI does not intend to sell the investments and it is not more likely than not that we will be required to sell the investments before recovery of their amortized cost, which may be maturity, CTBI does not consider those investments to be other-than-temporarily impaired at December 31, 2013.

State and Political Subdivisions

The unrealized losses in securities of state and political subdivisions were caused by interest rate increases.  The contractual terms of those investments do not permit the issuer to settle the securities at a price less than amortized cost.  Because CTBI does not intend to sell the investments before recovery of their amortized cost, which may be maturity, CTBI does not consider those investments to be other-than-temporarily impaired at December 31, 2013.

U.S. Government Sponsored Agency Mortgage-Backed Securities

The unrealized losses in U.S. government sponsored agency mortgage-backed securities were caused by interest rate increases.  CTBI expects to recover the amortized cost basis over the term of the securities.  Because the decline in market value is attributable to changes in interest rates and not credit quality, and because CTBI does not intend to sell the investments and it is not more likely than not we will be required to sell the investments before recovery of their amortized cost, which may be maturity, CTBI does not consider those investments to be other-than-temporarily impaired at December 31, 2013.

Marketable Equity Securities

CTBI’s investments in marketable equity securities consist primarily of investments in fixed income mutual funds ($52.8 million of the total fair value and $2.2 million of the total unrealized losses in common stock investments).  Within CTBI’s fixed income mutual funds is a fund that invests in mortgages which is approximately 54% of the total fair value and 68% of CTBI’s total unrealized losses and a fund that invests in CRA eligible investments which is approximately 46% of the total fair value and 32% of CTBI’s total unrealized losses.  The severity of the impairment (fair value is approximately 2.8% to 5.0% less than cost) and the duration of the impairment (less than twelve months) correlates with the rise in interest rates during the latter half of 2013.  CTBI evaluated the near-term prospects of these funds in relation to the severity and duration of the impairment.  Based on that evaluation, CTBI does not consider those investments to be other-than-temporarily impaired at December 31, 2013.

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

Available-for-Sale

(in thousands)	Amortized Cost	Gross Unrealized Losses	Fair Value
Less Than 12 Months
U.S. Treasury and government agencies	$47,576	$(173)	$47,403
State and political subdivisions	11,126	(135)	10,991
U.S. government sponsored agency mortgage-backed securities	10,563	(12)	10,551
Total debt securities	69,265	(320)	68,945
Marketable equity securities	20,000	(165)	19,835
Total < 12 months temporarily impaired AFS securities	89,265	(485)	88,780

Total
U.S. Treasury and government agencies	47,576	(173)	47,403
State and political subdivisions	11,126	(135)	10,991
U.S. government sponsored agency mortgage-backed securities	10,563	(12)	10,551
Total debt securities	69,265	(320)	68,945
Marketable equity securities	20,000	(165)	19,835
Total temporarily impaired AFS securities	$89,265	$(485)	88,780

Held-to-Maturity

(in thousands)	Amortized Cost	Gross Unrealized Losses	Fair Value
Less Than 12 Months
U.S. Treasury and government agencies	$480	$(4)	$476
Total temporarily impaired HTM securities	$480	$(4)	$476

4.  Loans

Major classifications of loans, net of unearned income, deferred loan origination costs, and net premiums on acquired loans, are summarized as follows:

(in thousands)	December 31 2013	December 31 2012
Commercial construction	$110,779	$119,447
Commercial secured by real estate	872,542	807,213
Equipment lease financing	8,840	9,246
Commercial other	374,881	376,348
Real estate construction	56,075	55,041
Real estate mortgage	697,601	696,928
Home equity	84,880	82,292
Consumer direct	122,215	122,581
Consumer indirect	287,541	281,477
Total loans	$2,615,354	$2,550,573

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

Not included in the loan balances above were loans held for sale in the amount of $0.8 million at December 31, 2013 and $22.5 million at December 31, 2012, respectively.  The amount of capitalized fees and costs under ASC 310-20, included in the above loan totals were $3 thousand and $0.4 million at December 31, 2013 and 2012, respectively.

Refer to note 1 to the condensed consolidated financial statements for further information regarding our nonaccrual policy.  Nonaccrual loans segregated by class of loans were as follows:

(in thousands)	December 31 2013	December 31 2012
Commercial:
Commercial construction	$4,519	$5,955
Commercial secured by real estate	6,576	5,572
Commercial other	2,801	1,655

Residential:
Real estate construction	481	315
Real estate mortgage	5,152	3,153
Home equity	429	141
Total nonaccrual loans	$19,958	$16,791

The following tables present CTBI’s loan portfolio aging analysis, segregated by class, as of December 31, 2013 and 2012:

	December 31, 2013
(in thousands)	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Current	Total Loans	90+ and Accruing*
Commercial:
Commercial construction	$250	$166	$6,012	$6,428	$104,351	$110,779	$1,673
Commercial secured by real estate	3,703	1,982	16,660	22,345	850,197	872,542	12,403
Equipment lease financing	0	0	0	0	8,840	8,840	0
Commercial other	344	422	6,156	6,922	367,959	374,881	3,723
Residential:
Real estate construction	81	383	694	1,158	54,917	56,075	213
Real estate mortgage	1,274	4,419	9,346	15,039	682,562	697,601	4,847
Home equity	786	330	737	1,853	83,027	84,880	324
Consumer:
Consumer direct	1,063	291	119	1,473	120,742	122,215	119
Consumer indirect	2,750	668	297	3,715	283,826	287,541	297
Total	$10,251	$8,661	$40,021	$58,933	$2,556,421	$2,615,354	$23,599

	December 31, 2012
(in thousands)	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Current	Total Loans	90+ and Accruing*
Commercial:
Commercial construction	$1,413	$312	$9,598	$11,323	$108,124	$119,447	$3,778
Commercial secured by real estate	9,733	1,633	10,456	21,822	785,391	807,213	5,943
Equipment lease financing	0	0	0	0	9,246	9,246	0
Commercial other	259	1,142	5,164	6,565	369,783	376,348	3,867
Residential:
Real estate construction	248	572	511	1,331	53,710	55,041	196
Real estate mortgage	2,765	4,029	7,138	13,932	682,996	696,928	4,511
Home equity	921	102	565	1,588	80,704	82,292	441
Consumer:
Consumer direct	1,360	336	98	1,794	120,787	122,581	98
Consumer indirect	2,772	907	381	4,060	277,417	281,477	381
Total	$19,471	$9,033	$33,911	$62,415	$2,488,158	$2,550,573	$19,215

*90+ and Accruing are also included in 90+ Days Past Due column.

The risk characteristics of CTBI’s material portfolio segments are as follows:

Commercial construction loans generally are made to customers for the purpose of building income-producing properties.  Personal guarantees of the principals are generally required.  Such loans are made on a projected cash flow basis and are secured by the project being constructed.  Construction loan draw procedures are included in each specific loan agreement, including required documentation items and inspection requirements.  Construction loans may convert to term loans at the end of the construction period, or may be repaid by the take-out commitment from another financing source.  If the loan is to convert to a term loan, the repayment ability is based on the borrower’s projected cash flow.  Risk is mitigated during the construction phase by requiring proper documentation and inspections whenever a draw is requested.  Loans in amounts greater that $500,000 generally require a performance bond to be posted by the general contractor to assure completion of the project.

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

Equipment lease financing is underwritten by our commercial lenders using the same underwriting standards as would be applied to a secured commercial loan requesting 100% financing.  The pricing for equipment lease financing is comparable to that of borrowers with similar quality commercial credits with similar collateral.  Maximum terms of equipment leasing are determined by the type and expected life of the equipment to be leased.  Residual values are determined by appraisals or opinion letters from industry experts.  Leases must be in conformity with our consolidated annual tax plan.  As we underwrite our equipment lease financing in a manner similar to our commercial loan portfolio described below, the risk characteristics for this portfolio mirror that of the commercial loan portfolio.

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

With respect to residential loans that are secured by 1-4 family residences and are generally owner occupied, CTBI generally establishes a maximum loan-to-value ratio and requires private mortgage insurance if that ratio is exceeded.  Home equity loans are typically secured by a subordinate interest in 1-4 family residences. Residential construction loans are handled through the home mortgage area of the bank.  The repayment ability of the borrower and the maximum loan-to-value ratio are calculated using the normal mortgage lending criteria.  Draws are processed based on percentage of completion stages including normal inspection procedures.  Such loans generally convert to term loans after the completion of construction.

Consumer loans are secured by consumer assets such as automobiles or recreational vehicles.  Some consumer loans are unsecured such as small installment loans and certain lines of credit.  Our determination of a borrower’s ability to repay these loans is primarily dependent on the personal income and credit rating of the borrowers, which can be impacted by economic conditions in their market areas such as unemployment levels.  Repayment can also be impacted by changes in property values on residential properties.  Risk is mitigated by the fact that the loans are of smaller individual amounts and spread over a large number of borrowers.

The indirect lending area of the bank generally deals with purchasing/funding consumer contracts with new and used automobile dealers.  The dealers generate consumer loan applications which are forwarded to the indirect loan processing area for approval or denial.  Loan approvals or denials are based on the creditworthiness and repayment ability of the borrower, and on the collateral value.  The dealers may have recourse agreements with the Bank.

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

The following tables present the credit risk profile of CTBI’s commercial loan portfolio based on rating category and payment activity, segregated by class of loans, as of December 31, 2013 and 2012:

(in thousands)	Commercial Construction	Commercial Secured by Real Estate	Equipment Leases	Commercial Other	Total
December 31, 2013
Pass	$85,699	$746,202	$8,840	$321,819	$1,162,559
Watch	13,519	77,561	0	32,800	123,880
OAEM	0	6,639	0	6,200	12,839
Substandard	7,208	37,334	0	11,772	56,314
Doubtful	4,353	4,806	0	2,291	11,450
Total	$110,779	$872,542	$8,840	$374,881	$1,367,042

December 31, 2012
Pass	$92,140	$665,764	$9,246	$328,646	$1,095,796
Watch	12,915	79,517	0	28,760	121,192
OAEM	1,054	16,532	0	2,816	20,402
Substandard	7,383	40,021	0	14,878	62,282
Doubtful	5,955	5,379	0	1,248	12,582
Total	$119,447	$807,213	$9,246	$376,348	$1,312,254

The following tables present the credit risk profile of CTBI’s residential real estate and consumer loan portfolios based on performing or nonperforming status, segregated by class, as of December 31, 2013 and 2012:

(in thousands)	Real Estate Construction	Real Estate Mortgage	Home Equity	Consumer Direct	Consumer Indirect	Total
December 31, 2013
Performing	$55,381	$687,602	$84,127	$122,096	$287,244	$1,236,450
Nonperforming (1)	694	9,999	753	119	297	11,862
Total	$56,075	$697,601	$84,880	$122,215	$287,541	$1,248,312

December 31, 2012
Performing	$54,530	$689,264	$81,710	$122,483	$281,096	$1,229,083
Nonperforming (1)	511	7,664	582	98	381	9,236
Total	$55,041	$696,928	$82,292	$122,581	$281,477	$1,238,319

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

The following table presents impaired loans, the average investment in impaired loans, and interest income recognized on impaired loans for the years ended December 31, 2013, 2012, and 2011:

	December 31, 2013
(in thousands)	Recorded Balance	Unpaid Contractual Principal Balance	Specific Allowance	Average Investment in Impaired Loans	*Interest Income Recognized
Loans without a specific valuation allowance:
Commercial construction	$5,457	$5,458	$0	$5,595	$240
Commercial secured by real estate	35,258	36,173	0	32,472	1,231
Commercial other	14,839	16,435	0	15,396	568
Real estate mortgage	1,024	1,024	0	934	43

Loans with a specific valuation allowance:
Commercial construction	4,353	4,359	1,189	4,935	0
Commercial secured by real estate	4,039	4,326	1,005	5,033	1
Commercial other	330	453	102	525	0

Totals:
Commercial construction	9,810	9,817	1,189	10,530	240
Commercial secured by real estate	39,297	40,499	1,005	37,505	1,232
Commercial other	15,169	16,888	102	15,921	568
Real estate mortgage	1,024	1,024	0	934	43
Total	$65,300	$68,228	$2,296	$64,890	$2,083

	December 31, 2012
(in thousands)	Recorded Balance	Unpaid Contractual Principal Balance	Specific Allowance	Average Investment in Impaired Loans	*Interest Income Recognized
Loans without a specific valuation allowance:
Commercial construction	$3,692	$4,146	$0	$4,249	$97
Commercial secured by real estate	35,046	35,818	0	35,542	1,337
Commercial other	13,285	15,484	0	11,083	416
Real estate mortgage	695	695	0	481	30

Loans with a specific valuation allowance:
Commercial construction	5,703	6,933	1,820	6,585	0
Commercial secured by real estate	3,067	3,189	1,090	3,243	0
Commercial other	1,010	2,331	338	1,441	0

Commercial construction	9,395	11,079	1,820	10,834	97
Commercial secured by real estate	38,113	39,007	1,090	38,785	1,337
Commercial other	14,295	17,815	338	12,524	416
Real estate mortgage	695	695	0	481	30
Total	$62,498	$68,596	$3,248	$62,624	$1,880

	December 31, 2011
(in thousands)	Recorded Balance	Unpaid Contractual Principal Balance	Specific Allowance	Average Investment in Impaired Loans	*Interest Income Recognized
Loans without a specific valuation allowance:
Commercial construction	$4,778	$4,778	$0	$8,992	$252
Commercial secured by real estate	27,811	29,765	0	31,480	1,543
Commercial other	1,770	2,501	0	3,392	143

Loans with a specific valuation allowance:
Commercial construction	5,794	6,643	2,203	7,681	0
Commercial secured by real estate	3,525	3,669	1,156	4,747	23
Commercial other	3,432	6,022	1,310	5,071	22

Commercial construction	10,572	11,421	2,203	16,673	252
Commercial secured by real estate	31,336	33,434	1,156	36,227	1,566
Commercial other	5,202	8,523	1,310	8,463	165
Total	$47,110	$53,378	$4,669	$61,363	$1,983

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

During 2013, certain loans were modified in troubled debt restructurings, where economic concessions were granted to borrowers consisting of reductions in the interest rates, payment extensions, forgiveness of principal, and forbearances.  Presented below, segregated by class of loans, are troubled debt restructurings that occurred during the years ended December 31, 2013 and 2012:

	Year Ended December 31, 2013
(in thousands)	Number of Loans	Term Modification	Rate Modification	Combination	Post-Modification Outstanding Balance
Commercial:
Commercial construction	6	$2,603	$0	$0	$2,603
Commercial secured by real estate	27	2,568	0	2,920	5,488
Commercial other	30	6,471	0	152	6,623
Residential:
Real estate mortgage	1	373	0	0	373
Total troubled debt restructurings	64	$12,015	$0	$3,072	$15,087
	Year Ended December 31, 2012
(in thousands)	Number of Loans	Term Modification	Rate Modification	Combination	Post-Modification Outstanding Balance
Commercial:
Commercial construction	5	$557	$0	$0	$557
Commercial secured by real estate	11	3,624	0	882	4,506
Commercial other	22	3,217	0	11	3,228
Residential:
Real estate mortgage	1	0	391	0	391
Total troubled debt restructurings	39	$7,398	$391	$893	$8,682

No charge-offs have resulted from modifications for any of the presented periods.

Loans retain their accrual status at the time of their modification. As a result, if a loan is on nonaccrual at the time it is modified, it stays as nonaccrual, and if a loan is on accrual at the time of the modification, it generally stays on accrual.  Commercial and consumer loans modified in a troubled debt restructuring are closely monitored for delinquency as an early indicator of possible future default.  If loans modified in a troubled debt restructuring subsequently default, CTBI evaluates the loan for possible further impairment.  The allowance for loan and lease losses may be increased, adjustments may be made in the allocation of the allowance, or partial charge-offs may be taken to further write-down the carrying value of the loan.  Presented below, segregated by class of loans, are loans that were modified as troubled debt restructurings within the past twelve months which have subsequently defaulted.  CTBI considers a loan in default when it is 90 days or more past due or transferred to nonaccrual.

(in thousands)	Year Ended December 31, 2013
	Number of Loans	Recorded Balance
Commercial:
Commercial secured by real estate	2	$89
Commercial other	6	596
Residential:
Real estate mortgage	1	373
Total defaulted restructured loans	9	$1,058

(in thousands)	Year Ended December 31, 2012
	Number of Loans	Recorded Balance
Commercial:
Commercial secured by real estate	1	$344
Commercial other	6	83
Total defaulted restructured loans	7	$427

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

The following table presents the components of mortgage banking income:

(in thousands) Year Ended December 31	2013	2012	2011
Net gain on sale of loans held for sale	$3,098	$2,562	$1,749
Net loan servicing income (expense)
Servicing fees	1,121	1,083	1,072
Late fees	98	83	77
Ancillary fees	368	382	278
Fair value adjustments	206	(559)	(1,405)
Net loan servicing income	1,793	989	22
Mortgage banking income	$4,891	$3,551	$1,771

Mortgage loans serviced for others are not included in the accompanying balance sheets.  Loans serviced for the benefit of others (primarily FHLMC) totaled $440 million, $419 million, and $425 million at December 31, 2013, 2012 and 2011, respectively.  Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors, and processing foreclosures.  Custodial escrow balances maintained in connection with the foregoing loan servicing, and included in demand deposits, were approximately $855 thousand, $673 thousand, and $579 thousand at December 31, 2013, 2012, and 2011, respectively.

Activity for capitalized mortgage servicing rights using the fair value method is as follows:

(in thousands)	2013	2012	2011
Fair value of MSRs, beginning of period	$2,364	$2,282	$3,161
New servicing assets created	854	641	526
Change in fair value during the period due to:
Time decay (1)	(159)	(116)	(124)
Payoffs (2)	(423)	(478)	(439)
Changes in valuation inputs or assumptions (3)	788	35	(842)
Fair value of MSRs, end of period	$3,424	$2,364	$2,282

(1)	Represents decrease in value due to regularly scheduled loan principal payments and partial loan paydowns.
(2)	Represents decrease in value due to loans that paid off during the period.
(3)	Represents change in value resulting from market-driven changes in interest rates.

The fair values of capitalized mortgage servicing rights were $3.4 million, $2.4 million, and $2.3 million at December 31, 2013, 2012, and 2011, respectively.  Fair values were determined by third-party valuations using a discount rate of 10.0%, 10.5%, and 10.0%, for the years ended December 31, 2013, 2012, and 2011, respectively, and weighted average default rates of 3.36%, 2.65%, and 2.61%, respectively.  Prepayment speeds generated using the Andrew Davidson Prepayment Model averaged 9.7%, 16.3%, and 19.2% at December 31, 2013, 2012, and 2011, respectively.  These assumptions are prepared by the third party provider and reviewed and approved by management prior to final determination of the fair value.  MSR values are very sensitive to movement in interest rates as expected future net servicing income depends on the projected balance of the underlying loans, which can be greatly impacted by the level of prepayments.  CTBI does not currently hedge against changes in the fair value of its MSR portfolio.

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

Activity for related party extensions of credit during 2013 and 2012 is as follows:

(in thousands)	2013	2012
Related party extensions of credit, beginning of period	$33,038	$22,860
New loans and advances on lines of credit	8,305	466
Repayments	(8,237)	(2,141)
Increase/(decrease) due to changes in related parties	(3)	11,853
Related party extensions of credit, end of period	$33,103	$33,038

The aggregate balances of related party deposits at December 31, 2013 and 2012 were $13.3 million and $17.2 million, respectively.

A director of CTBI, is a shareholder in a law firm that provided services to CTBI and its subsidiaries during the years 2013, 2012, and 2011.  Approximately $1.1 million in legal fees and $0.2 million in expenses paid on behalf of CTBI, $1.3 million total, were paid to this law firm during 2013.  Approximately $1.3 million in legal fees and $0.2 million in expenses, $1.5 million total, were paid during 2012, and approximately $1.2 million in legal fees and $0.2 million in expenses, $1.4 million in total, were paid during 2011.

7.  Allowance for Loan and Lease Losses

The following tables present the balance in the allowance for loan and lease losses (“ALLL”) and the recorded investment in loans based on portfolio segment and impairment method as of December 31, 2013, 2012, and 2011:

2013
(in thousands)	Commercial Construction	Commercial Secured by Real Estate	Equipment Lease Financing	Commercial Other	Real Estate Construction	Real Estate Mortgage	Home Equity	Consumer Direct	Consumer Indirect	Total
ALLL
Balance, beginning of year	$4,033	$13,541	$126	$5,469	$376	$4,767	$563	$1,102	$3,268	$33,245
Provision charged to expense	189	2,438	(5)	1,477	106	860	268	696	2,539	8,568
Losses charged off	1,135	1,607	0	2,265	89	744	241	1,166	3,802	11,049
Recoveries	309	163	0	557	4	56	11	495	1,649	3,244
Balance, end of year	$3,396	$14,535	$121	$5,238	$397	$4,939	$601	$1,127	$3,654	$34,008

Ending balance:
Individually evaluated for impairment	$1,189	$1,005	$0	$102	$0	$0	$0	$0	$0	$2,296
Collectively evaluated for impairment	$2,207	$13,530	$121	$5,136	$397	$4,939	$601	$1,127	$3,654	$31,712

Loans
Ending balance:
Individually evaluated for impairment	$9,810	$39,297	$0	$15,169	$0	$1,024	$0	$0	$0	$65,300
Collectively evaluated for impairment	$100,969	$833,245	$8,840	$359,712	$56,075	$696,577	$84,880	$122,215	$287,541	$2,550,054

2012
(in thousands)	Commercial Construction	Commercial Secured by Real Estate	Equipment Lease Financing	Commercial Other	Real Estate Construction	Real Estate Mortgage	Home Equity	Consumer Direct	Consumer Indirect	Total
ALLL
Balance, beginning of year	$4,023	$11,753	$112	$5,608	$354	$4,302	$562	$917	$5,540	$33,171
Provision charged to expense	1,009	3,520	14	2,330	183	1,437	238	892	(173)	9,450
Losses charged off	1,034	2,035	0	3,233	189	1,123	248	1,245	3,483	12,590
Recoveries	35	303	0	764	28	151	11	538	1,384	3,214
Balance, end of year	$4,033	$13,541	$126	$5,469	$376	$4,767	$563	$1,102	$3,268	$33,245

Ending balance:
Individually evaluated for impairment	$1,820	$1,090	$0	$338	$0	$0	$0	$0	$0	$3,248
Collectively evaluated for impairment	$2,213	$12,451	$126	$5,131	$376	$4,767	$563	$1,102	$3,268	$29,997

Loans
Ending balance:
Individually evaluated for impairment	$9,395	$38,113	$0	$14,295	$0	$695	$0	$0	$0	$62,498
Collectively evaluated for impairment	$110,052	$769,100	$9,246	$362,053	$55,041	$696,233	$82,292	$122,581	$281,477	$2,488,075

2011
(in thousands)	Commercial Construction	Commercial Secured by Real Estate	Commercial Other	Equipment Lease Financing	Real Estate Construction	Real Estate Mortgage	Home Equity	Consumer Direct	Consumer Indirect	Total
ALLL
Balance, beginning of year	$4,332	$12,327	$7,392	$148	$271	$2,982	$407	$1,169	$5,777	$34,805
Provision charged to expense	2,171	3,304	1,867	(36)	376	2,827	310	257	2,186	13,262
Losses charged off	2,510	4,018	4,092	0	319	1,589	171	961	3,874	17,534
Recoveries	30	140	441	0	26	82	16	452	1,451	2,638
Balance, end of year	$4,023	$11,753	$5,608	$112	$354	$4,302	$562	$917	$5,540	$33,171

Ending balance:
Individually evaluated for impairment	$2,203	$1,156	$1,310	$0	$0	$0	$0	$0	$0	$4,669
Collectively evaluated for impairment	$1,820	$10,597	$4,298	$112	$354	$4,302	$562	$917	$5,540	$28,502

Loans
Ending balance:
Individually evaluated for impairment	$10,572	$31,336	$5,202	$0	$0	$0	$0	$0	$0	$47,110
Collectively evaluated for impairment	$110,005	$767,551	$369,395	$9,706	$53,534	$650,075	$84,841	$123,949	$340,382	$2,509,438

8.  Premises and Equipment

Premises and equipment are summarized as follows:

(in thousands) December 31	2013	2012
Land and buildings	$76,313	$75,918
Leasehold improvements	4,778	4,778
Furniture, fixtures, and equipment	32,237	46,680
Construction in progress	971	847
Total premises and equipment	114,299	128,223
Less accumulated depreciation and amortization	(62,299)	(73,902)
Premises and equipment, net	$52,000	$54,321

Depreciation and amortization of premises and equipment for 2013, 2012, and 2011 was $4.3 million, $4.1 million, and $4.0 million, respectively.

9.  Other Real Estate Owned

Activity for other real estate owned was as follows:

(in thousands)	2013	2012
Beginning balance of other real estate owned	$47,537	$56,965
New assets acquired	7,429	12,031
Capitalized costs	6	545
Fair value adjustments	(2,480)	(2,704)
Sale of assets	(13,304)	(19,300)
Ending balance of other real estate owned	$39,188	$47,537

Foreclosed properties at December 31, 2013 and 2012 were $39.2 million and $47.0 million, respectively.  In 2012, included in other real estate owned are two properties totaling $0.6 million which were not acquired through foreclosure.  Carrying costs and fair value adjustments associated with foreclosed properties were $5.2 million, $5.3 million, and $8.6 million for 2013, 2012, and 2011, respectively.  See note 1 for a description of our accounting policies relative to foreclosed properties and other real estate owned.

10.  Deposits

Major classifications of deposits are categorized as follows:

(in thousands) December 31	2013	2012
Noninterest bearing deposits	$621,321	$606,448
NOW accounts	31,017	28,717
Money market deposits	554,072	560,855
Savings	320,835	292,861
Certificates of deposit and other time deposits of $100,000 or more	660,016	692,667
Certificates of deposit and other time deposits less than $100,000	667,813	722,300
Total deposits	$2,855,074	$2,903,848

Interest expense on deposits is categorized as follows:

(in thousands)	2013	2012	2011
Savings, NOW, and money market accounts	$2,281	$2,894	$2,824
Certificates of deposit and other time deposits of $100,000 or more	4,863	7,378	8,778
Certificates of deposit and other time deposits less than $100,000	4,169	7,639	9,680
Total interest expense on deposits	$11,313	$17,911	$21,282

Maturities of certificates of deposits and other time deposits are presented below:

	Maturities by Period at December 31, 2013
(in thousands)	Total	Within 1 Year	2 Years	3 Years	4 Years	5 Years	After 5 Years
Certificates of deposit and other time deposits of $100,000 or more	$660,016	$558,422	$50,122	$18,288	$19,449	$13,631	$104
Certificates of deposit and other time deposits less than $100,000	667,813	586,553	39,882	17,626	11,479	12,026	247
Total maturities	$1,327,829	$1,144,975	$90,004	$35,914	$30,928	$25,657	$351

11.  Advances from Federal Home Loan Bank

The advances from the FHLB that require monthly principal payments were due for repayment as follows:

	Principal Payments Due by Period at December 31, 2013
(in thousands)	Total	Within 1 Year	2 Years	3 Years	4 Years	5 Years	After 5 Years
Outstanding advances, weighted average interest rate – 1.84%	$1,286	$126	$114	$111	$98	$404	$433

At December 31, 2012, CTBI had monthly amortizing FHLB advances totaling $1.4 million at a weighted average interest rate of 2.00%.

Advances totaling $1.3 million at December 31, 2013 were collateralized by FHLB stock of $25.7 million and a blanket lien on qualifying first mortgage loans.  As of December 31, 2013, CTBI had a $458.5 million FHLB borrowing capacity with $1.3 million in advances and $114.6 million in letters of credit used for public fund pledging leaving $342.6 million available for additional advances.  The advances had fixed interest rates ranging from 0.00% to 7.42% with a weighted average rate of 1.84%.  The advances are subject to restrictions or penalties in the event of prepayment.  There were no term advances at December 31, 2013 and 2012.

12.  Borrowings

Short-term debt is categorized as follows:

(in thousands) December 31	2013	2012
Repurchase agreements	$208,067	$210,120
Federal funds purchased	12,465	12,314
Total short-term debt	$220,532	$222,434

All federal funds purchased and the majority of repurchase agreements mature and reprice daily.  The average rates paid for federal funds purchased and repurchase agreements on December 31, 2013 were 0.15% and 0.38%, respectively.

The maximum balance for repurchase agreements at any month-end during 2013 occurred at October 31, 2013, with a month-end balance of $217.2 million.  The average balance of repurchase agreements for the year was $207.1 million.

Long-term debt is categorized as follows:

(in thousands) December 31	2013	2012
Junior subordinated debentures, 1.83%, due 6/1/37	$61,341	$61,341

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

On December 2, 2013, the coupon rate was set at 1.83% for the March 3, 2014 distribution date, which was based on the three-month LIBOR rate as of November 27, 2013 of 0.24% plus 1.59%.

On October 25, 2013, Community Trust Bancorp, Inc. entered into a revolving credit promissory note for a line of credit in the amount of $12 million at a floating interest rate of 2.25% in excess of the one-month LIBOR Rate, with an unused commitment fee of 0.15%.  Currently, all $12 million remain available for general corporate purposes.  The agreement, which was effective October 25, 2013, replaced the agreement dated October 26, 2012, and will mature on October 24, 2014.

13.  Income Taxes

The components of the provision for income taxes, exclusive of tax effect of unrealized securities gains and losses, are as follows:

(in thousands)	2013	2012	2011
Current income tax expense	$19,418	$14,784	$16,905
Deferred income tax expense (benefit)	582	5,441	(94)
Total income tax expense	$20,000	$20,225	$16,811

A reconciliation of income tax expense at the statutory rate to our actual income tax expense is shown below:

(in thousands)	2013		2012		2011
Computed at the statutory rate	$22,810	35.00%	$22,781	35.00%	$19,602	35.23%
Adjustments resulting from:
Tax-exempt interest	(1,126)	(1.73)	(1,278)	(1.96)	(948)	(1.70)
Housing and new markets credits	(996)	(1.52)	(704)	(1.08)	(1,007)	(1.81)
Dividends received deduction	(291)	(0.45)	(202)	(0.31)	(183)	(0.33)
Bank owned life insurance	(791)	(1.22)	(470)	(0.72)	(470)	(0.85)
ESOP dividend deduction	(281)	(0.43)	(271)	(0.42)	(262)	(0.47)
Other, net	675	1.04	369	0.56	79	0.14
Total	$20,000	30.69%	$20,225	31.07%	$16,811	30.21%

The components of the net deferred tax liability as of December 31 are as follows:

(in thousands)	2013	2012
Deferred tax assets:
Allowance for loan and lease losses	$11,820	$11,561
Interest on nonperforming loans	732	841
Accrued expenses	3,370	1,456
Allowance for other real estate owned	2,232	3,269
Unrealized losses on available-for-sale securities	3,717	0
Other	232	663
Total deferred tax assets	22,103	17,790

Deferred tax liabilities:
Depreciation and amortization	(18,717)	(18,091)
FHLB stock dividends	(4,956)	(4,956)
Loan fee income	(724)	(842)
Mortgage servicing rights	(1,198)	(827)
Capitalized lease obligations	(1,145)	(850)
Unrealized gains on AFS securities	0	(7,424)
Other	(1,015)	(1,077)
Total deferred tax liabilities	(27,755)	(34,067)

Net deferred tax liability	$(5,652)	$(16,277)

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

With a few exceptions, CTBI is no longer subject to U.S. federal tax examinations by tax authorities for years before 2010, and state and local income tax examinations by tax authorities for years before 2009.  For federal tax purposes, CTBI recognizes interest and penalties on income taxes as a component of income tax expense.

CTBI files consolidated income tax returns with its subsidiaries.

14.  Employee Benefits

CTBI maintains two separate retirement savings plans, a 401(k) Plan and an Employee Stock Ownership Plan (“ESOP”).

The 401(k) Plan is available to all employees (age 21 and over) with one year of service and who work at least 1,000 hours per year.  Participants in the plan have the option to contribute from 1% to 15% of their annual compensation.  CTBI matches 50% of participant contributions up to 4% of gross pay. CTBI may at its discretion, contribute an additional percentage of covered employees’ compensation.  CTBI’s matching contributions were $1.0 million for the years ended December 31, 2013 and 2012 and $0.9 million for the year ended December 31, 2011.  The 401(k) Plan owned 443,027, 501,388, and 531,361 shares of CTBI’s common stock at December 31, 2013, 2012, and 2011, respectively.  Substantially all shares owned by the 401(k) were allocated to employee accounts on those dates. The market price of the shares at the date of allocation is essentially the same as the market price at the date of purchase.

The ESOP Plan has the same entrance requirements as the 401(k) Plan above.  CTBI currently contributes 4% of covered employees’ gross compensation to the ESOP.  The ESOP uses the contributions to acquire shares of CTBI’s common stock.  CTBI’s contributions to the ESOP were $1.5 million for the year ended December 31, 2013 and $1.4 million for the years 2012 and 2011.  The ESOP owned 678,418, 680,613, and 661,691 shares of CTBI’s common stock at December 31, 2013, 2012, and 2011, respectively.  Substantially all shares owned by the ESOP were allocated to employee accounts on those dates.  The market price of the shares at the date of allocation is essentially the same as the market price at the date of purchase.

Stock-Based Compensation:

CTBI currently maintains one active and one inactive incentive stock option plan covering key employees.  The 2006 Stock Ownership Incentive Plan (“2006 Plan”) was approved by the Board of Directors and the Shareholders in 2006.  The 1998 Stock Option Plan (“1998 Plan”) was approved by the Board of Directors and the Shareholders in 1998.  The 1998 Plan was rendered inactive as of April 26, 2006.  The 2006 Plan had 1,500,000 shares authorized, 1,232,867 of which were available at December 31, 2013 for future grants.  In addition, any shares reserved for issuance under the 1998 Stock Option Plan (“1998 Plan”) in excess of the number of shares as to which options or other benefits are awarded thereunder, plus any shares as to which options or other benefits granted under the 1998 Plan may lapse, expire, terminate or be canceled, shall also be reserved and available for issuance or reissuance under the 2006 Plan.  As of December 31, 2013, the 1998 Plan had 1,046,831 shares authorized, 198,024 of which were transferred to the 2006 Plan.  The total shares available for issuance under the 2006 Plan as of December 31, 2013 was 1,430,891.  The following table provides detail of the number of shares to be issued upon exercise of outstanding stock-based awards and remaining shares available for future issuance under all of CTBI’s equity compensation plans as of December 31, 2013:

Plan Category (shares in thousands)	Number of Shares to Be Issued Upon Exercise	Weighted Average Price	Shares Available for Future Issuance
Equity compensation plans approved by shareholders:
Stock options	159	$33.86	1,431	(a)
Restricted stock	(c)	(b)	(a)
Performance units	(d)	(b)	(a)
Stock appreciation rights (“SARs”)	(e)	(b)	(a)
Total			1,431

(a)
Under the 2006 Plan, 1.5 million shares (plus any shares reserved for issuance under the 1998 Stock Option Plan) were authorized for issuance as nonqualified and incentive stock options, SARS, restricted stock and performance units.  As of December 31, 2013, the above shares remained available for issuance.

(b)	Not applicable
(c)	The maximum number of shares of restricted stock that may be granted is 400,000 shares, and the maximum that may be granted to a participant during any calendar year is 40,000 shares.
(d)	No performance units had been issued as of December 31, 2013. The maximum payment that can be made pursuant to performance units granted to any one participant in any calendar year shall be $250,000.
(e)	No SARS have been issued. The maximum number of shares with respect to which SARs may be granted to a participant during any calendar year shall be 100,000 shares.

The following table details the shares available for future issuance under the 2006 Plan at December 31, 2013.

Plan Category	Shares Available for Future Issuance
Shares available at January 1, 2013	1,443,213
1998 Plan forfeitures in 2013	0
2006 Plan stock option issuances for 2013	(1,500)
2006 Plan restricted stock issuances in 2013	(10,822)
2006 Plan forfeitures in 2013	0
Shares available for future issuance	1,430,891

CTBI uses a Black-Scholes option pricing model with the following weighted average assumptions, which are evaluated and revised as necessary, in estimating the grant-date fair value of each option grant for the year end:

	2013	2012	2011
Expected option life (in years)	7.5	--	--
Expected volatility	39.11%	--	--
Expected dividend yield	3.74%	--	--
Risk-free interest rate	1.331%	--	--

The expected option life is derived from the “safe-harbor” rules for estimating option life in ASC 718, Share-Based Payment.  The expected volatility is based on historical volatility of the stock using a historical look back that approximates the expected life of the option grant.  The interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant.  CTBI’s stock-based compensation expense for the years 2013, 2012, and 2011 was $0.7 million, $0.6 million, and $0.7 million, respectively.  Included in stock-based compensation expense were dividends paid on restricted stock shares in the amount of $124 thousand, $121 thousand, and $120 thousand, respectively, for the same periods.

CTBI’s stock option activity for the 2006 Plan for the years ended December 31, 2013, 2012, and 2011 is summarized as follows:

December 31	2013		2012		2011
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of year	148,658	$34.72	152,571	$34.57	177,125	$34.61
Granted	1,500	33.70	0	--	0	--
Exercised	(61,933)	33.57	(3,188)	28.51	0	--
Forfeited/expired	0	--	(725)	30.05	(24,554)	34.84
Outstanding at end of year	88,225	$35.52	148,658	$34.72	152,571	$34.57

Exercisable at end of year	84,543	$35.82	102,323	$37.69	101,092	$37.81

A summary of the status of CTBI’s 2006 Plan for nonvested options as of December 31, 2013, and changes during the year ended December 31, 2013, is presented as follows:

Nonvested Options	Options	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2013	46,335	$6.48
Granted	1,500	9.05
Vested	(44,153)	6.48
Forfeited	0	--
Nonvested at December 31, 2013	3,682	$7.56

The 2006 Plan had options with the following remaining lives at December 31, 2013:

2006 Option Plan
Remaining Life	Outstanding Options	Weighted Average Price
Three years	59,563	$38.95
Four years	18,700	28.32
Five years	4,500	29.82
Six years	3,962	25.09
Nine years	1,500	33.70
Total outstanding	88,225
Weighted average price		$35.52

The weighted-average fair value of options granted from the 2006 Plan during the year 2013 was $0.01 million or $9.05 per share.  No stock options were granted during 2012 or 2011.

The following table shows the intrinsic values of options exercised, exercisable, and outstanding for the 2006 Plan for the years ended December 31, 2013, 2012, and 2011:

(in thousands)	2013	2012	2011
Options exercised	$477	$22	$0
Options exercisable	790	88	43
Outstanding options	849	388	345

The following table shows restricted stock activity for the years ended December 31, 2013, 2012, and 2011:

December 31	2013		2012		2011
	Grants	Weighted Average Fair Value at Grant	Grants	Weighted Average Fair Value at Grant	Grants	Weighted Average Fair Value at Grant
Outstanding at beginning of year	96,874	$27.92	96,543	$27.91	52,834	$26.10
Granted	10,822	33.70	331	30.92	45,542	30.09
Vested	(9,959)	28.46	0	--	(1,617)	30.09
Forfeited	0	--	0	--	(216)	30.09
Outstanding at end of year	97,737	$28.50	96,874	$27.92	96,543	$27.91

During 2011, the Compensation Committee of the Board of Directors approved the accelerated vesting of restricted stock grants of certain employees who had retired.  The total amount of restricted stock grants for which vesting was accelerated during the year 2011 was 1,617 shares at a weighted average fair value of $30.09.

CTBI’s stock option activity for the 1998 Plan for the years ended December 31, 2013, 2012, and 2011 is summarized as follows:

December 31	2013		2012		2011
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of year	177,526	$30.89	321,540	$26.85	371,077	$27.07
Granted	0	--	0	--	0	--
Exercised	(106,557)	30.29	(143,914)	21.83	(6,824)	19.63
Forfeited/expired	0	--	(100)	32.44	(42,713)	29.94
Outstanding at end of year	70,969	$31.80	177,526	$30.89	321,540	$26.85

Exercisable at end of year	70,969	$31.80	177,526	$30.89	321,540	$26.85

The 1998 Plan had options with the following remaining lives at December 31, 2013:

1998 Option Plan
Remaining Life	Outstanding Options	Weighted Average Price
One year or less	28,971	$30.88
Two years	41,998	32.44
Total outstanding	70,969
Weighted average price		$31.80

The following table shows the intrinsic values of options exercised, exercisable, and outstanding for the 1998 Plan for the years ended December 31, 2013, 2012, and 2011:

(in thousands)	2013	2012	2011
Options exercised	$1,175	$690	$27
Options exercisable	948	1,517	833
Outstanding options	948	1,517	833

There were no nonvested options in the 1998 Plan shares as of December 31, 2013 and December 31, 2012.

The following table shows the unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the plans at December 31, 2013, 2012, and 2011 and the total grant-date fair value of shares vested, cash received from option exercises under all share-based payment arrangements, and the actual tax benefit realized for the tax deductions from option exercises of the share-based payment arrangements for the years ended December 31, 2013, 2012, and 2011.

(in thousands)	2013	2012	2011
Unrecognized compensation cost of unvested share-based compensation arrangements granted under the plan at year-end	$1,366	$1,133	$1,729
Grant date fair value of shares vested for the year	521	34	284
Cash received from option exercises under all share-based payment arrangements for the year	5,306	3,137	134
Tax benefit realized for the tax deductions from option exercises of the share-based payment arrangements for the year	303	496	23

The unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the plans at December 31, 2013 is expected to be recognized over a weighted-average period of 1.98 years.

15.  Operating Leases

Certain premises and equipment are leased under operating leases.  Additionally, certain premises are leased or subleased to third parties.  These leases generally contain renewal options and require CTBI to pay all executory costs, such as taxes, maintenance fees, and insurance.  Minimum non-cancellable rental payments and rental receipts are as follows:

(in thousands)	Payments	Receipts
2014	$1,867	$601
2015	1,452	401
2016	1,242	332
2017	836	204
2018	486	72
Thereafter	2,816	0
Total	$8,699	$1,610

Rental expense net of rental income under operating leases was $1.2 million for 2013, $0.8 million for 2012, and $0.9 million for 2011.

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

Recurring Measurements

The following tables present the fair value measurements of assets recognized in the accompanying balance sheets measured at fair value on a recurring basis as of December 31, 2013 and December 31, 2012 and indicates the level within the fair value hierarchy of the valuation techniques.

(in thousands)		Fair Value Measurements at December 31, 2013 Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets measured – recurring basis
Available-for-sale securities:
U.S. Treasury and government agencies	$60,610	$0	$60,610	$0
State and political subdivisions	116,703	0	116,703	0
U.S. government sponsored agency mortgage-backed securities	379,310	0	379,310	0
Marketable equity securities	52,782	52,782	0	0
Mortgage servicing rights	3,424	0	0	3,424

(in thousands)		Fair Value Measurements at December 31, 2012 Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets measured – recurring basis
Available-for-sale securities:
U.S. Treasury and government agencies	$60,915	$0	$60,915	$0
State and political subdivisions	113,221	0	113,221	0
U.S. government sponsored agency mortgage-backed securities	383,581	0	383,581	0
Marketable equity securities	45,626	45,626	0	0
Mortgage servicing rights	2,364	0	0	2,364

Following is a description of the valuation methodologies and inputs used for assets measured at fair value on a recurring basis and recognized in the accompanying balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy.  These valuation methodologies were applied to all of CTBI’s financial assets carried at fair value.  CTBI had no liabilities measured at fair value as of December 31, 2013 and December 31, 2012.  There have been no significant changes in the valuation techniques during the year ended December 31, 2013.  For assets classified within Level 3 of the fair value hierarchy, the process used to develop the reported fair value is described below.

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

In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy.    Fair value determinations for Level 3 measurements are estimated on a quarterly basis where assumptions used are reviewed to ensure the estimated fair value complies with accounting standards generally accepted in the United States.  As of December 31, 2013, CTBI does not own any securities classified as Level 3 inputs.

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

Transfers between Levels

There were no transfers between Levels 1, 2, and 3 as of December 31, 2013.  Transfers between Levels 1, 2, and 3 during the year 2012 and the reasons for those transfers are as follows:

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

Level 3 Reconciliation

Following is a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the accompanying balance sheet using significant unobservable (Level 3) inputs:

(in thousands)	2013		2012
	Marketable Equity Securities	Mortgage Servicing Rights	Marketable Equity Securities	Mortgage Servicing Rights
Beginning balance	$0	$2,364	$211	$2,282
Total recognized gains (losses)
Included in net income	0	788	(41)	35
Issues	0	854	0	641
Sales	0	0	(170)	0
Settlements	0	(582)	0	(594)
Ending balance	$0	$3,424	$0	$2,364

Total gains (losses) for the period included in net income attributable to the change in unrealized gains or losses related to assets still held at the reporting date	$0	$788	$0	$35

Realized and unrealized gains and losses for items reflected in the table above are included in net income in the consolidated statements of income as follows:

(in thousands)	2013		2012
	Noninterest Income	Noninterest Expense	Noninterest Income	Noninterest Expense
Total gains	$60	$0	$(600)	$0

Nonrecurring Measurements

The following table presents the fair value measurements of assets recognized in the accompanying balance sheets measured at fair value on a nonrecurring basis as of December 31, 2013 and December 31, 2012 and indicates the level within the fair value hierarchy of the valuation techniques.

(in thousands)		Fair Value Measurements at December 31, 2013 Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets measured – nonrecurring basis
Impaired loans (collateral dependent)	$6,830	$0	$0	$6,830
Other real estate/assets owned	11,111	0	0	11,111

(in thousands)		Fair Value Measurements at December 31, 2012 Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets measured – nonrecurring basis
Impaired loans (collateral dependent)	$5,465	$0	$0	$5,465
Other real estate/assets owned	13,892	0	0	13,892

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

Loans considered impaired under ASC 310-35, Impairment of a Loan, are loans for which, based on current information and events, it is probable that the creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement.  Impaired loans are subject to nonrecurring fair value adjustments to reflect subsequent (1) partial write-downs that are based on the observable market price or current appraised value of the collateral or (2) the full charge-off of the loan carrying value.  Fair value adjustments on impaired loans were $0.6 million and $1.2 million for the years ended December 31, 2013 and December 31, 2012, respectively.

Other Real Estate Owned

In accordance with the provisions of ASC 360, Property, Plant, and Equipment, other real estate owned (OREO) is carried at the lower of fair value at acquisition date or current estimated fair value, less estimated cost to sell when the real estate is acquired.  Estimated fair value of OREO is based on appraisals or evaluations.  OREO is classified within Level 3 of the fair value hierarchy.  Long-lived assets are subject to nonrecurring fair value adjustments to reflect subsequent partial write-downs that are based on the observable market price or current appraised value of the collateral.  Fair value adjustments on other real estate/assets owned were $2.5 million and $2.7 million for the years ended December 31, 2013 and December 31, 2012, respectively.

Appraisals of OREO are obtained when the real estate is acquired and subsequently as deemed necessary by the Chief Credit Officer.  Appraisers are selected from the list of approved appraisers maintained by management.

Unobservable (Level 3) Inputs

The following tables present quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements at December 31, 2013 and December 31, 2012.

(in thousands)	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at December 31, 2013	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Mortgage servicing rights	$3,424	Discount cash flows, computer pricing model	Constant prepayment rate	4.3% - 23.6% (9.7%)
			Probability of default	0.00% - 33.33% (3.36%)
			Discount rate	Not applicable (10.0%)

Impaired loans (collateral-dependent)	$6,830	Market comparable properties	Marketability discount	5.0% - 10.0% (7.0%)

Other real estate/assets owned	$11,111	Market comparable properties	Comparability adjustments (%)	5.0% - 38.0% (9.0%)

(in thousands)	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at December 31, 2012	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Mortgage servicing rights	$2,364	Discount cash flows, computer pricing model	Constant prepayment rate	8.5% - 25.0% (16.3%)
			Probability of default	1.02% - 4.81% (2.65%)
			Discount rate	Not applicable (10.5%)

Impaired loans (collateral-dependent)	$5,465	Market comparable properties	Marketability discount	5.0% - 10.0% (7.0%)

Other real estate/assets owned	$13,892	Market comparable properties	Comparability adjustments (%)	5.0% - 35.0% (13.0%)

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

Fair Value of Financial Instruments

The following table presents estimated fair value of CTBI’s financial instruments as of December 31, 2013 and indicates the level within the fair value hierarchy of the valuation techniques.

(in thousands)		Fair Value Measurements at December 31, 2013 Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$106,641	$106,641	$0	$0
Certificates of deposit in other banks	9,568	0	9,582	0
Securities available-for-sale	609,405	52,782	556,623	0
Securities held-to-maturity	1,662	0	1,601	0
Loans held for sale	828	845	0	0
Loans, net	2,581,346	0	0	2,589,811
Federal Home Loan Bank stock	25,673	0	25,673	0
Federal Reserve Bank stock	4,886	0	4,886	0
Accrued interest receivable	12,886	0	12,886	0
Mortgage servicing rights	3,424	0	0	3,424

Financial liabilities:
Deposits	$2,855,074	$621,321	$2,230,608	$0
Repurchase agreements	208,067	0	0	207,992
Federal funds purchased	12,465	0	12,465	0
Advances from Federal Home Loan Bank	1,286	0	1,531	0
Long-term debt	61,341	0	0	31,362
Accrued interest payable	1,032	0	1,032	0

Unrecognized financial instruments:
Letters of credit	$0	$0	$0	$0
Commitments to extend credit	0	0	0	0
Forward sale commitments	0	0	0	0

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

At December 31, CTBI had the following off-balance sheet financial instruments, whose approximate contract amounts represent additional credit risk to CTBI:

(in thousands)	2013	2012
Standby letters of credit	$34,861	$41,207
Commitments to extend credit	410,803	386,293
Total off-balance sheet financial instruments	$445,664	$427,500

Standby letters of credit represent conditional commitments to guarantee the performance of a third party.  The credit risk involved is essentially the same as the risk involved in making loans.  At December 31, 2013, we maintained a credit loss reserve of approximately $5 thousand relating to these financial standby letters of credit.  The reserve coverage calculation was determined using essentially the same methodology as used for the allowance for loan and lease losses.  Approximately 79% of the total standby letters of credit are secured, with $25.0 million of the total $34.9 million secured by cash.  Collateral for the remaining secured standby letters of credit varies but is comprised primarily of accounts receivable, inventory, property, equipment, and income-producing properties.

Commitments to extend credit are agreements to originate loans to customers as long as there is no violation of any condition of the contract.  At December 31, 2013, a credit loss reserve of $207 thousand was maintained relating to these commitments.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since a portion of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  Each customer’s creditworthiness is evaluated on a case-by-case basis.  The amount of collateral obtained, if deemed necessary, is based on management’s credit evaluation of the counterparty.  Collateral held varies, but may include accounts receivable, inventory, property, plant and equipment, commercial real estate, and residential real estate.  A portion of the commitments is to extend credit at fixed rates.  Fixed rate loan commitments at December 31, 2013 of $33.8 million had interest rates and terms ranging predominantly from 4.25% to 5.00% and 6 months to 1 year, respectively.  These credit commitments were based on prevailing rates, terms, and conditions applicable to other loans being made at December 31, 2013.

Included in our commitments to extend credit are mortgage loans in the process of origination which are intended for sale to investors in the secondary market.  These forward sale commitments are on an individual loan basis that CTBI originates as part of its mortgage banking activities.  CTBI commits to sell the loans at specified prices in a future period, typically within 60 days.  These commitments are acquired to reduce market risk on mortgage loans in the process of origination and mortgage loans held for sale since CTBI is exposed to interest rate risk during the period between issuing a loan commitment and the sale of the loan into the secondary market.  Total mortgage loans in the process of origination amounted to $1.6 million and $2.6 million at December 31, 2013 and 2012, respectively, and mortgage loans held for sale amounted to $0.8 million and $22.5 million at both December 31, 2013 and 2012, respectively.

18.  Concentrations of Credit Risk

CTBI’s banking activities include granting commercial, residential, and consumer loans to customers primarily located in eastern, northeastern, central, and south central Kentucky, southern West Virginia, and northeastern Tennessee.  CTBI is continuing to manage all components of its portfolio mix in a manner to reduce risk from changes in economic conditions. Concentrations of credit, as defined for regulatory purposes, are reviewed quarterly by management to ensure that internally established limits based on Tier 1 Capital plus the allowance for loan and lease losses are not exceeded.  At December 31, 2013 and 2012, our concentrations of lessors of residential buildings and dwellings credits were 34% and 32% of Tier 1 Capital plus the allowance for loan and lease losses, respectively.  Hotel/motel industry credits were 33% and 35%, respectively.  Lessors of non-residential buildings were 33% and 30%, respectively.  Agriculture credits were 16% and 17%, respectively.  Coal mining and related support industries credits were 14% and 16%, respectively. These percentages are within our internally established limits regarding concentrations of credit.

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

On November 15, 2013, CTBI reported, in a current report on Form 8-K, an ongoing investigation by the Federal Reserve that we expected to result in an accrual against earnings in the fourth quarter of 2013.  While the final determination of costs, including customer refunds, has not occurred, management has developed an estimated range of outcomes, including a maximum exposure of $6.7 million and a minimum exposure of $5.8 million and has accrued $6.2 million, the amount within this range that was considered the most likely cost.

20.  Regulatory Matters

CTBI’s principal source of funds is dividends received from our subsidiary bank, Community Trust Bank, Inc. (“CTB”).  Regulations limit the amount of dividends that may be paid by CTB without prior approval.  During 2014, approximately $59.4 million plus any 2014 net profits can be paid by CTB without prior regulatory approval.

The Federal Reserve Bank adopted quantitative measures which assign risk weightings to assets and off-balance sheet items and also define and set minimum regulatory capital requirements (risk based capital ratios).  All banks are required to have a minimum Tier 1 (core capital) leverage ratio of 4% of adjusted quarterly average assets, Tier 1 capital of at least 4% of risk-weighted assets, and total capital of at least 8% of risk-weighted assets.  Tier 1 capital consists principally of shareholders’ equity including capital-qualifying subordinated debt but excluding unrealized gains and losses on securities available-for-sale, less goodwill and certain other intangibles.  Total capital consists of Tier 1 capital plus certain debt instruments and the reserve for credit losses, subject to limitation.  Failure to meet certain capital requirements can initiate certain actions by regulators that, if undertaken, could have a direct material effect on our consolidated financial statements.  The regulations also define well-capitalized levels of Tier 1 leverage, Tier 1, and total capital as 5%, 6%, and 10%, respectively.  We had Tier 1 leverage, Tier 1, and total capital ratios above the well-capitalized levels at December 31, 2013 and 2012.  We believe, as of December 31, 2013, CTBI meets all capital adequacy requirements for which it is subject to be defined as well-capitalized under the regulatory framework for prompt corrective action.

Under the current Federal Reserve Board’s regulatory framework, certain capital securities offered by wholly owned unconsolidated trust preferred entities of CTBI are included as Tier 1 regulatory capital.  On March 1, 2005, the Federal Reserve Board adopted a final rule that allows the continued limited inclusion of trust preferred securities in the Tier 1 capital of bank holding companies (“BHCs”).  Under the final rule, trust preferred securities and other restricted core capital elements are subject to stricter quantitative limits.  The Board’s final rule limits restricted core capital elements to 25 percent of all core capital elements, net of goodwill less any associated deferred tax liability.  Amounts of restricted core capital elements in excess of these limits generally may be included in Tier 2 capital.  The final rule provided a five-year transition period, which ended March 31, 2009, for application of the quantitative limits.  The requirement for trust preferred securities to include a call option has been eliminated, and standards for the junior subordinated debt underlying trust preferred securities eligible for Tier 1 capital treatment have been clarified.  The final rule addresses supervisory concerns, competitive equity considerations, and the accounting for trust preferred securities. The final rule also strengthens the definition of regulatory capital by incorporating longstanding Board policies regarding the acceptable terms of capital instruments included in banking organizations’ Tier 1 or Tier 2 capital.  The final rule did not have a material impact on our regulatory ratios.

Consolidated Capital Ratios

	Actual		For Capital Adequacy Purposes
(in thousands)	Amount	Ratio	Amount	Ratio
As of December 31, 2013:
Tier 1 capital (to average assets)	$412,053	11.51%	$143,198	4.00%
Tier 1 capital (to risk weighted assets)	412,053	16.15	102,056	4.00
Total capital (to risk weighted assets)	443,875	17.40	204,080	8.00

As of December 31, 2012:
Tier 1 capital (to average assets)	$380,549	10.65%	$142,929	4.00%
Tier 1 capital (to risk weighted assets)	380,549	15.23	99,947	4.00
Total capital (to risk weighted assets)	412,014	16.49	199,886	8.00

Community Trust Bank, Inc.’s Capital Ratios

	Actual		For Capital Adequacy Purposes		To Be Well-Capitalized Under Prompt Corrective Action Provision
(in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2013:
Tier 1 capital (to average assets)	$392,932	11.03%	$142,496	4.00%	$178,120	5.00%
Tier 1 capital (to risk weighted assets)	392,932	15.45	101,730	4.00	152,595	6.00
Total capital (to risk weighted assets)	424,754	16.70	203,475	8.00	254,344	10.00

As of December 31, 2012:
Tier 1 capital (to average assets)	$363,331	10.21%	$142,343	4.00%	$177,929	5.00%
Tier 1 capital (to risk weighted assets)	363,331	14.58	99,679	4.00	149,519	6.00
Total capital (to risk weighted assets)	394,796	15.84	199,392	8.00	249,240	10.00

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

The rues include new risk-based capital and leverage ratios, which would be phased in from 2015 to 2019, and would refine the definition of what constitutes “capital” for purposes of calculating those ratios. The new minimum capital level requirements applicable to CTBI and CTB under the final rules would be: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 capital ratio of 6% (increased from 4%); (iii) a total capital ratio of 8% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 4% for all institutions.  The final rules also establish a “capital conservation buffer” above the new regulatory minimum capital requirements, which must consist entirely of common equity Tier 1 capital. The capital conservation buffer will be phased-in over four years beginning on January 1, 2016, as follows: the maximum buffer will be 0.625% of risk-weighted assets for 2016, 1.25% for 2017, 1.875% for 2018, and 2.5% for 2019 and thereafter. This will result in the following minimum ratios beginning in 2019: (i) a common equity Tier 1 capital ratio of 7.0%, (ii) a Tier 1 capital ratio of 8.5%, and (iii) a total capital ratio of 10.5%. Under the final rules, institutions are subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations establish a maximum percentage of eligible retained income that could be utilized for such actions.

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

21.  Parent Company Financial Statements

Condensed Balance Sheets

(in thousands) December 31	2013	2012
Assets:
Cash on deposit	$1,272	$5,442
Investment in and advances to subsidiaries	468,240	454,949
Goodwill	4,973	4,973
Premises and equipment, net	235	250
Other assets	617	1,277
Total assets	$475,337	$466,891

Liabilities and shareholders’ equity:
Long-term debt	$61,341	$61,341
Other liabilities	1,504	5,206
Total liabilities	62,845	66,547

Shareholders’ equity	412,492	400,344

Total liabilities and shareholders’ equity	$475,337	$466,891

Condensed Statements of Income and Comprehensive Income

(in thousands) Year Ended December 31	2013	2012	2011
Income:
Dividends from subsidiary banks	$13,035	$16,572	$20,370
Other income	545	238	255
Total income	13,580	16,810	20,625

Expenses:
Interest expense	1,161	2,403	3,999
Depreciation expense	163	127	72
Other expenses	2,442	1,990	1,808
Total expenses	3,766	4,520	5,879

Income before income taxes and equity in undistributed income of subsidiaries	9,814	12,290	14,746
Income tax benefit	(1,416)	(1,750)	(2,277)
Income before equity in undistributed income of subsidiaries	11,230	14,040	17,023
Equity in undistributed income of subsidiaries	33,942	30,822	21,804

Net income	$45,172	$44,862	$38,827

Other comprehensive income:
Unrealized holding gains (losses) on securities available-for-sale:
Unrealized holding gains arising during the period	(31,878)	4,973	9,868
Less: Reclassification adjustments for realized gains included in net income	45	(1,155)	(218)
Tax expense (benefit)	(11,142)	1,336	3,378
Other comprehensive income (loss), net of tax	(20,691)	2,482	6,272
Comprehensive income	$24,481	$47,344	$45,099

Condensed Statements of Cash Flows

(in thousands) Year Ended December 31	2013	2012	2011
Cash flows from operating activities:
Net income	$45,172	$44,862	$38,827
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	163	127	72
Equity in undistributed earnings of subsidiaries	(33,942)	(30,822)	(21,804)
Stock-based compensation	658	512	555
Excess tax benefit of stock-based compensation	572	496	23
Changes in:
Other assets	660	(771)	395
Other liabilities	1,505	495	0
Net cash provided by operating activities	14,788	14,899	18,068

Cash flows from investing activities:
Purchase of premises and equipment	(148)	(166)	(198)
Repayment of investments in and advances to subsidiaries	(40)	(80)	(96)
Net cash used in investing activities	(188)	(246)	(294)

Cash flows from financing activities:
Issuance of common stock	6,348	4,395	1,291
Excess tax benefit of stock-based compensation	(572)	(496)	(23)
Dividends paid	(24,546)	(19,215)	(18,742)
Net cash used in financing activities	(18,770)	(15,316)	(17,474)

Net increase (decrease) in cash and cash equivalents	(4,170)	(663)	300
Cash and cash equivalents at beginning of year	5,442	6,105	5,805
Cash and cash equivalents at end of year	$1,272	$5,442	$6,105

22.  Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

Year Ended December 31 (in thousands except per share data)	2013	2012	2011
Numerator:
Net income	$45,172	$44,862	$38,827

Denominator:
Basic earnings per share:
Weighted average shares	15,598	15,466	15,313
Diluted earnings per share:
Dilutive effect of equity grants	75	55	51
Adjusted weighted average shares	15,673	15,521	15,364

Earnings per share:
Basic earnings per share	$2.90	$2.90	$2.54
Diluted earnings per share	2.88	2.89	2.53

Options to purchase 59,563 common shares at a weighted average price of $38.95 were excluded from the diluted calculations above for the year ended December 31, 2013, because the exercise prices on the options were greater than the average market price for the period.  In addition to in-the-money stock options, unvested restricted stock grants were also used in the calculation of diluted earnings per share based on the treasury method.  Options to purchase 89,746 common shares at a price of $38.95 were excluded from the diluted calculations above for the year ended December 31, 2012.  Options to purchase 323,255 common shares at a price of $33.02 were excluded from the diluted calculations above for the year ended December 31, 2011.

23.  Accumulated Other Comprehensive Income

Unrealized gains (losses) on AFS securities

Amounts reclassified from accumulated other comprehensive income (AOCI) and the affected line items in the statements of income during the years ended December 31, 2013, 2012, and 2011 were:

	Amounts Reclassified from AOCI
Year Ended December 31 (in thousands)	2013	2012	2011
Affected line item in the statements of income
Securities gains (losses)	$(45)	$1,155	$218
Tax (benefit) expense	(15)	405	76
Total reclassifications out of AOCI	$(30)	$750	$142

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Audit Committee, Board of Directors
  and Stockholders
Community Trust Bancorp, Inc.
Pikeville, Kentucky

We have audited the accompanying consolidated balance sheets of Community Trust Bancorp, Inc. (Company) as of December 31, 2013 and 2012, and the related consolidated statements of income and comprehensive income, changes in shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2013.  The Company’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 14, 2014, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ BKD, LLP
Louisville, Kentucky
March 14, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Audit Committee, Board of Directors
   and Stockholders
Community Trust Bancorp, Inc.
Pikeville, Kentucky

We have audited Community Trust Bancorp, Inc.’s (Company) internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management report on internal control over financial reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company and our report dated March 14, 2014, expressed an unqualified opinion thereon.

/s/ BKD, LLP
Louisville, Kentucky
March 14, 2014

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

CTBI’s management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934.  As of December 31, 2013, an evaluation was carried out by CTBI’s management, with the participation of our Chief Executive Officer and our Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, management concluded that disclosure controls and procedures as of December 31, 2013 were effective in ensuring material information required to be disclosed in this annual report on Form 10-K was recorded, processed, summarized, and reported on a timely basis.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in CTBI’s internal control over financial reporting that occurred during the year ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, CTBI’s internal control over financial reporting.

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

Management has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2013 based on the control criteria established in a report entitled Internal Control—Integrated Framework (1992), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, we have concluded that CTBI’s internal control over financial reporting is effective as of December 31, 2013.

The effectiveness of CTBI’s internal control over financial reporting as of December 31, 2013 has been audited by BKD, LLP, an independent registered public accounting firm that audited the CTBI’s consolidated financial statements included in this annual report.

COMMUNITY TRUST BANCORP, INC.

Date: March 14, 2014	By:	/s/ Jean R. Hale
Jean R. Hale
Chairman, President and Chief Executive Officer

/s/ Kevin J. Stumbo
Kevin J. Stumbo
Executive Vice President, Chief Financial Officer, and Treasurer

Item 9B.  Other Information

None.

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

Name and Age (1)	Positions and Offices Currently Held	Date First Became Director or Executive Officer		Principal Occupation
Jean R. Hale; 67	Chairman, President and CEO	1992		Chairman, President and CEO of Community Trust Bancorp, Inc.

Mark A. Gooch; 55	Executive Vice President and Secretary	1997		President and CEO of Community Trust Bank, Inc.

Larry W. Jones; 67	Executive Vice President	2000	(2)	Executive Vice President/ Central Kentucky Region President of Community Trust Bank, Inc.

James B. Draughn; 54	Executive Vice President	2001		Executive Vice President/Operations of Community Trust Bank, Inc.

Kevin J. Stumbo; 53	Executive Vice President, Chief Financial Officer, and Treasurer	2002		Executive Vice President/ Chief Financial Officer of Community Trust Bank, Inc.

Ricky D. Sparkman; 51	Executive Vice President	2002		Executive Vice President/ South Central Region President of Community Trust Bank, Inc.

Richard W. Newsom; 59	Executive Vice President	2002		Executive Vice President/ Eastern Region President of Community Trust Bank, Inc.

James J. Gartner; 72	Executive Vice President	2002		Executive Vice President/ Chief Credit Officer of Community Trust Bank, Inc.

Steven E. Jameson; 57	Executive Vice President	2004	(3)	Executive Vice President/ Chief Internal Audit & Risk Officer

D. Andrew Jones; 51	Executive Vice President	2010	(4)	Executive Vice President/ Northeastern Region President of Community Trust Bank, Inc.

Andy D. Waters; 48	Executive Vice President	2011	(5)	President and CEO of Community Trust and Investment Company

(1)	The ages listed for CTBI’s executive officers are as of February 28, 2014.

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

Equity Compensation Plan Information

The following table provides information as of December 31, 2013, with respect to compensation plans under which common shares of CTBI are authorized for issuance to officers or employees in exchange for consideration in the form of services provided to CTBI and/or its subsidiaries.  We currently maintain one active and one inactive incentive stock option plans covering key employees.  The 2006 Stock Ownership Incentive Plan (“2006 Plan”) was approved by the Board of Directors and the Shareholders in 2006.  The 1998 Stock Option Plan (“1998 Plan”) was approved by the Board of Directors and the Shareholders in 1998.  The 1998 Plan was rendered inactive as of April 26, 2006.  The 2006 Plan had 1,500,000 shares authorized, 1,232,867 of which were available at December 31, 2013 for future grants.  In addition, any shares reserved for issuance under the 1998 Stock Option Plan (“1998 Plan”) in excess of the number of shares as to which options or other benefits are awarded thereunder, plus any shares as to which options or other benefits granted under the 1998 Plan may lapse, expire, terminate or be canceled, shall also be reserved and available for issuance or reissuance under the 2006 Plan.  As of December 31, 2013, the 1998 Plan had 1,046,831 shares authorized, 198,024 of which were transferred to the 2006 Plan.  The total shares available for issuance under the 2006 Plan as of December 31, 2013 was 1,430,891.

	A	B	C
Plan Category (shares in thousands)	Number of Common Shares to be Issued Upon Exercise	Weighted Average Price	Number of Securities Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in Column A)
Equity compensation plans approved by shareholders:
Stock options	159	$33.86	1,431
Equity compensation plans not approved by shareholders	0	--	0

Total			1,431

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

10.7	Senior Management Incentive Compensation Plan (2014) {incorporated herein by reference to current report on Form 8-K dated January 30, 2014}

10.8	Restricted Stock Agreement {incorporated herein by reference to Form 10-K for the fiscal year ended December 31, 2011 under SEC file no. 000-111-29}

10.9	Employee Incentive Compensation Plan (2014) {incorporated herein by reference to current report on Form 8-K dated January 30, 2014}

10.10	Amendment to the Community Trust Bancorp, Inc. 2006 Stock Ownership Incentive Plan {incorporated herein by reference to current report on Form 8-K dated January 26, 2012}

10.11	Community Trust Bancorp, Inc. 2012 Executive Committee Long-Term Incentive Compensation Plan {incorporated herein by reference to current report on Form 8-K dated January 26, 2012}

10.12	Community Trust Bancorp, Inc. 2013 Executive Committee Long-Term Incentive Compensation Plan {incorporated herein by reference to current report on Form 8-K dated January 29, 2013}

10.13	Community Trust Bancorp, Inc. 2014 Executive Committee Long-Term Incentive Compensation Plan {incorporated herein by reference to current report on Form 8-K dated January 30, 2014}

21	List of subsidiaries

23.1	Consent of BKD, LLP, Independent Registered Public Accounting Firm

31.1	Certification of Principal Executive Officer (Jean R. Hale, Chairman, President, and Chief Executive Officer)

31.2	Certification of Principal Financial Officer (Kevin J. Stumbo, Executive Vice President, Chief Financial Officer, and Treasurer)

32.1	Certification of Jean R. Hale, Chairman, President and CEO, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2
Certification of Kevin J. Stumbo, Executive Vice President, Chief Financial Officer, and Treasurer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Community Trust Bancorp, Inc. Dividend Reinvestment Plan, as amended December 20, 2013 {incorporated by reference to registration statement no. 333-193011}

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

 (b)  Exhibits

The response to this portion of Item 15 is submitted in (a) 3. above.

(c)  Financial Statement Schedules

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf the undersigned, thereunto duly authorized.

COMMUNITY TRUST BANCORP, INC.

Date: March 14, 2014	By:	/s/ Jean R. Hale
Jean R. Hale
Chairman, President, and Chief Executive Officer

/s/ Kevin J. Stumbo
Kevin J. Stumbo
Executive Vice President, Chief Financial Officer, and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

March 14, 2014	/s/ Jean R. Hale	Chairman, President, and Chief Executive Officer
Jean R. Hale

March 14, 2014	/s/ Kevin J. Stumbo	Executive Vice President, Chief Financial Officer, and Treasurer
Kevin J. Stumbo

March 14, 2014	/s/ Charles J. Baird	Director
Charles J. Baird

March 14, 2014	/s/ Nick Carter	Director
Nick Carter

March 14, 2014	/s/ James E. McGhee, II	Director
James E. McGhee II

March 14, 2014	/s/ M. Lynn Parrish	Director
M. Lynn Parrish

March 14, 2014	/s/ James R. Ramsey	Director
James R. Ramsey

March 14, 2014	/s/ Anthony W. St. Charles	Director
Anthony W. St. Charles

COMMUNITY TRUST BANCORP, INC. AND SUBSIDIARIES
INDEX TO EXHIBITS

Exhibit No.	Description of Exhibits
3.1	Articles of Incorporation for CTBI {incorporated herein by reference}

3.2	By-laws of CTBI as amended July 25, 1995 {incorporated herein by reference}

3.3	By-laws of CTBI as amended January 29, 2008 {incorporated herein by reference}

10.1	Community Trust Bancorp, Inc. Employee Stock Ownership Plan (effective January 1, 2007) {incorporated herein by reference}

10.2
Community Trust Bancorp, Inc. Savings and Employee Stock Ownership Plan (Amendment Number One effective January 1, 2002, Amendment Number Two effective January 1, 2004, Amendment Number Three effective March 28, 2005, and Amendment Number Four effective January 1, 2006) {incorporated herein by reference}

10.3	Second restated Pikeville National Corporation 1989 Stock Option Plan (commonly known as Community Trust Bancorp, Inc. 1989 Stock Option Plan) {incorporated herein by reference}

10.4	Community Trust Bancorp, Inc. 1998 Stock Option Plan {incorporated herein by reference}

10.5	Community Trust Bancorp, Inc. 2006 Stock Ownership Incentive Plan {incorporated herein by reference}

10.6	Form of Severance Agreement between Community Trust Bancorp, Inc. and executive officers (currently in effect with respect to eleven executive officers) {incorporated herein by reference}

10.7	Senior Management Incentive Compensation Plan (2014) {incorporated herein by reference}

10.8	Restricted Stock Agreement{incorporated herein by reference}

10.9	Employee Incentive Compensation Plan (2014) {incorporated herein by reference}

10.10	Amendment to the Community Trust Bancorp, Inc. 2006 Stock Ownership Incentive Plan {incorporated herein by reference}

10.11	Community Trust Bancorp, Inc. 2012 Executive Committee Long-Term Incentive Compensation Plan {incorporated herein by reference}

10.12	Community Trust Bancorp, Inc. 2013 Executive Committee Long-Term Incentive Compensation Plan {incorporated herein by reference}

10.13	Community Trust Bancorp, Inc. 2014 Executive Committee Long-Term Incentive Compensation Plan {incorporated herein by reference}

21	List of subsidiaries

23.1	Consent of BKD, LLP, Independent Registered Public Accounting Firm

31.1	Certification of Principal Executive Officer (Jean R. Hale, Chairman, President and CEO)

31.2	Certification of Principal Financial Officer (Kevin J. Stumbo, Executive Vice President, Chief Financial Officer, and Treasurer)

32.1	Certification of Jean R. Hale, Chairman, President and CEO, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2
Certification of Kevin J. Stumbo, Executive Vice President, Chief Financial Officer, and Treasurer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Community Trust Bancorp, Inc. Dividend Reinvestment Plan, as amended December 20, 2013

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase