Form 10-Q
period 2014-03-31
COMMUNITY TRUST BANCORP INC /KY/
filed 2014-05-09
CIK 350852

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014

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

Common stock – 15,837,113 shares outstanding at April 30, 2014

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

The accompanying condensed consolidated financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all of the disclosures normally required by accounting principles generally accepted in the United States of America or those normally made in the Registrant’s annual report on Form 10-K.  Accordingly, the reader of the Form 10-Q should refer to the Registrant’s Form 10-K for the year ended December 31, 2013 for further information in this regard.

Community Trust Bancorp, Inc.
Condensed Consolidated Balance Sheets

(dollars in thousands)	(unaudited) March 31 2014	December 31 2013
Assets:
Cash and due from banks	$64,386	$64,828
Interest bearing deposits	121,236	33,200
Federal funds sold	8,067	8,613
Cash and cash equivalents	193,689	106,641

Certificates of deposit in other banks	9,568	9,568
Securities available-for-sale at fair value (amortized cost of $656,335 and $621,753, respectively)	650,127	609,405
Securities held-to-maturity at amortized cost (fair value of $1,619 and $1,601, respectively)	1,662	1,662
Loans held for sale	1,610	828

Loans	2,585,508	2,615,354
Allowance for loan and lease losses	(33,615)	(34,008)
Net loans	2,551,893	2,581,346

Premises and equipment, net	51,182	52,000
Federal Home Loan Bank stock	17,927	25,673
Federal Reserve Bank stock	4,887	4,886
Goodwill	65,490	65,490
Core deposit intangible (net of accumulated amortization of $7,979 and $7,925, respectively)	637	690
Bank owned life insurance	54,043	53,687
Mortgage servicing rights	3,258	3,424
Other real estate owned	36,299	39,188
Other assets	26,306	27,228
Total assets	$3,668,578	$3,581,716

Liabilities and shareholders’ equity:
Deposits:
Noninterest bearing	$652,170	$621,321
Interest bearing	2,272,019	2,233,753
Total deposits	2,924,189	2,855,074

Repurchase agreements	217,656	208,067
Federal funds purchased and other short-term borrowings	8,723	12,465
Advances from Federal Home Loan Bank	1,257	1,286
Long-term debt	61,341	61,341
Other liabilities	33,369	30,991
Total liabilities	3,246,535	3,169,224

Shareholders’ equity:
Preferred stock, 300,000 shares authorized and unissued	-	-
Common stock, $5 par value, shares authorized 25,000,000; shares outstanding 2014 – 15,832,347; 2013 – 15,821,304	79,162	79,107
Capital surplus	167,524	167,122
Retained earnings	179,392	174,289
Accumulated other comprehensive loss, net of tax	(4,035)	(8,026)
Total shareholders’ equity	422,043	412,492

Total liabilities and shareholders’ equity	$3,668,578	$3,581,716

See notes to condensed consolidated financial statements.

Community Trust Bancorp, Inc.
Condensed Consolidated Statements of Income and Comprehensive Income
(unaudited)

	Three Months Ended
	March 31
(in thousands except per share data)	2014	2013
Interest income:
Interest and fees on loans, including loans held for sale	$31,613	$32,848
Interest and dividends on securities
Taxable	3,047	2,895
Tax exempt	584	558
Interest and dividends on Federal Reserve Bank and Federal Home Loan Bank stock	332	348
Other, including interest on federal funds sold	117	127
Total interest income	35,693	36,776

Interest expense:
Interest on deposits	2,462	3,019
Interest on repurchase agreements and other short-term borrowings	192	263
Interest on advances from Federal Home Loan Bank	6	7
Interest on long-term debt	283	290
Total interest expense	2,943	3,579

Net interest income	32,750	33,197
Provision for loan losses	1,345	1,559
Net interest income after provision for loan losses	31,405	31,638

Noninterest income:
Service charges on deposit accounts	5,431	5,767
Gains on sales of loans, net	190	1,397
Trust and wealth management income	2,109	2,000
Loan related fees	679	948
Bank owned life insurance	474	421
Brokerage revenue	570	450
Securities losses	(60)	0
Other noninterest income	672	937
Total noninterest income	10,065	11,920

Noninterest expense:
Officer salaries and employee benefits	2,838	2,551
Other salaries and employee benefits	10,579	10,431
Occupancy, net	2,164	1,927
Equipment	900	978
Data processing	1,925	1,813
Bank franchise tax	1,209	1,123
Legal fees	698	606
Professional fees	415	382
FDIC insurance	649	602
Other real estate owned provision and expense	1,505	1,839
Repossession expense	319	411
Other noninterest expense	3,660	3,636
Total noninterest expense	26,861	26,299

Income before income taxes	14,609	17,259
Income taxes	4,469	5,439
Net income	10,140	11,820

Other comprehensive income (loss):
Unrealized holding gains (losses) on securities available-for-sale:
Unrealized holding gains (losses) arising during the period	6,080	(2,586)
Less: Reclassification adjustments for realized losses included in net income	(60)	0
Tax (benefit) expense	2,149	(905)
Other comprehensive income (loss), net of tax	3,991	(1,681)
Comprehensive income	$14,131	$10,139

Basic earnings per share	$0.64	$0.76
Diluted earnings per share	$0.64	$0.76

Weighted average shares outstanding-basic	15,735	15,539
Weighted average shares outstanding-diluted	15,821	15,592

Dividends declared per share	$0.320	$0.315

See notes to condensed consolidated financial statements.

Community Trust Bancorp, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended
	March 31
(in thousands)	2014	2013
Cash flows from operating activities:
Net income	$10,140	$11,820
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,121	1,151
Deferred taxes	(443)	905
Stock-based compensation	191	164
Excess tax benefits of stock-based compensation	6	35
Provision for loan losses	1,345	1,559
Write-downs of other real estate owned and other repossessed assets	874	1,146
Gains on sale of mortgage loans held for sale	(190)	(1,397)
Losses on sales of securities	60	0
Losses on sale of assets, net	14	65
Proceeds from sale of mortgage loans held for sale	8,583	59,723
Funding of mortgage loans held for sale	(9,176)	(37,289)
Amortization of securities premiums and discounts, net	664	1,086
Change in cash surrender value of bank owned life insurance	(356)	(324)
Mortgage servicing rights:
Fair value adjustments	229	69
New servicing assets created	(63)	(357)
Changes in:
Other assets	927	(486)
Other liabilities	699	(5,968)
Net cash provided by operating activities	14,625	31,902

Cash flows from investing activities:
Certificates of deposit in other banks:
Purchase of certificates of deposit	0	(3,984)
Securities available-for-sale (AFS):
Purchase of AFS securities	(168,168)	(109,477)
Proceeds from the sales of AFS securities	112,949	0
Proceeds from prepayments and maturities of AFS securities	19,911	31,637
Change in loans, net	28,250	(15,881)
Purchase of premises and equipment	(250)	(267)
Proceeds from sale of premises and equipment	18	0
Redemption of stock by Federal Home Loan Bank	7,746	0
Additional investment in Federal Reserve Bank stock	(1)	(1)
Proceeds from sale of other real estate and other repossessed assets	1,837	2,347
Additional investment in other real estate and other repossessed assets	0	(5)
Additional investment in bank owned life insurance	0	(7,949)
Net cash provided by (used in) investing activities	2,292	(103,580)

Cash flows from financing activities:
Change in deposits, net	69,115	29,732
Change in repurchase agreements, federal funds purchased, and other short-term borrowings, net	5,847	6,411
Payments on advances from Federal Home Loan Bank	(29)	(42)
Issuance of common stock	290	883
Excess tax benefits of stock-based compensation	(6)	(35)
Dividends paid	(5,086)	(4,887)
Net cash provided by financing activities	70,131	32,062
Net increase (decrease) in cash and cash equivalents	87,048	(39,616)
Cash and cash equivalents at beginning of period	106,641	207,560
Cash and cash equivalents at end of period	$193,689	$167,944

Supplemental disclosures:
Income taxes paid	$4,100	$4,500
Interest paid	2,794	3,411
Non-cash activities:
Loans to facilitate the sale of other real estate and other repossessed assets	1,415	318
Common stock dividends accrued, paid in subsequent quarter	201	4,900
Real estate acquired in settlement of loans	1,273	2,047

See notes to condensed consolidated financial statements.

Community Trust Bancorp, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1 - Summary of Significant Accounting Policies

In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments (which consist of normal recurring accruals) necessary, to present fairly the condensed consolidated financial position as of March 31, 2014, the results of operations for the three months ended March 31, 2014 and 2013, and the cash flows for the three months ended March 31, 2014 and 2013.  In accordance with accounting principles generally accepted in the United States of America for interim financial information, these statements do not include certain information and footnote disclosures required by accounting principles generally accepted in the United States of America for complete annual financial statements.  The results of operations for the three months ended March 31, 2014 and 2013, and the cash flows for the three months ended March 31, 2014 and 2013, are not necessarily indicative of the results to be expected for the full year.  The condensed consolidated balance sheet as of December 31, 2013 has been derived from the audited consolidated financial statements of Community Trust Bancorp, Inc. (“CTBI”) for that period.  For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2013, included in our annual report on Form 10-K.

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

All closed-end consumer loans (excluding conventional 1-4 family residential loans and installment and revolving loans secured by real estate) are charged off no later than 120 days (5 monthly payments) delinquent.  If a loan is considered uncollectable, it is charged off earlier than 120 days delinquent.  For conventional 1-4 family residential loans and installment and revolving loans secured by real estate, when a loan is 90 days past due, a current assessment of the value of the real estate is made.  If the balance of the loan exceeds the fair value of the property, the loan is placed on nonaccrual.  Foreclosure proceedings are normally initiated after 120 days.  When the foreclosed property has been legally assigned to CTBI, a charge-off is taken with the remaining balance, reflecting the fair value less estimated costs to sell, transferred to other real estate owned.

Historical loss rates for loans are adjusted for significant factors that, in management’s judgment, reflect the impact of any current conditions on loss recognition.  During the quarter ended March 31, 2014, we continued to use twelve rolling quarters for our historical loss rate analysis.  Factors that we consider include delinquency trends, current economic conditions and trends, strength of supervision and administration of the loan portfolio, levels of underperforming loans, level of recoveries to prior year’s charge-offs, trends in loan losses, industry concentrations and their relative strengths, amount of unsecured loans, and underwriting exceptions.  Based upon management’s judgment, “best case,” “worst case,” and “most likely” scenarios are determined.  The total of each of these weighted factors is then applied against the applicable portion of the portfolio and the ALLL is adjusted accordingly to approximate the most likely scenario.  Management continually reevaluates the other subjective factors included in its ALLL analysis.

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

Note 2 – Stock-Based Compensation

CTBI’s compensation expense related to stock option grants was $4 thousand and $2 thousand for the three months ended March 31, 2014 and 2013, respectively.  Restricted stock expense for the three months ended March 31, 2014 and 2013 was $187 thousand and $162 thousand, respectively, including $30 thousand and $31 thousand in dividends paid for each period.  As of March 31, 2014, there was a total of $12 thousand of unrecognized compensation expense related to unvested stock option awards that will be recognized as expense as the awards vest over a weighted average period of 2.5 years and a total of $1.4 million of unrecognized compensation expense related to restricted stock grants that will be recognized as expense as the awards vest over a weighted average period of 2.0 years.

There were 3,952 shares of restricted stock granted during the three months ended March 31, 2014, and 10,822 shares of restricted stock granted during the three months ended March 31, 2013.  The restrictions on the restricted stock lapse ratably over four years or in the event of a change in control of CTBI or the death of the participant.  In the event of the disability of the participant, the restrictions will lapse on a pro rata basis.  The Compensation Committee of the Board of Directors will have discretion to review and revise restrictions applicable to a participant’s restricted stock in the event of the participant’s retirement.  There were no options granted to purchase shares of CTBI common stock during the three months ended March 31, 2014 and 1,500 options granted during the three months ended March 2013.

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

The amortized cost and fair value of securities at March 31, 2014 are summarized as follows:

Available-for-Sale

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury and government agencies	$140,033	$229	$(3,783)	$136,479
State and political subdivisions	129,975	2,480	(1,885)	130,570
U.S. government sponsored agency mortgage-backed securities	361,327	3,086	(5,762)	358,651
Total debt securities	631,335	5,795	(11,430)	625,700
Marketable equity securities	25,000	0	(573)	24,427
Total available-for-sale securities	$656,335	$5,795	$(12,003)	$650,127

Held-to-Maturity

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury and government agencies	$480	$0	$(44)	$436
State and political subdivisions	1,182	1	0	1,183
Total held-to-maturity securities	$1,662	$1	$(44)	$1,619

The amortized cost and fair value of securities as of December 31, 2013 are summarized as follows:

Available-for-Sale

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury and government agencies	$65,524	$225	$(5,139)	$60,610
State and political subdivisions	118,055	1,907	(3,259)	116,703
U.S. government sponsored agency mortgage-backed securities	383,174	4,325	(8,189)	379,310
Total debt securities	566,753	6,457	(16,587)	556,623
Marketable equity securities	55,000	0	(2,218)	52,782
Total available-for-sale securities	$621,753	$6,457	$(18,805)	$609,405

Held-to-Maturity

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury and government agencies	$480	$0	$(62)	$418
State and political subdivisions	1,182	1	0	1,183
Total held-to-maturity securities	$1,662	$1	$(62)	$1,601

The amortized cost and fair value of securities at March 31, 2014 by contractual maturity are shown below.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale		Held-to-Maturity
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$2,366	$2,377	$0	$0
Due after one through five years	104,520	104,901	0	0
Due after five through ten years	123,723	120,778	1,182	1,183
Due after ten years	39,399	38,993	480	436
U.S. government sponsored agency mortgage-backed securities	361,327	358,651	0	0
Total debt securities	631,335	625,700	1,662	1,619
Marketable equity securities	25,000	24,427	0	0
Total securities	$656,335	$650,127	$1,662	$1,619

As of March 31, 2014, there was a combined loss of $60 thousand.  A pre-tax gain of $1.8 million and a pre-tax loss of $1.9 million were realized during the year.  There were no sales or calls of securities and no gains or losses realized as of March 31, 2013.

The amortized cost of securities pledged as collateral, to secure public deposits and for other purposes, was $236.0 million at March 31, 2014 and $257.5 million at December 31, 2013.

The amortized cost of securities sold under agreements to repurchase amounted to $254.6 million at March 31, 2014 and $255.4 million at December 31, 2013.

Certain investments in debt and marketable equity securities are reported in the financial statements at amounts less than their historical costs.  CTBI evaluates its investment portfolio on a quarterly basis for impairment.  The analysis performed as of March 31, 2014 indicates that all impairment is considered temporary, market driven, and not credit-related.  The percentage of total investments with unrealized losses as of March 31, 2014 was 65.7% compared to 67.8% as of December 31, 2013.  The following tables provide the amortized cost, gross unrealized losses, and fair market value, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position as of March 31, 2014 that are not deemed to be other-than-temporarily impaired.

Available-for-Sale

(in thousands)	Amortized Cost	Gross Unrealized Losses	Fair Value
Less Than 12 Months
U.S. Treasury and government agencies	$66,121	$(1,364)	$64,757
State and political subdivisions	46,229	(1,518)	44,711
U.S. government sponsored agency mortgage-backed securities	257,459	(5,762)	251,697
Total debt securities	369,809	(8,644)	361,165
Marketable equity securities	25,000	(573)	24,427
Total <12 months temporarily impaired AFS securities	394,809	(9,217)	385,592

12 Months or More
U.S. Treasury and government agencies	35,750	(2,419)	33,331
State and political subdivisions	9,292	(367)	8,925
Total ≥12 months temporarily impaired AFS securities	45,042	(2,786)	42,256

Total
U.S. Treasury and government agencies	101,871	(3,783)	98,088
State and political subdivisions	55,521	(1,885)	53,636
U.S. government sponsored agency mortgage-backed securities	257,459	(5,762)	251,697
Total debt securities	414,851	(11,430)	403,421
Marketable equity securities	25,000	(573)	24,427
Total temporarily impaired AFS securities	$439,851	$(12,003)	$427,848

Held-to-Maturity

(in thousands)	Amortized Cost	Gross Unrealized Losses	Fair Value
12 Months or More
U.S. Treasury and government agencies	$480	$(44)	$436
Total temporarily impaired HTM securities	$480	$(44)	$436

U.S. Treasury and Government Agencies

The unrealized losses in U.S. Treasury and government agencies were caused by interest rate increases.  The contractual terms of those investments do not permit the issuer to settle the securities at a price less than amortized cost.  Because CTBI does not intend to sell the investments and it is not more likely than not that we will be required to sell the investments before recovery of their amortized cost, which may be maturity, CTBI does not consider those investments to be other-than-temporarily impaired at March 31, 2014.

State and Political Subdivisions

The unrealized losses in securities of state and political subdivisions were caused by interest rate increases.  The contractual terms of those investments do not permit the issuer to settle the securities at a price less than amortized cost.  Because CTBI does not intend to sell the investments before recovery of their amortized cost, which may be maturity, CTBI does not consider those investments to be other-than-temporarily impaired at March 31, 2014.

U.S. Government Sponsored Agency Mortgage-Backed Securities

The unrealized losses in U.S. government sponsored agency mortgage-backed securities were caused by interest rate increases.  CTBI expects to recover the amortized cost basis over the term of the securities.  Because the decline in market value is attributable to changes in interest rates and not credit quality, and because CTBI does not intend to sell the investments and it is not more likely than not we will be required to sell the investments before recovery of their amortized cost, which may be maturity, CTBI does not consider those investments to be other-than-temporarily impaired at March 31, 2014.

Marketable Equity Securities

CTBI’s investments in marketable equity securities consist of investments in fixed income mutual funds ($24.4 million of the total fair value and $573 thousand of the total unrealized losses in common stock investments).  The severity of the impairment (fair value is approximately 2.3% less than cost) and the duration of the impairment (less than twelve months) correlates with the rise in interest rates during the latter half of 2013.  CTBI evaluated the near-term prospects of these funds in relation to the severity and duration of the impairment.  Based on that evaluation, CTBI does not consider those investments to be other-than-temporarily impaired at March 31, 2014.

The analysis performed as of December 31, 2013 indicated that all impairment was considered temporary, market driven, and not credit-related.  The following tables provide the amortized cost, gross unrealized losses, and fair market value, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position as of December 31, 2013 that are not deemed to be other-than-temporarily impaired.

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

Note 4 – Loans

Major classifications of loans, net of unearned income, deferred loan origination costs, and net premiums on acquired loans, are summarized as follows:

(in thousands)	March 31 2014	December 31 2013
Commercial construction	$111,272	$110,779
Commercial secured by real estate	874,437	872,542
Equipment lease financing	8,122	8,840
Commercial other	351,648	374,881
Real estate construction	59,730	56,075
Real estate mortgage	695,514	697,601
Home equity	84,694	84,880
Consumer direct	117,497	122,215
Consumer indirect	282,594	287,541
Total loans	$2,585,508	$2,615,354

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

Not included in the loan balances above were loans held for sale in the amount of $1.6 million at March 31, 2014 and $0.8 million at December 31, 2013, respectively.  The amount of capitalized fees and costs under ASC 310-20, included in the above loan totals were ($6) thousand and $3 thousand at March 31, 2014 and December 31, 2013, respectively.

Refer to note 1 to the condensed consolidated financial statements for further information regarding our nonaccrual policy.  Nonaccrual loans segregated by class of loans were as follows:

(in thousands)	March 31 2014	December 31 2013
Commercial:
Commercial construction	$4,767	$4,519
Commercial secured by real estate	13,252	6,576
Commercial other	2,629	2,801

Residential:
Real estate construction	481	481
Real estate mortgage	5,406	5,152
Home equity	349	429
Total nonaccrual loans	$26,884	$19,958

The following tables present CTBI’s loan portfolio aging analysis, segregated by class, as of March 31, 2014 and December 31, 2013:

	March 31, 2014
(in thousands)	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Current	Total Loans	90+ and Accruing*
Commercial:
Commercial construction	$386	$52	$6,209	$6,647	$104,625	$111,272	$1,456
Commercial secured by real estate	4,975	1,900	15,937	22,812	851,625	874,437	4,728
Equipment lease financing	0	0	0	0	8,122	8,122	0
Commercial other	578	8,182	5,595	14,355	337,293	351,648	3,323
Residential:
Real estate construction	439	31	752	1,222	58,508	59,730	271
Real estate mortgage	1,510	3,846	9,929	15,285	680,229	695,514	5,189
Home equity	843	240	648	1,731	82,963	84,694	319
Consumer:
Consumer direct	803	168	58	1,029	116,468	117,497	202
Consumer indirect	1,525	531	202	2,258	280,336	282,594	58
Total	$11,059	$14,950	$39,330	$65,339	$2,520,169	$2,585,508	$15,546

	December 31, 2013
(in thousands)	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Current	Total Loans	90+ and Accruing*
Commercial:
Commercial construction	$250	$166	$6,012	$6,428	$104,351	$110,779	$1,673
Commercial secured by real estate	3,703	1,982	16,660	22,345	850,197	872,542	12,403
Equipment lease financing	0	0	0	0	8,840	8,840	0
Commercial other	344	422	6,156	6,922	367,959	374,881	3,723
Residential:
Real estate construction	81	383	694	1,158	54,917	56,075	213
Real estate mortgage	1,274	4,419	9,346	15,039	682,562	697,601	4,847
Home equity	786	330	737	1,853	83,027	84,880	324
Consumer:
Consumer direct	1,063	291	119	1,473	120,742	122,215	119
Consumer indirect	2,750	668	297	3,715	283,826	287,541	297
Total	$10,251	$8,661	$40,021	$58,933	$2,556,421	$2,615,354	$23,599

*90+ and Accruing are also included in 90+ Days Past Due column.

The risk characteristics of CTBI’s material portfolio segments are as follows:

Commercial construction loans generally are made to customers for the purpose of building income-producing properties.  Personal guarantees of the principals are generally required.  Such loans are made on a projected cash flow basis and are secured by the project being constructed.  Construction loan draw procedures are included in each specific loan agreement, including required documentation items and inspection requirements.  Construction loans may convert to term loans at the end of the construction period, or may be repaid by the take-out commitment from another financing source.  If the loan is to convert to a term loan, the repayment ability is based on the borrower’s projected cash flow.  Risk is mitigated during the construction phase by requiring proper documentation and inspections whenever a draw is requested.  Loans in amounts greater than $500,000 generally require a performance bond to be posted by the general contractor to assure completion of the project.

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

The following tables present the credit risk profile of CTBI’s commercial loan portfolio based on rating category and payment activity, segregated by class of loans, as of March 31, 2014 and December 31, 2013:

(in thousands)	Commercial Construction	Commercial Secured by Real Estate	Equipment Leases	Commercial Other	Total
March 31, 2014
Pass	$90,787	$747,805	$8,122	$299,605	$1,146,319
Watch	9,141	75,684	0	32,277	117,102
OAEM	1,094	9,611	0	6,005	16,710
Substandard	5,649	28,986	0	11,552	46,187
Doubtful	4,601	12,351	0	2,209	19,161
Total	$111,272	$874,437	$8,122	$351,648	$1,345,479

December 31, 2013
Pass	$85,699	$746,202	$8,840	$321,819	$1,162,559
Watch	13,519	77,561	0	32,800	123,880
OAEM	0	6,639	0	6,200	12,839
Substandard	7,208	37,334	0	11,772	56,314
Doubtful	4,353	4,806	0	2,291	11,450
Total	$110,779	$872,542	$8,840	$374,881	$1,367,042

The following tables present the credit risk profile of the CTBI’s residential real estate and consumer loan portfolios based on performing or nonperforming status, segregated by class, as of March 31, 2014 and December 31, 2013:

(in thousands)	Real Estate Construction	Real Estate Mortgage	Home Equity	Consumer Direct	Consumer Indirect	Total
March 31, 2014
Performing	$58,978	$684,919	$84,026	$117,295	$282,536	$1,227,754
Nonperforming (1)	752	10,595	668	202	58	12,275
Total	$59,730	$695,514	$84,694	$117,497	$282,594	$1,240,029

December 31, 2013
Performing	$55,381	$687,602	$84,127	$122,096	$287,244	$1,236,450
Nonperforming (1)	694	9,999	753	119	297	11,862
Total	$56,075	$697,601	$84,880	$122,215	$287,541	$1,248,312

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

The following table presents impaired loans, the average investment in impaired loans, and interest income recognized on impaired loans for the periods ended March 31, 2014, December 31, 2013, and March 31, 2013:

	March 31, 2014
(in thousands)	Recorded Balance	Unpaid Contractual Principal Balance	Specific Allowance	Average Investment in Impaired Loans	*Interest Income Recognized
Loans without a specific valuation allowance:
Commercial construction	$5,430	$5,431	$0	$5,441	$50
Commercial secured by real estate	35,719	36,618	0	36,416	265
Commercial other	14,191	15,726	0	14,324	114
Real estate mortgage	1,021	1,021	0	1,022	10

Loans with a specific valuation allowance:
Commercial construction	4,278	4,284	939	4,312	0
Commercial secured by real estate	4,234	4,611	1,084	4,686	4
Commercial other	413	536	112	439	0

Totals:
Commercial construction	9,708	9,715	939	9,753	50
Commercial secured by real estate	39,953	41,229	1,084	41,102	269
Commercial other	14,604	16,262	112	14,763	114
Real estate mortgage	1,021	1,021	0	1,022	10
Total	$65,286	$68,227	$2,135	$66,640	$443

	December 31, 2013
(in thousands)	Recorded Balance	Unpaid Contractual Principal Balance	Specific Allowance	Average Investment in Impaired Loans	*Interest Income Recognized
Loans without a specific valuation allowance:
Commercial construction	$5,457	$5,458	$0	$5,595	$240
Commercial secured by real estate	35,258	36,173	0	32,472	1,231
Commercial other	14,839	16,435	0	15,396	568
Real estate mortgage	1,024	1,024	0	934	43

Loans with a specific valuation allowance:
Commercial construction	4,353	4,359	1,189	4,935	0
Commercial secured by real estate	4,039	4,326	1,005	5,033	1
Commercial other	330	453	102	525	0

Totals:
Commercial construction	9,810	9,817	1,189	10,530	240
Commercial secured by real estate	39,297	40,499	1,005	37,505	1,232
Commercial other	15,169	16,888	102	15,921	568
Real estate mortgage	1,024	1,024	0	934	43
Total	$65,300	$68,228	$2,296	$64,890	$2,083

	March 31, 2013
(in thousands)	Recorded Balance	Unpaid Contractual Principal Balance	Specific Allowance	Average Investment in Impaired Loans	*Interest Income Recognized
Loans without a specific valuation allowance:
Commercial construction	$5,155	$5,609	$0	$5,225	$74
Commercial secured by real estate	33,765	34,586	0	33,908	297
Commercial other	15,779	17,920	0	15,435	154
Real estate mortgage	657	657	0	658	7

Loans with a specific valuation allowance:
Commercial construction	6,073	7,303	1,911	6,075	0
Commercial secured by real estate	4,158	4,276	1,192	4,166	0
Commercial other	867	2,188	322	868	0

Totals:
Commercial construction	11,228	12,912	1,911	11,300	74
Commercial secured by real estate	37,923	38,862	1,192	38,074	297
Commercial other	16,646	20,108	322	16,303	154
Real estate mortgage	657	657	0	658	7
Total	$66,454	$72,539	$3,425	$66,335	$532

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

During 2014, certain loans were modified in troubled debt restructurings, where economic concessions were granted to borrowers consisting of reductions in the interest rates, payment extensions, forgiveness of principal, and forbearances.  Presented below, segregated by class of loans, are troubled debt restructurings that occurred during the three months ended March 31, 2014 and 2013 and the year ended December 31, 2013:

	Three Months Ended March 31, 2014
(in thousands)	Number of Loans	Term Modification	Rate Modification	Combination	Post-Modification Outstanding Balance
Commercial:
Commercial secured by real estate	2	$126	$0	$0	$126
Commercial other	2	41	0	0	41
Total troubled debt restructurings	4	$167	$0	$0	$167

	Year Ended December 31, 2013
(in thousands)	Number of Loans	Term Modification	Rate Modification	Combination	Post-Modification Outstanding Balance
Commercial:
Commercial construction	6	$2,603	$0	$0	$2,603
Commercial secured by real estate	27	2,568	0	2,920	5,488
Commercial other	30	6,471	0	152	6,623
Residential:
Real estate mortgage	1	373	0	0	373
Total troubled debt restructurings	64	$12,015	$0	$3,072	$15,087

	Three Months Ended March 31, 2013
(in thousands)	Number of Loans	Term Modification	Rate Modification	Combination	Post-Modification Outstanding Balance
Commercial:
Commercial construction	3	$2,110	$0	$0	$2,110
Commercial secured by real estate	5	605	0	0	605
Commercial other	9	5,493	0	92	5,585
Total troubled debt restructurings	17	$8,208	$0	$92	$8,300

No charge-offs have resulted from modifications for any of the presented periods.

Loans retain their accrual status at the time of their modification. As a result, if a loan is on nonaccrual at the time it is modified, it stays as nonaccrual, and if a loan is on accrual at the time of the modification, it generally stays on accrual.  Commercial and consumer loans modified in a troubled debt restructuring are closely monitored for delinquency as an early indicator of possible future default.  If loans modified in a troubled debt restructuring subsequently default, CTBI evaluates the loan for possible further impairment.  The allowance for loan losses may be increased, adjustments may be made in the allocation of the allowance, or partial charge-offs may be taken to further write-down the carrying value of the loan.  Presented below, segregated by class of loans, are loans that were modified as troubled debt restructurings within the past twelve months which have subsequently defaulted.  CTBI generally considers a loan in default when it is 90 days or more past due or transferred to nonaccrual.

(in thousands)	Three Months Ended March 31, 2014
	Number of Loans	Recorded Balance
Commercial:
Commercial construction	0	$0
Commercial secured by real estate	0	0
Commercial other	2	34
Total defaulted restructured loans	2	$34

(in thousands)	Three Months Ended March 31, 2013
	Number of Loans	Recorded Balance
Commercial:
Commercial construction	2	$328
Commercial secured by real estate	2	662
Commercial other	1	12
Total defaulted restructured loans	5	$1,002

Note 5 – Allowance for Loan and Lease Losses

The following tables present the balance in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method as of March 31, 2014, December 31, 2013 and March 31, 2013:

	March 31, 2014
(in thousands)	Commercial Construction	Commercial Secured by Real Estate	Equipment Lease Financing	Commercial Other	Real Estate Construction	Real Estate Mortgage	Home Equity	Consumer Direct	Consumer Indirect	Total
Allowance for loan losses
Beginning balance	$3,396	$14,535	$121	$5,238	$397	$4,939	$601	$1,127	$3,654	$34,008
Provision charged to expense	(296)	(106)	(14)	(13)	44	356	51	753	570	1,345
Losses charged off	0	322	0	633	0	164	27	453	946	2,545
Recoveries	7	76	0	162	1	12	1	146	402	807
Ending balance	$3,107	$14,183	$107	$4,754	$442	$5,143	$626	$1,573	$3,680	$33,615

Ending balance:
Individually evaluated for impairment	$939	$1,084	$0	$112	$0	$0	$0	$0	$0	$2,135
Collectively evaluated for impairment	$2,168	$13,099	$107	$4,642	$442	$5,143	$626	$1,573	$3,680	$31,480

Loans
Ending balance:
Individually evaluated for impairment	$9,708	$39,953	$0	$14,604	$0	$1,021	$0	$0	$0	$65,286
Collectively evaluated for impairment	$101,564	$834,484	$8,122	$337,044	$59,730	$694,493	$84,694	$117,497	$282,594	$2,520,222

	December 31, 2013
(in thousands)	Commercial Construction	Commercial Secured by Real Estate	Equipment Lease Financing	Commercial Other	Real Estate Construction	Real Estate Mortgage	Home Equity	Consumer Direct	Consumer Indirect	Total
Allowance for loan losses
Beginning balance	$4,033	$13,541	$126	$5,469	$376	$4,767	$563	$1,102	$3,268	$33,245
Provision charged to expense	189	2,438	(5)	1,477	106	860	268	696	2,539	8,568
Losses charged off	1,135	1,607	0	2,265	89	744	241	1,166	3,802	11,049
Recoveries	309	163	0	557	4	56	11	495	1,649	3,244
Ending balance	$3,396	$14,535	$121	$5,238	$397	$4,939	$601	$1,127	$3,654	$34,008

Ending balance:
Individually evaluated for impairment	$1,189	$1,005	$0	$102	$0	$0	$0	$0	$0	$2,296
Collectively evaluated for impairment	$2,207	$13,530	$121	$5,136	$397	$4,939	$601	$1,127	$3,654	$31,712

Loans
Ending balance:
Individually evaluated for impairment	$9,810	$39,297	$0	$15,169	$0	$1,024	$0	$0	$0	$65,300
Collectively evaluated for impairment	$100,969	$833,245	$8,840	$359,712	$56,075	$696,577	$84,880	$122,215	$287,541	$2,550,054

	March 31, 2013
(in thousands)	Commercial Construction	Commercial Secured by Real Estate	Equipment Lease Financing	Commercial Other	Real Estate Construction	Real Estate Mortgage	Home Equity	Consumer Direct	Consumer Indirect	Total
Allowance for loan losses
Beginning balance	$4,033	$13,541	$126	$5,469	$376	$4,767	$563	$1,102	$3,268	$33,245
Provision charged to expense	(212)	484	2	(155)	(4)	334	50	165	895	1,559
Losses charged off	0	365	0	332	0	131	47	314	999	2,188
Recoveries	6	22	0	169	0	10	5	145	420	777
Ending balance	$3,827	$13,682	$128	$5,151	$372	$4,980	$571	$1,098	$3,584	$33,393

Ending balance:
Individually evaluated for impairment	$1,911	$1,192	$0	$322	$0	$0	$0	$0	$0	$3,425
Collectively evaluated for impairment	$1,916	$12,490	$128	$4,829	$372	$4,980	$571	$1,098	$3,584	$29,968

Loans
Ending balance:
Individually evaluated for impairment	$11,228	$37,923	$0	$16,646	$0	$657	$0	$0	$0	$66,454
Collectively evaluated for impairment	$91,075	$809,884	$9,944	$358,763	$51,978	$695,664	$79,899	$119,191	$280,462	$2,496,860

Note 6 – Other Real Estate Owned

Activity for other real estate owned was as follows:

(in thousands)	March 31, 2014	March 31, 2013
Beginning balance of other real estate owned	$39,188	$47,537
New assets acquired	1,268	2,047
Capitalized costs	0	0
Fair value adjustments	(874)	(1,146)
Sale of assets	(3,283)	(2,718)
Ending balance of other real estate owned	$36,299	$45,720

Foreclosed properties at March 31, 2014 and 2013 were $36.3 million and $45.2 million, respectively.  At March 31, 2013, included in other real estate owned were two properties totaling $0.5 million which were not acquired through foreclosure.  Carrying costs and fair value adjustments associated with foreclosed properties at March 31, 2014 and 2013 were $1.5 million and $1.8 million, respectively.

Note 7 – Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended
	March 31
(in thousands except per share data)	2014	2013
Numerator:
Net income	$10,140	$11,820

Denominator:
Basic earnings per share:
Weighted average shares	15,735	15,539
Diluted earnings per share:
Effect of dilutive stock options and restricted stock grants	86	53
Adjusted weighted average shares	15,821	15,592

Earnings per share:
Basic earnings per share	$0.64	$0.76
Diluted earnings per share	0.64	0.76

There were no options to purchase common shares that were excluded from the diluted calculations above for the three months ended March 31, 2014.  In addition to in-the-money stock options, unvested restricted stock grants were also used in the calculation of diluted earnings per share based on the treasury method.  Options to purchase 88,246 common shares at a weighted average price of $38.95 were excluded from the diluted calculations above for the three months ended March 31, 2013, because the exercises prices on the options were greater than the average market price for the period.

Note 8 – Fair Market Value of Financial Assets and Liabilities

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

Recurring Measurements

The following tables present the fair value measurements of assets recognized in the accompanying balance sheets measured at fair value on a recurring basis as of March 31, 2014 and December 31, 2013 and indicates the level within the fair value hierarchy of the valuation techniques.

(in thousands)		Fair Value Measurements at March 31, 2014 Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets measured – recurring basis
Available-for-sale securities:
U.S. Treasury and government agencies	$136,479	$0	$136,479	$0
State and political subdivisions	130,570	0	130,570	0
U.S. government sponsored agency mortgage-backed securities	358,651	0	358,651	0
Marketable equity securities	24,427	24,427	0	0
Mortgage servicing rights	3,258	0	0	3,258

(in thousands)		Fair Value Measurements at December 31, 2013 Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets measured – recurring basis
Available-for-sale securities:
U.S. Treasury and government agencies	$60,610	$0	$60,610	$0
State and political subdivisions	116,703	0	116,703	0
U.S. government sponsored agency mortgage-backed securities	379,310	0	379,310	0
Marketable equity securities	52,782	52,782	0	0
Mortgage servicing rights	3,424	0	0	3,424

Following is a description of the valuation methodologies and inputs used for assets measured at fair value on a recurring basis and recognized in the accompanying balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy.  These valuation methodologies were applied to all of CTBI’s financial assets carried at fair value.  CTBI had no liabilities measured at fair value as of March 31, 2014 and December 31, 2013.  There have been no significant changes in the valuation techniques during the quarter ended March 31, 2014.  For assets classified within Level 3 of the fair value hierarchy, the process used to develop the reported fair value is described below.

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

In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy.  Fair value determinations for Level 3 measurements are estimated on a quarterly basis where assumptions used are reviewed to ensure the estimated fair value complies with accounting standards generally accepted in the United States.  As of March 31, 2014, CTBI does not own any securities classified as Level 3 inputs.

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

Transfers between Levels

There were no transfers between Levels 1, 2, and 3 as of March 31, 2014.

Level 3 Reconciliation

Following is a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the accompanying balance sheet using significant unobservable (Level 3) inputs for the three months ended March 31, 2014 and 2013:

(in thousands)	Three Months Ended March 31, 2014
Mortgage Servicing Rights
Beginning balance	$3,424
Total recognized gains (losses)
Included in net income	(126)
Issues	63
Settlements	(103)
Ending balance	$3,258

Total gains (losses) for the period included in net income attributable to the change in unrealized gains or losses related to assets still held at the reporting date	$(126)

(in thousands)	Three Months Ended March 31, 2013
Mortgage Servicing Rights
Beginning balance	$2,364
Total recognized gains (losses)
Included in net income	117
Issues	357
Settlements	(186)
Ending balance	$2,652

Total gains for the period included in net income attributable to the change in unrealized gains or losses related to assets still held at the reporting date	$117

Realized and unrealized gains and losses for items reflected in the tables above are included in net income in the consolidated statements of income as follows:

(in thousands)	Three Months Ended March 31, 2014
	Noninterest Income	Noninterest Expense
Total gains	$(289)	$0

(in thousands)	Three Months Ended March 31, 2013
	Noninterest Income	Noninterest Expense
Total gains	$(69)	$0

Nonrecurring Measurements

The following table presents the fair value measurements of assets recognized in the accompanying balance sheets measured at fair value on a nonrecurring basis as of March 31, 2014 and December 31, 2013 and indicates the level within the fair value hierarchy of the valuation techniques.

(in thousands)		Fair Value Measurements at March 31, 2014 Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets measured – nonrecurring basis
Impaired loans (collateral dependent)	$4,020	$0	$0	$4,020
Other real estate/assets owned	4,440	0	0	4,440

(in thousands)		Fair Value Measurements at December 31, 2013 Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets measured – nonrecurring basis
Impaired loans (collateral dependent)	$6,830	$0	$0	$6,830
Other real estate/assets owned	11,111	0	0	11,111

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

Loans considered impaired under ASC 310-35, Impairment of a Loan, are loans for which, based on current information and events, it is probable that the creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement.  Impaired loans are subject to nonrecurring fair value adjustments to reflect subsequent (1) partial write-downs that are based on the observable market price or current appraised value of the collateral or (2) the full charge-off of the loan carrying value.  Quarter-to-date fair value adjustments on impaired loans were $0.2 million, $(1.0) million, and $0.5 million for the quarters ended March 31, 2014, December 31, 2013 and March 31, 2013, respectively.

Other Real Estate Owned

In accordance with the provisions of ASC 360, Property, Plant, and Equipment, other real estate owned (OREO) is carried at the lower of fair value at acquisition date or current estimated fair value, less estimated cost to sell when the real estate is acquired.  Estimated fair value of OREO is based on appraisals or evaluations.  OREO is classified within Level 3 of the fair value hierarchy.  Long-lived assets are subject to nonrecurring fair value adjustments to reflect subsequent partial write-downs that are based on the observable market price or current appraised value of the collateral.  Quarter-to-date fair value adjustments on other real estate/assets owned were $0.8 million, $0.5 million, and $1.1 million for the quarters ended March 31, 2014, December 31, 2013, and March 31, 2013, respectively.

Appraisals of OREO are obtained when the real estate is acquired and subsequently as deemed necessary by the Chief Credit Officer.  Appraisers are selected from the list of approved appraisers maintained by management.

Unobservable (Level 3) Inputs

The following tables present quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements at March 31, 2014 and December 31, 2013.

(in thousands)	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at March 31, 2014	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Mortgage servicing rights	$3,258	Discount cash flows, computer pricing model	Constant prepayment rate	7.1% - 24.6%
				(10.6%)
			Probability of default	0.00% - 10.67%
				(2.99%)
			Discount rate	Not applicable
				(10.0%)

Impaired loans (collateral-dependent)	$4,020	Market comparable properties	Marketability discount	5.0% - 10.0%
				(7.0%)

Other real estate/assets owned	$4,440	Market comparable properties	Comparability adjustments (%)	5.0% - 46.0%
				(21.0%)

(in thousands)	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at December 31, 2013	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Mortgage servicing rights	$3,424	Discount cash flows, computer pricing model	Constant prepayment rate	4.3% - 23.6%
				(9.7%)
			Probability of default	0.00% - 33.33%
				(3.36%)
			Discount rate	Not applicable
				(10.0%)

Impaired loans (collateral-dependent)	$6,830	Market comparable properties	Marketability discount	5.0% - 10.0%
				(7.0%)

Other real estate/assets owned	$11,111	Market comparable properties	Comparability adjustments (%)	5.0% - 38.0%
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

Fair Value of Financial Instruments

The following table presents estimated fair value of CTBI’s financial instruments as of March 31, 2014 and indicates the level within the fair value hierarchy of the valuation techniques.

(in thousands)		Fair Value Measurements at March 31, 2014 Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$193,689	$193,689	$0	$0
Certificates of deposit in other banks	9,568	0	9,605	0
Securities available-for-sale	650,127	24,427	625,700	0
Securities held-to-maturity	1,662	0	1,619	0
Loans held for sale	1,610	1,645	0	0
Loans, net	2,551,893	0	0	2,563,294
Federal Home Loan Bank stock	17,927	0	17,927	0
Federal Reserve Bank stock	4,887	0	4,887	0
Accrued interest receivable	12,924	0	12,924	0
Mortgage servicing rights	3,258	0	0	3,258

Financial liabilities:
Deposits	$2,924,189	$652,170	$2,267,890	$0
Repurchase agreements	217,656	0	0	217,630
Federal funds purchased	8,723	0	8,723	0
Advances from Federal Home Loan Bank	1,257	0	1,500	0
Long-term debt	61,341	0	0	35,244
Accrued interest payable	1,181	0	1,181	0

Unrecognized financial instruments:
Letters of credit	$0	$0	$0	$0
Commitments to extend credit	0	0	0	0
Forward sale commitments	0	0	0	0

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

Note 9 – Accumulated Other Comprehensive Income

Unrealized gains (losses) on AFS securities

Amounts reclassified from accumulated other comprehensive income (AOCI) and the affected line items in the statements of income during the three months ended March 31, 2014 and 2013 were:

	Amounts Reclassified from AOCI
Three Months Ended March 31 (in thousands)	2014	2013
Affected line item in the statements of income
Securities gains (losses)	$(60)	$0
Tax (benefit) expense	(21)	0
Total reclassifications out of AOCI	$(39)	$0

Item 2.  Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Overview

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand Community Trust Bancorp, Inc., our operations, and our present business environment.  The MD&A is provided as a supplement to – and should be read in conjunction with – our condensed consolidated financial statements and the accompanying notes contained in this quarterly report.  The MD&A includes the following sections:

❖	Our Business

❖	Results of Operations and Financial Condition

❖	Dividends

❖	Liquidity and Market Risk

❖	Interest Rate Risk

❖	Capital Resources

❖	Impact of Inflation, Changing Prices, and Economic Conditions

❖	Stock Repurchase Program

❖	Critical Accounting Policies and Estimates

Our Business

Community Trust Bancorp, Inc. (“CTBI”) is a bank holding company headquartered in Pikeville, Kentucky.  Currently, we own one commercial bank and one trust company.  Through our subsidiaries, we have eighty-one banking locations in eastern, northeastern, central, and south central Kentucky, southern West Virginia, and northeastern Tennessee, four trust offices across Kentucky, and one trust office in northeastern Tennessee.  At March 31, 2014, we had total consolidated assets of $3.7 billion and total consolidated deposits, including repurchase agreements, of $3.1 billion, making us the largest bank holding company headquartered in the Commonwealth of Kentucky.  Total shareholders’ equity at March 31, 2014 was $422.0 million.

Through our subsidiaries, we engage in a wide range of commercial and personal banking and trust and wealth management activities, which include accepting time and demand deposits; making secured and unsecured loans to corporations, individuals and others; providing cash management services to corporate and individual customers; issuing letters of credit; renting safe deposit boxes; and providing funds transfer services.  The lending activities of our Bank include making commercial, construction, mortgage, and personal loans.  Lease-financing, lines of credit, revolving lines of credit, term loans, and other specialized loans, including asset-based financing, are also available.  Our corporate subsidiaries act as trustees of personal trusts, as executors of estates, as trustees for employee benefit trusts, as registrars, transfer agents, and paying agents for bond and stock issues, as depositories for securities, and as providers of full service brokerage services.  For further information, see Item 1 of our annual report on Form 10-K for the year ended December 31, 2013.

Results of Operations and Financial Condition

For the quarter ended March 31, 2014, we reported earnings for the first quarter 2014 of $10.1 million, or $0.64 per basic share, compared to $11.8 million, or $0.76 per basic share, earned during the first quarter 2013 and $8.8 million, or $0.56 per basic share, earned during the fourth quarter 2013.  The variance from prior quarter was impacted by the $6.2 million in accrued expenses during the fourth quarter 2013 related to the Federal Reserve determination previously disclosed in our annual report on Form 10-K for the year ended December 31, 2013.

1st Quarter 2014 Highlights

❖	CTBI’s basic earnings per share for the quarter decreased $0.12 per share from the first quarter 2013 but increased $0.08 from fourth quarter 2013.

❖
Net interest income for the quarter decreased 1.3% from prior year first quarter and 3.7% from prior quarter as our net interest margin decreased 5 basis points and 8 basis points, respectively, for those time periods.  Average earning assets decreased 0.1% from first quarter 2013 but increased 0.4% from prior quarter while our yield on average earning assets decreased 13 basis points and 9 basis points, respectively.

❖
Nonperforming loans at $42.4 million increased $8.6 million from March 31, 2013 but decreased $1.1 million from December 31, 2013.  Nonperforming assets at $78.7 million decreased $0.3 million from March 31, 2013 and $4.0 million from December 31, 2013.

❖
Net loan charge-offs for the quarter ended March 31, 2014 were $1.7 million, or 0.27% of average loans annualized, compared to $1.4 million, or 0.22%, experienced for the first quarter 2013 and $1.2 million, or 0.19%, for the fourth quarter 2013.

❖	Our loan loss provision for the quarter decreased $0.2 million from prior year first quarter but increased $0.1 million from prior quarter.

❖
Our loan loss reserve as a percentage of total loans outstanding remained at 1.30% from March 31, 2013 to March 31, 2014.  Our reserve coverage (allowance for loan loss reserve to nonperforming loans) at March 31, 2014 was 79.2% compared to 98.6% at March 31, 2013 and 78.1% at December 31, 2013.

❖
Noninterest income decreased 15.6% for the quarter ended March 31, 2014 compared to the same period in 2013 and decreased 16.4% from prior quarter.  The decrease was primarily attributable to decreases in gains on sales of loans, deposit service charges, and loan related fees.

❖
Noninterest expense for the quarter ended March 31, 2014 increased 2.1% from prior year first quarter but decreased 17.0% from prior quarter.  The variance from prior quarter was primarily due to the $6.2 million accrued expenses related to the Federal Reserve determination in the fourth quarter 2013.

❖	Our loan portfolio increased $22.2 million from March 31, 2013 but declined $29.8 million during the quarter.

❖	Our investment portfolio declined $27.4 million from March 31, 2013 but increased $40.7 million during the quarter.

❖	Deposits, including repurchase agreements, declined $5.3 million from March 31, 2013 but increased $78.7 million during the quarter.

❖	Our tangible common equity/tangible assets ratio remains strong at 9.88%.

Income Statement Review

(dollars in thousands)			Change 2014 vs. 2013
Quarter Ended March 31	2014	2013	Amount	Percent
Net interest income	$32,750	$33,197	$(447)	(1.3)%
Provision for loan losses	1,345	1,559	(214)	(13.7)
Noninterest income	10,065	11,920	(1,855)	(15.6)
Noninterest expense	26,861	26,299	562	2.1
Income taxes	4,469	5,439	(970)	(17.8)
Net income	$10,140	$11,820	$(1,680)	(14.2)%

Average earning assets	$3,389,490	$3,393,848	$(4,358)	(0.1)%

Yield on average earnings assets	4.32%	4.45%	(0.13)%	(2.9)%
Cost of interest bearing funds	0.47%	0.56%	(0.09)%	(16.1)%

Net interest margin	3.97%	4.02%	(0.05)%	(1.2)%

Net Interest Income

Net interest income for the quarter decreased $0.4 million, or 1.3%, from prior year first quarter and $1.2 million, or 3.7% from prior quarter as our net interest margin decreased 5 basis points and 8 basis points, respectively, for those time periods.  The decrease in our net interest margin is attributable to the reversal of $0.5 million in accrued interest, representing 7 basis points of the margin, with the placement of an income producing commercial real estate loan on nonaccrual.  Average earning assets decreased 0.1% from first quarter 2013 but increased 0.4% from prior quarter.  The yield on average earning assets decreased 13 basis points and 9 basis points for these respective time periods.  Loans represented 76.6% of our average earning assets for the quarter ended March 31, 2014 compared to 75.2% for the quarter ended March 31, 2013 and 77.1% for the quarter ended December 31, 2013.  The cost of interest bearing funds decreased 9 basis points from prior year first quarter and 2 basis points from prior quarter.

Provision for Loan Losses

The provision for loan losses that was added to the allowance for the first quarter 2014 was $1.3 million compared to $1.6 million in the first quarter 2013 and $1.2 million for the quarter ended December 31, 2013.  This provision represented a charge against current earnings in order to maintain the allowance at an appropriate level determined using the accounting estimates described in the Critical Accounting Policies and Estimates section.

Noninterest Income

Noninterest income decreased 15.6% for the quarter ended March 31, 2014 compared to the same period in 2013 and 16.4% from prior quarter.  The decrease was primarily attributable to decreases in gains on sales of loans, deposit service charges, and loan related fees.  Gains on sales of loans decreased $1.2 million from prior year same quarter and $0.1 million from prior quarter which is reflective of the decline in secondary market residential real estate mortgage activity.  Deposit service charges decreased $0.3 million from the first quarter 2013 and $0.9 million from the fourth quarter 2013.  The decrease from first quarter 2013 was primarily a result of a change in our processing of overdrafts, while the decrease from the fourth quarter 2013 was also a result of seasonality.  Loan related fees decreased $0.3 million and $0.5 million, respectively, from the first quarter 2013 and the fourth quarter 2013, primarily due to variances in fair value adjustments to our mortgage servicing rights.

Noninterest Expense

Noninterest expense for the quarter ended March 31, 2014 increased 2.1% from prior year first quarter but decreased 17.0% from prior quarter.  The increase from prior year same quarter included increases in personnel expense, occupancy and equipment expense, and data processing expense.  The variance from prior quarter was primarily due to the $6.2 million accrued expenses related to the Federal Reserve determination in the fourth quarter 2013.  During the first quarter of 2014, this accrual was reduced by $0.6 million as a result of updated information obtained regarding the amount of refunds to be issued.  This reduction, however, was offset by higher than anticipated operational losses during the first quarter 2014.  In April 2014, the Federal Reserve investigation concluded with no additional charges to income being recognized.

Balance Sheet Review

CTBI’s total assets at $3.7 billion decreased $3.5 million, or 0.1%, from March 31, 2013 but increased $86.9 million, or an annualized 9.8%, during the quarter.  Loans outstanding at March 31, 2014 were $2.6 billion, increasing $22.2 million, or 0.9%, from March 31, 2013 but decreasing $29.8 million, or an annualized 4.6%, during the quarter.  We experienced declines during the quarter of $21.6 million in the commercial loan portfolio and $9.7 million in the consumer loan portfolio, partially offset by growth of $1.4 million in the residential loan portfolio.  CTBI’s investment portfolio decreased $27.4 million, or 4.0%, from March 31, 2013 but increased $40.7 million, or an annualized 27.0%, during the quarter.  During the first quarter 2014, CTBI did a bond restructuring moving away from U.S. government sponsored agency mortgage-backed securities and marketable equity securities into U.S. Treasury and government agencies and state and political subdivisions.  This restructuring was intended to improve book yield, reduce duration, and improve extension risk metrics.  The re-positioning of the portfolio took advantage of the steep yield curve which should enhance the purchased yield as the securities roll or cushion the market value of the portfolio in an up rate environment.  Deposits, including repurchase agreements, at $3.1 billion decreased $5.3 million, or 0.2%, from March 31, 2013 but increased $78.7 million, or an annualized 10.4%, from prior quarter.

Shareholders’ equity at March 31, 2014 was $422.0 million compared to $406.6 million at March 31, 2013 and $412.5 million at December 31, 2013.  CTBI’s annualized dividend yield to shareholders as of March 31, 2014 was 3.09%.

Loans

(in thousands)	March 31, 2014
Loan Category	Balance	Variance from Prior Year-End	Net Charge-Offs	Nonperforming	ALLL
Commercial:
Construction	$111,272	0.4%	$(7)	$6,223	$3,107
Secured by real estate	874,437	0.2	246	17,980	14,183
Equipment lease financing	8,122	(8.1)	0	0	107
Commercial other	351,648	(6.2)	471	5,952	4,754
Total commercial	1,345,479	(1.6)	710	30,155	22,151

Residential:
Real estate construction	59,730	6.5	(1)	752	442
Real estate mortgage	695,514	(0.3)	152	10,595	5,143
Home equity	84,694	(0.2)	26	668	626
Total residential	839,938	0.2	177	12,015	6,211

Consumer:
Consumer direct	117,497	(3.9)	307	202	1,573
Consumer indirect	282,594	(1.7)	544	58	3,680
Total consumer	400,091	(2.4)	851	260	5,253

Total loans	$2,585,508	(1.1)%	$1,738	$42,430	$33,615

Asset Quality

CTBI’s total nonperforming loans were $42.4 million at March 31, 2014, a 25.3% increase from the $33.9 million at March 31, 2013 but a 2.6% decrease from the $43.6 million at December 31, 2013.  Loans 90+ days past due and still accruing decreased $8.1 million for the quarter, primarily due to the movement of a $7.3 million income producing commercial real estate loan relationship to nonaccrual.   Without the movement of this loan, both 90+ days past due and nonaccrual loans would have shown improvement.  Loans 30-89 days past due at $23.5 million is a decrease of $2.6 million from March 31, 2013 but an increase of $7.6 million from December 31, 2013.  The increase in 30-89 days past due loans is attributable to one borrower relationship which was negatively impacted during the first quarter by weather and permit issues.  Our loan portfolio management processes focus on the immediate identification, management, and resolution of problem loans to maximize recovery and minimize loss.   Our loan risk management processes include weekly delinquent loan review meetings at the market levels and monthly delinquent loan review meetings involving senior corporate management to review all nonaccrual loans and loans 30 days or more past due.  Any activity regarding a criticized/classified loan (i.e. problem loan) must be approved by CTB’s Watch List Asset Committee (i.e. Problem Loan Committee).  CTB’s Watch List Asset Committee also meets on a quarterly basis and reviews every criticized/classified loan of $100,000 or greater.  We also have a Loan Review Department that reviews every market within CTB annually and performs extensive testing of the loan portfolio to assure the accuracy of loan grades and classifications for delinquency, troubled debt restructuring, impaired status, impairment, nonaccrual status, and adequate loan loss reserves.

Impaired loans, loans not expected to meet contractual principal and interest payments other than insignificant delays, at March 31, 2014 totaled $65.3 million, compared to $66.5 million at March 31, 2013 and $65.3 million at December 31, 2013.  Included in certain loan categories of impaired loans are troubled debt restructurings that were classified as impaired.  At March 31, 2014, CTBI had $22.0 million in commercial loans secured by real estate, $7.7 million in commercial real estate construction loans, $9.8 million in commercial other loans, and $1.0 million in consumer loans that were modified in troubled debt restructurings and impaired.  Management evaluates all impaired loans for impairment and records a direct charge-off or provides specific reserves when necessary.

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

Net loan charge-offs for the quarter ended March 31, 2014 were $1.7 million, or 0.27% of average loans annualized, compared to $1.4 million, or 0.22%, experienced for the first quarter 2013 and $1.2 million, or 0.19%, for the fourth quarter 2013.  Of the total net charge-offs for the quarter, $0.7 million were in commercial loans, $0.5 million were in indirect auto loans, and $0.2 million were in residential real estate mortgage loans.  Allocations to loan loss reserves were $1.3 million for the quarter ended March 31, 2014 compared to $1.6 million for the quarter ended March 31, 2013 and $1.2 million for the quarter ended December 31, 2013.  Our loan loss reserve as a percentage of total loans outstanding has remained at 1.30% from March 31, 2013 to March 31, 2014.

We continue to experience improvement in other real estate owned.  Our level of foreclosed properties at $36.3 million at March 31, 2014 was a decrease from $45.2 million at March 31, 2013 and $39.2 million at December 31, 2013.  Sales of foreclosed properties for the quarter ended March 31, 2014 totaled $3.3 million while new foreclosed properties totaled $1.3 million.  At March 31, 2014, the book value of properties under contracts to sell was $6.1 million; however, the closings had not occurred at quarter-end.

When foreclosed properties are acquired, appraisals are obtained and the properties are booked at the current market value less expected sales costs.  Additionally, periodic updated appraisals are obtained on unsold foreclosed properties.  When an updated appraisal reflects a market value below the current book value, a charge is booked to current earnings to reduce the property to its new market value less expected sales costs.   Charges to earnings in the first quarter 2014 to reflect the decrease in current market values of foreclosed properties totaled $0.9 million.  There were 38 properties reappraised during the first quarter 2014.  Of these, 18 were written down by a total of $0.3 million.  Charges during the quarters ended March 31, 2013 and December 31, 2013 were $1.1 million and $0.5 million, respectively.  Our policy for determining the frequency of periodic reviews is based upon consideration of the specific properties and the known or perceived market fluctuations in a particular market and is typically between 12 and 18 months but generally not more than 24 months.  Approximately forty-two percent of our OREO properties have been reappraised within the past 12 months.  Management anticipates that our foreclosed properties will remain elevated as we work through current market conditions.

The major classifications of foreclosed properties are shown in the following table:

(in thousands)	March 31, 2014	December 31, 2013
1-4 family	$6,779	$8,640
Agricultural/farmland	781	792
Construction/land development/other	19,613	20,278
Multifamily	1,402	1,456
Non-farm/non-residential	7,724	8,022
Total foreclosed properties	$36,299	$39,188

The appraisal aging analysis of foreclosed properties, as well as the holding period, at March 31, 2014 is shown below:

(in thousands)
Appraisal Aging Analysis		Holding Period Analysis
Days Since Last Appraisal	Current Book Value	Holding Period	Current Book Value
Up to 3 months	$7,173	Less than one year	$4,484
3 to 6 months	2,027	1 to 2 years	3,326
6 to 9 months	863	2 to 3 years	12,453
9 to 12 months	5,057	3 to 4 years	3,871
12 to 24 months	17,208	Over 4 years	9,791
Over 24 months	3,971	Over 5 years	2,374
Total	$36,299	Total	$36,299

Dividends

The following schedule shows the quarterly cash dividends paid for the past six quarters:

Pay Date	Record Date	Amount Per Share
April 1, 2014	March 15, 2014	$0.320
January 1, 2014	December 15, 2013	$0.320
October 1, 2013	September 15, 2013	$0.320
July 1, 2013	June 15, 2013	$0.315
April 1, 2013	March 15, 2013	$0.315
January 1, 2013	December 15, 2012	$0.315

On April 29, 2014, the Board of Directors of CTBI declared a 10% stock dividend to shareholders of record on May 15, 2014.  The stock dividend will be distributed on June 2, 2014.  The Board also declared the payment of a quarterly cash dividend of $0.29 per share, after adjusting for the stock dividend, to be paid on July 1, 2014 to shareholders of record on June 15, 2014.

Liquidity and Market Risk

The objective of CTBI’s Asset/Liability management function is to maintain consistent growth in net interest income within our policy limits. This objective is accomplished through management of our consolidated balance sheet composition, liquidity, and interest rate risk exposures arising from changing economic conditions, interest rates, and customer preferences. The goal of liquidity management is to provide adequate funds to meet changes in loan and lease demand or deposit withdrawals. This is accomplished by maintaining liquid assets in the form of cash and cash equivalents and investment securities, sufficient unused borrowing capacity, and growth in core deposits. As of March 31, 2014, we had approximately $193.7 million in cash and cash equivalents and approximately $650.1 million in securities valued at estimated fair value designated as available-for-sale and available to meet liquidity needs on a continuing basis compared to $106.6 million and $609.4 million at December 31, 2013.  Additional asset-driven liquidity is provided by the remainder of the securities portfolio and the repayment of loans.  In addition to core deposit funding, we also have a variety of other short-term and long-term funding sources available.  We also rely on Federal Home Loan Bank advances for both liquidity and management of our asset/liability position.  Federal Home Loan Bank advances were $1.3 million at March 31, 2014 and December 31, 2013.  As of March 31, 2014, we had a $337.1 million available borrowing position with the Federal Home Loan Bank compared to $342.6 million at December 31, 2013.  We generally rely upon net inflows of cash from financing activities, supplemented by net inflows of cash from operating activities, to provide cash for our investing activities.  As is typical of many financial institutions, significant financing activities include deposit gathering, use of short-term borrowing facilities such as repurchase agreements and federal funds purchased, and issuance of long-term debt.  At March 31, 2014 and December 31, 2013, we had $44 million in lines of credit with various correspondent banks available to meet any future cash needs.  Our primary investing activities include purchases of securities and loan originations.  We do not rely on any one source of liquidity and manage availability in response to changing consolidated balance sheet needs.  At March 31, 2014, federal funds sold were $8.1 million compared to $8.6 million at December 31, 2013, and deposits with the Federal Reserve were $119.5 million compared to $28.5 million at December 31, 2013.  Additionally, we project cash flows from our investment portfolio to generate additional liquidity over the next 90 days.

The investment portfolio consists of investment grade short-term issues suitable for bank investments.  The majority of the investment portfolio is in U.S. government and government sponsored agency issuances.  The average life of the portfolio is 4.48 years. At the end of March 31, 2014, available-for-sale (“AFS”) securities comprised approximately 99.7% of the total investment portfolio, and the AFS portfolio was approximately 154% of equity capital.  Seventy-nine percent of the pledge eligible portfolio was pledged.

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

Capital Resources

Shareholders’ equity was $422.0 million at March 31, 2014 and $412.5 million at December 31, 2013.  CTBI’s annualized dividend yield to shareholders as of March 31, 2014 was 3.09%.  Our primary source of capital growth is the retention of earnings.  Cash dividends were $0.320 per share for the three months ended March 31, 2014 and $0.315 per share for the three months ended March 31, 2013.  We retained 50.0% of our earnings for the first three months of 2014 compared to 58.6% for the first three months of 2013.

Regulatory guidelines require bank holding companies, commercial banks, and savings banks to maintain certain minimum capital ratios and define companies as “well-capitalized” that sufficiently exceed the minimum ratios.  The banking regulators may alter minimum capital requirements as a result of revising their internal policies and their ratings of individual institutions.  To be “well-capitalized” banks and bank holding companies must maintain a Tier 1 leverage ratio of no less than 5.0%, a Tier 1 risk based ratio of no less than 6.0%, and a total risk based ratio of no less than 10.0%.  Our ratios as of March 31, 2014 were 11.68%, 16.57%, and 17.81%, respectively, all exceeding the threshold for meeting the definition of “well-capitalized.”

As of March 31, 2014, we are not aware of any other current recommendations by banking regulatory authorities which, if they were to be implemented, would have, or are reasonably likely to have, a material adverse impact on our liquidity, capital resources, or operations, except as provided for in the Dodd-Frank Act, which is discussed in the Supervision and Regulation section of Item 1. Business in our annual report on Form 10-K for the year ended December 31, 2013, and the Basel III proposal which is discussed below.

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

Basel III provided discretion for regulators to impose an additional buffer, the “countercyclical buffer,” of up to 2.5% of common equity Tier 1 capital to take into account the macro-financial environment and periods of excessive credit growth.  However, the final rules permit the countercyclical buffer to be applied only to “advanced approach banks” (i.e., banks with $250 billion or more in total assets or $10 billion or more in total foreign exposures), which currently excludes CTBI and CTB.  The final rules also implement revisions and clarifications consistent with Basel III regarding the various components of Tier 1 capital, including common equity, unrealized gains and losses, as well as certain instruments that will no longer qualify as Tier 1 capital, some of which will be phased out over time.  However, the final rules provide that small depository institution holding companies with less than $15 billion in total assets as of December 31, 2009 (which includes CTBI) will be able to permanently include non-qualifying instruments that were issued and included in Tier 1 or Tier 2 capital prior to May 19, 2010 in additional Tier 1 or Tier 2 capital until they redeem such instruments or until the instruments mature.

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

Stock Repurchase Program

CTBI’s stock repurchase program currently has 288,519 shares remaining under CTBI’s current repurchase authorization.  We have not repurchased any shares of our common stock since February 2008.  As of March 31, 2014, a total of 2,211,481 shares have been repurchased through this program.

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

Historical loss rates for loans are adjusted for significant factors that, in management’s judgment, reflect the impact of any current conditions on loss recognition.  While we generally review the historical loss rates over eight quarters and four quarters on a rolling average basis, recognizing the slow pace of economic recovery and the currently unknown impact of recent layoffs in coal-related employment in our geographic footprint, at December 31, 2013, management expanded our historical loss rate analysis to twelve rolling quarters.  During the quarter ended March 31, 2014, we continued to use the twelve rolling quarters for our historical loss rate analysis.  Factors that we consider include delinquency trends, current economic conditions and trends, strength of supervision and administration of the loan portfolio, levels of underperforming loans, level of recoveries to prior year’s charge-offs, trends in loan losses, industry concentrations and their relative strengths, amount of unsecured loans, and underwriting exceptions.  Based upon management’s judgment, “best case,” “worst case,” and “most likely” scenarios are determined.  The total of each of these weighted factors is then applied against the applicable portion of the portfolio and the ALLL is adjusted accordingly to approximate the most likely scenario.  Management continually reevaluates the other subjective factors included in its ALLL analysis.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Interest rate risk management focuses on maintaining consistent growth in net interest income within Board-approved policy limits.  CTBI uses an earnings simulation model to analyze net interest income sensitivity to movements in interest rates.  Given a 200 basis point increase to the yield curve used in the simulation model, it is estimated net interest income for CTBI would increase by 0.68 percent over one year and decrease by 1.85 percent over two years.  A 25 basis point decrease in the yield curve would decrease net interest income by an estimated 0.21 percent over one year and by 0.07 percent over two years.  For further discussion of CTBI’s market risk, see the Management’s Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Market Risk included in the annual report on Form 10-K for the year ended December 31, 2013.

Item 4.  Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

CTBI’s management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934.  As of the end of the period covered by this report, an evaluation was carried out by CTBI’s management, with the participation of our Chief Executive Officer and the Executive Vice President, Chief Financial Officer, and Treasurer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, management concluded that disclosure controls and procedures as of March 31, 2014 were effective in ensuring material information required to be disclosed in this quarterly report on Form 10-Q was recorded, processed, summarized, and reported on a timely basis.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in CTBI’s internal control over financial reporting that occurred during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, CTBI’s internal control over financial reporting.

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

COMMUNITY TRUST BANCORP, INC.

Date: May 9, 2014	By:	/s/ Jean R. Hale
Jean R. Hale
Chairman, President, and Chief Executive Officer

/s/ Kevin J. Stumbo
Kevin J. Stumbo
Executive Vice President, Chief Financial Officer, and Treasurer