Form 10-Q
period 2014-08-01
COMMUNITY TRUST BANCORP INC /KY/
filed 2014-08-08
CIK 350852

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014

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

Common stock – 17,426,370 shares outstanding at July 31, 2014

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

Community Trust Bancorp, Inc.
Condensed Consolidated Balance Sheets

(dollars in thousands)	(unaudited) June 30 2014	December 31 2013
Assets:
Cash and due from banks	$72,637	$64,828
Interest bearing deposits	58,338	33,200
Federal funds sold	6,998	8,613
Cash and cash equivalents	137,973	106,641

Certificates of deposit in other banks	9,473	9,568
Securities available-for-sale at fair value (amortized cost of $647,122 and $621,753, respectively)	647,536	609,405
Securities held-to-maturity at amortized cost (fair value of $1,632 and $1,601, respectively)	1,662	1,662
Loans held for sale	895	828

Loans	2,632,609	2,615,354
Allowance for loan and lease losses	(33,617)	(34,008)
Net loans	2,598,992	2,581,346

Premises and equipment, net	50,552	52,000
Federal Home Loan Bank stock	17,927	25,673
Federal Reserve Bank stock	4,887	4,886
Goodwill	65,490	65,490
Core deposit intangible (net of accumulated amortization of $8,032 and $7,925, respectively)	584	690
Bank owned life insurance	54,398	53,687
Mortgage servicing rights	3,062	3,424
Other real estate owned	33,062	39,188
Other assets	26,109	27,228
Total assets	$3,652,602	$3,581,716

Liabilities and shareholders’ equity:
Deposits:
Noninterest bearing	$651,588	$621,321
Interest bearing	2,235,601	2,233,753
Total deposits	2,887,189	2,855,074

Repurchase agreements	217,979	208,067
Federal funds purchased and other short-term borrowings	15,205	12,465
Advances from Federal Home Loan Bank	1,228	1,286
Long-term debt	61,341	61,341
Other liabilities	35,782	30,991
Total liabilities	3,218,724	3,169,224

Shareholders’ equity:
Preferred stock, 300,000 shares authorized and unissued	-	-
Common stock, $5 par value, shares authorized 25,000,000; shares outstanding 2014 – 17,421,389; 2013 – 17,403,441	87,107	79,107
Capital surplus	212,313	167,122
Retained earnings	134,189	174,289
Accumulated other comprehensive income (loss), net of tax	269	(8,026)
Total shareholders’ equity	433,878	412,492

Total liabilities and shareholders’ equity	$3,652,602	$3,581,716

See notes to condensed consolidated financial statements.

Community Trust Bancorp, Inc.
Condensed Consolidated Statements of Income and Comprehensive Income
(unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30
(in thousands except per share data)	2014	2013	2014	2013
Interest income:
Interest and fees on loans, including loans held for sale	$31,937	$32,672	$63,550	$65,520
Interest and dividends on securities
Taxable	2,806	3,129	5,853	6,024
Tax exempt	664	557	1,248	1,115
Interest and dividends on Federal Reserve Bank and Federal Home Loan Bank stock	298	342	630	690
Other, including interest on federal funds sold	106	83	223	210
Total interest income	35,811	36,783	71,504	73,559

Interest expense:
Interest on deposits	2,472	2,902	4,934	5,921
Interest on repurchase agreements and other short-term borrowings	217	234	409	497
Interest on advances from Federal Home Loan Bank	5	6	11	13
Interest on long-term debt	284	299	567	589
Total interest expense	2,978	3,441	5,921	7,020

Net interest income	32,833	33,342	65,583	66,539
Provision for loan losses	735	3,661	2,080	5,220
Net interest income after provision for loan losses	32,098	29,681	63,503	61,319

Noninterest income:
Service charges on deposit accounts	5,987	6,182	11,418	11,949
Gains on sales of loans, net	288	755	478	2,152
Trust and wealth management income	2,199	2,023	4,308	4,023
Loan related fees	766	1,496	1,445	2,444
Bank owned life insurance	476	1,327	950	1,748
Brokerage revenue	634	618	1,204	1,068
Securities losses	(51)	(8)	(111)	(8)
Other noninterest income	673	881	1,345	1,818
Total noninterest income	10,972	13,274	21,037	25,194

Noninterest expense:
Officer salaries and employee benefits	2,784	2,635	5,622	5,186
Other salaries and employee benefits	10,490	10,579	21,069	21,010
Occupancy, net	1,937	1,972	4,101	3,899
Equipment	938	988	1,838	1,966
Data processing	1,933	1,775	3,858	3,588
Bank franchise tax	1,208	1,123	2,417	2,246
Legal fees	656	556	1,354	1,162
Professional fees	425	432	840	814
FDIC insurance	558	637	1,207	1,239
Other real estate owned provision and expense	736	1,170	2,241	3,009
Repossession expense	222	487	541	898
Other noninterest expense	3,369	3,633	7,029	7,269
Total noninterest expense	25,256	25,987	52,117	52,286

Income before income taxes	17,814	16,968	32,423	34,227
Income taxes	5,619	5,026	10,088	10,465
Net income	12,195	11,942	22,335	23,762

Other comprehensive income (loss):
Unrealized holding gains (losses) on securities available-for-sale:
Unrealized holding gains (losses) arising during the period	6,571	(21,337)	12,651	(23,923)
Less: Reclassification adjustments for realized losses included in net income	(51)	(8)	(111)	(8)
Tax (benefit) expense	2,318	(7,465)	4,467	(8,370)
Other comprehensive income (loss), net of tax	4,304	(13,864)	8,295	(15,545)
Comprehensive income (loss)	$16,499	$(1,922)	$30,630	$8,217

Basic earnings per share	$0.70	$0.70	$1.29	$1.39
Diluted earnings per share	$0.70	$0.69	$1.28	$1.38

Weighted average shares outstanding-basic	17,318	17,121	17,313	17,107
Weighted average shares outstanding-diluted	17,393	17,205	17,393	17,188

Dividends declared per share	$0.290	$0.286	$0.581	$0.572

See notes to condensed consolidated financial statements.

Community Trust Bancorp, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended
	June 30
(in thousands)	2014	2013
Cash flows from operating activities:
Net income	$22,335	$23,762
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,256	2,301
Deferred taxes	935	(8,370)
Stock-based compensation	344	335
Excess tax benefits of stock-based compensation	10	42
Provision for loan losses	2,080	5,220
Write-downs of other real estate owned and other repossessed assets	1,161	1,776
Gains on sale of mortgage loans held for sale	(478)	(2,152)
Losses on sales of securities	111	8
Losses on sale of assets, net	43	92
Proceeds from sale of mortgage loans held for sale	20,310	93,445
Funding of mortgage loans held for sale	(19,900)	(71,798)
Amortization of securities premiums and discounts, net	1,349	2,217
Change in cash surrender value of bank owned life insurance	(711)	(704)
Mortgage servicing rights:
Fair value adjustments	507	(296)
New servicing assets created	(145)	(562)
Changes in:
Other assets	1,123	3,472
Other liabilities	(684)	4,672
Net cash provided by operating activities	30,646	53,460

Cash flows from investing activities:
Certificates of deposit in other banks:
Maturity of certificates of deposit	95	240
Purchase of certificates of deposit	0	(4,472)
Securities available-for-sale (AFS):
Purchase of AFS securities	(175,553)	(176,783)
Proceeds from the sales of AFS securities	112,949	0
Proceeds from prepayments and maturities of AFS securities	35,776	66,622
Change in loans, net	(17,970)	(42,740)
Purchase of premises and equipment	(702)	(603)
Proceeds from sale of premises and equipment	18	38
Redemption of stock by Federal Home Loan Bank	7,746	0
Additional investment in Federal Reserve Bank stock	(1)	(1)
Proceeds from sale of other real estate and other repossessed assets	3,150	5,730
Additional investment in other real estate and other repossessed assets	0	(48)
Additional investment in bank owned life insurance	0	(7,306)
Net cash used in investing activities	(34,492)	(159,323)

Cash flows from financing activities:
Change in deposits, net	32,115	18,325
Change in repurchase agreements, federal funds purchased, and other short-term borrowings, net	12,652	(3,624)
Payments on advances from Federal Home Loan Bank	(58)	(82)
Issuance of common stock	594	1,272
Excess tax benefits of stock-based compensation	(10)	(42)
Dividends paid	(10,115)	(9,787)
Net cash provided by financing activities	35,178	6,062
Net increase (decrease) in cash and cash equivalents	31,332	(99,801)
Cash and cash equivalents at beginning of period	106,641	207,560
Cash and cash equivalents at end of period	$137,973	$107,759

Supplemental disclosures:
Income taxes paid	$6,720	$10,340
Interest paid	5,431	6,474
Non-cash activities:
Loans to facilitate the sale of other real estate and other repossessed assets	5,225	1,007
Common stock dividends accrued, paid in subsequent quarter	201	4,904
Real estate acquired in settlement of loans	3,469	4,655

See notes to condensed consolidated financial statements.

Community Trust Bancorp, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1 - Summary of Significant Accounting Policies

In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments (which consist of normal recurring accruals) necessary, to present fairly the condensed consolidated financial position as of June 30, 2014, the results of operations for the three and six months ended June 30, 2014 and 2013, and the cash flows for the six months ended June 30, 2014 and 2013.  In accordance with accounting principles generally accepted in the United States of America for interim financial information, these statements do not include certain information and footnote disclosures required by accounting principles generally accepted in the United States of America for complete annual financial statements.  The results of operations for the three and six months ended June 30, 2014 and 2013, and the cash flows for the six months ended June 30, 2014 and 2013, are not necessarily indicative of the results to be expected for the full year.  The condensed consolidated balance sheet as of December 31, 2013 has been derived from the audited consolidated financial statements of Community Trust Bancorp, Inc. (“CTBI”) for that period.  For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2013, included in our annual report on Form 10-K.

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

All share data has been adjusted for the 10% stock dividend issued on June 2, 2014.

New Accounting Standards –

➢ Accounting for Investments in Qualified Affordable Housing Projects – In January 2014, the FASB issued ASU No. 2014-01, Investments—Equity Method and Joint Ventures (Topic 323):  Accounting for Investments in Qualified Affordable Housing Projects, which enables companies that invest in affordable housing projects that qualify for the low-income housing tax credit (LIHTC) to elect to use the proportional amortization method if certain conditions are met.  Under the proportional amortization method, the initial investment cost of the project is amortized in proportion to the amount of tax credits and benefits received, with the results of the investment presented on a net basis as a component of income tax expense (benefit).  ASU 2014-01 is effective for interim and annual periods beginning after December 15, 2014, with early adoption permitted.  We are currently evaluating the impact of adopting ASU 2014-01, but we do not expect the adoption to have a material effect on CTBI’s financial condition or results of operations.

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

All closed-end consumer loans (excluding conventional 1-4 family residential loans and installment and revolving loans secured by real estate) are charged off no later than 120 days (5 monthly payments) delinquent.  If a loan is considered uncollectable, it is charged off earlier than 120 days delinquent.  For conventional 1-4 family residential loans and installment and revolving loans secured by real estate, when a loan is 90 days past due, a current assessment of the value of the real estate is made.  If the balance of the loan exceeds the fair value of the property, the loan is placed on nonaccrual.  Foreclosure proceedings are normally initiated after 120 days.  When the foreclosed property has been legally assigned to CTBI, the fair value less estimated costs to sell is transferred to other real estate owned and the remaining balance is taken as a charge-off.

Historical loss rates for loans are adjusted for significant factors that, in management’s judgment, reflect the impact of any current conditions on loss recognition.  We continue to use twelve rolling quarters for our historical loss rate analysis.  Factors that we consider include delinquency trends, current economic conditions and trends, strength of supervision and administration of the loan portfolio, levels of underperforming loans, level of recoveries to prior year’s charge-offs, trends in loan losses, industry concentrations and their relative strengths, amount of unsecured loans, and underwriting exceptions.  Based upon management’s judgment, “best case,” “worst case,” and “most likely” scenarios are determined.  The total of each of these weighted factors is then applied against the applicable portion of the portfolio and the ALLL is adjusted accordingly to approximate the most likely scenario.  Management continually reevaluates the other subjective factors included in its ALLL analysis.

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

Note 2 – Stock-Based Compensation

CTBI’s compensation expense related to stock option grants was $2 thousand for each of the three months ended June 30, 2014 and 2013 and $6 thousand and $5 thousand, respectively, for the six months ended June 30, 2014 and 2013.  Restricted stock expense for the three months ended June 30, 2014 and 2013 was $151 thousand and $169 thousand, respectively, including $30 thousand and $31 thousand in dividends paid for each period.  Restricted stock expense for the six months ended June 30, 2014 and 2013 was $338 thousand and $330 thousand, respectively, including $60 thousand and $62 thousand in dividends.  As of June 30, 2014, there was a total of $10 thousand of unrecognized compensation expense related to unvested stock option awards that will be recognized as expense as the awards vest over a weighted average period of 2.3 years and a total of $1.2 million of unrecognized compensation expense related to restricted stock grants that will be recognized as expense as the awards vest over a weighted average period of 1.8 years.

There were no shares of restricted stock granted during the three months ended June 30, 2014 or 2013.  There were 4,347 and 11,904 shares of restricted stock granted during the six months ended June 30, 2014 and 2013, respectively.  The restrictions on the restricted stock lapse ratably over four years or in the event of a change in control of CTBI or the death of the participant.  In the event of the disability of the participant, the restrictions will lapse on a pro rata basis.  The Compensation Committee of the Board of Directors will have discretion to review and revise restrictions applicable to a participant’s restricted stock in the event of the participant’s retirement.  There were no options granted to purchase shares of CTBI common stock during the three or six months ended June 30, 2014.  There also were no options granted during the three months ended June 30, 2013, but 1,650 options were granted during the six months ended June 30, 2013.

The fair value of options granted during the six months ended June 30, 2013, were established at the date of grant using a Black-Scholes option pricing model with the weighted average assumptions as follows:

Six Months Ended
June 30
2013
Expected dividend yield	3.74%
Risk-free interest rate	1.33%
Expected volatility	39.11%
Expected term (in years)	7.5
Weighted average fair value of options	$8.23

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

The amortized cost and fair value of securities at June 30, 2014 are summarized as follows:

Available-for-Sale

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury and government agencies	$139,938	$429	$(2,490)	$137,877
State and political subdivisions	134,394	3,607	(897)	137,104
U.S. government sponsored agency mortgage-backed securities	347,790	3,643	(3,629)	347,804
Total debt securities	622,122	7,679	(7,016)	622,785
Marketable equity securities	25,000	0	(249)	24,751
Total available-for-sale securities	$647,122	$7,679	$(7,265)	$647,536

Held-to-Maturity

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury and government agencies	$480	$0	$(31)	$449
State and political subdivisions	1,182	1	0	1,183
Total held-to-maturity securities	$1,662	$1	$(31)	$1,632

The amortized cost and fair value of securities as of December 31, 2013 are summarized as follows:

Available-for-Sale

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury and government agencies	$65,524	$225	$(5,139)	$60,610
State and political subdivisions	118,055	1,907	(3,259)	116,703
U.S. government sponsored agency mortgage-backed securities	383,174	4,325	(8,189)	379,310
Total debt securities	566,753	6,457	(16,587)	556,623
Marketable equity securities	55,000	0	(2,218)	52,782
Total available-for-sale securities	$621,753	$6,457	$(18,805)	$609,405

Held-to-Maturity

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury and government agencies	$480	$0	$(62)	$418
State and political subdivisions	1,182	1	0	1,183
Total held-to-maturity securities	$1,662	$1	$(62)	$1,601

The amortized cost and fair value of securities at June 30, 2014 by contractual maturity are shown below.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale		Held-to-Maturity
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$3,443	$3,482	$0	$0
Due after one through five years	106,802	107,691	0	0
Due after five through ten years	126,757	126,150	1,182	1,183
Due after ten years	37,330	37,658	480	449
U.S. government sponsored agency mortgage-backed securities	347,790	347,804	0	0
Total debt securities	622,122	622,785	1,662	1,632
Marketable equity securities	25,000	24,751	0	0
Total securities	$647,122	$647,536	$1,662	$1,632

During the six months ended June 30, 2014, there was a combined loss of $111 thousand.  A pre-tax gain of $1.8 million and a pre-tax loss of $1.9 million were realized during the year.  During the six months ended June 30, 2013, there was a combined loss of $8 thousand.

The amortized cost of securities pledged as collateral, to secure public deposits and for other purposes, was $243.0 million at June 30, 2014 and $257.5 million at December 31, 2013.

The amortized cost of securities sold under agreements to repurchase amounted to $260.1 million at June 30, 2014 and $255.4 million at December 31, 2013.

Certain investments in debt and marketable equity securities are reported in the financial statements at amounts less than their historical costs.  CTBI evaluates its investment portfolio on a quarterly basis for impairment.  The analysis performed as of June 30, 2014 indicates that all impairment is considered temporary, market driven, and not credit-related.  The percentage of total investments with unrealized losses as of June 30, 2014 was 46.3% compared to 67.8% as of December 31, 2013.  The following tables provide the amortized cost, gross unrealized losses, and fair market value, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position as of June 30, 2014 that are not deemed to be other-than-temporarily impaired.

Available-for-Sale

(in thousands)	Amortized Cost	Gross Unrealized Losses	Fair Value
Less Than 12 Months
U.S. Treasury and government agencies	$3,031	$(19)	$3,012
State and political subdivisions	4,555	(19)	4,536
U.S. government sponsored agency mortgage-backed securities	88,171	(556)	87,615
Total debt securities	95,757	(594)	95,163
Marketable equity securities	0	0	0
Total <12 months temporarily impaired AFS securities	95,757	(594)	95,163

12 Months or More
U.S. Treasury and government agencies	55,519	(2,471)	53,048
State and political subdivisions	31,336	(878)	30,458
U.S. government sponsored agency mortgage-backed securities	99,468	(3,073)	96,395
Total debt securities	186,323	(6,422)	179,901
Marketable equity securities	25,000	(249)	24,751
Total ≥12 months temporarily impaired AFS securities	211,323	(6,671)	204,652

Total
U.S. Treasury and government agencies	58,550	(2,490)	56,060
State and political subdivisions	35,891	(897)	34,994
U.S. government sponsored agency mortgage-backed securities	187,639	(3,629)	184,010
Total debt securities	282,080	(7,016)	275,064
Marketable equity securities	25,000	(249)	24,751
Total temporarily impaired AFS securities	$307,080	$(7,265)	$299,815

Held-to-Maturity

(in thousands)	Amortized Cost	Gross Unrealized Losses	Fair Value
12 Months or More
U.S. Treasury and government agencies	$480	$(31)	$449
Total temporarily impaired HTM securities	$480	$(31)	$449

U.S. Treasury and Government Agencies

The unrealized losses in U.S. Treasury and government agencies were caused by interest rate increases.  The contractual terms of those investments do not permit the issuer to settle the securities at a price less than amortized cost.  CTBI does not consider those investments to be other-than-temporarily impaired at June 30, 2014, because CTBI does not intend to sell the investments and it is not more likely than not that we will be required to sell the investments before recovery of their amortized cost, which may be at maturity.

State and Political Subdivisions

The unrealized losses in securities of state and political subdivisions were caused by interest rate increases.  The contractual terms of those investments do not permit the issuer to settle the securities at a price less than amortized cost.  CTBI does not consider those investments to be other-than-temporarily impaired at June 30, 2014, because CTBI does not intend to sell the investments before recovery of their amortized cost, which may be at maturity.

U.S. Government Sponsored Agency Mortgage-Backed Securities

The unrealized losses in U.S. government sponsored agency mortgage-backed securities were caused by interest rate increases.  CTBI expects to recover the amortized cost basis over the term of the securities.  CTBI does not consider those investments to be other-than-temporarily impaired at June 30, 2014, because the decline in market value is attributable to changes in interest rates and not credit quality, and because CTBI does not intend to sell the investments and it is not more likely than not we will be required to sell the investments before recovery of their amortized cost, which may be at maturity.

Marketable Equity Securities

CTBI’s investments in marketable equity securities consist of investments in fixed income mutual funds ($24.8 million of the total fair value and $249 thousand of the total unrealized losses in common stock investments).  The severity of the impairment (fair value is approximately 1.0% less than cost) and the duration of the impairment correlates with the rise in interest rates during the latter half of 2013.  CTBI evaluated the near-term prospects of these funds in relation to the severity and duration of the impairment.  Based on that evaluation, CTBI does not consider those investments to be other-than-temporarily impaired at June 30, 2014.

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

Note 4 – Loans

Major classifications of loans, net of unearned income, deferred loan origination costs, and net premiums on acquired loans, are summarized as follows:

(in thousands)	June 30 2014	December 31 2013
Commercial construction	$113,420	$110,779
Commercial secured by real estate	905,996	872,542
Equipment lease financing	7,928	8,840
Commercial other	354,944	374,881
Real estate construction	61,184	56,075
Real estate mortgage	698,403	697,601
Home equity	87,279	84,880
Consumer direct	119,610	122,215
Consumer indirect	283,845	287,541
Total loans	$2,632,609	$2,615,354

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

Not included in the loan balances above were loans held for sale in the amount of $0.9 million at June 30, 2014 and $0.8 million at December 31, 2013, respectively.

Refer to note 1 to the condensed consolidated financial statements for further information regarding our nonaccrual policy.  Nonaccrual loans segregated by class of loans were as follows:

(in thousands)	June 30 2014	December 31 2013
Commercial:
Commercial construction	$4,668	$4,519
Commercial secured by real estate	12,568	6,576
Commercial other	2,563	2,801

Residential:
Real estate construction	162	481
Real estate mortgage	5,338	5,152
Home equity	426	429
Total nonaccrual loans	$25,725	$19,958

The following tables present CTBI’s loan portfolio aging analysis, segregated by class, as of June 30, 2014 and December 31, 2013:

	June 30, 2014
(in thousands)	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Current	Total Loans	90+ and Accruing*
Commercial:
Commercial construction	$30	$0	$6,088	$6,118	$107,302	$113,420	$1,420
Commercial secured by real estate	7,323	2,694	15,885	25,902	880,094	905,996	4,018
Equipment lease financing	0	0	0	0	7,928	7,928	0
Commercial other	1,236	742	7,700	9,678	345,266	354,944	5,404
Residential:
Real estate construction	150	75	704	929	60,255	61,184	542
Real estate mortgage	1,074	4,211	11,184	16,469	681,934	698,403	6,428
Home equity	533	142	934	1,609	85,670	87,279	572
Consumer:
Consumer direct	1,250	247	79	1,576	118,034	119,610	79
Consumer indirect	2,262	543	344	3,149	280,696	283,845	344
Total	$13,858	$8,654	$42,918	$65,430	$2,567,179	$2,632,609	$18,807

	December 31, 2013
(in thousands)	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Current	Total Loans	90+ and Accruing*
Commercial:
Commercial construction	$250	$166	$6,012	$6,428	$104,351	$110,779	$1,673
Commercial secured by real estate	3,703	1,982	16,660	22,345	850,197	872,542	12,403
Equipment lease financing	0	0	0	0	8,840	8,840	0
Commercial other	344	422	6,156	6,922	367,959	374,881	3,723
Residential:
Real estate construction	81	383	694	1,158	54,917	56,075	213
Real estate mortgage	1,274	4,419	9,346	15,039	682,562	697,601	4,847
Home equity	786	330	737	1,853	83,027	84,880	324
Consumer:
Consumer direct	1,063	291	119	1,473	120,742	122,215	119
Consumer indirect	2,750	668	297	3,715	283,826	287,541	297
Total	$10,251	$8,661	$40,021	$58,933	$2,556,421	$2,615,354	$23,599

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

The following tables present the credit risk profile of CTBI’s commercial loan portfolio based on rating category and payment activity, segregated by class of loans, as of June 30, 2014 and December 31, 2013:

(in thousands)	Commercial Construction	Commercial Secured by Real Estate	Equipment Leases	Commercial Other	Total
June 30, 2014
Pass	$92,911	$783,366	$7,928	$305,702	$1,189,907
Watch	9,179	73,612	0	31,711	114,502
OAEM	1,106	11,007	0	1,088	13,201
Substandard	5,705	26,476	0	14,296	46,477
Doubtful	4,519	11,535	0	2,147	18,201
Total	$113,420	$905,996	$7,928	$354,944	$1,382,288

December 31, 2013
Pass	$85,699	$746,202	$8,840	$321,819	$1,162,559
Watch	13,519	77,561	0	32,800	123,880
OAEM	0	6,639	0	6,200	12,839
Substandard	7,208	37,334	0	11,772	56,314
Doubtful	4,353	4,806	0	2,291	11,450
Total	$110,779	$872,542	$8,840	$374,881	$1,367,042

The following tables present the credit risk profile of the CTBI’s residential real estate and consumer loan portfolios based on performing or nonperforming status, segregated by class, as of June 30, 2014 and December 31, 2013:

(in thousands)	Real Estate Construction	Real Estate Mortgage	Home Equity	Consumer Direct	Consumer Indirect	Total
June 30, 2014
Performing	$60,480	$686,637	$86,281	$119,531	$283,501	$1,236,430
Nonperforming (1)	704	11,766	998	79	344	13,891
Total	$61,184	$698,403	$87,279	$119,610	$283,845	$1,250,321

December 31, 2013
Performing	$55,381	$687,602	$84,127	$122,096	$287,244	$1,236,450
Nonperforming (1)	694	9,999	753	119	297	11,862
Total	$56,075	$697,601	$84,880	$122,215	$287,541	$1,248,312

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

The following table presents impaired loans, the average investment in impaired loans, and interest income recognized on impaired loans for the periods ended June 30, 2014, December 31, 2013, and June 30, 2013:

	June 30, 2014
(in thousands)	Recorded Balance	Unpaid Contractual Principal Balance	Specific Allowance
Loans without a specific valuation allowance:
Commercial construction	$5,270	$5,271	$0
Commercial secured by real estate	33,504	34,523	0
Commercial other	16,947	18,527	0
Real estate mortgage	1,865	1,865	0

Loans with a specific valuation allowance:
Commercial construction	4,285	4,285	734
Commercial secured by real estate	3,968	4,272	1,077
Commercial other	339	463	84

Totals:
Commercial construction	9,555	9,556	734
Commercial secured by real estate	37,472	38,795	1,077
Commercial other	17,286	18,990	84
Real estate mortgage	1,865	1,865	0
Total	$66,178	$69,206	$1,895

	Three Months Ended		Six Months Ended
	June 30, 2014		June 30, 2014
(in thousands)	Average Investment in Impaired Loans	*Interest Income Recognized	Average Investment in Impaired Loans	*Interest Income Recognized
Loans without a specific valuation allowance:
Commercial construction	$5,291	$78	$5,366	$128
Commercial secured by real estate	33,687	332	35,051	597
Commercial other	17,362	257	15,843	371
Real estate mortgage	1,866	22	1,445	32

Loans with a specific valuation allowance:
Commercial construction	4,285	0	4,299	0
Commercial secured by real estate	3,973	0	4,330	4
Commercial other	353	0	396	0

Totals:
Commercial construction	9,576	78	9,665	128
Commercial secured by real estate	37,660	332	39,381	601
Commercial other	17,715	257	16,239	371
Real estate mortgage	1,866	22	1,445	32
Total	$66,817	$689	$66,730	$1,132

	December 31, 2013
(in thousands)	Recorded Balance	Unpaid Contractual Principal Balance	Specific Allowance	Average Investment in Impaired Loans	*Interest Income Recognized
Loans without a specific valuation allowance:
Commercial construction	$5,457	$5,458	$0	$5,595	$240
Commercial secured by real estate	35,258	36,173	0	32,472	1,231
Commercial other	14,839	16,435	0	15,396	568
Real estate mortgage	1,024	1,024	0	934	43

Loans with a specific valuation allowance:
Commercial construction	4,353	4,359	1,189	4,935	0
Commercial secured by real estate	4,039	4,326	1,005	5,033	1
Commercial other	330	453	102	525	0

Totals:
Commercial construction	9,810	9,817	1,189	10,530	240
Commercial secured by real estate	39,297	40,499	1,005	37,505	1,232
Commercial other	15,169	16,888	102	15,921	568
Real estate mortgage	1,024	1,024	0	934	43
Total	$65,300	$68,228	$2,296	$64,890	$2,083

	June 30, 2013
(in thousands)	Recorded Balance	Unpaid Contractual Principal Balance	Specific Allowance
Loans without a specific valuation allowance:
Commercial construction	$5,921	$6,498	$0
Commercial secured by real estate	29,232	30,155	0
Commercial other	16,036	19,760	0
Real estate mortgage	1,027	1,027	0

Loans with a specific valuation allowance:
Commercial construction	4,655	5,511	1,890
Commercial secured by real estate	6,194	6,448	1,866
Commercial other	353	477	83

Totals:
Commercial construction	10,576	12,009	1,890
Commercial secured by real estate	35,426	36,603	1,866
Commercial other	16,389	20,237	83
Real estate mortgage	1,027	1,027	0
Total	$63,418	$69,876	$3,839

	Three Months Ended		Six Months Ended
	June 30, 2013		June 30, 2013
(in thousands)	Average Investment in Impaired Loans	*Interest Income Recognized	Average Investment in Impaired Loans	*Interest Income Recognized
Loans without a specific valuation allowance:
Commercial construction	$6,043	$53	$5,634	$127
Commercial secured by real estate	29,422	236	31,665	533
Commercial other	15,825	151	15,630	305
Real estate mortgage	1,025	17	842	24

Loans with a specific valuation allowance:
Commercial construction	4,656	0	5,366	0
Commercial secured by real estate	6,298	0	5,232	0
Commercial other	379	0	624	0

Totals:
Commercial construction	10,699	53	11,000	127
Commercial secured by real estate	35,720	236	36,897	533
Commercial other	16,204	151	16,254	305
Real estate mortgage	1,025	17	842	24
Total	$63,648	$457	$64,993	$989

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

During 2014, certain loans were modified in troubled debt restructurings, where economic concessions were granted to borrowers consisting of reductions in the interest rates, payment extensions, forgiveness of principal, and forbearances.  Presented below, segregated by class of loans, are troubled debt restructurings that occurred during the three and six months ended June 30, 2014 and 2013 and the year ended December 31, 2013:

	Three Months Ended June 30, 2014
(in thousands)	Number of Loans	Term Modification	Rate Modification	Combination	Post-Modification Outstanding Balance
Commercial:
Commercial secured by real estate	1	$106	$0	$0	$106
Commercial other	1	20	0	0	20
Residential:
Real estate mortgage	2	0	0	849	849
Total troubled debt restructurings	4	$126	$0	$849	$975

	Six Months Ended June 30, 2014
(in thousands)	Number of Loans	Term Modification	Rate Modification	Combination	Post-Modification Outstanding Balance
Commercial:
Commercial secured by real estate	3	$231	$0	$0	$231
Commercial other	3	61	0	0	61
Residential:
Real estate mortgage	2	0	0	849	849
Total troubled debt restructurings	8	$292	$0	$849	$1,141

	Three Months Ended June 30, 2013
(in thousands)	Number of Loans	Term Modification	Rate Modification	Combination	Post-Modification Outstanding Balance
Commercial:
Commercial construction	3	$493	$0	$0	$493
Commercial secured by real estate	15	662	0	0	662
Commercial other	13	872	0	0	872
Residential:
Real estate mortgage	1	373	0	0	373
Total troubled debt restructurings	32	$2,400	$0	$0	$2,400

	Six Months Ended June 30, 2013
(in thousands)	Number of Loans	Term Modification	Rate Modification	Combination	Post-Modification Outstanding Balance
Commercial:
Commercial construction	6	$2,603	$0	$0	$2,603
Commercial secured by real estate	20	1,267	0	0	1,267
Commercial other	22	6,365	0	92	6,457
Residential:
Real estate mortgage	1	373	0	0	373
Total troubled debt restructurings	49	$10,608	$0	$92	$10,700

	Year Ended December 31, 2013
(in thousands)	Number of Loans	Term Modification	Rate Modification	Combination	Post-Modification Outstanding Balance
Commercial:
Commercial construction	6	$2,603	$0	$0	$2,603
Commercial secured by real estate	27	2,568	0	2,920	5,488
Commercial other	30	6,471	0	152	6,623
Residential:
Real estate mortgage	1	373	0	0	373
Total troubled debt restructurings	64	$12,015	$0	$3,072	$15,087

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

(in thousands)	Three Months Ended June 30, 2014		Six Months Ended June 30, 2014
	Number of Loans	Recorded Balance	Number of Loans	Recorded Balance
Commercial:
Commercial other	0	$0	2	$34
Residential:
Real estate mortgage	1	581	1	581
Total defaulted restructured loans	1	$581	3	$615

(in thousands)	Three Months Ended June 30, 2013		Six Months Ended June 30, 2013
	Number of Loans	Recorded Balance	Number of Loans	Recorded Balance
Commercial:
Commercial construction	1	$831	3	$1,159
Commercial secured by real estate	1	1,229	3	1,891
Commercial other	5	2,061	6	2,073
Total defaulted restructured loans	7	$4,121	12	$5,123

Note 5 – Allowance for Loan and Lease Losses

The following tables present the balance in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method for the three and six months ended June 30, 2014 and 2013 and the twelve months ended December 31, 2013:

	Three Months Ended June 30, 2014
(in thousands)	Commercial Construction	Commercial Secured by Real Estate	Equipment Lease Financing	Commercial Other	Real Estate Construction	Real Estate Mortgage	Home Equity	Consumer Direct	Consumer Indirect	Total
Allowance for loan losses
Beginning balance	$3,107	$14,183	$107	$4,754	$442	$5,143	$626	$1,573	$3,680	$33,615
Provision charged to expense	(194)	340	(5)	113	123	48	17	62	231	735
Losses charged off	0	296	0	272	116	57	1	229	658	1,629
Recoveries	3	175	0	82	1	8	1	191	435	896
Ending balance	$2,916	$14,402	$102	$4,677	$450	$5,142	$643	$1,597	$3,688	$33,617

Ending balance:
Individually evaluated for impairment	$734	$1,077	$0	$84	$0	$0	$0	$0	$0	$1,895
Collectively evaluated for impairment	$2,182	$13,325	$102	$4,593	$450	$5,142	$643	$1,597	$3,688	$31,722

Loans
Ending balance:
Individually evaluated for impairment	$9,555	$37,472	$0	$17,286	$0	$1,865	$0	$0	$0	$66,178
Collectively evaluated for impairment	$103,865	$868,524	$7,928	$337,658	$61,184	$696,538	$87,279	$119,610	$283,845	$2,566,431

	Six Months Ended June 30, 2014
(in thousands)	Commercial Construction	Commercial Secured by Real Estate	Equipment Lease Financing	Commercial Other	Real Estate Construction	Real Estate Mortgage	Home Equity	Consumer Direct	Consumer Indirect	Total
Allowance for loan losses
Beginning balance	$3,396	$14,535	$121	$5,238	$397	$4,939	$601	$1,127	$3,654	$34,008
Provision charged to expense	(490)	234	(19)	100	167	404	68	815	801	2,080
Losses charged off	0	618	0	905	116	221	28	682	1,604	4,174
Recoveries	10	251	0	244	2	20	2	337	837	1,703
Ending balance	$2,916	$14,402	$102	$4,677	$450	$5,142	$643	$1,597	$3,688	$33,617

Ending balance:
Individually evaluated for impairment	$734	$1,077	$0	$84	$0	$0	$0	$0	$0	$1,895
Collectively evaluated for impairment	$2,182	$13,325	$102	$4,593	$450	$5,142	$643	$1,597	$3,688	$31,722

Loans
Ending balance:
Individually evaluated for impairment	$9,555	$37,472	$0	$17,286	$0	$1,865	$0	$0	$0	$66,178
Collectively evaluated for impairment	$103,865	$868,524	$7,928	$337,658	$61,184	$696,538	$87,279	$119,610	$283,845	$2,566,431

	Twelve Months Ended December 31, 2013
(in thousands)	Commercial Construction	Commercial Secured by Real Estate	Equipment Lease Financing	Commercial Other	Real Estate Construction	Real Estate Mortgage	Home Equity	Consumer Direct	Consumer Indirect	Total
Allowance for loan losses
Beginning balance	$4,033	$13,541	$126	$5,469	$376	$4,767	$563	$1,102	$3,268	$33,245
Provision charged to expense	189	2,438	(5)	1,477	106	860	268	696	2,539	8,568
Losses charged off	1,135	1,607	0	2,265	89	744	241	1,166	3,802	11,049
Recoveries	309	163	0	557	4	56	11	495	1,649	3,244
Ending balance	$3,396	$14,535	$121	$5,238	$397	$4,939	$601	$1,127	$3,654	$34,008

Ending balance:
Individually evaluated for impairment	$1,189	$1,005	$0	$102	$0	$0	$0	$0	$0	$2,296
Collectively evaluated for impairment	$2,207	$13,530	$121	$5,136	$397	$4,939	$601	$1,127	$3,654	$31,712

Loans
Ending balance:
Individually evaluated for impairment	$9,810	$39,297	$0	$15,169	$0	$1,024	$0	$0	$0	$65,300
Collectively evaluated for impairment	$100,969	$833,245	$8,840	$359,712	$56,075	$696,577	$84,880	$122,215	$287,541	$2,550,054

	Three Months Ended June 30, 2013
(in thousands)	Commercial Construction	Commercial Secured by Real Estate	Equipment Lease Financing	Commercial Other	Real Estate Construction	Real Estate Mortgage	Home Equity	Consumer Direct	Consumer Indirect	Total
Allowance for loan losses
Beginning balance	$3,827	$13,682	$128	$5,151	$372	$4,980	$571	$1,098	$3,584	$33,393
Provision charged to expense	1,119	1,132	(11)	541	34	112	127	174	433	3,661
Losses charged off	1,112	653	0	972	38	151	126	277	786	4,115
Recoveries	1	1	0	73	0	9	4	139	435	662
Ending balance	$3,835	$14,162	$117	$4,793	$368	$4,950	$576	$1,134	$3,666	$33,601

Ending balance:
Individually evaluated for impairment	$1,890	$1,866	$0	$83	$0	$0	$0	$0	$0	$3,839
Collectively evaluated for impairment	$1,945	$12,296	$117	$4,710	$368	$4,950	$576	$1,134	$3,666	$29,762

Loans
Ending balance:
Individually evaluated for impairment	$10,576	$35,426	$0	$16,389	$0	$1,027	$0	$0	$0	$63,418
Collectively evaluated for impairment	$93,224	$823,596	$9,383	$360,517	$51,462	$691,907	$80,631	$123,565	$287,098	$2,521,383

	Six Months Ended June 30, 2013
(in thousands)	Commercial Construction	Commercial Secured by Real Estate	Equipment Lease Financing	Commercial Other	Real Estate Construction	Real Estate Mortgage	Home Equity	Consumer Direct	Consumer Indirect	Total
Allowance for loan losses
Beginning balance	$4,033	$13,541	$126	$5,469	$376	$4,767	$563	$1,102	$3,268	$33,245
Provision charged to expense	907	1,616	(9)	386	30	446	177	339	1,328	5,220
Losses charged off	1,112	1,018	0	1,304	38	282	173	591	1,785	6,303
Recoveries	7	23	0	242	0	19	9	284	855	1,439
Ending balance	$3,835	$14,162	$117	$4,793	$368	$4,950	$576	$1,134	$3,666	$33,601

Ending balance:
Individually evaluated for impairment	$1,890	$1,866	$0	$83	$0	$0	$0	$0	$0	$3,839
Collectively evaluated for impairment	$1,945	$12,296	$117	$4,710	$368	$4,950	$576	$1,134	$3,666	$29,762

Loans
Ending balance:
Individually evaluated for impairment	$10,576	$35,426	$0	$16,389	$0	$1,027	$0	$0	$0	$63,418
Collectively evaluated for impairment	$93,224	$823,596	$9,383	$360,517	$51,462	$691,907	$80,631	$123,565	$287,098	$2,521,383

Note 6 – Other Real Estate Owned

Activity for other real estate owned was as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
(in thousands)	2014	2013	2014	2013
Beginning balance of other real estate owned	$36,299	$45,720	$39,188	$47,537
New assets acquired	2,196	2,608	3,464	4,655
Capitalized costs	0	6	0	6
Fair value adjustments	(287)	(630)	(1,161)	(1,776)
Sale of assets	(5,146)	(4,072)	(8,429)	(6,790)
Ending balance of other real estate owned	$33,062	$43,632	$33,062	$43,632

Carrying costs and fair value adjustments associated with foreclosed properties for the three months ended June 30, 2014 and 2013 were $0.7 million and $1.2 million, respectively.  Carrying costs and fair value adjustments associated with foreclosed properties for the six months ended June 30, 2014 and 2013 were $2.2 million and $3.0 million.

Note 7 – Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 30		June 30
(in thousands except per share data)	2014	2013	2014	2013
Numerator:
Net income	$12,195	$11,942	$22,335	$23,762

Denominator:
Basic earnings per share:
Weighted average shares	17,318	17,121	17,313	17,107
Diluted earnings per share:
Effect of dilutive stock options and restricted stock grants	75	84	80	81
Adjusted weighted average shares	17,393	17,205	17,393	17,188

Earnings per share:
Basic earnings per share	$0.70	$0.70	$1.29	$1.39
Diluted earnings per share	0.70	0.69	1.28	1.38

Options to purchase 65,519 common shares at a weighted average price of $35.41 were excluded from the diluted calculations above for the three months ended June 30, 2014.  There were no options to purchase common shares that were excluded from the diluted calculations above for the six months ended June 30, 2014.  In addition to in-the-money stock options, unvested restricted stock grants were also used in the calculation of diluted earnings per share based on the treasury method.  Options to purchase 97,071 common shares at a weighted average price of $35.41 were excluded from the diluted calculations above for the three and six months ended June 30, 2013, because the exercises prices on the options were greater than the average market price for the period.

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

Recurring Measurements

The following tables present the fair value measurements of assets recognized in the accompanying balance sheets measured at fair value on a recurring basis as of June 30, 2014 and December 31, 2013 and indicates the level within the fair value hierarchy of the valuation techniques.

(in thousands)		Fair Value Measurements at June 30, 2014 Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets measured – recurring basis
Available-for-sale securities:
U.S. Treasury and government agencies	$137,877	$0	$137,877	$0
State and political subdivisions	137,104	0	137,104	0
U.S. government sponsored agency mortgage-backed securities	347,804	0	347,804	0
Marketable equity securities	24,751	24,751	0	0
Mortgage servicing rights	3,062	0	0	3,062

(in thousands)		Fair Value Measurements at December 31, 2013 Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets measured – recurring basis
Available-for-sale securities:
U.S. Treasury and government agencies	$60,610	$0	$60,610	$0
State and political subdivisions	116,703	0	116,703	0
U.S. government sponsored agency mortgage-backed securities	379,310	0	379,310	0
Marketable equity securities	52,782	52,782	0	0
Mortgage servicing rights	3,424	0	0	3,424

Following is a description of the valuation methodologies and inputs used for assets measured at fair value on a recurring basis and recognized in the accompanying balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy.  These valuation methodologies were applied to all of CTBI’s financial assets carried at fair value.  CTBI had no liabilities measured at fair value as of June 30, 2014 and December 31, 2013.  There have been no significant changes in the valuation techniques during the quarter ended June 30, 2014.  For assets classified within Level 3 of the fair value hierarchy, the process used to develop the reported fair value is described below.

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

In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy.  Fair value determinations for Level 3 measurements are estimated on a quarterly basis where assumptions used are reviewed to ensure the estimated fair value complies with accounting standards generally accepted in the United States.  As of June 30, 2014, CTBI does not own any securities classified as Level 3 inputs.

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

Transfers between Levels

There were no transfers between Levels 1, 2, and 3 as of June 30, 2014.

Level 3 Reconciliation

Following is a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the accompanying balance sheet using significant unobservable (Level 3) inputs for the three and six months ended June 30, 2014 and 2013:

(in thousands)	Three Months Ended June 30, 2014	Six Months Ended June 30, 2014
	Mortgage Servicing Rights	Mortgage Servicing Rights
Beginning balance	$3,258	$3,424
Total recognized gains (losses)
Included in net income	(166)	(292)
Issues	82	145
Settlements	(112)	(215)
Ending balance	$3,062	$3,062

Total gains (losses) for the period included in net income attributable to the change in unrealized gains or losses related to assets still held at the reporting date	$(166)	$(292)

(in thousands)	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013
	Mortgage Servicing Rights	Mortgage Servicing Rights
Beginning balance	$2,652	$2,364
Total recognized gains (losses)
Included in net income	529	646
Issues	205	562
Settlements	(164)	(350)
Ending balance	$3,222	$3,222

Total gains (losses) for the period included in net income attributable to the change in unrealized gains or losses related to assets still held at the reporting date	$529	$646

Realized and unrealized gains and losses for items reflected in the tables above are included in net income in the consolidated statements of income as follows:

(in thousands)	Three Months Ended June 30, 2014		Six Months Ended June 30, 2014
	Noninterest Income	Noninterest Expense	Noninterest Income	Noninterest Expense
Total gains (losses)	$(278)	$0	$(507)	$0

(in thousands)	Three Months Ended June 30, 2013		Six Months Ended June 30, 2013
	Noninterest Income	Noninterest Expense	Noninterest Income	Noninterest Expense
Total gains (losses)	$365	$0	$296	$0

Nonrecurring Measurements

The following table presents the fair value measurements of assets recognized in the accompanying balance sheets measured at fair value on a nonrecurring basis as of June 30, 2014 and December 31, 2013 and indicates the level within the fair value hierarchy of the valuation techniques.

(in thousands)		Fair Value Measurements at June 30, 2014 Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets measured – nonrecurring basis
Impaired loans (collateral dependent)	$4,444	$0	$0	$4,444
Other real estate/assets owned	5,918	0	0	5,918

(in thousands)		Fair Value Measurements at December 31, 2013 Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets measured – nonrecurring basis
Impaired loans (collateral dependent)	$6,830	$0	$0	$6,830
Other real estate/assets owned	11,111	0	0	11,111

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

Loans considered impaired under ASC 310-35, Impairment of a Loan, are loans for which, based on current information and events, it is probable that the creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement.  Impaired loans are subject to nonrecurring fair value adjustments to reflect subsequent (1) partial write-downs that are based on the observable market price or current appraised value of the collateral or (2) the full charge-off of the loan carrying value.  Quarter-to-date fair value adjustments on impaired loans were decreases of $38 thousand and $0.9 million and an increase of $1.5 million for the quarters ended June 30, 2014, December 31, 2013 and June 30, 2013, respectively.  Year-to-date adjustments were increases of $0.2 million for the six months ended June 30, 2014, $0.6 million for the year ended December 31, 2013, and $2.0 million for the six months ended June 30, 2013.

Other Real Estate Owned

In accordance with the provisions of ASC 360, Property, Plant, and Equipment, other real estate owned (OREO) is carried at the lower of fair value at acquisition date or current estimated fair value, less estimated cost to sell when the real estate is acquired.  Estimated fair value of OREO is based on appraisals or evaluations.  OREO is classified within Level 3 of the fair value hierarchy.  Long-lived assets are subject to nonrecurring fair value adjustments to reflect subsequent partial write-downs that are based on the observable market price or current appraised value of the collateral.  Quarter-to-date fair value adjustments on other real estate/assets owned were $0.3 million, $0.5 million, and $0.6 million for the quarters ended June 30, 2014, December 31, 2013, and June 30, 2013, respectively.  Year-to-date adjustments were $1.2 million for the six months ended June 30, 2014, $2.5 million for the year ended December 31, 2013, and $1.8 million for the six months ended June 30, 2013.

Our policy for determining the frequency of periodic reviews is based upon consideration of the specific properties and the known or perceived market fluctuations in a particular market and is typically between 12 and 18 months but generally not more than 24 months.  Appraisers are selected from the list of approved appraisers maintained by management.

Unobservable (Level 3) Inputs

The following tables present quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements at June 30, 2014 and December 31, 2013.

(in thousands)	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at June 30, 2014	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Mortgage servicing rights	$3,062	Discount cash flows, computer pricing model	Constant prepayment rate	7.6% - 24.8%
				(10.7%)
			Probability of default	0.00% - 50.00%
				(3.09%)
			Discount rate	10.00% - 11.00%
				(10.13%)
Impaired loans (collateral-dependent)	$4,444	Market comparable properties	Marketability discount	5.0% - 10.0%
				(7.0%)
Other real estate/assets owned	$5,918	Market comparable properties	Comparability adjustments (%)	5.0% - 46.0%
				(15.4%)

(in thousands)	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at December 31, 2013	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Mortgage servicing rights	$3,424	Discount cash flows, computer pricing model	Constant prepayment rate	4.3% - 23.6%
				(9.7%)
			Probability of default	0.00% - 33.33%
				(3.36%)
			Discount rate	Not applicable
				(10.0%)
Impaired loans (collateral-dependent)	$6,830	Market comparable properties	Marketability discount	5.0% - 10.0%
				(7.0%)
Other real estate/assets owned	$11,111	Market comparable properties	Comparability adjustments (%)	5.0% - 38.0%
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

Fair Value of Financial Instruments

The following table presents estimated fair value of CTBI’s financial instruments as of June 30, 2014 and indicates the level within the fair value hierarchy of the valuation techniques.

(in thousands)		Fair Value Measurements at June 30, 2014 Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$137,973	$137,973	$0	$0
Certificates of deposit in other banks	9,473	0	9,505	0
Securities available-for-sale	647,536	24,751	622,785	0
Securities held-to-maturity	1,662	0	1,632	0
Loans held for sale	895	912	0	0
Loans, net	2,598,992	0	0	2,613,007
Federal Home Loan Bank stock	17,927	0	17,927	0
Federal Reserve Bank stock	4,887	0	4,887	0
Accrued interest receivable	12,354	0	12,354	0
Mortgage servicing rights	3,062	0	0	3,062

Financial liabilities:
Deposits	$2,887,189	$651,588	$2,232,133	$0
Repurchase agreements	217,979	0	0	218,121
Federal funds purchased	15,205	0	15,205	0
Advances from Federal Home Loan Bank	1,228	0	1,464	0
Long-term debt	61,341	0	0	35,501
Accrued interest payable	1,522	0	1,522	0

Unrecognized financial instruments:
Letters of credit	$0	$0	$0	$0
Commitments to extend credit	0	0	0	0
Forward sale commitments	0	0	0	0

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

Note 9 – Accumulated Other Comprehensive Income

Unrealized gains (losses) on AFS securities

Amounts reclassified from accumulated other comprehensive income (AOCI) and the affected line items in the statements of income during the three and six months ended June 30, 2014 and 2013 were:

	Amounts Reclassified from AOCI
(in thousands)	Three Months Ended June 30		Six Months Ended June 30
	2014	2013	2014	2013
Affected line item in the statements of income
Securities losses	$(51)	$(8)	$(111)	$(8)
Tax benefit	(18)	(3)	(39)	(3)
Total reclassifications out of AOCI	$(33)	$(5)	$(72)	$(5)

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

Our Business

Community Trust Bancorp, Inc. (“CTBI”) is a bank holding company headquartered in Pikeville, Kentucky.  Currently, we own one commercial bank and one trust company.  Through our subsidiaries, we have eighty-one banking locations in eastern, northeastern, central, and south central Kentucky, southern West Virginia, and northeastern Tennessee, four trust offices across Kentucky, and one trust office in northeastern Tennessee.  At June 30, 2014, we had total consolidated assets of $3.7 billion and total consolidated deposits, including repurchase agreements, of $3.1 billion, making us the largest bank holding company headquartered in the Commonwealth of Kentucky.  Total shareholders’ equity at June 30, 2014 was $433.9 million.

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

Results of Operations and Financial Condition

For the quarter ended June 30, 2014, we reported earnings of $12.2 million, or $0.70 per basic share, compared to $11.9 million, or $0.70 per basic share, earned during the second quarter 2013 and $10.1 million, or $0.59 per basic share, earned during the first quarter 2014.  The increased net income for the quarter was primarily due to decreases in our loan loss provision and noninterest expense with lower net other real estate owned expense and fewer operating losses.  Year-to-date earnings for the six months ended June 30, 2014 were $22.3 million, or $1.29 per basic share, compared to $23.8 million, or $1.39 per basic share earned during the first six months of 2013.  The variance from prior year is due to decreased net interest income and noninterest income, partially offset by decreases in our provision for loan losses and noninterest expense.

On June 2, 2014, CTBI distributed a 10% stock dividend to shareholders of record on May 15, 2014.  All share data has been restated accordingly.

2nd Quarter 2014 Highlights

❖
CTBI’s basic earnings per share for the quarter was flat to prior year second quarter but increased $0.11 from first quarter 2014.  Year-to-date basic earnings per share decreased $0.10 from prior year.

❖
Net interest income for the quarter decreased 1.5% from prior year second quarter but increased 0.2% from prior quarter as our net interest margin decreased 7 basis points and 5 basis points, respectively, for those time periods.  Average earning assets increased 0.6% from second quarter 2013 and 0.7% from prior quarter while our yield on average earning assets decreased 14 basis points and 6 basis points, respectively.  The yield on all earning asset portfolios declined quarter over quarter, while the cost of interest bearing funds remained stable.  Net interest income for the six months ended June 30, 2014 decreased 1.4% from prior year.

❖
Nonperforming loans at $44.5 million increased $1.0 million from December 31, 2013 and $2.1 million from March 31, 2014, primarily due to one credit relationship which management has reviewed and considers to be well secured and in the process of collection.  Nonperforming assets at $77.6 million decreased $5.1 million from December 31, 2013 and $1.1 million from March 31, 2014.

❖
Net loan charge-offs for the quarter ended June 30, 2014 were $0.7 million, or 0.11% of average loans annualized, compared to $3.5 million, or 0.54%, experienced for the second quarter 2013 and $1.7 million, or 0.27%, for the first quarter 2014.  Year-to-date net charge-offs declined from 0.38% of average loans to 0.19%.

❖
Our loan loss provision for the quarter decreased $2.9 million from prior year second quarter and $0.6 million from prior quarter.  Year-to-date provision decreased $3.1 million.  The decline in our loan loss provision was primarily due to the trend of decreasing net losses to average loans resulting in a 2 basis point reduction in our allowance for loan and lease losses.  The reduction in our allowance for loan and lease losses impacted our second quarter 2014 earnings per basic share by $0.02.

❖
Noninterest income decreased 17.3% for the quarter ended June 30, 2014 compared to the same period in 2013 but increased 9.0% from prior quarter.  Noninterest income for the first six months of 2014 decreased 16.5% from prior year.  The decrease from prior year was primarily attributable to decreases in gains on sales of loans, deposit service charges, loan related fees resulting from the fluctuation in the fair value of our mortgage servicing rights, and other noninterest income due to the prior year death benefits received in bank owned life insurance.

❖
Noninterest expense for the quarter ended June 30, 2014 decreased 2.8% from prior year second quarter and 6.0% from prior quarter.  The quarterly improvement is due to decreases in net other real estate owned expense and operating losses.  Noninterest expense for the first six months of 2014 decreased 0.3% from prior year.  Noninterest expense for the year was positively impacted by the decrease in net other real estate owned expense as well as adjustments totaling $0.8 million to reduce the accrual for the Federal Reserve determination which was previously disclosed in our annual report on Form 10-K for the year ended December 31, 2013.

❖	Our loan portfolio increased $17.3 million from December 31, 2013 and $47.1 million during the quarter.

❖	Our investment portfolio increased $38.1 million from December 31, 2013 but decreased $2.6 million during the quarter.

❖	Deposits, including repurchase agreements, increased $42.0 million from December 31, 2013 but declined $36.7 million during the quarter.

❖	Our tangible common equity/tangible assets ratio increased to 10.26%.

Income Statement Review

(dollars in thousands)			Change 2014 vs. 2013
Six Months Ended June 30	2014	2013	Amount	Percent
Net interest income	$65,583	$66,539	$(956)	(1.4)%
Provision for loan losses	2,080	5,220	(3,140)	(60.1)
Noninterest income	21,037	25,194	(4,157)	(16.5)
Noninterest expense	52,117	52,286	(169)	(0.3)
Income taxes	10,088	10,465	(377)	(3.6)
Net income	$22,335	$23,762	$(1,427)	(6.0)%

Average earning assets	$3,401,626	$3,393,593	$8,033	0.2%

Yield on average earnings assets	4.29%	4.42%	(0.13)%	(2.9)%
Cost of interest bearing funds	0.47%	0.54%	(0.07)%	(14.1)%

Net interest margin	3.94%	4.01%	(0.07)%	(1.6)%

Net Interest Income

Net interest income for the quarter decreased $0.5 million, or 1.5%, from prior year second quarter but increased $0.1 million, or 0.2% from prior quarter as our net interest margin decreased 7 basis points and 5 basis points, respectively, for those time periods.  The current low rate environment continues to have a negative impact on our net interest margin.  Average earning assets increased 0.6% from second quarter 2013 and 0.7% from prior quarter while our yield on average earning assets decreased 14 basis points and 6 basis points, respectively.  Loans represented 76.3% of our average earning assets for the quarter ended June 30, 2014 compared to 75.6% for the quarter ended June 30, 2013 and 76.6% for the quarter ended March 31, 2014.  The cost of interest bearing funds decreased 6 basis points from prior year second quarter but remained flat to prior quarter.  Net interest income for the six months ended June 30, 2014 decreased $1.0 million, or 1.4%, from prior year.

Provision for Loan Losses

The provision for loan losses that was added to the allowance for the second quarter 2014 was $0.7 million compared to $3.7 million in the second quarter 2013 and $1.3 million for the quarter ended March 31, 2014.  Year-to-date allocations to the reserve were $2.1 million at June 30, 2014 compared to $5.2 million at June 30, 2013.  The decline in our loan loss provision was primarily due to the trend of decreasing net losses to average loans and a 2 basis point reduction in our allowance for loan and lease losses.  This provision represented a charge against current earnings in order to maintain the allowance at an appropriate level determined using the accounting estimates described in the Critical Accounting Policies and Estimates section.

Noninterest Income

Noninterest income decreased $2.3 million, or 17.3%, for the quarter ended June 30, 2014 compared to the same period in 2013 but increased $0.9 million, or 9.0%, from prior quarter.  The decrease from prior year second quarter included decreases in gains on sales of loans, deposit service charges, loan related fees, and bank owned life insurance income.  The decrease in gains on sales of loans from prior year was reflective of the decline in secondary market residential real estate mortgage activity, and the decrease in deposit service charges from prior year was a result of the change in our processing of overdrafts.  However, gains on sales of loans increased $0.1 million from the first quarter 2014, and deposit service charges increased $0.6 million from prior quarter with increases in overdraft revenue and Visa debit fee income.  Loan related fees were impacted by the fluctuation in the fair value of our mortgage servicing rights, and the decrease in other noninterest income was due to the prior year death benefits received in bank owned life insurance of $0.9 million.

Noninterest income for the first six months of 2014 decreased $4.2 million, or 16.5%, from prior year.  Gains on sales of loans were $1.7 million below prior year, deposit service charges were $0.5 million below prior year, and loan related fees were $1.0 million below prior year due to a $0.8 million change in fair value adjustments in our mortgage servicing portfolio.

Noninterest Expense

Noninterest expense for the quarter ended June 30, 2014 decreased $0.7 million, or 2.8%, from prior year second quarter and $1.6 million, or 6.0%, from prior quarter.  The quarterly improvement is due to decreases in net other real estate owned expense and operating losses.  Noninterest expense for the first six months of 2014 decreased $0.2 million, or 0.3%, from prior year.  Noninterest expense for the year was positively impacted by a $0.8 million decrease in net other real estate owned expense as well as adjustments totaling $0.8 million to the accrual for the Federal Reserve determination, partially offset by increased personnel expense of $0.5 million, an increase in operating losses of $0.4 million, and increased data processing expense of $0.3 million.

Balance Sheet Review

CTBI’s total assets at $3.7 billion increased $70.9 million, or an annualized 4.0%, from December 31, 2013 but decreased $16.0 million, or an annualized 1.7%, during the quarter.  Loans outstanding at June 30, 2014 were $2.6 billion, increasing $17.3 million, or an annualized 1.3%, from December 31, 2013 and $47.1 million, or an annualized 7.3%, during the quarter.  We experienced growth during the quarter of $36.8 million in the commercial loan portfolio, $6.9 million in the residential loan portfolio, and $3.4 million in the consumer loan portfolio.  CTBI’s investment portfolio increased $38.1 million, or an annualized 12.6%, from December 31, 2013 but decreased $2.6 million, or an annualized 1.6%, during the quarter.  Deposits in other banks decreased $62.9 million during the quarter to fund loan growth.  Deposits, including repurchase agreements, at $3.1 billion increased $42.0 million, or an annualized 2.8%, from December 31, 2013 but decreased $36.7 million, or an annualized 4.7%, from prior quarter.

Shareholders’ equity at June 30, 2014 was $433.9 million compared to $412.5 million at December 31, 2013 and $422.0 million at March 31, 2014.  CTBI’s annualized dividend yield to shareholders as of June 30, 2014 was 3.39%.

Loans

(in thousands)	June 30, 2014
Loan Category	Balance	Variance from Prior Year-End	Net Charge-Offs	Nonperforming	ALLL
Commercial:
Construction	$113,420	2.4%	$(10)	$6,088	$2,916
Secured by real estate	905,996	3.8	367	16,586	14,402
Equipment lease financing	7,928	(10.3)	0	0	102
Commercial other	354,944	(5.3)	661	7,967	4,677
Total commercial	1,382,288	1.1	1,018	30,641	22,097

Residential:
Real estate construction	61,184	9.1	114	704	450
Real estate mortgage	698,403	0.1	201	11,766	5,142
Home equity	87,279	2.8	26	998	643
Total residential	846,866	1.0	341	13,468	6,235

Consumer:
Consumer direct	119,610	(2.1)	345	79	1,597
Consumer indirect	283,845	(1.3)	767	344	3,688
Total consumer	403,455	(1.5)	1,112	423	5,285

Total loans	$2,632,609	0.7%	$2,471	$44,532	$33,617

Asset Quality

CTBI’s total nonperforming loans were $44.5 million at June 30, 2014, a 2.2% increase from the $43.6 million at December 31, 2013 and a 5.0% increase from the $42.4 million at March 31, 2014.  Loans 90+ days past due increased $3.3 million for the quarter, partially offset by a $1.2 million decrease in nonaccrual loans.  The increase in loans 90+ days past due was primarily the result of one credit relationship totaling $2.6 million.  Loans in the 90+ days past due category are reviewed by management and are considered to be well secured and in the process of collection; therefore, these loans require no specific reserves to the allowance for loan and lease losses.  Loans 30-89 days past due at $21.5 million was an increase of $5.5 million from December 31, 2013 but a decrease of $2.1 million from March 31, 2014.  Our loan portfolio management processes focus on the immediate identification, management, and resolution of problem loans to maximize recovery and minimize loss.   Our loan risk management processes include weekly delinquent loan review meetings at the market levels and monthly delinquent loan review meetings involving senior corporate management to review all nonaccrual loans and loans 30 days or more past due.  Any activity regarding a criticized/classified loan (i.e. problem loan) must be approved by CTB’s Watch List Asset Committee (i.e. Problem Loan Committee).  CTB’s Watch List Asset Committee also meets on a quarterly basis and reviews every criticized/classified loan of $100,000 or greater.  We also have a Loan Review Department that reviews every market within CTB annually and performs extensive testing of the loan portfolio to assure the accuracy of loan grades and classifications for delinquency, troubled debt restructuring, impaired status, impairment, nonaccrual status, and adequate loan loss reserves.

Impaired loans, loans not expected to meet contractual principal and interest payments other than insignificant delays, at June 30, 2014 totaled $66.2 million, compared to $65.3 million at December 31, 2013 and March 31, 2014.  Included in certain loan categories of impaired loans are troubled debt restructurings that were classified as impaired.  At June 30, 2014, CTBI had $21.4 million in commercial loans secured by real estate, $7.7 million in commercial real estate construction loans, $9.5 million in commercial other loans, and $1.9 million in consumer loans that were modified in troubled debt restructurings and impaired.  Management evaluates all impaired loans for impairment and records a direct charge-off or provides specific reserves when necessary.

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

Net loan charge-offs for the quarter ended June 30, 2014 were $0.7 million, or 0.11% of average loans annualized, compared to $3.5 million, or 0.54%, experienced for the second quarter 2013 and $1.7 million, or 0.27%, for the first quarter 2014.  Of the total net charge-offs for the quarter, $0.1 million were in commercial loans, $0.2 million were in indirect auto loans, and $0.2 million were in residential real estate mortgage loans.  Year-to-date net charge-offs declined from 0.38% of average loans to 0.19%.  Allocations to loan loss reserves were $0.7 million for the quarter ended June 30, 2014 compared to $3.7 million for the quarter ended June 30, 2013 and $1.3 million for the quarter ended March 31, 2014.  Loan loss provision for the six months ended June 30, 2014 decreased $3.1 million.  Our reserve coverage (allowance for loan and lease loss reserve to nonperforming loans) at June 30, 2014 was 75.5% compared to 80.8% at June 30, 2013 and 79.2% at March 31, 2014.  Our loan loss reserve as a percentage of total loans outstanding decreased to 1.28% from the 1.30% at June 30, 2013 and March 31, 2014.  The reduction in our allowance for loan and lease losses impacted our earnings per basic share by $0.02.

We continue to experience improvement in other real estate owned.  Our level of foreclosed properties at $33.1 million at June 30, 2014 was a decrease from $39.2 million at December 31, 2013 and $36.3 million at March 31, 2014.  Sales of foreclosed properties for the quarter ended June 30, 2014 totaled $5.1 million while new foreclosed properties totaled $2.2 million.  Sales for the six months ended June 30, 2014 totaled $8.4 million while new foreclosed properties totaled $3.5 million.  At June 30, 2014, the book value of properties under contracts to sell was $2.6 million; however, the closings had not occurred at quarter-end.

When foreclosed properties are acquired, appraisals are obtained and the properties are booked at the current market value less expected sales costs.  Additionally, periodic updated appraisals are obtained on unsold foreclosed properties.  When an updated appraisal reflects a market value below the current book value, a charge is booked to current earnings to reduce the property to its new market value less expected sales costs.   Charges to earnings in the second quarter 2014 to reflect the decrease in current market values of foreclosed properties totaled $0.3 million.  There were 41 properties reappraised during the second quarter 2014.  Of these, 7 were written down by a total of $0.2 million.  Charges during the quarters ended June 30, 2013 and March 31, 2014 were $0.6 million and $0.9 million, respectively.  Our policy for determining the frequency of periodic reviews is based upon consideration of the specific properties and the known or perceived market fluctuations in a particular market and is typically between 12 and 18 months but generally not more than 24 months.  Approximately seventy-four percent of our OREO properties have been reappraised within the past 12 months.  Management anticipates that our foreclosed properties will remain elevated as we work through current market conditions.

The major classifications of foreclosed properties are shown in the following table:

(in thousands)	June 30, 2014	December 31, 2013
1-4 family	$6,673	$8,640
Agricultural/farmland	769	792
Construction/land development/other	19,381	20,278
Multifamily	1,402	1,456
Non-farm/non-residential	4,837	8,022
Total foreclosed properties	$33,062	$39,188

The appraisal aging analysis of foreclosed properties, as well as the holding period, at June 30, 2014 is shown below:

(in thousands)
Appraisal Aging Analysis		Holding Period Analysis
Days Since Last Appraisal	Current Book Value	Holding Period	Current Book Value
Up to 3 months	$13,377	Less than one year	$5,236
3 to 6 months	7,607	1 to 2 years	2,588
6 to 9 months	2,054	2 to 3 years	11,195
9 to 12 months	1,420	3 to 4 years	4,029
12 to 24 months	8,450	4 to 5 years	6,829
Over 24 months	154	Over 5 years	3,185
Total	$33,062	Total	$33,062

Dividends

The following schedule shows the quarterly cash dividends paid for the past six quarters:

Pay Date	Record Date	Amount Per Share
July 1, 2014	June 15, 2014	$0.290
April 1, 2014	March 15, 2014	$0.291
January 1, 2014	December 15, 2013	$0.291
October 1, 2013	September 15, 2013	$0.291
July 1, 2013	June 15, 2013	$0.286
April 1, 2013	March 15, 2013	$0.286

The Board of Directors of CTBI declared the payment of a quarterly cash dividend of $0.30 per share to be paid on October 1, 2014 to shareholders of record on September 15, 2014.

Liquidity and Market Risk

The objective of CTBI’s Asset/Liability management function is to maintain consistent growth in net interest income within our policy limits. This objective is accomplished through management of our consolidated balance sheet composition, liquidity, and interest rate risk exposures arising from changing economic conditions, interest rates, and customer preferences. The goal of liquidity management is to provide adequate funds to meet changes in loan and lease demand or deposit withdrawals. This is accomplished by maintaining liquid assets in the form of cash and cash equivalents and investment securities, sufficient unused borrowing capacity, and growth in core deposits. As of June 30, 2014, we had approximately $138.0 million in cash and cash equivalents and approximately $647.5 million in securities valued at estimated fair value designated as available-for-sale and available to meet liquidity needs on a continuing basis compared to $106.6 million and $609.4 million at December 31, 2013.  Additional asset-driven liquidity is provided by the remainder of the securities portfolio and the repayment of loans.  In addition to core deposit funding, we also have a variety of other short-term and long-term funding sources available.  We also rely on Federal Home Loan Bank advances for both liquidity and management of our asset/liability position.  Federal Home Loan Bank advances were $1.2 million at June 30, 2014 compared to $1.3 million at December 31, 2013.  As of June 30, 2014, we had a $377 million available borrowing position with the Federal Home Loan Bank compared to $342.6 million at December 31, 2013.  We generally rely upon net inflows of cash from financing activities, supplemented by net inflows of cash from operating activities, to provide cash for our investing activities.  As is typical of many financial institutions, significant financing activities include deposit gathering, use of short-term borrowing facilities such as repurchase agreements and federal funds purchased, and issuance of long-term debt.  At June 30, 2014 and December 31, 2013, we had $44 million in lines of credit with various correspondent banks available to meet any future cash needs.  Our primary investing activities include purchases of securities and loan originations.  We do not rely on any one source of liquidity and manage availability in response to changing consolidated balance sheet needs.  At June 30, 2014, federal funds sold were $7.0 million compared to $8.6 million at December 31, 2013, and deposits with the Federal Reserve were $56.3 million compared to $28.5 million at December 31, 2013.  Additionally, we project cash flows from our investment portfolio to generate additional liquidity over the next 90 days.

The investment portfolio consists of investment grade short-term issues suitable for bank investments.  The majority of the investment portfolio is in U.S. government and government sponsored agency issuances.  The average life of the portfolio is 4.23 years. At the end of June 30, 2014, available-for-sale (“AFS”) securities comprised approximately 99.7% of the total investment portfolio, and the AFS portfolio was approximately 149% of equity capital.  Eighty-two percent of the pledge eligible portfolio was pledged.

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

Capital Resources

Shareholders’ equity was $433.9 million at June 30, 2014 and $412.5 million at December 31, 2013.  CTBI’s annualized dividend yield to shareholders as of June 30, 2014 was 3.39%.  Our primary source of capital growth is the retention of earnings.  Cash dividends were $0.581 per share for the six months ended June 30, 2014 and $0.572 per share for the six months ended June 30, 2013.  We retained 55.0% of our earnings for the first six months of 2014 compared to 58.8% for the first six months of 2013.

Regulatory guidelines require bank holding companies, commercial banks, and savings banks to maintain certain minimum capital ratios and define companies as “well-capitalized” that sufficiently exceed the minimum ratios.  The banking regulators may alter minimum capital requirements as a result of revising their internal policies and their ratings of individual institutions.  To be “well-capitalized” banks and bank holding companies must maintain a Tier 1 leverage ratio of no less than 5.0%, a Tier 1 risk based ratio of no less than 6.0%, and a total risk based ratio of no less than 10.0%.  Our ratios as of June 30, 2014 were 11.83%, 16.66%, and 17.91%, respectively, all exceeding the threshold for meeting the definition of “well-capitalized.”

As of June 30, 2014, we are not aware of any other current recommendations by banking regulatory authorities which, if they were to be implemented, would have, or are reasonably likely to have, a material adverse impact on our liquidity, capital resources, or operations, except as provided for in the Dodd-Frank Act, which is discussed in the Supervision and Regulation section of Item 1. Business in our annual report on Form 10-K for the year ended December 31, 2013, and Basel III which is discussed below.

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

Stock Repurchase Program

CTBI’s stock repurchase program currently has 288,519 shares remaining under CTBI’s current repurchase authorization.  We have not repurchased any shares of our common stock since February 2008.  As of June 30, 2014, a total of 2,211,481 shares have been repurchased through this program.

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

All closed-end consumer loans (excluding conventional 1-4 family residential loans and installment and revolving loans secured by real estate) are charged off no later than 120 days (5 monthly payments) delinquent.  If a loan is considered uncollectable, it is charged off earlier than 120 days delinquent.  For conventional 1-4 family residential loans and installment and revolving loans secured by real estate, when a loan is 90 days past due, a current assessment of the value of the real estate is made.  If the balance of the loan exceeds the fair value of the property, the loan is placed on nonaccrual.  Foreclosure proceedings are normally initiated after 120 days.  When the foreclosed property has been legally assigned to CTBI, the fair value less estimated costs to sell is transferred to other real estate owned and the remaining balance is taken as a charge-off.

Historical loss rates for loans are adjusted for significant factors that, in management’s judgment, reflect the impact of any current conditions on loss recognition.  We continue to use twelve rolling quarters for our historical loss rate analysis.  Factors that we consider include delinquency trends, current economic conditions and trends, strength of supervision and administration of the loan portfolio, levels of underperforming loans, level of recoveries to prior year’s charge-offs, trends in loan losses, industry concentrations and their relative strengths, amount of unsecured loans, and underwriting exceptions.  Based upon management’s judgment, “best case,” “worst case,” and “most likely” scenarios are determined.  The total of each of these weighted factors is then applied against the applicable portion of the portfolio and the ALLL is adjusted accordingly to approximate the most likely scenario.  Management continually reevaluates the other subjective factors included in its ALLL analysis.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Interest rate risk management focuses on maintaining consistent growth in net interest income within Board-approved policy limits.  CTBI uses an earnings simulation model to analyze net interest income sensitivity to movements in interest rates.  Given a 200 basis point increase to the yield curve used in the simulation model, it is estimated net interest income for CTBI would increase by 0.03 percent over one year and decrease by 2.39 percent over two years.  A 25 basis point decrease in the yield curve would decrease net interest income by an estimated 0.10 percent over one year and increase by 0.23 percent over two years.  For further discussion of CTBI’s market risk, see the Management’s Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Market Risk included in the annual report on Form 10-K for the year ended December 31, 2013.

Item 4.  Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

CTBI’s management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934.  As of the end of the period covered by this report, an evaluation was carried out by CTBI’s management, with the participation of our Chief Executive Officer and the Executive Vice President, Chief Financial Officer, and Treasurer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, management concluded that disclosure controls and procedures as of June 30, 2014 were effective in ensuring material information required to be disclosed in this quarterly report on Form 10-Q was recorded, processed, summarized, and reported on a timely basis.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in CTBI’s internal control over financial reporting that occurred during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, CTBI’s internal control over financial reporting.

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

COMMUNITY TRUST BANCORP, INC.

Date: August 8, 2014	By:	/s/ Jean R. Hale
Jean R. Hale
Chairman, President and Chief Executive Officer

/s/Kevin J. Stumbo
Kevin J. Stumbo
Executive Vice President, Chief Financial Officer and Treasurer