Form 10-Q
period 2014-09-30
COMMUNITY TRUST BANCORP INC /KY/
filed 2014-11-07
CIK 350852

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014

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

Common stock – 17,437,297 shares outstanding at October 31, 2014

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

Community Trust Bancorp, Inc.
Condensed Consolidated Balance Sheets

(dollars in thousands)	(unaudited) September 30 2014	December 31 2013
Assets:
Cash and due from banks	$62,510	$64,828
Interest bearing deposits	48,455	33,200
Federal funds sold	7,493	8,613
Cash and cash equivalents	118,458	106,641

Certificates of deposit in other banks	9,179	9,568
Securities available-for-sale at fair value (amortized cost of $635,133 and $621,753, respectively)	633,572	609,405
Securities held-to-maturity at amortized cost (fair value of $1,631 and $1,601, respectively)	1,662	1,662
Loans held for sale	367	828

Loans	2,683,905	2,615,354
Allowance for loan and lease losses	(34,090)	(34,008)
Net loans	2,649,815	2,581,346

Premises and equipment, net	50,604	52,000
Federal Home Loan Bank stock	17,927	25,673
Federal Reserve Bank stock	4,887	4,886
Goodwill	65,490	65,490
Core deposit intangible (net of accumulated amortization of $8,085 and $7,925, respectively)	530	690
Bank owned life insurance	54,800	53,687
Mortgage servicing rights	3,112	3,424
Other real estate owned	32,747	39,188
Other assets	26,936	27,228
Total assets	$3,670,086	$3,581,716

Liabilities and shareholders’ equity:
Deposits:
Noninterest bearing	$660,100	$621,321
Interest bearing	2,242,081	2,233,753
Total deposits	2,902,181	2,855,074

Repurchase agreements	220,095	208,067
Federal funds purchased and other short-term borrowings	11,114	12,465
Advances from Federal Home Loan Bank	1,199	1,286
Long-term debt	61,341	61,341
Other liabilities	35,918	30,991
Total liabilities	3,231,848	3,169,224

Shareholders’ equity:
Preferred stock, 300,000 shares authorized and unissued	-	-
Common stock, $5 par value, shares authorized 25,000,000; shares outstanding 2014 – 17,431,146; 2013 – 17,403,441	87,155	79,107
Capital surplus	212,184	167,122
Retained earnings	139,914	174,289
Accumulated other comprehensive loss, net of tax	(1,015)	(8,026)
Total shareholders’ equity	438,238	412,492

Total liabilities and shareholders’ equity	$3,670,086	$3,581,716

See notes to condensed consolidated financial statements.

Community Trust Bancorp, Inc.
Condensed Consolidated Statements of Income and Comprehensive Income
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
(in thousands except per share data)	2014	2013	2014	2013
Interest income:
Interest and fees on loans, including loans held for sale	$32,191	$33,290	$95,741	$98,810
Interest and dividends on securities
Taxable	2,763	3,196	8,616	9,220
Tax exempt	664	561	1,912	1,676
Interest and dividends on Federal Reserve Bank and Federal Home Loan Bank stock	252	345	882	1,035
Other, including interest on federal funds sold	87	63	310	273
Total interest income	35,957	37,455	107,461	111,014

Interest expense:
Interest on deposits	2,475	2,778	7,409	8,699
Interest on repurchase agreements and other short-term borrowings	205	232	614	729
Interest on advances from Federal Home Loan Bank	6	7	17	20
Interest on long-term debt	283	288	850	877
Total interest expense	2,969	3,305	8,890	10,325

Net interest income	32,988	34,150	98,571	100,689
Provision for loan losses	3,300	2,129	5,380	7,349
Net interest income after provision for loan losses	29,688	32,021	93,191	93,340

Noninterest income:
Service charges on deposit accounts	6,321	6,349	17,739	18,298
Gains on sales of loans, net	303	653	781	2,805
Trust and wealth management income	2,395	2,005	6,703	6,028
Loan related fees	1,128	1,088	2,573	3,532
Bank owned life insurance	523	517	1,473	2,265
Brokerage revenue	505	576	1,709	1,644
Securities losses	(34)	(23)	(145)	(31)
Other noninterest income	865	906	2,210	2,724
Total noninterest income	12,006	12,071	33,043	37,265

Noninterest expense:
Officer salaries and employee benefits	2,584	2,705	8,206	7,891
Other salaries and employee benefits	10,881	10,543	31,950	31,553
Occupancy, net	2,007	1,945	6,108	5,844
Equipment	831	920	2,669	2,886
Data processing	2,017	1,850	5,875	5,438
Bank franchise tax	1,208	1,124	3,625	3,370
Legal fees	558	585	1,912	1,747
Professional fees	491	491	1,331	1,305
FDIC insurance	575	624	1,782	1,863
Other real estate owned provision and expense	707	905	2,948	3,914
Repossession expense	322	284	863	1,182
Other noninterest expense	3,682	3,615	10,711	10,884
Total noninterest expense	25,863	25,591	77,980	77,877

Income before income taxes	15,831	18,501	48,254	52,728
Income taxes	4,907	5,848	14,995	16,313
Net income	10,924	12,653	33,259	36,415

Other comprehensive income (loss):
Unrealized holding gains (losses) on securities available-for-sale:
Unrealized holding gains (losses) arising during the period	(2,009)	(981)	10,642	(24,904)
Less: Reclassification adjustments for realized losses included in net income	(34)	(23)	(145)	(31)
Tax (benefit) expense	(691)	(336)	3,776	(8,706)
Other comprehensive income (loss), net of tax	(1,284)	(622)	7,011	(16,167)
Comprehensive income	$9,640	$12,031	$40,270	$20,248

Basic earnings per share	$0.63	$0.74	$1.92	$2.13
Diluted earnings per share	$0.63	$0.73	$1.91	$2.12

Weighted average shares outstanding-basic	17,326	17,154	17,317	17,123
Weighted average shares outstanding-diluted	17,402	17,257	17,395	17,212

Dividends declared per share	$0.300	$0.291	$0.881	$0.863

See notes to condensed consolidated financial statements.

Community Trust Bancorp, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended
	September 30
(in thousands)	2014	2013
Cash flows from operating activities:
Net income	$33,259	$36,415
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,307	3,440
Deferred taxes	1,421	570
Stock-based compensation	548	498
Excess tax benefits of stock-based compensation	22	100
Provision for loan losses	5,380	7,349
Write-downs of other real estate owned and other repossessed assets	1,402	1,958
Gains on sale of mortgage loans held for sale	(781)	(2,805)
Losses on sales of securities	145	31
Gains (losses) on sale of assets, net	(3)	160
Proceeds from sale of mortgage loans held for sale	33,240	122,764
Funding of mortgage loans held for sale	(31,998)	(98,240)
Amortization of securities premiums and discounts, net	2,011	3,221
Change in cash surrender value of bank owned life insurance	(1,113)	(1,119)
Mortgage servicing rights:
Fair value adjustments	546	(173)
New servicing assets created	(234)	(768)
Changes in:
Other assets	297	3,674
Other liabilities	(943)	1,316
Net cash provided by operating activities	46,506	78,391

Cash flows from investing activities:
Certificates of deposit in other banks:
Maturity of certificates of deposit	389	(4,472)
Purchase of certificates of deposit	0	240
Securities available-for-sale (AFS):
Purchase of AFS securities	(177,579)	(197,263)
Proceeds from the sales of AFS securities	112,949	14,354
Proceeds from prepayments and maturities of AFS securities	49,094	94,211
Change in loans, net	(73,376)	(76,276)
Purchase of premises and equipment	(1,750)	(933)
Proceeds from sale of premises and equipment	22	93
Redemption of stock by Federal Home Loan Bank	7,746	0
Additional investment in Federal Reserve Bank stock	(1)	(1)
Proceeds from sale of other real estate and other repossessed assets	4,551	6,408
Additional investment in other real estate and other repossessed assets	0	(173)
Additional investment in bank owned life insurance	0	(7,950)
Proceeds from bank owned life insurance	0	644
Net cash used in investing activities	(77,955)	(171,118)

Cash flows from financing activities:
Change in deposits, net	47,107	(29,564)
Change in repurchase agreements, federal funds purchased, and other short-term borrowings, net	10,677	6,254
Proceeds from Federal Home Loan Bank advances	0	30,000
Payments on advances from Federal Home Loan Bank	(87)	(113)
Issuance of common stock	930	2,376
Excess tax benefits of stock-based compensation	(22)	(100)
Dividends paid	(15,339)	(14,690)
Net cash provided by (used in) financing activities	43,266	(5,837)
Net increase (decrease) in cash and cash equivalents	11,817	(98,564)
Cash and cash equivalents at beginning of period	106,641	207,560
Cash and cash equivalents at end of period	$118,458	$108,996

Supplemental disclosures:
Income taxes paid	$10,170	$14,250
Interest paid	8,058	9,426
Non-cash activities:
Loans to facilitate the sale of other real estate and other repossessed assets	5,745	2,231
Common stock dividends accrued, paid in subsequent quarter	207	4,992
Real estate acquired in settlement of loans	5,267	6,135

See notes to condensed consolidated financial statements.

Community Trust Bancorp, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1 - Summary of Significant Accounting Policies

In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments (which consist of normal recurring accruals) necessary, to present fairly the condensed consolidated financial position as of September 30, 2014, the results of operations for the three and nine months ended September 30, 2014 and 2013, and the cash flows for the nine months ended September 30, 2014 and 2013.  In accordance with accounting principles generally accepted in the United States of America for interim financial information, these statements do not include certain information and footnote disclosures required by accounting principles generally accepted in the United States of America for complete annual financial statements.  The results of operations for the three and nine months ended September 30, 2014 and 2013, and the cash flows for the nine months ended September 30, 2014 and 2013, are not necessarily indicative of the results to be expected for the full year.  The condensed consolidated balance sheet as of December 31, 2013 has been derived from the audited consolidated financial statements of Community Trust Bancorp, Inc. (“CTBI”) for that period.  For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2013, included in our annual report on Form 10-K.

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

Note 2 – Stock-Based Compensation

CTBI’s compensation expense related to stock option grants was $3 thousand and $2 thousand, respectively for the three months ended September 30, 2014 and 2013 and $8 thousand and $7 thousand, respectively, for the nine months ended September 30, 2014 and 2013.  Restricted stock expense for the three months ended September 30, 2014 and 2013 was $202 thousand and $161 thousand, respectively, including $30 thousand and $31 thousand in dividends paid for each period.  Restricted stock expense for the nine months ended September 30, 2014 and 2013 was $540 thousand and $491 thousand, respectively, including $90 thousand and $93 thousand in dividends.  As of September 30, 2014, there was a total of $77 thousand of unrecognized compensation expense related to unvested stock option awards that will be recognized as expense as the awards vest over a weighted average period of 4.5 years and a total of $1.0 million of unrecognized compensation expense related to restricted stock grants that will be recognized as expense as the awards vest over a weighted average period of 1.5 years.

There were no shares of restricted stock granted during the three months ended September 30, 2014 or 2013.  There were 4,572 and 11,904 shares of restricted stock granted during the nine months ended September 30, 2014 and 2013, respectively.  The restrictions on the restricted stock lapse ratably over four years or in the event of a change in control of CTBI or the death of the participant.  In the event of the disability of the participant, the restrictions will lapse on a pro rata basis.  The Compensation Committee of the Board of Directors will have discretion to review and revise restrictions applicable to a participant’s restricted stock in the event of the participant’s retirement.  There were 10,000 options granted to purchase shares of CTBI common stock during the three and nine months ended September 30, 2014.  There were no options granted during the three months ended September 30, 2013, but 1,650 options were granted during the nine months ended September 30, 2013.

The fair value of options granted during the nine months ended September 30, 2014 and 2013 were established at the date of grant using a Black-Scholes option pricing model with the weighted average assumptions as follows:

	Nine Months Ended
	September 30
	2014	2013
Expected dividend yield	3.40%	3.74%
Risk-free interest rate	2.01%	1.33%
Expected volatility	30.77%	39.11%
Expected term (in years)	7.0	7.5
Weighted average fair value of options	$7.76	$8.23

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

The amortized cost and fair value of securities at September 30, 2014 are summarized as follows:

Available-for-Sale

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury and government agencies	$140,853	$261	$(2,706)	$138,408
State and political subdivisions	133,640	3,768	(718)	136,690
U.S. government sponsored agency mortgage-backed securities	335,640	2,934	(4,781)	333,793
Total debt securities	610,133	6,963	(8,205)	608,891
Marketable equity securities	25,000	0	(319)	24,681
Total available-for-sale securities	$635,133	$6,963	$(8,524)	$633,572

Held-to-Maturity

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury and government agencies	$480	$0	$(32)	$448
State and political subdivisions	1,182	1	0	1,183
Total held-to-maturity securities	$1,662	$1	$(32)	$1,631

The amortized cost and fair value of securities as of December 31, 2013 are summarized as follows:

Available-for-Sale

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury and government agencies	$65,524	$225	$(5,139)	$60,610
State and political subdivisions	118,055	1,907	(3,259)	116,703
U.S. government sponsored agency mortgage-backed securities	383,174	4,325	(8,189)	379,310
Total debt securities	566,753	6,457	(16,587)	556,623
Marketable equity securities	55,000	0	(2,218)	52,782
Total available-for-sale securities	$621,753	$6,457	$(18,805)	$609,405

Held-to-Maturity

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury and government agencies	$480	$0	$(62)	$418
State and political subdivisions	1,182	1	0	1,183
Total held-to-maturity securities	$1,662	$1	$(62)	$1,601

The amortized cost and fair value of securities at September 30, 2014 by contractual maturity are shown below.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale		Held-to-Maturity
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$3,371	$3,400	$0	$0
Due after one through five years	108,097	108,713	0	0
Due after five through ten years	129,882	129,250	1,182	1,183
Due after ten years	33,143	33,735	480	448
U.S. government sponsored agency mortgage-backed securities	335,640	333,793	0	0
Total debt securities	610,133	608,891	1,662	1,631
Marketable equity securities	25,000	24,681	0	0
Total securities	$635,133	$633,572	$1,662	$1,631

During the nine months ended September 30, 2014, there was a combined loss of $145 thousand.  A pre-tax gain of $1.8 million and a pre-tax loss of $2.0 million were realized during the year.  During the nine months ended September 30, 2013, there was a combined loss of $31 thousand.

The amortized cost of securities pledged as collateral, to secure public deposits and for other purposes, was $237.7 million at September 30, 2014 and $257.5 million at December 31, 2013.

The amortized cost of securities sold under agreements to repurchase amounted to $264.5 million at September 30, 2014 and $255.4 million at December 31, 2013.

Certain investments in debt and marketable equity securities are reported in the financial statements at amounts less than their historical costs.  CTBI evaluates its investment portfolio on a quarterly basis for impairment.  The analysis performed as of September 30, 2014 indicates that all impairment is considered temporary, market and interest rate driven, and not credit-related.  The percentage of total investments with unrealized losses as of September 30, 2014 was 57.8% compared to 67.8% as of December 31, 2013.  The following tables provide the amortized cost, gross unrealized losses, and fair market value, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position as of September 30, 2014 that are not deemed to be other-than-temporarily impaired.

Available-for-Sale

(in thousands)	Amortized Cost	Gross Unrealized Losses	Fair Value
Less Than 12 Months
U.S. Treasury and government agencies	$56,052	$(103)	$55,949
State and political subdivisions	6,305	(30)	6,275
U.S. government sponsored agency mortgage-backed securities	97,714	(809)	96,905
Total debt securities	160,071	(942)	159,129
Marketable equity securities	0	0	0
Total <12 months temporarily impaired AFS securities	160,071	(942)	159,129

12 Months or More
U.S. Treasury and government agencies	55,519	(2,603)	52,916
State and political subdivisions	25,528	(688)	24,840
U.S. government sponsored agency mortgage-backed securities	109,373	(3,972)	105,401
Total debt securities	190,420	(7,263)	183,157
Marketable equity securities	25,000	(319)	24,681
Total ≥12 months temporarily impaired AFS securities	215,420	(7,582)	207,838

Total
U.S. Treasury and government agencies	111,571	(2,706)	108,865
State and political subdivisions	31,833	(718)	31,115
U.S. government sponsored agency mortgage-backed securities	207,087	(4,781)	202,306
Total debt securities	350,491	(8,205)	342,286
Marketable equity securities	25,000	(319)	24,681
Total temporarily impaired AFS securities	$375,491	$(8,524)	$366,967

Held-to-Maturity

(in thousands)	Amortized Cost	Gross Unrealized Losses	Fair Value
12 Months or More
U.S. Treasury and government agencies	$480	$(32)	$448
Total temporarily impaired HTM securities	$480	$(32)	$448

U.S. Treasury and Government Agencies

The unrealized losses in U.S. Treasury and government agencies were caused by interest rate increases.  The contractual terms of those investments do not permit the issuer to settle the securities at a price less than amortized cost.  CTBI does not consider those investments to be other-than-temporarily impaired at September 30, 2014, because CTBI does not intend to sell the investments and it is not more likely than not that we will be required to sell the investments before recovery of their amortized cost, which may be at maturity.

State and Political Subdivisions

The unrealized losses in securities of state and political subdivisions were caused by interest rate increases.  The contractual terms of those investments do not permit the issuer to settle the securities at a price less than amortized cost.  CTBI does not consider those investments to be other-than-temporarily impaired at September 30, 2014, because CTBI does not intend to sell the investments before recovery of their amortized cost, which may be at maturity.

U.S. Government Sponsored Agency Mortgage-Backed Securities

The unrealized losses in U.S. government sponsored agency mortgage-backed securities were caused by interest rate increases.  CTBI expects to recover the amortized cost basis over the term of the securities.  CTBI does not consider those investments to be other-than-temporarily impaired at September 30, 2014, because (i) the decline in market value is attributable to changes in interest rates and not credit quality, (ii) CTBI does not intend to sell the investments, and (iii) it is not more likely than not we will be required to sell the investments before recovery of their amortized cost, which may be at maturity.

Marketable Equity Securities

CTBI’s investments in marketable equity securities consist of investments in fixed income mutual funds ($24.7 million of the total fair value and $319 thousand of the total unrealized losses in common stock investments).  The severity of the impairment (fair value is approximately 1.3% less than cost) and the duration of the impairment correlates with the rise in interest rates during the latter half of 2013.  CTBI evaluated the near-term prospects of these funds in relation to the severity and duration of the impairment.  Based on that evaluation, CTBI does not consider those investments to be other-than-temporarily impaired at September 30, 2014.

The analysis performed as of December 31, 2013 indicated that all impairment was considered temporary, market and interest rate driven, and not credit-related.  The following tables provide the amortized cost, gross unrealized losses, and fair market value, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position as of December 31, 2013 that are not deemed to be other-than-temporarily impaired.

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

Note 4 – Loans

Major classifications of loans, net of unearned income, deferred loan origination costs, and net premiums on acquired loans, are summarized as follows:

(in thousands)	September 30 2014	December 31 2013
Commercial construction	$120,248	$110,779
Commercial secured by real estate	931,455	872,542
Equipment lease financing	10,055	8,840
Commercial other	347,035	374,881
Real estate construction	62,105	56,075
Real estate mortgage	703,323	697,601
Home equity	88,291	84,880
Consumer direct	121,367	122,215
Consumer indirect	300,026	287,541
Total loans	$2,683,905	$2,615,354

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

Not included in the loan balances above were loans held for sale in the amount of $0.4 million at September 30, 2014 and $0.8 million at December 31, 2013, respectively.

Refer to note 1 to the condensed consolidated financial statements for further information regarding our nonaccrual policy.  Nonaccrual loans segregated by class of loans were as follows:

(in thousands)	September 30 2014	December 31 2013
Commercial:
Commercial construction	$4,700	$4,519
Commercial secured by real estate	14,202	6,576
Commercial other	3,134	2,801

Residential:
Real estate construction	413	481
Real estate mortgage	6,019	5,152
Home equity	483	429
Total nonaccrual loans	$28,951	$19,958

The following tables present CTBI’s loan portfolio aging analysis, segregated by class, as of September 30, 2014 and December 31, 2013:

	September 30, 2014
(in thousands)	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Current	Total Loans	90+ and Accruing*
Commercial:
Commercial construction	$142	$0	$5,951	$6,093	$114,155	$120,248	$1,251
Commercial secured by real estate	4,428	1,646	19,233	25,307	906,148	931,455	5,680
Equipment lease financing	0	0	0	0	10,055	10,055	0
Commercial other	2,351	2,410	5,466	10,227	336,808	347,035	2,882
Residential:
Real estate construction	122	188	1,004	1,314	60,791	62,105	607
Real estate mortgage	1,402	4,350	12,914	18,666	684,657	703,323	8,361
Home equity	760	305	723	1,788	86,503	88,291	425
Consumer:
Consumer direct	1,349	363	43	1,755	119,612	121,367	43
Consumer indirect	2,009	371	358	2,738	297,288	300,026	358
Total	$12,563	$9,633	$45,692	$67,888	$2,616,017	$2,683,905	$19,607

	December 31, 2013
(in thousands)	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Current	Total Loans	90+ and Accruing*
Commercial:
Commercial construction	$250	$166	$6,012	$6,428	$104,351	$110,779	$1,673
Commercial secured by real estate	3,703	1,982	16,660	22,345	850,197	872,542	12,403
Equipment lease financing	0	0	0	0	8,840	8,840	0
Commercial other	344	422	6,156	6,922	367,959	374,881	3,723
Residential:
Real estate construction	81	383	694	1,158	54,917	56,075	213
Real estate mortgage	1,274	4,419	9,346	15,039	682,562	697,601	4,847
Home equity	786	330	737	1,853	83,027	84,880	324
Consumer:
Consumer direct	1,063	291	119	1,473	120,742	122,215	119
Consumer indirect	2,750	668	297	3,715	283,826	287,541	297
Total	$10,251	$8,661	$40,021	$58,933	$2,556,421	$2,615,354	$23,599

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

The following table presents the credit risk profile of CTBI’s commercial loan portfolio based on rating category and payment activity, segregated by class of loans, as of September 30, 2014 and December 31, 2013:

(in thousands)	Commercial Construction	Commercial Secured by Real Estate	Equipment Leases	Commercial Other	Total
September 30, 2014
Pass	$100,227	$814,562	$10,055	$300,255	$1,225,099
Watch	8,876	66,827	0	35,301	111,004
OAEM	1,495	13,436	0	868	15,799
Substandard	5,099	23,564	0	7,727	36,390
Doubtful	4,551	13,066	0	2,884	20,501
Total	$120,248	$931,455	$10,055	$347,035	$1,408,793

December 31, 2013
Pass	$85,699	$746,202	$8,840	$321,819	$1,162,559
Watch	13,519	77,561	0	32,800	123,880
OAEM	0	6,639	0	6,200	12,839
Substandard	7,208	37,334	0	11,772	56,314
Doubtful	4,353	4,806	0	2,291	11,450
Total	$110,779	$872,542	$8,840	$374,881	$1,367,042

The following table presents the credit risk profile of the CTBI’s residential real estate and consumer loan portfolios based on performing or nonperforming status, segregated by class, as of September 30, 2014 and December 31, 2013:

(in thousands)	Real Estate Construction	Real Estate Mortgage	Home Equity	Consumer Direct	Consumer Indirect	Total
September 30, 2014
Performing	$61,085	$688,943	$87,383	$121,324	$299,668	$1,258,403
Nonperforming (1)	1,020	14,380	908	43	358	16,709
Total	$62,105	$703,323	$88,291	$121,367	$300,026	$1,275,112

December 31, 2013
Performing	$55,381	$687,602	$84,127	$122,096	$287,244	$1,236,450
Nonperforming (1)	694	9,999	753	119	297	11,862
Total	$56,075	$697,601	$84,880	$122,215	$287,541	$1,248,312

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

The following tables present impaired loans, the average investment in impaired loans, and interest income recognized on impaired loans for the periods ended September 30, 2014, December 31, 2013, and September 30, 2013:

	September 30, 2014
(in thousands)	Recorded Balance	Unpaid Contractual Principal Balance	Specific Allowance
Loans without a specific valuation allowance:
Commercial construction	$5,250	$5,251	$0
Commercial secured by real estate	33,010	34,086	0
Commercial other	15,972	18,247	0
Real estate mortgage	1,874	1,875	0

Loans with a specific valuation allowance:
Commercial construction	4,149	4,149	734
Commercial secured by real estate	6,070	6,219	1,273
Commercial other	586	710	211

Totals:
Commercial construction	9,399	9,400	734
Commercial secured by real estate	39,080	40,305	1,273
Commercial other	16,558	18,957	211
Real estate mortgage	1,874	1,875	0
Total	$66,911	$70,537	$2,218

	Three Months Ended		Nine Months Ended
	September 30, 2014		September 30, 2014
(in thousands)	Average Investment in Impaired Loans	*Interest Income Recognized	Average Investment in Impaired Loans	*Interest Income Recognized
Loans without a specific valuation allowance:
Commercial construction	$5,259	$44	$5,330	$172
Commercial secured by real estate	33,290	261	34,464	858
Commercial other	17,577	248	16,421	619
Real estate mortgage	1,860	12	1,583	44

Loans with a specific valuation allowance:
Commercial construction	4,213	0	4,270	0
Commercial secured by real estate	6,076	5	4,912	9
Commercial other	587	0	460	0

Totals:
Commercial construction	9,472	44	9,600	172
Commercial secured by real estate	39,366	266	39,376	867
Commercial other	18,164	248	16,881	619
Real estate mortgage	1,860	12	1,583	44
Total	$68,862	$570	$67,440	$1,702

	December 31, 2013
(in thousands)	Recorded Balance	Unpaid Contractual Principal Balance	Specific Allowance	Average Investment in Impaired Loans	*Interest Income Recognized
Loans without a specific valuation allowance:
Commercial construction	$5,457	$5,458	$0	$5,595	$240
Commercial secured by real estate	35,258	36,173	0	32,472	1,231
Commercial other	14,839	16,435	0	15,396	568
Real estate mortgage	1,024	1,024	0	934	43

Loans with a specific valuation allowance:
Commercial construction	4,353	4,359	1,189	4,935	0
Commercial secured by real estate	4,039	4,326	1,005	5,033	1
Commercial other	330	453	102	525	0

Totals:
Commercial construction	9,810	9,817	1,189	10,530	240
Commercial secured by real estate	39,297	40,499	1,005	37,505	1,232
Commercial other	15,169	16,888	102	15,921	568
Real estate mortgage	1,024	1,024	0	934	43
Total	$65,300	$68,228	$2,296	$64,890	$2,083

	September 30, 2013
(in thousands)	Recorded Balance	Unpaid Contractual Principal Balance	Specific Allowance
Loans without a specific valuation allowance:
Commercial construction	$5,586	$6,163	$0
Commercial secured by real estate	31,054	31,929	0
Commercial other	15,179	18,212	0
Real estate mortgage	1,028	1,028	0

Loans with a specific valuation allowance:
Commercial construction	4,557	4,563	1,827
Commercial secured by real estate	5,423	5,733	1,295
Commercial other	465	590	158

Totals:
Commercial construction	10,143	10,726	1,827
Commercial secured by real estate	36,477	37,662	1,295
Commercial other	15,644	18,802	158
Real estate mortgage	1,028	1,028	0
Total	$63,292	$68,218	$3,280

	Three Months Ended		Nine Months Ended
	September 30, 2013		September 30, 2013
(in thousands)	Average Investment in Impaired Loans	*Interest Income Recognized	Average Investment in Impaired Loans	*Interest Income Recognized
Loans without a specific valuation allowance:
Commercial construction	$5,597	$77	$5,622	$204
Commercial secured by real estate	31,142	405	31,491	938
Commercial other	15,264	134	15,508	439
Real estate mortgage	1,027	8	903	32

Loans with a specific valuation allowance:
Commercial construction	4,572	0	5,101	0
Commercial secured by real estate	5,622	0	5,362	0
Commercial other	515	0	587	0

Totals:
Commercial construction	10,169	77	10,723	204
Commercial secured by real estate	36,764	405	36,853	938
Commercial other	15,779	134	16,095	439
Real estate mortgage	1,027	8	903	32
Total	$63,739	$624	$64,574	$1,613

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

During 2014, certain loans were modified in troubled debt restructurings, where economic concessions were granted to borrowers consisting of reductions in the interest rates, payment extensions, forgiveness of principal, and forbearances.  Presented below, segregated by class of loans, are troubled debt restructurings that occurred during the three and nine months ended September 30, 2014 and 2013 and the year ended December 31, 2013:

	Three Months Ended September 30, 2014
(in thousands)	Number of Loans	Term Modification	Rate Modification	Combination	Post-Modification Outstanding Balance
Commercial:
Commercial construction	1	$7	$0	$0	$7
Commercial secured by real estate	4	2,416	0	67	2,483
Commercial other	4	451	0	0	451
Total troubled debt restructurings	9	$2,874	$0	$67	$2,941

	Nine Months Ended September 30, 2014
(in thousands)	Number of Loans	Term Modification	Rate Modification	Combination	Post-Modification Outstanding Balance
Commercial:
Commercial construction	1	$7	$0	$0	$7
Commercial secured by real estate	7	2,647	0	67	2,714
Commercial other	7	512	0	0	512
Residential:
Real estate mortgage	2	0	0	849	849
Total troubled debt restructurings	17	$3,166	$0	$916	$4,082

	Three Months Ended September 30, 2013
(in thousands)	Number of Loans	Term Modification	Rate Modification	Combination	Post-Modification Outstanding Balance
Commercial:
Commercial secured by real estate	3	$905	$0	$0	$905
Commercial other	7	103	0	60	163
Total troubled debt restructurings	10	$1,008	$0	$60	$1,068

	Nine Months Ended September 30, 2013
(in thousands)	Number of Loans	Term Modification	Rate Modification	Combination	Post-Modification Outstanding Balance
Commercial:
Commercial construction	6	$2,603	$0	$0	$2,603
Commercial secured by real estate	23	2,172	0	0	2,172
Commercial other	29	6,468	0	152	6,620
Residential:
Real estate mortgage	1	373	0	0	373
Total troubled debt restructurings	59	$11,616	$0	$152	$11,768

	Year Ended December 31, 2013
(in thousands)	Number of Loans	Term Modification	Rate Modification	Combination	Post-Modification Outstanding Balance
Commercial:
Commercial construction	6	$2,603	$0	$0	$2,603
Commercial secured by real estate	27	2,568	0	2,920	5,488
Commercial other	30	6,471	0	152	6,623
Residential:
Real estate mortgage	1	373	0	0	373
Total troubled debt restructurings	64	$12,015	$0	$3,072	$15,087

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

(in thousands)	Three Months Ended September 30, 2014		Nine Months Ended September 30, 2014
	Number of Loans	Recorded Balance	Number of Loans	Recorded Balance
Commercial:
Commercial secured by real estate	1	$2,892	1	$2,892
Residential:
Real estate mortgage	1	594	2	1,175
Total defaulted restructured loans	2	$3,486	3	$4,067

(in thousands)	Three Months Ended September 30, 2013		Nine Months Ended September 30, 2013
	Number of Loans	Recorded Balance	Number of Loans	Recorded Balance
Commercial:
Commercial secured by real estate	1	69	1	69
Commercial other	2	173	7	2,203
Total defaulted restructured loans	3	$242	8	$2,272

Note 5 – Allowance for Loan and Lease Losses

The following tables present the balance in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method for the three and nine months ended September 30, 2014 and 2013 and the twelve months ended December 31, 2013:

	Three Months Ended September 30, 2014
(in thousands)	Commercial Construction	Commercial Secured by Real Estate	Equipment Lease Financing	Commercial Other	Real Estate Construction	Real Estate Mortgage	Home Equity	Consumer Direct	Consumer Indirect	Total
Allowance for loan losses
Beginning balance	$2,916	$14,402	$102	$4,677	$450	$5,142	$643	$1,597	$3,688	$33,617
Provision charged to expense	84	1,255	25	959	(6)	8	42	216	717	3,300
Losses charged off	0	834	0	1,169	7	216	65	298	881	3,470
Recoveries	15	12	0	154	0	10	1	96	355	643
Ending balance	$3,015	$14,835	$127	$4,621	$437	$4,944	$621	$1,611	$3,879	$34,090

Ending balance:
Individually evaluated for impairment	$734	$1,273	$0	$211	$0	$0	$0	$0	$0	$2,218
Collectively evaluated for impairment	$2,281	$13,562	$127	$4,410	$437	$4,944	$621	$1,611	$3,879	$31,872

Loans
Ending balance:
Individually evaluated for impairment	$9,399	$39,080	$0	$16,558	$0	$1,874	$0	$0	$0	$66,911
Collectively evaluated for impairment	$110,849	$892,375	$10,055	$330,477	$62,105	$701,449	$88,291	$121,367	$300,026	$2,616,994

	Nine Months Ended September 30, 2014
(in thousands)	Commercial Construction	Commercial Secured by Real Estate	Equipment Lease Financing	Commercial Other	Real Estate Construction	Real Estate Mortgage	Home Equity	Consumer Direct	Consumer Indirect	Total
Allowance for loan losses
Beginning balance	$3,396	$14,535	$121	$5,238	$397	$4,939	$601	$1,127	$3,654	$34,008
Provision charged to expense	(406)	1,489	6	1,059	161	412	110	1,031	1,518	5,380
Losses charged off	0	1,452	0	2,074	123	437	93	980	2,485	7,644
Recoveries	25	263	0	398	2	30	3	433	1,192	2,346
Ending balance	$3,015	$14,835	$127	$4,621	$437	$4,944	$621	$1,611	$3,879	$34,090

Ending balance:
Individually evaluated for impairment	$734	$1,273	$0	$211	$0	$0	$0	$0	$0	$2,218
Collectively evaluated for impairment	$2,281	$13,562	$127	$4,410	$437	$4,944	$621	$1,611	$3,879	$31,872

Loans
Ending balance:
Individually evaluated for impairment	$9,399	$39,080	$0	$16,558	$0	$1,874	$0	$0	$0	$66,911
Collectively evaluated for impairment	$110,849	$892,375	$10,055	$330,477	$62,105	$701,449	$88,291	$121,367	$300,026	$2,616,994

	Twelve Months Ended December 31, 2013
(in thousands)	Commercial Construction	Commercial Secured by Real Estate	Equipment Lease Financing	Commercial Other	Real Estate Construction	Real Estate Mortgage	Home Equity	Consumer Direct	Consumer Indirect	Total
Allowance for loan losses
Beginning balance	$4,033	$13,541	$126	$5,469	$376	$4,767	$563	$1,102	$3,268	$33,245
Provision charged to expense	189	2,438	(5)	1,477	106	860	268	696	2,539	8,568
Losses charged off	1,135	1,607	0	2,265	89	744	241	1,166	3,802	11,049
Recoveries	309	163	0	557	4	56	11	495	1,649	3,244
Ending balance	$3,396	$14,535	$121	$5,238	$397	$4,939	$601	$1,127	$3,654	$34,008

Ending balance:
Individually evaluated for impairment	$1,189	$1,005	$0	$102	$0	$0	$0	$0	$0	$2,296
Collectively evaluated for impairment	$2,207	$13,530	$121	$5,136	$397	$4,939	$601	$1,127	$3,654	$31,712

Loans
Ending balance:
Individually evaluated for impairment	$9,810	$39,297	$0	$15,169	$0	$1,024	$0	$0	$0	$65,300
Collectively evaluated for impairment	$100,969	$833,245	$8,840	$359,712	$56,075	$696,577	$84,880	$122,215	$287,541	$2,550,054

	Three Months Ended September 30, 2013
(in thousands)	Commercial Construction	Commercial Secured by Real Estate	Equipment Lease Financing	Commercial Other	Real Estate Construction	Real Estate Mortgage	Home Equity	Consumer Direct	Consumer Indirect	Total
Allowance for loan losses
Beginning balance	$3,835	$14,162	$117	$4,793	$368	$4,950	$576	$1,134	$3,666	$33,601
Provision charged to expense	(101)	448	3	551	59	202	73	272	622	2,129
Losses charged off	0	477	0	464	49	216	62	336	915	2,519
Recoveries	151	13	0	102	4	11	1	105	415	802
Ending balance	$3,885	$14,146	$120	$4,982	$382	$4,947	$588	$1,175	$3,788	$34,013

Ending balance:
Individually evaluated for impairment	$1,827	$1,295	$0	$158	$0	$0	$0	$0	$0	$3,280
Collectively evaluated for impairment	$2,058	$12,851	$120	$4,824	$382	$4,947	$588	$1,175	$3,788	$30,733

Loans
Ending balance:
Individually evaluated for impairment	$10,143	$36,477	$0	$15,644	$0	$1,028	$0	$0	$0	$63,292
Collectively evaluated for impairment	$97,797	$841,458	$9,380	$360,842	$53,545	$692,781	$82,498	$123,960	$290,812	$2,553,073

	Nine Months Ended September 30, 2013
(in thousands)	Commercial Construction	Commercial Secured by Real Estate	Equipment Lease Financing	Commercial Other	Real Estate Construction	Real Estate Mortgage	Home Equity	Consumer Direct	Consumer Indirect	Total
Allowance for loan losses
Beginning balance	$4,033	$13,541	$126	$5,469	$376	$4,767	$563	$1,102	$3,268	$33,245
Provision charged to expense	806	2,064	(6)	937	89	648	250	611	1,950	7,349
Losses charged off	1,112	1,495	0	1,768	87	498	235	927	2,700	8,822
Recoveries	158	36	0	344	4	30	10	389	1,270	2,241
Ending balance	$3,885	$14,146	$120	$4,982	$382	$4,947	$588	$1,175	$3,788	$34,013

Ending balance:
Individually evaluated for impairment	$1,827	$1,295	$0	$158	$0	$0	$0	$0	$0	$3,280
Collectively evaluated for impairment	$2,058	$12,851	$120	$4,824	$382	$4,947	$588	$1,175	$3,788	$30,733

Loans
Ending balance:
Individually evaluated for impairment	$10,143	$36,477	$0	$15,644	$0	$1,028	$0	$0	$0	$63,292
Collectively evaluated for impairment	$97,797	$841,458	$9,380	$360,842	$53,545	$692,781	$82,498	$123,960	$290,812	$2,553,073

Note 6 – Other Real Estate Owned

Activity for other real estate owned was as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
(in thousands)	2014	2013	2014	2013
Beginning balance of other real estate owned	$33,062	$43,632	$39,188	$47,537
New assets acquired	1,803	1,525	5,267	6,180
Capitalized costs	0	0	0	6
Fair value adjustments	(241)	(182)	(1,402)	(1,958)
Sale of assets	(1,877)	(1,897)	(10,306)	(8,687)
Ending balance of other real estate owned	$32,747	$43,078	$32,747	$43,078

Carrying costs and fair value adjustments associated with foreclosed properties for the three months ended September 30, 2014 and 2013 were $0.7 million and $0.9 million, respectively.  Carrying costs and fair value adjustments associated with foreclosed properties for the nine months ended September 30, 2014 and 2013 were $2.9 million and $3.9 million.

Note 7 – Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 30		September 30
(in thousands except per share data)	2014	2013	2014	2013
Numerator:
Net income	$10,924	$12,653	$33,259	$36,415

Denominator:
Basic earnings per share:
Weighted average shares	17,326	17,154	17,317	17,123
Diluted earnings per share:
Effect of dilutive stock options and restricted stock grants	76	103	78	89
Adjusted weighted average shares	17,402	17,257	17,395	17,212

Earnings per share:
Basic earnings per share	$0.63	$0.74	$1.92	$2.13
Diluted earnings per share	0.63	0.73	1.91	2.12

Options to purchase 63,270 common shares at a weighted average price of $35.41 were excluded from the diluted calculations above for the three months ended September 30, 2014, because the exercise prices on the options were greater than the average market price for the period.  There were no options to purchase common shares that were excluded from the diluted calculations above for the nine months ended September 30, 2014.  In addition to in-the-money stock options, unvested restricted stock grants were also used in the calculation of diluted earnings per share based on the treasury method.  There were no options to purchase common shares that were excluded from the diluted calculations above for the three months ended September 30, 2013, but options to purchase 91,071 common shares at a weighted average price of $35.41 were excluded for the nine months ended September 30, 2013.

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

Recurring Measurements

The following tables present the fair value measurements of assets recognized in the accompanying balance sheets measured at fair value on a recurring basis as of September 30, 2014 and December 31, 2013 and indicate the level within the fair value hierarchy of the valuation techniques.

		Fair Value Measurements at September 30, 2014 Using
(in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets measured – recurring basis
Available-for-sale securities:
U.S. Treasury and government agencies	$138,408	$0	$138,408	$0
State and political subdivisions	136,690	0	136,690	0
U.S. government sponsored agency mortgage-backed securities	333,793	0	333,793	0
Marketable equity securities	24,681	24,681	0	0
Mortgage servicing rights	3,112	0	0	3,112

		Fair Value Measurements at December 31, 2013 Using
(in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets measured – recurring basis
Available-for-sale securities:
U.S. Treasury and government agencies	$60,610	$0	$60,610	$0
State and political subdivisions	116,703	0	116,703	0
U.S. government sponsored agency mortgage-backed securities	379,310	0	379,310	0
Marketable equity securities	52,782	52,782	0	0
Mortgage servicing rights	3,424	0	0	3,424

Following is a description of the valuation methodologies and inputs used for assets measured at fair value on a recurring basis and recognized in the accompanying balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy.  These valuation methodologies were applied to all of CTBI’s financial assets carried at fair value.  CTBI had no liabilities measured at fair value as of September 30, 2014 and December 31, 2013.  There have been no significant changes in the valuation techniques during the quarter ended September 30, 2014.  For assets classified within Level 3 of the fair value hierarchy, the process used to develop the reported fair value is described below.

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

In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy.  Fair value determinations for Level 3 measurements are estimated on a quarterly basis where assumptions used are reviewed to ensure the estimated fair value complies with accounting standards generally accepted in the United States.  As of September 30, 2014, CTBI does not own any securities classified as Level 3 inputs.

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

Transfers between Levels

There were no transfers between Levels 1, 2, and 3 as of September 30, 2014.

Level 3 Reconciliation

Following is a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the accompanying balance sheet using significant unobservable (Level 3) inputs for the three and nine months ended September 30, 2014 and 2013:

(in thousands)	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2014
	Mortgage Servicing Rights	Mortgage Servicing Rights
Beginning balance	$3,062	$3,424
Total recognized gains (losses)
Included in net income	80	(212)
Issues	89	234
Settlements	(119)	(334)
Ending balance	$3,112	$3,112

Total gains (losses) for the period included in net income attributable to the change in unrealized gains or losses related to assets still held at the reporting date	$80	$(212)

(in thousands)	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013
	Mortgage Servicing Rights	Mortgage Servicing Rights
Beginning balance	$3,222	$2,364
Total recognized gains (losses)
Included in net income	10	656
Issues	206	768
Settlements	(133)	(483)
Ending balance	$3,305	$3,305

Total gains (losses) for the period included in net income attributable to the change in unrealized gains or losses related to assets still held at the reporting date	$10	$656

Realized and unrealized gains and losses for items reflected in the tables above are included in net income in the consolidated statements of income as follows:

(in thousands)	Three Months Ended September 30, 2014		Nine Months Ended September 30, 2014
	Noninterest Income	Noninterest Expense	Noninterest Income	Noninterest Expense
Total gains (losses)	$(39)	$0	$(546)	$0

(in thousands)	Three Months Ended September 30, 2013		Nine Months Ended September 30, 2013
	Noninterest Income	Noninterest Expense	Noninterest Income	Noninterest Expense
Total gains (losses)	$(123)	$0	$173	$0

Nonrecurring Measurements

The following tables present the fair value measurements of assets recognized in the accompanying balance sheets measured at fair value on a nonrecurring basis as of September 30, 2014 and December 31, 2013 and indicate the level within the fair value hierarchy of the valuation techniques.

		Fair Value Measurements at September 30, 2014 Using
(in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets measured – nonrecurring basis
Impaired loans (collateral dependent)	$7,375	$0	$0	$7,375
Other real estate/assets owned	6,316	0	0	6,316

		Fair Value Measurements at December 31, 2013 Using
(in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets measured – nonrecurring basis
Impaired loans (collateral dependent)	$6,830	$0	$0	$6,830
Other real estate/assets owned	11,111	0	0	11,111

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

Loans considered impaired under ASC 310-35, Impairment of a Loan, are loans for which, based on current information and events, it is probable that the creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement.  Impaired loans are subject to nonrecurring fair value adjustments to reflect subsequent (i) partial write-downs that are based on the observable market price or current appraised value of the collateral or (ii) the full charge-off of the loan carrying value.  Quarter-to-date fair value adjustments on impaired loans were an increase of $1.3 million, and decreases of $0.9 million and $0.5 million for the quarters ended September 30, 2014, December 31, 2013 and September 30, 2013, respectively.  Year-to-date adjustments were $1.5 million for the nine months ended September 30, 2014, $0.6 million for the year ended December 31, 2013, and $1.6 million for the nine months ended September 30, 2013.

Other Real Estate Owned

In accordance with the provisions of ASC 360, Property, Plant, and Equipment, other real estate owned (OREO) is carried at the lower of fair value at acquisition date or current estimated fair value, less estimated cost to sell when the real estate is acquired.  Estimated fair value of OREO is based on appraisals or evaluations.  OREO is classified within Level 3 of the fair value hierarchy.  Long-lived assets are subject to nonrecurring fair value adjustments to reflect subsequent partial write-downs that are based on the observable market price or current appraised value of the collateral.  Quarter-to-date fair value adjustments on other real estate/assets owned were $0.2 million, $0.5 million, and $0.2 million for the quarters ended September 30, 2014, December 31, 2013, and September 30, 2013, respectively.  Year-to-date adjustments were $1.4 million for the nine months ended September 30, 2014, $2.5 million for the year ended December 31, 2013, and $2.0 million for the nine months ended September 30, 2013.

Our policy for determining the frequency of periodic reviews is based upon consideration of the specific properties and the known or perceived market fluctuations in a particular market and is typically between 12 and 18 months but generally not more than 24 months.  Appraisers are selected from the list of approved appraisers maintained by management.

Unobservable (Level 3) Inputs

The following tables present quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements at September 30, 2014 and December 31, 2013.

(in thousands)	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at September 30, 2014	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Mortgage servicing rights	$3,112	Discount cash flows, computer pricing model	Constant prepayment rate	4.6% - 24.4%
				(10.5%)
			Probability of default	0.00% - 100.00%
				(3.54%)
			Discount rate	9.94% - 11.50%
				(10.13%)

Impaired loans (collateral-dependent)	$7,375	Market comparable properties	Marketability discount	5.0% - 10.0%
				(7.0%)

Other real estate/assets owned	$6,316	Market comparable properties	Comparability adjustments (%)	3.0% - 67.0%
				(17.1%)

(in thousands)	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at December 31, 2013	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Mortgage servicing rights	$3,424	Discount cash flows, computer pricing model	Constant prepayment rate	4.3% - 23.6%
				(9.7%)
			Probability of default	0.00% - 33.33%
				(3.36%)
			Discount rate	Not applicable
				(10.0%)

Impaired loans (collateral-dependent)	$6,830	Market comparable properties	Marketability discount	5.0% - 10.0%
				(7.0%)

Other real estate/assets owned	$11,111	Market comparable properties	Comparability adjustments (%)	5.0% - 38.0%
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

Fair Value of Financial Instruments

The following table presents estimated fair value of CTBI’s financial instruments as of September 30, 2014 and indicates the level within the fair value hierarchy of the valuation techniques.

		Fair Value Measurements at September 30, 2014 Using
(in thousands)	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$118,458	$118,458	$0	$0
Certificates of deposit in other banks	9,179	0	9,202	0
Securities available-for-sale	633,572	24,681	608,891	0
Securities held-to-maturity	1,662	0	1,631	0
Loans held for sale	367	376	0	0
Loans, net	2,649,815	0	0	2,661,358
Federal Home Loan Bank stock	17,927	0	17,927	0
Federal Reserve Bank stock	4,887	0	4,887	0
Accrued interest receivable	13,333	0	13,333	0
Mortgage servicing rights	3,112	0	0	3,112

Financial liabilities:
Deposits	$2,902,181	$660,100	$2,236,889	$0
Repurchase agreements	220,095	0	0	220,077
Federal funds purchased	11,114	0	11,114	0
Advances from Federal Home Loan Bank	1,199	0	1,420	0
Long-term debt	61,341	0	0	35,557
Accrued interest payable	1,863	0	1,863	0

Unrecognized financial instruments:
Letters of credit	$0	$0	$0	$0
Commitments to extend credit	0	0	0	0
Forward sale commitments	0	0	0	0

The following table presents estimated fair value of CTBI’s financial instruments as of December 31, 2013 and indicates the level within the fair value hierarchy of the valuation techniques.

		Fair Value Measurements at December 31, 2013 Using
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

Note 9 – Accumulated Other Comprehensive Income

Unrealized gains (losses) on AFS securities

Amounts reclassified from accumulated other comprehensive income (AOCI) and the affected line items in the statements of income during the three and nine months ended September 30, 2014 and 2013 were:

	Amounts Reclassified from AOCI
(in thousands)	Three Months Ended September 30		Nine Months Ended September 30
	2014	2013	2014	2013
Affected line item in the statements of income
Securities losses	$(34)	$(23)	$(145)	$(31)
Tax benefit	(12)	(8)	(51)	(11)
Total reclassifications out of AOCI	$(22)	$(15)	$(94)	$(20)

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

Our Business

Community Trust Bancorp, Inc. (“CTBI”) is a bank holding company headquartered in Pikeville, Kentucky.  Currently, we own one commercial bank and one trust company.  Through our subsidiaries, we have eighty-one banking locations in eastern, northeastern, central, and south central Kentucky, southern West Virginia, and northeastern Tennessee, four trust offices across Kentucky, and one trust office in northeastern Tennessee.  At September 30, 2014, we had total consolidated assets of $3.7 billion and total consolidated deposits, including repurchase agreements, of $3.1 billion, making us the largest bank holding company headquartered in the Commonwealth of Kentucky.  Total shareholders’ equity at September 30, 2014 was $438.2 million.

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

Results of Operations and Financial Condition

For the quarter ended September 30, 2014, we reported earnings of $10.9 million, or $0.63 per basic share, compared to $12.7 million, or $0.74 per basic share, earned during the third quarter 2013 and $12.2 million, or $0.70 per basic share, earned during the second quarter 2014.  Net income for the quarter was adversely impacted by an increase in our loan loss provision.  Year-to-date earnings for the nine months ended September 30, 2014 were $33.3 million, or $1.92 per basic share, compared to $36.4 million, or $2.13 per basic share earned during the first nine months of 2013.  The variance from prior year is due to decreased net interest income and noninterest income, partially offset by a decrease in our provision for loan losses.

Income Statement Review

(dollars in thousands)			Change 2014 vs. 2013
Nine Months Ended September 30	2014	2013	Amount	Percent
Net interest income	$98,571	$100,689	$(2,118)	(2.1)%
Provision for loan losses	5,380	7,349	(1,969)	(26.8)
Noninterest income	33,043	37,265	(4,222)	(11.3)
Noninterest expense	77,980	77,877	103	0.1
Income taxes	14,995	16,313	(1,318)	(8.1)
Net income	$33,259	$36,415	$(3,156)	(8.7)%

Average earning assets	$3,409,905	$3,386,571	$23,334	0.7%

Yield on average earnings assets	4.27%	4.44%	(0.17)%	(3.8)%
Cost of interest bearing funds	0.47%	0.53%	(0.06)%	(12.4)%

Net interest margin	3.92%	4.03%	(0.11)%	(2.7)%

Net Interest Income

Net interest income for the quarter decreased $1.2 million, or 3.4%, from prior year third quarter but increased $0.2 million, or 0.5% from prior quarter as our net interest margin decreased 19 basis points and 4 basis points, respectively, for those time periods.  The current low rate environment continues to have a negative impact on our net interest margin.  Average earning assets increased 1.6% from third quarter 2013 and 0.4% from prior quarter while our yield on average earning assets decreased 24 basis points and 4 basis points, respectively.  Loans represented 77.5% of our average earning assets for the quarter ended September 30, 2014 compared to 77.0% for the quarter ended September 30, 2013 and 76.3% for the quarter ended June 30, 2014.  At September 30, 2014, loans represented 78.7% of our earning assets, reflecting the change in earning asset mix resulting from the $51 million in loan growth during the quarter.  While interest income increased slightly during the quarter, the new loan growth was at a lower yield than our previous average book yield.  Consequently, the yield on the loan portfolio decreased as did the net interest margin. The cost of interest bearing funds decreased 5 basis points from prior year third quarter and 1 basis point from prior quarter.  Net interest income for the nine months ended September 30, 2014 decreased $2.1 million, or 2.1%, from prior year.  Assuming our cost of funds continues to plateau, pressure will be placed on our margin as our loan portfolio continues to reprice at lower rates.

Provision for Loan Losses

The provision for loan losses that was added to the allowance for the third quarter 2014 was $3.3 million compared to $2.1 million in the third quarter 2013 and $0.7 million for the quarter ended June 30, 2014.  Year-to-date allocations to the reserve were $5.4 million at September 30, 2014 compared to $7.3 million at September 30, 2013.  This provision represented a charge against current earnings in order to maintain the allowance at an appropriate level determined using the accounting estimates described in the Critical Accounting Policies and Estimates section.  The quarterly increase in our provision was due to increases in net charge-offs and to fund new loan growth.  Our year-to-date loan loss provision remains lower than prior year, primarily due to the year-to-date decline in net losses to average loans.  Our reserve coverage (allowance for loan and lease loss reserve to nonperforming loans) at September 30, 2014 was 70.2% compared to 80.5% at September 30, 2013 and 75.5% at June 30, 2014.  The decline in our reserve coverage is the result of an increase in loans categorized as nonperforming that management has individually reviewed under ASC 310-10-35, Impairment of a Loan, and determined that no specific reserve is needed.  Generally accepted accounting principles do not allow the ASC 310-10-35 pool of loans without specific reserves to be used in determining the allocation of allowance using ASC 450, Contingencies.  As a result, the allowance amount as a percentage of nonperforming loans is lower.  Our loan loss reserve as a percentage of total loans outstanding decreased to 1.27% from the 1.30% at September 30, 2013 and 1.28% at June 30, 2014.

Noninterest Income

Noninterest income decreased $0.1 million, or 0.5%, for the quarter ended September 30, 2014 compared to the same period in 2013 but increased $1.0 million, or 9.4%, from prior quarter.  The increase from prior quarter was primarily due to increased deposit service charges, trust revenue, and loan related fees.  Noninterest income for the first nine months of 2014 decreased 11.3% from prior year.  The decrease from prior year was primarily attributable to decreases in gains on sales of loans, deposit service charges, loan related fees, and other noninterest income.  The decrease in gains on sales of loans from prior year was reflective of the decline in secondary market residential real estate mortgage activity, and the decrease in deposit service charges from prior year was a result of the change in our processing of overdrafts.  However, gains on sales of loans and deposit service charges have increased for the past two quarters.  Deposit service charges increased $0.3 million from prior quarter with increases in overdraft revenue and Visa debit fee income.  Loan related fees were impacted by the fluctuation in the fair value of our mortgage servicing rights.  The decrease in other noninterest income was due to the prior year death benefits received in bank owned life insurance of $0.9 million.

Noninterest Expense

Noninterest expense for the quarter ended September 30, 2014 increased 1.1% from prior year third quarter and 2.4% from prior quarter.  Noninterest expense for the first nine months of 2014 increased 0.1% from prior year.  Increases in personnel expense and data processing expense were partially offset by decreases in net other real estate owned expense and repossession expense, as well as adjustments totaling $0.8 million to reduce the accrual for the Federal Reserve item which was previously disclosed in our annual report on Form 10-K for the year ended December 31, 2013.  The increase in personnel expense in the third quarter 2014 was the result of an increased loss experience in our health insurance plan partially offset by a decrease in the accrual for our annual performance based bonus.

Balance Sheet Review

CTBI’s total assets at $3.7 billion increased $88.4 million, or an annualized 9.8%, from December 31, 2013 and $17.5 million, or an annualized 1.9%, during the quarter.  Loans outstanding at September 30, 2014 were $2.7 billion, increasing $68.6 million, or an annualized 10.4%, from December 31, 2013 and $51.3 million, or an annualized 7.7%, during the quarter.  We experienced growth during the quarter in all loan portfolios.  The commercial loan portfolio increased $26.5 million, the indirect loan portfolio increased $16.2 million, the residential loan portfolio increased $6.9 million, and the consumer direct loan portfolio increased $1.8 million.  CTBI’s investment portfolio increased $24.2 million, or an annualized 15.7%, from December 31, 2013 but decreased $14.0 million, or an annualized 8.5%, during the quarter.  Deposits, including repurchase agreements, at $3.1 billion increased $59.1 million, or an annualized 7.7%, from December 31, 2013 and $17.1 million, or an annualized 2.2%, from prior quarter.

Shareholders’ equity at September 30, 2014 was $438.2 million compared to $412.5 million at December 31, 2013 and $433.9 million at June 30, 2014.  Our tangible common equity/tangible assets ratio increased to 10.33%.  CTBI’s annualized dividend yield to shareholders as of September 30, 2014 was 3.57%.

Loans

(in thousands)	September 30, 2014
Loan Category	Balance	Variance from Prior Year-End	Net Charge-Offs	Nonperforming	ALLL
Commercial:
Construction	$120,248	8.5%	$(25)	$5,951	$3,015
Secured by real estate	931,455	6.8	1,189	19,882	14,835
Equipment lease financing	10,055	13.7	0	0	127
Commercial other	347,035	(7.4)	1,676	6,016	4,621
Total commercial	1,408,793	3.1	2,840	31,849	22,598

Residential:
Real estate construction	62,105	10.8	121	1,020	437
Real estate mortgage	703,323	0.8	407	14,380	4,944
Home equity	88,291	4.0	90	908	621
Total residential	853,719	1.8	618	16,308	6,002

Consumer:
Consumer direct	121,367	(0.7)	547	43	1,611
Consumer indirect	300,026	4.3	1,293	358	3,879
Total consumer	421,393	2.8	1,840	401	5,490

Total loans	$2,683,905	2.6%	$5,298	$48,558	$34,090

Asset Quality

CTBI’s total nonperforming loans were $48.6 million at September 30, 2014, an 11.5% increase from the $43.6 million at December 31, 2013 and a 9.0% increase from the $44.5 million at June 30, 2014.  Nonaccrual loans increased $3.2 million for the quarter and loans 90+ days past due increased $0.8 million.  The increase in nonaccrual loans for the quarter included one hotel credit totaling $2.9 million which was previously identified as impaired.  The year over year increase of $11.8 million also includes a $7.4 million income producing commercial real estate loan relationship that was put on nonaccrual in the first quarter 2014.  The increase in loans 90+ days past due consists of an increase of $1.9 million in mortgage loans, partially offset by a decrease of $1.1 million in commercial loans.  These credits, in addition to all loans in the 90+ days past due category, are reviewed by management and are considered to be well secured and in the process of collection; therefore, these loans require no specific reserves to the allowance for loan and lease losses.  Loans 30-89 days past due at $20.9 million was an increase of $4.9 million from December 31, 2013 but a decrease of $0.6 million from June 30, 2014.  Our loan portfolio management processes focus on the immediate identification, management, and resolution of problem loans to maximize recovery and minimize loss.   Our loan risk management processes include weekly delinquent loan review meetings at the market levels and monthly delinquent loan review meetings involving senior corporate management to review all nonaccrual loans and loans 30 days or more past due.  Any activity regarding a criticized/classified loan (i.e. problem loan) must be approved by CTB’s Watch List Asset Committee (i.e. Problem Loan Committee).  CTB’s Watch List Asset Committee also meets on a quarterly basis and reviews every criticized/classified loan of $100,000 or greater.  We also have a Loan Review Department that reviews every market within CTB annually and performs extensive testing of the loan portfolio to assure the accuracy of loan grades and classifications for delinquency, troubled debt restructuring, impaired status, impairment, nonaccrual status, and adequate loan loss reserves.

Impaired loans, loans not expected to meet contractual principal and interest payments other than insignificant delays, at September 30, 2014 totaled $66.9 million, compared to $65.3 million at December 31, 2013 and $66.2 million at June 30, 2014.  Included in certain loan categories of impaired loans are troubled debt restructurings that were classified as impaired.  At September 30, 2014, CTBI had $23.6 million in commercial loans secured by real estate, $7.5 million in commercial real estate construction loans, $9.4 million in commercial other loans, and $1.9 million in real estate mortgage loans that were modified in troubled debt restructurings and impaired.  Management evaluates all impaired loans for impairment and records a direct charge-off or provides specific reserves when necessary.

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

Net loan charge-offs for the quarter ended September 30, 2014 were $2.8 million, or 0.42% of average loans annualized, compared to $1.7 million, or 0.26%, experienced for the third quarter 2013 and $0.7 million, or 0.11%, for the second quarter 2014.  Significant increases in charge-offs quarter over quarter were recognized in both the commercial loan portfolio (41 basis points) and the consumer loan portfolio (44 basis points) while there was a modest increase in the residential loan portfolio (5 basis points).  The commercial portfolio charge-offs were impacted by a $0.5 million charge-off of a commercial real estate loan and a $0.7 million charge-off of a commercial loan to a heavy duty equipment retailer.  Management believes the increase in charge-offs in the consumer portfolio is more a reflection of the unusually low level of charge-offs in the second quarter of 2014 and not an indication of a significant change in asset quality in the consumer portfolio.  Of the total net charge-offs for the quarter, $1.6 million were in commercial loans, $0.5 million were in indirect auto loans, and $0.3 million were in residential real estate mortgage loans.  Year-to-date net charge-offs declined from 0.34% of average loans to 0.27%.

We continued to experience improvement in other real estate owned.  Our level of foreclosed properties at $32.7 million at September 30, 2014 was a decrease from $39.2 million at December 31, 2013 and $33.1 million at June 30, 2014.  Sales of foreclosed properties for the quarter ended September 30, 2014 totaled $1.9 million while new foreclosed properties totaled $1.8 million.  Sales for the nine months ended September 30, 2014 totaled $10.3 million while new foreclosed properties totaled $5.3 million.  At September 30, 2014, the book value of properties under contracts to sell was $3.2 million; however, the closings had not occurred at quarter-end.

When foreclosed properties are acquired, appraisals are obtained and the properties are booked at the current market value less expected sales costs.  Additionally, periodic updated appraisals are obtained on unsold foreclosed properties.  When an updated appraisal reflects a market value below the current book value, a charge is booked to current earnings to reduce the property to its new market value less expected sales costs.   Charges to earnings in the third quarter 2014 to reflect the decrease in current market values of foreclosed properties totaled $0.2 million.  There were 18 properties reappraised during the third quarter 2014.  Of these, eight were written down by a total of $0.2 million.  Charges during the quarters ended September 30, 2013 and June 30, 2014 were $0.2 million and $0.3 million, respectively.  Our policy for determining the frequency of periodic reviews is based upon consideration of the specific properties and the known or perceived market fluctuations in a particular market and is typically between 12 and 18 months but generally not more than 24 months.  Approximately eighty-five percent of our OREO properties have been reappraised within the past 12 months.  Management anticipates that our foreclosed properties will remain elevated as we work through current market conditions.

The major classifications of foreclosed properties are shown in the following table:

(in thousands)	September 30, 2014	December 31, 2013
1-4 family	$6,728	$8,640
Agricultural/farmland	244	792
Construction/land development/other	18,768	20,278
Multifamily	1,000	1,456
Non-farm/non-residential	6,007	8,022
Total foreclosed properties	$32,747	$39,188

The appraisal aging analysis of foreclosed properties, as well as the holding period, at September 30, 2014 is shown below:

(in thousands)
Appraisal Aging Analysis		Holding Period Analysis
Days Since Last Appraisal	Current Book Value	Holding Period	Current Book Value
Up to 3 months	$4,280	Less than one year	$5,733
3 to 6 months	13,312	1 to 2 years	2,705
6 to 9 months	7,819	2 to 3 years	3,016
9 to 12 months	2,357	3 to 4 years	11,758
12 to 24 months	4,886	4 to 5 years	3,083
Over 24 months	93	Over 5 years	6,452
Total	$32,747	Total	$32,747

Dividends

The following schedule shows the quarterly cash dividends paid for the past six quarters:

Pay Date	Record Date	Amount Per Share
October 1, 2014	September 15, 2014	$0.300
July 1, 2014	June 15, 2014	$0.290
April 1, 2014	March 15, 2014	$0.291
January 1, 2014	December 15, 2013	$0.291
October 1, 2013	September 15, 2013	$0.291
July 1, 2013	June 15, 2013	$0.286

The Board of Directors of CTBI declared the payment of a quarterly cash dividend of $0.30 per share to be paid on January 1, 2015 to shareholders of record on December 15, 2014.

Liquidity and Market Risk

The objective of CTBI’s Asset/Liability management function is to maintain consistent growth in net interest income within our policy limits. This objective is accomplished through management of our consolidated balance sheet composition, liquidity, and interest rate risk exposures arising from changing economic conditions, interest rates, and customer preferences. The goal of liquidity management is to provide adequate funds to meet changes in loan and lease demand or deposit withdrawals. This is accomplished by maintaining liquid assets in the form of cash and cash equivalents and investment securities, sufficient unused borrowing capacity, and growth in core deposits. As of September 30, 2014, we had approximately $118.5 million in cash and cash equivalents and approximately $633.6 million in securities valued at estimated fair value designated as available-for-sale and available to meet liquidity needs on a continuing basis compared to $106.6 million and $609.4 million at December 31, 2013.  Additional asset-driven liquidity is provided by the remainder of the securities portfolio and the repayment of loans.  In addition to core deposit funding, we also have a variety of other short-term and long-term funding sources available.  We also rely on Federal Home Loan Bank advances for both liquidity and management of our asset/liability position.  Federal Home Loan Bank advances were $1.2 million at September 30, 2014 compared to $1.3 million at December 31, 2013.  As of September 30, 2014, we had a $382 million available borrowing position with the Federal Home Loan Bank compared to $343 million at December 31, 2013.  We generally rely upon net inflows of cash from financing activities, supplemented by net inflows of cash from operating activities, to provide cash for our investing activities.  As is typical of many financial institutions, significant financing activities include deposit gathering, use of short-term borrowing facilities such as repurchase agreements and federal funds purchased, and issuance of long-term debt.  At September 30, 2014 and December 31, 2013, we had $44 million in lines of credit with various correspondent banks available to meet any future cash needs.  Our primary investing activities include purchases of securities and loan originations.  We do not rely on any one source of liquidity and manage availability in response to changing consolidated balance sheet needs.  At September 30, 2014, federal funds sold were $7.5 million compared to $8.6 million at December 31, 2013, and deposits with the Federal Reserve were $46.2 million compared to $28.5 million at December 31, 2013.  Additionally, we project cash flows from our investment portfolio to generate additional liquidity over the next 90 days.

The investment portfolio consists of investment grade short-term issues suitable for bank investments.  The majority of the investment portfolio is in U.S. government and government sponsored agency issuances.  The average life of the portfolio is 4.15 years. At the end of September 30, 2014, available-for-sale (“AFS”) securities comprised approximately 99.7% of the total investment portfolio, and the AFS portfolio was approximately 145% of equity capital.  Eighty-four percent of the pledge eligible portfolio was pledged.

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

Capital Resources

Shareholders’ equity was $438.2 million at September 30, 2014 and $412.5 million at December 31, 2013.  CTBI’s annualized dividend yield to shareholders as of September 30, 2014 was 3.57%.  Our primary source of capital growth is the retention of earnings.  Cash dividends were $0.881 per share for the nine months ended September 30, 2014 and $0.863 per share for the nine months ended September 30, 2013.  We retained 54.1% of our earnings for the first nine months of 2014 compared to 59.5% for the first nine months of 2013.

Regulatory guidelines require bank holding companies, commercial banks, and savings banks to maintain certain minimum capital ratios and define companies as “well-capitalized” that sufficiently exceed the minimum ratios.  The banking regulators may alter minimum capital requirements as a result of revising their internal policies and their ratings of individual institutions.  To be “well-capitalized” banks and bank holding companies must maintain a Tier 1 leverage ratio of no less than 5.0%, a Tier 1 risk based ratio of no less than 6.0%, and a total risk based ratio of no less than 10.0%.  Our ratios as of September 30, 2014 were 11.97%, 16.57%, and 17.82%, respectively, all exceeding the threshold for meeting the definition of “well-capitalized.”

As of September 30, 2014, we are not aware of any other current recommendations by banking regulatory authorities which, if they were to be implemented, would have, or are reasonably likely to have, a material adverse impact on our liquidity, capital resources, or operations, except as provided for in the Dodd-Frank Act, which is discussed in the Supervision and Regulation section of Item 1. Business in our annual report on Form 10-K for the year ended December 31, 2013, and Basel III which is discussed below.

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

Since 2008, the U.S. economy has faced a severe economic crisis including a major recession from which it is slowly recovering.  Commerce and business growth across a wide range of industries and regions in the U.S. remains reduced and local governments and many businesses continue to experience financial difficulty.  While reflecting some improvement in many parts of the country and in parts of our own service area, unemployment levels in our service area remain elevated.  There can be no assurance that these conditions will continue to improve and these conditions could worsen.  Regionally, recent economic conditions in the coal industry are resulting in increased unemployment in the markets we serve where coal is a major contributor to the economy.  In addition, ongoing federal budget negotiations, the implementation of the Patient Protection and Affordable Care Act, the Federal Open Market Committee’s plan for economic easing, and the level of U.S. debt may have a destabilizing effect on financial markets.

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

Stock Repurchase Program

CTBI’s stock repurchase program currently has 288,519 shares remaining under CTBI’s current repurchase authorization.  We have not repurchased any shares of our common stock since February 2008.  As of September 30, 2014, a total of 2,211,481 shares have been repurchased through this program.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Interest rate risk management focuses on maintaining consistent growth in net interest income within Board-approved policy limits.  CTBI uses an earnings simulation model to analyze net interest income sensitivity to movements in interest rates.  Given a 200 basis point increase to the yield curve used in the simulation model, it is estimated net interest income for CTBI would increase by 1.10 percent over one year and decrease by 1.61 percent over two years.  A 25 basis point decrease in the yield curve would decrease net interest income by an estimated 0.12 percent over one year and increase by 0.28 percent over two years.  For further discussion of CTBI’s market risk, see the Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Market Risk included in the annual report on Form 10-K for the year ended December 31, 2013.

Item 4.  Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

CTBI’s management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934.  As of the end of the period covered by this report, an evaluation was carried out by CTBI’s management, with the participation of our Chief Executive Officer and the Executive Vice President, Chief Financial Officer, and Treasurer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, management concluded that disclosure controls and procedures as of September 30, 2014 were effective in ensuring material information required to be disclosed in this quarterly report on Form 10-Q was recorded, processed, summarized, and reported on a timely basis.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in CTBI’s internal control over financial reporting that occurred during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, CTBI’s internal control over financial reporting.

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

COMMUNITY TRUST BANCORP, INC.

Date: November 7, 2014	By:	/s/ Jean R. Hale
Jean R. Hale
Chairman, President, and Chief Executive Officer

/s/ Kevin J. Stumbo
Kevin J. Stumbo
Executive Vice President, Chief Financial Officer, and Treasurer