Form 10-K
period 2014-12-31
COMMUNITY TRUST BANCORP INC /KY/
filed 2015-03-13
CIK 350852

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
For the fiscal year ended December 31, 2014
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of "accelerated filer, large accelerated filer, and smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	Accelerated filer ✓	Non-accelerated filer	Smaller reporting company
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	No ✓

Based upon the closing price of the Common Shares of the Registrant on the NASDAQ-Stock Market LLC – Global Select Market, the aggregate market value of voting stock held by non-affiliates of the Registrant as of June 30, 2014 was $567.0 million.  For the purpose of the foregoing calculation only, all directors and executive officers of the Registrant have been deemed affiliates.  The number of shares outstanding of the Registrant's Common Stock as of February 27, 2015 was 17,479,236.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference into the Form 10-K part indicated:

Document	Form 10-K
(1) Proxy statement for the annual meeting of shareholders to be held April 28, 2015	Part III

CAUTIONARY STATEMENT
REGARDING FORWARD LOOKING STATEMENTS

Certain of the statements contained herein that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. Community Trust Bancorp, Inc.'s ("CTBI") actual results may differ materially from those included in the forward-looking statements. Forward-looking statements are typically identified by words or phrases such as "believe," "expect," "anticipate," "intend," "estimate," "may increase," "may fluctuate," and similar expressions or future or conditional verbs such as "will," "should," "would," and "could." These forward-looking statements involve risks and uncertainties including, but not limited to, economic conditions, portfolio growth, the credit performance of the portfolios, including bankruptcies, and seasonal factors; changes in general economic conditions including the performance of financial markets, prevailing inflation and interest rates, realized gains from sales of investments, gains from asset sales, and losses on commercial lending activities; results of various investment activities; the effects of competitors' pricing policies, changes in laws and regulations, competition, and demographic changes on target market populations' savings and financial planning needs; industry changes in information technology systems on which we are highly dependent; failure of acquisitions to produce revenue enhancements or cost savings at levels or within the time frames originally anticipated or unforeseen integration difficulties; and the resolution of legal  proceedings and related matters.  In addition, the banking industry in general is subject to various monetary and fiscal policies and regulations, which include, but are not limited to, those determined by the Federal Reserve Board, the Federal Deposit Insurance Corporation, and state regulators, whose policies and regulations could affect CTBI's results.  These statements are representative only on the date hereof, and CTBI undertakes no obligation to update any forward-looking statements made.

PART I

Item 1.  Business

Community Trust Bancorp, Inc. ("CTBI") is a bank holding company registered with the Board of Governors of the Federal Reserve System pursuant to Section 5(a) of the Bank Holding Company Act of 1956, as amended.  CTBI was incorporated August 12, 1980, under the laws of the Commonwealth of Kentucky for the purpose of becoming a bank holding company.  Currently, CTBI owns all the capital stock of one commercial bank and one trust company, serving small and mid-sized communities in eastern, northeastern, central, and south central Kentucky, southern West Virginia, and northeastern Tennessee.  The commercial bank is Community Trust Bank, Inc., Pikeville, Kentucky ("CTB") and the trust company is Community Trust and Investment Company, Lexington, Kentucky.

At December 31, 2014, CTBI had total consolidated assets of $3.7 billion and total consolidated deposits, including repurchase agreements, of $3.1 billion.  Total shareholders' equity at December 31, 2014 was $447.9 million.  Trust assets under management at December 31, 2014 were $1.3 billion.

Through its subsidiaries, CTBI engages in a wide range of commercial and personal banking and trust and wealth management activities, which include accepting time and demand deposits; making secured and unsecured loans to corporations, individuals and others; providing cash management services to corporate and individual customers; issuing letters of credit; renting safe deposit boxes; and providing funds transfer services.  The lending activities of CTB include making commercial, construction, mortgage, and personal loans.  Lease-financing, lines of credit, revolving lines of credit, term loans, and other specialized loans, including asset-based financing, are also available.  Our corporate subsidiaries act as trustees of personal trusts, as executors of estates, as trustees for employee benefit trusts, as registrars, transfer agents, and paying agents for bond and stock issues, as investment agent, as depositories for securities, and as providers of full service brokerage and insurance services.

COMPETITION

CTBI's subsidiaries face substantial competition for deposit, credit, trust, wealth management, and brokerage relationships in the communities we serve.  Competing providers include state banks, national banks, thrifts, trust companies, insurance companies, mortgage banking operations, credit unions, finance companies, brokerage companies, and other financial and non-financial companies which may offer products functionally equivalent to those offered by our subsidiaries.  As financial services become increasingly dependent on technology, permitting transactions to be conducted by telephone, mobile banking, and the internet, non-bank institutions are able to attract funds and provide lending and other financial services without offices located in our market areas.  Many of our nonbank competitors have fewer regulatory constraints, broader geographic service areas, greater capital and, in some cases, lower cost structures.  In addition, competition for quality customers has intensified as a result of changes in regulation, consolidation among financial service providers, and advances in technology and product delivery systems.  Many of these providers offer services within and outside the market areas served by our subsidiaries.  We strive to offer competitively priced products along with quality customer service to build customer relationships in the communities we serve.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act ("Dodd-Frank Act") may impact our competitive environment.  Competition for deposits may be increasing as a consequence of FDIC assessments shifting from deposits to an asset based formula, as larger banks may move away from non-deposit funding sources.  Moreover, the Dodd-Frank Act's interstate branching provisions permit banks to establish de novo branches at a location where a bank based in that state could establish a branch.

No material portion of our business is seasonal.  We are not dependent upon any one customer or a few customers, and the loss of any one or a few customers would not have a material adverse effect on us.  See note 18 to the consolidated financial statements for additional information regarding concentrations of credit.

We do not engage in any operations in foreign countries.

EMPLOYEES

As of December 31, 2014, CTBI and subsidiaries had 1,012 full-time equivalent employees.  Our employees are provided with a variety of employee benefits.  A retirement plan, an employee stock ownership plan, group life insurance, major medical insurance, a cafeteria plan, and management and employee incentive compensation plans are available to all eligible personnel.

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

Community Trust Bank, Inc. is a state-chartered bank subject to state and federal banking laws and regulations and periodic examination by the Kentucky Department of Financial Institutions and the restrictions, including dividend restrictions, thereunder.  CTB is also a member of the Federal Reserve System and is subject to certain restrictions imposed by and to examination and supervision under the Federal Reserve Act.  Community Trust and Investment Company is also regulated by the Kentucky Department of Financial Institutions and the Federal Reserve.

Deposits of CTB are insured by the Federal Deposit Insurance Corporation (FDIC), which subjects banks to regulation and examination under the provisions of the Federal Deposit Insurance Act.

The operations of CTBI and our subsidiaries are also affected by other banking legislation and policies and practices of various regulatory authorities.  Such legislation and policies include statutory maximum rates on some loans, reserve requirements, domestic monetary and fiscal policy, and limitations on the kinds of services that may be offered.

CTBI's annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports are available free of charge on our website at www.ctbi.com as soon as reasonably practicable after such materials are electronically filed with or furnished to the Securities and Exchange Commission.  CTBI's Code of Business Conduct and Ethics and other corporate governance documents are also available on our website.  Copies of our annual report will be made available free of charge upon written request to:

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

•
Required capital regulations which call for higher levels of capital.  The same leverage and risk based capital requirements that apply to depository institutions now apply to holding companies.  New issuances of trust preferred securities are no longer eligible to qualify as Tier 1 capital.  However, CTBI's currently outstanding trust preferred securities are grandfathered and are still considered in Tier 1 capital under the regulations. Under Dodd-Frank, and previously under Federal Reserve policy, we are required to act as a source of financial strength for our bank subsidiary and to commit sufficient resources to support it.

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

•
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

•
Required publicly traded companies to give stockholders a non-binding vote on executive compensation and so-called "golden parachute" payments in mergers and acquisitions.  At the direction of this legislation, federal banking regulators have issued rules prohibiting incentive compensation that encourages inappropriate risks.

•
Imposed restrictions related to mortgage lending, such as minimum underwriting standards, requiring certain loan provision qualifications, limitations on mortgage terms, and additional disclosures to mortgage borrowers and prohibiting certain yield-spread compensation to mortgage originators.  New rules under this requirement went into effect on January 17, 2014.

•
Permitted banks to establish de novo interstate branches at a location where a bank based in that state could establish a branch, and requires banks and bank holding companies to be well-capitalized and well-managed in order to acquire banks outside their home state.

With the appointment of a director for the Consumer Financial Protection Bureau ("CFPB") in January 2012, the CFPB began to exercise its full authority under the Dodd-Frank Act.  For example, the CFPB completed its first public enforcement actions regarding unfair, deceptive, or abusive practices in connection with marketing, sales, and operations of certain add-on products offered in connection with credit cards.  Furthermore, in 2012 the CFPB issued its first major regulation, which covers remittance transfers (international wire transfers) by consumers.

In January 2013, the CFPB finalized a number of significant rules which will impact nearly every aspect of the lifecycle of a residential mortgage.  These rules implement the Dodd-Frank Act amendments to the Equal Credit Opportunity Act, the Truth in Lending Act, and the Real Estate Settlement Procedures Act.  The final rules require banks to, among other things: (i) develop and implement procedures to ensure compliance with a new "reasonable ability to repay" test and identify whether a loan meets a new definition for a "qualified mortgage;" (ii) implement new or revised disclosures, policies, and procedures for servicing mortgages including, but not limited to, early intervention with delinquent borrowers and specific loss mitigation procedures for loans secured by a borrower's principal residence; (iii) comply with additional restrictions on mortgage loan originator compensation; and (iv) comply with new disclosure requirements and standards for appraisals and escrow accounts maintained for "higher priced mortgage loans."  These new rules which were effective in June 2013 and January 2014 create operational and strategic challenges.  A rule integrating disclosures required by the Truth in Lending Act and the Real Estate Settlement and Procedures Act will be effective August 2015.  Achieving full compliance in the relatively short timeframe provided for certain of the new rules has resulted in increased regulatory and compliance costs.  We continue to analyze the impact that such rules may have on our business.

Basel III

On July 2, 2013, the Federal Reserve approved final rules that substantially amend the regulatory risk-based capital rules applicable to CTBI and CTB.  The FDIC has subsequently approved these rules.  The final rules were adopted following the issuance of proposed rules by the Federal Reserve in June 2012, and the "Basel III" regulatory capital reforms and changes required by the Dodd-Frank Act were implemented.  "Basel III" refers to two consultative documents released by the Basel Committee on Banking Supervision in December 2009, the rules text released in December 2010, and loss absorbency rules issued in January 2011, which include significant changes to bank capital, leverage, and liquidity requirements.

The rules include new risk-based capital and leverage ratios, which will be phased in from 2015 to 2019, and refine the definition of what constitutes "capital" for purposes of calculating those ratios. The new minimum capital level requirements applicable to CTBI and CTB under the final rules are: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 capital ratio of 6% (increased from 4%); (iii) a total capital ratio of 8% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 4% for all institutions.  The final rules also establish a "capital conservation buffer" above the new regulatory minimum capital requirements, which must consist entirely of common equity Tier 1 capital. The capital conservation buffer will be phased-in over four years beginning on January 1, 2016, as follows: the maximum buffer will be 0.625% of risk-weighted assets for 2016, 1.25% for 2017, 1.875% for 2018, and 2.5% for 2019 and thereafter.  This will result in the following minimum ratios beginning in 2019: (i) a common equity Tier 1 capital ratio of 7.0%, (ii) a Tier 1 capital ratio of 8.5%, and (iii) a total capital ratio of 10.5%.  Under the final rules, institutions are subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount.  These limitations establish a maximum percentage of eligible retained income that could be utilized for such actions.

Basel III provided discretion for regulators to impose an additional buffer, the "countercyclical buffer," of up to 2.5% of common equity Tier 1 capital to take into account the macro-financial environment and periods of excessive credit growth.  However, the final rules permit the countercyclical buffer to be applied only to "advanced approach banks" (i.e. , banks with $250 billion or more in total assets or $10 billion or more in total foreign exposures), which currently excludes CTBI and CTB.  The final rules also implement revisions and clarifications consistent with Basel III regarding the various components of Tier 1 capital, including common equity, unrealized gains and losses, as well as certain instruments that will no longer qualify as Tier 1 capital, some of which will be phased out over time.  However, the final rules provide that small depository institution holding companies with less than $15 billion in total assets as of December 31, 2009 (which includes CTBI) will be able to permanently include non-qualifying instruments that were issued and included in Tier 1 or Tier 2 capital prior to May 19, 2010 in additional Tier 1 or Tier 2 capital until they redeem such instruments or until the instruments mature.

The final rules also contain revisions to the prompt corrective action framework, which is designed to place restrictions on insured depository institutions, including CTB, if their capital levels begin to show signs of weakness.  These revisions took effect January 1, 2015.  Under the prompt corrective action requirements, which were designed to complement the capital conservation buffer, insured depository institutions are required to meet the following increased capital level requirements in order to qualify as "well capitalized:" (i) a new common equity Tier 1 capital ratio of 6.5%; (ii) a Tier 1 capital ratio of 8% (increased from 6%); (iii) a total capital ratio of 10% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 5% (increased from 4%).

The final rules set forth certain changes for the calculation of risk-weighted assets, which we were required to begin utilizing January 1, 2015.  The standardized approach final rule utilizes an increased number of credit risk exposure categories and risk weights, and also addresses: (i) an alternative standard of creditworthiness consistent with Section 939A of the Dodd-Frank Act; (ii) revisions to recognition of credit risk mitigation; (iii) rules for risk weighting of equity exposures and past due loans; (iv) revised capital treatment for derivatives and repo-style transactions; and (v) disclosure requirements for top-tier banking organizations with $50 billion or more in total assets that are not subject to the "advance approach rules" that apply to banks with greater than $250 billion in consolidated assets.  Based on our current capital composition and levels, we anticipate that our capital ratios, on a Basel III basis, will continue to exceed the well-capitalized minimum capital requirements.

Item 1A. Risk Factors

An investment in our common stock is subject to risks inherent to our business.  The material risks and uncertainties that management believes affect us are described below.  Before making an investment decision, you should carefully consider the risks and uncertainties described below, together with all of the other information included or incorporated by reference herein.  The risks and uncertainties described below are not the only ones facing us.  Additional risks and uncertainties that management is not aware of or focused on or that management currently deems immaterial may also impair our business operations.  This report is qualified in its entirety by these risk factors.  See also, "Cautionary Statement Regarding Forward-Looking Statements."  If any of the following risks actually occur, our financial condition and results of operations could be materially and adversely affected.  If this were to happen, the value of our common stock could decline significantly, and you could lose all or part of your investment.

Economic Risk
CTBI may continue to be adversely affected by economic and market conditions.

Since 2008 the U.S. economy has faced a severe economic crisis including a major recession from which it is slowly recovering.  Commerce and business growth across a wide range of industries and regions in the U.S. remains reduced and local governments and many businesses continue to experience financial difficulty.  Federal budget negotiations, the implementation of the Patient Protection and Affordable Care Act, and the level of U.S. debt may have a negative effect on the economy.

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

Our loan portfolio is concentrated primarily in eastern, northeastern, central, and south central Kentucky, southern West Virginia, and northeastern Tennessee.  Our profits depend on providing products and services to clients in these local regions.  Recent economic conditions in the coal industry could result in increased unemployment in the markets we serve where coal is a major contributor to the economy.  Increases in unemployment, decreases in real estate values, or increases in interest rates could weaken the local economies in which we operate.  These economic indicators typically affect certain industries, such as real estate and financial services, more significantly.  High levels of unemployment and depressed real estate asset values in the markets we serve would likely prolong the economic recovery period in our market area.  Weakness in our market area could depress our earnings and consequently our financial condition because:
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

Liquidity Risk
CTBI is subject to liquidity risk.

CTBI requires liquidity to meet its deposit and debt obligations as they come due and to fund loan demands.  CTBI's access to funding sources in amounts adequate to finance its activities or on terms that are acceptable to it could be impaired by factors that affect it specifically or the financial services industry or economy in general.  Factors that could reduce its access to liquidity sources include a downturn in the market, difficult credit markets, or adverse regulatory actions against CTBI.  CTBI's access to deposits may also be affected by the liquidity needs of its depositors.  In particular, a substantial majority of CTBI's liabilities are demand, savings, interest checking, and money market deposits, which are payable on demand or upon several days' notice, while by comparison, a substantial portion of its assets are loans, which cannot be called or sold in the same time frame.  To the extent that consumer confidence in other investment vehicles, such as the stock market, increases, customers may move funds from bank deposits and products into such other investment vehicles.  Although CTBI historically has been able to replace maturing deposits and advances as necessary, it might not be able to replace such funds in the future, especially if a large number of its depositors sought to withdraw their accounts, regardless of the reason.  A failure to maintain adequate liquidity could have a material adverse effect on our financial condition and results of operations.

Banking Reform
Our business may be adversely affected by "banking reform" legislation.

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

On July 2, 2013, the Federal Reserve approved final rules that substantially amend the regulatory risk-based capital rules applicable to CTBI and CTB.  The FDIC subsequently approved these rules.  The rules include new risk-based capital and leverage ratios, which will be phased in from 2015 to 2019, and refine the definition of what constitutes "capital" for purposes of calculating those ratios.  Under the final rules, institutions are subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount.  These limitations establish a maximum percentage of eligible retained income that could be utilized for such actions.  The final rules also contain revisions to the prompt corrective action framework, which is designed to place restrictions on insured depository institutions, including CTB, if their capital levels begin to show signs of weakness.  These revisions took effect January 1, 2015.

The final rules set forth certain changes for the calculation of risk-weighted assets, which we were required to utilize beginning January 1, 2015.  The standardized approach final rule utilizes an increased number of credit risk exposure categories and risk weights, and also addresses: (i) an alternative standard of creditworthiness consistent with Section 939A of the Dodd-Frank Act; (ii) revisions to recognition of credit risk mitigation; (iii) rules for risk weighting of equity exposures and past due loans; (iv) revised capital treatment for derivatives and repo-style transactions; and (v) disclosure requirements for top-tier banking organizations with $50 billion or more in total assets that are not subject to the "advance approach rules" that apply to banks with greater than $250 billion in consolidated assets.  Based on our current capital composition and levels, we anticipate that our capital ratios, on a Basel III basis, will continue to exceed the well-capitalized minimum capital requirements.

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

Federal banking regulators are increasing regulatory scrutiny, and additional limitations (including those contained in the Dodd-Frank Act) on financial institutions have been proposed or adopted by regulators and by Congress.  Moreover, banking regulatory agencies have increasingly over the last few years used authority under Section 5 of the Federal Trade Commission Act to take supervisory or enforcement action with respect to alleged unfair or deceptive acts or practices by banks to address practices that may not necessarily fall within the scope of a specific banking or consumer finance law.  The banking industry is highly regulated and changes in federal and state banking regulations as well as policies and administration guidelines may affect our practices, growth prospects, and earnings.  In particular, there is no assurance that governmental actions designed to stabilize the economy and banking system will not adversely affect the financial position or results of operations of CTBI.

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

In particular, consumer products and services are subject to increasing regulatory oversight and scrutiny with respect to compliance with consumer laws and regulations.  We may face a greater number or wider scope of investigations, enforcement actions, and litigation in the future related to consumer practices.  In addition, any required changes to our business operations resulting from these developments could result in a significant loss of revenue, require remuneration to customers, trigger fines or penalties, limit the products or services we offer, require us to increase certain prices and therefore reduce demand for our products, impose additional compliance costs on us, cause harm to our reputation, or otherwise adversely affect our consumer business.

Credit Risk
Our earnings and reputation may be adversely affected if we fail to effectively manage our credit risk.

Originating and underwriting loans are integral to the success of our business.  This business requires us to take "credit risk," which is the risk of losing principal and interest income because borrowers fail to repay loans.  Collateral values and the ability of borrowers to repay their loans may be affected at any time by factors such as:
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

We originate commercial real estate loans, construction and development loans, consumer loans, and residential mortgage loans, primarily within our market area.  Commercial real estate, commercial, and construction and development loans tend to involve larger loan balances to a single borrower or groups of related borrowers and are most susceptible to a risk of loss during a downturn in the business cycle.  These loans also have historically had a greater credit risk than other loans for the following reasons:

•
Commercial Real Estate Loans.  Repayment is dependent on income being generated in amounts sufficient to cover operating expenses and debt service.  As of December 31, 2014, commercial real estate loans, including multi-family loans, comprised approximately 39% of our total loan portfolio.

•
Other Commercial Loans.  Repayment is generally dependent upon the successful operation of the borrower's business.  In addition, the collateral securing the loans may depreciate over time, be difficult to appraise, be illiquid, or fluctuate in value based on the success of the business.  As of December 31, 2014, other commercial loans comprised approximately 13% of our total loan portfolio.

•
Construction and Development Loans.  The risk of loss is largely dependent on our initial estimate of whether the property's value at completion equals or exceeds the cost of property construction and the availability of take-out financing.  During the construction phase, a number of factors can result in delays or cost overruns.  If our estimate is inaccurate or if actual construction costs exceed estimates, the value of the property securing our loan may be insufficient to ensure full repayment when completed through a permanent loan, sale of the property, or by seizure of collateral.  As of December 31, 2014, construction and development loans comprised approximately 7% of our total loan portfolio.

Consumer loans may carry a higher degree of repayment risk than residential mortgage loans, particularly when the consumer loan is unsecured.  Repayment of a consumer loan typically depends on the borrower's financial stability, and it is more likely to be affected adversely by job loss, illness, or personal bankruptcy.  Economic conditions in the coal industry could result in increases in unemployment in many of our market areas, which is likely to impact the repayment risk associated with our consumer loans.  In addition, federal and state bankruptcy, insolvency, and other laws may limit the amount we can recover when a consumer client defaults.  As of December 31, 2014, consumer loans comprised approximately 16% of our total loan portfolio.

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

As of December 31, 2014, approximately 71% of our loan portfolio is secured by real estate, 39% of which is commercial real estate.  High levels of commercial and consumer delinquencies or declines in real estate market values could require increased net charge-offs and increases in the allowance for loan and lease losses, which could have a material adverse effect on our business, financial condition, and results of operations and prospects.

While we have seen a decline in our level of other real estate owned, it still remains above our historical norm, primarily as a result of foreclosures.  To the extent that we continue to hold a higher level of real estate owned, related real estate expense would likely increase.

During the recent economic downturn, we experienced an increase in nonperforming real estate loans.  As a result, we have experienced, and we continue to experience, an increased level of foreclosed properties.  Foreclosed real estate expense consists of maintenance costs, taxes, valuation adjustments to appraisal values, and gains or losses on disposition.  The amount that we may realize after a default is dependent upon factors outside of our control, including but not limited to: (i) general and local economic conditions; (ii) neighborhood values; (iii) interest rates; (iv) real estate tax rates; (v) operating expenses of the properties; (vi) environmental remediation liabilities; (vii) ability to obtain and maintain occupancy of the properties; (viii) zoning laws; (ix) governmental rules, regulations, and fiscal policies; (x) potential vandalism; and (xi) acts of God.  Expenditures associated with the ownership of real estate, such as real estate taxes, insurance, and maintenance costs, may adversely affect income from the real estate.  The cost of operating real property may exceed the income earned from the property, and we may need to advance funds in order to protect our investment in the property, or we may be required to dispose of the property at a loss.  If our levels of other real estate owned increase or are sustained and local real estate values decline, our foreclosed real estate expense will increase, which would adversely impact our results of operations.

Environmental Liability Risk
We are subject to environmental liability risk associated with lending activity.

A significant portion of our loan portfolio is secured by real property.  During the ordinary course of business, we may foreclose on and take title to properties securing loans.  In doing so, there is a risk that hazardous or toxic substances could be found on these properties.  If hazardous or toxic substances are found, we may be liable for remediation costs, as well as for personal injury and property damage.  Environmental laws may require us to incur substantial expenses and may materially reduce the affected property's value or limit our ability to use or sell the affected property.  In addition, future laws or more stringent interpretations or enforcement policies with respect to existing laws may increase our exposure to environmental liability.  Although we have policies and procedures to perform an environmental review before initiating any foreclosure action on real property, these reviews may not be sufficient to detect all potential environmental hazards.  The remediation costs and any other financial liabilities associated with an environmental hazard could have a material adverse effect on our financial condition and results of operations.

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

If the banking regulators or a commenter on our regulatory application raise concerns about any of these criteria at the time a regulatory application is filed, the banking regulators may deny, delay, or condition their approval of a proposed transaction.  As more fully described under "Results of Operations and Financial Condition" in Item 7, the resolution of a Federal Reserve investigation in 2014 has resulted in impediments to CTBI's merger and acquisition activity for an unspecified period of time.

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

Integration Risk
We may not be able to achieve the expected integration and cost savings from our bank acquisition activities.

We have a long history of acquiring financial institutions and, subject to regulatory approval, we expect this acquisition activity to continue in the future.  Difficulties may arise in the integration of the business and operations of the financial institutions that agree to merge with and into CTBI and, as a result, we may not be able to achieve the cost savings and synergies that we expect will result from the merger activities.  Achieving cost savings is dependent on consolidating certain operational and functional areas, eliminating duplicative positions and terminating certain agreements for outside services.  Additional operational savings are dependent upon the integration of the banking businesses of the acquired financial institution with that of CTBI, including the conversion of the acquired entity's core operating systems, data systems and products to those of CTBI and the standardization of business practices.  Complications or difficulties in the conversion of the core operating systems, data systems, and products of these other banks to those of CTBI may result in the loss of clients, damage to our reputation within the financial services industry, operational problems, one-time costs currently not anticipated by us, and/or reduced cost savings resulting from the merger activities.

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

Third party vendors provide key components of our business infrastructure, such as processing, internet connections, and network access.  While CTBI has selected these third party vendors carefully through its vendor management process, it does not control their actions and generally is not able to obtain sastisfactory indemnification provisions in its third party vendor written contracts.  Any problems caused by third parties or arising from their services, such as disruption in service, negligence in the performance of services or a breach of customer data security with regard to the third parties' systems, could adversely affect our ability to deliver services, negatively impact our business reputation, cause a loss of customers, or result in increased expenses, regulatory fines and sanctions, or litigation.

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

Cyber Risk
A breach in the security of our systems could disrupt our business, result in the disclosure of confidential information, damage our reputation, and create significant financial and legal exposure for us.

Our businesses are dependent on our ability and the ability of our third party service providers to process, record, and monitor a large number of transactions.  If the financial, accounting, data processing, or other operating systems and facilities fail to operate properly, become disabled, experience security breaches, or have other significant shortcomings, our results of operations could be materially adversely affected.

Although we and our third party service providers devote significant resources to maintain and upgrade our systems and processes that are designed to protect the security of computer systems, software, networks, and other technology assets and the confidentiality, integrity, and availability of information belonging to us and our customers, there is no assurance that our security systems and those of our third party service providers will provide absolute security.  Financial services institutions and companies engaged in data processing have reported breaches in the security of their websites or other systems, some of which have involved sophisticated and targeted attacks intended to obtain unauthorized access to confidential information, destroy data, disable or degrade service, or sabotage systems, often through the introduction of computer viruses or malware, cyber-attacks, and other means.  Despite our efforts and those of our third party service providers to ensure the integrity of these systems, it is possible that we or our third party service providers may not be able to anticipate or to implement effective preventive measures against all security breaches of these types, especially because techniques used change frequently or are not recognized until launched, and because security attacks can originate from a wide variety of sources.

A successful breach of the security of our systems or those of our third party service providers could cause serious negative consequences to us, including significant disruption of our operations, misappropriation of our confidential information or the confidential information of our customers, or damage to our computers or operating systems, and could result in violations of applicable privacy and other laws, financial loss to us or to our customers, loss in confidence in our security measures, customer dissatisfaction, litigation exposure, and harm to our reputation, all of which could have a material adverse effect on us.

We could incur increased costs or reductions in revenue or suffer reputational damage in the event of misuse of information.

Our operations rely on the secure processing, transmission and storage of confidential information in our computer systems and networks regarding our customers and their accounts.  To provide these products and services, we use information systems and infrastructure that we and third party service providers operate.  As a financial institution, we also are subject to and examined for compliance with an array of data protection laws, regulations, and guidance, as well as to our own internal privacy and information security policies and programs.

Information security risks for financial institutions like us have generally increased in recent years in part because of the proliferation of new technologies, the use of the Internet and telecommunications technologies to conduct financial transactions, and the increased sophistication and activities of organized crime, hackers, and other external parties.  Our technologies and systems may become the target of cyber-attacks or other attacks that could result in the misuse or destruction of our or our customers' confidential, proprietary, or other information or that could result in disruptions to the business operations of us or our customers or other third parties.  Also, our customers, in order to access some of our products and services, may use personal computers, smart mobile phones, tablet PCs, and other devices that are beyond our controls and security systems.  Further, a breach or attack affecting one of our third-party service providers or partners could impact us through no fault of our own.  In addition, because the methods and techniques employed by perpetrators of fraud and others to attack systems and applications change frequently and often are not fully recognized or understood until after they have been launched, we and our third-party service providers and partners may be unable to anticipate certain attack methods in order to implement effective preventative measures.

While we have policies and procedures designed to prevent or limit the effect of the possible security breach of our information systems, if unauthorized persons were somehow to get access to confidential or proprietary information in our possession or to our proprietary information, it could result in significant legal and financial exposure, damage to our reputation, or a loss of confidence in the security of our systems that could materially adversely affect our business.

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

Consolidated Average Balance Sheets and Taxable Equivalent Income/Expense and Yields/Rates

	2014			2013			2012
(in thousands)	Average Balances	Interest	Average Rate	Average Balances	Interest	Average Rate	Average Balances	Interest	Average Rate
Earning assets:
Loans (1)(2)(3)	$2,642,231	$128,929	4.88%	$2,579,805	$132,087	5.12%	$2,549,459	$138,172	5.42%
Loans held for sale	943	74	7.85	3,894	223	5.73	1,434	198	13.81
Securities:
U.S. Treasury and agencies	474,062	9,302	1.96	487,650	9,910	2.03	480,562	10,292	2.14
Tax exempt state and political subdivisions (3)	95,460	3,963	4.15	80,694	3,460	4.29	69,773	3,191	4.57
Other securities	66,793	2,012	3.01	90,178	2,515	2.79	54,664	1,717	3.14
Federal Reserve Bank and Federal Home Loan Bank stock	23,978	1,136	4.74	30,559	1,367	4.47	30,557	1,433	4.69
Federal funds sold	4,007	15	0.37	3,207	11	0.34	3,372	11	0.33
Interest bearing deposits	103,823	248	0.24	97,492	228	0.23	155,233	379	0.24
Other investments	9,307	87	0.93	8,886	87	0.98	10,229	91	0.89
Investment in unconsolidated subsidiaries	1,846	34	1.84	1,846	35	1.90	1,851	72	3.89
Total earning assets	3,422,450	$145,800	4.26%	3,384,211	$149,923	4.43%	3,357,134	$155,556	4.63%
Allowance for loan and lease losses	(34,544)			(34,159)			(33,781)
	3,387,906			3,350,052			3,323,353
Nonearning assets:
Cash and due from banks	55,658			55,405			62,807
Premises and equipment, net	50,923			52,825			54,962
Other assets	185,044			193,259			200,538
Total assets	$3,679,531			$3,651,541			$3,641,660

Interest bearing liabilities:
Deposits:
Savings and demand deposits	$956,389	$2,141	0.22%	$911,473	$2,281	0.25%	$878,825	$2,894	0.33%
Time deposits	1,291,896	7,657	0.59	1,384,500	9,032	0.65	1,445,018	15,017	1.04
Repurchase agreements and federal funds purchased	233,431	841	0.36	221,266	940	0.42	222,872	1,240	0.56
Advances from Federal Home Loan Bank	4,210	27	0.64	1,921	26	1.35	2,439	34	1.39
Long-term debt	61,341	1,131	1.84	61,341	1,161	1.89	61,341	2,403	3.92
Total interest bearing liabilities	2,547,267	$11,797	0.46%	2,580,501	$13,440	0.52%	2,610,495	$21,588	0.83%

Noninterest bearing liabilities:
Demand deposits	660,833			624,646			604,736
Other liabilities	36,141			37,612			37,052
Total liabilities	3,244,241			3,242,759			3,252,283

Shareholders' equity	435,290			408,782			389,377
Total liabilities and shareholders' equity	$3,679,531			$3,651,541			$3,641,660

Net interest income, tax equivalent		$134,003			$136,483			$133,968
Less tax equivalent interest income		1,933			1,796			1,834
Net interest income		$132,070			$134,687			$132,134
Net interest spread			3.80%			3.91%			3.80%
Benefit of interest free funding			0.12			0.12			0.19
Net interest margin			3.92%			4.03%			3.99%

(1) Interest includes fees on loans of $1,848, $1,848, and $1,954 in 2014, 2013, and 2012, respectively.
(2) Loan balances include deferred loan origination costs and principal balances on nonaccrual loans.
(3) Tax exempt income on securities and loans is reported on a fully taxable equivalent basis using a 35% rate.

Net Interest Differential

The following table illustrates the approximate effect of volume and rate changes on net interest differentials between 2014 and 2013 and also between 2013 and 2012.

	Total Change	Change Due to		Total Change	Change Due to
(in thousands)	2014/2013	Volume	Rate	2013/2012	Volume	Rate
Interest income:
Loans	$(3,158)	$3,145	$(6,303)	$(6,085)	$1,629	$(7,714)
Loans held for sale	(149)	(127)	(22)	25	191	(166)
U.S. Treasury and agencies	(608)	(280)	(328)	(382)	150	(532)
Tax exempt state and political subdivisions	503	616	(113)	269	477	(208)
Other securities	(503)	(612)	109	798	1,009	(211)
Federal Reserve Bank and Federal Home Loan Bank stock	(231)	(281)	50	(66)	0	(66)
Federal funds sold	4	3	1	0	(1)	1
Interest bearing deposits	20	15	5	(151)	(146)	(5)
Other investments	0	4	(4)	(4)	(11)	7
Investment in unconsolidated subsidiaries	(1)	0	(1)	(37)	0	(37)
Total interest income	(4,123)	2,483	(6,606)	(5,633)	3,298	(8,931)

Interest expense:
Savings and demand deposits	(140)	109	(249)	(613)	104	(717)
Time deposits	(1,375)	(627)	(748)	(5,985)	(653)	(5,332)
Repurchase agreements and federal funds purchased	(99)	50	(149)	(300)	(9)	(291)
Advances from Federal Home Loan Bank	1	20	(19)	(8)	(7)	(1)
Long-term debt	(30)	0	(30)	(1,242)	0	(1,242)
Total interest expense	(1,643)	(448)	(1,195)	(8,148)	(565)	(7,583)

Net interest income	$(2,480)	$2,931	$(5,411)	$2,515	$3,863	$(1,348)

For purposes of the above table, changes which are due to both rate and volume are allocated based on a percentage basis, using the absolute values of rate and volume variance as a basis for percentages.  Income is stated at a fully taxable equivalent basis, assuming a 35% tax rate.

Investment Portfolio

The maturity distribution and weighted average interest rates of securities at December 31, 2014 are as follows:

Available-for-sale

	Estimated Maturity at December 31, 2014
	Within 1 Year		1-5 Years		5-10 Years		After 10 Years		Total Fair Value		Amortized Cost
(in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount
U.S. Treasury, government agencies, and government sponsored agency mortgage-backed securities	$7,030	0.70%	$128,052	1.35%	$146,540	1.70%	$196,217	2.37%	$477,839	1.87%	$479,444
State and political subdivisions	2,164	4.12	24,043	3.37	83,358	3.88	27,893	4.49	137,458	3.92	133,951
Other securities	0	0.00	0	0.00	0	0.00	24,889	2.15	24,889	2.15	25,000
Total	$9,194	1.50%	$152,095	1.67%	$229,898	2.49%	$248,999	2.59%	$640,186	2.32%	$638,395

Held-to-maturity

	Estimated Maturity at December 31, 2014
	Within 1 Year		1-5 Years		5-10 Years		After 10 Years		Total Amortized Cost		Fair Value
(in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount
U.S. Treasury, government agencies, and government sponsored agency mortgage-backed securities	$0	0.00%	$0	0.00%	$480	2.48%	$0	0.00%	$480	2.48%	$461
State and political subdivisions	0	0.00	0	0.00	1,182	4.30	0	0.00	1,182	4.30	1,183
Total	$0	0.00%	$0	0.00%	$1,662	3.78%	$0	0.00%	$1,662	3.78%	$1,644

Total Securities

	Estimated Maturity at December 31, 2014
	Within 1 Year		1-5 Years		5-10 Years		After 10 Years		Total Book Value		Fair Value
(in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount
Total	$9,194	1.50%	$152,095	1.67%	$231,560	2.50%	$248,999	2.59%	$641,848	2.32%	$641,830

The calculations of the weighted average interest rates for each maturity category are based upon yield weighted by the respective costs of the securities.  The weighted average rates on state and political subdivisions are computed on a taxable equivalent basis using a 35% tax rate.

Excluding those holdings of the investment portfolio in U.S. Treasury securities, government agencies, and government sponsored agency mortgage-backed securities, there were no securities of any one issuer that exceeded 10% of our shareholders' equity at December 31, 2014.

The book values of securities available-for-sale and securities held-to-maturity as of December 31, 2014 and 2013 are presented in note 3 to the consolidated financial statements.

The book value of securities at December 31, 2012 is presented below:

(in thousands)	Available-for-Sale	Held-to- Maturity
U.S. Treasury and government agencies	$60,625	$480
State and political subdivisions	107,987	1,182
U.S. government sponsored agency mortgage-backed securities	370,246	0
Total debt securities	538,858	1,662
Marketable equity securities	45,000	0
Total securities	$583,858	$1,662

Loan Portfolio

(in thousands)	2014	2013	2012	2011	2010
Commercial:
Construction	$121,942	$110,779	$119,447	$120,577	$135,091
Secured by real estate	948,626	872,542	807,213	798,887	807,049
Equipment lease financing	10,344	8,840	9,246	9,706	14,151
Commercial other	352,048	374,881	376,348	374,597	388,746
Total commercial	1,432,960	1,367,042	1,312,254	1,303,767	1,345,037

Residential:
Real estate construction	62,412	56,075	55,041	53,534	56,910
Real estate mortgage	712,465	697,601	696,928	650,075	623,851
Home equity	88,335	84,880	82,292	84,841	85,103
Total residential	863,212	838,556	834,261	788,450	765,864

Consumer:
Consumer direct	122,136	122,215	122,581	123,949	126,046
Consumer indirect	315,516	287,541	281,477	340,382	368,233
Total consumer	437,652	409,756	404,058	464,331	494,279

Total loans	$2,733,824	$2,615,354	$2,550,573	$2,556,548	$2,605,180

Percent of total year-end loans
Commercial:
Construction	4.46%	4.24%	4.68%	4.72%	5.19%
Secured by real estate	34.70	33.36	31.65	31.25	30.98
Equipment lease financing	0.38	0.34	0.36	0.38	0.54
Commercial other	12.88	14.33	14.76	14.65	14.92
Total commercial	52.42	52.27	51.45	51.00	51.63

Residential:
Real estate construction	2.28	2.15	2.16	2.09	2.18
Real estate mortgage	26.06	26.67	27.32	25.43	23.95
Home equity	3.23	3.25	3.23	3.32	3.27
Total residential	31.57	32.07	32.71	30.84	29.40

Consumer:
Consumer direct	4.47	4.67	4.80	4.85	4.84
Consumer indirect	11.54	10.99	11.04	13.31	14.13
Total consumer	16.01	15.66	15.84	18.16	18.97

Total loans	100.00%	100.00%	100.00%	100.00%	100.00%

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

	Maturity at December 31, 2014
(in thousands)	Within One Year	After One but Within Five Years	After Five Years	Total
Commercial secured by real estate and commercial other	$247,747	$199,106	$853,821	$1,300,674
Commercial and real estate construction	106,215	27,890	50,249	184,354
	$353,962	$226,996	$904,070	$1,485,028

Rate sensitivity:
Fixed rate	$73,825	$55,593	$23,708	$153,126
Adjustable rate	280,137	171,403	880,362	1,331,902
	$353,962	$226,996	$904,070	$1,485,028

Nonperforming Assets

(in thousands)	2014	2013	2012	2011	2010
Nonaccrual loans	$20,971	$19,958	$16,791	$25,753	$45,021
90 days or more past due and still accruing interest	17,985	23,599	19,215	11,515	17,014
Total nonperforming loans	38,956	43,557	36,006	37,268	62,035

Other repossessed assets	90	0	5	58	129
Foreclosed properties	36,776	39,188	46,986	56,545	42,935
Total nonperforming assets	$75,822	$82,745	$82,997	$93,871	$105,099

Nonperforming assets to total loans and foreclosed properties	2.74%	3.12%	3.20%	3.59%	3.97%
Allowance to nonperforming loans	88.43%	78.08%	92.33%	89.01%	56.10%

Nonaccrual and Past Due Loans

(in thousands)	Nonaccrual loans	As a % of Loan Balances by Category	Accruing Loans Past Due 90 Days or More	As a % of Loan Balances by Category	Balances
December 31, 2014
Commercial construction	$4,339	3.56%	$1,863	1.53%	$121,942
Commercial secured by real estate	6,725	0.71	4,682	0.49	948,626
Equipment lease financing	0	0.00	0	0.00	10,344
Commercial other	2,423	0.69	2,367	0.67	352,048
Real estate construction	602	0.96	383	0.61	62,412
Real estate mortgage	6,513	0.91	7,742	1.09	712,465
Home equity	369	0.42	422	0.48	88,335
Consumer direct	0	0.00	141	0.12	122,136
Consumer indirect	0	0.00	385	0.12	315,516
Total	$20,971	0.77%	$17,985	0.66%	$2,733,824

December 31, 2013
Commercial construction	$4,519	4.08%	$1,673	1.51%	$110,779
Commercial secured by real estate	6,576	0.75	12,403	1.42	872,542
Equipment lease financing	0	0.00	0	0.00	8,840
Commercial other	2,801	0.75	3,723	0.99	374,881
Real estate construction	481	0.86	213	0.38	56,075
Real estate mortgage	5,152	0.74	4,847	0.69	697,601
Home equity	429	0.51	324	0.38	84,880
Consumer direct	0	0.00	119	0.10	122,215
Consumer indirect	0	0.00	297	0.10	287,541
Total	$19,958	0.76%	$23,599	0.90%	$2,615,354

Discussion of the Nonaccrual Policy

The accrual of interest income on loans is discontinued when management believes, after considering economic and business conditions, collateral value, and collection efforts, that the borrower's financial condition is such that the collection of interest is doubtful.  Cash payments received on nonaccrual loans generally are applied against principal, and interest income is only recorded once principal recovery is reasonably assured.  Any loans greater than 90 days past due must be well secured and in the process of collection to continue accruing interest.  See note 1 for further discussion on our nonaccrual policy.

Potential Problem Loans

Interest accrual is discontinued when we believe, after considering economic and business conditions, collateral value, and collection efforts, that the borrower's financial condition is such that collection of interest is doubtful.

Foreign Outstandings

None

Loan Concentrations

We had no concentration of loans exceeding 10% of total loans at December 31, 2014.  See note 18 to the consolidated financial statements for further information.

Analysis of the Allowance for Loan and Lease Losses

(in thousands)	2014	2013	2012	2011	2010
Allowance for loan and lease losses, beginning of year	$34,008	$33,245	$33,171	$34,805	$32,643
Loans charged off:
Commercial construction	15	1,135	1,034	2,510	1,695
Commercial secured by real estate	2,163	1,607	2,035	4,018	3,826
Commercial other	3,141	2,265	3,233	4,092	5,184
Real estate construction	123	89	189	319	22
Real estate mortgage	1,058	744	1,123	1,589	684
Home equity	115	241	248	171	358
Consumer direct	1,326	1,166	1,245	961	1,256
Consumer indirect	3,495	3,802	3,483	3,874	4,611
Total charge-offs	11,436	11,049	12,590	17,534	17,636

Recoveries of loans previously charged off:
Commercial construction	28	309	35	30	6
Commercial secured by real estate	305	163	303	140	163
Commercial other	621	557	764	441	688
Real estate construction	2	4	28	26	19
Real estate mortgage	40	56	151	82	99
Home equity	5	11	11	16	23
Consumer direct	566	495	538	452	635
Consumer indirect	1,553	1,649	1,384	1,451	1,681
Total recoveries	3,120	3,244	3,214	2,638	3,314

Net charge-offs:
Commercial construction	(13)	826	999	2,480	1,689
Commercial secured by real estate	1,858	1,444	1,732	3,878	3,663
Commercial other	2,520	1,708	2,469	3,651	4,496
Real estate construction	121	85	161	293	3
Real estate mortgage	1,018	688	972	1,507	585
Home equity	110	230	237	155	335
Consumer direct	760	671	707	509	621
Consumer indirect	1,942	2,153	2,099	2,423	2,930
Total net charge-offs	8,316	7,805	9,376	14,896	14,322

Provisions charged against operations	8,755	8,568	9,450	13,262	16,484

Balance, end of year	$34,447	$34,008	$33,245	$33,171	$34,805

Allocation of allowance, end of year:
Commercial construction	$2,896	$3,396	$4,033	$4,023	$4,332
Commercial secured by real estate	13,618	14,535	13,541	11,753	12,327
Equipment lease financing	119	121	126	112	148
Commercial other	4,263	5,238	5,469	5,608	7,392
Real estate construction	534	397	376	354	271
Real estate mortgage	6,094	4,939	4,767	4,302	2,982
Home equity	756	601	563	562	407
Consumer direct	1,574	1,127	1,102	917	1,169
Consumer indirect	4,593	3,654	3,268	5,540	5,777
Balance, end of year	$34,447	$34,008	$33,245	$33,171	$34,805

Average loans outstanding, net of deferred loan costs and fees	$2,642,231	$2,579,805	$2,549,459	$2,580,351	$2,461,225
Loans outstanding at end of year, net of deferred loan costs and fees	$2,733,824	$2,615,354	$2,550,573	$2,556,548	$2,605,180

Net charge-offs to average loan type:
Commercial construction	(0.01)%	0.77%	0.86%	1.93%	1.20%
Commercial secured by real estate	0.21	0.17	0.21	0.48	0.48
Commercial other	0.70	0.46	0.64	0.95	1.24
Real estate construction	0.20	0.16	0.30	0.58	0.01
Real estate mortgage	0.15	0.10	0.15	0.24	0.11
Home equity	0.13	0.28	0.28	0.18	0.40
Consumer direct	0.63	0.55	0.57	0.41	0.53
Consumer indirect	0.67	0.75	0.67	0.68	0.75
Total	0.31%	0.30%	0.37%	0.58%	0.58%

Other ratios:
Allowance to net loans, end of year	1.26%	1.30%	1.30%	1.30%	1.34%
Provision for loan losses to average loans	0.33%	0.33%	0.37%	0.51%	0.67%

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

Average Deposits and Other Borrowed Funds

(in thousands)	2014	2013	2012
Deposits:
Noninterest bearing deposits	$660,833	$624,646	$604,736
NOW accounts	31,208	27,888	23,678
Money market accounts	585,467	569,717	568,217
Savings accounts	339,714	313,868	286,930
Certificates of deposit of $100,000 or more	598,684	635,502	648,035
Certificates of deposit < $100,000 and other time deposits	693,212	748,998	796,983
Total deposits	2,909,118	2,920,619	2,928,579

Other borrowed funds:
Repurchase agreements and federal funds purchased	233,431	221,266	222,872
Advances from Federal Home Loan Bank	4,210	1,921	2,439
Long-term debt	61,341	61,341	61,341
Total other borrowed funds	298,982	284,528	286,652
Total deposits and other borrowed funds	$3,208,100	$3,205,147	$3,215,231

The maximum balance for federal funds purchased and repurchase agreements at any month-end during 2014 occurred at November 30, 2014, with a month-end balance of $252.3 million.  The maximum balance for federal funds purchased and repurchase agreements at any month-end during 2013 occurred at October 31, 2013, with a month-end balance of $230.4 million.  The maximum balance for federal funds purchased and repurchase agreements at any month-end during 2012 occurred at March 31, 2012, with a month-end balance of $246.1 million.

Maturities and/or repricing of time deposits of $100,000 or more outstanding at December 31, 2014 are summarized as follows:

(in thousands)	Certificates of Deposit	Other Time Deposits	Total
Three months or less	$143,130	$8,508	$151,638
Over three through six months	100,699	8,450	109,149
Over six through twelve months	245,031	12,227	257,258
Over twelve through sixty months	86,434	15,308	101,742
Over sixty months	100	0	100
	$575,394	$44,493	$619,887

Item 2.  Properties

Our main office, which is owned by Community Trust Bank, Inc., is located at 346 North Mayo Trail, Pikeville, Kentucky 41501.  Following is a schedule of properties owned and leased by CTBI and its subsidiaries as of December 31, 2014:
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

See notes 8 and 15 to the consolidated financial statements included herein for the year ended December 31, 2014, for additional information relating to lease commitments and amounts invested in premises and equipment.

Item 3.  Legal Proceedings

CTBI and subsidiaries, and from time to time, our officers, are named defendants in legal actions arising from ordinary business activities.  Management, after consultation with legal counsel, believes any pending actions are without merit or that the ultimate liability, if any, will not materially affect our consolidated financial position or results of operations.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5.  Market for the Registrant's Common Equity, Related Shareholder Matters, and Issuer Purchases of Equity Securities

Our common stock is listed on The NASDAQ-Stock Market LLC – Global Select Market under the symbol CTBI.  As of February 27, 2015, there were approximately 4,600 holders of record of our outstanding common shares.

Dividends

The annual dividend paid to our stockholders was increased from $1.154 per share to $1.181 per share during 2014.  We have adopted a conservative policy of cash dividends by generally maintaining an average annual cash dividend ratio of less than 45%, with periodic stock dividends.  The current year cash dividend ratio was 47.24%.  Dividends are typically paid on a quarterly basis.  Future dividends are subject to the discretion of CTBI's Board of Directors, cash needs, general business conditions, dividends from our subsidiaries, and applicable governmental regulations and policies.  For information concerning restrictions on dividends from the subsidiary bank to CTBI, see note 20 to the consolidated financial statements included herein for the year ended December 31, 2014.

All share data has been adjusted for the 10% stock dividend issued on June 2, 2014 to CTBI shareholders of record on May 15, 2014.

Stock Repurchases

CTBI did not acquire any shares of common stock through the stock repurchase program during the years 2014 and 2013. There are 67,371 shares remaining under CTBI's current repurchase authorization. For further information, see the Stock Repurchase Program section of Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Common Stock Performance

The following graph shows the cumulative return experienced by CTBI's shareholders during the last five years compared to the NASDAQ Stock Market (U.S.) and the NASDAQ Bank Stock Index.  The graph assumes the investment of $100 on December 31, 2009 in CTBI's common stock and in each index and the reinvestment of all dividends paid during the five-year period.

Comparison of 5 Year Cumulative Total Return
among Community Trust Bancorp, Inc., NASDAQ Stock Market (U.S.),
and NASDAQ Bank Stocks

Fiscal Year Ending December 31 ($)
	2009	2010	2011	2012	2013	2014
Community Trust Bancorp, Inc.	100.00	123.41	130.62	151.05	213.93	196.95
NASDAQ Stock Market (U.S.)	100.00	117.55	117.91	137.29	183.26	206.09
NASDAQ Bank Stocks	100.00	111.35	83.04	111.88	152.85	170.93

Item 6.  Selected Financial Data 2010-2014

 (in thousands except ratios, per share amounts and # of employees)

Year Ended December 31	2014		2013		2012		2011		2010
Interest income	$143,867		$148,127		$153,722		$158,460		$154,511
Interest expense	11,797		13,440		21,588		27,005		35,257
Net interest income	132,070		134,687		132,134		131,455		119,254
Provision for loan losses	8,755		8,568		9,450		13,262		16,484
Noninterest income	45,081		49,304		45,957		43,832		40,926
Noninterest expense	105,999		110,251		103,554		106,387		96,050
Income before income taxes	62,397		65,172		65,087		55,638		47,646
Income taxes	19,146		20,000		20,225		16,811		14,612
Net income	$43,251		$45,172		$44,862		$38,827		$33,034

Per common share:
Basic earnings per share	$2.50		$2.63		$2.64		$2.31		$1.97
Diluted earnings per share	$2.49		$2.62		$2.63		$2.30		$1.97
Cash dividends declared-	$1.181		$1.154		$1.136		$1.118		$1.100
as a % of net income	47.24%		43.79%		43.10%		48.43%		55.76%
Book value, end of year	$25.64		$23.70		$23.31		$21.61		$20.08
Market price, end of year	$36.61		$41.05		$29.80		$26.75		$26.33
Market to book value, end of year	1.43	x	1.73	x	1.28	x	1.24	x	1.31	x
Price/earnings ratio, end of year	14.64	x	15.57	x	11.30	x	11.58	x	13.35	x
Cash dividend yield, for the year	3.23%		2.81%		3.81%		4.18%		4.18%

At year-end:
Total assets	$3,723,765		$3,581,716		$3,635,664		$3,591,179		$3,355,872
Long-term debt	61,341		61,341		61,341		61,341		61,341
Shareholders' equity	447,877		412,492		400,344		366,866		338,638

Averages:
Assets	$3,679,531		$3,651,541		$3,641,660		$3,505,903		$3,220,087
Deposits, including repurchase agreements	3,130,338		3,127,709		3,139,229		3,016,671		2,743,888
Earning assets	3,422,450		3,384,211		3,357,134		3,221,648		2,961,971
Loans	2,642,231		2,579,805		2,549,459		2,580,351		2,461,225
Shareholders' equity	435,290		408,782		389,377		355,773		333,645

Profitability ratios:
Return on average assets	1.18%		1.24%		1.23%		1.11%		1.03%
Return on average equity	9.94		11.05		11.52		10.91		9.90

Capital ratios:
Equity to assets, end of year	12.03%		11.52%		11.01%		10.22%		10.09%
Average equity to average assets	11.83		11.19		10.69		10.15		10.36

Risk based capital ratios:
Tier 1 capital
(to average assets)	12.04%		11.51%		10.65%		9.89%		10.16%
Tier 1 capital
(to risk weighted assets)	16.51		16.15		15.23		13.88		12.90
Total capital
(to risk weighted assets)	17.76		17.40		16.49		15.14		14.10

Other significant ratios:
Allowance to net loans, end of year	1.26%		1.30%		1.30%		1.30%		1.34%
Allowance to nonperforming loans, end of year	88.43		78.08		92.33		89.01		56.10
Nonperforming assets to loans and foreclosed properties, end of year	2.74		3.12		3.20		3.59		3.97
Net interest margin	3.92		4.03		3.99		4.13		4.07
Efficiency ratio	59.12		59.33		57.93		60.23		59.45

Other statistics:
Average common shares outstanding	17,326		17,158		17,013		16,844		16,757
Number of full-time equivalent employees, end of year	1,012		1,022		1,035		1,015		1,041

Quarterly Financial Data
(Unaudited)

(in thousands except ratios and per share amounts)

Three Months Ended	December 31	September 30	June 30	March 31
2014
Net interest income	$33,499	$32,988	$32,833	$32,750
Net interest income, taxable equivalent basis	34,010	33,475	33,320	33,198
Provision for loan losses	3,375	3,300	735	1,345
Noninterest income	12,038	12,006	10,972	10,065
Noninterest expense	28,019	25,863	25,256	26,861
Net income	9,992	10,924	12,195	10,140

Per common share:
Basic earnings per share	$0.58	$0.63	$0.70	$0.59
Diluted earnings per share	0.57	0.63	0.70	0.58
Dividends declared	0.300	0.300	0.290	0.291

Common stock price:
High	$37.54	$36.35	$38.60	$41.13
Low	33.19	33.47	32.33	34.18
Last trade	36.61	33.63	34.22	37.71

Selected ratios:
Return on average assets, annualized	1.07%	1.18%	1.33%	1.13%
Return on average common equity, annualized	8.87	9.89	11.32	9.72
Net interest margin, annualized	3.90	3.88	3.92	3.97

Three Months Ended	December 31	September 30	June 30	March 31
2013
Net interest income	$33,998	$34,150	$33,342	$33,197
Net interest income, taxable equivalent basis	34,452	34,600	33,789	33,642
Provision for loan losses	1,219	2,129	3,661	1,559
Noninterest income	12,039	12,071	13,274	11,920
Noninterest expense	32,374	25,591	25,987	26,299
Net income	8,757	12,653	11,942	11,820

Per common share:
Basic earnings per share	$0.51	$0.74	$0.70	$0.69
Diluted earnings per share	0.50	0.73	0.69	0.69
Dividends declared	0.291	0.291	0.286	0.286

Common stock price:
High	$42.07	$37.76	$33.27	$31.82
Low	34.63	32.55	29.23	29.34
Last trade	41.05	36.90	32.38	30.94

Selected ratios:
Return on average assets, annualized	0.95%	1.38%	1.31%	1.31%
Return on average common equity, annualized	8.33	12.39	11.76	11.82
Net interest margin, annualized	4.05	4.07	3.99	4.02

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

The following Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is intended to help the reader understand Community Trust Bancorp, Inc., our operations, and our present business environment.  The MD&A is provided as a supplement to—and should be read in conjunction with—our consolidated financial statements and the accompanying notes thereto contained in Item 8 of this annual report.  The MD&A includes the following sections:

❖	Our Business

❖	Financial Goals and Performance

❖	Results of Operations and Financial Condition

❖	Contractual Obligations and Commitments

❖	Liquidity and Market Risk

❖	Interest Rate Risk

❖	Capital Resources

❖	Impact of Inflation, Changing Prices, and Economic Conditions

❖	Stock Repurchase Program

❖	Critical Accounting Policies and Estimates

Our Business

Community Trust Bancorp, Inc. ("CTBI") is a bank holding company headquartered in Pikeville, Kentucky.  Currently, we own one commercial bank and one trust company.  Through our subsidiaries, we have eighty-one banking locations in eastern, northeastern, central, and south central Kentucky, southern West Virginia, and northeastern Tennessee, four trust offices across Kentucky, and one trust office in northeastern Tennessee.  At December 31, 2014, we had total consolidated assets of $3.7 billion and total consolidated deposits, including repurchase agreements, of $3.1 billion.  Total shareholders' equity at December 31, 2014 was $447.9 million.

Through our subsidiaries, we engage in a wide range of commercial and personal banking and trust and wealth management activities, which include accepting time and demand deposits; making secured and unsecured loans to corporations, individuals and others; providing cash management services to corporate and individual customers; issuing letters of credit; renting safe deposit boxes; and providing funds transfer services.  The lending activities of our banking subsidiary, Community Trust Bank, Inc. ("CTB"), include making commercial, construction, mortgage, and personal loans.  Lease-financing, lines of credit, revolving lines of credit, term loans, and other specialized loans, including asset-based financing, are also available.  Our corporate subsidiaries act as trustees of personal trusts, as executors of estates, as trustees for employee benefit trusts, as registrars, transfer agents, and paying agents for bond and stock issues, as depositories for securities, and as providers of full service brokerage services.  For further information, see Item 1 of this annual report.

Financial Goals and Performance

The following table shows the primary measurements used by management to assess annual performance.  The goals in the table below should not be viewed as a forecast of our performance for 2015.  Rather, the goals represent a range of target performance for 2015.  There is no assurance that any or all of these goals will be achieved.  See "Cautionary Statement Regarding Forward Looking Statements."

	2014 Goals	2014 Performance	Variance	2015 Goals
Earnings per share	$2.70	$2.50	$(0.20)	$2.55 - $2.65
Net income	$46.9 million	$43.3 million	($3.6 million)	$44 - $47 mllion
ROAA	1.28%	1.18%	(0.10%)	1.18% - 1.24%
ROAE	10.82%	9.94%	(0.88%)	9.30% - 10.30%
Revenues	$182.5 million	$177.2 million	($5.3 million)	$178.5 - $184.5 million
Noninterest revenue as of % of total revenue	24.76%	25.45%	0.69%	22.00% - 26.00%
Assets	$3.71 billion	$3.72 billion	$0.01 billion	$3.70 - $3.90 billion
Loans	$2.70 billion	$2.73 billion	$0.03 billion	$2.80 - $2.85 billion
Deposits, including repurchase agreements	$3.16 billion	$3.11 billion	($0.05 billion)	$3.10 - $3.16 billion
Shareholders' equity	$443.7 million	$447.9 million	$4.2 million	$467 - $475 million

Results of Operations and Financial Condition

For the year ended December 31, 2014, we reported earnings of $43.3 million, or $2.50 per basic share, compared to $45.2 million, or $2.63 per basic share for the year ended December 31, 2013.  Earnings for the year ended December 31, 2012 were $44.9 million or $2.64 per basic share.  The variance from prior year is due primarily to decreased net interest income and noninterest income.

All share data has been adjusted for the 10% stock dividend issued on June 2, 2014.

2014 Highlights

❖	Basic earnings per share for the year 2014 decreased $0.13 from prior year.

❖	Net interest income for the year ended December 31, 2014 decreased 1.9% from prior year.

❖	Our nonperforming loans at $39.0 million decreased $4.6 million from December 31, 2013. Nonperforming assets at $75.8 million were a $6.9 million decrease from prior year.

❖	Net loan charge-offs for the year 2014 increased to 0.31% of average loans from 0.30% for the year 2013.

❖	Our loan loss provision for the year 2014 increased $0.2 million. The increase in our provision was due to an increase in net charge-offs and loan portfolio growth.

❖
Noninterest income for the year 2014 decreased 8.6% from prior year.  The decrease from prior year was primarily attributable to a decrease in gains on sales of loans, a decline in deposit service charges, a decline in loan related fees resulting from the fluctuation in the fair value of our mortgage servicing rights, and a decline in other noninterest income due to the prior year death benefits received in bank owned life insurance.

❖
Noninterest expense for the year 2014 decreased 3.9% from prior year.  The decrease from prior year is a result of the accrual booked in the fourth quarter 2013 related to the Federal Reserve determination regarding an error in the manner in which we processed certain non-PIN based point-of-sale transactions.  The matter was resolved in the 2014, and a favorable adjustment in the accrual of $0.8 million was booked based on actual customer refunds.

❖	Our loan portfolio increased $118.5 million from December 31, 2013.

❖	Our investment portfolio increased $30.8 million from December 31, 2013.

❖	Deposits, including repurchase agreements, increased $46.3 million from December 31, 2013.

❖	Our tangible common equity/tangible assets ratio increased to 10.44% at December 31, 2014.

Income Statement Review

(dollars in thousands)				Change 2014 vs. 2013
Year Ended December 31	2014	2013	2012	Amount	Percent
Net interest income	$132,070	$134,687	$132,134	$(2,617)	(1.9)%
Provision for loan losses	8,755	8,568	9,450	187	2.2
Noninterest income	45,081	49,304	45,957	(4,223)	(8.6)
Noninterest expense	105,999	110,251	103,554	(4,252)	(3.9)
Income taxes	19,146	20,000	20,225	(854)	(4.3)
Net income	$43,251	$45,172	$44,862	$(1,921)	(4.3)%

Average earning assets	$3,422,450	$3,384,211	$3,357,134	$38,239	1.1%

Yield on average earnings assets	4.26%	4.43%	4.63%	(0.17)%	(3.8)%
Cost of interest bearing funds	0.46%	0.52%	0.83%	(0.06)%	(11.5)%

Net interest margin	3.92%	4.03%	3.99%	(0.11)%	(2.7)%

Net Interest Income

Net interest income for the year ended December 31, 2014 decreased $2.6 million, or 1.9%, from prior year.  Our yield on average earning assets decreased 17 basis points from prior year.  Our cost of interest bearing funds decreased 6 basis points from prior year.  Average loans to deposits, including repurchase agreements, for the year ended December 31, 2014 were 84.4% compared to 82.5% for the year ended December 31, 2013.

Net interest income for the year ended December 31, 2013 increased 1.9% from the year ended December 31, 2012 with average earning assets increasing 0.8% and our net interest margin increasing 4 basis points.  Our yield on average earning assets decreased 20 basis points from 2012 to 2013.  Loans represented 76.2% of our average earning assets for the year ended December 31, 2013, compared to 75.9% for the year ended December 31, 2012.  Our cost of interest bearing funds decreased 31 basis points from 2012 to 2013.

Provision for Loan Losses

The provision for loan losses that was added to the allowance for 2014 of $8.8 million was a $0.2 million increase from prior year.  The increase in our provision was due to loan growth and increased net charge-offs.  This provision represented a charge against current earnings in order to maintain the allowance at an appropriate level determined using the accounting estimates described in the Critical Accounting Policies and Estimates section.

The provision for loan losses that was added to the allowance for 2013 of $8.6 million was a $0.9 million decrease from prior year.

Noninterest Income

Noninterest income for the year ended December 31, 2014 decreased $4.2 million, or 8.6%, from prior year.  The decrease from prior year was primarily attributable to a $1.6 million decrease in gains on sales of loans, a $0.8 million decline in deposit service charges, a $1.2 million decline in loan related fees resulting from the fluctuation in the fair value of our mortgage servicing rights, and a decline in other noninterest income due to the prior year death benefits received in bank owned life insurance of $0.9 million.  The decrease in gains on sales of loans from prior year was reflective of the decline in secondary market residential real estate mortgage activity, and the decrease in deposit service charges from prior year was a result of the change in our processing of overdrafts.  Trust revenue for the year increased $0.8 million.

Noninterest income for the year ended December 31, 2013 increased 7.3% from 2012.  The year over year increase was a result of increased gains on sales of loans, deposit service charges, trust and wealth management revenue, loan related fees, and bank owned life insurance income, offset slightly by a decrease in securities gains.

Noninterest Expense

Noninterest expense for the year ended December 31, 2014 decreased 3.9% from prior year.  The decrease from prior year is a result of the $6.2 million accrual booked in the fourth quarter 2013 related to the Federal Reserve determination regarding an error in the manner in which we processed certain non-PIN based point-of-sale transactions.  The matter was resolved in 2014, and a favorable adjustment in the accrual of $0.8 million was booked based on actual customer refunds.  As a result of the determination, we were required to modify our processing of overdraft transactions, revise our disclosures related to these transactions, and provide restitution to accountholders charged these fees from June 28, 2010 to the date our methodology was revised.  The determination also resulted in impediments to CTBI's merger and acquisition activity for an unspecified period of time.

Noninterest expense for the year ended December 31, 2013 increased 6.5% from 2012.  Noninterest expense was impacted by increased personnel expense of $1.0 million for the year, increased data processing expense of $0.9 million for the year, and the $6.2 million in accrued expenses related to the Federal Reserve determination discussed above.

Balance Sheet Review

CTBI's total assets at $3.7 billion increased $142.0 million, or 4.0%, from December 31, 2013.  Loans outstanding at December 31, 2014 were $2.7 billion, increasing $118.5 million, or 4.5%, year over year.  We experienced growth during the year of $65.9 million in the commercial loan portfolio, $24.7 million in the residential loan portfolio, and $27.9 million in the consumer loan portfolio.  The increase in consumer loans consisted of a $28.0 million increase in indirect lending, partially offset by a $0.1 million decrease in consumer direct.  During 2013, we initiated a new pricing program designed to be more competitive and to be more uniform in the manner in which we compensate our dealers.  CTBI's investment portfolio increased $30.8 million, or 5.0%, from December 31, 2013.  Deposits, including repurchase agreements, at $3.1 billion increased $46.3 million, or 1.5%, from December 31, 2013.  Additional funding for loan growth was provided through a $59.9 million increase in FHLB borrowings.

Shareholders' equity at December 31, 2014 was $447.9 million compared to $412.5 million at December 31, 2013.  CTBI's annualized dividend yield to shareholders as of December 31, 2014 was 3.28%.

Loans

(in thousands)	December 31, 2014
Loan Category	Balance	Variance from Prior Year	Net Charge-Offs	Nonperforming	ALLL
Commercial:
Construction	$121,942	10.1%	$(13)	$6,202	$2,896
Secured by real estate	948,626	8.7	1,858	11,407	13,618
Equipment lease financing	10,344	17.0	0	0	119
Other commercial	352,048	(6.1)	2,520	4,790	4,263
Total commercial	1,432,960	4.8	4,365	22,399	20,896

Residential:
Real estate construction	62,412	11.3	121	985	534
Real estate mortgage	712,465	2.1	1,018	14,255	6,094
Home equity	88,335	4.1	110	791	756
Total residential	863,212	2.9	1,249	16,031	7,384

Consumer:
Consumer direct	122,136	(0.1)	760	141	1,574
Consumer indirect	315,516	9.7	1,942	385	4,593
Total consumer	437,652	6.8	2,702	526	6,167

Total loans	$2,733,824	4.5%	$8,316	$38,956	$34,447

Asset Quality

CTBI's total nonperforming loans were $39.0 million at December 31, 2014, a 10.6% decrease from the $43.6 million at December 31, 2013.  The decrease for the year included a $5.6 million decrease in loans 90+ days past due, partially offset by a $1.0 million increase in nonaccrual loans.  Loans 30-89 days past due at $15.2 million was a decrease of $0.8 million from December 31, 2013.  Our loan portfolio management processes focus on the immediate identification, management, and resolution of problem loans to maximize recovery and minimize loss.  Our loan risk management processes include weekly delinquent loan review meetings at the market levels and monthly delinquent loan review meetings involving senior corporate management to review all nonaccrual loans and loans 30 days or more past due.  Any activity regarding a criticized/classified loan (i.e. problem loan) must be approved by CTB's Watch List Asset Committee (i.e. Problem Loan Committee).  CTB's Watch List Asset Committee also meets on a quarterly basis and reviews every criticized/classified loan of $100,000 or greater.  We also have a Loan Review Department that reviews every market within CTB annually and performs extensive testing of the loan portfolio to assure the accuracy of loan grades and classifications for delinquency, troubled debt restructuring, impaired status, impairment, nonaccrual status, and adequate loan loss reserves.  The Loan Review Department has annually reviewed on average 95% of the outstanding commercial loan portfolio for the past three years.  The average annual review percentage of the consumer and residential loan portfolio for the past three years was 90% based on the loan production during the number of months included in the review scope.  The review scope is generally four to six months of production.

Impaired loans, loans not expected to meet contractual principal and interest payments, at December 31, 2014 totaled $59.1 million compared to $65.3 million at December 31, 2013.  Included in certain loan categories of impaired loans are troubled debt restructurings that were classified as impaired.  At December 31, 2014, CTBI had $23.5 million in commercial loans secured by real estate, $7.3 million in commercial real estate construction loans, $9.3 million in commercial other loans, and $1.3 million in real estate mortgage loans that were modified in troubled debt restructurings and impaired.  Management evaluates all impaired loans for impairment and records a direct charge-off or provides specific reserves when necessary.

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

Our level of foreclosed properties at $36.8 million at December 31, 2014 was a decrease from $39.2 million at December 31, 2013.  Sales of foreclosed properties for the year ended December 31, 2014 totaled $12.9 million while new foreclosed properties totaled $12.2 million.  At December 31, 2014, the book value of properties under contracts to sell was $2.0 million; however, the closings had not occurred at year-end.

When foreclosed properties are acquired, appraisals are obtained and the properties are booked at the current market value less expected sales costs.  Additionally, periodic updated appraisals are obtained on unsold foreclosed properties.  When an updated appraisal reflects a market value below the current book value, a charge is booked to current earnings to reduce the property to its new market value less expected sales costs.  Charges to earnings in 2014 to reflect the decrease in current market values of foreclosed properties totaled $1.7 million.  There were 146 properties reappraised during 2014.  Of these, 43 were written down by a total of $0.9 million.  Charges during the year ended December 31, 2013 were $2.5 million.  Our policy for determining the frequency of periodic reviews is based upon consideration of the specific properties and the known or perceived market fluctuations in a particular market and is typically between 12 and 18 months but generally not more than 24 months.  Approximately eighty-six percent of our OREO properties have been reappraised within the past 12 months.  Management anticipates that our foreclosed properties will remain elevated as we work through current market conditions.

The major classifications of foreclosed properties are shown in the following table:

(in thousands) December 31	2014	2013
1-4 family	$10,337	$8,640
Agricultural/farmland	116	792
Construction/land development/other	18,735	20,278
Multifamily	1,289	1,456
Non-farm/non-residential	6,299	8,022
Total foreclosed properties	$36,776	$39,188

The appraisal aging analysis of foreclosed properties, as well as the holding period, at December 31, 2014 is shown below:

(in thousands)
Appraisal Aging Analysis		Holding Period Analysis
Days Since Last Appraisal	Current Book Value	Holding Period	Current Book Value
Up to 3 months	$6,802	Less than one year	$10,533
3 to 6 months	3,814	1 to 2 years	3,237
6 to 9 months	13,463	2 to 3 years	2,679
9 to 12 months	7,478	3 to 4 years	11,767
12 to 24 months	5,099	4 to 5 years	1,902
Over 24 months	120	Over 5 years*	6,658
Total	$36,776	Total	$36,776

* Regulatory approval is required and has been obtained to hold these properties beyond the initial period of 5 years.  Additional approval may be required to continue to hold these properties should they not be liquidated during the extension period.

Net loan charge-offs for the year were $8.3 million, or 0.31% of average loans annualized, an increase from prior year's $7.8 million, or 0.30% of average loans annualized.  Of the total net charge-offs, $4.4 million were in commercial loans, $1.9 million were in indirect auto loans, $1.2 million were in residential real estate mortgage loans, and $0.8 million were in direct consumer loans.

Our loan loss reserve as a percentage of total loans outstanding at December 31, 2014 decreased to 1.26% from the 1.30% at December 31, 2013.  Our reserve coverage (allowance for loan and lease loss reserve to nonperforming loans) was 88.4% at December 31, 2014 compared to 78.1% at December 31, 2013.

Contractual Obligations and Commitments

As disclosed in the notes to the consolidated financial statements, we have certain obligations and commitments to make future payments under contracts.  At December 31, 2014, the aggregate contractual obligations and commitments are:

Contractual Obligations:	Payments Due by Period
(in thousands)	Total	1 Year	2-5 Years	After 5 Years
Deposits without stated maturity	$1,635,339	$1,635,339	$0	$0
Certificates of deposit and other time deposits	1,238,918	1,054,119	184,355	444
Repurchase agreements and other short-term borrowings	246,227	246,227	0	0
Advances from Federal Home Loan Bank	61,170	60,123	633	414
Interest on advances from Federal Home Loan Bank*	67	32	34	1
Long-term debt	61,341	0	0	61,341
Interest on long-term debt*	70,682	1,399	11,347	57,936
Annual rental commitments under leases	8,650	1,970	3,899	2,781
Total contractual obligations	$3,322,394	$2,999,209	$200,268	$122,917

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

Other Commitments:	Amount of Commitment - Expiration by Period
(in thousands)	Total	1 Year	2-5 Years	After 5 Years
Standby letters of credit	$28,524	$27,329	$1,195	$0
Commitments to extend credit	459,380	366,288	80,766	12,326
Total other commitments	$487,904	$393,617	$81,961	$12,326

Commitments to extend credit and standby letters of credit do not necessarily represent future cash requirements in that these commitments often expire without being drawn upon.  Refer to note 17 to the consolidated financial statements for additional information regarding other commitments.

Liquidity and Market Risk

The objective of CTBI's Asset/Liability management function is to maintain consistent growth in net interest income within our policy limits. This objective is accomplished through management of our consolidated balance sheet composition, liquidity, and interest rate risk exposures arising from changing economic conditions, interest rates, and customer preferences. The goal of liquidity management is to provide adequate funds to meet changes in loan and lease demand or deposit withdrawals. This is accomplished by maintaining liquid assets in the form of cash and cash equivalents and investment securities, sufficient unused borrowing capacity, and growth in core deposits. As of December 31, 2014, we had approximately $105.5 million in cash and cash equivalents and approximately $640.2 million in securities valued at estimated fair value designated as available-for-sale and available to meet liquidity needs on a continuing basis compared to $106.6 million and $609.4 million at December 31, 2013.  Additional asset-driven liquidity is provided by the remainder of the securities portfolio and the repayment of loans.  In addition to core deposit funding, we also have a variety of other short-term and long-term funding sources available.  We also rely on Federal Home Loan Bank advances for both liquidity and management of our asset/liability position.  Federal Home Loan Bank advances were $61.2 million at December 31, 2014 compared to $1.3 million at December 31, 2013.  As of December 31, 2014, we had a $312.3 million available borrowing position with the Federal Home Loan Bank compared to $342.6 million at December 31, 2013.  We generally rely upon net inflows of cash from financing activities, supplemented by net inflows of cash from operating activities, to provide cash for our investing activities.  As is typical of many financial institutions, significant financing activities include deposit gathering, use of short-term borrowing facilities such as repurchase agreements and federal funds purchased, and issuance of long-term debt.  At December 31, 2014 and December 31, 2013, we had $44 million in lines of credit with various correspondent banks available to meet any future cash needs.  Our primary investing activities include purchases of securities and loan originations.  We do not rely on any one source of liquidity and manage availability in response to changing consolidated balance sheet needs.  At December 31, 2014, federal funds sold were $4.9 million compared to $8.6 million at December 31, 2013, and deposits with the Federal Reserve were $40.9 million compared to $28.5 million at December 31, 2013.  Additionally, we project cash flows from our investment portfolio to generate additional liquidity over the next 90 days.

The investment portfolio consists of investment grade short-term issues suitable for bank investments.  The majority of the investment portfolio is in U.S. government and government sponsored agency issuances.  The average life of the portfolio is 3.71 years.  At the end of 2014, available-for-sale ("AFS") securities comprised approximately 99.7% of the total investment portfolio, and the AFS portfolio was approximately 143% of equity capital.  Ninety-one percent of the pledge eligible portfolio was pledged.

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

CTBI's Asset/Liability Management Committee (ALCO), which includes executive and senior management representatives and reports to the Board of Directors, monitors and manages interest rate risk within Board-approved policy limits.  Our current exposure to interest rate risks is determined by measuring the anticipated change in net interest income spread evenly over the twelve-month period.

The following table shows our estimated earnings sensitivity profile as of December 31, 2014:

Change in Interest Rates (basis points)	Percentage Change in Net Interest Income (12 Months)
+400	2.42%
+300	1.79%
+200	1.11%
+100	0.51%
-25	(0.14)%

The following table shows our estimated earnings sensitivity profile as of December 31, 2013:

Change in Interest Rates (basis points)	Percentage Change in Net Interest Income (12 Months)
+400	2.27%
+300	1.39%
+200	0.66%
+100	0.28%
-25	(0.26)%

The simulation model used the yield curve spread evenly over a twelve-month period.  The measurement at December 31, 2014 estimates that our net interest income in an up-rate environment would increase by 2.42% at a 400 basis point change, 1.79% increase at a 300 basis point change, 1.11% increase at a 200 basis point change, and a 0.51% increase at a 100 basis point change.  In a down-rate environment, a 25 basis point decrease in interest rates would decrease net interest income by 0.14% over one year.  In order to reduce the exposure to interest rate fluctuations and to manage liquidity, we have developed sale procedures for several types of interest-sensitive assets.  Virtually all long-term, fixed rate single family residential mortgage loans underwritten according to Federal Home Loan Mortgage Corporation guidelines are sold for cash upon origination or originated under terms where they could be sold.  Periodically, additional assets such as commercial loans are also sold.  In 2014 and 2013, $51.2 million and $134.7 million, respectively, was realized on the sale of fixed rate residential mortgages.  We focus our efforts on consistent net interest revenue and net interest margin growth through each of the retail and wholesale business lines.  We do not currently engage in trading activities.

The preceding analysis was prepared using a rate ramp analysis which attempts to spread changes evenly over a specified time period as opposed to a rate shock which measures the impact of an immediate change.  Had these measurements been prepared using the rate shock method, the results would vary.

Our Static Repricing GAP as of December 31, 2014 is presented below.  In the 12 month repricing GAP, rate sensitive liabilities ("RSL") exceeded rate sensitive assets ("RSA") by $216.5 million.

(dollars in thousands)	1-3 Months		4-6 Months		7-9 Months		10-12 Months		2-3 Years		4-5 Years		> 5 Years

Assets	$1,435,784		$233,338		$187,764		$157,524		$592,410		$368,609		$748,336

Liabilities and Equity	899,059		356,777		406,026		569,025		955,565		55,417		481,896

Repricing difference	536,725		(123,439)		(218,262)		(411,500)		(363,155)		313,192		266,440

Cumulative GAP	536,725		413,286		195,023		(216,477)		(579,632)		(266,440)		0

RSA/RSL	1.60	x	0.65	x	0.46	x	0.28	x	0.62	x	6.65	x	1.55	x

Cumulative GAP to total assets	14.41%		11.10%		5.24%		(5.81)%		(15.57)%		(7.16)%		0.00%

Capital Resources

We continue to grow our shareholders' equity while also providing an annual dividend yield for the year 2014 of 3.23% to shareholders.  Shareholders' equity increased 8.6% from December 31, 2013 to $447.9 million at December 31, 2014.  Our primary source of capital growth is the retention of earnings.  Cash dividends were $1.181 per share for 2014 and $1.154 per share for 2013.  We retained 52.8% of our earnings in 2014 compared to 56.1% in 2013.

Regulatory guidelines require bank holding companies, commercial banks, and savings banks to maintain certain minimum capital ratios and define companies as "well-capitalized" that sufficiently exceed the minimum ratios.  The banking regulators may alter minimum capital requirements as a result of revising their internal policies and their ratings of individual institutions.  To be "well-capitalized" banks and bank holding companies must maintain a Tier 1 leverage ratio of no less than 5%, a Tier 1 risk based ratio of no less than 6%, and a total risk based ratio of no less than 10%.  Our ratios as of December 31, 2014 were 12.04%, 16.51%, and 17.76%, respectively, all exceeding the threshold for meeting the definition of "well-capitalized."  See note 20 to the consolidated financial statements for further information.

As of December 31, 2014, we are not aware of any current recommendations by banking regulatory authorities which, if they were to be implemented, would have, or are reasonably likely to have, a material adverse impact on our liquidity, capital resources, or operations, except as provided for in the Dodd-Frank Act which is discussed in the Supervision and Regulation section of Item 1. Business and the Basel III Proposal which is discussed below.

Basel III

On July 2, 2013, the Federal Reserve approved final rules that substantially amend the regulatory risk-based capital rules applicable to CTBI and CTB.  The FDIC has subsequently approved these rules.  The final rules were adopted following the issuance of proposed rules by the Federal Reserve in June 2012, and implement the "Basel III" regulatory capital reforms and changes required by the Dodd-Frank Act.  "Basel III" refers to two consultative documents released by the Basel Committee on Banking Supervision in December 2009, the rules text released in December 2010, and loss absorbency rules issued in January 2011, which include significant changes to bank capital, leverage and liquidity requirements.

The rules include new risk-based capital and leverage ratios, which will be phased in from 2015 to 2019, and refine the definition of what constitutes "capital" for purposes of calculating those ratios. The new minimum capital level requirements applicable to CTBI and CTB under the final rules are: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 capital ratio of 6% (increased from 4%); (iii) a total capital ratio of 8% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 4% for all institutions.  The final rules also establish a "capital conservation buffer" above the new regulatory minimum capital requirements, which must consist entirely of common equity Tier 1 capital. The capital conservation buffer will be phased-in over four years beginning on January 1, 2016, as follows: the maximum buffer will be 0.625% of risk-weighted assets for 2016, 1.25% for 2017, 1.875% for 2018, and 2.5% for 2019 and thereafter. This will result in the following minimum ratios beginning in 2019: (i) a common equity Tier 1 capital ratio of 7.0%, (ii) a Tier 1 capital ratio of 8.5%, and (iii) a total capital ratio of 10.5%. Under the final rules, institutions are subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations establish a maximum percentage of eligible retained income that could be utilized for such actions.

Basel III provided discretion for regulators to impose an additional buffer, the "countercyclical buffer," of up to 2.5% of common equity Tier 1 capital to take into account the macro-financial environment and periods of excessive credit growth.  However, the final rules permit the countercyclical buffer to be applied only to "advanced approach banks" (i.e. , banks with $250 billion or more in total assets or $10 billion or more in total foreign exposures), which currently excludes CTBI and CTB.  The final rules also implement revisions and clarifications consistent with Basel III regarding the various components of Tier 1 capital, including common equity, unrealized gains and losses, as well as certain instruments that will no longer qualify as Tier 1 capital, some of which will be phased out over time.  However, the final rules provide that small depository institution holding companies with less than $15 billion in total assets as of December 31, 2009 (which includes CTBI) will be able to permanently include non-qualifying instruments that were issued and included in Tier 1 or Tier 2 capital prior to May 19, 2010 in additional Tier 1 or Tier 2 capital until they redeem such instruments or until the instruments mature.

The final rules also contain revisions to the prompt corrective action framework, which is designed to place restrictions on insured depository institutions, including CTB, if their capital levels begin to show signs of weakness.  These revisions took effect January 1, 2015.  Under the prompt corrective action requirements, which were designed to complement the capital conservation buffer, insured depository institutions are required to meet the following increased capital level requirements in order to qualify as "well capitalized:" (i) a new common equity Tier 1 capital ratio of 6.5%; (ii) a Tier 1 capital ratio of 8% (increased from 6%); (iii) a total capital ratio of 10% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 5% (increased from 4%).

The final rules set forth certain changes for the calculation of risk-weighted assets, which we were required to begin utilizing January 1, 2015.  The standardized approach final rule utilizes an increased number of credit risk exposure categories and risk weights, and also addresses: (i) an alternative standard of creditworthiness consistent with Section 939A of the Dodd-Frank Act; (ii) revisions to recognition of credit risk mitigation; (iii) rules for risk weighting of equity exposures and past due loans; (iv) revised capital treatment for derivatives and repo-style transactions; and (v) disclosure requirements for top-tier banking organizations with $50 billion or more in total assets that are not subject to the "advance approach rules" that apply to banks with greater than $250 billion in consolidated assets.  Based on our current capital composition and levels, we anticipate that our capital ratios, on a Basel III basis, will continue to exceed the well-capitalized minimum capital requirements.

Deposit Insurance

Substantially all of the deposits of CTBI are insured up to applicable limits by the Deposit Insurance Fund (DIF) of the FDIC and are subject to deposit insurance assessments to maintain the DIF.  The FDIC utilizes a risk-based assessment system that imposes insurance premiums based upon a risk matrix that takes into account a bank's capital level and supervisory rating ("CAMELS rating").  The risk matrix utilizes four risk categories which are distinguished by capital levels and supervisory ratings.

In December 2008, the FDIC issued a final rule that raised the then current assessment rates uniformly by seven basis points for the first quarter of 2009 assessment, which resulted in annualized assessment rates for institutions in the highest risk category ("Risk Category 1 institutions") ranging from 12 to 14 basis points (basis points representing cents per $100 of assessable deposits).  In February 2009, the FDIC issued final rules to amend the DIF restoration plan, change the risk-based assessment system and set assessment rates for Risk Category 1 institutions beginning in the second quarter of 2009.  For Risk Category 1 institutions that have long-term debt issuer ratings, the FDIC determines the initial base assessment rate using a combination of weighted average CAMELS component ratings, long-term debt issuer ratings (converted to numbers and averaged) and the financial ratios method assessment rate (as defined), each equally weighted.  The initial base assessment rates for Risk Category 1 institutions range from 12 to 16 basis points, on an annualized basis.  After the effect of potential base-rate adjustments, total base assessment rates range from 7 to 24 basis points.  The potential adjustments to a Risk Category 1 institution's initial base assessment rate include (i) a potential decrease of up to five basis points for long-term unsecured debt, including senior and subordinated debt and (ii) a potential increase of up to eight basis points for secured liabilities in excess of 25% of domestic deposits.

In May 2009, the FDIC issued a final rule which levied a special assessment applicable to all insured depository institutions totaling five basis points of each institution's total assets less Tier 1 capital as of June 30, 2009, not to exceed 10 basis points of domestic deposits.  The special assessment was part of the FDIC's efforts to rebuild the DIF.  Deposit insurance expense during 2009 included $1.3 million recognized in the second quarter related to the special assessment.

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

FDIC insurance expense totaled $2.4 million for each of the years 2014, 2013, and 2012.  FDIC insurance expense includes deposit insurance assessments and Financing Corporation (FICO) assessments.

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

Since 2008 the U.S. economy has faced a severe economic crisis including a major recession from which it is slowly recovering.  Commerce and business growth across a wide range of industries and regions in the U.S. remains reduced and local governments and many businesses continue to experience financial difficulty.  While reflecting some improvement in many parts of the country and in parts of our own service area, unemployment levels remain elevated.  There can be no assurance that these conditions will continue to improve and these conditions could worsen.  Regionally, recent economic conditions in the coal industry could result in increased unemployment in the markets we serve where coal is a major contributor to the economy.  In addition, ongoing federal budget negotiations, the implementation of the Patient Protection and Affordable Care Act, the Federal Open Market Committee's plan for economic easing, and the level of U.S. debt may have a destabilizing effect on financial markets.

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

Stock Repurchase Program

CTBI's stock repurchase program began in December 1998 with the authorization to acquire up to 500,000 shares and was increased by an additional 1,000,000 shares in July 2000 and in May 2003.  We have not repurchased any shares of our common stock since February 2008.  There are currently 67,371 shares remaining under CTBI's current repurchase authorization.  As of December 31, 2014, a total of 2,432,629 shares have been repurchased through this program.  The following table shows Board authorizations and repurchases made through the stock repurchase program for the years 1998 through 2014:

	Board Authorizations	Repurchases*		Shares Available for Repurchase
		Average Price ($)	# of Shares
1998	500,000	-	0
1999	0	14.45	144,669
2000	1,000,000	10.25	763,470
2001	0	13.35	489,440
2002	0	17.71	396,316
2003	1,000,000	19.62	259,235
2004	0	23.14	60,500
2005	0	-	0
2006	0	-	0
2007	0	28.56	216,150
2008	0	25.53	102,850
2009	0	-	0
2010	0	-	0
2011	0	-	0
2012	0	-	0
2013	0	-	0
2014	0	-	0
Total	2,500,000	15.93	2,432,629	67,371

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

When the fair value of a security is below its amortized cost, and depending on the length of time the condition exists and the extent the fair market value is below amortized cost, additional analysis is performed to determine whether an other than temporary impairment condition exists.  Available-for-sale and held-to-maturity securities are analyzed quarterly for possible other than temporary impairment.  The analysis considers (i) whether we have the intent to sell our securities prior to recovery and/or maturity and (ii) whether it is more likely than not that we will not have to sell our securities prior to recovery and/or maturity.  Often, the information available to conduct these assessments is limited and rapidly changing, making estimates of fair value subject to judgment.  If actual information or conditions are different than estimated, the extent of the impairment of the security may be different than previously estimated, which could have a material effect on the CTBI's results of operations and financial condition.

Loans – Loans with the ability and the intent to be held until maturity and/or payoff are reported at the carrying value of unpaid principal reduced by unearned interest, an allowance for loan and lease losses, and unamortized deferred fees or costs.  Income is recorded on the level yield basis.  Interest accrual is discontinued when management believes, after considering economic and business conditions, collateral value, and collection efforts, that the borrower's financial condition is such that collection of interest is doubtful.  Any loan greater than 90 days past due must be well secured and in the process of collection to continue accruing interest.  Cash payments received on nonaccrual loans generally are applied against principal, and interest income is only recorded once principal recovery is reasonably assured.  Loans are not reclassified as accruing until principal and interest payments remain current for a period of time, generally six months, and future payments appear reasonably certain.  Included in certain loan categories of impaired loans are troubled debt restructurings that were classified as impaired.  A restructuring of a debt constitutes a troubled debt restructuring if the creditor for economic or legal reasons related to the debtor's financial difficulties grants a concession to the debtor that it would not otherwise consider.

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

We utilize an internal risk grading system for commercial credits.  Those larger commercial credits that exhibit probable or observed credit weaknesses are subject to individual review.  The borrower's cash flow, adequacy of collateral coverage, and other options available to CTBI, including legal remedies, are evaluated.  The review of individual loans includes those loans that are impaired as defined by ASC 310-35, Impairment of a Loan.  We evaluate the collectability of both principal and interest when assessing the need for loss provision.  Historical loss rates are analyzed and applied to other commercial loans not subject to specific allocations.  The ALLL allocation for this pool of commercial loans is established based on the historical average, maximum, minimum, and median loss ratios.

A loan is considered impaired when, based on current information and events, it is probable that CTBI will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement.  Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due.  Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired.  Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment record, and the amount of the shortfall in relation to the principal and interest owed.  Impairment is measured on a loan-by-loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

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

Historical loss rates for loans are adjusted for significant factors that, in management's judgment, reflect the impact of any current conditions on loss recognition.  We continue to use twelve rolling quarters for our historical loss rate analysis.  Factors that we consider include delinquency trends, current economic conditions and trends, strength of supervision and administration of the loan portfolio, levels of underperforming loans, level of recoveries to prior year's charge-offs, trends in loan losses, industry concentrations and their relative strengths, amount of unsecured loans, and underwriting exceptions.  Based upon management's judgment, "best case," "worst case," and "most likely" scenarios are determined.  The total of each of these weighted factors is then applied against the applicable portion of the portfolio and the ALLL is adjusted accordingly to approximate the most likely scenario.  Management continually reevaluates the other subjective factors included in its ALLL analysis.

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

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

CTBI currently does not engage in any hedging activity or any derivative activity which management considers material.  Analysis of CTBI's interest rate sensitivity can be found in the Interest Rate Risk section of Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 8. Financial Statements and Supplementary Data

Community Trust Bancorp, Inc.
Consolidated Balance Sheets

(dollars in thousands) December 31	2014	2013
Assets:
Cash and due from banks	$56,299	$64,828
Interest bearing deposits	44,285	33,200
Federal funds sold	4,933	8,613
Cash and cash equivalents	105,517	106,641

Certificates of deposit in other banks	8,197	9,568
Securities available-for-sale at fair value (amortized cost of $638,395 and $621,753, respectively)	640,186	609,405
Securities held-to-maturity at amortized cost (fair value of $1,644 and $1,601, respectively)	1,662	1,662
Loans held for sale	2,264	828

Loans	2,733,824	2,615,354
Allowance for loan and lease losses	(34,447)	(34,008)
Net loans	2,699,377	2,581,346

Premises and equipment, net	49,980	52,000
Federal Home Loan Bank stock	17,927	25,673
Federal Reserve Bank stock	4,869	4,886
Goodwill	65,490	65,490
Core deposit intangible (net of accumulated amortization of $8,138 and $7,925, respectively)	477	690
Bank owned life insurance	60,697	53,687
Mortgage servicing rights	2,968	3,424
Other real estate owned	36,776	39,188
Other assets	27,378	27,228
Total assets	$3,723,765	$3,581,716

Liabilities and shareholders' equity:
Deposits:
Noninterest bearing	$677,626	$621,321
Interest bearing	2,196,631	2,233,753
Total deposits	2,874,257	2,855,074

Repurchase agreements	235,186	208,067
Federal funds purchased and other short-term borrowings	11,041	12,465
Advances from Federal Home Loan Bank	61,170	1,286
Long-term debt	61,341	61,341
Other liabilities	32,893	30,991
Total liabilities	3,275,888	3,169,224
Commitments and contingencies (note 19)
Shareholders' equity:
Preferred stock, 300,000 shares authorized and unissued	-	-
Common stock, $5 par value, shares authorized 25,000,000; shares outstanding 2014 – 17,466,375; 2013 – 17,403,441	87,332	79,107
Capital surplus	214,684	167,122
Retained earnings	144,697	174,289
Accumulated other comprehensive income (loss), net of tax	1,164	(8,026)
Total shareholders' equity	447,877	412,492

Total liabilities and shareholders' equity	$3,723,765	$3,581,716

See notes to consolidated financial statements.

Consolidated Statements of Income and Comprehensive Income

(in thousands except per share data) Year Ended December 31	2014	2013	2012
Interest income:
Interest and fees on loans, including loans held for sale	$128,457	$131,725	$137,653
Interest and dividends on securities:
Taxable	11,314	12,425	12,009
Tax exempt	2,576	2,249	2,074
Interest and dividends on Federal Reserve Bank and Federal Home Loan Bank stock	1,136	1,367	1,433
Other, including interest on federal funds sold	384	361	553
Total interest income	143,867	148,127	153,722

Interest expense:
Interest on deposits	9,798	11,313	17,911
Interest on repurchase agreements and other short-term borrowings	841	940	1,240
Interest on advances from Federal Home Loan Bank	27	26	34
Interest on long-term debt	1,131	1,161	2,403
Total interest expense	11,797	13,440	21,588

Net interest income	132,070	134,687	132,134
Provision for loan losses	8,755	8,568	9,450
Net interest income after provision for loan losses	123,315	126,119	122,684

Noninterest income:
Service charges on deposit accounts	23,892	24,650	23,996
Gains on sales of loans, net	1,468	3,098	2,562
Trust and wealth management income	9,011	8,199	6,918
Loan related fees	3,531	4,697	4,042
Bank owned life insurance	1,996	2,747	1,760
Brokerage revenue	2,454	2,245	2,209
Securities gains (losses)	(211)	(45)	1,155
Other noninterest income	2,940	3,713	3,315
Total noninterest income	45,081	49,304	45,957

Noninterest expense:
Officer salaries and employee benefits	11,076	10,432	10,561
Other salaries and employee benefits	43,417	42,411	41,327
Occupancy, net	8,017	7,804	7,546
Equipment	3,414	3,865	3,876
Data processing	7,877	7,308	6,394
Bank franchise tax	4,857	4,493	4,571
Legal fees	2,444	2,392	2,154
Professional fees	1,832	1,790	1,545
FDIC insurance	2,400	2,442	2,553
Other real estate owned provision and expense	3,897	5,154	5,267
Repossession expense	1,508	1,522	1,707
Other noninterest expense	15,260	20,638	16,053
Total noninterest expense	105,999	110,251	103,554

Income before income taxes	62,397	65,172	65,087
Income taxes	19,146	20,000	20,225
Net income	$43,251	$45,172	$44,862

Other comprehensive income (loss):
Unrealized holding gains (losses) on securities available-for-sale:
Unrealized holding gains (losses) arising during the period	13,928	(31,878)	4,973
Less: Reclassification adjustments for realized (gains) losses included in net income	211	45	(1,155)
Tax (benefit) expense	4,949	(11,142)	1,336
Other comprehensive income (loss), net of tax	9,190	(20,691)	2,482
Comprehensive income	$52,441	$24,481	$47,344

Basic earnings per share	$2.50	$2.63	$2.64
Diluted earnings per share	$2.49	$2.62	$2.63

Weighted average shares outstanding-basic	17,326	17,158	17,013
Weighted average shares outstanding-diluted	17,397	17,240	17,073

Dividends declared per share	$1.181	$1.154	$1.136

See notes to consolidated financial statements.

Consolidated Statements of Changes in Shareholders' Equity

(in thousands except per share and share amounts)	Common Shares	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Total
Balance, January 1, 2012	16,972,994	$77,151	$156,101	$123,431	$10,183	$366,866
Net income				44,862		44,862
Other comprehensive income (loss), net of tax of ($1,336)					2,482	2,482
Cash dividends declared ($1.136 per share)				(19,349)		(19,349)
Issuance of common stock	200,873	912	3,483			4,395
Issuance of restricted stock	364	2	(2)			0
Stock-based compensation and related excess tax benefits			1,088			1,088
Balance, December 31, 2012	17,174,231	78,065	160,670	148,944	12,665	400,344
Net income				45,172		45,172
Other comprehensive income (loss), net of tax of $11,142					(20,691)	(20,691)
Cash dividends declared ($1.154 per share)				(19,827)		(19,827)
Issuance of common stock	228,260	1,038	5,310			6,348
Issuance of restricted stock	950	4	(4)			0
Stock-based compensation and related excess tax benefits			1,146			1,146
Balance, December 31, 2013	17,403,441	79,107	167,122	174,289	(8,026)	412,492
Net income				43,251		43,251
Other comprehensive income (loss), net of tax of ($4,949)					9,190	9,190
Cash dividends declared ($1.181 per share)				(20,539)		(20,539)
Issuance of 10% stock dividend		7,910	44,394	(52,304)		0
Issuance of common stock	69,138	346	1,646			1,992
Vesting of restricted stock	(8,945)	(45)	45			0
Issuance of restricted stock	4,576	23	(23)			0
Forfeiture of restricted stock	(1,835)	(9)	9			0
Stock-based compensation and related excess tax benefits			1,491			1,491
Balance, December 31, 2014	17,466,375	$87,332	$214,684	$144,697	$1,164	$447,877

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows

(in thousands) Year Ended December 31	2014	2013	2012
Cash flows from operating activities:
Net income	$43,251	$45,172	$44,862
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,314	4,562	4,324
Deferred taxes	(1,048)	582	5,441
Stock-based compensation	852	698	592
Excess tax benefits of stock-based compensation	760	572	496
Provision for loan losses	8,755	8,568	9,450
Write-downs of other real estate owned and other repossessed assets	1,730	2,480	2,704
Gains on sale of mortgage loans held for sale	(1,468)	(3,098)	(2,562)
Securities (gains) losses	211	45	(1,155)
(Gains)/losses on sale of assets, net	(73)	(19)	328
Proceeds from sale of mortgage loans held for sale	51,181	134,695	113,632
Funding of mortgage loans held for sale	(51,149)	(109,939)	(133,021)
Amortization of securities premiums and discounts, net	2,661	3,976	5,375
Change in cash surrender value of bank owned life insurance	(1,506)	(1,488)	(1,410)
Mortgage servicing rights:
Fair value adjustments	830	(206)	559
New servicing assets created	(374)	(854)	(641)
Changes in:
Other assets	(60)	4,647	1,792
Other liabilities	(1,339)	323	7,130
Net cash provided by operating activities	57,528	90,716	57,896

Cash flows from investing activities:
Certificates of deposit in other banks:
Purchase of certificates of deposit	(245)	(4,472)	0
Maturity of certificates of deposit	1,616	240	6,539
Securities available-for-sale (AFS):
Purchase of AFS securities	(217,949)	(197,264)	(285,795)
Proceeds from sales of AFS securities	135,411	42,936	39,856
Proceeds from prepayments and maturities of AFS securities	63,023	112,412	169,592
Change in loans, net	(132,906)	(76,442)	(7,664)
Purchase of premises and equipment	(2,081)	(2,105)	(4,301)
Proceeds from sale of premises and equipment	82	48	108
Asset retirement	0	0	167
Redemption of stock by FHLB	7,746	0	0
Additional investment in Federal Reserve Bank stock	(1)	(1)	(2)
Cancellation of Federal Reserve Bank stock	18	0	0
Proceeds from sale of other real estate owned and repossessed assets	6,714	9,914	11,082
Additional investment in other real estate owned and repossessed assets	0	(6)	(545)
Additional investment in bank owned life insurance	(5,504)	(7,306)	0
Net cash used in investing activities	(144,076)	(122,046)	(70,963)

Cash flows from financing activities:
Change in deposits, net	19,183	(48,774)	25,489
Change in repurchase agreements, federal funds purchased, and other short-term borrowings, net	25,695	(1,902)	(7,847)
Advances from Federal Home Loan Bank	60,000	30,000	0
Payments on advances from Federal Home Loan Bank	(116)	(30,143)	(20,180)
Issuance of common stock	1,992	6,348	4,395
Excess tax benefits of stock-based compensation	(760)	(572)	(496)
Dividends paid	(20,570)	(24,546)	(19,215)
Net cash provided by (used in) financing activities	85,424	(69,589)	(17,854)
Net decrease in cash and cash equivalents	(1,124)	(100,919)	(30,921)
Cash and cash equivalents at beginning of year	106,641	207,560	238,481
Cash and cash equivalents at end of year	$105,517	$106,641	$207,560

Supplemental disclosures:
Income taxes paid	$15,818	$20,827	$11,752
Interest paid	11,922	13,717	22,451
Non-cash activities:
Loans to facilitate the sale of other real estate owned and repossessed assets	6,168	3,528	7,768
Common stock dividends accrued, paid in subsequent quarter	216	167	4,887
Real estate acquired in settlement of loans	12,199	7,384	12,031

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements

1.  Accounting Policies

Basis of Presentation – The consolidated financial statements include Community Trust Bancorp, Inc. ("CTBI") and its subsidiaries, including its principal subsidiary, Community Trust Bank, Inc. ("CTB").  Intercompany transactions and accounts have been eliminated in consolidation.

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

When the fair value of a security is below its amortized cost, and depending on the length of time the condition exists and the extent the fair market value is below amortized cost, additional analysis is performed to determine whether an other than temporary impairment condition exists.  Available-for-sale and held-to-maturity securities are analyzed quarterly for possible other than temporary impairment.  The analysis considers (i) whether we have the intent to sell our securities prior to recovery and/or maturity and (ii) whether it is more likely than not that we will not have to sell our securities prior to recovery and/or maturity.  Often, the information available to conduct these assessments is limited and rapidly changing, making estimates of fair value subject to judgment.  If actual information or conditions are different than estimated, the extent of the impairment of the security may be different than previously estimated, which could have a material effect on the CTBI's results of operations and financial condition.

Loans – Loans with the ability and the intent to be held until maturity and/or payoff are reported at the carrying value of unpaid principal reduced by unearned interest, an allowance for loan and lease losses, and unamortized deferred fees or costs.  Income is recorded on the level yield basis.  Interest accrual is discontinued when management believes, after considering economic and business conditions, collateral value, and collection efforts, that the borrower's financial condition is such that collection of interest is doubtful.  Any loan greater than 90 days past due must be well secured and in the process of collection to continue accruing interest.  Cash payments received on nonaccrual loans generally are applied against principal, and interest income is only recorded once principal recovery is reasonably assured.  Loans are not reclassified as accruing until principal and interest payments remain current for a period of time, generally six months, and future payments appear reasonably certain.  Included in certain loan categories of impaired loans are troubled debt restructurings that were classified as impaired.  A restructuring of a debt constitutes a troubled debt restructuring if the creditor for economic or legal reasons related to the debtor's financial difficulties grants a concession to the debtor that it would not otherwise consider.

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

We utilize an internal risk grading system for commercial credits.  Those larger commercial credits that exhibit probable or observed credit weaknesses are subject to individual review.  The borrower's cash flow, adequacy of collateral coverage, and other options available to CTBI, including legal remedies, are evaluated.  The review of individual loans includes those loans that are impaired as defined by ASC 310-35, Impairment of a Loan.  We evaluate the collectability of both principal and interest when assessing the need for loss provision.  Historical loss rates are analyzed and applied to other commercial loans not subject to specific allocations.  The ALLL allocation for this pool of commercial loans is established based on the historical average, maximum, minimum, and median loss ratios.

A loan is considered impaired when, based on current information and events, it is probable that CTBI will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement.  Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due.  Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired.  Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment record, and the amount of the shortfall in relation to the principal and interest owed.  Impairment is measured on a loan-by-loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

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

Historical loss rates for loans are adjusted for significant factors that, in management's judgment, reflect the impact of any current conditions on loss recognition.  We continue to use twelve rolling quarters for our historical loss rate analysis.  Factors that we consider include delinquency trends, current economic conditions and trends, strength of supervision and administration of the loan portfolio, levels of underperforming loans, level of recoveries to prior year's charge-offs, trends in loan losses, industry concentrations and their relative strengths, amount of unsecured loans, and underwriting exceptions.  Based upon management's judgment, "best case," "worst case," and "most likely" scenarios are determined.  The total of each of these weighted factors is then applied against the applicable portion of the portfolio and the ALLL is adjusted accordingly to approximate the most likely scenario.  Management continually reevaluates the other subjective factors included in its ALLL analysis.

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

Federal Home Loan Bank and Federal Reserve Stock – CTB is a member of the Federal Home Loan Bank ("FHLB") system.  Members are required to own a certain amount of stock based on the level of borrowings and other factors and may invest on additional amounts.  FHLB stock is carried at cost, classified as a restricted security, and periodically evaluated for impairment based on the ultimate recovery par value.  Both cash and stock dividends are reported as income.

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

The balance of goodwill, at $65.5 million, has not changed since January 1, 2012.  The activity to core deposit intangible for the years ended December 31, 2014, 2013, and 2012 is shown below.

Core Deposit Intangible:

(in thousands)	2014	2013	2012
Beginning balance, January 1	$690	$904	$1,117
Amortization	(213)	(214)	(213)
Ending balance, December 31	$477	$690	$904

Amortization of core deposit intangible is estimated at approximately $0.2 million annually for years one and two and $0.1 million for year three, at which time core deposit intangible will be fully amortized.

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

Income Taxes – Income tax expense is based on the taxes due on the consolidated tax return plus deferred taxes based on the expected future tax benefits and consequences of temporary differences between carrying amounts and tax bases of assets and liabilities, using enacted tax rates.  Any interest and penalties incurred in connection with income taxes are recorded as a component of income tax expense in the consolidated financial statements.  During the years ended December 31, 2014, 2013, and 2012, CTBI has not recognized a significant amount of interest expense or penalties in connection with income taxes.

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

Mortgage Servicing Rights – Mortgage servicing rights ("MSRs") are carried at fair market value following the accounting guidance in ASC 860-50, Servicing Assets and Liabilities.  MSRs are valued using Level 3 inputs as defined in ASC 820, Fair Value Measurements.  The fair value is determined quarterly based on an independent third-party valuation using a discounted cash flow analysis and calculated using a computer pricing model.  The system used in this evaluation, Compass Point, attempts to quantify loan level idiosyncratic risk by calculating a risk derived value.  As a result, each loan's unique characteristics determine the valuation assumptions ascribed to that loan.  Additionally, the computer valuation is based on key economic assumptions including the prepayment speeds of the underlying loans generated using the Andrew Davidson Prepayment Model, FHLMC/FNMA guidelines, the weighted-average life of the loan, the discount rate, the weighted-average coupon, and the weighted-average default rate, as applicable.  Along with the gains received from the sale of loans, fees are received for servicing loans.  These fees include late fees, which are recorded in interest income, and ancillary fees and monthly servicing fees, which are recorded in noninterest income.  Costs of servicing loans are charged to expense as incurred.  Changes in fair market value of the MSRs are reported as an increase or decrease to mortgage banking income.

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

On June 2, 2014, CTBI issued a 10% stock dividend to shareholders of record on May 15, 2014.  Based on the number of common shares outstanding on the record date, CTBI issued 1,582,137 new shares.  The fair market value of the additional shares issued, aggregating $52.3 million, was charged to retained earings, and common stock and additional paid-in capital were increased by $7.9 million and $44.4 million, respectively.  All references in the consolidated financial statements and accompanying footnotes to the number of common shares and per share amounts are based on the increased number of shares giving restrospective effect to the stock dividend.

New Accounting Standards –

➢            Accounting for Investments in Qualified Affordable Housing Projects – In January 2014, the FASB issued ASU No. 2014-01, Investments—Equity Method and Joint Ventures (Topic 323):  Accounting for Investments in Qualified Affordable Housing Projects, which enables companies that invest in affordable housing projects that qualify for the low-income housing tax credit (LIHTC) to elect to use the proportional amortization method if certain conditions are met.  Under the proportional amortization method, the initial investment cost of the project is amortized in proportion to the amount of tax credits and benefits received, with the results of the investment presented on a net basis as a component of income tax expense (benefit).  ASU 2014-01 is effective for interim and annual periods beginning after December 15, 2014.  The adoption of this ASU is not expected to have a material impact on CTBI's consolidated financial statements.

➢            Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure – In January 2014, the FASB also issued ASU No. 2014-04, Receivables—Troubled Debt Restructurings by Creditors (Subtopic 310-40):  Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure, which clarifies when an in-substance foreclosure or repossession of residential real estate property occurs, requiring a creditor to reclassify the loan to other real estate.  According to ASU 2014-04, a consumer mortgage loan should be reclassified to other real estate either upon the creditor obtaining legal title to the real estate collateral or when the borrower voluntarily conveys all interest in the real estate property to the creditor through a deed in lieu of foreclosure or similar legal agreement.  ASU 2014-04 also clarifies that a creditor should not delay reclassification when a borrower has a legal right of redemption.  ASU 2014-04 is effective for interim and annual periods beginning after December 15, 2014.  The adoption of this ASU is not expected to have a material impact on CTBI's consolidated financial statements as our practice is already consistent with the new guidance.

➢            Elimination of Extraordinary Reporting – In January 2015, the FASB issued ASU No. 2015-01, Income Statement – Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items.  The FASB issued this ASU as part of its initiative to reduce complexity in accounting standards.  The objective of the simplification initiative is to identify, evaluate, and improve areas of U.S. GAAP for which cost and complexity can be reduced while maintaining or improving the usefulness of the information provided to the users of financial statements.  The amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015.  A reporting entity may apply the amendments prospectively.  A reporting entity also may apply the amendments retrospectively to all prior periods presented in the financial statements.  Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption.  The effective date is the same for both public business entities and all other entities.  For an entity that prospectively applies the guidance, the only required transition disclosure will be to disclose, if applicable, both the nature and the amount of an item included in income from continuing operations after adoption that adjusts an extraordinary item previously classified and presented before the date of adoption.  An entity retrospectively applying the guidance should provide the disclosures in paragraphs 250-10-50-1 through 50-2.

2.  Cash and Due from Banks and Interest Bearing Deposits

Included in cash and due from banks and interest bearing deposits are amounts required to be held at the Federal Reserve or maintained in vault cash in accordance with regulatory reserve requirements.  The balance requirements were $64.5 million and $60.0 million at December 31, 2014 and 2013, respectively.

At December 31, 2014, CTBI had cash accounts which exceeded federally insured limits, and therefore are not subject to FDIC insurance, with $40.9 million in deposits with the Federal Reserve, $22.1 million in deposits with Fifth Third Bank, and $3.4 million in deposits with the Federal Home Loan Bank.

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

The amortized cost and fair value of securities at December 31, 2014 are summarized as follows:

Available-for-Sale

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury and government agencies	$190,563	$509	$(2,140)	$188,932
State and political subdivisions	133,951	3,973	(466)	137,458
U.S. government sponsored agency mortgage-backed securities	288,881	2,876	(2,850)	288,907
Total debt securities	613,395	7,358	(5,456)	615,297
Marketable equity securities	25,000	0	(111)	24,889
Total available-for-sale securities	$638,395	$7,358	$(5,567)	$640,186

Held-to-Maturity

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury and government agencies	$480	$0	$(19)	$461
State and political subdivisions	1,182	1	0	1,183
Total held-to-maturity securities	$1,662	$1	$(19)	$1,644

The amortized cost and fair value of securities at December 31, 2013 are summarized as follows:

Available-for-Sale

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury and government agencies	$77,838	$277	$(5,492)	$72,623
State and political subdivisions	118,055	1,907	(3,259)	116,703
U.S. government sponsored agency mortgage-backed securities	370,860	4,273	(7,836)	367,297
Total debt securities	566,753	6,457	(16,587)	556,623
Marketable equity securities	55,000	0	(2,218)	52,782
Total available-for-sale securities	$621,753	$6,457	$(18,805)	$609,405

Held-to-Maturity

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury and government agencies	$480	$0	$(62)	$418
State and political subdivisions	1,182	1	0	1,183
Total held-to-maturity securities	$1,662	$1	$(62)	$1,601

The amortized cost and fair value of securities at December 31, 2014 by contractual maturity are shown below.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale		Held-to-Maturity
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$9,153	$9,193	$0	$0
Due after one through five years	124,725	125,444	0	0
Due after five through ten years	141,407	141,625	1,662	1,644
Due after ten years	49,229	50,128	0	0
U.S. government sponsored agency mortgage-backed securities	288,881	288,907	0	0
Total debt securities	613,395	615,297	1,662	1,644
Marketable equity securities	25,000	24,889	0	0
Total securities	$638,395	$640,186	$1,662	$1,644

There was a combined loss of $211 thousand realized in 2014. A pre-tax gain of $2.1 million and a pre-tax loss of $2.4 million were realized during the year.  There was a combined loss of $45 thousand realized in 2013 and a combined gain of $1.2 million realized in 2012.

 The amortized cost of securities pledged as collateral, to secure public deposits and for other purposes, was $267.1 million at December 31, 2014 and $257.5 million at December 31, 2013.

The amortized cost of securities sold under agreements to repurchase amounted to $280.9 million at December 31, 2014 and $255.4 million at December 31, 2013.

Certain investments in debt and marketable equity securities are reported in the financial statements at amounts less than their historical costs.  CTBI evaluates its investment portfolio on a quarterly basis for impairment.  The analysis performed as of December 31, 2014 indicates that all impairment is considered temporary, market and interest rate driven, and not credit-related.  The percentage of total investments with unrealized losses as of December 31, 2014 was 44.1% compared to 67.8% as of December 31, 2013.  The following tables provide the amortized cost, gross unrealized losses, and fair market value, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position as of December 31, 2014 that are not deemed to be other-than-temporarily impaired.

Available-for-Sale

(in thousands)	Amortized Cost	Gross Unrealized Losses	Fair Value
Less Than 12 Months
U.S. Treasury and government agencies	$31,185	$(87)	$31,098
State and political subdivisions	8,800	(23)	8,777
U.S. government sponsored agency mortgage-backed securities	50,115	(442)	49,673
Total debt securities	90,100	(552)	89,548
Marketable equity securities	25,000	(111)	24,889
Total <12 months temporarily impaired AFS securities	115,100	(663)	114,437

12 Months or More
U.S. Treasury and government agencies	65,209	(2,053)	63,156
State and political subdivisions	21,308	(443)	20,865
U.S. government sponsored agency mortgage-backed securities	86,389	(2,408)	83,981
Total debt securities	172,906	(4,904)	168,002
Marketable equity securities	0	0	0
Total ≥12 months temporarily impaired AFS securities	172,906	(4,904)	168,002

Total
U.S. Treasury and government agencies	96,394	(2,140)	94,254
State and political subdivisions	30,108	(466)	29,642
U.S. government sponsored agency mortgage-backed securities	136,504	(2,850)	133,654
Total debt securities	263,006	(5,456)	257,550
Marketable equity securities	25,000	(111)	24,889
Total temporarily impaired AFS securities	$288,006	$(5,567)	$282,439

Held-to-Maturity

(in thousands)	Amortized Cost	Gross Unrealized Losses	Fair Value
12 Months or More
U.S. Treasury and government agencies	$480	$(19)	$461
Total temporarily impaired HTM securities	$480	$(19)	$461

U.S. Treasury and Government Agencies

The unrealized losses in U.S. Treasury and government agencies were caused by interest rate increases.  The contractual terms of those investments do not permit the issuer to settle the securities at a price less than amortized cost.  CTBI does not consider those investments to be other-than-temporarily impaired at December 31, 2014, because CTBI does not intend to sell the investments and it is not more likely than not that we will be required to sell the investments before recovery of their amortized cost, which may be maturity.

State and Political Subdivisions

The unrealized losses in securities of state and political subdivisions were caused by interest rate increases.  The contractual terms of those investments do not permit the issuer to settle the securities at a price less than amortized cost.  CTBI does not consider those investments to be other-than-temporarily impaired at December 31, 2014, because CTBI does not intend to sell the investments before recovery of their amortized cost, which may be maturity.

U.S. Government Sponsored Agency Mortgage-Backed Securities

The unrealized losses in U.S. government sponsored agency mortgage-backed securities were caused by interest rate increases.  CTBI expects to recover the amortized cost basis over the term of the securities.  CTBI does not consider those investments to be other-than-temporarily impaired at December 31, 2014, because (i) the decline in market value is attributable to changes in interest rates and not credit quality, (ii) CTBI does not intend to sell the investments, and (iii) it is not more likely than not we will be required to sell the investments before recovery of their amortized cost, which may be maturity.

Marketable Equity Securities

CTBI's investments in marketable equity securities consist of investments in fixed income mutual funds ($24.9 million of the total fair value and $111 thousand of the total unrealized losses in common stock investments).  The severity of the impairment (fair value is approximately 0.4% less than cost) and the duration of the impairment correlates with the decline in long-term interest rates in 2014.  CTBI evaluated the near-term prospects of these funds in relation to the severity and duration of the impairment.  Based on that evaluation, CTBI does not consider those investments to be other-than-temporarily impaired at December 31, 2014.

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

Available-for-Sale

(in thousands)	Amortized Cost	Gross Unrealized Losses	Fair Value
Less Than 12 Months
U.S. Treasury and government agencies	$31,631	$(1,970)	$29,661
State and political subdivisions	57,165	(2,789)	54,376
U.S. government sponsored agency mortgage-backed securities	238,824	(7,829)	230,995
Total debt securities	327,620	(12,588)	315,032
Marketable equity securities	55,000	(2,218)	52,782
Total <12 months temporarily impaired AFS securities	382,620	(14,806)	367,814

12 Months or More
U.S. Treasury and government agencies	35,750	(3,522)	32,228
State and political subdivisions	7,639	(470)	7,169
U.S. government sponsored agency mortgage-backed securities	6,579	(7)	6,572
Total debt securities	49,968	(3,999)	45,969
Marketable equity securities	0	0	0
Total ≥12 months temporarily impaired AFS securities	49,968	(3,999)	45,969

Total
U.S. Treasury and government agencies	67,381	(5,492)	61,889
State and political subdivisions	64,804	(3,259)	61,545
U.S. government sponsored agency mortgage-backed securities	245,403	(7,836)	237,567
Total debt securities	377,588	(16,587)	361,001
Marketable equity securities	55,000	(2,218)	52,782
Total temporarily impaired AFS securities	$432,588	$(18,805)	$413,783

Held-to-Maturity

(in thousands)	Amortized Cost	Gross Unrealized Losses	Fair Value
12 Months or More
U.S. Treasury and government agencies	$480	$(62)	$418
Total temporarily impaired HTM securities	$480	$(62)	$418

4.  Loans

Major classifications of loans, net of unearned income, deferred loan origination costs, and net premiums on acquired loans, are summarized as follows:

(in thousands)	December 31 2014	December 31 2013
Commercial construction	$121,942	$110,779
Commercial secured by real estate	948,626	872,542
Equipment lease financing	10,344	8,840
Commercial other	352,048	374,881
Real estate construction	62,412	56,075
Real estate mortgage	712,465	697,601
Home equity	88,335	84,880
Consumer direct	122,136	122,215
Consumer indirect	315,516	287,541
Total loans	$2,733,824	$2,615,354

CTBI has segregated and evaluates its loan portfolio through nine portfolio segments. CTBI serves customers in small and mid-sized communities in eastern, northeastern, central, and south central Kentucky, southern West Virginia, and northeastern Tennessee.  Therefore, CTBI's exposure to credit risk is significantly affected by changes in these communities.

Commercial construction loans are for the purpose of erecting or rehabilitating buildings or other structures for commercial purposes, including any infrastructure necessary for development.   Included in this category are improved property, land development, and tract development loans.  The terms of these loans are generally short-term with permanent financing upon completion.

Commercial real estate loans include loans secured by nonfarm, nonresidential properties, 1-4 family/multi-family properties, farmland, and other commercial real estate.  These loans are originated based on the borrower's ability to service the debt and secondarily based on the fair value of the underlying collateral.

Equipment lease financing loans are fixed, variable, and tax exempt leases for commercial purposes.

Commercial other loans consist of commercial check loans, agricultural loans, receivable financing, floorplans, loans to financial institutions, loans for purchasing or carrying securities, and other commercial purpose loans.  Commercial loans are underwritten based on the borrower's ability to service debt from the business's underlying cash flows.  As a general practice, we obtain collateral such as real estate, equipment, or other assets, although such loans may be uncollateralized but guaranteed.

Real estate construction loans are typically for owner-occupied properties.  The terms of these loans are generally short-term with permanent financing upon completion.

Residential real estate loans are a mixture of fixed rate and adjustable rate first and second lien residential mortgage loans.  As a policy, CTBI holds adjustable rate loans and sells the majority of its fixed rate first lien mortgage loans into the secondary market.  Changes in interest rates or market conditions may impact a borrower's ability to meet contractual principal and interest payments.  Residential real estate loans are secured by real property.

Home equity lines are revolving adjustable rate credit lines secured by real property.

Consumer direct loans are fixed rate products comprised of unsecured loans, consumer revolving credit lines, deposit secured loans, and all other consumer purpose loans.

Consumer indirect loans are fixed rate loans secured by automobiles, trucks, vans, and recreational vehicles originated at the selling dealership underwritten and purchased by CTBI's indirect lending department.  Both new and used products are financed.  Only dealers who have executed dealer agreements with CTBI participate in the indirect lending program.

Not included in the loan balances above were loans held for sale in the amount of $2.3 million at December 31, 2014 and $0.8 million at December 31, 2013.

Refer to note 1 to the condensed consolidated financial statements for further information regarding our nonaccrual policy.  Nonaccrual loans segregated by class of loans were as follows:

(in thousands)	December 31 2014	December 31 2013
Commercial:
Commercial construction	$4,339	$4,519
Commercial secured by real estate	6,725	6,576
Commercial other	2,423	2,801

Residential:
Real estate construction	602	481
Real estate mortgage	6,513	5,152
Home equity	369	429
Total nonaccrual loans	$20,971	$19,958

The following tables present CTBI's loan portfolio aging analysis, segregated by class, as of December 31, 2014 and 2013:

	December 31, 2014
(in thousands)	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Current	Total Loans	90+ and Accruing*
Commercial:
Commercial construction	$40	$31	$6,171	$6,242	$115,700	$121,942	$1,863
Commercial secured by real estate	2,471	1,595	10,763	14,829	933,797	948,626	4,682
Equipment lease financing	0	0	0	0	10,344	10,344	0
Commercial other	826	55	4,205	5,086	346,962	352,048	2,367
Residential:
Real estate construction	92	144	985	1,221	61,191	62,412	383
Real estate mortgage	1,005	5,171	13,049	19,225	693,240	712,465	7,742
Home equity	779	197	703	1,679	86,656	88,335	422
Consumer:
Consumer direct	1,307	295	141	1,743	120,393	122,136	141
Consumer indirect	2,304	586	385	3,275	312,241	315,516	385
Total	$8,824	$8,074	$36,402	$53,300	$2,680,524	$2,733,824	$17,985

	December 31, 2013
(in thousands)	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Current	Total Loans	90+ and Accruing*
Commercial:
Commercial construction	$250	$166	$6,012	$6,428	$104,351	$110,779	$1,673
Commercial secured by real estate	3,703	1,982	16,660	22,345	850,197	872,542	12,403
Equipment lease financing	0	0	0	0	8,840	8,840	0
Commercial other	344	422	6,156	6,922	367,959	374,881	3,723
Residential:
Real estate construction	81	383	694	1,158	54,917	56,075	213
Real estate mortgage	1,274	4,419	9,346	15,039	682,562	697,601	4,847
Home equity	786	330	737	1,853	83,027	84,880	324
Consumer:
Consumer direct	1,063	291	119	1,473	120,742	122,215	119
Consumer indirect	2,750	668	297	3,715	283,826	287,541	297
Total	$10,251	$8,661	$40,021	$58,933	$2,556,421	$2,615,354	$23,599

*90+ and Accruing are also included in 90+ Days Past Due column.

The risk characteristics of CTBI's material portfolio segments are as follows:

Commercial construction loans generally are made to customers for the purpose of building income-producing properties.  Personal guarantees of the principals are generally required.  Such loans are made on a projected cash flow basis and are secured by the project being constructed.  Construction loan draw procedures are included in each specific loan agreement, including required documentation items and inspection requirements.  Construction loans may convert to term loans at the end of the construction period, or may be repaid by the take-out commitment from another financing source.  If the loan is to convert to a term loan, the repayment ability is based on the borrower's projected cash flow.  Risk is mitigated during the construction phase by requiring proper documentation and inspections whenever a draw is requested.  Loans in amounts greater that $500,000 generally require a performance bond to be posted by the general contractor to assure completion of the project.

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

Consumer loans are secured by consumer assets such as automobiles or recreational vehicles.  Some consumer loans are unsecured such as small installment loans and certain lines of credit.  Our determination of a borrower's ability to repay these loans is primarily dependent on the personal income and credit rating of the borrowers, which can be impacted by economic conditions in their market areas such as unemployment levels.  Repayment can also be impacted by changes in property values on residential properties.  Risk is mitigated by the fact that the loans are of smaller individual amounts and spread over a large number of borrowers.

The indirect lending area of the bank generally deals with purchasing/funding consumer contracts with new and used automobile dealers.  The dealers generate consumer loan applications which are forwarded to the indirect loan processing area for approval or denial.  Loan approvals or denials are based on the creditworthiness and repayment ability of the borrower, and on the collateral value.  The dealers may have recourse agreements with CTB.

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

➢
Watch graded loans are loans that warrant extra management attention but are not currently criticized.  Loans on the watch list may be potential troubled credits or may warrant "watch" status for a reason not directly related to the asset quality of the credit.  The watch grade is a management tool to identify credits which may be candidates for future classification or may temporarily warrant extra management monitoring.

➢
Other assets especially mentioned (OAEM) reflects loans that are currently protected but are potentially weak.  These loans constitute an undue and unwarranted credit risk but not to the point of justifying a classification of substandard.  The credit risk may be relatively minor yet constitute an unwarranted risk in light of circumstances surrounding a specific asset. Loans in this grade display potential weaknesses which may, if unchecked or uncorrected, inadequately protect CTBI's credit position at some future date.  The loans may be adversely affected by economic or market conditions.

➢
Substandard grading indicates that the loan is inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged.  These loans have a well-defined weakness or weaknesses that jeopardize the orderly liquidation of the debt with the distinct possibility that CTBI will sustain some loss if the deficiencies are not corrected.

➢
Doubtful graded loans have the weaknesses inherent in the substandard grading with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.  The probability of loss is extremely high, but because of certain important and reasonably specific pending factors which may work to CTBI's advantage or strengthen the asset(s), its classification as an estimated loss is deferred until its more exact status may be determined.  Pending factors include proposed merger, acquisition, or liquidation procedures, capital injection, perfecting liens on additional collateral, and refinancing plans.

The following tables present the credit risk profile of CTBI's commercial loan portfolio based on rating category and payment activity, segregated by class of loans, as of December 31, 2014 and 2013:

(in thousands)	Commercial Construction	Commercial Secured by Real Estate	Equipment Leases	Commercial Other	Total
December 31, 2014
Pass	$101,314	$834,751	$10,344	$307,270	$1,253,679
Watch	9,857	69,123	0	36,114	115,094
OAEM	934	10,973	0	881	12,788
Substandard	5,647	27,901	0	5,772	39,320
Doubtful	4,190	5,878	0	2,011	12,079
Total	$121,942	$948,626	$10,344	$352,048	$1,432,960

December 31, 2013
Pass	$85,699	$746,202	$8,840	$321,818	$1,162,559
Watch	13,519	77,561	0	32,800	123,880
OAEM	0	6,639	0	6,200	12,839
Substandard	7,208	37,334	0	11,772	56,314
Doubtful	4,353	4,806	0	2,291	11,450
Total	$110,779	$872,542	$8,840	$374,881	$1,367,042

The following tables present the credit risk profile of CTBI's residential real estate and consumer loan portfolios based on performing or nonperforming status, segregated by class, as of December 31, 2014 and 2013:

(in thousands)	Real Estate Construction	Real Estate Mortgage	Home Equity	Consumer Direct	Consumer Indirect	Total
December 31, 2014
Performing	$61,427	$698,210	$87,544	$121,995	$315,131	$1,284,307
Nonperforming (1)	985	14,255	791	141	385	16,557
Total	$62,412	$712,465	$88,335	$122,136	$315,516	$1,300,864

December 31, 2013
Performing	$55,381	$687,602	$84,127	$122,096	$287,244	$1,236,450
Nonperforming (1)	694	9,999	753	119	297	11,862
Total	$56,075	$697,601	$84,880	$122,215	$287,541	$1,248,312

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

The following table presents impaired loans, the average investment in impaired loans, and interest income recognized on impaired loans for the years ended December 31, 2014, 2013, and 2012:

	December 31, 2014
(in thousands)	Recorded Balance	Unpaid Contractual Principal Balance	Specific Allowance	Average Investment in Impaired Loans	*Interest Income Recognized
Loans without a specific valuation allowance:
Commercial construction	$5,653	$5,654	$0	$5,415	$205
Commercial secured by real estate	31,639	33,268	0	34,650	1,180
Commercial other	13,069	14,597	0	15,663	783
Real estate mortgage	1,277	1,277	0	1,507	53

Loans with a specific valuation allowance:
Commercial construction	3,974	3,974	734	4,216	0
Commercial secured by real estate	2,718	2,876	827	4,376	11
Commercial other	738	862	181	531	1

Totals:
Commercial construction	9,627	9,628	734	9,631	205
Commercial secured by real estate	34,357	36,144	827	39,026	1,191
Commercial other	13,807	15,459	181	16,194	784
Real estate mortgage	1,277	1,277	0	1,507	53
Total	$59,068	$62,508	$1,742	$66,358	$2,233

	December 31, 2013
(in thousands)	Recorded Balance	Unpaid Contractual Principal Balance	Specific Allowance	Average Investment in Impaired Loans	*Interest Income Recognized
Loans without a specific valuation allowance:
Commercial construction	$5,457	$5,458	$0	$5,595	$240
Commercial secured by real estate	35,258	36,173	0	32,472	1,231
Commercial other	14,839	16,435	0	15,396	568
Real estate mortgage	1,024	1,024	0	934	43

Loans with a specific valuation allowance:
Commercial construction	4,353	4,359	1,189	4,935	0
Commercial secured by real estate	4,039	4,326	1,005	5,033	1
Commercial other	330	453	102	525	0

Totals:
Commercial construction	9,810	9,817	1,189	10,530	240
Commercial secured by real estate	39,297	40,499	1,005	37,505	1,232
Commercial other	15,169	16,888	102	15,921	568
Real estate mortgage	1,024	1,024	0	934	43
Total	$65,300	$68,228	$2,296	$64,890	$2,083

	December 31, 2012
(in thousands)	Recorded Balance	Unpaid Contractual Principal Balance	Specific Allowance	Average Investment in Impaired Loans	*Interest Income Recognized
Loans without a specific valuation allowance:
Commercial construction	$3,692	$4,146	$0	$4,249	$97
Commercial secured by real estate	35,046	35,818	0	35,542	1,337
Commercial other	13,285	15,484	0	11,083	416
Real estate mortgage	695	695	0	481	30

Loans with a specific valuation allowance:
Commercial construction	5,703	6,933	1,820	6,585	0
Commercial secured by real estate	3,067	3,189	1,090	3,243	0
Commercial other	1,010	2,331	338	1,441	0

Commercial construction	9,395	11,079	1,820	10,834	97
Commercial secured by real estate	38,113	39,007	1,090	38,785	1,337
Commercial other	14,295	17,815	338	12,524	416
Real estate mortgage	695	695	0	481	30
Total	$62,498	$68,596	$3,248	$62,624	$1,880

*Cash basis interest is substantially the same as interest income recognized.

Included in certain loan categories of impaired loans are certain loans and leases that have been modified in a troubled debt restructuring, where economic concessions have been granted to borrowers who have experienced financial difficulties. These concessions typically result from our loss mitigation activities and could include reductions in the interest rate, payment extensions, forgiveness of principal, forbearance or other actions.  Modifications of terms for our loans and their inclusion as troubled debt restructurings are based on individual facts and circumstances.  Loan modifications that are included as troubled debt restructurings may involve either an increase or reduction of the interest rate, extension of the term of the loan, or deferral of principal and/or interest payments, regardless of the period of the modification.  All of the loans identified as troubled debt restructuring were modified due to financial stress of the borrower.  In order to determine if a borrower is experiencing financial difficulty, an evaluation is performed to determine the probability that the borrower will be in payment default on any of its debt in the foreseeable future with the modification.  This evaluation is performed under CTBI's internal underwriting policy.

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

During 2014, certain loans were modified in troubled debt restructurings, where economic concessions were granted to borrowers consisting of reductions in the interest rates, payment extensions, forgiveness of principal, and forbearances.  Presented below, segregated by class of loans, are troubled debt restructurings that occurred during the years ended December 31, 2014 and 2013:

	Year Ended December 31, 2014
(in thousands)	Number of Loans	Term Modification	Rate Modification	Combination	Post-Modification Outstanding Balance
Commercial:
Commercial construction	1	$7	$0	$0	$7
Commercial secured by real estate	11	5,707	0	68	5,775
Commercial other	8	1,268	0	0	1,268
Residential:
Real estate mortgage	2	0	0	848	848
Total troubled debt restructurings	22	$6,982	$0	$916	$7,898

	Year Ended December 31, 2013
(in thousands)	Number of Loans	Term Modification	Rate Modification	Combination	Post-Modification Outstanding Balance
Commercial:
Commercial construction	6	$2,603	$0	$0	$2,603
Commercial secured by real estate	27	2,568	0	2,920	5,488
Commercial other	30	6,471	0	152	6,623
Residential:
Real estate mortgage	1	373	0	0	373
Total troubled debt restructurings	64	$12,015	$0	$3,072	$15,087

No charge-offs have resulted from modifications for any of the presented periods.  We have commitments to extend additional credit in the amount of $0.1 million on loans that are considered troubled debt restructurings.

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

(in thousands)	Year Ended December 31, 2014
	Number of Loans	Recorded Balance
Commercial:
Commercial other	1	$88
Residential:
Real estate mortgage	1	581
Total defaulted restructured loans	2	$669

(in thousands)	Year Ended December 31, 2013
	Number of Loans	Recorded Balance
Commercial:
Commercial secured by real estate	2	$89
Commercial other	6	596
Residential:
Real estate mortgage	1	373
Total defaulted restructured loans	9	$1,058

5.  Mortgage Banking and Servicing Rights

Mortgage banking activities primarily include residential mortgage originations and servicing.  As discussed in note 1 above, mortgage servicing rights ("MSRs") are carried at fair market value.  The fair value is determined quarterly based on an independent third-party valuation using a discounted cash flow analysis and calculated using a computer pricing model.  The system used in this evaluation, Compass Point, attempts to quantify loan level idiosyncratic risk by calculating a risk derived value.  As a result, each loan's unique characteristics determine the valuation assumptions ascribed to that loan.  Additionally, the computer valuation is based on key economic assumptions including the prepayment speeds of the underlying loans generated using the Andrew Davidson Prepayment Model, FHLMC/FNMA guidelines, the weighted-average life of the loan, the discount rate, the weighted-average coupon, and the weighted-average default rate, as applicable.  Along with the gains received from the sale of loans, fees are received for servicing loans.  These fees include late fees, which are recorded in interest income, and ancillary fees and monthly servicing fees, which are recorded in noninterest income.  Costs of servicing loans are charged to expense as incurred.  Changes in fair market value of the MSRs are reported as an increase or decrease to mortgage banking income.

The following table presents the components of mortgage banking income:

(in thousands) Year Ended December 31	2014	2013	2012
Net gain on sale of loans held for sale	$1,468	$3,098	$2,562
Net loan servicing income (expense)
Servicing fees	1,129	1,121	1,083
Late fees	112	98	83
Ancillary fees	149	368	382
Fair value adjustments	(830)	206	(559)
Net loan servicing income	560	1,793	989
Mortgage banking income	$2,028	$4,891	$3,551

Mortgage loans serviced for others are not included in the accompanying balance sheets.  Loans serviced for the benefit of others (primarily FHLMC) totaled $441 million, $456 million, and $419 million at December 31, 2014, 2013 and 2012, respectively.  Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors, and processing foreclosures.  Custodial escrow balances maintained in connection with the foregoing loan servicing, and included in demand deposits, were approximately $888 thousand, $855 thousand, and $673 thousand at December 31, 2014, 2013, and 2012, respectively.

Activity for capitalized mortgage servicing rights using the fair value method is as follows:

(in thousands)	2014	2013	2012
Fair value of MSRs, beginning of period	$3,424	$2,364	$2,282
New servicing assets created	374	854	641
Change in fair value during the period due to:
Time decay (1)	(162)	(159)	(116)
Payoffs (2)	(202)	(423)	(478)
Changes in valuation inputs or assumptions (3)	(466)	788	35
Fair value of MSRs, end of period	$2,968	$3,424	$2,364

(1)	Represents decrease in value due to regularly scheduled loan principal payments and partial loan paydowns.
(2)	Represents decrease in value due to loans that paid off during the period.
(3)	Represents change in value resulting from market-driven changes in interest rates.

The fair values of capitalized mortgage servicing rights were $3.0 million, $3.4 million, and $2.4 million at December 31, 2014, 2013, and 2012, respectively.  Fair values were determined by third-party valuations using a discount rate of 10.1%, 10.0%, and 10.5%, for the years ended December 31, 2014, 2013, and 2012, respectively, and weighted average default rates of 3.61%, 3.36%, and 2.65%, respectively.  Prepayment speeds generated using the Andrew Davidson Prepayment Model averaged 11.3%, 9.7%, and 16.3% at December 31, 2014, 2013, and 2012, respectively.  These assumptions are prepared by the third party provider and reviewed and approved by management prior to final determination of the fair value.  MSR values are very sensitive to movement in interest rates as expected future net servicing income depends on the projected balance of the underlying loans, which can be greatly impacted by the level of prepayments.  CTBI does not currently hedge against changes in the fair value of its MSR portfolio.

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

Activity for related party extensions of credit during 2014 and 2013 is as follows:

(in thousands)	2014	2013
Related party extensions of credit, beginning of period	$33,103	$33,038
New loans and advances on lines of credit	5,500	8,305
Repayments	(1,281)	(8,237)
Increase (decrease) due to changes in related parties	151	(3)
Related party extensions of credit, end of period	$37,473	$33,103

The aggregate balances of related party deposits at December 31, 2014 and 2013 were $12.4 million and $13.3 million, respectively.

A director of CTBI, is a shareholder in a law firm that provided services to CTBI and its subsidiaries during the years 2014, 2013, and 2012.  Approximately $1.0 million in legal fees and $0.1 million in expenses paid on behalf of CTBI, $1.1 million total, were paid to this law firm during 2014.  Approximately $1.1 million in legal fees and $0.2 million in expenses, $1.3 million total, were paid during 2013, and approximately $1.3 million in legal fees and $0.2 million in expenses, $1.5 million in total, were paid during 2012.

7.  Allowance for Loan and Lease Losses

The following tables present the balance in the allowance for loan and lease losses ("ALLL") and the recorded investment in loans based on portfolio segment and impairment method as of December 31, 2014, 2013, and 2012:

2014
(in thousands)	Commercial Construction	Commercial Secured by Real Estate	Equipment Lease Financing	Commercial Other	Real Estate Construction	Real Estate Mortgage	Home Equity	Consumer Direct	Consumer Indirect	Total
ALLL
Balance, beginning of year	$3,396	$14,535	$121	$5,238	$397	$4,939	$601	$1,127	$3,654	$34,008
Provision charged to expense	(513)	941	(2)	1,545	258	2,173	265	1,207	2,881	8,755
Losses charged off	15	2,163	0	3,141	123	1,058	115	1,326	3,495	11,436
Recoveries	28	305	0	621	2	40	5	566	1,553	3,120
Balance, end of year	$2,896	$13,618	$119	$4,263	$534	$6,094	$756	$1,574	$4,593	$34,447

Ending balance:
Individually evaluated for impairment	$734	$827	$0	$181	$0	$0	$0	$0	$0	$1,742
Collectively evaluated for impairment	$2,162	$12,791	$119	$4,082	$534	$6,094	$756	$1,574	$4,593	$32,705

Loans
Ending balance:
Individually evaluated for impairment	$9,627	$34,357	$0	$13,807	$0	$1,277	$0	$0	$0	$59,068
Collectively evaluated for impairment	$112,315	$914,269	$10,344	$338,241	$62,412	$711,188	$88,335	$122,136	$315,516	$2,674,756

2013
(in thousands)	Commercial Construction	Commercial Secured by Real Estate	Equipment Lease Financing	Commercial Other	Real Estate Construction	Real Estate Mortgage	Home Equity	Consumer Direct	Consumer Indirect	Total
ALLL
Balance, beginning of year	$4,033	$13,541	$126	$5,469	$376	$4,767	$563	$1,102	$3,268	$33,245
Provision charged to expense	189	2,438	(5)	1,477	106	860	268	696	2,539	8,568
Losses charged off	1,135	1,607	0	2,265	89	744	241	1,166	3,802	11,049
Recoveries	309	163	0	557	4	56	11	495	1,649	3,244
Balance, end of year	$3,396	$14,535	$121	$5,238	$397	$4,939	$601	$1,127	$3,654	$34,008

Ending balance:
Individually evaluated for impairment	$1,189	$1,005	$0	$102	$0	$0	$0	$0	$0	$2,296
Collectively evaluated for impairment	$2,207	$13,530	$121	$5,136	$397	$4,939	$601	$1,127	$3,654	$31,712

Loans
Ending balance:
Individually evaluated for impairment	$9,810	$39,297	$0	$15,169	$0	$1,024	$0	$0	$0	$65,300
Collectively evaluated for impairment	$100,969	$833,245	$8,840	$359,712	$56,075	$696,577	$84,880	$122,215	$287,541	$2,550,054

2012
(in thousands)	Commercial Construction	Commercial Secured by Real Estate	Equipment Lease Financing	Commercial Other	Real Estate Construction	Real Estate Mortgage	Home Equity	Consumer Direct	Consumer Indirect	Total
ALLL
Balance, beginning of year	$4,023	$11,753	$112	$5,608	$354	$4,302	$562	$917	$5,540	$33,171
Provision charged to expense	1,009	3,520	14	2,330	183	1,437	238	892	(173)	9,450
Losses charged off	1,034	2,035	0	3,233	189	1,123	248	1,245	3,483	12,590
Recoveries	35	303	0	764	28	151	11	538	1,384	3,214
Balance, end of year	$4,033	$13,541	$126	$5,469	$376	$4,767	$563	$1,102	$3,268	$33,245

Ending balance:
Individually evaluated for impairment	$1,820	$1,090	$0	$338	$0	$0	$0	$0	$0	$3,248
Collectively evaluated for impairment	$2,213	$12,451	$126	$5,131	$376	$4,767	$563	$1,102	$3,268	$29,997

Loans
Ending balance:
Individually evaluated for impairment	$9,395	$38,113	$0	$14,295	$0	$695	$0	$0	$0	$62,498
Collectively evaluated for impairment	$110,052	$769,100	$9,246	$362,053	$55,041	$696,233	$82,292	$122,581	$281,477	$2,488,075

8.  Premises and Equipment

Premises and equipment are summarized as follows:

(in thousands) December 31	2014	2013
Land and buildings	$76,795	$76,313
Leasehold improvements	4,760	4,778
Furniture, fixtures, and equipment	34,234	32,237
Construction in progress	227	971
Total premises and equipment	116,016	114,299
Less accumulated depreciation and amortization	(66,036)	(62,299)
Premises and equipment, net	$49,980	$52,000

Depreciation and amortization of premises and equipment for 2014, 2013, and 2012 was $4.1 million, $4.3 million, and $4.1 million, respectively.

9.  Other Real Estate Owned

Activity for other real estate owned was as follows:

(in thousands)	2014	2013
Beginning balance of other real estate owned	$39,188	$47,537
New assets acquired	12,199	7,429
Capitalized costs	0	6
Fair value adjustments	(1,730)	(2,480)
Sale of assets	(12,881)	(13,304)
Ending balance of other real estate owned	$36,776	$39,188

Carrying costs and fair value adjustments associated with foreclosed properties were $3.9 million, $5.2 million, and $5.3 million for 2014, 2013, and 2012, respectively.  See note 1 for a description of our accounting policies relative to foreclosed properties and other real estate owned.

10.  Deposits

Major classifications of deposits are categorized as follows:

(in thousands) December 31	2014	2013
Noninterest bearing deposits	$677,626	$621,321
NOW accounts	31,998	31,017
Money market deposits	577,677	554,072
Savings	348,038	320,835
Certificates of deposit and other time deposits of $100,000 or more	619,887	660,016
Certificates of deposit and other time deposits less than $100,000	619,031	667,813
Total deposits	$2,874,257	$2,855,074

Interest expense on deposits is categorized as follows:

(in thousands)	2014	2013	2012
Savings, NOW, and money market accounts	$2,141	$2,281	$2,894
Certificates of deposit and other time deposits of $100,000 or more	4,265	4,863	7,378
Certificates of deposit and other time deposits less than $100,000	3,392	4,169	7,639
Total interest expense on deposits	$9,798	$11,313	$17,911

Maturities of certificates of deposits and other time deposits are presented below:

	Maturities by Period at December 31, 2014
(in thousands)	Total	Within 1 Year	2 Years	3 Years	4 Years	5 Years	After 5 Years
Certificates of deposit and other time deposits of $100,000 or more	$619,887	$518,045	$48,833	$24,280	$14,070	$14,559	$100
Certificates of deposit and other time deposits less than $100,000	619,031	536,074	40,225	18,219	12,894	11,275	344
Total maturities	$1,238,918	$1,054,119	$89,058	$42,499	$26,964	$25,834	$444

11.  Advances from Federal Home Loan Bank

Federal Home Loan Bank advances consisted of the following monthly amortizing and term borrowings at December 31:

(in thousands)	2014	2013
Monthly amortizing	$1,170	$1,286
Term	60,000	0
Total FHLB advances	$61,170	$1,286

The advances from the FHLB that require monthly principal payments were due for repayment as follows:

	Principal Payments Due by Period at December 31, 2014
(in thousands)	Total	Within 1 Year	2 Years	3 Years	4 Years	5 Years	After 5 Years
Outstanding advances, weighted average interest rate – 1.70%	$1,170	$123	$111	$98	$404	$20	$414

At December 31, 2013, CTBI had monthly amortizing FHLB advances totaling $1.3 million at a weighted average interest rate of 1.84%.

The term advances that require the total payment to be made at maturity follow:

(in thousands) December 31	2014	2013
Advance #275, 0.17%, due 1/05/15	$60,000	$0
Total term advances	$60,000	$0

Advances totaling $61.2 million at December 31, 2014 were collateralized by FHLB stock of $17.9 million and a blanket lien on qualifying first mortgage loans.  As of December 31, 2014, CTBI had a $483.0 million FHLB borrowing capacity with $61.2 million in advances and $109.5 million in letters of credit used for public fund pledging leaving $312.3 million available for additional advances.  The advances had fixed interest rates ranging from 0.00% to 6.42% with a weighted average rate of 0.20%.  The advances are subject to restrictions or penalties in the event of prepayment.  Advance #275 matured and was replaced with advances #279 and #280 with a weighted average interest rate of 0.17% maturing on February 3, 2015 totaling $80 million.  There were no term advances at December 31, 2013.

12.  Borrowings

Short-term debt is categorized as follows:

(in thousands) December 31	2014	2013
Repurchase agreements	$235,186	$208,067
Federal funds purchased	11,041	12,465
Total short-term debt	$246,227	$220,532

All federal funds purchased and the majority of repurchase agreements mature and reprice daily.  The average rates paid for federal funds purchased and repurchase agreements on December 31, 2014 were 0.15% and 0.36%, respectively.

The maximum balance for repurchase agreements at any month-end during 2014 occurred at November 30, 2014, with a month-end balance of $252.3 million.  The average balance of repurchase agreements for the year was $221.2 million.

Long-term debt is categorized as follows:

(in thousands) December 31	2014	2013
Junior subordinated debentures, 1.83%, due 6/1/37	$61,341	$61,341

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

On November 26, 2014, the coupon rate was set at 1.83% for the March 2, 2015 distribution date, which was based on the three-month LIBOR rate as of November 26, 2014 of 0.24% plus 1.59%.

On October 31, 2014, Community Trust Bancorp, Inc. entered into a revolving credit promissory note for a line of credit in the amount of $12 million at a floating interest rate of 2.00% in excess of the one-month LIBOR Rate, with an unused commitment fee of 0.15%.  Currently, all $12 million remain available for general corporate purposes.  The agreement, which was effective October 31, 2014, replaced the agreement dated October 25, 2013, and will mature on October 30, 2015.

13.  Income Taxes

The components of the provision for income taxes, exclusive of tax effect of unrealized securities gains and losses, are as follows:

(in thousands)	2014	2013	2012
Current income tax expense	$20,194	$19,418	$14,784
Deferred income tax expense (benefit)	(1,048)	582	5,441
Total income tax expense	$19,146	$20,000	$20,225

A reconciliation of income tax expense at the statutory rate to our actual income tax expense is shown below:

(in thousands)	2014		2013		2012
Computed at the statutory rate	$21,839	35.00%	$22,810	35.00%	$22,781	35.00%
Adjustments resulting from:
Tax-exempt interest	(1,204)	(1.93)	(1,126)	(1.73)	(1,278)	(1.96)
Housing and new markets credits	(1,076)	(1.72)	(996)	(1.52)	(704)	(1.08)
Dividends received deduction	(178)	(0.29)	(291)	(0.45)	(202)	(0.31)
Bank owned life insurance	(503)	(0.81)	(791)	(1.22)	(470)	(0.72)
ESOP dividend deduction	(284)	(0.46)	(281)	(0.43)	(271)	(0.42)
Other, net	552	0.88	675	1.04	369	0.56
Total	$19,146	30.68%	$20,000	30.69%	$20,225	31.07%

The components of the net deferred tax liability as of December 31 are as follows:

(in thousands)	2014	2013
Deferred tax assets:
Allowance for loan and lease losses	$12,019	$11,820
Interest on nonperforming loans	1,039	732
Accrued expenses	1,911	3,370
Allowance for other real estate owned	1,901	2,232
Unrealized losses on AFS securities	0	3,717
Other	1,145	232
Total deferred tax assets	18,015	22,103

Deferred tax liabilities:
Depreciation and amortization	(19,181)	(18,717)
FHLB stock dividends	(3,460)	(4,956)
Loan fee income	(744)	(724)
Mortgage servicing rights	(1,039)	(1,198)
Capitalized lease obligations	(681)	(1,145)
Unrealized gains on AFS securities	(1,231)	0
Other	(1,171)	(1,015)
Total deferred tax liabilities	(27,507)	(27,755)

Net deferred tax liability	$(9,492)	$(5,652)

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

Uncertain tax positions are recognized if it is more likely than not, based on the technical merits, that the tax position will be realized or sustained upon examination.  The term more likely than not means a likelihood of more than 50 percent; the terms examined and upon examination also include resolution of the related appeals or litigation processes, if any.  A tax position that meets the more-likely-than-not recognition threshold is initially and subsequently measured as the largest amount of tax benefit that has a greater than 50 percent likelihood of being realized upon settlement with a taxing authority that has full knowledge of all relevant information.  The determination of whether or not a tax position has met the more-likely-than-not recognition threshold considers the facts, circumstances, and information available at the reporting date and is subject to management's judgment.

With a few exceptions, CTBI is no longer subject to U.S. federal tax examinations by tax authorities for years before 2010, and state and local income tax examinations by tax authorities for years before 2010.  For federal tax purposes, CTBI recognizes interest and penalties on income taxes as a component of income tax expense.

CTBI files consolidated income tax returns with its subsidiaries.

14.  Employee Benefits

CTBI maintains two separate retirement savings plans, a 401(k) Plan and an Employee Stock Ownership Plan ("ESOP").

The 401(k) Plan is available to all employees (age 21 and over) with one year of service and who work at least 1,000 hours per year.  Participants in the plan have the option to contribute from 1% to 20% of their annual compensation.  CTBI matches 50% of participant contributions up to 4% of gross pay. CTBI may at its discretion, contribute an additional percentage of covered employees' compensation.  CTBI's matching contributions were $1.0 million for the years ended December 31, 2014, 2013, and 2012.  The 401(k) Plan owned 503,082, 487,330, and 551,527 shares of CTBI's common stock at December 31, 2014, 2013, and 2012, respectively.  Substantially all shares owned by the 401(k) were allocated to employee accounts on those dates. The market price of the shares at the date of allocation is essentially the same as the market price at the date of purchase.

The ESOP Plan has the same entrance requirements as the 401(k) Plan above.  CTBI currently contributes 4% of covered employees' gross compensation to the ESOP.  The ESOP uses the contributions to acquire shares of CTBI's common stock.  CTBI's contributions to the ESOP were $1.5 million for the years ended December 31, 2014 and 2013 and $1.4 million for the year ended 2012.  The ESOP owned 752,710, 746,260, and 748,674 shares of CTBI's common stock at December 31, 2014, 2013, and 2012, respectively.  Substantially all shares owned by the ESOP were allocated to employee accounts on those dates.  The market price of the shares at the date of allocation is essentially the same as the market price at the date of purchase.

Stock-Based Compensation:

CTBI currently maintains one active and one inactive incentive stock option plan covering key employees.  The 2006 Stock Ownership Incentive Plan ("2006 Plan") was approved by the Board of Directors and the Shareholders in 2006.  The 1998 Stock Option Plan ("1998 Plan") was approved by the Board of Directors and the Shareholders in 1998.  The 1998 Plan was rendered inactive as of April 26, 2006.  The 2006 Plan had 1,650,000 shares authorized, 1,345,876 of which were available at December 31, 2014 for future grants.  In addition, any shares reserved for issuance under the 1998 Stock Option Plan ("1998 Plan") in excess of the number of shares as to which options or other benefits are awarded thereunder, plus any shares as to which options or other benefits granted under the 1998 Plan may lapse, expire, terminate or be canceled, shall also be reserved and available for issuance or reissuance under the 2006 Plan.  As of December 31, 2014, the 1998 Plan had 1,151,514 shares authorized, 217,826 of which were transferred to the 2006 Plan.  The total shares available for issuance under the 2006 Plan as of December 31, 2014 was 1,563,702.  The following table provides detail of the number of shares to be issued upon exercise of outstanding stock-based awards and remaining shares available for future issuance under all of CTBI's equity compensation plans as of December 31, 2014:

Plan Category (shares in thousands)	Number of Shares to Be Issued Upon Exercise	Weighted Average Price	Shares Available for Future Issuance
Equity compensation plans approved by shareholders:
Stock options	143	$31.47	1,564 (a)
Restricted stock	(c)	(b)	(a)
Performance units	(d)	(b)	(a)
Stock appreciation rights ("SARs")	(e)	(b)	(a)
Total			1,564

(a)
Under the 2006 Plan, 1.65 million shares (plus any shares reserved for issuance under the 1998 Stock Option Plan) were authorized for issuance as nonqualified and incentive stock options, SARS, restricted stock and performance units.  As of December 31, 2014, the above shares remained available for issuance.

(b)	Not applicable
(c)	The maximum number of shares of restricted stock that may be granted is 440,000 shares, and the maximum that may be granted to a participant during any calendar year is 44,000 shares.
(d)
No performance units payable in stock had been issued as of December 31, 2014.  The maximum payment that can be made pursuant to performance units granted to any one participant in any calendar year shall be $250,000.

(e)	No SARS have been issued. The maximum number of shares with respect to which SARs may be granted to a participant during any calendar year shall be 110,000 shares.

The following table details the shares available for future issuance under the 2006 Plan at December 31, 2014.

Plan Category	Shares Available for Future Issuance
Shares available at January 1, 2014	1,573,980
1998 Plan forfeitures in 2014	0
2006 Plan stock option issuances for 2014	(10,000)
2006 Plan restricted stock issuances in 2014	(4,561)
2006 Plan forfeitures in 2014	4,283
Shares available for future issuance	1,563,702

CTBI uses a Black-Scholes option pricing model with the following weighted average assumptions, which are evaluated and revised as necessary, in estimating the grant-date fair value of each option grant for the year end:

	2014	2013	2012
Expected option life (in years)	7.0	7.5	--
Expected volatility	30.77%	39.11%	--
Expected dividend yield	3.40%	3.74%	--
Risk-free interest rate	2.01%	1.33%	--

The expected option life is derived from the "safe-harbor" rules for estimating option life in ASC 718, Share-Based Payment.  The expected volatility is based on historical volatility of the stock using a historical look back that approximates the expected life of the option grant.  The interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant.  CTBI's stock-based compensation expense for the years 2014, 2013, and 2012 was $0.9 million, $0.7 million, and $0.6 million, respectively.  Included in stock-based compensation expense were dividends paid on restricted stock shares in the amount of $121 thousand, $124 thousand, and $121 thousand, respectively, for the same periods.

CTBI's stock option activity for the 2006 Plan for the years ended December 31, 2014, 2013, and 2012 is summarized as follows:

December 31	2014		2013		2012
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of year	97,047	$32.29	163,524	$31.56	167,828	$31.43
Granted	10,000	34.75	1,650	30.64	0	--
Exercised	(5,757)	34.62	(68,127)	30.52	(3,507)	25.92
Forfeited/expired	(2,469)	34.29	0	--	(797)	--
Outstanding at end of year	98,821	$32.35	97,047	$32.29	163,524	$31.56

Exercisable at end of year	86,264	$32.25	92,997	$32.56	112,555	$34.26

A summary of the status of CTBI's 2006 Plan for nonvested options as of December 31, 2014, and changes during the year ended December 31, 2014, is presented as follows:

Nonvested Options	Options	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2014	4,051	$6.87
Granted	10,000	7.76
Vested	(1,274)	6.68
Forfeited	(220)	5.94
Nonvested at December 31, 2014	12,557	$7.61

The weighted average remaining contractual term in years of the shares outstanding at December 31, 2014 was 3.35 years.

The weighted-average fair value of options granted from the 2006 Plan during the year 2014 was $0.08 million, or $7.76 per share.  The weighted-average fair value of options granted from the 2006 Plan during the year 2013 was $0.01 million or $8.23 per share.  No stock options were granted during 2012.

The following table shows the intrinsic values of options exercised, exercisable, and outstanding for the 2006 Plan for the years ended December 31, 2014, 2013, and 2012:

(in thousands)	2014	2013	2012
Options exercised	$11	$477	$22
Options exercisable	376	790	88
Outstanding options	421	849	388

The following table shows restricted stock activity for the years ended December 31, 2014, 2013, and 2012:

December 31	2014		2013		2012
	Grants	Weighted Average Fair Value at Grant	Grants	Weighted Average Fair Value at Grant	Grants	Weighted Average Fair Value at Grant
Outstanding at beginning of year	107,511	$25.91	106,561	$25.38	106,197	$25.37
Granted	4,561	37.85	11,904	30.64	364	28.11
Vested	(8,949)	28.35	(10,954)	25.87	0	--
Forfeited	(1,814)	28.38	0	--	0	--
Outstanding at end of year	101,309	$26.19	107,511	$25.91	106,561	$25.38

CTBI's stock option activity for the 1998 Plan for the years ended December 31, 2014, 2013, and 2012 is summarized as follows:

December 31	2014		2013		2012
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of year	78,066	$28.91	195,279	$28.08	353,694	$24.41
Granted	0	--	0	--	0	--
Exercised	(34,106)	28.25	(117,213)	27.54	(158,305)	19.85
Forfeited/expired	0	--	0	--	(110)	29.49
Outstanding at end of year	43,960	$29.43	78,066	$28.91	195,279	$28.08

Exercisable at end of year	43,960	$29.43	78,066	$28.91	195,279	$28.08

The weighted average remaining contractual term in years of the shares outstanding at December 31, 2014 was 1.03 years.

The following table shows the intrinsic values of options exercised, exercisable, and outstanding for the 1998 Plan for the years ended December 31, 2014, 2013, and 2012:

(in thousands)	2014	2013	2012
Options exercised	$270	$1,175	$690
Options exercisable	316	948	1,517
Outstanding options	316	948	1,517

There were no nonvested options in the 1998 Plan shares as of December 31, 2014 and December 31, 2013.

The following table shows the unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the plans at December 31, 2014, 2013, and 2012 and the total grant-date fair value of shares vested, cash received from option exercises under all share-based payment arrangements, and the actual tax benefit realized for the tax deductions from option exercises of the share-based payment arrangements for the years ended December 31, 2014, 2013, and 2012.

(in thousands)	2014	2013	2012
Unrecognized compensation cost of unvested share-based compensation arrangements granted under the plan at year-end	$861	$1,366	$1,133
Grant date fair value of shares vested for the year	343	521	34
Cash received from option exercises under all share-based payment arrangements for the year	1,163	5,306	3,137
Tax benefit realized for the tax deductions from option exercises of the share-based payment arrangements for the year	93	303	496

The unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the plans at December 31, 2014 is expected to be recognized over a weighted-average period of 1.9 years.

15.  Operating Leases

Certain premises and equipment are leased under operating leases.  Additionally, certain premises are leased or subleased to third parties.  These leases generally contain renewal options and require CTBI to pay all executory costs, such as taxes, maintenance fees, and insurance.  Minimum non-cancellable rental payments and rental receipts are as follows:

(in thousands)	Payments	Receipts
2015	$1,970	$577
2016	1,411	339
2017	1,270	210
2018	862	78
2019	356	4
Thereafter	2,781	0
Total	$8,650	$1,208

Rental expense net of rental income under operating leases was $1.3 million for 2014, $1.2 million for 2013, and $0.8 million for 2012.

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

Level 3 Inputs - Unobservable inputs for determining the fair values of assets or liabilities that reflect an entity's own assumptions about the assumptions that market participants would use in pricing the assets or liabilities.

Recurring Measurements

The following tables present the fair value measurements of assets recognized in the accompanying balance sheets measured at fair value on a recurring basis as of December 31, 2014 and December 31, 2013 and indicate the level within the fair value hierarchy of the valuation techniques.

(in thousands)		Fair Value Measurements at December 31, 2014 Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets measured – recurring basis
Available-for-sale securities:
U.S. Treasury and government agencies	$188,932	$0	$188,932	$0
State and political subdivisions	137,458	0	137,458	0
U.S. government sponsored agency mortgage-backed securities	288,907	0	288,907	0
Marketable equity securities	24,889	24,889	0	0
Mortgage servicing rights	2,968	0	0	2,968

(in thousands)		Fair Value Measurements at December 31, 2013 Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets measured – recurring basis
Available-for-sale securities:
U.S. Treasury and government agencies	$72,623	$0	$72,623	$0
State and political subdivisions	116,703	0	116,703	0
U.S. government sponsored agency mortgage-backed securities	367,297	0	367,297	0
Marketable equity securities	52,782	52,782	0	0
Mortgage servicing rights	3,424	0	0	3,424

Following is a description of the valuation methodologies and inputs used for assets measured at fair value on a recurring basis and recognized in the accompanying balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy.  These valuation methodologies were applied to all of CTBI's financial assets carried at fair value.  CTBI had no liabilities measured at fair value as of December 31, 2014 and December 31, 2013.  There have been no significant changes in the valuation techniques during the year ended December 31, 2014.  For assets classified within Level 3 of the fair value hierarchy, the process used to develop the reported fair value is described below.

Available-for-Sale Securities

Securities classified as available-for-sale are reported at fair value on a recurring basis.  CTBI's CRA investment funds (included in marketable equity securities) are classified as Level 1 of the valuation hierarchy where quoted market prices are available in the active market on which the individual securities are traded.

If quoted market prices are not available, CTBI obtains fair value measurements from an independent pricing service, such as Interactive Data, which utilizes pricing models to determine fair value measurement.  CTBI reviews the pricing quarterly to verify the reasonableness of the pricing.  The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond's terms and conditions, among other factors.  U.S. Treasury and government agencies, state and political subdivisions, and U.S. government sponsored agency mortgage-backed securities are classified as Level 2 inputs.

In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy.    Fair value determinations for Level 3 measurements are estimated on a quarterly basis where assumptions used are reviewed to ensure the estimated fair value complies with accounting standards generally accepted in the United States.  As of December 31, 2014, CTBI does not own any securities classified as Level 3 inputs.

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

Transfers between Levels

There were no transfers between Levels 1, 2, and 3 as of December 31, 2014.

Level 3 Reconciliation

Following is a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the accompanying balance sheet using significant unobservable (Level 3) inputs:

(in thousands)	2014	2013
	Mortgage Servicing Rights	Mortgage Servicing Rights
Beginning balance	$3,424	$2,364
Total recognized gains (losses)
Included in net income	(467)	788
Issues	374	854
Settlements	(363)	(582)
Ending balance	$2,968	$3,424

Total gains (losses) for the period included in net income attributable to the change in unrealized gains or losses related to assets still held at the reporting date	$(467)	$788

Realized and unrealized gains and losses for items reflected in the table above are included in net income in the consolidated statements of income as follows:

(in thousands)	2014		2013
	Noninterest Income	Noninterest Expense	Noninterest Income	Noninterest Expense
Total gains (losses)	$(830)	$0	$206	$0

Nonrecurring Measurements

The following tables present the fair value measurements of assets recognized in the accompanying balance sheets measured at fair value on a nonrecurring basis as of December 31, 2014 and December 31, 2013 and indicate the level within the fair value hierarchy of the valuation techniques.

(in thousands)		Fair Value Measurements at December 31, 2014 Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets measured – nonrecurring basis
Impaired loans (collateral dependent)	$4,665	$0	$0	$4,665
Other real estate/assets owned	6,472	0	0	6,472

(in thousands)		Fair Value Measurements at December 31, 2013 Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets measured – nonrecurring basis
Impaired loans (collateral dependent)	$6,830	$0	$0	$6,830
Other real estate/assets owned	11,111	0	0	11,111

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

Loans considered impaired under ASC 310-35, Impairment of a Loan, are loans for which, based on current information and events, it is probable that the creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement.  Impaired loans are subject to nonrecurring fair value adjustments to reflect subsequent (i) partial write-downs that are based on the observable market price or current appraised value of the collateral or (ii) the full charge-off of the loan carrying value.  Fair value adjustments on impaired loans disclosed above were $0.4 million and $0.6 million for the years ended December 31, 2014 and December 31, 2013, respectively.

Other Real Estate Owned

In accordance with the provisions of ASC 360, Property, Plant, and Equipment, other real estate owned (OREO) is carried at the lower of fair value at acquisition date or current estimated fair value, less estimated cost to sell when the real estate is acquired.  Estimated fair value of OREO is based on appraisals or evaluations.  OREO is classified within Level 3 of the fair value hierarchy.  Long-lived assets are subject to nonrecurring fair value adjustments to reflect subsequent partial write-downs that are based on the observable market price or current appraised value of the collateral.  Fair value adjustments on other real estate/assets owned were $1.7 million and $2.5 million for the years ended December 31, 2014 and December 31, 2013, respectively.

Our policy for determining the frequency of periodic reviews is based upon consideration of the specific properties and the known or perceived market fluctuations in a particular market and is typically between 12 and 18 months but generally not more than 24 months.  Appraisers are selected from the list of approved appraisers maintained by management.

Unobservable (Level 3) Inputs

The following tables present quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements at December 31, 2014 and December 31, 2013.

(in thousands)	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at December 31, 2014	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Mortgage servicing rights	$2,968	Discount cash flows, computer pricing model	Constant prepayment rate	4.6% - 25.1% (11.3%)
			Probability of default	0.0% - 100.0% (3.6%)
			Discount rate	10.0% - 11.5% (10.1%)

Impaired loans (collateral-dependent)	$4,665	Market comparable properties	Marketability discount	5.0% - 10.0% (7.0%)

Other real estate/assets owned	$6,472	Market comparable properties	Comparability adjustments (%)	3.0% - 67.0% (18.0%)

(in thousands)	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at December 31, 2013	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Mortgage servicing rights	$3,424	Discount cash flows, computer pricing model	Constant prepayment rate	4.3% - 23.6% (9.7%)
			Probability of default	0.0% - 33.3% (3.4%)
			Discount rate	Not applicable (10.0%)

Impaired loans (collateral-dependent)	$6,830	Market comparable properties	Marketability discount	5.0% - 10.0% (7.0%)

Other real estate/assets owned	$11,111	Market comparable properties	Comparability adjustments (%)	5.0% - 38.0% (9.0%)

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

Fair Value of Financial Instruments

The following table presents estimated fair value of CTBI's financial instruments as of December 31, 2014 and indicates the level within the fair value hierarchy of the valuation techniques.

(in thousands)		Fair Value Measurements at December 31, 2014 Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$105,517	$105,517	$0	$0
Certificates of deposit in other banks	8,197	0	8,213	0
Securities available-for-sale	640,186	24,889	615,297	0
Securities held-to-maturity	1,662	0	1,644	0
Loans held for sale	2,264	2,321	0	0
Loans, net	2,699,377	0	0	2,691,906
Federal Home Loan Bank stock	17,927	0	17,927	0
Federal Reserve Bank stock	4,869	0	4,869	0
Accrued interest receivable	13,548	0	13,548	0
Mortgage servicing rights	2,968	0	0	2,968

Financial liabilities:
Deposits	$2,874,257	$677,626	$2,192,848	$0
Repurchase agreements	235,186	0	0	235,193
Federal funds purchased	11,041	0	11,041	0
Advances from Federal Home Loan Bank	61,170	0	61,106	0
Long-term debt	61,341	0	0	35,615
Accrued interest payable	908	0	908	0

Unrecognized financial instruments:
Letters of credit	$0	$0	$0	$0
Commitments to extend credit	0	0	0	0
Forward sale commitments	0	0	0	0

The following table presents estimated fair value of CTBI's financial instruments as of December 31, 2013 and indicates the level within the fair value hierarchy of the valuation techniques.

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

At December 31, CTBI had the following off-balance sheet financial instruments, whose approximate contract amounts represent additional credit risk to CTBI:

(in thousands)	2014	2013
Standby letters of credit	$28,524	$34,861
Commitments to extend credit	459,380	410,803
Total off-balance sheet financial instruments	$487,904	$445,664

Standby letters of credit represent conditional commitments to guarantee the performance of a third party.  The credit risk involved is essentially the same as the risk involved in making loans.  At December 31, 2014, we maintained a credit loss reserve of approximately $4 thousand relating to these financial standby letters of credit.  The reserve coverage calculation was determined using essentially the same methodology as used for the allowance for loan and lease losses.  Approximately 81% of the total standby letters of credit are secured, with $20.6 million of the total $28.5 million secured by cash.  Collateral for the remaining secured standby letters of credit varies but is comprised primarily of accounts receivable, inventory, property, equipment, and income-producing properties.

Commitments to extend credit are agreements to originate loans to customers as long as there is no violation of any condition of the contract.  At December 31, 2014, a credit loss reserve of $223 thousand was maintained relating to these commitments.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since a portion of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  Each customer's creditworthiness is evaluated on a case-by-case basis.  The amount of collateral obtained, if deemed necessary, is based on management's credit evaluation of the counterparty.  Collateral held varies, but may include accounts receivable, inventory, property, plant and equipment, commercial real estate, and residential real estate.  A portion of the commitments is to extend credit at fixed rates.  Fixed rate loan commitments at December 31, 2014 of $36.6 million had interest rates ranging predominantly from 3.50% to 5.00%, respectively, and terms predominantly less than 1 year.  These credit commitments were based on prevailing rates, terms, and conditions applicable to other loans being made at December 31, 2014.

Included in our commitments to extend credit are mortgage loans in the process of origination which are intended for sale to investors in the secondary market.  These forward sale commitments are on an individual loan basis that CTBI originates as part of its mortgage banking activities.  CTBI commits to sell the loans at specified prices in a future period, typically within 60 days.  These commitments are acquired to reduce market risk on mortgage loans in the process of origination and mortgage loans held for sale since CTBI is exposed to interest rate risk during the period between issuing a loan commitment and the sale of the loan into the secondary market.  Total mortgage loans in the process of origination amounted to $0.3 million and $1.6 million at December 31, 2014 and 2013, respectively, and mortgage loans held for sale amounted to $2.3 million and $0.8 million at both December 31, 2014 and 2013, respectively.

18.  Concentrations of Credit Risk

CTBI's banking activities include granting commercial, residential, and consumer loans to customers primarily located in eastern, northeastern, central, and south central Kentucky, southern West Virginia, and northeastern Tennessee.  CTBI is continuing to manage all components of its portfolio mix in a manner to reduce risk from changes in economic conditions. Concentrations of credit, as defined for regulatory purposes, are reviewed quarterly by management to ensure that internally established limits based on Tier 1 Capital plus the allowance for loan and lease losses are not exceeded.  At December 31, 2014 and 2013, our concentrations of lessors of non-residential buildings credits were 39% and 33% of Tier 1 Capital plus the allowance for loan and lease losses, respectively.  Lessors of residential buildings and dwellings were 34% for both 2014 and 2013, respectively.  Hotel/motel industry credits were 31% and 33%, respectively.  These percentages are within our internally established limits regarding concentrations of credit.

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

20.  Regulatory Matters

CTBI's principal source of funds is dividends received from our banking subsidiary, CTB.  Regulations limit the amount of dividends that may be paid by CTB without prior approval.  During 2015, approximately $53.2 million plus any 2015 net profits can be paid by CTB without prior regulatory approval.

The Federal Reserve Bank adopted quantitative measures which assign risk weightings to assets and off-balance sheet items and also define and set minimum regulatory capital requirements (risk based capital ratios).  All banks are required to have a minimum Tier 1 (core capital) leverage ratio of 4% of adjusted quarterly average assets, Tier 1 capital of at least 4% of risk-weighted assets, and total capital of at least 8% of risk-weighted assets.  Tier 1 capital consists principally of shareholders' equity including capital-qualifying subordinated debt but excluding unrealized gains and losses on securities available-for-sale, less goodwill and certain other intangibles.  Total capital consists of Tier 1 capital plus certain debt instruments and the reserve for credit losses, subject to limitation.  Failure to meet certain capital requirements can initiate certain actions by regulators that, if undertaken, could have a direct material effect on our consolidated financial statements.  The regulations also define well-capitalized levels of Tier 1 leverage, Tier 1, and total capital as 5%, 6%, and 10%, respectively.  We had Tier 1 leverage, Tier 1, and total capital ratios above the well-capitalized levels at December 31, 2014 and 2013.  We believe, as of December 31, 2014, CTBI meets all capital adequacy requirements for which it is subject to be defined as well-capitalized under the regulatory framework for prompt corrective action.

Under the current Federal Reserve Board's regulatory framework, certain capital securities offered by wholly owned unconsolidated trust preferred entities of CTBI are included as Tier 1 regulatory capital.  On March 1, 2005, the Federal Reserve Board adopted a final rule that allows the continued limited inclusion of trust preferred securities in the Tier 1 capital of bank holding companies ("BHCs").  Under the final rule, trust preferred securities and other restricted core capital elements are subject to stricter quantitative limits.  The Board's final rule limits restricted core capital elements to 25 percent of all core capital elements, net of goodwill less any associated deferred tax liability.  Amounts of restricted core capital elements in excess of these limits generally may be included in Tier 2 capital.  The final rule provided a five-year transition period, which ended March 31, 2009, for application of the quantitative limits.  The requirement for trust preferred securities to include a call option has been eliminated, and standards for the junior subordinated debt underlying trust preferred securities eligible for Tier 1 capital treatment have been clarified.  The final rule addresses supervisory concerns, competitive equity considerations, and the accounting for trust preferred securities. The final rule also strengthens the definition of regulatory capital by incorporating longstanding Board policies regarding the acceptable terms of capital instruments included in banking organizations' Tier 1 or Tier 2 capital.  The final rule did not have a material impact on our regulatory ratios.

Consolidated Capital Ratios

	Actual		For Capital Adequacy Purposes
(in thousands)	Amount	Ratio	Amount	Ratio
As of December 31, 2014:
Tier 1 capital (to average assets)	$439,877	12.04%	$146,139	4.00%
Tier 1 capital (to risk weighted assets)	439,877	16.51	106,572	4.00
Total capital (to risk weighted assets)	473,097	17.76	213,107	8.00

As of December 31, 2013:
Tier 1 capital (to average assets)	$412,053	11.51%	$143,198	4.00%
Tier 1 capital (to risk weighted assets)	412,053	16.15	102,056	4.00
Total capital (to risk weighted assets)	443,875	17.40	204,080	8.00

Community Trust Bank, Inc.'s Capital Ratios

	Actual		For Capital Adequacy Purposes		To Be Well-Capitalized Under Prompt Corrective Action Provision
(in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2014:
Tier 1 capital (to average assets)	$416,861	11.47%	$145,374	4.00%	$181,718	5.00%
Tier 1 capital (to risk weighted assets)	416,861	15.69	106,274	4.00	159,411	6.00
Total capital (to risk weighted assets)	450,081	16.94	212,553	8.00	265,691	10.00

As of December 31, 2013:
Tier 1 capital (to average assets)	$392,932	11.03%	$142,496	4.00%	$178,120	5.00%
Tier 1 capital (to risk weighted assets)	392,932	15.45	101,730	4.00	152,595	6.00
Total capital (to risk weighted assets)	424,754	16.70	203,475	8.00	254,344	10.00

On July 2, 2013, the Federal Reserve approved final rules that substantially amend the regulatory risk-based capital rules applicable to CTBI and CTB.  The FDIC has subsequently approved these rules.  The final rules were adopted following the issuance of proposed rules by the Federal Reserve in June 2012, and the "Basel III" regulatory capital reforms and changes required by the Dodd-Frank Act were implemented.  "Basel III" refers to two consultative documents released by the Basel Committee on Banking Supervision in December 2009, the rules text released in December 2010, and loss absorbency rules issued in January 2011, which include significant changes to bank capital, leverage, and liquidity requirements.

The rules include new risk-based capital and leverage ratios, which will be phased in from 2015 to 2019, and refine the definition of what constitutes "capital" for purposes of calculating those ratios.  The new minimum capital level requirements applicable to CTBI and CTB under the final rules are: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 capital ratio of 6% (increased from 4%); (iii) a total capital ratio of 8% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 4% for all institutions.  The final rules also establish a "capital conservation buffer" above the new regulatory minimum capital requirements, which must consist entirely of common equity Tier 1 capital.  The capital conservation buffer will be phased-in over four years beginning on January 1, 2016, as follows: the maximum buffer will be 0.625% of risk-weighted assets for 2016, 1.25% for 2017, 1.875% for 2018, and 2.5% for 2019 and thereafter.  This will result in the following minimum ratios beginning in 2019: (i) a common equity Tier 1 capital ratio of 7.0%, (ii) a Tier 1 capital ratio of 8.5%, and (iii) a total capital ratio of 10.5%.  Under the final rules, institutions are subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations establish a maximum percentage of eligible retained income that could be utilized for such actions.

Basel III provided discretion for regulators to impose an additional buffer, the "countercyclical buffer," of up to 2.5% of common equity Tier 1 capital to take into account the macro-financial environment and periods of excessive credit growth.  However, the final rules permit the countercyclical buffer to be applied only to "advanced approach banks" (i.e. , banks with $250 billion or more in total assets or $10 billion or more in total foreign exposures), which currently excludes CTBI and CTB.  The final rules also implement revisions and clarifications consistent with Basel III regarding the various components of Tier 1 capital, including common equity, unrealized gains and losses, as well as certain instruments that will no longer qualify as Tier 1 capital, some of which will be phased out over time.  However, the final rules provide that small depository institution holding companies with less than $15 billion in total assets as of December 31, 2009 (which includes CTBI) will be able to permanently include non-qualifying instruments that were issued and included in Tier 1 or Tier 2 capital prior to May 19, 2010 in additional Tier 1 or Tier 2 capital until they redeem such instruments or until the instruments mature.

The final rules also contain revisions to the prompt corrective action framework, which is designed to place restrictions on insured depository institutions, including CTB, if their capital levels begin to show signs of weakness.  These revisions took effect January 1, 2015.  Under the prompt corrective action requirements, which are designed to complement the capital conservation buffer, insured depository institutions will be required to meet the following increased capital level requirements in order to qualify as "well capitalized:" (i) a new common equity Tier 1 capital ratio of 6.5%; (ii) a Tier 1 capital ratio of 8% (increased from 6%); (iii) a total capital ratio of 10% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 5% (increased from 4%).

The final rules set forth certain changes for the calculation of risk-weighted assets, which were required to begin utilizing January 1, 2015.  The standardized approach final rule utilizes an increased number of credit risk exposure categories and risk weights, and also addresses: (i) an alternative standard of creditworthiness consistent with Section 939A of the Dodd-Frank Act; (ii) revisions to recognition of credit risk mitigation; (iii) rules for risk weighting of equity exposures and past due loans; (iv) revised capital treatment for derivatives and repo-style transactions; and (v) disclosure requirements for top-tier banking organizations with $50 billion or more in total assets that are not subject to the "advance approach rules" that apply to banks with greater than $250 billion in consolidated assets.  Based on our current capital composition and levels, we anticipate that our capital ratios, on a Basel III basis, will continue to exceed the well-capitalized minimum capital requirements.

21.  Parent Company Financial Statements

Condensed Balance Sheets

(in thousands) December 31	2014	2013
Assets:
Cash on deposit	$995	$1,272
Investment in and advances to subsidiaries	503,252	468,240
Goodwill	4,973	4,973
Premises and equipment, net	207	235
Other assets	1,173	617
Total assets	$510,600	$475,337

Liabilities and shareholders' equity:
Long-term debt	$61,341	$61,341
Other liabilities	1,382	1,504
Total liabilities	62,723	62,845

Shareholders' equity	447,877	412,492

Total liabilities and shareholders' equity	$510,600	$475,337

Condensed Statements of Income and Comprehensive Income

(in thousands) Year Ended December 31	2014	2013	2012
Income:
Dividends from subsidiary banks	$19,534	$13,035	$16,572
Other income	196	545	238
Total income	19,730	13,580	16,810

Expenses:
Interest expense	1,131	1,161	2,403
Depreciation expense	153	163	127
Other expenses	2,550	2,442	1,990
Total expenses	3,834	3,766	4,520

Income before income taxes and equity in undistributed income of subsidiaries	15,896	9,814	12,290
Income tax benefit	(1,548)	(1,416)	(1,750)
Income before equity in undistributed income of subsidiaries	17,444	11,230	14,040
Equity in undistributed income of subsidiaries	25,807	33,942	30,822

Net income	$43,251	$45,172	$44,862

Other comprehensive income:
Unrealized holding gains (losses) on securities available-for-sale:
Unrealized holding gains arising during the period	13,928	(31,878)	4,973
Less: Reclassification adjustments for realized gains included in net income	211	45	(1,155)
Tax expense (benefit)	4,949	(11,142)	1,336
Other comprehensive income (loss), net of tax	9,190	(20,691)	2,482
Comprehensive income	$52,441	$24,481	$47,344

Condensed Statements of Cash Flows

(in thousands) Year Ended December 31	2014	2013	2012
Cash flows from operating activities:
Net income	$43,251	$45,172	$44,862
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	153	163	127
Equity in undistributed earnings of subsidiaries	(25,807)	(33,942)	(30,822)
Stock-based compensation	838	658	512
Excess tax benefit of stock-based compensation	760	572	496
Changes in:
Other assets	(558)	660	(771)
Other liabilities	563	1,505	495
Net cash provided by operating activities	19,200	14,788	14,899

Cash flows from investing activities:
Purchase of premises and equipment	(125)	(148)	(166)
Repayment of investments in and advances to subsidiaries	(14)	(40)	(80)
Net cash used in investing activities	(139)	(188)	(246)

Cash flows from financing activities:
Issuance of common stock	1,992	6,348	4,395
Excess tax benefit of stock-based compensation	(760)	(572)	(496)
Dividends paid	(20,570)	(24,546)	(19,215)
Net cash used in financing activities	(19,338)	(18,770)	(15,316)

Net decrease in cash and cash equivalents	(277)	(4,170)	(663)
Cash and cash equivalents at beginning of year	1,272	5,442	6,105
Cash and cash equivalents at end of year	$995	$1,272	$5,442

22.  Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

Year Ended December 31 (in thousands except per share data)	2014	2013	2012
Numerator:
Net income	$43,251	$45,172	$44,862

Denominator:
Basic earnings per share:
Weighted average shares	17,326	17,158	17,013
Diluted earnings per share:
Dilutive effect of equity grants	71	82	60
Adjusted weighted average shares	17,397	17,240	17,073

Earnings per share:
Basic earnings per share	$2.50	$2.63	$2.64
Diluted earnings per share	2.49	2.62	2.63

There were no options to purchase common shares that were excluded from the diluted calculations above for the year ended December 31, 2014.  In addition to in-the-money stock options, unvested restricted stock grants were also used in the calculation of diluted earnings per share based on the treasury method.  Options to purchase 65,519 common shares at a weighted average price of $35.409 were excluded from the diluted calculations above for the year ended December 31, 2013, because the exercise prices on the options were greater than the average market price for the period.  Options to purchase 98,720 common shares at a price of $35.409 were excluded from the diluted calculations above for the year ended December 31, 2012.

23.  Accumulated Other Comprehensive Income

Unrealized gains (losses) on AFS securities

Amounts reclassified from accumulated other comprehensive income (AOCI) and the affected line items in the statements of income during the years ended December 31, 2014, 2013, and 2012 were:

	Amounts Reclassified from AOCI
Year Ended December 31 (in thousands)	2014	2013	2012
Affected line item in the statements of income
Securities gains (losses)	$(211)	$(45)	$1,155
Tax (benefit) expense	(74)	(15)	405
Total reclassifications out of AOCI	$(137)	$(30)	$750

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Audit Committee, Board of Directors
  and Stockholders
Community Trust Bancorp, Inc.
Pikeville, Kentucky

We have audited the accompanying consolidated balance sheets of Community Trust Bancorp, Inc. (Company) as of December 31, 2014 and 2013, and the related consolidated statements of income and comprehensive income, changes in shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 2014.  The Company's management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 13, 2015, expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ BKD, LLP
Louisville, Kentucky
March 13, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Audit Committee, Board of Directors
   and Stockholders
Community Trust Bancorp, Inc.
Pikeville, Kentucky

We have audited Community Trust Bancorp, Inc.'s (Company) internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management report on internal control over financial reporting.  Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company, (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company and our report dated March 13, 2015, expressed an unqualified opinion thereon.

/s/ BKD, LLP
Louisville, Kentucky
March 13, 2015

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

CTBI's management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934.  As of December 31, 2014, an evaluation was carried out by CTBI's management, with the participation of our Chief Executive Officer and our Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, management concluded that disclosure controls and procedures as of December 31, 2014 were effective in ensuring material information required to be disclosed in this annual report on Form 10-K was recorded, processed, summarized, and reported on a timely basis.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

Management's assessment of the overall effectiveness of our internal controls over financial reporting has historically been based on the framework set forth in the Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations ("COSO") of the Treadway Commission.  In May 2013, COSO issued an updated framework (the "2013 COSO Framework").  We have integrated the changes prescribed by the 2013 COSO Framework into our internal controls over financial reporting during fiscal year 2014.

There were no other changes in CTBI's internal control over financial reporting that occurred during the year ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, CTBI's internal control over financial reporting.

MANAGEMENT REPORT ON INTERNAL CONTROL

We, as management of Community Trust Bancorp, Inc. and its subsidiaries ("CTBI"), are responsible for establishing and maintaining adequate internal control over financial reporting.  Pursuant to the rules and regulations of the Securities and Exchange Commission, internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

•
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

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

Management has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2014 based on the control criteria in the 2013 COSO Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on such evaluation, we have concluded that CTBI's internal control over financial reporting is effective as of December 31, 2014.

The effectiveness of CTBI's internal control over financial reporting as of December 31, 2014 has been audited by BKD, LLP, an independent registered public accounting firm that audited the CTBI's consolidated financial statements included in this annual report.

March 13, 2015	/s/ Jean R. Hale
Jean R. Hale
Chairman, President and Chief Executive Officer

/s/ Kevin J. Stumbo
Kevin J. Stumbo
Executive Vice President, Chief Financial Officer and Treasurer

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers, and Corporate Governance

The information required by this item other than the information set forth below is omitted because CTBI is filing a definitive proxy statement pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report which includes the required information.  The required information contained in CTBI's proxy statement is incorporated herein by reference.

Executive Officers of the Registrant

Set forth below are the executive officers of CTBI, their positions with CTBI, and the year in which they first became an executive officer or director.

Name and Age (1)	Positions and Offices Currently Held	Date First Became Director or Executive Officer		Principal Occupation
Jean R. Hale; 68	Chairman, President and CEO	1992		Chairman, President and CEO of Community Trust Bancorp, Inc.

Mark A. Gooch; 56	Executive Vice President and Secretary	1997		President and CEO of Community Trust Bank, Inc.

Larry W. Jones; 68	Executive Vice President	2000	(2)	Executive Vice President/ Central Kentucky Region President of Community Trust Bank, Inc.

James B. Draughn; 55	Executive Vice President	2001		Executive Vice President/Operations of Community Trust Bank, Inc.

Kevin J. Stumbo; 54	Executive Vice President, Chief Financial Officer, and Treasurer	2002		Executive Vice President/ Chief Financial Officer of Community Trust Bank, Inc.

Ricky D. Sparkman; 52	Executive Vice President	2002		Executive Vice President/ South Central Region President of Community Trust Bank, Inc.

Richard W. Newsom; 60	Executive Vice President	2002		Executive Vice President/ Eastern Region President of Community Trust Bank, Inc.

James J. Gartner; 73	Executive Vice President	2002		Executive Vice President/ Chief Credit Officer of Community Trust Bank, Inc.

Steven E. Jameson; 58	Executive Vice President	2004	(3)	Executive Vice President/ Chief Internal Audit & Risk Officer

D. Andrew Jones; 52	Executive Vice President	2010	(4)	Executive Vice President/ Northeastern Region President of Community Trust Bank, Inc.

Andy D. Waters; 49	Executive Vice President	2011	(5)	President and CEO of Community Trust and Investment Company

C. Wayne Hancock; 40	Executive Vice President	2014	(6)	Executive Vice President/Senior Staff Attorney

(1)	The ages listed for CTBI's executive officers are as of February 28, 2015.

(2)	Mr. Larry Jones was named Executive Vice President/Central Kentucky Region President of Community Trust Bank, Inc. in November 2010. Mr. Jones had served as Executive Vice President/Northeastern Region President since September 2002.

(3)	Mr. Jameson is a non-voting member of the Executive Committee.

(4)	Mr. Andrew Jones replaced Mr. Larry Jones as Executive Vice President/Northeastern Region President. Mr. Andrew Jones has been employed by Community Trust Bank, Inc. since 1987. His most recent position was Senior Vice President/Senior Lender of the Ashland Market which he had held since 2002.

(5)	Mr. Waters has been with Community Trust and Investment Company since 2004, serving as Senior Vice President/Manager of Trust and Estate Services prior to becoming President and CEO effective January 1, 2011.

(6)	Mr. Hancock was employed as Senior Staff Attorney of Community Trust Bank, Inc. in September 2008. He was promoted to Senior Vice President in April 2009 and named Executive Vice President in April 2014.

Item 11.  Executive Compensation

The information required by this item is omitted because CTBI is filing a definitive proxy statement pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report which includes the required information.  The required information contained in CTBI's proxy statement is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required by this item other than the information provided below is omitted because CTBI is filing a definitive proxy statement pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report which includes the required information.  The required information contained in CTBI's proxy statement is incorporated herein by reference.

Equity Compensation Plan Information

The following table provides information as of December 31, 2014, with respect to compensation plans under which common shares of CTBI are authorized for issuance to officers or employees in exchange for consideration in the form of services provided to CTBI and/or its subsidiaries.  We currently maintain one active and one inactive incentive stock option plan covering key employees.  The 2006 Stock Ownership Incentive Plan ("2006 Plan") was approved by the Board of Directors and the Shareholders in 2006.  The 1998 Stock Option Plan ("1998 Plan") was approved by the Board of Directors and the Shareholders in 1998.  The 1998 Plan was rendered inactive as of April 26, 2006.  The 2006 Plan had 1,650,000 shares authorized, 1,345,876 of which were available at December 31, 2014 for future grants.  In addition, any shares reserved for issuance under the 1998 Stock Option Plan ("1998 Plan") in excess of the number of shares as to which options or other benefits are awarded thereunder, plus any shares as to which options or other benefits granted under the 1998 Plan may lapse, expire, terminate or be canceled, shall also be reserved and available for issuance or reissuance under the 2006 Plan.  As of December 31, 2014, the 1998 Plan had 1,151,514 shares authorized, 217,826 of which were transferred to the 2006 Plan.  The total shares available for issuance under the 2006 Plan as of December 31, 2014 was 1,563,702.

	A	B	C
Plan Category (shares in thousands)	Number of Common Shares to be Issued Upon Exercise	Weighted Average Price	Number of Securities Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in Column A)
Equity compensation plans approved by shareholders:
Stock options	143	$31.47	1,564
Equity compensation plans not approved by shareholders	0	--	0

Total			1,564

Additional information regarding CTBI's stock option plans can be found in notes 1 and 14 to the consolidated financial statements.

Item 13.  Certain Relationships, Related Transactions, and Director Independence

The information required by this item is omitted because CTBI is filing a definitive proxy statement pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report which includes the required information.  The required information contained in CTBI's proxy statement is incorporated herein by reference.

Item 14.  Principal Accountant Fees and Services

The information required by this item is omitted because CTBI is filing a definitive proxy statement pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report which includes the required information.  The required information contained in CTBI's proxy statement is incorporated herein by reference.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a) 1.  Financial Statements

The following financial statements of CTBI and the auditor's report thereon are filed as part of this Form 10-K under Item 8. Financial Statements and Supplementary Data:

Consolidated Balance Sheets
Consolidated Statements of Income and Other Comprehensive Income
Consolidated Statements of Shareholders' Equity
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

10.6
Form of Severance Agreement between Community Trust Bancorp, Inc. and executive officers (currently in effect with respect to twelve executive officers) {incorporated herein by reference to Form 10-K for the fiscal year ended December 31, 2001 under SEC file no. 000-111-29}

10.7	Senior Management Incentive Compensation Plan (2015) {incorporated herein by reference to current report on Form 8-K dated January 27, 2015}

10.8	Restricted Stock Agreement {incorporated herein by reference to Form 10-K for the fiscal year ended December 31, 2011 under SEC file no. 000-111-29}

10.9	Employee Incentive Compensation Plan (2015) {incorporated herein by reference to current report on Form 8-K dated January 27, 2015}

10.10	Amendment to the Community Trust Bancorp, Inc. 2006 Stock Ownership Incentive Plan {incorporated herein by reference to current report on Form 8-K dated January 26, 2012}

10.11	Community Trust Bancorp, Inc. 2012 Executive Committee Long-Term Incentive Compensation Plan {incorporated herein by reference to current report on Form 8-K dated January 26, 2012}

10.12	Community Trust Bancorp, Inc. 2013 Executive Committee Long-Term Incentive Compensation Plan {incorporated herein by reference to current report on Form 8-K dated January 29, 2013}

10.13	Community Trust Bancorp, Inc. 2014 Executive Committee Long-Term Incentive Compensation Plan {incorporated herein by reference to current report on Form 8-K dated January 30, 2014}

10.15	Community Trust Bancorp, Inc. 2015 Executive Committee Long-Term Incentive Compensation Plan {incorporated herein by reference to current report on Form 8-K dated January 27, 2015}

21	List of subsidiaries

23.1	Consent of BKD, LLP, Independent Registered Public Accounting Firm

31.1	Certification of Principal Executive Officer (Jean R. Hale, Chairman, President, and Chief Executive Officer)

31.2	Certification of Principal Financial Officer (Kevin J. Stumbo, Executive Vice President, Chief Financial Officer, and Treasurer)

32.1	Certification of Jean R. Hale, Chairman, President and CEO, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

COMMUNITY TRUST BANCORP, INC.

Date: March 13, 2015	By:	/s/ Jean R. Hale
Jean R. Hale
Chairman, President, and Chief Executive Officer

/s/ Kevin J. Stumbo
Kevin J. Stumbo
Executive Vice President, Chief Financial Officer, and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

March 13, 2015	/s/ Jean R. Hale	Chairman, President, and Chief Executive Officer
Jean R. Hale

March 13, 2015	/s/ Kevin J. Stumbo	Executive Vice President, Chief Financial Officer, and Treasurer
Kevin J. Stumbo

March 13, 2015	/s/ Charles J. Baird	Director
Charles J. Baird

March 13, 2015	/s/ Nick Carter	Director
Nick Carter

March 13, 2015	/s/ James E. McGhee, II	Director
James E. McGhee II

March 13, 2015	/s/ M. Lynn Parrish	Director
M. Lynn Parrish

March 13, 2015	/s/ James R. Ramsey	Director
James R. Ramsey

March 13, 2015	/s/ Anthony W. St. Charles	Director
Anthony W. St. Charles

COMMUNITY TRUST BANCORP, INC. AND SUBSIDIARIES
INDEX TO EXHIBITS

Exhibit No.	Description of Exhibits
3.1	Articles of Incorporation for CTBI {incorporated herein by reference}

3.2	By-laws of CTBI as amended July 25, 1995 {incorporated herein by reference}

3.3	By-laws of CTBI as amended January 29, 2008 {incorporated herein by reference}

10.1	Community Trust Bancorp, Inc. Employee Stock Ownership Plan (effective January 1, 2007) {incorporated herein by reference}

10.2
Community Trust Bancorp, Inc. Savings and Employee Stock Ownership Plan (Amendment Number One effective January 1, 2002, Amendment Number Two effective January 1, 2004, Amendment Number Three effective March 28, 2005, and Amendment Number Four effective January 1, 2006) {incorporated herein by reference}

10.3	Second restated Pikeville National Corporation 1989 Stock Option Plan (commonly known as Community Trust Bancorp, Inc. 1989 Stock Option Plan) {incorporated herein by reference}

10.4	Community Trust Bancorp, Inc. 1998 Stock Option Plan {incorporated herein by reference}

10.5	Community Trust Bancorp, Inc. 2006 Stock Ownership Incentive Plan {incorporated herein by reference}

10.6	Form of Severance Agreement between Community Trust Bancorp, Inc. and executive officers (currently in effect with respect to twelve executive officers) {incorporated herein by reference}

10.7	Senior Management Incentive Compensation Plan (2015) {incorporated herein by reference}

10.8	Restricted Stock Agreement{incorporated herein by reference}

10.9	Employee Incentive Compensation Plan (2015) {incorporated herein by reference}

10.10	Amendment to the Community Trust Bancorp, Inc. 2006 Stock Ownership Incentive Plan {incorporated herein by reference}

10.11	Community Trust Bancorp, Inc. 2012 Executive Committee Long-Term Incentive Compensation Plan {incorporated herein by reference}

10.12	Community Trust Bancorp, Inc. 2013 Executive Committee Long-Term Incentive Compensation Plan {incorporated herein by reference}

10.13	Community Trust Bancorp, Inc. 2014 Executive Committee Long-Term Incentive Compensation Plan {incorporated herein by reference}

10.15	Community Trust Bancorp, Inc. 2015 Executive Committee Long-Term Incentive Compensation Plan {incorporated herein by reference}

21	List of subsidiaries

23.1	Consent of BKD, LLP, Independent Registered Public Accounting Firm

31.1	Certification of Principal Executive Officer (Jean R. Hale, Chairman, President and CEO)

31.2	Certification of Principal Financial Officer (Kevin J. Stumbo, Executive Vice President, Chief Financial Officer, and Treasurer)

32.1	Certification of Jean R. Hale, Chairman, President and CEO, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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