Form 10-Q
period 2015-03-31
COMMUNITY TRUST BANCORP INC /KY/
filed 2015-05-08
CIK 350852

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015

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

Common stock – 17,485,898 shares outstanding at April 30, 2015

CAUTIONARY STATEMENT
REGARDING FORWARD LOOKING STATEMENTS

Certain of the statements contained herein that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. CTBI's actual results may differ materially from those included in the forward-looking statements. Forward-looking statements are typically identified by words or phrases such as "believe," "expect," "anticipate," "intend," "estimate," "may increase," "may fluctuate," and similar expressions or future or conditional verbs such as "will," "should," "would," and "could." These forward-looking statements involve risks and uncertainties including, but not limited to, economic conditions, portfolio growth, the credit performance of the portfolios, including bankruptcies, and seasonal factors; changes in general economic conditions including the performance of financial markets, prevailing inflation and interest rates, realized gains from sales of investments, gains from asset sales, and losses on commercial lending activities; results of various investment activities; the effects of competitors' pricing policies, changes in laws and regulations, competition, and demographic changes on target market populations' savings and financial planning needs; industry changes in information technology systems on which we are highly dependent; failure of acquisitions to produce revenue enhancements or cost savings at levels or within the time frames originally anticipated or unforeseen integration difficulties; the adoption by CTBI of a Federal Financial Institutions Examination Council (FFIEC) policy that provides guidance on the reporting of delinquent consumer loans and the timing of associated credit charge-offs for financial institution subsidiaries; and the resolution of legal proceedings and related matters.  In addition, the banking industry in general is subject to various monetary and fiscal policies and regulations, which include those determined by the Federal Reserve Board, the Federal Deposit Insurance Corporation, and state regulators, whose policies and regulations could affect CTBI's results.  These statements are representative only on the date hereof, and CTBI undertakes no obligation to update any forward-looking statements made.

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

The accompanying information has not been audited by our independent registered public accountants; however, in the opinion of management such information reflects all adjustments necessary for a fair presentation of the results for the interim period.  All such adjustments are of a normal and recurring nature.

The accompanying condensed consolidated financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all of the disclosures normally required by accounting principles generally accepted in the United States of America or those normally made in the Registrant's annual report on Form 10-K.  Accordingly, the reader of the Form 10-Q should refer to the Registrant's Form 10-K for the year ended December 31, 2014 for further information in this regard.

Community Trust Bancorp, Inc.
Condensed Consolidated Balance Sheets

(dollars in thousands)	(unaudited) March 31 2015	December 31 2014
Assets:
Cash and due from banks	$61,351	$56,299
Interest bearing deposits	76,507	44,285
Federal funds sold	3,191	4,933
Cash and cash equivalents	141,049	105,517

Certificates of deposit in other banks	6,665	8,197
Securities available-for-sale at fair value (amortized cost of $619,241 and $638,395, respectively)	626,335	640,186
Securities held-to-maturity at amortized cost (fair value of $1,653 and $1,644, respectively)	1,661	1,662
Loans held for sale	1,505	2,264

Loans	2,746,482	2,733,824
Allowance for loan and lease losses	(34,606)	(34,447)
Net loans	2,711,876	2,699,377

Premises and equipment, net	49,363	49,980
Federal Home Loan Bank stock	17,927	17,927
Federal Reserve Bank stock	4,887	4,869
Goodwill	65,490	65,490
Core deposit intangible (net of accumulated amortization of $8,192 and $8,138, respectively)	424	477
Bank owned life insurance	61,092	60,697
Mortgage servicing rights	2,797	2,968
Other real estate owned	38,735	36,776
Other assets	29,542	27,378
Total assets	$3,759,348	$3,723,765

Liabilities and shareholders' equity:
Deposits:
Noninterest bearing	$704,150	$677,626
Interest bearing	2,235,390	2,196,631
Total deposits	2,939,540	2,874,257

Repurchase agreements	244,570	235,186
Federal funds purchased and other short-term borrowings	12,041	11,041
Advances from Federal Home Loan Bank	1,141	61,170
Long-term debt	61,341	61,341
Other liabilities	43,266	32,893
Total liabilities	3,301,899	3,275,888

Shareholders' equity:
Preferred stock, 300,000 shares authorized and unissued	-	-
Common stock, $5 par value, shares authorized 25,000,000; shares outstanding 2015 – 17,479,236; 2014 – 17,466,375	87,396	87,332
Capital surplus	215,031	214,684
Retained earnings	150,411	144,697
Accumulated other comprehensive income, net of tax	4,611	1,164
Total shareholders' equity	457,449	447,877

Total liabilities and shareholders' equity	$3,759,348	$3,723,765

See notes to condensed consolidated financial statements.

Community Trust Bancorp, Inc.
Condensed Consolidated Statements of Income and Comprehensive Income
(unaudited)

	Three Months Ended
	March 31
(in thousands except per share data)	2015	2014
Interest income:
Interest and fees on loans, including loans held for sale	$32,175	$31,613
Interest and dividends on securities
Taxable	2,555	3,047
Tax exempt	671	584
Interest and dividends on Federal Reserve Bank and Federal Home Loan Bank stock	254	332
Other, including interest on federal funds sold	70	117
Total interest income	35,725	35,693

Interest expense:
Interest on deposits	2,306	2,462
Interest on repurchase agreements and other short-term borrowings	216	192
Interest on advances from Federal Home Loan Bank	14	6
Interest on long-term debt	284	283
Total interest expense	2,820	2,943

Net interest income	32,905	32,750
Provision for loan losses	1,901	1,345
Net interest income after provision for loan losses	31,004	31,405

Noninterest income:
Service charges on deposit accounts	5,582	5,431
Gains on sales of loans, net	290	190
Trust and wealth management income	2,239	2,109
Loan related fees	864	679
Bank owned life insurance	521	474
Brokerage revenue	296	570
Securities gains (losses)	144	(60)
Other noninterest income	800	672
Total noninterest income	10,736	10,065

Noninterest expense:
Officer salaries and employee benefits	2,972	2,838
Other salaries and employee benefits	10,673	10,579
Occupancy, net	2,087	2,164
Equipment	777	900
Data processing	1,932	1,925
Bank franchise tax	1,268	1,209
Legal fees	573	698
Professional fees	425	415
FDIC insurance	606	649
Other real estate owned provision and expense	484	1,505
Repossession expense	344	319
Other noninterest expense	3,677	3,660
Total noninterest expense	25,818	26,861

Income before income taxes	15,922	14,609
Income taxes	4,984	4,469
Net income	10,938	10,140

Other comprehensive income:
Unrealized holding gains on securities available-for-sale:
Unrealized holding gains arising during the period	5,447	6,080
Less: Reclassification adjustments for realized gains (losses) included in net income	144	(60)
Tax expense	1,856	2,149
Other comprehensive income, net of tax	3,447	3,991
Comprehensive income	$14,385	$14,131

Basic earnings per share	$0.63	$0.59
Diluted earnings per share	$0.63	$0.58

Weighted average shares outstanding-basic	17,400	17,308
Weighted average shares outstanding-diluted	17,451	17,403

Dividends declared per share	$0.300	$0.291

See notes to condensed consolidated financial statements.

Community Trust Bancorp, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended
	March 31
(in thousands)	2015	2014
Cash flows from operating activities:
Net income	$10,938	$10,140
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,016	1,121
Deferred taxes	385	(443)
Stock-based compensation	197	191
Excess tax benefits of stock-based compensation	153	6
Provision for loan losses	1,901	1,345
Write-downs of other real estate owned and other repossessed assets	64	874
Gains on sale of mortgage loans held for sale	(290)	(190)
Securities (gains) losses	(144)	60
Losses on sale of assets, net	24	14
Proceeds from sale of mortgage loans held for sale	13,032	8,583
Funding of mortgage loans held for sale	(11,983)	(9,176)
Amortization of securities premiums and discounts, net	690	664
Change in cash surrender value of bank owned life insurance	(395)	(356)
Mortgage servicing rights:
Fair value adjustments	255	229
New servicing assets created	(84)	(63)
Changes in:
Other assets	(2,052)	927
Other liabilities	8,277	699
Net cash provided by operating activities	21,984	14,625

Cash flows from investing activities:
Certificates of deposit in other banks:
Maturity of certificates of deposit	1,532	0
Securities available-for-sale (AFS):
Purchase of AFS securities	(5,755)	(168,168)
Proceeds from the sales of AFS securities	11,483	112,949
Proceeds from prepayments and maturities of AFS securities	12,879	19,911
Securities held-to-maturity (HTM):
Proceeds from maturities of HTM securities	1	0
Change in loans, net	(18,444)	28,250
Purchase of premises and equipment	(346)	(250)
Proceeds from sale of premises and equipment	0	18
Redemption of stock by Federal Home Loan Bank	0	7,746
Additional investment in Federal Reserve Bank stock	(18)	(1)
Proceeds from sale of other real estate and other repossessed assets	1,973	1,837
Additional investment in other real estate and other repossessed assets	(85)	0
Net cash provided by investing activities	3,220	2,292

Cash flows from financing activities:
Change in deposits, net	65,283	69,115
Change in repurchase agreements, federal funds purchased, and other short-term borrowings, net	10,384	5,847
Advances from Federal Home Loan Bank	20,000	0
Payments on advances from Federal Home Loan Bank	(80,029)	(29)
Issuance of common stock	270	290
Netting of restricted stock	(189)	0
Excess tax benefits of stock-based compensation	(153)	(6)
Dividends paid	(5,238)	(5,086)
Net cash provided by financing activities	10,328	70,131
Net increase in cash and cash equivalents	35,532	87,048
Cash and cash equivalents at beginning of period	105,517	106,641
Cash and cash equivalents at end of period	$141,049	$193,689

Supplemental disclosures:
Income taxes paid	$3,000	$4,100
Interest paid	2,706	2,794
Non-cash activities:
Loans to facilitate the sale of other real estate and repossessed assets	1,722	1,415
Common stock dividends accrued, paid in subsequent quarter	221	201
Real estate acquired in settlement of loans	5,570	1,273

See notes to condensed consolidated financial statements.

Community Trust Bancorp, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1 - Summary of Significant Accounting Policies

In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments (which consist of normal recurring accruals) necessary, to present fairly the condensed consolidated financial position as of March 31, 2015, the results of operations for the three months ended March 31, 2015 and 2014, and the cash flows for the three months ended March 31, 2015 and 2014.  In accordance with accounting principles generally accepted in the United States of America for interim financial information, these statements do not include certain information and footnote disclosures required by accounting principles generally accepted in the United States of America for complete annual financial statements.  The results of operations for the three months ended March 31, 2015 and 2014, and the cash flows for the three months ended March 31, 2015 and 2014, are not necessarily indicative of the results to be expected for the full year.  The condensed consolidated balance sheet as of December 31, 2014 has been derived from the audited consolidated financial statements of Community Trust Bancorp, Inc. ("CTBI") for that period.  For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2014, included in our annual report on Form 10-K.

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

New Accounting Standards –

➢            Accounting for Investments in Qualified Affordable Housing Projects – In January 2014, the FASB issued ASU No. 2014-01, Investments—Equity Method and Joint Ventures (Topic 323):  Accounting for Investments in Qualified Affordable Housing Projects, which enables companies that invest in affordable housing projects that qualify for the low-income housing tax credit (LIHTC) to elect to use the proportional amortization method if certain conditions are met.  Under the proportional amortization method, the initial investment cost of the project is amortized in proportion to the amount of tax credits and benefits received, with the results of the investment presented on a net basis as a component of income tax expense (benefit).  ASU 2014-01 is effective for interim and annual periods beginning after December 15, 2014.  The adoption of this ASU did not have a material impact on CTBI's consolidated financial statements.

➢            Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure – In January 2014, the FASB also issued ASU No. 2014-04, Receivables—Troubled Debt Restructurings by Creditors (Subtopic 310-40):  Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure, which clarifies when an in-substance foreclosure or repossession of residential real estate property occurs, requiring a creditor to reclassify the loan to other real estate.  According to ASU 2014-04, a consumer mortgage loan should be reclassified to other real estate either upon the creditor obtaining legal title to the real estate collateral or when the borrower voluntarily conveys all interest in the real estate property to the creditor through a deed in lieu of foreclosure or similar legal agreement.  ASU 2014-04 also clarifies that a creditor should not delay reclassification when a borrower has a legal right of redemption.  ASU 2014-04 is effective for interim and annual periods beginning after December 15, 2014.  The adoption of this ASU did not have a material impact on CTBI's consolidated financial statements as our practice was already consistent with the new guidance.

➢            Elimination of Extraordinary Reporting – In January 2015, the FASB issued ASU No. 2015-01, Income Statement – Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items.  ASU No. 2015-01 eliminates from U.S. GAAP the concept of an extraordinary item.  The FASB issued this ASU as part of its initiative to reduce complexity in accounting standards.  The objective of the simplification initiative is to identify, evaluate, and improve areas of U.S. GAAP for which cost and complexity can be reduced while maintaining or improving the usefulness of the information provided to the users of financial statements.  The amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015.  A reporting entity may apply the amendments prospectively.  A reporting entity also may apply the amendments retrospectively to all prior periods presented in the financial statements.  Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption.  The effective date is the same for both public business entities and all other entities.  For an entity that prospectively applies the guidance, the only required transition disclosure will be to disclose, if applicable, both the nature and the amount of an item included in income from continuing operations after adoption that adjusts an extraordinary item previously classified and presented before the date of adoption.  An entity retrospectively applying the guidance should provide the disclosures in paragraphs 250-10-50-1 through 50-2.  The adoption of this ASU is not expected to have a material impact on CTBI's consolidated financial statements.

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

Historical loss rates for loans are adjusted for significant factors that, in management's judgment, reflect the impact of any current conditions on loss recognition.  We use twelve rolling quarters for our historical loss rate analysis.  Factors that we consider include delinquency trends, current economic conditions and trends, strength of supervision and administration of the loan portfolio, levels of underperforming loans, level of recoveries to prior year's charge-offs, trends in loan losses, industry concentrations and their relative strengths, amount of unsecured loans, and underwriting exceptions.  Based upon management's judgment, "best case," "worst case," and "most likely" scenarios are determined.  The total of each of these weighted factors is then applied against the applicable portion of the portfolio and the ALLL is adjusted accordingly to approximate the most likely scenario.  Management continually reevaluates the other subjective factors included in its ALLL analysis.

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

Income Taxes – Income tax expense is based on the taxes due on the consolidated tax return plus deferred taxes based on the expected future tax benefits and consequences of temporary differences between carrying amounts and tax bases of assets and liabilities, using enacted tax rates.  Any interest and penalties incurred in connection with income taxes are recorded as a component of income tax expense in the consolidated financial statements.  During the quarters ended March 31, 2015 and 2014, CTBI did not recognize a significant amount of interest expense or penalties in connection with income taxes.

CTBI is currently under IRS examination of its 2013 corporate income tax return.  Management does not expect that the results of the examination will have a material effect on our financial condition.  While management believes our tax positions are appropriate, the IRS could challenge our positions as a part of this examination.

Note 2 – Stock-Based Compensation

CTBI's compensation expense related to stock option grants was $8 thousand and $4 thousand, respectively for the three months ended March 31, 2015 and 2014, respectively.  Restricted stock expense for the three months ended March 31, 2015 and 2014 was $189 thousand and $187 thousand, respectively, including $20 thousand and $30 thousand in dividends paid for each period.  As of March 31, 2015, there was a total of $0.2 million of unrecognized compensation expense related to unvested stock option awards that will be recognized as expense as the awards vest over a weighted average period of 4.6 years and a total of $1.0 million of unrecognized compensation expense related to restricted stock grants that will be recognized as expense as the awards vest over a weighted average period of 2.2 years.

There were 10,582 and 4,561 shares of restricted stock granted during the three months ended March 31, 2015 and 2014, respectively.  The restrictions on the restricted stock lapse ratably over four years or in the event of a change in control of CTBI or the death of the participant.  In the event of the disability of the participant, the restrictions will lapse on a pro rata basis.  The Compensation Committee of the Board of Directors will have discretion to review and revise restrictions applicable to a participant's restricted stock in the event of the participant's retirement.  There were 20,000 options granted to purchase shares of CTBI common stock during the three months ended March 31, 2015.  No options were granted during the three months ended March 31, 2014.

The fair value of options granted during the three months ended March 31, 2015, were established at the date of grant using a Black-Scholes option pricing model with the weighted average assumptions as follows:

Three Months Ended
March 31
2015
Expected dividend yield	3.72%
Risk-free interest rate	1.54%
Expected volatility	30.77%
Expected term (in years)	7.0
Weighted average fair value of options	$6.60

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

The amortized cost and fair value of securities at March 31, 2015 are summarized as follows:

Available-for-Sale

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury and government agencies	$186,394	$996	$(676)	$186,714
State and political subdivisions	132,197	4,452	(336)	136,313
U.S. government sponsored agency mortgage-backed securities	275,650	3,938	(1,400)	278,188
Total debt securities	594,241	9,386	(2,412)	601,215
CRA investment funds	25,000	120	0	25,120
Total available-for-sale securities	$619,241	$9,506	$(2,412)	$626,335

Held-to-Maturity

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury and government agencies	$480	$0	$(10)	$470
State and political subdivisions	1,181	2	0	1,183
Total held-to-maturity securities	$1,661	$2	$(10)	$1,653

The amortized cost and fair value of securities as of December 31, 2014 are summarized as follows:

Available-for-Sale

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury and government agencies	$190,563	$509	$(2,140)	$188,932
State and political subdivisions	133,951	3,973	(466)	137,458
U.S. government sponsored agency mortgage-backed securities	288,881	2,876	(2,850)	288,907
Total debt securities	613,395	7,358	(5,456)	615,297
CRA investment funds	25,000	0	(111)	24,889
Total available-for-sale securities	$638,395	$7,358	$(5,567)	$640,186

Held-to-Maturity

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury and government agencies	$480	$0	$(19)	$461
State and political subdivisions	1,182	1	0	1,183
Total held-to-maturity securities	$1,662	$1	$(19)	$1,644

The amortized cost and fair value of securities at March 31, 2015 by contractual maturity are shown below.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale		Held-to-Maturity
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$17,748	$17,814	$0	$0
Due after one through five years	117,110	118,395	1,181	1,183
Due after five through ten years	135,921	137,856	480	470
Due after ten years	47,812	48,962	0	0
U.S. government sponsored agency mortgage-backed securities	275,650	278,188	0	0
Total debt securities	594,241	601,215	1,661	1,653
CRA investment funds	25,000	25,120	0	0
Total securities	$619,241	$626,335	$1,661	$1,653

As of March 31, 2015, there was a net gain of $144 thousand realized on sales of AFS securities, consisting of a pre-tax gain of $223 thousand and a pre-tax loss of $79 thousand.  As of March 31, 2014, there was a net loss of $60 thousand.

The amortized cost of securities pledged as collateral, to secure public deposits and for other purposes, was $248.2 million at March 31, 2015 and $267.1 million at December 31, 2014.

The amortized cost of securities sold under agreements to repurchase amounted to $277.1 million at March 31, 2015 and $280.9 million at December 31, 2014.

CTBI evaluates its investment portfolio on a quarterly basis for impairment.  The analysis performed as of March 31, 2015 indicates that all impairment is considered temporary, market and interest rate driven, and not credit-related.  The percentage of total investments with unrealized losses as of March 31, 2015 was 26.6% compared to 44.1% as of December 31, 2014.  The following tables provide the amortized cost, gross unrealized losses, and fair market value, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position as of March 31, 2015 that are not deemed to be other-than-temporarily impaired.

Available-for-Sale

(in thousands)	Amortized Cost	Gross Unrealized Losses	Fair Value
Less Than 12 Months
U.S. Treasury and government agencies	$9,421	$(14)	$9,407
State and political subdivisions	7,094	(50)	7,044
U.S. government sponsored agency mortgage-backed securities	23,865	(70)	23,795
Total debt securities	40,380	(134)	40,246
CRA investment funds	0	0	0
Total <12 months temporarily impaired AFS securities	40,380	(134)	40,246

12 Months or More
U.S. Treasury and government agencies	54,771	(662)	54,109
State and political subdivisions	7,828	(286)	7,542
U.S. government sponsored agency mortgage-backed securities	65,835	(1,330)	64,505
Total debt securities	128,434	(2,278)	126,156
CRA investment funds	0	0	0
Total ≥12 months temporarily impaired AFS securities	128,434	(2,278)	126,156

Total
U.S. Treasury and government agencies	64,192	(676)	63,516
State and political subdivisions	14,922	(336)	14,586
U.S. government sponsored agency mortgage-backed securities	89,700	(1,400)	88,300
Total debt securities	168,814	(2,412)	166,402
CRA investment funds	0	0	0
Total temporarily impaired AFS securities	$168,814	$(2,412)	$166,402

Held-to-Maturity

(in thousands)	Amortized Cost	Gross Unrealized Losses	Fair Value
12 Months or More
U.S. Treasury and government agencies	$480	$(10)	$470
Total temporarily impaired HTM securities	$480	$(10)	$470

U.S. Treasury and Government Agencies

The unrealized losses in U.S. Treasury and government agencies were caused by interest rate increases.  The contractual terms of those investments do not permit the issuer to settle the securities at a price less than amortized cost.  CTBI does not consider those investments to be other-than-temporarily impaired at March 31, 2015, because CTBI does not intend to sell the investments and it is not more likely than not that we will be required to sell the investments before recovery of their amortized cost, which may be at maturity.

State and Political Subdivisions

The unrealized losses in securities of state and political subdivisions were caused by interest rate increases.  The contractual terms of those investments do not permit the issuer to settle the securities at a price less than amortized cost.  CTBI does not consider those investments to be other-than-temporarily impaired at March 31, 2015, because CTBI does not intend to sell the investments before recovery of their amortized cost, which may be at maturity.

U.S. Government Sponsored Agency Mortgage-Backed Securities

The unrealized losses in U.S. government sponsored agency mortgage-backed securities were caused by interest rate increases.  CTBI expects to recover the amortized cost basis over the term of the securities.  CTBI does not consider those investments to be other-than-temporarily impaired at March 31, 2015, because (i) the decline in market value is attributable to changes in interest rates and not credit quality, (ii) CTBI does not intend to sell the investments, and (iii) it is not more likely than not we will be required to sell the investments before recovery of their amortized cost, which may be at maturity.

The analysis performed as of December 31, 2014 indicated that all impairment was considered temporary, market and interest rate driven, and not credit-related.  The following tables provide the amortized cost, gross unrealized losses, and fair market value, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position as of December 31, 2014 that are not deemed to be other-than-temporarily impaired.

Available-for-Sale

(in thousands)	Amortized Cost	Gross Unrealized Losses	Fair Value
Less Than 12 Months
U.S. Treasury and government agencies	$31,185	$(87)	$31,098
State and political subdivisions	8,800	(23)	8,777
U.S. government sponsored agency mortgage-backed securities	50,115	(442)	49,673
Total debt securities	90,100	(552)	89,548
CRA investment funds	25,000	(111)	24,889
Total <12 months temporarily impaired AFS securities	115,100	(663)	114,437

12 Months or More
U.S. Treasury and government agencies	65,209	(2,053)	63,156
State and political subdivisions	21,308	(443)	20,865
U.S. government sponsored agency mortgage-backed securities	86,389	(2,408)	83,981
Total debt securities	172,906	(4,904)	168,002
CRA investment funds	0	0	0
Total ≥12 months temporarily impaired AFS securities	172,906	(4,904)	168,002

Total
U.S. Treasury and government agencies	96,394	(2,140)	94,254
State and political subdivisions	30,108	(466)	29,642
U.S. government sponsored agency mortgage-backed securities	136,504	(2,850)	133,654
Total debt securities	263,006	(5,456)	257,550
CRA investment funds	25,000	(111)	24,889
Total temporarily impaired AFS securities	$288,006	$(5,567)	$282,439

Held-to-Maturity

(in thousands)	Amortized Cost	Gross Unrealized Losses	Fair Value
12 Months or More
U.S. Treasury and government agencies	$480	$(19)	$461
Total temporarily impaired HTM securities	$480	$(19)	$461

Note 4 – Loans

Major classifications of loans, net of unearned income, deferred loan origination costs, and net premiums on acquired loans, are summarized as follows:

(in thousands)	March 31 2015	December 31 2014
Commercial construction	$119,222	$121,942
Commercial secured by real estate	966,335	948,626
Equipment lease financing	10,908	10,344
Commercial other	341,400	352,048
Real estate construction	60,894	62,412
Real estate mortgage	708,067	712,465
Home equity	87,136	88,335
Consumer direct	120,005	122,136
Consumer indirect	332,515	315,516
Total loans	$2,746,482	$2,733,824

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

Not included in the loan balances above were loans held for sale in the amount of $1.5 million at March 31, 2015 and $2.3 million at December 31, 2014, respectively.

Refer to note 1 to the condensed consolidated financial statements for further information regarding our nonaccrual policy.  Nonaccrual loans segregated by class of loans were as follows:

(in thousands)	March 31 2015	December 31 2014
Commercial:
Commercial construction	$4,063	$4,339
Commercial secured by real estate	4,709	6,725
Commercial other	2,269	2,423

Residential:
Real estate construction	596	602
Real estate mortgage	5,381	6,513
Home equity	246	369
Total nonaccrual loans	$17,264	$20,971

The following tables present CTBI's loan portfolio aging analysis, segregated by class, as of March 31, 2015 and December 31, 2014:

	March 31, 2015
(in thousands)	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Current	Total Loans	90+ and Accruing*
Commercial:
Commercial construction	$298	$190	$5,764	$6,252	$112,970	$119,222	$1,701
Commercial secured by real estate	4,434	3,120	8,119	15,673	950,662	966,335	5,685
Equipment lease financing	0	0	0	0	10,908	10,908	0
Commercial other	667	1,586	4,054	6,307	335,093	341,400	2,320
Residential:
Real estate construction	437	76	778	1,291	59,603	60,894	196
Real estate mortgage	1,618	3,898	11,626	17,142	690,925	708,067	7,284
Home equity	784	641	431	1,856	85,280	87,136	280
Consumer:
Consumer direct	841	160	163	1,164	118,841	120,005	163
Consumer indirect	1,823	368	169	2,360	330,155	332,515	169
Total	$10,902	$10,039	$31,104	$52,045	$2,694,437	$2,746,482	$17,798

	December 31, 2014
(in thousands)	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Current	Total Loans	90+ and Accruing*
Commercial:
Commercial construction	$40	$31	$6,171	$6,242	$115,700	$121,942	$1,863
Commercial secured by real estate	2,471	1,595	10,763	14,829	933,797	948,626	4,682
Equipment lease financing	0	0	0	0	10,344	10,344	0
Commercial other	826	55	4,205	5,086	346,962	352,048	2,367
Residential:
Real estate construction	92	144	985	1,221	61,191	62,412	383
Real estate mortgage	1,005	5,171	13,049	19,225	693,240	712,465	7,742
Home equity	779	197	703	1,679	86,656	88,335	422
Consumer:
Consumer direct	1,307	295	141	1,743	120,393	122,136	141
Consumer indirect	2,304	586	385	3,275	312,241	315,516	385
Total	$8,824	$8,074	$36,402	$53,300	$2,680,524	$2,733,824	$17,985

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

The following table presents the credit risk profile of CTBI's commercial loan portfolio based on rating category and payment activity, segregated by class of loans, as of March 31, 2015 and December 31, 2014:

(in thousands)	Commercial Construction	Commercial Secured by Real Estate	Equipment Leases	Commercial Other	Total
March 31, 2015
Pass	$98,846	$853,434	$10,908	$296,424	$1,259,612
Watch	9,473	73,254	0	36,668	119,395
OAEM	1,153	6,642	0	828	8,623
Substandard	5,688	29,074	0	5,618	40,380
Doubtful	4,062	3,931	0	1,862	9,855
Total	$119,222	$966,335	$10,908	$341,400	$1,437,865

December 31, 2014
Pass	$101,314	$834,751	$10,344	$307,270	$1,253,679
Watch	9,857	69,123	0	36,114	115,094
OAEM	934	10,973	0	881	12,788
Substandard	5,647	27,901	0	5,772	39,320
Doubtful	4,190	5,878	0	2,011	12,079
Total	$121,942	$948,626	$10,344	$352,048	$1,432,960

The following table presents the credit risk profile of the CTBI's residential real estate and consumer loan portfolios based on performing or nonperforming status, segregated by class, as of March 31, 2015 and December 31, 2014:

(in thousands)	Real Estate Construction	Real Estate Mortgage	Home Equity	Consumer Direct	Consumer Indirect	Total
March 31, 2015
Performing	$60,102	$695,402	$86,610	$119,842	$332,346	$1,294,302
Nonperforming (1)	792	12,665	526	163	169	14,315
Total	$60,894	$708,067	$87,136	$120,005	$332,515	$1,308,617

December 31, 2014
Performing	$61,427	$698,210	$87,544	$121,995	$315,131	$1,284,307
Nonperforming (1)	985	14,255	791	141	385	16,557
Total	$62,412	$712,465	$88,335	$122,136	$315,516	$1,300,864

(1)  A loan is considered nonperforming if it is 90 days or more past due and/or on nonaccrual.

In accordance with ASC 310-10-50-35, the total of consumer mortgage loans secured by real estate properties for which formal foreclosure proceedings are in process totaled $4.6 million at March 31, 2015 compared to $5.9 million at December 31, 2014.

A loan is considered impaired, in accordance with the impairment accounting guidance, when based on current information and events, it is probable CTBI will be unable to collect all amounts due from the borrower in accordance with the contractual terms of the loan.  Impaired loans include nonperforming commercial loans but also include loans modified in troubled debt restructurings where concessions have been granted to borrowers experiencing financial difficulties.  These concessions could include a reduction in the interest rate on the loan, payment extensions, forgiveness of principal, forbearance, or other actions intended to maximize collection.

The following tables present impaired loans, the average investment in impaired loans, and interest income recognized on impaired loans for the periods ended March 31, 2015, December 31, 2014, and March 31, 2014:

	March 31, 2015
(in thousands)	Recorded Balance	Unpaid Contractual Principal Balance	Specific Allowance	Average Investment in Impaired Loans	*Interest Income Recognized
Loans without a specific valuation allowance:
Commercial construction	$5,280	$5,280	$0	$5,297	$51
Commercial secured by real estate	29,606	30,431	0	29,991	310
Commercial other	12,747	14,337	0	12,868	61
Real estate mortgage	900	900	0	902	12

Loans with a specific valuation allowance:
Commercial construction	3,863	3,863	734	3,895	0
Commercial secured by real estate	3,222	3,650	869	3,440	1
Commercial other	846	970	184	859	0

Totals:
Commercial construction	9,143	9,143	734	9,192	51
Commercial secured by real estate	32,828	34,081	869	33,431	311
Commercial other	13,593	15,307	184	13,727	61
Real estate mortgage	900	900	0	902	12
Total	$56,464	$59,431	$1,787	$57,252	$435

	December 31, 2014
(in thousands)	Recorded Balance	Unpaid Contractual Principal Balance	Specific Allowance	Average Investment in Impaired Loans	*Interest Income Recognized
Loans without a specific valuation allowance:
Commercial construction	$5,653	$5,654	$0	$5,415	$205
Commercial secured by real estate	31,639	33,268	0	34,650	1,180
Commercial other	13,069	14,597	0	15,663	783
Real estate mortgage	1,277	1,277	0	1,507	53

Loans with a specific valuation allowance:
Commercial construction	3,974	3,974	734	4,216	0
Commercial secured by real estate	2,718	2,876	827	4,376	11
Commercial other	738	862	181	531	1

Totals:
Commercial construction	9,627	9,628	734	9,631	205
Commercial secured by real estate	34,357	36,144	827	39,026	1,191
Commercial other	13,807	15,459	181	16,194	784
Real estate mortgage	1,277	1,277	0	1,507	53
Total	$59,068	$62,508	$1,742	$66,358	$2,233

	March 31, 2014
(in thousands)	Recorded Balance	Unpaid Contractual Principal Balance	Specific Allowance	Average Investment in Impaired Loans	*Interest Income Recognized
Loans without a specific valuation allowance:
Commercial construction	$5,430	$5,431	$0	$5,441	$50
Commercial secured by real estate	35,719	36,618	0	36,416	265
Commercial other	14,191	15,726	0	14,324	114
Real estate mortgage	1,021	1,021	0	1,022	10

Loans with a specific valuation allowance:
Commercial construction	4,278	4,284	939	4,312	0
Commercial secured by real estate	4,234	4,611	1,084	4,686	4
Commercial other	413	536	112	439	0

Totals:
Commercial construction	9,708	9,715	939	9,753	50
Commercial secured by real estate	39,953	41,229	1,084	41,102	269
Commercial other	14,604	16,262	112	14,763	114
Real estate mortgage	1,021	1,021	0	1,022	10
Total	$65,286	$68,227	$2,135	$66,640	$443

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

During 2015, certain loans were modified in troubled debt restructurings, where economic concessions were granted to borrowers consisting of reductions in the interest rates, payment extensions, forgiveness of principal, and forbearances.  Presented below, segregated by class of loans, are troubled debt restructurings that occurred during the three months ended March 31, 2015 and 2014 and the year ended December 31, 2014:

	Three Months Ended March 31, 2015
(in thousands)	Number of Loans	Term Modification	Rate Modification	Combination	Post-Modification Outstanding Balance
Commercial:
Commercial secured by real estate	4	$290	$0	$0	$290
Commercial other	2	36	0	0	36
Total troubled debt restructurings	6	$326	$0	$0	$326

	Year Ended December 31, 2014
(in thousands)	Number of Loans	Term Modification	Rate Modification	Combination	Post-Modification Outstanding Balance
Commercial:
Commercial construction	1	$7	$0	$0	$7
Commercial secured by real estate	11	5,707	0	68	5,775
Commercial other	8	1,268	0	0	1,268
Residential:
Real estate mortgage	2	0	0	848	848
Total troubled debt restructurings	22	$6,982	$0	$916	$7,898

	Three Months Ended March 31, 2014
(in thousands)	Number of Loans	Term Modification	Rate Modification	Combination	Post-Modification Outstanding Balance
Commercial:
Commercial secured by real estate	2	$126	$0	$0	$126
Commercial other	2	41	0	0	41
Total troubled debt restructurings	4	$167	$0	$0	$167

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

(in thousands)	Three Months Ended March 31, 2015
	Number of Loans	Recorded Balance
Commercial:
Commercial construction	0	$0
Commercial secured by real estate	1	261
Commercial other	0	0
Total defaulted restructured loans	1	$261

(in thousands)	Three Months Ended March 31, 2014
	Number of Loans	Recorded Balance
Commercial:
Commercial construction	0	$0
Commercial secured by real estate	0	0
Commercial other	2	34
Total defaulted restructured loans	2	$34

Note 5 – Allowance for Loan and Lease Losses

The following tables present the balance in the allowance for loan and lease losses ("ALLL") and the recorded investment in loans based on portfolio segment and impairment method as of March 31, 2015, December 31, 2014, and March 31, 2014:

	March 31, 2015
(in thousands)	Commercial Construction	Commercial Secured by Real Estate	Equipment Lease Financing	Commercial Other	Real Estate Construction	Real Estate Mortgage	Home Equity	Consumer Direct	Consumer Indirect	Total
Allowance for loan losses
Beginning balance	$2,896	$13,618	$119	$4,263	$534	$6,094	$756	$1,574	$4,593	$34,447
Provision charged to expense	(34)	630	6	55	75	364	17	200	588	1,901
Losses charged off	1	433	0	441	90	438	42	357	834	2,636
Recoveries	3	45	0	248	0	10	11	104	473	894
Ending balance	$2,864	$13,860	$125	$4,125	$519	$6,030	$742	$1,521	$4,820	$34,606

Ending balance:
Individually evaluated for impairment	$734	$869	$0	$184	$0	$0	$0	$0	$0	$1,787
Collectively evaluated for impairment	$2,130	$12,991	$125	$3,941	$519	$6,030	$742	$1,521	$4,820	$32,819

Loans
Ending balance:
Individually evaluated for impairment	$9,143	$32,828	$0	$13,593	$0	$900	$0	$0	$0	$56,464
Collectively evaluated for impairment	$110,079	$933,507	$10,908	$327,807	$60,894	$707,167	$87,136	$120,005	$332,515	$2,690,018

	December 31, 2014
(in thousands)	Commercial Construction	Commercial Secured by Real Estate	Equipment Lease Financing	Commercial Other	Real Estate Construction	Real Estate Mortgage	Home Equity	Consumer Direct	Consumer Indirect	Total
Allowance for loan losses
Beginning balance	$3,396	$14,535	$121	$5,238	$397	$4,939	$601	$1,127	$3,654	$34,008
Provision charged to expense	(513)	941	(2)	1,545	258	2,173	265	1,207	2,881	8,755
Losses charged off	15	2,163	0	3,141	123	1,058	115	1,326	3,495	11,436
Recoveries	28	305	0	621	2	40	5	566	1,553	3,120
Ending balance	$2,896	$13,618	$119	$4,263	$534	$6,094	$756	$1,574	$4,593	$34,447

Ending balance:
Individually evaluated for impairment	$734	$827	$0	$181	$0	$0	$0	$0	$0	$1,742
Collectively evaluated for impairment	$2,162	$12,791	$119	$4,082	$534	$6,094	$756	$1,574	$4,593	$32,705

Loans
Ending balance:
Individually evaluated for impairment	$9,627	$34,357	$0	$13,807	$0	$1,277	$0	$0	$0	$59,068
Collectively evaluated for impairment	$112,315	$914,269	$10,344	$338,241	$62,412	$711,188	$88,335	$122,136	$315,516	$2,674,756

	March 31, 2014
(in thousands)	Commercial Construction	Commercial Secured by Real Estate	Equipment Lease Financing	Commercial Other	Real Estate Construction	Real Estate Mortgage	Home Equity	Consumer Direct	Consumer Indirect	Total
Allowance for loan losses
Beginning balance	$3,396	$14,535	$121	$5,238	$397	$4,939	$601	$1,127	$3,654	$34,008
Provision charged to expense	(296)	(106)	(14)	(13)	44	356	51	753	570	1,345
Losses charged off	0	322	0	633	0	164	27	453	946	2,545
Recoveries	7	76	0	162	1	12	1	146	402	807
Ending balance	$3,107	$14,183	$107	$4,754	$442	$5,143	$626	$1,573	$3,680	$33,615

Ending balance:
Individually evaluated for impairment	$939	$1,084	$0	$112	$0	$0	$0	$0	$0	$2,135
Collectively evaluated for impairment	$2,168	$13,099	$107	$4,642	$442	$5,143	$626	$1,573	$3,680	$31,480

Loans
Ending balance:
Individually evaluated for impairment	$9,708	$39,953	$0	$14,604	$0	$1,021	$0	$0	$0	$65,286
Collectively evaluated for impairment	$101,564	$834,484	$8,122	$337,044	$59,730	$694,493	$84,694	$117,497	$282,594	$2,520,222

Note 6 – Other Real Estate Owned

Activity for other real estate owned was as follows:

(in thousands)	March 31, 2015	March 31, 2014
Beginning balance of other real estate owned	$36,776	$39,188
New assets acquired	5,570	1,268
Capitalized costs	85	0
Fair value adjustments	(64)	(874)
Sale of assets	(3,632)	(3,283)
Ending balance of other real estate owned	$38,735	$36,299

Carrying costs and fair value adjustments associated with foreclosed properties for the three months ended March 31, 2015 and 2014 were $0.5 million and $1.5 million, respectively.

Note 7 – Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended
	March 31
(in thousands except per share data)	2015	2014
Numerator:
Net income	$10,938	$10,140

Denominator:
Basic earnings per share:
Weighted average shares	17,400	17,308
Diluted earnings per share:
Effect of dilutive stock options and restricted stock grants	51	95
Adjusted weighted average shares	17,451	17,403

Earnings per share:
Basic earnings per share	$0.63	$0.59
Diluted earnings per share	0.63	0.58

Options to purchase 68,063 common shares at a weighted average price of $35.409 were excluded from the diluted calculations above for the three months ended March 31, 2015, because the exercise prices on the options were greater than the average market price for the period.  In addition to in-the-money stock options, unvested restricted stock grants were also used in the calculation of diluted earnings per share based on the treasury method.  There were no options to purchase common shares that were excluded from the diluted calculations above for the three months ended March 31, 2014.

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

Recurring Measurements

The following tables present the fair value measurements of assets recognized in the accompanying balance sheets measured at fair value on a recurring basis as of March 31, 2015 and December 31, 2014 and indicate the level within the fair value hierarchy of the valuation techniques.

		Fair Value Measurements at March 31, 2015 Using
(in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets measured – recurring basis
Available-for-sale securities:
U.S. Treasury and government agencies	$186,714	$498	$186,216	$0
State and political subdivisions	136,313	0	136,313	0
U.S. government sponsored agency mortgage-backed securities	278,188	0	278,188	0
CRA investment funds	25,120	25,120	0	0
Mortgage servicing rights	2,797	0	0	2,797

		Fair Value Measurements at December 31, 2014 Using
(in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets measured – recurring basis
Available-for-sale securities:
U.S. Treasury and government agencies	$188,932	$492	$188,440	$0
State and political subdivisions	137,458	0	137,458	0
U.S. government sponsored agency mortgage-backed securities	288,907	0	288,907	0
CRA investment funds	24,889	24,889	0	0
Mortgage servicing rights	2,968	0	0	2,968

Following is a description of the valuation methodologies and inputs used for assets measured at fair value on a recurring basis and recognized in the accompanying balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy.  These valuation methodologies were applied to all of CTBI's financial assets carried at fair value.  CTBI had no liabilities measured at fair value as of March 31, 2015 and December 31, 2014.  There have been no significant changes in the valuation techniques during the quarter ended March 31, 2015.  For assets classified within Level 3 of the fair value hierarchy, the process used to develop the reported fair value is described below.

Available-for-Sale Securities

Securities classified as available-for-sale are reported at fair value on a recurring basis.  U.S. Treasury and government agencies and CTBI's CRA investment funds are classified as Level 1 of the valuation hierarchy where quoted market prices are available in the active market on which the individual securities are traded.

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

In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy.  Fair value determinations for Level 3 measurements are estimated on a quarterly basis where assumptions used are reviewed to ensure the estimated fair value complies with accounting standards generally accepted in the United States.  As of March 31, 2015, CTBI does not own any securities classified as Level 3 inputs.

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

Transfers between Levels

There were no transfers between Levels 1, 2, and 3 as of March 31, 2015.

Level 3 Reconciliation

Following is a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the accompanying balance sheet using significant unobservable (Level 3) inputs for the three months ended March 31, 2015 and 2014:

(in thousands)	Three Months Ended March 31, 2015
Mortgage Servicing Rights
Beginning balance	$2,968
Total recognized losses
Included in net income	(161)
Issues	84
Settlements	(94)
Ending balance	$2,797

Total losses for the period included in net income attributable to the change in unrealized gains or losses related to assets still held at the reporting date	$(161)

(in thousands)	Three Months Ended March 31, 2014
Mortgage Servicing Rights
Beginning balance	$3,424
Total recognized losses
Included in net income	(126)
Issues	63
Settlements	(103)
Ending balance	$3,258

Total losses for the period included in net income attributable to the change in unrealized gains or losses related to assets still held at the reporting date	$(126)

Realized and unrealized gains and losses for items reflected in the tables above are included in net income in the consolidated statements of income as follows:

(in thousands)	Three Months Ended March 31, 2015
	Noninterest Income	Noninterest Expense
Total losses	$(255)	$0

(in thousands)	Three Months Ended March 31, 2014
	Noninterest Income	Noninterest Expense
Total losses	$(229)	$0

Nonrecurring Measurements

The following tables present the fair value measurements of assets recognized in the accompanying balance sheets measured at fair value on a nonrecurring basis as of March 31, 2015 and December 31, 2014 and indicate the level within the fair value hierarchy of the valuation techniques.

		Fair Value Measurements at March 31, 2015 Using
(in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets measured – nonrecurring basis
Impaired loans (collateral dependent)	$2,760	$0	$0	$2,760
Other real estate/assets owned	265	0	0	265

		Fair Value Measurements at December 31, 2014 Using
(in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets measured – nonrecurring basis
Impaired loans (collateral dependent)	$4,665	$0	$0	$4,665
Other real estate/assets owned	6,472	0	0	6,472

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

Loans considered impaired under ASC 310-35, Impairment of a Loan, are loans for which, based on current information and events, it is probable that the creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement.  Impaired loans are subject to nonrecurring fair value adjustments to reflect subsequent (i) partial write-downs that are based on the observable market price or current appraised value of the collateral or (ii) the full charge-off of the loan carrying value.  Quarter-to-date fair value adjustments on impaired loans disclosed above were $0.5 million, $0.3 million, and $0.2 million for the quarters ended March 31, 2015, December 31, 2014, and March 31, 2014, respectively.

Other Real Estate Owned

In accordance with the provisions of ASC 360, Property, Plant, and Equipment, other real estate owned (OREO) is carried at the lower of fair value at acquisition date or current estimated fair value, less estimated cost to sell when the real estate is acquired.  Estimated fair value of OREO is based on appraisals or evaluations.  OREO is classified within Level 3 of the fair value hierarchy.  Long-lived assets are subject to nonrecurring fair value adjustments to reflect subsequent partial write-downs that are based on the observable market price or current appraised value of the collateral.  Quarter-to-date fair value adjustments on other real estate/assets owned were $0.05 million, $1.5 million, and $0.8 million for the quarters ended March 31, 2015, December 31, 2014, and March 31, 2014, respectively.

Our policy for determining the frequency of periodic reviews is based upon consideration of the specific properties and the known or perceived market fluctuations in a particular market and is typically between 12 and 18 months but generally not more than 24 months.  Appraisers are selected from the list of approved appraisers maintained by management.

Unobservable (Level 3) Inputs

The following tables present quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements at March 31, 2015 and December 31, 2014.

(in thousands)	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at March 31, 2015	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Mortgage servicing rights	$2,797	Discount cash flows, computer pricing model	Constant prepayment rate	4.7% - 25.4% (12.10%)
			Probability of default	0.0% - 100.0% (3.50%)
			Discount rate	Not applicable, (10.13%)

Impaired loans (collateral-dependent)	$2,760	Market comparable properties	Marketability discount	5.0% - 10.0% (7.0%)

Other real estate/assets owned	$265	Market comparable properties	Comparability adjustments	5.0% - 93.0% (29.57%)

(in thousands)	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at December 31, 2014	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Mortgage servicing rights	$2,968	Discount cash flows, computer pricing model	Constant prepayment rate	4.6% - 25.1% (11.3%)
			Probability of default	0.0% - 100.0% (3.61%)
			Discount rate	10.0% - 11.5% (10.1%)

Impaired loans (collateral-dependent)	$4,665	Market comparable properties	Marketability discount	5.0% - 10.0% (7.0%)

Other real estate/assets owned	$6,472	Market comparable properties	Comparability adjustments	3.0% - 67.0% (18.0%)

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

Fair Value of Financial Instruments

The following table presents estimated fair value of CTBI's financial instruments as of March 31, 2015 and indicates the level within the fair value hierarchy of the valuation techniques.

		Fair Value Measurements at March 31, 2015 Using
(in thousands)	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$141,049	$141,049	$0	$0
Certificates of deposit in other banks	6,665	0	6,680	0
Securities available-for-sale	626,335	25,618	600,717	0
Securities held-to-maturity	1,661	0	1,653	0
Loans held for sale	1,505	1,535	0	0
Loans, net	2,711,876	0	0	2,710,825
Federal Home Loan Bank stock	17,927	0	17,927	0
Federal Reserve Bank stock	4,887	0	4,887	0
Accrued interest receivable	13,543	0	13,543	0
Mortgage servicing rights	2,797	0	0	2,797

Financial liabilities:
Deposits	$2,939,540	$704,150	$2,231,379	$0
Repurchase agreements	244,570	0	0	244,855
Federal funds purchased	12,041	0	12,041	0
Advances from Federal Home Loan Bank	1,141	0	1,318	0
Long-term debt	61,341	0	0	35,674
Accrued interest payable	1,021	0	1,021	0

Unrecognized financial instruments:
Letters of credit	$0	$0	$0	$0
Commitments to extend credit	0	0	0	0
Forward sale commitments	0	0	0	0

The following table presents estimated fair value of CTBI's financial instruments as of December 31, 2014 and indicates the level within the fair value hierarchy of the valuation techniques.

(in thousands)		Fair Value Measurements at December 31, 2014 Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$105,517	$105,517	$0	$0
Certificates of deposit in other banks	8,197	0	8,213	0
Securities available-for-sale	640,186	25,381	614,805	0
Securities held-to-maturity	1,662	0	1,644	0
Loans held for sale	2,264	2,321	0	0
Loans, net	2,699,377	0	0	2,691,906
Federal Home Loan Bank stock	17,927	0	17,927	0
Federal Reserve Bank stock	4,869	0	4,869	0
Accrued interest receivable	13,548	0	13,548	0
Mortgage servicing rights	2,968	0	0	2,968

Financial liabilities:
Deposits	$2,874,257	$677,626	$2,192,848	$0
Repurchase agreements	235,186	0	0	235,193
Federal funds purchased	11,041	0	11,041	0
Advances from Federal Home Loan Bank	61,170	0	61,106	0
Long-term debt	61,341	0	0	35,615
Accrued interest payable	908	0	908	0

Unrecognized financial instruments:
Letters of credit	$0	$0	$0	$0
Commitments to extend credit	0	0	0	0
Forward sale commitments	0	0	0	0

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

Note 9 – Accumulated Other Comprehensive Income

Unrealized gains (losses) on AFS securities

Amounts reclassified from accumulated other comprehensive income (AOCI) and the affected line items in the statements of income during the three months ended March 31, 2015 and 2014 were:

	Amounts Reclassified from AOCI
(in thousands)	Three Months Ended March 31
	2015	2014
Affected line item in the statements of income
Securities gains (losses)	$144	$(60)
Tax expense (benefit)	50	(21)
Total reclassifications out of AOCI	$94	$(39)

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

❖ Capital Resources

❖ Impact of Inflation, Changing Prices, and Economic Conditions

❖ Stock Repurchase Program

❖ Critical Accounting Policies and Estimates

Our Business

Community Trust Bancorp, Inc. ("CTBI") is a bank holding company headquartered in Pikeville, Kentucky.  Currently, we own one commercial bank and one trust company.  Through our subsidiaries, we have eighty-one banking locations in eastern, northeastern, central, and south central Kentucky, southern West Virginia, and northeastern Tennessee, four trust offices across Kentucky, and one trust office in northeastern Tennessee.  At March 31, 2015, we had total consolidated assets of $3.8 billion and total consolidated deposits, including repurchase agreements, of $3.2 billion.  Total shareholders' equity at March 31, 2015 was $457.4 million.  Trust assets under management at March 31, 2015 were $2.0 billion.

Through its subsidiaries, CTBI engages in a wide range of commercial and personal banking and trust and wealth management activities, which include accepting time and demand deposits; making secured and unsecured loans to corporations, individuals and others; providing cash management services to corporate and individual customers; issuing letters of credit; renting safe deposit boxes; and providing funds transfer services.  The lending activities of CTB include making commercial, construction, mortgage, and personal loans.  Lease-financing, lines of credit, revolving lines of credit, term loans, and other specialized loans, including asset-based financing, are also available.  Our corporate subsidiaries act as trustees of personal trusts, as executors of estates, as trustees for employee benefit trusts, as registrars, transfer agents, and paying agents for bond and stock issues, as investment agent, as depositories for securities, and as providers of full service brokerage and insurance services.  For further information, see Item 1 of our annual report on Form 10-K for the year ended December 31, 2014.

Results of Operations and Financial Condition

For the quarter ended March 31, 2015, we reported earnings of $10.9 million, or $0.63 per basic share, compared to $10.1 million, or $0.59 per basic share, earned during the first quarter 2014 and $10.0 million, or $0.58 per basic share, earned during the fourth quarter 2014.

Income Statement Review

(dollars in thousands)			Change 2015 vs. 2014
Three Months Ended March 31	2015	2014	Amount	Percent
Net interest income	$32,905	$32,750	$155	0.5%
Provision for loan losses	1,901	1,345	556	41.3
Noninterest income	10,736	10,065	671	6.7
Noninterest expense	25,818	26,861	(1,043)	(3.9)
Income taxes	4,984	4,469	515	11.5
Net income	$10,938	$10,140	$798	7.9%

Average earning assets	$3,480,600	$3,389,490	$91,110	2.7%

Yield on average earnings assets	4.22%	4.32%	(0.10)%	(2.4)%
Cost of interest bearing funds	0.45%	0.47%	(0.02)%	(4.7)%

Net interest margin	3.89%	3.97%	(0.08)%	(2.0)%

Net Interest Income

Net interest income for the quarter increased $0.2 million, or 0.5%, from prior year first quarter but decreased $0.6 million, or 1.8%, from prior quarter, while our net interest margin decreased 8 basis points and 1 basis point during the respective time periods.  Average earning assets increased $91.1 million, or 2.7%, from first quarter 2014 and $20.9 million, or 0.6%, from prior quarter, while our yield on average earning assets decreased 10 basis points and 1 basis point, respectively, during these time periods.  The cost of interest bearing funds decreased 2 basis points from prior year same quarter but remained flat to prior quarter.  Our average loans to deposits, including repurchase agreements, for the quarter ended March 31, 2015 were 86.6% compared to 83.4% for the quarter ended March 31, 2014 and 86.1% for the quarter ended December 31, 2014.

Provision for Loan Losses

The provision for loan losses that was added to the allowance for the first quarter 2015 was $1.9 million compared to $1.3 million in the first quarter 2014 and $3.4 million for the quarter ended December 31, 2014.   This provision represented a charge against current earnings in order to maintain the allowance at an appropriate level determined using the accounting estimates described in the Critical Accounting Policies and Estimates section.  Our provision decreased from prior quarter as net charge-offs decreased and loan growth slowed in comparison to the fourth quarter 2014.  Our reserve coverage (allowance for loan and lease loss reserve to nonperforming loans) at March 31, 2015 was 98.7% compared to 79.2% at March 31, 2014 and 88.4% at December 31, 2014.  Our loan loss reserve as a percentage of total loans outstanding remained at 1.26% from December 31, 2014, a decrease from the 1.30% at March 31, 2014.

Noninterest Income

Noninterest income for the quarter ended March 31, 2015 increased $0.7 million, or 6.7%, from prior year same quarter but decreased $1.3 million, or 10.8%, from prior quarter.  Year over year, we experienced increases in gains on sales of loans of $0.1 million, deposit service charges of $0.2 million, trust revenue of $0.1 million, and loan related fees of $0.2 million.  However, all of these areas experienced declines quarter over quarter.  Gains on sales of loans decreased $0.4 million, deposit service charges decreased $0.6 million, trust revenue decreased $0.1 million, and loan related fees decreased $0.1 million.  The decrease in deposit service charges quarter over quarter was primarily seasonal as we had a fewer number of days along with substantial inclement weather in the first quarter 2015.  The decline in brokerage revenue for the quarter was primarily a result of reclassifying life insurance commissions earned through our trust subsidiary from brokerage revenue in the first quarter 2015 and going forward.  Insurance commissions received during the first quarter 2015 from our trust subsidiary totaled $0.2 million.  We had securities gains for the quarter ended March 31, 2015 of $0.1 million in comparison to losses of $0.1 million in both the first and fourth quarters of 2014.

Noninterest Expense

Noninterest expense for the quarter ended March 31, 2015 decreased $1.0 million, or 3.9%, from prior year first quarter and $2.2 million, or 7.9%, from prior quarter.  The quarterly decrease was primarily the result of a $0.7 million decrease in personnel expense, a $0.5 million decrease in net other real estate owned expense, and a $0.3 million decrease in repossession expense, along with a decrease in other direct expenses due to a $0.5 million accrual booked in the fourth quarter 2014 for anticipated customer refunds.  The decrease in personnel expense consisted of a $0.7 million decrease in our group medical and life insurance.  The year over year decrease was primarily due to a $1.0 million decrease in net other real estate owned expense.

Balance Sheet Review

CTBI's total assets at $3.8 billion increased $35.6 million, or an annualized 3.9%, from December 31, 2014 and $90.8 million, or 2.5%, from March 31, 2014.  Loans outstanding at March 31, 2015 were $2.7 billion, increasing $12.7 million, or an annualized 1.9%, from December 31, 2014 and $161.0 million, or 6.2%, from March 31, 2014.  We experienced growth during the quarter of $4.9 million in the commercial loan portfolio and $17.0 million in the indirect loan portfolio, partially offset by decreases of $7.1 million in the residential loan portfolio and $2.1 million in the consumer direct loan portfolio.  CTBI's investment portfolio decreased $13.9 million, or an annualized 8.8%, from December 31, 2014 and $23.8 million, or 3.7%, from March 31, 2014.  The decline in the investment portfolio was primarily from scheduled cash flows retained to provide additional liquidity.  Deposits, including repurchase agreements, at $3.2 billion increased $74.7 million, or an annualized 9.7%, from December 31, 2014 and $42.3 million, or 1.3%, from March 31, 2014.  Our deposits in other banks increased $30.7 million during the quarter as deposit growth outpaced loan growth.

Shareholders' equity at March 31, 2015 was $457.4 million compared to $447.9 million at December 31, 2014 and $422.0 million at March 31, 2014.  Our tangible common equity/tangible assets ratio increased to 10.60%.

Loans

(in thousands)	March 31, 2015
Loan Category	Balance	Variance from Prior Year-End	Net Charge-Offs	Nonperforming	ALLL
Commercial:
Construction	$119,222	(2.2)%	$(2)	$5,764	$2,864
Secured by real estate	966,335	1.9	388	10,394	13,860
Equipment lease financing	10,908	5.5	0	0	125
Commercial other	341,400	(3.0)	193	4,589	4,125
Total commercial	1,437,865	0.3	579	20,747	20,974

Residential:
Real estate construction	60,894	(2.4)	90	792	519
Real estate mortgage	708,067	(0.6)	428	12,665	6,030
Home equity	87,136	(1.4)	31	526	742
Total residential	856,097	(0.8)	549	13,983	7,291

Consumer:
Consumer direct	120,005	(1.7)	253	163	1,521
Consumer indirect	332,515	5.4	361	169	4,820
Total consumer	452,520	3.4	614	332	6,341

Total loans	$2,746,482	0.5%	$1,742	$35,062	$34,606

Asset Quality

CTBI's total nonperforming loans were $35.1 million at March 31, 2015, a 10.0% decrease from the $39.0 million at December 31, 2014 and a 17.4% decrease from the $42.4 million at March 31, 2014.  Nonaccrual loans decreased $3.7 million for the quarter and loans 90+ days past due decreased $0.2 million.  Loans 30-89 days past due at $17.8 million was an increase of $2.7 million from December 31, 2014.  The increase in 30-89 days past due was primarily in the commercial loan portfolio; however, it was not isolated to any one market or industry.  Our loan portfolio management processes focus on the immediate identification, management, and resolution of problem loans to maximize recovery and minimize loss.   Our loan risk management processes include weekly delinquent loan review meetings at the market levels and monthly delinquent loan review meetings involving senior corporate management to review all nonaccrual loans and loans 30 days or more past due.  Any activity regarding a criticized/classified loan (i.e. problem loan) must be approved by CTB's Watch List Asset Committee (i.e. Problem Loan Committee).  CTB's Watch List Asset Committee also meets on a quarterly basis and reviews every criticized/classified loan of $100,000 or greater.  We also have a Loan Review Department that reviews every market within CTB annually and performs extensive testing of the loan portfolio to assure the accuracy of loan grades and classifications for delinquency, troubled debt restructuring, impaired status, impairment, nonaccrual status, and adequate loan loss reserves.

Impaired loans, loans not expected to meet contractual principal and interest payments other than insignificant delays, at March 31, 2015 totaled $56.5 million, a $2.6 million decline from the $59.1 million at December 31, 2014 and an $8.8 million decline from the $65.3 million at March 31, 2014.  Included in certain loan categories of impaired loans are troubled debt restructurings that were classified as impaired.  At March 31, 2015, CTBI had $23.6 million in commercial loans secured by real estate, $7.0 million in commercial real estate construction loans, $9.2 million in commercial other loans, and $0.9 million in real estate mortgage loans that were modified in troubled debt restructurings and impaired.  Management evaluates all impaired loans for impairment and records a direct charge-off or provides specific reserves when necessary.

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

Net loan charge-offs for the quarter ended March 31, 2015 were $1.7 million, or 0.26% of average loans annualized, compared to $3.0 million, or 0.44%, for the fourth quarter 2014 and $1.7 million, or 0.27%, experienced for the first quarter 2014.  Of the net charge-offs for the quarter, $0.6 million were in commercial loans, $0.4 million were in indirect auto loans, and $0.5 million were in residential real estate mortgage loans.

Our level of foreclosed properties at $38.7 million at March 31, 2015 was an increase from $36.8 million at December 31, 2014 and $36.3 million at March 31, 2014.  The $1.9 million increase for the quarter included an additional $2.2 million in income producing commercial real estate which was put on nonaccrual in the first quarter 2014.  Sales of foreclosed properties for the quarter ended March 31, 2015 totaled $3.6 million while new foreclosed properties totaled $5.6 million.  At March 31, 2015, the book value of properties under contracts to sell was $4.5 million; however, the closings had not occurred at quarter-end.

When foreclosed properties are acquired, appraisals are obtained and the properties are booked at the current market value less expected sales costs.  Additionally, periodic updated appraisals are obtained on unsold foreclosed properties.  When an updated appraisal reflects a market value below the current book value, a charge is booked to current earnings to reduce the property to its new market value less expected sales costs.   Charges to earnings in the first quarter 2015 to reflect the decrease in current market values of foreclosed properties totaled $64 thousand.  There were seven properties appraised during the first quarter 2015.  Of these, one property was written down by a total of $6 thousand.  Charges during the quarters ended March 31, 2014 and December 31, 2014 were $0.9 million and $0.3 million, respectively.  Our policy for determining the frequency of periodic reviews is based upon consideration of the specific properties and the known or perceived market fluctuations in a particular market and is typically between 12 and 18 months but generally not more than 24 months.  Approximately sixty-eight percent of our OREO properties have been reappraised within the past 12 months.  Management anticipates that our foreclosed properties will remain elevated as we work through current market conditions.

The major classifications of foreclosed properties are shown in the following table:

(in thousands)	March 31, 2015	December 31, 2014
1-4 family	$9,642	$10,337
Agricultural/farmland	116	116
Construction/land development/other	18,702	18,735
Multifamily	1,289	1,289
Non-farm/non-residential	8,986	6,299
Total foreclosed properties	$38,735	$36,776

The appraisal aging analysis of foreclosed properties, as well as the holding period, at March 31, 2015 is shown below:

(in thousands)
Appraisal Aging Analysis		Holding Period Analysis
Days Since Last Appraisal	Current Book Value	Holding Period	Current Book Value
Up to 3 months	$2,739	Less than one year	$12,264
3 to 6 months	6,395	1 to 2 years	3,112
6 to 9 months	3,823	2 to 3 years	2,368
9 to 12 months	13,468	3 to 4 years	11,454
12 to 24 months	12,001	4 to 5 years	3,258
Over 24 months	309	Over 5 years*	6,279
Total	$38,735	Total	$38,735

*Regulatory approval is required and has been obtained to hold these properties beyond the initial period of 5 years.  Additional approval may be required to continue to hold these properties should they not be liquidated during the extension period.

Dividends

The following schedule shows the quarterly cash dividends paid for the past six quarters:

Pay Date	Record Date	Amount Per Share
April 1, 2015	March 15, 2015	$0.300
January 1, 2015	December 15, 2014	$0.300
October 1, 2014	September 15, 2014	$0.300
July 1, 2014	June 15, 2014	$0.290
April 1, 2014	March 15, 2014	$0.291
January 1, 2014	December 15, 2013	$0.291

The Board of Directors of CTBI declared a quarterly cash dividend of $0.30 per share to be paid on July 1, 2015 to shareholders of record on June 15, 2015.

Liquidity and Market Risk

The objective of CTBI's Asset/Liability management function is to maintain consistent growth in net interest income within our policy limits. This objective is accomplished through management of our consolidated balance sheet composition, liquidity, and interest rate risk exposures arising from changing economic conditions, interest rates, and customer preferences. The goal of liquidity management is to provide adequate funds to meet changes in loan and lease demand or deposit withdrawals. This is accomplished by maintaining liquid assets in the form of cash and cash equivalents and investment securities, sufficient unused borrowing capacity, and growth in core deposits. As of March 31, 2015, we had approximately $141.0 million in cash and cash equivalents and approximately $626.3 million in securities valued at estimated fair value designated as available-for-sale and available to meet liquidity needs on a continuing basis compared to $105.5 million and $640.2 million at December 31, 2014.  Additional asset-driven liquidity is provided by the remainder of the securities portfolio and the repayment of loans.  In addition to core deposit funding, we also have a variety of other short-term and long-term funding sources available.  We also rely on Federal Home Loan Bank advances for both liquidity and management of our asset/liability position.  Federal Home Loan Bank advances were $1.1 million at March 31, 2015 compared to $61.2 million at December 31, 2014.  As of March 31, 2015, we had a $375 million available borrowing position with the Federal Home Loan Bank compared to $312.3 million at December 31, 2014.  We generally rely upon net inflows of cash from financing activities, supplemented by net inflows of cash from operating activities, to provide cash for our investing activities.  As is typical of many financial institutions, significant financing activities include deposit gathering, use of short-term borrowing facilities such as repurchase agreements and federal funds purchased, and issuance of long-term debt.  At March 31, 2015 and December 31, 2014, we had $44 million in lines of credit with various correspondent banks available to meet any future cash needs.  Our primary investing activities include purchases of securities and loan originations.  We do not rely on any one source of liquidity and manage availability in response to changing consolidated balance sheet needs.  At March 31, 2015, federal funds sold were $3.2 million compared to $4.9 million at December 31, 2014, and deposits with the Federal Reserve were $73.0 million compared to $40.9 million at December 31, 2014.  Additionally, we project cash flows from our investment portfolio to generate additional liquidity over the next 90 days.

The investment portfolio consists of investment grade short-term issues suitable for bank investments.  The majority of the investment portfolio is in U.S. government and government sponsored agency issuances.  The average life of the portfolio is 3.51 years.  At March 31, 2015, available-for-sale ("AFS") securities comprised approximately 99.7% of the total investment portfolio, and the AFS portfolio was approximately 137% of equity capital.  Ninety percent of the pledge eligible portfolio was pledged.

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

Capital Resources

Shareholders' equity was $457.4 million at March 31, 2015 and $447.9 million at December 31, 2014.  CTBI's annualized dividend yield to shareholders as of March 31, 2015 was 3.62%.  Our primary source of capital growth is the retention of earnings.  Cash dividends were $0.300 per share and $0.291 per share for the three months ended March 31, 2015 and 2014, respectively.  We retained 52.4% of our earnings for the first three months of 2015 compared to 50.7% for the first three months of 2014.

On July 2, 2013, the Federal Reserve approved final rules that substantially amend the regulatory risk-based capital rules applicable to CTBI and CTB.  The FDIC subsequently approved these rules.  The final rules implement the "Basel III" regulatory capital reforms and changes required by the Dodd-Frank Act.

The rules include new risk-based capital and leverage ratios, which are being phased in from 2015 to 2019, and refine the definition of what constitutes "capital" for purposes of calculating those ratios.  The new minimum capital level requirements applicable to CTBI and CTB under the final rules would be: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 capital ratio of 6% (increased from 4%); (iii) a total capital ratio of 8% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 4% for all institutions.  The final rules also establish a "capital conservation buffer" above the new regulatory minimum capital requirements, which must consist entirely of common equity Tier 1 capital. The capital conservation buffer will be phased-in over four years beginning on January 1, 2016.

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

The final rules also contain revisions to the prompt corrective action framework, which is designed to place restrictions on insured depository institutions, including the Bank, if their capital levels begin to show signs of weakness.  These revisions took effect January 1, 2015.  Under the prompt corrective action requirements, which are designed to complement the capital conservation buffer, insured depository institutions are required to meet the following increased capital level requirements in order to qualify as "well capitalized:" (i) a new common equity Tier 1 capital ratio of 6.5%; (ii) a Tier 1 capital ratio of 8% (increased from 6%); (iii) a total capital ratio of 10% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 5% (unchanged from current rules).

The final rules set forth certain changes for the calculation of risk-weighted assets, which we were required to utilize beginning January 1, 2015.  The standardized approach final rule utilizes an increased number of credit risk exposure categories and risk weights, and also addresses: (i) an alternative standard of creditworthiness consistent with Section 939A of the Dodd-Frank Act; (ii) revisions to recognition of credit risk mitigation; (iii) rules for risk weighting of equity exposures and past due loans; (iv) revised capital treatment for derivatives and repo-style transactions; and (v) disclosure requirements for top-tier banking organizations with $50 billion or more in total assets that are not subject to the "advance approach rules" that apply to banks with greater than $250 billion in consolidated assets.  For more information regarding Basel III, please refer to the Supervision and Regulation section of Item 1. Business in our annual report on Form 10-K for the year ended December 31, 2014.

As of March 31, 2015, following implementation of the new rules, CTBI had a common equity Tier 1 capital ratio of 14.01%, a Tier 1 capital ratio of 16.17%, a total capital ratio of 17.41%, and a Tier 1 leverage ratio of 12.16%, all above the required levels to be considered "well-capitalized."

As of March 31, 2015, we are not aware of any other current recommendations by banking regulatory authorities which, if they were to be implemented, would have, or are reasonably likely to have, a material adverse impact on our liquidity, capital resources, or operations, except as provided for in Basel III and the Dodd-Frank Act, which is discussed in the Supervision and Regulation section of Item 1. Business in our annual report on Form 10-K for the year ended December 31, 2014.

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

Stock Repurchase Program

CTBI has not acquired any shares of common stock through the stock repurchase program since February 2008.  There are 67,371 shares remaining under CTBI's current repurchase authorization.

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

Historical loss rates for loans are adjusted for significant factors that, in management's judgment, reflect the impact of any current conditions on loss recognition.  We use twelve rolling quarters for our historical loss rate analysis.  Factors that we consider include delinquency trends, current economic conditions and trends, strength of supervision and administration of the loan portfolio, levels of underperforming loans, level of recoveries to prior year's charge-offs, trends in loan losses, industry concentrations and their relative strengths, amount of unsecured loans, and underwriting exceptions.  Based upon management's judgment, "best case," "worst case," and "most likely" scenarios are determined.  The total of each of these weighted factors is then applied against the applicable portion of the portfolio and the ALLL is adjusted accordingly to approximate the most likely scenario.  Management continually reevaluates the other subjective factors included in its ALLL analysis.

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

Income Taxes – Income tax expense is based on the taxes due on the consolidated tax return plus deferred taxes based on the expected future tax benefits and consequences of temporary differences between carrying amounts and tax bases of assets and liabilities, using enacted tax rates.  Any interest and penalties incurred in connection with income taxes are recorded as a component of income tax expense in the consolidated financial statements.  During the quarters ended March 31, 2015 and 2014, CTBI did not recognize a significant amount of interest expense or penalties in connection with income taxes.

CTBI is currently under IRS examination of its 2013 corporate income tax return.  Management does not expect that the results of the examination will have a material effect on our financial condition.  While management believes our tax positions are appropriate, the IRS could challenge our positions as a part of this examination.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Interest rate risk management focuses on maintaining consistent growth in net interest income within Board-approved policy limits.  CTBI uses an earnings simulation model to analyze net interest income sensitivity to movements in interest rates.  Given a 200 basis point increase to the yield curve used in the simulation model, it is estimated net interest income for CTBI would increase by 0.91 percent over one year and decrease by 0.20 percent over two years.  A 25 basis point decrease in the yield curve would decrease net interest income by an estimated 0.09 percent over one year and increase by 0.02 percent over two years.  For further discussion of CTBI's market risk, see the Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Market Risk included in the annual report on Form 10-K for the year ended December 31, 2014.

Item 4.  Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

CTBI's management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934.  As of the end of the period covered by this report, an evaluation was carried out by CTBI's management, with the participation of our Chief Executive Officer and the Executive Vice President, Chief Financial Officer, and Treasurer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, management concluded that disclosure controls and procedures as of March 31, 2015 were effective in ensuring material information required to be disclosed in this quarterly report on Form 10-Q was recorded, processed, summarized, and reported on a timely basis.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in CTBI's internal control over financial reporting that occurred during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, CTBI's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	None

Item 1A.	Risk Factors	None

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c)	Upon the vesting of restricted stock in January 2015, the Compensation Committee of the Board of Directors, in accordance with provisions of the 2006 Stock Ownership Incentive Plan, allowed employees to elect to use the share withholding process to satisfy their tax withholding obligations. As a result, CTBI withheld and canceled 5,724 shares of stock at an average price of $33.03 per share.

Item 3.	Defaults Upon Senior Securities	None

Item 4.	Mine Safety Disclosure	Not applicable

Item 5.	Other Information:

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

COMMUNITY TRUST BANCORP, INC.

Date: May 8, 2015	By:	/s/ Jean R. Hale
Jean R. Hale
Chairman, President and Chief Executive Officer

/s/ Kevin J. Stumbo
Kevin J. Stumbo
Executive Vice President, Chief Financial Officer and Treasurer