Form 10-Q
period 2015-06-30
COMMUNITY TRUST BANCORP INC /KY/
filed 2015-08-07
CIK 350852

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015

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

Common stock – 17,500,395 shares outstanding at July 31, 2015

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

Community Trust Bancorp, Inc.
Condensed Consolidated Balance Sheets

(dollars in thousands)	(unaudited) June 30 2015	December 31 2014
Assets:
Cash and due from banks	$58,118	$56,299
Interest bearing deposits	78,777	44,285
Federal funds sold	8,136	4,933
Cash and cash equivalents	145,031	105,517

Certificates of deposit in other banks	6,665	8,197
Securities available-for-sale at fair value (amortized cost of $579,513 and $638,395, respectively)	581,236	640,186
Securities held-to-maturity at amortized cost (fair value of $1,641 and $1,644, respectively)	1,661	1,662
Loans held for sale	1,993	2,264

Loans	2,792,831	2,733,824
Allowance for loan and lease losses	(35,190)	(34,447)
Net loans	2,757,641	2,699,377

Premises and equipment, net	48,833	49,980
Federal Home Loan Bank stock	17,927	17,927
Federal Reserve Bank stock	4,887	4,869
Goodwill	65,490	65,490
Core deposit intangible (net of accumulated amortization of $8,245 and $8,138, respectively)	371	477
Bank owned life insurance	61,490	60,697
Mortgage servicing rights	3,235	2,968
Other real estate owned	36,698	36,776
Other assets	36,899	27,378
Total assets	$3,770,057	$3,723,765

Liabilities and shareholders' equity:
Deposits:
Noninterest bearing	$701,958	$677,626
Interest bearing	2,211,113	2,196,631
Total deposits	2,913,071	2,874,257

Repurchase agreements	241,776	235,186
Federal funds purchased and other short-term borrowings	12,220	11,041
Advances from Federal Home Loan Bank	51,112	61,170
Long-term debt	61,341	61,341
Other liabilities	28,914	32,893
Total liabilities	3,308,434	3,275,888

Shareholders' equity:
Preferred stock, 300,000 shares authorized and unissued	-	-
Common stock, $5 par value, shares authorized 25,000,000; shares outstanding 2015 – 17,489,061; 2014 – 17,466,375	87,446	87,332
Capital surplus	215,470	214,684
Retained earnings	157,587	144,697
Accumulated other comprehensive income, net of tax	1,120	1,164
Total shareholders' equity	461,623	447,877

Total liabilities and shareholders' equity	$3,770,057	$3,723,765

See notes to condensed consolidated financial statements.

Community Trust Bancorp, Inc.
Condensed Consolidated Statements of Income and Comprehensive Income
(unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30
(in thousands except per share data)	2015	2014	2015	2014
Interest income:
Interest and fees on loans, including loans held for sale	$32,669	$31,937	$64,844	$63,550
Interest and dividends on securities
Taxable	2,408	2,806	4,963	5,853
Tax exempt	682	664	1,353	1,248
Interest and dividends on Federal Reserve Bank and Federal Home Loan Bank stock	250	298	504	630
Other, including interest on federal funds sold	74	106	144	223
Total interest income	36,083	35,811	71,808	71,504

Interest expense:
Interest on deposits	2,359	2,472	4,665	4,934
Interest on repurchase agreements and other short-term borrowings	242	217	458	409
Interest on advances from Federal Home Loan Bank	10	5	24	11
Interest on long-term debt	290	284	574	567
Total interest expense	2,901	2,978	5,721	5,921

Net interest income	33,182	32,833	66,087	65,583
Provision for loan losses	2,319	735	4,220	2,080
Net interest income after provision for loan losses	30,863	32,098	61,867	63,503

Noninterest income:
Service charges on deposit accounts	6,046	5,987	11,628	11,418
Gains on sales of loans, net	823	288	1,113	478
Trust and wealth management income	2,366	2,199	4,605	4,308
Loan related fees	1,242	766	2,106	1,445
Bank owned life insurance	521	476	1,042	950
Brokerage revenue	367	634	663	1,204
Securities gains (losses)	(14)	(51)	130	(111)
Other noninterest income	877	673	1,677	1,345
Total noninterest income	12,228	10,972	22,964	21,037

Noninterest expense:
Officer salaries and employee benefits	2,919	2,784	5,891	5,622
Other salaries and employee benefits	10,703	10,490	21,376	21,069
Occupancy, net	1,908	1,937	3,995	4,101
Equipment	772	938	1,549	1,838
Data processing	1,695	1,933	3,627	3,858
Bank franchise tax	1,276	1,208	2,544	2,417
Legal fees	526	656	1,099	1,354
Professional fees	548	425	973	840
FDIC insurance	586	558	1,192	1,207
Other real estate owned provision and expense	752	736	1,236	2,241
Repossession expense	256	222	600	541
Other noninterest expense	4,372	3,369	8,049	7,029
Total noninterest expense	26,313	25,256	52,131	52,117

Income before income taxes	16,778	17,814	32,700	32,423
Income taxes	4,376	5,619	9,360	10,088
Net income	12,402	12,195	23,340	22,335

Other comprehensive income:
Unrealized holding gains (losses) on securities available-for-sale:
Unrealized holding gains (losses) arising during the period	(5,385)	6,571	62	12,651
Less: Reclassification adjustments for realized gains (losses) included in net income	(14)	(51)	130	(111)
Tax (benefit) expense	(1,880)	2,318	(24)	4,467
Other comprehensive income (loss), net of tax	(3,491)	4,304	(44)	8,295
Comprehensive income	$8,911	$16,499	$23,296	$30,630

Basic earnings per share	$0.71	$0.70	$1.34	$1.29
Diluted earnings per share	$0.71	$0.70	$1.34	$1.28

Weighted average shares outstanding-basic	17,421	17,318	17,411	17,313
Weighted average shares outstanding-diluted	17,465	17,393	17,458	17,393

Dividends declared per share	$0.300	$0.290	$0.600	$0.581

See notes to condensed consolidated financial statements.

Community Trust Bancorp, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended
	June 30
(in thousands)	2015	2014
Cash flows from operating activities:
Net income	$23,340	$22,335
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,027	2,256
Deferred taxes	396	935
Stock-based compensation	387	344
Excess tax benefits of stock-based compensation	148	10
Provision for loan losses	4,220	2,080
Write-downs of other real estate owned and other repossessed assets	363	1,161
Gains on sale of mortgage loans held for sale	(1,113)	(478)
Securities (gains) losses	(130)	111
Losses on sale of assets, net	61	43
Proceeds from sale of mortgage loans held for sale	42,455	20,310
Funding of mortgage loans held for sale	(41,071)	(19,900)
Amortization of securities premiums and discounts, net	1,372	1,349
Change in cash surrender value of bank owned life insurance	(793)	(711)
Mortgage servicing rights:
Fair value adjustments	30	507
New servicing assets created	(297)	(145)
Changes in:
Other assets	(9,372)	1,123
Other liabilities	(4,204)	(684)
Net cash provided by operating activities	17,819	30,646

Cash flows from investing activities:
Certificates of deposit in other banks:
Maturity of certificates of deposit	1,532	95
Securities available-for-sale (AFS):
Purchase of AFS securities	(13,816)	(175,553)
Proceeds from the sales of AFS securities	40,944	112,949
Proceeds from prepayments and maturities of AFS securities	30,512	35,776
Securities held-to-maturity (HTM):
Proceeds from maturities of HTM securities	1	0
Change in loans, net	(66,589)	(17,970)
Purchase of premises and equipment	(1,067)	(702)
Proceeds from sale of premises and equipment	(23)	18
Redemption of stock by Federal Home Loan Bank	0	7,746
Additional investment in Federal Reserve Bank stock	(18)	(1)
Proceeds from sale of other real estate and other repossessed assets	4,015	3,150
Additional investment in other real estate and other repossessed assets	(85)	0
Net cash used in investing activities	(4,594)	(34,492)

Cash flows from financing activities:
Change in deposits, net	38,814	32,115
Change in repurchase agreements, federal funds purchased, and other short-term borrowings, net	7,769	12,652
Advances from Federal Home Loan Bank	70,000	0
Payments on advances from Federal Home Loan Bank	(80,058)	(58)
Issuance of common stock	593	594
Netting of common stock	(189)	0
Excess tax benefits of stock-based compensation	(148)	(10)
Dividends paid	(10,492)	(10,115)
Net cash provided by financing activities	26,289	35,178
Net increase in cash and cash equivalents	39,514	31,332
Cash and cash equivalents at beginning of period	105,517	106,641
Cash and cash equivalents at end of period	$145,031	$137,973

Supplemental disclosures:
Income taxes paid	$12,475	$6,720
Interest paid	5,337	5,431
Non-cash activities:
Loans to facilitate the sale of other real estate and repossessed assets	2,165	5,225
Common stock dividends accrued, paid in subsequent quarter	214	201
Real estate acquired in settlement of loans	5,969	3,469

See notes to condensed consolidated financial statements.

Community Trust Bancorp, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1 - Summary of Significant Accounting Policies

In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments (which consist of normal recurring accruals) necessary, to present fairly the condensed consolidated financial position as of June 30, 2015, the results of operations for the three and six months ended June 30, 2015 and 2014, and the cash flows for the six months ended June, 2015 and 2014.  In accordance with accounting principles generally accepted in the United States of America for interim financial information, these statements do not include certain information and footnote disclosures required by accounting principles generally accepted in the United States of America for complete annual financial statements.  The results of operations for the three and six months ended June 30, 2015 and 2014, and the cash flows for the six months ended June 30, 2015 and 2014, are not necessarily indicative of the results to be expected for the full year.  The condensed consolidated balance sheet as of December 31, 2014 has been derived from the audited consolidated financial statements of Community Trust Bancorp, Inc. ("CTBI") for that period.  For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2014, included in our annual report on Form 10-K.

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

➢            Intangibles – Goodwill and Other – Internal-Use Software – In April 2015, the FASB issued ASU No. 2015-05, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40).  The amendments in this update provide guidance to customers about whether a cloud computing arrangement includes a software license.  If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses.  If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract.  The guidance will not change GAAP for a customer's accounting for service contracts.  In addition, the guidance in this update supersedes paragraph 350-40-25-16.  Consequently, all software licenses within the scope of Subtopic 350-40 will be accounted for consistent with other licenses of intangible assets.  For public business entities, the amendments will be effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2015.  Early adoption is permitted.  An entity can elect to adopt the amendments either (1) prospectively to all arrangements entered into or materially modified after the effective date or (2) retrospectively.  For prospective transition, the only disclosure requirements at transition are the nature of and reason for the change in accounting principle, the transition method, and a qualitative description of the financial statement line items affected by the change.  For retrospective transition, the disclosure requirements at transition include the requirements for prospective transition and quantitative information about the effects of the accounting change.  We are currently evaluating the impact of adopting ASU 2015-05, but we do not expect the adoption to have a material effect on CTBI's consolidated financial statements.

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

Income Taxes – Income tax expense is based on the taxes due on the consolidated tax return plus deferred taxes based on the expected future tax benefits and consequences of temporary differences between carrying amounts and tax bases of assets and liabilities, using enacted tax rates.  Any interest and penalties incurred in connection with income taxes are recorded as a component of income tax expense in the consolidated financial statements.  During the six months ended June 30, 2015 and 2014, CTBI did not recognize a significant amount of interest expense or penalties in connection with income taxes.

CTBI is currently under IRS examination of its 2013 corporate income tax return.  Management does not expect that the results of the examination will have a material effect on our financial condition.  While management believes our tax positions are appropriate, the IRS could challenge our positions as a part of this examination.

Note 2 – Stock-Based Compensation

CTBI's compensation expense related to stock option grants was $10 thousand and $2 thousand, respectively, for the three months ended June 30, 2015 and 2014, and $18 thousand and $6 thousand, respectively, for the six months ended June 30, 2015 and 2014.  Restricted stock expense for the three months ended June 30, 2015 and 2014 was $180 thousand and $151 thousand, respectively, including $20 thousand and $30 thousand in dividends paid for each period.  Restricted stock expense for the six months ended June 30, 2015 and 2014 was $369 thousand and $338 thousand, respectively, including $39 thousand and $60 thousand in dividends.  As of June 30, 2015, there was a total of $0.2 million of unrecognized compensation expense related to unvested stock option awards that will be recognized as expense as the awards vest over a weighted average period of 4.3 years and a total of $0.8 million of unrecognized compensation expense related to restricted stock grants that will be recognized as expense as the awards vest over a weighted average period of 2.0 years.

There were no shares of restricted stock granted during the three months ended June 30, 2015 and 2014.  There were 10,582 and 4,561 shares of restricted stock granted during the six months ended June 30, 2015 and 2014, respectively.  The restrictions on the restricted stock lapse ratably over four years or in the event of a change in control of CTBI or the death of the participant.  In the event of the disability of the participant, the restrictions will lapse on a pro rata basis.  The Compensation Committee of the Board of Directors will have discretion to review and revise restrictions applicable to a participant's restricted stock in the event of the participant's retirement.  There were no options granted to purchase shares of CTBI common stock during the three months ended June 30, 2015.  There were 20,000 options granted during the six months ended June 30, 2015.  No options were granted during the three or six months ended June 30, 2014.

The fair value of options granted during the six months ended June 30, 2015, were established at the date of grant using a Black-Scholes option pricing model with the weighted average assumptions as follows:

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

The amortized cost and fair value of securities at June 30, 2015 are summarized as follows:

Available-for-Sale

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury and government agencies	$182,465	$587	$(1,338)	$181,714
State and political subdivisions	133,031	2,913	(783)	135,161
U.S. government sponsored agency mortgage-backed securities	239,017	2,529	(1,982)	239,564
Total debt securities	554,513	6,029	(4,103)	556,439
CRA investment funds	25,000	0	(203)	24,797
Total available-for-sale securities	$579,513	$6,029	$(4,306)	$581,236

Held-to-Maturity

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury and government agencies	$480	$0	$(22)	$458
State and political subdivisions	1,181	2	0	1,183
Total held-to-maturity securities	$1,661	$2	$(22)	$1,641

The amortized cost and fair value of securities at December 31, 2014 are summarized as follows:

Available-for-Sale

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury and government agencies	$190,563	$509	$(2,140)	$188,932
State and political subdivisions	133,951	3,973	(466)	137,458
U.S. government sponsored agency mortgage-backed securities	288,881	2,876	(2,850)	288,907
Total debt securities	613,395	7,358	(5,456)	615,297
CRA investment funds	25,000	0	(111)	24,889
Total available-for-sale securities	$638,395	$7,358	$(5,567)	$640,186

Held-to-Maturity

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury and government agencies	$480	$0	$(19)	$461
State and political subdivisions	1,182	1	0	1,183
Total held-to-maturity securities	$1,662	$1	$(19)	$1,644

The amortized cost and fair value of securities at June 30, 2015 by contractual maturity are shown below.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale		Held-to-Maturity
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$22,117	$22,209	$0	$0
Due after one through five years	114,754	115,899	1,181	1,183
Due after five through ten years	127,998	127,897	480	458
Due after ten years	50,627	50,870	0	0
U.S. government sponsored agency mortgage-backed securities	239,017	239,564	0	0
Total debt securities	554,513	556,439	1,661	1,641
CRA investment funds	25,000	24,797	0	0
Total securities	$579,513	$581,236	$1,661	$1,641

As of June 30, 2015, there was a net gain of $130 thousand realized on sales and calls of AFS securities, consisting of a pre-tax gain of $828 thousand and a pre-tax loss of $698 thousand.  As of June 30, 2014, there was a net loss of $111 thousand.

The amortized cost of securities pledged as collateral, to secure public deposits and for other purposes, was $227.3 million at June 30, 2015 and $267.1 million at December 31, 2014.

The amortized cost of securities sold under agreements to repurchase amounted to $272.6 million at June 30, 2015 and $280.9 million at December 31, 2014.

CTBI evaluates its investment portfolio on a quarterly basis for impairment.  The analysis performed as of June 30, 2015 indicates that all impairment is considered temporary, market and interest rate driven, and not credit-related.  The percentage of total investments with unrealized losses as of June 30, 2015 was 43.6% compared to 44.1% as of December 31, 2014.  The following tables provide the amortized cost, gross unrealized losses, and fair market value, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position as of June 30, 2015 that are not deemed to be other-than-temporarily impaired.

Available-for-Sale

(in thousands)	Amortized Cost	Gross Unrealized Losses	Fair Value
Less Than 12 Months
U.S. Treasury and government agencies	$27,878	$(81)	$27,797
State and political subdivisions	31,676	(501)	31,175
U.S. government sponsored agency mortgage-backed securities	54,031	(642)	53,389
Total debt securities	113,585	(1,224)	112,361
CRA investment funds	25,000	(203)	24,797
Total <12 months temporarily impaired AFS securities	138,585	(1,427)	137,158

12 Months or More
U.S. Treasury and government agencies	54,772	(1,257)	53,515
State and political subdivisions	7,316	(282)	7,034
U.S. government sponsored agency mortgage-backed securities	57,395	(1,340)	56,055
Total debt securities	119,483	(2,879)	116,604
CRA investment funds	0	0	0
Total ≥12 months temporarily impaired AFS securities	119,483	(2,879)	116,604

Total
U.S. Treasury and government agencies	82,650	(1,338)	81,312
State and political subdivisions	38,992	(783)	38,209
U.S. government sponsored agency mortgage-backed securities	111,426	(1,982)	109,444
Total debt securities	233,068	(4,103)	228,965
CRA investment funds	25,000	(203)	24,797
Total temporarily impaired AFS securities	$258,068	$(4,306)	$253,762

Held-to-Maturity

(in thousands)	Amortized Cost	Gross Unrealized Losses	Fair Value
12 Months or More
U.S. Treasury and government agencies	$480	$(22)	$458
Total temporarily impaired HTM securities	$480	$(22)	$458

U.S. Treasury and Government Agencies

The unrealized losses in U.S. Treasury and government agencies were caused by interest rate increases.  The contractual terms of those investments do not permit the issuer to settle the securities at a price less than amortized cost.  CTBI does not consider those investments to be other-than-temporarily impaired at June 30, 2015, because CTBI does not intend to sell the investments and it is not more likely than not that we will be required to sell the investments before recovery of their amortized cost, which may be at maturity.

State and Political Subdivisions

The unrealized losses in securities of state and political subdivisions were caused by interest rate increases.  The contractual terms of those investments do not permit the issuer to settle the securities at a price less than amortized cost.  CTBI does not consider those investments to be other-than-temporarily impaired at June 30, 2015, because CTBI does not intend to sell the investments before recovery of their amortized cost, which may be at maturity.

U.S. Government Sponsored Agency Mortgage-Backed Securities

The unrealized losses in U.S. government sponsored agency mortgage-backed securities were caused by interest rate increases.  CTBI expects to recover the amortized cost basis over the term of the securities.  CTBI does not consider those investments to be other-than-temporarily impaired at June 30, 2015, because (i) the decline in market value is attributable to changes in interest rates and not credit quality, (ii) CTBI does not intend to sell the investments, and (iii) it is not more likely than not we will be required to sell the investments before recovery of their amortized cost, which may be at maturity.

CRA Investment Funds

CTBI's CRA investment funds consist of investments in fixed income mutual funds ($24.8 million of the total fair value and $203 thousand of the total unrealized losses in common stock investments).  The severity of the impairment (fair value is approximately 0.8% less than cost) and the duration of the impairment correlates with the decline in long-term interest rates in 2015.  CTBI evaluated the near-term prospects of these funds in relation to the severity and duration of the impairment.  Based on that evaluation, CTBI does not consider those investments to be other-than-temporarily impaired at June 30, 2015.

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

Note 4 – Loans

Major classifications of loans, net of unearned income, deferred loan origination costs, and net premiums on acquired loans, are summarized as follows:

(in thousands)	June 30 2015	December 31 2014
Commercial construction	$111,218	$121,942
Commercial secured by real estate	978,412	948,626
Equipment lease financing	9,859	10,344
Commercial other	363,909	352,048
Real estate construction	57,914	62,412
Real estate mortgage	707,582	712,465
Home equity	88,113	88,335
Consumer direct	121,620	122,136
Consumer indirect	354,204	315,516
Total loans	$2,792,831	$2,733,824

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

Consumer direct loans are primarily fixed rate products comprised of unsecured loans, consumer revolving credit lines, deposit secured loans, and all other consumer purpose loans.

Consumer indirect loans are fixed rate loans secured by automobiles, trucks, vans, and recreational vehicles originated at the selling dealership underwritten and purchased by CTBI's indirect lending department.  Both new and used products are financed.  Only dealers who have executed dealer agreements with CTBI participate in the indirect lending program.

Not included in the loan balances above were loans held for sale in the amount of $2.0 million at June 30, 2015 and $2.3 million at December 31, 2014, respectively.

Refer to note 1 to the condensed consolidated financial statements for further information regarding our nonaccrual policy.  Nonaccrual loans segregated by class of loans were as follows:

(in thousands)	June 30 2015	December 31 2014
Commercial:
Commercial construction	$3,699	$4,339
Commercial secured by real estate	4,186	6,725
Commercial other	1,326	2,423

Residential:
Real estate construction	500	602
Real estate mortgage	6,556	6,513
Home equity	204	369

Consumer:
Consumer direct	15	0
Total nonaccrual loans	$16,486	$20,971

The following tables present CTBI's loan portfolio aging analysis, segregated by class, as of June 30, 2015 and December 31, 2014:

	June 30, 2015
(in thousands)	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Current	Total Loans	90+ and Accruing*
Commercial:
Commercial construction	$13	$0	$5,392	$5,405	$105,813	$111,218	$1,692
Commercial secured by real estate	3,073	984	8,334	12,391	966,021	978,412	5,045
Equipment lease financing	0	0	0	0	9,859	9,859	0
Commercial other	1,298	171	4,033	5,502	358,407	363,909	2,874
Residential:
Real estate construction	33	67	576	676	57,238	57,914	90
Real estate mortgage	1,377	4,739	11,913	18,029	689,553	707,582	6,446
Home equity	1,035	168	563	1,766	86,347	88,113	404
Consumer:
Consumer direct	1,002	358	105	1,465	120,155	121,620	105
Consumer indirect	2,380	585	259	3,224	350,980	354,204	259
Total	$10,211	$7,072	$31,175	$48,458	$2,744,373	$2,792,831	$16,915

	December 31, 2014
(in thousands)	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Current	Total Loans	90+ and Accruing*
Commercial:
Commercial construction	$40	$31	$6,171	$6,242	$115,700	$121,942	$1,863
Commercial secured by real estate	2,471	1,595	10,763	14,829	933,797	948,626	4,682
Equipment lease financing	0	0	0	0	10,344	10,344	0
Commercial other	826	55	4,205	5,086	346,962	352,048	2,367
Residential:
Real estate construction	92	144	985	1,221	61,191	62,412	383
Real estate mortgage	1,005	5,171	13,049	19,225	693,240	712,465	7,742
Home equity	779	197	703	1,679	86,656	88,335	422
Consumer:
Consumer direct	1,307	295	141	1,743	120,393	122,136	141
Consumer indirect	2,304	586	385	3,275	312,241	315,516	385
Total	$8,824	$8,074	$36,402	$53,300	$2,680,524	$2,733,824	$17,985

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

The following table presents the credit risk profile of CTBI's commercial loan portfolio based on rating category and payment activity, segregated by class of loans, as of June 30, 2015 and December 31, 2014:

(in thousands)	Commercial Construction	Commercial Secured by Real Estate	Equipment Leases	Commercial Other	Total
June 30, 2015
Pass	$91,970	$866,899	$9,859	$323,470	$1,292,198
Watch	7,954	70,847	0	32,858	111,659
OAEM	1,939	8,998	0	949	11,886
Substandard	5,656	27,750	0	5,756	39,162
Doubtful	3,699	3,918	0	876	8,493
Total	$111,218	$978,412	$9,859	$363,909	$1,463,398

December 31, 2014
Pass	$101,314	$834,751	$10,344	$307,270	$1,253,679
Watch	9,857	69,123	0	36,114	115,094
OAEM	934	10,973	0	881	12,788
Substandard	5,647	27,901	0	5,772	39,320
Doubtful	4,190	5,878	0	2,011	12,079
Total	$121,942	$948,626	$10,344	$352,048	$1,432,960

The following table presents the credit risk profile of the CTBI's residential real estate and consumer loan portfolios based on performing or nonperforming status, segregated by class, as of June 30, 2015 and December 31, 2014:

(in thousands)	Real Estate Construction	Real Estate Mortgage	Home Equity	Consumer Direct	Consumer Indirect	Total
June 30, 2015
Performing	$57,324	$694,580	$87,505	$121,500	$353,945	$1,314,854
Nonperforming (1)	590	13,002	608	120	259	14,579
Total	$57,914	$707,582	$88,113	$121,620	$354,204	$1,329,433

December 31, 2014
Performing	$61,427	$698,210	$87,544	$121,995	$315,131	$1,284,307
Nonperforming (1)	985	14,255	791	141	385	16,557
Total	$62,412	$712,465	$88,335	$122,136	$315,516	$1,300,864

(1)  A loan is considered nonperforming if it is 90 days or more past due and/or on nonaccrual.

The total of consumer mortgage loans secured by real estate properties for which formal foreclosure proceedings are in process totaled $6.3 million at June 30, 2015 compared to $5.9 million at December 31, 2014.

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

The following tables present impaired loans, the average investment in impaired loans, and interest income recognized on impaired loans for the periods ended June 30, 2015, December 31, 2014, and June 30, 2014:

	June 30, 2015
(in thousands)	Recorded Balance	Unpaid Contractual Principal Balance	Specific Allowance
Loans without a specific valuation allowance:
Commercial construction	$5,211	$5,211	$0
Commercial secured by real estate	29,951	31,340	0
Commercial other	7,262	8,898	0
Real estate mortgage	1,185	1,185	0

Loans with a specific valuation allowance:
Commercial construction	3,500	3,500	719
Commercial secured by real estate	2,377	2,560	529
Commercial other	687	809	215

Totals:
Commercial construction	8,711	8,711	719
Commercial secured by real estate	32,328	33,900	529
Commercial other	7,949	9,707	215
Real estate mortgage	1,185	1,185	0
Total	$50,173	$53,503	$1,463

	Three Months Ended		Six Months Ended
	June 30, 2015		June 30, 2015
(in thousands)	Average Investment in Impaired Loans	*Interest Income Recognized	Average Investment in Impaired Loans	*Interest Income Recognized
Loans without a specific valuation allowance:
Commercial construction	$5,266	$68	$5,282	$119
Commercial secured by real estate	30,366	359	30,179	669
Commercial other	7,367	67	10,118	128
Real estate mortgage	1,186	12	1,044	24

Loans with a specific valuation allowance:
Commercial construction	3,796	0	3,846	0
Commercial secured by real estate	2,452	0	2,946	1
Commercial other	729	0	794	0

Totals:
Commercial construction	9,062	68	9,128	119
Commercial secured by real estate	32,818	359	33,125	670
Commercial other	8,096	67	10,912	128
Real estate mortgage	1,186	12	1,044	24
Total	$51,162	$506	$54,209	$941

	December 31, 2014
(in thousands)	Recorded Balance	Unpaid Contractual Principal Balance	Specific Allowance	Average Investment in Impaired Loans	*Interest Income Recognized
Loans without a specific valuation allowance:
Commercial construction	$5,653	$5,654	$0	$5,415	$205
Commercial secured by real estate	31,639	33,268	0	34,650	1,180
Commercial other	13,069	14,597	0	15,663	783
Real estate mortgage	1,277	1,277	0	1,507	53

Loans with a specific valuation allowance:
Commercial construction	3,974	3,974	734	4,216	0
Commercial secured by real estate	2,718	2,876	827	4,376	11
Commercial other	738	862	181	531	1

Totals:
Commercial construction	9,627	9,628	734	9,631	205
Commercial secured by real estate	34,357	36,144	827	39,026	1,191
Commercial other	13,807	15,459	181	16,194	784
Real estate mortgage	1,277	1,277	0	1,507	53
Total	$59,068	$62,508	$1,742	$66,358	$2,233

	June 30, 2014
(in thousands)	Recorded Balance	Unpaid Contractual Principal Balance	Specific Allowance
Loans without a specific valuation allowance:
Commercial construction	$5,270	$5,271	$0
Commercial secured by real estate	33,504	34,523	0
Commercial other	16,947	18,527	0
Real estate mortgage	1,865	1,865	0

Loans with a specific valuation allowance:
Commercial construction	4,285	4,285	734
Commercial secured by real estate	3,968	4,272	1,077
Commercial other	339	463	84

Totals:
Commercial construction	9,555	9,556	734
Commercial secured by real estate	37,472	38,795	1,077
Commercial other	17,286	18,990	84
Real estate mortgage	1,865	1,865	0
Total	$66,178	$69,206	$1,895

	Three Months Ended		Six Months Ended
	June 30, 2014		June 30, 2014
(in thousands)	Average Investment in Impaired Loans	*Interest Income Recognized	Average Investment in Impaired Loans	*Interest Income Recognized
Loans without a specific valuation allowance:
Commercial construction	$5,291	$78	$5,366	$128
Commercial secured by real estate	33,687	332	35,051	597
Commercial other	17,362	257	15,843	371
Real estate mortgage	1,866	22	1,445	32

Loans with a specific valuation allowance:
Commercial construction	4,285	0	4,299	0
Commercial secured by real estate	3,973	0	4,330	4
Commercial other	353	0	396	0

Totals:
Commercial construction	9,576	78	9,665	128
Commercial secured by real estate	37,660	332	39,381	601
Commercial other	17,715	257	16,239	371
Real estate mortgage	1,866	22	1,445	32
Total	$66,817	$689	$66,730	$1,132

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

During 2015, certain loans were modified in troubled debt restructurings, where economic concessions were granted to borrowers consisting of reductions in the interest rates, payment extensions, forgiveness of principal, and forbearances.  Presented below, segregated by class of loans, are troubled debt restructurings that occurred during the three and six months ended June 30, 2015 and 2014 and the year ended December 31, 2014:

	Three Months Ended June 30, 2015
(in thousands)	Number of Loans	Term Modification	Rate Modification	Combination	Post-Modification Outstanding Balance
Commercial:
Commercial secured by real estate	4	$317	$0	$0	$317
Commercial other	1	18	0	0	18
Residential:
Real estate mortgage	1	0	0	290	290
Total troubled debt restructurings	6	$335	$0	$290	$625

	Six Months Ended June 30, 2015
(in thousands)	Number of Loans	Term Modification	Rate Modification	Combination	Post-Modification Outstanding Balance
Commercial:
Commercial secured by real estate	8	$607	$0	$0	$607
Commercial other	3	54	0	0	54
Residential:
Real estate mortgage	1	0	0	290	290
Total troubled debt restructurings	12	$661	$0	$290	$951

	Three Months Ended June 30, 2014
(in thousands)	Number of Loans	Term Modification	Rate Modification	Combination	Post-Modification Outstanding Balance
Commercial:
Commercial secured by real estate	1	$106	$0	$0	$106
Commercial other	1	20	0	0	20
Residential:
Real estate mortgage	2	0	0	849	849
Total troubled debt restructurings	4	$126	$0	$849	$975

	Six Months Ended June 30, 2014
(in thousands)	Number of Loans	Term Modification	Rate Modification	Combination	Post-Modification Outstanding Balance
Commercial:
Commercial secured by real estate	3	$231	$0	$0	$231
Commercial other	3	61	0	0	61
Residential:
Real estate mortgage	2	0	0	849	849
Total troubled debt restructurings	8	$292	$0	$849	$1,141

	Year Ended December 31, 2014
(in thousands)	Number of Loans	Term Modification	Rate Modification	Combination	Post-Modification Outstanding Balance
Commercial:
Commercial construction	1	$7	$0	$0	$7
Commercial secured by real estate	11	5,707	0	68	5,775
Commercial other	8	1,268	0	0	1,268
Residential:
Real estate mortgage	2	0	0	848	848
Total troubled debt restructurings	22	$6,982	$0	$916	$7,898

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

(in thousands)	Three Months Ended June 30, 2015		Six Months Ended June 30, 2015
	Number of Loans	Recorded Balance	Number of Loans	Recorded Balance
Commercial:
Commercial secured by real estate	1	$98	2	$359
Residential:
Real estate mortgage	1	290	1	290
Total defaulted restructured loans	2	$388	3	$649

(in thousands)	Three Months Ended June 30, 2014		Six Months Ended June 30, 2014
	Number of Loans	Recorded Balance	Number of Loans	Recorded Balance
Commercial:
Commercial other	0	$0	2	$34
Residential:
Real estate mortgage	1	581	1	581
Total defaulted restructured loans	1	$581	3	$615

Note 5 – Allowance for Loan and Lease Losses

The following tables present the balance in the allowance for loan and lease losses ("ALLL") and the recorded investment in loans based on portfolio segment and impairment method for the three and six months ended June 30, 2015 and 2014 and the twelve months ended December 31, 2014:

	Three Months Ended June 30, 2015
(in thousands)	Commercial Construction	Commercial Secured by Real Estate	Equipment Lease Financing	Commercial Other	Real Estate Construction	Real Estate Mortgage	Home Equity	Consumer Direct	Consumer Indirect	Total
Allowance for loan losses
Beginning balance	$2,864	$13,860	$125	$4,125	$519	$6,030	$742	$1,521	$4,820	$34,606
Provision charged to expense	(244)	(346)	(12)	846	48	1,095	149	222	561	2,319
Losses charged off	1	493	0	623	0	175	25	308	659	2,284
Recoveries	3	1	0	66	3	15	1	106	354	549
Ending balance	$2,622	$13,022	$113	$4,414	$570	$6,965	$867	$1,541	$5,076	$35,190

Ending balance:
Individually evaluated for impairment	$719	$529	$0	$215	$0	$0	$0	$0	$0	$1,463
Collectively evaluated for impairment	$1,903	$12,493	$113	$4,199	$570	$6,965	$867	$1,541	$5,076	$33,727

Loans
Ending balance:
Individually evaluated for impairment	$8,711	$32,328	$0	$7,949	$0	$1,185	$0	$0	$0	$50,173
Collectively evaluated for impairment	$102,507	$946,084	$9,859	$355,960	$57,914	$706,397	$88,113	$121,620	$354,204	$2,742,658

	Six Months Ended June 30, 2015
(in thousands)	Commercial Construction	Commercial Secured by Real Estate	Equipment Lease Financing	Commercial Other	Real Estate Construction	Real Estate Mortgage	Home Equity	Consumer Direct	Consumer Indirect	Total
Allowance for loan losses
Beginning balance	$2,896	$13,618	$119	$4,263	$534	$6,094	$756	$1,574	$4,593	$34,447
Provision charged to expense	(278)	284	(6)	901	123	1,459	166	422	1,149	4,220
Losses charged off	2	926	0	1,064	90	613	67	665	1,493	4,920
Recoveries	6	46	0	314	3	25	12	210	827	1,443
Ending balance	$2,622	$13,022	$113	$4,414	$570	$6,965	$867	$1,541	$5,076	$35,190

Ending balance:
Individually evaluated for impairment	$719	$529	$0	$215	$0	$0	$0	$0	$0	$1,463
Collectively evaluated for impairment	$1,903	$12,493	$113	$4,199	$570	$6,965	$867	$1,541	$5,076	$33,727

Loans
Ending balance:
Individually evaluated for impairment	$8,711	$32,328	$0	$7,949	$0	$1,185	$0	$0	$0	$50,173
Collectively evaluated for impairment	$102,507	$946,084	$9,859	$355,960	$57,914	$706,397	$88,113	$121,620	$354,204	$2,742,658

	Three Months Ended June 30, 2014
(in thousands)	Commercial Construction	Commercial Secured by Real Estate	Equipment Lease Financing	Commercial Other	Real Estate Construction	Real Estate Mortgage	Home Equity	Consumer Direct	Consumer Indirect	Total
Allowance for loan losses
Beginning balance	$3,107	$14,183	$107	$4,754	$442	$5,143	$626	$1,573	$3,680	$33,615
Provision charged to expense	(194)	340	(5)	113	123	48	17	62	231	735
Losses charged off	0	296	0	272	116	57	1	229	658	1,629
Recoveries	3	175	0	82	1	8	1	191	435	896
Ending balance	$2,916	$14,402	$102	$4,677	$450	$5,142	$643	$1,597	$3,688	$33,617

Ending balance:
Individually evaluated for impairment	$734	$1,077	$0	$84	$0	$0	$0	$0	$0	$1,895
Collectively evaluated for impairment	$2,182	$13,325	$102	$4,593	$450	$5,142	$643	$1,597	$3,688	$31,722

Loans
Ending balance:
Individually evaluated for impairment	$9,555	$37,472	$0	$17,286	$0	$1,865	$0	$0	$0	$66,178
Collectively evaluated for impairment	$103,865	$868,524	$7,928	$337,658	$61,184	$696,538	$87,279	$119,610	$283,845	$2,566,431

	Six Months Ended June 30, 2014
(in thousands)	Commercial Construction	Commercial Secured by Real Estate	Equipment Lease Financing	Commercial Other	Real Estate Construction	Real Estate Mortgage	Home Equity	Consumer Direct	Consumer Indirect	Total
Allowance for loan losses
Beginning balance	$3,396	$14,535	$121	$5,238	$397	$4,939	$601	$1,127	$3,654	$34,008
Provision charged to expense	(490)	234	(19)	100	167	404	68	815	801	2,080
Losses charged off	0	618	0	905	116	221	28	682	1,604	4,174
Recoveries	10	251	0	244	2	20	2	337	837	1,703
Ending balance	$2,916	$14,402	$102	$4,677	$450	$5,142	$643	$1,597	$3,688	$33,617

Ending balance:
Individually evaluated for impairment	$734	$1,077	$0	$84	$0	$0	$0	$0	$0	$1,895
Collectively evaluated for impairment	$2,182	$13,325	$102	$4,593	$450	$5,142	$643	$1,597	$3,688	$31,722

Loans
Ending balance:
Individually evaluated for impairment	$9,555	$37,472	$0	$17,286	$0	$1,865	$0	$0	$0	$66,178
Collectively evaluated for impairment	$103,865	$868,524	$7,928	$337,658	$61,184	$696,538	$87,279	$119,610	$283,845	$2,566,431

	December 31, 2014
(in thousands)	Commercial Construction	Commercial Secured by Real Estate	Equipment Lease Financing	Commercial Other	Real Estate Construction	Real Estate Mortgage	Home Equity	Consumer Direct	Consumer Indirect	Total
Allowance for loan losses
Beginning balance	$3,396	$14,535	$121	$5,238	$397	$4,939	$601	$1,127	$3,654	$34,008
Provision charged to expense	(513)	941	(2)	1,545	258	2,173	265	1,207	2,881	8,755
Losses charged off	15	2,163	0	3,141	123	1,058	115	1,326	3,495	11,436
Recoveries	28	305	0	621	2	40	5	566	1,553	3,120
Ending balance	$2,896	$13,618	$119	$4,263	$534	$6,094	$756	$1,574	$4,593	$34,447

Ending balance:
Individually evaluated for impairment	$734	$827	$0	$181	$0	$0	$0	$0	$0	$1,742
Collectively evaluated for impairment	$2,162	$12,791	$119	$4,082	$534	$6,094	$756	$1,574	$4,593	$32,705

Loans
Ending balance:
Individually evaluated for impairment	$9,627	$34,357	$0	$13,807	$0	$1,277	$0	$0	$0	$59,068
Collectively evaluated for impairment	$112,315	$914,269	$10,344	$338,241	$62,412	$711,188	$88,335	$122,136	$315,516	$2,674,756

Note 6 – Other Real Estate Owned

Activity for other real estate owned was as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
(in thousands)	2015	2014	2015	2014
Beginning balance of other real estate owned	$38,735	$36,299	$36,776	$39,188
New assets acquired	691	2,196	6,261	3,464
Capitalized costs	0	0	85	0
Fair value adjustments	(299)	(287)	(363)	(1,161)
Sale of assets	(2,429)	(5,146)	(6,061)	(8,429)
Ending balance of other real estate owned	$36,698	$33,062	$36,698	$33,062

Foreclosed properties at June 30, 2015 and 2014 were $36.4 million and $33.1 million, respectively.  Also included in other real estate owned at June 30, 2015 is a $0.3 million property which was not acquired through foreclosure.  Carrying costs and fair value adjustments associated with foreclosed properties for the three months ended June 30, 2015 and 2014 were $0.8 million and $0.7 million, respectively.  Carrying costs and fair value adjustments associated with foreclosed properties for the six months ended June 30, 2015 and 2014 were $1.2 million and $2.2 million.

Note 7 – Repurchase Agreements

We utilize securities sold under agreements to repurchase to facilitate the needs of our customers and provide additional funding to our balance sheet.  Repurchase agreements are transactions whereby we offer to sell to a counterparty an undivided interest in an eligible security at an agreed upon purchase price, and which obligates CTBI to repurchase the security on an agreed upon date at an agreed upon repurchase price plus interest at an agreed upon rate.  Securities sold under agreements to repurchase are recorded at the amount of cash received in connection with the transaction and are reflected in the accompanying consolidated balance sheets.

We monitor collateral levels on a continuous basis and maintain records of each transaction specifically describing the applicable security and the counterparty's fractional interest in that security, and we segregate the security from its general assets in accordance with regulations governing custodial holdings of securities.  The primary risk with our repurchase agreements is market risk associated with the securities securing the transactions, as we may be required to provide additional collateral based on fair value changes of the underlying securities.  Securities pledged as collateral under repurchase agreements are maintained with our safekeeping agents.  The carrying value of investment securities available for sale pledged as collateral under repurchase agreements totaled $275.3 million and $283.3 million at June 30, 2015 and December 31, 2014, respectively.

The remaining contractual maturity of the securities sold under agreements to repurchase by class of collateral pledged included in the accompanying consolidated balance sheets as of June 30, 2015 and December 31, 2014 is presented in the following tables:

	June 30, 2015
	Remaining Contractual Maturity of the Agreements
(in thousands)	Overnight and Continuous	Up to 30 days	30-90 days	Greater Than 90 days	Total
Repurchase agreements and repurchase-to-maturity transactions:
U.S. Treasury and government agencies	$18,283	$4,600	$13,063	$11,171	$47,117
State and political subdivisions	61,151	3,937	1,724	7,266	74,078
U.S. government sponsored agency mortgage-backed securities	33,429	13,463	21,029	52,660	120,581
Total	$112,863	$22,000	$35,816	$71,097	$241,776

	December 31, 2014
	Remaining Contractual Maturity of the Agreements
(in thousands)	Overnight and Continuous	Up to 30 days	30-90 days	Greater Than 90 days	Total
Repurchase agreements and repurchase-to-maturity transactions:
U.S. Treasury and government agencies	$6,790	$1,000	$6,834	$14,076	$28,700
State and political subdivisions	59,451	0	1,839	12,474	73,764
U.S. government sponsored agency mortgage-backed securities	39,315	0	15,871	77,536	132,722
Total	$105,556	$1,000	$24,544	$104,086	$235,186

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

Recurring Measurements

The following tables present the fair value measurements of assets recognized in the accompanying balance sheets measured at fair value on a recurring basis as of June 30, 2015 and December 31, 2014 and indicate the level within the fair value hierarchy of the valuation techniques.

		Fair Value Measurements at June 30, 2015 Using
(in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets measured – recurring basis
Available-for-sale securities:
U.S. Treasury and government agencies	$181,714	$497	$181,217	$0
State and political subdivisions	135,161	0	135,161	0
U.S. government sponsored agency mortgage-backed securities	239,564	0	239,564	0
CRA investment funds	24,797	24,797	0	0
Mortgage servicing rights	3,235	0	0	3,235

		Fair Value Measurements at December 31, 2014 Using
(in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets measured – recurring basis
Available-for-sale securities:
U.S. Treasury and government agencies	$188,932	$492	$188,440	$0
State and political subdivisions	137,458	0	137,458	0
U.S. government sponsored agency mortgage-backed securities	288,907	0	288,907	0
CRA investment funds	24,889	24,889	0	0
Mortgage servicing rights	2,968	0	0	2,968

Following is a description of the valuation methodologies and inputs used for assets measured at fair value on a recurring basis and recognized in the accompanying balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy.  These valuation methodologies were applied to all of CTBI's financial assets carried at fair value.  CTBI had no liabilities measured at fair value as of June 30, 2015 and December 31, 2014.  There have been no significant changes in the valuation techniques during the quarter ended June 30, 2015.  For assets classified within Level 3 of the fair value hierarchy, the process used to develop the reported fair value is described below.

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

In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy.  Fair value determinations for Level 3 measurements are estimated on a quarterly basis where assumptions used are reviewed to ensure the estimated fair value complies with accounting standards generally accepted in the United States.  As of June 30, 2015, CTBI does not own any securities classified as Level 3 inputs.

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

Transfers between Levels

There were no transfers between Levels 1, 2, and 3 as of June 30, 2015.

Level 3 Reconciliation

Following is a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the accompanying balance sheet using significant unobservable (Level 3) inputs for the three and six months ended June 30, 2015 and 2014:

Mortgage Servicing Rights
	Three Months Ended		Six Months Ended
	June 30		June 30
(in thousands)	2015	2014	2015	2014
Beginning balance	$2,797	$3,258	$2,968	$3,424
Total recognized gains (losses)
Included in net income	446	(166)	285	(292)
Issues	213	82	297	145
Settlements	(221)	(112)	(315)	(215)
Ending balance	$3,235	$3,062	$3,235	$3,062

Total gains (losses) for the period included in net income attributable to the change in unrealized gains or losses related to assets still held at the reporting date	$446	$(166)	$285	$(292)

Realized and unrealized gains and losses for items reflected in the tables above are included in net income in the consolidated statements of income as follows:

Noninterest Income
	Three Months Ended		Six Months Ended
	June 30		June 30
(in thousands)	2015	2014	2015	2014
Total gains (losses)	$225	$(278)	$(30)	$(507)

Nonrecurring Measurements

The following tables present the fair value measurements of assets recognized in the accompanying balance sheets measured at fair value on a nonrecurring basis as of June 30, 2015 and December 31, 2014 and indicate the level within the fair value hierarchy of the valuation techniques.

		Fair Value Measurements at June 30, 2015 Using
(in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets measured – nonrecurring basis
Impaired loans (collateral dependent)	$2,677	$0	$0	$2,677
Other real estate/assets owned	1,070	0	0	1,070

		Fair Value Measurements at December 31, 2014 Using
(in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets measured – nonrecurring basis
Impaired loans (collateral dependent)	$4,665	$0	$0	$4,665
Other real estate/assets owned	6,472	0	0	6,472

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

Loans considered impaired under ASC 310-35, Impairment of a Loan, are loans for which, based on current information and events, it is probable that the creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement.  Impaired loans are subject to nonrecurring fair value adjustments to reflect subsequent (i) partial write-downs that are based on the observable market price or current appraised value of the collateral or (ii) the full charge-off of the loan carrying value.  Quarter-to-date fair value adjustments on impaired loans disclosed above were decreases of $15 thousand, $0.3 million, and $38 thousand for the quarters ended June 30, 2015, December 31, 2014, and June 30, 2014, respectively.  Year-to-date adjustments were decreases of $0.5 million for the six months ended June 30, 2015 and $0.4 million for the year ended December 31, 2014 and an increase of $0.2 million for the six months ended June 30, 2014.

Other Real Estate Owned

In accordance with the provisions of ASC 360, Property, Plant, and Equipment, other real estate owned (OREO) is carried at the lower of fair value at acquisition date or current estimated fair value, less estimated cost to sell when the real estate is acquired.  Estimated fair value of OREO is based on appraisals or evaluations.  OREO is classified within Level 3 of the fair value hierarchy.  Long-lived assets are subject to nonrecurring fair value adjustments to reflect subsequent partial write-downs that are based on the observable market price or current appraised value of the collateral.  Quarter-to-date fair value adjustments on other real estate/assets owned were decreases of $0.3 million, $1.5 million, and $0.3 million for the quarters ended June 30, 2015, December 31, 2014, and June 30, 2014, respectively.  Year-to-date adjustments were decreases of $0.4 million for the six months ended June 30, 2015, $1.7 million for the year ended December 31, 2014, and $1.2 million for the six months ended June 30, 2014.

Our policy for determining the frequency of periodic reviews is based upon consideration of the specific properties and the known or perceived market fluctuations in a particular market and is typically between 12 and 18 months but generally not more than 24 months.  Appraisers are selected from the list of approved appraisers maintained by management.

Unobservable (Level 3) Inputs

The following tables present quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements at June 30, 2015 and December 31, 2014.

(in thousands)	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at June 30, 2015	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Mortgage servicing rights	$3,235	Discount cash flows, computer pricing model	Constant prepayment rate	6.0% - 22.3% (9.8%)
			Probability of default	0.0% - 100.0% (3.0%)
			Discount rate	10.0% - 11.0% (10.1%)

Impaired loans (collateral-dependent)	$2,677	Market comparable properties	Marketability discount	5.0% - 10.0% (7.0%)

Other real estate/assets owned	$1,070	Market comparable properties	Comparability adjustments	5.0% - 30.0% (12.1%)

(in thousands)	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at December 31, 2014	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Mortgage servicing rights	$2,968	Discount cash flows, computer pricing model	Constant prepayment rate	4.6% - 25.1% (11.3%)
			Probability of default	0.0% - 100.0% (3.6%)
			Discount rate	10.0% - 11.5% (10.1%)

Impaired loans (collateral-dependent)	$4,665	Market comparable properties	Marketability discount	5.0% - 10.0% (7.0%)

Other real estate/assets owned	$6,472	Market comparable properties	Comparability adjustments	3.0% - 67.0% (18.0%)

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

Fair Value of Financial Instruments

The following table presents estimated fair value of CTBI's financial instruments as of June 30, 2015 and indicates the level within the fair value hierarchy of the valuation techniques.

		Fair Value Measurements at June 30, 2015 Using
(in thousands)	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$145,031	$145,031	$0	$0
Certificates of deposit in other banks	6,665	0	6,675	0
Securities available-for-sale	581,236	25,294	555,942	0
Securities held-to-maturity	1,661	0	1,641	0
Loans held for sale	1,993	2,019	0	0
Loans, net	2,757,641	0	0	2,753,742
Federal Home Loan Bank stock	17,927	0	17,927	0
Federal Reserve Bank stock	4,887	0	4,887	0
Accrued interest receivable	12,801	0	12,801	0
Mortgage servicing rights	3,235	0	0	3,235

Financial liabilities:
Deposits	$2,913,071	$701,958	$2,204,811	$0
Repurchase agreements	241,776	0	0	241,765
Federal funds purchased	12,220	0	12,220	0
Advances from Federal Home Loan Bank	51,112	0	51,037	0
Long-term debt	61,341	0	0	49,073
Accrued interest payable	1,336	0	1,336	0

Unrecognized financial instruments:
Letters of credit	$0	$0	$0	$0
Commitments to extend credit	0	0	0	0
Forward sale commitments	0	0	0	0

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

Note 9 – Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 30		June 30
(in thousands except per share data)	2015	2014	2015	2014
Numerator:
Net income	$12,402	$12,195	$23,340	$22,335

Denominator:
Basic earnings per share:
Weighted average shares	17,421	17,318	17,411	17,313
Diluted earnings per share:
Effect of dilutive stock options and restricted stock grants	44	75	47	80
Adjusted weighted average shares	17,465	17,393	17,458	17,393

Earnings per share:
Basic earnings per share	$0.71	$0.70	$1.34	$1.29
Diluted earnings per share	0.71	0.70	1.34	1.28

Options to purchase 58,063 common shares at a weighted average price of $35.409 were excluded from the diluted calculations above for the three and six months ended June 30, 2015, because the exercise prices on the options were greater than the average market price for the period.  In addition to in-the-money stock options, unvested restricted stock grants were also used in the calculation of diluted earnings per share based on the treasury method.  Options to purchase 65,519 common shares at a weighted average price of $35.409 were excluded from the diluted calculations above for the three months ended June 30, 2014.  There were no options to purchase common shares that were excluded from the diluted calculations above for the six months ended June 30, 2014.

Note 10 – Accumulated Other Comprehensive Income

Unrealized gains (losses) on AFS securities

Amounts reclassified from accumulated other comprehensive income (AOCI) and the affected line items in the statements of income during the three and six months ended June 30, 2015 and 2014 were:

	Amounts Reclassified from AOCI
(in thousands)	Three Months Ended June 30		Six Months Ended June 30
	2015	2014	2015	2014
Affected line item in the statements of income
Securities gains (losses)	$(14)	$(51)	$130	$(111)
Tax expense (benefit)	(5)	(18)	45	(39)
Total reclassifications out of AOCI	$(9)	$(33)	$85	$(72)

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

❖ Capital Resources

❖ Impact of Inflation, Changing Prices, and Economic Conditions

❖ Stock Repurchase Program

❖ Critical Accounting Policies and Estimates

Our Business

Community Trust Bancorp, Inc. ("CTBI") is a bank holding company headquartered in Pikeville, Kentucky.  Currently, we own one commercial bank, Community Trust Bank, Inc. ("CTB") and one trust company, Community Trust and Investment Company, Inc.  Through our subsidiaries, we have eighty banking locations in eastern, northeastern, central, and south central Kentucky, southern West Virginia, and northeastern Tennessee, four trust offices across Kentucky, and one trust office in northeastern Tennessee.  At June 30, 2015, we had total consolidated assets of $3.8 billion and total consolidated deposits, including repurchase agreements, of $3.2 billion.  Total shareholders' equity at June 30, 2015 was $461.6 million.  Trust assets under management, which are excluded from CTBI's total consolidated assets, at June 30, 2015 were $1.9 billion.

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

Results of Operations and Financial Condition

For the quarter ended June 30, 2015, we reported earnings of $12.4 million, or $0.71 per basic share, compared to $12.2 million, or $0.70 per basic share, earned during the second quarter 2014 and $10.9 million, or $0.63 per basic share, earned during the first quarter 2015.  Earnings for the six months ended June 30, 2015 were $23.3 million, or $1.34 per basic share compared to $22.3 million, or $1.29 per basic share, for the six months ended June 30, 2014.

Quarterly Highlights

❖	Our loan portfolio increased $59.0 million from December 31, 2014 and $46.3 million during the quarter.

❖	Our investment portfolio decreased $59.0 million from December 31, 2014 and $45.1 million during the quarter.

❖
Deposits, including repurchase agreements, increased $45.4 million from December 31, 2014 but decreased $29.3 million during the quarter.  Additional funding for loan growth was provided through an increase in short-term FHLB borrowings of $50 million during the quarter.

❖
Nonperforming loans at $33.4 million decreased $5.6 million from December 31, 2014 and $1.7 million from March 31, 2015.  Nonperforming assets at $70.0 million decreased $5.9 million from December 31, 2014 and $4.0 million from March 31, 2015.

❖
Net loan charge-offs for the quarter ended June 30, 2015 were $1.7 million, or 0.25% of average loans annualized, compared to $0.7 million, or 0.11%, experienced for the second quarter 2014 and $1.7 million, or 0.26%, for the first quarter 2015.

❖
CTBI invests in limited partnerships that offer low income housing, new markets, and historic tax credits in exchange for investments in low income housing and other community related investments.  Our investments in these partnerships increased by $7.2 million during the quarter and $9.3 million year-to-date.  Our tax credits for the second quarter 2015, used to offset current income tax expense, totaled $0.9 million compared to $0.3 million in the second quarter 2014 and the first quarter 2015.  Year-to-date credits used to offset current income tax expense totaled $1.2 million compared to $0.5 million for the first six months of 2014.  The amortization of our investment in these partnerships increased as well.  Amortization for the second quarter 2015 totaled $0.7 million compared to $0.2 million for the second quarter 2014 and $0.3 million for the first quarter 2015.  Year-to-date amortization was $1.0 million compared to $0.4 million for the first six months of 2014.

Income Statement Review

(dollars in thousands)			Change 2015 vs. 2014
Six Months Ended June 30	2015	2014	Amount	Percent
Net interest income	$66,087	$65,583	$504	0.8%
Provision for loan losses	4,220	2,080	2,140	102.9
Noninterest income	22,964	21,037	1,927	9.2
Noninterest expense	52,131	52,117	14	0.0
Income taxes	9,360	10,088	(728)	(7.2)
Net income	$23,340	$22,335	$1,005	4.5%

Average earning assets	$3,497,279	$3,401,626	$95,653	2.8%

Yield on average earnings assets	4.20%	4.29%	(0.09)%	(2.1)%
Cost of interest bearing funds	0.45%	0.47%	(0.02)%	(4.3)%

Net interest margin	3.87%	3.94%	(0.07)%	(1.8)%

Net Interest Income

Net interest income for the quarter increased $0.3 million, or 1.1%, from prior year second quarter and $0.3 million, or 0.8%, from prior quarter, while our net interest margin decreased 7 basis points and 4 basis points during the respective time periods.  Average earning assets increased $100.1 million, or 2.9%, from second quarter 2014 and $33.2 million, or 1.0%, from prior quarter, while our yield on average earning assets decreased 8 basis points and 4 basis points, respectively, during these time periods.  The cost of interest bearing funds decreased 2 basis points from prior year same quarter but remained flat to prior quarter.  Our ratio of average loans to deposits, including repurchase agreements, for the quarter ended June 30, 2015 were 87.1% compared to 83.2% for the quarter ended June 30, 2014 and 86.6% for the quarter ended March 31, 2015.  Year-to-date net interest income increased $0.5 million, or 0.8%, from prior year.

Provision for Loan Losses

The provision for loan losses that was added to the allowance for the second quarter 2015 was $2.3 million compared to $0.7 million in the second quarter 2014 and $1.9 million for the quarter ended March 31, 2015.  Year-to-date allocations to the reserve were $4.2 million at June 30, 2015 compared to $2.1 million at June 30, 2014.  This provision represented a charge against current earnings in order to maintain the allowance at an appropriate level determined using the accounting estimates described in the Critical Accounting Policies and Estimates section.  Our provision increased for the quarter due to higher loan growth.  Our reserve coverage (allowance for loan and lease loss reserve to nonperforming loans) at June 30, 2015 was 105.4% compared to 75.5% at June 30, 2014 and 98.7% at March 31, 2015.  Our loan loss reserve as a percentage of total loans outstanding decreased from the 1.28% at June 30, 2014 but remained at 1.26% from March 31, 2015 to June 30, 2015.

Noninterest Income

Noninterest income for the quarter ended June 30, 2015 increased $1.3 million, or 11.4%, from prior year same quarter and $1.5 million, or 13.9%, from prior quarter.  We experienced increases in gains on sales of loans, deposit service charges, trust revenue, and loan related fees year over year and quarter over quarter.  Year-to-date noninterest income increased $1.9 million, or 9.2% from prior year.  Gains on sales of loans increased $0.6 million, loan related fees increased $0.7 million, trust revenue increased $0.3 million, and deposit service charges increased $0.2 million.  The increase in loan related fees resulted primarily from the $0.5 million fluctuation in the fair value adjustments of our mortgage servicing rights.

Noninterest Expense

Noninterest expense for the quarter ended June 30, 2015 increased $1.1 million, or 4.2%, from prior year second quarter and $0.5 million, or 1.9%, from prior quarter.  Occupancy and equipment expense and data processing expense for the second quarter 2015 both decreased $0.2 million from same period last year and prior quarter.  However, these decreases were offset year over year by a $0.5 million increase in amortization expense related to tax credits and a $0.3 million increase in personnel expense and quarter over quarter by a $0.4 million increase in amortization expense and a $0.3 million increase in net other real estate owned expense.  Year-to-date noninterest expense remained relatively flat to prior year as a $0.6 million increase in amortization expense related to tax credits and a $0.6 million increase in personnel expense due to an increase in group medical and life insurance were offset by a $1.0 million decrease in net other real estate owned expense.

Balance Sheet Review

CTBI's total assets at $3.8 billion increased $46.3 million, or an annualized 2.5%, from December 31, 2014 and $10.7 million, or an annualized 1.1%, during the quarter.  Loans outstanding at June 30, 2015 were $2.8 billion, increasing $59.0 million, or an annualized 4.4%, from December 31, 2014 and $46.3 million, or an annualized 6.8%, during the quarter.  We experienced growth during the quarter of $25.5 million in the commercial loan portfolio, $21.7 million in the indirect loan portfolio, and $1.6 million in the consumer direct loan portfolio, partially offset by a decrease of $2.5 million in the residential loan portfolio.  CTBI's investment portfolio decreased $59.0 million, or an annualized 18.5%, from December 31, 2014 and $45.1 million, or an annualized 28.8%, during the quarter.  The decline in the investment portfolio was utilized to provide additional liquidity through an increase in our deposits with the Federal Reserve and to support loan growth.  Deposits, including repurchase agreements, at $3.2 billion increased $45.4 million, or an annualized 2.9%, from December 31, 2014 but decreased $29.3 million, or an annualized 3.7%, during the quarter.  Additional funding for loan growth was provided through an increase in short-term FHLB borrowings of $50 million during the quarter.

Shareholders' equity at June 30, 2015 was $461.6 million compared to $447.9 million at December 31, 2014 and $457.4 million at March 31, 2015.  Our tangible common equity/tangible assets ratio increased to 10.68%.

Loans

(in thousands)	June 30, 2015
Loan Category	Balance	Variance from Prior Year-End	Net Charge-Offs	Nonperforming	ALLL
Commercial:
Construction	$111,218	(8.8)%	$(4)	$5,391	$2,622
Secured by real estate	978,412	3.1	880	9,231	13,022
Equipment lease financing	9,859	(4.7)	0	0	113
Commercial other	363,909	3.4	750	4,200	4,414
Total commercial	1,463,398	2.1	1,626	18,822	20,171

Residential:
Real estate construction	57,914	(7.2)	87	590	570
Real estate mortgage	707,582	(0.7)	588	13,002	6,965
Home equity	88,113	(0.3)	55	608	867
Total residential	853,609	(1.1)	730	14,200	8,402

Consumer:
Consumer direct	121,620	(0.4)	455	120	1,541
Consumer indirect	354,204	12.3	666	259	5,076
Total consumer	475,824	8.7	1,121	379	6,617

Total loans	$2,792,831	2.2%	$3,477	$33,401	$35,190

Asset Quality

CTBI's total nonperforming loans were $33.4 million at June 30, 2015, a 14.3% decrease from the $39.0 million at December 31, 2014 and a 4.7% decrease from the $35.1 million at March 31, 2015.  Nonaccrual loans decreased $0.8 million for the quarter and loans 90+ days past due decreased $0.9 million.  Loans 30-89 days past due at $16.0 million was a decrease of $1.8 million from March 31, 2015.  Our loan portfolio management processes focus on the immediate identification, management, and resolution of problem loans to maximize recovery and minimize loss.   Our loan risk management processes include weekly delinquent loan review meetings at the market levels and monthly delinquent loan review meetings involving senior corporate management to review all nonaccrual loans and loans 30 days or more past due.  Any activity regarding a criticized/classified loan (i.e. problem loan) must be approved by CTB's Watch List Asset Committee (i.e. Problem Loan Committee).  CTB's Watch List Asset Committee also meets on a quarterly basis and reviews every criticized/classified loan of $100,000 or greater.  We also have a Loan Review Department that reviews every market within CTB annually and performs extensive testing of the loan portfolio to assure the accuracy of loan grades and classifications for delinquency, troubled debt restructuring, impaired status, impairment, nonaccrual status, and adequate loan loss reserves.

Impaired loans, loans not expected to meet contractual principal and interest payments other than insignificant delays, at June 30, 2015 totaled $50.2 million, a $8.9 million decline from the $59.1 million at December 31, 2014 and a $6.3 million decline from the $56.5 million at March 31, 2015.  Included in certain loan categories of impaired loans are troubled debt restructurings that were classified as impaired.  At June 30, 2015, CTBI had $23.6 million in commercial loans secured by real estate, $6.6 million in commercial real estate construction loans, $4.0 million in commercial other loans, and $1.2 million in real estate mortgage loans that were modified in troubled debt restructurings and impaired.  Management evaluates all impaired loans for impairment and records a direct charge-off or provides specific reserves when necessary.

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

Net loan charge-offs for the quarter ended June 30, 2015 were $1.7 million, or 0.25% of average loans annualized, compared to $0.7 million, or 0.11%, experienced for the second quarter 2014 and $1.7 million, or 0.26%, for the first quarter 2015.  Of the net charge-offs for the quarter, $1.0 million were in commercial loans, $0.3 million were in indirect auto loans, $0.2 million were in residential real estate mortgage loans, and $0.2 million were in consumer direct loans.  Net loan charge-offs for the six months ended June 30, 2015 were $3.5 million, or 0.25% of average loans, compared to $2.5 million, or 0.19% of average loans, experienced for the six months ended June 30, 2014.

Our level of foreclosed properties at $36.4 million at June 30, 2015 was a decrease from $36.8 million at December 31, 2014 and $38.7 million at March 31, 2015.  Sales of foreclosed properties for the quarter ended June 30, 2015 totaled $2.4 million while new foreclosed properties totaled $0.4 million.  At June 30, 2015, the book value of properties under contracts to sell was $2.3 million; however, the closings had not occurred at quarter-end.  Also included in other real estate owned at June 30, 2015 is a $0.3 million property which was not acquired through foreclosure.

When foreclosed properties are acquired, appraisals are obtained and the properties are booked at the current market value less expected sales costs.  Additionally, periodic updated appraisals are obtained on unsold foreclosed properties.  When an updated appraisal reflects a market value below the current book value, a charge is booked to current earnings to reduce the property to its new market value less expected sales costs.   Charges to earnings in the second quarter 2015 to reflect the decrease in current market values of foreclosed properties totaled $0.3 million.  There were fifty properties appraised during the second quarter 2015.  Of these, sixteen properties were written down by a total of $0.3 million.  Charges during the quarters ended June 30, 2014 and March 31, 2015 were $0.3 million and $0.1 million, respectively.  Our policy for determining the frequency of periodic reviews is based upon consideration of the specific properties and the known or perceived market fluctuations in a particular market and is typically between 12 and 18 months but generally not more than 24 months.  Approximately forty-four percent of our OREO properties have been reappraised within the past 12 months.  Management anticipates that our foreclosed properties will remain elevated as we work through current market conditions.

The major classifications of foreclosed properties are shown in the following table:

(in thousands)	June 30, 2015	December 31, 2014
1-4 family	$8,188	$10,337
Agricultural/farmland	116	116
Construction/land development/other	18,599	18,735
Multifamily	1,127	1,289
Non-farm/non-residential	8,375	6,299
Total foreclosed properties	$36,405	$36,776

The appraisal aging analysis of foreclosed properties, as well as the holding period, at June 30, 2015 is shown below:

(in thousands)
Appraisal Aging Analysis		Holding Period Analysis
Days Since Last Appraisal	Current Book Value	Holding Period	Current Book Value
Up to 3 months	$3,521	Less than one year	$10,581
3 to 6 months	3,553	1 to 2 years	2,886
6 to 9 months	4,882	2 to 3 years	1,204
9 to 12 months	3,890	3 to 4 years	11,055
12 to 24 months	19,247	4 to 5 years	3,160
Over 24 months	1,312	Over 5 years*	7,519
Total	$36,405	Total	$36,405

*Regulatory approval is required and has been obtained to hold these properties beyond the initial period of 5 years.  Additional approval may be required to continue to hold these properties should they not be liquidated during the extension period.

Dividends

The following schedule shows the quarterly cash dividends paid for the past six quarters:

Pay Date	Record Date	Amount Per Share
July 1, 2015	June 15, 2015	$0.300
April 1, 2015	March 15, 2015	0.300
January 1, 2015	December 15, 2014	0.300
October 1, 2014	September 15, 2014	0.300
July 1, 2014	June 15, 2014	0.290
April 1, 2014	March 15, 2014	0.291

On July 28, 2015, the Board of Directors of CTBI declared a quarterly cash dividend of $0.31 per share to be paid on October 1, 2015 to shareholders of record on September 15, 2015.  This represents an increase of 3.3% in the quarterly cash dividend.

Liquidity and Market Risk

The objective of CTBI's Asset/Liability management function is to maintain consistent growth in net interest income within our policy limits. This objective is accomplished through management of our consolidated balance sheet composition, liquidity, and interest rate risk exposures arising from changing economic conditions, interest rates, and customer preferences. The goal of liquidity management is to provide adequate funds to meet changes in loan and lease demand or deposit withdrawals. This is accomplished by maintaining liquid assets in the form of cash and cash equivalents and investment securities, sufficient unused borrowing capacity, and growth in core deposits. As of June 30, 2015, we had approximately $145.0 million in cash and cash equivalents and approximately $581.2 million in securities valued at estimated fair value designated as available-for-sale and available to meet liquidity needs on a continuing basis compared to $105.5 million and $640.2 million at December 31, 2014.  Additional asset-driven liquidity is provided by the remainder of the securities portfolio and the repayment of loans.  In addition to core deposit funding, we also have a variety of other short-term and long-term funding sources available.  We also rely on Federal Home Loan Bank advances for both liquidity and management of our asset/liability position.  Federal Home Loan Bank advances were $51.1 million at June 30, 2015 compared to $61.2 million at December 31, 2014.  As of June 30, 2015, we had a $332 million available borrowing position with the Federal Home Loan Bank compared to $312.3 million at December 31, 2014.  We generally rely upon net inflows of cash from financing activities, supplemented by net inflows of cash from operating activities, to provide cash for our investing activities.  As is typical of many financial institutions, significant financing activities include deposit gathering, use of short-term borrowing facilities such as repurchase agreements and federal funds purchased, and issuance of long-term debt.  At June 30, 2015 and December 31, 2014, we had $44 million in lines of credit with various correspondent banks available to meet any future cash needs.  Our primary investing activities include purchases of securities and loan originations.  We do not rely on any one source of liquidity and manage availability in response to changing consolidated balance sheet needs.  Included in our cash and cash equivalents at June 30, 2015 were federal funds sold of $8.1 million compared to $4.9 million at December 31, 2014, and deposits with the Federal Reserve were $75.1 million compared to $40.9 million at December 31, 2014.  Additionally, we project cash flows from our investment portfolio to generate additional liquidity over the next 90 days.

The investment portfolio consists of investment grade short-term issues suitable for bank investments.  The majority of the investment portfolio is in U.S. government and government sponsored agency issuances.  At June 30, 2015, available-for-sale ("AFS") securities comprised approximately 99.7% of the total investment portfolio, and the AFS portfolio was approximately 126% of equity capital.  Ninety-two percent of the pledge eligible portfolio was pledged.

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

Capital Resources

Shareholders' equity was $461.6 million at June 30, 2015 and $447.9 million at December 31, 2014.  CTBI's annualized dividend yield to shareholders as of June 30, 2015 was 3.44%.  Our primary source of capital growth is the retention of earnings.  Cash dividends were $0.600 per share and $0.581 per share for the six months ended June 30, 2015 and 2014, respectively.  We retained 55.2% of our earnings for the first six months of 2015 compared to 55.0% for the first six months of 2014.

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

As of June 30, 2015, following implementation of the new rules, CTBI had a Common Equity Tier 1 capital ratio of 14.35%, a Tier 1 capital ratio of 16.51%, a total capital ratio of 17.76%, and a Tier 1 leverage ratio of 12.24%, all above the required levels to be considered "well-capitalized."

As of June 30, 2015, we are not aware of any other current recommendations by banking regulatory authorities which, if they were to be implemented, would have, or are reasonably likely to have, a material adverse impact on our liquidity, capital resources, or operations, except as provided for in Basel III and the Dodd-Frank Act, which is discussed in the Supervision and Regulation section of Item 1. Business in our annual report on Form 10-K for the year ended December 31, 2014.

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

Income Taxes – Income tax expense is based on the taxes due on the consolidated tax return plus deferred taxes based on the expected future tax benefits and consequences of temporary differences between carrying amounts and tax bases of assets and liabilities, using enacted tax rates.  Any interest and penalties incurred in connection with income taxes are recorded as a component of income tax expense in the consolidated financial statements.  During the six months ended June 30, 2015 and 2014, CTBI did not recognize a significant amount of interest expense or penalties in connection with income taxes.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Interest rate risk management focuses on maintaining consistent growth in net interest income within Board-approved policy limits.  CTBI uses an earnings simulation model to analyze net interest income sensitivity to movements in interest rates.  Given a 200 basis point increase to the yield curve used in the simulation model, it is estimated net interest income for CTBI would increase by 2.02 percent over one year and increase by 3.85 percent over two years.  A 25 basis point decrease in the yield curve would decrease net interest income by an estimated 0.15 percent over one year and decrease by 0.23 percent over two years.  For further discussion of CTBI's market risk, see the Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Market Risk included in the annual report on Form 10-K for the year ended December 31, 2014.

Item 4.  Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

CTBI's management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934.  As of the end of the period covered by this report, an evaluation was carried out by CTBI's management, with the participation of our Chief Executive Officer and the Executive Vice President, Chief Financial Officer, and Treasurer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, management concluded that disclosure controls and procedures as of June 30, 2015 were effective in ensuring material information required to be disclosed in this quarterly report on Form 10-Q was recorded, processed, summarized, and reported on a timely basis.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in CTBI's internal control over financial reporting that occurred during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, CTBI's internal control over financial reporting.

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

COMMUNITY TRUST BANCORP, INC.

Date: August 7, 2015	By:	/s/ Jean R. Hale
Jean R. Hale
Chairman, President, and Chief Executive Officer

/s/ Kevin J. Stumbo
Kevin J. Stumbo
Executive Vice President, Chief Financial Officer, and Treasurer