Form 10-Q
period 2015-09-30
COMMUNITY TRUST BANCORP INC /KY/
filed 2015-11-06
CIK 350852

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015

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

Common stock – 17,519,343 shares outstanding at October 31, 2015

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

Community Trust Bancorp, Inc.
Condensed Consolidated Balance Sheets

(dollars in thousands)	(unaudited) September 30 2015	December 31 2014
Assets:
Cash and due from banks	$54,041	$56,299
Interest bearing deposits	106,628	44,285
Federal funds sold	2,523	4,933
Cash and cash equivalents	163,192	105,517

Certificates of deposit in other banks	5,759	8,197
Securities available-for-sale at fair value (amortized cost of $571,539 and $638,395, respectively)	576,713	640,186
Securities held-to-maturity at amortized cost (fair value of $1,651 and $1,644, respectively)	1,661	1,662
Loans held for sale	1,983	2,264

Loans	2,820,460	2,733,824
Allowance for loan and lease losses	(35,540)	(34,447)
Net loans	2,784,920	2,699,377

Premises and equipment, net	48,541	49,980
Federal Home Loan Bank stock	17,927	17,927
Federal Reserve Bank stock	4,887	4,869
Goodwill	65,490	65,490
Core deposit intangible (net of accumulated amortization of $8,285 and $8,138, respectively)	331	477
Bank owned life insurance	61,942	60,697
Mortgage servicing rights	3,030	2,968
Other real estate owned	34,654	36,776
Other assets	37,118	27,378
Total assets	$3,808,148	$3,723,765

Liabilities and shareholders' equity:
Deposits:
Noninterest bearing	$737,657	$677,626
Interest bearing	2,237,572	2,196,631
Total deposits	2,975,229	2,874,257

Repurchase agreements	256,153	235,186
Federal funds purchased and other short-term borrowings	9,215	11,041
Advances from Federal Home Loan Bank	1,084	61,170
Long-term debt	61,341	61,341
Other liabilities	34,541	32,893
Total liabilities	3,337,563	3,275,888

Shareholders' equity:
Preferred stock, 300,000 shares authorized and unissued	-	-
Common stock, $5 par value, shares authorized 25,000,000; shares outstanding 2015 – 17,513,449; 2014 – 17,466,375	87,568	87,332
Capital surplus	216,253	214,684
Retained earnings	163,401	144,697
Accumulated other comprehensive income, net of tax	3,363	1,164
Total shareholders' equity	470,585	447,877

Total liabilities and shareholders' equity	$3,808,148	$3,723,765

See notes to condensed consolidated financial statements.

Community Trust Bancorp, Inc.
Condensed Consolidated Statements of Income and Comprehensive Income
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
(in thousands except per share data)	2015	2014	2015	2014
Interest income:
Interest and fees on loans, including loans held for sale	$32,847	$32,191	$97,691	$95,741
Interest and dividends on securities
Taxable	2,044	2,763	7,007	8,616
Tax exempt	679	664	2,032	1,912
Interest and dividends on Federal Reserve Bank and Federal Home Loan Bank stock	252	252	756	882
Other, including interest on federal funds sold	90	87	234	310
Total interest income	35,912	35,957	107,720	107,461

Interest expense:
Interest on deposits	2,412	2,475	7,077	7,409
Interest on repurchase agreements and other short-term borrowings	231	205	689	614
Interest on advances from Federal Home Loan Bank	9	6	33	17
Interest on long-term debt	295	283	869	850
Total interest expense	2,947	2,969	8,668	8,890

Net interest income	32,965	32,988	99,052	98,571
Provision for loan losses	2,520	3,300	6,740	5,380
Net interest income after provision for loan losses	30,445	29,688	92,312	93,191

Noninterest income:
Service charges on deposit accounts	6,348	6,321	17,976	17,739
Gains on sales of loans, net	462	303	1,575	781
Trust and wealth management income	2,297	2,395	6,902	6,703
Loan related fees	641	1,128	2,747	2,573
Bank owned life insurance	581	523	1,623	1,473
Brokerage revenue	395	505	1,058	1,709
Securities gains (losses)	12	(34)	142	(145)
Other noninterest income	1,299	865	2,976	2,210
Total noninterest income	12,035	12,006	34,999	33,043

Noninterest expense:
Officer salaries and employee benefits	3,288	2,584	9,179	8,206
Other salaries and employee benefits	10,687	10,881	32,063	31,950
Occupancy, net	1,942	2,007	5,937	6,108
Equipment	746	831	2,295	2,669
Data processing	1,577	2,017	5,204	5,875
Bank franchise tax	1,272	1,208	3,816	3,625
Legal fees	505	558	1,604	1,912
Professional fees	524	491	1,497	1,331
FDIC insurance	606	575	1,798	1,782
Other real estate owned provision and expense	1,289	707	2,525	2,948
Repossession expense	347	322	947	863
Other noninterest expense	4,751	3,682	12,800	10,711
Total noninterest expense	27,534	25,863	79,665	77,980

Income before income taxes	14,946	15,831	47,646	48,254
Income taxes	3,724	4,907	13,084	14,995
Net income	11,222	10,924	34,562	33,259

Other comprehensive income:
Unrealized holding gains (losses) on securities available-for-sale:
Unrealized holding gains (losses) arising during the period	3,463	(2,009)	3,525	10,642
Less: Reclassification adjustments for realized gains (losses) included in net income	12	(34)	142	(145)
Tax (benefit) expense	1,208	(691)	1,184	3,776
Other comprehensive income (loss), net of tax	2,243	(1,284)	2,199	7,011
Comprehensive income	$13,465	$9,640	$36,761	$40,270

Basic earnings per share	$0.64	$0.63	$1.98	$1.92
Diluted earnings per share	$0.64	$0.63	$1.98	$1.91

Weighted average shares outstanding-basic	17,440	17,326	17,420	17,317
Weighted average shares outstanding-diluted	17,491	17,402	17,472	17,395

Dividends declared per share	$0.310	$0.300	$0.910	$0.881

See notes to condensed consolidated financial statements.

Community Trust Bancorp, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended
	September 30
(in thousands)	2015	2014
Cash flows from operating activities:
Net income	$34,562	$33,259
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,977	3,307
Deferred taxes	1,711	1,421
Stock-based compensation	518	548
Excess tax benefits of stock-based compensation	190	22
Provision for loan losses	6,740	5,380
Write-downs of other real estate owned and other repossessed assets	1,146	1,402
Gains on sale of mortgage loans held for sale	(1,575)	(781)
Securities (gains) losses	(142)	145
Losses on sale of assets, net	(115)	(3)
Proceeds from sale of mortgage loans held for sale	63,580	33,240
Funding of mortgage loans held for sale	(61,724)	(31,998)
Amortization of securities premiums and discounts, net	2,552	2,011
Change in cash surrender value of bank owned life insurance	(1,245)	(1,113)
Mortgage servicing rights:
Fair value adjustments	381	546
New servicing assets created	(443)	(234)
Changes in:
Other assets	(9,612)	297
Other liabilities	(1,068)	(943)
Net cash provided by operating activities	38,433	46,506

Cash flows from investing activities:
Certificates of deposit in other banks:
Maturity of certificates of deposit	2,438	389
Securities available-for-sale (AFS):
Purchase of AFS securities	(36,561)	(177,579)
Proceeds from the sales of AFS securities	44,198	112,949
Proceeds from prepayments and maturities of AFS securities	56,809	49,094
Securities held-to-maturity (HTM):
Proceeds from maturities of HTM securities	1	0
Change in loans, net	(98,730)	(73,376)
Purchase of premises and equipment	(1,685)	(1,750)
Proceeds from sale of premises and equipment	232	22
Redemption of stock by Federal Home Loan Bank	0	7,746
Additional investment in Federal Reserve Bank stock	(18)	(1)
Proceeds from sale of other real estate and other repossessed assets	7,563	4,551
Additional investment in other real estate and other repossessed assets	(85)	0
Net cash used in investing activities	(25,838)	(77,955)

Cash flows from financing activities:
Change in deposits, net	100,972	47,107
Change in repurchase agreements, federal funds purchased, and other short-term borrowings, net	19,141	10,677
Advances from Federal Home Loan Bank	70,000	0
Payments on advances from Federal Home Loan Bank	(130,086)	(87)
Issuance of common stock	1,345	930
Repurchase of common stock	(189)	0
Excess tax benefits of stock-based compensation	(190)	(22)
Dividends paid	(15,913)	(15,339)
Net cash provided by financing activities	45,080	43,266
Net increase in cash and cash equivalents	57,675	11,817
Cash and cash equivalents at beginning of period	105,517	106,641
Cash and cash equivalents at end of period	$163,192	$118,458

Supplemental disclosures:
Income taxes paid	$15,199	$10,170
Interest paid	7,935	8,058
Non-cash activities:
Loans to facilitate the sale of other real estate and repossessed assets	3,548	5,745
Common stock dividends accrued, paid in subsequent quarter	220	207
Real estate acquired in settlement of loans	9,694	5,267
See notes to condensed consolidated financial statements.

Community Trust Bancorp, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1 - Summary of Significant Accounting Policies

In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments (which consist of normal recurring adjustments) necessary, to present fairly the condensed consolidated financial position as of September 30, 2015, the results of operations for the three and nine months ended September 30, 2015 and 2014, and the cash flows for the nine months ended September 30, 2015 and 2014.  In accordance with accounting principles generally accepted in the United States of America for interim financial information, these statements do not include certain information and footnote disclosures required by accounting principles generally accepted in the United States of America for complete annual financial statements.  The results of operations for the three and nine months ended September 30, 2015 and 2014, and the cash flows for the nine months ended September 30, 2015 and 2014, are not necessarily indicative of the results to be expected for the full year.  The condensed consolidated balance sheet as of December 31, 2014 has been derived from the audited consolidated financial statements of Community Trust Bancorp, Inc. ("CTBI") for that period.  For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2014, included in our annual report on Form 10-K.

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

➢            Business Combinations: Simplifying the Accounting Measurement-Period Adjustments – In September 2015, the FASB issued ASU No. 2015-16 – Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments.  Topic 805 requires that an acquirer retrospectively adjust provisional amounts recognized in a business combination, during the measurement period.  To simplify the accounting for adjustments made to provisional amounts, the amendments in the Update require that the acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amount is determined.  The acquirer is required to also record, in the same period's financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date.  In addition an entity is required to present separately on the face of the income statement or disclose in the notes to the financial statements the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date.  For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The amendments in this Update should be applied prospectively to adjustments to provisional amounts that occur after the effective date of this Update with earlier application permitted for financial statements that have not been issued.  The adoption of this ASU is not expected to have a material impact on CTBI's consolidated financial statements.

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

We utilize an internal risk grading system for commercial credits.  Those larger commercial credits that exhibit probable or observed credit weaknesses are subject to individual review.  The borrower's cash flow, adequacy of collateral coverage, and other options available to CTBI, including legal remedies, are evaluated.  The review of individual loans includes those loans that are impaired as defined by ASC 310-10-35, Impairment of a Loan.  We evaluate the collectability of both principal and interest when assessing the need for loss provision.  Historical loss rates are analyzed and applied to other commercial loans not subject to specific allocations.  The ALLL allocation for this pool of commercial loans is established based on the historical average, maximum, minimum, and median loss ratios.

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

Income Taxes – Income tax expense is based on the taxes due on the consolidated tax return plus deferred taxes based on the expected future tax benefits and consequences of temporary differences between carrying amounts and tax bases of assets and liabilities, using enacted tax rates.  Any interest and penalties incurred in connection with income taxes are recorded as a component of income tax expense in the consolidated financial statements.  During the nine months ended September 30, 2015 and 2014, CTBI did not recognize a significant amount of interest expense or penalties in connection with income taxes.

CTBI is currently under IRS examination of its 2013 corporate income tax return.  Management does not expect that the results of the examination will have a material effect on our financial condition.  While management believes our tax positions are appropriate, the IRS could challenge our positions as a part of this examination.

Note 2 – Stock-Based Compensation

CTBI's compensation expense related to stock option grants was $10 thousand and $3 thousand, respectively, for the three months ended September 30, 2015 and 2014, and $29 thousand and $8 thousand, respectively, for the nine months ended September 30, 2015 and 2014.  Restricted stock expense for the three months ended September 30, 2015 and 2014 was $186 thousand and $202 thousand, respectively, including $20 thousand and $30 thousand in dividends paid for each period.  Restricted stock expense for the nine months ended September 30, 2015 and 2014 was $554 thousand and $540 thousand, respectively, including $59 thousand and $90 thousand in dividends.  As of September 30, 2015, there was a total of $0.2 million of unrecognized compensation expense related to unvested stock option awards that will be recognized as expense as the awards vest over a weighted average period of 4.1 years and a total of $0.5 million of unrecognized compensation expense related to restricted stock grants that will be recognized as expense as the awards vest over a weighted average period of 2.0 years.

There were no shares of restricted stock granted during the three months ended September 30, 2015 and 2014.  There were 10,582 and 4,561 shares of restricted stock granted during the nine months ended September 30, 2015 and 2014, respectively.  The restrictions on the restricted stock lapse ratably over four years or in the event of a change in control of CTBI or the death of the participant.  In the event of the disability of the participant, the restrictions will lapse on a pro rata basis.  The Compensation Committee of the Board of Directors will have discretion to review and revise restrictions applicable to a participant's restricted stock in the event of the participant's retirement.  There were no options granted to purchase shares of CTBI common stock during the three months ended September 30, 2015.  There were 20,000 options granted during the nine months ended September 30, 2015.  There were 10,000 options granted during the three and nine months ended September 30, 2014.

The fair value of options granted during the nine months ended September 30, 2015, were established at the date of grant using a Black-Scholes option pricing model with the weighted average assumptions as follows:

	Nine Months Ended September 30
	2015	2014
Expected dividend yield	3.72%	3.40%
Risk-free interest rate	1.54%	2.01%
Expected volatility	30.77%	30.77%
Expected term (in years)	7.0	7.0
Weighted average fair value of options	$6.60	$7.76

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

The amortized cost and fair value of securities at September 30, 2015 are summarized as follows:

Available-for-Sale

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury and government agencies	$201,461	$990	$(401)	$202,050
State and political subdivisions	132,249	3,718	(508)	135,459
U.S. government sponsored agency mortgage-backed securities	212,829	2,473	(1,126)	214,176
Total debt securities	546,539	7,181	(2,035)	551,685
CRA investment funds	25,000	28	0	25,028
Total available-for-sale securities	$571,539	$7,209	$(2,035)	$576,713

Held-to-Maturity

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury and government agencies	$480	$0	$(11)	$469
State and political subdivisions	1,181	1	0	1,182
Total held-to-maturity securities	$1,661	$1	$(11)	$1,651

The amortized cost and fair value of securities at December 31, 2014 are summarized as follows:

Available-for-Sale

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury and government agencies	$190,563	$509	$(2,140)	$188,932
State and political subdivisions	133,951	3,973	(466)	137,458
U.S. government sponsored agency mortgage-backed securities	288,881	2,876	(2,850)	288,907
Total debt securities	613,395	7,358	(5,456)	615,297
CRA investment funds	25,000	0	(111)	24,889
Total available-for-sale securities	$638,395	$7,358	$(5,567)	$640,186

Held-to-Maturity

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury and government agencies	$480	$0	$(19)	$461
State and political subdivisions	1,182	1	0	1,183
Total held-to-maturity securities	$1,662	$1	$(19)	$1,644

The amortized cost and fair value of securities at September 30, 2015 by contractual maturity are shown below.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale		Held-to-Maturity
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$30,015	$30,092	$0	$0
Due after one through five years	128,605	129,937	1,181	1,182
Due after five through ten years	124,654	126,142	480	469
Due after ten years	50,436	51,338	0	0
U.S. government sponsored agency mortgage-backed securities	212,829	214,176	0	0
Total debt securities	546,539	551,685	1,661	1,651
CRA investment funds	25,000	25,028	0	0
Total securities	$571,539	$576,713	$1,661	$1,651

As of September 30, 2015, there was a net gain of $142 thousand realized on sales and calls of AFS securities, consisting of a pre-tax gain of $840 thousand and a pre-tax loss of $698 thousand.  As of September 30, 2014, there was a net loss of $145 thousand.

The amortized cost of securities pledged as collateral, to secure public deposits and for other purposes, was $217.6 million at September 30, 2015 and $267.1 million at December 31, 2014.

The amortized cost of securities sold under agreements to repurchase amounted to $286.4 million at September 30, 2015 and $280.9 million at December 31, 2014.

CTBI evaluates its investment portfolio on a quarterly basis for impairment.  The analysis performed as of September 30, 2015 indicates that all impairment is considered temporary, market and interest rate driven, and not credit-related.  The percentage of total investments with unrealized losses as of September 30, 2015 was 34.8% compared to 44.1% as of December 31, 2014.  The following tables provide the amortized cost, gross unrealized losses, and fair market value, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position as of September 30, 2015 that are not deemed to be other-than-temporarily impaired.

Available-for-Sale

(in thousands)	Amortized Cost	Gross Unrealized Losses	Fair Value
Less Than 12 Months
U.S. Treasury and government agencies	$22,178	$(13)	$22,165
State and political subdivisions	17,068	(179)	16,889
U.S. government sponsored agency mortgage-backed securities	50,213	(207)	50,006
Total debt securities	89,459	(399)	89,060
CRA investment funds	0	(0)	0
Total <12 months temporarily impaired AFS securities	89,459	(399)	89,060

12 Months or More
U.S. Treasury and government agencies	54,773	(388)	54,385
State and political subdivisions	7,297	(329)	6,968
U.S. government sponsored agency mortgage-backed securities	51,291	(919)	50,372
Total debt securities	113,361	(1,636)	111,725
CRA investment funds	0	0	0
Total ≥12 months temporarily impaired AFS securities	113,361	(1,636)	111,725

Total
U.S. Treasury and government agencies	76,951	(401)	76,550
State and political subdivisions	24,365	(508)	23,857
U.S. government sponsored agency mortgage-backed securities	101,504	(1,126)	100,378
Total debt securities	202,820	(2,035)	200,785
CRA investment funds	0	(0)	0
Total temporarily impaired AFS securities	$202,820	$(2,035)	$200,785

Held-to-Maturity

(in thousands)	Amortized Cost	Gross Unrealized Losses	Fair Value
12 Months or More
U.S. Treasury and government agencies	$480	$(11)	$469
Total temporarily impaired HTM securities	$480	$(11)	$469

U.S. Treasury and Government Agencies

The unrealized losses in U.S. Treasury and government agencies were caused by interest rate increases.  The contractual terms of those investments do not permit the issuer to settle the securities at a price less than amortized cost.  CTBI does not consider those investments to be other-than-temporarily impaired at September 30, 2015, because CTBI does not intend to sell the investments and it is not more likely than not that we will be required to sell the investments before recovery of their amortized cost, which may be at maturity.

State and Political Subdivisions

The unrealized losses in securities of state and political subdivisions were caused by interest rate increases.  The contractual terms of those investments do not permit the issuer to settle the securities at a price less than amortized cost.  CTBI does not consider those investments to be other-than-temporarily impaired at September 30, 2015, because CTBI does not intend to sell the investments before recovery of their amortized cost, which may be at maturity.

U.S. Government Sponsored Agency Mortgage-Backed Securities

The unrealized losses in U.S. government sponsored agency mortgage-backed securities were caused by interest rate increases.  CTBI expects to recover the amortized cost basis over the term of the securities.  CTBI does not consider those investments to be other-than-temporarily impaired at September 30, 2015, because (i) the decline in market value is attributable to changes in interest rates and not credit quality, (ii) CTBI does not intend to sell the investments, and (iii) it is not more likely than not we will be required to sell the investments before recovery of their amortized cost, which may be at maturity.

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

Note 4 – Loans

Major classifications of loans, net of unearned income, deferred loan origination costs, and net premiums on acquired loans, are summarized as follows:

(in thousands)	September 30 2015	December 31 2014
Commercial construction	$106,855	$121,942
Commercial secured by real estate	997,654	948,626
Equipment lease financing	9,146	10,344
Commercial other	346,318	352,048
Real estate construction	62,226	62,412
Real estate mortgage	706,187	712,465
Home equity	88,624	88,335
Consumer direct	125,847	122,136
Consumer indirect	377,603	315,516
Total loans	$2,820,460	$2,733,824

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

Not included in the loan balances above were loans held for sale in the amount of $2.0 million at September 30, 2015 and $2.3 million at December 31, 2014, respectively.

Refer to note 1 to the condensed consolidated financial statements for further information regarding our nonaccrual policy.  Nonaccrual loans segregated by class of loans were as follows:

(in thousands)	September 30 2015	December 31 2014
Commercial:
Commercial construction	$3,443	$4,339
Commercial secured by real estate	4,134	6,725
Commercial other	1,412	2,423

Residential:
Real estate construction	311	602
Real estate mortgage	5,108	6,513
Home equity	200	369

Consumer:
Consumer direct	114	0
Total nonaccrual loans	$14,722	$20,971

The following tables present CTBI's loan portfolio aging analysis, segregated by class, as of September 30, 2015 and December 31, 2014:

	September 30, 2015
(in thousands)	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Current	Total Loans	90+ and Accruing*
Commercial:
Commercial construction	$251	$7	$5,133	$5,391	$101,464	$106,855	$1,690
Commercial secured by real estate	5,348	1,401	6,574	13,323	984,331	997,654	4,766
Equipment lease financing	0	0	0	0	9,146	9,146	0
Commercial other	870	417	4,152	5,439	340,879	346,318	2,904
Residential:
Real estate construction	609	129	717	1,455	60,771	62,226	420
Real estate mortgage	1,517	4,637	10,906	17,060	689,127	706,187	7,111
Home equity	516	122	749	1,387	87,237	88,624	602
Consumer:
Consumer direct	1,055	260	89	1,404	124,443	125,847	89
Consumer indirect	2,503	404	419	3,326	374,277	377,603	419
Total	$12,669	$7,377	$28,739	$48,785	$2,771,675	$2,820,460	$18,001

	December 31, 2014
(in thousands)	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Current	Total Loans	90+ and Accruing*
Commercial:
Commercial construction	$40	$31	$6,171	$6,242	$115,700	$121,942	$1,863
Commercial secured by real estate	2,471	1,595	10,763	14,829	933,797	948,626	4,682
Equipment lease financing	0	0	0	0	10,344	10,344	0
Commercial other	826	55	4,205	5,086	346,962	352,048	2,367
Residential:
Real estate construction	92	144	985	1,221	61,191	62,412	383
Real estate mortgage	1,005	5,171	13,049	19,225	693,240	712,465	7,742
Home equity	779	197	703	1,679	86,656	88,335	422
Consumer:
Consumer direct	1,307	295	141	1,743	120,393	122,136	141
Consumer indirect	2,304	586	385	3,275	312,241	315,516	385
Total	$8,824	$8,074	$36,402	$53,300	$2,680,524	$2,733,824	$17,985

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

The following table presents the credit risk profile of CTBI's commercial loan portfolio based on rating category and payment activity, segregated by class of loans, as of September 30, 2015 and December 31, 2014:

(in thousands)	Commercial Construction	Commercial Secured by Real Estate	Equipment Leases	Commercial Other	Total
September 30, 2015
Pass	$85,878	$885,941	$9,146	$296,254	$1,277,219
Watch	6,615	69,393	0	41,547	117,555
OAEM	4,205	8,286	0	1,001	13,492
Substandard	8,999	33,162	0	6,451	48,612
Doubtful	1,158	872	0	1,065	3,095
Total	$106,855	$997,654	$9,146	$346,318	$1,459,973

December 31, 2014
Pass	$101,314	$834,751	$10,344	$307,270	$1,253,679
Watch	9,857	69,123	0	36,114	115,094
OAEM	934	10,973	0	881	12,788
Substandard	5,647	27,901	0	5,772	39,320
Doubtful	4,190	5,878	0	2,011	12,079
Total	$121,942	$948,626	$10,344	$352,048	$1,432,960

The following table presents the credit risk profile of the CTBI's residential real estate and consumer loan portfolios based on performing or nonperforming status, segregated by class, as of September 30, 2015 and December 31, 2014:

(in thousands)	Real Estate Construction	Real Estate Mortgage	Home Equity	Consumer Direct	Consumer Indirect	Total
September 30, 2015
Performing	$61,495	$693,968	$87,822	$125,644	$377,184	$1,346,113
Nonperforming (1)	731	12,219	802	203	419	14,374
Total	$62,226	$706,187	$88,624	$125,847	$377,603	$1,360,487

December 31, 2014
Performing	$61,427	$698,210	$87,544	$121,995	$315,131	$1,284,307
Nonperforming (1)	985	14,255	791	141	385	16,557
Total	$62,412	$712,465	$88,335	$122,136	$315,516	$1,300,864

(1)  A loan is considered nonperforming if it is 90 days or more past due and/or on nonaccrual.

The total of consumer mortgage loans secured by real estate properties for which formal foreclosure proceedings are in process totaled $5.3 million at September 30, 2015 compared to $5.9 million at December 31, 2014.

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

The following tables present impaired loans, the average investment in impaired loans, and interest income recognized on impaired loans for the periods ended September 30, 2015, December 31, 2014, and September 30, 2014:

	September 30, 2015
(in thousands)	Recorded Balance	Unpaid Contractual Principal Balance	Specific Allowance
Loans without a specific valuation allowance:
Commercial construction	$4,669	$4,669	$0
Commercial secured by real estate	30,318	31,551	0
Commercial other	7,163	8,804	0
Real estate mortgage	1,189	1,189	0

Loans with a specific valuation allowance:
Commercial construction	3,411	3,412	719
Commercial secured by real estate	835	1,075	317
Commercial other	754	935	312

Totals:
Commercial construction	8,080	8,081	719
Commercial secured by real estate	31,153	32,626	317
Commercial other	7,917	9,739	312
Real estate mortgage	1,189	1,189	0
Total	$48,339	$51,635	$1,348

	Three Months Ended		Nine Months Ended
	September 30, 2015		September 30, 2015
(in thousands)	Average Investment in Impaired Loans	*Interest Income Recognized	Average Investment in Impaired Loans	*Interest Income Recognized
Loans without a specific valuation allowance:
Commercial construction	$4,864	$41	$5,142	$160
Commercial secured by real estate	30,713	316	30,357	985
Commercial other	7,312	73	9,182	201
Real estate mortgage	1,183	13	1,090	37

Loans with a specific valuation allowance:
Commercial construction	3,445	0	3,712	0
Commercial secured by real estate	841	6	2,244	7
Commercial other	776	1	788	1

Totals:
Commercial construction	8,309	41	8,854	160
Commercial secured by real estate	31,554	322	32,601	992
Commercial other	8,088	74	9,970	202
Real estate mortgage	1,183	13	1,090	37
Total	$49,134	$450	$52,515	$1,391

	December 31, 2014
(in thousands)	Recorded Balance	Unpaid Contractual Principal Balance	Specific Allowance	Average Investment in Impaired Loans	*Interest Income Recognized
Loans without a specific valuation allowance:
Commercial construction	$5,653	$5,654	$0	$5,415	$205
Commercial secured by real estate	31,639	33,268	0	34,650	1,180
Commercial other	13,069	14,597	0	15,663	783
Real estate mortgage	1,277	1,277	0	1,507	53

Loans with a specific valuation allowance:
Commercial construction	3,974	3,974	734	4,216	0
Commercial secured by real estate	2,718	2,876	827	4,376	11
Commercial other	738	862	181	531	1

Totals:
Commercial construction	9,627	9,628	734	9,631	205
Commercial secured by real estate	34,357	36,144	827	39,026	1,191
Commercial other	13,807	15,459	181	16,194	784
Real estate mortgage	1,277	1,277	0	1,507	53
Total	$59,068	$62,508	$1,742	$66,358	$2,233

	September 30, 2014
(in thousands)	Recorded Balance	Unpaid Contractual Principal Balance	Specific Allowance
Loans without a specific valuation allowance:
Commercial construction	$5,250	$5,251	$0
Commercial secured by real estate	33,010	34,086	0
Commercial other	15,972	18,247	0
Real estate mortgage	1,874	1,875	0

Loans with a specific valuation allowance:
Commercial construction	4,149	4,149	734
Commercial secured by real estate	6,070	6,219	1,273
Commercial other	586	710	211

Totals:
Commercial construction	9,399	9,400	734
Commercial secured by real estate	39,080	40,305	1,273
Commercial other	16,558	18,957	211
Real estate mortgage	1,874	1,875	0
Total	$66,911	$70,537	$2,218

	Three Months Ended		Nine Months Ended
	September 30, 2014		September 30, 2014
(in thousands)	Average Investment in Impaired Loans	*Interest Income Recognized	Average Investment in Impaired Loans	*Interest Income Recognized
Loans without a specific valuation allowance:
Commercial construction	$5,259	$44	$5,330	$172
Commercial secured by real estate	33,290	261	34,464	858
Commercial other	17,577	248	16,421	619
Real estate mortgage	1,860	12	1,583	44

Loans with a specific valuation allowance:
Commercial construction	4,213	0	4,270	0
Commercial secured by real estate	6,076	5	4,912	9
Commercial other	587	0	460	0

Totals:
Commercial construction	9,472	44	9,600	172
Commercial secured by real estate	39,366	266	39,376	867
Commercial other	18,164	248	16,881	619
Real estate mortgage	1,860	12	1,583	44
Total	$68,862	$570	$67,440	$1,702

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

During 2015, certain loans were modified in troubled debt restructurings, where economic concessions were granted to borrowers consisting of reductions in the interest rates, payment extensions, forgiveness of principal, and forbearances.  Presented below, segregated by class of loans, are troubled debt restructurings that occurred during the three and nine months ended September 30, 2015 and 2014 and the year ended December 31, 2014:

	Three Months Ended September 30, 2015
(in thousands)	Number of Loans	Term Modification	Rate Modification	Combination	Post-Modification Outstanding Balance
Commercial:
Commercial secured by real estate	5	$346	$0	$165	$511
Commercial other	1	1,139	0	0	1,139
Total troubled debt restructurings	6	$1,485	$0	$165	$1,650

	Nine Months Ended September 30, 2015
(in thousands)	Number of Loans	Term Modification	Rate Modification	Combination	Post-Modification Outstanding Balance
Commercial:
Commercial secured by real estate	13	$953	$0	$165	$1,118
Commercial other	4	1,193	0	0	1,193
Residential:
Real estate mortgage	1	0	0	290	290
Total troubled debt restructurings	18	$2,146	$0	$455	$2,601

	Three Months Ended September 30, 2014
(in thousands)	Number of Loans	Term Modification	Rate Modification	Combination	Post-Modification Outstanding Balance
Commercial:
Commercial construction	1	$7	$0	$0	$7
Commercial secured by real estate	4	2,416	0	67	2,483
Commercial other	4	451	0	0	451
Total troubled debt restructurings	9	$2,874	$0	$67	$2,941

	Nine Months Ended September 30, 2014
(in thousands)	Number of Loans	Term Modification	Rate Modification	Combination	Post-Modification Outstanding Balance
Commercial:
Commercial construction	1	$7	$0	$0	$7
Commercial secured by real estate	7	2,647	0	67	2,714
Commercial other	7	512	0	0	512
Residential:
Real estate mortgage	2	0	0	849	849
Total troubled debt restructurings	17	$3,166	$0	$916	$4,082

	Year Ended December 31, 2014
(in thousands)	Number of Loans	Term Modification	Rate Modification	Combination	Post-Modification Outstanding Balance
Commercial:
Commercial construction	1	$7	$0	$0	$7
Commercial secured by real estate	11	5,707	0	68	5,775
Commercial other	8	1,268	0	0	1,268
Residential:
Real estate mortgage	2	0	0	848	848
Total troubled debt restructurings	22	$6,982	$0	$916	$7,898

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

(in thousands)	Three Months Ended September 30, 2015		Nine Months Ended September 30, 2015
	Number of Loans	Recorded Balance	Number of Loans	Recorded Balance
Commercial:
Commercial secured by real estate	2	$31	4	$390
Residential:
Real estate mortgage	0	0	1	290
Total defaulted restructured loans	2	$31	5	$680

(in thousands)	Three Months Ended September 30, 2014		Nine Months Ended September 30, 2014
	Number of Loans	Recorded Balance	Number of Loans	Recorded Balance
Commercial:
Commercial secured by real estate	1	$2,892	1	$2,892
Residential:
Real estate mortgage	1	594	2	1,175
Total defaulted restructured loans	2	$3,486	3	$4,067

Note 5 – Allowance for Loan and Lease Losses

The following tables present the balance in the allowance for loan and lease losses ("ALLL") and the recorded investment in loans based on portfolio segment and impairment method for the three and nine months ended September 30, 2015 and 2014 and the twelve months ended December 31, 2014:

	Three Months Ended September 30, 2015
(in thousands)	Commercial Construction	Commercial Secured by Real Estate	Equipment Lease Financing	Commercial Other	Real Estate Construction	Real Estate Mortgage	Home Equity	Consumer Direct	Consumer Indirect	Total
Allowance for loan losses
Beginning balance	$2,622	$13,022	$113	$4,414	$570	$6,965	$867	$1,541	$5,076	$35,190
Provision charged to expense	151	293	(9)	153	61	564	(38)	382	963	2,520
Losses charged off	0	364	0	431	20	647	0	436	1,001	2,899
Recoveries	3	2	0	149	0	52	41	113	369	729
Ending balance	$2,776	$12,953	$104	$4,285	$611	$6,934	$870	$1,600	$5,407	$35,540

Ending balance:
Individually evaluated for impairment	$719	$317	$0	$312	$0	$0	$0	$0	$0	$1,348
Collectively evaluated for impairment	$2,057	$12,636	$104	$3,973	$611	$6,934	$870	$1,600	$5,407	$34,192

Loans
Ending balance:
Individually evaluated for impairment	$8,080	$31,153	$0	$7,917	$0	$1,189	$0	$0	$0	$48,339
Collectively evaluated for impairment	$98,775	$966,501	$9,146	$338,401	$62,226	$704,998	$88,624	$125,847	$377,603	$2,772,121

	Nine Months Ended September 30, 2015
(in thousands)	Commercial Construction	Commercial Secured by Real Estate	Equipment Lease Financing	Commercial Other	Real Estate Construction	Real Estate Mortgage	Home Equity	Consumer Direct	Consumer Indirect	Total
Allowance for loan losses
Beginning balance	$2,896	$13,618	$119	$4,263	$534	$6,094	$756	$1,574	$4,593	$34,447
Provision charged to expense	(127)	577	(15)	1,054	184	2,023	128	804	2,112	6,740
Losses charged off	2	1,290	0	1,495	110	1,260	67	1,101	2,494	7,819
Recoveries	9	48	0	463	3	77	53	323	1,196	2,172
Ending balance	$2,776	$12,953	$104	$4,285	$611	$6,934	$870	$1,600	$5,407	$35,540

Ending balance:
Individually evaluated for impairment	$719	$317	$0	$312	$0	$0	$0	$0	$0	$1,348
Collectively evaluated for impairment	$2,057	$12,636	$104	$3,973	$611	$6,934	$870	$1,600	$5,407	$34,192

Loans
Ending balance:
Individually evaluated for impairment	$8,080	$31,153	$0	$7,917	$0	$1,189	$0	$0	$0	$48,339
Collectively evaluated for impairment	$98,775	$966,501	$9,146	$338,401	$62,226	$704,998	$88,624	$125,847	$377,603	$2,772,121

	Three Months Ended September 30, 2014
(in thousands)	Commercial Construction	Commercial Secured by Real Estate	Equipment Lease Financing	Commercial Other	Real Estate Construction	Real Estate Mortgage	Home Equity	Consumer Direct	Consumer Indirect	Total
Allowance for loan losses
Beginning balance	$2,916	$14,402	$102	$4,677	$450	$5,142	$643	$1,597	$3,688	$33,617
Provision charged to expense	84	1,255	25	959	(6)	8	42	216	717	3,300
Losses charged off	0	834	0	1,169	7	216	65	298	881	3,470
Recoveries	15	12	0	154	0	10	1	96	355	643
Ending balance	$3,015	$14,835	$127	$4,621	$437	$4,944	$621	$1,611	$3,879	$34,090

Ending balance:
Individually evaluated for impairment	$734	$1,273	$0	$211	$0	$0	$0	$0	$0	$2,218
Collectively evaluated for impairment	$2,281	$13,562	$127	$4,410	$437	$4,944	$621	$1,611	$3,879	$31,872

Loans
Ending balance:
Individually evaluated for impairment	$9,399	$39,080	$0	$16,558	$0	$1,874	$0	$0	$0	$66,911
Collectively evaluated for impairment	$110,849	$892,375	$10,055	$330,477	$62,105	$701,449	$88,291	$121,367	$300,026	$2,616,994

	Nine Months Ended September 30, 2014
(in thousands)	Commercial Construction	Commercial Secured by Real Estate	Equipment Lease Financing	Commercial Other	Real Estate Construction	Real Estate Mortgage	Home Equity	Consumer Direct	Consumer Indirect	Total
Allowance for loan losses
Beginning balance	$3,396	$14,535	$121	$5,238	$397	$4,939	$601	$1,127	$3,654	$34,008
Provision charged to expense	(406)	1,489	6	1,059	161	412	110	1,031	1,518	5,380
Losses charged off	0	1,452	0	2,074	123	437	93	980	2,485	7,644
Recoveries	25	263	0	398	2	30	3	433	1,192	2,346
Ending balance	$3,015	$14,835	$127	$4,621	$437	$4,944	$621	$1,611	$3,879	$34,090

Ending balance:
Individually evaluated for impairment	$734	$1,273	$0	$211	$0	$0	$0	$0	$0	$2,218
Collectively evaluated for impairment	$2,281	$13,562	$127	$4,410	$437	$4,944	$621	$1,611	$3,879	$31,872

Loans
Ending balance:
Individually evaluated for impairment	$9,399	$39,080	$0	$16,558	$0	$1,874	$0	$0	$0	$66,911
Collectively evaluated for impairment	$110,849	$892,375	$10,055	$330,477	$62,105	$701,449	$88,291	$121,367	$300,026	$2,616,994

	December 31, 2014
(in thousands)	Commercial Construction	Commercial Secured by Real Estate	Equipment Lease Financing	Commercial Other	Real Estate Construction	Real Estate Mortgage	Home Equity	Consumer Direct	Consumer Indirect	Total
Allowance for loan losses
Beginning balance	$3,396	$14,535	$121	$5,238	$397	$4,939	$601	$1,127	$3,654	$34,008
Provision charged to expense	(513)	941	(2)	1,545	258	2,173	265	1,207	2,881	8,755
Losses charged off	15	2,163	0	3,141	123	1,058	115	1,326	3,495	11,436
Recoveries	28	305	0	621	2	40	5	566	1,553	3,120
Ending balance	$2,896	$13,618	$119	$4,263	$534	$6,094	$756	$1,574	$4,593	$34,447

Ending balance:
Individually evaluated for impairment	$734	$827	$0	$181	$0	$0	$0	$0	$0	$1,742
Collectively evaluated for impairment	$2,162	$12,791	$119	$4,082	$534	$6,094	$756	$1,574	$4,593	$32,705

Loans
Ending balance:
Individually evaluated for impairment	$9,627	$34,357	$0	$13,807	$0	$1,277	$0	$0	$0	$59,068
Collectively evaluated for impairment	$112,315	$914,269	$10,344	$338,241	$62,412	$711,188	$88,335	$122,136	$315,516	$2,674,756

Note 6 – Other Real Estate Owned

Activity for other real estate owned was as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
(in thousands)	2015	2014	2015	2014
Beginning balance of other real estate owned	$36,698	$33,062	$36,776	$39,188
New assets acquired	3,725	1,803	9,986	5,267
Capitalized costs	0	0	85	0
Fair value adjustments	(784)	(241)	(1,146)	(1,402)
Sale of assets	(4,985)	(1,877)	(11,047)	(10,306)
Ending balance of other real estate owned	$34,654	$32,747	$34,654	$32,747

Carrying costs and fair value adjustments associated with foreclosed properties for the three months ended September 30, 2015 and 2014 were $1.3 million and $0.7 million, respectively.  Carrying costs and fair value adjustments associated with foreclosed properties for the nine months ended September 30, 2015 and 2014 were $2.5 million and $2.9 million.

The major classifications of foreclosed properties are shown in the following table:

(in thousands)	September 30, 2015	December 31, 2014
1-4 family	$7,866	$10,337
Agricultural/farmland	116	116
Construction/land development/other	17,856	18,735
Multifamily	838	1,289
Non-farm/non-residential	7,978	6,299
Total foreclosed properties	$34,654	$36,776

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

We monitor collateral levels on a continuous basis and maintain records of each transaction specifically describing the applicable security and the counterparty's fractional interest in that security, and we segregate the security from its general assets in accordance with regulations governing custodial holdings of securities.  The primary risk with our repurchase agreements is market risk associated with the securities securing the transactions, as we may be required to provide additional collateral based on fair value changes of the underlying securities.  Securities pledged as collateral under repurchase agreements are maintained with our safekeeping agents.  The carrying value of investment securities available for sale pledged as collateral under repurchase agreements totaled $290.7 million and $283.3 million at September 30, 2015 and December 31, 2014, respectively.

The remaining contractual maturity of the securities sold under agreements to repurchase by class of collateral pledged included in the accompanying consolidated balance sheets as of September 30, 2015 and December 31, 2014 is presented in the following tables:

	September 30, 2015
	Remaining Contractual Maturity of the Agreements
(in thousands)	Overnight and Continuous	Up to 30 days	30-90 days	Greater Than 90 days	Total
Repurchase agreements and repurchase-to-maturity transactions:
U.S. Treasury and government agencies	$19,986	$22,400	$0	$32,258	$74,644
State and political subdivisions	59,293	2,330	508	9,401	71,532
U.S. government sponsored agency mortgage-backed securities	30,302	24,270	209	55,196	109,977
Total	$109,581	$49,000	$717	$96,855	$256,153

	December 31, 2014
	Remaining Contractual Maturity of the Agreements
(in thousands)	Overnight and Continuous	Up to 30 days	30-90 days	Greater Than 90 days	Total
Repurchase agreements and repurchase-to-maturity transactions:
U.S. Treasury and government agencies	$6,790	$1,000	$6,834	$14,076	$28,700
State and political subdivisions	59,451	0	1,839	12,474	73,764
U.S. government sponsored agency mortgage-backed securities	39,315	0	15,871	77,536	132,722
Total	$105,556	$1,000	$24,544	$104,086	$235,186

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

Recurring Measurements

The following tables present the fair value measurements of assets recognized in the accompanying balance sheets measured at fair value on a recurring basis as of September 30, 2015 and December 31, 2014 and indicate the level within the fair value hierarchy of the valuation techniques.

		Fair Value Measurements at September 30, 2015 Using
(in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets measured – recurring basis
Available-for-sale securities:
U.S. Treasury and government agencies	$202,050	$19,997	$182,053	$0
State and political subdivisions	135,459	0	135,459	0
U.S. government sponsored agency mortgage-backed securities	214,176	0	214,176	0
CRA investment funds	25,028	25,028	0	0
Mortgage servicing rights	3,030	0	0	3,030

		Fair Value Measurements at December 31, 2014 Using
(in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets measured – recurring basis
Available-for-sale securities:
U.S. Treasury and government agencies	$188,932	$492	$188,440	$0
State and political subdivisions	137,458	0	137,458	0
U.S. government sponsored agency mortgage-backed securities	288,907	0	288,907	0
CRA investment funds	24,889	24,889	0	0
Mortgage servicing rights	2,968	0	0	2,968

Following is a description of the valuation methodologies and inputs used for assets measured at fair value on a recurring basis and recognized in the accompanying balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy.  These valuation methodologies were applied to all of CTBI's financial assets carried at fair value.  CTBI had no liabilities measured and recorded at fair value as of September 30, 2015 and December 31, 2014.  There have been no significant changes in the valuation techniques during the quarter ended September 30, 2015.  For assets classified within Level 3 of the fair value hierarchy, the process used to develop the reported fair value is described below.

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

In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy.  Fair value determinations for Level 3 measurements are estimated on a quarterly basis where assumptions used are reviewed to ensure the estimated fair value complies with accounting standards generally accepted in the United States.  As of September 30, 2015, CTBI does not own any securities classified as Level 3 inputs.

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

Transfers between Levels

There were no transfers between Levels 1, 2, and 3 as of September 30, 2015.

Level 3 Reconciliation

Following is a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the accompanying balance sheet using significant unobservable (Level 3) inputs for the three and nine months ended September 30, 2015 and 2014:

Mortgage Servicing Rights
	Three Months Ended		Nine Months Ended
	September 30		September 30
(in thousands)	2015	2014	2015	2014
Beginning balance	$3,235	$3,062	$2,968	$3,424
Total recognized gains (losses)
Included in net income	(228)	80	(37)	(212)
Issues	146	89	443	234
Settlements	(123)	(119)	(344)	(334)
Ending balance	$3,030	$3,112	$3,030	$3,112

Total gains (losses) for the period included in net income attributable to the change in unrealized gains or losses related to assets still held at the reporting date	$(228)	$80	$(37)	$(212)

Realized and unrealized gains and losses for items reflected in the tables above are included in net income in the consolidated statements of income as follows:

Noninterest Income
	Three Months Ended		Nine Months Ended
	September 30		September 30
(in thousands)	2015	2014	2015	2014
Total gains (losses)	$(351)	$(39)	$(381)	$(546)

Nonrecurring Measurements

The following tables present the fair value measurements of assets recognized in the accompanying balance sheets measured at fair value on a nonrecurring basis as of September 30, 2015 and December 31, 2014 and indicate the level within the fair value hierarchy of the valuation techniques.

		Fair Value Measurements at September 30, 2015 Using
(in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets measured – nonrecurring basis
Impaired loans (collateral dependent)	$2,195	$0	$0	$2,195
Other real estate/assets owned	4,015	0	0	4,015

		Fair Value Measurements at December 31, 2014 Using
(in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets measured – nonrecurring basis
Impaired loans (collateral dependent)	$4,665	$0	$0	$4,665
Other real estate/assets owned	6,472	0	0	6,472

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

Loans considered impaired under ASC 310-35, Impairment of a Loan, are loans for which, based on current information and events, it is probable that the creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement.  Impaired loans are subject to nonrecurring fair value adjustments to reflect subsequent (i) partial write-downs that are based on the observable market price or current appraised value of the collateral or (ii) the full charge-off of the loan carrying value.  Quarter-to-date fair value adjustments on impaired loans disclosed above were $0.3 million for the quarters ended September 30, 2015 and December 31, 2014 compared to $1.3 million for the quarter ended September 30, 2014.  Year-to-date adjustments were $0.9 million for the nine months ended September 30, 2015, $0.4 million for the year ended December 31, 2014, and $1.5 million for the nine months ended September 30, 2014.

Other Real Estate Owned

In accordance with the provisions of ASC 360, Property, Plant, and Equipment, other real estate owned (OREO) is carried at the lower of fair value at acquisition date or current estimated fair value, less estimated cost to sell when the real estate is acquired.  Estimated fair value of OREO is based on appraisals or evaluations.  OREO is classified within Level 3 of the fair value hierarchy.  Long-lived assets are subject to nonrecurring fair value adjustments to reflect subsequent partial write-downs that are based on the observable market price or current appraised value of the collateral.  Quarter-to-date fair value adjustments on other real estate/assets owned were decreases of $0.8 million, $0.3 million, and $0.2 million for the quarters ended September 30, 2015, December 31, 2014, and September 30, 2014, respectively.  Year-to-date adjustments were decreases of $1.1 million for the nine months ended September 30, 2015, $1.7 million for the year ended December 31, 2014, and $1.4 million for the nine months ended September 30, 2014.

Our policy for determining the frequency of periodic reviews is based upon consideration of the specific properties and the known or perceived market fluctuations in a particular market and is typically between 12 and 18 months but generally not more than 24 months.  Appraisers are selected from the list of approved appraisers maintained by management.

Unobservable (Level 3) Inputs

The following tables present quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements at September 30, 2015 and December 31, 2014.

(in thousands)	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at September 30, 2015	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Mortgage servicing rights	$3,030	Discount cash flows, computer pricing model	Constant prepayment rate	6.1% - 23.9% (11.3%)
			Probability of default	0.0% - 100.0% (2.7%)
			Discount rate	10.0% - 11.5% (10.1%)

Impaired loans (collateral-dependent)	$2,195	Market comparable properties	Marketability discount	5.0% - 10.0% (7.0%)

Other real estate/assets owned	$4,015	Market comparable properties	Comparability adjustments	5.0% - 30.0% (10.5%)

(in thousands)	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at December 31, 2014	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Mortgage servicing rights	$2,968	Discount cash flows, computer pricing model	Constant prepayment rate	4.6% - 25.1% (11.3%)
			Probability of default	0.0% - 100.0% (3.6%)
			Discount rate	10.0% - 11.5% (10.1%)

Impaired loans (collateral-dependent)	$4,665	Market comparable properties	Marketability discount	5.0% - 10.0% (7.0%)

Other real estate/assets owned	$6,472	Market comparable properties	Comparability adjustments	3.0% - 67.0% (18.0%)

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

Fair Value of Financial Instruments

The following table presents estimated fair value of CTBI's financial instruments as of September 30, 2015 and indicates the level within the fair value hierarchy of the valuation techniques.

		Fair Value Measurements at September 30, 2015 Using
(in thousands)	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$163,192	$163,192	$0	$0
Certificates of deposit in other banks	5,759	0	5,769	0
Securities available-for-sale	576,713	45,025	531,688	0
Securities held-to-maturity	1,661	0	1,651	0
Loans held for sale	1,983	2,029	0	0
Loans, net	2,784,920	0	0	2,793,430
Federal Home Loan Bank stock	17,927	0	17,927	0
Federal Reserve Bank stock	4,887	0	4,887	0
Accrued interest receivable	13,581	0	13,581	0
Mortgage servicing rights	3,030	0	0	3,030

Financial liabilities:
Deposits	$2,975,229	$737,657	$2,219,060	$0
Repurchase agreements	256,153	0	0	256,120
Federal funds purchased	9,215	0	9,215	0
Advances from Federal Home Loan Bank	1,084	0	1,233	0
Long-term debt	61,341	0	0	49,073
Accrued interest payable	1,641	0	1,641	0

Unrecognized financial instruments:
Letters of credit	$0	$0	$0	$0
Commitments to extend credit	0	0	0	0
Forward sale commitments	0	0	0	0

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

Note 9 – Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 30		September 30
(in thousands except per share data)	2015	2014	2015	2014
Numerator:
Net income	$11,222	$10,924	$34,562	$33,259

Denominator:
Basic earnings per share:
Weighted average shares	17,440	17,326	17,420	17,317
Diluted earnings per share:
Effect of dilutive stock options and restricted stock grants	51	76	52	78
Adjusted weighted average shares	17,491	17,402	17,472	17,395

Earnings per share:
Basic earnings per share	$0.64	$0.63	$1.98	$1.92
Diluted earnings per share	0.64	0.63	1.98	1.91

There were no options to purchase common shares that were excluded from the diluted calculations above for the three and nine months ended September 30, 2015.  In addition to in-the-money stock options, unvested restricted stock grants were also used in the calculation of diluted earnings per share based on the treasury method.  Options to purchase 63,270 common shares at a weighted average price of $35.41 were excluded from the diluted calculations above for the three months ended September 30, 2014.  There were no options to purchase common shares that were excluded from the diluted calculations above for the nine months ended September 30, 2014.

Note 10 – Accumulated Other Comprehensive Income

Unrealized gains (losses) on AFS securities

Amounts reclassified from accumulated other comprehensive income (AOCI) and the affected line items in the statements of income during the three and nine months ended September 30, 2015 and 2014 were:

	Amounts Reclassified from AOCI
(in thousands)	Three Months Ended September 30		Nine Months Ended September 30
	2015	2014	2015	2014
Affected line item in the statements of income
Securities gains (losses)	$12	$(34)	$142	$(145)
Tax expense (benefit)	4	(12)	50	(51)
Total reclassifications out of AOCI	$8	$(22)	$92	$(94)

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

❖ Capital Resources

❖ Impact of Inflation, Changing Prices, and Economic Conditions

❖ Stock Repurchase Program

❖ Critical Accounting Policies and Estimates

Our Business

Community Trust Bancorp, Inc. ("CTBI") is a bank holding company headquartered in Pikeville, Kentucky.  Currently, we own one commercial bank, Community Trust Bank, Inc. ("CTB") and one trust company, Community Trust and Investment Company, Inc.  Through our subsidiaries, we have eighty banking locations in eastern, northeastern, central, and south central Kentucky, southern West Virginia, and northeastern Tennessee, four trust offices across Kentucky, and one trust office in northeastern Tennessee.  At September 30, 2015, we had total consolidated assets of $3.8 billion and total consolidated deposits, including repurchase agreements, of $3.2 billion.  Total shareholders' equity at September 30, 2015 was $470.6 million.  Trust assets under management, which are excluded from CTBI's total consolidated assets, at September 30, 2015, were $1.9 billion.

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

Results of Operations and Financial Condition

For the quarter ended September 30, 2015, we reported earnings of $11.2 million, or $0.64 per basic share, compared to $10.9 million, or $0.63 per basic share, earned during the third quarter 2014 and $12.4 million, or $0.71 per basic share, earned during the second quarter 2015.  Earnings for the nine months ended September 30, 2015 were $34.6 million, or $1.98 per basic share compared to $33.3 million, or $1.92 per basic share, for the nine months ended September 30, 2014.

Quarterly Highlights

❖	Our loan portfolio increased $86.6 million from December 31, 2014 and $27.6 million during the quarter.

❖	Our investment portfolio decreased $63.5 million from December 31, 2014 and $4.5 million during the quarter.

❖	Deposits, including repurchase agreements, increased $121.9 million from December 31, 2014 and $76.5 million during the quarter.

❖
Nonperforming loans at $32.7 million decreased $6.2 million from December 31, 2014 and $0.7 million from June 30, 2015.  Nonperforming assets at $67.5 million decreased $8.3 million from December 31, 2014 and $2.5 million from June 30, 2015.

❖
Net loan charge-offs for the quarter ended September 30, 2015 were $2.2 million, or 0.31% of average loans annualized, compared to $2.8 million, or 0.42%, experienced for the third quarter 2014 and $1.7 million, or 0.25%, for the second quarter 2015.

❖
CTBI's investments in low income housing and other community related investments provided tax credits to offset current income tax expense for the third quarter 2015 in the amount of $1.2 million compared to $0.3 million in the third quarter 2014 and $0.9 million in the second quarter 2015.  Year-to-date credits used to offset current income tax expense totaled $2.4 million compared to $0.8 million for the first nine months of 2014.  The amortization of our investment in these partnerships increased as well.  Amortization for the third quarter 2015 totaled $1.0 million compared to $0.2 million for the third quarter 2014 and $0.7 million for the second quarter 2015.  Year-to-date amortization was $2.0 million compared to $0.6 million for the first nine months of 2014.

❖
In addition to the amortization expense mentioned above, noninterest expense for the quarter was impacted by an increase of $0.6 million in other real estate owned expense from same quarter last year and an increase of $0.5 million from prior quarter.  Personnel expense for the quarter also increased $0.5 million from same quarter last year and $0.4 million from prior quarter.  Year-to-date noninterest expense was impacted by a $1.1 million increase in personnel expense due to a $0.6 million increase in group medical and life insurance cost and a $0.5 million increase in the performance based bonus accrual year over year, in addition to the $1.4 million increase in amortization expense.  The year-to-date increases were partially offset by a $0.7 million decrease in data processing expense and a $0.4 million decrease in other real estate owned expense.

Income Statement Review

(dollars in thousands)			Change 2015 vs. 2014
Nine Months Ended September 30	2015	2014	Amount	Percent
Net interest income	$99,052	$98,571	$481	0.5%
Provision for loan losses	6,740	5,380	1,360	25.3
Noninterest income	34,999	33,043	1,956	5.9
Noninterest expense	79,665	77,980	1,685	2.2
Income taxes	13,084	14,995	(1,911)	(12.7)
Net income	$34,562	$33,259	$1,303	3.9%

Average earning assets	$3,506,303	$3,409,905	$96,398	2.8%

Yield on average earnings assets	4.17%	4.27%	(0.10)%	(2.4)%
Cost of interest bearing funds	0.45%	0.47%	(0.02)%	(3.1)%

Net interest margin	3.84%	3.92%	(0.08)%	(2.2)%

Net Interest Income

Net interest income for the quarter decreased $0.02 million, or 0.1%, from prior year third quarter and $0.2 million, or 0.7%, from prior quarter, while our net interest margin decreased 11 basis points and 8 basis points during the respective time periods.  Average earning assets increased $97.9 million, or 2.9%, from third quarter 2014 and $10.3 million, or 0.3%, from prior quarter, while our yield on average earning assets decreased 12 basis points and 8 basis points, respectively, during these time periods.  The cost of interest bearing funds remained flat to prior year third quarter but increased 1 basis point from prior quarter.  Our ratio of average loans to deposits, including repurchase agreements, for the quarter ended September 30, 2015 was 87.5% compared to 84.9% for the quarter ended September 30, 2014 and 87.1% for the quarter ended June 30, 2015.  Year-to-date net interest income increased $0.5 million, or 0.5% from prior year.

Provision for Loan Losses

The provision for loan losses that was added to the allowance for the third quarter 2015 was $2.5 million compared to $3.3 million in the third quarter 2014 and $2.3 million for the quarter ended June 30, 2015.  Year-to-date allocations to the reserve were $6.7 million at September 30, 2015 compared to $5.4 million at September 30, 2014.  This provision represented a charge against current earnings in order to maintain the allowance at an appropriate level determined using the accounting estimates described in the Critical Accounting Policies and Estimates section.  Our provision increased for the quarter due to higher loan growth.  Our reserve coverage (allowance for loan and lease loss reserve to nonperforming loans) at September 30, 2015 was 108.6% compared to 70.2% at September 30, 2014 and 105.4% at June 30, 2015.  Our loan loss reserve as a percentage of total loans outstanding decreased from the 1.27% at September 30, 2014 but remained at 1.26% from June 30, 2015 to September 30, 2015.

Noninterest Income

Noninterest income for the quarter ended September 30, 2015 increased $0.02 million, or 0.2%, from prior year same quarter but decreased $0.2 million, or 1.6%, from prior quarter.  The increase year over year was primarily due to an increase in other noninterest income items, including a $0.3 million increase in insurance commissions and brokerage revenue and a $0.2 million gain on the sale of our Hazard Main Street Branch, partially offset by a $0.5 million decrease in loan related fees.  Quarter over quarter, we experienced decreases in gains on sales of loans, trust revenue, and loan related fees, partially offset by increases in deposit service charges and other noninterest income.  The quarterly decrease in loan related fees resulted primarily from a $0.3 million fluctuation in the fair value adjustments of our mortgage servicing rights from prior year same quarter and a $0.5 million fluctuation from prior quarter.

Year-to-date noninterest income increased $2.0 million, or 5.9% from prior year.  Gains on sales of loans increased $0.8 million, deposit service charges increased $0.2 million, trust revenue increased $0.2 million, loan related fees increased $0.2 million, and securities gains (losses) improved $0.3 million.  The increase in loan related fees resulted primarily from a $0.2 million fluctuation in the fair value adjustments of our mortgage servicing rights.

Noninterest Expense

Noninterest expense for the quarter ended September 30, 2015 increased $1.7 million, or 6.5%, from prior year third quarter and $1.2 million, or 4.6%, from prior quarter.  The increase in noninterest expense was primarily due to increases in amortization expense related to tax credits, personnel expense, and other real estate owned expense.

Year-to-date noninterest expense increased $1.7 million, or 2.2%, from prior year.  The increase primarily resulted from a $1.4 million increase in amortization expense related to tax credits and a $1.1 million increase in personnel expense due to a $0.6 million increase in group medical and life insurance cost and a $0.5 million increase in the performance based bonus accrual year over year.  These increases were partially offset by a $0.7 million decrease in data processing expense and a $0.4 million decrease in other real estate owned expense.

Balance Sheet Review

CTBI's total assets at $3.8 billion increased $84.4 million, or an annualized 9.0%, from December 31, 2014 and $38.1 million, or an annualized 4.0%, during the quarter.  Loans outstanding at September 30, 2015 were $2.8 billion, increasing $86.6 million, or an annualized 12.6%, from December 31, 2014 and $27.6 million, or an annualized 3.9%, during the quarter.  We experienced growth during the quarter of $23.4 million in the indirect loan portfolio, $4.2 million in the consumer direct loan portfolio, and $3.4 million in the residential loan portfolio and a decrease of $3.4 million in the commercial loan portfolio.  CTBI's investment portfolio decreased $63.5 million, or an annualized 39.2%, from December 31, 2014 and $4.5 million, or an annualized 3.1%, during the quarter.  The decline in the investment portfolio was utilized to provide additional liquidity through an increase in our deposits with the Federal Reserve and to support loan growth.  Deposits, including repurchase agreements, at $3.2 billion increased $121.9 million, or an annualized 15.6%, from December 31, 2014 and $76.5 million, or an annualized 9.6%, during the quarter.  Interest bearing deposits in other banks increased $59.9 million from December 31, 2014 and $26.9 million during the quarter.

Shareholders' equity at September 30, 2015 was $470.6 million compared to $447.9 million at December 31, 2014 and $461.6 million at June 30, 2015.  Our tangible common equity/tangible assets ratio increased to 10.82%.

Loans

(in thousands)	September 30, 2015
Loan Category	Balance	Variance from Prior Year-End	Net Charge-Offs	Nonperforming	ALLL
Commercial:
Construction	$106,855	(12.4)%	$(7)	$5,133	$2,776
Secured by real estate	997,654	5.2	1,242	8,900	12,953
Equipment lease financing	9,146	(11.6)	0	0	104
Commercial other	346,318	(1.6)	1,032	4,316	4,285
Total commercial	1,459,973	1.9	2,267	18,349	20,118

Residential:
Real estate construction	62,226	(0.3)	107	731	611
Real estate mortgage	706,187	(0.9)	1,183	12,219	6,934
Home equity	88,624	0.3	14	802	870
Total residential	857,037	(0.7)	1,304	13,752	8,415

Consumer:
Consumer direct	125,847	3.0	778	203	1,600
Consumer indirect	377,603	19.7	1,298	419	5,407
Total consumer	503,450	15.0	2,076	622	7,007

Total loans	$2,820,460	3.2%	$5,647	$32,723	$35,540

Asset Quality

CTBI's total nonperforming loans were $32.7 million at September 30, 2015, a 16.0% decrease from the $39.0 million at December 31, 2014 and a 2.0% decrease from the $33.4 million at June 30, 2015.  Nonaccrual loans decreased $6.2 million during the nine months ended September 30, 2015 while loans 90+ days past due remained relatively flat.  Loans 30-89 days past due at $18.8 million was an increase of $3.7 million from December 31, 2014.  Our loan portfolio management processes focus on the immediate identification, management, and resolution of problem loans to maximize recovery and minimize loss.   Our loan risk management processes include weekly delinquent loan review meetings at the market levels and monthly delinquent loan review meetings involving senior corporate management to review all nonaccrual loans and loans 30 days or more past due.  Any activity regarding a criticized/classified loan (i.e. problem loan) must be approved by CTB's Watch List Asset Committee (i.e. Problem Loan Committee).  CTB's Watch List Asset Committee also meets on a quarterly basis and reviews every criticized/classified loan of $100,000 or greater.  We also have a Loan Review Department that reviews every market within CTB annually and performs extensive testing of the loan portfolio to assure the accuracy of loan grades and classifications for delinquency, troubled debt restructuring, impaired status, impairment, nonaccrual status, and adequate loan loss reserves.

Impaired loans, loans not expected to meet contractual principal and interest payments other than insignificant delays, at September 30, 2015 totaled $48.3 million, a $10.8 million decline from the $59.1 million at December 31, 2014 and a $1.9 million decline from the $50.2 million at June 30, 2015.  Included in certain loan categories of impaired loans are troubled debt restructurings that were classified as impaired.  At September 30, 2015, CTBI had $23.5 million in commercial loans secured by real estate, $6.0 million in commercial real estate construction loans, $4.9 million in commercial other loans, and $1.2 million in real estate mortgage loans that were modified in troubled debt restructurings and impaired.  Management evaluates all impaired loans for the amount of impairment, if any, and records a direct charge-off or provides specific reserves when necessary.

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

Net loan charge-offs for the quarter ended September 30, 2015 were $2.2 million, or 0.31% of average loans annualized, compared to $2.8 million, or 0.42%, experienced for the third quarter 2014 and $1.7 million, or 0.25%, for the second quarter 2015.  Of the net charge-offs for the quarter, $0.6 million were in commercial loans, $0.6 million were in indirect auto loans, $0.6 million were in residential real estate mortgage loans, and $0.3 million were in consumer direct loans.  Net loan charge-offs for the nine months ended September 30, 2015 were $5.6 million, or 0.27% of average loans, compared to $5.3 million, or 0.27% of average loans, experienced for the nine months ended September 30, 2014.

Our level of foreclosed properties at $34.7 million at September 30, 2015 was a decrease from $36.8 million at December 31, 2014 and $36.4 million at June 30, 2015.  Sales of foreclosed properties for the nine months ended September 30, 2015 totaled $11.0 million while new foreclosed properties totaled $10.0 million.  At September 30, 2015, the book value of properties under contracts to sell was $4.0 million; however, the closings had not occurred at quarter-end.

When foreclosed properties are acquired, appraisals are obtained and the properties are booked at the current market value less expected sales costs.  Additionally, periodic updated appraisals are obtained on unsold foreclosed properties.  When an updated appraisal reflects a market value below the current book value, a charge is booked to current earnings to reduce the property to its new market value less expected sales costs.   Charges to earnings in the third quarter 2015 to reflect the decrease in current market values of foreclosed properties totaled $0.8 million.  There were twenty-six properties appraised during the third quarter 2015.  Of these, twelve properties were written down by a total of $0.8 million.  Charges during the quarters ended September 30, 2014 and June 30, 2015 were $0.2 million and $0.3 million, respectively.  OREO losses through the nine months ended September 30, 2015 totaled $1.1 million compared to $1.4 million for September 30, 2014.  Our policy for determining the frequency of periodic reviews is based upon consideration of the specific properties and the known or perceived market fluctuations in a particular market and is typically between 12 and 18 months but generally not more than 24 months.  Approximately fifty-two percent of our OREO properties have been reappraised within the past 12 months.  Management anticipates that our foreclosed properties will remain elevated as we work through current market conditions.

The appraisal aging analysis of foreclosed properties, as well as the holding period, at September 30, 2015 is shown below:

(in thousands)
Appraisal Aging Analysis		Holding Period Analysis
Days Since Last Appraisal	Current Book Value	Holding Period	Current Book Value
Up to 3 months	$7,906	Less than one year	$8,634
3 to 6 months	5,397	1 to 2 years	3,326
6 to 9 months	1,499	2 to 3 years	1,754
9 to 12 months	3,073	3 to 4 years	2,951
12 to 24 months	15,755	4 to 5 years	10,808
Over 24 months	1,024	Over 5 years*	7,181
Total	$34,654	Total	$34,654

*Regulatory approval is required and has been obtained to hold these properties beyond the initial period of 5 years.  Additional approval may be required to continue to hold these properties should they not be liquidated during the extension period.

Dividends

The following schedule shows the quarterly cash dividends paid for the past six quarters:

Pay Date	Record Date	Amount Per Share
October 1, 2015	September 15, 2015	$0.310
July 1, 2015	June 15, 2015	$0.300
April 1, 2015	March 15, 2015	$0.300
January 1, 2015	December 15, 2014	$0.300
October 1, 2014	September 15, 2014	$0.300
July 1, 2014	June 15, 2014	$0.290

On October 27, 2015, the Board of Directors of CTBI declared a quarterly cash dividend of $0.31 per share to be paid on January 1, 2016 to shareholders of record on December 15, 2015.

Liquidity and Market Risk

The objective of CTBI's Asset/Liability management function is to maintain consistent growth in net interest income within our policy limits. This objective is accomplished through management of our consolidated balance sheet composition, liquidity, and interest rate risk exposures arising from changing economic conditions, interest rates, and customer preferences. The goal of liquidity management is to provide adequate funds to meet changes in loan and lease demand or deposit withdrawals. This is accomplished by maintaining liquid assets in the form of cash and cash equivalents and investment securities, sufficient unused borrowing capacity, and growth in core deposits. As of September 30, 2015, we had approximately $163.2 million in cash and cash equivalents and approximately $576.7 million in securities valued at estimated fair value designated as available-for-sale and available to meet liquidity needs on a continuing basis compared to $105.5 million and $640.2 million at December 31, 2014.  Additional asset-driven liquidity is provided by the remainder of the securities portfolio and the repayment of loans.  In addition to core deposit funding, we also have a variety of other short-term and long-term funding sources available.  We also rely on Federal Home Loan Bank advances for both liquidity and management of our asset/liability position.  Federal Home Loan Bank advances were $1.1 million at September 30, 2015 compared to $61.2 million at December 31, 2014.  As of September 30, 2015, we had a $323 million available borrowing position with the Federal Home Loan Bank compared to $312.3 million at December 31, 2014.  We generally rely upon net inflows of cash from financing activities, supplemented by net inflows of cash from operating activities, to provide cash for our investing activities.  As is typical of many financial institutions, significant financing activities include deposit gathering, use of short-term borrowing facilities such as repurchase agreements and federal funds purchased, and issuance of long-term debt.  At September 30, 2015 and December 31, 2014, we had $44 million in lines of credit with various correspondent banks available to meet any future cash needs.  Our primary investing activities include purchases of securities and loan originations.  We do not rely on any one source of liquidity and manage availability in response to changing consolidated balance sheet needs.  Included in our cash and cash equivalents at September 30, 2015 were federal funds sold of $2.5 million compared to $4.9 million at December 31, 2014, and deposits with the Federal Reserve were $102.7 million compared to $40.9 million at December 31, 2014.  Additionally, we project cash flows from our investment portfolio to generate additional liquidity over the next 90 days.

The investment portfolio consists of investment grade short-term issues suitable for bank investments.  The majority of the investment portfolio is in U.S. government and government sponsored agency issuances.  At September 30, 2015, available-for-sale ("AFS") securities comprised approximately 99.7% of the total investment portfolio, and the AFS portfolio was approximately 123% of equity capital.  Ninety-four percent of the pledge eligible portfolio was pledged.

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

Capital Resources

Shareholders' equity was $470.6 million at September 30, 2015 and $447.9 million at December 31, 2014.  CTBI's annualized dividend yield to shareholders as of September 30, 2015 was 3.49%.  Our primary source of capital growth is the retention of earnings.  Cash dividends were $0.910 per share and $0.881 per share for the nine months ended September 30, 2015 and 2014, respectively.  We retained 54.0% of our earnings for the first nine months of 2015 compared to 54.1% for the first nine months of 2014.

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

As of September 30, 2015, following implementation of the new rules, CTBI had a Common Equity Tier 1 capital ratio of 14.49%, a Tier 1 capital ratio of 16.63%, a total capital ratio of 17.88%, and a Tier 1 leverage ratio of 12.40%, all above the required levels to be considered "well-capitalized."

As of September 30, 2015, we are not aware of any other current recommendations by banking regulatory authorities which, if they were to be implemented, would have, or are reasonably likely to have, a material adverse impact on our liquidity, capital resources, or operations, except as provided for in Basel III and the Dodd-Frank Act, which is discussed in the Supervision and Regulation section of Item 1. Business in our annual report on Form 10-K for the year ended December 31, 2014.

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

Since 2008 the U.S. economy has faced a severe economic crisis including a major recession from which it is slowly recovering.  Commerce and business growth across a wide range of industries and regions in the U.S. remains reduced and local governments and many businesses continue to experience financial difficulty.  While reflecting some improvement in many parts of the country and in parts of our own service area, unemployment levels remain elevated.  There can be no assurance that these conditions will continue to improve and these conditions could worsen.  Regionally, recent economic conditions in the coal industry could result in increased unemployment in the markets we serve where coal is a major contributor to the economy.  In addition, the implementation of the Patient Protection and Affordable Care Act, the Federal Open Market Committee's plan for economic easing, and the level of U.S. debt may have a destabilizing effect on financial markets.

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

We utilize an internal risk grading system for commercial credits.  Those larger commercial credits that exhibit probable or observed credit weaknesses are subject to individual review.  The borrower's cash flow, adequacy of collateral coverage, and other options available to CTBI, including legal remedies, are evaluated.  The review of individual loans includes those loans that are impaired as defined by ASC 310-10-35, Impairment of a Loan.  We evaluate the collectability of both principal and interest when assessing the need for loss provision.  Historical loss rates are analyzed and applied to other commercial loans not subject to specific allocations.  The ALLL allocation for this pool of commercial loans is established based on the historical average, maximum, minimum, and median loss ratios.

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

Income Taxes – Income tax expense is based on the taxes due on the consolidated tax return plus deferred taxes based on the expected future tax benefits and consequences of temporary differences between carrying amounts and tax bases of assets and liabilities, using enacted tax rates.  Any interest and penalties incurred in connection with income taxes are recorded as a component of income tax expense in the consolidated financial statements.  During the nine months ended September 30, 2015 and 2014, CTBI did not recognize a significant amount of interest expense or penalties in connection with income taxes.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Interest rate risk management focuses on maintaining consistent growth in net interest income within Board-approved policy limits.  CTBI uses an earnings simulation model to analyze net interest income sensitivity to movements in interest rates.  Given a 200 basis point increase to the yield curve used in the simulation model, it is estimated net interest income for CTBI would increase by 2.62 percent over one year and increase by 3.52 percent over two years.  A 25 basis point decrease in the yield curve would decrease net interest income by an estimated 0.22 percent over one year and decrease by 0.05 percent over two years.  For further discussion of CTBI's market risk, see the Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Market Risk included in the annual report on Form 10-K for the year ended December 31, 2014.

Item 4.  Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

CTBI's management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934.  As of the end of the period covered by this report, an evaluation was carried out by CTBI's management, with the participation of our Chief Executive Officer and the Executive Vice President, Chief Financial Officer, and Treasurer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, management concluded that disclosure controls and procedures as of September 30, 2015 were effective in ensuring material information required to be disclosed in this quarterly report on Form 10-Q was recorded, processed, summarized, and reported on a timely basis.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in CTBI's internal control over financial reporting that occurred during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, CTBI's internal control over financial reporting.

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

COMMUNITY TRUST BANCORP, INC.

Date: November 6, 2015	By:	/s/ Jean R. Hale
Jean R. Hale
Chairman, President, and Chief Executive Officer

/s/ Kevin J. Stumbo
Kevin J. Stumbo
Executive Vice President, Chief Financial Officer, and
Treasurer