Form 10-K
period 2015-12-31
COMMUNITY TRUST BANCORP INC /KY/
filed 2016-03-14
CIK 350852

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
For the fiscal year ended December 31, 2015
Or
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
For the transition period from _____________ to _____________

Commission file number 0-11129
COMMUNITY TRUST BANCORP, INC.
(Exact Name of Registrant as Specified in its Charter)

Kentucky	61-0979818
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)
346 North Mayo Trail Pikeville, Kentucky (Address of Principal Executive Offices)	41501 (Zip Code)
(606) 432-1414
(Registrant's Telephone Number)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $5.00 par value	The NASDAQ Stock Market LLC
(Title of Class)	(Name of Exchange on Which Registered)

 Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes	No ✓

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes	No ✓

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

Based upon the closing price of the Common Shares of the Registrant on the NASDAQ-Stock Market LLC – Global Select Market, the aggregate market value of voting stock held by non-affiliates of the Registrant as of June 30, 2015 was $578.0 million.  For the purpose of the foregoing calculation only, all directors and executive officers of the Registrant have been deemed affiliates.  The number of shares outstanding of the Registrant's Common Stock as of February 29, 2016 was 17,553,490.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Form 10-K incorporates by reference certain information from Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on April 26, 2016.

CAUTIONARY STATEMENT
REGARDING FORWARD LOOKING STATEMENTS

Certain of the statements contained herein that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. Community Trust Bancorp, Inc.'s ("CTBI") actual results may differ materially from those included in the forward-looking statements. Forward-looking statements are typically identified by words or phrases such as "believe," "expect," "anticipate," "intend," "estimate," "may increase," "may fluctuate," and similar expressions or future or conditional verbs such as "will," "should," "would," and "could." These forward-looking statements involve risks and uncertainties including, but not limited to, economic conditions, portfolio growth, the credit performance of the portfolios, including bankruptcies, and seasonal factors; changes in general economic conditions including the performance of financial markets, prevailing inflation and interest rates, realized gains from sales of investments, gains from asset sales, and losses on commercial lending activities; results of various investment activities; the effects of competitors' pricing policies, changes in laws and regulations, competition, and demographic changes on target market populations' savings and financial planning needs; industry changes in information technology systems on which we are highly dependent; failure of acquisitions to produce revenue enhancements or cost savings at levels or within the time frames originally anticipated or unforeseen integration difficulties; and the resolution of legal  proceedings and related matters.  In addition, the banking industry in general is subject to various monetary, operational,  and fiscal policies and regulations, which include, but are not limited to, those determined by the Federal Reserve Board, the Federal Deposit Insurance Corporation, the Consumer Financial Protection Bureau, and state regulators, whose policies and regulations could affect CTBI's results.  These statements are representative only on the date hereof, and CTBI undertakes no obligation to update any forward-looking statements made.

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

At December 31, 2015, CTBI had total consolidated assets of $3.9 billion and total consolidated deposits, including repurchase agreements, of $3.2 billion.  Total shareholders' equity at December 31, 2015 was $475.6 million.  Trust assets under management at December 31, 2015 were $1.9 billion, including CTB's investment portfolio totaling $0.6 billion.

Through its subsidiaries, CTBI engages in a wide range of commercial and personal banking and trust and wealth management activities, which include accepting time and demand deposits; making secured and unsecured loans to corporations, individuals and others; providing cash management services to corporate and individual customers; issuing letters of credit; renting safe deposit boxes; and providing funds transfer services.  The lending activities of CTB include making commercial, construction, mortgage, and personal loans.  Lease-financing, lines of credit, revolving lines of credit, term loans, and other specialized loans, including asset-based financing, are also available.  Our corporate subsidiaries act as trustees of personal trusts, as executors of estates, as trustees for employee benefit trusts, as paying agents for bond and stock issues, as investment agent, as depositories for securities, and as providers of full service brokerage and insurance services.

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

EMPLOYEES

As of December 31, 2015, CTBI and subsidiaries had 984 full-time equivalent employees.  Our employees are provided with a variety of employee benefits.  A retirement plan, an employee stock ownership plan, group life insurance, major medical insurance, a cafeteria plan, and management and employee incentive compensation plans are available to all eligible personnel.

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

Deposits of CTB are insured up to applicable limits by the Federal Deposit Insurance Corporation (FDIC), which subjects banks to regulation and examination under the provisions of the Federal Deposit Insurance Act.

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

The rules include new risk-based capital and leverage ratios, which are being phased in from 2015 to 2019, and refine the definition of what constitutes "capital" for purposes of calculating those ratios.  The new minimum capital level requirements applicable to CTBI and CTB under the final rules are: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 capital ratio of 6% (increased from 4%); (iii) a total capital ratio of 8% (unchanged from previous rules); and (iv) a Tier 1 leverage ratio of 4% for all institutions.  The final rules also establish a "capital conservation buffer" above the new regulatory minimum capital requirements, which must consist entirely of common equity Tier 1 capital. The capital conservation buffer will be phased-in over four years beginning on January 1, 2016.

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

The final rules also contain revisions to the prompt corrective action framework, which is designed to place restrictions on insured depository institutions, including the Bank, if their capital levels begin to show signs of weakness.  These revisions took effect January 1, 2015.  Under the prompt corrective action requirements, which are designed to complement the capital conservation buffer, insured depository institutions are required to meet the following increased capital level requirements in order to qualify as "well capitalized:" (i) a new common equity Tier 1 capital ratio of 6.5%; (ii) a Tier 1 capital ratio of 8% (increased from 6%); (iii) a total capital ratio of 10% (unchanged from previous rules); and (iv) a Tier 1 leverage ratio of 5% (unchanged from previous rules).

The final rules set forth certain changes for the calculation of risk-weighted assets, which we were required to utilize beginning January 1, 2015.  The standardized approach final rule utilizes an increased number of credit risk exposure categories and risk weights, and also addresses: (i) an alternative standard of creditworthiness consistent with Section 939A of the Dodd-Frank Act; (ii) revisions to recognition of credit risk mitigation; (iii) rules for risk weighting of equity exposures and past due loans; (iv) revised capital treatment for derivatives and repo-style transactions; and (v) disclosure requirements for top-tier banking organizations with $50 billion or more in total assets that are not subject to the "advance approach rules" that apply to banks with greater than $250 billion in consolidated assets.  We currently satisfy the well-capitalized standards, and based on our current capital composition and levels, we anticipate that our capital ratios, on a Basel III basis, will continue to exceed the well-capitalized minimum capital requirements.

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

Beginning in 2008, the U.S. economy faced a severe economic crisis including a major recession from which it is slowly recovering.  Commerce and business growth across a wide range of industries and regions in the U.S. remains reduced and local governments and many businesses continue to experience financial difficulty.  Future federal budget negotiations, the implementation of the Patient Protection and Affordable Care Act, the level of U.S. debt, the Federal Open Market Committee's plan for economic easing, and declining oil prices may have a destabilizing effect on financial markets or a negative effect on the economy.

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

Our loan portfolio is concentrated primarily in eastern, northeastern, central, and south central Kentucky, southern West Virginia, and northeastern Tennessee.  Our profits depend on providing products and services to clients in these local regions.  While unemployment rates have improved in many areas of the United States, unemployment rates remain elevated in certain markets in which we operate.  Recent economic conditions in the coal industry could result in increased unemployment in the markets we serve where coal is a major contributor to the economy.  Increases in unemployment, decreases in real estate values, or increases in interest rates could weaken the local economies in which we operate.  These economic indicators typically affect certain industries, such as real estate and financial services, more significantly.  The coal industry is likely to continue to be adversely affected by legislation and administrative rule-making as well as the increased availability of alternative energy sources such as natural gas.  High levels of unemployment and depressed real estate asset values in the markets we serve would likely prolong the economic recovery period in our market area.  Weakness in our market area could depress our earnings and consequently our financial condition because:
•	Clients may not want, need, or qualify for our products and services;
•	Borrowers may not be able to repay their loans;
•	The value of the collateral securing our loans to borrowers may decline; and
•	The quality of our loan portfolio may decline.

Mortgage Assistance Risk
As government funded mortgage assistance programs lapse, consumer real estate defaults may increase.

During the economic recession, various legislation was enacted designed to assist those hit hardest through economic subsidies.  These subsidies most often came in the form of mortgage payment assistance or mortgage note restructuring.  Examples of these programs include: Consumer Financial Protection Bureau Alternatives to Foreclosure In House Modification Program, Kentucky Housing Unemployed Bridge Loan Program, Tennessee Hardest Hit Fund, Home Affordable Modification Program Home Affordable Refinance Program, and Freddie Mac Alternatives to Foreclosure.  As these programs sunset or as the participants complete their eligibility in the program(s), we may experience significantly higher levels of past due mortgage loans and default rates.

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

On July 21, 2010, the Dodd-Frank Act was signed into law.  This law has significantly changed the bank regulatory structure and affected the lending, deposit, investment, trading, and operating activities of financial institutions and their holding companies.  The Dodd-Frank Act has required the adoption of a broad range of implementing rules and regulations and preparation of numerous studies and reports for Congress.  Significant discretion has been given in drafting the implementing rules and regulations, and consequently, many of the details and the full impact of the Dodd-Frank Act are still unknown.  This legislation includes, among other things: (i) changes in the manner in which the FDIC deposit insurance assessments are computed and an increase in the minimum designated reserve ratio for the Deposit Insurance Fund; (ii) authorization of interest-bearing demand deposits; (iii) requirements for capital regulations applicable to banks and bank holding companies which call for higher levels of capital; (iv) creation of the Consumer Financial Protection Bureau, responsible for the drafting of regulations for the implementation of federal consumer protection laws which affect banks and bank holding companies; (v) a permanent increase in the maximum amount of deposit insurance for banks; (vi) a prohibition of certain proprietary trading and equity investment activities by banks; (vii) restrictions related to mortgage lending; (viii) allowance of de novo interstate branching; and (ix) additional corporate governance provisions relating to non-binding shareholder votes on executive compensation and rules prohibiting incentive compensation that encourages inappropriate risks.

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

The final rules set forth certain changes for the calculation of risk-weighted assets, which we were required to utilize beginning January 1, 2015.  The standardized approach final rule utilizes an increased number of credit risk exposure categories and risk weights, and also addresses: (i) an alternative standard of creditworthiness consistent with Section 939A of the Dodd-Frank Act; (ii) revisions to recognition of credit risk mitigation; (iii) rules for risk weighting of equity exposures and past due loans; (iv) revised capital treatment for derivatives and repo-style transactions; and (v) disclosure requirements for top-tier banking organizations with $50 billion or more in total assets that are not subject to the "advance approach rules" that apply to banks with greater than $250 billion in consolidated assets.  We currently satisfy the well-capitalized standards, and based on our current capital composition and levels, we anticipate that our capital ratios, on a Basel III basis, will continue to exceed the well-capitalized minimum capital requirements.

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

Many states and municipalities are experiencing financial stress.  As a result, various levels of government have sought to increase their tax revenues through increased tax levies, which could have an adverse impact on our results of operations.

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

We originate commercial real estate loans, construction and development loans, consumer loans, and residential mortgage loans, primarily within our market area.  Commercial real estate, commercial, and construction and development loans tend to involve larger loan balances to a single borrower or groups of related borrowers and are most susceptible to a risk of loss during a downturn in the business cycle.  These loans also have historically had a greater credit risk than other loans for the following reasons:

•
Commercial Real Estate Loans.  Repayment is dependent on income being generated in amounts sufficient to cover operating expenses and debt service.  As of December 31, 2015, commercial real estate loans, including multi-family loans, comprised approximately 39% of our total loan portfolio.

•
Other Commercial Loans.  Repayment is generally dependent upon the successful operation of the borrower's business.  In addition, the collateral securing the loans may depreciate over time, be difficult to appraise, be illiquid, or fluctuate in value based on the success of the business.  As of December 31, 2015, other commercial loans comprised approximately 13% of our total loan portfolio.

•
Construction and Development Loans.  The risk of loss is largely dependent on our initial estimate of whether the property's value at completion equals or exceeds the cost of property construction and the availability of take-out financing.  During the construction phase, a number of factors can result in delays or cost overruns.  If our estimate is inaccurate or if actual construction costs exceed estimates, the value of the property securing our loan may be insufficient to ensure full repayment when completed through a permanent loan, sale of the property, or by seizure of collateral.  As of December 31, 2015, construction and development loans comprised approximately 5% of our total loan portfolio.

Consumer loans may carry a higher degree of repayment risk than residential mortgage loans, particularly when the consumer loan is unsecured.  Repayment of a consumer loan typically depends on the borrower's financial stability, and it is more likely to be affected adversely by job loss, illness, or personal bankruptcy.  Economic conditions in the coal industry could result in increases in unemployment in many of our market areas, which is likely to impact the repayment risk associated with our consumer loans.  In addition, federal and state bankruptcy, insolvency, and other laws may limit the amount we can recover when a consumer client defaults.  As of December 31, 2015, consumer loans comprised approximately 18% of our total loan portfolio.

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

As of December 31, 2015, approximately 69% of our loan portfolio is secured by real estate, 39% of which is commercial real estate.  High levels of commercial and consumer delinquencies or declines in real estate market values could require increased net charge-offs and increases in the allowance for loan and lease losses, which could have a material adverse effect on our business, financial condition, and results of operations and prospects.

Our level of other real estate owned remains above our historical norm, primarily as a result of foreclosures.  To the extent that we continue to hold a higher level of real estate owned, related real estate expense will likely remain high.

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

Technology and other changes are allowing consumers to complete financial transactions through alternative methods to those which historically involved banks.  For example, consumers can now hold funds that would have been held as bank deposits in mutual funds, brokerage accounts, or general purpose reloadable prepaid cards.  In addition, consumers can complete transactions, such as paying bills or transferring funds, directly without utilizing the services of a bank.  The process of eliminating banks as intermediaries (known as disintermediation), could result in the loss of fee income, as well as the loss of deposits and the income that might be generated from those deposits.  The related revenue reduction could adversely affect our financial condition, cash flows, and results of operations.

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

Third party vendors provide key components of our business infrastructure, such as processing, internet connections, and network access.  While CTBI has selected these third party vendors carefully through its vendor management process, it does not control their actions and generally is not able to obtain satisfactory indemnification provisions in its third party vendor written contracts.  Any problems caused by third parties or arising from their services, such as disruption in service, negligence in the performance of services or a breach of customer data security with regard to the third parties' systems, could adversely affect our ability to deliver services, negatively impact our business reputation, cause a loss of customers, or result in increased expenses, regulatory fines and sanctions, or litigation.

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

A successful breach of the security of our systems or those of our third party service providers could cause serious negative consequences to us, including significant disruption of our operations, misappropriation of our confidential information or the confidential information of our customers, or damage to our computers or operating systems, and could result in violations of applicable privacy and other laws, financial loss to us or to our customers, loss in confidence in our security measures, customer dissatisfaction, litigation exposure, and harm to our reputation, all of which could have a material adverse effect on us.  While we maintain insurance coverage that should, subject to policy terms and conditions, cover certain aspects of our cyber risks, this insurance coverage may be insufficient to cover all losses we could experience resulting from a cyber security breach.

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

Consolidated Average Balance Sheets and Taxable Equivalent Income/Expense and Yields/Rates

	2015			2014			2013
(in thousands)	Average Balances	Interest	Average Rate	Average Balances	Interest	Average Rate	Average Balances	Interest	Average Rate
Earning assets:
Loans (1)(2)(3)	$2,791,871	$131,304	4.70%	$2,642,231	$128,929	4.88%	$2,579,805	$132,087	5.12%
Loans held for sale	1,075	95	8.84	943	74	7.85	3,894	223	5.73
Securities:
U.S. Treasury and agencies	446,081	7,425	1.66	474,062	9,302	1.96	487,650	9,910	2.03
Tax exempt state and political subdivisions (3)	101,382	4,162	4.11	95,460	3,963	4.15	80,694	3,460	4.29
Other securities	59,705	1,728	2.89	66,793	2,012	3.01	90,178	2,515	2.79
Federal Reserve Bank and Federal Home Loan Bank stock	22,812	1,010	4.43	23,978	1,136	4.74	30,559	1,367	4.47
Federal funds sold	3,344	13	0.39	4,007	15	0.37	3,207	11	0.34
Interest bearing deposits	90,106	219	0.24	103,823	248	0.24	97,492	228	0.23
Other investments	6,285	56	0.89	9,307	87	0.93	8,886	87	0.98
Investment in unconsolidated subsidiaries	1,845	35	1.90	1,846	34	1.84	1,846	35	1.90
Total earning assets	3,524,506	$146,047	4.14%	3,422,450	$145,800	4.26%	3,384,211	$149,923	4.43%
Allowance for loan and lease losses	(35,735)			(34,544)			(34,159)
	3,488,771			3,387,906			3,350,052
Nonearning assets:
Cash and due from banks	53,641			55,658			55,405
Premises and equipment, net	49,103			50,923			52,825
Other assets	198,767			185,044			193,259
Total assets	$3,790,282			$3,679,531			$3,651,541

Interest bearing liabilities:
Deposits:
Savings and demand deposits	$1,018,866	$2,299	0.23%	$956,389	$2,141	0.22%	$911,473	$2,281	0.25%
Time deposits	1,217,225	7,317	0.60	1,291,896	7,657	0.59	1,384,500	9,032	0.65
Repurchase agreements and federal funds purchased	256,091	938	0.37	233,431	841	0.36	221,266	940	0.42
Advances from Federal Home Loan Bank	15,821	49	0.31	4,210	27	0.64	1,921	26	1.35
Long-term debt	61,341	1,170	1.91	61,341	1,131	1.84	61,341	1,161	1.89
Total interest bearing liabilities	2,569,344	$11,773	0.46%	2,547,267	$11,797	0.46%	2,580,501	$13,440	0.52%

Noninterest bearing liabilities:
Demand deposits	720,508			660,833			624,646
Other liabilities	34,748			36,141			37,612
Total liabilities	3,324,600			3,244,241			3,242,759

Shareholders' equity	465,682			435,290			408,782
Total liabilities and shareholders' equity	$3,790,282			$3,679,531			$3,651,541

Net interest income, tax equivalent		$134,274			$134,003			$136,483
Less tax equivalent interest income		2,027			1,933			1,796
Net interest income		$132,247			$132,070			$134,687
Net interest spread			3.68%			3.80%			3.91%
Benefit of interest free funding			0.13			0.12			0.12
Net interest margin			3.81%			3.92%			4.03%

(1) Interest includes fees on loans of $1,782, $1,848, and $1,848 in 2015, 2014, and 2013, respectively.
(2) Loan balances include deferred loan origination costs and principal balances on nonaccrual loans.
(3) Tax exempt income on securities and loans is reported on a fully taxable equivalent basis using a 35% rate.

Net Interest Differential

The following table illustrates the approximate effect of volume and rate changes on net interest differentials between 2015 and 2014 and also between 2014 and 2013.

	Total Change	Change Due to		Total Change	Change Due to
(in thousands)	2015/2014	Volume	Rate	2014/2013	Volume	Rate
Interest income:
Loans	$2,375	$7,141	$(4,766)	$(3,158)	$3,145	$(6,303)
Loans held for sale	21	11	10	(149)	(127)	(22)
U.S. Treasury and agencies	(1,877)	(572)	(1,305)	(608)	(280)	(328)
Tax exempt state and political subdivisions	199	244	(45)	503	616	(113)
Other securities	(284)	(220)	(64)	(503)	(612)	109
Federal Reserve Bank and Federal Home Loan Bank stock	(126)	(57)	(69)	(231)	(281)	50
Federal funds sold	(2)	(2)	0	4	3	1
Interest bearing deposits	(29)	(32)	3	20	15	5
Other investments	(31)	(29)	(2)	0	4	(4)
Investment in unconsolidated subsidiaries	1	0	1	(1)	0	(1)
Total interest income	247	6,484	(6,237)	(4,123)	2,483	(6,606)

Interest expense:
Savings and demand deposits	158	141	17	(140)	109	(249)
Time deposits	(340)	(438)	98	(1,375)	(627)	(748)
Repurchase agreements and federal funds purchased	97	83	14	(99)	50	(149)
Advances from Federal Home Loan Bank	22	42	(20)	1	20	(19)
Long-term debt	39	0	39	(30)	0	(30)
Total interest expense	(24)	(172)	148	(1,643)	(448)	(1,195)

Net interest income	$271	$6,656	$(6,385)	$(2,480)	$2,931	$(5,411)

For purposes of the above table, changes which are due to both rate and volume are allocated based on a percentage basis, using the absolute values of rate and volume variance as a basis for percentages.  Income is stated at a fully taxable equivalent basis, assuming a 35% tax rate.

Investment Portfolio

The maturity distribution and weighted average interest rates of securities at December 31, 2015 are as follows:

Available-for-sale

	Estimated Maturity at December 31, 2015
	Within 1 Year		1-5 Years		5-10 Years		After 10 Years		Total Fair Value		Amortized Cost
(in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount
U.S. Treasury, government agencies, and government sponsored agency mortgage-backed securities	$36,800	0.66%	$169,149	1.14%	$96,306	1.75%	$138,715	2.24%	$440,970	1.58%	$442,716
State and political subdivisions	6,616	3.45	29,961	3.59	64,445	4.06	28,193	4.53	129,215	4.02	125,665
Other securities	0	0.00	0	0.00	0	0.00	24,751	2.12	24,751	2.12	25,000
Total	$43,416	1.09%	$199,110	1.51%	$160,751	2.68%	$191,659	2.56%	$594,936	2.13%	$593,381

Held-to-maturity

	Estimated Maturity at December 31, 2015
	Within 1 Year		1-5 Years		5-10 Years		After 10 Years		Total Amortized Cost		Fair Value
(in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount
U.S. Treasury, government agencies, and government sponsored agency mortgage-backed securities	$0	0.00%	$0	0.00%	$480	2.48%	$0	0.00%	$480	2.48%	$468
State and political subdivisions	0	0.00	1,181	4.30	0	0.00	0	0.00	1,181	4.30	1,183
Total	$0	0.00%	$1,181	4.30%	$480	2.48%	$0	0.00%	$1,661	3.77%	$1,651

Total Securities

	Estimated Maturity at December 31, 2015
	Within 1 Year		1-5 Years		5-10 Years		After 10 Years		Total Book Value		Fair Value
(in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount
Total	$43,416	1.09%	$200,291	1.53%	$161,231	2.68%	$191,659	2.56%	$596,597	2.14%	$596,587

The calculations of the weighted average interest rates for each maturity category are based upon yield weighted by the respective costs of the securities.  The weighted average rates on state and political subdivisions are computed on a taxable equivalent basis using a 35% tax rate.

Excluding those holdings of the investment portfolio in U.S. Treasury securities, government agencies, and government sponsored agency mortgage-backed securities, there were no securities of any one issuer that exceeded 10% of our shareholders' equity at December 31, 2015.

The book values of securities available-for-sale and securities held-to-maturity as of December 31, 2015 and 2014 are presented in note 3 to the consolidated financial statements.

The book value of securities at December 31, 2013 is presented below:

(in thousands)	Available-for-Sale	Held-to-Maturity
U.S. Treasury and government agencies	$77,838	$480
State and political subdivisions	118,055	1,182
U.S. government sponsored agency mortgage-backed securities	370,860	0
Total debt securities	566,753	1,662
Marketable equity securities	55,000	0
Total securities	$621,753	$1,662

Loan Portfolio

(in thousands)	2015	2014	2013	2012	2011
Commercial:
Construction	$78,020	$121,942	$110,779	$119,447	$120,577
Secured by real estate	1,052,919	948,626	872,542	807,213	798,887
Equipment lease financing	8,514	10,344	8,840	9,246	9,706
Commercial other	358,898	352,048	374,881	376,348	374,597
Total commercial	1,498,351	1,432,960	1,367,042	1,312,254	1,303,767

Residential:
Real estate construction	61,750	62,412	56,075	55,041	53,534
Real estate mortgage	707,874	712,465	697,601	696,928	650,075
Home equity	89,450	88,335	84,880	82,292	84,841
Total residential	859,074	863,212	838,556	834,261	788,450

Consumer:
Consumer direct	126,406	122,136	122,215	122,581	123,949
Consumer indirect	390,130	315,516	287,541	281,477	340,382
Total consumer	516,536	437,652	409,756	404,058	464,331

Total loans	$2,873,961	$2,733,824	$2,615,354	$2,550,573	$2,556,548

Percent of total year-end loans
Commercial:
Construction	2.71%	4.46%	4.24%	4.68%	4.72%
Secured by real estate	36.64	34.70	33.36	31.65	31.25
Equipment lease financing	0.30	0.38	0.34	0.36	0.38
Commercial other	12.49	12.88	14.33	14.76	14.65
Total commercial	52.14	52.42	52.27	51.45	51.00

Residential:
Real estate construction	2.15	2.28	2.15	2.16	2.09
Real estate mortgage	24.63	26.06	26.67	27.32	25.43
Home equity	3.11	3.23	3.25	3.23	3.32
Total residential	29.89	31.57	32.07	32.71	30.84

Consumer:
Consumer direct	4.40	4.47	4.67	4.80	4.85
Consumer indirect	13.57	11.54	10.99	11.04	13.31
Total consumer	17.97	16.01	15.66	15.84	18.16

Total loans	100.00%	100.00%	100.00%	100.00%	100.00%

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

	Maturity at December 31, 2015
(in thousands)	Within One Year	After One but Within Five Years	After Five Years	Total
Commercial secured by real estate and commercial other	$206,611	$225,176	$980,030	$1,411,817
Commercial and real estate construction	90,832	15,443	33,495	139,770
	$297,443	$240,619	$1,013,525	$1,551,587

Rate sensitivity:
Fixed rate	$72,722	$65,899	$55,554	$194,175
Adjustable rate	224,721	174,720	957,971	1,357,412
	$297,443	$240,619	$1,013,525	$1,551,587

Nonperforming Assets

(in thousands)	2015	2014	2013	2012	2011
Nonaccrual loans	$16,563	$20,971	$19,958	$16,791	$25,753
90 days or more past due and still accruing interest	12,046	17,985	23,599	19,215	11,515
Total nonperforming loans	28,609	38,956	43,557	36,006	37,268

Other repossessed assets	183	90	0	5	58
Foreclosed properties	40,674	36,776	39,188	46,986	56,545
Total nonperforming assets	$69,466	$75,822	$82,745	$82,997	$93,871

Nonperforming assets to total loans and foreclosed properties	2.38%	2.74%	3.12%	3.20%	3.59%
Allowance to nonperforming loans	126.16%	88.43%	78.08%	92.33%	89.01%

Nonaccrual and Past Due Loans

(in thousands)	Nonaccrual loans	As a % of Loan Balances by Category	Accruing Loans Past Due 90 Days or More	As a % of Loan Balances by Category	Balances
December 31, 2015
Commercial construction	$3,402	4.36%	$30	0.04%	$78,020
Commercial secured by real estate	5,928	0.56	3,757	0.36	1,052,919
Equipment lease financing	0	0.00	0	0.00	8,514
Commercial other	1,485	0.41	310	0.09	358,898
Real estate construction	249	0.40	55	0.09	61,750
Real estate mortgage	5,206	0.74	6,925	0.98	707,874
Home equity	183	0.20	448	0.50	89,450
Consumer direct	110	0.09	126	0.10	126,406
Consumer indirect	0	0.00	395	0.10	390,130
Total	$16,563	0.58%	$12,046	0.42%	$2,873,961

December 31, 2014
Commercial construction	$4,339	3.56%	$1,863	1.53%	$121,942
Commercial secured by real estate	6,725	0.71	4,682	0.49	948,626
Equipment lease financing	0	0.00	0	0.00	10,344
Commercial other	2,423	0.69	2,367	0.67	352,048
Real estate construction	602	0.96	383	0.61	62,412
Real estate mortgage	6,513	0.91	7,742	1.09	712,465
Home equity	369	0.42	422	0.48	88,335
Consumer direct	0	0.00	141	0.12	122,136
Consumer indirect	0	0.00	385	0.12	315,516
Total	$20,971	0.77%	$17,985	0.66%	$2,733,824

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

Foreign Outstandings

None

Loan Concentrations

We had no concentration of loans exceeding 10% of total loans at December 31, 2015.  See note 19 to the consolidated financial statements for further information.

Analysis of the Allowance for Loan and Lease Losses

(in thousands)	2015	2014	2013	2012	2011
Allowance for loan and lease losses, beginning of year	$34,447	$34,008	$33,245	$33,171	$34,805
Loans charged off:
Commercial construction	3	15	1,135	1,034	2,510
Commercial secured by real estate	1,379	2,163	1,607	2,035	4,018
Commercial other	1,961	3,141	2,265	3,233	4,092
Real estate construction	135	123	89	189	319
Real estate mortgage	1,421	1,058	744	1,123	1,589
Home equity	129	115	241	248	171
Consumer direct	1,306	1,326	1,166	1,245	961
Consumer indirect	3,536	3,495	3,802	3,483	3,874
Total charge-offs	9,870	11,436	11,049	12,590	17,534

Recoveries of loans previously charged off:
Commercial construction	13	28	309	35	30
Commercial secured by real estate	60	305	163	303	140
Commercial other	585	621	557	764	441
Real estate construction	4	2	4	28	26
Real estate mortgage	117	40	56	151	82
Home equity	54	5	11	11	16
Consumer direct	435	566	495	538	452
Consumer indirect	1,599	1,553	1,649	1,384	1,451
Total recoveries	2,867	3,120	3,244	3,214	2,638

Net charge-offs:
Commercial construction	(10)	(13)	826	999	2,480
Commercial secured by real estate	1,319	1,858	1,444	1,732	3,878
Commercial other	1,376	2,520	1,708	2,469	3,651
Real estate construction	131	121	85	161	293
Real estate mortgage	1,304	1,018	688	972	1,507
Home equity	75	110	230	237	155
Consumer direct	871	760	671	707	509
Consumer indirect	1,937	1,942	2,153	2,099	2,423
Total net charge-offs	7,003	8,316	7,805	9,376	14,896

Provisions charged against operations	8,650	8,755	8,568	9,450	13,262

Balance, end of year	$36,094	$34,447	$34,008	$33,245	$33,171

Allocation of allowance, end of year:
Commercial construction	$2,199	$2,896	$3,396	$4,033	$4,023
Commercial secured by real estate	14,434	13,618	14,535	13,541	11,753
Equipment lease financing	79	119	121	126	112
Commercial other	4,225	4,263	5,238	5,469	5,608
Real estate construction	550	534	397	376	354
Real estate mortgage	6,678	6,094	4,939	4,767	4,302
Home equity	839	756	601	563	562
Consumer direct	1,594	1,574	1,127	1,102	917
Consumer indirect	5,496	4,593	3,654	3,268	5,540
Balance, end of year	$36,094	$34,447	$34,008	$33,245	$33,171

Average loans outstanding, net of deferred loan costs and fees	$2,791,871	$2,642,231	$2,579,805	$2,549,459	$2,580,351
Loans outstanding at end of year, net of deferred loan costs and fees	$2,873,961	$2,733,824	$2,615,354	$2,550,573	$2,556,548

Net charge-offs to average loan type:
Commercial construction	(0.01)%	(0.01)%	0.77%	0.86%	1.93%
Commercial secured by real estate	0.13	0.21	0.17	0.21	0.48
Commercial other	0.39	0.70	0.46	0.64	0.95
Real estate construction	0.21	0.20	0.16	0.30	0.58
Real estate mortgage	0.18	0.15	0.10	0.15	0.24
Home equity	0.08	0.13	0.28	0.28	0.18
Consumer direct	0.71	0.63	0.55	0.57	0.41
Consumer indirect	0.55	0.67	0.75	0.67	0.68
Total	0.25%	0.31%	0.30%	0.37%	0.58%

Other ratios:
Allowance to net loans, end of year	1.26%	1.26%	1.30%	1.30%	1.30%
Provision for loan losses to average loans	0.31%	0.33%	0.33%	0.37%	0.51%

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

Average Deposits and Other Borrowed Funds

(in thousands)	2015	2014	2013
Deposits:
Noninterest bearing deposits	$720,508	$660,833	$624,646
NOW accounts	36,227	31,208	27,888
Money market accounts	613,804	585,467	569,717
Savings accounts	368,835	339,714	313,868
Certificates of deposit of $100,000 or more	571,660	598,684	635,502
Certificates of deposit < $100,000 and other time deposits	645,565	693,212	748,998
Total deposits	2,956,599	2,909,118	2,920,619

Other borrowed funds:
Repurchase agreements and federal funds purchased	256,091	233,431	221,266
Advances from Federal Home Loan Bank	15,821	4,210	1,921
Long-term debt	61,341	61,341	61,341
Total other borrowed funds	333,253	298,982	284,528
Total deposits and other borrowed funds	$3,289,852	$3,208,100	$3,205,147

The maximum balance for federal funds purchased and repurchase agreements at any month-end during 2015 occurred at September 30, 2015, with a month-end balance of $265.4 million.  The maximum balance for federal funds purchased and repurchase agreements at any month-end during 2014 occurred at November 30, 2014, with a month-end balance of $252.3 million.  The maximum balance for federal funds purchased and repurchase agreements at any month-end during 2013 occurred at October 31, 2013, with a month-end balance of $230.4 million.

Maturities and/or repricing of time deposits of $100,000 or more outstanding at December 31, 2015 are summarized as follows:

(in thousands)	Certificates of Deposit	Other Time Deposits	Total
Three months or less	$112,961	$7,958	$120,919
Over three through six months	91,654	8,604	100,258
Over six through twelve months	252,012	13,863	265,875
Over twelve through sixty months	102,768	16,937	119,705
Over sixty months	102	0	102
	$559,497	$47,362	$606,859

Item 2.  Properties

Our main office, which is owned by Community Trust Bank, Inc., is located at 346 North Mayo Trail, Pikeville, Kentucky 41501.  Following is a schedule of properties owned and leased by CTBI and its subsidiaries as of December 31, 2015:

Location	Owned	Leased	Total
Banking locations:
Community Trust Bank, Inc.
* Pikeville Market (lease land to 3 owned locations)	9	1	10
10 locations in Pike County, Kentucky
Floyd/Knott/Johnson Market (lease land to 1 owned location)	3	1	4
2 locations in Floyd County, Kentucky, 1 location in Knott County, Kentucky, and 1 location in Johnson County, Kentucky
Tug Valley Market (lease land to 1 owned location)	2	0	2
1 location in Pike County, Kentucky, 1 location in Mingo County, West Virginia
Whitesburg Market (lease land to 1 owned location)	4	1	5
5 locations in Letcher County, Kentucky
Hazard Market (lease land to 2 owned locations)	3	0	3
4 locations in Perry County, Kentucky
* Lexington Market (lease land to 3 owned locations)	4	2	6
6 locations in Fayette County, Kentucky
Winchester Market	2	0	2
2 locations in Clark County, Kentucky
Richmond Market (lease land to 1 owned location)	3	0	3
3 locations in Madison County, Kentucky
Mt. Sterling Market	2	0	2
2 locations in Montgomery County, Kentucky
* Versailles Market (lease land to 1 owned location)	2	3	5
2 locations in Woodford County, Kentucky, 2 locations in Franklin County, Kentucky, and 1 location in Scott County, Kentucky
Danville Market (lease land to 1 owned location)	3	0	3
2 locations in Boyle County, Kentucky and 1 location in Mercer County, Kentucky
* Ashland Market (lease land to 1 owned location)	5	0	5
4 locations in Boyd County, Kentucky and 1 location in Greenup County, Kentucky
Flemingsburg Market	3	0	3
3 locations in Fleming County, Kentucky
Advantage Valley Market	3	1	4
2 locations in Lincoln County, West Virginia, 1 location in Wayne County, West Virginia, and 1 location in Cabell County, West Virginia
Summersville Market	1	0	1
1 location in Nicholas County, West Virginia
Middlesboro Market (lease land to 1 owned location)	3	0	3
3 locations in Bell County, Kentucky
Williamsburg Market	5	0	5
2 locations in Whitley County, Kentucky and 3 locations in Laurel County, Kentucky
Campbellsville Market (lease land to 2 owned locations)	8	0	8

2 locations in Taylor County, Kentucky, 2 locations in Pulaski County, Kentucky, 1 location in Adair County, Kentucky, 1 location in Green County, Kentucky, 1 location in Russell County, Kentucky, and 1 location in Marion County, Kentucky

Mt. Vernon Market	2	0	2
2 locations in Rockcastle County, Kentucky
* LaFollette Market	3	1	4
3 locations in Campbell County, Tennessee and 1 location in Anderson County, Tennessee
Total banking locations	70	10	80
Operational locations:
Community Trust Bank, Inc.
Pikeville (Pike County, Kentucky) (lease land to 1 owned location)	1	0	1
Total operational locations	1	0	1

Total locations	71	10	81

*Community Trust and Investment Company has leased offices in the main office locations in these markets.

See notes 8 and 15 to the consolidated financial statements included herein for the year ended December 31, 2015, for additional information relating to lease commitments and amounts invested in premises and equipment.

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

PART II
Item 5.  Market for the Registrant's Common Equity, Related Shareholder Matters, and Issuer Purchases of Equity Securities

Our common stock is listed on The NASDAQ-Stock Market LLC – Global Select Market under the symbol CTBI.  As of February 29, 2016, there were approximately 5,100 holders of record of our outstanding common shares.

Dividends

The annual dividend paid to our stockholders was increased from $1.181 per share to $1.220 per share during 2015.  We have adopted a conservative policy of cash dividends by generally maintaining an average annual cash dividend ratio of approximately 45%, with periodic stock dividends.  The current year cash dividend ratio was 45.86%.  Dividends are typically paid on a quarterly basis.  Future dividends are subject to the discretion of CTBI's Board of Directors, cash needs, general business conditions, dividends from our subsidiaries, and applicable governmental regulations and policies.  For information concerning restrictions on dividends from the subsidiary bank to CTBI, see note 21 to the consolidated financial statements included herein for the year ended December 31, 2015.

Stock Repurchases

CTBI did not acquire any shares of common stock through the stock repurchase program during the years 2015 and 2014. There are 67,371 shares remaining under CTBI's current repurchase authorization. For further information, see the Stock Repurchase Program section of Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Securities Authorized for Issuance Under Equity Compensation Plans

For information concerning securities authorized for issuance under CTBI's equity compensation plans, see Part III, Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

Common Stock Performance

The following graph shows the cumulative return experienced by CTBI's shareholders during the last five years compared to the NASDAQ Stock Market (U.S.) and the NASDAQ Bank Stock Index.  The graph assumes the investment of $100 on December 31, 2010 in CTBI's common stock and in each index and the reinvestment of all dividends paid during the five-year period.

Comparison of 5 Year Cumulative Total Return
among Community Trust Bancorp, Inc., NASDAQ Stock Market (U.S.),
and NASDAQ Bank Stocks

Fiscal Year Ending December 31 ($)
	2010	2011	2012	2013	2014	2015
Community Trust Bancorp, Inc.	100.00	105.84	122.40	173.35	159.59	157.72
NASDAQ Stock Market (U.S.)	100.00	100.31	116.79	155.90	175.33	176.17
NASDAQ Bank Stocks	100.00	74.57	100.48	137.27	153.50	156.89

Item 6.  Selected Financial Data 2011-2015

 (in thousands except ratios, per share amounts and # of employees)

Year Ended December 31	2015		2014		2013		2012		2011
Interest income	$144,020		$143,867		$148,127		$153,722		$158,460
Interest expense	11,773		11,797		13,440		21,588		27,005
Net interest income	132,247		132,070		134,687		132,134		131,455
Provision for loan losses	8,650		8,755		8,568		9,450		13,262
Noninterest income	46,809		45,081		49,304		45,957		43,832
Noninterest expense	105,443		105,999		110,251		103,554		106,387
Income before income taxes	64,963		62,397		65,172		65,087		55,638
Income taxes	18,531		19,146		20,000		20,225		16,811
Net income	$46,432		$43,251		$45,172		$44,862		$38,827

Per common share:
Basic earnings per share	$2.66		$2.50		$2.63		$2.64		$2.31
Diluted earnings per share	$2.66		$2.49		$2.62		$2.63		$2.30
Cash dividends declared-	$1.220		$1.181		$1.154		$1.136		$1.118
as a % of net income	45.86%		47.24%		43.79%		43.10%		48.43%
Book value, end of year	$27.12		$25.64		$23.70		$23.31		$21.61
Market price, end of year	$34.96		$36.61		$41.05		$29.80		$26.75
Market to book value, end of year	1.29	x	1.43	x	1.73	x	1.28	x	1.24	x
Price/earnings ratio, end of year	13.14	x	14.64	x	15.57	x	11.30	x	11.58	x
Cash dividend yield, for the year	3.49%		3.23%		2.81%		3.81%		4.18%

At year-end:
Total assets	$3,903,934		$3,723,765		$3,581,716		$3,635,664		$3,591,179
Long-term debt	61,341		61,341		61,341		61,341		61,341
Shareholders' equity	475,583		447,877		412,492		400,344		366,866

Averages:
Assets	$3,790,282		$3,679,531		$3,651,541		$3,641,660		$3,505,903
Deposits, including repurchase agreements	3,201,545		3,130,338		3,127,709		3,139,229		3,016,671
Earning assets	3,524,506		3,422,450		3,384,211		3,357,134		3,221,648
Loans	2,791,871		2,642,231		2,579,805		2,549,459		2,580,351
Shareholders' equity	465,682		435,290		408,782		389,377		355,773

Profitability ratios:
Return on average assets	1.23%		1.18%		1.24%		1.23%		1.11%
Return on average equity	9.97		9.94		11.05		11.52		10.91

Capital ratios:
Equity to assets, end of year	12.18%		12.03%		11.52%		11.01%		10.22%
Average equity to average assets	12.29		11.83		11.19		10.69		10.15

Risk based capital ratios:
Tier 1 leverage	12.40%		12.04%		11.51%		10.65%		9.89%
Common equity Tier 1 capital	14.58		--		--		--		--
Tier 1 capital	16.70		16.51		16.15		15.23		13.88
Total capital	17.95		17.76		17.40		16.49		15.14

Other significant ratios:
Allowance to net loans, end of year	1.26%		1.26%		1.30%		1.30%		1.30%
Allowance to nonperforming loans, end of year	126.16		88.43		78.08		92.33		89.01
Nonperforming assets to loans and foreclosed properties, end of year	2.38		2.74		3.12		3.20		3.59
Net interest margin	3.81		3.92		4.03		3.99		4.13
Efficiency ratio	58.20		59.12		59.33		57.93		60.23

Other statistics:
Average common shares outstanding	17,431		17,326		17,158		17,013		16,844
Number of full-time equivalent employees, end of year	984		1,012		1,022		1,035		1,015

Quarterly Financial Data
(Unaudited)

(in thousands except ratios and per share amounts)

Three Months Ended	December 31	September 30	June 30	March 31
2015
Net interest income	$33,195	$32,965	$33,182	$32,905
Net interest income, taxable equivalent basis	33,692	33,467	33,697	33,418
Provision for loan losses	1,910	2,520	2,319	1,901
Noninterest income	11,810	12,035	12,228	10,736
Noninterest expense	25,778	27,534	26,313	25,818
Net income	11,870	11,222	12,402	10,938

Per common share:
Basic earnings per share	$0.68	$0.64	$0.71	$0.63
Diluted earnings per share	0.68	0.64	0.71	0.63
Dividends declared	0.310	0.310	0.300	0.300

Common stock price:
High	$37.15	$37.63	$35.49	$36.47
Low	33.68	33.62	31.54	31.53
Last trade	34.96	35.51	34.87	33.16

Selected ratios:
Return on average assets, annualized	1.22%	1.18%	1.32%	1.18%
Return on average common equity, annualized	9.91	9.50	10.78	9.70
Net interest margin, annualized	3.74	3.77	3.85	3.89

Three Months Ended	December 31	September 30	June 30	March 31
2014
Net interest income	$33,499	$32,988	$32,833	$32,750
Net interest income, taxable equivalent basis	34,010	33,475	33,320	33,198
Provision for loan losses	3,375	3,300	735	1,345
Noninterest income	12,038	12,006	10,972	10,065
Noninterest expense	28,019	25,863	25,256	26,861
Net income	9,992	10,924	12,195	10,140

Per common share:
Basic earnings per share	$0.58	$0.63	$0.70	$0.59
Diluted earnings per share	0.57	0.63	0.70	0.58
Dividends declared	0.300	0.300	0.290	0.291

Common stock price:
High	$37.54	$36.35	$38.60	$41.13
Low	33.19	33.47	32.33	34.18
Last trade	36.61	33.63	34.22	37.71

Selected ratios:
Return on average assets, annualized	1.07%	1.18%	1.33%	1.13%
Return on average common equity, annualized	8.87	9.89	11.32	9.72
Net interest margin, annualized	3.90	3.88	3.92	3.97

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

Our Business

Community Trust Bancorp, Inc. ("CTBI") is a bank holding company headquartered in Pikeville, Kentucky.  Currently, we own one commercial bank and one trust company.  Through our subsidiaries, we have eighty banking locations in eastern, northeastern, central, and south central Kentucky, southern West Virginia, and northeastern Tennessee, four trust offices across Kentucky, and one trust office in northeastern Tennessee.  At December 31, 2015, we had total consolidated assets of $3.9 billion and total consolidated deposits, including repurchase agreements, of $3.2 billion.  Total shareholders' equity at December 31, 2015 was $475.6 million.  Trust assets under management, which are excluded from CTBI's total consolidated assets, at December 31, 2015, were $1.9 billion, including CTB's investment portfolio totaling $0.6 billion.

Through our subsidiaries, we engage in a wide range of commercial and personal banking and trust and wealth management activities, which include accepting time and demand deposits; making secured and unsecured loans to corporations, individuals and others; providing cash management services to corporate and individual customers; issuing letters of credit; renting safe deposit boxes; and providing funds transfer services.  The lending activities of our banking subsidiary, Community Trust Bank, Inc. ("CTB"), include making commercial, construction, mortgage, and personal loans.  Lease-financing, lines of credit, revolving lines of credit, term loans, and other specialized loans, including asset-based financing, are also available.  Our corporate subsidiaries act as trustees of personal trusts, as executors of estates, as trustees for employee benefit trusts, as paying agents for bond and stock issues, as depositories for securities, and as providers of full service brokerage services.  For further information, see Item 1 of this annual report.

Financial Goals and Performance

The following table shows the primary measurements used by management to assess annual performance.  The goals in the table below should not be viewed as a forecast of our performance for 2016.  Rather, the goals represent a range of target performance for 2016.  There is no assurance that any or all of these goals will be achieved.  See "Cautionary Statement Regarding Forward Looking Statements."

	2015 Goals	2015 Performance	Variance	2016 Goals
Earnings per share	$2.59	$2.66	$0.07	$2.72 - $2.82
Net income	$45.4 million	$46.4 million	$1.0 million	$48.0 - $49.2 million
ROAA	1.21%	1.23%	0.02%	1.22% - 1.28%
ROAE	9.81%	9.97%	0.16%	9.4% - 10.4%
Revenues	$181.5 million	$179.1 million	($2.4 million)	$183.0 - $189.6 million
Noninterest revenue as of % of total revenue	25.00%	26.19%	1.19%	26.0% - 26.5%
Assets	$3.81 billion	$3.90 billion	$0.09 billion	$3.8 - $4.2 billion
Loans	$2.84 billion	$2.87 billion	$0.03 billion	$2.9 - $3.1 billion
Deposits, including repurchase agreements	$3.13 billion	$3.23 billion	$0.10 billion	$3.2 - $3.4 billion
Shareholders' equity	$472.0 million	$475.6 million	$3.6 million	$485.0 - $520.0 million

Results of Operations and Financial Condition

For the year ended December 31, 2015, we reported earnings of $46.4 million, or $2.66 per basic share, compared to $43.3 million, or $2.50 per basic share for the year ended December 31, 2014.  Earnings for the year ended December 31, 2013 were $45.2 million or $2.63 per basic share.

2015 Highlights

❖	Our loan portfolio increased $140.1 million from December 31, 2014.

❖	Our investment portfolio decreased $45.2 million from December 31, 2014.

❖	Deposits, including repurchase agreements, increased $122.6 million from December 31, 2014.

❖	Nonperforming loans at $28.6 million decreased $10.3 million from December 31, 2014. Nonperforming assets at $69.5 million decreased $6.4 million from December 31, 2014.

❖	Net loan charge-offs for the year 2015 were $7.0 million, or 0.25% of average loans annualized, compared to $8.3 million, or 0.31%, experienced for the year 2014.

❖
CTBI's investments in low income housing and other community related investments provided tax credits to offset current income tax expense for the year 2015 in the amount of $2.7 million compared to $1.1 million for the year 2014.  The amortization of our investment in these partnerships for the year 2015 was $2.6 million compared to $0.9 million for the year 2014.

❖
Noninterest expense for the year nominally decreased in total from prior year as the increase in amortization expense was offset by decreases in occupancy and equipment expense, data processing expense, and repossession expense.

Income Statement Review

(dollars in thousands)				Change 2015 vs. 2014
Year Ended December 31	2015	2014	2013	Amount	Percent
Net interest income	$132,247	$132,070	$134,687	$177	0.1%
Provision for loan losses	8,650	8,755	8,568	(105)	(1.2)
Noninterest income	46,809	45,081	49,304	1,728	3.8
Noninterest expense	105,443	105,999	110,251	(556)	(0.5)
Income taxes	18,531	19,146	20,000	(615)	(3.2)
Net income	$46,432	$43,251	$45,172	$3,181	7.4%

Average earning assets	$3,524,506	$3,422,450	$3,384,211	$102,056	3.0%

Yield on average earnings assets	4.14%	4.26%	4.43%	(0.12)%	(2.8)%
Cost of interest bearing funds	0.46%	0.46%	0.52%	0.00%	0.0%

Net interest margin	3.81%	3.92%	4.03%	(0.11)%	(2.8)%

Net Interest Income

Net interest income for the year ended December 31, 2015 increased $0.2 million, or 0.1%, from prior year.  Our yield on average earning assets decreased 12 basis points from prior year.  Our cost of interest bearing funds remained flat to prior year.  Average loans to deposits, including repurchase agreements, for the year ended December 31, 2015 were 87.2% compared to 84.4% for the year ended December 31, 2014.

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

Provision for Loan Losses

The provision for loan losses that was added to the allowance for 2015 of $8.7 million was a $0.1 million decrease from prior year.  This provision represented a charge against current earnings in order to maintain the allowance at an appropriate level determined using the accounting estimates described in the Critical Accounting Policies and Estimates section.

The provision for loan losses that was added to the allowance for 2014 of $8.8 million was a $0.2 million increase from 2013.

Noninterest Income

Noninterest income for the year ended December 31, 2015 increased $1.7 million, or 3.8%, from prior year as a result of increases in gains on sales of loans ($0.5 million), deposit service charges ($0.4 million), trust revenue ($0.3 million), and loan related fees ($0.3 million) and decreased securities losses ($0.1 million).  Year over year, we had a $0.5 million fluctuation in the fair value adjustments of our mortgage servicing rights.

Noninterest income for the year ended December 31, 2014 decreased $4.2 million, or 8.6% from 2013.  The year over year decrease was primarily attributable to a $1.6 million decrease in gains on sales of loans, a $0.8 million decline in deposit service charges, a $1.2 million decline in loan related fees resulting from the fluctuation in the fair value of our mortgage servicing rights, and a decline in other noninterest income due to the 2013 death benefits received in bank owned life insurance of $0.9 million.  The decrease in gains on sales of loans from 2013 was reflective of the decline in secondary market residential real estate mortgage activity, and the decrease in deposit service charges from 2013 was a result of the change in our processing of overdrafts.  Trust revenue for the year increased $0.8 million.

Noninterest Expense

Noninterest expense for the year ended December 31, 2015 decreased $0.6 million, or 0.5%, from prior year, as a result of decreases in occupancy and equipment expense ($0.6 million), data processing expense ($1.1 million), and repossession expense ($0.2 million), partially offset by the $1.7 million increase in the amortization expense related to tax credits.

Noninterest expense for the year ended December 31, 2014 decreased 3.9% from 2013.  The decrease was a result of the $6.2 million accrual booked in the fourth quarter 2013 related to the Federal Reserve determination regarding an error in the manner in which we processed certain non-PIN based point-of-sale transactions.  The matter was resolved in 2014, and a favorable adjustment in the accrual of $0.8 million was booked based on actual customer refunds.  As a result of the determination, we were required to modify our processing of overdraft transactions, revise our disclosures related to these transactions, and provide restitution to accountholders charged these fees from June 28, 2010 to the date our methodology was revised.  The determination also resulted in impediments to CTBI's merger and acquisition activity for an unspecified period of time.

Income Taxes

As disclosed in our September 30, 2015 Form 10-Q, CTBI was under IRS examination of our 2013 corporate income tax return.  In November 2015, we were notified by the IRS that the review has been completed and no changes were proposed to our return.

Balance Sheet Review

CTBI's total assets at $3.9 billion increased $180.2 million, or 4.8%, from December 31, 2014.  Loans outstanding at December 31, 2015 were $2.9 billion, increasing $140.1 million, or 5.1%, year over year.  We experienced growth during the year of $65.4 million in the commercial loan portfolio, $74.6 million in the indirect loan portfolio, and $4.2 million in the consumer direct loan portfolio, partially offset by a $4.1 million decrease in the residential loan portfolio.  CTBI's investment portfolio decreased $45.2 million, or 7.0%, from December 31, 2014.  The decline in the investment portfolio year over year was utilized to support loan growth.  Deposits, including repurchase agreements, at $3.2 billion increased $122.6 million, or 3.9%, from December 31, 2014.

Shareholders' equity at December 31, 2015 was $475.6 million compared to $447.9 million at December 31, 2014.  CTBI's annualized dividend yield to shareholders as of December 31, 2015 was 3.55%.

Loans

(in thousands)	December 31, 2015
Loan Category	Balance	Variance from Prior Year	Net Charge-Offs	Nonperforming	ALLL
Commercial:
Construction	$78,020	(36.0)%	$(10)	$3,432	$2,199
Secured by real estate	1,052,919	11.0	1,319	9,685	14,434
Equipment lease financing	8,514	(17.7)	0	0	79
Other commercial	358,898	1.9	1,376	1,795	4,225
Total commercial	1,498,351	4.6	2,685	14,912	20,937

Residential:
Real estate construction	61,750	(1.1)	131	304	550
Real estate mortgage	707,874	(0.6)	1,304	12,131	6,678
Home equity	89,450	1.3	75	631	839
Total residential	859,074	(0.5)	1,510	13,066	8,067

Consumer:
Consumer direct	126,406	3.5	871	236	1,594
Consumer indirect	390,130	23.6	1,937	395	5,496
Total consumer	516,536	18.0	2,808	631	7,090

Total loans	$2,873,961	5.1%	$7,003	$28,609	$36,094

Asset Quality

CTBI's total nonperforming loans were $28.6 million at December 31, 2015, a 26.6% decrease from the $39.0 million at December 31, 2014.  The decrease for the year included a $5.9 million decrease in loans 90+ days past due and a $4.4 million decrease in nonaccrual loans.  Loans 30-89 days past due at $14.4 million was a decrease of $0.7 million from December 31, 2014.  Our loan portfolio management processes focus on the immediate identification, management, and resolution of problem loans to maximize recovery and minimize loss.  Our loan risk management processes include weekly delinquent loan review meetings at the market levels and monthly delinquent loan review meetings involving senior corporate management to review all nonaccrual loans and loans 30 days or more past due.  Any activity regarding a criticized/classified loan (i.e. problem loan) must be approved by CTB's Watch List Asset Committee (i.e. Problem Loan Committee).  CTB's Watch List Asset Committee also meets on a quarterly basis and reviews every criticized/classified loan of $100,000 or greater.  We also have a Loan Review Department that reviews every market within CTB annually and performs extensive testing of the loan portfolio to assure the accuracy of loan grades and classifications for delinquency, troubled debt restructuring, impaired status, impairment, nonaccrual status, and adequate loan loss reserves.  The Loan Review Department has annually reviewed on average 95% of the outstanding commercial loan portfolio for the past three years.  The average annual review percentage of the consumer and residential loan portfolio for the past three years was 85% based on the loan production during the number of months included in the review scope.  The review scope is generally four to six months of production.

Impaired loans, loans not expected to meet contractual principal and interest payments, at December 31, 2015 totaled $49.9 million compared to $59.1 million at December 31, 2014.  Included in certain loan categories of impaired loans are troubled debt restructurings that were classified as impaired.  At December 31, 2015, CTBI had $27.4 million in commercial loans secured by real estate, $6.1 million in commercial real estate construction loans, $7.4 million in commercial other loans, and $1.7 million in real estate mortgage loans that were modified in troubled debt restructurings and impaired.  Management evaluates all impaired loans for impairment and records a direct charge-off or provides specific reserves when necessary.

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

Our level of foreclosed properties at $40.7 million at December 31, 2015 was an increase from $36.8 million at December 31, 2014.  Sales of foreclosed properties for the year ended December 31, 2015 totaled $13.4 million while new foreclosed properties totaled $18.8 million.  At December 31, 2015, the book value of properties under contracts to sell was $3.0 million; however, the closings had not occurred at year-end.

When foreclosed properties are acquired, appraisals are obtained and the properties are booked at the current market value less expected sales costs.  Additionally, periodic updated appraisals are obtained on unsold foreclosed properties.  When an updated appraisal reflects a market value below the current book value, a charge is booked to current earnings to reduce the property to its new market value less expected sales costs.  Charges to earnings in 2015 to reflect the decrease in current market values of foreclosed properties totaled $1.7 million.  There were 135 properties reappraised during 2015.  Of these, 49 were written down by a total of $1.5 million.  Charges during the year ended December 31, 2014 were $1.7 million.  Our policy for determining the frequency of periodic reviews is based upon consideration of the specific properties and the known or perceived market fluctuations in a particular market and is typically between 12 and 18 months but generally not more than 24 months.  Approximately eighty-seven percent of our OREO properties have been reappraised within the past 12 months.  Management anticipates that our foreclosed properties will remain elevated as we work through current market conditions.

The appraisal aging analysis of foreclosed properties, as well as the holding period, at December 31, 2015 is shown below:

(in thousands)
Appraisal Aging Analysis		Holding Period Analysis
Days Since Last Appraisal	Current Book Value	Holding Period	Current Book Value
Up to 3 months	$12,677	Less than one year	$13,504
3 to 6 months	12,283	1 to 2 years	4,638
6 to 9 months	4,952	2 to 3 years	1,897
9 to 12 months	5,419	3 to 4 years	2,608
12 to 24 months	4,424	4 to 5 years	10,897
Over 24 months	919	Over 5 years*	7,130
Total	$40,674	Total	$40,674

* Regulatory approval is required and has been obtained to hold these properties beyond the initial period of 5 years.  Additional approval may be required to continue to hold these properties should they not be liquidated during the extension period, which is typically one year.

Net loan charge-offs for the year were $7.0 million, or 0.25% of average loans annualized, a decrease from prior year's $8.3 million, or 0.31% of average loans annualized.  Of the total net charge-offs, $2.7 million were in commercial loans, $1.9 million were in indirect auto loans, $1.5 million were in residential real estate mortgage loans, and $0.9 million were in direct consumer loans.

Our loan loss reserve as a percentage of total loans outstanding at December 31, 2015 remained at 1.26% from December 31, 2014.  Our reserve coverage (allowance for loan and lease loss reserve to nonperforming loans) improved to 126.2% at December 31, 2015 compared to 88.4% at December 31, 2014.

Contractual Obligations and Commitments

As disclosed in the notes to the consolidated financial statements, we have certain obligations and commitments to make future payments under contracts.  At December 31, 2015, the aggregate contractual obligations and commitments are:

Contractual Obligations:	Payments Due by Period
(in thousands)	Total	1 Year	2-5 Years	After 5 Years
Deposits without stated maturity	$1,791,584	$1,791,584	$0	$0
Certificates of deposit and other time deposits	1,189,198	983,997	204,807	394
Repurchase agreements and other short-term borrowings	254,821	254,821	0	0
Advances from Federal Home Loan Bank	101,056	100,120	541	395
Interest on advances from Federal Home Loan Bank*	43	23	19	1
Long-term debt	61,341	0	0	61,341
Interest on long-term debt*	62,259	1,693	10,848	49,718
Annual rental commitments under leases	9,026	1,943	3,742	3,341
Total contractual obligations	$3,469,328	$3,134,181	$219,957	$115,190

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

Other Commitments:	Amount of Commitment - Expiration by Period
(in thousands)	Total	1 Year	2-5 Years	After 5 Years
Standby letters of credit	$28,143	$17,505	$10,638	$0
Commitments to extend credit	455,273	370,685	70,847	13,741
Total other commitments	$483,416	$388,190	$81,485	$13,741

Commitments to extend credit and standby letters of credit do not necessarily represent future cash requirements in that these commitments often expire without being drawn upon.  Refer to note 18 to the consolidated financial statements for additional information regarding other commitments.

Liquidity and Market Risk

The objective of CTBI's Asset/Liability management function is to maintain consistent growth in net interest income within our policy limits. This objective is accomplished through management of our consolidated balance sheet composition, liquidity, and interest rate risk exposures arising from changing economic conditions, interest rates, and customer preferences. The goal of liquidity management is to provide adequate funds to meet changes in loan and lease demand or deposit withdrawals. This is accomplished by maintaining liquid assets in the form of cash and cash equivalents and investment securities, sufficient unused borrowing capacity, and growth in core deposits. As of December 31, 2015, we had approximately $187.6 million in cash and cash equivalents and approximately $594.9 million in securities valued at estimated fair value designated as available-for-sale and available to meet liquidity needs on a continuing basis compared to $105.5 million and $640.2 million at December 31, 2014.  Additional asset-driven liquidity is provided by the remainder of the securities portfolio and the repayment of loans.  In addition to core deposit funding, we also have a variety of other short-term and long-term funding sources available.  We also rely on Federal Home Loan Bank advances for both liquidity and management of our asset/liability position.  Federal Home Loan Bank advances were $101.1 million at December 31, 2015 compared to $61.2 million at December 31, 2014.  As of December 31, 2015, we had a $218.3 million available borrowing position with the Federal Home Loan Bank compared to $312.3 million at December 31, 2014.  We generally rely upon net inflows of cash from financing activities, supplemented by net inflows of cash from operating activities, to provide cash for our investing activities.  As is typical of many financial institutions, significant financing activities include deposit gathering, use of short-term borrowing facilities such as repurchase agreements and federal funds purchased, and issuance of long-term debt.  At December 31, 2015 and December 31, 2014, we had $44 million in lines of credit with various correspondent banks available to meet any future cash needs.  Our primary investing activities include purchases of securities and loan originations.  We do not rely on any one source of liquidity and manage availability in response to changing consolidated balance sheet needs.  Included in our cash and cash equivalents at December 31, 2015 were federal funds sold of $0.8 million compared to $4.9 million at December 31, 2014, and deposits with the Federal Reserve were $130.6 million at December 31, 2015 compared to $40.9 million at December 31, 2014.  Additionally, we project cash flows from our investment portfolio to generate additional liquidity over the next 90 days.

The investment portfolio consists of investment grade short-term issues suitable for bank investments.  The majority of the investment portfolio is in U.S. government and government sponsored agency issuances.  At the end of 2015, available-for-sale ("AFS") securities comprised approximately 99.7% of the total investment portfolio, and the AFS portfolio was approximately 125.1% of equity capital.  Ninety-two percent of the pledge eligible portfolio was pledged.

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

The following table shows our estimated earnings sensitivity profile as of December 31, 2015:

Change in Interest Rates (basis points)	Percentage Change in Net Interest Income (12 Months)
+400	7.54%
+300	5.46%
+200	3.33%
+100	1.35%
-25	(0.30)%

The following table shows our estimated earnings sensitivity profile as of December 31, 2014:

Change in Interest Rates (basis points)	Percentage Change in Net Interest Income (12 Months)
+400	2.42%
+300	1.79%
+200	1.11%
+100	0.51%
-25	(0.14)%

The simulation model used the yield curve spread evenly over a twelve-month period.  The measurement at December 31, 2015 estimates that our net interest income in an up-rate environment would increase by 7.54% at a 400 basis point change, 5.46% increase at a 300 basis point change, 3.33% increase at a 200 basis point change, and a 1.35% increase at a 100 basis point change.  In a down-rate environment, a 25 basis point decrease in interest rates would decrease net interest income by 0.30% over one year.  In order to reduce the exposure to interest rate fluctuations and to manage liquidity, we have developed sale procedures for several types of interest-sensitive assets.  Virtually all long-term, fixed rate single family residential mortgage loans underwritten according to Federal Home Loan Mortgage Corporation guidelines are sold for cash upon origination or originated under terms where they could be sold.  Periodically, additional assets such as commercial loans are also sold.  In 2015 and 2014, $80.6 million and $51.2 million, respectively, was realized on the sale of fixed rate residential mortgages.  We focus our efforts on consistent net interest revenue and net interest margin growth through each of the retail and wholesale business lines.  We do not currently engage in trading activities.

The preceding analysis was prepared using a rate ramp analysis which attempts to spread changes evenly over a specified time period as opposed to a rate shock which measures the impact of an immediate change.  Had these measurements been prepared using the rate shock method, the results would vary.

Our Static Repricing GAP as of December 31, 2015 is presented below.  In the 12 month repricing GAP, rate sensitive liabilities ("RSL") exceeded rate sensitive assets ("RSA") by $250.8 million.

(dollars in thousands)	1-3 Months		4-6 Months		7-9 Months		10-12 Months		2-3 Years		4-5 Years		> 5 Years

Assets	$1,445,646		$226,299		$192,621		$171,287		$766,140		$442,845		$659,097

Liabilities and Equity	890,167		365,399		422,977		608,160		1,044,800		65,290		507,143

Repricing difference	555,479		(139,100)		(230,356)		(436,872)		(278,659)		377,555		151,954

Cumulative GAP	555,479		416,379		186,023		(250,849)		(529,509)		(151,954)		0

RSA/RSL	1.62	x	0.62	x	0.46	x	0.28	x	0.73	x	6.78	x	1.30	x

Cumulative GAP to total assets	14.23%		10.67%		4.77%		(6.43)%		(13.56)%		(3.89)%		0.00%

Capital Resources

We continue to grow our shareholders' equity while also providing an annual dividend yield for the year 2015 of 3.55% to shareholders.  Shareholders' equity increased 6.2% from December 31, 2014 to $475.6 million at December 31, 2015.  Our primary source of capital growth is the retention of earnings.  Cash dividends were $1.220 per share for 2015 and $1.181 per share for 2014.  We retained 54.1% of our earnings in 2015 compared to 52.8% in 2014.

Regulatory guidelines require bank holding companies, commercial banks, and savings banks to maintain certain minimum capital ratios and define companies as "well-capitalized" that sufficiently exceed the minimum ratios.  The banking regulators may alter minimum capital requirements as a result of revising their internal policies and their ratings of individual institutions.  To be "well-capitalized" banks and bank holding companies must maintain a Tier 1 leverage ratio of no less than 5%, a common equity Tier 1 capital ratio of no less than 6.5%, a Tier 1 risk based ratio of no less than 8%, and a total risk based ratio of no less than 10%.  Our ratios as of December 31, 2015 were 12.40%, 14.58%, 16.70%, and 17.75%, respectively, all exceeding the threshold for meeting the definition of "well-capitalized."  See note 21 to the consolidated financial statements for further information.

As of December 31, 2015, we are not aware of any current recommendations by banking regulatory authorities which, if they were to be implemented, would have, or are reasonably likely to have, a material adverse impact on our liquidity, capital resources, or operations.

Basel III

On July 2, 2013, the Federal Reserve approved final rules that substantially amend the regulatory risk-based capital rules applicable to CTBI and CTB.  The FDIC subsequently approved these rules.  The final rules implement the "Basel III" regulatory capital reforms and changes required by the Dodd-Frank Act.

The rules include new risk-based capital and leverage ratios, which are being phased in from 2015 to 2019, and refine the definition of what constitutes "capital" for purposes of calculating those ratios.  The new minimum capital level requirements applicable to CTBI and CTB under the final rules are: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 capital ratio of 6% (increased from 4%); (iii) a total capital ratio of 8% (unchanged from previous rules); and (iv) a Tier 1 leverage ratio of 4% for all institutions.  The final rules also establish a "capital conservation buffer" above the new regulatory minimum capital requirements, which must consist entirely of common equity Tier 1 capital. The capital conservation buffer will be phased-in over four years beginning on January 1, 2016.

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

The final rules also contain revisions to the prompt corrective action framework, which is designed to place restrictions on insured depository institutions, including the Bank, if their capital levels begin to show signs of weakness.  These revisions took effect January 1, 2015.  Under the prompt corrective action requirements, which are designed to complement the capital conservation buffer, insured depository institutions are required to meet the following increased capital level requirements in order to qualify as "well capitalized:" (i) a new common equity Tier 1 capital ratio of 6.5%; (ii) a Tier 1 capital ratio of 8% (increased from 6%); (iii) a total capital ratio of 10% (unchanged from previous rules); and (iv) a Tier 1 leverage ratio of 5% (unchanged from previous rules).

The final rules set forth certain changes for the calculation of risk-weighted assets, which we were required to utilize beginning January 1, 2015.  The standardized approach final rule utilizes an increased number of credit risk exposure categories and risk weights, and also addresses: (i) an alternative standard of creditworthiness consistent with Section 939A of the Dodd-Frank Act; (ii) revisions to recognition of credit risk mitigation; (iii) rules for risk weighting of equity exposures and past due loans; (iv) revised capital treatment for derivatives and repo-style transactions; and (v) disclosure requirements for top-tier banking organizations with $50 billion or more in total assets that are not subject to the "advance approach rules" that apply to banks with greater than $250 billion in consolidated assets.  We currently satisfy the well-capitalized standards, and based on our current capital composition and levels, we anticipate that our capital ratios, on a Basel III basis, will continue to exceed the well-capitalized minimum capital requirements.

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

Beginning in 2008, the U.S. economy faced a severe economic crisis including a major recession from which it is slowly recovering.  Commerce and business growth across a wide range of industries and regions in the U.S. remains reduced and local governments and many businesses continue to experience financial difficulty.  While reflecting some improvement in many parts of the country and in parts of our own service area, unemployment levels remain elevated.  There can be no assurance that these conditions will continue to improve and these conditions could worsen.  Regionally, recent economic conditions in the coal industry could result in additional unemployment in the markets we serve where coal is a major contributor to the economy.  In addition, future federal budget negotiations, the implementation of the Patient Protection and Affordable Care Act, the level of U.S. debt, the Federal Open Market Committee's plan for economic easing, and declining oil prices may have a destabilizing effect on financial markets or a negative effect on the economy.

Our financial performance generally, and in particular the ability of borrowers to pay interest on and repay principal of outstanding loans and the value of collateral securing those loans, as well as demand for loans and other products and services we offer, is highly dependent upon the business environment in the markets where we operate, in the states of Kentucky, West Virginia, and Tennessee and in the United States as a whole.  While unemployment rates have improved in many areas of the United States, unemployment rates remain elevated in certain markets in which we operate.  A favorable business environment is generally characterized by, among other factors, economic growth, efficient capital markets, low inflation, low unemployment, high business and investor confidence, and strong business earnings.  Unfavorable or uncertain economic and market conditions can be caused by declines in economic growth, business activity, or investor or business confidence; limitations on the availability or increases in the cost of credit and capital; increases in inflation or interest rates; high unemployment; natural disasters; or a combination of these or other factors.

Overall, during recent years, the business environment has been adverse for many households and businesses in the United States and worldwide.  While economic conditions in the United States and worldwide have improved since the recession, there can be no assurance that this improvement will continue or that another recession will not occur.  Economic pressure on consumers and uncertainty regarding continuing economic improvement may result in changes in consumer and business spending, borrowing, and savings habits.  Such conditions could adversely affect the credit quality of our loans and our business, financial condition, and results of operations.

Stock Repurchase Program

CTBI's stock repurchase program began in December 1998 with the authorization to acquire up to 500,000 shares and was increased by an additional 1,000,000 shares in July 2000 and in May 2003.  We have not repurchased any shares of our common stock since February 2008.  There are currently 67,371 shares remaining under CTBI's current repurchase authorization.  As of December 31, 2015, a total of 2,432,629 shares have been repurchased through this program.  The following table shows Board authorizations and repurchases made through the stock repurchase program for the years 1998 through 2015:

	Board Authorizations	Repurchases*		Shares Available for Repurchase
		Average Price ($)	# of Shares
1998	500,000	-	0
1999	0	14.45	144,669
2000	1,000,000	10.25	763,470
2001	0	13.35	489,440
2002	0	17.71	396,316
2003	1,000,000	19.62	259,235
2004	0	23.14	60,500
2005	0	-	0
2006	0	-	0
2007	0	28.56	216,150
2008	0	25.53	102,850
2009	0	-	0
2010	0	-	0
2011	0	-	0
2012	0	-	0
2013	0	-	0
2014	0	-	0
2015	0	-	0
Total	2,500,000	15.93	2,432,629	67,371

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

Allowance for Loan and Lease Losses – We maintain an allowance for loan and lease losses ("ALLL") at a level that is appropriate to cover estimated credit losses on individually evaluated loans determined to be impaired, as well as estimated credit losses inherent in the remainder of the loan and lease portfolio.  During the quarter ending December 31, 2015, CTBI implemented a new model for determining the appropriate level for the allowance for loan and lease losses (ALLL).  The new model uses the same underlying methodology and criteria for determining the appropriate level of the ALLL under ASC 450 as did the previous model but applies the criteria at the individual loan level that is then aggregated up to the loan segment level for evaluation.  This did not change CTBI's process for evaluating the ASC 310-35 impairment analysis performed on individual impaired loans.  In the new model the historic and qualitative factors of the ALLL allocations are based upon shared common credit risk traits, such as the market that the credit was originated, the credit score of the mortgage or consumer loan borrower or the loan grade assigned to a commercial loan, which are then applied to each loan individually based on the loan's credit risk traits.  The new model was built on the premise that the assumptions contained in the previous model were appropriate but would be more accurately applied by having the ability to evaluate the criteria allocations at the loan level to address the particular credit risk characteristics specific to each loan type.  The implementation of the new model did not have significant impact on the financial position or results of operations of CTBI for the fourth quarter of 2015.  Since arriving at an appropriate ALLL involves a high degree of management judgment, we use an ongoing quarterly analysis to develop a range of estimated losses.  In accordance with accounting principles generally accepted in the United States, we use our best estimate within the range of potential credit loss to determine the appropriate ALLL.  Credit losses are charged and recoveries are credited to the ALLL.

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

When any secured commercial loan is considered uncollectable, whether past due or not, a current assessment of the value of the underlying collateral is made.  If the balance of the loan exceeds the fair value of the collateral, the loan is placed on nonaccrual and the loan is charged down to the value of the collateral less estimated cost to sell or a specific reserve equal to the difference between book value of the loan and the fair value assigned to the collateral is created until such time as the loan is foreclosed.  When the foreclosed collateral has been legally assigned to CTBI, a charge off is taken, if necessary, in order that the remaining balance reflects the fair value estimated less costs to sell of the collateral then transferred to other real estate owned or other repossessed assets.  When any unsecured commercial loan is considered uncollectable the loan is charged off no later than at 90 days past due.

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

Item 8. Financial Statements and Supplementary Data

Community Trust Bancorp, Inc.
Consolidated Balance Sheets

(dollars in thousands) December 31	2015	2014
Assets:
Cash and due from banks	$51,974	$56,299
Interest bearing deposits	134,846	44,285
Federal funds sold	791	4,933
Cash and cash equivalents	187,611	105,517

Certificates of deposit in other banks	3,832	8,197
Securities available-for-sale at fair value (amortized cost of $593,381 and $638,395, respectively)	594,936	640,186
Securities held-to-maturity at amortized cost (fair value of $1,651 and $1,644, respectively)	1,661	1,662
Loans held for sale	1,172	2,264

Loans	2,873,961	2,733,824
Allowance for loan and lease losses	(36,094)	(34,447)
Net loans	2,837,867	2,699,377

Premises and equipment, net	48,188	49,980
Federal Home Loan Bank stock	17,927	17,927
Federal Reserve Bank stock	4,887	4,869
Goodwill	65,490	65,490
Core deposit intangible (net of accumulated amortization of $8,324 and $8,138, respectively)	291	477
Bank owned life insurance	62,335	60,697
Mortgage servicing rights	3,236	2,968
Other real estate owned	40,674	36,776
Other assets	33,827	27,378
Total assets	$3,903,934	$3,723,765

Liabilities and shareholders' equity:
Deposits:
Noninterest bearing	$749,975	$677,626
Interest bearing	2,230,807	2,196,631
Total deposits	2,980,782	2,874,257

Repurchase agreements	251,225	235,186
Federal funds purchased and other short-term borrowings	3,596	11,041
Advances from Federal Home Loan Bank	101,056	61,170
Long-term debt	61,341	61,341
Deferred taxes	8,920	9,492
Other liabilities	21,431	23,401
Total liabilities	3,428,351	3,275,888
Commitments and contingencies (notes 18 and 20)
Shareholders' equity:
Preferred stock, 300,000 shares authorized and unissued	-	-
Common stock, $5 par value, shares authorized 25,000,000; shares outstanding 2015 – 17,536,914; 2014 – 17,466,375	87,685	87,332
Capital surplus	217,032	214,684
Retained earnings	169,855	144,697
Accumulated other comprehensive income, net of tax	1,011	1,164
Total shareholders' equity	475,583	447,877

Total liabilities and shareholders' equity	$3,903,934	$3,723,765
See notes to consolidated financial statements.

Consolidated Statements of Income and Comprehensive Income

(in thousands except per share data) Year Ended December 31	2015	2014	2013
Interest income:
Interest and fees on loans, including loans held for sale	$130,829	$128,457	$131,725
Interest and dividends on securities:
Taxable	9,153	11,314	12,425
Tax exempt	2,705	2,576	2,249
Interest and dividends on Federal Reserve Bank and Federal Home Loan Bank stock	1,010	1,136	1,367
Other, including interest on federal funds sold	323	384	361
Total interest income	144,020	143,867	148,127

Interest expense:
Interest on deposits	9,616	9,798	11,313
Interest on repurchase agreements and other short-term borrowings	938	841	940
Interest on advances from Federal Home Loan Bank	49	27	26
Interest on long-term debt	1,170	1,131	1,161
Total interest expense	11,773	11,797	13,440

Net interest income	132,247	132,070	134,687
Provision for loan losses	8,650	8,755	8,568
Net interest income after provision for loan losses	123,597	123,315	126,119

Noninterest income:
Service charges on deposit accounts	24,282	23,892	24,650
Gains on sales of loans, net	1,978	1,468	3,098
Trust and wealth management income	9,286	9,011	8,199
Loan related fees	3,821	3,531	4,697
Bank owned life insurance	2,158	1,996	2,747
Brokerage revenue	1,426	2,454	2,245
Securities losses	(106)	(211)	(45)
Other noninterest income	3,964	2,940	3,713
Total noninterest income	46,809	45,081	49,304

Noninterest expense:
Officer salaries and employee benefits	11,652	11,076	10,432
Other salaries and employee benefits	42,911	43,417	42,411
Occupancy, net	7,826	8,017	7,804
Equipment	3,049	3,414	3,865
Data processing	6,743	7,877	7,308
Bank franchise tax	5,174	4,857	4,493
Legal fees	2,236	2,444	2,392
Professional fees	1,884	1,832	1,790
FDIC insurance	2,382	2,400	2,442
Other real estate owned provision and expense	3,533	3,897	5,154
Repossession expense	1,265	1,508	1,522
Amortization of limited partnership investments	2,580	859	729
Other noninterest expense	14,208	14,401	19,909
Total noninterest expense	105,443	105,999	110,251

Income before income taxes	64,963	62,397	65,172
Income taxes	18,531	19,146	20,000
Net income	$46,432	$43,251	$45,172

Other comprehensive income (loss):
Unrealized holding gains (losses) on securities available-for-sale:
Unrealized holding gains (losses) arising during the period	(342)	13,928	(31,878)
Less: Reclassification adjustments for realized losses included in net income	(106)	(211)	(45)
Tax (benefit) expense	(83)	4,949	(11,142)
Other comprehensive income (loss), net of tax	(153)	9,190	(20,691)
Comprehensive income	$46,279	$52,441	$24,481

Basic earnings per share	$2.66	$2.50	$2.63
Diluted earnings per share	$2.66	$2.49	$2.62

Weighted average shares outstanding-basic	17,431	17,326	17,158
Weighted average shares outstanding-diluted	17,483	17,397	17,240

Dividends declared per share	$1.220	$1.181	$1.154
See notes to consolidated financial statements.

Consolidated Statements of Changes in Shareholders' Equity

(in thousands except per share and share amounts)	Common Shares	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Total
Balance, January 1, 2013	17,174,231	$78,065	$160,670	$148,944	$12,665	$400,344
Net income				45,172		45,172
Other comprehensive loss, net of tax of $11,142					(20,691)	(20,691)
Cash dividends declared ($1.154 per share)				(19,827)		(19,827)
Issuance of common stock	228,260	1,038	5,310			6,348
Issuance of restricted stock	950	4	(4)			0
Stock-based compensation and related excess tax benefits			1,146			1,146
Balance, December 31, 2013	17,403,441	79,107	167,122	174,289	(8,026)	412,492
Net income				43,251		43,251
Other comprehensive income, net of tax of ($4,949)					9,190	9,190
Cash dividends declared ($1.181 per share)				(20,539)		(20,539)
Issuance of 10% stock dividend		7,910	44,394	(52,304)		0
Issuance of common stock	69,138	346	1,646			1,992
Vesting of restricted stock	(8,945)	(45)	45			0
Issuance of restricted stock	4,576	23	(23)			0
Forfeiture of restricted stock	(1,835)	(9)	9			0
Stock-based compensation and related excess tax benefits			1,491			1,491
Balance, December 31, 2014	17,466,375	87,332	214,684	144,697	1,164	447,877
Net income				46,432		46,432
Other comprehensive loss, net of tax of $83					(153)	(153)
Cash dividends declared ($1.220 per share)				(21,274)		(21,274)
Issuance of common stock	112,837	564	1,518			2,082
Repurchase of common stock	(5,724)	(29)	(160)			(189)
Vesting of restricted stock	(46,482)	(232)	232			0
Issuance of restricted stock	10,582	53	(53)			0
Forfeiture of restricted stock	(674)	(3)	3			0
Stock-based compensation and related excess tax benefits			808			808
Balance, December 31, 2015	17,536,914	$87,685	$217,032	$169,855	$1,011	$475,583
See notes to consolidated financial statements.

Consolidated Statements of Cash Flows

(in thousands) Year Ended December 31	2015	2014	2013
Cash flows from operating activities:
Net income	$46,432	$43,251	$45,172
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,932	4,314	4,562
Deferred taxes	115	(1,048)	582
Stock-based compensation	783	852	698
Excess tax benefits of stock-based compensation	104	760	572
Provision for loan losses	8,650	8,755	8,568
Write-downs of other real estate owned and other repossessed assets	1,656	1,730	2,480
Gains on sale of mortgage loans held for sale	(1,978)	(1,468)	(3,098)
Securities losses	106	211	45
Gains on sale of assets, net	(321)	(73)	(19)
Proceeds from sale of mortgage loans held for sale	80,571	51,181	134,695
Funding of mortgage loans held for sale	(77,501)	(51,149)	(109,939)
Amortization of securities premiums and discounts, net	3,098	2,661	3,976
Change in cash surrender value of bank owned life insurance	(1,638)	(1,506)	(1,488)
Mortgage servicing rights:
Fair value adjustments	289	830	(206)
New servicing assets created	(557)	(374)	(854)
Changes in:
Other assets	(6,274)	(60)	4,647
Other liabilities	(2,488)	(1,339)	323
Net cash provided by operating activities	54,979	57,528	90,716

Cash flows from investing activities:
Certificates of deposit in other banks:
Purchase of certificates of deposit	0	(245)	(4,472)
Maturity of certificates of deposit	4,365	1,616	240
Securities available-for-sale (AFS):
Purchase of AFS securities	(81,456)	(217,949)	(197,264)
Proceeds from sales of AFS securities	44,198	135,411	42,936
Proceeds from prepayments, calls, and maturities of AFS securities	79,068	63,023	112,412
Securities held-to-maturity (HTM):
Proceeds from prepayments and maturities of HTM securities	1	0	0
Change in loans, net	(161,702)	(132,906)	(76,442)
Purchase of premises and equipment	(2,246)	(2,081)	(2,105)
Proceeds from sale of premises and equipment	239	82	48
Redemption of stock by FHLB	0	7,746	0
Additional investment in Federal Reserve Bank stock	(18)	(1)	(1)
Cancellation of Federal Reserve Bank stock	0	18	0
Proceeds from sale of other real estate owned and repossessed assets	9,287	6,714	9,914
Additional investment in other real estate owned and repossessed assets	(85)	0	(6)
Additional investment in bank owned life insurance	0	(5,504)	(7,306)
Net cash used in investing activities	(108,349)	(144,076)	(122,046)

Cash flows from financing activities:
Change in deposits, net	106,525	19,183	(48,774)
Change in repurchase agreements, federal funds purchased, and other short-term borrowings, net	8,594	25,695	(1,902)
Advances from Federal Home Loan Bank	170,000	60,000	30,000
Payments on advances from Federal Home Loan Bank	(130,114)	(116)	(30,143)
Issuance of common stock	2,082	1,992	6,348
Netting of common stock	(189)	0	0
Excess tax benefits of stock-based compensation	(104)	(760)	(572)
Dividends paid	(21,330)	(20,570)	(24,546)
Net cash provided by (used in) financing activities	135,464	85,424	(69,589)
Net increase (decrease) in cash and cash equivalents	82,094	(1,124)	(100,919)
Cash and cash equivalents at beginning of year	105,517	106,641	207,560
Cash and cash equivalents at end of year	$187,611	$105,517	$106,641

Supplemental disclosures:
Income taxes paid	$20,527	$15,818	$20,827
Interest paid	11,609	11,922	13,717
Non-cash activities:
Loans to facilitate the sale of other real estate owned and repossessed assets	4,343	6,168	3,528
Common stock dividends accrued, paid in subsequent quarter	239	216	167
Real estate acquired in settlement of loans	18,557	12,199	7,384
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

Allowance for Loan and Lease Losses – We maintain an allowance for loan and lease losses ("ALLL") at a level that is appropriate to cover estimated credit losses on individually evaluated loans determined to be impaired, as well as estimated credit losses inherent in the remainder of the loan and lease portfolio.  During the quarter ending December 31, 2015, CTBI implemented a new model for determining the appropriate level for the allowance for loan and lease losses (ALLL).  The new model uses the same underlying methodology and criteria for determining the appropriate level of the ALLL under ASC 450 as did the previous model but applies the criteria at the individual loan level that is then aggregated up to the loan segment level for evaluation.  This did not change CTBI's process for evaluating the ASC 310-35 impairment analysis performed on individual impaired loans.  In the new model the historic and qualitative factors of the ALLL allocations are based upon shared common credit risk traits, such as the market that the credit was originated, the credit score of the mortgage or consumer loan borrower or the loan grade assigned to a commercial loan, which are then applied to each loan individually based on the loan's credit risk traits.  The new model was built on the premise that the assumptions contained in the previous model were appropriate but would be more accurately applied by having the ability to evaluate the criteria allocations at the loan level to address the particular credit risk characteristics specific to each loan type.  The implementation of the new model did not have significant impact on the financial position or results of operations of CTBI for the fourth quarter of 2015.  Since arriving at an appropriate ALLL involves a high degree of management judgment, we use an ongoing quarterly analysis to develop a range of estimated losses.  In accordance with accounting principles generally accepted in the United States, we use our best estimate within the range of potential credit loss to determine the appropriate ALLL.  Credit losses are charged and recoveries are credited to the ALLL.

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

When any secured commercial loan is considered uncollectable, whether past due or not, a current assessment of the value of the underlying collateral is made.  If the balance of the loan exceeds the fair value of the collateral, the loan is placed on nonaccrual and the loan is charged down to the value of the collateral less estimated cost to sell or a specific reserve equal to the difference between book value of the loan and the fair value assigned to the collateral is created until such time as the loan is foreclosed.  When the foreclosed collateral has been legally assigned to CTBI, a charge off is taken, if necessary, in order that the remaining balance reflects the fair value estimated less costs to sell of the collateral then transferred to other real estate owned or other repossessed assets.  When any unsecured commercial loan is considered uncollectable the loan is charged off no later than at 90 days past due.

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

Federal Home Loan Bank and Federal Reserve Stock – CTB is a member of the Federal Home Loan Bank ("FHLB") system.  Members are required to own a certain amount of stock based on the level of borrowings and other factors and may invest additional amounts.  FHLB stock is carried at cost, classified as a restricted security, and periodically evaluated for impairment based on the ultimate recovery par value.  Both cash and stock dividends are reported as income.

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

The balance of goodwill, at $65.5 million, has not changed since January 1, 2013.  The activity to core deposit intangible for the years ended December 31, 2015, 2014, and 2013 is shown below.

Core Deposit Intangible:

(in thousands)	2015	2014	2013
Beginning balance, January 1	$477	$690	$904
Amortization	(186)	(213)	(214)
Ending balance, December 31	$291	$477	$690

Amortization of core deposit intangible is estimated at approximately $0.2 million annually for year one and $0.1 million for year two, at which time core deposit intangible will be fully amortized.

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

Income Taxes – Income tax expense is based on the taxes due on the consolidated tax return plus deferred taxes based on the expected future tax benefits and consequences of temporary differences between carrying amounts and tax bases of assets and liabilities, using enacted tax rates.  Any interest and penalties incurred in connection with income taxes are recorded as a component of income tax expense in the consolidated financial statements.  During the years ended December 31, 2015, 2014, and 2013, CTBI has not recognized a significant amount of interest expense or penalties in connection with income taxes.

As disclosed in our September 30, 2015 Form 10-Q, CTBI was under IRS examination of our 2013 corporate income tax return.  In November 2015, we were notified by the IRS that the review has been completed and no changes were proposed to our return.

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

Segments – Management analyzes the operation of CTBI assuming one operating segment, community banking services.  CTBI, through its operating subsidiaries, offers a wide range of consumer and commercial community banking services.  These services include: (i) residential and commercial real estate loans; (ii) checking accounts; (iii) regular and term savings accounts and savings certificates; (iv) full service securities brokerage services; (v) consumer loans; (vi) debit cards; (vii) annuity and life insurance products; (viii) Individual Retirement Accounts and Keogh plans; (ix) commercial loans; (x) trust and wealth management services; (xi) commercial demand deposit accounts; and (xii) repurchase agreements.

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

On June 2, 2014, CTBI issued a 10% stock dividend to shareholders of record on May 15, 2014.  Based on the number of common shares outstanding on the record date, CTBI issued 1,582,137 new shares.  The fair market value of the additional shares issued, aggregating $52.3 million, was charged to retained earnings, and common stock and additional paid-in capital were increased by $7.9 million and $44.4 million, respectively.  All references in the consolidated financial statements and accompanying footnotes to the number of common shares and per share amounts are based on the increased number of shares giving retrospective effect to the stock dividend.

New Accounting Standards –

➢            Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure – In January 2014, the FASB also issued ASU No. 2014-04, Receivables—Troubled Debt Restructurings by Creditors (Subtopic 310-40):  Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure, which clarifies when an in-substance foreclosure or repossession of residential real estate property occurs, requiring a creditor to reclassify the loan to other real estate.  According to ASU 2014-04, a consumer mortgage loan should be reclassified to other real estate either upon the creditor obtaining legal title to the real estate collateral or when the borrower voluntarily conveys all interest in the real estate property to the creditor through a deed in lieu of foreclosure or similar legal agreement.  ASU 2014-04 also clarifies that a creditor should not delay reclassification when a borrower has a legal right of redemption.  ASU 2014-04 was effective for interim and annual periods beginning after December 15, 2014.  The adoption of this ASU did not have a material impact on CTBI's consolidated financial statements as our practice was already consistent with the new guidance.

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

➢            Intangibles – Goodwill and Other – Internal-Use Software – In April 2015, the FASB issued ASU No. 2015-05, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40).  The amendments in this update provide guidance to customers about whether a cloud computing arrangement includes a software license.  If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses.  If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract.  The guidance will not change GAAP for a customer's accounting for service contracts.  In addition, the guidance in this update supersedes paragraph 350-40-25-16.  Consequently, all software licenses within the scope of Subtopic 350-40 will be accounted for consistent with other licenses of intangible assets.  For public business entities, the amendments will be effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2015.  Early adoption is permitted.  An entity can elect to adopt the amendments either (1) prospectively to all arrangements entered into or materially modified after the effective date or (2) retrospectively.  For prospective transition, the only disclosure requirements at transition are the nature of and reason for the change in accounting principle, the transition method, and a qualitative description of the financial statement line items affected by the change.  For retrospective transition, the disclosure requirements at transition include the requirements for prospective transition and quantitative information about the effects of the accounting change.  We do not expect the adoption of this ASU to have a material effect on CTBI's consolidated financial statements.

➢            Business Combinations: Simplifying the Accounting Measurement-Period Adjustments – In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments.  Topic 805 requires that an acquirer retrospectively adjust provisional amounts recognized in a business combination, during the measurement period.  To simplify the accounting for adjustments made to provisional amounts, the amendments in the Update require that the acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amount is determined.  The acquirer is required to also record, in the same period's financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date.  In addition an entity is required to present separately on the face of the income statement or disclose in the notes to the financial statements the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date.  For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The amendments in this Update should be applied prospectively to adjustments to provisional amounts that occur after the effective date of this Update with earlier application permitted for financial statements that have not been issued.  The adoption of this ASU is not expected to have a material impact on CTBI's consolidated financial statements.

➢            Income Taxes – In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740).  Topic 740 requires an entity to separate deferred income tax liabilities and assets into current and noncurrent amounts in a classified statement of financial position.  Deferred tax liabilities and assets are classified as current or noncurrent based on the classification of the related asset or liability for financial reporting.  Deferred tax liabilities and assets that are not related to an asset or liability for financial reporting are classified according to the expected reversal date of the temporary difference.  To simplify the presentation of deferred income taxes, the amendments in this Update require that deferred income tax liabilities and assets be classified as noncurrent in a classified statement of financial position.  The amendments in this Update apply to all entities that present a classified statement of financial position. The current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount is not affected by the amendments in this Update.  For public business entities, the amendments in this Update are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods.  This ASU has no material impact on CTBI's consolidated financial statements.

➢            Financial Instruments – Overall – In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments – Overall (Subtopic 825-10).   The amendments in this Update require all equity investments to be measured at fair value with changes in the fair value recognized through net income (other than those accounted for under equity method of accounting or those that result in consolidation of the investee).  The amendments in this Update also require an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments.  In addition, the amendments in this Update eliminate the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities and the requirement to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet for public business entities.  This Update is the final version of Proposed ASU 2013-220—Financial Instruments—Overall (Subtopic 825-10) and Proposed ASU 2013-221—Financial Instruments—Overall (Subtopic 825-10).  For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.  Management does not expect this ASU to have a material impact on CTBI's consolidated financial statements.

➢            Leases – In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842).   Under the new guidance, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date:

 -A lease liability, which is a lessee's obligation to make lease payments arising from a lease, measured on a discounted basis; and
-A right-of-use asset, which is an asset that represents the lessee's right to use, or control the use of, a specified asset for the lease term.

Under the new guidance, lessor accounting is largely unchanged.  Certain targeted improvements were made to align, where necessary, lessor accounting with the lessee accounting model and Topic 606, Revenue from Contracts with Customers.

The new lease guidance simplified the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities.  Lessees will no longer be provided with a source of off-balance sheet financing.

Public business entities should apply the amendments in ASU 2016-02 for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years (i.e., January 1, 2019, for a calendar year entity).  Nonpublic business entities should apply the amendments for fiscal years beginning after December 15, 2019 (i.e., January 1, 2020, for a calendar year entity), and interim periods within fiscal years beginning after December 15, 2020.  Early application is permitted for all public business entities and all nonpublic business entities upon issuance.

Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements.  The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented.  Lessees and lessors may not apply a full retrospective transition approach.  We are currently evaluating the impact of ASU 2016-02 on our consolidated financial statements.

2.  Cash and Due from Banks and Interest Bearing Deposits

Included in cash and due from banks and interest bearing deposits are amounts required to be held at the Federal Reserve or maintained in vault cash in accordance with regulatory reserve requirements.  The balance requirements were $69.4 million and $64.5 million at December 31, 2015 and 2014, respectively.

At December 31, 2015, CTBI had cash accounts which exceeded federally insured limits, and therefore are not subject to FDIC insurance, with $130.6 million in deposits with the Federal Reserve, $22.4 million in deposits with Fifth Third Bank, and $4.2 million in deposits with the Federal Home Loan Bank.

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

The amortized cost and fair value of securities at December 31, 2015 are summarized as follows:

Available-for-Sale

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury and government agencies	$240,434	$311	$(1,351)	$239,394
State and political subdivisions	125,665	3,707	(157)	129,215
U.S. government sponsored agency mortgage-backed securities	202,282	1,564	(2,270)	201,576
Total debt securities	568,381	5,582	(3,778)	570,185
CRA investment funds	25,000	0	(249)	24,751
Total available-for-sale securities	$593,381	$5,582	$(4,027)	$594,936

Held-to-Maturity

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury and government agencies	$480	$0	$(12)	$468
State and political subdivisions	1,181	2	0	1,183
Total held-to-maturity securities	$1,661	$2	$(12)	$1,651

The amortized cost and fair value of securities at December 31, 2014 are summarized as follows:

Available-for-Sale

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury and government agencies	$190,563	$509	$(2,140)	$188,932
State and political subdivisions	133,951	3,973	(466)	137,458
U.S. government sponsored agency mortgage-backed securities	288,881	2,876	(2,850)	288,907
Total debt securities	613,395	7,358	(5,456)	615,297
CRA investment funds	25,000	0	(111)	24,889
Total available-for-sale securities	$638,395	$7,358	$(5,567)	$640,186

Held-to-Maturity

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury and government agencies	$480	$0	$(19)	$461
State and political subdivisions	1,182	1	0	1,183
Total held-to-maturity securities	$1,662	$1	$(19)	$1,644

The amortized cost and fair value of securities at December 31, 2015 by contractual maturity are shown below.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale		Held-to-Maturity
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$43,386	$43,403	$0	$0
Due after one through five years	189,343	189,131	1,181	1,183
Due after five through ten years	86,596	88,577	480	468
Due after ten years	46,774	47,498	0	0
U.S. government sponsored agency mortgage-backed securities	202,282	201,576	0	0
Total debt securities	568,381	570,185	1,661	1,651
CRA investment funds	25,000	24,751	0	0
Total securities	$593,381	$594,936	$1,661	$1,651

In 2015, there was a net loss of $106 thousand realized on sales and calls of AFS securities, consisting of a pre-tax gain of $839 thousand and a pre-tax loss of $945 thousand.  There was a net loss of $211 thousand realized in 2014 and a net loss of $45 thousand realized in 2013.

 The amortized cost of securities pledged as collateral, to secure public deposits and for other purposes, was $228.2 million at December 31, 2015 and $267.1 million at December 31, 2014.

The amortized cost of securities sold under agreements to repurchase amounted to $285.5 million at December 31, 2015 and $280.9 million at December 31, 2014.

CTBI evaluates its investment portfolio on a quarterly basis for impairment.  The analysis performed as of December 31, 2015 indicates that all impairment is considered temporary, market and interest rate driven, and not credit-related.  The percentage of total investments with unrealized losses as of December 31, 2015 was 62.8% compared to 44.1% as of December 31, 2014.  The following tables provide the amortized cost, gross unrealized losses, and fair market value, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position as of December 31, 2015 that are not deemed to be other-than-temporarily impaired.

Available-for-Sale

(in thousands)	Amortized Cost	Gross Unrealized Losses	Fair Value
Less Than 12 Months
U.S. Treasury and government agencies	$142,147	$(487)	$141,660
State and political subdivisions	11,190	(106)	11,084
U.S. government sponsored agency mortgage-backed securities	92,009	(899)	91,110
Total debt securities	245,346	(1,492)	243,854
CRA investment funds	25,000	(249)	24,751
Total <12 months temporarily impaired AFS securities	270,346	(1,741)	268,605

12 Months or More
U.S. Treasury and government agencies	54,772	(864)	53,908
State and political subdivisions	3,187	(51)	3,136
U.S. government sponsored agency mortgage-backed securities	49,908	(1,371)	48,537
Total debt securities	107,867	(2,286)	105,581
CRA investment funds	0	0	0
Total ≥12 months temporarily impaired AFS securities	107,867	(2,286)	105,581

Total
U.S. Treasury and government agencies	196,919	(1,351)	195,568
State and political subdivisions	14,377	(157)	14,220
U.S. government sponsored agency mortgage-backed securities	141,917	(2,270)	139,647
Total debt securities	353,213	(3,778)	349,435
CRA investment funds	25,000	(249)	24,751
Total temporarily impaired AFS securities	$378,213	$(4,027)	$374,186

Held-to-Maturity

(in thousands)	Amortized Cost	Gross Unrealized Losses	Fair Value
12 Months or More
U.S. Treasury and government agencies	$480	$(12)	$468
Total temporarily impaired HTM securities	$480	$(12)	$468

U.S. Treasury and Government Agencies

The unrealized losses in U.S. Treasury and government agencies were caused by interest rate increases.  The contractual terms of those investments do not permit the issuer to settle the securities at a price less than amortized cost.  CTBI does not consider those investments to be other-than-temporarily impaired at December 31, 2015, because CTBI does not intend to sell the investments and it is not more likely than not that we will be required to sell the investments before recovery of their amortized cost, which may be maturity.

State and Political Subdivisions

The unrealized losses in securities of state and political subdivisions were caused by interest rate increases.  The contractual terms of those investments do not permit the issuer to settle the securities at a price less than amortized cost.  CTBI does not consider those investments to be other-than-temporarily impaired at December 31, 2015, because CTBI does not intend to sell the investments before recovery of their amortized cost, which may be maturity.

U.S. Government Sponsored Agency Mortgage-Backed Securities

The unrealized losses in U.S. government sponsored agency mortgage-backed securities were caused by interest rate increases.  CTBI expects to recover the amortized cost basis over the term of the securities.  CTBI does not consider those investments to be other-than-temporarily impaired at December 31, 2015, because (i) the decline in market value is attributable to changes in interest rates and not credit quality, (ii) CTBI does not intend to sell the investments, and (iii) it is not more likely than not we will be required to sell the investments before recovery of their amortized cost, which may be maturity.

CRA Investment Funds

CTBI's CRA investment funds consist of investments in fixed income mutual funds ($24.8 million of the total fair value and $249 thousand of the total unrealized losses in common stock investments).  The severity of the impairment (fair value is approximately 1.0% less than cost) and the duration of the impairment correlates with the decline in long-term interest rates in 2015.  CTBI evaluated the near-term prospects of these funds in relation to the severity and duration of the impairment.  Based on that evaluation, CTBI does not consider those investments to be other-than-temporarily impaired at December 31, 2015.

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

4.  Loans

Major classifications of loans, net of unearned income, deferred loan origination costs, and net premiums on acquired loans, are summarized as follows:

(in thousands)	December 31 2015	December 31 2014
Commercial construction	$78,020	$121,942
Commercial secured by real estate	1,052,919	948,626
Equipment lease financing	8,514	10,344
Commercial other	358,898	352,048
Real estate construction	61,750	62,412
Real estate mortgage	707,874	712,465
Home equity	89,450	88,335
Consumer direct	126,406	122,136
Consumer indirect	390,130	315,516
Total loans	$2,873,961	$2,733,824

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

Not included in the loan balances above were loans held for sale in the amount of $1.2 million at December 31, 2015 and $2.3 million at December 31, 2014.

Refer to note 1 to the condensed consolidated financial statements for further information regarding our nonaccrual policy.  Nonaccrual loans segregated by class of loans were as follows:

(in thousands)	December 31 2015	December 31 2014
Commercial:
Commercial construction	$3,402	$4,339
Commercial secured by real estate	5,928	6,725
Commercial other	1,485	2,423

Residential:
Real estate construction	249	602
Real estate mortgage	5,206	6,513
Home equity	183	369
Consumer:
Consumer direct	110	0
Total nonaccrual loans	$16,563	$20,971

The following tables present CTBI's loan portfolio aging analysis, segregated by class, as of December 31, 2015 and 2014:

	December 31, 2015
(in thousands)	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Current	Total Loans	90+ and Accruing*
Commercial:
Commercial construction	$36	$6	$3,431	$3,473	$74,547	$78,020	$30
Commercial secured by real estate	2,947	622	7,923	11,492	1,041,427	1,052,919	3,757
Equipment lease financing	199	0	0	199	8,315	8,514	0
Commercial other	762	121	1,476	2,359	356,539	358,898	310
Residential:
Real estate construction	443	62	291	796	60,954	61,750	55
Real estate mortgage	1,128	3,888	10,907	15,923	691,951	707,874	6,925
Home equity	527	148	580	1,255	88,195	89,450	448
Consumer:
Consumer direct	835	479	126	1,440	124,966	126,406	126
Consumer indirect	2,133	814	395	3,342	386,788	390,130	395
Total	$9,010	$6,140	$25,129	$40,279	$2,833,682	$2,873,961	$12,046

	December 31, 2014
(in thousands)	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Current	Total Loans	90+ and Accruing*
Commercial:
Commercial construction	$40	$31	$6,171	$6,242	$115,700	$121,942	$1,863
Commercial secured by real estate	2,471	1,595	10,763	14,829	933,797	948,626	4,682
Equipment lease financing	0	0	0	0	10,344	10,344	0
Commercial other	826	55	4,205	5,086	346,962	352,048	2,367
Residential:
Real estate construction	92	144	985	1,221	61,191	62,412	383
Real estate mortgage	1,005	5,171	13,049	19,225	693,240	712,465	7,742
Home equity	779	197	703	1,679	86,656	88,335	422
Consumer:
Consumer direct	1,307	295	141	1,743	120,393	122,136	141
Consumer indirect	2,304	586	385	3,275	312,241	315,516	385
Total	$8,824	$8,074	$36,402	$53,300	$2,680,524	$2,733,824	$17,985

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

Consumer loans are secured by consumer assets such as automobiles, boats, or recreational vehicles.  Some consumer loans are unsecured such as small installment loans and certain lines of credit.  Our determination of a borrower's ability to repay these loans is primarily dependent on the personal income and credit rating of the borrowers, which can be impacted by economic conditions in their market areas such as unemployment levels.  Repayment can also be impacted by changes in property values on residential properties.  Risk is mitigated by the fact that the loans are of smaller individual amounts and spread over a large number of borrowers.

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

The following tables present the credit risk profile of CTBI's commercial loan portfolio based on rating category and payment activity, segregated by class of loans, as of December 31, 2015 and 2014:

(in thousands)	Commercial Construction	Commercial Secured by Real Estate	Equipment Leases	Commercial Other	Total
December 31, 2015
Pass	$62,978	$937,196	$8,514	$312,100	$1,320,788
Watch	4,931	71,830	0	37,670	114,431
OAEM	2,206	13,765	0	963	16,934
Substandard	6,780	29,232	0	7,072	43,084
Doubtful	1,125	896	0	1,093	3,114
Total	$78,020	$1,052,919	$8,514	$358,898	$1,498,351

December 31, 2014
Pass	$101,314	$834,751	$10,344	$307,270	$1,253,679
Watch	9,857	69,123	0	36,114	115,094
OAEM	934	10,973	0	881	12,788
Substandard	5,647	27,901	0	5,772	39,320
Doubtful	4,190	5,878	0	2,011	12,079
Total	$121,942	$948,626	$10,344	$352,048	$1,432,960

The following tables present the credit risk profile of CTBI's residential real estate and consumer loan portfolios based on performing or nonperforming status, segregated by class, as of December 31, 2015 and 2014:

(in thousands)	Real Estate Construction	Real Estate Mortgage	Home Equity	Consumer Direct	Consumer Indirect	Total
December 31, 2015
Performing	$61,446	$695,743	$88,819	$126,170	$389,735	$1,361,913
Nonperforming (1)	304	12,131	631	236	395	13,697
Total	$61,750	$707,874	$89,450	$126,406	$390,130	$1,375,610

December 31, 2014
Performing	$61,427	$698,210	$87,544	$121,995	$315,131	$1,284,307
Nonperforming (1)	985	14,255	791	141	385	16,557
Total	$62,412	$712,465	$88,335	$122,136	$315,516	$1,300,864

(1)  A loan is considered nonperforming if it is 90 days or more past due or on nonaccrual.

The total of consumer mortgage loans secured by real estate properties for which formal foreclosure proceedings are in process totaled $4.4 million at December 31, 2015 compared to $5.9 million at December 31, 2014.

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

The following table presents impaired loans, the average investment in impaired loans, and interest income recognized on impaired loans for the years ended December 31, 2015, 2014, and 2013:

	December 31, 2015
(in thousands)	Recorded Balance	Unpaid Contractual Principal Balance	Specific Allowance	Average Investment in Impaired Loans	*Interest Income Recognized
Loans without a specific valuation allowance:
Commercial construction	$2,861	$2,862	$0	$4,574	$200
Commercial secured by real estate	30,761	32,166	0	30,605	1,378
Commercial other	7,500	9,148	0	8,802	316
Real estate mortgage	1,744	1,744	0	1,179	50

Loans with a specific valuation allowance:
Commercial construction	3,402	3,402	831	3,631	0
Commercial secured by real estate	2,660	2,768	1,227	2,349	7
Commercial other	960	1,153	403	836	1

Totals:
Commercial construction	6,263	6,264	831	8,205	200
Commercial secured by real estate	33,421	34,934	1,227	32,954	1,385
Commercial other	8,460	10,301	403	9,638	317
Real estate mortgage	1,744	1,744	0	1,179	50
Total	$49,888	$53,243	$2,461	$51,976	$1,952

	December 31, 2014
(in thousands)	Recorded Balance	Unpaid Contractual Principal Balance	Specific Allowance	Average Investment in Impaired Loans	*Interest Income Recognized
Loans without a specific valuation allowance:
Commercial construction	$5,653	$5,654	$0	$5,415	$205
Commercial secured by real estate	31,639	33,268	0	34,650	1,180
Commercial other	13,069	14,597	0	15,663	783
Real estate mortgage	1,277	1,277	0	1,507	53

Loans with a specific valuation allowance:
Commercial construction	3,974	3,974	734	4,216	0
Commercial secured by real estate	2,718	2,876	827	4,376	11
Commercial other	738	862	181	531	1

Totals:
Commercial construction	9,627	9,628	734	9,631	205
Commercial secured by real estate	34,357	36,144	827	39,026	1,191
Commercial other	13,807	15,459	181	16,194	784
Real estate mortgage	1,277	1,277	0	1,507	53
Total	$59,068	$62,508	$1,742	$66,358	$2,233

	December 31, 2013
(in thousands)	Recorded Balance	Unpaid Contractual Principal Balance	Specific Allowance	Average Investment in Impaired Loans	*Interest Income Recognized
Loans without a specific valuation allowance:
Commercial construction	$5,457	$5,458	$0	$5,595	$240
Commercial secured by real estate	35,258	36,173	0	32,472	1,231
Commercial other	14,839	16,435	0	15,396	568
Real estate mortgage	1,024	1,024	0	934	43

Loans with a specific valuation allowance:
Commercial construction	4,353	4,359	1,189	4,935	0
Commercial secured by real estate	4,039	4,326	1,005	5,033	1
Commercial other	330	453	102	525	0

Totals:
Commercial construction	9,810	9,817	1,189	10,530	240
Commercial secured by real estate	39,297	40,499	1,005	37,505	1,232
Commercial other	15,169	16,888	102	15,921	568
Real estate mortgage	1,024	1,024	0	934	43
Total	$65,300	$68,228	$2,296	$64,890	$2,083

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

During 2015, certain loans were modified in troubled debt restructurings, where economic concessions were granted to borrowers consisting of reductions in the interest rates, payment extensions, forgiveness of principal, and forbearances.  Presented below, segregated by class of loans, are troubled debt restructurings that occurred during the years ended December 31, 2015 and 2014:

	Year Ended December 31, 2015
(in thousands)	Number of Loans	Term Modification	Rate Modification	Combination	Post-Modification Outstanding Balance
Commercial:
Commercial construction	3	$428	$0	$0	$428
Commercial secured by real estate	21	4,244	0	1,760	6,004
Commercial other	7	3,847	0	0	3,847
Residential:
Real estate mortgage	3	0	0	848	848
Total troubled debt restructurings	34	$8,519	$0	$2,608	$11,127

	Year Ended December 31, 2014
(in thousands)	Number of Loans	Term Modification	Rate Modification	Combination	Post-Modification Outstanding Balance
Commercial:
Commercial construction	1	$7	$0	$0	$7
Commercial secured by real estate	11	5,707	0	68	5,775
Commercial other	8	1,268	0	0	1,268
Residential:
Real estate mortgage	2	0	0	848	848
Total troubled debt restructurings	22	$6,982	$0	$916	$7,898

No charge-offs have resulted from modifications for any of the presented periods.  We have commitments to extend additional credit in the amount of $0.2 million on loans that are considered troubled debt restructurings.

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

(in thousands)	Year Ended December 31, 2015
	Number of Loans	Recorded Balance
Commercial:
Commercial secured by real estate	3	$114
Total defaulted restructured loans	3	$114

(in thousands)	Year Ended December 31, 2014
	Number of Loans	Recorded Balance
Commercial:
Commercial other	1	$88
Residential:
Real estate mortgage	1	581
Total defaulted restructured loans	2	$669

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

The following table presents the components of mortgage banking income:

(in thousands) Year Ended December 31	2015	2014	2013
Net gain on sale of loans held for sale	$1,978	$1,468	$3,098
Net loan servicing income (expense)
Servicing fees	1,197	1,129	1,121
Late fees	88	112	98
Ancillary fees	212	149	368
Fair value adjustments	(289)	(830)	206
Net loan servicing income	1,208	560	1,793
Mortgage banking income	$3,186	$2,028	$4,891

Mortgage loans serviced for others are not included in the accompanying balance sheets.  Loans serviced for the benefit of others (primarily FHLMC) totaled $458 million, $441 million, and $456 million at December 31, 2015, 2014 and 2013, respectively.  Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors, and processing foreclosures.  Custodial escrow balances maintained in connection with the foregoing loan servicing, and included in demand deposits, were approximately $986 thousand, $888 thousand, and $855 thousand at December 31, 2015, 2014, and 2013, respectively.

Activity for capitalized mortgage servicing rights using the fair value method is as follows:

(in thousands)	2015	2014	2013
Fair value of MSRs, beginning of period	$2,968	$3,424	$2,364
New servicing assets created	557	374	854
Change in fair value during the period due to:
Time decay (1)	(168)	(162)	(159)
Payoffs (2)	(247)	(202)	(423)
Changes in valuation inputs or assumptions (3)	126	(466)	788
Fair value of MSRs, end of period	$3,236	$2,968	$3,424

(1)	Represents decrease in value due to regularly scheduled loan principal payments and partial loan paydowns.
(2)	Represents decrease in value due to loans that paid off during the period.
(3)	Represents change in value resulting from market-driven changes in interest rates.

The fair values of capitalized mortgage servicing rights were $3.2 million, $3.0 million, and $3.4 million at December 31, 2015, 2014, and 2013, respectively.  Fair values for the years ended December 31, 2015, 2014, and 2013 were determined by third-party valuations using a discount rate of 10.1%, 10.1%, and 10.0%, respectively, and weighted average default rates of 2.64%, 3.61%, and 3.36%, respectively.  Prepayment speeds generated using the Andrew Davidson Prepayment Model averaged 10.0%, 11.3%, and 9.7% at December 31, 2015, 2014, and 2013, respectively.  MSR values are very sensitive to movement in interest rates as expected future net servicing income depends on the projected balance of the underlying loans, which can be greatly impacted by the level of prepayments.  CTBI does not currently hedge against changes in the fair value of its MSR portfolio.

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

Activity for related party extensions of credit during 2015 and 2014 is as follows:

(in thousands)	2015	2014
Related party extensions of credit, beginning of period	$37,473	$33,103
New loans and advances on lines of credit	867	5,500
Repayments	(9,116)	(1,281)
Increase (decrease) due to changes in related parties	0	151
Related party extensions of credit, end of period	$29,224	$37,473

The aggregate balances of related party deposits at December 31, 2015 and 2014 were $12.5 million and $12.4 million, respectively.

A director of CTBI is a shareholder in a law firm that provided services to CTBI and its subsidiaries during the years 2015, 2014, and 2013.  Approximately $1.2 million in legal fees and $0.1 million in expenses paid on behalf of CTBI, $1.3 million total, were paid to this law firm during 2015.  Approximately $1.0 million in legal fees and $0.1 million in expenses, $1.1 million total, were paid during 2014, and approximately $1.1 million in legal fees and $0.2 million in expenses, $1.3 million in total, were paid during 2013.

7.  Allowance for Loan and Lease Losses

The following tables present the balance in the allowance for loan and lease losses ("ALLL") and the recorded investment in loans based on portfolio segment and impairment method as of December 31, 2015, 2014, and 2013:

2015
(in thousands)	Commercial Construction	Commercial Secured by Real Estate	Equipment Lease Financing	Commercial Other	Real Estate Construction	Real Estate Mortgage	Home Equity	Consumer Direct	Consumer Indirect	Total
ALLL
Balance, beginning of year	$2,896	$13,618	$119	$4,263	$534	$6,094	$756	$1,574	$4,593	$34,447
Provision charged to expense	(707)	2,135	(40)	1,338	147	1,888	158	891	2,840	8,650
Losses charged off	3	1,379	0	1,961	135	1,421	129	1,306	3,536	9,870
Recoveries	13	60	0	585	4	117	54	435	1,599	2,867
Balance, end of year	$2,199	$14,434	$79	$4,225	$550	$6,678	$839	$1,594	$5,496	$36,094

Ending balance:
Individually evaluated for impairment	$831	$1,227	$0	$403	$0	$0	$0	$0	$0	$2,461
Collectively evaluated for impairment	$1,368	$13,207	$79	$3,822	$550	$6,678	$839	$1,594	$5,496	$33,633

Loans
Ending balance:
Individually evaluated for impairment	$6,263	$33,421	$0	$8,460	$0	$1,744	$0	$0	$0	$49,888
Collectively evaluated for impairment	$71,757	$1,019,498	$8,514	$350,438	$61,750	$706,130	$89,450	$126,406	$390,130	$2,824,073

2014
(in thousands)	Commercial Construction	Commercial Secured by Real Estate	Equipment Lease Financing	Commercial Other	Real Estate Construction	Real Estate Mortgage	Home Equity	Consumer Direct	Consumer Indirect	Total
ALLL
Balance, beginning of year	$3,396	$14,535	$121	$5,238	$397	$4,939	$601	$1,127	$3,654	$34,008
Provision charged to expense	(513)	941	(2)	1,545	258	2,173	265	1,207	2,881	8,755
Losses charged off	15	2,163	0	3,141	123	1,058	115	1,326	3,495	11,436
Recoveries	28	305	0	621	2	40	5	566	1,553	3,120
Balance, end of year	$2,896	$13,618	$119	$4,263	$534	$6,094	$756	$1,574	$4,593	$34,447

Ending balance:
Individually evaluated for impairment	$734	$827	$0	$181	$0	$0	$0	$0	$0	$1,742
Collectively evaluated for impairment	$2,162	$12,791	$119	$4,082	$534	$6,094	$756	$1,574	$4,593	$32,705

Loans
Ending balance:
Individually evaluated for impairment	$9,627	$34,357	$0	$13,807	$0	$1,277	$0	$0	$0	$59,068
Collectively evaluated for impairment	$112,315	$914,269	$10,344	$338,241	$62,412	$711,188	$88,335	$122,136	$315,516	$2,674,756

2013
(in thousands)	Commercial Construction	Commercial Secured by Real Estate	Equipment Lease Financing	Commercial Other	Real Estate Construction	Real Estate Mortgage	Home Equity	Consumer Direct	Consumer Indirect	Total
ALLL
Balance, beginning of year	$4,033	$13,541	$126	$5,469	$376	$4,767	$563	$1,102	$3,268	$33,245
Provision charged to expense	189	2,438	(5)	1,477	106	860	268	696	2,539	8,568
Losses charged off	1,135	1,607	0	2,265	89	744	241	1,166	3,802	11,049
Recoveries	309	163	0	557	4	56	11	495	1,649	3,244
Balance, end of year	$3,396	$14,535	$121	$5,238	$397	$4,939	$601	$1,127	$3,654	$34,008

Ending balance:
Individually evaluated for impairment	$1,189	$1,005	$0	$102	$0	$0	$0	$0	$0	$2,296
Collectively evaluated for impairment	$2,207	$13,530	$121	$5,136	$397	$4,939	$601	$1,127	$3,654	$31,712

Loans
Ending balance:
Individually evaluated for impairment	$9,810	$39,297	$0	$15,169	$0	$1,024	$0	$0	$0	$65,300
Collectively evaluated for impairment	$100,969	$833,245	$8,840	$359,712	$56,075	$696,577	$84,880	$122,215	$287,541	$2,550,054

8.  Premises and Equipment

Premises and equipment are summarized as follows:

(in thousands) December 31	2015	2014
Land and buildings	$76,709	$76,795
Leasehold improvements	4,793	4,760
Furniture, fixtures, and equipment	35,382	34,234
Construction in progress	196	227
Total premises and equipment	117,080	116,016
Less accumulated depreciation and amortization	(68,892)	(66,036)
Premises and equipment, net	$48,188	$49,980

Depreciation and amortization of premises and equipment for 2015, 2014, and 2013 was $3.7 million, $4.1 million, and $4.3 million, respectively.

9.  Other Real Estate Owned

Activity for other real estate owned was as follows:

(in thousands)	2015	2014
Beginning balance of other real estate owned	$36,776	$39,188
New assets acquired	18,850	12,199
Capitalized costs	85	0
Fair value adjustments	(1,656)	(1,730)
Sale of assets	(13,381)	(12,881)
Ending balance of other real estate owned	$40,674	$36,776
Carrying costs and fair value adjustments associated with foreclosed properties were $3.5 million, $3.9 million, and $5.2 million for 2015, 2014, and 2013, respectively.  See note 1 for a description of our accounting policies relative to foreclosed properties and other real estate owned.

The major classifications of foreclosed properties are shown in the following table:

(in thousands) December 31	2015	2014
1-4 family	$7,493	$10,337
Agricultural/farmland	116	116
Construction/land development/other	22,570	18,735
Multifamily	833	1,289
Non-farm/non-residential	9,662	6,299
Total foreclosed properties	$40,674	$36,776

10.  Deposits

Major classifications of deposits are categorized as follows:

(in thousands) December 31	2015	2014
Noninterest bearing deposits	$749,975	$677,626
NOW accounts	44,567	31,998
Money market deposits	614,911	577,677
Savings	382,131	348,038
Certificates of deposit and other time deposits of $100,000 or more	606,859	619,887
Certificates of deposit and other time deposits less than $100,000	582,339	619,031
Total deposits	$2,980,782	$2,874,257

Certificates of deposit and other time deposits of $250,000 or more at December 31, 2015 and 2014 were $190.6 million and $184.4 million, respectively.

Maturities of certificates of deposits and other time deposits are presented below:

	Maturities by Period at December 31, 2015
(in thousands)	Total	Within 1 Year	2 Years	3 Years	4 Years	5 Years	After 5 Years
Certificates of deposit and other time deposits of $100,000 or more	$606,859	$487,052	$55,495	$25,927	$14,806	$23,477	$102
Certificates of deposit and other time deposits less than $100,000	582,339	496,945	41,213	20,010	11,549	12,330	292
Total maturities	$1,189,198	$983,997	$96,708	$45,937	$26,355	$35,807	$394

11.  Borrowings

Short-term debt is categorized as follows:

(in thousands) December 31	2015	2014
Repurchase agreements	$251,225	$235,186
Federal funds purchased	3,596	11,041
Total short-term debt	$254,821	$246,227

All federal funds purchased and the majority of repurchase agreements mature and reprice daily.  The average rates paid for federal funds purchased and repurchase agreements on December 31, 2015 were 0.27% and 0.40%, respectively.

The maximum balance for repurchase agreements at any month-end during 2015 occurred at September 30, 2015, with a month-end balance of $256.2 million.  The average balance of repurchase agreements for the year was $244.9 million.

On November 2, 2015, Community Trust Bancorp, Inc. entered into a revolving credit promissory note for a line of credit in the amount of $12 million at a floating interest rate of 2.00% in excess of the one-month LIBOR Rate, with an unused commitment fee of 0.15%.  Currently, all $12 million remain available for general corporate purposes.  The agreement, which was effective November 2, 2015, replaced the agreement dated October 31, 2014, and will mature on October 31, 2016.

Long-term debt is categorized as follows:

(in thousands) December 31	2015	2014
Junior subordinated debentures, 2.00%, due 6/1/37	$61,341	$61,341

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

On November 27, 2015, the coupon rate was set at 2.00% for the March 1, 2016 distribution date, which was based on the three-month LIBOR rate as of November 27, 2015 of 0.41% plus 1.59%.

12.  Repurchase Agreements

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

We monitor collateral levels on a continuous basis and maintain records of each transaction specifically describing the applicable security and the counterparty's fractional interest in that security, and we segregate the security from its general assets in accordance with regulations governing custodial holdings of securities.  The primary risk with our repurchase agreements is market risk associated with the securities securing the transactions, as we may be required to provide additional collateral based on fair value changes of the underlying securities.  Securities pledged as collateral under repurchase agreements are maintained with our safekeeping agents.  The carrying value of investment securities available for sale pledged as collateral under repurchase agreements totaled $288.1 million and $283.3 million at December 31, 2015 and December 31, 2014, respectively.

The remaining contractual maturity of the securities sold under agreements to repurchase by class of collateral pledged included in the accompanying consolidated balance sheets as of December 31, 2015 and December 31, 2014 is presented in the following tables:

	December 31, 2015
	Remaining Contractual Maturity of the Agreements
(in thousands)	Overnight and Continuous	Up to 30 days	30-90 days	Greater Than 90 days	Total
Repurchase agreements and repurchase-to-maturity transactions:
U.S. Treasury and government agencies	$19,184	$0	$10,401	$48,695	$78,280
State and political subdivisions	58,676	494	1,656	9,159	69,985
U.S. government sponsored agency mortgage-backed securities	27,810	6	12,278	62,866	102,960
Total	$105,670	$500	$24,335	$120,720	$251,225

	December 31, 2014
	Remaining Contractual Maturity of the Agreements
(in thousands)	Overnight and Continuous	Up to 30 days	30-90 days	Greater Than 90 days	Total
Repurchase agreements and repurchase-to-maturity transactions:
U.S. Treasury and government agencies	$6,790	$1,000	$6,834	$14,076	$28,700
State and political subdivisions	59,451	0	1,839	12,474	73,764
U.S. government sponsored agency mortgage-backed securities	39,315	0	15,871	77,536	132,722
Total	$105,556	$1,000	$24,544	$104,086	$235,186

13.  Advances from Federal Home Loan Bank

Federal Home Loan Bank advances consisted of the following monthly amortizing and term borrowings at December 31:

(in thousands)	2015	2014
Monthly amortizing	$1,056	$1,170
Term	100,000	60,000
Total FHLB advances	$101,056	$61,170

The advances from the FHLB that require monthly principal payments were due for repayment as follows:

	Principal Payments Due by Period at December 31, 2015
(in thousands)	Total	Within 1 Year	2 Years	3 Years	4 Years	5 Years	After 5 Years
Outstanding advances, weighted average interest rate – 1.53%	$1,056	$120	$98	$403	$20	$20	$395

At December 31, 2014, CTBI had monthly amortizing FHLB advances totaling $1.2 million at a weighted average interest rate of 1.70%.

CTBI utilizes the FHLB cash management advance to facilitate any short-term funding needs.  These short-term advances typically have a two-week maturity and require the total payment to be made at maturity.  At December 31, 2015, CTBI had a $100.0 million term advance with a fixed interest rate of 0.34% and a maturity date of January 6, 2016.  At December 31, 2014, CTBI had a $60.0 million term advance with a fixed interest rate of 0.17% and a maturity date of January 5, 2015.

Advances totaling $101.1 million at December 31, 2015 were collateralized by FHLB stock of $17.9 million and a blanket lien on qualifying 1-4 family first mortgage loans.  As of December 31, 2015, CTBI had a $490.3 million FHLB borrowing capacity with $101.1 million in advances and $170.9 million in letters of credit used for public fund pledging leaving $218.3 million available for additional advances.  The advances had fixed interest rates ranging from 0.00% to 6.42% with a weighted average rate of 0.35%.  The advances are subject to restrictions or penalties in the event of prepayment.

14.  Income Taxes

The components of the provision for income taxes, exclusive of tax effect of unrealized securities gains and losses, are as follows:

(in thousands)	2015	2014	2013
Current income tax expense	$18,416	$20,194	$19,418
Deferred income tax expense (benefit)	115	(1,048)	582
Total income tax expense	$18,531	$19,146	$20,000

A reconciliation of income tax expense at the statutory rate to our actual income tax expense is shown below:

(in thousands)	2015		2014		2013
Computed at the statutory rate	$22,737	35.00%	$21,839	35.00%	$22,810	35.00%
Adjustments resulting from:
Tax-exempt interest	(1,275)	(1.96)	(1,204)	(1.93)	(1,126)	(1.73)
Housing and new markets credits	(2,692)	(4.14)	(1,076)	(1.72)	(996)	(1.52)
Dividends received deduction	(128)	(0.20)	(178)	(0.29)	(291)	(0.45)
Bank owned life insurance	(549)	(0.84)	(503)	(0.81)	(791)	(1.22)
ESOP dividend deduction	(298)	(0.46)	(284)	(0.46)	(281)	(0.43)
Other, net	736	1.13	552	0.89	675	1.04
Total	$18,531	28.53%	$19,146	30.68%	$20,000	30.69%

The components of the net deferred tax liability as of December 31 are as follows:

(in thousands)	2015	2014
Deferred tax assets:
Allowance for loan and lease losses	$12,633	$12,019
Interest on nonperforming loans	806	1,039
Accrued expenses	2,087	1,911
Allowance for other real estate owned	2,185	1,901
Other	665	1,145
Total deferred tax assets	18,376	18,015

Deferred tax liabilities:
Depreciation and amortization	(20,150)	(19,181)
FHLB stock dividends	(3,460)	(3,460)
Loan fee income	(552)	(744)
Mortgage servicing rights	(1,133)	(1,039)
Capitalized lease obligations	(211)	(681)
Unrealized gains on AFS securities	(544)	(1,231)
Limited partnership investments	(650)	(395)
Other	(596)	(776)
Total deferred tax liabilities	(27,296)	(27,507)

Net deferred tax liability	$(8,920)	$(9,492)

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

In 2015, CTBI was subject to an examination by the IRS for the tax year 2013.  In November of 2015, CTBI was notified that the examination was being concluded with no proposed changes to our 2013 corporate income tax return.  With a few exceptions, CTBI is no longer subject to U.S. federal tax examinations by tax authorities for years before 2012, and state and local income tax examinations by tax authorities for years before 2011.  For federal tax purposes, CTBI recognizes interest and penalties on income taxes as a component of income tax expense.

CTBI files consolidated income tax returns with its subsidiaries.

15.  Employee Benefits

CTBI maintains two separate retirement savings plans, a 401(k) Plan and an Employee Stock Ownership Plan ("ESOP").

The 401(k) Plan is available to all employees (age 21 and over) with one year of service and who work at least 1,000 hours per year.  Participants in the plan have the option to contribute from 1% to 20% of their annual compensation.  CTBI matches 50% of participant contributions up to 4% of gross pay. CTBI may at its discretion, contribute an additional percentage of covered employees' compensation.  CTBI's matching contributions were $1.0 million for the years ended December 31, 2015, 2014, and 2013.  The 401(k) Plan owned 515,062, 503,082, and 487,330 shares of CTBI's common stock at December 31, 2015, 2014, and 2013, respectively.  Substantially all shares owned by the 401(k) were allocated to employee accounts on those dates. The market price of the shares at the date of allocation is essentially the same as the market price at the date of purchase.

The ESOP Plan has the same entrance requirements as the 401(k) Plan above.  CTBI currently contributes 4% of covered employees' gross compensation to the ESOP.  The ESOP uses the contributions to acquire shares of CTBI's common stock.  CTBI's contributions to the ESOP were $1.5 million for the years ended December 31, 2015, 2014, and 2013.  The ESOP owned 765,630, 752,710, and 746,260 shares of CTBI's common stock at December 31, 2015, 2014, and 2013, respectively.  Substantially all shares owned by the ESOP were allocated to employee accounts on those dates.  The market price of the shares at the date of allocation is essentially the same as the market price at the date of purchase.

Stock-Based Compensation:

As of December 31, 2015, CTBI maintained one active and two inactive incentive stock ownership plans covering key employees.  The 2015 Stock Ownership Incentive Plan ("2015 Plan") was approved by the Board of Directors and the Shareholders in 2015.  The 2006 Stock Ownership Incentive Plan ("2006 Plan") was approved by the Board of Directors and the Shareholders in 2006.  The 2006 Plan was rendered inactive as of April 28, 2015.  The 1998 Stock Option Plan ("1998 Plan") was approved by the Board of Directors and the Shareholders in 1998.  The 1998 Plan was rendered inactive as of April 26, 2006.  The 2015 Plan has 550,000 shares authorized, all of which were available at December 31, 2015.  Shares issuable pursuant to awards which were granted under the prior plans on or before their respective expiration or termination dates will be issued from the remaining shares reserved for issuance under the prior plans. The shares of common stock reserved for issuance under the prior plans in excess of the number of shares as to which options or other benefits are awarded thereunder, and any shares as to which options or other benefits granted under the prior plans may lapse, expire, terminate or be canceled, will not be reserved and available for issuance or reissuance under the 2015 Plan.   The 2006 Plan had 1,650,000 shares authorized, 1,533,794 available for issuance on December 31, 2015 related to awards issued prior to its termination.  In January 2016, 18,069 shares were issued under the terms of the 2015 Plan pursuant to awards granted and earned under the 2006 Plan.  Accordingly, this issuance did not reduce the shares available under the 2015 Plan.  Additional shares will not be issued under the 2015 Plan pursuant to awards granted under the 2006 Plan.  The following table provides detail of the number of shares to be issued upon exercise of outstanding stock-based awards and remaining shares available for future issuance under all of CTBI's equity compensation plans as of December 31, 2015:

Plan Category (shares in thousands)	Number of Shares to Be Issued Upon Exercise	Weighted Average Price	Shares Available for Future Issuance
Equity compensation plans approved by shareholders:
Stock options	122	$32.29	568	(a)
Restricted stock	(c)	(b)	(a)
Performance units	(d)	(b)	(a)
Stock appreciation rights ("SARs")	(e)	(b)	(a)
Total			568

(a)	Under the 2015 Plan, 550,000 shares are authorized for issuance, none have been issued. Under the 2006 Plan, 1.65 million shares (plus any shares reserved for issuance under the 1998 Stock Option Plan) were authorized for issuance as nonqualified and incentive stock options, SARS, restricted stock and performance units. As of December 31, 2015, 1.5 million shares were available for issuance pursuant to awards granted prior to the termination of the plan on April 28, 2015. In January of 2016, 18,069 restricted stock shares were issued pursuant to these awards. Additional shares will not be issued pursuant to awards granted from prior plans.
(b)	Not applicable
(c)	The maximum number of shares of restricted stock that may be granted is 550,000 shares, and the maximum that may be granted to a participant during any calendar year is 75,000 shares.
(d)	No performance units payable in stock had been issued as of December 31, 2015. The maximum payment that can be made pursuant to performance units granted to any one participant in any calendar year shall be $1,000,000.
(e)	No SARS have been issued. The maximum number of shares with respect to which SARs may be granted to a participant during any calendar year shall be 100,000 shares.

The following table details the shares available for future issuance under the 2006 Plan at December 31, 2015; however as discussed above, the 2006 Plan terminated in April 2015 and only 18,069 shares will be issued in 2016 relative to awards granted and earned under the 2006 Plan.

Plan Category	Shares Available for Future Issuance
Shares available at January 1, 2015	1,563,702
1998 Plan forfeitures in 2015	0
2006 Plan stock option issuances for 2015	(20,000)
2006 Plan restricted stock issuances in 2015	(10,582)
2006 Plan forfeitures in 2015	674
2006 Plan shares canceled at plan termination	(1,515,725)
Shares available for future issuance	18,069

CTBI uses a Black-Scholes option pricing model with the following weighted average assumptions, which are evaluated and revised as necessary, in estimating the grant-date fair value of each option grant for the year end:

	2015	2014	2013
Expected option life (in years)	7.0	7.0	7.5
Expected volatility	30.77%	30.77%	39.11%
Expected dividend yield	3.72%	3.40%	3.74%
Risk-free interest rate	1.54%	2.01%	1.33%

The expected option life is derived from the "safe-harbor" rules for estimating option life in ASC 718, Share-Based Payment.  The expected volatility is based on historical volatility of the stock using a historical look back that approximates the expected life of the option grant.  The interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant.  CTBI's stock-based compensation expense for the years 2015, 2014, and 2013 was $0.8 million, $0.9 million, and $0.7 million, respectively.  Included in stock-based compensation expense were dividends paid on restricted stock shares in the amount of $80 thousand, $121 thousand, and $124 thousand, respectively, for the same periods.

CTBI's stock option activity for the 2006 Plan for the years ended December 31, 2015, 2014, and 2013 is summarized as follows:

December 31	2015		2014		2013
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of year	98,821	$32.35	97,047	$32.29	163,524	$31.56
Granted	20,000	32.27	10,000	34.75	1,650	30.64
Exercised	(247)	24.12	(5,757)	34.62	(68,127)	30.52
Forfeited/expired	0	--	(2,469)	34.29	0	--
Outstanding at end of year	118,574	$32.36	98,821	$32.35	97,047	$32.29

Exercisable at end of year	87,749	$32.12	86,264	$32.25	92,997	$32.56

A summary of the status of CTBI's 2006 Plan for nonvested options as of December 31, 2015, and changes during the year ended December 31, 2015, is presented as follows:

Nonvested Options	Options	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2015	12,557	$7.61
Granted	20,000	6.60
Vested	(1,732)	6.48
Forfeited	0	--
Nonvested at December 31, 2015	30,825	$7.02

The weighted average remaining contractual term in years of the options outstanding at December 31, 2015 was 3.5 years.

The weighted-average fair value of options granted from the 2006 Plan during the year 2015 was $0.13 million, or $6.60 per share.  The weighted-average fair value of options granted from the 2006 Plan during the years 2014 and 2013 were $0.08 million or $7.76 per share and $0.01 million or $8.23 per share; respectively.

The following table shows the intrinsic values of options exercised, exercisable, and outstanding for the 2006 Plan for the years ended December 31, 2015, 2014, and 2013:

(in thousands)	2015	2014	2013
Options exercised	$3	$11	$477
Options exercisable	275	376	790
Outstanding options	334	421	849

The following table shows restricted stock activity for the years ended December 31, 2015, 2014, and 2013:

December 31	2015		2014		2013
	Grants	Weighted Average Fair Value at Grant	Grants	Weighted Average Fair Value at Grant	Grants	Weighted Average Fair Value at Grant
Outstanding at beginning of year	101,309	$26.19	107,511	$25.91	106,561	$25.38
Granted	10,582	32.27	4,561	37.85	11,904	30.64
Vested	(46,482)	23.66	(8,949)	28.35	(10,954)	25.87
Forfeited	(674)	33.31	(1,814)	28.38	0	--
Outstanding at end of year	64,735	$28.92	101,309	$26.19	107,511	$25.91

CTBI's stock option activity for the 1998 Plan for the years ended December 31, 2015, 2014, and 2013 is summarized as follows:

December 31	2015		2014		2013
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of year	43,960	$29.43	78,066	$28.91	195,279	$28.08
Granted	0	--	0	--	0	--
Exercised	(40,980)	29.42	(34,106)	28.25	(117,213)	27.54
Forfeited/expired	0	--	0	--	0	--
Outstanding at end of year	2,980	$29.49	43,960	$29.43	78,066	$28.91

Exercisable at end of year	2,980	$29.49	43,960	$29.43	78,066	$28.91

The weighted average remaining contractual term in years of the shares outstanding at December 31, 2015 was 0.07 years.

The following table shows the intrinsic values of options exercised, exercisable, and outstanding for the 1998 Plan for the years ended December 31, 2015, 2014, and 2013:

(in thousands)	2015	2014	2013
Options exercised	$241	$270	$1,175
Options exercisable	16	316	948
Outstanding options	16	316	948

There were no nonvested options in the 1998 Plan shares as of December 31, 2015 and December 31, 2014.

The following table shows the unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the plans at December 31, 2015, 2014, and 2013 and the total grant-date fair value of shares vested, cash received from option exercises under all share-based payment arrangements, and the actual tax benefit realized for the tax deductions from option exercises of the share-based payment arrangements for the years ended December 31, 2015, 2014, and 2013.

(in thousands)	2015	2014	2013
Unrecognized compensation cost of unvested share-based compensation arrangements granted under the plan at year-end	$495	$861	$1,366
Grant date fair value of shares vested for the year	1,111	343	521
Cash received from option exercises under all share-based payment arrangements for the year	1,212	1,163	5,306
Tax benefit realized for the tax deductions from option exercises of the share-based payment arrangements for the year	82	93	303

The unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the plans at December 31, 2015 is expected to be recognized over a weighted-average period of 2.5 years.

16.  Operating Leases

Certain premises and equipment are leased under operating leases.  Additionally, certain premises are leased or subleased to third parties.  These leases generally contain renewal options and require CTBI to pay all executory costs, such as taxes, maintenance fees, and insurance.  Minimum non-cancellable rental payments and rental receipts are as follows:

(in thousands)	Payments	Receipts
2016	$1,943	$584
2017	1,535	256
2018	1,146	111
2019	663	27
2020	398	21
Thereafter	3,341	66
Total	$9,026	$1,065

Rental expense net of rental income under operating leases was $1.3 million for 2015, $1.3 million for 2014, and $1.2 million for 2013.

17.  Fair Market Value of Financial Assets and Liabilities

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

Recurring Measurements

The following tables present the fair value measurements of assets recognized in the accompanying balance sheets measured at fair value on a recurring basis as of December 31, 2015 and December 31, 2014 and indicate the level within the fair value hierarchy of the valuation techniques.

(in thousands)		Fair Value Measurements at December 31, 2015 Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets measured – recurring basis
Available-for-sale securities:
U.S. Treasury and government agencies	$239,394	$44,702	$194,692	$0
State and political subdivisions	129,215	0	129,215	0
U.S. government sponsored agency mortgage-backed securities	201,576	0	201,576	0
CRA investment funds	24,751	24,751	0	0
Mortgage servicing rights	3,236	0	0	3,236

(in thousands)		Fair Value Measurements at December 31, 2014 Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets measured – recurring basis
Available-for-sale securities:
U.S. Treasury and government agencies	$188,932	$492	$188,440	$0
State and political subdivisions	137,458	0	137,458	0
U.S. government sponsored agency mortgage-backed securities	288,907	0	288,907	0
CRA investment funds	24,889	24,889	0	0
Mortgage servicing rights	2,968	0	0	2,968

Following is a description of the valuation methodologies and inputs used for assets measured at fair value on a recurring basis and recognized in the accompanying balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy.  These valuation methodologies were applied to all of CTBI's financial assets carried at fair value.  CTBI had no liabilities measured and recorded at fair value as of December 31, 2015 and December 31, 2014.  There have been no significant changes in the valuation techniques during the year ended December 31, 2015.  For assets classified within Level 3 of the fair value hierarchy, the process used to develop the reported fair value is described below.

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

In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy.    Fair value determinations for Level 3 measurements are estimated on a quarterly basis where assumptions used are reviewed to ensure the estimated fair value complies with accounting standards generally accepted in the United States.  As of December 31, 2015, CTBI does not own any securities valued using Level 3 inputs.

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

Transfers between Levels

There were no transfers between Levels 1, 2, and 3 as of December 31, 2015.

Level 3 Reconciliation

Following is a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the accompanying balance sheet using significant unobservable (Level 3) inputs:

Mortgage Servicing Rights

(in thousands)	2015	2014
Beginning balance	$2,968	$3,424
Total recognized gains (losses)
Included in net income	126	(467)
Issues	557	374
Settlements	(415)	(363)
Ending balance	$3,236	$2,968

Total gains (losses) for the period included in net income attributable to the change in unrealized gains or losses related to assets still held at the reporting date	$126	$(467)

Realized and unrealized gains and losses for items reflected in the table above are included in net income in the consolidated statements of income as follows:

Noninterest Income

(in thousands)	2015	2014
Total losses	$(289)	$(830)

Nonrecurring Measurements

The following tables present the fair value measurements of assets recognized in the accompanying balance sheets measured at fair value on a nonrecurring basis as of December 31, 2015 and December 31, 2014 and indicate the level within the fair value hierarchy of the valuation techniques.

(in thousands)		Fair Value Measurements at December 31, 2015 Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets measured – nonrecurring basis
Impaired loans (collateral dependent)	$3,192	$0	$0	$3,192
Other real estate/assets owned	6,798	0	0	6,798

(in thousands)		Fair Value Measurements at December 31, 2014 Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets measured – nonrecurring basis
Impaired loans (collateral dependent)	$4,665	$0	$0	$4,665
Other real estate/assets owned	6,472	0	0	6,472

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

Loans considered impaired under ASC 310-35, Impairment of a Loan, are loans for which, based on current information and events, it is probable that the creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement.  Impaired loans are subject to nonrecurring fair value adjustments to reflect subsequent (i) partial write-downs that are based on the observable market price or current appraised value of the collateral or (ii) the full charge-off of the loan carrying value.  Fair value adjustments on impaired loans disclosed above were $1.8 million and $0.4 million for the years ended December 31, 2015 and December 31, 2014, respectively.

Other Real Estate Owned

In accordance with the provisions of ASC 360, Property, Plant, and Equipment, other real estate owned (OREO) is carried at the lower of fair value at acquisition date or current estimated fair value, less estimated cost to sell when the real estate is acquired.  Estimated fair value of OREO is based on appraisals or evaluations.  OREO is classified within Level 3 of the fair value hierarchy.  Long-lived assets are subject to nonrecurring fair value adjustments to reflect subsequent partial write-downs that are based on the observable market price or current appraised value of the collateral.  Fair value adjustments on other real estate/assets owned were $1.7 million for the years ended December 31, 2015 and December 31, 2014, respectively.

Our policy for determining the frequency of periodic reviews is based upon consideration of the specific properties and the known or perceived market fluctuations in a particular market and is typically between 12 and 18 months but generally not more than 24 months.  Appraisers are selected from the list of approved appraisers maintained by management.

Unobservable (Level 3) Inputs

The following tables present quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements at December 31, 2015 and December 31, 2014.

(in thousands)	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at December 31, 2015	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Mortgage servicing rights	$3,236	Discount cash flows, computer pricing model	Constant prepayment rate	6.1% - 22.4% (10.0%)
			Probability of default	0.0% - 100.0% (2.6%)
			Discount rate	10.0% - 11.5% (10.1%)

Impaired loans (collateral-dependent)	$3,192	Market comparable properties	Marketability discount	0.0% - 76.7% (26.8%)

Other real estate/assets owned	$6,798	Market comparable properties	Comparability adjustments	5.0% - 51.8% (11.7%)

(in thousands)	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at December 31, 2014	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Mortgage servicing rights	$2,968	Discount cash flows, computer pricing model	Constant prepayment rate	4.6% - 25.1% (11.3%)
			Probability of default	0.0% - 100.0% (3.6%)
			Discount rate	10.0% - 11.5% (10.1%)

Impaired loans (collateral-dependent)	$4,665	Market comparable properties	Marketability discount	5.0% - 10.0% (7.0%)

Other real estate/assets owned	$6,472	Market comparable properties	Comparability adjustments	3.0% - 67.0% (18.0%)

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

Fair Value of Financial Instruments

The following table presents estimated fair value of CTBI's financial instruments as of December 31, 2015 and indicates the level within the fair value hierarchy of the valuation techniques.

(in thousands)		Fair Value Measurements at December 31, 2015 Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$187,611	$187,611	$0	$0
Certificates of deposit in other banks	3,832	0	3,836	0
Securities available-for-sale	594,936	69,453	525,483	0
Securities held-to-maturity	1,661	0	1,651	0
Loans held for sale	1,172	1,196	0	0
Loans, net	2,837,867	0	0	2,833,267
Federal Home Loan Bank stock	17,927	0	17,927	0
Federal Reserve Bank stock	4,887	0	4,887	0
Accrued interest receivable	12,194	0	12,194	0
Mortgage servicing rights	3,236	0	0	3,236

Financial liabilities:
Deposits	$2,980,782	$749,975	$2,208,120	$0
Repurchase agreements	251,225	0	0	250,873
Federal funds purchased	3,596	0	3,596	0
Advances from Federal Home Loan Bank	101,056	0	100,905	0
Long-term debt	61,341	0	0	49,073
Accrued interest payable	1,071	0	1,071	0

Unrecognized financial instruments:
Letters of credit	$0	$0	$0	$0
Commitments to extend credit	0	0	0	0
Forward sale commitments	0	0	0	0

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

At December 31, CTBI had the following off-balance sheet financial instruments, whose approximate contract amounts represent additional credit risk to CTBI:

(in thousands)	2015	2014
Standby letters of credit	$28,143	$28,524
Commitments to extend credit	455,273	459,380
Total off-balance sheet financial instruments	$483,416	$487,904

Standby letters of credit represent conditional commitments to guarantee the performance of a third party.  The credit risk involved is essentially the same as the risk involved in making loans.  At December 31, 2015, we maintained a credit loss reserve of approximately $5 thousand relating to these financial standby letters of credit.  The reserve coverage calculation was determined using essentially the same methodology as used for the allowance for loan and lease losses.  Approximately 78% of the total standby letters of credit are secured, with $18.4 million of the total $28.1 million secured by cash.  Collateral for the remaining secured standby letters of credit varies but is comprised primarily of accounts receivable, inventory, property, equipment, and income-producing properties.

Commitments to extend credit are agreements to originate loans to customers as long as there is no violation of any condition of the contract.  At December 31, 2015, a credit loss reserve recorded in other liabilities of $219 thousand was maintained relating to these commitments.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since a portion of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  Each customer's creditworthiness is evaluated on a case-by-case basis.  The amount of collateral obtained, if deemed necessary, is based on management's credit evaluation of the counterparty.  Collateral held varies, but may include accounts receivable, inventory, property, plant and equipment, commercial real estate, and residential real estate.  A portion of the commitments is to extend credit at fixed rates.  Fixed rate loan commitments at December 31, 2015 of $24.8 million had interest rates ranging predominantly from 3.25% to 5.00%, respectively, and terms predominantly less than 1 year.  These credit commitments were based on prevailing rates, terms, and conditions applicable to other loans being made at December 31, 2015.

Included in our commitments to extend credit are mortgage loans in the process of origination which are intended for sale to investors in the secondary market.  These forward sale commitments are on an individual loan basis that CTBI originates as part of its mortgage banking activities.  CTBI commits to sell the loans at specified prices in a future period, typically within 60 days.  These commitments are acquired to reduce market risk on mortgage loans in the process of origination and mortgage loans held for sale since CTBI is exposed to interest rate risk during the period between issuing a loan commitment and the sale of the loan into the secondary market.  Total mortgage loans in the process of origination amounted to $3.2 million and $0.3 million at December 31, 2015 and 2014, respectively, and mortgage loans held for sale amounted to $1.2 million and $2.3 million at both December 31, 2015 and 2014, respectively.

19.  Concentrations of Credit Risk

CTBI's banking activities include granting commercial, residential, and consumer loans to customers primarily located in eastern, northeastern, central, and south central Kentucky, southern West Virginia, and northeastern Tennessee.  CTBI is continuing to manage all components of its portfolio mix in a manner to reduce risk from changes in economic conditions. Concentrations of credit, as defined for regulatory purposes, are reviewed quarterly by management to ensure that internally established limits based on Tier 1 Capital plus the allowance for loan and lease losses are not exceeded.  At December 31, 2015 and 2014, our concentrations of lessors of non-residential buildings credits were 44% and 39% of Tier 1 Capital plus the allowance for loan and lease losses, respectively.  Lessors of residential buildings and dwellings were 36% and 34%, respectively.  Hotel/motel industry credits were 34% and 31%, respectively.  These percentages are within our internally established limits regarding concentrations of credit.

20.  Commitments and Contingencies

CTBI and our subsidiaries, and from time to time, our officers, are named defendants in legal actions arising from ordinary business activities.  Management, after consultation with legal counsel, believes any pending actions at December 31, 2015 are without merit or that the ultimate liability, if any, will not materially affect our consolidated financial position or results of operations.

21.  Regulatory Matters

CTBI's principal source of funds is dividends received from our banking subsidiary, CTB.  Regulations limit the amount of dividends that may be paid by CTB without prior approval.  During 2016, approximately $50.0 million plus any 2016 net profits can be paid by CTB without prior regulatory approval.

The Federal Reserve Bank adopted quantitative measures which assign risk weightings to assets and off-balance sheet items and also define and set minimum regulatory capital requirements (risk based capital ratios).  All banks are required to have a minimum Tier 1 (core capital) leverage ratio of 4% of adjusted quarterly average assets, common equity Tier 1 capital ratio of at least 4.5% of risk-weighted assets, Tier 1 capital of at least 6% of risk-weighted assets, and total capital of at least 8% of risk-weighted assets.  Tier 1 capital consists principally of shareholders' equity including capital-qualifying subordinated debt but excluding unrealized gains and losses on securities available-for-sale, less goodwill and certain other intangibles.  Total capital consists of Tier 1 capital plus certain debt instruments and the reserve for credit losses, subject to limitation.  Failure to meet certain capital requirements can initiate certain actions by regulators that, if undertaken, could have a direct material effect on our consolidated financial statements.  The regulations also define well-capitalized levels of Tier 1 leverage, common equity Tier 1 capital, Tier 1, and total capital as 5%, 6.5%, 8%, and 10%, respectively.  We had Tier 1 leverage, common equity Tier 1 capital, Tier 1, and total capital ratios above the well-capitalized levels at December 31, 2015 and 2014.  We believe, as of December 31, 2015, CTBI meets all capital adequacy requirements for which it is subject to be defined as well-capitalized under the regulatory framework for prompt corrective action.

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

Consolidated Capital Ratios

	Actual		For Capital Adequacy Purposes
(in thousands)	Amount	Ratio	Amount	Ratio
As of December 31, 2015:
Tier 1 capital (to average assets)	$468,304	12.40%	$151,066	4.00%
Common equity Tier 1 capital (to risk weighted assets)	468,304	14.58	144,538	4.50
Tier 1 capital (to risk weighted assets)	468,304	16.70	168,253	6.00
Total capital (to risk weighted assets)	503,296	17.95	224,310	8.00

As of December 31, 2014:
Tier 1 capital (to average assets)	$439,877	12.04%	$146,139	4.00%
Tier 1 capital (to risk weighted assets)	439,877	16.51	106,572	4.00
Total capital (to risk weighted assets)	473,097	17.76	213,107	8.00

Community Trust Bank, Inc.'s Capital Ratios

	Actual		For Capital Adequacy Purposes		To Be Well-Capitalized Under Prompt Corrective Action Provision
(in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2015:
Tier 1 capital (to average assets)	$445,107	11.84%	$150,374	4.00%	$187,967	5.00%
Common equity Tier 1 capital (to risk weighted assets)	445,107	15.91	125,895	4.50	181,848	6.50
Tier 1 capital (to risk weighted assets)	445,107	15.91	167,859	6.00	223,812	8.00
Total capital (to risk weighted assets)	480,099	17.16	223,822	8.00	279,778	10.00

As of December 31, 2014:
Tier 1 capital (to average assets)	$416,861	11.47%	$145,374	4.00%	$181,718	5.00%
Tier 1 capital (to risk weighted assets)	416,861	15.69	106,274	4.00	159,411	6.00
Total capital (to risk weighted assets)	450,081	16.94	212,553	8.00	265,691	10.00

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

22.  Parent Company Financial Statements

Condensed Balance Sheets

(in thousands) December 31	2015	2014
Assets:
Cash on deposit	$1,462	$995
Investment in and advances to subsidiaries	531,702	503,252
Goodwill	4,973	4,973
Premises and equipment, net	145	207
Other assets	911	1,173
Total assets	$539,193	$510,600

Liabilities and shareholders' equity:
Long-term debt	$61,341	$61,341
Other liabilities	2,269	1,382
Total liabilities	63,610	62,723

Shareholders' equity	475,583	447,877

Total liabilities and shareholders' equity	$539,193	$510,600

Condensed Statements of Income and Comprehensive Income

(in thousands) Year Ended December 31	2015	2014	2013
Income:
Dividends from subsidiary banks	$19,808	$19,534	$13,035
Other income	414	196	545
Total income	20,222	19,730	13,580

Expenses:
Interest expense	1,170	1,131	1,161
Depreciation expense	130	153	163
Other expenses	2,465	2,550	2,442
Total expenses	3,765	3,834	3,766

Income before income taxes and equity in undistributed income of subsidiaries	16,457	15,896	9,814
Income tax benefit	(1,371)	(1,548)	(1,416)
Income before equity in undistributed income of subsidiaries	17,828	17,444	11,230
Equity in undistributed income of subsidiaries	28,604	25,807	33,942

Net income	$46,432	$43,251	$45,172

Other comprehensive income (loss):
Unrealized holding gains (losses) on securities available-for-sale:
Unrealized holding gains (losses) arising during the period	(342)	13,928	(31,878)
Less: Reclassification adjustments for realized losses included in net income	(106)	(211)	(45)
Tax expense (benefit)	(83)	4,949	(11,142)
Other comprehensive income (loss), net of tax	(153)	9,190	(20,691)
Comprehensive income	$46,279	$52,441	$24,481

Condensed Statements of Cash Flows

(in thousands) Year Ended December 31	2015	2014	2013
Cash flows from operating activities:
Net income	$46,432	$43,251	$45,172
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	130	153	163
Equity in undistributed earnings of subsidiaries	(28,604)	(25,807)	(33,942)
Stock-based compensation	783	838	658
Excess tax benefits of stock-based compensation	104	760	572
Changes in:
Other assets	240	(558)	660
Other liabilities	968	563	1,505
Net cash provided by operating activities	20,053	19,200	14,788

Cash flows from investing activities:
Purchase of premises and equipment	(45)	(125)	(148)
Repayment of investments in and advances to subsidiaries	0	(14)	(40)
Net cash used in investing activities	(45)	(139)	(188)

Cash flows from financing activities:
Issuance of common stock	2,082	1,992	6,348
Netting of common stock	(189)	0	0
Excess tax benefits of stock-based compensation	(104)	(760)	(572)
Dividends paid	(21,330)	(20,570)	(24,546)
Net cash used in financing activities	(19,541)	(19,338)	(18,770)

Net increase (decrease) in cash and cash equivalents	467	(277)	(4,170)
Cash and cash equivalents at beginning of year	995	1,272	5,442
Cash and cash equivalents at end of year	$1,462	$995	$1,272

23.  Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

Year Ended December 31 (in thousands except per share data)	2015	2014	2013
Numerator:
Net income	$46,432	$43,251	$45,172

Denominator:
Basic earnings per share:
Weighted average shares	17,431	17,326	17,158
Diluted earnings per share:
Dilutive effect of equity grants	52	71	82
Adjusted weighted average shares	17,483	17,397	17,240

Earnings per share:
Basic earnings per share	$2.66	$2.50	$2.63
Diluted earnings per share	2.66	2.49	2.62

Options to purchase 58,063 common shares at a weighted average price of $35.409 were excluded from the diluted calculations above for the year ended December 31, 2015, because the exercise prices on the options were greater than the average market price for the period.  In addition to in-the-money stock options, unvested restricted stock grants were also used in the calculation of diluted earnings per share based on the treasury method. There were no options to purchase common shares that were excluded from the diluted calculations above for the year ended December 31, 2014.  Options to purchase 65,519 common shares at a weighted average price of $35.409 were excluded from the diluted calculations above for the year ended December 31, 2013.

24.  Accumulated Other Comprehensive Income

Unrealized gains (losses) on AFS securities

Amounts reclassified from accumulated other comprehensive income (AOCI) and the affected line items in the statements of income during the years ended December 31, 2015, 2014, and 2013 were:

	Amounts Reclassified from AOCI
Year Ended December 31 (in thousands)	2015	2014	2013
Affected line item in the statements of income
Securities losses	$(106)	$(211)	$(45)
Tax benefit	(37)	(74)	(15)
Total reclassifications out of AOCI	$(69)	$(137)	$(30)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Audit Committee, Board of Directors
  and Stockholders
Community Trust Bancorp, Inc.
Pikeville, Kentucky

We have audited the accompanying consolidated balance sheets of Community Trust Bancorp, Inc. (Company) as of December 31, 2015 and 2014, and the related consolidated statements of income and comprehensive income, changes in shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 2015.  The Company's management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 14, 2016, expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ BKD, LLP
Louisville, Kentucky
March 14, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Audit Committee, Board of Directors
   and Stockholders
Community Trust Bancorp, Inc.
Pikeville, Kentucky

We have audited Community Trust Bancorp, Inc.'s (Company) internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management report on internal control over financial reporting.  Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audit also included performing such other procedures, as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company and our report dated March 14, 2016, expressed an unqualified opinion thereon.

/s/ BKD, LLP
Louisville, Kentucky
March 14, 2016

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

CTBI's management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934.  As of December 31, 2015, an evaluation was carried out by CTBI's management, with the participation of our Chief Executive Officer and our Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, management concluded that disclosure controls and procedures as of December 31, 2015 were effective in ensuring material information required to be disclosed in this annual report on Form 10-K was recorded, processed, summarized, and reported on a timely basis.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

Management has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2015 based on the control criteria in the 2013 COSO Framework issued by the Committee of Sponsoring Organizations ("COSO") of the Treadway Commission.  Based on such evaluation, we have concluded that CTBI's internal control over financial reporting is effective as of December 31, 2015.

There were no changes in CTBI's internal control over financial reporting that occurred during the year ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, CTBI's internal control over financial reporting.

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

Management has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2015 based on the control criteria in the 2013 COSO Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on such evaluation, we have concluded that CTBI's internal control over financial reporting is effective as of December 31, 2015.

The effectiveness of CTBI's internal control over financial reporting as of December 31, 2015 has been audited by BKD, LLP, an independent registered public accounting firm that audited the CTBI's consolidated financial statements included in this annual report.

March 14, 2016	/s/ Jean R. Hale
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

Name and Age (1)	Positions and Offices Currently Held	Date First Became Director or Executive Officer		Principal Occupation
Jean R. Hale; 69	Chairman, President and CEO	1992		Chairman, President and CEO of Community Trust Bancorp, Inc.

Mark A. Gooch; 57	Executive Vice President and Secretary	1997		President and CEO of Community Trust Bank, Inc.

Larry W. Jones; 69	Executive Vice President	2002		Executive Vice President/ Central Kentucky Region President of Community Trust Bank, Inc.

James B. Draughn; 56	Executive Vice President	2001		Executive Vice President/Operations of Community Trust Bank, Inc.

Kevin J. Stumbo; 55	Executive Vice President, Chief Financial Officer, and Treasurer	2002		Executive Vice President/ Chief Financial Officer of Community Trust Bank, Inc.

Ricky D. Sparkman; 53	Executive Vice President	2002		Executive Vice President/ South Central Region President of Community Trust Bank, Inc.

Richard W. Newsom; 61	Executive Vice President	2002		Executive Vice President/ Eastern Region President of Community Trust Bank, Inc.

James J. Gartner; 74	Executive Vice President	2002		Executive Vice President/ Chief Credit Officer of Community Trust Bank, Inc.

Steven E. Jameson; 59	Executive Vice President	2004	(2)	Executive Vice President/ Chief Internal Audit & Risk Officer

D. Andrew Jones; 53	Executive Vice President	2010		Executive Vice President/ Northeastern Region President of Community Trust Bank, Inc.

Andy D. Waters; 50	Executive Vice President	2011	(3)	President and CEO of Community Trust and Investment Company

C. Wayne Hancock; 41	Executive Vice President	2014	(4)	Executive Vice President/Senior Staff Attorney

(1)	The ages listed for CTBI's executive officers are as of February 29, 2016.

(2)	Mr. Jameson is a non-voting member of the Executive Committee.

(3)	Mr. Waters has been with Community Trust and Investment Company since 2004, serving as Senior Vice President/Manager of Trust and Estate Services prior to becoming President and CEO effective January 1, 2011.

(4)	Mr. Hancock was employed as Senior Staff Attorney of Community Trust Bank, Inc. in September 2008. He was promoted to Senior Vice President in April 2009 and named Executive Vice President in April 2014.

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

Equity Compensation Plan Information

The following table provides information as of December 31, 2015, with respect to compensation plans under which common shares of CTBI are authorized for issuance to officers or employees in exchange for consideration in the form of services provided to CTBI and/or its subsidiaries.  At December 31, 2015, we maintained one active and two inactive incentive stock option plans covering key employees.  The 2015 Stock Ownership Incentive Plan ("2015 Plan") was approved by the Board of Directors and the Shareholders in 2015.  The 2006 Stock Ownership Incentive Plan ("2006 Plan") was approved by the Board of Directors and the Shareholders in 2006.  The 2006 Plan was rendered inactive as of April 28, 2015.  The 1998 Stock Option Plan ("1998 Plan") was approved by the Board of Directors and the Shareholders in 1998.  The 1998 Plan was rendered inactive as of April 26, 2006.  The 2015 Plan has 550,000 shares authorized, all of which were available at December 31, 2015.  Shares issuable pursuant to awards which were granted under the prior plans on or before their respective expiration or termination dates will be issued from the remaining shares reserved for issuance under the prior plans. The shares of common stock reserved for issuance under the prior plans in excess of the number of shares as to which options or other benefits are awarded thereunder, and any shares as to which options or other benefits granted under the prior plans may lapse, expire, terminate or be canceled, will not be reserved and available for issuance or reissuance under the 2015 Plan.   The 2006 Plan had 1,650,000 shares authorized, 1,533,794 available for issuance on December 31, 2015 related to awards issued prior to its termination.  In January 2016, 18,069 shares were issued under the terms of the 2015 Plan pursuant to awards granted and earned under the 2006 Plan.  Accordingly, this issuance did not reduce the shares available under the 2015 Plan.  Additional shares will not be issued under the 2015 Plan pursuant to awards granted under the 2006 Plan.

	A	B	C
Plan Category (shares in thousands)	Number of Common Shares to be Issued Upon Exercise	Weighted Average Price	Number of Securities Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in Column A)
Equity compensation plans approved by shareholders:
Stock options	122	$32.29	568
Equity compensation plans not approved by shareholders	0	--	0

Total			568

Additional information regarding CTBI's stock option plans can be found in notes 1 and 15 to the consolidated financial statements.

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

10.7	Senior Management Incentive Compensation Plan (2016) {incorporated herein by reference to current report on Form 8-K dated January 28, 2016}

10.8	Restricted Stock Agreement {incorporated herein by reference to Form 10-K for the fiscal year ended December 31, 2011 under SEC file no. 000-111-29}

10.9	Employee Incentive Compensation Plan (2016) {incorporated herein by reference to current report on Form 8-K dated January 28, 2016}

10.10	Amendment to the Community Trust Bancorp, Inc. 2006 Stock Ownership Incentive Plan {incorporated herein by reference to current report on Form 8-K dated January 26, 2012}

10.11	Community Trust Bancorp, Inc. 2015 Stock Ownership Incentive Plan {incorporated herein by reference to registration statement no. 333-208053}

10.12	Community Trust Bancorp, Inc. 2013 Executive Committee Long-Term Incentive Compensation Plan {incorporated herein by reference to current report on Form 8-K dated January 29, 2013}

10.13	Community Trust Bancorp, Inc. 2014 Executive Committee Long-Term Incentive Compensation Plan {incorporated herein by reference to current report on Form 8-K dated January 30, 2014}

10.15	Community Trust Bancorp, Inc. 2015 Executive Committee Long-Term Incentive Compensation Plan {incorporated herein by reference to current report on Form 8-K dated January 27, 2015}

10.16	Community Trust Bancorp, Inc. 2016 Executive Committee Long-Term Incentive Compensation Plan {incorporated herein by reference to current report on Form 8-K dated January 28, 2016}

21	List of subsidiaries

23.1	Consent of BKD, LLP, Independent Registered Public Accounting Firm

31.1	Certification of Principal Executive Officer (Jean R. Hale, Chairman, President, and Chief Executive Officer)

31.2	Certification of Principal Financial Officer (Kevin J. Stumbo, Executive Vice President, Chief Financial Officer, and Treasurer)

32.1	Certification of Jean R. Hale, Chairman, President and CEO, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

COMMUNITY TRUST BANCORP, INC.

Date: March 14, 2016	By:	/s/ Jean R. Hale
Jean R. Hale
Chairman, President, and Chief Executive Officer

/s/ Kevin J. Stumbo
Kevin J. Stumbo
Executive Vice President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

March 14, 2016	/s/ Jean R. Hale	Chairman, President, and Chief Executive Officer
Jean R. Hale

March 14, 2016	/s/ Kevin J. Stumbo	Executive Vice President, Chief Financial Officer, and Treasurer
Kevin J. Stumbo

March 14, 2016	/s/ Charles J. Baird	Director
Charles J. Baird

March 14, 2016	/s/ Nick Carter	Director
Nick Carter

March 14, 2016	/s/ James E. McGhee, II	Director
James E. McGhee II

March 14, 2016	/s/ M. Lynn Parrish	Director
M. Lynn Parrish

March 14, 2016	/s/ James R. Ramsey	Director
James R. Ramsey

March 14, 2016	/s/ Anthony W. St. Charles	Director
Anthony W. St. Charles

COMMUNITY TRUST BANCORP, INC. AND SUBSIDIARIES
INDEX TO EXHIBITS

Exhibit No.	Description of Exhibits
3.1	Articles of Incorporation for CTBI {incorporated herein by reference}

3.2	By-laws of CTBI as amended July 25, 1995 {incorporated herein by reference}

3.3	By-laws of CTBI as amended January 29, 2008 {incorporated herein by reference}

10.1	Community Trust Bancorp, Inc. Employee Stock Ownership Plan (effective January 1, 2007) {incorporated herein by reference}

10.2
Community Trust Bancorp, Inc. Savings and Employee Stock Ownership Plan (Amendment Number One effective January 1, 2002, Amendment Number Two effective January 1, 2004, Amendment Number Three effective March 28, 2005, and Amendment Number Four effective January 1, 2006) {incorporated herein by reference}

10.3	Second restated Pikeville National Corporation 1989 Stock Option Plan (commonly known as Community Trust Bancorp, Inc. 1989 Stock Option Plan) {incorporated herein by reference}

10.4	Community Trust Bancorp, Inc. 1998 Stock Option Plan {incorporated herein by reference}

10.5	Community Trust Bancorp, Inc. 2006 Stock Ownership Incentive Plan {incorporated herein by reference}

10.6	Form of Severance Agreement between Community Trust Bancorp, Inc. and executive officers (currently in effect with respect to twelve executive officers) {incorporated herein by reference}

10.7	Senior Management Incentive Compensation Plan (2016) {incorporated herein by reference}

10.8	Restricted Stock Agreement{incorporated herein by reference}

10.9	Employee Incentive Compensation Plan (2016) {incorporated herein by reference}

10.10	Amendment to the Community Trust Bancorp, Inc. 2006 Stock Ownership Incentive Plan {incorporated herein by reference}

10.11	Community Trust Bancorp, Inc. 2015 Stock Ownership Incentive Plan {incorporated herein by reference}

10.12	Community Trust Bancorp, Inc. 2013 Executive Committee Long-Term Incentive Compensation Plan {incorporated herein by reference}

10.13	Community Trust Bancorp, Inc. 2014 Executive Committee Long-Term Incentive Compensation Plan {incorporated herein by reference}

10.15	Community Trust Bancorp, Inc. 2015 Executive Committee Long-Term Incentive Compensation Plan {incorporated herein by reference}

10.16	Community Trust Bancorp, Inc. 2016 Executive Committee Long-Term Incentive Compensation Plan {incorporated herein by reference}

21	List of subsidiaries

23.1	Consent of BKD, LLP, Independent Registered Public Accounting Firm

31.1	Certification of Principal Executive Officer (Jean R. Hale, Chairman, President and CEO)

31.2	Certification of Principal Financial Officer (Kevin J. Stumbo, Executive Vice President, Chief Financial Officer, and Treasurer)

32.1	Certification of Jean R. Hale, Chairman, President and CEO, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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