Form 10-Q
period 2016-03-31
COMMUNITY TRUST BANCORP INC /KY/
filed 2016-05-09
CIK 350852

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016

or

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	Accelerated filer ✓	Non-accelerated filer	Smaller reporting company
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	No ✓

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Common stock – 17,559,831 shares outstanding at April 30, 2016

CAUTIONARY STATEMENT
REGARDING FORWARD LOOKING STATEMENTS

Certain of the statements contained herein that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. Community Trust Bancorp, Inc.’s (“CTBI”) actual results may differ materially from those included in the forward-looking statements. Forward-looking statements are typically identified by words or phrases such as “believe,” “expect,” “anticipate,” “intend,” “estimate,” “may increase,” “may fluctuate,” and similar expressions or future or conditional verbs such as “will,” “should,” “would,” and “could.” These forward-looking statements involve risks and uncertainties including, but not limited to, economic conditions, portfolio growth, the credit performance of the portfolios, including bankruptcies, and seasonal factors; changes in general economic conditions including the performance of financial markets, prevailing inflation and interest rates, realized gains from sales of investments, gains from asset sales, and losses on commercial lending activities; results of various investment activities; the effects of competitors’ pricing policies, changes in laws and regulations, competition, and demographic changes on target market populations’ savings and financial planning needs; industry changes in information technology systems on which we are highly dependent; failure of acquisitions to produce revenue enhancements or cost savings at levels or within the time frames originally anticipated or unforeseen integration difficulties; and the resolution of legal  proceedings and related matters.  In addition, the banking industry in general is subject to various monetary, operational,  and fiscal policies and regulations, which include, but are not limited to, those determined by the Federal Reserve Board, the Federal Deposit Insurance Corporation, the Consumer Financial Protection Bureau, and state regulators, whose policies, regulations, and enforcement actions could affect CTBI’s results.  These statements are representative only on the date hereof, and CTBI undertakes no obligation to update any forward-looking statements made.

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

The accompanying information has not been audited by our independent registered public accountants; however, in the opinion of management such information reflects all adjustments necessary for a fair presentation of the results for the interim period.  All such adjustments are of a normal and recurring nature.

The accompanying condensed consolidated financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all of the disclosures normally required by accounting principles generally accepted in the United States of America or those normally made in the Registrant’s annual report on Form 10-K.  Accordingly, the reader of the Form 10-Q should refer to the Registrant’s Form 10-K for the year ended December 31, 2015 for further information in this regard.

Community Trust Bancorp, Inc.
Condensed Consolidated Balance Sheets

(dollars in thousands)	(unaudited) March 31 2016	December 31 2015
Assets:
Cash and due from banks	$53,727	$51,974
Interest bearing deposits	107,821	134,846
Federal funds sold	841	791
Cash and cash equivalents	162,389	187,611

Certificates of deposit in other banks	1,596	3,832
Securities available-for-sale at fair value (amortized cost of $573,660 and $593,381, respectively)	580,950	594,936
Securities held-to-maturity at amortized cost (fair value of $1,662 and $1,651, respectively)	1,661	1,661
Loans held for sale	2,707	1,172

Loans	2,889,291	2,873,961
Allowance for loan and lease losses	(36,329)	(36,094)
Net loans	2,852,962	2,837,867

Premises and equipment, net	48,160	48,188
Federal Home Loan Bank stock	17,927	17,927
Federal Reserve Bank stock	4,887	4,887
Goodwill	65,490	65,490
Core deposit intangible (net of accumulated amortization of $8,364 and $8,324, respectively)	252	291
Bank owned life insurance	62,720	62,335
Mortgage servicing rights	2,908	3,236
Other real estate owned	38,985	40,674
Other assets	36,244	33,827
Total assets	$3,879,838	$3,903,934

Liabilities and shareholders’ equity:
Deposits:
Noninterest bearing	$757,830	$749,975
Interest bearing	2,276,388	2,230,807
Total deposits	3,034,218	2,980,782

Repurchase agreements	259,083	251,225
Federal funds purchased and other short-term borrowings	5,851	3,596
Advances from Federal Home Loan Bank	1,028	101,056
Long-term debt	61,341	61,341
Deferred taxes	11,442	8,920
Other liabilities	21,238	21,431
Total liabilities	3,394,201	3,428,351

Shareholders’ equity:
Preferred stock, 300,000 shares authorized and unissued	-	-
Common stock, $5 par value, shares authorized 25,000,000; shares outstanding 2016 – 17,553,490; 2015 – 17,536,914	87,767	87,685
Capital surplus	217,106	217,032
Retained earnings	176,025	169,855
Accumulated other comprehensive income, net of tax	4,739	1,011
Total shareholders’ equity	485,637	475,583

Total liabilities and shareholders’ equity	$3,879,838	$3,903,934

See notes to condensed consolidated financial statements.

Community Trust Bancorp, Inc.
Condensed Consolidated Statements of Income and Comprehensive Income
(unaudited)

	Three Months Ended
	March 31
(in thousands except per share data)	2016	2015
Interest income:
Interest and fees on loans, including loans held for sale	$33,324	$32,175
Interest and dividends on securities
Taxable	2,093	2,555
Tax exempt	692	671
Interest and dividends on Federal Reserve Bank and Federal Home Loan Bank stock	254	254
Other, including interest on federal funds sold	164	70
Total interest income	36,527	35,725

Interest expense:
Interest on deposits	2,571	2,306
Interest on repurchase agreements and other short-term borrowings	264	216
Interest on advances from Federal Home Loan Bank	44	14
Interest on long-term debt	324	284
Total interest expense	3,203	2,820

Net interest income	33,324	32,905
Provision for loan losses	1,765	1,901
Net interest income after provision for loan losses	31,559	31,004

Noninterest income:
Service charges on deposit accounts	5,845	5,582
Gains on sales of loans, net	316	290
Trust and wealth management income	2,275	2,239
Loan related fees	611	864
Bank owned life insurance	530	521
Brokerage revenue	363	296
Securities gains	68	144
Other noninterest income	963	800
Total noninterest income	10,971	10,736

Noninterest expense:
Officer salaries and employee benefits	3,093	2,972
Other salaries and employee benefits	11,040	10,673
Occupancy, net	2,057	2,087
Equipment	715	777
Data processing	1,569	1,932
Bank franchise tax	1,399	1,268
Legal fees	480	573
Professional fees	439	425
Advertising and marketing	629	566
FDIC insurance	583	606
Other real estate owned provision and expense	551	484
Repossession expense	215	344
Amortization of limited partnership investments	535	253
Other noninterest expense	2,937	2,858
Total noninterest expense	26,242	25,818

Income before income taxes	16,288	15,922
Income taxes	4,686	4,984
Net income	11,602	10,938

Other comprehensive income:
Unrealized holding gains on securities available-for-sale:
Unrealized holding gains arising during the period	5,803	5,447
Less: Reclassification adjustments for realized gains included in net income	68	144
Tax expense	2,007	1,856
Other comprehensive income, net of tax	3,728	3,447
Comprehensive income	$15,330	$14,385

Basic earnings per share	$0.66	$0.63
Diluted earnings per share	$0.66	$0.63

Weighted average shares outstanding-basic	17,513	17,400
Weighted average shares outstanding-diluted	17,533	17,451

Dividends declared per share	$0.310	$0.300

See notes to condensed consolidated financial statements.

Community Trust Bancorp, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended
	March 31
(in thousands)	2016	2015
Cash flows from operating activities:
Net income	$11,602	$10,938
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	948	1,016
Deferred taxes	515	385
Stock-based compensation	123	197
Excess tax benefits of stock-based compensation	93	153
Provision for loan losses	1,765	1,901
Write-downs of other real estate owned and other repossessed assets	134	64
Gains on sale of mortgage loans held for sale	(316)	(290)
Securities gains	(68)	(144)
(Gains) losses on sale of assets, net	(27)	24
Proceeds from sale of mortgage loans held for sale	13,793	13,032
Funding of mortgage loans held for sale	(15,012)	(11,983)
Amortization of securities premiums and discounts, net	563	690
Change in cash surrender value of bank owned life insurance	(385)	(395)
Mortgage servicing rights:
Fair value adjustments	421	255
New servicing assets created	(93)	(84)
Changes in:
Other assets	(2,464)	(2,052)
Other liabilities	(92)	8,277
Net cash provided by operating activities	11,500	21,984

Cash flows from investing activities:
Certificates of deposit in other banks:
Maturity of certificates of deposit	2,236	1,532
Securities available-for-sale (AFS):
Purchase of AFS securities	(3,906)	(5,755)
Proceeds from the sales of AFS securities	3,509	11,483
Proceeds from prepayments and maturities of AFS securities	19,623	12,879
Securities held-to-maturity (HTM):
Proceeds from maturities of HTM securities	0	1
Change in loans, net	(17,034)	(18,444)
Purchase of premises and equipment	(881)	(346)
Additional investment in Federal Reserve Bank stock	0	(18)
Proceeds from sale of other real estate and other repossessed assets	1,808	1,973
Additional investment in other real estate and other repossessed assets	0	(85)
Net cash provided by investing activities	5,355	3,220

Cash flows from financing activities:
Change in deposits, net	53,436	65,283
Change in repurchase agreements, federal funds purchased, and other short-term borrowings, net	10,113	10,384
Advances from Federal Home Loan Bank	0	20,000
Payments on advances from Federal Home Loan Bank	(100,028)	(80,029)
Issuance of common stock	331	270
Repurchase of common stock	(382)	(189)
Excess tax benefits of stock-based compensation	(93)	(153)
Dividends paid	(5,454)	(5,238)
Net cash provided by (used in) financing activities	(42,077)	10,328
Net increase (decrease) in cash and cash equivalents	(25,222)	35,532
Cash and cash equivalents at beginning of period	187,611	105,517
Cash and cash equivalents at end of period	$162,389	$141,049

Supplemental disclosures:
Income taxes paid	$1,419	$3,000
Interest paid	2,883	2,706
Non-cash activities:
Loans to facilitate the sale of other real estate owned and repossessed assets	1,117	1,722
Common stock dividends accrued, paid in subsequent quarter	227	221
Real estate acquired in settlement of loans	1,291	5,570
See notes to condensed consolidated financial statements.

Community Trust Bancorp, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1 - Summary of Significant Accounting Policies

In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments (which consist of normal recurring adjustments) necessary, to present fairly the condensed consolidated financial position as of March 31, 2016, the results of operations for the three months ended March 31, 2016 and 2015, and the cash flows for the three months ended March 31, 2016 and 2015.  In accordance with accounting principles generally accepted in the United States of America for interim financial information, these statements do not include certain information and footnote disclosures required by accounting principles generally accepted in the United States of America for complete annual financial statements.  The results of operations for the three months ended March 31, 2016 and 2015, and the cash flows for the three months ended March 31, 2016 and 2015, are not necessarily indicative of the results to be expected for the full year.  The condensed consolidated balance sheet as of December 31, 2015 has been derived from the audited consolidated financial statements of Community Trust Bancorp, Inc. (“CTBI”) for that period.  For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2015, included in our annual report on Form 10-K.

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

New Accounting Standards –

➢ Elimination of Extraordinary Reporting – In January 2015, the FASB issued ASU No. 2015-01, Income Statement – Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items.  ASU No. 2015-01 eliminated from U.S. GAAP the concept of an extraordinary item.  The FASB issued this ASU as part of its initiative to reduce complexity in accounting standards.  The objective of the simplification initiative was to identify, evaluate, and improve areas of U.S. GAAP for which cost and complexity could be reduced while maintaining or improving the usefulness of the information provided to the users of financial statements.  The amendments in this ASU were effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015.  The adoption of this ASU did not have an impact on CTBI’s consolidated financial statements as no extraordinary items have been presented.

➢ Intangibles – Goodwill and Other – Internal-Use Software – In April 2015, the FASB issued ASU No. 2015-05, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40).  The amendments in this update provided guidance to customers about whether a cloud computing arrangement includes a software license.  If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses.  If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract.  The guidance did not change GAAP for a customer’s accounting for service contracts.  In addition, the guidance in this update supersedes paragraph 350-40-25-16.  Consequently, all software licenses within the scope of Subtopic 350-40 are accounted for consistent with other licenses of intangible assets.  For public business entities, the amendments were effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2015.  The adoption of this ASU did not have a material effect on CTBI’s consolidated financial statements.

➢ Business Combinations: Simplifying the Accounting Measurement-Period Adjustments – In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustment.  Topic 805 requires that an acquirer retrospectively adjust provisional amounts recognized in a business combination, during the measurement period.  To simplify the accounting for adjustments made to provisional amounts, the amendments in the Update require that the acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amount is determined.  The acquirer is required to also record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date.  In addition, an entity is required to present separately on the face of the income statement or disclose in the notes to the financial statements the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date.  For public business entities, the amendments in this Update were effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years.  The adoption of this ASU did not have an impact on CTBI’s consolidated financial statements.

➢ Income Taxes – In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740).  Topic 740 requires an entity to separate deferred income tax liabilities and assets into current and noncurrent amounts in a classified statement of financial position.  Deferred tax liabilities and assets are classified as current or noncurrent based on the classification of the related asset or liability for financial reporting.  Deferred tax liabilities and assets that are not related to an asset or liability for financial reporting are classified according to the expected reversal date of the temporary difference.  To simplify the presentation of deferred income taxes, the amendments in this Update require that deferred income tax liabilities and assets be classified as noncurrent in a classified statement of financial position.  The amendments in this Update apply to all entities that present a classified statement of financial position. The previous requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount was not affected by the amendments in this Update.  For public business entities, the amendments in this Update are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods.  This ASU has no material impact on CTBI’s consolidated financial statements.

➢ Financial Instruments – Overall – In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments – Overall (Subtopic 825-10).   The amendments in this Update require all equity investments to be measured at fair value with changes in the fair value recognized through net income (other than those accounted for under equity method of accounting or those that result in consolidation of the investee).  The amendments in this Update also require an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments.  In addition, the amendments in this Update eliminate the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities and the requirement to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet for public business entities.  This Update is the final version of Proposed ASU 2013-220—Financial Instruments—Overall (Subtopic 825-10) and Proposed ASU 2013-221—Financial Instruments—Overall (Subtopic 825-10).  For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.  Management does not expect this ASU to have a material impact on CTBI’s consolidated financial statements.

➢ Leases – In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842).   Under the new guidance, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date:

•	A lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and
•	A right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term.

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

➢ Investments—Equity Method and Joint Ventures:  Simplifying the Transition to the Equity Method of Accounting – In March 2016, the FASB has issued Accounting Standards Update (ASU) No. 2016-07, Investments - Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting. The amendments affect all entities that have an investment that becomes qualified for the equity method of accounting as a result of an increase in the level of ownership interest or degree of influence.

The amendments eliminate the requirement that when an investment qualifies for use of the equity method as a result of an increase in the level of ownership interest or degree of influence, an investor must adjust the investment, results of operations, and retained earnings retroactively on a step-by-step basis as if the equity method had been in effect during all previous periods that the investment had been held.  The amendments require that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting.  Therefore, upon qualifying for the equity method of accounting, no retroactive adjustment of the investment is required.

The amendments require that an entity that has an available-for-sale equity security that becomes qualified for the equity method of accounting recognize through earnings the unrealized holding gain or loss in accumulated other comprehensive income at the date the investment becomes qualified for use of the equity method.

The amendments are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016.  The amendments should be applied prospectively upon their effective date to increases in the level of ownership interest or degree of influence that result in the adoption of the equity method.  Earlier application is permitted.  Management does not expect this ASU to have a material impact on CTBI’s consolidated financial statements.

➢ Compensation—Stock Compensation: Improvements to Employee Share-Based Payment Accounting – In April 2016, the FASB has issued Accounting Standards Update (ASU) No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.  The amendments are intended to improve the accounting for employee share-based payments and affect all organizations that issue share-based payment awards to their employees.

Several aspects of the accounting for share-based payment award transactions are simplified, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows.

For public companies, the amendments are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods.  Early adoption is permitted for any organization in any interim or annual period.  Management does not expect this ASU to have a material impact on CTBI’s consolidated financial statements.

➢ Revenue from Contracts with Customers – In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. The amendments clarify the following two aspects of Topic 606: (a) identifying performance obligations; and (b) the licensing implementation guidance. The amendments do not change the core principle of the guidance in Topic 606.

The effective date and transition requirements for the amendments are the same as the effective date and transition requirements in Topic 606. Public entities should apply the amendments for annual reporting periods beginning after December 15, 2017, including interim reporting periods therein (i.e., January 1, 2018, for a calendar year entity). Early application for public entities is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The effective date for nonpublic entities is deferred by one year.  Management does not expect this ASU to have a material impact on CTBI’s consolidated financial statements.

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

Other Real Estate Owned – When foreclosed properties are acquired, appraisals are obtained and the properties are booked at the current market value less expected sales costs.  Additionally, periodic updated appraisals are obtained on unsold foreclosed properties.  When an updated appraisal reflects a market value below the current book value, a charge is booked to current earnings to reduce the property to its new market value less expected sales costs.  Our policy for determining the frequency of periodic reviews is based upon consideration of the specific properties and the known or perceived market fluctuations in a particular market and is typically between 12 and 18 months but generally not more than 24 months.  All revenues and expenses related to the carrying of other real estate owned are recognized through the income statement.

Income Taxes – Income tax expense is based on the taxes due on the consolidated tax return plus deferred taxes based on the expected future tax benefits and consequences of temporary differences between carrying amounts and tax bases of assets and liabilities, using enacted tax rates.  Any interest and penalties incurred in connection with income taxes are recorded as a component of income tax expense in the consolidated financial statements.  During the quarters ended March 31, 2016 and 2015, CTBI has not recognized a significant amount of interest expense or penalties in connection with income taxes.

Note 2 – Stock-Based Compensation

CTBI’s compensation expense related to stock option grants was $13 thousand and $8 thousand, respectively, for the three months ended March 31, 2016 and 2015.  Restricted stock expense for the three months ended March 31, 2016 and 2015 was $101 thousand and $189 thousand, respectively, including $9 thousand and $20 thousand in dividends paid for each period.  As of March 31, 2016, there was a total of $0.2 million of unrecognized compensation expense related to unvested stock option awards that will be recognized as expense as the awards vest over a weighted average period of 4.0 years and a total of $0.9 million of unrecognized compensation expense related to restricted stock grants that will be recognized as expense as the awards vest over a weighted average period of 3.2 years.

There were 18,069 and 10,582 shares of restricted stock granted during the three months ended March 31, 2016 and 2015, respectively.  The restricted stock granted in 2016 was issued pursuant to the terms of CTBI’s 2015 Stock Ownership Incentive Plan.  The restrictions on the restricted stock granted in 2016 will lapse ratably over four years.  However, in the event of certain participant employee termination events occurring within 24 months of a change in control of CTBI or the death of the participant, the restrictions will lapse, and in the event of the participant’s disability, the restrictions will lapse on a pro rata basis.  The Compensation Committee will have discretion to review and revise restrictions applicable to a participant’s restricted stock in the event of the participant’s retirement.  The restricted stock granted in 2015 was issued pursuant to the terms of the 2006 Stock Ownership Incentive Plan.  The restrictions on the restricted stock granted in 2015 lapse ratably over four years or in the event of a change in control of CTBI or the death of the participant.  In the event of the disability of the participant, the restrictions will lapse on a pro rata basis.  The Compensation Committee of the Board of Directors will have discretion to review and revise restrictions applicable to a participant’s restricted stock in the event of the participant’s retirement.

There were 10,000 and 20,000 stock options granted during the three months ended March 31, 2016 and 2015.  The fair value of stock options granted during the three months ended March 31, 2016 and 2015, were established at the date of grant using a Black-Scholes option pricing model with the weighted average assumptions as follows:

	Three Months Ended March 31
	2016	2015
Expected dividend yield	3.72%	3.72%
Risk-free interest rate	1.45%	1.54%
Expected volatility	30.77%	30.77%
Expected term (in years)	7.0	7.0
Weighted average fair value of options	$6.80	$6.60

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

The amortized cost and fair value of securities at March 31, 2016 are summarized as follows:

Available-for-Sale

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury and government agencies	$234,521	$1,256	$(98)	$235,679
State and political subdivisions	121,388	4,465	(51)	125,802
U.S. government sponsored agency mortgage-backed securities	192,751	2,339	(718)	194,372
Total debt securities	548,660	8,060	(867)	555,853
CRA investment funds	25,000	273	(176)	25,097
Total available-for-sale securities	$573,660	$8,333	$(1,043)	$580,950

Held-to-Maturity

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury and government agencies	$480	$0	$0	$480
State and political subdivisions	1,181	1	0	1,182
Total held-to-maturity securities	$1,661	$1	$0	$1,662

The amortized cost and fair value of securities at December 31, 2015 are summarized as follows:

Available-for-Sale

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury and government agencies	$240,434	$311	$(1,351)	$239,394
State and political subdivisions	125,665	3,707	(157)	129,215
U.S. government sponsored agency mortgage-backed securities	202,282	1,564	(2,270)	201,576
Total debt securities	568,381	5,582	(3,778)	570,185
CRA investment funds	25,000	132	(381)	24,751
Total available-for-sale securities	$593,381	$5,714	$(4,159)	$594,936

Held-to-Maturity

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury and government agencies	$480	$0	$(12)	$468
State and political subdivisions	1,181	2	0	1,183
Total held-to-maturity securities	$1,661	$2	$(12)	$1,651

The amortized cost and fair value of securities at March 31, 2016 by contractual maturity are shown below.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale		Held-to-Maturity
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$70,564	$70,617	$0	$0
Due after one through five years	159,006	160,485	1,181	1,182
Due after five through ten years	83,414	86,115	480	480
Due after ten years	42,925	44,264	0	0
U.S. government sponsored agency mortgage-backed securities	192,751	194,372	0	0
Total debt securities	548,660	555,853	1,661	1,662
CRA investment funds	25,000	25,097	0	0
Total securities	$573,660	$580,950	$1,661	$1,662

There was a net gain of $0.1 million realized on sales of AFS securities in each of the quarters ended March 31, 2016 and March 31, 2015.

The amortized cost of securities pledged as collateral, to secure public deposits and for other purposes, was $188.1 million at March 31, 2016 and $228.2 million at December 31, 2015.

The amortized cost of securities sold under agreements to repurchase amounted to $287.2 million at March 31, 2016 and $285.5 million at December 31, 2015.

CTBI evaluates its investment portfolio on a quarterly basis for impairment.  The analysis performed as of March 31, 2016 indicates that all impairment is considered temporary, market and interest rate driven, and not credit-related.  The percentage of total investments with unrealized losses as of March 31, 2016 was 25.4% compared to 61.1% as of December 31, 2015.  The following tables provide the amortized cost, gross unrealized losses, and fair market value, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position as of March 31, 2016 that are not deemed to be other-than-temporarily impaired.

Available-for-Sale

(in thousands)	Amortized Cost	Gross Unrealized Losses	Fair Value
Less Than 12 Months
U.S. Treasury and government agencies	$51,951	$(69)	$51,882
State and political subdivisions	6,017	(40)	5,977
U.S. government sponsored agency mortgage-backed securities	14,919	(34)	14,885
Total debt securities	72,887	(143)	72,744
CRA investment funds	10,000	(46)	9,954
Total <12 months temporarily impaired AFS securities	82,887	(189)	82,698

12 Months or More
U.S. Treasury and government agencies	25,000	(29)	24,971
State and political subdivisions	355	(11)	344
U.S. government sponsored agency mortgage-backed securities	35,629	(684)	34,945
Total debt securities	60,984	(724)	60,260
CRA investment funds	5,000	(130)	4,870
Total ≥12 months temporarily impaired AFS securities	65,984	(854)	65,130

Total
U.S. Treasury and government agencies	76,951	(98)	76,853
State and political subdivisions	6,372	(51)	6,321
U.S. government sponsored agency mortgage-backed securities	50,548	(718)	49,830
Total debt securities	133,871	(867)	133,004
CRA investment funds	15,000	(176)	14,824
Total temporarily impaired AFS securities	$148,871	$(1,043)	$147,828

U.S. Treasury and Government Agencies

The unrealized losses in U.S. Treasury and government agencies were caused by interest rate increases.  The contractual terms of those investments do not permit the issuer to settle the securities at a price less than amortized cost.  CTBI does not consider those investments to be other-than-temporarily impaired at March 31, 2016, because CTBI does not intend to sell the investments and it is not more likely than not that we will be required to sell the investments before recovery of their amortized cost, which may be at maturity.

State and Political Subdivisions

The unrealized losses in securities of state and political subdivisions were caused by interest rate increases.  The contractual terms of those investments do not permit the issuer to settle the securities at a price less than amortized cost.  CTBI does not consider those investments to be other-than-temporarily impaired at March 31, 2016, because CTBI does not intend to sell the investments before recovery of their amortized cost, which may be at maturity.

U.S. Government Sponsored Agency Mortgage-Backed Securities

The unrealized losses in U.S. government sponsored agency mortgage-backed securities were caused by interest rate increases.  CTBI expects to recover the amortized cost basis over the term of the securities.  CTBI does not consider those investments to be other-than-temporarily impaired at March 31, 2016, because (i) the decline in market value is attributable to changes in interest rates and not credit quality, (ii) CTBI does not intend to sell the investments, and (iii) it is not more likely than not we will be required to sell the investments before recovery of their amortized cost, which may be at maturity.

CRA Investment Funds

CTBI’s CRA investment funds consist of investments in fixed income mutual funds ($25.1 million of the total fair value and $0.2 million of the total unrealized losses in common stock investments).  The severity of the impairment (fair value is approximately 0.7% less than cost) and the duration of the impairment correlates with the decline in long-term interest rates in 2016.  CTBI evaluated the near-term prospects of these funds in relation to the severity and duration of the impairment.  Based on that evaluation, CTBI does not consider those investments to be other-than-temporarily impaired at March 31, 2016.

The following tables provide the amortized cost, gross unrealized losses, and fair market value, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position as of December 31, 2015 that are not deemed to be other-than-temporarily impaired.  The analysis performed as of December 31, 2015 indicated that all impairment was considered temporary, market and interest rate driven, and not credit-related.

Available-for-Sale

(in thousands)	Amortized Cost	Gross Unrealized Losses	Fair Value
Less Than 12 Months
U.S. Treasury and government agencies	$142,147	$(487)	$141,660
State and political subdivisions	11,190	(106)	11,084
U.S. government sponsored agency mortgage-backed securities	92,009	(899)	91,110
Total debt securities	245,346	(1,492)	243,854
CRA investment funds	10,000	(183)	9,817
Total <12 months temporarily impaired AFS securities	255,346	(1,675)	253,671

12 Months or More
U.S. Treasury and government agencies	54,773	(864)	53,909
State and political subdivisions	3,187	(51)	3,136
U.S. government sponsored agency mortgage-backed securities	49,908	(1,371)	48,537
Total debt securities	107,868	(2,286)	105,582
CRA investment funds	5,000	(198)	4,802
Total ≥12 months temporarily impaired AFS securities	112,868	(2,484)	110,384

Total
U.S. Treasury and government agencies	196,920	(1,351)	195,569
State and political subdivisions	14,377	(157)	14,220
U.S. government sponsored agency mortgage-backed securities	141,917	(2,270)	139,647
Total debt securities	353,214	(3,778)	349,436
CRA investment funds	15,000	(381)	14,619
Total temporarily impaired AFS securities	$368,214	$(4,159)	$364,055

Held-to-Maturity

(in thousands)	Amortized Cost	Gross Unrealized Losses	Fair Value
12 Months or More
U.S. Treasury and government agencies	$480	$(12)	$468
Total temporarily impaired HTM securities	$480	$(12)	$468

Note 4 – Loans

Major classifications of loans, net of unearned income, deferred loan origination costs, and net premiums on acquired loans, are summarized as follows:

(in thousands)	March 31 2016	December 31 2015
Commercial construction	$74,786	$78,020
Commercial secured by real estate	1,063,662	1,052,919
Equipment lease financing	7,463	8,514
Commercial other	352,228	358,898
Real estate construction	61,830	61,750
Real estate mortgage	705,882	707,874
Home equity	88,521	89,450
Consumer direct	126,154	126,406
Consumer indirect	408,765	390,130
Total loans	$2,889,291	$2,873,961

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

Not included in the loan balances above were loans held for sale in the amount of $2.7 million at March 31, 2016 and $1.2 million at December 31, 2015.

Refer to note 1 to the condensed consolidated financial statements for further information regarding our nonaccrual policy.  Nonaccrual loans segregated by class of loans were as follows:

(in thousands)	March 31 2016	December 31 2015
Commercial:
Commercial construction	$3,564	$3,402
Commercial secured by real estate	7,284	5,928
Commercial other	1,824	1,485

Residential:
Real estate construction	248	249
Real estate mortgage	5,292	5,206
Home equity	234	183

Consumer:
Consumer direct	0	110
Total nonaccrual loans	$18,446	$16,563

The following tables present CTBI’s loan portfolio aging analysis, segregated by class, as of March 31, 2016 and December 31, 2015:

	March 31, 2016
(in thousands)	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Current	Total Loans	90+ and Accruing*
Commercial:
Commercial construction	$281	$186	$3,219	$3,686	$71,100	$74,786	$30
Commercial secured by real estate	6,556	2,670	4,465	13,691	1,049,971	1,063,662	2,115
Equipment lease financing	0	0	0	0	7,463	7,463	0
Commercial other	358	551	1,402	2,311	349,917	352,228	246
Residential:
Real estate construction	237	41	286	564	61,266	61,830	50
Real estate mortgage	1,514	4,388	9,132	15,034	690,848	705,882	5,308
Home equity	943	140	509	1,592	86,929	88,521	329
Consumer:
Consumer direct	961	237	121	1,319	124,835	126,154	121
Consumer indirect	1,748	579	335	2,662	406,103	408,765	335
Total	$12,598	$8,792	$19,469	$40,859	$2,848,432	$2,889,291	$8,534

	December 31, 2015
(in thousands)	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Current	Total Loans	90+ and Accruing*
Commercial:
Commercial construction	$36	$6	$3,431	$3,473	$74,547	$78,020	$30
Commercial secured by real estate	2,947	622	7,923	11,492	1,041,427	1,052,919	3,757
Equipment lease financing	199	0	0	199	8,315	8,514	0
Commercial other	762	121	1,476	2,359	356,539	358,898	310
Residential:
Real estate construction	443	62	291	796	60,954	61,750	55
Real estate mortgage	1,128	3,888	10,907	15,923	691,951	707,874	6,925
Home equity	527	148	580	1,255	88,195	89,450	448
Consumer:
Consumer direct	835	479	126	1,440	124,966	126,406	126
Consumer indirect	2,133	814	395	3,342	386,788	390,130	395
Total	$9,010	$6,140	$25,129	$40,279	$2,833,682	$2,873,961	$12,046

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

The following tables present the credit risk profile of CTBI’s commercial loan portfolio based on rating category and payment activity, segregated by class of loans, as of March 31, 2016 and December 31, 2015:

(in thousands)	Commercial Construction	Commercial Secured by Real Estate	Equipment Leases	Commercial Other	Total
March 31, 2016
Pass	$60,772	$952,066	$7,463	$302,014	$1,322,315
Watch	4,038	65,452	0	36,908	106,398
OAEM	2,204	13,029	0	1,425	16,658
Substandard	6,596	32,292	0	10,805	49,693
Doubtful	1,176	823	0	1,076	3,075
Total	$74,786	$1,063,662	$7,463	$352,228	$1,498,139

December 31, 2015
Pass	$62,978	$937,196	$8,514	$312,100	$1,320,788
Watch	4,931	71,830	0	37,670	114,431
OAEM	2,206	13,765	0	963	16,934
Substandard	6,780	29,232	0	7,072	43,084
Doubtful	1,125	896	0	1,093	3,114
Total	$78,020	$1,052,919	$8,514	$358,898	$1,498,351

The following tables present the credit risk profile of the CTBI’s residential real estate and consumer loan portfolios based on performing or nonperforming status, segregated by class, as of March 31, 2016 and December 31, 2015:

(in thousands)	Real Estate Construction	Real Estate Mortgage	Home Equity	Consumer Direct	Consumer Indirect	Total
March 31, 2016
Performing	$61,532	$695,282	$87,958	$126,033	$408,430	$1,379,235
Nonperforming (1)	298	10,600	563	121	335	11,917
Total	$61,830	$705,882	$88,521	$126,154	$408,765	$1,391,152

December 31, 2015
Performing	$61,446	$695,743	$88,819	$126,170	$389,735	$1,361,913
Nonperforming (1)	304	12,131	631	236	395	13,697
Total	$61,750	$707,874	$89,450	$126,406	$390,130	$1,375,610

(1)  A loan is considered nonperforming if it is 90 days or more past due and/or on nonaccrual.

The total of consumer mortgage loans secured by real estate properties in formal foreclosure proceedings was $3.5 million at March 31, 2016 compared to $4.4 million at December 31, 2015.

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

The following table presents impaired loans, the average investment in impaired loans, and interest income recognized on impaired loans for the periods ended March 31, 2016, December 31, 2015, and March 31, 2015:

	March 31, 2016
(in thousands)	Recorded Balance	Unpaid Contractual Principal Balance	Specific Allowance	Average Investment in Impaired Loans	*Interest Income Recognized
Loans without a specific valuation allowance:
Commercial construction	$4,219	$4,220	$0	$4,322	$49
Commercial secured by real estate	32,664	33,474	0	32,511	387
Commercial other	11,838	13,600	0	11,748	148
Real estate mortgage	2,018	2,018	0	2,021	16

Loans with a specific valuation allowance:
Commercial construction	3,337	3,339	746	3,401	0
Commercial secured by real estate	4,753	4,868	1,588	4,727	18
Commercial other	713	781	332	719	0

Totals:
Commercial construction	7,556	7,559	746	7,723	49
Commercial secured by real estate	37,417	38,342	1,588	37,238	405
Commercial other	12,551	14,381	332	12,467	148
Real estate mortgage	2,018	2,018	0	2,021	16
Total	$59,542	$62,300	$2,666	$59,449	$618

	December 31, 2015
(in thousands)	Recorded Balance	Unpaid Contractual Principal Balance	Specific Allowance	Average Investment in Impaired Loans	*Interest Income Recognized
Loans without a specific valuation allowance:
Commercial construction	$2,861	$2,862	$0	$4,574	$200
Commercial secured by real estate	30,761	32,166	0	30,605	1,378
Commercial other	7,500	9,148	0	8,802	316
Real estate mortgage	1,744	1,744	0	1,179	50

Loans with a specific valuation allowance:
Commercial construction	3,402	3,402	831	3,631	0
Commercial secured by real estate	2,660	2,768	1,227	2,349	7
Commercial other	960	1,153	403	836	1

Totals:
Commercial construction	6,263	6,264	831	8,205	200
Commercial secured by real estate	33,421	34,934	1,227	32,954	1,385
Commercial other	8,460	10,301	403	9,638	317
Real estate mortgage	1,744	1,744	0	1,179	50
Total	$49,888	$53,243	$2,461	$51,976	$1,952

	March 31, 2015
(in thousands)	Recorded Balance	Unpaid Contractual Principal Balance	Specific Allowance	Average Investment in Impaired Loans	*Interest Income Recognized
Loans without a specific valuation allowance:
Commercial construction	$5,280	$5,280	$0	$5,297	$51
Commercial secured by real estate	29,606	30,431	0	29,991	310
Commercial other	12,747	14,337	0	12,868	61
Real estate mortgage	900	900	0	902	12

Loans with a specific valuation allowance:
Commercial construction	3,863	3,863	734	3,895	0
Commercial secured by real estate	3,222	3,650	869	3,440	1
Commercial other	846	970	184	859	0

Totals:
Commercial construction	9,143	9,143	734	9,192	51
Commercial secured by real estate	32,828	34,081	869	33,431	311
Commercial other	13,593	15,307	184	13,727	61
Real estate mortgage	900	900	0	902	12
Total	$56,464	$59,431	$1,787	$57,252	$435

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

During 2016, certain loans were modified in troubled debt restructurings, where economic concessions were granted to borrowers consisting of reductions in the interest rates, payment extensions, forgiveness of principal, and forbearances.  Presented below, segregated by class of loans, are troubled debt restructurings that occurred during the three months ended March 31, 2016 and 2015 and the year ended December 31, 2015:

	Three Months Ended March 31, 2016
(in thousands)	Number of Loans	Term Modification	Rate Modification	Combination	Post-Modification Outstanding Balance
Commercial:
Commercial construction	1	$1,288	$0	$0	$1,288
Commercial secured by real estate	13	3,998	0	44	4,042
Commercial other	10	4,601	0	0	4,601
Residential:
Real estate mortgage	1	0	0	280	280
Total troubled debt restructurings	25	$9,887	$0	$324	$10,211

	Year Ended December 31, 2015
(in thousands)	Number of Loans	Term Modification	Rate Modification	Combination	Post-Modification Outstanding Balance
Commercial:
Commercial construction	3	$428	$0	$0	$428
Commercial secured by real estate	21	4,244	0	1,760	6,004
Commercial other	7	3,847	0	0	3,847
Residential:
Real estate mortgage	3	0	0	848	848
Total troubled debt restructurings	34	$8,519	$0	$2,608	$11,127

	Three Months Ended March 31, 2015
(in thousands)	Number of Loans	Term Modification	Rate Modification	Combination	Post-Modification Outstanding Balance
Commercial:
Commercial secured by real estate	4	$290	$0	$0	$290
Commercial other	2	36	0	0	36
Total troubled debt restructurings	6	$326	$0	$0	$326

No charge-offs have resulted from modifications for any of the presented periods.  We have commitments to extend additional credit in the amount of $2 thousand on loans that are considered troubled debt restructurings.

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

(in thousands)	Three Months Ended March 31, 2016
	Number of Loans	Recorded Balance
Commercial:
Commercial secured by real estate	1	$510
Commercial other	1	358
Total defaulted restructured loans	2	$868

(in thousands)	Three Months Ended March 31, 2015
	Number of Loans	Recorded Balance
Commercial:
Commercial secured by real estate	1	$261
Commercial other	0	0
Total defaulted restructured loans	1	$261

Note 5 – Allowance for Loan and Lease Losses

The following tables present the balance in the allowance for loan and lease losses (“ALLL”) and the recorded investment in loans based on portfolio segment and impairment method as of March 31, 2016, December 31, 2015 and March 31, 2015:

	March 31, 2016
(in thousands)	Commercial Construction	Commercial Secured by Real Estate	Equipment Lease Financing	Commercial Other	Real Estate Construction	Real Estate Mortgage	Home Equity	Consumer Direct	Consumer Indirect	Total
Allowance for loan losses
Beginning balance	$2,199	$14,434	$79	$4,225	$550	$6,678	$839	$1,594	$5,496	$36,094
Provision charged to expense	(220)	477	(9)	328	4	94	(7)	182	916	1,765
Losses charged off	0	(158)	0	(423)	(8)	(312)	(11)	(295)	(1,258)	(2,465)
Recoveries	4	45	0	117	2	37	3	122	605	935
Ending balance	$1,983	$14,798	$70	$4,247	$548	$6,497	$824	$1,603	$5,759	$36,329

Ending balance:
Individually evaluated for impairment	$746	$1,588	$0	$332	$0	$0	$0	$0	$0	$2,666
Collectively evaluated for impairment	$1,237	$13,210	$70	$3,915	$548	$6,497	$824	$1,603	$5,759	$33,663

Loans
Ending balance:
Individually evaluated for impairment	$7,556	$37,417	$0	$12,551	$0	$2,018	$0	$0	$0	$59,542
Collectively evaluated for impairment	$67,230	$1,026,245	$7,463	$339,677	$61,830	$703,864	$88,521	$126,154	$408,765	$2,829,749

	December 31, 2015
(in thousands)	Commercial Construction	Commercial Secured by Real Estate	Equipment Lease Financing	Commercial Other	Real Estate Construction	Real Estate Mortgage	Home Equity	Consumer Direct	Consumer Indirect	Total
Allowance for loan losses
Beginning balance	$2,896	$13,618	$119	$4,263	$534	$6,094	$756	$1,574	$4,593	$34,447
Provision charged to expense	(707)	2,135	(40)	1,338	147	1,888	158	891	2,840	8,650
Losses charged off	(3)	(1,379)	0	(1,961)	(135)	(1,421)	(129)	(1,306)	(3,536)	(9,870)
Recoveries	13	60	0	585	4	117	54	435	1,599	2,867
Ending balance	$2,199	$14,434	$79	$4,225	$550	$6,678	$839	$1,594	$5,496	$36,094

Ending balance:
Individually evaluated for impairment	$831	$1,227	$0	$403	$0	$0	$0	$0	$0	$2,461
Collectively evaluated for impairment	$1,368	$13,207	$79	$3,822	$550	$6,678	$839	$1,594	$5,496	$33,633

Loans
Ending balance:
Individually evaluated for impairment	$6,263	$33,421	$0	$8,460	$0	$1,744	$0	$0	$0	$49,888
Collectively evaluated for impairment	$71,757	$1,019,498	$8,514	$350,438	$61,750	$706,130	$89,450	$126,406	$390,130	$2,824,073

	March 31, 2015
(in thousands)	Commercial Construction	Commercial Secured by Real Estate	Equipment Lease Financing	Commercial Other	Real Estate Construction	Real Estate Mortgage	Home Equity	Consumer Direct	Consumer Indirect	Total
Allowance for loan losses
Beginning balance	$2,896	$13,618	$119	$4,263	$534	$6,094	$756	$1,574	$4,593	$34,447
Provision charged to expense	(34)	630	6	55	75	364	17	200	588	1,901
Losses charged off	(1)	(433)	0	(441)	(90)	(438)	(42)	(357)	(834)	(2,636)
Recoveries	3	45	0	248	0	10	11	104	473	894
Ending balance	$2,864	$13,860	$125	$4,125	$519	$6,030	$742	$1,521	$4,820	$34,606

Ending balance:
Individually evaluated for impairment	$734	$869	$0	$184	$0	$0	$0	$0	$0	$1,787
Collectively evaluated for impairment	$2,130	$12,991	$125	$3,941	$519	$6,030	$742	$1,521	$4,820	$32,819

Loans
Ending balance:
Individually evaluated for impairment	$9,143	$32,828	$0	$13,593	$0	$900	$0	$0	$0	$56,464
Collectively evaluated for impairment	$110,079	$933,507	$10,908	$327,807	$60,894	$707,167	$87,136	$120,005	$332,515	$2,690,018

Note 6 – Other Real Estate Owned

Activity for other real estate owned was as follows:

(in thousands)	March 31, 2016	March 31, 2015
Beginning balance of other real estate owned	$40,674	$36,776
New assets acquired	1,291	5,570
Capitalized costs	0	85
Fair value adjustments	(134)	(64)
Sale of assets	(2,846)	(3,632)
Ending balance of other real estate owned	$38,985	$38,735

Carrying costs and fair value adjustments associated with foreclosed properties for the three months ended March 31, 2016 and 2015 were $0.6 million and $0.5 million, respectively.

The major classifications of foreclosed properties are shown in the following table:

(in thousands)	March 31, 2016	December 31, 2015
1-4 family	$7,393	$7,493
Agricultural/farmland	339	116
Construction/land development/other	21,002	22,570
Multifamily	725	833
Non-farm/non-residential	9,526	9,662
Total foreclosed properties	$38,985	$40,674

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

We monitor collateral levels on a continuous basis and maintain records of each transaction specifically describing the applicable security and the counterparty’s fractional interest in that security, and we segregate the security from its general assets in accordance with regulations governing custodial holdings of securities.  The primary risk with our repurchase agreements is market risk associated with the securities securing the transactions, as we may be required to provide additional collateral based on fair value changes of the underlying securities.  Securities pledged as collateral under repurchase agreements are maintained with our safekeeping agents.  The carrying value of investment securities available-for-sale pledged as collateral under repurchase agreements totaled $292.4 million and $288.1 million at March 31, 2016 and December 31, 2015, respectively.

The remaining contractual maturity of the securities sold under agreements to repurchase by class of collateral pledged included in the accompanying consolidated balance sheets as of March 31, 2016 and December 31, 2015 is presented in the following tables:

	March 31, 2016
	Remaining Contractual Maturity of the Agreements
(in thousands)	Overnight and Continuous	Up to 30 days	30-90 days	Greater Than 90 days	Total
Repurchase agreements and repurchase-to-maturity transactions:
U.S. Treasury and government agencies	$27,868	$0	$0	$63,342	$91,210
State and political subdivisions	54,913	0	0	12,376	67,289
U.S. government sponsored agency mortgage-backed securities	29,180	0	0	71,404	100,584
Total	$111,961	$0	$0	$147,122	$259,083

	December 31, 2015
	Remaining Contractual Maturity of the Agreements
(in thousands)	Overnight and Continuous	Up to 30 days	30-90 days	Greater Than 90 days	Total
Repurchase agreements and repurchase-to-maturity transactions:
U.S. Treasury and government agencies	$19,184	$0	$10,401	$48,695	$78,280
State and political subdivisions	58,676	494	1,656	9,159	69,985
U.S. government sponsored agency mortgage-backed securities	27,810	6	12,278	62,866	102,960
Total	$105,670	$500	$24,335	$120,720	$251,225

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

Recurring Measurements

The following tables present the fair value measurements of assets recognized in the accompanying balance sheets measured at fair value on a recurring basis as of March 31, 2016 and December 31, 2015 and indicate the level within the fair value hierarchy of the valuation techniques.

		Fair Value Measurements at March 31, 2016 Using
(in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets measured – recurring basis
Available-for-sale securities:
U.S. Treasury and government agencies	$235,679	$44,932	$190,747	$0
State and political subdivisions	125,802	0	125,802	0
U.S. government sponsored agency mortgage-backed securities	194,372	0	194,372	0
CRA investment funds	25,097	25,097	0	0
Mortgage servicing rights	2,908	0	0	2,908

		Fair Value Measurements at December 31, 2015 Using
(in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets measured – recurring basis
Available-for-sale securities:
U.S. Treasury and government agencies	$239,394	$44,702	$194,692	$0
State and political subdivisions	129,215	0	129,215	0
U.S. government sponsored agency mortgage-backed securities	201,576	0	201,576	0
CRA investment funds	24,751	24,751	0	0
Mortgage servicing rights	3,236	0	0	3,236

Following is a description of the valuation methodologies and inputs used for assets measured at fair value on a recurring basis and recognized in the accompanying balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy.  These valuation methodologies were applied to all of CTBI’s financial assets carried at fair value.  CTBI had no liabilities measured and recorded at fair value as of March 31, 2016 and December 31, 2015.  There have been no significant changes in the valuation techniques during the quarter ended March 31, 2016.  For assets classified within Level 3 of the fair value hierarchy, the process used to develop the reported fair value is described below.

Available-for-Sale Securities

Securities classified as available-for-sale are reported at fair value on a recurring basis.  U.S. Treasury and government agencies and CTBI’s CRA investment funds are classified as Level 1 of the valuation hierarchy where quoted market prices are available in the active market on which the individual securities are traded.

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

In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy.  Fair value determinations for Level 3 measurements are estimated on a quarterly basis where assumptions used are reviewed to ensure the estimated fair value complies with accounting standards generally accepted in the United States.  As of March 31, 2016, CTBI does not own any securities valued using Level 3 inputs.

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

Transfers between Levels

There were no transfers between Levels 1, 2, and 3 as of March 31, 2016.

Level 3 Reconciliation

Following is a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the accompanying balance sheet using significant unobservable (Level 3) inputs for the three months ended March 31, 2016 and 2015:

Mortgage Servicing Rights
	Three Months Ended March 31
(in thousands)	2016	2015
Beginning balance	$3,236	$2,968
Total recognized losses
Included in net income	(380)	(161)
Issues	94	84
Settlements	(42)	(94)
Ending balance	$2,908	$2,797

Total losses for the period included in net income attributable to the change in unrealized gains or losses related to assets still held at the reporting date	$(380)	$(161)

Realized and unrealized gains and losses for items reflected in the tables above are included in net income in the consolidated statements of income as follows:

Noninterest Income	Three Months Ended
	March 31
(in thousands)	2016	2015
Total losses	$(422)	$(255)

Nonrecurring Measurements

The following tables present the fair value measurements of assets recognized in the accompanying balance sheets measured at fair value on a nonrecurring basis as of March 31, 2016 and December 31, 2015 and indicate the level within the fair value hierarchy of the valuation techniques.

		Fair Value Measurements at March 31, 2016 Using
(in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets measured – nonrecurring basis
Impaired loans (collateral dependent)	$4,516	$0	$0	$4,516
Other real estate/assets owned	374	0	0	374

		Fair Value Measurements at December 31, 2015 Using
(in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets measured – nonrecurring basis
Impaired loans (collateral dependent)	$3,192	$0	$0	$3,192
Other real estate/assets owned	6,798	0	0	6,798

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

Loans considered impaired under ASC 310-35, Impairment of a Loan, are loans for which, based on current information and events, it is probable that the creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement.  Impaired loans are subject to nonrecurring fair value adjustments to reflect subsequent (i) partial write-downs that are based on the observable market price or current appraised value of the collateral or (ii) the full charge-off of the loan carrying value.  Quarter-to-date fair value adjustments on impaired loans disclosed above were $0.2 million, $1.0 million, and $0.5 million for the quarters ended March 31, 2016, December 31, 2015, and March 31, 2015, respectively.

Other Real Estate Owned

In accordance with the provisions of ASC 360, Property, Plant, and Equipment, other real estate owned (OREO) is carried at the lower of fair value at acquisition date or current estimated fair value, less estimated cost to sell when the real estate is acquired.  Estimated fair value of OREO is based on appraisals or evaluations.  OREO is classified within Level 3 of the fair value hierarchy.  Long-lived assets are subject to nonrecurring fair value adjustments to reflect subsequent partial write-downs that are based on the observable market price or current appraised value of the collateral.  Quarter-to-date fair value adjustments on other real estate/assets owned were $0.1 million, $0.5 million, and $0.1 million for the quarters ended March 31, 2016, December 31, 2015, and March 31, 2015, respectively.

Our policy for determining the frequency of periodic reviews is based upon consideration of the specific properties and the known or perceived market fluctuations in a particular market and is typically between 12 and 18 months but generally not more than 24 months.  Appraisers are selected from the list of approved appraisers maintained by management.

Unobservable (Level 3) Inputs

The following tables present quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements at March 31, 2016 and December 31, 2015.

(in thousands)	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at March 31, 2016	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Mortgage servicing rights	$2,908	Discount cash flows, computer pricing model	Constant prepayment rate	0.0% - 25.7% (11.1%)
			Probability of default	0.0% - 100.0% (2.8%)
			Discount rate	10.0% - 11.5% (10.1%)

Impaired loans (collateral-dependent)	$4,516	Market comparable properties	Marketability discount	0.0% - 82.5% (28.4%)

Other real estate/assets owned	$374	Market comparable properties	Comparability adjustments	10.0% -100.0% (25.0%)

(in thousands)	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at December 31, 2015	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Mortgage servicing rights	$3,236	Discount cash flows, computer pricing model	Constant prepayment rate	6.1% - 22.4% (10.0%)
			Probability of default	0.0% - 100.0% (2.6%)
			Discount rate	10.0% - 11.5% (10.1%)

Impaired loans (collateral-dependent)	$3,192	Market comparable properties	Marketability discount	0.0% - 76.7% (26.8%)

Other real estate/assets owned	$6,798	Market comparable properties	Comparability adjustments	5.0% - 51.8% (11.7%)

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

Fair Value of Financial Instruments

The following table presents estimated fair value of CTBI’s financial instruments as of March 31, 2016 and indicates the level within the fair value hierarchy of the valuation techniques.

		Fair Value Measurements at March 31, 2016 Using
(in thousands)	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$162,389	$162,389	$0	$0
Certificates of deposit in other banks	1,596	0	1,600	0
Securities available-for-sale	580,950	70,029	510,921	0
Securities held-to-maturity	1,661	0	1,662	0
Loans held for sale	2,707	2,770	0	0
Loans, net	2,852,962	0	0	2,859,537
Federal Home Loan Bank stock	17,927	0	17,927	0
Federal Reserve Bank stock	4,887	0	4,887	0
Accrued interest receivable	11,896	0	11,896	0
Mortgage servicing rights	2,908	0	0	2,908

Financial liabilities:
Deposits	$3,034,218	$757,830	$2,255,575	$0
Repurchase agreements	259,083	0	0	258,971
Federal funds purchased	5,851	0	5,851	0
Advances from Federal Home Loan Bank	1,028	0	1,116	0
Long-term debt	61,341	0	0	49,073
Accrued interest payable	1,391	0	1,391	0

Unrecognized financial instruments:
Letters of credit	$0	$0	$0	$0
Commitments to extend credit	0	0	0	0
Forward sale commitments	0	0	0	0

The following table presents estimated fair value of CTBI’s financial instruments as of December 31, 2015 and indicates the level within the fair value hierarchy of the valuation techniques.

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

Note 9 – Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended
	March 31
(in thousands except per share data)	2016	2015
Numerator:
Net income	$11,602	$10,938

Denominator:
Basic earnings per share:
Weighted average shares	17,513	17,400
Diluted earnings per share:
Effect of dilutive stock options and restricted stock grants	20	51
Adjusted weighted average shares	17,533	17,451

Earnings per share:
Basic earnings per share	$0.66	$0.63
Diluted earnings per share	0.66	0.63

Options to purchase 57,953 common shares at a weighted average price of $35.41 were excluded from the diluted calculations above for the three months ended March 31, 2016, because the exercise prices on the options were greater than the average market price for the period.  In addition to in-the-money stock options, unvested restricted stock grants were also used in the calculation of diluted earnings per share based on the treasury method.  Options to purchase 68,063 common shares at a weighted average price of $35.41 were excluded from the diluted calculations above for the three months ended March 31, 2015.

Note 10 – Accumulated Other Comprehensive Income

Unrealized gains (losses) on AFS securities

Amounts reclassified from accumulated other comprehensive income (AOCI) and the affected line items in the statements of income during the three months ended March 31, 2016 and 2015 were:

	Amounts Reclassified from AOCI
(in thousands)	Three Months Ended March 31
	2016	2015
Affected line item in the statements of income
Securities gains	$68	$144
Tax expense	24	50
Total reclassifications out of AOCI	$44	$94

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

Our Business

Community Trust Bancorp, Inc. (“CTBI”) is a bank holding company headquartered in Pikeville, Kentucky.  Currently, we own one commercial bank, Community Trust Bank, Inc. (“CTB”) and one trust company, Community Trust and Investment Company, Inc.  Through our subsidiaries, we have eighty banking locations in eastern, northeastern, central, and south central Kentucky, southern West Virginia, and northeastern Tennessee, four trust offices across Kentucky, and one trust office in northeastern Tennessee.  At March 31, 2016, we had total consolidated assets of $3.9 billion and total consolidated deposits, including repurchase agreements, of $3.3 billion.  Total shareholders’ equity at March 31, 2016 was $485.6 million.  Trust assets under management, which are excluded from CTBI’s total consolidated assets, at March 31, 2016, were $2.0 billion, including CTB’s investment portfolio totaling $0.6 billion.

Through its subsidiaries, CTBI engages in a wide range of commercial and personal banking and trust and wealth management activities, which include accepting time and demand deposits; making secured and unsecured loans to corporations, individuals and others; providing cash management services to corporate and individual customers; issuing letters of credit; renting safe deposit boxes; and providing funds transfer services.  The lending activities of CTB include making commercial, construction, mortgage, and personal loans.  Lease-financing, lines of credit, revolving lines of credit, term loans, and other specialized loans, including asset-based financing, are also available.  Our corporate subsidiaries act as trustees of personal trusts, as executors of estates, as trustees for employee benefit trusts, as paying agents for bond and stock issues, as investment agent, as depositories for securities, and as providers of full service brokerage and insurance services.  For further information, see Item 1 of our annual report on Form 10-K for the year ended December 31, 2015.

Results of Operations and Financial Condition

For the quarter ended March 31, 2016, we reported earnings of $11.6 million, or $0.66 per basic share, compared to $10.9 million, or $0.63 per basic share, earned during the first quarter 2015 and $11.9 million, or $0.68 per basic share, earned during the fourth quarter 2015.

Quarterly Highlights

❖	Our loan portfolio increased $142.8 million from March 31, 2015 and $15.3 million during the quarter.

❖	Our investment portfolio decreased $45.4 million from March 31, 2015 and $14.0 million during the quarter.

❖	Deposits, including repurchase agreements, increased $109.2 million from March 31, 2015 and $61.3 million during the quarter.

❖
Nonperforming loans at $27.0 million decreased $8.1 million from March 31, 2015 and $1.6 million from December 31, 2015.  Nonperforming assets at $66.1 million decreased $7.9 million from March 31, 2015 and $3.4 million from December 31, 2015.

❖
Net loan charge-offs for the quarter ended March 31, 2016 were $1.5 million, or 0.21% of average loans annualized, compared to $1.7 million, or 0.26%, experienced for the first quarter 2015 and $1.4 million, or 0.19%, for the fourth quarter 2015.

Income Statement Review

(dollars in thousands)			Change 2016 vs. 2015
Three Months Ended March 31	2016	2015	Amount	Percent
Net interest income	$33,324	$32,905	$419	1.3%
Provision for loan losses	1,765	1,901	(136)	(7.2)
Noninterest income	10,971	10,736	235	2.2
Noninterest expense	26,242	25,818	424	1.6
Income taxes	4,686	4,984	(298)	(6.0)
Net income	$11,602	$10,938	$664	6.1%

Average earning assets	$3,620,318	$3,480,600	$139,718	4.0%

Yield on average earnings assets	4.12%	4.22%	(0.10)%	(2.4)%
Cost of interest bearing funds	0.49%	0.45%	0.04%	8.9%

Net interest margin	3.76%	3.89%	(0.13)%	(3.3)%

Net Interest Income

Net interest income for the quarter of $33.3 million was an increase of $0.4 million, or 1.3%, from prior year first quarter and $0.1 million, or 0.4%, from prior quarter.  Our net interest margin decreased 13 basis points and increased 2 basis points during the respective time periods.  Average earning assets increased $139.7 million, or 4.0%, from first quarter 2015 and $41.8 million, or 1.2%, from prior quarter, while our yield on average earning assets decreased 10 basis points and increased 4 basis points, respectively, during these time periods.  The cost of interest bearing funds increased 4 basis points from prior year first quarter and 1 basis point from prior quarter.  Our ratio of average loans to deposits, including repurchase agreements, for the quarter ended March 31, 2016 was 88.4% compared to 86.6% for the quarter ended March 31, 2015 and 87.5% for the quarter ended December 31, 2015.

Provision for Loan Losses

The provision for loan losses that was added to the allowance for the first quarter 2016 was $1.8 million compared to $1.9 million for the quarters ended March 31, 2015 and December 31, 2015.  This provision represented a charge against current earnings in order to maintain the allowance at an appropriate level determined using the accounting estimates described in the Critical Accounting Policies and Estimates section.  Our reserve coverage (allowance for loan and lease loss reserve to nonperforming loans) at March 31, 2016 was 134.7% compared to 98.7% at March 31, 2015 and 126.2% at December 31, 2015.  Our loan loss reserve as a percentage of total loans outstanding at March 31, 2016 remained at 1.26% from March 31, 2015 and December 31, 2015.

Noninterest Income

Noninterest income for the quarter ended March 31, 2016 of $11.0 million was an increase of $0.2 million, or 2.2%, from prior year same quarter but a decrease of $0.8 million, or 7.1%, from prior quarter.  The increase from prior year same quarter was primarily due to a $0.3 million increase in deposit service charges. The decrease in noninterest income from prior quarter was impacted by decreases in gains on sales of loans ($0.1 million), deposit service charges ($0.5 million), trust revenue ($0.1 million), and loan related fees ($0.5 million), partially offset by $0.1 million in securities gains compared to $0.2 million in securities losses in the prior quarter.  The decrease in deposit related fees was primarily seasonal.  Loan related fees decreased from prior year and prior quarter as a result of fluctuations in the fair value adjustments of our mortgage servicing rights ($0.2 million year over year and $0.5 million quarter over quarter).

Noninterest Expense

Noninterest expense for the quarter ended March 31, 2016 of $26.2 million was an increase of $0.4 million, or 1.6%, from prior year first quarter and $0.5 million, or 1.8%, from prior quarter.  The increase in noninterest expense was primarily due to increases in personnel expense ($0.5 million year over year and $0.8 million quarter over quarter).  Personnel expense year over year was impacted by a $0.3 million increase in salaries, a $0.2 million increase in bonuses and incentives, and a $0.2 million increase in the cost of group medical and life insurance.  The year over year increase was partially offset by a $0.4 million decline in data processing expense.  Quarter over quarter personnel expense was impacted bya $0.7 million increase in bonuses and incentives and a $0.3 million increase in payroll taxes.  The quarter over quarter increase in bonuses and incentives was due to a true up in the fourth quarter 2015 that resulted in lower than normal expense for the quarter.  This increase was partially offset by a $0.5 million decrease in net other real estate owned expense.

Balance Sheet Review

CTBI’s total assets at $3.9 billion decreased $24.1 million, or an annualized 2.5%, from December 31, 2015 but increased $120.5 million, or 3.2%, from March 31, 2015.  Loans outstanding at March 31, 2016 were $2.9 billion, increasing $15.3 million, or an annualized 2.1%, from December 31, 2015 and $142.8 million, or 5.2%, from March 31, 2015.  We experienced growth during the quarter of $18.6 million in the indirect loan portfolio, partially offset by decreases of $2.8 million in the residential loan portfolio, $0.2 million in the commercial loan portfolio, and $0.3 million in the consumer direct loan portfolio.  CTBI’s investment portfolio decreased $14.0 million, or an annualized 9.4%, from December 31, 2015 and $45.4 million, or 7.2%, from March 31, 2015.  Cash flows generated from the decline in the investment portfolio year over year were utilized to support loan growth.  Deposits, including repurchase agreements, at $3.3 billion increased $61.3 million, or an annualized 7.6%, from December 31, 2015 and $109.2 million, or 3.4%, from March 31, 2015.

Shareholders’ equity at March 31, 2016 was $485.6 million compared to $475.6 million at December 31, 2015 and $457.4 million at March 31, 2015.  Our tangible common equity/tangible assets ratio increased to 11.01%.

Loans

(in thousands)	March 31, 2016
Loan Category	Balance	Variance from Prior Year-End	Net Charge-Offs	Nonperforming	ALLL
Commercial:
Construction	$74,786	(4.1)%	$(4)	$3,594	$1,983
Secured by real estate	1,063,662	1.0	113	9,399	14,798
Equipment lease financing	7,463	(12.3)	0	0	70
Commercial other	352,228	(1.9)	306	2,070	4,247
Total commercial	1,498,139	0.0	415	15,063	21,098

Residential:
Real estate construction	61,830	0.1	6	298	548
Real estate mortgage	705,882	(0.3)	275	10,600	6,497
Home equity	88,521	(1.0)	8	563	824
Total residential	856,233	(0.3)	289	11,461	7,869

Consumer:
Consumer direct	126,154	(0.2)	173	121	1,603
Consumer indirect	408,765	4.8	653	335	5,759
Total consumer	534,919	3.6	826	456	7,362

Total loans	$2,889,291	0.5%	$1,530	$26,980	$36,329

Asset Quality

CTBI’s total nonperforming loans were $27.0 million at March 31, 2016, a 5.7% decrease from the $28.6 million at December 31, 2015 and a 23.1% decrease from the $35.1 million at March 31, 2015.  Loan 90+ days past due decreased $3.5 million during the quarter while nonaccrual loans increased $1.9 million.  Loans 30-89 days past due at $19.1 million was an increase of $4.7 million from December 31, 2015.  Our loan portfolio management processes focus on the immediate identification, management, and resolution of problem loans to maximize recovery and minimize loss.   Our loan risk management processes include weekly delinquent loan review meetings at the market levels and monthly delinquent loan review meetings involving senior corporate management to review all nonaccrual loans and loans 30 days or more past due.  Any activity regarding a criticized/classified loan (i.e. problem loan) must be approved by CTB’s Watch List Asset Committee (i.e. Problem Loan Committee).  CTB’s Watch List Asset Committee also meets on a quarterly basis and reviews every criticized/classified loan of $100,000 or greater.  We also have a Loan Review Department that reviews every market within CTB annually and performs extensive testing of the loan portfolio to assure the accuracy of loan grades and classifications for delinquency, troubled debt restructuring, impaired status, impairment, nonaccrual status, and adequate loan loss reserves.

Impaired loans, loans not expected to meet contractual principal and interest payments other than insignificant delays, at March 31, 2016 totaled $59.5 million, a $9.6 million increase from the $49.9 million at December 31, 2015 and a $3.0 million increase from the $56.5 million at March 31, 2015.  The increase in impaired loans was primarily due to troubled debt restructurings included in certain loan categories .  At March 31, 2016, CTBI had $31.6 million in commercial loans secured by real estate, $7.1 million in commercial real estate construction loans, $11.1 million in commercial other loans, and $2.0 million in real estate mortgage loans that were modified in troubled debt restructurings and impaired.  Management evaluates all impaired loans for the amount of impairment, if any, and records a direct charge-off or provides specific reserves when necessary.

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

Net loan charge-offs for the quarter ended March 31, 2016 were $1.5 million, or 0.21% of average loans annualized, compared to $1.4 million, or 0.19%, experienced for the fourth quarter 2015 and $1.7 million, or 0.26%, for the first quarter 2015.  Of the net charge-offs for the quarter, $0.4 million were in commercial loans, $0.6 million were in indirect auto loans, $0.3 million were in residential real estate mortgage loans, and $0.2 million were in consumer direct loans.

Our level of foreclosed properties at $39.0 million at March 31, 2016 was a decrease from the $40.7 million at December 31, 2015 but a slight increase from $38.7 million at March 31, 2015.  Sales of foreclosed properties for the quarter ended March 31, 2016 totaled $2.8 million while new foreclosed properties totaled $1.3 million.  At March 31, 2016, the book value of properties under contracts to sell was $3.3 million; however, the closings had not occurred at quarter-end.

When foreclosed properties are acquired, appraisals are obtained and the properties are booked at the current market value less expected sales costs.  Additionally, periodic updated appraisals are obtained on unsold foreclosed properties.  When an updated appraisal reflects a market value below the current book value, a charge is booked to current earnings to reduce the property to its new market value less expected sales costs.   Charges to earnings in the first quarter 2016 to reflect the decrease in current market values of foreclosed properties totaled $0.1 million.  There were fourteen properties reappraised during the first quarter 2016.  Of these, six properties were written down by a total of $0.1 million.  Charges during the quarters ended March 31, 2015 and December 31, 2015 were $0.1 million and $1.7 million, respectively.  Our policy for determining the frequency of periodic reviews is based upon consideration of the specific properties and the known or perceived market fluctuations in a particular market and is typically between 12 and 18 months but generally not more than 24 months.  Approximately eighty-five percent of our OREO properties have been reappraised within the past 12 months.  Management anticipates that our foreclosed properties will remain elevated as we work through current market conditions.

The appraisal aging analysis of foreclosed properties, as well as the holding period, at March 31, 2016 is shown below:

(in thousands)
Appraisal Aging Analysis		Holding Period Analysis
Days Since Last Appraisal	Current Book Value	Holding Period	Current Book Value
Up to 3 months	$3,291	Less than one year	$12,370
3 to 6 months	13,219	1 to 2 years	5,444
6 to 9 months	12,227	2 to 3 years	1,983
9 to 12 months	4,552	3 to 4 years	1,440
12 to 24 months	5,639	4 to 5 years	11,058
Over 24 months	57	Over 5 years*	6,690
Total	$38,985	Total	$38,985

*Regulatory approval is required and has been obtained to hold these properties beyond the initial period of 5 years.  Additional approval may be required to continue to hold these properties should they not be liquidated during the extension period, which is typically one year.

Dividends

The following schedule shows the quarterly cash dividends paid for the past six quarters:

Pay Date	Record Date	Amount Per Share
April 1, 2016	March 15, 2016	$0.310
January 1, 2016	December 15, 2015	$0.310
October 1, 2015	September 15, 2015	$0.310
July 1, 2015	June 15, 2015	$0.300
April 1, 2015	March 15, 2015	$0.300
January 1, 2015	December 15, 2014	$0.300

Liquidity and Market Risk

The objective of CTBI’s Asset/Liability management function is to maintain consistent growth in net interest income within our policy limits. This objective is accomplished through management of our consolidated balance sheet composition, liquidity, and interest rate risk exposures arising from changing economic conditions, interest rates, and customer preferences. The goal of liquidity management is to provide adequate funds to meet changes in loan and lease demand or deposit withdrawals. This is accomplished by maintaining liquid assets in the form of cash and cash equivalents and investment securities, sufficient unused borrowing capacity, and growth in core deposits. As of March 31, 2016, we had approximately $162.4 million in cash and cash equivalents and approximately $581.0 million in securities valued at estimated fair value designated as available-for-sale and available to meet liquidity needs on a continuing basis compared to $187.6 million and $594.9 million at December 31, 2015.  Additional asset-driven liquidity is provided by the remainder of the securities portfolio and the repayment of loans.  In addition to core deposit funding, we also have a variety of other short-term and long-term funding sources available.  We also rely on Federal Home Loan Bank advances for both liquidity and management of our asset/liability position.  Federal Home Loan Bank advances were $1.0 million at March 31, 2016 compared to $101.1 million at December 31, 2015.  As of March 31, 2016, we had a $283.1 million available borrowing position with the Federal Home Loan Bank compared to $218.3 million at December 31, 2015.  We generally rely upon net inflows of cash from financing activities, supplemented by net inflows of cash from operating activities, to provide cash for our investing activities.  As is typical of many financial institutions, significant financing activities include deposit gathering, use of short-term borrowing facilities such as repurchase agreements and federal funds purchased, and issuance of long-term debt.  At March 31, 2016 and December 31, 2015, we had $44 million in lines of credit with various correspondent banks available to meet any future cash needs.  Our primary investing activities include purchases of securities and loan originations.  We do not rely on any one source of liquidity and manage availability in response to changing consolidated balance sheet needs.  Included in our cash and cash equivalents at March 31, 2016 and December 31, 2015 were federal funds sold of $0.8 million, and deposits with the Federal Reserve were $106.4 million compared to $130.6 million at December 31, 2015.  Additionally, we project cash flows from our investment portfolio to generate additional liquidity over the next 90 days.

The investment portfolio consists of investment grade short-term issues suitable for bank investments.  The majority of the investment portfolio is in U.S. government and government sponsored agency issuances.  At March 31, 2016, available-for-sale (“AFS”) securities comprised approximately 99.7% of the total investment portfolio, and the AFS portfolio was approximately 120% of equity capital.  Eighty-nine percent of the pledge eligible portfolio was pledged.

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

Capital Resources

Shareholders’ equity was $485.6 million at March 31, 2016 and $475.6 million at December 31, 2015.  CTBI’s annualized dividend yield to shareholders as of March 31, 2016 was 3.51%.  Our primary source of capital growth is the retention of earnings.  Cash dividends were $0.310 per share and $0.300 per share for the three months ended March 31, 2016 and 2015, respectively.  We retained 53.0% of our earnings for the first three months of 2016 compared to 52.4% for the first three months of 2015.

On July 2, 2013, the Federal Reserve approved final rules that substantially amend the regulatory risk-based capital rules applicable to CTBI and CTB.  The FDIC subsequently approved these rules.  The final rules implement the “Basel III” regulatory capital reforms and changes required by the Dodd-Frank Act.

The rules include new risk-based capital and leverage ratios, which are being phased in from 2015 to 2019, and refine the definition of what constitutes “capital” for purposes of calculating those ratios.  The new minimum capital level requirements applicable to CTBI and CTB under the final rules would be: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 capital ratio of 6% (increased from 4%); (iii) a total capital ratio of 8% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 4% for all institutions.  The final rules also establish a “capital conservation buffer” above the new regulatory minimum capital requirements, which must consist entirely of common equity Tier 1 capital. The capital conservation buffer is being phased-in over four years beginning on January 1, 2016.

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

The final rules set forth certain changes for the calculation of risk-weighted assets, which we were required to utilize beginning January 1, 2015.  The standardized approach final rule utilizes an increased number of credit risk exposure categories and risk weights, and also addresses: (i) an alternative standard of creditworthiness consistent with Section 939A of the Dodd-Frank Act; (ii) revisions to recognition of credit risk mitigation; (iii) rules for risk weighting of equity exposures and past due loans; (iv) revised capital treatment for derivatives and repo-style transactions; and (v) disclosure requirements for top-tier banking organizations with $50 billion or more in total assets that are not subject to the “advance approach rules” that apply to banks with greater than $250 billion in consolidated assets.  We currently satisfy the well-capitalized standards, and based on our current capital composition and levels, we anticipate that our capital ratios, on a Basel III basis, will continue to exceed the well-capitalized minimum capital requirements.  For more information regarding Basel III, please refer to the Supervision and Regulation section of Item 1. Business in our annual report on Form 10-K for the year ended December 31, 2015.

As of March 31, 2016, following implementation of the new rules, CTBI had a common equity Tier 1 capital ratio of 14.84%, a Tier 1 capital ratio of 16.97%, a total capital ratio of 18.22%, and a Tier 1 leverage ratio of 12.44%, all above the required levels to be considered “well-capitalized.”  Our capital conservation buffer at March 31, 2016 was 10.22%.

As of March 31, 2016, we are not aware of any current recommendations by banking regulatory authorities which, if they were to be implemented, would have, or are reasonably likely to have, a material adverse impact on our liquidity, capital resources, or operations.

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

Beginning in 2008, the U.S. economy faced a severe economic crisis including a major recession from which it is slowly recovering.  Commerce and business growth across a wide range of industries and regions in the U.S. remains reduced and local governments and many businesses continue to experience financial difficulty.  While reflecting some improvement in many parts of the country and in parts of our own service area, unemployment levels remain elevated.  There can be no assurance that these conditions will continue to improve and these conditions could worsen.  Regionally, recent economic conditions in the coal industry could result in additional unemployment in the markets we serve where coal is a major contributor to the economy.  In addition, future federal budget negotiations, the implementation of the Patient Protection and Affordable Care Act, the level of U.S. debt, the Federal Open Market Committee’s plan for economic easing, and declining oil prices may have a destabilizing effect on financial markets or a negative effect on the economy.

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

Stock Repurchase Program

CTBI has not acquired any shares of common stock through the stock repurchase program since February 2008.  There are 67,371 shares remaining under CTBI’s current repurchase authorization.

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

Other Real Estate Owned – When foreclosed properties are acquired, appraisals are obtained and the properties are booked at the current market value less expected sales costs.  Additionally, periodic updated appraisals are obtained on unsold foreclosed properties.  When an updated appraisal reflects a market value below the current book value, a charge is booked to current earnings to reduce the property to its new market value less expected sales costs.  Our policy for determining the frequency of periodic reviews is based upon consideration of the specific properties and the known or perceived market fluctuations in a particular market and is typically between 12 and 18 months but generally not more than 24 months.  All revenues and expenses related to the carrying of other real estate owned are recognized through the income statement.

Income Taxes – Income tax expense is based on the taxes due on the consolidated tax return plus deferred taxes based on the expected future tax benefits and consequences of temporary differences between carrying amounts and tax bases of assets and liabilities, using enacted tax rates.  Any interest and penalties incurred in connection with income taxes are recorded as a component of income tax expense in the consolidated financial statements.  During the quarters ended March 31, 2016 and 2015, CTBI has not recognized a significant amount of interest expense or penalties in connection with income taxes.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Interest rate risk management focuses on maintaining consistent growth in net interest income within Board-approved policy limits.  CTBI uses an earnings simulation model to analyze net interest income sensitivity to movements in interest rates.  Given a 200 basis point increase to the yield curve used in the simulation model, it is estimated net interest income for CTBI would increase by 1.82 percent over one year and increase by 4.31 percent over two years.  A 25 basis point decrease in the yield curve would decrease net interest income by an estimated 0.12 percent over one year and decrease by 0.19 percent over two years.  For further discussion of CTBI’s market risk, see the Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Market Risk included in the annual report on Form 10-K for the year ended December 31, 2015.

Item 4.  Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

CTBI’s management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934.  As of the end of the period covered by this report, an evaluation was carried out by CTBI’s management, with the participation of our Chief Executive Officer and the Executive Vice President, Chief Financial Officer, and Treasurer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, management concluded that disclosure controls and procedures as of March 31, 2016 were effective in ensuring material information required to be disclosed in this quarterly report on Form 10-Q was recorded, processed, summarized, and reported on a timely basis.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in CTBI’s internal control over financial reporting that occurred during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, CTBI’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	None

Item 1A.	Risk Factors	None

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c)	Upon the vesting of restricted stock in January 2016, the Compensation Committee of the Board of Directors, in accordance with provisions of the 2006 Stock Ownership Incentive Plan, allowed employees to elect to use the share withholding process to satisfy their tax withholding obligations. As a result, CTBI withheld and canceled 11,574 shares of stock at an average price of $32.96 per share.

Item 3.	Defaults Upon Senior Securities	None

Item 4.	Mine Safety Disclosure	Not applicable

Item 5.	Other Information:

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

COMMUNITY TRUST BANCORP, INC.

Date: May 9, 2016	By:	/s/ Jean R. Hale
Jean R. Hale
Chairman, President, and Chief Executive Officer

/s/ Kevin J. Stumbo
Kevin J. Stumbo
Executive Vice President, Chief Financial Officer, and Treasurer