Form 10-Q
period 2016-07-28
COMMUNITY TRUST BANCORP INC /KY/
filed 2016-08-08
CIK 350852

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016

or

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

Common stock – 17,565,680 shares outstanding at July 31, 2016

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

Community Trust Bancorp, Inc.
Condensed Consolidated Balance Sheets

(dollars in thousands)	(unaudited) June 30 2016	December 31 2015
Assets:
Cash and due from banks	$59,700	$51,974
Interest bearing deposits	67,425	134,846
Federal funds sold	11,525	791
Cash and cash equivalents	138,650	187,611

Certificates of deposit in other banks	1,100	3,832
Securities available-for-sale at fair value (amortized cost of $569,500 and $593,381, respectively)	579,115	594,936
Securities held-to-maturity at amortized cost (fair value of $1,662 and $1,651, respectively)	1,661	1,661
Loans held for sale	1,707	1,172

Loans	2,931,385	2,873,961
Allowance for loan and lease losses	(35,697)	(36,094)
Net loans	2,895,688	2,837,867

Premises and equipment, net	48,104	48,188
Federal Home Loan Bank stock	17,927	17,927
Federal Reserve Bank stock	4,887	4,887
Goodwill	65,490	65,490
Core deposit intangible (net of accumulated amortization of $8,403 and $8,324, respectively)	212	291
Bank owned life insurance	63,093	62,335
Mortgage servicing rights	2,797	3,236
Other real estate owned	37,740	40,674
Other assets	37,151	33,827
Total assets	$3,895,322	$3,903,934

Liabilities and shareholders’ equity:
Deposits:
Noninterest bearing	$765,467	$749,975
Interest bearing	2,276,516	2,230,807
Total deposits	3,041,983	2,980,782

Repurchase agreements	261,298	251,225
Federal funds purchased and other short-term borrowings	4,334	3,596
Advances from Federal Home Loan Bank	999	101,056
Long-term debt	61,341	61,341
Deferred taxes	12,256	8,920
Other liabilities	19,501	21,431
Total liabilities	3,401,712	3,428,351

Shareholders’ equity:
Preferred stock, 300,000 shares authorized and unissued	-	-
Common stock, $5 par value, shares authorized 25,000,000; shares outstanding 2016 – 17,559,601; 2015 – 17,536,914	87,798	87,685
Capital surplus	217,406	217,032
Retained earnings	182,156	169,855
Accumulated other comprehensive income, net of tax	6,250	1,011
Total shareholders’ equity	493,610	475,583

Total liabilities and shareholders’ equity	$3,895,322	$3,903,934

See notes to condensed consolidated financial statements.

Community Trust Bancorp, Inc.
Condensed Consolidated Statements of Income and Comprehensive Income
(unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30
(in thousands except per share data)	2016	2015	2016	2015
Interest income:
Interest and fees on loans, including loans held for sale	$33,255	$32,669	$66,579	$64,844
Interest and dividends on securities
Taxable	2,065	2,408	4,158	4,963
Tax exempt	658	682	1,350	1,353
Interest and dividends on Federal Reserve Bank and Federal Home Loan Bank stock	252	250	506	504
Other, including interest on federal funds sold	144	74	308	144
Total interest income	36,374	36,083	72,901	71,808

Interest expense:
Interest on deposits	2,677	2,359	5,248	4,665
Interest on repurchase agreements and other short-term borrowings	284	242	548	458
Interest on advances from Federal Home Loan Bank	4	10	48	24
Interest on long-term debt	350	290	674	574
Total interest expense	3,315	2,901	6,518	5,721

Net interest income	33,059	33,182	66,383	66,087
Provision for loan losses	1,873	2,319	3,638	4,220
Net interest income after provision for loan losses	31,186	30,863	62,745	61,867

Noninterest income:
Service charges on deposit accounts	6,272	6,046	12,117	11,628
Gains on sales of loans, net	446	823	762	1,113
Trust and wealth management income	2,396	2,366	4,671	4,605
Loan related fees	739	1,242	1,350	2,106
Bank owned life insurance	538	521	1,068	1,042
Brokerage revenue	317	367	680	663
Securities gains (losses)	(4)	(14)	64	130
Other noninterest income	1,065	877	2,028	1,677
Total noninterest income	11,769	12,228	22,740	22,964

Noninterest expense:
Officer salaries and employee benefits	2,964	2,919	6,057	5,891
Other salaries and employee benefits	11,358	10,703	22,398	21,376
Occupancy, net	1,966	1,908	4,023	3,995
Equipment	729	772	1,444	1,549
Data processing	1,559	1,695	3,128	3,627
Bank franchise tax	1,400	1,276	2,799	2,544
Legal fees	502	526	982	1,099
Professional fees	483	548	922	973
Advertising and marketing	580	645	1,209	1,212
FDIC insurance	576	586	1,159	1,192
Other real estate owned provision and expense	468	752	1,019	1,236
Repossession expense	424	256	639	600
Amortization of limited partnership investments	997	718	1,532	971
Other noninterest expense	3,186	3,009	6,123	5,866
Total noninterest expense	27,192	26,313	53,434	52,131

Income before income taxes	15,763	16,778	32,051	32,700
Income taxes	4,197	4,376	8,883	9,360
Net income	11,566	12,402	23,168	23,340

Other comprehensive income (loss):
Unrealized holding gains (losses) on securities available-for-sale:
Unrealized holding gains (losses) arising during the period	2,321	(5,385)	8,124	62
Less: Reclassification adjustments for realized gains (losses) included in net income	(4)	(14)	64	130
Tax expense (benefit)	814	(1,880)	2,821	(24)
Other comprehensive income (loss), net of tax	1,511	(3,491)	5,239	(44)
Comprehensive income	$13,077	$8,911	$28,407	$23,296

Basic earnings per share	$0.66	$0.71	$1.32	$1.34
Diluted earnings per share	$0.66	$0.71	$1.32	$1.34

Weighted average shares outstanding-basic	17,530	17,421	17,521	17,411
Weighted average shares outstanding-diluted	17,542	17,465	17,538	17,458

Dividends declared per share	$0.31	$0.30	$0.62	$0.60

See notes to condensed consolidated financial statements.

Community Trust Bancorp, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended
	June 30
(in thousands)	2016	2015
Cash flows from operating activities:
Net income	$23,168	$23,340
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,909	2,027
Deferred taxes	515	396
Stock-based compensation	235	387
Excess tax benefits of stock-based compensation	93	148
Provision for loan losses	3,638	4,220
Write-downs of other real estate owned and other repossessed assets	224	363
Gains on sale of mortgage loans held for sale	(762)	(1,113)
Securities gains	(64)	(130)
Losses on sale of assets, net	75	15
Proceeds from sale of mortgage loans held for sale	34,372	42,455
Funding of mortgage loans held for sale	(34,145)	(41,071)
Amortization of securities premiums and discounts, net	1,016	1,372
Change in cash surrender value of bank owned life insurance	(758)	(793)
Mortgage servicing rights:
Fair value adjustments	660	30
New servicing assets created	(221)	(297)
Changes in:
Other assets	(3,371)	(9,372)
Other liabilities	(1,813)	(4,204)
Net cash provided by operating activities	24,771	17,773

Cash flows from investing activities:
Certificates of deposit in other banks:
Maturity of certificates of deposit	2,732	1,532
Securities available-for-sale (AFS):
Purchase of AFS securities	(30,274)	(13,816)
Proceeds from the sales of AFS securities	3,509	40,944
Proceeds from prepayments and maturities of AFS securities	49,693	30,512
Securities held-to-maturity (HTM):
Proceeds from maturities of HTM securities	0	1
Change in loans, net	(62,493)	(66,589)
Purchase of premises and equipment	(1,746)	(1,067)
Proceeds from sale and retirement of premises and equipment	10	23
Additional investment in Federal Reserve Bank stock	0	(18)
Proceeds from sale of other real estate and other repossessed assets	3,713	4,015
Additional investment in other real estate and other repossessed assets	0	(85)
Net cash used in investing activities	(34,856)	(4,548)

Cash flows from financing activities:
Change in deposits, net	61,201	38,814
Change in repurchase agreements, federal funds purchased, and other short-term borrowings, net	10,811	7,769
Advances from Federal Home Loan Bank	0	70,000
Payments on advances from Federal Home Loan Bank	(100,057)	(80,058)
Issuance of common stock	560	593
Repurchase of common stock	(382)	(189)
Excess tax benefits of stock-based compensation	(93)	(148)
Dividends paid	(10,916)	(10,492)
Net cash provided by (used in) financing activities	(38,876)	26,289
Net increase (decrease) in cash and cash equivalents	(48,961)	39,514
Cash and cash equivalents at beginning of period	187,611	105,517
Cash and cash equivalents at end of period	$138,650	$145,031

Supplemental disclosures:
Income taxes paid	$11,279	$12,475
Interest paid	5,763	5,337
Non-cash activities:
Loans to facilitate the sale of other real estate owned and repossessed assets	2,257	2,165
Common stock dividends accrued, paid in subsequent quarter	208	214
Real estate acquired in settlement of loans	3,292	5,969

See notes to condensed consolidated financial statements.

Community Trust Bancorp, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1 - Summary of Significant Accounting Policies

In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments (which consist of normal recurring adjustments) necessary, to present fairly the condensed consolidated financial position as of June 30, 2016, the results of operations for the three and six months ended June 30, 2016 and 2015, and the cash flows for the six months ended June 30, 2016 and 2015.  In accordance with accounting principles generally accepted in the United States of America for interim financial information, these statements do not include certain information and footnote disclosures required by accounting principles generally accepted in the United States of America for complete annual financial statements.  The results of operations for the three and six months ended June 30, 2016 and 2015, and the cash flows for the six months ended June 30, 2016 and 2015, are not necessarily indicative of the results to be expected for the full year.  The condensed consolidated balance sheet as of December 31, 2015 has been derived from the audited consolidated financial statements of Community Trust Bancorp, Inc. (“CTBI”) for that period.  For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2015, included in our annual report on Form 10-K.

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

Public business entities should apply the amendments in ASU 2016-02 for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years (i.e., January 1, 2019, for a calendar year entity).  Early application is permitted upon issuance.

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

➢ Investments—Equity Method and Joint Ventures:  Simplifying the Transition to the Equity Method of Accounting – In March 2016, the FASB  issued Accounting Standards Update (ASU) No. 2016-07, Investments - Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting. The amendments affect all entities that have an investment that becomes qualified for the equity method of accounting as a result of an increase in the level of ownership interest or degree of influence.

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

➢ Compensation—Stock Compensation: Improvements to Employee Share-Based Payment Accounting – In April 2016, the FASB issued Accounting Standards Update (ASU) No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.  The amendments are intended to improve the accounting for employee share-based payments and affect all organizations that issue share-based payment awards to their employees.

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

➢ Revenue Recognition Narrow-Scope Amendments and Practical Expedients – In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients. The amendments do not change the core revenue recognition principle in Topic 606.  The amendments provide clarifying guidance in certain narrow areas and add some practical expedients.  These amendments are effective at the same date that Topic 606 is effective.  Topic 606 is effective for public entities for annual reporting periods beginning after December 15, 2017, including interim reporting periods therein (i.e., January 1, 2018, for a calendar year entity).  Management does not expect this ASU to have a material impact on CTBI’s consolidated financial statements.

➢ Accounting for Credit Losses – In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.  The ASU is intended to improve financial reporting by requiring timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations.

The ASU requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts.  Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates.

Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses.  Organizations will continue to use judgment to determine which loss estimation method is appropriate for their circumstances.

The ASU requires enhanced disclosures to help investors and other financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s portfolio.  These disclosures include qualitative and quantitative requirements that provide additional information about the amounts recorded in the financial statements.

In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration.

The ASU is effective for SEC filers for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019 (i.e., January 1, 2020, for calendar year entities).  Early application will be permitted for all organizations for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018.  We are currently evaluating the impact of ASU 2016-13 on our consolidated financial statements.

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

Income Taxes – Income tax expense is based on the taxes due on the consolidated tax return plus deferred taxes based on the expected future tax benefits and consequences of temporary differences between carrying amounts and tax bases of assets and liabilities, using enacted tax rates.  Any interest and penalties incurred in connection with income taxes are recorded as a component of income tax expense in the consolidated financial statements.  During the six months ended June 30, 2016 and 2015, CTBI has not recognized a significant amount of interest expense or penalties in connection with income taxes.

Note 2 – Stock-Based Compensation

CTBI’s compensation expense related to stock option grants was $15 thousand and $10 thousand, respectively, for the three months ended June 30, 2016 and 2015, and $28 thousand and $18 thousand, respectively for the six months ended June 30, 2016 and 2015.  Restricted stock expense for the three months ended June 30, 2016 and 2015 was $97 thousand and $180 thousand, respectively, including $9 thousand and $20 thousand in dividends paid for each period.  Restricted stock expense for the six months ended June 30, 2016 and 2015 was $207 thousand and $369 thousand, respectively, including $18 thousand and $39 thousand in dividends.  As of June 30, 2016, there was a total of $0.2 million of unrecognized compensation expense related to unvested stock option awards that will be recognized as expense as the awards vest over a weighted average period of 3.8 years and a total of $0.8 million of unrecognized compensation expense related to restricted stock grants that will be recognized as expense as the awards vest over a weighted average period of 3.0 years.

There were 18,069 and 10,582 shares of restricted stock granted during the six months ended June 30, 2016 and 2015, respectively.  No shares of restricted stock were granted during the three months ended June 30, 2016 and 2015.  The restricted stock granted in 2016 was issued pursuant to the terms of CTBI’s 2015 Stock Ownership Incentive Plan.  The restrictions on the restricted stock granted in 2016 will lapse ratably over four years.  However, in the event of certain participant employee termination events occurring within 24 months of a change in control of CTBI or the death of the participant, the restrictions will lapse, and in the event of the participant’s disability, the restrictions will lapse on a pro rata basis.  The Compensation Committee will have discretion to review and revise restrictions applicable to a participant’s restricted stock in the event of the participant’s retirement.  The restricted stock granted in 2015 was issued pursuant to the terms of the 2006 Stock Ownership Incentive Plan.  The restrictions on the restricted stock granted in 2015 lapse ratably over four years or in the event of a change in control of CTBI or the death of the participant.  In the event of the disability of the participant, the restrictions will lapse on a pro rata basis.  The Compensation Committee of the Board of Directors will have discretion to review and revise restrictions applicable to a participant’s restricted stock in the event of the participant’s retirement.

There were 10,000 and 20,000 stock options granted during the six months ended June 30, 2016 and 2015.  No stock options were granted during the three months ended June 30, 2016 and 2015.  The fair value of stock options granted during the six months ended June 30, 2016 and 2015 were established at the date of grant using a Black-Scholes option pricing model with the weighted average assumptions as follows:

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

The amortized cost and fair value of securities at June 30, 2016 are summarized as follows:

Available-for-Sale

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury and government agencies	$219,193	$1,694	$(26)	$220,861
State and political subdivisions	117,611	5,377	(41)	122,947
U.S. government sponsored agency mortgage-backed securities	207,696	2,823	(471)	210,048
Total debt securities	544,500	9,894	(538)	553,856
CRA investment funds	25,000	358	(99)	25,259
Total available-for-sale securities	$569,500	$10,252	$(637)	$579,115

Held-to-Maturity

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury and government agencies	$480	$0	$0	$480
State and political subdivisions	1,181	1	0	1,182
Total held-to-maturity securities	$1,661	$1	$0	$1,662

The amortized cost and fair value of securities at December 31, 2015 are summarized as follows:

Available-for-Sale

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury and government agencies	$240,434	$311	$(1,351)	$239,394
State and political subdivisions	125,665	3,707	(157)	129,215
U.S. government sponsored agency mortgage-backed securities	202,282	1,564	(2,270)	201,576
Total debt securities	568,381	5,582	(3,778)	570,185
CRA investment funds	25,000	132	(381)	24,751
Total available-for-sale securities	$593,381	$5,714	$(4,159)	$594,936

Held-to-Maturity

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury and government agencies	$480	$0	$(12)	$468
State and political subdivisions	1,181	2	0	1,183
Total held-to-maturity securities	$1,661	$2	$(12)	$1,651

The amortized cost and fair value of securities at June 30, 2016 by contractual maturity are shown below.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale		Held-to-Maturity
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$74,264	$74,387	$0	$0
Due after one through five years	152,755	154,945	1,181	1,182
Due after five through ten years	67,396	70,228	480	480
Due after ten years	42,389	44,248	0	0
U.S. government sponsored agency mortgage-backed securities	207,696	210,048	0	0
Total debt securities	544,500	553,856	1,661	1,662
CRA investment funds	25,000	25,259	0	0
Total securities	$569,500	$579,115	$1,661	$1,662

During the three months ended June 30, 2016, there was a net loss of $4 thousand on calls of AFS securities, consisting of a pre-tax gain of $1 thousand and a pre-tax loss of $5 thousand.  During the three months ended June 30, 2015, there was a net loss of $14 thousand on sales and calls of AFS securities, consisting of a pre-tax gain of $605 thousand and a pre-tax loss of $619 thousand.

During the six months ended June 30, 2016, there was a combined gain of $64 thousand on sales and calls of AFS securities, consisting of a pre-tax gain of $69 thousand and a pre-tax loss of $5 thousand.  During the six months ended June 30, 2015, there was a combined gain of $130 thousand on sales and calls of AFS securities, consisting of a pre-tax gain of $828 thousand and a pre-tax loss of $698 thousand.

The amortized cost of securities pledged as collateral, to secure public deposits and for other purposes, was $183.4 million at June 30, 2016 and $228.2 million at December 31, 2015.

The amortized cost of securities sold under agreements to repurchase amounted to $289.6 million at June 30, 2016 and $285.5 million at December 31, 2015.

CTBI evaluates its investment portfolio on a quarterly basis for impairment.  The analysis performed as of June 30, 2016 indicates that all impairment is considered temporary, market and interest rate driven, and not credit-related.  The percentage of total investments with unrealized losses as of June 30, 2016 was 11.9% compared to 61.1% as of December 31, 2015.  The following tables provide the amortized cost, gross unrealized losses, and fair market value, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position as of June 30, 2016 that are not deemed to be other-than-temporarily impaired.

Available-for-Sale

(in thousands)	Amortized Cost	Gross Unrealized Losses	Fair Value
Less Than 12 Months
U.S. Treasury and government agencies	$0	$0	$0
State and political subdivisions	3,090	(34)	3,056
U.S. government sponsored agency mortgage-backed securities	5,831	(18)	5,813
Total debt securities	8,921	(52)	8,869
CRA investment funds	0	0	0
Total <12 months temporarily impaired AFS securities	8,921	(52)	8,869

12 Months or More
U.S. Treasury and government agencies	21,999	(26)	21,973
State and political subdivisions	754	(7)	747
U.S. government sponsored agency mortgage-backed securities	33,333	(453)	32,880
Total debt securities	56,086	(486)	55,600
CRA investment funds	5,000	(99)	4,901
Total ≥12 months temporarily impaired AFS securities	61,086	(585)	60,501

Total
U.S. Treasury and government agencies	21,999	(26)	21,973
State and political subdivisions	3,844	(41)	3,803
U.S. government sponsored agency mortgage-backed securities	39,164	(471)	38,693
Total debt securities	65,007	(538)	64,469
CRA investment funds	5,000	(99)	4,901
Total temporarily impaired AFS securities	$70,007	$(637)	$69,370

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

U.S. Treasury and Government Agencies

The unrealized losses in U.S. Treasury and government agencies were caused by interest rate increases.  The contractual terms of those investments do not permit the issuer to settle the securities at a price less than amortized cost.  CTBI does not consider those investments to be other-than-temporarily impaired at June 30, 2016, because CTBI does not intend to sell the investments and it is not more likely than not that we will be required to sell the investments before recovery of their amortized cost, which may be at maturity.

State and Political Subdivisions

The unrealized losses in securities of state and political subdivisions were caused by interest rate increases.  The contractual terms of those investments do not permit the issuer to settle the securities at a price less than amortized cost.  CTBI does not consider those investments to be other-than-temporarily impaired at June 30, 2016, because CTBI does not intend to sell the investments before recovery of their amortized cost, which may be at maturity.

U.S. Government Sponsored Agency Mortgage-Backed Securities

The unrealized losses in U.S. government sponsored agency mortgage-backed securities were caused by interest rate increases.  CTBI expects to recover the amortized cost basis over the term of the securities.  CTBI does not consider those investments to be other-than-temporarily impaired at June 30, 2016, because (i) the decline in market value is attributable to changes in interest rates and not credit quality, (ii) CTBI does not intend to sell the investments, and (iii) it is not more likely than not we will be required to sell the investments before recovery of their amortized cost, which may be at maturity.

CRA Investment Funds

CTBI’s CRA investment funds consist of investments in fixed income mutual funds ($25.3 million of the total fair value and $0.1 million of the total unrealized losses in common stock investments).  The severity of the impairment (fair value is approximately 0.4% less than cost) and the duration of the impairment correlates with the decline in long-term interest rates in 2016.  CTBI evaluated the near-term prospects of these funds in relation to the severity and duration of the impairment.  Based on that evaluation, CTBI does not consider those investments to be other-than-temporarily impaired at June 30, 2016.

Note 4 – Loans

Major classifications of loans, net of unearned income, deferred loan origination costs, and net premiums on acquired loans, are summarized as follows:

(in thousands)	June 30 2016	December 31 2015
Commercial construction	$69,013	$78,020
Commercial secured by real estate	1,079,329	1,052,919
Equipment lease financing	7,353	8,514
Commercial other	366,973	358,898
Real estate construction	58,973	61,750
Real estate mortgage	708,460	707,874
Home equity	89,185	89,450
Consumer direct	129,291	126,406
Consumer indirect	422,808	390,130
Total loans	$2,931,385	$2,873,961

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

Consumer direct loans are a mixture of fixed rate and adjustable rate products comprised of unsecured loans, consumer revolving credit lines, deposit secured loans, and all other consumer purpose loans.

Consumer indirect loans are fixed rate loans secured by automobiles, trucks, vans, and recreational vehicles originated at the selling dealership underwritten and purchased by CTBI’s indirect lending department.  Both new and used products are financed.  Only dealers who have executed dealer agreements with CTBI participate in the indirect lending program.

Not included in the loan balances above were loans held for sale in the amount of $1.7 million at June 30, 2016 and $1.2 million at December 31, 2015.

Refer to note 1 to the condensed consolidated financial statements for further information regarding our nonaccrual policy.  Nonaccrual loans segregated by class of loans were as follows:

(in thousands)	June 30 2016	December 31 2015
Commercial:
Commercial construction	$2,902	$3,402
Commercial secured by real estate	5,391	5,928
Commercial other	1,708	1,485

Residential:
Real estate construction	123	249
Real estate mortgage	6,070	5,206
Home equity	253	183

Consumer:
Consumer direct	0	110
Total nonaccrual loans	$16,447	$16,563

The following tables present CTBI’s loan portfolio aging analysis, segregated by class, as of June 30, 2016 and December 31, 2015:

	June 30, 2016
(in thousands)	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Current	Total Loans	90+ and Accruing*
Commercial:
Commercial construction	$19	$146	$2,748	$2,913	$66,100	$69,013	$30
Commercial secured by real estate	3,712	4,465	5,035	13,212	1,066,117	1,079,329	2,258
Equipment lease financing	0	0	0	0	7,353	7,353	0
Commercial other	441	516	1,233	2,190	364,783	366,973	27
Residential:
Real estate construction	816	294	852	1,962	57,011	58,973	741
Real estate mortgage	1,505	4,470	9,024	14,999	693,461	708,460	4,643
Home equity	873	280	456	1,609	87,576	89,185	273
Consumer:
Consumer direct	891	121	68	1,080	128,211	129,291	68
Consumer indirect	3,016	685	197	3,898	418,910	422,808	197
Total	$11,273	$10,977	$19,613	$41,863	$2,889,522	$2,931,385	$8,237

	December 31, 2015
(in thousands)	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Current	Total Loans	90+ and Accruing*
Commercial:
Commercial construction	$36	$6	$3,431	$3,473	$74,547	$78,020	$30
Commercial secured by real estate	2,947	622	7,923	11,492	1,041,427	1,052,919	3,757
Equipment lease financing	199	0	0	199	8,315	8,514	0
Commercial other	762	121	1,476	2,359	356,539	358,898	310
Residential:
Real estate construction	443	62	291	796	60,954	61,750	55
Real estate mortgage	1,128	3,888	10,907	15,923	691,951	707,874	6,925
Home equity	527	148	580	1,255	88,195	89,450	448
Consumer:
Consumer direct	835	479	126	1,440	124,966	126,406	126
Consumer indirect	2,133	814	395	3,342	386,788	390,130	395
Total	$9,010	$6,140	$25,129	$40,279	$2,833,682	$2,873,961	$12,046

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

The following tables present the credit risk profile of CTBI’s commercial loan portfolio based on rating category and payment activity, segregated by class of loans, as of June 30, 2016 and December 31, 2015:
(in thousands)	Commercial Construction	Commercial Secured by Real Estate	Equipment Leases	Commercial Other	Total
June 30, 2016
Pass	$56,071	$970,732	$6,332	$315,491	$1,348,626
Watch	3,979	66,592	0	33,511	104,082
OAEM	2,150	15,499	1,021	6,849	25,519
Substandard	6,120	25,789	0	10,017	41,926
Doubtful	693	717	0	1,105	2,515
Total	$69,013	$1,079,329	$7,353	$366,973	$1,522,668

December 31, 2015
Pass	$62,978	$937,196	$8,514	$312,100	$1,320,788
Watch	4,931	71,830	0	37,670	114,431
OAEM	2,206	13,765	0	963	16,934
Substandard	6,780	29,232	0	7,072	43,084
Doubtful	1,125	896	0	1,093	3,114
Total	$78,020	$1,052,919	$8,514	$358,898	$1,498,351

The following tables present the credit risk profile of the CTBI’s residential real estate and consumer loan portfolios based on performing or nonperforming status, segregated by class, as of June 30, 2016 and December 31, 2015:

(in thousands)	Real Estate Construction	Real Estate Mortgage	Home Equity	Consumer Direct	Consumer Indirect	Total
June 30, 2016
Performing	$58,109	$697,747	$88,659	$129,223	$422,611	$1,396,349
Nonperforming (1)	864	10,713	526	68	197	12,368
Total	$58,973	$708,460	$89,185	$129,291	$422,808	$1,408,717

December 31, 2015
Performing	$61,446	$695,743	$88,819	$126,170	$389,735	$1,361,913
Nonperforming (1)	304	12,131	631	236	395	13,697
Total	$61,750	$707,874	$89,450	$126,406	$390,130	$1,375,610

(1)  A loan is considered nonperforming if it is 90 days or more past due and/or on nonaccrual.

The total of consumer mortgage loans secured by real estate properties in formal foreclosure proceedings was $4.2 million at June 30, 2016 compared to $4.4 million at December 31, 2015.

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

The following table presents impaired loans, the average investment in impaired loans, and interest income recognized on impaired loans for the periods ended June 30, 2016, December 31, 2015, and June 30, 2015:
	June 30, 2016
(in thousands)	Recorded Balance	Unpaid Contractual Principal Balance	Specific Allowance
Loans without a specific valuation allowance:
Commercial construction	$4,455	$4,741	$0
Commercial secured by real estate	30,181	30,816	0
Commercial other	11,328	13,113	0
Real estate mortgage	1,761	1,761	0

Loans with a specific valuation allowance:
Commercial construction	2,207	2,209	287
Commercial secured by real estate	2,667	3,721	720
Commercial other	670	683	330

Totals:
Commercial construction	6,662	6,950	287
Commercial secured by real estate	32,848	34,537	720
Commercial other	11,998	13,796	330
Real estate mortgage	1,761	1,761	0
Total	$53,269	$57,044	$1,337

	Three Months Ended		Six Months Ended
	June 30, 2016		June 30, 2016
(in thousands)	Average Investment in Impaired Loans	*Interest Income Recognized	Average Investment in Impaired Loans	*Interest Income Recognized
Loans without a specific valuation allowance:
Commercial construction	$4,730	$56	$4,526	$105
Commercial secured by real estate	30,339	387	31,426	774
Commercial other	11,446	169	11,597	317
Real estate mortgage	1,764	14	1,893	30

Loans with a specific valuation allowance:
Commercial construction	2,372	0	2,887	0
Commercial secured by real estate	3,598	0	4,163	18
Commercial other	667	0	693	0

Totals:
Commercial construction	7,102	56	7,413	105
Commercial secured by real estate	33,937	387	35,589	792
Commercial other	12,113	169	12,290	317
Real estate mortgage	1,764	14	1,893	30
Total	$54,916	$626	$57,185	$1,244

	December 31, 2015
(in thousands)	Recorded Balance	Unpaid Contractual Principal Balance	Specific Allowance	Average Investment in Impaired Loans	*Interest Income Recognized
Loans without a specific valuation allowance:
Commercial construction	$2,861	$2,862	$0	$4,574	$200
Commercial secured by real estate	30,761	32,166	0	30,605	1,378
Commercial other	7,500	9,148	0	8,802	316
Real estate mortgage	1,744	1,744	0	1,179	50

Loans with a specific valuation allowance:
Commercial construction	3,402	3,402	831	3,631	0
Commercial secured by real estate	2,660	2,768	1,227	2,349	7
Commercial other	960	1,153	403	836	1

Totals:
Commercial construction	6,263	6,264	831	8,205	200
Commercial secured by real estate	33,421	34,934	1,227	32,954	1,385
Commercial other	8,460	10,301	403	9,638	317
Real estate mortgage	1,744	1,744	0	1,179	50
Total	$49,888	$53,243	$2,461	$51,976	$1,952

	June 30, 2015
(in thousands)	Recorded Balance	Unpaid Contractual Principal Balance	Specific Allowance
Loans without a specific valuation allowance:
Commercial construction	$5,211	$5,211	$0
Commercial secured by real estate	29,951	31,340	0
Commercial other	7,262	8,898	0
Real estate mortgage	1,185	1,185	0

Loans with a specific valuation allowance:
Commercial construction	3,500	3,500	719
Commercial secured by real estate	2,377	2,560	529
Commercial other	687	809	215

Totals:
Commercial construction	8,711	8,711	719
Commercial secured by real estate	32,328	33,900	529
Commercial other	7,949	9,707	215
Real estate mortgage	1,185	1,185	0
Total	$50,173	$53,503	$1,463

	Three Months Ended		Six Months Ended
	June 30, 2015		June 30, 2015
(in thousands)	Average Investment in Impaired Loans	*Interest Income Recognized	Average Investment in Impaired Loans	*Interest Income Recognized
Loans without a specific valuation allowance:
Commercial construction	$5,266	$68	$5,282	$119
Commercial secured by real estate	30,366	359	30,179	669
Commercial other	7,367	67	10,118	128
Real estate mortgage	1,186	12	1,044	24

Loans with a specific valuation allowance:
Commercial construction	3,796	0	3,846	0
Commercial secured by real estate	2,452	0	2,946	1
Commercial other	729	0	794	0

Totals:
Commercial construction	9,062	68	9,128	119
Commercial secured by real estate	32,818	359	33,125	670
Commercial other	8,096	67	10,912	128
Real estate mortgage	1,186	12	1,044	24
Total	$51,162	$506	$54,209	$941

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

During 2016, certain loans were modified in troubled debt restructurings, where economic concessions were granted to borrowers consisting of reductions in the interest rates, payment extensions, forgiveness of principal, and forbearances.  Presented below, segregated by class of loans, are troubled debt restructurings that occurred during the three and six months ended June 30, 2016 and 2015 and the year ended December 31, 2015:

	Three Months Ended June 30, 2016
(in thousands)	Number of Loans	Term Modification	Rate Modification	Combination	Post-Modification Outstanding Balance
Commercial:
Commercial construction	4	$120	$0	$0	$120
Commercial secured by real estate	8	1,611	0	536	2,147
Commercial other	6	440	0	0	440
Total troubled debt restructurings	18	$2,171	$0	$536	$2,707

	Six Months Ended June 30, 2016
(in thousands)	Number of Loans	Term Modification	Rate Modification	Combination	Post-Modification Outstanding Balance
Commercial:
Commercial construction	5	$1,408	$0	$0	$1,408
Commercial secured by real estate	21	5,609	0	580	6,189
Commercial other	16	5,041	0	0	5,041
Residential:
Real estate mortgage	1	0	0	280	280
Total troubled debt restructurings	43	$12,058	$0	$860	$12,918

	Three Months Ended June 30, 2015
(in thousands)	Number of Loans	Term Modification	Rate Modification	Combination	Post-Modification Outstanding Balance
Commercial:
Commercial secured by real estate	4	$317	$0	$0	$317
Commercial other	1	18	0	0	18
Residential:
Real estate mortgage	1	0	0	290	290
Total troubled debt restructurings	6	$335	$0	$290	$625

	Six Months Ended June 30, 2015
(in thousands)	Number of Loans	Term Modification	Rate Modification	Combination	Post-Modification Outstanding Balance
Commercial:
Commercial secured by real estate	8	$607	$0	$0	$607
Commercial other	3	54	0	0	54
Residential:
Real estate mortgage	1	0	0	290	290
Total troubled debt restructurings	12	$661	$0	$290	$951

	Year Ended December 31, 2015
(in thousands)	Number of Loans	Term Modification	Rate Modification	Combination	Post-Modification Outstanding Balance
Commercial:
Commercial construction	3	$428	$0	$0	$428
Commercial secured by real estate	21	4,244	0	1,760	6,004
Commercial other	7	3,847	0	0	3,847
Residential:
Real estate mortgage	3	0	0	848	848
Total troubled debt restructurings	34	$8,519	$0	$2,608	$11,127

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

(in thousands)	Three Months Ended June 30, 2016		Six Months Ended June 30, 2016
	Number of Loans	Recorded Balance	Number of Loans	Recorded Balance
Commercial:
Commercial secured by real estate	0	$0	1	$510
Commercial other	0	0	1	358
Total defaulted restructured loans	0	$0	2	$868

(in thousands)	Three Months Ended June 30, 2015		Six Months Ended June 30, 2015
	Number of Loans	Recorded Balance	Number of Loans	Recorded Balance
Commercial:
Commercial secured by real estate	1	$98	2	$359
Residential:
Real estate mortgage	1	290	1	290
Total defaulted restructured loans	2	$388	3	$649

Note 5 – Allowance for Loan and Lease Losses

The following tables present the balance in the allowance for loan and lease losses (“ALLL”) and the recorded investment in loans based on portfolio segment and impairment method as of June 30, 2016, December 31, 2015 and June 30, 2015:

	Three Months Ended June 30, 2016
(in thousands)	Commercial Construction	Commercial Secured by Real Estate	Equipment Lease Financing	Commercial Other	Real Estate Construction	Real Estate Mortgage	Home Equity	Consumer Direct	Consumer Indirect	Total
Allowance for loan losses
Beginning balance	$1,983	$14,798	$70	$4,247	$548	$6,497	$824	$1,603	$5,759	$36,329
Provision charged to expense	(534)	664	24	643	132	16	4	316	608	1,873
Losses charged off	(16)	(1,029)	0	(621)	(123)	(171)	(11)	(393)	(938)	(3,302)
Recoveries	4	5	0	161	1	30	2	108	486	797
Ending balance	$1,437	$14,438	$94	$4,430	$558	$6,372	$819	$1,634	$5,915	$35,697

Ending balance:
Individually evaluated for impairment	$287	$720	$0	$330	$0	$0	$0	$0	$0	$1,337
Collectively evaluated for impairment	$1,150	$13,718	$94	$4,100	$558	$6,372	$819	$1,634	$5,915	$34,360

Loans
Ending balance:
Individually evaluated for impairment	$6,662	$32,848	$0	$11,998	$0	$1,761	$0	$0	$0	$53,269
Collectively evaluated for impairment	$62,351	$1,046,481	$7,353	$354,975	$58,973	$706,699	$89,185	$129,291	$422,808	$2,878,116

	Six Months Ended June 30, 2016
(in thousands)	Commercial Construction	Commercial Secured by Real Estate	Equipment Lease Financing	Commercial Other	Real Estate Construction	Real Estate Mortgage	Home Equity	Consumer Direct	Consumer Indirect	Total
Allowance for loan losses
Beginning balance	$2,199	$14,434	$79	$4,225	$550	$6,678	$839	$1,594	$5,496	$36,094
Provision charged to expense	(754)	1,140	15	972	136	110	(4)	498	1,525	3,638
Losses charged off	(16)	(1,186)	0	(1,045)	(131)	(483)	(21)	(689)	(2,196)	(5,767)
Recoveries	8	50	0	278	3	67	5	231	1,090	1,732
Ending balance	$1,437	$14,438	$94	$4,430	$558	$6,372	$819	$1,634	$5,915	$35,697

Ending balance:
Individually evaluated for impairment	$287	$720	$0	$330	$0	$0	$0	$0	$0	$1,337
Collectively evaluated for impairment	$1,150	$13,718	$94	$4,100	$558	$6,372	$819	$1,634	$5,915	$34,360

Loans
Ending balance:
Individually evaluated for impairment	$6,662	$32,848	$0	$11,998	$0	$1,761	$0	$0	$0	$53,269
Collectively evaluated for impairment	$62,351	$1,046,481	$7,353	$354,975	$58,973	$706,699	$89,185	$129,291	$422,808	$2,878,116

	Three Months Ended June 30, 2015
(in thousands)	Commercial Construction	Commercial Secured by Real Estate	Equipment Lease Financing	Commercial Other	Real Estate Construction	Real Estate Mortgage	Home Equity	Consumer Direct	Consumer Indirect	Total
Allowance for loan losses
Beginning balance	$2,864	$13,860	$125	$4,125	$519	$6,030	$742	$1,521	$4,820	$34,606
Provision charged to expense	(244)	(346)	(12)	846	48	1,095	149	222	561	2,319
Losses charged off	(1)	(493)	0	(623)	0	(175)	(25)	(308)	(659)	(2,284)
Recoveries	3	1	0	66	3	15	1	106	354	549
Ending balance	$2,622	$13,022	$113	$4,414	$570	$6,965	$867	$1,541	$5,076	$35,190

Ending balance:
Individually evaluated for impairment	$719	$529	$0	$215	$0	$0	$0	$0	$0	$1,463
Collectively evaluated for impairment	$1,903	$12,493	$113	$4,199	$570	$6,965	$867	$1,541	$5,076	$33,727

Loans
Ending balance:
Individually evaluated for impairment	$8,711	$32,328	$0	$7,949	$0	$1,185	$0	$0	$0	$50,173
Collectively evaluated for impairment	$102,507	$946,084	$9,859	$355,960	$57,914	$706,397	$88,113	$121,620	$354,204	$2,742,658

	Six Months Ended June 30, 2015
(in thousands)	Commercial Construction	Commercial Secured by Real Estate	Equipment Lease Financing	Commercial Other	Real Estate Construction	Real Estate Mortgage	Home Equity	Consumer Direct	Consumer Indirect	Total
Allowance for loan losses
Beginning balance	$2,896	$13,618	$119	$4,263	$534	$6,094	$756	$1,574	$4,593	$34,447
Provision charged to expense	(278)	284	(6)	901	123	1,459	166	422	1,149	4,220
Losses charged off	(2)	(926)	0	(1,064)	(90)	(613)	(67)	(665)	(1,493)	(4,920)
Recoveries	6	46	0	314	3	25	12	210	827	1,443
Ending balance	$2,622	$13,022	$113	$4,414	$570	$6,965	$867	$1,541	$5,076	$35,190

Ending balance:
Individually evaluated for impairment	$719	$529	$0	$215	$0	$0	$0	$0	$0	$1,463
Collectively evaluated for impairment	$1,903	$12,493	$113	$4,199	$570	$6,965	$867	$1,541	$5,076	$33,727

Loans
Ending balance:
Individually evaluated for impairment	$8,711	$32,328	$0	$7,949	$0	$1,185	$0	$0	$0	$50,173
Collectively evaluated for impairment	$102,507	$946,084	$9,859	$355,960	$57,914	$706,397	$88,113	$121,620	$354,204	$2,742,658

	December 31, 2015
(in thousands)	Commercial Construction	Commercial Secured by Real Estate	Equipment Lease Financing	Commercial Other	Real Estate Construction	Real Estate Mortgage	Home Equity	Consumer Direct	Consumer Indirect	Total
Allowance for loan losses
Beginning balance	$2,896	$13,618	$119	$4,263	$534	$6,094	$756	$1,574	$4,593	$34,447
Provision charged to expense	(707)	2,135	(40)	1,338	147	1,888	158	891	2,840	8,650
Losses charged off	(3)	(1,379)	0	(1,961)	(135)	(1,421)	(129)	(1,306)	(3,536)	(9,870)
Recoveries	13	60	0	585	4	117	54	435	1,599	2,867
Ending balance	$2,199	$14,434	$79	$4,225	$550	$6,678	$839	$1,594	$5,496	$36,094

Ending balance:
Individually evaluated for impairment	$831	$1,227	$0	$403	$0	$0	$0	$0	$0	$2,461
Collectively evaluated for impairment	$1,368	$13,207	$79	$3,822	$550	$6,678	$839	$1,594	$5,496	$33,633

Loans
Ending balance:
Individually evaluated for impairment	$6,263	$33,421	$0	$8,460	$0	$1,744	$0	$0	$0	$49,888
Collectively evaluated for impairment	$71,757	$1,019,498	$8,514	$350,438	$61,750	$706,130	$89,450	$126,406	$390,130	$2,824,073

Note 6 – Other Real Estate Owned

Activity for other real estate owned was as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
(in thousands)	2016	2015	2016	2015
Beginning balance of other real estate owned	$38,985	$38,735	$40,674	$36,776
New assets acquired	1,960	691	3,251	6,261
Capitalized costs	0	0	0	85
Fair value adjustments	(91)	(299)	(224)	(363)
Sale of assets	(3,114)	(2,429)	(5,961)	(6,061)
Ending balance of other real estate owned	$37,740	$36,698	$37,740	$36,698

Carrying costs and fair value adjustments associated with foreclosed properties for the three months ended June 30, 2016 and 2015 were $0.5 million and $0.8 million, respectively.  Carrying costs and fair value adjustments associated with foreclosed properties for the six months ended June 30, 2016 and 2015 were $1.0 million and $1.2 million.

The major classifications of foreclosed properties are shown in the following table:

(in thousands)	June 30 2016	December 31 2015
1-4 family	$6,707	$7,493
Agricultural/farmland	116	116
Construction/land development/other	21,294	22,570
Multifamily	370	833
Non-farm/non-residential	9,253	9,662
Total foreclosed properties	$37,740	$40,674

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

We monitor collateral levels on a continuous basis and maintain records of each transaction specifically describing the applicable security and the counterparty’s fractional interest in that security, and we segregate the security from its general assets in accordance with regulations governing custodial holdings of securities.  The primary risk with our repurchase agreements is market risk associated with the securities securing the transactions, as we may be required to provide additional collateral based on fair value changes of the underlying securities.  Securities pledged as collateral under repurchase agreements are maintained with our safekeeping agents.  The carrying value of investment securities available-for-sale pledged as collateral under repurchase agreements totaled $296.3 million and $288.1 million at June 30, 2016 and December 31, 2015, respectively.

The remaining contractual maturity of the securities sold under agreements to repurchase by class of collateral pledged included in the accompanying consolidated balance sheets as of June 30, 2016 and December 31, 2015 is presented in the following tables:

	June 30, 2016
	Remaining Contractual Maturity of the Agreements
(in thousands)	Overnight and Continuous	Up to 30 days	30-90 days	Greater Than 90 days	Total
Repurchase agreements and repurchase-to-maturity transactions:
U.S. Treasury and government agencies	$26,760	$8,706	$18,137	$39,963	$93,566
State and political subdivisions	55,014	2,536	1,021	9,339	67,910
U.S. government sponsored agency mortgage-backed securities	32,290	9,758	15,842	41,932	99,822
Total	$114,064	$21,000	$35,000	$91,234	$261,298

	December 31, 2015
	Remaining Contractual Maturity of the Agreements
(in thousands)	Overnight and Continuous	Up to 30 days	30-90 days	Greater Than 90 days	Total
Repurchase agreements and repurchase-to-maturity transactions:
U.S. Treasury and government agencies	$19,184	$0	$10,401	$48,695	$78,280
State and political subdivisions	58,676	494	1,656	9,159	69,985
U.S. government sponsored agency mortgage-backed securities	27,810	6	12,278	62,866	102,960
Total	$105,670	$500	$24,335	$120,720	$251,225

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

Recurring Measurements

The following tables present the fair value measurements of assets recognized in the accompanying balance sheets measured at fair value on a recurring basis as of June 30, 2016 and December 31, 2015 and indicate the level within the fair value hierarchy of the valuation techniques.

		Fair Value Measurements at June 30, 2016 Using
(in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets measured – recurring basis
Available-for-sale securities:
U.S. Treasury and government agencies	$220,861	$45,023	$175,838	$0
State and political subdivisions	122,947	0	122,947	0
U.S. government sponsored agency mortgage-backed securities	210,048	0	210,048	0
CRA investment funds	25,259	25,259	0	0
Mortgage servicing rights	2,797	0	0	2,797

		Fair Value Measurements at December 31, 2015 Using
(in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets measured – recurring basis
Available-for-sale securities:
U.S. Treasury and government agencies	$239,394	$44,702	$194,692	$0
State and political subdivisions	129,215	0	129,215	0
U.S. government sponsored agency mortgage-backed securities	201,576	0	201,576	0
CRA investment funds	24,751	24,751	0	0
Mortgage servicing rights	3,236	0	0	3,236

Following is a description of the valuation methodologies and inputs used for assets measured at fair value on a recurring basis and recognized in the accompanying balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy.  These valuation methodologies were applied to all of CTBI’s financial assets carried at fair value.  CTBI had no liabilities measured and recorded at fair value as of June 30, 2016 and December 31, 2015.  There have been no significant changes in the valuation techniques during the quarter or six months ended June 30, 2016.  For assets classified within Level 3 of the fair value hierarchy, the process used to develop the reported fair value is described below.

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

In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy.  Fair value determinations for Level 3 measurements are estimated on a quarterly basis where assumptions used are reviewed to ensure the estimated fair value complies with accounting standards generally accepted in the United States.  As of June 30, 2016 and December 31, 2015, CTBI did not own any securities valued using Level 3 inputs.

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

Transfers between Levels

There were no transfers between Levels 1, 2, and 3 as of June 30, 2016.

Level 3 Reconciliation

Following is a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the accompanying balance sheet using significant unobservable (Level 3) inputs for the three and six months ended June 30, 2016 and 2015:

Mortgage Servicing Rights
	Three Months Ended		Six Months Ended
	June 30		June 30
(in thousands)	2016	2015	2016	2015
Beginning balance	$2,908	$2,797	$3,236	$2,968
Total recognized gains (losses)
Included in net income	(160)	446	(540)	285
Issues	127	213	221	297
Settlements	(78)	(221)	(120)	(315)
Ending balance	$2,797	$3,235	$2,797	$3,235

Total gains (losses) for the period included in net income attributable to the change in unrealized gains or losses related to assets still held at the reporting date	$(160)	$446	$(540)	$285

Realized and unrealized gains and losses for items reflected in the tables above are included in net income in the consolidated statements of income as follows:

Noninterest Income
	Three Months Ended		Six Months Ended
	June 30		June 30
(in thousands)	2016	2015	2016	2015
Total gains (losses)	$(238)	$225	$(660)	$(30)

Nonrecurring Measurements

The following tables present the fair value measurements of assets recognized in the accompanying balance sheets measured at fair value on a nonrecurring basis as of June 30, 2016 and December 31, 2015 and indicate the level within the fair value hierarchy of the valuation techniques.

		Fair Value Measurements at June 30, 2016 Using
(in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets measured – nonrecurring basis
Impaired loans (collateral dependent)	$3,973	$0	$0	$3,973
Other real estate/assets owned	1,335	0	0	1,335

		Fair Value Measurements at December 31, 2015 Using
(in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets measured – nonrecurring basis
Impaired loans (collateral dependent)	$3,192	$0	$0	$3,192
Other real estate/assets owned	6,798	0	0	6,798

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

Loans considered impaired under ASC 310-35, Impairment of a Loan, are loans for which, based on current information and events, it is probable that the creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement.  Impaired loans are subject to nonrecurring fair value adjustments to reflect subsequent (i) partial write-downs that are based on the observable market price or current appraised value of the collateral or (ii) the full charge-off of the loan carrying value.  Quarter-to-date fair value adjustments on impaired loans disclosed above were $0.3 million, $1.0 million, and $(0.02) million for the quarters ended June 30, 2016, December 31, 2015, and June 30, 2015, respectively.  Year-to-date adjustments were $0.6 million for the six months ended June 30, 2016, $1.8 million for the year ended December 31, 2015, and $0.5 million for the six months ended June 30, 2015.

Other Real Estate Owned

In accordance with the provisions of ASC 360, Property, Plant, and Equipment, other real estate owned (OREO) is carried at the lower of fair value at acquisition date or current estimated fair value, less estimated cost to sell when the real estate is acquired.  Estimated fair value of OREO is based on appraisals or evaluations.  OREO is classified within Level 3 of the fair value hierarchy.  Long-lived assets are subject to nonrecurring fair value adjustments to reflect subsequent partial write-downs that are based on the observable market price or current appraised value of the collateral.  Quarter-to-date fair value adjustments on other real estate/assets owned were $0.1 million, $0.5 million, and $0.3 million for the quarters ended June 30, 2016, December 31, 2015, and June 30, 2015, respectively.  Year-to-date adjustments were $0.2 million for the six months ended June 30, 2016, $1.7 million for the year ended December 31, 2015, and $0.4 million for the six months ended June 30, 2015.

Our policy for determining the frequency of periodic reviews is based upon consideration of the specific properties and the known or perceived market fluctuations in a particular market and is typically between 12 and 18 months but generally not more than 24 months.  Appraisers are selected from the list of approved appraisers maintained by management.

Unobservable (Level 3) Inputs

The following tables present quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements at June 30, 2016 and December 31, 2015.

(in thousands)	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at June 30, 2016	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Mortgage servicing rights	$2,797	Discount cash flows, computer pricing model	Constant prepayment rate	0.0% - 24.1% (12.9%)
			Probability of default	0.0% - 100.0% (2.8%)
			Discount rate	10.0% - 11.5% (10.1%)

Impaired loans (collateral-dependent)	$3,973	Market comparable properties	Marketability discount	0.0% - 82.5% (35.9%)

Other real estate/assets owned	$1,335	Market comparable properties	Comparability adjustments	10.0% - 100.0% (26.4%)

(in thousands)	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at December 31, 2015	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Mortgage servicing rights	$3,236	Discount cash flows, computer pricing model	Constant prepayment rate	6.1% - 22.4% (10.0%)
			Probability of default	0.0% - 100.0% (2.6%)
			Discount rate	10.0% - 11.5% (10.1%)

Impaired loans (collateral-dependent)	$3,192	Market comparable properties	Marketability discount	0.0% - 76.7% (26.8%)

Other real estate/assets owned	$6,798	Market comparable properties	Comparability adjustments	5.0% - 51.8% (11.7%)

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

Fair Value of Financial Instruments

The following table presents estimated fair value of CTBI’s financial instruments as of June 30, 2016 and indicates the level within the fair value hierarchy of the valuation techniques.

		Fair Value Measurements at June 30, 2016 Using
(in thousands)	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$138,650	$138,650	$0	$0
Certificates of deposit in other banks	1,100	0	1,104	0
Securities available-for-sale	579,115	70,282	508,833	0
Securities held-to-maturity	1,661	0	1,662	0
Loans held for sale	1,707	1,742	0	0
Loans, net	2,895,688	0	0	2,897,622
Federal Home Loan Bank stock	17,927	0	17,927	0
Federal Reserve Bank stock	4,887	0	4,887	0
Accrued interest receivable	11,052	0	11,052	0
Mortgage servicing rights	2,797	0	0	2,797

Financial liabilities:
Deposits	$3,041,983	$765,467	$2,284,704	$0
Repurchase agreements	261,298	0	0	261,287
Federal funds purchased	4,334	0	4,334	0
Advances from Federal Home Loan Bank	999	0	1,084	0
Long-term debt	61,341	0	0	49,073
Accrued interest payable	1,826	0	1,826	0

Unrecognized financial instruments:
Letters of credit	$0	$0	$0	$0
Commitments to extend credit	0	0	0	0
Forward sale commitments	0	0	0	0

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

Note 9 – Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 30		June 30
(in thousands except per share data)	2016	2015	2016	2015
Numerator:
Net income	$11,566	$12,402	$23,168	$23,340

Denominator:
Basic earnings per share:
Weighted average shares	17,530	17,421	17,521	17,411
Diluted earnings per share:
Effect of dilutive stock options and restricted stock grants	12	44	17	47
Adjusted weighted average shares	17,542	17,465	17,538	17,458

Earnings per share:
Basic earnings per share	$0.66	$0.71	$1.32	$1.34
Diluted earnings per share	0.66	0.71	1.32	1.34

Options to purchase 67,953 common shares at a weighted average price of $35.31 were excluded from the diluted calculations above for the six months ended June 30, 2016, because the exercise prices on the options were greater than the average market price for the period.  No options were excluded for the three months ended June 30, 2016.  In addition to in-the-money stock options, unvested restricted stock grants were also used in the calculation of diluted earnings per share based on the treasury method.  Options to purchase 58,063 common shares at a weighted average price of $35.409 were excluded from the diluted calculations above for the three and six months ended June 30, 2015.

Note 10 – Accumulated Other Comprehensive Income

Unrealized gains (losses) on AFS securities

Amounts reclassified from accumulated other comprehensive income (AOCI) and the affected line items in the statements of income during the three and six months ended June 30, 2016 and 2015 were:

	Amounts Reclassified from AOCI
(in thousands)	Three Months Ended June 30		Six Months Ended June 30
	2016	2015	2016	2015
Affected line item in the statements of income
Securities gains (losses)	$(4)	$(14)	$64	$130
Tax expense (benefit)	(1)	(5)	23	45
Total reclassifications out of AOCI	$(3)	$(9)	$41	$85

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

❖ Capital Resources

❖ Impact of Inflation, Changing Prices, and Economic Conditions

❖ Stock Repurchase Program

❖ Critical Accounting Policies and Estimates

Our Business

Community Trust Bancorp, Inc. (“CTBI”) is a bank holding company headquartered in Pikeville, Kentucky.  Currently, we own one commercial bank, Community Trust Bank, Inc. (“CTB”) and one trust company, Community Trust and Investment Company, Inc.  Through our subsidiaries, we have eighty banking locations in eastern, northeastern, central, and south central Kentucky, southern West Virginia, and northeastern Tennessee, four trust offices across Kentucky, and one trust office in northeastern Tennessee.  At June 30, 2016, we had total consolidated assets of $3.9 billion and total consolidated deposits, including repurchase agreements, of $3.3 billion.  Total shareholders’ equity at June 30, 2016 was $493.6 million.  Trust assets under management, which are excluded from CTBI’s total consolidated assets, at June 30, 2016, were $2.0 billion, including CTB’s investment portfolio totaling $0.6 billion.

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

Results of Operations and Financial Condition

For the quarter ended June 30, 2016, we reported earnings of $11.6 million, or $0.66 per basic share, compared to $12.4 million, or $0.71 per basic share, earned during the second quarter 2015 and $11.6 million, or $0.66 per basic share, earned during the first quarter 2016.  Earnings for the six months ended June 30, 2016 were $23.2 million, or $1.32 per basic share, compared to $23.3 million, or $1.34 per basic share earned for the six months ended June 30, 2015.

Quarterly Highlights

❖	Our loan portfolio increased $57.4 million from December 31, 2015 and $42.1 million during the quarter.

❖	Our investment portfolio decreased $15.8 million from December 31, 2015 and $1.8 million during the quarter.

❖	Deposits, including repurchase agreements, increased $71.3 million from December 31, 2015 and $10.0 million during the quarter.

❖
Nonperforming loans at $24.7 million decreased $3.9 million from December 31, 2015 and $2.3 million from March 31, 2016.  Nonperforming assets at $62.6 million decreased $6.9 million from December 31, 2015 and $3.5 million from March 31, 2016.

❖
Net loan charge-offs for the quarter ended June 30, 2016 were $2.5 million, or 0.35% of average loans annualized, compared to $1.7 million, or 0.25%, experienced for the second quarter 2015 and $1.5 million, or 0.21%, for the first quarter 2016.

Income Statement Review

(dollars in thousands)			Change 2016 vs. 2015
Six Months Ended June 30	2016	2015	Amount	Percent
Net interest income	$66,383	$66,087	$296	0.4%
Provision for loan losses	3,638	4,220	(582)	(13.8)
Noninterest income	22,740	22,964	(224)	(1.0)
Noninterest expense	53,434	52,131	1,303	2.5
Income taxes	8,883	9,360	(477)	(5.1)
Net income	$23,168	$23,340	$(172)	(0.7)%

Average earning assets	$3,627,631	$3,497,279	$130,352	3.7%

Yield on average earnings assets	4.10%	4.20%	(0.10)%	(2.4)%
Cost of interest bearing funds	0.50%	0.45%	0.05%	11.2%

Net interest margin	3.74%	3.87%	(0.13)%	(3.4)%

Net Interest Income

Net interest income for the quarter of $33.1 million was a decrease of $0.1 million, or 0.4%, from prior year second quarter and $0.3 million, or 0.8%, from prior quarter.  Our net interest margin decreased 14 basis points and 5 basis points during the respective time periods.  The extended low rate environment continues to have a negative impact on our net interest margin.    Average earning assets increased $121.2 million, or 3.4%, from second quarter 2015 and $14.6 million, or 0.4%, from prior quarter, while our yield on average earning assets decreased 10 basis points and 4 basis points, respectively, during these time periods.  The cost of interest bearing funds increased 6 basis points from prior year second quarter and 2 basis points from prior quarter.  Our ratio of average loans to deposits, including repurchase agreements, for the quarter ended June 30, 2016 was 88.1% compared to 87.1% for the quarter ended June 30, 2015 and 88.4% for the quarter ended March 31, 2016.  Net interest income for the six months ended June 30, 2016 of $66.4 million was an increase of $0.3 million, or 0.4%, over the first six months of 2015, although we experienced a 13 basis point decline in our net interest margin.

Provision for Loan Losses

The provision for loan losses that was added to the allowance for the second quarter 2016 was $1.9 million compared to $2.3 million for the quarter ended June 30, 2015 and $1.8 million for the quarter ended March 31, 2016.  This provision represented a charge against current earnings in order to maintain the allowance at an appropriate level determined using the accounting estimates described in the Critical Accounting Policies and Estimates section.  Our reserve coverage (allowance for loan and lease loss reserve to nonperforming loans) at June 30, 2016 was 144.6% compared to 105.4% at June 30, 2015 and 134.7% at March 31, 2016.  Our loan loss reserve as a percentage of total loans outstanding at June 30, 2016 was 1.22% compared to 1.26% at June 30, 2015 and March 31, 2016.

Noninterest Income

Noninterest income for the quarter ended June 30, 2016 of $11.8 million was a decrease of $0.5 million, or 3.8%, from prior year same quarter but an increase of $0.8 million, or 7.3%, from prior quarter.  The decrease from prior year same quarter was primarily due to a $0.4 million decrease in gains on sales of loans and a $0.5 million decrease in loan related fees, partially offset by a $0.2 million increase in deposit service charges.  The increase in noninterest income from prior quarter was supported by increases in gains on sales of loans ($0.1 million), deposit service charges ($0.4 million), trust revenue ($0.1 million), and loan related fees ($0.1 million).  Loan related fees were affected by fluctuations in the fair value adjustments of our mortgage servicing rights with a decline of $0.4 million year over year and an increase of $0.2 million quarter over quarter.  Noninterest income for the six months ended June 30, 2016 of $22.7 million was a decrease of $0.2 million, or 1.0%, from the first six months of 2015.  The year-to-date decline in noninterest income was primarily due to a $0.4 million decline in gains on sales of loans and a $0.8 million decline in loan related fees as a result of the decline in the fair value of mortgage servicing rights, partially offset by a $0.5 million increase in deposit service charges and a $0.3 million increase in insurance commissions.

Noninterest Expense

Noninterest expense for the quarter ended June 30, 2016 of $27.2 million was an increase of $0.9 million, or 3.3%, from prior year second quarter and $0.9 million, or 3.6%, from prior quarter.  The increase in noninterest expense was primarily due to increases in personnel expense ($0.7 million year over year and $0.2 million quarter over quarter), operating losses ($0.2 million year over year and $0.3 million quarter over quarter), and repossession expense ($0.2 million year over year and quarter over quarter).  Personnel expense was impacted by an increase in the cost of group medical and life insurance of $0.6 million year over year and $0.5 million quarter over quarter.  The year over year increase was partially offset by a $0.3 million decline in net other real estate owned expense.  Noninterest expense for the six months ended June 30, 2016 of $53.4 million was an increase of $1.3 million, or 2.5%, compared to the first six months of 2015, primarily due to the $1.2 million increase in personnel expense which included a $0.5 million increase in salaries and a $0.8 million increase in the cost of group medical and life insurance.

Balance Sheet Review

CTBI’s total assets at $3.9 billion decreased $8.6 million, or an annualized 0.4%, from December 31, 2015 but increased $15.5 million, or an annualized 1.6%, during the quarter.  Loans outstanding at June 30, 2016 were $2.9 billion, increasing $57.4 million, or an annualized 4.0%, from December 31, 2015 and $42.1 million, or an annualized 5.9%, during the quarter.  We experienced growth during the quarter of $24.5 million in the commercial loan portfolio, $14.0 million in the indirect loan portfolio, $3.2 million in the consumer direct loan portfolio, and $0.4 million in the residential loan portfolio.  CTBI’s investment portfolio decreased $15.8 million, or an annualized 5.3%, from December 31, 2015 and $1.8 million, or an annualized 1.3%, during the quarter as funds were invested in our higher yielding loan portfolio.  Deposits, including repurchase agreements, at $3.3 billion increased $71.3 million, or an annualized 4.4%, from December 31, 2015 and $10.0 million, or an annualized 1.2%, from prior quarter.

Shareholders’ equity at June 30, 2016 was $493.6 million compared to $475.6 million at December 31, 2015 and $485.6 million at March 31, 2016.  Our tangible common equity/tangible assets ratio increased to 11.17%.

Loans

(in thousands)	June 30, 2016
Loan Category	Balance	Variance from Prior Year-End	Net Charge-Offs	Nonperforming	ALLL
Commercial:
Construction	$69,013	(11.5)%	$8	$2,932	$1,437
Secured by real estate	1,079,329	2.5	1,136	7,649	14,438
Equipment lease financing	7,353	(13.6)	0	0	94
Commercial other	366,973	2.2	767	1,735	4,430
Total commercial	1,522,668	1.6	1,911	12,316	20,399

Residential:
Real estate construction	58,973	(4.5)	128	864	558
Real estate mortgage	708,460	0.1	416	10,713	6,372
Home equity	89,185	(0.3)	16	526	819
Total residential	856,618	(0.3)	560	12,103	7,749

Consumer:
Consumer direct	129,291	2.3	458	68	1,634
Consumer indirect	422,808	8.4	1,106	197	5,915
Total consumer	552,099	6.9	1,564	265	7,549

Total loans	$2,931,385	2.0%	$4,035	$24,684	$35,697

Asset Quality

CTBI’s total nonperforming loans were $24.7 million at June 30, 2016, a 13.7% decrease from the $28.6 million at December 31, 2015 and an 8.5% decrease from the $27.0 million at March 31, 2016.  Loans 90+ days past due decreased $0.3 million during the quarter while nonaccrual loans decreased $2.0 million.  Loans 30-89 days past due at $19.0 million was a decrease of $0.1 million from March 31, 2016.  Our loan portfolio management processes focus on the immediate identification, management, and resolution of problem loans to maximize recovery and minimize loss.   Our loan risk management processes include weekly delinquent loan review meetings at the market levels and monthly delinquent loan review meetings involving senior corporate management to review all nonaccrual loans and loans 30 days or more past due.  Any activity regarding a criticized/classified loan (i.e. problem loan) must be approved by CTB’s Watch List Asset Committee (i.e. Problem Loan Committee).  CTB’s Watch List Asset Committee also meets on a quarterly basis and reviews every criticized/classified loan of $100,000 or greater.  We also have a Loan Review Department that reviews every market within CTB annually and performs extensive testing of the loan portfolio to assure the accuracy of loan grades and classifications for delinquency, troubled debt restructuring, impaired status, impairment, nonaccrual status, and adequate loan loss reserves.

Impaired loans, loans not expected to meet contractual principal and interest payments other than insignificant delays, at June 30, 2016 totaled $53.3 million, a $3.4 million increase from the $49.9 million at December 31, 2015 but a $6.2 million decrease from the $59.5 million at March 31, 2016.  The increase in impaired loans was primarily due to troubled debt restructurings included in certain loan categories.  At June 30, 2016, CTBI had $27.7 million in commercial loans secured by real estate, $6.4 million in commercial real estate construction loans, $11.2 million in commercial other loans, and $1.8 million in real estate mortgage loans that were modified in troubled debt restructurings and impaired.  Management evaluates all impaired loans for the amount of impairment, if any, and records a direct charge-off or provides specific reserves when necessary.

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

Net loan charge-offs for the quarter ended June 30, 2016 were $2.5 million, or 0.35% of average loans annualized, compared to $1.7 million, or 0.25%, experienced for the second quarter 2015 and $1.5 million, or 0.21%, for the first quarter 2016.  Of the net charge-offs for the quarter, $1.5 million were in commercial loans, $0.4 million were in indirect auto loans, $0.3 million were in residential real estate mortgage loans, and $0.3 million were in consumer direct loans.  Net loan charge-offs for the six months ended June 30, 2016 were $4.0 million, or 0.28% of average loans, compared to $3.5 million, or 0.25% of average loans, experienced for the six months ended June 30, 2015.

Our level of foreclosed properties at $37.7 million at June 30, 2016 was a $3.0 million decrease from the $40.7 million at December 31, 2015 and a $1.2 million decrease from $39.0 million at March 31, 2016.  Sales of foreclosed properties for the six months ended June 30, 2016 totaled $6.0 million while new foreclosed properties totaled $3.3 million.  At June 30, 2016, the book value of properties under contracts to sell was $2.3 million; however, the closings had not occurred at quarter-end.

When foreclosed properties are acquired, appraisals are obtained and the properties are booked at the current market value less expected sales costs.  Additionally, periodic updated appraisals are obtained on unsold foreclosed properties.  When an updated appraisal reflects a market value below the current book value, a charge is booked to current earnings to reduce the property to its new market value less expected sales costs.   Charges to earnings in the second quarter 2016 to reflect the decrease in current market values of foreclosed properties totaled $0.1 million.  There were twelve properties reappraised during the second quarter 2016.  Of these, five properties were written down by a total of $0.1 million.  Charges during the quarters ended June 30, 2015 and March 31, 2016 were $0.3 million and $0.1 million, respectively.  Our policy for determining the frequency of periodic reviews is based upon consideration of the specific properties and the known or perceived market fluctuations in a particular market and is typically between 12 and 18 months but generally not more than 24 months.  Approximately seventy-seven percent of our OREO properties have been reappraised within the past 12 months.  Management anticipates that our foreclosed properties will remain elevated as we work through current market conditions.

The appraisal aging analysis of foreclosed properties, as well as the holding period, at June 30, 2016 is shown below:

(in thousands)
Appraisal Aging Analysis		Holding Period Analysis
Days Since Last Appraisal	Current Book Value	Holding Period	Current Book Value
Up to 3 months	$1,377	Less than one year	$12,490
3 to 6 months	3,426	1 to 2 years	4,478
6 to 9 months	13,793	2 to 3 years	2,098
9 to 12 months	10,561	3 to 4 years	378
12 to 24 months	8,452	4 to 5 years	10,743
Over 24 months	131	Over 5 years*	7,553
Total	$37,740	Total	$37,740

*Regulatory approval is required and has been obtained to hold these properties beyond the initial period of 5 years.  Additional approval may be required to continue to hold these properties should they not be liquidated during the extension period, which is typically one year.

Dividends

The following schedule shows the quarterly cash dividends paid for the past six quarters:

Pay Date	Record Date	Amount Per Share
July 1, 2016	June 15, 2016	$0.310
April 1, 2016	March 15, 2016	$0.310
January 1, 2016	December 15, 2015	$0.310
October 1, 2015	September 15, 2015	$0.310
July 1, 2015	June 15, 2015	$0.300
April 1, 2015	March 15, 2015	$0.300

On July 26, 2016, the Board of Directors of CTBI declared a quarterly cash dividend of $0.32 per share to be paid on October 1, 2016 to shareholders of record on September 15, 2016.  This represents an increase of 3.2% in the quarterly cash dividend.

Liquidity and Market Risk

The objective of CTBI’s Asset/Liability management function is to maintain consistent growth in net interest income within our policy limits. This objective is accomplished through management of our consolidated balance sheet composition, liquidity, and interest rate risk exposures arising from changing economic conditions, interest rates, and customer preferences. The goal of liquidity management is to provide adequate funds to meet changes in loan and lease demand or deposit withdrawals. This is accomplished by maintaining liquid assets in the form of cash and cash equivalents and investment securities, sufficient unused borrowing capacity, and growth in core deposits. As of June 30, 2016, we had approximately $138.7 million in cash and cash equivalents and approximately $579.1 million in securities valued at estimated fair value designated as available-for-sale and available to meet liquidity needs on a continuing basis compared to $187.6 million and $594.9 million at December 31, 2015.  Additional asset-driven liquidity is provided by the remainder of the securities portfolio and the repayment of loans.  In addition to core deposit funding, we also have a variety of other short-term and long-term funding sources available.  We also rely on Federal Home Loan Bank advances for both liquidity and management of our asset/liability position.  Federal Home Loan Bank advances were $1.0 million at June 30, 2016 compared to $101.1 million at December 31, 2015.  As of June 30, 2016, we had a $280.8 million available borrowing position with the Federal Home Loan Bank compared to $218.3 million at December 31, 2015.  We generally rely upon net inflows of cash from financing activities, supplemented by net inflows of cash from operating activities, to provide cash for our investing activities.  As is typical of many financial institutions, significant financing activities include deposit gathering, use of short-term borrowing facilities such as repurchase agreements and federal funds purchased, and issuance of long-term debt.  At June 30, 2016 and December 31, 2015, we had $44 million in lines of credit with various correspondent banks available to meet any future cash needs.  Our primary investing activities include purchases of securities and loan originations.  We do not rely on any one source of liquidity and manage availability in response to changing consolidated balance sheet needs.  Included in our cash and cash equivalents at June 30, 2016 were federal funds sold of $11.5 million compared to $0.8 million at December 31, 2015, and deposits with the Federal Reserve were $65.9 million compared to $130.6 million at December 31, 2015.  Additionally, we project cash flows from our investment portfolio to generate additional liquidity over the next 90 days.

The investment portfolio consists of investment grade short-term issues suitable for bank investments.  The majority of the investment portfolio is in U.S. government and government sponsored agency issuances.  At June 30, 2016, available-for-sale (“AFS”) securities comprised approximately 99.7% of the total investment portfolio, and the AFS portfolio was approximately 117% of equity capital.  Eighty-nine percent of the pledge eligible portfolio was pledged.

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

Capital Resources

Shareholders’ equity was $493.6 million at June 30, 2016 and $475.6 million at December 31, 2015.  CTBI’s annualized dividend yield to shareholders as of June 30, 2016 was 3.58%.  Our primary source of capital growth is the retention of earnings.  Cash dividends were $0.62 per share and $0.60 per share for the six months ended June 30, 2016 and 2015, respectively.  We retained 53.0% of our earnings for the first six months of 2016 compared to 55.2% for the first six months of 2015.

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

As of June 30, 2016, following implementation of the new rules, CTBI had a common equity Tier 1 capital ratio of 14.79%, a Tier 1 capital ratio of 16.88%, a total capital ratio of 18.13%, and a Tier 1 leverage ratio of 12.57%, all above the required levels to be considered “well-capitalized.”  Our capital conservation buffer at June 30, 2016 was 10.13%.

As of June 30, 2016, we are not aware of any current recommendations by banking regulatory authorities which, if they were to be implemented, would have, or are reasonably likely to have, a material adverse impact on our liquidity, capital resources, or operations.

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

Income Taxes – Income tax expense is based on the taxes due on the consolidated tax return plus deferred taxes based on the expected future tax benefits and consequences of temporary differences between carrying amounts and tax bases of assets and liabilities, using enacted tax rates.  Any interest and penalties incurred in connection with income taxes are recorded as a component of income tax expense in the consolidated financial statements.  During the six months ended June 30, 2016 and 2015, CTBI has not recognized a significant amount of interest expense or penalties in connection with income taxes.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Interest rate risk management focuses on maintaining consistent growth in net interest income within Board-approved policy limits.  CTBI uses an earnings simulation model to analyze net interest income sensitivity to movements in interest rates.  Given a 200 basis point increase to the yield curve used in the simulation model, it is estimated net interest income for CTBI would increase by 2.38 percent over one year and increase by 6.97 percent over two years.  A 25 basis point decrease in the yield curve would decrease net interest income by an estimated 0.17 percent over one year and decrease by 0.23 percent over two years.  For further discussion of CTBI’s market risk, see the Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Market Risk included in the annual report on Form 10-K for the year ended December 31, 2015.

Item 4.  Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

CTBI’s management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934.  As of the end of the period covered by this report, an evaluation was carried out by CTBI’s management, with the participation of our Chief Executive Officer and the Executive Vice President, Chief Financial Officer, and Treasurer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, management concluded that disclosure controls and procedures as of June 30, 2016 were effective in ensuring material information required to be disclosed in this quarterly report on Form 10-Q was recorded, processed, summarized, and reported on a timely basis.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in CTBI’s internal control over financial reporting that occurred during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, CTBI’s internal control over financial reporting.

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

COMMUNITY TRUST BANCORP, INC.

Date: August 8, 2016	By:	/s/ Jean R. Hale
Jean R. Hale
Chairman, President, and Chief Executive Officer

/s/ Kevin J. Stumbo
Kevin J. Stumbo
Executive Vice President, Chief Financial Officer, and Treasurer