Form 10-Q
period 2016-09-30
COMMUNITY TRUST BANCORP INC /KY/
filed 2016-11-08
CIK 350852

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016

or

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

Common stock – 17,619,010 shares outstanding at October 31, 2016

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

Community Trust Bancorp, Inc.
Condensed Consolidated Balance Sheets

(dollars in thousands)	(unaudited) September 30 2016	December 31 2015
Assets:
Cash and due from banks	$49,584	$51,974
Interest bearing deposits	66,425	134,846
Federal funds sold	5,169	791
Cash and cash equivalents	121,178	187,611

Certificates of deposit in other banks	980	3,832
Securities available-for-sale at fair value (amortized cost of $624,418 and $593,381, respectively)	631,201	594,936
Securities held-to-maturity at amortized cost (fair value of $1,182 and $1,651, respectively)	1,181	1,661
Loans held for sale	2,075	1,172

Loans	2,931,299	2,873,961
Allowance for loan and lease losses	(35,801)	(36,094)
Net loans	2,895,498	2,837,867

Premises and equipment, net	47,840	48,188
Federal Home Loan Bank stock	17,927	17,927
Federal Reserve Bank stock	4,887	4,887
Goodwill	65,490	65,490
Core deposit intangible (net of accumulated amortization of $8,443 and $8,324, respectively)	172	291
Bank owned life insurance	63,486	62,335
Mortgage servicing rights	2,964	3,236
Other real estate owned	37,665	40,674
Other assets	37,682	33,827
Total assets	$3,930,226	$3,903,934

Liabilities and shareholders’ equity:
Deposits:
Noninterest bearing	$763,187	$749,975
Interest bearing	2,290,798	2,230,807
Total deposits	3,053,985	2,980,782

Repurchase agreements	262,295	251,225
Federal funds purchased and other short-term borrowings	6,798	3,596
Advances from Federal Home Loan Bank	971	101,056
Long-term debt	61,341	61,341
Deferred taxes	11,269	8,920
Other liabilities	33,457	21,431
Total liabilities	3,430,116	3,428,351

Shareholders’ equity:
Preferred stock, 300,000 shares authorized and unissued	-	-
Common stock, $5 par value, shares authorized 25,000,000; shares outstanding 2016 – 17,607,903; 2015 – 17,536,914	88,039	87,685
Capital surplus	218,819	217,032
Retained earnings	188,843	169,855
Accumulated other comprehensive income, net of tax	4,409	1,011
Total shareholders’ equity	500,110	475,583

Total liabilities and shareholders’ equity	$3,930,226	$3,903,934

See notes to condensed consolidated financial statements.

Community Trust Bancorp, Inc.
Condensed Consolidated Statements of Income and Comprehensive Income (unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
(in thousands except per share data)	2016	2015	2016	2015
Interest income:
Interest and fees on loans, including loans held for sale	$33,593	$32,847	$100,172	$97,691
Interest and dividends on securities
Taxable	2,030	2,044	6,188	7,007
Tax exempt	653	679	2,003	2,032
Interest and dividends on Federal Reserve Bank and Federal Home Loan Bank stock	251	252	757	756
Other, including interest on federal funds sold	152	90	460	234
Total interest income	36,679	35,912	109,580	107,720

Interest expense:
Interest on deposits	2,799	2,412	8,047	7,077
Interest on repurchase agreements and other short-term borrowings	288	231	836	689
Interest on advances from Federal Home Loan Bank	3	9	51	33
Interest on long-term debt	362	295	1,036	869
Total interest expense	3,452	2,947	9,970	8,668

Net interest income	33,227	32,965	99,610	99,052
Provision for loan losses	2,191	2,520	5,829	6,740
Net interest income after provision for loan losses	31,036	30,445	93,781	92,312

Noninterest income:
Service charges on deposit accounts	6,563	6,348	18,680	17,976
Gains on sales of loans, net	595	462	1,357	1,575
Trust and wealth management income	2,440	2,297	7,111	6,902
Loan related fees	1,260	641	2,610	2,747
Bank owned life insurance	560	581	1,628	1,623
Brokerage revenue	387	395	1,067	1,058
Securities gains	458	12	522	142
Other noninterest income	923	1,299	2,951	2,976
Total noninterest income	13,186	12,035	35,926	34,999

Noninterest expense:
Officer salaries and employee benefits	3,090	3,288	9,147	9,179
Other salaries and employee benefits	11,126	10,687	33,524	32,063
Occupancy, net	2,012	1,942	6,035	5,937
Equipment	733	746	2,177	2,295
Data processing	1,601	1,577	4,729	5,204
Bank franchise tax	1,492	1,272	4,291	3,816
Legal fees	455	505	1,437	1,604
Professional fees	473	524	1,395	1,497
Advertising and marketing	674	649	1,883	1,861
FDIC insurance	469	606	1,628	1,798
Other real estate owned provision and expense	873	1,289	1,892	2,525
Repossession expense	272	347	911	947
Amortization of limited partnership investments	546	1,031	2,078	2, 002
Other noninterest expense	2,871	3,071	8,994	8,937
Total noninterest expense	26,687	27,534	80,121	79,665

Income before income taxes	17,535	14,946	49,586	47,646
Income taxes	5,223	3,724	14,106	13,084
Net income	12,312	11,222	35,480	34,562

Other comprehensive income (loss):
Unrealized holding gains (losses) on securities available-for-sale:
Unrealized holding gains (losses) arising during the period	(2,374)	3,463	5,750	3,525
Less: Reclassification adjustments for realized gains included in net income	458	12	522	142
Tax expense (benefit)	(991)	1,208	1,830	1,184
Other comprehensive income (loss), net of tax	(1,841)	2,243	3,398	2,199
Comprehensive income	$10,471	$13,465	$38,878	$36,761

Basic earnings per share	$0.70	$0.64	$2.02	$1.98
Diluted earnings per share	$0.70	$0.64	$2.02	$1.98

Weighted average shares outstanding-basic	17,554	17,440	17,532	17,420
Weighted average shares outstanding-diluted	17,569	17,491	17,548	17,472
Dividends declared per share	$0.32	$0.31	$0.94	$0.91

See notes to condensed consolidated financial statements.

Community Trust Bancorp, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)

	Nine Months Ended
	September 30
(in thousands)	2016	2015
Cash flows from operating activities:
Net income	$35,480	$34,562
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,878	2,977
Deferred taxes	519	1,711
Stock-based compensation	347	518
Excess tax benefits of stock-based compensation	(58)	190
Provision for loan losses	5,829	6,740
Write-downs of other real estate owned and other repossessed assets	632	1,146
Gains on sale of mortgage loans held for sale	(1,357)	(1,575)
Securities gains	(522)	(142)
(Gains)/losses on sale of assets, net	77	(115)
Proceeds from sale of mortgage loans held for sale	61,339	63,580
Funding of mortgage loans held for sale	(60,885)	(61,724)
Amortization of securities premiums and discounts, net	1,614	2,552
Change in cash surrender value of bank owned life insurance	(1,151)	(1,245)
Mortgage servicing rights:
Fair value adjustments	660	381
New servicing assets created	(388)	(443)
Changes in:
Other assets	(3,902)	(9,612)
Other liabilities	11,967	(1,068)
Net cash provided by operating activities	53,079	38,433

Cash flows from investing activities:
Certificates of deposit in other banks:
Maturity of certificates of deposit	2,852	2,438
Securities available-for-sale (AFS):
Purchase of AFS securities	(159,603)	(36,561)
Proceeds from the sales of AFS securities	54,446	44,198
Proceeds from prepayments and maturities of AFS securities	73,027	56,809
Securities held-to-maturity (HTM):
Proceeds from maturities of HTM securities	480	1
Change in loans, net	(65,136)	(98,730)
Purchase of premises and equipment	(2,411)	(1,685)
Proceeds from sale and retirement of premises and equipment	10	232
Investment in Federal Reserve Bank stock	0	(18)
Proceeds from sale of other real estate and other repossessed assets	4,041	7,563
Investment in other real estate and other repossessed assets	0	(85)
Net cash used in investing activities	(92,294)	(25,838)

Cash flows from financing activities:
Change in deposits, net	73,203	100,972
Change in repurchase agreements, federal funds purchased, and other short-term borrowings, net	14,272	19,141
Advances from Federal Home Loan Bank	0	70,000
Payments on advances from Federal Home Loan Bank	(100,085)	(130,086)
Issuance of common stock	2,262	1,345
Repurchase of common stock	(382)	(189)
Excess tax benefits of stock-based compensation	58	(190)
Dividends paid	(16,546)	(15,913)
Net cash provided by (used in) financing activities	(27,218)	45,080
Net increase (decrease) in cash and cash equivalents	(66,433)	57,675
Cash and cash equivalents at beginning of period	187,611	105,517
Cash and cash equivalents at end of period	$121,178	$163,192

Supplemental disclosures:
Income taxes paid	$13,991	$15,199
Interest paid	8,796	7,935
Non-cash activities:
Loans to facilitate the sale of other real estate owned and repossessed assets	2,624	3,548
Common stock dividends accrued, paid in subsequent quarter	212	220
Real estate acquired in settlement of loans	4,300	9,986
See notes to condensed consolidated financial statements.

Community Trust Bancorp, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1 - Summary of Significant Accounting Policies

In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments (which consist of normal recurring adjustments) necessary, to present fairly the condensed consolidated financial position as of September 30, 2016, the results of operations for the three and nine months ended September 30, 2016 and 2015, and the cash flows for the nine months ended September 30, 2016 and 2015.  In accordance with accounting principles generally accepted in the United States of America for interim financial information, these statements do not include certain information and footnote disclosures required by accounting principles generally accepted in the United States of America for complete annual financial statements.  The results of operations for the three and nine months ended September 30, 2016 and 2015, and the cash flows for the nine months ended September 30, 2016 and 2015, are not necessarily indicative of the results to be expected for the full year.  The condensed consolidated balance sheet as of December 31, 2015 has been derived from the audited consolidated financial statements of Community Trust Bancorp, Inc. (“CTBI”) for that period.  For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2015, included in our annual report on Form 10-K.

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

➢ Statement of Cash Flows – In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. Stakeholders indicated that there is diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows under Topic 230, Statement of Cash Flows, and other Topics.  This ASU addresses the following eight specific cash flow issues: Debt prepayment or debt extinguishment costs; settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies (COLIs) (including bank-owned life insurance policies (BOLIs)); distributions received from equity method investees; beneficial interests in securitization transactions; and separately identifiable cash flows and application of the predominance principle.  The amendments in this Update apply to all entities, including both business entities and not-for-profit entities that are required to present a statement of cash flows under Topic 230.  This Update is the final version of Proposed Accounting Standards Update EITF-15F—Statement of Cash Flows—Classification of Certain Cash Receipts and Cash Payments (Topic 230), which has been deleted.  The amendments in this Update are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years.  The amendments in this Update should be applied using a retrospective transition method to each period presented.  If it is impracticable to apply the amendments retrospectively for some of the issues, the amendments for those issues would be applied prospectively as of the earliest date practicable.  We do not expect this ASU to have a material impact on CTBI’s consolidated financial statements.

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

Income Taxes – Income tax expense is based on the taxes due on the consolidated tax return plus deferred taxes based on the expected future tax benefits and consequences of temporary differences between carrying amounts and tax bases of assets and liabilities, using enacted tax rates.  Any interest and penalties incurred in connection with income taxes are recorded as a component of income tax expense in the consolidated financial statements.  During the nine months ended September 30, 2016 and 2015, CTBI has not recognized a significant amount of interest expense or penalties in connection with income taxes.

Note 2 – Stock-Based Compensation

CTBI’s compensation expense related to stock option grants was $15 thousand and $10 thousand, respectively, for the three months ended September 30, 2016 and 2015, and $42 thousand and $29 thousand, respectively for the nine months ended September 30, 2016 and 2015.  Restricted stock expense for the three months ended September 30, 2016 and 2015 was $97 thousand and $186 thousand, respectively, including $9 thousand and $20 thousand in dividends paid for each period.  Restricted stock expense for the nine months ended September 30, 2016 and 2015 was $305 thousand and $554 thousand, respectively, including $28 thousand and $59 thousand in dividends.  As of September 30, 2016, there was a total of $0.2 million of unrecognized compensation expense related to unvested stock option awards that will be recognized as expense as the awards vest over a weighted average period of 3.5 years and a total of $0.7 million of unrecognized compensation expense related to restricted stock grants that will be recognized as expense as the awards vest over a weighted average period of 2.8 years.

There were 18,069 and 10,582 shares of restricted stock granted during the nine months ended September 30, 2016 and 2015, respectively.  No shares of restricted stock were granted during the three months ended September 30, 2016 and 2015.  The restricted stock granted in 2016 was issued pursuant to the terms of CTBI’s 2015 Stock Ownership Incentive Plan.  The restrictions on the restricted stock granted in 2016 will lapse ratably over four years.  However, in the event of certain participant employee termination events occurring within 24 months of a change in control of CTBI or the death of the participant, the restrictions will lapse, and in the event of the participant’s disability, the restrictions will lapse on a pro rata basis.  The Compensation Committee will have discretion to review and revise restrictions applicable to a participant’s restricted stock in the event of the participant’s retirement.  The restricted stock granted in 2015 was issued pursuant to the terms of the 2006 Stock Ownership Incentive Plan.  The restrictions on the restricted stock granted in 2015 lapse ratably over four years or in the event of a change in control of CTBI or the death of the participant.  In the event of the disability of the participant, the restrictions will lapse on a pro rata basis.  The Compensation Committee of the Board of Directors will have discretion to review and revise restrictions applicable to a participant’s restricted stock in the event of the participant’s retirement.

There were 10,000 and 20,000 stock options granted during the nine months ended September 30, 2016 and 2015.  No stock options were granted during the three months ended September 30, 2016 and 2015.  The fair value of stock options granted during the nine months ended September 30, 2016 and 2015 were established at the date of grant using a Black-Scholes option pricing model with the weighted average assumptions as follows:

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

The amortized cost and fair value of securities at September 30, 2016 are summarized as follows:

Available-for-Sale

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury and government agencies	$243,980	$1,311	$(180)	$245,111
State and political subdivisions	128,644	4,646	(115)	133,175
U.S. government sponsored agency mortgage-backed securities	226,794	1,820	(843)	227,771
Total debt securities	599,418	7,777	(1,138)	606,057
CRA investment funds	25,000	293	(149)	25,144
Total available-for-sale securities	$624,418	$8,070	$(1,287)	$631,201

Held-to-Maturity

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
State and political subdivisions	$1,181	$1	$0	$1,182
Total held-to-maturity securities	$1,181	$1	$0	$1,182

The amortized cost and fair value of securities at December 31, 2015 are summarized as follows:

Available-for-Sale

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury and government agencies	$240,434	$311	$(1,351)	$239,394
State and political subdivisions	125,665	3,707	(157)	129,215
U.S. government sponsored agency mortgage-backed securities	202,282	1,564	(2,270)	201,576
Total debt securities	568,381	5,582	(3,778)	570,185
CRA investment funds	25,000	132	(381)	24,751
Total available-for-sale securities	$593,381	$5,714	$(4,159)	$594,936

Held-to-Maturity

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury and government agencies	$480	$0	$(12)	$468
State and political subdivisions	1,181	2	0	1,183
Total held-to-maturity securities	$1,661	$2	$(12)	$1,651

The amortized cost and fair value of securities at September 30, 2016 by contractual maturity are shown below.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale		Held-to-Maturity
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$68,479	$68,576	$0	$0
Due after one through five years	154,511	156,366	1,181	1,182
Due after five through ten years	63,044	65,336	0	0
Due after ten years	86,590	88,008	0	0
U.S. government sponsored agency mortgage-backed securities	226,794	227,771	0	0
Total debt securities	599,418	606,057	1,181	1,182
CRA investment funds	25,000	25,144	0	0
Total securities	$624,418	$631,201	$1,181	$1,182

During the three months ended September 30, 2016, there was a net gain of $458 thousand on sales and calls of AFS securities, consisting of a pre-tax gain of $460 thousand and a pre-tax loss of $2 thousand.  During the three months ended September 30, 2015, there was a net gain of $12 thousand on sales.

During the nine months ended September 30, 2016, there was a combined gain of $522 thousand on sales and calls of AFS securities, consisting of a pre-tax gain of $529 thousand and a pre-tax loss of $7 thousand.  During the nine months ended September 30, 2015, there was a combined gain of $142 thousand on sales and calls of AFS securities, consisting of a pre-tax gain of $840 thousand and a pre-tax loss of $698 thousand.

The amortized cost of securities pledged as collateral, to secure public deposits and for other purposes, was $203.4 million at September 30, 2016 and $228.2 million at December 31, 2015.

The amortized cost of securities sold under agreements to repurchase amounted to $297.4 million at September 30, 2016 and $285.5 million at December 31, 2015.

CTBI evaluates its investment portfolio on a quarterly basis for impairment.  The analysis performed as of September 30, 2016 indicates that all impairment is considered temporary, market and interest rate driven, and not credit-related.  The percentage of total investments with unrealized losses as of September 30, 2016 was 36.0% compared to 61.1% as of December 31, 2015.  The following tables provide the amortized cost, gross unrealized losses, and fair market value, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position as of September 30, 2016 that are not deemed to be other-than-temporarily impaired.

Available-for-Sale

(in thousands)	Amortized Cost	Gross Unrealized Losses	Fair Value
Less Than 12 Months
U.S. Treasury and government agencies	$58,160	$(155)	$58,005
State and political subdivisions	10,697	(105)	10,592
U.S. government sponsored agency mortgage-backed securities	109,623	(308)	109,315
Total debt securities	178,480	(568)	177,912
CRA investment funds	10,000	(27)	9,973
Total <12 months temporarily impaired AFS securities	188,480	(595)	187,885

12 Months or More
U.S. Treasury and government agencies	1,927	(25)	1,902
State and political subdivisions	753	(10)	743
U.S. government sponsored agency mortgage-backed securities	32,712	(535)	32,177
Total debt securities	35,392	(570)	34,822
CRA investment funds	5,000	(122)	4,878
Total ≥12 months temporarily impaired AFS securities	40,392	(692)	39,700

Total
U.S. Treasury and government agencies	60,087	(180)	59,907
State and political subdivisions	11,450	(115)	11,335
U.S. government sponsored agency mortgage-backed securities	142,335	(843)	141,492
Total debt securities	213,872	(1,138)	212,734
CRA investment funds	15,000	(149)	14,851
Total temporarily impaired AFS securities	$228,872	$(1,287)	$227,585

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

U.S. Treasury and Government Agencies

The unrealized losses in U.S. Treasury and government agencies were caused by interest rate increases.  The contractual terms of those investments do not permit the issuer to settle the securities at a price less than amortized cost.  CTBI does not consider those investments to be other-than-temporarily impaired at September 30, 2016, because CTBI does not intend to sell the investments and it is not more likely than not that we will be required to sell the investments before recovery of their amortized cost, which may be at maturity.

State and Political Subdivisions

The unrealized losses in securities of state and political subdivisions were caused by interest rate increases.  The contractual terms of those investments do not permit the issuer to settle the securities at a price less than amortized cost.  CTBI does not consider those investments to be other-than-temporarily impaired at September 30, 2016, because CTBI does not intend to sell the investments before recovery of their amortized cost, which may be at maturity.

U.S. Government Sponsored Agency Mortgage-Backed Securities

The unrealized losses in U.S. government sponsored agency mortgage-backed securities were caused by interest rate increases.  CTBI expects to recover the amortized cost basis over the term of the securities.  CTBI does not consider those investments to be other-than-temporarily impaired at September 30, 2016, because (i) the decline in market value is attributable to changes in interest rates and not credit quality, (ii) CTBI does not intend to sell the investments, and (iii) it is not more likely than not we will be required to sell the investments before recovery of their amortized cost, which may be at maturity.

CRA Investment Funds

CTBI’s CRA investment funds consist of investments in fixed income mutual funds ($25.1 million of the total fair value and $0.1 million of the total gross unrealized losses in common stock investments).  The severity of the impairment (fair value is approximately 0.6% less than cost) and the duration of the impairment correlates with the decline in long-term interest rates in 2016.  CTBI evaluated the near-term prospects of these funds in relation to the severity and duration of the impairment.  Based on that evaluation, CTBI does not consider those investments to be other-than-temporarily impaired at September 30, 2016.

Note 4 – Loans

Major classifications of loans, net of unearned income, deferred loan origination costs, and net premiums on acquired loans, are summarized as follows:

(in thousands)	September 30 2016	December 31 2015
Commercial construction	$68,275	$78,020
Commercial secured by real estate	1,083,640	1,052,919
Equipment lease financing	6,242	8,514
Commercial other	354,984	358,898
Real estate construction	55,412	61,750
Real estate mortgage	706,028	707,874
Home equity	89,467	89,450
Consumer direct	131,815	126,406
Consumer indirect	435,436	390,130
Total loans	$2,931,299	$2,873,961

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

Not included in the loan balances above were loans held for sale in the amount of $2.1 million at September 30, 2016 and $1.2 million at December 31, 2015.

Refer to note 1 to the condensed consolidated financial statements for further information regarding our nonaccrual policy.  Nonaccrual loans segregated by class of loans were as follows:

(in thousands)	September 30 2016	December 31 2015
Commercial:
Commercial construction	$2,216	$3,402
Commercial secured by real estate	7,328	5,928
Commercial other	1,446	1,485

Residential:
Real estate construction	11	249
Real estate mortgage	5,475	5,206
Home equity	322	183

Consumer:
Consumer direct	0	110
Total nonaccrual loans	$16,798	$16,563

The following tables present CTBI’s loan portfolio aging analysis, segregated by class, as of September 30, 2016 and December 31, 2015:

	September 30, 2016
(in thousands)	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Current	Total Loans	90+ and Accruing*
Commercial:
Commercial construction	$41	$0	$2,215	$2,256	$66,019	$68,275	$24
Commercial secured by real estate	3,720	2,850	9,196	15,766	1,067,874	1,083,640	5,001
Equipment lease financing	0	0	0	0	6,242	6,242	0
Commercial other	1,277	236	1,283	2,796	352,188	354,984	345
Residential:
Real estate construction	1,386	286	478	2,150	53,262	55,412	478
Real estate mortgage	897	5,762	8,369	15,028	691,000	706,028	4,819
Home equity	947	320	641	1,908	87,559	89,467	405
Consumer:
Consumer direct	901	250	109	1,260	130,555	131,815	109
Consumer indirect	2,406	977	317	3,700	431,736	435,436	317
Total	$11,575	$10,681	$22,608	$44,864	$2,886,435	$2,931,299	$11,498

	December 31, 2015
(in thousands)	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Current	Total Loans	90+ and Accruing*
Commercial:
Commercial construction	$36	$6	$3,431	$3,473	$74,547	$78,020	$30
Commercial secured by real estate	2,947	622	7,923	11,492	1,041,427	1,052,919	3,757
Equipment lease financing	199	0	0	199	8,315	8,514	0
Commercial other	762	121	1,476	2,359	356,539	358,898	310
Residential:
Real estate construction	443	62	291	796	60,954	61,750	55
Real estate mortgage	1,128	3,888	10,907	15,923	691,951	707,874	6,925
Home equity	527	148	580	1,255	88,195	89,450	448
Consumer:
Consumer direct	835	479	126	1,440	124,966	126,406	126
Consumer indirect	2,133	814	395	3,342	386,788	390,130	395
Total	$9,010	$6,140	$25,129	$40,279	$2,833,682	$2,873,961	$12,046

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

The following tables present the credit risk profile of CTBI’s commercial loan portfolio based on rating category and payment activity, segregated by class of loans, as of September 30, 2016 and December 31, 2015:

(in thousands)	Commercial Construction	Commercial Secured by Real Estate	Equipment Leases	Commercial Other	Total
September 30, 2016
Pass	$55,878	$970,069	$5,885	$304,799	$1,336,631
Watch	4,006	54,232	0	31,638	89,876
OAEM	2,330	27,688	357	6,675	37,050
Substandard	5,871	31,095	0	11,052	48,018
Doubtful	190	556	0	820	1,566
Total	$68,275	$1,083,640	$6,242	$354,984	$1,513,141

December 31, 2015
Pass	$62,978	$937,196	$8,514	$312,100	$1,320,788
Watch	4,931	71,830	0	37,670	114,431
OAEM	2,206	13,765	0	963	16,934
Substandard	6,780	29,232	0	7,072	43,084
Doubtful	1,125	896	0	1,093	3,114
Total	$78,020	$1,052,919	$8,514	$358,898	$1,498,351

The following tables present the credit risk profile of the CTBI’s residential real estate and consumer loan portfolios based on performing or nonperforming status, segregated by class, as of September 30, 2016 and December 31, 2015:

(in thousands)	Real Estate Construction	Real Estate Mortgage	Home Equity	Consumer Direct	Consumer Indirect	Total
September 30, 2016
Performing	$54,923	$695,734	$88,740	$131,706	$435,119	$1,406,222
Nonperforming (1)	489	10,294	727	109	317	11,936
Total	$55,412	$706,028	$89,467	$131,815	$435,436	$1,418,158

December 31, 2015
Performing	$61,446	$695,743	$88,819	$126,170	$389,735	$1,361,913
Nonperforming (1)	304	12,131	631	236	395	13,697
Total	$61,750	$707,874	$89,450	$126,406	$390,130	$1,375,610

(1)  A loan is considered nonperforming if it is 90 days or more past due and/or on nonaccrual.

The total of consumer mortgage loans secured by real estate properties in formal foreclosure proceedings was $3.3 million at September 30, 2016 compared to $4.4 million at December 31, 2015.

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

The following table presents impaired loans, the average investment in impaired loans, and interest income recognized on impaired loans for the periods ended September 30, 2016, December 31, 2015, and September 30, 2015:

	September 30, 2016
(in thousands)	Recorded Balance	Unpaid Contractual Principal Balance	Specific Allowance
Loans without a specific valuation allowance:
Commercial construction	$4,270	$4,293	$0
Commercial secured by real estate	32,311	33,004	0
Commercial other	11,382	13,191	0
Real estate mortgage	1,489	1,489	0

Loans with a specific valuation allowance:
Commercial construction	1,668	1,670	212
Commercial secured by real estate	3,537	4,688	747
Commercial other	388	408	190

Totals:
Commercial construction	5,938	5,963	212
Commercial secured by real estate	35,848	37,692	747
Commercial other	11,770	13,599	190
Real estate mortgage	1,489	1,489	0
Total	$55,045	$58,743	$1,149

	Three Months Ended		Nine Months Ended
	September 30, 2016		September 30, 2016
(in thousands)	Average Investment in Impaired Loans	*Interest Income Recognized	Average Investment in Impaired Loans	*Interest Income Recognized
Loans without a specific valuation allowance:
Commercial construction	$4,299	$63	$4,450	$168
Commercial secured by real estate	32,534	390	31,795	1,164
Commercial other	11,497	153	11,564	470
Real estate mortgage	1,492	15	1,759	45

Loans with a specific valuation allowance:
Commercial construction	1,798	0	2,524	0
Commercial secured by real estate	3,547	1	3,957	19
Commercial other	405	0	597	0

Totals:
Commercial construction	6,097	63	6,974	168
Commercial secured by real estate	36,081	391	35,752	1,183
Commercial other	11,902	153	12,161	470
Real estate mortgage	1,492	15	1,759	45
Total	$55,572	$622	$56,646	$1,866

	December 31, 2015
(in thousands)	Recorded Balance	Unpaid Contractual Principal Balance	Specific Allowance	Average Investment in Impaired Loans	*Interest Income Recognized
Loans without a specific valuation allowance:
Commercial construction	$2,861	$2,862	$0	$4,574	$200
Commercial secured by real estate	30,761	32,166	0	30,605	1,378
Commercial other	7,500	9,148	0	8,802	316
Real estate mortgage	1,744	1,744	0	1,179	50

Loans with a specific valuation allowance:
Commercial construction	3,402	3,402	831	3,631	0
Commercial secured by real estate	2,660	2,768	1,227	2,349	7
Commercial other	960	1,153	403	836	1

Totals:
Commercial construction	6,263	6,264	831	8,205	200
Commercial secured by real estate	33,421	34,934	1,227	32,954	1,385
Commercial other	8,460	10,301	403	9,638	317
Real estate mortgage	1,744	1,744	0	1,179	50
Total	$49,888	$53,243	$2,461	$51,976	$1,952

	September 30, 2015
(in thousands)	Recorded Balance	Unpaid Contractual Principal Balance	Specific Allowance
Loans without a specific valuation allowance:
Commercial construction	$4,669	$4,669	$0
Commercial secured by real estate	30,318	31,551	0
Commercial other	7,163	8,804	0
Real estate mortgage	1,189	1,189	0

Loans with a specific valuation allowance:
Commercial construction	3,411	3,412	719
Commercial secured by real estate	835	1,075	317
Commercial other	754	935	312

Totals:
Commercial construction	8,080	8,081	719
Commercial secured by real estate	31,153	32,626	317
Commercial other	7,917	9,739	312
Real estate mortgage	1,189	1,189	0
Total	$48,339	$51,635	$1,348

	Three Months Ended		Nine Months Ended
	September 30, 2015		September 30, 2015
(in thousands)	Average Investment in Impaired Loans	*Interest Income Recognized	Average Investment in Impaired Loans	*Interest Income Recognized
Loans without a specific valuation allowance:
Commercial construction	$4,864	$41	$5,142	$160
Commercial secured by real estate	30,713	316	30,357	985
Commercial other	7,312	73	9,182	201
Real estate mortgage	1,183	13	1,090	37

Loans with a specific valuation allowance:
Commercial construction	3,445	0	3,712	0
Commercial secured by real estate	841	6	2,244	7
Commercial other	776	1	788	1

Totals:
Commercial construction	8,309	41	8,854	160
Commercial secured by real estate	31,554	322	32,601	992
Commercial other	8,088	74	9,970	202
Real estate mortgage	1,183	13	1,090	37
Total	$49,134	$450	$52,515	$1,391

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

During 2016, certain loans were modified in troubled debt restructurings, where economic concessions were granted to borrowers consisting of reductions in the interest rates, payment extensions, forgiveness of principal, and forbearances.  Presented below, segregated by class of loans, are troubled debt restructurings that occurred during the three and nine months ended September 30, 2016 and 2015 and the year ended December 31, 2015:

	Three Months Ended September 30, 2016
(in thousands)	Number of Loans	Term Modification	Rate Modification	Combination	Post-Modification Outstanding Balance
Commercial:
Commercial secured by real estate	2	$152	$0	$0	$152
Total troubled debt restructurings	2	$152	$0	$0	$152

	Nine Months Ended September 30, 2016
(in thousands)	Number of Loans	Term Modification	Rate Modification	Combination	Post-Modification Outstanding Balance
Commercial:
Commercial construction	5	$1,408	$0	$0	$1,408
Commercial secured by real estate	23	5,761	0	580	6,341
Commercial other	16	5,041	0	0	5,041
Residential:
Real estate mortgage	1	0	0	280	280
Total troubled debt restructurings	45	$12,210	$0	$860	$13,070

	Three Months Ended September 30, 2015
(in thousands)	Number of Loans	Term Modification	Rate Modification	Combination	Post-Modification Outstanding Balance
Commercial:
Commercial secured by real estate	5	$346	$0	$165	$511
Commercial other	1	1,139	0	0	1,139
Total troubled debt restructurings	6	$1,485	$0	$165	$1,650

	Nine Months Ended September 30, 2015
(in thousands)	Number of Loans	Term Modification	Rate Modification	Combination	Post-Modification Outstanding Balance
Commercial:
Commercial secured by real estate	13	$953	$0	$165	$1,118
Commercial other	4	1,193	0	0	1,193
Residential:
Real estate mortgage	1	0	0	290	290
Total troubled debt restructurings	18	$2,146	$0	$455	$2,601

	Year Ended December 31, 2015
(in thousands)	Number of Loans	Term Modification	Rate Modification	Combination	Post-Modification Outstanding Balance
Commercial:
Commercial construction	3	$428	$0	$0	$428
Commercial secured by real estate	21	4,244	0	1,760	6,004
Commercial other	7	3,847	0	0	3,847
Residential:
Real estate mortgage	3	0	0	848	848
Total troubled debt restructurings	34	$8,519	$0	$2,608	$11,127

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

(in thousands)	Three Months Ended September 30, 2016		Nine Months Ended September 30, 2016
	Number of Loans	Recorded Balance	Number of Loans	Recorded Balance
Commercial:
Commercial secured by real estate	1	$1,446	2	$1,956
Commercial other	1	14	2	372
Total defaulted restructured loans	2	$1,460	4	$2,328

(in thousands)	Three Months Ended September 30, 2015		Nine Months Ended September 30, 2015
	Number of Loans	Recorded Balance	Number of Loans	Recorded Balance
Commercial:
Commercial secured by real estate	2	$31	4	$390
Residential:
Real estate construction	0	0	1	290
Total defaulted restructured loans	2	$31	5	$680

Note 5 – Allowance for Loan and Lease Losses

The following tables present the balance in the allowance for loan and lease losses (“ALLL”) and the recorded investment in loans based on portfolio segment and impairment method as of September 30, 2016, December 31, 2015 and September 30, 2015:

	Three Months Ended September 30, 2016
(in thousands)	Commercial Construction	Commercial Secured by Real Estate	Equipment Lease Financing	Commercial Other	Real Estate Construction	Real Estate Mortgage	Home Equity	Consumer Direct	Consumer Indirect	Total
Allowance for loan losses
Beginning balance	$1,437	$14,438	$94	$4,430	$558	$6,372	$819	$1,634	$5,915	$35,697
Provision charged to expense	54	585	(28)	185	8	330	3	170	884	2,191
Losses charged off	(79)	(319)	0	(622)	(61)	(366)	0	(204)	(1,311)	(2,962)
Recoveries	18	78	0	92	4	8	2	111	562	875
Ending balance	$1,430	$14,782	$66	$4,085	$509	$6,344	$824	$1,711	$6,050	$35,801

Ending balance:
Individually evaluated for impairment	$212	$747	$0	$190	$0	$0	$0	$0	$0	$1,149
Collectively evaluated for impairment	$1,218	$14,035	$66	$3,895	$509	$6,344	$824	$1,711	$6,050	$34,652

Loans
Ending balance:
Individually evaluated for impairment	$5,938	$35,848	$0	$11,770	$0	$1,489	$0	$0	$0	$55,045
Collectively evaluated for impairment	$62,337	$1,047,792	$6,242	$343,214	$55,412	$704,539	$89,467	$131,815	$435,436	$2,876,254

	Nine Months Ended September 30, 2016
(in thousands)	Commercial Construction	Commercial Secured by Real Estate	Equipment Lease Financing	Commercial Other	Real Estate Construction	Real Estate Mortgage	Home Equity	Consumer Direct	Consumer Indirect	Total
Allowance for loan losses
Beginning balance	$2,199	$14,434	$79	$4,225	$550	$6,678	$839	$1,594	$5,496	$36,094
Provision charged to expense	(701)	1,726	(13)	1,156	144	440	(1)	669	2,409	5,829
Losses charged off	(94)	(1,505)	0	(1,667)	(192)	(849)	(21)	(893)	(3,508)	(8,729)
Recoveries	26	127	0	371	7	75	7	341	1,653	2,607
Ending balance	$1,430	$14,782	$66	$4,085	$509	$6,344	$824	$1,711	$6,050	$35,801

Ending balance:
Individually evaluated for impairment	$212	$747	$0	$190	$0	$0	$0	$0	$0	$1,149
Collectively evaluated for impairment	$1,218	$14,035	$66	$3,895	$509	$6,344	$824	$1,711	$6,050	$34,652

Loans
Ending balance:
Individually evaluated for impairment	$5,938	$35,848	$0	$11,770	$0	$1,489	$0	$0	$0	$55,045
Collectively evaluated for impairment	$62,337	$1,047,792	$6,242	$343,214	$55,412	$704,539	$89,467	$131,815	$435,436	$2,876,254

	Three Months Ended September 30, 2015
(in thousands)	Commercial Construction	Commercial Secured by Real Estate	Equipment Lease Financing	Commercial Other	Real Estate Construction	Real Estate Mortgage	Home Equity	Consumer Direct	Consumer Indirect	Total
Allowance for loan losses
Beginning balance	$2,622	$13,022	$113	$4,414	$570	$6,965	$867	$1,541	$5,076	$35,190
Provision charged to expense	151	293	(9)	153	61	564	(38)	382	963	2,520
Losses charged off	0	(364)	0	(431)	(20)	(647)	0	(436)	(1,001)	(2,899)
Recoveries	3	2	0	149	0	52	41	113	369	729
Ending balance	$2,776	$12,953	$104	$4,285	$611	$6,934	$870	$1,600	$5,407	$35,540

Ending balance:
Individually evaluated for impairment	$719	$317	$0	$312	$0	$0	$0	$0	$0	$1,348
Collectively evaluated for impairment	$2,057	$12,636	$104	$3,973	$611	$6,934	$870	$1,600	$5,407	$34,192

Loans
Ending balance:
Individually evaluated for impairment	$8,080	$31,153	$0	$7,917	$0	$1,189	$0	$0	$0	$48,339
Collectively evaluated for impairment	$98,775	$966,501	$9,146	$338,401	$62,226	$704,998	$88,624	$125,847	$377,603	$2,772,121

	Nine Months Ended September 30, 2015
(in thousands)	Commercial Construction	Commercial Secured by Real Estate	Equipment Lease Financing	Commercial Other	Real Estate Construction	Real Estate Mortgage	Home Equity	Consumer Direct	Consumer Indirect	Total
Allowance for loan losses
Beginning balance	$2,896	$13,618	$119	$4,263	$534	$6,094	$756	$1,574	$4,593	$34,447
Provision charged to expense	(127)	577	(15)	1,054	184	2,023	128	804	2,112	6,740
Losses charged off	(2)	(1,290)	0	(1,495)	(110)	(1,260)	(67)	(1,101)	(2,494)	(7,819)
Recoveries	9	48	0	463	3	77	53	323	1,196	2,172
Ending balance	$2,776	$12,953	$104	$4,285	$611	$6,934	$870	$1,600	$5,407	$35,540

Ending balance:
Individually evaluated for impairment	$719	$317	$0	$312	$0	$0	$0	$0	$0	$1,348
Collectively evaluated for impairment	$2,057	$12,636	$104	$3,973	$611	$6,934	$870	$1,600	$5,407	$34,192

Loans
Ending balance:
Individually evaluated for impairment	$8,080	$31,153	$0	$7,917	$0	$1,189	$0	$0	$0	$48,339
Collectively evaluated for impairment	$98,775	$966,501	$9,146	$338,401	$62,226	$704,998	$88,624	$125,847	$377,603	$2,772,121

	December 31, 2015
(in thousands)	Commercial Construction	Commercial Secured by Real Estate	Equipment Lease Financing	Commercial Other	Real Estate Construction	Real Estate Mortgage	Home Equity	Consumer Direct	Consumer Indirect	Total
Allowance for loan losses
Beginning balance	$2,896	$13,618	$119	$4,263	$534	$6,094	$756	$1,574	$4,593	$34,447
Provision charged to expense	(707)	2,135	(40)	1,338	147	1,888	158	891	2,840	8,650
Losses charged off	(3)	(1,379)	0	(1,961)	(135)	(1,421)	(129)	(1,306)	(3,536)	(9,870)
Recoveries	13	60	0	585	4	117	54	435	1,599	2,867
Ending balance	$2,199	$14,434	$79	$4,225	$550	$6,678	$839	$1,594	$5,496	$36,094

Ending balance:
Individually evaluated for impairment	$831	$1,227	$0	$403	$0	$0	$0	$0	$0	$2,461
Collectively evaluated for impairment	$1,368	$13,207	$79	$3,822	$550	$6,678	$839	$1,594	$5,496	$33,633

Loans
Ending balance:
Individually evaluated for impairment	$6,263	$33,421	$0	$8,460	$0	$1,744	$0	$0	$0	$49,888
Collectively evaluated for impairment	$71,757	$1,019,498	$8,514	$350,438	$61,750	$706,130	$89,450	$126,406	$390,130	$2,824,073

Note 6 – Other Real Estate Owned

Activity for other real estate owned was as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
(in thousands)	2016	2015	2016	2015
Beginning balance of other real estate owned	$37,740	$36,698	$40,674	$36,776
New assets acquired	1,008	3,725	4,300	9,986
Capitalized costs	0	0	0	85
Fair value adjustments	(408)	(784)	(632)	(1,146)
Sale of assets	(675)	(4,985)	(6,677)	(11,047)
Ending balance of other real estate owned	$37,665	$34,654	$37,665	$34,654

Carrying costs and fair value adjustments associated with foreclosed properties for the three months ended September 30, 2016 and 2015 were $0.9 million and $1.3 million, respectively.  Carrying costs and fair value adjustments associated with foreclosed properties for the nine months ended September 30, 2016 and 2015 were $1.9 million and $2.5 million.

The major classifications of foreclosed properties are shown in the following table:

(in thousands)	September 30 2016	December 31 2015
1-4 family	$6,793	$7,493
Agricultural/farmland	93	116
Construction/land development/other	21,372	22,570
Multifamily	270	833
Non-farm/non-residential	9,137	9,662
Total foreclosed properties	$37,665	$40,674

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

We monitor collateral levels on a continuous basis and maintain records of each transaction specifically describing the applicable security and the counterparty’s fractional interest in that security, and we segregate the security from its general assets in accordance with regulations governing custodial holdings of securities.  The primary risk with our repurchase agreements is market risk associated with the securities securing the transactions, as we may be required to provide additional collateral based on fair value changes of the underlying securities.  Securities pledged as collateral under repurchase agreements are maintained with our safekeeping agents.  The carrying value of investment securities available-for-sale pledged as collateral under repurchase agreements totaled $302.6 million and $288.1 million at September 30, 2016 and December 31, 2015, respectively.

The remaining contractual maturity of the securities sold under agreements to repurchase by class of collateral pledged included in the accompanying consolidated balance sheets as of September 30, 2016 and December 31, 2015 is presented in the following tables:

	September 30, 2016
	Remaining Contractual Maturity of the Agreements
(in thousands)	Overnight and Continuous	Up to 30 days	30-90 days	Greater Than 90 days	Total
Repurchase agreements and repurchase-to-maturity transactions:
U.S. Treasury and government agencies	$21,892	$30,072	$261	$52,930	$105,155
State and political subdivisions	56,895	5,008	2,255	5,955	70,113
U.S. government sponsored agency mortgage-backed securities	27,992	28,920	204	29,911	87,027
Total	$106,779	$64,000	$2,720	$88,796	$262,295

	December 31, 2015
	Remaining Contractual Maturity of the Agreements
(in thousands)	Overnight and Continuous	Up to 30 days	30-90 days	Greater Than 90 days	Total
Repurchase agreements and repurchase-to-maturity transactions:
U.S. Treasury and government agencies	$19,184	$0	$10,401	$48,695	$78,280
State and political subdivisions	58,676	494	1,656	9,159	69,985
U.S. government sponsored agency mortgage-backed securities	27,810	6	12,278	62,866	102,960
Total	$105,670	$500	$24,335	$120,720	$251,225

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

Recurring Measurements

The following tables present the fair value measurements of assets recognized in the accompanying balance sheets measured at fair value on a recurring basis as of September 30, 2016 and December 31, 2015 and indicate the level within the fair value hierarchy of the valuation techniques.

		Fair Value Measurements at September 30, 2016 Using
(in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets measured – recurring basis
Available-for-sale securities:
U.S. Treasury and government agencies	$245,111	$44,981	$200,130	$0
State and political subdivisions	133,175	0	133,175	0
U.S. government sponsored agency mortgage-backed securities	227,771	0	227,771	0
CRA investment funds	25,144	25,144	0	0
Mortgage servicing rights	2,964	0	0	2,964

		Fair Value Measurements at December 31, 2015 Using
(in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets measured – recurring basis
Available-for-sale securities:
U.S. Treasury and government agencies	$239,394	$44,702	$194,692	$0
State and political subdivisions	129,215	0	129,215	0
U.S. government sponsored agency mortgage-backed securities	201,576	0	201,576	0
CRA investment funds	24,751	24,751	0	0
Mortgage servicing rights	3,236	0	0	3,236

Following is a description of the valuation methodologies and inputs used for assets measured at fair value on a recurring basis and recognized in the accompanying balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy.  These valuation methodologies were applied to all of CTBI’s financial assets carried at fair value.  CTBI had no liabilities measured and recorded at fair value as of September 30, 2016 and December 31, 2015.  There have been no significant changes in the valuation techniques during the quarter or nine months ended September 30, 2016.  For assets classified within Level 3 of the fair value hierarchy, the process used to develop the reported fair value is described below.

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

In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy.  Fair value determinations for Level 3 measurements are estimated on a quarterly basis where assumptions used are reviewed to ensure the estimated fair value complies with accounting standards generally accepted in the United States.  As of September 30, 2016 and December 31, 2015, CTBI did not own any securities valued using Level 3 inputs.

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

Transfers between Levels

There were no transfers between Levels 1, 2, and 3 as of September 30, 2016.

Level 3 Reconciliation

Following is a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the accompanying balance sheet using significant unobservable (Level 3) inputs for the three and nine months ended September 30, 2016 and 2015:

Mortgage Servicing Rights
	Three Months Ended		Nine Months Ended
	September 30		September 30
(in thousands)	2016	2015	2016	2015
Beginning balance	$2,797	$3,235	$3,236	$2,968
Total recognized gains (losses)
Included in net income	118	(228)	(422)	(37)
Issues	167	146	388	443
Settlements	(118)	(123)	(238)	(344)
Ending balance	$2,964	$3,030	$2,964	$3,030

Total gains (losses) for the period included in net income attributable to the change in unrealized gains or losses related to assets still held at the reporting date	$118	$(228)	$(422)	$(37)

Realized and unrealized gains and losses for items reflected in the tables above are included in net income in the consolidated statements of income as follows:

Noninterest Income
	Three Months Ended		Nine Months Ended
	September 30		September 30
(in thousands)	2016	2015	2016	2015
Total gains (losses)	$0	$(351)	$(660)	$(381)

Nonrecurring Measurements

The following tables present the fair value measurements of assets recognized in the accompanying balance sheets measured at fair value on a nonrecurring basis as of September 30, 2016 and December 31, 2015 and indicate the level within the fair value hierarchy of the valuation techniques.

		Fair Value Measurements at September 30, 2016 Using
(in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets measured – nonrecurring basis
Impaired loans (collateral dependent)	$4,824	$0	$0	$4,824
Other real estate/assets owned	2,687	0	0	2,687

		Fair Value Measurements at December 31, 2015 Using
(in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets measured – nonrecurring basis
Impaired loans (collateral dependent)	$3,192	$0	$0	$3,192
Other real estate/assets owned	6,798	0	0	6,798

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

Loans considered impaired under ASC 310-35, Impairment of a Loan, are loans for which, based on current information and events, it is probable that the creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement.  Impaired loans are subject to nonrecurring fair value adjustments to reflect subsequent (i) partial write-downs that are based on the observable market price or current appraised value of the collateral or (ii) the full charge-off of the loan carrying value.  Quarter-to-date fair value adjustments on impaired loans disclosed above were $0.3 million, $1.0 million, and $0.3 million for the quarters ended September 30, 2016, December 31, 2015, and September 30, 2015, respectively.  Year-to-date adjustments were $0.6 million for the nine months ended September 30, 2016, $1.8 million for the year ended December 31, 2015, and $0.9 million for the nine months ended September 30, 2015.

Other Real Estate Owned

In accordance with the provisions of ASC 360, Property, Plant, and Equipment, other real estate owned (OREO) is carried at the lower of fair value at acquisition date or current estimated fair value, less estimated cost to sell when the real estate is acquired.  Estimated fair value of OREO is based on appraisals or evaluations.  OREO is classified within Level 3 of the fair value hierarchy.  Long-lived assets are subject to nonrecurring fair value adjustments to reflect subsequent partial write-downs that are based on the observable market price or current appraised value of the collateral.  Quarter-to-date fair value adjustments on other real estate/assets owned were $0.4 million, $0.5 million, and $0.8 million for the quarters ended September 30, 2016, December 31, 2015, and September 30, 2015, respectively.  Year-to-date adjustments were $0.6 million for the nine months ended September 30, 2016, $1.7 million for the year ended December 31, 2015, and $1.1 million for the nine months ended September 30, 2015.

Our policy for determining the frequency of periodic reviews is based upon consideration of the specific properties and the known or perceived market fluctuations in a particular market and is typically between 12 and 18 months but generally not more than 24 months.  Appraisers are selected from the list of approved appraisers maintained by management.

Unobservable (Level 3) Inputs

The following tables present quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements at September 30, 2016 and December 31, 2015.

(in thousands)	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at September 30, 2016	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Mortgage servicing rights	$2,964	Discount cash flows, computer pricing model	Constant prepayment rate	6.1% - 26.2% (12.1%)
			Probability of default	0.0% - 100.0% (2.6%)
			Discount rate	10.0% - 11.0% (10.1%)

Impaired loans (collateral-dependent)	$4,824	Market comparable properties	Marketability discount	0.0% - 82.5% (25.7%)

Other real estate/assets owned	$2,687	Market comparable properties	Comparability adjustments	10.0% - 100.0% (18.1%)

(in thousands)	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at December 31, 2015	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Mortgage servicing rights	$3,236	Discount cash flows, computer pricing model	Constant prepayment rate	6.1% - 22.4% (10.0%)
			Probability of default	0.0% - 100.0% (2.6%)
			Discount rate	10.0% - 11.5% (10.1%)

Impaired loans (collateral-dependent)	$3,192	Market comparable properties	Marketability discount	0.0% - 76.7% (26.8%)

Other real estate/assets owned	$6,798	Market comparable properties	Comparability adjustments	5.0% - 51.8% (11.7%)

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

Fair Value of Financial Instruments

The following table presents estimated fair value of CTBI’s financial instruments as of September 30, 2016 and indicates the level within the fair value hierarchy of the valuation techniques.

		Fair Value Measurements at September 30, 2016 Using
(in thousands)	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$121,178	$121,178	$0	$0
Certificates of deposit in other banks	980	0	983	0
Securities available-for-sale	631,201	70,125	561,076	0
Securities held-to-maturity	1,181	0	1,182	0
Loans held for sale	2,075	2,119	0	0
Loans, net	2,895,498	0	0	2,897,616
Federal Home Loan Bank stock	17,927	0	17,927	0
Federal Reserve Bank stock	4,887	0	4,887	0
Accrued interest receivable	11,912	0	11,912	0
Mortgage servicing rights	2,964	0	0	2,964

Financial liabilities:
Deposits	$3,053,985	$763,187	$2,299,370	$0
Repurchase agreements	262,295	0	0	262,208
Federal funds purchased	6,798	0	6,798	0
Advances from Federal Home Loan Bank	971	0	1,044	0
Long-term debt	61,341	0	0	49,073
Accrued interest payable	2,245	0	2,245	0

Unrecognized financial instruments:
Letters of credit	$0	$0	$0	$0
Commitments to extend credit	0	0	0	0
Forward sale commitments	0	0	0	0

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

Note 9 – Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 30		September 30
(in thousands except per share data)	2016	2015	2016	2015
Numerator:
Net income	$12,312	$11,222	$35,480	$34,562

Denominator:
Basic earnings per share:
Weighted average shares	17,554	17,440	17,532	17,420
Diluted earnings per share:
Effect of dilutive stock options and restricted stock grants	15	51	16	52
Adjusted weighted average shares	17,569	17,491	17,548	17,472

Earnings per share:
Basic earnings per share	$0.70	$0.64	$2.02	$1.98
Diluted earnings per share	0.70	0.64	2.02	1.98

There were no options to purchase common shares that were excluded from the diluted calculations above for the three months ended September 30, 2016, but options to purchase 15,730 common shares at a weighted average price of $35.409 were excluded for the nine months ended September 30, 2016, because the exercise prices on the options were greater than the average market price for the period.  In addition to in-the-money stock options, unvested restricted stock grants were also used in the calculation of diluted earnings per share based on the treasury method.  There were no options to purchase common shares that were excluded from the diluted calculations above for the three and nine months ended September 30, 2015.

Note 10 – Accumulated Other Comprehensive Income

Unrealized gains (losses) on AFS securities

Amounts reclassified from accumulated other comprehensive income (AOCI) and the affected line items in the statements of income during the three and nine months ended September 30, 2016 and 2015 were:

	Amounts Reclassified from AOCI
(in thousands)	Three Months Ended September 30		Nine Months Ended September 30
	2016	2015	2016	2015
Affected line item in the statements of income
Securities gains	$458	$12	$522	$142
Tax expense	160	4	183	50
Total reclassifications out of AOCI	$298	$8	$339	$92

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

❖ Capital Resources

❖ Impact of Inflation, Changing Prices, and Economic Conditions

❖ Stock Repurchase Program

❖ Critical Accounting Policies and Estimates

Our Business

Community Trust Bancorp, Inc. (“CTBI”) is a bank holding company headquartered in Pikeville, Kentucky.  Currently, we own one commercial bank, Community Trust Bank, Inc. (“CTB”) and one trust company, Community Trust and Investment Company, Inc.  Through our subsidiaries, we have eighty banking locations in eastern, northeastern, central, and south central Kentucky, southern West Virginia, and northeastern Tennessee, four trust offices across Kentucky, and one trust office in northeastern Tennessee.  At September 30, 2016, we had total consolidated assets of $3.9 billion and total consolidated deposits, including repurchase agreements, of $3.3 billion.  Total shareholders’ equity at September 30, 2016 was $500.1 million.  Trust assets under management, which are excluded from CTBI’s total consolidated assets, at September 30, 2016, were $2.1 billion, including CTB’s investment portfolio totaling $0.6 billion.

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

Results of Operations and Financial Condition

For the quarter ended September 30, 2016, we reported earnings of $12.3 million, or $0.70 per basic share, compared to $11.2 million, or $0.64 per basic share, earned during the third quarter 2015 and $11.6 million, or $0.66 per basic share, earned during the second quarter 2016.  Earnings for the nine months ended September 30, 2016 were $35.5 million, or $2.02 per basic share, compared to $34.6 million, or $1.98 per basic share earned for the nine months ended September 30, 2015.

Quarterly Highlights

❖	Our loan portfolio increased $57.3 million from December 31, 2015 but decreased $0.1 million during the quarter.

❖	Our investment portfolio increased $35.8 million from December 31, 2015 and $51.6 million during the quarter.

❖	Deposits, including repurchase agreements, increased $84.3 million from December 31, 2015 and $13.0 million during the quarter.

❖
Nonperforming loans at $28.3 million decreased $0.3 million from December 31, 2015 but increased $3.6 million from June 30, 2016.  Nonperforming assets at $66.1 million decreased $3.4 million from December 31, 2015 but increased $3.5 million from June 30, 2016.

❖
Net loan charge-offs for the quarter ended September 30, 2016 were $2.1 million, or 0.28% of average loans annualized, compared to $2.2 million, or 0.31%, experienced for the third quarter 2015 and $2.5 million, or 0.35%, for the second quarter 2016.

Income Statement Review

(dollars in thousands)			Change 2016 vs. 2015
Nine Months Ended September 30	2016	2015	Amount	Percent
Net interest income	$99,610	$99,052	$558	0.6%
Provision for loan losses	5,829	6,740	(911)	(13.5)
Noninterest income	35,926	34,999	927	2.7
Noninterest expense	80,121	79,665	456	0.6
Income taxes	14,106	13,084	1,022	7.8
Net income	$35,480	$34,562	$918	2.7%

Average earning assets	$3,640,043	$3,506,303	$133,740	3.8%

Yield on average earnings assets	4.08%	4.17%	(0.09)%	(2.1)%
Cost of interest bearing funds	0.51%	0.45%	0.06%	12.2%

Net interest margin	3.71%	3.84%	(0.13)%	(3.2)%

Net Interest Income

Net interest income for the quarter of $33.2 million was an increase of $0.3 million, or 0.8%, from prior year third quarter and $0.2 million, or 0.5%, from prior quarter as we grew our earning assets.  Our net interest margin decreased 11 basis points and 5 basis points during the respective time periods.  The extended low rate environment continues to have a negative impact on our net interest margin as the yield on average earning assets continued to decline while our cost of funds increased slightly.    Average earning assets increased $140.5 million, or 4.0%, from third quarter 2015 and $29.7 million, or 3.2%, annualized, from prior quarter, while our yield on average earning assets decreased 6 basis points and 4 basis points, respectively, during these time periods.  The cost of interest bearing funds increased 6 basis points from prior year third quarter and 1 basis point from prior quarter.  Our ratio of average loans to deposits, including repurchase agreements, for the quarter ended September 30, 2016 was 88.3% compared to 87.5% for the quarter ended September 30, 2015 and 88.1% for the quarter ended June 30, 2016.  Net interest income for the nine months ended September 30, 2016 of $99.6 million was an increase of $0.6 million, or 0.6%, over the first nine months of 2015, although we experienced a 13 basis point decline in our net interest margin.

Provision for Loan Losses

The provision for loan losses that was added to the allowance for the third quarter 2016 was $2.2 million compared to $2.5 million for the quarter ended September 30, 2015 and $1.9 million for the quarter ended June 30, 2016.  This provision represented a charge against current earnings in order to maintain the allowance at an appropriate level determined using the accounting estimates described in the Critical Accounting Policies and Estimates section.  Our reserve coverage (allowance for loan and lease loss reserve to nonperforming loans) at September 30, 2016 was 126.5% compared to 108.6% at September 30, 2015 and 144.6% at June 30, 2016.  Our loan loss reserve as a percentage of total loans outstanding at September 30, 2016 remained at 1.22% compared to prior quarter, down from the 1.26% at September 30, 2015.

Noninterest Income

Noninterest income for the quarter ended September 30, 2016 of $13.2 million was an increase of $1.2 million, or 9.6%, from prior year same quarter and $1.4 million, or 12.0%, from prior quarter.  The increase for the quarter was primarily due to increases in gains on sales of loans, deposit service charges, trust revenue, loan related fees, and securities gains.  Loan related fees were affected by fluctuations in the fair value adjustments of our mortgage servicing rights with an increase of $0.4 million from the same quarter last year and an increase of $0.2 million quarter over quarter.  Noninterest income for the nine months ended September 30, 2016 of $35.9 million was an increase of $0.9 million, or 2.7%, from the first nine months of 2015.  The year-to-date increase in noninterest income was primarily due to a $0.7 million increase in deposit services charges, a $0.2 million increase in trust revenue, and a $0.4 million increase in securities gains, partially offset by declines in gains on sales of loans ($0.2 million) and loan related fees ($0.1 million).  Loan related fees decreased year-to-date as a result of the $0.2 million decline in the fair value of mortgage servicing rights.

Noninterest Expense

Noninterest expense for the quarter ended September 30, 2016 of $26.7 million was a decrease of $0.8 million, or 3.1%, from prior year third quarter and $0.5 million, or 1.9%, from prior quarter.  The decrease in noninterest expense from prior year same quarter was primarily due to decreases in FDIC insurance premiums, net other real estate owned expense, and operating losses, partially offset by an increase in personnel expense.  The decrease from prior quarter in FDIC insurance premiums and operating losses was combined with a decrease in personnel expense, but was partially offset by an increase in our net other real estate owned expense.  The fluctuation in our personnel expense is a result of changes in our group medical insurance expense caused by differences in our claims paid experience as a self-insured employer.  Noninterest expense for the nine months ended September 30, 2016 of $80.1 million was an increase of $0.5 million, or 0.6%, compared to the first nine months of 2015, primarily due to the $1.4 million increase in personnel expense which included a $0.8 million increase in salaries, a $1.1 million increase in the cost of group medical and life insurance, and a $0.4 million decrease in bonuses.  The increase in personnel expense was partially offset by declines in data processing expense ($0.5 million) and net other real estate owned expense ($0.6 million).

Balance Sheet Review

CTBI’s total assets at $3.9 billion increased $26.3 million, or an annualized 0.9%, from December 31, 2015 and $34.9 million, or an annualized 3.6%, during the quarter.  Loans outstanding at September 30, 2016 were $2.9 billion, increasing $57.3 million, or an annualized 2.7%, from December 31, 2015 but decreasing $0.1 million during the quarter.  We experienced a decline during the quarter of $9.5 million in the commercial loan portfolio and $5.7 million in the residential loan portfolio, offset by increases of $12.6 million in the indirect loan portfolio, and $2.5 million in the consumer direct loan portfolio.  CTBI’s investment portfolio increased $35.8 million, or an annualized 8.0%, from December 31, 2015 and $51.6 million, or an annualized 35.3%, during the quarter.  Excess cash on deposit at the Federal Reserve was redeployed into short term investments offering higher yields while maintaining the short duration position of our investment portfolio.  Deposits, including repurchase agreements, at $3.3 billion increased $84.3 million, or an annualized 3.5%, from December 31, 2015 and $13.0 million, or an annualized 1.6%, from prior quarter.

Shareholders’ equity at September 30, 2016 was $500.1 million compared to $475.6 million at December 31, 2015 and $493.6 million at June 30, 2016.  Our tangible common equity/tangible assets ratio increased to 11.24%.

Loans

(in thousands)	September 30, 2016
Loan Category	Balance	Variance from Prior Year-End	YTD Net Charge-Offs	Nonperforming	ALLL
Commercial:
Construction	$68,275	(12.5)%	$68	$2,240	$1,430
Secured by real estate	1,083,640	2.9	1,378	12,329	14,782
Equipment lease financing	6,242	(26.7)	0	0	66
Commercial other	354,984	(1.1)	1,296	1,791	4,085
Total commercial	1,513,141	1.0	2,742	16,360	20,363

Residential:
Real estate construction	55,412	(10.3)	185	489	509
Real estate mortgage	706,028	(0.3)	774	10,294	6,344
Home equity	89,467	0.0	14	727	824
Total residential	850,907	(1.0)	973	11,510	7,677

Consumer:
Consumer direct	131,815	4.3	552	109	1,711
Consumer indirect	435,436	11.6	1,855	317	6,050
Total consumer	567,251	9.8	2,407	426	7,761

Total loans	$2,931,299	2.0%	$6,122	$28,296	$35,801

Asset Quality

CTBI’s total nonperforming loans were $28.3 million at September 30, 2016, a 1.1% decrease from the $28.6 million at December 31, 2015 but a 14.6% increase from the $24.7 million at June 30, 2016.  Loans 90+ days past due increased $3.3 million during the quarter while nonaccrual loans increased $0.4 million.  Loans 30-89 days past due on accrual status at $19.8 million was an increase of $0.8 million from June 30, 2016.  Our loan portfolio management processes focus on the immediate identification, management, and resolution of problem loans to maximize recovery and minimize loss.   Our loan risk management processes include weekly delinquent loan review meetings at the market levels and monthly delinquent loan review meetings involving senior corporate management to review all nonaccrual loans and loans 30 days or more past due.  Any activity regarding a criticized/classified loan (i.e. problem loan) must be approved by CTB’s Watch List Asset Committee (i.e. Problem Loan Committee).  CTB’s Watch List Asset Committee also meets on a quarterly basis and reviews every criticized/classified loan of $100,000 or greater.  We also have a Loan Review Department that reviews every market within CTB annually and performs extensive testing of the loan portfolio to assure the accuracy of loan grades and classifications for delinquency, troubled debt restructuring, impaired status, impairment, nonaccrual status, and adequate loan loss reserves.

Impaired loans, loans not expected to meet contractual principal and interest payments other than insignificant delays, at September 30, 2016 totaled $55.0 million, a $5.1 million increase from the $49.9 million at December 31, 2015 and $1.7 million from the $53.3 million at June 30, 2016.  While nonperforming loans and impaired loans increased during the quarter, the increase was primarily in loans 90+ days past due and still accruing.  These loans are considered to be well secured and in the process of collection.  Management analyzes all loans that are 90+ days past due or otherwise impaired to determine the amount of impairment that should be recognized.  During the quarter, the amount of impairment recognized decreased by $0.2 million.  At September 30, 2016, CTBI had $35.8 million in commercial loans secured by real estate, $5.9 million in commercial real estate construction loans, $11.8 million in commercial other loans, and $1.5 million in real estate mortgage loans that were modified in troubled debt restructurings and impaired.  Management evaluates all impaired loans for the amount of impairment, if any, and records a direct charge-off or provides specific reserves when necessary.

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

Net loan charge-offs for the quarter ended September 30, 2016 were $2.1 million, or 0.28% of average loans annualized, compared to $2.2 million, or 0.31%, experienced for the third quarter 2015 and $2.5 million, or 0.35%, for the second quarter 2016.  Of the net charge-offs for the quarter, $0.8 million were in commercial loans, $0.8 million were in indirect auto loans, $0.4 million were in residential real estate mortgage loans, and $0.1 million were in consumer direct loans.  Net loan charge-offs for the nine months ended September 30, 2016 were $6.1 million, or 0.28% of average loans, compared to $5.6 million, or 0.27% of average loans, experienced for the nine months ended September 30, 2015.

Our level of foreclosed properties at $37.7 million at September 30, 2016 was a $3.0 million decrease from the $40.7 million at December 31, 2015 but was relatively flat to June 30, 2016.  Sales of foreclosed properties for the nine months ended September 30, 2016 totaled $6.7 million while new foreclosed properties totaled $4.3 million.  At September 30, 2016, the book value of properties under contracts to sell was $4.7 million; however, the closings had not occurred at quarter-end.

When foreclosed properties are acquired, appraisals are obtained and the properties are booked at the current market value less expected sales costs.  Additionally, periodic updated appraisals are obtained on unsold foreclosed properties.  When an updated appraisal reflects a market value below the current book value, a charge is booked to current earnings to reduce the property to its new market value less expected sales costs.   Charges to earnings in the third quarter 2016 to reflect the decrease in current market values of foreclosed properties totaled $0.4 million.  There were forty-four properties reappraised during the third quarter 2016.  Of these, thirty properties were written down by a total of $0.4 million.  Charges during the quarters ended September 30, 2015 and June 30, 2016 were $0.8 million and $0.1 million, respectively.  Our policy for determining the frequency of periodic reviews is based upon consideration of the specific properties and the known or perceived market fluctuations in a particular market and is typically between 12 and 18 months but generally not more than 24 months.  Approximately sixty-one percent of our OREO properties have been reappraised within the past 12 months.  Management anticipates that our foreclosed properties will remain elevated as we work through current market conditions.

The appraisal aging analysis of foreclosed properties, as well as the holding period, at September 30, 2016 is shown below:

(in thousands)
Appraisal Aging Analysis		Holding Period Analysis
Days Since Last Appraisal	Current Book Value	Holding Period	Current Book Value
Up to 3 months	$3,920	Less than one year	$10,997
3 to 6 months	1,749	1 to 2 years	5,582
6 to 9 months	3,573	2 to 3 years	2,342
9 to 12 months	13,708	3 to 4 years	736
12 to 24 months	14,675	4 to 5 years	2,555
Over 24 months	40	Over 5 years*	15,453
Total	$37,665	Total	$37,665

*Regulatory approval is required and has been obtained to hold these properties beyond the initial period of 5 years.  Additional approval may be required to continue to hold these properties should they not be liquidated during the extension period, which is typically one year.

Dividends

The following schedule shows the quarterly cash dividends paid for the past six quarters:

Pay Date	Record Date	Amount Per Share
October 1, 2016	September 15, 2016	$0.320
July 1, 2016	June 15, 2016	$0.310
April 1, 2016	March 15, 2016	$0.310
January 1, 2016	December 15, 2015	$0.310
October 1, 2015	September 15, 2015	$0.310
July 1, 2015	June 15, 2015	$0.300

Liquidity and Market Risk

The objective of CTBI’s Asset/Liability management function is to maintain consistent growth in net interest income within our policy limits. This objective is accomplished through management of our consolidated balance sheet composition, liquidity, and interest rate risk exposures arising from changing economic conditions, interest rates, and customer preferences. The goal of liquidity management is to provide adequate funds to meet changes in loan and lease demand or deposit withdrawals. This is accomplished by maintaining liquid assets in the form of cash and cash equivalents and investment securities, sufficient unused borrowing capacity, and growth in core deposits. As of September 30, 2016, we had approximately $121.2 million in cash and cash equivalents and approximately $631.2 million in securities valued at estimated fair value designated as available-for-sale and available to meet liquidity needs on a continuing basis compared to $187.6 million and $594.9 million at December 31, 2015.  Additional asset-driven liquidity is provided by the remainder of the securities portfolio and the repayment of loans.  In addition to core deposit funding, we also have a variety of other short-term and long-term funding sources available.  We also rely on Federal Home Loan Bank advances for both liquidity and management of our asset/liability position.  Federal Home Loan Bank advances were $1.0 million at September 30, 2016 compared to $101.1 million at December 31, 2015.  As of September 30, 2016, we had a $292.0 million available borrowing position with the Federal Home Loan Bank compared to $218.3 million at December 31, 2015.  We generally rely upon net inflows of cash from financing activities, supplemented by net inflows of cash from operating activities, to provide cash for our investing activities.  As is typical of many financial institutions, significant financing activities include deposit gathering, use of short-term borrowing facilities such as repurchase agreements and federal funds purchased, and issuance of long-term debt.  At September 30, 2016 we had $57 million in lines of credit with various correspondent banks available to meet any future cash needs compared to $44 million at December 31, 2015.  Our primary investing activities include purchases of securities and loan originations.  We do not rely on any one source of liquidity and manage availability in response to changing consolidated balance sheet needs.  Included in our cash and cash equivalents at September 30, 2016 were federal funds sold of $5.2 million compared to $0.8 million at December 31, 2015, and deposits with the Federal Reserve were $64.5 million compared to $130.6 million at December 31, 2015.  Additionally, we project cash flows from our investment portfolio to generate additional liquidity over the next 90 days.

The investment portfolio consists of investment grade short-term issues suitable for bank investments.  The majority of the investment portfolio is in U.S. government and government sponsored agency issuances.  At September 30, 2016, available-for-sale (“AFS”) securities comprised approximately 99.8% of the total investment portfolio, and the AFS portfolio was approximately 126% of equity capital.  Eighty-six percent of the pledge eligible portfolio was pledged.

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

Capital Resources

Shareholders’ equity was $500.1 million at September 30, 2016 and $475.6 million at December 31, 2015.  CTBI’s annualized dividend yield to shareholders as of September 30, 2016 was 3.45%.  Our primary source of capital growth is the retention of earnings.  Cash dividends were $0.94 per share and $0.91 per share for the nine months ended September 30, 2016 and 2015, respectively.  We retained 53.5% of our earnings for the first nine months of 2016 compared to 54.0% for the first nine months of 2015.

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

As of September 30, 2016, following implementation of the new rules, CTBI had a common equity Tier 1 capital ratio of 14.97%, a Tier 1 capital ratio of 17.05%, a total capital ratio of 18.30%, and a Tier 1 leverage ratio of 12.69%, all above the required levels to be considered “well-capitalized.”  Our capital conservation buffer at September 30, 2016 was 10.30%.

As of September 30, 2016, we are not aware of any current recommendations by banking regulatory authorities which, if they were to be implemented, would have, or are reasonably likely to have, a material adverse impact on our liquidity, capital resources, or operations.

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

Beginning in 2008, the U.S. economy faced a severe economic crisis including a major recession from which it is slowly recovering.  Commerce and business growth across a wide range of industries and regions in the U.S. remains reduced and local governments and many businesses continue to experience financial difficulty.  While reflecting some improvement in many parts of the country and in parts of our own service area, unemployment levels remain elevated.  There can be no assurance that these conditions will continue to improve and these conditions could worsen.  Regionally, recent economic conditions in the coal industry could result in additional unemployment in the markets we serve where coal is a major contributor to the economy.  In addition, future federal budget negotiations, the implementation of the Patient Protection and Affordable Care Act, the level of U.S. debt, the Federal Open Market Committee’s plan for economic easing, and volatility in oil prices may have a destabilizing effect on financial markets or a negative effect on the economy.

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

Income Taxes – Income tax expense is based on the taxes due on the consolidated tax return plus deferred taxes based on the expected future tax benefits and consequences of temporary differences between carrying amounts and tax bases of assets and liabilities, using enacted tax rates.  Any interest and penalties incurred in connection with income taxes are recorded as a component of income tax expense in the consolidated financial statements.  During the nine months ended September 30, 2016 and 2015, CTBI has not recognized a significant amount of interest expense or penalties in connection with income taxes.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Interest rate risk management focuses on maintaining consistent growth in net interest income within Board-approved policy limits.  CTBI uses an earnings simulation model to analyze net interest income sensitivity to movements in interest rates.  Given a 200 basis point increase to the yield curve used in the simulation model, it is estimated net interest income for CTBI would increase by 2.78 percent over one year and increase by 4.52 percent over two years.  A 25 basis point decrease in the yield curve would decrease net interest income by an estimated 0.22 percent over one year and decrease by 0.01 percent over two years.  For further discussion of CTBI’s market risk, see the Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Market Risk included in the annual report on Form 10-K for the year ended December 31, 2015.

Item 4.  Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

CTBI’s management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934.  As of the end of the period covered by this report, an evaluation was carried out by CTBI’s management, with the participation of our Chief Executive Officer and the Executive Vice President, Chief Financial Officer, and Treasurer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, management concluded that disclosure controls and procedures as of September 30, 2016 were effective in ensuring material information required to be disclosed in this quarterly report on Form 10-Q was recorded, processed, summarized, and reported on a timely basis.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in CTBI’s internal control over financial reporting that occurred during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, CTBI’s internal control over financial reporting.

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

COMMUNITY TRUST BANCORP, INC.

Date: November 8, 2016	By:	/s/ Jean R. Hale
Jean R. Hale
Chairman, President, and Chief Executive Officer

/s/ Kevin J. Stumbo
Kevin J. Stumbo
Executive Vice President, Chief Financial Officer, and Treasurer