Form 10-K
period 2016-12-31
COMMUNITY TRUST BANCORP INC /KY/
filed 2017-03-15
CIK 350852

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
For the fiscal year ended December 31, 2016
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

Based upon the closing price of the Common Shares of the Registrant on the NASDAQ-Stock Market LLC – Global Select Market, the aggregate market value of voting stock held by non-affiliates of the Registrant as of June 30, 2016 was $578.0 million.  For the purpose of the foregoing calculation only, all directors and executive officers of the Registrant have been deemed affiliates.  The number of shares outstanding of the Registrant’s Common Stock as of February 28, 2017 was 17,660,868.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Form 10-K incorporates by reference certain information from Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on April 25, 2017.

TABLE OF CONTENTS

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS

PART I

Item 1. Business

Item 1A. Risk Factors

Item 1B. Unresolved Staff Comments

Selected Statistical Information

Item 2. Properties

Item 3. Legal Proceedings

Item 4. Mine Safety Disclosures

PART II

Item 5. Market for the Registrant’s Common Equity, Related Shareholder Matters, and Issuer Purchases of Equity Securities

Item 6. Selected Financial Data 2012-2016

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

PART I

Item 1.  Business

Community Trust Bancorp, Inc. (“CTBI”) is a bank holding company registered with the Board of Governors of the Federal Reserve System pursuant to Section 5(a) of the Bank Holding Company Act of 1956, as amended.  CTBI was incorporated August 12, 1980, under the laws of the Commonwealth of Kentucky for the purpose of becoming a bank holding company.  Currently, CTBI owns all the capital stock of one commercial bank and one trust company, serving small and mid-sized communities in eastern, northeastern, central, and south central Kentucky, southern West Virginia, and northeastern Tennessee.  The commercial bank is Community Trust Bank, Inc., Pikeville, Kentucky (“CTB”) and the trust company is Community Trust and Investment Company, Lexington, Kentucky.

At December 31, 2016, CTBI had total consolidated assets of $3.9 billion and total consolidated deposits, including repurchase agreements, of $3.3 billion.  Total shareholders’ equity at December 31, 2016 was $500.6 million.  Trust assets under management at December 31, 2016 were $2.1 billion, including CTB’s investment portfolio totaling $0.6 billion.

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

The United States and global markets, as well as general economic conditions, have been volatile.  Some financial institutions have failed and others have been forced to seek acquisition partners.  Larger financial institutions could strengthen their competitive position as a result of ongoing consolidation within the financial services industry.

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

EMPLOYEES

As of December 31, 2016, CTBI and subsidiaries had 996 full-time equivalent employees.  Our employees are provided with a variety of employee benefits.  A retirement plan, an employee stock ownership plan, group life insurance, major medical insurance, a cafeteria plan, and management and employee incentive compensation plans are available to all eligible personnel.

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

Basel III

On July 2, 2013, the Federal Reserve approved final rules that substantially amend the regulatory risk-based capital rules applicable to CTBI and CTB.  The FDIC subsequently approved these rules.  The final rules implement the “Basel III” regulatory capital reforms and changes required by the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”).

The rules include new risk-based capital and leverage ratios, which are being phased in from 2015 to 2019, and refine the definition of what constitutes “capital” for purposes of calculating those ratios.  The new minimum capital level requirements applicable to CTBI and CTB under the final rules are: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 capital ratio of 6% (increased from 4%); (iii) a total capital ratio of 8% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 4% for all institutions.  The final rules also establish a “capital conservation buffer” above the new regulatory minimum capital requirements, which must consist entirely of common equity Tier 1 capital.  The capital conservation buffer began to be phased in on January 1, 2016 at 0.625% of risk-weighted assets and will increase by 0.625% annually until fully implemented in January 2019.  An institution is subject to limitations on certain activities including payment of dividends, share repurchases, and discretionary bonuses to executive officers if its capital level is below the capital conservation buffer amount.

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

The final rules set forth certain changes for the calculation of risk-weighted assets, which we were required to utilize beginning January 1, 2015.  The standardized approach final rule utilizes an increased number of credit risk exposure categories and risk weights, and also addresses: (i) an alternative standard of creditworthiness consistent with Section 939A of the Dodd-Frank Act; (ii) revisions to recognition of credit risk mitigation; (iii) rules for risk weighting of equity exposures and past due loans; (iv) revised capital treatment for derivatives and repo-style transactions; and (v) disclosure requirements for top-tier banking organizations with $50 billion or more in total assets that are not subject to the “advance approach rules” that apply to banks with greater than $250 billion in consolidated assets.  We currently satisfy the well-capitalized and capital conservation buffer standards, and based on our current capital composition and levels, we anticipate that our capital ratios, on a Basel III basis, will continue to exceed the well-capitalized minimum capital requirements and the capital conservation buffer standards.

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

Beginning in 2008, the U.S. economy faced a severe economic crisis including a major recession from which it is recovering.  Commerce and business growth in certain regions in the U.S. remains reduced and local governments and many businesses continue to experience financial difficulty.  In some areas of the U.S., including certain parts of our service area, unemployment levels remain elevated.  There can be no assurance that these conditions will continue to improve and these conditions could worsen.  In addition, the level of U.S. debt, the Federal Open Market Committee’s plan for economic stabilization, potential volatility in oil prices, potential U.S. tax law modifications, and the repeal of the Patient Protection and Affordable Care Act and the implementation of replacement healthcare legislation may have a destabilizing effect on financial markets or a negative effect on the economy.

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

Our loan portfolio is concentrated primarily in eastern, northeastern, central, and south central Kentucky, southern West Virginia, and northeastern Tennessee.  Our profits depend on providing products and services to clients in these local regions.  While unemployment rates have improved in many areas of the United States, unemployment rates remain elevated in certain markets in which we operate.  Increases in unemployment, decreases in real estate values, or increases in interest rates could weaken the local economies in which we operate.  These economic indicators typically affect certain industries, such as real estate and financial services, more significantly.  High levels of unemployment and depressed real estate asset values in certain of the markets we serve would likely prolong the economic recovery period in our market area.  Also, our growth within certain of our markets may be adversely affected by the lack of population growth in such markets in recent years.  Weakness in our market area could depress our earnings and consequently our financial condition because:
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

The rules include new risk-based capital and leverage ratios, which are being phased in from 2015 to 2019, and refine the definition of what constitutes “capital” for purposes of calculating those ratios.  The new minimum capital level requirements applicable to CTBI and CTB under the final rules are: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 capital ratio of 6% (increased from 4%); (iii) a total capital ratio of 8% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 4% for all institutions.  The final rules also establish a “capital conservation buffer” above the new regulatory minimum capital requirements, which must consist entirely of common equity Tier 1 capital.  The capital conservation buffer began to be phased in on January 1, 2016 at 0.625% of risk-weighted assets and will increase by 0.625% annually until fully implemented in January 2019.  An institution is subject to limitations on certain activities including payment of dividends, share repurchases, and discretionary bonuses to executive officers if its capital level is below the capital conservation buffer amount.

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

The final rules set forth certain changes for the calculation of risk-weighted assets, which we were required to utilize beginning January 1, 2015.  The standardized approach final rule utilizes an increased number of credit risk exposure categories and risk weights, and also addresses: (i) an alternative standard of creditworthiness consistent with Section 939A of the Dodd-Frank Act; (ii) revisions to recognition of credit risk mitigation; (iii) rules for risk weighting of equity exposures and past due loans; (iv) revised capital treatment for derivatives and repo-style transactions; and (v) disclosure requirements for top-tier banking organizations with $50 billion or more in total assets that are not subject to the “advance approach rules” that apply to banks with greater than $250 billion in consolidated assets.  We currently satisfy the well-capitalized and capital conservation buffer standards, and based on our current capital composition and levels, we anticipate that our capital ratios, on a Basel III basis, will continue to exceed the well-capitalized minimum capital requirements and capital conservation buffer standards.

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

In recent years, federal banking regulators have increased regulatory scrutiny, and additional limitations (including those contained in the Dodd-Frank Act) on financial institutions have been proposed or adopted by regulators and by Congress.  Moreover, banking regulatory agencies have increasingly over the last few years used authority under Section 5 of the Federal Trade Commission Act to take supervisory or enforcement action with respect to alleged unfair or deceptive acts or practices by banks to address practices that may not necessarily fall within the scope of a specific banking or consumer finance law.  The banking industry is highly regulated and changes in federal and state banking regulations as well as policies and administration guidelines may affect our practices, growth prospects, and earnings.  In particular, there is no assurance that governmental actions designed to stabilize the economy and banking system will not adversely affect the financial position or results of operations of CTBI.

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

On February 3, 2017, President Trump issued an executive order directing the Secretary of the Treasury to consult with the heads of members agencies of the Financial Stability Oversight Council and identify federal regulations that inhibit certain core principles, including making regulation efficient, effective and appropriately tailored.  While this process may lead to the revision or easing of some regulations applicable to us, there can be no assurance that the regulatory environment for financial institutions will become more favorable.

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

We originate commercial real estate loans, construction and development loans, consumer loans, and residential mortgage loans, primarily within our market area.  Commercial real estate, commercial, and construction and development loans tend to involve larger loan balances to a single borrower or groups of related borrowers and are most susceptible to a risk of loss during a downturn in the business cycle.  These loans also have historically had a greater credit risk than other loans for the following reasons:

•
Commercial Real Estate Loans.  Repayment is dependent on income being generated in amounts sufficient to cover operating expenses and debt service.  As of December 31, 2016, commercial real estate loans, including multi-family loans, comprised approximately 37% of our total loan portfolio.

•
Other Commercial Loans.  Repayment is generally dependent upon the successful operation of the borrower’s business.  In addition, the collateral securing the loans may depreciate over time, be difficult to appraise, be illiquid, or fluctuate in value based on the success of the business.  As of December 31, 2016, other commercial loans comprised approximately 12% of our total loan portfolio.

•
Construction and Development Loans.  The risk of loss is largely dependent on our initial estimate of whether the property’s value at completion equals or exceeds the cost of property construction and the availability of take-out financing.  During the construction phase, a number of factors can result in delays or cost overruns.  If our estimate is inaccurate or if actual construction costs exceed estimates, the value of the property securing our loan may be insufficient to ensure full repayment when completed through a permanent loan, sale of the property, or by seizure of collateral.  As of December 31, 2016, construction and development loans comprised approximately 4% of our total loan portfolio.

Consumer loans may carry a higher degree of repayment risk than residential mortgage loans, particularly when the consumer loan is unsecured.  Repayment of a consumer loan typically depends on the borrower’s financial stability, and it is more likely to be affected adversely by job loss, illness, or personal bankruptcy.  In addition, federal and state bankruptcy, insolvency, and other laws may limit the amount we can recover when a consumer client defaults.  As of December 31, 2016, consumer loans comprised approximately 20% of our total loan portfolio.

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

As of December 31, 2016, approximately 68% of our loan portfolio is secured by real estate, 39% of which is commercial real estate.  High levels of commercial and consumer delinquencies or declines in real estate market values could require increased net charge-offs and increases in the allowance for loan and lease losses, which could have a material adverse effect on our business, financial condition, and results of operations and prospects.

Our level of other real estate owned remains above our historical norm, primarily as a result of foreclosures.  To the extent that we continue to hold a higher level of other real estate owned, related real estate expense will likely remain high.

During the economic downturn which began in 2008, we experienced an increase in nonperforming real estate loans.  As a result, we have experienced, and we continue to experience, an increased level of foreclosed properties.  Foreclosed real estate expense consists of maintenance costs, taxes, valuation adjustments to appraisal values, and gains or losses on disposition.  The amount that we may realize after a default is dependent upon factors outside of our control, including but not limited to: (i) general and local economic conditions; (ii) neighborhood values; (iii) interest rates; (iv) real estate tax rates; (v) operating expenses of the properties; (vi) environmental remediation liabilities; (vii) ability to obtain and maintain occupancy of the properties; (viii) zoning laws; (ix) governmental rules, regulations, and fiscal policies; (x) potential vandalism; and (xi) acts of God.  Expenditures associated with the ownership of real estate, such as real estate taxes, insurance, and maintenance costs, may adversely affect income from the real estate.  The cost of operating real property may exceed the income earned from the property, and we may need to advance funds in order to protect our investment in the property, or we may be required to dispose of the property at a loss.  If our levels of other real estate owned increase or are sustained and local real estate values decline, our foreclosed real estate expense will increase, which would adversely impact our results of operations.

As of December 31, 2016, forty-two percent (based on book value) of our foreclosed properties had been held by us for over five years.  Regulatory approval is required and has been obtained to hold these properties beyond the initial period of five years.  Additional approval may be required to continue to hold these properties in the event they are not liquidated during the extension period, which is typically one year.  While we have previously received regulatory approval to continue to hold foreclosed properties for over five years, to the extent such approval is not obtained in the future with respect to a foreclosed property, we might be forced to liquidate such property at a price less than its appraised value.

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

We face competition both in originating loans and in attracting deposits. Competition in the financial services industry is intense.  We compete for clients by offering excellent service and competitive rates on our loans and deposit products.  The type of institutions we compete with include commercial banks, savings institutions, mortgage banking firms, credit unions, finance companies, mutual funds, insurance companies and brokerage and investment banking firms.  Competition arises from institutions located within and outside our market areas.  As financial services become increasingly dependent on technology, permitting transactions to be conducted by telephone, mobile banking, and the internet, non-bank institutions are able to attract funds and provide lending and other financial services without offices located in our market areas.  As a result of their size and ability to achieve economies of scale, certain of our competitors offer a broader range of products and services than we offer.  With the increased consolidation in the financial industry, larger financial institutions may strengthen their competitive positions.  In addition, to stay competitive in our markets we may need to adjust the interest rates on our products to match the rates offered by our competitors, which could adversely affect our net interest margin.  As a result, our profitability depends upon our continued ability to successfully compete in our market areas while achieving our investment objectives.

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

If the banking regulators or a commenter on our regulatory application raise concerns about any of these criteria at the time a regulatory application is filed, the banking regulators may deny, delay, or condition their approval of a proposed transaction.  As more fully described under “Results of Operations and Financial Condition” in Item 7, the resolution of a Federal Reserve investigation in 2014 has resulted in impediments to CTBI’s merger and acquisition activity for an unspecified period of time.

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

Our stock price has been volatile in the past, and several factors could cause the price to fluctuate substantially in the future.  These factors include:
•	Actual or anticipated variations in earnings;
•	Changes in analysts’ recommendations or projections;
•	CTBI’s announcements of developments related to our businesses;
•	Operating and stock performance of other companies deemed to be peers;
•	New technology used or services offered by traditional and non-traditional competitors;
•	News reports of trends, concerns, and other issues related to the financial services industry; and
•	Additional governmental policies and enforcement of current laws.

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

Information security risks for financial institutions like us have generally increased in recent years in part because of the proliferation of new technologies, the use of the Internet and telecommunications technologies to conduct financial transactions, and the increased sophistication and activities of organized crime, hackers, and other external parties.  Our technologies and systems may become the target of cyber-attacks or other attacks that could result in the misuse or destruction of our or our customers’ confidential, proprietary, or other information or that could result in disruptions to the business operations of us or our customers or other third parties.  Also, our customers, in order to access some of our products and services, may use personal computers, smart mobile phones, tablet PCs, and other devices that are beyond our controls and security systems.  Further, a breach or attack affecting one of our third-party service providers or partners could impact us through no fault of our own.  In addition, because the methods and techniques employed by perpetrators of fraud and others to attack systems and applications change frequently and often are not fully recognized or understood until after they have been launched, we and our third-party service providers and partners may be unable to anticipate certain attack methods in order to implement effective preventative measures.

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

Consolidated Average Balance Sheets and Taxable Equivalent Income/Expense and Yields/Rates

	2016			2015			2014
(in thousands)	Average Balances	Interest	Average Rate	Average Balances	Interest	Average Rate	Average Balances	Interest	Average Rate
Earning assets:
Loans (1)(2)(3)	$2,916,031	$134,455	4.61%	$2,791,871	$131,304	4.70%	$2,642,231	$128,929	4.88%
Loans held for sale	728	101	13.87	1,075	95	8.84	943	74	7.85
Securities:
U.S. Treasury and agencies	445,500	6,669	1.50	446,081	7,425	1.66	474,062	9,302	1.96
Tax exempt state and political subdivisions (3)	99,086	4,182	4.22	101,382	4,162	4.11	95,460	3,963	4.15
Other securities	53,492	1,596	2.98	59,705	1,728	2.89	66,793	2,012	3.01
Federal Reserve Bank and Federal Home Loan Bank stock	22,814	1,011	4.43	22,812	1,010	4.43	23,978	1,136	4.74
Federal funds sold	3,121	19	0.61	3,344	13	0.39	4,007	15	0.37
Interest bearing deposits	108,546	538	0.50	90,106	219	0.24	103,823	248	0.24
Other investments	1,550	17	1.10	6,285	56	0.89	9,307	87	0.93
Investment in unconsolidated subsidiaries	1,846	43	2.33	1,845	35	1.90	1,846	34	1.84
Total earning assets	3,652,714	$148,631	4.07%	3,524,506	$146,047	4.14%	3,422,450	$145,800	4.26%
Allowance for loan and lease losses	(36,681)			(35,735)			(34,544)
	3,616,033			3,488,771			3,387,906
Nonearning assets:
Cash and due from banks	50,946			53,641			55,658
Premises and equipment, net	48,138			49,103			50,923
Other assets	205,140			198,767			185,044
Total assets	$3,920,257			$3,790,282			$3,679,531

Interest bearing liabilities:
Deposits:
Savings and demand deposits	$1,088,291	$2,566	0.24%	$1,018,866	$2,299	0.23%	$956,389	$2,141	0.22%
Time deposits	1,203,081	8,355	0.69	1,217,225	7,317	0.60	1,291,896	7,657	0.59
Repurchase agreements and federal funds purchased	262,361	1,155	0.44	256,091	938	0.37	233,431	841	0.36
Advances from Federal Home Loan Bank	14,410	62	0.43	15,821	49	0.31	4,210	27	0.64
Long-term debt	61,341	1,417	2.31	61,341	1,170	1.91	61,341	1,131	1.84
Total interest bearing liabilities	2,629,484	$13,555	0.52%	2,569,344	$11,773	0.46%	2,547,267	$11,797	0.46%

Noninterest bearing liabilities:
Demand deposits	758,555			720,508			660,833
Other liabilities	37,820			34,748			36,141
Total liabilities	3,425,859			3,324,600			3,244,241

Shareholders’ equity	494,398			465,682			435,290
Total liabilities and shareholders’ equity	$3,920,257			$3,790,282			$3,679,531

Net interest income, tax equivalent		$135,076			$134,274			$134,003
Less tax equivalent interest income		2,055			2,027			1,933
Net interest income		$133,021			$132,247			$132,070
Net interest spread			3.55%			3.68%			3.80%
Benefit of interest free funding			0.15			0.13			0.12
Net interest margin			3.70%			3.81%			3.92%

(1) Interest includes fees on loans of $1,717, $1,782, and $1,848 in 2016, 2015, and 2014, respectively.
(2) Loan balances include deferred loan origination costs and principal balances on nonaccrual loans.
(3) Tax exempt income on securities and loans is reported on a fully taxable equivalent basis using a 35% rate.

Net Interest Differential

The following table illustrates the approximate effect of volume and rate changes on net interest differentials between 2016 and 2015 and also between 2015 and 2014.

	Total Change	Change Due to		Total Change	Change Due to
(in thousands)	2016/2015	Volume	Rate	2015/2014	Volume	Rate
Interest income:
Loans	$3,151	$5,760	$(2,609)	$2,375	$7,141	$(4,766)
Loans held for sale	6	(24)	30	21	11	10
U.S. Treasury and agencies	(756)	(10)	(746)	(1,877)	(572)	(1,305)
Tax exempt state and political subdivisions	20	(93)	113	199	244	(45)
Other securities	(132)	(176)	44	(284)	(220)	(64)
Federal Reserve Bank and Federal Home Loan Bank stock	1	0	1	(126)	(57)	(69)
Federal funds sold	6	(1)	7	(2)	(2)	0
Interest bearing deposits	319	52	267	(29)	(32)	3
Other investments	(39)	(35)	(4)	(31)	(29)	(2)
Investment in unconsolidated subsidiaries	8	0	8	1	0	1
Total interest income	2,584	5,473	(2,889)	247	6,484	(6,237)

Interest expense:
Savings and demand deposits	267	161	106	158	141	17
Time deposits	1,038	(84)	1,122	(340)	(438)	98
Repurchase agreements and federal funds purchased	217	23	194	97	83	14
Advances from Federal Home Loan Bank	13	(4)	17	22	42	(20)
Long-term debt	247	0	247	39	0	39
Total interest expense	1,782	96	1,686	(24)	(172)	148

Net interest income	$802	$5,377	$(4,575)	$271	$6,656	$(6,385)

For purposes of the above table, changes which are due to both rate and volume are allocated based on a percentage basis, using the absolute values of rate and volume variance as a basis for percentages.  Income is stated at a fully taxable equivalent basis, assuming a 35% tax rate.
Investment Portfolio

The maturity distribution and weighted average interest rates of securities at December 31, 2016 are as follows:

Available-for-sale

	Estimated Maturity at December 31, 2016
	Within 1 Year		1-5 Years		5-10 Years		After 10 Years		Total Fair Value		Amortized Cost
(in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount
U.S. Treasury, government agencies, and government sponsored agency mortgage-backed securities	$101,616	0.79%	$95,908	1.66%	$85,877	1.71%	$164,119	1.93%	$447,520	1.57%	$450,588
State and political subdivisions	2,800	2.99	44,225	3.66	46,283	4.33	40,208	4.36	133,516	4.09	133,351
Other securities	0	0.00	0	0.00	0	0.00	24,358	2.28	24,358	2.28	25,000
Total	$104,416	0.85%	$140,133	2.29%	$132,160	2.63%	$228,685	2.40%	$605,394	2.15%	$608,939

Held-to-maturity

	Estimated Maturity at December 31, 2016
	Within 1 Year		1-5 Years		5-10 Years		After 10 Years		Total Amortized Cost		Fair Value
(in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount
U.S. Treasury, government agencies, and government sponsored agency mortgage-backed securities	$0	0.00%	$0	0.00%	$0	0.00%	$0	0.00%	$0	0.00%	$0
State and political subdivisions	0	0.00	866	4.30	0	0.00	0	0.00	866	4.30	867
Total	$0	0.00%	$866	4.30%	$0	0.00%	$0	0.00%	$866	4.30%	$867

Total Securities

	Estimated Maturity at December 31, 2016
	Within 1 Year		1-5 Years		5-10 Years		After 10 Years		Total Book Value		Fair Value
(in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount
Total	$104,416	0.85%	$140,999	2.30%	$132,160	2.63%	$228,685	2.40%	$606,260	2.16%	$606,261

The calculations of the weighted average interest rates for each maturity category are based upon yield weighted by the respective costs of the securities.  The weighted average rates on state and political subdivisions are computed on a taxable equivalent basis using a 35% tax rate.

Excluding those holdings of the investment portfolio in U.S. Treasury securities, government agencies, and government sponsored agency mortgage-backed securities, there were no securities of any one issuer that exceeded 10% of our shareholders’ equity at December 31, 2016.

The book values of securities available-for-sale and securities held-to-maturity as of December 31, 2016 and 2015 are presented in note 3 to the consolidated financial statements.

The book value of securities at December 31, 2014 is presented below:

(in thousands)	Available-for-Sale	Held-to-Maturity
U.S. Treasury and government agencies	$190,563	$480
State and political subdivisions	133,951	1,182
U.S. government sponsored agency mortgage-backed securities	288,881	0
Total debt securities	613,395	1,662
CRA investment funds	25,000	0
Total securities	$638,395	$1,662

Loan Portfolio

(in thousands)	2016	2015	2014	2013	2012
Commercial:
Construction	$66,998	$78,020	$121,942	$110,779	$119,447
Secured by real estate	1,085,428	1,052,919	948,626	872,542	807,213
Equipment lease financing	5,512	8,514	10,344	8,840	9,246
Commercial other	350,159	358,898	352,048	374,881	376,348
Total commercial	1,508,097	1,498,351	1,432,960	1,367,042	1,312,254

Residential:
Real estate construction	57,966	61,750	62,412	56,075	55,041
Real estate mortgage	702,969	707,874	712,465	697,601	696,928
Home equity	91,511	89,450	88,335	84,880	82,292
Total residential	852,446	859,074	863,212	838,556	834,261

Consumer:
Consumer direct	133,093	126,406	122,136	122,215	122,581
Consumer indirect	444,735	390,130	315,516	287,541	281,477
Total consumer	577,828	516,536	437,652	409,756	404,058

Total loans	$2,938,371	$2,873,961	$2,733,824	$2,615,354	$2,550,573

Percent of total year-end loans
Commercial:
Construction	2.28%	2.71%	4.46%	4.24%	4.68%
Secured by real estate	36.94	36.64	34.70	33.36	31.65
Equipment lease financing	0.18	0.30	0.38	0.34	0.36
Commercial other	11.92	12.49	12.88	14.33	14.76
Total commercial	51.32	52.14	52.42	52.27	51.45

Residential:
Real estate construction	1.97	2.15	2.28	2.15	2.16
Real estate mortgage	23.93	24.63	26.06	26.67	27.32
Home equity	3.11	3.11	3.23	3.25	3.23
Total residential	29.01	29.89	31.57	32.07	32.71

Consumer:
Consumer direct	4.53	4.40	4.47	4.67	4.80
Consumer indirect	15.14	13.57	11.54	10.99	11.04
Total consumer	19.67	17.97	16.01	15.66	15.84

Total loans	100.00%	100.00%	100.00%	100.00%	100.00%

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

	Maturity at December 31, 2016
(in thousands)	Within One Year	After One but Within Five Years	After Five Years	Total
Commercial secured by real estate and commercial other	$203,129	$211,021	$1,021,437	$1,435,587
Commercial and real estate construction	78,507	18,358	28,099	124,964
	$281,636	$229,379	$1,049,536	$1,560,551

Rate sensitivity:
Fixed rate	$70,554	$72,075	$25,355	$167,984
Adjustable rate	211,082	157,304	1,024,181	1,392,567
	$281,636	$229,379	$1,049,536	$1,560,551

Nonperforming Assets

(in thousands)	2016	2015	2014	2013	2012
Nonaccrual loans	$16,623	$16,563	$20,971	$19,958	$16,791
90 days or more past due and still accruing interest	10,847	12,046	17,985	23,599	19,215
Total nonperforming loans	27,470	28,609	38,956	43,557	36,006

Other repossessed assets	103	183	90	0	5
Foreclosed properties	35,856	40,674	36,776	39,188	46,986
Total nonperforming assets	$63,429	$69,466	$75,822	$82,745	$82,997

Nonperforming assets to total loans and foreclosed properties	2.13%	2.38%	2.74%	3.12%	3.20%
Allowance to nonperforming loans	130.81%	126.16%	88.43%	78.08%	92.33%

Nonaccrual and Past Due Loans

(in thousands)	Nonaccrual loans	As a % of Loan Balances by Category	Accruing Loans Past Due 90 Days or More	As a % of Loan Balances by Category	Balances
December 31, 2016
Commercial construction	$1,912	2.85%	$28	0.04%	$66,998
Commercial secured by real estate	6,326	0.58	3,015	0.28	1,085,428
Equipment lease financing	0	0.00	0	0.00	5,512
Commercial other	1,559	0.45	141	0.04	350,159
Real estate construction	11	0.02	152	0.26	57,966
Real estate mortgage	6,260	0.89	6,295	0.90	702,969
Home equity	555	0.61	467	0.51	91,511
Consumer direct	0	0.00	68	0.05	133,093
Consumer indirect	0	0.00	681	0.15	444,735
Total	$16,623	0.57%	$10,847	0.37%	$2,938,371

December 31, 2015
Commercial construction	$3,402	4.36%	$30	0.04%	$78,020
Commercial secured by real estate	5,928	0.56	3,757	0.36	1,052,919
Equipment lease financing	0	0.00	0	0.00	8,514
Commercial other	1,485	0.41	310	0.09	358,898
Real estate construction	249	0.40	55	0.09	61,750
Real estate mortgage	5,206	0.74	6,925	0.98	707,874
Home equity	183	0.20	448	0.50	89,450
Consumer direct	110	0.09	126	0.10	126,406
Consumer indirect	0	0.00	395	0.10	390,130
Total	$16,563	0.58%	$12,046	0.42%	$2,873,961

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

Foreign Outstandings

None

Loan Concentrations

We had no concentration of loans exceeding 10% of total loans at December 31, 2016.  See note 19 to the consolidated financial statements for further information.

Analysis of the Allowance for Loan and Lease Losses

(in thousands)	2016	2015	2014	2013	2012
Allowance for loan and lease losses, beginning of year	$36,094	$34,447	$34,008	$33,245	$33,171
Loans charged off:
Commercial construction	(316)	(3)	(15)	(1,135)	(1,034)
Commercial secured by real estate	(1,641)	(1,379)	(2,163)	(1,607)	(2,035)
Commercial other	(2,136)	(1,961)	(3,141)	(2,265)	(3,233)
Real estate construction	(192)	(135)	(123)	(89)	(189)
Real estate mortgage	(1,043)	(1,421)	(1,058)	(744)	(1,123)
Home equity	(54)	(129)	(115)	(241)	(248)
Consumer direct	(1,236)	(1,306)	(1,326)	(1,166)	(1,245)
Consumer indirect	(5,050)	(3,536)	(3,495)	(3,802)	(3,483)
Total charge-offs	(11,668)	(9,870)	(11,436)	(11,049)	(12,590)

Recoveries of loans previously charged off:
Commercial construction	36	13	28	309	35
Commercial secured by real estate	178	60	305	163	303
Commercial other	439	585	621	557	764
Real estate construction	7	4	2	4	28
Real estate mortgage	101	117	40	56	151
Home equity	9	54	5	11	11
Consumer direct	615	435	566	495	538
Consumer indirect	2,250	1,599	1,553	1,649	1,384
Total recoveries	3,635	2,867	3,120	3,244	3,214

Net charge-offs:
Commercial construction	(280)	10	13	(826)	(999)
Commercial secured by real estate	(1,463)	(1,319)	(1,858)	(1,444)	(1,732)
Commercial other	(1,697)	(1,376)	(2,520)	(1,708)	(2,469)
Real estate construction	(185)	(131)	(121)	(85)	(161)
Real estate mortgage	(942)	(1,304)	(1,018)	(688)	(972)
Home equity	(45)	(75)	(110)	(230)	(237)
Consumer direct	(621)	(871)	(760)	(671)	(707)
Consumer indirect	(2,800)	(1,937)	(1,942)	(2,153)	(2,099)
Total net charge-offs	(8,033)	(7,003)	(8,316)	(7,805)	(9,376)

Provisions charged against operations	7,872	8,650	8,755	8,568	9,450

Balance, end of year	$35,933	$36,094	$34,447	$34,008	$33,245

Allocation of allowance, end of year:
Commercial construction	$884	$2,199	$2,896	$3,396	$4,033
Commercial secured by real estate	14,191	14,434	13,618	14,535	13,541
Equipment lease financing	42	79	119	121	126
Commercial other	4,656	4,225	4,263	5,238	5,469
Real estate construction	629	550	534	397	376
Real estate mortgage	6,027	6,678	6,094	4,939	4,767
Home equity	774	839	756	601	563
Consumer direct	1,885	1,594	1,574	1,127	1,102
Consumer indirect	6,845	5,496	4,593	3,654	3,268
Balance, end of year	$35,933	$36,094	$34,447	$34,008	$33,245

Average loans outstanding, net of deferred loan costs and fees	$2,916,031	$2,791,871	$2,642,231	$2,579,805	$2,549,459
Loans outstanding at end of year, net of deferred loan costs and fees	$2,938,371	$2,873,961	$2,733,824	$2,615,354	$2,550,573

Net charge-offs to average loan type:
Commercial construction	0.40%	(0.01)%	(0.01)%	0.77%	0.86%
Commercial secured by real estate	0.14	0.13	0.21	0.17	0.21
Commercial other	0.47	0.39	0.70	0.46	0.64
Real estate construction	0.32	0.21	0.20	0.16	0.30
Real estate mortgage	0.13	0.18	0.15	0.10	0.15
Home equity	0.05	0.08	0.13	0.28	0.28
Consumer direct	0.48	0.71	0.63	0.55	0.57
Consumer indirect	0.67	0.55	0.67	0.75	0.67
Total	0.28%	0.25%	0.31%	0.30%	0.37%

Other ratios:
Allowance to net loans, end of year	1.22%	1.26%	1.26%	1.30%	1.30%
Provision for loan losses to average loans	0.27%	0.31%	0.33%	0.33%	0.37%

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

Average Deposits and Other Borrowed Funds

(in thousands)	2016	2015	2014
Deposits:
Noninterest bearing deposits	$758,555	$720,508	$660,833
NOW accounts	49,037	36,227	31,208
Money market accounts	640,297	613,804	585,467
Savings accounts	398,957	368,835	339,714
Certificates of deposit of $100,000 or more	578,669	571,660	598,684
Certificates of deposit < $100,000 and other time deposits	624,412	645,565	693,212
Total deposits	3,049,927	2,956,599	2,909,118

Other borrowed funds:
Repurchase agreements and federal funds purchased	262,361	256,091	233,431
Advances from Federal Home Loan Bank	14,410	15,821	4,210
Long-term debt	61,341	61,341	61,341
Total other borrowed funds	338,112	333,253	298,982
Total deposits and other borrowed funds	$3,388,039	$3,289,852	$3,208,100

The maximum balance for federal funds purchased and repurchase agreements at any month-end during 2016 occurred at October 31, 2016, with a month-end balance of $269.3 million.  The maximum balance for federal funds purchased and repurchase agreements at any month-end during 2015 occurred at September 30, 2015, with a month-end balance of $265.4 million.  The maximum balance for federal funds purchased and repurchase agreements at any month-end during 2014 occurred at November 30, 2014, with a month-end balance of $252.3 million.

Maturities and/or repricing of time deposits of $100,000 or more outstanding at December 31, 2016 are summarized as follows:

(in thousands)	Certificates of Deposit	Other Time Deposits	Total
Three months or less	$119,653	$7,982	$127,635
Over three through six months	118,173	10,105	128,278
Over six through twelve months	244,562	15,909	260,471
Over twelve through sixty months	116,444	19,054	135,498
Over sixty months	0	0	0
	$598,832	$53,050	$651,882

Item 2.  Properties

Our main office, which is owned by Community Trust Bank, Inc., is located at 346 North Mayo Trail, Pikeville, Kentucky 41501.  Following is a schedule of properties owned and leased by CTBI and its subsidiaries as of December 31, 2016:

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

See notes 8 and 16 to the consolidated financial statements included herein for the year ended December 31, 2016, for additional information relating to lease commitments and amounts invested in premises and equipment.

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

PART II

Item 5.  Market for the Registrant’s Common Equity, Related Shareholder Matters, and Issuer Purchases of Equity Securities

Our common stock is listed on The NASDAQ-Stock Market LLC – Global Select Market under the symbol CTBI.  As of February 28, 2017, there were approximately 6,400 holders of record of our outstanding common shares.

Dividends

The annual dividend paid to our stockholders was increased from $1.22 per share to $1.26 per share during 2016.  We have adopted a conservative policy of cash dividends by generally maintaining an average annual cash dividend ratio of approximately 45%, with periodic stock dividends.  The current year cash dividend ratio was 46.67%.  Dividends are typically paid on a quarterly basis.  Future dividends are subject to the discretion of CTBI’s Board of Directors, cash needs, general business conditions, dividends from our subsidiaries, and applicable governmental regulations and policies.  For information concerning restrictions on dividends from the subsidiary bank to CTBI, see note 21 to the consolidated financial statements included herein for the year ended December 31, 2016.

Stock Repurchases

CTBI did not acquire any shares of common stock through the stock repurchase program during the years 2016 and 2015. There are 67,371 shares remaining under CTBI’s current repurchase authorization. For further information, see the Stock Repurchase Program section of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Securities Authorized for Issuance Under Equity Compensation Plans

For information concerning securities authorized for issuance under CTBI’s equity compensation plans, see Part III, Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

Common Stock Performance

The following graph shows the cumulative total return experienced by CTBI’s shareholders during the last five years compared to the NASDAQ Stock Market (U.S.) and the NASDAQ Bank Stock Index.  The graph assumes the investment of $100 on December 31, 2011 in CTBI’s common stock and in each index and the reinvestment of all dividends paid during the five-year period.

Comparison of 5 Year Cumulative Total Return
among Community Trust Bancorp, Inc., NASDAQ Stock Market (U.S.),
and NASDAQ Bank Stocks

Fiscal Year Ending December 31 ($)
	2011	2012	2013	2014	2015	2016
Community Trust Bancorp, Inc.	100.00	115.65	163.79	150.78	149.01	216.78
NASDAQ Stock Market (U.S.)	100.00	116.43	155.41	174.78	175.62	198.47
NASDAQ Bank Stocks	100.00	134.74	184.08	205.85	210.40	266.24

Item 6.  Selected Financial Data 2012-2016

 (in thousands except ratios, per share amounts and # of employees)

Year Ended December 31	2016		2015		2014		2013		2012
Interest income	$146,576		$144,020		$143,867		$148,127		$153,722
Interest expense	13,555		11,773		11,797		13,440		21,588
Net interest income	133,021		132,247		132,070		134,687		132,134
Provision for loan losses	7,872		8,650		8,755		8,568		9,450
Noninterest income	48,441		46,809		45,081		49,304		45,957
Noninterest expense	107,126		105,443		105,999		110,251		103,554
Income before income taxes	66,464		64,963		62,397		65,172		65,087
Income taxes	19,118		18,531		19,146		20,000		20,225
Net income	$47,346		$46,432		$43,251		$45,172		$44,862

Per common share:
Basic earnings per share	$2.70		$2.66		$2.50		$2.63		$2.64
Diluted earnings per share	$2.70		$2.66		$2.49		$2.62		$2.63
Cash dividends declared-	$1.260		$1.220		$1.181		$1.154		$1.136
as a % of net income	46.67%		45.86%		47.24%		43.79%		43.10%
Book value, end of year	$28.40		$27.12		$25.64		$23.70		$23.31
Market price, end of year	$49.60		$34.96		$36.61		$41.05		$29.80
Market to book value, end of year	1.75	x	1.29	x	1.43	x	1.73	x	1.28	x
Price/earnings ratio, end of year	18.37	x	13.14	x	14.64	x	15.57	x	11.30	x
Cash dividend yield, for the year	2.54%		3.49%		3.23%		2.81%		3.81%

At year-end:
Total assets	$3,932,169		$3,903,934		$3,723,765		$3,581,716		$3,635,664
Long-term debt	61,341		61,341		61,341		61,341		61,341
Shareholders’ equity	500,615		475,583		447,877		412,492		400,344

Averages:
Assets	$3,920,257		$3,790,282		$3,679,531		$3,651,541		$3,641,660
Deposits, including repurchase agreements	3,306,550		3,201,545		3,130,338		3,127,709		3,139,229
Earning assets	3,652,714		3,524,506		3,422,450		3,384,211		3,357,134
Loans	2,916,031		2,791,871		2,642,231		2,579,805		2,549,459
Shareholders’ equity	494,398		465,682		435,290		408,782		389,377

Profitability ratios:
Return on average assets	1.21%		1.23%		1.18%		1.24%		1.23%
Return on average equity	9.58		9.97		9.94		11.05		11.52

Capital ratios:
Equity to assets, end of year	12.73%		12.18%		12.03%		11.52%		11.01%
Average equity to average assets	12.61		12.29		11.83		11.19		10.69

Risk based capital ratios:
Tier 1 leverage	12.75%		12.40%		12.04%		11.51%		10.65%
Common equity Tier 1 capital	15.18		14.58		--		--		--
Tier 1 capital	17.25		16.70		16.51		16.15		15.23
Total capital	18.50		17.95		17.76		17.40		16.49

Other significant ratios:
Allowance to net loans, end of year	1.22%		1.26%		1.26%		1.30%		1.30%
Allowance to nonperforming loans, end of year	130.81		126.16		88.43		78.08		92.33
Nonperforming assets to loans and foreclosed properties, end of year	2.13		2.38		2.74		3.12		3.20
Net interest margin	3.70		3.81		3.92		4.03		3.99
Efficiency ratio	58.54		58.20		59.12		59.33		57.93

Other statistics:
Average common shares outstanding	17,548		17,431		17,326		17,158		17,013
Number of full-time equivalent employees, end of year	996		984		1,012		1,022		1,035

Quarterly Financial Data
(Unaudited)

(in thousands except ratios and per share amounts)

Three Months Ended	December 31	September 30	June 30	March 31
2016
Net interest income	$33,411	$33,227	$33,059	$33,324
Net interest income, taxable equivalent basis	33,930	33,726	33,565	33,855
Provision for loan losses	2,043	2,191	1,873	1,765
Noninterest income	12,515	13,186	11,769	10,971
Noninterest expense	27,005	26,687	27,192	26,242
Net income	11,866	12,312	11,566	11,602

Per common share:
Basic earnings per share	$0.67	$0.70	$0.66	$0.66
Diluted earnings per share	0.67	0.70	0.66	0.66
Dividends declared	0.32	0.32	0.31	0.31

Common stock price:
High	$51.35	$37.49	$36.95	$36.00
Low	35.85	33.71	32.98	30.89
Last trade	49.60	37.11	34.66	35.32

Selected ratios:
Return on average assets, annualized	1.19%	1.25%	1.19%	1.20%
Return on average common equity, annualized	9.41	9.81	9.46	9.63
Net interest margin, annualized	3.66	3.66	3.71	3.76

Three Months Ended	December 31	September 30	June 30	March 31
2015
Net interest income	$33,195	$32,965	$33,182	$32,905
Net interest income, taxable equivalent basis	33,692	33,467	33,697	33,418
Provision for loan losses	1,910	2,520	2,319	1,901
Noninterest income	11,810	12,035	12,228	10,736
Noninterest expense	25,778	27,534	26,313	25,818
Net income	11,870	11,222	12,402	10,938

Per common share:
Basic earnings per share	$0.68	$0.64	$0.71	$0.63
Diluted earnings per share	0.68	0.64	0.71	0.63
Dividends declared	0.31	0.31	0.30	0.30

Common stock price:
High	$37.15	$37.63	$35.49	$36.47
Low	33.68	33.62	31.54	31.53
Last trade	34.96	35.51	34.87	33.16

Selected ratios:
Return on average assets, annualized	1.22%	1.18%	1.32%	1.18%
Return on average common equity, annualized	9.91	9.50	10.78	9.70
Net interest margin, annualized	3.74	3.77	3.85	3.89

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

Our Business

Community Trust Bancorp, Inc. (“CTBI”) is a bank holding company headquartered in Pikeville, Kentucky.  Currently, we own one commercial bank, Community Trust Bank, Inc. (“CTB”) and one trust company, Community Trust and Investment Company.  Through our subsidiaries, we have eighty banking locations in eastern, northeastern, central, and south central Kentucky, southern West Virginia, and northeastern Tennessee, four trust offices across Kentucky, and one trust office in northeastern Tennessee.  At December 31, 2016, we had total consolidated assets of $3.9 billion and total consolidated deposits, including repurchase agreements, of $3.3 billion.  Total shareholders’ equity at December 31, 2016 was $500.6 million.  Trust assets under management, which are excluded from CTBI’s total consolidated assets, at December 31, 2016, were $2.1 billion.  Trust assets under management include CTB’s investment portfolio totaling $0.6 billion.

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

Financial Goals and Performance

The following table shows the primary measurements used by management to assess annual performance.  The goals in the table below should not be viewed as a forecast of our performance for 2017.  Rather, the goals represent a range of target performance for 2017.  There is no assurance that any or all of these goals will be achieved.  See “Cautionary Statement Regarding Forward Looking Statements.”

	2016 Goals	2016 Performance	2017 Goals
Earnings per share	$2.72 - $2.82	$2.70	$2.76 - $2.86
Net income	$48.0 - $49.2 million	$47.3 million	$49.0 - $50.2 million
ROAA	1.22% - 1.28%	1.21%	1.19% - 1.25%
ROAE	9.4% - 10.4%	9.58%	9.10% - 10.10%
Revenues	$183.0 - $189.6 million	$181.5 million	$187.8 - $193.8 million
Noninterest revenue as of % of total revenue	26.0% - 26.5%	26.48%	25.00% - 25.80%
Assets	$3.8 - $4.2 billion	$3.93 billion	$3.90 - $4.40 billion
Loans	$2.9 - $3.1 billion	$2.94 billion	$3.00 - $3.20 billion
Deposits, including repurchase agreements	$3.2 - $3.4 billion	$3.33 billion	$3.30 - $3.50 billion
Shareholders’ equity	$485.0 - $520.0 million	$500.6 million	$510.0 - $550.0 million

Results of Operations and Financial Condition

We reported earnings of $47.3 million, or $2.70 per basic share, for the year ended December 31, 2016 compared to $46.4 million, or $2.66 per basic share, for the year ended December 31, 2015 and $43.3 million, or $2.50 per basic share, for the year ended December 31, 2014.

2016 Highlights

❖	Our loan portfolio increased $64.4 million from December 31, 2015.

❖	Our investment portfolio increased $9.7 million from December 31, 2015.

❖	Deposits, including repurchase agreements, increased $100.4 million from December 31, 2015.

❖	Nonperforming loans at $27.5 million decreased $1.1 million from December 31, 2015. Nonperforming assets at $63.4 million decreased $6.0 million from December 31, 2015.

❖	Net loan charge-offs for the year 2016 were $8.0 million, or 0.28% of average loans, compared to $7.0 million, or 0.25%, for the year 2015.

Income Statement Review

(dollars in thousands)				Change 2016 vs. 2015
Year Ended December 31	2016	2015	2014	Amount	Percent
Net interest income	$133,021	$132,247	$132,070	$774	0.6%
Provision for loan losses	7,872	8,650	8,755	(778)	(9.0)
Noninterest income	48,441	46,809	45,081	1,632	3.5
Noninterest expense	107,126	105,443	105,999	1,683	1.6
Income taxes	19,118	18,531	19,146	587	3.2
Net income	$47,346	$46,432	$43,251	$914	2.0%

Average earning assets	$3,652,714	$3,524,506	$3,422,450	$128,208	3.6%

Yield on average earnings assets	4.07%	4.14%	4.26%	(0.07)%	(1.8)%
Cost of interest bearing funds	0.52%	0.46%	0.46%	0.06%	12.5%

Net interest margin	3.70%	3.81%	3.92%	(0.11)%	(2.9)%

Net Interest Income

Net interest income for the year ended December 31, 2016 of $133.0 million increased $0.8 million, or 0.6%, from prior year.  Average earning assets increased $128.2 million over prior year.  Our yield on average earning assets decreased 7 basis points from prior year, while our cost of interest bearing funds increased 6 basis points.  Average loans to deposits, including repurchase agreements, for the year ended December 31, 2016 were 88.2% compared to 87.2% for the year ended December 31, 2015.

Net interest income for the year ended December 31, 2015 increased $0.2 million, or 0.1%, from 2014.  Our yield on average earning assets decreased 12 basis points from 2014 to 2015, while our cost of interest bearing funds remained flat.  Average loans to deposits, including repurchase agreements, for the year ended December 31, 2015 were 87.2% compared to 84.4% for the year ended December 31, 2014.

Provision for Loan Losses

The provision for loan losses added to the allowance for 2016 of $7.9 million was a $0.8 million decrease from prior year.  This provision represented a charge against current earnings in order to maintain the allowance at an appropriate level determined using the accounting estimates described in the Critical Accounting Policies and Estimates section.

The provision for loan losses added to the allowance for 2015 of $8.7 million was a $0.1 million decrease from 2014.

Noninterest Income

Noninterest income for the year ended December 31, 2016 of $48.4 million was an increase of $1.6 million, or 3.5%, from 2015.  The increase in noninterest income year over year was primarily due to a $0.7 million increase in deposit services charges, a $0.3 million increase in trust revenue, a $0.3 million increase in loan related fees, and a $0.6 million positive variance in securities gains (losses).

Noninterest income for the year ended December 31, 2015 increased $1.7 million, or 3.8%, from 2014 as a result of increases in gains on sales of loans ($0.5 million), deposit service charges ($0.4 million), trust revenue ($0.3 million), and loan related fees ($0.3 million) and decreased securities losses ($0.1 million).  Loan related fees were affected by a $0.5 million fluctuation in the fair value adjustments of our mortgage servicing rights from 2014 to 2015.

Noninterest Expense

Noninterest expense for the year ended December 31, 2016 of $107.1 million increased $1.7 million, or 1.6%, from prior year.  The increase in noninterest expense was primarily due to an increase in personnel expense, partially offset by decreased FDIC insurance expense.  The increase in our personnel expense is a result of changes in our group medical insurance expense caused by differences in our claims paid experience as a self-insured employer.

Noninterest expense for the year ended December 31, 2015 decreased $0.6 million, or 0.5%, from 2014, as a result of decreases in occupancy and equipment expense ($0.6 million), data processing expense ($1.1 million), and repossession expense ($0.2 million), partially offset by a $1.7 million increase in amortization expense related to tax credits.

Balance Sheet Review

CTBI’s total assets at $3.9 billion increased $28.2 million, or 0.7%, from December 31, 2015.  Loans outstanding at December 31, 2016 were $2.9 billion, increasing $64.4 million, or 2.2%, year over year.  We experienced growth during the year of $9.7 million in the commercial loan portfolio, $54.6 million in the indirect loan portfolio, and $6.7 million in the consumer direct loan portfolio, partially offset by a $6.6 million decrease in the residential loan portfolio.  CTBI’s investment portfolio increased $9.7 million, or 1.6%, from December 31, 2015.  Deposits in other banks decreased $42.1 million from December 31, 2015.  Deposits, including repurchase agreements, at $3.3 billion increased $100.4 million, or 3.1%, from December 31, 2015.

Shareholders’ equity at December 31, 2016 was $500.6 million compared to $475.6 million at December 31, 2015.  CTBI’s annualized dividend yield to shareholders as of December 31, 2016 was 2.58%.

Loans

(in thousands)	December 31, 2016
Loan Category	Balance	Variance from Prior Year	Net Charge-Offs	Nonperforming	ALLL
Commercial:
Construction	$66,998	(14.1)%	$280	$1,940	$884
Secured by real estate	1,085,428	3.1	1,463	9,341	14,191
Equipment lease financing	5,512	(35.3)	0	0	42
Other commercial	350,159	(2.4)	1,697	1,700	4,656
Total commercial	1,508,097	0.7	3,440	12,981	19,773

Residential:
Real estate construction	57,966	(6.1)	185	163	629
Real estate mortgage	702,969	(0.7)	942	12,555	6,027
Home equity	91,511	2.3	45	1,022	774
Total residential	852,446	(0.8)	1,172	13,740	7,430

Consumer:
Consumer direct	133,093	5.3	621	68	1,885
Consumer indirect	444,735	14.0	2,800	681	6,845
Total consumer	577,828	11.9	3,421	749	8,730

Total loans	$2,938,371	2.2%	$8,033	$27,470	$35,933

Asset Quality

CTBI’s total nonperforming loans were $27.5 million at December 31, 2016, a 4.0% decrease from the $28.6 million at December 31, 2015.  The decrease for the year included a $1.2 million decrease in loans 90+ days past due partially offset by a $0.1 million increase in nonaccrual loans.  Loans 30-89 days past due and accruing interest at $16.4 million was an increase of $2.0 million from December 31, 2015.  Our loan portfolio management processes focus on the immediate identification, management, and resolution of problem loans to maximize recovery and minimize loss.  Our loan portfolio risk management processes include weekly delinquent loan review meetings at the market levels and monthly delinquent loan review meetings involving senior corporate management to review all nonaccrual loans and loans 30 days or more past due.  Any activity regarding a criticized/classified loan (i.e. problem loan) must be approved by CTB’s Watch List Asset Committee (i.e. Problem Loan Committee).  CTB’s Watch List Asset Committee also meets on a quarterly basis and reviews every criticized/classified loan of $100,000 or greater.  We also have a Loan Review Department that reviews every market within CTB annually and performs extensive testing of the loan portfolio to assure the accuracy of loan grades and classifications for delinquency, troubled debt restructuring, impaired status, impairment, nonaccrual status, and adequate loan loss reserves.  The Loan Review Department has annually reviewed on average 95% of the outstanding commercial loan portfolio for the past three years.  The average annual review percentage of the consumer and residential loan portfolio for the past three years was 85% based on the loan production during the number of months included in the review scope.  The review scope is generally four to six months of production.

Impaired loans, loans not expected to meet contractual principal and interest payments, at December 31, 2016 totaled $52.2 million compared to $49.9 million at December 31, 2015.  Included in certain loan categories of impaired loans are troubled debt restructurings that were classified as impaired.  At December 31, 2016, CTBI had $28.8 million in commercial loans secured by real estate, $5.3 million in commercial real estate construction loans, $10.8 million in commercial other loans, and $1.5 million in real estate mortgage loans that were modified in troubled debt restructurings and impaired.  Management evaluates all impaired loans for impairment and records a direct charge-off or provides specific reserves when necessary.

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

Our level of foreclosed properties at $35.9 million at December 31, 2016 was a $4.8 million decrease from $40.7 million at December 31, 2015.  Sales of foreclosed properties for the year ended December 31, 2016 totaled $9.5 million while new foreclosed properties totaled $5.9 million.  At December 31, 2016, the book value of properties under contracts to sell was $1.9 million; however, the closings had not occurred at year-end.

When foreclosed properties are acquired, appraisals are obtained and the properties are booked at the current market value less expected sales costs.  Additionally, periodic updated appraisals are obtained on unsold foreclosed properties.  When an updated appraisal reflects a market value below the current book value, a charge is booked to current earnings to reduce the property to its new market value less expected sales costs.  Charges to earnings in 2016 to reflect the decrease in current market values of foreclosed properties totaled $1.2 million.  There were 72 properties reappraised during 2016.  Of these, 45 were written down by a total of $0.9 million.  Charges during the year ended December 31, 2015 were $1.7 million.  Our policy for determining the frequency of periodic reviews is based upon consideration of the specific properties and the known or perceived market fluctuations in a particular market and is typically between 12 and 18 months but generally not more than 24 months.  Approximately eighty-eight percent of our OREO properties have appraisals dated within the past 18 months.  Management anticipates that our foreclosed properties will remain elevated as we work through current market conditions.

The appraisal aging analysis of foreclosed properties, as well as the holding period, at December 31, 2016 is shown below:

(in thousands)
Appraisal Aging Analysis		Holding Period Analysis
Days Since Last Appraisal	Current Book Value	Holding Period	Current Book Value
Up to 3 months	$2,783	Less than one year	$5,095
3 to 6 months	3,739	1 to 2 years	9,145
6 to 9 months	1,317	2 to 3 years	3,330
9 to 12 months	3,493	3 to 4 years	976
12 to 18 months	20,289	4 to 5 years	2,203
18 to 24 months	4,195	Over 5 years*	15,107
Over 24 months	40
Total	$35,856	Total	$35,856

* Regulatory approval is required and has been obtained to hold these properties beyond the initial period of 5 years.  Additional approval may be required to continue to hold these properties should they not be liquidated during the extension period, which is typically one year.

Net loan charge-offs for the year were $8.0 million, or 0.28% of average loans annualized, an increase from prior year’s $7.0 million, or 0.25% of average loans annualized.  Of the total net charge-offs, $3.4 million were in commercial loans, $2.8 million were in indirect auto loans, $1.2 million were in residential real estate mortgage loans, and $0.6 million were in direct consumer loans.

Our loan loss reserve as a percentage of total loans outstanding at December 31, 2016 decreased to 1.22% from the 1.26% at December 31, 2015.  Our reserve coverage (allowance for loan and lease loss reserve to nonperforming loans) improved to 130.8% at December 31, 2016 compared to 126.2% at December 31, 2015.

Contractual Obligations and Commitments

As disclosed in the notes to the consolidated financial statements, we have certain obligations and commitments to make future payments under contracts.  At December 31, 2016, the aggregate contractual obligations and commitments are:

Contractual Obligations:	Payments Due by Period
(in thousands)	Total	1 Year	2-5 Years	After 5 Years
Deposits without stated maturity	$1,868,265	$1,868,265	$0	$0
Certificates of deposit and other time deposits	1,213,043	988,296	224,419	328
Repurchase agreements and federal funds purchased	255,881	255,881	0	0
Advances from Federal Home Loan Bank	944	106	464	374
Interest on advances from Federal Home Loan Bank*	21	12	9	0
Long-term debt	61,341	0	0	61,341
Interest on long-term debt*	57,842	1,842	10,280	45,720
Annual rental commitments under leases	8,878	2,010	3,779	3,089
Total contractual obligations	$3,466,215	$3,116,412	$238,951	$110,852
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

Other Commitments:	Amount of Commitment - Expiration by Period
(in thousands)	Total	1 Year	2-5 Years	After 5 Years
Standby letters of credit	$29,917	$19,829	$10,088	$0
Commitments to extend credit	570,467	436,984	121,080	12,403
Total other commitments	$600,384	$456,813	$131,168	$12,403

Commitments to extend credit and standby letters of credit do not necessarily represent future cash requirements in that these commitments often expire without being drawn upon.  Refer to note 18 to the consolidated financial statements for additional information regarding other commitments.

Liquidity and Market Risk

The objective of CTBI’s Asset/Liability management function is to maintain consistent growth in net interest income within our policy limits. This objective is accomplished through management of our consolidated balance sheet composition, liquidity, and interest rate risk exposures arising from changing economic conditions, interest rates, and customer preferences. The goal of liquidity management is to provide adequate funds to meet changes in loan and lease demand or deposit withdrawals. This is accomplished by maintaining liquid assets in the form of cash and cash equivalents and investment securities, sufficient unused borrowing capacity, and growth in core deposits. As of December 31, 2016, we had approximately $144.7 million in cash and cash equivalents and approximately $605.4 million in securities valued at estimated fair value designated as available-for-sale and available to meet liquidity needs on a continuing basis compared to $187.6 million and $594.9 million at December 31, 2015.  Additional asset-driven liquidity is provided by the remainder of the securities portfolio and the repayment of loans.  In addition to core deposit funding, we also have a variety of other short-term and long-term funding sources available.  We also rely on Federal Home Loan Bank advances for both liquidity and management of our asset/liability position.  Federal Home Loan Bank advances were $0.9 million at December 31, 2016 compared to $101.1 million at December 31, 2015.  As of December 31, 2016, we had a $295.8 million available borrowing position with the Federal Home Loan Bank compared to $218.3 million at December 31, 2015.  We generally rely upon net inflows of cash from financing activities, supplemented by net inflows of cash from operating activities, to provide cash for our investing activities.  As is typical of many financial institutions, significant financing activities include deposit gathering, use of short-term borrowing facilities such as repurchase agreements and federal funds purchased, and issuance of long-term debt.  At December 31, 2016, we had $57 million in lines of credit with various correspondent banks available to meet any future cash needs compared to $44 million at December 31, 2015.  Our primary investing activities include purchases of securities and loan originations.  We do not rely on any one source of liquidity and manage availability in response to changing consolidated balance sheet needs.  Included in our cash and cash equivalents at December 31, 2016 were federal funds sold of $0.5 million compared to $0.8 million at December 31, 2015, and deposits with the Federal Reserve were $93.4 million at December 31, 2016 compared to $130.6 million at December 31, 2015.  Additionally, we project cash flows from our investment portfolio to generate additional liquidity over the next 90 days.

The investment portfolio consists primarily of investment grade short-term issues suitable for bank investments.  The majority of the investment portfolio is in U.S. government and government sponsored agency issuances.  At the end of 2016, available-for-sale (“AFS”) securities comprised approximately 99.9% of the total investment portfolio, and the AFS portfolio was approximately 120.9% of equity capital.  Ninety-two percent of the pledge eligible portfolio was pledged.

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

The following table shows our estimated earnings sensitivity profile as of December 31, 2016:

Change in Interest Rates (basis points)	Percentage Change in Net Interest Income (12 Months)
+400	7.05%
+300	5.10%
+200	3.15%
+100	1.30%
-25	(0.21)%

The following table shows our estimated earnings sensitivity profile as of December 31, 2015:

Change in Interest Rates (basis points)	Percentage Change in Net Interest Income (12 Months)
+400	7.54%
+300	5.46%
+200	3.33%
+100	1.35%
-25	(0.30)%

The simulation model used the yield curve spread evenly over a twelve-month period.  The measurement at December 31, 2016 estimates that our net interest income in an up-rate environment would increase by 7.05% at a 400 basis point change, 5.10% increase at a 300 basis point change, 3.15% increase at a 200 basis point change, and a 1.30% increase at a 100 basis point change.  In a down-rate environment, a 25 basis point decrease in interest rates would decrease net interest income by 0.21% over one year.  In order to reduce the exposure to interest rate fluctuations and to manage liquidity, we have developed sale procedures for several types of interest-sensitive assets.  Primarily all long-term, fixed rate single family residential mortgage loans underwritten according to Federal Home Loan Mortgage Corporation guidelines are sold for cash upon origination or originated under terms where they could be sold.  Periodically, additional assets such as commercial loans are also sold.  In 2016 and 2015, $81.4 million and $80.6 million, respectively, were realized on the sale of fixed rate residential mortgages.  We focus our efforts on consistent net interest revenue and net interest margin growth through each of the retail and wholesale business lines.  We do not currently engage in trading activities.

The preceding analysis was prepared using a rate ramp analysis which attempts to spread changes evenly over a specified time period as opposed to a rate shock which measures the impact of an immediate change.  Had these measurements been prepared using the rate shock method, the results would vary.

Our Static Repricing GAP as of December 31, 2016 is presented below.  In the 12 month repricing GAP, rate sensitive liabilities (“RSL”) exceeded rate sensitive assets (“RSA”) by $158.7 million.

(dollars in thousands)	1-3 Months		4-6 Months		7-9 Months		10-12 Months		2-3 Years		4-5 Years		> 5 Years

Assets	$1,435,324		$227,194		$193,639		$215,660		$756,883		$469,905		$633,565

Liabilities and Equity	871,530		341,950		421,541		595,465		1,075,805		92,109		533,769

Repricing difference	563,794		(114,756)		(227,902)		(379,805)		(318,921)		377,795		99,795

Cumulative GAP	563,794		449,038		221,136		(158,669)		(477,590)		(99,795)		0

RSA/RSL	1.65	x	0.66	x	0.46	x	0.36	x	0.70	x	5.10	x	1.19	x

Cumulative GAP to total assets	14.34%		11.42%		5.62%		(4.04)%		(12.15)%		(2.54)%		0.00%

Capital Resources

We continue to grow our shareholders’ equity while also providing an annual dividend yield for the year 2016 of 2.54% to shareholders.  Shareholders’ equity increased 5.3% from December 31, 2015 to $500.6 million at December 31, 2016.  Our primary source of capital growth is the retention of earnings.  Cash dividends were $1.260 per share for 2016 and $1.220 per share for 2015.  We retained 53.3% of our earnings in 2016 compared to 54.1% in 2015.

Regulatory guidelines require bank holding companies, commercial banks, and savings banks to maintain certain minimum capital ratios and define companies as “well-capitalized” that sufficiently exceed the minimum ratios.  The banking regulators may alter minimum capital requirements as a result of revising their internal policies and their ratings of individual institutions.  To be “well-capitalized” banks and bank holding companies must maintain a Tier 1 leverage ratio of no less than 5%, a common equity Tier 1 capital ratio of no less than 6.5%, a Tier 1 risk based ratio of no less than 8%, and a total risk based ratio of no less than 10%.  Our ratios as of December 31, 2016 were 12.75%, 15.18%, 17.25%, and 18.50%, respectively, all exceeding the threshold for meeting the definition of “well-capitalized.”  See note 21 to the consolidated financial statements for further information.

As of December 31, 2016, we are not aware of any current recommendations by banking regulatory authorities which, if they were to be implemented, would have, or are reasonably likely to have, a material adverse impact on our liquidity, capital resources, or operations.  However, based on a recent discussion with a regulatory agency representative concerning the status of an ongoing review of two CTB deposit add-on products, CTBI believes it is likely that it will be cited for two violations based on alleged unfair and deceptive practices with respect to such products.  CTBI has evaluated the possible violations and their potential financial impact.  Based upon this analysis, management established an accrual in 2014 for possible customer reimbursements.  We have not received a final written notice citing such violations and have not been informed as to the amount of, or relevant time period for, related reimbursement.  The actual amount of reimbursement may materially vary from the amount management has evaluated as most likely at December 31, 2016.

Basel III

On July 2, 2013, the Federal Reserve approved final rules that substantially amend the regulatory risk-based capital rules applicable to CTBI and CTB.  The FDIC subsequently approved these rules.  The final rules implement the “Basel III” regulatory capital reforms and changes required by the Dodd-Frank Act.

The rules include new risk-based capital and leverage ratios, which are being phased in from 2015 to 2019, and refine the definition of what constitutes “capital” for purposes of calculating those ratios.  The new minimum capital level requirements applicable to CTBI and CTB under the final rules are: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 capital ratio of 6% (increased from 4%); (iii) a total capital ratio of 8% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 4% for all institutions.  The final rules also establish a “capital conservation buffer” above the new regulatory minimum capital requirements, which must consist entirely of common equity Tier 1 capital.  The capital conservation buffer began to be phased in on January 1, 2016 at 0.625% of risk-weighted assets and will increase by 0.625% annually until fully implemented in January 2019.  An institution is subject to limitations on certain activities including payment of dividends, share repurchases, and discretionary bonuses to executive officers if its capital level is below the capital conservation buffer amount.

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

The final rules set forth certain changes for the calculation of risk-weighted assets, which we were required to utilize beginning January 1, 2015.  The standardized approach final rule utilizes an increased number of credit risk exposure categories and risk weights, and also addresses: (i) an alternative standard of creditworthiness consistent with Section 939A of the Dodd-Frank Act; (ii) revisions to recognition of credit risk mitigation; (iii) rules for risk weighting of equity exposures and past due loans; (iv) revised capital treatment for derivatives and repo-style transactions; and (v) disclosure requirements for top-tier banking organizations with $50 billion or more in total assets that are not subject to the “advance approach rules” that apply to banks with greater than $250 billion in consolidated assets.  We currently satisfy the well-capitalized and the capital conservation standards, and based on our current capital composition and levels, we anticipate that our capital ratios, on a Basel III basis, will continue to exceed the well-capitalized minimum capital requirements and capital conservation buffer standards.

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

Beginning in 2008, the U.S. economy faced a severe economic crisis including a major recession from which it is recovering.  Commerce and business growth in certain regions in the U.S. remains reduced and local governments and many businesses continue to experience financial difficulty.  In some areas of the U.S., including certain parts of our service area, unemployment levels remain elevated.  There can be no assurance that these conditions will continue to improve and these conditions could worsen.  In addition, the level of U.S. debt, the Federal Open Market Committee’s plan for economic stabilization, potential volatility in oil prices, potential U.S. tax law modifications, and the repeal of the Patient Protection and Affordable Care Act and the implementation of replacement healthcare legislation may have a destabilizing effect on financial markets or a negative effect on the economy.

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

Stock Repurchase Program

CTBI’s stock repurchase program began in December 1998 with the authorization to acquire up to 500,000 shares and was increased by an additional 1,000,000 shares in July 2000 and in May 2003.  We have not repurchased any shares of our common stock since February 2008.  There are currently 67,371 shares remaining under CTBI’s current repurchase authorization.  As of December 31, 2016, a total of 2,432,629 shares have been repurchased through this program.  The following table shows Board authorizations and repurchases made through the stock repurchase program for the years 1998 through 2016:

	Board Authorizations	Repurchases*		Shares Available for Repurchase
		Average Price ($)	# of Shares
1998	500,000	-	0
1999	0	14.45	144,669
2000	1,000,000	10.25	763,470
2001	0	13.35	489,440
2002	0	17.71	396,316
2003	1,000,000	19.62	259,235
2004	0	23.14	60,500
2005	0	-	0
2006	0	-	0
2007	0	28.56	216,150
2008	0	25.53	102,850
2009	0	-	0
2010	0	-	0
2011	0	-	0
2012	0	-	0
2013	0	-	0
2014	0	-	0
2015	0	-	0
2016	0	-	0
Total	2,500,000	15.93	2,432,629	67,371

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

When any secured commercial loan is considered uncollectable, whether past due or not, a current assessment of the value of the underlying collateral is made.  If the balance of the loan exceeds the fair value of the collateral, the loan is placed on nonaccrual and the loan is charged down to the value of the collateral less estimated cost to sell or a specific reserve equal to the difference between book value of the loan and the fair value assigned to the collateral is created until such time as the loan is foreclosed.  When the foreclosed collateral has been legally assigned to CTBI, a charge off is taken, if necessary, in order that the remaining balance reflects the fair value estimated less costs to sell of the collateral then transferred to other real estate owned or other repossessed assets.  Any unsecured commercial loan is charged off when it is considered uncollectable or no later than at 90 days past due.

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

Income Taxes – Income tax expense is based on the taxes due on the consolidated tax return plus deferred taxes based on the expected future tax benefits and consequences of temporary differences between carrying amounts and tax bases of assets and liabilities, using enacted tax rates.  Any interest and penalties incurred in connection with income taxes are recorded as a component of income tax expense in the consolidated financial statements.  During the years ended December 31, 2016, 2015, and 2014, CTBI has not recognized a significant amount of interest expense or penalties in connection with income taxes.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

CTBI currently does not engage in any hedging activity or any derivative activity which management considers material.  Analysis of CTBI’s interest rate sensitivity can be found in the Interest Rate Risk section of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 8. Financial Statements and Supplementary Data

Community Trust Bancorp, Inc.
Consolidated Balance Sheets

(dollars in thousands) December 31	2016	2015
Assets:
Cash and due from banks	$48,603	$51,974
Interest bearing deposits	95,586	134,846
Federal funds sold	527	791
Cash and cash equivalents	144,716	187,611

Certificates of deposit in other banks	980	3,832
Securities available-for-sale at fair value (amortized cost of $608,939 and $593,381, respectively)	605,394	594,936
Securities held-to-maturity at amortized cost (fair value of $867 and $1,651, respectively)	866	1,661
Loans held for sale	1,244	1,172

Loans	2,938,371	2,873,961
Allowance for loan and lease losses	(35,933)	(36,094)
Net loans	2,902,438	2,837,867

Premises and equipment, net	47,940	48,188
Federal Home Loan Bank stock	17,927	17,927
Federal Reserve Bank stock	4,887	4,887
Goodwill	65,490	65,490
Core deposit intangible (net of accumulated amortization of $8,483 and $8,324, respectively)	133	291
Bank owned life insurance	63,881	62,335
Mortgage servicing rights	3,433	3,236
Other real estate owned	35,856	40,674
Other assets	36,984	33,827
Total assets	$3,932,169	$3,903,934

Liabilities and shareholders’ equity:
Deposits:
Noninterest bearing	$767,918	$749,975
Interest bearing	2,313,390	2,230,807
Total deposits	3,081,308	2,980,782

Repurchase agreements	251,065	251,225
Federal funds purchased	4,816	3,596
Advances from Federal Home Loan Bank	944	101,056
Long-term debt	61,341	61,341
Deferred taxes	7,836	8,920
Other liabilities	24,244	21,431
Total liabilities	3,431,554	3,428,351
Commitments and contingencies (notes 18 and 20)
Shareholders’ equity:
Preferred stock, 300,000 shares authorized and unissued	-	-
Common stock, $5 par value, shares authorized 25,000,000; shares outstanding 2016 – 17,628,695; 2015 – 17,536,914	88,144	87,685
Capital surplus	219,697	217,032
Retained earnings	195,078	169,855
Accumulated other comprehensive income (loss), net of tax	(2,304)	1,011
Total shareholders’ equity	500,615	475,583

Total liabilities and shareholders’ equity	$3,932,169	$3,903,934
See notes to consolidated financial statements.

Consolidated Statements of Income and Comprehensive Income

(in thousands except per share data) Year Ended December 31	2016	2015	2014
Interest income:
Interest and fees on loans, including loans held for sale	$133,965	$130,829	$128,457
Interest and dividends on securities:
Taxable	8,265	9,153	11,314
Tax exempt	2,718	2,705	2,576
Interest and dividends on Federal Reserve Bank and Federal Home Loan Bank stock	1,011	1,010	1,136
Other, including interest on federal funds sold	617	323	384
Total interest income	146,576	144,020	143,867

Interest expense:
Interest on deposits	10,921	9,616	9,798
Interest on repurchase agreements	1,155	938	841
Interest on advances from Federal Home Loan Bank	62	49	27
Interest on long-term debt	1,417	1,170	1,131
Total interest expense	13,555	11,773	11,797

Net interest income	133,021	132,247	132,070
Provision for loan losses	7,872	8,650	8,755
Net interest income after provision for loan losses	125,149	123,597	123,315

Noninterest income:
Service charges on deposit accounts	24,966	24,282	23,892
Gains on sales of loans, net	1,831	1,978	1,468
Trust and wealth management income	9,585	9,286	9,011
Loan related fees	4,107	3,821	3,531
Bank owned life insurance	2,199	2,158	1,996
Brokerage revenue	1,314	1,426	2,454
Securities gains (losses)	522	(106)	(211)
Other noninterest income	3,917	3,964	2,940
Total noninterest income	48,441	46,809	45,081

Noninterest expense:
Officer salaries and employee benefits	12,198	11,652	11,076
Other salaries and employee benefits	44,877	42,911	43,417
Occupancy, net	7,999	7,826	8,017
Equipment	2,950	3,049	3,414
Data processing	6,497	6,743	7,877
Bank franchise tax	5,671	5,174	4,857
Legal fees	1,906	2,236	2,444
Professional fees	1,890	1,884	1,832
Advertising and marketing	2,614	2,428	2,421
FDIC insurance	1,789	2,382	2,400
Other real estate owned provision and expense	2,879	3,533	3,897
Repossession expense	1,156	1,265	1,508
Amortization of limited partnership investments	2,623	2,580	859
Other noninterest expense	12,077	11,780	11,980
Total noninterest expense	107,126	105,443	105,999

Income before income taxes	66,464	64,963	62,397
Income taxes	19,118	18,531	19,146
Net income	$47,346	$46,432	$43,251

Other comprehensive income (loss):
Unrealized holding gains (losses) on securities available-for-sale:
Unrealized holding gains (losses) arising during the period	(4,578)	(342)	13,928
Less: Reclassification adjustments for realized gains (losses) included in net income	522	(106)	(211)
Tax expense (benefit)	(1,785)	(83)	4,949
Other comprehensive income (loss), net of tax	(3,315)	(153)	9,190
Comprehensive income	$44,031	$46,279	$52,441

Basic earnings per share	$2.70	$2.66	$2.50
Diluted earnings per share	$2.70	$2.66	$2.49

Weighted average shares outstanding-basic	17,548	17,431	17,326
Weighted average shares outstanding-diluted	17,566	17,483	17,397

Dividends declared per share	$1.260	$1.220	$1.181
See notes to consolidated financial statements.

Consolidated Statements of Changes in Shareholders’ Equity

(in thousands except per share and share amounts)	Common Shares	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Total
Balance, January 1, 2014	17,403,441	$79,107	$167,122	$174,289	$(8,026)	$412,492
Net income				43,251		43,251
Other comprehensive income, net of tax of $4,949					9,190	9,190
Cash dividends declared ($1.181 per share)				(20,539)		(20,539)
Issuance of 10% stock dividend		7,910	44,394	(52,304)		0
Issuance of common stock	69,138	346	1,646			1,992
Vesting of restricted stock	(8,945)	(45)	45			0
Issuance of restricted stock	4,576	23	(23)			0
Forfeiture of restricted stock	(1,835)	(9)	9			0
Stock-based compensation and related excess tax benefits			1,491			1,491
Balance, December 31, 2014	17,466,375	87,332	214,684	144,697	1,164	447,877
Net income				46,432		46,432
Other comprehensive loss, net of tax of $(83)					(153)	(153)
Cash dividends declared ($1.22 per share)				(21,274)		(21,274)
Issuance of common stock	112,837	564	1,518			2,082
Repurchase of common stock	(5,724)	(29)	(160)			(189)
Vesting of restricted stock	(46,482)	(232)	232			0
Issuance of restricted stock	10,582	53	(53)			0
Forfeiture of restricted stock	(674)	(3)	3			0
Stock-based compensation and related excess tax benefits			808			808
Balance, December 31, 2015	17,536,914	87,685	217,032	169,855	1,011	475,583
Net income				47,346		47,346
Other comprehensive loss, net of tax of $(1,785)					(3,315)	(3,315)
Cash dividends declared ($1.26 per share)				(22,123)		(22,123)
Issuance of common stock	138,605	693	2,292			2,985
Repurchase of common stock	(11,574)	(57)	(325)			(382)
Vesting of restricted stock	(52,963)	(265)	265			0
Issuance of restricted stock	18,069	90	(90)			0
Forfeiture of restricted stock	(356)	(2)	2			0
Stock-based compensation and related excess tax benefits			521			521
Balance, December 31, 2016	17,628,695	$88,144	$219,697	$195,078	$(2,304)	$500,615
See notes to consolidated financial statements.

Consolidated Statements of Cash Flows

(in thousands) Year Ended December 31	2016	2015	2014
Cash flows from operating activities:
Net income	$47,346	$46,432	$43,251
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,904	3,932	4,314
Deferred taxes	701	115	(1,048)
Stock-based compensation	458	783	852
Excess tax benefits of stock-based compensation	100	104	760
Provision for loan losses	7,872	8,650	8,755
Write-downs of other real estate owned and other repossessed assets	1,214	1,656	1,730
Gains on sale of mortgage loans held for sale	(1,831)	(1,978)	(1,468)
Securities (gains) losses	(522)	106	211
Gains on sale of assets, net	46	(321)	(73)
Proceeds from sale of mortgage loans held for sale	81,441	80,571	51,181
Funding of mortgage loans held for sale	(79,682)	(77,501)	(51,149)
Amortization of securities premiums and discounts, net	2,452	3,098	2,661
Change in cash surrender value of bank owned life insurance	(1,546)	(1,638)	(1,506)
Mortgage servicing rights:
Fair value adjustments	324	289	830
New servicing assets created	(521)	(557)	(374)
Changes in:
Other assets	(3,205)	(6,274)	(60)
Other liabilities	2,874	(2,488)	(1,339)
Net cash provided by operating activities	61,425	54,979	57,528

Cash flows from investing activities:
Certificates of deposit in other banks:
Purchase of certificates of deposit	0	0	(245)
Maturity of certificates of deposit	2,852	4,365	1,616
Securities available-for-sale (AFS):
Purchase of AFS securities	(176,236)	(81,456)	(217,949)
Proceeds from sales of AFS securities	54,446	44,198	135,411
Proceeds from prepayments, calls, and maturities of AFS securities	104,302	79,068	63,023
Securities held-to-maturity (HTM):
Proceeds from prepayments and maturities of HTM securities	795	1	0
Change in loans, net	(74,379)	(161,702)	(132,906)
Purchase of premises and equipment	(3,498)	(2,246)	(2,081)
Proceeds from sale of premises and equipment	10	239	82
Redemption of stock by FHLB	0	0	7,746
Additional investment in Federal Reserve Bank stock	0	(18)	(1)
Cancellation of Federal Reserve Bank stock	0	0	18
Proceeds from sale of other real estate owned and repossessed assets	5,601	9,287	6,714
Additional investment in other real estate owned and repossessed assets	0	(85)	0
Additional investment in bank owned life insurance	0	0	(5,504)
Net cash used in investing activities	(86,107)	(108,349)	(144,076)

Cash flows from financing activities:
Change in deposits, net	100,526	106,525	19,183
Change in repurchase agreements and federal funds purchased, net	1,060	8,594	25,695
Advances from Federal Home Loan Bank	50,000	170,000	60,000
Payments on advances from Federal Home Loan Bank	(150,112)	(130,114)	(116)
Issuance of common stock	2,985	2,082	1,992
Repurchase of common stock	(382)	(189)	0
Excess tax benefits of stock-based compensation	(100)	(104)	(760)
Dividends paid	(22,190)	(21,330)	(20,570)
Net cash provided by (used in) financing activities	(18,213)	135,464	85,424
Net increase (decrease) in cash and cash equivalents	(42,895)	82,094	(1,124)
Cash and cash equivalents at beginning of year	187,611	105,517	106,641
Cash and cash equivalents at end of year	$144,716	$187,611	$105,517

Supplemental disclosures:
Income taxes paid	$19,244	$20,527	$15,818
Interest paid	13,426	11,609	11,922
Non-cash activities:
Loans to facilitate the sale of other real estate owned and repossessed assets	3,964	4,343	6,168
Common stock dividends accrued, paid in subsequent quarter	209	239	216
Real estate acquired in settlement of loans	5,900	18,557	12,199
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

The balance of goodwill, at $65.5 million, has not changed since January 1, 2014.  The activity to core deposit intangible for the years ended December 31, 2016, 2015, and 2014 is shown below.

Core Deposit Intangible:

(in thousands)	2016	2015	2014
Beginning balance, January 1	$291	$477	$690
Amortization	(158)	(186)	(213)
Ending balance, December 31	$133	$291	$477

Amortization of core deposit intangible is estimated at approximately $0.1 million for year one, at which time core deposit intangible will be fully amortized.

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

Income Taxes – Income tax expense is based on the taxes due on the consolidated tax return plus deferred taxes based on the expected future tax benefits and consequences of temporary differences between carrying amounts and tax bases of assets and liabilities, using enacted tax rates.  Any interest and penalties incurred in connection with income taxes are recorded as a component of income tax expense in the consolidated financial statements.  During the years ended December 31, 2016, 2015, and 2014, CTBI has not recognized a significant amount of interest expense or penalties in connection with income taxes.

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

New Accounting Standards –

➢ Elimination of Extraordinary Reporting – In January 2015, the FASB issued Accounting Standards Update (“ASU”) No. 2015-01, Income Statement – Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items.  ASU No. 2015-01 eliminated from U.S. GAAP the concept of an extraordinary item.  The FASB issued this ASU as part of its initiative to reduce complexity in accounting standards.  The objective of the simplification initiative was to identify, evaluate, and improve areas of U.S. GAAP for which cost and complexity could be reduced while maintaining or improving the usefulness of the information provided to the users of financial statements.  The amendments in this ASU were effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015.  The adoption of this ASU did not have an impact on CTBI’s consolidated financial statements as no extraordinary items have been presented.

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

➢ Income Taxes – In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740).  Topic 740 requires an entity to separate deferred income tax liabilities and assets into current and noncurrent amounts in a classified statement of financial position.  Deferred tax liabilities and assets are classified as current or noncurrent based on the classification of the related asset or liability for financial reporting.  Deferred tax liabilities and assets that are not related to an asset or liability for financial reporting are classified according to the expected reversal date of the temporary difference.  To simplify the presentation of deferred income taxes, the amendments in this Update require that deferred income tax liabilities and assets be classified as noncurrent in a classified statement of financial position.  The amendments in this Update apply to all entities that present a classified statement of financial position. The previous requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount was not affected by the amendments in this Update.  For public business entities, the amendments in this Update are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods.  This ASU has been implemented with no material impact on CTBI’s consolidated financial statements.

➢ Financial Instruments – Overall – In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments – Overall (Subtopic 825-10).   The amendments in this Update require all equity investments to be measured at fair value with changes in the fair value recognized through net income (other than those accounted for under equity method of accounting or those that result in consolidation of the investee).  The amendments in this Update also require an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments.  In addition, the amendments in this Update eliminate the requirement to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet for public business entities.  Public business entities will be required to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes.  This Update is the final version of Proposed ASU 2013-220—Financial Instruments—Overall (Subtopic 825-10) and Proposed ASU 2013-221—Financial Instruments—Overall (Subtopic 825-10).  For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.  The amendments should be applied by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the year of adoption.  The amendments related to equity securities without readily determinable fair values (including disclosure requirements) should be applied prospectively to equity investments that exist as of the date of adoption.  Management does not expect an impact on CTBI’s accounting for equity investments as a result of this ASU.  At this time, we cannot quantify the change in the fair value disclosures since we are currently evaluating the full impact of this ASU and are in the planning stages of developing appropriate procedures and processes to comply with the disclosure requirements of such amendments.

➢ Leases – In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842).   ASU 2016-02 establishes a right of use model that requires a lessee to record a right of use asset and a lease liability for all leases with terms longer than 12 months.  Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement.  For lessors, the guidance modifies the classification criteria and the accounting for sales-type and direct financing leases.  A lease will be treated as a sale if it transfers all of the risks and rewards, as well as control of the underlying asset, to the lessee.  If risks and rewards are conveyed without the transfer of control, the lease is treated as a financing. If the lessor does not convey risks and rewards or control, an operating lease results.  The amendments are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years for public business entities.  Entities are required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements, with certain practical expedients available.  Early adoption is permitted.  CTBI has an implementation team working through the provisions of ASU 2016-02 including reviewing all leases to assess the impact on its accounting and disclosures.  CTBI does not anticipate a significant increase in leasing activity between now and the date of adoption.  While we expect the impact of this ASU to be significant, we have not finalized our calculation of the estimated amounts as we are currently evaluating certain significant variables within the calculation including the impact of individual renewal options and applicable discount rates for each individual lease.

➢ Investments—Equity Method and Joint Ventures:  Simplifying the Transition to the Equity Method of Accounting – In March 2016, the FASB  issued ASU No. 2016-07, Investments - Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting. The amendments affect all entities that have an investment that becomes qualified for the equity method of accounting as a result of an increase in the level of ownership interest or degree of influence.

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

The amendments became effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016 and will not have a material impact on CTBI’s consolidated financial statements.

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

For public companies, the amendments are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods.  CTBI adopted this ASU effective January 1, 2017, and it will not have a material impact on our consolidated financial statements.

➢ Revenue from Contracts with Customers – In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers.  The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  The guidance also specifies the accounting for some costs to obtain or fulfill a contract with a customer, as well as enhanced disclosure requirements.  In August 2015, the FASB issued ASU 2015-14 which deferred the effective date of ASU 2014-09 to fiscal years, and interim reporting periods within those fiscal years, beginning after December 15, 2017.  In March 2016, the FASB issued ASU 2016-08 which clarified the revenue recognition implementation guidance on principal versus agent considerations and is effective during the same period as ASU 2014-09.  In April 2016, the FASB issued ASU 2016-10 which clarified the revenue recognition guidance regarding the identification of performance obligations and the licensing implementation and is effective during the same period as ASU 2014-09.  In May 2016, the FASB issued ASU 2016-12 which narrowly amended the revenue recognition guidance regarding collectability, noncash consideration, presentation of sales tax, and transition.  ASU 2016-12 is effective during the same period as ASU 2014-09.  Management is currently evaluating the effects of these ASUs on its financial statements and disclosures but does not expect a material impact on CTBI’s consolidated financial statements, as we have determined the majority of the revenues earned by CTBI are not within the scope of ASU 2014-09.

➢ Accounting for Credit Losses – In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.  The provisions of ASU 2016-13 were issued to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments that are not accounted for at fair value through net income, including loans held for investment, held-to-maturity debt securities, trade and other receivables, net investment in leases and other commitments to extend credit held by a reporting entity at each reporting date.  This ASU requires that financial assets measured at amortized cost be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis.  The amendments in ASU 2016-13 eliminate the probable incurred loss recognition in current GAAP and reflect an entity’s current estimate of all expected credit losses.  The measurement of expected credit losses is based upon historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the financial assets.

For purchased financial assets with a more-than-insignificant amount of credit deterioration since origination (“PCD assets”) that are measured at amortized cost, the initial allowance for credit losses is added to the purchase price rather than being reported as a credit loss expense.  Subsequent changes in the allowance for credit losses on PCD assets are recognized through the statement of income as a credit loss expense.

Credit losses relating to available-for-sale debt securities will be recorded through an allowance for credit losses rather than as a direct write-down to the security.

ASU 2016-13 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019.  Early adoption is permitted for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. CTBI has an implementation team working through the provisions of ASU 2016-13 including assessing the impact on its accounting and disclosures.

➢ Statement of Cash Flows – In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. Stakeholders indicated that there is diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows under Topic 230, Statement of Cash Flows, and other Topics.  This ASU addresses the following eight specific cash flow issues: Debt prepayment or debt extinguishment costs; settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies (COLIs) (including bank-owned life insurance policies (BOLIs)); distributions received from equity method investees; beneficial interests in securitization transactions; and separately identifiable cash flows and application of the predominance principle.  The amendments in this Update apply to all entities that are required to present a statement of cash flows under Topic 230.  This Update is the final version of Proposed Accounting Standards Update EITF-15F—Statement of Cash Flows—Classification of Certain Cash Receipts and Cash Payments (Topic 230), which has been deleted.  The amendments in this Update are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years.  The amendments in this Update should be applied using a retrospective transition method to each period presented.  If it is impracticable to apply the amendments retrospectively for some of the issues, the amendments for those issues would be applied prospectively as of the earliest date practicable.  Management intends to adopt this ASU effective January 1, 2018, and we do not expect a material impact on CTBI’s consolidated financial statements.

➢ Simplifying the Test for Goodwill Impairment – In January 2017, the FASB issued ASU No. 2017-04, Intangibles – Goodwill and Other (Topic 350) – Simplifying the Test for Goodwill Impairment.  These amendments eliminate Step 2 from the goodwill impairment test.  The amendments also eliminate the requirements from any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test.  An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary.  The guidance is effective for fiscal years beginning after December 15, 2019, and interim periods with those fiscal years.  ASU 2017-04 should be implemented on a prospective basis.  Management does not expect ASU 2017-04 to have an impact on CTBI’s consolidated financial statements.

➢ Accounting Changes and Error Correction and Investments – Equity Method and Joint Ventures – In January 2017, the FASB issued ASU No. 2017-03, Accounting Changes and Error Corrections (Topic 250) and Investments -Equity Method and Joint Ventures (Topic 323): Amendments to SEC Paragraphs Pursuant to Staff Announcements at the September 22, 2016 and November 17, 2016 EITF Meetings.  ASU 2017-03 provides amendments that add paragraph 250-10-S99-6 which includes the text of "SEC Staff Announcement:  Disclosure of the Impact That Recently Issued Accounting Standards Will Have on the Financial Statements of a Registrant When Such Standards Are Adopted in a Future Period (in accordance with Staff Accounting Bulletin (SAB) Topic 11.M).  This announcement applies to ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606); ASU No. 2016-02, Leases (Topic 842); and ASU 2016-03, Financial Instruments - Credit Losses (Topic 326):  Measurement of Credit Losses on Financial Instruments, and subsequent amendments.  CTBI has enhanced its disclosures regarding the impact of recently issued accounting standards adopted in a future period will have on its accounting and disclosures in this footnote.

2.  Cash and Due from Banks and Interest Bearing Deposits

Included in cash and due from banks and interest bearing deposits are amounts required to be held at the Federal Reserve or maintained in vault cash in accordance with regulatory reserve requirements.  The balance requirements were $74.1 million and $69.4 million at December 31, 2016 and 2015, respectively.

At December 31, 2016, CTBI had cash accounts which exceeded federally insured limits, and therefore are not subject to FDIC insurance, with $93.4 million in deposits with the Federal Reserve, $23.3 million in deposits with Fifth Third Bank, and $2.2 million in deposits with the Federal Home Loan Bank.

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

The amortized cost and fair value of securities at December 31, 2016 are summarized as follows:

Available-for-Sale

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury and government agencies	$223,014	$193	$(743)	$222,464
State and political subdivisions	133,351	1,957	(1,792)	133,516
U.S. government sponsored agency mortgage-backed securities	227,574	1,008	(3,526)	225,056
Total debt securities	583,939	3,158	(6,061)	581,036
CRA investment funds	25,000	76	(718)	24,358
Total available-for-sale securities	$608,939	$3,234	$(6,779)	$605,394

Held-to-Maturity

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury and government agencies	$0	$0	$0	$0
State and political subdivisions	866	1	0	867
Total held-to-maturity securities	$866	$1	$0	$867

The amortized cost and fair value of securities at December 31, 2015 are summarized as follows:

Available-for-Sale

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury and government agencies	$240,434	$311	$(1,351)	$239,394
State and political subdivisions	125,665	3,707	(157)	129,215
U.S. government sponsored agency mortgage-backed securities	202,282	1,564	(2,270)	201,576
Total debt securities	568,381	5,582	(3,778)	570,185
CRA investment funds	25,000	132	(381)	24,751
Total available-for-sale securities	$593,381	$5,714	$(4,159)	$594,936

Held-to-Maturity

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury and government agencies	$480	$0	$(12)	$468
State and political subdivisions	1,181	2	0	1,183
Total held-to-maturity securities	$1,661	$2	$(12)	$1,651

The amortized cost and fair value of securities at December 31, 2016 by contractual maturity are shown below.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale		Held-to-Maturity
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$104,396	$104,383	$0	$0
Due after one through five years	101,799	102,135	866	867
Due after five through ten years	60,047	60,358	0	0
Due after ten years	90,123	89,104	0	0
U.S. government sponsored agency mortgage-backed securities	227,574	225,056	0	0
Total debt securities	583,939	581,036	866	867
CRA investment funds	25,000	24,358	0	0
Total securities	$608,939	$605,394	$866	$867

In 2016, there was a net gain of $522 thousand realized on sales and calls of AFS securities, consisting of a pre-tax gain of $529 thousand and a pre-tax loss of $7 thousand.  There was a net loss of $106 thousand realized in 2015 and a net loss of $211 thousand realized in 2014.

 The amortized cost of securities pledged as collateral, to secure public deposits and for other purposes, was $221.2 million at December 31, 2016 and $228.2 million at December 31, 2015.

The amortized cost of securities sold under agreements to repurchase amounted to $303.5 million at December 31, 2016 and $285.5 million at December 31, 2015.

CTBI evaluates its investment portfolio on a quarterly basis for impairment.  The analysis performed as of December 31, 2016 indicates that all impairment is considered temporary, market and interest rate driven, and not credit-related.  The percentage of total investments with unrealized losses as of December 31, 2016 was 65.6% compared to 61.1% as of December 31, 2015.  The following tables provide the amortized cost, gross unrealized losses, and fair market value, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position as of December 31, 2016 that are not deemed to be other-than-temporarily impaired.

Available-for-Sale

(in thousands)	Amortized Cost	Gross Unrealized Losses	Fair Value
Less Than 12 Months
U.S. Treasury and government agencies	$158,732	$(716)	$158,016
State and political subdivisions	53,491	(1,780)	51,711
U.S. government sponsored agency mortgage-backed securities	135,939	(2,646)	133,293
Total debt securities	348,162	(5,142)	343,020
CRA investment funds	17,500	(444)	17,056
Total <12 months temporarily impaired AFS securities	365,662	(5,586)	360,076

12 Months or More
U.S. Treasury and government agencies	1,880	(27)	1,853
State and political subdivisions	751	(12)	739
U.S. government sponsored agency mortgage-backed securities	31,132	(880)	30,252
Total debt securities	33,763	(919)	32,844
CRA investment funds	5,000	(274)	4,726
Total ≥12 months temporarily impaired AFS securities	38,763	(1,193)	37,570

Total
U.S. Treasury and government agencies	160,612	(743)	159,869
State and political subdivisions	54,242	(1,792)	52,450
U.S. government sponsored agency mortgage-backed securities	167,071	(3,526)	163,545
Total debt securities	381,925	(6,061)	375,864
CRA investment funds	22,500	(718)	21,782
Total temporarily impaired AFS securities	$404,425	$(6,779)	$397,646

Held-to-Maturity

(in thousands)	Amortized Cost	Gross Unrealized Losses	Fair Value
12 Months or More
U.S. Treasury and government agencies	$0	$0	$0
Total temporarily impaired HTM securities	$0	$0	$0

U.S. Treasury and Government Agencies

The unrealized losses in U.S. Treasury and government agencies were caused by interest rate increases.  The contractual terms of those investments do not permit the issuer to settle the securities at a price less than par which will equal amortized cost at maturity.  CTBI does not consider those investments to be other-than-temporarily impaired at December 31, 2016, because CTBI does not intend to sell the investments and it is not more likely than not that we will be required to sell the investments before recovery of their amortized cost, which may be maturity.

State and Political Subdivisions

The unrealized losses in securities of state and political subdivisions were caused by interest rate increases.  The contractual terms of those investments do not permit the issuer to settle the securities at a price less than par which will equal amortized cost at maturity.  CTBI does not consider those investments to be other-than-temporarily impaired at December 31, 2016, because CTBI does not intend to sell the investments before recovery of their amortized cost and it is not more likely than not that we will be required to sell the investments before recovery of their amortized cost, which may be maturity.

U.S. Government Sponsored Agency Mortgage-Backed Securities

The unrealized losses in U.S. government sponsored agency mortgage-backed securities were caused by interest rate increases.  CTBI expects to recover the amortized cost basis over the term of the securities.  CTBI does not consider those investments to be other-than-temporarily impaired at December 31, 2016, because (i) the decline in market value is attributable to changes in interest rates and not credit quality, (ii) CTBI does not intend to sell the investments, and (iii) it is not more likely than not we will be required to sell the investments before recovery of their amortized cost, which may be maturity.

CRA Investment Funds

CTBI’s CRA investment funds consist of investments in fixed income mutual funds ($24.4 million of the total fair value and $718 thousand of the total unrealized losses in common stock investments).  The severity of the impairment (fair value is approximately 2.9% less than cost) and the duration of the impairment correlates with the decline in long-term interest rates in 2016.  CTBI evaluated the near-term prospects of these funds in relation to the severity and duration of the impairment.  Based on that evaluation, CTBI does not consider those investments to be other-than-temporarily impaired at December 31, 2016.

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

4.  Loans

Major classifications of loans, net of unearned income, deferred loan origination costs, and net premiums on acquired loans, are summarized as follows:

(in thousands)	December 31 2016	December 31 2015
Commercial construction	$66,998	$78,020
Commercial secured by real estate	1,085,428	1,052,919
Equipment lease financing	5,512	8,514
Commercial other	350,159	358,898
Real estate construction	57,966	61,750
Real estate mortgage	702,969	707,874
Home equity	91,511	89,450
Consumer direct	133,093	126,406
Consumer indirect	444,735	390,130
Total loans	$2,938,371	$2,873,961

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

Not included in the loan balances above were loans held for sale in the amount of $1.2 million at December 31, 2016 and 2015.

Refer to note 1 to the condensed consolidated financial statements for further information regarding our nonaccrual policy.  Nonaccrual loans segregated by class of loans were as follows:

(in thousands)	December 31 2016	December 31 2015
Commercial:
Commercial construction	$1,912	$3,402
Commercial secured by real estate	6,326	5,928
Commercial other	1,559	1,485

Residential:
Real estate construction	11	249
Real estate mortgage	6,260	5,206
Home equity	555	183
Consumer:
Consumer direct	0	110
Total nonaccrual loans	$16,623	$16,563

The following tables present CTBI’s loan portfolio aging analysis, segregated by class, as of December 31, 2016 and 2015:

	December 31, 2016
(in thousands)	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Current	Total Loans	90+ and Accruing*
Commercial:
Commercial construction	$22	$0	$1,940	$1,962	$65,036	$66,998	$28
Commercial secured by real estate	2,033	478	8,847	11,358	1,074,070	1,085,428	3,015
Equipment lease financing	0	0	0	0	5,512	5,512	0
Commercial other	997	122	1,235	2,354	347,805	350,159	141
Residential:
Real estate construction	707	42	152	901	57,065	57,966	152
Real estate mortgage	1,493	5,278	10,695	17,466	685,503	702,969	6,295
Home equity	829	288	905	2,022	89,489	91,511	467
Consumer:
Consumer direct	873	265	68	1,206	131,887	133,093	68
Consumer indirect	3,288	851	681	4,820	439,915	444,735	681
Total	$10,242	$7,324	$24,523	$42,089	$2,896,282	$2,938,371	$10,847

	December 31, 2015
(in thousands)	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Current	Total Loans	90+ and Accruing*
Commercial:
Commercial construction	$36	$6	$3,431	$3,473	$74,547	$78,020	$30
Commercial secured by real estate	2,947	622	7,923	11,492	1,041,427	1,052,919	3,757
Equipment lease financing	199	0	0	199	8,315	8,514	0
Commercial other	762	121	1,476	2,359	356,539	358,898	310
Residential:
Real estate construction	443	62	291	796	60,954	61,750	55
Real estate mortgage	1,128	3,888	10,907	15,923	691,951	707,874	6,925
Home equity	527	148	580	1,255	88,195	89,450	448
Consumer:
Consumer direct	835	479	126	1,440	124,966	126,406	126
Consumer indirect	2,133	814	395	3,342	386,788	390,130	395
Total	$9,010	$6,140	$25,129	$40,279	$2,833,682	$2,873,961	$12,046

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

The following tables present the credit risk profile of CTBI’s commercial loan portfolio based on rating category and payment activity, segregated by class of loans, as of December 31, 2016 and 2015:

(in thousands)	Commercial Construction	Commercial Secured by Real Estate	Equipment Leases	Commercial Other	Total
December 31, 2016
Pass	$55,315	$975,383	$5,206	$299,301	$1,335,205
Watch	3,366	51,932	137	32,780	88,215
OAEM	2,535	25,772	169	7,913	36,389
Substandard	5,592	31,945	0	9,599	47,136
Doubtful	190	396	0	566	1,152
Total	$66,998	$1,085,428	$5,512	$350,159	$1,508,097

December 31, 2015
Pass	$62,978	$937,196	$8,514	$312,100	$1,320,788
Watch	4,931	71,830	0	37,670	114,431
OAEM	2,206	13,765	0	963	16,934
Substandard	6,780	29,232	0	7,072	43,084
Doubtful	1,125	896	0	1,093	3,114
Total	$78,020	$1,052,919	$8,514	$358,898	$1,498,351

The following tables present the credit risk profile of CTBI’s residential real estate and consumer loan portfolios based on performing or nonperforming status, segregated by class, as of December 31, 2016 and 2015:

(in thousands)	Real Estate Construction	Real Estate Mortgage	Home Equity	Consumer Direct	Consumer Indirect	Total
December 31, 2016
Performing	$57,803	$690,414	$90,489	$133,025	$444,054	$1,415,785
Nonperforming (1)	163	12,555	1,022	68	681	14,489
Total	$57,966	$702,969	$91,511	$133,093	$444,735	$1,430,274

December 31, 2015
Performing	$61,446	$695,743	$88,819	$126,170	$389,735	$1,361,913
Nonperforming (1)	304	12,131	631	236	395	13,697
Total	$61,750	$707,874	$89,450	$126,406	$390,130	$1,375,610
(1)  A loan is considered nonperforming if it is 90 days or more past due or on nonaccrual.

The total of consumer mortgage loans secured by real estate properties for which formal foreclosure proceedings are in process totaled $3.5 million at December 31, 2016 compared to $4.4 million at December 31, 2015.

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

The following table presents impaired loans, the average investment in impaired loans, and interest income recognized on impaired loans for the years ended December 31, 2016, 2015, and 2014:

	December 31, 2016
(in thousands)	Recorded Balance	Unpaid Contractual Principal Balance	Specific Allowance	Average Investment in Impaired Loans	*Interest Income Recognized
Loans without a specific valuation allowance:
Commercial construction	$4,102	$4,123	$0	$4,367	$218
Commercial secured by real estate	29,025	29,594	0	31,136	1,609
Commercial other	11,215	13,155	0	11,561	632
Real estate mortgage	1,483	1,483	0	1,691	52

Loans with a specific valuation allowance:
Commercial construction	1,507	1,509	213	2,290	0
Commercial secured by real estate	4,731	5,885	1,035	4,151	19
Commercial other	139	139	65	483	0

Totals:
Commercial construction	5,609	5,632	213	6,657	218
Commercial secured by real estate	33,756	35,479	1,035	35,287	1,628
Commercial other	11,354	13,294	65	12,044	632
Real estate mortgage	1,483	1,483	0	1,691	52
Total	$52,202	$55,888	$1,313	$55,679	$2,530

	December 31, 2015
(in thousands)	Recorded Balance	Unpaid Contractual Principal Balance	Specific Allowance	Average Investment in Impaired Loans	*Interest Income Recognized
Loans without a specific valuation allowance:
Commercial construction	$2,861	$2,862	$0	$4,574	$200
Commercial secured by real estate	30,761	32,166	0	30,605	1,378
Commercial other	7,500	9,148	0	8,802	316
Real estate mortgage	1,744	1,744	0	1,179	50

Loans with a specific valuation allowance:
Commercial construction	3,402	3,402	831	3,631	0
Commercial secured by real estate	2,660	2,768	1,227	2,349	7
Commercial other	960	1,153	403	836	1

Totals:
Commercial construction	6,263	6,264	831	8,205	200
Commercial secured by real estate	33,421	34,934	1,227	32,954	1,385
Commercial other	8,460	10,301	403	9,638	317
Real estate mortgage	1,744	1,744	0	1,179	50
Total	$49,888	$53,243	$2,461	$51,976	$1,952

	December 31, 2014
(in thousands)	Recorded Balance	Unpaid Contractual Principal Balance	Specific Allowance	Average Investment in Impaired Loans	*Interest Income Recognized
Loans without a specific valuation allowance:
Commercial construction	$5,653	$5,654	$0	$5,415	$205
Commercial secured by real estate	31,639	33,268	0	34,650	1,180
Commercial other	13,069	14,597	0	15,663	783
Real estate mortgage	1,277	1,277	0	1,507	53

Loans with a specific valuation allowance:
Commercial construction	3,974	3,974	734	4,216	0
Commercial secured by real estate	2,718	2,876	827	4,376	11
Commercial other	738	862	181	531	1

Totals:
Commercial construction	9,627	9,628	734	9,631	205
Commercial secured by real estate	34,357	36,144	827	39,026	1,191
Commercial other	13,807	15,459	181	16,194	784
Real estate mortgage	1,277	1,277	0	1,507	53
Total	$59,068	$62,508	$1,742	$66,358	$2,233

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

During 2016, certain loans were modified in troubled debt restructurings, where economic concessions were granted to borrowers consisting of reductions in the interest rates, payment extensions, forgiveness of principal, and forbearances.  Presented below, segregated by class of loans, are troubled debt restructurings that occurred during the years ended December 31, 2016 and 2015:

	Year Ended December 31, 2016
(in thousands)	Number of Loans	Term Modification	Rate Modification	Combination	Post-Modification Outstanding Balance
Commercial:
Commercial construction	1	$1,288	$0	$0	$1,288
Commercial secured by real estate	27	8,827	0	581	9,408
Commercial other	14	5,088	0	87	5,175
Residential:
Real estate mortgage	1	0	0	281	281
Total troubled debt restructurings	43	$15,203	$0	$949	$16,152

	Year Ended December 31, 2015
(in thousands)	Number of Loans	Term Modification	Rate Modification	Combination	Post-Modification Outstanding Balance
Commercial:
Commercial construction	3	$428	$0	$0	$428
Commercial secured by real estate	21	4,244	0	1,760	6,004
Commercial other	7	3,847	0	0	3,847
Residential:
Real estate mortgage	3	0	0	848	848
Total troubled debt restructurings	34	$8,519	$0	$2,608	$11,127

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

(in thousands)	Year Ended December 31, 2016
	Number of Loans	Recorded Balance
Commercial:
Commercial secured by real estate	1	$67
Commercial other	1	12
Total defaulted restructured loans	2	$79

(in thousands)	Year Ended December 31, 2015
	Number of Loans	Recorded Balance
Commercial:
Commercial secured by real estate	3	$114
Total defaulted restructured loans	3	$114

5.  Mortgage Banking and Servicing Rights

Mortgage banking activities primarily include residential mortgage originations and servicing.  As discussed in note 1 above, mortgage servicing rights (“MSRs”) are carried at fair market value.  The fair value is determined quarterly based on an independent third-party valuation using a discounted cash flow analysis and calculated using a computer pricing model.  The system used in this evaluation, Compass Point, attempts to quantify loan level idiosyncratic risk by calculating a risk derived value.  As a result, each loan’s unique characteristics determine the valuation assumptions ascribed to that loan.  Additionally, the computer valuation is based on key economic assumptions including the prepayment speeds of the underlying loans generated using the Andrew Davidson Prepayment Model, FHLMC/FNMA guidelines, the weighted average life of the loan, the discount rate, the weighted average coupon, and the weighted-average default rate, as applicable.  Along with the gains received from the sale of loans, fees are received for servicing loans.  These fees include late fees, which are recorded in interest income, and ancillary fees and monthly servicing fees, which are recorded in noninterest income.  Costs of servicing loans are charged to expense as incurred.  Changes in fair market value of the MSRs are reported as an increase or decrease to mortgage banking income.

The following table presents the components of mortgage banking income:

(in thousands) Year Ended December 31	2016	2015	2014
Net gain on sale of loans held for sale	$1,831	$1,978	$1,468
Net loan servicing income (expense)
Servicing fees	1,239	1,197	1,129
Late fees	78	88	112
Ancillary fees	322	212	149
Fair value adjustments	(324)	(289)	(830)
Net loan servicing income	1,315	1,208	560
Mortgage banking income	$3,146	$3,186	$2,028

Mortgage loans serviced for others are not included in the accompanying balance sheets.  Loans serviced for the benefit of others (primarily FHLMC) totaled $466 million, $458 million, and $441 million at December 31, 2016, 2015 and 2014, respectively.  Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors, and processing foreclosures.  Custodial escrow balances maintained in connection with the foregoing loan servicing, and included in demand deposits, were approximately $1.0 million, $1.0 million, and $0.9 million at December 31, 2016, 2015, and 2014, respectively.

Activity for capitalized mortgage servicing rights using the fair value method is as follows:

(in thousands)	2016	2015	2014
Fair value of MSRs, beginning of period	$3,236	$2,968	$3,424
New servicing assets created	521	557	374
Change in fair value during the period due to:
Time decay (1)	(175)	(168)	(162)
Payoffs (2)	(313)	(247)	(202)
Changes in valuation inputs or assumptions (3)	164	126	(466)
Fair value of MSRs, end of period	$3,433	$3,236	$2,968

(1)	Represents decrease in value due to regularly scheduled loan principal payments and partial loan paydowns.
(2)	Represents decrease in value due to loans that paid off during the period.
(3)	Represents change in value resulting from market-driven changes in interest rates.

The fair values of capitalized mortgage servicing rights were $3.4 million, $3.2 million, and $3.0 million at December 31, 2016, 2015, and 2014, respectively.  Fair values for the years ended December 31, 2016, 2015, and 2014 were determined by third-party valuations with a resulting 10.1% average discount rate over the last three years, respectively, and weighted average default rates of 3.02%, 2.64%, and 3.61%, respectively.  Prepayment speeds generated using the Andrew Davidson Prepayment Model averaged 9.5%, 10.0%, and 11.3% at December 31, 2016, 2015, and 2014, respectively.  MSR values are very sensitive to movement in interest rates as expected future net servicing income depends on the projected balance of the underlying loans, which can be greatly impacted by the level of prepayments.  CTBI does not currently hedge against changes in the fair value of its MSR portfolio.

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

Activity for related party extensions of credit during 2016 and 2015 is as follows:

(in thousands)	2016	2015
Related party extensions of credit, beginning of period	$29,224	$37,473
New loans and advances on lines of credit	2,456	867
Repayments	(4,599)	(9,116)
Related party extensions of credit, end of period	$27,081	$29,224

The aggregate balances of related party deposits at December 31, 2016 and 2015 were $15.5 million and $12.5 million, respectively.

A director of CTBI is a shareholder in a law firm that provided services to CTBI and its subsidiaries during the years 2016, 2015, and 2014.  Approximately $1.0 million in legal fees and $0.1 million in expenses paid on behalf of CTBI, $1.1 million total, were paid to this law firm during 2016.  Approximately $1.2 million in legal fees and $0.1 million in expenses, $1.3 million total, were paid during 2015, and approximately $1.0 million in legal fees and $0.1 million in expenses, $1.1 million in total, were paid during 2014.

7.  Allowance for Loan and Lease Losses

The following tables present the balance in the allowance for loan and lease losses (“ALLL”) and the recorded investment in loans based on portfolio segment and impairment method as of December 31, 2016, 2015, and 2014:

2016
(in thousands)	Commercial Construction	Commercial Secured by Real Estate	Equipment Lease Financing	Commercial Other	Real Estate Construction	Real Estate Mortgage	Home Equity	Consumer Direct	Consumer Indirect	Total
ALLL
Balance, beginning of year	$2,199	$14,434	$79	$4,225	$550	$6,678	$839	$1,594	$5,496	$36,094
Provision charged to expense	(1,035)	1,220	(37)	2,128	264	291	(20)	912	4,149	7,872
Losses charged off	(316)	(1,641)	0	(2,136)	(192)	(1,043)	(54)	(1,236)	(5,050)	(11,668)
Recoveries	36	178	0	439	7	101	9	615	2,250	3,635
Balance, end of year	$884	$14,191	$42	$4,656	$629	$6,027	$774	$1,885	$6,845	$35,933

Ending balance:
Individually evaluated for impairment	$213	$1,035	$0	$65	$0	$0	$0	$0	$0	$1,313
Collectively evaluated for impairment	$671	$13,156	$42	$4,591	$629	$6,027	$774	$1,885	$6,845	$34,620

Loans
Ending balance:
Individually evaluated for impairment	$5,609	$33,756	$0	$11,354	$0	$1,483	$0	$0	$0	$52,202
Collectively evaluated for impairment	$61,389	$1,051,672	$5,512	$338,805	$57,966	$701,486	$91,511	$133,093	$444,735	$2,886,169

2015
(in thousands)	Commercial Construction	Commercial Secured by Real Estate	Equipment Lease Financing	Commercial Other	Real Estate Construction	Real Estate Mortgage	Home Equity	Consumer Direct	Consumer Indirect	Total
ALLL
Balance, beginning of year	$2,896	$13,618	$119	$4,263	$534	$6,094	$756	$1,574	$4,593	$34,447
Provision charged to expense	(707)	2,135	(40)	1,338	147	1,888	158	891	2,840	8,650
Losses charged off	(3)	(1,379)	0	(1,961)	(135)	(1,421)	(129)	(1,306)	(3,536)	(9,870)
Recoveries	13	60	0	585	4	117	54	435	1,599	2,867
Balance, end of year	$2,199	$14,434	$79	$4,225	$550	$6,678	$839	$1,594	$5,496	$36,094

Ending balance:
Individually evaluated for impairment	$831	$1,227	$0	$403	$0	$0	$0	$0	$0	$2,461
Collectively evaluated for impairment	$1,368	$13,207	$79	$3,822	$550	$6,678	$839	$1,594	$5,496	$33,633

Loans
Ending balance:
Individually evaluated for impairment	$6,263	$33,421	$0	$8,460	$0	$1,744	$0	$0	$0	$49,888
Collectively evaluated for impairment	$71,757	$1,019,498	$8,514	$350,438	$61,750	$706,130	$89,450	$126,406	$390,130	$2,824,073

2014
(in thousands)	Commercial Construction	Commercial Secured by Real Estate	Equipment Lease Financing	Commercial Other	Real Estate Construction	Real Estate Mortgage	Home Equity	Consumer Direct	Consumer Indirect	Total
ALLL
Balance, beginning of year	$3,396	$14,535	$121	$5,238	$397	$4,939	$601	$1,127	$3,654	$34,008
Provision charged to expense	(513)	941	(2)	1,545	258	2,173	265	1,207	2,881	8,755
Losses charged off	(15)	(2,163)	0	(3,141)	(123)	(1,058)	(115)	(1,326)	(3,495)	(11,436)
Recoveries	28	305	0	621	2	40	5	566	1,553	3,120
Balance, end of year	$2,896	$13,618	$119	$4,263	$534	$6,094	$756	$1,574	$4,593	$34,447

Ending balance:
Individually evaluated for impairment	$734	$827	$0	$181	$0	$0	$0	$0	$0	$1,742
Collectively evaluated for impairment	$2,162	$12,791	$119	$4,082	$534	$6,094	$756	$1,574	$4,593	$32,705

Loans
Ending balance:
Individually evaluated for impairment	$9,627	$34,357	$0	$13,807	$0	$1,277	$0	$0	$0	$59,068
Collectively evaluated for impairment	$112,315	$914,269	$10,344	$338,241	$62,412	$711,188	$88,335	$122,136	$315,516	$2,674,756

8.  Premises and Equipment

Premises and equipment are summarized as follows:

(in thousands) December 31	2016	2015
Land and buildings	$78,086	$76,709
Leasehold improvements	4,886	4,793
Furniture, fixtures, and equipment	36,831	35,382
Construction in progress	769	196
Total premises and equipment	120,572	117,080
Less accumulated depreciation and amortization	(72,632)	(68,892)
Premises and equipment, net	$47,940	$48,188

Depreciation and amortization of premises and equipment for 2016, 2015, and 2014 was $3.7 million, $3.7 million, and $4.1 million, respectively.

9.  Other Real Estate Owned

Activity for other real estate owned was as follows:

(in thousands)	2016	2015
Beginning balance of other real estate owned	$40,674	$36,776
New assets acquired	5,900	18,850
Capitalized costs	0	85
Fair value adjustments	(1,214)	(1,656)
Sale of assets	(9,504)	(13,381)
Ending balance of other real estate owned	$35,856	$40,674

Carrying costs and fair value adjustments associated with foreclosed properties were $2.9 million, $3.5 million, and $3.9 million for 2016, 2015, and 2014, respectively.  See note 1 for a description of our accounting policies relative to foreclosed properties and other real estate owned.

The major classifications of foreclosed properties are shown in the following table:

(in thousands) December 31	2016	2015
1-4 family	$6,210	$7,493
Agricultural/farmland	93	116
Construction/land development/other	20,778	22,570
Multifamily	270	833
Non-farm/non-residential	8,505	9,662
Total foreclosed properties	$35,856	$40,674

10.  Deposits

Major classifications of deposits are categorized as follows:

(in thousands) December 31	2016	2015
Noninterest bearing deposits	$767,918	$749,975
NOW accounts	45,872	44,567
Money market deposits	649,917	614,911
Savings	404,558	382,131
Certificates of deposit and other time deposits of $100,000 or more	651,882	606,859
Certificates of deposit and other time deposits less than $100,000	561,161	582,339
Total deposits	$3,081,308	$2,980,782

Certificates of deposit and other time deposits of $250,000 or more at December 31, 2016 and 2015 were $228.6 million and $190.6 million, respectively.

Maturities of certificates of deposits and other time deposits are presented below:

	Maturities by Period at December 31, 2016
(in thousands)	Total	Within 1 Year	2 Years	3 Years	4 Years	5 Years	After 5 Years
Certificates of deposit and other time deposits of $100,000 or more	$651,882	$516,384	$56,494	$23,180	$24,074	$31,750	$0
Certificates of deposit and other time deposits less than $100,000	561,161	471,912	38,109	17,628	13,354	19,830	328
Total maturities	$1,213,043	$988,296	$94,603	$40,808	$37,428	$51,580	$328

11.  Borrowings

Short-term debt is categorized as follows:

(in thousands) December 31	2016	2015
Repurchase agreements	$251,065	$251,225
Federal funds purchased	4,816	3,596
Total short-term debt	$255,881	$254,821

All federal funds purchased mature and reprice daily.  See note 12 for information regarding the maturities of our repurchase agreements.  The average rates paid for federal funds purchased and repurchase agreements on December 31, 2016 were 0.54% and 0.51%, respectively.

The maximum balance for repurchase agreements at any month-end during 2016 occurred at October 31, 2016, with a month-end balance of $264.5 million.  The average balance of repurchase agreements for the year was $256.6 million.

On October 5, 2016, Community Trust Bancorp, Inc. entered into a revolving credit promissory note for a line of credit in the amount of $12 million at a floating interest rate of 2.00% in excess of the one-month LIBOR Rate, with an unused commitment fee of 0.15%.  Currently, all $12 million remain available for general corporate purposes.  The agreement, which was effective October 5, 2016, replaced the agreement dated November 2, 2015, and will mature on October 31, 2017.

Long-term debt is categorized as follows:

(in thousands) December 31	2016	2015
Junior subordinated debentures, 2.52%, due 6/1/37	$61,341	$61,341

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

On November 29, 2016, the coupon rate was set at 2.52% for the March 1, 2017 distribution date, which was based on the three-month LIBOR rate as of November 29, 2016 of 0.93% plus 1.59%.

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

We monitor collateral levels on a continuous basis and maintain records of each transaction specifically describing the applicable security and the counterparty’s fractional interest in that security, and we segregate the security from its general assets in accordance with regulations governing custodial holdings of securities.  The primary risk with our repurchase agreements is market risk associated with the securities securing the transactions, as we may be required to provide additional collateral based on fair value changes of the underlying securities.  Securities pledged as collateral under repurchase agreements are maintained with our safekeeping agents.  The carrying value of investment securities available for sale pledged as collateral under repurchase agreements totaled $302.3 million and $288.1 million at December 31, 2016 and December 31, 2015, respectively.

The remaining contractual maturity of the securities sold under agreements to repurchase by class of collateral pledged included in the accompanying consolidated balance sheets as of December 31, 2016 and December 31, 2015 is presented in the following tables:

	December 31, 2016
	Remaining Contractual Maturity of the Agreements
(in thousands)	Overnight and Continuous	Up to 30 days	30-90 days	Greater Than 90 days	Total
Repurchase agreements and repurchase-to-maturity transactions:
U.S. Treasury and government agencies	$17,249	$0	$14,349	$73,076	$104,674
State and political subdivisions	55,354	0	1,998	10,272	67,624
U.S. government sponsored agency mortgage-backed securities	23,386	0	8,003	47,378	78,767
Total	$95,989	$0	$24,350	$130,726	$251,065

	December 31, 2015
	Remaining Contractual Maturity of the Agreements
(in thousands)	Overnight and Continuous	Up to 30 days	30-90 days	Greater Than 90 days	Total
Repurchase agreements and repurchase-to-maturity transactions:
U.S. Treasury and government agencies	$19,184	$0	$10,401	$48,695	$78,280
State and political subdivisions	58,676	494	1,656	9,159	69,985
U.S. government sponsored agency mortgage-backed securities	27,810	6	12,278	62,866	102,960
Total	$105,670	$500	$24,335	$120,720	$251,225

13.  Advances from Federal Home Loan Bank

Federal Home Loan Bank advances consisted of the following monthly amortizing and term borrowings at December 31:

(in thousands)	2016	2015
Monthly amortizing	$944	$1,056
Term	0	100,000
Total FHLB advances	$944	$101,056

The advances from the FHLB that require monthly principal payments were due for repayment as follows:

	Principal Payments Due by Period at December 31, 2016
(in thousands)	Total	Within 1 Year	2 Years	3 Years	4 Years	5 Years	After 5 Years
Outstanding advances, weighted average interest rate – 1.33%	$944	$106	$404	$20	$20	$20	$374

At December 31, 2015, CTBI had monthly amortizing FHLB advances totaling $1.1 million at a weighted average interest rate of 1.53%.

CTBI utilizes the FHLB cash management advance to facilitate any short-term funding needs.  These short-term advances typically have a two-week maturity and require the total payment to be made at maturity.  At December 31, 2016, there were no short-term advances.  At December 31, 2015, CTBI had a $100.0 million term advance with a fixed interest rate of 0.34% and a maturity date of January 6, 2016.

Advances totaling $0.9 million at December 31, 2016 were collateralized by FHLB stock of $17.9 million and a blanket lien on qualifying 1-4 family first mortgage loans.  As of December 31, 2016, CTBI had a $522.8 million FHLB borrowing capacity with $0.9 million in advances and $226.1 million in letters of credit used for public fund pledging leaving $295.8 million available for additional advances.  The advances had fixed interest rates ranging from 0.00% to 6.03% with a weighted average rate of 1.33%.  The advances are subject to restrictions or penalties in the event of prepayment.

14.  Income Taxes

The components of the provision for income taxes, exclusive of tax effect of unrealized securities gains and losses, are as follows:

(in thousands)	2016	2015	2014
Current income tax expense	$18,417	$18,416	$20,194
Deferred income tax expense (benefit)	701	115	(1,048)
Total income tax expense	$19,118	$18,531	$19,146

A reconciliation of income tax expense at the statutory rate to our actual income tax expense is shown below:

(in thousands)	2016		2015		2014
Computed at the statutory rate	$23,262	35.00%	$22,737	35.00%	$21,839	35.00%
Adjustments resulting from:
Tax-exempt interest	(1,289)	(1.94)	(1,275)	(1.96)	(1,204)	(1.93)
Housing and new markets credits	(2,680)	(4.03)	(2,692)	(4.14)	(1,076)	(1.72)
Dividends received deduction	(136)	(0.20)	(128)	(0.20)	(178)	(0.29)
Bank owned life insurance	(518)	(0.78)	(549)	(0.84)	(503)	(0.81)
ESOP dividend deduction	(313)	(0.47)	(298)	(0.46)	(284)	(0.46)
Other, net	792	1.18	736	1.13	552	0.89
Total	$19,118	28.76%	$18,531	28.53%	$19,146	30.68%

The components of the net deferred tax liability as of December 31 are as follows:

(in thousands)	2016	2015
Deferred tax assets:
Allowance for loan and lease losses	$12,577	$12,633
Interest on nonperforming loans	806	806
Accrued expenses	1,883	2,087
Allowance for other real estate owned	1,898	2,185
Unrealized losses on available-for-sale securities	1,241	0
Other	282	665
Total deferred tax assets	18,687	18,376

Deferred tax liabilities:
Depreciation and amortization	(20,287)	(20,150)
FHLB stock dividends	(3,460)	(3,460)
Loan fee income	(536)	(552)
Mortgage servicing rights	(1,202)	(1,133)
Capitalized lease obligations	(65)	(211)
Unrealized gains on AFS securities	0	(544)
Limited partnership investments	(411)	(650)
Other	(562)	(596)
Total deferred tax liabilities	(26,523)	(27,296)

Net deferred tax liability	$(7,836)	$(8,920)

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

With a few exceptions, CTBI is no longer subject to U.S. federal tax examinations by tax authorities for years before 2013, and state and local income tax examinations by tax authorities for years before 2012.  For federal tax purposes, CTBI recognizes interest and penalties on income taxes as a component of income tax expense.

CTBI files consolidated income tax returns with its subsidiaries.

15.  Employee Benefits

CTBI maintains two separate retirement savings plans, a 401(k) Plan and an Employee Stock Ownership Plan ("ESOP").

The 401(k) Plan is available to all employees (age 21 and over) with one year of service and who work at least 1,000 hours per year.  Participants in the plan have the option to contribute from 1% to 20% of their annual compensation.  CTBI matches 50% of participant contributions up to 4% of gross pay. CTBI may at its discretion, contribute an additional percentage of covered employees' compensation.  CTBI's matching contributions were $1.0 million for the years ended December 31, 2016, 2015, and 2014.  The 401(k) Plan owned 482,426, 515,062, and 503,082 shares of CTBI's common stock at December 31, 2016, 2015, and 2014, respectively.  Substantially all shares owned by the 401(k) were allocated to employee accounts on those dates. The market price of the shares at the date of allocation is essentially the same as the market price at the date of purchase.

The ESOP Plan has the same entrance requirements as the 401(k) Plan above.  CTBI currently contributes 4% of covered employees' gross compensation to the ESOP.  The ESOP uses the contributions to acquire shares of CTBI's common stock.  CTBI's contributions to the ESOP were $1.5 million for the years ended December 31, 2016, 2015, and 2014.  The ESOP owned 788,308, 765,630, and 752,710 shares of CTBI's common stock at December 31, 2016, 2015, and 2014, respectively.  Substantially all shares owned by the ESOP were allocated to employee accounts on those dates.  The market price of the shares at the date of allocation is essentially the same as the market price at the date of purchase.

Stock-Based Compensation:

As of December 31, 2016, CTBI maintained one active and two inactive incentive stock ownership plans covering key employees.  The 2015 Stock Ownership Incentive Plan (“2015 Plan”) was approved by the Board of Directors and the Shareholders in 2015.  The 2006 Stock Ownership Incentive Plan (“2006 Plan”) was approved by the Board of Directors and the Shareholders in 2006.  The 2006 Plan was rendered inactive as of April 28, 2015.  The 1998 Stock Option Plan (“1998 Plan”) was approved by the Board of Directors and the Shareholders in 1998.  The 1998 Plan was rendered inactive as of April 26, 2006.  The 2015 Plan has 550,000 shares authorized, 540,131 of which were available at December 31, 2016.  Shares issuable pursuant to awards which were granted under the prior plans on or before their respective expiration or termination dates will be issued from the remaining shares reserved for issuance under the prior plans. The shares of common stock reserved for issuance under the prior plans in excess of the number of shares as to which options or other benefits are awarded thereunder, and any shares as to which options or other benefits granted under the prior plans may lapse, expire, terminate or be canceled, will not be reserved and available for issuance or reissuance under the 2015 Plan.   In January 2016, 18,069 shares were issued under the terms of the 2015 Plan pursuant to awards granted and earned under the 2006 Plan.  Accordingly, this issuance did not reduce the shares available under the 2015 Plan.  Additional shares will not be issued under the 2015 Plan pursuant to awards granted under the 2006 Plan.  The following table provides detail of the number of shares to be issued upon exercise of outstanding stock-based awards and remaining shares available for future issuance under all of CTBI's equity compensation plans as of December 31, 2016:

Plan Category (shares in thousands)	Number of Shares to Be Issued Upon Exercise	Weighted Average Price	Shares Available for Future Issuance
Equity compensation plans approved by shareholders:
Stock options	71	$30.36	540	(a)
Restricted stock	(c)	(b)	(a)
Performance units	(d)	(b)	(a)
Stock appreciation rights (“SARs”)	(e)	(b)	(a)
Total			540

(a)
Under the 2015 Plan, 550,000 shares are authorized for issuance; 10,000 have been issued as of December 31, 2016.  In January of 2016, 18,069 restricted stock shares were issued under the terms of the 2015 Plan pursuant to awards granted under the 2006 Plan. Additional shares will not be issued pursuant to awards granted from prior plans.

(b)	Not applicable
(c)	The maximum number of shares of restricted stock that may be granted is 550,000 shares, and the maximum that may be granted to a participant during any calendar year is 75,000 shares.
(d)
No performance units payable in stock had been issued as of December 31, 2016.  The maximum payment that can be made pursuant to performance units granted to any one participant in any calendar year shall be $1,000,000.

(e)	No SARS have been issued. The maximum number of shares with respect to which SARs may be granted to a participant during any calendar year shall be 100,000 shares.

The following table details the shares available for future issuance under the 2015 Plan at December 31, 2016.

Plan Category	Shares Available for Future Issuance
Shares available at January 1, 2016	550,000
Stock option issuances	(10,000)
Restricted stock issuances	0
Forfeitures	131
Shares available for future issuance	540,131

CTBI uses a Black-Scholes option pricing model with the following weighted average assumptions, which are evaluated and revised as necessary, in estimating the grant-date fair value of each option grant for the year end:

	2016	2015	2014
Expected option life (in years)	7.5	7.5	7.5
Expected volatility	34.34%	43.11%	43.32%
Expected dividend yield	3.70%	3.72%	3.40%
Risk-free interest rate	1.45%	1.54%	2.01%

The expected option life is derived from the “safe-harbor” rules for estimating option life in ASC 718, Share-Based Payment.  The expected volatility is based on historical volatility of the stock using a historical look back that approximates the expected life of the option grant.  The interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant.  CTBI's stock-based compensation expense for the years 2016, 2015, and 2014 was $0.5 million, $0.8 million, and $0.9 million, respectively.  Included in stock-based compensation expense were dividends paid on restricted stock shares in the amount of $37 thousand, $80 thousand, and $121 thousand, respectively, for the same periods.

The 2015 Plan:

CTBI’s stock option activity for the 2015 Plan for the year ended December 31, 2016 is summarized as follows:

December 31	2016
	Options	Weighted Average Exercise Price
Outstanding at beginning of year	0	--
Granted	10,000	$33.55
Exercised	0	--
Forfeited/expired	0	--
Outstanding at end of year	10,000	$33.55

Exercisable at end of year	0	--

A summary of the status of CTBI’s 2015 Plan for nonvested options as of December 31, 2016, and changes during the year ended December 31, 2016, is presented as follows:

Nonvested Options	Options	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2016	0	--
Granted	10,000	$6.82
Vested	0	--
Forfeited	0	--
Nonvested at December 31, 2016	10,000	$6.82

The weighted average remaining contractual term in years of the options outstanding at December 31, 2016 was 9.1 years.

The weighted-average fair value of options granted from the 2015 Plan during the year 2016 was $0.07 million, or $6.82 per share.

The following table shows the intrinsic values of options exercised, exercisable, and outstanding for the 2015 Plan for the years ended December 31, 2016:

(in thousands)	2016
Options exercised	--
Options exercisable	--
Outstanding options	$161

The following table shows restricted stock activity for the 2015 Plan for the year ended December 31, 2016:

December 31	2016
	Grants	Weighted Average Fair Value at Grant
Outstanding at beginning of year	0	$--
Granted*	18,069	33.55
Vested	(442)	33.55
Forfeited	(131)	33.55
Outstanding at end of year	17,496	$33.55

* Issued under the terms of the 2015 Plan pursuant to awards granted and earned under the 2006 Plan.

The 2006 Plan:

CTBI’s stock option activity for the 2006 Plan for the years ended December 31, 2016, 2015, and 2014 is summarized as follows:

December 31	2016		2015		2014
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of year	118,574	$32.36	98,821	$32.35	97,047	$32.29
Granted	0	--	20,000	32.27	10,000	34.75
Exercised	(57,423)	35.02	(247)	24.12	(5,757)	34.62
Forfeited/expired	(110)	35.41	0	--	(2,469)	34.29
Outstanding at end of year	61,041	$29.84	118,574	$32.36	98,821	$32.35

Exercisable at end of year	30,629	$26.64	87,749	$32.12	86,264	$32.25

A summary of the status of CTBI’s 2006 Plan for nonvested options as of December 31, 2016, and changes during the year ended December 31, 2016, is presented as follows:

Nonvested Options	Options	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2016	30,825	$7.02
Granted	0	--
Vested	(413)	8.23
Forfeited	0	--
Nonvested at December 31, 2016	30,412	$7.00

The weighted average remaining contractual term in years of the options outstanding at December 31, 2016 was 4.6 years.

There were no options granted from the 2006 Plan for the year 2016.  The weighted-average fair value of options granted from the 2006 Plan during the years 2015 and 2014 were $0.13 million or $6.60 per share and $0.08 million or $7.76 per share; respectively.

The following table shows the intrinsic values of options exercised, exercisable, and outstanding for the 2006 Plan for the years ended December 31, 2016, 2015, and 2014:

(in thousands)	2016	2015	2014
Options exercised	$139	$3	$11
Options exercisable	703	275	376
Outstanding options	1,206	334	421

The following table shows restricted stock activity for the years ended December 31, 2016, 2015, and 2014:

December 31	2016		2015		2014
	Grants	Weighted Average Fair Value at Grant	Grants	Weighted Average Fair Value at Grant	Grants	Weighted Average Fair Value at Grant
Outstanding at beginning of year	64,735	$28.92	101,309	$26.19	107,511	$25.91
Granted	0	--	10,582	32.27	4,561	37.85
Vested	(52,521)	28.01	(46,482)	23.66	(8,949)	28.35
Forfeited	(225)	32.52	(674)	33.31	(1,814)	28.38
Outstanding at end of year	11,989	$32.85	64,735	$28.92	101,309	$26.19

The 1998 Plan:

CTBI’s stock option activity for the 1998 Plan for the years ended December 31, 2016, 2015, and 2014 is summarized as follows:

December 31	2016		2015		2014
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of year	2,980	$29.49	43,960	$29.43	78,066	$28.91
Granted	0	--	0	--	0	--
Exercised	(2,980)	29.49	(40,980)	29.42	(34,106)	28.25
Forfeited/expired	0	--	0	--	0	--
Outstanding at end of year	0	--	2,980	$29.49	43,960	$29.43

Exercisable at end of year	0	--	2,980	$29.49	43,960	$29.43

There were no options outstanding in the 1998 Plan at December 31, 2016.

The following table shows the intrinsic values of options exercised, exercisable, and outstanding for the 1998 Plan for the years ended December 31, 2016, 2015, and 2014:

(in thousands)	2016	2015	2014
Options exercised	$13	$241	$270
Options exercisable	0	16	316
Outstanding options	0	16	316

There were no nonvested options in the 1998 Plan for the years December 31, 2016, 2015, and 2014.

The following table shows the unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the plans at December 31, 2016, 2015, and 2014 and the total grant-date fair value of shares vested, cash received from option exercises under all share-based payment arrangements, and the actual tax benefit realized for the tax deductions from option exercises of the share-based payment arrangements for the years ended December 31, 2016, 2015, and 2014.

(in thousands)	2016	2015	2014
Unrecognized compensation cost of unvested share-based compensation arrangements granted under the plan at year-end	$835	$495	$861
Grant date fair value of shares vested for the year	1,490	1,111	343
Cash received from option exercises under all share-based payment arrangements for the year	2,099	1,212	1,163
Tax benefit realized for the tax deductions from option exercises of the share-based payment arrangements for the year	3	82	93

The unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the plans at December 31, 2016 is expected to be recognized over a weighted-average period of 2.9 years.

16.  Operating Leases

Certain premises and equipment are leased under operating leases.  Additionally, certain premises are leased or subleased to third parties.  These leases generally contain renewal options and require CTBI to pay all executory costs, such as taxes, maintenance fees, and insurance.  Minimum non-cancellable rental payments and rental receipts are as follows:

(in thousands)	Payments	Receipts
2017	$2,010	$561
2018	1,501	350
2019	943	261
2020	725	227
2021	610	147
Thereafter	3,089	81
Total	$8,878	$1,627

Rental expense net of rental income under operating leases was $1.3 million for 2016, $1.3 million for 2015, and $1.3 million for 2014.

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

Recurring Measurements

The following tables present the fair value measurements of assets recognized in the accompanying balance sheets measured at fair value on a recurring basis as of December 31, 2016 and December 31, 2015 and indicate the level within the fair value hierarchy of the valuation techniques.

(in thousands)		Fair Value Measurements at December 31, 2016 Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets measured – recurring basis
Available-for-sale securities:
U.S. Treasury and government agencies	$222,464	$44,934	$177,530	$0
State and political subdivisions	133,516	0	133,516	0
U.S. government sponsored agency mortgage-backed securities	225,056	0	225,056	0
CRA investment funds	24,358	24,358	0	0
Mortgage servicing rights	3,433	0	0	3,433

(in thousands)		Fair Value Measurements at December 31, 2015 Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets measured – recurring basis
Available-for-sale securities:
U.S. Treasury and government agencies	$239,394	$44,702	$194,692	$0
State and political subdivisions	129,215	0	129,215	0
U.S. government sponsored agency mortgage-backed securities	201,576	0	201,576	0
CRA investment funds	24,751	24,751	0	0
Mortgage servicing rights	3,236	0	0	3,236

Following is a description of the valuation methodologies and inputs used for assets measured at fair value on a recurring basis and recognized in the accompanying balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy.  These valuation methodologies were applied to all of CTBI’s financial assets carried at fair value.  CTBI had no liabilities measured and recorded at fair value as of December 31, 2016 and December 31, 2015.  There have been no significant changes in the valuation techniques during the year ended December 31, 2016.  For assets classified within Level 3 of the fair value hierarchy, the process used to develop the reported fair value is described below.

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

In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy.  Fair value determinations for Level 3 measurements are estimated on a quarterly basis where assumptions used are reviewed to ensure the estimated fair value complies with accounting standards generally accepted in the United States.  As of December 31, 2016, CTBI does not own any securities valued using Level 3 inputs.

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

Transfers between Levels

There were no transfers between Levels 1, 2, and 3 as of December 31, 2016.

Level 3 Reconciliation

Following is a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the accompanying balance sheet using significant unobservable (Level 3) inputs:

Mortgage Servicing Rights

(in thousands)	2016	2015
Beginning balance	$3,236	$2,968
Total recognized gains (losses)
Included in net income	164	126
Issues	521	557
Settlements	(488)	(415)
Ending balance	$3,433	$3,236

Total gains (losses) for the period included in net income attributable to the change in unrealized gains or losses related to assets still held at the reporting date	$164	$126

Realized and unrealized gains and losses for items reflected in the table above are included in net income in the consolidated statements of income as follows:

Noninterest Income

(in thousands)	2016	2015
Total losses	$(324)	$(289)

Nonrecurring Measurements

The following tables present the fair value measurements of assets recognized in the accompanying balance sheets measured at fair value on a nonrecurring basis as of December 31, 2016 and December 31, 2015 and indicate the level within the fair value hierarchy of the valuation techniques.

(in thousands)		Fair Value Measurements at December 31, 2016 Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets measured – nonrecurring basis
Impaired loans (collateral dependent)	$5,506	$0	$0	$5,506
Other real estate/assets owned	4,388	0	0	4,388

(in thousands)		Fair Value Measurements at December 31, 2015 Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets measured – nonrecurring basis
Impaired loans (collateral dependent)	$3,192	$0	$0	$3,192
Other real estate/assets owned	6,798	0	0	6,798

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

Loans considered impaired under ASC 310-35, Impairment of a Loan, are loans for which, based on current information and events, it is probable that the creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement.  Impaired loans are subject to nonrecurring fair value adjustments to reflect subsequent (i) partial write-downs that are based on the observable market price or current appraised value of the collateral or (ii) the full charge-off of the loan carrying value.  Fair value adjustments on impaired loans disclosed above were $0.6 million and $1.8 million for the years ended December 31, 2016 and December 31, 2015, respectively.

Other Real Estate Owned

In accordance with the provisions of ASC 360, Property, Plant, and Equipment, other real estate owned (OREO) is carried at the lower of fair value at acquisition date or current estimated fair value, less estimated cost to sell when the real estate is acquired.  Estimated fair value of OREO is based on appraisals or evaluations.  OREO is classified within Level 3 of the fair value hierarchy.  Long-lived assets are subject to nonrecurring fair value adjustments to reflect subsequent partial write-downs that are based on the observable market price or current appraised value of the collateral.  Fair value adjustments on other real estate/assets owned were $1.2 million and $1.7 million for the years ended December 31, 2016 and December 31, 2015, respectively.

Our policy for determining the frequency of periodic reviews is based upon consideration of the specific properties and the known or perceived market fluctuations in a particular market and is typically between 12 and 18 months but generally not more than 24 months.  Appraisers are selected from the list of approved appraisers maintained by management.

Unobservable (Level 3) Inputs

The following tables present quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements at December 31, 2016 and December 31, 2015.

(in thousands)	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at December 31, 2016	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Mortgage servicing rights	$3,433	Discount cash flows, computer pricing model	Constant prepayment rate	7.0% - 27.0% (9.5%)
			Probability of default	0.0% - 100.0% (3.0%)
			Discount rate	10.0% - 11.5% (10.1%)

Impaired loans (collateral-dependent)	$5,506	Market comparable properties	Marketability discount	0.0% - 100.0% (33.7%)

Other real estate owned	$4,388	Market comparable properties	Comparability adjustments	10.0% - 100.0% (14.9%)

(in thousands)	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at December 31, 2015	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Mortgage servicing rights	$3,236	Discount cash flows, computer pricing model	Constant prepayment rate	6.1% - 22.4% (10.0%)
			Probability of default	0.0% - 100.0% (2.6%)
			Discount rate	10.0% - 11.5% (10.1%)

Impaired loans (collateral-dependent)	$3,192	Market comparable properties	Marketability discount	0.0% - 76.7% (26.8%)

Other real estate owned	$6,798	Market comparable properties	Comparability adjustments	5.0% - 51.8% (11.7%)

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

Fair Value of Financial Instruments

The following table presents estimated fair value of CTBI’s financial instruments as of December 31, 2016 and indicates the level within the fair value hierarchy of the valuation techniques.
(in thousands)		Fair Value Measurements at December 31, 2016 Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$144,716	$144,716	$0	$0
Certificates of deposit in other banks	980	0	982	0
Securities available-for-sale	605,394	69,292	536,102	0
Securities held-to-maturity	866	0	867	0
Loans held for sale	1,244	1,260	0	0
Loans, net	2,902,438	0	0	2,882,348
Federal Home Loan Bank stock	17,927	0	17,927	0
Federal Reserve Bank stock	4,887	0	4,887	0
Accrued interest receivable	11,922	0	11,922	0
Mortgage servicing rights	3,433	0	0	3,433

Financial liabilities:
Deposits	$3,081,308	$767,918	$2,321,690	$0
Repurchase agreements	251,065	0	0	250,820
Federal funds purchased	4,816	0	4,816	0
Advances from Federal Home Loan Bank	944	0	1,009	0
Long-term debt	61,341	0	0	49,073
Accrued interest payable	1,200	0	1,200	0

Unrecognized financial instruments:
Letters of credit	$0	$0	$0	$0
Commitments to extend credit	0	0	0	0
Forward sale commitments	0	0	0	0

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

At December 31, CTBI had the following off-balance sheet financial instruments, whose approximate contract amounts represent additional credit risk to CTBI:

(in thousands)	2016	2015
Standby letters of credit	$29,917	$28,143
Commitments to extend credit	570,467	455,273
Total off-balance sheet financial instruments	$600,384	$483,416

Standby letters of credit represent conditional commitments to guarantee the performance of a third party.  The credit risk involved is essentially the same as the risk involved in making loans.  At December 31, 2016, we maintained a credit loss reserve recorded in other liabilities of approximately $5 thousand relating to these financial standby letters of credit.  The reserve coverage calculation was determined using essentially the same methodology as used for the allowance for loan and lease losses.  Approximately 74% of the total standby letters of credit are secured, with $18.6 million of the total $29.9 million secured by cash.  Collateral for the remaining secured standby letters of credit varies but is comprised primarily of accounts receivable, inventory, property, equipment, and income-producing properties.

Commitments to extend credit are agreements to originate loans to customers as long as there is no violation of any condition of the contract.  At December 31, 2016, a credit loss reserve recorded in other liabilities of $275 thousand was maintained relating to these commitments.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since a portion of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  Each customer’s creditworthiness is evaluated on a case-by-case basis.  The amount of collateral obtained, if deemed necessary, is based on management’s credit evaluation of the counterparty.  Collateral held varies, but may include accounts receivable, inventory, property, plant and equipment, commercial real estate, and residential real estate.  A portion of the commitments is to extend credit at fixed rates.  Fixed rate loan commitments at December 31, 2016 of $62.8 million had interest rates ranging predominantly from 3.00% to 5.00%, respectively, and terms predominantly two years or less.  These credit commitments were based on prevailing rates, terms, and conditions applicable to other loans being made at December 31, 2016.

Included in our commitments to extend credit are mortgage loans in the process of origination which are intended for sale to investors in the secondary market.  These forward sale commitments are on an individual loan basis that CTBI originates as part of its mortgage banking activities.  CTBI commits to sell the loans at specified prices in a future period, typically within 60 days.  These commitments are acquired to reduce market risk on mortgage loans in the process of origination and mortgage loans held for sale since CTBI is exposed to interest rate risk during the period between issuing a loan commitment and the sale of the loan into the secondary market.  Total mortgage loans in the process of origination amounted to $2.9 million and $3.2 million at December 31, 2016 and 2015, respectively, and mortgage loans held for sale amounted to $1.2 million for the years ended December 31, 2016 and 2015, respectively.

19.  Concentrations of Credit Risk

CTBI’s banking activities include granting commercial, residential, and consumer loans to customers primarily located in eastern, northeastern, central, and south central Kentucky, southern West Virginia, and northeastern Tennessee.  CTBI is continuing to manage all components of its portfolio mix in a manner to reduce risk from changes in economic conditions. Concentrations of credit, as defined for regulatory purposes, are reviewed quarterly by management to ensure that internally established limits based on Tier 1 Capital plus the allowance for loan and lease losses are not exceeded.  At December 31, 2016 and 2015, our concentrations of lessors of non-residential buildings credits were 45% and 44% of Tier 1 Capital plus the allowance for loan and lease losses, respectively.  Lessors of residential buildings and dwellings were 37% and 36%, respectively.  Hotel/motel industry credits were 41% and 34%, respectively.  These percentages are within our internally established limits regarding concentrations of credit.

20.  Commitments and Contingencies

CTBI and our subsidiaries, and from time to time, our officers, are named defendants in legal actions arising from ordinary business activities.  Management, after consultation with legal counsel, believes any pending actions at December 31, 2016 are without merit or that the ultimate liability, if any, will not materially affect our consolidated financial position or results of operations.

Based on a recent discussion with a regulatory agency representative concerning the status of an ongoing review of two CTB deposit add-on products, CTBI believes it is likely that it will be cited for two violations based on alleged unfair and deceptive practices with respect to such products.  CTBI has evaluated the possible violations and their potential financial impact.  Based upon this analysis, management established an accrual in 2014, which was not considered material, for possible customer reimbursements.  We have not received a final written notice citing such violations and have not been informed as to the amount of, or relevant time period for, related reimbursement.  The actual amount of reimbursement may materially vary from the amount management has evaluated as most likely at December 31, 2016, but it is not currently expected to be material to the financial statements.

21.  Regulatory Matters

CTBI’s principal source of funds is dividends received from our banking subsidiary, CTB.  Regulations limit the amount of dividends that may be paid by CTB without prior approval.  During 2017, approximately $55.4 million plus any 2017 net profits can be paid by CTB without prior regulatory approval.

The Federal Reserve Bank adopted quantitative measures which assign risk weightings to assets and off-balance sheet items and also define and set minimum regulatory capital requirements (risk based capital ratios).  All banks are required to have a minimum Tier 1 (core capital) leverage ratio of 4% of adjusted quarterly average assets, common equity Tier 1 capital ratio of at least 4.5% of risk-weighted assets, Tier 1 capital of at least 6% of risk-weighted assets, and total capital of at least 8% of risk-weighted assets.  Tier 1 capital consists principally of shareholders’ equity including capital-qualifying subordinated debt but excluding unrealized gains and losses on securities available-for-sale, less goodwill and certain other intangibles.  Total capital consists of Tier 1 capital plus certain debt instruments and the reserve for credit losses, subject to limitation.  Failure to meet certain capital requirements can initiate certain actions by regulators that, if undertaken, could have a direct material effect on our consolidated financial statements.  The regulations also define well-capitalized levels of Tier 1 leverage, common equity Tier 1 capital, Tier 1, and total capital as 5%, 6.5%, 8%, and 10%, respectively.  We had Tier 1 leverage, common equity Tier 1 capital, Tier 1, and total capital ratios above the well-capitalized levels at December 31, 2016 and 2015.  We believe, as of December 31, 2016, CTBI meets all capital adequacy requirements for which it is subject to be defined as well-capitalized under the regulatory framework for prompt corrective action.

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

Consolidated Capital Ratios

	Actual		For Capital Adequacy Purposes
(in thousands)	Amount	Ratio	Amount	Ratio
As of December 31, 2016:
Tier 1 capital (to average assets)	$496,432	12.75%	$155,743	4.00%
Common equity Tier 1 capital (to risk weighted assets)	436,932	15.18	129,525	4.50
Tier 1 capital (to risk weighted assets)	496,432	17.25	172,672	6.00
Total capital (to risk weighted assets)	532,332	18.50	230,198	8.00

As of December 31, 2015:
Tier 1 capital (to average assets)	$468,304	12.40%	$151,066	4.00%
Common equity Tier 1 capital (to risk weighted assets)	408,804	14.58	126,194	4.50
Tier 1 capital (to risk weighted assets)	468,304	16.70	168,253	6.00
Total capital (to risk weighted assets)	503,296	17.95	224,310	8.00

Community Trust Bank, Inc.’s Capital Ratios

	Actual		For Capital Adequacy Purposes		To Be Well-Capitalized Under Prompt Corrective Action Provision
(in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2016:
Tier 1 capital (to average assets)	$472,615	12.19%	$155,083	4.00%	$193,854	5.00%
Common equity Tier 1 capital (to risk weighted assets)	472,615	16.46	129,208	4.50	186,634	6.50
Tier 1 capital (to risk weighted assets)	472,615	16.46	172,278	6.00	229,704	8.00
Total capital (to risk weighted assets)	508,515	17.71	229,708	8.00	287,134	10.00

As of December 31, 2015:
Tier 1 capital (to average assets)	$445,107	11.84%	$150,374	4.00%	$187,967	5.00%
Common equity Tier 1 capital (to risk weighted assets)	445,107	15.91	125,895	4.50	181,848	6.50
Tier 1 capital (to risk weighted assets)	445,107	15.91	167,859	6.00	223,812	8.00
Total capital (to risk weighted assets)	480,099	17.16	223,822	8.00	279,778	10.00

On July 2, 2013, the Federal Reserve approved final rules that substantially amend the regulatory risk-based capital rules applicable to CTBI and CTB.  The FDIC subsequently approved these rules.  The final rules implement the “Basel III” regulatory capital reforms and changes required by the Dodd-Frank Act.

The rules include new risk-based capital and leverage ratios, which are being phased in from 2015 to 2019, and refine the definition of what constitutes “capital” for purposes of calculating those ratios.  The new minimum capital level requirements applicable to CTBI and CTB under the final rules are: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 capital ratio of 6% (increased from 4%); (iii) a total capital ratio of 8% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 4% for all institutions.  The final rules also establish a “capital conservation buffer” above the new regulatory minimum capital requirements, which must consist entirely of common equity Tier 1 capital.  The capital conservation buffer began to be phased in on January 1, 2016 at 0.625% of risk-weighted assets and will increase by 0.625% annually until fully implemented in January 2019.  An institution is subject to limitations on certain activities including payment of dividends, share repurchases, and discretionary bonuses to executive officers if its capital level is below the capital conservation buffer amount.

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

The final rules set forth certain changes for the calculation of risk-weighted assets, which we were required to utilize beginning January 1, 2015.  The standardized approach final rule utilizes an increased number of credit risk exposure categories and risk weights, and also addresses: (i) an alternative standard of creditworthiness consistent with Section 939A of the Dodd-Frank Act; (ii) revisions to recognition of credit risk mitigation; (iii) rules for risk weighting of equity exposures and past due loans; (iv) revised capital treatment for derivatives and repo-style transactions; and (v) disclosure requirements for top-tier banking organizations with $50 billion or more in total assets that are not subject to the “advance approach rules” that apply to banks with greater than $250 billion in consolidated assets.  We currently satisfy the well-capitalized and capital conservation buffer standards, and based on our current capital composition and levels, we anticipate that our capital ratios, on a Basel III basis, will continue to exceed the well-capitalized minimum capital requirements and capital conservation buffer standards.

22.  Parent Company Financial Statements

Condensed Balance Sheets

(in thousands) December 31	2016	2015
Assets:
Cash on deposit	$1,525	$1,462
Investment in and advances to subsidiaries	556,975	531,702
Goodwill	4,973	4,973
Premises and equipment, net	142	145
Other assets	391	911
Total assets	$564,006	$539,193

Liabilities and shareholders’ equity:
Long-term debt	$61,341	$61,341
Other liabilities	2,050	2,269
Total liabilities	63,391	63,610

Shareholders’ equity	500,615	475,583

Total liabilities and shareholders’ equity	$564,006	$539,193

Condensed Statements of Income and Comprehensive Income

(in thousands) Year Ended December 31	2016	2015	2014
Income:
Dividends from subsidiary banks	$20,708	$19,808	$19,534
Other income	459	414	196
Total income	21,167	20,222	19,730

Expenses:
Interest expense	1,417	1,170	1,131
Depreciation expense	107	130	153
Other expenses	2,256	2,465	2,550
Total expenses	3,780	3,765	3,834

Income before income taxes and equity in undistributed income of subsidiaries	17,387	16,457	15,896
Income tax benefit	(1,373)	(1,371)	(1,548)
Income before equity in undistributed income of subsidiaries	18,760	17,828	17,444
Equity in undistributed income of subsidiaries	28,586	28,604	25,807

Net income	$47,346	$46,432	$43,251

Other comprehensive income (loss):
Unrealized holding gains (losses) on securities available-for-sale:
Unrealized holding gains (losses) arising during the period	(4,578)	(342)	13,928
Less: Reclassification adjustments for realized gains (losses) included in net income	522	(106)	(211)
Tax expense (benefit)	(1,785)	(83)	4,949
Other comprehensive income (loss), net of tax	(3,315)	(153)	9,190
Comprehensive income	$44,031	$46,279	$52,441

Condensed Statements of Cash Flows

(in thousands) Year Ended December 31	2016	2015	2014
Cash flows from operating activities:
Net income	$47,346	$46,432	$43,251
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	107	130	153
Equity in undistributed earnings of subsidiaries	(28,586)	(28,604)	(25,807)
Stock-based compensation	458	783	838
Excess tax benefits of stock-based compensation	100	104	760
Changes in:
Other assets	519	240	(558)
Other liabilities	(90)	968	563
Net cash provided by operating activities	19,854	20,053	19,200

Cash flows from investing activities:
Purchase of premises and equipment	(104)	(45)	(125)
Repayment of investments in and advances to subsidiaries	0	0	(14)
Net cash used in investing activities	(104)	(45)	(139)

Cash flows from financing activities:
Issuance of common stock	2,985	2,082	1,992
Repurchase of common stock	(382)	(189)	0
Excess tax benefits of stock-based compensation	(100)	(104)	(760)
Dividends paid	(22,190)	(21,330)	(20,570)
Net cash used in financing activities	(19,687)	(19,541)	(19,338)

Net increase (decrease) in cash and cash equivalents	63	467	(277)
Cash and cash equivalents at beginning of year	1,462	995	1,272
Cash and cash equivalents at end of year	$1,525	$1,462	$995

23.  Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

Year Ended December 31 (in thousands except per share data)	2016	2015	2014
Numerator:
Net income	$47,346	$46,432	$43,251

Denominator:
Basic earnings per share:
Weighted average shares	17,548	17,431	17,326
Diluted earnings per share:
Dilutive effect of equity grants	18	52	71
Adjusted weighted average shares	17,566	17,483	17,397

Earnings per share:
Basic earnings per share	$2.70	$2.66	$2.50
Diluted earnings per share	2.70	2.66	2.49

There were no options to purchase common shares that were excluded from the diluted calculations above for the year ended December 31, 2016.  In addition to in-the-money stock options, unvested restricted stock grants were also used in the calculation of diluted earnings per share based on the treasury method.  Options to purchase 58,063 common shares were excluded from the diluted calculations above for the year ended December 31, 2015, because the exercise prices on the options were greater than the average market price for the period.   There were no options to purchase common shares that were excluded from the diluted calculations above for the year ended December 31, 2014.

24.  Accumulated Other Comprehensive Income

Unrealized gains (losses) on AFS securities

Amounts reclassified from accumulated other comprehensive income (AOCI) and the affected line items in the statements of income during the years ended December 31, 2016, 2015, and 2014 were:

	Amounts Reclassified from AOCI
Year Ended December 31 (in thousands)	2016	2015	2014
Affected line item in the statements of income
Securities gains (losses)	$522	$(106)	$(211)
Tax expense (benefit)	183	(37)	(74)
Total reclassifications out of AOCI	$339	$(69)	$(137)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Audit Committee, Board of Directors
  and Stockholders
Community Trust Bancorp, Inc.
Pikeville, Kentucky

We have audited the accompanying consolidated balance sheets of Community Trust Bancorp, Inc. (Company) as of December 31, 2016 and 2015, and the related consolidated statements of income and comprehensive income, changes in shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2016.  The Company’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 15, 2017 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ BKD, LLP
Louisville, Kentucky
March 15, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Audit Committee, Board of Directors
   and Stockholders
Community Trust Bancorp, Inc.
Pikeville, Kentucky

We have audited Community Trust Bancorp, Inc.’s (Company) internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management report on internal control over financial reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company, maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company and our report dated March 15, 2017, expressed an unqualified opinion thereon.

/s/ BKD, LLP
Louisville, Kentucky
March 15, 2017

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

CTBI’s management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934.  As of December 31, 2016, an evaluation was carried out by CTBI’s management, with the participation of our Chief Executive Officer and our Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, management concluded that disclosure controls and procedures as of December 31, 2016 were effective in ensuring material information required to be disclosed in this annual report on Form 10-K was recorded, processed, summarized, and reported on a timely basis.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

Management has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2016 based on the control criteria in the 2013 COSO Framework issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission.  Based on such evaluation, we have concluded that CTBI’s internal control over financial reporting is effective as of December 31, 2016.

There were no changes in CTBI’s internal control over financial reporting that occurred during the year ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, CTBI’s internal control over financial reporting.

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

Management has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2016 based on the control criteria in the 2013 COSO Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on such evaluation, we have concluded that CTBI’s internal control over financial reporting is effective as of December 31, 2016.

The effectiveness of CTBI’s internal control over financial reporting as of December 31, 2016 has been audited by BKD, LLP, an independent registered public accounting firm that audited the CTBI’s consolidated financial statements included in this annual report.

March 15, 2017	/s/ Jean R. Hale
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

Name and Age (1)	Positions and Offices Currently Held	Date First Became Director or Executive Officer		Principal Occupation
Jean R. Hale; 70	Chairman, President and CEO	1992		Chairman, President and CEO of Community Trust Bancorp, Inc.

Mark A. Gooch; 58	Executive Vice President and Secretary	1997		President and CEO of Community Trust Bank, Inc.

Larry W. Jones; 70	Executive Vice President	2002		Executive Vice President/ Central Kentucky Region President of Community Trust Bank, Inc.

James B. Draughn; 57	Executive Vice President	2001		Executive Vice President/Operations of Community Trust Bank, Inc.

Kevin J. Stumbo; 56	Executive Vice President, Chief Financial Officer, and Treasurer	2002		Executive Vice President/ Chief Financial Officer of Community Trust Bank, Inc.

Ricky D. Sparkman; 54	Executive Vice President	2002		Executive Vice President/ South Central Region President of Community Trust Bank, Inc.

Richard W. Newsom; 62	Executive Vice President	2002		Executive Vice President/ Eastern Region President of Community Trust Bank, Inc.

James J. Gartner; 75	Executive Vice President	2002		Executive Vice President/ Chief Credit Officer of Community Trust Bank, Inc.

Steven E. Jameson; 60	Executive Vice President	2004	(2)	Executive Vice President/ Chief Internal Audit & Risk Officer

D. Andrew Jones; 54	Executive Vice President	2010		Executive Vice President/ Northeastern Region President of Community Trust Bank, Inc.

Andy D. Waters; 51	Executive Vice President	2011		President and CEO of Community Trust and Investment Company

C. Wayne Hancock; 42	Executive Vice President	2014	(3)	Executive Vice President/Senior Staff Attorney

(1)	The ages listed for CTBI’s executive officers are as of February 28, 2017.

(2)	Mr. Jameson is a non-voting member of the Executive Committee.

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

Equity Compensation Plan Information

The following table provides information as of December 31, 2016, with respect to compensation plans under which common shares of CTBI are authorized for issuance to officers or employees in exchange for consideration in the form of services provided to CTBI and/or its subsidiaries.  At December 31, 2016, we maintained one active and two inactive incentive stock option plans covering key employees.  The 2015 Stock Ownership Incentive Plan (“2015 Plan”) was approved by the Board of Directors and the Shareholders in 2015.  The 2006 Stock Ownership Incentive Plan (“2006 Plan”) was approved by the Board of Directors and the Shareholders in 2006.  The 2006 Plan was rendered inactive as of April 28, 2015.  The 1998 Stock Option Plan (“1998 Plan”) was approved by the Board of Directors and the Shareholders in 1998.  The 1998 Plan was rendered inactive as of April 26, 2006.  The 2015 Plan has 550,000 shares authorized, 540,131 of which were available at December 31, 2016.  Shares issuable pursuant to awards which were granted under the prior plans on or before their respective expiration or termination dates will be issued from the remaining shares reserved for issuance under the prior plans. The shares of common stock reserved for issuance under the prior plans in excess of the number of shares as to which options or other benefits are awarded thereunder, and any shares as to which options or other benefits granted under the prior plans may lapse, expire, terminate or be canceled, will not be reserved and available for issuance or reissuance under the 2015 Plan.   In January 2016, 18,069 shares were issued under the terms of the 2015 Plan pursuant to awards granted and earned under the 2006 Plan.  Accordingly, this issuance did not reduce the shares available under the 2015 Plan.  Additional shares will not be issued under the 2015 Plan pursuant to awards granted under the 2006 Plan.

	A	B	C
Plan Category (shares in thousands)	Number of Common Shares to be Issued Upon Exercise	Weighted Average Price	Number of Securities Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in Column A)
Equity compensation plans approved by shareholders:
Stock options	71	$30.36	540
Equity compensation plans not approved by shareholders	0	--	0

Total			540

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

10.7	Senior Management Incentive Compensation Plan (2017) {incorporated herein by reference to current report on Form 8-K dated January 24, 2017}

10.8	Restricted Stock Agreement {incorporated herein by reference to Form 10-K for the fiscal year ended December 31, 2011 under SEC file no. 000-111-29}

10.9	Employee Incentive Compensation Plan (2017) {incorporated herein by reference to current report on Form 8-K dated January 24, 2017}

10.10	Amendment to the Community Trust Bancorp, Inc. 2006 Stock Ownership Incentive Plan {incorporated herein by reference to current report on Form 8-K dated January 26, 2012}

10.11	Community Trust Bancorp, Inc. 2015 Stock Ownership Incentive Plan {incorporated herein by reference to registration statement no. 333-208053}

10.13	Community Trust Bancorp, Inc. 2014 Executive Committee Long-Term Incentive Compensation Plan {incorporated herein by reference to current report on Form 8-K dated January 30, 2014}

10.15	Community Trust Bancorp, Inc. 2015 Executive Committee Long-Term Incentive Compensation Plan {incorporated herein by reference to current report on Form 8-K dated January 27, 2015}

10.16	Community Trust Bancorp, Inc. 2016 Executive Committee Long-Term Incentive Compensation Plan {incorporated herein by reference to current report on Form 8-K dated January 28, 2016}

10.17	Community Trust Bancorp, Inc. 2017 Executive Committee Long-Term Incentive Compensation Plan {incorporated herein by reference to current report on Form 8-K dated January 24, 2017}

21	List of subsidiaries

23.1	Consent of BKD, LLP, Independent Registered Public Accounting Firm

31.1	Certification of Principal Executive Officer (Jean R. Hale, Chairman, President, and Chief Executive Officer)

31.2	Certification of Principal Financial Officer (Kevin J. Stumbo, Executive Vice President, Chief Financial Officer, and Treasurer)

32.1	Certification of Jean R. Hale, Chairman, President and CEO, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

COMMUNITY TRUST BANCORP, INC.

March 15, 2017	By:	/s/ Jean R. Hale
Jean R. Hale
Chairman, President, and Chief Executive Officer

/s/ Kevin J. Stumbo
Kevin J. Stumbo
Executive Vice President, Chief Financial Officer, and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

March 15, 2017	/s/ Jean R. Hale	Chairman, President, and Chief Executive Officer
Jean R. Hale

March 15, 2017	/s/ Kevin J. Stumbo	Executive Vice President, Chief Financial Officer, and Treasurer
Kevin J. Stumbo

March 15, 2017	/s/ Charles J. Baird	Director
Charles J. Baird

March 15, 2017	/s/ Nick Carter	Director
Nick Carter

March 15, 2017	/s/ James E. McGhee, II	Director
James E. McGhee II

March 15, 2017	/s/ M. Lynn Parrish	Director
M. Lynn Parrish

March 15, 2017	/s/ James R. Ramsey	Director
James R. Ramsey

March 15, 2017	/s/ Anthony W. St. Charles	Director
Anthony W. St. Charles

COMMUNITY TRUST BANCORP, INC. AND SUBSIDIARIES
INDEX TO EXHIBITS

Exhibit No.	Description of Exhibits
3.1	Articles of Incorporation for CTBI {incorporated herein by reference}

3.2	By-laws of CTBI as amended July 25, 1995 {incorporated herein by reference}

3.3	By-laws of CTBI as amended January 29, 2008 {incorporated herein by reference}

10.1	Community Trust Bancorp, Inc. Employee Stock Ownership Plan (effective January 1, 2007) {incorporated herein by reference}

10.2
Community Trust Bancorp, Inc. Savings and Employee Stock Ownership Plan (Amendment Number One effective January 1, 2002, Amendment Number Two effective January 1, 2004, Amendment Number Three effective March 28, 2005, and Amendment Number Four effective January 1, 2006) {incorporated herein by reference}

10.4	Community Trust Bancorp, Inc. 1998 Stock Option Plan {incorporated herein by reference}

10.5	Community Trust Bancorp, Inc. 2006 Stock Ownership Incentive Plan {incorporated herein by reference}

10.6	Form of Severance Agreement between Community Trust Bancorp, Inc. and executive officers (currently in effect with respect to twelve executive officers) {incorporated herein by reference}

10.7	Senior Management Incentive Compensation Plan (2017) {incorporated herein by reference}

10.8	Restricted Stock Agreement{incorporated herein by reference}

10.9	Employee Incentive Compensation Plan (2017) {incorporated herein by reference}

10.10	Amendment to the Community Trust Bancorp, Inc. 2006 Stock Ownership Incentive Plan {incorporated herein by reference}

10.11	Community Trust Bancorp, Inc. 2015 Stock Ownership Incentive Plan {incorporated herein by reference}

10.13	Community Trust Bancorp, Inc. 2014 Executive Committee Long-Term Incentive Compensation Plan {incorporated herein by reference}

10.15	Community Trust Bancorp, Inc. 2015 Executive Committee Long-Term Incentive Compensation Plan {incorporated herein by reference}

10.16	Community Trust Bancorp, Inc. 2016 Executive Committee Long-Term Incentive Compensation Plan {incorporated herein by reference}

10.17	Community Trust Bancorp, Inc. 2017 Executive Committee Long-Term Incentive Compensation Plan {incorporated herein by reference}

21	List of subsidiaries

23.1	Consent of BKD, LLP, Independent Registered Public Accounting Firm

31.1	Certification of Principal Executive Officer (Jean R. Hale, Chairman, President and CEO)

31.2	Certification of Principal Financial Officer (Kevin J. Stumbo, Executive Vice President, Chief Financial Officer, and Treasurer)

32.1	Certification of Jean R. Hale, Chairman, President and CEO, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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