Form 10-Q
period 2017-03-31
COMMUNITY TRUST BANCORP INC /KY/
filed 2017-05-09
CIK 350852

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017

or

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

Common stock – 17,665,001 shares outstanding at April 30, 2017

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

The accompanying condensed consolidated financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all of the disclosures normally required by accounting principles generally accepted in the United States of America or those normally made in the Registrant’s annual report on Form 10-K.  Accordingly, the reader of the Form 10-Q should refer to the Registrant’s Form 10-K for the year ended December 31, 2016 for further information in this regard.

Community Trust Bancorp, Inc.
Condensed Consolidated Balance Sheets

(dollars in thousands)	(unaudited) March 31 2017	December 31 2016
Assets:
Cash and due from banks	$51,089	$48,603
Interest bearing deposits	145,607	95,586
Federal funds sold	6,345	527
Cash and cash equivalents	203,041	144,716

Certificates of deposit in other banks	9,565	980
Securities available-for-sale at fair value (amortized cost of $608,123 and $608,939, respectively)	605,701	605,394
Securities held-to-maturity at amortized cost (fair value of $858 and $867, respectively)	858	866
Loans held for sale	2,599	1,244

Loans	2,969,865	2,938,371
Allowance for loan and lease losses	(35,713)	(35,933)
Net loans	2,934,152	2,902,438

Premises and equipment, net	47,298	47,940
Federal Home Loan Bank stock	17,927	17,927
Federal Reserve Bank stock	4,887	4,887
Goodwill	65,490	65,490
Core deposit intangible (net of accumulated amortization of $8,523 and $8,483, respectively)	93	133
Bank owned life insurance	64,235	63,881
Mortgage servicing rights	3,474	3,433
Other real estate owned	35,812	35,856
Other assets	39,029	36,984
Total assets	$4,034,161	$3,932,169

Liabilities and shareholders’ equity:
Deposits:
Noninterest bearing	$804,944	$767,918
Interest bearing	2,354,834	2,313,390
Total deposits	3,159,778	3,081,308

Repurchase agreements	257,497	251,065
Federal funds purchased	11,354	4,816
Advances from Federal Home Loan Bank	919	944
Long-term debt	61,341	61,341
Deferred taxes	8,351	7,836
Other liabilities	27,437	24,244
Total liabilities	3,526,677	3,431,554

Shareholders’ equity:
Preferred stock, 300,000 shares authorized and unissued	-	-
Common stock, $5 par value, shares authorized 25,000,000; shares outstanding 2017 – 17,660,868; 2016 – 17,628,695	88,304	88,144
Capital surplus	220,037	219,697
Retained earnings	200,717	195,078
Accumulated other comprehensive loss, net of tax	(1,574)	(2,304)
Total shareholders’ equity	507,484	500,615

Total liabilities and shareholders’ equity	$4,034,161	$3,932,169

See notes to condensed consolidated financial statements.

Community Trust Bancorp, Inc.
Condensed Consolidated Statements of Income and Comprehensive Income
(unaudited)

	Three Months Ended
	March 31
(in thousands except per share data)	2017	2016
Interest income:
Interest and fees on loans, including loans held for sale	$33,475	$33,324
Interest and dividends on securities
Taxable	2,030	2,093
Tax exempt	749	692
Interest and dividends on Federal Reserve Bank and Federal Home Loan Bank stock	276	254
Other, including interest on federal funds sold	238	164
Total interest income	36,768	36,527

Interest expense:
Interest on deposits	2,941	2,571
Interest on repurchase agreements	338	264
Interest on advances from Federal Home Loan Bank	3	44
Interest on long-term debt	396	324
Total interest expense	3,678	3,203

Net interest income	33,090	33,324
Provision for loan losses	1,229	1,765
Net interest income after provision for loan losses	31,861	31,559

Noninterest income:
Service charges on deposit accounts	5,960	5,845
Gains on sales of loans, net	256	316
Trust and wealth management income	2,586	2,275
Loan related fees	1,005	611
Bank owned life insurance	524	530
Brokerage revenue	312	363
Securities gains (losses)	(8)	68
Other noninterest income	944	963
Total noninterest income	11,579	10,971

Noninterest expense:
Officer salaries and employee benefits	3,264	3,093
Other salaries and employee benefits	11,660	11,040
Occupancy, net	2,027	2,057
Equipment	786	715
Data processing	1,789	1,569
Bank franchise tax	1,520	1,399
Legal fees	442	480
Professional fees	496	439
Advertising and marketing	685	629
FDIC insurance	292	583
Other real estate owned provision and expense	916	551
Repossession expense	201	215
Amortization of limited partnership investments	605	535
Other noninterest expense	2,961	2,937
Total noninterest expense	27,644	26,242

Income before income taxes	15,796	16,288
Income taxes	4,519	4,686
Net income	11,277	11,602

Other comprehensive income:
Unrealized holding gains on securities available-for-sale:
Unrealized holding gains arising during the period	1,115	5,803
Less: Reclassification adjustments for realized gains (losses) included in net income	(8)	68
Tax expense	393	2,007
Other comprehensive income, net of tax	730	3,728
Comprehensive income	$12,007	$15,330

Basic earnings per share	$0.64	$0.66
Diluted earnings per share	$0.64	$0.66

Weighted average shares outstanding-basic	17,615	17,513
Weighted average shares outstanding-diluted	17,638	17,533

Dividends declared per share	$0.32	$0.31

See notes to condensed consolidated financial statements.

Community Trust Bancorp, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended
	March 31
(in thousands)	2017	2016
Cash flows from operating activities:
Net income	$11,277	$11,602
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,021	948
Deferred taxes	122	515
Stock-based compensation	147	123
Excess tax benefits of stock-based compensation	0	93
Provision for loan losses	1,229	1,765
Write-downs of other real estate owned and other repossessed assets	538	134
Gains on sale of mortgage loans held for sale	(256)	(316)
Securities (gains) losses	8	(68)
(Gains)/losses on sale of assets, net	11	(27)
Proceeds from sale of mortgage loans held for sale	11,133	13,793
Funding of mortgage loans held for sale	(12,232)	(15,012)
Amortization of securities premiums and discounts, net	800	563
Change in cash surrender value of bank owned life insurance	(354)	(385)
Mortgage servicing rights:
Fair value adjustments	42	421
New servicing assets created	(83)	(93)
Changes in:
Other assets	(2,045)	(2,464)
Other liabilities	3,197	(92)
Net cash provided by operating activities	14,555	11,500

Cash flows from investing activities:
Certificates of deposit in other banks:
Purchase of certificates of deposit	(8,820)	0
Maturity of certificates of deposit	235	2,236
Securities available-for-sale (AFS):
Purchase of AFS securities	(46,756)	(3,906)
Proceeds from the sales of AFS securities	0	3,509
Proceeds from prepayments and maturities of AFS securities	46,764	19,623
Securities held-to-maturity (HTM):
Proceeds from maturities of HTM securities	8	0
Change in loans, net	(33,746)	(17,034)
Purchase of premises and equipment	(487)	(881)
Proceeds from sale and retirement of premises and equipment	25	0
Proceeds from sale of other real estate and other repossessed assets	427	1,808
Net cash provided by (used in) investing activities	(42,350)	5,355

Cash flows from financing activities:
Change in deposits, net	78,470	53,436
Change in repurchase agreements, federal funds purchased, and other short-term borrowings, net	12,970	10,113
Payments on advances from Federal Home Loan Bank	(25)	(100,028)
Issuance of common stock	367	331
Repurchase of common stock	0	(382)
Excess tax benefits of stock-based compensation	0	(93)
Dividends paid	(5,662)	(5,454)
Net cash provided by (used in) financing activities	86,120	(42,077)
Net increase (decrease) in cash and cash equivalents	58,325	(25,222)
Cash and cash equivalents at beginning of period	144,716	187,611
Cash and cash equivalents at end of period	$203,041	$162,389

Supplemental disclosures:
Income taxes paid	$150	$1,419
Interest paid	3,340	2,883
Non-cash activities:
Loans to facilitate the sale of other real estate owned and repossessed assets	53	1,117
Common stock dividends accrued, paid in subsequent quarter	209	227
Real estate acquired in settlement of loans	856	1,291
See notes to condensed consolidated financial statements.

Community Trust Bancorp, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1 - Summary of Significant Accounting Policies

In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments (which consist of normal recurring adjustments) necessary, to present fairly the condensed consolidated financial position as of March 31, 2017, the results of operations for the three months ended March 31, 2017 and 2016, and the cash flows for the three months ended March 31, 2017 and 2016.  In accordance with accounting principles generally accepted in the United States of America for interim financial information, these statements do not include certain information and footnote disclosures required by accounting principles generally accepted in the United States of America for complete annual financial statements.  The results of operations and the cash flows for the three months ended March 31, 2017 and 2016 are not necessarily indicative of the results to be expected for the full year.  The condensed consolidated balance sheet as of December 31, 2016 has been derived from the audited consolidated financial statements of Community Trust Bancorp, Inc. (“CTBI”) for that period.  For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2016, included in our annual report on Form 10-K.

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

New Accounting Standards –

➢ Financial Instruments – Overall – In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments – Overall (Subtopic 825-10).   The amendments in this Update require all equity investments to be measured at fair value with changes in the fair value recognized through net income (other than those accounted for under equity method of accounting or those that result in consolidation of the investee).  The amendments in this Update also require an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments.  In addition, the amendments in this Update eliminate the requirement to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet for public business entities.  Public business entities will be required to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes.  This Update is the final version of Proposed ASU 2013-220—Financial Instruments—Overall (Subtopic 825-10) and Proposed ASU 2013-221—Financial Instruments—Overall (Subtopic 825-10).  For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.  The amendments should be applied by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the year of adoption.  The amendments related to equity securities without readily determinable fair values (including disclosure requirements) should be applied prospectively to equity investments that exist as of the date of adoption.  Management does not expect a significant impact on CTBI’s accounting for equity investments as a result of this ASU.  At this time, we cannot quantify the change in the fair value disclosures since we are currently evaluating the full impact of this ASU and are in the planning stages of developing appropriate procedures and processes to comply with the disclosure requirements of such amendments.

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

The amendments became effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016 and did not have a material impact on CTBI’s consolidated financial statements.

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

For public companies, the amendments were effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods.  CTBI adopted this ASU effective January 1, 2017, and it did not have a material impact on our consolidated financial statements.

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

➢ Receivables – Nonrefundable Fees and Other Costs: Premium Amortization on Purchased Callable Debt Securities – In April 2017, the FASB issued ASU No. 2017-08, Receivables—Nonrefundable Fees and Other Costs (Subtopic 310-20), Premium Amortization on Purchased Callable Debt Securities.  The ASU shortens the amortization period for certain callable debt securities held at a premium to the earliest call date.  However, the amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity.  The amendments are effective for public business entities for fiscal periods beginning after December 15, 2018, including interim periods within those fiscal periods.  Entities are required to apply the amendments on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption.  We plan to early adopt this ASU effective January 1, 2018.  We have reviewed the anticipated effects of this ASU and determined that we expect a $150 thousand reduction in retained earnings and a quarterly increase in amortization expense between $24 thousand and $30 thousand.

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

Income Taxes – Income tax expense is based on the taxes due on the consolidated tax return plus deferred taxes based on the expected future tax benefits and consequences of temporary differences between carrying amounts and tax bases of assets and liabilities, using enacted tax rates.  Any interest and penalties incurred in connection with income taxes are recorded as a component of income tax expense in the consolidated financial statements.  During the quarters ended March 31, 2017 and 2016, CTBI has not recognized a significant amount of interest expense or penalties in connection with income taxes.

Note 2 – Stock-Based Compensation

CTBI’s compensation expense related to stock option grants was $14 thousand and $13 thousand, respectively, for the three months ended March 31, 2017 and 2016.  Restricted stock expense for the three months ended March 31, 2017 and 2016 was $133 thousand and $101 thousand, respectively, including $13 thousand and $9 thousand in dividends paid for each period.  As of March 31, 2017, there was a total of $0.2 million of unrecognized compensation expense related to unvested stock option awards that will be recognized as expense as the awards vest over a weighted average period of 3.1 years and a total of $1.6 million of unrecognized compensation expense related to restricted stock grants that will be recognized as expense as the awards vest over a weighted average period of 3.5 years.

There were 23,668 and 18,069 shares of restricted stock granted during the three months ended March 31, 2017 and 2016, respectively.  The restricted stock was issued pursuant to the terms of CTBI’s 2015 Stock Ownership Incentive Plan.  The restrictions on the restricted stock will lapse ratably over four years, except for a 5,000 management retention restricted stock award granted in 2017 which will cliff vest at the end of five years.  However, in the event of certain participant employee termination events occurring within 24 months of a change in control of CTBI or the death of the participant, the restrictions will lapse, and in the event of the participant’s disability, the restrictions will lapse on a pro rata basis.  The Compensation Committee will have discretion to review and revise restrictions applicable to a participant’s restricted stock in the event of the participant’s retirement.

There were no stock options granted in the first quarter 2017.  There were 10,000 stock options granted during the first quarter 2016.  The fair value of stock options granted during the three months ended March 31, 2016 were established at the date of grant using a Black-Scholes option pricing model with the weighted average assumptions as follows:

Three Months Ended March 31, 2016
Expected dividend yield	3.70%
Risk-free interest rate	1.45%
Expected volatility	34.34%
Expected term (in years)	7.5
Weighted average fair value of options	$6.82

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

The amortized cost and fair value of securities at March 31, 2017 are summarized as follows:

Available-for-Sale

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury and government agencies	$231,592	$205	$(615)	$231,182
State and political subdivisions	132,365	2,388	(1,295)	133,458
U.S. government sponsored agency mortgage-backed securities	219,166	946	(3,409)	216,703
Total debt securities	583,123	3,539	(5,319)	581,343
CRA investment funds	25,000	76	(718)	24,358
Total available-for-sale securities	$608,123	$3,615	$(6,037)	$605,701

Held-to-Maturity

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
State and political subdivisions	$858	$0	$0	$858
Total held-to-maturity securities	$858	$0	$0	$858

The amortized cost and fair value of securities at December 31, 2016 are summarized as follows:

Available-for-Sale

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury and government agencies	$223,014	$193	$(743)	$222,464
State and political subdivisions	133,351	1,957	(1,792)	133,516
U.S. government sponsored agency mortgage-backed securities	227,574	1,008	(3,526)	225,056
Total debt securities	583,939	3,158	(6,061)	581,036
CRA investment funds	25,000	76	(718)	24,358
Total available-for-sale securities	$608,939	$3,234	$(6,779)	$605,394

Held-to-Maturity

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
State and political subdivisions	$866	$1	$0	$867
Total held-to-maturity securities	$866	$1	$0	$867

The amortized cost and fair value of securities at March 31, 2017 by contractual maturity are shown below.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale		Held-to-Maturity
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$69,248	$69,205	$0	$0
Due after one through five years	148,439	149,115	858	858
Due after five through ten years	59,494	60,236	0	0
Due after ten years	86,776	86,084	0	0
U.S. government sponsored agency mortgage-backed securities	219,166	216,703	0	0
Total debt securities	583,123	581,343	858	858
CRA investment funds	25,000	24,358	0	0
Total securities	$608,123	$605,701	$858	$858

As of March 31, 2017, there was a loss of $8 thousand realized on the call of an AFS security.  As of March 31, 2016, there was a net gain of $68 thousand on sales.

The amortized cost of securities pledged as collateral, to secure public deposits and for other purposes, was $222.0 million at March 31, 2017 and $221.2 million at December 31, 2016.

The amortized cost of securities sold under agreements to repurchase amounted to $304.7 million at March 31, 2017 and $303.5 million at December 31, 2016.

CTBI evaluates its investment portfolio on a quarterly basis for impairment.  The analysis performed as of March 31, 2017 indicates that all impairment is considered temporary, market and interest rate driven, and not credit-related.  The percentage of total investments with unrealized losses as of March 31, 2017 was 62.6% compared to 65.6% as of December 31, 2016.  The following tables provide the amortized cost, gross unrealized losses, and fair market value, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position as of March 31, 2017 that are not deemed to be other-than-temporarily impaired.  There were no held-to-maturity securities that were deemed to be impaired as of March 31, 2017.

Available-for-Sale

(in thousands)	Amortized Cost	Gross Unrealized Losses	Fair Value
Less Than 12 Months
U.S. Treasury and government agencies	$161,565	$(592)	$160,973
State and political subdivisions	40,167	(1,275)	38,892
U.S. government sponsored agency mortgage-backed securities	126,765	(2,452)	124,313
Total debt securities	328,497	(4,319)	324,178
CRA investment funds	17,500	(444)	17,056
Total <12 months temporarily impaired AFS securities	345,997	(4,763)	341,234

12 Months or More
U.S. Treasury and government agencies	1,730	(23)	1,707
State and political subdivisions	2,089	(20)	2,069
U.S. government sponsored agency mortgage-backed securities	30,718	(957)	29,761
Total debt securities	34,537	(1,000)	33,537
CRA investment funds	5,000	(274)	4,726
Total ≥12 months temporarily impaired AFS securities	39,537	(1,274)	38,263

Total
U.S. Treasury and government agencies	163,295	(615)	162,680
State and political subdivisions	42,256	(1,295)	40,961
U.S. government sponsored agency mortgage-backed securities	157,483	(3,409)	154,074
Total debt securities	363,034	(5,319)	357,715
CRA investment funds	22,500	(718)	21,782
Total temporarily impaired AFS securities	$385,534	$(6,037)	$379,497

U.S. Treasury and Government Agencies

The unrealized losses in U.S. Treasury and government agencies were caused by interest rate increases.  The contractual terms of those investments do not permit the issuer to settle the securities at a price less than par which will equal amortized cost at maturity.  CTBI does not consider those investments to be other-than-temporarily impaired at March 31, 2017, because CTBI does not intend to sell the investments and it is not more likely than not that we will be required to sell the investments before recovery of their amortized cost, which may be maturity.

State and Political Subdivisions

The unrealized losses in securities of state and political subdivisions were caused by interest rate increases.  The contractual terms of those investments do not permit the issuer to settle the securities at a price less than par which will equal amortized cost at maturity.  CTBI does not consider those investments to be other-than-temporarily impaired at March 31, 2017, because CTBI does not intend to sell the investments before recovery of their amortized cost and it is not more likely than not that we will be required to sell the investments before recovery of their amortized cost, which may be maturity.

U.S. Government Sponsored Agency Mortgage-Backed Securities

The unrealized losses in U.S. government sponsored agency mortgage-backed securities were caused by interest rate increases.  CTBI expects to recover the amortized cost basis over the term of the securities.  CTBI does not consider those investments to be other-than-temporarily impaired at March 31, 2017, because (i) the decline in market value is attributable to changes in interest rates and not credit quality, (ii) CTBI does not intend to sell the investments, and (iii) it is not more likely than not we will be required to sell the investments before recovery of their amortized cost, which may be maturity.

CRA Investment Funds

CTBI’s CRA investment funds consist of investments in fixed income mutual funds ($24.4 million of the total fair value and $718 thousand of the total unrealized losses in common stock investments).  The severity of the impairment (fair value is approximately 2.9% less than cost) and the duration of the impairment correlates with the decline in long-term interest rates in 2017.  CTBI evaluated the near-term prospects of these funds in relation to the severity and duration of the impairment.  Based on that evaluation, CTBI does not consider those investments to be other-than-temporarily impaired at March 31, 2017.

The analysis performed as of December 31, 2016 indicated that all impairment was considered temporary, market and interest rate driven, and not credit-related.  The following tables provide the amortized cost, gross unrealized losses, and fair market value, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position as of December 31, 2016 that are not deemed to be other-than-temporarily impaired.  There were no held-to-maturity securities that were deemed to be impaired as of December 31, 2016.

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

Note 4 – Loans

Major classifications of loans, net of unearned income, deferred loan origination costs, and net premiums on acquired loans, are summarized as follows:

(in thousands)	March 31 2017	December 31 2016
Commercial construction	$69,777	$66,998
Commercial secured by real estate	1,102,986	1,085,428
Equipment lease financing	5,443	5,512
Commercial other	350,506	350,159
Real estate construction	55,746	57,966
Real estate mortgage	704,555	702,969
Home equity	91,330	91,511
Consumer direct	132,201	133,093
Consumer indirect	457,321	444,735
Total loans	$2,969,865	$2,938,371

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

Not included in the loan balances above were loans held for sale in the amount of $2.6 million at March 31, 2017 and $1.2 million at December 31, 2016.

Refer to note 1 to the condensed consolidated financial statements for further information regarding our nonaccrual policy.  Nonaccrual loans segregated by class of loans were as follows:

(in thousands)	March 31 2017	December 31 2016
Commercial:
Commercial construction	$1,684	$1,912
Commercial secured by real estate	5,668	6,326
Commercial other	1,466	1,559

Residential:
Real estate construction	189	11
Real estate mortgage	6,887	6,260
Home equity	604	555

Consumer:
Consumer direct	0	0
Total nonaccrual loans	$16,498	$16,623

The following tables present CTBI’s loan portfolio aging analysis, segregated by class, as of March 31, 2017 and December 31, 2016:

	March 31, 2017
(in thousands)	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Current	Total Loans	90+ and Accruing*
Commercial:
Commercial construction	$60	$112	$1,708	$1,880	$67,897	$69,777	$24
Commercial secured by real estate	3,905	793	7,982	12,680	1,090,306	1,102,986	3,135
Equipment lease financing	1	137	0	138	5,305	5,443	0
Commercial other	327	601	1,308	2,236	348,270	350,506	271
Residential:
Real estate construction	184	58	223	465	55,281	55,746	34
Real estate mortgage	1,244	4,700	9,096	15,040	689,515	704,555	4,323
Home equity	855	116	730	1,701	89,629	91,330	332
Consumer:
Consumer direct	718	150	49	917	131,284	132,201	49
Consumer indirect	2,104	554	415	3,073	454,248	457,321	415
Total	$9,398	$7,221	$21,511	$38,130	$2,931,735	$2,969,865	$8,583

	December 31, 2016
(in thousands)	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Current	Total Loans	90+ and Accruing*
Commercial:
Commercial construction	$22	$0	$1,940	$1,962	$65,036	$66,998	$28
Commercial secured by real estate	2,033	478	8,847	11,358	1,074,070	1,085,428	3,015
Equipment lease financing	0	0	0	0	5,512	5,512	0
Commercial other	997	122	1,235	2,354	347,805	350,159	141
Residential:
Real estate construction	707	42	152	901	57,065	57,966	152
Real estate mortgage	1,493	5,278	10,695	17,466	685,503	702,969	6,295
Home equity	829	288	905	2,022	89,489	91,511	467
Consumer:
Consumer direct	873	265	68	1,206	131,887	133,093	68
Consumer indirect	3,288	851	681	4,820	439,915	444,735	681
Total	$10,242	$7,324	$24,523	$42,089	$2,896,282	$2,938,371	$10,847

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

The following tables present the credit risk profile of CTBI’s commercial loan portfolio based on rating category and payment activity, segregated by class of loans, as of March 31, 2017 and December 31, 2016:

(in thousands)	Commercial Construction	Commercial Secured by Real Estate	Equipment Leases	Commercial Other	Total
March 31, 2017
Pass	$58,298	$976,696	$5,168	$301,815	$1,341,977
Watch	3,966	68,036	0	31,490	103,492
OAEM	2,300	22,947	138	6,091	31,476
Substandard	5,035	34,944	137	10,726	50,842
Doubtful	178	363	0	384	925
Total	$69,777	$1,102,986	$5,443	$350,506	$1,528,712

December 31, 2016
Pass	$55,315	$975,383	$5,206	$299,301	$1,335,205
Watch	3,366	51,932	137	32,780	88,215
OAEM	2,535	25,772	169	7,913	36,389
Substandard	5,592	31,945	0	9,599	47,136
Doubtful	190	396	0	566	1,152
Total	$66,998	$1,085,428	$5,512	$350,159	$1,508,097

The following tables present the credit risk profile of CTBI’s residential real estate and consumer loan portfolios based on performing or nonperforming status, segregated by class, as of March 31, 2017 and December 31, 2016:

(in thousands)	Real Estate Construction	Real Estate Mortgage	Home Equity	Consumer Direct	Consumer Indirect	Total
March 31, 2017
Performing	$55,523	$693,345	$90,394	$132,152	$456,906	$1,428,320
Nonperforming (1)	223	11,210	936	49	415	12,833
Total	$55,746	$704,555	$91,330	$132,201	$457,321	$1,441,153

December 31, 2016
Performing	$57,803	$690,414	$90,489	$133,025	$444,054	$1,415,785
Nonperforming (1)	163	12,555	1,022	68	681	14,489
Total	$57,966	$702,969	$91,511	$133,093	$444,735	$1,430,274

(1)  A loan is considered nonperforming if it is 90 days or more past due and/or on nonaccrual.

The total of consumer mortgage loans secured by real estate properties for which formal foreclosure proceedings are in process totaled $3.2 million at March 31, 2017 compared to $3.5 million at December 31, 2016.

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

The following table presents impaired loans, the average investment in impaired loans, and interest income recognized on impaired loans for the periods ended March 31, 2017, December 31, 2016, and March 31, 2016:

	March 31, 2017
(in thousands)	Recorded Balance	Unpaid Contractual Principal Balance	Specific Allowance	Average Investment in Impaired Loans	*Interest Income Recognized
Loans without a specific valuation allowance:
Commercial construction	$4,966	$4,968	$0	$5,161	$37
Commercial secured by real estate	28,493	28,956	0	28,645	361
Commercial other	10,927	12,847	0	11,079	140
Real estate mortgage	1,802	1,802	0	1,804	11

Loans with a specific valuation allowance:
Commercial construction	153	174	25	161	0
Commercial secured by real estate	3,959	5,051	927	3,978	0
Commercial other	0	0	0	0	0

Totals:
Commercial construction	5,119	5,142	25	5,322	37
Commercial secured by real estate	32,452	34,007	927	32,623	361
Commercial other	10,927	12,847	0	11,079	140
Real estate mortgage	1,802	1,802	0	1,804	11
Total	$50,300	$53,798	$952	$50,828	$549

	December 31, 2016
(in thousands)	Recorded Balance	Unpaid Contractual Principal Balance	Specific Allowance	Average Investment in Impaired Loans	*Interest Income Recognized
Loans without a specific valuation allowance:
Commercial construction	$4,102	$4,123	$0	$4,367	$218
Commercial secured by real estate	29,025	29,594	0	31,136	1,609
Commercial other	11,215	13,155	0	11,561	632
Real estate mortgage	1,483	1,483	0	1,691	52

Loans with a specific valuation allowance:
Commercial construction	1,507	1,509	213	2,290	0
Commercial secured by real estate	4,731	5,885	1,035	4,151	19
Commercial other	139	139	65	483	0

Totals:
Commercial construction	5,609	5,632	213	6,657	218
Commercial secured by real estate	33,756	35,479	1,035	35,287	1,628
Commercial other	11,354	13,294	65	12,044	632
Real estate mortgage	1,483	1,483	0	1,691	52
Total	$52,202	$55,888	$1,313	$55,679	$2,530

	March 31, 2016
(in thousands)	Recorded Balance	Unpaid Contractual Principal Balance	Specific Allowance	Average Investment in Impaired Loans	*Interest Income Recognized
Loans without a specific valuation allowance:
Commercial construction	$4,219	$4,220	$0	$4,322	$49
Commercial secured by real estate	32,664	33,474	0	32,511	387
Commercial other	11,838	13,600	0	11,748	148
Real estate mortgage	2,018	2,018	0	2,021	16

Loans with a specific valuation allowance:
Commercial construction	3,337	3,339	746	3,401	0
Commercial secured by real estate	4,753	4,868	1,588	4,727	18
Commercial other	713	781	332	719	0

Totals:
Commercial construction	7,556	7,559	746	7,723	49
Commercial secured by real estate	37,417	38,342	1,588	37,238	405
Commercial other	12,551	14,381	332	12,467	148
Real estate mortgage	2,018	2,018	0	2,021	16
Total	$59,542	$62,300	$2,666	$59,449	$618

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

During the first quarter of 2017, certain loans were modified in troubled debt restructurings, where economic concessions were granted to borrowers consisting of reductions in the interest rates, payment extensions, forgiveness of principal, and forbearances.  Presented below, segregated by class of loans, are troubled debt restructurings that occurred during the three months ended March 31, 2017 and 2016 and the year ended December 31, 2016:

	Three Months Ended March 31, 2017
(in thousands)	Number of Loans	Term Modification	Rate Modification	Combination	Post-Modification Outstanding Balance
Commercial:
Commercial secured by real estate	1	$49	$0	$0	$49
Commercial other	2	53	0	0	53
Residential:
Real estate mortgage	1	323	0	0	323
Total troubled debt restructurings	4	$425	$0	$0	$425

	Year Ended December 31, 2016
(in thousands)	Number of Loans	Term Modification	Rate Modification	Combination	Post-Modification Outstanding Balance
Commercial:
Commercial construction	1	$1,288	$0	$0	$1,288
Commercial secured by real estate	27	8,827	0	581	9,408
Commercial other	14	5,088	0	87	5,175
Residential:
Real estate mortgage	1	0	0	281	281
Total troubled debt restructurings	43	$15,203	$0	$949	$16,152

	Three Months Ended March 31, 2016
(in thousands)	Number of Loans	Term Modification	Rate Modification	Combination	Post-Modification Outstanding Balance
Commercial:
Commercial construction	1	$1,288	$0	$0	$1,288
Commercial secured by real estate	13	3,998	0	44	4,042
Commercial other	10	4,601	0	0	4,601
Residential:
Real estate mortgage	1	0	0	280	280
Total troubled debt restructurings	25	$9,887	$0	$324	$10,211

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

(in thousands)	Three Months Ended March 31, 2017		Three Months Ended March 31, 2016
	Number of Loans	Recorded Balance	Number of Loans	Recorded Balance
Commercial:
Commercial secured by real estate	0	$0	1	$510
Commercial other	0	0	1	358
Total defaulted restructured loans	0	$0	2	$868

Note 5 – Allowance for Loan and Lease Losses

The following tables present the balance in the allowance for loan and lease losses (“ALLL”) and the recorded investment in loans based on portfolio segment and impairment method as of March 31, 2017, December 31, 2016 and March 31, 2016:

	March 31, 2017
(in thousands)	Commercial Construction	Commercial Secured by Real Estate	Equipment Lease Financing	Commercial Other	Real Estate Construction	Real Estate Mortgage	Home Equity	Consumer Direct	Consumer Indirect	Total
Allowance for loan losses
Beginning balance	$884	$14,191	$42	$4,656	$629	$6,027	$774	$1,885	$6,845	$35,933
Provision charged to expense	(242)	189	(2)	419	(58)	(148)	(15)	94	992	1,229
Losses charged off	(4)	(210)	0	(419)	0	(66)	(4)	(270)	(1,518)	(2,491)
Recoveries	6	7	0	80	0	64	2	135	748	1,042
Ending balance	$644	$14,177	$40	$4,736	$571	$5,877	$757	$1,844	$7,067	$35,713

Ending balance:
Individually evaluated for impairment	$25	$927	$0	$0	$0	$0	$0	$0	$0	$952
Collectively evaluated for impairment	$619	$13,250	$40	$4,736	$571	$5,877	$757	$1,844	$7,067	$34,761

Loans
Ending balance:
Individually evaluated for impairment	$5,119	$32,452	$0	$10,927	$0	$1,802	$0	$0	$0	$50,300
Collectively evaluated for impairment	$64,658	$1,070,534	$5,443	$339,579	$55,746	$702,753	$91,330	$132,201	$457,321	$2,919,565

	December 31, 2016
(in thousands)	Commercial Construction	Commercial Secured by Real Estate	Equipment Lease Financing	Commercial Other	Real Estate Construction	Real Estate Mortgage	Home Equity	Consumer Direct	Consumer Indirect	Total
Allowance for loan losses
Beginning balance	$2,199	$14,434	$79	$4,225	$550	$6,678	$839	$1,594	$5,496	$36,094
Provision charged to expense	(1,035)	1,220	(37)	2,128	264	291	(20)	912	4,149	7,872
Losses charged off	(316)	(1,641)	0	(2,136)	(192)	(1,043)	(54)	(1,236)	(5,050)	(11,668)
Recoveries	36	178	0	439	7	101	9	615	2,250	3,635
Ending balance	$884	$14,191	$42	$4,656	$629	$6,027	$774	$1,885	$6,845	$35,933

Ending balance:
Individually evaluated for impairment	$213	$1,035	$0	$65	$0	$0	$0	$0	$0	$1,313
Collectively evaluated for impairment	$671	$13,156	$42	$4,591	$629	$6,027	$774	$1,885	$6,845	$34,620

Loans
Ending balance:
Individually evaluated for impairment	$5,609	$33,756	$0	$11,354	$0	$1,483	$0	$0	$0	$52,202
Collectively evaluated for impairment	$61,389	$1,051,672	$5,512	$338,805	$57,966	$701,486	$91,511	$133,093	$444,735	$2,886,169

	March 31, 2016
(in thousands)	Commercial Construction	Commercial Secured by Real Estate	Equipment Lease Financing	Commercial Other	Real Estate Construction	Real Estate Mortgage	Home Equity	Consumer Direct	Consumer Indirect	Total
Allowance for loan losses
Beginning balance	$2,199	$14,434	$79	$4,225	$550	$6,678	$839	$1,594	$5,496	$36,094
Provision charged to expense	(220)	477	(9)	328	4	94	(7)	182	916	1,765
Losses charged off	0	(158)	0	(423)	(8)	(312)	(11)	(295)	(1,258)	(2,465)
Recoveries	4	45	0	117	2	37	3	122	605	935
Ending balance	$1,983	$14,798	$70	$4,247	$548	$6,497	$824	$1,603	$5,759	$36,329

Ending balance:
Individually evaluated for impairment	$746	$1,588	$0	$332	$0	$0	$0	$0	$0	$2,666
Collectively evaluated for impairment	$1,237	$13,210	$70	$3,915	$548	$6,497	$824	$1,603	$5,759	$33,663

Loans
Ending balance:
Individually evaluated for impairment	$7,556	$37,417	$0	$12,551	$0	$2,018	$0	$0	$0	$59,542
Collectively evaluated for impairment	$67,230	$1,026,245	$7,463	$339,677	$61,830	$703,864	$88,521	$126,154	$408,765	$2,829,749

Note 6 – Other Real Estate Owned

Activity for other real estate owned was as follows:

(in thousands)	March 31, 2017	March 31, 2016
Beginning balance of other real estate owned	$35,856	$40,674
New assets acquired	1,004	1,291
Capitalized costs	0	0
Fair value adjustments	(538)	(134)
Sale of assets	(510)	(2,846)
Ending balance of other real estate owned	$35,812	$38,985

Included in other real estate owned at March 31, 2017 is a $0.1 million property which was not acquired through foreclosure.  As a result of the relocation of our Campbellsville First Street branch to the Bypass location in 2017, the First Street property has been listed for sale and was booked into other real estate owned.  Foreclosed properties at March 31, 2017 were $35.7 million.  Carrying costs and fair value adjustments associated with foreclosed properties for the three months ended March 31, 2017 and 2016 were $0.9 million and $0.6 million, respectively.

The major classifications of foreclosed properties are shown in the following table:

(in thousands)	March 31 2017	December 31 2016
1-4 family	$6,048	$6,210
Agricultural/farmland	90	93
Construction/land development/other	20,349	20,778
Multifamily	270	270
Non-farm/non-residential	8,907	8,505
Total foreclosed properties	$35,664	$35,856

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

We monitor collateral levels on a continuous basis and maintain records of each transaction specifically describing the applicable security and the counterparty’s fractional interest in that security, and we segregate the security from its general assets in accordance with regulations governing custodial holdings of securities.  The primary risk with our repurchase agreements is market risk associated with the securities securing the transactions, as we may be required to provide additional collateral based on fair value changes of the underlying securities.  Securities pledged as collateral under repurchase agreements are maintained with our safekeeping agents.  The carrying value of investment securities available-for-sale pledged as collateral under repurchase agreements totaled $304.3 million and $302.3 million at March 31, 2017 and December 31, 2016, respectively.

The remaining contractual maturity of the securities sold under agreements to repurchase by class of collateral pledged included in the accompanying consolidated balance sheets as of March 31, 2017 and December 31, 2016 is presented in the following tables:

	March 31, 2017
	Remaining Contractual Maturity of the Agreements
(in thousands)	Overnight and Continuous	Up to 30 days	30-90 days	Greater Than 90 days	Total
Repurchase agreements and repurchase-to-maturity transactions:
U.S. Treasury and government agencies	$16,454	$0	$0	$88,396	$104,850
State and political subdivisions	58,300	0	0	12,688	70,988
U.S. government sponsored agency mortgage-backed securities	27,666	0	0	53,993	81,659
Total	$102,420	$0	$0	$155,077	$257,497

	December 31, 2016
	Remaining Contractual Maturity of the Agreements
(in thousands)	Overnight and Continuous	Up to 30 days	30-90 days	Greater Than 90 days	Total
Repurchase agreements and repurchase-to-maturity transactions:
U.S. Treasury and government agencies	$17,249	$0	$14,349	$73,076	$104,674
State and political subdivisions	55,354	0	1,998	10,272	67,624
U.S. government sponsored agency mortgage-backed securities	23,386	0	8,003	47,378	78,767
Total	$95,989	$0	$24,350	$130,726	$251,065

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

Recurring Measurements

The following tables present the fair value measurements of assets recognized in the accompanying balance sheets measured at fair value on a recurring basis as of March 31, 2017 and December 31, 2016 and indicate the level within the fair value hierarchy of the valuation techniques.

		Fair Value Measurements at March 31, 2017 Using
(in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets measured – recurring basis
Available-for-sale securities:
U.S. Treasury and government agencies	$231,182	$60,171	$171,011	$0
State and political subdivisions	133,458	0	133,458	0
U.S. government sponsored agency mortgage-backed securities	216,703	0	216,703	0
CRA investment funds	24,358	24,358	0	0
Mortgage servicing rights	3,474	0	0	3,474

		Fair Value Measurements at December 31, 2016 Using
(in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets measured – recurring basis
Available-for-sale securities:
U.S. Treasury and government agencies	$222,464	$44,934	$177,530	$0
State and political subdivisions	133,516	0	133,516	0
U.S. government sponsored agency mortgage-backed securities	225,056	0	225,056	0
CRA investment funds	24,358	24,358	0	0
Mortgage servicing rights	3,433	0	0	3,433

Following is a description of the valuation methodologies and inputs used for assets measured at fair value on a recurring basis and recognized in the accompanying balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy.  These valuation methodologies were applied to all of CTBI’s financial assets carried at fair value.  CTBI had no liabilities measured and recorded at fair value as of March 31, 2017 and December 31, 2016.  There have been no significant changes in the valuation techniques during the quarter ended March 31, 2017.  For assets classified within Level 3 of the fair value hierarchy, the process used to develop the reported fair value is described below.

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

In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy.  Fair value determinations for Level 3 measurements are estimated on a quarterly basis where assumptions used are reviewed to ensure the estimated fair value complies with accounting standards generally accepted in the United States.  As of March 31, 2017, CTBI does not own any securities valued using Level 3 inputs.

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

Transfers between Levels

There were no transfers between Levels 1, 2, and 3 as of March 31, 2017.

Level 3 Reconciliation

Following is a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the accompanying balance sheet using significant unobservable (Level 3) inputs for the three months ended March 31, 2017 and 2016:

Mortgage Servicing Rights
	Three Months Ended
	March 31
(in thousands)	2017	2016
Beginning balance	$3,433	$3,236
Total recognized gains (losses)
Included in net income	85	(380)
Issues	83	93
Settlements	(127)	(41)
Ending balance	$3,474	$2,908

Total gains (losses) for the period included in net income attributable to the change in unrealized gains or losses related to assets still held at the reporting date	$85	$(380)

Realized and unrealized gains and losses for items reflected in the table above are included in net income in the consolidated statements of income as follows:

Noninterest Income	Three Months Ended
	March 31
(in thousands)	2017	2016
Total losses	$(42)	$(421)

Nonrecurring Measurements

The following tables present the fair value measurements of assets recognized in the accompanying balance sheets measured at fair value on a nonrecurring basis as of March 31, 2017 and December 31, 2016 and indicate the level within the fair value hierarchy of the valuation techniques.

		Fair Value Measurements at March 31, 2017 Using
(in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets measured – nonrecurring basis
Impaired loans (collateral dependent)	$440	$0	$0	$440
Other real estate/assets owned	4,128	0	0	4,128

		Fair Value Measurements at December 31, 2016 Using
(in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets measured – nonrecurring basis
Impaired loans (collateral dependent)	$5,506	$0	$0	$5,506
Other real estate/assets owned	4,388	0	0	4,388

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

Loans considered impaired under ASC 310-35, Impairment of a Loan, are loans for which, based on current information and events, it is probable that the creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement.  Impaired loans are subject to nonrecurring fair value adjustments to reflect subsequent (i) partial write-downs that are based on the observable market price or current appraised value of the collateral or (ii) the full charge-off of the loan carrying value.  Quarter-to-date fair value adjustments on impaired loans disclosed above were $0.1 million, $0.3 million, and $0.2 million for the quarters ended March 31, 2017, December 31, 2016, and March 31, 2016, respectively.

Other Real Estate Owned

In accordance with the provisions of ASC 360, Property, Plant, and Equipment, other real estate owned (OREO) is carried at the lower of fair value at acquisition date or current estimated fair value, less estimated cost to sell when the real estate is acquired.  Estimated fair value of OREO is based on appraisals or evaluations.  OREO is classified within Level 3 of the fair value hierarchy.  Long-lived assets are subject to nonrecurring fair value adjustments to reflect subsequent partial write-downs that are based on the observable market price or current appraised value of the collateral.  Quarter-to-date fair value adjustments on other real estate/assets owned were $0.5 million, $0.6 million, and $0.1 million for the quarters ended March 31, 2017, December 31, 2016, and March 31, 2016, respectively.

Our policy for determining the frequency of periodic reviews is based upon consideration of the specific properties and the known or perceived market fluctuations in a particular market and is typically between 12 and 18 months but generally not more than 24 months.  Appraisers are selected from the list of approved appraisers maintained by management.

Unobservable (Level 3) Inputs

The following tables present quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements at March 31, 2017 and December 31, 2016.

(in thousands)	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at March 31, 2017	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Mortgage servicing rights	$3,474	Discount cash flows, computer pricing model	Constant prepayment rate	7.0% - 24.6% (9.5%)
			Probability of default	0.0% - 100.0% (3.2%)
			Discount rate	10.0% - 11.5% (10.1%)

Impaired loans (collateral-dependent)	$440	Market comparable properties	Marketability discount	4.8% - 86.7% (24.5%)

Other real estate/assets owned	$4,128	Market comparable properties	Comparability adjustments	6.0% - 28.8% (13.2%)

(in thousands)	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at December 31, 2016	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Mortgage servicing rights	$3,433	Discount cash flows, computer pricing model	Constant prepayment rate	7.0% - 27.0% (9.5%)
			Probability of default	0.0% - 100.0% (3.0%)
			Discount rate	10.0% - 11.5% (10.1%)

Impaired loans (collateral-dependent)	$5,506	Market comparable properties	Marketability discount	0.0% - 100.0% (33.7%)

Other real estate/assets owned	$4,388	Market comparable properties	Comparability adjustments	10.0% - 100.0% (14.9%)

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

Fair Value of Financial Instruments

The following table presents estimated fair value of CTBI’s financial instruments as of March 31, 2017 and indicates the level within the fair value hierarchy of the valuation techniques.

		Fair Value Measurements at March 31, 2017 Using
(in thousands)	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$203,041	$203,041	$0	$0
Certificates of deposit in other banks	9,565	0	9,555	0
Securities available-for-sale	605,701	84,529	521,172	0
Securities held-to-maturity	858	0	858	0
Loans held for sale	2,599	2,665	0	0
Loans, net	2,934,152	0	0	2,925,444
Federal Home Loan Bank stock	17,927	0	17,927	0
Federal Reserve Bank stock	4,887	0	4,887	0
Accrued interest receivable	11,971	0	11,971	0
Mortgage servicing rights	3,474	0	0	3,474

Financial liabilities:
Deposits	$3,159,778	$804,944	$2,372,231	$0
Repurchase agreements	257,497	0	0	257,210
Federal funds purchased	11,354	0	11,354	0
Advances from Federal Home Loan Bank	919	0	977	0
Long-term debt	61,341	0	0	49,073
Accrued interest payable	1,537	0	1,537	0

Unrecognized financial instruments:
Letters of credit	$0	$0	$0	$0
Commitments to extend credit	0	0	0	0
Forward sale commitments	0	0	0	0

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

Note 9 – Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended
	March 31
(in thousands except per share data)	2017	2016
Numerator:
Net income	$11,277	$11,602

Denominator:
Basic earnings per share:
Weighted average shares	17,615	17,513
Diluted earnings per share:
Effect of dilutive stock options and restricted stock grants	23	20
Adjusted weighted average shares	17,638	17,533

Earnings per share:
Basic earnings per share	$0.64	$0.66
Diluted earnings per share	0.64	0.66

There were no options to purchase common shares that were excluded from the diluted calculations above for the three months ended March 31, 2017.  In addition to in-the-money stock options, unvested restricted stock grants were also used in the calculation of diluted earnings per share based on the treasury method.  Options to purchase 57,953 common shares at a weighted average price of $35.41 were excluded from the diluted calculations above for the three months ended March 31, 2016, because the exercise prices on the options were greater than the average market price for the period.

Note 10 – Accumulated Other Comprehensive Income

Unrealized gains (losses) on AFS securities

Amounts reclassified from accumulated other comprehensive income (AOCI) and the affected line items in the statements of income during the three months ended March 31, 2017 and 2016 were:

(in thousands)	Three Months Ended March 31
	2017	2016
Affected line item in the statements of income
Securities gains (losses)	$(8)	$68
Tax expense (benefit)	(3)	24
Total reclassifications out of AOCI	$(5)	$44

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

❖ Capital Resources

❖ Impact of Inflation, Changing Prices, and Economic Conditions

❖ Stock Repurchase Program

❖ Critical Accounting Policies and Estimates

Our Business

Community Trust Bancorp, Inc. (“CTBI”) is a bank holding company headquartered in Pikeville, Kentucky.  Currently, we own one commercial bank, Community Trust Bank, Inc. (“CTB”) and one trust company, Community Trust and Investment Company, Inc.  Through our subsidiaries, we have eighty banking locations in eastern, northeastern, central, and south central Kentucky, southern West Virginia, and northeastern Tennessee, four trust offices across Kentucky, and one trust office in northeastern Tennessee.  At March 31, 2017, we had total consolidated assets of $4.0 billion and total consolidated deposits, including repurchase agreements, of $3.4 billion.  Total shareholders’ equity at March 31, 2017 was $507.5 million.  Trust assets under management, which are excluded from CTBI’s total consolidated assets, at March 31, 2017, were $2.1 billion.  Trust assets under management include CTB’s investment portfolio totaling $0.6 billion.

Through its subsidiaries, CTBI engages in a wide range of commercial and personal banking and trust and wealth management activities, which include accepting time and demand deposits; making secured and unsecured loans to corporations, individuals and others; providing cash management services to corporate and individual customers; issuing letters of credit; renting safe deposit boxes; and providing funds transfer services.  The lending activities of CTB include making commercial, construction, mortgage, and personal loans.  Lease-financing, lines of credit, revolving lines of credit, term loans, and other specialized loans, including asset-based financing, are also available.  Our corporate subsidiaries act as trustees of personal trusts, as executors of estates, as trustees for employee benefit trusts, as paying agents for bond and stock issues, as investment agent, as depositories for securities, and as providers of full service brokerage and insurance services.  For further information, see Item 1 of our annual report on Form 10-K for the year ended December 31, 2016.

Results of Operations and Financial Condition

For the quarter ended March 31, 2017, we reported earnings of $11.3 million, or $0.64 per basic share, compared to $11.9 million, or $0.67 per basic share, earned during the fourth quarter 2016 and $11.6 million, or $0.66 per basic share, earned during the first quarter 2016.

Quarterly Highlights

❖	Our loan portfolio increased $31.5 million during the quarter and $80.6 million from March 31, 2016.

❖	Our investment portfolio increased $0.3 million during the quarter and $23.9 million from March 31, 2016.

❖	Deposits, including repurchase agreements, increased $84.9 million during the quarter and $124.0 million from March 31, 2016.

❖
Nonperforming loans at $25.1 million decreased $2.4 million from December 31, 2016 and $1.9 million from March 31, 2016.  Nonperforming assets at $60.8 million decreased $2.6 million from December 31, 2016 and $5.3 million from March 31, 2016.

❖
Net loan charge-offs for the quarter ended March 31, 2017 were $1.4 million, or 0.20% of average loans annualized, compared to $1.9 million, or 0.26%, experienced for the fourth quarter 2016 and $1.5 million, or 0.21%, for the first quarter 2016.

Income Statement Review

(dollars in thousands)			Change 2017 vs. 2016
Three Months Ended March 31	2017	2016	Amount	Percent
Net interest income	$33,090	$33,324	$(234)	(0.7)%
Provision for loan losses	1,229	1,765	(536)	(30.4)
Noninterest income	11,579	10,971	608	5.5
Noninterest expense	27,644	26,242	1,402	5.3
Income taxes	4,519	4,686	(167)	(3.6)
Net income	$11,277	$11,602	$(325)	(2.8)%

Average earning assets	$3,704,690	$3,620,318	$84,372	2.3%

Yield on average earnings assets	4.08%	4.12%	(0.04)%	(0.9)%
Cost of interest bearing funds	0.56%	0.49%	0.07%	14.2%

Net interest margin	3.68%	3.76%	(0.08)%	(2.2)%

Net Interest Income

Net interest income for the quarter of $33.1 million was a decrease of $0.3 million, or 1.0%, from fourth quarter 2016 and $0.2 million, or 0.7%, from prior year first quarter.  Our net interest margin at 3.68% increased 2 basis points from prior quarter but decreased 8 basis points from prior year same quarter, while our average earnings assets increased $14.2 million and $84.4 million, respectively, during those same periods.  Our yield on average earning assets increased 4 basis points from prior quarter but decreased 4 basis points from prior year same quarter, and our cost of funds increased 2 basis points from prior quarter and 7 basis points from prior year same quarter.  Our ratio of average loans to deposits, including repurchase agreements, was 87.9% for the quarters ended March 31, 2017 and December 31, 2016 compared to 88.4% for the quarter ended March 31, 2016.

Provision for Loan Losses

The provision for loan losses that was added to the allowance for the first quarter 2017 was $1.2 million compared to $2.0 million for the quarter ended December 31, 2016 and $1.8 million for the quarter ended March 31, 2016.  This provision represented a charge against current earnings in order to maintain the allowance at an appropriate level determined using the accounting estimates described in the Critical Accounting Policies and Estimates section.  Our reserve coverage (allowance for loan and lease loss reserve to nonperforming loans) at March 31, 2017 was 142.4% compared to 130.8% at December 31, 2016 and 134.7% at March 31, 2016.  Our loan loss reserve as a percentage of total loans outstanding at March 31, 2017 was 1.20% compared to 1.22% at December 31, 2016 and 1.26% at March 31, 2016.

Noninterest Income

Noninterest income for the quarter ended March 31, 2017 of $11.6 million was a decrease of $0.9 million, or 7.5%, from prior quarter but an increase of $0.6 million, or 5.5%, from prior year same quarter.  The decrease from prior quarter was due to decreases in gains on sales of loans ($0.2 million), deposit service charges ($0.3 million), and loan related fees ($0.5 million).  Deposit service charges and loan related fees, however, increased $0.1 million and $0.4 million, respectively, from prior year same quarter.  Loan related fees were affected by fluctuations in the fair value adjustments of our mortgage servicing rights with a decrease of $0.4 million from prior quarter but an increase of $0.4 million from same quarter last year.

Noninterest Expense

Noninterest expense for the quarter ended March 31, 2017 of $27.6 million was an increase of $0.6 million, or 2.4%, from prior quarter and $1.4 million, or 5.3%, from prior year same quarter.  The increase in noninterest expense was primarily due to an increase in personnel expense ($0.5 million quarter over quarter and $0.8 million year over year).  Quarter over quarter personnel expense was impacted by a $0.3 million increase in salaries, a $0.3 million increase in bonuses and incentives, and a $0.3 million increase in payroll taxes, partially offset by decreases in the cost of group medical and life insurance and other employee benefits.  Personnel expense year over year was impacted by a $0.3 million increase in salaries and a $0.5 million increase in the cost of group medical and life insurance.  Noninterest expense was also impacted year over year by a $0.4 million increase in net other real estate owned expense and a $0.2 million increase in data processing expense.

Balance Sheet Review

CTBI’s total assets at $4.0 billion increased $102.0 million, or an annualized 10.5%, from December 31, 2016 and $154.3 million, or 4.0%, from March 31, 2016.  Loans outstanding at March 31, 2017 were $3.0 billion, increasing $31.5 million, or an annualized 4.3%, from December 31, 2016 and $80.6 million, or 2.8%, from March 31, 2016.  We experienced an increase during the quarter of $20.6 million in the commercial loan portfolio and $12.6 million in the indirect loan portfolio, partially offset by declines of $0.8 million in the residential loan portfolio and $0.9 million in the consumer direct loan portfolio.  CTBI’s investment portfolio increased $0.3 million, or an annualized 0.2%, from December 31, 2016 and $23.9 million, or 4.1%, from March 31, 2016.  Deposits in other banks increased $58.6 million from prior quarter and $45.8 million from March 31, 2016.  Deposits, including repurchase agreements, at $3.4 billion increased $84.9 million, or an annualized 10.3%, from December 31, 2016 and $124.0 million, or 3.8%, from March 31, 2016.

Shareholders’ equity at March 31, 2017 was $507.5 million compared to $500.6 million at December 31, 2016 and $485.6 million at March 31, 2016.  Our tangible common equity/tangible assets ratio at March 31, 2017 was 11.14%.

Loans

(in thousands)	March 31, 2017
Loan Category	Balance	Variance from Prior Year-End	YTD Net Charge-Offs	Nonperforming	ALLL
Commercial:
Construction	$69,777	4.1%	$2	$1,708	$644
Secured by real estate	1,102,986	1.6	(203)	8,803	14,177
Equipment lease financing	5,443	(1.3)	0	0	40
Commercial other	350,506	0.1	(339)	1,737	4,736
Total commercial	1,528,712	1.4	(540)	12,248	19,597

Residential:
Real estate construction	55,746	(3.8)	0	223	571
Real estate mortgage	704,555	0.2	(2)	11,210	5,877
Home equity	91,330	(0.2)	(2)	936	757
Total residential	851,631	(0.1)	(4)	12,369	7,205

Consumer:
Consumer direct	132,201	(0.07)	(135)	49	1,844
Consumer indirect	457,321	2.8	(770)	415	7,067
Total consumer	589,522	2.0	(905)	464	8,911

Total loans	$2,969,865	1.1%	$(1,449)	$25,081	$35,713

Asset Quality

CTBI’s total nonperforming loans were $25.1 million at March 31, 2017, an 8.7% decrease from the $27.5 million at December 31, 2016 and a 7.0% decrease from the $27.0 million at March 31, 2016.  Loans 90+ days past due and accruing interest decreased $2.3 million during the quarter but increased $0.1 million from March 31, 2016.  Nonaccrual loans decreased $0.1 million during the quarter and $1.9 million from March 31, 2016.  Loans 30-89 days past due and accruing interest at $15.3 million was a decrease of $1.1 million from December 31, 2016 and $3.8 million from March 31 2016.  Our loan portfolio management processes focus on the immediate identification, management, and resolution of problem loans to maximize recovery and minimize loss.   Our loan risk management processes include weekly delinquent loan review meetings at the market levels and monthly delinquent loan review meetings involving senior corporate management to review all nonaccrual loans and loans 30 days or more past due.  Any activity regarding a criticized/classified loan (i.e. problem loan) must be approved by CTB’s Watch List Asset Committee (i.e. Problem Loan Committee).  CTB’s Watch List Asset Committee also meets on a quarterly basis and reviews every criticized/classified loan of $100,000 or greater.  We also have a Loan Review Department that reviews every market within CTB annually and performs extensive testing of the loan portfolio to assure the accuracy of loan grades and classifications for delinquency, troubled debt restructuring, impaired status, impairment, nonaccrual status, and adequate loan loss reserves.

Impaired loans, loans not expected to meet contractual principal and interest payments other than insignificant delays, at March 31, 2017 totaled $50.3 million, a decrease of $1.9 million from the $52.2 million at December 31, 2016 and $9.2 million from the $59.5 million at March 31, 2016.  At March 31, 2017, CTBI had $32.5 million in commercial loans secured by real estate, $5.1 million in commercial real estate construction loans, $10.9 million in commercial other loans, and $1.8 million in real estate mortgage loans that were modified in troubled debt restructurings and impaired.  Management evaluates all impaired loans for the amount of impairment, if any, and records a direct charge-off or provides specific reserves when necessary.

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

Net loan charge-offs for the quarter ended March 31, 2017 were $1.4 million, or 0.20% of average loans annualized, compared to $1.9 million, or 0.26%, experienced for the fourth quarter 2016 and $1.5 million, or 0.21%, for the first quarter 2016.  Of the net charge-offs for the quarter, $0.5 million were in commercial loans, $0.8 million were in indirect auto loans, and $0.1 million were in consumer direct loans.

Other real estate owned at March 31, 2017 was $35.8 million compared to $35.9 million at December 31, 2016 and $39.0 million at March 31, 2016.  Included in other real estate owned at March 31, 2017 is a $0.1 million property which was not acquired through foreclosure.  As a result of the relocation of our Campbellsville First Street branch to the Bypass location in 2017, the First Street property has been listed for sale and was booked into other real estate owned.  Sales of foreclosed properties for the quarter ended March 31, 2017 totaled $0.5 million while new foreclosed properties totaled $0.9 million.  At March 31, 2017, the book value of properties under contracts to sell was $4.4 million; however, the closings had not occurred at quarter-end.

When foreclosed properties are acquired, appraisals are obtained and the properties are booked at the current market value less expected sales costs.  Additionally, periodic updated appraisals are obtained on unsold foreclosed properties.  When an updated appraisal reflects a market value below the current book value, a charge is booked to current earnings to reduce the property to its new market value less expected sales costs.   Charges to earnings in the first quarter 2017 to reflect the decrease in current market values of foreclosed properties totaled $0.5 million.  There were thirty properties reappraised during the first quarter 2017.  Of these, nineteen properties were written down by a total of $0.5 million.  Charges during the quarters ended December 31, 2016 and March 31, 2016 were $0.6 million and $0.1 million, respectively.  Our policy for determining the frequency of periodic reviews is based upon consideration of the specific properties and the known or perceived market fluctuations in a particular market and is typically between 12 and 18 months but generally not more than 24 months.  Approximately eighty-three percent of our OREO properties have been reappraised within the past 18 months.  Management anticipates that our foreclosed properties will remain elevated as we work through current market conditions.

The appraisal aging analysis of foreclosed properties, as well as the holding period, at March 31, 2017 is shown below:

(in thousands)
Appraisal Aging Analysis		Holding Period Analysis
Days Since Last Appraisal	Current Book Value	Holding Period	Current Book Value
Up to 3 months	$5,279	Less than one year	$4,286
3 to 6 months	3,197	1 to 2 years	8,986
6 to 9 months	3,652	2 to 3 years	3,947
9 to 12 months	1,519	3 to 4 years	1,447
12 to 18 months	15,853	4 to 5 years	1,176
18 to 24 months	2,323	5 to 7 years*	11,129
Over 24 months	3,841	8 to 9 years*	4,693
Total	$35,664	Total	$35,664

*Regulatory approval is required and has been obtained to hold these properties beyond the initial period of 5 years.  Additional approval may be required to continue to hold these properties should they not be liquidated during the extension period, which is typically one year.

Dividends

The following schedule shows the quarterly cash dividends paid for the past six quarters:

Pay Date	Record Date	Amount Per Share
April 1, 2017	March 15, 2017	$0.320
January 1, 2017	December 15, 2016	$0.320
October 1, 2016	September 15, 2016	$0.320
July 1, 2016	June 15, 2016	$0.310
April 1, 2016	March 15, 2016	$0.310
January 1, 2016	December 15, 2015	$0.310

Liquidity and Market Risk

The objective of CTBI’s Asset/Liability management function is to maintain consistent growth in net interest income within our policy limits. This objective is accomplished through management of our consolidated balance sheet composition, liquidity, and interest rate risk exposures arising from changing economic conditions, interest rates, and customer preferences. The goal of liquidity management is to provide adequate funds to meet changes in loan and lease demand or deposit withdrawals. This is accomplished by maintaining liquid assets in the form of cash and cash equivalents and investment securities, sufficient unused borrowing capacity, and growth in core deposits. As of March 31, 2017, we had approximately $203.0 million in cash and cash equivalents and approximately $605.7 million in securities valued at estimated fair value designated as available-for-sale and available to meet liquidity needs on a continuing basis compared to $144.7 million and $605.4 million at December 31, 2016.  Additional asset-driven liquidity is provided by the remainder of the securities portfolio and the repayment of loans.  In addition to core deposit funding, we also have a variety of other short-term and long-term funding sources available.  We also rely on Federal Home Loan Bank advances for both liquidity and management of our asset/liability position.  Federal Home Loan Bank advances were $0.9 million at March 31, 2017 and December 31, 2016.  As of March 31, 2017, we had a $303.7 million available borrowing position with the Federal Home Loan Bank compared to $295.8 million at December 31, 2016.  We generally rely upon net inflows of cash from financing activities, supplemented by net inflows of cash from operating activities, to provide cash for our investing activities.  As is typical of many financial institutions, significant financing activities include deposit gathering, use of short-term borrowing facilities such as repurchase agreements and federal funds purchased, and issuance of long-term debt.  At March 31, 2017 we had $57 million in lines of credit with various correspondent banks available to meet any future cash needs compared to $57 million at December 31, 2016.  Our primary investing activities include purchases of securities and loan originations.  We do not rely on any one source of liquidity and manage availability in response to changing consolidated balance sheet needs.  Included in our cash and cash equivalents at March 31, 2017 were federal funds sold of $6.3 million compared to $0.5 million at December 31, 2016, and deposits with the Federal Reserve were $143.1 million compared to $93.4 million at December 31, 2016.  Additionally, we project cash flows from our investment portfolio to generate additional liquidity over the next 90 days.

The investment portfolio consists of investment grade short-term issues suitable for bank investments.  The majority of the investment portfolio is in U.S. government and government sponsored agency issuances.  At March 31, 2017, available-for-sale (“AFS”) securities comprised approximately 99.9% of the total investment portfolio, and the AFS portfolio was approximately 119% of equity capital.  Ninety-two percent of the pledge eligible portfolio was pledged.

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

Capital Resources

Shareholders’ equity was $507.5 million at March 31, 2017 and $500.6 million at December 31, 2016.  CTBI’s annualized dividend yield to shareholders as of March 31, 2017 was 2.80%.  Our primary source of capital growth is the retention of earnings.  Cash dividends were $0.32 per share and $0.31 per share for the three months ended March 31, 2017 and 2016, respectively.  We retained 50.0% of our earnings for the first three months of 2017 compared to 53.0% for the first three months of 2016.

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

As of March 31, 2017, following implementation of the new rules, CTBI had a common equity Tier 1 capital ratio of 15.21%, a Tier 1 capital ratio of 17.25%, a total capital ratio of 18.49%, and a Tier 1 leverage ratio of 12.85%, all above the required levels to be considered “well-capitalized.”  Our capital conservation buffer at March 31, 2017 was 10.49%.

As of March 31, 2017, we are not aware of any current recommendations by banking regulatory authorities which, if they were to be implemented, would have, or are reasonably likely to have, a material adverse impact on our liquidity, capital resources, or operations.

As discussed in our most recent Form 10-K, CTBI believes it is likely that it will be cited for two violations based on alleged unfair and deceptive practices with respect to two CTB deposit add-on products.  CTBI has evaluated the possible violations and their potential financial impact.  Based upon this analysis, management established an accrual in 2014, which was not considered material, for possible customer reimbursements.  We have not received a final written notice citing such violations and have not been informed as to the amount of, or relevant time period for, related reimbursement.  The actual amount of reimbursement may materially vary from the amount management has evaluated as most likely at March 31, 2017, but it is not currently expected to be material to the financial statements.

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

Beginning in 2008, the U.S. economy faced a severe economic crisis including a major recession from which it is recovering.  Commerce and business growth in certain regions in the U.S. remains reduced and local governments and many businesses continue to experience financial difficulty.  In some areas of the U.S., including certain parts of our service area, unemployment levels remain elevated.  There can be no assurance that these conditions will continue to improve and these conditions could worsen.  In addition, the level of U.S. debt, the Federal Open Market Committee’s plan for economic stabilization, potential volatility in oil prices, potential U.S. tax law modifications, and the possible repeal of the Patient Protection and Affordable Care Act and the implementation of replacement healthcare legislation may have a destabilizing effect on financial markets or a negative effect on the economy.

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

Income Taxes – Income tax expense is based on the taxes due on the consolidated tax return plus deferred taxes based on the expected future tax benefits and consequences of temporary differences between carrying amounts and tax bases of assets and liabilities, using enacted tax rates.  Any interest and penalties incurred in connection with income taxes are recorded as a component of income tax expense in the consolidated financial statements.  During the quarters ended March 31, 2017 and 2016, CTBI has not recognized a significant amount of interest expense or penalties in connection with income taxes.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Interest rate risk management focuses on maintaining consistent growth in net interest income within Board-approved policy limits.  CTBI uses an earnings simulation model to analyze net interest income sensitivity to movements in interest rates.  Given a 200 basis point increase to the yield curve used in the simulation model, it is estimated net interest income for CTBI would increase by 3.38 percent over one year and increase by 6.37 percent over two years.  A 25 basis point decrease in the yield curve would decrease net interest income by an estimated 0.22 percent over one year and decrease by 0.38 percent over two years.  For further discussion of CTBI’s market risk, see the Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Market Risk included in the annual report on Form 10-K for the year ended December 31, 2016.

Item 4.  Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

CTBI’s management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934.  As of the end of the period covered by this report, an evaluation was carried out by CTBI’s management, with the participation of our Chief Executive Officer and the Executive Vice President, Chief Financial Officer, and Treasurer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, management concluded that disclosure controls and procedures as of March 31, 2017 were effective in ensuring material information required to be disclosed in this quarterly report on Form 10-Q was recorded, processed, summarized, and reported on a timely basis.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in CTBI’s internal control over financial reporting that occurred during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, CTBI’s internal control over financial reporting.

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

COMMUNITY TRUST BANCORP, INC.

Date: May 9, 2017	By:	/s/ Jean R. Hale
Jean R. Hale
Chairman, President, and Chief Executive Officer

/s/ Kevin J. Stumbo
Kevin J. Stumbo
Executive Vice President, Chief Financial Officer, and
Treasurer