Form 10-Q
period 2017-06-30
COMMUNITY TRUST BANCORP INC /KY/
filed 2017-08-03
CIK 350852

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017

or

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ✓	Non-accelerated filer ☐
(Do not check if a smaller reporting company)

Smaller reporting company ☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised ﬁnancial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	No ✓

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Common stock – 17,674,440 shares outstanding at July 31, 2017

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

Community Trust Bancorp, Inc.
Condensed Consolidated Balance Sheets

(dollars in thousands)	(unaudited) June 30 2017	December 31 2016
Assets:
Cash and due from banks	$51,224	$48,603
Interest bearing deposits	74,806	95,586
Federal funds sold	1,800	527
Cash and cash equivalents	127,830	144,716

Certificates of deposit in other banks	12,260	980
Securities available-for-sale at fair value (amortized cost of $611,178 and $608,939, respectively)	610,368	605,394
Securities held-to-maturity at amortized cost (fair value of $858 and $867, respectively)	858	866
Loans held for sale	4,624	1,244

Loans	3,087,342	2,938,371
Allowance for loan and lease losses	(37,133)	(35,933)
Net loans	3,050,209	2,902,438

Premises and equipment, net	47,036	47,940
Federal Home Loan Bank stock	17,927	17,927
Federal Reserve Bank stock	4,887	4,887
Goodwill	65,490	65,490
Core deposit intangible (net of accumulated amortization of $8,562 and $8,483, respectively)	53	133
Bank owned life insurance	64,589	63,881
Mortgage servicing rights	3,304	3,433
Other real estate owned	32,785	35,856
Other assets	38,893	36,984
Total assets	$4,081,113	$3,932,169

Liabilities and shareholders’ equity:
Deposits:
Noninterest bearing	$782,864	$767,918
Interest bearing	2,322,746	2,313,390
Total deposits	3,105,610	3,081,308

Repurchase agreements	257,208	251,065
Federal funds purchased	7,220	4,816
Advances from Federal Home Loan Bank	100,894	944
Long-term debt	59,341	61,341
Deferred taxes	8,916	7,836
Other liabilities	27,009	24,244
Total liabilities	3,566,198	3,431,554

Shareholders’ equity:
Preferred stock, 300,000 shares authorized and unissued	-	-
Common stock, $5 par value, shares authorized 25,000,000; shares outstanding 2017 – 17,670,501; 2016 – 17,628,695	88,353	88,144
Capital surplus	220,471	219,697
Retained earnings	206,617	195,078
Accumulated other comprehensive loss, net of tax	(526)	(2,304)
Total shareholders’ equity	514,915	500,615

Total liabilities and shareholders’ equity	$4,081,113	$3,932,169

See notes to condensed consolidated financial statements.

Community Trust Bancorp, Inc.
Condensed Consolidated Statements of Income and Comprehensive Income
(unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30
(in thousands except per share data)	2017	2016	2017	2016
Interest income:
Interest and fees on loans, including loans held for sale	$34,880	$33,255	$68,355	$66,579
Interest and dividends on securities
Taxable	2,230	2,065	4,260	4,158
Tax exempt	721	658	1,470	1,350
Interest and dividends on Federal Reserve Bank and Federal Home Loan Bank stock	283	252	559	506
Other, including interest on federal funds sold	297	144	535	308
Total interest income	38,411	36,374	75,179	72,901

Interest expense:
Interest on deposits	3,181	2,677	6,122	5,248
Interest on repurchase agreements and other short-term borrowings	411	284	749	548
Interest on advances from Federal Home Loan Bank	165	4	168	48
Interest on long-term debt	414	350	810	674
Total interest expense	4,171	3,315	7,849	6,518

Net interest income	34,240	33,059	67,330	66,383
Provision for loan losses	2,764	1,873	3,993	3,638
Net interest income after provision for loan losses	31,476	31,186	63,337	62,745

Noninterest income:
Service charges on deposit accounts	6,199	6,272	12,159	12,117
Gains on sales of loans, net	251	446	507	762
Trust and wealth management income	2,649	2,396	5,235	4,671
Loan related fees	773	739	1,778	1,350
Bank owned life insurance	526	538	1,050	1,068
Brokerage revenue	423	317	735	680
Securities gains (losses)	18	(4)	10	64
Other noninterest income	1,472	1,065	2,416	2,028
Total noninterest income	12,311	11,769	23,890	22,740

Noninterest expense:
Officer salaries and employee benefits	2,663	2,964	5,927	6,057
Other salaries and employee benefits	11,381	11,358	23,041	22,398
Occupancy, net	1,972	1,966	3,999	4,023
Equipment	748	729	1,534	1,444
Data processing	1,757	1,559	3,546	3,128
Bank franchise tax	1,521	1,400	3,041	2,799
Legal fees	385	502	827	982
Professional fees	551	483	1,047	922
Advertising and marketing	708	580	1,393	1,209
FDIC insurance	315	576	607	1,159
Other real estate owned provision and expense	1,827	468	2,743	1,019
Repossession expense	227	424	428	639
Amortization of limited partnership investments	604	997	1,209	1,532
Other noninterest expense	2,907	3,186	5,868	6,123
Total noninterest expense	27,566	27,192	55,210	53,434

Income before income taxes	16,221	15,763	32,017	32,051
Income taxes	4,680	4,197	9,199	8,883
Net income	11,541	11,566	22,818	23,168

Other comprehensive income:
Unrealized holding gains on securities available-for-sale:
Unrealized holding gains arising during the period	1,630	2,321	2,745	8,124
Less: Reclassification adjustments for realized gains (losses) included in net income	18	(4)	10	64
Tax expense	564	814	957	2,821
Other comprehensive income, net of tax	1,048	1,511	1,778	5,239
Comprehensive income	$12,589	$13,077	$24,596	$28,407

Basic earnings per share	$0.65	$0.66	$1.29	$1.32
Diluted earnings per share	$0.65	$0.66	$1.29	$1.32

Weighted average shares outstanding-basic	17,626	17,530	17,621	17,521
Weighted average shares outstanding-diluted	17,645	17,542	17,641	17,538

Dividends declared per share	$0.32	$0.31	$0.64	$0.62

See notes to condensed consolidated financial statements.

Community Trust Bancorp, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended
	June 30
(in thousands)	2017	2016
Cash flows from operating activities:
Net income	$22,818	$23,168
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,023	1,909
Deferred taxes	123	515
Stock-based compensation	302	235
Excess tax benefits of stock-based compensation	0	93
Provision for loan losses	3,993	3,638
Write-downs of other real estate owned and other repossessed assets	1,987	224
Gains on sale of mortgage loans held for sale	(507)	(762)
Securities gains	(10)	(64)
Gain on debt repurchase	(560)	0
Losses on sale of assets, net	10	75
Proceeds from sale of mortgage loans held for sale	22,859	34,372
Funding of mortgage loans held for sale	(25,732)	(34,145)
Amortization of securities premiums and discounts, net	1,551	1,016
Change in cash surrender value of bank owned life insurance	(708)	(758)
Mortgage servicing rights:
Fair value adjustments	301	660
New servicing assets created	(172)	(221)
Changes in:
Other assets	(1,966)	(3,371)
Other liabilities	2,756	(1,813)
Net cash provided by operating activities	29,068	24,771

Cash flows from investing activities:
Certificates of deposit in other banks:
Purchase of certificates of deposit	(11,515)	0
Maturity of certificates of deposit	235	2,732
Securities available-for-sale (AFS):
Purchase of AFS securities	(77,344)	(30,274)
Proceeds from the sales of AFS securities	3,261	3,509
Proceeds from prepayments and maturities of AFS securities	70,304	49,693
Securities held-to-maturity (HTM):
Proceeds from maturities of HTM securities	8	0
Change in loans, net	(151,624)	(62,493)
Purchase of premises and equipment	(1,187)	(1,746)
Proceeds from sale and retirement of premises and equipment	25	10
Proceeds from sale of other real estate and other repossessed assets	1,128	3,713
Net cash used in investing activities	(166,709)	(34,856)

Cash flows from financing activities:
Change in deposits, net	24,302	61,201
Change in repurchase agreements, federal funds purchased, and other short-term borrowings, net	8,547	10,811
Proceeds from Federal Home Loan Bank advances	100,000	0
Payments on advances from Federal Home Loan Bank	(50)	(100,057)
Repurchase of long-term debt	(1,440)	0
Issuance of common stock	708	560
Repurchase of common stock	0	(382)
Excess tax benefits of stock-based compensation	0	(93)
Dividends paid	(11,312)	(10,916)
Net cash provided by (used in) financing activities	120,755	(38,876)
Net decrease in cash and cash equivalents	(16,886)	(48,961)
Cash and cash equivalents at beginning of period	144,716	187,611
Cash and cash equivalents at end of period	$127,830	$138,650

Supplemental disclosures:
Income taxes paid	$6,400	$11,279
Interest paid	6,912	5,763
Non-cash activities:
Loans to facilitate the sale of other real estate owned and repossessed assets	1,574	2,257
Common stock dividends accrued, paid in subsequent quarter	204	208
Real estate acquired in settlement of loans	1,434	3,292
See notes to condensed consolidated financial statements.

Community Trust Bancorp, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1 - Summary of Significant Accounting Policies

In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments (which consist of normal recurring adjustments) necessary, to present fairly the condensed consolidated financial position as of June 30, 2017, the results of operations for the three and six months ended June 30, 2017 and 2016, and the cash flows for the six months ended June 30, 2017 and 2016.  In accordance with accounting principles generally accepted in the United States of America for interim financial information, these statements do not include certain information and footnote disclosures required by accounting principles generally accepted in the United States of America for complete annual financial statements.  The results of operations for the three and six months ended June 30, 2017 and the cash flows for the six months ended June 30, 2017 and 2016 are not necessarily indicative of the results to be expected for the full year.  The condensed consolidated balance sheet as of December 31, 2016 has been derived from the audited consolidated financial statements of Community Trust Bancorp, Inc. (“CTBI”) for that period.  For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2016, included in our annual report on Form 10-K.

Principles of Consolidation – The unaudited condensed consolidated financial statements include the accounts of CTBI and its separate and distinct, wholly owned subsidiaries Community Trust Bank, Inc. (“CTB”) and Community Trust and Investment Company.  All significant intercompany transactions have been eliminated in consolidation.

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

When any secured commercial loan is considered uncollectable, whether past due or not, a current assessment of the value of the underlying collateral is made.  If the balance of the loan exceeds the fair value of the collateral, the loan is placed on nonaccrual and the loan is charged down to the value of the collateral less estimated cost to sell or a specific reserve equal to the difference between book value of the loan and the fair value assigned to the collateral is created until such time as the loan is foreclosed.  When the foreclosed collateral has been legally assigned to CTBI, the estimated fair value of the collateral less costs to sell is then transferred to other real estate owned or other repossessed assets, and a charge-off is taken for any remaining balance.  When any unsecured commercial loan is considered uncollectable the loan is charged off no later than at 90 days past due.

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

Income Taxes – Income tax expense is based on the taxes due on the consolidated tax return plus deferred taxes based on the expected future tax benefits and consequences of temporary differences between carrying amounts and tax bases of assets and liabilities, using enacted tax rates.  Any interest and penalties incurred in connection with income taxes are recorded as a component of income tax expense in the consolidated financial statements.  During the six months ended June 30, 2017 and 2016, CTBI has not recognized a significant amount of interest expense or penalties in connection with income taxes.

Note 2 – Stock-Based Compensation

CTBI’s compensation expense related to stock option grants was $14 thousand and $15 thousand, respectively, for the three months ended June 30, 2017 and 2016, and $28 thousand for both the six months ended June 30, 2017 and 2016.  Restricted stock expense for the three months ended June 30, 2017 and 2016 was $142 thousand and $97 thousand, respectively, including $13 thousand and $9 thousand in dividends paid for each period.  Restricted stock expense for the six months ended June 30, 2017 and 2016 was $274 thousand and $207 thousand, respectively, including $27 thousand and $18 thousand in dividends paid for each period.  As of June 30, 2017, there was a total of $0.1 million of unrecognized compensation expense related to unvested stock option awards that will be recognized as expense as the awards vest over a weighted average period of 2.8 years and a total of $1.5 million of unrecognized compensation expense related to restricted stock grants that will be recognized as expense as the awards vest over a weighted average period of 3.3 years.

There were no shares of restricted stock granted during three months ended June 30, 2017 and 2016.  There were 23,668 and 18,069 shares of restricted stock granted during the six months ended June 30, 2017 and 2016, respectively.  The restricted stock was issued pursuant to the terms of CTBI’s 2015 Stock Ownership Incentive Plan.  The restrictions on the restricted stock will lapse ratably over four years, except for a 5,000 management retention restricted stock award granted in 2017 which will cliff vest at the end of five years.  However, in the event of certain participant employee termination events occurring within 24 months of a change in control of CTBI or the death of the participant, the restrictions will lapse, and in the event of the participant’s disability, the restrictions will lapse on a pro rata basis.  The Compensation Committee will have discretion to review and revise restrictions applicable to a participant’s restricted stock in the event of the participant’s retirement.

There were no stock options granted in the first six months of 2017.  There were 10,000 stock options granted during the six months ended June 30, 2016.  The fair value of stock options granted during the six months ended June 30, 2016 were established at the date of grant using a Black-Scholes option pricing model with the weighted average assumptions as follows:

Six Months Ended June 30, 2016
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

The amortized cost and fair value of securities at June 30, 2017 are summarized as follows:

Available-for-Sale

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury and government agencies	$236,345	$173	$(460)	$236,058
State and political subdivisions	129,872	2,833	(763)	131,942
U.S. government sponsored agency mortgage-backed securities	219,961	836	(2,925)	217,872
Total debt securities	586,178	3,842	(4,148)	585,872
CRA investment funds	25,000	90	(594)	24,496
Total available-for-sale securities	$611,178	$3,932	$(4,742)	$610,368

Held-to-Maturity

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
State and political subdivisions	$858	$0	$0	$858
Total held-to-maturity securities	$858	$0	$0	$858

The amortized cost and fair value of securities at December 31, 2016 are summarized as follows:

Available-for-Sale

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury and government agencies	$223,014	$193	$(743)	$222,464
State and political subdivisions	133,351	1,957	(1,792)	133,516
U.S. government sponsored agency mortgage-backed securities	227,574	1,008	(3,526)	225,056
Total debt securities	583,939	3,158	(6,061)	581,036
CRA investment funds	25,000	76	(718)	24,358
Total available-for-sale securities	$608,939	$3,234	$(6,779)	$605,394

Held-to-Maturity

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
State and political subdivisions	$866	$1	$0	$867
Total held-to-maturity securities	$866	$1	$0	$867

The amortized cost and fair value of securities at June 30, 2017 by contractual maturity are shown below.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale		Held-to-Maturity
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$69,861	$69,819	$0	$0
Due after one through five years	162,304	163,221	858	858
Due after five through ten years	51,203	52,067	0	0
Due after ten years	82,849	82,893	0	0
U.S. government sponsored agency mortgage-backed securities	219,961	217,872	0	0
Total debt securities	586,178	585,872	858	858
CRA investment funds	25,000	24,496	0	0
Total securities	$611,178	$610,368	$858	$858

During the three months ended June 30, 2017, there was a net gain of $18 thousand on sales and calls of AFS securities, consisting of a pre-tax gain of $30 thousand and a pre-tax loss of $12 thousand.  During the three months ended June 30, 2016, there was a net loss of $4 thousand on calls of AFS securities, consisting of a pre-tax gain of $1 thousand and a pre-tax loss of $5 thousand.

During the six months ended June 30, 2017, there was a combined gain of $10 thousand on sales and calls of AFS securities, consisting of a pre-tax gain of $29 thousand and a pre-tax loss of $19 thousand.  During the six months ended June 30, 2016, there was a combined gain of $64 thousand on sales and calls of AFS securities, consisting of a pre-tax gain of $69 thousand and a pre-tax loss of $5 thousand.

The amortized cost of securities pledged as collateral, to secure public deposits and for other purposes, was $224.1 million at June 30, 2017 and $221.2 million at December 31, 2016.

The amortized cost of securities sold under agreements to repurchase amounted to $297.1 million at June 30, 2017 and $303.5 million at December 31, 2016.

CTBI evaluates its investment portfolio on a quarterly basis for impairment.  The analysis performed as of June 30, 2017 indicates that all impairment is considered temporary, market and interest rate driven, and not credit-related.  The percentage of total investments with unrealized losses as of June 30, 2017 was 60.7% compared to 65.6% as of December 31, 2016.  The following tables provide the amortized cost, gross unrealized losses, and fair market value, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position as of June 30, 2017 that are not deemed to be other-than-temporarily impaired.  There were no held-to-maturity securities that were deemed to be impaired as of June 30, 2017.

Available-for-Sale

(in thousands)	Amortized Cost	Gross Unrealized Losses	Fair Value
Less Than 12 Months
U.S. Treasury and government agencies	$139,137	$(419)	$138,718
State and political subdivisions	26,970	(742)	26,228
U.S. government sponsored agency mortgage-backed securities	132,510	(2,076)	130,434
Total debt securities	298,617	(3,237)	295,380
CRA investment funds	17,500	(347)	17,153
Total <12 months temporarily impaired AFS securities	316,117	(3,584)	312,533

12 Months or More
U.S. Treasury and government agencies	21,647	(41)	21,606
State and political subdivisions	2,383	(21)	2,362
U.S. government sponsored agency mortgage-backed securities	30,644	(849)	29,795
Total debt securities	54,674	(911)	53,763
CRA investment funds	5,000	(247)	4,753
Total ≥12 months temporarily impaired AFS securities	59,674	(1,158)	58,516

Total
U.S. Treasury and government agencies	160,784	(460)	160,324
State and political subdivisions	29,353	(763)	28,590
U.S. government sponsored agency mortgage-backed securities	163,154	(2,925)	160,229
Total debt securities	353,291	(4,148)	349,143
CRA investment funds	22,500	(594)	21,906
Total temporarily impaired AFS securities	$375,791	$(4,742)	$371,049

U.S. Treasury and Government Agencies

The unrealized losses in U.S. Treasury and government agencies were caused by interest rate increases.  The contractual terms of those investments do not permit the issuer to settle the securities at a price less than par which will equal amortized cost at maturity.  CTBI does not consider those investments to be other-than-temporarily impaired at June 30, 2017, because CTBI does not intend to sell the investments and it is not more likely than not that we will be required to sell the investments before recovery of their amortized cost, which may be maturity.

State and Political Subdivisions

The unrealized losses in securities of state and political subdivisions were caused by interest rate increases.  The contractual terms of those investments do not permit the issuer to settle the securities at a price less than par which will equal amortized cost at maturity.  CTBI does not consider those investments to be other-than-temporarily impaired at June 30, 2017, because CTBI does not intend to sell the investments before recovery of their amortized cost and it is not more likely than not that we will be required to sell the investments before recovery of their amortized cost, which may be maturity.

U.S. Government Sponsored Agency Mortgage-Backed Securities

The unrealized losses in U.S. government sponsored agency mortgage-backed securities were caused by interest rate increases.  CTBI expects to recover the amortized cost basis over the term of the securities.  CTBI does not consider those investments to be other-than-temporarily impaired at June 30, 2017, because (i) the decline in market value is attributable to changes in interest rates and not credit quality, (ii) CTBI does not intend to sell the investments, and (iii) it is not more likely than not we will be required to sell the investments before recovery of their amortized cost, which may be maturity.

CRA Investment Funds

CTBI’s CRA investment funds consist of investments in fixed income mutual funds ($24.5 million of the total fair value and $594 thousand of the total unrealized losses in common stock investments).  The severity of the impairment (fair value is approximately 2.4% less than cost) and the duration of the impairment correlates with the decline in long-term interest rates in 2017.  CTBI evaluated the near-term prospects of these funds in relation to the severity and duration of the impairment.  Based on that evaluation, CTBI does not consider those investments to be other-than-temporarily impaired at June 30, 2017.

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

Note 4 – Loans

Major classifications of loans, net of unearned income, deferred loan origination costs, and net premiums on acquired loans, are summarized as follows:

(in thousands)	June 30 2017	December 31 2016
Commercial construction	$72,054	$66,998
Commercial secured by real estate	1,179,229	1,085,428
Equipment lease financing	4,903	5,512
Commercial other	352,173	350,159
Real estate construction	58,566	57,966
Real estate mortgage	708,467	702,969
Home equity	93,721	91,511
Consumer direct	135,228	133,093
Consumer indirect	483,001	444,735
Total loans	$3,087,342	$2,938,371

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

Not included in the loan balances above were loans held for sale in the amount of $4.6 million at June 30, 2017 and $1.2 million at December 31, 2016.

Refer to note 1 to the condensed consolidated financial statements for further information regarding our nonaccrual policy.  Nonaccrual loans segregated by class of loans were as follows:

(in thousands)	June 30 2017	December 31 2016
Commercial:
Commercial construction	$1,328	$1,912
Commercial secured by real estate	8,713	6,326
Commercial other	1,404	1,559

Residential:
Real estate construction	189	11
Real estate mortgage	7,461	6,260
Home equity	556	555
Total nonaccrual loans	$19,651	$16,623

The following tables present CTBI’s loan portfolio aging analysis, segregated by class, as of June 30, 2017 and December 31, 2016:

	June 30, 2017
(in thousands)	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Current	Total Loans	90+ and Accruing*
Commercial:
Commercial construction	$0	$0	$1,352	$1,352	$70,702	$72,054	$24
Commercial secured by real estate	2,272	3,540	7,757	13,569	1,165,660	1,179,229	2,171
Equipment lease financing	0	0	130	130	4,773	4,903	130
Commercial other	513	420	1,123	2,056	350,117	352,173	235
Residential:
Real estate construction	1,254	177	393	1,824	56,742	58,566	205
Real estate mortgage	950	4,113	11,270	16,333	692,134	708,467	5,042
Home equity	1,004	261	692	1,957	91,764	93,721	300
Consumer:
Consumer direct	788	132	34	954	134,274	135,228	34
Consumer indirect	2,826	793	221	3,840	479,161	483,001	221
Total	$9,607	$9,436	$22,972	$42,015	$3,045,327	$3,087,342	$8,362

	December 31, 2016
(in thousands)	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Current	Total Loans	90+ and Accruing*
Commercial:
Commercial construction	$22	$0	$1,940	$1,962	$65,036	$66,998	$28
Commercial secured by real estate	2,033	478	8,847	11,358	1,074,070	1,085,428	3,015
Equipment lease financing	0	0	0	0	5,512	5,512	0
Commercial other	997	122	1,235	2,354	347,805	350,159	141
Residential:
Real estate construction	707	42	152	901	57,065	57,966	152
Real estate mortgage	1,493	5,278	10,695	17,466	685,503	702,969	6,295
Home equity	829	288	905	2,022	89,489	91,511	467
Consumer:
Consumer direct	873	265	68	1,206	131,887	133,093	68
Consumer indirect	3,288	851	681	4,820	439,915	444,735	681
Total	$10,242	$7,324	$24,523	$42,089	$2,896,282	$2,938,371	$10,847

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

The following tables present the credit risk profile of CTBI’s commercial loan portfolio based on rating category and payment activity, segregated by class of loans, as of June 30, 2017 and December 31, 2016:

(in thousands)	Commercial Construction	Commercial Secured by Real Estate	Equipment Leases	Commercial Other	Total
June 30, 2017
Pass	$62,033	$1,056,938	$4,667	$302,783	$1,426,421
Watch	3,988	64,594	0	30,861	99,443
OAEM	1,874	23,458	106	8,775	34,213
Substandard	3,981	33,882	130	9,389	47,382
Doubtful	178	357	0	365	900
Total	$72,054	$1,179,229	$4,903	$352,173	$1,608,359

December 31, 2016
Pass	$55,315	$975,383	$5,206	$299,301	$1,335,205
Watch	3,366	51,932	137	32,780	88,215
OAEM	2,535	25,772	169	7,913	36,389
Substandard	5,592	31,945	0	9,599	47,136
Doubtful	190	396	0	566	1,152
Total	$66,998	$1,085,428	$5,512	$350,159	$1,508,097

The following tables present the credit risk profile of CTBI’s residential real estate and consumer loan portfolios based on performing or nonperforming status, segregated by class, as of June 30, 2017 and December 31, 2016:

(in thousands)	Real Estate Construction	Real Estate Mortgage	Home Equity	Consumer Direct	Consumer Indirect	Total
June 30, 2017
Performing	$58,172	$695,964	$92,865	$135,194	$482,780	$1,464,975
Nonperforming (1)	394	12,503	856	34	221	14,008
Total	$58,566	$708,467	$93,721	$135,228	$483,001	$1,478,983

December 31, 2016
Performing	$57,803	$690,414	$90,489	$133,025	$444,054	$1,415,785
Nonperforming (1)	163	12,555	1,022	68	681	14,489
Total	$57,966	$702,969	$91,511	$133,093	$444,735	$1,430,274

(1)  A loan is considered nonperforming if it is 90 days or more past due and/or on nonaccrual.

The total of consumer mortgage loans secured by real estate properties for which formal foreclosure proceedings are in process totaled $5.0 million at June 30, 2017 compared to $3.5 million at December 31, 2016.

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

The following table presents impaired loans, the average investment in impaired loans, and interest income recognized on impaired loans for the periods ended June 30, 2017, December 31, 2016, and June 30, 2016:

	June 30, 2017
(in thousands)	Recorded Balance	Unpaid Contractual Principal Balance	Specific Allowance
Loans without a specific valuation allowance:
Commercial construction	$4,707	$4,709	$0
Commercial secured by real estate	27,509	28,195	0
Equipment lease financing	130	130	0
Commercial other	10,719	12,619	0
Real estate construction	846	846	0
Real estate mortgage	1,803	1,803	0

Loans with a specific valuation allowance:
Commercial construction	153	174	25
Commercial secured by real estate	4,731	5,833	1,227
Commercial other	131	134	67

Totals:
Commercial construction	4,860	4,883	25
Commercial secured by real estate	32,240	34,028	1,227
Equipment lease financing	130	130	0
Commercial other	10,850	12,753	67
Real estate construction	846	846	0
Real estate mortgage	1,803	1,803	0
Total	$50,729	$54,443	$1,319

	Three Months Ended		Six Months Ended
	June 30, 2017		June 30, 2017
(in thousands)	Average Investment in Impaired Loans	*Interest Income Recognized	Average Investment in Impaired Loans	*Interest Income Recognized
Loans without a specific valuation allowance:
Commercial construction	$5,041	$49	$5,101	$86
Commercial secured by real estate	27,858	343	28,252	704
Equipment lease financing	135	0	68	0
Commercial other	10,882	133	10,981	273
Real estate construction	846	0	423	0
Real estate mortgage	1,803	11	1,804	22

Loans with a specific valuation allowance:
Commercial construction	153	0	157	0
Commercial secured by real estate	4,745	5	4,362	5
Commercial other	131	0	66	0

Totals:
Commercial construction	5,194	49	5,258	86
Commercial secured by real estate	32,603	348	32,614	709
Equipment lease financing	135	0	68	0
Commercial other	11,013	133	11,047	273
Real estate construction	846	0	423	0
Real estate mortgage	1,803	11	1,804	22
Total	$51,594	$541	$51,214	$1,090

	December 31, 2016
(in thousands)	Recorded Balance	Unpaid Contractual Principal Balance	Specific Allowance	Average Investment in Impaired Loans	*Interest Income Recognized
Loans without a specific valuation allowance:
Commercial construction	$4,102	$4,123	$0	$4,367	$218
Commercial secured by real estate	29,025	29,594	0	31,136	1,609
Commercial other	11,215	13,155	0	11,561	632
Real estate mortgage	1,483	1,483	0	1,691	52

Loans with a specific valuation allowance:
Commercial construction	1,507	1,509	213	2,290	0
Commercial secured by real estate	4,731	5,885	1,035	4,151	19
Commercial other	139	139	65	483	0

Totals:
Commercial construction	5,609	5,632	213	6,657	218
Commercial secured by real estate	33,756	35,479	1,035	35,287	1,628
Commercial other	11,354	13,294	65	12,044	632
Real estate mortgage	1,483	1,483	0	1,691	52
Total	$52,202	$55,888	$1,313	$55,679	$2,530

	June 30, 2016
(in thousands)	Recorded Balance	Unpaid Contractual Principal Balance	Specific Allowance
Loans without a specific valuation allowance:
Commercial construction	$4,455	$4,741	$0
Commercial secured by real estate	30,181	30,816	0
Commercial other	11,328	13,113	0
Real estate mortgage	1,761	1,761	0

Loans with a specific valuation allowance:
Commercial construction	2,207	2,209	287
Commercial secured by real estate	2,667	3,721	720
Commercial other	670	683	330

Totals:
Commercial construction	6,662	6,950	287
Commercial secured by real estate	32,848	34,537	720
Commercial other	11,998	13,796	330
Real estate mortgage	1,761	1,761	0
Total	$53,269	$57,044	$1,337

	Three Months Ended		Six Months Ended
	June 30, 2016		June 30, 2016
(in thousands)	Average Investment in Impaired Loans	*Interest Income Recognized	Average Investment in Impaired Loans	*Interest Income Recognized
Loans without a specific valuation allowance:
Commercial construction	$4,730	$56	$4,526	$105
Commercial secured by real estate	30,339	387	31,426	774
Commercial other	11,446	169	11,597	317
Real estate mortgage	1,764	14	1,893	30

Loans with a specific valuation allowance:
Commercial construction	2,372	0	2,887	0
Commercial secured by real estate	3,598	0	4,163	18
Commercial other	667	0	693	0

Totals:
Commercial construction	7,102	56	7,413	105
Commercial secured by real estate	33,937	387	35,589	792
Commercial other	12,113	169	12,290	317
Real estate mortgage	1,764	14	1,893	30
Total	$54,916	$626	$57,185	$1,244

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

During 2017, certain loans were modified in troubled debt restructurings, where economic concessions were granted to borrowers consisting of reductions in the interest rates, payment extensions, forgiveness of principal, and forbearances.  Presented below, segregated by class of loans, are troubled debt restructurings that occurred during the three and six months ended June 30, 2017 and 2016 and the year ended December 31, 2016:

	Three Months Ended June 30, 2017
(in thousands)	Number of Loans	Term Modification	Rate Modification	Combination	Post-Modification Outstanding Balance
Commercial:
Commercial construction	2	$0	$0	$114	$114
Commercial secured by real estate	4	530	0	192	722
Commercial other	7	82	0	136	218
Residential:
Real estate construction	1	846	0	0	846
Total troubled debt restructurings	14	$1,458	$0	$442	$1,900

	Six Months Ended June 30, 2017
(in thousands)	Number of Loans	Term Modification	Rate Modification	Combination	Post-Modification Outstanding Balance
Commercial:
Commercial construction	2	$0	$0	$114	$114
Commercial secured by real estate	5	579	0	192	771
Commercial other	9	135	0	136	271
Residential:
Real estate construction	1	846	0	0	846
Real estate mortgage	1	323	0	0	323
Total troubled debt restructurings	18	$1,883	$0	$442	$2,325

	Three Months Ended June 30, 2016
(in thousands)	Number of Loans	Term Modification	Rate Modification	Combination	Post-Modification Outstanding Balance
Commercial:
Commercial construction	4	$120	$0	$0	$120
Commercial secured by real estate	8	1,611	0	536	2,147
Commercial other	6	440	0	0	440
Total troubled debt restructurings	18	$2,171	$0	$536	$2,707

	Six Months Ended June 30, 2016
(in thousands)	Number of Loans	Term Modification	Rate Modification	Combination	Post-Modification Outstanding Balance
Commercial:
Commercial construction	5	$1,408	$0	$0	$1,408
Commercial secured by real estate	21	5,609	0	580	6,189
Commercial other	16	5,041	0	0	5,041
Residential:
Real estate mortgage	1	0	0	280	280
Total troubled debt restructurings	43	$12,058	$0	$860	$12,918

	Year Ended December 31, 2016
(in thousands)	Number of Loans	Term Modification	Rate Modification	Combination	Post-Modification Outstanding Balance
Commercial:
Commercial construction	1	$1,288	$0	$0	$1,288
Commercial secured by real estate	27	8,827	0	581	9,408
Commercial other	14	5,088	0	87	5,175
Residential:
Real estate mortgage	1	0	0	281	281
Total troubled debt restructurings	43	$15,203	$0	$949	$16,152

No charge-offs have resulted from modifications for any of the presented periods.  We had commitments to extend additional credit in the amount of $0.1 million on loans that were considered troubled debt restructurings at June 30, 2017.

Loans retain their accrual status at the time of their modification. As a result, if a loan is on nonaccrual at the time it is modified, it stays as nonaccrual, and if a loan is on accrual at the time of the modification, it generally stays on accrual.  Commercial and consumer loans modified in a troubled debt restructuring are closely monitored for delinquency as an early indicator of possible future default.  If loans modified in a troubled debt restructuring subsequently default, CTBI evaluates the loan for possible further impairment.  The allowance for loan losses may be increased, adjustments may be made in the allocation of the allowance, or partial charge-offs may be taken to further write-down the carrying value of the loan.  Presented below, segregated by class of loans, are loans that were modified as troubled debt restructurings within the prior twelve months which subsequently defaulted during the three and six months ended June 30, 2016.  There were no such loans that defaulted during the three and six months ended June 30, 2017.  CTBI considers a loan in default when it is 90 days or more past due or transferred to nonaccrual.

(in thousands)	Three Months Ended June 30, 2016		Six Months Ended June 30, 2016
	Number of Loans	Recorded Balance	Number of Loans	Recorded Balance
Commercial:
Commercial secured by real estate	0	$0	1	$510
Commercial other	0	0	1	358
Total defaulted restructured loans	0	$0	2	$868

Note 5 – Allowance for Loan and Lease Losses

The following tables present the balance in the allowance for loan and lease losses (“ALLL”) and the recorded investment in loans based on portfolio segment and impairment method as of June 30, 2017, December 31, 2016 and June 30, 2016:

	Three Months Ended June 30, 2017
(in thousands)	Commercial Construction	Commercial Secured by Real Estate	Equipment Lease Financing	Commercial Other	Real Estate Construction	Real Estate Mortgage	Home Equity	Consumer Direct	Consumer Indirect	Total
Allowance for loan losses
Beginning balance	$644	$14,177	$40	$4,736	$571	$5,877	$757	$1,844	$7,067	$35,713
Provision charged to expense	22	1,435	(7)	599	10	(128)	(11)	102	742	2,764
Losses charged off	0	(318)	0	(417)	0	(97)	0	(239)	(1,118)	(2,189)
Recoveries	3	5	0	75	0	10	1	159	592	845
Ending balance	$669	$15,299	$33	$4,993	$581	$5,662	$747	$1,866	$7,283	$37,133

Ending balance:
Individually evaluated for impairment	$25	$1,227	$0	$67	$0	$0	$0	$0	$0	$1,319
Collectively evaluated for impairment	$644	$14,072	$33	$4,926	$581	$5,662	$747	$1,866	$7,283	$35,814

Loans
Ending balance:
Individually evaluated for impairment	$4,860	$32,240	$130	$10,850	$846	$1,803	$0	$0	$0	$50,729
Collectively evaluated for impairment	$67,194	$1,146,989	$4,773	$341,323	$57,720	$706,664	$93,721	$135,228	$483,001	$3,036,613

	Six Months Ended June 30, 2017
(in thousands)	Commercial Construction	Commercial Secured by Real Estate	Equipment Lease Financing	Commercial Other	Real Estate Construction	Real Estate Mortgage	Home Equity	Consumer Direct	Consumer Indirect	Total
Allowance for loan losses
Beginning balance	$884	$14,191	$42	$4,656	$629	$6,027	$774	$1,885	$6,845	$35,933
Provision charged to expense	(220)	1,624	(9)	1,019	(48)	(275)	(27)	196	1,733	3,993
Losses charged off	(4)	(528)	0	(836)	0	(164)	(3)	(509)	(2,636)	(4,680)
Recoveries	9	12	0	154	0	74	3	294	1,341	1,887
Ending balance	$669	$15,299	$33	$4,993	$581	$5,662	$747	$1,866	$7,283	$37,133

Ending balance:
Individually evaluated for impairment	$25	$1,227	$0	$67	$0	$0	$0	$0	$0	$1,319
Collectively evaluated for impairment	$644	$14,072	$33	$4,926	$581	$5,662	$747	$1,866	$7,283	$35,814

Loans
Ending balance:
Individually evaluated for impairment	$4,860	$32,240	$130	$10,850	$846	$1,803	$0	$0	$0	$50,729
Collectively evaluated for impairment	$67,194	$1,146,989	$4,773	$341,323	$57,720	$706,664	$93,721	$135,228	$483,001	$3,036,613

	Three Months Ended June 30, 2016
(in thousands)	Commercial Construction	Commercial Secured by Real Estate	Equipment Lease Financing	Commercial Other	Real Estate Construction	Real Estate Mortgage	Home Equity	Consumer Direct	Consumer Indirect	Total
Allowance for loan losses
Beginning balance	$1,983	$14,798	$70	$4,247	$548	$6,497	$824	$1,603	$5,759	$36,329
Provision charged to expense	(534)	664	24	643	132	16	4	316	608	1,873
Losses charged off	(16)	(1,029)	0	(621)	(123)	(171)	(11)	(393)	(938)	(3,302)
Recoveries	4	5	0	161	1	30	2	108	486	797
Ending balance	$1,437	$14,438	$94	$4,430	$558	$6,372	$819	$1,634	$5,915	$35,697

Ending balance:
Individually evaluated for impairment	$287	$720	$0	$330	$0	$0	$0	$0	$0	$1,337
Collectively evaluated for impairment	$1,150	$13,718	$94	$4,100	$558	$6,372	$819	$1,634	$5,915	$34,360

Loans
Ending balance:
Individually evaluated for impairment	$6,662	$32,848	$0	$11,998	$0	$1,761	$0	$0	$0	$53,269
Collectively evaluated for impairment	$62,351	$1,046,481	$7,353	$354,975	$58,973	$706,699	$89,185	$129,291	$422,808	$2,878,116

	Six Months Ended June 30, 2016
(in thousands)	Commercial Construction	Commercial Secured by Real Estate	Equipment Lease Financing	Commercial Other	Real Estate Construction	Real Estate Mortgage	Home Equity	Consumer Direct	Consumer Indirect	Total
Allowance for loan losses
Beginning balance	$2,199	$14,434	$79	$4,225	$550	$6,678	$839	$1,594	$5,496	$36,094
Provision charged to expense	(754)	1,140	15	972	136	110	(4)	498	1,525	3,638
Losses charged off	(16)	(1,186)	0	(1,045)	(131)	(483)	(21)	(689)	(2,196)	(5,767)
Recoveries	8	50	0	278	3	67	5	231	1,090	1,732
Ending balance	$1,437	$14,438	$94	$4,430	$558	$6,372	$819	$1,634	$5,915	$35,697

Ending balance:
Individually evaluated for impairment	$287	$720	$0	$330	$0	$0	$0	$0	$0	$1,337
Collectively evaluated for impairment	$1,150	$13,718	$94	$4,100	$558	$6,372	$819	$1,634	$5,915	$34,360

Loans
Ending balance:
Individually evaluated for impairment	$6,662	$32,848	$0	$11,998	$0	$1,761	$0	$0	$0	$53,269
Collectively evaluated for impairment	$62,351	$1,046,481	$7,353	$354,975	$58,973	$706,699	$89,185	$129,291	$422,808	$2,878,116

	December 31, 2016
(in thousands)	Commercial Construction	Commercial Secured by Real Estate	Equipment Lease Financing	Commercial Other	Real Estate Construction	Real Estate Mortgage	Home Equity	Consumer Direct	Consumer Indirect	Total
Allowance for loan losses
Beginning balance	$2,199	$14,434	$79	$4,225	$550	$6,678	$839	$1,594	$5,496	$36,094
Provision charged to expense	(1,035)	1,220	(37)	2,128	264	291	(20)	912	4,149	7,872
Losses charged off	(316)	(1,641)	0	(2,136)	(192)	(1,043)	(54)	(1,236)	(5,050)	(11,668)
Recoveries	36	178	0	439	7	101	9	615	2,250	3,635
Ending balance	$884	$14,191	$42	$4,656	$629	$6,027	$774	$1,885	$6,845	$35,933

Ending balance:
Individually evaluated for impairment	$213	$1,035	$0	$65	$0	$0	$0	$0	$0	$1,313
Collectively evaluated for impairment	$671	$13,156	$42	$4,591	$629	$6,027	$774	$1,885	$6,845	$34,620

Loans
Ending balance:
Individually evaluated for impairment	$5,609	$33,756	$0	$11,354	$0	$1,483	$0	$0	$0	$52,202
Collectively evaluated for impairment	$61,389	$1,051,672	$5,512	$338,805	$57,966	$701,486	$91,511	$133,093	$444,735	$2,886,169

Note 6 – Other Real Estate Owned

Activity for other real estate owned was as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
(in thousands)	2017	2016	2017	2016
Beginning balance of other real estate owned	$35,812	$38,985	$35,856	$40,674
New assets acquired	577	1,960	1,581	3,251
Capitalized costs	0	0	0	0
Fair value adjustments	(1,449)	(91)	(1,987)	(224)
Sale of assets	(2,155)	(3,114)	(2,665)	(5,961)
Ending balance of other real estate owned	$32,785	$37,740	$32,785	$37,740

Included in other real estate owned at June 30, 2017 is a $148 thousand property which was not acquired through foreclosure.  As a result of the relocation of our Campbellsville First Street branch to the Bypass location in 2017, the First Street property has been listed for sale and was booked into other real estate owned.  Foreclosed properties at June 30, 2017 were $32.6 million.  Carrying costs and fair value adjustments associated with foreclosed properties for the three months ended June 30, 2017 and 2016 were $1.8 million and $0.5 million, respectively.  Carrying costs and fair value adjustments associated with foreclosed properties for the six months ended June 30, 2017 and 2016 were $2.7 million and $1.0 million.

The major classifications of foreclosed properties are shown in the following table:

(in thousands)	June 30 2017	December 31 2016
1-4 family	$5,756	$6,210
Agricultural/farmland	90	93
Construction/land development/other	18,074	20,778
Multifamily	176	270
Non-farm/non-residential	8,542	8,505
Total foreclosed properties	$32,638	$35,856

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

We monitor collateral levels on a continuous basis and maintain records of each transaction specifically describing the applicable security and the counterparty’s fractional interest in that security, and we segregate the security from its general assets in accordance with regulations governing custodial holdings of securities.  The primary risk with our repurchase agreements is market risk associated with the securities securing the transactions, as we may be required to provide additional collateral based on fair value changes of the underlying securities.  Securities pledged as collateral under repurchase agreements are maintained with our safekeeping agents.  The carrying value of investment securities available-for-sale pledged as collateral under repurchase agreements totaled $297.8 million and $302.3 million at June 30, 2017 and December 31, 2016, respectively.

The remaining contractual maturity of the securities sold under agreements to repurchase by class of collateral pledged included in the accompanying consolidated balance sheets as of June 30, 2017 and December 31, 2016 is presented in the following tables:

	June 30, 2017
	Remaining Contractual Maturity of the Agreements
(in thousands)	Overnight and Continuous	Up to 30 days	30-90 days	Greater Than 90 days	Total
Repurchase agreements and repurchase-to-maturity transactions:
U.S. Treasury and government agencies	$29,137	$4,871	$21,050	$59,379	$114,437
State and political subdivisions	58,845	2,261	3,297	7,365	71,768
U.S. government sponsored agency mortgage-backed securities	24,138	3,868	12,653	30,344	71,003
Total	$112,120	$11,000	$37,000	$97,088	$257,208

	December 31, 2016
	Remaining Contractual Maturity of the Agreements
(in thousands)	Overnight and Continuous	Up to 30 days	30-90 days	Greater Than 90 days	Total
Repurchase agreements and repurchase-to-maturity transactions:
U.S. Treasury and government agencies	$17,249	$0	$14,349	$73,076	$104,674
State and political subdivisions	55,354	0	1,998	10,272	67,624
U.S. government sponsored agency mortgage-backed securities	23,386	0	8,003	47,378	78,767
Total	$95,989	$0	$24,350	$130,726	$251,065

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

Recurring Measurements

The following tables present the fair value measurements of assets recognized in the accompanying balance sheets measured at fair value on a recurring basis as of June 30, 2017 and December 31, 2016 and indicate the level within the fair value hierarchy of the valuation techniques.

		Fair Value Measurements at June 30, 2017 Using
(in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets measured – recurring basis
Available-for-sale securities:
U.S. Treasury and government agencies	$236,058	$80,195	$155,863	$0
State and political subdivisions	131,942	0	131,942	0
U.S. government sponsored agency mortgage-backed securities	217,872	0	217,872	0
CRA investment funds	24,496	24,496	0	0
Mortgage servicing rights	3,304	0	0	3,304

		Fair Value Measurements at December 31, 2016 Using
(in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets measured – recurring basis
Available-for-sale securities:
U.S. Treasury and government agencies	$222,464	$44,934	$177,530	$0
State and political subdivisions	133,516	0	133,516	0
U.S. government sponsored agency mortgage-backed securities	225,056	0	225,056	0
CRA investment funds	24,358	24,358	0	0
Mortgage servicing rights	3,433	0	0	3,433

Following is a description of the valuation methodologies and inputs used for assets measured at fair value on a recurring basis and recognized in the accompanying balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy.  These valuation methodologies were applied to all of CTBI’s financial assets carried at fair value.  CTBI had no liabilities measured and recorded at fair value as of June 30, 2017 and December 31, 2016.  There have been no significant changes in the valuation techniques during the quarter or six months ended June 30, 2017.  For assets classified within Level 3 of the fair value hierarchy, the process used to develop the reported fair value is described below.

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

In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy.  Fair value determinations for Level 3 measurements are estimated on a quarterly basis where assumptions used are reviewed to ensure the estimated fair value complies with accounting standards generally accepted in the United States.  As of June 30, 2017 and December 31, 2016, CTBI does not own any securities valued using Level 3 inputs.

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

Transfers between Levels

There were no transfers between Levels 1, 2, and 3 as of June 30, 2017.

Level 3 Reconciliation

Following is a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the accompanying balance sheet using significant unobservable (Level 3) inputs for the three and six months ended June 30, 2017 and 2016:

Mortgage Servicing Rights
	Three Months Ended		Six Months Ended
	June 30		June 30
(in thousands)	2017	2016	2017	2016
Beginning balance	$3,474	$2,908	$3,433	$3,236
Total recognized losses
Included in net income	(163)	(160)	(78)	(540)
Issues	88	127	171	221
Settlements	(95)	(78)	(222)	(120)
Ending balance	$3,304	$2,797	$3,304	$2,797

Total losses for the period included in net income attributable to the change in unrealized gains or losses related to assets still held at the reporting date	$(163)	$(160)	$(78)	$(540)

Realized and unrealized gains and losses for items reflected in the table above are included in net income in the consolidated statements of income as follows:

Noninterest Income
	Three Months Ended		Six Months Ended
	June 30		June 30
(in thousands)	2017	2016	2017	2016
Total losses	$(258)	$(238)	$(301)	$(660)

Nonrecurring Measurements

The following tables present the fair value measurements of assets recognized in the accompanying balance sheets measured at fair value on a nonrecurring basis as of June 30, 2017 and December 31, 2016 and indicate the level within the fair value hierarchy of the valuation techniques.

		Fair Value Measurements at June 30, 2017 Using
(in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets measured – nonrecurring basis
Impaired loans (collateral dependent)	$2,352	$0	$0	$2,352
Other real estate/assets owned	17,166	0	0	17,166

		Fair Value Measurements at December 31, 2016 Using
(in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets measured – nonrecurring basis
Impaired loans (collateral dependent)	$5,506	$0	$0	$5,506
Other real estate/assets owned	4,388	0	0	4,388

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

Loans considered impaired under ASC 310-35, Impairment of a Loan, are loans for which, based on current information and events, it is probable that the creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement.  Impaired loans are subject to nonrecurring fair value adjustments to reflect subsequent (i) partial write-downs that are based on the observable market price or current appraised value of the collateral or (ii) the full charge-off of the loan carrying value.  Quarter-to-date fair value adjustments on impaired loans disclosed above were $0.4 million, $0.3 million, and $0.3 million for the quarters ended June 30, 2017, December 31, 2016, and June 30, 2016, respectively.  Year-to-date fair value adjustments were $0.5 million for the six months ended June 30, 2017, $0.6 million for the year ended December 31, 2016, and $0.6 million for the six months ended June 30, 2016.

Other Real Estate Owned

In accordance with the provisions of ASC 360, Property, Plant, and Equipment, other real estate owned (OREO) is carried at the lower of fair value at acquisition date or current estimated fair value, less estimated cost to sell when the real estate is acquired.  Estimated fair value of OREO is based on appraisals or evaluations.  OREO is classified within Level 3 of the fair value hierarchy.  Long-lived assets are subject to nonrecurring fair value adjustments to reflect subsequent partial write-downs that are based on the observable market price or current appraised value of the collateral.  Quarter-to-date fair value adjustments on other real estate/assets owned were $1.4 million, $0.6 million, and $0.1 million for the quarters ended June 30, 2017, December 31, 2016, and June 30, 2016, respectively.  Year-to-date adjustments were $2.0 million for the six months ended June 30, 2017, $1.2 million for the year ended December 31, 2016, and $0.2 million for the six months ended June 30, 2016.

Our policy for determining the frequency of periodic reviews is based upon consideration of the specific properties and the known or perceived market fluctuations in a particular market and is typically between 12 and 18 months but generally not more than 24 months.  Appraisers are selected from the list of approved appraisers maintained by management.

Unobservable (Level 3) Inputs

The following tables present quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements at June 30, 2017 and December 31, 2016.

(in thousands)	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at June 30, 2017	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Mortgage servicing rights	$3,304	Discount cash flows, computer pricing model	Constant prepayment rate	7.0% - 29.4% (10.6%)
			Probability of default	0.0% - 100.0% (3.9%)
			Discount rate	10.0% - 11.5% (10.1%)

Impaired loans (collateral-dependent)	$2,352	Market comparable properties	Marketability discount	5.8% - 100.0% (43.5%)

Other real estate/assets owned	$17,166	Market comparable properties	Comparability adjustments	6.0% - 37.5% (11.2%)

(in thousands)	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at December 31, 2016	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Mortgage servicing rights	$3,433	Discount cash flows, computer pricing model	Constant prepayment rate	7.0% - 27.0% (9.5%)
			Probability of default	0.0% - 100.0% (3.0%)
			Discount rate	10.0% - 11.5% (10.1%)

Impaired loans (collateral-dependent)	$5,506	Market comparable properties	Marketability discount	0.0% - 100.0% (33.7%)

Other real estate/assets owned	$4,388	Market comparable properties	Comparability adjustments	10.0% - 100.0% (14.9%)

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

Fair Value of Financial Instruments

The following table presents estimated fair value of CTBI’s financial instruments as of June 30, 2017 and indicates the level within the fair value hierarchy of the valuation techniques.

		Fair Value Measurements at June 30, 2017 Using
(in thousands)	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$127,830	$127,830	$0	$0
Certificates of deposit in other banks	12,260	0	12,223	0
Securities available-for-sale	610,368	104,691	505,677	0
Securities held-to-maturity	858	0	858	0
Loans held for sale	4,624	4,727	0	0
Loans, net	3,050,209	0	0	3,028,478
Federal Home Loan Bank stock	17,927	0	17,927	0
Federal Reserve Bank stock	4,887	0	4,887	0
Accrued interest receivable	11,329	0	11,329	0
Mortgage servicing rights	3,304	0	0	3,304

Financial liabilities:
Deposits	$3,105,610	$782,864	$2,324,415	$0
Repurchase agreements	257,208	0	0	257,148
Federal funds purchased	7,220	0	7,220	0
Advances from Federal Home Loan Bank	100,894	0	100,895	0
Long-term debt	59,341	0	0	49,073
Accrued interest payable	2,137	0	2,137	0

Unrecognized financial instruments:
Letters of credit	$0	$0	$0	$0
Commitments to extend credit	0	0	0	0
Forward sale commitments	0	0	0	0

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

Note 9 – Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 30		June 30
(in thousands except per share data)	2017	2016	2017	2016
Numerator:
Net income	$11,541	$11,566	$22,818	$23,168

Denominator:
Basic earnings per share:
Weighted average shares	17,626	17,530	17,621	17,521
Diluted earnings per share:
Effect of dilutive stock options and restricted stock grants	19	12	20	17
Adjusted weighted average shares	17,645	17,542	17,641	17,538

Earnings per share:
Basic earnings per share	$0.65	$0.66	$1.29	$1.32
Diluted earnings per share	0.65	0.66	1.29	1.32

There were no options to purchase common shares that were excluded from the diluted calculations above for the three and six months ended June 30, 2017.  In addition to in-the-money stock options, unvested restricted stock grants were also used in the calculation of diluted earnings per share based on the treasury method.  Options to purchase 67,953 common shares at a weighted average price of $35.31 were excluded from the diluted calculations above for the six months ended June 30, 2016, because the exercise prices on the options were greater than the average market price for the period.  No options were excluded for the three months ended June 30, 2016.

Note 10 – Accumulated Other Comprehensive Income

Unrealized gains (losses) on AFS securities

Amounts reclassified from accumulated other comprehensive income (AOCI) and the affected line items in the statements of income during the three and six months ended June 30, 2017 and 2016 were:

	Amounts Reclassified from AOCI
(in thousands)	Three Months Ended June 30		Six Months Ended June 30
	2017	2016	2017	2016
Affected line item in the statements of income
Securities gains (losses)	$18	$(4)	$10	$64
Tax expense (benefit)	6	(1)	4	23
Total reclassifications out of AOCI	$12	$(3)	$6	$41

Note 11 – Commitments and Contingencies

CTB will be required to make certain customer reimbursements related to two deposit add-on products.  As previously discussed in CTBI’s most recent Form 10-K and Form 10-Q, management established a related accrual in 2014, which was not considered material.  The time period and amount of the reimbursements have not yet been determined; therefore, the actual amount may materially vary from the amount management has evaluated as most likely at June 30, 2017.

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

❖ Capital Resources

❖ Impact of Inflation, Changing Prices, and Economic Conditions

❖ Stock Repurchase Program

❖ Critical Accounting Policies and Estimates

Our Business

Community Trust Bancorp, Inc. (“CTBI”) is a bank holding company headquartered in Pikeville, Kentucky.  Currently, we own one commercial bank, Community Trust Bank, Inc. (“CTB”) and one trust company, Community Trust and Investment Company, Inc.  Through our subsidiaries, we have eighty banking locations in eastern, northeastern, central, and south central Kentucky, southern West Virginia, and northeastern Tennessee, four trust offices across Kentucky, and one trust office in northeastern Tennessee.  At June 30, 2017, we had total consolidated assets of $4.1 billion and total consolidated deposits, including repurchase agreements, of $3.4 billion.  Total shareholders’ equity at June 30, 2017 was $514.9 million.  Trust assets under management, which are excluded from CTBI’s total consolidated assets, at June 30, 2017, were $2.2 billion.  Trust assets under management include CTB’s investment portfolio totaling $0.6 billion.

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

Results of Operations and Financial Condition

For the quarter ended June 30, 2017, we reported earnings of $11.5 million, or $0.65 per basic share, compared to $11.3 million, or $0.64 per basic share, earned during the first quarter 2017 and $11.6 million, or $0.66 per basic share, earned during the second quarter 2016.  Earnings for the six months ended June 30, 2017 were $22.8 million, or $1.29 per basic share, compared to $23.2 million, or $1.32 per basic share earned for the six months ended June 30, 2016.

Quarterly Highlights

❖	Net interest income for the quarter of $34.2 million was an increase of $1.1 million, or 3.5%, from first quarter 2017 and $1.2 million, or 3.6%, from prior year second quarter.

❖
While net charge-offs improved for the quarter, provision for loan losses for the quarter ended June 30, 2017 increased $1.5 million over prior quarter and $0.9 million over prior year same quarter as a result of an increase in our loan portfolio.

❖	Our loan portfolio increased $149.0 million, an annualized 10.2%, from December 31, 2016 and $117.5 million, an annualized 15.9%, during the quarter.

❖
Net loan charge-offs for the quarter ended June 30, 2017 were $1.3 million, or 0.18% of average loans annualized, compared to $1.4 million, or 0.20%, experienced for the first quarter 2017 and $2.5 million, or 0.34%, for the second quarter 2016.

❖
Nonperforming loans at $28.0 million increased $0.5 million from December 31, 2016 and $2.9 million from March 31, 2017.  Nonperforming assets at $60.7 million decreased $2.7 million from December 31, 2016 and $0.2 million from March 31, 2017.

❖	Deposits, including repurchase agreements, increased $30.4 million from December 31, 2016 but decreased $54.5 million during the quarter.

❖
Noninterest income for the quarter ended June 30, 2017 of $12.3 million was an increase of $0.7 million, or 6.3%, from prior quarter and $0.5 million, or 4.6%, from prior year same quarter.  The increase for the quarter was primarily the result of a $0.6 million gain on the repurchase of $2.0 million in trust preferred securities.

❖
Noninterest expense for the quarter ended June 30, 2017 of $27.6 million remained relatively flat to prior quarter, but increased $0.4 million, or 1.4%, from prior year same quarter.  The increase in noninterest expense was due to an increase in net other real estate owned expense.

Income Statement Review

(dollars in thousands)			Change 2017 vs. 2016
Six Months Ended June 30	2017	2016	Amount	Percent
Net interest income	$67,330	$66,383	$947	1.4%
Provision for loan losses	3,993	3,638	355	9.8
Noninterest income	23,890	22,740	1,150	5.1
Noninterest expense	55,210	53,434	1,776	3.3
Income taxes	9,199	8,883	316	3.6
Net income	$22,818	$23,168	$(350)	(1.5)%

Average earning assets	$3,743,834	$3,627,631	$116,203	3.2%

Yield on average earnings assets	4.10%	4.10%	0.00%	0.0%
Cost of interest bearing funds	0.59%	0.50%	0.09%	17.4%

Net interest margin	3.68%	3.74%	(0.06)%	(1.5)%

Net Interest Income

Net interest income for the quarter of $34.2 million was an increase of $1.1 million, or 3.5%, from first quarter 2017 and $1.2 million, or 3.6%, from prior year second quarter.  Our net interest margin at 3.68% remained flat to prior quarter but decreased 3 basis points from prior year same quarter, while our average earnings assets increased $77.9 million and $147.6 million, respectively, during those same periods.  Our yield on average earning assets increased 5 basis points from prior quarter and prior year same quarter, and our cost of funds increased 5 basis points from prior quarter and 10 basis points from prior year same quarter.  Our ratio of average loans to deposits, including repurchase agreements, was 89.9% for the quarter ended June 30, 2017 compared to 87.9% for the quarter ended March 31, 2017 and 88.1% for the quarter ended June 30, 2016.  Net interest income for the six months ended June 30, 2017 increased $0.9 million, or 1.4%, from June 30, 2016.

Provision for Loan Losses

The provision for loan losses that was added to the allowance for the second quarter 2017 was $2.8 million compared to $1.2 million for the quarter ended March 31, 2017 and $1.9 million for the quarter ended June 30, 2016.  Year-to-date allocations to the reserve were $4.0 million at June 30, 2017 compared to $3.6 million at June 30, 2016.  This provision represented a charge against current earnings in order to maintain the allowance at an appropriate level determined using the accounting estimates described in the Critical Accounting Policies and Estimates section.  Our reserve coverage (allowance for loan and lease loss reserve to nonperforming loans) at June 30, 2017 was 132.6% compared to 142.4% at March 31, 2017 and 144.6% at June 30, 2016.  Our loan loss reserve as a percentage of total loans outstanding remained at 1.20% from March 31, 2017 to June 30, 2017, down from the 1.22% at June 30, 2016.

Noninterest Income

Noninterest income for the quarter ended June 30, 2017 of $12.3 million was an increase of $0.7 million, or 6.3%, from prior quarter and $0.5 million, or 4.6%, from prior year same quarter.  The increase for the quarter was primarily the result of a $0.6 million gain on the repurchase of $2.0 million in trust preferred securities.  Noninterest income for the six months ended June 30, 2017 increased $1.2 million, or 5.1%, compared to the six months ended June 30, 2016.  This increase included a $0.6 million increase in trust revenue and a $0.4 million increase in loan related fees, in addition to the $0.6 million gain mentioned above, offset partially by a $0.3 million decrease in gains on sales of loans.  Loan related fees were affected by fluctuations in the fair value adjustments of our mortgage servicing rights with a $0.3 million improvement year over year.

Noninterest Expense

Noninterest expense for the quarter ended June 30, 2017 of $27.6 million remained relatively flat to prior quarter, but increased $0.4 million, or 1.4%, from prior year same quarter.  The increase in noninterest expense was due to an increase in net other real estate owned expense ($0.9 million quarter over quarter and $1.4 million year over year), partially offset by a decrease in personnel expense ($0.9 million quarter over quarter and $0.3 million year over year) and a $0.3 million decrease in FDIC insurance premiums year over year.  The increase in net other real estate owned expense was primarily the result of $0.9 million in write-downs on two commercial properties during the quarter.  The decrease in personnel expense was primarily due to a reduction in the company performance based incentive accrual.  Noninterest expense for the six months ended June 30, 2017 increased $1.8 million, or 3.3%, compared to the six months ended June 30, 2016, as a result of a $1.7 million increase in net other real estate owned expense.  Personnel expense for the six months ended June 30, 2017 increased $0.5 million from prior year with a $0.7 million increase in salaries and a $0.5 million increase in the cost of group medical and life insurance, partially offset by a $0.4 million decrease in bonuses and incentives.  FDIC insurance premiums decreased $0.6 million from prior year.

Balance Sheet Review

CTBI’s total assets at $4.1 billion increased $148.9 million, or an annualized 7.6%, from December 31, 2016 and $47.0 million, or an annualized 4.7%, from March 31, 2017.  Loans outstanding at June 30, 2017 were $3.1 billion, increasing $149.0 million, or an annualized 10.2%, from December 31, 2016 and $117.5 million, or an annualized 15.9%, from March 31, 2017.  We experienced an increase during the quarter of $79.7 million in the commercial loan portfolio, $9.1 million in the residential loan portfolio, $25.7 million in the indirect loan portfolio, and $3.0 million in the consumer direct loan portfolio.  CTBI’s investment portfolio increased $5.0 million, or an annualized 1.7%, from December 31, 2016 and $4.7 million, or an annualized 3.1%, from March 31, 2017.  Deposits in other banks decreased $9.5 million from December 31, 2016 and $68.1 million from March 31, 2017.  Deposits, including repurchase agreements, at $3.4 billion increased $30.4 million, or an annualized 1.8%, from December 31, 2016 but decreased $54.5 million, or an annualized 6.4%, from March 31, 2017.

Shareholders’ equity at June 30, 2017 was $514.9 million compared to $500.6 million at December 31, 2016 and $507.5 million at March 31, 2017.  Our tangible common equity/tangible assets ratio at June 30, 2017 was 11.19%.

Loans

(in thousands)	June 30, 2017
Loan Category	Balance	Variance from Prior Year-End	YTD Net Charge-Offs	Nonperforming	ALLL
Commercial:
Construction	$72,054	7.5%	$5	$1,352	$669
Secured by real estate	1,179,229	8.6	(516)	10,884	15,299
Equipment lease financing	4,903	(11.0)	0	130	33
Commercial other	352,173	0.6	(682)	1,639	4,993
Total commercial	1,608,359	6.6	(1,193)	14,005	20,994

Residential:
Real estate construction	58,566	1.0	0	394	581
Real estate mortgage	708,467	0.8	(90)	12,503	5,662
Home equity	93,721	2.4	0	856	747
Total residential	860,754	1.0	(90)	13,753	6,990

Consumer:
Consumer direct	135,228	1.6	(215)	34	1,866
Consumer indirect	483,001	8.6	(1,295)	221	7,283
Total consumer	618,229	7.0	(1,510)	255	9,149

Total loans	$3,087,342	5.1%	$(2,793)	$28,013	$37,133

Asset Quality

CTBI’s total nonperforming loans were $28.0 million at June 30, 2017, a 2.0% increase from the $27.5 million at December 31, 2016 and an 11.7% increase from the $25.1 million at March 31, 2017.  Loans 90+ days past due and accruing interest decreased $2.5 million from December 31, 2016 and $0.2 million from March 31, 2017.  Nonaccrual loans increased $3.0 million from December 31, 2016 and $3.2 million from March 31, 2017.  Loans 30-89 days past due and accruing interest at $15.2 million was a decrease of $1.2 million from December 31, 2016 and $0.1 million from March 31 2017.  Our loan portfolio management processes focus on the immediate identification, management, and resolution of problem loans to maximize recovery and minimize loss.   Our loan risk management processes include weekly delinquent loan review meetings at the market levels and monthly delinquent loan review meetings involving senior corporate management to review all nonaccrual loans and loans 30 days or more past due.  Any activity regarding a criticized/classified loan (i.e. problem loan) must be approved by CTB’s Watch List Asset Committee (i.e. Problem Loan Committee).  CTB’s Watch List Asset Committee also meets on a quarterly basis and reviews every criticized/classified loan of $100,000 or greater.  We also have a Loan Review Department that reviews every market within CTB annually and performs extensive testing of the loan portfolio to assure the accuracy of loan grades and classifications for delinquency, troubled debt restructuring, impaired status, impairment, nonaccrual status, and adequate loan loss reserves.

Impaired loans, loans not expected to meet contractual principal and interest payments other than insignificant delays, at June 30, 2017 totaled $50.7 million, a decrease of $1.5 million from the $52.2 million at December 31, 2016 but a $0.4 million increase from the $50.3 million at March 31, 2017.  At June 30, 2017, CTBI had $32.2 million in commercial loans secured by real estate, $4.9 million in commercial real estate construction loans, $10.9 million in commercial other loans, $0.1 million in equipment leases, $0.8 million in real estate consumer construction loans, and $1.8 million in real estate mortgage loans that were modified in troubled debt restructurings and impaired.  Management evaluates all impaired loans for the amount of impairment, if any, and records a direct charge-off or provides specific reserves when necessary.

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

Net loan charge-offs for the quarter ended June 30, 2017 were $1.3 million, or 0.18% of average loans annualized, compared to $1.4 million, or 0.20%, experienced for the first quarter 2017 and $2.5 million, or 0.34%, for the second quarter 2016.  Of the net charge-offs for the quarter, $0.6 million were in commercial loans, $0.5 million were in indirect auto loans, $0.1 million were in residential loans, and $0.1 million were in consumer direct loans.  Net loan charge-offs for the six months ended June 30, 2017 were $2.8 million, or 0.19% of average loans, compared to $4.0 million, or 0.28% of average loans, experienced for the six months ended June 30, 2016.

Other real estate owned at June 30, 2017 was $32.8 million compared to $35.9 million at December 31, 2016 and $37.7 million at June 30, 2016.  Included in other real estate owned at June 30, 2017 is a $148 thousand property which was not acquired through foreclosure.  As a result of the relocation of our Campbellsville First Street branch to the Bypass location in 2017, the First Street property has been listed for sale and was booked into other real estate owned.  Sales of foreclosed properties for the six months ended June 30, 2017 totaled $2.7 million while new foreclosed properties totaled $1.6 million.  At June 30, 2017, the book value of properties under contracts to sell was $3.4 million; however, the closings had not occurred at quarter-end.

When foreclosed properties are acquired, appraisals are obtained and the properties are booked at the current market value less expected sales costs.  Additionally, periodic updated appraisals are obtained on unsold foreclosed properties.  When an updated appraisal reflects a market value below the current book value, a charge is booked to current earnings to reduce the property to its new market value less expected sales costs.   Charges to earnings in the second quarter 2017 to reflect the decrease in current market values of foreclosed properties totaled $1.4 million.  There were forty-one properties reappraised during the second quarter 2017.  Of these, twenty properties were written down by a total of $1.3 million.  Charges during the quarters ended March 31, 2017 and June 30, 2016 were $0.5 million and $0.1 million, respectively.  Year-to-date charges as of June 30, 2017 were $2.0 million compared to $0.2 million for the six months ended June 30, 2016.  Our policy for determining the frequency of periodic reviews is based upon consideration of the specific properties and the known or perceived market fluctuations in a particular market and is typically between 12 and 18 months but generally not more than 24 months.  Approximately eighty-nine percent of our OREO properties have been reappraised within the past 18 months.  Management anticipates that our foreclosed properties will remain elevated as we work through current market conditions.

The appraisal aging analysis of foreclosed properties, as well as the holding period, at June 30, 2017 is shown below:

(in thousands)
Appraisal Aging Analysis		Holding Period Analysis
Days Since Last Appraisal	Current Book Value	Holding Period	Current Book Value
Up to 3 months	$15,243	Less than one year	$3,574
3 to 6 months	5,612	1 to 2 years	9,212
6 to 9 months	3,338	2 to 3 years	3,090
9 to 12 months	3,278	3 to 4 years	1,752
12 to 18 months	1,710	4 to 5 years	176
18 to 24 months	91	5 to 7 years*	10,349
Over 24 months	3,366	8 to 9 years*	4,485
Total	$32,638	Total	$32,638

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

Dividends

The following schedule shows the quarterly cash dividends paid for the past six quarters:

Pay Date	Record Date	Amount Per Share
July 1, 2017	June 15, 2017	$0.32
April 1, 2017	March 15, 2017	$0.32
January 1, 2017	December 15, 2016	$0.32
October 1, 2016	September 15, 2016	$0.32
July 1, 2016	June 15, 2016	$0.31
April 1, 2016	March 15, 2016	$0.31

On July 25, 2017, the Board of Directors of CTBI declared a quarterly cash dividend of $0.33 per share to be paid on October 1, 2017 to shareholders of record on September 15, 2017.  This represents an increase of 3.1% in the quarterly cash dividend.

Liquidity and Market Risk

The objective of CTBI’s Asset/Liability management function is to maintain consistent growth in net interest income within our policy limits. This objective is accomplished through management of our consolidated balance sheet composition, liquidity, and interest rate risk exposures arising from changing economic conditions, interest rates, and customer preferences. The goal of liquidity management is to provide adequate funds to meet changes in loan and lease demand or deposit withdrawals. This is accomplished by maintaining liquid assets in the form of cash and cash equivalents and investment securities, sufficient unused borrowing capacity, and growth in core deposits. As of June 30, 2017, we had approximately $127.8 million in cash and cash equivalents and approximately $610.4 million in securities valued at estimated fair value designated as available-for-sale and available to meet liquidity needs on a continuing basis compared to $144.7 million and $605.4 million at December 31, 2016.  Additional asset-driven liquidity is provided by the remainder of the securities portfolio and the repayment of loans.  In addition to core deposit funding, we also have a variety of other short-term and long-term funding sources available.  We also rely on Federal Home Loan Bank advances for both liquidity and management of our asset/liability position.  Federal Home Loan Bank advances were $100.9 million at June 30, 2017 compared to $0.9 million at December 31, 2016.  As of June 30, 2017, we had a $217.4 million available borrowing position with the Federal Home Loan Bank compared to $295.8 million at December 31, 2016.  We generally rely upon net inflows of cash from financing activities, supplemented by net inflows of cash from operating activities, to provide cash for our investing activities.  As is typical of many financial institutions, significant financing activities include deposit gathering, use of short-term borrowing facilities such as repurchase agreements and federal funds purchased, and issuance of long-term debt.  At June 30, 2017 and December 31, 2016, we had $57 million in lines of credit with various correspondent banks available to meet any future cash needs.  Our primary investing activities include purchases of securities and loan originations.  We do not rely on any one source of liquidity and manage availability in response to changing consolidated balance sheet needs.  Included in our cash and cash equivalents at June 30, 2017 were federal funds sold of $1.8 million compared to $0.5 million at December 31, 2016, and deposits with the Federal Reserve were $72.0 million compared to $93.4 million at December 31, 2016.  Additionally, we project cash flows from our investment portfolio to generate additional liquidity over the next 90 days.

The investment portfolio consists of investment grade short-term issues suitable for bank investments.  The majority of the investment portfolio is in U.S. government and government sponsored agency issuances.  At June 30, 2017, available-for-sale (“AFS”) securities comprised approximately 99.9% of the total investment portfolio, and the AFS portfolio was approximately 119% of equity capital.  Ninety-one percent of the pledge eligible portfolio was pledged.

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

Capital Resources

Shareholders’ equity was $514.9 million at June 30, 2017 and $500.6 million at December 31, 2016.  CTBI’s annualized dividend yield to shareholders as of June 30, 2017 was 2.93%.  Our primary source of capital growth is the retention of earnings.  Cash dividends were $0.64 per share and $0.62 per share for the six months ended June 30, 2017 and 2016, respectively.  We retained 50.4% of our earnings for the first six months of 2017 compared to 53.0% for the first six months of 2016.

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

The final rules also contain revisions to the prompt corrective action framework, which is designed to place restrictions on insured depository institutions, including CTB, if their capital levels begin to show signs of weakness.  These revisions took effect January 1, 2015.  Under the prompt corrective action requirements, which are designed to complement the capital conservation buffer, insured depository institutions are required to meet the following increased capital level requirements in order to qualify as “well capitalized:” (i) a common equity Tier 1 capital ratio of 6.5%; (ii) a Tier 1 capital ratio of 8% (increased from 6%); (iii) a total capital ratio of 10% (unchanged from previous rules); and (iv) a Tier 1 leverage ratio of 5% (unchanged from previous rules).

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

As of June 30, 2017, CTBI had a common equity Tier 1 capital ratio of 14.91%, a Tier 1 capital ratio of 16.81%, a total capital ratio of 18.05%, and a Tier 1 leverage ratio of 12.72%, all above the required levels to be considered “well-capitalized.”  Our capital conservation buffer at June 30, 2017 was 10.05%.

As of June 30, 2017, we are not aware of any current recommendations by banking regulatory authorities which, if they were to be implemented, would have, or are reasonably likely to have, a material adverse impact on our liquidity, capital resources, or operations.

CTB will be required to make certain customer reimbursements related to two deposit add-on products.  As previously discussed in CTBI’s most recent Form 10-K and Form 10-Q, management established a related accrual in 2014, which was not considered material.  The time period and amount of the reimbursements have not yet been determined; therefore, the actual amount may materially vary from the amount management has evaluated as most likely at June 30, 2017.

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

Overall, during the past several years, the business environment has been adverse for many households and businesses in the United States and worldwide.  While economic conditions in the United States and worldwide have improved since the recession, there can be no assurance that this improvement will continue or that another recession will not occur.  Economic pressure on consumers and uncertainty regarding continuing economic improvement may result in changes in consumer and business spending, borrowing, and savings habits.  Such conditions could adversely affect the credit quality of our loans and our business, financial condition, and results of operations.

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

When any secured commercial loan is considered uncollectable, whether past due or not, a current assessment of the value of the underlying collateral is made.  If the balance of the loan exceeds the fair value of the collateral, the loan is placed on nonaccrual and the loan is charged down to the value of the collateral less estimated cost to sell or a specific reserve equal to the difference between book value of the loan and the fair value assigned to the collateral is created until such time as the loan is foreclosed.  When the foreclosed collateral has been legally assigned to CTBI, the estimated fair value of the collateral less costs to sell is then transferred to other real estate owned or other repossessed assets, and a charge-off is taken for any remaining balance.  When any unsecured commercial loan is considered uncollectable the loan is charged off no later than at 90 days past due.

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

Income Taxes – Income tax expense is based on the taxes due on the consolidated tax return plus deferred taxes based on the expected future tax benefits and consequences of temporary differences between carrying amounts and tax bases of assets and liabilities, using enacted tax rates.  Any interest and penalties incurred in connection with income taxes are recorded as a component of income tax expense in the consolidated financial statements.  During the six months ended June 30, 2017 and 2016, CTBI has not recognized a significant amount of interest expense or penalties in connection with income taxes.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Interest rate risk management focuses on maintaining consistent growth in net interest income within Board-approved policy limits.  CTBI uses an earnings simulation model to analyze net interest income sensitivity to movements in interest rates.  Given a 200 basis point increase to the yield curve used in the simulation model, it is estimated net interest income for CTBI would increase by 2.76 percent over one year and increase by 4.48 percent over two years.  A 25 basis point decrease in the yield curve would decrease net interest income by an estimated 0.16 percent over one year and decrease by 0.22 percent over two years.  For further discussion of CTBI’s market risk, see the Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Market Risk included in the annual report on Form 10-K for the year ended December 31, 2016.

Item 4.  Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

CTBI’s management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934.  As of the end of the period covered by this report, an evaluation was carried out by CTBI’s management, with the participation of our Chief Executive Officer and the Executive Vice President, Chief Financial Officer, and Treasurer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, management concluded that disclosure controls and procedures as of June 30, 2017 were effective in ensuring material information required to be disclosed in this quarterly report on Form 10-Q was recorded, processed, summarized, and reported on a timely basis.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in CTBI’s internal control over financial reporting that occurred during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, CTBI’s internal control over financial reporting.

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

COMMUNITY TRUST BANCORP, INC.

Date: August 3, 2017	By:	/s/ Jean R. Hale
Jean R. Hale
Chairman, President, and Chief Executive Officer

/s/ Kevin J. Stumbo
Kevin J. Stumbo
Executive Vice President, Chief Financial Officer, and
Treasurer