Form 10-Q
period 2017-09-30
COMMUNITY TRUST BANCORP INC /KY/
filed 2017-11-08
CIK 350852

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017

or

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

Common stock – 17,692,733 shares outstanding at October 31, 2017

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

Community Trust Bancorp, Inc.
Condensed Consolidated Balance Sheets

(dollars in thousands)	(unaudited) September 30 2017	December 31 2016
Assets:
Cash and due from banks	$48,738	$48,603
Interest bearing deposits	107,178	95,586
Federal funds sold	10,500	527
Cash and cash equivalents	166,416	144,716

Certificates of deposit in other banks	11,270	980
Securities available-for-sale at fair value (amortized cost of $604,413 and $608,939, respectively)	603,033	605,394
Securities held-to-maturity at amortized cost (fair value of $858 and $867, respectively)	858	866
Loans held for sale	1,605	1,244

Loans	3,113,421	2,938,371
Allowance for loan and lease losses	(36,391)	(35,933)
Net loans	3,077,030	2,902,438

Premises and equipment, net	46,572	47,940
Federal Home Loan Bank stock	17,927	17,927
Federal Reserve Bank stock	4,887	4,887
Goodwill	65,490	65,490
Core deposit intangible (net of accumulated amortization of $8,602 and $8,483, respectively)	14	133
Bank owned life insurance	64,998	63,881
Mortgage servicing rights	3,283	3,433
Other real estate owned	32,048	35,856
Other assets	40,464	36,984
Total assets	$4,135,895	$3,932,169

Liabilities and shareholders’ equity:
Deposits:
Noninterest bearing	$786,856	$767,918
Interest bearing	2,413,510	2,313,390
Total deposits	3,200,366	3,081,308

Repurchase agreements	260,007	251,065
Federal funds purchased	8,196	4,816
Advances from Federal Home Loan Bank	50,869	944
Long-term debt	59,341	61,341
Deferred taxes	8,716	7,836
Other liabilities	25,471	24,244
Total liabilities	3,612,966	3,431,554

Shareholders’ equity:
Preferred stock, 300,000 shares authorized and unissued	-	-
Common stock, $5 par value, shares authorized 25,000,000; shares outstanding 2017 – 17,677,977; 2016 – 17,628,695	88,390	88,144
Capital surplus	220,875	219,697
Retained earnings	214,561	195,078
Accumulated other comprehensive loss, net of tax	(897)	(2,304)
Total shareholders’ equity	522,929	500,615

Total liabilities and shareholders’ equity	$4,135,895	$3,932,169

See notes to condensed consolidated financial statements.

Community Trust Bancorp, Inc.
Condensed Consolidated Statements of Income and Comprehensive Income
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
(in thousands except per share data)	2017	2016	2017	2016
Interest income:
Interest and fees on loans, including loans held for sale	$36,288	$33,593	$104,643	$100,172
Interest and dividends on securities
Taxable	2,198	2,030	6,458	6,188
Tax exempt	741	653	2,211	2,003
Interest and dividends on Federal Reserve Bank and Federal Home Loan Bank stock	308	251	867	757
Other, including interest on federal funds sold	309	152	844	460
Total interest income	39,844	36,679	115,023	109,580

Interest expense:
Interest on deposits	3,754	2,799	9,876	8,047
Interest on repurchase agreements	466	288	1,215	836
Interest on advances from Federal Home Loan Bank	226	3	394	51
Interest on long-term debt	428	362	1,238	1,036
Total interest expense	4,874	3,452	12,723	9,970

Net interest income	34,970	33,227	102,300	99,610
Provision for loan losses	666	2,191	4,659	5,829
Net interest income after provision for loan losses	34,304	31,036	97,641	93,781

Noninterest income:
Service charges on deposit accounts	6,499	6,563	18,658	18,680
Gains on sales of loans, net	390	595	897	1,357
Trust and wealth management income	2,534	2,440	7,769	7,111
Loan related fees	792	1,260	2,570	2,610
Bank owned life insurance	583	560	1,633	1,628
Brokerage revenue	297	387	1,032	1,067
Securities gains	48	458	58	522
Other noninterest income	1,059	923	3,475	2,951
Total noninterest income	12,202	13,186	36,092	35,926

Noninterest expense:
Officer salaries and employee benefits	2,933	3,090	8,860	9,147
Other salaries and employee benefits	11,146	11,126	34,187	33,524
Occupancy, net	2,043	2,012	6,042	6,035
Equipment	741	733	2,275	2,177
Data processing	1,772	1,601	5,318	4,729
Bank franchise tax	1,205	1,492	4,246	4,291
Legal fees	429	455	1,256	1,437
Professional fees	478	473	1,525	1,395
Advertising and marketing	705	674	2,098	1,883
FDIC insurance	316	469	923	1,628
Other real estate owned provision and expense	1,313	873	4,056	1,892
Repossession expense	269	272	697	911
Amortization of limited partnership investments	605	546	1,814	2,078
Other noninterest expense	2,977	2,871	8,845	8,994
Total noninterest expense	26,932	26,687	82,142	80,121

Income before income taxes	19,574	17,535	51,591	49,586
Income taxes	5,811	5,223	15,010	14,106
Net income	13,763	12,312	36,581	35,480

Other comprehensive income (loss):
Unrealized holding gains (losses) on securities available-for-sale:
Unrealized holding gains (losses) arising during the period	(522)	(2,374)	2,223	5,750
Less: Reclassification adjustments for realized gains included in net income	48	458	58	522
Tax expense (benefit)	(199)	(991)	758	1,830
Other comprehensive income (loss), net of tax	(371)	(1,841)	1,407	3,398
Comprehensive income	$13,392	$10,471	$37,988	$38,878

Basic earnings per share	$0.78	$0.70	$2.08	$2.02
Diluted earnings per share	$0.78	$0.70	$2.07	$2.02

Weighted average shares outstanding-basic	17,633	17,554	17,625	17,532
Weighted average shares outstanding-diluted	17,653	17,569	17,645	17,548

Dividends declared per share	$0.33	$0.32	$0.97	$0.94

See notes to condensed consolidated financial statements

Community Trust Bancorp, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended
	September 30
(in thousands)	2017	2016
Cash flows from operating activities:
Net income	$36,581	$35,480
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,019	2,878
Deferred taxes	122	519
Stock-based compensation	447	347
Excess tax benefits of stock-based compensation	0	(58)
Provision for loan losses	4,659	5,829
Write-downs of other real estate owned and other repossessed assets	2,871	632
Gains on sale of mortgage loans held for sale	(897)	(1,357)
Securities gains	(58)	(522)
Gain on debt repurchase	(560)	0
(Gains)/losses on sale of assets, net	(2)	77
Proceeds from sale of mortgage loans held for sale	40,130	61,339
Funding of mortgage loans held for sale	(39,594)	(60,885)
Amortization of securities premiums and discounts, net	2,375	1,614
Change in cash surrender value of bank owned life insurance	(1,117)	(1,151)
Mortgage servicing rights:
Fair value adjustments	419	660
New servicing assets created	(269)	(388)
Changes in:
Other assets	(3,412)	(3,902)
Other liabilities	1,181	11,967
Net cash provided by operating activities	45,895	53,079

Cash flows from investing activities:
Certificates of deposit in other banks:
Purchase of certificates of deposit	(11,515)	0
Maturity of certificates of deposit	1,225	2,852
Securities available-for-sale (AFS):
Purchase of AFS securities	(146,822)	(159,603)
Proceeds from the sales of AFS securities	66,359	54,446
Proceeds from prepayments and maturities of AFS securities	82,672	73,027
Securities held-to-maturity (HTM):
Proceeds from maturities of HTM securities	8	480
Change in loans, net	(181,282)	(65,136)
Purchase of premises and equipment	(1,681)	(2,411)
Proceeds from sale and retirement of premises and equipment	25	10
Proceeds from sale of other real estate and other repossessed assets	3,073	4,041
Net cash used in investing activities	(187,938)	(92,294)

Cash flows from financing activities:
Change in deposits, net	119,058	73,203
Change in repurchase agreements and federal funds purchased, net	12,322	14,272
Proceeds from Federal Home Loan Bank advances	150,000	0
Payments on advances from Federal Home Loan Bank	(100,075)	(100,085)
Repurchase of long-term debt	(1,440)	0
Issuance of common stock	1,017	2,262
Repurchase of common stock	0	(382)
Excess tax benefits of stock-based compensation	0	58
Dividends paid	(17,139)	(16,546)
Net cash provided by (used in) financing activities	163,743	(27,218)
Net increase (decrease) in cash and cash equivalents	21,700	(66,433)
Cash and cash equivalents at beginning of period	144,716	187,611
Cash and cash equivalents at end of period	$166,416	$121,178

Supplemental disclosures:
Income taxes paid	$16,250	$13,991
Interest paid	11,151	8,796
Non-cash activities:
Loans to facilitate the sale of other real estate owned and repossessed assets	2,250	2,624
Common stock dividends accrued, paid in subsequent quarter	208	212
Real estate acquired in settlement of loans	4,156	4,300
See notes to condensed consolidated financial statements.

Community Trust Bancorp, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1 - Summary of Significant Accounting Policies

In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments (which consist of normal recurring adjustments) necessary, to present fairly the condensed consolidated financial position as of September 30, 2017, the results of operations for the three and nine months ended September 30, 2017 and 2016, and the cash flows for the nine months ended September 30, 2017 and 2016.  In accordance with accounting principles generally accepted in the United States of America for interim financial information, these statements do not include certain information and footnote disclosures required by accounting principles generally accepted in the United States of America for complete annual financial statements.  The results of operations for the three and nine months ended September 30, 2017 and the cash flows for the nine months ended September 30, 2017 and 2016 are not necessarily indicative of the results to be expected for the full year.  The condensed consolidated balance sheet as of December 31, 2016 has been derived from the audited consolidated financial statements of Community Trust Bancorp, Inc. (“CTBI”) for that period.  For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2016, included in our annual report on Form 10-K.

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

➢ Revenue from Contracts with Customers – In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers.  The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  The guidance also specifies the accounting for some costs to obtain or fulfill a contract with a customer, as well as enhanced disclosure requirements.  In August 2015, the FASB issued ASU 2015-14 which deferred the effective date of ASU 2014-09 to fiscal years, and interim reporting periods within those fiscal years, beginning after December 15, 2017.  In March 2016, the FASB issued ASU 2016-08 which clarified the revenue recognition implementation guidance on principal versus agent considerations and is effective during the same period as ASU 2014-09.  In April 2016, the FASB issued ASU 2016-10 which clarified the revenue recognition guidance regarding the identification of performance obligations and the licensing implementation and is effective during the same period as ASU 2014-09.  In May 2016, the FASB issued ASU 2016-12 which narrowly amended the revenue recognition guidance regarding collectability, noncash consideration, presentation of sales tax, and transition.  ASU 2016-12 is effective during the same period as ASU 2014-09.  Management is currently evaluating the effects of these ASUs on its financial statements and disclosures.  Initial evaluations indicate that there will be no material change to the timing or amounts of income recognized, as we have determined the majority of the revenues earned by CTBI are not within the scope of ASU 2014-09.

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

Other Real Estate Owned – When foreclosed properties are acquired, appraisals are obtained and the properties are booked at the current fair market value less expected sales costs.  Additionally, periodic updated appraisals are obtained on unsold foreclosed properties.  When an updated appraisal reflects a fair market value below the current book value, a charge is booked to current earnings to reduce the property to its new fair market value less expected sales costs.  Our policy for determining the frequency of periodic reviews is based upon consideration of the specific properties and the known or perceived market fluctuations in a particular market and is typically between 12 and 18 months but generally not more than 24 months.  All revenues and expenses related to the carrying of other real estate owned are recognized through the income statement.

Income Taxes – Income tax expense is based on the taxes due on the consolidated tax return plus deferred taxes based on the expected future tax benefits and consequences of temporary differences between carrying amounts and tax bases of assets and liabilities, using enacted tax rates.  Any interest and penalties incurred in connection with income taxes are recorded as a component of income tax expense in the consolidated financial statements.  During the nine months ended September 30, 2017 and 2016, CTBI has not recognized a significant amount of interest expense or penalties in connection with income taxes.

Note 2 – Stock-Based Compensation

CTBI’s compensation expense related to stock option grants was $14 thousand and $15 thousand, respectively, for the three months ended September 30, 2017 and 2016, and $42 thousand for both the nine months ended September 30, 2017 and 2016.  Restricted stock expense for the three months ended September 30, 2017 and 2016 was $131 thousand and $97 thousand, respectively, including $13 thousand and $9 thousand in dividends paid for each period.  Restricted stock expense for the nine months ended September 30, 2017 and 2016 was $405 thousand and $305 thousand, respectively, including $40 thousand and $28 thousand in dividends paid for each period.  As of September 30, 2017, there was a total of $0.1 million of unrecognized compensation expense related to unvested stock option awards that will be recognized as expense as the awards vest over a weighted average period of 2.6 years and a total of $1.3 million of unrecognized compensation expense related to restricted stock grants that will be recognized as expense as the awards vest over a weighted average period of 3.1 years.

There were no shares of restricted stock granted during three months ended September 30, 2017 and 2016.  There were 23,668 and 18,069 shares of restricted stock granted during the nine months ended September 30, 2017 and 2016, respectively.  The restricted stock was issued pursuant to the terms of CTBI’s 2015 Stock Ownership Incentive Plan.  The restrictions on the restricted stock will lapse ratably over four years, except for a 5,000 management retention restricted stock award granted in 2017 which will cliff vest at the end of five years.  However, in the event of certain participant employee termination events occurring within 24 months of a change in control of CTBI or the death of the participant, the restrictions will lapse, and in the event of the participant’s disability, the restrictions will lapse on a pro rata basis.  The Compensation Committee will have discretion to review and revise restrictions applicable to a participant’s restricted stock in the event of the participant’s retirement.

There were no stock options granted in the first nine months of 2017.  There were 10,000 stock options granted during the nine months ended September 30, 2016.  The fair value of stock options granted during the nine months ended September 30, 2016 were established at the date of grant using a Black-Scholes option pricing model with the weighted average assumptions as follows:

Nine Months Ended September 30, 2016
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

The amortized cost and fair value of securities at September 30, 2017 are summarized as follows:

Available-for-Sale

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury and government agencies	$218,107	$239	$(488)	$217,858
State and political subdivisions	134,840	2,670	(853)	136,657
U.S. government sponsored agency mortgage-backed securities	226,466	591	(3,059)	223,998
Total debt securities	579,413	3,500	(4,400)	578,513
CRA investment funds	25,000	93	(573)	24,520
Total available-for-sale securities	$604,413	$3,593	$(4,973)	$603,033

Held-to-Maturity

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
State and political subdivisions	$858	$0	$0	$858
Total held-to-maturity securities	$858	$0	$0	$858

The amortized cost and fair value of securities at December 31, 2016 are summarized as follows:

Available-for-Sale

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury and government agencies	$223,014	$193	$(743)	$222,464
State and political subdivisions	133,351	1,957	(1,792)	133,516
U.S. government sponsored agency mortgage-backed securities	227,574	1,008	(3,526)	225,056
Total debt securities	583,939	3,158	(6,061)	581,036
CRA investment funds	25,000	76	(718)	24,358
Total available-for-sale securities	$608,939	$3,234	$(6,779)	$605,394

Held-to-Maturity

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
State and political subdivisions	$866	$1	$0	$867
Total held-to-maturity securities	$866	$1	$0	$867

The amortized cost and fair value of securities at September 30, 2017 by contractual maturity are shown below.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale		Held-to-Maturity
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$58,967	$58,968	$0	$0
Due after one through five years	128,058	128,883	858	858
Due after five through ten years	40,962	41,804	0	0
Due after ten years	124,960	124,860	0	0
U.S. government sponsored agency mortgage-backed securities	226,466	223,998	0	0
Total debt securities	579,413	578,513	858	858
CRA investment funds	25,000	24,520	0	0
Total securities	$604,413	$603,033	$858	$858

During the three months ended September 30, 2017, there was a net gain of $48 thousand on sales of AFS securities, consisting of a pre-tax gain of $150 thousand and a pre-tax loss of $102 thousand.  During the three months ended September 30, 2016, there was a net gain of $458 thousand on sales and calls of AFS securities, consisting of a pre-tax gain of $460 thousand and a pre-tax loss of $2 thousand.

During the nine months ended September 30, 2017, there was a combined gain of $58 thousand on sales and calls of AFS securities, consisting of a pre-tax gain of $179 thousand and a pre-tax loss of $121 thousand.  During the nine months ended September 30, 2016, there was a combined gain of $522 thousand on sales and calls of AFS securities, consisting of a pre-tax gain of $529 thousand and a pre-tax loss of $7 thousand.

The amortized cost of securities pledged as collateral, to secure public deposits and for other purposes, was $222.0 million at September 30, 2017 and $221.2 million at December 31, 2016.

The amortized cost of securities sold under agreements to repurchase amounted to $296.4 million at September 30, 2017 and $303.5 million at December 31, 2016.

CTBI evaluates its investment portfolio on a quarterly basis for impairment.  The analysis performed as of September 30, 2017 indicates that all impairment is considered temporary, market and interest rate driven, and not credit-related.  The percentage of total investments with unrealized losses as of September 30, 2017 was 66.5% compared to 65.6% as of December 31, 2016.  The following tables provide the amortized cost, gross unrealized losses, and fair market value, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position as of September 30, 2017 that are not deemed to be other-than-temporarily impaired.  There were no held-to-maturity securities that were deemed to be impaired as of September 30, 2017.

Available-for-Sale

(in thousands)	Amortized Cost	Gross Unrealized Losses	Fair Value
Less Than 12 Months
U.S. Treasury and government agencies	$143,007	$(471)	$142,536
State and political subdivisions	20,141	(236)	19,905
U.S. government sponsored agency mortgage-backed securities	71,913	(336)	71,577
Total debt securities	235,061	(1,043)	234,018
CRA investment funds	7,500	(56)	7,444
Total <12 months temporarily impaired AFS securities	242,561	(1,099)	241,462

12 Months or More
U.S. Treasury and government agencies	21,559	(17)	21,542
State and political subdivisions	13,832	(617)	13,215
U.S. government sponsored agency mortgage-backed securities	113,712	(2,723)	110,989
Total debt securities	149,103	(3,357)	145,746
CRA investment funds	15,000	(517)	14,483
Total ≥12 months temporarily impaired AFS securities	164,103	(3,874)	160,229

Total
U.S. Treasury and government agencies	164,566	(488)	164,078
State and political subdivisions	33,973	(853)	33,120
U.S. government sponsored agency mortgage-backed securities	185,625	(3,059)	182,566
Total debt securities	384,164	(4,400)	379,764
CRA investment funds	22,500	(573)	21,927
Total temporarily impaired AFS securities	$406,664	$(4,973)	$401,691

U.S. Treasury and Government Agencies

The unrealized losses in U.S. Treasury and government agencies were caused by interest rate increases.  The contractual terms of those investments do not permit the issuer to settle the securities at a price less than par which will equal amortized cost at maturity.  CTBI does not consider those investments to be other-than-temporarily impaired at September 30, 2017, because CTBI does not intend to sell the investments and it is not more likely than not that we will be required to sell the investments before recovery of their amortized cost, which may be maturity.

State and Political Subdivisions

The unrealized losses in securities of state and political subdivisions were caused by interest rate increases.  The contractual terms of those investments do not permit the issuer to settle the securities at a price less than par which will equal amortized cost at maturity.  CTBI does not consider those investments to be other-than-temporarily impaired at September 30, 2017, because CTBI does not intend to sell the investments before recovery of their amortized cost and it is not more likely than not that we will be required to sell the investments before recovery of their amortized cost, which may be maturity.

U.S. Government Sponsored Agency Mortgage-Backed Securities

The unrealized losses in U.S. government sponsored agency mortgage-backed securities were caused by interest rate increases.  CTBI expects to recover the amortized cost basis over the term of the securities.  CTBI does not consider those investments to be other-than-temporarily impaired at September 30, 2017, because (i) the decline in fair market value is attributable to changes in interest rates and not credit quality, (ii) CTBI does not intend to sell the investments, and (iii) it is not more likely than not we will be required to sell the investments before recovery of their amortized cost, which may be maturity.

CRA Investment Funds

CTBI’s CRA investment funds consist of investments in fixed income mutual funds ($24.5 million of the total fair value and $480 thousand of the total unrealized losses in common stock investments).  The severity of the impairment (fair value is approximately 2.3% less than cost) and the duration of the impairment correlates with the decline in long-term interest rates in 2017.  CTBI evaluated the near-term prospects of these funds in relation to the severity and duration of the impairment.  Based on that evaluation, CTBI does not consider those investments to be other-than-temporarily impaired at September 30, 2017.

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

Note 4 – Loans

Major classifications of loans, net of unearned income, deferred loan origination costs, and net premiums on acquired loans, are summarized as follows:

(in thousands)	September 30 2017	December 31 2016
Commercial construction	$74,282	$66,998
Commercial secured by real estate	1,197,604	1,085,428
Equipment lease financing	3,290	5,512
Commercial other	339,337	350,159
Real estate construction	64,441	57,966
Real estate mortgage	712,237	702,969
Home equity	96,755	91,511
Consumer direct	137,657	133,093
Consumer indirect	487,818	444,735
Total loans	$3,113,421	$2,938,371

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

Not included in the loan balances above were loans held for sale in the amount of $1.6 million at September 30, 2017 and $1.2 million at December 31, 2016.

Refer to note 1 to the condensed consolidated financial statements for further information regarding our nonaccrual policy.  Nonaccrual loans segregated by class of loans were as follows:

(in thousands)	September 30 2017	December 31 2016
Commercial:
Commercial construction	$1,311	$1,912
Commercial secured by real estate	7,879	6,326
Commercial other	1,070	1,559

Residential:
Real estate construction	1,062	11
Real estate mortgage	7,915	6,260
Home equity	561	555
Total nonaccrual loans	$19,798	$16,623

The following tables present CTBI’s loan portfolio aging analysis, segregated by class, as of September 30, 2017 and December 31, 2016:

	September 30, 2017
(in thousands)	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Current	Total Loans	90+ and Accruing*
Commercial:
Commercial construction	$69	$42	$1,311	$1,422	$72,860	$74,282	$0
Commercial secured by real estate	3,549	1,287	8,316	13,152	1,184,452	1,197,604	1,518
Equipment lease financing	0	0	0	0	3,290	3,290	0
Commercial other	773	203	1,134	2,110	337,227	339,337	307
Residential:
Real estate construction	144	382	344	870	63,571	64,441	155
Real estate mortgage	1,005	5,205	13,646	19,856	692,381	712,237	7,389
Home equity	685	250	756	1,691	95,064	96,755	333
Consumer:
Consumer direct	810	152	156	1,118	136,539	137,657	156
Consumer indirect	3,570	927	364	4,861	482,957	487,818	364
Total	$10,605	$8,448	$26,027	$45,080	$3,068,341	$3,113,421	$10,222

	December 31, 2016
(in thousands)	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Current	Total Loans	90+ and Accruing*
Commercial:
Commercial construction	$22	$0	$1,940	$1,962	$65,036	$66,998	$28
Commercial secured by real estate	2,033	478	8,847	11,358	1,074,070	1,085,428	3,015
Equipment lease financing	0	0	0	0	5,512	5,512	0
Commercial other	997	122	1,235	2,354	347,805	350,159	141
Residential:
Real estate construction	707	42	152	901	57,065	57,966	152
Real estate mortgage	1,493	5,278	10,695	17,466	685,503	702,969	6,295
Home equity	829	288	905	2,022	89,489	91,511	467
Consumer:
Consumer direct	873	265	68	1,206	131,887	133,093	68
Consumer indirect	3,288	851	681	4,820	439,915	444,735	681
Total	$10,242	$7,324	$24,523	$42,089	$2,896,282	$2,938,371	$10,847

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

The indirect lending area of the bank generally deals with purchasing/funding consumer contracts with new and used automobile dealers.  The dealers generate consumer loan applications which are forwarded to the indirect loan processing area for approval or denial.  Loan approvals or denials are based on the creditworthiness and repayment ability of the borrower, and on the collateral value.  The dealers may have limited recourse agreements with CTB.

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

The following tables present the credit risk profile of CTBI’s commercial loan portfolio based on rating category and payment activity, segregated by class of loans, as of September 30, 2017 and December 31, 2016:

(in thousands)	Commercial Construction	Commercial Secured by Real Estate	Equipment Leases	Commercial Other	Total
September 30, 2017
Pass	$64,983	$1,059,574	$3,229	$292,574	$1,420,360
Watch	3,566	67,065	0	31,270	101,901
OAEM	1,657	21,676	61	2,056	25,450
Substandard	3,898	49,072	0	13,078	66,048
Doubtful	178	217	0	359	754
Total	$74,282	$1,197,604	$3,290	$339,337	$1,614,513

December 31, 2016
Pass	$55,315	$975,383	$5,206	$299,301	$1,335,205
Watch	3,366	51,932	137	32,780	88,215
OAEM	2,535	25,772	169	7,913	36,389
Substandard	5,592	31,945	0	9,599	47,136
Doubtful	190	396	0	566	1,152
Total	$66,998	$1,085,428	$5,512	$350,159	$1,508,097

The following tables present the credit risk profile of CTBI’s residential real estate and consumer loan portfolios based on performing or nonperforming status, segregated by class, as of September 30, 2017 and December 31, 2016:

(in thousands)	Real Estate Construction	Real Estate Mortgage	Home Equity	Consumer Direct	Consumer Indirect	Total
September 30, 2017
Performing	$63,224	$696,933	$95,861	$137,501	$487,454	$1,480,973
Nonperforming (1)	1,217	15,304	894	156	364	17,935
Total	$64,441	$712,237	$96,755	$137,657	$487,818	$1,498,908

December 31, 2016
Performing	$57,803	$690,414	$90,489	$133,025	$444,054	$1,415,785
Nonperforming (1)	163	12,555	1,022	68	681	14,489
Total	$57,966	$702,969	$91,511	$133,093	$444,735	$1,430,274

(1)  A loan is considered nonperforming if it is 90 days or more past due and/or on nonaccrual.

The total of consumer mortgage loans secured by real estate properties for which formal foreclosure proceedings are in process totaled $4.8 million at September 30, 2017 compared to $3.5 million at December 31, 2016.

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

The following table presents impaired loans, the average investment in impaired loans, and interest income recognized on impaired loans for the periods ended September 30, 2017, December 31, 2016, and September 30, 2016:

	September 30, 2017
(in thousands)	Recorded Balance	Unpaid Contractual Principal Balance	Specific Allowance
Loans without a specific valuation allowance:
Commercial construction	$4,613	$4,621	$0
Commercial secured by real estate	25,322	25,916	0
Commercial other	9,994	11,804	0
Real estate construction	873	873	0
Real estate mortgage	1,196	1,196	0

Loans with a specific valuation allowance:
Commercial construction	153	174	25
Commercial secured by real estate	3,918	5,023	1,301
Commercial other	130	133	65

Totals:
Commercial construction	4,766	4,795	25
Commercial secured by real estate	29,240	30,939	1,301
Commercial other	10,124	11,937	65
Real estate construction	873	873	0
Real estate mortgage	1,196	1,196	0
Total	$46,199	$49,740	$1,391

	Three Months Ended		Nine Months Ended
	September 30, 2017		September 30, 2017
(in thousands)	Average Investment in Impaired Loans	*Interest Income Recognized	Average Investment in Impaired Loans	*Interest Income Recognized
Loans without a specific valuation allowance:
Commercial construction	$4,662	$50	$4,955	$136
Commercial secured by real estate	25,452	276	27,318	980
Equipment lease financing	0	0	45	0
Commercial other	10,191	123	10,717	396
Real estate construction	860	0	569	0
Real estate mortgage	1,197	8	1,601	30

Loans with a specific valuation allowance:
Commercial construction	153	0	156	0
Commercial secured by real estate	3,984	3	4,236	8
Commercial other	130	0	87	0

Totals:
Commercial construction	4,815	50	5,111	136
Commercial secured by real estate	29,436	279	31,554	988
Equipment lease financing	0	0	45	0
Commercial other	10,321	123	10,804	396
Real estate construction	860	0	569	0
Real estate mortgage	1,197	8	1,601	30
Total	$46,629	$460	$49,684	$1,550

	December 31, 2016
(in thousands)	Recorded Balance	Unpaid Contractual Principal Balance	Specific Allowance	Average Investment in Impaired Loans	*Interest Income Recognized
Loans without a specific valuation allowance:
Commercial construction	$4,102	$4,123	$0	$4,367	$218
Commercial secured by real estate	29,025	29,594	0	31,136	1,609
Commercial other	11,215	13,155	0	11,561	632
Real estate mortgage	1,483	1,483	0	1,691	52

Loans with a specific valuation allowance:
Commercial construction	1,507	1,509	213	2,290	0
Commercial secured by real estate	4,731	5,885	1,035	4,151	19
Commercial other	139	139	65	483	0

Totals:
Commercial construction	5,609	5,632	213	6,657	218
Commercial secured by real estate	33,756	35,479	1,035	35,287	1,628
Commercial other	11,354	13,294	65	12,044	632
Real estate mortgage	1,483	1,483	0	1,691	52
Total	$52,202	$55,888	$1,313	$55,679	$2,530

	September 30, 2016
(in thousands)	Recorded Balance	Unpaid Contractual Principal Balance	Specific Allowance
Loans without a specific valuation allowance:
Commercial construction	$4,270	$4,293	$0
Commercial secured by real estate	32,311	33,004	0
Commercial other	11,382	13,191	0
Real estate mortgage	1,489	1,489	0

Loans with a specific valuation allowance:
Commercial construction	1,668	1,670	212
Commercial secured by real estate	3,537	4,688	747
Commercial other	388	408	190

Totals:
Commercial construction	5,938	5,963	212
Commercial secured by real estate	35,848	37,692	747
Commercial other	11,770	13,599	190
Real estate mortgage	1,489	1,489	0
Total	$55,045	$58,743	$1,149

	Three Months Ended		Nine Months Ended
	September 30, 2016		September 30, 2016
(in thousands)	Average Investment in Impaired Loans	*Interest Income Recognized	Average Investment in Impaired Loans	*Interest Income Recognized
Loans without a specific valuation allowance:
Commercial construction	$4,299	$63	$4,450	$168
Commercial secured by real estate	32,534	390	31,795	1,164
Commercial other	11,497	153	11,564	470
Real estate mortgage	1,492	15	1,759	45

Loans with a specific valuation allowance:
Commercial construction	1,798	0	2,524	0
Commercial secured by real estate	3,547	1	3,957	19
Commercial other	405	0	597	0

Totals:
Commercial construction	6,097	63	6,974	168
Commercial secured by real estate	36,081	391	35,752	1,183
Commercial other	11,902	153	12,161	470
Real estate mortgage	1,492	15	1,759	45
Total	$55,572	$622	$56,646	$1,866

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

During 2017, certain loans were modified in troubled debt restructurings, where economic concessions were granted to borrowers consisting of reductions in the interest rates, payment extensions, forgiveness of principal, and forbearances.  Presented below, segregated by class of loans, are troubled debt restructurings that occurred during the three and nine months ended September 30, 2017 and 2016 and the year ended December 31, 2016:

	Three Months Ended September 30, 2017
(in thousands)	Number of Loans	Term Modification	Rate Modification	Combination	Post-Modification Outstanding Balance
Commercial:
Commercial secured by real estate	6	$295	$0	$0	$295
Commercial other	1	102	0	0	102
Total troubled debt restructurings	7	$397	$0	$0	$397

	Nine Months Ended September 30, 2017
(in thousands)	Number of Loans	Term Modification	Rate Modification	Combination	Post-Modification Outstanding Balance
Commercial:
Commercial construction	2	$0	$0	$114	$114
Commercial secured by real estate	11	874	0	192	1,066
Commercial other	10	237	0	136	373
Residential:
Real estate construction	1	846	0	0	846
Real estate mortgage	1	323	0	0	323
Total troubled debt restructurings	25	$2,280	$0	$442	$2,722

	Three Months Ended September 30, 2016
(in thousands)	Number of Loans	Term Modification	Rate Modification	Combination	Post-Modification Outstanding Balance
Commercial:
Commercial secured by real estate	2	$152	$0	$0	$152
Total troubled debt restructurings	2	$152	$0	$0	$152

	Nine Months Ended September 30, 2016
(in thousands)	Number of Loans	Term Modification	Rate Modification	Combination	Post-Modification Outstanding Balance
Commercial:
Commercial construction	5	$1,408	$0	$0	$1,408
Commercial secured by real estate	23	5,761	0	580	6,341
Commercial other	16	5,041	0	0	5,041
Residential:
Real estate mortgage	1	0	0	280	280
Total troubled debt restructurings	45	$12,210	$0	$860	$13,070

	Year Ended December 31, 2016
(in thousands)	Number of Loans	Term Modification	Rate Modification	Combination	Post-Modification Outstanding Balance
Commercial:
Commercial construction	1	$1,288	$0	$0	$1,288
Commercial secured by real estate	27	8,827	0	581	9,408
Commercial other	14	5,088	0	87	5,175
Residential:
Real estate mortgage	1	0	0	281	281
Total troubled debt restructurings	43	$15,203	$0	$949	$16,152

No charge-offs have resulted from modifications for any of the presented periods.  We had commitments to extend additional credit in the amount of $0.1 million on loans that were considered troubled debt restructurings at September 30, 2017.

Loans retain their accrual status at the time of their modification. As a result, if a loan is on nonaccrual at the time it is modified, it stays as nonaccrual, and if a loan is on accrual at the time of the modification, it generally stays on accrual.  Commercial and consumer loans modified in a troubled debt restructuring are closely monitored for delinquency as an early indicator of possible future default.  If loans modified in a troubled debt restructuring subsequently default, CTBI evaluates the loan for possible further impairment.  The allowance for loan losses may be increased, adjustments may be made in the allocation of the allowance, or partial charge-offs may be taken to further write-down the carrying value of the loan.  Presented below, segregated by class of loans, are loans that were modified as troubled debt restructurings within the prior twelve months which subsequently defaulted during the three and nine months ended September 30, 2017 and 2016.  CTBI considers a loan in default when it is 90 days or more past due or transferred to nonaccrual.

(in thousands)	Three Months Ended September 30, 2017		Nine Months Ended September 30, 2017
	Number of Loans	Recorded Balance	Number of Loans	Recorded Balance
Commercial:
Commercial secured by real estate	2	$961	2	$961
Residential:
Real estate construction	1	846	1	846
Total defaulted restructured loans	3	$1,807	3	$1,807

(in thousands)	Three Months Ended September 30, 2016		Nine Months Ended September 30, 2016
	Number of Loans	Recorded Balance	Number of Loans	Recorded Balance
Commercial:
Commercial secured by real estate	1	$1,446	2	$1,956
Commercial other	1	14	2	372
Total defaulted restructured loans	2	$1,460	4	$2,328

Note 5 – Allowance for Loan and Lease Losses

The following tables present the balance in the allowance for loan and lease losses (“ALLL”) and the recorded investment in loans based on portfolio segment and impairment method as of September 30, 2017, December 31, 2016 and September 30, 2016:

	Three Months Ended September 30, 2017
(in thousands)	Commercial Construction	Commercial Secured by Real Estate	Equipment Lease Financing	Commercial Other	Real Estate Construction	Real Estate Mortgage	Home Equity	Consumer Direct	Consumer Indirect	Total
Allowance for loan losses
Beginning balance	$669	$15,299	$33	$4,993	$581	$5,662	$747	$1,866	$7,283	$37,133
Provision charged to expense	(19)	(1)	(14)	210	49	276	113	47	5	666
Losses charged off	(6)	(249)	0	(549)	0	(158)	(53)	(166)	(1,262)	(2,443)
Recoveries	28	53	0	308	0	6	0	110	530	1,035
Ending balance	$672	$15,102	$19	$4,962	$630	$5,786	$807	$1,857	$6,556	$36,391

Ending balance:
Individually evaluated for impairment	$25	$1,301	$0	$65	$0	$0	$0	$0	$0	$1,391
Collectively evaluated for impairment	$647	$13,801	$19	$4,897	$630	$5,786	$807	$1,857	$6,556	$35,000

Loans
Ending balance:
Individually evaluated for impairment	$4,766	$29,240	$0	$10,124	$873	$1,196	$0	$0	$0	$46,199
Collectively evaluated for impairment	$69,516	$1,168,364	$3,290	$329,213	$63,568	$711,041	$96,755	$137,657	$487,818	$3,067,222

	Nine Months Ended September 30, 2017
(in thousands)	Commercial Construction	Commercial Secured by Real Estate	Equipment Lease Financing	Commercial Other	Real Estate Construction	Real Estate Mortgage	Home Equity	Consumer Direct	Consumer Indirect	Total
Allowance for loan losses
Beginning balance	$884	$14,191	$42	$4,656	$629	$6,027	$774	$1,885	$6,845	$35,933
Provision charged to expense	(239)	1,622	(23)	1,229	0	1	87	243	1,739	4,659
Losses charged off	(10)	(776)	0	(1,386)	0	(321)	(57)	(675)	(3,898)	(7,123)
Recoveries	37	65	0	463	1	79	3	404	1,870	2,922
Ending balance	$672	$15,102	$19	$4,962	$630	$5,786	$807	$1,857	$6,556	$36,391

Ending balance:
Individually evaluated for impairment	$25	$1,301	$0	$65	$0	$0	$0	$0	$0	$1,391
Collectively evaluated for impairment	$647	$13,801	$19	$4,897	$630	$5,786	$807	$1,857	$6,556	$35,000

Loans
Ending balance:
Individually evaluated for impairment	$4,766	$29,240	$0	$10,124	$873	$1,196	$0	$0	$0	$46,199
Collectively evaluated for impairment	$69,516	$1,168,364	$3,290	$329,213	$63,568	$711,041	$96,755	$137,657	$487,818	$3,067,222

	Three Months Ended September 30, 2016
(in thousands)	Commercial Construction	Commercial Secured by Real Estate	Equipment Lease Financing	Commercial Other	Real Estate Construction	Real Estate Mortgage	Home Equity	Consumer Direct	Consumer Indirect	Total
Allowance for loan losses
Beginning balance	$1,437	$14,438	$94	$4,430	$558	$6,372	$819	$1,634	$5,915	$35,697
Provision charged to expense	54	585	(28)	185	8	330	3	170	884	2,191
Losses charged off	(79)	(319)	0	(622)	(61)	(366)	0	(204)	(1,311)	(2,962)
Recoveries	18	78	0	92	4	8	2	111	562	875
Ending balance	$1,430	$14,782	$66	$4,085	$509	$6,344	$824	$1,711	$6,050	$35,801

Ending balance:
Individually evaluated for impairment	$212	$747	$0	$190	$0	$0	$0	$0	$0	$1,149
Collectively evaluated for impairment	$1,218	$14,035	$66	$3,895	$509	$6,344	$824	$1,711	$6,050	$34,652

Loans
Ending balance:
Individually evaluated for impairment	$5,938	$35,848	$0	$11,770	$0	$1,489	$0	$0	$0	$55,045
Collectively evaluated for impairment	$62,337	$1,047,792	$6,242	$343,214	$55,412	$704,539	$89,467	$131,815	$435,436	$2,876,254

	Nine Months Ended September 30, 2016
(in thousands)	Commercial Construction	Commercial Secured by Real Estate	Equipment Lease Financing	Commercial Other	Real Estate Construction	Real Estate Mortgage	Home Equity	Consumer Direct	Consumer Indirect	Total
Allowance for loan losses
Beginning balance	$2,199	$14,434	$79	$4,225	$550	$6,678	$839	$1,594	$5,496	$36,094
Provision charged to expense	(701)	1,726	(13)	1,156	144	440	(1)	669	2,409	5,829
Losses charged off	(94)	(1,505)	0	(1,667)	(192)	(849)	(21)	(893)	(3,508)	(8,729)
Recoveries	26	127	0	371	7	75	7	341	1,653	2,607
Ending balance	$1,430	$14,782	$66	$4,085	$509	$6,344	$824	$1,711	$6,050	$35,801

Ending balance:
Individually evaluated for impairment	$212	$747	$0	$190	$0	$0	$0	$0	$0	$1,149
Collectively evaluated for impairment	$1,218	$14,035	$66	$3,895	$509	$6,344	$824	$1,711	$6,050	$34,652

Loans
Ending balance:
Individually evaluated for impairment	$5,938	$35,848	$0	$11,770	$0	$1,489	$0	$0	$0	$55,045
Collectively evaluated for impairment	$62,337	$1,047,792	$6,242	$343,214	$55,412	$704,539	$89,467	$131,815	$435,436	$2,876,254

	December 31, 2016
(in thousands)	Commercial Construction	Commercial Secured by Real Estate	Equipment Lease Financing	Commercial Other	Real Estate Construction	Real Estate Mortgage	Home Equity	Consumer Direct	Consumer Indirect	Total
Allowance for loan losses
Beginning balance	$2,199	$14,434	$79	$4,225	$550	$6,678	$839	$1,594	$5,496	$36,094
Provision charged to expense	(1,035)	1,220	(37)	2,128	264	291	(20)	912	4,149	7,872
Losses charged off	(316)	(1,641)	0	(2,136)	(192)	(1,043)	(54)	(1,236)	(5,050)	(11,668)
Recoveries	36	178	0	439	7	101	9	615	2,250	3,635
Ending balance	$884	$14,191	$42	$4,656	$629	$6,027	$774	$1,885	$6,845	$35,933

Ending balance:
Individually evaluated for impairment	$213	$1,035	$0	$65	$0	$0	$0	$0	$0	$1,313
Collectively evaluated for impairment	$671	$13,156	$42	$4,591	$629	$6,027	$774	$1,885	$6,845	$34,620

Loans
Ending balance:
Individually evaluated for impairment	$5,609	$33,756	$0	$11,354	$0	$1,483	$0	$0	$0	$52,202
Collectively evaluated for impairment	$61,389	$1,051,672	$5,512	$338,805	$57,966	$701,486	$91,511	$133,093	$444,735	$2,886,169

Note 6 – Other Real Estate Owned

Activity for other real estate owned was as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
(in thousands)	2017	2016	2017	2016
Beginning balance of other real estate owned	$32,785	$37,740	$35,856	$40,674
New assets acquired	2,722	1,008	4,303	4,300
Capitalized costs	0	0	0	0
Fair value adjustments	(884)	(408)	(2,871)	(632)
Sale of assets	(2,575)	(675)	(5,240)	(6,677)
Ending balance of other real estate owned	$32,048	$37,665	$32,048	$37,665

Foreclosed properties at September 30, 2017 were $32.0 million.  Carrying costs and fair value adjustments associated with foreclosed properties were $1.3 million and $0.9 million, respectively, for the three months ended September 30, 2017 and 2016 and $4.1 million and $1.9 million, respectively, for the nine months ended September 30, 2017 and 2016.

The major classifications of foreclosed properties are shown in the following table:

(in thousands)	September 30 2017	December 31 2016
1-4 family	$5,117	$6,210
Agricultural/farmland	68	93
Construction/land development/other	16,620	20,778
Multifamily	176	270
Non-farm/non-residential	10,067	8,505
Total foreclosed properties	$32,048	$35,856

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

We monitor collateral levels on a continuous basis and maintain records of each transaction specifically describing the applicable security and the counterparty’s fractional interest in that security, and we segregate the security from its general assets in accordance with regulations governing custodial holdings of securities.  The primary risk with our repurchase agreements is market risk associated with the securities securing the transactions, as we may be required to provide additional collateral based on fair value changes of the underlying securities.  Securities pledged as collateral under repurchase agreements are maintained with our safekeeping agents.  The carrying value of investment securities available-for-sale pledged as collateral under repurchase agreements totaled $296.8 million and $302.3 million at September 30, 2017 and December 31, 2016, respectively.

The remaining contractual maturity of the securities sold under agreements to repurchase by class of collateral pledged included in the accompanying consolidated balance sheets as of September 30, 2017 and December 31, 2016 is presented in the following tables:

	September 30, 2017
	Remaining Contractual Maturity of the Agreements
(in thousands)	Overnight and Continuous	Up to 30 days	30-90 days	Greater Than 90 days	Total
Repurchase agreements and repurchase-to-maturity transactions:
U.S. Treasury and government agencies	$31,171	$56,126	$0	$26,488	$113,785
State and political subdivisions	63,611	4,573	610	6,919	75,713
U.S. government sponsored agency mortgage-backed securities	21,630	36,301	116	12,462	70,509
Total	$116,412	$97,000	$726	$45,869	$260,007

	December 31, 2016
	Remaining Contractual Maturity of the Agreements
(in thousands)	Overnight and Continuous	Up to 30 days	30-90 days	Greater Than 90 days	Total
Repurchase agreements and repurchase-to-maturity transactions:
U.S. Treasury and government agencies	$17,249	$0	$14,349	$73,076	$104,674
State and political subdivisions	55,354	0	1,998	10,272	67,624
U.S. government sponsored agency mortgage-backed securities	23,386	0	8,003	47,378	78,767
Total	$95,989	$0	$24,350	$130,726	$251,065

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

Recurring Measurements

The following tables present the fair value measurements of assets recognized in the accompanying balance sheets measured at fair value on a recurring basis as of September 30, 2017 and December 31, 2016 and indicate the level within the fair value hierarchy of the valuation techniques.

		Fair Value Measurements at September 30, 2017 Using
(in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets measured – recurring basis
Available-for-sale securities:
U.S. Treasury and government agencies	$217,858	$65,093	$152,765	$0
State and political subdivisions	136,657	0	136,657	0
U.S. government sponsored agency mortgage-backed securities	223,998	0	223,998	0
CRA investment funds	24,520	24,520	0	0
Mortgage servicing rights	3,283	0	0	3,283

		Fair Value Measurements at December 31, 2016 Using
(in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets measured – recurring basis
Available-for-sale securities:
U.S. Treasury and government agencies	$222,464	$44,934	$177,530	$0
State and political subdivisions	133,516	0	133,516	0
U.S. government sponsored agency mortgage-backed securities	225,056	0	225,056	0
CRA investment funds	24,358	24,358	0	0
Mortgage servicing rights	3,433	0	0	3,433

Following is a description of the valuation methodologies and inputs used for assets measured at fair value on a recurring basis and recognized in the accompanying balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy.  These valuation methodologies were applied to all of CTBI’s financial assets carried at fair value.  CTBI had no liabilities measured and recorded at fair value as of September 30, 2017 and December 31, 2016.  There have been no significant changes in the valuation techniques during the quarter or nine months ended September 30, 2017.  For assets classified within Level 3 of the fair value hierarchy, the process used to develop the reported fair value is described below.

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

In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy.  Fair value determinations for Level 3 measurements are estimated on a quarterly basis where assumptions used are reviewed to ensure the estimated fair value complies with accounting standards generally accepted in the United States.  As of September 30, 2017 and December 31, 2016, CTBI does not own any securities valued using Level 3 inputs.

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

Transfers between Levels

There were no transfers between Levels 1, 2, and 3 as of September 30, 2017.

Level 3 Reconciliation

Following is a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the accompanying balance sheet using significant unobservable (Level 3) inputs for the three and nine months ended September 30, 2017 and 2016:

Mortgage Servicing Rights
	Three Months Ended		Nine Months Ended
	September 30		September 30
(in thousands)	2017	2016	2017	2016
Beginning balance	$3,304	$2,797	$3,433	$3,236
Total recognized gains (losses)
Included in net income	5	118	(73)	(422)
Issues	98	167	269	388
Settlements	(124)	(118)	(346)	(238)
Ending balance	$3,283	$2,964	$3,283	$2,964

Total gains (losses) for the period included in net income attributable to the change in unrealized gains or losses related to assets still held at the reporting date	$5	$118	$(73)	$(422)

Realized and unrealized gains and losses for items reflected in the table above are included in net income in the consolidated statements of income as follows:

Noninterest Income
	Three Months Ended		Nine Months Ended
	September 30		September 30
(in thousands)	2017	2016	2017	2016
Total losses	$(119)	$0	$(419)	$(660)

Nonrecurring Measurements

The following tables present the fair value measurements of assets recognized in the accompanying balance sheets measured at fair value on a nonrecurring basis as of September 30, 2017 and December 31, 2016 and indicate the level within the fair value hierarchy of the valuation techniques.

		Fair Value Measurements at September 30, 2017 Using
(in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets measured – nonrecurring basis
Impaired loans (collateral dependent)	$1,732	$0	$0	$1,732
Other real estate/assets owned	18,843	0	0	18,843

		Fair Value Measurements at December 31, 2016 Using
(in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets measured – nonrecurring basis
Impaired loans (collateral dependent)	$5,506	$0	$0	$5,506
Other real estate/assets owned	4,388	0	0	4,388

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

Loans considered impaired under ASC 310-35, Impairment of a Loan, are loans for which, based on current information and events, it is probable that the creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement.  Impaired loans are subject to nonrecurring fair value adjustments to reflect subsequent (i) partial write-downs that are based on the observable market price or current appraised value of the collateral or (ii) the full charge-off of the loan carrying value.  Quarter-to-date fair value adjustments on impaired loans disclosed above were $0.3 million for the quarters ended September 30, 2017, December 31, 2016, and September 30, 2016.  Year-to-date fair value adjustments were $0.7 million for the nine months ended September 30, 2017, $0.6 million for the year ended December 31, 2016, and $0.6 million for the nine months ended September 30, 2016.

Other Real Estate Owned

In accordance with the provisions of ASC 360, Property, Plant, and Equipment, other real estate owned (OREO) is carried at the lower of fair value at acquisition date or current estimated fair value, less estimated cost to sell when the real estate is acquired.  Estimated fair value of OREO is based on appraisals or evaluations.  OREO is classified within Level 3 of the fair value hierarchy.  Long-lived assets are subject to nonrecurring fair value adjustments to reflect subsequent partial write-downs that are based on the observable market price or current appraised value of the collateral.  Quarter-to-date fair value adjustments on other real estate/assets owned were $0.9 million, $0.6 million, and $0.4 million for the quarters ended September 30, 2017, December 31, 2016, and September 30, 2016, respectively.  Year-to-date adjustments were $2.9 million for the nine months ended September 30, 2017, $1.2 million for the year ended December 31, 2016, and $0.6 million for the nine months ended September 30, 2016.

Our policy for determining the frequency of periodic reviews is based upon consideration of the specific properties and the known or perceived market fluctuations in a particular market and is typically between 12 and 18 months but generally not more than 24 months.  Appraisers are selected from the list of approved appraisers maintained by management.

Unobservable (Level 3) Inputs

The following tables present quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements at September 30, 2017 and December 31, 2016.

(in thousands)	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at September 30, 2017	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Mortgage servicing rights	$3,283	Discount cash flows, computer pricing model	Constant prepayment rate	7.0% - 29.5% (10.6%)
			Probability of default	0.0% - 100.0% (3.3%)
			Discount rate	10.0% - 11.5% (10.1%)

Impaired loans (collateral-dependent)	$1,732	Market comparable properties	Marketability discount	10.0% - 89.0% (40.4%)

Other real estate/assets owned	$18,843	Market comparable properties	Comparability adjustments	6.0% - 68.7% (16.3%)

(in thousands)	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at December 31, 2016	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Mortgage servicing rights	$3,433	Discount cash flows, computer pricing model	Constant prepayment rate	7.0% - 27.0% (9.5%)
			Probability of default	0.0% - 100.0% (3.0%)
			Discount rate	10.0% - 11.5% (10.1%)

Impaired loans (collateral-dependent)	$5,506	Market comparable properties	Marketability discount	0.0% - 100.0% (33.7%)

Other real estate/assets owned	$4,388	Market comparable properties	Comparability adjustments	10.0% - 100.0% (14.9%)

Sensitivity of Significant Unobservable Inputs

The following is a discussion of the sensitivity of significant unobservable inputs, the interrelationships between those inputs and other unobservable inputs used in recurring fair value measurement and of how those inputs might magnify or mitigate the effect of changes in the unobservable inputs on the fair value measurement.

Mortgage Servicing Rights

Fair market value for mortgage servicing rights is derived based on unobservable inputs, such as prepayment speeds of the underlying loans generated using the Andrew Davidson Prepayment Model, FHLMC/FNMA guidelines, the weighted average life of the loan, the discount rate, the weighted average coupon, and the weighted average default rate.  Significant increases (decreases) in either of those inputs in isolation would result in a significantly lower (higher) fair value measurement.  Generally, a change in the assumption used for prepayment speeds is accompanied by a directionally opposite change in the assumption for interest rates.

Fair Value of Financial Instruments

The following table presents estimated fair value of CTBI’s financial instruments as of September 30, 2017 and indicates the level within the fair value hierarchy of the valuation techniques.

		Fair Value Measurements at September 30, 2017 Using
(in thousands)	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$166,416	$166,416	$0	$0
Certificates of deposit in other banks	11,270	0	11,244	0
Securities available-for-sale	603,033	89,613	513,420	0
Securities held-to-maturity	858	0	858	0
Loans held for sale	1,605	1,651	0	0
Loans, net	3,077,030	0	0	3,057,809
Federal Home Loan Bank stock	17,927	0	17,927	0
Federal Reserve Bank stock	4,887	0	4,887	0
Accrued interest receivable	12,920	0	12,920	0
Mortgage servicing rights	3,283	0	0	3,283

Financial liabilities:
Deposits	$3,200,366	$786,856	$2,410,741	$0
Repurchase agreements	260,007	0	0	260,044
Federal funds purchased	8,196	0	8,196	0
Advances from Federal Home Loan Bank	50,869	0	50,870	0
Long-term debt	59,341	0	0	49,073
Accrued interest payable	2,771	0	2,771	0

Unrecognized financial instruments:
Letters of credit	$0	$0	$0	$0
Commitments to extend credit	0	0	0	0
Forward sale commitments	0	0	0	0

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

Note 9 – Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 30		September 30
(in thousands except per share data)	2017	2016	2017	2016
Numerator:
Net income	$13,763	$12,312	$36,581	$35,480

Denominator:
Basic earnings per share:
Weighted average shares	17,633	17,554	17,625	17,532
Diluted earnings per share:
Effect of dilutive stock options and restricted stock grants	20	15	20	16
Adjusted weighted average shares	17,653	17,569	17,645	17,548

Earnings per share:
Basic earnings per share	$0.78	$0.70	$2.08	$2.02
Diluted earnings per share	0.78	0.70	2.07	2.02

There were no options to purchase common shares that were excluded from the diluted calculations above for the three and nine months ended September 30, 2017.  In addition to in-the-money stock options, unvested restricted stock grants were also used in the calculation of diluted earnings per share based on the treasury method.  There were no options to purchase common shares that were excluded from the diluted calculations for the three months ended September 30, 2016.  Options to purchase 15,730 common shares at a weighted average price of $35.409 were excluded from the diluted calculations above for the nine months ended September 30, 2016, because the exercise prices on the options were greater than the average market price for the period.

Note 10 – Accumulated Other Comprehensive Income

Unrealized gains on AFS securities

Amounts reclassified from accumulated other comprehensive income (AOCI) and the affected line items in the statements of income during the three and nine months ended September 30, 2017 and 2016 were:

	Amounts Reclassified from AOCI
(in thousands)	Three Months Ended September 30		Nine Months Ended September 30
	2017	2016	2017	2016
Affected line item in the statements of income
Securities gains	$48	$458	$58	$522
Tax expense	17	160	20	183
Total reclassifications out of AOCI	$31	$298	$38	$339

Note 11 – Commitments and Contingencies

CTB will be required to make certain customer reimbursements related to two deposit add-on products.  As previously discussed in CTBI’s most recent Form 10-K and Form 10-Q, management established a related accrual in 2014, which was not considered material.  The time period and amount of the reimbursements have not yet been determined; therefore, the actual amount may materially vary from the amount management has evaluated as most likely at September 30, 2017.

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

❖ Capital Resources

❖ Impact of Inflation, Changing Prices, and Economic Conditions

❖ Stock Repurchase Program

❖ Critical Accounting Policies and Estimates

Our Business

Community Trust Bancorp, Inc. (“CTBI”) is a bank holding company headquartered in Pikeville, Kentucky.  Currently, we own one commercial bank, Community Trust Bank, Inc. (“CTB”) and one trust company, Community Trust and Investment Company, Inc.  Through our subsidiaries, we have eighty banking locations in eastern, northeastern, central, and south central Kentucky, southern West Virginia, and northeastern Tennessee, four trust offices across Kentucky, and one trust office in northeastern Tennessee.  At September 30, 2017, we had total consolidated assets of $4.1 billion and total consolidated deposits, including repurchase agreements, of $3.5 billion.  Total shareholders’ equity at September 30, 2017 was $522.9 million.  Trust assets under management, which are excluded from CTBI’s total consolidated assets, at September 30, 2017, were $2.2 billion.  Trust assets under management include CTB’s investment portfolio totaling $0.6 billion.

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

Results of Operations and Financial Condition

For the quarter ended September 30, 2017, we reported record earnings of $13.8 million, or $0.78 per basic share, compared to $11.5 million, or $0.65 per basic share, earned during the second quarter 2017 and $12.3 million, or $0.70 per basic share, earned during the third quarter 2016.  Earnings for the nine months ended September 30, 2017 were $36.6 million, or $2.08 per basic share, compared to $35.5 million, or $2.02 per basic share, for the nine months ended September 30, 2016.

Quarterly Highlights

❖	Net interest income for the quarter of $35.0 million was an increase of $0.7 million, or 2.1%, from second quarter 2017 and $1.7 million, or 5.2%, from prior year third quarter.

❖
Provision for loan losses for the quarter ended September 30, 2017 decreased $2.1 million from prior quarter and $1.5 million from prior year same quarter.  The decrease was the result of sustained improvement in the 12 quarter rolling average core portfolio metrics utilized in our allowance for loan losses model.  While quarter over quarter fluctuations occur, management focuses on longer term trends as an indication of overall credit quality.  The reduction resulted in a three basis point decrease in our loan loss reserve from 1.20% to 1.17% of total loans.

❖	Our loan portfolio increased $26.1 million, an annualized 3.4%, during the quarter and $175.1 million, or an annualized 8.0%, from December 31, 2016.

❖
Net loan charge-offs for the quarter ended September 30, 2017 were $1.4 million, or 0.18% of average loans annualized, compared to $1.3 million, or 0.18%, experienced for the second quarter 2017 and $2.1 million, or 0.28%, for the third quarter 2016.

❖
Nonperforming loans at $30.0 million increased $2.0 million from June 30, 2017 and $2.6 million from December 31, 2016.  Nonperforming assets at $62.2 million increased $1.5 million from June 30, 2017, but decreased $1.2 million from December 31, 2016.

❖
Deposits, including repurchase agreements, increased $97.6 million during the quarter and $128.0 million from December 31, 2016.  Deposit growth during the quarter included $82.3 million in wholesale brokered deposits.

❖
Noninterest income for the quarter ended September 30, 2017 of $12.2 million was a decrease of $0.1 million, or 0.9%, from prior quarter and $1.0 million, or 7.5%, from prior year same quarter.  The decrease from prior quarter was the result of the gain on the repurchase of trust preferred securities during the second quarter, along with a decrease in trust revenue.  This decrease was partially offset by increases in gains on sales of loans and deposit service charges.  The decrease from same quarter last year was the result of decreases in gains on sales of loans, deposit service charges, loan related fees, and securities gains.

❖
Noninterest expense for the quarter ended September 30, 2017 of $26.9 million decreased $0.6 million, or 2.3%, from prior quarter, but increased $0.2 million, or 0.9%, from prior year same quarter.  The variance in noninterest expense for the quarter was due to a decrease in net other real estate owned expense from prior quarter and an increase in net other real estate owned expense from prior year same quarter.

Income Statement Review

(dollars in thousands)			Change 2017 vs. 2016
Nine Months Ended September 30	2017	2016	Amount	Percent
Net interest income	$102,300	$99,610	$2,690	2.7%
Provision for loan losses	4,659	5,829	(1,170)	(20.1)
Noninterest income	36,092	35,926	166	0.5
Noninterest expense	82,142	80,121	2,021	2.5
Income taxes	15,010	14,106	904	6.4
Net income	$36,581	$35,480	$1,101	3.1%

Average earning assets	$3,775,572	$3,640,043	$135,529	3.7%

Yield on average earnings assets	4.13%	4.08%	0.05%	1.2%
Cost of interest bearing funds	0.63%	0.51%	0.12%	23.3%

Net interest margin	3.68%	3.71%	(0.03)%	(1.0)%

Net Interest Income

Net interest income for the quarter of $35.0 million was an increase of $0.7 million, or 2.1%, from second quarter 2017 and $1.7 million, or 5.2%, from prior year third quarter.  Our net interest margin at 3.67% was down one basis point from prior quarter but up one basis point from prior year same quarter, while our average earnings assets increased $55.5 million and $173.4 million, respectively, during those same periods.  Our yield on average earning assets increased 4 basis points from prior quarter and 13 basis points from prior year same quarter, and our cost of funds increased 9 basis points from prior quarter and 18 basis points from prior year same quarter.  Our ratio of average loans to deposits, including repurchase agreements, was 91.1% for the quarter ended September 30, 2017 compared to 89.9% for the quarter ended June 30, 2017 and 88.3% for the quarter ended September 30, 2016.  Net interest income for the nine months ended September 30, 2017 increased $2.7 million, or 2.7%, from September 30, 2016.

Provision for Loan Losses

The provision for loan losses that was added to the allowance for the third quarter 2017 was $0.7 million compared to $2.8 million for the quarter ended June 30, 2017 and $2.2 million for the quarter ended September 30, 2016.  Year-to-date allocations to the reserve were $4.7 million at September 30, 2017 compared to $5.8 million at September 30, 2016.  This provision represented a charge against current earnings in order to maintain the allowance at an appropriate level determined using the accounting estimates described in the Critical Accounting Policies and Estimates section.  Our reserve coverage (allowance for loan and lease loss reserve to nonperforming loans) at September 30, 2017 was 121.2% compared to 132.6% at June 30, 2017 and 126.5% at September 30, 2016.  Our loan loss reserve as a percentage of total loans outstanding was reduced to 1.17% at September 30, 2017 from the 1.20% at June 30, 2017 and the 1.22% at September 30, 2016.

Noninterest Income

Noninterest income for the quarter ended September 30, 2017 of $12.2 million was a decrease of $0.1 million, or 0.9%, from prior quarter and $1.0 million, or 7.5%, from prior year same quarter.  The decrease from prior quarter was the result of the $0.6 million gain on the repurchase of $2.0 million in trust preferred securities during the second quarter, along with a $0.1 million decrease in trust revenue.  This decrease was partially offset by increases in gains on sales of loans ($0.1 million) and deposit service charges ($0.3 million).  The decrease from same quarter last year was the result of decreases in gains on sales of loans ($0.2 million), deposit service charges ($0.1 million), loan related fees ($0.5 million), and securities gains ($0.4 million).  Noninterest income for the nine months ended September 30, 2017 increased $0.2 million, or 0.5%, compared to the nine months ended September 30, 2016.  This increase was also the result of the $0.6 million gain during the second quarter mentioned above, along with a $0.7 million increase in trust revenue, partially offset by decreases in gains on sales of loans ($0.5 million) and securities gains ($0.5 million).

Noninterest Expense

Noninterest expense for the quarter ended September 30, 2017 of $26.9 million decreased $0.6 million, or 2.3%, from prior quarter, but increased $0.2 million, or 0.9%, from prior year same quarter.  The variance in noninterest expense for the quarter was due to a $0.5 million decrease in net other real estate owned expense from prior quarter and a $0.4 million increase in net other real owned expense from prior year same quarter.  The increase in net other real estate owned expense from prior year same quarter was partially offset by a decreases in personnel expense ($0.1 million) and FDIC insurance premiums ($0.2 million).  Noninterest expense for the nine months ended September 30, 2017 increased $2.0 million, or 2.5%, compared to the nine months ended September 30, 2016, as a result of a $2.2 million increase in net other real estate owned expense.  Personnel expense for the nine months ended September 30, 2017 increased $0.4 million from prior year with a $0.8 million increase in salaries and a $0.3 million increase in the cost of group medical and life insurance, partially offset by a $0.4 million decrease in bonuses and incentives.  FDIC insurance premiums decreased $0.7 million from prior year.

Balance Sheet Review

CTBI’s total assets at $4.1 billion increased $54.8 million, or an annualized 5.3%, from June 30, 2017 and $203.7 million, or an annualized 6.9%, from December 31, 2016.  Loans outstanding at September 30, 2017 were $3.1 billion, increasing $26.1 million, or an annualized 3.4%, from June 30, 2017 and $175.1 million, or an annualized 8.0%, from December 31, 2016.  We experienced an increase during the quarter of $6.2 million in the commercial loan portfolio, $12.7 million in the residential loan portfolio, $4.8 million in the indirect loan portfolio, and $2.4 million in the consumer direct loan portfolio.  CTBI’s investment portfolio decreased $7.3 million, or an annualized 4.8%, from June 30, 2017 and $2.4 million, or an annualized 0.5%, from December 31, 2016.  Deposits in other banks increased $31.4 million from prior quarter and $21.9 million from December 31, 2016.  Deposits, including repurchase agreements, at $3.5 billion increased $97.6 million, or an annualized 11.5%, from June 30, 2017 and $128.0 million, or an annualized 5.1%, from December 31, 2016.  Deposit growth during the quarter included $82.3 million in wholesale brokered deposits.

Shareholders’ equity at September 30, 2017 was $522.9 million compared to $514.9 million at June 30, 2017 and $500.6 million at December 31, 2016.  Our tangible common equity/tangible assets ratio at September 30, 2017 was 11.24%.

Loans

(in thousands)	September 30, 2017
Loan Category	Balance	Variance from Prior Year-End	YTD Net Charge-Offs	Nonperforming	ALLL
Commercial:
Construction	$74,282	10.9%	$27	$1,311	$672
Secured by real estate	1,197,604	10.3	(711)	9,397	15,102
Equipment lease financing	3,290	(40.3)	0	0	19
Commercial other	339,337	(3.1)	(923)	1,377	4,962
Total commercial	1,614,513	7.1	(1,607)	12,085	20,755

Residential:
Real estate construction	64,441	11.2	1	1,217	630
Real estate mortgage	712,237	1.3	(242)	15,304	5,786
Home equity	96,755	5.7	(54)	894	807
Total residential	873,433	2.5	(295)	17,415	7,223

Consumer:
Consumer direct	137,657	3.4	(271)	156	1,857
Consumer indirect	487,818	9.7	(2,028)	364	6,556
Total consumer	625,475	8.2	(2,299)	520	8,413

Total loans	$3,113,421	6.0%	$(4,201)	$30,020	$36,391

Asset Quality

CTBI’s total nonperforming loans were $30.0 million at September 30, 2017, a 7.2% increase from the $28.0 million at June 30, 2017 and a 9.3% increase from the $27.5 million at December 31, 2016.  Loans 90+ days past due increased $1.9 million during the quarter but decreased $0.6 million from December 31, 2016.  Nonaccrual loans increased $0.1 million during the quarter and $3.2 million from December 31, 2016.  Loans 30-89 days past due and accruing interest at $17.4 million was an increase of $2.2 million from June 30, 2017 and $1.0 million from December 31, 2016.  Our loan portfolio management processes focus on the immediate identification, management, and resolution of problem loans to maximize recovery and minimize loss.   Our loan risk management processes include weekly delinquent loan review meetings at the market levels and monthly delinquent loan review meetings involving senior corporate management to review all nonaccrual loans and loans 30 days or more past due.  Any activity regarding a criticized/classified loan (i.e. problem loan) must be approved by CTB’s Watch List Asset Committee (i.e. Problem Loan Committee).  CTB’s Watch List Asset Committee also meets on a quarterly basis and reviews every criticized/classified loan of $100,000 or greater.  We also have a Loan Review Department that reviews every market within CTB annually and performs extensive testing of the loan portfolio to assure the accuracy of loan grades and classifications for delinquency, troubled debt restructuring, impaired status, impairment, nonaccrual status, and adequate loan loss reserves.

Impaired loans, loans not expected to meet contractual principal and interest payments other than insignificant delays, at September 30, 2017 totaled $46.2 million, a $4.5 million decrease from the $50.7 million at June 30, 2017 and a $6.0 million decrease from the $52.2 million at December 31, 2016.  At September 30, 2017, CTBI had $29.2 million in commercial loans secured by real estate, $4.8 million in commercial real estate construction loans, $10.1 million in commercial other loans, $0.9 million in real estate consumer construction loans, and $1.2 million in real estate mortgage loans that were modified in troubled debt restructurings and impaired.  Management evaluates all impaired loans for the amount of impairment, if any, and records a direct charge-off or provides specific reserves when necessary.

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

Net loan charge-offs for the quarter ended September 30, 2017 were $1.4 million, or 0.18% of average loans annualized, compared to $1.3 million, or 0.18%, experienced for the second quarter 2017 and $2.1 million, or 0.28%, for the third quarter 2016.  Of the net charge-offs for the quarter, $0.4 million were in commercial loans, $0.7 million were in indirect auto loans, $0.2 million were in residential loans, and $0.1 million were in consumer direct loans.  Net loan charge-offs for the nine months ended September 30, 2017 were $4.2 million, or 0.19% of average loans, compared to $6.1 million, or 0.28% of average loans, experienced for the nine months ended September 30, 2016.

Foreclosed properties at September 30, 2017 totaled $32.0 million compared to $32.6 million at June 30, 2017 and $35.9 million at December 31, 2016.  Sales of foreclosed properties for the nine months ended September 30, 2017 totaled $5.1 million while new foreclosed properties totaled $4.3 million.  At September 30, 2017, the book value of properties under contracts to sell was $2.6 million; however, the closings had not occurred at quarter-end.

When foreclosed properties are acquired, appraisals are obtained and the properties are booked at the current fair market value less expected sales costs.  Additionally, periodic updated appraisals are obtained on unsold foreclosed properties.  When an updated appraisal reflects a fair market value below the current book value, a charge is booked to current earnings to reduce the property to its new fair market value less expected sales costs.   Charges to earnings in the third quarter 2017 to reflect the decrease in current fair market values of foreclosed properties totaled $0.9 million.  There were thirteen properties reappraised during the third quarter 2017.  Of these, six properties were written down by a total of $0.1 million.  Internal evaluations during the quarter resulted in additional charges of $0.7 million in fair value adjustments.  Charges during the quarters ended June 30, 2017 and September 30, 2016 were $1.4 million and $0.4 million, respectively.  Year-to-date charges as of September 30, 2017 were $2.9 million compared to $0.6 million for the nine months ended September 30, 2016.  Our policy for determining the frequency of periodic reviews is based upon consideration of the specific properties and the known or perceived market fluctuations in a particular market and is typically between 12 and 18 months but generally not more than 24 months.  Substantially all of our OREO properties have been reappraised within the past 18 months.  Management anticipates that our foreclosed properties will remain elevated as we work through current market conditions.

The appraisal aging analysis of foreclosed properties, as well as the holding period, at September 30, 2017 is shown below:

(in thousands)
Appraisal Aging Analysis		Holding Period Analysis
Days Since Last Appraisal	Current Book Value	Holding Period	Current Book Value
Up to 3 months	$4,432	Less than one year	$4,319
3 to 6 months	16,777	1 to 2 years	8,376
6 to 9 months	4,944	2 to 3 years	2,734
9 to 12 months	3,145	3 to 4 years	1,762
12 to 18 months	2,644	4 to 5 years	529
18 to 24 months	66	5 to 7 years*	10,303
Over 24 months	40	8 to 9 years*	4,025
Total	$32,048	Total	$32,048

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

Dividends

The following schedule shows the quarterly cash dividends paid for the past six quarters:

Pay Date	Record Date	Amount Per Share
October 1, 2017	September 15, 2017	$0.33
July 1, 2017	June 15, 2017	$0.32
April 1, 2017	March 15, 2017	$0.32
January 1, 2017	December 15, 2016	$0.32
October 1, 2016	September 15, 2016	$0.32
July 1, 2016	June 15, 2016	$0.31

Liquidity and Market Risk

The objective of CTBI’s Asset/Liability management function is to maintain consistent growth in net interest income within our policy limits.  This objective is accomplished through management of our consolidated balance sheet composition, liquidity, and interest rate risk exposures arising from changing economic conditions, interest rates, and customer preferences.  The goal of liquidity management is to provide adequate funds to meet changes in loan and lease demand or deposit withdrawals.  This is accomplished by maintaining liquid assets in the form of cash and cash equivalents and investment securities, sufficient unused borrowing capacity, and growth in core deposits and wholesale funding (including the use of wholesale brokered deposits).  As of September 30, 2017, we had approximately $166.4 million in cash and cash equivalents and approximately $603.0 million in securities valued at estimated fair value designated as available-for-sale and available to meet liquidity needs on a continuing basis compared to $144.7 million and $605.4 million at December 31, 2016.  Additional asset-driven liquidity is provided by the remainder of the securities portfolio and the repayment of loans.  In addition to core deposit funding, we also have a variety of other short-term and long-term funding sources available.  As of September 30, 2017, we had wholesale brokered deposits outstanding of $82.3 million with one, two, and three-year maturities and a weighted average maturity of 1.97 years.  We also rely on Federal Home Loan Bank advances for both liquidity and management of our asset/liability position.  Federal Home Loan Bank advances were $50.9 million at September 30, 2017 compared to $0.9 million at December 31, 2016.  As of September 30, 2017, we had a $314.7 million available borrowing position with the Federal Home Loan Bank compared to $295.8 million at December 31, 2016.  We generally rely upon net inflows of cash from financing activities, supplemented by net inflows of cash from operating activities, to provide cash for our investing activities.  However, during the nine months ended September 30, 2017, our loan production has outpaced internal deposit growth by $46.6 million; therefore, management determined that it was appropriate to fund this growth with longer term brokered deposits instead of shorter term Federal Home Loan Bank advances.  As is typical of many financial institutions, significant financing activities include deposit gathering, use of short-term borrowing facilities such as repurchase agreements and federal funds purchased, use of wholesale brokered deposits, and issuance of long-term debt.  At September 30, 2017 and December 31, 2016, we had $57 million in lines of credit with various correspondent banks available to meet any future cash needs.  Our primary investing activities include purchases of securities and loan originations.  We do not rely on any one source of liquidity and manage availability in response to changing consolidated balance sheet needs.  Included in our cash and cash equivalents at September 30, 2017 were federal funds sold of $10.5 million compared to $0.5 million at December 31, 2016, and deposits with the Federal Reserve were $104.0 million compared to $93.4 million at December 31, 2016.  Additionally, we project cash flows from our investment portfolio to generate additional liquidity over the next 90 days.

The investment portfolio consists of investment grade short-term issues suitable for bank investments.  The majority of the investment portfolio is in U.S. government and government sponsored agency issuances.  At September 30, 2017, available-for-sale (“AFS”) securities comprised substantially all of the total investment portfolio, and the AFS portfolio was approximately 115% of equity capital.  Ninety-two percent of the pledge eligible portfolio was pledged.

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

Capital Resources

Shareholders’ equity was $522.9 million at September 30, 2017 and $500.6 million at December 31, 2016.  CTBI’s annualized dividend yield to shareholders as of September 30, 2017 was 2.84%.  Our primary source of capital growth is the retention of earnings.  Cash dividends were $0.97 per share and $0.94 per share for the nine months ended September 30, 2017 and 2016, respectively.  We retained 53.4% of our earnings for the first nine months of 2017 compared to 53.5% for the first nine months of 2016.

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

As of September 30, 2017, CTBI had a common equity Tier 1 capital ratio of 15.01%, a Tier 1 capital ratio of 16.90%, a total capital ratio of 18.10%, and a Tier 1 leverage ratio of 12.77%, all above the required levels to be considered “well-capitalized.”  Our capital conservation buffer at September 30, 2017 was 10.10%.

As of September 30, 2017, we are not aware of any current recommendations by banking regulatory authorities which, if they were to be implemented, would have, or are reasonably likely to have, a material adverse impact on our liquidity, capital resources, or operations.

CTB will be required to make certain customer reimbursements related to two deposit add-on products.  As previously discussed in CTBI’s most recent Form 10-K and Form 10-Q, management established a related accrual in 2014, which was not considered material.  The time period and amount of the reimbursements have not yet been determined; therefore, the actual amount may materially vary from the amount management has evaluated as most likely at September 30, 2017.

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

Other Real Estate Owned – When foreclosed properties are acquired, appraisals are obtained and the properties are booked at the current fair market value less expected sales costs.  Additionally, periodic updated appraisals are obtained on unsold foreclosed properties.  When an updated appraisal reflects a fair market value below the current book value, a charge is booked to current earnings to reduce the property to its new fair market value less expected sales costs.  Our policy for determining the frequency of periodic reviews is based upon consideration of the specific properties and the known or perceived market fluctuations in a particular market and is typically between 12 and 18 months but generally not more than 24 months.  All revenues and expenses related to the carrying of other real estate owned are recognized through the income statement.

Income Taxes – Income tax expense is based on the taxes due on the consolidated tax return plus deferred taxes based on the expected future tax benefits and consequences of temporary differences between carrying amounts and tax bases of assets and liabilities, using enacted tax rates.  Any interest and penalties incurred in connection with income taxes are recorded as a component of income tax expense in the consolidated financial statements.  During the nine months ended September 30, 2017 and 2016, CTBI has not recognized a significant amount of interest expense or penalties in connection with income taxes.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Interest rate risk management focuses on maintaining consistent growth in net interest income within Board-approved policy limits.  CTBI uses an earnings simulation model to analyze net interest income sensitivity to movements in interest rates.  Given a 200 basis point increase to the yield curve used in the simulation model, it is estimated net interest income for CTBI would increase by 2.96 percent over one year and 3.46 percent over two years.  A 25 basis point decrease in the yield curve would decrease net interest income by an estimated 0.17 percent over one year and 0.23 percent over two years.  For further discussion of CTBI’s market risk, see the Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Market Risk included in the annual report on Form 10-K for the year ended December 31, 2016.

Item 4.  Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

CTBI’s management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934.  As of the end of the period covered by this report, an evaluation was carried out by CTBI’s management, with the participation of our Chief Executive Officer and the Executive Vice President, Chief Financial Officer, and Treasurer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, management concluded that disclosure controls and procedures as of September 30, 2017 were effective in ensuring material information required to be disclosed in this quarterly report on Form 10-Q was recorded, processed, summarized, and reported on a timely basis.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in CTBI’s internal control over financial reporting that occurred during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, CTBI’s internal control over financial reporting.

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

COMMUNITY TRUST BANCORP, INC.

November 8, 2017	By:	/s/ Jean R. Hale
Jean R. Hale
Chairman, President, and Chief Executive Officer

/s/ Kevin J. Stumbo
Kevin J. Stumbo
Executive Vice President, Chief Financial Officer, and Treasurer