Form 10-K
period 2017-12-31
COMMUNITY TRUST BANCORP INC /KY/
filed 2018-02-28
CIK 350852

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
For the fiscal year ended December 31, 2017
Or
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
For the transition period from _____________ to _____________

Commission file number 0-11129
COMMUNITY TRUST BANCORP, INC.
(Exact Name of Registrant as Specified in its Charter)

Kentucky	61-0979818
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)
346 North Mayo Trail Pikeville, Kentucky (Address of Principal Executive Offices)	41501 (Zip Code)
(606) 432-1414
(Registrant’s Telephone Number)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $5.00 par value	The NASDAQ Stock Market LLC
(Title of Class)	(Name of Exchange on Which Registered)

 Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ✓	No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes	No ✓

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

Large accelerated filer ✓	Accelerated filer ☐	Non-accelerated filer ☐
(Do not check if a smaller reporting company)

Smaller reporting company ☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised ﬁnancial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	No ✓

Based upon the closing price of the Common Shares of the Registrant on the NASDAQ-Stock Market LLC – Global Select Market, the aggregate market value of voting stock held by non-affiliates of the Registrant as of June 30, 2017 was $735.9 million.  For the purpose of the foregoing calculation only, all directors and executive officers of the Registrant have been deemed affiliates.  The number of shares outstanding of the Registrant’s Common Stock as of January 31, 2018 was 17,710,852.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Form 10-K incorporates by reference certain information from Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on April 24, 2018.

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

Item 6. Selected Financial Data 2013-2017

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

Index to Exhibits

Signatures

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

At December 31, 2017, CTBI had total consolidated assets of $4.1 billion and total consolidated deposits, including repurchase agreements, of $3.5 billion.  Total shareholders’ equity at December 31, 2017 was $530.7 million.  Trust assets under management at December 31, 2017 were $2.2 billion, including CTB’s investment portfolio totaling $0.6 billion.

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

Banking legislation in Kentucky places no limits on the number of banks or bank holding companies that a bank holding company may acquire.  Interstate acquisitions are allowed where reciprocity exists between the laws of Kentucky and the home state of the bank or bank holding company to be acquired.  Bank holding companies continue to be limited to control of less than 15% of deposits held by federally insured depository institutions in Kentucky (exclusive of inter-bank and foreign deposits).  Competition for deposits may be increasing as a consequence of FDIC assessments shifting from deposits to an asset based formula, as larger banks may move away from non-deposit funding sources.

No material portion of our business is seasonal.  We are not dependent upon any one customer or a few customers, and the loss of any one or a few customers would not have a material adverse effect on us.  See note 19 to the consolidated financial statements for additional information regarding concentrations of credit.

We do not engage in any operations in foreign countries.

EMPLOYEES

As of December 31, 2017, CTBI and subsidiaries had 990 full-time equivalent employees.  Our employees are provided with a variety of employee benefits.  A retirement plan, an employee stock ownership plan, group life insurance, major medical insurance, a cafeteria plan, and management and employee incentive compensation plans are available to all eligible personnel.

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

The rules include new risk-based capital and leverage ratios, which are being phased in from 2015 to 2019, and refine the definition of what constitutes “capital” for purposes of calculating those ratios.  The new minimum capital level requirements applicable to CTBI and CTB under the final rules are: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 capital ratio of 6% (increased from 4%); (iii) a total capital ratio of 8% (unchanged from previous rules); and (iv) a Tier 1 leverage ratio of 4% for all institutions.  The final rules also establish a “capital conservation buffer” above the new regulatory minimum capital requirements, which must consist entirely of common equity Tier 1 capital.  The capital conservation buffer began to be phased in on January 1, 2016 at 0.625% of risk-weighted assets and will increase by 0.625% annually until fully implemented in January 2019.  An institution is subject to limitations on certain activities including payment of dividends, share repurchases, and discretionary bonuses to executive officers if its capital level is below the total capital plus capital conservation buffer amount.

The final rules also implement revisions and clarifications consistent with Basel III regarding the various components of Tier 1 capital, including common equity, unrealized gains and losses (which are not considered a component of Tier 1 capital), as well as certain instruments that will no longer qualify as Tier 1 capital, some of which will be phased out over time.  However, the final rules provide that small depository institution holding companies with less than $15 billion in total assets as of December 31, 2009 (which includes CTBI) will be able to permanently include non-qualifying instruments that were issued and included in Tier 1 or Tier 2 capital prior to May 19, 2010 in additional Tier 1 or Tier 2 capital until they redeem such instruments or until the instruments mature.

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

In December 2017, the Basel Committee on Banking Supervision unveiled the latest round of its regulatory framework, commonly referred to as Basel IV.  The framework makes changes to the capital framework of Basel III and is targeted for a timeframe of 2022-2027 for implementation.  The new framework appears designed to limit the flexibility of financial institutions using advanced approaches to calculate credit and other risks and also makes significant amendments to the standardized approaches to credit risk, credit valuation adjustment risk, and operational risk.  The manner and the form in which the Basel IV framework will be implemented in the U.S. are uncertain.

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

Beginning in 2008, the U.S. economy faced a severe economic crisis including a major recession from which it is recovering.  Commerce and business growth in certain regions in the U.S. remains reduced and local governments and many businesses continue to experience financial difficulty.  In some areas of the U.S., including certain parts of our service area, unemployment levels remain elevated.  There can be no assurance that these conditions will continue to improve and these conditions could worsen.  In addition, the level of U.S. debt, the Federal Open Market Committee’s monetary policy, potential volatility in oil prices, recent U.S. tax law modifications, political events, and possible healthcare reform may have a destabilizing effect on financial markets or a negative effect on the economy.

Our financial performance generally, and in particular the ability of borrowers to pay interest on and repay principal of outstanding loans and the value of collateral securing those loans, as well as demand for loans and other products and services we offer, is highly dependent upon the business environment in the markets where we operate, in the states of Kentucky, West Virginia, and Tennessee and in the United States as a whole.  While unemployment rates have improved in all of the markets in which we operate, unemployment rates in our markets remain high compared to the national average.  A favorable business environment is generally characterized by, among other factors, economic growth, efficient capital markets, low inflation, low unemployment, high business and investor confidence, and strong business earnings.  Unfavorable or uncertain economic and market conditions can be caused by declines in economic growth, business activity, or investor or business confidence; limitations on the availability or increases in the cost of credit and capital; increases in inflation or interest rates; high unemployment; natural disasters; or a combination of these or other factors.

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

Our loan portfolio is concentrated primarily in eastern, northeastern, central, and south central Kentucky, southern West Virginia, and northeastern Tennessee.  Our profits depend on providing products and services to clients in these local regions.  While unemployment rates have improved in all of the markets in which we operate, unemployment rates in our markets remain high compared to the national average.  Increases in unemployment, decreases in real estate values, or increases in interest rates could weaken the local economies in which we operate.  These economic indicators typically affect certain industries, such as real estate and financial services, more significantly.  High levels of unemployment and depressed real estate asset values in certain of the markets we serve would likely prolong the economic recovery period in our market area.  Also, our growth within certain of our markets may be adversely affected by inconsistent access to high speed internet, and the lack of population and business growth in such markets in recent years.  Weakness in our market area could depress our earnings and consequently our financial condition because:
•	Clients may not want, need, or qualify for our products and services;
•	Borrowers may not be able to repay their loans;
•	The value of the collateral securing our loans to borrowers may decline; and
•	The quality of our loan portfolio may decline.

Mortgage Assistance Risk
As government funded mortgage assistance programs lapse, consumer real estate defaults may increase.

During the economic recession, various legislation was enacted designed to assist those hit hardest through economic subsidies.  These subsidies most often came in the form of mortgage payment assistance or mortgage note restructuring.  Examples of these programs include: Consumer Financial Protection Bureau Alternatives to Foreclosure In House Modification Program, Kentucky Housing Unemployed Bridge Loan Program, Tennessee Hardest Hit Fund, Home Affordable Modification Program, Home Affordable Refinance Program, and Freddie Mac Alternatives to Foreclosure.  As these programs sunset, become more limited, or as the participants complete their eligibility in the program(s), we may experience significantly higher levels of past due mortgage loans and default rates.

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

Liquidity Risk
CTBI is subject to liquidity risk.

CTBI requires liquidity to meet its deposit and debt obligations as they come due and to fund loan demands.  CTBI’s access to funding sources in amounts adequate to finance its activities or on terms that are acceptable to it could be impaired by factors that affect it specifically or the financial services industry or economy in general.  Factors that could reduce its access to liquidity sources include a downturn in the market, difficult credit markets, or adverse regulatory actions against CTBI.  CTBI’s access to deposits may also be affected by the liquidity needs of its depositors.  In particular, a substantial majority of CTBI’s liabilities are demand, savings, interest checking, and money market deposits, which are payable on demand or upon several days’ notice, while by comparison, a substantial portion of its assets are loans, which cannot be called or sold in the same time frame.  To the extent that consumer confidence in other investment vehicles, such as the stock market, increases, customers may move funds from bank deposits and products into such other investment vehicles.  Although CTBI historically has been able to replace maturing deposits and advances as necessary, it might not be able to replace such funds in the future, especially if a large number of its depositors sought to withdraw their accounts, regardless of the reason.  As of December 31, 2017, CTBI had wholesale brokered deposits outstanding of $82.3 million (less than 3% of total deposits) with one, two, and three-year maturities and a weighted average maturity of 1.97 years.  If CTBI ceases to be categorized as “well-capitalized” under banking regulations, it would be prohibited from accepting, renewing, or rolling over brokered deposits without a regulatory waiver.  The cost of funds associated with brokered deposits is generally higher than locally generated deposits and may be a less stable funding source.  A failure to maintain adequate liquidity could have a material adverse effect on our financial condition and results of operations.

Banking Reform
Our business may be adversely affected by “banking reform” legislation.

On July 2, 2013, the Federal Reserve approved final rules that substantially amend the regulatory risk-based capital rules applicable to CTBI and CTB.  The FDIC subsequently approved these rules.  The final rules implement the “Basel III” regulatory capital reforms and changes required by the Dodd-Frank Act.

The rules include new risk-based capital and leverage ratios, which are being phased in from 2015 to 2019, and refine the definition of what constitutes “capital” for purposes of calculating those ratios.  The new minimum capital level requirements applicable to CTBI and CTB under the final rules are: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 capital ratio of 6% (increased from 4%); (iii) a total capital ratio of 8% (unchanged from previous rules); and (iv) a Tier 1 leverage ratio of 4% for all institutions.  The final rules also establish a “capital conservation buffer” above the new regulatory minimum capital requirements, which must consist entirely of common equity Tier 1 capital.  The capital conservation buffer began to be phased in on January 1, 2016 at 0.625% of risk-weighted assets and will increase by 0.625% annually until fully implemented in January 2019.  An institution is subject to limitations on certain activities including payment of dividends, share repurchases, and discretionary bonuses to executive officers if its capital level is below the total capital plus capital conservation buffer amount.

The final rules also implement revisions and clarifications consistent with Basel III regarding the various components of Tier 1 capital, including common equity, unrealized gains and losses (which are not considered a component of Tier 1 capital), as well as certain instruments that will no longer qualify as Tier 1 capital, some of which will be phased out over time.  However, the final rules provide that small depository institution holding companies with less than $15 billion in total assets as of December 31, 2009 (which includes CTBI) will be able to permanently include non-qualifying instruments that were issued and included in Tier 1 or Tier 2 capital prior to May 19, 2010 in additional Tier 1 or Tier 2 capital until they redeem such instruments or until the instruments mature.

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

In December 2017, the Basel Committee on Banking Supervision unveiled the latest round of its regulatory framework, commonly referred to as Basel IV.  The framework makes changes to the capital framework of Basel III and is targeted for a timeframe of 2022-2027 for implementation.  The new framework appears designed to limit the flexibility of financial institutions using advanced approaches to calculate credit and other risks and also makes significant amendments to the standardized approaches to credit risk, credit valuation adjustment risk, and operational risk.  The manner and the form in which the Basel IV framework will be implemented in the U.S. are uncertain.

Government Policies and Oversight
Our business may be adversely affected by legislation or changes in government policies and oversight.

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

The financial services industry is experiencing leadership changes at federal banking agencies, which may impact regulations and government policy applicable to us.  For example, in 2017 and early 2018, Congress confirmed a new Chairman of the Federal Reserve and a new Vice Chairman for Supervision at the Federal Reserve.  New appointments to the Board of Governors of the Federal Reserve could affect monetary policy and interest rates.  The President, certain members of Congress, and others in the President’s leadership group have advocated for significant reduction of financial services regulation.  Any regulatory relief is uncertain and, even if adopted, may not result in a meaningful reduction of our regulatory requirements and related costs.

In December 2017, the federal government enacted numerous amendments to the Internal Revenue Code of 1986 pursuant to an act known as the Tax Cuts and Jobs Act (the “TCJA”).  While we expect that we will recognize a benefit from the TCJA in the form of reduced future income tax expense; the impact of the TCJA on our customers and vendors is unknown and may materially affect their ability to repay obligations or deliver their services as contractually agreed.

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

We originate commercial real estate loans, construction and development loans, consumer loans, and residential mortgage loans, primarily within our market area.  Commercial real estate, commercial, and construction and development loans tend to involve larger loan balances to a single borrower or groups of related borrowers and are most susceptible to a risk of loss during a downturn in the business cycle.  These loans also have historically had a greater credit risk than other loans for the following reasons:

•
Commercial Real Estate Loans.  Repayment is dependent on income being generated in amounts sufficient to cover operating expenses and debt service.  As of December 31, 2017, commercial real estate loans, including multi-family loans, comprised approximately 38% of our total loan portfolio.

•
Other Commercial Loans.  Repayment is generally dependent upon the successful operation of the borrower’s business.  In addition, the collateral securing the loans may depreciate over time, be difficult to appraise, be illiquid, or fluctuate in value based on the success of the business.  As of December 31, 2017, other commercial loans comprised approximately 11% of our total loan portfolio.

•
Construction and Development Loans.  The risk of loss is largely dependent on our initial estimate of whether the property’s value at completion equals or exceeds the cost of property construction and the availability of take-out financing.  During the construction phase, a number of factors can result in delays or cost overruns.  If our estimate is inaccurate or if actual construction costs exceed estimates, the value of the property securing our loan may be insufficient to ensure full repayment when completed through a permanent loan, sale of the property, or by seizure of collateral.  As of December 31, 2017, construction and development loans comprised approximately 5% of our total loan portfolio.

Consumer loans may carry a higher degree of repayment risk than residential mortgage loans, particularly when the consumer loan is unsecured.  Repayment of a consumer loan typically depends on the borrower’s financial stability, and it is more likely to be affected adversely by job loss, illness, or personal bankruptcy.  In addition, federal and state bankruptcy, insolvency, and other laws may limit the amount we can recover when a consumer client defaults.  As of December 31, 2017, consumer loans comprised approximately 20% of our total loan portfolio.

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

As of December 31, 2017, approximately 69% of our loan portfolio is secured by real estate, 41% of which is commercial real estate.  High levels of commercial and consumer delinquencies or declines in real estate market values could require increased net charge-offs and increases in the allowance for loan and lease losses, which could have a material adverse effect on our business, financial condition, and results of operations and prospects.

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

As of December 31, 2017, forty-three percent (based on book value) of our foreclosed properties had been held by us for over five years.  Regulatory approval is required and has been obtained to hold these properties beyond the initial period of five years.  Additional approval may be required to continue to hold these properties in the event they are not liquidated during the extension period, which is typically one year.  While we have previously received regulatory approval to continue to hold foreclosed properties for over five years, to the extent such approval is not obtained in the future with respect to a foreclosed property, we might be forced to liquidate such property at a price less than its appraised value.  To the extent we are not able to sell a foreclosed property in 10 years, our banking regulators may expect us to write down the entire remaining balance of such property.

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

Technology and other changes are allowing consumers to complete financial transactions through alternative methods to those which historically involved banks.  For example, consumers can now hold funds that would have been held as bank deposits in mutual funds, brokerage accounts, general purpose reloadable prepaid cards, or cyber currency.  In addition, consumers can complete transactions, such as paying bills or transferring funds, directly without utilizing the services of a bank.  The process of eliminating banks as intermediaries (known as disintermediation), could result in the loss of fee income, as well as the loss of deposits and the income that might be generated from those deposits.  The related revenue reduction could adversely affect our financial condition, cash flows, and results of operations.

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

We have a long history of acquiring financial institutions and, subject to regulatory approval, we expect this acquisition activity to resume in the future.  Difficulties may arise in the integration of the business and operations of the financial institutions that agree to merge with and into CTBI and, as a result, we may not be able to achieve the cost savings and synergies that we expect will result from the merger activities.  Achieving cost savings is dependent on consolidating certain operational and functional areas, eliminating duplicative positions and terminating certain agreements for outside services.  Additional operational savings are dependent upon the integration of the banking businesses of the acquired financial institution with that of CTBI, including the conversion of the acquired entity’s core operating systems, data systems and products to those of CTBI and the standardization of business practices.  Complications or difficulties in the conversion of the core operating systems, data systems, and products of these other banks to those of CTBI may result in the loss of clients, damage to our reputation within the financial services industry, operational problems, one-time costs currently not anticipated by us, and/or reduced cost savings resulting from the merger activities.

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

Claims and litigation may arise pertaining to fiduciary responsibility.

Customers may, from time to time, make a claim and take legal action pertaining to our performance of fiduciary responsibilities.  Whether customer claims and legal action related to our performance of fiduciary responsibilities are founded or unfounded, if such claims and legal actions are not resolved in a manner favorable to us, they may result in significant financial liability, adversely affect the market perception of us and our products and services, and impact customer demand for those products and services.  Any such financial liability or reputational damage could have an adverse effect on our business, financial condition, and results of operations.

Significant legal actions could subject us to uninsured liabilities.

From time to time, we may be subject to claims related to our operations.  These claims and legal actions, including supervisory actions by our regulators, could involve significant amounts.  We maintain insurance coverage in amounts and with deductibles we believe are appropriate for our operations.  However, our insurance coverage may not cover all claims against us and related costs, and further insurance coverage may not continue to be available at a reasonable cost.  As a result, CTBI could be exposed to uninsured liabilities, which could adversely affect CTBI’s business, financial condition, or results of operations.

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

Consolidated Average Balance Sheets and Taxable Equivalent Income/Expense and Yields/Rates

	2017			2016			2015
(in thousands)	Average Balances	Interest	Average Rate	Average Balances	Interest	Average Rate	Average Balances	Interest	Average Rate
Earning assets:
Loans (1)(2)(3)	$3,048,879	$141,821	4.65%	$2,916,031	$134,455	4.61%	$2,791,871	$131,304	4.70%
Loans held for sale	709	81	11.42	728	101	13.87	1,075	95	8.84
Securities:
U.S. Treasury and agencies	449,339	7,263	1.62	445,500	6,669	1.50	446,081	7,425	1.66
Tax exempt state and political subdivisions (3)	110,393	4,632	4.20	99,086	4,182	4.22	101,382	4,162	4.11
Other securities	49,981	1,452	2.91	53,492	1,596	2.98	59,705	1,728	2.89
Federal Reserve Bank and Federal Home Loan Bank stock	22,814	1,189	5.21	22,814	1,011	4.43	22,812	1,010	4.43
Federal funds sold	3,139	41	1.31	3,121	19	0.61	3,344	13	0.39
Interest bearing deposits	103,066	1,084	1.05	108,546	538	0.50	90,106	219	0.24
Other investments	8,961	107	1.19	1,550	17	1.10	6,285	56	0.89
Investment in unconsolidated subsidiaries	1,847	52	2.82	1,846	43	2.33	1,845	35	1.90
Total earning assets	3,799,128	$157,722	4.15%	3,652,714	$148,631	4.07%	3,524,506	$146,047	4.14%
Allowance for loan and lease losses	(36,507)			(36,681)			(35,735)
	3,762,621			3,616,033			3,488,771
Nonearning assets:
Cash and due from banks	52,321			50,946			53,641
Premises and equipment, net	47,129			48,138			49,103
Other assets	206,899			205,140			198,767
Total assets	$4,068,970			$3,920,257			$3,790,282

Interest bearing liabilities:
Deposits:
Savings and demand deposits	$1,134,147	$3,863	0.34%	$1,088,291	$2,566	0.24%	$1,018,866	$2,299	0.23%
Time deposits	1,243,181	10,487	0.84	1,203,081	8,355	0.69	1,217,225	7,317	0.60
Repurchase agreements and federal funds purchased	258,419	1,832	0.71	262,361	1,155	0.44	256,091	938	0.37
Advances from Federal Home Loan Bank	38,287	427	1.12	14,410	62	0.43	15,821	49	0.31
Long-term debt	60,042	1,685	2.81	61,341	1,417	2.31	61,341	1,170	1.91
Total interest bearing liabilities	2,734,076	$18,294	0.67%	2,629,484	$13,555	0.52%	2,569,344	$11,773	0.46%

Noninterest bearing liabilities:
Demand deposits	778,304			758,555			720,508
Other liabilities	37,823			37,820			34,748
Total liabilities	3,550,203			3,425,859			3,324,600

Shareholders’ equity	518,767			494,398			465,682
Total liabilities and shareholders’ equity	$4,068,970			$3,920,257			$3,790,282

Net interest income, tax equivalent		$139,428			$135,076			$134,274
Less tax equivalent interest income		2,026			2,055			2,027
Net interest income		$137,402			$133,021			$132,247
Net interest spread			3.48%			3.55%			3.68%
Benefit of interest free funding			0.19			0.15			0.13
Net interest margin			3.67%			3.70%			3.81%

(1) Interest includes fees on loans of $1,808, $1,717, and $1,782 in 2017, 2016, and 2015, respectively.
(2) Loan balances include deferred loan origination costs and principal balances on nonaccrual loans.
(3) Tax exempt income on securities and loans is reported on a fully taxable equivalent basis using a 35% rate.

Net Interest Differential

The following table illustrates the approximate effect of volume and rate changes on net interest differentials between 2017 and 2016 and also between 2016 and 2015.

	Total Change	Change Due to		Total Change	Change Due to
(in thousands)	2017/2016	Volume	Rate	2016/2015	Volume	Rate
Interest income:
Loans	$7,366	$6,171	$1,195	$3,151	$5,760	$(2,609)
Loans held for sale	(20)	(3)	(17)	6	(24)	30
U.S. Treasury and agencies	594	58	536	(756)	(10)	(746)
Tax exempt state and political subdivisions	450	475	(25)	20	(93)	113
Other securities	(144)	(107)	(37)	(132)	(176)	44
Federal Reserve Bank and Federal Home Loan Bank stock	178	0	178	1	0	1
Federal funds sold	22	0	22	6	(1)	7
Interest bearing deposits	546	(26)	572	319	52	267
Other investments	90	88	2	(39)	(35)	(4)
Investment in unconsolidated subsidiaries	9	0	9	8	0	8
Total interest income	9,091	6,656	2,435	2,584	5,473	(2,889)

Interest expense:
Savings and demand deposits	1,297	112	1,185	267	161	106
Time deposits	2,132	287	1,845	1,038	(84)	1,122
Repurchase agreements and federal funds purchased	677	(17)	694	217	23	194
Advances from Federal Home Loan Bank	365	186	179	13	(4)	17
Long-term debt	268	(29)	297	247	0	247
Total interest expense	4,739	539	4,200	1,782	96	1,686

Net interest income	$4,352	$6,117	$(1,765)	$802	$5,377	$(4,575)

For purposes of the above table, changes which are due to both rate and volume are allocated based on a percentage basis, using the absolute values of rate and volume variance as a basis for percentages.  Income is stated at a fully taxable equivalent basis, using a 35% tax rate.

Investment Portfolio

The maturity distribution and weighted average interest rates of securities at December 31, 2017 are as follows:

Available-for-sale

	Estimated Maturity at December 31, 2017
	Within 1 Year		1-5 Years		5-10 Years		After 10 Years		Total Fair Value		Amortized Cost
(in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount
U.S. Treasury, government agencies, and government sponsored agency mortgage-backed securities	$2,957	2.56%	$145,138	1.57%	$60,042	1.96%	$207,744	2.37%	$415,881	2.03%	$420,533
State and political subdivisions	4,129	2.99	53,440	3.76	35,780	4.17	51,666	4.49	145,015	4.10	144,159
Other securities	0	0.00	0	0.00	0	0.00	24,865	2.17	24,865	2.17	25,507
Total	$7,086	2.81%	$198,578	2.16%	$95,822	2.77%	$284,275	2.73%	$585,761	2.55%	$590,199

Held-to-maturity

	Estimated Maturity at December 31, 2017
	Within 1 Year		1-5 Years		5-10 Years		After 10 Years		Total Amortized Cost		Fair Value
(in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount
U.S. Treasury, government agencies, and government sponsored agency mortgage-backed securities	$0	0.00%	$0	0.00%	$0	0.00%	$0	0.00%	$0	0.00%	$0
State and political subdivisions	0	0.00	659	4.37	0	0.00	0	0.00	659	4.37	660
Total	$0	0.00%	$659	4.37%	$0	0.00%	$0	0.00%	$659	4.37%	$660

Total Securities

	Estimated Maturity at December 31, 2017
	Within 1 Year		1-5 Years		5-10 Years		After 10 Years		Total Book Value		Fair Value
(in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount
Total	$7,086	2.81%	$199,237	2.16%	$95,822	2.78%	$284,275	2.73%	$586,420	2.55%	$586,421

The calculations of the weighted average interest rates for each maturity category are based upon yield weighted by the respective costs of the securities.  The weighted average rates on state and political subdivisions are computed on a taxable equivalent basis using a 35% tax rate.

Excluding those holdings of the investment portfolio in U.S. Treasury securities, government agencies, and government sponsored agency mortgage-backed securities, there were no securities of any one issuer that exceeded 10% of our shareholders’ equity at December 31, 2017.

The book values of securities available-for-sale and securities held-to-maturity as of December 31, 2017 and 2016 are presented in note 3 to the consolidated financial statements.

The book value of securities at December 31, 2015 is presented below:

(in thousands)	Available-for-Sale	Held-to-Maturity
U.S. Treasury and government agencies	$240,434	$480
State and political subdivisions	125,665	1,181
U.S. government sponsored agency mortgage-backed securities	202,282	0
Total debt securities	568,381	1,661
CRA investment funds	25,000	0
Total securities	$593,381	$1,661

Loan Portfolio

(in thousands)	2017	2016	2015	2014	2013
Commercial:
Construction	$76,479	$66,998	$78,020	$121,942	$110,779
Secured by real estate	1,188,680	1,085,428	1,052,919	948,626	872,542
Equipment lease financing	3,042	5,512	8,514	10,344	8,840
Commercial other	351,034	350,159	358,898	352,048	374,881
Total commercial	1,619,235	1,508,097	1,498,351	1,432,960	1,367,042

Residential:
Real estate construction	67,358	57,966	61,750	62,412	56,075
Real estate mortgage	709,570	702,969	707,874	712,465	697,601
Home equity	99,356	91,511	89,450	88,335	84,880
Total residential	876,284	852,446	859,074	863,212	838,556

Consumer:
Consumer direct	137,754	133,093	126,406	122,136	122,215
Consumer indirect	489,667	444,735	390,130	315,516	287,541
Total consumer	627,421	577,828	516,536	437,652	409,756

Total loans	$3,122,940	$2,938,371	$2,873,961	$2,733,824	$2,615,354

Percent of total year-end loans
Commercial:
Construction	2.45%	2.28%	2.71%	4.46%	4.24%
Secured by real estate	38.06	36.94	36.64	34.70	33.36
Equipment lease financing	0.10	0.18	0.30	0.38	0.34
Commercial other	11.24	11.92	12.49	12.88	14.33
Total commercial	51.85	51.32	52.14	52.42	52.27

Residential:
Real estate construction	2.16	1.97	2.15	2.28	2.15
Real estate mortgage	22.72	23.93	24.63	26.06	26.67
Home equity	3.18	3.11	3.11	3.23	3.25
Total residential	28.06	29.01	29.89	31.57	32.07

Consumer:
Consumer direct	4.41	4.53	4.40	4.47	4.67
Consumer indirect	15.68	15.14	13.57	11.54	10.99
Total consumer	20.09	19.67	17.97	16.01	15.66

Total loans	100.00%	100.00%	100.00%	100.00%	100.00%

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

	Maturity at December 31, 2017
(in thousands)	Within One Year	After One but Within Five Years	After Five Years	Total
Commercial secured by real estate and commercial other	$222,480	$217,299	$1,099,935	$1,539,714
Commercial and real estate construction	92,632	22,686	28,519	143,837
	$315,112	$239,985	$1,128,454	$1,683,551

Rate sensitivity:
Fixed rate	$93,709	$70,274	$21,501	$185,484
Adjustable rate	221,403	169,711	1,106,953	1,498,067
	$315,112	$239,985	$1,128,454	$1,683,551

Nonperforming Assets

(in thousands)	2017	2016	2015	2014	2013
Nonaccrual loans	$18,119	$16,623	$16,563	$20,971	$19,958
90 days or more past due and still accruing interest	10,176	10,847	12,046	17,985	23,599
Total nonperforming loans	28,295	27,470	28,609	38,956	43,557

Other repossessed assets	155	103	183	90	0
Foreclosed properties	31,996	35,856	40,674	36,776	39,188
Total nonperforming assets	$60,446	$63,429	$69,466	$75,822	$82,745

Nonperforming assets to total loans and foreclosed properties	1.92%	2.13%	2.38%	2.74%	3.12%
Allowance to nonperforming loans	127.76%	130.81%	126.16%	88.43%	78.08%

Nonaccrual and Past Due Loans

(in thousands)	Nonaccrual loans	As a % of Loan Balances by Category	Accruing Loans Past Due 90 Days or More	As a % of Loan Balances by Category	Balances
December 31, 2017
Commercial construction	$1,207	1.58%	$31	0.04%	$76,479
Commercial secured by real estate	7,028	0.59	2,665	0.22	1,188,680
Equipment lease financing	0	0.00	0	0.00	3,042
Commercial other	934	0.27	87	0.02	351,034
Real estate construction	318	0.47	223	0.33	67,358
Real estate mortgage	8,243	1.16	6,293	0.89	709,570
Home equity	389	0.39	167	0.17	99,356
Consumer direct	0	0.00	62	0.05	137,754
Consumer indirect	0	0.00	648	0.13	489,667
Total	$18,119	0.58%	$10,176	0.33%	$3,122,940

December 31, 2016
Commercial construction	$1,912	2.85%	$28	0.04%	$66,998
Commercial secured by real estate	6,326	0.58	3,015	0.28	1,085,428
Equipment lease financing	0	0.00	0	0.00	5,512
Commercial other	1,559	0.45	141	0.04	350,159
Real estate construction	11	0.02	152	0.26	57,966
Real estate mortgage	6,260	0.89	6,295	0.90	702,969
Home equity	555	0.61	467	0.51	91,511
Consumer direct	0	0.00	68	0.05	133,093
Consumer indirect	0	0.00	681	0.15	444,735
Total	$16,623	0.57%	$10,847	0.37%	$2,938,371

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

Foreign Outstandings

None

Loan Concentrations

We had no concentration of loans exceeding 10% of total loans at December 31, 2017.  See note 19 to the consolidated financial statements for further information.

Analysis of the Allowance for Loan and Lease Losses

(in thousands)	2017	2016	2015	2014	2013
Allowance for loan and lease losses, beginning of year	$35,933	$36,094	$34,447	$34,008	$33,245
Loans charged off:
Commercial construction	(10)	(316)	(3)	(15)	(1,135)
Commercial secured by real estate	(2,038)	(1,641)	(1,379)	(2,163)	(1,607)
Commercial other	(1,893)	(2,136)	(1,961)	(3,141)	(2,265)
Real estate construction	0	(192)	(135)	(123)	(89)
Real estate mortgage	(615)	(1,043)	(1,421)	(1,058)	(744)
Home equity	(178)	(54)	(129)	(115)	(241)
Consumer direct	(965)	(1,236)	(1,306)	(1,326)	(1,166)
Consumer indirect	(5,386)	(5,050)	(3,536)	(3,495)	(3,802)
Total charge-offs	(11,085)	(11,668)	(9,870)	(11,436)	(11,049)

Recoveries of loans previously charged off:
Commercial construction	49	36	13	28	309
Commercial secured by real estate	75	178	60	305	163
Commercial other	532	439	585	621	557
Real estate construction	0	7	4	2	4
Real estate mortgage	87	101	117	40	56
Home equity	4	9	54	5	11
Consumer direct	525	615	435	566	495
Consumer indirect	2,510	2,250	1,599	1,553	1,649
Total recoveries	3,782	3,635	2,867	3,120	3,244

Net charge-offs:
Commercial construction	39	(280)	10	13	(826)
Commercial secured by real estate	(1,963)	(1,463)	(1,319)	(1,858)	(1,444)
Commercial other	(1,361)	(1,697)	(1,376)	(2,520)	(1,708)
Real estate construction	0	(185)	(131)	(121)	(85)
Real estate mortgage	(528)	(942)	(1,304)	(1,018)	(688)
Home equity	(174)	(45)	(75)	(110)	(230)
Consumer direct	(440)	(621)	(871)	(760)	(671)
Consumer indirect	(2,876)	(2,800)	(1,937)	(1,942)	(2,153)
Total net charge-offs	(7,303)	(8,033)	(7,003)	(8,316)	(7,805)

Provisions charged against operations	7,521	7,872	8,650	8,755	8,568

Balance, end of year	$36,151	$35,933	$36,094	$34,447	$34,008

Allocation of allowance, end of year:
Commercial construction	$686	$884	$2,199	$2,896	$3,396
Commercial secured by real estate	14,509	14,191	14,434	13,618	14,535
Equipment lease financing	18	42	79	119	121
Commercial other	5,039	4,656	4,225	4,263	5,238
Real estate construction	660	629	550	534	397
Real estate mortgage	5,688	6,027	6,678	6,094	4,939
Home equity	857	774	839	756	601
Consumer direct	1,863	1,885	1,594	1,574	1,127
Consumer indirect	6,831	6,845	5,496	4,593	3,654
Balance, end of year	$36,151	$35,933	$36,094	$34,447	$34,008

Average loans outstanding, net of deferred loan costs and fees	$3,048,879	$2,916,031	$2,791,871	$2,642,231	$2,579,805
Loans outstanding at end of year, net of deferred loan costs and fees	$3,122,940	$2,938,371	$2,873,961	$2,733,824	$2,615,354

Net charge-offs to average loan type:
Commercial construction	(0.05)%	0.40%	(0.01)%	(0.01)%	0.77%
Commercial secured by real estate	0.17	0.14	0.13	0.21	0.17
Commercial other	0.39	0.47	0.39	0.70	0.46
Real estate construction	0.00	0.32	0.21	0.20	0.16
Real estate mortgage	0.07	0.13	0.18	0.15	0.10
Home equity	0.18	0.05	0.08	0.13	0.28
Consumer direct	0.33	0.48	0.71	0.63	0.55
Consumer indirect	0.61	0.67	0.55	0.67	0.75
Total	0.24%	0.28%	0.25%	0.31%	0.30%

Other ratios:
Allowance to net loans, end of year	1.16%	1.22%	1.26%	1.26%	1.30%
Provision for loan losses to average loans	0.25%	0.27%	0.31%	0.33%	0.33%

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

Average Deposits and Other Borrowed Funds

(in thousands)	2017	2016	2015
Deposits:
Noninterest bearing deposits	$778,304	$758,555	$720,508
NOW accounts	49,975	49,037	36,227
Money market accounts	668,609	640,297	613,804
Savings accounts	415,563	398,957	368,835
Certificates of deposit of $100,000 or more	628,165	578,669	571,660
Certificates of deposit < $100,000 and other time deposits	615,016	624,412	645,565
Total deposits	3,155,632	3,049,927	2,956,599

Other borrowed funds:
Repurchase agreements and federal funds purchased	258,419	262,361	256,091
Advances from Federal Home Loan Bank	38,287	14,410	15,821
Long-term debt	60,042	61,341	61,341
Total other borrowed funds	356,748	338,112	333,253
Total deposits and other borrowed funds	$3,512,380	$3,388,039	$3,289,852

The maximum balance for federal funds purchased and repurchase agreements at any month-end during 2017 occurred at March 31, 2017, with a month-end balance of $268.9 million.  The maximum balance for federal funds purchased and repurchase agreements at any month-end during 2016 occurred at October 31, 2016, with a month-end balance of $269.3 million.  The maximum balance for federal funds purchased and repurchase agreements at any month-end during 2015 occurred at September 30, 2015, with a month-end balance of $265.4 million.

Maturities and/or repricing of time deposits of $100,000 or more outstanding at December 31, 2017 are summarized as follows:

(in thousands)	Certificates of Deposit	Other Time Deposits	Total
Three months or less	$106,380	$8,735	$115,115
Over three through six months	87,203	8,105	95,308
Over six through twelve months	332,503	13,456	345,959
Over twelve through sixty months	176,132	26,511	202,643
Over sixty months	0	0	0
	$702,218	$56,807	$759,025

Item 2.  Properties

Our main office, which is owned by Community Trust Bank, Inc., is located at 346 North Mayo Trail, Pikeville, Kentucky 41501.  Following is a schedule of properties owned and leased by CTBI and its subsidiaries as of December 31, 2017:

Location	Owned	Leased	Total
Banking locations:
Community Trust Bank, Inc.
* Pikeville Market (lease land at 3 owned locations)	9	1	10
10 locations in Pike County, Kentucky
Floyd/Knott/Johnson Market (lease land at 1 owned location)	3	1	4
2 locations in Floyd County, Kentucky, 1 location in Knott County, Kentucky, and 1 location in Johnson County, Kentucky
Tug Valley Market (lease land at 1 owned location)	2	0	2
1 location in Pike County, Kentucky, 1 location in Mingo County, West Virginia
Whitesburg Market (lease land at 1 owned location)	4	1	5
5 locations in Letcher County, Kentucky
Hazard Market (lease land at 2 owned locations)	3	0	3
3 locations in Perry County, Kentucky
* Lexington Market (lease land at 3 owned locations)	4	2	6
6 locations in Fayette County, Kentucky
Winchester Market	2	0	2
2 locations in Clark County, Kentucky
Richmond Market (lease land at 1 owned location)	3	0	3
3 locations in Madison County, Kentucky
Mt. Sterling Market	2	0	2
2 locations in Montgomery County, Kentucky
* Versailles Market (lease land at 1 owned location)	2	3	5
2 locations in Woodford County, Kentucky, 2 locations in Franklin County, Kentucky, and 1 location in Scott County, Kentucky
Danville Market (lease land at 1 owned location)	3	0	3
2 locations in Boyle County, Kentucky and 1 location in Mercer County, Kentucky
* Ashland Market (lease land at 1 owned location)	5	0	5
4 locations in Boyd County, Kentucky and 1 location in Greenup County, Kentucky
Flemingsburg Market	3	0	3
3 locations in Fleming County, Kentucky
Advantage Valley Market	3	1	4
2 locations in Lincoln County, West Virginia, 1 location in Wayne County, West Virginia, and 1 location in Cabell County, West Virginia
Summersville Market	1	0	1
1 location in Nicholas County, West Virginia
Middlesboro Market (lease land at 1 owned location)	3	0	3
3 locations in Bell County, Kentucky
Williamsburg Market	5	0	5
2 locations in Whitley County, Kentucky and 3 locations in Laurel County, Kentucky
Campbellsville Market (lease land at 2 owned locations)	8	0	8

2 locations in Taylor County, Kentucky, 2 locations in Pulaski County, Kentucky, 1 location in Adair County, Kentucky, 1 location in Green County, Kentucky, 1 location in Russell County, Kentucky, and 1 location in Marion County, Kentucky

Mt. Vernon Market	2	0	2
2 locations in Rockcastle County, Kentucky
* LaFollette Market	3	1	4
3 locations in Campbell County, Tennessee and 1 location in Anderson County, Tennessee
Total banking locations	70	10	80
Operational locations:
Community Trust Bank, Inc.
Pikeville (Pike County, Kentucky) (lease land at 1 owned location)	1	0	1
Total operational locations	1	0	1

Total locations	71	10	81
*Community Trust and Investment Company has leased offices in the main office locations in these markets.

See notes 8 and 16 to the consolidated financial statements included herein for the year ended December 31, 2017, for additional information relating to lease commitments and amounts invested in premises and equipment.

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

PART II

Item 5.  Market for the Registrant’s Common Equity, Related Shareholder Matters, and Issuer Purchases of Equity Securities

Our common stock is listed on The NASDAQ-Stock Market LLC – Global Select Market under the symbol CTBI.  As of January 31, 2018, there were approximately 7,400 holders of record of our outstanding common shares.

Dividends

The annual dividend paid to our stockholders was increased from $1.26 per share to $1.30 per share during 2017.  We have adopted a conservative policy of cash dividends by generally maintaining an average annual cash dividend ratio of approximately 45%, with periodic stock dividends.  The current year cash dividend ratio was 44.5%.  Dividends are typically paid on a quarterly basis.  Future dividends are subject to the discretion of CTBI’s Board of Directors, cash needs, general business conditions, dividends from our subsidiaries, and applicable governmental regulations and policies.  For information concerning restrictions on dividends from the subsidiary bank to CTBI, see note 21 to the consolidated financial statements included herein for the year ended December 31, 2017.

Stock Repurchases

CTBI did not acquire any shares of common stock through the stock repurchase program during the years 2017 and 2016. There are 67,371 shares remaining under CTBI’s current repurchase authorization. For further information, see the Stock Repurchase Program section of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Securities Authorized for Issuance Under Equity Compensation Plans

For information concerning securities authorized for issuance under CTBI’s equity compensation plans, see Part III, Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

Common Stock Performance

The following graph shows the cumulative total return experienced by CTBI’s shareholders during the last five years compared to the NASDAQ Stock Market (U.S.) and the NASDAQ Bank Stock Index.  The graph assumes the investment of $100 on December 31, 2012 in CTBI’s common stock and in each index and the reinvestment of all dividends paid during the five-year period.  The quarterly high and low sales prices for CTBI’s common stock for 2012 through 2017 are shown in Item 6 below.

Comparison of 5 Year Cumulative Total Return
among Community Trust Bancorp, Inc., NASDAQ Stock Market (U.S.),
and NASDAQ Bank Stocks

Fiscal Year Ending December 31 ($)
	2012	2013	2014	2015	2016	2017
Community Trust Bancorp, Inc.	100.00	141.62	130.38	128.85	187.45	182.92
NASDAQ Stock Market (U.S.)	100.00	133.48	150.12	150.84	170.46	206.91
NASDAQ Bank Stocks	100.00	136.62	152.77	156.15	197.60	233.94

Item 6.  Selected Financial Data 2013-2017

 (in thousands except ratios, per share amounts and # of employees)

Year Ended December 31	2017		2016		2015		2014		2013
Interest income	$155,696		$146,576		$144,020		$143,867		$148,127
Interest expense	18,294		13,555		11,773		11,797		13,440
Net interest income	137,402		133,021		132,247		132,070		134,687
Provision for loan losses	7,521		7,872		8,650		8,755		8,568
Noninterest income	48,508		48,441		46,809		45,081		49,304
Noninterest expense	109,878		107,126		105,443		105,999		110,251
Income before income taxes	68,511		66,464		64,963		62,397		65,172
Income taxes	17,018		19,118		18,531		19,146		20,000
Net income	$51,493		$47,346		$46,432		$43,251		$45,172

Per common share:
Basic earnings per share	$2.92		$2.70		$2.66		$2.50		$2.63
Diluted earnings per share	$2.92		$2.70		$2.66		$2.49		$2.62
Cash dividends declared-	$1.300		$1.260		$1.220		$1.181		$1.154
as a % of net income	44.52%		46.67%		45.86%		47.24%		43.79%
Book value, end of year	$30.00		$28.40		$27.12		$25.64		$23.70
Market price, end of year	$47.10		$49.60		$34.96		$36.61		$41.05
Market to book value, end of year	1.57	x	1.75	x	1.29	x	1.43	x	1.73	x
Price/earnings ratio, end of year	16.13	x	18.37	x	13.14	x	14.64	x	15.57	x
Cash dividend yield, for the year	2.76%		2.54%		3.49%		3.23%		2.81%

At year-end:
Total assets	$4,136,231		$3,932,169		$3,903,934		$3,723,765		$3,581,716
Long-term debt	59,341		61,341		61,341		61,341		61,341
Shareholders’ equity	530,699		500,615		475,583		447,877		412,492

Averages:
Assets	$4,068,970		$3,920,257		$3,790,282		$3,679,531		$3,651,541
Deposits, including repurchase agreements	3,406,627		3,306,550		3,201,545		3,130,338		3,127,709
Earning assets	3,799,128		3,652,714		3,524,506		3,422,450		3,384,211
Loans	3,048,879		2,916,031		2,791,871		2,642,231		2,579,805
Shareholders’ equity	518,767		494,398		465,682		435,290		408,782

Profitability ratios:
Return on average assets	1.27%		1.21%		1.23%		1.18%		1.24%
Return on average equity	9.93		9.58		9.97		9.94		11.05

Capital ratios:
Equity to assets, end of year	12.83%		12.73%		12.18%		12.03%		11.52%
Average equity to average assets	12.75		12.61		12.29		11.83		11.19

Risk based capital ratios:
Tier 1 leverage	12.89%		12.75%		12.40%		12.04%		11.51%
Common equity Tier 1 capital	15.33		15.18		14.58		--		--
Tier 1 capital	17.22		17.25		16.70		16.51		16.15
Total capital	18.41		18.50		17.95		17.76		17.40

Other significant ratios:
Allowance to net loans, end of year	1.16%		1.22%		1.26%		1.26%		1.30%
Allowance to nonperforming loans, end of year	127.76		130.81		126.16		88.43		78.08
Nonperforming assets to loans and foreclosed properties, end of year	1.92		2.13		2.38		2.74		3.12
Net interest margin, tax equivalent	3.67		3.70		3.81		3.92		4.03
Efficiency ratio*	58.66		58.54		58.20		59.12		59.33

Other statistics:
Average common shares outstanding	17,631		17,548		17,431		17,326		17,158
Number of full-time equivalent employees, end of year	990		996		984		1,012		1,022

* Efficiency ratio is calculated by dividing noninterest expense by net interest income (tax equivalent) plus noninterest income minus securities gains (losses).

Quarterly Financial Data
(Unaudited)

(in thousands except ratios and per share amounts)

Three Months Ended	December 31	September 30	June 30	March 31
2017
Net interest income	$35,102	$34,970	$34,240	$33,090
Net interest income, taxable equivalent basis	35,615	35,475	34,739	33,599
Provision for loan losses	2,862	666	2,764	1,229
Noninterest income	12,416	12,202	12,311	11,579
Noninterest expense	27,736	26,932	27,566	27,644
Net income	14,912	13,763	11,541	11,277

Per common share:
Basic earnings per share	$0.84	$0.78	$0.65	$0.64
Diluted earnings per share	0.84	0.78	0.65	0.64
Dividends declared	0.33	0.33	0.32	0.32

Common stock price:
High	$51.90	$47.00	$46.90	$50.40
Low	45.00	40.33	41.07	43.25
Last trade	47.10	46.50	43.75	45.75

Selected ratios:
Return on average assets, annualized	1.43%	1.33%	1.14%	1.15%
Return on average common equity, annualized	11.18	10.45	8.97	9.02
Net interest margin, annualized	3.65	3.67	3.68	3.68

Three Months Ended	December 31	September 30	June 30	March 31
2016
Net interest income	$33,411	$33,227	$33,059	$33,324
Net interest income, taxable equivalent basis	33,930	33,726	33,565	33,855
Provision for loan losses	2,043	2,191	1,873	1,765
Noninterest income	12,515	13,186	11,769	10,971
Noninterest expense	27,005	26,687	27,192	26,242
Net income	11,866	12,312	11,566	11,602

Per common share:
Basic earnings per share	$0.67	$0.70	$0.66	$0.66
Diluted earnings per share	0.67	0.70	0.66	0.66
Dividends declared	0.32	0.32	0.31	0.31

Common stock price:
High	$51.35	$37.49	$36.95	$36.00
Low	35.85	33.71	32.98	30.89
Last trade	49.60	37.11	34.66	35.32

Selected ratios:
Return on average assets, annualized	1.19%	1.25%	1.19%	1.20%
Return on average common equity, annualized	9.41	9.81	9.46	9.63
Net interest margin, annualized	3.66	3.66	3.71	3.76

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

❖ Capital Resources

❖ Impact of Inflation, Changing Prices, and Economic Conditions

❖ Stock Repurchase Program

❖ Critical Accounting Policies and Estimates

Our Business

Community Trust Bancorp, Inc. (“CTBI”) is a bank holding company headquartered in Pikeville, Kentucky.  Currently, we own one commercial bank, Community Trust Bank, Inc. (“CTB”) and one trust company, Community Trust and Investment Company.  Through our subsidiaries, we have eighty banking locations in eastern, northeastern, central, and south central Kentucky, southern West Virginia, and northeastern Tennessee, four trust offices across Kentucky, and one trust office in northeastern Tennessee.  At December 31, 2017, we had total consolidated assets of $4.1 billion and total consolidated deposits, including repurchase agreements, of $3.5 billion.  Total shareholders’ equity at December 31, 2017 was $530.7 million.  Trust assets under management, which are excluded from CTBI’s total consolidated assets, at December 31, 2017, were $2.2 billion.  Trust assets under management include CTB’s investment portfolio totaling $0.6 billion.

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

Financial Goals and Performance

The following table shows the primary measurements used by management to assess annual performance.  The goals in the table below should not be viewed as a forecast of our performance for 2018.  Rather, the goals represent a range of target performance for 2018.  There is no assurance that any or all of these goals will be achieved.  See “Cautionary Statement Regarding Forward Looking Statements.”

	2017 Goals	2017 Performance	2018 Goals
Basic earnings per share	$2.76 - $2.86	$2.92	$3.32 - $3.40
Net income*	$49.0 - $50.2 million	$51.5 million	$58.8 - $60.2 million
ROAA	1.19% - 1.25%	1.27%	1.41% - 1.44%
ROAE	9.10% - 10.10%	9.93%	10.72% - 10.97%
Revenues	$187.8 - $193.8 million	$185.9 million	$188.9 - $194.6 million
Noninterest revenue as of % of total revenue	25.00% - 25.80%	25.84%	25.00% - 27.00%
Assets	$3.90 - $4.40 billion	$4.14 billion	$4.15 - $4.32 billion
Loans	$3.00 - $3.20 billion	$3.12 billion	$3.15 - $3.35 billion
Deposits, including repurchase agreements	$3.30 - $3.50 billion	$3.51 billion	$3.47 - $3.61 billion
Shareholders’ equity	$510.0 - $550.0 million	$530.7 million	$552.6 - $575.2 million

* Approximately $8 million of the increased net income goal is related to projected tax savings associated with the decrease in our 2018 federal income tax expense resulting from the Tax Cuts and Jobs Act of 2017.

Results of Operations and Financial Condition

We reported record earnings of $51.5 million, or $2.92 per basic share, for the year ended December 31, 2017 compared to $47.3 million, or $2.70 per basic share, for the year ended December 31, 2016 and $46.4 million, or $2.66 per basic share, for the year ended December 31, 2015.

The December 22, 2017 enactment of the Tax Cuts and Jobs Act of 2017 resulted in an immediate recognition of a tax benefit of $2.8 million as CTBI is in a net deferred tax liability position.  The impact to earnings per share was $0.16 per share for the year ended December 31, 2017.  As a result of the positive impact on income tax expense during the period, CTBI announced a one-time bonus for all non-executive employees of $1,000 per full-time employee and $500 per part-time employee.  The $0.7 million after-tax impact to earnings per share resulting from this accrual was $0.04 per share for the year ended December 31, 2017.  The net impact to earnings per share from these two events, therefore, was an increase of $0.12 per share.

2017 Highlights

❖	Net interest income for the year ended December 31, 2017 increased $4.4 million, or 3.3%, from December 31, 2016.

❖	Provision for loan losses for the year ended December 31, 2017 decreased $0.4 million, or 4.5%, from December 31, 2016.

❖	Our loan portfolio increased $184.6 million, or 6.3%, from December 31, 2016.

❖	Net loan charge-offs for the year ended December 31, 2017 were $7.3 million, or 0.24% of average loans annualized, compared to $8.0 million, or 0.28%, experienced for the year 2016.

❖	Nonperforming loans at $28.3 million increased $0.8 million, or 3.0%, from December 31, 2016. Nonperforming assets at $60.4 million decreased $3.0 million, or 4.7%, from December 31, 2016.

❖	Deposits, including repurchase agreements, increased $175.3 million, or 5.3%, from December 31, 2016.

❖	Noninterest income for the year ended December 31, 2017 of $48.5 million was a $0.1 million, or 0.1%, increase from the year ended December 31, 2016.

❖
Noninterest expense for the year ended December 31, 2017 increased $2.8 million, or 2.6%, compared to the year ended December 31, 2016, as a result of a $1.8 million increase in personnel expense and a $1.6 million increase in net other real estate owned expense, partially offset by a $0.6 million decrease in FDIC insurance.  The increase year over year in personnel expense included a $1.1 million increase in salaries, a $0.5 million increase in bonuses and incentives, and a $0.4 million increase in the cost of group medical and life insurance.

Income Statement Review

(dollars in thousands)				Change 2017 vs. 2016
Year Ended December 31	2017	2016	2015	Amount	Percent
Net interest income	$137,402	$133,021	$132,247	$4,381	3.3%
Provision for loan losses	7,521	7,872	8,650	(351)	(4.5)
Noninterest income	48,508	48,441	46,809	67	0.1
Noninterest expense	109,878	107,126	105,443	2,752	2.6
Income taxes	17,018	19,118	18,531	(2,100)	(11.0)
Net income	$51,493	$47,346	$46,432	$4,147	8.8%

Average earning assets	$3,799,128	$3,652,714	$3,524,506	$146,414	4.0%

Yield on average earnings assets, tax equivalent*	4.15%	4.07%	4.14%	0.08%	2.0%
Cost of interest bearing funds	0.67%	0.52%	0.46%	0.15%	28.8%

Net interest margin, tax equivalent*	3.67%	3.70%	3.81%	(0.03)%	(0.8)%

*Yield on average earning assets and net interest margin are computed on a taxable equivalent basis using a 35% tax rate.

Net Interest Income

Net interest income for the year ended December 31, 2017 of $137.4 million increased $4.4 million, or 3.3%, from prior year.  Average earning assets increased $146.4 million over prior year.  Our yield on average earning assets increased 8 basis points from prior year, while our cost of interest bearing funds increased 15 basis points.  Average loans to deposits, including repurchase agreements, for the year ended December 31, 2017 were 89.5% compared to 88.2% for the year ended December 31, 2016.

Net interest income for the year ended December 31, 2016 of $133.0 million increased $0.8 million, or 0.6%, from prior year.  Average earning assets increased $128.2 million over prior year.  Our yield on average earning assets decreased 7 basis points from 2015, while our cost of interest bearing funds increased 6 basis points.  Average loans to deposits, including repurchase agreements, for the year ended December 31, 2016 were 88.2% compared to 87.2% for the year ended December 31, 2015.

Provision for Loan Losses

The provision for loan losses added to the allowance for 2017 of $7.5 million was a $0.4 million decrease from prior year.  This provision represented a charge against current earnings in order to maintain the allowance at an appropriate level determined using the accounting estimates described in the Critical Accounting Policies and Estimates section.

The provision for loan losses added to the allowance for 2016 of $7.9 million was a $0.8 million decrease from 2015.

Noninterest Income

Noninterest income for the year ended December 31, 2017 of $48.5 million was a $0.1 million, or 0.1% increase, from the year ended December 31, 2016.

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

Noninterest Expense

Noninterest expense for the year ended December 31, 2017 increased $2.8 million, or 2.6%, compared to the year ended December 31, 2016, as a result of a $1.8 million increase in personnel expense and a $1.6 million increase in net other real estate owned expense, partially offset by a $0.6 million decrease in FDIC insurance.  The increase year over year in personnel expense included a $1.1 million increase in salaries, a $0.5 million increase in bonuses and incentives, and a $0.4 million increase in the cost of group medical and life insurance.

Noninterest expense for the year ended December 31, 2016 of $107.1 million increased $1.7 million, or 1.6%, from prior year.  The increase in noninterest expense was primarily due to an increase in personnel expense, partially offset by decreased FDIC insurance expense.  The increase in our personnel expense was a result of changes in our group medical insurance expense caused by differences in our claims paid experience as a self-insured employer.

Balance Sheet Review

CTBI’s total assets at $4.1 billion increased $204.1 million, or 5.2%, from December 31, 2016.  Loans outstanding at December 31, 2017 were $3.1 billion, increasing $184.6 million, or 6.3%, year over year.  We experienced growth during the year of $111.2 million in the commercial loan portfolio, $44.9 million in the indirect loan portfolio, $4.7 million in the consumer direct loan portfolio, and $23.8 million in the residential loan portfolio.  CTBI’s investment portfolio decreased $19.8 million, or 3.3%, from December 31, 2016.  Deposits in other banks increased $41.0 million from December 31, 2016.  Deposits, including repurchase agreements, at $3.5 billion increased $175.3 million, or 5.3%, from December 31, 2016.  Wholesale brokered deposits acquired in the third quarter 2017 accounted for $82.3 million of the year over year deposit growth.

Shareholders’ equity at December 31, 2017 was $530.7 million, a 6.0% increase from the $500.6 million at December 31, 2016.  CTBI’s annualized dividend yield to shareholders as of December 31, 2017 was 2.80%.

Loans

(in thousands)	December 31, 2017
Loan Category	Balance	Variance from Prior Year	Net Charge-Offs	Nonperforming	ALLL
Commercial:
Construction	$76,479	14.2%	$39	$1,238	$686
Secured by real estate	1,188,680	9.5	(1,963)	9,693	14,509
Equipment lease financing	3,042	(44.8)	0	0	18
Other commercial	351,034	0.2	(1,361)	1,021	5,039
Total commercial	1,619,235	7.4	(3,285)	11,952	20,252

Residential:
Real estate construction	67,358	16.2	0	541	660
Real estate mortgage	709,570	0.9	(528)	14,536	5,688
Home equity	99,356	8.6	(174)	556	857
Total residential	876,284	2.8	(702)	15,633	7,205

Consumer:
Consumer direct	137,754	3.5	(440)	62	1,863
Consumer indirect	489,667	10.1	(2,876)	648	6,831
Total consumer	627,421	8.6	(3,316)	710	8,694

Total loans	$3,122,940	6.3%	$(7,303)	$28,295	$36,151

Asset Quality

CTBI’s total nonperforming loans, not including troubled debt restructurings, were $28.3 million, or 0.91% of total loans, at December 31, 2017 compared to $27.5 million, or 0.93% of total loans, at December 31, 2016.  Accruing loans 90+ days past due decreased $0.7 million from December 31, 2016.  Nonaccrual loans increased $1.5 million from December 31, 2016.  Accruing loans 30-89 days past due at $19.4 million was an increase of $3.0 million from December 31, 2016.  Our loan portfolio management processes focus on the immediate identification, management, and resolution of problem loans to maximize recovery and minimize loss.  Our loan portfolio risk management processes include weekly delinquent loan review meetings at the market levels and monthly delinquent loan review meetings involving senior corporate management to review all nonaccrual loans and loans 30 days or more past due.  Any activity regarding a criticized/classified loan (i.e. problem loan) must be approved by CTB’s Watch List Asset Committee (i.e. Problem Loan Committee).  CTB’s Watch List Asset Committee also meets on a quarterly basis and reviews every criticized/classified loan of $100,000 or greater.  We also have a Loan Review Department that reviews every market within CTB annually and performs extensive testing of the loan portfolio to assure the accuracy of loan grades and classifications for delinquency, troubled debt restructuring, impaired status, impairment, nonaccrual status, and adequate loan loss reserves.  The Loan Review Department has annually reviewed on average 95% of the outstanding commercial loan portfolio for the past three years.  The average annual review percentage of the consumer and residential loan portfolio for the past three years was 85% based on the loan production during the number of months included in the review scope.  The review scope is generally four to six months of production.

Impaired loans, loans not expected to meet contractual principal and interest payments, at December 31, 2017 totaled $47.4 million compared to $52.2 million at December 31, 2016.  Included in certain loan categories of impaired loans are troubled debt restructurings that were classified as impaired.  At December 31, 2017, CTBI had $31.5 million in commercial loans secured by real estate, $4.6 million in commercial real estate construction loans, $9.4 million in commercial other loans, $0.3 million in consumer real estate construction, and $1.6 million in real estate mortgage loans that were modified in troubled debt restructurings and/or impaired.  Management evaluates all impaired loans for impairment and records a direct charge-off or provides specific reserves when necessary.

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

Our level of foreclosed properties at $32.0 million at December 31, 2017 was a decrease of $3.9 million from the $35.9 million at December 31, 2016.  Sales of foreclosed properties for the year ended December 31, 2017 totaled $6.1 million while new foreclosed properties totaled $5.4 million.  At December 31, 2017, the book value of properties under contracts to sell was $2.2 million; however, the closings had not occurred at year-end.

When foreclosed properties are acquired, appraisals are obtained and the properties are booked at the current market value less expected sales costs.  Additionally, periodic updated appraisals are obtained on unsold foreclosed properties.  When an updated appraisal reflects a market value below the current book value, a charge is booked to current earnings to reduce the property to its new market value less expected sales costs.  Charges to earnings in 2017 to reflect the decrease in current market values of foreclosed properties totaled $3.0 million.  There were 69 properties reappraised during 2017.  Of these, 33 were written down by a total of $1.7 million.  Charges during the year ended December 31, 2016 were $1.2 million.  Our policy for determining the frequency of periodic reviews is based upon consideration of the specific properties and the known or perceived market fluctuations in a particular market and is typically between 12 and 18 months but generally not more than 24 months.  Approximately ninety-nine percent of our OREO properties have appraisals dated within the past 18 months.  Management anticipates that our foreclosed properties will remain elevated as we work through current market conditions.

The appraisal aging analysis of foreclosed properties, as well as the holding period, at December 31, 2017 is shown below:

(in thousands)
Appraisal Aging Analysis		Holding Period Analysis
Days Since Last Appraisal	Current Book Value	Holding Period	Current Book Value
Up to 3 months	$1,978	Less than one year	$4,672
3 to 6 months	4,115	1 year	2,615
6 to 9 months	16,687	2 years	8,156
9 to 12 months	4,581	3 years	2,143
12 to 18 months	4,298	4 years	546
18 to 24 months	297	5 years	1,200
Over 24 months	40	6 years*	8,816
Total	$31,996	7 years*	90
		8 years*	3,735
		9 years*	23
		Total	$31,996

* Regulatory approval is required and has been obtained to hold these properties beyond the initial period of 5 years.  Additional approval may be required to continue to hold these properties should they not be liquidated during the extension period, which is typically one year.  To the extent we are not able to sell a foreclosed property in 10 years, our banking regulators may require us to write down the entire remaining balance of such property.

Net loan charge-offs for the year were $7.3 million, or 0.24% of average loans annualized, a decrease from prior year’s $8.0 million, or 0.28% of average loans annualized.  Of the total net charge-offs, $3.3 million were in commercial loans, $2.9 million were in indirect auto loans, $0.7 million were in residential real estate mortgage loans, and $0.4 million were in direct consumer loans.

Our loan loss reserve as a percentage of total loans outstanding at December 31, 2017 decreased to 1.16% from the 1.22% at December 31, 2016.  The decline as a percentage of loans is primarily attributable to reductions in allocations for specific reserves for problem loans and reductions in allocations to soft factors including allocations for current economic conditions, allocations for specific industry concentrations, and allocations for interest rate risks associated with our borrowers’ ability to repay in a rapidly rising rate environment.  Our reserve coverage (allowance for loan and lease loss reserve to nonperforming loans) was 127.8% at December 31, 2017 compared to 130.8% at December 31, 2016.

Contractual Obligations and Commitments

As disclosed in the notes to the consolidated financial statements, we have certain obligations and commitments to make future payments under contracts.  At December 31, 2017, the aggregate contractual obligations and commitments are:

Contractual Obligations:	Payments Due by Period
(in thousands)	Total	1 Year	2-5 Years	After 5 Years
Deposits without stated maturity	$1,950,720	$1,950,720	$0	$0
Certificates of deposit and other time deposits	1,313,143	1,011,975	301,055	113
Repurchase agreements and federal funds purchased	251,126	251,126	0	0
Advances from Federal Home Loan Bank	845	411	81	353
Interest on advances from Federal Home Loan Bank*	10	9	1	0
Long-term debt	59,341	0	0	59,341
Interest on long-term debt*	46,753	2,123	9,510	35,120
Annual rental commitments under leases	12,039	2,050	6,206	3,783
Total contractual obligations	$3,633,977	$3,218,414	$316,853	$98,710

*The amounts provided as interest on advances from Federal Home Loan Bank and interest on long-term debt assume the liabilities will not be prepaid and interest is calculated to their individual maturities.

The interest on $59.3 million in long-term debt is calculated based on the three-month LIBOR plus 1.59% until its maturity of June 1, 2037.  The three-month LIBOR rate is projected using the most likely rate forecast from assumptions incorporated in the interest rate risk model and is determined two business days prior to the interest payment date.  These assumptions are uncertain, and as a result, the actual payments will differ from the projection due to changes in economic conditions.

Other Commitments:	Amount of Commitment - Expiration by Period
(in thousands)	Total	1 Year	2-5 Years	After 5 Years
Standby letters of credit	$29,308	$29,252	$56	$0
Commitments to extend credit	516,731	454,801	51,386	10,544
Total other commitments	$546,039	$484,053	$51,442	$10,544

Commitments to extend credit and standby letters of credit do not necessarily represent future cash requirements in that these commitments often expire without being drawn upon.  Refer to note 18 to the consolidated financial statements for additional information regarding other commitments.

Liquidity and Market Risk

The objective of CTBI’s Asset/Liability management function is to maintain consistent growth in net interest income within our policy limits. This objective is accomplished through management of our consolidated balance sheet composition, liquidity, and interest rate risk exposures arising from changing economic conditions, interest rates, and customer preferences. The goal of liquidity management is to provide adequate funds to meet changes in loan and lease demand or deposit withdrawals. This is accomplished by maintaining liquid assets in the form of cash and cash equivalents and investment securities, sufficient unused borrowing capacity, and growth in core deposits and wholesale funding (including the use of wholesale brokered deposits). As of December 31, 2017, we had approximately $175.3 million in cash and cash equivalents and approximately $585.8 million in securities valued at estimated fair value designated as available-for-sale and available to meet liquidity needs on a continuing basis compared to $144.7 million and $605.4 million at December 31, 2016.  Additional asset-driven liquidity is provided by the remainder of the securities portfolio and the repayment of loans.  In addition to core deposit funding, we also have a variety of other short-term and long-term funding sources available.  As of December 31, 2017, we had wholesale brokered deposits outstanding of $82.3 million with one, two, and three-year maturities and a weighted average maturity of 1.97 years.  We also rely on Federal Home Loan Bank advances for both liquidity and management of our asset/liability position.  Federal Home Loan Bank advances were $0.8 million at December 31, 2017 compared to $0.9 million at December 31, 2016.  As of December 31, 2017, we had a $295.5 million available borrowing position with the Federal Home Loan Bank compared to $295.8 million at December 31, 2016.  We generally rely upon net inflows of cash from financing activities, supplemented by net inflows of cash from operating activities, to provide cash for our investing activities.  However, since our loan production had outpaced internal deposit growth, management determined that it was appropriate to fund this growth with longer term brokered deposits instead of shorter term Federal Home Loan Bank advances.  As is typical of many financial institutions, significant financing activities include deposit gathering, use of short-term borrowing facilities such as repurchase agreements and federal funds purchased, use of wholesale brokered deposits, and issuance of long-term debt.  At December 31, 2017 and December 31, 2016, we had $57 million in lines of credit with various correspondent banks available to meet any future cash needs.  Our primary investing activities include purchases of securities and loan originations.  We do not rely on any one source of liquidity and manage availability in response to changing consolidated balance sheet needs.  Included in our cash and cash equivalents at December 31, 2017 were deposits with the Federal Reserve of $124.3 million compared to $93.4 million at December 31, 2016.  At December 31, 2016, cash and cash equivalents included federal funds sold of $0.5 million.  Additionally, we project cash flows from our investment portfolio to generate additional liquidity over the next 90 days.

The investment portfolio consists of investment grade short-term issues suitable for bank investments.  The majority of the investment portfolio is in U.S. government and government sponsored agency issuances.  At the end of 2017, available-for-sale (“AFS”) securities comprised substantially all of the total investment portfolio, and the AFS portfolio was approximately 110% of equity capital.  Ninety-five percent of the pledge eligible portfolio was pledged.

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

The following table shows our estimated earnings sensitivity profile as of December 31, 2017:

Change in Interest Rates (basis points)	Percentage Change in Net Interest Income (12 Months)
+400	7.49%
+300	5.70%
+200	3.86%
+100	1.92%
-25	(0.29)%

The following table shows our estimated earnings sensitivity profile as of December 31, 2016:

Change in Interest Rates (basis points)	Percentage Change in Net Interest Income (12 Months)
+400	7.05%
+300	5.10%
+200	3.15%
+100	1.30%
-25	(0.21)%

The simulation model used the yield curve spread evenly over a twelve-month period.  The measurement at December 31, 2017 estimates that our net interest income in an up-rate environment would increase by 7.49% at a 400 basis point change, 5.70% increase at a 300 basis point change, 3.86% increase at a 200 basis point change, and a 1.92% increase at a 100 basis point change.  In a down-rate environment, a 25 basis point decrease in interest rates would decrease net interest income by 0.29% over one year.  In order to reduce the exposure to interest rate fluctuations and to manage liquidity, we have developed sale procedures for several types of interest-sensitive assets.  Primarily all long-term, fixed rate single family residential mortgage loans underwritten according to Federal Home Loan Mortgage Corporation guidelines are sold for cash upon origination or originated under terms where they could be sold.  Periodically, additional assets such as commercial loans are also sold.  In 2017 and 2016, $59.4 million and $81.4 million, respectively, were realized on the sale of fixed rate residential mortgages.  We focus our efforts on consistent net interest revenue and net interest margin growth through each of the retail and wholesale business lines.  We do not currently engage in trading activities.

The preceding analysis was prepared using a rate ramp analysis which attempts to spread changes evenly over a specified time period as opposed to a rate shock which measures the impact of an immediate change.  Had these measurements been prepared using the rate shock method, the results would vary.

Our static repricing GAP as of December 31, 2017 is presented below.  In the 12 month cumulative repricing GAP, rate sensitive liabilities (“RSL”) exceeded rate sensitive assets (“RSA”) by $244.2 million.

(dollars in thousands)	1-3 Months		4-6 Months		7-9 Months		10-12 Months		2-3 Years		4-5 Years		> 5 Years

Assets	$1,440,944		$221,323		$196,391		$191,618		$1,009,052		$457,752		$619,151

Liabilities and Equity	777,277		393,323		490,866		633,049		1,180,168		99,474		562,074

Periodic repricing GAP	663,667		(172,000)		(294,474)		(441,431)		(171,116)		358,278		57,076

Cumulative GAP	663,667		491,667		197,193		(244,238)		(415,354)		(57,076)		0

RSA/RSL	1.85	x	0.56	x	0.40	x	0.30	x	0.86	x	4.60	x	1.10	x

Cumulative GAP to total assets	16.05%		11.89%		4.77%		(5.90)%		(10.04)%		(1.38)%		0.00%

Capital Resources

We continue to grow our shareholders’ equity while also providing an annual dividend yield for the year 2017 of 2.76% to shareholders.  Shareholders’ equity increased 6.0% from December 31, 2016 to $530.7 million at December 31, 2017.  Our primary source of capital growth is the retention of earnings.  Cash dividends were $1.30 per share for 2017 and $1.26 per share for 2016.  We retained 55.5% of our earnings in 2017 compared to 53.3% in 2016.

Regulatory guidelines require bank holding companies, commercial banks, and savings banks to maintain certain minimum capital ratios and define companies as “well-capitalized” that sufficiently exceed the minimum ratios.  The banking regulators may alter minimum capital requirements as a result of revising their internal policies and their ratings of individual institutions.  To be “well-capitalized” banks and bank holding companies must maintain a Tier 1 leverage ratio of no less than 5%, a common equity Tier 1 capital ratio of no less than 6.5%, a Tier 1 risk based ratio of no less than 8%, and a total risk based ratio of no less than 10%.  Our ratios as of December 31, 2017 were 12.89%, 15.33%, 17.22%, and 18.41%, respectively, all exceeding the threshold for meeting the definition of “well-capitalized.”  Our capital conservation buffer at December 31, 2017 was 10.41%.  See note 21 to the consolidated financial statements for further information.

As of December 31, 2017, we are not aware of any current recommendations by banking regulatory authorities which, if they were to be implemented, would have, or are reasonably likely to have, a material adverse impact on our liquidity, capital resources, or operations.  However, CTB will be required to make certain customer reimbursements related to two deposit add-on products.  As previously discussed in CTBI’s prior year Form 10-K and most recent Form 10-Q, management established a related accrual in 2014, which was not considered material.  The time period and amount of the reimbursements have not yet been determined; therefore, the actual amount may materially vary from the amount management has evaluated as most likely at December 31, 2017.

Basel III

On July 2, 2013, the Federal Reserve approved final rules that substantially amend the regulatory risk-based capital rules applicable to CTBI and CTB.  The FDIC subsequently approved these rules.  The final rules implement the “Basel III” regulatory capital reforms and changes required by the Dodd-Frank Act.

The rules include new risk-based capital and leverage ratios, which are being phased in from 2015 to 2019, and refine the definition of what constitutes “capital” for purposes of calculating those ratios.  The new minimum capital level requirements applicable to CTBI and CTB under the final rules are: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 capital ratio of 6% (increased from 4%); (iii) a total capital ratio of 8% (unchanged from previous rules); and (iv) a Tier 1 leverage ratio of 4% for all institutions.  The final rules also establish a “capital conservation buffer” above the new regulatory minimum capital requirements, which must consist entirely of common equity Tier 1 capital.  The capital conservation buffer began to be phased in on January 1, 2016 at 0.625% of risk-weighted assets and will increase by 0.625% annually until fully implemented in January 2019.  An institution is subject to limitations on certain activities including payment of dividends, share repurchases, and discretionary bonuses to executive officers if its capital level is below the total capital plus capital conservation buffer amount.

The final rules also implement revisions and clarifications consistent with Basel III regarding the various components of Tier 1 capital, including common equity, unrealized gains and losses (which are not considered a component of Tier 1 capital), as well as certain instruments that will no longer qualify as Tier 1 capital, some of which will be phased out over time.  However, the final rules provide that small depository institution holding companies with less than $15 billion in total assets as of December 31, 2009 (which includes CTBI) will be able to permanently include non-qualifying instruments that were issued and included in Tier 1 or Tier 2 capital prior to May 19, 2010 in additional Tier 1 or Tier 2 capital until they redeem such instruments or until the instruments mature.

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

In December 2017, the Basel Committee on Banking Supervision unveiled the latest round of its regulatory framework, commonly referred to as Basel IV.  The framework makes changes to the capital framework of Basel III and is targeted for a timeframe of 2022-2027 for implementation.  The new framework appears designed to limit the flexibility of financial institutions using advanced approaches to calculate credit and other risks and also makes significant amendments to the standardized approaches to credit risk, credit valuation adjustment risk, and operational risk.  The manner and the form in which the Basel IV framework will be implemented in the U.S. are uncertain.

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

Beginning in 2008, the U.S. economy faced a severe economic crisis including a major recession from which it is recovering.  Commerce and business growth in certain regions in the U.S. remains reduced and local governments and many businesses continue to experience financial difficulty.  In some areas of the U.S., including certain parts of our service area, unemployment levels remain elevated.  There can be no assurance that these conditions will continue to improve and these conditions could worsen.  In addition, the level of U.S. debt, the Federal Open Market Committee’s monetary policy, potential volatility in oil prices, recent U.S. tax law modifications, political events, and possible healthcare reform may have a destabilizing effect on financial markets or a negative effect on the economy.

Our financial performance generally, and in particular the ability of borrowers to pay interest on and repay principal of outstanding loans and the value of collateral securing those loans, as well as demand for loans and other products and services we offer, is highly dependent upon the business environment in the markets where we operate, in the states of Kentucky, West Virginia, and Tennessee and in the United States as a whole.  While unemployment rates have improved in all of the markets in which we operate, unemployment rates in our markets remain high compared to the national average.  A favorable business environment is generally characterized by, among other factors, economic growth, efficient capital markets, low inflation, low unemployment, high business and investor confidence, and strong business earnings.  Unfavorable or uncertain economic and market conditions can be caused by declines in economic growth, business activity, or investor or business confidence; limitations on the availability or increases in the cost of credit and capital; increases in inflation or interest rates; high unemployment; natural disasters; or a combination of these or other factors.

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

Stock Repurchase Program

CTBI’s stock repurchase program began in December 1998 with the authorization to acquire up to 500,000 shares and was increased by an additional 1,000,000 shares in July 2000 and in May 2003.  We have not repurchased any shares of our common stock since February 2008.  There are currently 67,371 shares remaining under CTBI’s current repurchase authorization.  As of December 31, 2017, a total of 2,432,629 shares have been repurchased through this program.  The following table shows Board authorizations and repurchases made through the stock repurchase program for the years 1998 through 2017:

	Board Authorizations	Repurchases*		Shares Available for Repurchase
		Average Price ($)	# of Shares
1998	500,000	-	0
1999	0	14.45	144,669
2000	1,000,000	10.25	763,470
2001	0	13.35	489,440
2002	0	17.71	396,316
2003	1,000,000	19.62	259,235
2004	0	23.14	60,500
2005	0	-	0
2006	0	-	0
2007	0	28.56	216,150
2008	0	25.53	102,850
2009-2017	0	-	0
Total	2,500,000	15.93	2,432,629	67,371

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

Income Taxes – Income tax expense is based on the taxes due on the consolidated tax return plus deferred taxes based on the expected future tax benefits and consequences of temporary differences between carrying amounts and tax bases of assets and liabilities, using enacted tax rates.  Any interest and penalties incurred in connection with income taxes are recorded as a component of income tax expense in the consolidated financial statements.  During the years ended December 31, 2017, 2016, and 2015, CTBI has not recognized a significant amount of interest expense or penalties in connection with income taxes.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

CTBI currently does not engage in any hedging activity or any derivative activity which management considers material.  Analysis of CTBI’s interest rate sensitivity can be found in the Interest Rate Risk section of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 8. Financial Statements and Supplementary Data

Community Trust Bancorp, Inc.
Consolidated Balance Sheets

(dollars in thousands) December 31	2017	2016
Assets:
Cash and due from banks	$47,528	$48,603
Interest bearing deposits	127,746	95,586
Federal funds sold	0	527
Cash and cash equivalents	175,274	144,716

Certificates of deposit in other banks	9,800	980
Securities available-for-sale at fair value (amortized cost of $590,199 and $608,939, respectively)	585,761	605,394
Securities held-to-maturity at amortized cost (fair value of $660 and $867, respectively)	659	866
Loans held for sale	1,033	1,244

Loans	3,122,940	2,938,371
Allowance for loan and lease losses	(36,151)	(35,933)
Net loans	3,086,789	2,902,438

Premises and equipment, net	46,318	47,940
Federal Home Loan Bank stock	17,927	17,927
Federal Reserve Bank stock	4,887	4,887
Goodwill	65,490	65,490
Core deposit intangible (net of accumulated amortization of $8,616 and $8,483, respectively)	0	133
Bank owned life insurance	65,354	63,881
Mortgage servicing rights	3,484	3,433
Other real estate owned	31,996	35,856
Other assets	41,459	36,984
Total assets	$4,136,231	$3,932,169

Liabilities and shareholders’ equity:
Deposits:
Noninterest bearing	$790,930	$767,918
Interest bearing	2,472,933	2,313,390
Total deposits	3,263,863	3,081,308

Repurchase agreements	243,814	251,065
Federal funds purchased	7,312	4,816
Advances from Federal Home Loan Bank	845	944
Long-term debt	59,341	61,341
Deferred taxes	4,434	7,836
Other liabilities	25,923	24,244
Total liabilities	3,605,532	3,431,554
Commitments and contingencies (notes 18 and 20)
Shareholders’ equity:
Preferred stock, 300,000 shares authorized and unissued	-	-
Common stock, $5 par value, shares authorized 25,000,000; shares outstanding 2017 – 17,692,912; 2016 – 17,628,695	88,465	88,144
Capital surplus	221,472	219,697
Retained earnings	224,268	195,078
Accumulated other comprehensive loss, net of tax	(3,506)	(2,304)
Total shareholders’ equity	530,699	500,615

Total liabilities and shareholders’ equity	$4,136,231	$3,932,169

See notes to consolidated financial statements.

Consolidated Statements of Income and Comprehensive Income

(in thousands except per share data) Year Ended December 31	2017	2016	2015
Interest income:
Interest and fees on loans, including loans held for sale	$141,497	$133,965	$130,829
Interest and dividends on securities:
Taxable	8,715	8,265	9,153
Tax exempt	3,011	2,718	2,705
Interest and dividends on Federal Reserve Bank and Federal Home Loan Bank stock	1,189	1,011	1,010
Other, including interest on federal funds sold	1,284	617	323
Total interest income	155,696	146,576	144,020

Interest expense:
Interest on deposits	14,350	10,921	9,616
Interest on repurchase agreements	1,832	1,155	938
Interest on advances from Federal Home Loan Bank	427	62	49
Interest on long-term debt	1,685	1,417	1,170
Total interest expense	18,294	13,555	11,773

Net interest income	137,402	133,021	132,247
Provision for loan losses	7,521	7,872	8,650
Net interest income after provision for loan losses	129,881	125,149	123,597

Noninterest income:
Service charges on deposit accounts	25,121	24,966	24,282
Gains on sales of loans, net	1,320	1,831	1,978
Trust and wealth management income	10,453	9,585	9,286
Loan related fees	3,678	4,107	3,821
Bank owned life insurance	2,172	2,199	2,158
Brokerage revenue	1,324	1,314	1,426
Securities gains (losses)	73	522	(106)
Other noninterest income	4,367	3,917	3,964
Total noninterest income	48,508	48,441	46,809

Noninterest expense:
Officer salaries and employee benefits	11,823	12,198	11,652
Other salaries and employee benefits	47,006	44,877	42,911
Occupancy, net	8,072	7,999	7,826
Equipment	3,049	2,950	3,049
Data processing	7,100	6,497	6,743
Bank franchise tax	5,478	5,671	5,174
Legal fees	1,668	1,906	2,236
Professional fees	1,991	1,890	1,884
Advertising and marketing	2,721	2,614	2,428
FDIC insurance	1,239	1,789	2,382
Other real estate owned provision and expense	4,500	2,879	3,533
Repossession expense	911	1,156	1,265
Amortization of limited partnership investments	2,419	2,623	2,580
Other noninterest expense	11,901	12,077	11,780
Total noninterest expense	109,878	107,126	105,443

Income before income taxes	68,511	66,464	64,963
Income taxes	17,018	19,118	18,531
Net income	$51,493	$47,346	$46,432

Other comprehensive loss:
Unrealized holding losses on securities available-for-sale:
Unrealized holding losses arising during the period	(820)	(4,578)	(342)
Less: Reclassification adjustments for realized gains (losses) included in net income	73	522	(106)
Tax benefit	(312)	(1,785)	(83)
Unrealized holding loss on securities available-for-sale, net of tax	(581)	(3,315)	(153)
Implementation of ASU 2018-02	(621)	0	0
Other comprehensive loss, net of tax	(1,202)	(3,315)	(153)
Comprehensive income	$50,291	$44,031	$46,279

Basic earnings per share	$2.92	$2.70	$2.66
Diluted earnings per share	$2.92	$2.70	$2.66

Weighted average shares outstanding-basic	17,631	17,548	17,431
Weighted average shares outstanding-diluted	17,653	17,566	17,483

Dividends declared per share	$1.30	$1.26	$1.22
See notes to consolidated financial statements.

Consolidated Statements of Changes in Shareholders’ Equity

(in thousands except per share and share amounts)	Common Shares	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Total
Balance, January 1, 2015	17,466,375	$87,332	$214,684	$144,697	$1,164	$447,877
Net income				46,432		46,432
Other comprehensive loss, net of tax of $(83)					(153)	(153)
Cash dividends declared ($1.22 per share)				(21,274)		(21,274)
Issuance of common stock	112,837	564	1,518			2,082
Repurchase of common stock	(5,724)	(29)	(160)			(189)
Vesting of restricted stock	(46,482)	(232)	232			0
Issuance of restricted stock	10,582	53	(53)			0
Forfeiture of restricted stock	(674)	(3)	3			0
Stock-based compensation and related excess tax benefits			808			808
Balance, December 31, 2015	17,536,914	87,685	217,032	169,855	1,011	475,583
Net income				47,346		47,346
Other comprehensive loss, net of tax of $(1,785)					(3,315)	(3,315)
Cash dividends declared ($1.26 per share)				(22,123)		(22,123)
Issuance of common stock	138,605	693	2,292			2,985
Repurchase of common stock	(11,574)	(57)	(325)			(382)
Vesting of restricted stock	(52,963)	(265)	265			0
Issuance of restricted stock	18,069	90	(90)			0
Forfeiture of restricted stock	(356)	(2)	2			0
Stock-based compensation and related excess tax benefits			521			521
Balance, December 31, 2016	17,628,695	88,144	219,697	195,078	(2,304)	500,615
Net income				51,493		51,493
Unrealized holding loss on securities available-for-sale, net of tax of $(312)					(581)	(581)
Cash dividends declared ($1.30 per share)				(22,924)		(22,924)
Issuance of common stock	55,191	276	1,237			1,513
Vesting of restricted stock	(11,965)	(60)	60			0
Issuance of restricted stock	23,668	118	(118)			0
Forfeiture of restricted stock	(2,677)	(13)	13			0
Stock-based compensation			583			583
Implementation of ASU 2018-02				621	(621)	0
Balance, December 31, 2017	17,692,912	$88,465	$221,472	$224,268	$(3,506)	$530,699
See notes to consolidated financial statements.

Consolidated Statements of Cash Flows

(in thousands) Year Ended December 31	2017	2016	2015
Cash flows from operating activities:
Net income	$51,493	$47,346	$46,432
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,007	3,904	3,932
Deferred taxes	(3,090)	701	115
Stock-based compensation	636	458	783
Excess tax benefits of stock-based compensation	0	100	104
Provision for loan losses	7,521	7,872	8,650
Write-downs of other real estate owned and other repossessed assets	3,034	1,214	1,656
Gains on sale of loans held for sale	(1,320)	(1,831)	(1,978)
Securities (gains) losses	(73)	(522)	106
Gain on debt repurchase	(560)	0	0
Gains (losses) on sale of assets, net	40	46	(321)
Proceeds from sale of mortgage loans held for sale	59,400	81,441	80,571
Funding of mortgage loans held for sale	(57,869)	(79,682)	(77,501)
Amortization of securities premiums and discounts, net	3,437	2,452	3,098
Change in cash surrender value of bank owned life insurance	(1,473)	(1,546)	(1,638)
Mortgage servicing rights:
Fair value adjustments	361	324	289
New servicing assets created	(412)	(521)	(557)
Changes in:
Other assets	(4,412)	(3,205)	(6,274)
Other liabilities	1,631	2,874	(2,488)
Net cash provided by operating activities	62,351	61,425	54,979

Cash flows from investing activities:
Certificates of deposit in other banks:
Purchase of certificates of deposit	(11,760)	0	0
Maturity of certificates of deposit	2,940	2,852	4,365
Securities available-for-sale (AFS):
Purchase of AFS securities	(231,680)	(176,236)	(81,456)
Proceeds from sales of AFS securities	87,472	54,446	44,198
Proceeds from prepayments, calls, and maturities of AFS securities	159,584	104,302	79,068
Securities held-to-maturity (HTM):
Proceeds from prepayments and maturities of HTM securities	207	795	1
Change in loans, net	(194,548)	(74,379)	(161,702)
Purchase of premises and equipment	(2,400)	(3,498)	(2,246)
Proceeds from sale and retirement of premises and equipment	25	10	239
Additional investment in Federal Reserve Bank stock	0	0	(18)
Proceeds from sale of other real estate owned and repossessed assets	3,574	5,601	9,287
Additional investment in other real estate owned and repossessed assets	0	0	(85)
Net cash used in investing activities	(186,586)	(86,107)	(108,349)

Cash flows from financing activities:
Change in deposits, net	182,555	100,526	106,525
Change in repurchase agreements and federal funds purchased, net	(4,755)	1,060	8,594
Advances from Federal Home Loan Bank	350,000	50,000	170,000
Payments on advances from Federal Home Loan Bank	(350,099)	(150,112)	(130,114)
Repurchase of long-term debt	(1,440)	0	0
Issuance of common stock	1,513	2,985	2,082
Repurchase of common stock	0	(382)	(189)
Excess tax benefits of stock-based compensation	0	(100)	(104)
Dividends paid	(22,981)	(22,190)	(21,330)
Net cash provided by (used in) financing activities	154,793	(18,213)	135,464
Net increase (decrease) in cash and cash equivalents	30,558	(42,895)	82,094
Cash and cash equivalents at beginning of year	144,716	187,611	105,517
Cash and cash equivalents at end of year	$175,274	$144,716	$187,611

Supplemental disclosures:
Income taxes paid	$21,400	$19,244	$20,527
Interest paid	17,266	13,426	11,609
Non-cash activities:
Loans to facilitate the sale of other real estate owned and repossessed assets	2,679	3,964	4,343
Common stock dividends accrued, paid in subsequent quarter	205	209	239
Real estate acquired in settlement of loans	5,235	5,900	18,557
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

The balance of goodwill, at $65.5 million, has not changed since January 1, 2015.  The activity to core deposit intangible for the years ended December 31, 2017, 2016, and 2015 is shown below.

(in thousands)	2017	2016	2015
Beginning balance, January 1	$133	$291	$477
Amortization	(133)	(158)	(186)
Ending balance, December 31	$0	$133	$291
Our core deposit intangible has been fully amortized as of December 31, 2017.

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

Income Taxes – Income tax expense is based on the taxes due on the consolidated tax return plus deferred taxes based on the expected future tax benefits and consequences of temporary differences between carrying amounts and tax bases of assets and liabilities, using enacted tax rates.  Any interest and penalties incurred in connection with income taxes are recorded as a component of income tax expense in the consolidated financial statements.  During the years ended December 31, 2017, 2016, and 2015, CTBI has not recognized a significant amount of interest expense or penalties in connection with income taxes.

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

New Accounting Standards –

➢ Financial Instruments – Overall – In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments – Overall (Subtopic 825-10).   The amendments in this Update require all equity investments to be measured at fair value with changes in the fair value recognized through net income (other than those accounted for under equity method of accounting or those that result in consolidation of the investee).  The amendments in this Update also require an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments.  In addition, the amendments in this Update eliminate the requirement to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet for public business entities.  Public business entities will be required to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes.  This Update is the final version of Proposed ASU 2013-220—Financial Instruments—Overall (Subtopic 825-10) and Proposed ASU 2013-221—Financial Instruments—Overall (Subtopic 825-10).  For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.  The amendments should be applied by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the year of adoption.  The amendments related to equity securities without readily determinable fair values (including disclosure requirements) should be applied prospectively to equity investments that exist as of the date of adoption.  At December 31, 2017, we had $25 million in equity securities with a net unrealized loss of $0.6 million.  Accordingly, an adjustment has been made as a cumulative effect adjustment to our consolidated balance sheet effective January 2018.

➢ Leases – In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842).   ASU 2016-02 establishes a right of use model that requires a lessee to record a right of use asset and a lease liability for all leases with terms longer than 12 months.  Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement.  For lessors, the guidance modifies the classification criteria and the accounting for sales-type and direct financing leases.  A lease will be treated as a sale if it transfers all of the risks and rewards, as well as control of the underlying asset, to the lessee.  If risks and rewards are conveyed without the transfer of control, the lease is treated as a financing. If the lessor does not convey risks and rewards or control, an operating lease results.  The amendments are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years for public business entities.  Entities are required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements, with certain practical expedients available.  Early adoption is permitted.  CTBI has an implementation team working through the provisions of ASU 2016-02 including reviewing all leases to assess the impact on its accounting and disclosures.  CTBI does not anticipate a significant increase in leasing activity between now and the date of adoption.  We have calculated the minimum and maximum net present value of all potential lease payments to be between $10.1 million and $20.3 million.  The next step in the analysis will be to determine the renewal periods reasonably expected to be exercised.

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

➢ Revenue from Contracts with Customers – In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers.  The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  The guidance also specifies the accounting for some costs to obtain or fulfill a contract with a customer, as well as enhanced disclosure requirements.  In August 2015, the FASB issued ASU 2015-14 which deferred the effective date of ASU 2014-09 to fiscal years, and interim reporting periods within those fiscal years, beginning after December 15, 2017.  In March 2016, the FASB issued ASU 2016-08 which clarified the revenue recognition implementation guidance on principal versus agent considerations and is effective during the same period as ASU 2014-09.  In April 2016, the FASB issued ASU 2016-10 which clarified the revenue recognition guidance regarding the identification of performance obligations and the licensing implementation and is effective during the same period as ASU 2014-09.  In May 2016, the FASB issued ASU 2016-12 which narrowly amended the revenue recognition guidance regarding collectability, noncash consideration, presentation of sales tax, and transition.  ASU 2016-12 is effective during the same period as ASU 2014-09.  We adopted these Updates effective January 1, 2018 with no material change to the timing or amounts of income recognized, as the majority of the revenues earned by CTBI are not within the scope of ASU 2014-09.

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

ASU 2016-13 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019.  Early adoption is permitted for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. CTBI has an implementation team working through the provisions of ASU 2016-13 including assessing the impact on its accounting and disclosures.  The team has established the historical data that will be available and has identified the potential loan segments to be analyzed.  Initial data analysis will begin in the first quarter of 2018.

➢ Statement of Cash Flows – In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. Stakeholders indicated that there is diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows under Topic 230, Statement of Cash Flows, and other Topics.  This ASU addresses the following eight specific cash flow issues: Debt prepayment or debt extinguishment costs; settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies (COLIs) (including bank-owned life insurance policies (BOLIs)); distributions received from equity method investees; beneficial interests in securitization transactions; and separately identifiable cash flows and application of the predominance principle.  The amendments in this Update apply to all entities that are required to present a statement of cash flows under Topic 230.  This Update is the final version of Proposed Accounting Standards Update EITF-15F—Statement of Cash Flows—Classification of Certain Cash Receipts and Cash Payments (Topic 230), which has been deleted.  The amendments in this Update are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years.  The amendments in this Update should be applied using a retrospective transition method to each period presented.  If it is impracticable to apply the amendments retrospectively for some of the issues, the amendments for those issues would be applied prospectively as of the earliest date practicable.  We adopted this ASU effective January 1, 2018 with no material impact on CTBI’s consolidated financial statements.

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

➢ Income Statement—Reporting Comprehensive Income – In February 2018, the FASB issued ASU No. 2018-02, Income Statement—Reporting Comprehensive Income (Topic 220).  On December 22, 2017, the U.S. federal government enacted a tax bill, Tax Cuts and Jobs Act of 2017.  The guidance in GAAP requires deferred tax liabilities and assets to be adjusted for the effect of a change in tax laws or rates with the effect included in income from continuing operations in the reporting period that includes the enactment date.  That guidance was applicable even in situations in which the related income tax effects of items in accumulated other comprehensive income were originally recognized in other comprehensive income (rather than in net income).  Because the adjustment of deferred taxes due to the reduction of the historical corporate income tax rate to the newly enacted corporate income tax rate of 21 percent was required to be included in income from continuing operations, the tax effects of items within accumulated other comprehensive income (referred to as stranded tax effects for purposes of this Update) did not reflect the appropriate tax rate.  The amendments in this ASU requires a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the newly enacted federal corporate income tax rate.  The amount of the reclassification is the difference between the historical corporate income tax rate and the newly enacted 21 percent corporate income tax rate.  Consequently, the amendments in this Update eliminate the stranded tax effects associated with the change in the federal corporate income tax rate in the Tax Cuts and Jobs Act of 2017 and improve the usefulness of information reported to financial statement users.  The amendments in this Update are effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years.  Early adoption is permitted for public business entities for reporting periods for which financial statements have not yet been issued by applying retrospectively to each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act of 2017 is recognized.  We elected to early adopt this ASU, and therefore, have adjusted our consolidated financial statements effective December 31, 2017 with minimal effect to our financial position.

2.  Cash and Due from Banks and Interest Bearing Deposits

Included in cash and due from banks and interest bearing deposits are amounts required to be held at the Federal Reserve or maintained in vault cash in accordance with regulatory reserve requirements.  The balance requirements were $73.5 million and $74.1 million at December 31, 2017 and 2016, respectively.

At December 31, 2017, CTBI had cash accounts which exceeded federally insured limits, and therefore are not subject to FDIC insurance, with $124.3 million in deposits with the Federal Reserve, $21.3 million in deposits with US Bank, $0.3 million in deposits with Fifth Third Bank, and $3.5 million in deposits with the Federal Home Loan Bank.

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

The amortized cost and fair value of securities at December 31, 2017 are summarized as follows:

Available-for-Sale

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury and government agencies	$211,574	$170	$(1,172)	$210,572
State and political subdivisions	144,159	2,017	(1,161)	145,015
U.S. government sponsored agency mortgage-backed securities	208,959	357	(4,007)	205,309
Other debt securities	507	0	0	507
Total debt securities	565,199	2,544	(6,340)	561,403
CRA investment funds	25,000	76	(718)	24,358
Total available-for-sale securities	$590,199	$2,620	$(7,058)	$585,761

Held-to-Maturity

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
State and political subdivisions	$659	$1	$0	$660
Total held-to-maturity securities	$659	$1	$0	$660

The amortized cost and fair value of securities at December 31, 2016 are summarized as follows:

Available-for-Sale

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury and government agencies	$223,014	$193	$(743)	$222,464
State and political subdivisions	133,351	1,957	(1,792)	133,516
U.S. government sponsored agency mortgage-backed securities	227,574	1,008	(3,526)	225,056
Other debt securities	0	0	0	0
Total debt securities	583,939	3,158	(6,061)	581,036
CRA investment funds	25,000	76	(718)	24,358
Total available-for-sale securities	$608,939	$3,234	$(6,779)	$605,394

Held-to-Maturity

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
State and political subdivisions	$866	$1	$0	$867
Total held-to-maturity securities	$866	$1	$0	$867

The amortized cost and fair value of securities at December 31, 2017 by contractual maturity are shown below.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale		Held-to-Maturity
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$4,288	$4,294	$0	$0
Due after one through five years	163,320	162,977	659	660
Due after five through ten years	43,595	44,022	0	0
Due after ten years	144,530	144,294	0	0
U.S. government sponsored agency mortgage-backed securities	208,959	205,309	0	0
Other debt securities	507	507	0	0
Total debt securities	565,199	561,403	659	660
CRA investment funds	25,000	24,358	0	0
Total securities	$590,199	$585,761	$659	$660

In 2017, there was a net gain of $73 thousand realized on sales and calls of AFS securities, consisting of a pre-tax gain of $278 thousand and a pre-tax loss of $205 thousand.  There was a net gain of $522 thousand realized in 2016 and a net loss of $106 thousand realized in 2015.

 The amortized cost of securities pledged as collateral, to secure public deposits and for other purposes, was $225.7 million at December 31, 2017 and $221.2 million at December 31, 2016.

The amortized cost of securities sold under agreements to repurchase amounted to $296.4 million at December 31, 2017 and $303.5 million at December 31, 2016.

CTBI evaluates its investment portfolio on a quarterly basis for impairment.  The analysis performed as of December 31, 2017 indicates that all impairment is considered temporary, market and interest rate driven, and not credit-related.  The percentage of total investments with unrealized losses as of December 31, 2017 was 69.5% compared to 65.6% as of December 31, 2016.  The following tables provide the amortized cost, gross unrealized losses, and fair market value, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position as of December 31, 2017 that are not deemed to be other-than-temporarily impaired.  There were no held-to-maturity securities that were deemed to be impaired as of December 31, 2017.

Available-for-Sale

(in thousands)	Amortized Cost	Gross Unrealized Losses	Fair Value
Less Than 12 Months
U.S. Treasury and government agencies	$136,688	$(840)	$135,848
State and political subdivisions	34,283	(416)	33,867
U.S. government sponsored agency mortgage-backed securities	62,768	(643)	62,125
Other debt securities	0	0	0
Total debt securities	233,739	(1,899)	231,840
CRA investment funds	7,500	(105)	7,395
Total <12 months temporarily impaired AFS securities	241,239	(2,004)	239,235

12 Months or More
U.S. Treasury and government agencies	23,885	(332)	23,553
State and political subdivisions	16,930	(745)	16,185
U.S. government sponsored agency mortgage-backed securities	117,827	(3,364)	114,463
Other debt securities	0	0	0
Total debt securities	158,642	(4,441)	154,201
CRA investment funds	15,000	(613)	14,387
Total ≥12 months temporarily impaired AFS securities	173,642	(5,054)	168,588

Total
U.S. Treasury and government agencies	160,573	(1,172)	159,401
State and political subdivisions	51,213	(1,161)	50,052
U.S. government sponsored agency mortgage-backed securities	180,595	(4,007)	176,588
Other debt securities	0	0	0
Total debt securities	392,381	(6,340)	386,041
CRA investment funds	22,500	(718)	21,782
Total temporarily impaired AFS securities	$414,881	$(7,058)	$407,823

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

Available-for-Sale

(in thousands)	Amortized Cost	Gross Unrealized Losses	Fair Value
Less Than 12 Months
U.S. Treasury and government agencies	$158,732	$(716)	$158,016
State and political subdivisions	53,491	(1,780)	51,711
U.S. government sponsored agency mortgage-backed securities	135,939	(2,646)	133,293
Other debt securities	0	0	0
Total debt securities	348,162	(5,142)	343,020
CRA investment funds	17,500	(444)	17,056
Total <12 months temporarily impaired AFS securities	365,662	(5,586)	360,076

12 Months or More
U.S. Treasury and government agencies	1,880	(27)	1,853
State and political subdivisions	751	(12)	739
U.S. government sponsored agency mortgage-backed securities	31,132	(880)	30,252
Other debt securities	0	0	0
Total debt securities	33,763	(919)	32,844
CRA investment funds	5,000	(274)	4,726
Total ≥12 months temporarily impaired AFS securities	38,763	(1,193)	37,570

Total
U.S. Treasury and government agencies	160,612	(743)	159,869
State and political subdivisions	54,242	(1,792)	52,450
U.S. government sponsored agency mortgage-backed securities	167,071	(3,526)	163,545
Other debt securities	0	0	0
Total debt securities	381,925	(6,061)	375,864
CRA investment funds	22,500	(718)	21,782
Total temporarily impaired AFS securities	$404,425	$(6,779)	$397,646

U.S. Treasury and Government Agencies

The unrealized losses in U.S. Treasury and government agencies were caused by interest rate increases.  The contractual terms of those investments do not permit the issuer to settle the securities at a price less than par which will equal amortized cost at maturity.  CTBI does not consider those investments to be other-than-temporarily impaired at December 31, 2017, because CTBI does not intend to sell the investments and it is not more likely than not that we will be required to sell the investments before recovery of their amortized cost, which may be maturity.

State and Political Subdivisions

The unrealized losses in securities of state and political subdivisions were caused by interest rate increases.  The contractual terms of those investments do not permit the issuer to settle the securities at a price less than par which will equal amortized cost at maturity.  CTBI does not consider those investments to be other-than-temporarily impaired at December 31, 2017, because CTBI does not intend to sell the investments before recovery of their amortized cost and it is not more likely than not that we will be required to sell the investments before recovery of their amortized cost, which may be maturity.

U.S. Government Sponsored Agency Mortgage-Backed Securities

The unrealized losses in U.S. government sponsored agency mortgage-backed securities were caused by interest rate increases.  CTBI expects to recover the amortized cost basis over the term of the securities.  CTBI does not consider those investments to be other-than-temporarily impaired at December 31, 2017, because (i) the decline in market value is attributable to changes in interest rates and not credit quality, (ii) CTBI does not intend to sell the investments, and (iii) it is not more likely than not we will be required to sell the investments before recovery of their amortized cost, which may be maturity.

CRA Investment Funds

CTBI’s CRA investment funds consist of investments in fixed income mutual funds ($24.4 million of the total fair value and $718 thousand of the total unrealized losses in common stock investments).  The severity of the impairment (fair value is approximately 2.9% less than cost) and the duration of the impairment correlates with the decline in long-term interest rates in 2017.  CTBI evaluated the near-term prospects of these funds in relation to the severity and duration of the impairment.  Based on that evaluation, CTBI does not consider those investments to be other-than-temporarily impaired at December 31, 2017.

4.  Loans

Major classifications of loans, net of unearned income, deferred loan origination costs, and net premiums on acquired loans, are summarized as follows:

(in thousands)	December 31 2017	December 31 2016
Commercial construction	$76,479	$66,998
Commercial secured by real estate	1,188,680	1,085,428
Equipment lease financing	3,042	5,512
Commercial other	351,034	350,159
Real estate construction	67,358	57,966
Real estate mortgage	709,570	702,969
Home equity	99,356	91,511
Consumer direct	137,754	133,093
Consumer indirect	489,667	444,735
Total loans	$3,122,940	$2,938,371

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

Equipment lease financing loans are fixed or variable leases for commercial purposes.

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

Not included in the loan balances above were loans held for sale in the amount of $1.0 million at December 31, 2017 and $1.2 million at December 31, 2016.

Refer to note 1 to the condensed consolidated financial statements for further information regarding our nonaccrual policy.  Nonaccrual loans segregated by class of loans were as follows:

(in thousands)	December 31 2017	December 31 2016
Commercial:
Commercial construction	$1,207	$1,912
Commercial secured by real estate	7,028	6,326
Commercial other	934	1,559

Residential:
Real estate construction	318	11
Real estate mortgage	8,243	6,260
Home equity	389	555
Total nonaccrual loans	$18,119	$16,623

The following tables present CTBI’s loan portfolio aging analysis, segregated by class, as of December 31, 2017 and 2016:

	December 31, 2017
(in thousands)	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Current	Total Loans	90+ and Accruing*
Commercial:
Commercial construction	$138	$0	$1,238	$1,376	$75,103	$76,479	$31
Commercial secured by real estate	4,047	1,599	8,514	14,160	1,174,520	1,188,680	2,665
Equipment lease financing	430	0	0	430	2,612	3,042	0
Commercial other	835	77	652	1,564	349,470	351,034	87
Residential:
Real estate construction	224	202	223	649	66,709	67,358	223
Real estate mortgage	2,064	5,029	11,605	18,698	690,872	709,570	6,293
Home equity	595	178	428	1,201	98,155	99,356	167
Consumer:
Consumer direct	983	148	62	1,193	136,561	137,754	62
Consumer indirect	4,085	1,399	648	6,132	483,535	489,667	648
Total	$13,401	$8,632	$23,370	$45,403	$3,077,537	$3,122,940	$10,176

	December 31, 2016
(in thousands)	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Current	Total Loans	90+ and Accruing*
Commercial:
Commercial construction	$22	$0	$1,940	$1,962	$65,036	$66,998	$28
Commercial secured by real estate	2,033	478	8,847	11,358	1,074,070	1,085,428	3,015
Equipment lease financing	0	0	0	0	5,512	5,512	0
Commercial other	997	122	1,235	2,354	347,805	350,159	141
Residential:
Real estate construction	707	42	152	901	57,065	57,966	152
Real estate mortgage	1,493	5,278	10,695	17,466	685,503	702,969	6,295
Home equity	829	288	905	2,022	89,489	91,511	467
Consumer:
Consumer direct	873	265	68	1,206	131,887	133,093	68
Consumer indirect	3,288	851	681	4,820	439,915	444,735	681
Total	$10,242	$7,324	$24,523	$42,089	$2,896,282	$2,938,371	$10,847

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

The following tables present the credit risk profile of CTBI’s commercial loan portfolio based on rating category and payment activity, segregated by class of loans, as of December 31, 2017 and 2016:

(in thousands)	Commercial Construction	Commercial Secured by Real Estate	Equipment Leases	Commercial Other	Total
December 31, 2017
Pass	$67,846	$1,053,701	$3,005	$305,655	$1,430,207
Watch	3,323	65,182	0	29,008	97,513
OAEM	1,304	22,401	37	3,206	26,948
Substandard	3,828	47,223	0	12,947	63,998
Doubtful	178	173	0	218	569
Total	$76,479	$1,188,680	$3,042	$351,034	$1,619,235

December 31, 2016
Pass	$55,315	$975,383	$5,206	$299,301	$1,335,205
Watch	3,366	51,932	137	32,780	88,215
OAEM	2,535	25,772	169	7,913	36,389
Substandard	5,592	31,945	0	9,599	47,136
Doubtful	190	396	0	566	1,152
Total	$66,998	$1,085,428	$5,512	$350,159	$1,508,097

The following tables present the credit risk profile of CTBI’s residential real estate and consumer loan portfolios based on performing or nonperforming status, segregated by class, as of December 31, 2017 and 2016:

(in thousands)	Real Estate Construction	Real Estate Mortgage	Home Equity	Consumer Direct	Consumer Indirect	Total
December 31, 2017
Performing	$66,817	$695,034	$98,800	$137,692	$489,019	$1,487,362
Nonperforming (1)	541	14,536	556	62	648	16,343
Total	$67,358	$709,570	$99,356	$137,754	$489,667	$1,503,705

December 31, 2016
Performing	$57,803	$690,414	$90,489	$133,025	$444,054	$1,415,785
Nonperforming (1)	163	12,555	1,022	68	681	14,489
Total	$57,966	$702,969	$91,511	$133,093	$444,735	$1,430,274

(1)  A loan is considered nonperforming if it is 90 days or more past due or on nonaccrual.

The total of consumer mortgage loans secured by real estate properties for which formal foreclosure proceedings are in process totaled $3.7 million at December 31, 2017 compared to $3.5 million at December 31, 2016.

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

The following table presents impaired loans, the average investment in impaired loans, and interest income recognized on impaired loans for the years ended December 31, 2017, 2016, and 2015:

	December 31, 2017
(in thousands)	Recorded Balance	Unpaid Contractual Principal Balance	Specific Allowance	Average Investment in Impaired Loans	*Interest Income Recognized
Loans without a specific valuation allowance:
Commercial construction	$4,431	$4,439	$0	$4,835	$200
Commercial secured by real estate	28,480	30,365	0	27,753	1,344
Equipment lease financing	0	0	0	34	0
Commercial other	9,481	11,252	0	10,444	539
Real estate construction	318	318	0	534	0
Real estate mortgage	1,564	1,570	0	1,591	36

Loans with a specific valuation allowance:
Commercial construction	153	173	25	155	0
Commercial secured by real estate	2,985	4,095	966	3,932	8
Commercial other	0	0	0	65	0

Totals:
Commercial construction	4,584	4,612	25	4,990	200
Commercial secured by real estate	31,465	34,460	966	31,685	1,352
Equipment lease financing	0	0	0	34	0
Commercial other	9,481	11,252	0	10,509	539
Real estate construction	318	318	0	534	0
Real estate mortgage	1,564	1,570	0	1,591	36
Total	$47,412	$52,212	$991	$49,343	$2,127

	December 31, 2016
(in thousands)	Recorded Balance	Unpaid Contractual Principal Balance	Specific Allowance	Average Investment in Impaired Loans	*Interest Income Recognized
Loans without a specific valuation allowance:
Commercial construction	$4,102	$4,123	$0	$4,367	$218
Commercial secured by real estate	29,025	29,594	0	31,136	1,609
Equipment lease financing	0	0	0	0	0
Commercial other	11,215	13,155	0	11,561	632
Real estate mortgage	1,483	1,483	0	1,691	52

Loans with a specific valuation allowance:
Commercial construction	1,507	1,509	213	2,290	0
Commercial secured by real estate	4,731	5,885	1,035	4,151	19
Commercial other	139	139	65	483	0

Totals:
Commercial construction	5,609	5,632	213	6,657	218
Commercial secured by real estate	33,756	35,479	1,035	35,287	1,628
Equipment lease financing	0	0	0	0	0
Commercial other	11,354	13,294	65	12,044	632
Real estate mortgage	1,483	1,483	0	1,691	52
Total	$52,202	$55,888	$1,313	$55,679	$2,530

	December 31, 2015
(in thousands)	Recorded Balance	Unpaid Contractual Principal Balance	Specific Allowance	Average Investment in Impaired Loans	*Interest Income Recognized
Loans without a specific valuation allowance:
Commercial construction	$2,861	$2,862	$0	$4,574	$200
Commercial secured by real estate	30,761	32,166	0	30,605	1,378
Equipment lease financing	0	0	0	0	0
Commercial other	7,500	9,148	0	8,802	316
Real estate mortgage	1,744	1,744	0	1,179	50

Loans with a specific valuation allowance:
Commercial construction	3,402	3,402	831	3,631	0
Commercial secured by real estate	2,660	2,768	1,227	2,349	7
Commercial other	960	1,153	403	836	1

Totals:
Commercial construction	6,263	6,264	831	8,205	200
Commercial secured by real estate	33,421	34,934	1,227	32,954	1,385
Equipment lease financing	0	0	0	0	0
Commercial other	8,460	10,301	403	9,638	317
Real estate mortgage	1,744	1,744	0	1,179	50
Total	$49,888	$53,243	$2,461	$51,976	$1,952

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

During 2017, certain loans were modified in troubled debt restructurings, where economic concessions were granted to borrowers consisting of reductions in the interest rates, payment extensions, forgiveness of principal, and forbearances.  Presented below, segregated by class of loans, are troubled debt restructurings that occurred during the years ended December 31, 2017 and 2016:

	Year Ended December 31, 2017
(in thousands)	Number of Loans	Term Modification	Rate Modification	Combination	Post-Modification Outstanding Balance
Commercial:
Commercial construction	2	$0	$0	$114	$114
Commercial secured by real estate	15	2,199	0	192	2,391
Commercial other	22	1,072	0	136	1,208
Residential:
Real estate construction	1	846	0	0	846
Real estate mortgage	3	988	0	0	988
Total troubled debt restructurings	43	$5,105	$0	$442	$5,547

	Year Ended December 31, 2016
(in thousands)	Number of Loans	Term Modification	Rate Modification	Combination	Post-Modification Outstanding Balance
Commercial:
Commercial construction	1	$1,288	$0	$0	$1,288
Commercial secured by real estate	27	8,827	0	581	9,408
Commercial other	14	5,088	0	87	5,175
Residential:
Real estate construction	0	0	0	0	0
Real estate mortgage	1	0	0	281	281
Total troubled debt restructurings	43	$15,203	$0	$949	$16,152

No charge-offs have resulted from modifications for any of the presented periods.  We had commitments to extend additional credit in the amount of $0.2 million on loans that are considered troubled debt restructurings.

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

(in thousands)	Year Ended December 31, 2017
	Number of Loans	Recorded Balance
Commercial:
Commercial secured by real estate	0	$0
Commercial other	0	0

Residential:
Real estate construction	1	846
Real estate mortgage	0	0
Total defaulted restructured loans	1	$846

(in thousands)	Year Ended December 31, 2016
	Number of Loans	Recorded Balance
Commercial:
Commercial secured by real estate	1	$67
Commercial other	1	12

Residential:
Real estate construction	0	0
Real estate mortgage	0	0
Total defaulted restructured loans	2	$79

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

The following table presents the components of mortgage banking income:

(in thousands) Year Ended December 31	2017	2016	2015
Net gain on sale of mortgage loans held for sale	$1,232	$1,831	$1,978
Net loan servicing income (expense)
Servicing fees	1,255	1,239	1,197
Late fees	84	78	88
Ancillary fees	239	322	212
Fair value adjustments	(361)	(324)	(289)
Net loan servicing income	1,217	1,315	1,208
Mortgage banking income	$2,449	$3,146	$3,186

Mortgage loans serviced for others are not included in the accompanying balance sheets.  Loans serviced for the benefit of others (primarily FHLMC) totaled $462 million, $466 million, and $458 million at December 31, 2017, 2016, and 2015, respectively.  Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors, and processing foreclosures.  Custodial escrow balances maintained in connection with the foregoing loan servicing, and included in demand deposits, were approximately $1.0 million at December 31, 2017, 2016, and 2015, respectively.

Activity for capitalized mortgage servicing rights using the fair value method is as follows:

(in thousands)	2017	2016	2015
Fair value of MSRs, beginning of period	$3,433	$3,236	$2,968
New servicing assets created	412	521	557
Change in fair value during the period due to:
Time decay (1)	(184)	(175)	(168)
Payoffs (2)	(268)	(313)	(247)
Changes in valuation inputs or assumptions (3)	91	164	126
Fair value of MSRs, end of period	$3,484	$3,433	$3,236

(1)	Represents decrease in value due to regularly scheduled loan principal payments and partial loan paydowns.
(2)	Represents decrease in value due to loans that paid off during the period.
(3)	Represents change in value resulting from market-driven changes in interest rates.

The fair values of capitalized mortgage servicing rights were $3.5 million, $3.4 million, and $3.2 million at December 31, 2017, 2016, and 2015, respectively.  Fair values for the years ended December 31, 2017, 2016, and 2015 were determined by third-party valuations with a resulting 10.1% average discount rate over the last three years, respectively, and weighted average default rates of 3.03%, 3.02%, and 2.64%, respectively.  Prepayment speeds generated using the Andrew Davidson Prepayment Model averaged 10.0%, 9.5%, and 10.0% at December 31, 2017, 2016, and 2015, respectively.  MSR values are very sensitive to movement in interest rates as expected future net servicing income depends on the projected balance of the underlying loans, which can be greatly impacted by the level of prepayments.  CTBI does not currently hedge against changes in the fair value of its MSR portfolio.

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

Activity for related party extensions of credit during 2017 and 2016 is as follows:

(in thousands)	2017	2016
Related party extensions of credit, beginning of period	$27,081	$29,224
New loans and advances on lines of credit	522	2,456
Repayments	(2,615)	(4,599)
Increase (decrease) due to changes in related parties	(8,156)	0
Related party extensions of credit, end of period	$16,832	$27,081

The aggregate balances of related party deposits at December 31, 2017 and 2016 were $15.8 million and $15.5 million, respectively.

A director of CTBI is a shareholder in a law firm that provided services to CTBI and its subsidiaries during the years 2017, 2016, and 2015.  Approximately $1.1 million in legal fees and $0.1 million in expenses paid on behalf of CTBI, $1.2 million total, were paid to this law firm during 2017.  Approximately $1.0 million in legal fees and $0.1 million in expenses, $1.1 million total, were paid during 2016, and approximately $1.2 million in legal fees and $0.1 million in expenses, $1.3 million in total, were paid during 2015.

7.  Allowance for Loan and Lease Losses

The following tables present the balance in the allowance for loan and lease losses (“ALLL”) and the recorded investment in loans based on portfolio segment and impairment method as of December 31, 2017, 2016, and 2015:

2017
(in thousands)	Commercial Construction	Commercial Secured by Real Estate	Equipment Lease Financing	Commercial Other	Real Estate Construction	Real Estate Mortgage	Home Equity	Consumer Direct	Consumer Indirect	Total
ALLL
Balance, beginning of year	$884	$14,191	$42	$4,656	$629	$6,027	$774	$1,885	$6,845	$35,933
Provision charged to expense	(237)	2,281	(24)	1,744	31	189	257	418	2,862	7,521
Losses charged off	(10)	(2,038)	0	(1,893)	0	(615)	(178)	(965)	(5,386)	(11,085)
Recoveries	49	75	0	532	0	87	4	525	2,510	3,782
Balance, end of year	$686	$14,509	$18	$5,039	$660	$5,688	$857	$1,863	$6,831	$36,151

Ending balance:
Individually evaluated for impairment	$25	$966	$0	$0	$0	$0	$0	$0	$0	$991
Collectively evaluated for impairment	$661	$13,543	$18	$5,039	$660	$5,688	$857	$1,863	$6,831	$35,160

Loans
Ending balance:
Individually evaluated for impairment	$4,584	$31,465	$0	$9,481	$318	$1,564	$0	$0	$0	$47,412
Collectively evaluated for impairment	$71,895	$1,157,215	$3,042	$341,553	$67,040	$708,006	$99,356	$137,754	$489,667	$3,075,528

2016
(in thousands)	Commercial Construction	Commercial Secured by Real Estate	Equipment Lease Financing	Commercial Other	Real Estate Construction	Real Estate Mortgage	Home Equity	Consumer Direct	Consumer Indirect	Total
ALLL
Balance, beginning of year	$2,199	$14,434	$79	$4,225	$550	$6,678	$839	$1,594	$5,496	$36,094
Provision charged to expense	(1,035)	1,220	(37)	2,128	264	291	(20)	912	4,149	7,872
Losses charged off	(316)	(1,641)	0	(2,136)	(192)	(1,043)	(54)	(1,236)	(5,050)	(11,668)
Recoveries	36	178	0	439	7	101	9	615	2,250	3,635
Balance, end of year	$884	$14,191	$42	$4,656	$629	$6,027	$774	$1,885	$6,845	$35,933

Ending balance:
Individually evaluated for impairment	$213	$1,035	$0	$65	$0	$0	$0	$0	$0	$1,313
Collectively evaluated for impairment	$671	$13,156	$42	$4,591	$629	$6,027	$774	$1,885	$6,845	$34,620

Loans
Ending balance:
Individually evaluated for impairment	$5,609	$33,756	$0	$11,354	$0	$1,483	$0	$0	$0	$52,202
Collectively evaluated for impairment	$61,389	$1,051,672	$5,512	$338,805	$57,966	$701,486	$91,511	$133,093	$444,735	$2,886,169

2015
(in thousands)	Commercial Construction	Commercial Secured by Real Estate	Equipment Lease Financing	Commercial Other	Real Estate Construction	Real Estate Mortgage	Home Equity	Consumer Direct	Consumer Indirect	Total
ALLL
Balance, beginning of year	$2,896	$13,618	$119	$4,263	$534	$6,094	$756	$1,574	$4,593	$34,447
Provision charged to expense	(707)	2,135	(40)	1,338	147	1,888	158	891	2,840	8,650
Losses charged off	(3)	(1,379)	0	(1,961)	(135)	(1,421)	(129)	(1,306)	(3,536)	(9,870)
Recoveries	13	60	0	585	4	117	54	435	1,599	2,867
Balance, end of year	$2,199	$14,434	$79	$4,225	$550	$6,678	$839	$1,594	$5,496	$36,094

Ending balance:
Individually evaluated for impairment	$831	$1,227	$0	$403	$0	$0	$0	$0	$0	$2,461
Collectively evaluated for impairment	$1,368	$13,207	$79	$3,822	$550	$6,678	$839	$1,594	$5,496	$33,633

Loans
Ending balance:
Individually evaluated for impairment	$6,263	$33,421	$0	$8,460	$0	$1,744	$0	$0	$0	$49,888
Collectively evaluated for impairment	$71,757	$1,019,498	$8,514	$350,438	$61,750	$706,130	$89,450	$126,406	$390,130	$2,824,073
8.  Premises and Equipment

Premises and equipment are summarized as follows:

(in thousands) December 31	2017	2016
Land and buildings	$79,173	$78,086
Leasehold improvements	4,894	4,886
Furniture, fixtures, and equipment	38,096	36,831
Construction in progress	80	769
Total premises and equipment	122,243	120,572
Less accumulated depreciation and amortization	(75,925)	(72,632)
Premises and equipment, net	$46,318	$47,940

Depreciation and amortization of premises and equipment for 2017, 2016, and 2015 was $3.9 million, $3.7 million, and $3.7 million, respectively.

9.  Other Real Estate Owned

Activity for other real estate owned was as follows:

(in thousands)	2017	2016
Beginning balance of other real estate owned	$35,856	$40,674
New assets acquired	5,382	5,900
Fair value adjustments	(3,034)	(1,214)
Sale of assets	(6,208)	(9,504)
Ending balance of other real estate owned	$31,996	$35,856

Carrying costs and fair value adjustments associated with foreclosed properties were $4.5 million, $2.9 million, and $3.5 million for 2017, 2016, and 2015, respectively.  See note 1 for a description of our accounting policies relative to foreclosed properties and other real estate owned.  Included in the sale of assets above was the disposal of a $0.1 million property which was not acquired through foreclosure.  As a result of the relocation of our Campbellsville First Street branch to the Bypass location in 2017, the First Street property was listed for sale and booked into other real estate owned.

The major classifications of foreclosed properties are shown in the following table:

(in thousands) December 31	2017	2016
1-4 family	$5,908	$6,210
Agricultural/farmland	68	93
Construction/land development/other	16,158	20,778
Multifamily	176	270
Non-farm/non-residential	9,686	8,505
Total foreclosed properties	$31,996	$35,856

10.  Deposits

Major classifications of deposits are categorized as follows:

(in thousands) December 31	2017	2016
Noninterest bearing deposits	$790,930	$767,918
NOW accounts	51,218	45,872
Money market deposits	692,021	649,917
Savings	416,551	404,558
Certificates of deposit and other time deposits of $100,000 or more	759,025	651,882
Certificates of deposit and other time deposits less than $100,000	554,118	561,161
Total deposits	$3,263,863	$3,081,308

Certificates of deposit and other time deposits of $250,000 or more at December 31, 2017 and 2016 were $232.5 million and $228.6 million, respectively.  Wholesale brokered deposits at December 31, 2017 totaled $82.3 million.  There were no brokered deposits in our 2016 balances.

Maturities of certificates of deposits and other time deposits are presented below:

	Maturities by Period at December 31, 2017
(in thousands)	Total	Within 1 Year	2 Years	3 Years	4 Years	5 Years	After 5 Years
Certificates of deposit and other time deposits of $100,000 or more	$759,025	$556,382	$61,844	$79,013	$32,611	$29,175	$0
Certificates of deposit and other time deposits less than $100,000	554,118	455,593	41,147	22,443	20,149	14,673	113
Total maturities	$1,313,143	$1,011,975	$102,991	$101,456	$52,760	$43,848	$113

11.  Borrowings

Short-term debt is categorized as follows:

(in thousands) December 31	2017	2016
Repurchase agreements	$243,814	$251,065
Federal funds purchased	7,312	4,816
Total short-term debt	$251,126	$255,881

All federal funds purchased mature and reprice daily.  See note 12 for information regarding the maturities of our repurchase agreements.  The average rates paid for federal funds purchased and repurchase agreements on December 31, 2017 were 1.30% and 1.01%, respectively.

The maximum balance for repurchase agreements at any month-end during 2017 occurred at September 30, 2017, with a month-end balance of $260.0 million.  The average balance of repurchase agreements for the year was $251.0 million.

On November 30, 2017, Community Trust Bancorp, Inc. signed an amendment to a revolving credit promissory note, dated October 31, 2014 and last amended February 3, 2017, for a line of credit in the amount of $12 million at a floating interest rate of 2.00% in excess of the one-month LIBOR rate.  This amendment extended the maturity date to November 30, 2018 with an unused commitment fee of 0.30%.  Currently, all $12 million remains available for general corporate purposes.

Long-term debt is categorized as follows:

(in thousands) December 31	2017	2016
Junior subordinated debentures, 3.07%, due 6/1/37	$59,341	$61,341

On March 30, 2007, CTBI issued $61.3 million in junior subordinated debentures to a newly formed unconsolidated Delaware statutory trust subsidiary which in turn issued $59.5 million of capital securities in a private placement to institutional investors.  The debentures, which mature in 30 years but are redeemable at par at CTBI’s option after five years, were issued at a rate of 6.52% until June 1, 2012, and thereafter at a floating rate based on the three-month LIBOR plus 1.59%.  The underlying capital securities were issued at the equivalent rates and terms.  The proceeds of the debentures were used to fund the redemption on April 2, 2007 of all CTBI’s outstanding 9.0% and 8.25% junior subordinated debentures in the total amount of $61.3 million.  In May 2017, CTBI was able to purchase $2.0 million of the junior subordinated debentures in the open market at a purchase price of $1.4 million, resulting in a gain of $0.6 million.  The junior subordinated debentures will be retained by CTBI until maturity, and CTBI will continue to report the junior subordinated debentures at the net amount outstanding of $59.3 million.

On November 29, 2017, the coupon rate was set at 3.07% for the March 1, 2018 distribution date, which was based on the three-month LIBOR rate as of November 29, 2017 of 1.48% plus 1.59%.

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

We monitor collateral levels on a continuous basis and maintain records of each transaction specifically describing the applicable security and the counterparty’s fractional interest in that security, and we segregate the security from its general assets in accordance with regulations governing custodial holdings of securities.  The primary risk with our repurchase agreements is market risk associated with the securities securing the transactions, as we may be required to provide additional collateral based on fair value changes of the underlying securities.  Securities pledged as collateral under repurchase agreements are maintained with our safekeeping agents.  The carrying value of investment securities available for sale pledged as collateral under repurchase agreements totaled $295.4 million and $302.3 million at December 31, 2017 and December 31, 2016, respectively.

The remaining contractual maturity of the securities sold under agreements to repurchase by class of collateral pledged included in the accompanying consolidated balance sheets as of December 31, 2017 and December 31, 2016 is presented in the following tables:

	December 31, 2017
	Remaining Contractual Maturity of the Agreements
(in thousands)	Overnight and Continuous	Up to 30 days	30-90 days	Greater Than 90 days	Total
Repurchase agreements and repurchase-to-maturity transactions:
U.S. Treasury and government agencies	$24,957	$0	$16,771	$67,867	$109,595
State and political subdivisions	62,620	0	567	12,161	75,348
U.S. government sponsored agency mortgage-backed securities	13,360	0	4,662	40,849	58,871
Total	$100,937	$0	$22,000	$120,877	$243,814

	December 31, 2016
	Remaining Contractual Maturity of the Agreements
(in thousands)	Overnight and Continuous	Up to 30 days	30-90 days	Greater Than 90 days	Total
Repurchase agreements and repurchase-to-maturity transactions:
U.S. Treasury and government agencies	$17,249	$0	$14,349	$73,076	$104,674
State and political subdivisions	55,354	0	1,998	10,272	67,624
U.S. government sponsored agency mortgage-backed securities	23,386	0	8,003	47,378	78,767
Total	$95,989	$0	$24,350	$130,726	$251,065

13.  Advances from Federal Home Loan Bank

Federal Home Loan Bank advances consisted of the following monthly amortizing borrowings at December 31:

(in thousands)	2017	2016
Monthly amortizing	$845	$944
Total FHLB advances	$845	$944

The advances from the FHLB that require monthly principal payments were due for repayment as follows:

	Principal Payments Due by Period at December 31, 2017
(in thousands)	Total	Within 1 Year	2 Years	3 Years	4 Years	5 Years	After 5 Years
Outstanding advances, weighted average interest rate – 1.14%	$845	$411	$20	$20	$20	$21	$353

At December 31, 2016, CTBI had monthly amortizing FHLB advances totaling $0.9 million at a weighted average interest rate of 1.33%.

Advances totaling $0.8 million at December 31, 2017 were collateralized by FHLB stock of $17.9 million and a blanket lien on qualifying 1-4 family first mortgage loans.  As of December 31, 2017, CTBI had a $547.8 million FHLB borrowing capacity with $0.8 million in advances and $251.5 million in letters of credit used for public fund pledging leaving $295.5 million available for additional advances.  The advances had fixed interest rates ranging from 0.00% to 4.85% with a weighted average rate of 1.14%.  The advances are subject to restrictions or penalties in the event of prepayment.

14.  Income Taxes

The components of the provision for income taxes, exclusive of tax effect of unrealized securities gains and losses, are as follows:

(in thousands)	2017	2016	2015
Current income tax expense	$20,108	$18,417	$18,416
Deferred income tax expense	(259)	701	115
Effect of Tax Cuts & Jobs Act (benefit)	(2,831)	-	-
Total income tax expense	$17,018	$19,118	$18,531

The Tax Cuts and Jobs Act (the "Act") was enacted in December 2017.  The Act reduces the U.S. federal corporate tax rate from 35 percent to 21 percent.  As of December 31, 2017, we have substantially completed our accounting for the tax effects of enactment of the Act; however, in certain cases, we have made a reasonable estimate of the effects on our existing deferred tax balances.  We do not believe the actual results will vary materially from those estimates.  The effect of the Tax Cuts and Jobs Act (benefit) listed above reflects the revaluation of our net deferred tax liability based on a U.S. federal tax rate of 21 percent.

A reconciliation of income tax expense at the statutory rate to our actual income tax expense is shown below:

(in thousands)	2017		2016		2015
Computed at the statutory rate	$23,979	35.00%	$23,262	35.00%	$22,737	35.00%
Adjustments resulting from:
Tax-exempt interest	(1,259)	(1.84)	(1,289)	(1.94)	(1,275)	(1.96)
Housing and new markets credits	(2,579)	(3.76)	(2,680)	(4.03)	(2,692)	(4.14)
Dividends received deduction	(129)	(0.19)	(136)	(0.20)	(128)	(0.20)
Bank owned life insurance	(492)	(0.72)	(518)	(0.78)	(549)	(0.84)
ESOP dividend deduction	(319)	(0.47)	(313)	(0.47)	(298)	(0.46)
Stock option exercises and restricted stock vesting	(170)	(0.25)	-	-	-	-
Effect of Tax Cuts & Jobs Act	(2,831)	(4.13)	-	-	-	-
Other, net	818	1.20	792	1.18	736	1.13
Total	$17,018	24.84%	$19,118	28.76%	$18,531	28.53%

The components of the net deferred tax liability as of December 31 are as follows:

(in thousands)	2017	2016
Deferred tax assets:
Allowance for loan and lease losses	$7,592	$12,577
Interest on nonperforming loans	560	806
Accrued expenses	442	1,883
Allowance for other real estate owned	1,322	1,898
Limited partnership investments	64	0
Unrealized losses on AFS securities	932	1,241
Other	204	282
Total deferred tax assets	11,116	18,687

Deferred tax liabilities:
Depreciation and amortization	(12,270)	(20,287)
FHLB stock dividends	(2,076)	(3,460)
Loan fee income	(263)	(536)
Mortgage servicing rights	(732)	(1,202)
Capitalized lease obligations	(14)	(65)
Limited partnership investments	0	(411)
Other	(195)	(562)
Total deferred tax liabilities	(15,550)	(26,523)

Net deferred tax liability	$(4,434)	$(7,836)

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

With a few exceptions, CTBI is no longer subject to U.S. federal tax examinations by tax authorities for years before 2014, and state and local income tax examinations by tax authorities for years before 2013.  For federal tax purposes, CTBI recognizes interest and penalties on income taxes as a component of income tax expense.

CTBI files consolidated income tax returns with its subsidiaries.

15.  Employee Benefits

CTBI maintains two separate retirement savings plans, a 401(k) Plan and an Employee Stock Ownership Plan ("ESOP").

The 401(k) Plan is available to all employees (age 21 and over) with one year of service and who work at least 1,000 hours per year.  Participants in the plan have the option to contribute from 1% to 20% of their annual compensation.  CTBI matches 50% of participant contributions up to 4% of gross pay. CTBI may at its discretion, contribute an additional percentage of covered employees' compensation.  CTBI's matching contributions were $1.0 million for the years ended December 31, 2017, 2016, and 2015.  The 401(k) Plan owned 406,021, 482,426, and 515,062 shares of CTBI's common stock at December 31, 2017, 2016, and 2015, respectively.  Substantially all shares owned by the 401(k) were allocated to employee accounts on those dates. The market price of the shares at the date of allocation is essentially the same as the market price at the date of purchase.

The ESOP Plan has the same entrance requirements as the 401(k) Plan above.  CTBI currently contributes 4% of covered employees' gross compensation to the ESOP.  The ESOP uses the contributions to acquire shares of CTBI's common stock.  CTBI's contributions to the ESOP were $1.6 million for the year ended December 31, 2017 and $1.5 million for the years ended December 31, 2016 and 2015.  The ESOP owned 737,079, 788,308, and 765,630 shares of CTBI's common stock at December 31, 2017, 2016, and 2015, respectively.  Substantially all shares owned by the ESOP were allocated to employee accounts on those dates.  The market price of the shares at the date of allocation is essentially the same as the market price at the date of purchase.

Stock-Based Compensation:

As of December 31, 2017, CTBI maintained one active and two inactive incentive stock ownership plans covering key employees.  The 2015 Stock Ownership Incentive Plan (“2015 Plan”) was approved by the Board of Directors and the Shareholders in 2015.  The 2006 Stock Ownership Incentive Plan (“2006 Plan”) was approved by the Board of Directors and the Shareholders in 2006.  The 2006 Plan was rendered inactive as of April 28, 2015.  The 1998 Stock Option Plan (“1998 Plan”) was approved by the Board of Directors and the Shareholders in 1998.  The 1998 Plan was rendered inactive as of April 26, 2006.  The 2015 Plan has 550,000 shares authorized, 519,140 of which were available at December 31, 2017.  Shares issuable pursuant to awards which were granted under the prior plans on or before their respective expiration or termination dates will be issued from the remaining shares reserved for issuance under the prior plans. The shares of common stock reserved for issuance under the prior plans in excess of the number of shares as to which options or other benefits are awarded thereunder, and any shares as to which options or other benefits granted under the prior plans may lapse, expire, terminate or be canceled, will not be reserved and available for issuance or reissuance under the 2015 Plan.  The following table provides detail of the number of shares to be issued upon exercise of outstanding stock-based awards and remaining shares available for future issuance under all of CTBI's equity compensation plans as of December 31, 2017:

Plan Category (shares in thousands)	Number of Shares to Be Issued Upon Exercise	Weighted Average Price	Shares Available for Future Issuance
Equity compensation plans approved by shareholders:
Stock options	45	$32.26	519	(a)
Restricted stock	(c)	(b)	(a)
Performance units	(d)	(b)	(a)
Stock appreciation rights (“SARs”)	(e)	(b)	(a)
Total			519

(a)
Under the 2015 Plan, 550,000 shares are authorized for issuance; 33,668 have been issued as of December 31, 2017.  In January of 2016, 18,069 restricted stock shares were issued under the terms of the 2015 Plan pursuant to awards granted under the 2006 Plan. Additional shares will not be issued pursuant to awards granted from prior plans.

(b)	Not applicable
(c)	The maximum number of shares of restricted stock that may be granted is 550,000 shares, and the maximum that may be granted to a participant during any calendar year is 75,000 shares.
(d)
No performance units payable in stock had been issued as of December 31, 2017.  The maximum payment that can be made pursuant to performance units granted to any one participant in any calendar year shall be $1,000,000.

(e)	No SARS have been issued. The maximum number of shares with respect to which SARs may be granted to a participant during any calendar year shall be 100,000 shares.

The following table details the shares available for future issuance under the 2015 Plan at December 31, 2017.

Plan Category	Shares Available for Future Issuance
Shares available at January 1, 2017	540,131
Stock option issuances	0
Restricted stock issuances	(23,668)
Forfeitures	2,677
Shares available for future issuance	519,140

There were no stock options issued in 2017.  CTBI uses a Black-Scholes option pricing model with the following weighted average assumptions, which are evaluated and revised as necessary, in estimating the grant-date fair value of each option grant for the year end:

	2016	2015
Expected option life (in years)	7.5	7.5
Expected volatility	34.34%	43.11%
Expected dividend yield	3.70%	3.72%
Risk-free interest rate	1.45%	1.54%

The expected life of options granted is estimated from past experience activity and represents the period of time that granted options are expected to be outstanding.  The expected volatility is based on historical volatility of the stock using a historical look back that approximates the expected life of the option grant.  The interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant.  CTBI's stock-based compensation expense for the years 2017, 2016, and 2015 was $0.6 million, $0.5 million, and $0.8 million, respectively.  Included in stock-based compensation expense were dividends paid on restricted stock shares in the amount of $53 thousand, $37 thousand, and $80 thousand, respectively, for the same periods.

The 2015 Plan:

CTBI’s stock option activity for the 2015 Plan for the years ended December 31, 2017 and 2016 is summarized as follows:

December 31	2017		2016
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of year	10,000	$33.55	0	$0
Granted	0	0	10,000	33.55
Exercised	0	0	0	0
Forfeited/expired	0	0	0	0
Outstanding at end of year	10,000	$33.55	10,000	$33.55

Exercisable at end of year	0	$0	0	$0

A summary of the status of CTBI’s 2015 Plan for nonvested options as of December 31, 2017, and changes during the year ended December 31, 2017, is presented as follows:

Nonvested Options	Options	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2017	10,000	$6.82
Granted	0	0
Vested	0	0
Forfeited	0	0
Nonvested at December 31, 2017	10,000	$6.82

The weighted average remaining contractual term in years of the options outstanding at December 31, 2017 was 8.1 years.

There were no options granted from the 2015 Plan for the year ended December 31, 2017.

The following table shows the intrinsic values of options exercised, exercisable, and outstanding for the 2015 Plan for the years ended December 31, 2017:

(in thousands)	2017
Options exercised	$0
Options exercisable	0
Outstanding options	136

The following table shows restricted stock activity for the 2015 Plan for the years ended December 31, 2017 and 2016:

December 31	2017		2016
	Grants	Weighted Average Fair Value at Grant	Grants	Weighted Average Fair Value at Grant
Outstanding at beginning of year	17,496	$33.55	0	$0
Granted*	23,668	46.45	18,069	33.55
Vested	(5,751)	35.79	(442)	33.55
Forfeited	(2,328)	41.31	(131)	33.55
Outstanding at end of year	33,085	$41.84	17,496	$33.55

* Grants issued in 2016 were issued under the terms of the 2015 Plan pursuant to awards granted and earned under the 2006 Plan.

The 2006 Plan:

CTBI’s stock option activity for the 2006 Plan for the years ended December 31, 2017, 2016, and 2015 is summarized as follows:

December 31	2017		2016		2015
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of year	61,041	$29.84	118,574	$32.36	98,821	$32.35
Granted	0	0	0	0	20,000	32.27
Exercised	(25,665)	27.01	(57,423)	35.02	(247)	24.12
Forfeited/expired	0	0	(110)	35.41	0	0
Outstanding at end of year	35,376	$31.90	61,041	$29.84	118,574	$32.36

Exercisable at end of year	5,376	$25.22	30,629	$26.64	87,749	$32.12

A summary of the status of CTBI’s 2006 Plan for nonvested options as of December 31, 2017, and changes during the year ended December 31, 2017, is presented as follows:

Nonvested Options	Options	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2017	30,412	$7.00
Granted	0	0
Vested	(412)	8.23
Forfeited	0	0
Nonvested at December 31, 2017	30,000	$6.98

The weighted average remaining contractual term in years of the options outstanding at December 31, 2017 was 6.0 years.

There were no options granted from the 2006 Plan for the years 2017 and 2016.  The weighted-average fair value of options granted from the 2006 Plan during the year 2015 was $0.1 million or $6.60 per share.

The following table shows the intrinsic values of options exercised, exercisable, and outstanding for the 2006 Plan for the years ended December 31, 2017, 2016, and 2015:

(in thousands)	2017	2016	2015
Options exercised	$537	$139	$3
Options exercisable	118	703	275
Outstanding options	538	1,206	334

The following table shows restricted stock activity for the years ended December 31, 2017, 2016, and 2015:

December 31	2017		2016		2015
	Grants	Weighted Average Fair Value at Grant	Grants	Weighted Average Fair Value at Grant	Grants	Weighted Average Fair Value at Grant
Outstanding at beginning of year	11,989	$32.85	64,735	$28.92	101,309	$26.19
Granted	0	0	0	0	10,582	32.27
Vested	(6,214)	32.48	(52,521)	28.01	(46,482)	23.66
Forfeited	(349)	33.31	(225)	32.52	(674)	33.31
Outstanding at end of year	5,426	$33.24	11,989	$32.85	64,735	$28.92

The 1998 Plan:

The 1998 Plan had no outstanding options and no activity for the year ended December 31, 2017.  CTBI’s stock option activity for the 1998 Plan for the years ended December 31, 2016 and 2015 is summarized as follows:

December 31	2016		2015
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of year	2,980	$29.49	43,960	$29.43
Granted	0	0	0	0
Exercised	(2,980)	29.49	(40,980)	29.42
Forfeited/expired	0	0	0	0
Outstanding at end of year	0	$0	2,980	$29.49

Exercisable at end of year	0	$0	2,980	$29.49

The following table shows the intrinsic values of options exercised, exercisable, and outstanding for the 1998 Plan for the years ended December 31, 2016 and 2015:

(in thousands)	2016	2015
Options exercised	$13	$241
Options exercisable	0	16
Outstanding options	0	16

There were no nonvested options in the 1998 Plan for the years December 31, 2017, 2016, and 2015.

The following table shows the unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the plans at December 31, 2017, 2016, and 2015 and the total grant-date fair value of shares vested, cash received from option exercises under all share-based payment arrangements, and the actual tax benefit realized for the tax deductions from option exercises of the share-based payment arrangements for the years ended December 31, 2017, 2016, and 2015.

(in thousands)	2017	2016	2015
Unrecognized compensation cost of unvested share-based compensation arrangements granted under the plan at year-end	$1,242	$835	$495
Grant date fair value of shares vested for the year	564	1,490	1,111
Cash received from option exercises under all share-based payment arrangements for the year	693	2,099	1,212
Tax benefit realized for the tax deductions from option exercises of the share-based payment arrangements for the year	138	3	82

The unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the plans at December 31, 2017 is expected to be recognized over a weighted-average period of 2.6 years.

16.  Operating Leases

Certain premises and equipment are leased under operating leases.  Additionally, certain premises are leased or subleased to third parties.  These leases generally contain renewal options and require CTBI to pay all executory costs, such as taxes, maintenance fees, and insurance.  Minimum non-cancellable rental payments and rental receipts are as follows:

(in thousands)	Payments	Receipts
2018	$2,050	$574
2019	1,673	411
2020	1,626	351
2021	1,515	235
2022	1,392	100
Thereafter	3,783	145
Total	$12,039	$1,816

Rental expense net of rental income under operating leases was $1.4 million for 2017, $1.3 million for 2016, and $1.3 million for 2015.

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

Recurring Measurements

The following tables present the fair value measurements of assets recognized in the accompanying balance sheets measured at fair value on a recurring basis as of December 31, 2017 and December 31, 2016 and indicate the level within the fair value hierarchy of the valuation techniques.

(in thousands)		Fair Value Measurements at December 31, 2017 Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets measured – recurring basis
Available-for-sale securities:
U.S. Treasury and government agencies	$210,572	$64,598	$145,974	$0
State and political subdivisions	145,015	0	145,015	0
U.S. government sponsored agency mortgage-backed securities	205,309	0	205,309	0
Other debt securities	507	0	507	0
CRA investment funds	24,358	24,358	0	0
Mortgage servicing rights	3,484	0	0	3,484

(in thousands)		Fair Value Measurements at December 31, 2016 Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets measured – recurring basis
Available-for-sale securities:
U.S. Treasury and government agencies	$222,464	$44,934	$177,530	$0
State and political subdivisions	133,516	0	133,516	0
U.S. government sponsored agency mortgage-backed securities	225,056	0	225,056	0
Other debt securities	0	0	0	0
CRA investment funds	24,358	24,358	0	0
Mortgage servicing rights	3,433	0	0	3,433

Following is a description of the valuation methodologies and inputs used for assets measured at fair value on a recurring basis and recognized in the accompanying balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy.  These valuation methodologies were applied to all of CTBI’s financial assets carried at fair value.  CTBI had no liabilities measured and recorded at fair value as of December 31, 2017 and December 31, 2016.  There have been no significant changes in the valuation techniques during the year ended December 31, 2017.  For assets classified within Level 3 of the fair value hierarchy, the process used to develop the reported fair value is described below.

Available-for-Sale Securities

Securities classified as available-for-sale are reported at fair value on a recurring basis.  U.S. Treasury and government agencies and CTBI’s CRA investment funds are classified as Level 1 of the valuation hierarchy where quoted market prices are available in the active market on which the individual securities are traded.

If quoted market prices are not available, CTBI obtains fair value measurements from an independent pricing service, such as Interactive Data, which utilizes pricing models to determine fair value measurement.  CTBI reviews the pricing quarterly to verify the reasonableness of the pricing.  The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions, among other factors.  U.S. Treasury and government agencies, state and political subdivisions, U.S. government sponsored agency mortgage-backed securities, and other debt securities are classified as Level 2 inputs.

In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy.  Fair value determinations for Level 3 measurements are estimated on a quarterly basis where assumptions used are reviewed to ensure the estimated fair value complies with accounting standards generally accepted in the United States.  As of December 31, 2017, CTBI does not own any securities valued using Level 3 inputs.

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

Transfers between Levels

There were no transfers between Levels 1, 2, and 3 as of December 31, 2017.

Level 3 Reconciliation

Following is a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the accompanying balance sheet using significant unobservable (Level 3) inputs:

Mortgage Servicing Rights

(in thousands)	2017	2016
Beginning balance	$3,433	$3,236
Total recognized gains (losses)
Included in net income	91	164
Issues	412	521
Settlements	(452)	(488)
Ending balance	$3,484	$3,433

Total gains (losses) for the period included in net income attributable to the change in unrealized gains or losses related to assets still held at the reporting date	$91	$164

Realized and unrealized gains and losses for items reflected in the table above are included in net income in the consolidated statements of income as follows:

Noninterest Income

(in thousands)	2017	2016
Total losses	$(361)	$(324)

Nonrecurring Measurements

The following tables present the fair value measurements of assets recognized in the accompanying balance sheets measured at fair value on a nonrecurring basis as of December 31, 2017 and December 31, 2016 and indicate the level within the fair value hierarchy of the valuation techniques.

(in thousands)		Fair Value Measurements at December 31, 2017 Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets measured – nonrecurring basis
Impaired loans (collateral dependent)	$2,709	$0	$0	$2,709
Other real estate owned	18,951	0	0	18,951

(in thousands)		Fair Value Measurements at December 31, 2016 Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets measured – nonrecurring basis
Impaired loans (collateral dependent)	$5,506	$0	$0	$5,506
Other real estate owned	4,388	0	0	4,388

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

Loans considered impaired under ASC 310-35, Impairment of a Loan, are loans for which, based on current information and events, it is probable that the creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement.  Impaired loans are subject to nonrecurring fair value adjustments to reflect subsequent (i) partial write-downs that are based on the observable market price or current appraised value of the collateral or (ii) the full charge-off of the loan carrying value.  Fair value adjustments on impaired loans disclosed above were $1.0 million and $0.6 million for the years ended December 31, 2017 and December 31, 2016, respectively.

Other Real Estate Owned

In accordance with the provisions of ASC 360, Property, Plant, and Equipment, other real estate owned (OREO) is carried at the lower of fair value at acquisition date or current estimated fair value, less estimated cost to sell when the real estate is acquired.  Estimated fair value of OREO is based on appraisals or evaluations.  OREO is classified within Level 3 of the fair value hierarchy.  Long-lived assets are subject to nonrecurring fair value adjustments to reflect subsequent partial write-downs that are based on the observable market price or current appraised value of the collateral.  Fair value adjustments on other real estate owned discussed above were $2.5 million and $1.2 million for the years ended December 31, 2017 and December 31, 2016, respectively.

Our policy for determining the frequency of periodic reviews is based upon consideration of the specific properties and the known or perceived market fluctuations in a particular market and is typically between 12 and 18 months but generally not more than 24 months.  Appraisers are selected from the list of approved appraisers maintained by management.

Unobservable (Level 3) Inputs

The following tables present quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements at December 31, 2017 and December 31, 2016.

(in thousands)	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at December 31, 2017	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Mortgage servicing rights	$3,484	Discount cash flows, computer pricing model	Constant prepayment rate	7.0% - 45.0% (10.0%)
			Probability of default	0.0% - 100.0% (3.0%)
			Discount rate	10.0% - 11.5% (10.1%)

Impaired loans (collateral-dependent)	$2,709	Market comparable properties	Marketability discount	1.9% - 89.8% (38.5%)

Other real estate owned	$18,951	Market comparable properties	Comparability adjustments	6.0% - 58.6% (15.0%)

(in thousands)	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at December 31, 2016	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Mortgage servicing rights	$3,433	Discount cash flows, computer pricing model	Constant prepayment rate	7.0% - 27.0% (9.5%)
			Probability of default	0.0% - 100.0% (3.0%)
			Discount rate	10.0% - 11.5% (10.1%)

Impaired loans (collateral-dependent)	$5,506	Market comparable properties	Marketability discount	0.0% - 100.0% (33.7%)

Other real estate owned	$4,388	Market comparable properties	Comparability adjustments	10.0% - 100.0% (14.9%)

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

Fair Value of Financial Instruments

The following table presents estimated fair value of CTBI’s financial instruments as of December 31, 2017 and indicates the level within the fair value hierarchy of the valuation techniques.

(in thousands)		Fair Value Measurements at December 31, 2017 Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$175,274	$175,274	$0	$0
Certificates of deposit in other banks	9,800	0	9,772	0
Securities available-for-sale	585,761	88,956	496,805	0
Securities held-to-maturity	659	0	660	0
Loans held for sale	1,033	1,060	0	0
Loans, net	3,086,789	0	0	3,092,437
Federal Home Loan Bank stock	17,927	0	17,927	0
Federal Reserve Bank stock	4,887	0	4,887	0
Accrued interest receivable	13,338	0	13,338	0
Mortgage servicing rights	3,484	0	0	3,484

Financial liabilities:
Deposits	$3,263,863	$790,930	$2,319,278	$0
Repurchase agreements	243,814	0	0	243,932
Federal funds purchased	7,312	0	7,312	0
Advances from Federal Home Loan Bank	845	0	841	0
Long-term debt	59,341	0	0	44,166
Accrued interest payable	2,228	0	2,228	0

Unrecognized financial instruments:
Letters of credit	$0	$0	$0	$0
Commitments to extend credit	0	0	0	0
Forward sale commitments	0	0	0	0

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

At December 31, CTBI had the following off-balance sheet financial instruments, whose approximate contract amounts represent additional credit risk to CTBI:

(in thousands)	2017	2016
Standby letters of credit	$29,308	$29,917
Commitments to extend credit	516,731	570,467
Total off-balance sheet financial instruments	$546,039	$600,384

Standby letters of credit represent conditional commitments to guarantee the performance of a third party.  The credit risk involved is essentially the same as the risk involved in making loans.  At December 31, 2017, we maintained a credit loss reserve recorded in other liabilities of approximately $7 thousand relating to these financial standby letters of credit.  The reserve coverage calculation was determined using essentially the same methodology as used for the allowance for loan and lease losses.  Approximately 64% of the total standby letters of credit are secured, with $15.3 million of the total $29.3 million secured by cash.  Collateral for the remaining secured standby letters of credit varies but is comprised primarily of accounts receivable, inventory, property, equipment, and income-producing properties.

Commitments to extend credit are agreements to originate loans to customers as long as there is no violation of any condition of the contract.  At December 31, 2017, a credit loss reserve recorded in other liabilities of $248 thousand was maintained relating to these commitments.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since a portion of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  Each customer’s creditworthiness is evaluated on a case-by-case basis.  The amount of collateral obtained, if deemed necessary, is based on management’s credit evaluation of the counterparty.  Collateral held varies, but may include accounts receivable, inventory, property, plant and equipment, commercial real estate, and residential real estate.  A portion of the commitments is to extend credit at fixed rates.  Fixed rate loan commitments at December 31, 2017 of $52.2 million had interest rates ranging predominantly from 3.00% to 5.00%, respectively, and terms predominantly two years or less.  These credit commitments were based on prevailing rates, terms, and conditions applicable to other loans being made at December 31, 2017.

Included in our commitments to extend credit are mortgage loans in the process of origination which are intended for sale to investors in the secondary market.  These forward sale commitments are on an individual loan basis that CTBI originates as part of its mortgage banking activities.  CTBI commits to sell the loans at specified prices in a future period, typically within 60 days.  These commitments are acquired to reduce market risk on mortgage loans in the process of origination and mortgage loans held for sale since CTBI is exposed to interest rate risk during the period between issuing a loan commitment and the sale of the loan into the secondary market.  Total mortgage loans in the process of origination amounted to $2.5 million and $2.9 million at December 31, 2017 and 2016, respectively, and mortgage loans held for sale amounted to $1.0 million and $1.2 million for the years ended December 31, 2017 and 2016, respectively.

19.  Concentrations of Credit Risk

CTBI’s banking activities include granting commercial, residential, and consumer loans to customers primarily located in eastern, northeastern, central, and south central Kentucky, southern West Virginia, and northeastern Tennessee.  CTBI is continuing to manage all components of its portfolio mix in a manner to reduce risk from changes in economic conditions. Concentrations of credit, as defined for regulatory purposes, are reviewed quarterly by management to ensure that internally established limits based on Tier 1 Capital plus the allowance for loan and lease losses are not exceeded.  At December 31, 2017 and 2016, our concentrations of hotel/motel industry credits were 47% and 41% of Tier 1 Capital plus the allowance for loan and lease losses, respectively.  Lessors of non-residential buildings credits were 45% and 45%, respectively.  Lessors of residential buildings and dwellings were 39% and 37%, respectively.  These percentages are within our internally established limits regarding concentrations of credit.

20.  Commitments and Contingencies

CTBI and our subsidiaries, and from time to time, our officers, are named defendants in legal actions arising from ordinary business activities.  Management, after consultation with legal counsel, believes any pending actions at December 31, 2017 are without merit or that the ultimate liability, if any, will not materially affect our consolidated financial position or results of operations.

CTB will be required to make certain customer reimbursements related to two deposit add-on products.  As previously discussed in CTBI’s prior year Form 10-K and most recent Form 10-Q, management established a related accrual in 2014, which was not considered material.  The time period and amount of the reimbursements have not yet been determined; therefore, the actual amount may materially vary from the amount management has evaluated as most likely at December 31, 2017.

21.  Regulatory Matters

CTBI’s principal source of funds is dividends received from our banking subsidiary, CTB.  Regulations limit the amount of dividends that may be paid by CTB without prior approval.  During 2018, approximately $56.1 million plus any 2018 net profits can be paid by CTB without prior regulatory approval.

The Federal Reserve Bank adopted quantitative measures which assign risk weightings to assets and off-balance sheet items and also define and set minimum regulatory capital requirements (risk based capital ratios).  All banks are required to have a minimum Tier 1 (core capital) leverage ratio of 4% of adjusted quarterly average assets, common equity Tier 1 capital ratio of at least 4.5% of risk-weighted assets, Tier 1 capital of at least 6% of risk-weighted assets, and total capital of at least 8% of risk-weighted assets.  Tier 1 capital consists principally of shareholders’ equity including capital-qualifying subordinated debt but excluding unrealized gains and losses on securities available-for-sale, less goodwill and certain other intangibles.  Total capital consists of Tier 1 capital plus certain debt instruments and the reserve for credit losses, subject to limitation.  Failure to meet certain capital requirements can initiate certain actions by regulators that, if undertaken, could have a direct material effect on our consolidated financial statements.  The regulations also define well-capitalized levels of Tier 1 leverage, common equity Tier 1 capital, Tier 1, and total capital as 5%, 6.5%, 8%, and 10%, respectively.  We had Tier 1 leverage, common equity Tier 1 capital, Tier 1, and total capital ratios above the well-capitalized levels at December 31, 2017 and 2016.  We believe, as of December 31, 2017, CTBI meets all capital adequacy requirements for which it is subject to be defined as well-capitalized under the regulatory framework for prompt corrective action.

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

Consolidated Capital Ratios

	Actual		For Capital Adequacy Purposes
(in thousands)	Amount	Ratio	Amount	Ratio
As of December 31, 2017:
Tier 1 capital (to average assets)	$525,707	12.89%	$163,136	4.00%
Common equity Tier 1 capital (to risk weighted assets)	468,207	15.33	137,438	4.50
Tier 1 capital (to risk weighted assets)	525,707	17.22	183,173	6.00
Total capital (to risk weighted assets)	562,114	18.41	244,265	8.00

As of December 31, 2016:
Tier 1 capital (to average assets)	$496,432	12.75%	$155,743	4.00%
Common equity Tier 1 capital (to risk weighted assets)	436,932	15.18	129,525	4.50
Tier 1 capital (to risk weighted assets)	496,432	17.25	172,672	6.00
Total capital (to risk weighted assets)	532,332	18.50	230,198	8.00

Community Trust Bank, Inc.’s Capital Ratios

	Actual		For Capital Adequacy Purposes		To Be Well-Capitalized Under Prompt Corrective Action Provision
(in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2017:
Tier 1 capital (to average assets)	$501,537	12.35%	$162,441	4.00%	$203,051	5.00%
Common equity Tier 1 capital (to risk weighted assets)	501,537	16.46	137,115	4.50	198,055	6.50
Tier 1 capital (to risk weighted assets)	501,537	16.46	182,820	6.00	243,760	8.00
Total capital (to risk weighted assets)	537,944	17.65	243,827	8.00	304,784	10.00

As of December 31, 2016:
Tier 1 capital (to average assets)	$472,615	12.19%	$155,083	4.00%	$193,854	5.00%
Common equity Tier 1 capital (to risk weighted assets)	472,615	16.46	129,208	4.50	186,634	6.50
Tier 1 capital (to risk weighted assets)	472,615	16.46	172,278	6.00	229,704	8.00
Total capital (to risk weighted assets)	508,515	17.71	229,708	8.00	287,134	10.00

On July 2, 2013, the Federal Reserve approved final rules that substantially amend the regulatory risk-based capital rules applicable to CTBI and CTB.  The FDIC subsequently approved these rules.  The final rules implement the “Basel III” regulatory capital reforms and changes required by the Dodd-Frank Act.

The rules include new risk-based capital and leverage ratios, which are being phased in from 2015 to 2019, and refine the definition of what constitutes “capital” for purposes of calculating those ratios.  The new minimum capital level requirements applicable to CTBI and CTB under the final rules are: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 capital ratio of 6% (increased from 4%); (iii) a total capital ratio of 8% (unchanged from previous rules); and (iv) a Tier 1 leverage ratio of 4% for all institutions.  The final rules also establish a “capital conservation buffer” above the new regulatory minimum capital requirements, which must consist entirely of common equity Tier 1 capital.  The capital conservation buffer began to be phased in on January 1, 2016 at 0.625% of risk-weighted assets and will increase by 0.625% annually until fully implemented in January 2019.  An institution is subject to limitations on certain activities including payment of dividends, share repurchases, and discretionary bonuses to executive officers if its capital level is below the total capital plus capital conservation buffer amount.

The final rules also implement revisions and clarifications consistent with Basel III regarding the various components of Tier 1 capital, including common equity, unrealized gains and losses (which are not considered a component of Tier 1 capital), as well as certain instruments that will no longer qualify as Tier 1 capital, some of which will be phased out over time.  However, the final rules provide that small depository institution holding companies with less than $15 billion in total assets as of December 31, 2009 (which includes CTBI) will be able to permanently include non-qualifying instruments that were issued and included in Tier 1 or Tier 2 capital prior to May 19, 2010 in additional Tier 1 or Tier 2 capital until they redeem such instruments or until the instruments mature.

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

22.  Parent Company Financial Statements

Condensed Balance Sheets

(in thousands) December 31	2017	2016
Assets:
Cash on deposit	$1,500	$1,525
Investment in and advances to subsidiaries	587,575	556,975
Goodwill	4,973	4,973
Premises and equipment, net	250	142
Other assets	200	391
Total assets	$594,498	$564,006

Liabilities and shareholders’ equity:
Long-term debt	$61,341	$61,341
Other liabilities	2,458	2,050
Total liabilities	63,799	63,391

Shareholders’ equity	530,699	500,615

Total liabilities and shareholders’ equity	$594,498	$564,006

Condensed Statements of Income and Comprehensive Income

(in thousands) Year Ended December 31	2017	2016	2015
Income:
Dividends from subsidiary banks	$24,661	$20,708	$19,808
Other income	904	459	414
Total income	25,565	21,167	20,222

Expenses:
Interest expense	1,723	1,417	1,170
Depreciation expense	116	107	130
Other expenses	2,858	2,256	2,465
Total expenses	4,697	3,780	3,765

Income before income taxes and equity in undistributed income of subsidiaries	20,868	17,387	16,457
Income tax benefit	(1,445)	(1,373)	(1,371)
Income before equity in undistributed income of subsidiaries	22,313	18,760	17,828
Equity in undistributed income of subsidiaries	29,180	28,586	28,604

Net income	$51,493	$47,346	$46,432

Other comprehensive loss:
Unrealized holding losses on securities available-for-sale:
Unrealized holding losses arising during the period	(820)	(4,578)	(342)
Less: Reclassification adjustments for realized gains (losses) included in net income	73	522	(106)
Tax benefit	(312)	(1,785)	(83)
Implementation of ASU 2018-02	(621)	0	0
Other comprehensive loss, net of tax	(1,202)	(3,315)	(153)
Comprehensive income	$50,291	$44,031	$46,279

Condensed Statements of Cash Flows

(in thousands) Year Ended December 31	2017	2016	2015
Cash flows from operating activities:
Net income	$51,493	$47,346	$46,432
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	116	107	130
Equity in undistributed earnings of subsidiaries	(29,180)	(28,586)	(28,604)
Stock-based compensation	636	458	783
Excess tax benefits of stock-based compensation	0	100	104
Gain on debt repurchase	(560)	0	0
Changes in:
Other assets	145	519	240
Other liabilities	412	(90)	968
Net cash provided by operating activities	23,062	19,854	20,053

Cash flows from investing activities:
Payment for investment in subsidiary	(1,440)	0	0
Purchase of premises and equipment	(179)	(104)	(45)
Net cash used in investing activities	(1,619)	(104)	(45)

Cash flows from financing activities:
Issuance of common stock	1,513	2,985	2,082
Repurchase of common stock	0	(382)	(189)
Excess tax benefits of stock-based compensation	0	(100)	(104)
Dividends paid	(22,981)	(22,190)	(21,330)
Net cash used in financing activities	(21,468)	(19,687)	(19,541)

Net increase (decrease) in cash and cash equivalents	(25)	63	467
Cash and cash equivalents at beginning of year	1,525	1,462	995
Cash and cash equivalents at end of year	$1,500	$1,525	$1,462

23.  Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

Year Ended December 31 (in thousands except per share data)	2017	2016	2015
Numerator:
Net income	$51,493	$47,346	$46,432

Denominator:
Basic earnings per share:
Weighted average shares	17,631	17,548	17,431
Diluted earnings per share:
Dilutive effect of equity grants	22	18	52
Adjusted weighted average shares	17,653	17,566	17,483

Earnings per share:
Basic earnings per share	$2.92	$2.70	$2.66
Diluted earnings per share	2.92	2.70	2.66

There were no options to purchase common shares that were excluded from the diluted calculations above for the years ended December 31, 2017 and 2016.  In addition to in-the-money stock options, unvested restricted stock grants were also used in the calculation of diluted earnings per share based on the treasury method.  Options to purchase 58,063 common shares at a weighted average price of $35.409 were excluded from the diluted calculations above for the year ended December 31, 2015, because the exercise prices on the options were greater than the average market price for the period.

24.  Accumulated Other Comprehensive Income

Unrealized gains (losses) on AFS securities

Amounts reclassified from accumulated other comprehensive income (AOCI) and the affected line items in the statements of income during the years ended December 31, 2017, 2016, and 2015 were:

	Amounts Reclassified from AOCI
Year Ended December 31 (in thousands)	2017	2016	2015
Affected line item in the statements of income
Securities gains (losses)	$73	$522	$(106)
Tax expense (benefit)	26	183	(37)
Total reclassifications out of AOCI	$47	$339	$(69)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders, Board of Directors, and Audit Committee
Community Trust Bancorp, Inc.
Pikeville, Kentucky

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Community Trust Bancorp, Inc. (Company) as of December 31, 2017 and 2016, the related consolidated statements of income and comprehensive income, changes in shareholder’s equity and cash flows for each of the years in the three-year period ended December 31, 2017 (collectively referred to as the financial statements).  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 28, 2018, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits.

We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the Public Company Accounting Oversight Board (United States).

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.  Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud and performing procedures that respond to those risks.  Such procedures include examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements.  Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements.  We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company’s auditor since 2006.

/s/ BKD, LLP
Louisville, Kentucky
February 28, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders, Board of Directors, and Audit Committee
Community Trust Bancorp, Inc.
Pikeville, Kentucky

Opinion on the Internal Control over Financial Reporting

We have audited Community Trust Bancorp, Inc.’s (Company) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company and our report dated February 28, 2018, expressed an unqualified opinion thereon.

Basis for Opinion

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

We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the U.S. Securities and Exchange Commission and the Public Company Accounting Oversight Board (United States).

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

Definitions and Limitations of Internal Control Over Financial Reporting

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

/s/ BKD, LLP
Louisville, Kentucky
February 28, 2018

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

CTBI’s management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934.  As of December 31, 2017, an evaluation was carried out by CTBI’s management, with the participation of our Chief Executive Officer and our Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, management concluded that disclosure controls and procedures as of December 31, 2017 were effective in ensuring material information required to be disclosed in this annual report on Form 10-K was recorded, processed, summarized, and reported on a timely basis.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

Management has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2017 based on the control criteria in the 2013 COSO Framework issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission.  Based on such evaluation, we have concluded that CTBI’s internal control over financial reporting is effective as of December 31, 2017.

There were no changes in CTBI’s internal control over financial reporting that occurred during the year ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, CTBI’s internal control over financial reporting.

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

Management has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2017 based on the control criteria in the 2013 COSO Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on such evaluation, we have concluded that CTBI’s internal control over financial reporting is effective as of December 31, 2017.

The effectiveness of CTBI’s internal control over financial reporting as of December 31, 2017 has been audited by BKD, LLP, an independent registered public accounting firm that audited the CTBI’s consolidated financial statements included in this annual report.

February 28, 2018               /s/ Jean R. Hale
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

Name and Age (1)	Positions and Offices Currently Held	Date First Became Director or Executive Officer		Principal Occupation
Jean R. Hale; 71	Chairman, President and CEO	1992		Chairman, President and CEO of Community Trust Bancorp, Inc.

Mark A. Gooch; 59	Executive Vice President and Secretary	1997		President and CEO of Community Trust Bank, Inc.

Larry W. Jones; 71	Executive Vice President	2002		Executive Vice President/ Central Kentucky Region President of Community Trust Bank, Inc.

James B. Draughn; 58	Executive Vice President	2001		Executive Vice President/Operations of Community Trust Bank, Inc.

Kevin J. Stumbo; 57	Executive Vice President, Chief Financial Officer, and Treasurer	2002		Executive Vice President/ Chief Financial Officer of Community Trust Bank, Inc.

Ricky D. Sparkman; 55	Executive Vice President	2002		Executive Vice President/ South Central Region President of Community Trust Bank, Inc.

Richard W. Newsom; 63	Executive Vice President	2002		Executive Vice President/ Eastern Region President of Community Trust Bank, Inc.

James J. Gartner; 76	Executive Vice President	2002		Executive Vice President/ Chief Credit Officer of Community Trust Bank, Inc.

Steven E. Jameson; 61	Executive Vice President	2004	(2)	Executive Vice President/ Chief Internal Audit & Risk Officer

D. Andrew Jones; 55	Executive Vice President	2010		Executive Vice President/ Northeastern Region President of Community Trust Bank, Inc.

Andy D. Waters; 52	Executive Vice President	2011		President and CEO of Community Trust and Investment Company

C. Wayne Hancock; 43	Executive Vice President	2014	(3)	Executive Vice President/Senior Staff Attorney

(1)	The ages listed for CTBI’s executive officers are as of February 28, 2018.

(2)	Mr. Jameson is a non-voting member of the Executive Committee.

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

Equity Compensation Plan Information

The following table provides information as of December 31, 2017, with respect to compensation plans under which common shares of CTBI are authorized for issuance to officers or employees in exchange for consideration in the form of services provided to CTBI and/or its subsidiaries.  At December 31, 2017, we maintained one active and two inactive incentive stock option plans covering key employees.  The 2015 Stock Ownership Incentive Plan (“2015 Plan”) was approved by the Board of Directors and the Shareholders in 2015.  The 2006 Stock Ownership Incentive Plan (“2006 Plan”) was approved by the Board of Directors and the Shareholders in 2006.  The 2006 Plan was rendered inactive as of April 28, 2015.  The 1998 Stock Option Plan (“1998 Plan”) was approved by the Board of Directors and the Shareholders in 1998.  The 1998 Plan was rendered inactive as of April 26, 2006.  The 2015 Plan has 550,000 shares authorized, 519,140 of which were available at December 31, 2017.  Shares issuable pursuant to awards which were granted under the prior plans on or before their respective expiration or termination dates will be issued from the remaining shares reserved for issuance under the prior plans. The shares of common stock reserved for issuance under the prior plans in excess of the number of shares as to which options or other benefits are awarded thereunder, and any shares as to which options or other benefits granted under the prior plans may lapse, expire, terminate or be canceled, will not be reserved and available for issuance or reissuance under the 2015 Plan.

	A	B	C
Plan Category (shares in thousands)	Number of Common Shares to be Issued Upon Exercise	Weighted Average Price	Number of Securities Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in Column A)
Equity compensation plans approved by shareholders:
Stock options	45	$32.26	519
Equity compensation plans not approved by shareholders	0	--	0

Total			519

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

10.7	Senior Management Incentive Compensation Plan (2018) {incorporated herein by reference to current report on Form 8-K dated January 23, 2018}

10.8	Restricted Stock Agreement {incorporated herein by reference to Form 10-K for the fiscal year ended December 31, 2011 under SEC file no. 000-111-29}

10.9	Employee Incentive Compensation Plan (2018) {incorporated herein by reference to current report on Form 8-K dated January 23, 2018}

10.10	Amendment to the Community Trust Bancorp, Inc. 2006 Stock Ownership Incentive Plan {incorporated herein by reference to current report on Form 8-K dated January 26, 2012}

10.11	Community Trust Bancorp, Inc. 2015 Stock Ownership Incentive Plan {incorporated herein by reference to registration statement no. 333-208053}

10.15	Community Trust Bancorp, Inc. 2015 Executive Committee Long-Term Incentive Compensation Plan {incorporated herein by reference to current report on Form 8-K dated January 27, 2015}

10.16	Community Trust Bancorp, Inc. 2016 Executive Committee Long-Term Incentive Compensation Plan {incorporated herein by reference to current report on Form 8-K dated January 28, 2016}

10.17	Community Trust Bancorp, Inc. 2017 Executive Committee Long-Term Incentive Compensation Plan {incorporated herein by reference to current report on Form 8-K dated January 24, 2017}

10.18	Community Trust Bancorp, Inc. 2018 Executive Committee Long-Term Incentive Compensation Plan {incorporated herein by reference to current report on Form 8-K dated January 23, 2018}

21	List of subsidiaries

23.1	Consent of BKD, LLP, Independent Registered Public Accounting Firm

31.1	Certification of Principal Executive Officer (Jean R. Hale, Chairman, President, and Chief Executive Officer)

31.2	Certification of Principal Financial Officer (Kevin J. Stumbo, Executive Vice President, Chief Financial Officer, and Treasurer)

32.1	Certification of Jean R. Hale, Chairman, President and CEO, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

10.4	Community Trust Bancorp, Inc. 1998 Stock Option Plan {incorporated herein by reference}

10.5	Community Trust Bancorp, Inc. 2006 Stock Ownership Incentive Plan {incorporated herein by reference}

10.6	Form of Severance Agreement between Community Trust Bancorp, Inc. and executive officers (currently in effect with respect to twelve executive officers) {incorporated herein by reference}

10.7	Senior Management Incentive Compensation Plan (2018) {incorporated herein by reference}

10.8	Restricted Stock Agreement{incorporated herein by reference}

10.9	Employee Incentive Compensation Plan (2018) {incorporated herein by reference}

10.10	Amendment to the Community Trust Bancorp, Inc. 2006 Stock Ownership Incentive Plan {incorporated herein by reference}

10.11	Community Trust Bancorp, Inc. 2015 Stock Ownership Incentive Plan {incorporated herein by reference}

10.15	Community Trust Bancorp, Inc. 2015 Executive Committee Long-Term Incentive Compensation Plan {incorporated herein by reference}

10.16	Community Trust Bancorp, Inc. 2016 Executive Committee Long-Term Incentive Compensation Plan {incorporated herein by reference}

10.17	Community Trust Bancorp, Inc. 2017 Executive Committee Long-Term Incentive Compensation Plan {incorporated herein by reference}

10.18	Community Trust Bancorp, Inc. 2018 Executive Committee Long-Term Incentive Compensation Plan {incorporated herein by reference}

21	List of subsidiaries

23.1	Consent of BKD, LLP, Independent Registered Public Accounting Firm

31.1	Certification of Principal Executive Officer (Jean R. Hale, Chairman, President and CEO)

31.2	Certification of Principal Financial Officer (Kevin J. Stumbo, Executive Vice President, Chief Financial Officer, and Treasurer)

32.1	Certification of Jean R. Hale, Chairman, President and CEO, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

COMMUNITY TRUST BANCORP, INC.

February 28, 2018	By:	/s/ Jean R. Hale
Jean R. Hale
Chairman, President, and Chief Executive Officer

/s/ Kevin J. Stumbo
Kevin J. Stumbo
Executive Vice President, Chief Financial Officer, and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

February 28, 2018	/s/ Jean R. Hale	Chairman, President, and Chief Executive Officer
Jean R. Hale

February 28, 2018	/s/ Kevin J. Stumbo	Executive Vice President, Chief Financial Officer, and Treasurer
Kevin J. Stumbo

February 28, 2018	/s/ Charles J. Baird	Director
Charles J. Baird

February 28, 2018	/s/ Nick Carter	Director
Nick Carter

February 28, 2018	/s/ James E. McGhee, II	Director
James E. McGhee II

February 28, 2018	/s/ M. Lynn Parrish	Director
M. Lynn Parrish

February 28, 2018	/s/ James R. Ramsey	Director
James R. Ramsey

February 28, 2018	/s/ Anthony W. St. Charles	Director
Anthony W. St. Charles