Form 10-Q
period 2018-03-31
COMMUNITY TRUST BANCORP INC /KY/
filed 2018-05-09
CIK 350852

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018

or

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

Common stock – 17,725,313 shares outstanding at April 30, 2018

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

The accompanying condensed consolidated financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all of the disclosures normally required by accounting principles generally accepted in the United States of America or those normally made in the Registrant’s annual report on Form 10-K.  Accordingly, the reader of the Form 10-Q should refer to the Registrant’s Form 10-K for the year ended December 31, 2017 for further information in this regard.

Community Trust Bancorp, Inc.
Condensed Consolidated Balance Sheets

(dollars in thousands)	(unaudited) March 31 2018	December 31 2017
Assets:
Cash and due from banks	$44,792	$47,528
Interest bearing deposits	149,676	127,746
Cash and cash equivalents	194,468	175,274

Certificates of deposit in other banks	8,085	9,800
Securities available-for-sale at fair value (amortized cost of $614,333 and $590,199, respectively)	604,890	585,761
Securities held-to-maturity at amortized cost (fair value of $660 and $660, respectively)	659	659
Loans held for sale	1,145	1,033

Loans	3,118,241	3,122,940
Allowance for loan and lease losses	(35,189)	(36,151)
Net loans	3,083,052	3,086,789

Premises and equipment, net	45,860	46,318
Federal Home Loan Bank stock	17,927	17,927
Federal Reserve Bank stock	4,887	4,887
Goodwill	65,490	65,490
Bank owned life insurance	63,896	65,354
Mortgage servicing rights	3,706	3,484
Other real estate owned	32,004	31,996
Other assets	69,668	41,459
Total assets	$4,195,737	$4,136,231

Liabilities and shareholders’ equity:
Deposits:
Noninterest bearing	$825,345	$790,930
Interest bearing	2,494,325	2,472,933
Total deposits	3,319,670	3,263,863

Repurchase agreements	244,822	243,814
Federal funds purchased	7,078	7,312
Advances from Federal Home Loan Bank	822	845
Long-term debt	59,341	59,341
Deferred taxes	3,411	4,434
Other liabilities	23,104	25,923
Total liabilities	3,658,248	3,605,532

Shareholders’ equity:
Preferred stock, 300,000 shares authorized and unissued	-	-
Common stock, $5 par value, shares authorized 25,000,000; shares outstanding 2018 – 17,720,737; 2017 – 17,692,912	88,603	88,465
Capital surplus	222,154	221,472
Retained earnings	234,192	224,268
Accumulated other comprehensive loss, net of tax	(7,460)	(3,506)
Total shareholders’ equity	537,489	530,699

Total liabilities and shareholders’ equity	$4,195,737	$4,136,231

See notes to condensed consolidated financial statements.

Community Trust Bancorp, Inc.
Condensed Consolidated Statements of Income and Comprehensive Income
(unaudited)

	Three Months Ended
	March 31
(in thousands except per share data)	2018	2017
Interest income:
Interest and fees on loans, including loans held for sale	$36,577	$33,475
Interest and dividends on securities
Taxable	2,470	2,030
Tax exempt	697	749
Interest and dividends on Federal Reserve Bank and Federal Home Loan Bank stock	333	276
Other, including interest on federal funds sold	503	238
Total interest income	40,580	36,768

Interest expense:
Interest on deposits	4,872	2,941
Interest on repurchase agreements	635	338
Interest on advances from Federal Home Loan Bank	2	3
Interest on long-term debt	480	396
Total interest expense	5,989	3,678

Net interest income	34,591	33,090
Provision for loan losses	946	1,229
Net interest income after provision for loan losses	33,645	31,861

Noninterest income:
Service charges on deposit accounts	6,221	5,960
Gains on sales of loans, net	279	256
Trust and wealth management income	2,958	2,586
Loan related fees	1,144	1,005
Bank owned life insurance	1,764	524
Brokerage revenue	283	312
Securities losses	(288)	(8)
Other noninterest income	949	944
Total noninterest income	13,310	11,579

Noninterest expense:
Officer salaries and employee benefits	3,214	3,264
Other salaries and employee benefits	12,405	11,660
Occupancy, net	2,116	2,027
Equipment	717	786
Data processing	1,636	1,789
Bank franchise tax	1,701	1,520
Legal fees	474	442
Professional fees	502	496
Advertising and marketing	732	685
FDIC insurance	314	292
Other real estate owned provision and expense	939	916
Repossession expense	409	201
Amortization of limited partnership investments	500	605
Other noninterest expense	3,022	2,961
Total noninterest expense	28,681	27,644

Income before income taxes	18,274	15,796
Income taxes	2,460	4,519
Net income	15,814	11,277

Other comprehensive income (loss):
Unrealized holding gains (losses) on securities available-for-sale:
Unrealized holding gains (losses) arising during the period	(5,498)	1,115
Less: Reclassification adjustments for realized gains (losses) included in net income	149	(8)
Tax expense (benefit)	(1,186)	393
Unrealized holding gain (loss) on securities available-for-sale, net of tax	(4,461)	730
Implementation of ASU 2016-01	507	0
Other comprehensive income (loss), net of tax	(3,954)	730
Comprehensive income	$11,860	$12,007

Basic earnings per share	$0.89	$0.64
Diluted earnings per share	$0.89	$0.64

Weighted average shares outstanding-basic	17,671	17,615
Weighted average shares outstanding-diluted	17,687	17,638

Dividends declared per share	$0.33	$0.32

See notes to condensed consolidated financial statements.

Community Trust Bancorp, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended
	March 31
(in thousands)	2018	2017
Cash flows from operating activities:
Net income	$15,814	$11,277
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	965	1,021
Deferred taxes	163	122
Stock-based compensation	236	147
Provision for loan losses	946	1,229
Write-downs of other real estate owned and other repossessed assets	467	538
Gains on sale of mortgage loans held for sale	(279)	(256)
Securities losses	288	8
(Gains)/losses on sale of assets, net	(68)	11
Proceeds from sale of mortgage loans held for sale	12,811	11,133
Funding of mortgage loans held for sale	(12,644)	(12,232)
Amortization of securities premiums and discounts, net	1,132	800
Change in cash surrender value of bank owned life insurance	(1,580)	(354)
Mortgage servicing rights:
Fair value adjustments	(122)	42
New servicing assets created	(100)	(83)
Changes in:
Other assets	(28,246)	(2,045)
Other liabilities	(2,380)	3,197
Net cash provided (used in) by operating activities	(12,597)	14,555

Cash flows from investing activities:
Certificates of deposit in other banks:
Purchase of certificates of deposit	0	(8,820)
Maturity of certificates of deposit	1,715	235
Securities available-for-sale (AFS):
Purchase of AFS securities	(113,781)	(46,756)
Proceeds from the sales of AFS securities	50,327	0
Proceeds from prepayments and maturities of AFS securities	37,258	46,764
Securities held-to-maturity (HTM):
Proceeds from maturities of HTM securities	0	8
Change in loans, net	1,945	(33,746)
Purchase of premises and equipment	(507)	(487)
Proceeds from sale and retirement of premises and equipment	19	25
Proceeds from sale of other real estate and repossessed assets	457	427
Proceeds from settlement of bank owned life insurance	3,038	0
Net cash used in investing activities	(19,529)	(42,350)

Cash flows from financing activities:
Change in deposits, net	55,807	78,470
Change in repurchase agreements and federal funds purchased, net	774	12,970
Payments on advances from Federal Home Loan Bank	(23)	(25)
Issuance of common stock	596	367
Dividends paid	(5,834)	(5,662)
Net cash provided by financing activities	51,320	86,120
Net increase in cash and cash equivalents	19,194	58,325
Cash and cash equivalents at beginning of period	175,274	144,716
Cash and cash equivalents at end of period	$194,468	$203,041

Supplemental disclosures:
Income taxes paid	$0	$150
Interest paid	5,290	3,340
Non-cash activities:
Loans to facilitate the sale of other real estate owned and repossessed assets	432	53
Common stock dividends accrued, paid in subsequent quarter	207	209
Real estate acquired in settlement of loans	1,284	856
See notes to condensed consolidated financial statements.

Community Trust Bancorp, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1 - Summary of Significant Accounting Policies

In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments (which consist of normal recurring adjustments) necessary, to present fairly the condensed consolidated financial position as of March 31, 2018, the results of operations and the cash flows for the three months ended March 31, 2018 and 2017.  In accordance with accounting principles generally accepted in the United States of America for interim financial information, these statements do not include certain information and footnote disclosures required by accounting principles generally accepted in the United States of America for complete annual financial statements.  The results of operations and the cash flows for the three months ended March 31, 2018 and 2017 are not necessarily indicative of the results to be expected for the full year.  The condensed consolidated balance sheet as of December 31, 2017 has been derived from the audited consolidated financial statements of Community Trust Bancorp, Inc. (“CTBI”) for that period.  For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2017, included in our annual report on Form 10-K.

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

New Accounting Standards –

➢ Financial Instruments – Overall – In January 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2016-01, Financial Instruments – Overall (Subtopic 825-10).   The amendments in this Update require all equity investments to be measured at fair value with changes in the fair value recognized through net income (other than those accounted for under equity method of accounting or those that result in consolidation of the investee).  The amendments in this Update also require an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments.  In addition, the amendments in this Update eliminate the requirement to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet for public business entities.  Public business entities will be required to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes.  This Update is the final version of Proposed ASU 2013-220—Financial Instruments—Overall (Subtopic 825-10) and Proposed ASU 2013-221—Financial Instruments—Overall (Subtopic 825-10).  For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.  The amendments should be applied by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the year of adoption.  The amendments related to equity securities without readily determinable fair values (including disclosure requirements) should be applied prospectively to equity investments that exist as of the date of adoption.  At December 31, 2017, we had $25 million in equity securities with a net unrealized loss of $0.6 million.  Accordingly, an adjustment has been made as a cumulative effect adjustment to our consolidated balance sheet effective January 1, 2018.  Note 8 below has been modified to reflect the changes in disclosure and the use of a notional exit price.

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

Accounting Standards Codification 606, Revenue from Contracts with Customers (“ASC 606”), establishes principles for reporting information about the nature, amount, timing and uncertainty of revenue and cash flows arising from the entity's contracts to provide goods or services to customers.  The core principle requires an entity to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration that it expects to be entitled to receive in exchange for those goods or services recognized as performance obligations are satisfied.

The majority of our revenue-generating transactions are not subject to ASC 606, including revenue generated from financial instruments, such as our loans, letters of credit, derivatives and investment securities, as well as revenue related to our mortgage servicing activities, as these activities are subject to other generally accepted accounting principles (“GAAP”) discussed elsewhere within our disclosures.  Descriptions of our revenue-generating activities that are within the scope of ASC 606, which are presented in our income statements as components of noninterest income are as follows:

•
Service charges on deposit accounts represents general service fees for monthly account maintenance and activity- or transaction-based fees and consist of transaction-based revenue, time-based revenue (service period), item-based revenue or some other individual attribute-based revenue.  Revenue is recognized when our performance obligation is completed which is generally monthly for account maintenance services or when a transaction has been completed.  Payment for such performance obligations are generally received at the time the performance obligations are satisfied.

•
Trust and wealth management income represents monthly or quarterly fees due from wealth management customers as consideration for managing the customers’ assets.  Wealth management and trust services include custody of assets, investment management, escrow services, fees for trust services, and similar fiduciary activities.  Revenue is recognized when our performance obligation is completed each month or quarter, which is generally the time that payment is received.

•
Brokerage revenue is transaction based and collected upon the settlement of the transaction.  Other sales, such as life insurance, generate commissions from other third parties.  These fees are generally collected monthly.

•
Other noninterest income primarily includes items such as letter of credit fees, gains on sale of loans held for sale and servicing fees related to mortgage and commercial loans, none of which are subject to the requirements of ASC 606.

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

ASU 2016-13 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019.  Early adoption is permitted for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. CTBI has an implementation team working through the provisions of ASU 2016-13 including assessing the impact on its accounting and disclosures.  The team has established the historical data that will be available and has identified the potential loan segments to be analyzed.  Initial data analysis began in the first quarter of 2018.

➢ Statement of Cash Flows – In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. Stakeholders indicated that there is diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows under Topic 230, Statement of Cash Flows, and other Topics.  This ASU addresses the following eight specific cash flow issues: Debt prepayment or debt extinguishment costs; settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies (including bank-owned life insurance policies); distributions received from equity method investees; beneficial interests in securitization transactions; and separately identifiable cash flows and application of the predominance principle.  The amendments in this Update apply to all entities that are required to present a statement of cash flows under Topic 230.  This Update is the final version of Proposed Accounting Standards Update EITF-15F—Statement of Cash Flows—Classification of Certain Cash Receipts and Cash Payments (Topic 230), which has been deleted.  The amendments in this Update are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years.  The amendments in this Update should be applied using a retrospective transition method to each period presented.  If it is impracticable to apply the amendments retrospectively for some of the issues, the amendments for those issues would be applied prospectively as of the earliest date practicable.  We adopted this ASU effective January 1, 2018 with no material impact on CTBI’s consolidated financial statements.

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

➢ Receivables – Nonrefundable Fees and Other Costs: Premium Amortization on Purchased Callable Debt Securities – In April 2017, the FASB issued ASU No. 2017-08, Receivables—Nonrefundable Fees and Other Costs (Subtopic 310-20), Premium Amortization on Purchased Callable Debt Securities.  The ASU shortens the amortization period for certain callable debt securities held at a premium to the earliest call date.  However, the amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity.  The amendments are effective for public business entities for fiscal periods beginning after December 15, 2018, including interim periods within those fiscal periods.  Entities are required to apply the amendments on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption.  We adopted this ASU effective January 1, 2018.  The effect of this ASU was a quarterly increase in amortization expense of approximately $27 thousand.

➢ Income Statement—Reporting Comprehensive Income – In February 2018, the FASB issued ASU No. 2018-02, Income Statement—Reporting Comprehensive Income (Topic 220).  On December 22, 2017, the U.S. federal government enacted a tax bill, the Tax Cuts and Jobs Act of 2017.  The guidance in GAAP requires deferred tax liabilities and assets to be adjusted for the effect of a change in tax laws or rates with the effect included in income from continuing operations in the reporting period that includes the enactment date.  That guidance was applicable even in situations in which the related income tax effects of items in accumulated other comprehensive income were originally recognized in other comprehensive income (rather than in net income).  Because the adjustment of deferred taxes due to the reduction of the historical corporate income tax rate to the newly enacted corporate income tax rate of 21 percent was required to be included in income from continuing operations, the tax effects of items within accumulated other comprehensive income (referred to as stranded tax effects for purposes of this Update) did not reflect the appropriate tax rate.  The amendments in this ASU requires a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the newly enacted federal corporate income tax rate.  The amount of the reclassification is the difference between the historical corporate income tax rate and the newly enacted 21 percent corporate income tax rate.  Consequently, the amendments in this Update eliminate the stranded tax effects associated with the change in the federal corporate income tax rate in the Tax Cuts and Jobs Act of 2017 and improve the usefulness of information reported to financial statement users.  The amendments in this Update are effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years.  Early adoption is permitted for public business entities for reporting periods for which financial statements have not yet been issued by applying retrospectively to each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act of 2017 is recognized.  We elected to early adopt this ASU, and therefore, have adjusted our consolidated financial statements effective December 31, 2017 with minimal effect to our financial position.

➢ Income Taxes—Amendments to SEC Paragraphs – The FASB issued ASU 2018-05, Income Taxes (Topic 740) - Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin (SAB) No. 118 in March 2018.  ASU 2018-05 amends the Accounting Standards Codification to incorporate various SEC paragraphs pursuant to the issuance of SAB 118.  SAB 118 addresses the application of generally accepted accounting principles in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Cuts and Jobs Act.  We do not, nor do we expect to have, any situations where we do not have the necessary information available, prepared, and analyzed in reasonable detail to complete the accounting for the tax effects of the Tax Cuts and Jobs Act.

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

We have identified the following critical accounting policies:

Investments – Management determines the classification of securities at purchase.  We classify securities into held-to-maturity, trading, or available-for-sale categories.  Held-to-maturity securities are those which we have the positive intent and ability to hold to maturity and are reported at amortized cost.  In accordance with Financial Accounting Standards Board Accounting Standards Codification (“ASC”) 320, Investment Securities, investments in debt securities that are not classified as held-to-maturity and equity securities that have readily determinable fair values shall be classified in one of the following categories and measured at fair value in the statement of financial position:
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

Beginning in January 1, 2018, upon adoption of ASU 2016-01, equity securities with readily determinable fair values are stated at fair value with realized and unrealized gains and losses reported in net income.  For periods prior to January 1, 2018, equity securities were classified as available-for-sale and stated at fair value with unrealized gains and losses reported as a separate component of accumulated other comprehensive income, net of tax.  Equity securities without a readily determinable fair value are recorded at cost less impairment, if any, adjusted for subsequent observable price changes.

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

Income Taxes – Income tax expense is based on the taxes due on the consolidated tax return plus deferred taxes based on the expected future tax benefits and consequences of temporary differences between carrying amounts and tax bases of assets and liabilities, using enacted tax rates.  Any interest and penalties incurred in connection with income taxes are recorded as a component of income tax expense in the consolidated financial statements.  During the three months ended March 31, 2018 and 2017, CTBI has not recognized a significant amount of interest expense or penalties in connection with income taxes.

Note 2 – Stock-Based Compensation

CTBI’s compensation expense related to stock option grants was $53 thousand and $14 thousand, respectively, for the three months ended March 31, 2018 and 2017.  Restricted stock expense for the three months ended March 31, 2018 and 2017 was $183 thousand and $133 thousand, respectively, including $12 thousand and $13 thousand in dividends paid for each period.  As of March 31, 2018, there was a total of $0.1 million of unrecognized compensation expense related to unvested stock option awards that will be recognized as expense as the awards vest over a weighted average period of 1.7 years and a total of $1.5 million of unrecognized compensation expense related to restricted stock grants that will be recognized as expense as the awards vest over a weighted average period of 3.1 years.

There were no stock options granted in the first quarters of 2018 and 2017.  There were 11,320 and 23,668 shares of restricted stock granted during three months ended March 31, 2018 and 2017, respectively.  The restricted stock was issued pursuant to the terms of CTBI’s 2015 Stock Ownership Incentive Plan.  The restrictions on the restricted stock will lapse ratably over four years, except for a 5,000 management retention restricted stock award granted in 2017 which will cliff vest at the end of five years.  However, in the event of certain participant employee termination events occurring within 24 months of a change in control of CTBI or the death of the participant, the restrictions will lapse, and in the event of the participant’s disability, the restrictions will lapse on a pro rata basis.  The Compensation Committee will have discretion to review and revise restrictions applicable to a participant’s restricted stock in the event of the participant’s retirement.

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

The amortized cost and fair value of securities at March 31, 2018 are summarized as follows:

Available-for-Sale

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury and government agencies	$252,203	$200	$(2,358)	$250,045
State and political subdivisions	134,764	985	(2,754)	132,995
U.S. government sponsored agency mortgage-backed securities	226,859	281	(5,797)	221,343
Other debt securities	507	0	0	507
Total debt securities	614,333	1,466	(10,909)	604,890
CRA investment funds	0	0	0	0
Total available-for-sale securities	$614,333	$1,466	$(10,909)	$604,890

Held-to-Maturity

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
State and political subdivisions	$659	$1	$0	$660
Total held-to-maturity securities	$659	$1	$0	$660

The amortized cost and fair value of securities at December 31, 2017 are summarized as follows:

Available-for-Sale

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury and government agencies	$211,574	$170	$(1,172)	$210,572
State and political subdivisions	144,159	2,017	(1,161)	145,015
U.S. government sponsored agency mortgage-backed securities	208,959	357	(4,007)	205,309
Other debt securities	507	0	0	507
Total debt securities	565,199	2,544	(6,340)	561,403
CRA investment funds	25,000	76	(718)	24,358
Total available-for-sale securities	$590,199	$2,620	$(7,058)	$585,761

Held-to-Maturity

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
State and political subdivisions	$659	$1	$0	$660
Total held-to-maturity securities	$659	$1	$0	$660

The amortized cost and fair value of securities at March 31, 2018 by contractual maturity are shown below.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale		Held-to-Maturity
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$22,413	$22,386	$0	$0
Due after one through five years	156,063	154,452	659	660
Due after five through ten years	66,433	65,690	0	0
Due after ten years	142,058	140,512	0	0
U.S. government sponsored agency mortgage-backed securities	226,859	221,343	0	0
Other debt securities	507	507	0	0
Total securities	$614,333	$604,890	$659	$660

As of March 31, 2018, there was a net loss of $288 thousand realized on sales and calls of AFS securities, consisting of a pre-tax gain of $281 thousand and a pre-tax loss of $569 thousand.  This net loss included a loss of $436 thousand from the sale of CTBI’s CRA investment funds.  As of March 31, 2017, there was a loss of $8 thousand realized on the call of an AFS security.

The amortized cost of securities pledged as collateral, to secure public deposits and for other purposes, was $230.9 million at March 31, 2018 and $225.7 million at December 31, 2017.

The amortized cost of securities sold under agreements to repurchase amounted to $291.1 million at March 31, 2018 and $296.4 million at December 31, 2017.

CTBI evaluates its investment portfolio on a quarterly basis for impairment.  The analysis performed as of March 31, 2018 indicates that all impairment is considered temporary, market and interest rate driven, and not credit-related.  The percentage of total investments with unrealized losses as of March 31, 2018 was 76.0% compared to 69.5% as of December 31, 2017.  The following tables provide the amortized cost, gross unrealized losses, and fair market value, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position as of March 31, 2018 that are not deemed to be other-than-temporarily impaired.  There were no held-to-maturity securities that were deemed to be impaired as of March 31, 2018.

Available-for-Sale

(in thousands)	Amortized Cost	Gross Unrealized Losses	Fair Value
Less Than 12 Months
U.S. Treasury and government agencies	$191,465	$(1,834)	$189,631
State and political subdivisions	49,584	(1,228)	48,356
U.S. government sponsored agency mortgage-backed securities	68,658	(1,324)	67,334
Total debt securities	309,707	(4,386)	305,321
CRA investment funds	0	0	0
Total <12 months temporarily impaired AFS securities	309,707	(4,386)	305,321

12 Months or More
U.S. Treasury and government agencies	23,751	(524)	23,227
State and political subdivisions	18,284	(1,526)	16,758
U.S. government sponsored agency mortgage-backed securities	119,523	(4,473)	115,050
Total debt securities	161,558	(6,523)	155,035
CRA investment funds	0	0	0
Total ≥12 months temporarily impaired AFS securities	161,558	(6,523)	155,035

Total
U.S. Treasury and government agencies	215,216	(2,358)	212,858
State and political subdivisions	67,868	(2,754)	65,114
U.S. government sponsored agency mortgage-backed securities	188,181	(5,797)	182,384
Total debt securities	471,265	(10,909)	460,356
CRA investment funds	0	0	0
Total temporarily impaired AFS securities	$471,265	$(10,909)	$460,356

The analysis performed as of December 31, 2017 indicated that all impairment was considered temporary, market and interest rate driven, and not credit-related.  The following tables provide the amortized cost, gross unrealized losses, and fair market value, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position as of December 31, 2017 that are not deemed to be other-than-temporarily impaired.  There were no held-to-maturity securities that were deemed to be impaired as of December 31, 2017.

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

U.S. Treasury and Government Agencies

The unrealized losses in U.S. Treasury and government agencies were caused by interest rate increases.  The contractual terms of those investments do not permit the issuer to settle the securities at a price less than par which will equal amortized cost at maturity.  CTBI does not consider those investments to be other-than-temporarily impaired at March 31, 2018, because CTBI does not intend to sell the investments and it is not more likely than not that we will be required to sell the investments before recovery of their amortized cost, which may be maturity.

State and Political Subdivisions

The unrealized losses in securities of state and political subdivisions were caused by interest rate increases.  The contractual terms of those investments do not permit the issuer to settle the securities at a price less than par which will equal amortized cost at maturity.  CTBI does not consider those investments to be other-than-temporarily impaired at March 31, 2018, because CTBI does not intend to sell the investments before recovery of their amortized cost and it is not more likely than not that we will be required to sell the investments before recovery of their amortized cost, which may be maturity.

U.S. Government Sponsored Agency Mortgage-Backed Securities

The unrealized losses in U.S. government sponsored agency mortgage-backed securities were caused by interest rate increases.  CTBI expects to recover the amortized cost basis over the term of the securities.  CTBI does not consider those investments to be other-than-temporarily impaired at March 31, 2018, because (i) the decline in market value is attributable to changes in interest rates and not credit quality, (ii) CTBI does not intend to sell the investments, and (iii) it is not more likely than not we will be required to sell the investments before recovery of their amortized cost, which may be maturity.

Note 4 – Loans

Major classifications of loans, net of unearned income, deferred loan origination costs, and net premiums on acquired loans, are summarized as follows:

(in thousands)	March 31 2018	December 31 2017
Commercial construction	$78,647	$76,479
Commercial secured by real estate	1,191,628	1,188,680
Equipment lease financing	2,683	3,042
Commercial other	338,635	351,034
Real estate construction	63,893	67,358
Real estate mortgage	718,758	709,570
Home equity	99,593	99,356
Consumer direct	136,576	137,754
Consumer indirect	487,828	489,667
Total loans	$3,118,241	$3,122,940

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

Not included in the loan balances above were loans held for sale in the amount of $1.1 million at March 31, 2018 and $1.0 million at December 31, 2017.

Refer to note 1 to the condensed consolidated financial statements for further information regarding our nonaccrual policy.  Nonaccrual loans segregated by class of loans were as follows:

(in thousands)	March 31 2018	December 31 2017
Commercial:
Commercial construction	$642	$1,207
Commercial secured by real estate	6,791	7,028
Commercial other	785	934

Residential:
Real estate construction	36	318
Real estate mortgage	8,268	8,243
Home equity	401	389
Total nonaccrual loans	$16,923	$18,119

The following tables present CTBI’s loan portfolio aging analysis, segregated by class, as of March 31, 2018 and December 31, 2017:

	March 31, 2018
(in thousands)	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Current	Total Loans	90+ and Accruing*
Commercial:
Commercial construction	$15	$111	$642	$768	$77,879	$78,647	$0
Commercial secured by real estate	4,380	2,276	10,514	17,170	1,174,458	1,191,628	4,694
Equipment lease financing	0	0	0	0	2,683	2,683	0
Commercial other	910	139	539	1,588	337,047	338,635	61
Residential:
Real estate construction	426	57	111	594	63,299	63,893	88
Real estate mortgage	1,504	3,791	8,636	13,931	704,827	718,758	3,472
Home equity	643	133	344	1,120	98,473	99,593	227
Consumer:
Consumer direct	833	232	18	1,083	135,493	136,576	18
Consumer indirect	2,356	809	467	3,632	484,196	487,828	467
Total	$11,067	$7,548	$21,271	$39,886	$3,078,355	$3,118,241	$9,027

	December 31, 2017
(in thousands)	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Current	Total Loans	90+ and Accruing*
Commercial:
Commercial construction	$138	$0	$1,238	$1,376	$75,103	$76,479	$31
Commercial secured by real estate	4,047	1,599	8,514	14,160	1,174,520	1,188,680	2,665
Equipment lease financing	430	0	0	430	2,612	3,042	0
Commercial other	835	77	652	1,564	349,470	351,034	87
Residential:
Real estate construction	224	202	223	649	66,709	67,358	223
Real estate mortgage	2,064	5,029	11,605	18,698	690,872	709,570	6,293
Home equity	595	178	428	1,201	98,155	99,356	167
Consumer:
Consumer direct	983	148	62	1,193	136,561	137,754	62
Consumer indirect	4,085	1,399	648	6,132	483,535	489,667	648
Total	$13,401	$8,632	$23,370	$45,403	$3,077,537	$3,122,940	$10,176

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

The following tables present the credit risk profile of CTBI’s commercial loan portfolio based on rating category and payment activity, segregated by class of loans, as of March 31, 2018 and December 31, 2017:

(in thousands)	Commercial Construction	Commercial Secured by Real Estate	Equipment Leases	Commercial Other	Total
March 31, 2018
Pass	$70,672	$1,048,623	$2,683	$290,608	$1,412,586
Watch	3,329	75,602	0	31,867	110,798
OAEM	1,060	22,082	0	4,154	27,296
Substandard	3,586	45,149	0	11,794	60,529
Doubtful	0	172	0	212	384
Total	$78,647	$1,191,628	$2,683	$338,635	$1,611,593

December 31, 2017
Pass	$67,846	$1,053,701	$3,005	$305,655	$1,430,207
Watch	3,323	65,182	0	29,008	97,513
OAEM	1,304	22,401	37	3,206	26,948
Substandard	3,828	47,223	0	12,947	63,998
Doubtful	178	173	0	218	569
Total	$76,479	$1,188,680	$3,042	$351,034	$1,619,235

The following tables present the credit risk profile of CTBI’s residential real estate and consumer loan portfolios based on performing or nonperforming status, segregated by class, as of March 31, 2018 and December 31, 2017:

(in thousands)	Real Estate Construction	Real Estate Mortgage	Home Equity	Consumer Direct	Consumer Indirect	Total
March 31, 2018
Performing	$63,769	$707,018	$98,965	$136,558	$487,361	$1,493,671
Nonperforming (1)	124	11,740	628	18	467	12,977
Total	$63,893	$718,758	$99,593	$136,576	$487,828	$1,506,648

December 31, 2017
Performing	$66,817	$695,034	$98,800	$137,692	$489,019	$1,487,362
Nonperforming (1)	541	14,536	556	62	648	16,343
Total	$67,358	$709,570	$99,356	$137,754	$489,667	$1,503,705

(1)  A loan is considered nonperforming if it is 90 days or more past due and/or on nonaccrual.

The total of consumer mortgage loans secured by real estate properties for which formal foreclosure proceedings are in process totaled $4.7 million at March 31, 2018 compared to $3.7 million at December 31, 2017.

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

The following table presents impaired loans, the average investment in impaired loans, and interest income recognized on impaired loans for the periods ended March 31, 2018, December 31, 2017, and March 31, 2017:

	March 31, 2018
(in thousands)	Recorded Balance	Unpaid Contractual Principal Balance	Specific Allowance	Average Investment in Impaired Loans	*Interest Income Recognized
Loans without a specific valuation allowance:
Commercial construction	$4,009	$4,009	$0	$4,168	$37
Commercial secured by real estate	31,284	33,377	0	31,566	352
Commercial other	9,183	10,913	0	9,332	152
Real estate construction	318	318	0	318	0
Real estate mortgage	1,286	1,294	0	1,284	0

Loans with a specific valuation allowance:
Commercial secured by real estate	2,105	3,221	739	2,132	0

Totals:
Commercial construction	4,009	4,009	0	4,168	37
Commercial secured by real estate	33,389	36,598	739	33,698	352
Commercial other	9,183	10,913	0	9,332	152
Real estate construction	318	318	0	318	0
Real estate mortgage	1,286	1,294	0	1,284	0
Total	$48,185	$53,132	$739	$48,800	$541

	December 31, 2017
(in thousands)	Recorded Balance	Unpaid Contractual Principal Balance	Specific Allowance	Average Investment in Impaired Loans	*Interest Income Recognized
Loans without a specific valuation allowance:
Commercial construction	$4,431	$4,439	$0	$4,835	$200
Commercial secured by real estate	28,480	30,365	0	27,753	1,344
Equipment lease financing	0	0	0	34	0
Commercial other	9,481	11,252	0	10,444	539
Real estate construction	318	318	0	534	0
Real estate mortgage	1,564	1,570	0	1,591	36

Loans with a specific valuation allowance:
Commercial construction	153	173	25	155	0
Commercial secured by real estate	2,985	4,095	966	3,932	8
Commercial other	0	0	0	65	0

Totals:
Commercial construction	4,584	4,612	25	4,990	200
Commercial secured by real estate	31,465	34,460	966	31,685	1,352
Equipment lease financing	0	0	0	34	0
Commercial other	9,481	11,252	0	10,509	539
Real estate construction	318	318	0	534	0
Real estate mortgage	1,564	1,570	0	1,591	36
Total	$47,412	$52,212	$991	$49,343	$2,127

	March 31, 2017
(in thousands)	Recorded Balance	Unpaid Contractual Principal Balance	Specific Allowance	Average Investment in Impaired Loans	*Interest Income Recognized
Loans without a specific valuation allowance:
Commercial construction	$4,966	$4,968	$0	$5,161	$37
Commercial secured by real estate	28,493	28,956	0	28,645	361
Commercial other	10,927	12,847	0	11,079	140
Real estate mortgage	1,802	1,802	0	1,804	11

Loans with a specific valuation allowance:
Commercial construction	153	174	25	161	0
Commercial secured by real estate	3,959	5,051	927	3,978	0
Commercial other	0	0	0	0	0

Totals:
Commercial construction	5,119	5,142	25	5,322	37
Commercial secured by real estate	32,452	34,007	927	32,623	361
Commercial other	10,927	12,847	0	11,079	140
Real estate mortgage	1,802	1,802	0	1,804	11
Total	$50,300	$53,798	$952	$50,828	$549

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

During 2018, certain loans were modified in troubled debt restructurings, where economic concessions were granted to borrowers consisting of reductions in the interest rates, payment extensions, forgiveness of principal, and forbearances.  Presented below, segregated by class of loans, are troubled debt restructurings that occurred during the three months ended March 31, 2018 and 2017 and the year ended December 31, 2017:

	Three Months Ended March 31, 2018
(in thousands)	Number of Loans	Term Modification	Rate Modification	Combination	Post-Modification Outstanding Balance
Commercial:
Commercial construction	2	$32	$0	$15	$47
Commercial secured by real estate	9	786	0	983	1,769
Commercial other	5	182	0	0	182
Total troubled debt restructurings	16	$1,000	$0	$998	$1,998

	Year Ended December 31, 2017
(in thousands)	Number of Loans	Term Modification	Rate Modification	Combination	Post-Modification Outstanding Balance
Commercial:
Commercial construction	2	$0	$0	$114	$114
Commercial secured by real estate	15	2,199	0	192	2,391
Commercial other	22	1,072	0	136	1,208
Residential:
Real estate construction	1	846	0	0	846
Real estate mortgage	3	988	0	0	988
Total troubled debt restructurings	43	$5,105	$0	$442	$5,547

	Three Months Ended March 31, 2017
(in thousands)	Number of Loans	Term Modification	Rate Modification	Combination	Post-Modification Outstanding Balance
Commercial:
Commercial secured by real estate	1	$49	$0	$0	$49
Commercial other	2	53	0	0	53
Residential:
Real estate mortgage	1	323	0	0	323
Total troubled debt restructurings	4	$425	$0	$0	$425

No charge-offs have resulted from modifications for any of the presented periods.  We had commitments to extend additional credit in the amount of $0.1 million on loans that were considered troubled debt restructurings at March 31, 2018.

Loans retain their accrual status at the time of their modification. As a result, if a loan is on nonaccrual at the time it is modified, it stays as nonaccrual, and if a loan is on accrual at the time of the modification, it generally stays on accrual.  Commercial and consumer loans modified in a troubled debt restructuring are closely monitored for delinquency as an early indicator of possible future default.  If loans modified in a troubled debt restructuring subsequently default, CTBI evaluates the loan for possible further impairment.  The allowance for loan losses may be increased, adjustments may be made in the allocation of the allowance, or partial charge-offs may be taken to further write-down the carrying value of the loan.  There were no loans that were modified as troubled debt restructurings within the past twelve months which have subsequently defaulted as of March 31, 2018 or 2017.  CTBI considers a loan in default when it is 90 days or more past due or transferred to nonaccrual.

Note 5 – Allowance for Loan and Lease Losses

The following tables present the balance in the allowance for loan and lease losses (“ALLL”) and the recorded investment in loans based on portfolio segment and impairment method as of March 31, 2018, December 31, 2017 and March 31, 2017:

	March 31, 2018
(in thousands)	Commercial Construction	Commercial Secured by Real Estate	Equipment Lease Financing	Commercial Other	Real Estate Construction	Real Estate Mortgage	Home Equity	Consumer Direct	Consumer Indirect	Total
Allowance for loan losses
Beginning balance	$686	$14,509	$18	$5,039	$660	$5,688	$857	$1,863	$6,831	$36,151
Provision charged to expense	(14)	(191)	5	(651)	(4)	435	5	80	1,281	946
Losses charged off	0	(210)	0	(236)	(23)	(193)	(1)	(216)	(2,098)	(2,977)
Recoveries	14	25	0	77	0	6	1	71	875	1,069
Ending balance	$686	$14,133	$23	$4,229	$633	$5,936	$862	$1,798	$6,889	$35,189

Ending balance:
Individually evaluated for impairment	$0	$739	$0	$0	$0	$0	$0	$0	$0	$739
Collectively evaluated for impairment	$686	$13,394	$23	$4,229	$633	$5,936	$862	$1,798	$6,889	$34,450

Loans
Ending balance:
Individually evaluated for impairment	$4,009	$33,389	$0	$9,183	$318	$1,286	$0	$0	$0	$48,185
Collectively evaluated for impairment	$74,638	$1,158,239	$2,683	$329,452	$63,575	$717,472	$99,593	$136,576	$487,828	$3,070,056

	December 31, 2017
(in thousands)	Commercial Construction	Commercial Secured by Real Estate	Equipment Lease Financing	Commercial Other	Real Estate Construction	Real Estate Mortgage	Home Equity	Consumer Direct	Consumer Indirect	Total
Allowance for loan losses
Beginning balance	$884	$14,191	$42	$4,656	$629	$6,027	$774	$1,885	$6,845	$35,933
Provision charged to expense	(237)	2,281	(24)	1,744	31	189	257	418	2,862	7,521
Losses charged off	(10)	(2,038)	0	(1,893)	0	(615)	(178)	(965)	(5,386)	(11,085)
Recoveries	49	75	0	532	0	87	4	525	2,510	3,782
Ending balance	$686	$14,509	$18	$5,039	$660	$5,688	$857	$1,863	$6,831	$36,151

Ending balance:
Individually evaluated for impairment	$25	$966	$0	$0	$0	$0	$0	$0	$0	$991
Collectively evaluated for impairment	$661	$13,543	$18	$5,039	$660	$5,688	$857	$1,863	$6,831	$35,160

Loans
Ending balance:
Individually evaluated for impairment	$4,584	$31,465	$0	$9,481	$318	$1,564	$0	$0	$0	$47,412
Collectively evaluated for impairment	$71,895	$1,157,215	$3,042	$341,553	$67,040	$708,006	$99,356	$137,754	$489,667	$3,075,528

	March 31, 2017
(in thousands)	Commercial Construction	Commercial Secured by Real Estate	Equipment Lease Financing	Commercial Other	Real Estate Construction	Real Estate Mortgage	Home Equity	Consumer Direct	Consumer Indirect	Total
Allowance for loan losses
Beginning balance	$884	$14,191	$42	$4,656	$629	$6,027	$774	$1,885	$6,845	$35,933
Provision charged to expense	(242)	189	(2)	419	(58)	(148)	(15)	94	992	1,229
Losses charged off	(4)	(210)	0	(419)	0	(66)	(4)	(270)	(1,518)	(2,491)
Recoveries	6	7	0	80	0	64	2	135	748	1,042
Ending balance	$644	$14,177	$40	$4,736	$571	$5,877	$757	$1,844	$7,067	$35,713

Ending balance:
Individually evaluated for impairment	$25	$927	$0	$0	$0	$0	$0	$0	$0	$952
Collectively evaluated for impairment	$619	$13,250	$40	$4,736	$571	$5,877	$757	$1,844	$7,067	$34,761

Loans
Ending balance:
Individually evaluated for impairment	$5,119	$32,452	$0	$10,927	$0	$1,802	$0	$0	$0	$50,300
Collectively evaluated for impairment	$64,658	$1,070,534	$5,443	$339,579	$55,746	$702,753	$91,330	$132,201	$457,321	$2,919,565

Note 6 – Other Real Estate Owned

Activity for other real estate owned was as follows:

(in thousands)	March 31, 2018	March 31, 2017
Beginning balance of other real estate owned	$31,996	$35,856
New assets acquired	1,284	1,004
Fair value adjustments	(467)	(538)
Sale of assets	(809)	(510)
Ending balance of other real estate owned	$32,004	$35,812

Carrying costs and fair value adjustments associated with foreclosed properties for each of the three months ended March 31, 2018 and 2017 were $0.9 million.  Included in other real estate owned at March 31, 2017 was the Campbellsville First Street branch for $0.1 million which was not acquired through foreclosure.

The major classifications of foreclosed properties are shown in the following table:

(in thousands)	March 31 2018	December 31 2017
1-4 family	$5,965	$5,908
Agricultural/farmland	51	68
Construction/land development/other	16,368	16,158
Multifamily	108	176
Non-farm/non-residential	9,512	9,686
Total foreclosed properties	$32,004	$31,996

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

We monitor collateral levels on a continuous basis and maintain records of each transaction specifically describing the applicable security and the counterparty’s fractional interest in that security, and we segregate the security from its general assets in accordance with regulations governing custodial holdings of securities.  The primary risk with our repurchase agreements is market risk associated with the securities securing the transactions, as we may be required to provide additional collateral based on fair value changes of the underlying securities.  Securities pledged as collateral under repurchase agreements are maintained with our safekeeping agents.  The carrying value of investment securities available-for-sale pledged as collateral under repurchase agreements totaled $286.7 million and $295.4 million at March 31, 2018 and December 31, 2017, respectively.

The remaining contractual maturity of the securities sold under agreements to repurchase by class of collateral pledged included in the accompanying consolidated balance sheets as of March 31, 2018 and December 31, 2017 is presented in the following tables:

	March 31, 2018
	Remaining Contractual Maturity of the Agreements
(in thousands)	Overnight and Continuous	Up to 30 days	30-90 days	Greater Than 90 days	Total
Repurchase agreements and repurchase-to-maturity transactions:
U.S. Treasury and government agencies	$34,275	$0	$0	$76,108	$110,383
State and political subdivisions	62,078	0	2,279	10,341	74,698
U.S. government sponsored agency mortgage-backed securities	15,585	0	105	44,051	59,741
Total	$111,938	$0	$2,384	$130,500	$244,822

	December 31, 2017
	Remaining Contractual Maturity of the Agreements
(in thousands)	Overnight and Continuous	Up to 30 days	30-90 days	Greater Than 90 days	Total
Repurchase agreements and repurchase-to-maturity transactions:
U.S. Treasury and government agencies	$24,957	$0	$16,771	$67,867	$109,595
State and political subdivisions	62,620	0	567	12,161	75,348
U.S. government sponsored agency mortgage-backed securities	13,360	0	4,662	40,849	58,871
Total	$100,937	$0	$22,000	$120,877	$243,814

Note 8 – Fair Market Value of Financial Assets and Liabilities

Fair Value Measurements

ASC 820, Fair Value Measurements, defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.  ASC 820 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances.  Fair value measurements must maximize the use of observable inputs and minimize the use of unobservable inputs.  In this standard, the FASB clarifies the principle that fair value should be based on the exit price when pricing the asset or liability.  In support of this principle, ASC 820 establishes a fair value hierarchy that prioritizes the information used to develop those assumptions.  The fair value hierarchy is as follows:

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

Level 3 Inputs – Unobservable inputs for determining the fair values of assets or liabilities that reflect an entity’s own assumptions about the assumptions that market participants would use in determining an exit price for the assets or liabilities.

Recurring Measurements

The following tables present the fair value measurements of assets recognized in the accompanying balance sheets measured at fair value on a recurring basis as of March 31, 2018 and December 31, 2017 and indicate the level within the fair value hierarchy of the valuation techniques.

		Fair Value Measurements at March 31, 2018 Using
(in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets measured – recurring basis
Available-for-sale securities:
U.S. Treasury and government agencies	$250,045	$86,316	$163,729	$0
State and political subdivisions	132,995	0	132,995	0
U.S. government sponsored agency mortgage-backed securities	221,343	0	221,343	0
Other debt securities	507	0	507	0
CRA investment funds	0	0	0	0
Mortgage servicing rights	3,706	0	0	3,706

(in thousands)		Fair Value Measurements at December 31, 2017 Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets measured – recurring basis
Available-for-sale securities:
U.S. Treasury and government agencies	$210,572	$64,598	$145,974	$0
State and political subdivisions	145,015	0	145,015	0
U.S. government sponsored agency mortgage-backed securities	205,309	0	205,309	0
Other debt securities	507	0	507	0
CRA investment funds	24,358	24,358	0	0
Mortgage servicing rights	3,484	0	0	3,484

Following is a description of the valuation methodologies and inputs used for assets measured at fair value on a recurring basis and recognized in the accompanying balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy.  These valuation methodologies were applied to all of CTBI’s financial assets carried at fair value.  CTBI had no liabilities measured and recorded at fair value as of March 31, 2018 and December 31, 2017.  There have been no significant changes in the valuation techniques during the quarter ended March 31, 2018.  For assets classified within Level 3 of the fair value hierarchy, the process used to develop the reported fair value is described below.

Available-for-Sale Securities

Securities classified as available-for-sale are reported at fair value on a recurring basis.  U.S. Treasury and government agencies are classified as Level 1 of the valuation hierarchy where quoted market prices are available in the active market on which the individual securities are traded.

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

In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy.  Fair value determinations for Level 3 measurements are estimated on a quarterly basis where assumptions used are reviewed to ensure the estimated fair value complies with accounting standards generally accepted in the United States.  As of March 31, 2018, CTBI does not own any securities valued using Level 3 inputs.

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

Transfers between Levels

There were no transfers between Levels 1, 2, and 3 as of March 31, 2018.

Level 3 Reconciliation

Following is a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the accompanying balance sheet using significant unobservable (Level 3) inputs:

Mortgage Servicing Rights
	Three Months Ended
	March 31
(in thousands)	2018	2017
Beginning balance	$3,484	$3,433
Total recognized gains
Included in net income	228	85
Issues	100	83
Settlements	(106)	(127)
Ending balance	$3,706	$3,474

Total gains (losses) for the period included in net income attributable to the change in unrealized gains or losses related to assets still held at the reporting date	$228	$85

Realized and unrealized gains and losses for items reflected in the table above are included in net income in the consolidated statements of income as follows:

Noninterest Income	Three Months Ended
	March 31
(in thousands)	2018	2017
Total gains (losses)	$122	$(42)

Nonrecurring Measurements

The following tables present the fair value measurements of assets recognized in the accompanying balance sheets measured at fair value on a nonrecurring basis as of March 31, 2018 and December 31, 2017 and indicate the level within the fair value hierarchy of the valuation techniques.

		Fair Value Measurements at March 31, 2018 Using
(in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets measured – nonrecurring basis
Impaired loans (collateral dependent)	$654	$0	$0	$654
Other real estate owned	2,243	0	0	2,243

		Fair Value Measurements at December 31, 2017 Using
(in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets measured – nonrecurring basis
Impaired loans (collateral dependent)	$2,709	$0	$0	$2,709
Other real estate owned	18,951	0	0	18,951

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

Loans considered impaired under ASC 310-35, Impairment of a Loan, are loans for which, based on current information and events, it is probable that the creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement.  Impaired loans are subject to nonrecurring fair value adjustments to reflect subsequent (i) partial write-downs that are based on the observable market price or current appraised value of the collateral or (ii) the full charge-off of the loan carrying value.  There were no fair value adjustments on impaired loans for the quarter ended March 31, 2018.  Quarter-to-date fair value adjustments on impaired loans disclosed above were $0.3 million and $0.1 million for the quarters ended December 31, 2017 and March 31, 2017, respectively.

Other Real Estate Owned

In accordance with the provisions of ASC 360, Property, Plant, and Equipment, other real estate owned (“OREO”) is carried at the lower of fair value at acquisition date or current estimated fair value, less estimated cost to sell when the real estate is acquired.  Estimated fair value of OREO is based on appraisals or evaluations.  OREO is classified within Level 3 of the fair value hierarchy.  Long-lived assets are subject to nonrecurring fair value adjustments to reflect subsequent partial write-downs that are based on the observable market price or current appraised value of the collateral.  Quarter-to-date fair value adjustments on other real estate owned were $0.5 million, $0.2 million, and $0.5 million for the quarters ended March 31, 2018, December 31, 2017, and March 31, 2017, respectively.

Our policy for determining the frequency of periodic reviews is based upon consideration of the specific properties and the known or perceived market fluctuations in a particular market and is typically between 12 and 18 months but generally not more than 24 months.  Appraisers are selected from the list of approved appraisers maintained by management.

Unobservable (Level 3) Inputs

The following tables present quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements at March 31, 2018 and December 31, 2017.

(in thousands)	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at March 31, 2018	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Mortgage servicing rights	$3,706	Discount cash flows, computer pricing model	Constant prepayment rate	7.0% - 33.0% (8.9%)
			Probability of default	0.0% - 100.0% (3.3%)
			Discount rate	10.0% - 11.5% (10.1%)

Impaired loans (collateral-dependent)	$654	Market comparable properties	Marketability discount	10.0% - 91.3% (37.1%)

Other real estate owned	$2,243	Market comparable properties	Comparability adjustments	1.0% - 39.6% (14.5%)

(in thousands)	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at December 31, 2017	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Mortgage servicing rights	$3,484	Discount cash flows, computer pricing model	Constant prepayment rate	7.0% - 45.0% (10.0%)
			Probability of default	0.0% - 100.0% (3.0%)
			Discount rate	10.0% - 11.5% (10.1%)

Impaired loans (collateral-dependent)	$2,709	Market comparable properties	Marketability discount	1.9% - 89.8% (38.5%)

Other real estate owned	$18,951	Market comparable properties	Comparability adjustments	6.0% - 58.6% (15.%)

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

Fair Value of Financial Instruments

The following table presents estimated fair value of CTBI’s financial instruments as of March 31, 2018 and indicates the level within the fair value hierarchy of the valuation techniques.  In accordance with the prospective adoption of ASU 2016-01, the fair values as of March 31, 2018 were measured using an exit price notion.

		Fair Value Measurements at March 31, 2018 Using
(in thousands)	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$194,468	$194,468	$0	$0
Certificates of deposit in other banks	8,085	0	8,056	0
Securities available-for-sale	604,890	86,316	518,574	0
Securities held-to-maturity	659	0	660	0
Loans held for sale	1,145	1,177	0	0
Loans, net	3,083,052	0	0	3,154,449
Federal Home Loan Bank stock	17,927	0	17,927	0
Federal Reserve Bank stock	4,887	0	4,887	0
Accrued interest receivable	13,311	0	13,311	0
Mortgage servicing rights	3,706	0	0	3,706

Financial liabilities:
Deposits	$3,319,670	$825,345	$2,535,681	$0
Repurchase agreements	244,822	0	0	244,943
Federal funds purchased	7,078	0	7,078	0
Advances from Federal Home Loan Bank	822	0	895	0
Long-term debt	59,341	0	0	44,166
Accrued interest payable	2,927	0	2,927	0

Unrecognized financial instruments:
Letters of credit	$0	$0	$0	$0
Commitments to extend credit	0	0	0	0
Forward sale commitments	0	0	0	0

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

Note 9 – Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended
	March 31
(in thousands except per share data)	2018	2017
Numerator:
Net income	$15,814	$11,277

Denominator:
Basic earnings per share:
Weighted average shares	17,671	17,615
Diluted earnings per share:
Effect of dilutive stock options and restricted stock grants	16	23
Adjusted weighted average shares	17,687	17,638

Earnings per share:
Basic earnings per share	$0.89	$0.64
Diluted earnings per share	0.89	0.64

There were no options to purchase common shares that were excluded from the diluted calculations above for the three months ended March 31, 2018 and 2017.  In addition to in-the-money stock options, unvested restricted stock grants were also used in the calculation of diluted earnings per share based on the treasury method.

Note 10 – Accumulated Other Comprehensive Income

Unrealized gains on AFS securities

Amounts reclassified from accumulated other comprehensive income (AOCI) and the affected line items in the statements of income during the three months ended March 31, 2018 and 2017 were:

	Amounts Reclassified from AOCI
(in thousands)	Three Months Ended March 31
	2018	2017
Affected line item in the statements of income
Securities gains (losses)	$149	$(8)
Tax expense (benefit)	31	(3)
Total reclassifications out of AOCI	$118	$(5)

Note 11 – Commitments and Contingencies

CTB will be required to make certain customer reimbursements related to two deposit add-on products.  As previously discussed in CTBI’s most recent Form 10-K, management established a related accrual in 2014, which was not considered material.  The time period and amount of the reimbursements have not yet been determined; therefore, the actual amount may materially vary from the amount management has evaluated as most likely at March 31, 2018.

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

❖ Capital Resources

❖ Impact of Inflation, Changing Prices, and Economic Conditions

❖ Stock Repurchase Program

❖ Critical Accounting Policies and Estimates

Our Business

Community Trust Bancorp, Inc. (“CTBI”) is a bank holding company headquartered in Pikeville, Kentucky.  Currently, we own one commercial bank, Community Trust Bank, Inc. (“CTB”) and one trust company, Community Trust and Investment Company, Inc.  Through our subsidiaries, we have eighty banking locations in eastern, northeastern, central, and south central Kentucky, southern West Virginia, and northeastern Tennessee, four trust offices across Kentucky, and one trust office in northeastern Tennessee.  At March 31, 2018, we had total consolidated assets of $4.2 billion and total consolidated deposits, including repurchase agreements, of $3.6 billion.  Total shareholders’ equity at March 31, 2018 was $537.5 million.  Trust assets under management, which are excluded from CTBI’s total consolidated assets, at March 31, 2018, were $2.2 billion.  Trust assets under management include CTB’s investment portfolio totaling $0.6 billion.

Through its subsidiaries, CTBI engages in a wide range of commercial and personal banking and trust and wealth management activities, which include accepting time and demand deposits; making secured and unsecured loans to corporations, individuals and others; providing cash management services to corporate and individual customers; issuing letters of credit; renting safe deposit boxes; and providing funds transfer services.  The lending activities of CTB include making commercial, construction, mortgage, and personal loans.  Lease-financing, lines of credit, revolving lines of credit, term loans, and other specialized loans, including asset-based financing, are also available.  Our corporate subsidiaries act as trustees of personal trusts, as executors of estates, as trustees for employee benefit trusts, as paying agents for bond and stock issues, as investment agent, as depositories for securities, and as providers of full service brokerage and insurance services.  For further information, see Item 1 of our annual report on Form 10-K for the year ended December 31, 2017.

Results of Operations and Financial Condition

We reported record earnings for the first quarter 2018 of $15.8 million, or $0.89 per basic share, compared to $14.9 million, or $0.84 per basic share, earned during the fourth quarter 2017 and $11.3 million, or $0.64 per basic share, earned during the first quarter 2017.

Quarterly Highlights

❖	Net interest income for the quarter of $34.6 million was a decrease of $0.5 million, or 1.5%, from fourth quarter 2017 but an increase of $1.5 million, or 4.5%, from prior year first quarter.

❖	Provision for loan losses for the quarter ended March 31, 2018 decreased $1.9 million from prior quarter and $0.3 million from prior year same quarter.

❖	Our loan portfolio decreased $4.7 million, an annualized 0.6%, during the quarter but increased $148.4 million, or 5.0%, from March 31, 2017.

❖
Net loan charge-offs for the quarter ended March 31, 2018 were $1.9 million, or 0.25% of average loans annualized, compared to $3.1 million, or 0.39%, experienced for the fourth quarter 2017 and $1.4 million, or 0.20%, for the first quarter 2017.

❖
Nonperforming loans at $25.9 million decreased $2.3 million from December 31, 2017 but increased $0.9 million from March 31, 2017.  Nonperforming assets at $58.1 million decreased $2.3 million from December 31, 2017 and $2.8 million from March 31, 2017.

❖	Deposits, including repurchase agreements, increased $56.8 million during the quarter and $147.2 million from March 31, 2017.

❖
Noninterest income for the quarter ended March 31, 2018 of $13.3 million was an increase of $0.9 million, or 7.2%, from prior quarter and $1.7 million, or 15.0%, from prior year same quarter.  The increase in noninterest income included a $1.2 million increase in bank owned life insurance revenue as a result of death benefits.

❖
Noninterest expense for the quarter ended March 31, 2018 of $28.7 million increased $0.9 million, or 3.4%, from prior quarter, and $1.0 million, or 3.8%, from prior year same quarter.  The variance in noninterest expense from prior quarter included increases in bank franchise taxes, net other real estate owned expense, and repossession expense.  The variance from prior year included increases in personnel expense, bank franchise taxes, operating losses, and repossession expense.

❖
Income tax expense was positively impacted this quarter by the change in the corporate income tax rate from 35% to 21%.  We utilize various tax exempt investments, including municipal bonds, bank owned life insurance, and low income housing projects, to lower our effective income tax rate.  With the current tax laws, we expect our effective income tax rate for the year to be within the 13% to 17% range.

Income Statement Review

(dollars in thousands)			Change 2018 vs. 2017
Three Months Ended March 31	2018	2017	Amount	Percent
Net interest income	$34,591	$33,090	$1,501	4.5%
Provision for loan losses	946	1,229	(283)	(23.0)
Noninterest income	13,310	11,579	1,731	14.9
Noninterest expense	28,681	27,644	1,037	3.8
Income taxes	2,460	4,519	(2,059)	(45.6)
Net income	$15,814	$11,277	$4,537	40.2%

Average earning assets	$3,870,216	$3,704,690	$165,526	4.5%

Yield on average earnings assets, tax equivalent*	4.28%	4.08%	0.20%	4.8%
Cost of interest bearing funds	0.87%	0.56%	0.31%	55.7%
Net interest margin, tax equivalent*	3.65%	3.68%	(0.03)%	(0.8)%

*Yield on average earning assets and net interest margin were computed on a tax equivalent basis using a 21% tax rate for 2018 and a 35% tax rate for 2017.

Net Interest Income

Net interest income for the quarter of $34.6 million was a decrease of $0.5 million, or 1.5%, from fourth quarter 2017 but an increase of $1.5 million, or 4.5%, from prior year first quarter.  Our net interest margin at 3.65% remained flat from prior quarter but was down three basis points from prior year same quarter, while our average earning assets increased $1.2 million and $165.5 million, respectively, during those same periods.  Our yield on average earning assets increased 6 basis points from prior quarter and 20 basis points from prior year same quarter, and our cost of funds increased 7 basis points from prior quarter and 31 basis points from prior year same quarter.  Our ratio of average loans to deposits, including repurchase agreements, was 88.6% for the quarter ended March 31, 2018 compared to 89.1% for the quarter ended December 31, 2017 and 87.9% for the quarter ended March 31, 2017.

Provision for Loan Losses

The provision for loan losses that was added to the allowance for the first quarter 2018 was $0.9 million compared to $2.9 million for the quarter ended December 31, 2017 and $1.2 million for the quarter ended March 31, 2017.  This provision represented a charge against current earnings in order to maintain the allowance at an appropriate level determined using the accounting estimates described in the Critical Accounting Policies and Estimates section.  Our reserve coverage (allowance for loan and lease loss reserve to nonperforming loans) at March 31, 2018 was 135.6% compared to 127.8% at December 31, 2017 and 142.4% at March 31, 2017.  Our loan loss reserve as a percentage of total loans outstanding was reduced to 1.13% at March 31, 2018 from the 1.16% at December 31, 2017 and the 1.20% at March 31, 2017.  The decline in the loan loss reserve is primarily attributable to a reduction in our soft factor allocation for trends in delinquencies.

Noninterest Income

Noninterest income for the quarter ended March 31, 2018 of $13.3 million was an increase of $0.9 million, or 7.2%, from prior quarter and $1.7 million, or 15.0%, from prior year same quarter.  The increase in noninterest income included an increase of $1.2 million in bank owned life insurance revenue as a result of death benefits.  This increase was partially offset by $0.3 million in losses on the sale of securities.

Noninterest Expense

Noninterest expense for the quarter ended March 31, 2018 of $28.7 million increased $0.9 million, or 3.4%, from prior quarter, and $1.0 million, or 3.8%, from prior year same quarter.  The variance in noninterest expense from prior quarter included increases in bank franchise taxes ($0.5 million), net other real estate owned expense ($0.5 million), and repossession expense ($0.2 million).  The quarter over quarter increase in noninterest expense was partially offset by a $0.2 million decrease in personnel expense.  Bonuses and incentives declined by $0.6 million due to the one-time bonus declared in December 2017, while cost increases included group medical and life insurance ($0.3 million), salaries ($0.1 million), and payroll taxes ($0.1 million).  The variance in noninterest expense from prior year included an increase in personnel expense of $0.7 million, primarily due to an increase in the cost of group medical and life insurance ($0.5 million) and salaries ($0.2 million), in addition to increases in bank franchise taxes ($0.2 million), operating losses ($0.2 million), and repossession expense ($0.2 million).  The year over year increase in noninterest expense was partially offset by a $0.2 million decrease in data processing expense.

Balance Sheet Review

CTBI’s total assets at $4.2 billion increased $59.5 million, or 5.8% annualized, from December 31, 2017 and $161.6 million, or 4.0%, from March 31, 2017.  Loans outstanding at March 31, 2018 were $3.1 billion, a decrease of $4.7 million, or an annualized 0.6%, from December 31, 2017 but an increase of $148.4 million, or 5.0%, from March 31, 2017.  We experienced a decrease during the quarter of $7.6 million in the commercial loan portfolio, $1.8 million in the indirect loan portfolio, and $1.2 million in the consumer direct loan portfolio, partially offset by an increase of $5.9 million in the residential loan portfolio.  The decline in the commercial loan portfolio was the result of the payout of a $13 million dealer floor plan.  CTBI’s investment portfolio increased $19.1 million, or an annualized 13.2%, from December 31, 2017 but decreased $1.0 million, or 0.2%, from March 31, 2017.  Deposits in other banks increased $20.2 million from prior quarter and $2.6 million from March 31, 2017.  Deposits, including repurchase agreements, at $3.6 billion increased $56.8 million, or an annualized 6.6%, from December 31, 2017 and $147.2 million, or 4.3%, from March 31, 2017.  None of the additional deposits acquired during the three months ended March 31, 2018 were attributable to brokered deposits.

Shareholders’ equity at March 31, 2018 was $537.5 million, a 5.2% annualized increase from the $530.7 million at December 31, 2017 and a 5.9% increase from the $507.5 million at March 31, 2017.  Our tangible common equity/tangible assets ratio at March 31, 2018 was 11.43%.

Loans

(in thousands)	March 31, 2018
Loan Category	Balance	Variance from Prior Year-End	YTD Net Charge-Offs	Nonperforming	ALLL
Commercial:
Construction	$78,647	2.8%	$14	$642	$686
Secured by real estate	1,191,628	0.2	(185)	11,485	14,133
Equipment lease financing	2,683	(11.8)	0	0	23
Commercial other	338,635	(3.5)	(159)	846	4,229
Total commercial	1,611,593	(0.5)	(330)	12,973	19,071

Residential:
Real estate construction	63,893	(5.1)	(23)	124	633
Real estate mortgage	718,758	1.3	(187)	11,740	5,936
Home equity	99,593	0.2	0	628	862
Total residential	882,244	0.7	(210)	12,492	7,431

Consumer:
Consumer direct	136,576	(0.9)	(145)	18	1,798
Consumer indirect	487,828	(0.4)	(1,223)	467	6,889
Total consumer	625,404	(0.5)	(1,368)	485	8,687

Total loans	$3,118,241	(0.2)%	$(1,908)	$25,950	$35,189

Asset Quality

CTBI’s total nonperforming loans, not including troubled debt restructurings, were $25.9 million, or 0.83% of total loans, at March 31, 2018 compared to $28.3 million, or 0.91% of total loans, at December 31, 2017 and $25.1 million, or 0.84% of total loans, at March 31, 2017.  Accruing loans 90+ days past due decreased $1.1 million from prior quarter but increased $0.4 million from March 31, 2017.  Nonaccrual loans decreased $1.2 million during the quarter, but increased $0.4 million from March 31, 2017.  Accruing loans 30-89 days past due at $16.9 million was a decrease of $2.5 million from December 31, 2017 but an increase of $1.6 million from March 31, 2017.  Our loan portfolio management processes focus on the immediate identification, management, and resolution of problem loans to maximize recovery and minimize loss.   Our loan risk management processes include weekly delinquent loan review meetings at the market levels and monthly delinquent loan review meetings involving senior corporate management to review all nonaccrual loans and loans 30 days or more past due.  Any activity regarding a criticized/classified loan (i.e. problem loan) must be approved by CTB’s Watch List Asset Committee (i.e. Problem Loan Committee).  CTB’s Watch List Asset Committee also meets on a quarterly basis and reviews every criticized/classified loan of $100,000 or greater.  We also have a Loan Review Department that reviews every market within CTB annually and performs extensive testing of the loan portfolio to assure the accuracy of loan grades and classifications for delinquency, troubled debt restructuring, impaired status, impairment, nonaccrual status, and adequate loan loss reserves.

Impaired loans, loans not expected to meet contractual principal and interest payments other than insignificant delays, at March 31, 2018 totaled $48.2 million, a $0.8 million increase from the $47.4 million at December 31, 2017 but a $2.1 million decrease from the $50.3 million at March 31, 2017.  Management evaluates all impaired loans for the amount of impairment, if any, and records a direct charge-off or provides specific reserves when necessary.

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

Our level of foreclosed properties at $32.0 million at March 31, 2018 was relatively flat to December 31, 2017, but a $3.7 million decrease from the $35.7 million at March 31, 2017.  Sales of foreclosed properties for the quarter ended March 31, 2018 totaled $0.8 million while new foreclosed properties totaled $1.3 million.  At March 31, 2018, the book value of properties under contracts to sell was $2.5 million; however, the closings had not occurred at quarter-end.

When foreclosed properties are acquired, appraisals are obtained and the properties are booked at the current market value less expected sales costs.  Additionally, periodic updated appraisals are obtained on unsold foreclosed properties.  When an updated appraisal reflects a fair market value below the current book value, a charge is booked to current earnings to reduce the property to its new market value less expected sales costs.   Charges to earnings in the first quarter 2018 to reflect the decrease in current market values of foreclosed properties totaled $0.5 million.  There were twenty-four properties reappraised during the first quarter 2018.  Of these, eighteen properties were written down by a total of $0.3 million.  Charges during the quarters ended December 31, 2017 and March 31, 2017 were $0.2 million and $0.5 million, respectively.  Our policy for determining the frequency of periodic reviews is based upon consideration of the specific properties and the known or perceived market fluctuations in a particular market and is typically between 12 and 18 months but generally not more than 24 months.  Approximately ninety-five percent of our OREO properties have appraisals dated within the past 18 months.  While we have seen substantial improvement in the level of our foreclosed properties over the past few years, management anticipates that our foreclosed properties will remain elevated as we work through current market conditions.

The appraisal aging analysis of foreclosed properties, as well as the holding period, at March 31, 2018 is shown below:

(in thousands)
Appraisal Aging Analysis		Holding Period Analysis
Days Since Last Appraisal	Current Book Value	Holding Period	Current Book Value
Up to 3 months	$2,357	Less than one year	$5,132
3 to 6 months	2,240	1 year	1,778
6 to 9 months	4,074	2 years	7,938
9 to 12 months	15,702	3 years	2,572
12 to 18 months	6,160	4 years	1,017
18 to 24 months	1,471	5 years	1,122
Over 24 months	0	6 years*	8,597
Total	$32,004	7 years*	226
		8 years*	2,849
		9 years*	773
		Total	$32,004

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

Net loan charge-offs for the quarter ended March 31, 2018 were $1.9 million, or 0.25% of average loans annualized, compared to $3.1 million, or 0.39%, experienced for the fourth quarter 2017 and $1.4 million, or 0.20%, for the first quarter 2017.  Of the net charge-offs for the quarter, $0.3 million were in commercial loans, $1.2 million were in indirect auto loans, $0.2 million were in residential loans, and $0.2 million were in consumer direct loans.

Dividends

The following schedule shows the quarterly cash dividends paid for the past six quarters:

Pay Date	Record Date	Amount Per Share
April 1, 2018	March 15, 2018	$0.33
January 1, 2018	December 15, 2017	$0.33
October 1, 2017	September 15, 2017	$0.33
July 1, 2017	June 15, 2017	$0.32
April 1, 2017	March 15, 2017	$0.32
January 1, 2017	December 15, 2016	$0.32

Liquidity and Market Risk

The objective of CTBI’s Asset/Liability management function is to maintain consistent growth in net interest income within our policy limits.  This objective is accomplished through management of our consolidated balance sheet composition, liquidity, and interest rate risk exposures arising from changing economic conditions, interest rates, and customer preferences.  The goal of liquidity management is to provide adequate funds to meet changes in loan and lease demand or deposit withdrawals.  This is accomplished by maintaining liquid assets in the form of cash and cash equivalents and investment securities, sufficient unused borrowing capacity, and growth in core deposits and wholesale funding (including the use of wholesale brokered deposits).  As of March 31, 2018, we had approximately $194.5 million in cash and cash equivalents and approximately $604.9 million in securities valued at estimated fair value designated as available-for-sale and available to meet liquidity needs on a continuing basis compared to $175.3 million and $585.8 million at December 31, 2017.  Additional asset-driven liquidity is provided by the remainder of the securities portfolio and the repayment of loans.  In addition to core deposit funding, we also have a variety of other short-term and long-term funding sources available.  As of March 31, 2018 and December 31, 2017, we had wholesale brokered deposits outstanding of $82.3 million with one, two, and three-year maturities and a weighted average maturity of 1.97 years.  We also rely on Federal Home Loan Bank advances for both liquidity and management of our asset/liability position.  Federal Home Loan Bank advances were $0.8 million at March 31, 2018 and December 31, 2017.  As of March 31, 2018, we had a $347.6 million available borrowing position with the Federal Home Loan Bank compared to $295.5 million at December 31, 2017.  We generally rely upon net inflows of cash from financing activities, supplemented by net inflows of cash from operating activities, to provide cash for our investing activities.    As is typical of many financial institutions, significant financing activities include deposit gathering, use of short-term borrowing facilities such as repurchase agreements and federal funds purchased, use of wholesale brokered deposits, and issuance of long-term debt.  At March 31, 2018 and December 31, 2017, we had $57 million in lines of credit with various correspondent banks available to meet any future cash needs.  Our primary investing activities include purchases of securities and loan originations.  We do not rely on any one source of liquidity and manage availability in response to changing consolidated balance sheet needs.  Included in our cash and cash equivalents at March 31, 2018 were deposits with the Federal Reserve of $145.8 million compared to $124.3 million at December 31, 2017.  Additionally, we project cash flows from our investment portfolio to generate additional liquidity over the next 90 days.

The investment portfolio consists of investment grade short-term issues suitable for bank investments.  The majority of the investment portfolio is in U.S. government and government sponsored agency issuances.  At March 31, 2018, available-for-sale (“AFS”) securities comprised substantially all of the total investment portfolio, and the AFS portfolio was approximately 113% of equity capital.  Eighty-seven percent of the pledge eligible portfolio was pledged.

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

Capital Resources

Shareholders’ equity was $537.5 million at March 31, 2018 and $530.7 million at December 31, 2017.  CTBI’s annualized dividend yield to shareholders as of March 31, 2018 was 2.92%.  Our primary source of capital growth is the retention of earnings.  Cash dividends were $0.33 per share and $0.32 per share for the three months ended March 31, 2018 and 2017, respectively.  We retained 62.9% of our earnings for the first three months of 2018 compared to 50.0% for the first three months of 2017.

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

As of March 31, 2018, CTBI had a common equity Tier 1 capital ratio of 15.73%, a Tier 1 capital ratio of 17.62%, a total capital ratio of 18.78%, and a Tier 1 leverage ratio of 13.14%, all above the required levels to be considered “well-capitalized.”  Our capital conservation buffer at March 31, 2018 was 10.78%.

As of March 31, 2018, we are not aware of any current recommendations by banking regulatory authorities which, if they were to be implemented, would have, or are reasonably likely to have, a material adverse impact on our liquidity, capital resources, or operations.

CTB will be required to make certain customer reimbursements related to two deposit add-on products.  As previously discussed in CTBI’s most recent Form 10-K, management established a related accrual in 2014, which was not considered material.  The time period and amount of the reimbursements have not yet been determined; therefore, the actual amount may materially vary from the amount management has evaluated as most likely at March 31, 2018.

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

Beginning in 2008, the U.S. economy faced a severe economic crisis including a major recession from which it is recovering.  Commerce and business growth in certain regions in the U.S. remains reduced and local governments and many businesses continue to experience financial difficulty.  In some areas of the U.S., including certain parts of our service area, unemployment levels remain elevated.  There can be no assurance that these conditions will continue to improve and these conditions could worsen.  In addition, the level of U.S. debt, the Federal Open Market Committee’s monetary policy, potential volatility in oil prices, recent U.S. tax law modifications, and the possible healthcare reform may have a destabilizing effect on financial markets or a negative effect on the economy.

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

We have identified the following critical accounting policies:

Investments – Management determines the classification of securities at purchase.  We classify securities into held-to-maturity, trading, or available-for-sale categories.  Held-to-maturity securities are those which we have the positive intent and ability to hold to maturity and are reported at amortized cost.  In accordance with Financial Accounting Standards Board Accounting Standards Codification (ASC) 320, Investment Securities, investments in debt securities that are not classified as held-to-maturity and equity securities that have readily determinable fair values shall be classified in one of the following categories and measured at fair value in the statement of financial position:
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

Beginning in January 1, 2018, upon adoption of ASU 2016-01, equity securities with readily determinable fair values are stated at fair value with realized and unrealized gains and losses reported in net income.  For periods prior to January 1, 2018, equity securities were classified as available-for-sale and stated at fair value with unrealized gains and losses reported as a separate component of accumulated other comprehensive income, net of tax.  Equity securities without a readily determinable fair value are recorded at cost less impairment, if any, adjusted for subsequent observable price changes.

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

Income Taxes – Income tax expense is based on the taxes due on the consolidated tax return plus deferred taxes based on the expected future tax benefits and consequences of temporary differences between carrying amounts and tax bases of assets and liabilities, using enacted tax rates.  Any interest and penalties incurred in connection with income taxes are recorded as a component of income tax expense in the consolidated financial statements.  During the three months ended March 31, 2018 and 2017, CTBI has not recognized a significant amount of interest expense or penalties in connection with income taxes.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Interest rate risk management focuses on maintaining consistent growth in net interest income within Board-approved policy limits.  CTBI uses an earnings simulation model to analyze net interest income sensitivity to movements in interest rates.  Given a 200 basis point increase to the yield curve used in the simulation model, it is estimated net interest income for CTBI would increase by 3.31 percent over one year and 5.06 percent over two years.  A 100 basis point decrease in the yield curve would decrease net interest income by an estimated 1.26 percent over one year and 2.87 percent over two years.  For further discussion of CTBI’s market risk, see the Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Market Risk included in the annual report on Form 10-K for the year ended December 31, 2017.

Item 4.  Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

CTBI’s management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934.  As of the end of the period covered by this report, an evaluation was carried out by CTBI’s management, with the participation of our Chief Executive Officer and the Executive Vice President, Chief Financial Officer, and Treasurer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, management concluded that disclosure controls and procedures as of March 31, 2018 were effective in ensuring material information required to be disclosed in this quarterly report on Form 10-Q was recorded, processed, summarized, and reported on a timely basis.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in CTBI’s internal control over financial reporting that occurred during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, CTBI’s internal control over financial reporting.

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

COMMUNITY TRUST BANCORP, INC.

Date: May 9, 2018	By:	/s/ Jean R. Hale
Jean R. Hale
Chairman, President, and Chief Executive Officer

/s/ Kevin J. Stumbo
Kevin J. Stumbo
Executive Vice President, Chief Financial Officer, and Treasurer