Form 10-Q
period 2018-06-30
COMMUNITY TRUST BANCORP INC /KY/
filed 2018-08-08
CIK 350852

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018

or

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

Common stock – 17,729,210 shares outstanding at July 31, 2018

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

Community Trust Bancorp, Inc.
Condensed Consolidated Balance Sheets

(dollars in thousands)	(unaudited) June 30 2018	December 31 2017
Assets:
Cash and due from banks	$54,987	$47,528
Interest bearing deposits	143,398	127,746
Cash and cash equivalents	198,385	175,274

Certificates of deposit in other banks	5,635	9,800
Securities available-for-sale at fair value (amortized cost of $597,020 and $590,199, respectively)	585,764	585,761
Securities held-to-maturity at amortized cost (fair value of $660 and $660, respectively)	659	659
Loans held for sale	1,093	1,033

Loans	3,169,042	3,122,940
Allowance for loan and lease losses	(35,771)	(36,151)
Net loans	3,133,271	3,086,789

Premises and equipment, net	46,483	46,318
Federal Home Loan Bank stock	17,927	17,927
Federal Reserve Bank stock	4,887	4,887
Goodwill	65,490	65,490
Bank owned life insurance	63,867	65,354
Mortgage servicing rights	3,772	3,484
Other real estate owned	30,262	31,996
Other assets	47,691	41,459
Total assets	$4,205,186	$4,136,231

Liabilities and shareholders’ equity:
Deposits:
Noninterest bearing	$819,525	$790,930
Interest bearing	2,489,883	2,472,933
Total deposits	3,309,408	3,263,863

Repurchase agreements	248,781	243,814
Federal funds purchased	7,978	7,312
Advances from Federal Home Loan Bank	802	845
Long-term debt	59,341	59,341
Deferred taxes	3,030	4,434
Other liabilities	33,671	25,923
Total liabilities	3,663,011	3,605,532

Shareholders’ equity:
Preferred stock, 300,000 shares authorized and unissued	-	-
Common stock, $5 par value, shares authorized 25,000,000; shares outstanding 2018 – 17,725,313; 2017 – 17,692,912	88,626	88,465
Capital surplus	222,486	221,472
Retained earnings	239,955	224,268
Accumulated other comprehensive loss, net of tax	(8,892)	(3,506)
Total shareholders’ equity	542,175	530,699

Total liabilities and shareholders’ equity	$4,205,186	$4,136,231

See notes to condensed consolidated financial statements.

Community Trust Bancorp, Inc.
Condensed Consolidated Statements of Income and Comprehensive Income
(unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30
(in thousands except per share data)	2018	2017	2018	2017
Interest income:
Interest and fees on loans, including loans held for sale	$37,791	$34,880	$74,368	$68,355
Interest and dividends on securities
Taxable	2,422	2,230	4,892	4,260
Tax exempt	706	721	1,403	1,470
Interest and dividends on Federal Reserve Bank and Federal Home Loan Bank stock	328	283	661	559
Interest on Federal Reserve Bank deposits	713	239	1,152	455
Other, including interest on federal funds sold	65	58	129	80
Total interest income	42,025	38,411	82,605	75,179

Interest expense:
Interest on deposits	5,585	3,181	10,457	6,122
Interest on repurchase agreements	723	411	1,358	749
Interest on advances from Federal Home Loan Bank	2	165	4	168
Interest on long-term debt	567	414	1,047	810
Total interest expense	6,877	4,171	12,866	7,849

Net interest income	35,148	34,240	69,739	67,330
Provision for loan losses	1,929	2,764	2,875	3,993
Net interest income after provision for loan losses	33,219	31,476	66,864	63,337

Noninterest income:
Service charges on deposit accounts	6,480	6,199	12,701	12,159
Gains on sales of loans, net	304	251	583	507
Trust and wealth management income	2,856	2,649	5,814	5,235
Loan related fees	919	773	2,063	1,778
Bank owned life insurance	793	526	2,557	1,050
Brokerage revenue	440	423	723	735
Securities gains (losses)	2	18	(286)	10
Other noninterest income	1,946	1,472	2,895	2,416
Total noninterest income	13,740	12,311	27,050	23,890

Noninterest expense:
Officer salaries and employee benefits	3,220	2,663	6,434	5,927
Other salaries and employee benefits	12,202	11,381	24,607	23,041
Occupancy, net	2,043	1,972	4,159	3,999
Equipment	727	748	1,444	1,534
Data processing	1,634	1,757	3,270	3,546
Bank franchise tax	1,577	1,521	3,278	3,041
Legal fees	428	385	902	827
Professional fees	495	551	997	1,047
Advertising and marketing	876	708	1,608	1,393
FDIC insurance	279	315	593	607
Other real estate owned provision and expense	1,315	1,827	2,254	2,743
Repossession expense	304	227	713	428
Amortization of limited partnership investments	716	604	1,216	1,209
Other noninterest expense	6,623	2,907	9,645	5,868
Total noninterest expense	32,439	27,566	61,120	55,210

Income before income taxes	14,520	16,221	32,794	32,017
Income taxes	2,921	4,680	5,381	9,199
Net income	11,599	11,541	27,413	22,818

Other comprehensive income (loss):
Unrealized holding gains (losses) on securities available-for-sale:
Unrealized holding gains (losses) arising during the period	(1,811)	1,630	(7,309)	2,745
Less: Reclassification adjustments for realized gains included in net income	2	18	151	10
Tax expense (benefit)	(381)	564	(1,567)	957
Unrealized holding gains (losses) on securities available-for-sale, net of tax	(1,432)	1,048	(5,893)	1,778
Implementation of ASU 2016-01	0	0	507	0
Other comprehensive income (loss), net of tax	(1,432)	1,048	(5,386)	1,778
Comprehensive income	$10,167	$12,589	$22,027	$24,596

Basic earnings per share	$0.66	$0.65	$1.55	$1.29
Diluted earnings per share	$0.66	$0.65	$1.55	$1.29

Weighted average shares outstanding-basic	17,687	17,626	17,679	17,621
Weighted average shares outstanding-diluted	17,703	17,645	17,695	17,641

Dividends declared per share	$0.33	$0.32	$0.66	$0.64

See notes to condensed consolidated financial statements.

Community Trust Bancorp, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended
	June 30
(in thousands)	2018	2017
Cash flows from operating activities:
Net income	$27,413	$22,818
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,918	2,023
Deferred taxes	163	123
Stock-based compensation	400	302
Provision for loan losses	2,875	3,993
Write-downs of other real estate owned and other repossessed assets	1,320	1,987
Gains on sale of mortgage loans held for sale	(583)	(507)
Securities (gains) losses	286	(10)
Gain on debt repurchase	0	(560)
(Gains) losses on sale of assets, net	(69)	10
Proceeds from sale of mortgage loans held for sale	26,254	22,859
Funding of mortgage loans held for sale	(25,731)	(25,732)
Amortization of securities premiums and discounts, net	2,407	1,551
Change in cash surrender value of bank owned life insurance	(2,191)	(708)
Mortgage servicing rights:
Fair value adjustments	(77)	301
New servicing assets created	(211)	(172)
Changes in:
Other assets	(6,288)	(1,966)
Other liabilities	8,179	2,756
Net cash provided by operating activities	36,065	29,068

Cash flows from investing activities:
Certificates of deposit in other banks:
Purchase of certificates of deposit	0	(11,515)
Maturity of certificates of deposit	4,165	235
Securities available-for-sale (AFS):
Purchase of AFS securities	(131,770)	(77,344)
Proceeds from the sales of AFS securities	57,079	3,261
Proceeds from prepayments and maturities of AFS securities	64,535	70,304
Securities held-to-maturity (HTM):
Proceeds from maturities of HTM securities	0	8
Change in loans, net	(49,769)	(151,624)
Purchase of premises and equipment	(2,083)	(1,187)
Proceeds from sale and retirement of premises and equipment	23	25
Proceeds from sale of other real estate and repossessed assets	928	1,128
Proceeds from settlement of bank owned life insurance	3,678	0
Net cash used in investing activities	(53,214)	(166,709)

Cash flows from financing activities:
Change in deposits, net	45,545	24,302
Change in repurchase agreements and federal funds purchased, net	5,633	8,547
Proceeds from Federal Home Loan Bank advances	0	100,000
Payments on advances from Federal Home Loan Bank	(43)	(50)
Repurchase of long-term debt	0	(1,440)
Issuance of common stock	800	708
Dividends paid	(11,675)	(11,312)
Net cash provided by financing activities	40,260	120,755
Net increase (decrease) in cash and cash equivalents	23,111	(16,886)
Cash and cash equivalents at beginning of period	175,274	144,716
Cash and cash equivalents at end of period	$198,385	127,830

Supplemental disclosures:
Income taxes paid	$5,100	$6,400
Interest paid	10,898	6,912
Non-cash activities:
Loans to facilitate the sale of other real estate owned and repossessed assets	2,406	1,574
Common stock dividends accrued, paid in subsequent quarter	202	204
Real estate acquired in settlement of loans	2,843	1,434
See notes to condensed consolidated financial statements.

Community Trust Bancorp, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1 - Summary of Significant Accounting Policies

In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments (which consist of normal recurring adjustments) necessary, to present fairly the condensed consolidated financial position as of June 30, 2018, the results of operations for the three and six months ended June 30, 2018 and 2017 and the cash flows for the six months ended June 30, 2018 and 2017.  In accordance with accounting principles generally accepted in the United States of America for interim financial information, these statements do not include certain information and footnote disclosures required by accounting principles generally accepted in the United States of America for complete annual financial statements.  The results of operations for the three and six months ended June 30, 2018 and 2017 and the cash flows for the six months ended June 30, 2018 and 2017 are not necessarily indicative of the results to be expected for the full year.  The condensed consolidated balance sheet as of December 31, 2017 has been derived from the audited consolidated financial statements of Community Trust Bancorp, Inc. (“CTBI”) for that period.  For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2017, included in our annual report on Form 10-K.

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
➢ Leases – In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842).   ASU 2016-02 establishes a right of use model that requires a lessee to record a right of use asset and a lease liability for all leases with terms longer than 12 months.  Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement.  For lessors, the guidance modifies the classification criteria and the accounting for sales-type and direct financing leases.  A lease will be treated as a sale if it transfers all of the risks and rewards, as well as control of the underlying asset, to the lessee.  If risks and rewards are conveyed without the transfer of control, the lease is treated as a financing. If the lessor does not convey risks and rewards or control, an operating lease results.  The amendments are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years for public business entities.  Entities are required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements, with certain practical expedients available.  Early adoption is permitted.  CTBI has an implementation team working through the provisions of ASU 2016-02 including reviewing all leases to assess the impact on its accounting and disclosures.  CTBI does not anticipate a significant increase in leasing activity between now and the date of adoption.  We have calculated the minimum and maximum net present value of all potential lease payments to be between $10.1 million and $20.3 million.  We have determined the renewal periods reasonably expected to be exercised.  We are now in the process of determining the amount to recognize as right of use assets and the corresponding lease liabilities.

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

The majority of our revenue-generating transactions are not subject to ASC 606, including revenue generated from financial instruments, such as our loans, letters of credit, derivatives and investment securities, as well as revenue related to our mortgage servicing activities, as these activities are subject to other generally accepted accounting principles (“GAAP”) discussed elsewhere within our disclosures.  Descriptions of our revenue-generating activities that are within the scope of ASC 606, which are presented in our income statements as components of noninterest income are as follows:

•
Service charges on deposit accounts represents general service fees for monthly account maintenance and activity- or transaction-based fees and consist of transaction-based revenue, time-based revenue (service period), item-based revenue or some other individual attribute-based revenue.  Revenue is recognized when our performance obligation is completed which is generally monthly for account maintenance services or when a transaction has been completed.  Payment for such performance obligations is generally received at the time the performance obligations are satisfied.

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

ASU 2016-13 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019.  Early adoption is permitted for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. CTBI has an implementation team working through the provisions of ASU 2016-13 including assessing the impact on its accounting and disclosures.  The team has established the historical data that will be available and has identified the potential loan segments to be analyzed.  We are continuing data analysis, including the analysis of historical charge-off and recovery data.

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

Income Taxes – Income tax expense is based on the taxes due on the consolidated tax return plus deferred taxes based on the expected future tax benefits and consequences of temporary differences between carrying amounts and tax bases of assets and liabilities, using enacted tax rates.  Any interest and penalties incurred in connection with income taxes are recorded as a component of income tax expense in the consolidated financial statements.  During the six months ended June 30, 2018 and 2017, CTBI has not recognized a significant amount of interest expense or penalties in connection with income taxes.

Note 2 – Stock-Based Compensation

CTBI’s compensation expense related to stock option grants was $10 thousand and $63 thousand, respectively, for the three and six months ended June 30, 2018, compared to $14 thousand and $28 thousand, respectively, for the three and six months ended June 30, 2017.  Restricted stock expense for the three and six months ended June 30, 2018 was $154 thousand and $337 thousand, respectively, including $13 thousand and $25 thousand in dividends paid for each period.  Restricted stock expense for the three and six months ended June 30, 2017 was $142 thousand and $274 thousand, respectively, including $13 thousand and $27 thousand in dividends paid for each period.  As of June 30, 2018, there was a total of $0.1 million of unrecognized compensation expense related to unvested stock option awards that will be recognized as expense as the awards vest over a weighted average period of 1.4 years and a total of $1.4 million of unrecognized compensation expense related to restricted stock grants that will be recognized as expense as the awards vest over a weighted average period of 2.8 years.

There were no stock options granted in the first six months of 2018 and 2017, and there were no restricted stock grants made during the three months ended June 30, 2018 and 2017.  There were 11,320 and 23,668 shares of restricted stock granted during six months ended June 30, 2018 and 2017, respectively.  The restricted stock was issued pursuant to the terms of CTBI’s 2015 Stock Ownership Incentive Plan.  The restrictions on the restricted stock will lapse ratably over four years, except for a 5,000 management retention restricted stock award granted in 2017 which will cliff vest at the end of five years.  However, in the event of certain participant employee termination events occurring within 24 months of a change in control of CTBI or the death of the participant, the restrictions will lapse, and in the event of the participant’s disability, the restrictions will lapse on a pro rata basis.  The Compensation Committee will have discretion to review and revise restrictions applicable to a participant’s restricted stock in the event of the participant’s retirement.

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

The amortized cost and fair value of securities at June 30, 2018 are summarized as follows:

Available-for-Sale

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury and government agencies	$249,625	$29	$(2,881)	$246,773
State and political subdivisions	129,628	875	(3,014)	127,489
U.S. government sponsored agency mortgage-backed securities	217,260	194	(6,454)	211,000
Other debt securities	507	0	(5)	502
Total debt securities	597,020	1,098	(12,354)	585,764
CRA investment funds	0	0	0	0
Total available-for-sale securities	$597,020	$1,098	$(12,354)	$585,764
Held-to-Maturity

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
State and political subdivisions	$659	$1	$0	$660
Total held-to-maturity securities	$659	$1	$0	$660

The amortized cost and fair value of securities at December 31, 2017 are summarized as follows:

Available-for-Sale

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury and government agencies	$211,574	$170	$(1,172)	$210,572
State and political subdivisions	144,159	2,017	(1,161)	145,015
U.S. government sponsored agency mortgage-backed securities	208,959	357	(4,007)	205,309
Other debt securities	507	0	0	507
Total debt securities	565,199	2,544	(6,340)	561,403
CRA investment funds	25,000	76	(718)	24,358
Total available-for-sale securities	$590,199	$2,620	$(7,058)	$585,761

Held-to-Maturity

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
State and political subdivisions	$659	$1	$0	$660
Total held-to-maturity securities	$659	$1	$0	$660

The amortized cost and fair value of securities at June 30, 2018 by contractual maturity are shown below.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale		Held-to-Maturity
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$45,792	$45,586	$0	$0
Due after one through five years	133,474	131,738	659	660
Due after five through ten years	66,356	65,169	0	0
Due after ten years	133,631	131,769	0	0
U.S. government sponsored agency mortgage-backed securities	217,260	211,000	0	0
Other debt securities	507	502	0	0
Total securities	$597,020	$585,764	$659	$660

During the three months ended June 30, 2018, there was a net gain of $2 thousand realized on sales and calls of AFS securities, consisting of a pre-tax gain of $3 thousand and a pre-tax loss of $1 thousand.  During the three months ended June 30, 2017, there was a net gain of $18 thousand realized on sales and calls of AFS securities, consisting of a pre-tax gain of $30 thousand and a pre-tax loss of $12 thousand.

During the six months ended June 30, 2018, there was a combined loss of $286 thousand realized on sales and calls of AFS securities, consisting of a pre-tax gain of $284 thousand and a pre-tax loss of $570 thousand.  This combined loss included a loss of $436 thousand from the sale of CTBI’s CRA investment funds in the first quarter of 2018.  During the six months ended June 30, 2017, there was a combined gain of $10 thousand realized on sales and calls of AFS securities, consisting of a pre-tax gain of $29 thousand and a pre-tax loss of $19 thousand.

The amortized cost of securities pledged as collateral, to secure public deposits and for other purposes, was $237.7 million at June 30, 2018 and $225.7 million at December 31, 2017.

The amortized cost of securities sold under agreements to repurchase amounted to $295.7 million at June 30, 2018 and $296.4 million at December 31, 2017.

CTBI evaluates its investment portfolio on a quarterly basis for impairment.  The analysis performed as of June 30, 2018 indicates that all impairment is considered temporary, market and interest rate driven, and not credit-related.  The percentage of total investments with unrealized losses as of June 30, 2018 was 81.2% compared to 69.5% as of December 31, 2017.  The following tables provide the amortized cost, gross unrealized losses, and fair market value, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position as of June 30, 2018 that are not deemed to be other-than-temporarily impaired.  There were no held-to-maturity securities that were deemed to be impaired as of June 30, 2018.

Available-for-Sale

(in thousands)	Amortized Cost	Gross Unrealized Losses	Fair Value
Less Than 12 Months
U.S. Treasury and government agencies	$170,250	$(2,091)	$168,159
State and political subdivisions	55,441	(1,492)	53,949
U.S. government sponsored agency mortgage-backed securities	73,073	(1,599)	71,474
Other debt securities	507	(5)	502
Total <12 months temporarily impaired AFS securities	299,271	(5,187)	294,084

12 Months or More
U.S. Treasury and government agencies	44,226	(790)	43,436
State and political subdivisions	18,219	(1,522)	16,697
U.S. government sponsored agency mortgage-backed securities	127,030	(4,855)	122,175
Other debt securities	0	0	0
Total ≥12 months temporarily impaired AFS securities	189,475	(7,167)	182,308

Total
U.S. Treasury and government agencies	214,476	(2,881)	211,595
State and political subdivisions	73,660	(3,014)	70,646
U.S. government sponsored agency mortgage-backed securities	200,103	(6,454)	193,649
Other debt securities	507	(5)	502
Total temporarily impaired AFS securities	$488,746	$(12,354)	$476,392

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

U.S. Treasury and Government Agencies

The unrealized losses in U.S. Treasury and government agencies were caused by interest rate increases.  The contractual terms of those investments do not permit the issuer to settle the securities at a price less than par which will equal amortized cost at maturity.  CTBI does not consider those investments to be other-than-temporarily impaired at June 30, 2018, because CTBI does not intend to sell the investments and it is not more likely than not that we will be required to sell the investments before recovery of their amortized cost, which may be maturity.

State and Political Subdivisions

The unrealized losses in securities of state and political subdivisions were caused by interest rate increases.  The contractual terms of those investments do not permit the issuer to settle the securities at a price less than par which will equal amortized cost at maturity.  CTBI does not consider those investments to be other-than-temporarily impaired at June 30, 2018, because CTBI does not intend to sell the investments before recovery of their amortized cost and it is not more likely than not that we will be required to sell the investments before recovery of their amortized cost, which may be maturity.

U.S. Government Sponsored Agency Mortgage-Backed Securities

The unrealized losses in U.S. government sponsored agency mortgage-backed securities were caused by interest rate increases.  CTBI expects to recover the amortized cost basis over the term of the securities.  CTBI does not consider those investments to be other-than-temporarily impaired at June 30, 2018, because (i) the decline in market value is attributable to changes in interest rates and not credit quality, (ii) CTBI does not intend to sell the investments, and (iii) it is not more likely than not we will be required to sell the investments before recovery of their amortized cost, which may be maturity.

Other Debt Securities

The unrealized losses in other debt securities were caused by interest rate increases.  The contractual terms of those investments do not permit the issuer to settle the securities at a price less than par which will equal amortized cost at maturity.  CTBI does not consider those investments to be other-than-temporarily impaired at June 30, 2018, because CTBI does not intend to sell the investments and it is not more likely than not that we will be required to sell the investments before recovery of their amortized cost, which may be maturity.

Note 4 – Loans

Major classifications of loans, net of unearned income, deferred loan origination costs, and net premiums on acquired loans, are summarized as follows:

(in thousands)	June 30 2018	December 31 2017
Commercial construction	$81,196	$76,479
Commercial secured by real estate	1,191,711	1,188,680
Equipment lease financing	2,354	3,042
Commercial other	352,410	351,034
Real estate construction	64,817	67,358
Real estate mortgage	720,696	709,570
Home equity	102,432	99,356
Consumer direct	145,376	137,754
Consumer indirect	508,050	489,667
Total loans	$3,169,042	$3,122,940

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

Not included in the loan balances above were loans held for sale in the amount of $1.1 million at June 30, 2018 and $1.0 million at December 31, 2017.

Refer to note 1 to the condensed consolidated financial statements for further information regarding our nonaccrual policy.  Nonaccrual loans segregated by class of loans were as follows:

(in thousands)	June 30 2018	December 31 2017
Commercial:
Commercial construction	$573	$1,207
Commercial secured by real estate	5,921	7,028
Commercial other	682	934

Residential:
Real estate construction	43	318
Real estate mortgage	7,169	8,243
Home equity	424	389
Total nonaccrual loans	$14,812	$18,119

The following tables present CTBI’s loan portfolio aging analysis, segregated by class, as of June 30, 2018 and December 31, 2017:

	June 30, 2018
(in thousands)	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Current	Total Loans	90+ and Accruing*
Commercial:
Commercial construction	$0	$32	$588	$620	$80,576	$81,196	$15
Commercial secured by real estate	9,973	984	8,146	19,103	1,172,608	1,191,711	3,242
Equipment lease financing	0	0	0	0	2,354	2,354	0
Commercial other	951	503	430	1,884	350,526	352,410	219
Residential:
Real estate construction	241	47	83	371	64,446	64,817	74
Real estate mortgage	1,025	5,290	8,246	14,561	706,135	720,696	3,082
Home equity	999	123	365	1,487	100,945	102,432	179
Consumer:
Consumer direct	875	177	56	1,108	144,268	145,376	57
Consumer indirect	3,464	841	321	4,626	503,424	508,050	321
Total	$17,528	$7,997	$18,235	$43,760	$3,125,282	$3,169,042	$7,189

	December 31, 2017
(in thousands)	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Current	Total Loans	90+ and Accruing*
Commercial:
Commercial construction	$138	$0	$1,238	$1,376	$75,103	$76,479	$31
Commercial secured by real estate	4,047	1,599	8,514	14,160	1,174,520	1,188,680	2,665
Equipment lease financing	430	0	0	430	2,612	3,042	0
Commercial other	835	77	652	1,564	349,470	351,034	87
Residential:
Real estate construction	224	202	223	649	66,709	67,358	223
Real estate mortgage	2,064	5,029	11,605	18,698	690,872	709,570	6,293
Home equity	595	178	428	1,201	98,155	99,356	167
Consumer:
Consumer direct	983	148	62	1,193	136,561	137,754	62
Consumer indirect	4,085	1,399	648	6,132	483,535	489,667	648
Total	$13,401	$8,632	$23,370	$45,403	$3,077,537	$3,122,940	$10,176

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

The following tables present the credit risk profile of CTBI’s commercial loan portfolio based on rating category and payment activity, segregated by class of loans, as of June 30, 2018 and December 31, 2017:

(in thousands)	Commercial Construction	Commercial Secured by Real Estate	Equipment Leases	Commercial Other	Total
June 30, 2018
Pass	$72,673	$1,042,821	$2,354	$308,248	$1,426,096
Watch	3,584	84,787	0	29,211	117,582
OAEM	1,325	11,120	0	3,115	15,560
Substandard	3,614	52,889	0	11,639	68,142
Doubtful	0	94	0	197	291
Total	$81,196	$1,191,711	$2,354	$352,410	$1,627,671

December 31, 2017
Pass	$67,846	$1,053,701	$3,005	$305,655	$1,430,207
Watch	3,323	65,182	0	29,008	97,513
OAEM	1,304	22,401	37	3,206	26,948
Substandard	3,828	47,223	0	12,947	63,998
Doubtful	178	173	0	218	569
Total	$76,479	$1,188,680	$3,042	$351,034	$1,619,235

The following tables present the credit risk profile of CTBI’s residential real estate and consumer loan portfolios based on performing or nonperforming status, segregated by class, as of June 30, 2018 and December 31, 2017:

(in thousands)	Real Estate Construction	Real Estate Mortgage	Home Equity	Consumer Direct	Consumer Indirect	Total
June 30, 2018
Performing	$64,700	$710,445	$101,829	$145,319	$507,729	$1,530,022
Nonperforming (1)	117	10,251	603	57	321	11,349
Total	$64,817	$720,696	$102,432	$145,376	$508,050	$1,541,371

December 31, 2017
Performing	$66,817	$695,034	$98,800	$137,692	$489,019	$1,487,362
Nonperforming (1)	541	14,536	556	62	648	16,343
Total	$67,358	$709,570	$99,356	$137,754	$489,667	$1,503,705

(1)  A loan is considered nonperforming if it is 90 days or more past due and/or on nonaccrual.

The total of consumer mortgage loans secured by real estate properties for which formal foreclosure proceedings are in process totaled $4.5 million at June 30, 2018 compared to $3.7 million at December 31, 2017.

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

The following table presents impaired loans, the average investment in impaired loans, and interest income recognized on impaired loans for the periods ended June 30, 2018, December 31, 2017, and June 30, 2017:

	June 30, 2018
(in thousands)	Recorded Balance	Unpaid Contractual Principal Balance	Specific Allowance
Loans without a specific valuation allowance:
Commercial construction	$4,299	$4,299	$0
Commercial secured by real estate	29,718	31,653	0
Commercial other	8,606	10,250	0
Real estate mortgage	1,621	1,621	0

Loans with a specific valuation allowance:
Commercial secured by real estate	2,156	3,277	807
Commercial other	343	343	100

Totals:
Commercial construction	4,299	4,299	0
Commercial secured by real estate	31,874	34,930	807
Commercial other	8,949	10,593	100
Real estate mortgage	1,621	1,621	0
Total	$46,743	$51,443	$907

	Three Months Ended		Six Months Ended
	June 30, 2018		June 30, 2018
(in thousands)	Average Investment in Impaired Loans	*Interest Income Recognized	Average Investment in Impaired Loans	*Interest Income Recognized
Loans without a specific valuation allowance:
Commercial construction	$4,353	$69	$4,261	$106
Commercial secured by real estate	29,982	372	30,774	724
Commercial other	8,722	128	9,027	280
Real estate construction	0	0	159	0
Real estate mortgage	1,621	11	1,453	11

Loans with a specific valuation allowance:
Commercial secured by real estate	2,199	1	2,166	1
Commercial other	321	4	161	4

Totals:
Commercial construction	4,353	69	4,261	106
Commercial secured by real estate	32,181	373	32,940	725
Commercial other	9,043	132	9,188	284
Real estate construction	0	0	159	0
Real estate mortgage	1,621	11	1,453	11
Total	$47,198	$585	$48,001	$1,126

	Year Ended December 31, 2017
(in thousands)	Recorded Balance	Unpaid Contractual Principal Balance	Specific Allowance	Average Investment in Impaired Loans	*Interest Income Recognized
Loans without a specific valuation allowance:
Commercial construction	$4,431	$4,439	$0	$4,835	$200
Commercial secured by real estate	28,480	30,365	0	27,753	1,344
Equipment lease financing	0	0	0	34	0
Commercial other	9,481	11,252	0	10,444	539
Real estate construction	318	318	0	534	0
Real estate mortgage	1,564	1,570	0	1,591	36

Loans with a specific valuation allowance:
Commercial construction	153	173	25	155	0
Commercial secured by real estate	2,985	4,095	966	3,932	8
Commercial other	0	0	0	65	0

Totals:
Commercial construction	4,584	4,612	25	4,990	200
Commercial secured by real estate	31,465	34,460	966	31,685	1,352
Equipment lease financing	0	0	0	34	0
Commercial other	9,481	11,252	0	10,509	539
Real estate construction	318	318	0	534	0
Real estate mortgage	1,564	1,570	0	1,591	36
Total	$47,412	$52,212	$991	$49,343	$2,127

	June 30, 2017
(in thousands)	Recorded Balance	Unpaid Contractual Principal Balance	Specific Allowance
Loans without a specific valuation allowance:
Commercial construction	$4,707	$4,709	$0
Commercial secured by real estate	27,509	28,195	0
Equipment lease financing	130	130	0
Commercial other	10,719	12,619	0
Real estate construction	846	846	0
Real estate mortgage	1,803	1,803	0

Loans with a specific valuation allowance:
Commercial construction	153	174	25
Commercial secured by real estate	4,731	5,833	1,227
Commercial other	131	134	67

Totals:
Commercial construction	4,860	4,883	25
Commercial secured by real estate	32,240	34,028	1,227
Equipment lease financing	130	130	0
Commercial other	10,850	12,753	67
Real estate construction	846	846	0
Real estate mortgage	1,803	1,803	0
Total	$50,729	$54,443	$1,319

	Three Months Ended		Six Months Ended
	June 30, 2017		June 30, 2017
(in thousands)	Average Investment in Impaired Loans	*Interest Income Recognized	Average Investment in Impaired Loans	*Interest Income Recognized
Loans without a specific valuation allowance:
Commercial construction	$5,041	$49	$5,101	$86
Commercial secured by real estate	27,858	343	28,252	704
Equipment lease financing	135	0	68	0
Commercial other	10,882	133	10,981	273
Real estate construction	846	0	423	0
Real estate mortgage	1,803	11	1,804	22

Loans with a specific valuation allowance:
Commercial construction	153	0	157	0
Commercial secured by real estate	4,745	5	4,362	5
Commercial other	131	0	66	0

Totals:
Commercial construction	5,194	49	5,258	86
Commercial secured by real estate	32,603	348	32,614	709
Equipment lease financing	135	0	68	0
Commercial other	11,013	133	11,047	273
Real estate construction	846	0	423	0
Real estate mortgage	1,803	11	1,804	22
Total	$51,594	$541	$51,214	$1,090

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

During 2018, certain loans were modified in troubled debt restructurings, where economic concessions were granted to borrowers consisting of reductions in the interest rates, payment extensions, forgiveness of principal, and forbearances.  Presented below, segregated by class of loans, are troubled debt restructurings that occurred during the three and six months ended June 30, 2018 and 2017 and the year ended December 31, 2017:

	Three Months Ended June 30, 2018
(in thousands)	Number of Loans	Term Modification	Rate Modification	Combination	Post-Modification Outstanding Balance
Commercial:
Commercial construction	2	$411	$0	$0	$411
Commercial secured by real estate	8	1,773	0	0	1,773
Commercial other	3	283	0	0	283
Total troubled debt restructurings	13	$2,467	$0	$0	$2,467

	Six Months Ended June 30, 2018
(in thousands)	Number of Loans	Term Modification	Rate Modification	Combination	Post-Modification Outstanding Balance
Commercial:
Commercial construction	4	$443	$0	$15	$458
Commercial secured by real estate	17	2,559	0	983	3,542
Commercial other	8	465	0	0	465
Total troubled debt restructurings	29	$3,467	$0	$998	$4,465

	Year Ended December 31, 2017
(in thousands)	Number of Loans	Term Modification	Rate Modification	Combination	Post-Modification Outstanding Balance
Commercial:
Commercial construction	2	$0	$0	$114	$114
Commercial secured by real estate	15	2,199	0	192	2,391
Commercial other	22	1,072	0	136	1,208
Residential:
Real estate construction	1	846	0	0	846
Real estate mortgage	3	988	0	0	988
Total troubled debt restructurings	43	$5,105	$0	$442	$5,547

	Three Months Ended June 30, 2017
(in thousands)	Number of Loans	Term Modification	Rate Modification	Combination	Post-Modification Outstanding Balance
Commercial:
Commercial construction	2	$0	$0	$114	$114
Commercial secured by real estate	4	530	0	192	722
Commercial other	7	82	0	136	218
Residential:
Real estate construction	1	846	0	0	846
Total troubled debt restructurings	14	$1,458	$0	$442	$1,900

	Six Months Ended June 30, 2017
(in thousands)	Number of Loans	Term Modification	Rate Modification	Combination	Post-Modification Outstanding Balance
Commercial:
Commercial construction	2	$0	$0	$114	$114
Commercial secured by real estate	5	579	0	192	771
Commercial other	9	135	0	136	271
Residential:
Real estate construction	1	846	0	0	846
Real estate mortgage	1	323	0	0	323
Total troubled debt restructurings	18	$1,883	$0	$442	$2,325

No charge-offs have resulted from modifications for any of the presented periods.  We had commitments to extend additional credit in the amount of $0.1 million on loans that were considered troubled debt restructurings at June 30, 2018.

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

(in thousands)	Three Months Ended June 30, 2018		Three Months Ended June 30, 2017
	Number of Loans	Recorded Balance	Number of Loans	Recorded Balance
Commercial:
Commercial secured by real estate	1	$17	0	$0
Commercial other	1	25	0	0
Total defaulted restructured loans	2	$42	0	$0

(in thousands)	Six Months Ended June 30, 2018		Six Months Ended June 30, 2017
	Number of Loans	Recorded Balance	Number of Loans	Recorded Balance
Commercial:
Commercial secured by real estate	1	$17	0	$0
Commercial other	1	25	0	0
Total defaulted restructured loans	2	$42	0	$0

Note 5 – Allowance for Loan and Lease Losses

The following tables present the balance in the allowance for loan and lease losses (“ALLL”) and the recorded investment in loans based on portfolio segment and impairment method as of June 30, 2018, December 31, 2017 and June 30, 2017:

	Three Months Ended June 30, 2018
(in thousands)	Commercial Construction	Commercial Secured by Real Estate	Equipment Lease Financing	Commercial Other	Real Estate Construction	Real Estate Mortgage	Home Equity	Consumer Direct	Consumer Indirect	Total
Allowance for loan losses
Beginning balance	$686	$14,133	$23	$4,229	$633	$5,936	$862	$1,798	$6,889	$35,189
Provision charged to expense	51	788	(6)	668	(11)	(493)	22	264	646	1,929
Losses charged off	0	(266)	0	(322)	(4)	(222)	(18)	(276)	(1,418)	(2,526)
Recoveries	3	3	0	62	0	13	0	124	974	1,179
Ending balance	$740	$14,658	$17	$4,637	$618	$5,234	$866	$1,910	$7,091	$35,771

Ending balance:
Individually evaluated for impairment	$0	$807	$0	$100	$0	$0	$0	$0	$0	$907
Collectively evaluated for impairment	$740	$13,851	$17	$4,537	$618	$5,234	$866	$1,910	$7,091	$34,864

Loans
Ending balance:
Individually evaluated for impairment	$4,299	$31,874	$0	$8,949	$0	$1,621	$0	$0	$0	$46,743
Collectively evaluated for impairment	$76,897	$1,159,837	$2,354	$343,461	$64,817	$719,075	$102,432	$145,376	$508,050	$3,122,299

	Six Months Ended June 30, 2018
(in thousands)	Commercial Construction	Commercial Secured by Real Estate	Equipment Lease Financing	Commercial Other	Real Estate Construction	Real Estate Mortgage	Home Equity	Consumer Direct	Consumer Indirect	Total
Allowance for loan losses
Beginning balance	$686	$14,509	$18	$5,039	$660	$5,688	$857	$1,863	$6,831	$36,151
Provision charged to expense	37	597	(1)	16	(14)	(58)	27	343	1,928	2,875
Losses charged off	0	(477)	0	(557)	(28)	(415)	(19)	(491)	(3,516)	(5,503)
Recoveries	17	29	0	139	0	19	1	195	1,848	2,248
Ending balance	$740	$14,658	$17	$4,637	$618	$5,234	$866	$1,910	$7,091	$35,771

Ending balance:
Individually evaluated for impairment	$0	$807	$0	$100	$0	$0	$0	$0	$0	$907
Collectively evaluated for impairment	$740	$13,851	$17	$4,537	$618	$5,234	$866	$1,910	$7,091	$34,864

Loans
Ending balance:
Individually evaluated for impairment	$4,299	$31,874	$0	$8,949	$0	$1,621	$0	$0	$0	$46,743
Collectively evaluated for impairment	$76,897	$1,159,837	$2,354	$343,461	$64,817	$719,075	$102,432	$145,376	$508,050	$3,122,299

	Three Months Ended June 30, 2017
(in thousands)	Commercial Construction	Commercial Secured by Real Estate	Equipment Lease Financing	Commercial Other	Real Estate Construction	Real Estate Mortgage	Home Equity	Consumer Direct	Consumer Indirect	Total
Allowance for loan losses
Beginning balance	$644	$14,177	$40	$4,736	$571	$5,877	$757	$1,844	$7,067	$35,713
Provision charged to expense	22	1,435	(7)	599	10	(128)	(11)	102	742	2,764
Losses charged off	0	(318)	0	(417)	0	(97)	0	(239)	(1,118)	(2,189)
Recoveries	3	5	0	75	0	10	1	159	592	845
Ending balance	$669	$15,299	$33	$4,993	$581	$5,662	$747	$1,866	$7,283	$37,133

Ending balance:
Individually evaluated for impairment	$25	$1,227	$0	$67	$0	$0	$0	$0	$0	$1,319
Collectively evaluated for impairment	$644	$14,072	$33	$4,926	$581	$5,662	$747	$1,866	$7,283	$35,814

Loans
Ending balance:
Individually evaluated for impairment	$4,860	$32,240	$130	$10,850	$846	$1,803	$0	$0	$0	$50,729
Collectively evaluated for impairment	$67,194	$1,146,989	$4,773	$341,323	$57,720	$706,664	$93,721	$135,228	$483,001	$3,036,613

	Six Months Ended June 30, 2017
(in thousands)	Commercial Construction	Commercial Secured by Real Estate	Equipment Lease Financing	Commercial Other	Real Estate Construction	Real Estate Mortgage	Home Equity	Consumer Direct	Consumer Indirect	Total
Allowance for loan losses
Beginning balance	$884	$14,191	$42	$4,656	$629	$6,027	$774	$1,885	$6,845	$35,933
Provision charged to expense	(220)	1,624	(9)	1,019	(48)	(275)	(27)	196	1,733	3,993
Losses charged off	(4)	(528)	0	(836)	0	(164)	(3)	(509)	(2,636)	(4,680)
Recoveries	9	12	0	154	0	74	3	294	1,341	1,887
Ending balance	$669	$15,299	$33	$4,993	$581	$5,662	$747	$1,866	$7,283	$37,133

Ending balance:
Individually evaluated for impairment	$25	$1,227	$0	$67	$0	$0	$0	$0	$0	$1,319
Collectively evaluated for impairment	$644	$14,072	$33	$4,926	$581	$5,662	$747	$1,866	$7,283	$35,814

Loans
Ending balance:
Individually evaluated for impairment	$4,860	$32,240	$130	$10,850	$846	$1,803	$0	$0	$0	$50,729
Collectively evaluated for impairment	$67,194	$1,146,989	$4,773	$341,323	$57,720	$706,664	$93,721	$135,228	$483,001	$3,036,613

	Year Ended December 31, 2017
(in thousands)	Commercial Construction	Commercial Secured by Real Estate	Equipment Lease Financing	Commercial Other	Real Estate Construction	Real Estate Mortgage	Home Equity	Consumer Direct	Consumer Indirect	Total
Allowance for loan losses
Beginning balance	$884	$14,191	$42	$4,656	$629	$6,027	$774	$1,885	$6,845	$35,933
Provision charged to expense	(237)	2,281	(24)	1,744	31	189	257	418	2,862	7,521
Losses charged off	(10)	(2,038)	0	(1,893)	0	(615)	(178)	(965)	(5,386)	(11,085)
Recoveries	49	75	0	532	0	87	4	525	2,510	3,782
Ending balance	$686	$14,509	$18	$5,039	$660	$5,688	$857	$1,863	$6,831	$36,151

Ending balance:
Individually evaluated for impairment	$25	$966	$0	$0	$0	$0	$0	$0	$0	$991
Collectively evaluated for impairment	$661	$13,543	$18	$5,039	$660	$5,688	$857	$1,863	$6,831	$35,160

Loans
Ending balance:
Individually evaluated for impairment	$4,584	$31,465	$0	$9,481	$318	$1,564	$0	$0	$0	$47,412
Collectively evaluated for impairment	$71,895	$1,157,215	$3,042	$341,553	$67,040	$708,006	$99,356	$137,754	$489,667	$3,075,528

Note 6 – Other Real Estate Owned

Activity for other real estate owned was as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
(in thousands)	2018	2017	2018	2017
Beginning balance of other real estate owned	$32,004	$35,812	$31,996	$35,856
New assets acquired	1,559	577	2,843	1,581
Capitalized costs	0	0	0	0
Fair value adjustments	(853)	(1,449)	(1,320)	(1,987)
Sale of assets	(2,448)	(2,155)	(3,257)	(2,665)
Ending balance of other real estate owned	$30,262	$32,785	$30,262	$32,785

Carrying costs and fair value adjustments associated with foreclosed properties for the three months ended June 30, 2018 and 2017 were $1.3 million and $1.8 million, respectively.  Carrying costs and fair value adjustments associated with foreclosed properties for the six months ended June 30, 2018 and 2017 were $2.3 million and $2.7 million, respectively.

The major classifications of foreclosed properties are shown in the following table:

(in thousands)	June 30 2018	December 31 2017
1-4 family	$5,426	$5,908
Agricultural/farmland	0	68
Construction/land development/other	15,640	16,158
Multifamily	108	176
Non-farm/non-residential	9,088	9,686
Total foreclosed properties	$30,262	$31,996

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

We monitor collateral levels on a continuous basis and maintain records of each transaction specifically describing the applicable security and the counterparty’s fractional interest in that security, and we segregate the security from its general assets in accordance with regulations governing custodial holdings of securities.  The primary risk with our repurchase agreements is market risk associated with the securities securing the transactions, as we may be required to provide additional collateral based on fair value changes of the underlying securities.  Securities pledged as collateral under repurchase agreements are maintained with our safekeeping agents.  The carrying value of investment securities available-for-sale pledged as collateral under repurchase agreements totaled $290.1 million and $295.4 million at June 30, 2018 and December 31, 2017, respectively.

The remaining contractual maturity of the securities sold under agreements to repurchase by class of collateral pledged included in the accompanying consolidated balance sheets as of June 30, 2018 and December 31, 2017 is presented in the following tables:

	June 30, 2018
	Remaining Contractual Maturity of the Agreements
(in thousands)	Overnight and Continuous	Up to 30 days	30-90 days	Greater Than 90 days	Total
Repurchase agreements and repurchase-to-maturity transactions:
U.S. Treasury and government agencies	$39,871	$8,042	$21,402	$48,108	$117,423
State and political subdivisions	61,685	2,379	1,430	9,325	74,819
U.S. government sponsored agency mortgage-backed securities	13,829	579	12,668	29,463	56,539
Total	$115,385	$11,000	$35,500	$86,896	$248,781

	December 31, 2017
	Remaining Contractual Maturity of the Agreements
(in thousands)	Overnight and Continuous	Up to 30 days	30-90 days	Greater Than 90 days	Total
Repurchase agreements and repurchase-to-maturity transactions:
U.S. Treasury and government agencies	$24,957	$0	$16,771	$67,867	$109,595
State and political subdivisions	62,620	0	567	12,161	75,348
U.S. government sponsored agency mortgage-backed securities	13,360	0	4,662	40,849	58,871
Total	$100,937	$0	$22,000	$120,877	$243,814

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

Recurring Measurements

The following tables present the fair value measurements of assets recognized in the accompanying balance sheets measured at fair value on a recurring basis as of June 30, 2018 and December 31, 2017 and indicate the level within the fair value hierarchy of the valuation techniques.

		Fair Value Measurements at June 30, 2018 Using
(in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets measured – recurring basis
Available-for-sale securities:
U.S. Treasury and government agencies	$246,773	$89,360	$157,413	$0
State and political subdivisions	127,489	0	127,489	0
U.S. government sponsored agency mortgage-backed securities	211,000	0	211,000	0
Other debt securities	502	0	502	0
Mortgage servicing rights	3,772	0	0	3,772

(in thousands)		Fair Value Measurements at December 31, 2017 Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets measured – recurring basis
Available-for-sale securities:
U.S. Treasury and government agencies	$210,572	$64,598	$145,974	$0
State and political subdivisions	145,015	0	145,015	0
U.S. government sponsored agency mortgage-backed securities	205,309	0	205,309	0
Other debt securities	507	0	507	0
CRA investment funds	24,358	24,358	0	0
Mortgage servicing rights	3,484	0	0	3,484

Following is a description of the valuation methodologies and inputs used for assets measured at fair value on a recurring basis and recognized in the accompanying balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy.  These valuation methodologies were applied to all of CTBI’s financial assets carried at fair value.  CTBI had no liabilities measured and recorded at fair value as of June 30, 2018 and December 31, 2017.  There have been no significant changes in the valuation techniques during the quarter or six months ended June 30, 2018.  For assets classified within Level 3 of the fair value hierarchy, the process used to develop the reported fair value is described below.

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

In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy.  Fair value determinations for Level 3 measurements are estimated on a quarterly basis where assumptions used are reviewed to ensure the estimated fair value complies with accounting standards generally accepted in the United States.  As of June 30, 2018 and December 31, 2017, CTBI does not own any securities valued using Level 3 inputs.

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

Transfers between Levels

There were no transfers between Levels 1, 2, and 3 as of June 30, 2018.

Level 3 Reconciliation

Following is a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the accompanying balance sheet using significant unobservable (Level 3) inputs for the three and six months ended June 30, 2018 and 2017:

Mortgage Servicing Rights
	Three Months Ended		Six Months Ended
	June 30		June 30
(in thousands)	2018	2017	2018	2017
Beginning balance	$3,706	$3,474	$3,484	$3,433
Total recognized gains (losses)
Included in net income	68	(163)	296	(78)
Issues	111	88	211	171
Settlements	(113)	(95)	(219)	(222)
Ending balance	$3,772	$3,304	$3,772	$3,304

Total gains (losses) for the period included in net income attributable to the change in unrealized gains or losses related to assets still held at the reporting date	$68	$(163)	$296	$(78)

Realized and unrealized gains and losses for items reflected in the table above are included in net income in the consolidated statements of income as follows:

Noninterest Income
	Three Months Ended		Six Months Ended
	June 30		June 30
(in thousands)	2018	2017	2018	2017
Total gains (losses)	$(45)	$(258)	$77	$(301)

Nonrecurring Measurements

The following tables present the fair value measurements of assets recognized in the accompanying balance sheets measured at fair value on a nonrecurring basis as of June 30, 2018 and December 31, 2017 and indicate the level within the fair value hierarchy of the valuation techniques.

		Fair Value Measurements at June 30, 2018 Using
(in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets measured – nonrecurring basis
Impaired loans (collateral dependent)	$357	$0	$0	$357
Other real estate owned	4,499	0	0	4,499

		Fair Value Measurements at December 31, 2017 Using
(in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets measured – nonrecurring basis
Impaired loans (collateral dependent)	$2,709	$0	$0	$2,709
Other real estate owned	18,951	0	0	18,951

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

Loans considered impaired under ASC 310-35, Impairment of a Loan, are loans for which, based on current information and events, it is probable that the creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement.  Impaired loans are subject to nonrecurring fair value adjustments to reflect subsequent (i) partial write-downs that are based on the observable market price or current appraised value of the collateral or (ii) the full charge-off of the loan carrying value.  Quarter-to-date fair value adjustments on impaired loans disclosed above were $0.2 million, $0.3 million, and $0.4 million for the quarters ended June 30, 2018, December 31, 2017, and June 30, 2017, respectively.  Year-to-date fair value adjustments were $0.2 million for the six months ended June 30, 2018, $1.0 million for the year ended December 31, 2017, and $0.5 million for the six months ended June 30, 2017.

Other Real Estate Owned

In accordance with the provisions of ASC 360, Property, Plant, and Equipment, other real estate owned (“OREO”) is carried at the lower of fair value at acquisition date or current estimated fair value, less estimated cost to sell when the real estate is acquired.  Estimated fair value of OREO is based on appraisals or evaluations.  OREO is classified within Level 3 of the fair value hierarchy.  Long-lived assets are subject to nonrecurring fair value adjustments to reflect subsequent partial write-downs that are based on the observable market price or current appraised value of the collateral.  Quarter-to-date fair value adjustments on other real estate owned were $0.8 million, $0.2 million, and $1.4 million for the quarters ended June 30, 2018, December 31, 2017, and June 30, 2017, respectively.  Year-to-date adjustments were $1.2 million for the six months ended June 30, 2018, $2.5 million for the year ended December 31, 2017, and $1.9 million for the six months ended June 30, 2017.

Our policy for determining the frequency of periodic reviews is based upon consideration of the specific properties and the known or perceived market fluctuations in a particular market and is typically between 12 and 18 months but generally not more than 24 months.  Appraisers are selected from the list of approved appraisers maintained by management.

Unobservable (Level 3) Inputs

The following tables present quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements at June 30, 2018 and December 31, 2017.

(in thousands)	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at June 30, 2018	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Mortgage servicing rights	$3,772	Discount cash flows, computer pricing model	Constant prepayment rate	7.0% - 27.5% (8.5%)
			Probability of default	0.0% - 100.0% (2.8%)
			Discount rate	10.0% - 11.5% (10.1%)

Impaired loans (collateral-dependent)	$357	Market comparable properties	Marketability discount	5.9% - 92.5% (53.6%)

Other real estate owned	$4,499	Market comparable properties	Comparability adjustments	1.0% - 30.0% (12.7%)

(in thousands)	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at December 31, 2017	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Mortgage servicing rights	$3,484	Discount cash flows, computer pricing model	Constant prepayment rate	7.0% - 45.0% (10.0%)
			Probability of default	0.0% - 100.0% (3.0%)
			Discount rate	10.0% - 11.5% (10.1%)

Impaired loans (collateral-dependent)	$2,709	Market comparable properties	Marketability discount	1.9% - 89.8% (38.5%)

Other real estate owned	$18,951	Market comparable properties	Comparability adjustments	6.0% - 58.6% (15.0%)

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

Fair Value of Financial Instruments

The following table presents estimated fair value of CTBI’s financial instruments as of June 30, 2018 and indicates the level within the fair value hierarchy of the valuation techniques.  In accordance with the prospective adoption of ASU 2016-01, the fair values as of June 30, 2018 were measured using an exit price notion.

		Fair Value Measurements at June 30, 2018 Using
(in thousands)	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$198,385	$198,385	$0	$0
Certificates of deposit in other banks	5,635	0	5,612	0
Securities available-for-sale	585,764	89,360	496,404	0
Securities held-to-maturity	659	0	660	0
Loans held for sale	1,093	1,115	0	0
Loans, net	3,133,271	0	0	3,159,639
Federal Home Loan Bank stock	17,927	0	17,927	0
Federal Reserve Bank stock	4,887	0	4,887	0
Accrued interest receivable	13,049	0	13,049	0
Mortgage servicing rights	3,772	0	0	3,772

Financial liabilities:
Deposits	$3,309,408	$819,525	$2,516,279	$0
Repurchase agreements	248,781	0	0	248,920
Federal funds purchased	7,978	0	7,978	0
Advances from Federal Home Loan Bank	802	0	869	0
Long-term debt	59,341	0	0	44,166
Accrued interest payable	4,196	0	4,196	0

Unrecognized financial instruments:
Letters of credit	$0	$0	$0	$0
Commitments to extend credit	0	0	0	0
Forward sale commitments	0	0	0	0

The following table presents estimated fair value of CTBI’s financial instruments as of December 31, 2017 and indicates the level within the fair value hierarchy of the valuation techniques.

(in thousands)		Fair Value Measurements at December 31, 2017 Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$175,274	$175,274	$0	$0
Certificates of deposit in other banks	9,800	0	9,772	0
Securities available-for-sale	585,761	88,956	496,805	0
Securities held-to-maturity	659	0	660	0
Loans held for sale	1,033	1,060	0	0
Loans, net	3,086,789	0	0	3,092,437
Federal Home Loan Bank stock	17,927	0	17,927	0
Federal Reserve Bank stock	4,887	0	4,887	0
Accrued interest receivable	13,338	0	13,338	0
Mortgage servicing rights	3,484	0	0	3,484

Financial liabilities:
Deposits	$3,263,863	$790,930	$2,319,278	$0
Repurchase agreements	243,814	0	0	243,932
Federal funds purchased	7,312	0	7,312	0
Advances from Federal Home Loan Bank	845	0	841	0
Long-term debt	59,341	0	0	44,166
Accrued interest payable	2,228	0	2,228	0

Unrecognized financial instruments:
Letters of credit	$0	$0	$0	$0
Commitments to extend credit	0	0	0	0
Forward sale commitments	0	0	0	0

Note 9 – Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 30		June 30
(in thousands except per share data)	2018	2017	2018	2017
Numerator:
Net income	$11,599	$11,541	$27,413	$22,818

Denominator:
Basic earnings per share:
Weighted average shares	17,687	17,626	17,679	17,621
Diluted earnings per share:
Effect of dilutive stock options and restricted stock grants	16	19	16	20
Adjusted weighted average shares	17,703	17,645	17,695	17,641

Earnings per share:
Basic earnings per share	$0.66	$0.65	$1.55	$1.29
Diluted earnings per share	0.66	0.65	1.55	1.29

There were no options to purchase common shares that were excluded from the diluted calculations above for the three and six months ended June 30, 2018 and 2017.  In addition to in-the-money stock options, unvested restricted stock grants were also used in the calculation of diluted earnings per share based on the treasury method.

Note 10 – Accumulated Other Comprehensive Income

Unrealized gains on AFS securities

Amounts reclassified from accumulated other comprehensive income (AOCI) and the affected line items in the statements of income during the three and six months ended June 30, 2018 and 2017 were:

	Amounts Reclassified from AOCI
(in thousands)	Three Months Ended June 30		Six Months Ended June 30
	2018	2017	2018	2017
Affected line item in the statements of income
Securities gains	$2	$18	$151	$10
Tax expense	0	6	32	4
Total reclassifications out of AOCI	$2	$12	$119	$6

Note 11 – Commitments and Contingencies

As of July 25, 2018, Community Trust Bank, Inc. (“CTB”), the bank subsidiary of CTBI, entered into a Consent Order with the Board of Governors of the Federal Reserve System (“FRB”).  Pursuant to the Consent Order, the FRB ordered CTB to cease and desist and take certain affirmative actions related to specified deposit add-on products.  The Consent Order requires CTB to deposit an amount of not less than $4.75 million in a segregated account for the purpose of funding restitution, although the actual amount of such reimbursement may vary from the deposited amount.  As CTBI previously disclosed in a Form 8-K filed on June 14, 2018, CTBI increased its related accrual from $1.2 million to $4.75 million on June 14, 2018 based on communications with regulatory agency representatives.  As a result of the increased accrual, a charge to earnings was reflected in the second quarter 2018 financial results of $2.8 million after-tax, or $0.16 per share.

CTBI and subsidiaries, and from time to time, our officers, are named defendants in legal actions rising from ordinary business activities.  Management, after consultation with legal counsel, believes any pending actions are without merit or that the ultimate liability, if any, will not materially affect our consolidated financial position or results of operations.

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

❖ Capital Resources

❖ Impact of Inflation, Changing Prices, and Economic Conditions

❖ Stock Repurchase Program

❖ Critical Accounting Policies and Estimates

Our Business

Community Trust Bancorp, Inc. (“CTBI”) is a bank holding company headquartered in Pikeville, Kentucky.  Currently, we own one commercial bank, Community Trust Bank, Inc. (“CTB”) and one trust company, Community Trust and Investment Company, Inc.  Through our subsidiaries, we have eighty banking locations in eastern, northeastern, central, and south central Kentucky, southern West Virginia, and northeastern Tennessee, four trust offices across Kentucky, and one trust office in northeastern Tennessee.  At June 30, 2018, we had total consolidated assets of $4.2 billion and total consolidated deposits, including repurchase agreements, of $3.6 billion.  Total shareholders’ equity at June 30, 2018 was $542.2 million.  Trust assets under management, which are excluded from CTBI’s total consolidated assets, at June 30, 2018, were $2.2 billion.  Trust assets under management include CTB’s investment portfolio totaling $0.6 billion.

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

Results of Operations and Financial Condition

We reported earnings for the second quarter 2018 of $11.6 million, or $0.66 per basic share, compared to $15.8 million, or $0.89 per basic share, earned during the first quarter 2018 and $11.5 million, or $0.65 per basic share, earned during the second quarter 2017.  Earnings for the six months ended June 30, 2018 were $27.4 million, or $1.55 per basic share, compared to $22.8 million, or $1.29 per basic share earned for the six months ended June 30, 2017.

We reported earnings for the second quarter 2018 of $11.6 million, or $0.66 per basic share, compared to $15.8 million, or $0.89 per basic share, earned during the first quarter 2018 and $11.5 million, or $0.65 per basic share, earned during the second quarter 2017.  Earnings for the six months ended June 30, 2018 were $27.4 million, or $1.55 per basic share, compared to $22.8 million, or $1.29 per basic share earned for the six months ended June 30, 2017.

As of July 25, 2018, Community Trust Bank, Inc. (“CTB”), the bank subsidiary of CTBI, entered into a Consent Order with the Board of Governors of the Federal Reserve System (“FRB”).  Pursuant to the Consent Order, the FRB ordered CTB to cease and desist and take certain affirmative actions related to specified deposit add-on products.  Among the required actions are the following: (i) continuation of actions to correct specified violations of the Federal Trade Commission Act; (ii) development of a plan designed to ensure that CTB’s marketing, servicing and billing of deposit account add-on products or similar products comply with applicable law and the terms of the Consent Order; (iii) development of a plan to strengthen the CTB Board of Directors’ oversight of CTB’s compliance risk management program; (iv) adoption of a plan to enhance the consumer compliance risk management program to facilitate compliance of the marketing, processing and servicing of consumer products and services offered through third parties with consumer protection laws and regulations; and (v) establishment of a restitution plan to reimburse accountholders who did not receive all component benefits of specified deposit add-on products.

The Consent Order requires CTB to deposit an amount of not less than $4.75 million in a segregated account for the purpose of funding restitution, although the actual amount of such reimbursement may vary from the deposited amount.  As CTBI previously disclosed in a Form 8-K filed on June 14, 2018, CTBI increased its related accrual from $1.2 million to $4.75 million on June 14, 2018 based on communications with regulatory agency representatives.  As a result of the increased accrual, a charge to earnings was reflected in the second quarter 2018 financial results of $2.8 million after-tax, or $0.16 per share.

Quarterly Highlights

❖	Net interest income for the quarter of $35.1 million was an increase of $0.6 million, or 1.6%, from first quarter 2018 and $0.9 million, or 2.7%, from prior year second quarter.

❖	Provision for loan losses for the quarter ended June 30, 2018 increased $1.0 million from prior quarter but decreased $0.8 million from prior year same quarter.

❖	Our loan portfolio increased $50.8 million, an annualized 6.5%, during the quarter and $46.1 million, or an annualized 3.0%, from December 31, 2017.

❖
Net loan charge-offs for the quarter ended June 30, 2018 were $1.3 million, or 0.17% of average loans annualized, compared to $1.9 million, or 0.25%, experienced for the first quarter 2018 and $1.3 million, or 0.18%, for the second quarter 2017.

❖
Nonperforming loans at $22.0 million decreased $3.9 million from March 31, 2018 and $6.3 million from December 31, 2017.  Nonperforming assets at $52.3 million decreased $5.7 million from March 31, 2018 and $8.1 million from December 31, 2017.

❖	Deposits, including repurchase agreements, decreased $6.3 million during the quarter but increased $50.5 million from December 31, 2017.

❖
Noninterest income for the quarter ended June 30, 2018 of $13.7 million was an increase of $0.4 million, or 3.2%, from prior quarter and $1.4 million, or 11.6%, from prior year same quarter.  The increase in noninterest income was primarily due to a gain on the sale of a partnership interest resulting from a low income housing tax credit recapture and an increase in deposit service charges.

❖
Noninterest expense for the quarter ended June 30, 2018 of $32.4 million increased $3.8 million, or 13.1%, from prior quarter, and $4.9 million, or 17.7%, from prior year same quarter.  The variance in noninterest expense from prior quarter was primarily due to the above mentioned increase in the customer reimbursement accrual.  Additionally, personnel expense increased from prior year same quarter with increases in bonuses and the cost of group medical and life insurance.

❖
Income tax expense continues to be positively impacted by the change in the corporate income tax rate from 35% to 21%.  We utilize various tax exempt investments and loans, including municipal bonds, bank owned life insurance, and low income housing projects, to lower our effective income tax rate.  With the current tax laws, our effective tax rate for the six months ended June 30, 2018 was 16% compared to 28% for the six months ended June 30, 2017.

Income Statement Review

(dollars in thousands)			Change 2018 vs. 2017
Six Months Ended June 30	2018	2017	Amount	Percent
Net interest income	$69,739	$67,330	$2,409	3.6%
Provision for loan losses	2,875	3,993	(1,118)	(28.0)
Noninterest income	27,050	23,890	3,160	13.2
Noninterest expense	61,120	55,210	5,910	10.7
Income taxes	5,381	9,199	(3,818)	(41.5)
Net income	$27,413	$22,818	$4,595	20.1%

Average earning assets	$3,899,301	$3,743,834	$155,467	4.2%

Yield on average earnings assets, tax equivalent*	4.30%	4.10%	0.20%	4.7%
Cost of interest bearing funds	0.93%	0.59%	0.34%	57.8%
Net interest margin, tax equivalent*	3.63%	3.68%	(0.05)%	(1.4)%

*Yield on average earning assets and net interest margin were computed on a tax equivalent basis using a 21% tax rate for 2018 and a 35% tax rate for 2017.

Net Interest Income

Net interest income for the quarter of $35.1 million was an increase of $0.6 million, or 1.6%, from first quarter 2018 and $0.9 million, or 2.7%, from prior year second quarter.  Net interest income for the six months ended June 30, 2018 of $69.7 million was an increase of $2.4 million, or 3.6%, over the first six months of 2017.  Our year-to-date net interest margin at 3.63% decreased 5 basis points from June 30, 2017, while our average earning assets increased $155.5 million.  Our yield on average earning assets for the six months ended June 30, 2018 increased 20 basis points from prior year, and our cost of funds increased 34 basis points from prior year.  Our ratio of average loans to deposits, including repurchase agreements, was 88.3% for the six months ended June 30, 2018 compared to 88.9% for the six months ended June 30, 2017.

Provision for Loan Losses

The provision for loan losses that was added to the allowance for the second quarter 2018 was $1.9 million compared to $0.9 million for the quarter ended March 31, 2018 and $2.8 million for the quarter ended June 30, 2017.  Year-to-date allocations to the reserve were $2.9 million at June 30, 2018 compared to $4.0 million at June 30, 2017.  This provision represented a charge against current earnings in order to maintain the allowance at an appropriate level determined using the accounting estimates described in the Critical Accounting Policies and Estimates section.  Our reserve coverage (allowance for loan and lease loss reserve to nonperforming loans) at June 30, 2018 was 162.6% compared to 135.6% at March 31, 2018 and 132.6% at June 30, 2017.  Our loan loss reserve as a percentage of total loans outstanding remained at 1.13% from March 31, 2018 to June 30, 2018, down from the 1.20% at June 30, 2017.  The decline in the loan loss reserve is primarily attributable to a reduction in our soft factor allocation for long-term trends in delinquencies.

Noninterest Income

Noninterest income for the quarter ended June 30, 2018 of $13.7 million was an increase of $0.4 million, or 3.2%, from prior quarter and $1.4 million, or 11.6%, from prior year same quarter.  The increase in noninterest income was primarily due to a gain on the sale of a partnership interest totaling $1.0 million related to one of our tax credit investments.  As a result of the sale of this interest, a portion of the tax credits previously claimed was recaptured during the current quarter totaling $0.8 million, which was recorded in income tax expense.   The variance in noninterest income from prior quarter was also impacted by a $0.3 million increase in deposit service charges and a $0.3 million decrease in losses on the sale of securities, offset by a $1.0 million decrease in bank owned life insurance income and a $0.2 million decrease in loan related fees as a result of fluctuations in the fair value adjustments of our mortgage servicing rights.  The increase from prior year same quarter was also positively impacted by a $0.2 million increase in trust revenue.  Additionally, noninterest income for the second quarter 2017 included a $0.6 million gain on the repurchase of trust preferred securities.  Noninterest income for the six months ended June 30, 2018 was a $3.2 million, or 13.2%, increase from prior year.

Noninterest Expense

Noninterest expense for the quarter ended June 30, 2018 of $32.4 million increased $3.8 million, or 13.1%, from prior quarter, and $4.9 million, or 17.7%, from prior year same quarter.  The variance in noninterest expense from prior quarter was primarily due to the above mentioned $3.6 million increase in the customer reimbursement accrual.  Personnel expense increased from prior year same quarter with increases in bonuses ($0.7 million) and the cost of group medical and life insurance ($0.4 million).  Noninterest expense for the six months ended June 30, 2018 was $61.1 million, a $5.9 million or 10.7% increase over the first six months of 2017, primarily due to the same items detailed above.

Balance Sheet Review

CTBI’s total assets at $4.2 billion increased $9.4 million, or 0.9% annualized, from March 31, 2017 and $69.0 million, or 3.4% annualized, from December 31, 2017.  Loans outstanding at June 30, 2018 were $3.2 billion, an increase of $50.8 million, or an annualized 6.5%, from March 31, 2017 and an increase of $46.1 million, or an annualized 3.0%, from December 31, 2017.  We experienced an increase during the quarter of $16.1 million in the commercial loan portfolio, $20.2 million in the indirect loan portfolio, $8.8 million in the consumer direct loan portfolio, and $5.7 million in the residential loan portfolio.  CTBI’s investment portfolio decreased $19.1 million, or an annualized 12.7%, from March 31, 2018 but remained relatively flat to December 31, 2017.  Deposits, including repurchase agreements, at $3.6 billion decreased $6.3 million, or an annualized 0.7%, from March 31, 2018 but increased $50.5 million, or an annualized 2.9%, from December 31, 2017.  None of the additional deposits acquired during the six months ended June 30, 2018 were attributable to brokered deposits.

Shareholders’ equity at June 30, 2018 was $542.2 million, a 3.5% annualized increase from the $537.5 million at March 31, 2018 and a 4.4% annualized increase from the $530.7 million at December 31, 2017.  Our tangible common equity/tangible assets ratio at June 30, 2018 was 11.51%.
Loans

(in thousands)	June 30, 2018
Loan Category	Balance	Variance from Prior Year-End	YTD Net Charge-Offs	Nonperforming	ALLL
Commercial:
Construction	$81,196	6.2%	$17	$588	$740
Secured by real estate	1,191,711	0.3	(448)	9,163	14,658
Equipment lease financing	2,354	(22.6)	0	0	17
Commercial other	352,410	0.4	(418)	901	4,637
Total commercial	1,627,671	0.5	(849)	10,652	20,052

Residential:
Real estate construction	64,817	(3.8)	(28)	117	618
Real estate mortgage	720,696	1.6	(396)	10,251	5,234
Home equity	102,432	3.1	(18)	603	866
Total residential	887,945	1.3	(442)	10,971	6,718

Consumer:
Consumer direct	145,376	5.5	(296)	57	1,910
Consumer indirect	508,050	3.8	(1,668)	321	7,091
Total consumer	653,426	4.1	(1,964)	378	9,001

Total loans	$3,169,042	1.5%	$(3,255)	$22,001	$35,771

Asset Quality

CTBI’s total nonperforming loans, not including troubled debt restructurings, were $22.0 million, or 0.69% of total loans, at June 30, 2018 compared to $25.9 million, or 0.83% of total loans, at March 31, 2018 and $28.3 million, or 0.91% of total loans, at December 31, 2017.  Accruing loans 90+ days past due decreased $1.8 million from prior quarter and $3.0 million from December 31, 2017.  Nonaccrual loans decreased $2.1 million during the quarter and $3.3 million from December 31, 2017.  Accruing loans 30-89 days past due at $23.5 million was an increase of $6.6 million from March 31, 2018 and $4.1 million from December 31, 2017.  The increase in past due loans 30-89 days is due to one relationship which is well-collateralized, and no loss is expected.  Our loan portfolio management processes focus on the immediate identification, management, and resolution of problem loans to maximize recovery and minimize loss.   Our loan risk management processes include weekly delinquent loan review meetings at the market levels and monthly delinquent loan review meetings involving senior corporate management to review all nonaccrual loans and loans 30 days or more past due.  Any activity regarding a criticized/classified loan (i.e. problem loan) must be approved by CTB’s Watch List Asset Committee (i.e. Problem Loan Committee).  CTB’s Watch List Asset Committee also meets on a quarterly basis and reviews every criticized/classified loan of $100,000 or greater.  We also have a Loan Review Department that reviews every market within CTB annually and performs extensive testing of the loan portfolio to assure the accuracy of loan grades and classifications for delinquency, troubled debt restructuring, impaired status, impairment, nonaccrual status, and adequate loan loss reserves.

Impaired loans, loans not expected to meet contractual principal and interest payments other than insignificant delays, at June 30, 2018 totaled $46.7 million, a $1.5 million decrease from the $48.2 million at March 31, 2018 and a $0.7 million decrease from the $47.4 million at December 31, 2017.  Management evaluates all impaired loans for the amount of impairment, if any, and records a direct charge-off or provides specific reserves when necessary.

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

Our level of foreclosed properties at $30.3 million at June 30, 2018 was a $1.7 million decrease from the $32.0 million at March 31, 2018 and December 31, 2017.  Sales of foreclosed properties for the six months ended June 30, 2018 totaled $3.3 million while new foreclosed properties totaled $2.8 million.  At June 30, 2018, the book value of properties under contracts to sell was $1.9 million; however, the closings had not occurred at quarter-end.

When foreclosed properties are acquired, appraisals are obtained and the properties are booked at the current market value less expected sales costs.  Additionally, periodic updated appraisals are obtained on unsold foreclosed properties.  When an updated appraisal reflects a fair market value below the current book value, a charge is booked to current earnings to reduce the property to its new market value less expected sales costs.   Charges to earnings in the second quarter 2018 to reflect the decrease in current market values of foreclosed properties totaled $0.9 million.  There were forty properties reappraised during the second quarter 2018.  Of these, fourteen properties were written down by a total of $0.2 million.  Charges during the quarters ended March 31, 2018 and June 30, 2017 were $0.5 million and $1.4 million, respectively.  Charges to earnings for the six months ended June 30, 2018 were $1.3 million compared to $2.0 million for the six months ended June 30, 2017.  Our policy for determining the frequency of periodic reviews is based upon consideration of the specific properties and the known or perceived market fluctuations in a particular market and is typically between 12 and 18 months but generally not more than 24 months.  Approximately ninety-eight percent of our OREO properties have appraisals dated within the past 18 months.  Management anticipates that our foreclosed properties will remain elevated as we work through current market conditions.

The appraisal aging analysis of foreclosed properties, as well as the holding period, at June 30, 2018 is shown below:

(in thousands)
Appraisal Aging Analysis		Holding Period Analysis
Days Since Last Appraisal	Current Book Value	Holding Period	Current Book Value
Up to 3 months	$3,279	Less than one year	$4,989
3 to 6 months	3,580	1 year	994
6 to 9 months	2,177	2 years	8,193
9 to 12 months	4,208	3 years	2,164
12 to 18 months	16,444	4 years	1,117
18 to 24 months	543	5 years	79
Over 24 months	31	6 years*	8,652
Total	$30,262	7 years*	1,126
		8 years*	2,184
		9 years*	764
		Total	$30,262

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

Net loan charge-offs for the quarter ended June 30, 2018 were $1.3 million, or 0.17% of average loans annualized, compared to $1.9 million, or 0.25%, experienced for the first quarter 2018 and $1.3 million, or 0.18%, for the second quarter 2017.    Net loan charge-offs for the six months ended June 30, 2018 were $3.3 million, or 0.21% of average loans, compared to $2.8 million, or 0.19% of average loans, experienced for the six months ended June 30, 2017.  Of the net charge-offs for the six months, $0.9 million were in commercial loans, $1.7 million were in indirect auto loans, $0.4 million were in residential loans, and $0.3 million were in consumer direct loans.

Dividends

The following schedule shows the quarterly cash dividends paid for the past six quarters:

Pay Date	Record Date	Amount Per Share
July 1, 2018	June 15, 2018	$0.33
April 1, 2018	March 15, 2018	$0.33
January 1, 2018	December 15, 2017	$0.33
October 1, 2017	September 15, 2017	$0.33
July 1, 2017	June 15, 2017	$0.32
April 1, 2017	March 15, 2017	$0.32

On July 24, 2018, the Board of Directors of CTBI declared a quarterly cash dividend of $0.36 per share to be paid on October 1, 2018 to shareholders of record on September 15, 2018.  This represents an increase of 9.1% in the quarterly cash dividend.

Liquidity and Market Risk

The objective of CTBI’s Asset/Liability management function is to maintain consistent growth in net interest income within our policy limits.  This objective is accomplished through management of our consolidated balance sheet composition, liquidity, and interest rate risk exposures arising from changing economic conditions, interest rates, and customer preferences.  The goal of liquidity management is to provide adequate funds to meet changes in loan and lease demand or deposit withdrawals.  This is accomplished by maintaining liquid assets in the form of cash and cash equivalents and investment securities, sufficient unused borrowing capacity, and growth in core deposits and wholesale funding (including the use of wholesale brokered deposits).  As of June 30, 2018, we had approximately $198.4 million in cash and cash equivalents and approximately $585.8 million in securities valued at estimated fair value designated as available-for-sale and available to meet liquidity needs on a continuing basis compared to $175.3 million and $585.8 million at December 31, 2017.  Additional asset-driven liquidity is provided by the remainder of the securities portfolio and the repayment of loans.  In addition to core deposit funding, we also have a variety of other short-term and long-term funding sources available.  As of June 30, 2018 and December 31, 2017, we had wholesale brokered deposits outstanding of $82.3 million with one, two, and three-year maturities and a weighted average maturity of 1.97 years.  We also rely on Federal Home Loan Bank advances for both liquidity and management of our asset/liability position.  Federal Home Loan Bank advances were $0.8 million at June 30, 2018 and December 31, 2017.  As of June 30, 2018, we had a $344.1 million available borrowing position with the Federal Home Loan Bank compared to $295.5 million at December 31, 2017.  We generally rely upon net inflows of cash from financing activities, supplemented by net inflows of cash from operating activities, to provide cash for our investing activities.    As is typical of many financial institutions, significant financing activities include deposit gathering, use of short-term borrowing facilities such as repurchase agreements and federal funds purchased, use of wholesale brokered deposits, and issuance of long-term debt.  At June 30, 2018 and December 31, 2017, we had $57 million in lines of credit with various correspondent banks available to meet any future cash needs.  Our primary investing activities include purchases of securities and loan originations.  We do not rely on any one source of liquidity and manage availability in response to changing consolidated balance sheet needs.  Included in our cash and cash equivalents at June 30, 2018 were deposits with the Federal Reserve of $139.3 million compared to $124.3 million at December 31, 2017.  Additionally, we project cash flows from our investment portfolio to generate additional liquidity over the next 90 days.

The investment portfolio consists of investment grade short-term issues suitable for bank investments.  The majority of the investment portfolio is in U.S. government and government sponsored agency issuances.  At June 30, 2018, available-for-sale (“AFS”) securities comprised substantially all of the total investment portfolio, and the AFS portfolio was approximately 108% of equity capital.  Ninety-one percent of the pledge eligible portfolio was pledged.

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

Capital Resources

Shareholders’ equity was $542.2 million at June 30, 2018 and $530.7 million at December 31, 2017.  CTBI’s annualized dividend yield to shareholders as of June 30, 2018 was 2.64%.  Our primary source of capital growth is the retention of earnings.  Cash dividends were $0.66 per share and $0.64 per share for the six months ended June 30, 2018 and 2017, respectively.  We retained 57.4% of our earnings for the first six months of 2018 compared to 50.4% for the first six months of 2017.

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

As of June 30, 2018, CTBI had a common equity Tier 1 capital ratio of 15.80%, a Tier 1 capital ratio of 17.67%, a total capital ratio of 18.84%, and a Tier 1 leverage ratio of 13.11%, all above the required levels to be considered “well-capitalized.”  Our capital conservation buffer at June 30, 2018 was 10.84%.

As of June 30, 2018, we are not aware of any current recommendations by banking regulatory authorities which, if they were to be implemented, would have, or are reasonably likely to have, a material adverse impact on our liquidity, capital resources, or operations.

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

Income Taxes – Income tax expense is based on the taxes due on the consolidated tax return plus deferred taxes based on the expected future tax benefits and consequences of temporary differences between carrying amounts and tax bases of assets and liabilities, using enacted tax rates.  Any interest and penalties incurred in connection with income taxes are recorded as a component of income tax expense in the consolidated financial statements.  During the six months ended June 30, 2018 and 2017, CTBI has not recognized a significant amount of interest expense or penalties in connection with income taxes.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Interest rate risk management focuses on maintaining consistent growth in net interest income within Board-approved policy limits.  CTBI uses an earnings simulation model to analyze net interest income sensitivity to movements in interest rates.  Given a 200 basis point increase to the yield curve used in the simulation model, it is estimated net interest income for CTBI would increase by 5.97 percent over one year and 11.96 percent over two years.  A 200 basis point decrease in the yield curve would decrease net interest income by an estimated 4.23 percent over one year and 8.86 percent over two years.  For further discussion of CTBI’s market risk, see the Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Market Risk included in the annual report on Form 10-K for the year ended December 31, 2017.

Item 4.  Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

CTBI’s management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934.  As of the end of the period covered by this report, an evaluation was carried out by CTBI’s management, with the participation of our Chief Executive Officer and the Executive Vice President, Chief Financial Officer, and Treasurer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, management concluded that disclosure controls and procedures as of June 30, 2018 were effective in ensuring material information required to be disclosed in this quarterly report on Form 10-Q was recorded, processed, summarized, and reported on a timely basis.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in CTBI’s internal control over financial reporting that occurred during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, CTBI’s internal control over financial reporting.

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

COMMUNITY TRUST BANCORP, INC.

August 8, 2018	By:	/s/ Jean R. Hale
Jean R. Hale
Chairman, President, and Chief Executive Officer

/s/ Kevin J. Stumbo
Keving J. Stumbo
Executive Vice President, Chief Financial Officer, and Treasurer