Form 10-Q
period 2018-09-30
COMMUNITY TRUST BANCORP INC /KY/
filed 2018-11-08
CIK 350852

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018

or

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

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files.)

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

Common stock – 17,732,578 shares outstanding at October 31, 2018

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

Community Trust Bancorp, Inc.
Condensed Consolidated Balance Sheets

(dollars in thousands)	(unaudited) September 30 2018	December 31 2017
Assets:
Cash and due from banks	$53,912	$47,528
Interest bearing deposits	110,121	127,746
Federal funds sold	7,300	0
Cash and cash equivalents	171,333	175,274

Certificates of deposit in other banks	5,145	9,800
Securities available-for-sale at fair value (amortized cost of $582,983 and $590,199, respectively)	569,208	585,761
Securities held-to-maturity at amortized cost (fair value of $660 and $660, respectively)	659	659
Loans held for sale	1,029	1,033

Loans	3,177,888	3,122,940
Allowance for loan and lease losses	(35,791)	(36,151)
Net loans	3,142,097	3,086,789

Premises and equipment, net	45,808	46,318
Federal Home Loan Bank stock	14,713	17,927
Federal Reserve Bank stock	4,887	4,887
Goodwill	65,490	65,490
Bank owned life insurance	66,715	65,354
Mortgage servicing rights	3,815	3,484
Other real estate owned	29,666	31,996
Other assets	53,278	41,459
Total assets	$4,173,843	$4,136,231

Liabilities and shareholders’ equity:
Deposits:
Noninterest bearing	$826,804	$790,930
Interest bearing	2,446,842	2,472,933
Total deposits	3,273,646	3,263,863

Repurchase agreements	250,983	243,814
Federal funds purchased	1,305	7,312
Advances from Federal Home Loan Bank	787	845
Long-term debt	59,341	59,341
Deferred taxes	2,497	4,434
Other liabilities	35,020	25,923
Total liabilities	3,623,579	3,605,532

Shareholders’ equity:
Preferred stock, 300,000 shares authorized and unissued	-	-
Common stock, $5 par value, shares authorized 25,000,000; shares outstanding 2018 – 17,728,075; 2017 – 17,692,912	88,641	88,465
Capital surplus	222,814	221,472
Retained earnings	249,691	224,268
Accumulated other comprehensive loss, net of tax	(10,882)	(3,506)
Total shareholders’ equity	550,264	530,699

Total liabilities and shareholders’ equity	$4,173,843	$4,136,231

See notes to condensed consolidated financial statements.

Community Trust Bancorp, Inc.
Condensed Consolidated Statements of Income and Comprehensive Income
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
(in thousands except per share data)	2018	2017	2018	2017
Interest income:
Interest and fees on loans, including loans held for sale	$39,420	$36,288	$113,788	$104,643
Interest and dividends on securities
Taxable	2,422	2,198	7,314	6,458
Tax exempt	699	741	2,102	2,211
Interest and dividends on Federal Reserve Bank and Federal Home Loan Bank stock	341	308	1,002	867
Interest on Federal Reserve Bank deposits	659	240	1,811	695
Other, including interest on federal funds sold	66	69	195	149
Total interest income	43,607	39,844	126,212	115,023

Interest expense:
Interest on deposits	6,051	3,754	16,508	9,876
Interest on repurchase agreements	818	466	2,176	1,215
Interest on advances from Federal Home Loan Bank	3	226	7	394
Interest on long-term debt	599	428	1,646	1,238
Total interest expense	7,471	4,874	20,337	12,723

Net interest income	36,136	34,970	105,875	102,300
Provision for loan losses	1,543	666	4,418	4,659
Net interest income after provision for loan losses	34,593	34,304	101,457	97,641

Noninterest income:
Service charges on deposit accounts	6,671	6,499	19,372	18,658
Gains on sales of loans, net	319	390	902	897
Trust and wealth management income	2,836	2,534	8,650	7,769
Loan related fees	1,022	792	3,085	2,570
Bank owned life insurance	555	583	3,112	1,633
Brokerage revenue	331	297	1,054	1,032
Securities gains (losses)	(2)	48	(288)	58
Other noninterest income	931	1,059	3,826	3,475
Total noninterest income	12,663	12,202	39,713	36,092

Noninterest expense:
Officer salaries and employee benefits	3,475	2,933	9,909	8,860
Other salaries and employee benefits	11,789	11,146	36,396	34,187
Occupancy, net	2,019	2,043	6,178	6,042
Equipment	725	741	2,169	2,275
Data processing	1,695	1,772	4,965	5,318
Bank franchise tax	1,618	1,205	4,896	4,246
Legal fees	373	429	1,275	1,256
Professional fees	507	478	1,504	1,525
Advertising and marketing	744	705	2,352	2,098
FDIC insurance	314	316	907	923
Other real estate owned provision and expense	1,094	1,313	3,348	4,056
Repossession expense	246	269	959	697
Amortization of limited partnership investments	609	605	1,825	1,814
Other noninterest expense	2,898	2,977	12,543	8,845
Total noninterest expense	28,106	26,932	89,226	82,142

Income before income taxes	19,150	19,574	51,944	51,591
Income taxes	3,044	5,811	8,425	15,010
Net income	16,106	13,763	43,519	36,581

Other comprehensive income (loss):
Unrealized holding gains (losses) on securities available-for-sale:
Unrealized holding gains (losses) arising during the period	(2,521)	(522)	(9,830)	2,223
Less: Reclassification adjustments for realized gains (losses) included in net income	(2)	48	149	58
Tax expense (benefit)	(529)	(199)	(2,096)	758
Unrealized holding gains (losses) on securities available-for-sale, net of tax	(1,990)	(371)	(7,883)	1,407
Implementation of ASU 2016-01	0	0	507	0
Other comprehensive income (loss), net of tax	(1,990)	(371)	(7,376)	1,407
Comprehensive income	$14,116	$13,392	$36,143	$37,988

Basic earnings per share	$0.91	$0.78	$2.46	$2.08
Diluted earnings per share	$0.91	$0.78	$2.46	$2.07

Weighted average shares outstanding-basic	17,691	17,633	17,683	17,625
Weighted average shares outstanding-diluted	17,710	17,653	17,700	17,645

Dividends declared per share	$0.36	$0.33	$1.02	$0.97

See notes to condensed consolidated financial statements.

Community Trust Bancorp, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended
	September 30
(in thousands)	2018	2017
Cash flows from operating activities:
Net income	$43,519	$36,581
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,853	3,019
Deferred taxes	159	122
Stock-based compensation	553	447
Provision for loan losses	4,418	4,659
Write-downs of other real estate owned and other repossessed assets	1,990	2,871
Gains on sale of mortgage loans held for sale	(902)	(897)
Securities (gains) losses	288	(58)
Gain on debt repurchase	0	(560)
Gains on sale of assets, net	(107)	(2)
Proceeds from sale of mortgage loans held for sale	40,284	40,130
Funding of mortgage loans held for sale	(39,378)	(39,594)
Amortization of securities premiums and discounts, net	3,648	2,375
Change in cash surrender value of bank owned life insurance	(2,563)	(1,117)
Mortgage servicing rights:
Fair value adjustments	(2)	419
New servicing assets created	(329)	(269)
Changes in:
Other assets	(11,904)	(3,412)
Other liabilities	9,497	1,181
Net cash provided by operating activities	52,024	45,895

Cash flows from investing activities:
Certificates of deposit in other banks:
Purchase of certificates of deposit	0	(11,515)
Maturity of certificates of deposit	4,655	1,225
Securities available-for-sale (AFS):
Purchase of AFS securities	(144,177)	(146,822)
Proceeds from the sales of AFS securities	57,079	66,359
Proceeds from prepayments and maturities of AFS securities	89,735	82,672
Securities held-to-maturity (HTM):
Proceeds from maturities of HTM securities	0	8
Change in loans, net	(60,707)	(181,282)
Purchase of premises and equipment	(2,343)	(1,681)
Proceeds from sale and retirement of premises and equipment	23	25
Redemption of stock by Federal Home Loan Bank	3,214	0
Proceeds from sale of other real estate and repossessed assets	1,491	3,073
Proceeds from settlement of bank owned life insurance	1,202	0
Net cash used in investing activities	(49,828)	(187,938)

Cash flows from financing activities:
Change in deposits, net	9,783	119,058
Change in repurchase agreements and federal funds purchased, net	1,162	12,322
Proceeds from Federal Home Loan Bank advances	0	150,000
Payments on advances from Federal Home Loan Bank	(58)	(100,075)
Repurchase of long-term debt	0	(1,440)
Issuance of common stock	1,003	1,017
Dividends paid	(18,027)	(17,139)
Net cash provided by (used in) financing activities	(6,137)	163,743
Net increase (decrease) in cash and cash equivalents	(3,941)	21,700
Cash and cash equivalents at beginning of period	175,274	144,716
Cash and cash equivalents at end of period	$171,333	166,416

Supplemental disclosures:
Income taxes paid	$8,700	$16,250
Interest paid	18,185	11,151
Non-cash activities:
Loans to facilitate the sale of other real estate owned and repossessed assets	2,680	2,250
Common stock dividends accrued, paid in subsequent quarter	220	208
Real estate acquired in settlement of loans	3,693	4,156
See notes to condensed consolidated financial statements.

Community Trust Bancorp, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1 - Summary of Significant Accounting Policies

In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments (which consist of normal recurring adjustments) necessary, to present fairly the condensed consolidated financial position as of September 30, 2018, the results of operations for the three and nine months ended September 30, 2018 and 2017 and the cash flows for the nine months ended September 30, 2018 and 2017.  In accordance with accounting principles generally accepted in the United States of America for interim financial information, these statements do not include certain information and footnote disclosures required by accounting principles generally accepted in the United States of America for complete annual financial statements.  The results of operations for the three and nine months ended September 30, 2018 and 2017 and the cash flows for the nine months ended September 30, 2018 and 2017 are not necessarily indicative of the results to be expected for the full year.  The condensed consolidated balance sheet as of December 31, 2017 has been derived from the audited consolidated financial statements of Community Trust Bancorp, Inc. (“CTBI”) for that period.  For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2017, included in our annual report on Form 10-K.

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

➢ Leases – In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842).   ASU 2016-02 establishes a right of use model that requires a lessee to record a right of use asset and a lease liability for all leases with terms longer than 12 months.  Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement.  For lessors, the guidance modifies the classification criteria and the accounting for sales-type and direct financing leases.  A lease will be treated as a sale if it transfers all of the risks and rewards, as well as control of the underlying asset, to the lessee.  If risks and rewards are conveyed without the transfer of control, the lease is treated as a financing. If the lessor does not convey risks and rewards or control, an operating lease results.  The amendments are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years for public business entities.  Entities are required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements, with certain practical expedients available.  Early adoption is permitted.  CTBI has an implementation team working through the provisions of ASU 2016-02 including reviewing all leases to assess the impact on its accounting and disclosures.  CTBI does not anticipate a significant increase in leasing activity between now and the date of adoption.  We have calculated the minimum and maximum net present value of all potential lease payments to be between $10.1 million and $20.3 million.  We have determined the renewal periods reasonably expected to be exercised.  We are now in the process of determining the amount to recognize as right of use assets and the corresponding lease liabilities.  We have purchased software in order to finalize the impact of this ASU and provide tracking going forward.

In August 2018, the FASB issued ASU 2018-11, Leases (Topic 842):  Targeted Improvements.  This ASU is intended to reduce costs and ease implementation of the leases standard for financial statement preparers.  ASU 2018-11 provides a new transition method and a practical expedient for separating components of a contract.

Transition: Comparative Reporting at Adoption

The amendments in ASU 2018-11 provide entities with an additional (and optional) transition method to adopt the new leases standard.  Under this new transition method, an entity initially applies the new leases standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption consistent with preparers’ requests.  Consequently, an entity’s reporting for the comparative periods presented in the financial statements in which it adopts the new leases standard will continue to be in accordance with current GAAP in Topic 840, Leases.  An entity that elects this additional (and optional) transition method must provide the required Topic 840 disclosures for all periods that continue to be in accordance with Topic 840.  The amendments do not change the existing disclosure requirements in Topic 840 (for example, they do not create interim disclosure requirements that entities previously were not required to provide).

Separating Components of a Contract

The amendments in ASU 2018-11 provide lessors with a practical expedient, by class of underlying asset, to not separate nonlease components from the associated lease component and, instead, to account for those components as a single component if the nonlease components otherwise would be accounted for under the new revenue guidance (Topic 606) and both of the following are met:
•	The timing and pattern of transfer of the nonlease component(s) and associated lease component are the same.
•	The lease component, if accounted for separately, would be classified as an operating lease.

An entity electing this practical expedient (including an entity that accounts for the combined component entirely in Topic 606) is required to disclose certain information, by class of underlying asset, as specified in the ASU.

We will determine which method we will elect to use as we progress through the implementation phase.

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

➢ Changes to the Disclosure Requirements for Fair Value Measurement – In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820)—Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement.  ASU No. 2018-13 modifies the disclosure requirements on fair value measurements in Topic 820 as follows:

Removals

The following disclosure requirements were removed from Topic 820:

•	The amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy
•	The policy for timing of transfers between levels
•	The valuation processes for Level 3 fair value measurements

Modifications

The following disclosure requirements were modified in Topic 820:
•
For investments in certain entities that calculate net asset value, an entity is required to disclose the timing of liquidation of an investee’s assets and the date when restrictions from redemption might lapse only if the investee has communicated the timing to the entity or announced the timing publicly; and

•	The amendments clarify that the measurement uncertainty disclosure is to communicate information about the uncertainty in measurement as of the reporting date.

Additions

The following disclosure requirements were added to Topic 820:

•	The changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period; and
•
The range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements.  For certain unobservable inputs, an entity may disclose other quantitative information (such as the median or arithmetic average) in lieu of the weighted average if the entity determines that other quantitative information would be a more reasonable and rational method to reflect the distribution of unobservable inputs used to develop Level 3 fair value measurements.

In addition, the amendments eliminate at a minimum from the phrase “an entity shall disclose at a minimum” to promote the appropriate exercise of discretion by entities when considering fair value measurement disclosures and to clarify that materiality is an appropriate consideration of entities and their auditors when evaluating disclosure requirements.

CTBI plans to adopt ASU 2018-13 effective January 1, 2020 with minimal changes to our current reporting.

➢ Accounting for Costs of Implementing a Cloud Computing Service Agreement– In August 2018, the FASB issued ASU 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40):  Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which reduces complexity for the accounting for costs of implementing a cloud computing service arrangement.  This standard aligns the accounting for implementation costs of hosting arrangements, regardless of whether they convey a license to the hosted software.

The ASU aligns the following requirements for capitalizing implementation costs:

•	Those incurred in a hosting arrangement that is a service contract, and
•	Those incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license.

This ASU will be effective beginning January1, 2020.  We do not anticipate a significant impact to our consolidated financial statements.

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

When the fair value of a security is below its amortized cost, and depending on the length of time the condition exists and the extent the fair market value is below amortized cost, additional analysis is performed to determine whether an other than temporary impairment condition exists.  Available-for-sale and held-to-maturity securities are analyzed quarterly for possible other than temporary impairment.  The analysis considers (i) whether we have the intent to sell our securities prior to recovery and/or maturity and (ii) whether it is more likely than not that we will not have to sell our securities prior to recovery and/or maturity.  Often, the information available to conduct these assessments is limited and rapidly changing, making estimates of fair value subject to judgment.  If actual information or conditions are different than estimated, the extent of the impairment of the security may be different than previously estimated, which could have a material effect on CTBI’s results of operations and financial condition.

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

Income Taxes – Income tax expense is based on the taxes due on the consolidated tax return plus deferred taxes based on the expected future tax benefits and consequences of temporary differences between carrying amounts and tax bases of assets and liabilities, using enacted tax rates.  Any interest and penalties incurred in connection with income taxes are recorded as a component of income tax expense in the consolidated financial statements.  During the nine months ended September 30, 2018 and 2017, CTBI has not recognized a significant amount of interest expense or penalties in connection with income taxes.

Note 2 – Stock-Based Compensation

CTBI’s compensation expense related to stock option grants was $11 thousand and $74 thousand, respectively, for the three and nine months ended September 30, 2018, compared to $14 thousand and $42 thousand, respectively, for the three and nine months ended September 30, 2017.  Restricted stock expense for the three and nine months ended September 30, 2018 was $143 thousand and $479 thousand, respectively, including $13 thousand and $38 thousand in dividends paid for each period.  Restricted stock expense for the three and nine months ended September 30, 2017 was $131 thousand and $405 thousand, respectively, including $13 thousand and $40 thousand in dividends paid for each period.  As of September 30, 2018, there was a total of $48 thousand of unrecognized compensation expense related to unvested stock option awards that will be recognized as expense as the awards vest over a weighted average period of 1.2 years and a total of $1.2 million of unrecognized compensation expense related to restricted stock grants that will be recognized as expense as the awards vest over a weighted average period of 2.6 years.

There were no stock options granted in the first nine months of 2018 and 2017, and there were no restricted stock grants made during the three months ended September 30, 2018 and 2017.  There were 11,320 and 23,668 shares of restricted stock granted during the nine months ended September 30, 2018 and 2017, respectively.  The restricted stock was issued pursuant to the terms of CTBI’s 2015 Stock Ownership Incentive Plan.  The restrictions on the restricted stock will lapse ratably over four years, except for a 5,000 management retention restricted stock award granted in 2017 which will cliff vest at the end of five years.  However, in the event of certain participant employee termination events occurring within 24 months of a change in control of CTBI or the death of the participant, the restrictions will lapse, and in the event of the participant’s disability, the restrictions will lapse on a pro rata basis.  The Compensation Committee will have discretion to review and revise restrictions applicable to a participant’s restricted stock in the event of the participant’s retirement.

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

The amortized cost and fair value of securities at September 30, 2018 are summarized as follows:

Available-for-Sale

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury and government agencies	$246,153	$0	$(3,354)	$242,799
State and political subdivisions	127,423	480	(3,911)	123,992
U.S. government sponsored agency mortgage-backed securities	208,900	146	(7,135)	201,911
Other debt securities	507	0	(1)	506
Total debt securities	582,983	626	(14,401)	569,208
CRA investment funds	0	0	0	0
Total available-for-sale securities	$582,983	$626	$(14,401)	$569,208

Held-to-Maturity

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
State and political subdivisions	$659	$1	$0	$660
Total held-to-maturity securities	$659	$1	$0	$660

The amortized cost and fair value of securities at December 31, 2017 are summarized as follows:

Available-for-Sale

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury and government agencies	$211,574	$170	$(1,172)	$210,572
State and political subdivisions	144,159	2,017	(1,161)	145,015
U.S. government sponsored agency mortgage-backed securities	208,959	357	(4,007)	205,309
Other debt securities	507	0	0	507
Total debt securities	565,199	2,544	(6,340)	561,403
CRA investment funds	25,000	76	(718)	24,358
Total available-for-sale securities	$590,199	$2,620	$(7,058)	$585,761

Held-to-Maturity

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
State and political subdivisions	$659	$1	$0	$660
Total held-to-maturity securities	$659	$1	$0	$660

The amortized cost and fair value of securities at September 30, 2018 by contractual maturity are shown below.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale		Held-to-Maturity
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$46,660	$46,471	$0	$0
Due after one through five years	133,244	131,223	659	660
Due after five through ten years	76,825	75,192	0	0
Due after ten years	116,847	113,905	0	0
U.S. government sponsored agency mortgage-backed securities	208,900	201,911	0	0
Other debt securities	507	506	0	0
Total securities	$582,983	$569,208	$659	$660

During the three months ended September 30, 2018, there was a pre-tax loss of $2 thousand realized on sales and calls of AFS securities.  During the three months ended September 30, 2017, there was a net gain of $48 thousand realized on sales of AFS securities, consisting of a pre-tax gain of $150 thousand and a pre-tax loss of $102 thousand.

During the nine months ended September 30, 2018, there was a combined loss of $288 thousand realized on sales and calls of AFS securities, consisting of a pre-tax gain of $284 thousand and a pre-tax loss of $572 thousand.  This combined loss included a loss of $436 thousand from the sale of CTBI’s CRA investment funds in the first quarter of 2018.  During the nine months ended September 30, 2017, there was a combined gain of $58 thousand realized on sales and calls of AFS securities, consisting of a pre-tax gain of $179 thousand and a pre-tax loss of $121 thousand.

The amortized cost of securities pledged as collateral, to secure public deposits and for other purposes, was $235.9 million at September 30, 2018 and $225.7 million at December 31, 2017.

The amortized cost of securities sold under agreements to repurchase amounted to $297.0 million at September 30, 2018 and $296.4 million at December 31, 2017.

CTBI evaluates its investment portfolio on a quarterly basis for impairment.  The analysis performed as of September 30, 2018 indicates that all impairment is considered temporary, market and interest rate driven, and not credit-related.  The percentage of total investments with unrealized losses as of September 30, 2018 was 90.5% compared to 69.5% as of December 31, 2017.  The following tables provide the amortized cost, gross unrealized losses, and fair market value, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position as of September 30, 2018 that are not deemed to be other-than-temporarily impaired.  There were no held-to-maturity securities that were deemed to be impaired as of September 30, 2018.

Available-for-Sale

(in thousands)	Amortized Cost	Gross Unrealized Losses	Fair Value
Less Than 12 Months
U.S. Treasury and government agencies	$132,224	$(1,300)	$130,924
State and political subdivisions	59,535	(1,511)	58,024
U.S. government sponsored agency mortgage-backed securities	32,681	(674)	32,007
Other debt securities	507	(1)	506
Total <12 months temporarily impaired AFS securities	224,947	(3,486)	221,461

12 Months or More
U.S. Treasury and government agencies	113,929	(2,054)	111,875
State and political subdivisions	29,021	(2,400)	26,621
U.S. government sponsored agency mortgage-backed securities	162,034	(6,461)	155,573
Other debt securities	0	0	0
Total ≥12 months temporarily impaired AFS securities	304,984	(10,915)	294,069

Total
U.S. Treasury and government agencies	246,153	(3,354)	242,799
State and political subdivisions	88,556	(3,911)	84,645
U.S. government sponsored agency mortgage-backed securities	194,715	(7,135)	187,580
Other debt securities	507	(1)	506
Total temporarily impaired AFS securities	$529,931	$(14,401)	$515,530

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

U.S. Treasury and Government Agencies

The unrealized losses in U.S. Treasury and government agencies were caused by interest rate increases.  The contractual terms of those investments do not permit the issuer to settle the securities at a price less than par which will equal amortized cost at maturity.  CTBI does not consider those investments to be other-than-temporarily impaired at September 30, 2018, because CTBI does not intend to sell the investments and it is not more likely than not that we will be required to sell the investments before recovery of their amortized cost, which may be maturity.

State and Political Subdivisions

The unrealized losses in securities of state and political subdivisions were caused by interest rate increases.  The contractual terms of those investments do not permit the issuer to settle the securities at a price less than par which will equal amortized cost at maturity.  CTBI does not consider those investments to be other-than-temporarily impaired at September 30, 2018, because CTBI does not intend to sell the investments before recovery of their amortized cost and it is not more likely than not that we will be required to sell the investments before recovery of their amortized cost, which may be maturity.

U.S. Government Sponsored Agency Mortgage-Backed Securities

The unrealized losses in U.S. government sponsored agency mortgage-backed securities were caused by interest rate increases.  CTBI expects to recover the amortized cost basis over the term of the securities.  CTBI does not consider those investments to be other-than-temporarily impaired at September 30, 2018, because (i) the decline in market value is attributable to changes in interest rates and not credit quality, (ii) CTBI does not intend to sell the investments, and (iii) it is not more likely than not we will be required to sell the investments before recovery of their amortized cost, which may be maturity.

Other Debt Securities

The unrealized losses in other debt securities were caused by interest rate increases.  The contractual terms of those investments do not permit the issuer to settle the securities at a price less than par which will equal amortized cost at maturity.  CTBI does not consider those investments to be other-than-temporarily impaired at September 30, 2018, because CTBI does not intend to sell the investments and it is not more likely than not that we will be required to sell the investments before recovery of their amortized cost, which may be maturity.

Note 4 – Loans

Major classifications of loans, net of unearned income, deferred loan origination costs, and net premiums on acquired loans, are summarized as follows:

(in thousands)	September 30 2018	December 31 2017
Commercial construction	$81,472	$76,479
Commercial secured by real estate	1,183,632	1,188,680
Equipment lease financing	1,986	3,042
Commercial other	346,645	351,034
Real estate construction	61,782	67,358
Real estate mortgage	722,022	709,570
Home equity	103,805	99,356
Consumer direct	146,002	137,754
Consumer indirect	530,542	489,667
Total loans	$3,177,888	$3,122,940

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

Not included in the loan balances above were loans held for sale in the amount of $1.0 million at September 30, 2018 and December 31, 2017.

Refer to note 1 to the condensed consolidated financial statements for further information regarding our nonaccrual policy.  Nonaccrual loans segregated by class of loans were as follows:

(in thousands)	September 30 2018	December 31 2017
Commercial:
Commercial construction	$619	$1,207
Commercial secured by real estate	5,061	7,028
Commercial other	443	934

Residential:
Real estate construction	22	318
Real estate mortgage	6,401	8,243
Home equity	486	389
Total nonaccrual loans	$13,032	$18,119

The following tables present CTBI’s loan portfolio aging analysis, segregated by class, as of September 30, 2018 and December 31, 2017:

	September 30, 2018
(in thousands)	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Current	Total Loans	90+ and Accruing*
Commercial:
Commercial construction	$127	$116	$551	$794	$80,678	$81,472	$47
Commercial secured by real estate	5,962	8,174	6,673	20,809	1,162,823	1,183,632	2,453
Equipment lease financing	0	0	0	0	1,986	1,986	0
Commercial other	549	794	287	1,630	345,015	346,645	90
Residential:
Real estate construction	420	218	33	671	61,111	61,782	11
Real estate mortgage	939	4,658	9,291	14,888	707,134	722,022	4,413
Home equity	917	293	593	1,803	102,002	103,805	310
Consumer:
Consumer direct	828	355	36	1,219	144,783	146,002	36
Consumer indirect	4,405	841	645	5,891	524,651	530,542	645
Total	$14,147	$15,449	$18,109	$47,705	$3,130,183	$3,177,888	$8,005

	December 31, 2017
(in thousands)	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Current	Total Loans	90+ and Accruing*
Commercial:
Commercial construction	$138	$0	$1,238	$1,376	$75,103	$76,479	$31
Commercial secured by real estate	4,047	1,599	8,514	14,160	1,174,520	1,188,680	2,665
Equipment lease financing	430	0	0	430	2,612	3,042	0
Commercial other	835	77	652	1,564	349,470	351,034	87
Residential:
Real estate construction	224	202	223	649	66,709	67,358	223
Real estate mortgage	2,064	5,029	11,605	18,698	690,872	709,570	6,293
Home equity	595	178	428	1,201	98,155	99,356	167
Consumer:
Consumer direct	983	148	62	1,193	136,561	137,754	62
Consumer indirect	4,085	1,399	648	6,132	483,535	489,667	648
Total	$13,401	$8,632	$23,370	$45,403	$3,077,537	$3,122,940	$10,176

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

The following tables present the credit risk profile of CTBI’s commercial loan portfolio based on rating category and payment activity, segregated by class of loans, as of September 30, 2018 and December 31, 2017:

(in thousands)	Commercial Construction	Commercial Secured by Real Estate	Equipment Leases	Commercial Other	Total
September 30, 2018
Pass	$74,592	$1,029,800	$1,986	$294,562	$1,400,940
Watch	3,133	74,669	0	30,020	107,822
OAEM	1,626	17,906	0	6,903	26,435
Substandard	2,121	61,146	0	15,080	78,347
Doubtful	0	111	0	80	191
Total	$81,472	$1,183,632	$1,986	$346,645	$1,613,735

December 31, 2017
Pass	$67,846	$1,053,701	$3,005	$305,655	$1,430,207
Watch	3,323	65,182	0	29,008	97,513
OAEM	1,304	22,401	37	3,206	26,948
Substandard	3,828	47,223	0	12,947	63,998
Doubtful	178	173	0	218	569
Total	$76,479	$1,188,680	$3,042	$351,034	$1,619,235

The following tables present the credit risk profile of CTBI’s residential real estate and consumer loan portfolios based on performing or nonperforming status, segregated by class, as of September 30, 2018 and December 31, 2017:

(in thousands)	Real Estate Construction	Real Estate Mortgage	Home Equity	Consumer Direct	Consumer Indirect	Total
September 30, 2018
Performing	$61,749	$711,208	$103,009	$145,966	$529,897	$1,551,829
Nonperforming (1)	33	10,814	796	36	645	12,324
Total	$61,782	$722,022	$103,805	$146,002	$530,542	$1,564,153

December 31, 2017
Performing	$66,817	$695,034	$98,800	$137,692	$489,019	$1,487,362
Nonperforming (1)	541	14,536	556	62	648	16,343
Total	$67,358	$709,570	$99,356	$137,754	$489,667	$1,503,705

(1)  A loan is considered nonperforming if it is 90 days or more past due and/or on nonaccrual.

The total of consumer mortgage loans secured by real estate properties for which formal foreclosure proceedings are in process totaled $4.4 million at September 30, 2018 compared to $3.7 million at December 31, 2017.

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

The following table presents impaired loans, the average investment in impaired loans, and interest income recognized on impaired loans for the periods ended September 30, 2018, December 31, 2017, and September 30, 2017:

	September 30, 2018
(in thousands)	Recorded Balance	Unpaid Contractual Principal Balance	Specific Allowance
Loans without a specific valuation allowance:
Commercial construction	$2,804	$2,804	$0
Commercial secured by real estate	31,632	33,538	0
Commercial other	8,268	10,034	0
Real estate mortgage	1,878	1,880	0

Loans with a specific valuation allowance:
Commercial secured by real estate	1,980	3,116	641
Commercial other	321	321	95

Totals:
Commercial construction	2,804	2,804	0
Commercial secured by real estate	33,612	36,654	641
Commercial other	8,589	10,355	95
Real estate mortgage	1,878	1,880	0
Total	$46,883	$51,693	$736

	Three Months Ended		Nine Months Ended
	September 30, 2018		September 30, 2018
(in thousands)	Average Investment in Impaired Loans	*Interest Income Recognized	Average Investment in Impaired Loans	*Interest Income Recognized
Loans without a specific valuation allowance:
Commercial construction	$2,865	$26	$3,795	$132
Commercial secured by real estate	30,216	349	30,588	1,073
Commercial other	8,518	125	8,857	405
Real estate construction	0	0	106	0
Real estate mortgage	1,882	13	1,596	24

Loans with a specific valuation allowance:
Commercial secured by real estate	2,005	0	2,112	1
Commercial other	339	8	220	12

Totals:
Commercial construction	2,865	26	3,795	132
Commercial secured by real estate	32,221	349	32,700	1,074
Commercial other	8,857	133	9,077	417
Real estate construction	0	0	106	0
Real estate mortgage	1,882	13	1,596	24
Total	$45,825	$521	$47,274	$1,647

	Year Ended December 31, 2017
(in thousands)	Recorded Balance	Unpaid Contractual Principal Balance	Specific Allowance	Average Investment in Impaired Loans	*Interest Income Recognized
Loans without a specific valuation allowance:
Commercial construction	$4,431	$4,439	$0	$4,835	$200
Commercial secured by real estate	28,480	30,365	0	27,753	1,344
Equipment lease financing	0	0	0	34	0
Commercial other	9,481	11,252	0	10,444	539
Real estate construction	318	318	0	534	0
Real estate mortgage	1,564	1,570	0	1,591	36

Loans with a specific valuation allowance:
Commercial construction	153	173	25	155	0
Commercial secured by real estate	2,985	4,095	966	3,932	8
Commercial other	0	0	0	65	0

Totals:
Commercial construction	4,584	4,612	25	4,990	200
Commercial secured by real estate	31,465	34,460	966	31,685	1,352
Equipment lease financing	0	0	0	34	0
Commercial other	9,481	11,252	0	10,509	539
Real estate construction	318	318	0	534	0
Real estate mortgage	1,564	1,570	0	1,591	36
Total	$47,412	$52,212	$991	$49,343	$2,127

	September 30, 2017
(in thousands)	Recorded Balance	Unpaid Contractual Principal Balance	Specific Allowance
Loans without a specific valuation allowance:
Commercial construction	$4,613	$4,621	$0
Commercial secured by real estate	25,322	25,916	0
Commercial other	9,994	11,804	0
Real estate construction	873	873	0
Real estate mortgage	1,196	1,196	0

Loans with a specific valuation allowance:
Commercial construction	153	174	25
Commercial secured by real estate	3,918	5,023	1,301
Commercial other	130	133	65

Totals:
Commercial construction	4,766	4,795	25
Commercial secured by real estate	29,240	30,939	1,301
Commercial other	10,124	11,937	65
Real estate construction	873	873	0
Real estate mortgage	1,196	1,196	0
Total	$46,199	$49,740	$1,391

	Three Months Ended		Nine Months Ended
	September 30, 2017		September 30, 2017
(in thousands)	Average Investment in Impaired Loans	*Interest Income Recognized	Average Investment in Impaired Loans	*Interest Income Recognized
Loans without a specific valuation allowance:
Commercial construction	$4,662	$50	$4,955	$136
Commercial secured by real estate	25,452	276	27,318	980
Equipment lease financing	0	0	45	0
Commercial other	10,191	123	10,717	396
Real estate construction	860	0	569	0
Real estate mortgage	1,197	8	1,601	30

Loans with a specific valuation allowance:
Commercial construction	153	0	156	0
Commercial secured by real estate	3,984	3	4,236	8
Commercial other	130	0	87	0

Totals:
Commercial construction	4,815	50	5,111	136
Commercial secured by real estate	29,436	279	31,554	988
Equipment lease financing	0	0	45	0
Commercial other	10,321	123	10,804	396
Real estate construction	860	0	569	0
Real estate mortgage	1,197	8	1,601	30
Total	$46,629	$460	$49,684	$1,550

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

During 2018, certain loans were modified in troubled debt restructurings, where economic concessions were granted to borrowers consisting of reductions in the interest rates, payment extensions, forgiveness of principal, and forbearances.  Presented below, segregated by class of loans, are troubled debt restructurings that occurred during the three and nine months ended September 30, 2018 and 2017 and the year ended December 31, 2017:

	Three Months Ended September 30, 2018
(in thousands)	Number of Loans	Term Modification	Rate Modification	Combination	Post-Modification Outstanding Balance
Commercial:
Commercial secured by real estate	6	2,028	0	400	2,428
Residential:
Real estate mortgage	1	264	0	0	264
Total troubled debt restructurings	7	$2,292	$0	$400	$2,692

	Nine Months Ended September 30, 2018
(in thousands)	Number of Loans	Term Modification	Rate Modification	Combination	Post-Modification Outstanding Balance
Commercial:
Commercial construction	4	$443	$0	$15	$458
Commercial secured by real estate	23	4,587	0	1,383	5,970
Commercial other	8	465	0	0	465
Residential:
Real estate mortgage	1	264	0	0	264
Total troubled debt restructurings	36	$5,759	$0	$1,398	$7,157

	Year Ended December 31, 2017
(in thousands)	Number of Loans	Term Modification	Rate Modification	Combination	Post-Modification Outstanding Balance
Commercial:
Commercial construction	2	$0	$0	$114	$114
Commercial secured by real estate	15	2,199	0	192	2,391
Commercial other	22	1,072	0	136	1,208
Residential:
Real estate construction	1	846	0	0	846
Real estate mortgage	3	988	0	0	988
Total troubled debt restructurings	43	$5,105	$0	$442	$5,547

	Three Months Ended September 30, 2017
(in thousands)	Number of Loans	Term Modification	Rate Modification	Combination	Post-Modification Outstanding Balance
Commercial:
Commercial secured by real estate	6	$295	$0	$0	$295
Commercial other	1	102	0	0	102
Total troubled debt restructurings	7	$397	$0	$0	$397

	Nine Months Ended September 30, 2017
(in thousands)	Number of Loans	Term Modification	Rate Modification	Combination	Post-Modification Outstanding Balance
Commercial:
Commercial construction	2	$0	$0	$114	$114
Commercial secured by real estate	11	874	0	192	1,066
Commercial other	10	237	0	136	373
Residential:
Real estate construction	1	846	0	0	846
Real estate mortgage	1	323	0	0	323
Total troubled debt restructurings	25	$2,280	$0	$442	$2,722

No charge-offs have resulted from modifications for any of the presented periods.  We had commitments to extend additional credit in the amount of $42 thousand on loans that were considered troubled debt restructurings at September 30, 2018.

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

(in thousands)	Three Months Ended September 30, 2018		Three Months Ended September 30, 2017
	Number of Loans	Recorded Balance	Number of Loans	Recorded Balance
Commercial:
Commercial construction	2	$147	0	$0
Commercial secured by real estate	0	0	2	961
Commercial other	1	6	0	0
Residential:
Real estate construction	0	0	1	846
Total defaulted restructured loans	3	$153	3	$1,807

(in thousands)	Nine Months Ended September 30, 2018		Nine Months Ended September 30, 2017
	Number of Loans	Recorded Balance	Number of Loans	Recorded Balance
Commercial:
Commercial construction	2	$147	0	$0
Commercial secured by real estate	1	17	2	$961
Commercial other	2	31	0	0
Residential:
Real estate construction	0	0	1	846
Total defaulted restructured loans	5	$195	3	$1,807

Note 5 – Allowance for Loan and Lease Losses

The following tables present the balance in the allowance for loan and lease losses (“ALLL”) and the recorded investment in loans based on portfolio segment and impairment method as of September 30, 2018, December 31, 2017 and September 30, 2017:

	Three Months Ended September 30, 2018
(in thousands)	Commercial Construction	Commercial Secured by Real Estate	Equipment Lease Financing	Commercial Other	Real Estate Construction	Real Estate Mortgage	Home Equity	Consumer Direct	Consumer Indirect	Total
Allowance for loan losses
Beginning balance	$740	$14,658	$17	$4,637	$618	$5,234	$866	$1,910	$7,091	$35,771
Provision charged to expense	54	298	(2)	82	(44)	(566)	(9)	59	1,671	1,543
Losses charged off	0	(460)	0	(521)	0	(136)	(19)	(196)	(1,496)	(2,828)
Recoveries	23	142	0	407	0	7	4	133	589	1,305
Ending balance	$817	$14,638	$15	$4,605	$574	$4,539	$842	$1,906	$7,855	$35,791

Ending balance:
Individually evaluated for impairment	$0	$641	$0	$95	$0	$0	$0	$0	$0	$736
Collectively evaluated for impairment	$817	$13,997	$15	$4,510	$574	$4,539	$842	$1,906	$7,855	$35,055

Loans
Ending balance:
Individually evaluated for impairment	$2,804	$33,612	$0	$8,589	$0	$1,878	$0	$0	$0	$46,883
Collectively evaluated for impairment	$78,668	$1,150,020	$1,986	$338,056	$61,782	$720,144	$103,805	$146,002	$530,542	$3,131,005

	Nine Months Ended September 30, 2018
(in thousands)	Commercial Construction	Commercial Secured by Real Estate	Equipment Lease Financing	Commercial Other	Real Estate Construction	Real Estate Mortgage	Home Equity	Consumer Direct	Consumer Indirect	Total
Allowance for loan losses
Beginning balance	$686	$14,509	$18	$5,039	$660	$5,688	$857	$1,863	$6,831	$36,151
Provision charged to expense	91	895	(3)	98	(58)	(625)	18	402	3,600	4,418
Losses charged off	0	(937)	0	(1,078)	(28)	(550)	(38)	(687)	(5,013)	(8,331)
Recoveries	40	171	0	546	0	26	5	328	2,437	3,553
Ending balance	$817	$14,638	$15	$4,605	$574	$4,539	$842	$1,906	$7,855	$35,791

Ending balance:
Individually evaluated for impairment	$0	$641	$0	$95	$0	$0	$0	$0	$0	$736
Collectively evaluated for impairment	$817	$13,997	$15	$4,510	$574	$4,539	$842	$1,906	$7,855	$35,055

Loans
Ending balance:
Individually evaluated for impairment	$2,804	$33,612	$0	$8,589	$0	$1,878	$0	$0	$0	$46,883
Collectively evaluated for impairment	$78,668	$1,150,020	$1,986	$338,056	$61,782	$720,144	$103,805	$146,002	$530,542	$3,131,005

	Three Months Ended September 30, 2017
(in thousands)	Commercial Construction	Commercial Secured by Real Estate	Equipment Lease Financing	Commercial Other	Real Estate Construction	Real Estate Mortgage	Home Equity	Consumer Direct	Consumer Indirect	Total
Allowance for loan losses
Beginning balance	$669	$15,299	$33	$4,993	$581	$5,662	$747	$1,866	$7,283	$37,133
Provision charged to expense	(19)	(1)	(14)	210	49	276	113	47	5	666
Losses charged off	(6)	(249)	0	(549)	0	(158)	(53)	(166)	(1,262)	(2,443)
Recoveries	28	53	0	308	0	6	0	110	530	1,035
Ending balance	$672	$15,102	$19	$4,962	$630	$5,786	$807	$1,857	$6,556	$36,391

Ending balance:
Individually evaluated for impairment	$25	$1,301	$0	$65	$0	$0	$0	$0	$0	$1,391
Collectively evaluated for impairment	$647	$13,801	$19	$4,897	$630	$5,786	$807	$1,857	$6,556	$35,000

Loans
Ending balance:
Individually evaluated for impairment	$4,766	$29,240	$0	$10,124	$873	$1,196	$0	$0	$0	$46,199
Collectively evaluated for impairment	$69,516	$1,168,364	$3,290	$329,213	$63,568	$711,041	$96,755	$137,657	$487,818	$3,067,222

	Nine Months Ended September 30, 2017
(in thousands)	Commercial Construction	Commercial Secured by Real Estate	Equipment Lease Financing	Commercial Other	Real Estate Construction	Real Estate Mortgage	Home Equity	Consumer Direct	Consumer Indirect	Total
Allowance for loan losses
Beginning balance	$884	$14,191	$42	$4,656	$629	$6,027	$774	$1,885	$6,845	$35,933
Provision charged to expense	(239)	1,622	(23)	1,229	0	1	87	243	1,739	4,659
Losses charged off	(10)	(776)	0	(1,386)	0	(321)	(57)	(675)	(3,898)	(7,123)
Recoveries	37	65	0	463	1	79	3	404	1,870	2,922
Ending balance	$672	$15,102	$19	$4,962	$630	$5,786	$807	$1,857	$6,556	$36,391

Ending balance:
Individually evaluated for impairment	$25	$1,301	$0	$65	$0	$0	$0	$0	$0	$1,391
Collectively evaluated for impairment	$647	$13,801	$19	$4,897	$630	$5,786	$807	$1,857	$6,556	$35,000

Loans
Ending balance:
Individually evaluated for impairment	$4,766	$29,240	$0	$10,124	$873	$1,196	$0	$0	$0	$46,199
Collectively evaluated for impairment	$69,516	$1,168,364	$3,290	$329,213	$63,568	$711,041	$96,755	$137,657	$487,818	$3,067,222

	Year Ended December 31, 2017
(in thousands)	Commercial Construction	Commercial Secured by Real Estate	Equipment Lease Financing	Commercial Other	Real Estate Construction	Real Estate Mortgage	Home Equity	Consumer Direct	Consumer Indirect	Total
Allowance for loan losses
Beginning balance	$884	$14,191	$42	$4,656	$629	$6,027	$774	$1,885	$6,845	$35,933
Provision charged to expense	(237)	2,281	(24)	1,744	31	189	257	418	2,862	7,521
Losses charged off	(10)	(2,038)	0	(1,893)	0	(615)	(178)	(965)	(5,386)	(11,085)
Recoveries	49	75	0	532	0	87	4	525	2,510	3,782
Ending balance	$686	$14,509	$18	$5,039	$660	$5,688	$857	$1,863	$6,831	$36,151

Ending balance:
Individually evaluated for impairment	$25	$966	$0	$0	$0	$0	$0	$0	$0	$991
Collectively evaluated for impairment	$661	$13,543	$18	$5,039	$660	$5,688	$857	$1,863	$6,831	$35,160

Loans
Ending balance:
Individually evaluated for impairment	$4,584	$31,465	$0	$9,481	$318	$1,564	$0	$0	$0	$47,412
Collectively evaluated for impairment	$71,895	$1,157,215	$3,042	$341,553	$67,040	$708,006	$99,356	$137,754	$489,667	$3,075,528

Note 6 – Other Real Estate Owned

Activity for other real estate owned was as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
(in thousands)	2018	2017	2018	2017
Beginning balance of other real estate owned	$30,262	$32,785	$31,996	$35,856
New assets acquired	849	2,722	3,692	4,303
Capitalized costs	0	0	0	0
Fair value adjustments	(670)	(884)	(1,990)	(2,871)
Sale of assets	(775)	(2,575)	(4,032)	(5,240)
Ending balance of other real estate owned	$29,666	$32,048	$29,666	$32,048

Carrying costs and fair value adjustments associated with foreclosed properties for the three months ended September 30, 2018 and 2017 were $1.1 million and $1.3 million, respectively.  Carrying costs and fair value adjustments associated with foreclosed properties for the nine months ended September 30, 2018 and 2017 were $3.3 million and $4.1 million, respectively.  See note 1 for a description of our accounting policies relative to foreclosed properties and other real estate owned.

The major classifications of foreclosed properties are shown in the following table:

(in thousands)	September 30 2018	December 31 2017
1-4 family	$5,475	$5,908
Agricultural/farmland	0	68
Construction/land development/other	15,230	16,158
Multifamily	88	176
Non-farm/non-residential	8,873	9,686
Total foreclosed properties	$29,666	$31,996

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

We monitor collateral levels on a continuous basis and maintain records of each transaction specifically describing the applicable security and the counterparty’s fractional interest in that security, and we segregate the security from its general assets in accordance with regulations governing custodial holdings of securities.  The primary risk with our repurchase agreements is market risk associated with the securities securing the transactions, as we may be required to provide additional collateral based on fair value changes of the underlying securities.  Securities pledged as collateral under repurchase agreements are maintained with our safekeeping agents.  The carrying value of investment securities available-for-sale pledged as collateral under repurchase agreements totaled $289.5 million and $295.4 million at September 30, 2018 and December 31, 2017, respectively.

The remaining contractual maturity of the securities sold under agreements to repurchase by class of collateral pledged included in the accompanying consolidated balance sheets as of September 30, 2018 and December 31, 2017 is presented in the following tables:

	September 30, 2018
	Remaining Contractual Maturity of the Agreements
(in thousands)	Overnight and Continuous	Up to 30 days	30-90 days	Greater Than 90 days	Total
Repurchase agreements and repurchase-to-maturity transactions:
U.S. Treasury and government agencies	$42,375	$41,540	$0	$34,733	$118,648
State and political subdivisions	61,820	5,961	0	7,306	75,087
U.S. government sponsored agency mortgage-backed securities	13,374	24,499	0	19,375	57,248
Total	$117,569	$72,000	$0	$61,414	$250,983

	December 31, 2017
	Remaining Contractual Maturity of the Agreements
(in thousands)	Overnight and Continuous	Up to 30 days	30-90 days	Greater Than 90 days	Total
Repurchase agreements and repurchase-to-maturity transactions:
U.S. Treasury and government agencies	$24,957	$0	$16,771	$67,867	$109,595
State and political subdivisions	62,620	0	567	12,161	75,348
U.S. government sponsored agency mortgage-backed securities	13,360	0	4,662	40,849	58,871
Total	$100,937	$0	$22,000	$120,877	$243,814

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

Recurring Measurements

The following tables present the fair value measurements of assets recognized in the accompanying balance sheets measured at fair value on a recurring basis as of September 30, 2018 and December 31, 2017 and indicate the level within the fair value hierarchy of the valuation techniques.

		Fair Value Measurements at September 30, 2018 Using
(in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets measured – recurring basis
Available-for-sale securities:
U.S. Treasury and government agencies	$242,799	$91,465	$151,334	$0
State and political subdivisions	123,992	0	123,992	0
U.S. government sponsored agency mortgage-backed securities	201,911	0	201,911	0
Other debt securities	506	0	506	0
Mortgage servicing rights	3,815	0	0	3,815

(in thousands)		Fair Value Measurements at December 31, 2017 Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets measured – recurring basis
Available-for-sale securities:
U.S. Treasury and government agencies	$210,572	$64,598	$145,974	$0
State and political subdivisions	145,015	0	145,015	0
U.S. government sponsored agency mortgage-backed securities	205,309	0	205,309	0
Other debt securities	507	0	507	0
CRA investment funds	24,358	24,358	0	0
Mortgage servicing rights	3,484	0	0	3,484

Following is a description of the valuation methodologies and inputs used for assets measured at fair value on a recurring basis and recognized in the accompanying balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy.  These valuation methodologies were applied to all of CTBI’s financial assets carried at fair value.  CTBI had no liabilities measured and recorded at fair value as of September 30, 2018 and December 31, 2017.  There have been no significant changes in the valuation techniques during the quarter or nine months ended September 30, 2018.  For assets classified within Level 3 of the fair value hierarchy, the process used to develop the reported fair value is described below.

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

In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy.  Fair value determinations for Level 3 measurements are estimated on a quarterly basis where assumptions used are reviewed to ensure the estimated fair value complies with accounting standards generally accepted in the United States.  As of September 30, 2018 and December 31, 2017, CTBI does not own any securities valued using Level 3 inputs.

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

Transfers between Levels

There were no transfers between Levels 1, 2, and 3 as of September 30, 2018.

Level 3 Reconciliation

Following is a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the accompanying balance sheet using significant unobservable (Level 3) inputs for the three and nine months ended September 30, 2018 and 2017:

Mortgage Servicing Rights
	Three Months Ended		Nine Months Ended
	September 30		September 30
(in thousands)	2018	2017	2018	2017
Beginning balance	$3,772	$3,304	$3,484	$3,433
Total recognized gains (losses)
Included in net income	45	5	341	(73)
Issues	118	98	329	269
Settlements	(120)	(124)	(339)	(346)
Ending balance	$3,815	$3,283	$3,815	$3,283

Total gains (losses) for the period included in net income attributable to the change in unrealized gains or losses related to assets still held at the reporting date	$45	$5	$341	$(73)

Realized and unrealized gains and losses for items reflected in the table above are included in net income in the consolidated statements of income as follows:

Noninterest Income
	Three Months Ended		Nine Months Ended
	September 30		September 30
(in thousands)	2018	2017	2018	2017
Total gains (losses)	$(75)	$(119)	$2	$(419)

Nonrecurring Measurements

The following tables present the fair value measurements of assets recognized in the accompanying balance sheets measured at fair value on a nonrecurring basis as of September 30, 2018 and December 31, 2017 and indicate the level within the fair value hierarchy of the valuation techniques.

		Fair Value Measurements at September 30, 2018 Using
(in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets measured – nonrecurring basis
Impaired loans (collateral dependent)	$556	$0	$0	$556
Other real estate owned	7,640	0	0	7,640

		Fair Value Measurements at December 31, 2017 Using
(in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets measured – nonrecurring basis
Impaired loans (collateral dependent)	$2,709	$0	$0	$2,709
Other real estate owned	18,951	0	0	18,951

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

Loans considered impaired under ASC 310-35, Impairment of a Loan, are loans for which, based on current information and events, it is probable that the creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement.  Impaired loans are subject to nonrecurring fair value adjustments to reflect subsequent (i) partial write-downs that are based on the observable market price or current appraised value of the collateral or (ii) the full charge-off of the loan carrying value.  Quarter-to-date fair value adjustments on impaired loans disclosed above were $0.1 million for the quarter ended September 30, 2018 and $0.3 million for the quarters ended December 31, 2017 and September 30, 2017.  Year-to-date fair value adjustments were $0.2 million for the nine months ended September 30, 2018, $1.0 million for the year ended December 31, 2017, and $0.7 million for the nine months ended September 30, 2017.

Other Real Estate Owned

In accordance with the provisions of ASC 360, Property, Plant, and Equipment, other real estate owned (“OREO”) is carried at the lower of fair value at acquisition date or current estimated fair value, less estimated cost to sell when the real estate is acquired.  Estimated fair value of OREO is based on appraisals or evaluations.  OREO is classified within Level 3 of the fair value hierarchy.  Long-lived assets are subject to nonrecurring fair value adjustments to reflect subsequent partial write-downs that are based on the observable market price or current appraised value of the collateral.  Quarter-to-date fair value adjustments on other real estate/assets owned disclosed above were $0.8 million, $0.2 million, and $0.9 million for the quarters ended September 30, 2018, December 31, 2017, and September 30, 2017, respectively.  Year-to-date adjustments were $1.8 million for the nine months ended September 30, 2018, $2.5 million for the year ended December 31, 2017, and $2.6 million for the nine months ended September 30, 2017.

Our policy for determining the frequency of periodic reviews is based upon consideration of the specific properties and the known or perceived market fluctuations in a particular market and is typically between 12 and 18 months but generally not more than 24 months.  Appraisers are selected from the list of approved appraisers maintained by management.

Unobservable (Level 3) Inputs

The following tables present quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements at September 30, 2018 and December 31, 2017.

(in thousands)	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at September 30, 2018	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Mortgage servicing rights	$3,815	Discount cash flows, computer pricing model	Constant prepayment rate	7.0% - 28.0% (8.3%)
			Probability of default	0.0% - 100.0% (2.5%)
			Discount rate	10.0% - 11.5% (10.1%)

Impaired loans (collateral-dependent)	$556	Market comparable properties	Marketability discount	10.0% - 100.0% (44.1%)

Other real estate owned	$7,640	Market comparable properties	Comparability adjustments	6.0% - 32.0% (15.7%)

(in thousands)	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at December 31, 2017	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Mortgage servicing rights	$3,484	Discount cash flows, computer pricing model	Constant prepayment rate	7.0% - 45.0% (10.0%)
			Probability of default	0.0% - 100.0% (3.0%)
			Discount rate	10.0% - 11.5% (10.1%)

Impaired loans (collateral-dependent)	$2,709	Market comparable properties	Marketability discount	1.9% - 89.8% (38.5%)

Other real estate owned	$18,951	Market comparable properties	Comparability adjustments	6.0% - 58.6% (15.0%)

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

Fair Value of Financial Instruments

The following table presents estimated fair value of CTBI’s financial instruments as of September 30, 2018 and indicates the level within the fair value hierarchy of the valuation techniques.  In accordance with the prospective adoption of ASU 2016-01, the fair values as of September 30, 2018 were measured using an exit price notion.

		Fair Value Measurements at September 30, 2018 Using
(in thousands)	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$171,333	$171,333	$0	$0
Certificates of deposit in other banks	5,145	0	5,134	0
Securities available-for-sale	569,208	91,465	477,743	0
Securities held-to-maturity	659	0	660	0
Loans held for sale	1,029	1,050	0	0
Loans, net	3,142,097	0	0	3,137,941
Federal Home Loan Bank stock	14,713	0	14,713	0
Federal Reserve Bank stock	4,887	0	4,887	0
Accrued interest receivable	14,628	0	14,628	0
Mortgage servicing rights	3,815	0	0	3,815

Financial liabilities:
Deposits	$3,273,646	$826,804	$2,460,736	$0
Repurchase agreements	250,983	0	0	251,261
Federal funds purchased	1,305	0	1,305	0
Advances from Federal Home Loan Bank	787	0	845	0
Long-term debt	59,341	0	0	44,166
Accrued interest payable	4,381	0	4,381	0

Unrecognized financial instruments:
Letters of credit	$0	$0	$0	$0
Commitments to extend credit	0	0	0	0
Forward sale commitments	0	0	0	0

The following table presents estimated fair value of CTBI’s financial instruments as of December 31, 2017 and indicates the level within the fair value hierarchy of the valuation techniques.

(in thousands)		Fair Value Measurements at December 31, 2017 Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$175,274	$175,274	$0	$0
Certificates of deposit in other banks	9,800	0	9,772	0
Securities available-for-sale	585,761	88,956	496,805	0
Securities held-to-maturity	659	0	660	0
Loans held for sale	1,033	1,060	0	0
Loans, net	3,086,789	0	0	3,092,437
Federal Home Loan Bank stock	17,927	0	17,927	0
Federal Reserve Bank stock	4,887	0	4,887	0
Accrued interest receivable	13,338	0	13,338	0
Mortgage servicing rights	3,484	0	0	3,484

Financial liabilities:
Deposits	$3,263,863	$790,930	$2,319,278	$0
Repurchase agreements	243,814	0	0	243,932
Federal funds purchased	7,312	0	7,312	0
Advances from Federal Home Loan Bank	845	0	841	0
Long-term debt	59,341	0	0	44,166
Accrued interest payable	2,228	0	2,228	0

Unrecognized financial instruments:
Letters of credit	$0	$0	$0	$0
Commitments to extend credit	0	0	0	0
Forward sale commitments	0	0	0	0

Note 9 – Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 30		September 30
(in thousands except per share data)	2018	2017	2018	2017
Numerator:
Net income	$16,106	$13,763	$43,519	$36,581

Denominator:
Basic earnings per share:
Weighted average shares	17,691	17,633	17,683	17,625
Diluted earnings per share:
Effect of dilutive stock options and restricted stock grants	19	20	17	20
Adjusted weighted average shares	17,710	17,653	17,700	17,645

Earnings per share:
Basic earnings per share	$0.91	$0.78	$2.46	$2.08
Diluted earnings per share	0.91	0.78	2.46	2.07

There were no options to purchase common shares that were excluded from the diluted calculations above for the three and nine months ended September 30, 2018 and 2017.  In addition to in-the-money stock options, unvested restricted stock grants were also used in the calculation of diluted earnings per share based on the treasury method.

Note 10 – Accumulated Other Comprehensive Income

Unrealized gains on AFS securities

Amounts reclassified from accumulated other comprehensive income (AOCI) and the affected line items in the statements of income during the three and nine months ended September 30, 2018 and 2017 were:

	Amounts Reclassified from AOCI
(in thousands)	Three Months Ended September 30		Nine Months Ended September 30
	2018	2017	2018	2017
Affected line item in the statements of income
Securities gains	$(2)	$48	$149	$58
Tax expense	0	17	32	20
Total reclassifications out of AOCI	$(2)	$31	$117	$38

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

❖ Capital Resources

❖ Impact of Inflation, Changing Prices, and Economic Conditions

❖ Stock Repurchase Program

❖ Critical Accounting Policies and Estimates

Our Business

Community Trust Bancorp, Inc. (“CTBI”) is a bank holding company headquartered in Pikeville, Kentucky.  Currently, we own one commercial bank, Community Trust Bank, Inc. (“CTB”) and one trust company, Community Trust and Investment Company, Inc.  Through our subsidiaries, we have eighty banking locations in eastern, northeastern, central, and south central Kentucky, southern West Virginia, and northeastern Tennessee, four trust offices across Kentucky, and one trust office in northeastern Tennessee.  At September 30, 2018, we had total consolidated assets of $4.2 billion and total consolidated deposits, including repurchase agreements, of $3.5 billion.  Total shareholders’ equity at September 30, 2018 was $550.3 million.  Trust assets under management, which are excluded from CTBI’s total consolidated assets, at September 30, 2018, were $2.2 billion.  Trust assets under management include CTB’s investment portfolio totaling $0.6 billion.

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

Results of Operations and Financial Condition

We reported record earnings for the third quarter 2018 of $16.1 million, or $0.91 per basic share, compared to $11.6 million, or $0.66 per basic share, earned during the second quarter 2018 and $13.8 million, or $0.78 per basic share, earned during the third quarter 2017.  Earnings for the nine months ended September 30, 2018 were $43.5 million, or $2.46 per basic share, compared to $36.6 million or $2.08 per basic share earned during the nine months ended September 30, 2017.

Quarterly Highlights

❖	Net interest income for the quarter of $36.1 million was an increase of $1.0 million, or 2.8%, from second quarter 2018 and $1.2 million, or 3.3%, from prior year third quarter.

❖	Provision for loan losses for the quarter ended September 30, 2018 decreased $0.4 million from prior quarter but increased $0.9 million from prior year same quarter.

❖	Our loan portfolio increased $8.8 million, an annualized 1.1%, during the quarter and $54.9 million, or an annualized 2.4%, from December 31, 2017.

❖
Net loan charge-offs for the quarter ended September 30, 2018 were $1.5 million, or 0.19% of average loans annualized, compared to $1.3 million, or 0.17%, experienced for the second quarter 2018 and $1.4 million, or 0.18%, for the third quarter 2017.

❖
Nonperforming loans at $21.0 million decreased $1.0 million from June 30, 2018 and $7.3 million from December 31, 2017.  Nonperforming assets at $50.8 million decreased $1.6 million from June 30, 2018 and $9.7 million from December 31, 2017.

❖	Deposits, including repurchase agreements, decreased $33.6 million during the quarter but increased $17.0 million from December 31, 2017.

❖
Noninterest income for the quarter ended September 30, 2018 of $12.7 million was a decrease of $1.1 million, or 7.8%, from prior quarter but increased $0.5 million, or 3.8%, from prior year same quarter.  The decrease in noninterest income from prior quarter was primarily due to a gain in the second quarter on the sale of a partnership interest resulting from a low income housing tax credit recapture.

❖
Noninterest expense for the quarter ended September 30, 2018 of $28.1 million decreased $4.3 million, or 13.4%, from prior quarter, but increased $1.2 million, or 4.4%, from prior year same quarter.  The variance in noninterest expense from prior quarter was primarily due to the previously disclosed increase in a customer reimbursement accrual in June 2018.  The increase from prior year same quarter was primarily a result of an increase in personnel expense with increases in salaries, bonuses, and the cost of group medical and life insurance.

❖
Income tax expense continues to be positively impacted by the change in the corporate income tax rate from 35% to 21%.  We utilize various tax exempt investments and loans, including municipal bonds, bank owned life insurance, and low income housing projects, to lower our effective income tax rate.  With the current tax laws, our effective tax rate for the nine months ended September 30, 2018 was 16% compared to 28% for the nine months ended September 30, 2017.

Income Statement Review

(dollars in thousands)			Change 2018 vs. 2017
Nine Months Ended September 30	2018	2017	Amount	Percent
Net interest income	$105,875	$102,300	$3,575	3.5%
Provision for loan losses	4,418	4,659	(241)	(5.2)
Noninterest income	39,713	36,092	3,621	10.0
Noninterest expense	89,226	82,142	7,084	8.6
Income taxes	8,425	15,010	(6,585)	(43.9)
Net income	$43,519	$36,581	$6,938	19.0%

Average earning assets	$3,905,673	$3,775,572	$130,101	3.4%

Yield on average earnings assets, tax equivalent*	4.34%	4.13%	0.21%	5.3%
Cost of interest bearing funds	0.97%	0.63%	0.34%	55.4%
Net interest margin, tax equivalent*	3.65%	3.68%	(0.03)%	(0.8)%

*Yield on average earning assets and net interest margin were computed on a tax equivalent basis using a 21% tax rate for 2018 and a 35% tax rate for 2017.

Net Interest Income

Net interest income for the quarter of $36.1 million was an increase of $1.0 million, or 2.8%, from second quarter 2018 and $1.2 million, or 3.3%, from prior year third quarter.  Net interest income for the nine months ended September 30, 2018 increased $3.6 million from September 30, 2017 with a 3 basis point decrease in our net interest margin and a $130.1 million increase in average earning assets.  Our yield on average earning assets for the nine months ended September 30, 2018 increased 21 basis points from prior year, and our cost of funds increased 34 basis points from prior year.  Our ratio of average loans to deposits, including repurchase agreements, was 88.7% for the nine months ended September 30, 2018 compared to 89.7% for the nine months ended September 30, 2017.

Provision for Loan Losses

The provision for loan losses that was added to the allowance for the third quarter 2018 was $1.5 million compared to $1.9 million for the quarter ended June 30, 2018 and $0.7 million for the quarter ended September 30, 2017.  Year-to-date allocations to the reserve were $4.4 million at September 30, 2018 compared to $4.7 million at September 30, 2017.  This provision represented a charge against current earnings in order to maintain the allowance at an appropriate level determined using the accounting estimates described in the Critical Accounting Policies and Estimates section.  Our reserve coverage (allowance for loan and lease loss reserve to nonperforming loans) at September 30, 2018 was 170.1% compared to 162.6% at June 30, 2018 and 121.2% at September 30, 2017.  Our loan loss reserve as a percentage of total loans outstanding remained at 1.13% from June 30, 2018 to September 30, 2018, down from the 1.17% at September 30, 2017.  The decline in the loan loss reserve from prior year is primarily attributable to a reduction in our soft factor allocation for long-term trends in delinquencies.

Noninterest Income

Noninterest income for the quarter ended September 30, 2018 of $12.7 million was a decrease of $1.1 million, or 7.8%, from prior quarter but a $0.5 million, or 3.8%, increase from prior year same quarter.  The decrease in noninterest income from prior quarter was primarily due to a $1.0 million gain in the second quarter on the sale of a partnership interest resulting from a low income housing tax credit recapture.  The increase from prior year same quarter was a result of increases in deposit service charges ($0.2 million), trust revenue ($0.3 million), and loan related fees ($0.2 million), partially offset by a $0.2 million decrease in insurance commissions.  The increase in loan related fees was a result of fluctuations in the fair value adjustments of our mortgage servicing rights.  Noninterest income for the nine months ended September 30, 2018 was a $3.6 million, or 10.0%, increase from prior year.  Year over year noninterest income has been positively impacted by increases in deposit service charges ($0.7 million), trust revenue ($0.9 million), loan related fees ($0.5 million), and bank owned life insurance income ($1.5 million).

Noninterest Expense

Noninterest expense for the quarter ended September 30, 2018 of $28.1 million decreased $4.3 million, or 13.4%, from prior quarter, but increased $1.2 million, or 4.4%, from prior year same quarter.  The variance in noninterest expense from prior quarter was primarily due to the $3.6 million increase in a customer reimbursement accrual in June 2018, which is more fully disclosed in our Form 8-K dated July 25, 2018.  The increase from prior year same quarter was primarily a result of a $1.2 million increase in personnel expense with increases in salaries ($0.2 million) , bonuses ($0.5 million), and the cost of group medical and life insurance ($0.3 million).  Noninterest expense for the nine months ended September 30, 2018 was $89.2 million, a $7.1 million, or 8.6%, increase over the first nine months of 2017, with a $3.3 million increase in personnel expense in addition to the $3.6 million increased customer reimbursement accrual discussed above.

Balance Sheet Review

CTBI’s total assets at $4.2 billion decreased $31.3 million, or 3.0% annualized, from June 30, 2018 but increased $37.6 million, or 1.2% annualized, from December 31, 2017.  Loans outstanding at September 30, 2018 were $3.2 billion, an increase of $8.8 million, or an annualized 1.1%, from June 30, 2018 and an increase of $54.9 million, or an annualized 2.4%, from December 31, 2017.  We experienced an increase during the nine months ended September 30, 2018 of $40.9 million in the indirect loan portfolio, $11.3 million in the residential loan portfolio, and $8.2 million in the consumer direct loan portfolio, partially offset by a decrease of $5.5 million in the commercial loan portfolio.  CTBI’s investment portfolio decreased $16.6 million, or an annualized 11.2%, from June 30, 2018 and $16.6 million, or an annualized 3.8%, from December 31, 2017.  Deposits in other banks decreased $33.8 million from prior quarter as a result of a $40 million paydown in brokered deposits.  Deposits, including repurchase agreements, at $3.5 billion decreased $33.6 million, or an annualized 3.7%, from June 30, 2018 but increased $17.0 million, or an annualized 0.6%, from December 31, 2017.

Shareholders’ equity at September 30, 2018 was $550.3 million, a 5.9% annualized increase from the $542.2 million at June 30, 2018 and a 4.9% annualized increase from the $530.7 million at December 31, 2017.  Our tangible common equity/tangible assets ratio at September 30, 2018 was 11.80%.

Loans

(in thousands)	September 30, 2018
Loan Category	Balance	Variance from Prior Year-End	YTD Net Charge-Offs	Nonperforming	ALLL
Commercial:
Construction	$81,472	6.5%	$40	$666	$817
Secured by real estate	1,183,632	(0.4)	(766)	7,514	14,638
Equipment lease financing	1,986	(34.7)	0	0	15
Commercial other	346,645	(1.3)	(532)	533	4,605
Total commercial	1,613,735	(0.3)	(1,258)	8,713	20,075

Residential:
Real estate construction	61,782	(8.3)	(28)	33	574
Real estate mortgage	722,022	1.8	(524)	10,814	4,539
Home equity	103,805	4.5	(33)	796	842
Total residential	887,609	1.3	(585)	11,643	5,955

Consumer:
Consumer direct	146,002	6.0	(359)	36	1,906
Consumer indirect	530,542	8.3	(2,576)	645	7,855
Total consumer	676,544	7.8	(2,935)	681	9,761

Total loans	$3,177,888	1.8%	$(4,778)	$21,037	$35,791

Asset Quality

CTBI’s total nonperforming loans, not including performing troubled debt restructurings, were $21.0 million, or 0.66% of total loans, at September 30, 2018 compared to $22.0 million, or 0.69% of total loans, at June 30, 2018 and $28.3 million, or 0.91% of total loans, at December 31, 2017.  Accruing loans 90+ days past due increased $0.8 million from prior quarter but decreased $2.2 million from December 31, 2017.  Nonaccrual loans decreased $1.8 million during the quarter and $5.1 million from December 31, 2017.  Accruing loans 30-89 days past due at $28.2 million was an increase of $4.7 million from June 30, 2018 and $8.8 million from December 31, 2017.  Our loan portfolio management processes focus on the immediate identification, management, and resolution of problem loans to maximize recovery and minimize loss.   Our loan risk management processes include weekly delinquent loan review meetings at the market levels and monthly delinquent loan review meetings involving senior corporate management to review all nonaccrual loans and loans 30 days or more past due.  Any activity regarding a criticized/classified loan (i.e. problem loan) must be approved by CTB’s Watch List Asset Committee (i.e. Problem Loan Committee).  CTB’s Watch List Asset Committee also meets on a quarterly basis and reviews every criticized/classified loan of $100,000 or greater.  We also have a Loan Review Department that reviews every market within CTB annually and performs extensive testing of the loan portfolio to assure the accuracy of loan grades and classifications for delinquency, troubled debt restructuring, impaired status, impairment, nonaccrual status, and adequate loan loss reserves.

Impaired loans, loans not expected to meet contractual principal and interest payments other than insignificant delays, at September 30, 2018 totaled $46.9 million, a $0.2 million increase from the $46.7 million at June 30, 2018 but a $0.5 million decrease from the $47.4 million at December 31, 2017.  Management evaluates all impaired loans for the amount of impairment, if any, and records a direct charge-off or provides specific reserves when necessary.

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

Our level of foreclosed properties at $29.7 million at September 30, 2018 was a $0.6 million decrease from the $30.3 million at June 30, 2018 and a $2.3 million decrease from the $32.0 million at December 31, 2017.  Sales of foreclosed properties for the nine months ended September 30, 2018 totaled $4.0 million while new foreclosed properties totaled $3.7 million.  At September 30, 2018, the book value of properties under contracts to sell was $2.8 million; however, the closings had not occurred at quarter-end.

When foreclosed properties are acquired, appraisals are obtained and the properties are booked at the current market value less expected sales costs.  Additionally, periodic updated appraisals are obtained on unsold foreclosed properties.  When an updated appraisal reflects a fair market value below the current book value, a charge is booked to current earnings to reduce the property to its new market value less expected sales costs.   Charges to earnings in the third quarter 2018 to reflect the decrease in current market values of foreclosed properties totaled $0.7 million.  There were twenty-four properties reappraised during the third quarter 2018.  Of these, fifteen properties were written down by a total of $0.4 million.  Charges were $0.9 million during the quarters ended June 30, 2018 and September 30, 2017.  Charges to earnings for the nine months ended September 30, 2018 were $2.0 million compared to $2.9 million for the nine months ended September 30, 2017.  Our policy for determining the frequency of periodic reviews is based upon consideration of the specific properties and the known or perceived market fluctuations in a particular market and is typically between 12 and 18 months but generally not more than 24 months.  Approximately ninety-nine percent of our OREO properties have appraisals dated within the past 18 months.  Management anticipates that our foreclosed properties will remain elevated as we work through current market conditions.

The appraisal aging analysis of foreclosed properties, as well as the holding period, at September 30, 2018 is shown below:

(in thousands)
Appraisal Aging Analysis		Holding Period Analysis
Days Since Last Appraisal	Current Book Value	Holding Period	Current Book Value
Up to 3 months	$2,110	Less than one year	$3,151
3 to 6 months	5,778	1 year	2,698
6 to 9 months	3,377	2 years	7,480
9 to 12 months	1,769	3 years	2,387
12 to 18 months	16,329	4 years	1,626
18 to 24 months	171	5 years	72
Over 24 months	132	6 years*	1,124
Total	$29,666	7 years*	8,603
		8 years*	122
		9 years*	2,403
		Total	$29,666

*Regulatory approval is required and has been obtained to hold these properties beyond the initial period of 5 years.  Additional approval may be required to continue to hold these properties should they not be liquidated during the extension period, which is typically one year.  To the extent we are not able to sell a foreclosed property in 10 years, we will be required to relinquish ownership of that property.

Net loan charge-offs for the quarter ended September 30, 2018 were $1.5 million, or 0.19% of average loans annualized, compared to $1.3 million, or 0.17%, experienced for the second quarter 2018 and $1.4 million, or 0.18%, for the third quarter 2017.    Net loan charge-offs for the nine months ended September 30, 2018 were $4.8 million, or 0.20% of average loans, compared to $4.2 million, or 0.19% of average loans, experienced for the nine months ended September 30, 2017.  Of the net charge-offs for the nine months, $1.3 million were in commercial loans, $2.6 million were in indirect auto loans, $0.6 million were in residential loans, and $0.3 million were in consumer direct loans.

Dividends

The following schedule shows the quarterly cash dividends paid for the past nine quarters:

Pay Date	Record Date	Amount Per Share
October 1, 2018	September 15, 2018	$0.36
July 1, 2018	June 15, 2018	$0.33
April 1, 2018	March 15, 2018	$0.33
January 1, 2018	December 15, 2017	$0.33
October 1, 2017	September 15, 2017	$0.33
July 1, 2017	June 15, 2017	$0.32

Liquidity and Market Risk

The objective of CTBI’s Asset/Liability management function is to maintain consistent growth in net interest income within our policy limits.  This objective is accomplished through management of our consolidated balance sheet composition, liquidity, and interest rate risk exposures arising from changing economic conditions, interest rates, and customer preferences.  The goal of liquidity management is to provide adequate funds to meet changes in loan and lease demand or deposit withdrawals.  This is accomplished by maintaining liquid assets in the form of cash and cash equivalents and investment securities, sufficient unused borrowing capacity, and growth in core deposits and wholesale funding (including the use of wholesale brokered deposits).  As of September 30, 2018, we had approximately $171.3 million in cash and cash equivalents and approximately $569.2 million in securities valued at estimated fair value designated as available-for-sale and available to meet liquidity needs on a continuing basis compared to $175.3 million and $585.8 million at December 31, 2017.  Additional asset-driven liquidity is provided by the remainder of the securities portfolio and the repayment of loans.  In addition to core deposit funding, we also have a variety of other short-term and long-term funding sources available.  As of September 30, 2018, we had wholesale brokered deposits outstanding of $42.3 million with a weighted average maturity of 1.83 years compared to $82.3 million with a weighted average maturity of 1.67 years at December 31, 2017.  We also rely on Federal Home Loan Bank advances for both liquidity and management of our asset/liability position.  Federal Home Loan Bank advances were $0.8 million at September 30, 2018 and December 31, 2017.  As of September 30, 2018, we had a $352.3 million available borrowing position with the Federal Home Loan Bank compared to $295.5 million at December 31, 2017.  We generally rely upon net inflows of cash from financing activities, supplemented by net inflows of cash from operating activities, to provide cash for our investing activities.    As is typical of many financial institutions, significant financing activities include deposit gathering, use of short-term borrowing facilities such as repurchase agreements and federal funds purchased, use of wholesale brokered deposits, and issuance of long-term debt.  At September 30, 2018 and December 31, 2017, we had $57 million in lines of credit with various correspondent banks available to meet any future cash needs.  Included in such $57 million is a $12 million line of credit which CTBI does not intend to renew when it expires on November 30, 2018.  Our primary investing activities include purchases of securities and loan originations.  We do not rely on any one source of liquidity and manage availability in response to changing consolidated balance sheet needs.  Included in our cash and cash equivalents at September 30, 2018 were deposits with the Federal Reserve of $108.5 million compared to $124.3 million at December 31, 2017.  Additionally, we project cash flows from our investment portfolio to generate additional liquidity over the next 90 days.

The investment portfolio consists of investment grade short-term issues suitable for bank investments.  The majority of the investment portfolio is in U.S. government and government sponsored agency issuances.  At September 30, 2018, available-for-sale (“AFS”) securities comprised substantially all of the total investment portfolio, and the AFS portfolio was approximately 103% of equity capital.  Ninety-four percent of the pledge eligible portfolio was pledged.

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

Capital Resources

Shareholders’ equity was $550.3 million at September 30, 2018 and $530.7 million at December 31, 2017.  CTBI’s annualized dividend yield to shareholders as of September 30, 2018 was 3.11%.  Our primary source of capital growth is the retention of earnings.  Cash dividends were $1.02 per share and $0.97 per share for the nine months ended September 30, 2018 and 2017, respectively.  We retained 58.5% of our earnings for the first nine months of 2018 compared to 53.4% for the first nine months of 2017.

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

As of September 30, 2018, CTBI had a common equity Tier 1 capital ratio of 16.08%, a Tier 1 capital ratio of 17.94%, a total capital ratio of 19.11%, and a Tier 1 leverage ratio of 13.37.  Our capital conservation buffer at September 30, 2018 was 11.11%.

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

As of September 30, 2018, we are not aware of any current recommendations by banking regulatory authorities which, if they were to be implemented, would have, or are reasonably likely to have, a material adverse impact on our liquidity, capital resources, or operations.

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

Income Taxes – Income tax expense is based on the taxes due on the consolidated tax return plus deferred taxes based on the expected future tax benefits and consequences of temporary differences between carrying amounts and tax bases of assets and liabilities, using enacted tax rates.  Any interest and penalties incurred in connection with income taxes are recorded as a component of income tax expense in the consolidated financial statements.  During the nine months ended September 30, 2018 and 2017, CTBI has not recognized a significant amount of interest expense or penalties in connection with income taxes.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Interest rate risk management focuses on maintaining consistent growth in net interest income within Board-approved policy limits.  CTBI uses an earnings simulation model to analyze net interest income sensitivity to movements in interest rates.  Given a 200 basis point increase to the yield curve used in the simulation model, it is estimated net interest income for CTBI would increase by 5.96 percent over one year and 10.95 percent over two years.  A 200 basis point decrease in the yield curve would decrease net interest income by an estimated 4.86 percent over one year and 8.49 percent over two years.  For further discussion of CTBI’s market risk, see the Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Market Risk included in the annual report on Form 10-K for the year ended December 31, 2017.

Item 4.  Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

CTBI’s management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934.  As of the end of the period covered by this report, an evaluation was carried out by CTBI’s management, with the participation of our Chief Executive Officer and the Executive Vice President, Chief Financial Officer, and Treasurer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, management concluded that disclosure controls and procedures as of September 30, 2018 were effective in ensuring material information required to be disclosed in this quarterly report on Form 10-Q was recorded, processed, summarized, and reported on a timely basis.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in CTBI’s internal control over financial reporting that occurred during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, CTBI’s internal control over financial reporting.

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

COMMUNITY TRUST BANCORP, INC.

Date: November 8, 2018	By:	/s/ Jean R. Hale
Jean R. Hale
Chairman, President, and Chief Executive Officer

/s/ Kevin J. Stumbo
Kevin J. Stumbo
Executive Vice President, Chief Financial Officer, and Treasurer