Form 10-K
period 2018-12-31
COMMUNITY TRUST BANCORP INC /KY/
filed 2019-02-28
CIK 350852

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
For the fiscal year ended December 31, 2018
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised ﬁnancial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	No ✓

Based upon the closing price of the Common Shares of the Registrant on the NASDAQ-Stock Market LLC – Global Select Market, the aggregate market value of voting stock held by non-affiliates of the Registrant as of June 30, 2018 was $842.4 million.  For the purpose of the foregoing calculation only, all directors and executive officers of the Registrant have been deemed affiliates.  The number of shares outstanding of the Registrant’s Common Stock as of January 31, 2019 was 17,767,653.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Form 10-K incorporates by reference certain information from Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on April 23, 2019.

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

Item 6.  Selected Financial Data 2014-2018

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

Item 16.  Form 10-K Summary

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

At December 31, 2018, CTBI had total consolidated assets of $4.2 billion and total consolidated deposits, including repurchase agreements, of $3.5 billion.  Total shareholders’ equity at December 31, 2018 was $564.2 million.  Trust assets under management at December 31, 2018 were $2.0 billion, including CTB’s investment portfolio totaling $0.6 billion.

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

EMPLOYEES

As of December 31, 2018, CTBI and subsidiaries had 978 full-time equivalent employees.  Our employees are provided with a variety of employee benefits.  A retirement plan, an employee stock ownership plan, group life insurance, major medical insurance, a cafeteria plan, and management and employee incentive compensation plans are available to all eligible personnel.

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

The SEC maintains an internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding CTBI and other issuers that file electronically with the SEC.

Basel III

On July 2, 2013, the Federal Reserve approved final rules that substantially amended the regulatory risk-based capital rules applicable to CTBI and CTB.  The FDIC subsequently approved these rules.  The final rules implemented the “Basel III” regulatory capital reforms and changes required by the Dodd-Frank Act.

The rules included new risk-based capital and leverage ratios, which were phased in from 2015 to January 2019, and refined the definition of what constitutes “capital” for purposes of calculating those ratios.  The minimum capital level requirements applicable to CTBI and CTB under the final rules are: (i) a common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 capital ratio of 6%; (iii) a total capital ratio of 8%; and (iv) a Tier 1 leverage ratio of 4% for all institutions.  The final rules also established a “capital conservation buffer” above the new regulatory minimum capital requirements, which must consist entirely of common equity Tier 1 capital.  The capital conservation buffer began to be phased in on January 1, 2016 at 0.625% of risk-weighted assets increased by 0.625% annually until fully implemented in January 2019.  An institution is subject to limitations on certain activities including payment of dividends, share repurchases, and discretionary bonuses to executive officers if its capital level is below the total capital plus capital conservation buffer amount.

The final rules also contain revisions to the prompt corrective action framework, which is designed to place restrictions on insured depository institutions, including CTB, if their capital levels begin to show signs of weakness.  These revisions took effect January 1, 2015.  Under the prompt corrective action requirements, which are designed to complement the capital conservation buffer, insured depository institutions are required to meet the following capital level requirements in order to qualify as “well capitalized:” (i) a common equity Tier 1 capital ratio of 6.5%; (ii) a Tier 1 capital ratio of 8%; (iii) a total capital ratio of 10%; and (iv) a Tier 1 leverage ratio of 5%.  We currently satisfy the well-capitalized and the capital conservation standards, and based on our current capital composition and levels, we anticipate that our capital ratios, on a Basel III basis, will continue to exceed the well-capitalized minimum capital requirements and capital conservation buffer standards.

As of December 31, 2018, CTBI had a common equity Tier 1 capital ratio of 16.27%, a Tier 1 capital ratio of 18.12%, a total capital ratio of 19.29%, and a Tier 1 leverage ratio of 13.51%.  Our capital conservation buffer at December 31, 2018 was 11.29%.

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

Beginning in 2008, the U.S. economy faced a severe economic crisis including a major recession from which recovery was slow and uneven.  Commerce and business growth in certain regions in the U.S. remains reduced and local governments and many businesses continue to experience financial difficulty.  In some areas of the U.S., including certain parts of our service area, unemployment levels remain elevated.  There can be no assurance that these conditions will continue to improve and these conditions could worsen.  In addition, the level of U.S. debt, the Federal Open Market Committee’s monetary policy, potential volatility in oil prices, recent U.S. tax law modifications, and trade policies may have a destabilizing effect on financial markets or a negative effect on the economy.

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

Liquidity Risk
CTBI is subject to liquidity risk.

CTBI requires liquidity to meet its deposit and debt obligations as they come due and to fund loan demands.  CTBI’s access to funding sources in amounts adequate to finance its activities or on terms that are acceptable to it could be impaired by factors that affect it specifically or the financial services industry or economy in general.  Factors that could reduce its access to liquidity sources include a downturn in the market, difficult credit markets, or adverse regulatory actions against CTBI.  CTBI’s access to deposits may also be affected by the liquidity needs of its depositors.  In particular, a substantial majority of CTBI’s liabilities are demand, savings, interest checking, and money market deposits, which are payable on demand or upon several days’ notice, while by comparison, a substantial portion of its assets are loans, which cannot be called or sold in the same time frame.  To the extent that consumer confidence in other investment vehicles, such as the stock market, increases, customers may move funds from bank deposits and products into such other investment vehicles.  Although CTBI historically has been able to replace maturing deposits and advances as necessary, it might not be able to replace such funds in the future, especially if a large number of its depositors sought to withdraw their accounts, regardless of the reason.  As of December 31, 2018, we had wholesale brokered deposits outstanding of $42.3 million (less than 2% of total deposits) with a weighted average maturity of 1.58 years.  If CTBI ceases to be categorized as “well-capitalized” under banking regulations, it would be prohibited from accepting, renewing, or rolling over brokered deposits without a regulatory waiver.  The cost of funds associated with brokered deposits is generally higher than locally generated deposits and may be a less stable funding source.  A failure to maintain adequate liquidity could have a material adverse effect on our financial condition and results of operations.

Banking Reform
Our business may be adversely affected by “banking reform” legislation.

On July 2, 2013, the Federal Reserve approved final rules that substantially amended the regulatory risk-based capital rules applicable to CTBI and CTB.  The FDIC subsequently approved these rules.  The final rules implemented the “Basel III” regulatory capital reforms and changes required by the Dodd-Frank Act.

The rules included new risk-based capital and leverage ratios, which were phased in from 2015 to January 2019, and refined the definition of what constitutes “capital” for purposes of calculating those ratios.  The minimum capital level requirements applicable to CTBI and CTB under the final rules are: (i) a common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 capital ratio of 6%; (iii) a total capital ratio of 8%; and (iv) a Tier 1 leverage ratio of 4% for all institutions.  The final rules also established a “capital conservation buffer” above the new regulatory minimum capital requirements, which must consist entirely of common equity Tier 1 capital.  The capital conservation buffer began to be phased in on January 1, 2016 at 0.625% of risk-weighted assets increased by 0.625% annually until fully implemented in January 2019.  An institution is subject to limitations on certain activities including payment of dividends, share repurchases, and discretionary bonuses to executive officers if its capital level is below the total capital plus capital conservation buffer amount.

The final rules also contain revisions to the prompt corrective action framework, which is designed to place restrictions on insured depository institutions, including CTB, if their capital levels begin to show signs of weakness.  These revisions took effect January 1, 2015.  Under the prompt corrective action requirements, which are designed to complement the capital conservation buffer, insured depository institutions are required to meet the following capital level requirements in order to qualify as “well capitalized:” (i) a common equity Tier 1 capital ratio of 6.5%; (ii) a Tier 1 capital ratio of 8%; (iii) a total capital ratio of 10%; and (iv) a Tier 1 leverage ratio of 5%.

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

In particular, consumer products and services are subject to increasing regulatory oversight and scrutiny with respect to compliance with consumer laws and regulations.  We may face a greater number or wider scope of investigations, enforcement actions, and litigation in the future related to consumer practices.  In addition, any required changes to our business operations resulting from these developments could result in a significant loss of revenue, require remuneration to customers, trigger fines or penalties, limit the products or services we offer, require us to increase certain prices and therefore reduce demand for our products, impose additional compliance costs on us, cause harm to our reputation, or otherwise adversely affect our consumer business.  As previously disclosed in a Form 8-K dated July 25, 2018, CTB entered into a consent order regarding two deposit add-on products.

The financial services industry has experienced leadership changes at federal banking agencies, which may impact regulations and government policy applicable to us.  For example, in 2017 and early 2018, Congress confirmed a new Chairman of the Federal Reserve and a new Vice Chairman for Supervision at the Federal Reserve.  New appointments to the Board of Governors of the Federal Reserve could affect monetary policy and interest rates.  The President, certain members of Congress, and others in the President’s leadership group have advocated for significant reduction of financial services regulation.  Any regulatory relief is uncertain and, even if adopted, may not result in a meaningful reduction of our regulatory requirements and related costs.

Climate Change Risk
Our business may be adversely impacted by climate change initiatives and issues.

Climate change and other emissions-related laws, regulations, and agreements have been proposed and, in some cases adopted, on the international, federal, state, and local levels.  These final and proposed initiatives take the form of restrictions, caps, taxes, or other controls on emissions.  Our markets include areas where the coal industry was historically a significant part of the local economy.  The importance of the coal industry to such areas has, however, continued to decline substantially and the economies of our markets have become more diversified.  Nevertheless, to the extent that existing or new climate change laws, regulations, or agreements further impact production, purchase, or use of coal, the economies of certain areas within our markets, the demand for financing, the value of collateral securing our coal-related loans, and our financial condition and results of operations may be adversely affected.

We, like all businesses, as well as our market areas, borrowers, and customers, may be adversely impacted to the extent that weather-related events cause damage or disruption to properties or businesses.

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

We originate commercial real estate loans, construction and development loans, consumer loans, and residential mortgage loans, primarily within our market area.  Commercial real estate, commercial, and construction and development loans tend to involve larger loan balances to a single borrower or groups of related borrowers and are most susceptible to a risk of loss during a downturn in the business cycle.  These loans also have historically had a greater credit risk than other loans for the following reasons:

•
Commercial Real Estate Loans.  Repayment is dependent on income being generated in amounts sufficient to cover operating expenses and debt service.  As of December 31, 2018, commercial real estate loans, including multi-family loans, comprised approximately 39% of our total loan portfolio.

•
Other Commercial Loans.  Repayment is generally dependent upon the successful operation of the borrower’s business.  In addition, the collateral securing the loans may depreciate over time, be difficult to appraise, be illiquid, or fluctuate in value based on the success of the business.  As of December 31, 2018, other commercial loans comprised approximately 12% of our total loan portfolio.

•
Construction and Development Loans.  The risk of loss is largely dependent on our initial estimate of whether the property’s value at completion equals or exceeds the cost of property construction and the availability of take-out financing.  During the construction phase, a number of factors can result in delays or cost overruns.  If our estimate is inaccurate or if actual construction costs exceed estimates, the value of the property securing our loan may be insufficient to ensure full repayment when completed through a permanent loan, sale of the property, or by seizure of collateral.  As of December 31, 2018, construction and development loans comprised approximately 4% of our total loan portfolio.

Consumer loans may carry a higher degree of repayment risk than residential mortgage loans, particularly when the consumer loan is unsecured.  Repayment of a consumer loan typically depends on the borrower’s financial stability, and it is more likely to be affected adversely by job loss, illness, or personal bankruptcy.  In addition, federal and state bankruptcy, insolvency, and other laws may limit the amount we can recover when a consumer client defaults.  As of December 31, 2018, consumer loans comprised approximately 21% of our total loan portfolio.

As of December 31, 2018, approximately 79% of our consumer loans and 17% of our total loan portfolio were consumer indirect loans.  Consumer indirect loans are fixed rate loans secured by new and used automobiles, trucks, vans, and recreational vehicles originated at selling dealerships which are purchased by us following our review and approval of such loans.  These loans generally have a greater risk of loss in the event of default than, for example, one-to-four family residential mortgage loans due to the rapid depreciation of vehicles securing the loans.  We face the risk that the collateral for a defaulted loan may not provide an adequate source of repayment of the outstanding loan balance.  We also assume the risk that the dealership administering the lending process complies with applicable consumer protection law and regulations.

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

As of December 31, 2018, approximately 67% of our loan portfolio was secured by real estate, 39% of which is commercial real estate.  High levels of commercial and consumer delinquencies or declines in real estate market values could require increased net charge-offs and increases in the allowance for loan and lease losses, which could have a material adverse effect on our business, financial condition, and results of operations and prospects.

Our level of other real estate owned remains above our historical norm, primarily as a result of foreclosures.  To the extent that we continue to hold a higher level of other real estate owned, related real estate expense will likely remain high.  In addition, our ability to hold foreclosed property is subject to time limitations under applicable regulations.

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

As of December 31, 2018, approximately 44% (based on book value) of our foreclosed properties had been held by us for over five years.  Regulatory approval is required and has been obtained to hold these properties beyond the initial period of five years.  Additional approval may be required to continue to hold these properties should they not be liquidated during the extension period, which is typically one year.  While we have previously received regulatory approval to continue to hold foreclosed properties for over five years, to the extent such approval is not obtained in the future with respect to a foreclosed property, we might be forced to liquidate such property at a price less than its appraised value.  To the extent we are not able to sell a foreclosed property in 10 years, we will be required to relinquish ownership of that property.

As of December 31, 2018, foreclosed property with a total book value of $2.4 million, representing 8.6% of our foreclosed property (based on book value), had been held by us for at least nine years.  As a result, we expect to sell these properties in 2019.  While the book value of $2.4 million at December 31, 2018 is our best estimate of realizable value, the actual amount realized may be substantially below book value, or properties may be relinquished for no consideration.

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

If the banking regulators or a commenter on our regulatory application raise concerns about any of these criteria at the time a regulatory application is filed, the banking regulators may deny, delay, or condition their approval of a proposed transaction.  A Federal Reserve investigation begun in 2014 resulted in a 2018 consent order related to two deposit add-on products, which created impediments to CTBI’s merger and acquisition activity for an unspecified period of time.

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

Our information technology systems and networks may experience interruptions, delays, or cessations of service or produce errors due to regular maintenance efforts, such as systems integration or migration work that takes place from time to time.  We may not be successful in implementing new systems and transitioning data, which could cause business disruptions and be more expensive, time-consuming, disruptive, and resource intensive.  Such disruptions could damage our reputation and otherwise adversely impact our business and results of operations.

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

A successful breach of the security of our systems or those of our third party service providers could cause serious negative consequences to us, including significant disruption of our operations, misappropriation of our confidential information or the confidential information of our customers, or damage to our computers or operating systems, and could result in violations of applicable privacy and other laws, financial loss to us or to our customers, loss in confidence in our security measures, customer dissatisfaction, litigation exposure, and harm to our reputation, all of which could have a material adverse effect on us.  While we maintain insurance coverage that should, subject to policy terms and conditions, cover certain aspects of our cyber risks, this insurance coverage may be insufficient to cover all losses we could experience resulting from a cyber security breach.  Moreover, the cost of insurance sufficient to cover substantially all, or a reasonable portion, of losses related to cyber security breaches is expected to increase and such increases are likely to be material.

Banking customers and employees have been, and will likely continue to be, targeted by parties using fraudulent e-mails and other communications in attempts to misappropriate passwords, account information, or other personal information, or to introduce viruses or other malware to bank information systems or customers’ computers.  Though we endeavor to lessen the success of such threats through the use of authentication technology and employee education, such cyber attacks remain a serious issue.  Publicity concerning security and cyber-related problems could inhibit the use or growth of electronic or web-based applications as a means of conducting banking and other commercial transactions.
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

While we have policies and procedures designed to prevent or limit the effect of the possible security breach of our information systems, if unauthorized persons were somehow to get access to confidential or proprietary information in our possession or to our proprietary information, it could result in litigation and regulatory investigations, significant legal and financial exposure, damage to our reputation, or a loss of confidence in the security of our systems that could materially adversely affect our business.

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

Consolidated Average Balance Sheets and Taxable Equivalent Income/Expense and Yields/Rates

	2018			2017			2016
(in thousands)	Average Balances	Interest	Average Rate	Average Balances	Interest	Average Rate	Average Balances	Interest	Average Rate
Earning assets:
Loans (1)(2)(3)	$3,150,878	$154,613	4.91%	$3,048,879	$141,821	4.65%	$2,916,031	$134,455	4.61%
Loans held for sale	684	98	14.33	709	81	11.42	728	101	13.87
Securities:
U.S. Treasury and agencies	459,204	9,019	1.96	449,339	7,263	1.62	445,500	6,669	1.50
Tax exempt state and political subdivisions (3)	102,396	3,539	3.46	110,393	4,632	4.20	99,086	4,182	4.22
Other securities	29,299	996	3.40	49,981	1,452	2.91	53,492	1,596	2.98
Federal Reserve Bank and Federal Home Loan Bank stock	21,264	1,303	6.13	22,814	1,189	5.21	22,814	1,011	4.43
Federal funds sold	2,795	59	2.11	3,139	41	1.31	3,121	19	0.61
Interest bearing deposits	138,794	2,567	1.85	103,066	1,084	1.05	108,546	538	0.50
Other investments	6,432	88	1.37	8,961	107	1.19	1,550	17	1.10
Investment in unconsolidated subsidiaries	1,850	70	3.78	1,847	52	2.82	1,846	43	2.33
Total earning assets	3,913,596	$172,352	4.40%	3,799,128	$157,722	4.15%	3,652,714	$148,631	4.07%
Allowance for loan and lease losses	(35,711)			(36,507)			(36,681)
	3,877,885			3,762,621			3,616,033
Nonearning assets:
Cash and due from banks	52,286			52,321			50,946
Premises and equipment, net	45,970			47,129			48,138
Other assets	211,256			206,899			205,140
Total assets	$4,187,397			$4,068,970			$3,920,257

Interest bearing liabilities:
Deposits:
Savings and demand deposits	$1,234,562	$8,443	0.68%	$1,134,147	$3,863	0.34%	$1,088,291	$2,566	0.24%
Time deposits	1,256,030	15,271	1.22	1,243,181	10,487	0.84	1,203,081	8,355	0.69
Repurchase agreements and federal funds purchased	244,647	3,312	1.35	258,419	1,832	0.71	262,361	1,155	0.44
Advances from Federal Home Loan Bank	1,512	27	1.79	38,287	427	1.12	14,410	62	0.43
Long-term debt	59,341	2,242	3.78	60,042	1,685	2.81	61,341	1,417	2.31
Total interest bearing liabilities	2,796,092	$29,295	1.05%	2,734,076	$18,294	0.67%	2,629,484	$13,555	0.52%

Noninterest bearing liabilities:
Demand deposits	810,270			778,304			758,555
Other liabilities	34,394			37,823			37,820
Total liabilities	3,640,756			3,550,203			3,425,859

Shareholders’ equity	546,641			518,767			494,398
Total liabilities and shareholders’ equity	$4,187,397			$4,068,970			$3,920,257

Net interest income, tax equivalent		$143,057			$139,428			$135,076
Less tax equivalent interest income		902			2,026			2,055
Net interest income		$142,155			$137,402			$133,021
Net interest spread			3.35%			3.48%			3.55%
Benefit of interest free funding			0.31			0.19			0.15
Net interest margin			3.66%			3.67%			3.70%

(1) Interest includes fees on loans of $1,762, $1,808, and $1,717 in 2018, 2017, and 2016, respectively.
(2) Loan balances include deferred loan origination costs and principal balances on nonaccrual loans.
(3) Tax exempt income on securities and loans is reported on a fully taxable equivalent basis using a 21% rate in 2018, and a 35% rate in 2017 and 2016.

Net Interest Differential

The following table illustrates the approximate effect of volume and rate changes on net interest differentials between 2018 and 2017 and also between 2017 and 2016.

	Total Change	Change Due to		Total Change	Change Due to
(in thousands)	2018/2017	Volume	Rate	2017/2016	Volume	Rate
Interest income:
Loans	$12,792	$4,843	$7,949	$7,366	$6,171	$1,195
Loans held for sale	17	(3)	20	(20)	(3)	(17)
U.S. Treasury and agencies	1,756	163	1,593	594	58	536
Tax exempt state and political subdivisions	(1,093)	(353)	(740)	450	475	(25)
Other securities	(456)	(528)	72	(144)	(107)	(37)
Federal Reserve Bank and Federal Home Loan Bank stock	114	(77)	191	178	0	178
Federal funds sold	18	(4)	22	22	0	22
Interest bearing deposits	1,483	465	1,018	546	(26)	572
Other investments	(19)	(27)	8	90	88	2
Investment in unconsolidated subsidiaries	18	0	18	9	0	9
Total interest income	14,630	4,479	10,151	9,091	6,656	2,435

Interest expense:
Savings and demand deposits	4,580	370	4,210	1,297	112	1,185
Time deposits	4,784	109	4,675	2,132	287	1,845
Repurchase agreements and federal funds purchased	1,480	(93)	1,573	677	(17)	694
Advances from Federal Home Loan Bank	(400)	(258)	(142)	365	186	179
Long-term debt	557	(19)	576	268	(29)	297
Total interest expense	11,001	109	10,892	4,739	539	4,200

Net interest income	$3,629	$4,370	$(741)	$4,352	$6,117	$(1,765)

For purposes of the above table, changes which are due to both rate and volume are allocated based on a percentage basis, using the absolute values of rate and volume variance as a basis for percentages.  Income is stated at a fully taxable equivalent basis, using a 21% tax rate in 2018, and a 35% tax rate in 2017 and 2016.

Investment Portfolio

The maturity distribution and weighted average interest rates of debt securities at December 31, 2018 are as follows:

Available-for-sale

	Estimated Maturity at December 31, 2018
	Within 1 Year		1-5 Years		5-10 Years		After 10 Years		Total Fair Value		Amortized Cost
(in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount
U.S. Treasury, government agencies, and government sponsored agency mortgage-backed securities	$61,726	2.05%	$107,269	1.96%	$86,257	3.38%	$213,505	3.00%	$468,757	2.71%	$475,327
State and political subdivisions	3,673	3.62	33,299	3.24	27,465	3.34	60,051	3.63	124,488	3.46	126,280
Other securities	0	0.00	0	0.00	0	0.00	501	3.18	501	3.18	507
Total	$65,399	2.13%	$140,568	2.26%	$113,722	3.37%	$274,057	3.14%	$593,746	2.87%	$602,114

Held-to-maturity

	Estimated Maturity at December 31, 2018
	Within 1 Year		1-5 Years		5-10 Years		After 10 Years		Total Amortized Cost		Fair Value
(in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount
State and political subdivisions	$0	0.00%	$649	3.64%	$0	0.00%	$0	0.00%	$649	3.64%	$649
Total	$0	0.00%	$649	3.64%	$0	0.00%	$0	0.00%	$649	3.64%	$649

Total Debt Securities

	Estimated Maturity at December 31, 2018
	Within 1 Year		1-5 Years		5-10 Years		After 10 Years		Total Book Value		Fair Value
(in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount
Total	$65,399	2.13%	$141,217	2.27%	$113,722	3.37%	$274,057	3.14%	$594,395	2.87%	$594,395

The calculations of the weighted average interest rates for each maturity category are based upon yield weighted by the respective costs of the securities.  The weighted average rates on state and political subdivisions are computed on a taxable equivalent basis using a 21% tax rate.

Excluding those holdings of the investment portfolio in U.S. Treasury securities, government agencies, and government sponsored agency mortgage-backed securities, there were no securities of any one issuer that exceeded 10% of our shareholders’ equity at December 31, 2018.

The book values of securities available-for-sale and securities held-to-maturity as of December 31, 2018 and 2017 are presented in note 3 to the consolidated financial statements.

The book value of securities at December 31, 2016 is presented below:

(in thousands)	Available-for-Sale	Held-to-Maturity
U.S. Treasury and government agencies	$223,014	$0
State and political subdivisions	133,351	866
U.S. government sponsored agency mortgage-backed securities	227,574	0
Total debt securities	583,939	866
CRA investment funds	25,000	0
Total securities	$608,939	$866

Loan Portfolio

(in thousands)	2018	2017	2016	2015	2014
Commercial:
Construction	$82,715	$76,479	$66,998	$78,020	$121,942
Secured by real estate	1,183,093	1,188,680	1,085,428	1,052,919	948,626
Equipment lease financing	1,740	3,042	5,512	8,514	10,344
Commercial other	377,198	351,034	350,159	358,898	352,048
Total commercial	1,644,746	1,619,235	1,508,097	1,498,351	1,432,960

Residential:
Real estate construction	57,160	67,358	57,966	61,750	62,412
Real estate mortgage	722,417	709,570	702,969	707,874	712,465
Home equity	106,299	99,356	91,511	89,450	88,335
Total residential	885,876	876,284	852,446	859,074	863,212

Consumer:
Consumer direct	144,289	137,754	133,093	126,406	122,136
Consumer indirect	533,727	489,667	444,735	390,130	315,516
Total consumer	678,016	627,421	577,828	516,536	437,652

Total loans	$3,208,638	$3,122,940	$2,938,371	$2,873,961	$2,733,824

Percent of total year-end loans
Commercial:
Construction	2.58%	2.45%	2.28%	2.71%	4.46%
Secured by real estate	36.87	38.06	36.94	36.64	34.70
Equipment lease financing	0.05	0.10	0.18	0.30	0.38
Commercial other	11.76	11.24	11.92	12.49	12.88
Total commercial	51.26	51.85	51.32	52.14	52.42

Residential:
Real estate construction	1.78	2.16	1.97	2.15	2.28
Real estate mortgage	22.52	22.72	23.93	24.63	26.06
Home equity	3.31	3.18	3.11	3.11	3.23
Total residential	27.61	28.06	29.01	29.89	31.57

Consumer:
Consumer direct	4.50	4.41	4.53	4.40	4.47
Consumer indirect	16.63	15.68	15.14	13.57	11.54
Total consumer	21.13	20.09	19.67	17.97	16.01

Total loans	100.00%	100.00%	100.00%	100.00%	100.00%

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

	Maturity at December 31, 2018
(in thousands)	Within One Year	After One but Within Five Years	After Five Years	Total
Commercial secured by real estate and commercial other	$233,489	$250,181	$1,076,621	$1,560,291
Commercial and real estate construction	92,674	19,376	27,825	139,875
	$326,163	$269,557	$1,104,446	$1,700,166

Rate sensitivity:
Fixed rate	$78,004	$67,569	$32,263	$177,836
Adjustable rate	248,159	201,988	1,072,183	1,522,330
	$326,163	$269,557	$1,104,446	$1,700,166

Nonperforming Assets

(in thousands)	2018	2017	2016	2015	2014
Nonaccrual loans	$11,867	$18,119	$16,623	$16,563	$20,971
90 days or more past due and still accruing interest	10,198	10,176	10,847	12,046	17,985
Total nonperforming loans	22,065	28,295	27,470	28,609	38,956

Other repossessed assets	42	155	103	183	90
Foreclosed properties	27,273	31,996	35,856	40,674	36,776
Total nonperforming assets	$49,380	$60,446	$63,429	$69,466	$75,822

Nonperforming assets to total loans and foreclosed properties	1.53%	1.92%	2.13%	2.38%	2.74%
Allowance to nonperforming loans	162.73%	127.76%	130.81%	126.16%	88.43%

Nonaccrual and Past Due Loans

(in thousands)	Nonaccrual loans	As a % of Loan Balances by Category	Accruing Loans Past Due 90 Days or More	As a % of Loan Balances by Category	Balances
December 31, 2018
Commercial construction	$639	0.77%	$58	0.07%	$82,715
Commercial secured by real estate	4,537	0.38	4,632	0.39	1,183,093
Equipment lease financing	0	0.00	0	0.00	1,740
Commercial other	797	0.21	581	0.15	377,198
Real estate construction	22	0.04	6	0.01	57,160
Real estate mortgage	5,395	0.75	4,095	0.57	722,417
Home equity	477	0.45	246	0.23	106,299
Consumer direct	0	0.00	74	0.05	144,289
Consumer indirect	0	0.00	506	0.09	533,727
Total	$11,867	0.37%	$10,198	0.32%	$3,208,638

December 31, 2017
Commercial construction	$1,207	1.58%	$31	0.04%	$76,479
Commercial secured by real estate	7,028	0.59	2,665	0.22	1,188,680
Equipment lease financing	0	0.00	0	0.00	3,042
Commercial other	934	0.27	87	0.02	351,034
Real estate construction	318	0.47	223	0.33	67,358
Real estate mortgage	8,243	1.16	6,293	0.89	709,570
Home equity	389	0.39	167	0.17	99,356
Consumer direct	0	0.00	62	0.05	137,754
Consumer indirect	0	0.00	648	0.13	489,667
Total	$18,119	0.58%	$10,176	0.33%	$3,122,940

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

Foreign Outstandings

None

Loan Concentrations

We had no concentration of loans exceeding 10% of total loans at December 31, 2018.  See note 19 to the consolidated financial statements for further information.

Analysis of the Allowance for Loan and Lease Losses

(in thousands)	2018	2017	2016	2015	2014
Allowance for loan and lease losses, beginning of year	$36,151	$35,933	$36,094	$34,447	$34,008
Loans charged off:
Commercial construction	0	(10)	(316)	(3)	(15)
Commercial secured by real estate	(988)	(2,038)	(1,641)	(1,379)	(2,163)
Commercial other	(1,513)	(1,893)	(2,136)	(1,961)	(3,141)
Real estate construction	(33)	0	(192)	(135)	(123)
Real estate mortgage	(1,004)	(615)	(1,043)	(1,421)	(1,058)
Home equity	(69)	(178)	(54)	(129)	(115)
Consumer direct	(997)	(965)	(1,236)	(1,306)	(1,326)
Consumer indirect	(6,394)	(5,386)	(5,050)	(3,536)	(3,495)
Total charge-offs	(10,998)	(11,085)	(11,668)	(9,870)	(11,436)

Recoveries of loans previously charged off:
Commercial construction	61	49	36	13	28
Commercial secured by real estate	224	75	178	60	305
Commercial other	643	532	439	585	621
Real estate construction	0	0	7	4	2
Real estate mortgage	85	87	101	117	40
Home equity	14	4	9	54	5
Consumer direct	445	525	615	435	566
Consumer indirect	3,116	2,510	2,250	1,599	1,553
Total recoveries	4,588	3,782	3,635	2,867	3,120

Net charge-offs:
Commercial construction	61	39	(280)	10	13
Commercial secured by real estate	(764)	(1,963)	(1,463)	(1,319)	(1,858)
Commercial other	(870)	(1,361)	(1,697)	(1,376)	(2,520)
Real estate construction	(33)	0	(185)	(131)	(121)
Real estate mortgage	(919)	(528)	(942)	(1,304)	(1,018)
Home equity	(55)	(174)	(45)	(75)	(110)
Consumer direct	(552)	(440)	(621)	(871)	(760)
Consumer indirect	(3,278)	(2,876)	(2,800)	(1,937)	(1,942)
Total net charge-offs	(6,410)	(7,303)	(8,033)	(7,003)	(8,316)

Provisions charged against operations	6,167	7,521	7,872	8,650	8,755

Balance, end of year	$35,908	$36,151	$35,933	$36,094	$34,447

Allocation of allowance, end of year:
Commercial construction	$862	$686	$884	$2,199	$2,896
Commercial secured by real estate	14,531	14,509	14,191	14,434	13,618
Equipment lease financing	12	18	42	79	119
Commercial other	4,993	5,039	4,656	4,225	4,263
Real estate construction	512	660	629	550	534
Real estate mortgage	4,433	5,688	6,027	6,678	6,094
Home equity	841	857	774	839	756
Consumer direct	1,883	1,863	1,885	1,594	1,574
Consumer indirect	7,841	6,831	6,845	5,496	4,593
Balance, end of year	$35,908	$36,151	$35,933	$36,094	$34,447

Average loans outstanding, net of deferred loan costs and fees	$3,150,878	$3,048,879	$2,916,031	$2,791,871	$2,642,231
Loans outstanding at end of year, net of deferred loan costs and fees	$3,208,638	$3,122,940	$2,938,371	$2,873,961	$2,733,824

Net charge-offs to average loan type:
Commercial construction	(0.08)%	(0.05)%	0.40%	(0.01)%	(0.01)%
Commercial secured by real estate	0.06	0.17	0.14	0.13	0.21
Commercial other	0.25	0.39	0.47	0.39	0.70
Real estate construction	0.05	0.00	0.32	0.21	0.20
Real estate mortgage	0.13	0.07	0.13	0.18	0.15
Home equity	0.05	0.18	0.05	0.08	0.13
Consumer direct	0.39	0.33	0.48	0.71	0.63
Consumer indirect	0.64	0.61	0.67	0.55	0.67
Total	0.20%	0.24%	0.28%	0.25%	0.31%

Other ratios:
Allowance to net loans, end of year	1.12%	1.16%	1.22%	1.26%	1.26%
Provision for loan losses to average loans	0.20%	0.25%	0.27%	0.31%	0.33%
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

Average Deposits and Other Borrowed Funds

(in thousands)	2018	2017	2016
Deposits:
Noninterest bearing deposits	$810,270	$778,304	$758,555
NOW accounts	57,166	49,975	49,037
Money market accounts	755,970	668,609	640,297
Savings accounts	421,426	415,563	398,957
Certificates of deposit of $100,000 or more	669,386	628,165	578,669
Certificates of deposit < $100,000 and other time deposits	586,644	615,016	624,412
Total deposits	3,300,862	3,155,632	3,049,927

Other borrowed funds:
Repurchase agreements and federal funds purchased	244,647	258,419	262,361
Advances from Federal Home Loan Bank	1,512	38,287	14,410
Long-term debt	59,341	60,042	61,341
Total other borrowed funds	305,500	356,748	338,112
Total deposits and other borrowed funds	$3,606,362	$3,512,380	$3,388,039

The maximum balance for federal funds purchased and repurchase agreements at any month-end during 2018 occurred at June 30, 2018, with a month-end balance of $256.8 million.  The maximum balance for federal funds purchased and repurchase agreements at any month-end during 2017 occurred at March 31, 2017, with a month-end balance of $268.9 million.  The maximum balance for federal funds purchased and repurchase agreements at any month-end during 2016 occurred at October 31, 2016, with a month-end balance of $269.3 million.

Maturities and/or repricing of time deposits of $100,000 or more outstanding at December 31, 2018 are summarized as follows:

(in thousands)	Certificates of Deposit	Other Time Deposits	Total
Three months or less	$95,613	$7,133	$102,746
Over three through six months	69,640	8,168	77,808
Over six through twelve months	244,631	13,652	258,283
Over twelve through sixty months	188,241	24,889	213,130
	$598,125	$53,842	$651,967

Item 2.  Properties

Our main office, which is owned by Community Trust Bank, Inc., is located at 346 North Mayo Trail, Pikeville, Kentucky 41501.  Following is a schedule of properties owned and leased by CTBI and its subsidiaries as of December 31, 2018:

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

Mt. Vernon Market	2	0	2
2 locations in Rockcastle County, Kentucky
* LaFollette Market	3	0	3
2 locations in Campbell County, Tennessee and 1 location in Anderson County, Tennessee
Total banking locations	70	9	79
Operational locations:
Community Trust Bank, Inc.
Pikeville (Pike County, Kentucky) (lease land at 1 owned location)	1	0	1
Total operational locations	1	0	1

Total locations	71	9	80

*Community Trust and Investment Company has leased offices in the main office locations in these markets.

See notes 8 and 16 to the consolidated financial statements included herein for the year ended December 31, 2018, for additional information relating to lease commitments and amounts invested in premises and equipment.

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

PART II

Item 5.  Market for the Registrant’s Common Equity, Related Shareholder Matters, and Issuer Purchases of Equity Securities

Our common stock is listed on The NASDAQ-Stock Market LLC – Global Select Market under the symbol CTBI.  As of January 31, 2019, there were approximately 4,800 holders of record of our outstanding common shares.

Dividends

The annual dividend paid to our stockholders was increased from $1.30 per share to $1.38 per share during 2018.  We have adopted a conservative policy of cash dividends by generally maintaining an average annual cash dividend ratio of approximately 45%, with periodic stock dividends.  The current year cash dividend ratio was 41.2%.  Dividends are typically paid on a quarterly basis.  Future dividends are subject to the discretion of CTBI’s Board of Directors, cash needs, general business conditions, dividends from our subsidiaries, and applicable governmental regulations and policies.  For information concerning restrictions on dividends from the subsidiary bank to CTBI, see note 21 to the consolidated financial statements included herein for the year ended December 31, 2018.

Stock Repurchases

CTBI did not acquire any shares of common stock through the stock repurchase program during the years 2018 and 2017. There are 67,371 shares remaining under CTBI’s current repurchase authorization. For further information, see the Stock Repurchase Program section of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Securities Authorized for Issuance Under Equity Compensation Plans

For information concerning securities authorized for issuance under CTBI’s equity compensation plans, see Part III, Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

Common Stock Performance

The following graph shows the cumulative total return experienced by CTBI’s shareholders during the last five years compared to the NASDAQ Stock Market (U.S.) and the NASDAQ Bank Stock Index.  The graph assumes the investment of $100 on December 31, 2013 in CTBI’s common stock and in each index and the reinvestment of all dividends paid during the five-year period.

Comparison of 5 Year Cumulative Total Return
among Community Trust Bancorp, Inc., NASDAQ Stock Market (U.S.),
and NASDAQ Bank Stocks

Fiscal Year Ending December 31 ($)
	2013	2014	2015	2016	2017	2018
Community Trust Bancorp, Inc.	100.00	92.06	90.98	132.36	129.16	112.40
NASDAQ Stock Market (U.S.)	100.00	112.46	113.00	127.70	155.01	146.57
NASDAQ Bank Stocks	100.00	111.83	114.30	144.63	171.24	143.15

Item 6.  Selected Financial Data 2014-2018

 (in thousands except ratios, per share amounts and # of employees)

Year Ended December 31	2018		2017		2016		2015		2014
Interest income	$171,450		$155,696		$146,576		$144,020		$143,867
Interest expense	29,295		18,294		13,555		11,773		11,797
Net interest income	142,155		137,402		133,021		132,247		132,070
Provision for loan losses	6,167		7,521		7,872		8,650		8,755
Noninterest income	51,952		48,508		48,441		46,809		45,081
Noninterest expense	117,398		109,878		107,126		105,443		105,999
Income before income taxes	70,542		68,511		66,464		64,963		62,397
Income taxes	11,314		17,018		19,118		18,531		19,146
Net income	$59,228		$51,493		$47,346		$46,432		$43,251

Per common share:
Basic earnings per share	$3.35		$2.92		$2.70		$2.66		$2.50
Diluted earnings per share	$3.35		$2.92		$2.70		$2.66		$2.49
Cash dividends declared-	$1.380		$1.300		$1.260		$1.220		$1.181
as a % of net income	41.19%		44.52%		46.67%		45.86%		47.24%
Book value, end of year	$31.81		$30.00		$28.40		$27.12		$25.64
Market price, end of year	$39.61		$47.10		$49.60		$34.96		$36.61
Market to book value, end of year	1.25	x	1.57	x	1.75	x	1.29	x	1.43	x
Price/earnings ratio, end of year	11.82	x	16.13	x	18.37	x	13.14	x	14.64	x
Cash dividend yield, for the year	3.48%		2.76%		2.54%		3.49%		3.23%

At year-end:
Total assets	$4,201,616		$4,136,231		$3,932,169		$3,903,934		$3,723,765
Long-term debt	59,341		59,341		61,341		61,341		61,341
Shareholders’ equity	564,150		530,699		500,615		475,583		447,877

Averages:
Assets	$4,187,397		$4,068,970		$3,920,257		$3,790,282		$3,679,531
Deposits, including repurchase agreements	3,540,717		3,406,627		3,306,550		3,201,545		3,130,338
Earning assets	3,913,596		3,799,128		3,652,714		3,524,506		3,422,450
Loans	3,150,878		3,048,879		2,916,031		2,791,871		2,642,231
Shareholders’ equity	546,641		518,767		494,398		465,682		435,290

Profitability ratios:
Return on average assets	1.41%		1.27%		1.21%		1.23%		1.18%
Return on average equity	10.83		9.93		9.58		9.97		9.94

Capital ratios:
Equity to assets, end of year	13.43%		12.83%		12.73%		12.18%		12.03%
Average equity to average assets	13.05		12.75		12.61		12.29		11.83

Risk based capital ratios:
Tier 1 leverage	13.51%		12.89%		12.75%		12.40%		12.04%
Common equity Tier 1 capital	16.27		15.33		15.18		14.58		--
Tier 1 capital	18.12		17.22		17.25		16.70		16.51
Total capital	19.29		18.41		18.50		17.95		17.76

Other significant ratios:
Allowance to net loans, end of year	1.12%		1.16%		1.22%		1.26%		1.26%
Allowance to nonperforming loans, end of year	162.73		127.76		130.81		126.16		88.43
Nonperforming assets to loans and foreclosed properties, end of year	1.53		1.92		2.13		2.38		2.74
Net interest margin, tax equivalent	3.66		3.67		3.70		3.81		3.92
Efficiency ratio*	60.17		58.66		58.54		58.20		59.12

Other statistics:
Average common shares outstanding	17,687		17,631		17,548		17,431		17,326
Number of full-time equivalent employees, end of year	978		990		996		984		1,012

* Efficiency ratio is calculated by dividing noninterest expense by net interest income (tax equivalent) plus noninterest income minus securities gains (losses).

Quarterly Financial Data
(Unaudited)

(in thousands except ratios and per share amounts)

Three Months Ended	December 31	September 30	June 30	March 31
2018
Net interest income	$36,280	$36,136	$35,148	$34,591
Net interest income, taxable equivalent basis	36,504	36,362	35,376	34,815
Provision for loan losses	1,749	1,543	1,929	946
Noninterest income	12,239	12,663	13,740	13,310
Noninterest expense	28,172	28,106	32,439	28,681
Net income	15,709	16,106	11,599	15,814

Per common share:
Basic earnings per share	$0.89	$0.91	$0.66	$0.89
Diluted earnings per share	0.89	0.91	0.66	0.89
Dividends declared	0.36	0.36	0.33	0.33

Selected ratios:
Return on average assets, annualized	1.48%	1.52%	1.11%	1.55%
Return on average common equity, annualized	11.16	11.62	8.56	12.00
Net interest margin, annualized	3.68	3.68	3.61	3.65

Three Months Ended	December 31	September 30	June 30	March 31
2017
Net interest income	$35,102	$34,970	$34,240	$33,090
Net interest income, taxable equivalent basis	35,615	35,475	34,739	33,599
Provision for loan losses	2,862	666	2,764	1,229
Noninterest income	12,416	12,202	12,311	11,579
Noninterest expense	27,736	26,932	27,566	27,644
Net income	14,912	13,763	11,541	11,277

Per common share:
Basic earnings per share	$0.84	$0.78	$0.65	$0.64
Diluted earnings per share	0.84	0.78	0.65	0.64
Dividends declared	0.33	0.33	0.32	0.32

Selected ratios:
Return on average assets, annualized	1.43%	1.33%	1.14%	1.15%
Return on average common equity, annualized	11.18	10.45	8.97	9.02
Net interest margin, annualized	3.65	3.67	3.68	3.68

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand Community Trust Bancorp, Inc., our operations, and our present business environment.  The MD&A is provided as a supplement to—and should be read in conjunction with—our consolidated financial statements and the accompanying notes thereto contained in Item 8 of this annual report.  The MD&A includes the following sections:

●	Our Business

●	Financial Goals and Performance

●	Results of Operations and Financial Condition

●	Contractual Obligations and Commitments

●	Liquidity and Market Risk

●	Interest Rate Risk

●	Capital Resources

●	Impact of Inflation, Changing Prices, and Economic Conditions

●	Stock Repurchase Program

●	Critical Accounting Policies and Estimates

Our Business

Community Trust Bancorp, Inc. (“CTBI”) is a bank holding company headquartered in Pikeville, Kentucky.  Currently, we own one commercial bank, Community Trust Bank, Inc. (“CTB”) and one trust company, Community Trust and Investment Company.  Through our subsidiaries, we have seventy-nine banking locations in eastern, northeastern, central, and south central Kentucky, southern West Virginia, and northeastern Tennessee, four trust offices across Kentucky, and one trust office in northeastern Tennessee.  At December 31, 2018, we had total consolidated assets of $4.2 billion and total consolidated deposits, including repurchase agreements, of $3.5 billion.  Total shareholders’ equity at December 31, 2018 was $564.2 million.  Trust assets under management, which are excluded from CTBI’s total consolidated assets, at December 31, 2018, were $2.0 billion.  Trust assets under management include CTB’s investment portfolio totaling $0.6 billion.

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

Financial Goals and Performance

The following table shows the primary measurements used by management to assess annual performance.  The goals in the table below should not be viewed as a forecast of our performance for 2019.  Rather, the goals represent a range of target performance for 2019.  There is no assurance that any or all of these goals will be achieved.  See “Cautionary Statement Regarding Forward Looking Statements.

	2018 Goals	2018 Performance	2019 Goals
Basic earnings per share	$3.32 - $3.40	$3.35	$3.45 - $3.52
Net income	$58.8 - $60.2 million	$59.2 million	$61.3 - $62.6 million
ROAA	1.41% - 1.44%	1.41%	1.44% - 1.47%
ROAE	10.72% - 10.97%	10.83%	10.57% - 10.79%
Revenues	$188.9 - $194.6 million	$194.1 million	$189.0 - $194.7 million
Noninterest revenue as of % of total revenue	25.00% - 27.00%	26.80%	23.00% - 26.00%
Assets	$4.15 - $4.32 billion	$4.20 billion	$4.20 - $4.46 billion
Loans	$3.15 - $3.35 billion	$3.21 billion	$3.31 - $3.45 billion
Deposits, including repurchase agreements	$3.47 - $3.61 billion	$3.54 billion	$3.56 - $3.71 billion
Shareholders’ equity	$552.6 - $575.2 million	$564.2 million	$584.0 - $607.8 million

Results of Operations and Financial Condition

We reported record earnings of $59.2 million, or $3.35 per basic share, for the year ended December 31, 2018 compared to $51.5 million, or $2.92 per basic share, for the year ended December 31, 2017 and $47.3 million, or $2.70 per basic share, for the year ended December 31, 2016.

2018 Highlights

●
Net interest income for the year ended December 31, 2018 increased $4.8 million, or 3.5%, from December 31, 2017 with a 1 basis point decrease in our net interest margin and a $114.5 million increase in average earning assets.

●	Provision for loan losses for the year ended December 31, 2018 decreased $1.4 million, or 18.0%, from December 31, 2017.

●	Our loan portfolio increased $85.7 million, or 2.7%, from December 31, 2017.

●	Net loan charge-offs for the year ended December 31, 2018 were $6.4 million, or 0.20% of average loans annualized, compared to $7.3 million, or 0.24%, experienced for the year 2017.

●	Nonperforming loans at $22.1 million decreased $6.2 million, or 22.0%, from December 31, 2017. Nonperforming assets at $49.4 million decreased $11.1 million, or 18.3%, from December 31, 2017.

●	Deposits, including repurchase agreements, increased $31.0 million, or 0.9%, from December 31, 2017.

●
Noninterest income for the year ended December 31, 2018 was a $3.4 million, or 7.1%, increase from prior year.  Year over year noninterest income was positively impacted by increases in deposit service charges, trust revenue, and bank owned life insurance income.

●
Noninterest expense for the year ended December 31, 2018 was $117.4 million, a $7.5 million, or 6.8%, increase over the year 2017.  The year over year increase included increases in personnel expense and taxes other than income, property, and payroll, in addition to a $3.6 million customer reimbursement expense discussed further in the noninterest expense section below.

Income Statement Review

(dollars in thousands)				Change 2018 vs. 2017
Year Ended December 31	2018	2017	2016	Amount	Percent
Net interest income	$142,155	$137,402	$133,021	$4,753	3.5%
Provision for loan losses	6,167	7,521	7,872	(1,354)	(18.0)
Noninterest income	51,952	48,508	48,441	3,444	7.1
Noninterest expense	117,398	109,878	107,126	7,520	6.8
Income taxes	11,314	17,018	19,118	(5,704)	(33.5)
Net income	$59,228	$51,493	$47,346	$7,735	15.0%

Average earning assets	$3,913,596	$3,799,128	$3,652,714	$114,468	3.0%

Yield on average earnings assets, tax equivalent*	4.40%	4.15%	4.07%	0.25%	6.0%
Cost of interest bearing funds	1.05%	0.67%	0.52%	0.38%	56.7%

Net interest margin, tax equivalent*	3.66%	3.67%	3.70%	(0.01)%	(0.3)%

*Yield on average earning assets and net interest margin are computed on a taxable equivalent basis using a 21% tax rate for 2018 and a 35% tax rate for the years 2017 and 2016.

Net Interest Income

Net interest income for the year ended December 31, 2018 of $142.2 million increased $4.8 million, or 3.5%, from prior year.  Average earning assets increased $114.5 million over prior year.  Our yield on average earning assets increased 25 basis points from prior year, while our cost of interest bearing funds increased 38 basis points, largely due to market forces.  Our net interest margin for the year 2018 declined 1 basis point from 2017 to 3.66%.  Average loans to deposits, including repurchase agreements, for the year ended December 31, 2018 were 89.0% compared to 89.5% for the year ended December 31, 2017.

Net interest income for the year ended December 31, 2017 of $137.4 million increased $4.4 million, or 3.3%, from 2016.  Average earning assets for the year 2017 increased $146.4 million over 2016.  Our yield on average earning assets for 2017 increased 8 basis points from 2016, while our cost of interest bearing funds increased 15 basis points.  Average loans to deposits, including repurchase agreements, for the year ended December 31, 2017 were 89.5% compared to 88.2% for the year ended December 31, 2016.

Provision for Loan Losses

The provision for loan losses added to the allowance for 2018 of $6.2 million was a $1.4 million decrease from prior year.  This provision represented a charge against current earnings in order to maintain the allowance at an appropriate level determined using the accounting estimates described in the Critical Accounting Policies and Estimates section.

The provision for loan losses added to the allowance for 2017 of $7.5 million was a $0.4 million decrease from 2016.

Noninterest Income

Noninterest income for the year ended December 31, 2018 was a $3.4 million, or 7.1%, increase from prior year.  Year over year noninterest income was positively impacted by increases in deposit service charges ($0.9 million), trust revenue ($0.9 million), and bank owned life insurance income ($1.5 million).

Noninterest income for the year ended December 31, 2017 of $48.5 million was a $0.1 million, or 0.1% increase, from the year ended December 31, 2016.

Noninterest Expense

Noninterest expense for the year ended December 31, 2018 was $117.4 million, a $7.5 million, or 6.8%, increase over the year 2017.  The year over year increase included a $2.7 million increase in personnel expense and a $1.1 million increase in taxes other than income, property, and payroll, in addition to the $3.6 million customer reimbursement expense, discussed below, related to two deposit add-on products.  The increase in personnel expense included increases in salaries ($0.7 million), bonuses ($0.2 million), and the cost of group medical and life insurance ($1.4 million).

As CTBI previously disclosed in a Form 8-K filed on June 14, 2018, CTB entered into a Consent Order with the Board of Governors of the Federal Reserve System.  The Consent Order required CTB to deposit an amount of not less than $4.75 million in a segregated account for the purpose of funding restitution.  As a result, CTBI increased its related accrual in the second quarter 2018 by $3.6 million.

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

Balance Sheet Review

CTBI’s total assets at $4.2 billion increased $65.4 million, or 1.6%, from December 31, 2017.  Loans outstanding at December 31, 2018 were $3.2 billion, increasing $85.7 million, or 2.7%, year over year.  We experienced growth during the year of $25.5 million in the commercial loan portfolio, $9.6 million in the residential loan portfolio, $44.1 million in the indirect loan portfolio, and $6.5 million in the consumer direct loan portfolio.  CTBI’s investment portfolio increased $9.1 million, or 1.6%, from December 31, 2017.  Deposits in other banks decreased $57.9 million from December 31, 2017.  Deposits, including repurchase agreements, at $3.5 billion increased $31.0 million, or 0.9%, from December 31, 2017.

Shareholders’ equity at December 31, 2018 was $564.2 million, a 6.3% increase from the $530.7 million at December 31, 2017.  CTBI’s annualized dividend yield to shareholders as of December 31, 2018 was 3.64%.

Loans

(in thousands)	December 31, 2018
Loan Category	Balance	Variance from Prior Year	Net Charge-Offs	Nonperforming	ALLL
Commercial:
Construction	$82,715	8.2%	$61	$697	$862
Secured by real estate	1,183,093	(0.5)	(764)	9,169	14,531
Equipment lease financing	1,740	(42.8)	0	0	12
Other commercial	377,198	7.5	(870)	1,378	4,993
Total commercial	1,644,746	1.6	(1,573)	11,244	20,398

Residential:
Real estate construction	57,160	(15.1)	(33)	28	512
Real estate mortgage	722,417	1.8	(919)	9,490	4,433
Home equity	106,299	7.0	(55)	723	841
Total residential	885,876	1.1	(1,007)	10,241	5,786

Consumer:
Consumer direct	144,289	4.7	(552)	74	1,883
Consumer indirect	533,727	9.0	(3,278)	506	7,841
Total consumer	678,016	8.1	(3,830)	580	9,724

Total loans	$3,208,638	2.7%	$(6,410)	$22,065	$35,908

Asset Quality

CTBI’s total nonperforming loans, not including troubled debt restructurings, were $22.1 million, or 0.69% of total loans, at December 31, 2018 compared to $28.3 million, or 0.91% of total loans, at December 31, 2017.  Accruing loans 90+ days past due remained relatively flat compared to December 31, 2017.  Nonaccrual loans decreased $6.3 million from December 31, 2017.  Accruing loans 30-89 days past due at $22.7 million was an increase of $3.3 million from December 31, 2017.  Our loan portfolio management processes focus on the immediate identification, management, and resolution of problem loans to maximize recovery and minimize loss.  Our loan portfolio risk management processes include weekly delinquent loan review meetings at the market levels and monthly delinquent loan review meetings involving senior corporate management to review all nonaccrual loans and loans 30 days or more past due.  Any activity regarding a criticized/classified loan (i.e. problem loan) must be approved by CTB’s Watch List Asset Committee (i.e. Problem Loan Committee).  CTB’s Watch List Asset Committee also meets on a quarterly basis and reviews every criticized/classified loan of $100,000 or greater.  We also have a Loan Review Department that reviews every market within CTB annually and performs extensive testing of the loan portfolio to assure the accuracy of loan grades and classifications for delinquency, troubled debt restructuring, impaired status, impairment, nonaccrual status, and adequate loan loss reserves.  The Loan Review Department has annually reviewed on average 95% of the outstanding commercial loan portfolio for the past three years.  The average annual review percentage of the consumer and residential loan portfolio for the past three years was 85% based on the loan production during the number of months included in the review scope.  The review scope is generally four to six months of production.

Impaired loans, loans not expected to meet contractual principal and interest payments, at December 31, 2018 totaled $46.4 million compared to $47.4 million at December 31, 2017.  Included in certain loan categories of impaired loans are troubled debt restructurings that were classified as impaired.  At December 31, 2018, CTBI had $31.5 million in commercial loans secured by real estate, $4.2 million in commercial real estate construction loans, $8.8 million in commercial other loans, and $1.9 million in real estate mortgage loans that were modified in troubled debt restructurings and/or impaired.  Management evaluates all impaired loans for impairment and records a direct charge-off or provides specific reserves when necessary.

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

Our level of foreclosed properties at $27.3 million at December 31, 2018 was a decrease of $4.7 million from the $32.0 million at December 31, 2017.  Sales of foreclosed properties for the year ended December 31, 2018 totaled $7.7 million while new foreclosed properties totaled $5.5 million.  At December 31, 2018, the book value of properties under contracts to sell was $3.3 million; however, the closings had not occurred at year-end.

When foreclosed properties are acquired, appraisals are obtained and the properties are booked at the current market value less expected sales costs.  Additionally, periodic updated appraisals are obtained on unsold foreclosed properties.  When an updated appraisal reflects a market value below the current book value, a charge is booked to current earnings to reduce the property to its new market value less expected sales costs.  Charges to earnings in 2018 to reflect the decrease in current market values of foreclosed properties totaled $2.5 million.  There were 63 properties reappraised during 2018.  Of these, 40 were written down by a total of $0.9 million.  Charges during the year ended December 31, 2017 were $3.0 million.  Our policy for determining the frequency of periodic reviews is based upon consideration of the specific properties and the known or perceived market fluctuations in a particular market and is typically between 12 and 18 months but generally not more than 24 months.  Approximately ninety-three percent of our OREO properties have appraisals dated within the past 18 months.  Management anticipates that our foreclosed properties will remain elevated as we work through current market conditions.

The appraisal aging analysis of foreclosed properties, as well as the holding period, at December 31, 2018 is shown below:

(in thousands)
Appraisal Aging Analysis			Holding Period Analysis
Days Since Last Appraisal	Number of Properties	Current Book Value	Holding Period	Current Book Value
Up to 3 months	9	$556	Less than one year	$3,549
3 to 6 months	43	3,200	1 year	1,541
6 to 9 months	22	5,488	2 years	1,114
9 to 12 months	30	3,629	3 years	7,272
12 to 18 months	17	5,380	4 years	1,780
18 to 24 months	6	8,888	5 years	96
Over 24 months	3	132	6 years*	1,071
Total	130	$27,273	7 years*	8,492
			8 years*	0
			9 years*	2,358
			Total	$27,273

* Regulatory approval is required and has been obtained to hold these properties beyond the initial period of 5 years.  Additional approval may be required to continue to hold these properties should they not be liquidated during the extension period, which is typically one year.  To the extent we are not able to sell a foreclosed property in 10 years, we will be required to relinquish ownership of that property.  As of December 31, 2018, foreclosed property with a total book value of $2.4 million, representing 8.6% of our foreclosed properties (based on book value), had been held by us for at least nine years.  The book value at December 31, 2018 represents management’s best estimate of realizable value of the properties.

Net loan charge-offs for the year were $6.4 million, or 0.20% of average loans annualized, a decrease from prior year’s $7.3 million, or 0.24% of average loans annualized.  Of the total net charge-offs, $1.6 million were in commercial loans, $3.3 million were in indirect auto loans, $1.0 million were in residential real estate mortgage loans, and $0.5 million were in direct consumer loans.

Our loan loss reserve as a percentage of total loans outstanding at December 31, 2018 decreased to 1.12% from the 1.16% at December 31, 2017.  Our reserve coverage (allowance for loan and lease loss reserve to nonperforming loans) was 162.7% at December 31, 2018 compared to 127.8% at December 31, 2017.

Contractual Obligations and Commitments

As disclosed in the notes to the consolidated financial statements, we have certain obligations and commitments to make future payments under contracts.  At December 31, 2018, the aggregate contractual obligations and commitments are:

Contractual Obligations:	Payments Due by Period
(in thousands)	Total	1 Year	2-5 Years	After 5 Years
Deposits without stated maturity	$2,154,317	$2,154,317	$0	$0
Certificates of deposit and other time deposits	1,151,633	840,592	310,783	258
Repurchase agreements and federal funds purchased	233,892	233,892	0	0
Advances from Federal Home Loan Bank	436	22	82	332
Interest on advances from Federal Home Loan Bank*	2	0	1	1
Long-term debt	59,341	0	0	59,341
Interest on long-term debt*	48,023	2,705	10,427	34,891
Annual rental commitments under leases	21,933	1,999	6,903	13,031
Total contractual obligations	$3,669,577	$3,233,527	$328,196	$107,854

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

Other Commitments:	Amount of Commitment - Expiration by Period
(in thousands)	Total	1 Year	2-5 Years	After 5 Years
Standby letters of credit	$29,410	$28,431	$970	$9
Commitments to extend credit	510,513	422,140	52,670	35,703
Total other commitments	$539,923	$450,571	$53,640	$35,712

Commitments to extend credit and standby letters of credit do not necessarily represent future cash requirements in that these commitments often expire without being drawn upon.  Refer to note 18 to the consolidated financial statements for additional information regarding other commitments.

Liquidity and Market Risk

The objective of CTBI’s Asset/Liability management function is to maintain consistent growth in net interest income within our policy limits. This objective is accomplished through management of our consolidated balance sheet composition, liquidity, and interest rate risk exposures arising from changing economic conditions, interest rates, and customer preferences. The goal of liquidity management is to provide adequate funds to meet changes in loan and lease demand or deposit withdrawals. This is accomplished by maintaining liquid assets in the form of cash and cash equivalents and investment securities, sufficient unused borrowing capacity, and growth in core deposits and wholesale funding (including the use of wholesale brokered deposits). As of December 31, 2018, we had approximately $141.5 million in cash and cash equivalents and approximately $593.7 million in securities valued at estimated fair value designated as available-for-sale and available to meet liquidity needs on a continuing basis compared to $175.3 million and $585.8 million at December 31, 2017.  Additional asset-driven liquidity is provided by the remainder of the securities portfolio and the repayment of loans.  In addition to core deposit funding, we also have a variety of other short-term and long-term funding sources available.  As of December 31, 2018, we had wholesale brokered deposits outstanding of $42.3 million with a weighted average maturity of 1.58 years compared to $82.3 million with a weighted average maturity of maturity of 1.67 years at December 31, 2017.  We also rely on Federal Home Loan Bank advances for both liquidity and management of our asset/liability position.  Federal Home Loan Bank advances were $0.4 million at December 31, 2018 compared to $0.8 million at December 31, 2017.  As of December 31, 2018, we had a $312.2 million available borrowing position with the Federal Home Loan Bank compared to $295.5 million at December 31, 2017.  We generally rely upon net inflows of cash from financing activities, supplemented by net inflows of cash from operating activities, to provide cash for our investing activities.  As is typical of many financial institutions, significant financing activities include deposit gathering, use of short-term borrowing facilities such as repurchase agreements and federal funds purchased, use of wholesale brokered deposits, and issuance of long-term debt.  At December 31, 2018 we had $45 million in lines of credit with various correspondent banks available to meet any future cash needs compared to $57 million at December 31, 2017.  Included in December 31, 2017, was a $12 million line of credit which CTBI did not renew when it expired in November 2018.  Our primary investing activities include purchases of securities and loan originations.  We do not rely on any one source of liquidity and manage availability in response to changing consolidated balance sheet needs.  Included in our cash and cash equivalents at December 31, 2018 were deposits with the Federal Reserve of $73.5 million compared to $124.3 million at December 31, 2017.  At December 31, 2018, cash and cash equivalents included federal funds sold of $1.1 million.  Additionally, we project cash flows from our investment portfolio to generate additional liquidity over the next 90 days.

The investment portfolio consists of investment grade short-term issues suitable for bank investments.  The majority of the investment portfolio is in U.S. government and government sponsored agency issuances.  At the end of 2018, available-for-sale (“AFS”) securities comprised substantially all of the total investment portfolio, and the AFS portfolio was approximately 105% of equity capital.  Ninety-three percent of the pledge eligible portfolio was pledged.

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

The following table shows our estimated earnings sensitivity profile as of December 31, 2018:

Change in Interest Rates (basis points)	Percentage Change in Net Interest Income (12 Months)
+400	10.26%
+300	7.89%
+200	5.43%
+100	2.80%
-100	(2.73)%
-200	(4.90)%

The following table shows our estimated earnings sensitivity profile as of December 31, 2017:

Change in Interest Rates (basis points)	Percentage Change in Net Interest Income (12 Months)
+400	7.49%
+300	5.70%
+200	3.86%
+100	1.92%
-25	(0.29)%

The simulation model used the yield curve spread evenly over a twelve-month period.  The measurement at December 31, 2018 estimates that our net interest income in an up-rate environment would increase by 10.26% at a 400 basis point change, 7.89% increase at a 300 basis point change, 5.43% increase at a 200 basis point change, and a 2.80% increase at a 100 basis point change.  In a down-rate environment, net interest income would decrease 2.73% at a 100 basis point change and decrease 4.90% at a 200 basis point change over one year.  In order to reduce the exposure to interest rate fluctuations and to manage liquidity, we have developed sale procedures for several types of interest-sensitive assets.  Primarily all long-term, fixed rate single family residential mortgage loans underwritten according to Federal Home Loan Mortgage Corporation guidelines are sold for cash upon origination or originated under terms where they could be sold.  Periodically, additional assets such as commercial loans are also sold.  In 2018 and 2017, $56.7 million and $59.4 million, respectively, were realized on the sale of fixed rate residential mortgages.  We focus our efforts on consistent net interest revenue and net interest margin growth through each of the retail and wholesale business lines.  We do not currently engage in trading activities.

The preceding analysis was prepared using a rate ramp analysis which attempts to spread changes evenly over a specified time period as opposed to a rate shock which measures the impact of an immediate change.  Had these measurements been prepared using the rate shock method, the results would vary.

Our static repricing GAP as of December 31, 2018 is presented below.  In the 12 month cumulative repricing GAP, rate sensitive liabilities (“RSL”) exceeded rate sensitive assets (“RSA”) by $421.9 million.

(dollars in thousands)	1-3 Months		4-6 Months		7-9 Months		10-12 Months		2-3 Years		4-5 Years		> 5 Years

Assets	$1,442,808		$247,213		$195,957		$170,672		$1,075,065		$433,675		$636,227

Liabilities and Equity	1,737,168		136,270		229,694		375,371		236,259		80,535		1,406,319

Periodic repricing GAP	(294,360)		110,942		(33,737)		(204,699)		838,806		353,140		(770,092)

Cumulative GAP	(294,360)		(183,418)		(217,154)		(421,854)		416,952		770,092		0

RSA/RSL	0.83	x	1.81	x	0.85	x	0.45	x	4.55	x	5.38	x	0.45	x

Cumulative GAP to total assets	(7.01)%		(4.37)%		(5.17)%		(10.04)%		9.92%		18.33%		0.00%

Capital Resources

We continue to grow our shareholders’ equity while also providing an annual dividend yield for the year 2018 of 3.48% to shareholders.  Shareholders’ equity increased 6.3% from December 31, 2017 to $564.2 million at December 31, 2018.  Our primary source of capital growth is the retention of earnings.  Cash dividends were $1.38 per share for 2018 and $1.30 per share for 2017.  We retained 58.8% of our earnings in 2018 compared to 55.5% in 2017.

Basel III

On July 2, 2013, the Federal Reserve approved final rules that substantially amended the regulatory risk-based capital rules applicable to CTBI and CTB.  The FDIC subsequently approved these rules.  The final rules implemented the “Basel III” regulatory capital reforms and changes required by the Dodd-Frank Act.

The rules included new risk-based capital and leverage ratios, which were phased in from 2015 to January 2019, and refined the definition of what constitutes “capital” for purposes of calculating those ratios.  The minimum capital level requirements applicable to CTBI and CTB under the final rules are: (i) a common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 capital ratio of 6%; (iii) a total capital ratio of 8%; and (iv) a Tier 1 leverage ratio of 4% for all institutions.  The final rules also established a “capital conservation buffer” above the new regulatory minimum capital requirements, which must consist entirely of common equity Tier 1 capital.  The capital conservation buffer began to be phased in on January 1, 2016 at 0.625% of risk-weighted assets increased by 0.625% annually until fully implemented in January 2019.  An institution is subject to limitations on certain activities including payment of dividends, share repurchases, and discretionary bonuses to executive officers if its capital level is below the total capital plus capital conservation buffer amount.

The final rules also contain revisions to the prompt corrective action framework, which is designed to place restrictions on insured depository institutions, including CTB, if their capital levels begin to show signs of weakness.  These revisions took effect January 1, 2015.  Under the prompt corrective action requirements, which are designed to complement the capital conservation buffer, insured depository institutions are required to meet the following capital level requirements in order to qualify as “well capitalized:” (i) a common equity Tier 1 capital ratio of 6.5%; (ii) a Tier 1 capital ratio of 8%; (iii) a total capital ratio of 10%; and (iv) a Tier 1 leverage ratio of 5%.  We currently satisfy the well-capitalized and the capital conservation standards, and based on our current capital composition and levels, we anticipate that our capital ratios, on a Basel III basis, will continue to exceed the well-capitalized minimum capital requirements and capital conservation buffer standards.

As of December 31, 2018, CTBI had a common equity Tier 1 capital ratio of 16.27%, a Tier 1 capital ratio of 18.12%, a total capital ratio of 19.29%, and a Tier 1 leverage ratio of 13.51%.  Our capital conservation buffer at December 31, 2018 was 11.29%.  See note 21 to the consolidated financial statements for further information.

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

As of December 31, 2018, we are not aware of any current recommendations by banking regulatory authorities which, if they were to be implemented, would have, or are reasonably likely to have, a material adverse impact on our liquidity, capital resources, or operations.

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

Beginning in 2008, the U.S. economy faced a severe economic crisis including a major recession from which recovery was slow and uneven.  Commerce and business growth in certain regions in the U.S. remains reduced and local governments and many businesses continue to experience financial difficulty.  In some areas of the U.S., including certain parts of our service area, unemployment levels remain elevated.  There can be no assurance that these conditions will continue to improve and these conditions could worsen.  In addition, the level of U.S. debt, the Federal Open Market Committee’s monetary policy, potential volatility in oil prices, recent U.S. tax law modifications, political events, and trade policies may have a destabilizing effect on financial markets or a negative effect on the economy.

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

Stock Repurchase Program

CTBI’s stock repurchase program began in December 1998 with the authorization to acquire up to 500,000 shares and was increased by an additional 1,000,000 shares in both July 2000 and May 2003.  We have not repurchased any shares of our common stock since February 2008.  There are currently 67,371 shares remaining under CTBI’s current repurchase authorization.  As of December 31, 2018, a total of 2,432,629 shares have been repurchased through this program.  The following table shows Board authorizations and repurchases made through the stock repurchase program for the years 1998 through 2018:

	Board Authorizations	Repurchases*		Shares Available for Repurchase
		Average Price ($)	# of Shares
1998	500,000	-	0
1999	0	14.45	144,669
2000	1,000,000	10.25	763,470
2001	0	13.35	489,440
2002	0	17.71	396,316
2003	1,000,000	19.62	259,235
2004	0	23.14	60,500
2005	0	-	0
2006	0	-	0
2007	0	28.56	216,150
2008	0	25.53	102,850
2009-2018	0	-	0
Total	2,500,000	15.93	2,432,629	67,371

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

Our accounting policies are described in note 1 to the consolidated financial statements.  We have identified the following critical accounting policies:

Investments – Management determines the classification of securities at purchase.  We classify debt securities into held-to-maturity, trading, or available-for-sale categories.  Held-to-maturity securities are those which we have the positive intent and ability to hold to maturity and are reported at amortized cost.  In accordance with Financial Accounting Standards Board Accounting Standards Codification (“ASC”) 320, Investments – Debt Securities, investments in debt securities that are not classified as held-to-maturity shall be classified in one of the following categories and measured at fair value in the statement of financial position:
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

Gains or losses on disposition of debt securities are computed by specific identification for those securities.  Interest and dividend income, adjusted by amortization of purchase premium or discount, is included in earnings.

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

Subsequent to the effective date of ASU 2016-01, ASC 320 applies only to debt securities and ASC 321, Investments – Equity Securities, applies to equity securities.  ASC 321 requires equity investments (except those accounted for under the equity method and those that result in the consolidation of the investee) to be measured at fair value, with changes in fair values recognized in net income.

Equity securities with a readily determinable fair value are required to be measured at fair value, with changes in fair value recognized through net income.  Equity securities without a readily determinable fair value are carried at cost, less any impairment, if any, plus or minus changes resulting from observable price changes for identical or similar investments.  An election can be made, as permitted by ASC 321-10-35-2, to subsequently measure an equity security without a readily determinable fair value, at fair value.  Equity securities held by CTBI include securities without readily determinable fair values.  CTBI has elected to account for these securities at fair value.  The fair value of these securities was determined by a third party service provider using Level 3 inputs as defined in ASC 820, Fair Value Measurement, and changes in fair value are recognized in income.

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

Income Taxes – Income tax expense is based on the taxes due on the consolidated tax return plus deferred taxes based on the expected future tax benefits and consequences of temporary differences between carrying amounts and tax bases of assets and liabilities, using enacted tax rates.  Any interest and penalties incurred in connection with income taxes are recorded as a component of income tax expense in the consolidated financial statements.  During the years ended December 31, 2018, 2017, and 2016, CTBI has not recognized a significant amount of interest expense or penalties in connection with income taxes.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

CTBI currently does not engage in any hedging activity or any derivative activity which management considers material.  Analysis of CTBI’s interest rate sensitivity can be found in the Interest Rate Risk section of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 8.  Financial Statements and Supplementary Data

Community Trust Bancorp, Inc.
Consolidated Balance Sheets

(dollars in thousands) December 31	2018	2017
Assets:
Cash and due from banks	$64,632	$47,528
Interest bearing deposits	75,718	127,746
Federal funds sold	1,100	0
Cash and cash equivalents	141,450	175,274

Certificates of deposit in other banks	3,920	9,800
Securities available-for-sale at fair value (amortized cost of $602,114 and $590,199, respectively)	593,746	585,761
Securities held-to-maturity at amortized cost (fair value of $649 and $660, respectively)	649	659
Equity securities at fair value	1,173	0
Loans held for sale	2,461	1,033

Loans	3,208,638	3,122,940
Allowance for loan and lease losses	(35,908)	(36,151)
Net loans	3,172,730	3,086,789

Premises and equipment, net	45,291	46,318
Federal Home Loan Bank stock	14,713	17,927
Federal Reserve Bank stock	4,887	4,887
Goodwill	65,490	65,490
Bank owned life insurance	67,076	65,354
Mortgage servicing rights	3,607	3,484
Other real estate owned	27,273	31,996
Other assets	57,150	41,459
Total assets	$4,201,616	$4,136,231

Liabilities and shareholders’ equity:
Deposits:
Noninterest bearing	$803,316	$790,930
Interest bearing	2,502,634	2,472,933
Total deposits	3,305,950	3,263,863

Repurchase agreements	232,712	243,814
Federal funds purchased	1,180	7,312
Advances from Federal Home Loan Bank	436	845
Long-term debt	59,341	59,341
Deferred taxes	3,363	4,434
Other liabilities	34,484	25,923
Total liabilities	3,637,466	3,605,532
Commitments and contingencies (notes 18 and 20)
Shareholders’ equity:
Preferred stock, 300,000 shares authorized and unissued	-	-
Common stock, $5 par value, shares authorized 25,000,000; shares outstanding 2018 – 17,732,853; 2017 – 17,692,912	88,665	88,465
Capital surplus	223,161	221,472
Retained earnings	258,935	224,268
Accumulated other comprehensive loss, net of tax	(6,611)	(3,506)
Total shareholders’ equity	564,150	530,699

Total liabilities and shareholders’ equity	$4,201,616	$4,136,231

See notes to consolidated financial statements.

Consolidated Statements of Income and Comprehensive Income

(in thousands except per share data) Year Ended December 31	2018	2017	2016
Interest income:
Interest and fees on loans, including loans held for sale	$154,552	$141,497	$133,965
Interest and dividends on securities:
Taxable	10,015	8,715	8,265
Tax exempt	2,796	3,011	2,718
Dividends on Federal Reserve Bank and Federal Home Loan Bank stock	1,303	1,189	1,011
Interest on Federal Reserve Bank deposits	2,525	1,068	536
Other, including interest on federal funds sold	259	216	81
Total interest income	171,450	155,696	146,576

Interest expense:
Interest on deposits	23,714	14,350	10,921
Interest on repurchase agreements and federal funds purchased	3,312	1,832	1,155
Interest on advances from Federal Home Loan Bank	27	427	62
Interest on long-term debt	2,242	1,685	1,417
Total interest expense	29,295	18,294	13,555

Net interest income	142,155	137,402	133,021
Provision for loan losses	6,167	7,521	7,872
Net interest income after provision for loan losses	135,988	129,881	125,149

Noninterest income:
Service charges on deposit accounts	25,974	25,121	24,966
Gains on sales of loans, net	1,288	1,320	1,831
Trust and wealth management income	11,313	10,453	9,585
Loan related fees	3,729	3,678	4,107
Bank owned life insurance	3,672	2,172	2,199
Brokerage revenue	1,354	1,324	1,314
Securities gains (losses)	(85)	73	522
Other noninterest income	4,707	4,367	3,917
Total noninterest income	51,952	48,508	48,441

Noninterest expense:
Officer salaries and employee benefits	12,906	11,823	12,198
Other salaries and employee benefits	48,656	47,006	44,877
Occupancy, net	8,167	8,072	7,999
Equipment	2,878	3,049	2,950
Data processing	6,680	7,100	6,497
Bank franchise tax	6,557	5,478	5,671
Legal fees	1,637	1,668	1,906
Professional fees	2,093	1,991	1,890
Advertising and marketing	2,995	2,721	2,614
FDIC insurance	1,171	1,239	1,789
Other real estate owned provision and expense	4,324	4,500	2,879
Repossession expense	1,249	911	1,156
Amortization of limited partnership investments	2,527	2,419	2,623
Other noninterest expense	15,558	11,901	12,077
Total noninterest expense	117,398	109,878	107,126

Income before income taxes	70,542	68,511	66,464
Income taxes	11,314	17,018	19,118
Net income	$59,228	$51,493	$47,346

Other comprehensive loss:
Unrealized holding losses on securities available-for-sale:
Unrealized holding losses arising during the period	(5,393)	(820)	(4,578)
Less: Reclassification adjustments for realized gains (losses) included in net income	(821)	73	522
Tax benefit	(960)	(312)	(1,785)
Other comprehensive loss, net of tax	(3,612)	(581)	(3,315)
Comprehensive income	$55,616	$50,912	$44,031

Basic earnings per share	$3.35	$2.92	$2.70
Diluted earnings per share	$3.35	$2.92	$2.70

Weighted average shares outstanding-basic	17,687	17,631	17,548
Weighted average shares outstanding-diluted	17,703	17,653	17,566

Dividends declared per share	$1.38	$1.30	$1.26
See notes to consolidated financial statements.

Consolidated Statements of Changes in Shareholders’ Equity

(in thousands except per share and share amounts)	Common Shares	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Total
Balance, January 1, 2016	17,536,914	$87,685	$217,032	$169,855	$1,011	$475,583
Net income				47,346		47,346
Other comprehensive loss, net of tax of $(1,785)					(3,315)	(3,315)
Cash dividends declared ($1.26 per share)				(22,123)		(22,123)
Issuance of common stock	138,605	693	2,292			2,985
Repurchase of common stock	(11,574)	(57)	(325)			(382)
Vesting of restricted stock	(52,963)	(265)	265			0
Issuance of restricted stock	18,069	90	(90)			0
Forfeiture of restricted stock	(356)	(2)	2			0
Stock-based compensation and related excess tax benefits			521			521
Balance, December 31, 2016	17,628,695	88,144	219,697	195,078	(2,304)	500,615
Net income				51,493		51,493
Other comprehensive loss, net of tax of $(312)					(581)	(581)
Cash dividends declared ($1.30 per share)				(22,924)		(22,924)
Issuance of common stock	55,191	276	1,237			1,513
Repurchase of common stock	0	0	0			0
Vesting of restricted stock	(11,965)	(60)	60			0
Issuance of restricted stock	23,668	118	(118)			0
Forfeiture of restricted stock	(2,677)	(13)	13			0
Stock-based compensation and related excess tax benefits			583			583
Implementation of ASU 2018-02				621	(621)	0
Balance, December 31, 2017	17,692,912	88,465	221,472	224,268	(3,506)	530,699
Net income				59,228		59,228
Other comprehensive loss, net of tax of $(960)					(3,612)	(3,612)
Cash dividends declared ($1.38 per share)				(24,412)		(24,412)
Issuance of common stock	42,133	211	1,019			1,230
Vesting of restricted stock	(11,997)	(60)	60			0
Issuance of restricted stock	11,320	57	(57)			0
Forfeiture of restricted stock	(1,515)	(8)	8			0
Stock-based compensation			659			659
Implementation of ASU 2014-09				358		358
Implementation of ASU 2016-01				(507)	507	0
Balance, December 31, 2018	17,732,853	$88,665	$223,161	$258,935	$(6,611)	$564,150
See notes to consolidated financial statements.

Consolidated Statements of Cash Flows

(in thousands) Year Ended December 31	2018	2017	2016
Cash flows from operating activities:
Net income	$59,228	$51,493	$47,346
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,786	4,007	3,904
Deferred taxes	(246)	(3,090)	701
Stock-based compensation	710	636	458
Excess tax benefits of stock-based compensation	0	0	100
Provision for loan losses	6,167	7,521	7,872
Write-downs of other real estate owned and other repossessed assets	2,530	3,034	1,214
Gains on sale of loans held for sale	(1,288)	(1,320)	(1,831)
Securities (gains) losses	85	(73)	(522)
Gain on debt repurchase	0	(560)	0
Gains (losses) on sale of assets, net	(175)	40	46
Proceeds from sale of mortgage loans held for sale	56,689	59,400	81,441
Funding of mortgage loans held for sale	(56,829)	(57,869)	(79,682)
Amortization of securities premiums and discounts, net	4,679	3,437	2,452
Change in cash surrender value of bank owned life insurance	(2,924)	(1,473)	(1,546)
Mortgage servicing rights:
Fair value adjustments	343	361	324
New servicing assets created	(466)	(412)	(521)
Changes in:
Other assets	(15,788)	(4,412)	(3,205)
Other liabilities	8,986	1,631	2,874
Net cash provided by operating activities	65,487	62,351	61,425

Cash flows from investing activities:
Certificates of deposit in other banks:
Purchase of certificates of deposit	0	(11,760)	0
Maturity of certificates of deposit	5,880	2,940	2,852
Securities available-for-sale (AFS):
Purchase of AFS securities	(281,511)	(231,680)	(176,236)
Proceeds from sales of AFS securities	153,315	87,472	54,446
Proceeds from prepayments, calls, and maturities of AFS securities	109,701	159,584	104,302
Securities held-to-maturity (HTM):
Proceeds from prepayments and maturities of HTM securities	10	207	795
Change in loans, net	(93,151)	(194,548)	(74,379)
Purchase of premises and equipment	(2,832)	(2,400)	(3,498)
Proceeds from sale and retirement of premises and equipment	97	25	10
Redemption of stock by Federal Home Loan Bank	3,214	0	0
Proceeds from sale of other real estate owned and repossessed assets	3,485	3,574	5,601
Proceeds from settlement of bank owned life insurance	1,202	0	0
Net cash used in investing activities	(100,590)	(186,586)	(86,107)

Cash flows from financing activities:
Change in deposits, net	42,087	182,555	100,526
Change in repurchase agreements and federal funds purchased, net	(17,234)	(4,755)	1,060
Advances from Federal Home Loan Bank	0	350,000	50,000
Payments on advances from Federal Home Loan Bank	(409)	(350,099)	(150,112)
Repurchase of long-term debt	0	(1,440)	0
Issuance of common stock	1,230	1,513	2,985
Repurchase of common stock	0	0	(382)
Excess tax benefits of stock-based compensation	0	0	(100)
Dividends paid	(24,395)	(22,981)	(22,190)
Net cash provided by (used in) financing activities	1,279	154,793	(18,213)
Net increase (decrease) in cash and cash equivalents	(33,824)	30,558	(42,895)
Cash and cash equivalents at beginning of year	175,274	144,716	187,611
Cash and cash equivalents at end of year	$141,450	$175,274	$144,716

Supplemental disclosures:
Income taxes paid	$9,700	$21,400	$19,244
Interest paid	28,621	17,266	13,426
Non-cash activities:
Loans to facilitate the sale of other real estate owned and repossessed assets	4,385	2,679	3,964
Common stock dividends accrued, paid in subsequent quarter	221	205	209
Real estate acquired in settlement of loans	5,459	5,235	5,900
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

Investments – Management determines the classification of securities at purchase.  We classify debt securities into held-to-maturity, trading, or available-for-sale categories.  Held-to-maturity securities are those which we have the positive intent and ability to hold to maturity and are reported at amortized cost.  In accordance with Financial Accounting Standards Board Accounting Standards Codification (“ASC”) 320, Investments – Debt Securities, investments in debt securities that are not classified as held-to-maturity shall be classified in one of the following categories and measured at fair value in the statement of financial position:
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

Gains or losses on disposition of debt securities are computed by specific identification for those securities.  Interest and dividend income, adjusted by amortization of purchase premium or discount, is included in earnings.

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

Subsequent to the January 1, 2018 effective date of ASU 2016-01, ASC 320 applies only to debt securities and ASC 321, Investments – Equity Securities, applies to equity securities.  ASC 321 requires equity investments (except those accounted for under the equity method and those that result in the consolidation of the investee) to be measured at fair value, with changes in fair values recognized in net income.

Equity securities with a readily determinable fair value are required to be measured at fair value, with changes in fair value recognized through net income.  Equity securities without a readily determinable fair value are carried at cost, less any impairment, if any, plus or minus changes resulting from observable price changes for identical or similar investments.  An election can be made, as permitted by ASC 321-10-35-2, to subsequently measure an equity security without a readily determinable fair value, at fair value.  Equity securities held by CTBI include securities without readily determinable fair values.  CTBI has elected to account for these securities at fair value.  The fair value of these securities was determined by a third party service provider using Level 3 inputs as defined in ASC 820, Fair Value Measurement, and changes in fair value are recognized in income.

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

The balance of goodwill, at $65.5 million, has not changed since January 1, 2015.   Our core deposit intangible has been fully amortized since December 31, 2017.

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

Income Taxes – Income tax expense is based on the taxes due on the consolidated tax return plus deferred taxes based on the expected future tax benefits and consequences of temporary differences between carrying amounts and tax bases of assets and liabilities, using enacted tax rates.  Any interest and penalties incurred in connection with income taxes are recorded as a component of income tax expense in the consolidated financial statements.  During the years ended December 31, 2018, 2017, and 2016, CTBI has not recognized a significant amount of interest expense or penalties in connection with income taxes.

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

New Accounting Standards –

➢ Financial Instruments – Overall – In January 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2016-01, Financial Instruments – Overall (Subtopic 825-10).   The amendments in this Update require all equity investments to be measured at fair value with changes in the fair value recognized through net income (other than those accounted for under equity method of accounting, those that result in consolidation of the investee, and certain other investments).  The amendments in this Update also require an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments.  In addition, the amendments in this Update eliminate the requirement to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet for public business entities.  Public business entities will be required to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes.  For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.  The amendments should be applied by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the year of adoption.  The amendments related to equity securities without readily determinable fair values (including disclosure requirements) should be applied prospectively to equity investments that exist as of the date of adoption.  At December 31, 2017, we had $25 million in equity securities with a net unrealized loss of $0.6 million.  Accordingly, an adjustment has been made as a cumulative effect adjustment to our consolidated balance sheet effective January 1, 2018.  Note 17 below has been modified to reflect the changes in disclosure and the use of a notional exit price.

In February 2018, the FASB issued ASU 2018-03, Technical Corrections and Improvements to Financial Instruments—Overall (Subtopic 825-10).  This ASU included a technical correction to its guidance regarding equity securities, ASC 321-10-35-2, allowing an entity to subsequently elect to record an equity security without a readily determinable fair value.  In 2018, CTBI made the election permitted by ASC 321-10-35-2, to record 9,918 shares of Visa Class B restricted stock, which was transferred to CTBI by Visa in 2008, at fair value.  If an entity subsequently elects to measure an equity security at fair value, the election is irrevocable and the entity must measure all identical or similar investments of the same issuer, including future purchases of identical or similar investments of the same issuer, at fair value.  Any resulting gains or losses on the securities for which that election is made must be recorded in earnings at the time of the election.  On December 31, 2018, CTBI recorded a $1.2 million gain on the recognition of the fair value of 9,918 Visa Class B shares held in its portfolio.

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

We elected the practical expedient in our implementation at January 1, 2019.  Based on leases outstanding at December 31, 2018, the impact of adoption on January 1, 2019 was recording a lease liability of approximately $16.4 million, a right-of-use asset of approximately $15.9 million, and a cumulative-effect adjustment to retained earnings of approximately $0.5 million.

➢ Revenue from Contracts with Customers – In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers.  The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  The guidance also specifies the accounting for some costs to obtain or fulfill a contract with a customer, as well as enhanced disclosure requirements.  In August 2015, the FASB issued ASU 2015-14 which deferred the effective date of ASU 2014-09 to fiscal years, and interim reporting periods within those fiscal years, beginning after December 15, 2017.  In March 2016, the FASB issued ASU 2016-08 which clarified the revenue recognition implementation guidance on principal versus agent considerations and is effective during the same period as ASU 2014-09.  In April 2016, the FASB issued ASU 2016-10 which clarified the revenue recognition guidance regarding the identification of performance obligations and the licensing implementation and is effective during the same period as ASU 2014-09.  In May 2016, the FASB issued ASU 2016-12 which narrowly amended the revenue recognition guidance regarding collectability, noncash consideration, presentation of sales tax, and transition.  ASU 2016-12 is effective during the same period as ASU 2014-09.  At December 31, 2017, we had $0.5 million in deferred gains on sale of other real estate owned.  Accordingly, an adjustment has been made as a cumulative effect adjustment to our consolidated balance sheet effective January 1, 2018.

Accounting Standards Codification 606, Revenue from Contracts with Customers (“ASC 606”), establishes principles for reporting information about the nature, amount, timing and uncertainty of revenue and cash flows arising from the entity’s contracts to provide goods or services to customers.  The core principle requires an entity to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration that it expects to be entitled to receive in exchange for those goods or services recognized as performance obligations are satisfied.

The majority of our revenue-generating transactions are not subject to ASC 606, including revenue generated from financial instruments, such as our loans, letters of credit, and investment securities, as well as revenue related to our mortgage servicing activities, as these activities are subject to other generally accepted accounting principles (“GAAP”) discussed elsewhere within our disclosures.  Descriptions of our revenue-generating activities that are within the scope of ASC 606, which are presented in our income statements as components of noninterest income are as follows:

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

ASU 2016-13 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019.  Early adoption is permitted for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. CTBI has an implementation team working through the provisions of ASU 2016-13 including assessing the impact on its accounting and disclosures.  The team has established the historical data that will be available and has identified the potential loan segments to be analyzed.  The team plans to determine the portfolio methodologies to be utilized and to begin running parallel with its current model in the third quarter of 2019.

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

➢ Income Statement—Reporting Comprehensive Income – In February 2018, the FASB issued ASU No. 2018-02, Income Statement—Reporting Comprehensive Income (Topic 220).  On December 22, 2017, the U.S. federal government enacted a tax bill, the Tax Cuts and Jobs Act of 2017.  The guidance in GAAP requires deferred tax liabilities and assets to be adjusted for the effect of a change in tax laws or rates with the effect included in income from continuing operations in the reporting period that includes the enactment date.  That guidance was applicable even in situations in which the related income tax effects of items in accumulated other comprehensive income were originally recognized in other comprehensive income (rather than in net income).  Because the adjustment of deferred taxes due to the reduction of the historical corporate income tax rate to the newly enacted corporate income tax rate of 21 percent was required to be included in income from continuing operations, the tax effects of items within accumulated other comprehensive income (referred to as stranded tax effects for purposes of this Update) did not reflect the appropriate tax rate.  The amendments in this ASU require a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the newly enacted federal corporate income tax rate.  The amount of the reclassification is the difference between the historical corporate income tax rate and the newly enacted 21 percent corporate income tax rate.  Consequently, the amendments in this Update eliminate the stranded tax effects associated with the change in the federal corporate income tax rate in the Tax Cuts and Jobs Act of 2017 and improve the usefulness of information reported to financial statement users.  The amendments in this Update are effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years.  Early adoption is permitted for public business entities for reporting periods for which financial statements have not yet been issued by applying retrospectively to each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act of 2017 is recognized.  We elected to early adopt this ASU, and therefore, have adjusted our consolidated financial statements effective December 31, 2017 with minimal effect to our financial position.

➢ Income Taxes—Amendments to SEC Paragraphs – The FASB issued ASU 2018-05, Income Taxes (Topic 740) - Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin (SAB) No. 118 in March 2018.  ASU 2018-05 amended the Accounting Standards Codification to incorporate various SEC paragraphs pursuant to the issuance of SAB 118.  SAB 118 addressed the application of generally accepted accounting principles in situations when a registrant did not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Cuts and Jobs Act.  We did not have any situations where we did not have the necessary information available, prepared, and analyzed in reasonable detail to complete the accounting for the tax effects of the Tax Cuts and Jobs Act.

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

This ASU will be effective beginning January 1, 2020.  We do not anticipate a significant impact to our consolidated financial statements.

2.  Cash and Due from Banks and Interest Bearing Deposits

Included in cash and due from banks and interest bearing deposits are amounts required to be held at the Federal Reserve or maintained in vault cash in accordance with regulatory reserve requirements.  The balance requirements were $74.7 million and $73.5 million at December 31, 2018 and 2017, respectively.

At December 31, 2018, CTBI had cash accounts which exceeded federally insured limits, and therefore are not subject to FDIC insurance, with $73.5 million in deposits with the Federal Reserve, $29.1 million in deposits with US Bank, $0.7 million in deposits with Fifth Third Bank, and $2.2 million in deposits with the Federal Home Loan Bank.

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

The amortized cost and fair value of debt securities at December 31, 2018 are summarized as follows:

Available-for-Sale

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury and government agencies	$219,358	$48	$(1,468)	$217,938
State and political subdivisions	126,280	633	(2,425)	124,488
U.S. government sponsored agency mortgage-backed securities	255,969	397	(5,547)	250,819
Other debt securities	507	0	(6)	501
Total available-for-sale securities	$602,114	$1,078	$(9,446)	$593,746

Held-to-Maturity

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
State and political subdivisions	$649	$0	$0	$649
Total held-to-maturity securities	$649	$0	$0	$649

The amortized cost and fair value of securities at December 31, 2017 are summarized as follows:

Available-for-Sale

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury and government agencies	$211,574	$170	$(1,172)	$210,572
State and political subdivisions	144,159	2,017	(1,161)	145,015
U.S. government sponsored agency mortgage-backed securities	208,959	357	(4,007)	205,309
Other debt securities	507	0	0	507
Total debt securities	565,199	2,544	(6,340)	561,403
CRA investment funds	25,000	76	(718)	24,358
Total available-for-sale securities	$590,199	$2,620	$(7,058)	$585,761

Held-to-Maturity

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
State and political subdivisions	$659	$1	$0	$660
Total held-to-maturity securities	$659	$1	$0	$660

The amortized cost and fair value of debt securities at December 31, 2018 by contractual maturity are shown below.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale		Held-to-Maturity
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$65,507	$65,393	$0	$0
Due after one through five years	93,465	92,943	649	649
Due after five through ten years	84,350	83,231	0	0
Due after ten years	102,316	100,859	0	0
U.S. government sponsored agency mortgage-backed securities	255,969	250,819	0	0
Other debt securities	507	501	0	0
Total debt securities	$602,114	$593,746	$649	$649

In 2018, we had a net securities loss of $0.1 million.  There was a net loss of $1.3 million realized on sales and calls of AFS securities, consisting of a pre-tax gain of $0.3 million and a pre-tax loss of $1.6 million.  This net loss included a loss of $0.4 million from the sale of CTBI’s CRA investment funds in the first quarter of 2018.  Also included in securities gains and losses for 2018 was an unrealized gain of $1.2 million from equity securities, discussed below, in the fourth quarter of 2018.  There was a net gain of $0.1 million realized in 2017 and a net gain of $0.5 million realized in 2016.

Equity Securities at Fair Value

In 2008, Visa distributed 9,918 shares of Visa Class B restricted stock to CTBI which, upon resolution of certain pending legal matters, will become unrestricted and convertible into Visa Class A shares.  Following this distribution, significant concern existed about the ultimate realizable value of these shares, and because CTBI did not have a basis in the stock, the shares were previously not recorded as an asset on CTBI’s balance sheet.  In recent years, the concern over the realizable value has stabilized, and in late 2017 and 2018, several sales of Visa Class B shares have occurred.  While not traded in observable markets, these sales were reported by several financial institutions in various SEC 8-K and 10-K filings.  In 2018, FASB issued a technical correction to its guidance regarding equity securities, ASC 321-10-35-2, allowing an entity to subsequently elect to record an equity security without a readily determinable fair value.  In 2018, CTBI made the election permitted by ASC 321-10-35-2 to record its Visa Class B shares at fair value.  On December 31, 2018, CTBI recorded a $1.2 million gain on the recognition of the fair value of 9,918 Visa Class B shares held in its portfolio.

 The amortized cost of securities pledged as collateral, to secure public deposits and for other purposes, was $258.8 million at December 31, 2018 and $225.7 million at December 31, 2017.

The amortized cost of securities sold under agreements to repurchase amounted to $289.1 million at December 31, 2018 and $296.4 million at December 31, 2017.

CTBI evaluates its investment portfolio on a quarterly basis for impairment.  The analysis performed as of December 31, 2018 indicates that all impairment is considered temporary, market and interest rate driven, and not credit-related.  The percentage of total investments with unrealized losses as of December 31, 2018 was 75.7% compared to 69.5% as of December 31, 2017.  The following tables provide the amortized cost, gross unrealized losses, and fair market value, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position as of December 31, 2018 that are not deemed to be other-than-temporarily impaired.  There were no held-to-maturity securities that were deemed to be impaired as of December 31, 2018.

Available-for-Sale

(in thousands)	Amortized Cost	Gross Unrealized Losses	Fair Value
Less Than 12 Months
U.S. Treasury and government agencies	$78,905	$(271)	$78,634
State and political subdivisions	21,707	(194)	21,513
U.S. government sponsored agency mortgage-backed securities	61,940	(377)	61,563
Other debt securities	507	(6)	501
Total <12 months temporarily impaired AFS securities	163,059	(848)	162,211

12 Months or More
U.S. Treasury and government agencies	97,955	(1,197)	96,758
State and political subdivisions	51,911	(2,231)	49,680
U.S. government sponsored agency mortgage-backed securities	147,658	(5,170)	142,488
Other debt securities	0	0	0
Total ≥12 months temporarily impaired AFS securities	297,524	(8,598)	288,926

Total
U.S. Treasury and government agencies	176,860	(1,468)	175,392
State and political subdivisions	73,618	(2,425)	71,193
U.S. government sponsored agency mortgage-backed securities	209,598	(5,547)	204,051
Other debt securities	507	(6)	501
Total temporarily impaired AFS securities	$460,583	$(9,446)	$451,137

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

U.S. Treasury and Government Agencies

The unrealized losses in U.S. Treasury and government agencies were caused by interest rate increases.  The contractual terms of those investments do not permit the issuer to settle the securities at a price less than par which will equal amortized cost at maturity.  CTBI does not consider those investments to be other-than-temporarily impaired at December 31, 2018, because CTBI does not intend to sell the investments and it is not more likely than not that we will be required to sell the investments before recovery of their amortized cost, which may be maturity.

State and Political Subdivisions

The unrealized losses in securities of state and political subdivisions were caused by interest rate increases.  The contractual terms of those investments do not permit the issuer to settle the securities at a price less than par which will equal amortized cost at maturity.  CTBI does not consider those investments to be other-than-temporarily impaired at December 31, 2018, because CTBI does not intend to sell the investments before recovery of their amortized cost and it is not more likely than not that we will be required to sell the investments before recovery of their amortized cost, which may be maturity.

U.S. Government Sponsored Agency Mortgage-Backed Securities

The unrealized losses in U.S. government sponsored agency mortgage-backed securities were caused by interest rate increases.  CTBI expects to recover the amortized cost basis over the term of the securities.  CTBI does not consider those investments to be other-than-temporarily impaired at December 31, 2018, because (i) the decline in market value is attributable to changes in interest rates and not credit quality, (ii) CTBI does not intend to sell the investments, and (iii) it is not more likely than not we will be required to sell the investments before recovery of their amortized cost, which may be maturity.

Other Debt Securities

The unrealized losses in other debt securities were caused by interest rate increases.  The contractual terms of those investments do not permit the issuer to settle the securities at a price less than par which will equal amortized cost at maturity.  CTBI does not consider those investments to be other-than-temporarily impaired at December 31, 2018, because CTBI does not intend to sell the investments and it is not more likely than not that we will be required to sell the investments before recovery of their amortized cost, which may be maturity.

CRA Investment Funds

In 2017, CTBI’s CRA investment funds consisted of investments in fixed income mutual funds ($24.4 million of the total fair value and $718 thousand of the total unrealized losses in common stock investments).  The severity of the impairment (fair value is approximately 2.9% less than cost) and the duration of the impairment correlates with the decline in long-term interest rates in 2017.  CTBI evaluated the near-term prospects of these funds in relation to the severity and duration of the impairment.  Based on that evaluation, CTBI does not consider those investments to be other-than-temporarily impaired at December 31, 2017.

4.  Loans

Major classifications of loans, net of unearned income, deferred loan origination costs, and net premiums on acquired loans, are summarized as follows:

(in thousands)	December 31 2018	December 31 2017
Commercial construction	$82,715	$76,479
Commercial secured by real estate	1,183,093	1,188,680
Equipment lease financing	1,740	3,042
Commercial other	377,198	351,034
Real estate construction	57,160	67,358
Real estate mortgage	722,417	709,570
Home equity	106,299	99,356
Consumer direct	144,289	137,754
Consumer indirect	533,727	489,667
Total loans	$3,208,638	$3,122,940

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

Not included in the loan balances above were loans held for sale in the amount of $2.5 million at December 31, 2018 and $1.0 million at December 31, 2017.

Refer to note 1 to the condensed consolidated financial statements for further information regarding our nonaccrual policy.  Nonaccrual loans segregated by class of loans were as follows:

(in thousands)	December 31 2018	December 31 2017
Commercial:
Commercial construction	$639	$1,207
Commercial secured by real estate	4,537	7,028
Commercial other	797	934

Residential:
Real estate construction	22	318
Real estate mortgage	5,395	8,243
Home equity	477	389
Total nonaccrual loans	$11,867	$18,119

The following tables present CTBI’s loan portfolio aging analysis, segregated by class, as of December 31, 2018 and 2017:

	December 31, 2018
(in thousands)	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Current	Total Loans	90+ and Accruing*
Commercial:
Commercial construction	$87	$58	$698	$843	$81,872	$82,715	$58
Commercial secured by real estate	6,287	1,204	8,776	16,267	1,166,826	1,183,093	4,632
Equipment lease financing	0	0	0	0	1,740	1,740	0
Commercial other	1,057	94	1,067	2,218	374,980	377,198	581
Residential:
Real estate construction	144	438	28	610	56,550	57,160	6
Real estate mortgage	1,272	5,645	7,607	14,524	707,893	722,417	4,095
Home equity	898	365	441	1,704	104,595	106,299	246
Consumer:
Consumer direct	918	191	74	1,183	143,106	144,289	74
Consumer indirect	4,715	975	507	6,197	527,530	533,727	506
Total	$15,378	$8,970	$19,198	$43,546	$3,165,092	$3,208,638	$10,198

	December 31, 2017
(in thousands)	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Current	Total Loans	90+ and Accruing*
Commercial:
Commercial construction	$138	$0	$1,238	$1,376	$75,103	$76,479	$31
Commercial secured by real estate	4,047	1,599	8,514	14,160	1,174,520	1,188,680	2,665
Equipment lease financing	430	0	0	430	2,612	3,042	0
Commercial other	835	77	652	1,564	349,470	351,034	87
Residential:
Real estate construction	224	202	223	649	66,709	67,358	223
Real estate mortgage	2,064	5,029	11,605	18,698	690,872	709,570	6,293
Home equity	595	178	428	1,201	98,155	99,356	167
Consumer:
Consumer direct	983	148	62	1,193	136,561	137,754	62
Consumer indirect	4,085	1,399	648	6,132	483,535	489,667	648
Total	$13,401	$8,632	$23,370	$45,403	$3,077,537	$3,122,940	$10,176

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

The following tables present the credit risk profile of CTBI’s commercial loan portfolio based on rating category and payment activity, segregated by class of loans, as of December 31, 2018 and 2017:

(in thousands)	Commercial Construction	Commercial Secured by Real Estate	Equipment Leases	Commercial Other	Total
December 31, 2018
Pass	$74,222	$1,038,309	$1,740	$327,431	$1,441,702
Watch	3,070	71,834	0	28,986	103,890
OAEM	1,594	19,734	0	5,735	27,063
Substandard	3,829	53,125	0	14,970	71,924
Doubtful	0	91	0	76	167
Total	$82,715	$1,183,093	$1,740	$377,198	$1,644,746

December 31, 2017
Pass	$67,846	$1,053,701	$3,005	$305,655	$1,430,207
Watch	3,323	65,182	0	29,008	97,513
OAEM	1,304	22,401	37	3,206	26,948
Substandard	3,828	47,223	0	12,947	63,998
Doubtful	178	173	0	218	569
Total	$76,479	$1,188,680	$3,042	$351,034	$1,619,235

The following tables present the credit risk profile of CTBI’s residential real estate and consumer loan portfolios based on performing or nonperforming status, segregated by class, as of December 31, 2018 and 2017:

(in thousands)	Real Estate Construction	Real Estate Mortgage	Home Equity	Consumer Direct	Consumer Indirect	Total
December 31, 2018
Performing	$57,132	$712,927	$105,576	$144,215	$533,221	$1,553,071
Nonperforming (1)	28	9,490	723	74	506	10,821
Total	$57,160	$722,417	$106,299	$144,289	$533,727	$1,563,892

December 31, 2017
Performing	$66,817	$695,034	$98,800	$137,692	$489,019	$1,487,362
Nonperforming (1)	541	14,536	556	62	648	16,343
Total	$67,358	$709,570	$99,356	$137,754	$489,667	$1,503,705

(1)  A loan is considered nonperforming if it is 90 days or more past due and/or on nonaccrual.

The total of consumer mortgage loans secured by real estate properties for which formal foreclosure proceedings are in process totaled $3.3 million at December 31, 2018 compared to $3.7 million at December 31, 2017.

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

The following table presents impaired loans, the average investment in impaired loans, and interest income recognized on impaired loans for the years ended December 31, 2018, 2017, and 2016:

	December 31, 2018
(in thousands)	Recorded Balance	Unpaid Contractual Principal Balance	Specific Allowance	Average Investment in Impaired Loans	*Interest Income Recognized
Loans without a specific valuation allowance:
Commercial construction	$4,100	$4,100	$0	$3,923	$171
Commercial secured by real estate	29,645	31,409	0	30,250	1,412
Equipment lease financing	0	0	0	0	0
Commercial other	8,285	9,982	0	8,774	530
Real estate construction	0	0	0	106	0
Real estate mortgage	1,882	1,882	0	1,666	41

Loans with a specific valuation allowance:
Commercial construction	127	127	50	42	0
Commercial secured by real estate	1,854	2,983	605	2,051	1
Commercial other	473	473	146	285	16

Totals:
Commercial construction	4,227	4,227	50	3,965	171
Commercial secured by real estate	31,499	34,392	605	32,301	1,413
Equipment lease financing	0	0	0	0	0
Commercial other	8,758	10,455	146	9,059	546
Real estate construction	0	0	0	106	0
Real estate mortgage	1,882	1,882	0	1,666	41
Total	$46,366	$50,956	$801	$47,097	$2,171
	December 31, 2017
(in thousands)	Recorded Balance	Unpaid Contractual Principal Balance	Specific Allowance	Average Investment in Impaired Loans	*Interest Income Recognized
Loans without a specific valuation allowance:
Commercial construction	$4,431	$4,439	$0	$4,835	$200
Commercial secured by real estate	28,480	30,365	0	27,753	1,344
Equipment lease financing	0	0	0	34	0
Commercial other	9,481	11,252	0	10,444	539
Real estate construction	318	318	0	534	0
Real estate mortgage	1,564	1,570	0	1,591	36

Loans with a specific valuation allowance:
Commercial construction	153	173	25	155	0
Commercial secured by real estate	2,985	4,095	966	3,932	8
Commercial other	0	0	0	65	0

Totals:
Commercial construction	4,584	4,612	25	4,990	200
Commercial secured by real estate	31,465	34,460	966	31,685	1,352
Equipment lease financing	0	0	0	34	0
Commercial other	9,481	11,252	0	10,509	539
Real estate construction	318	318	0	534	0
Real estate mortgage	1,564	1,570	0	1,591	36
Total	$47,412	$52,212	$991	$49,343	$2,127

	December 31, 2016
(in thousands)	Recorded Balance	Unpaid Contractual Principal Balance	Specific Allowance	Average Investment in Impaired Loans	*Interest Income Recognized
Loans without a specific valuation allowance:
Commercial construction	$4,102	$4,123	$0	$4,367	$218
Commercial secured by real estate	29,025	29,594	0	31,136	1,609
Equipment lease financing	0	0	0	0	0
Commercial other	11,215	13,155	0	11,561	632
Real estate mortgage	1,483	1,483	0	1,691	52

Loans with a specific valuation allowance:
Commercial construction	1,507	1,509	213	2,290	0
Commercial secured by real estate	4,731	5,885	1,035	4,151	19
Commercial other	139	139	65	483	0

Totals:
Commercial construction	5,609	5,632	213	6,657	218
Commercial secured by real estate	33,756	35,479	1,035	35,287	1,628
Equipment lease financing	0	0	0	0	0
Commercial other	11,354	13,294	65	12,044	632
Real estate mortgage	1,483	1,483	0	1,691	52
Total	$52,202	$55,888	$1,313	$55,679	$2,530

*Cash basis interest is substantially the same as interest income recognized.

Included in certain loan categories of impaired loans are certain loans that have been modified in a troubled debt restructuring, where economic concessions have been granted to borrowers who have experienced financial difficulties. These concessions typically result from our loss mitigation activities and could include reductions in the interest rate, payment extensions, forgiveness of principal, forbearance or other actions.  Modifications of terms for our loans and their inclusion as troubled debt restructurings are based on individual facts and circumstances.  Loan modifications that are included as troubled debt restructurings may involve either an increase or reduction of the interest rate, extension of the term of the loan, or deferral of principal and/or interest payments, regardless of the period of the modification.  All of the loans identified as troubled debt restructuring were modified due to financial stress of the borrower.  In order to determine if a borrower is experiencing financial difficulty, an evaluation is performed to determine the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification.  This evaluation is performed under CTBI’s internal underwriting policy.

When we modify loans and leases in a troubled debt restructuring, we evaluate any possible impairment similar to other impaired loans based on the present value of expected future cash flows, discounted at the contractual interest rate of the original loan agreement, or use the current fair value of the collateral, less selling costs for collateral dependent loans. If we determined that the value of the modified loan is less than the recorded investment in the loan (net of previous charge-offs, deferred loan fees or costs and unamortized premium or discount), impairment is recognized through an allowance estimate or a charge-off to the allowance. In periods subsequent to modification, we evaluate all troubled debt restructuring, including those that have payment defaults, for possible impairment and recognize impairment through the allowance.

Certain loans have been modified in troubled debt restructurings, where economic concessions were granted to borrowers consisting of reductions in the interest rates, payment extensions, forgiveness of principal, and forbearances.  Presented below, segregated by class of loans, are troubled debt restructurings that occurred during the years ended December 31, 2018 and 2017:

	Year Ended December 31, 2018
(in thousands)	Number of Loans	Term Modification	Rate Modification	Combination	Post-Modification Outstanding Balance
Commercial:
Commercial construction	5	$2,182	$0	$15	$2,197
Commercial secured by real estate	24	4,004	0	1,383	5,387
Commercial other	8	465	0	0	465
Residential:
Real estate construction	0	0	0	0	0
Real estate mortgage	3	264	0	704	968
Total troubled debt restructurings	40	$6,915	$0	$2,102	$9,017

	Year Ended December 31, 2017
(in thousands)	Number of Loans	Term Modification	Rate Modification	Combination	Post-Modification Outstanding Balance
Commercial:
Commercial construction	2	$0	$0	$114	$114
Commercial secured by real estate	15	2,199	0	192	2,391
Commercial other	22	1,072	0	136	1,208
Residential:
Real estate construction	1	846	0	0	846
Real estate mortgage	3	988	0	0	988
Total troubled debt restructurings	43	$5,105	$0	$442	$5,547

No charge-offs have resulted from modifications for any of the presented periods.  We had commitments to extend additional credit in the amount of $45 thousand and $213 thousand, respectively, at December 31, 2018 and 2017, on loans that were considered troubled debt restructurings.

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

(in thousands)	Year Ended December 31, 2018
	Number of Loans	Recorded Balance
Commercial:
Commercial construction	2	$148
Commercial secured by real estate	1	17
Commercial other	1	84

Residential:
Real estate construction	0	0
Total defaulted restructured loans	4	$249

(in thousands)	Year Ended December 31, 2017
	Number of Loans	Recorded Balance
Commercial:
Commercial construction	0	$0
Commercial secured by real estate	0	0
Commercial other	0	0

Residential:
Real estate construction	1	846
Total defaulted restructured loans	1	$846

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

The following table presents the components of mortgage banking income:

(in thousands) Year Ended December 31	2018	2017	2016
Net gain on sale of mortgage loans held for sale	$1,288	$1,232	$1,831
Net loan servicing income (expense)
Servicing fees	1,275	1,255	1,239
Late fees	73	84	78
Ancillary fees	282	239	322
Fair value adjustments	(343)	(361)	(324)
Net loan servicing income	1,287	1,217	1,315
Mortgage banking income	$2,575	$2,449	$3,146

Mortgage loans serviced for others are not included in the accompanying balance sheets.  Loans serviced for the benefit of others (primarily FHLMC) totaled $462 million, $462 million, and $466 million at December 31, 2018, 2017, and 2016, respectively.  Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors, and processing foreclosures.  Custodial escrow balances maintained in connection with the foregoing loan servicing, and included in demand deposits, were approximately $1.0 million at December 31, 2018, 2017, and 2016, respectively.

Activity for capitalized mortgage servicing rights using the fair value method is as follows:

(in thousands)	2018	2017	2016
Fair value of MSRs, beginning of period	$3,484	$3,433	$3,236
New servicing assets created	466	412	521
Change in fair value during the period due to:
Time decay (1)	(189)	(184)	(175)
Payoffs (2)	(227)	(268)	(313)
Changes in valuation inputs or assumptions (3)	73	91	164
Fair value of MSRs, end of period	$3,607	$3,484	$3,433

(1)	Represents decrease in value due to regularly scheduled loan principal payments and partial loan paydowns.
(2)	Represents decrease in value due to loans that paid off during the period.
(3)	Represents change in value resulting from market-driven changes in interest rates.

The fair values of capitalized mortgage servicing rights were $3.6 million, $3.5 million, and $3.4 million at December 31, 2018, 2017, and 2016, respectively.  Fair values for the years ended December 31, 2018, 2017, and 2016 were determined by third-party valuations with a resulting 10.1% average discount rate over the last three years, respectively, and weighted average default rates of 2.57%, 3.03%, and 3.02%, respectively.  Prepayment speeds generated using the Andrew Davidson Prepayment Model averaged 9.5%, 10.0%, and 9.5% at December 31, 2018, 2017, and 2016, respectively.  MSR values are very sensitive to movement in interest rates as expected future net servicing income depends on the projected balance of the underlying loans, which can be greatly impacted by the level of prepayments.  CTBI does not currently hedge against changes in the fair value of its MSR portfolio.

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

Activity for related party extensions of credit during 2018 and 2017 is as follows:

(in thousands)	2018	2017
Related party extensions of credit, beginning of period	$16,832	$27,081
New loans and advances on lines of credit	6,425	522
Repayments	(3,794)	(2,615)
Increase (decrease) due to changes in related parties	0	(8,156)
Related party extensions of credit, end of period	$19,463	$16,832

The aggregate balances of related party deposits at December 31, 2018 and 2017 were $16.6 million and $15.8 million, respectively.

A director of CTBI is a shareholder in a law firm that provided services to CTBI and its subsidiaries during the years 2018, 2017, and 2016.  Approximately $1.1 million in legal fees and $0.1 million in expenses paid on behalf of CTBI, $1.2 million total, were paid to this law firm during 2018.  Approximately $1.1 million in legal fees and $0.1 million in expenses, $1.2 million total, were paid during 2017, and approximately $1.0 million in legal fees and $0.1 million in expenses, $1.1 million in total, were paid during 2016.

7.  Allowance for Loan and Lease Losses

The following tables present the balance in the allowance for loan and lease losses (“ALLL”) and the recorded investment in loans based on portfolio segment and impairment method as of December 31, 2018, 2017, and 2016:

2018
(in thousands)	Commercial Construction	Commercial Secured by Real Estate	Equipment Lease Financing	Commercial Other	Real Estate Construction	Real Estate Mortgage	Home Equity	Consumer Direct	Consumer Indirect	Total
ALLL
Balance, beginning of year	$686	$14,509	$18	$5,039	$660	$5,688	$857	$1,863	$6,831	$36,151
Provision charged to expense	115	786	(6)	824	(115)	(336)	39	572	4,288	6,167
Losses charged off	0	(988)	0	(1,513)	(33)	(1,004)	(69)	(997)	(6,394)	(10,998)
Recoveries	61	224	0	643	0	85	14	445	3,116	4,588
Balance, end of year	$862	$14,531	$12	$4,993	$512	$4,433	$841	$1,883	$7,841	$35,908

Ending balance:
Individually evaluated for impairment	$50	$605	$0	$146	$0	$0	$0	$0	$0	$801
Collectively evaluated for impairment	$812	$13,926	$12	$4,847	$512	$4,433	$841	$1,883	$7,841	$35,107

Loans
Ending balance:
Individually evaluated for impairment	$4,227	$31,499	$0	$8,758	$0	$1,882	$0	$0	$0	$46,366
Collectively evaluated for impairment	$78,488	$1,151,594	$1,740	$368,440	$57,160	$720,535	$106,299	$144,289	$533,727	$3,162,272

2017
(in thousands)	Commercial Construction	Commercial Secured by Real Estate	Equipment Lease Financing	Commercial Other	Real Estate Construction	Real Estate Mortgage	Home Equity	Consumer Direct	Consumer Indirect	Total
ALLL
Balance, beginning of year	$884	$14,191	$42	$4,656	$629	$6,027	$774	$1,885	$6,845	$35,933
Provision charged to expense	(237)	2,281	(24)	1,744	31	189	257	418	2,862	7,521
Losses charged off	(10)	(2,038)	0	(1,893)	0	(615)	(178)	(965)	(5,386)	(11,085)
Recoveries	49	75	0	532	0	87	4	525	2,510	3,782
Balance, end of year	$686	$14,509	$18	$5,039	$660	$5,688	$857	$1,863	$6,831	$36,151

Ending balance:
Individually evaluated for impairment	$25	$966	$0	$0	$0	$0	$0	$0	$0	$991
Collectively evaluated for impairment	$661	$13,543	$18	$5,039	$660	$5,688	$857	$1,863	$6,831	$35,160

Loans
Ending balance:
Individually evaluated for impairment	$4,584	$31,465	$0	$9,481	$318	$1,564	$0	$0	$0	$47,412
Collectively evaluated for impairment	$71,895	$1,157,215	$3,042	$341,553	$67,040	$708,006	$99,356	$137,754	$489,667	$3,075,528

2016
(in thousands)	Commercial Construction	Commercial Secured by Real Estate	Equipment Lease Financing	Commercial Other	Real Estate Construction	Real Estate Mortgage	Home Equity	Consumer Direct	Consumer Indirect	Total
ALLL
Balance, beginning of year	$2,199	$14,434	$79	$4,225	$550	$6,678	$839	$1,594	$5,496	$36,094
Provision charged to expense	(1,035)	1,220	(37)	2,128	264	291	(20)	912	4,149	7,872
Losses charged off	(316)	(1,641)	0	(2,136)	(192)	(1,043)	(54)	(1,236)	(5,050)	(11,668)
Recoveries	36	178	0	439	7	101	9	615	2,250	3,635
Balance, end of year	$884	$14,191	$42	$4,656	$629	$6,027	$774	$1,885	$6,845	$35,933

Ending balance:
Individually evaluated for impairment	$213	$1,035	$0	$65	$0	$0	$0	$0	$0	$1,313
Collectively evaluated for impairment	$671	$13,156	$42	$4,591	$629	$6,027	$774	$1,885	$6,845	$34,620

Loans
Ending balance:
Individually evaluated for impairment	$5,609	$33,756	$0	$11,354	$0	$1,483	$0	$0	$0	$52,202
Collectively evaluated for impairment	$61,389	$1,051,672	$5,512	$338,805	$57,966	$701,486	$91,511	$133,093	$444,735	$2,886,169

8.  Premises and Equipment

Premises and equipment are summarized as follows:

(in thousands) December 31	2018	2017
Land and buildings	$79,815	$79,173
Leasehold improvements	4,805	4,894
Furniture, fixtures, and equipment	38,576	38,096
Construction in progress	1,396	80
Total premises and equipment	124,592	122,243
Less accumulated depreciation and amortization	(79,301)	(75,925)
Premises and equipment, net	$45,291	$46,318

Depreciation and amortization of premises and equipment for 2018, 2017, and 2016 was $3.8 million, $3.9 million, and $3.7 million, respectively.

9.  Other Real Estate Owned

Activity for other real estate owned was as follows:

(in thousands)	2018	2017
Beginning balance of other real estate owned	$31,996	$35,856
New assets acquired	5,459	5,382
Fair value adjustments	(2,530)	(3,034)
Sale of assets	(7,652)	(6,208)
Ending balance of other real estate owned	$27,273	$31,996

Carrying costs and fair value adjustments associated with foreclosed properties were $4.3 million, $4.5 million, and $2.9 million for 2018, 2017, and 2016, respectively.  See note 1 for a description of our accounting policies relative to foreclosed properties and other real estate owned.

The major classifications of foreclosed properties are shown in the following table:

(in thousands) December 31	2018	2017
1-4 family	$5,253	$5,908
Agricultural/farmland	0	68
Construction/land development/other	15,017	16,158
Multifamily	88	176
Non-farm/non-residential	6,915	9,686
Total foreclosed properties	$27,273	$31,996

10.  Deposits

Major classifications of deposits are categorized as follows:

(in thousands) December 31	2018	2017
Noninterest bearing deposits	$803,316	$790,930
NOW accounts	56,964	51,218
Money market deposits	887,288	692,021
Savings	406,749	416,551
Certificates of deposit and other time deposits of $100,000 or more	651,967	759,025
Certificates of deposit and other time deposits less than $100,000	499,666	554,118
Total deposits	$3,305,950	$3,263,863

Certificates of deposit and other time deposits of $250,000 or more at December 31, 2018 and 2017 were $219.0 million and $232.5 million, respectively.  Wholesale brokered deposits at December 31, 2018 and 2017 were $42.3 million and $82.3 million, respectively.  The decrease in wholesale brokered deposits resulted from a $40.0 million maturity during the third quarter 2018.

Maturities of certificates of deposits and other time deposits are presented below:

	Maturities by Period at December 31, 2018
(in thousands)	Total	Within 1 Year	2 Years	3 Years	4 Years	5 Years	After 5 Years
Certificates of deposit and other time deposits of $100,000 or more	$651,967	$438,837	$125,420	$40,706	$27,135	$19,869	$0
Certificates of deposit and other time deposits less than $100,000	499,666	401,755	43,217	23,606	14,581	16,249	258
Total maturities	$1,151,633	$840,592	$168,637	$64,312	$41,716	$36,118	$258

11.  Borrowings

Short-term debt is categorized as follows:

(in thousands) December 31	2018	2017
Repurchase agreements	$232,712	$243,814
Federal funds purchased	1,180	7,312
Total short-term debt	$233,892	$251,126

All federal funds purchased mature and reprice daily.  See note 12 for information regarding the maturities of our repurchase agreements.  The average rates paid for federal funds purchased and repurchase agreements on December 31, 2018 were 2.18% and 2.01%, respectively.

The maximum balance for repurchase agreements at any month-end during 2018 occurred at August 31, 2018, with a month-end balance of $253.2 million.  The average balance of repurchase agreements for the year was $239.9 million.

On November 30, 2017, Community Trust Bancorp, Inc. signed an amendment to a revolving credit promissory note, dated October 31, 2014 and last amended February 3, 2017, for a line of credit for general corporate purposes in the amount of $12 million at a floating interest rate of 2.00% in excess of the one-month LIBOR rate.  This amendment extended the maturity date to November 30, 2018 with an unused commitment fee of 0.30%.  CTBI did not renew the line of credit beyond the scheduled maturity date.

Long-term debt is categorized as follows:

(in thousands) December 31	2018	2017
Junior subordinated debentures, 4.33%, due 6/1/37	$59,341	$59,341

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

On November 29, 2018, the coupon rate was set at 4.33% for the March 1, 2019 distribution date, which was based on the three-month LIBOR rate as of November 29, 2018 of 2.74% plus 1.59%.

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

We monitor collateral levels on a continuous basis and maintain records of each transaction specifically describing the applicable security and the counterparty’s fractional interest in that security, and we segregate the security from its general assets in accordance with regulations governing custodial holdings of securities.  The primary risk with our repurchase agreements is market risk associated with the securities securing the transactions, as we may be required to provide additional collateral based on fair value changes of the underlying securities.  Securities pledged as collateral under repurchase agreements are maintained with our safekeeping agents.  The carrying value of investment securities available for sale pledged as collateral under repurchase agreements totaled $285.2 million and $295.4 million at December 31, 2018 and December 31, 2017, respectively.

The remaining contractual maturity of the securities sold under agreements to repurchase by class of collateral pledged included in the accompanying consolidated balance sheets as of December 31, 2018 and December 31, 2017 is presented in the following tables:

	December 31, 2018
	Remaining Contractual Maturity of the Agreements
(in thousands)	Overnight and Continuous	Up to 30 days	30-90 days	Greater Than 90 days	Total
Repurchase agreements and repurchase-to-maturity transactions:
U.S. Treasury and government agencies	$25,346	$0	$2,548	$60,699	$88,593
State and political subdivisions	58,864	0	2,995	10,384	72,243
U.S. government sponsored agency mortgage-backed securities	22,076	0	1,877	47,923	71,876
Total	$106,286	$0	$7,420	$119,006	$232,712

	December 31, 2017
	Remaining Contractual Maturity of the Agreements
(in thousands)	Overnight and Continuous	Up to 30 days	30-90 days	Greater Than 90 days	Total
Repurchase agreements and repurchase-to-maturity transactions:
U.S. Treasury and government agencies	$24,957	$0	$16,771	$67,867	$109,595
State and political subdivisions	62,620	0	567	12,161	75,348
U.S. government sponsored agency mortgage-backed securities	13,360	0	4,662	40,849	58,871
Total	$100,937	$0	$22,000	$120,877	$243,814

13.  Advances from Federal Home Loan Bank

Federal Home Loan Bank advances consisted of the following monthly amortizing borrowings at December 31:

(in thousands)	2018	2017
Monthly amortizing	$436	$845
Total FHLB advances	$436	$845

The advances from the FHLB that require monthly principal payments were due for repayment as follows:

	Principal Payments Due by Period at December 31, 2018
(in thousands)	Total	Within 1 Year	2 Years	3 Years	4 Years	5 Years	After 5 Years
Outstanding advances, weighted average interest rate – 0.07%	$436	$22	$20	$21	$20	$20	$333

At December 31, 2017, CTBI had monthly amortizing FHLB advances totaling $0.8 million at a weighted average interest rate of 1.14%.

Advances totaling $0.4 million at December 31, 2018 were collateralized by FHLB stock of $14.7 million and a blanket lien on qualifying 1-4 family first mortgage loans.  As of December 31, 2018, CTBI had a $555.6 million FHLB borrowing capacity with $0.4 million in advances and $243.0 million in letters of credit used for public fund pledging leaving $312.2 million available for additional advances.  The advances had fixed interest rates of 0.00% and 2.00% with a weighted average rate of 0.07%.  The advances are subject to restrictions or penalties in the event of prepayment.

14.  Income Taxes

The components of the provision for income taxes, exclusive of tax effect of unrealized AFS securities gains and losses, are as follows:

(in thousands)	2018	2017	2016
Current income tax expense	$11,560	$20,108	$18,417
Deferred income tax expense (benefit)	(246)	(259)	701
Effect of Tax Cuts & Jobs Act (benefit)	0	(2,831)	0
Total income tax expense	$11,314	$17,018	$19,118

The Tax Cuts and Jobs Act (the “Act”) was enacted in December 2017.  The Act reduced the U.S. federal corporate tax rate from 35 percent to 21 percent.  As of December 31, 2018, we have completed our accounting for the tax effects of enactment of the Act.  The effect of the Tax Cuts and Jobs Act (benefit) listed above for the year 2017, reflects the revaluation of our net deferred tax liability based on a U.S. federal tax rate of 21 percent.

A reconciliation of income tax expense at the statutory rate to our actual income tax expense is shown below:

(in thousands)	2018		2017		2016
Computed at the statutory rate	$14,814	21.00%	$23,979	35.00%	$23,262	35.00%
Adjustments resulting from:
Tax-exempt interest	(673)	(0.95)	(1,259)	(1.84)	(1,289)	(1.94)
Housing and new markets credits	(2,635)	(3.73)	(2,579)	(3.76)	(2,680)	(4.03)
Dividends received deduction	(9)	(0.01)	(129)	(0.19)	(136)	(0.20)
Bank owned life insurance	(599)	(0.85)	(492)	(0.72)	(518)	(0.78)
ESOP dividend deduction	(188)	(0.27)	(319)	(0.47)	(313)	(0.47)
Stock option exercises and restricted stock vesting	(39)	(0.06)	(170)	(0.25)	0	-
Effect of Tax Cuts & Jobs Act	0	-	(2,831)	(4.13)	0	-
Other, net	643	0.91	818	1.20	792	1.18
Total	$11,314	16.04%	$17,018	24.84%	$19,118	28.76%

The components of the net deferred tax liability as of December 31 are as follows:

(in thousands)	2018	2017
Deferred tax assets:
Allowance for loan and lease losses	$7,541	$7,592
Interest on nonperforming loans	531	560
Accrued expenses	1,093	442
Allowance for other real estate owned	1,435	1,322
Limited partnership investments	0	64
Unrealized losses on AFS securities	1,757	932
Other	164	204
Total deferred tax assets	12,521	11,116

Deferred tax liabilities:
Depreciation and amortization	(12,210)	(12,270)
FHLB stock dividends	(1,704)	(2,076)
Loan fee income	(419)	(263)
Mortgage servicing rights	(757)	(732)
Capitalized lease obligations	0	(14)
Limited partnership investments	(257)	0
Other	(537)	(195)
Total deferred tax liabilities	(15,884)	(15,550)

Net deferred tax liability	$(3,363)	$(4,434)

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

With a few exceptions, CTBI is no longer subject to U.S. federal tax examinations by tax authorities for years before 2015, and state and local income tax examinations by tax authorities for years before 2014.  For federal tax purposes, CTBI recognizes interest and penalties on income taxes as a component of income tax expense.

CTBI files consolidated income tax returns with its subsidiaries.

15.  Employee Benefits

CTBI maintains two separate retirement savings plans, a 401(k) Plan and an Employee Stock Ownership Plan (“ESOP”).

The 401(k) Plan is available to all employees (age 21 and over) who are credited with one year of service (12 consecutive month period with at least 1,000 hours).  Participants in the plan have the option to contribute from 1% to 20% of their annual compensation.  CTBI matches 50% of participant contributions up to 8% of gross pay. CTBI may at its discretion, contribute an additional percentage of covered employees’ compensation.  CTBI’s matching contributions were $1.1 million for the year ended December 31, 2018 and $1.0 million for the years ended December 31, 2017, and 2016.  The 401(k) Plan owned 416,360, 406,021, and 482,426 shares of CTBI’s common stock at December 31, 2018, 2017, and 2016, respectively.  Substantially all shares owned by the 401(k) were allocated to employee accounts on those dates. The market price of the shares at the date of allocation is essentially the same as the market price at the date of purchase.

The ESOP Plan has the same entrance requirements as the 401(k) Plan above.  CTBI currently contributes 4% of covered employees’ compensation to the ESOP.  The ESOP uses the contributions to acquire shares of CTBI’s common stock.  CTBI’s contributions to the ESOP were $1.6 million for the year ended December 31, 2018 and 2017 and $1.5 million for the year ended December 31, 2016.  The ESOP owned 726,327, 737,079, and 788,308 shares of CTBI’s common stock at December 31, 2018, 2017, and 2016, respectively.  Substantially all shares owned by the ESOP were allocated to employee accounts on those dates.  The market price of the shares at the date of allocation is essentially the same as the market price at the date of purchase.

Stock-Based Compensation:

As of December 31, 2018, CTBI maintained one active and two inactive incentive stock ownership plans covering key employees.  The 2015 Stock Ownership Incentive Plan (“2015 Plan”) was approved by the Board of Directors and the Shareholders in 2015.  The 2006 Stock Ownership Incentive Plan (“2006 Plan”) was approved by the Board of Directors and the Shareholders in 2006.  The 2006 Plan was rendered inactive as of April 28, 2015.  The 1998 Stock Option Plan (“1998 Plan”) was approved by the Board of Directors and the Shareholders in 1998.  The 1998 Plan was rendered inactive as of April 26, 2006.  The 2015 Plan has 550,000 shares authorized, 509,335 of which were available at December 31, 2018.  Shares issuable pursuant to awards which were granted under the prior plans on or before their respective expiration or termination dates will be issued from the remaining shares reserved for issuance under the prior plans. The shares of common stock reserved for issuance under the prior plans in excess of the number of shares as to which options or other benefits are awarded thereunder, and any shares as to which options or other benefits granted under the prior plans may lapse, expire, terminate or be canceled, will not be reserved and available for issuance or reissuance under the 2015 Plan.  The following table provides detail of the number of shares to be issued upon exercise of outstanding stock-based awards and remaining shares available for future issuance under all of CTBI’s equity compensation plans as of December 31, 2018:

Plan Category (shares in thousands)	Number of Shares to Be Issued Upon Exercise	Weighted Average Price	Shares Available for Future Issuance
Equity compensation plans approved by shareholders:
Stock options	33	$32.47	509	(a)
Restricted stock	(c)	(b)	(a)
Performance units	(d)	(b)	(a)
Stock appreciation rights (“SARs”)	(e)	(b)	(a)
Total			509

(a)
Under the 2015 Plan, 550,000 shares are authorized for issuance; 44,988 have been issued as of December 31, 2018.  In January of 2016, 18,069 restricted stock shares were issued under the terms of the 2015 Plan pursuant to awards granted under the 2006 Plan.  Additional shares will not be issued pursuant to awards granted from prior plans.

(b)	Not applicable
(c)	The maximum number of shares of restricted stock that may be granted is 550,000 shares, and the maximum that may be granted to a participant during any calendar year is 75,000 shares.
(d)
No performance units payable in stock had been issued as of December 31, 2018.  The maximum payment that can be made pursuant to performance units granted to any one participant in any calendar year is $1,000,000.

(e)	No SARS have been issued. The maximum number of shares with respect to which SARs may be granted to a participant during any calendar year is 100,000 shares.

The following table details the shares available for future issuance under the 2015 Plan at December 31, 2018.

Plan Category	Shares Available for Future Issuance
Shares available at January 1, 2018	519,140
Stock option issuances	0
Restricted stock issuances	(11,320)
Forfeitures	1,515
Shares available for future issuance	509,335

There were no stock options issued in 2017 or 2018.  CTBI uses a Black-Scholes option pricing model with the following weighted average assumptions, which are evaluated and revised as necessary, in estimating the grant-date fair value of each option grant for the year end:

2016
Expected option life (in years)	7.5
Expected volatility	34.34%
Expected dividend yield	3.70%
Risk-free interest rate	1.45%
The expected life of options granted is estimated from past experience activity and represents the period of time that granted options are expected to be outstanding.  The expected volatility is based on historical volatility of the stock using a historical look back that approximates the expected life of the option grant.  The interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant.  CTBI’s stock-based compensation expense for the years 2018, 2017, and 2016 was $0.7 million, $0.6 million, and $0.5 million, respectively.  Included in stock-based compensation expense were dividends paid on restricted stock shares in the amount of $51 thousand, $53 thousand, and $37 thousand, respectively, for the same periods.

The 2015 Plan:

CTBI’s stock option activity for the 2015 Plan for the years ended December 31, 2018, 2017, and 2016 is summarized as follows:

December 31	2018		2017		2016
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of year	10,000	$33.55	10,000	$33.55	0	$0
Granted	0	0	0	0	10,000	33.55
Exercised	(10,000)	33.55	0	0	0	0
Forfeited/expired	0	0	0	0	0	0
Outstanding at end of year	0	$0	10,000	$33.55	10,000	$33.55

Exercisable at end of year	0	$0	0	$0	0	$0

*Pursuant to the 2015 Plan provisions, the death of the option holder accelerated the vesting of 10,000 shares during the year.

A summary of the status of CTBI’s 2015 Plan for nonvested options as of December 31, 2018, and changes during the year ended December 31, 2018, is presented as follows:

Nonvested Options	Options	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2018	10,000	$6.82
Granted	0	0
Vested	(10,000)	6.82
Forfeited	0	0
Nonvested at December 31, 2018	0	$0

There were no options granted from the 2015 Plan for the year ended December 31, 2018.

The following table shows the intrinsic values of options exercised, exercisable, and outstanding for the 2015 Plan for the years ended December 31, 2018 and 2017:

(in thousands)	2018	2017
Options exercised	$140	$0
Options exercisable	0	0
Outstanding options	0	136

The following table shows restricted stock activity for the 2015 Plan for the years ended December 31, 2018 and 2017:

December 31	2018		2017		2016
	Grants	Weighted Average Fair Value at Grant	Grants	Weighted Average Fair Value at Grant	Grants	Weighted Average Fair Value at Grant
Outstanding at beginning of year	33,085	$41.84	17,496	$33.55	0	$0
Granted	11,320	49.30	23,668	46.45	18,069	33.55
Vested	(8,761)	40.46	(5,751)	35.79	(442)	33.55
Forfeited	(1,389)	46.77	(2,328)	41.31	(131)	33.55
Outstanding at end of year	34,255	$44.46	33,085	$41.84	17,496	$33.55

* Grants issued in 2016 were issued under the terms of the 2015 Plan pursuant to awards granted and earned under the 2006 Plan.

The 2006 Plan:

CTBI’s stock option activity for the 2006 Plan for the years ended December 31, 2018, 2017, and 2016 is summarized as follows:

December 31	2018		2017		2016
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of year	35,376	$31.90	61,041	$29.84	118,574	$32.36
Granted	0	0	0	0	0	0
Exercised	(2,475)	25.52	(25,665)	27.01	(57,423)	35.02
Forfeited/expired	(330)	23.79	0	0	(110)	35.41
Outstanding at end of year	32,571	$32.47	35,376	$31.90	61,041	$29.84

Exercisable at end of year	2,571	$25.11	5,376	$25.22	30,629	$26.64

A summary of the status of CTBI’s 2006 Plan for nonvested options as of December 31, 2018, and changes during the year ended December 31, 2018, is presented as follows:

Nonvested Options	Options	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2018	30,000	$6.98
Granted	0	0
Vested	0	0
Forfeited	0	0
Nonvested at December 31, 2018	30,000	$6.98

The weighted average remaining contractual term in years of the options outstanding at December 31, 2018 was 5.0 years.

There were no options granted from the 2006 Plan for the years 2018 and 2017.  The weighted-average fair value of options granted from the 2006 Plan during the year 2016 was $0.1 million or $6.60 per share.

The following table shows the intrinsic values of options exercised, exercisable, and outstanding for the 2006 Plan for the years ended December 31, 2018, 2017, and 2016:

(in thousands)	2018	2017	2016
Options exercised	$56	$537	$139
Options exercisable	37	118	703
Outstanding options	233	538	1,206

The following table shows restricted stock activity for the years ended December 31, 2018, 2017, and 2016:

December 31	2018		2017		2016
	Grants	Weighted Average Fair Value at Grant	Grants	Weighted Average Fair Value at Grant	Grants	Weighted Average Fair Value at Grant
Outstanding at beginning of year	5,426	$33.24	11,989	$32.85	64,735	$28.92
Granted	0	0	0	0	0	0
Vested	(3,236)	33.90	(6,214)	32.48	(52,521)	28.01
Forfeited	(126)	32.27	(349)	33.31	(225)	32.52
Outstanding at end of year	2,064	$32.27	5,426	$33.24	11,989	$32.85

The 1998 Plan:

The 1998 Plan had no outstanding options and no activity for the years ended December 31, 2018 and 2017.  CTBI’s stock option activity for the 1998 Plan for the year ended December 31, 2016 is summarized as follows:

December 31	2016
	Options	Weighted Average Exercise Price
Outstanding at beginning of year	2,980	$29.49
Granted	0	0
Exercised	(2,980)	29.49
Forfeited/expired	0	0
Outstanding at end of year	0	$0

Exercisable at end of year	0	$0

The following table shows the intrinsic values of options exercised, exercisable, and outstanding for the 1998 Plan for the year ended December 31, 2016:

(in thousands)	2016
Options exercised	$13
Options exercisable	0
Outstanding options	0

There were no nonvested options in the 1998 Plan for the years December 31, 2018, 2017, and 2016.

The following table shows the unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the plans at December 31, 2018, 2017, and 2016 and the total grant-date fair value of shares vested, cash received from option exercises under all share-based payment arrangements, and the actual tax benefit realized for the tax deductions from option exercises of the share-based payment arrangements for the years ended December 31, 2018, 2017, and 2016.

(in thousands)	2018	2017	2016
Unrecognized compensation cost of unvested share-based compensation arrangements granted under the plan at year-end	$1,072	$1,242	$835
Grant date fair value of shares vested for the year	645	564	1,490
Cash received from option exercises under all share-based payment arrangements for the year	399	693	2,099
Tax benefit realized for the tax deductions from option exercises of the share-based payment arrangements for the year	49	138	3

The unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the plans at December 31, 2018 is expected to be recognized over a weighted-average period of 2.4 years.

16.  Operating Leases

Certain premises and equipment are leased under operating leases.  Additionally, certain premises are leased or subleased to third parties.  These leases generally contain renewal options and require CTBI to pay all executory costs, such as taxes, maintenance fees, and insurance.  Minimum non-cancellable rental payments and rental receipts are as follows:

(in thousands)	Payments	Receipts
2019	$1,999	$716
2020	1,710	539
2021	1,737	440
2022	1,760	348
2023	1,696	233
Thereafter	13,031	91
Total	$21,933	$2,367

Rental expense net of rental income under operating leases was $1.3 million for 2018, $1.4 million for 2017, and $1.3 million for 2016.

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

Recurring Measurements

The following tables present the fair value measurements of assets recognized in the accompanying balance sheets measured at fair value on a recurring basis as of December 31, 2018 and December 31, 2017 and indicate the level within the fair value hierarchy of the valuation techniques.

(in thousands)		Fair Value Measurements at December 31, 2018 Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets measured – recurring basis
Available-for-sale securities:
U.S. Treasury and government agencies	$217,938	$91,028	$126,910	$0
State and political subdivisions	124,488	0	124,488	0
U.S. government sponsored agency mortgage-backed securities	250,819	0	250,819	0
Other debt securities	501	0	501	0
Equity securities at fair value	1,173	0	0	1,173
Mortgage servicing rights	3,607	0	0	3,607

(in thousands)		Fair Value Measurements at December 31, 2017 Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets measured – recurring basis
Available-for-sale securities:
U.S. Treasury and government agencies	$210,572	$64,598	$145,974	$0
State and political subdivisions	145,015	0	145,015	0
U.S. government sponsored agency mortgage-backed securities	205,309	0	205,309	0
Other debt securities	507	0	507	0
CRA investment funds	24,358	24,358	0	0
Mortgage servicing rights	3,484	0	0	3,484

Following is a description of the valuation methodologies and inputs used for assets measured at fair value on a recurring basis and recognized in the accompanying balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy.  These valuation methodologies were applied to all of CTBI’s financial assets carried at fair value.  CTBI had no liabilities measured and recorded at fair value as of December 31, 2018 and December 31, 2017.  There have been no significant changes in the valuation techniques during the year ended December 31, 2018.  For assets classified within Level 3 of the fair value hierarchy, the process used to develop the reported fair value is described below.

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

Equity Securities at Fair Value

As of December 31, 2018, the only securities owned by CTBI that were valued using Level 3 criteria are Visa Class B Stock (included in equity securities at fair value).  In determining fair value for Visa Class B Stock, CTBI utilizes the expertise of an independent third party.  Accordingly, fair value is determined by the independent third party using an income approach by utilizing assumptions about factors such as quarterly common stock dividend payments, the conversion of the securities to the relevant Class A Stock shares subject to the prevailing conversion rate and conversion date.  We have reviewed the assumptions, processes, and conclusions of the third party provider.  We have determined these assumptions, processes, and conclusions to be  reasonable and appropriate in determining the fair value of this asset.  See the table below for inputs and valuation techniques used for Level 3 equity securities.

Mortgage Servicing Rights

Mortgage servicing rights do not trade in an active, open market with readily observable prices.  CTBI reports mortgage servicing rights at fair value on a recurring basis with subsequent remeasurement of MSRs based on change in fair value.

In determining fair value, CTBI utilizes the expertise of an independent third party.  Accordingly, fair value is determined by the independent third party by utilizing assumptions about factors such as mortgage interest rates, discount rates, mortgage loan prepayment speeds, market trends and industry demand.  Due to the nature of the valuation inputs, mortgage servicing rights are classified within Level 3 of the hierarchy.  Fair value determinations for Level 3 measurements of mortgage servicing rights are tested for impairment on a quarterly basis where assumptions used are reviewed to ensure the estimated fair value complies with accounting standards generally accepted in the United States.  We have reviewed the assumptions, processes, and conclusions of the third party provider.  We have determined these assumptions, processes, and conclusions to be  reasonable and appropriate in determining the fair value of this asset.  See the table below for inputs and valuation techniques used for Level 3 mortgage servicing rights.

Transfers between Levels

There were no transfers between Levels 1, 2, and 3 as of December 31, 2018.

Level 3 Reconciliation

Following is a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the accompanying balance sheet using significant unobservable (Level 3) inputs:

(in thousands)	2018		2017
	Equity Securities at Fair Value	Mortgage Servicing Rights	Equity Securities at Fair Value	Mortgage Servicing Rights
Beginning balance	$0	$3,484	$0	$3,433
Total unrealized gains
Included in net income	1,173	73	0	91
Issues	0	466	0	412
Settlements	0	(416)	0	(452)
Ending balance	$1,173	$3,607	$0	$3,484

Total gains for the period included in net income attributable to the change in unrealized gains or losses related to assets still held at the reporting date	$1,173	$73	$0	$91

Realized and unrealized gains and losses for items reflected in the table above are included in net income in the consolidated statements of income as follows:

Noninterest Income

(in thousands)	2018	2017
Total gains (losses)	$830	$(361)

Nonrecurring Measurements

The following tables present the fair value measurements of assets recognized in the accompanying balance sheets measured at fair value on a nonrecurring basis as of December 31, 2018 and December 31, 2017 and indicate the level within the fair value hierarchy of the valuation techniques.

(in thousands)		Fair Value Measurements at December 31, 2018 Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets measured – nonrecurring basis
Impaired loans (collateral dependent)	$747	$0	$0	$747
Other real estate owned	6,500	0	0	6,500

(in thousands)		Fair Value Measurements at December 31, 2017 Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets measured – nonrecurring basis
Impaired loans (collateral dependent)	$2,709	$0	$0	$2,709
Other real estate owned	18,951	0	0	18,951

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

Loans considered impaired under ASC 310-35, Impairment of a Loan, are loans for which, based on current information and events, it is probable that the creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement.  Impaired loans are subject to nonrecurring fair value adjustments to reflect subsequent (i) partial write-downs that are based on the observable market price or current appraised value of the collateral or (ii) the full charge-off of the loan carrying value.  Fair value adjustments on impaired loans disclosed above were $0.3 million and $1.0 million for the years ended December 31, 2018 and December 31, 2017, respectively.

Other Real Estate Owned

In accordance with the provisions of ASC 360, Property, Plant, and Equipment, other real estate owned (OREO) is carried at the lower of fair value at acquisition date or current estimated fair value, less estimated cost to sell when the real estate is acquired.  Estimated fair value of OREO is based on appraisals or evaluations.  OREO is classified within Level 3 of the fair value hierarchy.  Long-lived assets are subject to nonrecurring fair value adjustments to reflect subsequent partial write-downs that are based on the observable market price or current appraised value of the collateral.  Fair value adjustments on other real estate/assets owned disclosed above were $1.8 million and $2.5 million for the years ended December 31, 2018 and December 31, 2017, respectively.

Our policy for determining the frequency of periodic reviews is based upon consideration of the specific properties and the known or perceived market fluctuations in a particular market and is typically between 12 and 18 months but generally not more than 24 months.  Appraisers are selected from the list of approved appraisers maintained by management.

Unobservable (Level 3) Inputs

The following tables present quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements at December 31, 2018 and December 31, 2017.

(in thousands)	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at December 31, 2018	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Equity securities at fair value	$1,173	Discount cash flows, computer pricing model	Discount rate	8.0% - 12.0% (10.0%)
			Conversion date	Dec 2022 – Dec 2026 (Dec 2024)

Mortgage servicing rights	$3,607	Discount cash flows, computer pricing model	Constant prepayment rate	7.0% - 28.1% (9.5%)
			Probability of default	0.0% - 100.0% (2.6%)
			Discount rate	10.0% - 11.5% (10.1%)

Impaired loans (collateral-dependent)	$747	Market comparable properties	Marketability discount	0.0% - 95.1% (41.5%)

Other real estate owned	$6,500	Market comparable properties	Comparability adjustments	6.0% - 47.6% (14.9%)

(in thousands)	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at December 31, 2017	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Mortgage servicing rights	$3,484	Discount cash flows, computer pricing model	Constant prepayment rate	7.0% - 45.0% (10.0%)
			Probability of default	0.0% - 100.0% (3.0%)
			Discount rate	10.0% - 11.5% (10.1%)

Impaired loans (collateral-dependent)	$2,709	Market comparable properties	Marketability discount	1.9% - 89.8% (38.5%)

Other real estate owned	$18,951	Market comparable properties	Comparability adjustments	6.0% - 58.6% (15.0%)

Sensitivity of Significant Unobservable Inputs

The following is a discussion of the sensitivity of significant unobservable inputs, the interrelationships between those inputs and other unobservable inputs used in recurring fair value measurement and of how those inputs might magnify or mitigate the effect of changes in the unobservable inputs on the fair value measurement.

Equity Securities at Fair Value

Fair market value for equity securities is derived based on unobservable inputs, such as the discount rate, quarterly dividends payable to the Visa Class B common stock and the prevailing conversion rate at the conversion date.  The most recent conversion rate of 1.6298 and the most recent dividend rate of 0.4074 were used to derive the fair value estimate.  Significant increases (decreases) in either of those inputs in isolation would result in a significantly lower (higher) fair value measurement.  Generally, a change in the assumption used for discount rate is accompanied by a directionally opposite change in the fair value estimate.

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

Fair Value of Financial Instruments

The following table presents estimated fair value of CTBI’s financial instruments as of December 31, 2018 and indicates the level within the fair value hierarchy of the valuation techniques.  In accordance with the prospective adoption of ASU 2016-01, the fair values as of December 31, 2018 were measured using an exit price notion.

(in thousands)		Fair Value Measurements at December 31, 2018 Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$141,450	$141,450	$0	$0
Certificates of deposit in other banks	3,920	0	3,914	0
Securities available-for-sale	593,746	91,028	502,718	0
Securities held-to-maturity	649	0	649	0
Equity securities at fair value	1,173	0	0	1,173
Loans held for sale	2,461	2,518	0	0
Loans, net	3,172,730	0	0	3,175,908
Federal Home Loan Bank stock	14,713	0	14,713	0
Federal Reserve Bank stock	4,887	0	4,887	0
Accrued interest receivable	14,432	0	14,432	0
Mortgage servicing rights	3,607	0	0	3,607

Financial liabilities:
Deposits	$3,305,950	$803,316	$2,513,084	$0
Repurchase agreements	232,712	0	0	232,796
Federal funds purchased	1,180	0	1,180	0
Advances from Federal Home Loan Bank	436	0	468	0
Long-term debt	59,341	0	0	44,166
Accrued interest payable	2,902	0	2,902	0

Unrecognized financial instruments:
Letters of credit	$0	$0	$0	$0
Commitments to extend credit	0	0	0	0
Forward sale commitments	0	0	0	0

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

At December 31, CTBI had the following off-balance sheet financial instruments, whose approximate contract amounts represent additional credit risk to CTBI:

(in thousands)	2018	2017
Standby letters of credit	$29,410	$29,308
Commitments to extend credit	510,513	516,731
Total off-balance sheet financial instruments	$539,923	$546,039

Standby letters of credit represent conditional commitments to guarantee the performance of a third party.  The credit risk involved is essentially the same as the risk involved in making loans.  At December 31, 2018, we maintained a credit loss reserve recorded in other liabilities of approximately $7 thousand relating to these financial standby letters of credit.  The reserve coverage calculation was determined using essentially the same methodology as used for the allowance for loan and lease losses.  Approximately 65% of the total standby letters of credit are secured, with $16.0 million of the total $29.4 million secured by cash.  Collateral for the remaining secured standby letters of credit varies but is comprised primarily of accounts receivable, inventory, property, equipment, and income-producing properties.

Commitments to extend credit are agreements to originate loans to customers as long as there is no violation of any condition of the contract.  At December 31, 2018, a credit loss reserve recorded in other liabilities of $248 thousand was maintained relating to these commitments.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since a portion of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  Each customer’s creditworthiness is evaluated on a case-by-case basis.  The amount of collateral obtained, if deemed necessary, is based on management’s credit evaluation of the counterparty.  Collateral held varies, but may include accounts receivable, inventory, property, plant and equipment, commercial real estate, and residential real estate.  A portion of the commitments is to extend credit at fixed rates.  Fixed rate loan commitments at December 31, 2018 of $31.7 million had interest rates ranging predominantly from 3.75% to 5.50%, respectively, and terms predominantly one year or less.  These credit commitments were based on prevailing rates, terms, and conditions applicable to other loans being made at December 31, 2018.

Included in our commitments to extend credit are mortgage loans in the process of origination which are intended for sale to investors in the secondary market.  These forward sale commitments are on an individual loan basis that CTBI originates as part of its mortgage banking activities.  CTBI commits to sell the loans at specified prices in a future period, typically within 60 days.  These commitments are acquired to reduce market risk on mortgage loans in the process of origination and mortgage loans held for sale since CTBI is exposed to interest rate risk during the period between issuing a loan commitment and the sale of the loan into the secondary market.  Total mortgage loans in the process of origination amounted to $2.8 million and $2.5 million at December 31, 2018 and 2017, respectively, and mortgage loans held for sale amounted to $2.5 million and $1.0 million for the years ended December 31, 2018 and 2017, respectively.

19.  Concentrations of Credit Risk

CTBI’s banking activities include granting commercial, residential, and consumer loans to customers primarily located in eastern, northeastern, central, and south central Kentucky, southern West Virginia, and northeastern Tennessee.  CTBI is continuing to manage all components of its portfolio mix in a manner to reduce risk from changes in economic conditions. Concentrations of credit, as defined for regulatory purposes, are reviewed quarterly by management to ensure that internally established limits based on Tier 1 Capital plus the allowance for loan and lease losses are not exceeded.  At December 31, 2018 and 2017, our concentrations of hotel/motel industry credits were 41% and 47% of Tier 1 Capital plus the allowance for loan and lease losses, respectively.  Lessors of non-residential buildings credits were 39% and 45%, respectively.  Lessors of residential buildings and dwellings were 39% and 39%, respectively.  These percentages are within our internally established limits regarding concentrations of credit.

20.  Commitments and Contingencies

CTBI and our subsidiaries, and from time to time, our officers, are named defendants in legal actions arising from ordinary business activities.  Management, after consultation with legal counsel, believes any pending actions at December 31, 2018 are without merit or that the ultimate liability, if any, will not materially affect our consolidated financial position or results of operations.

21.  Regulatory Matters

CTBI’s principal source of funds is dividends received from our banking subsidiary, CTB.  Regulations limit the amount of dividends that may be paid by CTB without prior approval.  During 2019, approximately $63.4 million plus any 2019 net profits can be paid by CTB without prior regulatory approval.

The Federal Reserve Bank adopted quantitative measures which assign risk weightings to assets and off-balance sheet items and also define and set minimum regulatory capital requirements (risk based capital ratios).  All banks are required to have a minimum Tier 1 (core capital) leverage ratio of 4% of adjusted quarterly average assets, common equity Tier 1 capital ratio of at least 4.5% of risk-weighted assets, Tier 1 capital of at least 6% of risk-weighted assets, and total capital of at least 8% of risk-weighted assets.  Tier 1 capital consists principally of shareholders’ equity including capital-qualifying subordinated debt but excluding unrealized gains and losses on securities available-for-sale, less goodwill and certain other intangibles.  Total capital consists of Tier 1 capital plus certain debt instruments and the reserve for credit losses, subject to limitation.  Failure to meet certain capital requirements can initiate certain actions by regulators that, if undertaken, could have a direct material effect on our consolidated financial statements.  The regulations also define well-capitalized levels of Tier 1 leverage, common equity Tier 1 capital, Tier 1, and total capital as 5%, 6.5%, 8%, and 10%, respectively.  We had Tier 1 leverage, common equity Tier 1 capital, Tier 1, and total capital ratios above the well-capitalized levels at December 31, 2018 and 2017.  We believe, as of December 31, 2018, CTBI meets all capital adequacy requirements for which it is subject to be defined as well-capitalized under the regulatory framework for prompt corrective action.

Under the current Federal Reserve Board’s regulatory framework, certain capital securities offered by wholly owned unconsolidated trust preferred entities of CTBI are included as Tier 1 regulatory capital.  On March 1, 2005, the Federal Reserve Board adopted a final rule that allows the continued limited inclusion of trust preferred securities in the Tier 1 capital of bank holding companies (“BHCs”).  Under the final rule, trust preferred securities and other restricted core capital elements are subject to stricter quantitative limits.  The Board’s final rule limits restricted core capital elements to 25 percent of all core capital elements, net of goodwill less any associated deferred tax liability.  Amounts of restricted core capital elements in excess of these limits generally may be included in Tier 2 capital.  The final rule provided a five-year transition period, which ended March 31, 2009, for application of the quantitative limits.  The requirement for trust preferred securities to include a call option has been eliminated, and standards for the junior subordinated debt underlying trust preferred securities eligible for Tier 1 capital treatment have been clarified.  The final rule addressed supervisory concerns, competitive equity considerations, and the accounting for trust preferred securities. The final rule also strengthened the definition of regulatory capital by incorporating longstanding Board policies regarding the acceptable terms of capital instruments included in banking organizations’ Tier 1 or Tier 2 capital.  The final rule did not have a material impact on our regulatory ratios.

Consolidated Capital Ratios

	Actual		For Capital Adequacy Purposes
(in thousands)	Amount	Ratio	Amount	Ratio
As of December 31, 2018:
Tier 1 capital (to average assets)	$562,771	13.51%	$166,623	4.00%
Common equity Tier 1 capital (to risk weighted assets)	505,271	16.27	139,749	4.50
Tier 1 capital (to risk weighted assets)	562,771	18.12	186,348	6.00
Total capital (to risk weighted assets)	598,934	19.29	248,391	8.00

As of December 31, 2017:
Tier 1 capital (to average assets)	$525,707	12.89%	$163,136	4.00%
Common equity Tier 1 capital (to risk weighted assets)	468,207	15.33	137,438	4.50
Tier 1 capital (to risk weighted assets)	525,707	17.22	183,173	6.00
Total capital (to risk weighted assets)	562,114	18.41	244,265	8.00

Community Trust Bank, Inc.’s Capital Ratios

	Actual		For Capital Adequacy Purposes		To Be Well-Capitalized Under Prompt Corrective Action Provision
(in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2018:
Tier 1 capital (to average assets)	$536,992	12.94%	$165,994	4.00%	$207,493	5.00%
Common equity Tier 1 capital (to risk weighted assets)	536,992	17.33	139,438	4.50	201,411	6.50
Tier 1 capital (to risk weighted assets)	536,992	17.33	185,918	6.00	247,890	8.00
Total capital (to risk weighted assets)	573,155	18.50	247,851	8.00	309,814	10.00

As of December 31, 2017:
Tier 1 capital (to average assets)	$501,537	12.35%	$162,441	4.00%	$203,051	5.00%
Common equity Tier 1 capital (to risk weighted assets)	501,537	16.46	137,115	4.50	198,055	6.50
Tier 1 capital (to risk weighted assets)	501,537	16.46	182,820	6.00	243,760	8.00
Total capital (to risk weighted assets)	537,944	17.65	243,827	8.00	304,784	10.00

On July 2, 2013, the Federal Reserve approved final rules that substantially amended the regulatory risk-based capital rules applicable to CTBI and CTB.  The FDIC subsequently approved these rules.  The final rules implemented the “Basel III” regulatory capital reforms and changes required by the Dodd-Frank Act.

The rules included new risk-based capital and leverage ratios, which were phased in from 2015 to January 2019, and refined the definition of what constitutes “capital” for purposes of calculating those ratios.  The minimum capital level requirements applicable to CTBI and CTB under the final rules are: (i) a common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 capital ratio of 6%; (iii) a total capital ratio of 8%; and (iv) a Tier 1 leverage ratio of 4% for all institutions.  The final rules also established a “capital conservation buffer” above the new regulatory minimum capital requirements, which must consist entirely of common equity Tier 1 capital.  The capital conservation buffer began to be phased in on January 1, 2016 at 0.625% of risk-weighted assets increased by 0.625% annually until fully implemented in January 2019.  An institution is subject to limitations on certain activities including payment of dividends, share repurchases, and discretionary bonuses to executive officers if its capital level is below the total capital plus capital conservation buffer amount.

The final rules also contain revisions to the prompt corrective action framework, which is designed to place restrictions on insured depository institutions, including CTB, if their capital levels begin to show signs of weakness.  These revisions took effect January 1, 2015.  Under the prompt corrective action requirements, which are designed to complement the capital conservation buffer, insured depository institutions are required to meet the following capital level requirements in order to qualify as “well capitalized:” (i) a common equity Tier 1 capital ratio of 6.5%; (ii) a Tier 1 capital ratio of 8%; (iii) a total capital ratio of 10%; and (iv) a Tier 1 leverage ratio of 5%.  We currently satisfy the well-capitalized and the capital conservation standards, and based on our current capital composition and levels, we anticipate that our capital ratios, on a Basel III basis, will continue to exceed the well-capitalized minimum capital requirements and capital conservation buffer standards.

22.  Parent Company Financial Statements

Condensed Balance Sheets

(in thousands) December 31	2018	2017
Assets:
Cash on deposit	$1,939	$1,500
Investment in and advances to subsidiaries	620,701	587,575
Goodwill	4,973	4,973
Premises and equipment, net	219	250
Other assets	238	200
Total assets	$628,070	$594,498

Liabilities and shareholders’ equity:
Long-term debt	$61,341	$61,341
Other liabilities	2,579	2,458
Total liabilities	63,920	63,799

Shareholders’ equity	564,150	530,699

Total liabilities and shareholders’ equity	$628,070	$594,498

Condensed Statements of Income and Comprehensive Income

(in thousands) Year Ended December 31	2018	2017	2016
Income:
Dividends from subsidiary banks	$26,750	$24,661	$20,708
Other income	489	904	459
Total income	27,239	25,565	21,167

Expenses:
Interest expense	2,318	1,723	1,417
Depreciation expense	135	116	107
Other expenses	3,156	2,858	2,256
Total expenses	5,609	4,697	3,780

Income before income taxes and equity in undistributed income of subsidiaries	21,630	20,868	17,387
Income tax benefit	(1,219)	(1,445)	(1,373)
Income before equity in undistributed income of subsidiaries	22,849	22,313	18,760
Equity in undistributed income of subsidiaries	36,379	29,180	28,586

Net income	$59,228	$51,493	$47,346

Other comprehensive loss:
Unrealized holding losses on securities available-for-sale:
Unrealized holding losses arising during the period	(5,393)	(820)	(4,578)
Less: Reclassification adjustments for realized gains included in net income	(821)	73	522
Tax benefit	(960)	(312)	(1,785)
Other comprehensive loss, net of tax	(3,612)	(581)	(3,315)
Comprehensive income	$55,616	$50,912	$44,031

Condensed Statements of Cash Flows

(in thousands) Year Ended December 31	2018	2017	2016
Cash flows from operating activities:
Net income	$59,228	$51,493	$47,346
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	135	116	107
Equity in undistributed earnings of subsidiaries	(36,379)	(29,180)	(28,586)
Stock-based compensation	710	636	458
Excess tax benefits of stock-based compensation	0	0	100
Gain on debt repurchase	0	(560)	0
Changes in:
Other assets	(62)	145	519
Other liabilities	53	412	(90)
Net cash provided by operating activities	23,685	23,062	19,854

Cash flows from investing activities:
Payment for investment in subsidiary	0	(1,440)	0
Purchase of premises and equipment	(81)	(179)	(104)
Net cash used in investing activities	(81)	(1,619)	(104)

Cash flows from financing activities:
Issuance of common stock	1,230	1,513	2,985
Repurchase of common stock	0	0	(382)
Excess tax benefits of stock-based compensation	0	0	(100)
Dividends paid	(24,395)	(22,981)	(22,190)
Net cash used in financing activities	(23,165)	(21,468)	(19,687)

Net increase (decrease) in cash and cash equivalents	439	(25)	63
Cash and cash equivalents at beginning of year	1,500	1,525	1,462
Cash and cash equivalents at end of year	$1,939	$1,500	$1,525

23.  Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

Year Ended December 31 (in thousands except per share data)	2018	2017	2016
Numerator:
Net income	$59,228	$51,493	$47,346

Denominator:
Basic earnings per share:
Weighted average shares	17,687	17,631	17,548
Diluted earnings per share:
Dilutive effect of equity grants	16	22	18
Adjusted weighted average shares	17,703	17,653	17,566

Earnings per share:
Basic earnings per share	$3.35	$2.92	$2.70
Diluted earnings per share	3.35	2.92	2.70

There were no options to purchase common shares that were excluded from the diluted calculations above for the years ended December 31, 2018, 2017, and 2016.  In addition to in-the-money stock options, unvested restricted stock grants were also used in the calculation of diluted earnings per share based on the treasury method.

24.  Accumulated Other Comprehensive Income

Unrealized gains (losses) on AFS securities

Amounts reclassified from accumulated other comprehensive income (AOCI) and the affected line items in the statements of income during the years ended December 31, 2018, 2017, and 2016 were:

	Amounts Reclassified from AOCI
Year Ended December 31 (in thousands)	2018	2017	2016
Affected line item in the statements of income
Securities gains (losses)	$(821)	$73	$522
Tax expense (benefit)	(172)	26	183
Total reclassifications out of AOCI	$(649)	$47	$339

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders, Board of Directors, and Audit Committee
Community Trust Bancorp, Inc.
Pikeville, Kentucky

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Community Trust Bancorp, Inc. as of December 31, 2018 and 2017, the related consolidated statements of income and comprehensive income, shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes (collectively referred to as the financial statements).  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Community Trust Bancorp, Inc. as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Community Trust Bancorp, Inc.’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 28, 2019, expressed an unqualified opinion on the effectiveness of Community Trust Bancorp, Inc.’s  internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of Community Trust Bancorp, Inc.’s management.  Our responsibility is to express an opinion on Community Trust Bancorp, Inc.’s financial statements based on our audits.

We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) and are required to be independent with respect to Community Trust Bancorp, Inc. in accordance with the U.S. federal securities laws and the applicable rules and regulations of the U.S. Securities and Exchange Commission and the Public Company Accounting Oversight Board (United States).

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.  Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks.  Such procedures include examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements.  Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements.  We believe that our audits provide a reasonable basis for our opinion.

/s/ BKD, LLP
Louisville, Kentucky
February 28, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders, Board of Directors, and Audit Committee
Community Trust Bancorp, Inc.
Pikeville, Kentucky

Opinion on the Internal Control over Financial Reporting

We have audited Community Trust Bancorp, Inc.’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, Community Trust Bancorp, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of Community Trust Bancorp, Inc. and our report dated February 28, 2019, expressed an unqualified opinion thereon.

Basis for Opinion

Community Trust Bancorp, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management report on internal control.  Our responsibility is to express an opinion on Community Trust Bancorp, Inc.’s internal control over financial reporting based on our audit.

We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) and are required to be independent with respect to Community Trust Bancorp, Inc. in accordance with the U.S. federal securities laws and the applicable rules and regulations of the U.S. Securities and Exchange Commission and the Public Company Accounting Oversight Board (United States).

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
February 28, 2019

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

CTBI’s management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934.  As of December 31, 2018, an evaluation was carried out by CTBI’s management, with the participation of our Chief Executive Officer and our Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, management concluded that disclosure controls and procedures as of December 31, 2018 were effective in ensuring material information required to be disclosed in this annual report on Form 10-K was recorded, processed, summarized, and reported on a timely basis.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

Management has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2018 based on the control criteria in the 2013 COSO Framework issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission.  Based on such evaluation, we have concluded that CTBI’s internal control over financial reporting is effective as of December 31, 2018.

There were no changes in CTBI’s internal control over financial reporting that occurred during the year ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, CTBI’s internal control over financial reporting.

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

Management has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2018 based on the control criteria in the 2013 COSO Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on such evaluation, we have concluded that CTBI’s internal control over financial reporting is effective as of December 31, 2018.

The effectiveness of CTBI’s internal control over financial reporting as of December 31, 2018 has been audited by BKD, LLP, an independent registered public accounting firm that audited the CTBI’s consolidated financial statements included in this annual report.

February 28, 2019               /s/ Jean R. Hale
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

Name and Age (1)	Positions and Offices Currently Held	Date First Became Director or Executive Officer		Principal Occupation
Jean R. Hale; 72	Chairman, President and CEO	1992		Chairman, President and CEO of Community Trust Bancorp, Inc.

Mark A. Gooch; 60	Executive Vice President and Secretary	1997		President and CEO of Community Trust Bank, Inc.

Larry W. Jones; 72	Executive Vice President	2002		Executive Vice President/ Central Kentucky Region President of Community Trust Bank, Inc.

James B. Draughn; 59	Executive Vice President	2001		Executive Vice President/Operations of Community Trust Bank, Inc.

Kevin J. Stumbo; 58	Executive Vice President, Chief Financial Officer, and Treasurer	2002		Executive Vice President/ Chief Financial Officer of Community Trust Bank, Inc.

Ricky D. Sparkman; 56	Executive Vice President	2002		Executive Vice President/ South Central Region President of Community Trust Bank, Inc.

Richard W. Newsom; 64	Executive Vice President	2002		Executive Vice President/ Eastern Region President of Community Trust Bank, Inc.

James J. Gartner; 77	Executive Vice President	2002		Executive Vice President/ Chief Credit Officer of Community Trust Bank, Inc.

Steven E. Jameson; 62	Executive Vice President	2004	(2)	Executive Vice President/ Chief Internal Audit & Risk Officer

D. Andrew Jones; 56	Executive Vice President	2010		Executive Vice President/ Northeastern Region President of Community Trust Bank, Inc.

Andy D. Waters; 53	Executive Vice President	2011		President and CEO of Community Trust and Investment Company

C. Wayne Hancock; 44	Executive Vice President	2014	(3)	Executive Vice President/Senior Staff Attorney

(1)	The ages listed for CTBI’s executive officers are as of February 28, 2019.

(2)	Mr. Jameson is a non-voting member of the Executive Committee.

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

Equity Compensation Plan Information

The following table provides information as of December 31, 2018, with respect to compensation plans under which common shares of CTBI are authorized for issuance to officers or employees in exchange for consideration in the form of services provided to CTBI and/or its subsidiaries.  At December 31, 2018, we maintained one active and two inactive incentive stock option plans covering key employees.  The 2015 Stock Ownership Incentive Plan (“2015 Plan”) was approved by the Board of Directors and the Shareholders in 2015.  The 2006 Stock Ownership Incentive Plan (“2006 Plan”) was approved by the Board of Directors and the Shareholders in 2006.  The 2006 Plan was rendered inactive as of April 28, 2015.  The 1998 Stock Option Plan (“1998 Plan”) was approved by the Board of Directors and the Shareholders in 1998.  The 1998 Plan was rendered inactive as of April 26, 2006.  The 2015 Plan has 550,000 shares authorized, 509,335 of which were available at December 31, 2018.  Shares issuable pursuant to awards which were granted under the prior plans on or before their respective expiration or termination dates will be issued from the remaining shares reserved for issuance under the prior plans. The shares of common stock reserved for issuance under the prior plans in excess of the number of shares as to which options or other benefits are awarded thereunder, and any shares as to which options or other benefits granted under the prior plans may lapse, expire, terminate or be canceled, will not be reserved and available for issuance or reissuance under the 2015 Plan.

	A	B	C
Plan Category (shares in thousands)	Number of Common Shares to be Issued Upon Exercise	Weighted Average Price	Number of Securities Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in Column A)
Equity compensation plans approved by shareholders:
Stock options	33	$32.47	509
Equity compensation plans not approved by shareholders	0	--	0

Total			509

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

10.7	Senior Management Incentive Compensation Plan (2019) {incorporated herein by reference to current report on Form 8-K dated January 29, 2019}

10.8	Restricted Stock Agreement {incorporated herein by reference to Form 10-K for the fiscal year ended December 31, 2011 under SEC file no. 000-111-29}

10.9	Employee Incentive Compensation Plan (2019) {incorporated herein by reference to current report on Form 8-K dated January 29, 2019}

10.10	Amendment to the Community Trust Bancorp, Inc. 2006 Stock Ownership Incentive Plan {incorporated herein by reference to current report on Form 8-K dated January 24, 2012}

10.11	Community Trust Bancorp, Inc. 2015 Stock Ownership Incentive Plan {incorporated herein by reference to registration statement no. 333-208053}

10.16	Community Trust Bancorp, Inc. 2016 Executive Committee Long-Term Incentive Compensation Plan {incorporated herein by reference to current report on Form 8-K dated January 26, 2016}

10.17	Community Trust Bancorp, Inc. 2017 Executive Committee Long-Term Incentive Compensation Plan {incorporated herein by reference to current report on Form 8-K dated January 24, 2017}

10.18	Community Trust Bancorp, Inc. 2018 Executive Committee Long-Term Incentive Compensation Plan {incorporated herein by reference to current report on Form 8-K dated January 23, 2018}

10.19	Community Trust Bancorp, Inc. 2019 Executive Committee Long-Term Incentive Compensation Plan {incorporated herein by reference to current report on Form 8-K dated January 29, 2019}

21	Subsidiaries of the Registrant

23.1	Consent of BKD, LLP, Independent Registered Public Accounting Firm

31.1	Certification of Principal Executive Officer (Jean R. Hale, Chairman, President, and Chief Executive Officer)

31.2	Certification of Principal Financial Officer (Kevin J. Stumbo, Executive Vice President, Chief Financial Officer, and Treasurer)

32.1	Certification of Jean R. Hale, Chairman, President and CEO, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

Item 16.  Form 10-K Summary
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

10.4	Community Trust Bancorp, Inc. 1998 Stock Option Plan {incorporated herein by reference}

10.5	Community Trust Bancorp, Inc. 2006 Stock Ownership Incentive Plan {incorporated herein by reference}

10.6	Form of Severance Agreement between Community Trust Bancorp, Inc. and executive officers (currently in effect with respect to twelve executive officers) {incorporated herein by reference}

10.7	Senior Management Incentive Compensation Plan (2019) {incorporated herein by reference}

10.8	Restricted Stock Agreement{incorporated herein by reference}

10.9	Employee Incentive Compensation Plan (2019) {incorporated herein by reference}

10.10	Amendment to the Community Trust Bancorp, Inc. 2006 Stock Ownership Incentive Plan {incorporated herein by reference}

10.11	Community Trust Bancorp, Inc. 2015 Stock Ownership Incentive Plan {incorporated herein by reference}

10.16	Community Trust Bancorp, Inc. 2016 Executive Committee Long-Term Incentive Compensation Plan {incorporated herein by reference}

10.17	Community Trust Bancorp, Inc. 2017 Executive Committee Long-Term Incentive Compensation Plan {incorporated herein by reference}

10.18	Community Trust Bancorp, Inc. 2018 Executive Committee Long-Term Incentive Compensation Plan {incorporated herein by reference}
10.19	Community Trust Bancorp, Inc. 2019 Executive Committee Long-Term Incentive Compensation Plan {incorporated herein by reference}

21	Subsidiaries of the Registrant

23.1	Consent of BKD, LLP, Independent Registered Public Accounting Firm

31.1	Certification of Principal Executive Officer (Jean R. Hale, Chairman, President and CEO)

31.2	Certification of Principal Financial Officer (Kevin J. Stumbo, Executive Vice President, Chief Financial Officer, and Treasurer)

32.1	Certification of Jean R. Hale, Chairman, President and CEO, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

COMMUNITY TRUST BANCORP, INC.

Date: February 28, 2019	By:	/s/ Jean R. Hale
Jean R. Hale
Chairman, President, and Chief Executive Officer

/s/ Kevin J. Stumbo
Kevin J. Stumbo
Executive Vice President, Chief Financial Officer, and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

February 28, 2019	/s/ Jean R. Hale	Chairman, President, and Chief Executive Officer
Jean R. Hale

February 28, 2019	/s/ Kevin J. Stumbo	Executive Vice President, Chief Financial Officer, and Treasurer
Kevin J. Stumbo

February 28, 2019	/s/ Charles J. Baird	Director
Charles J. Baird

February 28, 2019	/s/ Nick Carter	Director
Nick Carter

February 28, 2019	/s/ James E. McGhee, II	Director
James E. McGhee II

February 28, 2019	/s/ M. Lynn Parrish	Director
M. Lynn Parrish

February 28, 2019	/s/ James R. Ramsey	Director
James R. Ramsey

February 28, 2019	/s/ Anthony W. St. Charles	Director
Anthony W. St. Charles