Form 10-K/A
period 2018-12-31
COMMUNITY TRUST BANCORP INC /KY/
filed 2019-04-01
CIK 350852

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-K/A
(Amendment No. 1)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
For the fiscal year ended December 31, 2018
Or
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
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

Item 13.  Certain Relationships, Related Transactions, and Director Independence

Item 14.  Principal Accountant Fees and Services

PART IV

Item 15.  Exhibits and Financial Statement Schedules

Item 16.  Form 10-K Summary

Index to Exhibits

Signatures

EXPLANATORY NOTE

We are filing this Amendment No. 1 (the “Amendment”) to amend our Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the U.S. Securities and Exchange Commission on February 28, 2019 (“Original Filing”).  This Amendment is being filed for the sole purpose of amending the Report of Independent Registered Public Accounting Firm in Part II, Item 8 of the Original Filing.  The statement “We have served as Community Trust Bancorp, Inc.’s auditor since 2006” was inadvertently omitted below the signature line of BKD, LLP in the Report of Independent Registered Public Accounting Firm.  This Amendment also amends Part IV, Item 15 of the Original Filing to include new certifications under Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 and include the signatures of officers authorized to sign this Amendment.  This Amendment makes no changes to the financial statements included in the Original Filing, does not reflect any subsequent developments or events, and, except as specifically described in this Explanatory Note, does not modify or update any information in the Original Filing.  For convenience and ease of reference, this Amendment includes the Original Filing in its entirety (except for signatures) with such changes.

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

/s/ BKD, LLP

We have served as Community Trust Bancorp, Inc.'s auditor since 2006.

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

99.1	Community Trust Bancorp, Inc. Dividend Reinvestment Plan, as amended December 20, 2013 {incorporated by reference to registration statement no. 333-193011}

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase *

101.DEF	XBRL Taxonomy Extension Definition Linkbase *

101.LAB	XBRL Taxonomy Extension Label Linkbase *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase *

* Included in Original Filing

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

99.1	Community Trust Bancorp, Inc. Dividend Reinvestment Plan, as amended December 20, 2013

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase *

101.DEF	XBRL Taxonomy Extension Definition Linkbase *

101.LAB	XBRL Taxonomy Extension Label Linkbase *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase *
* Included in Original Filing

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMUNITY TRUST BANCORP, INC.

Date: April 1, 2019	By:	/s/ Jean R. Hale
Jean R. Hale
Chairman, President, and Chief Executive Officer

/s/ Kevin J. Stumbo
Kevin J. Stumbo
Executive Vice President, Chief Financial Officer, and Treasurer