Form 10-Q
period 2019-03-31
COMMUNITY TRUST BANCORP INC /KY/
filed 2019-05-09
CIK 350852

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019

Or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________ to _____________

Commission file number 001-31220

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

Common stock – 17,772,770 shares outstanding at April 30, 2019

Securities registered pursuant to Section 12(b) of the Act:

Common Stock
(Title of class)

ctbi	NASDAQ
(Trading symbol)	(Name of exchange on which registered)

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

The accompanying condensed consolidated financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all of the disclosures normally required by accounting principles generally accepted in the United States of America or those normally made in the Registrant’s annual report on Form 10-K.  Accordingly, the reader of the Form 10-Q should refer to the Registrant’s Form 10-K for the year ended December 31, 2018 for further information in this regard.

Community Trust Bancorp, Inc.
Condensed Consolidated Balance Sheets
(dollars in thousands)	(unaudited) March 31 2019	December 31 2018
Assets:
Cash and due from banks	$49,302	$64,632
Interest bearing deposits	200,058	75,718
Federal funds sold	4,500	1,100
Cash and cash equivalents	253,860	141,450

Certificates of deposit in other banks	1,470	3,920
Securities available-for-sale at fair value (amortized cost of $601,544 and $602,114, respectively)	599,299	593,746
Securities held-to-maturity at amortized cost (fair value of $619 and $649, respectively)	619	649
Equity securities at fair value	1,528	1,173
Loans held for sale	13,649	2,461

Loans	3,189,732	3,208,638
Allowance for loan and lease losses	(35,004)	(35,908)
Net loans	3,154,728	3,172,730

Premises and equipment, net	44,554	45,291
Right-of-use asset	15,128	0
Federal Home Loan Bank stock	12,261	14,713
Federal Reserve Bank stock	4,887	4,887
Goodwill	65,490	65,490
Bank owned life insurance	67,433	67,076
Mortgage servicing rights	3,390	3,607
Other real estate owned	24,970	27,273
Other assets	50,027	57,150
Total assets	$4,313,293	$4,201,616

Liabilities and shareholders’ equity:
Deposits:
Noninterest bearing	$841,996	$803,316
Interest bearing	2,541,107	2,502,634
Total deposits	3,383,103	3,305,950

Repurchase agreements	237,506	232,712
Federal funds purchased	1,800	1,180
Advances from Federal Home Loan Bank	431	436
Long-term debt	59,341	59,341
Deferred taxes	6,529	3,363
Lease liability	15,743	0
Other liabilities	31,333	34,484
Total liabilities	3,735,786	3,637,466

Shareholders’ equity:
Preferred stock, 300,000 shares authorized and unissued	-	-
Common stock, $5 par value, shares authorized 25,000,000; shares outstanding 2019 – 17,767,594; 2018 – 17,732,853	88,839	88,665
Capital surplus	223,426	223,161
Retained earnings	267,016	258,935
Accumulated other comprehensive loss, net of tax	(1,774)	(6,611)
Total shareholders’ equity	577,507	564,150

Total liabilities and shareholders’ equity	$4,313,293	$4,201,616

See notes to condensed consolidated financial statements.

Community Trust Bancorp, Inc.
Condensed Consolidated Statements of Income and Comprehensive Income
(unaudited)

	Three Months Ended
	March 31
(in thousands except per share data)	2019	2018
Interest income:
Interest and fees on loans, including loans held for sale	$40,910	$36,577
Interest and dividends on securities
Taxable	3,163	2,470
Tax exempt	678	697
Interest and dividends on Federal Reserve Bank and Federal Home Loan Bank stock	296	333
Interest on Federal Reserve Bank deposits	786	439
Other, including interest on federal funds sold	56	64
Total interest income	45,889	40,580

Interest expense:
Interest on deposits	8,075	4,872
Interest on repurchase agreements and federal funds purchased	1,156	635
Interest on advances from Federal Home Loan Bank	39	2
Interest on long-term debt	636	480
Total interest expense	9,906	5,989

Net interest income	35,983	34,591
Provision for loan losses	190	946
Net interest income after provision for loan losses	35,793	33,645

Noninterest income:
Service charges on deposit accounts	6,120	6,221
Gains on sales of loans, net	330	279
Trust and wealth management income	2,575	2,958
Loan related fees	573	1,144
Bank owned life insurance	558	1,764
Brokerage revenue	261	283
Securities gains (losses)	356	(288)
Other noninterest income	1,397	949
Total noninterest income	12,170	13,310

Noninterest expense:
Officer salaries and employee benefits	3,374	3,214
Other salaries and employee benefits	12,585	12,405
Occupancy, net	2,051	2,116
Equipment	739	717
Data processing	1,763	1,636
Bank franchise tax	1,715	1,701
Legal fees	430	474
Professional fees	531	502
Advertising and marketing	792	732
FDIC insurance	177	314
Other real estate owned provision and expense	771	939
Repossession expense	377	409
Amortization of limited partnership investments	777	500
Other noninterest expense	3,001	3,022
Total noninterest expense	29,083	28,681

Income before income taxes	18,880	18,274
Income taxes	3,941	2,460
Net income	14,939	15,814

Other comprehensive income (loss):
Unrealized holding gains (losses) on securities available-for-sale:
Unrealized holding gains (losses) arising during the period	6,124	(5,498)
Less: Reclassification adjustments for realized gains included in net income	1	149
Tax expense (benefit)	1,286	(1,186)
Other comprehensive income (loss), net of tax	4,837	(4,461)
Comprehensive income	$19,776	$11,353

Basic earnings per share	$0.84	$0.89
Diluted earnings per share	$0.84	$0.89

Weighted average shares outstanding-basic	17,712	17,671
Weighted average shares outstanding-diluted	17,723	17,687

See notes to condensed consolidated financial statements.

Consolidated Statements of Changes in Shareholders’ Equity
Quarterly

(in thousands except per share and share amounts)	Common Shares	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Total
Balance, December 31, 2017	17,692,912	$88,465	$221,472	$224,268	$(3,506)	$530,699
Net income				15,814		15,814
Other comprehensive loss, net of tax of $(1,186)					(4,461)	(4,461)
Cash dividends declared ($0.33 per share)				(5,836)		(5,836)
Issuance of common stock	29,087	145	451			596
Vesting of restricted stock	(12,582)	(63)	63			0
Issuance of restricted stock	11,435	57	(57)			0
Forfeiture of restricted stock	(115)	(1)	1			0
Stock-based compensation			224			224
Implementation of ASU 2014-09				453		453
Implementation of ASU 2016-01				(507)	507	0
Balance, March 31, 2018	17,720,737	$88,603	$222,154	$234,192	$(7,460)	$537,489

Balance, December 31, 2018	17,732,853	$88,665	$223,161	$258,935	$(6,611)	$564,150
Net income				14,939		14,939
Other comprehensive income, net of tax of $1,286					4,837	4,837
Cash dividends declared ($0.36 per share)				(6,378)		(6,378)
Issuance of common stock	19,065	95	163			258
Vesting of restricted stock	(12,186)	(61)	61			0
Issuance of restricted stock	27,921	140	(140)			0
Forfeiture of restricted stock	(59)	0	0			0
Stock-based compensation			181			181
Implementation of ASU 2016-02				(480)	0	(480)
Balance, March 31, 2019	17,767,594	$88,839	$223,426	$267,016	$(1,774)	$577,507
See notes to condensed consolidated financial statements.

Community Trust Bancorp, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended
	March 31
(in thousands)	2019	2018
Cash flows from operating activities:
Net income	$14,939	$15,814
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,427	965
Deferred taxes	2,008	163
Stock-based compensation	200	236
Provision for loan losses	190	946
Write-downs of other real estate owned and other repossessed assets	489	467
Gains on sale of mortgage loans held for sale	(330)	(279)
Securities (gains) losses	(1)	288
Change in fair market value of equity securities	(355)	0
Gains on sale of assets, net	(51)	(68)
Proceeds from sale of mortgage loans held for sale	14,927	12,811
Funding of mortgage loans held for sale	(25,785)	(12,644)
Amortization of securities premiums and discounts, net	1,112	1,132
Change in cash surrender value of bank owned life insurance	(357)	(1,580)
Mortgage servicing rights:
Fair value adjustments	(116)	(122)
New servicing assets created	333	(100)
Changes in:
Other assets	7,082	(28,246)
Other liabilities	(3,622)	(2,380)
Net cash provided by (used in) operating activities	12,090	(12,597)

Cash flows from investing activities:
Certificates of deposit in other banks:
Maturity of certificates of deposit	2,450	1,715
Securities available-for-sale (AFS):
Purchase of AFS securities	(59,583)	(113,781)
Proceeds from the sales of AFS securities	12,550	50,327
Proceeds from prepayments and maturities of AFS securities	46,491	37,258
Securities held-to-maturity (HTM):
Proceeds from maturities of HTM securities	30	0
Change in loans, net	18,755	1,945
Purchase of premises and equipment	(226)	(507)
Proceeds from sale and retirement of premises and equipment	0	19
Redemption of stock by Federal Home Loan Bank	2,452	0
Proceeds from sale of other real estate and repossessed assets	964	457
Proceeds from settlement of bank owned life insurance	0	3,038
Net cash provided by (used in) investing activities	23,883	(19,529)

Cash flows from financing activities:
Change in deposits, net	77,153	55,807
Change in repurchase agreements and federal funds purchased, net	5,414	774
Proceeds from Federal Home Loan Bank advances	30,000	0
Payments on advances from Federal Home Loan Bank	(30,005)	(23)
Issuance of common stock	258	596
Dividends paid	(6,383)	(5,834)
Net cash provided by financing activities	76,437	51,320
Net increase in cash and cash equivalents	112,410	19,194
Cash and cash equivalents at beginning of period	141,450	175,274
Cash and cash equivalents at end of period	$253,860	194,468

Supplemental disclosures:
Interest paid	$8,830	$5,290
Non-cash activities:
Loans to facilitate the sale of other real estate owned and repossessed assets	1,797	432
Common stock dividends accrued, paid in subsequent quarter	215	207
Real estate acquired in settlement of loans	854	1,284
See notes to condensed consolidated financial statements.

Community Trust Bancorp, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1 - Summary of Significant Accounting Policies

In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments (which consist of normal recurring adjustments) necessary, to present fairly the condensed consolidated financial position as of March 31, 2019 and the results of operations and cash flows for the three months ended March 31, 2019 and 2018.  In accordance with accounting principles generally accepted in the United States of America for interim financial information, these statements do not include certain information and footnote disclosures required by accounting principles generally accepted in the United States of America for complete annual financial statements.  The results of operations and the cash flows for the three months ended March 31, 2019 and 2018 are not necessarily indicative of the results to be expected for the full year.  The condensed consolidated balance sheet as of December 31, 2018 has been derived from the audited consolidated financial statements of Community Trust Bancorp, Inc. (“CTBI”) for that period.  For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2018, included in our annual report on Form 10-K.

Principles of Consolidation – The unaudited condensed consolidated financial statements include the accounts of CTBI and its separate and distinct, wholly owned subsidiaries Community Trust Bank, Inc. (“CTB”) and Community Trust and Investment Company (“CTIC”).  All significant intercompany transactions have been eliminated in consolidation.

Reclassifications – Certain reclassifications considered to be immaterial have been made in the prior year condensed consolidated financial statements to conform to current year classifications.  These reclassifications had no effect on net income.

New Accounting Standards –

➢ Leases – In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842).   ASU 2016-02 establishes a right-of-use model that requires a lessee to record a right-of-use asset and a lease liability for all leases with terms longer than 12 months.  Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement.  For lessors, the guidance modifies the classification criteria and the accounting for sales-type and direct financing leases.  A lease will be treated as a sale if it transfers all of the risks and rewards, as well as control of the underlying asset, to the lessee.  If risks and rewards are conveyed without the transfer of control, the lease is treated as a financing. If the lessor does not convey risks and rewards or control, an operating lease results.  The amendments are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years for public business entities.  Entities are required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements, with certain practical expedients available.

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

Separating Components of a Contract

The amendments in ASU 2018-11 provide lessors with a practical expedient, by class of underlying asset, to not separate non-lease components from the associated lease component and, instead, to account for those components as a single component if the non-lease components otherwise would be accounted for under the new revenue guidance (Topic 606) and both of the following are met:

•	The timing and pattern of transfer of the non-lease component(s) and associated lease component are the same.
•	The lease component, if accounted for separately, would be classified as an operating lease.

An entity electing this practical expedient (including an entity that accounts for the combined component entirely in Topic 606) is required to disclose certain information, by class of underlying asset, as specified in the ASU.

We elected the optional transition method of the modified retrospective approach provided in ASU 2018-11 which was applied on January 1, 2019.  CTBI also elected certain relief options offered in ASU 2016-02, including the package of practical expedients, the option not to separate lease and non-lease components, and instead to account for them as a single lease component for all classes of assets, the hindsight practical expedient to allow entities to use hindsight when determining lease term and impairment of right-of-use assets, and the option not to recognize right-of-use assets and lease liabilities that arise from short-term leases (i.e., leases with terms of twelve months or less).  Refer to note 6, Leases, below for further information regarding the impact of adoption.

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

ASU 2016-13 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019.  Early adoption is permitted for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. CTBI has an implementation team working through the provisions of ASU 2016-13 including assessing the impact on its accounting and disclosures.  The team has established the historical data that will be available and has identified the potential loan segments to be analyzed.  The team is in the process of determining the portfolio methodologies to be utilized and plans to begin running parallel with its current model in the third quarter of 2019.

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

In addition, the amendments eliminate “at a minimum” from the phrase “an entity shall disclose at a minimum” to promote the appropriate exercise of discretion by entities when considering fair value measurement disclosures and to clarify that materiality is an appropriate consideration of entities and their auditors when evaluating disclosure requirements.

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

The ASU aligns the following requirements for capitalizing implementation costs:

•	Those incurred in a hosting arrangement that is a service contract, and
•	Those incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license).

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

Income Taxes – Income tax expense is based on the taxes due on the consolidated tax return plus deferred taxes based on the expected future tax benefits and consequences of temporary differences between carrying amounts and tax bases of assets and liabilities, using enacted tax rates.  Any interest and penalties incurred in connection with income taxes are recorded as a component of income tax expense in the consolidated financial statements.  During the three months ended March 31, 2019 and 2018, CTBI has not recognized a significant amount of interest expense or penalties in connection with income taxes.

In March 2019, Kentucky enacted legislation requiring financial institutions to transition from a bank franchise tax to the Kentucky corporate income tax beginning in 2021.  As a result, we booked a one-time charge of $1.0 million, or $0.06 per basic share, to income tax expense to recognize our Kentucky deferred tax liability at March 31, 2019.  While this liability will be adjusted periodically, we do not anticipate any further adjustments to have a significant impact to income.

Note 2 – Stock-Based Compensation

CTBI’s compensation expense related to stock option grants was $10 thousand and $53 thousand, respectively, for the three months ended March 31, 2019 and 2018, respectively.  Restricted stock expense for the three months ended March 31, 2019 and 2018 was $190 thousand and $183 thousand, respectively, including $19 thousand and $12 thousand in dividends paid for each period.  As of March 31, 2019, there was a total of $27 thousand of unrecognized compensation expense related to unvested stock option awards that will be recognized as expense as the awards vest over a weighted average period of 0.7 years and a total of $2.0 million of unrecognized compensation expense related to restricted stock grants that will be recognized as expense as the awards vest over a weighted average period of 3.1 years.

There were no stock options granted in the first three months of 2019 and 2018.  There were 27,921 and 11,320 shares of restricted stock granted during the three months ended March 31, 2019 and 2018, respectively.  The restricted stock was issued pursuant to the terms of CTBI’s 2015 Stock Ownership Incentive Plan.  The restrictions on the restricted stock will lapse ratably over four years.  However, in the event of certain participant employee termination events occurring within 24 months of a change in control of CTBI or the death of the participant, the restrictions will lapse, and in the event of the participant’s disability, the restrictions will lapse on a pro rata basis.  The Compensation Committee will have discretion to review and revise restrictions applicable to a participant’s restricted stock in the event of the participant’s retirement.

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

The amortized cost and fair value of securities at March 31, 2019 are summarized as follows:

Available-for-Sale

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury and government agencies	$178,233	$195	$(951)	$177,477
State and political subdivisions	123,147	1,524	(942)	123,729
U.S. government sponsored agency mortgage-backed securities	299,658	2,036	(4,103)	297,591
Other debt securities	506	0	(4)	502
Total available-for-sale securities	$601,544	$3,755	$(6,000)	$599,299

Held-to-Maturity

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
State and political subdivisions	$619	$0	$0	$619
Total held-to-maturity securities	$619	$0	$0	$619

The amortized cost and fair value of securities at December 31, 2018 are summarized as follows:

Available-for-Sale

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury and government agencies	$219,358	$48	$(1,468)	$217,938
State and political subdivisions	126,280	633	(2,425)	124,488
U.S. government sponsored agency mortgage-backed securities	255,969	397	(5,547)	250,819
Other debt securities	507	0	(6)	501
Total available-for-sale securities	$602,114	$1,078	$(9,446)	$593,746

Held-to-Maturity

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
State and political subdivisions	$649	$0	$0	$649
Total held-to-maturity securities	$649	$0	$0	$649

The amortized cost and fair value of debt securities at March 31, 2019 by contractual maturity are shown below.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale		Held-to-Maturity
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$29,546	$29,499	$619	$619
Due after one through five years	93,079	93,111	0	0
Due after five through ten years	80,646	80,248	0	0
Due after ten years	98,109	98,348	0	0
U.S. government sponsored agency mortgage-backed securities	299,658	297,591	0	0
Other debt securities	506	502	0	0
Total debt securities	$601,544	$599,299	$619	$619

As of March 31, 2019, there was a net securities gain of $356 thousand.  There was a pre-tax gain of $1 thousand realized on sales of AFS securities, and an unrealized gain of $355 thousand from the fair market value adjustment of equity securities.  As of March 31, 2018, there was a net securities loss of $288 thousand.  There was a net gain of $148 thousand realized on sales and calls of AFS securities, consisting of a pre-tax gain of $281 thousand and a pre-tax loss of $133 thousand.  This net securities loss included a loss of $436 thousand from the sale of CTBI’s CRA investment funds.

 Equity Securities at Fair Value

In 2008, Visa distributed 9,918 shares of Visa Class B restricted stock to CTBI which, upon resolution of certain pending legal matters, will become unrestricted and convertible into Visa Class A shares.  Following this distribution, significant concern existed about the ultimate realizable value of these shares, and because CTBI did not have a basis in the stock, the shares were previously not recorded as an asset on CTBI’s balance sheet.  In recent years, the concern over the realizable value has stabilized, and in late 2017 and 2018, several sales of Visa Class B shares have occurred.  While not traded in observable markets, these sales were reported by several financial institutions in various SEC 8-K and 10-K filings.  In 2018, FASB issued a technical correction to its guidance regarding equity securities, ASC 321-10-35-2, allowing an entity to subsequently elect to record an equity security without a readily determinable fair value.  In 2018, CTBI made the election permitted by ASC 321-10-35-2 to record its Visa Class B shares at fair value.  On December 31, 2018, CTBI recorded a $1.2 million gain on the recognition of the fair value of 9,918 Visa Class B shares held in its portfolio.  Equity securities at fair value as of March 31, 2019 were $1.5 million, as a result of a fair market value increase in the first quarter 2019.

The amortized cost of securities pledged as collateral, to secure public deposits and for other purposes, was $234.8 million at March 31, 2019 and $258.8 million at December 31, 2018.

The amortized cost of securities sold under agreements to repurchase amounted to $278.0 million at March 31, 2019 and $289.1 million at December 31, 2018.

CTBI evaluates its investment portfolio on a quarterly basis for impairment.  The analysis performed as of March 31, 2019 indicates that all impairment is considered temporary, market and interest rate driven, and not credit-related.  The percentage of total debt securities with unrealized losses as of March 31, 2019 was 55.9% compared to 75.7% as of December 31, 2018.  The following tables provide the amortized cost, gross unrealized losses, and fair market value, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position as of March 31, 2019 that are not deemed to be other-than-temporarily impaired.  There were no held-to-maturity securities that were deemed to be impaired as of March 31, 2019.

Available-for-Sale

(in thousands)	Amortized Cost	Gross Unrealized Losses	Fair Value
Less Than 12 Months
U.S. Treasury and government agencies	$22,910	$(8)	$22,902
State and political subdivisions	0	0	0
U.S. government sponsored agency mortgage-backed securities	935	(3)	932
Other debt securities	506	(4)	502
Total <12 months temporarily impaired AFS securities	24,351	(15)	24,336

12 Months or More
U.S. Treasury and government agencies	120,811	(943)	119,868
State and political subdivisions	39,558	(942)	38,616
U.S. government sponsored agency mortgage-backed securities	156,877	(4,100)	152,777
Other debt securities	0	0	0
Total ≥12 months temporarily impaired AFS securities	317,246	(5,985)	311,261

Total
U.S. Treasury and government agencies	143,721	(951)	142,770
State and political subdivisions	39,558	(942)	38,616
U.S. government sponsored agency mortgage-backed securities	157,812	(4,103)	153,709
Other debt securities	506	(4)	502
Total temporarily impaired AFS securities	$341,597	$(6,000)	$335,597

The analysis performed as of December 31, 2018 indicated that all impairment was considered temporary, market and interest rate driven, and not credit-related.  The following tables provide the amortized cost, gross unrealized losses, and fair market value, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position as of December 31, 2018 that are not deemed to be other-than-temporarily impaired.  There were no held-to-maturity securities that were deemed to be impaired as of December 31, 2018.

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

U.S. Treasury and Government Agencies

The unrealized losses in U.S. Treasury and government agencies were caused by interest rate increases.  The contractual terms of those investments do not permit the issuer to settle the securities at a price less than par which will equal amortized cost at maturity.  CTBI does not consider those investments to be other-than-temporarily impaired at March 31, 2019, because CTBI does not intend to sell the investments and it is not more likely than not that we will be required to sell the investments before recovery of their amortized cost, which may be maturity.

State and Political Subdivisions

The unrealized losses in securities of state and political subdivisions were caused by interest rate increases.  The contractual terms of those investments do not permit the issuer to settle the securities at a price less than par which will equal amortized cost at maturity.  CTBI does not consider those investments to be other-than-temporarily impaired at March 31, 2019, because CTBI does not intend to sell the investments before recovery of their amortized cost and it is not more likely than not that we will be required to sell the investments before recovery of their amortized cost, which may be maturity.

U.S. Government Sponsored Agency Mortgage-Backed Securities

The unrealized losses in U.S. government sponsored agency mortgage-backed securities were caused by interest rate increases.  CTBI expects to recover the amortized cost basis over the term of the securities.  CTBI does not consider those investments to be other-than-temporarily impaired at March 31, 2019, because (i) the decline in market value is attributable to changes in interest rates and not credit quality, (ii) CTBI does not intend to sell the investments, and (iii) it is not more likely than not we will be required to sell the investments before recovery of their amortized cost, which may be maturity.

Other Debt Securities

The unrealized losses in other debt securities were caused by interest rate increases.  The contractual terms of those investments do not permit the issuer to settle the securities at a price less than par which will equal amortized cost at maturity.  CTBI does not consider those investments to be other-than-temporarily impaired at March 31, 2019, because CTBI does not intend to sell the investments and it is not more likely than not that we will be required to sell the investments before recovery of their amortized cost, which may be maturity.

Note 4 – Loans

Major classifications of loans, net of unearned income, deferred loan origination costs, and net premiums on acquired loans, are summarized as follows:

(in thousands)	March 31 2019	December 31 2018
Commercial construction	$75,364	$82,715
Commercial secured by real estate	1,182,804	1,183,093
Equipment lease financing	1,354	1,740
Commercial other	388,060	377,198
Real estate construction	54,013	57,160
Real estate mortgage	720,292	722,417
Home equity	108,018	106,299
Consumer direct	141,855	144,289
Consumer indirect	517,972	533,727
Total loans	$3,189,732	$3,208,638

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

Not included in the loan balances above were loans held for sale in the amount of $13.6 million at March 31, 2019 and $2.5 million at December 31, 2018.

Refer to note 1 to the condensed consolidated financial statements for further information regarding our nonaccrual policy.  Nonaccrual loans segregated by class of loans were as follows:

(in thousands)	March 31 2019	December 31 2018
Commercial:
Commercial construction	$546	$639
Commercial secured by real estate	4,967	4,537
Commercial other	1,402	797

Residential:
Real estate construction	289	22
Real estate mortgage	4,691	5,395
Home equity	483	477
Total nonaccrual loans	$12,378	$11,867

The following tables present CTBI’s loan portfolio aging analysis, segregated by class, as of March 31, 2019 and December 31, 2018:

	March 31, 2019
(in thousands)	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Current	Total Loans	90+ and Accruing*
Commercial:
Commercial construction	$449	$0	$618	$1,067	$74,297	$75,364	$72
Commercial secured by real estate	7,829	1,460	12,335	21,624	1,161,180	1,182,804	7,794
Equipment lease financing	0	0	0	0	1,354	1,354	0
Commercial other	1,005	772	726	2,503	385,557	388,060	261
Residential:
Real estate construction	258	149	295	702	53,311	54,013	6
Real estate mortgage	1,145	4,836	6,854	12,835	707,457	720,292	4,203
Home equity	818	277	499	1,594	106,424	108,018	260
Consumer:
Consumer direct	735	215	30	980	140,875	141,855	30
Consumer indirect	2,854	611	390	3,855	514,117	517,972	390
Total	$15,093	$8,320	$21,747	$45,160	$3,144,572	$3,189,732	$13,016

	December 31, 2018
(in thousands)	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Current	Total Loans	90+ and Accruing*
Commercial:
Commercial construction	$87	$58	$698	$843	$81,872	$82,715	$58
Commercial secured by real estate	6,287	1,204	8,776	16,267	1,166,826	1,183,093	4,632
Equipment lease financing	0	0	0	0	1,740	1,740	0
Commercial other	1,057	94	1,067	2,218	374,980	377,198	581
Residential:
Real estate construction	144	438	28	610	56,550	57,160	6
Real estate mortgage	1,272	5,645	7,607	14,524	707,893	722,417	4,095
Home equity	898	365	441	1,704	104,595	106,299	246
Consumer:
Consumer direct	918	191	74	1,183	143,106	144,289	74
Consumer indirect	4,715	975	507	6,197	527,530	533,727	506
Total	$15,378	$8,970	$19,198	$43,546	$3,165,092	$3,208,638	$10,198

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

The following tables present the credit risk profile of CTBI’s commercial loan portfolio based on rating category and payment activity, segregated by class of loans, as of March 31, 2019 and December 31, 2018:

(in thousands)	Commercial Construction	Commercial Secured by Real Estate	Equipment Leases	Commercial Other	Total
March 31, 2019
Pass	$67,224	$1,031,325	$1,354	$338,695	$1,438,598
Watch	2,932	75,404	0	27,317	105,653
OAEM	1,823	18,501	0	5,811	26,135
Substandard	3,385	57,485	0	16,166	77,036
Doubtful	0	89	0	71	160
Total	$75,364	$1,182,804	$1,354	$388,060	$1,647,582

December 31, 2018
Pass	$74,222	$1,038,309	$1,740	$327,431	$1,441,702
Watch	3,070	71,834	0	28,986	103,890
OAEM	1,594	19,734	0	5,735	27,063
Substandard	3,829	53,125	0	14,970	71,924
Doubtful	0	91	0	76	167
Total	$82,715	$1,183,093	$1,740	$377,198	$1,644,746

The following tables present the credit risk profile of CTBI’s residential real estate and consumer loan portfolios based on performing or nonperforming status, segregated by class, as of March 31, 2019 and December 31, 2018:

(in thousands)	Real Estate Construction	Real Estate Mortgage	Home Equity	Consumer Direct	Consumer Indirect	Total
March 31, 2019
Performing	$53,718	$711,398	$107,275	$141,825	$517,582	$1,531,798
Nonperforming (1)	295	8,894	743	30	390	10,352
Total	$54,013	$720,292	$108,018	$141,855	$517,972	$1,542,150

December 31, 2018
Performing	$57,132	$712,927	$105,576	$144,215	$533,221	$1,553,071
Nonperforming (1)	28	9,490	723	74	506	10,821
Total	$57,160	$722,417	$106,299	$144,289	$533,727	$1,563,892

(1)  A loan is considered nonperforming if it is 90 days or more past due and/or on nonaccrual.

The total of consumer mortgage loans secured by real estate properties for which formal foreclosure proceedings are in process totaled $3.0 million at March 31, 2019 compared to $3.3 million at December 31, 2018.

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

The following table presents impaired loans, the average investment in impaired loans, and interest income recognized on impaired loans for the periods ended March 31, 2019, December 31, 2018, and March 31, 2018:

	March 31, 2019
(in thousands)	Recorded Balance	Unpaid Contractual Principal Balance	Specific Allowance	Average Investment in Impaired Loans	*Interest Income Recognized
Loans without a specific valuation allowance:
Commercial construction	$3,308	$3,308	$0	$3,655	$46
Commercial secured by real estate	32,407	34,098	0	32,811	347
Commercial other	8,903	10,598	0	8,866	139
Real estate construction	0	0	0	0	0
Real estate mortgage	2,337	2,337	0	2,329	19

Loans with a specific valuation allowance:
Commercial construction	324	324	164	324	3
Commercial secured by real estate	1,922	3,060	847	1,966	10
Commercial other	1,154	1,154	620	1,169	17

Totals:
Commercial construction	3,632	3,632	164	3,979	49
Commercial secured by real estate	34,329	37,158	847	34,777	357
Commercial other	10,057	11,752	620	10,035	156
Real estate construction	0	0	0	0	0
Real estate mortgage	2,337	2,337	0	2,329	19
Total	$50,355	$54,879	$1,631	$51,120	$581

	December 31, 2018
(in thousands)	Recorded Balance	Unpaid Contractual Principal Balance	Specific Allowance	Average Investment in Impaired Loans	*Interest Income Recognized
Loans without a specific valuation allowance:
Commercial construction	$4,100	$4,100	$0	$3,923	$171
Commercial secured by real estate	29,645	31,409	0	30,250	1,412
Commercial other	8,285	9,982	0	8,774	530
Real estate construction	0	0	0	106	0
Real estate mortgage	1,882	1,882	0	1,666	41

Loans with a specific valuation allowance:
Commercial construction	127	127	50	42	0
Commercial secured by real estate	1,854	2,983	605	2,051	1
Commercial other	473	473	146	285	16

Totals:
Commercial construction	4,227	4,227	50	3,965	171
Commercial secured by real estate	31,499	34,392	605	32,301	1,413
Commercial other	8,758	10,455	146	9,059	546
Real estate construction	0	0	0	106	0
Real estate mortgage	1,882	1,882	0	1,666	41
Total	$46,366	$50,956	$801	$47,097	$2,171

	March 31, 2018
(in thousands)	Recorded Balance	Unpaid Contractual Principal Balance	Specific Allowance	Average Investment in Impaired Loans	*Interest Income Recognized
Loans without a specific valuation allowance:
Commercial construction	$4,009	$4,009	$0	$4,168	$37
Commercial secured by real estate	31,284	33,377	0	31,566	352
Commercial other	9,183	10,913	0	9,332	152
Real estate construction	318	318	0	318	0
Real estate mortgage	1,286	1,294	0	1,284	0

Loans with a specific valuation allowance:
Commercial secured by real estate	2,105	3,221	739	2,132	0

Totals:
Commercial construction	4,009	4,009	0	4,168	37
Commercial secured by real estate	33,389	36,598	739	33,698	352
Commercial other	9,183	10,913	0	9,332	152
Real estate construction	318	318	0	318	0
Real estate mortgage	1,286	1,294	0	1,284	0
Total	$48,185	$53,132	$739	$48,800	$541

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

During 2019, certain loans were modified in troubled debt restructurings, where economic concessions were granted to borrowers consisting of reductions in the interest rates, payment extensions, forgiveness of principal, and forbearances.  Presented below, segregated by class of loans, are troubled debt restructurings that occurred during the three months ended March 31, 2019 and 2018 and the year ended December 31, 2018:

	Three Months Ended March 31, 2019
(in thousands)	Number of Loans	Term Modification	Rate Modification	Combination	Post-Modification Outstanding Balance
Commercial:
Commercial secured by real estate	5	828	0	642	1,470
Commercial other	7	1,122	0	140	1,262
Residential:
Real estate mortgage	1	463	0	0	463
Total troubled debt restructurings	13	$2,413	$0	$782	$3,195

	Year Ended December 31, 2018
(in thousands)	Number of Loans	Term Modification	Rate Modification	Combination	Post-Modification Outstanding Balance
Commercial:
Commercial construction	5	$2,182	$0	$15	$2,197
Commercial secured by real estate	24	4,004	0	1,383	5,387
Commercial other	8	465	0	0	465
Residential:
Real estate construction	0	0	0	0	0
Real estate mortgage	3	264	0	704	968
Total troubled debt restructurings	40	$6,915	$0	$2,102	$9,017

	Three Months Ended March 31, 2018
(in thousands)	Number of Loans	Term Modification	Rate Modification	Combination	Post-Modification Outstanding Balance
Commercial:
Commercial construction	2	$32	$0	$15	$47
Commercial secured by real estate	9	786	0	983	1,769
Commercial other	5	182	0	0	182
Total troubled debt restructurings	16	$1,000	$0	$998	$1,998

No charge-offs have resulted from modifications for any of the presented periods.  We had commitments to extend additional credit in the amount of $45 thousand on loans that were considered troubled debt restructurings.

Loans retain their accrual status at the time of their modification. As a result, if a loan is on nonaccrual at the time it is modified, it stays as nonaccrual, and if a loan is on accrual at the time of the modification, it generally stays on accrual.  Commercial and consumer loans modified in a troubled debt restructuring are closely monitored for delinquency as an early indicator of possible future default.  If loans modified in a troubled debt restructuring subsequently default, CTBI evaluates the loan for possible further impairment.  The allowance for loan losses may be increased, adjustments may be made in the allocation of the allowance, or partial charge-offs may be taken to further write-down the carrying value of the loan.  There were no loans that were modified as troubled debt restructurings within the past twelve months which have subsequently defaulted as of March 31, 2019 or 2018.  CTBI considers a loan in default when it is 90 days or more past due or transferred to nonaccrual.

Note 5 – Allowance for Loan and Lease Losses

The following tables present the balance in the allowance for loan and lease losses (“ALLL”) and the recorded investment in loans based on portfolio segment and impairment method as of March 31, 2019, December 31, 2018 and March 31, 2018:

	March 31, 2019
(in thousands)	Commercial Construction	Commercial Secured by Real Estate	Equipment Lease Financing	Commercial Other	Real Estate Construction	Real Estate Mortgage	Home Equity	Consumer Direct	Consumer Indirect	Total
Allowance for loan losses
Beginning balance	$862	$14,531	$12	$4,993	$512	$4,433	$841	$1,883	$7,841	$35,908
Provision charged to expense	38	287	(2)	382	(116)	(278)	84	(119)	(86)	190
Losses charged off	0	(35)	0	(242)	0	(120)	(25)	(246)	(1,387)	(2,055)
Recoveries	3	17	0	84	0	18	1	117	721	961
Ending balance	$903	$14,800	$10	$5,217	$396	$4,053	$901	$1,635	$7,089	$35,004

Ending balance:
Individually evaluated for impairment	$164	$847	$0	$620	$0	$0	$0	$0	$0	$1,631
Collectively evaluated for impairment	$739	$13,953	$10	$4,597	$396	$4,053	$901	$1,635	$7,089	$33,373

Loans
Ending balance:
Individually evaluated for impairment	$3,632	$34,329	$0	$10,057	$0	$2,337	$0	$0	$0	$50,355
Collectively evaluated for impairment	$71,732	$1,148,475	$1,354	$378,003	$54,013	$717,955	$108,018	$141,855	$517,972	$3,139,377

	December 31, 2018
(in thousands)	Commercial Construction	Commercial Secured by Real Estate	Equipment Lease Financing	Commercial Other	Real Estate Construction	Real Estate Mortgage	Home Equity	Consumer Direct	Consumer Indirect	Total
Allowance for loan losses
Beginning balance	$686	$14,509	$18	$5,039	$660	$5,688	$857	$1,863	$6,831	$36,151
Provision charged to expense	115	786	(6)	824	(115)	(336)	39	572	4,288	6,167
Losses charged off	0	(988)	0	(1,513)	(33)	(1,004)	(69)	(997)	(6,394)	(10,998)
Recoveries	61	224	0	643	0	85	14	445	3,116	4,588
Ending balance	$862	$14,531	$12	$4,993	$512	$4,433	$841	$1,883	$7,841	$35,908

Ending balance:
Individually evaluated for impairment	$50	$605	$0	$146	$0	$0	$0	$0	$0	$801
Collectively evaluated for impairment	$812	$13,926	$12	$4,847	$512	$4,433	$841	$1,883	$7,841	$35,107

Loans
Ending balance:
Individually evaluated for impairment	$4,227	$31,499	$0	$8,758	$0	$1,882	$0	$0	$0	$46,366
Collectively evaluated for impairment	$78,488	$1,151,594	$1,740	$368,440	$57,160	$720,535	$106,299	$144,289	$533,727	$3,162,272

	March 31, 2018
(in thousands)	Commercial Construction	Commercial Secured by Real Estate	Equipment Lease Financing	Commercial Other	Real Estate Construction	Real Estate Mortgage	Home Equity	Consumer Direct	Consumer Indirect	Total
Allowance for loan losses
Beginning balance	$686	$14,509	$18	$5,039	$660	$5,688	$857	$1,863	$6,831	$36,151
Provision charged to expense	(14)	(191)	5	(651)	(4)	435	5	80	1,281	946
Losses charged off	0	(210)	0	(236)	(23)	(193)	(1)	(216)	(2,098)	(2,977)
Recoveries	14	25	0	77	0	6	1	71	875	1,069
Ending balance	$686	$14,133	$23	$4,229	$633	$5,936	$862	$1,798	$6,889	$35,189

Ending balance:
Individually evaluated for impairment	$0	$739	$0	$0	$0	$0	$0	$0	$0	$739
Collectively evaluated for impairment	$686	$13,394	$23	$4,229	$633	$5,936	$862	$1,798	$6,889	$34,450

Loans
Ending balance:
Individually evaluated for impairment	$4,009	$33,389	$0	$9,183	$318	$1,286	$0	$0	$0	$48,185
Collectively evaluated for impairment	$74,638	$1,158,239	$2,683	$329,452	$63,575	$717,472	$99,593	$136,576	$487,828	$3,070,056

Note 6 – Leases

Effective January 1, 2019, CTBI adopted ASU No. 2016-02, Leases, (Topic 842) and all subsequent ASUs that modified Topic 842.  Based on leases outstanding at December 31, 2018, the impact of adoption was recording a lease liability of approximately $16.1 million, a right-of-use asset of approximately $15.5 million, and a cumulative-effect adjustment to retained earnings of approximately $0.5 million, net of a $0.1 million adjustment to our deferred tax liability.  CTBI has no finance leases or material subleases or leasing arrangements for which it is the lessor of property or equipment.

CTBI has operating leases for banking and ATM locations.  These leases have remaining lease terms of 1 year to 45 years, some of which include options to extend the leases for up to 5 years.  We evaluated the original lease terms for each operating lease, some of which include options to extend the leases for up to 5 years, using hindsight.  These options, some of which include variable costs related to rent escalations based on recent financial indices, such as the Consumer Price Index, where CTBI estimates future rent increases, are included in the calculation of the lease liability and right-of-use asset when management determines it is reasonably certain the option will be exercised.  CTBI determines this on each lease by considering all relevant contract-based, asset-based, market-based, and entity-based economic factors. Right-of-use assets and lease liabilities are recognized at lease commencement based on the present value of the remaining lease payments using a discount rate that represents our incremental borrowing rate on a collateralized basis, over a similar term at the lease commencement date.  Right-of-use assets are further adjusted for prepaid rent, lease incentives, and initial direct costs, if any.

The components of lease expense for the three months ended March 31, 2019 were as follows:

(in thousands)	2019
Short-term lease cost	$71
Operating lease cost	461
Sublease income	(68)
Total lease cost	$464

Supplemental cash flow information related to CTBI’s operating leases for the three months ended March 31, 2019 was as follows:

(in thousands)	2019
Operating lease – operating cash flows (fixed payments)	$458
Right-of-use assets obtained in exchange for new operating lease liabilities	$0
Weighted average lease term – operating leases	15.35 years
Weighted average discount rate – operating leases	3.47%

Maturities of lease liabilities as of March 31, 2019 are as follows:

(in thousands)	Operating Leases
2019	$1,271
2020	1,715
2021	1,744
2022	1,729
2023	1,650
Thereafter	12,822
Total lease payments	20,931
Less imputed interest	(5,188)
Total	$15,743

At December 31, 2018, minimum non-cancellable rental payments were as follows:

(in thousands)	Operating Lease Payments
2019	$1,999
2020	1,710
2021	1,737
2022	1,760
2023	1,696
Thereafter	13,031
Total	$21,933

Note 7 – Other Real Estate Owned

Activity for other real estate owned was as follows:

(in thousands)	March 31, 2019	March 31, 2018
Beginning balance of other real estate owned	$27,273	$31,996
New assets acquired	854	1,284
Fair value adjustments	(447)	(467)
Sale of assets	(2,710)	(809)
Ending balance of other real estate owned	$24,970	$32,004

Carrying costs and fair value adjustments associated with foreclosed properties for the three months ended March 31, 2019 and 2018 were $0.8 million and $0.9 million, respectively.  See note 1 for a description of our accounting policies relative to foreclosed properties and other real estate owned.

The major classifications of foreclosed properties are shown in the following table:

(in thousands)	March 31 2019	December 31 2018
1-4 family	$4,761	$5,253
Agricultural/farmland	0	0
Construction/land development/other	14,201	15,017
Multifamily	88	88
Non-farm/non-residential	5,920	6,915
Total foreclosed properties	$24,970	$27,273

Note 8 – Repurchase Agreements

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

We monitor collateral levels on a continuous basis and maintain records of each transaction specifically describing the applicable security and the counterparty’s fractional interest in that security, and we segregate the security from its general assets in accordance with regulations governing custodial holdings of securities.  The primary risk with our repurchase agreements is market risk associated with the securities securing the transactions, as we may be required to provide additional collateral based on fair value changes of the underlying securities.  Securities pledged as collateral under repurchase agreements are maintained with our safekeeping agents.  The carrying value of investment securities available-for-sale pledged as collateral under repurchase agreements totaled $277.6 million and $285.2 million at March 31, 2019 and December 31, 2018, respectively.

The remaining contractual maturity of the securities sold under agreements to repurchase by class of collateral pledged included in the accompanying consolidated balance sheets as of March 31, 2019 and December 31, 2018 is presented in the following tables:

	March 31, 2019
	Remaining Contractual Maturity of the Agreements
(in thousands)	Overnight and Continuous	Up to 30 days	30-90 days	Greater Than 90 days	Total
Repurchase agreements and repurchase-to-maturity transactions:
U.S. Treasury and government agencies	$25,358	$0	$0	$61,703	$87,061
State and political subdivisions	56,322	500	0	13,366	70,188
U.S. government sponsored agency mortgage-backed securities	29,388	0	0	50,869	80,257
Total	$111,068	$500	$0	$125,938	$237,506

	December 31, 2018
	Remaining Contractual Maturity of the Agreements
(in thousands)	Overnight and Continuous	Up to 30 days	30-90 days	Greater Than 90 days	Total
Repurchase agreements and repurchase-to-maturity transactions:
U.S. Treasury and government agencies	$25,346	$0	$2,548	$60,699	$88,593
State and political subdivisions	58,864	0	2,995	10,384	72,243
U.S. government sponsored agency mortgage-backed securities	22,076	0	1,877	47,923	71,876
Total	$106,286	$0	$7,420	$119,006	$232,712

Note 9 – Fair Market Value of Financial Assets and Liabilities

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

Recurring Measurements

The following tables present the fair value measurements of assets recognized in the accompanying balance sheets measured at fair value on a recurring basis as of March 31, 2019 and December 31, 2018 and indicate the level within the fair value hierarchy of the valuation techniques.

		Fair Value Measurements at March 31, 2019 Using
(in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets measured – recurring basis
Available-for-sale securities:
U.S. Treasury and government agencies	$177,477	$56,744	$120,733	$0
State and political subdivisions	123,729	0	123,729	0
U.S. government sponsored agency mortgage-backed securities	297,591	0	297,591	0
Other debt securities	502	0	502	0
Equity securities at fair value	1,528	0	0	1,528
Mortgage servicing rights	3,390	0	0	3,390

		Fair Value Measurements at December 31, 2018 Using
(in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets measured – recurring basis
Available-for-sale securities:
U.S. Treasury and government agencies	$217,938	$91,028	$126,910	$0
State and political subdivisions	124,488	0	124,488	0
U.S. government sponsored agency mortgage-backed securities	250,819	0	250,819	0
Other debt securities	501	0	501	0
Equity securities at fair value	1,173	0	0	1,173
Mortgage servicing rights	3,607	0	0	3,607

Following is a description of the valuation methodologies and inputs used for assets measured at fair value on a recurring basis and recognized in the accompanying balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy.  These valuation methodologies were applied to all of CTBI’s financial assets carried at fair value.  CTBI had no liabilities measured and recorded at fair value as of March 31, 2019 and December 31, 2018.  There have been no significant changes in the valuation techniques during the quarter ended March 31, 2019.  For assets classified within Level 3 of the fair value hierarchy, the process used to develop the reported fair value is described below.

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

Equity Securities at Fair Value

As of March 31, 2019, the only securities owned by CTBI that were valued using Level 3 criteria are Visa Class B Stock (included in equity securities at fair value).  In determining fair value for Visa Class B Stock, CTBI utilizes the expertise of an independent third party.  Accordingly, fair value is determined by the independent third party using an income approach by utilizing assumptions about factors such as quarterly common stock dividend payments, the conversion of the securities to the relevant Class A Stock shares subject to the prevailing conversion rate and conversion date.  We have reviewed the assumptions, processes, and conclusions of the third party provider.  We have determined these assumptions, processes, and conclusions to be  reasonable and appropriate in determining the fair value of this asset.  See the table below for inputs and valuation techniques used for Level 3 equity securities.

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

Transfers between Levels

There were no transfers between Levels 1, 2, and 3 as of March 31, 2019.

Level 3 Reconciliation

Following is a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the accompanying balance sheet using significant unobservable (Level 3) inputs:

(in thousands)	Three Months Ended March 31, 2019		Three Months Ended March 31, 2018
	Equity Securities at Fair Value	Mortgage Servicing Rights	Equity Securities at Fair Value	Mortgage Servicing Rights
Beginning balance	$1,173	$3,607	$0	$3,484
Total unrealized gains (losses)
Included in net income	355	(234)	0	228
Issues	0	116	0	100
Settlements	0	(99)	0	(106)
Ending balance	$1,528	$3,390	$0	$3,706

Total gains (losses) for the period included in net income attributable to the change in unrealized gains or losses related to assets still held at the reporting date	$355	$(234)	$0	$228

Realized and unrealized gains and losses for items reflected in the table above are included in net income in the consolidated statements of income as follows:

Noninterest Income
	Three Months Ended
	March 31
(in thousands)	2019	2018
Total gains	$116	$122

Nonrecurring Measurements

The following tables present the fair value measurements of assets recognized in the accompanying balance sheets measured at fair value on a nonrecurring basis as of March 31, 2019 and December 31, 2018 and indicate the level within the fair value hierarchy of the valuation techniques.

		Fair Value Measurements at March 31, 2019 Using
(in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets measured – nonrecurring basis
Impaired loans (collateral dependent)	$1,078	$0	$0	$1,078
Other real estate owned	2,345	0	0	2,345

		Fair Value Measurements at December 31, 2018 Using
(in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets measured – nonrecurring basis
Impaired loans (collateral dependent)	$747	$0	$0	$747
Other real estate owned	6,500	0	0	6,500

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

Loans considered impaired under ASC 310-35, Impairment of a Loan, are loans for which, based on current information and events, it is probable that the creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement.  Impaired loans are subject to nonrecurring fair value adjustments to reflect subsequent (i) partial write-downs that are based on the observable market price or current appraised value of the collateral or (ii) the full charge-off of the loan carrying value.  Quarter-to-date fair value adjustments on impaired loans disclosed above were $0.4 million and $0.3 million for the quarters ended March 31, 2019 and December 31, 2018, respectively.  There were no fair value adjustments on impaired loans for the quarter ended March 31, 2018.

Other Real Estate Owned

In accordance with the provisions of ASC 360, Property, Plant, and Equipment, other real estate owned (“OREO”) is carried at the lower of fair value at acquisition date or current estimated fair value, less estimated cost to sell when the real estate is acquired.  Estimated fair value of OREO is based on appraisals or evaluations.  OREO is classified within Level 3 of the fair value hierarchy.  Long-lived assets are subject to nonrecurring fair value adjustments to reflect subsequent partial write-downs that are based on the observable market price or current appraised value of the collateral.  Quarter-to-date fair value adjustments on other real estate owned disclosed above were $0.4 million, $0.4 million, and $0.5 million for the quarters ended March 31, 2019, December 31, 2018, and March 31, 2018, respectively.

Our policy for determining the frequency of periodic reviews is based upon consideration of the specific properties and the known or perceived market fluctuations in a particular market and is typically between 12 and 18 months but generally not more than 24 months.  Appraisers are selected from the list of approved appraisers maintained by management.

Unobservable (Level 3) Inputs

The following tables present quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements at March 31, 2019 and December 31, 2018.

(in thousands)	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at March 31, 2019	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Equity securities at fair value	$1,528	Discount cash flows, computer pricing model	Discount rate	8.0% - 12.0% (10.0%)
			Conversion date	Dec 2022 – Dec 2026 (Dec 2024)

Mortgage servicing rights	$3,390	Discount cash flows, computer pricing model	Constant prepayment rate	7.0% - 21.8% (10.5%)
			Probability of default	0.0% - 100.0% (2.8%)
			Discount rate	10.0% - 11.5% (10.1%)

Impaired loans (collateral-dependent)	$1,078	Market comparable properties	Marketability discount	0.0% - 96.3% (45.6%)

Other real estate owned	$2,345	Market comparable properties	Comparability adjustments	10.0% - 55.2% (14.9%)

(in thousands)	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at December 31, 2018	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Equity securities at fair value	$1,173	Discount cash flows, computer pricing model	Discount rate	8.0% - 12.0% (10.0%)
			Conversion date	Dec 2022 – Dec 2026 (Dec 2024)

Mortgage servicing rights	$3,607	Discount cash flows, computer pricing model	Constant prepayment rate	7.0% - 28.1% (9.5%)
			Probability of default	0.0% - 100.0% (2.6%)
			Discount rate	10.0% - 11.5% (10.1%)

Impaired loans (collateral-dependent)	$747	Market comparable properties	Marketability discount	0.0% - 95.1% (41.5%)

Other real estate owned	$6,500	Market comparable properties	Comparability adjustments	6.0% - 47.6% (14.9%)

Sensitivity of Significant Unobservable Inputs

The following is a discussion of the sensitivity of significant unobservable inputs, the interrelationships between those inputs and other unobservable inputs used in recurring fair value measurement and of how those inputs might magnify or mitigate the effect of changes in the unobservable inputs on the fair value measurement.

Equity Securities at Fair Value

Fair market value for equity securities is derived based on unobservable inputs, such as the discount rate, quarterly dividend payments payable to the Visa Class B common stock and the prevailing conversion rate at the conversion date.  The most recent conversion rate of 1.6298 and the most recent dividend rate of 0.4074 were used to derive the fair value estimate.  Significant increases (decreases) in either of those inputs in isolation would result in a significantly lower (higher) fair value measurement.  Generally, a change in the assumption used for discount rate is accompanied by a directionally opposite change in the fair value estimate.

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

Fair Value of Financial Instruments

The following table presents estimated fair value of CTBI’s financial instruments as of March 31, 2019 and indicates the level within the fair value hierarchy of the valuation techniques.  In accordance with the prospective adoption of ASU 2016-01, the fair values as of March 31, 2019 were measured using an exit price notion.

		Fair Value Measurements at March 31, 2019 Using
(in thousands)	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$253,860	$253,860	$0	$0
Certificates of deposit in other banks	1,470	0	1,470	0
Securities available-for-sale	599,299	56,744	542,555	0
Securities held-to-maturity	619	0	619	0
Equity securities at fair value	1,528	0	0	1,528
Loans held for sale	13,649	13,752	0	0
Loans, net	3,154,728	0	0	3,150,772
Federal Home Loan Bank stock	12,261	0	12,261	0
Federal Reserve Bank stock	4,887	0	4,887	0
Accrued interest receivable	15,188	0	15,188	0
Mortgage servicing rights	3,390	0	0	3,390

Financial liabilities:
Deposits	$3,383,103	$841,996	$2,559,903	$0
Repurchase agreements	237,506	0	0	237,556
Federal funds purchased	1,800	0	1,800	0
Advances from Federal Home Loan Bank	431	0	461	0
Long-term debt	59,341	0	0	44,166
Accrued interest payable	3,983	0	3,983	0

Unrecognized financial instruments:
Letters of credit	$0	$0	$0	$0
Commitments to extend credit	0	0	0	0
Forward sale commitments	0	0	0	0

The following table presents estimated fair value of CTBI’s financial instruments as of December 31, 2018 and indicates the level within the fair value hierarchy of the valuation techniques.

		Fair Value Measurements at December 31, 2018 Using
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

Note 10 – Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended
	March 30
(in thousands except per share data)	2019	2018
Numerator:
Net income	$14,939	$15,814

Denominator:
Basic earnings per share:
Weighted average shares	17,712	17,671
Diluted earnings per share:
Effect of dilutive stock options and restricted stock grants	11	16
Adjusted weighted average shares	17,723	17,687

Earnings per share:
Basic earnings per share	$0.84	$0.89
Diluted earnings per share	0.84	0.89

There were no options to purchase common shares that were excluded from the diluted calculations above for the three months ended March 31, 2019 and 2018.  In addition to in-the-money stock options, unvested restricted stock grants were also used in the calculation of diluted earnings per share based on the treasury method.

Note 11 – Accumulated Other Comprehensive Income

Unrealized gains on AFS securities

Amounts reclassified from accumulated other comprehensive income (AOCI) and the affected line items in the statements of income during the three months ended March 31, 2019 and 2018 were:

	Amounts Reclassified from AOCI
(in thousands)	Three Months Ended March 31
	2019	2018
Affected line item in the statements of income
Securities gains	$1	$149
Tax expense	0	31
Total reclassifications out of AOCI	$1	$118

Note 12 – Subsequent Events

As a bank doing business in Kentucky, CTB is subject to a capital-based Kentucky bank franchise tax and exempt from Kentucky corporate income tax.  However, in March 2019, Kentucky enacted HB354, which will transition CTB from the bank franchise tax to a corporate income tax beginning January 1, 2021.  The current Kentucky corporate income tax rate is 5%.  As of March 31, 2019, CTBI recorded a deferred tax liability, net of the federal benefit, of $1.0 million due to the enactment of HB354.

Subsequent to quarter end, in April 2019, Kentucky enacted HB458.  HB458 allows for combined filing with CTBI, CTB, and CTIC.  CTBI had previously filed a separate company return and generated net operating losses, in which it had maintained a valuation allowance against the related deferred tax asset.  HB458 also allows for certain net operating losses to be utilized on a combined return.  CTBI expects to file a combined return, beginning in 2021, and to utilize these previously generated losses.  The estimated tax benefit to reverse the valuation allowance on the deferred tax asset for these losses is expected to be approximately $3.0 million and will be recorded in the second quarter 2019.

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

● Our Business

● Results of Operations and Financial Condition

● Dividends

● Liquidity and Market Risk

● Interest Rate Risk

● Capital Resources

● Impact of Inflation, Changing Prices, and Economic Conditions

● Stock Repurchase Program

● Critical Accounting Policies and Estimates

Our Business

Community Trust Bancorp, Inc. (“CTBI”) is a bank holding company headquartered in Pikeville, Kentucky.  Currently, we own one commercial bank, Community Trust Bank, Inc. (“CTB”) and one trust company, Community Trust and Investment Company, Inc. (“CTIC”).  Through our subsidiaries, we have seventy-nine banking locations in eastern, northeastern, central, and south central Kentucky, southern West Virginia, and northeastern Tennessee, four trust offices across Kentucky, and one trust office in northeastern Tennessee.  At March 31, 2019, we had total consolidated assets of $4.3 billion and total consolidated deposits, including repurchase agreements, of $3.6 billion.  Total shareholders’ equity at March 31, 2019 was $577.5 million.  Trust assets under management, which are excluded from CTBI’s total consolidated assets, at March 31, 2019, were $2.1 billion.  Trust assets under management include CTB’s investment portfolio totaling $0.6 billion.

Through its subsidiaries, CTBI engages in a wide range of commercial and personal banking and trust and wealth management activities, which include accepting time and demand deposits; making secured and unsecured loans to corporations, individuals and others; providing cash management services to corporate and individual customers; issuing letters of credit; renting safe deposit boxes; and providing funds transfer services.  The lending activities of CTB include making commercial, construction, mortgage, and personal loans.  Lease-financing, lines of credit, revolving lines of credit, term loans, and other specialized loans, including asset-based financing, are also available.  Our corporate subsidiaries act as trustees of personal trusts, as executors of estates, as trustees for employee benefit trusts, as paying agents for bond and stock issues, as investment agent, as depositories for securities, and as providers of full service brokerage and insurance services.  For further information, see Item 1 of our annual report on Form 10-K for the year ended December 31, 2018.

Results of Operations and Financial Condition

We reported earnings for the first quarter 2019 of $14.9 million, or $0.84 per basic share, compared to $15.7 million, or $0.89 per basic share, earned during the fourth quarter 2018 and $15.8 million, or $0.89 per basic share, earned during the first quarter 2018.

Quarterly Highlights

●	Net interest income for the quarter of $36.0 million was a decrease of $0.3 million, or 0.8%, from fourth quarter 2018 but an increase of $1.4 million, or 4.0%, from prior year first quarter.

●
Provision for loan losses for the quarter ended March 31, 2019 decreased $1.6 million from prior quarter and $0.8 million from prior year same quarter with improvement in charge-offs and credit metrics combined with a decline in loan volume during the quarter.

●	Our loan portfolio decreased $18.9 million, an annualized 2.4%, during the quarter but increased $71.5 million, or 2.3%, from March 31, 2018.

●
Net loan charge-offs for the quarter ended March 31, 2019 were $1.1 million, or 0.14% of average loans annualized, compared to $1.6 million, or 0.20%, experienced for the fourth quarter 2018 and $1.9 million, or 0.25%, for the first quarter 2018.

●
Nonperforming loans at $25.4 million increased $3.3 million from December 31, 2018 but decreased $0.6 million from March 31, 2018.  Nonperforming assets at $50.4 million increased $1.0 million from December 31, 2018 but decreased $7.7 million from March 31, 2018.

●	Deposits, including repurchase agreements, increased $81.9 million, an annualized 9.4%, during the quarter and $56.1 million, or 1.6%, from March 31, 2018.

●
Noninterest income for the quarter ended March 31, 2019 of $12.2 million was relatively flat to prior quarter, but a decrease of $1.1 million, or 8.6%, from prior year same quarter.  The decrease in noninterest income from prior year was primarily the result of $1.2 million in death benefits received on bank owned life insurance in the first quarter 2018.

●
Noninterest expense for the quarter ended March 31, 2019 of $29.1 million increased $0.9 million, or 3.2%, from prior quarter, and $0.4 million, or 1.4%, from prior year same quarter.  The increase in noninterest expense was primarily due to increased personnel expense.

●
In March 2019, Kentucky enacted legislation requiring financial institutions to transition from a bank franchise tax to the Kentucky corporate income tax beginning in 2021.  As a result, we booked a one-time charge of $1.0 million, or $0.06 per basic share, to income tax expense to recognize our Kentucky deferred tax liability at March 31, 2019.  While this liability will be adjusted periodically, we do not anticipate any further adjustments to have a significant impact to income.

Subsequent to quarter end, in April 2019, Kentucky enacted HB458.  HB458 allows for combined filing with CTBI, CTB, and CTIC.  CTBI had previously filed a separate company return and generated net operating losses, in which it had maintained a valuation allowance against the related deferred tax asset.  HB458 also allows for certain net operating losses to be utilized on a combined return.  CTBI expects to file a combined return, beginning in 2021, and to utilize these previously generated losses.  The estimated tax benefit to reverse the valuation allowance on the deferred tax asset for these losses is expected to be approximately $3.0 million and will be recorded in the second quarter 2019.

Income Statement Review

(dollars in thousands)			Change 2019 vs. 2018
Three Months Ended March 31	2019	2018	Amount	Percent
Net interest income	$35,983	$34,591	$1,392	4.0%
Provision for loan losses	190	946	(756)	(79.9)
Noninterest income	12,170	13,310	(1,140)	(8.6)
Noninterest expense	29,083	28,681	402	1.4
Income taxes	3,941	2,460	1,481	60.2
Net income	$14,939	$15,814	$(875)	(5.5)%

Average earning assets	$3,966,483	$3,870,242	$96,241	2.5%

Yield on average earnings assets, tax equivalent*	4.71%	4.28%	0.43%	10.3%
Cost of interest bearing funds	1.43%	0.87%	0.56%	63.5%
Net interest margin, tax equivalent*	3.70%	3.65%	0.05%	1.5%

*Yield on average earning assets and net interest margin were computed on a tax equivalent basis using a 21% tax rate.

Net Interest Income

Net interest income for the quarter of $36.0 million was a decrease of $0.3 million, or 0.8%, from fourth quarter 2018 but an increase of $1.4 million, or 4.0%, from prior year first quarter.  Our net interest margin at 3.70% was an increase of 2 basis points from prior quarter and 5 basis points from prior year same quarter, while our average earning assets increased $29.4 million and $96.2 million, respectively, during those same periods.  Our yield on average earning assets increased 13 basis points from prior quarter and 43 basis points from prior year same quarter, and our cost of funds increased 16 basis points from prior quarter and 56 basis points from prior year same quarter.  Our ratio of average loans to deposits, including repurchase agreements, was 89.9% for the quarter ended March 31, 2019 compared to 89.8% for the quarter ended December 31, 2018 and 88.6% for the quarter ended March 31, 2018.

Provision for Loan Losses

The provision for loan losses that was added to the allowance for the first quarter 2019 was $0.2 million compared to $1.7 million for the quarter ended December 31, 2018 and $0.9 million for the quarter ended March 31, 2018.  This provision represented a charge against current earnings in order to maintain the allowance at an appropriate level determined using the accounting estimates described in the Critical Accounting Policies and Estimates section.  Our reserve coverage (allowance for loan and lease loss reserve to nonperforming loans) at March 31, 2019 was 137.8% compared to 162.7% at December 31, 2018 and 135.6% at March 31, 2018.  Our loan loss reserve as a percentage of total loans outstanding at March 31, 2019 was 1.10%, down from the 1.12% at December 31, 2018 and 1.13% at March 31, 2018.  The decrease in our provision for loan losses was driven by the improvement in our twelve quarter performance metrics used in determining the allowance for loan losses, along with the 14 basis points in annualized net charge-offs for the quarter.  The twelve quarter performance metrics that have contributed to the majority of the reduction in required reserves include:  (1) historical losses, (2) delinquency trends, and (3) interest rate risks associated with rising interest rates.

Noninterest Income

Noninterest income for the quarter ended March 31, 2019 of $12.2 million was relatively flat to prior quarter, but a decrease of $1.1 million, or 8.6%, from prior year same quarter.  The decrease in noninterest income from prior year was primarily the result of $1.2 million in death benefits received on bank owned life insurance in the first quarter 2018.  Noninterest income for the quarter was also impacted by decreased deposit service charges ($0.1 million), trust revenue ($0.4 million), and loan related fees ($0.6 million) year over year, offset by a positive variance in securities gains of $0.6 million and miscellaneous income of $0.5 million resulting from an adjustment of a mortgage servicing account held by a third party.  The decrease in loan related fees was the result of a decline in the fair value of our mortgage servicing rights.

Noninterest Expense

Noninterest expense for the quarter ended March 31, 2019 of $29.1 million increased $0.9 million, or 3.2%, from prior quarter, and $0.4 million, or 1.4%, from prior year same quarter.  The increase in noninterest expense was primarily due to increased personnel expense.  The $0.7 million quarter over quarter increase in personnel expense included increases in salaries ($0.3 million), bonuses ($0.5 million), and related taxes ($0.2 million), partially offset by a decrease in the cost of group medical and life insurance ($0.3 million).  The $0.3 million prior year same quarter variance in personnel expense was primarily due to increased salaries ($0.5 million) and other employee benefits ($0.1 million), offset by a $0.4 million decrease in the cost of group medical and life insurance.

Balance Sheet Review

CTBI’s total assets at $4.3 billion increased $111.7 million, or 10.8% annualized, from December 31, 2018 and $117.6 million, or 2.8%, from March 31, 2018.  Loans outstanding at March 31, 2019 were $3.2 billion, a decrease of $18.9 million, an annualized 2.4%, from December 31, 2018 but an increase of $71.5 million, or 2.3%, from March 31, 2018.  We experienced an increase during the quarter of $2.8 million in the commercial loan portfolio, offset by decreases of $15.7 million in the indirect loan portfolio, $3.6 million in the residential loan portfolio, and $2.4 million in the consumer loan portfolio.  CTBI’s investment portfolio increased $5.9 million, or an annualized 4.0%, from December 31, 2018 but decreased $4.1 million, or 0.7%, from March 31, 2018.  Deposits in other banks increased $121.9 million from prior quarter and $43.8 million from prior year same quarter, as the yield earned was favorable to other investment alternatives.  Deposits, including repurchase agreements, at $3.6 billion increased $81.9 million, or an annualized 9.4%, from December 31, 2018 and $56.1 million, or 1.6%, from March 31, 2018.

Shareholders’ equity at March 31, 2019 was $577.5 million, a 9.6% annualized increase from the $564.1 million at December 31, 2018 and a 7.4% increase from the $537.5 million at March 31, 2018.  Our tangible common equity/tangible assets ratio at March 31, 2019 was 12.05%.

Loans

(in thousands)	March 31, 2019
Loan Category	Balance	Variance from Prior Year-End	YTD Net Charge-Offs	Nonperforming	ALLL
Commercial:
Construction	$75,364	(8.9)%	$3	$618	$903
Secured by real estate	1,182,804	0.0	(18)	12,761	14,800
Equipment lease financing	1,354	(22.2)	0	0	10
Commercial other	388,060	2.9	(158)	1,663	5,217
Total commercial	1,647,582	0.2	(173)	15,042	20,930

Residential:
Real estate construction	54,013	(5.5)	0	295	396
Real estate mortgage	720,292	(0.3)	(102)	8,894	4,053
Home equity	108,018	1.6	(24)	743	901
Total residential	882,323	(0.4)	(126)	9,932	5,350

Consumer:
Consumer direct	141,855	(1.7)	(129)	30	1,635
Consumer indirect	517,972	(3.0)	(666)	390	7,089
Total consumer	659,827	(2.7)	(795)	420	8,724

Total loans	$3,189,732	(0.6)%	$(1,094)	$25,394	$35,004

Asset Quality

CTBI’s total nonperforming loans, not including performing troubled debt restructurings, were $25.4 million, or 0.80% of total loans, at March 31, 2019 compared to $22.1 million, or 0.69% of total loans, at December 31, 2018 and $25.9 million, or 0.83% of total loans, at March 31, 2018.  Accruing loans 90+ days past due increased $2.8 million from prior quarter and $4.0 million from March 31, 2018.  The increase in accruing loans 90+ days past due is primarily attributable to two commercial credit relationships which are income-producing, well-collateralized, and in the process of collection.  Nonaccrual loans increased $0.5 million during the quarter but decreased $4.5 million from December 31, 2018.  Accruing loans 30-89 days past due at $21.8 million was a decrease of $0.9 million from prior quarter but an increase of $4.9 million from March 31, 2018.  Our loan portfolio management processes focus on the immediate identification, management, and resolution of problem loans to maximize recovery and minimize loss.   Our loan risk management processes include weekly delinquent loan review meetings at the market levels and monthly delinquent loan review meetings involving senior corporate management to review all nonaccrual loans and loans 30 days or more past due.  Any activity regarding a criticized/classified loan (i.e. problem loan) must be approved by CTB’s Watch List Asset Committee (i.e. Problem Loan Committee).  CTB’s Watch List Asset Committee also meets on a quarterly basis and reviews every criticized/classified loan of $100,000 or greater.  We also have a Loan Review Department that reviews every market within CTB annually and performs extensive testing of the loan portfolio to assure the accuracy of loan grades and classifications for delinquency, troubled debt restructuring, impaired status, impairment, nonaccrual status, and adequate loan loss reserves.

Impaired loans, loans not expected to meet contractual principal and interest payments other than insignificant delays, at March 31, 2019 totaled $50.4 million, compared to $46.4 million at December 31, 2018 and $48.2 million at March 31, 2018.  Management evaluates all impaired loans for the amount of impairment, if any, and records a direct charge-off or provides specific reserves when necessary.

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

Our level of foreclosed properties at $25.0 million at March 31, 2019 was a $2.3 million decrease from the $27.3 million at December 31, 2018 and a $7.0 million decrease from the $32.0 million at March 31, 2018.  Sales of foreclosed properties for the quarter ended March 31, 2019 totaled $2.7 million while new foreclosed properties totaled $0.9 million.  At March 31, 2019, the book value of properties under contracts to sell was $3.0 million; however, the closings had not occurred at quarter-end.

When foreclosed properties are acquired, appraisals are obtained and the properties are booked at the current market value less expected sales costs.  Additionally, periodic updated appraisals are obtained on unsold foreclosed properties.  When an updated appraisal reflects a fair market value below the current book value, a charge is booked to current earnings to reduce the property to its new market value less expected sales costs.   Charges to earnings in the first quarter 2019 to reflect the decrease in current market values of foreclosed properties totaled $0.4 million.  There were thirteen properties reappraised during the first quarter 2019.  Of these, nine properties were written down by a total of $0.3 million.  Charges to earnings during the quarters ended December 31, 2018 and March 31, 2018 were $0.5 million.  Our policy for determining the frequency of periodic reviews is based upon consideration of the specific properties and the known or perceived market fluctuations in a particular market and is typically between 12 and 18 months but generally not more than 24 months.  Approximately ninety-three percent of our OREO properties have appraisals dated within the past 18 months.  Management anticipates that our foreclosed properties will remain elevated as we work through current market conditions.

The appraisal aging analysis of foreclosed properties, as well as the holding period, at March 31, 2019 is shown below:

(in thousands)
Appraisal Aging Analysis			Holding Period Analysis
Days Since Last Appraisal	Number of Properties	Current Book Value	Holding Period	Current Book Value
Up to 3 months	17	$2,902	Less than one year	$3,059
3 to 6 months	11	844	1 year	2,189
6 to 9 months	36	2,675	2 years	773
9 to 12 months	22	4,875	3 years	5,287
12 to 18 months	21	1,686	4 years	2,310
18 to 24 months	7	11,970	5 years	527
Over 24 months	1	18	6 years*	1,041
Total	115	$24,970	7 years*	8,415
			8 years*	113
			9 years*	1,256
			Total	$24,970

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

As disclosed above, CTBI is required to dispose of any foreclosed property that has not been sold within 10 years.  As of December 31, 2018, foreclosed property with a total book value of $2.4 million had been held by us for at least nine years.  During the first quarter 2019, $1.0 million of this total was disposed of with a gain of $0.1 million.  As of March 31, 2019, foreclosed property with a total book value of $1.3 million, representing 5% of our foreclosed properties (based on book value), had been held by us for at least nine years.  The book value at March 31, 2019 represents management’s best estimate of realizable value of properties.

Net loan charge-offs for the quarter ended March 31, 2019 were $1.1 million, or 0.14% of average loans annualized, compared to $1.6 million, or 0.20%, experienced for the fourth quarter 2018 and $1.9 million, or 0.25%, for the first quarter 2018.  Of the net charge-offs for the quarter, $0.2 million were in commercial loans, $0.7 million were in indirect auto loans, $0.1 million were in residential loans, and $0.1 million were in consumer direct loans.

Dividends

The following schedule shows the quarterly cash dividends paid for the past six quarters:

Pay Date	Record Date	Amount Per Share
April 1, 2019	March 15, 2019	$0.36
January 1, 2019	December 15, 2018	$0.36
October 1, 2018	September 15, 2018	$0.36
July 1, 2018	June 15, 2018	$0.33
April 1, 2018	March 15, 2018	$0.33
January 1, 2018	December 15, 2017	$0.33

Liquidity and Market Risk

The objective of CTBI’s Asset/Liability management function is to maintain consistent growth in net interest income within our policy limits.  This objective is accomplished through management of our consolidated balance sheet composition, liquidity, and interest rate risk exposures arising from changing economic conditions, interest rates, and customer preferences.  The goal of liquidity management is to provide adequate funds to meet changes in loan and lease demand or deposit withdrawals.  This is accomplished by maintaining liquid assets in the form of cash and cash equivalents and investment securities, sufficient unused borrowing capacity, and growth in core deposits and wholesale funding (including the use of wholesale brokered deposits).  As of March 31, 2019, we had approximately $253.9 million in cash and cash equivalents and approximately $599.3 million in securities valued at estimated fair value designated as available-for-sale and available to meet liquidity needs on a continuing basis compared to $141.5 million and $593.7 million at December 31, 2018.  Additional asset-driven liquidity is provided by the remainder of the securities portfolio and the repayment of loans.  In addition to core deposit funding, we also have a variety of other short-term and long-term funding sources available.  As of March 31, 2019, we had wholesale brokered deposits outstanding of $42.3 million with a weighted average maturity of 1.33 years compared to $42.3 million with a weighted average maturity of 1.58 years at December 31, 2018.  We also rely on Federal Home Loan Bank advances for both liquidity and management of our asset/liability position.  Federal Home Loan Bank advances were $0.4 million at March 31, 2019 and December 31, 2018.  As of March 31, 2019, we had a $329.3 million available borrowing position with the Federal Home Loan Bank compared to $312.2 million at December 31, 2018.  We generally rely upon net inflows of cash from financing activities, supplemented by net inflows of cash from operating activities, to provide cash for our investing activities.    As is typical of many financial institutions, significant financing activities include deposit gathering, use of short-term borrowing facilities such as repurchase agreements and federal funds purchased, use of wholesale brokered deposits, and issuance of long-term debt.  At March 31, 2019 and December 31, 2018, we had $45 million in lines of credit with various correspondent banks available to meet any future cash needs.  Our primary investing activities include purchases of securities and loan originations.  We do not rely on any one source of liquidity and manage availability in response to changing consolidated balance sheet needs.  Included in our cash and cash equivalents at March 31, 2019 were deposits with the Federal Reserve of $197.1 million compared to $73.5 million at December 31, 2018.  At March 31, 2019, cash and cash equivalents included federal funds sold of $4.5 million compared to $1.1 million at December 31, 2018.  Additionally, we project cash flows from our investment portfolio to generate additional liquidity over the next 90 days.

The investment portfolio consists of investment grade short-term issues suitable for bank investments.  The majority of the investment portfolio is in U.S. government and government sponsored agency issuances.  At March 31, 2019, available-for-sale (“AFS”) securities comprised substantially all of the total investment portfolio, and the AFS portfolio was approximately 104% of equity capital.  Eighty-seven percent of the pledge eligible portfolio was pledged.

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

Capital Resources

Shareholders’ equity was $577.5 million at March 31, 2019 and $564.2 million at December 31, 2018.  CTBI’s annualized dividend yield to shareholders as of March 31, 2019 was 3.51%.  Our primary source of capital growth is the retention of earnings.  Cash dividends were $0.36 per share and $0.33 per share for the three months ended March 31, 2019 and 2018, respectively.  We retained 57.1% of our earnings for the first three months of 2019 compared to 62.9% for the first three months of 2018.

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

As of March 31, 2019, CTBI had a common equity Tier 1 capital ratio of 16.49%, a Tier 1 capital ratio of 18.34%, a total capital ratio of 19.47%, and a Tier 1 leverage ratio of 13.62%.  Our capital conservation buffer at March 31, 2019 was 11.47%.

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

As of March 31, 2019, we are not aware of any current recommendations by banking regulatory authorities which, if they were to be implemented, would have, or are reasonably likely to have, a material adverse impact on our liquidity, capital resources, or operations.

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

Income Taxes – Income tax expense is based on the taxes due on the consolidated tax return plus deferred taxes based on the expected future tax benefits and consequences of temporary differences between carrying amounts and tax bases of assets and liabilities, using enacted tax rates.  Any interest and penalties incurred in connection with income taxes are recorded as a component of income tax expense in the consolidated financial statements.  During the three months ended March 31, 2019 and 2018, CTBI has not recognized a significant amount of interest expense or penalties in connection with income taxes.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Interest rate risk management focuses on maintaining consistent growth in net interest income within Board-approved policy limits.  CTBI uses an earnings simulation model to analyze net interest income sensitivity to movements in interest rates.  Given a 200 basis point increase to the yield curve used in the simulation model, it is estimated net interest income for CTBI would increase by 5.71 percent over one year and 9.04 percent over two years.  A 200 basis point decrease in the yield curve would decrease net interest income by an estimated 5.52 percent over one year and 8.98 percent over two years.  For further discussion of CTBI’s market risk, see the Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Market Risk included in the annual report on Form 10-K for the year ended December 31, 2018.

Item 4.  Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

CTBI’s management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934.  As of the end of the period covered by this report, an evaluation was carried out by CTBI’s management, with the participation of our Chief Executive Officer and the Executive Vice President, Chief Financial Officer, and Treasurer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, management concluded that disclosure controls and procedures as of March 31, 2019 were effective in ensuring material information required to be disclosed in this quarterly report on Form 10-Q was recorded, processed, summarized, and reported on a timely basis.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in CTBI’s internal control over financial reporting that occurred during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, CTBI’s internal control over financial reporting.

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

COMMUNITY TRUST BANCORP, INC.

Date: May 9, 2019	By:	/s/ Jean R. Hale
Jean R. Hale
Chairman, President, and Chief Executive Officer

/s/ Kevin J. Stumbo
Kevin J. Stumbo
Executive Vice President, Chief Financial Officer, and Treasurer