Form 10-Q
period 2019-06-30
COMMUNITY TRUST BANCORP INC /KY/
filed 2019-08-08
CIK 350852

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019

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

Yes ☑	No ☐

Indicate by check mark whether the registrant has submitted electronically every interactive data file required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files.)

Yes ☑	No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☑	Accelerated Filer ☐	Non-accelerated Filer ☐

Smaller Reporting Company ☐	Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised ﬁnancial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Common stock – 17,777,251 shares outstanding at July 31, 2019

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

Community Trust Bancorp, Inc.
Condensed Consolidated Balance Sheets

(dollars in thousands)	(unaudited) June 30 2019	December 31 2018
Assets:
Cash and due from banks	$52,545	$64,632
Interest bearing deposits	269,094	75,718
Federal funds sold	0	1,100
Cash and cash equivalents	321,639	141,450

Certificates of deposit in other banks	245	3,920
Securities available-for-sale at fair value (amortized cost of $587,314 and $602,114, respectively)	591,586	593,746
Securities held-to-maturity at amortized cost (fair value of $619 and $649, respectively)	619	649
Equity securities at fair value	1,727	1,173
Loans held for sale	1,067	2,461

Loans	3,192,207	3,208,638
Allowance for loan and lease losses	(34,998)	(35,908)
Net loans	3,157,209	3,172,730

Premises and equipment, net	44,404	45,291
Right-of-use asset	15,028	0
Federal Home Loan Bank stock	11,360	14,713
Federal Reserve Bank stock	4,887	4,887
Goodwill	65,490	65,490
Bank owned life insurance	67,304	67,076
Mortgage servicing rights	3,119	3,607
Other real estate owned	22,536	27,273
Other assets	69,037	57,150
Total assets	$4,377,257	$4,201,616

Liabilities and shareholders’ equity:
Deposits:
Noninterest bearing	$833,044	$803,316
Interest bearing	2,604,137	2,502,634
Total deposits	3,437,181	3,305,950

Repurchase agreements	233,238	232,712
Federal funds purchased	3,900	1,180
Advances from Federal Home Loan Bank	426	436
Long-term debt	59,341	59,341
Deferred taxes	3,621	3,363
Lease liability	15,544	0
Other liabilities	29,298	34,484
Total liabilities	3,782,549	3,637,466

Shareholders’ equity:
Preferred stock, 300,000 shares authorized and unissued	-	-
Common stock, $5 par value, shares authorized 25,000,000; shares outstanding 2019 – 17,772,309; 2018 – 17,732,853	88,862	88,665
Capital surplus	223,833	223,161
Retained earnings	278,960	258,935
Accumulated other comprehensive income (loss), net of tax	3,053	(6,611)
Total shareholders’ equity	594,708	564,150

Total liabilities and shareholders’ equity	$4,377,257	$4,201,616

See notes to condensed consolidated financial statements.

Community Trust Bancorp, Inc.
Condensed Consolidated Statements of Income and Comprehensive Income
(unaudited)

	Three Months Ended June 30		Six Months Ended June 30
(in thousands except per share data)	2019	2018	2019	2018
Interest income:
Interest and fees on loans, including loans held for sale	$41,318	$37,791	$82,228	$74,368
Interest and dividends on securities
Taxable	3,089	2,422	6,252	4,892
Tax exempt	580	706	1,258	1,403
Interest and dividends on Federal Reserve Bank and Federal Home Loan Bank stock	261	328	557	661
Interest on Federal Reserve Bank deposits	1,525	713	2,311	1,152
Other, including interest on federal funds sold	44	65	100	129
Total interest income	46,817	42,025	92,706	82,605

Interest expense:
Interest on deposits	8,956	5,585	17,031	10,457
Interest on repurchase agreements and federal funds purchased	1,191	723	2,347	1,358
Interest on advances from Federal Home Loan Bank	0	2	39	4
Interest on long-term debt	643	567	1,279	1,047
Total interest expense	10,790	6,877	20,696	12,866

Net interest income	36,027	35,148	72,010	69,739
Provision for loan losses	1,563	1,929	1,753	2,875
Net interest income after provision for loan losses	34,464	33,219	70,257	66,864

Noninterest income:
Service charges on deposit accounts	6,525	6,480	12,645	12,701
Gains on sales of loans, net	518	304	848	583
Trust and wealth management income	2,765	2,856	5,340	5,814
Loan related fees	440	919	1,013	2,063
Bank owned life insurance	689	793	1,247	2,557
Brokerage revenue	299	440	560	723
Securities gains (losses)	204	2	560	(286)
Other noninterest income	812	1,946	2,209	2,895
Total noninterest income	12,252	13,740	24,422	27,050

Noninterest expense:
Officer salaries and employee benefits	3,297	3,220	6,671	6,434
Other salaries and employee benefits	12,790	12,202	25,375	24,607
Occupancy, net	1,812	2,043	3,863	4,159
Equipment	749	727	1,488	1,444
Data processing	1,789	1,634	3,552	3,270
Bank franchise tax	1,683	1,577	3,398	3,278
Legal fees	424	428	854	902
Professional fees	546	495	1,077	997
Advertising and marketing	874	876	1,666	1,608
FDIC insurance	369	279	546	593
Other real estate owned provision and expense	1,024	1,315	1,795	2,254
Repossession expense	112	304	489	713
Amortization of limited partnership investments	1,166	716	1,943	1,216
Other noninterest expense	3,395	6,623	6,396	9,645
Total noninterest expense	30,030	32,439	59,113	61,120

Income before income taxes	16,686	14,520	35,566	32,794
Income taxes	(1,638)	2,921	2,303	5,381
Net income	18,324	11,599	33,263	27,413

Other comprehensive income (loss):
Unrealized holding gains (losses) on securities available-for-sale:
Unrealized holding gains (losses) arising during the period	6,522	(1,811)	12,646	(7,309)
Less: Reclassification adjustments for realized gains included in net income	5	2	6	151
Tax expense (benefit)	1,690	(381)	2,976	(1,567)
Other comprehensive income (loss), net of tax	4,827	(1,432)	9,664	(5,893)
Comprehensive income	$23,151	$10,167	$42,927	$21,520

Basic earnings per share	$1.03	$0.66	$1.88	$1.55
Diluted earnings per share	$1.03	$0.66	$1.88	$1.55

Weighted average shares outstanding-basic	17,721	17,687	17,717	17,679
Weighted average shares outstanding-diluted	17,733	17,703	17,728	17,695

See notes to condensed consolidated financial statements.

Consolidated Statements of Changes in Shareholders’ Equity
Quarterly

(in thousands except per share and share amounts)	Common Shares	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Total
Balance, December 31, 2017	17,692,912	$88,465	$221,472	$224,268	$(3,506)	$530,699
Net income				15,814		15,814
Other comprehensive loss, net of tax of $(1,186)					(4,461)	(4,461)
Cash dividends declared ($0.33 per share)				(5,836)		(5,836)
Issuance of common stock	29,087	145	451			596
Vesting of restricted stock	(12,582)	(63)	63			0
Issuance of restricted stock	11,435	57	(57)			0
Forfeiture of restricted stock	(115)	(1)	1			0
Stock-based compensation			224			224
Implementation of ASU 2014-09				453		453
Implementation of ASU 2016-01				(507)	507	0
Balance, March 31, 2018	17,720,737	$88,603	$222,154	$234,192	$(7,460)	$537,489
Net income				11,599		11,599
Other comprehensive loss, net of tax of $(381)					(1,432)	(1,432)
Cash dividends declared ($0.33 per share)				(5,836)		(5,836)
Issuance of common stock	3,991	20	184			204
Vesting of restricted stock	585	3	(3)			0
Stock-based compensation			151			151
Balance, June 30, 2018	17,725,313	$88,626	$222,486	$239,955	$(8,892)	$542,175

(in thousands except per share and share amounts)	Common Shares	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Total
Balance, December 31, 2018	17,732,853	$88,665	$223,161	$258,935	$(6,611)	$564,150
Net income				14,939		14,939
Other comprehensive income, net of tax of $1,286					4,837	4,837
Cash dividends declared ($0.36 per share)				(6,378)		(6,378)
Issuance of common stock	19,065	95	163			258
Vesting of restricted stock	(12,186)	(61)	61			0
Issuance of restricted stock	27,921	140	(140)			0
Forfeiture of restricted stock	(59)	0	0			0
Stock-based compensation			181			181
Implementation of ASU 2016-02				(480)	0	(480)
Balance, March 31, 2019	17,767,594	$88,839	$223,426	$267,016	$(1,774)	$577,507
Net income				18,324		18,324
Other comprehensive income, net of tax of $1,690					4,827	4,827
Cash dividends declared ($0.36 per share)				(6,380)		(6,380)
Issuance of common stock	5,718	28	188			216
Vesting of restricted stock	(474)	(2)	2			0
Forfeiture of restricted stock	(529)	(3)	3			0
Stock-based compensation			214			214
Balance, June 30, 2019	17,772,309	$88,862	$223,833	$278,960	$3,053	$594,708

See notes to condensed consolidated financial statements.

Consolidated Statements of Changes in Shareholders’ Equity

Year-to-Date

(in thousands except per share and share amounts)	Common Shares	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Total
Balance, December 31, 2017	17,692,912	$88,465	$221,472	$224,268	$(3,506)	$530,699
Net income				27,413		27,413
Other comprehensive loss, net of tax of $(1,567)					(5,893)	(5,893)
Cash dividends declared ($0.66 per share)				(11,672)		(11,672)
Issuance of common stock	33,078	165	635			800
Vesting of restricted stock	(11,997)	(60)	60			0
Issuance of restricted stock	11,435	57	(57)			0
Forfeiture of restricted stock	(115)	(1)	1			0
Stock-based compensation			375			375
Implementation of ASU 2014-09				453		453
Implementation of ASU 2016-01				(507)	507	0
Balance, June 30, 2018	17,725,313	$88,626	$222,486	$239,955	$(8,892)	$542,175

(in thousands except per share and share amounts)	Common Shares	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Total
Balance, December 31, 2018	17,732,853	$88,665	$223,161	$258,935	$(6,611)	$564,150
Net income				33,263		33,263
Other comprehensive income, net of tax of $2,976					9,664	9,664
Cash dividends declared ($0.72 per share)				(12,758)		(12,758)
Issuance of common stock	24,783	123	351			474
Vesting of restricted stock	(12,660)	(63)	63			0
Issuance of restricted stock	27,921	140	(140)			0
Forfeiture of restricted stock	(588)	(3)	3			0
Stock-based compensation			395			395
Implementation of ASU 2016-02				(480)	0	(480)
Balance, June 30, 2019	17,772,309	$88,862	$223,833	$278,960	$3,053	$594,708

See notes to condensed consolidated financial statements.

Community Trust Bancorp, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended June 30
(in thousands)	2019	2018
Cash flows from operating activities:
Net income	$33,263	$27,413
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,689	1,918
Deferred taxes	(2,588)	163
Stock-based compensation	432	400
Provision for loan losses	1,753	2,875
Write-downs of other real estate owned and other repossessed assets	1,181	1,320
Gains on sale of mortgage loans held for sale	(848)	(583)
Securities (gains) losses, net	(6)	286
Change in fair market value of equity securities	(554)	0
(Gains) losses on sale of assets, net	38	(69)
Proceeds from sale of mortgage loans held for sale	44,665	26,254
Funding of mortgage loans held for sale	(42,423)	(25,731)
Amortization of securities premiums and discounts, net	2,361	2,407
Change in cash surrender value of bank owned life insurance	(843)	(2,191)
Payment of operating lease liabilities	(848)	0
Mortgage servicing rights:
Fair value adjustments	795	(77)
New servicing assets created	(307)	(211)
Changes in:
Other assets	(11,913)	(6,288)
Other liabilities	(5,211)	8,179
Net cash provided by operating activities	21,636	36,065

Cash flows from investing activities:
Certificates of deposit in other banks:
Maturity of certificates of deposit	3,675	4,165
Securities available-for-sale (AFS):
Purchase of AFS securities	(111,117)	(131,770)
Proceeds from the sales of AFS securities	25,734	57,079
Proceeds from prepayments and maturities of AFS securities	97,829	64,535
Securities held-to-maturity (HTM):
Proceeds from maturities of HTM securities	30	0
Change in loans, net	15,176	(49,769)
Purchase of premises and equipment	(1,042)	(2,083)
Proceeds from sale and retirement of premises and equipment	13	23
Redemption of stock by Federal Home Loan Bank	3,353	0
Proceeds from sale of other real estate and repossessed assets	2,123	928
Proceeds from settlement of bank owned life insurance	615	3,678
Net cash provided by (used in) investing activities	36,389	(53,214)

Cash flows from financing activities:
Change in deposits, net	131,231	45,545
Change in repurchase agreements and federal funds purchased, net	3,246	5,633
Proceeds from Federal Home Loan Bank advances	30,000	0
Payments on advances from Federal Home Loan Bank	(30,010)	(43)
Payment of finance lease liabilities	(7)	0
Issuance of common stock	474	800
Dividends paid	(12,770)	(11,675)
Net cash provided by financing activities	122,164	40,260
Net increase in cash and cash equivalents	180,189	23,111
Cash and cash equivalents at beginning of period	141,450	175,274
Cash and cash equivalents at end of period	$321,639	198,385

Supplemental disclosures:
Income taxes paid	$6,500	$5,100
Interest paid	18,218	10,898
Non-cash activities:
Loans to facilitate the sale of other real estate owned and repossessed assets	2,650	2,406
Common stock dividends accrued, paid in subsequent quarter	208	202
Real estate acquired in settlement of loans	1,242	2,843

See notes to condensed consolidated financial statements.

Community Trust Bancorp, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1 - Summary of Significant Accounting Policies

In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments (which consist of normal recurring adjustments) necessary, to present fairly the condensed consolidated financial position as of June 30, 2019, the results of operations, other comprehensive income, and changes in shareholders’ equity for the three and six months ended June 30, 2019 and 2018, and the cash flows for the six months ended June 30, 2019 and 2018.  In accordance with accounting principles generally accepted in the United States of America for interim financial information, these statements do not include certain information and footnote disclosures required by accounting principles generally accepted in the United States of America for complete annual financial statements.  The results of operations for the three and six months ended June 30, 2019 and 2018 and the cash flows for the six months ended June 30, 2019 and 2018 are not necessarily indicative of the results to be expected for the full year.  The condensed consolidated balance sheet as of December 31, 2018 has been derived from the audited consolidated financial statements of Community Trust Bancorp, Inc. (“CTBI”) for that period.  For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2018, included in our annual report on Form 10-K.

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

Income Taxes – Income tax expense is based on the taxes due on the consolidated tax return plus deferred taxes based on the expected future tax benefits and consequences of temporary differences between carrying amounts and tax bases of assets and liabilities, using enacted tax rates.  Any interest and penalties incurred in connection with income taxes are recorded as a component of income tax expense in the consolidated financial statements.  During the three and six months ended June 30, 2019 and 2018, CTBI has not recognized a significant amount of interest expense or penalties in connection with income taxes.

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

In April 2019, Kentucky enacted HB458.  HB458 allows for combined state income tax filing with CTBI, CTB, and CTIC.  CTBI had previously filed a separate company return and generated net operating losses, in which it had maintained a valuation allowance against the related deferred tax asset.  HB458 also allows for certain net operating losses to be utilized on a combined return.  CTBI expects to file a combined return, beginning in 2021, and to utilize these previously generated losses.  The tax benefit recorded in the second quarter 2019 to reverse the valuation allowance on the deferred tax asset for these losses was $3.6 million.
Note 2 – Stock-Based Compensation

CTBI’s compensation expense related to stock option grants was $10 thousand and $21 thousand, respectively, for the three and six months ended June 30, 2019, and $10 thousand  and $63 thousand for the three and six months ended June 30, 2018.  Restricted stock expense for the three and six months ended June 30, 2019 was $222 thousand and $411 thousand, respectively, including $18 thousand and $37 thousand in dividends paid for each period.  Restricted stock expense for the three and six months ended June 30, 2018 was $154 thousand and $337 thousand, respectively, including $13 thousand and $25 thousand in dividends paid for each period.  As of June 30, 2019, there was a total of $16 thousand of unrecognized compensation expense related to unvested stock option awards that will be recognized as expense as the awards vest over a weighted average period of 0.5 years and a total of $1.8 million of unrecognized compensation expense related to restricted stock grants that will be recognized as expense as the awards vest over a weighted average period of 2.9 years.

There were no stock options granted in the first six months of both 2019 and 2018.  There were 27,921 and 11,320 shares of restricted stock granted during the six months ended June 30, 2019 and 2018, respectively.  The restricted stock was issued pursuant to the terms of CTBI’s 2015 Stock Ownership Incentive Plan.  The restrictions on the restricted stock will lapse ratably over four years.  However, in the event of certain participant employee termination events occurring within 24 months of a change in control of CTBI or the death of the participant, the restrictions will lapse, and in the event of the participant’s disability, the restrictions will lapse on a pro rata basis.  The Compensation Committee will have discretion to review and revise restrictions applicable to a participant’s restricted stock in the event of the participant’s retirement.

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

The amortized cost and fair value of securities at June 30, 2019 are summarized as follows:

Available-for-Sale

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury and government agencies	$150,573	$638	$(469)	$150,742
State and political subdivisions	103,304	2,385	(250)	105,439
U.S. government sponsored agency mortgage-backed securities	331,036	3,757	(1,788)	333,005
Other debt securities	2,401	0	(1)	2,400
Total available-for-sale securities	$587,314	$6,780	$(2,508)	$591,586

Held-to-Maturity

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
State and political subdivisions	$619	$0	$0	$619
Total held-to-maturity securities	$619	$0	$0	$619

The amortized cost and fair value of securities at December 31, 2018 are summarized as follows:

Available-for-Sale

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury and government agencies	$219,358	$48	$(1,468)	$217,938
State and political subdivisions	126,280	633	(2,425)	124,488
U.S. government sponsored agency mortgage-backed securities	255,969	397	(5,547)	250,819
Other debt securities	507	0	(6)	501
Total available-for-sale securities	$602,114	$1,078	$(9,446)	$593,746

Held-to-Maturity

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
State and political subdivisions	$649	$0	$0	$649
Total held-to-maturity securities	$649	$0	$0	$649

The amortized cost and fair value of debt securities at June 30, 2019 by contractual maturity are shown below.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.
	Available-for-Sale		Held-to-Maturity
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$11,295	$11,322	$619	$619
Due after one through five years	78,460	79,028	0	0
Due after five through ten years	73,117	73,319	0	0
Due after ten years	91,005	92,512	0	0
U.S. government sponsored agency mortgage-backed securities	331,036	333,005	0	0
Other debt securities	2,401	2,400	0	0
Total debt securities	$587,314	$591,586	$619	$619

During the three months ended June 30, 2019, there was a net securities gain of $204 thousand.  There was a pre-tax gain of $5 thousand realized on sales and calls of AFS securities consisting of a pre-tax gain of $78 thousand and a pre-tax loss of $73 thousand, and an unrealized gain of $199 thousand from the fair market value adjustment of equity securities.  During the three months ended June 30, 2018, there was a net gain of $2 thousand realized on sales and calls of AFS securities, consisting of a pre-tax gain of $3 thousand and a pre-tax loss of $1 thousand.

During the six months ended June 30, 2019, there was a net securities gain of $560 thousand.  There was a pre-tax gain of $6 thousand realized on sales and calls of AFS securities consisting of a pre-tax gain of $79 thousand and a pre-tax loss of $73 thousand, and an unrealized gain of $554 thousand from the fair market value adjustment of equity securities.  During the six months ended June 30, 2018, there was a combined loss of $286 thousand realized on sales and calls of AFS securities, consisting of a pre-tax gain of $284 thousand and a pre-tax loss of $570 thousand.
Equity Securities at Fair Value

In 2008, Visa distributed 9,918 shares of Visa Class B restricted stock to CTBI which, upon resolution of certain pending legal matters, will become unrestricted and convertible into Visa Class A shares.  Following this distribution, significant concern existed about the ultimate realizable value of these shares, and because CTBI did not have a basis in the stock, the shares were previously not recorded as an asset on CTBI’s balance sheet.  In recent years, the concern over the realizable value has stabilized, and in late 2017 and 2018, several sales of Visa Class B shares have occurred.  While not traded in observable markets, these sales were reported by several financial institutions in various SEC 8-K and 10-K filings.  In 2018, FASB issued a technical correction to its guidance regarding equity securities, ASC 321-10-35-2, allowing an entity to subsequently elect to record an equity security without a readily determinable fair value.  In 2018, CTBI made the election permitted by ASC 321-10-35-2 to record its Visa Class B shares at fair value.  On December 31, 2018, CTBI recorded a $1.2 million gain on the recognition of the fair value of 9,918 Visa Class B shares held in its portfolio.  Equity securities at fair value as of June 30, 2019 were $1.7 million, as a result of a fair market value increase in the second quarter 2019.

The amortized cost of securities pledged as collateral, to secure public deposits and for other purposes, was $238.5 million at June 30, 2019 and $258.8 million at December 31, 2018.

The amortized cost of securities sold under agreements to repurchase amounted to $272.2 million at June 30, 2019 and $289.1 million at December 31, 2018.

CTBI evaluates its investment portfolio on a quarterly basis for impairment.  The analysis performed as of June 30, 2019 indicates that all impairment is considered temporary, market and interest rate driven, and not credit-related.  The percentage of total debt securities with unrealized losses as of June 30, 2019 was 41.4% compared to 75.7% as of December 31, 2018.  The following tables provide the amortized cost, gross unrealized losses, and fair market value, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position as of June 30, 2019 that are not deemed to be other-than-temporarily impaired.  There were no held-to-maturity securities that were deemed to be impaired as of June 30, 2019.
Available-for-Sale

(in thousands)	Amortized Cost	Gross Unrealized Losses	Fair Value
Less Than 12 Months
U.S. Treasury and government agencies	$1,840	$(6)	$1,834
State and political subdivisions	0	0	0
U.S. government sponsored agency mortgage-backed securities	0	0	0
Other debt securities	2,401	(1)	2,400
Total <12 months temporarily impaired AFS securities	4,241	(7)	4,234

12 Months or More
U.S. Treasury and government agencies	91,976	(463)	91,513
State and political subdivisions	19,407	(250)	19,157
U.S. government sponsored agency mortgage-backed securities	132,104	(1,788)	130,316
Other debt securities	0	0	0
Total ≥12 months temporarily impaired AFS securities	243,487	(2,501)	240,986

Total
U.S. Treasury and government agencies	93,816	(469)	93,347
State and political subdivisions	19,407	(250)	19,157
U.S. government sponsored agency mortgage-backed securities	132,104	(1,788)	130,316
Other debt securities	2,401	(1)	2,400
Total temporarily impaired AFS securities	$247,728	$(2,508)	$245,220

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

U.S. Treasury and Government Agencies

The unrealized losses in U.S. Treasury and government agencies were caused by interest rate increases.  The contractual terms of those investments do not permit the issuer to settle the securities at a price less than par which will equal amortized cost at maturity.  CTBI does not consider those investments to be other-than-temporarily impaired at June 30, 2019, because CTBI does not intend to sell the investments and it is not more likely than not that we will be required to sell the investments before recovery of their amortized cost, which may be maturity.

State and Political Subdivisions

The unrealized losses in securities of state and political subdivisions were caused by interest rate increases.  The contractual terms of those investments do not permit the issuer to settle the securities at a price less than par which will equal amortized cost at maturity.  CTBI does not consider those investments to be other-than-temporarily impaired at June 30, 2019, because CTBI does not intend to sell the investments before recovery of their amortized cost and it is not more likely than not that we will be required to sell the investments before recovery of their amortized cost, which may be maturity.

U.S. Government Sponsored Agency Mortgage-Backed Securities

The unrealized losses in U.S. government sponsored agency mortgage-backed securities were caused by interest rate increases.  CTBI expects to recover the amortized cost basis over the term of the securities.  CTBI does not consider those investments to be other-than-temporarily impaired at June 30, 2019, because (i) the decline in market value is attributable to changes in interest rates and not credit quality, (ii) CTBI does not intend to sell the investments, and (iii) it is not more likely than not we will be required to sell the investments before recovery of their amortized cost, which may be maturity.

Other Debt Securities

The unrealized losses in other debt securities were caused by interest rate increases.  The contractual terms of those investments do not permit the issuer to settle the securities at a price less than par which will equal amortized cost at maturity.  CTBI does not consider those investments to be other-than-temporarily impaired at June 30, 2019, because CTBI does not intend to sell the investments and it is not more likely than not that we will be required to sell the investments before recovery of their amortized cost, which may be maturity.

Note 4 – Loans

Major classifications of loans, net of unearned income, deferred loan origination costs, and net premiums on acquired loans, are summarized as follows:

(in thousands)	June 30 2019	December 31 2018
Commercial construction	$65,771	$82,715
Commercial secured by real estate	1,192,768	1,183,093
Equipment lease financing	962	1,740
Commercial other	390,048	377,198
Real estate construction	57,017	57,160
Real estate mortgage	722,573	722,417
Home equity	109,831	106,299
Consumer direct	145,149	144,289
Consumer indirect	508,088	533,727
Total loans	$3,192,207	$3,208,638

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

Not included in the loan balances above were loans held for sale in the amount of $1.1 million at June 30, 2019  and $2.5 million at December 31, 2018.

Refer to note 1 to the condensed consolidated financial statements for further information regarding our nonaccrual policy.  Nonaccrual loans segregated by class of loans were as follows:

(in thousands)	June 30 2019	December 31 2018
Commercial:
Commercial construction	$510	$639
Commercial secured by real estate	5,655	4,537
Commercial other	1,001	797

Residential:
Real estate construction	280	22
Real estate mortgage	4,776	5,395
Home equity	680	477
Total nonaccrual loans	$12,902	$11,867

The following tables present CTBI’s loan portfolio aging analysis, segregated by class, as of June 30, 2019 and December 31, 2018:

	June 30, 2019
(in thousands)	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Current	Total Loans	90+ and Accruing*
Commercial:
Commercial construction	$56	$30	$546	$632	$65,139	$65,771	$36
Commercial secured by real estate	4,593	10,933	10,720	26,246	1,166,522	1,192,768	5,816
Equipment lease financing	0	0	0	0	962	962	0
Commercial other	988	2,742	822	4,552	385,496	390,048	174
Residential:
Real estate construction	290	21	285	596	56,421	57,017	5
Real estate mortgage	1,104	5,170	7,401	13,675	708,898	722,573	4,529
Home equity	709	325	575	1,609	108,222	109,831	258
Consumer:
Consumer direct	926	178	40	1,144	144,005	145,149	40
Consumer indirect	3,514	850	218	4,582	503,506	508,088	218
Total	$12,180	$20,249	$20,607	$53,036	$3,139,171	$3,192,207	$11,076

	December 31, 2018
(in thousands)	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Current	Total Loans	90+ and Accruing*
Commercial:
Commercial construction	$87	$58	$698	$843	$81,872	$82,715	$58
Commercial secured by real estate	6,287	1,204	8,776	16,267	1,166,826	1,183,093	4,632
Equipment lease financing	0	0	0	0	1,740	1,740	0
Commercial other	1,057	94	1,067	2,218	374,980	377,198	581
Residential:
Real estate construction	144	438	28	610	56,550	57,160	6
Real estate mortgage	1,272	5,645	7,607	14,524	707,893	722,417	4,095
Home equity	898	365	441	1,704	104,595	106,299	246
Consumer:
Consumer direct	918	191	74	1,183	143,106	144,289	74
Consumer indirect	4,715	975	507	6,197	527,530	533,727	506
Total	$15,378	$8,970	$19,198	$43,546	$3,165,092	$3,208,638	$10,198

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

The following tables present the credit risk profile of CTBI’s commercial loan portfolio based on rating category and payment activity, segregated by class of loans, as of June 30, 2019 and December 31, 2018:

(in thousands)	Commercial Construction	Commercial Secured by Real Estate	Equipment Leases	Commercial Other	Total
June 30, 2019
Pass	$58,755	$1,048,466	$962	$354,284	$1,462,467
Watch	2,878	64,145	0	13,995	81,018
OAEM	835	19,764	0	5,295	25,894
Substandard	3,303	60,305	0	16,406	80,014
Doubtful	0	88	0	68	156
Total	$65,771	$1,192,768	$962	$390,048	$1,649,549

December 31, 2018
Pass	$74,222	$1,038,309	$1,740	$327,431	$1,441,702
Watch	3,070	71,834	0	28,986	103,890
OAEM	1,594	19,734	0	5,735	27,063
Substandard	3,829	53,125	0	14,970	71,924
Doubtful	0	91	0	76	167
Total	$82,715	$1,183,093	$1,740	$377,198	$1,644,746

The following tables present the credit risk profile of CTBI’s residential real estate and consumer loan portfolios based on performing or nonperforming status, segregated by class, as of  June 30, 2019 and December 31, 2018:

(in thousands)	Real Estate Construction	Real Estate Mortgage	Home Equity	Consumer Direct	Consumer Indirect	Total
June 30, 2019
Performing	$56,732	$713,268	$108,893	$145,109	$507,870	$1,531,872
Nonperforming (1)	285	9,305	938	40	218	10,786
Total	$57,017	$722,573	$109,831	$145,149	$508,088	$1,542,658

December 31, 2018
Performing	$57,132	$712,927	$105,576	$144,215	$533,221	$1,553,071
Nonperforming (1)	28	9,490	723	74	506	10,821
Total	$57,160	$722,417	$106,299	$144,289	$533,727	$1,563,892

(1)  A loan is considered nonperforming if it is 90 days or more past due and/or on nonaccrual.

The total of consumer mortgage loans secured by real estate properties for which formal foreclosure proceedings are in process totaled $2.9 million at June 30, 2019 compared to $3.3 million at December 31, 2018.

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

The following table presents impaired loans, the average investment in impaired loans, and interest income recognized on impaired loans for the periods ended June 30, 2019, December 31, 2018, and June 30, 2018:

	June 30, 2019
(in thousands)	Recorded Balance	Unpaid Contractual Principal Balance	Specific Allowance
Loans without a specific valuation allowance:
Commercial construction	$3,313	$3,383	$0
Commercial secured by real estate	35,043	36,740	0
Commercial other	10,992	13,249	0
Real estate mortgage	2,570	2,570	0

Loans with a specific valuation allowance:
Commercial construction	174	174	99
Commercial secured by real estate	1,985	3,473	594
Commercial other	516	516	182

Totals:
Commercial construction	3,487	3,557	99
Commercial secured by real estate	37,028	40,213	594
Commercial other	11,508	13,765	182
Real estate mortgage	2,570	2,570	0
Total	$54,593	$60,105	$875

	Three Months Ended June 30, 2019		Six Months Ended June 30, 2019
(in thousands)	Average Investment in Impaired Loans	*Interest Income Recognized	Average Investment in Impaired Loans	*Interest Income Recognized
Loans without a specific valuation allowance:
Commercial construction	$3,419	$49	$3,537	$95
Commercial secured by real estate	35,259	403	34,035	750
Commercial other	11,546	149	10,206	288
Real estate mortgage	2,572	22	2,451	41

Loans with a specific valuation allowance:
Commercial construction	189	3	257	6
Commercial secured by real estate	2,314	5	2,140	15
Commercial other	514	6	842	23

Totals:
Commercial construction	3,608	52	3,794	101
Commercial secured by real estate	37,573	408	36,175	765
Commercial other	12,060	155	11,048	311
Real estate mortgage	2,572	22	2,451	41
Total	$55,813	$637	$53,468	$1,218

	December 31, 2018
(in thousands)	Recorded Balance	Unpaid Contractual Principal Balance	Specific Allowance	Average Investment in Impaired Loans	*Interest Income Recognized
Loans without a specific valuation allowance:
Commercial construction	$4,100	$4,100	$0	$3,923	$171
Commercial secured by real estate	29,645	31,409	0	30,250	1,412
Commercial other	8,285	9,982	0	8,774	530
Real estate construction	0	0	0	106	0
Real estate mortgage	1,882	1,882	0	1,666	41

Loans with a specific valuation allowance:
Commercial construction	127	127	50	42	0
Commercial secured by real estate	1,854	2,983	605	2,051	1
Commercial other	473	473	146	285	16

Totals:
Commercial construction	4,227	4,227	50	3,965	171
Commercial secured by real estate	31,499	34,392	605	32,301	1,413
Commercial other	8,758	10,455	146	9,059	546
Real estate construction	0	0	0	106	0
Real estate mortgage	1,882	1,882	0	1,666	41
Total	$46,366	$50,956	$801	$47,097	$2,171

	June 30, 2018
(in thousands)	Recorded Balance	Unpaid Contractual Principal Balance	Specific Allowance
Loans without a specific valuation allowance:
Commercial construction	$4,299	$4,299	$0
Commercial secured by real estate	29,718	31,653	0
Commercial other	8,606	10,250	0
Real estate mortgage	1,621	1,621	0

Loans with a specific valuation allowance:
Commercial secured by real estate	2,156	3,277	807
Commercial other	343	343	100

Totals:
Commercial construction	4,299	4,299	0
Commercial secured by real estate	31,874	34,930	807
Commercial other	8,949	10,593	100
Real estate mortgage	1,621	1,621	0
Total	$46,743	$51,443	$907

	Three Months Ended June 30, 2018		Six Months Ended June 30, 2018
(in thousands)	Average Investment in Impaired Loans	*Interest Income Recognized	Average Investment in Impaired Loans	*Interest Income Recognized
Loans without a specific valuation allowance:
Commercial construction	$4,353	$69	$4,261	$106
Commercial secured by real estate	29,982	372	30,774	724
Commercial other	8,722	128	9,027	280
Real estate construction	0	0	159	0
Real estate mortgage	1,621	11	1,453	11

Loans with a specific valuation allowance:
Commercial secured by real estate	2,199	1	2,166	1
Commercial other	321	4	161	4

Totals:
Commercial construction	4,353	69	4,261	106
Commercial secured by real estate	32,181	373	32,940	725
Commercial other	9,043	132	9,188	284
Real estate construction	0	0	159	0
Real estate mortgage	1,621	11	1,453	11
Total	$47,198	$585	$48,001	$1,126

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

During 2019, certain loans were modified in troubled debt restructurings, where economic concessions were granted to borrowers consisting of reductions in the interest rates, payment extensions, forgiveness of principal, and forbearances.  Presented below, segregated by class of loans, are troubled debt restructurings that occurred during the three and six months ended June 30, 2019 and 2018 and the year ended December 31, 2018:

	Three Months Ended June 30, 2019
(in thousands)	Number of Loans	Term Modification	Rate Modification	Combination	Post- Modification Outstanding Balance
Commercial:
Commercial secured by real estate	5	$3,686	$0	$37	$3,723
Commercial other	4	138	0	0	138
Residential:
Real estate mortgage	1	0	0	243	243
Total troubled debt restructurings	10	$3,824	$0	$280	$4,104

	Six Months Ended June 30, 2019
(in thousands)	Number of Loans	Term Modification	Rate Modification	Combination	Post- Modification Outstanding Balance
Commercial:
Commercial secured by real estate	10	$4,514	$0	$679	$5,193
Commercial other	11	1,260	0	140	1,400
Residential:
Real estate mortgage	2	463	0	243	706
Total troubled debt restructurings	23	$6,237	$0	$1,062	$7,299

	Year Ended December 31, 2018
(in thousands)	Number of Loans	Term Modification	Rate Modification	Combination	Post- Modification Outstanding Balance
Commercial:
Commercial construction	5	$2,182	$0	$15	$2,197
Commercial secured by real estate	24	4,004	0	1,383	5,387
Commercial other	8	465	0	0	465
Residential:
Real estate construction	0	0	0	0	0
Real estate mortgage	3	264	0	704	968
Total troubled debt restructurings	40	$6,915	$0	$2,102	$9,017

	Three Months Ended June 30, 2018
(in thousands)	Number of Loans	Term Modification	Rate Modification	Combination	Post- Modification Outstanding Balance
Commercial:
Commercial construction	2	$411	$0	$0	$411
Commercial secured by real estate	8	1,773	0	0	1,773
Commercial other	3	283	0	0	283
Total troubled debt restructurings	13	$2,467	$0	$0	$2,467

	Six Months Ended June 30, 2018
(in thousands)	Number of Loans	Term Modification	Rate Modification	Combination	Post- Modification Outstanding Balance
Commercial:
Commercial construction	4	$443	$0	$15	$458
Commercial secured by real estate	17	2,559	0	983	3,542
Commercial other	8	465	0	0	465
Total troubled debt restructurings	29	$3,467	$0	$998	$4,465

No charge-offs have resulted from modifications for any of the presented periods.  We had no commitments to extend additional credit on loans that were considered troubled debt restructurings.

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
(in thousands)	Three Months Ended June 30, 2019		Three Months Ended June 30, 2018
	Number of Loans	Recorded Balance	Number of Loans	Recorded Balance
Commercial:
Commercial secured by real estate	0	$0	1	$17
Commercial other	0	0	1	25
Total defaulted restructured loans	0	$0	2	$42

(in thousands)	Six Months Ended June 30, 2019		Six Months Ended June 30, 2018
	Number of Loans	Recorded Balance	Number of Loans	Recorded Balance
Commercial:
Commercial secured by real estate	0	$0	1	$17
Commercial other	0	0	1	25
Total defaulted restructured loans	0	$0	2	$42

Note 5 – Allowance for Loan and Lease Losses

The following tables present the balance in the allowance for loan and lease losses (“ALLL”) and the recorded investment in loans based on portfolio segment and impairment method as of June 30, 2019, December 31, 2018 and June 30, 2018:

	Three Months Ended June 30, 2019
(in thousands)	Commercial Construction	Commercial Secured by Real Estate	Equipment Lease Financing	Commercial Other	Real Estate Construction	Real Estate Mortgage	Home Equity	Consumer Direct	Consumer Indirect	Total
Allowance for loan losses
Beginning balance	$903	$14,800	$10	$5,217	$396	$4,053	$901	$1,635	$7,089	$35,004
Provision charged to expense	(36)	533	(3)	238	(38)	299	65	400	105	1,563
Losses charged off	(71)	(345)	0	(824)	0	(180)	(34)	(331)	(1,012)	(2,797)
Recoveries	3	110	0	258	0	15	1	63	778	1,228
Ending balance	$799	$15,098	$7	$4,889	$358	$4,187	$933	$1,767	$6,960	$34,998

Ending balance:
Individually evaluated for impairment	$99	$594	$0	$182	$0	$0	$0	$0	$0	$875
Collectively evaluated for impairment	$700	$14,504	$7	$4,707	$358	$4,187	$933	$1,767	$6,960	$34,123

Loans
Ending balance:
Individually evaluated for impairment	$3,487	$37,028	$0	$11,508	$0	$2,570	$0	$0	$0	$54,593
Collectively evaluated for impairment	$62,284	$1,155,740	$962	$378,540	$57,017	$720,003	$109,831	$145,149	$508,088	$3,137,614

	Six Months Ended June 30, 2019
(in thousands)	Commercial Construction	Commercial Secured by Real Estate	Equipment Lease Financing	Commercial Other	Real Estate Construction	Real Estate Mortgage	Home Equity	Consumer Direct	Consumer Indirect	Total
Allowance for loan losses
Beginning balance	$862	$14,531	$12	$4,993	$512	$4,433	$841	$1,883	$7,841	$35,908
Provision charged to expense	2	821	(5)	619	(154)	21	150	281	18	1,753
Losses charged off	(71)	(380)	0	(1,065)	0	(300)	(60)	(577)	(2,399)	(4,852)
Recoveries	6	126	0	342	0	33	2	180	1,500	2,189
Ending balance	$799	$15,098	$7	$4,889	$358	$4,187	$933	$1,767	$6,960	$34,998

Ending balance:
Individually evaluated for impairment	$99	$594	$0	$182	$0	$0	$0	$0	$0	$875
Collectively evaluated for impairment	$700	$14,504	$7	$4,707	$358	$4,187	$933	$1,767	$6,960	$34,123

Loans
Ending balance:
Individually evaluated for impairment	$3,487	$37,028	$0	$11,508	$0	$2,570	$0	$0	$0	$54,593
Collectively evaluated for impairment	$62,284	$1,155,740	$962	$378,540	$57,017	$720,003	$109,831	$145,149	$508,088	$3,137,614

	December 31, 2018
(in thousands)	Commercial Construction	Commercial Secured by Real Estate	Equipment Lease Financing	Commercial Other	Real Estate Construction	Real Estate Mortgage	Home Equity	Consumer Direct	Consumer Indirect	Total
Allowance for loan losses
Beginning balance	$686	$14,509	$18	$5,039	$660	$5,688	$857	$1,863	$6,831	$36,151
Provision charged to expense	115	786	(6)	824	(115)	(336)	39	572	4,288	6,167
Losses charged off	0	(988)	0	(1,513)	(33)	(1,004)	(69)	(997)	(6,394)	(10,998)
Recoveries	61	224	0	643	0	85	14	445	3,116	4,588
Ending balance	$862	$14,531	$12	$4,993	$512	$4,433	$841	$1,883	$7,841	$35,908

Ending balance:
Individually evaluated for impairment	$50	$605	$0	$146	$0	$0	$0	$0	$0	$801
Collectively evaluated for impairment	$812	$13,926	$12	$4,847	$512	$4,433	$841	$1,883	$7,841	$35,107

Loans
Ending balance:
Individually evaluated for impairment	$4,227	$31,499	$0	$8,758	$0	$1,882	$0	$0	$0	$46,366
Collectively evaluated for impairment	$78,488	$1,151,594	$1,740	$368,440	$57,160	$720,535	$106,299	$144,289	$533,727	$3,162,272

	Three Months Ended June 30, 2018
(in thousands)	Commercial Construction	Commercial Secured by Real Estate	Equipment Lease Financing	Commercial Other	Real Estate Construction	Real Estate Mortgage	Home Equity	Consumer Direct	Consumer Indirect	Total
Allowance for loan losses
Beginning balance	$686	$14,133	$23	$4,229	$633	$5,936	$862	$1,798	$6,889	$35,189
Provision charged to expense	51	788	(6)	668	(11)	(493)	22	264	646	1,929
Losses charged off	0	(266)	0	(322)	(4)	(222)	(18)	(276)	(1,418)	(2,526)
Recoveries	3	3	0	62	0	13	0	124	974	1,179
Ending balance	$740	$14,658	$17	$4,637	$618	$5,234	$866	$1,910	$7,091	$35,771

Ending balance:
Individually evaluated for impairment	$0	$807	$0	$100	$0	$0	$0	$0	$0	$907
Collectively evaluated for impairment	$740	$13,851	$17	$4,537	$618	$5,234	$866	$1,910	$7,091	$34,864

Loans
Ending balance:
Individually evaluated for impairment	$4,299	$31,874	$0	$8,949	$0	$1,621	$0	$0	$0	$46,743
Collectively evaluated for impairment	$76,897	$1,159,837	$2,354	$343,461	$64,817	$719,075	$102,432	$145,376	$508,050	$3,122,299

	Six Months Ended June 30, 2018
(in thousands)	Commercial Construction	Commercial Secured by Real Estate	Equipment Lease Financing	Commercial Other	Real Estate Construction	Real Estate Mortgage	Home Equity	Consumer Direct	Consumer Indirect	Total
Allowance for loan losses
Beginning balance	$686	$14,509	$18	$5,039	$660	$5,688	$857	$1,863	$6,831	$36,151
Provision charged to expense	37	597	(1)	16	(14)	(58)	27	343	1,928	2,875
Losses charged off	0	(477)	0	(557)	(28)	(415)	(19)	(491)	(3,516)	(5,503)
Recoveries	17	29	0	139	0	19	1	195	1,848	2,248
Ending balance	$740	$14,658	$17	$4,637	$618	$5,234	$866	$1,910	$7,091	$35,771

Ending balance:
Individually evaluated for impairment	$0	$807	$0	$100	$0	$0	$0	$0	$0	$907
Collectively evaluated for impairment	$740	$13,851	$17	$4,537	$618	$5,234	$866	$1,910	$7,091	$34,864

Loans
Ending balance:
Individually evaluated for impairment	$4,299	$31,874	$0	$8,949	$0	$1,621	$0	$0	$0	$46,743
Collectively evaluated for impairment	$76,897	$1,159,837	$2,354	$343,461	$64,817	$719,075	$102,432	$145,376	$508,050	$3,122,299

Note 6 – Leases

Effective January 1, 2019, CTBI adopted ASU No. 2016-02, Leases, (Topic 842) and all subsequent ASUs that modified Topic 842.  Based on leases outstanding at December 31, 2018, the impact of adoption was recording a lease liability of approximately $16.1 million, a right-of-use asset of approximately $15.5 million, and a cumulative-effect adjustment to retained earnings of approximately $0.5 million, net of a $0.1 million adjustment to our deferred tax liability.  CTBI has one finance lease for property but no material subleases or leasing arrangements for which it is the lessor of property or equipment.

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

The components of lease expense for the three and six months ended June 30, 2019 were as follows:

(in thousands)	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Finance lease cost:
Amortization of right-of-use assets – finance leases	$9	$17
Interest on lease liabilities – finance leases	13	27
Total finance lease cost	22	44

Short-term lease cost	68	139
Operating lease cost	442	888

Sublease income	63	131

Total lease cost	$469	$940

Supplemental cash flow information related to CTBI’s operating and finance leases for the three and six months ended June 30, 2019 was as follows:

(in thousands)	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Finance lease – operating cash flows	$13	$27
Finance lease – financing cash flows	4	7
Operating lease – operating cash flows (fixed payments)	407	848
Weighted average lease term – financing leases	26.5 years	26.92 years
Weighted average lease term – operating leases	14.17 years	14.34 years
Weighted average discount rate – financing leases	3.70%	3.70%
Weighted average discount rate – operating leases	3.26%	3.00%

Maturities of lease liabilities as of June 30, 2019 are as follows:

(in thousands)	Operating Leases	Finance Leases
2019	$813	$34
2020	1,647	67
2021	1,668	75
2022	1,654	75
2023	1,575	75
Thereafter	10,895	2,060
Total lease payments	18,252	2,386
Less imputed interest	(4,171)	(923)
Total	$14,081	$1,463

At December 31, 2018, minimum non-cancellable rental payments were as follows:

(in thousands)	Operating Lease Payments
2019	$1,999
2020	1,710
2021	1,737
2022	1,760
2023	1,696
Thereafter	13,031
Total	$21,933

Note 7 – Other Real Estate Owned

Activity for other real estate owned was as follows:

	Three Months Ended June 30		Six Months Ended June 30
(in thousands)	2019	2018	2019	2018
Beginning balance of other real estate owned	$24,970	$32,004	$27,273	$31,996
New assets acquired	388	1,559	1,242	2,843
Fair value adjustments	(692)	(853)	(1,139)	(1,320)
Sale of assets	(2,130)	(2,448)	(4,840)	(3,257)
Ending balance of other real estate owned	$22,536	$30,262	$22,536	$30,262

Carrying costs and fair value adjustments associated with foreclosed properties for the three months ended June 30, 2019 and 2018 were $1.0 million and $1.3 million, respectively. Carrying costs and fair value adjustments associated with foreclosed properties for the six months ended June 30, 2019 and 2018 were $1.8 million and $2.3 million, respectively. See note 1 for a description of our accounting policies relative to foreclosed properties and other real estate owned.

The major classifications of foreclosed properties are shown in the following table:

(in thousands)	June 30 2019	December 31 2018
1-4 family	$3,273	$5,253
Agricultural/farmland	0	0
Construction/land development/other	13,495	15,017
Multifamily	88	88
Non-farm/non-residential	5,680	6,915
Total foreclosed properties	$22,536	$27,273

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

We monitor collateral levels on a continuous basis and maintain records of each transaction specifically describing the applicable security and the counterparty’s fractional interest in that security, and we segregate the security from its general assets in accordance with regulations governing custodial holdings of securities.  The primary risk with our repurchase agreements is market risk associated with the securities securing the transactions, as we may be required to provide additional collateral based on fair value changes of the underlying securities.  Securities pledged as collateral under repurchase agreements are maintained with our safekeeping agents.  The carrying value of investment securities available-for-sale pledged as collateral under repurchase agreements totaled $275.1 million and $285.2 million at June 30, 2019 and December 31, 2018, respectively.

The remaining contractual maturity of the securities sold under agreements to repurchase by class of collateral pledged included in the accompanying consolidated balance sheets as of June 30, 2019 and December 31, 2018 is presented in the following tables:

	June 30, 2019
	Remaining Contractual Maturity of the Agreements
(in thousands)	Overnight and Continuous	Up to 30 days	30-90 days	Greater Than 90 days	Total
Repurchase agreements and repurchase-to-maturity transactions:
U.S. Treasury and government agencies	$16,713	$7,584	$19,766	$33,000	$77,063
State and political subdivisions	48,816	1,671	1,486	10,086	62,059
U.S. government sponsored agency mortgage-backed securities	41,755	1,745	14,254	36,362	94,116
Total	$107,284	$11,000	$35,506	$79,448	$233,238

	December 31, 2018
	Remaining Contractual Maturity of the Agreements
(in thousands)	Overnight and Continuous	Up to 30 days	30-90 days	Greater Than 90 days	Total
Repurchase agreements and repurchase-to-maturity transactions:
U.S. Treasury and government agencies	$25,346	$0	$2,548	$60,699	$88,593
State and political subdivisions	58,864	0	2,995	10,384	72,243
U.S. government sponsored agency mortgage-backed securities	22,076	0	1,877	47,923	71,876
Total	$106,286	$0	$7,420	$119,006	$232,712

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

Recurring Measurements

The following tables present the fair value measurements of assets recognized in the accompanying balance sheets measured at fair value on a recurring basis as of June 30, 2019 and December 31, 2018 and indicate the level within the fair value hierarchy of the valuation techniques.

		Fair Value Measurements at June 30, 2019 Using
(in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets measured – recurring basis
Available-for-sale securities:
U.S. Treasury and government agencies	$150,742	$35,668	$115,074	$0
State and political subdivisions	105,439	0	105,439	0
U.S. government sponsored agency mortgage-backed securities	333,005	0	333,005	0
Other debt securities	2,400	0	2,400	0
Equity securities at fair value	1,727	0	0	1,727
Mortgage servicing rights	3,119	0	0	3,119

		Fair Value Measurements at December 31, 2018 Using
(in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets measured – recurring basis
Available-for-sale securities:
U.S. Treasury and government agencies	$217,938	$91,028	$126,910	$0
State and political subdivisions	124,488	0	124,488	0
U.S. government sponsored agency mortgage-backed securities	250,819	0	250,819	0
Other debt securities	501	0	501	0
Equity securities at fair value	1,173	0	0	1,173
Mortgage servicing rights	3,607	0	0	3,607

Following is a description of the valuation methodologies and inputs used for assets measured at fair value on a recurring basis and recognized in the accompanying balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy.  These valuation methodologies were applied to all of CTBI’s financial assets carried at fair value.  CTBI had no liabilities measured and recorded at fair value as of June 30, 2019 and December 31, 2018.  There have been no significant changes in the valuation techniques during the quarter or six months ended June 30, 2019.  For assets classified within Level 3 of the fair value hierarchy, the process used to develop the reported fair value is described below.

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

Equity Securities at Fair Value

As of June 30, 2019, the only securities owned by CTBI that were valued using Level 3 criteria are Visa Class B Stock (included in equity securities at fair value).  In determining fair value for Visa Class B Stock, CTBI utilizes the expertise of an independent third party.  Accordingly, fair value is determined by the independent third party using an income approach by utilizing assumptions about factors such as quarterly common stock dividend payments, the conversion of the securities to the relevant Class A Stock shares subject to the prevailing conversion rate and conversion date.  We have reviewed the assumptions, processes, and conclusions of the third party provider.  We have determined these assumptions, processes, and conclusions to be reasonable and appropriate in determining the fair value of this asset.  See the table below for inputs and valuation techniques used for Level 3 equity securities.

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

Transfers between Levels

There were no transfers between Levels 1, 2, and 3 as of June 30, 2019.

Level 3 Reconciliation

Following is a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the accompanying balance sheet using significant unobservable (Level 3) inputs for the three and six months ended June 30, 2019 and 2018:

(in thousands)	Three Months Ended June 30, 2019		Three Months Ended June 30, 2018
	Equity Securities at Fair Value	Mortgage Servicing Rights	Equity Securities at Fair Value	Mortgage Servicing Rights
Beginning balance	$1,528	$3,390	$0	$3,706
Total unrealized gains (losses)
Included in net income	199	(348)	0	68
Issues	0	191	0	111
Settlements	0	(114)	0	(113)
Ending balance	$1,727	$3,119	$0	$3,772

Total gains (losses) for the period included in net income attributable to the change in unrealized gains or losses related to assets still held at the reporting date	$199	$(348)	$0	$68

(in thousands)	Six Months Ended June 30, 2019		Six Months Ended June 30, 2018
	Equity Securities at Fair Value	Mortgage Servicing Rights	Equity Securities at Fair Value	Mortgage Servicing Rights
Beginning balance	$1,173	$3,607	$0	$3,484
Total unrealized gains (losses)
Included in net income	554	(582)	0	296
Issues	0	307	0	211
Settlements	0	(213)	0	(219)
Ending balance	$1,727	$3,119	$0	$3,772

Total gains (losses) for the period included in net income attributable to the change in unrealized gains or losses related to assets still held at the reporting date	$554	$(582)	$0	$296

Realized and unrealized gains and losses for items reflected in the table above are included in net income in the consolidated statements of income as follows:

Noninterest Income
	Three Months Ended June 30		Six Months Ended June 30
(in thousands)	2019	2018	2019	2018
Total gains (losses)	$(263)	$(45)	$(241)	$77

Nonrecurring Measurements

The following tables present the fair value measurements of assets recognized in the accompanying balance sheets measured at fair value on a nonrecurring basis as of June 30, 2019 and December 31, 2018 and indicate the level within the fair value hierarchy of the valuation techniques.

		Fair Value Measurements at June 30, 2019 Using
(in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets measured – nonrecurring basis
Impaired loans (collateral dependent)	$1,343	$0	$0	$1,343
Other real estate owned	2,271	0	0	2,271

		Fair Value Measurements at December 31, 2018 Using
(in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets measured – nonrecurring basis
Impaired loans (collateral dependent)	$747	$0	$0	$747
Other real estate owned	6,500	0	0	6,500

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

Loans considered impaired under ASC 310-35, Impairment of a Loan, are loans for which, based on current information and events, it is probable that the creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement.  Impaired loans are subject to nonrecurring fair value adjustments to reflect subsequent (i) partial write-downs that are based on the observable market price or current appraised value of the collateral or (ii) the full charge-off of the loan carrying value.  Quarter-to-date fair value adjustments on impaired loans disclosed above were $0.2 million for the quarter ended June 30, 2019, $0.3 million for the quarter ended December 31, 2018, and $0.2 million for the quarter ended June 30, 2018.  Year-to-date fair value adjustments were $0.5 million for the six months ended June 30, 2019, $0.3 million for the year ended December 31, 2018, and $0.2 million for the six months ended June 30, 2018.

Other Real Estate Owned

In accordance with the provisions of ASC 360, Property, Plant, and Equipment, other real estate owned (“OREO”) is carried at the lower of fair value at acquisition date or current estimated fair value, less estimated cost to sell when the real estate is acquired.  Estimated fair value of OREO is based on appraisals or evaluations.  OREO is classified within Level 3 of the fair value hierarchy.  Long-lived assets are subject to nonrecurring fair value adjustments to reflect subsequent partial write-downs that are based on the observable market price or current appraised value of the collateral.  Quarter-to-date fair value adjustments on other real estate owned disclosed above were $0.6 million, $0.4 million, and $0.8 million for the quarters ended June 30, 2019, December 31, 2018, and June 30, 2018, respectively. Year-to-date adjustments were $1.0 million for the six months ended June 30, 2019, $1.8 million for the year ended December 31, 2018, and $1.2 million for the six months ended June 30, 2018.

Our policy for determining the frequency of periodic reviews is based upon consideration of the specific properties and the known or perceived market fluctuations in a particular market and is typically between 12 and 18 months but generally not more than 24 months.  Appraisers are selected from the list of approved appraisers maintained by management.

Unobservable (Level 3) Inputs

The following tables present quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements at June 30, 2019 and December 31, 2018.

(in thousands)	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at June 30, 2019	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Equity securities at fair value	$1,727	Discount cash flows, computer pricing model	Discount rate	8.0% - 12.0% (10.0%)
			Conversion date	Dec 2022 – Dec 2026 (Dec 2024)

Mortgage servicing rights	$3,119	Discount cash flows, computer pricing model	Constant prepayment rate	7.0% - 23.6% (12.9%)
			Probability of default	0.0% - 100.0% (2.1%)
			Discount rate	10.0% - 11.5% (10.1%)

Impaired loans (collateral-dependent)	$1,343	Market comparable properties	Marketability discount	0.6% - 97.1% (62.0%)

Other real estate owned	$2,271	Market comparable properties	Comparability adjustments	10.0% - 34.4% (12.7%)

(in thousands)	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at December 31, 2018	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Equity securities at fair value	$1,173	Discount cash flows, computer pricing model	Discount rate	8.0% - 12.0% (10.0%)
			Conversion date	Dec 2022 – Dec 2026 (Dec 2024)

Mortgage servicing rights	$3,607	Discount cash flows, computer pricing model	Constant prepayment rate	7.0% - 28.1% (9.5%)
			Probability of default	0.0% - 100.0% (2.6%)
			Discount rate	10.0% - 11.5% (10.1%)

Impaired loans (collateral-dependent)	$747	Market comparable properties	Marketability discount	0.0% - 95.1% (41.5%)

Other real estate owned	$6,500	Market comparable properties	Comparability adjustments	6.0% - 47.6% (14.9%)

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

Fair Value of Financial Instruments

The following table presents estimated fair value of CTBI’s financial instruments as of June 30, 2019 and indicates the level within the fair value hierarchy of the valuation techniques.  In accordance with the prospective adoption of ASU 2016-01, the fair values as of June 30, 2019 were measured using an exit price notion.

		Fair Value Measurements at June 30, 2019 Using
(in thousands)	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$321,639	$321,639	$0	$0
Certificates of deposit in other banks	245	0	245	0
Securities available-for-sale	591,586	35,668	555,918	0
Securities held-to-maturity	619	0	619	0
Equity securities at fair value	1,727	0	0	1,727
Loans held for sale	1,067	1,093	0	0
Loans, net	3,157,209	0	0	3,189,802
Federal Home Loan Bank stock	11,360	0	11,360	0
Federal Reserve Bank stock	4,887	0	4,887	0
Accrued interest receivable	14,923	0	14,923	0
Mortgage servicing rights	3,119	0	0	3,119

Financial liabilities:
Deposits	$3,437,181	$833,044	$2,624,918	$0
Repurchase agreements	233,238	0	0	233,245
Federal funds purchased	3,900	0	3,900	0
Advances from Federal Home Loan Bank	426	0	458	0
Long-term debt	59,341	0	0	44,166
Accrued interest payable	5,600	0	5,600	0

Unrecognized financial instruments:
Letters of credit	$0	$0	$0	$0
Commitments to extend credit	0	0	0	0
Forward sale commitments	0	0	0	0
The following table presents estimated fair value of CTBI’s financial instruments as of December 31, 2018 and indicates the level within the fair value hierarchy of the valuation techniques.

		Fair Value Measurements at December 31, 2018 Using
(in thousands)	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$141,450	$141,450	$0	$0
Certificates of deposit in other banks	3,920	0	3,914	0
Securities available-for-sale	593,746	91,028	502,718	0
Securities held-to-maturity	649	0	649	0
Equity securities at fair value	1,173	0	0	1,173
Loans held for sale	2,461	2,518	0	0
Loans, net	3,172,730	0	0	3,175,908
Federal Home Loan Bank stock	14,713	0	14,713	0
Federal Reserve Bank stock	4,887	0	4,887	0
Accrued interest receivable	14,432	0	14,432	0
Mortgage servicing rights	3,607	0	0	3,607

Financial liabilities:
Deposits	$3,305,950	$803,316	$2,513,084	$0
Repurchase agreements	232,712	0	0	232,796
Federal funds purchased	1,180	0	1,180	0
Advances from Federal Home Loan Bank	436	0	468	0
Long-term debt	59,341	0	0	44,166
Accrued interest payable	2,902	0	2,902	0

Unrecognized financial instruments:
Letters of credit	$0	$0	$0	$0
Commitments to extend credit	0	0	0	0
Forward sale commitments	0	0	0	0

Note 10 – Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended June 30		Six Months Ended June 30
(in thousands except per share data)	2019	2018	2019	2018
Numerator:
Net income	$18,324	$11,599	$33,263	$27,413

Denominator:
Basic earnings per share:
Weighted average shares	17,721	17,687	17,717	17,679
Diluted earnings per share:
Effect of dilutive stock options and restricted stock grants	12	16	11	16
Adjusted weighted average shares	17,733	17,703	17,728	17,695

Earnings per share:
Basic earnings per share	$1.03	$0.66	$1.88	$1.55
Diluted earnings per share	1.03	0.66	1.88	1.55

There were no options to purchase common shares that were excluded from the diluted calculations above for the three and six months ended June 30, 2019 and 2018.  In addition to in-the-money stock options, unvested restricted stock grants were also used in the calculation of diluted earnings per share based on the treasury method.

Note 11 – Accumulated Other Comprehensive Income

Unrealized gains on AFS securities

Amounts reclassified from accumulated other comprehensive income (AOCI) and the affected line items in the statements of income during the three and six months ended June 30, 2019 and 2018 were:

	Amounts Reclassified from AOCI
	Three Months Ended June 30		Six Months Ended June 30
(in thousands)	2019	2018	2019	2018
Affected line item in the statements of income
Securities gains	$5	$2	$6	$151
Tax expense	1	0	2	32
Total reclassifications out of AOCI	$4	$2	$4	$119

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

Our Business

Community Trust Bancorp, Inc. (“CTBI”) is a bank holding company headquartered in Pikeville, Kentucky.  Currently, we own one commercial bank, Community Trust Bank, Inc. (“CTB”) and one trust company, Community Trust and Investment Company, Inc. (“CTIC”).  Through our subsidiaries, we have seventy-nine banking locations in eastern, northeastern, central, and south central Kentucky, southern West Virginia, and northeastern Tennessee, four trust offices across Kentucky, and one trust office in northeastern Tennessee.  At June 30, 2019, we had total consolidated assets of $4.4 billion and total consolidated deposits, including repurchase agreements, of $3.7 billion.  Total shareholders’ equity at June 30, 2019 was $594.7 million.  Trust assets under management, which are excluded from CTBI’s total consolidated assets, at June 30, 2019, were $2.1 billion.  Trust assets under management include CTB’s investment portfolio totaling $0.6 billion.

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

Results of Operations and Financial Condition

We reported record earnings for the second quarter 2019 of $18.3 million, or $1.03 per basic share, compared to $14.9 million, or $0.84 per basic share, earned during the first quarter 2019 and $11.6 million, or $0.66 per basic share, earned during the second quarter 2018.  Earnings for the six months ended June 30, 2019 were $33.3 million, or $1.88 per basic share, compared to $27.4 million, or $1.55 per basic share, earned during the six months ended June 30, 2018.

Quarterly Highlights

❖	Net interest income for the quarter of $36.0 million was flat to prior quarter, but an increase of $0.9 million, or 2.5%, from second quarter 2018.

❖	Provision for loan losses for the quarter ended June 30, 2019 increased $1.4 million from prior quarter but decreased $0.4 million from prior year same quarter.

❖	Our loan portfolio increased $2.5 million, an annualized 0.3%, during the quarter but decreased $16.4 million, or an annualized 1.0%, from December 31, 2018.

❖
Net loan charge-offs for the quarter ended June 30, 2019 were $1.6 million, or 0.20% of average loans annualized, compared to $1.1 million, or 0.14%, experienced for the first quarter 2019 and $1.3 million, or 0.17%, for the second quarter 2018.

❖
Nonperforming loans at $24.0 million decreased $1.4 million from March 31, 2019 but increased $1.9 million from December 31, 2018.  Nonperforming assets at $46.5 million decreased $3.9 million from March 31, 2019 and $2.9 million from December 31, 2018.

❖	Deposits, including repurchase agreements, increased $49.8 million, an annualized 5.5%, during the quarter and $131.8 million, or an annualized 7.5%, from December 31, 2018.

❖	Noninterest income for the quarter ended June 30, 2019 of $12.3 million was a $0.1 million increase over prior quarter, but a decrease of $1.5 million, or 10.8%, from prior year same quarter.

❖	Noninterest expense for the quarter ended June 30, 2019 of $30.0 million increased $0.9 million, or 3.3%, from prior quarter, but decreased $2.4 million, or 7.4%, from prior year same quarter.

❖
In April 2019, Kentucky enacted HB458.  HB458 allows for combined filing of state income taxes with CTBI and its subsidiaries, Community Trust Bank, Inc. and Community Trust and Investment Company, Inc.  CTBI had previously filed a separate company return and generated net operating losses, in which it had maintained a valuation allowance against the related deferred tax asset.  HB458 also allows for certain net operating losses to be utilized on a combined return.  CTBI expects to file a combined return, beginning in 2021, and to utilize these previously generated losses.  The tax benefit recorded in the second quarter 2019 to reverse the valuation allowance on the deferred tax asset for these losses was $3.6 million, or $0.21 per basic share.

Income Statement Review

(dollars in thousands)			Change 2019 vs. 2018
Six Months Ended June 30	2019	2018	Amount	Percent
Net interest income	$72,010	$69,739	$2,271	3.3%
Provision for loan losses	1,753	2,875	(1,122)	(39.0)
Noninterest income	24,422	27,050	(2,628)	(9.7)
Noninterest expense	59,113	61,120	(2,007)	(3.3)
Income taxes	2,303	5,381	(3,078)	(57.2)
Net income	$33,263	$27,413	$5,850	21.3%

Average earning assets	$4,018,187	$3,899,314	$118,873	3.0%

Yield on average earnings assets, tax equivalent*	4.67%	4.30%	0.37%	8.8%
Cost of interest bearing funds	1.46%	0.93%	0.53%	58.1%
Net interest margin, tax equivalent*	3.63%	3.63%	0.00%	0.0%

*Yield on average earning assets and net interest margin were computed on a tax equivalent basis using a 21% tax rate.

Net Interest Income

Net interest income for the quarter of $36.0 million was relatively flat to prior quarter, but an increase of $0.9 million, or 2.5%, from second quarter 2018.  Our net interest margin at 3.57% declined 13 basis points from prior quarter and 4 basis points from prior year same quarter, while our average earning assets increased $102.8 million and $141.3 million, respectively, during those same periods.  Our yield on average earning assets decreased 8 basis points from prior quarter but increased 32 basis points from prior year same quarter, and our cost of funds increased 7 basis points from prior quarter and 52 basis points from prior year same quarter.  Our ratio of average loans to deposits, including repurchase agreements, was 87.3% for the quarter ended June 30, 2019 compared to 89.9% for the quarter ended March 31, 2019 and 88.1% for the quarter ended June 30, 2018.  Net interest income for the six months ended June 30, 2019 increased $2.3 million, or 3.3%, from June 30, 2018.

Provision for Loan Losses

The provision for loan losses that was added to the allowance for the second quarter 2019 was $1.6 million compared to $0.2 million for the quarter ended March 31, 2019 and $1.9 million for the quarter ended June 30, 2018.  Year-to-date allocations to the reserve were $1.8 million at June 30, 2019 compared to $2.9 million at June 30, 2018.  This provision represented a charge against current earnings in order to maintain the allowance at an appropriate level determined using the accounting estimates described in the Critical Accounting Policies and Estimates section.  Our reserve coverage (allowance for loan and lease loss reserve to nonperforming loans) at June 30, 2019 was 146.0% compared to 137.8% at March 31, 2019 and 162.6% at June 30, 2018.  Our loan loss reserve as a percentage of total loans outstanding remained at 1.10% from March 31, 2019 to June 30, 2019, down from the 1.13% at June 30, 2018.

Noninterest Income

Noninterest income for the quarter ended June 30, 2019 of $12.3 million was a $0.1 million increase over prior quarter, but a decrease of $1.5 million, or 10.8%, from prior year same quarter.  The decrease in noninterest income from prior year was primarily the result of a $0.5 million decrease in loan related fees due to a decline in the fair market value of our mortgage servicing rights, along with a $1.0 million decrease in other operating revenue.  Other operating revenue for the second quarter 2018 included a gain on the sale of a partnership interest resulting from a low income housing tax credit recapture.  Noninterest income for the six months ended June 30, 2019 was a $2.6 million, or 9.7%, decrease from prior year.

Noninterest Expense

Noninterest expense for the quarter ended June 30, 2019 of $30.0 million increased $0.9 million, or 3.3%, from prior quarter, but decreased $2.4 million, or 7.4%, from prior year same quarter.  The increase in noninterest expense from prior quarter consisted of increases in FDIC insurance ($0.2 million), net other real estate owned expense ($0.3 million), operating losses ($0.2 million), loan related expense ($0.2 million), and other direct expense ($0.4 million), partially offset by a $0.3 million decrease in repossession expense.  The $0.4 million increase in other direct expense was the result of increased amortization expense related to tax credits.  The decrease from prior year was due to the previously disclosed $3.6 million accrual in June 2018 for customer reimbursements, partially offset by a $0.7 million increase in personnel expense.  The increase in personnel expense included a $0.9 million increase in salaries, partially offset by a $0.3 million decrease in the cost of group medical insurance.  Noninterest expense for the six months ended June 30, 2019 was $59.1 million, a $2.0 million, or 3.3%, decrease from the first six months of 2018.

Balance Sheet Review

CTBI’s total assets at $4.4 billion increased $64.0 million, or 5.9% annualized, from March 31, 2019 and $175.6 million, or 8.4% annualized, from December 31, 2018.  Loans outstanding at June 30, 2019 were $3.2 billion, an increase of $2.5 million, an annualized 0.3%, from March 31, 2019 but a decrease of $16.4 million, or 1.0% annualized, from December 31, 2018.  We experienced increases during the quarter of $2.0 million in the commercial loan portfolio, $7.1 million in the residential loan portfolio, and $3.3 million in the direct consumer loan portfolio, offset by a decrease of $9.9 million in the indirect consumer loan portfolio.  CTBI’s investment portfolio decreased $7.5 million, or an annualized 5.0%, from March 31, 2019 and $2.2 million, or 0.7% annualized, from December 31, 2018.  Deposits in other banks increased $67.8 million from March 31, 2019 and $189.7 million from December 31, 2018, as the yield earned was favorable to other investment alternatives.  Deposits, including repurchase agreements, at $3.7 billion increased $49.8 million, or an annualized 5.5%, from March 31, 2019 and $131.8 million, or 7.5% annualized, from December 31, 2018.

Shareholders’ equity at June 30, 2019 was $594.7 million, a 11.9% annualized increase from the $577.5 million at March 31, 2019 and a 10.9% annualized increase from the $564.2 million at December 31, 2018.  Our tangible common equity/tangible assets ratio at June 30, 2019 was 12.27%.

Loans

(in thousands)	June 30, 2019
Loan Category	Balance	Variance from Prior Year-End	YTD Net Charge- Offs	Nonperforming	ALLL
Commercial:
Construction	$65,771	(20.5)%	$(65)	$546	$799
Secured by real estate	1,192,768	0.8	(254)	11,471	15,098
Equipment lease financing	962	(44.7)	0	0	7
Commercial other	390,048	3.4	(723)	1,175	4,889
Total commercial	1,649,549	0.3	(1,042)	13,192	20,793

Residential:
Real estate construction	57,017	(0.3)	0	285	358
Real estate mortgage	722,573	0.0	(267)	9,305	4,187
Home equity	109,831	3.3	(58)	938	933
Total residential	889,421	0.4	(325)	10,528	5,478

Consumer:
Consumer direct	145,149	0.6	(397)	40	1,767
Consumer indirect	508,088	(4.8)	(899)	218	6,960
Total consumer	653,237	(3.7)	(1,296)	258	8,727

Total loans	$3,192,207	(0.5)%	$(2,663)	$23,978	$34,998

Asset Quality

CTBI’s total nonperforming loans, not including performing troubled debt restructurings, were $24.0 million, or 0.75% of total loans, at June 30, 2019 compared to $25.4 million, or 0.80% of total loans, at March 31, 2019 and $22.1 million, or 0.69% of total loans, at December 31, 2018.  Accruing loans 90+ days past due decreased $1.9 million from prior quarter but increased $0.9 million from December 31, 2018.  Nonaccrual loans increased $0.5 million during the quarter and $1.0 million from December 31, 2018.  Accruing loans 30-89 days past due at $30.6 million was an increase of $8.8 million from prior quarter and $7.9 million from December 31, 2018.  The increase in loans 30-89 days past due is primarily two credits, both of which are well collateralized.  Our loan portfolio management processes focus on the immediate identification, management, and resolution of problem loans to maximize recovery and minimize loss.   Our loan risk management processes include weekly delinquent loan review meetings at the market levels and monthly delinquent loan review meetings involving senior corporate management to review all nonaccrual loans and loans 30 days or more past due.  Any activity regarding a criticized/classified loan (i.e. problem loan) must be approved by CTB’s Watch List Asset Committee (i.e. Problem Loan Committee).  CTB’s Watch List Asset Committee also meets on a quarterly basis and reviews every criticized/classified loan of $100,000 or greater.  We also have a Loan Review Department that reviews every market within CTB annually and performs extensive testing of the loan portfolio to assure the accuracy of loan grades and classifications for delinquency, troubled debt restructuring, impaired status, impairment, nonaccrual status, and adequate loan loss reserves.

Impaired loans, loans not expected to meet contractual principal and interest payments other than insignificant delays, at June 30, 2019 totaled $54.6 million, compared to $50.4 million at March 31, 2018 and $46.4 million at December 31, 2018.  Management evaluates all impaired loans for the amount of impairment, if any, and records a direct charge-off or provides specific reserves when necessary.

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

Our level of foreclosed properties at $22.5 million at June 30, 2019 was a $2.5 million decrease from the $25.0 million at March 31, 2019 and a $4.8 million decrease from the $27.3 million at December 31, 2018.  Sales of foreclosed properties for the six months ended June 30, 2019 totaled $4.8 million while new foreclosed properties totaled $1.2 million.  At June 30, 2019, the book value of properties under contracts to sell was $1.6 million; however, the closings had not occurred at quarter-end.

When foreclosed properties are acquired, appraisals are obtained and the properties are booked at the current market value less expected sales costs.  Additionally, periodic updated appraisals are obtained on unsold foreclosed properties.  When an updated appraisal reflects a fair market value below the current book value, a charge is booked to current earnings to reduce the property to its new market value less expected sales costs.   Charges to earnings in the second quarter 2019 to reflect the decrease in current market values of foreclosed properties totaled $0.7 million.  There were six properties reappraised during the second quarter 2019.  Of these, four properties were written down by a total of $0.1 million.  Charges to earnings during the quarters ended March 31, 2019 and June 30, 2018 were $0.4 million and $0.9 million, respectively.  Charges to earnings for the six months ended June 30, 2019 were $1.1 million compared to $1.3 million for the six months ended June 30, 2018.  Our policy for determining the frequency of periodic reviews is based upon consideration of the specific properties and the known or perceived market fluctuations in a particular market and is typically between 12 and 18 months but generally not more than 24 months.  Approximately ninety-five percent of our OREO properties have appraisals dated within the past 18 months.  Management anticipates that our foreclosed properties will remain elevated as we work through current market conditions.

The appraisal aging analysis of foreclosed properties, as well as the holding period, at June 30, 2019 is shown below:

(in thousands)
Appraisal Aging Analysis			Holding Period Analysis
Days Since Last Appraisal	Number of Properties	Current Book Value	Holding Period	Current Book Value
Up to 3 months	7	$897	Less than one year	$2,819
3 to 6 months	19	2,583	1 year	1,559
6 to 9 months	8	361	2 years	437
9 to 12 months	31	2,450	3 years	5,663
12 to 18 months	37	5,423	4 years	922
18 to 24 months	2	3,315	5 years	1,004
Over 24 months	3	7,507	6 years*	6
Total	107	$22,536	7 years*	8,600
			8 years*	963
			9 years*	563
			Total	$22,536

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

As disclosed above, CTBI is required to dispose of any foreclosed property that has not been sold within 10 years.  As of June 30, 2019, foreclosed property with a total book value of $0.6 million, representing 2.5% or our foreclosed properties (based on book value), had been held by us for at least nine years.  The book value at June 30, 2019 represents management’s best estimate of realizable value of the properties.

Net loan charge-offs for the quarter ended June 30, 2019 were $1.6 million, or 0.20% of average loans annualized, compared to $1.1 million, or 0.14%, experienced for the first quarter 2019 and $1.3 million, or 0.17%, for the second quarter 2018.  Net loan charge-offs for the six months ended June 30, 2019 were $2.7 million, or 0.17% of average loans, compared to $3.3 million, or 0.21% of average loans, experienced for the six month ended June 30, 2018.  Of the net charge-offs for the six months, $1.1 million were in commercial loans, $0.9 million were in indirect consumer loans, $0.3 million were in residential loans, and $0.4 million were in direct consumer loans.

Dividends

The following schedule shows the quarterly cash dividends paid for the past six quarters:

Pay Date	Record Date	Amount Per Share
July 1, 2019	June 15, 2019	$0.36
April 1, 2019	March 15, 2019	$0.36
January 1, 2019	December 15, 2018	$0.36
October 1, 2018	September 15, 2018	$0.36
July 1, 2018	June 15, 2018	$0.33
April 1, 2018	March 15, 2018	$0.33

On July 23, 2019, the Board of Directors of CTBI declared a quarterly cash dividend of $0.38 per share to be paid on October 1, 2019 to shareholders of record on September 15, 2019.  This represents an increase of 5.6% in the quarterly cash dividend.

Liquidity and Market Risk

The objective of CTBI’s Asset/Liability management function is to maintain consistent growth in net interest income within our policy limits.  This objective is accomplished through management of our consolidated balance sheet composition, liquidity, and interest rate risk exposures arising from changing economic conditions, interest rates, and customer preferences.  The goal of liquidity management is to provide adequate funds to meet changes in loan and lease demand or deposit withdrawals.  This is accomplished by maintaining liquid assets in the form of cash and cash equivalents and investment securities, sufficient unused borrowing capacity, and growth in core deposits and wholesale funding (including the use of wholesale brokered deposits).  As of June 30, 2019, we had approximately $321.6 million in cash and cash equivalents and approximately $591.6 million in securities valued at estimated fair value designated as available-for-sale and available to meet liquidity needs on a continuing basis compared to $141.5 million and $593.7 million at December 31, 2018.  Additional asset-driven liquidity is provided by the remainder of the securities portfolio and the repayment of loans.  In addition to core deposit funding, we also have a variety of other short-term and long-term funding sources available.  As of June 30, 2019, we had wholesale brokered deposits outstanding of $42.3 million with a weighted average maturity of 1.08 years compared to $42.3 million with a weighted average maturity of 1.58 years at December 31, 2018.  We also rely on Federal Home Loan Bank advances for both liquidity and management of our asset/liability position.  Federal Home Loan Bank advances were $0.4 million at June 30, 2019 and December 31, 2018.  As of June 30, 2019, we had a $341.3 million available borrowing position with the Federal Home Loan Bank compared to $312.2 million at December 31, 2018.  We generally rely upon net inflows of cash from financing activities, supplemented by net inflows of cash from operating activities, to provide cash for our investing activities.  As is typical of many financial institutions, significant financing activities include deposit gathering, use of short-term borrowing facilities such as repurchase agreements and federal funds purchased, use of wholesale brokered deposits, and issuance of long-term debt.  At June 30, 2019 and December 31, 2018, we had $45 million in lines of credit with various correspondent banks available to meet any future cash needs.  Our primary investing activities include purchases of securities and loan originations.  We do not rely on any one source of liquidity and manage availability in response to changing consolidated balance sheet needs.  Included in our cash and cash equivalents at June 30, 2019 were deposits with the Federal Reserve of $265.0 million compared to $73.5 million at December 31, 2018.  At December 31, 2018, cash and cash equivalents included federal funds sold of $1.1 million; however, we had no federal funds sold as of June 30, 2019.  Additionally, we project cash flows from our investment portfolio to generate additional liquidity over the next 90 days.

The investment portfolio consists of investment grade short-term issues suitable for bank investments.  The majority of the investment portfolio is in U.S. government and government sponsored agency issuances.  At June 30, 2019, available-for-sale (“AFS”) securities comprised substantially all of the total investment portfolio, and the AFS portfolio was approximately 99% of equity capital.  Eighty-nine percent of the pledge eligible portfolio was pledged.

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

Capital Resources

Shareholders’ equity was $594.7 million at June 30, 2019 and $564.2 million at December 31, 2018.  CTBI’s annualized dividend yield to shareholders as of June 30, 2019 was 3.41%.  Our primary source of capital growth is the retention of earnings.  Cash dividends were $0.72 per share and $0.66 per share for the six months ended June 30, 2019 and 2018, respectively.  We retained 61.7% of our earnings for the first six months of 2019 compared to 57.4% for the first six months of 2018.

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

As of June 30, 2019, CTBI had a common equity Tier 1 capital ratio of 16.83%, a Tier 1 capital ratio of 18.67%, a total capital ratio of 19.80%, and a Tier 1 leverage ratio of 13.61%.  Our capital conservation buffer at June 30, 2019 was 11.80%.

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

As of June 30, 2019, we are not aware of any current recommendations by banking regulatory authorities which, if they were to be implemented, would have, or are reasonably likely to have, a material adverse impact on our liquidity, capital resources, or operations.

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

Beginning in 2008, the U.S. economy faced a severe economic crisis including a major recession from which recovery was slow and uneven.  Commerce and business growth in certain regions in the U.S. remains reduced and local governments and many businesses continue to experience financial difficulty.  In some areas of the U.S., including certain parts of our service area, unemployment levels remain elevated.  There can be no assurance that these conditions will continue to improve and these conditions could worsen.  In addition, the level of U.S. debt, the Federal Open Market Committee’s monetary policy, potential volatility in oil prices, U.S. tax law modifications, political events, and trade policies may have a destabilizing effect on financial markets or a negative effect on the economy.

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

Income Taxes – Income tax expense is based on the taxes due on the consolidated tax return plus deferred taxes based on the expected future tax benefits and consequences of temporary differences between carrying amounts and tax bases of assets and liabilities, using enacted tax rates.  Any interest and penalties incurred in connection with income taxes are recorded as a component of income tax expense in the consolidated financial statements.  During the three and six months ended June 30, 2019 and 2018, CTBI has not recognized a significant amount of interest expense or penalties in connection with income taxes.

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

In April 2019, Kentucky enacted HB458.  HB458 allows for combined state income tax filing with CTBI, CTB, and CTIC.  CTBI had previously filed a separate company return and generated net operating losses, in which it had maintained a valuation allowance against the related deferred tax asset.  HB458 also allows for certain net operating losses to be utilized on a combined return.  CTBI expects to file a combined return, beginning in 2021, and to utilize these previously generated losses.  The tax benefit recorded in the second quarter 2019 to reverse the valuation allowance on the deferred tax asset for these losses was $3.6 million.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Interest rate risk management focuses on maintaining consistent growth in net interest income within Board-approved policy limits.  CTBI uses an earnings simulation model to analyze net interest income sensitivity to movements in interest rates.  Given a 200 basis point increase to the yield curve used in the simulation model, it is estimated net interest income for CTBI would increase by 5.87 percent over one year and 8.52 percent over two years.  A 200 basis point decrease in the yield curve would decrease net interest income by an estimated 5.82 percent over one year and 9.42 percent over two years.  For further discussion of CTBI’s market risk, see the Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Market Risk included in the annual report on Form 10-K for the year ended December 31, 2018.

Item 4.  Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

CTBI’s management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934.  As of the end of the period covered by this report, an evaluation was carried out by CTBI’s management, with the participation of our Chief Executive Officer and the Executive Vice President, Chief Financial Officer, and Treasurer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, management concluded that disclosure controls and procedures as of June 30, 2019 were effective in ensuring material information required to be disclosed in this quarterly report on Form 10-Q was recorded, processed, summarized, and reported on a timely basis.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in CTBI’s internal control over financial reporting that occurred during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, CTBI’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	None

Item 1A.	Risk Factors

CTBI is subject to a number of risk factors that may affect our business, results of operations, and financial condition, including those disclosed in CTBI’s Annual Report on Form 10-K for the year ended December 31, 2018, and the following additional risk factor:

Financial institutions, including CTBI, must transition from LIBOR to an alternative reference rate.

LIBOR will cease to exist as a published rate after 2021.  The Federal Reserve through the Alternative Reference Rate Committee has recommended a replacement benchmark rate, the Secured Overnight Financing Rate.  All loans extending beyond 2021 will need to be managed to ensure appropriate benchmark rate replacements are provided for and adopted.  Failure to identify and negotiate a replacement benchmark rate and/or update data processing systems could result in future interest rate risk not being mitigated as intended or interest being miscalculated, which could adversely impact CTBI’s business, financial condition and results of operations.  As of June 30, 2019, CTBI had approximately $29.0 million in variable rate loans and $21.2 million in available-for-sale securities with interest rates tied to LIBOR, substantially all of which have maturity dates beyond December 31, 2021.  In addition, CTBI has debentures outstanding in the principal amount of $59.3 million which mature in 2037 and bear interest at a rate tied to LIBOR.

Moreover, financial institution contracts linked to LIBOR are widespread and intertwined with numerous financial products and services.  The downstream effect of unwinding or transitioning such contracts could cause instability and negatively impact financial markets and individual institutions.  The uncertainty surrounding the transition from LIBOR could adversely affect the U.S. financial system more broadly.

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

COMMUNITY TRUST BANCORP, INC.

Date: August 8, 2019	By:

/s/ Jean R. Hale
Jean R. Hale
Chairman, President, and Chief Executive Officer

/s/ Kevin J. Stumbo
Kevin J. Stumbo
Executive Vice President, Chief Financial Officer,
and Treasurer