Form 10-Q
period 2019-09-30
COMMUNITY TRUST BANCORP INC /KY/
filed 2019-11-08
CIK 350852

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________ to _____________

Commission file number 001-31220

COMMUNITY TRUST BANCORP, INC.
(Exact name of registrant as specified in its charter)

Kentucky	61-0979818
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

346 North Mayo Trail P.O. Box 2947 Pikeville, Kentucky	41502
(Address of principal executive offices)	(Zip code)

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ✓	Accelerated Filer ☐	Non-accelerated Filer ☐

Smaller Reporting Company ☐	Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised ﬁnancial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ✓

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Common stock – 17,782,752 shares outstanding at October 31, 2019

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

Community Trust Bancorp, Inc.
Condensed Consolidated Balance Sheets

(dollars in thousands)	(unaudited) September 30 2019	December 31 2018
Assets:
Cash and due from banks	$68,472	$64,632
Interest bearing deposits	153,349	75,718
Federal funds sold	0	1,100
Cash and cash equivalents	221,821	141,450

Certificates of deposit in other banks	245	3,920
Securities available-for-sale at fair value (amortized cost of $643,164 and $602,114, respectively)	649,976	593,746
Securities held-to-maturity at amortized cost (fair value of $517 and $649, respectively)	517	649
Equity securities at fair value	1,743	1,173
Loans held for sale	1,943	2,461

Loans	3,214,785	3,208,638
Allowance for loan and lease losses	(34,811)	(35,908)
Net loans	3,179,974	3,172,730

Premises and equipment, net	44,223	45,291
Right-of-use asset	14,702	0
Federal Home Loan Bank stock	10,794	14,713
Federal Reserve Bank stock	4,887	4,887
Goodwill	65,490	65,490
Bank owned life insurance	68,929	67,076
Mortgage servicing rights	2,904	3,607
Other real estate owned	19,833	27,273
Other assets	49,682	57,150
Total assets	$4,337,663	$4,201,616

Liabilities and shareholders’ equity:
Deposits:
Noninterest bearing	$849,582	$803,316
Interest bearing	2,539,973	2,502,634
Total deposits	3,389,555	3,305,950

Repurchase agreements	228,755	232,712
Federal funds purchased	5,900	1,180
Advances from Federal Home Loan Bank	421	436
Long-term debt	57,841	59,341
Deferred taxes	4,286	3,363
Operating lease liability	13,826	0
Finance lease liability	1,460	0
Other liabilities	30,101	34,484
Total liabilities	3,732,145	3,637,466

Shareholders’ equity:
Preferred stock, 300,000 shares authorized and unissued	-	-
Common stock, $5 par value, shares authorized 25,000,000; shares outstanding 2019 – 17,777,251; 2018 – 17,732,853	88,886	88,665
Capital surplus	224,210	223,161
Retained earnings	287,493	258,935
Accumulated other comprehensive income (loss), net of tax	4,929	(6,611)
Total shareholders’ equity	605,518	564,150

Total liabilities and shareholders’ equity	$4,337,663	$4,201,616

See notes to condensed consolidated financial statements.

Community Trust Bancorp, Inc.
Condensed Consolidated Statements of Income and Comprehensive Income
(unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
(in thousands except per share data)	2019	2018	2019	2018
Interest income:
Interest and fees on loans, including loans held for sale	$41,781	$39,420	$124,009	$113,788
Interest and dividends on securities
Taxable	3,086	2,422	9,338	7,314
Tax exempt	552	699	1,810	2,102
Interest and dividends on Federal Reserve Bank and Federal Home Loan Bank stock	207	341	764	1,002
Interest on Federal Reserve Bank deposits	1,330	659	3,641	1,811
Other, including interest on federal funds sold	31	66	131	195
Total interest income	46,987	43,607	139,693	126,212

Interest expense:
Interest on deposits	8,649	6,051	25,680	16,508
Interest on repurchase agreements and federal funds purchased	1,169	818	3,516	2,176
Interest on advances from Federal Home Loan Bank	0	3	39	7
Interest on long-term debt	650	599	1,929	1,646
Total interest expense	10,468	7,471	31,164	20,337

Net interest income	36,519	36,136	108,529	105,875
Provision for loan losses	1,253	1,543	3,006	4,418
Net interest income after provision for loan losses	35,266	34,593	105,523	101,457

Noninterest income:
Service charges on deposit accounts	6,859	6,671	19,504	19,372
Gains on sales of loans, net	450	319	1,298	902
Trust and wealth management income	2,725	2,836	8,065	8,650
Loan related fees	622	1,022	1,635	3,085
Bank owned life insurance	590	555	1,837	3,112
Brokerage revenue	418	331	978	1,054
Securities gains (losses)	14	(2)	574	(288)
Other noninterest income	711	931	2,920	3,826
Total noninterest income	12,389	12,663	36,811	39,713
Noninterest expense:
Officer salaries and employee benefits	2,812	3,475	9,483	9,909
Other salaries and employee benefits	12,208	11,789	37,583	36,396
Occupancy, net	2,031	2,019	5,894	6,178
Equipment	776	725	2,264	2,169
Data processing	1,987	1,695	5,539	4,965
Bank franchise tax	1,656	1,618	5,054	4,896
Legal fees	555	373	1,409	1,275
Professional fees	577	507	1,654	1,504
Advertising and marketing	894	744	2,560	2,352
FDIC insurance	(280)	314	266	907
Other real estate owned provision and expense	2,476	1,094	4,271	3,348
Repossession expense	334	246	823	959
Amortization of limited partnership investments	745	609	2,688	1,825
Other noninterest expense	3,111	2,898	9,507	12,543
Total noninterest expense	29,882	28,106	88,995	89,226

Income before income taxes	17,773	19,150	53,339	51,944
Income taxes	2,504	3,044	4,807	8,425
Net income	15,269	16,106	48,532	43,519

Other comprehensive income (loss):
Unrealized holding gains (losses) on securities available-for-sale:
Unrealized holding gains (losses) arising during the period	2,538	(2,521)	15,184	(9,830)
Less: Reclassification adjustments for realized gains (losses) included in net income	(2)	(2)	4	149
Tax expense (benefit)	664	(529)	3,640	(2,096)
Other comprehensive income (loss), net of tax	1,876	(1,990)	11,540	(7,883)
Comprehensive income	$17,145	$14,116	$60,072	$35,636

Basic earnings per share	$0.86	$0.91	$2.74	$2.46
Diluted earnings per share	$0.86	$0.91	$2.74	$2.46

Weighted average shares outstanding-basic	17,726	17,691	17,720	17,683
Weighted average shares outstanding-diluted	17,743	17,710	17,733	17,700

See notes to condensed consolidated financial statements.

Consolidated Statements of Changes in Shareholders’ Equity
Quarterly

(in thousands except per share and share amounts)	Common Shares	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Total
Balance, June 30, 2018	17,725,313	$88,626	$222,486	$239,955	$(8,892)	$542,175
Net income				16,106		16,106
Other comprehensive loss, net of tax of ($529)					(1,990)	(1,990)
Cash dividends declared ($0.36 per share)				(6,370)		(6,370)
Issuance of common stock	3,939	21	182			203
Forfeiture of restricted stock	(1,177)	(6)	6			0
Stock-based compensation			140			140
Balance, September 30, 2018	17,728,075	$88,641	$222,814	$249,691	$(10,882)	$550,264

(in thousands except per share and share amounts)	Common Shares	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Total
Balance, June 30, 2019	17,772,309	$88,862	$223,833	$278,960	$3,053	$594,708
Net income				15,269		15,269
Other comprehensive income, net of tax of $664					1,876	1,876
Cash dividends declared ($0.38 per share)				(6,736)		(6,736)
Issuance of common stock	4,942	24	183			207
Forfeiture of restricted stock	0	0	0			0
Stock-based compensation			194			194
Balance, September 30, 2019	17,777,251	$88,886	$224,210	$287,493	$4,929	$605,518

See notes to condensed consolidated financial statements.

Consolidated Statements of Changes in Shareholders’ Equity
Year-to-Date

(in thousands except per share and share amounts)	Common Shares	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Total
Balance, December 31, 2017	17,692,912	$88,465	$221,472	$224,268	$(3,506)	$530,699
Net income				43,519		43,519
Other comprehensive loss, net of tax of ($2,096)					(7,883)	(7,883)
Cash dividends declared ($1.02 per share)				(18,042)		(18,042)
Issuance of common stock	37,017	185	818			1,003
Issuance of restricted stock	11,435	57	(57)			0
Vesting of restricted stock	(11,997)	(60)	60			0
Forfeiture of restricted stock	(1,292)	(6)	6			0
Stock-based compensation			515			515
Implementation of ASU 2014-09				453		453
Implementation of ASU 2016-01				(507)	507	0
Balance, September 30, 2018	17,728,075	$88,641	$222,814	$249,691	$(10,882)	$550,264

(in thousands except per share and share amounts)	Common Shares	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Total
Balance, December 31, 2018	17,732,853	$88,665	$223,161	$258,935	$(6,611)	$564,150
Net income				48,532		48,532
Other comprehensive income, net of tax of $3,640					11,540	11,540
Cash dividends declared ($1.10 per share)				(19,494)		(19,494)
Issuance of common stock	29,725	148	533			681
Issuance of restricted stock	27,921	140	(140)			0
Vesting of restricted stock	(12,660)	(64)	64			0
Forfeiture of restricted stock	(588)	(3)	3			0
Stock-based compensation			589			589
Implementation of ASU 2016-02				(480)	0	(480)
Balance, September 30, 2019	17,777,251	$88,886	$224,210	$287,493	$4,929	$605,518

See notes to condensed consolidated financial statements.

Community Trust Bancorp, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended September 30
(in thousands)	2019	2018
Cash flows from operating activities:
Net income	$48,532	$43,519
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,132	2,853
Deferred taxes	(2,586)	159
Stock-based compensation	645	553
Provision for loan losses	3,006	4,418
Write-downs of other real estate owned and other repossessed assets	3,353	1,990
Gains on sale of mortgage loans held for sale	(1,298)	(902)
Securities (gains) losses, net	(4)	288
Change in fair market value of equity securities	(570)	0
Gain on debt repurchase	(219)	0
(Gains) losses on sale of assets, net	359	(107)
Proceeds from sale of mortgage loans held for sale	65,893	40,284
Funding of mortgage loans held for sale	(64,077)	(39,378)
Amortization of securities premiums and discounts, net	3,720	3,648
Change in cash surrender value of bank owned life insurance	(1,227)	(2,563)
Payment of operating lease liabilities	(1,255)	0
Mortgage servicing rights:
Fair value adjustments	1,149	(2)
New servicing assets created	(446)	(329)
Changes in:
Other assets	7,422	(11,904)
Other liabilities	(4,439)	9,497
Net cash provided by operating activities	62,090	52,024

Cash flows from investing activities:
Certificates of deposit in other banks:
Maturity of certificates of deposit	3,675	4,655
Securities available-for-sale (AFS):
Purchase of AFS securities	(194,884)	(144,177)
Proceeds from the sales of AFS securities	25,734	57,079
Proceeds from prepayments and maturities of AFS securities	124,384	89,735
Securities held-to-maturity (HTM):
Proceeds from maturities of HTM securities	132	0
Change in loans, net	(9,319)	(60,707)
Purchase of premises and equipment	(1,825)	(2,343)
Proceeds from sale and retirement of premises and equipment	46	23
Redemption of stock by Federal Home Loan Bank	3,919	3,214
Proceeds from sale of other real estate and repossessed assets	2,797	1,491
Additional investment in bank owned life insurance	(1,241)	0
Proceeds from settlement of bank owned life insurance	615	1,202
Net cash used in investing activities	(45,967)	(49,828)

Cash flows from financing activities:
Change in deposits, net	83,605	9,783
Change in repurchase agreements and federal funds purchased, net	763	1,162
Proceeds from Federal Home Loan Bank advances	30,000	0
Payments on advances from Federal Home Loan Bank	(30,015)	(58)
Payment of finance lease liabilities	(11)	0
Repurchase of long-term debt	(1,281)	0
Issuance of common stock	681	1,003
Dividends paid	(19,494)	(18,027)
Net cash provided by (used in) financing activities	64,248	(6,137)
Net increase (decrease) in cash and cash equivalents	80,371	(3,941)
Cash and cash equivalents at beginning of period	141,450	175,274
Cash and cash equivalents at end of period	$221,821	$171,333

Supplemental disclosures:
Income taxes paid	$8,784	$8,700
Interest paid	27,408	18,185
Non-cash activities:
Loans to facilitate the sale of other real estate owned and repossessed assets	2,820	2,680
Common stock dividends accrued, paid in subsequent quarter	220	220
Real estate acquired in settlement of loans	1,889	3,692

See notes to condensed consolidated financial statements.

Community Trust Bancorp, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1 - Summary of Significant Accounting Policies

In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments (which consist of normal recurring adjustments) necessary, to present fairly the condensed consolidated financial position as of September 30, 2019, the results of operations, other comprehensive income, and changes in shareholders’ equity for the three and nine months ended September 30, 2019 and 2018, and the cash flows for the nine months ended September 30, 2019 and 2018.  In accordance with accounting principles generally accepted in the United States of America for interim financial information, these statements do not include certain information and footnote disclosures required by accounting principles generally accepted in the United States of America for complete annual financial statements.  The results of operations for the three and nine months ended September 30, 2019 and 2018 and the cash flows for the nine months ended September 30, 2019 and 2018 are not necessarily indicative of the results to be expected for the full year.  The condensed consolidated balance sheet as of December 31, 2018 has been derived from the audited consolidated financial statements of Community Trust Bancorp, Inc. (“CTBI”) for that period.  For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2018, included in our annual report on Form 10-K.

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

New Accounting Standards –

➢           Leases – In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842). ASU 2016-02 establishes a right-of-use model that requires a lessee to record a right-of-use asset and a lease liability for all leases with terms longer than 12 months.  Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement.  For lessors, the guidance modifies the classification criteria and the accounting for sales-type and direct financing leases.  A lease will be treated as a sale if it transfers all of the risks and rewards, as well as control of the underlying asset, to the lessee.  If risks and rewards are conveyed without the transfer of control, the lease is treated as a financing. If the lessor does not convey risks and rewards or control, an operating lease results.  The amendments are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years for public business entities.  Entities are required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements, with certain practical expedients available.

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

ASU 2016-13 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019.  Early adoption is permitted for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. CTBI has an implementation team working through the provisions of ASU 2016-13 including assessing the impact on its accounting and disclosures.  The team has established the historical data that will be available and has identified the potential loan segments to be analyzed.  The team has determined the portfolio methodologies and relevant economic factors to be utilized and will begin running parallel with its current model as part of the monthly fourth quarter 2019 loan portfolio analysis.

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

Income Taxes – Income tax expense is based on the taxes due on the consolidated tax return plus deferred taxes based on the expected future tax benefits and consequences of temporary differences between carrying amounts and tax bases of assets and liabilities, using enacted tax rates.  Any interest and penalties incurred in connection with income taxes are recorded as a component of income tax expense in the consolidated financial statements.  During the three and nine months ended September 30, 2019 and 2018, CTBI has not recognized a significant amount of interest expense or penalties in connection with income taxes.

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
Note 2 – Stock-Based Compensation

CTBI’s compensation expense related to stock option grants was $8 thousand and $29 thousand, respectively, for the three and nine months ended September 30, 2019, and $11 thousand  and $74 thousand for the three and nine months ended September 30, 2018.  Restricted stock expense for the three and nine months ended September 30, 2019 was $205 thousand and $616 thousand, respectively, including $19 thousand and $56 thousand in dividends paid for each period.  Restricted stock expense for the three and nine months ended September 30, 2018 was $143 thousand and $479 thousand, respectively, including $13 thousand and $38 thousand in dividends paid for each period.  As of September 30, 2019, there was a total of $9 thousand of unrecognized compensation expense related to unvested stock option awards that will be recognized as expense as the awards vest over a weighted average period of 0.3 years and a total of $1.6 million of unrecognized compensation expense related to restricted stock grants that will be recognized as expense as the awards vest over a weighted average period of 2.7 years.

There were no stock options granted in the first nine months of both 2019 and 2018.  There were 27,921 and 11,320 shares of restricted stock granted during the nine months ended September 30, 2019 and 2018, respectively.  The restricted stock was issued pursuant to the terms of CTBI’s 2015 Stock Ownership Incentive Plan.  The restrictions on the restricted stock will lapse ratably over four years.  However, in the event of certain participant employee termination events occurring within 24 months of a change in control of CTBI or the death of the participant, the restrictions will lapse, and in the event of the participant’s disability, the restrictions will lapse on a pro rata basis.  The Compensation Committee will have discretion to review and revise restrictions applicable to a participant’s restricted stock in the event of the participant’s retirement.

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

The amortized cost and fair value of securities at September 30, 2019 are summarized as follows:

Available-for-Sale

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury and government agencies	$193,376	$610	$(619)	$193,367
State and political subdivisions	101,593	3,146	(37)	104,702
U.S. government sponsored agency mortgage-backed securities	316,745	4,806	(1,088)	320,463
Other debt securities	31,450	0	(6)	31,444
Total available-for-sale securities	$643,164	$8,562	$(1,750)	$649,976

Held-to-Maturity

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
State and political subdivisions	$517	$0	$0	$517
Total held-to-maturity securities	$517	$0	$0	$517

The amortized cost and fair value of securities at December 31, 2018 are summarized as follows:

Available-for-Sale

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury and government agencies	$219,358	$48	$(1,468)	$217,938
State and political subdivisions	126,280	633	(2,425)	124,488
U.S. government sponsored agency mortgage-backed securities	255,969	397	(5,547)	250,819
Other debt securities	507	0	(6)	501
Total available-for-sale securities	$602,114	$1,078	$(9,446)	$593,746

Held-to-Maturity

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
State and political subdivisions	$649	$0	$0	$649
Total held-to-maturity securities	$649	$0	$0	$649

The amortized cost and fair value of debt securities at September 30, 2019 by contractual maturity are shown below.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.
	Available-for-Sale		Held-to-Maturity
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$34,370	$34,394	$517	$517
Due after one through five years	88,607	89,169	0	0
Due after five through ten years	94,121	94,255	0	0
Due after ten years	77,871	80,251	0	0
U.S. government sponsored agency mortgage-backed securities	316,745	320,463	0	0
Other debt securities	31,450	31,444	0	0
Total debt securities	$643,164	$649,976	$517	$517

During the three months ended September 30, 2019, there was a net securities gain of $14 thousand.  There was a pre-tax loss of $2 thousand realized on calls of AFS securities consisting of a pre-tax gain of $1 thousand and a pre-tax loss of $3 thousand, and an unrealized gain of $16 thousand from the fair market value adjustment of equity securities.  During the three months ended September 30, 2018, there was a pre-tax loss of $2 thousand realized on calls of AFS securities.

During the nine months ended September 30, 2019, there was a net securities gain of $574 thousand.  There was a pre-tax gain of $4 thousand realized on sales and calls of AFS securities consisting of a pre-tax gain of $81 thousand and a pre-tax loss of $77 thousand, and an unrealized gain of $570 thousand from the fair market value adjustment of equity securities.  During the nine months ended September 30, 2018, there was a combined loss of $288 thousand realized on sales and calls of AFS securities, consisting of a pre-tax gain of $284 thousand and a pre-tax loss of $572 thousand.
Equity Securities at Fair Value

In 2008, Visa distributed 9,918 shares of Visa Class B restricted stock to CTBI which, upon resolution of certain pending legal matters, will become unrestricted and convertible into Visa Class A shares.  Following this distribution, significant concern existed about the ultimate realizable value of these shares, and because CTBI did not have a basis in the stock, the shares were previously not recorded as an asset on CTBI’s balance sheet.  In recent years, the concern over the realizable value has stabilized, and in late 2017 and 2018, several sales of Visa Class B shares have occurred.  While not traded in observable markets, these sales were reported by several financial institutions in various SEC 8-K and 10-K filings.  In 2018, FASB issued a technical correction to its guidance regarding equity securities, ASC 321-10-35-2, allowing an entity to subsequently elect to record an equity security without a readily determinable fair value.  In 2018, CTBI made the election permitted by ASC 321-10-35-2 to record its Visa Class B shares at fair value.  On December 31, 2018, CTBI recorded a $1.2 million gain on the recognition of the fair value of 9,918 Visa Class B shares held in its portfolio.  Equity securities at fair value as of September 30, 2019 were $1.7 million, as a result of a fair market value increase in the third quarter 2019.

The amortized cost of securities pledged as collateral, to secure public deposits and for other purposes, was $237.9 million at September 30, 2019 and $258.8 million at December 31, 2018.

The amortized cost of securities sold under agreements to repurchase amounted to $259.1 million at September 30, 2019 and $289.1 million at December 31, 2018.

CTBI evaluates its investment portfolio on a quarterly basis for impairment.  The analysis performed as of September 30, 2019 indicates that all impairment is considered temporary, market and interest rate driven, and not credit-related.  The percentage of total debt securities with unrealized losses as of September 30, 2019 was 38.9% compared to 75.7% as of December 31, 2018.  The following tables provide the amortized cost, gross unrealized losses, and fair market value, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position as of September 30, 2019 that are not deemed to be other-than-temporarily impaired.  There were no held-to-maturity securities that were deemed to be impaired as of September 30, 2019.
Available-for-Sale

(in thousands)	Amortized Cost	Gross Unrealized Losses	Fair Value
Less Than 12 Months
U.S. Treasury and government agencies	$25,253	$(153)	$25,100
State and political subdivisions	8,358	(37)	8,321
U.S. government sponsored agency mortgage-backed securities	17,634	(70)	17,564
Other debt securities	12,303	(6)	12,297
Total <12 months temporarily impaired AFS securities	63,548	(266)	63,282

12 Months or More
U.S. Treasury and government agencies	86,397	(466)	85,931
State and political subdivisions	0	0	0
U.S. government sponsored agency mortgage-backed securities	104,959	(1,018)	103,941
Other debt securities	0	0	0
Total ≥12 months temporarily impaired AFS securities	191,356	(1,484)	189,872

Total
U.S. Treasury and government agencies	111,650	(619)	111,031
State and political subdivisions	8,358	(37)	8,321
U.S. government sponsored agency mortgage-backed securities	122,593	(1,088)	121,505
Other debt securities	12,303	(6)	12,297
Total temporarily impaired AFS securities	$254,904	$(1,750)	$253,154

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

U.S. Treasury and Government Agencies

The unrealized losses in U.S. Treasury and government agencies were caused by interest rate increases.  The contractual terms of those investments do not permit the issuer to settle the securities at a price less than par which will equal amortized cost at maturity.  CTBI does not consider those investments to be other-than-temporarily impaired at September 30, 2019, because CTBI does not intend to sell the investments and it is not more likely than not that we will be required to sell the investments before recovery of their amortized cost, which may be maturity.

State and Political Subdivisions

The unrealized losses in securities of state and political subdivisions were caused by interest rate increases.  The contractual terms of those investments do not permit the issuer to settle the securities at a price less than par which will equal amortized cost at maturity.  CTBI does not consider those investments to be other-than-temporarily impaired at September 30, 2019, because CTBI does not intend to sell the investments before recovery of their amortized cost and it is not more likely than not that we will be required to sell the investments before recovery of their amortized cost, which may be maturity.

U.S. Government Sponsored Agency Mortgage-Backed Securities

The unrealized losses in U.S. government sponsored agency mortgage-backed securities were caused by interest rate increases.  CTBI expects to recover the amortized cost basis over the term of the securities.  CTBI does not consider those investments to be other-than-temporarily impaired at September 30, 2019, because (i) the decline in market value is attributable to changes in interest rates and not credit quality, (ii) CTBI does not intend to sell the investments, and (iii) it is not more likely than not we will be required to sell the investments before recovery of their amortized cost, which may be maturity.

Other Debt Securities

The unrealized losses in other debt securities were caused by interest rate increases.  The contractual terms of those investments do not permit the issuer to settle the securities at a price less than par which will equal amortized cost at maturity.  CTBI does not consider those investments to be other-than-temporarily impaired at September 30, 2019, because CTBI does not intend to sell the investments and it is not more likely than not that we will be required to sell the investments before recovery of their amortized cost, which may be maturity.
Note 4 – Loans

Major classifications of loans, net of unearned income, deferred loan origination costs, and net premiums on acquired loans, are summarized as follows:

(in thousands)	September 30 2019	December 31 2018
Commercial construction	$93,534	$82,715
Commercial secured by real estate	1,174,764	1,183,093
Equipment lease financing	651	1,740
Commercial other	388,532	377,198
Real estate construction	62,859	57,160
Real estate mortgage	722,632	722,417
Home equity	110,663	106,299
Consumer direct	149,500	144,289
Consumer indirect	511,650	533,727
Total loans	$3,214,785	$3,208,638

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

Not included in the loan balances above were loans held for sale in the amount of $1.9 million at September 30, 2019  and $2.5 million at December 31, 2018.

Refer to note 1 to the condensed consolidated financial statements for further information regarding our nonaccrual policy.  Nonaccrual loans segregated by class of loans were as follows:

(in thousands)	September 30 2019	December 31 2018
Commercial:
Commercial construction	$230	$639
Commercial secured by real estate	4,855	4,537
Commercial other	585	797

Residential:
Real estate construction	291	22
Real estate mortgage	4,464	5,395
Home equity	661	477
Consumer:
Consumer direct	4	0
Total nonaccrual loans	$11,090	$11,867

The following tables present CTBI’s loan portfolio aging analysis, segregated by class, as of September 30, 2019 and December 31, 2018:

	September 30, 2019
(in thousands)	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Current	Total Loans	90+ and Accruing*
Commercial:
Commercial construction	$118	$195	$35	$348	$93,186	$93,534	$0
Commercial secured by real estate	3,639	2,571	15,706	21,916	1,152,848	1,174,764	11,481
Equipment lease financing	0	0	0	0	651	651	0
Commercial other	1,126	3,235	3,041	7,402	381,130	388,532	2,674
Residential:
Real estate construction	502	115	283	900	61,959	62,859	4
Real estate mortgage	1,124	5,501	8,376	15,001	707,631	722,632	5,434
Home equity	1,053	232	703	1,988	108,675	110,663	264
Consumer:
Consumer direct	732	321	67	1,120	148,380	149,500	67
Consumer indirect	3,085	654	406	4,145	507,505	511,650	406
Total	$11,379	$12,824	$28,617	$52,820	$3,161,965	$3,214,785	$20,330

	December 31, 2018
(in thousands)	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Current	Total Loans	90+ and Accruing*
Commercial:
Commercial construction	$87	$58	$698	$843	$81,872	$82,715	$58
Commercial secured by real estate	6,287	1,204	8,776	16,267	1,166,826	1,183,093	4,632
Equipment lease financing	0	0	0	0	1,740	1,740	0
Commercial other	1,057	94	1,067	2,218	374,980	377,198	581
Residential:
Real estate construction	144	438	28	610	56,550	57,160	6
Real estate mortgage	1,272	5,645	7,607	14,524	707,893	722,417	4,095
Home equity	898	365	441	1,704	104,595	106,299	246
Consumer:
Consumer direct	918	191	74	1,183	143,106	144,289	74
Consumer indirect	4,715	975	507	6,197	527,530	533,727	506
Total	$15,378	$8,970	$19,198	$43,546	$3,165,092	$3,208,638	$10,198

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

The following tables present the credit risk profile of CTBI’s commercial loan portfolio based on rating category and payment activity, segregated by class of loans, as of September 30, 2019 and December 31, 2018:

(in thousands)	Commercial Construction	Commercial Secured by Real Estate	Equipment Leases	Commercial Other	Total
September 30, 2019
Pass	$88,034	$1,037,428	$651	$356,980	$1,483,093
Watch	2,527	55,119	0	13,737	71,383
OAEM	168	29,516	0	5,637	35,321
Substandard	2,805	52,616	0	12,030	67,451
Doubtful	0	85	0	148	233
Total	$93,534	$1,174,764	$651	$388,532	$1,657,481

December 31, 2018
Pass	$74,222	$1,038,309	$1,740	$327,431	$1,441,702
Watch	3,070	71,834	0	28,986	103,890
OAEM	1,594	19,734	0	5,735	27,063
Substandard	3,829	53,125	0	14,970	71,924
Doubtful	0	91	0	76	167
Total	$82,715	$1,183,093	$1,740	$377,198	$1,644,746

The following tables present the credit risk profile of CTBI’s residential real estate and consumer loan portfolios based on performing or nonperforming status, segregated by class, as of  September 30, 2019 and December 31, 2018:

(in thousands)	Real Estate Construction	Real Estate Mortgage	Home Equity	Consumer Direct	Consumer Indirect	Total
September 30, 2019
Performing	$62,564	$712,734	$109,738	$149,429	$511,244	$1,545,709
Nonperforming (1)	295	9,898	925	71	406	11,595
Total	$62,859	$722,632	$110,663	$149,500	$511,650	$1,557,304

December 31, 2018
Performing	$57,132	$712,927	$105,576	$144,215	$533,221	$1,553,071
Nonperforming (1)	28	9,490	723	74	506	10,821
Total	$57,160	$722,417	$106,299	$144,289	$533,727	$1,563,892

(1)  A loan is considered nonperforming if it is 90 days or more past due and/or on nonaccrual.

The total of consumer mortgage loans secured by real estate properties for which formal foreclosure proceedings are in process totaled $3.0 million at September 30, 2019 compared to $3.3 million at December 31, 2018.

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

The following table presents impaired loans, the average investment in impaired loans, and interest income recognized on impaired loans for the periods ended September 30, 2019, December 31, 2018, and September 30, 2018:

	September 30, 2019
(in thousands)	Recorded Balance	Unpaid Contractual Principal Balance	Specific Allowance
Loans without a specific valuation allowance:
Commercial construction	$2,800	$2,800	$0
Commercial secured by real estate	38,620	40,134	0
Commercial other	10,690	12,384	0
Real estate mortgage	2,318	2,318	0

Loans with a specific valuation allowance:
Commercial construction	174	174	99
Commercial secured by real estate	1,366	2,863	398
Commercial other	347	347	175

Totals:
Commercial construction	2,974	2,974	99
Commercial secured by real estate	39,986	42,997	398
Commercial other	11,037	12,731	175
Real estate mortgage	2,318	2,318	0
Total	$56,315	$61,020	$672

	Three Months Ended September 30, 2019		Nine Months Ended September 30, 2019
(in thousands)	Average Investment in Impaired Loans	*Interest Income Recognized	Average Investment in Impaired Loans	*Interest Income Recognized
Loans without a specific valuation allowance:
Commercial construction	$2,959	$37	$3,344	$132
Commercial secured by real estate	39,217	442	35,762	1,192
Commercial other	10,863	92	10,425	380
Real estate mortgage	2,323	23	2,408	64

Loans with a specific valuation allowance:
Commercial construction	174	3	229	9
Commercial secured by real estate	1,397	0	1,892	15
Commercial other	358	6	680	29

Totals:
Commercial construction	3,133	40	3,573	141
Commercial secured by real estate	40,614	442	37,654	1,207
Commercial other	11,221	98	11,105	409
Real estate mortgage	2,323	23	2,408	64
Total	$57,291	$603	$54,740	$1,821

	Year Ended December 31, 2018
(in thousands)	Recorded Balance	Unpaid Contractual Principal Balance	Specific Allowance	Average Investment in Impaired Loans	*Interest Income Recognized
Loans without a specific valuation allowance:
Commercial construction	$4,100	$4,100	$0	$3,923	$171
Commercial secured by real estate	29,645	31,409	0	30,250	1,412
Commercial other	8,285	9,982	0	8,774	530
Real estate construction	0	0	0	106	0
Real estate mortgage	1,882	1,882	0	1,666	41

Loans with a specific valuation allowance:
Commercial construction	127	127	50	42	0
Commercial secured by real estate	1,854	2,983	605	2,051	1
Commercial other	473	473	146	285	16

Totals:
Commercial construction	4,227	4,227	50	3,965	171
Commercial secured by real estate	31,499	34,392	605	32,301	1,413
Commercial other	8,758	10,455	146	9,059	546
Real estate construction	0	0	0	106	0
Real estate mortgage	1,882	1,882	0	1,666	41
Total	$46,366	$50,956	$801	$47,097	$2,171

	September 30, 2018
(in thousands)	Recorded Balance	Unpaid Contractual Principal Balance	Specific Allowance
Loans without a specific valuation allowance:
Commercial construction	$2,804	$2,804	$0
Commercial secured by real estate	31,632	33,538	0
Commercial other	8,268	10,034	0
Real estate mortgage	1,878	1,880	0

Loans with a specific valuation allowance:
Commercial secured by real estate	1,980	3,116	641
Commercial other	321	321	95

Totals:
Commercial construction	2,804	2,804	0
Commercial secured by real estate	33,612	36,654	641
Commercial other	8,589	10,355	95
Real estate mortgage	1,878	1,880	0
Total	$46,883	$51,693	$736

	Three Months Ended September 30, 2018		Nine Months Ended September 30, 2018
(in thousands)	Average Investment in Impaired Loans	*Interest Income Recognized	Average Investment in Impaired Loans	*Interest Income Recognized
Loans without a specific valuation allowance:
Commercial construction	$2,865	$26	$3,795	$132
Commercial secured by real estate	30,216	349	30,588	1,073
Commercial other	8,518	125	8,857	405
Real estate construction	0	0	106	0
Real estate mortgage	1,882	13	1,596	24

Loans with a specific valuation allowance:
Commercial secured by real estate	2,005	0	2,112	1
Commercial other	339	8	220	12

Totals:
Commercial construction	2,865	26	3,795	132
Commercial secured by real estate	32,221	349	32,700	1,074
Commercial other	8,857	133	9,077	417
Real estate construction	0	0	106	0
Real estate mortgage	1,882	13	1,596	24
Total	$45,825	$521	$47,274	$1,647

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

During 2019, certain loans were modified in troubled debt restructurings, where economic concessions were granted to borrowers consisting of reductions in the interest rates, payment extensions, forgiveness of principal, and forbearances.  Presented below, segregated by class of loans, are troubled debt restructurings that occurred during the three and nine months ended September 30, 2019 and 2018 and the year ended December 31, 2018:

	Three Months Ended September 30, 2019
(in thousands)	Number of Loans	Term Modification	Rate Modification	Combination	Post- Modification Outstanding Balance
Commercial:
Commercial secured by real estate	3	$270	$0	$0	$270
Commercial other	2	32	0	0	32
Total troubled debt restructurings	5	$302	$0	$0	$302

	Nine Months Ended September 30, 2019
(in thousands)	Number of Loans	Term Modification	Rate Modification	Combination	Post- Modification Outstanding Balance
Commercial:
Commercial secured by real estate	13	$4,784	$0	$679	$5,463
Commercial other	13	1,292	0	140	1,432
Residential:
Real estate mortgage	2	463	0	243	706
Total troubled debt restructurings	28	$6,539	$0	$1,062	$7,601

	Year Ended December 31, 2018
(in thousands)	Number of Loans	Term Modification	Rate Modification	Combination	Post- Modification Outstanding Balance
Commercial:
Commercial construction	5	$2,182	$0	$15	$2,197
Commercial secured by real estate	24	4,004	0	1,383	5,387
Commercial other	8	465	0	0	465
Residential:
Real estate mortgage	3	264	0	704	968
Total troubled debt restructurings	40	$6,915	$0	$2,102	$9,017

	Three Months Ended September 30, 2018
(in thousands)	Number of Loans	Term Modification	Rate Modification	Combination	Post- Modification Outstanding Balance
Commercial:
Commercial secured by real estate	6	$2,028	$0	$400	$2,428
Residential:
Real estate mortgage	1	264	0	0	264
Total troubled debt restructurings	7	$2,292	$0	$400	$2,692

	Nine Months Ended September 30, 2018
(in thousands)	Number of Loans	Term Modification	Rate Modification	Combination	Post- Modification Outstanding Balance
Commercial:
Commercial construction	4	$443	$0	$15	$458
Commercial secured by real estate	23	4,587	0	1,383	5,970
Commercial other	8	465	0	0	465
Residential:
Real estate mortgage	1	264	0	0	264
Total troubled debt restructurings	36	$5,759	$0	$1,398	$7,157

No charge-offs have resulted from modifications for any of the presented periods.  We had $80 thousand in commitments to extend additional credit on loans that were considered troubled debt restructurings at September 30,2019.

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
(in thousands)	Three Months Ended September 30, 2019		Three Months Ended September 30, 2018
	Number of Loans	Recorded Balance	Number of Loans	Recorded Balance
Commercial:
Commercial construction	1	$0	2	$147
Commercial secured by real estate	1	30	0	0
Commercial other	1	34	1	6
Total defaulted restructured loans	2	$64	3	$153

(in thousands)	Nine Months Ended September 30, 2019		Nine Months Ended September 30, 2018
	Number of Loans	Recorded Balance	Number of Loans	Recorded Balance
Commercial:
Commercial construction	0	$0	2	$147
Commercial secured by real estate	1	30	1	17
Commercial other	1	34	2	31
Total defaulted restructured loans	2	$64	5	$195

Note 5 – Allowance for Loan and Lease Losses

The following tables present the balance in the allowance for loan and lease losses (“ALLL”) and the recorded investment in loans based on portfolio segment and impairment method as of September 30, 2019, December 31, 2018 and September 30, 2018:

	Three Months Ended September 30, 2019
(in thousands)	Commercial Construction	Commercial Secured by Real Estate	Equipment Lease Financing	Commercial Other	Real Estate Construction	Real Estate Mortgage	Home Equity	Consumer Direct	Consumer Indirect	Total
Allowance for loan losses
Beginning balance	$799	$15,098	$7	$4,889	$358	$4,187	$933	$1,767	$6,960	$34,998
Provision charged to expense	299	(742)	(2)	1,436	(28)	705	32	104	(551)	1,253
Losses charged off	(1)	(21)	0	(638)	0	(384)	(40)	(218)	(1,014)	(2,316)
Recoveries	3	40	0	75	0	10	2	82	664	876
Ending balance	$1,100	$14,375	$5	$5,762	$330	$4,518	$927	$1,735	$6,059	$34,811

Ending balance:
Individually evaluated for impairment	$99	$398	$0	$175	$0	$0	$0	$0	$0	$672
Collectively evaluated for impairment	$1,001	$13,977	$5	$5,587	$330	$4,518	$927	$1,735	$6,059	$34,139

Loans
Ending balance:
Individually evaluated for impairment	$2,974	$39,986	$0	$11,037	$0	$2,318	$0	$0	$0	$56,315
Collectively evaluated for impairment	$90,560	$1,134,778	$651	$377,495	$62,859	$720,314	$110,663	$149,500	$511,650	$3,158,470

	Nine Months Ended September 30, 2019
(in thousands)	Commercial Construction	Commercial Secured by Real Estate	Equipment Lease Financing	Commercial Other	Real Estate Construction	Real Estate Mortgage	Home Equity	Consumer Direct	Consumer Indirect	Total
Allowance for loan losses
Beginning balance	$862	$14,531	$12	$4,993	$512	$4,433	$841	$1,883	$7,841	$35,908
Provision charged to expense	301	79	(7)	2,055	(181)	726	181	385	(533)	3,006
Losses charged off	(72)	(401)	0	(1,703)	(1)	(684)	(99)	(795)	(3,413)	(7,168)
Recoveries	9	166	0	417	0	43	4	262	2,164	3,065
Ending balance	$1,100	$14,375	$5	$5,762	$330	$4,518	$927	$1,735	$6,059	$34,811

Ending balance:
Individually evaluated for impairment	$99	$398	$0	$175	$0	$0	$0	$0	$0	$672
Collectively evaluated for impairment	$1,001	$13,977	$5	$5,587	$330	$4,518	$927	$1,735	$6,059	$34,139

Loans
Ending balance:
Individually evaluated for impairment	$2,974	$39,986	$0	$11,037	$0	$2,318	$0	$0	$0	$56,315
Collectively evaluated for impairment	$90,560	$1,134,778	$651	$377,495	$62,859	$720,314	$110,663	$149,500	$511,650	$3,158,470

	Year Ended December 31, 2018
(in thousands)	Commercial Construction	Commercial Secured by Real Estate	Equipment Lease Financing	Commercial Other	Real Estate Construction	Real Estate Mortgage	Home Equity	Consumer Direct	Consumer Indirect	Total
Allowance for loan losses
Beginning balance	$686	$14,509	$18	$5,039	$660	$5,688	$857	$1,863	$6,831	$36,151
Provision charged to expense	115	786	(6)	824	(115)	(336)	39	572	4,288	6,167
Losses charged off	0	(988)	0	(1,513)	(33)	(1,004)	(69)	(997)	(6,394)	(10,998)
Recoveries	61	224	0	643	0	85	14	445	3,116	4,588
Ending balance	$862	$14,531	$12	$4,993	$512	$4,433	$841	$1,883	$7,841	$35,908

Ending balance:
Individually evaluated for impairment	$50	$605	$0	$146	$0	$0	$0	$0	$0	$801
Collectively evaluated for impairment	$812	$13,926	$12	$4,847	$512	$4,433	$841	$1,883	$7,841	$35,107

Loans
Ending balance:
Individually evaluated for impairment	$4,227	$31,499	$0	$8,758	$0	$1,882	$0	$0	$0	$46,366
Collectively evaluated for impairment	$78,488	$1,151,594	$1,740	$368,440	$57,160	$720,535	$106,299	$144,289	$533,727	$3,162,272

	Three Months Ended September 30, 2018
(in thousands)	Commercial Construction	Commercial Secured by Real Estate	Equipment Lease Financing	Commercial Other	Real Estate Construction	Real Estate Mortgage	Home Equity	Consumer Direct	Consumer Indirect	Total
Allowance for loan losses
Beginning balance	$740	$14,658	$17	$4,637	$618	$5,234	$866	$1,910	$7,091	$35,771
Provision charged to expense	54	298	(2)	82	(44)	(566)	(9)	59	1,671	1,543
Losses charged off	0	(460)	0	(521)	0	(136)	(19)	(196)	(1,496)	(2,828)
Recoveries	23	142	0	407	0	7	4	133	589	1,305
Ending balance	$817	$14,638	$15	$4,605	$574	$4,539	$842	$1,906	$7,855	$35,791

Ending balance:
Individually evaluated for impairment	$0	$641	$0	$95	$0	$0	$0	$0	$0	$736
Collectively evaluated for impairment	$817	$13,997	$15	$4,510	$574	$4,539	$842	$1,906	$7,855	$35,055

Loans
Ending balance:
Individually evaluated for impairment	$2,804	$33,612	$0	$8,589	$0	$1,878	$0	$0	$0	$46,883
Collectively evaluated for impairment	$78,668	$1,150,020	$1,986	$338,056	$61,782	$720,144	$103,805	$146,002	$530,542	$3,131,005

	Nine Months Ended September 30, 2018
(in thousands)	Commercial Construction	Commercial Secured by Real Estate	Equipment Lease Financing	Commercial Other	Real Estate Construction	Real Estate Mortgage	Home Equity	Consumer Direct	Consumer Indirect	Total
Allowance for loan losses
Beginning balance	$686	$14,509	$18	$5,039	$660	$5,688	$857	$1,863	$6,831	$36,151
Provision charged to expense	91	895	(3)	98	(58)	(625)	18	402	3,600	4,418
Losses charged off	0	(937)	0	(1,078)	(28)	(550)	(38)	(687)	(5,013)	(8,331)
Recoveries	40	171	0	546	0	26	5	328	2,437	3,553
Ending balance	$817	$14,638	$15	$4,605	$574	$4,539	$842	$1,906	$7,855	$35,791

Ending balance:
Individually evaluated for impairment	$0	$641	$0	$95	$0	$0	$0	$0	$0	$736
Collectively evaluated for impairment	$817	$13,997	$15	$4,510	$574	$4,539	$842	$1,906	$7,855	$35,055

Loans
Ending balance:
Individually evaluated for impairment	$2,804	$33,612	$0	$8,589	$0	$1,878	$0	$0	$0	$46,883
Collectively evaluated for impairment	$78,668	$1,150,020	$1,986	$338,056	$61,782	$720,144	$103,805	$146,002	$530,542	$3,131,005

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

The components of lease expense for the three and nine months ended September 30, 2019 were as follows:

(in thousands)	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Finance lease cost:
Amortization of right-of-use assets – finance leases	$13	$39
Interest on lease liabilities – finance leases	14	40
Total finance lease cost	27	79

Short-term lease cost	89	228
Operating lease cost	442	1,330

Sublease income	63	194

Total lease cost	$495	$1,443

Supplemental cash flow information related to CTBI’s operating and finance leases for the three and nine months ended September 30, 2019 was as follows:

(in thousands)	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Finance lease – operating cash flows	$14	$40
Finance lease – financing cash flows	3	11
Operating lease – operating cash flows (fixed payments)	408	1,255
New right-of-use assets – operating leases	9	9
Weighted average lease term – financing leases	26.3 years	26.9 years
Weighted average lease term – operating leases	14.1 years	14.3 years
Weighted average discount rate – financing leases	3.70%	3.70%
Weighted average discount rate – operating leases	3.45%	3.00%

Maturities of lease liabilities as of September 30, 2019 are as follows:

(in thousands)	Operating Leases	Finance Leases
2019	$409	$17
2020	1,655	68
2021	1,671	75
2022	1,657	75
2023	1,578	75
Thereafter	10,914	2,060
Total lease payments	17,884	2,370
Less imputed interest	(4,058)	(910)
Total	$13,826	$1,460

At December 31, 2018, minimum non-cancellable rental payments were as follows:

(in thousands)	Operating Lease Payments
2019	$1,999
2020	1,710
2021	1,737
2022	1,760
2023	1,696
Thereafter	13,031
Total	$21,933

Note 7 – Other Real Estate Owned

Activity for other real estate owned was as follows:

	Three Months Ended September 30		Nine Months Ended September 30
(in thousands)	2019	2018	2019	2018
Beginning balance of other real estate owned	$22,536	$30,262	$27,273	$31,996
New assets acquired	647	849	1,889	3,692
Fair value adjustments	(2,173)	(670)	(3,311)	(1,990)
Sale of assets	(1,177)	(775)	(6,018)	(4,032)
Ending balance of other real estate owned	$19,833	$29,666	$19,833	$29,666

Carrying costs and fair value adjustments associated with foreclosed properties for the three months ended September 30, 2019 and 2018 were $2.5 million and $1.1 million, respectively. Carrying costs and fair value adjustments associated with foreclosed properties for the nine months ended September 30, 2019 and 2018 were $4.3 million and $3.3 million, respectively. See note 1 for a description of our accounting policies relative to foreclosed properties and other real estate owned.

The major classifications of foreclosed properties are shown in the following table:

(in thousands)	September 30 2019	December 31 2018
1-4 family	$3,204	$5,253
Agricultural/farmland	0	0
Construction/land development/other	11,323	15,017
Multifamily	88	88
Non-farm/non-residential	5,218	6,915
Total foreclosed properties	$19,833	$27,273

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

We monitor collateral levels on a continuous basis and maintain records of each transaction specifically describing the applicable security and the counterparty’s fractional interest in that security, and we segregate the security from its general assets in accordance with regulations governing custodial holdings of securities.  The primary risk with our repurchase agreements is market risk associated with the securities securing the transactions, as we may be required to provide additional collateral based on fair value changes of the underlying securities.  Securities pledged as collateral under repurchase agreements are maintained with our safekeeping agents.  The carrying value of investment securities available-for-sale pledged as collateral under repurchase agreements totaled $262.8 million and $285.2 million at September 30, 2019 and December 31, 2018, respectively.

The remaining contractual maturity of the securities sold under agreements to repurchase by class of collateral pledged included in the accompanying consolidated balance sheets as of September 30, 2019 and December 31, 2018 is presented in the following tables:

	September 30, 2019
	Remaining Contractual Maturity of the Agreements
(in thousands)	Overnight and Continuous	Up to 30 days	30-90 days	Greater Than 90 days	Total
Repurchase agreements and repurchase-to-maturity transactions:
U.S. Treasury and government agencies	$15,873	$11,643	$0	$48,936	$76,452
State and political subdivisions	51,888	2,691	0	9,951	64,530
U.S. government sponsored agency mortgage-backed securities	35,765	16,666	0	35,342	87,773
Total	$103,526	$31,000	$0	$94,229	$228,755

	December 31, 2018
	Remaining Contractual Maturity of the Agreements
(in thousands)	Overnight and Continuous	Up to 30 days	30-90 days	Greater Than 90 days	Total
Repurchase agreements and repurchase-to-maturity transactions:
U.S. Treasury and government agencies	$25,346	$0	$2,548	$60,699	$88,593
State and political subdivisions	58,864	0	2,995	10,384	72,243
U.S. government sponsored agency mortgage-backed securities	22,076	0	1,877	47,923	71,876
Total	$106,286	$0	$7,420	$119,006	$232,712

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

Recurring Measurements

The following tables present the fair value measurements of assets recognized in the accompanying balance sheets measured at fair value on a recurring basis as of September 30, 2019 and December 31, 2018 and indicate the level within the fair value hierarchy of the valuation techniques.

		Fair Value Measurements at September 30, 2019 Using
(in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets measured – recurring basis
Available-for-sale securities:
U.S. Treasury and government agencies	$193,367	$69,938	$123,429	$0
State and political subdivisions	104,702	0	104,702	0
U.S. government sponsored agency mortgage-backed securities	320,463	0	320,463	0
Other debt securities	31,444	0	31,444	0
Equity securities at fair value	1,743	0	0	1,743
Mortgage servicing rights	2,904	0	0	2,904

		Fair Value Measurements at December 31, 2018 Using
(in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets measured – recurring basis
Available-for-sale securities:
U.S. Treasury and government agencies	$217,938	$91,028	$126,910	$0
State and political subdivisions	124,488	0	124,488	0
U.S. government sponsored agency mortgage-backed securities	250,819	0	250,819	0
Other debt securities	501	0	501	0
Equity securities at fair value	1,173	0	0	1,173
Mortgage servicing rights	3,607	0	0	3,607

Following is a description of the valuation methodologies and inputs used for assets measured at fair value on a recurring basis and recognized in the accompanying balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy.  These valuation methodologies were applied to all of CTBI’s financial assets carried at fair value.  CTBI had no liabilities measured and recorded at fair value as of September 30, 2019 and December 31, 2018.  There have been no significant changes in the valuation techniques during the quarter or nine months ended September 30, 2019.  For assets classified within Level 3 of the fair value hierarchy, the process used to develop the reported fair value is described below.

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

Equity Securities at Fair Value

As of September 30, 2019 and December 31, 2018, the only securities owned by CTBI that were valued using Level 3 criteria are Visa Class B Stock (included in equity securities at fair value).  In determining fair value for Visa Class B Stock, CTBI utilizes the expertise of an independent third party.  Accordingly, fair value is determined by the independent third party using an income approach by utilizing assumptions about factors such as quarterly common stock dividend payments, the conversion of the securities to the relevant Class A Stock shares subject to the prevailing conversion rate and conversion date.  We have reviewed the assumptions, processes, and conclusions of the third party provider.  We have determined these assumptions, processes, and conclusions to be reasonable and appropriate in determining the fair value of this asset.  See the table below for inputs and valuation techniques used for Level 3 equity securities.

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

Transfers between Levels

There were no transfers between Levels 1, 2, and 3 as of September 30, 2019.

Level 3 Reconciliation

Following is a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the accompanying balance sheet using significant unobservable (Level 3) inputs for the three and nine months ended September 30, 2019 and 2018:

(in thousands)	Three Months Ended September 30, 2019		Three Months Ended September 30, 2018
	Equity Securities at Fair Value	Mortgage Servicing Rights	Equity Securities at Fair Value	Mortgage Servicing Rights
Beginning balance	$1,727	$3,119	$0	$3,772
Total unrealized gains (losses) Included in net income	16	(325)	0	45
Issues	0	139	0	118
Settlements	0	(29)	0	(120)
Ending balance	$1,743	$2,904	$0	$3,815

Total gains (losses) for the period included in net income attributable to the change in unrealized gains or losses related to assets still held at the reporting date	$16	$(325)	$0	$45

(in thousands)	Nine Months Ended September 30, 2019		Nine Months Ended September 30, 2018
	Equity Securities at Fair Value	Mortgage Servicing Rights	Equity Securities at Fair Value	Mortgage Servicing Rights
Beginning balance	$1,173	$3,607	$0	$3,484
Total unrealized gains (losses) Included in net income	570	(907)	0	341
Issues	0	446	0	329
Settlements	0	(242)	0	(339)
Ending balance	$1,743	$2,904	$0	$3,815

Total gains (losses) for the period included in net income attributable to the change in unrealized gains or losses related to assets still held at the reporting date	$570	$(907)	$0	$341

Realized and unrealized gains and losses for items reflected in the table above are included in net income in the consolidated statements of income as follows:

Noninterest Income
	Three Months Ended September 30		Nine Months Ended September 30
(in thousands)	2019	2018	2019	2018
Total gains (losses)	$(338)	$(75)	$(579)	$2

Nonrecurring Measurements

The following tables present the fair value measurements of assets recognized in the accompanying balance sheets measured at fair value on a nonrecurring basis as of September 30, 2019 and December 31, 2018 and indicate the level within the fair value hierarchy of the valuation techniques.

		Fair Value Measurements at September 30, 2019 Using
(in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets measured – nonrecurring basis
Impaired loans (collateral dependent)	$1,235	$0	$0	$1,235
Other real estate owned	5,022	0	0	5,022

		Fair Value Measurements at December 31, 2018 Using
(in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets measured – nonrecurring basis
Impaired loans (collateral dependent)	$747	$0	$0	$747
Other real estate owned	6,500	0	0	6,500

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

Loans considered impaired under ASC 310-35, Impairment of a Loan, are loans for which, based on current information and events, it is probable that the creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement.  Impaired loans are subject to nonrecurring fair value adjustments to reflect subsequent (i) partial write-downs that are based on the observable market price or current appraised value of the collateral or (ii) the full charge-off of the loan carrying value.  Quarter-to-date fair value adjustments on impaired loans disclosed above were $(0.1) million for the quarter ended September 30, 2019, $0.3 million for the quarter ended December 31, 2018, and $0.1 million for the quarter ended September 30, 2018.  Year-to-date fair value adjustments were $0.3 million for the nine months ended September 30, 2019, $0.3 million for the year ended December 31, 2018, and $0.2 million for the nine months ended September 30, 2018.

Other Real Estate Owned

In accordance with the provisions of ASC 360, Property, Plant, and Equipment, other real estate owned (“OREO”) is carried at the lower of fair value at acquisition date or current estimated fair value, less estimated cost to sell when the real estate is acquired.  Estimated fair value of OREO is based on appraisals or evaluations.  OREO is classified within Level 3 of the fair value hierarchy.  Long-lived assets are subject to nonrecurring fair value adjustments to reflect subsequent partial write-downs that are based on the observable market price or current appraised value of the collateral.  Quarter-to-date fair value adjustments on other real estate owned disclosed above were $2.2 million, $0.4 million, and $0.8 million for the quarters ended September 30, 2019, December 31, 2018, and September 30, 2018, respectively. Year-to-date fair value adjustments on other real estate owned disclosed above were $2.5 million for the nine months ended September 30, 2019, $1.8 million for the year ended December 31, 2018, and $1.8 million for the nine months ended September 30, 2018.

Our policy for determining the frequency of periodic reviews is based upon consideration of the specific properties and the known or perceived market fluctuations in a particular market and is typically between 12 and 18 months but generally not more than 24 months.  Appraisers are selected from the list of approved appraisers maintained by management.

Unobservable (Level 3) Inputs

The following tables present quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements at September 30, 2019 and December 31, 2018.

(in thousands)	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at September 30, 2019	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Equity securities at fair value	$1,743	Discount cash flows, computer pricing model	Discount rate	8.0% - 12.0% (10.0%)
			Conversion date	Dec 2022 – Dec 2026 (Dec 2024)

Mortgage servicing rights	$2,904	Discount cash flows, computer pricing model	Constant prepayment rate	0.0%% - 25.6% (14.6%)
			Probability of default	0.0% - 100.0% (2.5%)
			Discount rate	10.0% - 11.5% (10.1%)

Impaired loans (collateral-dependent)	$1,235	Market comparable properties	Marketability discount	(0.1%) - 99.0% (44.0%)

Other real estate owned	$5,022	Market comparable properties	Comparability adjustments	9.5% - 95.0% (15.2%)

(in thousands)	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at December 31, 2018	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Equity securities at fair value	$1,173	Discount cash flows, computer pricing model	Discount rate	8.0% - 12.0% (10.0%)
			Conversion date	Dec 2022 – Dec 2026 (Dec 2024)

Mortgage servicing rights	$3,607	Discount cash flows, computer pricing model	Constant prepayment rate	7.0% - 28.1% (9.5%)
			Probability of default	0.0% - 100.0% (2.6%)
			Discount rate	10.0% - 11.5% (10.1%)

Impaired loans (collateral-dependent)	$747	Market comparable properties	Marketability discount	0.0% - 95.1% (41.5%)

Other real estate owned	$6,500	Market comparable properties	Comparability adjustments	6.0% - 47.6% (14.9%)

Sensitivity of Significant Unobservable Inputs

The following is a discussion of the sensitivity of significant unobservable inputs, the interrelationships between those inputs and other unobservable inputs used in recurring fair value measurement and of how those inputs might magnify or mitigate the effect of changes in the unobservable inputs on the fair value measurement.

Equity Securities at Fair Value

Fair market value for equity securities is derived based on unobservable inputs, such as the discount rate, quarterly dividend payments payable to the Visa Class B common stock and the prevailing conversion rate at the conversion date.  The most recent conversion rate of 1.6228 and the most recent dividend rate of 0.4057 were used to derive the fair value estimate.  Significant increases (decreases) in either of those inputs in isolation would result in a significantly lower (higher) fair value measurement.  Generally, a change in the assumption used for discount rate is accompanied by a directionally opposite change in the fair value estimate.

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

Fair Value of Financial Instruments

The following table presents estimated fair value of CTBI’s financial instruments as of September 30, 2019 and indicates the level within the fair value hierarchy of the valuation techniques.  In accordance with the prospective adoption of ASU 2016-01, the fair values as of September 30, 2019 were measured using an exit price notion.

		Fair Value Measurements at September 30, 2019 Using
(in thousands)	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$221,821	$221,821	$0	$0
Certificates of deposit in other banks	245	0	245	0
Securities available-for-sale	649,976	69,938	580,038	0
Securities held-to-maturity	517	0	517	0
Equity securities at fair value	1,743	0	0	1,743
Loans held for sale	1,943	1,987	0	0
Loans, net	3,179,974	0	0	3,241,555
Federal Home Loan Bank stock	10,794	0	10,794	0
Federal Reserve Bank stock	4,887	0	4,887	0
Accrued interest receivable	15,397	0	15,397	0
Mortgage servicing rights	2,904	0	0	2,904

Financial liabilities:
Deposits	$3,389,555	$849,582	$2,558,188	$0
Repurchase agreements	228,755	0	0	228,833
Federal funds purchased	5,900	0	5,900	0
Advances from Federal Home Loan Bank	421	0	451	0
Long-term debt	57,841	0	0	49,382
Accrued interest payable	6,657	0	6,657	0

Unrecognized financial instruments:
Letters of credit	$0	$0	$0	$0
Commitments to extend credit	0	0	0	0
Forward sale commitments	0	0	0	0

The following table presents estimated fair value of CTBI’s financial instruments as of December 31, 2018 and indicates the level within the fair value hierarchy of the valuation techniques.

		Fair Value Measurements at December 31, 2018 Using
(in thousands)	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$141,450	$141,450	$0	$0
Certificates of deposit in other banks	3,920	0	3,914	0
Securities available-for-sale	593,746	91,028	502,718	0
Securities held-to-maturity	649	0	649	0
Equity securities at fair value	1,173	0	0	1,173
Loans held for sale	2,461	2,518	0	0
Loans, net	3,172,730	0	0	3,175,908
Federal Home Loan Bank stock	14,713	0	14,713	0
Federal Reserve Bank stock	4,887	0	4,887	0
Accrued interest receivable	14,432	0	14,432	0
Mortgage servicing rights	3,607	0	0	3,607

Financial liabilities:
Deposits	$3,305,950	$803,316	$2,513,084	$0
Repurchase agreements	232,712	0	0	232,796
Federal funds purchased	1,180	0	1,180	0
Advances from Federal Home Loan Bank	436	0	468	0
Long-term debt	59,341	0	0	44,166
Accrued interest payable	2,902	0	2,902	0

Unrecognized financial instruments:
Letters of credit	$0	$0	$0	$0
Commitments to extend credit	0	0	0	0
Forward sale commitments	0	0	0	0

Note 10 – Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended September 30		Nine Months Ended September 30
(in thousands except per share data)	2019	2018	2019	2018
Numerator:
Net income	$15,269	$16,106	$48,532	$43,519

Denominator:
Basic earnings per share:
Weighted average shares	17,726	17,691	17,720	17,683
Diluted earnings per share:
Effect of dilutive stock options and restricted stock grants	17	19	13	17
Adjusted weighted average shares	17,743	17,710	17,733	17,700

Earnings per share:
Basic earnings per share	$0.86	$0.91	$2.74	$2.46
Diluted earnings per share	0.86	0.91	2.74	2.46

There were no options to purchase common shares that were excluded from the diluted calculations above for the three and nine months ended September 30, 2019 and 2018.  In addition to in-the-money stock options, unvested restricted stock grants were also used in the calculation of diluted earnings per share based on the treasury method.

Note 11 – Accumulated Other Comprehensive Income

Unrealized gains on AFS securities

Amounts reclassified from accumulated other comprehensive income (AOCI) and the affected line items in the statements of income during the three and nine months ended September 30, 2019 and 2018 were:

	Amounts Reclassified from AOCI
(in thousands)	Three Months Ended September 30		Nine Months Ended September 30
	2019	2018	2019	2018
Affected line item in the statements of income
Securities gains (losses)	$(2)	$(2)	$4	$149
Tax expense (benefit)	(1)	0	1	32
Total reclassifications out of AOCI	$(1)	$(2)	$3	$117

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

Our Business

Community Trust Bancorp, Inc. (“CTBI”) is a bank holding company headquartered in Pikeville, Kentucky.  Currently, we own one commercial bank, Community Trust Bank, Inc. (“CTB”) and one trust company, Community Trust and Investment Company, Inc. (“CTIC”).  Through our subsidiaries, we have seventy-nine banking locations in eastern, northeastern, central, and south central Kentucky, southern West Virginia, and northeastern Tennessee, four trust offices across Kentucky, and one trust office in northeastern Tennessee.  At September 30, 2019, we had total consolidated assets of $4.3 billion and total consolidated deposits, including repurchase agreements, of $3.6 billion.  Total shareholders’ equity at September 30, 2019 was $605.5 million.  Trust assets under management, which are excluded from CTBI’s total consolidated assets, at September 30, 2019, were $2.2 billion.  Trust assets under management include CTB’s investment portfolio totaling $0.6 billion.

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

Results of Operations and Financial Condition

We reported earnings for the third quarter 2019 of $15.3 million, or $0.86 per basic share, compared to $18.3 million, or $1.03 per basic share, earned during the second quarter 2019 and $16.1 million, or $0.91 per basic share, earned during the third quarter 2018.  Earnings for the nine months ended September 30, 2019 were $48.5 million, or $2.74 per basic share, compared to $43.5 million, or $2.46 per basic share, earned during the nine months ended September 30, 2018.

Quarterly Highlights

❖	Net interest income for the quarter of $36.5 million was $0.5 million, or 1.4%, above prior quarter and $0.4 million, or 1.1%, above third quarter 2018.

❖	Provision for loan losses for the quarter ended September 30, 2019 decreased $0.3 million from prior quarter and $0.3 million from prior year same quarter.

❖	Our loan portfolio increased $22.6 million, an annualized 2.8%, during the quarter and $6.1 million, or an annualized 0.3%, from December 31, 2018.

❖
Net loan charge-offs for the quarter ended September 30, 2019 were $1.4 million, or 0.18% of average loans annualized, compared to $1.6 million, or 0.20%, experienced for the second quarter 2019 and $1.5 million, or 0.19%, for the third quarter 2018.

❖
Nonperforming loans at $31.4 million increased $7.4 million from June 30, 2019 and $9.4 million from December 31, 2018.  While both the 30-89 days past due and nonaccrual loan categories decreased for the quarter, our loans 90+ days past due increased $9.3 million from prior quarter and $12.3 million from prior year same quarter.  Nonperforming assets at $51.3 million increased $4.7 million from June 30, 2019 and $1.9 million from December 31, 2018.

❖	Deposits, including repurchase agreements, increased $52.1 million, an annualized 5.6%, during the quarter and $79.6 million, or an annualized 3.0%, from December 31, 2018.

❖	Noninterest income for the quarter ended September 30, 2019 of $12.4 million was a $0.1 million increase over prior quarter, but a decrease of $0.3 million, or 2.2%, from prior year same quarter.

❖	Noninterest expense for the quarter ended September 30, 2019 of $29.9 million decreased $0.1 million, or 0.5%, from prior quarter, but increased $1.8 million, or 6.3%, from prior year same quarter.

❖
The variance in income tax expense from prior quarter is a result of the $3.6 million reversal of the valuation allowance on our deferred tax asset for CTBI’s net operating losses, as a result of the enactment of Kentucky HB458, which is discussed in further detail in the Critical Accounting Policies and Estimates section below.

Income Statement Review

(dollars in thousands)			Change 2019 vs. 2018
Nine Months Ended September 30	2019	2018	Amount	Percent
Net interest income	$108,529	$105,875	$2,654	2.5%
Provision for loan losses	3,006	4,418	(1,412)	(32.0)
Noninterest income	36,811	39,713	(2,902)	(7.3)
Noninterest expense	88,995	89,226	(231)	(0.3)
Income taxes	4,807	8,425	(3,618)	(42.9)
Net income	$48,532	$43,519	$5,013	11.5%

Average earning assets	$4,032,753	$3,905,673	$127,080	3.3%

Yield on average earning assets, tax equivalent*	4.65%	4.34%	0.31%	7.1%
Cost of interest bearing funds	1.46%	0.97%	0.49%	50.3%
Net interest margin, tax equivalent*	3.62%	3.65%	(0.03)%	(0.8)%

*Yield on average earning assets and net interest margin were computed on a tax equivalent basis using a 21% tax rate.

Net Interest Income

Net interest income for the third quarter 2019 of $36.5 million was an increase of $0.5 million, or 1.4%, from second quarter 2019 and $0.4 million from third quarter 2018.  Our net interest margin at 3.59% increased 2 basis points from prior quarter but declined 9 basis points from prior year same quarter, while our average earning assets decreased $7.9 million but increased $143.2 million, respectively, during those same periods.  Our yield on average earning assets decreased 2 basis points from prior quarter but increased 17 basis points from prior year same quarter, and our cost of funds decreased 5 basis points from prior quarter but increased 39 basis points from prior year same quarter.  Our ratio of average loans to deposits, including repurchase agreements, was 88.1% for the quarter ended September 30, 2019 compared to 87.3% for the quarter ended June 30, 2019 and 89.5% for the quarter ended September 30, 2018.  Net interest income for the nine months ended September 30, 2019 increased $2.7 million, or 2.5%, from September 30, 2018.

Provision for Loan Losses

The provision for loan losses that was added to the allowance for the third quarter 2019 was $1.3 million compared to $1.6 million for the quarter ended June 30, 2019 and $1.5 million for the quarter ended September 30, 2018.  Year-to-date allocations to the reserve were $3.0 million at September 30, 2019 compared to $4.4 million at September 30, 2018.  This provision represented a charge against current earnings in order to maintain the allowance at an appropriate level determined using the accounting estimates described in the Critical Accounting Policies and Estimates section.  Our reserve coverage (allowance for loan and lease loss reserve to nonperforming loans) at September 30, 2019 was 110.8% compared to 146.0% at June 30, 2019 and 170.1% at September 30, 2018.  Our loan loss reserve as a percentage of total loans outstanding was reduced to 1.08% from the 1.10% at June 30, 2019 and the 1.13% at September 30, 2018.

Noninterest Income

Noninterest income for the quarter ended September 30, 2019 of $12.4 million was a $0.1 million, or 1.1%, increase over prior quarter, but a decrease of $0.3 million, or 2.2%, from prior year same quarter.  A $0.3 million increase in deposit related fees from prior quarter was partially offset by a $0.2 million negative variance in net securities gains.  The decrease in noninterest income from prior year same quarter included a $0.4 million decrease in loan related fees and $0.1 million decrease in trust revenue, partially offset by a $0.2 million increase in deposit related fees.  Noninterest income for the nine months ended September 30, 2019 was a $2.9 million, or 7.3%, decrease from prior year. The decrease in noninterest income from prior year was primarily the result of a $1.5 million decrease in loan related fees, a $0.6 million decrease in trust revenue, and a $2.3 million decrease in other operating revenue, partially offset by a $0.9 million increase in securities gains and a $0.4 million increase in gains on sales of loans.  The decrease in loan related fees is due to a decline in the fair market value of our mortgage servicing rights.  Other operating revenue for the nine months ended September 30, 2018 included a $1.0 million gain on the sale of a partnership interest resulting from a low income housing tax credit recapture and $1.2 million in bank owned life insurance revenue as a result of death benefits.

Noninterest Expense

Noninterest expense for the quarter ended September 30, 2019 of $29.9 million decreased $0.1 million, or 0.5%, from prior quarter, but increased $1.8 million, or 6.3%, from prior year same quarter.  Noninterest expense was impacted quarter over quarter and year over year by a $1.5 million increase in net other real estate owned expense.  This increase was offset by a $1.1 million decrease in personnel expense and a $0.6 million decrease in FDIC insurance expense quarter over quarter.  Year over year, the increase was also impacted by a $0.3 million increase in data processing expense, offset by a $0.6 million decline in FDIC insurance expense and a $0.2 million decrease in personnel expense.  The decrease in personnel expense was the result of a tier adjustment to our performance-based bonus accrual.  CTBI’s projected performance for 2019 as measured against its performance based incentive, disclosed in its January 30, 2019 SEC Form 8-K, is expected to be above the minimum acceptable performance level required for an incentive payment but below the target.  Noninterest expense for the nine months ended September 30, 2019 was $89.0 million, a $0.2 million, or 0.3%, decrease from the first nine months of 2018.

Balance Sheet Review

CTBI’s total assets at $4.3 billion at September 30, 2019 decreased $39.6 million, or 3.6% annualized, from June 30, 2019 but increased $136.0 million, or 4.3% annualized, from December 31, 2018.  Loans outstanding at September 30, 2019 were $3.2 billion, an increase of $22.6 million, an annualized 2.8%, from June 30, 2019 and $6.1 million, or 0.3% annualized, from December 31, 2018.  We experienced increases during the quarter of $7.9 million in the commercial loan portfolio, $6.7 million in the residential loan portfolio, $3.6 million in the indirect consumer loan portfolio, and $4.4 million in the direct consumer loan portfolio.  CTBI’s investment portfolio increased $58.3 million, or an annualized 38.9%, from June 30, 2019 and $56.1 million, or 12.6% annualized, from December 31, 2018.  Deposits in other banks decreased $115.7 million from prior quarter but increased $74.0 million from December 31, 2018.  Deposits, including repurchase agreements, at $3.6 billion decreased $52.1 million, or an annualized 5.6%, from June 30, 2019 but increased $79.6 million, or 3.0% annualized, from December 31, 2018.

Shareholders’ equity at September 30, 2019 was $605.5 million, a 7.2% annualized increase from the $594.7 million at June 30, 2019 and a 9.8% annualized increase from the $564.2 million at December 31, 2018.  Our tangible common equity/tangible assets ratio at September 30, 2019 was 12.64%.

Loans

(in thousands)	September 30, 2019
Loan Category	Balance	Variance from Prior Year-End	YTD Net Charge-Offs	Nonperforming	ALLL
Commercial:
Construction	$93,534	13.1%	$(63)	$230	$1,100
Secured by real estate	1,174,764	(0.7)	(235)	16,336	14,375
Equipment lease financing	651	(62.6)	0	0	5
Commercial other	388,532	3.0	(1,286)	3,259	5,762
Total commercial	1,657,481	0.8	(1,584)	19,825	21,242

Residential:
Real estate construction	62,859	10.0	(1)	295	330
Real estate mortgage	722,632	0.0	(641)	9,898	4,518
Home equity	110,663	4.1	(95)	925	927
Total residential	896,154	1.2	(737)	11,118	5,775

Consumer:
Consumer direct	149,500	3.6	(533)	71	1,735
Consumer indirect	511,650	(4.1)	(1,249)	406	6,059
Total consumer	661,150	(2.5)	(1,782)	477	7,794

Total loans	$3,214,785	0.2%	$(4,103)	$31,420	$34,811

Asset Quality

CTBI’s total nonperforming loans, not including performing troubled debt restructurings, were $31.4 million, or 0.98% of total loans, at September 30, 2019 compared to $24.0 million, or 0.75% of total loans, at June 30, 2019 and $22.1 million, or 0.69% of total loans, at December 31, 2018.  Accruing loans 90+ days past due increased $9.3 million from prior quarter and $10.1 million from December 31, 2018.  The increase in 90+ days past due loans included $7.3 million for two loan relationships which have been individually evaluated and are in the process of collection.  We do not anticipate a loss on these credits.  Nonaccrual loans decreased $1.8 million during the quarter and $0.8 million from December 31, 2018.  Accruing loans 30-89 days past due at $22.9 million was a decrease of $7.7 million from prior quarter but an increase of $0.2 million from December 31, 2018.  Our loan portfolio management processes focus on the immediate identification, management, and resolution of problem loans to maximize recovery and minimize loss.   Our loan risk management processes include weekly delinquent loan review meetings at the market levels and monthly delinquent loan review meetings involving senior corporate management to review all nonaccrual loans and loans 30 days or more past due.  Any activity regarding a criticized/classified loan (i.e. problem loan) must be approved by CTB’s Watch List Asset Committee (i.e. Problem Loan Committee).  CTB’s Watch List Asset Committee also meets on a quarterly basis and reviews every criticized/classified loan of $100,000 or greater.  We also have a Loan Review Department that reviews every market within CTB annually and performs extensive testing of the loan portfolio to assure the accuracy of loan grades and classifications for delinquency, troubled debt restructuring, impaired status, impairment, nonaccrual status, and adequate loan loss reserves.

Impaired loans, loans not expected to meet contractual principal and interest payments other than insignificant delays, at September 30, 2019 totaled $56.3 million, compared to $54.6 million at June 30, 2018 and $46.4 million at December 31, 2018.  Management evaluates all impaired loans for the amount of impairment, if any, and records a direct charge-off or provides specific reserves when necessary.

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

Our level of foreclosed properties at $19.8 million at September 30, 2019 was a $2.7 million decrease from the $22.5 million at June 30, 2019 and a $7.5 million decrease from the $27.3 million at December 31, 2018.  Sales of foreclosed properties for the nine months ended September 30, 2019 totaled $6.0 million while new foreclosed properties totaled $1.9 million.  At September 30, 2019, the book value of properties under contracts to sell was $2.2 million; however, the closings had not occurred at quarter-end.

When foreclosed properties are acquired, appraisals are obtained and the properties are booked at the current market value less expected sales costs.  Additionally, periodic updated appraisals are obtained on unsold foreclosed properties.  When an updated appraisal reflects a fair market value below the current book value, a charge is booked to current earnings to reduce the property to its new market value less expected sales costs.   Charges to earnings in the third quarter 2019 to reflect the decrease in current market values of foreclosed properties totaled $2.2 million.  There were 30 properties reappraised during the third quarter 2019.  Of these, 20 properties were written down by a total of $2.1 million.  Charges to earnings were $0.7 million during the quarters ended June 30, 2019 and September 30, 2018.  The increase in write-downs for the quarter included a $1.7 million write-down related to one commercial property.  Charges to earnings for the nine months ended September 30, 2019 were $3.3 million compared to $2.0 million for the nine months ended September 30, 2018.  Our policy for determining the frequency of periodic reviews is based upon consideration of the specific properties and the known or perceived market fluctuations in a particular market and is typically between 12 and 18 months but generally not more than 24 months.  Approximately ninety percent of our OREO properties have appraisals dated within the past 18 months.  Management anticipates that our foreclosed properties will remain elevated as we work through current market conditions.

The appraisal aging analysis of foreclosed properties, as well as the holding period, at September 30, 2019 is shown below:

(in thousands)
Appraisal Aging Analysis			Holding Period Analysis
Days Since Last Appraisal	Number of Properties	Current Book Value	Holding Period	Current Book Value
Up to 3 months	34	$4,593	Less than one year	$2,945
3 to 6 months	8	1,199	1 year	1,031
6 to 9 months	16	1,934	2 years	817
9 to 12 months	6	243	3 years	3,516
12 to 18 months	30	3,324	4 years	842
18 to 24 months	7	1,086	5 years	1,197
Over 24 months	3	7,454	6 years*	56
Total	104	$19,833	7 years*	938
			8 years*	8,491
			9 years*	0
			Total	$19,833

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

As disclosed above, CTBI is required to dispose of any foreclosed property that has not been sold within 10 years.  As of December 31, 2018, foreclosed property with a total book value of $2.4 million had been held by us for at least nine years.  During the first nine months of 2019, we disposed of all of these properties.  At September 30, 2019, we held no foreclosed property for nine years or more.

Net loan charge-offs for the quarter ended September 30, 2019 were $1.4 million, or 0.18% of average loans annualized, compared to $1.6 million, or 0.20%, experienced for the second quarter 2019 and $1.5 million, or 0.19%, for the third quarter 2018.  Net loan charge-offs for the nine months ended September 30, 2019 were $4.1 million, or 0.17% of average loans, compared to $4.8 million, or 0.20% of average loans, experienced for the nine months ended September 30, 2018.  Of the net charge-offs for the nine months, $1.6 million were in commercial loans, $1.3 million were in indirect consumer loans, $0.7 million were in residential loans, and $0.5 million were in direct consumer loans.

Dividends

The following schedule shows the quarterly cash dividends paid for the past six quarters:

Pay Date	Record Date	Amount Per Share
October 1, 2019	September 15, 2019	$0.38
July 1, 2019	June 15, 2019	$0.36
April 1, 2019	March 15, 2019	$0.36
January 1, 2019	December 15, 2018	$0.36
October 1, 2018	September 15, 2018	$0.36
July 1, 2018	June 15, 2018	$0.33

Liquidity and Market Risk

The objective of CTBI’s Asset/Liability management function is to maintain consistent growth in net interest income within our policy limits.  This objective is accomplished through management of our consolidated balance sheet composition, liquidity, and interest rate risk exposures arising from changing economic conditions, interest rates, and customer preferences.  The goal of liquidity management is to provide adequate funds to meet changes in loan and lease demand or deposit withdrawals.  This is accomplished by maintaining liquid assets in the form of cash and cash equivalents and investment securities, sufficient unused borrowing capacity, and growth in core deposits and wholesale funding (including the use of wholesale brokered deposits).  As of September 30, 2019, we had approximately $221.8 million in cash and cash equivalents and approximately $650.0 million in securities valued at estimated fair value designated as available-for-sale and available to meet liquidity needs on a continuing basis compared to $141.5 million and $593.7 million at December 31, 2018.  Additional asset-driven liquidity is provided by the remainder of the securities portfolio and the repayment of loans.  In addition to core deposit funding, we also have a variety of other short-term and long-term funding sources available.  As of September 30, 2019, we had wholesale brokered deposits outstanding of $37.1 million with a weighted average maturity of 0.96 years compared to $42.3 million with a weighted average maturity of 1.58 years at December 31, 2018.  We also rely on Federal Home Loan Bank advances for both liquidity and management of our asset/liability position.  Federal Home Loan Bank advances were $0.4 million at September 30, 2019 and December 31, 2018.  As of September 30, 2019, we had a $438.1 million available borrowing position with the Federal Home Loan Bank compared to $312.2 million at December 31, 2018.  We generally rely upon net inflows of cash from financing activities, supplemented by net inflows of cash from operating activities, to provide cash for our investing activities.  As is typical of many financial institutions, significant financing activities include deposit gathering, use of short-term borrowing facilities such as repurchase agreements and federal funds purchased, use of wholesale brokered deposits, and issuance of long-term debt.  At September 30, 2019 and December 31, 2018, we had $45 million in lines of credit with various correspondent banks available to meet any future cash needs.  Our primary investing activities include purchases of securities and loan originations.  We do not rely on any one source of liquidity and manage availability in response to changing consolidated balance sheet needs.  Included in our cash and cash equivalents at September 30, 2019 were deposits with the Federal Reserve of $151.5 million compared to $73.5 million at December 31, 2018.  At December 31, 2018, cash and cash equivalents included federal funds sold of $1.1 million; however, we had no federal funds sold as of September 30, 2019.  Additionally, we project cash flows from our investment portfolio to generate additional liquidity over the next 90 days.

The investment portfolio consists of investment grade short-term issues suitable for bank investments.  The majority of the investment portfolio is in U.S. government and government sponsored agency issuances.  At September 30, 2019, available-for-sale (“AFS”) securities comprised substantially all of the total investment portfolio, and the AFS portfolio was approximately 107% of equity capital.  Eighty-six percent of the pledge eligible portfolio was pledged.

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

Capital Resources

Shareholders’ equity was $605.5 million at September 30, 2019 and $564.2 million at December 31, 2018.  CTBI’s annualized dividend yield to shareholders as of September 30, 2019 was 3.57%.  Our primary source of capital growth is the retention of earnings.  Cash dividends were $1.10 per share and $1.02 per share for the nine months ended September 30, 2019 and 2018, respectively.  We retained 59.9% of our earnings for the first nine months of 2019 compared to 58.5% for the first nine months of 2018.

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

As of September 30, 2019, CTBI had a common equity Tier 1 capital ratio of 17.03%, a Tier 1 capital ratio of 18.82%, a total capital ratio of 19.93%, and a Tier 1 leverage ratio of 13.84%.  Our capital conservation buffer at September 30, 2019 was 11.93%.

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

As of September 30, 2019, we are not aware of any current recommendations by banking regulatory authorities which, if they were to be implemented, would have, or are reasonably likely to have, a material adverse impact on our liquidity, capital resources, or operations.

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

Income Taxes – Income tax expense is based on the taxes due on the consolidated tax return plus deferred taxes based on the expected future tax benefits and consequences of temporary differences between carrying amounts and tax bases of assets and liabilities, using enacted tax rates.  Any interest and penalties incurred in connection with income taxes are recorded as a component of income tax expense in the consolidated financial statements.  During the three and nine months ended September 30, 2019 and 2018, CTBI has not recognized a significant amount of interest expense or penalties in connection with income taxes.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Interest rate risk management focuses on maintaining consistent growth in net interest income within Board-approved policy limits.  CTBI uses an earnings simulation model to analyze net interest income sensitivity to movements in interest rates.  Given a 200 basis point increase to the yield curve used in the simulation model, it is estimated net interest income for CTBI would increase by 5.77 percent over one year and 8.54 percent over two years.  A 200 basis point decrease in the yield curve would decrease net interest income by an estimated 4.98 percent over one year and 8.80 percent over two years.  For further discussion of CTBI’s market risk, see the Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Market Risk included in the annual report on Form 10-K for the year ended December 31, 2018.

Item 4.  Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

CTBI’s management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934.  As of the end of the period covered by this report, an evaluation was carried out by CTBI’s management, with the participation of our Chief Executive Officer and the Executive Vice President, Chief Financial Officer, and Treasurer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, management concluded that disclosure controls and procedures as of September 30, 2019 were effective in ensuring material information required to be disclosed in this quarterly report on Form 10-Q was recorded, processed, summarized, and reported on a timely basis.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in CTBI’s internal control over financial reporting that occurred during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, CTBI’s internal control over financial reporting.

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

LIBOR will cease to exist as a published rate after 2021.  The Federal Reserve through the Alternative Reference Rate Committee has recommended a replacement benchmark rate, the Secured Overnight Financing Rate.  All loans extending beyond 2021 will need to be managed to ensure appropriate benchmark rate replacements are provided for and adopted.  Failure to identify and negotiate a replacement benchmark rate and/or update data processing systems could result in future interest rate risk not being mitigated as intended or interest being miscalculated, which could adversely impact CTBI’s business, financial condition and results of operations.  As of September 30, 2019, CTBI had approximately $28.6 million in variable rate loans and $48.8 million in available-for-sale securities with interest rates tied to LIBOR, substantially all of which have maturity dates beyond December 31, 2021.  In addition, CTBI has debentures outstanding in the principal amount of $57.8 million which mature in 2037 and bear interest at a rate tied to LIBOR.

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

Item 6.	Exhibits:
	(1) Certifications Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Exhibit 31.1 Exhibit 31.2
	(2) Certifications Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Exhibit 32.1 Exhibit 32.2
	(3) XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL	Exhibit 101.INS
	(4) XBRL Taxonomy Extension Schema Document	Exhibit 101.SCH
	(5) XBRL Taxonomy Extension Calculation Linkbase	Exhibit 101.CAL
	(6) XBRL Taxonomy Extension Definition Linkbase	Exhibit 101.DEF
	(7) XBRL Taxonomy Extension Label Linkbase	Exhibit 101.LAB
	(8) XBRL Taxonomy Extension Presentation Linkbase	Exhibit 101.PRE
	(9) Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)	Exhibit 104

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, CTBI has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMUNITY TRUST BANCORP, INC.

Date: November 8, 2019	By:

/s/ Jean R. Hale
Jean R. Hale
Chairman, President, and Chief Executive Officer

/s/ Kevin J. Stumbo
Kevin J. Stumbo
Executive Vice President, Chief Financial Officer,
and Treasurer