Form 10-K
period 2019-12-31
COMMUNITY TRUST BANCORP INC /KY/
filed 2020-02-28
CIK 350852

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
For the fiscal year ended December 31, 2019
Or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
For the transition period from _____________ to _____________

Commission file number 001-31220

COMMUNITY TRUST BANCORP, INC.
(Exact name of registrant as specified in its charter)

Kentucky	61-0979818
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
346 North Mayo Trail, P.O. Box 2947 Pikeville, Kentucky (Address of principal executive offices)	41502 (Zip code)

(606) 432-1414
(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock (Title of class)
CTBI	The NASDAQ Global Select Market
(Trading symbol)	(Name of exchange on which registered)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☑	No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐	No ☑

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Based upon the closing price of the Common Shares of the Registrant on The NASDAQ Global Select Market, the aggregate market value of voting stock held by non-affiliates of the Registrant as of June 30, 2019 was $714.7 million.  For the purpose of the foregoing calculation only, all directors and executive officers of the Registrant have been deemed affiliates.  The number of shares outstanding of the Registrant’s Common Stock as of January 31, 2020 was 17,819,938.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Form 10-K incorporates by reference certain information from Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on April 28, 2020.

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

At December 31, 2019, CTBI had total consolidated assets of $4.4 billion and total consolidated deposits, including repurchase agreements, of $3.6 billion.  Total shareholders’ equity at December 31, 2019 was $614.9 million.  Trust assets under management at December 31, 2019 were $2.2 billion, including CTB’s investment portfolio totaling $0.6 billion.

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

EMPLOYEES

As of December 31, 2019, CTBI and subsidiaries had 1,000 full-time equivalent employees.  Our employees are provided with a variety of employee benefits.  A retirement plan, an employee stock ownership plan, group life insurance, major medical insurance, a cafeteria plan, and management and employee incentive compensation plans are available to all eligible personnel.

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

Capital Requirements; Basel III

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

On October 29, 2019, the Federal Reserve Board, the FDIC and the Office of the Comptroller of the Currency adopted a final rule to simplify the regulatory capital requirements for eligible community banks and holding companies that opt-in to the community bank leverage ratio framework (the “CBLR framework”), as required by Section 201 of the Economic Growth, Relief and Consumer Protection Act of 2018.  Under the final rule, which became effective as of January 1, 2020, community banks and holding companies (which would include CTB and CTBI) that satisfy certain qualifying criteria, including having less than $10 billion in average total consolidated assets and a leverage ratio (referred to as the “community bank leverage ratio”) of greater than 9%, would be eligible to opt-in to the CBLR framework.  The community bank leverage ratio is the ratio of a banking organization’s Tier 1 capital to its average total consolidated assets, both as reported on the banking organization’s applicable regulatory filings. If this election is made, CTBI and CTB would satisfy their regulatory capital standards by calculating and reporting the community bank leverage ratio instead of the risk-weighted capital ratios and minimum leverage ratio currently required and would be deemed “well-capitalized” under the Federal Reserve Board’s and FDIC’s prompt corrective action rules so long as they continue to satisfy the qualifying criteria of the CBLR framework.  CTBI has not yet decided whether it will take advantage of the new CBLR framework or will continue with the existing layered ratio structure.  Under either framework, CTBI and CTB would be considered well-capitalized under the applicable guidelines.

As of December 31, 2019, CTBI had a common equity Tier 1 capital ratio of 17.18%, a Tier 1 capital ratio of 18.94%, a total capital ratio of 20.05%, and a Tier 1 leverage ratio of 14.01%.  Our capital conservation buffer at December 31, 2019 was 12.05%.

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

Our financial performance generally, and in particular the ability of borrowers to pay interest on and repay principal of outstanding loans and the value of collateral securing those loans, as well as demand for loans and other products and services we offer, is highly dependent upon the business environment in the markets where we operate, in the states of Kentucky, West Virginia, and Tennessee and in the United States as a whole.  While unemployment rates have improved in all of the markets in which we operate, unemployment rates in our markets remain high compared to the national average.  A favorable business environment is generally characterized by, among other factors, economic growth, efficient capital markets, low inflation, low unemployment, high business and investor confidence, and strong business earnings.  Unfavorable or uncertain economic and market conditions can be caused by declines in economic growth, business activity, or investor or business confidence; limitations on the availability or increases in the cost of credit and capital; increases in inflation or interest rates; high unemployment; natural disasters; or a combination of these or other factors.  Currently, the pandemic known as the coronavirus disease (COVID-19) is causing worldwide concern and economic disruption.  In his semiannual testimony before Congress in February, 2020, Federal Reserve Chairman Jerome Powell said the central bank is “closely monitoring the emergence of the coronavirus disease, which could lead to disruptions in China that spill over to the rest of the world.”

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

Our loan portfolio is concentrated primarily in eastern, northeastern, central, and south central Kentucky, southern West Virginia, and northeastern Tennessee.  Our profits depend on providing products and services to clients in these local regions.  While unemployment rates have improved in all of the markets in which we operate, unemployment rates in our markets remain high compared to the national average.  Increases in unemployment, decreases in real estate values, or increases in interest rates could weaken the local economies in which we operate.  These economic indicators typically affect certain industries, such as real estate and financial services, more significantly.  High levels of unemployment and depressed real estate asset values in certain of the markets we serve would likely prolong the economic recovery period in our market area.  Also, our growth within certain of our markets may be adversely affected by inconsistent access to high speed internet, and the lack of population and business growth in such markets in recent years.  Weakness in our market area could depress our earnings and consequently our financial condition because:
●	Clients may not want, need, or qualify for our products and services;
●	Borrowers may not be able to repay their loans;
●	The value of the collateral securing our loans to borrowers may decline; and
●	The quality of our loan portfolio may decline.

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

Our earnings and financial condition are dependent to a large degree upon net interest income, which is the difference between interest earned from loans and investments and interest paid on deposits and borrowings.  The narrowing of interest-rate spreads, meaning the difference between the interest rates earned on loans and investments and the interest rates paid on deposits and borrowings, could adversely affect our earnings and financial condition.  Interest rates are highly sensitive to many factors, including:
●	The rate of inflation;
●	The rate of economic growth;
●	Employment levels;
●	Monetary policies; and
●	Instability in domestic and foreign financial markets.

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

LIBOR will cease to exist as a published rate after 2021.  The Federal Reserve through the Alternative Reference Rate Committee has recommended a replacement benchmark rate, the Secured Overnight Financing Rate.  All loans extending beyond 2021 will need to be managed to ensure appropriate benchmark rate replacements are provided for and adopted.  Failure to identify and negotiate a replacement benchmark rate and/or update data processing systems could result in future interest rate risk not being mitigated as intended or interest being miscalculated, which could adversely impact CTBI’s business, financial condition and results of operations.  As of December 31, 2019, CTBI had approximately $28.3 million in variable rate loans and $46.4 million in available-for-sale securities with interest rates tied to LIBOR, substantially all of which have maturity dates beyond December 31, 2021.  In addition, CTBI has debentures outstanding in the principal amount of $57.8 million which mature in 2037 and bear interest at a rate tied to LIBOR.

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

Liquidity Risk
CTBI is subject to liquidity risk.

CTBI requires liquidity to meet its deposit and debt obligations as they come due and to fund loan demands.  CTBI’s access to funding sources in amounts adequate to finance its activities or on terms that are acceptable to it could be impaired by factors that affect it specifically or the financial services industry or economy in general.  Factors that could reduce its access to liquidity sources include a downturn in the market, difficult credit markets, or adverse regulatory actions against CTBI.  CTBI’s access to deposits may also be affected by the liquidity needs of its depositors.  In particular, a substantial majority of CTBI’s liabilities are demand, savings, interest checking, and money market deposits, which are payable on demand or upon several days’ notice, while by comparison, a substantial portion of its assets are loans, which cannot be called or sold in the same time frame.  To the extent that consumer confidence in other investment vehicles, such as the stock market, increases, customers may move funds from bank deposits and products into such other investment vehicles.  Although CTBI historically has been able to replace maturing deposits and advances as necessary, it might not be able to replace such funds in the future, especially if a large number of its depositors sought to withdraw their accounts, regardless of the reason.  As of December 31, 2019, we had wholesale brokered deposits outstanding of $37.1 million (1% of total deposits) with a weighted average maturity of 0.71 years.  If CTBI ceases to be categorized as “well-capitalized” under banking regulations, it would be prohibited from accepting, renewing, or rolling over brokered deposits without a regulatory waiver.  The cost of funds associated with brokered deposits is generally higher than locally generated deposits and may be a less stable funding source.  A failure to maintain adequate liquidity could have a material adverse effect on our financial condition and results of operations.

Risks Related to Regulatory Policies and Oversight
The banking industry is heavily regulated, and our business may be adversely affected by legislation or changes in regulatory policies and oversight.

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

We are required to maintain certain minimum amounts and types of capital and may be subject to more stringent capital requirements in the future. A failure to meet applicable capital requirements could have an adverse material effect on our financial condition and results of operations.

We are subject to regulatory requirements specifying minimum amounts and types of capital that we must maintain.  From time to time, banking regulators change these regulatory capital adequacy guidelines.  For example, as a result of the recently implemented “Basel III” capital reforms required by the Dodd-Frank Act, we are now required to satisfy additional, more stringent capital adequacy standards than we had in the past.  See Item 1 above for additional information.  We currently satisfy the well capitalized and capital conservation standards set forth in Basel III, and based on our current capital composition and levels, we anticipate that our capital ratios, on a Basel III basis, will continue to exceed the well-capitalized minimum capital requirements and capital conservation buffer standards.  However, a failure to meet minimum capital requirements could result in certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have an adverse material effect on our financial condition and results of operations.

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

Originating and underwriting loans are integral to the success of our business.  This business requires us to take “credit risk,” which is the risk of losing principal and interest income because borrowers fail to repay loans.  Collateral values and the ability of borrowers to repay their loans may be affected at any time by factors such as:
●	The length and severity of downturns in the local economies in which we operate or the national economy;
●	The length and severity of downturns in one or more of the business sectors in which our customers operate, particularly the automobile, hotel/motel, coal, and residential development industries; or
●	A rapid increase in interest rates.

Our loan portfolio includes loans with a higher risk of loss.

We originate commercial real estate loans, construction and development loans, consumer loans, and residential mortgage loans, primarily within our market area.  Commercial real estate, commercial, and construction and development loans tend to involve larger loan balances to a single borrower or groups of related borrowers and are most susceptible to a risk of loss during a downturn in the business cycle.  These loans also have historically had a greater credit risk than other loans for the following reasons:

●
Commercial Real Estate Loans.  Repayment is dependent on income being generated in amounts sufficient to cover operating expenses and debt service.  As of December 31, 2019, commercial real estate loans, including multi-family loans, comprised approximately 39% of our total loan portfolio.

●
Other Commercial Loans.  Repayment is generally dependent upon the successful operation of the borrower’s business.  In addition, the collateral securing the loans may depreciate over time, be difficult to appraise, be illiquid, or fluctuate in value based on the success of the business.  As of December 31, 2019, other commercial loans comprised approximately 12% of our total loan portfolio.

●
Construction and Development Loans.  The risk of loss is largely dependent on our initial estimate of whether the property’s value at completion equals or exceeds the cost of property construction and the availability of take-out financing.  During the construction phase, a number of factors can result in delays or cost overruns.  If our estimate is inaccurate or if actual construction costs exceed estimates, the value of the property securing our loan may be insufficient to ensure full repayment when completed through a permanent loan, sale of the property, or by seizure of collateral.  As of December 31, 2019, construction and development loans comprised approximately 5% of our total loan portfolio.

Consumer loans may carry a higher degree of repayment risk than residential mortgage loans, particularly when the consumer loan is unsecured.  Repayment of a consumer loan typically depends on the borrower’s financial stability, and it is more likely to be affected adversely by job loss, illness, or personal bankruptcy.  In addition, federal and state bankruptcy, insolvency, and other laws may limit the amount we can recover when a consumer client defaults.  As of December 31, 2019, consumer loans comprised approximately 21% of our total loan portfolio.

As of December 31, 2019, approximately 78% of our consumer loans and 16% of our total loan portfolio were consumer indirect loans.  Consumer indirect loans are fixed rate loans secured by new and used automobiles, trucks, vans, and recreational vehicles originated at selling dealerships which are purchased by us following our review and approval of such loans.  These loans generally have a greater risk of loss in the event of default than, for example, one-to-four family residential mortgage loans due to the rapid depreciation of vehicles securing the loans.  We face the risk that the collateral for a defaulted loan may not provide an adequate source of repayment of the outstanding loan balance.  We also assume the risk that the dealership administering the lending process complies with applicable consumer protection law and regulations.

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

As of December 31, 2019, approximately 67% of our loan portfolio was secured by real estate, 39% of which is commercial real estate.  High levels of commercial and consumer delinquencies or declines in real estate market values could require increased net charge-offs and increases in the allowance for loan and lease losses, which could have a material adverse effect on our business, financial condition, and results of operations and prospects.

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

As of December 31, 2019, approximately 46% (based on book value) of our foreclosed properties had been held by us for over five years.  Regulatory approval is required and has been obtained to hold these properties beyond the initial period of five years.  Additional approval may be required to continue to hold these properties should they not be liquidated during the extension period, which is typically one year.  While we have previously received regulatory approval to continue to hold foreclosed properties for over five years, to the extent such approval is not obtained in the future with respect to a foreclosed property, we might be forced to liquidate such property at a price less than its appraised value.  To the extent we are not able to sell a foreclosed property in 10 years, we will be required to relinquish ownership of that property.

As of December 31, 2019, we had no foreclosed property that had been held by us for nine years or more.  However, if certain properties go unsold, we will have properties reach the nine year holding period in the year 2020.  See Item 7 of this report for more detailed information regarding the holding periods of other real estate loans.

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

Credit Loss Allowance Risk
New accounting standards may require us to increase our allowance for loan and lease losses.

In June 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-13, Financial Instruments Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.  This ASU is commonly referred to as CECL (Current Expected Credit Loss).  The provisions of ASU 2016-13 were issued to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments that are not accounted for at fair value through net income, including loans held for investment, held-to-maturity debt securities, trade and other receivables, net investment in leases, and other commitments to extend credit held by a reporting entity at each reporting date.  The amendments in ASU 2016-13 eliminate the probable incurred loss recognition in current generally accepted accounting principles (“GAAP”) and reflect an entity’s current estimate of all expected credit losses.  Specifically, this ASU requires that financial assets measured at amortized cost be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis.  It also applies to off-balance sheet credit exposures not accounted for as insurance (loan commitments, standby letters of credit, financial guarantees, and other similar instruments) and net investments in leases recognized by a lessor.  For all other assets within the scope of ASU 2016-13, a cumulative-effect adjustment will be recognized in retained earnings as of the beginning of the first reporting period in which the guidance is effective.

ASU 2016-13 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019.  As previously disclosed, CTBI formed an implementation team to oversee the adoption of the ASU including assessing the impact on its accounting and disclosures.  The implementation team was a cross-functional working group comprised of individuals from areas including credit, finance, and operations.  The team has established the historical data available and has identified the loan segments to be analyzed.  Credit losses for loans that no longer share similar risk characteristics are estimated on an individual basis.  The team has determined the portfolio methodologies and relevant economic factors to be utilized and began running parallel with its current model as part of the monthly fourth quarter 2019 loan portfolio analysis.  The team has developed a CECL allowance model which calculates reserves over the life of the loan and is largely driven by historical losses, portfolio characteristics, risk-grading, economic outlook, and other qualitative factors.  The methodologies will utilize a single economic forecast over a two-year reasonable and supportable forecast period with immediate reversion to historical losses.  While the models are operationally complete as of January 1, 2020, other required processes are being finalized.

It is estimated that the allowance for credit losses at the time of adoption will increase by approximately $2.1 to $3.9 million, or 6% to 11%, with the increase in the allowance being offset by a charge to retained earnings, net of deferred taxes.  Adoption of the standard is not expected to have a material impact on our available-for-sale or held-to-maturity investment portfolio’s or our off-balance sheet reserve.  The ultimate impact of adopting the ASU, and at each subsequent reporting period, is highly dependent on credit quality, economic forecasts and conditions and composition of our loans, along with other management judgements.  The transition adjustment to record the allowance for credit losses may fall outside of management’s estimated increase based on material changes in these items, specifically the economic forecast and conditions and loan composition, used in calculating the allowance for credit losses upon the adoption of CECL.

In December 2018, the Office of the Comptroller of the Currency, the Board of Governors of the Federal Reserve System, and the FDIC approved a final rule to address changes to credit loss accounting under GAAP, including banking organizations’ implementation of CECL.  The final rule provides banking organizations the option to phase in over a three-year period the day-one adverse effects on regulatory capital that may result from the adoption of the new accounting standard.  CTBI is planning on adopting the capital transition relief over the permissible three-year period.

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
●	Safety and soundness guidelines;
●
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

●	Anti-competitive concerns with the proposed transaction.

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

Our stock price has been volatile in the past, and several factors could cause the price to fluctuate substantially in the future.  These factors include:
●	Actual or anticipated variations in earnings;
●	Changes in analysts’ recommendations or projections;
●	CTBI’s announcements of developments related to our businesses;

●	Operating and stock performance of other companies deemed to be peers;
●	New technology used or services offered by traditional and non-traditional competitors;
●	News reports of trends, concerns, and other issues related to the financial services industry; and
●	Additional governmental policies and enforcement of current laws.

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

Banking customers and employees have been, and will likely continue to be, targeted by parties using fraudulent e-mails and other communications in attempts to misappropriate passwords, account information, or other personal information, or to introduce viruses or other malware to bank information systems or customers’ computers.  Though we endeavor to lessen the success of such threats through the use of authentication technology and employee education, such cyber-attacks remain a serious issue.  Publicity concerning security and cyber-related problems could inhibit the use or growth of electronic or web-based applications as a means of conducting banking and other commercial transactions.

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

While we have policies and procedures designed to prevent or limit the effect of the possible security breach of our information systems, if unauthorized persons were somehow to get access to confidential or proprietary information in our possession or to our proprietary information, it could result in litigation and regulatory investigations, significant legal and financial exposure, damage to our reputation, or a loss of confidence in the security of our systems that could materially adversely affect our results of operation.

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

Consolidated Average Balance Sheets and Taxable Equivalent Income/Expense and Yields/Rates

	2019			2018			2017
(in thousands)	Average Balances	Interest	Average Rate	Average Balances	Interest	Average Rate	Average Balances	Interest	Average Rate
Earning assets:
Loans (1)(2)(3)	$3,195,662	$165,016	5.16%	$3,150,878	$154,613	4.91%	$3,048,879	$141,821	4.65%
Loans held for sale	1,362	120	8.81	684	98	14.33	709	81	11.42
Securities:
U.S. Treasury and agencies	492,909	11,297	2.29	459,204	9,019	1.96	449,339	7,263	1.62
Tax exempt state and political subdivisions (3)	86,811	2,980	3.43	102,396	3,539	3.46	110,393	4,632	4.20
Other securities	35,871	1,219	3.40	29,299	996	3.40	49,981	1,452	2.91
Federal Reserve Bank and Federal Home Loan Bank stock	16,695	947	5.67	21,264	1,303	6.13	22,814	1,189	5.21
Federal funds sold	800	21	2.63	2,795	59	2.11	3,139	41	1.31
Interest bearing deposits	211,078	4,480	2.12	138,794	2,567	1.85	103,066	1,084	1.05
Other investments	936	14	1.50	6,432	88	1.37	8,961	107	1.19
Investment in unconsolidated subsidiaries	1,851	75	4.05	1,850	70	3.78	1,847	52	2.82
Total earning assets	4,043,975	$186,169	4.60%	3,913,596	$172,352	4.40%	3,799,128	$157,722	4.15%
Allowance for loan and lease losses	(35,122)			(35,711)			(36,507)
	4,008,853			3,877,885			3,762,621
Nonearning assets:
Cash and due from banks	52,122			52,286			52,321
Premises and equipment, net	59,326			45,970			47,129
Other assets	207,723			211,256			206,899
Total assets	$4,328,024			$4,187,397			$4,068,970

Interest bearing liabilities:
Deposits:
Savings and demand deposits	$1,442,083	$14,875	1.03%	$1,234,562	$8,443	0.68%	$1,134,147	$3,863	0.34%
Time deposits	1,111,713	18,496	1.66	1,256,030	15,271	1.22	1,243,181	10,487	0.84
Repurchase agreements and federal funds purchased	233,484	4,631	1.98	244,647	3,312	1.35	258,419	1,832	0.71
Advances from Federal Home Loan Bank	1,959	39	1.99	1,512	27	1.79	38,287	427	1.12
Long-term debt	58,815	2,418	4.11	59,341	2,242	3.78	60,042	1,685	2.81
Finance lease liability	616	54	8.77	0	0	0	0	0	0
Total interest bearing liabilities	2,848,670	$40,513	1.42%	2,796,092	$29,295	1.05%	2,734,076	$18,294	0.67%

Noninterest bearing liabilities:
Demand deposits	828,281			810,270			778,304
Other liabilities	55,736			34,394			37,823
Total liabilities	3,732,687			3,640,756			3,550,203

Shareholders’ equity	595,337			546,641			518,767
Total liabilities and shareholders’ equity	$4,328,024			$4,187,397			$4,068,970

Net interest income, tax equivalent		$145,656			$143,057			$139,428
Less tax equivalent interest income		771			902			2,026
Net interest income		$144,885			$142,155			$137,402
Net interest spread			3.18%			3.35%			3.48%
Benefit of interest free funding			0.42			0.31			0.19
Net interest margin			3.60%			3.66%			3.67%

(1) Interest includes fees on loans of $1,932, $1,762, and $1,808 in 2019, 2018, and 2017, respectively.
(2) Loan balances include deferred loan origination costs and principal balances on nonaccrual loans.
(3) Tax exempt income on securities and loans is reported on a fully taxable equivalent basis using a 21% rate in 2019 and 2018, and a 35% rate in 2017.

Net Interest Differential

The following table illustrates the approximate effect of volume and rate changes on net interest differentials between 2019 and 2018 and also between 2018 and 2017.

	Total Change	Change Due to		Total Change	Change Due to
(in thousands)	2019/2018	Volume	Rate	2018/2017	Volume	Rate
Interest income:
Loans	$10,403	$2,222	$8,181	$12,792	$4,843	$7,949
Loans held for sale	22	70	(48)	17	(3)	20
U.S. Treasury and agencies	2,278	696	1,582	1,756	163	1,593
Tax exempt state and political subdivisions	(559)	(542)	(17)	(1,093)	(353)	(740)
Other securities	223	223	0	(456)	(528)	72
Federal Reserve Bank and Federal Home Loan Bank stock	(356)	(295)	(61)	114	(77)	191
Federal funds sold	(38)	(34)	(4)	18	(4)	22
Interest bearing deposits	1,913	1,491	422	1,483	465	1,018
Other investments	(74)	(69)	(5)	(19)	(27)	8
Investment in unconsolidated subsidiaries	5	0	5	18	0	18
Total interest income	13,817	3,762	10,055	14,630	4,479	10,151

Interest expense:
Savings and demand deposits	6,432	1,598	4,834	4,580	370	4,210
Time deposits	3,225	(1,601)	4,826	4,784	109	4,675
Repurchase agreements and federal funds purchased	1,319	(145)	1,464	1,480	(93)	1,573
Advances from Federal Home Loan Bank	12	9	3	(400)	(258)	(142)
Long-term debt	176	(20)	196	557	(19)	576
Finance lease liability	54	54	0	0	0	0
Total interest expense	11,218	(105)	11,323	11,001	109	10,892

Net interest income	$2,599	$3,867	$(1,268)	$3,629	$4,370	$(741)

For purposes of the above table, changes which are due to both rate and volume are allocated based on a percentage basis, using the absolute values of rate and volume variance as a basis for percentages.  Income is stated at a fully taxable equivalent basis, using a 21% tax rate in 2019 and 2018, and a 35% tax rate in 2017.

Investment Portfolio

The maturity distribution and weighted average interest rates of debt securities at December 31, 2019 are as follows:

Available-for-sale

	Estimated Maturity at December 31, 2019
	Within 1 Year		1-5 Years		5-10 Years		After 10 Years		Total Fair Value		Amortized Cost
(in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount
U.S. Treasury, government agencies, and government sponsored agency mortgage-backed securities	$93,952	2.03%	$48,057	1.77%	$95,499	3.42%	$228,887	2.56%	$466,395	2.55%	$463,124
State and political subdivisions	6,520	3.14	19,922	3.22	24,910	3.18	50,955	3.87	102,307	3.53	99,403
Other securities	0	0.00	0	0.00	0	0.00	31,142	3.39	31,142	3.39	31,418
Total	$100,472	2.11%	$67,979	2.19%	$120,409	3.37%	$310,984	2.85%	$599,844	2.76%	$593,945

Held-to-maturity

	Estimated Maturity at December 31, 2019
	Within 1 Year		1-5 Years		5-10 Years		After 10 Years		Total Amortized Cost		Fair Value
(in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount
State and political subdivisions	$517	3.64%	$0	0.00%	$0	0.00%	$0	0.00%	$517	3.64%	$517
Total	$517	3.64%	$0	0.00%	$0	0.00%	$0	0.00%	$517	3.64%	$517

Total Debt Securities

	Estimated Maturity at December 31, 2019
	Within 1 Year		1-5 Years		5-10 Years		After 10 Years		Total Book Value		Fair Value
(in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount
Total	$100,989	2.11%	$67,979	2.19%	$120,409	3.37%	$310,984	2.85%	$600,361	2.76%	$600,361

The calculations of the weighted average interest rates for each maturity category are based upon yield weighted by the respective costs of the securities.  The weighted average rates on state and political subdivisions are computed on a taxable equivalent basis using a 21% tax rate.

Excluding those holdings of the investment portfolio in U.S. Treasury securities, government agencies, and government sponsored agency mortgage-backed securities, there were no securities of any one issuer that exceeded 10% of our shareholders’ equity at December 31, 2019.

The book values of securities available-for-sale and securities held-to-maturity as of December 31, 2019 and 2018 are presented in note 3 to the consolidated financial statements.

The book value of securities at December 31, 2017 is presented below:

(in thousands)	Available- for-Sale	Held-to- Maturity
U.S. Treasury and government agencies	$211,574	$0
State and political subdivisions	144,159	659
U.S. government sponsored agency mortgage-backed securities	208,959	0
Other debt securities	507	0
Total debt securities	565,199	659
CRA investment funds	25,000	0
Total securities	$590,199	$659

Loan Portfolio

(in thousands)	2019	2018	2017	2016	2015
Commercial:
Construction	$104,809	$82,715	$76,479	$66,998	$78,020
Secured by real estate	1,169,975	1,183,093	1,188,680	1,085,428	1,052,919
Equipment lease financing	481	1,740	3,042	5,512	8,514
Commercial other	389,683	377,198	351,034	350,159	358,898
Total commercial	1,664,948	1,644,746	1,619,235	1,508,097	1,498,351

Residential:
Real estate construction	63,350	57,160	67,358	57,966	61,750
Real estate mortgage	733,003	722,417	709,570	702,969	707,874
Home equity	111,894	106,299	99,356	91,511	89,450
Total residential	908,247	885,876	876,284	852,446	859,074

Consumer:
Consumer direct	148,051	144,289	137,754	133,093	126,406
Consumer indirect	527,418	533,727	489,667	444,735	390,130
Total consumer	675,469	678,016	627,421	577,828	516,536

Total loans	$3,248,664	$3,208,638	$3,122,940	$2,938,371	$2,873,961

Percent of total year-end loans
Commercial:
Construction	3.23%	2.58%	2.45%	2.28%	2.71%
Secured by real estate	36.01	36.87	38.06	36.94	36.64
Equipment lease financing	0.01	0.05	0.10	0.18	0.30
Commercial other	12.00	11.76	11.24	11.92	12.49
Total commercial	51.25	51.26	51.85	51.32	52.14

Residential:
Real estate construction	1.95	1.78	2.16	1.97	2.15
Real estate mortgage	22.57	22.52	22.72	23.93	24.63
Home equity	3.44	3.31	3.18	3.11	3.11
Total residential	27.96	27.61	28.06	29.01	29.89

Consumer:
Consumer direct	4.56	4.50	4.41	4.53	4.40
Consumer indirect	16.23	16.63	15.68	15.14	13.57
Total consumer	20.79	21.13	20.09	19.67	17.97

Total loans	100.00%	100.00%	100.00%	100.00%	100.00%

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

CTB has changed the origination process on commercial and residential construction loans to be primarily construction to permanent financing with only one note.  This change is resulting in a greater number of loans showing in the after five year maturity for construction loans, even though those loans will be converted from construction loans to permanent financing by a change in internal coding on the loans while the maturity date remains the same.

	Maturity at December 31, 2019
(in thousands)	Within One Year	After One but Within Five Years	After Five Years	Total
Commercial secured by real estate and commercial other	$235,617	$268,872	$1,055,169	$1,559,658
Commercial and real estate construction	67,571	18,339	82,249	168,159
	$303,188	$287,211	$1,137,418	$1,727,817

Rate sensitivity:
Fixed rate	$64,673	$72,247	$43,285	$180,205
Adjustable rate	238,515	214,964	1,094,133	1,547,612
	$303,188	$287,211	$1,137,418	$1,727,817

Nonperforming Assets

(in thousands)	2019	2018	2017	2016	2015
Nonaccrual loans	$13,999	$11,867	$18,119	$16,623	$16,563
90 days or more past due and still accruing interest	19,620	10,198	10,176	10,847	12,046
Total nonperforming loans	33,619	22,065	28,295	27,470	28,609

Other repossessed assets	0	42	155	103	183
Foreclosed properties	19,480	27,273	31,996	35,856	40,674
Total nonperforming assets	$53,099	$49,380	$60,446	$63,429	$69,466

Nonperforming assets to total loans and foreclosed properties	1.62%	1.53%	1.92%	2.13%	2.38%
Allowance to nonperforming loans	104.39%	162.73%	127.76%	130.81%	126.16%

Nonaccrual and Past Due Loans

(in thousands)	Nonaccrual loans	As a % of Loan Balances by Category	Accruing Loans Past Due 90 Days or More	As a % of Loan Balances by Category	Balances
December 31, 2019
Commercial construction	$230	0.22%	$237	0.23%	$104,809
Commercial secured by real estate	3,759	0.32	8,820	0.75	1,169,975
Equipment lease financing	0	0.00	0	0.00	481
Commercial other	3,839	0.99	2,586	0.66	389,683
Real estate construction	634	1.00	0	0.00	63,350
Real estate mortgage	4,821	0.66	7,088	0.97	733,003
Home equity	716	0.64	344	0.31	111,894
Consumer direct	0	0.00	97	0.07	148,051
Consumer indirect	0	0.00	448	0.08	527,418
Total	$13,999	0.43%	$19,620	0.60%	$3,248,664

December 31, 2018
Commercial construction	$639	0.77%	$58	0.07%	$82,715
Commercial secured by real estate	4,537	0.38	4,632	0.39	1,183,093
Equipment lease financing	0	0.00	0	0.00	1,740
Commercial other	797	0.21	581	0.15	377,198
Real estate construction	22	0.04	6	0.01	57,160
Real estate mortgage	5,395	0.75	4,095	0.57	722,417
Home equity	477	0.45	246	0.23	106,299
Consumer direct	0	0.00	74	0.05	144,289
Consumer indirect	0	0.00	506	0.09	533,727
Total	$11,867	0.37%	$10,198	0.32%	$3,208,638

Discussion of the Nonaccrual Policy

The accrual of interest income on loans is discontinued when management believes, after considering economic and business conditions, collateral value, and collection efforts, that the borrower’s financial condition is such that the collection of interest is doubtful.  Cash payments received on nonaccrual loans generally are applied against principal, and interest income is only recorded once principal recovery is reasonably assured.  Any loans greater than 90 days past due must be well secured and in the process of collection to continue accruing interest.  See note 1 to the consolidated financial statements for further discussion on our nonaccrual policy.

Potential Problem Loans

Interest accrual is discontinued when we believe, after considering economic and business conditions, collateral value, and collection efforts, that the borrower’s financial condition is such that collection of interest is doubtful.

Foreign Outstandings

None

Loan Concentrations

We had no concentration of loans exceeding 10% of total loans at December 31, 2019.  See note 19 to the consolidated financial statements for further information.

Analysis of the Allowance for Loan and Lease Losses

(in thousands)	2019	2018	2017	2016	2015
Allowance for loan and lease losses, beginning of year	$35,908	$36,151	$35,933	$36,094	$34,447
Loans charged off:
Commercial construction	(72)	0	(10)	(316)	(3)
Commercial secured by real estate	(727)	(988)	(2,038)	(1,641)	(1,379)
Commercial other	(2,179)	(1,513)	(1,893)	(2,136)	(1,961)
Real estate construction	(100)	(33)	0	(192)	(135)
Real estate mortgage	(767)	(1,004)	(615)	(1,043)	(1,421)
Home equity	(139)	(69)	(178)	(54)	(129)
Consumer direct	(1,100)	(997)	(965)	(1,236)	(1,306)
Consumer indirect	(4,652)	(6,394)	(5,386)	(5,050)	(3,536)
Total charge-offs	(9,736)	(10,998)	(11,085)	(11,668)	(9,870)

Recoveries of loans previously charged off:
Commercial construction	12	61	49	36	13
Commercial secured by real estate	358	224	75	178	60
Commercial other	509	643	532	439	585
Real estate construction	0	0	0	7	4
Real estate mortgage	152	85	87	101	117
Home equity	23	14	4	9	54
Consumer direct	400	445	525	615	435
Consumer indirect	2,651	3,116	2,510	2,250	1,599
Total recoveries	4,105	4,588	3,782	3,635	2,867

Net charge-offs:
Commercial construction	(60)	61	39	(280)	10
Commercial secured by real estate	(369)	(764)	(1,963)	(1,463)	(1,319)
Commercial other	(1,670)	(870)	(1,361)	(1,697)	(1,376)
Real estate construction	(100)	(33)	0	(185)	(131)
Real estate mortgage	(615)	(919)	(528)	(942)	(1,304)
Home equity	(116)	(55)	(174)	(45)	(75)
Consumer direct	(700)	(552)	(440)	(621)	(871)
Consumer indirect	(2,001)	(3,278)	(2,876)	(2,800)	(1,937)
Total net charge-offs	(5,631)	(6,410)	(7,303)	(8,033)	(7,003)

Provisions charged against operations	4,819	6,167	7,521	7,872	8,650

Balance, end of year	$35,096	$35,908	$36,151	$35,933	$36,094

Allocation of allowance, end of year:
Commercial construction	$1,299	$862	$686	$884	$2,199
Commercial secured by real estate	14,025	14,531	14,509	14,191	14,434
Equipment lease financing	4	12	18	42	79
Commercial other	6,355	4,993	5,039	4,656	4,225
Real estate construction	372	512	660	629	550
Real estate mortgage	4,232	4,433	5,688	6,027	6,678
Home equity	897	841	857	774	839
Consumer direct	1,711	1,883	1,863	1,885	1,594
Consumer indirect	6,201	7,841	6,831	6,845	5,496
Balance, end of year	$35,096	$35,908	$36,151	$35,933	$36,094

Average loans outstanding, net of deferred loan costs and fees	$3,195,662	$3,150,878	$3,048,879	$2,916,031	$2,791,871
Loans outstanding at end of year, net of deferred loan costs and fees	$3,248,664	$3,208,638	$3,122,940	$2,938,371	$2,873,961

Net charge-offs to average loan type:
Commercial construction	0.07%	(0.08)%	(0.05)%	0.40%	(0.01)%
Commercial secured by real estate	0.03	0.06	0.17	0.14	0.13
Commercial other	0.43	0.25	0.39	0.47	0.39
Real estate construction	0.17	0.05	0.00	0.32	0.21
Real estate mortgage	0.09	0.13	0.07	0.13	0.18
Home equity	0.11	0.05	0.18	0.05	0.08
Consumer direct	0.48	0.39	0.33	0.48	0.71
Consumer indirect	0.39	0.64	0.61	0.67	0.55
Total	0.18%	0.20%	0.24%	0.28%	0.25%

Other ratios:
Allowance to net loans, end of year	1.08%	1.12%	1.16%	1.22%	1.26%
Provision for loan losses to average loans	0.15%	0.20%	0.25%	0.27%	0.31%

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

Average Deposits and Other Borrowed Funds

(in thousands)	2019	2018	2017
Deposits:
Noninterest bearing deposits	$828,281	$810,270	$778,304
NOW accounts	52,346	57,166	49,975
Money market accounts	983,530	755,970	668,609
Savings accounts	406,207	421,426	415,563
Certificates of deposit of $100,000 or more	534,835	669,386	628,165
Certificates of deposit < $100,000 and other time deposits	576,878	586,644	615,016
Total deposits	3,382,077	3,300,862	3,155,632

Other borrowed funds:
Repurchase agreements and federal funds purchased	233,484	244,647	258,419
Advances from Federal Home Loan Bank	1,959	1,512	38,287
Long-term debt	59,341	59,341	60,042
Total other borrowed funds	294,874	305,500	356,748
Total deposits and other borrowed funds	$3,676,951	$3,606,362	$3,512,380

The maximum balance for federal funds purchased and repurchase agreements at any month-end during 2019 occurred at November 30, 2019, with a month-end balance of $241.7 million.  The maximum balance for federal funds purchased and repurchase agreements at any month-end during 2018 occurred at June 30, 2018, with a month-end balance of $256.8 million.  The maximum balance for federal funds purchased and repurchase agreements at any month-end during 2017 occurred at March 31, 2017, with a month-end balance of $268.9 million.

Maturities and/or repricing of time deposits of $100,000 or more outstanding at December 31, 2019 are summarized as follows:

(in thousands)	Certificates of Deposit	Other Time Deposits	Total
Three months or less	$85,209	$6,911	$92,120
Over three through six months	85,173	7,771	92,944
Over six through twelve months	245,799	17,208	263,007
Over twelve through sixty months	125,256	24,100	149,356
Over sixty months	201	0	201
	$541,638	$55,990	$597,628

Item 2.	Properties

Our main office, which is owned by Community Trust Bank, Inc., is located at 346 North Mayo Trail, Pikeville, Kentucky 41501.  Following is a schedule of properties owned and leased by CTBI and its subsidiaries as of December 31, 2019:

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

See notes 8 and 16 to the consolidated financial statements included herein for the year ended December 31, 2019, for additional information relating to lease commitments and amounts invested in premises and equipment.

Item 3.	Legal Proceedings

CTBI and subsidiaries, and from time to time, our officers, are named defendants in legal actions arising from ordinary business activities.  Management, after consultation with legal counsel, believes any pending actions are without merit or that the ultimate liability, if any, will not materially affect our consolidated financial position or results of operations.

Item 4.	Mine Safety Disclosures

Not applicable.

Information about our Executive Officers

Set forth below are the executive officers of CTBI, their positions with CTBI, and the year in which they first became an executive officer.

Name and Age (1)	Positions and Offices Currently Held	Date First Became Executive Officer		Principal Occupation
Jean R. Hale; 73	Chairman, President and CEO	1992		Chairman, President and CEO of Community Trust Bancorp, Inc.

Mark A. Gooch; 61	Executive Vice President and Secretary	1997		President and CEO of Community Trust Bank, Inc.

Larry W. Jones; 73	Executive Vice President	2002		Executive Vice President/ Central Kentucky Region President of Community Trust Bank, Inc.

James B. Draughn; 60	Executive Vice President	2001		Executive Vice President/Operations of Community Trust Bank, Inc.

Kevin J. Stumbo; 59	Executive Vice President, Chief Financial Officer, and Treasurer	2002		Executive Vice President/ Chief Financial Officer of Community Trust Bank, Inc.

Ricky D. Sparkman; 57	Executive Vice President	2002		Executive Vice President/ South Central Region President of Community Trust Bank, Inc.

Richard W. Newsom; 65	Executive Vice President	2002		Executive Vice President/ Eastern Region President of Community Trust Bank, Inc.

James J. Gartner; 78	Executive Vice President	2002		Executive Vice President/ Chief Credit Officer of Community Trust Bank, Inc.

Steven E. Jameson; 63	Executive Vice President	2004	(2)	Executive Vice President/ Chief Internal Audit & Risk Officer

D. Andrew Jones; 57	Executive Vice President	2010		Executive Vice President/ Northeastern Region President of Community Trust Bank, Inc.

Andy D. Waters; 54	Executive Vice President	2011		President and CEO of Community Trust and Investment Company

C. Wayne Hancock; 45	Executive Vice President	2014	(3)	Executive Vice President/Senior Staff Attorney

(1)	The ages listed for CTBI’s executive officers are as of February 28, 2020.

(2)	Mr. Jameson is a non-voting member of the Executive Committee.

(3)
Mr. Hancock was employed as Senior Staff Attorney of Community Trust Bank, Inc. in September 2008.  He was promoted to Senior Vice President in April 2009 and named Executive Vice President in April 2014.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Shareholder Matters, and Issuer Purchases of Equity Securities

Our common stock is listed on The NASDAQ Global Select Market under the symbol CTBI.  As of January 31, 2020, there were approximately 5,200 holders of record of our outstanding common shares.

Dividends

The annual dividend paid to our stockholders was increased from $1.38 per share to $1.48 per share during 2019.  We have adopted a conservative policy of cash dividends by generally maintaining an average annual cash dividend ratio of approximately 45%, with periodic stock dividends.  The current year cash dividend ratio was 40.7%.  Dividends are typically paid on a quarterly basis.  Future dividends are subject to the discretion of CTBI’s Board of Directors, cash needs, general business conditions, dividends from our subsidiaries, and applicable governmental regulations and policies.  For information concerning restrictions on dividends from the subsidiary bank to CTBI, see note 21 to the consolidated financial statements included herein for the year ended December 31, 2019.

Stock Repurchases

CTBI did not acquire any shares of common stock through the stock repurchase program during the years 2019 and 2018. There are 67,371 shares remaining under CTBI’s current repurchase authorization. For further information, see the Stock Repurchase Program section of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Securities Authorized for Issuance Under Equity Compensation Plans

For information concerning securities authorized for issuance under CTBI’s equity compensation plans, see Part III, Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

Common Stock Performance

The following graph shows the cumulative total return experienced by CTBI’s shareholders during the last five years compared to the NASDAQ Stock Market (U.S.) and the NASDAQ Bank Stock Index.  The graph assumes the investment of $100 on December 31, 2014 in CTBI’s common stock and in each index and the reinvestment of all dividends paid during the five-year period.

Comparison of 5 Year Cumulative Total Return
among Community Trust Bancorp, Inc., NASDAQ Stock Market (U.S.),
and NASDAQ Bank Stocks

Fiscal Year Ending December 31 ($)
	2014	2015	2016	2017	2018	2019
Community Trust Bancorp, Inc.	100.00	98.83	143.77	140.29	122.09	148.33
NASDAQ Stock Market (U.S.)	100.00	100.48	113.55	137.83	130.33	170.96
NASDAQ Bank Stocks	100.00	102.21	129.34	153.13	128.02	175.61

Item 6.	Selected Financial Data 2015-2019

 (in thousands except ratios, per share amounts and # of employees)

Year Ended December 31	2019		2018		2017		2016		2015
Interest income	$185,398		$171,450		$155,696		$146,576		$144,020
Interest expense	40,513		29,295		18,294		13,555		11,773
Net interest income	144,885		142,155		137,402		133,021		132,247
Provision for loan losses	4,819		6,167		7,521		7,872		8,650
Noninterest income	50,184		51,952		48,508		48,441		46,809
Noninterest expense	118,258		117,398		109,878		107,126		105,443
Income before income taxes	71,992		70,542		68,511		66,464		64,963
Income taxes	7,452		11,314		17,018		19,118		18,531
Net income	$64,540		$59,228		$51,493		$47,346		$46,432

Per common share:
Basic earnings per share	$3.64		$3.35		$2.92		$2.70		$2.66
Diluted earnings per share	$3.64		$3.35		$2.92		$2.70		$2.66
Cash dividends declared-	$1.48		$1.38		$1.30		$1.26		$1.22
as a % of net income	40.66%		41.19%		44.52%		46.67%		45.86%
Book value, end of year	$34.56		$31.81		$30.00		$28.40		$27.12
Market price, end of year	$46.64		$39.61		$47.10		$49.60		$34.96
Market to book value, end of year	1.35	x	1.25	x	1.57	x	1.75	x	1.29	x
Price/earnings ratio, end of year	12.81	x	11.82	x	16.13	x	18.37	x	13.14	x
Cash dividend yield, for the year	3.17%		3.48%		2.76%		2.54%		3.49%

At year-end:
Total assets	$4,366,003		$4,201,616		$4,136,231		$3,932,169		$3,903,934
Long-term debt	57,841		59,341		59,341		61,341		61,341
Shareholders’ equity	614,886		564,150		530,699		500,615		475,583

Averages:
Assets	$4,328,024		$4,187,397		$4,068,970		$3,920,257		$3,790,282
Deposits, including repurchase agreements	3,610,589		3,540,717		3,406,627		3,306,550		3,201,545
Earning assets	4,043,975		3,913,596		3,799,128		3,652,714		3,524,506
Loans	3,195,662		3,150,878		3,048,879		2,916,031		2,791,871
Shareholders’ equity	595,337		546,641		518,767		494,398		465,682

Profitability ratios:
Return on average assets	1.49%		1.41%		1.27%		1.21%		1.23%
Return on average equity	10.84		10.83		9.93		9.58		9.97

Capital ratios:
Equity to assets, end of year	14.08%		13.43%		12.83%		12.73%		12.18%
Average equity to average assets	13.76		13.05		12.75		12.61		12.29

Risk based capital ratios:
Tier 1 leverage	14.01%		13.51%		12.89%		12.75%		12.40%
Common equity Tier 1 capital	17.18		16.27		15.33		15.18		14.58
Tier 1 capital	18.94		18.12		17.22		17.25		16.70
Total capital	20.05		19.29		18.41		18.50		17.95

Other significant ratios:
Allowance to net loans, end of year	1.08%		1.12%		1.16%		1.22%		1.26%
Allowance to nonperforming loans, end of year	104.39		162.73		127.76		130.81		126.16
Nonperforming assets to loans and foreclosed properties, end of year	1.62		1.53		1.92		2.13		2.38
Net interest margin, tax equivalent	3.60		3.66		3.67		3.70		3.81
Efficiency ratio*	60.70		60.17		58.66		58.54		58.20

Other statistics:
Average common shares outstanding	17,724		17,687		17,631		17,548		17,431
Number of full-time equivalent employees, end of year	1,000		978		990		996		984

* Efficiency ratio is calculated by dividing noninterest expense by net interest income (tax equivalent) plus noninterest income minus securities gains (losses).

Quarterly Financial Data
(Unaudited)

(in thousands except ratios and per share amounts)

Three Months Ended	December 31	September 30	June 30	March 31
2019
Net interest income	$36,356	$36,519	$36,027	$35,983
Net interest income, taxable equivalent basis	36,532	36,702	36,219	36,203
Provision for loan losses	1,813	1,253	1,563	190
Noninterest income	13,373	12,389	12,252	12,170
Noninterest expense	29,263	29,882	30,030	29,083
Net income	16,008	15,269	18,324	14,939

Per common share:
Basic earnings per share	$0.90	$0.86	$1.03	$0.84
Diluted earnings per share	0.90	0.86	1.03	0.84
Dividends declared	0.38	0.38	0.36	0.36

Selected ratios:
Return on average assets, annualized	1.46%	1.40%	1.69%	1.42%
Return on average common equity, annualized	10.35	10.02	12.45	10.58
Net interest margin, annualized	3.55	3.59	3.57	3.70

Three Months Ended	December 31	September 30	June 30	March 31
2018
Net interest income	$36,280	$36,136	$35,148	$34,591
Net interest income, taxable equivalent basis	36,504	36,362	35,376	34,815
Provision for loan losses	1,749	1,543	1,929	946
Noninterest income	12,239	12,663	13,740	13,310
Noninterest expense	28,172	28,106	32,439	28,681
Net income	15,709	16,106	11,599	15,814

Per common share:
Basic earnings per share	$0.89	$0.91	$0.66	$0.89
Diluted earnings per share	0.89	0.91	0.66	0.89
Dividends declared	0.36	0.36	0.33	0.33

Selected ratios:
Return on average assets, annualized	1.48%	1.52%	1.11%	1.55%
Return on average common equity, annualized	11.16	11.62	8.56	12.00
Net interest margin, annualized	3.68	3.68	3.61	3.65

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Our Business

Community Trust Bancorp, Inc. (“CTBI”) is a bank holding company headquartered in Pikeville, Kentucky.  Currently, we own one commercial bank, Community Trust Bank, Inc. (“CTB”) and one trust company, Community Trust and Investment Company.  Through our subsidiaries, we have seventy-nine banking locations in eastern, northeastern, central, and south central Kentucky, southern West Virginia, and northeastern Tennessee, four trust offices across Kentucky, and one trust office in northeastern Tennessee.  At December 31, 2019, we had total consolidated assets of $4.4 billion and total consolidated deposits, including repurchase agreements, of $3.6 billion.  Total shareholders’ equity at December 31, 2019 was $614.9 million.  Trust assets under management, which are excluded from CTBI’s total consolidated assets, at December 31, 2019, were $2.2 billion.  Trust assets under management include CTB’s investment portfolio totaling $0.6 billion.

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

Financial Goals and Performance

The following table shows the primary measurements used by management to assess annual performance.  The goals in the table below should not be viewed as a forecast of our performance for 2020.  Rather, the goals represent a range of target performance for 2020.  There is no assurance that any or all of these goals will be achieved.  See “Cautionary Statement Regarding Forward Looking Statements.”

	2019 Goals	2019 Performance	2020 Goals
Basic earnings per share	$3.45 - $3.52	$3.64	$3.23 - $3.29
Net income	$61.3 - $62.6 million	$64.5 million	$57.5 - $58.6 million
ROAA	1.44% - 1.47%	1.49%	1.29% - 1.32%
ROAE	10.57% - 10.79%	10.84%	9.09% - 9.28%
Revenues	$189.0 - $194.7 million	$195.1 million	$197.8 - $201.8 million
Noninterest revenue as of % of total revenue	23.00% - 26.00%	25.34%	24.00% - 26.00%
Assets	$4.20 - $4.46 billion	$4.37 billion	$4.39 - $4.66 billion
Loans	$3.31 - $3.45 billion	$3.25 billion	$3.33 - $3.47 billion
Deposits, including repurchase agreements	$3.56 - $3.71 billion	$3.63 billion	$3.69 - $3.84 billion
Shareholders’ equity	$584.0 - $607.8 million	$614.9 million	$632.1 - $657.9 million

Results of Operations and Financial Condition

We reported record earnings of $64.5 million, or $3.64 per basic share, for the year ended December 31, 2019 compared to $59.2 million, or $3.35 per basic share, for the year ended December 31, 2018.  The increase in earnings year over year was impacted by a decrease in income tax expense, resulting from the 2019 changes in Kentucky tax law. In March and April of 2019, Kentucky enacted legislation requiring financial institutions to transition from a bank franchise tax to the Kentucky corporate income tax beginning in 2021 and provided guidance on combining returns with entities that have net operating loss carryforwards.  As a result, in 2019, we recognized a net state income tax benefit of $2.7 million, or $0.15 per basic share, to record our Kentucky deferred tax asset at December 31, 2019.

2019 Highlights

❖
Net interest income for the year ended December 31, 2019 increased $2.7 million, or 1.9%, from December 31, 2018 with a 6 basis point decrease in our net interest margin and a $130.4 million increase in average earning assets.

❖	Provision for loan losses for the year ended December 31, 2019 decreased $1.3 million, or 21.9%, from December 31, 2018.

❖	Our loan portfolio increased $40.0 million, or 1.2%, from December 31, 2018.

❖	Net loan charge-offs for the year ended December 31, 2019 were $5.6 million, or 0.18% of average loans annualized, compared to $6.4 million, or 0.20%, experienced for the year 2018.

❖	Nonperforming loans at $33.6 million increased $11.6 million, or 52.4%, from December 31, 2018. Nonperforming assets at $53.1 million increased $3.7 million, or 7.5%, from December 31, 2018.

❖	Deposits, including repurchase agreements, increased $93.8 million, or 2.7%, from December 31, 2018.

❖
Noninterest income for the year ended December 31, 2019 was a $1.8 million, or 3.4%, decrease from prior year.  The decrease in noninterest income from prior year resulted from decreases in trust revenue, insurance commissions, loan related fees, net gains on other real estate owned, and bank owned life insurance proceeds.  These declines were partially offset by increases in gains on sales of loans, deposit service charges, and securities gains.

❖
Noninterest expense for the year ended December 31, 2019 was $118.3 million, a $0.9 million, or 0.7%, increase from prior year.  The year over year increase included increases in personnel expense, data processing expense, and net other real estate owned expense, offset partially by decreases in FDIC insurance premiums, occupancy expense, and repossession expense.

Income Statement Review

(dollars in thousands)				Change 2019 vs. 2018
Year Ended December 31	2019	2018	2017	Amount	Percent
Net interest income	$144,885	$142,155	$137,402	$2,730	1.9%
Provision for loan losses	4,819	6,167	7,521	(1,348)	(21.9)
Noninterest income	50,184	51,952	48,508	(1,768)	(3.4)
Noninterest expense	118,258	117,398	109,878	860	0.7
Income taxes	7,452	11,314	17,018	(3,862)	(34.1)
Net income	$64,540	$59,228	$51,493	$5,312	9.0%

Average earning assets	$4,043,975	$3,913,596	$3,799,128	$130,379	3.3%

Yield on average earnings assets, tax equivalent*	4.60%	4.40%	4.15%	0.20%	4.5%
Cost of interest bearing funds	1.42%	1.05%	0.67%	0.37%	35.7%

Net interest margin, tax equivalent*	3.60%	3.66%	3.67%	(0.06)%	(1.5)%

*Yield on average earning assets and net interest margin are computed on a taxable equivalent basis using a 21% tax rate for the years 2019 and 2018 and a 35% tax rate for the year 2017.

Net Interest Income

Net interest income for the year ended December 31, 2019 of $144.9 million increased $2.7 million, or 1.9%, from prior year.  Average earning assets increased $130.4 million over prior year.  Our yield on average earning assets increased 20 basis points from prior year, while our cost of interest bearing funds increased 37 basis points, largely due to market forces.  Our net interest margin for the year 2019 declined 6 basis points from 2018 to 3.60%.  Average loans to deposits, including repurchase agreements, for the year ended December 31, 2019 were 88.5% compared to 89.0% for the year ended December 31, 2018.

Provision for Loan Losses

The provision for loan losses added to the allowance for 2019 of $4.8 million was a $1.3 million decrease from prior year.  This provision represented a charge against current earnings in order to maintain the allowance at an appropriate level determined using the accounting estimates described in the Critical Accounting Policies and Estimates section.

Noninterest Income

Noninterest income for the year ended December 31, 2019 was $50.2 million, a $1.8 million, or 3.4%, decrease from prior year.  The decrease in noninterest income from prior year resulted from decreases in trust revenue ($0.5 million), insurance commissions ($0.2 million), loan related fees ($1.0 million), net gains on other real estate owned ($0.6 million), and bank owned life insurance proceeds ($1.3 million).  These declines were partially offset by increases in gains on sales of loans ($0.6 million), deposit service charges ($0.4 million), and securities gains ($0.9 million).  The decrease in loan related fees is due to a decline in the fair market value of our mortgage servicing rights.

Noninterest Expense

Noninterest expense for the year ended December 31, 2019 was $118.3 million, a $0.9 million, or 0.7%, increase from prior year.  The year over year increase included a $1.5 million increase in personnel expense, a $0.7 million increase in data processing expense, and a $1.2 million increase in net other real estate owned expense, offset partially by a $0.9 million decrease in FDIC insurance premiums, a $0.3 million decrease in occupancy expense, and a $0.2 million decrease in repossession expense.

* Please refer to the Management Discussion and Analysis in our annual report on Form 10-K for the year ended December 31, 2018 for more detailed income discussion related to the year 2017.

Balance Sheet Review

CTBI’s total assets at $4.4 billion increased $164.4 million, or 3.9%, from December 31, 2018.  Loans outstanding at December 31, 2019 were $3.2 billion, increasing $40.0 million, or 1.2%, year over year.  We experienced growth during the year of $20.2 million in the commercial loan portfolio, $22.4 million in the residential loan portfolio, and $3.7 million in the consumer direct loan portfolio, offset partially by a $6.3 million decrease in the indirect loan portfolio.  CTBI’s investment portfolio increased $6.7 million, or 1.1%, from December 31, 2018.  Deposits in other banks increased $126.6 million from December 31, 2018.  Deposits, including repurchase agreements, at $3.6 billion increased $93.8 million, or 2.7%, from December 31, 2018.

Shareholders’ equity at December 31, 2019 was $614.9 million, a 9.0% increase from the $564.2 million at December 31, 2018.  CTBI’s annualized dividend yield to shareholders as of December 31, 2019 was 3.26%.

Loans

(in thousands)	December 31, 2019
Loan Category	Balance	Variance from Prior Year	Net Charge- Offs	Nonperforming	ALLL
Commercial:
Construction	$104,809	26.7%	$(60)	$467	$1,299
Secured by real estate	1,169,975	(1.1)	(369)	12,579	14,025
Equipment lease financing	481	(72.4)	0	0	4
Other commercial	389,683	3.3	(1,670)	6,425	6,355
Total commercial	1,664,948	1.2	(2,099)	19,471	21,683

Residential:
Real estate construction	63,350	10.8	(100)	634	372
Real estate mortgage	733,003	1.5	(615)	11,909	4,232
Home equity	111,894	5.3	(116)	1,060	897
Total residential	908,247	2.5	(831)	13,603	5,501

Consumer:
Consumer direct	148,051	2.6	(700)	97	1,711
Consumer indirect	527,418	(1.2)	(2,001)	448	6,201
Total consumer	675,469	(0.4)	(2,701)	545	7,912

Total loans	$3,248,664	1.2%	$(5,631)	$33,619	$35,096

Asset Quality

CTBI’s total nonperforming loans, not including troubled debt restructurings, were $33.6 million, or 1.03% of total loans, at December 31, 2019 compared to $22.1 million, or 0.69% of total loans, at December 31, 2018.  Accruing loans 90+ days past increased $9.4 million from December 31, 2018.  Nonaccrual loans increased $2.1 million from December 31, 2018.  Accruing loans 30-89 days past due at $22.9 million was an increase of $0.3 million from December 31, 2018.  We are currently working with three of our customers with total loans outstanding of approximately $11.2 million as they work their way through financial difficulties.  While we do not expect significant losses in these credits, we expect it may take some time before these issues are resolved and as a result our total level of past due loans may remain elevated for several quarters.  Our loan portfolio management processes focus on the immediate identification, management, and resolution of problem loans to maximize recovery and minimize loss.  Our loan portfolio risk management processes include weekly delinquent loan review meetings at the market levels and monthly delinquent loan review meetings involving senior corporate management to review all nonaccrual loans and loans 30 days or more past due.  Any activity regarding a criticized/classified loan (i.e. problem loan) must be approved by CTB’s Watch List Asset Committee (i.e. Problem Loan Committee).  CTB’s Watch List Asset Committee also meets on a quarterly basis and reviews every criticized/classified loan of $100,000 or greater.  We also have a Loan Review Department that reviews every market within CTB annually and performs extensive testing of the loan portfolio to assure the accuracy of loan grades and classifications for delinquency, troubled debt restructuring, impaired status, impairment, nonaccrual status, and adequate loan loss reserves.  The Loan Review Department has annually reviewed on average 95% of the outstanding commercial loan portfolio for the past three years.  The average annual review percentage of the consumer and residential loan portfolio for the past three years was 85% based on the loan production during the number of months included in the review scope.  The review scope is generally four to six months of production.

Impaired loans, loans not expected to meet contractual principal and interest payments, at December 31, 2019 totaled $57.8 million compared to $46.4 million at December 31, 2018.  Included in certain loan categories of impaired loans are troubled debt restructurings that were classified as impaired.  At December 31, 2019, CTBI had $41.4 million in commercial loans secured by real estate, $3.0 million in commercial real estate construction loans, $11.1 million in commercial other loans, and $2.3 million in real estate mortgage loans that were modified in troubled debt restructurings and/or impaired.  Management evaluates all impaired loans for impairment and records a direct charge-off or provides specific reserves when necessary.

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

Our level of foreclosed properties at $19.5 million at December 31, 2019 was a decrease of $7.8 million from the $27.3 million at December 31, 2018.  Sales of foreclosed properties for the year ended December 31, 2019 totaled $6.9 million while new foreclosed properties totaled $3.4 million.  At December 31, 2019, the book value of properties under contracts to sell was $3.1 million; however, the closings had not occurred at year-end.

When foreclosed properties are acquired, appraisals are obtained and the properties are booked at the current market value less expected sales costs.  Additionally, periodic updated appraisals are obtained on unsold foreclosed properties.  When an updated appraisal reflects a fair market value below the current book value, a charge is booked to current earnings to reduce the property to its new market value less expected sales costs.  Charges to earnings in 2019 to reflect the decrease in current market values of foreclosed properties totaled $4.3 million.  There were 42 properties reappraised during 2019.  Of these, 31 were written down by a total of $2.3 million.  Charges during the year ended December 31, 2018 were $2.5 million.  Our policy for determining the frequency of periodic reviews is based upon consideration of the specific properties and the known or perceived market fluctuations in a particular market and is typically between 12 and 18 months but generally not more than 24 months.  Approximately ninety-two percent of our OREO properties have appraisals dated within the past 18 months.  Management anticipates that our foreclosed properties will remain elevated as we work through current market conditions.

The appraisal aging analysis of foreclosed properties, as well as the holding period, at December 31, 2019 is shown below:

(in thousands)
Appraisal Aging Analysis			Holding Period Analysis
Days Since Last Appraisal	Number of Properties	Current Book Value	Holding Period	Current Book Value
Up to 3 months	8	$8,074	Less than one year	$2,835
3 to 6 months	34	5,068	1 year	2,067
6 to 9 months	6	887	2 years	795
9 to 12 months	15	1,977	3 years	289
12 to 18 months	28	1,962	4 years	3,370
18 to 24 months	10	1,498	5 years	1,215
Over 24 months	1	14	6 years*	75
Total	102	$19,480	7 years*	938
			8 years*	7,896
			Total	$19,480

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

As of December 31, 2018, foreclosed property with a total book value of $2.4 million had been held by us for at least nine years.  During the first nine months of 2019, we disposed of all of these properties at a loss of $0.9 million. At December 31, 2019, we held no foreclosed property for nine years or more.  However, if certain properties are left unsold, we will have properties reach the nine year holding period in the year 2020.

Net loan charge-offs for the year were $5.6 million, or 0.18% of average loans annualized, a decrease from prior year’s $6.4 million, or 0.20% of average loans annualized.  Of the total net charge-offs, $2.1 million were in commercial loans, $2.0 million were in indirect auto loans, $0.8 million were in residential real estate mortgage loans, and $0.7 million were in direct consumer loans.

Our loan loss reserve as a percentage of total loans outstanding at December 31, 2019 decreased to 1.08% from the 1.12% at December 31, 2018.  Our reserve coverage (allowance for loan and lease loss reserve to nonperforming loans) was 104.4% at December 31, 2019 compared to 162.7% at December 31, 2018.

Contractual Obligations and Commitments

As disclosed in the notes to the consolidated financial statements, we have certain obligations and commitments to make future payments under contracts.  At December 31, 2019, the aggregate contractual obligations and commitments are:

Contractual Obligations:	Payments Due by Period
(in thousands)	Total	1 Year	2-5 Years	After 5 Years
Deposits without stated maturity	$2,306,412	$2,306,412	$0	$0
Certificates of deposit and other time deposits	1,099,160	856,430	242,125	605
Repurchase agreements and federal funds purchased	234,823	234,823	0	0
Advances from Federal Home Loan Bank	415	22	82	311
Interest on advances from Federal Home Loan Bank*	1	0	1	0
Long-term debt	57,841	0	0	57,841
Interest on long-term debt*	39,060	2,071	8,132	28,857
Annual rental commitments under leases	20,036	1,745	6,653	11,638
Total contractual obligations	$3,757,748	$3,401,503	$256,993	$99,252

*The amounts provided as interest on advances from Federal Home Loan Bank and interest on long-term debt assume the liabilities will not be prepaid and interest is calculated to their individual maturities.

The interest on $57.8 million in long-term debt is calculated based on the three-month LIBOR plus 1.59% until its maturity of June 1, 2037.  The three-month LIBOR rate is projected using the most likely rate forecast from assumptions incorporated in the interest rate risk model and is determined two business days prior to the interest payment date.  These assumptions are uncertain, and as a result, the actual payments will differ from the projection due to changes in economic conditions.

Other Commitments:	Amount of Commitment - Expiration by Period
(in thousands)	Total	1 Year	2-5 Years	After 5 Years
Standby letters of credit	$30,679	$29,691	$988	$0
Commitments to extend credit	564,229	434,304	77,365	52,560
Total other commitments	$594,908	$463,995	$78,353	$52,560

Commitments to extend credit and standby letters of credit do not necessarily represent future cash requirements in that these commitments often expire without being drawn upon.  Refer to note 18 to the consolidated financial statements for additional information regarding other commitments.

Liquidity and Market Risk

The objective of CTBI’s Asset/Liability management function is to maintain consistent growth in net interest income within our policy limits. This objective is accomplished through management of our consolidated balance sheet composition, liquidity, and interest rate risk exposures arising from changing economic conditions, interest rates, and customer preferences. The goal of liquidity management is to provide adequate funds to meet changes in loan and lease demand or deposit withdrawals. This is accomplished by maintaining liquid assets in the form of cash and cash equivalents and investment securities, sufficient unused borrowing capacity, and growth in core deposits and wholesale funding (including the use of wholesale brokered deposits). As of December 31, 2019, we had approximately $264.7 million in cash and cash equivalents and approximately $599.8 million in securities valued at estimated fair value designated as available-for-sale and available to meet liquidity needs on a continuing basis compared to $141.5 million and $593.7 million at December 31, 2018.  Additional asset-driven liquidity is provided by the remainder of the securities portfolio and the repayment of loans.  In addition to core deposit funding, we also have a variety of other short-term and long-term funding sources available.  As of December 31, 2019, we had wholesale brokered deposits outstanding of $37.1 million with a weighted average maturity of 0.71 years compared to $42.3 million with a weighted average maturity of maturity of 1.58 years at December 31, 2018.  We also rely on Federal Home Loan Bank advances for both liquidity and management of our asset/liability position.  Federal Home Loan Bank advances were $0.4 million at December 31, 2019 and December 31, 2018.  As of December 31, 2019, we had a $391.9 million available borrowing position with the Federal Home Loan Bank compared to $312.2 million at December 31, 2018.  We generally rely upon net inflows of cash from financing activities, supplemented by net inflows of cash from operating activities, to provide cash for our investing activities.  As is typical of many financial institutions, significant financing activities include deposit gathering, use of short-term borrowing facilities such as repurchase agreements and federal funds purchased, use of wholesale brokered deposits, and issuance of long-term debt.  At December 31, 2019 and December 31, 2018, we had $45 million in lines of credit with various correspondent banks available to meet any future cash needs.  Our primary investing activities include purchases of securities and loan originations.  We do not rely on any one source of liquidity and manage availability in response to changing consolidated balance sheet needs.  Included in our cash and cash equivalents at December 31, 2019 were deposits with the Federal Reserve of $203.6 million compared to $73.5 million at December 31, 2018.  At December 31, 2018, cash and cash equivalents included federal funds sold of $1.1 million; however, we had no federal funds sold as of December 31, 2019.  Additionally, we project cash flows from our investment portfolio to generate additional liquidity over the next 90 days.

The investment portfolio consists of investment grade short-term issues suitable for bank investments.  The majority of the investment portfolio is in U.S. government and government sponsored agency issuances.  At the end of 2019, available-for-sale (“AFS”) securities comprised substantially all of the total investment portfolio, and the AFS portfolio was approximately 98% of equity capital.  Ninety-four percent of the pledge eligible portfolio was pledged.

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

The following table shows our estimated earnings sensitivity profile as of December 31, 2019:

Change in Interest Rates (basis points)	Percentage Change in Net Interest Income (12 Months)
+400	11.22%
+300	8.61%
+200	5.78%
+100	2.83%
-100	(2.65)%

The following table shows our estimated earnings sensitivity profile as of December 31, 2018:

Change in Interest Rates (basis points)	Percentage Change in Net Interest Income (12 Months)
+400	10.26%
+300	7.89%
+200	5.43%
+100	2.8%
-100	(2.73)%
-200	(4.90)%

The simulation model used the yield curve spread evenly over a twelve-month period.  The measurement at December 31, 2019 estimates that our net interest income in an up-rate environment would increase by 11.22% at a 400 basis point change, 8.61% increase at a 300 basis point change, 5.78% increase at a 200 basis point change, and a 2.83% increase at a 100 basis point change.  In a down-rate environment, net interest income would decrease 2.65% at a 100 basis point change over one year.  In order to reduce the exposure to interest rate fluctuations and to manage liquidity, we have developed sale procedures for several types of interest-sensitive assets.  Primarily all long-term, fixed rate single family residential mortgage loans underwritten according to Federal Home Loan Mortgage Corporation guidelines are sold for cash upon origination or originated under terms where they could be sold.  Periodically, additional assets such as commercial loans are also sold.  In 2019 and 2018, $94.5 million and $56.7 million, respectively, were realized on the sale of fixed rate residential mortgages.  We focus our efforts on consistent net interest revenue and net interest margin growth through each of the retail and wholesale business lines.  We do not currently engage in trading activities.

The preceding analysis was prepared using a rate ramp analysis which attempts to spread changes evenly over a specified time period as opposed to a rate shock which measures the impact of an immediate change.  Had these measurements been prepared using the rate shock method, the results would vary.

Our static repricing gap as of December 31, 2019 is presented below.  In the 12 month cumulative repricing gap, rate sensitive liabilities (“RSL”) exceeded rate sensitive assets (“RSA”) by $295.0 million.

(dollars in thousands)	1-3 Months		4-6 Months		7-9 Months		10-12 Months		2-3 Years		4-5 Years		> 5 Years

Assets	$1,535,477		$276,520		$226,529		$251,621		$993,572		$463,368		$618,917

Liabilities and equity	1,782,035		161,664		267,400		374,013		166,118		81,008		1,533,765

Periodic repricing gap	(246,559)		114,856		(40,871)		(122,392)		827,454		382,360		(914,848)

Cumulative gap	(246,559)		(131,703)		(172,573)		(294,966)		532,488		914,848		0

RSA/RSL	0.86	x	1.71	x	0.85	x	0.67	x	5.98	x	5.72	x	0.40	x

Cumulative gap to total assets	(5.65)%		(3.02)%		(3.95)%		(6.76)%		12.20%		20.95%		0.00%

Capital Resources

We continue to grow our shareholders’ equity while also providing an annual dividend yield for the year 2019 of 3.17% to shareholders.  Shareholders’ equity increased 9.0% from December 31, 2018 to $614.9 million at December 31, 2019.  Our primary source of capital growth is the retention of earnings.  Cash dividends were $1.48 per share for 2019 compared to $1.38 per share for 2018.  We retained 59.3% of our earnings in 2019 compared to 58.8% in 2018.

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

On October 29, 2019, the Federal Reserve Board, the FDIC and the Office of the Comptroller of the Currency adopted a final rule to simplify the regulatory capital requirements for eligible community banks and holding companies that opt-in to the community bank leverage ratio framework (the “CBLR framework”), as required by Section 201 of the Economic Growth, Relief and Consumer Protection Act of 2018.  Under the final rule, which became effective as of January 1, 2020, community banks and holding companies (which would include CTB and CTBI) that satisfy certain qualifying criteria, including having less than $10 billion in average total consolidated assets and a leverage ratio (referred to as the “community bank leverage ratio”) of greater than 9%, would be eligible to opt-in to the CBLR framework.  The community bank leverage ratio is the ratio of a banking organization’s Tier 1 capital to its average total consolidated assets, both as reported on the banking organization’s applicable regulatory filings. If this election is made, CTBI and CTB would satisfy their regulatory capital standards by calculating and reporting the community bank leverage ratio instead of the risk-weighted capital ratios and minimum leverage ratio currently required and would be deemed “well-capitalized” under the Federal Reserve Board’s and FDIC’s prompt corrective action rules so long as they continue to satisfy the qualifying criteria of the CBLR framework.  CTBI has not yet decided whether it will take advantage of the new CBLR framework or will continue with the existing layered ratio structure.  Under either framework, CTBI and CTB would be considered well-capitalized under the applicable guidelines.

As of December 31, 2019, CTBI had a common equity Tier 1 capital ratio of 17.18%, a Tier 1 capital ratio of 18.94%, a total capital ratio of 20.05%, and a Tier 1 leverage ratio of 14.01%.  Our capital conservation buffer at December 31, 2019 was 12.05%.  See note 21 to the consolidated financial statements for further information.

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

As of December 31, 2019, we are not aware of any current recommendations by banking regulatory authorities which, if they were to be implemented, would have, or are reasonably likely to have, a material adverse impact on our liquidity, capital resources, or operations.

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

Stock Repurchase Program

CTBI’s stock repurchase program began in December 1998 with the authorization to acquire up to 500,000 shares and was increased by an additional 1,000,000 shares in both July 2000 and May 2003.  We have not repurchased any shares of our common stock since February 2008.  There are currently 67,370 shares remaining under CTBI’s current repurchase authorization.  As of December 31, 2019, a total of 2,432,630 shares have been repurchased through this program.  The following table shows Board authorizations and repurchases made through the stock repurchase program for the years 1998 through 2019:

	Board Authorizations	Repurchases*		Shares Available for Repurchase
		Average Price ($)	# of Shares
1998	500,000	-	0
1999	0	14.45	144,669
2000	1,000,000	10.25	763,470
2001	0	13.35	489,440
2002	0	17.71	396,316
2003	1,000,000	19.62	259,235
2004	0	23.14	60,500
2005	0	-	0
2006	0	-	0
2007	0	28.56	216,150
2008	0	25.53	102,850
2009-2019	0	-	0
Total	2,500,000	15.93	2,432,630	67,370

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

Income Taxes – Income tax expense is based on the taxes due on the consolidated tax return plus deferred taxes based on the expected future tax benefits and consequences of temporary differences between carrying amounts and tax bases of assets and liabilities, using enacted tax rates.  Any interest and penalties incurred in connection with income taxes are recorded as a component of income tax expense in the consolidated financial statements.  During the years ended December 31, 2019, 2018, and 2017, CTBI has not recognized a significant amount of interest expense or penalties in connection with income taxes.

As a bank and trust company doing business in Kentucky, CTB and CTIC are subject to a capital-based Kentucky franchise tax and exempt from Kentucky corporate income tax.  However, in March 2019, Kentucky enacted HB354, which will transition CTB and CTIC from the franchise tax to a corporate income tax beginning January 1, 2021.  The current Kentucky corporate income tax rate is 5%.  As of March 31, 2019, CTBI recorded a deferred tax liability, net of the federal benefit, of $1.0 million due to the enactment of HB354.  While this deferred tax liability may be adjusted in 2020, we do not anticipate any further adjustments to have a significant impact to income.

In April 2019, Kentucky enacted HB458.  HB458 allows for combined state income tax filing with CTBI, CTB, and CTIC.  CTBI had previously filed a separate company return and generated net operating losses, in which it had maintained a valuation allowance against the related deferred tax asset.  HB458 also allows for certain net operating losses to be utilized on a combined return.  CTBI expects to file a combined return, beginning in 2021, and to utilize these previously generated losses.  The tax benefit recorded in 2019 to reverse the valuation allowance on the deferred tax asset for these losses was $3.7 million.

As a result of these Kentucky tax law changes, in 2019, we recognized a state income tax benefit of $2.7 million, or $0.15 per basic share, net of federal income tax expense.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

CTBI currently does not engage in any hedging activity or any derivative activity which management considers material.  Analysis of CTBI’s interest rate sensitivity can be found in the Interest Rate Risk section of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 8.  Financial Statements and Supplementary Data

Community Trust Bancorp, Inc.
Consolidated Balance Sheets

(dollars in thousands) December 31	2019	2018
Assets:
Cash and due from banks	$58,680	$64,632
Interest bearing deposits	206,003	75,718
Federal funds sold	0	1,100
Cash and cash equivalents	264,683	141,450

Certificates of deposit in other banks	245	3,920
Securities available-for-sale at fair value (amortized cost of $593,945 and $602,114, respectively)	599,844	593,746
Securities held-to-maturity at amortized cost (fair value of $517 and $649, respectively)	517	649
Equity securities at fair value	1,953	1,173
Loans held for sale	1,167	2,461

Loans	3,248,664	3,208,638
Allowance for loan and lease losses	(35,096)	(35,908)
Net loans	3,213,568	3,172,730

Premises and equipment, net	44,046	45,291
Right-of-use asset	14,550	0
Federal Home Loan Bank stock	10,474	14,713
Federal Reserve Bank stock	4,887	4,887
Goodwill	65,490	65,490
Bank owned life insurance	69,269	67,076
Mortgage servicing rights	3,263	3,607
Other real estate owned	19,480	27,273
Accrued interest receivable	14,836	14,432
Other assets	37,731	42,718
Total assets	$4,366,003	$4,201,616

Liabilities and shareholders’ equity:
Deposits:
Noninterest bearing	$865,760	$803,316
Interest bearing	2,539,812	2,502,634
Total deposits	3,405,572	3,305,950

Repurchase agreements	226,917	232,712
Federal funds purchased	7,906	1,180
Advances from Federal Home Loan Bank	415	436
Long-term debt	57,841	59,341
Deferred taxes	5,110	3,363
Operating lease liability	13,729	0
Finance lease liability	1,456	0
Accrued interest payable	2,839	2,902
Other liabilities	29,332	31,582
Total liabilities	3,751,117	3,637,466

Commitments and contingencies (notes 18 and 20)

Shareholders’ equity:
Preferred stock, 300,000 shares authorized and unissued	-	-
Common stock, $5.00 par value, shares authorized 25,000,000; shares outstanding 2019 – 17,793,165; 2018 – 17,732,853	88,966	88,665
Capital surplus	224,907	223,161
Retained earnings	296,760	258,935
Accumulated other comprehensive income (loss), net of tax	4,253	(6,611)
Total shareholders’ equity	614,886	564,150

Total liabilities and shareholders’ equity	$4,366,003	$4,201,616

See notes to consolidated financial statements.

Consolidated Statements of Income and Comprehensive Income

(in thousands except per share data) Year Ended December 31	2019	2018	2017
Interest income:
Interest and fees on loans, including loans held for sale	$164,991	$154,552	$141,497
Interest and dividends on securities:
Taxable	12,516	10,015	8,715
Tax exempt	2,354	2,796	3,011
Interest and dividends on Federal Reserve Bank and Federal Home Loan Bank stock	947	1,303	1,189
Interest on Federal Reserve Bank deposits	4,434	2,525	1,068
Other, including interest on federal funds sold	156	259	216
Total interest income	185,398	171,450	155,696

Interest expense:
Interest on deposits	33,371	23,714	14,350
Interest on repurchase agreements and federal funds purchased	4,631	3,312	1,832
Interest on advances from Federal Home Loan Bank	39	27	427
Interest on long-term debt	2,472	2,242	1,685
Total interest expense	40,513	29,295	18,294

Net interest income	144,885	142,155	137,402
Provision for loan losses	4,819	6,167	7,521
Net interest income after provision for loan losses	140,066	135,988	129,881

Noninterest income:
Service charges on deposit accounts	26,359	25,974	25,121
Gains on sales of loans, net	1,880	1,288	1,320
Trust and wealth management income	10,804	11,313	10,453
Loan related fees	2,742	3,729	3,678
Bank owned life insurance	2,397	3,672	2,172
Brokerage revenue	1,367	1,354	1,324
Securities gains (losses)	783	(85)	73
Other noninterest income	3,852	4,707	4,367
Total noninterest income	50,184	51,952	48,508

Noninterest expense:
Officer salaries and employee benefits	12,614	12,906	11,823
Other salaries and employee benefits	50,413	48,656	47,006
Occupancy, net	7,845	8,167	8,072
Equipment	3,000	2,878	3,049
Data processing	7,417	6,680	7,100
Bank franchise tax	6,771	6,557	5,478
Legal fees	1,968	1,637	1,668
Professional fees	2,188	2,093	1,991
Advertising and marketing	3,283	2,995	2,721
FDIC insurance	266	1,171	1,239
Other real estate owned provision and expense	5,490	4,324	4,500
Repossession expense	1,042	1,249	911
Amortization of limited partnership investments	3,422	2,527	2,419
Other noninterest expense	12,539	15,558	11,901
Total noninterest expense	118,258	117,398	109,878

Income before income taxes	71,992	70,542	68,511
Income taxes	7,452	11,314	17,018
Net income	$64,540	$59,228	$51,493

Other comprehensive income (loss):
Unrealized holding gains (losses) on securities available-for-sale:
Unrealized holding gains (losses) arising during the period	14,270	(5,393)	(820)
Less: Reclassification adjustments for realized gains (losses) included in net income	3	(821)	73
Tax expense (benefit)	3,403	(960)	(312)
Other comprehensive income (loss), net of tax	10,864	(3,612)	(581)
Comprehensive income	$75,404	$55,616	$50,912

Basic earnings per share	$3.64	$3.35	$2.92
Diluted earnings per share	$3.64	$3.35	$2.92

Weighted average shares outstanding-basic	17,724	17,687	17,631
Weighted average shares outstanding-diluted	17,740	17,703	17,653

See notes to consolidated financial statements.

Consolidated Statements of Changes in Shareholders’ Equity

(in thousands except per share and share amounts)	Common Shares	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Total
Balance, January 1, 2017	17,628,695	$88,144	$219,697	$195,078	$(2,304)	$500,615
Net income				51,493		51,493
Other comprehensive loss, net of tax of $(312)					(581)	(581)
Cash dividends declared ($1.30 per share)				(22,924)		(22,924)
Issuance of common stock	55,191	276	1,237			1,513
Issuance of restricted stock	23,668	118	(118)			0
Vesting of restricted stock	(11,965)	(60)	60			0
Forfeiture of restricted stock	(2,677)	(13)	13			0
Stock-based compensation			583			583
Implementation of ASU 2018-02				621	(621)	0
Balance, December 31, 2017	17,692,912	88,465	221,472	224,268	(3,506)	530,699
Net income				59,228		59,228
Other comprehensive loss, net of tax of $(960)					(3,612)	(3,612)
Cash dividends declared ($1.38 per share)				(24,412)		(24,412)
Issuance of common stock	42,133	211	1,019			1,230
Issuance of restricted stock	11,320	57	(57)			0
Vesting of restricted stock	(11,997)	(60)	60			0
Forfeiture of restricted stock	(1,515)	(8)	8			0
Stock-based compensation			659			659
Implementation of ASU 2014-09				358		358
Implementation of ASU 2016-01				(507)	507	0
Balance, December 31, 2018	17,732,853	88,665	223,161	258,935	(6,611)	564,150
Net income				64,540		64,540
Other comprehensive income, net of tax of $3,403					10,864	10,864
Cash dividends declared ($1.48 per share)				(26,235)		(26,235)
Issuance of common stock	45,639	228	1,036			1,264
Issuance of restricted stock	27,921	140	(140)			0
Vesting of restricted stock	(12,660)	(64)	64			0
Forfeiture of restricted stock	(588)	(3)	3			0
Stock-based compensation			783			783
Implementation of ASU 2016-02				(480)	0	(480)
Balance, December 31, 2019	17,793,165	$88,966	$224,907	$296,760	$4,253	$614,886
See notes to consolidated financial statements.

Consolidated Statements of Cash Flows

(in thousands) Year Ended December 31	2019	2018	2017
Cash flows from operating activities:
Net income	$64,540	$59,228	$51,493
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,515	3,786	4,007
Deferred taxes	(1,412)	(246)	(3,090)
Stock-based compensation	859	710	636
Provision for loan losses	4,819	6,167	7,521
Write-downs of other real estate owned and other repossessed assets	4,295	2,530	3,034
Gains on sale of loans held for sale	(1,880)	(1,288)	(1,320)
Securities (gains) losses	(3)	85	(73)
Fair value adjustment in equity securities	(780)	0	0
Gain on debt repurchase	(219)	0	(560)
Gains (losses) on sale of assets, net	360	(175)	40
Proceeds from sale of mortgage loans held for sale	94,507	56,689	59,400
Funding of mortgage loans held for sale	(91,333)	(56,829)	(57,869)
Amortization of securities premiums and discounts, net	5,042	4,679	3,437
Change in cash surrender value of bank owned life insurance	(1,567)	(2,924)	(1,473)
Payment of operating lease liabilities	(1,663)	0	0
Mortgage servicing rights:
Fair value adjustments	975	343	361
New servicing assets created	(631)	(466)	(412)
Changes in:
Accrued interest receivable	(404)	(1,094)	(1,416)
Other assets	4,941	(14,694)	(2,996)
Accrued interest payable	(63)	(674)	(1,028)
Other liabilities	(2,440)	9,660	2,659
Net cash provided by operating activities	83,458	65,487	62,351

Cash flows from investing activities:
Certificates of deposit in other banks:
Purchase of certificates of deposit	0	0	(11,760)
Maturity of certificates of deposit	3,675	5,880	2,940
Securities available-for-sale (AFS):
Purchase of AFS securities	(196,727)	(281,511)	(231,680)
Proceeds from sales of AFS securities	25,734	153,315	87,472
Proceeds from prepayments, calls, and maturities of AFS securities	174,125	109,701	159,584
Securities held-to-maturity (HTM):
Proceeds from prepayments and maturities of HTM securities	132	10	207
Change in loans, net	(46,162)	(93,151)	(194,548)
Purchase of premises and equipment	(2,570)	(2,832)	(2,400)
Proceeds from sale and retirement of premises and equipment	48	97	25
Redemption of stock by Federal Home Loan Bank	4,239	3,214	0
Proceeds from sale of other real estate owned and repossessed assets	3,641	3,485	3,574
Additional investment in bank owned life insurance	(1,241)	0	0
Proceeds from settlement of bank owned life insurance	615	1,202	0
Net cash used in investing activities	(34,491)	(100,590)	(186,586)

Cash flows from financing activities:
Change in deposits, net	99,622	42,087	182,555
Change in repurchase agreements and federal funds purchased, net	931	(17,234)	(4,755)
Advances from Federal Home Loan Bank	30,000	0	350,000
Payments on advances from Federal Home Loan Bank	(30,021)	(409)	(350,099)
Payment of finance lease liabilities	(14)	0	0
Repurchase of long-term debt	(1,281)	0	(1,440)
Issuance of common stock	1,264	1,230	1,513
Dividends paid	(26,235)	(24,395)	(22,981)
Net cash provided by financing activities	74,266	1,279	154,793
Net increase (decrease) in cash and cash equivalents	123,233	(33,824)	30,558
Cash and cash equivalents at beginning of year	141,450	175,274	144,716
Cash and cash equivalents at end of year	$264,683	$141,450	$175,274

Supplemental disclosures:
Income taxes paid	$9,988	$9,700	$21,400
Interest paid	40,576	28,621	17,266
Non-cash activities:
Loans to facilitate the sale of other real estate owned and repossessed assets	2,879	4,385	2,679
Common stock dividends accrued, paid in subsequent quarter	221	221	205
Real estate acquired in settlement of loans	3,384	5,459	5,235

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

Leases – ASU 2016-02 established a right-of-use model that requires a lessee to record a right-of-use asset and a lease liability for all leases with terms longer than 12 months.  Leases are classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement.  A lease is treated as a sale if it transfers all of the risks and rewards, as well as control of the underlying asset, to the lessee.  If risks and rewards are conveyed without the transfer of control, the lease is treated as a financing. If the lessor does not convey risks and rewards or control, an operating lease results.  ASU 2018-11 provides a new transition method and a practical expedient for separating components of a contract.

Transition: Comparative Reporting at Adoption

The amendments in ASU 2018-11 provide entities with an additional (and optional) transition method to adopt the new leases standard.  Under this new transition method, an entity initially applies the new leases standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption consistent with preparers’ requests.  Consequently, an entity’s reporting for the comparative periods presented in the financial statements in which it adopts the new leases standard will continue to be in accordance with current generally accepted accounting principles (“GAAP”) in Topic 840, Leases.  An entity that elects this additional (and optional) transition method must provide the required Topic 840 disclosures for all periods that continue to be in accordance with Topic 840.  The amendments do not change the existing disclosure requirements in Topic 840 (for example, they do not create interim disclosure requirements that entities previously were not required to provide).

Separating Components of a Contract

The amendments in ASU 2018-11 provide lessors with a practical expedient, by class of underlying asset, to not separate non-lease components from the associated lease component and, instead, to account for those components as a single component if the non-lease components otherwise would be accounted for under the new revenue guidance (Topic 606) and both of the following are met:

●	The timing and pattern of transfer of the non-lease component(s) and associated lease component are the same.
●	The lease component, if accounted for separately, would be classified as an operating lease.

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

Revenue Recognition – The majority of our revenue-generating transactions are not subject to ASC 606, including revenue generated from financial instruments, such as our loans, letters of credit, and investment securities, as well as revenue related to our mortgage servicing activities, as these activities are subject to other GAAP discussed elsewhere within our disclosures.  Descriptions of our revenue-generating activities that are within the scope of ASC 606, which are presented in our income statements as components of noninterest income are as follows:

●
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

●
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

●
Brokerage revenue is transaction based and collected upon the settlement of the transaction.  Other sales, such as life insurance, generate commissions from other third parties.  These fees are generally collected monthly.

●
Other noninterest income primarily includes items such as letter of credit fees, gains on sale of loans held for sale and servicing fees related to mortgage and commercial loans, none of which are subject to the requirements of ASC 606.

Income Taxes – Income tax expense is based on the taxes due on the consolidated tax return plus deferred taxes based on the expected future tax benefits and consequences of temporary differences between carrying amounts and tax bases of assets and liabilities, using enacted tax rates.  Any interest and penalties incurred in connection with income taxes are recorded as a component of income tax expense in the consolidated financial statements.  During the years ended December 31, 2019, 2018, and 2017, CTBI has not recognized a significant amount of interest expense or penalties in connection with income taxes.

As a bank and trust company doing business in Kentucky, CTB and CTIC are subject to a capital-based Kentucky franchise tax and exempt from Kentucky corporate income tax.  However, in March 2019, Kentucky enacted HB354, which will transition CTB and CTIC from the franchise tax to a corporate income tax beginning January 1, 2021.  The current Kentucky corporate income tax rate is 5%.  As of March 31, 2019, CTBI recorded a deferred tax liability, net of the federal benefit, of $1.0 million due to the enactment of HB354.  While this deferred tax liability may be adjusted in 2020, we do not anticipate any further adjustments to have a significant impact to income.

In April 2019, Kentucky enacted HB458.  HB458 allows for combined state income tax filing with CTBI, CTB, and CTIC.  CTBI had previously filed a separate company return and generated net operating losses, in which it had maintained a valuation allowance against the related deferred tax asset.  HB458 also allows for certain net operating losses to be utilized on a combined return.  CTBI expects to file a combined return, beginning in 2021, and to utilize these previously generated losses.  The tax benefit recorded in 2019 to reverse the valuation allowance on the deferred tax asset for these losses was $3.7 million.

As a result of these Kentucky tax law changes, in 2019, we recognized a state income tax benefit of $2.7 million, or $0.15 per basic share, net of federal income tax.

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

Share-Based Compensation – CTBI has a share-based employee compensation plan, which is described more fully in note 15 below.  CTBI accounts for this plan under the recognition and measurement principles of ASC 718, Share-Based Payment.

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

Revisions – Certain immaterial revisions have been made to the 2018 consolidated financial statements for amounts reported in the deferred tax footnote which are further described in note 14.  These revisions did not have a significant impact on the financial statement line items impacted.

New Accounting Standards –

➢          Leases – In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842).   ASU 2016-02 establishes a right of use model that requires a lessee to record a right of use asset and a lease liability for all leases with terms longer than 12 months.  Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement.  For lessors, the guidance modifies the classification criteria and the accounting for sales-type and direct financing leases.  A lease will be treated as a sale if it transfers all of the risks and rewards, as well as control of the underlying asset, to the lessee.  If risks and rewards are conveyed without the transfer of control, the lease is treated as a financing. If the lessor does not convey risks and rewards or control, an operating lease results.  The amendments were effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years for public business entities.  Entities are required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements, with certain practical expedients available.

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

Separating Components of a Contract

The amendments in ASU 2018-11 provide lessors with a practical expedient, by class of underlying asset, to not separate non-lease components from the associated lease component and, instead, to account for those components as a single component if the non-lease components otherwise would be accounted for under the new revenue guidance (Topic 606) and both of the following are met:

●	The timing and pattern of transfer of the non-lease component(s) and associated lease component are the same.
●	The lease component, if accounted for separately, would be classified as an operating lease.

An entity electing this practical expedient (including an entity that accounts for the combined component entirely in Topic 606) is required to disclose certain information, by class of underlying asset, as specified in the ASU.

We elected the optional transition method of the modified retrospective approach provided in ASU 2018-11 which was applied on January 1, 2019.  CTBI also elected certain relief options offered in ASU 2016-02, including the package of practical expedients, the option not to separate lease and non-lease components, and instead to account for them as a single lease component for all classes of assets, the hindsight practical expedient to allow entities to use hindsight when determining lease term and impairment of right-of-use assets, and the option not to recognize right-of-use assets and lease liabilities that arise from short-term leases (i.e., leases with terms of twelve months or less).  Refer to note 16 below for further information regarding the impact of adoption.

➢          Accounting for Credit Losses – In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This ASU is commonly referred to as CECL (Current Expected Credit Loss). The provisions of ASU 2016-13 were issued to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments that are not accounted for at fair value through net income, including loans held for investment, held-to-maturity debt securities, trade and other receivables, net investment in leases and other commitments to extend credit held by a reporting entity at each reporting date.  This ASU requires that financial assets measured at amortized cost be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis.  The amendments in ASU 2016-13 eliminate the probable incurred loss recognition in current GAAP and reflect an entity’s current estimate of all expected credit losses.  The measurement of expected credit losses is based upon historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the financial assets.

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

ASU 2016-13 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019.  As previously disclosed, CTBI formed an implementation team to oversee the adoption of the ASU including assessing the impact on its accounting and disclosures.  The implementation team was a cross-functional working group comprised of individuals from areas including credit, finance, and operations.  The team has established the historical data available and has identified the loan segments to be analyzed.  Credit losses for loans that no longer share similar risk characteristics are estimated on an individual basis.  The team has determined the portfolio methodologies and relevant economic factors to be utilized and began running parallel with its current model as part of the monthly fourth quarter 2019 loan portfolio analysis.  The team has developed a CECL allowance model which calculates reserves over the life of the loan and is largely driven by historical losses, portfolio characteristics, risk-grading, economic outlook, and other qualitative factors.  The methodologies will utilize a single economic forecast over a two-year reasonable and supportable forecast period with immediate reversion to historical losses.  While the models are operationally complete as of January 1, 2020, other required processes are being finalized.

It is estimated that the allowance for credit losses at the time of adoption will increase by approximately $2.1 to $3.9 million, or 6% to 11%, with the increase in the allowance being offset by a charge to retained earnings, net of deferred taxes.  Adoption of the standard is not expected to have a material impact on our AFS or HTM investment portfolio’s or our off-balance sheet reserve.  The ultimate impact of adopting the ASU, and at each subsequent reporting period, is highly dependent on credit quality, economic forecasts and conditions and composition of our loans, along with other management judgements.  The transition adjustment to record the allowance for credit losses may fall outside of management’s estimated increase based on material changes in these items, specifically the economic forecast and conditions and loan composition, used in calculating the allowance for credit losses upon the adoption of CECL.

In December 2018, the Office of the Comptroller of the Currency, the Board of Governors of the Federal Reserve System, and the FDIC approved a final rule to address changes to credit loss accounting under GAAP, including banking organizations’ implementation of CECL.  The final rule provides banking organizations the option to phase in over a three-year period the day-one adverse effects on regulatory capital that may result from the adoption of the new accounting standard.  CTBI is planning on adopting the capital transition relief over the permissible three-year period.

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

➢          Changes to the Disclosure Requirements for Fair Value Measurement – In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820)—Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement.  ASU No. 2018-13 modifies the disclosure requirements on fair value measurements in Topic 820 as follows:

Removals

The following disclosure requirements were removed from Topic 820:

●	The amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy
●	The policy for timing of transfers between levels
●	The valuation processes for Level 3 fair value measurements

Modifications

The following disclosure requirements were modified in Topic 820:

●
For investments in certain entities that calculate net asset value, an entity is required to disclose the timing of liquidation of an investee’s assets and the date when restrictions from redemption might lapse only if the investee has communicated the timing to the entity or announced the timing publicly; and

●	The amendments clarify that the measurement uncertainty disclosure is to communicate information about the uncertainty in measurement as of the reporting date.

Additions

The following disclosure requirements were added to Topic 820:

●	The changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period; and
●
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

CTBI adopted ASU 2018-13 effective January 1, 2020 with minimal changes expected to our current reporting.

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

The ASU aligns the following requirements for capitalizing implementation costs:

●	Those incurred in a hosting arrangement that is a service contract, and
●	Those incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license.

This ASU was effective beginning January 1, 2020.  We do not anticipate a significant impact to our consolidated financial statements.

➢          Simplifying the Accounting for Income Taxes – In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740), Simplifying the Accounting for Income Taxes.  The amendments in this ASU simplify the accounting for income taxes by removing the following exceptions:

1. Exception to the incremental approach for intra period tax allocation when there is a loss from continuing operations and income or a gain from other items (for example, discontinued operations or other comprehensive income);

2. Exception to the requirement to recognize a deferred tax liability for equity method investments when a foreign subsidiary becomes an equity method investment;

3. Exception to the ability not to recognize a deferred tax liability for a foreign subsidiary when a foreign equity method investment becomes a subsidiary; and

4. Exception to the general methodology for calculating income taxes in an interim period when a year-to-date loss exceeds the anticipated loss for the year.

The amendments in this ASU also simplify the accounting for income taxes by doing the following:

1. Requiring that an entity recognize a franchise tax (or similar tax) that is partially based on income as an income-based tax and account for any incremental amount incurred as a non-income-based tax;

2. Requiring that an entity evaluate when a step up in the tax basis of goodwill should be considered part of the business combination in which the book goodwill was originally recognized and when it should be considered a separate transaction;

3. Specifying that an entity is not required to allocate the consolidated amount of current and deferred tax expense to a legal entity that is not subject to tax in its separate financial statements.  However, an entity may elect to do so (on an entity-by-entity basis) for a legal entity that is both not subject to tax and disregarded by the taxing authority;

4. Requiring that an entity reflect the effect of an enacted change in tax laws or rates in the annual effective tax rate computation in the interim period that includes the enactment date; and

5. Making minor codification improvements for income taxes related to employee stock ownership plans and investments in qualified affordable housing projects accounted for using the equity method.

For public business entities, the amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020.  Early adoption is permitted. We do not anticipate a significant impact to our consolidated financial statements.

➢          Clarifying the Interactions between Topic 321, Topic 323, and Topic 815, a consensus of the FASB Emerging Task Force – In January 2020, the FASB issued ASU 2020-01, Investments—Equity Securities (Topic 321), Investments—Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815). The amendments in this ASU clarify certain interactions between the guidance to account for certain equity securities under Topic 321, the guidance to account for investments under the equity method of accounting in Topic 323, and the guidance in Topic 815, which could change how an entity accounts for an equity security under the measurement alternative or a forward contract or purchased option to purchase securities that, upon settlement of the forward contract or exercise of the purchased option, would be accounted for under the equity method of accounting or the fair value option in accordance with Topic 825, Financial Instruments.  These amendments improve current GAAP by reducing diversity in practice and increasing comparability of the accounting for these interactions.  For public business entities, the amendments in this ASU are effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years.  Early adoption is permitted for public business entities for periods for which financial statements have not yet been issued.  The amendments in this ASU should be applied prospectively.  Under a prospective transition, an entity should apply the amendments at the beginning of the interim period that includes the adoption date.  We do not anticipate a significant impact to our consolidated financial statements.

2. Cash and Due from Banks and Interest Bearing Deposits

Included in cash and due from banks and interest bearing deposits are amounts required to be held at the Federal Reserve or maintained in vault cash in accordance with regulatory reserve requirements.  The balance requirements were $78.0 million and $74.7 million at December 31, 2019 and 2018, respectively.

At December 31, 2019, CTBI had cash accounts which exceeded federally insured limits, and therefore are not subject to FDIC insurance, with $203.6 million in deposits with the Federal Reserve, $23.2 million in deposits with US Bank, $0.9 million in deposits with Fifth Third Bank, and $2.4 million in deposits with the Federal Home Loan Bank.

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

The amortized cost and fair value of debt securities at December 31, 2019 are summarized as follows:

Available-for-Sale

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury and government agencies	$171,250	$476	$(576)	$171,150
State and political subdivisions	99,403	2,941	(37)	102,307
U.S. government sponsored agency mortgage-backed securities	291,874	4,443	(1,072)	295,245
Other debt securities	31,418	0	(276)	31,142
Total available-for-sale securities	$593,945	$7,860	$(1,961)	$599,844

Held-to-Maturity

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
State and political subdivisions	$517	$0	$0	$517
Total held-to-maturity securities	$517	$0	$0	$517

The amortized cost and fair value of debt securities at December 31, 2018 are summarized as follows:

Available-for-Sale

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury and government agencies	$219,358	$48	$(1,468)	$217,938
State and political subdivisions	126,280	633	(2,425)	124,488
U.S. government sponsored agency mortgage-backed securities	255,969	397	(5,547)	250,819
Other debt securities	507	0	(6)	501
Total available-for-sale securities	$602,114	$1,078	$(9,446)	$593,746

Held-to-Maturity

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
State and political subdivisions	$649	$0	$0	$649
Total held-to-maturity securities	$649	$0	$0	$649

The amortized cost and fair value of debt securities at December 31, 2019 by contractual maturity are shown below.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale		Held-to-Maturity
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$84,795	$85,107	$517	$517
Due after one through five years	23,605	23,963	0	0
Due after five through ten years	91,043	91,175	0	0
Due after ten years	71,210	73,212	0	0
U.S. government sponsored agency mortgage-backed securities	291,874	295,245	0	0
Other debt securities	31,418	31,142	0	0
Total debt securities	$593,945	$599,844	$517	$517

In 2019, we had a net securities gain of $783 thousand.  There was a net gain of $3 thousand realized on sales and calls of AFS securities, consisting of a pre-tax gain of $80 thousand and a pre-tax loss of $77 thousand, and an unrealized gain of $780 thousand from the fair market value adjustment of equity securities.  There was a net loss of $85 thousand realized in 2018 and a net gain of $73 thousand realized in 2017.
Equity Securities at Fair Value

In 2008, Visa distributed 9,918 shares of Visa Class B restricted stock to CTBI which, upon resolution of certain pending legal matters, will become unrestricted and convertible into Visa Class A shares.  Following this distribution, significant concern existed about the ultimate realizable value of these shares, and because CTBI did not have a basis in the stock, the shares were previously not recorded as an asset on CTBI’s balance sheet.  In recent years, the concern over the realizable value has stabilized, and in late 2017 and 2018, several sales of Visa Class B shares have occurred.  While not traded in observable markets, these sales were reported by several financial institutions in various SEC 8-K and 10-K filings.  In 2018, FASB issued a technical correction to its guidance regarding equity securities, ASC 321-10-35-2, allowing an entity to subsequently elect to record an equity security without a readily determinable fair value.  In 2018, CTBI made the election permitted by ASC 321-10-35-2 to record its Visa Class B shares at fair value.  On December 31, 2018, CTBI recorded a $1.2 million gain on the recognition of the fair value of 9,918 Visa Class B shares held in its portfolio. Equity securities at fair value as of December 31, 2019 were $2.0 million.

 The amortized cost of securities pledged as collateral, to secure public deposits and for other purposes, was $239.1 million at December 31, 2019 and $258.8 million at December 31, 2018.

The amortized cost of securities sold under agreements to repurchase amounted to $261.5 million at December 31, 2019 and $289.1 million at December 31, 2018.

CTBI evaluates its investment portfolio on a quarterly basis for impairment.  The analysis performed as of December 31, 2019 indicates that all impairment is considered temporary, market and interest rate driven, and not credit-related.  The percentage of total debt securities with unrealized losses as of December 31, 2019 was 42.8% compared to 75.7% as of December 31, 2018.  The following tables provide the amortized cost, gross unrealized losses, and fair market value, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position as of December 31, 2019 that are not deemed to be other-than-temporarily impaired.  There were no held-to-maturity securities that were deemed to be impaired as of December 31, 2019.

Available-for-Sale

(in thousands)	Amortized Cost	Gross Unrealized Losses	Fair Value
Less Than 12 Months
U.S. Treasury and government agencies	$25,955	$(148)	$25,807
State and political subdivisions	8,356	(37)	8,319
U.S. government sponsored agency mortgage-backed securities	19,317	(100)	19,217
Other debt securities	31,418	(276)	31,142
Total <12 months temporarily impaired AFS securities	85,046	(561)	84,485

12 Months or More
U.S. Treasury and government agencies	82,339	(428)	81,911
State and political subdivisions	0	0	0
U.S. government sponsored agency mortgage-backed securities	91,609	(972)	90,637
Other debt securities	0	0	0
Total ≥12 months temporarily impaired AFS securities	173,948	(1,400)	172,548

Total
U.S. Treasury and government agencies	108,294	(576)	107,718
State and political subdivisions	8,356	(37)	8,319
U.S. government sponsored agency mortgage-backed securities	110,926	(1,072)	109,854
Other debt securities	31,418	(276)	31,142
Total temporarily impaired AFS securities	$258,994	$(1,961)	$257,033

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

U.S. Treasury and Government Agencies

The unrealized losses in U.S. Treasury and government agencies were caused by interest rate increases.  The contractual terms of those investments do not permit the issuer to settle the securities at a price less than par which will equal amortized cost at maturity.  CTBI does not consider those investments to be other-than-temporarily impaired at December 31, 2019, because CTBI does not intend to sell the investments and it is not more likely than not that we will be required to sell the investments before recovery of their amortized cost, which may be maturity.

State and Political Subdivisions

The unrealized losses in securities of state and political subdivisions were caused by interest rate increases.  The contractual terms of those investments do not permit the issuer to settle the securities at a price less than par which will equal amortized cost at maturity.  CTBI does not consider those investments to be other-than-temporarily impaired at December 31, 2019, because CTBI does not intend to sell the investments before recovery of their amortized cost and it is not more likely than not that we will be required to sell the investments before recovery of their amortized cost, which may be maturity.

U.S. Government Sponsored Agency Mortgage-Backed Securities

The unrealized losses in U.S. government sponsored agency mortgage-backed securities were caused by interest rate increases.  CTBI expects to recover the amortized cost basis over the term of the securities.  CTBI does not consider those investments to be other-than-temporarily impaired at December 31, 2019, because (i) the decline in market value is attributable to changes in interest rates and not credit quality, (ii) CTBI does not intend to sell the investments, and (iii) it is not more likely than not we will be required to sell the investments before recovery of their amortized cost, which may be maturity.

Other Debt Securities

The unrealized losses in other debt securities were caused by interest rate increases.  The contractual terms of those investments do not permit the issuer to settle the securities at a price less than par which will equal amortized cost at maturity.  CTBI does not consider those investments to be other-than-temporarily impaired at December 31, 2019, because CTBI does not intend to sell the investments and it is not more likely than not that we will be required to sell the investments before recovery of their amortized cost, which may be maturity.

4. Loans

Major classifications of loans, net of unearned income, deferred loan origination costs, and net premiums on acquired loans, are summarized as follows:

(in thousands)	December 31 2019	December 31 2018
Commercial construction	$104,809	$82,715
Commercial secured by real estate	1,169,975	1,183,093
Equipment lease financing	481	1,740
Commercial other	389,683	377,198
Real estate construction	63,350	57,160
Real estate mortgage	733,003	722,417
Home equity	111,894	106,299
Consumer direct	148,051	144,289
Consumer indirect	527,418	533,727
Total loans	$3,248,664	$3,208,638

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

Not included in the loan balances above were loans held for sale in the amount of $1.2 million at December 31, 2019 and $2.5 million at December 31, 2018.

Refer to note 1 above for further information regarding our nonaccrual policy.  Nonaccrual loans segregated by class of loans were as follows:

(in thousands)	December 31 2019	December 31 2018
Commercial:
Commercial construction	$230	$639
Commercial secured by real estate	3,759	4,537
Commercial other	3,839	797

Residential:
Real estate construction	634	22
Real estate mortgage	4,821	5,395
Home equity	716	477
Total nonaccrual loans	$13,999	$11,867

The following tables present CTBI’s loan portfolio aging analysis, segregated by class, as of December 31, 2019 and 2018:

	December 31, 2019
(in thousands)	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Current	Total Loans	90+ and Accruing*
Commercial:
Commercial construction	$118	$0	$467	$585	$104,224	$104,809	$237
Commercial secured by real estate	2,734	5,969	12,366	21,069	1,148,906	1,169,975	8,820
Equipment lease financing	0	0	0	0	481	481	0
Commercial other	880	284	6,267	7,431	382,252	389,683	2,586
Residential:
Real estate construction	117	52	634	803	62,547	63,350	0
Real estate mortgage	774	5,376	10,320	16,470	716,533	733,003	7,088
Home equity	1,084	412	736	2,232	109,662	111,894	344
Consumer:
Consumer direct	945	230	97	1,272	146,779	148,051	97
Consumer indirect	4,037	909	447	5,393	522,025	527,418	448
Total	$10,689	$13,232	$31,334	$55,255	$3,193,409	$3,248,664	$19,620

	December 31, 2018
(in thousands)	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Current	Total Loans	90+ and Accruing*
Commercial:
Commercial construction	$87	$58	$698	$843	$81,872	$82,715	$58
Commercial secured by real estate	6,287	1,204	8,776	16,267	1,166,826	1,183,093	4,632
Equipment lease financing	0	0	0	0	1,740	1,740	0
Commercial other	1,057	94	1,067	2,218	374,980	377,198	581
Residential:
Real estate construction	144	438	28	610	56,550	57,160	6
Real estate mortgage	1,272	5,645	7,607	14,524	707,893	722,417	4,095
Home equity	898	365	441	1,704	104,595	106,299	246
Consumer:
Consumer direct	918	191	74	1,183	143,106	144,289	74
Consumer indirect	4,715	975	507	6,197	527,530	533,727	506
Total	$15,378	$8,970	$19,198	$43,546	$3,165,092	$3,208,638	$10,198

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

Commercial loans are primarily based on the identified cash flows of the borrower and secondarily on the underlying collateral provided by the borrower.  The cash flows of borrowers, however, may not be as expected and the collateral securing these loans may fluctuate in value.  Most commercial loans are secured by the assets being financed or other business assets such as accounts receivable or inventory and may incorporate a personal guarantee; however, some short-term loans may be made on an unsecured basis.  In the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers. As we underwrite our equipment lease financing in a manner similar to our commercial loan portfolio, the risk characteristics for equipment lease financing mirror that of the commercial loan portfolio.

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

The following tables present the credit risk profile of CTBI’s commercial loan portfolio based on rating category and payment activity, segregated by class of loans, as of December 31, 2019 and 2018:

(in thousands)	Commercial Construction	Commercial Secured by Real Estate	Equipment Leases	Commercial Other	Total
December 31, 2019
Pass	$98,102	$1,036,573	$481	$358,203	$1,493,359
Watch	3,595	54,338	0	13,618	71,551
OAEM	254	27,964	0	6,065	34,283
Substandard	2,858	51,068	0	11,737	65,663
Doubtful	0	32	0	60	92
Total	$104,809	$1,169,975	$481	$389,683	$1,664,948

December 31, 2018
Pass	$74,222	$1,038,309	$1,740	$327,431	$1,441,702
Watch	3,070	71,834	0	28,986	103,890
OAEM	1,594	19,734	0	5,735	27,063
Substandard	3,829	53,125	0	14,970	71,924
Doubtful	0	91	0	76	167
Total	$82,715	$1,183,093	$1,740	$377,198	$1,644,746

The following tables present the credit risk profile of CTBI’s residential real estate and consumer loan portfolios based on performing or nonperforming status, segregated by class, as of December 31, 2019 and 2018:

(in thousands)	Real Estate Construction	Real Estate Mortgage	Home Equity	Consumer Direct	Consumer Indirect	Total
December 31, 2019
Performing	$62,716	$721,094	$110,834	$147,954	$526,970	$1,569,568
Nonperforming (1)	634	11,909	1,060	97	448	14,148
Total	$63,350	$733,003	$111,894	$148,051	$527,418	$1,583,716

December 31, 2018
Performing	$57,132	$712,927	$105,576	$144,215	$533,221	$1,553,071
Nonperforming (1)	28	9,490	723	74	506	10,821
Total	$57,160	$722,417	$106,299	$144,289	$533,727	$1,563,892

(1)  A loan is considered nonperforming if it is 90 days or more past due and/or on nonaccrual.

The total of consumer mortgage loans secured by real estate properties for which formal foreclosure proceedings are in process totaled $2.4 million at December 31, 2019 compared to $3.3 million at December 31, 2018.

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

The following table presents impaired loans, the average investment in impaired loans, and interest income recognized on impaired loans for the years ended December 31, 2019, 2018, and 2017:

	December 31, 2019
(in thousands)	Recorded Balance	Unpaid Contractual Principal Balance	Specific Allowance	Average Investment in Impaired Loans	*Interest Income Recognized
Loans without a specific valuation allowance:
Commercial construction	$2,836	$2,837	$0	$3,234	$170
Commercial secured by real estate	40,346	41,557	0	36,976	1,601
Commercial other	7,829	9,489	0	9,889	460
Real estate mortgage	2,309	2,309	0	2,385	85

Loans with a specific valuation allowance:
Commercial construction	174	174	99	215	11
Commercial secured by real estate	1,033	2,176	227	1,678	15
Commercial other	3,244	3,244	886	1,323	29

Totals:
Commercial construction	3,010	3,011	99	3,449	181
Commercial secured by real estate	41,379	43,733	227	38,654	1,616
Commercial other	11,073	12,733	886	11,212	489
Real estate mortgage	2,309	2,309	0	2,385	85
Total	$57,771	$61,786	$1,212	$55,700	$2,371

	December 31, 2018
(in thousands)	Recorded Balance	Unpaid Contractual Principal Balance	Specific Allowance	Average Investment in Impaired Loans	*Interest Income Recognized
Loans without a specific valuation allowance:
Commercial construction	$4,100	$4,100	$0	$3,923	$171
Commercial secured by real estate	29,645	31,409	0	30,250	1,412
Commercial other	8,285	9,982	0	8,774	530
Real estate construction	0	0	0	106	0
Real estate mortgage	1,882	1,882	0	1,666	41

Loans with a specific valuation allowance:
Commercial construction	127	127	50	42	0
Commercial secured by real estate	1,854	2,983	605	2,051	1
Commercial other	473	473	146	285	16

Totals:
Commercial construction	4,227	4,227	50	3,965	171
Commercial secured by real estate	31,499	34,392	605	32,301	1,413
Commercial other	8,758	10,455	146	9,059	546
Real estate construction	0	0	0	106	0
Real estate mortgage	1,882	1,882	0	1,666	41
Total	$46,366	$50,956	$801	$47,097	$2,171

	December 31, 2017
(in thousands)	Recorded Balance	Unpaid Contractual Principal Balance	Specific Allowance	Average Investment in Impaired Loans	*Interest Income Recognized
Loans without a specific valuation allowance:
Commercial construction	$4,431	$4,439	$0	$4,835	$200
Commercial secured by real estate	28,480	30,365	0	27,753	1,344
Equipment lease financing	0	0	0	34	0
Commercial other	9,481	11,252	0	10,444	539
Real estate construction	318	318	0	534	0
Real estate mortgage	1,564	1,570	0	1,591	36

Loans with a specific valuation allowance:
Commercial construction	153	173	25	155	0
Commercial secured by real estate	2,985	4,095	966	3,932	8
Commercial other	0	0	0	65	0

Totals:
Commercial construction	4,584	4,612	25	4,990	200
Commercial secured by real estate	31,465	34,460	966	31,685	1,352
Equipment lease financing	0	0	0	34	0
Commercial other	9,481	11,252	0	10,509	539
Real estate construction	318	318	0	534	0
Real estate mortgage	1,564	1,570	0	1,591	36
Total	$47,412	$52,212	$991	$49,343	$2,127

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

Certain loans have been modified in troubled debt restructurings, where economic concessions were granted to borrowers consisting of reductions in the interest rates, payment extensions, forgiveness of principal, and forbearances.  Presented below, segregated by class of loans, are troubled debt restructurings that occurred during the years ended December 31, 2019 and 2018:

	Year Ended December 31, 2019
(in thousands)	Number of Loans	Term Modification	Rate Modification	Combination	Post- Modification Outstanding Balance
Commercial:
Commercial construction	0	$0	$0	$0	$0
Commercial secured by real estate	17	6,105	0	679	6,784
Commercial other	17	1,565	0	264	1,829
Residential:
Real estate mortgage	1	463	0	0	463
Total troubled debt restructurings	35	$8,133	$0	$943	$9,076

	Year Ended December 31, 2018
(in thousands)	Number of Loans	Term Modification	Rate Modification	Combination	Post- Modification Outstanding Balance
Commercial:
Commercial construction	5	$2,182	$0	$15	$2,197
Commercial secured by real estate	24	4,004	0	1,383	5,387
Commercial other	8	465	0	0	465
Residential:
Real estate mortgage	3	264	0	704	968
Total troubled debt restructurings	40	$6,915	$0	$2,102	$9,017

No charge-offs have resulted from modifications for any of the presented periods.  We had commitments to extend additional credit in the amount of $82 thousand and $45 thousand, respectively, at December 31, 2019 and 2018, on loans that were considered troubled debt restructurings.

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

(in thousands)	Year Ended December 31, 2019
	Number of Loans	Recorded Balance
Commercial:
Commercial construction	0	$0
Commercial secured by real estate	1	30
Commercial other	1	34

Residential:
Real estate mortgage	1	463
Total defaulted restructured loans	3	$527

(in thousands)	Year Ended December 31, 2018
	Number of Loans	Recorded Balance
Commercial:
Commercial construction	2	$148
Commercial secured by real estate	1	17
Commercial other	1	84
Total defaulted restructured loans	4	$249

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

The following table presents the components of mortgage banking income:

(in thousands) Year Ended December 31	2019	2018	2017
Net gain on sale of mortgage loans held for sale	$1,746	$1,288	$1,232
Net loan servicing income (expense)
Servicing fees	1,297	1,275	1,255
Late fees	72	73	84
Ancillary fees	190	282	239
Fair value adjustments	(975)	(343)	(361)
Net loan servicing income	584	1,287	1,217
Mortgage banking income	$2,330	$2,575	$2,449

Mortgage loans serviced for others are not included in the accompanying balance sheets.  Loans serviced for the benefit of others (primarily FHLMC) totaled $486 million, $462 million, and $462 million at December 31, 2019, 2018, and 2017, respectively.  Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors, and processing foreclosures.  Custodial escrow balances maintained in connection with the foregoing loan servicing, and included in demand deposits, were approximately $1.4 million, $1.0 million, and $1.0 million at December 31, 2019, 2018, and 2017, respectively.

Activity for capitalized mortgage servicing rights using the fair value method is as follows:

(in thousands)	2019	2018	2017
Fair value of MSRs, beginning of period	$3,607	$3,484	$3,433
New servicing assets created	631	466	412
Change in fair value during the period due to:
Time decay (1)	(167)	(189)	(184)
Payoffs (2)	(293)	(227)	(268)
Changes in valuation inputs or assumptions (3)	(515)	73	91
Fair value of MSRs, end of period	$3,263	$3,607	$3,484

(1)	Represents decrease in value due to regularly scheduled loan principal payments and partial loan paydowns.
(2)	Represents decrease in value due to loans that paid off during the period.
(3)	Represents change in value resulting from market-driven changes in interest rates.

The fair values of capitalized mortgage servicing rights were $3.3 million, $3.6 million, and $3.5 million at December 31, 2019, 2018, and 2017, respectively.  Fair values for the years ended December 31, 2019, 2018, and 2017 were determined by third-party valuations with a resulting 10.1% average discount rate over the last three years, respectively, and weighted average default rates of 2.69%, 2.57%, and 3.03%, respectively.  Prepayment speeds generated using the Andrew Davidson Prepayment Model averaged 11.7%, 9.5%, and 10.0% at December 31, 2019, 2018, and 2017, respectively.  MSR values are very sensitive to movement in interest rates as expected future net servicing income depends on the projected balance of the underlying loans, which can be greatly impacted by the level of prepayments.  CTBI does not currently hedge against changes in the fair value of its MSR portfolio.

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

Activity for related party extensions of credit during 2019 and 2018 is as follows:

(in thousands)	2019	2018
Related party extensions of credit, beginning of period	$19,463	$16,832
New loans and advances on lines of credit	1	6,425
Repayments	(1,686)	(3,794)
Increase (decrease) due to changes in related parties	20,038	0
Related party extensions of credit, end of period	$37,816	$19,463

The aggregate balances of related party deposits at December 31, 2019 and 2018 were $20.9 million and $16.6 million, respectively.

A director of CTBI is a shareholder in a law firm that provided services to CTBI and its subsidiaries during the years 2019, 2018, and 2017.  Approximately $1.1 million in legal fees and $0.1 million in expenses paid on behalf of CTBI, $1.2 million total, were paid to this law firm during each of the years 2019, 2018, and 2017.

7.  Allowance for Loan and Lease Losses

The following tables present the balance in the allowance for loan and lease losses (“ALLL”) and the recorded investment in loans based on portfolio segment and impairment method as of December 31, 2019, 2018, and 2017:

2019
(in thousands)	Commercial Construction	Commercial Secured by Real Estate	Equipment Lease Financing	Commercial Other	Real Estate Construction	Real Estate Mortgage	Home Equity	Consumer Direct	Consumer Indirect	Total
ALLL
Balance, beginning of year	$862	$14,531	$12	$4,993	$512	$4,433	$841	$1,883	$7,841	$35,908
Provision charged to expense	497	(137)	(8)	3,032	(40)	414	172	528	361	4,819
Losses charged off	(72)	(727)	0	(2,179)	(100)	(767)	(139)	(1,100)	(4,652)	(9,736)
Recoveries	12	358	0	509	0	152	23	400	2,651	4,105
Balance, end of year	$1,299	$14,025	$4	$6,355	$372	$4,232	$897	$1,711	$6,201	$35,096

Ending balance:
Individually evaluated for impairment	$99	$227	$0	$886	$0	$0	$0	$0	$0	$1,212
Collectively evaluated for impairment	$1,200	$13,798	$4	$5,469	$372	$4,232	$897	$1,711	$6,201	$33,884

Loans
Ending balance:
Individually evaluated for impairment	$3,010	$41,379	$0	$11,073	$0	$2,309	$0	$0	$0	$57,771
Collectively evaluated for impairment	$101,799	$1,128,596	$481	$378,610	$63,350	$730,694	$111,894	$148,051	$527,418	$3,190,893

2018
(in thousands)	Commercial Construction	Commercial Secured by Real Estate	Equipment Lease Financing	Commercial Other	Real Estate Construction	Real Estate Mortgage	Home Equity	Consumer Direct	Consumer Indirect	Total
ALLL
Balance, beginning of year	$686	$14,509	$18	$5,039	$660	$5,688	$857	$1,863	$6,831	$36,151
Provision charged to expense	115	786	(6)	824	(115)	(336)	39	572	4,288	6,167
Losses charged off	0	(988)	0	(1,513)	(33)	(1,004)	(69)	(997)	(6,394)	(10,998)
Recoveries	61	224	0	643	0	85	14	445	3,116	4,588
Balance, end of year	$862	$14,531	$12	$4,993	$512	$4,433	$841	$1,883	$7,841	$35,908

Ending balance:
Individually evaluated for impairment	$50	$605	$0	$146	$0	$0	$0	$0	$0	$801
Collectively evaluated for impairment	$812	$13,926	$12	$4,847	$512	$4,433	$841	$1,883	$7,841	$35,107

Loans
Ending balance:
Individually evaluated for impairment	$4,227	$31,499	$0	$8,758	$0	$1,882	$0	$0	$0	$46,366
Collectively evaluated for impairment	$78,488	$1,151,594	$1,740	$368,440	$57,160	$720,535	$106,299	$144,289	$533,727	$3,162,272

2017
(in thousands)	Commercial Construction	Commercial Secured by Real Estate	Equipment Lease Financing	Commercial Other	Real Estate Construction	Real Estate Mortgage	Home Equity	Consumer Direct	Consumer Indirect	Total
ALLL
Balance, beginning of year	$884	$14,191	$42	$4,656	$629	$6,027	$774	$1,885	$6,845	$35,933
Provision charged to expense	(237)	2,281	(24)	1,744	31	189	257	418	2,862	7,521
Losses charged off	(10)	(2,038)	0	(1,893)	0	(615)	(178)	(965)	(5,386)	(11,085)
Recoveries	49	75	0	532	0	87	4	525	2,510	3,782
Balance, end of year	$686	$14,509	$18	$5,039	$660	$5,688	$857	$1,863	$6,831	$36,151

Ending balance:
Individually evaluated for impairment	$25	$966	$0	$0	$0	$0	$0	$0	$0	$991
Collectively evaluated for impairment	$661	$13,543	$18	$5,039	$660	$5,688	$857	$1,863	$6,831	$35,160

Loans
Ending balance:
Individually evaluated for impairment	$4,584	$31,465	$0	$9,481	$318	$1,564	$0	$0	$0	$47,412
Collectively evaluated for impairment	$71,895	$1,157,215	$3,042	$341,553	$67,040	$708,006	$99,356	$137,754	$489,667	$3,075,528

8.  Premises and Equipment

Premises and equipment are summarized as follows:

(in thousands) December 31	2019	2018
Land and buildings	$80,552	$79,815
Leasehold improvements	4,805	4,805
Furniture, fixtures, and equipment	39,964	38,576
Construction in progress	75	1,396
Total premises and equipment	125,396	124,592
Less accumulated depreciation and amortization	(81,350)	(79,301)
Premises and equipment, net	$44,046	$45,291

Depreciation and amortization of premises and equipment for 2019, 2018, and 2017 was $3.8 million, $3.8 million, and $3.9 million, respectively.

9.  Other Real Estate Owned

Activity for other real estate owned was as follows:

(in thousands)	2019	2018
Beginning balance of other real estate owned	$27,273	$31,996
New assets acquired	3,384	5,459
Fair value adjustments	(4,253)	(2,530)
Sale of assets	(6,924)	(7,652)
Ending balance of other real estate owned	$19,480	$27,273

Carrying costs and fair value adjustments associated with foreclosed properties were $5.5 million, $4.3 million, and $4.5 million for 2019, 2018, and 2017, respectively.  See note 1 for a description of our accounting policies relative to foreclosed properties and other real estate owned.

The major classifications of foreclosed properties are shown in the following table:

(in thousands) December 31	2019	2018
1-4 family	$3,630	$5,253
Construction/land development/other	10,211	15,017
Multifamily	88	88
Non-farm/non-residential	5,551	6,915
Total foreclosed properties	$19,480	$27,273

10.  Deposits

Major classifications of deposits are categorized as follows:

(in thousands) December 31	2019	2018
Noninterest bearing deposits	$865,760	$803,316
NOW accounts	51,179	56,964
Money market deposits	985,322	887,288
Savings	404,151	406,749
Certificates of deposit and other time deposits of $100,000 or more	597,628	651,967
Certificates of deposit and other time deposits less than $100,000	501,532	499,666
Total deposits	$3,405,572	$3,305,950

Certificates of deposit and other time deposits of $250,000 or more at December 31, 2019 and 2018 were $227.7 million and $219.0 million, respectively.  Wholesale brokered deposits at December 31, 2019 and 2018 were $37.1 million and $42.3 million, respectively.

Maturities of certificates of deposits and other time deposits are presented below:

	Maturities by Period at December 31, 2019
(in thousands)	Total	Within 1 Year	2 Years	3 Years	4 Years	5 Years	After 5 Years
Certificates of deposit and other time deposits of $100,000 or more	$597,628	$448,071	$69,580	$32,525	$20,513	$26,738	$201
Certificates of deposit and other time deposits less than $100,000	501,532	408,359	42,944	18,423	16,316	15,086	404
Total maturities	$1,099,160	$856,430	$112,524	$50,948	$36,829	$41,824	$605

11.  Borrowings

Short-term debt is categorized as follows:

(in thousands) December 31	2019	2018
Repurchase agreements	$226,917	$232,712
Federal funds purchased	7,906	1,180
Total short-term debt	$234,823	$233,892

All federal funds purchased mature and reprice daily.  See note 12 for information regarding the maturities of our repurchase agreements.  The average rates paid for federal funds purchased and repurchase agreements on December 31, 2019 were 1.45% and 1.82%, respectively.

The maximum balance for repurchase agreements at any month-end during 2019 occurred at March 31, 2019, with a month-end balance of $237.5 million.  The average balance of repurchase agreements for the year was $228.5 million.

Long-term debt is categorized as follows:

(in thousands) December 31	2019	2018
Junior subordinated debentures, 3.50%, due 6/1/37	$57,841	$59,341

On March 30, 2007, CTBI issued $61.3 million in junior subordinated debentures to a newly formed unconsolidated Delaware statutory trust subsidiary which in turn issued $59.5 million of capital securities in a private placement to institutional investors.  The debentures, which mature in 30 years but are redeemable at par at CTBI’s option after five years, were issued at a rate of 6.52% until June 1, 2012, and thereafter at a floating rate based on the three-month LIBOR plus 1.59%.  The underlying capital securities were issued at the equivalent rates and terms.  The proceeds of the debentures were used to fund the redemption on April 2, 2007 of all CTBI’s outstanding 9.0% and 8.25% junior subordinated debentures in the total amount of $61.3 million.  In May 2017, CTBI was able to purchase $2.0 million of the junior subordinated debentures in the open market at a purchase price of $1.4 million, resulting in a gain of $0.6 million. In August 2019, an additional $1.5 million was purchased in the open market at a price of $1.3 million, resulting in a gain of $0.2 million. The junior subordinated debentures will be retained by CTBI until maturity, and CTBI will continue to report the junior subordinated debentures at the net amount outstanding of $57.8 million.

On November 27, 2019, the coupon rate was set at 3.50% for the March 2, 2020 distribution date, which was based on the three-month LIBOR rate as of November 27, 2019 of 1.91% plus 1.59%.

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

We monitor collateral levels on a continuous basis and maintain records of each transaction specifically describing the applicable security and the counterparty’s fractional interest in that security, and we segregate the security from its general assets in accordance with regulations governing custodial holdings of securities.  The primary risk with our repurchase agreements is market risk associated with the securities securing the transactions, as we may be required to provide additional collateral based on fair value changes of the underlying securities.  Securities pledged as collateral under repurchase agreements are maintained with our safekeeping agents.  The carrying value of investment securities available for sale pledged as collateral under repurchase agreements totaled $264.9 million and $285.2 million at December 31, 2019 and December 31, 2018, respectively.

The remaining contractual maturity of the securities sold under agreements to repurchase by class of collateral pledged included in the accompanying consolidated balance sheets as of December 31, 2019 and December 31, 2018 is presented in the following tables:

	December 31, 2019
	Remaining Contractual Maturity of the Agreements
(in thousands)	Overnight and Continuous	Up to 30 days	30-90 days	Greater Than 90 days	Total
Repurchase agreements and repurchase-to-maturity transactions:
U.S. Treasury and government agencies	$15,001	$0	$3,479	$58,953	$77,433
State and political subdivisions	51,193	0	1,768	11,165	64,126
U.S. government sponsored agency mortgage-backed securities	35,480	0	1,996	47,882	85,358
Total	$101,674	$0	$7,243	$118,000	$226,917

	December 31, 2018
	Remaining Contractual Maturity of the Agreements
(in thousands)	Overnight and Continuous	Up to 30 days	30-90 days	Greater Than 90 days	Total
Repurchase agreements and repurchase-to-maturity transactions:
U.S. Treasury and government agencies	$25,346	$0	$2,548	$60,699	$88,593
State and political subdivisions	58,864	0	2,995	10,384	72,243
U.S. government sponsored agency mortgage-backed securities	22,076	0	1,877	47,923	71,876
Total	$106,286	$0	$7,420	$119,006	$232,712

13.  Advances from Federal Home Loan Bank

Federal Home Loan Bank advances consisted of the following monthly amortizing borrowings at December 31:

(in thousands)	2019	2018
Monthly amortizing	$415	$436
Total FHLB advances	$415	$436

The advances from the FHLB that require monthly principal payments were due for repayment as follows:

	Principal Payments Due by Period at December 31, 2019
(in thousands)	Total	Within 1 Year	2 Years	3 Years	4 Years	5 Years	After 5 Years
Outstanding advances, weighted average interest rate – 0.06%	$415	$22	$20	$21	$20	$21	$311

At December 31, 2019, CTBI had monthly amortizing FHLB advances totaling $0.4 million at a weighted average interest rate of 0.06%.

Advances totaling $0.4 million at December 31, 2019 were collateralized by FHLB stock of $10.5 million and a blanket lien on qualifying 1-4 family first mortgage loans.  As of December 31, 2019, CTBI had a $606.7 million FHLB borrowing capacity with $0.4 million in advances and $214.4 million in letters of credit used for public fund pledging leaving $391.9 million available for additional advances.  The advances had fixed interest rates of 0.00%% and 2.00% with a weighted average rate of 0.06%.  The advances are subject to restrictions or penalties in the event of prepayment.

14.  Income Taxes

The components of the provision for income taxes, exclusive of tax effect of unrealized AFS securities gains and losses, are as follows:

(in thousands)	2019	2018	2017
Current income tax expense	$8,864	$11,560	$20,108
Deferred income tax expense (benefit)	2,030	(246)	(259)
Effect of Tax Cuts & Jobs Act benefit	0	0	(2,831)
Effect of Kentucky tax legislation benefit	(3,442)	0	0
Total income tax expense	$7,452	$11,314	$17,018

The Tax Cuts and Jobs Act (the “Act”) was enacted in December 2017.  The Act reduced the U.S. federal corporate tax rate from 35 percent to 21 percent. As of December 31, 2018, we completed our accounting for the tax effects of enactment of the Act.  The effect of the Tax Cuts and Jobs Act (benefit) listed above for the year 2017, reflects the revaluation of our net deferred tax liability based on a U.S. federal tax rate of 21 percent.

A reconciliation of income tax expense at the statutory rate to our actual income tax expense is shown below:

(in thousands)	2019		2018		2017
Computed at the statutory rate	$15,118	21.00%	$14,814	21.00%	$23,979	35.00%
Adjustments resulting from:
Tax-exempt interest	(563)	(0.78)	(673)	(0.95)	(1,259)	(1.84)
Housing and new markets credits	(4,471)	(6.21)	(2,635)	(3.73)	(2,579)	(3.76)
Dividends received deduction	0	-	(9)	(0.01)	(129)	(0.19)
Bank owned life insurance	(284)	(0.39)	(599)	(0.85)	(492)	(0.72)
ESOP dividend deduction	(203)	(0.28)	(188)	(0.27)	(319)	(0.47)
Stock option exercises and restricted stock vesting	(10)	(0.01)	(39)	(0.06)	(170)	(0.25)
Effect of Tax Cuts & Jobs Act	0	-	0	-	(2,831)	(4.13)
Effect of KY tax legislation	(2,719)	(3.78)	0	-	0	-
State income taxes	405	0.56	409	0.58	429	0.63
Other	179	0.24	234	0.33	389	0.57
Total	$7,452	10.35%	$11,314	16.04%	$17,018	24.84%

The components of the net deferred tax liability as of December 31 are as follows:

(in thousands)	2019	2018
Deferred tax assets:
Allowance for loan and lease losses	$8,757	$7,541
Interest on nonperforming loans	485	531
Accrued expenses	1,100	1,093
Allowance for other real estate owned	1,437	1,435
Unrealized losses on AFS securities	0	1,757
State net operating loss carryforward	3,786	3,957
Lease liabilities	3,859	0
Other	294	164
Total deferred tax assets	19,718	16,478

Deferred tax liabilities:
Depreciation and amortization	(15,048)	(12,210)
FHLB stock dividends	(1,441)	(1,704)
Loan fee income	(656)	(419)
Mortgage servicing rights	(814)	(757)
Right of use assets	(3,698)	0
Unrealized gains on AFS securities	(1,534)	0
Limited partnership investments	(326)	(257)
Other	(1,101)	(537)
Total deferred tax liabilities	(24,618)	(15,884)

Beginning balance for valuation allowance for deferred tax asset	3,957	3,930
Change in valuation allowance	(3,747)	27
Ending balance for valuation allowance for deferred tax asset	210	$3,957

Net deferred tax liability	$(5,110)	$(3,363)

CTBI recognized a gross tax benefit of $3.4 million in 2019 as a result of the recently enacted tax legislation by the Commonwealth of Kentucky.  As a result of HB 458 on combined reporting, CTBI recorded a deferred tax asset for the Kentucky net operating loss carryforward.  The losses are expected to be utilized when CTBI begins filing a combined Kentucky income tax return with CTB and CTIC.  A valuation allowance is maintained for the loss that will expire in 2020.  The loss carryforward is $96.0 million and expires over varying periods through 2039.

The Kentucky deferred tax asset amounts and related valuation allowance for holding company net operating losses were previously reported at net due to a full valuation allowance and the immaterial nature of amounts.  The 2018 amounts reported herein have been revised to report the items gross.

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

With a few exceptions, CTBI is no longer subject to U.S. federal tax examinations by tax authorities for years before 2016, and state and local income tax examinations by tax authorities for years before 2015.  For federal tax purposes, CTBI recognizes interest and penalties on income taxes as a component of income tax expense.

CTBI files consolidated income tax returns with its subsidiaries.

15.  Employee Benefits

CTBI maintains two separate retirement savings plans, a 401(k) Plan and an Employee Stock Ownership Plan (“ESOP”).

The 401(k) Plan is available to all employees (age 21 and over) who are credited with one year of service (12 consecutive month period with at least 1,000 hours).  Participants in the plan have the option to contribute from 1% to 20% of their annual compensation.  CTBI matches 50% of participant contributions up to 8% of gross pay. CTBI may, at its discretion, contribute an additional percentage of covered employees’ compensation.  CTBI’s matching contributions were $1.1 million for the years ended December 31, 2019 and 2018, and $1.0 million for the year ended December 31, 2017. The 401(k) Plan owned 424,591, 416,360, and 406,021 shares of CTBI’s common stock at December 31, 2019, 2018, and 2017, respectively.  Substantially all shares owned by the 401(k) Plan were allocated to employee accounts on those dates. The market price of the shares at the date of allocation is essentially the same as the market price at the date of purchase.

The ESOP has the same entrance requirements as the 401(k) Plan above.  CTBI currently contributes 4% of covered employees’ compensation to the ESOP.  The ESOP uses the contributions to acquire shares of CTBI’s common stock.  CTBI’s contributions to the ESOP were $1.7 million for the year ended December 31, 2019 and $1.6 million for the years ended December 31, 2018 and 2017.  The ESOP owned 738,212, 726,327, and 737,079 shares of CTBI’s common stock at December 31, 2019, 2018, and 2017, respectively.  Substantially all shares owned by the ESOP were allocated to employee accounts on those dates.  The market price of the shares at the date of allocation is essentially the same as the market price at the date of purchase.

Stock-Based Compensation:

As of December 31, 2019, CTBI maintained one active and one inactive incentive stock ownership plans covering key employees.  The 2015 Stock Ownership Incentive Plan (“2015 Plan”) was approved by the Board of Directors and the Shareholders in 2015.  The 2006 Stock Ownership Incentive Plan (“2006 Plan”) was approved by the Board of Directors and the Shareholders in 2006.  The 2006 Plan was rendered inactive as of April 28, 2015. The 2015 Plan has 550,000 shares authorized, 481,396 of which were available at December 31, 2019.  Shares issuable pursuant to awards which were granted under the prior plans on or before their respective expiration or termination dates will be issued from the remaining shares reserved for issuance under the prior plans. The shares of common stock reserved for issuance under the prior plans in excess of the number of shares as to which options or other benefits are awarded thereunder, and any shares as to which options or other benefits granted under the prior plans may lapse, expire, terminate or be canceled, will not be reserved and available for issuance or reissuance under the 2015 Plan.  The following table provides detail of the number of shares to be issued upon exercise of outstanding stock-based awards and remaining shares available for future issuance under all of CTBI’s equity compensation plans as of December 31, 2019:

Plan Category (shares in thousands)	Number of Shares to Be Issued Upon Exercise	Weighted Average Price	Shares Available for Future Issuance
Equity compensation plans approved by shareholders:
Stock options	20	$32.04	481(a	)
Restricted stock	(c)	(b)	(a)
Performance units	(d)	(b)	(a)
Stock appreciation rights (“SARs”)	(e)	(b)	(a)
Total			481

(a)
Under the 2015 Plan, 550,000 shares are authorized for issuance; 72,909 have been issued as of December 31, 2019  In January of 2016, 18,069 restricted stock shares were issued under the terms of the 2015 Plan pursuant to awards granted under the 2006 Plan.  Additional shares will not be issued pursuant to awards granted from prior plans.

(b)	Not applicable
(c)	The maximum number of shares of restricted stock that may be granted is 550,000 shares, and the maximum that may be granted to a participant during any calendar year is 75,000 shares.
(d)
No performance units payable in stock had been issued as of December 31, 2019.  The maximum payment that can be made pursuant to performance units granted to any one participant in any calendar year is $1,000,000.

(e)	No SARS have been issued. The maximum number of shares with respect to which SARs may be granted to a participant during any calendar year is 100,000 shares.

The following table details the shares available for future issuance under the 2015 Plan at December 31, 2019.

Plan Category	Shares Available for Future Issuance
Shares available at January 1, 2019	508,729
Stock option grants	0
Restricted stock grants	(27,921)
Forfeitures	588
Shares available for future issuance at December 31, 2019	481,396

There were no stock options granted in 2017, 2018 or 2019.

The 2015 Plan:

CTBI’s stock option activity for the 2015 Plan for the years ended December 31, 2019, 2018, and 2017 is summarized as follows:

December 31	2019		_2018*		2017
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of year	0	$0	10,000	$33.55	10,000	$33.55
Granted	0	0	0	0	0	0
Exercised	0	0	(10,000)	33.55	0	0
Forfeited/expired	0	0	0	0	0	0
Outstanding at end of year	0	$0	0	$0	10,000	$33.55

Exercisable at end of year	0	$0	0	$0	0	$0

*Pursuant to the 2015 Plan provisions, the death of the option holder accelerated the vesting of 10,000 shares in 2018.

There were no options granted from the 2015 Plan for the years 2019, 2018, or 2017.

The following table shows the intrinsic values of options exercised, exercisable, and outstanding for the 2015 Plan for the years ended December 31, 2019, 2018 and 2017:

(in thousands)	2019	2018	2017
Options exercised	$0	$140	0
Options exercisable	0	0	0
Outstanding options	0	0	136

The following table shows restricted stock activity for the 2015 Plan for the years ended December 31, 2019, 2018 and 2017:

December 31	2019		2018		2017
	Grants	Weighted Average Fair Value at Grant	Grants	Weighted Average Fair Value at Grant	Grants	Weighted Average Fair Value at Grant
Outstanding at beginning of year	34,255	$44.46	33,085	$41.84	17,496	$33.55
Granted	27,921	41.12	11,320	49.30	23,668	46.45
Vested	(10,596)	42.39	(8,761)	40.46	(5,751)	35.79
Forfeited	(588)	43.04	(1,389)	46.77	(2,328)	41.31
Outstanding at end of year	50,992	$43.08	34,255	$44.46	33,085	$41.84

The 2006 Plan:

CTBI’s stock option activity for the 2006 Plan for the years ended December 31, 2019, 2018, and 2017 is summarized as follows:

December 31	2019		2018		2017
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of year	32,571	$32.47	35,376	$31.90	61,041	$29.84
Granted	0	0	0	0	0	0
Exercised	(12,076)	33.19	(2,475)	25.52	(25,665)	27.01
Forfeited/expired	0	0	(330)	23.79	0	0
Outstanding at end of year	20,495	$32.04	32,571	$32.47	35,376	$31.90

Exercisable at end of year	495	$22.81	2,571	$25.11	5,376	$25.22

A summary of the status of CTBI’s 2006 Plan for nonvested options as of December 31, 2019, and changes during the year ended December 31, 2019, is presented as follows:

Nonvested Options	Options	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2019	30,000	$6.98
Granted	0	0
Vested	10,000	7.76
Forfeited	0	0
Nonvested at December 31, 2019	20,000	$6.59

The weighted average remaining contractual term in years of the options outstanding at December 31, 2019 was 5.0 years.

There were no options granted from the 2006 Plan for the years 2019 , 2018 and 2017.

The following table shows the intrinsic values of options exercised, exercisable, and outstanding for the 2006 Plan for the years ended December 31, 2019, 2018, and 2017:

(in thousands)	2019	2018	2017
Options exercised	$135	$56	$537
Options exercisable	12	37	118
Outstanding options	299	233	538

The following table shows restricted stock activity for the years ended December 31, 2019, 2018, and 2017:

December 31	2019		2018		2017
	Grants	Weighted Average Fair Value at Grant	Grants	Weighted Average Fair Value at Grant	Grants	Weighted Average Fair Value at Grant
Outstanding at beginning of year	2,064	$32.27	5,426	$33.24	11,989	$32.85
Granted	0	0	0	0	0	0
Vested	(2,064)	$32.27	(3,236)	33.90	(6,214)	32.48
Forfeited	0	0	(126)	32.27	(349)	33.31
Outstanding at end of year	0	$0.00	2,064	$32.27	5,426	$33.24

The following table shows the unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the plans at December 31, 2019, 2018, and 2017 and the total grant-date fair value of shares vested, cash received from option exercises under all share-based payment arrangements, and the actual tax benefit realized for the tax deductions from option exercises of the share-based payment arrangements for the years ended December 31, 2019, 2018, and 2017.

(in thousands)	2019	2018	2017
Unrecognized compensation cost of unvested share-based compensation arrangements granted under the plan at year-end	$1,410	$1,072	$1,242
Grant date fair value of shares vested for the year	605	645	564
Cash received from option exercises under all share-based payment arrangements for the year	401	399	693
Tax benefit realized for the tax deductions from option exercises of the share-based payment arrangements for the year	27	49	138

The unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the plans at December 31, 2019 is expected to be recognized over a weighted-average period of 1.9 years.

16.  Leases

On January 1, 2019, CTBI adopted ASU No. 2016-02, Leases, (Topic 842) and all subsequent ASUs that modified Topic 842.  Based on leases outstanding at December 31, 2018, the impact of adoption was recording a lease liability of approximately $16.1 million, a right-of-use asset of approximately $15.5 million, and a cumulative-effect adjustment to retained earnings of approximately $0.5 million, net of a $0.1 million adjustment to our deferred tax liability.  CTBI has one finance lease for property but no material subleases or leasing arrangements for which it is the lessor of property or equipment.

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

The components of lease expense for the year ended December 31, 2019 were as follows:

(in thousands)	Year Ended December 31, 2019
Finance lease cost:
Amortization of right-of-use assets – finance leases	$52
Interest on lease liabilities – finance leases	54
Total finance lease cost	106

Short-term lease cost	306
Operating lease cost	1,773

Sublease income	257

Total lease cost	$1,928

Supplemental cash flow information related to CTBI’s operating and finance leases for the year ended December 31, 2019 was as follows:

(in thousands)	Year Ended December 31, 2019
Finance lease – operating cash flows	$54
Finance lease – financing cash flows	14
Operating lease – operating cash flows (fixed payments)	1,665
New right-of-use assets – operating leases	9
New right-of-use assets – financing leases	0
Weighted average lease term – financing leases	26.02 years
Weighted average lease term – operating leases	13.84 years
Weighted average discount rate – financing leases	3.70%
Weighted average discount rate – operating leases	3.45%

Maturities of lease liabilities as of December 31, 2019 are as follows:

(in thousands)	Operating Leases	Finance Leases
2019	$1,677	$68
2020	1,710	75
2021	1,703	75
2022	1,626	75
2023	1,313	75
Thereafter	9,654	1,985
Total lease payments	17,683	2,353
Less imputed interest	(3,954)	(897)
Total	$13,729	$1,456

At December 31, 2018 , minimum non-cancellable rental payments were as follows:

(in thousands)	Operating Lease Payments
2019	$1,999
2020	1,710
2021	1,737
2022	1,760
2023	1,696
Thereafter	13,031
Total	$21,933

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

Recurring Measurements

The following tables present the fair value measurements of assets recognized in the accompanying balance sheets measured at fair value on a recurring basis as of December 31, 2019 and December 31, 2018 and indicate the level within the fair value hierarchy of the valuation techniques.

(in thousands)		Fair Value Measurements at December 31, 2019 Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets measured – recurring basis
Available-for-sale securities:
U.S. Treasury and government agencies	$171,150	$54,263	$116,887	$0
State and political subdivisions	102,307	0	102,307	0
U.S. government sponsored agency mortgage-backed securities	295,245	0	295,245	0
Other debt securities	31,142	0	31,142	0
Equity securities at fair value	1,953	0	0	1,953
Mortgage servicing rights	3,263	0	0	3,263

(in thousands)		Fair Value Measurements at December 31, 2018 Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets measured – recurring basis
Available-for-sale securities:
U.S. Treasury and government agencies	$217,938	$91,028	$126,910	$0
State and political subdivisions	124,488	0	124,488	0
U.S. government sponsored agency mortgage-backed securities	250,819	0	250,819	0
Other debt securities	501	0	501	0
Equity securities at fair value	1,173	0	0	1,173
Mortgage servicing rights	3,607	0	0	3,607

Following is a description of the valuation methodologies and inputs used for assets measured at fair value on a recurring basis and recognized in the accompanying balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy.  These valuation methodologies were applied to all of CTBI’s financial assets carried at fair value.  CTBI had no liabilities measured and recorded at fair value as of December 31, 2019 and December 31, 2018.  There have been no significant changes in the valuation techniques during the year ended December 31, 2019.  For assets classified within Level 3 of the fair value hierarchy, the process used to develop the reported fair value is described below.

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

Equity Securities at Fair Value

As of December 31, 2019 and December 31, 2018, the only securities owned by CTBI that were valued using Level 3 criteria are Visa Class B Stock (included in equity securities at fair value).  In determining fair value for Visa Class B Stock, CTBI utilizes the expertise of an independent third party.  Accordingly, fair value is determined by the independent third party using an income approach by utilizing assumptions about factors such as quarterly common stock dividend payments, the conversion of the securities to the relevant Class A Stock shares subject to the prevailing conversion rate and conversion date.  We have reviewed the assumptions, processes, and conclusions of the third party provider.  We have determined these assumptions, processes, and conclusions to be  reasonable and appropriate in determining the fair value of this asset.  See the table below for inputs and valuation techniques used for Level 3 equity securities.

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

Transfers between Levels

There were no transfers between Levels 1, 2, and 3 as of December 31, 2019.

Level 3 Reconciliation

Following is a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the accompanying balance sheet using significant unobservable (Level 3) inputs:

(in thousands)	2019		2018
	Equity Securities at Fair Value	Mortgage Servicing Rights	Equity Securities at Fair Value	Mortgage Servicing Rights
Beginning balance	$1,173	$3,607	$0	$3,484
Total unrealized gains (losses)
Included in net income	780	(515)	1,173	73
Issues	0	631	0	466
Settlements	0	(460)	0	(416)
Ending balance	$1,953	$3,263	$1,173	$3,607

Total gains (losses) for the period included in net income attributable to the change in unrealized gains or losses related to assets still held at the reporting date	$780	$(515)	$1,173	$73

Realized and unrealized gains and losses for items reflected in the table above are included in net income in the consolidated statements of income as follows:

Noninterest Income

(in thousands)	2019	2018
Total gains (losses)	$(195)	$830

Nonrecurring Measurements

The following tables present the fair value measurements of assets recognized in the accompanying balance sheets measured at fair value on a nonrecurring basis as of December 31, 2019 and December 31, 2018 and indicate the level within the fair value hierarchy of the valuation techniques.

(in thousands)		Fair Value Measurements at December 31, 2019 Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets measured – nonrecurring basis
Impaired loans (collateral dependent)	$3,217	$0	$0	$3,217
Other real estate owned	12,593	0	0	12,593

(in thousands)		Fair Value Measurements at December 31, 2018 Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets measured – nonrecurring basis
Impaired loans (collateral dependent)	$747	$0	$0	$747
Other real estate owned	6,500	0	0	6,500

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

Loans considered impaired under ASC 310-35, Impairment of a Loan, are loans for which, based on current information and events, it is probable that the creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement.  Impaired loans are subject to nonrecurring fair value adjustments to reflect subsequent (i) partial write-downs that are based on the observable market price or current appraised value of the collateral or (ii) the full charge-off of the loan carrying value.  Fair value adjustments on impaired loans disclosed above were $0.7 million and $0.3 million for the years ended December 31, 2019 and December 31, 2018, respectively.

Other Real Estate Owned

In accordance with the provisions of ASC 360, Property, Plant, and Equipment, other real estate owned (OREO) is carried at the lower of fair value at acquisition date or current estimated fair value, less estimated cost to sell when the real estate is acquired.  Estimated fair value of OREO is based on appraisals or evaluations.  OREO is classified within Level 3 of the fair value hierarchy.  Long-lived assets are subject to nonrecurring fair value adjustments to reflect subsequent partial write-downs that are based on the observable market price or current appraised value of the collateral.  Fair value adjustments on other real estate owned disclosed above were $3.2 million and $1.8 million for the years ended December 31, 2019 and December 31, 2018, respectively.

Our policy for determining the frequency of periodic reviews is based upon consideration of the specific properties and the known or perceived market fluctuations in a particular market and is typically between 12 and 18 months but generally not more than 24 months.  Appraisers are selected from the list of approved appraisers maintained by management.

Unobservable (Level 3) Inputs

The following tables present quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements at December 31, 2019 and December 31, 2018.

(in thousands)	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at December 31, 2019	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Equity securities at fair value	$1,953	Discount cash flows, computer pricing model	Discount rate	8.0% - 12.0% (10.0%)
			Conversion date	Dec 2022 – Dec 2026 (Dec 2024)

Mortgage servicing rights	$3,263	Discount cash flows, computer pricing model	Constant prepayment rate	0.0% - 24.3% (11.7%)
			Probability of default	0.0% - 100.0% (2.7%)
			Discount rate	10.0% - 11.5% (10.1%)

Impaired loans (collateral-dependent)	$3,217	Market comparable properties	Marketability discount	7.0% - 99.0% (46.0%)

Other real estate owned	$12,593	Market comparable properties	Comparability adjustments	6.0% - 29.8% (11.3%)

(in thousands)	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at December 31, 2018	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Equity securities at fair value	$1,173	Discount cash flows, computer pricing model	Discount rate	8.0% - 12.0% (10.0%)
			Conversion date	Dec 2022 - Dec 2026 (Dec 2024)

Mortgage servicing rights	$3,607	Discount cash flows, computer pricing model	Constant prepayment rate	7.0% - 28.1% (9.5%)
			Probability of default	0.0% - 100.0% (2.6%)
			Discount rate	10.0% - 11.5% (10.1%)

Impaired loans (collateral-dependent)	$747	Market comparable properties	Marketability discount	0.0% - 95.1% (41.5%)

Other real estate owned	$6,500	Market comparable properties	Comparability adjustments	6.0% - 47.6% (14.9%)

Sensitivity of Significant Unobservable Inputs

The following is a discussion of the sensitivity of significant unobservable inputs, the interrelationships between those inputs and other unobservable inputs used in recurring fair value measurement and of how those inputs might magnify or mitigate the effect of changes in the unobservable inputs on the fair value measurement.

Equity Securities at Fair Value

Fair market value for equity securities is derived based on unobservable inputs, such as the discount rate, quarterly dividends payable to the Visa Class B common stock and the prevailing conversion rate at the conversion date.  The most recent conversion rate of 1.6228 and the most recent dividend rate of 0.4868 were used to derive the fair value estimate.  Significant increases (decreases) in either of those inputs in isolation would result in a significantly lower (higher) fair value measurement.  Generally, a change in the assumption used for discount rate is accompanied by a directionally opposite change in the fair value estimate.

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

Fair Value of Financial Instruments

The following table presents estimated fair value of CTBI’s financial instruments as of December 31, 2019 and indicates the level within the fair value hierarchy of the valuation techniques.  In accordance with the prospective adoption of ASU 2016-01, the fair values as of December 31, 2019 were measured using an exit price notion.

(in thousands)		Fair Value Measurements at December 31, 2019 Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$264,683	$264,683	$0	$0
Certificates of deposit in other banks	245	0	245	0
Securities available-for-sale	599,844	54,263	545,581	0
Securities held-to-maturity	517	0	517	0
Equity securities at fair value	1,953	0	0	1,953
Loans held for sale	1,167	1,191	0	0
Loans, net	3,213,568	0	0	3,283,876
Federal Home Loan Bank stock	10,474	0	10,474	0
Federal Reserve Bank stock	4,887	0	4,887	0
Accrued interest receivable	14,836	0	14,836	0
Mortgage servicing rights	3,263	0	0	3,263

Financial liabilities:
Deposits	$3,405,572	$865,760	$2,560,271	$0
Repurchase agreements	226,917	0	0	226,921
Federal funds purchased	7,906	0	7,906	0
Advances from Federal Home Loan Bank	415	0	446	0
Long-term debt	57,841	0	0	49,382
Accrued interest payable	2,839	0	2,839	0

Unrecognized financial instruments:
Letters of credit	$0	$0	$0	$0
Commitments to extend credit	0	0	0	0
Forward sale commitments	0	0	0	0

The following table presents estimated fair value of CTBI’s financial instruments as of December 31, 2018 and indicates the level within the fair value hierarchy of the valuation techniques.

(in thousands)		Fair Value Measurements at December 31, 2018 Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$141,450	$141,450	$0	$0
Certificates of deposit in other banks	3,920	0	3,914	0
Securities available-for-sale	593,746	91,028	502,718	0
Securities held-to-maturity	649	0	649	0
Equity securities at fair value	1,173	0	0	1,173
Loans held for sale	2,461	2,518	0	0
Loans, net	3,172,730	0	0	3,175,908
Federal Home Loan Bank stock	14,713	0	14,713	0
Federal Reserve Bank stock	4,887	0	4,887	0
Accrued interest receivable	14,432	0	14,432	0
Mortgage servicing rights	3,607	0	0	3,607

Financial liabilities:
Deposits	$3,305,950	$803,316	$2,513,084	$0
Repurchase agreements	232,712	0	0	232,796
Federal funds purchased	1,180	0	1,180	0
Advances from Federal Home Loan Bank	436	0	468	0
Long-term debt	59,341	0	0	44,166
Accrued interest payable	2,902	0	2,902	0

Unrecognized financial instruments:
Letters of credit
Commitments to extend credit	$0	$0	0	$0
Forward sale commitments	0	0	0	0

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

At December 31, CTBI had the following off-balance sheet financial instruments, whose approximate contract amounts represent additional credit risk to CTBI:

(in thousands)	2019	2018
Standby letters of credit	$30,679	$29,410
Commitments to extend credit	564,229	510,513
Total off-balance sheet financial instruments	$594,908	$539,923

Standby letters of credit represent conditional commitments to guarantee the performance of a third party.  The credit risk involved is essentially the same as the risk involved in making loans.  At December 31, 2019, we maintained a credit loss reserve recorded in other liabilities of approximately $8 thousand relating to these financial standby letters of credit.  The reserve coverage calculation was determined using essentially the same methodology as used for the allowance for loan and lease losses.  Approximately 67% of the total standby letters of credit are secured, with $15.0 million of the total $30.7 million secured by cash.  Collateral for the remaining secured standby letters of credit varies but is comprised primarily of accounts receivable, inventory, property, equipment, and income-producing properties.

Commitments to extend credit are agreements to originate loans to customers as long as there is no violation of any condition of the contract.  At December 31, 2019, a credit loss reserve recorded in other liabilities of $266 thousand was maintained relating to these commitments.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since a portion of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  Each customer’s creditworthiness is evaluated on a case-by-case basis.  The amount of collateral obtained, if deemed necessary, is based on management’s credit evaluation of the counterparty.  Collateral held varies, but may include accounts receivable, inventory, property, plant and equipment, commercial real estate, and residential real estate.  A portion of the commitments is to extend credit at fixed rates.  Fixed rate loan commitments at December 31, 2019 of $42.2 million had interest rates ranging predominantly from 3.75% to 5.50%, respectively, and terms predominantly three years or less.  These credit commitments were based on prevailing rates, terms, and conditions applicable to other loans being made at December 31, 2019.

Included in our commitments to extend credit are mortgage loans in the process of origination which are intended for sale to investors in the secondary market.  These forward sale commitments are on an individual loan basis that CTBI originates as part of its mortgage banking activities.  CTBI commits to sell the loans at specified prices in a future period, typically within 60 days.  These commitments are acquired to reduce market risk on mortgage loans in the process of origination and mortgage loans held for sale since CTBI is exposed to interest rate risk during the period between issuing a loan commitment and the sale of the loan into the secondary market.  Total mortgage loans in the process of origination amounted to $3.8 million and $2.8 million at December 31, 2019 and 2018, respectively, and mortgage loans held for sale amounted to $1.2 million and $2.5 million for the years ended December 31, 2019 and 2018, respectively.

19.  Concentrations of Credit Risk

CTBI’s banking activities include granting commercial, residential, and consumer loans to customers primarily located in eastern, northeastern, central, and south central Kentucky, southern West Virginia, and northeastern Tennessee.  CTBI is continuing to manage all components of its portfolio mix in a manner to reduce risk from changes in economic conditions. Concentrations of credit, as defined for regulatory purposes, are reviewed quarterly by management to ensure that internally established limits based on Tier 1 Capital plus the allowance for loan and lease losses are not exceeded.  At December 31, 2019 and 2018, our concentrations of hotel/motel industry credits were 43% and 41% of Tier 1 Capital plus the allowance for loan and lease losses, respectively.  Lessors of non-residential buildings credits were 38% and 39%, respectively.  Lessors of residential buildings and dwellings were 41% and 39%, respectively.  These percentages are within our internally established limits regarding concentrations of credit.

20.  Commitments and Contingencies

CTBI and our subsidiaries, and from time to time, our officers, are named defendants in legal actions arising from ordinary business activities.  Management, after consultation with legal counsel, believes any pending actions at December 31, 2019 are without merit or that the ultimate liability, if any, will not materially affect our consolidated financial position or results of operations.

21.  Regulatory Matters

CTBI’s principal source of funds is dividends received from our banking subsidiary, CTB.  Regulations limit the amount of dividends that may be paid by CTB without prior approval.  During 2020, approximately $68.8 million plus any 2020 net profits can be paid by CTB without prior regulatory approval.

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

The rules included new risk-based capital and leverage ratios, which were phased in from 2015 to January 2019, and refined the definition of what constitutes “capital” for purposes of calculating those ratios.  The minimum capital level requirements applicable to CTBI and CTB under the final rules are: (i) a common equity Tier 1 capital ratio of 4.5% of risk-weighted assets; (ii) a Tier 1 capital ratio of 6% of risk-weighted assets; (iii) a total capital ratio of 8% of risk-weighted assets; and (iv) a Tier 1 leverage ratio of 4% of adjusted quarterly average assets for all institutions.  Tier 1 capital consists principally of shareholders’ equity including capital-qualifying subordinated debt but excluding unrealized gains and losses on securities available-for-sale, less goodwill and certain other intangibles.  Total capital consists of Tier 1 capital plus certain debt instruments and the reserve for credit losses, subject to limitation.  The final rules also established a “capital conservation buffer” above the new regulatory minimum capital requirements, which must consist entirely of common equity Tier 1 capital.  The capital conservation buffer began to be phased in on January 1, 2016 at 0.625% of risk-weighted assets increased by 0.625% annually until fully implemented in January 2019.  An institution is subject to limitations on certain activities including payment of dividends, share repurchases, and discretionary bonuses to executive officers if its capital level is below the total capital plus capital conservation buffer amount.

The final rules also contain revisions to the prompt corrective action framework, which is designed to place restrictions on insured depository institutions, including CTB, if their capital levels begin to show signs of weakness.  These revisions took effect January 1, 2015.  Under the prompt corrective action requirements, which are designed to complement the capital conservation buffer, insured depository institutions are required to meet the following capital level requirements in order to qualify as “well capitalized:” (i) a common equity Tier 1 capital ratio of 6.5%; (ii) a Tier 1 capital ratio of 8%; (iii) a total capital ratio of 10%; and (iv) a Tier 1 leverage ratio of 5%.  We had Tier 1 leverage, common equity Tier 1 capital, Tier 1, and total capital ratios above the well-capitalized levels and we exceeded the capital conservation standards at December 31, 2019 and 2018.  Based on our current capital composition and levels, we anticipate that our capital ratios, on a Basel III basis, will continue to exceed the well-capitalized minimum capital requirements and capital conservation buffer standards.

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

Consolidated Capital Ratios

	Actual		For Capital Adequacy Purposes
(in thousands)	Amount	Ratio	Amount	Ratio
As of December 31, 2019:
Tier 1 capital (to average assets)	$601,142	14.01%	$171,632	4.00%
Common equity Tier 1 capital (to risk weighted assets)	545,142	17.18	142,790	4.50
Tier 1 capital (to risk weighted assets)	601,142	18.94	190,436	6.00
Total capital (to risk weighted assets)	636,512	20.05	253,970	8.00

As of December 31, 2018:
Tier 1 capital (to average assets)	$562,771	13.51%	$166,623	4.00%
Common equity Tier 1 capital (to risk weighted assets)	505,271	16.27	139,749	4.50
Tier 1 capital (to risk weighted assets)	562,771	18.12	186,348	6.00
Total capital (to risk weighted assets)	598,934	19.29	248,391	8.00

Community Trust Bank, Inc.’s Capital Ratios

	Actual		For Capital Adequacy Purposes		To Be Well-Capitalized Under Prompt Corrective Action Provision
(in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2019:
Tier 1 capital (to average assets)	$570,256	13.34%	$170,991	4.00%	$213,739	5.00%
Common equity Tier 1 capital (to risk weighted assets)	570,256	18.01	142,485	4.50	205,811	6.50
Tier 1 capital (to risk weighted assets)	570,256	18.01	189,980	6.00	253,306	8.00
Total capital (to risk weighted assets)	605,625	19.12	253,400	8.00	316,749	10.00

As of December 31, 2018:
Tier 1 capital (to average assets)	$536,992	12.94%	$165,994	4.00%	$207,493	5.00%
Common equity Tier 1 capital (to risk weighted assets)	536,992	17.33	139,438	4.50	201,411	6.50
Tier 1 capital (to risk weighted assets)	536,992	17.33	185,918	6.00	247,890	8.00
Total capital (to risk weighted assets)	573,155	18.50	247,851	8.00	309,814	10.00

22.  Parent Company Financial Statements

Condensed Balance Sheets

(in thousands) December 31	2019	2018
Assets:
Cash on deposit	$2,089	$1,939
Investment in and advances to subsidiaries	667,206	620,701
Goodwill	4,973	4,973
Premises and equipment, net	153	219
Deferred taxes	5,100	193
Other assets	44	45
Total assets	$679,565	$628,070

Liabilities and shareholders’ equity:
Long-term debt	$61,341	$61,341
Other liabilities	3,338	2,579
Total liabilities	64,679	63,920

Shareholders’ equity	614,886	564,150

Total liabilities and shareholders’ equity	$679,565	$628,070

Condensed Statements of Income and Comprehensive Income

(in thousands) Year Ended December 31	2019	2018	2017
Income:
Dividends from subsidiary banks	$30,152	$26,750	$24,661
Other income	757	489	904
Total income	30,909	27,239	25,565

Expenses:
Interest expense	2,520	2,318	1,723
Depreciation expense	144	135	116
Other expenses	3,273	3,156	2,858
Total expenses	5,937	5,609	4,697

Income before income taxes and equity in undistributed income of subsidiaries	24,972	21,630	20,868
Income tax benefit	(4,947)	(1,219)	(1,445)
Income before equity in undistributed income of subsidiaries	29,919	22,849	22,313
Equity in undistributed income of subsidiaries	34,621	36,379	29,180

Net income	$64,540	$59,228	$51,493

Other comprehensive gain (loss):
Unrealized holding gains (losses) on securities available-for-sale :
Unrealized holding gains (losses) arising during the period	14,270	(5,393)	(820)
Less: Reclassification adjustments for realized gains (losses) included in net income	3	(821)	73
Tax expense (benefit)	3,403	(960)	(312)
Other comprehensive gain (loss), net of tax	10,864	(3,612)	(581)
Comprehensive income	$75,404	$55,616	$50,912

Condensed Statements of Cash Flows

(in thousands) Year Ended December 31	2019	2018	2017
Cash flows from operating activities:
Net income	$64,540	$59,228	$51,493
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	144	135	116
Equity in undistributed earnings of subsidiaries	(34,621)	(36,379)	(29,180)
Deferred taxes	(4,907)	(12)	192
Stock-based compensation	859	710	636
Gain on debt repurchase	(219)	0	(560)
Changes in:
Other assets	1	(50)	(47)
Other liabilities	683	53	412
Net cash provided by operating activities	26,480	23,685	23,062

Cash flows from investing activities:
Payment for investment in subsidiary	(1,281)	0	(1,440)
Purchase of premises and equipment	(78)	(81)	(179)
Net cash used in investing activities	(1,359)	(81)	(1,619)

Cash flows from financing activities:
Issuance of common stock	1,264	1,230	1,513
Dividends paid	(26,235)	(24,395)	(22,981)
Net cash used in financing activities	(24,971)	(23,165)	(21,468)

Net increase (decrease) in cash and cash equivalents	150	439	(25)
Cash and cash equivalents at beginning of year	1,939	1,500	1,525
Cash and cash equivalents at end of year	$2,089	$1,939	$1,500

23.  Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

Year Ended December 31 (in thousands except per share data)	2019	2018	2017
Numerator:
Net income	$64,540	$59,228	$51,493

Denominator:
Basic earnings per share:
Weighted average shares	17,724	17,687	17,631
Diluted earnings per share:
Dilutive effect of equity grants	16	16	22
Adjusted weighted average shares	17,740	17,703	17,653

Earnings per share:
Basic earnings per share	$3.64	$3.35	$2.92
Diluted earnings per share	3.64	3.35	2.92

There were no options to purchase common shares that were excluded from the diluted calculations above for the years ended December 31, 2019, 2018, and 2017.  In addition to in-the-money stock options, unvested restricted stock grants were also used in the calculation of diluted earnings per share based on the treasury method.

24.  Accumulated Other Comprehensive Income

Unrealized gains (losses) on AFS securities

Amounts reclassified from accumulated other comprehensive income (AOCI) and the affected line items in the statements of income during the years ended December 31, 2019, 2018, and 2017 were:

	Amounts Reclassified from AOCI
Year Ended December 31 (in thousands)	2019	2018	2017
Affected line item in the statements of income
Securities gains (losses)	$3	$(821)	$73
Tax expense (benefit)	1	(172)	26
Total reclassifications out of AOCI	$2	$(649)	$47

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders, Board of Directors, and Audit Committee
Community Trust Bancorp, Inc.
Pikeville, Kentucky

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Community Trust Bancorp, Inc. as of December 31, 2019 and 2018, the related consolidated statements of income and comprehensive income, changes in shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Community Trust Bancorp, Inc. as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), Community Trust Bancorp, Inc.’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 28, 2020, expressed an unqualified opinion on the effectiveness of Community Trust Bancorp, Inc.’s internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of Community Trust Bancorp, Inc.’s management.  Our responsibility is to express an opinion on Community Trust Bancorp, Inc.’s financial statements based on our audits.

We are a public accounting firm registered with the PCAOB and are required to be independent with respect to Community Trust Bancorp, Inc. in accordance with the U.S. federal securities laws and the applicable rules and regulations of the U.S. Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.  Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks.  Such procedures include examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements.  Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements.  We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that:  (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments.  The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Allowance for Loan Losses

As more fully described in Note 1 to the consolidated financial statements, Community Trust Bancorp, Inc. estimates the allowance for loan and lease loss (ALLL) at a level that is appropriate to cover estimated credit losses on individually evaluated loans determined to be impaired, as well as estimated credit losses inherent in the remainder of the loan and lease portfolio.  The determination of the ALLL requires significant judgment reflecting Community Trust Bancorp, Inc.’s best estimate of probable loan and lease losses. Impairment on loans determined to be impaired is measured on a loan-by-loan basis.  Historical loss rates are analyzed and applied to loans not considered impaired.  Historical loss rates are adjusted for significant factors that, in management’s judgement, reflected the impact of any current conditions on loss recognition. Management continually reevaluates the other subjective factors included in its ALLL analysis.

We identified the valuation of the ALLL as a critical audit matter.  The primary reason for our determination that the allowance for loan losses is a critical audit matter is that auditing the estimated allowance for loan losses involved significant judgment and complex review.  Auditing the ALLL involved a high degree of subjectivity in evaluating management’s estimates, such as evaluating management’s assessment of economic conditions and other environmental factors, evaluating the adequacy of specific allowances associated with impaired loans and assessing the appropriateness of loan grades.

Our audit procedures related to the estimated allowance for loan losses included the following procedures, among others.

•
Testing the design and operating effectiveness of internal controls, including those related to technology, over the ALLL calculation including data completeness and accuracy, verification of historical net loss data and calculated net loss rates, the establishment of qualitative adjustments, grading and risk classification of loans by segment including internal independent loan review functions, establishment of specific reserves on impaired loans and management’s review controls over the ALLL as a whole.

•	Testing of completeness and accuracy of the information utilized in the calculation of the allowance for credit losses, including reports used in management review controls over the ALLL.

•	Testing clerical/computational accuracy of the formulas within the calculation spreadsheet.

•	Evaluating the qualitative adjustments to the historical loss rates, including assessing the basis for the adjustments and the reasonableness of the significant assumptions.

•	Evaluating management’s risk ratings of loans through utilizing internal specialists to assist us in evaluating the appropriateness of loan grades and identification of impaired loans.

•	Evaluating specific reserves on impaired loans.

•	Preparation of an independent estimate of an acceptable range of the allowance for loan loss to compare to management’s estimate.

•
Evaluating overall reasonableness of estimated reserve by considering past performance of Community Trust Bancorp, Inc.’s loan portfolio, trends in credit quality of the loan portfolio and trends in peer institutions credit quality and ALLL, and comparing the trends to the Company’s allowance for loan loss trends for directional consistency compared to previous years.

Emphasis of Matter

As discussed in Note 1 and Note 16 to the consolidated financial statements, Community Trust Bancorp, Inc. has changed its method of accounting for leases in 2019 due to the adoption of Topic 842.

/s/ BKD, LLP

We have served as Community Trust Bancorp, Inc.’s auditor since 2006.

Louisville, Kentucky
February 28, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders, Board of Directors, and Audit Committee
Community Trust Bancorp, Inc.
Pikeville, Kentucky

Opinion on the Internal Control over Financial Reporting

We have audited Community Trust Bancorp, Inc.’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control––Integrated Framework:  (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, Community Trust Bancorp, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control––Integrated Framework:  (2013) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements of Community Trust Bancorp, Inc. and our report dated February 28, 2020, expressed an unqualified opinion thereon.

Basis for Opinion

Community Trust Bancorp, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management report on internal control over financial reporting, included in the accompanying management report on internal control.  Our responsibility is to express an opinion on Community Trust Bancorp, Inc.’s internal control over financial reporting based on our audit.

We are a public accounting firm registered with the PCAOB and are required to be independent with respect to Community Trust Bancorp, Inc. in accordance with the U.S. federal securities laws and the applicable rules and regulations of the U.S. Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

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
February 28, 2020

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

CTBI’s management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934.  As of December 31, 2019, an evaluation was carried out by CTBI’s management, with the participation of our Chief Executive Officer and our Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, management concluded that disclosure controls and procedures as of December 31, 2019 were effective in ensuring material information required to be disclosed in this annual report on Form 10-K was recorded, processed, summarized, and reported on a timely basis.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

Management has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2019 based on the control criteria in the 2013 COSO Framework issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission.  Based on such evaluation, we have concluded that CTBI’s internal control over financial reporting is effective as of December 31, 2019.

There were no changes in CTBI’s internal control over financial reporting that occurred during the year ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, CTBI’s internal control over financial reporting.

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

Management has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2019 based on the control criteria in the 2013 COSO Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on such evaluation, we have concluded that CTBI’s internal control over financial reporting is effective as of December 31, 2019.

The effectiveness of CTBI’s internal control over financial reporting as of December 31, 2019 has been audited by BKD, LLP, an independent registered public accounting firm that audited the CTBI’s consolidated financial statements included in this annual report.

February 28, 2020	/s/ Jean R. Hale
Jean R. Hale
Chairman, President, and Chief Executive Officer

/s/ Kevin J. Stumbo
Kevin J. Stumbo
Executive Vice President, Chief Financial Officer, and Treasurer

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance

The information required by this item (other than disclosure of our executive officers, which is included in Part I, Item 1 of this report) is omitted, because CTBI is filing a definitive proxy statement pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report which includes the required information.  The required information contained in CTBI’s proxy statement is incorporated herein by reference.

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

The information required by this item other than the information provided below is omitted, because CTBI is filing a definitive proxy statement pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report which includes the required information.  The required information contained in CTBI’s proxy statement is incorporated herein by reference.

Equity Compensation Plan Information

The following table provides information as of December 31, 2019, with respect to compensation plans under which common shares of CTBI are authorized for issuance to officers or employees in exchange for consideration in the form of services provided to CTBI and/or its subsidiaries.  At December 31, 2019, we maintained one active and one inactive incentive stock option plans covering key employees.  The 2015 Stock Ownership Incentive Plan (“2015 Plan”) was approved by the Board of Directors and the Shareholders in 2015.  The 2006 Stock Ownership Incentive Plan (“2006 Plan”) was approved by the Board of Directors and the Shareholders in 2006.  The 2006 Plan was rendered inactive as of April 28, 2015.  The 2015 Plan has 550,000 shares authorized, 481,396 of which were available at December 31, 2019.  Shares issuable pursuant to awards which were granted under the prior plans on or before their respective expiration or termination dates will be issued from the remaining shares reserved for issuance under the prior plans. The shares of common stock reserved for issuance under the prior plans in excess of the number of shares as to which options or other benefits are awarded thereunder, and any shares as to which options or other benefits granted under the prior plans may lapse, expire, terminate or be canceled, will not be reserved and available for issuance or reissuance under the 2015 Plan.

	A	B	C
Plan Category (shares in thousands)	Number of Common Shares to be Issued Upon Exercise	Weighted Average Price	Number of Securities Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in Column A)
Equity compensation plans approved by shareholders:
Stock options	20	$32.04	481
Equity compensation plans not approved by shareholders	0	--	0

Total			481

Additional information regarding CTBI’s stock option plans can be found in notes 1 and 15 to the consolidated financial statements.

Item 13.	Certain Relationships, Related Transactions, and Director Independence

The information required by this item is omitted, because CTBI is filing a definitive proxy statement pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report which includes the required information.  The required information contained in CTBI’s proxy statement is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information required by this item is omitted, because CTBI is filing a definitive proxy statement pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report which includes the required information.  The required information contained in CTBI’s proxy statement is incorporated herein by reference.

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

3.	Exhibits

Exhibit No.	Description of Exhibits
3.1	Articles of Incorporation and all amendments thereto {incorporated by reference to registration statement no. 33-35138}

3.2	By-laws of CTBI as amended July 25, 1995 {incorporated by reference to registration statement no. 33-61891}

3.3	By-laws of CTBI as amended January 29, 2008 {incorporated by reference to current report on Form 8-K filed January 30, 2008}

4.1	Description of CTBI’s Securities Registered under Section 12 of the Securities Exchange Act of 1934

10.1*
Community Trust Bancorp, Inc. Employee Stock Ownership Plan (effective January 1, 2007) {incorporated herein by reference to Form 10-K for the fiscal year ended December 31, 2006 under SEC file no. 000-111-29}

10.2*
Community Trust Bancorp, Inc. Savings and Employee Stock Ownership Plan (Amendment Number One effective January 1, 2002, Amendment Number Two effective January 1, 2004, Amendment Number Three effective March 28, 2005, and Amendment Number Four effective January 1, 2006) {incorporated herein by reference to Form 10-K for the fiscal year ended December 31, 2006 under SEC file no. 000-111-29}

10.4*	Community Trust Bancorp, Inc. 1998 Stock Option Plan {incorporated by reference to registration statement no. 333-74217}

10.5*	Community Trust Bancorp, Inc. 2006 Stock Ownership Incentive Plan {incorporated by reference to Proxy Statement dated March 24, 2006}

10.6*
Form of Severance Agreement between Community Trust Bancorp, Inc. and executive officers (currently in effect with respect to twelve executive officers) {incorporated herein by reference to Form 10-K for the fiscal year ended December 31, 2001 under SEC file no. 000-111-29}

10.7*	Senior Management Incentive Compensation Plan (2020) {incorporated herein by reference to current report on Form 8-K dated January 28, 2020}

10.8*	Restricted Stock Agreement {incorporated herein by reference to Form 10-K for the fiscal year ended December 31, 2011 under SEC file no. 000-111-29}

10.9*	Employee Incentive Compensation Plan (2020) {incorporated herein by reference to current report on Form 8-K dated January 28, 2020}

10.10*	Amendment to the Community Trust Bancorp, Inc. 2006 Stock Ownership Incentive Plan {incorporated herein by reference to current report on Form 8-K dated January 24, 2012}

10.11*	Community Trust Bancorp, Inc. 2015 Stock Ownership Incentive Plan {incorporated herein by reference to registration statement no. 333-208053}

10.18*	Community Trust Bancorp, Inc. 2018 Executive Committee Long-Term Incentive Compensation Plan {incorporated herein by reference to current report on Form 8-K dated January 23, 2018}

10.19*	Community Trust Bancorp, Inc. 2019 Executive Committee Long-Term Incentive Compensation Plan {incorporated herein by reference to current report on Form 8-K dated January 29, 2019}

10.20*	Community Trust Bancorp, Inc. 2020 Executive Committee Long-Term Incentive Compensation Plan {incorporated herein by reference to current report on Form 8-K dated January 28, 2020}

21+	Subsidiaries of the Registrant

23.1+	Consent of BKD, LLP, Independent Registered Public Accounting Firm

31.1+	Certification of Principal Executive Officer (Jean R. Hale, Chairman, President, and Chief Executive Officer)

31.2+	Certification of Principal Financial Officer (Kevin J. Stumbo, Executive Vice President, Chief Financial Officer, and Treasurer)

32.1+	Certification of Jean R. Hale, Chairman, President and CEO, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2+
Certification of Kevin J. Stumbo, Executive Vice President, Chief Financial Officer, and Treasurer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Community Trust Bancorp, Inc. Dividend Reinvestment Plan, as amended December 20, 2013 {incorporated by reference to registration statement no. 333-193011}

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

* Management contracts and compensatory plans and arrangements required to be filed as exhibits pursuant to Item 15(b) of this report.

+ Furnished with this report.

(b)	Exhibits

The response to this portion of Item 15 is submitted in (a) 3. above.

(c)	Financial Statement Schedules

None

Item 16.	Form 10-K Summary
None

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMUNITY TRUST BANCORP, INC.

February 28, 2020	By:	/s/ Jean R. Hale

Jean R. Hale
Chairman, President, and Chief Executive Officer

/s/ Kevin J. Stumbo

Kevin J. Stumbo
Executive Vice President, Chief Financial Officer, and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

February 28, 2020	/s/ Jean R. Hale	Chairman, President, and Chief Executive Officer
Jean R. Hale

February 28, 2020	/s/ Kevin J. Stumbo	Executive Vice President, Chief Financial Officer, and Treasurer
Kevin J. Stumbo

February 28, 2020	/s/ Charles J. Baird	Director
Charles J. Baird

February 28, 2020	/s/ Nick Carter	Director
Nick Carter

February 28, 2020	/s/ Franklin H. Farris, Jr.	Director
Franklin H. Farris, Jr.

February 28, 2020	/s/ James E. McGhee, II	Director
James E. McGhee II

February 28, 2020	/s/ M. Lynn Parrish	Director
M. Lynn Parrish

February 28, 2020	/s/ Anthony W. St. Charles	Director
Anthony W. St. Charles