Form 10-Q
period 2020-03-31
COMMUNITY TRUST BANCORP INC /KY/
filed 2020-05-08
CIK 350852

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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

(606) 432-1414
(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock
(Title of class)

CTBI	The The Nasdaq Stock Market LLC Global Select Market
(Trading symbol)	(Name of exchange on which registered)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes ☑	No

Indicate by check mark whether the registrant has submitted electronically every interactive data file required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes ☑	No

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

Common stock – 17,794,598 shares outstanding at April 30, 2020

CAUTIONARY STATEMENT
REGARDING FORWARD LOOKING STATEMENTS

Certain of the statements contained herein that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. Community Trust Bancorp, Inc.’s (“CTBI”) actual results may differ materially from those included in the forward-looking statements. Forward-looking statements are typically identified by words or phrases such as “believe,” “expect,” “anticipate,” “intend,” “estimate,” “may increase,” “may fluctuate,” and similar expressions or future or conditional verbs such as “will,” “should,” “would,” and “could.” These forward-looking statements involve risks and uncertainties including, but not limited to, economic conditions, portfolio growth, the credit performance of the portfolios, including bankruptcies, and seasonal factors; changes in general economic conditions including the performance of financial markets, prevailing inflation and interest rates, realized gains from sales of investments, gains from asset sales, and losses on commercial lending activities; the effects of the COVID-19 pandemic on our business operations and credit quality and on general economic and financial market conditions, as well as our ability to respond to the related challenges; results of various investment activities; the effects of competitors’ pricing policies, changes in laws and regulations, competition, and demographic changes on target market populations’ savings and financial planning needs; industry changes in information technology systems on which we are highly dependent; failure of acquisitions to produce revenue enhancements or cost savings at levels or within the time frames originally anticipated or unforeseen integration difficulties; and the resolution of legal  proceedings and related matters.  In addition, the banking industry in general is subject to various monetary, operational, and fiscal policies and regulations, which include, but are not limited to, those determined by the Federal Reserve Board, the Federal Deposit Insurance Corporation, the Consumer Financial Protection Bureau, and state regulators, whose policies, regulations, and enforcement actions could affect CTBI’s results.  These statements are representative only on the date hereof, and CTBI undertakes no obligation to update any forward-looking statements made.

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

The accompanying information has not been audited by our independent registered public accountants; however, in the opinion of management such information reflects all adjustments necessary for a fair presentation of the results for the interim period.  All such adjustments are of a normal and recurring nature.

The accompanying condensed consolidated financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all of the disclosures normally required by accounting principles generally accepted in the United States of America or those normally made in the Registrant’s annual report on Form 10-K.  Accordingly, the reader of the Form 10-Q should refer to the Registrant’s Form 10-K for the year ended December 31, 2019 for further information in this regard.

Community Trust Bancorp, Inc.
Condensed Consolidated Balance Sheets

(dollars in thousands)	(unaudited) March 31 2020	December 31 2019
Assets:
Cash and due from banks	$67,728	$58,680
Interest bearing deposits	124,974	206,003
Federal funds sold	0	0
Cash and cash equivalents	192,702	264,683

Certificates of deposit in other banks	245	245
Debt securities available-for-sale at fair value (amortized cost of $625,914 and $593,945, respectively)	633,479	599,844
Debt securities held-to-maturity at amortized cost (fair value of $0 and $517, respectively)	0	517
Equity securities at fair value	1,721	1,953
Loans held for sale	1,403	1,167

Loans	3,287,541	3,248,664
Allowance for credit losses*	(49,445)	(35,096)
Net loans	3,238,096	3,213,568

Premises and equipment, net	43,568	44,046
Right-of-use asset	14,210	14,550
Federal Home Loan Bank stock	11,354	10,474
Federal Reserve Bank stock	4,887	4,887
Goodwill	65,490	65,490
Bank owned life insurance	69,609	69,269
Mortgage servicing rights	2,481	3,263
Other real estate owned	19,816	19,480
Accrued interest receivable	14,680	14,836
Other assets	38,904	37,731
Total assets	$4,352,645	$4,366,003

Liabilities and shareholders’ equity:
Deposits:
Noninterest bearing	$860,844	$865,760
Interest bearing	2,534,264	2,539,812
Total deposits	3,395,108	3,405,572

Repurchase agreements	236,908	226,917
Federal funds purchased	4,907	7,906
Advances from Federal Home Loan Bank	411	415
Long-term debt	57,841	57,841
Deferred taxes	2,719	5,110
Operating lease liability	13,400	13,729
Finance lease liability	1,453	1,456
Accrued interest payable	3,447	2,839
Other liabilities	23,529	29,332
Total liabilities	3,739,723	3,751,117

Shareholders’ equity:
Preferred stock, 300,000 shares authorized and unissued	-	-
Common stock, $5 par value, shares authorized 25,000,000; shares outstanding 2020 – 17,787,274; 2019 – 17,793,165	88,936	88,966
Capital surplus	224,277	224,907
Retained earnings	294,223	296,760
Accumulated other comprehensive income, net of tax	5,486	4,253
Total shareholders’ equity	612,922	614,886

Total liabilities and shareholders’ equity	$4,352,645	$4,366,003

*Effective January 1, 2020, the allowance for loan and lease losses became the allowance for credit losses with the implementation of ASU 2016-13, commonly referred to as CECL.

See notes to condensed consolidated financial statements.

Community Trust Bancorp, Inc.
Condensed Consolidated Statements of Income and Comprehensive Income
(unaudited)

	Three Months Ended
	March 31
(in thousands except per share data)	2020	2019
Interest income:
Interest and fees on loans, including loans held for sale	$40,465	$40,910
Interest and dividends on securities
Taxable	3,046	3,163
Tax exempt	527	678
Interest and dividends on Federal Reserve Bank and Federal Home Loan Bank stock	140	296
Interest on Federal Reserve Bank deposits	496	786
Other, including interest on federal funds sold	25	56
Total interest income	44,699	45,889

Interest expense:
Interest on deposits	6,942	8,075
Interest on repurchase agreements and federal funds purchased	1,004	1,156
Interest on advances from Federal Home Loan Bank	0	39
Interest on long-term debt	509	636
Total interest expense	8,455	9,906

Net interest income	36,244	35,983
Provision for credit losses*	12,707	190
Net interest income after provision for credit losses	23,537	35,793

Noninterest income:
Service charges on deposit accounts	5,916	6,120
Gains on sales of loans, net	483	330
Trust and wealth management income	2,884	2,575
Loan related fees	95	573
Bank owned life insurance	573	558
Brokerage revenue	372	261
Securities gains	249	356
Other noninterest income	949	1,397
Total noninterest income	11,521	12,170

Noninterest expense:
Officer salaries and employee benefits	2,751	3,374
Other salaries and employee benefits	12,280	12,585
Occupancy, net	1,985	2,051
Equipment	721	739
Data processing	1,978	1,763
Bank franchise tax	1,812	1,715
Legal fees	477	430
Professional fees	569	531
Advertising and marketing	634	792
FDIC insurance	147	177
Other real estate owned provision and expense	869	771
Repossession expense	135	377
Amortization of limited partnership investments	888	777
Other noninterest expense	2,975	3,001
Total noninterest expense	28,221	29,083

Income before income taxes	6,837	18,880
Income taxes	258	3,941
Net income	6,579	14,939

Other comprehensive income:
Unrealized holding gains on securities available-for-sale:
Unrealized holding gains arising during the period	2,147	6,124
Less: Reclassification adjustments for realized gains included in net income	481	1
Tax expense	433	1,286
Other comprehensive income, net of tax	1,233	4,837
Comprehensive income	$7,812	$19,776

Basic earnings per share	$0.37	$0.84
Diluted earnings per share	$0.37	$0.84

Weighted average shares outstanding-basic	17,752	17,712
Weighted average shares outstanding-diluted	17,763	17,723

*Effective January 1, 2020, the provision for loan losses became the provision for credit losses with the implementation of ASU 2016-13, commonly referred to as CECL.

See notes to condensed consolidated financial statements.

Consolidated Statements of Changes in Shareholders’ Equity
Quarterly

(in thousands except per share and share amounts)	Common Shares	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Total
Balance, December 31, 2018	17,732,853	$88,665	$223,161	$258,935	$(6,611)	$564,150
Implementation of ASU 2016-02				(480)	0	(480)
Balance, January 1, 2019	17,732,853	88,665	223,161	258,455	(6,611)	563,670
Net income				14,939		14,939
Other comprehensive income, net of tax of $1,286					4,837	4,837
Cash dividends declared ($0.36 per share)				(6,378)		(6,378)
Issuance of common stock	19,065	95	163			258
Vesting of restricted stock	(12,186)	(61)	61			0
Issuance of restricted stock	27,921	140	(140)			0
Forfeiture of restricted stock	(59)	0	0			0
Stock-based compensation			181			181
Balance, March 31, 2019	17,767,594	$88,839	$223,426	$267,016	$(1,774)	$577,507

(in thousands except per share and share amounts)	Common Shares	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Total
Balance, December 31, 2019	17,793,165	$88,966	$224,907	$296,760	$4,253	$614,886
Implementation of ASU 2016-13				(2,366)		(2,366)
Balance, January 1, 2020	17,793,165	88,966	224,907	294,394	4,253	612,520
Net income				6,579		6,579
Other comprehensive income, net of tax of $433					1,233	1,233
Cash dividends declared ($0.38 per share)				(6,750)		(6,750)
Issuance of common stock	21,953	110	122			232
Repurchase of common stock	(32,664)	(164)	(935)			(1,099)
Issuance of restricted stock	21,544	108	(108)			0
Vesting of restricted stock	(16,724)	(84)	84			0
Stock-based compensation			207			207
Balance, March 31, 2020	17,787,274	$88,936	$224,277	$294,223	$5,486	$612,922

See notes to condensed consolidated financial statements.

Community Trust Bancorp, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended March 31
(in thousands)	2020	2019
Cash flows from operating activities:
Net income	$6,579	$14,939
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,356	1,427
Deferred taxes	(2,037)	2,008
Stock-based compensation	228	200
Provision for credit losses*	12,707	190
Write-downs of other real estate owned and other repossessed assets	458	489
Gains on sale of mortgage loans held for sale	(483)	(330)
Securities gains, net	(481)	(1)
Change in fair market value of equity securities	232	(355)
Gains on sale of assets, net	(3)	(51)
Proceeds from sale of mortgage loans held for sale	23,032	14,927
Funding of mortgage loans held for sale	(22,785)	(25,785)
Amortization of securities premiums and discounts, net	1,271	1,112
Change in cash surrender value of bank owned life insurance	(340)	(357)
Payment of operating lease liabilities	(444)	0
Mortgage servicing rights:
Fair value adjustments	926	(116)
New servicing assets created	(144)	333
Changes in:
Accrued interest receivable	156	683
Other assets	(1,173)	6,399
Accrued interest payable	608	(1,081)
Other liabilities	(5,939)	(2,541)
Net cash provided by operating activities	13,724	12,090

Cash flows from investing activities:
Certificates of deposit in other banks:
Maturity of certificates of deposit	0	2,450
Securities available-for-sale (AFS):
Purchase of AFS securities	(126,748)	(59,583)
Proceeds from the sales of AFS securities	21,746	12,550
Proceeds from prepayments and maturities of AFS securities	72,243	46,491
Securities held-to-maturity (HTM):
Proceeds from maturities of HTM securities	517	30
Change in loans, net	(41,183)	18,755
Purchase of premises and equipment	(423)	(226)
Redemption of stock by Federal Home Loan Bank	0	2,452
Investment in Federal Home Loan Bank stock	(880)	0
Proceeds from sale of other real estate and repossessed assets	116	964
Net cash provided by (used in) investing activities	(74,612)	23,883

Cash flows from financing activities:
Change in deposits, net	(10,464)	77,153
Change in repurchase agreements and federal funds purchased, net	6,992	5,414
Proceeds from Federal Home Loan Bank advances	25,000	30,000
Payments on advances from Federal Home Loan Bank	(25,004)	(30,005)
Payment of finance lease liabilities	(3)	0
Issuance of common stock	232	258
Repurchase of common stock	(1,099)	0
Dividends paid	(6,747)	(6,383)
Net cash provided by (used in) financing activities	(11,093)	76,437
Net increase (decrease) in cash and cash equivalents	(71,981)	112,410
Cash and cash equivalents at beginning of period	264,683	141,450
Cash and cash equivalents at end of period	$192,702	$253,860

Supplemental disclosures:
Interest paid	$7,848	$8,830
Non-cash activities:
Loans to facilitate the sale of other real estate owned and repossessed assets	718	1,797
Common stock dividends accrued, paid in subsequent quarter	224	215
Real estate acquired in settlement of loans	1,625	854

*Effective January 1, 2020, the provision for loan losses became the provision for credit losses with the implementation of ASU 2016-13, commonly referred to as CECL.

See notes to condensed consolidated financial statements.

Community Trust Bancorp, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1 - Summary of Significant Accounting Policies

In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments (which consist of normal recurring adjustments) necessary, to present fairly the condensed consolidated financial position as of March 31, 2020, the results of operations, other comprehensive income, changes in shareholders’ equity, and cash flows for the three months ended March 31, 2020 and 2019.  In accordance with accounting principles generally accepted in the United States of America for interim financial information, these statements do not include certain information and footnote disclosures required by accounting principles generally accepted in the United States of America for complete annual financial statements.  The results of operations and the cash flows for the three months ended March 31, 2020 and 2019 are not necessarily indicative of the results to be expected for the full year.  The condensed consolidated balance sheet as of December 31, 2019 has been derived from the audited consolidated financial statements of Community Trust Bancorp, Inc. (“CTBI”) for that period.  For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2019, included in our annual report on Form 10-K.

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

New Accounting Standards –

➢          Accounting for Credit Losses – In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.  This ASU is commonly referred to as “CECL” (Current Expected Credit Loss).  The provisions of ASU 2016-13 were issued to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments that are not accounted for at fair value through net income, including loans held for investment, held-to-maturity debt securities, trade and other receivables, net investment in leases and other commitments to extend credit held by a reporting entity at each reporting date.  This ASU requires that financial assets measured at amortized cost be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis.  The amendments in ASU 2016-13 eliminate the probable incurred loss recognition in current GAAP and reflect an entity’s current estimate of all expected credit losses.  The measurement of expected credit losses is based upon historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the financial assets.  The standard also included revisions and updates to the required footnote disclosures.   Please refer to Note 4 below.

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

Credit losses relating to available-for-sale debt securities are recorded through an allowance for credit losses rather than as a direct write-down to the security.  Management estimates potential losses on unfunded commitments by calculating an anticipated funding rate based on internal data and applies an estimated loss factor to the amounts expected to be funded.  CTBI maintains an unfunded commitment allowance as part of other liabilities.  The impact of the implementation of ASU No. 2016-13 was an increase of $112 thousand to this allowance and an $84 thousand impact to equity, net of tax.

ASU 2016-13 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019.  CTB elected ASU 2019-04 which allows that accrued interest will continue to be presented separately and not part of amortized cost on loans.  The difference in amortized cost basis versus consideration of loan balances impacts the ACL calculation by one basis point and is considered immaterial.  The primary difference is for indirect lending premiums.  Per ASC 326-20-30-2, if a loan does not share risk characteristics with other pooled loans, then the loan shall be evaluated for expected credit losses on an individual basis.  In determining what loans should be evaluated individually, CTBI has established that any loan with a balance of $1.0 million or greater that has one of the following characteristics with be individually evaluated:  has a criticized risk rating, is in nonaccrual status, is a troubled debt restructuring (“TDR”), or is 90 days or more past due.

Loans that meet the above criteria will be tested individually for loss exposure on a quarterly basis using a fair market value of the collateral securing the loan less estimated selling costs as compared to the recorded investment of the loan (principal plus interest owed unless in a nonaccrual status).  As an alternative, loans that are dependent upon the cash flows from business operations may be tested by determining the net present value of future cash flows discounted by the effective interest rate of the loan over the remaining term of the loan as appropriate.  A specific valuation reserve will be established for any individually tested loans that have loss exposure unless a charge-down of the loan balance is more appropriate.

As previously disclosed, CTBI formed an implementation team to oversee the adoption of the ASU including assessing the impact on its accounting and disclosures.  The implementation team was a cross-functional working group comprised of individuals from areas including credit, finance, and operations.  The team has established the historical data available and has identified the loan segments to be analyzed.  Credit losses for loans that no longer share similar risk characteristics are estimated on an individual basis.  The team has determined the portfolio methodologies and relevant economic factors to be utilized and began running parallel with its current model as part of the monthly fourth quarter 2019 loan portfolio analysis.  The team has developed a CECL allowance model which calculates reserves over the life of the loan and is largely driven by historical losses, portfolio characteristics, risk-grading, economic outlook, and other qualitative factors.  The methodologies utilize a single economic forecast over a twelve month reasonable and supportable forecast period with immediate reversion to historical losses.  CTBI adopted this ASU effective January 1, 2020 using the modified retrospective approach.  The effect of adoption was a $3.0 million increase in the allowance for credit losses (formerly referred to as the allowance for loan losses) and a $112 thousand increase in other liabilities for off-balance sheet credit exposure with a related decrease in shareholders’ equity of $2.4 million, net of deferred tax.  The table below shows the impact of the adoption of ASU 2016-13 by major loan classifications:

	December 31, 2019 Probable Incurred Losses		January 1, 2020 CECL Adoption
(dollars in thousands)	Amount	% of Portfolio	Amount	% of Portfolio
Allowance for loan and lease losses transitioned to allowance for credit losses:
Commercial	$21,683	1.30%	$21,680	1.30%
Residential mortgage	5,501	0.61%	7,319	0.81%
Consumer direct	1,711	1.16%	1,671	1.13%
Consumer indirect	6,201	1.18%	7,467	1.42%
Total allowance for loan and lease losses/allowance for credit losses	$35,096	1.08%	$38,137	1.17%

Reserve for unfunded lending commitments	$274		$386

In December 2018, the Office of the Comptroller of the Currency (the “OCC”), the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”), and the FDIC (the “FDIC” and, together with the Federal Reserve Board and the OCC, the “federal banking regulators”) approved a final rule to address changes to credit loss accounting under GAAP, including banking organizations’ implementation of CECL.  The final rule provided banking organizations the option to phase in over a three-year period the day-one adverse effects on regulatory capital that may result from the adoption of the new accounting standard.

On March 27, 2020, pursuant to the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”), federal banking regulators issued an interim final rule that delays the estimated impact on regulatory capital stemming from the implementation of CECL for a transition period of up to five years (the “CECL IFR”).  The CECL IFR provides banking organizations that are required (as of January 1, 2020) to adopt CECL for accounting purposes under U.S. generally accepted accounting principles during 2020 an option to delay an estimate of CECL’s impact on regulatory capital.  The capital relief in the CECL IFR is calibrated to approximate the difference in allowances under CECL relative to the incurred loss methodology for the first two years of the transition period.  The cumulative difference at the end of the second year of the transition period is then phased in to regulatory capital over a three-year transition period.  In this way, the CECL IFR gradually phases in the full effect of CECL on regulatory capital, providing a five-year transition period.  CTBI adopted CECL effective January 1, 2020 and chose the option to delay the estimated impact on regulatory capital using the relief options described above.

➢         Simplifying the Test for Goodwill Impairment – In January 2017, the FASB issued ASU No. 2017-04, Intangibles – Goodwill and Other (Topic 350) – Simplifying the Test for Goodwill Impairment.  These amendments eliminate Step 2 from the goodwill impairment test.  The amendments also eliminate the requirements from any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test.  An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary.  The guidance is effective for fiscal years beginning after December 15, 2019, and interim periods with those fiscal years, to be implemented on a prospective basis.  CTBI adopted ASU 2017-04 with no impact on our consolidated financial statements.

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

CTBI adopted ASU 2018-13 effective January 1, 2020 with minimal changes to our current reporting.

➢         Accounting for Costs of Implementing a Cloud Computing Service Agreement – In August 2018, the FASB issued ASU 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40):  Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which reduces complexity for the accounting for costs of implementing a cloud computing service arrangement.  This standard aligns the accounting for implementation costs of hosting arrangements, regardless of whether they convey a license to the hosted software.

The ASU aligns the following requirements for capitalizing implementation costs:

•	Those incurred in a hosting arrangement that is a service contract, and
•	Those incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license).

This ASU was effective beginning January 1, 2020 with no significant impact to our consolidated financial statements.

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

➢        Facilitation of the Effects of Reference Rate Reform on Financial Reporting – In April 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848) —Facilitation of the Effects of Reference Rate Reform on Financial Reporting.  In response to concerns about structural risks of interbank offered rates, and, particularly, the risk of cessation of the London Interbank Offered Rate (LIBOR), regulators around the world have undertaken reference rate reform initiatives to identify alternative reference rates that are more observable or transaction-based and less susceptible to manipulation.  The amendments in this ASU provide optional guidance for a limited time to ease the potential burden in accounting for (or recognizing the effects) of reference rate reform on financial reporting and provide optional expedients and exceptions for applying generally accepted accounting principles to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met.  This ASU applies only to contracts and hedging relationships that reference LIBOR or another reference rate expected to be discontinued due to reference rate reform.  The expedients and exceptions provided by the amendments do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022.  The amendments in this ASU are elective and are effective upon issuance for all entities.  The adoption of this ASU is not expected to have material impact on our consolidated financial statements.

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

With the implementation of CECL, an allowance will be recognized for credit losses relative to available-for-sale securities rather than as a reduction in the cost basis of the security.  Subsequent improvements in credit quality or reductions in estimated credit losses will be recognized immediately as a reversal of the previously recorded allowance, which aligns the income statement recognition of credit losses with the reporting period in which changes occur.

Held-to-maturity (“HTM”) securities will be subject to CECL.  CECL will require an allowance on these held-to-maturity debt securities for lifetime expected credit losses, determined by adjusting historical loss information for current conditions and reasonable and supportable forecasts.  The forward-looking evaluation of lifetime expected losses will be performed on a pooled basis for debt securities that share similar risk characteristics.  These allowances for expected losses must be made by the holder of the HTM debt security when the security is purchased.  At March 31, 2020, CTBI held no securities designated as held-to-maturity.

CTBI accounts for equity securities in accordance with ASC 321, Investments – Equity Securities.  ASC 321 requires equity investments (except those accounted for under the equity method and those that result in the consolidation of the investee) to be measured at fair value, with changes in fair values recognized in net income.

Equity securities with a readily determinable fair value are required to be measured at fair value, with changes in fair value recognized through net income.  Equity securities without a readily determinable fair value are carried at cost, less any impairment, if any, plus or minus changes resulting from observable price changes for identical or similar investments.  As permitted by ASC 321-10-35-2, CTBI can make an irrevocable election to subsequently measure an equity security without a readily determinable fair value, and all identical or similar investments of the same issuer, including future purchases of identical or similar investments of the same issuer, at fair value.  CTBI has made this election for its Visa Class B equity securities.  The fair value of these securities was determined by a third party service provider using Level 3 inputs as defined in ASC 820, Fair Value Measurement, and changes in fair value are recognized in income.

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

The provisions of the CARES Act included an election to not apply the guidance on accounting for troubled debt restructurings to loan modifications, such as extensions or deferrals, related to COVID-19 made between March 1, 2020 and the earlier of (i) December 31, 2020 or (ii) 60 days after the end of the COVID-19 national emergency.  The relief can only be applied to modifications for borrowers that were not more than 30 days past due as of December 31, 2019.  CTBI elected to adopt these provisions of the CARES Act.

Loan origination and commitment fees and certain direct loan origination costs are deferred and the net amount amortized over the estimated life of the related loans, leases, or commitments as a yield adjustment.

Allowance for Credit Losses – FASB issued ASU 2016-13 in 2016 which introduced the current expected credit losses methodology (CECL) for estimating allowances for credit losses.  This accounting change was effective January 1, 2020.  CTBI measures expected credit losses of financial assets on a collective (pool) basis using loss-rate methods when the financial assets share similar risk characteristics.  Loans that do not share risk characteristics are evaluated on an individual basis.  Regardless of an initial measurement method, once it is determined that foreclosure is probable, the allowance for credit losses is measured based on the fair value of the collateral as of the measurement date.  As a practical expedient, the fair value of the collateral may be used for a loan when determining the allowance for credit losses for which the repayment is expected to be provided substantially through the operation or sale of the collateral when the borrower is experiencing financial difficulty.  The fair value shall be adjusted for selling costs.  For collateral-dependent financial assets, the credit loss expected may be zero if the fair value less costs to sell exceed the amortized cost of the loan.  Loans shall not be included in both collective assessments and individual assessments.

In the event that collection of principal becomes uncertain, CTBI has policies in place to reverse accrued interest in a timely manner.  Therefore, CTBI elected ASU 2019-04 which allows that accrued interest would continue to be presented separately and not part of amortized cost on loan.  The methodology used by CTBI is developed using the current loan balance, which is then compared to amortized cost balances to analyze the impact.  The difference in amortized cost basis versus consideration of loan balances impacts the allowance for credit losses calculation by one basis point and is considered immaterial.  The primary difference is for indirect lending premiums.

We maintain an allowance for credit losses (“ACL”) at a level that is appropriate to cover estimated credit losses on individually evaluated loans, as well as estimated credit losses inherent in the remainder of the loan and lease portfolio.  Credit losses are charged and recoveries are credited to the ACL.

We utilize an internal risk grading system for commercial credits.  Those credits that meet the following criteria are subject to individual evaluation: the loan has an outstanding bank share balance of $1 million or greater and (i) has a criticized risk rating, (ii) is in nonaccrual status, (iii) is a TDR, or (iv) is  90 days or more past due. The borrower’s cash flow, adequacy of collateral coverage, and other options available to CTBI, including legal remedies, are evaluated.  We evaluate the collectability of both principal and interest when assessing the need for loss provision.  Historical loss rates are analyzed and applied to other commercial loan segments not subject to individual evaluation.

Homogenous loans, such as consumer installment, residential mortgages, and home equity lines are not individually risk graded.  The associated ACL for these loans is measured in pools with similar risk characteristics under ASC 326.

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

Historical loss rates for loans are adjusted for significant factors that, in management’s judgment, reflect the impact of any current conditions on loss recognition.  With the implementation of ASC 326, weighted average life (“WAL”) calculations were completed as a tool to determine the life of CTBI’s various loan segments.  Vintage modeling was used to determine the life of loan losses for consumer and residential real estate loans.  Static pool modeling was used to determine the life of loan losses for commercial loan segments.  Qualitative factors used to derive CTBI’s total ACL include delinquency trends, current economic conditions and trends, strength of supervision and administration of the loan portfolio, levels of underperforming loans, trends in loan losses, and underwriting exceptions.  With the implementation of ASC 326, forecasting factors including unemployment rates and industry specific forecasts for industries in which our total exposure is 5% of capital or greater are also included as factors in the ACL model.  Management continually reevaluates the other subjective factors included in its ACL analysis.

Troubled Debt Restructurings – Troubled debt restructurings are certain loans that have been modified where economic concessions have been granted to borrowers who have experienced financial difficulties. These concessions typically result from our loss mitigation activities and could include reductions in the interest rate, payment extensions, forgiveness of principal, forbearance or other actions.  Modifications of terms for our loans and their inclusion as troubled debt restructurings are based on individual facts and circumstances.  Loan modifications that are included as troubled debt restructurings may involve either an increase or reduction of the interest rate, extension of the term of the loan, or deferral of principal and/or interest payments, regardless of the period of the modification.  All of the loans identified as troubled debt restructuring were modified due to financial stress of the borrower.  In order to determine if a borrower is experiencing financial difficulty, an evaluation is performed to determine the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification.  This evaluation is performed under CTBI’s internal underwriting policy.

When we modify loans and leases in a troubled debt restructuring, we evaluate any possible impairment based on the present value of expected future cash flows, discounted at the contractual interest rate of the original loan agreement, or use the current fair value of the collateral, less selling costs for collateral dependent loans. If we determined that the value of the modified loan is less than the recorded investment in the loan (net of previous charge-offs, deferred loan fees or costs and unamortized premium or discount), impairment is recognized through an allowance estimate or a charge-off to the allowance. In periods subsequent to modification, we evaluate troubled debt restructurings, including those that have payment defaults, for possible impairment and recognize impairment through the allowance.

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

Income Taxes – Income tax expense is based on the taxes due on the consolidated tax return plus deferred taxes based on the expected future tax benefits and consequences of temporary differences between carrying amounts and tax bases of assets and liabilities, using enacted tax rates.  Any interest and penalties incurred in connection with income taxes are recorded as a component of income tax expense in the consolidated financial statements.  During the three months ended March 31, 2020 and 2019, CTBI has not recognized a significant amount of interest expense or penalties in connection with income taxes.

Note 2 – Stock-Based Compensation

CTBI’s compensation expense related to stock option grants was $2 thousand and $10 thousand for the three months ended March 31, 2020 and 2019, respectively.  As of March 31, 2020, there was no unrecognized compensation expense related to unvested stock option awards, as all stock option awards have fully vested.  There were no stock options granted in the first three months of 2020 or 2019.

Restricted stock expense for the three months ended March 31, 2020 and 2019 was $226 thousand and $190 thousand, respectively, including $21 thousand and $19 thousand in dividends paid for each period.  As of March 31, 2020, there was a total of $2.2 million of unrecognized compensation expense related to restricted stock grants that will be recognized as expense as the awards vest over a weighted average period of 3.0 years.  There were 21,544 and 27,921 shares of restricted stock granted during the three months ended March 31, 2020 and 2019, respectively.  The restricted stock was issued pursuant to the terms of CTBI’s 2015 Stock Ownership Incentive Plan.  The restrictions on the restricted stock will lapse ratably over four years, except for a 2,500 management retention restricted stock award granted in January 2020 which will vest at the end of five years, subject to such management employee’s continued employment.  However, in the event of certain participant employee termination events occurring within 24 months of a change in control of CTBI or the death of the participant, the restrictions will lapse, and in the event of the participant’s disability, the restrictions will lapse on a pro rata basis.  The Compensation Committee will have discretion to review and revise restrictions applicable to a participant’s restricted stock in the event of the participant’s retirement.

Note 3 – Securities

Debt securities are classified into held-to-maturity and available-for-sale categories.  Held-to-maturity (HTM) securities are those that CTBI has the positive intent and ability to hold to maturity and are reported at amortized cost.  Available-for-sale (AFS) securities are those that CTBI may decide to sell if needed for liquidity, asset-liability management or other reasons.  Available-for-sale securities are reported at fair value, with unrealized gains or losses included as a separate component of equity, net of tax.  As of March 31, 2020, CTBI had no held-to-maturity securities.

The amortized cost and fair value of debt securities at March 31, 2020 are summarized as follows:

Available-for-Sale

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury and government agencies	$159,199	$1,009	$(337)	$159,871
State and political subdivisions	96,171	3,068	(43)	99,196
U.S. government sponsored agency mortgage-backed securities	313,979	8,358	(1,294)	321,043
Other debt securities	56,565	0	(3,196)	53,369
Total available-for-sale securities	$625,914	$12,435	$(4,870)	$633,479

The amortized cost and fair value of debt securities at December 31, 2019 are summarized as follows:

Available-for-Sale

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury and government agencies	$171,250	$476	$(576)	$171,150
State and political subdivisions	99,403	2,941	(37)	102,307
U.S. government sponsored agency mortgage-backed securities	291,874	4,443	(1,072)	295,245
Other debt securities	31,418	0	(276)	31,142
Total available-for-sale securities	$593,945	$7,860	$(1,961)	$599,844

Held-to-Maturity

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
State and political subdivisions	$517	$0	$0	$517
Total held-to-maturity securities	$517	$0	$0	$517

The amortized cost and fair value of debt securities at March 31, 2020 by contractual maturity are shown below.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale
(in thousands)	Amortized Cost	Fair Value
Due in one year or less	$82,872	$83,574
Due after one through five years	20,033	20,371
Due after five through ten years	91,340	91,659
Due after ten years	61,125	63,463
U.S. government sponsored agency mortgage-backed securities	313,979	321,043
Other debt securities	56,565	53,369
Total debt securities	$625,914	$633,479

As of March 31, 2020, we had a net securities gain of $249 thousand, consisting of a pre-tax gain of $481 thousand realized on sales and calls of AFS securities and an unrealized loss of $232 thousand from the fair market value adjustment of equity securities.  As of March 31, 2019, we had a net securities gain of $356 thousand, consisting of a pre-tax gain of $1 thousand realized on sales of AFS securities and an unrealized gain of $355 thousand from the fair market value adjustment of equity securities.

Equity Securities at Fair Value

CTBI made the election permitted by ASC 321-10-35-2 to record its Visa Class B shares at fair value.  Equity securities at fair value as of March 31, 2020 were $1.7 million, as a result of a $0.2 million decrease in the fair market value in the first quarter 2020.  The fair market value of equity securities increased $0.4 million in the first quarter 2019.  No equity securities were sold during the first quarter 2020.

The amortized cost of securities pledged as collateral, to secure public deposits and for other purposes, was $229.5 million at March 31, 2020 and $239.1 million at December 31, 2019.

The amortized cost of securities sold under agreements to repurchase amounted to $262.6 million at March 31, 2020 and $261.5 million at December 31, 2019.

CTBI evaluates its investment portfolio on a quarterly basis for impairment.  The analysis performed as of March 31, 2020 indicates that all impairment is considered temporary, market and interest rate driven, and not credit-related.  The percentage of total debt securities with unrealized losses as of March 31, 2020 was 31.3% compared to 42.8% as of December 31, 2019.  The following tables provide the amortized cost, gross unrealized losses, and fair market value, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position as of March 31, 2020 that are not deemed to have credit losses.  As stated above, CTBI had no HTM securities as of March 31, 2020.

Available-for-Sale

(in thousands)	Amortized Cost	Gross Unrealized Losses	Fair Value
Less Than 12 Months
U.S. Treasury and government agencies	$14,713	$(86)	$14,627
State and political subdivisions	1,113	(43)	1,070
U.S. government sponsored agency mortgage-backed securities	40,026	(570)	39,456
Other debt securities	56,565	(3,196)	53,369
Total <12 months impaired AFS securities	112,417	(3,895)	108,522

12 Months or More
U.S. Treasury and government agencies	51,913	(251)	51,662
State and political subdivisions	0	0	0
U.S. government sponsored agency mortgage-backed securities	38,762	(724)	38,038
Other debt securities	0	0	0
Total ≥12 months impaired AFS securities	90,675	(975)	89,700

Total
U.S. Treasury and government agencies	66,626	(337)	66,289
State and political subdivisions	1,113	(43)	1,070
U.S. government sponsored agency mortgage-backed securities	78,788	(1,294)	77,494
Other debt securities	56,565	(3,196)	53,369
Total impaired AFS securities	$203,092	$(4,870)	$198,222

The analysis performed as of December 31, 2019 indicated that all impairment was considered temporary, market and interest rate driven, and not credit-related.  The following tables provide the amortized cost, gross unrealized losses, and fair market value, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position as of December 31, 2019 that are not deemed to be other-than-temporarily impaired.  There were no held-to-maturity securities that were deemed to be impaired as of December 31, 2019.

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

U.S. Treasury and Government Agencies

The unrealized losses in U.S. Treasury and government agencies were caused by interest rate increases.  The contractual terms of those investments do not permit the issuer to settle the securities at a price less than par which will equal amortized cost at maturity.  CTBI does not intend to sell the investments and it is not more likely than not that we will be required to sell the investments before recovery of their amortized cost.

State and Political Subdivisions

The unrealized losses in securities of state and political subdivisions were caused by interest rate increases.  The contractual terms of those investments do not permit the issuer to settle the securities at a price less than par which will equal amortized cost at maturity.  CTBI does not intend to sell the investments before recovery of their amortized cost and it is not more likely than not that we will be required to sell the investments before recovery of their amortized cost.

U.S. Government Sponsored Agency Mortgage-Backed Securities

The unrealized losses in U.S. government sponsored agency mortgage-backed securities were caused by interest rate increases.  CTBI expects to recover the amortized cost basis over the term of the securities.  CTBI does not intend to sell the investments, and it is not more likely than not we will be required to sell the investments before recovery of their amortized cost.

Other Debt Securities

The unrealized losses in other debt securities were caused by interest rate increases.  The contractual terms of those investments do not permit the issuer to settle the securities at a price less than par which will equal amortized cost at maturity.  CTBI does not intend to sell the investments and it is not more likely than not that we will be required to sell the investments before recovery of their amortized cost.

Note 4 – Loans

Major classifications of loans, net of unearned income, deferred loan origination costs and fees, and net premiums on acquired loans, are summarized as follows:

(in thousands)	March 31, 2020
Hotel/motel	$248,717
Commercial real estate residential	262,065
Commercial real estate nonresidential	771,687
Dealer floorplans	80,828
Commercial other	313,646
Commercial loans	1,676,943

Real estate mortgage	798,891
Home equity lines	111,837
Residential loans	910,728

Consumer direct	145,403
Consumer indirect	554,467
Consumer loans	699,870

Loans and lease financing	$3,287,541

(in thousands)	December 31, 2019
Commercial construction	$104,809
Commercial secured by real estate	1,169,975
Equipment lease financing	481
Commercial other	389,683
Real estate construction	63,350
Real estate mortgage	733,003
Home equity	111,894
Consumer direct	148,051
Consumer indirect	527,418
Total loans	$3,248,664

The segments presented for March 31, 2020 reflect the implementation of ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, while the December totals are presented under the previous incurred loss model.  CTB adopted ASC 326 for all financial assets measured at amortized cost and off-balance sheet credit exposures.  Results of reporting periods beginning January 1, 2020 are presented under ASC 326 while prior period amounts continue to be reported in accordance with previously applicable GAAP.

CTBI has segregated and evaluates its loan portfolio through nine portfolio segments with similar risk characteristics. CTBI serves customers in small and mid-sized communities in eastern, northeastern, central, and south central Kentucky, southern West Virginia, and northeastern Tennessee.  Therefore, CTBI’s exposure to credit risk is significantly affected by changes in these communities.

Hotel/motel loans are a significant concentration for CTBI, representing approximately 7.5% of total loans.  This industry has unique risk characteristics as it is highly susceptible to changes in the domestic and global economic environments, which can cause the industry to experience substantial volatility.  Additionally, any hotel/motel construction loans would be included in this segment as CTBI’s construction loans are primarily completed as one loan going from construction to permanent financing.  These loans are originated based on the borrower’s ability to service the debt and secondarily based on the fair value of the underlying collateral.

Commercial real estate residential loans are commercial purpose construction and permanent financed loans for commercial purpose 1-4 family/multi-family properties.  These loans are originated based on the borrower’s ability to service the debt and secondarily based on the fair value of the underlying collateral.

Commercial real estate nonresidential loans are secured by nonfarm, nonresidential properties, farmland, and other commercial real estate.  These loans are originated based on the borrower’s ability to service the debt and secondarily based on the fair value of the underlying collateral.  Construction for commercial real estate nonresidential loans are also included in this segment as these loans are generally one loan for construction to permanent financing.

Prior to the implementation of ASU No. 2016-13, all commercial real estate loans were segmented together with construction loans presented separately.

Dealer floorplans have historically been reviewed by management as a separate segment of the commercial loan portfolio although for SEC reporting they were combined within the commercial other segment. With the implementation of ASU No. 2016-13, CTBI segmented dealer floorplans separately as they are a unique product with unique risk factors.  The primary unique factor relevant to dealer floorplans is the ability of the borrower to misappropriate funds provided at the point of sale as their floorplan is collateralized under a blanket security agreement and without specific liens on individual units.  This risk is mitigated by the use of periodic inventory audits.  These audits are performed monthly and follow up is required on any out of compliance items identified.  These audits are subject to increasing frequency when fact patterns suggest more scrutiny is required.

 Commercial other loans consist of commercial check loans, agricultural loans, receivable financing, loans to financial institutions, loans for purchasing or carrying securities, and other commercial purpose loans.  Commercial loans are underwritten based on the borrower’s ability to service debt from the business’s underlying cash flows.  As a general practice, we obtain collateral such as equipment, or other assets, although such loans may be uncollateralized but guaranteed.

Residential real estate loans are a mixture of fixed rate and adjustable rate first and second lien residential mortgage loans and also include real estate construction loans which are typically for owner-occupied properties.  The terms of the real estate construction loans are generally short-term with permanent financing upon completion.  As a policy, CTBI holds adjustable rate loans and sells the majority of its fixed rate first lien mortgage loans into the secondary market.  Changes in interest rates or market conditions may impact a borrower’s ability to meet contractual principal and interest payments.  Residential real estate loans are secured by real property.

Home equity lines are primarily revolving adjustable rate credit lines secured by real property.

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

Not included in the loan balances above were loans held for sale in the amount of $1.4 million at March 31, 2020 and $1.2 million at December 31, 2019.

The following tables present the balance in the allowance for credit losses (“ACL”) for the period ended March 31, 2020 and the balance in the allowance for loan and lease losses (“ALLL”) and the recorded investment in loans based on portfolio segment and impairment method as of December 31, 2019 and March 31, 2019:

	March 31, 2020
(in thousands)	Hotel/ Motel	Commercial Real Estate Residential	Commercial Real Estate Nonresidential	Dealer Floorplans	Commercial Other	Real Estate Mortgage	Home Equity	Consumer Direct	Consumer Indirect	Total
ACL
Beginning balance, prior to adoption of ASC 326	$3,371	$3,439	$8,515	$802	$5,556	$4,604	$897	$1,711	$6,201	$35,096
Impact of adoption of ASC 326	170	(721)	119	820	(391)	1,893	(75)	(40)	1,265	3,040
Provision charged to expense	2,381	1,337	2,984	91	1,434	1,099	67	739	2,575	12,707
Losses charged off	0	(51)	(59)	0	(359)	(60)	0	(369)	(1,517)	(2,415)
Recoveries	0	8	4	0	169	7	1	122	706	1,017
Ending balance	$5,922	$4,012	$11,563	$1,713	$6,409	$7,543	$890	$2,163	$9,230	$49,445

	December 31, 2019
	Commercial Construction	Commercial Secured by Real Estate	Equipment Lease Financing	Commercial Other	Real Estate Construction	Real Estate Mortgage	Home Equity	Consumer Direct	Consumer Indirect	Total
ALLL
Balance, beginning of year	$862	$14,531	$12	$4,993	$512	$4,433	$841	$1,883	$7,841	$35,908
Provision charged to expense	497	(137)	(8)	3,032	(40)	414	172	528	361	4,819
Losses charged off	(72)	(727)	0	(2,179)	(100)	(767)	(139)	(1,100)	(4,652)	(9,736)
Recoveries	12	358	0	509	0	152	23	400	2,651	4,105
Balance, end of year	$1,299	$14,025	$4	$6,355	$372	$4,232	$897	$1,711	$6,201	$35,096

Ending balance:
Individually evaluated for impairment	$99	$227	$0	$886	$0	$0	$0	$0	$0	$1,212
Collectively evaluated for impairment	$1,200	$13,798	$4	$5,469	$372	$4,232	$897	$1,711	$6,201	$33,884

Loans
Ending balance:
Individually evaluated for impairment	$3,010	$41,379	$0	$11,073	$0	$2,309	$0	$0	$0	$57,771
Collectively evaluated for impairment	$101,799	$1,128,596	$481	$378,610	$63,350	$730,694	$111,894	$148,051	$527,418	$3,190,893

	March 31, 2019
(in thousands)	Commercial Construction	Commercial Secured by Real Estate	Equipment Lease Financing	Commercial Other	Real Estate Construction	Real Estate Mortgage	Home Equity	Consumer Direct	Consumer Indirect	Total
Allowance for loan losses
Beginning balance	$862	$14,531	$12	$4,993	$512	$4,433	$841	$1,883	$7,841	$35,908
Provision charged to expense	38	287	(2)	382	(116)	(278)	84	(119)	(86)	190
Losses charged off	0	(35)	0	(242)	0	(120)	(25)	(246)	(1,387)	(2,055)
Recoveries	3	17	0	84	0	18	1	117	721	961
Ending balance	$903	$14,800	$10	$5,217	$396	$4,053	$901	$1,635	$7,089	$35,004

Ending balance:
Individually evaluated for impairment	$164	$847	$0	$620	$0	$0	$0	$0	$0	$1,631
Collectively evaluated for impairment	$739	$13,953	$10	$4,597	$396	$4,053	$901	$1,635	$7,089	$33,373

Loans
Ending balance:
Individually evaluated for impairment	$3,632	$34,329	$0	$10,057	$0	$2,337	$0	$0	$0	$50,355
Collectively evaluated for impairment	$71,732	$1,148,475	$1,354	$378,003	$54,013	$717,955	$108,018	$141,855	$517,972	$3,139,377

CTBI derived its ACL balance by using vintage modeling for the consumer and residential portfolios.  Static pool models incorporating losses by credit risk rating were developed to determine credit loss balances for the commercial loan segments.

Qualitative loss factors are based on CTBI's judgment of delinquency trends, level of nonperforming loans, trend in loan losses, supervision and administration, quality control exceptions, and reasonable and supportable forecasts based on unemployment rates and industry concentrations.  CTBI has determined that twelve months represents a reasonable and supportable forecast period and reverts back to a historical loss rate immediately.   CTBI leverages economic projections from a reputable and independent third party to inform its loss driver forecasts over the twelve month forecast period. Other internal and external indicators of economic forecasts are also considered by CTBI when developing the forecast metrics.

CTBI also has an inherent model risk allocation included in its ACL calculation to allow for certain known model limitations as well as other potential risks not quantified elsewhere.  Management has identified the following known model limitations and made adjustments through this portion of the calculation for them:

(1) The inability to completely identify revolving lines of credit within the commercial other segment.  Management had to make assumptions regarding commercial renewals as those renewals are not tracked well by its loan system.

(2) The inability within the model to estimate the value of modifications made under troubled debt restructurings.  Management has manually calculated the estimated impact based on research of modified terms for troubled debt restructurings.

Also included in inherent model risk at implementation was the estimated allowance for previously impaired loans that had not been changed on CTBI’s loan system.  There were certain loans that met the definition of impaired previously that management did not consider to have significantly different risk characteristics based on the ACL methodology and segmentation, and therefore determined they would no longer require individual analysis.  The inherent model risk factor was decreased by $1.6 million as formerly impaired loans that are no longer individually analyzed were reassigned in the first quarter and returned to the appropriate loan segments where the historical loss and other qualitative factors were applied.

As of March 31, 2020, CTBI forecasted a significant increase in national unemployment rates and significant declines in hotel/motel, lessors of nonresidential properties and lessors of residential properties industries over the forecast period.  The projected economic decline, as well as increased reserves of $2.0 million on individually analyzed loans during the period, were the primary drivers of the increase in the ACL.

Refer to note 1 to the condensed consolidated financial statements for further information regarding our nonaccrual policy.  Per ASC 326, nonaccrual loans segregated by class of loans and loans 90 days past due and still accruing segregated by class of loans were as follows:

	March 31, 2020
(in thousands)	Nonaccrual Loans with No ACL	Nonaccrual Loan with ACL	90+ and Still Accruing	Total Nonperforming Loans

Hotel/motel	$0	$0	$133	$133
Commercial real estate residential	206	1,312	4,636	6,154
Commercial real estate nonresidential	0	3,404	7,128	10,532
Dealer floorplans	0	56	0	56
Commercial other	0	6,316	479	6,795
Total commercial loans	206	11,088	12,376	23,670

Real estate mortgage	0	5,286	4,730	10,016
Home equity lines	0	753	435	1,188
Total residential loans	0	6,039	5,165	11,204

Consumer direct	0	0	38	38
Consumer indirect	0	0	465	465
Total consumer loans	0	0	503	503

Loans and lease financing	$206	$17,127	$18,044	$35,377

(in thousands)	December 31, 2019
Commercial:
Commercial construction	$230
Commercial secured by real estate	3,759
Commercial other	3,839

Residential:
Real estate construction	634
Real estate mortgage	4,821
Home equity	716
Total nonaccrual loans	$13,999

The following tables present CTBI’s loan portfolio aging analysis, segregated by class, as of March 31, 2020 and December 31, 2019:

March 31, 2020
(in thousands)	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Current	Total Loans
Hotel/motel	$0	$0	$133	$133	$248,584	$248,717
Commercial real estate residential	1,514	1,412	6,128	9,054	253,011	262,065
Commercial real estate nonresidential	2,257	4,570	9,924	16,751	754,936	771,687
Dealer floorplans	0	0	0	0	80,828	80,828
Commercial other	1,683	686	6,594	8,963	304,683	313,646
Total commercial loans	5,454	6,668	22,779	34,901	1,642,042	1,676,943

Real estate mortgage	2,561	3,154	7,901	13,616	785,275	798,891
Home equity lines	831	156	733	1,720	110,117	111,837
Total residential loans	3,392	3,310	8,634	15,336	895,392	910,728

Consumer direct	735	589	38	1,362	144,041	145,403
Consumer indirect	4,153	816	465	5,434	549,033	554,467
Total consumer loans	4,888	1,405	503	6,796	693,074	699,870

Loans and lease financing	$13,734	$11,383	$31,916	$57,033	$3,230,508	$3,287,541

	December 31, 2019
(in thousands)	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Current	Total Loans	90+ and Accruing*
Commercial:
Commercial construction	$118	$0	$467	$585	$104,224	$104,809	$237
Commercial secured by real estate	2,734	5,969	12,366	21,069	1,148,906	1,169,975	8,820
Equipment lease financing	0	0	0	0	481	481	0
Commercial other	880	284	6,267	7,431	382,252	389,683	2,586
Residential:
Real estate construction	117	52	634	803	62,547	63,350	0
Real estate mortgage	774	5,376	10,320	16,470	716,533	733,003	7,088
Home equity	1,084	412	736	2,232	109,662	111,894	344
Consumer:
Consumer direct	945	230	97	1,272	146,779	148,051	97
Consumer indirect	4,037	909	447	5,393	522,025	527,418	448
Loans and lease financing	$10,689	$13,232	$31,334	$55,255	$3,193,409	$3,248,664	$19,620

*90+ and Accruing are also included in 90+ Days Past Due column.

The risk characteristics of CTBI’s material portfolio segments are as follows:

Hotel/motel loans are a significant concentration for CTBI, representing approximately 7.5% of total loans.  This industry has unique risk characteristics as it is highly susceptible to changes in the domestic and global economic environments, which can cause the industry to experience substantial volatility.  These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate.  Hotel/motel lending typically involves higher loan principal amounts and the repayment of these loans is generally dependent on the successful operation of the property securing the loan or the business conducted on the property securing the loan.  Management monitors and evaluates all commercial real estate loans based on collateral and risk grade criteria.  Commercial construction loans generally are made to customers for the purpose of building income-producing properties, and any hotel/motel construction loan would be included in this segment.  Personal guarantees of the principals are generally required.  Such loans are made on a projected cash flow basis and are secured by the project being constructed.  Construction loan draw procedures are included in each specific loan agreement, including required documentation items and inspection requirements.  Construction loans may convert to term loans at the end of the construction period, or may be repaid by the take-out commitment from another financing source.  If the loan is to convert to a term loan, the repayment ability is based on the borrower’s projected cash flow.  Risk is mitigated during the construction phase by requiring proper documentation and inspections whenever a draw is requested.  Loans in amounts greater than $500,000 generally require a performance bond to be posted by the general contractor to assure completion of the project.

Commercial real estate residential loans are commercial purpose construction and permanent financed loans for commercial purpose 1-4 family/multi-family properties.  All commercial real estate loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate.  Management monitors and evaluates all commercial real estate loans based on collateral and risk grade criteria.  Commercial residential construction loans generally are made to customers for the purpose of building income-producing properties.  Personal guarantees of the principals are generally required.  Such loans are made on a projected cash flow basis and are secured by the project being constructed.  Construction loan draw procedures are included in each specific loan agreement, including required documentation items and inspection requirements.  Construction loans may convert to term loans at the end of the construction period, or may be repaid by the take-out commitment from another financing source.  If the loan is to convert to a term loan, the repayment ability is based on the borrower’s projected cash flow.  Risk is mitigated during the construction phase by requiring proper documentation and inspections whenever a draw is requested.  Loans in amounts greater than $500,000 generally require a performance bond to be posted by the general contractor to assure completion of the project.

Commercial real estate nonresidential loans are secured by nonfarm, nonresidential properties, farmland, and other commercial real estate.  Construction for commercial real estate nonresidential loans are also included in this segment as these loans are generally one loan for construction to permanent financing.  All commercial real estate loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate.  Management monitors and evaluates all commercial real estate loans based on collateral and risk grade criteria.  Commercial nonresidential construction loans generally are made to customers for the purpose of building income-producing properties.  Personal guarantees of the principals are generally required.  Such loans are made on a projected cash flow basis and are secured by the project being constructed.  Construction loan draw procedures are included in each specific loan agreement, including required documentation items and inspection requirements.  Construction loans may convert to term loans at the end of the construction period, or may be repaid by the take-out commitment from another financing source.  If the loan is to convert to a term loan, the repayment ability is based on the borrower’s projected cash flow.  Risk is mitigated during the construction phase by requiring proper documentation and inspections whenever a draw is requested.  Loans in amounts greater than $500,000 generally require a performance bond to be posted by the general contractor to assure completion of the project.

Prior to the implementation of ASU No. 2016-13, all commercial real estate loans were segmented together with construction loans presented separately.

Dealer floorplans have historically been reviewed by management as a separate segment of the commercial loan portfolio although for SEC reporting they were combined within the commercial other segment. With the implementation of ASU No. 2016-13, CTBI segmented dealer floorplans separately as they are a unique product with unique risk factors.  CTBI maintains strict processing procedures over its floorplan product with any exceptions requested by a loan officer approved by the appropriate loan committee and the floorplan manager.

Dealer floorplans have historically been reviewed by management as a separate segment of the commercial loan portfolio although for SEC reporting they were combined within the commercial other segment.  Under the incurred loss model, these loans were included in the commercial other segment. This segment of loans is nearing the threshold of a loan concentration and has unique risk characteristics and as such it will be a segment under the new CECL methodology.

Commercial other loans are primarily based on the identified cash flows of the borrower and secondarily on the underlying collateral provided by the borrower.  The cash flows of borrowers, however, may not be as expected and the collateral securing these loans may fluctuate in value.  Most commercial loans are secured by the assets being financed or other business assets such as accounts receivable or inventory and may incorporate a personal guarantee; however, some short-term loans may be made on an unsecured basis.  In the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers.  As we underwrite our equipment lease financing in a manner similar to our commercial loan portfolio described below, the risk characteristics for this portfolio mirror that of the commercial loan portfolio.

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

The following tables present the credit risk profile of CTBI’s commercial loan portfolio based on rating category and payment activity, segregated by class of loans and based on last credit decision or year of origination:

	Term Loans Amortized Cost Basis by Origination Year
(in thousands)	2020	2019	2018	2017	2016	Prior	Revolving Loans	Total
Hotel/motel
Risk rating:
Pass	$8,621	$71,038	$41,059	$53,262	$23,743	$35,479	$74	$233,276
Special mention	0	0	0	0	0	0	0	0
Substandard	0	0	132	1,113	8,999	5,197	0	15,441
Doubtful	0	0	0	0	0	0	0	0
Total hotel/motel	$8,621	$71,038	$41,191	$54,375	$32,742	$40,676	$74	$248,717

Commercial real estate residential
Risk rating:
Pass	$14,777	$49,003	$35,510	$25,537	$34,625	$69,673	$12,213	$241,338
Special mention	0	3,102	633	967	451	61	0	5,214
Substandard	446	2,282	3,540	4,169	1,200	3,876	0	15,513
Doubtful	0	0	0	0	0	0	0	0
Total commercial real estate residential	$15,223	$54,387	$39,683	$30,673	$36,276	$73,610	$12,213	$262,065

Commercial real estate nonresidential
Risk rating:
Pass	$35,164	$128,993	$99,550	$102,018	$113,817	$220,958	$30,277	$730,777
Special mention	0	417	71	5	0	3,303	20	3,816
Substandard	1,737	7,125	1,742	4,008	1,989	20,003	459	37,063
Doubtful	0	0	0	0	0	31	0	31
Total commercial real estate nonresidential	$36,901	$136,535	$101,363	$106,031	$115,806	$244,295	$30,756	$771,687

Dealer floorplans
Risk rating:
Pass	$0	$0	$0	$0	$0	$0	$80,772	$80,772
Special mention	0	0	0	0	0	0	0	0
Substandard	0	0	0	0	0	0	0	0
Doubtful	0	0	0	0	0	0	56	56
Total dealer floorplans	$0	$0	$0	$0	$0	$0	$80,828	$80,828

Commercial other
Risk rating:
Pass	$44,077	$49,654	$40,094	$20,059	$10,245	$30,174	$102,022	$296,325
Special mention	0	0	5,062	285	480	51	0	5,878
Substandard	1,840	4,413	308	501	3,451	837	93	11,443
Doubtful	0	0	0	0	0	0	0	0
Total commercial other	$45,917	$54,067	$45,464	$20,845	$14,176	$31,062	$102,115	$313,646

Commercial loans
Risk rating:
Pass	$102,639	$298,688	$216,213	$200,876	$182,430	$356,284	$225,358	$1,582,488
Special mention	0	3,519	5,766	1,257	931	3,415	20	14,908
Substandard	4,023	13,820	5,722	9,791	15,639	29,913	552	79,460
Doubtful	0	0	0	0	0	31	56	87
Total commercial loans	$106,662	$316,027	$227,701	$211,924	$199,000	$389,643	$225,986	$1,676,943

(in thousands)	Commercial Construction	Commercial Secured by Real Estate	Equipment Leases	Commercial Other	Total
December 31, 2019
Pass	$98,102	$1,036,573	$481	$358,203	$1,493,359
Watch	3,595	54,338	0	13,618	71,551
OAEM	254	27,964	0	6,065	34,283
Substandard	2,858	51,068	0	11,737	65,663
Doubtful	0	32	0	60	92
Total	$104,809	$1,169,975	$481	$389,683	$1,664,948

The following tables present the credit risk profile of CTBI’s residential real estate and consumer loan portfolios based on performing or nonperforming status, segregated by class:

	Term Loans Amortized Cost Basis by Origination Year
	2020	2019	2018	2017	2016	Prior	Revolving Loans	Total
Home equity lines
Performing	$0	$86	$0	$0	$8	$11,571	$98,984	$110,649
Nonperforming	0	0	0	0	0	763	425	1,188
Total home equity lines	$0	$86	$0	$0	$8	$12,334	$99,409	$111,837

Mortgage loans
Performing	$35,151	$161,387	$94,854	$88,911	$70,449	$338,123	$0	$788,875
Nonperforming	0	348	596	240	509	8,323	0	10,016
Total mortgage loans	$35,151	$161,735	$95,450	$89,151	$70,958	$346,446	$0	$798,891

Residential loans
Performing	$35,151	$161,473	$94,854	$88,911	$70,457	$349,694	$98,984	$899,524
Nonperforming	0	348	596	240	509	9,086	425	11,204
Total residential loans	$35,151	$161,821	$95,450	$89,151	$70,966	$358,780	$99,409	$910,728

Consumer direct loans
Performing	$15,792	$54,032	$29,905	$16,359	$10,196	$19,081	$0	$145,365
Nonperforming	0	6	27	4	1	0	0	38
Total consumer direct loans	$15,792	$54,038	$29,932	$16,363	$10,197	$19,081	$0	$145,403

Consumer indirect loans
Performing	$85,017	$179,367	$145,511	$80,000	$42,101	$22,006	$0	$554,002
Nonperforming	0	190	93	105	35	42	0	465
Total consumer indirect loans	$85,017	$179,557	$145,604	$80,105	$42,136	$22,048	$0	$554,467

Consumer loans
Performing	$100,809	$233,399	$175,416	$96,359	$52,297	$41,087	$0	$699,367
Nonperforming	0	196	120	109	36	42	0	503
Total consumer loans	$100,809	$233,595	$175,536	$96,468	$52,333	$41,129	$0	$699,870

(in thousands)	Real Estate Construction	Real Estate Mortgage	Home Equity	Consumer Direct	Consumer Indirect	Total
December 31, 2019
Performing	$62,716	$721,094	$110,834	$147,954	$526,970	$1,569,568
Nonperforming	634	11,909	1,060	97	448	14,148
Total	$63,350	$733,003	$111,894	$148,051	$527,418	$1,583,716

A loan is considered nonperforming if it is 90 days or more past due and/or on nonaccrual.

The total of consumer mortgage loans secured by real estate properties for which formal foreclosure proceedings are in process totaled $3.1 million at March 31, 2020 compared to $2.4 million at December 31, 2019.

In accordance with ASC 326-20-30-2, if a loan does not share risk characteristics with other pooled loans in determining the allowance for credit losses, the loan shall be evaluated for expected credit losses on an individual basis. Of the loans that CTBI has individually evaluated, the loans listed below by segment are those that are collateral dependent:

	March 31, 2020
(in thousands)	Number of Loans	Recorded Investment	Specific Reserve
Hotel/motel	3	$14,712	$250
Commercial real estate residential	7	5,125	92
Commercial real estate nonresidential	16	25,296	720
Commercial other	5	9,569	957
Total collateral dependent loans	31	$54,702	$2,019

The hotel/motel, commercial real estate residential, and commercial real estate nonresidential segments are all collateralized with real estate.  The five loans listed in the commercial other segment are collateralized by various chattel and real estate collateral with $5.1 million collateralized by a leasehold mortgage and assignment of lease on commercial property as well as furniture, fixtures, and equipment of the leasehold property, $4.1 million primarily collateralized by underground coal mining equipment and junior real estate liens, and the remaining $0.4 million collateralized by a mix of commercial real estate and liens on furniture, fixtures, and equipment.

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

During the first quarter of 2020, certain loans were modified in troubled debt restructurings, where economic concessions were granted to borrowers consisting of reductions in the interest rates, payment extensions, forgiveness of principal, and forbearances.  Presented below, segregated by class of loans, are troubled debt restructurings that occurred during the three months ended March 31, 2020 and 2019 and the year ended December 31, 2019:

	Three Months Ended March 31, 2020
		Pre- Modification Outstanding Recorded Investment		Post- Modification Outstanding Recorded Investment
(in thousands)	Number of Loans	Term	Total Modification	Term Modification	Total Modification
New troubled debt restructurings
Commercial real estate residential	8	$4,397	$4,397	$4,399	$4,399
Commercial real estate nonresidential	9	2,345	2,345	2,336	2,336
Commercial other	5	464	464	399	399
Total commercial loans	22	7,206	7,206	7,134	7,134

Real estate mortgage	1	388	388	388	388
Total residential loans	1	388	388	388	388

Total troubled debt restructurings	23	$7,594	$7,594	$7,522	$7,522

	Year Ended December 31, 2019
(in thousands)	Number of Loans	Term Modification	Rate Modification	Combination	Post- Modification Outstanding Balance
Commercial:
Commercial secured by real estate	17	$6,105	$0	$679	$6,784
Commercial other	17	1,565	0	264	1,829
Residential:
Real estate mortgage	1	463	0	0	463
Total troubled debt restructurings	35	$8,133	$0	$943	$9,076

	Three Months Ended March 31, 2019
(in thousands)	Number of Loans	Term Modification	Rate Modification	Combination	Post- Modification Outstanding Balance
Commercial:
Commercial secured by real estate	5	$828	$0	$642	$1,470
Commercial other	7	1,122	0	140	1,262
Residential:
Real estate mortgage	1	463	0	0	463
Total troubled debt restructurings	13	$2,413	$0	$782	$3,195

No charge-offs have resulted from modifications for any of the presented periods.  We had commitments to extend additional credit in the amount of $95 thousand and $82 thousand at March 31, 2020 and December 31, 2019, on loans that were considered troubled debt restructurings.

Loans retain their accrual status at the time of their modification. As a result, if a loan is on nonaccrual at the time it is modified, it stays as nonaccrual, and if a loan is on accrual at the time of the modification, it generally stays on accrual.  Commercial and consumer loans modified in a troubled debt restructuring are closely monitored for delinquency as an early indicator of possible future default.  If loans modified in a troubled debt restructuring subsequently default, CTBI evaluates the loan for possible further impairment.  The allowance for loan losses may be increased, adjustments may be made in the allocation of the allowance, or partial charge-offs may be taken to further write-down the carrying value of the loan.  Presented below, segregated by class of loans, are loans that were modified as troubled debt restructurings within the past twelve months which have subsequently defaulted.  CTBI considers a loan in default when it is 90 days or more past due or transferred to nonaccrual.  Presented below, segregated by segment, are troubled debt restructurings for which there was a payment default during the periods indicated and such default was within twelve months of the loan modification.  There were no defaults as of March 31, 2019.

(in thousands)	Three Months Ended March 31, 2020
	Number of Loans	Recorded Investment
Commercial real estate nonresidential	1	$3,532
Commercial other	2	273
Total defaulted restructured loans	3	$3,805

(in thousands)	Year Ended December 31, 2019
	Number of Loans	Recorded Balance
Commercial:
Commercial secured by real estate	1	$30
Commercial other	1	34

Residential:
Real estate mortgage	1	463
Total defaulted restructured loans	3	$527

Note 5 – Other Real Estate Owned

Activity for other real estate owned was as follows:

	Three Months Ended March 31
(in thousands)	2020	2019
Beginning balance of other real estate owned	$19,480	$27,273
New assets acquired	1,625	854
Fair value adjustments	(458)	(447)
Sale of assets	(831)	(2,710)
Ending balance of other real estate owned	$19,816	$24,970

Carrying costs and fair value adjustments associated with foreclosed properties for the three months ended March 31, 2020 and 2019 were $0.9 million and $0.8 million, respectively.  See note 1 for a description of our accounting policies relative to foreclosed properties and other real estate owned.

The major classifications of foreclosed properties are shown in the following table:

(in thousands)	March 31, 2020	December 31, 2019
1-4 family	$4,158	$3,630
Agricultural/farmland	0	0
Construction/land development/other	10,197	10,211
Multifamily	88	88
Non-farm/non-residential	5,373	5,551
Total foreclosed properties	$19,816	$19,480

Note 6 – Repurchase Agreements

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

We monitor collateral levels on a continuous basis and maintain records of each transaction specifically describing the applicable security and the counterparty’s fractional interest in that security, and we segregate the security from its general assets in accordance with regulations governing custodial holdings of securities.  The primary risk with our repurchase agreements is market risk associated with the securities securing the transactions, as we may be required to provide additional collateral based on fair value changes of the underlying securities.  Securities pledged as collateral under repurchase agreements are maintained with our safekeeping agents.  The carrying value of investment securities available-for-sale pledged as collateral under repurchase agreements totaled $267.9 million and $264.9 million at March 31, 2020 and December 31, 2019, respectively.

The remaining contractual maturity of the securities sold under agreements to repurchase by class of collateral pledged included in the accompanying consolidated balance sheets as of March 31, 2020 and December 31, 2019 is presented in the following tables:

	March 31, 2020
	Remaining Contractual Maturity of the Agreements
(in thousands)	Overnight and Continuous	Up to 30 days	30-90 days	Greater Than 90 days	Total
Repurchase agreements and repurchase-to-maturity transactions:
U.S. Treasury and government agencies	$27,709	$0	$0	$59,403	$87,112
State and political subdivisions	52,967	0	0	6,926	59,893
U.S. government sponsored agency mortgage-backed securities	33,232	0	0	56,671	89,903
Total	$113,908	$0	$0	$123,000	$236,908

	December 31, 2019
	Remaining Contractual Maturity of the Agreements
(in thousands)	Overnight and Continuous	Up to 30 days	30-90 days	Greater Than 90 days	Total
Repurchase agreements and repurchase-to-maturity transactions:
U.S. Treasury and government agencies	$15,001	$0	$3,479	$58,953	$77,433
State and political subdivisions	51,193	0	1,768	11,165	64,126
U.S. government sponsored agency mortgage-backed securities	35,480	0	1,996	47,882	85,358
Total	$101,674	$0	$7,243	$118,000	$226,917

Note 7 – Fair Market Value of Financial Assets and Liabilities

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

Recurring Measurements

The following tables present the fair value measurements of assets recognized in the accompanying balance sheets measured at fair value on a recurring basis as of March 31, 2020 and December 31, 2019 and indicate the level within the fair value hierarchy of the valuation techniques.

		Fair Value Measurements at March 31, 2020 Using
(in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets measured – recurring basis
Available-for-sale securities:
U.S. Treasury and government agencies	$159,871	$70,050	$89,821	$0
State and political subdivisions	99,196	0	99,196	0
U.S. government sponsored agency mortgage-backed securities	321,043	0	321,043	0
Other debt securities	53,369	0	53,369	0
Equity securities at fair value	1,721	0	0	1,721
Mortgage servicing rights	2,481	0	0	2,481

		Fair Value Measurements at December 31, 2019 Using
(in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets measured – recurring basis
Available-for-sale securities:
U.S. Treasury and government agencies	$171,150	$54,263	$116,887	$0
State and political subdivisions	102,307	0	102,307	0
U.S. government sponsored agency mortgage-backed securities	295,245	0	295,245	0
Other debt securities	31,142	0	31,142	0
Equity securities at fair value	1,953	0	0	1,953
Mortgage servicing rights	3,263	0	0	3,263

Following is a description of the valuation methodologies and inputs used for assets measured at fair value on a recurring basis and recognized in the accompanying balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy.  These valuation methodologies were applied to all of CTBI’s financial assets carried at fair value.  CTBI had no liabilities measured and recorded at fair value as of March 31, 2020 and December 31, 2019.  There have been no significant changes in the valuation techniques during the quarter ended March 31, 2020.  For assets classified within Level 3 of the fair value hierarchy, the process used to develop the reported fair value is described below.

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

Equity Securities at Fair Value

As of March 31, 2020 and December 31, 2019, the only securities owned by CTBI that were valued using Level 3 criteria are Visa Class B Stock (included in equity securities at fair value).  Fair value for Visa Class B Stock is determined by an independent third party utilizing assumptions about factors such as quarterly common stock dividend payments, the conversion of the securities to the relevant Class A Stock shares subject to the prevailing conversion rate and conversion date.  We have reviewed the assumptions, processes, and conclusions of the third party provider.  We have determined these assumptions, processes, and conclusions to be reasonable and appropriate in determining the fair value of this asset.  See the table below for inputs and valuation techniques used for Level 3 equity securities.

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

Level 3 Reconciliation

Following is a reconciliation of the beginning and ending balances of recurring fair value measurements, for the periods indicated, using significant unobservable (Level 3) inputs:

(in thousands)	Three Months Ended March 31, 2020		Three Months Ended March 31, 2019
	Equity Securities at Fair Value	Mortgage Servicing Rights	Equity Securities at Fair Value	Mortgage Servicing Rights
Beginning balance	$1,953	$3,263	$1,173	$3,607
Total unrealized gains (losses) Included in net income	(232)	(818)	355	(234)
Issues	0	145	0	116
Settlements	0	(109)	0	(99)
Ending balance	$1,721	$2,481	$1,528	$3,390

Total gains (losses) for the period included in net income attributable to the change in unrealized gains or losses related to assets still held at the reporting date	$(232)	$(818)	$355	$(234)

Realized and unrealized gains and losses for items reflected in the table above are included in net income in the consolidated statements of income as follows:

Noninterest Income

	Three Months Ended March 31
(in thousands)	2020	2019
Total gains (losses)	$(1,159)	$22

Nonrecurring Measurements

The following tables present the fair value measurements of assets recognized in the accompanying balance sheets measured at fair value on a nonrecurring basis as of March 31, 2020 and December 31, 2019 and indicate the level within the fair value hierarchy of the valuation techniques.

		Fair Value Measurements at March 31, 2020 Using
(in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets measured – nonrecurring basis
Collateral dependent loans	$2,870	$0	$0	$2,870
Other real estate owned	1,162	0	0	1,162

		Fair Value Measurements at December 31, 2019 Using
(in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets measured – nonrecurring basis
Impaired loans (collateral dependent)	$3,217	$0	$0	$3,217
Other real estate owned	12,593	0	0	12,593

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

Collateral Dependent Loans

The estimated fair value of collateral-dependent loans is based on the appraised fair value of the collateral, less estimated cost to sell.  Collateral-dependent loans are classified within Level 3 of the fair value hierarchy.

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

Loans considered collateral dependent are loans for which the repayment is expected to be provided substantially through the operation or sale of the collateral when the borrower is experiencing financial difficulty in accordance with ASC 326-20-35-5.  Quarter-to-date fair value adjustments on collateral dependent loans disclosed above were $0.8 million, $0.4 million, and $0.4 million for the quarters ended March 31, 2020, December 31, 2019, and March 31, 2019, respectively.

Other Real Estate Owned

In accordance with the provisions of ASC 360, Property, Plant, and Equipment, other real estate owned (“OREO”) is carried at the lower of fair value at acquisition date or current estimated fair value, less estimated cost to sell when the real estate is acquired.  Estimated fair value of OREO is based on appraisals or evaluations.  OREO is classified within Level 3 of the fair value hierarchy.  Long-lived assets are subject to nonrecurring fair value adjustments to reflect subsequent partial write-downs that are based on the observable market price or current appraised value of the collateral.  Quarter-to-date fair value adjustments on other real estate owned disclosed above were $0.4 million, $0.7 million, and $0.4 million for the quarters ended March 31, 2020, December 31, 2019, and March 31, 2019, respectively.

Our policy for determining the frequency of periodic reviews is based upon consideration of the specific properties and the known or perceived market fluctuations in a particular market and is typically between 12 and 18 months but generally not more than 24 months.  Appraisers are selected from the list of approved appraisers maintained by management.

Unobservable (Level 3) Inputs

The following tables present quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements at March 31, 2020 and December 31, 2019.

(in thousands)	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at March 31, 2020	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Equity securities at fair value	$1,721	Discount cash flows, computer pricing model	Discount rate	8.0% - 12.0% (10.0%)
			Conversion date	Dec 2022 – Dec 2026 (Dec 2024)

Mortgage servicing rights	$2,481	Discount cash flows, computer pricing model	Constant prepayment rate	0.0% - 24.7% (16.7%)
			Probability of default	0.0% - 100.0% (2.4%)
			Discount rate	10.0% - 11.5% (10.1%)

Collateral dependent loans	$2,870	Market comparable properties	Marketability discount	8.0%- 88.0% (41.0%)

Other real estate owned	$1,162	Market comparable properties	Comparability adjustments	10.0% - 42.5% (13.2%)

(in thousands)	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at December 31, 2019	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Equity securities at fair value	$1,953	Discount cash flows, computer pricing model	Discount rate	8.0% - 12.0% (10.0%)
			Conversion date	Dec 2022 – Dec 2026 (Dec 2024)

Mortgage servicing rights	$3,263	Discount cash flows, computer pricing model	Constant prepayment rate	0.0% - 24.3% (11.7%)
			Probability of default	0.0% - 100.0% (2.7%)
			Discount rate	10.0% - 11.5% (10.1%)

Impaired loans (collateral-dependent)	$3,217	Market comparable properties	Marketability discount	7.0% - 99.0% (46.0%)

Other real estate owned	$12,593	Market comparable properties	Comparability adjustments	6.0% - 29.8% (11.3%)

Uncertainty of Fair Value Measurements

The following is a discussion of the uncertainty of fair value measurements, the interrelationships between those inputs and other unobservable inputs used in recurring fair value measurement and of how those inputs might magnify or mitigate the effect of changes in the unobservable inputs on the fair value measurement.

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

Fair Value of Financial Instruments

The following table presents estimated fair value of CTBI’s financial instruments as of March 31, 2020 and indicates the level within the fair value hierarchy of the valuation techniques.  In accordance with the prospective adoption of ASU 2016-01, the fair values as of March 31, 2020 were measured using an exit price notion.

		Fair Value Measurements at March 31, 2020 Using
(in thousands)	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$192,702	$192,702	$0	$0
Certificates of deposit in other banks	245	0	245	0
Debt securities available-for-sale	633,479	70,050	563,429	0
Equity securities at fair value	1,721	0	0	1,721
Loans held for sale	1,403	1,433	0	0
Loans, net	3,238,096	0	0	3,341,686
Federal Home Loan Bank stock	11,354	0	11,354	0
Federal Reserve Bank stock	4,887	0	4,887	0
Accrued interest receivable	14,680	0	14,680	0
Mortgage servicing rights	2,481	0	0	2,481

Financial liabilities:
Deposits	$3,395,108	$860,844	$2,580,002	$0
Repurchase agreements	236,908	0	0	237,008
Federal funds purchased	4,907	0	4,907	0
Advances from Federal Home Loan Bank	411	0	463	0
Long-term debt	57,841	0	0	49,382
Accrued interest payable	3,447	0	3,447	0

Unrecognized financial instruments:
Letters of credit	$0	$0	$0	$0
Commitments to extend credit	0	0	0	0
Forward sale commitments	0	0	0	0

The following table presents estimated fair value of CTBI’s financial instruments as of December 31, 2019 and indicates the level within the fair value hierarchy of the valuation techniques.

		Fair Value Measurements at December 31, 2019 Using
(in thousands)	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$264,683	$264,683	$0	$0
Certificates of deposit in other banks	245	0	245	0
Debt securities available-for-sale	599,844	54,263	545,581	0
Debt securities held-to-maturity	517	0	517	0
Equity securities at fair value	1,953	0	0	1,953
Loans held for sale	1,167	1,191	0	0
Loans, net	3,213,568	0	0	3,283,876
Federal Home Loan Bank stock	10,474	0	10,474	0
Federal Reserve Bank stock	4,887	0	4,887	0
Accrued interest receivable	14,836	0	14,836	0
Mortgage servicing rights	3,263	0	0	3,263

Financial liabilities:
Deposits	$3,405,572	$865,760	$2,560,271	$0
Repurchase agreements	226,917	0	0	226,921
Federal funds purchased	7,906	0	7,906	0
Advances from Federal Home Loan Bank	415	0	446	0
Long-term debt	57,841	0	0	49,382
Accrued interest payable	2,839	0	2,839	0

Unrecognized financial instruments:
Letters of credit	$0	$0	$0	$0
Commitments to extend credit	0	0	0	0
Forward sale commitments	0	0	0	0

Note 8 – Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended March 31
(in thousands except per share data)	2020	2019
Numerator:
Net income	$6,579	$14,939

Denominator:
Basic earnings per share:
Weighted average shares	17,752	17,712
Diluted earnings per share:
Effect of dilutive stock options and restricted stock grants	11	11
Adjusted weighted average shares	17,763	17,723

Earnings per share:
Basic earnings per share	$0.37	$0.84
Diluted earnings per share	0.37	0.84

Options to purchase 20,000 common shares at a weighted average price of $32.27 were excluded from the diluted calculations above for the three months ended March 31, 2020, because the exercise prices on the options were greater than the average market price for the period. There were no options to purchase common shares that were excluded from the diluted calculations above for the three months ended March 31, 2019.  In addition to in-the-money stock options, unvested restricted stock grants were also used in the calculation of diluted earnings per share based on the treasury method.

Note 9 – Accumulated Other Comprehensive Income

Unrealized gains on AFS securities

Amounts reclassified from accumulated other comprehensive income (AOCI) and the affected line items in the statements of income during the three months ended March 31, 2020 and 2019 were:

	Amounts Reclassified from AOCI
(in thousands)	Three Months Ended March 31
	2020	2019
Affected line item in the statements of income
Securities gains	$481	$1
Tax expense	125	0
Total reclassifications out of AOCI	$356	$1

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

Our Business

Community Trust Bancorp, Inc. (“CTBI”) is a bank holding company headquartered in Pikeville, Kentucky.  Currently, we own one commercial bank, Community Trust Bank, Inc. (“CTB”) and one trust company, Community Trust and Investment Company, Inc. (“CTIC”).  Through our subsidiaries, we have seventy-nine banking locations in eastern, northeastern, central, and south central Kentucky, southern West Virginia, and northeastern Tennessee, four trust offices across Kentucky, and one trust office in northeastern Tennessee.  At March 31, 2020, we had total consolidated assets of $4.4 billion and total consolidated deposits, including repurchase agreements, of $3.6 billion.  Total shareholders’ equity at March 31, 2020 was $612.9 million.  Trust assets under management, which are excluded from CTBI’s total consolidated assets, at March 31, 2020, were $2.0 billion.  Trust assets under management include CTB’s investment portfolio totaling $0.6 billion.

Through its subsidiaries, CTBI engages in a wide range of commercial and personal banking and trust and wealth management activities, which include accepting time and demand deposits; making secured and unsecured loans to corporations, individuals and others; providing cash management services to corporate and individual customers; issuing letters of credit; renting safe deposit boxes; and providing funds transfer services.  The lending activities of CTB include making commercial, construction, mortgage, and personal loans.  Lease-financing, lines of credit, revolving lines of credit, term loans, and other specialized loans, including asset-based financing, are also available.  Our corporate subsidiaries act as trustees of personal trusts, as executors of estates, as trustees for employee benefit trusts, as paying agents for bond and stock issues, as investment agent, as depositories for securities, and as providers of full service brokerage and insurance services.  For further information, see Item 1 of our annual report on Form 10-K for the year ended December 31, 2019.

COVID-19, the CARES Act, and Related Regulatory Actions

Impact of COVID-19

On January 30, 2020, the World Health Organization (“WHO”) announced that the outbreak of the novel coronavirus disease 2019 (COVID-19) constituted a public health emergency of international concern.  On March 11, 2020, the WHO declared COVID-19 to be a global pandemic.  The health concerns relating to the COVID-19 outbreak and related governmental actions taken to reduce the spread of the virus have significantly impacted the global economy (including the states and local economies in which we operate), disrupted supply chains, lowered equity market valuations, and created significant volatility and disruption in financial markets.  The outbreak has resulted in authorities implementing numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter in place or total lock-down orders, and business limitations and shutdowns.  Such measures have significantly contributed to rising unemployment and negatively impacted consumer and business spending.  As a result, the demand for CTBI’s products and services has been, and will continue to be, significantly impacted.

Interest Rates

On March 3, 2020, the Federal Open Market Committee reduced the target federal funds rate by 50 basis points to 1.00% to 1.25%.  This rate was further reduced to a target range of 0% to 0.25% on March 16, 2020.  These reductions in interest rates and other effects of the COVID-19 outbreak are likely to negatively impact CTBI’s net interest income and noninterest income.

The CARES Act and the Paycheck Protection Program

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was signed into law, providing an approximately $2 trillion stimulus package that includes direct payments to individual taxpayers, economic stimulus to significantly impacted industry sectors, emergency funding for hospitals and providers, small business loans, increased unemployment benefits, and a variety of tax incentives.

For small businesses, eligible nonprofits and certain others, the CARES Act established a Paycheck Protection Program (“PPP”), which is administered by the Small Business Administration (“SBA”).  On April 24, 2020, the Paycheck Protection Program and Health Care Enhancement Act was enacted.  Among other things, this legislation amends the initial CARES Act program by raising the appropriation level for PPP loans from $349 billion to $670 billion.  CTB is actively participating in assisting its customers with applications for resources through the program.  PPP loans have a two-year term and earn interest at 1%.  CTB anticipates that the majority of these loans will ultimately be forgiven by the SBA in accordance with the terms of the program.  As of May 3, 2020, CTB has approved or closed 2,462 PPP loans representing $268.3 million in funding.  Under the terms of the PPP program, the loans are fully guaranteed by the U.S. government.

Paycheck Protection Program Lending Facility

To provide liquidity to small business lenders and the broader credit markets, to help stabilize the financial system, and to provide economic relief to small businesses nationwide, the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) authorized each of the Federal Reserve Banks to participate in the Paycheck Protection Program Lending Facility (the “PPPL Facility”), pursuant to the Federal Reserve Act.  Under the PPPL Facility, each of the Federal Reserve Banks will extend non-recourse loans to eligible financial institutions such as CTB to fund loans guaranteed by the SBA under the PPP.  CTB has until September 30, 2020 to access funds under the PPPL Facility, unless otherwise extended by the Federal Reserve and the Department of the Treasury.

Loan Modifications and Troubled Debt Restructurings

On April 7, 2020, the Federal Reserve Board, the Office of the Comptroller of the Currency (the “OCC”), and the Federal Deposit Insurance Corporation (the “FDIC” and, together with the Federal Reserve Board and the OCC, the “federal banking regulators”) issued a revised Interagency Statement on Loan Modifications and Reporting for Financial Institutions, which, among other things, encouraged financial institutions to work prudently with borrowers who are or may be unable to meet their contractual payment obligations because of the effects of COVID-19, and stated that institutions generally do not need to categorize COVID-19-related modifications as troubled debt restructurings as long as the loans were not 30 days past due at December 31, 2019 and that the agencies will not direct supervised institutions to automatically categorize all COVID-19 related loan modifications as troubled debt restructurings.

Regulatory Capital

Current Expected Credit Loss (“CECL”) Methodology. On March 27, 2020, federal banking regulators issued an interim final rule that delays the estimated impact on regulatory capital stemming from the implementation of Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments - Credit Losses (Topic 326) for a transition period of up to five years (the “CECL IFR”).  The CECL IFR provides banking organizations that are required (as of January 1, 2020) to adopt CECL for accounting purposes under U.S. generally accepted accounting principles during 2020 an option to delay an estimate of CECL’s impact on regulatory capital.  The capital relief in the CECL IFR is calibrated to approximate the difference in allowances under CECL relative to the incurred loss methodology for the first two years of the transition period.  The cumulative difference at the end of the second year of the transition period is then phased in to regulatory capital over a three-year transition period.  In this way, the CECL IFR gradually phases in the full effect of CECL on regulatory capital, providing a five-year transition period. CTBI adopted CECL effective January 1, 2020 and chose the option to delay the estimated impact on regulatory capital using the relief options described above.  See “Critical Accounting Policies and Estimates – Allowance for Credit Losses” of this MD&A for additional information relating to CECL.

Community Bank Leverage Ratio.  On April 6, 2020, federal banking regulators issued two interim final rules that make changes to the community bank leverage ratio (“CBLR”) framework and implementing certain directives of the CARES Act.  Under the existing CBLR framework, which became effective as of January 1, 2020, community banks and holding companies (which would include CTB and CTBI) that satisfy certain qualifying criteria, including having less than $10 billion in average total consolidated assets and a leverage ratio (referred to as the “community bank leverage ratio”) of greater than 9%, were eligible to opt-in to the CBLR framework.  The community bank leverage ratio is the ratio of a banking organization’s Tier 1 capital to its average total consolidated assets, both as reported on the banking organization’s applicable regulatory filings.  The first of the April 2020 interim final rules provides that, as of the second quarter 2020, banking organizations with leverage ratios of 8% or greater (and that meet the other existing qualifying criteria) may elect to use the CBLR framework. It also establishes a two-quarter grace period for qualifying community banking organizations whose leverage ratios fall below the 8% CBLR requirement, so long as the banking organization maintains a leverage ratio of 7% or greater.  The second interim final rule provides a transition from the temporary 8% CBLR requirement to a 9% CBLR requirement.  It establishes a minimum CBLR of 8% for the second through fourth quarters of 2020, 8.5% for 2021, and 9% thereafter, and maintains a two-quarter grace period for qualifying community banking organizations whose leverage ratios fall no more than 100 basis points below the applicable CBLR requirement.  Notwithstanding these changes, CTBI intends to continue with the existing layered ratio structure.  Under either framework, CTBI and CTB would be considered well-capitalized under the applicable guidelines.

PPPL Facility.  On April 9, 2020, in order to facilitate use of the PPPL Facility, federal banking regulators issued an interim final rule to modify the Basel III regulatory capital rules applicable to banking organizations to allow those organizations participating in the PPPL Facility to neutralize the regulatory capital effects of participating in the program.  Specifically, the agencies have clarified that banking organizations, including CTBI and CTB, are permitted to assign a zero percent risk weight to covered loans pledged to the PPPL Facility for purposes of determining risk-weighted assets and the leverage ratio.

Results of Operations and Financial Condition

We reported earnings for the first quarter 2020 of $6.6 million, or $0.37 per basic share, compared to $16.0 million, or $0.90 per basic share, earned during the fourth quarter 2019 and $14.9 million, or $0.84 per basic share, earned during the first quarter 2019.  The decrease in earnings was impacted by a $12.7 million charge to earnings for the provision for credit losses.  The substantial increase in provision for credit losses (formerly provision for loan losses) during the quarter was primarily attributable to the current COVID-19 pandemic and its expected impact on future net charge-offs.  Specifically, increases in the allowance for credit losses (“ACL”) were recognized in allocations related to concentrations of credit in various loan portfolio segments severely impacted by the economic impact of the pandemic, as well as a substantial increase in forecasted reserves due to the current and expected increases in unemployment in the nation and in our market footprint.  The following table presents the five industry concentrations that saw increased allocations during the quarter ended March 31, 2020 as a response to increased loss potential due to the COVID-19 pandemic:

	At March 31, 2020 (in millions)			Industry Concentration Allocation (in basis points)
Segment	Industry Concentration Balance Outstanding	Total Anticipated Credit Loss Allocation	Total Industry Concentration Component	Pre- COVID- 19	Post- COVID- 19	Increase in Allocation
Agriculture	$69.3	$1.7	$0.6	60.00	80.00	20.00
Bank holding corporations	38.2	0.6	0.2	10.00	40.00	30.00
Hotel/motel	240.8	5.9	2.4	35.00	100.00	65.00
Lessors of non-residential buildings	228.5	3.9	1.8	30.00	80.00	50.00
Lessors of residential buildings / dwellings	231.5	3.8	1.4	30.00	60.00	30.00

Table excludes those loans that meet the criteria to be individually evaluated.

The impact of this change in the model was an increase in forecasted reserves of approximately $3.5 million.  Additionally, the increase in allocation relative to the unemployment rate qualitative factor was 22 basis points or approximately $7.3 million in additionally forecasted reserves.

As stated above, CTBI adopted CECL effective January 1, 2020.  The effect of adoption was a $3.0 million increase in the allowance for credit losses (formerly referred to as the allowance for loan losses).

We at Community Trust Bancorp, Inc. are committed to serving the needs of our customers in an ever changing environment.  We recognize that COVID-19 is causing major concerns for the communities we serve and our entire country.  With this in mind, Community Trust Bank, Inc. has instituted multiple relief actions in an effort to assist our customers during this very difficult time. CTBI’s management team has activated its Pandemic Response Team, with representation from all areas of our company, which meets daily to discuss the current situation, safety, and needs of our customers and employees.  We are working diligently with our customers as we all continue to battle COVID-19.  Included in the relief actions the bank has implemented are waivers of overdraft/returned item fees and telephone transfer fees for a period of 30 days ending April 22, 2020, suspension of residential foreclosure actions through May 18, 2020, and several loan assistance programs designed to assist those customers who are experiencing, or, are likely to experience, financial difficulties directly related to COVID-19 causing loss of individual income and/or household income.  At April 30, 2020, we had 2,837 COVID-19 loan deferrals totaling $681.7 million, consisting of 733 commercial loan deferrals totaling $576.6 million, 446 residential loan deferrals totaling $59.2 million, and 1,558 consumer loan deferrals totaling $32.1 million, in addition to 100 serviced loan deferrals, pursuant to Freddie Mac guidelines, totaling $13.7 million.  All of the consumer and mortgage loans were modified for a term of three months while 96.8% of the commercial loans were modified for a term of three months.  The consumer and mortgage loans consisted of 100% principal and interest deferrals.  In the commercial loan portfolio, 540 loans totaling $429.1 million were principal and interest deferrals, 181 loans totaling $145.0 million were principal only deferrals, 11 loans totaling $1.3 million were interest only deferrals, and one loan of $1.2 million had an interest rate floor reduction to 4.25% from the previous floor of 5% and the contractual principal and interest payment was lowered by $5 thousand for a period of twelve months.  These loan deferrals and modifications have been executed consistent with the guidelines of the CARES Act.  Pursuant to the CARES Act, these loan deferrals are not included in our nonperforming loans disclosed below.  We are also participating in the Paycheck Protection Program (PPP) stemming from the CARES Act passed by Congress as a stimulus response to the potential economic impacts of COVID-19.  As of May 3, 2020, we had 2,462 PPP loans authorized by the Small Business Administration totaling $268.3 million.  Of these, 2,317 loans totaling $125.1 million were under $350 thousand, 132 loans totaling $97.5 million were between $350 thousand and $2.0 million, and 13 loans totaling $45.7 million were over $2.0 million.  We have closed 1,748 of these loans for a total amount of $237.8 million.  Our company has also taken many steps to protect the safety of our employees and customers by temporarily adjusting branch operations, decreasing lobby usage, encouraging drive-thru and ATM use along with internet banking, having employees work remotely or work split-shifts when possible, implementing social distancing guidelines, and consolidating operations.  Mrs. Hale stated, “While we have altered our operations to protect our customers and employees, we want to thank all of our employees and say how proud we are of their commitment to maintaining a high level of service to all of our customers during these challenging times.”

Quarterly Highlights

❖	Net interest income for the quarter of $36.2 million was $0.1 million, or 0.3%, below prior quarter but $0.3 million, or 0.7%, above first quarter 2019.

❖
Provision for credit losses for the quarter ended March 31, 2020 increased $10.9 million from prior quarter and $12.5 million from prior year same quarter as a result of the economic impact of the COVID-19 pandemic and the adoption of CECL, as disclosed above.

❖	Our loan portfolio increased $38.9 million, an annualized 4.8%, during the quarter and $97.8 million, or 3.1%, from March 31, 2019.

❖
Net loan charge-offs for the quarter ended March 31, 2020 were $1.4 million, or 0.17% of average loans annualized, compared to $1.5 million, or 0.19%, experienced for the fourth quarter 2019 and $1.1 million, or 0.14%, for the first quarter 2019.

❖
Nonperforming loans at $35.4 million increased $1.8 million from December 31, 2019 and $10.0 million from March 31, 2019.  While the loans 90+ days past due category decreased $1.6 million, the nonaccrual loan category increased $3.3 million during the quarter.  All categories increased from March 31, 2019.  Nonperforming assets at $55.2 million increased $2.1 million from December 31, 2019 and $4.8 million from March 31, 2019.

❖	Deposits, including repurchase agreements, decreased $0.5 million, an annualized 0.1%, during the quarter but increased $11.4 million, or 0.3%, from March 31, 2019.

❖	Noninterest income for the quarter ended March 31, 2020 of $11.5 million was a $1.9 million, or 13.8%, decrease from prior quarter and a $0.6 million, or 5.3%, decrease from prior year same quarter.

❖	Noninterest expense for the quarter ended March 31, 2020 of $28.2 million decreased $1.0 million, or 3.6%, from prior quarter, and $0.9 million, or 3.0%, from prior year same quarter.

Income Statement Review

(dollars in thousands)			Change 2020 vs. 2019
Three Months Ended March 31	2020	2019	Amount	Percent
Net interest income	$36,244	$35,983	$261	0.7%
Provision for credit losses	12,707	190	12,517	6,282.6%
Noninterest income	11,521	12,170	(649)	(5.3)
Noninterest expense	28,221	29,083	(862)	(3.0)
Income taxes	258	3,941	(3,683)	(93.5)
Net income	$6,579	$14,939	$(8,360)	(56.0)%

Average earning assets	$4,093,833	$3,966,483	$127,350	3.2%

Yield on average earning assets, tax equivalent*	4.41%	4.71%	(0.30)%	(6.5)%
Cost of interest bearing funds	1.19%	1.43%	(0.24)%	(16.3)%
Net interest margin, tax equivalent*	3.58%	3.70%	(0.12)%	(3.4)%

*Yield on average earning assets and net interest margin were computed on a tax equivalent basis using a 21% tax rate.

Net Interest Income

Net interest income for the quarter of $36.2 million was a decrease of $0.1 million, or 0.3%, from fourth quarter 2019 but an increase of $0.3 million, or 0.7%, from first quarter 2019.  Our net interest margin at 3.58% increased 3 basis points from prior quarter but decreased 12 basis points from prior year same quarter, while our average earning assets increased $16.6 million and $127.4 million, respectively, during those same periods.  Our yield on average earning assets decreased 5 basis points from prior quarter and 30 basis points from prior year same quarter, and our cost of funds decreased 12 basis points from prior quarter and 24 basis points from prior year same quarter.  Our ratio of average loans to deposits, including repurchase agreements, was 89.9% for the quarter ended March 31, 2020 compared to 88.8% for the quarter ended December 31, 2019 and 89.9% for the quarter ended March 31, 2019.

Provision for Credit Losses

The provision for credit losses that was added to the allowance for the first quarter 2020 was $12.7 million compared to the provision for loan losses of $1.8 million for the quarter ended December 31, 2019 and $0.2 million for the quarter ended March 31, 2019.  As discussed more fully above, the substantial increase in the allowance during the quarter was primarily attributable to the current COVID-19 pandemic and its expected potential impact on future net charge-offs.  This provision represented a charge against current earnings in order to maintain the allowance at an appropriate level determined using the accounting estimates described in the Critical Accounting Policies and Estimates section.  Our reserve coverage (allowance for credit losses to nonperforming loans) at March 31, 2020 was 139.8% compared to allowance for loan and lease losses to nonperforming loans of 104.4% at December 31, 2019 and 137.8% at March 31, 2019.  Our credit loss reserve as a percentage of total loans outstanding at March 31, 2020 increased to 1.50%, compared to the loan loss reserve of 1.08% from December 31, 2019 and 1.10% at March 31, 2019.

Noninterest Income

Noninterest income for the quarter ended March 31, 2020 of $11.5 million was a $1.9 million, or 13.8%, decrease from prior quarter and a $0.6 million, or 5.3%, decrease from prior year same quarter.  The decrease in noninterest income was primarily the result of a 30-day waiver of overdraft charges beginning March 23, 2020 in response to the COVID-19 pandemic discussed above and a decline of $0.8 million in the fair market value of our mortgage servicing rights.  The waiver of overdraft charges resulted in an estimated $0.3 million loss in revenue in the first quarter of 2020 (with an anticipated $0.7 million additional loss in revenue in April).  The decline in the fair value of mortgage servicing rights was driven by a decrease in 30-year mortgage rates, down 85.5 basis points since December 31, 2019, and a decrease in the modeled earnings rate, down 120.7 basis points since December 31, 2019.

Noninterest Expense

Noninterest expense for the quarter ended March 31, 2020 of $28.2 million decreased $1.0 million, or 3.6%, from prior quarter, and $0.9 million, or 3.0%, from prior year same quarter.  The decrease in noninterest expense is primarily the result of a $0.9 million decrease in personnel expense, as the cost of group medical and life insurance declined $0.7 million from prior quarter and bonuses and incentives decreased $0.6 million.  Year over year, we had decreases of $0.4 million in the cost of group medical and life insurance and $1.1 million in bonuses and incentives, offset partially by an increase of $0.6 million in salaries.  The accruals for incentive payments are lower than prior year based on our current projected earnings for the year.

Balance Sheet Review

CTBI’s total assets at $4.4 billion decreased $13.4 million, or 1.2% annualized, from December 31, 2019 but increased $39.4 million, or 0.9%, from March 31, 2019.  Loans outstanding at March 31, 2020 were $3.2 billion, an increase of $38.9 million, an annualized 4.8%, from December 31, 2019 and $97.8 million, or 3.1%, from March 31, 2019.  We experienced increases during the quarter of $12.0 million in the commercial loan portfolio, $2.5 million in the residential loan portfolio, and $27.0 million in the indirect consumer loan portfolio, offset partially by a $2.6 million decrease in the direct consumer loan portfolio.  CTBI’s investment portfolio increased $32.9 million, or an annualized 22.0%, from December 31, 2019 and $33.8 million, or 5.6%, from March 31, 2019.  Deposits in other banks decreased $81.0 million from prior quarter and $76.3 million from prior year same quarter.  This decrease in deposits in other banks was used to fund our loan growth that was not funded by our deposit growth.  Deposits, including repurchase agreements, at $3.6 billion decreased $0.5 million, or an annualized 0.1%, from December 31, 2019 but increased $11.4 million, or 0.3%, from March 31, 2019.

Shareholders’ equity at March 31, 2020 was $612.9 million, a $2.0 million decrease from the $614.9 million at December 31, 2019, as our first quarter dividend payment to shareholders was $0.2 million higher than our earnings for the quarter and the adoption of CECL impacted our retained earnings by $2.4 million.  Shareholders’ equity increased $35.4 million from the $577.5 million at March 31, 2019.  Our tangible common equity/tangible assets ratio at March 31, 2020 was 12.77%.

Loans

(in thousands)	March 31, 2020
Loan Category	Balance	Variance from Prior Year-End	YTD Net Charge- Offs	Nonperforming	ACL
Commercial:
Hotel/motel	$248,717	10.5%	$0	$133	$5,922
Commercial real estate residential	262,065	(2.8)	(43)	6,154	4,012
Commercial real estate nonresidential	771,687	(1.1)	(55)	10,532	11,563
Dealer floorplans	80,828	(3.6)	0	56	1,713
Commercial other	313,646	2.4	(190)	6,795	6,409
Total commercial	1,676,943	0.7	(288)	23,670	29,619

Residential:
Real estate mortgage	798,891	0.3	(53)	10,016	7,543
Home equity	111,837	(0.1)	1	1,188	890
Total residential	910,728	0.3	(52)	11,204	8,433

Consumer:
Consumer direct	145,403	(1.8)	(247)	38	2,163
Consumer indirect	554,467	5.1	(812)	465	9,230
Total consumer	699,870	3.6	(1,059)	503	11,393

Total loans	$3,287,541	1.2%	$(1,399)	$35,377	$49,445

Asset Quality

CTBI’s total nonperforming loans, not including performing troubled debt restructurings, were $35.4 million, or 1.08% of total loans, at March 31, 2020 compared to $33.6 million, or 1.03% of total loans, at December 31, 2019 and $25.4 million, or 0.80% of total loans, at March 31, 2019.  Accruing loans 90+ days past due decreased $1.6 million from prior quarter but increased $5.0 million from March 31, 2019.  Nonaccrual loans increased $3.3 million during the quarter and $5.0 million from March 31, 2019.  Accruing loans 30-89 days past due at $24.1 million increased $1.1 million from prior quarter and $2.3 million from March 31, 2019.  Our loan portfolio management processes focus on the immediate identification, management, and resolution of problem loans to maximize recovery and minimize loss.  Our loan portfolio risk management processes include weekly delinquent loan review meetings at the market levels and monthly delinquent loan review meetings involving senior corporate management to review all nonaccrual loans and loans 30 days or more past due.  Any activity regarding a criticized/classified loan (i.e. problem loan) must be approved by CTB’s Watch List Asset Committee (i.e. Problem Loan Committee).  CTB’s Watch List Asset Committee also meets on a quarterly basis and reviews every criticized/classified loan of $100,000 or greater.  We also have a Loan Review Department that reviews every market within CTB annually and performs extensive testing of the loan portfolio to assure the accuracy of loan grades and classifications for delinquency, troubled debt restructuring, nonaccrual status, and adequate loan loss reserves.

For further information regarding nonperforming loans, see note 4 to the condensed consolidated financial statements.

CTBI generally does not offer high risk loans such as option ARM products, high loan to value ratio mortgages, interest-only loans, loans with initial teaser rates, or loans with negative amortizations, and therefore, CTBI would have no significant exposure to these products.

Our level of foreclosed properties at $19.8 million at March 31, 2020 was a $0.3 million increase from the $19.5 million at December 31, 2019 but a $5.2 million decrease from the $25.0 million at March 31, 2019.  Sales of foreclosed properties for the quarter ended March 31, 2020 totaled $0.8 million while new foreclosed properties totaled $1.6 million.  At March 31, 2020, the book value of properties under contracts to sell was $3.8 million; however, the closings had not occurred at quarter-end.

When foreclosed properties are acquired, appraisals are obtained and the properties are booked at the current market value less expected sales costs.  Additionally, periodic updated appraisals are obtained on unsold foreclosed properties.  When an updated appraisal reflects a fair market value below the current book value, a charge is booked to current earnings to reduce the property to its new market value less expected sales costs.  Charges to earnings in the first quarter 2020 to reflect the decrease in current market values of foreclosed properties totaled $0.5 million.  There were 27 properties reappraised during the first quarter 2020.  Of these, 10 properties were written down by a total of $0.4 million.  Charges to earnings during the quarters ended December 31, 2019 and March 31, 2019 were $0.9 million and $0.4 million, respectively.  Our policy for determining the frequency of periodic reviews is based upon consideration of the specific properties and the known or perceived market fluctuations in a particular market and is typically between 12 and 18 months but generally not more than 24 months.  Approximately ninety-two percent of our OREO properties have appraisals dated within the past 18 months.  Management anticipates that our foreclosed properties will remain elevated as we work through current market conditions.

The appraisal aging analysis of foreclosed properties, as well as the holding period, at March 31, 2020 is shown below:

(in thousands)
Appraisal Aging Analysis			Holding Period Analysis
Days Since Last Appraisal	Number of Properties	Current Book Value	Holding Period	Current Book Value
Up to 3 months	25	$2,195	Less than one year	$3,744
3 to 6 months	17	8,078	1 year	1,322
6 to 9 months	29	4,921	2 years	1,198
9 to 12 months	11	1,501	3 years	241
12 to 18 months	15	1,977	4 years	3,089
18 to 24 months	6	291	5 years	1,149
Over 24 months	2	853	6 years*	240
Total	105	$19,816	7 years*	901
			8 years*	7,819
			9 years*	113
			Total	$19,816

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

As disclosed above, CTBI is required to dispose of any foreclosed property that has not been sold within 10 years.  As of March 31, 2020, foreclosed property with a total book value of $0.1 million had been held by us for at least nine years.

Net loan charge-offs for the quarter ended March 31, 2020 were $1.4 million, or 0.17% of average loans annualized, compared to $1.5 million, or 0.19%, experienced for the fourth quarter 2019 and $1.1 million, or 0.14%, for the first quarter 2019.  Of the net charge-offs for the quarter, $0.3 million were in commercial loans, $0.8 million were in indirect consumer loans, $0.1 million were in residential loans, and $0.2 million were in direct consumer loans.

Dividends

The following schedule shows the quarterly cash dividends paid for the past six quarters:

Pay Date	Record Date	Amount Per Share
April 1, 2020	March 15, 2020	$0.38
January 1, 2020	December 15, 2019	$0.38
October 1, 2019	September 15, 2019	$0.38
July 1, 2019	June 15, 2019	$0.36
April 1, 2019	March 15, 2019	$0.36
January 1, 2019	December 15, 2018	$0.36

Liquidity and Market Risk

The objective of CTBI’s Asset/Liability management function is to maintain consistent growth in net interest income within our policy limits.  This objective is accomplished through management of our consolidated balance sheet composition, liquidity, and interest rate risk exposures arising from changing economic conditions, interest rates, and customer preferences.  The goal of liquidity management is to provide adequate funds to meet changes in loan and lease demand or deposit withdrawals.  This is accomplished by maintaining liquid assets in the form of cash and cash equivalents and investment securities, sufficient unused borrowing capacity, and growth in core deposits and wholesale funding (including the use of wholesale brokered deposits).  As of March 31, 2020, we had approximately $192.7 million in cash and cash equivalents and approximately $633.5 million in securities valued at estimated fair value designated as available-for-sale and available to meet liquidity needs on a continuing basis compared to $264.7 million and $599.8 million at December 31, 2019.  Additional asset-driven liquidity is provided by the remainder of the securities portfolio and the repayment of loans.  In addition to core deposit funding, we also have a variety of other short-term and long-term funding sources available.  As of March 31, 2020, we had wholesale brokered deposits outstanding of $37.1 million with a weighted average maturity of 0.46 years compared to $37.1 million with a weighted average maturity of 0.71 years at December 31, 2019.  We also rely on Federal Home Loan Bank advances for both liquidity and management of our asset/liability position.  Federal Home Loan Bank advances were $0.4 million at March 31, 2020 and December 31, 2019.  As of March 31, 2020, we had a $436.1 million available borrowing position with the Federal Home Loan Bank compared to $391.9 million at December 31, 2019.  We generally rely upon net inflows of cash from financing activities, supplemented by net inflows of cash from operating activities, to provide cash for our investing activities.  As is typical of many financial institutions, significant financing activities include deposit gathering, use of short-term borrowing facilities such as repurchase agreements and federal funds purchased, use of wholesale brokered deposits, and issuance of long-term debt.  At March 31, 2020 we had $75 million in lines of credit with various correspondent banks available to meet any future cash needs compared to $45 million at December 31, 2019.  Our primary investing activities include purchases of securities and loan originations.  We do not rely on any one source of liquidity and manage availability in response to changing consolidated balance sheet needs.  Included in our cash and cash equivalents at March 31, 2020 were deposits with the Federal Reserve of $123.4 million compared to $203.6 million at December 31, 2019.  Additionally, we project cash flows from our investment portfolio to generate additional liquidity over the next 90 days.

The investment portfolio consists of investment grade short-term issues suitable for bank investments.  The majority of the investment portfolio is in U.S. government and government sponsored agency issuances.  At March 31, 2020, available-for-sale (“AFS”) securities comprised all of the total investment portfolio, and the AFS portfolio was approximately 103% of equity capital.  Ninety-two percent of the pledge eligible portfolio was pledged.

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

Capital Resources

Shareholders’ equity at March 31, 2020 was $612.9 million, a $2.0 million decrease from the $614.9 million at December 31, 2019, as our first quarter dividend payment to shareholders was $0.2 million higher than our earnings for the quarter and the adoption of CECL impacted our retained earnings by $2.4 million.  Cash dividends were $0.38 per share and $0.36 per share for the three months ended March 31, 2020 and 2019, respectively.  CTBI’s annualized dividend yield to shareholders as of March 31, 2020 was 4.78%.  Our primary source of capital growth is the retention of earnings.  We retained 57.14% of our earnings for the first three months of 2019.

Insured depository institutions are required to meet the following capital level requirements in order to qualify as “well-capitalized:” (i) a common equity Tier 1 capital ratio of 6.5%; (ii) a Tier 1 capital ratio of 8%; (iii) a total capital ratio of 10%; and (iv) a Tier 1 leverage ratio of 5%.  We currently satisfy the well-capitalized and the capital conservation standards required by the Federal Reserve, and based on our current capital composition and levels, we anticipate that our capital ratios, on a Basel III basis, will continue to exceed the well-capitalized minimum capital requirements and capital conservation buffer standards.

On October 29, 2019, federal banking regulators adopted a final rule to simplify the regulatory capital requirements for eligible community banks and holding companies that opt-in to the community bank leverage ratio framework (the “CBLR framework”), as required by Section 201 of the Economic Growth, Relief and Consumer Protection Act of 2018.  Under the final rule, which became effective as of January 1, 2020, community banks and holding companies (which would include CTB and CTBI) that satisfy certain qualifying criteria, including having less than $10 billion in average total consolidated assets and a leverage ratio (referred to as the “community bank leverage ratio”) of greater than 9%, were eligible to opt-in to the CBLR framework.  The community bank leverage ratio is the ratio of a banking organization’s Tier 1 capital to its average total consolidated assets, both as reported on the banking organization’s applicable regulatory filings.  As discussed in “COVID-19, the CARES Act and Related Regulatory Actions – Regulatory Capital” of this MD&A, the CBLR framework was modified in response to COVID-19.  However, CTBI intends to continue with the existing layered ratio structure.  Under either framework, CTBI and CTB would be considered well-capitalized under the applicable guidelines.

On March 27, 2020, pursuant to the CARES Act, federal banking regulators issued an interim final rule that delays the estimated impact on regulatory capital stemming from the implementation of CECL for a transition period of up to five years (the “CECL IFR”).  The CECL IFR provides banking organizations that are required (as of January 1, 2020) to adopt CECL for accounting purposes under U.S. generally accepted accounting principles during 2020 an option to delay an estimate of CECL’s impact on regulatory capital.  The capital relief in the CECL IFR is calibrated to approximate the difference in allowances under CECL relative to the incurred loss methodology for the first two years of the transition period.  The cumulative difference at the end of the second year of the transition period is then phased in to regulatory capital over a three-year transition period.  In this way, the CECL IFR gradually phases in the full effect of CECL on regulatory capital, providing a five-year transition period.  CTBI adopted CECL effective January 1, 2020 and chose the option to delay the estimated impact on regulatory capital using the relief options described above.

On April 9, 2020, in order to facilitate use of the PPPL Facility, federal banking regulators issued an interim final rule to modify the Basel III regulatory capital rules applicable to banking organizations to allow those organizations participating in the PPPL Facility to neutralize the regulatory capital effects of including CTBI and CTB, are permitted to assign a zero percent risk weight to covered loans pledged to the PPPL Facility for purposes of determining risk-weighted assets and the leverage ratio.

As of March 31, 2020, CTBI had a common equity Tier 1 capital ratio of 17.04%, a Tier 1 capital ratio of 18.79%, a total capital ratio of 20.03%, and a Tier 1 leverage ratio of 13.99%.  Our capital conservation buffer at March 31, 2020 was 12.03%.

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

As of March 31, 2020, we are not aware of any current recommendations by banking regulatory authorities which, if they were to be implemented, would have, or are reasonably likely to have, a material adverse impact on our liquidity, capital resources, or operations.

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

We are all finding ourselves living and operating in unprecedented times as the COVID-19 pandemic is causing personal and financial hardship to our customers, employees, and communities.  During these challenging times, we have instituted programs to support our customers with loan modifications, forbearance, and fee waivers and participated in programs created by the government stimulus programs like the Paycheck Protection Program, focused on helping small businesses keep their employees and meet their expenses as they are unable to operate due to mandated closures.  We instituted programs supporting our employees focused on healthcare, childcare, and remote and split schedule work, as well as work space changes that allow for proper social distancing to keep our employees safe as we continue to operate as a critical part of the economy.  We continue to support our communities through donations to non-profit organizations as they strive to continue their commitments of serving those in need.  We also continue to manage our company for the long term and our strong capital position and culture of building communities built on trust will facilitate our ability to manage through these challenging times.  Our results for the first quarter were good, but the extraordinary changes in the economic conditions and the implications of the impact of COVID-19 to the future for our customers had a material impact on our provision for credit losses.  We will continue to serve our constituents while we all meet the challenges of living with COVID-19.

Stock Repurchase Program

CTBI’s stock repurchase program began in December 1998 with the authorization to acquire up to 500,000 shares and was increased by an additional 1,000,000 shares in July 2000, May 2003, and March 2020.  CTBI repurchased 32,664 shares of its common stock during the first quarter 2020, leaving 1,034,706 shares remaining under our current repurchase authorization.  As of March 31, 2020, a total of 2,465,294 shares have been repurchased through this program.

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

With the implementation of ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (commonly referred to as “CECL”), an allowance will be recognized for credit losses relative to available-for-sale securities rather than as a reduction in the cost basis of the security.  Subsequent improvements in credit quality or reductions in estimated credit losses will be recognized immediately as a reversal of the previously recorded allowance, which aligns the income statement recognition of credit losses with the reporting period in which changes occur.

Held-to-maturity securities will be subject to CECL.  CECL will require an allowance on these held-to-maturity debt securities for lifetime expected credit losses, determined by adjusting historical loss information for current conditions and reasonable and supportable forecasts.  The forward-looking evaluation of lifetime expected losses will be performed on a pooled basis for bonds that share similar risk characteristics.  These allowances for expected losses must be made by the holder of the HTM debt security when the security is purchased.  At March 31, 2020, CTBI held no securities designated as held-to-maturity.

CTBI accounts for equity securities in accordance with ASC 321, Investments – Equity Securities.  ASC 321 requires equity investments (except those accounted for under the equity method and those that result in the consolidation of the investee) to be measured at fair value, with changes in fair values recognized in net income.

Equity securities with a readily determinable fair value are required to be measured at fair value, with changes in fair value recognized through net income.  Equity securities without a readily determinable fair value are carried at cost, less any impairment, if any, plus or minus changes resulting from observable price changes for identical or similar investments.  As permitted by ASC 321-10-35-2, CTBI can make an irrevocable election to subsequently measure an equity security without a readily determinable fair value, and all identical or similar investments of the same issuer, including future purchases of identical or similar investments of the same issuer, at fair value.  CTBI has made this election for its Visa Class B equity securities.  The fair value of these securities was determined by a third party service provider using Level 3 inputs as defined in ASC 820, Fair Value Measurement, and changes in fair value are recognized in income.

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

The provisions of the CARES Act included an election to not apply the guidance on accounting for troubled debt restructurings to loan modifications, such as extensions or deferrals, related to COVID-19 made between March 1, 2020 and the earlier of (i) December 31, 2020 or (ii) 60 days after the end of the COVID-19 national emergency.  The relief can only be applied to modifications for borrowers that were not more than 30 days past due as of December 31, 2019.  CTBI elected to adopt these provisions of the CARES Act.

Loan origination and commitment fees and certain direct loan origination costs are deferred and the net amount amortized over the estimated life of the related loans, leases, or commitments as a yield adjustment.

Allowance for Credit Losses – FASB issued ASU 2016-13 in 2016 which introduced the current expected credit losses methodology (CECL) for estimating allowances for credit losses.  This accounting change was effective January 1, 2020.  CTBI measures expected credit losses of financial assets on a collective (pool) basis using loss-rate methods when the financial assets share similar risk characteristics.  Loans that do not share risk characteristics are evaluated on an individual basis.  Regardless of an initial measurement method, once it is determined that foreclosure is probable, the allowance for credit losses is measured based on the fair value of the collateral as of the measurement date.  As a practical expedient, the fair value of the collateral may be used for a loan when determining the allowance for credit losses for which the repayment is expected to be provided substantially through the operation or sale of the collateral when the borrower is experiencing financial difficulty.  The fair value shall be adjusted for selling costs.  For collateral-dependent financial assets, the credit loss expected may be zero if the fair value less costs to sell exceed the amortized cost of the loan.  Loans shall not be included in both collective assessments and individual assessments.

In the event that collection of principal becomes uncertain, CTBI has policies in place to reverse accrued interest in a timely manner.  Therefore, CTBI elected ASU 2019-04 which allows that accrued interest would continue to be presented separately and not part of amortized cost on loan.  The methodology used by CTBI is developed using the current loan balance, which is then compared to amortized cost balances to analyze the impact.  The difference in amortized cost basis versus consideration of loan balances impacts the allowance for credit losses calculation by one basis point and is considered immaterial.  The primary difference is for indirect lending premiums.

We maintain an allowance for credit losses (“ACL”) at a level that is appropriate to cover estimated credit losses on individually evaluated loans, as well as estimated credit losses inherent in the remainder of the loan and lease portfolio.  Credit losses are charged and recoveries are credited to the ACL.

We utilize an internal risk grading system for commercial credits.  Those credits that meet the following criteria are subject to individual evaluation:  the loan has an outstanding bank share balance of $1 million or greater and (i) has a criticized risk rating, (ii) is in nonaccrual status, (iii) is a TDR, or (iv) is 90 days or more past due.  The borrower’s cash flow, adequacy of collateral coverage, and other options available to CTBI, including legal remedies, are evaluated.  We evaluate the collectability of both principal and interest when assessing the need for loss provision.  Historical loss rates are analyzed and applied to other commercial loan segments not subject to individual evaluation.

Homogenous loans, such as consumer installment, residential mortgages, and home equity lines are not individually risk graded.  The associated ACL for these loans is measured in pools with similar risk characteristics under ASC 326.

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

Historical loss rates for loans are adjusted for significant factors that, in management’s judgment, reflect the impact of any current conditions on loss recognition.  With the implementation of ASC 326, weighted average life (“WAL”) calculations were completed as a tool to determine the life of CTBI’s various loan segments.  Vintage modeling was used to determine the life of loan losses for consumer and residential real estate loans.  Static pool modeling was used to determine the life of loan losses for commercial loan segments.  Qualitative factors used to derive CTBI’s total ACL include delinquency trends, current economic conditions and trends, strength of supervision and administration of the loan portfolio, levels of underperforming loans, trends in loan losses, and underwriting exceptions.  With the implementation of ASC 326, forecasting factors including unemployment rates, and industry specific forecasts for industries in which our total exposure is 5% of capital or greater are also included as factors in the ACL model.  Management continually reevaluates the other subjective factors included in its ACL analysis.

Troubled Debt Restructurings – Troubled debt restructurings are certain loans that have been modified where economic concessions have been granted to borrowers who have experienced financial difficulties. These concessions typically result from our loss mitigation activities and could include reductions in the interest rate, payment extensions, forgiveness of principal, forbearance or other actions.  Modifications of terms for our loans and their inclusion as troubled debt restructurings are based on individual facts and circumstances.  Loan modifications that are included as troubled debt restructurings may involve either an increase or reduction of the interest rate, extension of the term of the loan, or deferral of principal and/or interest payments, regardless of the period of the modification.  All of the loans identified as troubled debt restructuring were modified due to financial stress of the borrower.  In order to determine if a borrower is experiencing financial difficulty, an evaluation is performed to determine the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification.  This evaluation is performed under CTBI’s internal underwriting policy.

When we modify loans and leases in a troubled debt restructuring, we evaluate any possible impairment based on the present value of expected future cash flows, discounted at the contractual interest rate of the original loan agreement, or use the current fair value of the collateral, less selling costs for collateral dependent loans. If we determined that the value of the modified loan is less than the recorded investment in the loan (net of previous charge-offs, deferred loan fees or costs and unamortized premium or discount), impairment is recognized through an allowance estimate or a charge-off to the allowance. In periods subsequent to modification, we evaluate troubled debt restructurings, including those that have payment defaults, for possible impairment and recognize impairment through the allowance.

Other Real Estate Owned – When foreclosed properties are acquired, appraisals are obtained and the properties are booked at the current fair market value less expected sales costs.  Additionally, periodic updated appraisals are obtained on unsold foreclosed properties.  When an updated appraisal reflects a fair market value below the current book value, a charge is booked to current earnings to reduce the property to its new fair market value less expected sales costs.  Our policy for determining the frequency of periodic Previews is based upon consideration of the specific properties and the known or perceived market fluctuations in a particular market and is typically between 12 and 18 months but generally not more than 24 months.  All revenues and expenses related to the carrying of other real estate owned are recognized through the income statement.

Income Taxes – Income tax expense is based on the taxes due on the consolidated tax return plus deferred taxes based on the expected future tax benefits and consequences of temporary differences between carrying amounts and tax bases of assets and liabilities, using enacted tax rates.  Any interest and penalties incurred in connection with income taxes are recorded as a component of income tax expense in the consolidated financial statements.  During the three months ended March 31, 2020 and 2019, CTBI has not recognized a significant amount of interest expense or penalties in connection with income taxes.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Interest rate risk management focuses on maintaining consistent growth in net interest income within Board-approved policy limits.  CTBI uses an earnings simulation model to analyze net interest income sensitivity to movements in interest rates.  Given a 200 basis point increase to the yield curve used in the simulation model, it is estimated net interest income for CTBI would increase by 4.17 percent over one year and 8.56 percent over two years.  A 25 basis point decrease in the yield curve would decrease net interest income by an estimated 0.48 percent over one year and 0.80 percent over two years.  For further discussion of CTBI’s market risk, see the Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Market Risk included in the annual report on Form 10-K for the year ended December 31, 2019.

Item 4.  Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

CTBI’s management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934.  As of the end of the period covered by this report, an evaluation was carried out by CTBI’s management, with the participation of our Chief Executive Officer and the Executive Vice President, Chief Financial Officer, and Treasurer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, management concluded that disclosure controls and procedures as of March 31, 2020 were effective in ensuring material information required to be disclosed in this quarterly report on Form 10-Q was recorded, processed, summarized, and reported on a timely basis.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in CTBI’s internal control over financial reporting that occurred during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, CTBI’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	None

Item 1A.	Risk Factors

CTBI is subject to a number of risk factors that may affect our business, results of operations, and financial condition, including those disclosed in CTBI’s Annual Report on Form 10-K for the year ended December 31, 2019, and the following additional risk factor:

COVID-19-Related Risk

Since March 13, 2020, the United States has been operating under a state of emergency declared by President Trump in response to the spread of COVID-19.  COVID-19 and related governmental responses have affected economic and financial market conditions as well as the operations, results, and prospects of companies across many industries.

The coronavirus pandemic has caused increased volatility in financial markets and the possibility of prolonged adverse economic conditions.  These changes in economic and financial market conditions could result in decreases in demand for products, decreases in market value of loans and securities, impairments of intangible assets (such as goodwill), decreases in income due to interest rate declines, and increases in customer delinquencies and defaults. There is uncertainty around the duration and breadth of the COVID-19 pandemic, and as a result the ultimate impact on our business, financial condition or operating results cannot be reasonably estimated at this time.  While we expect the impacts of COVID-19 to have an adverse effect on our business, financial condition, and results of operations, we are unable to predict the extent or nature of these impacts at this time.  Public health officials have recommended and mandated precautions to mitigate the spread of COVID-19, including prohibitions on congregating in heavily populated areas and shelter-in-place orders or similar measures.  As a result, we have temporarily adjusted branch operations, decreased lobby usage, encouraged drive-thru and ATM use along with internet banking, had employees work remotely or work split-shifts when possible, implemented social distancing guidelines, and consolidated operations.

Loan and Credit Losses. To combat the spread of COVID-19, and, in some cases, in response to governmental mandates to close non-essential businesses, many businesses have ceased or substantially reduced operations for an indeterminate period.  In addition, individuals may have been laid off, furloughed, or be unable to work as a result of reduced business operations.  These situations could lead to a material change in the credit quality of our loan portfolio.

Industry Concentration. Certain industries have been or are likely to be more impacted by COVID-19 than others.  The impact to the agriculture industry, bank holding companies, the hotel/motel industry, lessors of non-residential buildings, and lessors of residential buildings/dwellings could lead to significant deterioration in our asset quality.

Small and Mid-Size Business Concentration. It is expected that small and mid-size businesses, many of which rely on continuing cash flow to fund day-to-day operations, may be particularly hard hit by forced closures and other preventative measures taken by federal, state, or local governments.  Although government programs have sought, and may further seek, to provide relief to these types of entities, there can be no assurance that these programs will succeed.  Also, governments may continue to adopt regulations or promulgate executive orders that restrict or limit banks’ ability to take certain actions with these customers that they would otherwise take in the ordinary course—such as following standard collection and foreclosure procedures.  At the same time, it may be the case that more customers are expected to draw on existing lines of credit or seek additional loans to help finance their business operations.

Capital and Liquidity. Market volatility and prolonged periods of economic stress may affect our capital and liquidity.  In addition, these factors may limit access to capital markets.  Risks to credit portfolios and/or increased draws on outstanding lines of credit could affect capital and liquidity at, and/or result in decreased income or increased losses for, our bank subsidiary.   Changes to our capital and liquidity could lead to the need to cease or reduce dividend payments and any formal or informal actions regulators may take to address capital and liquidity concerns.

 Suspension of Mortgage and Other Loan Payments and Foreclosures. The federal government signed into law on March 27, 2020 Title IV of the CARES Act, which provides that individuals with single-family, federally backed mortgages may request a 180-day mortgage forbearance (which can be extended another 180 days) due to COVID-19-related difficulties.  It is possible that other states or federal regulators take similar measures.  The bank has implemented relief actions for our customers including suspension of residential foreclosure actions through May 18, 2020 and several loan assistance programs designed to assist those customers who are experiencing, or, are likely to experience, financial difficulties directly related to COVID-19 causing loss of individual income and/or household income.  At April 30, 2020, we had 2,837 COVID-19 loan deferrals totaling $681.7 million.  We are also participating in the Paycheck Protection Program (PPP) stemming from the CARES Act passed by Congress as a stimulus response to the potential economic impacts of COVID-19.  As of May 3, 2020, we had 2,462 PPP loans authorized by the Small Business Administration totaling $268.3 million.

Real Estate Market and Real Estate Lending. In addition to the actions described above, there is risk that COVID-19 significantly affects the U.S. commercial and residential real estate markets and, accordingly, our real estate lending business in other ways, including through low U.S. mortgage rates (which reached an all-time low during the first quarter), decreasing property values (which, among other effects, may both increase the risk of defaults and reduce the value of real estate collateral, thereby diminishing recovery in the event of default), and reduced demand for commercial and multifamily real estate and increased vacancies if businesses fail or close locations.

Catastrophes, including Pandemics and Contagious Illnesses. The length of the COVID-19 outbreak is unknown and unpredictable and there is a potential for additional waves of COVID-19 or new strains of coronavirus even after COVID-19 appears contained in an area.

Cybersecurity. We face increased cybersecurity risks due to employees working remotely.  Increased levels of remote access create additional opportunities for cybercriminals to exploit vulnerabilities, and employees may be more susceptible to phishing and social engineering attempts due to increased stress caused by the crisis and from balancing family and work responsibilities at home.  Cybercriminals may also prey on fears about COVID-19, and take advantage of the current environment in which legitimate information regarding COVID-19 is being frequently and widely disseminated, such as by including malware in emails that appear to include documents providing legitimate information for protecting oneself from COVID-19.  In addition, technological resources may be strained due to the number of remote users.

Changes in Consumer Behavior. Consumers affected by COVID-19 may continue to demonstrate changed behavior even after the crisis is over.  For example, consumers may decrease discretionary spending on a permanent or long-term basis, certain industries may take longer to recover (particularly those that rely on travel or large gatherings) as consumers may be hesitant to return to full social interaction, and temporary closures of bank branches could result in consumers becoming more comfortable with technology and devaluing face-to-face interaction.

Reliance on Vendors and Other Companies. We rely on vendors and other third parties to provide critical systems and services.  COVID-19 presents heightened or novel risks with respect to continuity of critical services.  These risks include the possibility of closure or business interruption.  In addition, although in most regions subject to a stay-at-home order the definition of essential services generally includes businesses that provide essential services to banks, the definitions vary by state and may result in some vendors not being able to work from their offices.

Changes to Interest Rates. In response to COVID-19, the Federal Reserve reduced the Federal Funds Rate to zero percent in March 2020.  The outlook for the remainder of 2020 is uncertain, and there is a possibility that the Federal Reserve keeps interest rates low or even uses negative interest rates if economic conditions warrant.  The sudden decrease in interest rates and any risks associated with the possibility of an extended period of operations in a zero- or negative-rate environment, has the potential for significantly decreased profitability.

Other Impacts on Financial Condition. A prolonged pandemic event may have a number of effects on our financial condition.  Decreases in our stock price and cash flow projections as a result of COVID-19 could result in goodwill impairment.  In addition, a period of prolonged losses or decreased earnings could result in the expiration of deferred tax assets (“DTA”) before we have the opportunity to use some or all of the benefit of the DTA.  Changes in our assessment of whether the full benefit of DTAs may be realized could impact our regulatory capital.  We may also be at risk of being required to recognize other-than-temporary impairments and/or reduce other comprehensive income.

Impact to Investment Management Business Lines. Volatile market conditions caused by COVID-19 could reduce the value of assets under management and/or cause clients to withdraw funds.

LIBOR Transition Planning. Banking institutions have been planning for the transition away from LIBOR in advance of December 31, 2021, the date that LIBOR is generally expected to cease to exist, although the U.K. Financial Conduct Authority has expressed that it and the Bank of England are assessing the impacts of COVID-19 on progress to meet the expected deadline.  It remains unclear, however, whether the cessation of LIBOR will be delayed due to COVID-19 or what form any delay may take, and there are no assurances that there will be a delay.  It is also unclear what the duration and severity of COVID-19 will be, and whether this will impact LIBOR transition planning.  COVID-19 may also slow regulators’ and others’ efforts to develop and implement alternative reference rates, which could make LIBOR transition planning more difficult, particularly if the cessation of LIBOR is not delayed but alternatives do not develop.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None
(b)	None
(c)	Purchases of equity securities by the issuer.

The following table presents information relating to CTBI’s purchases of its equity securities during the three months ended March 31, 2020.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plan or programs (1)	Maximum number of shares that may be purchased under the plans or programs (1)
January 2020	0	$--		67,370
February 2020	0	--		67,370
March 2020	32,664	--	32,664	1,034,706
Total	32,664	$33.64	32,664	1,034,706

 (1)  On March 9, 2020, the Board of Directors of CTBI approved an increase to its stock repurchase program of up to an additional 1,000,000 shares of CTBI’s outstanding common stock.  At the time the increase was approved, there were 67,370 shares remaining under CTBI’s existing stock repurchase program, which began in December 1998 with the authorization to acquire up to 500,000 shares and was increased by an additional 1,000,000 shares in July 2000 and May 2003.  As of March 31, 2020, a total of 2,465,294 shares have been repurchased through this program.

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

COMMUNITY TRUST BANCORP, INC.

Date: May 8, 2020	By:

/s/ Jean R. Hale
Jean R. Hale
Chairman, President, and Chief Executive Officer

/s/ Kevin J. Stumbo
Kevin J. Stumbo
Executive Vice President, Chief Financial Officer,
and Treasurer