Form 10-Q
period 2020-06-30
COMMUNITY TRUST BANCORP INC /KY/
filed 2020-08-07
CIK 350852

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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

(606) 432-1414
(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock
(Title of class)

CTBI	Nasdaq Global Select Market
(Trading symbol)	(Name of exchange on which registered)

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

Common stock – 17,802,012 shares outstanding at July 31, 2020

CAUTIONARY STATEMENT
REGARDING FORWARD LOOKING STATEMENTS

Certain of the statements contained herein that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. Community Trust Bancorp, Inc.’s (“CTBI”) actual results may differ materially from those included in the forward-looking statements. Forward-looking statements are typically identified by words or phrases such as “believe,” “expect,” “anticipate,” “intend,” “estimate,” “may increase,” “may fluctuate,” and similar expressions or future or conditional verbs such as “will,” “should,” “would,” and “could.” These forward-looking statements involve risks and uncertainties including, but not limited to, economic conditions, portfolio growth, the credit performance of the portfolios, including bankruptcies, and seasonal factors; changes in general economic conditions including the performance of financial markets, prevailing inflation and interest rates, realized gains from sales of investments, gains from asset sales, and losses on commercial lending activities; the effects of the COVID-19 pandemic on our business operations and credit quality and on general economic and financial market conditions, as well as our ability to respond to the related challenges; our participation in the Paycheck Protection Program administered by the Small Business Administration; results of various investment activities; the effects of competitors’ pricing policies, changes in laws and regulations, competition, and demographic changes on target market populations’ savings and financial planning needs; industry changes in information technology systems on which we are highly dependent; failure of acquisitions to produce revenue enhancements or cost savings at levels or within the time frames originally anticipated or unforeseen integration difficulties; and the resolution of legal  proceedings and related matters.  In addition, the banking industry in general is subject to various monetary, operational, and fiscal policies and regulations, which include, but are not limited to, those determined by the Federal Reserve Board, the Federal Deposit Insurance Corporation, the Consumer Financial Protection Bureau, and state regulators, whose policies, regulations, and enforcement actions could affect CTBI’s results.  These statements are representative only on the date hereof, and CTBI undertakes no obligation to update any forward-looking statements made.

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

Community Trust Bancorp, Inc.
Condensed Consolidated Balance Sheets

(dollars in thousands)	(unaudited) June 30 2020	December 31 2019
Assets:
Cash and due from banks	$63,194	$58,680
Interest bearing deposits	414,891	206,003
Cash and cash equivalents	478,085	264,683

Certificates of deposit in other banks	245	245
Debt securities available-for-sale at fair value (amortized cost of $725,392 and $593,945, respectively)	740,479	599,844
Debt securities held-to-maturity at amortized cost (fair value of $0 and $517, respectively)	0	517
Equity securities at fair value	2,094	1,953
Loans held for sale	28,987	1,167

Loans	3,538,770	3,248,664
Allowance for credit losses*	(46,634)	(35,096)
Net loans	3,492,136	3,213,568

Premises and equipment, net	42,810	44,046
Right-of-use asset	13,867	14,550
Federal Home Loan Bank stock	10,408	10,474
Federal Reserve Bank stock	4,887	4,887
Goodwill	65,490	65,490
Bank owned life insurance	69,945	69,269
Mortgage servicing rights	2,518	3,263
Other real estate owned	17,675	19,480
Accrued interest receivable	14,858	14,836
Other assets	38,357	37,731
Total assets	$5,022,841	$4,366,003

Liabilities and shareholders’ equity:
Deposits:
Noninterest bearing	$1,109,873	$865,760
Interest bearing	2,862,436	2,539,812
Total deposits	3,972,309	3,405,572

Repurchase agreements	296,007	226,917
Federal funds purchased	1,000	7,906
Advances from Federal Home Loan Bank	405	415
Long-term debt	57,841	57,841
Deferred taxes	4,678	5,110
Operating lease liability	13,101	13,729
Finance lease liability	1,449	1,456
Accrued interest payable	4,508	2,839
Other liabilities	39,696	29,332
Total liabilities	4,390,994	3,751,117

Shareholders’ equity:
Preferred stock, 300,000 shares authorized and unissued	-	-
Common stock, $5 par value, shares authorized 25,000,000; shares outstanding 2020 – 17,794,598; 2019 – 17,793,165	88,973	88,966
Capital surplus	224,688	224,907
Retained earnings	307,134	296,760
Accumulated other comprehensive income, net of tax	11,052	4,253
Total shareholders’ equity	631,847	614,886

Total liabilities and shareholders’ equity	$5,022,841	$4,366,003

*Effective January 1, 2020, the allowance for loan and lease losses became the allowance for credit losses with the implementation of ASU 2016-13, commonly referred to as CECL.

See notes to condensed consolidated financial statements.

Community Trust Bancorp, Inc.
Condensed Consolidated Statements of Income and Comprehensive Income
(unaudited)

	Three Months Ended June 30		Six Months Ended June 30
(in thousands except per share data)	2020	2019	2020	2019
Interest income:
Interest and fees on loans, including loans held for sale	$41,264	$41,318	$81,729	$82,228
Interest and dividends on securities
Taxable	2,867	3,089	5,913	6,252
Tax exempt	596	580	1,123	1,258
Interest and dividends on Federal Reserve Bank and Federal Home Loan Bank stock	138	261	278	557
Interest on Federal Reserve Bank deposits	88	1,525	584	2,311
Other, including interest on federal funds sold	15	44	40	100
Total interest income	44,968	46,817	89,667	92,706

Interest expense:
Interest on deposits	5,312	8,956	12,254	17,031
Interest on repurchase agreements and federal funds purchased	777	1,191	1,781	2,347
Interest on advances from Federal Home Loan Bank	0	0	0	39
Interest on long-term debt	417	643	926	1,279
Total interest expense	6,506	10,790	14,961	20,696

Net interest income	38,462	36,027	74,706	72,010
Provision for credit losses*	(49)	1,563	12,658	1,753
Net interest income after provision for credit losses	38,511	34,464	62,048	70,257

Noninterest income:
Service charges on deposit accounts	4,967	6,525	10,883	12,645
Gains on sales of loans, net	1,753	518	2,236	848
Trust and wealth management income	2,569	2,765	5,453	5,340
Loan related fees	822	440	917	1,013
Bank owned life insurance	564	689	1,137	1,247
Brokerage revenue	313	299	685	560
Securities gains	937	204	1,186	560
Other noninterest income	954	812	1,903	2,209
Total noninterest income	12,879	12,252	24,400	24,422

Noninterest expense:
Officer salaries and employee benefits	3,104	3,297	5,855	6,671
Other salaries and employee benefits	12,049	12,790	24,329	25,375
Occupancy, net	1,938	1,812	3,923	3,863
Equipment	686	749	1,407	1,488
Data processing	1,875	1,789	3,853	3,552
Bank franchise tax	1,812	1,683	3,624	3,398
Legal fees	496	424	973	854
Professional fees	514	546	1,083	1,077
Advertising and marketing	568	874	1,202	1,666
FDIC insurance	294	369	441	546
Other real estate owned provision and expense	601	1,024	1,470	1,795
Repossession expense	175	112	310	489
Amortization of limited partnership investments	920	1,166	1,808	1,943
Other noninterest expense	2,877	3,395	5,852	6,396
Total noninterest expense	27,909	30,030	56,130	59,113

Income before income taxes	23,481	16,686	30,318	35,566
Income taxes	3,829	(1,638)	4,087	2,303
Net income	19,652	18,324	26,231	33,263

Other comprehensive income:
Unrealized holding gains on debt securities available-for-sale:
Unrealized holding gains arising during the period	8,086	6,522	10,233	12,646
Less: Reclassification adjustments for realized gains included in net income	564	5	1,045	6
Tax expense	1,956	1,690	2,389	2,976
Other comprehensive income, net of tax	5,566	4,827	6,799	9,664
Comprehensive income	$25,218	$23,151	$33,030	$42,927

Basic earnings per share	$1.11	$1.03	$1.48	$1.88
Diluted earnings per share	$1.11	$1.03	$1.48	$1.88

Weighted average shares outstanding-basic	17,739	17,721	17,746	17,717
Weighted average shares outstanding-diluted	17,742	17,733	17,753	17,728

*Effective January 1, 2020, the provision for loan losses became the provision for credit losses with the implementation of ASU 2016-13, commonly referred to as CECL.

See notes to condensed consolidated financial statements.

Consolidated Statements of Changes in Shareholders’ Equity
Quarterly

(in thousands except per share and share amounts)	Common Shares	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Total
Balance, March 31, 2020	17,787,274	88,936	224,277	294,223	5,486	612,922
Net income				19,652		19,652
Other comprehensive income, net of tax of $1,956					5,566	5,566
Cash dividends declared ($0.38 per share)				(6,741)		(6,741)
Issuance of common stock	7,585	38	187			225
Vesting of restricted stock	(261)	(1)	1			0
Stock-based compensation			223			223
Balance, June 30, 2020	17,794,598	$88,973	$224,688	$307,134	$11,052	$631,847

(in thousands except per share and share amounts)	Common Shares	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Total
Balance, March 31, 2019	17,767,594	88,839	223,426	267,016	(1,774)	577,507
Net income				18,324		18,324
Other comprehensive income, net of tax of $1,690					4,827	4,827
Cash dividends declared ($0.36 per share)				(6,380)		(6,380)
Issuance of common stock	5,718	28	188			216
Vesting of restricted stock	(474)	(2)	2			0
Forfeiture of restricted stock	(529)	(3)	3			0
Stock-based compensation			214			214
Balance, June 30, 2019	17,772,309	$88,862	$223,833	$278,960	$3,053	$594,708

See notes to condensed consolidated financial statements.

Consolidated Statements of Changes in Shareholders’ Equity

Year-to-Date

(in thousands except per share and share amounts)	Common Shares	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Total
Balance, December 31, 2019	17,793,165	$88,966	$224,907	$296,760	$4,253	$614,886
Implementation of ASU 2016-13				(2,366)		(2,366)
Balance, January 1, 2020	17,793,165	88,966	224,907	294,394	4,253	612,520
Net income				26,231		26,231
Other comprehensive income, net of tax of $2,389					6,799	6,799
Cash dividends declared ($0.76 per share)				(13,491)		(13,491)
Issuance of common stock	29,538	148	309			457
Repurchase of common stock	(32,664)	(164)	(935)			(1,099)
Issuance of restricted stock	21,544	108	(108)			0
Vesting of restricted stock	(16,985)	(85)	85			0
Stock-based compensation			430			430
Balance, June 30, 2020	17,794,598	$88,973	$224,688	$307,134	$11,052	$631,847

(in thousands except per share and share amounts)	Common Shares	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Total
Balance, December 31, 2018	17,732,853	$88,665	$223,161	$258,935	$(6,611)	$564,150
Implementation of ASU 2016-02				(480)	0	(480)
Balance, January 1, 2019	17,732,853	88,665	223,161	258,455	(6,611)	563,670
Net income				33,263		33,263
Other comprehensive income, net of tax of $2,976					9,664	9,664
Cash dividends declared ($0.72 per share)				(12,758)		(12,758)
Issuance of common stock	24,783	123	351			474
Issuance of restricted stock	27,921	140	(140)			0
Vesting of restricted stock	(12,660)	(63)	63			0
Forfeiture of restricted stock	(588)	(3)	3			0
Stock-based compensation			395			395
Balance, June 30, 2019	17,772,309	$88,862	$223,833	$278,960	$3,053	$594,708

See notes to condensed consolidated financial statements.

Community Trust Bancorp, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended June 30
(in thousands)	2020	2019
Cash flows from operating activities:
Net income	$26,231	$33,263
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,719	2,689
Deferred taxes	(2,034)	(2,588)
Stock-based compensation	472	432
Provision for credit losses*	12,658	1,753
Write-downs of other real estate owned	764	1,181
Gains on sale of mortgage loans held for sale	(2,236)	(848)
Securities gains, net	(1,045)	(6)
Change in fair market value of equity securities	(141)	(554)
Gains (losses) on sale of assets, net	(30)	38
Proceeds from sale of mortgage loans held for sale	104,642	44,665
Funding of mortgage loans held for sale	(130,226)	(42,423)
Amortization of securities premiums and discounts, net	2,416	2,361
Change in cash surrender value of bank owned life insurance	(676)	(843)
Payment of operating lease liabilities	(855)	(848)
Mortgage servicing rights:
Fair value adjustments	1,305	795
New servicing assets created	(560)	(307)
Changes in:
Accrued interest receivable	(22)	(491)
Other assets	(626)	(11,422)
Accrued interest payable	1,669	(2,698)
Other liabilities	10,197	(2,513)
Net cash provided by operating activities	24,622	21,636

Cash flows from investing activities:
Certificates of deposit in other banks:
Maturity of certificates of deposit	0	3,675
Securities available-for-sale (AFS):
Purchase of AFS securities	(376,320)	(111,117)
Proceeds from the sales of AFS securities	64,293	25,734
Proceeds from prepayments and maturities of AFS securities	179,209	97,829
Securities held-to-maturity (HTM):
Proceeds from maturities of HTM securities	517	30
Change in loans, net	(294,547)	15,176
Purchase of premises and equipment	(573)	(1,042)
Proceeds from sale and retirement of premises and equipment	0	13
Redemption of stock by Federal Home Loan Bank	66	3,353
Proceeds from sale of other real estate and repossessed assets	1,351	2,123
Proceeds from settlement of bank owned life insurance	0	615
Net cash provided by (used in) investing activities	(426,004)	36,389

Cash flows from financing activities:
Change in deposits, net	566,737	131,231
Change in repurchase agreements and federal funds purchased, net	62,184	3,246
Proceeds from Federal Home Loan Bank advances	25,000	30,000
Payments on advances from Federal Home Loan Bank	(25,010)	(30,010)
Payment of finance lease liabilities	(7)	(7)
Issuance of common stock	457	474
Repurchase of common stock	(1,099)	0
Dividends paid	(13,478)	(12,770)
Net cash provided by financing activities	614,784	122,164
Net increase in cash and cash equivalents	213,402	180,189
Cash and cash equivalents at beginning of period	264,683	141,450
Cash and cash equivalents at end of period	$478,085	$321,639

Supplemental disclosures:
Income taxes paid	$8,645	$6,500
Interest paid	13,292	18,218
Non-cash activities:
Loans to facilitate the sale of other real estate owned	1,582	2,650
Common stock dividends accrued, paid in subsequent quarter	233	208
Real estate acquired in settlement of loans	1,862	1,242

*Effective January 1, 2020, the provision for loan losses became the provision for credit losses with the implementation of ASU 2016-13, commonly referred to as CECL.

See notes to condensed consolidated financial statements.

Community Trust Bancorp, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1 - Summary of Significant Accounting Policies

In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments (which consist of normal recurring adjustments) necessary, to present fairly the condensed consolidated financial position as of June 30, 2020, the results of operations, other comprehensive income, and changes in shareholders’ equity, for the three and six months ended June 30, 2020 and 2019.  and cash flows for the six months ended June 30,2020 and 2019. In accordance with accounting principles generally accepted in the United States of America for interim financial information, these statements do not include certain information and footnote disclosures required by accounting principles generally accepted in the United States of America for complete annual financial statements.  The results of operations for the three  and six months ended June 30,2020 and 2019 and cash flows for the six months ended June 30, 2020 and 2019 are not necessarily indicative of the results to be expected for the full year.  The condensed consolidated balance sheet as of December 31, 2019 has been derived from the audited consolidated financial statements of Community Trust Bancorp, Inc. (“CTBI”) for that period.  For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2019, included in our annual report on Form 10-K.

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

Credit losses relating to available-for-sale debt securities are recorded through an allowance for credit losses rather than as a direct write-down to the security.  Management estimates potential losses on unfunded commitments, which are not unconditionally cancellable by CTBI, by calculating an anticipated funding rate based on internal data and applies an estimated loss factor to the amounts expected to be funded.  CTBI maintains an unfunded commitment allowance as part of other liabilities.  The impact of the implementation of ASU No. 2016-13 was an increase of $112 thousand to this allowance and an $84 thousand impact to equity, net of tax.

ASU 2016-13 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019.  CTB elected ASU 2019-04 which allows that accrued interest will continue to be presented separately and not part of amortized cost on loans.  The difference in amortized cost basis versus consideration of loan balances impacts the ACL calculation by one basis point and is considered immaterial.  The primary difference is for indirect lending premiums.  Per ASC 326-20-30-2, if a loan does not share risk characteristics with other pooled loans, then the loan shall be evaluated for expected credit losses on an individual basis.  In determining what loans should be evaluated individually, CTBI has established that any loan with a balance of $1 million or greater that has one of the following characteristics with be individually evaluated:  has a criticized risk rating, is in nonaccrual status, is a troubled debt restructuring (“TDR”), or is 90 days or more past due.

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

Held-to-maturity (“HTM”) securities will be subject to CECL.  CECL will require an allowance on these held-to-maturity debt securities for lifetime expected credit losses, determined by adjusting historical loss information for current conditions and reasonable and supportable forecasts.  The forward-looking evaluation of lifetime expected losses will be performed on a pooled basis for debt securities that share similar risk characteristics.  These allowances for expected losses must be made by the holder of the HTM debt security when the security is purchased.  At June 30, 2020, CTBI held no securities designated as held-to-maturity.

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

When any secured commercial loan is considered uncollectable, whether past due or not, a current assessment of the value of the underlying collateral is made.  If the balance of the loan exceeds the fair value of the collateral, the loan is placed on nonaccrual and the loan is charged down to the value of the collateral less estimated cost to sell. For commercial loans greater than $1 million and classified as criticized, troubled debt restructuring, or nonaccrual, a specific reserve is established if a loss is determined to be possible and then charged-off once it is probable.  When the foreclosed collateral has been legally assigned to CTBI, the estimated fair value of the collateral less costs to sell is then transferred to other real estate owned or other repossessed assets, and a charge-off is taken for any remaining balance.  When any unsecured commercial loan is considered uncollectable the loan is charged off no later than at 90 days past due.

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

Income Taxes – Income tax expense is based on the taxes due on the consolidated tax return plus deferred taxes based on the expected future tax benefits and consequences of temporary differences between carrying amounts and tax bases of assets and liabilities, using enacted tax rates.  Any interest and penalties incurred in connection with income taxes are recorded as a component of income tax expense in the consolidated financial statements.  During the six months ended June 30, 2020 and 2019, CTBI has not recognized a significant amount of interest expense or penalties in connection with income taxes.

Note 2 – Stock-Based Compensation

There was no compensation expense related to stock option grants for the three months ended June 30, 2020.  CTBI’s compensation expense related to stock option grants was $2 thousand for the six months ended June 30, 2020 and $10 thousand and $21 thousand, respectively, for the three and six months ended June 30, 2019.  As of June 30, 2020, there was no unrecognized compensation expense related to unvested stock option awards, as all stock option awards have fully vested.  There were no stock options granted in the first six months of 2020 or 2019.

Restricted stock expense for the three months and six ended June 30, 2020 was $244 thousand and $470 thousand, respectively, including $21 thousand and $42 thousand in dividends paid for each period.  Restricted stock expense for the three and six months ended June 30, 2019 was $222 thousand and $411 thousand, respectively, including $18 thousand and $37 thousand in dividends paid for each period.  As of June 30, 2020, there was a total of $1.9 million of unrecognized compensation expense related to restricted stock grants that will be recognized as expense as the awards vest over a weighted average period of 2.8 years.  No shares of restricted stock were granted during the three months ended June 30, 2020 and 2019.  There were 21,544 and 27,921 shares of restricted stock granted during the six months ended June 30, 2020 and 2019, respectively.  The restricted stock was issued pursuant to the terms of CTBI’s 2015 Stock Ownership Incentive Plan.  The restrictions on the restricted stock will lapse ratably over four years, except for a 2,500 management retention restricted stock award granted in January 2020 which will vest at the end of five years, subject to such management employee’s continued employment.  However, in the event of certain participant employee termination events occurring within 24 months of a change in control of CTBI or the death of the participant, the restrictions will lapse, and in the event of the participant’s disability, the restrictions will lapse on a pro rata basis.  The Compensation Committee will have discretion to review and revise restrictions applicable to a participant’s restricted stock in the event of the participant’s retirement.

Note 3 – Securities

Debt securities are classified into held-to-maturity and available-for-sale categories.  Held-to-maturity (HTM) securities are those that CTBI has the positive intent and ability to hold to maturity and are reported at amortized cost.  Available-for-sale (AFS) securities are those that CTBI may decide to sell if needed for liquidity, asset-liability management or other reasons.  Available-for-sale securities are reported at fair value, with unrealized gains or losses included as a separate component of equity, net of tax.  As of June 30, 2020, CTBI had no held-to-maturity securities.

The amortized cost and fair value of debt securities at June 30, 2020 are summarized as follows:

Available-for-Sale

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury and government agencies	$89,335	$550	$(453)	$89,432
State and political subdivisions	120,194	5,752	(28)	125,918
U.S. government sponsored agency mortgage-backed securities	459,327	11,023	(395)	469,955
Other debt securities	56,536	0	(1,362)	55,174
Total available-for-sale securities	$725,392	$17,325	$(2,238)	$740,479

The amortized cost and fair value of debt securities at December 31, 2019 are summarized as follows:

Available-for-Sale

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury and government agencies	$171,250	$476	$(576)	$171,150
State and political subdivisions	99,403	2,941	(37)	102,307
U.S. government sponsored agency mortgage-backed securities	291,874	4,443	(1,072)	295,245
Other debt securities	31,418	0	(276)	31,142
Total available-for-sale securities	$593,945	$7,860	$(1,961)	$599,844

Held-to-Maturity

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
State and political subdivisions	$517	$0	$0	$517
Total held-to-maturity securities	$517	$0	$0	$517

The amortized cost and fair value of debt securities at June 30, 2020 by contractual maturity are shown below.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale
(in thousands)	Amortized Cost	Fair Value
Due in one year or less	$12,136	$12,195
Due after one through five years	19,933	20,503
Due after five through ten years	95,400	96,332
Due after ten years	82,060	86,320
U.S. government sponsored agency mortgage-backed securities	459,327	469,955
Other debt securities	56,536	55,174
Total debt securities	$725,392	$740,479

During the three months ended June 30, 2020, we had a net securities gain of $937 thousand, consisting of a pre-tax gain of $565 thousand realized on sales and calls of AFS securities and an unrealized gain of $372 thousand from the fair market value adjustment of equity securities. During the three months ended June 30, 2019, we had a net securities gain of $204 thousand, consisting of a pre-tax gain of $5 thousand realized on sales and calls of AFS securities and an unrealized gain of $199 thousand from the fair market value adjustment of equity securities.

During the six months ended June 30, 2020, we had a net securities gain of $1.2 million, consisting of a pre-tax gain of $1.1 million realized on sales and calls of AFS securities and an unrealized gain of $0.1 million from the fair market value adjustment of equity securities.  During the six months ended June 30, 2019, we had a net securities gain of $560 thousand, consisting of a pre-tax gain of $6 thousand realized on sales and calls of AFS securities and an unrealized gain of $554 thousand from the fair market value adjustment of equity securities.

Equity Securities at Fair Value

CTBI made the election permitted by ASC 321-10-35-2 to record its Visa Class B shares at fair value.  Equity securities at fair value as of June 30, 2020 were $2.1 million, as a result of a $0.4 million increase in the fair market value in the second quarter 2020.  The fair market value of equity securities increased $0.2 million in the second quarter 2019.  No equity securities were sold during the second quarter 2020.

The amortized cost of securities pledged as collateral, to secure public deposits and for other purposes, was $218.3 million at June 30, 2020 and $239.1 million at December 31, 2019.

The amortized cost of securities sold under agreements to repurchase amounted to $308.7 million at June 30,2020 and $261.5 million at December 31, 2019.

CTBI evaluates its investment portfolio on a quarterly basis for impairment.  The analysis performed as of June 30, 2020 indicates that all impairment is considered temporary, market and interest rate driven, and not credit-related.  The percentage of total debt securities with unrealized losses as of June 30,2020 was 26.8% compared to 42.8% as of December 31, 2019.  The following tables provide the amortized cost, gross unrealized losses, and fair market value, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position as of June 30, 2020 that are not deemed to have credit losses.  As stated above, CTBI had no HTM securities as of June 30, 2020.

Available-for-Sale

(in thousands)	Amortized Cost	Gross Unrealized Losses	Fair Value
Less Than 12 Months
U.S. Treasury and government agencies	$23,440	$(112)	$23,328
State and political subdivisions	536	(28)	508
U.S. government sponsored agency mortgage-backed securities	55,124	(307)	54,817
Other debt securities	56,030	(1,341)	54,689
Total <12 months impaired AFS securities	135,130	(1,788)	133,342

12 Months or More
U.S. Treasury and government agencies	49,653	(341)	49,312
State and political subdivisions	0	0	0
U.S. government sponsored agency mortgage-backed securities	15,503	(88)	15,415
Other debt securities	506	(21)	485
Total ≥12 months impaired AFS securities	65,662	(450)	65,212

Total
U.S. Treasury and government agencies	73,093	(453)	72,640
State and political subdivisions	536	(28)	508
U.S. government sponsored agency mortgage-backed securities	70,627	(395)	70,232
Other debt securities	56,536	(1,362)	55,174
Total impaired AFS securities	$200,792	$(2,238)	$198,554

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

Note 4 – Loans

Major classifications of loans, net of unearned income, deferred loan origination costs and fees, and net premiums on acquired loans, are summarized as follows:

(in thousands)	June 30 2020
Hotel/motel	$257,245
Commercial real estate residential	257,517
Commercial real estate nonresidential	772,537
Dealer floorplans	62,909
Commercial other	288,850
Commercial unsecured SBA PPP	266,951
Commercial loans	1,906,009

Real estate mortgage	780,632
Home equity lines	108,531
Residential loans	889,163

Consumer direct	147,284
Consumer indirect	596,314
Consumer loans	743,598

Loans and lease financing	$3,538,770

(in thousands)	December 31 2019
Commercial construction	$104,809
Commercial secured by real estate	1,169,975
Equipment lease financing	481
Commercial other	389,683
Real estate construction	63,350
Real estate mortgage	733,003
Home equity	111,894
Consumer direct	148,051
Consumer indirect	527,418
Total loans	$3,248,664

The segments presented for June 30, 2020 reflect the implementation of ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, while the December totals are presented under the previous incurred loss model. CTB adopted ASC 326 for all financial assets measured at amortized cost and off-balance sheet credit exposures. Results of reporting periods beginning January 1, 2020 are presented under ASC 326 while prior period amounts continue to be reported in accordance with previously applicable GAAP.

CTBI has segregated and evaluates its loan portfolio through nine portfolio segments with similar risk characteristics. CTBI serves customers in small and mid-sized communities in eastern, northeastern, central, and south central Kentucky, southern West Virginia, and northeastern Tennessee.  Therefore, CTBI’s exposure to credit risk is significantly affected by changes in these communities.

Hotel/motel loans are a significant concentration for CTBI, representing approximately 7.3% of total loans. This industry has unique risk characteristics as it is highly susceptible to changes in the domestic and global economic environments, which can cause the industry to experience substantial volatility. Additionally, any hotel/motel construction loans would be included in this segment as CTBI’s construction loans are primarily completed as one loan going from construction to permanent financing. These loans are originated based on the borrower’s ability to service the debt and secondarily based on the fair value of the underlying collateral.

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

CTBI participated in the Paycheck Protection Program (“PPP”) established by the CARES Act resulting in a new loan segment of unsecured commercial other loans that are one hundred percent guaranteed by the Small Business Administration (“SBA”).  These loans, which are subject to forgiveness, have maturities of either two or three to five years, depending on when the loan was made.  These loans currently have no allowance for credit losses.

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

Not included in the loan balances above were loans held for sale in the amount of $29.0 million at June 30, 2020 and $1.2 million at December 31, 2019.

The following tables present the balance in the allowance for credit losses (“ACL”) for the period ended June 30, 2020 and the balance in the allowance for loan and lease losses (“ALLL”) and the recorded investment in loans based on portfolio segment and impairment method as of December 31, 2019 and June 30, 2019:

	Three Months Ended June 30, 2020
(in thousands)	Hotel/ Motel	Commercial Real Estate Residential	Commercial Real Estate Nonresidential	Dealer Floorplans	Commercial Other	Real Estate Mortgage	Home Equity	Consumer Direct	Consumer Indirect	Total
ACL
Beginning balance	$5,922	$4,012	$11,563	$1,713	$6,409	$7,543	$890	$2,163	$9,230	$49,445
Provision charged to expense	210	(544)	(34)	(102)	204	(112)	(35)	(64)	428	(49)
Losses charged off	0	(35)	(128)	(26)	(1,993)	(119)	0	(261)	(1,247)	(3,809)
Recoveries	0	6	7	0	83	24	1	94	832	1,047
Ending balance	$6,132	$3,439	$11,408	$1,585	$4,703	$7,336	$856	$1,932	$9,243	$46,634

	Six Months Ended June 30, 2020
(in thousands)	Hotel/ Motel	Commercial Real Estate Residential	Commercial Real Estate Nonresidential	Dealer Floorplans	Commercial Other	Real Estate Mortgage	Home Equity	Consumer Direct	Consumer Indirect	Total
ACL
Beginning balance, prior to adoption of ASC 326	$3,371	$3,439	$8,515	$802	$5,556	$4,604	$897	$1,711	$6,201	$35,096
Impact of adoption of ASC 326	170	(721)	119	820	(391)	1,893	(75)	(40)	1,265	3,040
Provision charged to expense	2,591	794	2,950	(11)	1,637	987	32	673	3,005	12,658
Losses charged off	0	(86)	(187)	(26)	(2,352)	(179)	0	(630)	(2,764)	(6,224)
Recoveries	0	13	11	0	253	31	2	218	1,536	2,064
Ending balance	$6,132	$3,439	$11,408	$1,585	$4,703	$7,336	$856	$1,932	$9,243	$46,634

	Three Months Ended June 30, 2019
(in thousands)	Commercial Construction	Commercial Secured by Real Estate	Equipment Lease Financing	Commercial Other	Real Estate Construction	Real Estate Mortgage	Home Equity	Consumer Direct	Consumer Indirect	Total
ALLL
Beginning balance	$903	$14,800	$10	$5,217	$396	$4,053	$901	$1,635	$7,089	$35,004
Provision charged to expense	(36)	533	(3)	238	(38)	299	65	400	105	1,563
Losses charged off	(71)	(345)	0	(824)	0	(180)	(34)	(331)	(1,012)	(2,797)
Recoveries	3	110	0	258	0	15	1	63	778	1,228
Ending balance	$799	$15,098	$7	$4,889	$358	$4,187	$933	$1,767	$6,960	$34,998

Ending balance:
Individually evaluated for impairment	$99	$594	$0	$182	$0	$0	$0	$0	$0	$875
Collectively evaluated for impairment	$700	$14,504	$7	$4,707	$358	$4,187	$933	$1,767	$6,960	$34,123

Loans
Ending balance:
Individually evaluated for impairment	$3,487	$37,028	$0	$11,508	$0	$2,570	$0	$0	$0	$54,593
Collectively evaluated for impairment	$62,284	$1,155,740	$962	$378,540	$57,017	$720,003	$109,831	$145,149	$508,088	$3,137,614

	Six Months Ended June 30, 2019
(in thousands)	Commercial Construction	Commercial Secured by Real Estate	Equipment Lease Financing	Commercial Other	Real Estate Construction	Real Estate Mortgage	Home Equity	Consumer Direct	Consumer Indirect	Total
ALLL
Beginning balance	$862	$14,531	$12	$4,993	$512	$4,433	$841	$1,883	$7,841	$35,908
Provision charged to expense	2	821	(5)	619	(154)	21	150	281	18	1,753
Losses charged off	(71)	(380)	0	(1,065)	0	(300)	(60)	(577)	(2,399)	(4,852)
Recoveries	6	126	0	342	0	33	2	180	1,500	2,189
Ending balance	$799	$15,098	$7	$4,889	$358	$4,187	$933	$1,767	$6,960	$34,998

Ending balance:
Individually evaluated for impairment	$99	$594	$0	$182	$0	$0	$0	$0	$0	$875
Collectively evaluated for impairment	$700	$14,504	$7	$4,707	$358	$4,187	$933	$1,767	$6,960	$34,123

Loans
Ending balance:
Individually evaluated for impairment	$3,487	$37,028	$0	$11,508	$0	$2,570	$0	$0	$0	$54,593
Collectively evaluated for impairment	$62,284	$1,155,740	$962	$378,540	$57,017	$720,003	$109,831	$145,149	$508,088	$3,137,614

	December 31, 2019
(in thousands)	Commercial Construction	Commercial Secured by Real Estate	Equipment Lease Financing	Commercial Other	Real Estate Construction	Real Estate Mortgage	Home Equity	Consumer Direct	Consumer Indirect	Total
ALLL
Balance, beginning of year	$862	$14,531	$12	$4,993	512	$4,433	$841	$1,883	$7,841	$35,908
Provision charged to expense	497	(137)	(8)	3,032	(40)	414	172	528	361	4,819
Losses charged off	(72)	(727)	0	(2,179)	(100)	(767)	(139)	(1,100)	(4,652)	(9,736)
Recoveries	12	358	0	509	0	152	23	400	2,651	4,105
Balance, end of year	$1,299	$14,025	$4	$6,355	$372	$4,232	$897	$1,711	$6,201	35,096

Ending balance:
Individually evaluated for impairment	$99	$227	$0	$886	$0	$0	$0	$0	$0	$1,212
Collectively evaluated for impairment	$1,200	$13,798	$4	$5,469	$372	$4,232	$897	$1,711	$6,201	$33,884

Loans
Ending balance:
Individually evaluated for impairment	$3,010	$41,379	$0	$11,073	$0	$2,309	$0	$0	$0	$57,771
Collectively evaluated for impairment	$101,799	$1,128,596	$481	$378,610	$63,350	$730,694	$111,894	$148,051	$527,418	$3,190,893

CTBI derived its ACL balance by using vintage modeling for the consumer and residential portfolios.  Static pool models incorporating losses by credit risk rating were developed to determine credit loss balances for the commercial loan segments.

Qualitative loss factors are based on CTBI's judgment of delinquency trends, level of nonperforming loans, trend in loan losses, supervision and administration, quality control exceptions, and reasonable and supportable forecasts based on unemployment rates and industry concentrations.  CTBI has determined that twelve months represents a reasonable and supportable forecast period and reverts back to a historical loss rate immediately.   CTBI leverages economic projections from a reputable and independent third party to form its loss driver forecasts over the twelve month forecast period. Other internal and external indicators of economic forecasts are also considered by CTBI when developing the forecast metrics.

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

Also included in inherent model risk at implementation was the estimated allowance for previously impaired loans that had not been changed on CTBI’s loan system.  There were certain loans that met the definition of impaired previously that management did not consider to have significantly different risk characteristics based on the ACL methodology and segmentation, and therefore determined they would no longer require individual analysis.  The inherent model risk factor was decreased by $1.6 million in the first quarter 2020 as formerly impaired loans that are no longer individually analyzed were reassigned and returned to the appropriate loan segments where the historical loss and other qualitative factors were applied.

As of June 30, 2020, CTBI’s ACL declined by $2.8 million or 19 basis points compared to March 31, 2020.  The decline was primarily in the specific reserves allocated to individually evaluated loans.  The decline in ACL as a percentage of loans was also driven by the large growth in PPP loans during the quarter totaling $267.0 million as of June 30, 2020.  These loans were added as a segment and, as they are one hundred percent SBA guaranteed, these loans were provided no allowance for credit losses.

Refer to Note 1 to the condensed consolidated financial statements for further information regarding our nonaccrual policy. Nonaccrual loans segregated by class of loans and loans 90 days past due and still accruing segregated by class of loans were as follows:

	June 30, 2020
(in thousands)	Nonaccrual Loans with No ACL	Nonaccrual Loan with ACL	90+ and Still Accruing	Total Nonperforming Loans

Hotel/motel	$0	$0	$132	$132
Commercial real estate residential	1,809	1,506	5,799	9,114
Commercial real estate nonresidential	0	2,833	10,276	13,109
Commercial other	1,259	689	352	2,300
Total commercial loans	3,068	5,028	16,559	24,655

Real estate mortgage	0	5,296	4,140	9,436
Home equity lines	0	691	482	1,173
Total residential loans	0	5,987	4,622	10,609

Consumer direct	0	275	97	372
Consumer indirect	0	0	521	521
Total consumer loans	0	275	618	893

Loans and lease financing	$3,068	$11,290	$21,799	$36,157

(in thousands)	December 31 2019
Commercial:
Commercial construction	$230
Commercial secured by real estate	3,759
Commercial other	3,839

Residential:
Real estate construction	634
Real estate mortgage	4,821
Home equity	716
Total nonaccrual loans	$13,999

The following tables present CTBI’s loan portfolio aging analysis, segregated by class, as of June 30, 2020 and December 31, 2019:

	June 30, 2020
(in thousands)	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Current	Total Loans
Hotel/motel	$0	$0	$132	$132	$257,113	$257,245
Commercial real estate residential	881	90	7,205	8,176	249,341	257,517
Commercial real estate nonresidential	2,810	420	12,011	15,241	757,296	772,537
Dealer floorplans	0	0	0	0	62,909	62,909
Commercial other	471	417	2,110	2,998	285,852	288,850
Commercial unsecured SBA PPP	0	0	0	0	266,951	266,951
Total commercial loans	4,162	927	21,458	26,547	1,879,462	1,906,009

Real estate mortgage	1,595	3,825	6,071	11,491	769,141	780,632
Home equity lines	717	431	787	1,935	106,596	108,531
Total residential loans	2,312	4,256	6,858	13,426	875,737	889,163

Consumer direct	360	116	372	848	146,436	147,284
Consumer indirect	1,935	497	521	2,953	593,361	596,314
Total consumer loans	2,295	613	893	3,801	739,797	743,598

Loans and lease financing	$8,769	$5,796	$29,209	$43,774	$3,494,996	$3,538,770

	December 31, 2019
(in thousands)	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Current	Total Loans	90+ and Accruing*
Commercial:
Commercial construction	$118	$0	$467	$585	$104,224	$104,809	$237
Commercial secured by real estate	2,734	5,969	12,366	21,069	1,148,906	1,169,975	8,820
Equipment lease financing	0	0	0	0	481	481	0
Commercial other	880	284	6,267	7,431	382,252	389,683	2,586
Residential:
Real estate construction	117	52	634	803	62,547	63,350	0
Real estate mortgage	774	5,376	10,320	16,470	716,533	733,003	7,088
Home equity	1,084	412	736	2,232	109,662	111,894	344
Consumer:
Consumer direct	945	230	97	1,272	146,779	148,051	97
Consumer indirect	4,037	909	447	5,393	522,025	527,418	448
Loans and lease financing	$10,689	$13,232	$31,334	$55,255	$3,193,409	$3,248,664	$19,620

*90+ and Accruing are also included in 90+ Days Past Due column.

The risk characteristics of CTBI’s material portfolio segments are as follows:

Hotel/motel loans are a significant concentration for CTBI, representing approximately 7.3% of total loans.  This industry has unique risk characteristics as it is highly susceptible to changes in the domestic and global economic environments, which can cause the industry to experience substantial volatility.  These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate.  Hotel/motel lending typically involves higher loan principal amounts and the repayment of these loans is generally dependent on the successful operation of the property securing the loan or the business conducted on the property securing the loan.  Management monitors and evaluates all commercial real estate loans based on collateral and risk grade criteria.  Commercial construction loans generally are made to customers for the purpose of building income-producing properties, and any hotel/motel construction loan would be included in this segment.  Personal guarantees of the principals are generally required.  Such loans are made on a projected cash flow basis and are secured by the project being constructed.  Construction loan draw procedures are included in each specific loan agreement, including required documentation items and inspection requirements.  Construction loans may convert to term loans at the end of the construction period, or may be repaid by the take-out commitment from another financing source.  If the loan is to convert to a term loan, the repayment ability is based on the borrower’s projected cash flow.  Risk is mitigated during the construction phase by requiring proper documentation and inspections whenever a draw is requested.  Loans in amounts greater than $500,000 generally require a performance bond to be posted by the general contractor to assure completion of the project.

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

CTBI’s participation in the CARES Act PPP loan program has resulted in a new loan segment of unsecured commercial other loans that are one hundred percent SBA guaranteed.  These loans, which are subject to forgiveness, have maturities of either two or three to five years, depending on when the loans was made.  These loans currently have no allowance for credit losses.

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

The following tables present the credit risk profile of CTBI’s commercial loan portfolio based on rating category and payment activity, segregated by class of loans and based on last credit decision or year of origination:

	Term Loans Amortized Cost Basis by Origination Year
(in thousands)	2020	2019	2018	2017	2016	Prior	Revolving Loans	Total
Hotel/motel
Risk rating:
Pass/watch	$15,859	$76,877	$42,255	$52,058	$24,211	$30,357	$29	$241,646
OAEM	0	0	0	0	0	0	0	0
Substandard	0	0	132	1,113	9,092	5,262	0	15,599
Doubtful	0	0	0	0	0	0	0	0
Total hotel/motel	$15,859	$76,877	$42,387	$53,171	$33,303	$35,619	$29	$257,245

Commercial real estate residential
Risk rating:
Pass/watch	$32,631	$47,427	$34,918	$22,779	$29,690	$59,271	$10,720	$237,436
OAEM	60	1,562	667	957	453	60	450	4,209
Substandard	2,124	2,210	2,283	4,166	1,198	3,783	108	15,872
Doubtful	0	0	0	0	0	0	0	0
Total commercial real estate residential	$34,815	$51,199	$37,868	$27,902	$31,341	$63,114	$11,278	$257,517

Commercial real estate nonresidential
Risk rating:
Pass/watch	$82,320	$118,631	$95,212	$94,677	$111,700	$207,042	$24,821	$734,403
OAEM	0	511	70	2	0	3,327	20	3,930
Substandard	3,676	7,132	1,697	2,881	1,513	16,874	401	34,174
Doubtful	0	0	0	0	0	30	0	30
Total commercial real estate nonresidential	$85,996	$126,274	$96,979	$97,560	$113,213	$227,273	$25,242	$772,537

Dealer floorplans
Risk rating:
Pass/watch	$0	$0	$0	$0	$0	$0	$62,909	$62,909
OAEM	0	0	0	0	0	0	0	0
Substandard	0	0	0	0	0	0	0	0
Doubtful	0	0	0	0	0	0	0	0
Total dealer floorplans	$0	$0	$0	$0	$0	$0	$62,909	$62,909

Commercial other
Risk rating:
Pass/watch	$61,504	$39,977	$37,488	$18,186	$8,921	$28,486	$81,263	$275,825
OAEM	0	0	5,129	250	477	26	0	5,882
Substandard	2,139	1,819	372	504	1,719	499	91	7,143
Doubtful	0	0	0	0	0	0	0	0
Total commercial other	$63,643	$41,796	$42,989	$18,940	$11,117	$29,011	$81,354	$288,850

Commercial unsecured SBA PPP
Risk rating:
Pass/watch	$266,951	$0	$0	$0	$0	$0	$0	$266,951
OAEM	0	0	0	0	0	0	0	0
Substandard	0	0	0	0	0	0	0	0
Doubtful	0	0	0	0	0	0	0	0
Total commercial unsecured SBA PPP	$266,951	$0	$0	$0	$0	$0	$0	$266,951

Commercial loans
Risk rating:
Pass/watch	$459,265	$282,912	$209,873	$187,700	$174,522	$325,156	$179,742	$1,819,170
OAEM	60	2,073	5,866	1,209	930	3,413	470	14,021
Substandard	7,939	11,161	4,484	8,664	13,522	26,418	600	72,788
Doubtful	0	0	0	0	0	30	0	30
Total commercial loans	$467,264	$296,146	$220,223	$197,573	$188,974	$355,017	$180,812	$1,906,009

(in thousands)	Commercial Construction	Commercial Secured by Real Estate	Equipment Leases	Commercial Other	Total
December 31, 2019
Pass	$98,102	$1,036,573	$481	$358,203	$1,493,359
Watch	3,595	54,338	0	13,618	71,551
OAEM	254	27,964	0	6,065	34,283
Substandard	2,858	51,068	0	11,737	65,663
Doubtful	0	32	0	60	92
Total	$104,809	$1,169,975	$481	$389,683	$1,664,948

The following tables present the credit risk profile of CTBI’s residential real estate and consumer loan portfolios based on performing or nonperforming status, segregated by class:

	Term Loans Amortized Cost Basis by Origination Year
	2020	2019	2018	2017	2016	Prior	Revolving Loans	Total
Home equity lines
Performing	$0	$0	$0	$0	$7	$12,086	$95,265	$107,358
Nonperforming	0	0	0	0	0	757	416	1,173
Total home equity lines	$0	$0	$0	$0	$7	$12,843	$95,681	$108,531

Mortgage loans
Performing	$85,015	$148,158	$78,460	$78,334	$62,805	$318,424	$0	$771,196
Nonperforming	0	418	448	400	409	7,761	0	9,436
Total mortgage loans	$85,015	$148,576	$78,908	$78,734	$63,214	$326,185	$0	$780,632

Residential loans
Performing	$85,015	$148,158	$78,460	$78,334	$62,812	$330,510	$95,265	$878,554
Nonperforming	0	418	448	400	409	8,518	416	10,609
Total residential loans	$85,015	$148,576	$78,908	$78,734	$63,221	$339,028	$95,681	$889,163

Consumer direct loans
Performing	$37,707	$46,038	$26,068	$12,897	$8,888	$15,314	$0	$146,912
Nonperforming	0	15	3	0	0	354	0	372
Total consumer direct loans	$37,707	$46,053	$26,071	$12,897	$8,888	$15,668	$0	$147,284

Consumer indirect loans
Performing	$181,015	$164,703	$129,347	$69,555	$35,154	$16,019	$0	$595,793
Nonperforming	0	217	170	74	21	39	0	521
Total consumer indirect loans	$181,015	$164,920	$129,517	$69,629	$35,175	$16,058	$0	$596,314

Consumer loans
Performing	$218,722	$210,741	$155,415	$82,452	$44,042	$31,333	$0	$742,705
Nonperforming	0	232	173	74	21	393	0	893
Total consumer loans	$218,722	$210,973	$155,588	$82,526	$44,063	$31,726	$0	$743,598

(in thousands)	Real Estate Construction	Real Estate Mortgage	Home Equity	Consumer Direct	Consumer Indirect	Total
December 31, 2019
Performing	$62,716	$721,094	$110,834	$147,954	$526,970	$1,569,568
Nonperforming	634	11,909	1,060	97	448	14,148
Total	$63,350	$733,003	$111,894	$148,051	$527,418	$1,583,716

A loan is considered nonperforming if it is 90 days or more past due and/or on nonaccrual.

The total of consumer mortgage loans secured by real estate properties for which formal foreclosure proceedings are in process totaled $2.4 million at June 30, 2020 and December 31, 2019.

In accordance with ASC 326-20-30-2, if a loan does not share risk characteristics with other pooled loans in determining the allowance for credit losses, the loan shall be evaluated for expected credit losses on an individual basis. Of the loans that CTBI has individually evaluated, the loans listed below by segment are those that are collateral dependent:

	June 30, 2020
(in thousands)	Number of Loans	Recorded Investment	Specific Reserve
Hotel/motel	3	$14,861	$250
Commercial real estate residential	3	6,398	0
Commercial real estate nonresidential	11	22,567	200
Commercial other	3	7,440	0
Total collateral dependent loans	20	$51,266	$450

The hotel/motel, commercial real estate residential, and commercial real estate nonresidential segments are all collateralized with real estate.  The three loans listed in the commercial other segment are collateralized by various chattel and real estate collateral with $5.1 million collateralized by a leasehold mortgage and assignment of lease on commercial property as well as furniture, fixtures, and equipment of the leasehold property and the remaining $2.3 million collateralized by underground coal mining equipment and junior real estate liens.

	December 31, 2019
(in thousands)	Recorded Balance	Unpaid Contractual Principal Balance	Specific Allowance	Average Investment in Impaired Loans	*Interest Income Recognized
Loans without a specific valuation allowance:
Commercial construction	$2,836	$2,837	$0	$3,234	$170
Commercial secured by real estate	40,346	41,557	0	36,976	1,601
Commercial other	7,829	9,489	0	9,889	460
Real estate mortgage	2,309	2,309	0	2,385	85

Loans with a specific valuation allowance:
Commercial construction	174	174	99	215	11
Commercial secured by real estate	1,033	2,176	227	1,678	15
Commercial other	3,244	3,244	886	1,323	29

Totals:
Commercial construction	3,010	3,011	99	3,449	181
Commercial secured by real estate	41,379	43,733	227	38,654	1,616
Commercial other	11,073	12,733	886	11,212	489
Real estate mortgage	2,309	2,309	0	2,385	85
Total	$57,771	$61,786	$1,212	$55,700	$2,371

	June 30, 2019
(in thousands)	Recorded Balance	Unpaid Contractual Principal Balance	Specific Allowance
Loans without a specific valuation allowance:
Commercial construction	$3,313	$3,383	$0
Commercial secured by real estate	35,043	36,740	0
Commercial other	10,992	13,249	0
Real estate mortgage	2,570	2,570	0

Loans with a specific valuation allowance:
Commercial construction	174	174	99
Commercial secured by real estate	1,985	3,473	594
Commercial other	516	516	182

Totals:
Commercial construction	3,487	3,557	99
Commercial secured by real estate	37,028	40,213	594
Commercial other	11,508	13,765	182
Real estate mortgage	2,570	2,570	0
Total	$54,593	$60,105	$875

	Three Months Ended		Six Months Ended
	June 30, 2019		June 30, 2019
(in thousands)	Average Investment in Impaired Loans	*Interest Income Recognized	Average Investment in Impaired Loans	*Interest Income Recognized
Loans without a specific valuation allowance:
Commercial construction	$3,419	$49	$3,537	$95
Commercial secured by real estate	35,259	403	34,035	750
Commercial other	11,546	149	10,206	288
Real estate mortgage	2,572	22	2,451	41

Loans with a specific valuation allowance:
Commercial construction	189	3	257	6
Commercial secured by real estate	2,314	5	2,140	15
Commercial other	514	6	842	23

Totals:
Commercial construction	3,608	52	3,794	101
Commercial secured by real estate	37,573	408	36,175	765
Commercial other	12,060	155	11,048	311
Real estate mortgage	2,572	22	2,451	41
Total	$55,813	$637	$53,468	$1,218

During the second quarter of 2020, certain loans were modified in troubled debt restructurings, where economic concessions were granted to borrowers consisting of reductions in the interest rates, payment extensions, forgiveness of principal, and forbearances.  Presented below, segregated by class of loans, are troubled debt restructurings that occurred during the three and six months ended June 30, 2020 and 2019 and the year ended December 31, 2019:

	Three Months Ended June 30, 2020
	Pre-Modification Outstanding Balance
(in thousands)	Number of Loans	Term Modification	Combination	Total Modification
Commercial real estate residential	3	$196	$1,809	$2,005
Commercial real estate nonresidential	3	419	510	929
Commercial other	4	115	25	140
Total commercial loans	10	730	2,344	3,074

Real estate mortgage	1	545	0	545
Total residential loans	1	545	0	545

Total troubled debt restructurings	11	$1,275	$2,344	$3,619

	Three Months Ended June 30, 2020
	Post-Modification Outstanding Balance
(in thousands)	Number of Loans	Term Modification	Combination	Total Modification
Commercial real estate residential	3	$196	$1,809	$2,005
Commercial real estate nonresidential	3	419	510	929
Commercial other	4	114	25	139
Total commercial loans	10	729	2,344	3,073

Real estate mortgage	1	533	0	533
Total residential loans	1	533	0	533

Total troubled debt restructurings	11	$1,262	$2,344	$3,606

	Six Months Ended June 30, 2020
	Pre-Modification Outstanding Balance
(in thousands)	Number of Loans	Term Modification	Combination	Total Modification
Commercial real estate residential	11	$4,593	$1,809	$6,402
Commercial real estate nonresidential	12	2,764	510	3,274
Commercial other	9	579	25	604
Total commercial loans	32	7,936	2,344	10,280

Real estate mortgage	2	933	0	933
Total residential loans	2	933	0	933

Total troubled debt restructurings	34	$8,869	$2,344	$11,213

	Six Months Ended June 30, 2020
	Post-Modification Outstanding Balance
(in thousands)	Number of Loans	Term Modification	Combination	Total Modification
Commercial real estate residential	11	$4,595	$1,809	$6,404
Commercial real estate nonresidential	12	2,755	510	3,265
Commercial other	9	513	25	538
Total commercial loans	32	7,863	2,344	10,207

Real estate mortgage	2	921	0	921
Total residential loans	2	921	0	921

Total troubled debt restructurings	34	$8,784	$2,344	$11,128

	Year Ended December 31, 2019
(in thousands)	Number of Loans	Term Modification	Rate Modification	Combination	Post- Modification Outstanding Balance
Commercial:
Commercial secured by real estate	17	$6,105	$0	$679	$6,784
Commercial other	17	1,565	0	264	1,829
Residential:
Real estate mortgage	1	463	0	0	463
Total troubled debt restructurings	35	$8,133	$0	$943	$9,076

	Three Months Ended June 30, 2019
(in thousands)	Number of Loans	Term Modification	Rate Modification	Combination	Post- Modification Outstanding Balance
Commercial:
Commercial secured by real estate	5	$3,686	$0	$37	$3,723
Commercial other	4	138	0	0	138
Residential:
Real estate mortgage	1	0	0	243	243
Total troubled debt restructurings	10	$3,824	$0	$280	$4,104

	Six Months Ended June 30, 2019
(in thousands)	Number of Loans	Term Modification	Rate Modification	Combination	Post- Modification Outstanding Balance
Commercial:
Commercial secured by real estate	10	$4,514	$0	$679	$5,193
Commercial other	11	1,260	0	140	1,400
Residential:
Real estate mortgage	2	463	0	243	706
Total troubled debt restructurings	23	$6,237	$0	$1,062	$7,299

No charge-offs have resulted from modifications for any of the presented periods.  We had commitments to extend additional credit in the amount of $83 thousand and $82 thousand at June 30, 2020 and December 31, 2019, on loans that were considered troubled debt restructurings.

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

(in thousands)	Three Months Ended June 30, 2020
	Number of Loans	Recorded Balance
Commercial:
Commercial real estate residential	1	$67
Commercial other	1	95
Total defaulted restructured loans	2	$162

(in thousands)	Six Months Ended June 30, 2020
	Number of Loans	Recorded Balance
Commercial:
Commercial real estate residential	1	$67
Commercial other	3	368
Total defaulted restructured loans	4	$435

Note 5 – Other Real Estate Owned

Activity for other real estate owned was as follows:

	Three Months Ended June 30		Six Months Ended June 30
(in thousands)	2020	2019	2020	2019
Beginning balance of other real estate owned	$19,816	$24,970	$19,480	$27,273
New assets acquired	237	388	1,862	1,242
Fair value adjustments	(306)	(692)	(764)	(1,139)
Sale of assets	(2,072)	(2,130)	(2,903)	(4,840)
Ending balance of other real estate owned	$17,675	$22,536	$17,675	$22,536

Carrying costs and fair value adjustments associated with foreclosed properties for the three months ended June 30, 2020 and 2019 were $0.6 million and $1.0 million, respectively. Carrying costs and fair value adjustments associated with foreclosed properties for the six months ended June 30, 2020 and 2019 were $1.5 million and $1.8 million, respectively. See Note 1 for a description of our accounting policies relative to foreclosed properties and other real estate owned.

The major classifications of foreclosed properties are shown in the following table:

(in thousands)	June 30 2020	December 31 2019
1-4 family	$2,868	$3,630
Construction/land development/other	10,068	10,211
Multifamily	88	88
Non-farm/non-residential	4,651	5,551
Total foreclosed properties	$17,675	$19,480

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

We monitor collateral levels on a continuous basis and maintain records of each transaction specifically describing the applicable security and the counterparty’s fractional interest in that security, and we segregate the security from its general assets in accordance with regulations governing custodial holdings of securities.  The primary risk with our repurchase agreements is market risk associated with the securities securing the transactions, as we may be required to provide additional collateral based on fair value changes of the underlying securities.  Securities pledged as collateral under repurchase agreements are maintained with our safekeeping agents.  The carrying value of investment securities available-for-sale pledged as collateral under repurchase agreements totaled $317.1 million and $264.9 million at June 30, 2020 and December 31, 2019, respectively.

The remaining contractual maturity of the securities sold under agreements to repurchase by class of collateral pledged included in the accompanying consolidated balance sheets as of June 30, 2020 and December 31, 2019 is presented in the following tables:

	June 30, 2020
	Remaining Contractual Maturity of the Agreements
(in thousands)	Overnight and Continuous	Up to 30 days	30-90 days	Greater Than 90 days	Total
Repurchase agreements and repurchase-to-maturity transactions:
U.S. Treasury and government agencies	$16,928	$1,723	$12,540	$23,848	$55,039
State and political subdivisions	56,627	102	1,198	9,340	67,267
U.S. government sponsored agency mortgage-backed securities	45,851	9,175	38,262	80,413	173,701
Total	$119,406	$11,000	$52,000	$113,601	$296,007

	December 31, 2019
	Remaining Contractual Maturity of the Agreements
(in thousands)	Overnight and Continuous	Up to 30 days	30-90 days	Greater Than 90 days	Total
Repurchase agreements and repurchase-to-maturity transactions:
U.S. Treasury and government agencies	$15,001	$0	$3,479	$58,953	$77,433
State and political subdivisions	51,193	0	1,768	11,165	64,126
U.S. government sponsored agency mortgage-backed securities	35,480	0	1,996	47,882	85,358
Total	$101,674	$0	$7,243	$118,000	$226,917

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

Recurring Measurements

The following tables present the fair value measurements of assets recognized in the accompanying balance sheets measured at fair value on a recurring basis as of June 30, 2020 and December 31, 2019 and indicate the level within the fair value hierarchy of the valuation techniques.

		Fair Value Measurements at June 30, 2020 Using
(in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets measured – recurring basis
Available-for-sale securities:
U.S. Treasury and government agencies	$89,432	$3,498	$85,934	$0
State and political subdivisions	125,918	0	125,918	0
U.S. government sponsored agency mortgage-backed securities	469,955	0	469,955	0
Other debt securities	55,174	0	55,174	0
Equity securities at fair value	2,094	0	0	2,094
Mortgage servicing rights	2,518	0	0	2,518

		Fair Value Measurements at December 31, 2019 Using
(in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets measured – recurring basis
Available-for-sale securities:
U.S. Treasury and government agencies	$171,150	$54,263	$116,887	$0
State and political subdivisions	102,307	0	102,307	0
U.S. government sponsored agency mortgage-backed securities	295,245	0	295,245	0
Other debt securities	31,142	0	31,142	0
Equity securities at fair value	1,953	0	0	1,953
Mortgage servicing rights	3,263	0	0	3,263

Following is a description of the valuation methodologies and inputs used for assets measured at fair value on a recurring basis and recognized in the accompanying balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy.  These valuation methodologies were applied to all of CTBI’s financial assets carried at fair value.  CTBI had no liabilities measured and recorded at fair value as of June 30, 2020 and December 31, 2019.  There have been no significant changes in the valuation techniques during the quarter ended June 30, 2020.  For assets classified within Level 3 of the fair value hierarchy, the process used to develop the reported fair value is described below.

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

Equity Securities at Fair Value

As of June 30, 2020 and December 31, 2019, the only securities owned by CTBI that were valued using Level 3 criteria are Visa Class B Stock (included in equity securities at fair value).  Fair value for Visa Class B Stock is determined by an independent third party utilizing assumptions about factors such as quarterly common stock dividend payments, the conversion of the securities to the relevant Class A Stock shares subject to the prevailing conversion rate and conversion date.  We have reviewed the assumptions, processes, and conclusions of the third party provider.  We have determined these assumptions, processes, and conclusions to be reasonable and appropriate in determining the fair value of this asset.  See the table below for inputs and valuation techniques used for Level 3 equity securities.

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

Level 3 Reconciliation

Following is a reconciliation of the beginning and ending balances of recurring fair value measurements, for the periods indicated, using significant unobservable (Level 3) inputs:

(in thousands)	Three Months Ended June 30, 2020		Three Months Ended June 30, 2019
	Equity Securities at Fair Value	Mortgage Servicing Rights	Equity Securities at Fair Value	Mortgage Servicing Rights
Beginning balance	$1,721	$2,481	$1,528	$3,390
Total unrealized gains (losses) Included in net income	373	(148)	199	(348)
Issues	0	415	0	191
Settlements	0	(230)	0	(114)
Ending balance	$2,094	$2,518	$1,727	$3,119

Total gains (losses) for the period included in net income attributable to the change in unrealized gains or losses related to assets still held at the reporting date	$373	$(148)	$199	$(348)

(in thousands)	Six Months Ended June 30, 2020		Six Months Ended June 30, 2019
	Equity Securities at Fair Value	Mortgage Servicing Rights	Equity Securities at Fair Value	Mortgage Servicing Rights
Beginning balance	$1,953	$3,263	$1,173	$3,607
Total unrealized gains (losses) Included in net income	141	(966)	554	(582)
Issues	0	560	0	307
Settlements	0	(339)	0	(213)
Ending balance	$2,094	$2,518	$1,727	$3,119

Total gains (losses) for the period included in net income attributable to the change in unrealized gains or losses related to assets still held at the reporting date	$141	$(966)	$554	$(582)

Realized and unrealized gains and losses for items reflected in the table above are included in net income in the consolidated statements of income as follows:

Noninterest Income
	Three Months Ended June 30		Six Months Ended June 30
(in thousands)	2020	2019	2020	2019
Total losses	$(6)	$(263)	$(1,165)	$(241)

Nonrecurring Measurements

The following tables present the fair value measurements of assets recognized in the accompanying balance sheets measured at fair value on a nonrecurring basis as of June 30, 2020 and December 31, 2019 and indicate the level within the fair value hierarchy of the valuation techniques.

		Fair Value Measurements at June 30, 2020 Using
(in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets measured – nonrecurring basis
Collateral dependent loans	$3,030	$0	$0	$3,030
Other real estate owned	1,692	0	0	1,692

		Fair Value Measurements at December 31, 2019 Using
(in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets measured – nonrecurring basis
Impaired loans (collateral dependent)	$3,217	$0	$0	$3,217
Other real estate owned	12,593	0	0	12,593

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

Loans considered collateral dependent are loans for which the repayment is expected to be provided substantially through the operation or sale of the collateral when the borrower is experiencing financial difficulty in accordance with ASC 326-20-35-5.  Quarter-to-date fair value adjustments on collateral dependent loans disclosed above were $0.9 million, $0.4 million, and $0.2 million for the quarters ended June 30, 2020, December 31, 2019, and June 30, 2019, respectively.  Year-to-date adjustments were $1.4 million, $0.7 million, and $0.5 million for the six months ended June 30, 2020, the year ended December 31, 2019, and the six months ended June 30, 2019, respectively.

Other Real Estate Owned

In accordance with the provisions of ASC 360, Property, Plant, and Equipment, other real estate owned (“OREO”) is carried at the lower of fair value at acquisition date or current estimated fair value, less estimated cost to sell when the real estate is acquired.  Estimated fair value of OREO is based on appraisals or evaluations. OREO is classified within Level 3 of the fair value hierarchy.  Long-lived assets are subject to nonrecurring fair value adjustments to reflect subsequent partial write-downs that are based on the observable market price or current appraised value of the collateral.  Quarter-to-date fair value adjustments on other real estate owned disclosed above were $0.2 million, $0.7 million, and $0.6 million for the quarters ended June 30, 2020, December 31, 2019, and June 30, 2019, respectively.  Year-to-date adjustments were $0.7 million for the six months ended June 30, 2020, $3.2 million for the year ended December 31, 2019, and $1.0 million for the six months ended June 30, 2019.

Our policy for determining the frequency of periodic reviews is based upon consideration of the specific properties and the known or perceived market fluctuations in a particular market and is typically between 12 and 18 months but generally not more than 24 months.  Appraisers are selected from the list of approved appraisers maintained by management.

Unobservable (Level 3) Inputs

The following tables present quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements at June 30, 2020 and December 31, 2019.

(in thousands)	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at June 30, 2020	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Equity securities at fair value	$2,094	Discount cash flows, computer pricing model	Discount rate	8.0% - 12.0% (10.0%)
			Conversion date	Dec 2022 – Dec 2026 (Dec 2024)

Mortgage servicing rights	$2,518	Discount cash flows, computer pricing model	Constant prepayment rate	0.0%% - 28.5% (18.6%)
			Probability of default	0.0% - 100.0% (1.7%)
			Discount rate	10.0% - 11.5% (10.1%)

Collateral dependent loans	$3,030	Market comparable properties	Marketability discount	8.0% - 32.0% (21.0%)

Other real estate owned	$1,692	Market comparable properties	Comparability adjustments	10.0% - 46.4% (18.4%)

(in thousands)	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at December 31, 2019	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Equity securities at fair value	$1,953	Discount cash flows, computer pricing model	Discount rate	8.0% - 12.0% (10.0%)
			Conversion date	Dec 2022 – Dec 2026 (Dec 2024)

Mortgage servicing rights	$3,263	Discount cash flows, computer pricing model	Constant prepayment rate	0.0% - 24.3% (11.7%)
			Probability of default	0.0% - 100.0% (2.7%)
			Discount rate	10.0% - 11.5% (10.1%)

Impaired loans (collateral-dependent)	$3,217	Market comparable properties	Marketability discount	7.0% - 99.0% (46.0%)

Other real estate owned	$12,593	Market comparable properties	Comparability adjustments	6.0% - 29.8% (11.3%)

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

Fair Value of Financial Instruments

The following table presents estimated fair value of CTBI’s financial instruments as of June 30, 2020 and indicates the level within the fair value hierarchy of the valuation techniques.  In accordance with the adoption of ASU 2016-01, the fair values as of June 30, 2020 were measured using an exit price notion.

		Fair Value Measurements at June 30, 2020 Using
(in thousands)	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$478,085	$478,085	$0	$0
Certificates of deposit in other banks	245	0	245	0
Debt securities available-for-sale	740,479	3,498	736,981	0
Equity securities at fair value	2,094	0	0	2,094
Loans held for sale	28,987	29,624	0	0
Loans, net	3,492,136	0	0	3,604,615
Federal Home Loan Bank stock	10,408	0	10,408	0
Federal Reserve Bank stock	4,887	0	4,887	0
Accrued interest receivable	14,858	0	14,858	0
Mortgage servicing rights	2,518	0	0	2,518

Financial liabilities:
Deposits	$3,972,309	$1,109,873	$2,895,792	$0
Repurchase agreements	296,007	0	0	295,923
Federal funds purchased	1,000	0	1,000	0
Advances from Federal Home Loan Bank	405	0	440	0
Long-term debt	57,841	0	0	49,382
Accrued interest payable	4,508	0	4,508	0

Unrecognized financial instruments:
Letters of credit	$0	$0	$0	$0
Commitments to extend credit	0	0	0	0
Forward sale commitments	0	0	0	0

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

Note 8 – Revenue Recognition

CTBI’s primary source of revenue is interest income generated from loans and investment securities.  Interest income is recognized according to the terms of the financial instrument agreement over the life of the loan or investment security unless it is determined that the counterparty is unable to continue making interest payments.  Interest income also includes prepaid interest fees from commercial customers, which approximates the interest foregone on the balance of the loan prepaid.

CTBI's additional source of income, also referred to as noninterest income, includes service charges on deposit accounts, gains on sales of loans, trust and wealth management income, loan related fees, brokerage revenue, and other miscellaneous income and is largely based on contracts with customers.  In these cases, CTBI recognizes revenue when it satisfies a performance obligation by transferring control over a product or service to a customer. CTBI considers a customer to be any party to which we will provide goods or services that are an output of CTBI’s ordinary activities in exchange for consideration.  There is little seasonality with regards to revenue from contracts with customers and all inter-company revenue is eliminated when CTBI’s financial statements are consolidated.

Generally, CTBI enters into contracts with customers that are short-term in nature where the performance obligations are fulfilled and payment is processed at the same time.  Such examples include revenue related to merchant fees, interchange fees, and investment services income.  In addition, revenue generated from existing customer relationships such as deposit accounts are also considered short-term in nature, because the relationship may be terminated at any time and payment is processed at the time performance obligations are fulfilled.  As a result, CTBI does not have contract assets, contract liabilities, or related receivable accounts for contracts with customers.   In cases where collectability is a concern, CTBI does not record revenue.

Generally, the pricing of transactions between CTBI and each customer is either (i) established within a legally enforceable contract between the two parties, as is the case with loan sales, or (ii) disclosed to the customer at a specific point in time, as is the case when a deposit account is opened or before a new loan is underwritten.  Fees are usually fixed at a specific amount or as a percentage of a transaction amount.  No judgment or estimates by management are required to record revenue related to these transactions and pricing is clearly identified within these contracts.

CTBI primarily operates in Kentucky and contiguous areas. Therefore, all significant operating decisions are based upon analysis of CTBI as one operating segment.

We disaggregate our revenue from contracts with customers by contract-type and timing of revenue recognition, as we believe it best depicts how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors.  Noninterest income not generated from customers during CTBI’s ordinary activities primarily relates to mortgage servicing rights, gains/losses on the sale of investment securities, gains/losses on the sale of other real estate owned, gains/losses on the sale of property, plant and equipment, and income from bank owned life insurance.

For more information related to our components of noninterest income, see the Condensed Consolidated Statements of Income and Comprehensive Income above.

Note 9 – Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended June 30		Six Months Ended June 30
(in thousands except per share data)	2020	2019	2020	2019
Numerator:
Net income	$19,652	$18,324	$26,231	$33,263

Denominator:
Basic earnings per share:
Weighted average shares	17,739	17,721	17,746	17,717
Diluted earnings per share:
Effect of dilutive stock options and restricted stock grants	3	12	7	11
Adjusted weighted average shares	17,742	17,733	17,753	17,728

Earnings per share:
Basic earnings per share	$1.11	$1.03	$1.48	$1.88
Diluted earnings per share	1.11	1.03	1.48	1.88

There were no options to purchase common shares that were excluded from the diluted calculations above for the three and six months ended June 30, 2020 and 2019.  In addition to in-the-money stock options, unvested restricted stock grants were also used in the calculation of diluted earnings per share based on the treasury method.

Note 10 – Accumulated Other Comprehensive Income

Unrealized gains on AFS securities

Amounts reclassified from accumulated other comprehensive income (AOCI) and the affected line items in the statements of income during the three and six months ended June 30, 2020 and 2019 were:

	Amounts Reclassified from AOCI
(in thousands)	Three Months Ended June 30		Six Months Ended June 30
	2020	2019	2020	2019
Affected line item in the statements of income
Securities gains	$564	$5	$1,045	$6
Tax expense	147	1	272	2
Total reclassifications out of AOCI	$417	$4	$773	$4

Note 11 – COVID-19

We continue to work diligently with our customers as we all continue to battle COVID-19.  At June 30, 2020, we had 3,668 COVID-19 loan deferrals totaling $756.6 million, consisting of 850 commercial loan deferrals totaling $639.4 million, 485 residential loan deferrals totaling $63.3 million, and 2,264 consumer loan deferrals totaling $44.6 million, in addition to 69 serviced loan deferrals, pursuant to Freddie Mac guidelines, totaling $9.3 million.  We also had 50 customers who had previously received COVID-19 loan deferrals during the first quarter 2020 that have requested assistance for a second time.  Those deferrals total $68.4 million, consisting of 30 commercial loans deferrals totaling $65.7 million, 18 residential loan deferrals totaling $2.2 million, and two serviced loan deferrals, pursuant to Freddie Mac guidelines, totaling $0.5 million.  These loan deferrals and modifications have been executed consistent with the guidelines of the CARES Act.  Pursuant to the CARES Act, these loan deferrals are not included in our nonperforming loans disclosed in Note 4 above.  We have continued participating in the Paycheck Protection Program (PPP) stemming from the CARES Act passed by Congress as a stimulus response to the potential economic impacts of COVID-19.  As of June 30, 2020, we had 2,848 PPP loans authorized totaling $275.9 million.  Of these, 2,703 were under $350 thousand, 132 were between $350 thousand and $2.0 million, and 13 were over $2.0 million.  We have closed 2,782 of these loans for a total amount of $274.1 million.

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

Our Business

Community Trust Bancorp, Inc. (“CTBI”) is a bank holding company headquartered in Pikeville, Kentucky.  Currently, we own one commercial bank, Community Trust Bank, Inc. (“CTB”) and one trust company, Community Trust and Investment Company, Inc. (“CTIC”).  Through our subsidiaries, we have seventy-nine banking locations in eastern, northeastern, central, and south central Kentucky, southern West Virginia, and northeastern Tennessee, four trust offices across Kentucky, and one trust office in northeastern Tennessee.  At June 30, 2020, we had total consolidated assets of $5.0 billion and total consolidated deposits, including repurchase agreements, of $4.3 billion.  Total shareholders’ equity at June 30, 2020 was $631.8 million.  Trust assets under management, which are excluded from CTBI’s total consolidated assets, at June 30, 2020, were $2.3 billion.  Trust assets under management include CTB’s investment portfolio totaling $0.7 billion.

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

For small businesses, eligible nonprofits and certain others, the CARES Act established a Paycheck Protection Program (“PPP”), which is administered by the Small Business Administration (“SBA”).  On April 24, 2020, the Paycheck Protection Program and Health Care Enhancement Act was enacted.  Among other things, this legislation amends the initial CARES Act program by raising the appropriation level for PPP loans from $349 billion to $670 billion.  The PPP was further modified on June 5, 2020, with the adoption of the Paycheck Protection Program Flexibility Act (the “Flexibility Act”), which extended the maturity date for PPP loans from two years to five years for loans disbursed on or after the date of enactment of the Flexibility Act.  For PPP loans disbursed prior to such enactment, the Flexibility Act permits the borrower and lender to mutually agree to extend the term of the loan to five years. CTB is actively participating in assisting its customers with applications for resources through the program.  PPP loans earn interest at fixed rate of 1%.  CTB anticipates that the majority of these loans will ultimately be forgiven by the SBA in accordance with the terms of the program.  As of June 30, 2020, we had 2,848 PPP loans authorized totaling $275.9 million.  Under the terms of the PPP program, the loans are fully guaranteed by the U.S. government.

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

Loan Modifications and Troubled Debt Restructurings

On April 7, 2020, the Federal Reserve Board, the Office of the Comptroller of the Currency (the “OCC”), and the Federal Deposit Insurance Corporation (the “FDIC” and, together with the Federal Reserve Board and the OCC, the “federal banking regulators”) issued a revised Interagency Statement on Loan Modifications and Reporting for Financial Institutions, which, among other things, encouraged financial institutions to work prudently with borrowers who are or may be unable to meet their contractual payment obligations because of the effects of COVID-19, and stated that institutions generally do not need to categorize COVID-19-related modifications as troubled debt restructurings as long as the loans were not 30 days past due at December 31, 2019 and that the agencies will not direct supervised institutions to automatically categorize all COVID-19 related loan modifications as troubled debt restructurings. See “Results of Operations and Financial Condition” of this MD&A for information relating to COVID-19 loan deferrals.

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

Community Bank Leverage Ratio.  On April 6, 2020, federal banking regulators issued two interim final rules that make changes to the community bank leverage ratio (“CBLR”) framework and implementing certain directives of the CARES Act.  Under the existing CBLR framework, which became effective as of January 1, 2020, community banks and holding companies (which would include CTB and CTBI) that satisfy certain qualifying criteria, including having less than $10 billion in average total consolidated assets and a leverage ratio (referred to as the “community bank leverage ratio”) of greater than 9%, were eligible to opt-in to the CBLR framework.  The community bank leverage ratio is the ratio of a banking organization’s Tier 1 capital to its average total consolidated assets, both as reported on the banking organization’s applicable regulatory filings.  The first of the April 2020 interim final rules provides that, as of the second quarter 2020, banking organizations with leverage ratios of 8% or greater (and that meet the other existing qualifying criteria) may elect to use the CBLR framework. It also establishes a two-quarter grace period for qualifying community banking organizations whose leverage ratios fall below the 8% CBLR requirement, so long as the banking organization maintains a leverage ratio of 7% or greater.  The second interim final rule provides a transition from the temporary 8% CBLR requirement to a 9% CBLR requirement.  It establishes a minimum CBLR of 8% for the second through fourth quarters of 2020, 8.5% for 2021, and 9% thereafter, and maintains a two-quarter grace period for qualifying community banking organizations whose leverage ratios fall no more than 100 basis points below the applicable CBLR requirement.  CTBI elected to use the CBLR framework.  Under either framework, CTBI and CTB would be considered well-capitalized under the applicable guidelines.

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

Results of Operations and Financial Condition

We reported record earnings for the second quarter 2020 of $19.7 million, or $1.11 per basic share, compared to $6.6 million, or $0.37 per basic share, earned during the first quarter 2020 and $18.3 million, or $1.03 per basic share, earned during the second quarter 2019.  The increase in earnings for the quarter was impacted by a $12.8 million positive variance in charges to the provision for credit losses.  Year-to-date earnings for the six months ended June 30, 2020 were $26.2 million, or $1.48 per basic share, compared to $33.3 million, or $1.88 per basic share, for the six months ended June 30, 2019.

We continue to work diligently with our customers as we all continue to battle COVID-19.  At June 30, 2020, we had 3,668 COVID-19 loan deferrals totaling $756.6 million, consisting of 850 commercial loan deferrals totaling $639.4 million, 485 residential loan deferrals totaling $63.3 million, and 2,264 consumer loan deferrals totaling $44.6 million, in addition to 69 serviced loan deferrals, pursuant to Freddie Mac guidelines, totaling $9.3 million.  We also had 50 customers who had previously received COVID-19 loan deferrals that have requested assistance for a second time.  Those deferrals total $68.4 million, consisting of 30 commercial loans deferrals totaling $65.7 million, 18 residential loan deferrals totaling $2.2 million, and two serviced loan deferrals, pursuant to Freddie Mac guidelines, totaling $0.5 million.  These loan deferrals and modifications have been executed consistent with the guidelines of the CARES Act.  Pursuant to the CARES Act, these loan deferrals are not included in our nonperforming loans disclosed below.  As discussed above, we have continued to participate in the PPP program created under the CARES Act.  As of June 30, 2020, we had 2,848 PPP loans authorized totaling $275.9 million.  Of these, 2,703 were under $350 thousand, 132 were between $350 thousand and $2.0 million, and 13 were over $2.0 million.  We have closed 2,782 of these loans for a total original note amount of $274.1 million.

Quarterly Highlights

❖	Net interest income for the quarter of $38.5 million was $2.2 million, or 6.1%, above prior quarter and $2.4 million, or 6.8%, above second quarter 2019.

❖
Provision for credit losses for the quarter ended June 30, 2020 decreased $12.8 million from prior quarter and $1.6 million from prior year same quarter.  The $12.7 million provision from prior quarter was a result of the projected economic impact of the COVID-19 pandemic, as disclosed in our prior quarter filings.

❖	Our loan portfolio increased $251.2 million, an annualized 30.7%, during the quarter and $290.1 million, or an annualized 18.0%, from December 31, 2019.

❖
Net loan charge-offs for the quarter ended June 30, 2020 were $2.8 million, or 0.32% of average loans annualized, compared to $1.4 million, or 0.17%, experienced for the first quarter 2020 and $1.6 million, or 0.20%, for the second quarter 2019.

❖
Nonperforming loans at $36.2 million increased $0.8 million from March 31, 2020 and $2.5 million from December 31, 2019.  Nonperforming assets at $53.8 million decreased $1.4 million from March 31, 2020 but increased $0.7 million from December 31, 2019.

❖	Deposits, including repurchase agreements, increased $636.3 million, an annualized 70.5%, during the quarter and $635.8 million, or an annualized 35.2%, from December 31, 2019.

❖	Noninterest income for the quarter ended June 30, 2020 of $12.9 million was a $1.4 million, or 11.8%, increase from prior quarter and a $0.6 million, or 5.1%, increase from prior year same quarter.

❖	Noninterest expense for the quarter ended June 30, 2020 of $27.9 million decreased $0.3 million, or 1.1%, from prior quarter, and $2.1 million, or 7.1%, from prior year same quarter.

Income Statement Review

(dollars in thousands)			Change 2020 vs. 2019
Six Months Ended June 30	2020	2019	Amount	Percent
Net interest income	$74,706	$72,010	$2,696	3.7%
Provision for credit losses	12,658	1,753	10,905	622.2%
Noninterest income	24,400	24,422	(22)	(0.1)
Noninterest expense	56,130	59,113	(2,983)	(5.0)
Income taxes	4,087	2,303	1,784	77.5
Net income	$26,231	$33,263	$(7,032)	(21.1)%

Average earning assets	$4,326,752	$4,018,187	$308,565	7.7%

Yield on average earning assets, tax equivalent*	4.18%	4.67%	(0.49)%	(10.5)%
Cost of interest bearing funds	1.01%	1.46%	(0.45)%	(30.9)%
Net interest margin, tax equivalent*	3.49%	3.63%	(0.14)%	(4.0)%

*Yield on average earning assets and net interest margin were computed on a tax equivalent basis using a 21% tax rate.

Net Interest Income

Net interest income for the quarter of $38.5 million was an increase of $2.2 million, or 6.1%, from first quarter 2020 and an increase of $2.4 million, or 6.8%, from second quarter 2019.  Our net interest margin at 3.41% decreased 17 basis points from prior quarter and 16 basis points from prior year same quarter, while our average earning assets increased $465.8 million and $490.3 million, respectively, during those same periods.  Our yield on average earning assets decreased 43 basis points from prior quarter and 65 basis points from prior year same quarter, and our cost of funds decreased 34 basis points from prior quarter and 65 basis points from prior year same quarter.  Our ratio of average loans to deposits, including repurchase agreements, was 84.5% for the quarter ended June 30, 2020 compared to 89.9% for the quarter ended March 31, 2020 and 87.3% for the quarter ended June 30, 2019.  Year-to-date net interest income for the six months ended June 30, 2020 was $74.7 million compared to $72.0 million for the six months ended June 30, 2019.  Average earning assets for the six months ended June 30, 2020 increased $308.6 million compared to the first six months of 2019, while our yield on average earning assets decreased 49 basis points and our cost of interest bearing funds decreased 45 basis points.

Provision for Credit Losses

The provision for credit losses that was added to the allowance for the second quarter 2020 was a credit of $49 thousand compared to $12.7 million for the quarter ended March 31, 2020 and the provision for loan losses of $1.6 million for the quarter ended June 30, 2019.  Year-to-date provision for credit losses were $12.7 million compared to the provision for loan losses of $1.8 million at June 30, 2019.  As discussed more fully above, the substantial increase in the allowance during the prior quarter was primarily attributable to the current COVID-19 pandemic and its expected potential impact on future net charge-offs.  This provision represented a charge against current earnings in order to maintain the allowance at an appropriate level determined using the accounting estimates described in the Critical Accounting Policies and Estimates section.  Our reserve coverage (allowance for credit losses to nonperforming loans) at June 30, 2020 was 129.0% compared to 139.8% at March 31, 2020 and the allowance for loan and lease losses to nonperforming loans of 104.4% at December 31, 2019.  Our credit loss reserve as a percentage of total loans outstanding at June 30, 2020 decreased to 1.32%, compared to 1.50% at March 31, 2020 and the loan loss reserve of 1.08% from December 31, 2019.   As of June 30, 2020, CTBI’s allowance for credit losses declined by $2.8 million or 19 basis points compared to March 31, 2020.  The decline was primarily in the specific reserves allocated to individually evaluated loans.  The decline in ACL as a percentage of loans was also driven by the large growth in PPP loans during the quarter totaling $267.0 million as of June 30, 2020.  These loans were added as a segment and, as they are one hundred percent SBA guaranteed, these loans were provided no allowance for credit losses.

Noninterest Income

Noninterest income for the quarter ended June 30, 2020 of $12.9 million was a $1.4 million, or 11.8%, increase from prior quarter and a $0.6 million, or 5.1%, increase from prior year same quarter.  The increase in noninterest income for the quarter was the result of a $1.3 million increase in gains on sales of loans, a $0.7 million increase in loan related fees, and a $0.7 million increase in securities gains, partially offset by a $1.0 million decrease in deposit related fees and a $0.3 million decrease in trust revenue.  The increase in loan related fees is due to fluctuation in the valuation of our mortgage servicing rights.  The decrease in deposit related fees was impacted by a 30-day waiver of overdraft charges as a result of the COVID-19 pandemic which resulted in a $0.7 million loss in revenue in April.  Additionally, overdraft fees have seen a general decline since the COVID – 19 pandemic resulting in an additional decline in overdraft revenue of $0.7 million.  The decrease in overdraft fees was partially offset by a $0.4 million increase in Visa Debit fee income.  The positive variance to prior year same quarter included a $1.2 million increase in gains on sales of loans, a $0.7 million increase in securities gains, and a $0.4 million increase in loan related fees, partially offset by a $1.6 million decrease in deposit service charges and a $0.2 million decrease in trust revenue.  Year-to-date noninterest income was $24.4 million for both the six months periods ending June 30, 2020 and 2019.

Noninterest Expense

Noninterest expense for the quarter ended June 30, 2020 of $27.9 million decreased $0.3 million, or 1.1%, from prior quarter, and $2.1 million, or 7.1%, from prior year same quarter.  The decrease from prior quarter was primarily due to a $0.3 million decrease in net other real estate owned expense.  The decrease in noninterest expense from prior year same quarter included a $0.9 million decrease in personnel expense, as bonuses and incentives decreased $0.6 million and the cost of group medical and life insurance declined $0.4 million.  Noninterest expense for the six months ended June 30, 2020 was $3.0 million below the six months ended June 30, 2019 as personnel expense decreased $1.9 million year over year, with decreases of $1.7 million in bonuses and incentives and $0.8 million in the cost of group medical and life insurance, offset partially by an increase of $0.8 million in salaries.  The accruals for incentive payments are lower than prior year based on our current projected earnings for the year.  We also had decreases year over year in several other noninterest expense categories, such as FDIC insurance ($0.1 million), marketing and promotional ($0.2 million), advertising ($0.3 million), charitable contributions ($0.1 million), postage and shipping ($0.1 million), and net other real estate owned expense ($0.3 million).

Balance Sheet Review

CTBI’s total assets at $5.0 billion increased $670.2 million, or 61.9% annualized, from March 31, 2020 and $656.8 million, or 30.3% annualized, from December 31, 2019.  Loans outstanding at June 30, 2020 were $3.5 billion, an increase of $251.2 million, an annualized 30.7%, from March 31, 2020 and $290.1 million, or 18.0% annualized, from December 31, 2019.  We experienced increases during the quarter of $229.1 million in the commercial loan portfolio (primarily PPP loans), $41.8 million in the indirect consumer loan portfolio, and $1.9 million in the direct consumer loan portfolio, offset partially by a $21.6 million decrease in the residential loan portfolio.  The historically low mortgage loan rates have created a significant refinancing boom.  In the quarter ended June 30, 2020, we closed and delivered 647 secondary market mortgage loans for a total of $116.4 million compared to 122 secondary market mortgage loans closed and delivered totaling $16.0 million in the second quarter 2019.  Correspondingly, our total mortgage servicing portfolio increased by $34.5 million during the quarter to $486.3 million.  CTBI’s investment portfolio increased $107.4 million, or an annualized 68.0%, from March 31, 2020 and $140.1 million, or 46.9% annualized, from December 31, 2019.  Deposits in other banks increased $289.9 million from prior quarter and $208.9 million from December 31, 2019.  Deposits, including repurchase agreements, at $4.3 billion increased $636.3 million, or an annualized 70.5%, from March 31, 2020 and $635.8 million, or 35.2% annualized, from December 31, 2019.The increase in deposits is primarily the result of the receipt of advance Medicare payments from some customers in the healthcare industry, PPP loan proceeds retained on deposit by corporate borrowers, and stimulus payments received and retained by our customers, all a result of the COVID-19 pandemic.

Shareholders’ equity at June 30, 2020 was $631.8 million, an $18.9 million increase from the $612.9 million at March 31, 2020, and a $17.0 million increase from the $614.9 million at December 31, 2019.  Our tangible common equity/tangible assets ratio at June 30, 2020 was 11.42%.

Loans

(in thousands)	June 30, 2020
Loan Category	Balance	Variance from Prior Year-End	YTD Net Charge- Offs	Nonperforming	ACL
Commercial:
Hotel/motel	$257,245	14.3%	$0	$132	$6,132
Commercial real estate residential	257,517	(4.4)	(73)	9,114	3,439
Commercial real estate nonresidential	772,537	(1.0)	(176)	13,109	11,408
Dealer floorplans	62,909	(25.0)	(26)	0	1,585
Commercial other	288,850	(5.7)	(2,099)	2,300	4,703
Commercial unsecured SBA PPP	266,951	100.0	0	0	0
Total commercial	1,906,009	14.5	(2,374)	24,655	27,267

Residential:
Real estate mortgage	780,632	(2.0)	(148)	9,436	7,336
Home equity	108,531	(3.0)	2	1,173	856
Total residential	889,163	(2.1)	(146)	10,609	8,192

Consumer:
Consumer direct	147,284	(0.5)	(412)	372	1,932
Consumer indirect	596,314	13.1	(1,228)	521	9,243
Total consumer	743,598	10.1	(1,640)	893	11,175

Total loans	$3,538,770	8.9%	$(4,160)	$36,157	$46,634

Asset Quality

CTBI’s total nonperforming loans, not including performing troubled debt restructurings, were $36.2 million, or 1.02% of total loans, at June 30, 2020 compared to $35.4 million, or 1.08% of total loans, at March 31, 2020 and $33.6 million, or 1.03% of total loans, at December 31, 2019.  Accruing loans 90+ days past due increased $3.8 million from prior quarter and $2.2 million from December 31, 2019.  The increase in accruing loans 90+ days past due includes a $4 million loan which is well-secured and in the process of collection.  Nonaccrual loans decreased $3.0 million during the quarter but increased $0.4 million from December 31, 2019.  Accruing loans 30-89 days past due at $13.7 million decreased $10.4 million from prior quarter and $9.3 million from December 31, 2019.  Our loan portfolio management processes focus on the immediate identification, management, and resolution of problem loans to maximize recovery and minimize loss.  Our loan portfolio risk management processes include weekly delinquent loan review meetings at the market levels and monthly delinquent loan review meetings involving senior corporate management to review all nonaccrual loans and loans 30 days or more past due.  Any activity regarding a criticized/classified loan (i.e. problem loan) must be approved by CTB’s Watch List Asset Committee (i.e. Problem Loan Committee).  CTB’s Watch List Asset Committee also meets on a quarterly basis and reviews every criticized/classified loan of $100,000 or greater.  We also have a Loan Review Department that reviews every market within CTB annually and performs extensive testing of the loan portfolio to assure the accuracy of loan grades and classifications for delinquency, troubled debt restructuring, nonaccrual status, and adequate loan loss reserves.

For further information regarding nonperforming loans, see Note 4 to the condensed consolidated financial statements.

CTBI generally does not offer high risk loans such as option ARM products, high loan to value ratio mortgages, interest-only loans, loans with initial teaser rates, or loans with negative amortizations, and therefore, CTBI would have no significant exposure to these products.

Our level of foreclosed properties at $17.7 million at June 30, 2020 was a $2.1 million decrease from the $19.8 million at March 31, 2020 and a $1.8 million decrease from the $19.5 million at December 31, 2019.  Sales of foreclosed properties for the six months ended June 30, 2020 totaled $2.9 million while new foreclosed properties totaled $1.9 million.  The suspension of residential foreclosure actions as a result of COVID-19 has continued through the second quarter 2020.  At June 30, 2020, the book value of properties under contracts to sell was $2.0 million; however, the closings had not occurred at quarter-end.

When foreclosed properties are acquired, appraisals are obtained and the properties are booked at the current market value less expected sales costs.  Additionally, periodic updated appraisals are obtained on unsold foreclosed properties.  When an updated appraisal reflects a fair market value below the current book value, a charge is booked to current earnings to reduce the property to its new market value less expected sales costs.  Charges to earnings in the second quarter 2020 to reflect the decrease in current market values of foreclosed properties totaled $0.3 million.  There was one property reappraised during the second quarter 2020, which was written down $16 thousand.  Charges to earnings during the quarters ended March 31, 2020 and June 30, 2019 were $0.5 million and $0.7 million, respectively.  Charges to earnings for the six months ended June 30, 2020 were $0.8 million compared to $1.1 million for the six months ended June 30, 2019.  Our policy for determining the frequency of periodic reviews is based upon consideration of the specific properties and the known or perceived market fluctuations in a particular market and is typically between 12 and 18 months but generally not more than 24 months.  Approximately ninety-two percent of our OREO properties have appraisals dated within the past 18 months.  Management anticipates that our foreclosed properties will remain elevated as we work through current market conditions.

The appraisal aging analysis of foreclosed properties, as well as the holding period, at June 30, 2020 is shown below:

(in thousands)
Appraisal Aging Analysis			Holding Period Analysis
Days Since Last Appraisal	Number of Properties	Current Book Value	Holding Period	Current Book Value
Up to 3 months	3	$109	Less than one year	$2,113
3 to 6 months	25	1,939	1 year	1,178
6 to 9 months	15	7,770	2 years	1,169
9 to 12 months	26	4,609	3 years	246
12 to 18 months	17	2,147	4 years	2,858
18 to 24 months	4	190	5 years	653
Over 24 months	3	911	6 years*	640
Total	93	$17,675	7 years*	0
			8 years*	7,855
			9 years*	963
			Total	$17,675

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

As disclosed above, CTBI is required to dispose of any foreclosed property that has not been sold within 10 years.  As of June 30, 2020, two foreclosed properties with a total book value of $1.0 million had been held by us for at least nine years.  One of the properties totaling $0.9 million is expected to sell in the third quarter 2020 at no expected loss.

Net loan charge-offs for the quarter ended June 30, 2020 were $2.8 million, or 0.32% of average loans annualized, compared to $1.4 million, or 0.17%, experienced for the first quarter 2020 and $1.6 million, or 0.20%, for the second quarter 2019.  Of the net charge-offs for the quarter, $2.1 million were in commercial loans, $0.4 million were in indirect consumer loans, $0.2 million were in direct consumer loans, and $0.1 million were in residential loans.  Net loan charge-offs for the six months ended June 30, 2020 were $4.2 million, or 0.25% of average loans, compared to $2.7 million, or 0.17% of average loans, experienced for the six months ended June 30, 2019.  Of the net charge-offs for the six month, $2.4 were in commercial loans, $1.2 million were in indirect consumer loans, $0.4 million were in direct consumer loans, and $0.2 million were in residential loans.

Dividends

The following schedule shows the quarterly cash dividends paid for the past six quarters:

Pay Date	Record Date	Amount Per Share
July 1, 2020	June 15, 2020	$0.38
April 1, 2020	March 15, 2020	$0.38
January 1, 2020	December 15, 2019	$0.38
October 1, 2019	September 15, 2019	$0.38
July 1, 2019	June 15, 2019	$0.36
April 1, 2019	March 15, 2019	$0.36

Liquidity and Market Risk

The objective of CTBI’s Asset/Liability management function is to maintain consistent growth in net interest income within our policy limits.  This objective is accomplished through management of our consolidated balance sheet composition, liquidity, and interest rate risk exposures arising from changing economic conditions, interest rates, and customer preferences.  The goal of liquidity management is to provide adequate funds to meet changes in loan and lease demand or deposit withdrawals.  This is accomplished by maintaining liquid assets in the form of cash and cash equivalents and investment securities, sufficient unused borrowing capacity, and growth in core deposits and wholesale funding (including the use of wholesale brokered deposits).  As of June 30, 2020, we had approximately $478.1 million in cash and cash equivalents and approximately $740.5 million in securities valued at estimated fair value designated as available-for-sale and available to meet liquidity needs on a continuing basis compared to $264.7 million and $599.8 million at December 31, 2019.  Additional asset-driven liquidity is provided by the remainder of the securities portfolio and the repayment of loans.  In addition to core deposit funding, we also have a variety of other short-term and long-term funding sources available.  As of June 30, 2020, we had wholesale brokered deposits outstanding of $37.1 million with a weighted average maturity of 0.21 years compared to $37.1 million with a weighted average maturity of 0.71 years at December 31, 2019.  We also rely on Federal Home Loan Bank advances for both liquidity and management of our asset/liability position.  Federal Home Loan Bank advances were $0.4 million at June 30, 2020 and December 31, 2019.  As of June 30, 2020, we had a $371.4 million available borrowing position with the Federal Home Loan Bank compared to $391.9 million at December 31, 2019.  We generally rely upon net inflows of cash from financing activities, supplemented by net inflows of cash from operating activities, to provide cash for our investing activities.  As is typical of many financial institutions, significant financing activities include deposit gathering, use of short-term borrowing facilities such as repurchase agreements and federal funds purchased, use of wholesale brokered deposits, and issuance of long-term debt.  At June 30, 2020 we had $75 million in lines of credit with various correspondent banks available to meet any future cash needs compared to $45 million at December 31, 2019.  Our primary investing activities include purchases of securities and loan originations.  We do not rely on any one source of liquidity and manage availability in response to changing consolidated balance sheet needs.  Included in our cash and cash equivalents at June 30, 2020 were deposits with the Federal Reserve of $412.2 million compared to $203.6 million at December 31, 2019.  Additionally, we project cash flows from our investment portfolio to generate additional liquidity over the next 90 days.

The investment portfolio consists of investment grade short-term issues suitable for bank investments.  The majority of the investment portfolio is in U.S. government and government sponsored agency issuances.  At June 30, 2020, available-for-sale (“AFS”) securities comprised all of the total investment portfolio, and the AFS portfolio was approximately 117% of equity capital.  Eighty-three percent of the pledge eligible portfolio was pledged.

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

Capital Resources

Shareholders’ equity at June 30, 2020 was $631.8 million, a $17.0 million increase from the $614.9 million at December 31, 2019.  Cash dividends were $0.76 per share and $0.72 per share for the six months ended June 30, 2020 and 2019, respectively.  CTBI’s annualized dividend yield to shareholders as of June 30, 2020 was 4.64%.  Our primary source of capital growth is the retention of earnings.  We retained 48.6% of our earnings for the first six months of 2020 compared to 61.7% for the first six months of 2019.

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

As of June 30, 2020, CTBI had a common equity Tier 1 capital ratio of 17.21%, a Tier 1 capital ratio of 18.93%, a total capital ratio of 20.18%, and a Tier 1 leverage ratio of 12.92%.  Our capital conservation buffer at June 30, 2020 was 12.18%.

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

As of June 30, 2020, we are not aware of any current recommendations by banking regulatory authorities which, if they were to be implemented, would have, or are reasonably likely to have, a material adverse impact on our liquidity, capital resources, or operations.

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

We are all finding ourselves living and operating in unprecedented times as the COVID-19 pandemic is causing personal and financial hardship to our customers, employees, and communities.  During these challenging times, we have instituted programs to support our customers with loan modifications, forbearance, and fee waivers and participated in programs created by the government stimulus programs like the Paycheck Protection Program, focused on helping small businesses keep their employees and meet their expenses as they are unable to operate due to mandated closures.  We instituted programs supporting our employees focused on healthcare, childcare, and remote and split schedule work, as well as work space changes that allow for proper social distancing to keep our employees safe as we continue to operate as a critical part of the economy.  We continue to support our communities through donations to non-profit organizations as they strive to continue their commitments of serving those in need.  We also continue to manage our company for the long term and our strong capital position and culture of building communities built on trust will facilitate our ability to manage through these challenging times.  Our results for the first six months were good, but the extraordinary changes in the economic conditions and the implications of the impact of COVID-19 to the future for our customers had a material impact on our first quarter provision for credit losses.  We will continue to serve our constituents while we all meet the challenges of living with COVID-19.

Stock Repurchase Program

CTBI’s stock repurchase program began in December 1998 with the authorization to acquire up to 500,000 shares and was increased by an additional 1,000,000 shares in July 2000, May 2003, and March 2020.  CTBI repurchased 32,664 shares of its common stock during the first quarter 2020, leaving 1,034,706 shares remaining under our current repurchase authorization.  As of June 30, 2020, a total of 2,465,294 shares have been repurchased through this program.

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

Held-to-maturity securities will be subject to CECL.  CECL will require an allowance on these held-to-maturity debt securities for lifetime expected credit losses, determined by adjusting historical loss information for current conditions and reasonable and supportable forecasts.  The forward-looking evaluation of lifetime expected losses will be performed on a pooled basis for bonds that share similar risk characteristics.  These allowances for expected losses must be made by the holder of the HTM debt security when the security is purchased.  At June 30, 2020, CTBI held no securities designated as held-to-maturity.

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

Income Taxes – Income tax expense is based on the taxes due on the consolidated tax return plus deferred taxes based on the expected future tax benefits and consequences of temporary differences between carrying amounts and tax bases of assets and liabilities, using enacted tax rates.  Any interest and penalties incurred in connection with income taxes are recorded as a component of income tax expense in the consolidated financial statements.  During the six months ended June 30, 2020 and 2019, CTBI has not recognized a significant amount of interest expense or penalties in connection with income taxes.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Interest rate risk management focuses on maintaining consistent growth in net interest income within Board-approved policy limits.  CTBI uses an earnings simulation model to analyze net interest income sensitivity to movements in interest rates.  Given a 200 basis point increase to the yield curve used in the simulation model, it is estimated net interest income for CTBI would increase by 5.79 percent over one year and 10.37 percent over two years.  A 25 basis point decrease in the yield curve would decrease net interest income by an estimated 0.77 percent over one year and 2.10 percent over two years.  For further discussion of CTBI’s market risk, see the Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Market Risk included in the annual report on Form 10-K for the year ended December 31, 2019.

Item 4.  Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

CTBI’s management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934.  As of the end of the period covered by this report, an evaluation was carried out by CTBI’s management, with the participation of our Chief Executive Officer and the Executive Vice President, Chief Financial Officer, and Treasurer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, management concluded that disclosure controls and procedures as of June 30, 2020 were effective in ensuring material information required to be disclosed in this quarterly report on Form 10-Q was recorded, processed, summarized, and reported on a timely basis.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in CTBI’s internal control over financial reporting that occurred during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, CTBI’s internal control over financial reporting.

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

Suspension of Mortgage and Other Loan Payments and Foreclosures. The federal government signed into law on March 27, 2020 Title IV of the CARES Act, which provides that individuals with single-family, federally backed mortgages may request a 180-day mortgage forbearance (which can be extended another 180 days) due to COVID-19-related difficulties.  It is possible that other states or federal regulators take similar measures.  The bank implemented relief actions for our customers including suspension of residential foreclosure actions through May 18, 2020 and several loan assistance programs designed to assist those customers who are experiencing, or, are likely to experience, financial difficulties directly related to COVID-19 causing loss of individual income and/or household income.  At June 30, 2020, we had 3,668 COVID-19 loan deferrals totaling $756.6 million

Real Estate Market and Real Estate Lending. In addition to the actions described above, there is risk that COVID-19 significantly affects the U.S. commercial and residential real estate markets and, accordingly, our real estate lending business in other ways, including through low U.S. mortgage rates (which reached an all-time low during the first quarter), decreasing property values (which, among other effects, may both increase the risk of defaults and reduce the value of real estate collateral, thereby diminishing recovery in the event of default), and reduced demand for commercial and multifamily real estate and increased vacancies if businesses fail or close locations.

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

PPP Loan Participation. As a participating lender in the SBA Paycheck Protection Program (“PPP”), CTBI and CTB are subject to additional risks of litigation from CTB’s clients or other parties in connection with the CTB’s processing of loans for the PPP and risks that the SBA may not fund some or all PPP loan guaranties.

On March 27, 2020, the CARES Act was enacted, which included a $349 billion loan program administered through the SBA referred to as the PPP.  Under the PPP, small businesses, eligible nonprofits and certain others can apply for loans from existing SBA lenders and other approved regulated lenders that enroll in the program, subject to numerous limitations and eligibility criteria.  Under the terms of the PPP, loans are to be fully guaranteed by the SBA.  CTB is participating as a lender in the PPP. Because of the short timeframe between the passing of the CARES Act and the April 3, 2020 opening of the PPP, there is some ambiguity in the laws, rules and guidance regarding the operation of the PPP, which exposes CTBI to risks relating to noncompliance with the PPP. On or about April 16, 2020, the SBA notified lenders that the $349 billion earmarked for the PPP was exhausted. Congress approved additional funding for the PPP (increasing the total to $670 billion) and the related new legislation was enacted on April 24, 2020. Since the opening of the PPP, several larger banks have been subject to litigation relating to the policies and procedures that they used in processing applications for the PPP.  CTBI and CTB may be exposed to the risk of litigation, from both customers and non-customers that have approached CTB in connection with PPP loans and its policies and procedures used in processing applications for the PPP.  If any such litigation is filed against CTBI or CTB and is not resolved in a manner favorable to CTBI or CTB, it may result in significant financial liability or adversely affect CTBI’s reputation.  In addition, litigation can be costly, regardless of outcome.  Any financial liability, litigation costs or reputational damage caused by PPP-related litigation could have a material adverse impact on our business, financial condition and results of operations.

CTB also has credit risk on PPP loans if a determination is made by the SBA that there is a deficiency in the manner in which the loan was originated, funded, or serviced by CTB, such as an issue with the eligibility of a borrower to receive a PPP loan, which may or may not be related to the ambiguity in the laws, rules and guidance regarding the operation of the PPP. In the event of a loss resulting from a default on a PPP loan and a determination by the SBA that there was a deficiency in the manner in which the PPP loan was originated, funded, or serviced by CTBI, the SBA may deny its liability under the guaranty, reduce the amount of the guaranty, or, if it has already paid under the guaranty, seek recovery of any loss related to the deficiency from CTB.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None
(b)	None
(c)	Purchases of equity securities by the issuer.

The following table presents information relating to CTBI’s purchases of its equity securities during the six months ended June 30, 2020.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plan or programs (1)	Maximum number of shares that may be purchased under the plans or programs (1)
January 2020	0	$--	0	67,370
February 2020	0	--	0	67,370
March 2020	32,664	33.64	32,664	1,034,706
April 2020	0	--	0	1,034,706
May 2020	0	--	0	1,034,706
June 2020	0	--	0	1,034,706
Total	32,664	$33.64	32,664	1,034,706

(1)  On March 9, 2020, the Board of Directors of CTBI approved an increase to its stock repurchase program of up to an additional 1,000,000 shares of CTBI’s outstanding common stock.  At the time the increase was approved, there were 67,370 shares remaining under CTBI’s existing stock repurchase program, which began in December 1998 with the authorization to acquire up to 500,000 shares and was increased by an additional 1,000,000 shares in July 2000 and May 2003.  As of June 30, 2020, a total of 2,465,294 shares have been repurchased through this program.

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

COMMUNITY TRUST BANCORP, INC.

Date: August 7, 2020	By:

/s/ Jean R. Hale
Jean R. Hale
Chairman, President, and Chief Executive Officer

/s/ Kevin J. Stumbo
Kevin J. Stumbo
Executive Vice President, Chief Financial Officer,
and Treasurer