Form 10-Q
period 2020-09-30
COMMUNITY TRUST BANCORP INC /KY/
filed 2020-11-09
CIK 350852

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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

Common stock – 17,810,401 shares outstanding at October 31, 2020

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

Community Trust Bancorp, Inc.
Condensed Consolidated Balance Sheets

(dollars in thousands)	(unaudited) September 30 2020	December 31 2019
Assets:
Cash and due from banks	$58,206	$58,680
Interest bearing deposits	199,562	206,003
Cash and cash equivalents	257,768	264,683

Certificates of deposit in other banks	245	245
Debt securities available-for-sale at fair value (amortized cost of $931,919 and $593,945, respectively)	949,089	599,844
Debt securities held-to-maturity at amortized cost (fair value of $0 and $517, respectively)	0	517
Equity securities at fair value	2,212	1,953
Loans held for sale	20,125	1,167

Loans	3,557,899	3,248,664
Allowance for credit losses*	(47,986)	(35,096)
Net loans	3,509,913	3,213,568

Premises and equipment, net	42,115	44,046
Right-of-use asset	13,536	14,550
Federal Home Loan Bank stock	10,123	10,474
Federal Reserve Bank stock	4,887	4,887
Goodwill	65,490	65,490
Bank owned life insurance	70,317	69,269
Mortgage servicing rights	3,109	3,263
Other real estate owned	15,586	19,480
Accrued interest receivable	14,714	14,836
Other assets	41,192	37,731
Total assets	$5,020,421	$4,366,003

Liabilities and shareholders’ equity:
Deposits:
Noninterest bearing	$1,103,863	$865,760
Interest bearing	2,790,318	2,539,812
Total deposits	3,894,181	3,405,572

Repurchase agreements	367,788	226,917
Federal funds purchased	2,400	7,906
Advances from Federal Home Loan Bank	400	415
Long-term debt	57,841	57,841
Deferred taxes	5,220	5,110
Operating lease liability	12,811	13,729
Finance lease liability	1,446	1,456
Accrued interest payable	5,179	2,839
Other liabilities	28,705	29,332
Total liabilities	4,375,971	3,751,117

Shareholders’ equity:
Preferred stock, 300,000 shares authorized and unissued	-	-
Common stock, $5 par value, shares authorized 25,000,000; shares outstanding 2020 – 17,802,012; 2019 – 17,793,165	89,010	88,966
Capital surplus	225,098	224,907
Retained earnings	317,748	296,760
Accumulated other comprehensive income, net of tax	12,594	4,253
Total shareholders’ equity	644,450	614,886

Total liabilities and shareholders’ equity	$5,020,421	$4,366,003

*Effective January 1, 2020, the allowance for loan and lease losses became the allowance for credit losses with the implementation of ASU 2016-13, commonly referred to as CECL.

See notes to condensed consolidated financial statements.

Community Trust Bancorp, Inc.
Condensed Consolidated Statements of Income and Comprehensive Income
(unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
(in thousands except per share data)	2020	2019	2020	2019
Interest income:
Interest and fees on loans, including loans held for sale	$39,577	$41,781	$121,306	$124,009
Interest and dividends on securities
Taxable	3,220	3,086	9,133	9,338
Tax exempt	629	552	1,752	1,810
Interest and dividends on Federal Reserve Bank and Federal Home Loan Bank stock	129	207	407	764
Interest on Federal Reserve Bank deposits	61	1,330	645	3,641
Other, including interest on federal funds sold	10	31	50	131
Total interest income	43,626	46,987	133,293	139,693

Interest expense:
Interest on deposits	4,975	8,649	17,229	25,680
Interest on repurchase agreements and federal funds purchased	691	1,169	2,472	3,516
Interest on advances from Federal Home Loan Bank	0	0	0	39
Interest on long-term debt	280	650	1,206	1,929
Total interest expense	5,946	10,468	20,907	31,164

Net interest income	37,680	36,519	112,386	108,529
Provision for credit losses*	2,433	1,253	15,091	3,006
Net interest income after provision for credit losses	35,247	35,266	97,295	105,523

Noninterest income:
Service charges on deposit accounts	6,296	6,859	17,179	19,504
Gains on sales of loans, net	2,470	450	4,706	1,298
Trust and wealth management income	2,692	2,725	8,145	8,065
Loan related fees	1,383	622	2,300	1,635
Bank owned life insurance	602	590	1,739	1,837
Brokerage revenue	310	418	995	978
Securities gains	142	14	1,328	574
Other noninterest income	1,016	711	2,919	2,920
Total noninterest income	14,911	12,389	39,311	36,811

Noninterest expense:
Officer salaries and employee benefits	3,115	2,812	8,970	9,483
Other salaries and employee benefits	13,022	12,208	37,351	37,583
Occupancy, net	2,029	2,031	5,952	5,894
Equipment	695	776	2,102	2,264
Data processing	1,936	1,987	5,789	5,539
Bank franchise tax	1,815	1,656	5,439	5,054
Legal fees	467	555	1,440	1,409
Professional fees	534	577	1,617	1,654
Advertising and marketing	797	894	1,999	2,560
FDIC insurance	295	(280)	736	266
Other real estate owned provision and expense	505	2,476	1,975	4,271
Repossession expense	285	334	595	823
Amortization of limited partnership investments	984	745	2,792	2,688
Other noninterest expense	2,994	3,111	8,846	9,507
Total noninterest expense	29,473	29,882	85,603	88,995

Income before income taxes	20,685	17,773	51,003	53,339
Income taxes	3,238	2,504	7,325	4,807
Net income	17,447	15,269	43,678	48,532

Other comprehensive income:
Unrealized holding gains on debt securities available-for-sale:
Unrealized holding gains arising during the period	2,107	2,538	12,340	15,184
Less: Reclassification adjustments for realized gains (losses) included in net income	24	(2)	1,069	4
Tax expense	541	664	2,930	3,640
Other comprehensive income, net of tax	1,542	1,876	8,341	11,540
Comprehensive income	$18,989	$17,145	$52,019	$60,072

Basic earnings per share	$0.98	$0.86	$2.46	$2.74
Diluted earnings per share	$0.98	$0.86	$2.46	$2.74

Weighted average shares outstanding-basic	17,746	17,726	17,746	17,720
Weighted average shares outstanding-diluted	17,752	17,743	17,753	17,733

*Effective January 1, 2020, the provision for loan losses became the provision for credit losses with the implementation of ASU 2016-13, commonly referred to as CECL.

See notes to condensed consolidated financial statements.

Consolidated Statements of Changes in Shareholders’ Equity
Quarterly

(in thousands except per share and share amounts)	Common Shares	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Total
Balance, June 30, 2020	17,794,598	$88,973	$224,688	$307,134	$11,052	$631,847
Net income				17,447		17,447
Other comprehensive income, net of tax of $541					1,542	1,542
Cash dividends declared ($0.385 per share)				(6,833)		(6,833)
Issuance of common stock	7,414	37	195			232
Stock-based compensation			215			215
Balance, September 30, 2020	17,802,012	$89,010	$225,098	$317,748	$12,594	$644,450

(in thousands except per share and share amounts)	Common Shares	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Total
Balance, June 30, 2019	17,772,309	$88,862	$223,833	$278,960	$3,053	$594,708
Net income				15,269		15,269
Other comprehensive income, net of tax of $664					1,876	1,876
Cash dividends declared ($0.38 per share)				(6,736)		(6,736)
Issuance of common stock	4,942	24	183			207
Stock-based compensation			194			194
Balance, September 30, 2019	17,777,251	$88,886	$224,210	$287,493	$4,929	$605,518

See notes to condensed consolidated financial statements.

Consolidated Statements of Changes in Shareholders’ Equity
Year-to-Date

(in thousands except per share and share amounts)	Common Shares	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Total
Balance, December 31, 2019	17,793,165	$88,966	$224,907	$296,760	$4,253	$614,886
Implementation of ASU 2016-13				(2,366)		(2,366)
Balance, January 1, 2020	17,793,165	88,966	224,907	294,394	4,253	612,520
Net income				43,678		43,678
Other comprehensive income, net of tax of $2,930					8,341	8,341
Cash dividends declared ($1.145 per share)				(20,324)		(20,324)
Issuance of common stock	36,952	185	504			689
Repurchase of common stock	(32,664)	(164)	(935)			(1,099)
Issuance of restricted stock	21,544	108	(108)			0
Vesting of restricted stock	(16,985)	(85)	85			0
Stock-based compensation			645			645
Balance, September 30, 2020	17,802,012	$89,010	$225,098	$317,748	$12,594	$644,450

(in thousands except per share and share amounts)	Common Shares	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Total
Balance, December 31, 2018	17,732,853	$88,665	$223,161	$258,935	$(6,611)	$564,150
Implementation of ASU 2016-02				(480)	0	(480)
Balance, January 1, 2019	17,732,853	88,665	223,161	258,455	(6,611)	563,670
Net income				48,532		48,532
Other comprehensive income, net of tax of $3,640					11,540	11,540
Cash dividends declared ($1.10 per share)				(19,494)		(19,494)
Issuance of common stock	29,725	148	533			681
Issuance of restricted stock	27,921	140	(140)			0
Vesting of restricted stock	(12,660)	(64)	64			0
Forfeiture of restricted stock	(588)	(3)	3			0
Stock-based compensation			589			589
Balance, September 30, 2019	17,777,251	$88,886	$224,210	$287,493	$4,929	$605,518

See notes to condensed consolidated financial statements.

Community Trust Bancorp, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended September 30
(in thousands)	2020	2019
Cash flows from operating activities:
Net income	$43,678	$48,532
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,063	4,132
Deferred taxes	(2,034)	(2,586)
Stock-based compensation	708	645
Provision for credit losses*	15,091	3,006
Write-downs of other real estate owned	1,021	3,353
Gains on sale of mortgage loans held for sale	(4,706)	(1,298)
Securities gains, net	(1,069)	(4)
Change in fair market value of equity securities	(259)	(570)
Gain on debt repurchase	0	(219)
Gains (losses) on sale of assets, net	(120)	359
Proceeds from sale of mortgage loans held for sale	224,796	65,893
Funding of mortgage loans held for sale	(239,048)	(64,077)
Amortization of securities premiums and discounts, net	4,049	3,720
Change in cash surrender value of bank owned life insurance	(1,048)	(1,227)
Payment of operating lease liabilities	(1,269)	(1,255)
Mortgage servicing rights:
Fair value adjustments	1,325	1,149
New servicing assets created	(1,171)	(446)
Changes in:
Accrued interest receivable	122	1,163
Other assets	(3,461)	6,259
Accrued interest payable	2,340	3,755
Other liabilities	(818)	(8,194)
Net cash provided by operating activities	42,190	62,090

Cash flows from investing activities:
Certificates of deposit in other banks:
Maturity of certificates of deposit	0	3,675
Securities available-for-sale (AFS):
Purchase of AFS securities	(645,652)	(194,884)
Proceeds from the sales of AFS securities	82,314	25,734
Proceeds from prepayments and maturities of AFS securities	222,385	124,384
Securities held-to-maturity (HTM):
Proceeds from maturities of HTM securities	517	132
Change in loans, net	(314,299)	(9,319)
Purchase of premises and equipment	(766)	(1,825)
Proceeds from sale and retirement of premises and equipment	0	46
Redemption of stock by Federal Home Loan Bank	351	3,919
Proceeds from sale of other real estate and repossessed assets	2,814	2,797
Additional investment in bank owned life insurance	0	(1,241)
Proceeds from settlement of bank owned life insurance	0	615
Net cash used in investing activities	(652,336)	(45,967)

Cash flows from financing activities:
Change in deposits, net	488,609	83,605
Change in repurchase agreements and federal funds purchased, net	135,365	763
Proceeds from Federal Home Loan Bank advances	25,000	30,000
Payments on advances from Federal Home Loan Bank	(25,015)	(30,015)
Payment of finance lease liabilities	(10)	(11)
Repurchase of long-term debt	0	(1,281)
Issuance of common stock	689	681
Repurchase of common stock	(1,099)	0
Dividends paid	(20,308)	(19,494)
Net cash provided by financing activities	603,231	64,248
Net increase (decrease) in cash and cash equivalents	(6,915)	80,371
Cash and cash equivalents at beginning of period	264,683	141,450
Cash and cash equivalents at end of period	$257,768	$221,821

Supplemental disclosures:
Income taxes paid	$13,100	$8,784
Interest paid	18,567	27,408
Non-cash activities:
Loans to facilitate the sale of other real estate owned	2,279	2,820
Common stock dividends accrued, paid in subsequent quarter	236	220
Real estate acquired in settlement of loans	2,100	1,889

*Effective January 1, 2020, the provision for loan losses became the provision for credit losses with the implementation of ASU 2016-13, commonly referred to as CECL.

See notes to condensed consolidated financial statements.

Community Trust Bancorp, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1 - Summary of Significant Accounting Policies

In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments (which consist of normal recurring adjustments) necessary, to present fairly the condensed consolidated financial position as of September 30, 2020, the results of operations, other comprehensive income, and changes in shareholders’ equity, for the three and nine months ended September 30, 2020 and 2019.  and cash flows for the nine months ended September 30,2020 and 2019. In accordance with accounting principles generally accepted in the United States of America for interim financial information, these statements do not include certain information and footnote disclosures required by accounting principles generally accepted in the United States of America for complete annual financial statements.  The results of operations for the three  and nine months ended September 30,2020 and 2019 and cash flows for the nine months ended September 30, 2020 and 2019 are not necessarily indicative of the results to be expected for the full year.  The condensed consolidated balance sheet as of December 31, 2019 has been derived from the audited consolidated financial statements of Community Trust Bancorp, Inc. (“CTBI”) for that period.  For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2019, included in our annual report on Form 10-K.

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

New Accounting Standards –

➢          Accounting for Credit Losses – In 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.  This ASU is commonly referred to as “CECL” (Current Expected Credit Loss).  The provisions of ASU 2016-13 were issued to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments that are not accounted for at fair value through net income, including loans held for investment, held-to-maturity debt securities, trade and other receivables, net investment in leases and other commitments to extend credit held by a reporting entity at each reporting date.  This ASU requires that financial assets measured at amortized cost be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis.  The amendments in ASU 2016-13 eliminate the probable incurred loss recognition in current GAAP and reflect an entity’s current estimate of all expected credit losses.  The measurement of expected credit losses is based upon historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the financial assets.  The standard also included revisions and updates to the required footnote disclosures.   Please refer to Note 4 below.

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

Held-to-maturity (“HTM”) securities will be subject to CECL.  CECL will require an allowance on these held-to-maturity debt securities for lifetime expected credit losses, determined by adjusting historical loss information for current conditions and reasonable and supportable forecasts.  The forward-looking evaluation of lifetime expected losses will be performed on a pooled basis for debt securities that share similar risk characteristics.  These allowances for expected losses must be made by the holder of the HTM debt security when the security is purchased.  At September 30, 2020, CTBI held no securities designated as held-to-maturity.

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

Income Taxes – Income tax expense is based on the taxes due on the consolidated tax return plus deferred taxes based on the expected future tax benefits and consequences of temporary differences between carrying amounts and tax bases of assets and liabilities, using enacted tax rates.  Any interest and penalties incurred in connection with income taxes are recorded as a component of income tax expense in the consolidated financial statements.  During the nine months ended September 30, 2020 and 2019, CTBI has not recognized a significant amount of interest expense or penalties in connection with income taxes.

Note 2 – Stock-Based Compensation

There was no compensation expense related to stock option grants for the three months ended September 30, 2020.  CTBI’s compensation expense related to stock option grants was $2 thousand for the nine months ended September 30, 2020 and $8 thousand and $29 thousand, respectively, for the three and nine months ended September 30, 2019.  As of September 30, 2020, there was no unrecognized compensation expense related to unvested stock option awards, as all stock option awards have fully vested.  There were no stock options granted in the first nine months of 2020 or 2019.

Restricted stock expense for the three and nine months ended September 30, 2020 was $236 thousand and $706 thousand, respectively, including $21 thousand and $63 thousand in dividends paid for each period.  Restricted stock expense for the three and nine months ended September 30, 2019 was $205 thousand and $616 thousand, respectively, including $19 thousand and $56 thousand in dividends paid for each period.  As of September 30, 2020, there was a total of $1.7 million of unrecognized compensation expense related to restricted stock grants that will be recognized as expense as the awards vest over a weighted average period of 2.7 years.  No shares of restricted stock were granted during the three months ended September 30, 2020 and 2019.  There were 21,544 and 27,921 shares of restricted stock granted during the nine months ended September 30, 2020 and 2019, respectively.  The restricted stock was issued pursuant to the terms of CTBI’s 2015 Stock Ownership Incentive Plan.  The restrictions on the restricted stock will lapse ratably over four years, except for a 2,500 management retention restricted stock award granted in January 2020 which will vest at the end of five years, subject to such management employee’s continued employment.  However, in the event of certain participant employee termination events occurring within 24 months of a change in control of CTBI or the death of the participant, the restrictions will lapse, and in the event of the participant’s disability, the restrictions will lapse on a pro rata basis.  The Compensation Committee will have discretion to review and revise restrictions applicable to a participant’s restricted stock in the event of the participant’s retirement.

Note 3 – Securities

Debt securities are classified into held-to-maturity and available-for-sale categories.  Held-to-maturity (HTM) securities are those that CTBI has the positive intent and ability to hold to maturity and are reported at amortized cost.  Available-for-sale (AFS) securities are those that CTBI may decide to sell if needed for liquidity, asset-liability management or other reasons.  Available-for-sale securities are reported at fair value, with unrealized gains or losses included as a separate component of equity, net of tax.  As of September 30, 2020, CTBI had no held-to-maturity securities.

The amortized cost and fair value of debt securities at September 30, 2020 are summarized as follows:

Available-for-Sale

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury and government agencies	$85,095	$535	$(249)	$85,381
State and political subdivisions	124,997	6,334	(26)	131,305
U.S. government sponsored agency mortgage-backed securities	665,331	11,783	(240)	676,874
Other debt securities	56,496	0	(967)	55,529
Total available-for-sale securities	$931,919	$18,652	$(1,482)	$949,089

The amortized cost and fair value of debt securities at December 31, 2019 are summarized as follows:

Available-for-Sale

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury and government agencies	$171,250	$476	$(576)	$171,150
State and political subdivisions	99,403	2,941	(37)	102,307
U.S. government sponsored agency mortgage-backed securities	291,874	4,443	(1,072)	295,245
Other debt securities	31,418	0	(276)	31,142
Total available-for-sale securities	$593,945	$7,860	$(1,961)	$599,844

Held-to-Maturity

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
State and political subdivisions	$517	$0	$0	$517
Total held-to-maturity securities	$517	$0	$0	$517

The amortized cost and fair value of debt securities at September 30, 2020 by contractual maturity are shown below.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale
(in thousands)	Amortized Cost	Fair Value
Due in one year or less	$10,746	$10,775
Due after one through five years	17,907	18,451
Due after five through ten years	93,860	95,061
Due after ten years	87,579	92,399
U.S. government sponsored agency mortgage-backed securities	665,331	676,874
Other debt securities	56,496	55,529
Total debt securities	$931,919	$949,089

During the three months ended September 30, 2020, we had a net securities gain of $142 thousand, consisting of a pre-tax gain of $23 thousand realized on sales and calls of AFS securities and an unrealized gain of $119 thousand from the fair market value adjustment of equity securities. During the three months ended September 30, 2019, we had a net securities gain of $14 thousand, consisting of a pre-tax loss of $2 thousand realized on calls of AFS securities and an unrealized gain of $16 thousand from the fair market value adjustment of equity securities.

During the nine months ended September 30, 2020, we had a net securities gain of $1.3 million, consisting of a pre-tax gain of $1.0 million realized on sales and calls of AFS securities and an unrealized gain of $0.3 million from the fair market value adjustment of equity securities.  During the nine months ended September 30, 2019, we had a net securities gain of $574 thousand, consisting of a pre-tax gain of $4 thousand realized on sales and calls of AFS securities and an unrealized gain of $570 thousand from the fair market value adjustment of equity securities.

Equity Securities at Fair Value

CTBI made the election permitted by ASC 321-10-35-2 to record its Visa Class B shares at fair value.  Equity securities at fair value as of September 30, 2020 were $2.2 million, as a result of a $0.1 million increase in the fair market value in the third quarter 2020.  The fair market value of equity securities increased $16 thousand in the third quarter 2019.  No equity securities were sold during the three or nine months ended September 30, 2020 and 2019.

The amortized cost of securities pledged as collateral, to secure public deposits and for other purposes, was $348.4 million at September 30, 2020 and $239.1 million at December 31, 2019.

The amortized cost of securities sold under agreements to repurchase amounted to $383.2 million at September 30,2020 and $261.5 million at December 31, 2019.

CTBI evaluates its investment portfolio on a quarterly basis for impairment.  The analysis performed as of September 30, 2020 indicates that all impairment is considered temporary, market and interest rate driven, and not credit-related.  The percentage of total debt securities with unrealized losses as of September 30,2020 was 21.8% compared to 42.8% as of December 31, 2019.  The following tables provide the amortized cost, gross unrealized losses, and fair market value, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position as of September 30, 2020 that are not deemed to have credit losses.  As stated above, CTBI had no HTM securities as of September 30, 2020.

Available-for-Sale

(in thousands)	Amortized Cost	Gross Unrealized Losses	Fair Value
Less Than 12 Months
U.S. Treasury and government agencies	$5,870	$(8)	$5,862
State and political subdivisions	2,670	(26)	2,644
U.S. government sponsored agency mortgage-backed securities	68,751	(182)	68,569
Other debt securities	30,170	(322)	29,848
Total <12 months impaired AFS securities	107,461	(538)	106,923

12 Months or More
U.S. Treasury and government agencies	60,681	(241)	60,440
State and political subdivisions	0	0	0
U.S. government sponsored agency mortgage-backed securities	14,300	(58)	14,242
Other debt securities	26,326	(645)	25,681
Total ≥12 months impaired AFS securities	101,307	(944)	100,363

Total
U.S. Treasury and government agencies	66,551	(249)	66,302
State and political subdivisions	2,670	(26)	2,644
U.S. government sponsored agency mortgage-backed securities	83,051	(240)	82,811
Other debt securities	56,496	(967)	55,529
Total impaired AFS securities	$208,768	$(1,482)	$207,286

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

Note 4 – Loans

Major classifications of loans, net of unearned income, deferred loan origination costs and fees, and net premiums on acquired loans, are summarized as follows:

(in thousands)	September 30 2020
Hotel/motel	$259,017
Commercial real estate residential	284,428
Commercial real estate nonresidential	742,436
Dealer floorplans	63,393
Commercial other	279,808
Commercial unsecured SBA PPP	270,271
Commercial loans	1,899,353

Real estate mortgage	783,818
Home equity lines	105,454
Residential loans	889,272

Consumer direct	153,666
Consumer indirect	615,608
Consumer loans	769,274

Loans and lease financing	$3,557,899

(in thousands)	December 31 2019
Commercial construction	$104,809
Commercial secured by real estate	1,169,975
Equipment lease financing	481
Commercial other	389,683
Real estate construction	63,350
Real estate mortgage	733,003
Home equity	111,894
Consumer direct	148,051
Consumer indirect	527,418
Total loans	$3,248,664

The segments presented for September 30, 2020 reflect the implementation of ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, while the December totals are presented under the previous incurred loss model. CTB adopted ASC 326 for all financial assets measured at amortized cost and off-balance sheet credit exposures. Results of reporting periods beginning January 1, 2020 are presented under ASC 326 while prior period amounts continue to be reported in accordance with previously applicable GAAP.

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

Not included in the loan balances above were loans held for sale in the amount of $20.1 million at September 30, 2020 and $1.2 million at December 31, 2019.

The following tables present the balance in the allowance for credit losses (“ACL”) for the period ended September 30, 2020 and the balance in the allowance for loan and lease losses (“ALLL”) and the recorded investment in loans based on portfolio segment and impairment method as of December 31, 2019 and September 30, 2019:

	Three Months Ended September 30, 2020
(in thousands)	Hotel/ Motel	Commercial Real Estate Residential	Commercial Real Estate Nonresidential	Dealer Floorplans	Commercial Other	Real Estate Mortgage	Home Equity	Consumer Direct	Consumer Indirect	Total
ACL
Beginning balance	$6,132	$3,439	$11,408	$1,585	$4,703	$7,336	$856	$1,932	$9,243	$46,634
Provision charged to expense	(81)	1,224	475	(172)	112	524	56	42	253	2,433
Losses charged off	(42)	(50)	(761)	0	(318)	(97)	(4)	(150)	(846)	(2,268)
Recoveries	0	5	32	0	101	23	1	95	930	1,187
Ending balance	$6,009	$4,618	$11,154	$1,413	$4,598	$7,786	$909	$1,919	$9,580	$47,986

	Nine Months Ended September 30, 2020
(in thousands)	Hotel/ Motel	Commercial Real Estate Residential	Commercial Real Estate Nonresidential	Dealer Floorplans	Commercial Other	Real Estate Mortgage	Home Equity	Consumer Direct	Consumer Indirect	Total
ACL
Beginning balance, prior to adoption of ASC 326	$3,371	$3,439	$8,515	$802	$5,556	$4,604	$897	$1,711	$6,201	$35,096
Impact of adoption of ASC 326	170	(721)	119	820	(391)	1,893	(75)	(40)	1,265	3,040
Provision charged to expense	2,510	2,035	3,408	(183)	1,749	1,511	88	715	3,258	15,091
Losses charged off	(42)	(148)	(937)	(26)	(2,669)	(276)	(4)	(780)	(3,610)	(8,492)
Recoveries	0	13	49	0	353	54	3	313	2,466	3,251
Ending balance	$6,009	$4,618	$11,154	$1,413	$4,598	$7,786	$909	$1,919	$9,580	$47,986

	Three Months Ended September 30, 2019
(in thousands)	Commercial Construction	Commercial Secured by Real Estate	Equipment Lease Financing	Commercial Other	Real Estate Construction	Real Estate Mortgage	Home Equity	Consumer Direct	Consumer Indirect	Total
ALLL
Beginning balance	$799	$15,098	$7	$4,889	$358	$4,187	$933	$1,767	$6,960	$34,998
Provision charged to expense	299	(742)	(2)	1,436	(28)	705	32	104	(551)	1,253
Losses charged off	(1)	(21)	0	(638)	0	(384)	(40)	(218)	(1,014)	(2,316)
Recoveries	3	40	0	75	0	10	2	82	664	876
Ending balance	$1,100	$14,375	$5	$5,762	$330	$4,518	$927	$1,735	$6,059	$34,811

Ending balance:
Individually evaluated for impairment	$99	$398	$0	$175	$0	$0	$0	$0	$0	$672
Collectively evaluated for impairment	$1,001	$13,977	$5	$5,587	$330	$4,518	$927	$1,735	$6,059	$34,139

Loans
Ending balance:
Individually evaluated for impairment	$2,974	$39,986	$0	$11,037	$0	$2,318	$0	$0	$0	$56,315
Collectively evaluated for impairment	$90,560	$1,134,778	$651	$377,495	$62,859	$720,314	$110,663	$149,500	$511,650	$3,158,470

	Nine Months Ended September 30, 2019
(in thousands)	Commercial Construction	Commercial Secured by Real Estate	Equipment Lease Financing	Commercial Other	Real Estate Construction	Real Estate Mortgage	Home Equity	Consumer Direct	Consumer Indirect	Total
ALLL
Beginning balance	$862	$14,531	$12	$4,993	$512	$4,433	$841	$1,883	$7,841	$35,908
Provision charged to expense	301	79	(7)	2,055	(181)	726	181	385	(533)	3,006
Losses charged off	(72)	(401)	0	(1,703)	(1)	(684)	(99)	(795)	(3,413)	(7,168)
Recoveries	9	166	0	417	0	43	4	262	2,164	3,065
Ending balance	$1,100	$14,375	$5	$5,762	$330	$4,518	$927	$1,735	$6,059	$34,811

Ending balance:
Individually evaluated for impairment	$99	$398	$0	$175	$0	$0	$0	$0	$0	$672
Collectively evaluated for impairment	$1,001	$13,977	$5	$5,587	$330	$4,518	$927	$1,735	$6,059	$34,139

Loans
Ending balance:
Individually evaluated for impairment	$2,974	$39,986	$0	$11,037	$0	$2,318	$0	$0	$0	$56,315
Collectively evaluated for impairment	$90,560	$1,134,778	$651	$377,495	$62,859	$720,314	$110,663	$149,500	$511,650	$3,158,470

	Year Ended December 31, 2019
(in thousands)	Commercial Construction	Commercial Secured by Real Estate	Equipment Lease Financing	Commercial Other	Real Estate Construction	Real Estate Mortgage	Home Equity	Consumer Direct	Consumer Indirect	Total
ALLL
Balance, beginning of year	$862	$14,531	$12	$4,993	$512	$4,433	$841	$1,883	$7,841	$35,908
Provision charged to expense	497	(137)	(8)	3,032	(40)	414	172	528	361	4,819
Losses charged off	(72)	(727)	0	(2,179)	(100)	(767)	(139)	(1,100)	(4,652)	(9,736)
Recoveries	12	358	0	509	0	152	23	400	2,651	4,105
Balance, end of year	$1,299	$14,025	$4	$6,355	$372	$4,232	$897	$1,711	$6,201	$35,096

Ending balance:
Individually evaluated for impairment	$99	$227	$0	$886	$0	$0	$0	$0	$0	$1,212
Collectively evaluated for impairment	$1,200	$13,798	$4	$5,469	$372	$4,232	$897	$1,711	$6,201	$33,884

Loans
Ending balance:
Individually evaluated for impairment	$3,010	$41,379	$0	$11,073	$0	$2,309	$0	$0	$0	$57,771
Collectively evaluated for impairment	$101,799	$1,128,596	$481	$378,610	$63,350	$730,694	$111,894	$148,051	$527,418	$3,190,893

CTBI derived its ACL balance by using vintage modeling for the consumer and residential portfolios.  Static pool models incorporating losses by credit risk rating were developed to determine credit loss balances for the commercial loan segments.

Qualitative loss factors are based on CTBI’s judgment of delinquency trends, level of nonperforming loans, trend in loan losses, supervision and administration, quality control exceptions, and reasonable and supportable forecasts based on unemployment rates and industry concentrations.  CTBI has determined that twelve months represents a reasonable and supportable forecast period and reverts back to a historical loss rate immediately.   CTBI leverages economic projections from a reputable and independent third party to form its loss driver forecasts over the twelve month forecast period. Other internal and external indicators of economic forecasts are also considered by CTBI when developing the forecast metrics.

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

The allowance for credit losses (ACL) increased by $1.4 million during the quarter ended September 30, 2020.  During the calculation of the allowance for credit losses (ACL) in the Current Expected Credit Loss (CECL) model, management noted that the qualitative factors for current delinquency trends and the levels of nonperforming loans were driving a reduction in the overall calculation of CTBI’s ACL.  Management remains concerned that these factors may have been artificially influenced by the current economic environment resulting from the COVID-19 pandemic and the number of loans that have received payment deferrals.  Given this uncertainty, management elected to increase the qualitative factors in CTBI’s allowance model by adding a new factor for a significant specific event to offset this reduction and, in fact, increased the ACL by three basis points quarter over quarter.  As a result, allocations to the allowance for credit losses for the quarter ended September 30, 2020 totaled $2.4 million, an increase of $2.5 million from prior quarter and $1.2 million from prior year same quarter.

Refer to Note 1 to the condensed consolidated financial statements for further information regarding our nonaccrual policy. Nonaccrual loans segregated by class of loans and loans 90 days past due and still accruing segregated by class of loans were as follows:

	September 30, 2020
(in thousands)	Nonaccrual Loans with No ACL	Nonaccrual Loan with ACL	90+ and Still Accruing	Total Nonperforming Loans

Hotel/motel	$0	$90	$0	$90
Commercial real estate residential	0	1,439	4,591	6,030
Commercial real estate nonresidential	0	1,911	8,583	10,494
Commercial other	0	2,029	270	2,299
Total commercial loans	0	5,469	13,444	18,913

Real estate mortgage	0	5,615	3,726	9,341
Home equity lines	0	610	375	985
Total residential loans	0	6,225	4,101	10,326

Consumer direct	0	186	40	226
Consumer indirect	0	0	404	404
Total consumer loans	0	186	444	630

Loans and lease financing	$0	$11,880	$17,989	$29,869

(in thousands)	December 31 2019
Commercial:
Commercial construction	$230
Commercial secured by real estate	3,759
Commercial other	3,839

Residential:
Real estate construction	634
Real estate mortgage	4,821
Home equity	716
Total nonaccrual loans	$13,999

The following tables present CTBI’s loan portfolio aging analysis, segregated by class, as of September 30, 2020 and December 31, 2019:

	September 30, 2020
(in thousands)	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Current	Total Loans
Hotel/motel	$0	$0	$90	$90	$258,927	$259,017
Commercial real estate residential	1,194	498	5,593	7,285	277,143	284,428
Commercial real estate nonresidential	1,178	1,198	9,912	12,288	730,148	742,436
Dealer floorplans	0	0	0	0	63,393	63,393
Commercial other	658	228	1,767	2,653	277,155	279,808
Commercial unsecured SBA PPP	0	0	0	0	270,271	270,271
Total commercial loans	3,030	1,924	17,362	22,316	1,877,037	1,899,353

Real estate mortgage	2,299	3,029	6,336	11,664	772,154	783,818
Home equity lines	624	274	700	1,598	103,856	105,454
Total residential loans	2,923	3,303	7,036	13,262	876,010	889,272

Consumer direct	511	105	226	842	152,824	153,666
Consumer indirect	2,832	687	404	3,923	611,685	615,608
Total consumer loans	3,343	792	630	4,765	764,509	769,274

Loans and lease financing	$9,296	$6,019	$25,028	$40,343	$3,517,556	$3,557,899

	December 31, 2019
(in thousands)	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Current	Total Loans	90+ and Accruing*
Commercial:
Commercial construction	$118	$0	$467	$585	$104,224	$104,809	$237
Commercial secured by real estate	2,734	5,969	12,366	21,069	1,148,906	1,169,975	8,820
Equipment lease financing	0	0	0	0	481	481	0
Commercial other	880	284	6,267	7,431	382,252	389,683	2,586
Residential:
Real estate construction	117	52	634	803	62,547	63,350	0
Real estate mortgage	774	5,376	10,320	16,470	716,533	733,003	7,088
Home equity	1,084	412	736	2,232	109,662	111,894	344
Consumer:
Consumer direct	945	230	97	1,272	146,779	148,051	97
Consumer indirect	4,037	909	447	5,393	522,025	527,418	448
Loans and lease financing	$10,689	$13,232	$31,334	$55,255	$3,193,409	$3,248,664	$19,620

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

The following tables present the credit risk profile of CTBI’s commercial loan portfolio based on rating category and payment activity, segregated by class of loans and based on last credit decision or year of origination:

	Term Loans Amortized Cost Basis by Origination Year
(in thousands)	2020	2019	2018	2017	2016	Prior	Revolving Loans	Total
Hotel/motel
Risk rating:
Pass	$24,777	$71,232	$26,681	$42,121	$20,735	$28,010	$0	$213,556
Watch	10,427	1,993	3,325	0	2,450	2,229		20,424
OAEM	0	0	9,576	0	0	0	0	9,576
Substandard	0	0	90	1,113	8,950	5,308	0	15,461
Doubtful	0	0	0	0	0	0	0	0
Total hotel/motel	$35,204	$73,225	$39,672	$43,234	$32,135	$35,547	$0	$259,017

Commercial real estate residential
Risk rating:
Pass	$65,218	$43,078	$31,568	$18,810	$24,246	$51,616	$10,976	$245,512
Watch	1,004	2,799	2,452	2,985	4,524	5,444	279	19,487
OAEM	277	1,269	608	950	240	58	0	3,402
Substandard	4,202	597	2,229	4,077	1,119	3,353	450	16,027
Doubtful	0	0	0	0	0	0	0	0
Total commercial real estate residential	$70,701	$47,743	$36,857	$26,822	$30,129	$60,471	$11,705	$284,428

Commercial real estate nonresidential
Risk rating:
Pass	$90,288	$105,737	$83,581	$85,451	$105,975	$175,249	$24,042	$670,323
Watch	3,653	3,437	7,965	4,753	3,541	11,972	976	36,297
OAEM	0	0	69	1	0	3,306	20	3,396
Substandard	7,831	6,714	1,568	2,858	1,508	11,696	216	32,391
Doubtful	0	0	0	0	0	29	0	29
Total commercial real estate nonresidential	$101,772	$115,888	$93,183	$93,063	$111,024	$202,252	$25,254	$742,436

Dealer floorplans
Risk rating:
Pass	$0	$0	$0	$0	$0	$0	$63,069	$63,069
Watch	0	0	0	0	0	0	324	324
OAEM	0	0	0	0	0	0	0	0
Substandard	0	0	0	0	0	0	0	0
Doubtful	0	0	0	0	0	0	0	0
Total dealer floorplans	$0	$0	$0	$0	$0	$0	$63,393	$63,393

Commercial other
Risk rating:
Pass	$67,359	$33,493	$35,138	$15,903	$6,859	$24,440	$71,902	$255,094
Watch	2,736	489	1,059	662	586	861	7,004	13,397
OAEM	0	0	5,093	214	444	10	0	5,761
Substandard	2,084	548	350	493	1,413	443	112	5,443
Doubtful	0	113	0	0	0	0	0	113
Total commercial other	$72,179	$34,643	$41,640	$17,272	$9,302	$25,754	$79,018	$279,808

Commercial unsecured SBA PPP
Risk rating:
Pass	$270,271	$0	$0	$0	$0	$0	$0	$270,271
Watch	0	0	0	0	0	0	0	0
OAEM	0	0	0	0	0	0	0	0
Substandard	0	0	0	0	0	0	0	0
Doubtful	0	0	0	0	0	0	0	0
Total commercial unsecured SBA PPP	$270,271	$0	$0	$0	$0	$0	$0	$270,271

Commercial loans
Risk rating:
Pass	$517,913	$253,540	$176,968	$162,285	$157,815	$279,315	$169,989	$1,717,825
Watch	17,820	8,718	14,801	8,400	11,101	20,506	8,583	89,929
OAEM	277	1,269	15,346	1,165	684	3,374	20	22,135
Substandard	14,117	7,859	4,237	8,541	12,990	20,800	778	69,322
Doubtful	0	113	0	0	0	29	0	142
Total commercial loans	$550,127	$271,499	$211,352	$180,391	$182,590	$324,024	$179,370	$1,899,353

(in thousands)	Commercial Construction	Commercial Secured by Real Estate	Equipment Leases	Commercial Other	Total
December 31, 2019
Pass	$98,102	$1,036,573	$481	$358,203	$1,493,359
Watch	3,595	54,338	0	13,618	71,551
OAEM	254	27,964	0	6,065	34,283
Substandard	2,858	51,068	0	11,737	65,663
Doubtful	0	32	0	60	92
Total	$104,809	$1,169,975	$481	$389,683	$1,664,948

The following tables present the credit risk profile of CTBI’s residential real estate and consumer loan portfolios based on performing or nonperforming status, segregated by class:

	Term Loans Amortized Cost Basis by Origination Year
	2020	2019	2018	2017	2016	Prior	Revolving Loans	Total
Home equity lines
Performing	$0	$0	$0	$0	$7	$12,246	$92,216	$104,469
Nonperforming	0	0	0	0	0	620	365	985
Total home equity lines	$0	$0	$0	$0	$7	$12,866	$92,581	$105,454

Mortgage loans
Performing	$157,390	$132,799	$63,904	$68,011	$55,417	$296,956	$0	$774,477
Nonperforming	0	394	761	591	408	7,187	0	9,341
Total mortgage loans	$157,390	$133,193	$64,665	$68,602	$55,825	$304,143	$0	$783,818

Residential loans
Performing	$157,390	$132,799	$63,904	$68,011	$55,424	$309,202	$92,216	$878,946
Nonperforming	0	394	761	591	408	7,807	365	10,326
Total residential loans	$157,390	$133,193	$64,665	$68,602	$55,832	$317,009	$92,581	$889,272

Consumer direct loans
Performing	$60,171	$39,064	$21,959	$10,881	$7,498	$13,867	$0	$153,440
Nonperforming	9	0	7	25	0	185	0	226
Total consumer direct loans	$60,180	$39,064	$21,966	$10,906	$7,498	$14,052	$0	$153,666

Consumer indirect loans
Performing	$251,162	$149,460	$114,362	$59,549	$28,989	$11,682	$0	$615,204
Nonperforming	52	165	110	51	10	16	0	404
Total consumer indirect loans	$251,214	$149,625	$114,472	$59,600	$28,999	$11,698	$0	$615,608

Consumer loans
Performing	$311,333	$188,524	$136,321	$70,430	$36,487	$25,549	$0	$768,644
Nonperforming	61	165	117	76	10	201	0	630
Total consumer loans	$311,394	$188,689	$136,438	$70,506	$36,497	$25,750	$0	$769,274

(in thousands)	Real Estate Construction	Real Estate Mortgage	Home Equity	Consumer Direct	Consumer Indirect	Total
December 31, 2019
Performing	$62,716	$721,094	$110,834	$147,954	$526,970	$1,569,568
Nonperforming	634	11,909	1,060	97	448	14,148
Total	$63,350	$733,003	$111,894	$148,051	$527,418	$1,583,716

A loan is considered nonperforming if it is 90 days or more past due and/or on nonaccrual.

The total of consumer mortgage loans secured by real estate properties for which formal foreclosure proceedings are in process totaled $2.6 million and $2.4 million at September 30, 2020 and December 31, 2019, respectively.

In accordance with ASC 326-20-30-2, if a loan does not share risk characteristics with other pooled loans in determining the allowance for credit losses, the loan shall be evaluated for expected credit losses on an individual basis. Of the loans that CTBI has individually evaluated, the loans listed below by segment are those that are collateral dependent:

	September 30, 2020
(in thousands)	Number of Loans	Recorded Investment	Specific Reserve
Hotel/motel	4	$24,357	$250
Commercial real estate residential	4	7,932	0
Commercial real estate nonresidential	11	22,383	200
Commercial other	2	6,087	350
Total collateral dependent loans	21	$60,759	$800

The hotel/motel, commercial real estate residential, and commercial real estate nonresidential segments are all collateralized with real estate.  The two loans listed in the commercial other segment are collateralized by various chattel and real estate collateral with $5.1 million collateralized by a leasehold mortgage and assignment of lease on commercial property as well as furniture, fixtures, and equipment of the leasehold property and the remaining $1.0 million collateralized by underground coal mining equipment and junior real estate liens.

	December 31, 2019
(in thousands)	Recorded Balance	Unpaid Contractual Principal Balance	Specific Allowance	Average Investment in Impaired Loans	*Interest Income Recognized
Loans without a specific valuation allowance:
Commercial construction	$2,836	$2,837	$0	$3,234	$170
Commercial secured by real estate	40,346	41,557	0	36,976	1,601
Commercial other	7,829	9,489	0	9,889	460
Real estate mortgage	2,309	2,309	0	2,385	85

Loans with a specific valuation allowance:
Commercial construction	174	174	99	215	11
Commercial secured by real estate	1,033	2,176	227	1,678	15
Commercial other	3,244	3,244	886	1,323	29

Totals:
Commercial construction	3,010	3,011	99	3,449	181
Commercial secured by real estate	41,379	43,733	227	38,654	1,616
Commercial other	11,073	12,733	886	11,212	489
Real estate mortgage	2,309	2,309	0	2,385	85
Total	$57,771	$61,786	$1,212	$55,700	$2,371

	September 30, 2019
(in thousands)	Recorded Balance	Unpaid Contractual Principal Balance	Specific Allowance
Loans without a specific valuation allowance:
Commercial construction	$2,800	$2,800	$0
Commercial secured by real estate	38,620	40,134	0
Commercial other	10,690	12,384	0
Real estate mortgage	2,318	2,318	0

Loans with a specific valuation allowance:
Commercial construction	174	174	99
Commercial secured by real estate	1,366	2,863	398
Commercial other	347	347	175

Totals:
Commercial construction	2,974	2,974	99
Commercial secured by real estate	39,986	42,997	398
Commercial other	11,037	12,731	175
Real estate mortgage	2,318	2,318	0
Total	$56,315	$61,020	$672

	Three Months Ended		Nine Months Ended
	September 30, 2019		September 30, 2019
(in thousands)	Average Investment in Impaired Loans	*Interest Income Recognized	Average Investment in Impaired Loans	*Interest Income Recognized
Loans without a specific valuation allowance:
Commercial construction	$2,959	$37	$3,344	$132
Commercial secured by real estate	39,217	442	35,762	1,192
Commercial other	10,863	92	10,425	380
Real estate mortgage	2,323	23	2,408	64

Loans with a specific valuation allowance:
Commercial construction	174	3	229	9
Commercial secured by real estate	1,397	0	1,892	15
Commercial other	358	6	680	29

Totals:
Commercial construction	3,133	40	3,573	141
Commercial secured by real estate	40,614	442	37,654	1,207
Commercial other	11,221	98	11,105	409
Real estate mortgage	2,323	23	2,408	64
Total	$57,291	$603	$54,740	$1,821

During the third quarter of 2020, certain loans were modified in troubled debt restructurings, where economic concessions were granted to borrowers consisting of reductions in the interest rates, payment extensions, forgiveness of principal, and forbearances.  Presented below, segregated by class of loans, are troubled debt restructurings that occurred during the three and nine months ended September 30, 2020 and 2019 and the year ended December 31, 2019:

	Three Months Ended September 30, 2020
	Pre-Modification Outstanding Balance
(in thousands)	Number of Loans	Term Modification	Combination	Total Modification
Commercial real estate residential	1	$101	$0	$101
Commercial real estate nonresidential	3	4,421	0	4,421
Commercial other	1	52	0	52
Total commercial loans	5	4,574	0	4,574

Real estate mortgage	1	283	0	283
Total residential loans	1	283	0	283

Total troubled debt restructurings	6	$4,857	$0	$4,857

	Three Months Ended September 30, 2020
	Post-Modification Outstanding Balance
(in thousands)	Number of Loans	Term Modification	Combination	Total Modification
Commercial real estate residential	1	$101	$0	$101
Commercial real estate nonresidential	3	4,479	0	4,479
Commercial other	1	52	0	52
Total commercial loans	5	4,632	0	4,632

Real estate mortgage	1	282	0	282
Total residential loans	1	282	0	282

Total troubled debt restructurings	6	$4,914	$0	$4,914

	Nine Months Ended September 30, 2020
	Pre-Modification Outstanding Balance
(in thousands)	Number of Loans	Term Modification	Combination	Total Modification
Commercial real estate residential	12	$4,694	$1,809	$6,503
Commercial real estate nonresidential	15	7,185	510	7,695
Commercial other	10	631	25	656
Total commercial loans	37	12,510	2,344	14,854

Real estate mortgage	3	1,216	0	1,216
Total residential loans	3	1,216	0	1,216

Total troubled debt restructurings	40	$13,726	$2,344	$16,070

	Nine Months Ended September 30, 2020
	Post-Modification Outstanding Balance
(in thousands)	Number of Loans	Term Modification	Combination	Total Modification
Commercial real estate residential	12	$4,696	$1,809	$6,505
Commercial real estate nonresidential	15	7,234	510	7,744
Commercial other	10	565	25	590
Total commercial loans	37	12,495	2,344	14,839

Real estate mortgage	3	1,203	0	1,203
Total residential loans	3	1,203	0	1,203

Total troubled debt restructurings	40	$13,698	$2,344	$16,042

	Year Ended December 31, 2019
(in thousands)	Number of Loans	Term Modification	Rate Modification	Combination	Post- Modification Outstanding Balance
Commercial:
Commercial secured by real estate	17	$6,105	$0	$679	$6,784
Commercial other	17	1,565	0	264	1,829
Residential:
Real estate mortgage	1	463	0	0	463
Total troubled debt restructurings	35	$8,133	$0	$943	$9,076

	Three Months Ended September 30, 2019
(in thousands)	Number of Loans	Term Modification	Rate Modification	Combination	Post- Modification Outstanding Balance
Commercial:
Commercial secured by real estate	3	$270	$0	$0	$270
Commercial other	2	32	0	0	32
Total troubled debt restructurings	5	$302	$0	$0	$302

	Nine Months Ended September 30, 2019
(in thousands)	Number of Loans	Term Modification	Rate Modification	Combination	Post- Modification Outstanding Balance
Commercial:
Commercial secured by real estate	13	$4,784	$0	$679	$5,463
Commercial other	13	1,292	0	140	1,432
Residential:
Real estate mortgage	2	463	0	243	706
Total troubled debt restructurings	28	$6,539	$0	$1,062	$7,601

No charge-offs have resulted from modifications for any of the presented periods.  We had commitments to extend additional credit in the amount of $84 thousand and $82 thousand at September 30, 2020 and December 31, 2019, respectively, on loans that were considered troubled debt restructurings.

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

(in thousands)	Three Months Ended September 30, 2020		Nine Months Ended September 30, 2020
	Number of Loans	Recorded Balance	Number of Loans	Recorded Balance
Commercial:
Commercial real estate residential	0	$0	0	$0
Commercial other	0	0	3	368
Total defaulted restructured loans	0	$0	3	$368

(in thousands)	Three Months Ended September 30, 2019		Nine Months Ended September 30, 2019
	Number of Loans	Recorded Balance	Number of Loans	Recorded Balance
Commercial:
Commercial real estate residential	1	$30	1	$30
Commercial other	1	34	1	34
Total defaulted restructured loans	2	$64	2	$64

Note 5 – Other Real Estate Owned

Activity for other real estate owned was as follows:

	Three Months Ended September 30		Nine Months Ended September 30
(in thousands)	2020	2019	2020	2019
Beginning balance of other real estate owned	$17,675	$22,536	$19,480	$27,273
New assets acquired	238	647	2,100	1,889
Fair value adjustments	(257)	(2,173)	(1,021)	(3,311)
Sale of assets	(2,070)	(1,177)	(4,973)	(6,018)
Ending balance of other real estate owned	$15,586	$19,833	$15,586	$19,833

Carrying costs and fair value adjustments associated with foreclosed properties for the three months ended September 30, 2020 and 2019 were $0.5 million and $2.5 million, respectively. Carrying costs and fair value adjustments associated with foreclosed properties for the nine months ended September 30, 2020 and 2019 were $2.0 million and $4.3 million, respectively. See Note 1 for a description of our accounting policies relative to foreclosed properties and other real estate owned.

The major classifications of foreclosed properties are shown in the following table:

(in thousands)	September 30 2020	December 31 2019
1-4 family	$2,191	$3,630
Construction/land development/other	9,359	10,211
Multifamily	88	88
Non-farm/non-residential	3,948	5,551
Total foreclosed properties	$15,586	$19,480

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

We monitor collateral levels on a continuous basis and maintain records of each transaction specifically describing the applicable security and the counterparty’s fractional interest in that security, and we segregate the security from its general assets in accordance with regulations governing custodial holdings of securities.  The primary risk with our repurchase agreements is market risk associated with the securities securing the transactions, as we may be required to provide additional collateral based on fair value changes of the underlying securities.  Securities pledged as collateral under repurchase agreements are maintained with our safekeeping agents.  The carrying value of investment securities available-for-sale pledged as collateral under repurchase agreements totaled $392.7 million and $264.9 million at September 30, 2020 and December 31, 2019, respectively.

The remaining contractual maturity of the securities sold under agreements to repurchase by class of collateral pledged included in the accompanying consolidated balance sheets as of September 30, 2020 and December 31, 2019 is presented in the following tables:

	September 30, 2020
	Remaining Contractual Maturity of the Agreements
(in thousands)	Overnight and Continuous	Up to 30 days	30-90 days	Greater Than 90 days	Total
Repurchase agreements and repurchase-to-maturity transactions:
U.S. Treasury and government agencies	$13,457	$7,031	$0	$29,445	$49,933
State and political subdivisions	55,477	1,519	3,863	7,158	68,017
U.S. government sponsored agency mortgage-backed securities	39,250	22,450	96,137	92,001	249,838
Total	$108,184	$31,000	$100,000	$128,604	$367,788

	December 31, 2019
	Remaining Contractual Maturity of the Agreements
(in thousands)	Overnight and Continuous	Up to 30 days	30-90 days	Greater Than 90 days	Total
Repurchase agreements and repurchase-to-maturity transactions:
U.S. Treasury and government agencies	$15,001	$0	$3,479	$58,953	$77,433
State and political subdivisions	51,193	0	1,768	11,165	64,126
U.S. government sponsored agency mortgage-backed securities	35,480	0	1,996	47,882	85,358
Total	$101,674	$0	$7,243	$118,000	$226,917

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

Recurring Measurements

The following tables present the fair value measurements of assets recognized in the accompanying balance sheets measured at fair value on a recurring basis as of September 30, 2020 and December 31, 2019 and indicate the level within the fair value hierarchy of the valuation techniques.

		Fair Value Measurements at September 30, 2020 Using
(in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets measured – recurring basis
Available-for-sale securities:
U.S. Treasury and government agencies	$85,381	$3,100	$82,281	$0
State and political subdivisions	131,305	0	131,305	0
U.S. government sponsored agency mortgage-backed securities	676,874	0	676,874	0
Other debt securities	55,529	0	55,529	0
Equity securities at fair value	2,212	0	0	2,212
Mortgage servicing rights	3,109	0	0	3,109

		Fair Value Measurements at December 31, 2019 Using
(in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets measured – recurring basis
Available-for-sale securities:
U.S. Treasury and government agencies	$171,150	$54,263	$116,887	$0
State and political subdivisions	102,307	0	102,307	0
U.S. government sponsored agency mortgage-backed securities	295,245	0	295,245	0
Other debt securities	31,142	0	31,142	0
Equity securities at fair value	1,953	0	0	1,953
Mortgage servicing rights	3,263	0	0	3,263

Following is a description of the valuation methodologies and inputs used for assets measured at fair value on a recurring basis and recognized in the accompanying balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy.  These valuation methodologies were applied to all of CTBI’s financial assets carried at fair value.  CTBI had no liabilities measured and recorded at fair value as of September 30, 2020 and December 31, 2019.  There have been no significant changes in the valuation techniques during the quarter ended September 30, 2020.  For assets classified within Level 3 of the fair value hierarchy, the process used to develop the reported fair value is described below.

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

Equity Securities at Fair Value

As of September 30, 2020 and December 31, 2019, the only securities owned by CTBI that were valued using Level 3 criteria are Visa Class B Stock (included in equity securities at fair value).  Fair value for Visa Class B Stock is determined by an independent third party utilizing assumptions about factors such as quarterly common stock dividend payments, the conversion of the securities to the relevant Class A Stock shares subject to the prevailing conversion rate and conversion date.  We have reviewed the assumptions, processes, and conclusions of the third party provider.  We have determined these assumptions, processes, and conclusions to be reasonable and appropriate in determining the fair value of this asset.  See the table below for inputs and valuation techniques used for Level 3 equity securities.

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

Level 3 Reconciliation

Following is a reconciliation of the beginning and ending balances of recurring fair value measurements, for the periods indicated, using significant unobservable (Level 3) inputs:

(in thousands)	Three Months Ended September 30, 2020		Three Months Ended September 30, 2019
	Equity Securities at Fair Value	Mortgage Servicing Rights	Equity Securities at Fair Value	Mortgage Servicing Rights
Beginning balance	$2,094	$2,518	$1,727	$3,119
Total unrealized gains (losses) Included in net income	118	286	16	(325)
Issues	0	611	0	139
Settlements	0	(306)	0	(29)
Ending balance	$2,212	$3,109	$1,743	$2,904

Total gains (losses) for the period included in net income attributable to the change in unrealized gains or losses related to assets still held at the reporting date	$119	$286	$16	$(325)

(in thousands)	Nine Months Ended September 30, 2020		Nine Months Ended September 30, 2019
	Equity Securities at Fair Value	Mortgage Servicing Rights	Equity Securities at Fair Value	Mortgage Servicing Rights
Beginning balance	$1,953	$3,263	$1,173	$3,607
Total unrealized gains (losses) Included in net income	259	(680)	570	(907)
Issues	0	1,171	0	446
Settlements	0	(645)	0	(242)
Ending balance	$2,212	$3,109	$1,743	$2,904

Total gains (losses) for the period included in net income attributable to the change in unrealized gains or losses related to assets still held at the reporting date	$259	$(680)	$570	$(907)

Realized and unrealized gains and losses for items reflected in the table above are included in net income in the consolidated statements of income as follows:

Noninterest Income
	Three Months Ended September 30		Nine Months Ended September 30
(in thousands)	2020	2019	2020	2019
Total gains (losses)	$99	$(338)	$(1,066)	$(579)

Nonrecurring Measurements

The following tables present the fair value measurements of assets recognized in the accompanying balance sheets measured at fair value on a nonrecurring basis as of September 30, 2020 and December 31, 2019 and indicate the level within the fair value hierarchy of the valuation techniques.

		Fair Value Measurements at September 30, 2020 Using
(in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets measured – nonrecurring basis
Collateral dependent loans	$2,423	$0	$0	$2,423
Other real estate owned	2,461	0	0	2,461

		Fair Value Measurements at December 31, 2019 Using
(in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets measured – nonrecurring basis
Impaired loans (collateral dependent)	$3,217	$0	$0	$3,217
Other real estate owned	12,593	0	0	12,593

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

Loans considered collateral dependent are loans for which the repayment is expected to be provided substantially through the operation or sale of the collateral when the borrower is experiencing financial difficulty in accordance with ASC 326-20-35-5.  Quarter-to-date fair value adjustments on collateral dependent loans disclosed above were $0.4 million, $0.4 million, and $(0.1) million for the quarters ended September 30, 2020, December 31, 2019, and September 30, 2019, respectively.  Year-to-date adjustments were $1.7 million, $0.7 million, and $0.3 million for the nine months ended September 30, 2020, the year ended December 31, 2019, and the nine months ended September 30, 2019, respectively.

Other Real Estate Owned

In accordance with the provisions of ASC 360, Property, Plant, and Equipment, other real estate owned (“OREO”) is carried at the lower of fair value at acquisition date or current estimated fair value, less estimated cost to sell when the real estate is acquired.  Estimated fair value of OREO is based on appraisals or evaluations. OREO is classified within Level 3 of the fair value hierarchy.  Long-lived assets are subject to nonrecurring fair value adjustments to reflect subsequent partial write-downs that are based on the observable market price or current appraised value of the collateral.  Quarter-to-date fair value adjustments on other real estate owned disclosed above were $0.2 million, $0.7 million, and $2.2 million for the quarters ended September 30, 2020, December 31, 2019, and September 30, 2019, respectively.  Year-to-date adjustments were $0.6 million for the nine months ended September 30, 2020, $3.2 million for the year ended December 31, 2019, and $2.5 million for the nine months ended September 30, 2019.

Our policy for determining the frequency of periodic reviews is based upon consideration of the specific properties and the known or perceived market fluctuations in a particular market and is typically between 12 and 18 months but generally not more than 24 months.  Appraisers are selected from the list of approved appraisers maintained by management.

Unobservable (Level 3) Inputs

The following tables present quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements at September 30, 2020 and December 31, 2019.

(in thousands)	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at September 30, 2020	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Equity securities at fair value	$2,212	Discount cash flows, computer pricing model	Discount rate	8.0% - 12.0% (10.0%)
			Conversion date	Dec 2022 – Dec 2026 (Dec 2024)

Mortgage servicing rights	$3,109	Discount cash flows, computer pricing model	Constant prepayment rate	0.0%% - 31.8% (19.7%)
			Probability of default	0.0% - 100.0% (1.6%)
			Discount rate	10.0% - 11.5% (10.1%)

Collateral dependent loans	$2,423	Market comparable properties	Marketability discount	(0.01)% - 31.5% (16.2%)

Other real estate owned	$2,461	Market comparable properties	Comparability adjustments	10.0% - 31.4% (16.8%)

(in thousands)	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at December 31, 2019	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Equity securities at fair value	$1,953	Discount cash flows, computer pricing model	Discount rate	8.0% - 12.0% (10.0%)
			Conversion date	Dec 2022 – Dec 2026 (Dec 2024)

Mortgage servicing rights	$3,263	Discount cash flows, computer pricing model	Constant prepayment rate	0.0% - 24.3% (11.7%)
			Probability of default	0.0% - 100.0% (2.7%)
			Discount rate	10.0% - 11.5% (10.1%)

Impaired loans (collateral-dependent)	$3,217	Market comparable properties	Marketability discount	7.0% - 99.0% (46.0%)

Other real estate owned	$12,593	Market comparable properties	Comparability adjustments	6.0% - 29.8% (11.3%)

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

Fair Value of Financial Instruments

The following table presents estimated fair value of CTBI’s financial instruments as of September 30, 2020 and indicates the level within the fair value hierarchy of the valuation techniques.  In accordance with the adoption of ASU 2016-01, the fair values as of September 30, 2020 were measured using an exit price notion.

		Fair Value Measurements at September 30, 2020 Using
(in thousands)	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$257,768	$257,768	$0	$0
Certificates of deposit in other banks	245	0	245	0
Debt securities available-for-sale	949,089	3,100	945,989	0
Equity securities at fair value	2,212	0	0	2,212
Loans held for sale	20,125	20,581	0	0
Loans, net	3,509,913	0	0	3,641,439
Federal Home Loan Bank stock	10,123	0	10,123	0
Federal Reserve Bank stock	4,887	0	4,887	0
Accrued interest receivable	14,714	0	14,714	0
Mortgage servicing rights	3,109	0	0	3,109

Financial liabilities:
Deposits	$3,894,181	$1,103,863	$2,824,616	$0
Repurchase agreements	367,788	0	0	367,533
Federal funds purchased	2,400	0	2,400	0
Advances from Federal Home Loan Bank	400	0	440	0
Long-term debt	57,841	0	0	39,603
Accrued interest payable	5,179	0	5,179	0

Unrecognized financial instruments:
Letters of credit	$0	$0	$0	$0
Commitments to extend credit	0	0	0	0
Forward sale commitments	0	0	0	0

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

CTBI’s additional source of income, also referred to as noninterest income, includes service charges on deposit accounts, gains on sales of loans, trust and wealth management income, loan related fees, brokerage revenue, and other miscellaneous income and is largely based on contracts with customers.  In these cases, CTBI recognizes revenue when it satisfies a performance obligation by transferring control over a product or service to a customer. CTBI considers a customer to be any party to which we will provide goods or services that are an output of CTBI’s ordinary activities in exchange for consideration.  There is little seasonality with regards to revenue from contracts with customers and all inter-company revenue is eliminated when CTBI’s financial statements are consolidated.

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

Note 9 – Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended September 30		Nine Months Ended September 30
(in thousands except per share data)	2020	2019	2020	2019
Numerator:
Net income	$17,447	$15,269	$43,678	$48,532

Denominator:
Basic earnings per share:
Weighted average shares	17,746	17,726	17,746	17,720
Diluted earnings per share:
Effect of dilutive stock options and restricted stock grants	6	17	7	13
Adjusted weighted average shares	17,752	17,743	17,753	17,733

Earnings per share:
Basic earnings per share	$0.98	$0.86	$2.46	$2.74
Diluted earnings per share	0.98	0.86	2.46	2.74

Options to purchase 20,000 common shares at a weighted average price of $32.27 were excluded from the diluted calculations above for the three and nine months ended September 30, 2020, because the exercise prices on the options were greater than the average market price for the period.  There were no options to purchase common shares that were excluded from the diluted calculations above for the three and nine months ended September 30, 2019.  In addition to in-the-money stock options, unvested restricted stock grants were also used in the calculation of diluted earnings per share based on the treasury method.

Note 10 – Accumulated Other Comprehensive Income

Unrealized gains on AFS securities

Amounts reclassified from accumulated other comprehensive income (AOCI) and the affected line items in the statements of income during the three and nine months ended September 30, 2020 and 2019 were:

	Amounts Reclassified from AOCI
(in thousands)	Three Months Ended September 30		Nine Months Ended September 30
	2020	2019	2020	2019
Affected line item in the statements of income
Securities gains	$24	$(2)	$1,069	$4
Tax expense	6	(1)	278	1
Total reclassifications out of AOCI	$18	$(1)	$791	$3

Note 11 – COVID-19 and CARES Act Loan Activities

We continue working through the COVID-19 pandemic.  Through September 30, 2020, we have approved  3,274 CARES Act loan deferrals totaling $716 million, consisting of 829 commercial loan deferrals totaling $621 million, 500 residential loan deferrals totaling $60 million, and 1,945 consumer loan deferrals totaling $36 million, in addition to 73 serviced loan deferrals, pursuant to Freddie Mac guidelines, totaling $9.2 million.  We also had 189 customers who had previously received CARES Act loan deferrals that have requested payment deferral for a second time.  Those deferrals total $211 million. Five customers have requested payment deferral for a third time. Those deferrals total $1 million. These loan deferrals and modifications have been executed consistent with the guidelines of the CARES Act.  Pursuant to the CARES Act, these loan deferrals are not included in our nonperforming loans disclosed below. The following table provides additional details regarding the types of deferrals received and the repayment status of those loans.

CARES Act Loan Deferral Status

	Deferrals
	One Time		Two Times		Three Times		Resumed Payments
(dollars in thousands)	Number	Amount	Number	Amount	Number	Amount	Number	Amount
Commercial	829	$620,509	125	$203,431	4	$1,365	617	$435,296
Mortgage	500	59,660	59	7,026	1	27	290	37,778
Consumer	1,945	35,629	5	81	0	0	1,646	31,171
	3,274	$715,798	189	$210,538	5	$1,392	2,553	$504,245

Also, we have continued participating in the Paycheck Protection Program (PPP) stemming from the CARES Act passed by Congress as a stimulus response to the potential economic impacts of COVID-19.  As of September 30, 2020, we have closed 2,962 PPP loans totaling $277.0 million.  Of these, 2,817 are under $350 thousand, 132 are between $350 thousand and $2.0 million, and 13 are over $2.0 million. The PPP program expired on August 8, 2020, and no additional loans may be made under the program.  Loan forgiveness began in August 2020.  In October 2020, the U.S. Small Business Administration (SBA) released an updated loan forgiveness application for PPP loans of $50,000 or less.  We currently have 2,031 PPP loans totaling $37.7 million that fall within this category.  Our customers have begun the loan forgiveness application process; however, the timing regarding SBA forgiveness remains a significant unknown.

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

Our Business

Community Trust Bancorp, Inc. (“CTBI”) is a bank holding company headquartered in Pikeville, Kentucky.  Currently, we own one commercial bank, Community Trust Bank, Inc. (“CTB”) and one trust company, Community Trust and Investment Company, Inc. (“CTIC”).  Through our subsidiaries, we have seventy-nine banking locations in eastern, northeastern, central, and south central Kentucky, southern West Virginia, and northeastern Tennessee, four trust offices across Kentucky, and one trust office in northeastern Tennessee.  At September 30, 2020, we had total consolidated assets of $5.0 billion and total consolidated deposits, including repurchase agreements, of $4.3 billion.  Total shareholders’ equity at September 30, 2020 was $644.5 million.  Trust assets under management, which are excluded from CTBI’s total consolidated assets, at September 30, 2020, were $2.5 billion.  Trust assets under management include CTB’s investment portfolio totaling $0.9 billion.

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

COVID-19, the CARES Act, and Related Regulatory Actions

Impact of COVID-19

On January 30, 2020, the World Health Organization (“WHO”) announced that the outbreak of the novel coronavirus disease 2019 (COVID-19) constituted a public health emergency of international concern.  On March 11, 2020, the WHO declared COVID-19 to be a global pandemic.  The health concerns relating to the COVID-19 outbreak and related governmental actions taken to reduce the spread of the virus have significantly impacted the global economy (including the states and local economies in which we operate), disrupted supply chains, caused additional volatility in equity market valuations, and created significant volatility and disruption in financial markets.  The outbreak has resulted in authorities implementing numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter in place or total lock-down orders, and business limitations and shutdowns.  Such measures have significantly contributed to rising unemployment and negatively impacted consumer and business spending.  As a result, the demand for CTBI’s products and services has been, and will continue to be, significantly impacted.

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

For small businesses, eligible nonprofits and certain others, the CARES Act established a Paycheck Protection Program (“PPP”), which is administered by the Small Business Administration (“SBA”).  On April 24, 2020, the Paycheck Protection Program and Health Care Enhancement Act was enacted.  Among other things, this legislation amends the initial CARES Act program by raising the appropriation level for PPP loans from $349 billion to $670 billion.  The PPP was further modified on June 5, 2020, with the adoption of the Paycheck Protection Program Flexibility Act (the “Flexibility Act”), which extended the maturity date for PPP loans from two years to five years for loans disbursed on or after the date of enactment of the Flexibility Act.  For PPP loans disbursed prior to such enactment, the Flexibility Act permits the borrower and lender to mutually agree to extend the term of the loan to five years. CTB actively participated in assisting its customers with applications for resources through the program.  PPP loans earn interest at fixed rate of 1%.  CTB anticipates that the majority of these loans will ultimately be forgiven by the SBA in accordance with the terms of the program.  As of September 30, 2020, we have closed 2,962 PPP loans totaling $277.0 million.  Of these, 2,817 are under $350 thousand, 132 are between $350 thousand and $2.0 million, and 13 are over $2.0 million.  The PPP program expired on August 8, 2020, and no additional loans may be made under the program.  Loan forgiveness began in August 2020.  In October 2020, the U.S. Small Business Administration (SBA) released an updated loan forgiveness application for PPP loans of $50,000 or less.  We currently have 2,031 PPP loans totaling $37.7 million that fall within this category.  We have begun the application process; however, the timing regarding SBA forgiveness remains a significant unknown.

Paycheck Protection Program Lending Facility

To provide liquidity to small business lenders and the broader credit markets, to help stabilize the financial system, and to provide economic relief to small businesses nationwide, the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) authorized each of the Federal Reserve Banks to participate in the Paycheck Protection Program Lending Facility (the “PPPL Facility”), pursuant to the Federal Reserve Act.  Under the PPPL Facility, each of the Federal Reserve Banks will extend non-recourse loans to eligible financial institutions such as CTB to fund loans guaranteed by the SBA under the PPP.  CTB has not accessed funds under the PPPL Facility but has until December 31, 2020 to do so, unless otherwise extended by the Federal Reserve and the Department of the Treasury.

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

Results of Operations and Financial Condition

We reported earnings for the third quarter 2020 of $17.4 million, or $0.98 per basic share, compared to $19.7 million, or $1.11 per basic share, earned during the second quarter 2020 and $15.3 million, or $0.86 per basic share, earned during the third quarter 2019.  Year-to-date earnings for the nine months ended September 30, 2020 were $43.7 million, or $2.46 per basic share, compared to $48.5 million, or $2.74 per basic share, for the nine months ended September 30, 2019.

Quarterly Highlights

❖	Net interest income for the quarter of $37.7 million was $0.8 million, or 2.0%, below prior quarter but $1.2 million, or 3.2%, above third quarter 2019.

❖
Provision for credit losses for the quarter ended September 30, 2020 increased $2.5 million from prior quarter and $1.2 million from prior year same quarter.  The increase in provision resulted from management’s decision to increase the qualitative factors in our allowance model due to uncertainty caused by the CARES Act deferrals.

❖	Our loan portfolio increased $19.1 million, an annualized 2.2%, during the quarter and $309.2 million, or an annualized 12.7%, from December 31, 2019.

❖
Net loan charge-offs for the quarter ended September 30, 2020 decreased to $1.1 million, or 0.12% of average loans annualized, compared to $2.8 million, or 0.32%, experienced for the second quarter 2020 and $1.4 million, or 0.18%, for the third quarter 2019.

❖
Nonperforming loans at $29.9 million decreased $6.3 million from June 30, 2020 and $3.8 million from December 31, 2019.  Nonperforming assets at $45.5 million decreased $8.4 million from June 30, 2020 and $7.6 million from December 31, 2019.

❖	Deposits, including repurchase agreements, decreased $6.3 million, an annualized 0.6%, during the quarter but increased $629.5 million, or an annualized 23.1%, from December 31, 2019.

❖
Noninterest income for the quarter ended September 30, 2020 of $14.9 million was a $2.0 million, or 15.8%, increase from prior quarter and a $2.5 million, or 20.3%, increase from prior year same quarter.

❖	Noninterest expense for the quarter ended September 30, 2020 of $29.5 million increased $1.6 million, or 5.6%, from prior quarter, but decreased $0.4 million, or 1.4%, from prior year same quarter.

We continue working through the COVID-19 pandemic.  Through September 30, 2020, we have approved 3,274 CARES Act loan deferrals totaling $716 million, consisting of 829 commercial loan deferrals totaling $621 million, 500 residential loan deferrals totaling $60 million, and 1,945 consumer loan deferrals totaling $36 million, in addition to 73 serviced loan deferrals, pursuant to Freddie Mac guidelines, totaling $9.2 million.  We also had 189 customers who had previously received CARES Act loan deferrals that have requested payment deferral for a second time.  Those deferrals total $211 million.  Five customers have requested payment deferral for a third time.  Those deferrals total $1 million.  These loan deferrals and modifications have been executed consistent with the guidelines of the CARES Act.  Pursuant to the CARES Act, these loan deferrals are not included in our nonperforming loans disclosed below.  Please see below for further detail regarding the types of deferrals received and the repayment status of those loans.

CARES Act Loan Deferral Status

	Deferrals
	One Time		Two Times		Three Times		Resumed Payments
(dollars in thousands)	Number	Amount	Number	Amount	Number	Amount	Number	Amount
Commercial	829	$620,509	125	$203,431	4	$1,365	617	$435,296
Mortgage	500	59,660	59	7,026	1	27	290	37,778
Consumer	1,945	35,629	5	81	0	0	1,646	31,171
	3,274	$715,798	189	$210,538	5	$1,392	2,553	$504,245

Income Statement Review

(dollars in thousands)			Change 2020 vs. 2019
Nine Months Ended September 30	2020	2019	Amount	Percent
Net interest income	$112,386	$108,529	$3,857	3.6%
Provision for credit losses	15,091	3,006	12,085	402.1%
Noninterest income	39,311	36,811	2,500	6.8
Noninterest expense	85,603	88,995	(3,392)	(3.8)
Income taxes	7,325	4,807	2,518	52.4
Net income	$43,678	$48,532	$(4,854)	(10.0)%

Average earning assets	$4,475,200	$4,032,753	$442,447	11.0%

Yield on average earning assets, tax equivalent*	3.99%	4.65%	(0.66)%	(14.1)%
Cost of interest bearing funds	0.91%	1.46%	(0.55)%	(37.6)%
Net interest margin, tax equivalent*	3.37%	3.62%	(0.25)%	(6.8)%

*Yield on average earning assets and net interest margin were computed on a tax equivalent basis using a 21% tax rate.

Net Interest Income

Net interest income for the quarter of $37.7 million was a decrease of $0.8 million, or 2.0%, from second quarter 2020 but an increase of $1.2 million, or 3.2%, from third quarter 2019.  Our net interest margin at 3.16% decreased 25 basis points from prior quarter and 43 basis points from prior year same quarter, while our average earning assets increased $209.2 million and $707.5 million, respectively, during those same periods.  Our yield on average earning assets decreased 32 basis points from prior quarter and 95 basis points from prior year same quarter, and our cost of funds decreased 12 basis points from prior quarter and 72 basis points from prior year same quarter.  We continue to experience pressure on our net interest margin driven by reductions in rates by the Federal Reserve during the first half of 2020 in response to the COVID 19 pandemic.  The net interest margin was negatively impacted primarily by the repricing of interest-bearing assets exceeding that of interest-bearing liabilities in the current low rate environment (14 basis points) and also by an adjustment for recognition of fee income on our Small Business Administration Paycheck Protection Program loans (11 basis points).

Our ratio of average loans to deposits, including repurchase agreements, was 82.8% for the quarter ended September 30, 2020 compared to 84.5% for the quarter ended June 30, 2020 and 88.1% for the quarter ended September 30, 2019.  Year-to-date net interest income for the nine months ended September 30, 2020 was $112.4 million compared to $108.5 million for the nine months ended September 30, 2019.  Average earning assets for the nine months ended September 30, 2020 increased $442.4 million compared to the first nine months of 2019, while our yield on average earning assets decreased 66 basis points and our cost of interest bearing funds decreased 55 basis points.

Provision for Credit Losses

The provision for credit losses that was added to the allowance for the third quarter 2020 was $2.4 million compared to a credit of $49 thousand for the quarter ended June 30, 2020 and the provision for loan losses of $1.3 million for the quarter ended September 30, 2019.  Year-to-date provision for credit losses were $15.1 million compared to the provision for loan losses of $3.0 million at September 30, 2019.  This provision represented a charge against current earnings in order to maintain the allowance at an appropriate level determined using the accounting estimates described in the Critical Accounting Policies and Estimates section.  During the calculation of the allowance for credit losses (ACL) in the Current Expected Credit Loss (CECL) model as of September 30, 2020, management noted that the qualitative factors for current delinquency trends and our levels of nonperforming loans were driving a reduction in the overall calculation for our ACL.  Management remains concerned that these factors may have been artificially influenced by the current economic environment resulting from the COVID-19 pandemic and the number of loans that have received payment deferrals.  Given this uncertainty, management elected to increase the qualitative factors in our allowance model to offset this reduction and, in fact, increase the ACL by three basis points quarter over quarter.  Our reserve coverage (allowance for credit losses to nonperforming loans) at September 30, 2020 was 160.7% compared to 129.0% at June 30, 2020 and allowance for loan and lease losses to nonperforming loans of 110.8% at September 30, 2019.  Our credit loss reserve as a percentage of total loans outstanding at September 30, 2020 increased to 1.35% from the 1.32% at June 30, 2020 and was above the allowance for loan loss reserve (using the incurred loss model) of 1.08% at September 30, 2019.

Noninterest Income

Noninterest income for the quarter ended September 30, 2020 of $14.9 million was a $2.0 million, or 15.8%, increase from prior quarter and a $2.5 million, or 20.3%, increase from prior year same quarter.  The increase in noninterest income from prior quarter was primarily the result of increases in deposit service charges ($1.3 million), gains on sales of loans ($0.7 million), and loan related fees ($0.6 million), partially offset by a decline in securities gains ($0.8 million).  The increase from prior year same quarter resulted from increases in gains on sales of loans ($2.0 million) and loan related fees ($0.8 million), partially offset by a decline in deposit service charges ($0.6 million).  The increase in gains on sales of loans is the result of the increased loan volume discussed in the Balance Sheet Review section below.  The increase in loan related fees is due to fluctuation in the fair value of our mortgage servicing rights.  The variance in deposit related fees is the result of a 30-day waiver of overdraft charges as a result of the COVID-19 pandemic which resulted in a $0.7 million loss in revenue in April, in addition to a general decline in overdraft fees due to reduced activity during the pandemic.  Although overdraft fees have remained below normal, we have started to see improvement during the third quarter 2020.  Year-to-date noninterest income for the nine months ended September 30, 2020 at $39.3 million increased $2.5 million, or 6.8%, compared to the nine months ended September 30, 2019.

Noninterest Expense

Noninterest expense for the quarter ended September 30, 2020 of $29.5 million increased $1.6 million, or 5.6%, from prior quarter, but decreased $0.4 million, or 1.4%, from prior year same quarter.  The increase from prior quarter was primarily due to a $1.0 million increase in personnel expense and a $0.2 million increase in charitable contributions.  The increase in personnel expense included a $0.8 million increase in the cost of group medical and life insurance and a $0.1 million increase in salaries.  Year over year quarterly increases in personnel expense ($1.1 million) and FDIC insurance ($0.6 million) were offset by a $2.0 million decline in net other real estate owned expense.  The decline in net other real estate owned was the result of $3.3 million in fair market value adjustments year over year, partially offset by a $0.3 million increase in carrying costs.  Noninterest expense for the nine months ended September 30, 2020 was $3.4 million below the nine months ended September 30, 2019 as net other real estate owned expense decreased $2.3 million and personnel expense decreased $0.7 million year over year, with decreases of $1.3 million in bonuses and incentives and $0.4 million in the cost of group medical and life insurance, offset partially by an increase of $0.9 million in salaries.  The accruals for incentive payments are lower than prior year based on our current projected earnings for the year.

Balance Sheet Review

CTBI’s total assets at $5.0 billion decreased $2.4 million, or 0.2% annualized, from June 30, 2020 and $654.4 million, or 20.0% annualized, from December 31, 2019.  Loans outstanding at September 30, 2020 were $3.6 billion, an increase of $19.1 million, an annualized 2.2%, from June 30, 2020 and $309.2 million, or 12.7% annualized, from December 31, 2019.  We experienced increases during the quarter of $19.3 million in the indirect consumer loan portfolio, $6.4 million in the direct consumer loan portfolio, and $0.1 million in the residential loan portfolio, partially offset by a decrease of $6.7 million in the commercial loan portfolio.  The historically low mortgage loan rates have created a significant refinancing boom.  In the quarter ended September 30, 2020, we closed and delivered 670 secondary market mortgage loans for a total of $118.3 million compared to 160 loans totaling $20.9 million in the third quarter 2019.  Correspondingly, our total mortgage servicing portfolio increased by $74.7 million during the quarter to $561.0 million.  CTBI’s investment portfolio increased $208.7 million, or an annualized 111.8%, from June 30, 2020 and $348.7 million, or 77.6% annualized, from December 31, 2019.  Deposits in other banks decreased $215.3 million from prior quarter and $6.4 million from December 31, 2019.  The decline in deposits in other banks is due to management’s decision to redeploy Federal Reserve funds into AFS securities during the quarter.  Deposits, including repurchase agreements, at $4.3 billion decreased $6.3 million, or an annualized 0.6%, from June 30, 2020 but increased $629.5 million, or 23.1% annualized, from December 31, 2019.

Shareholders’ equity at September 30, 2020 was $644.5 million, a $12.6 million increase from the $631.8 million at June 30, 2020, and a $29.6 million increase from the $614.9 million at December 31, 2019.  Our tangible common equity/tangible assets ratio at September 30, 2020 was 11.68%.

Loans

(in thousands)	September 30, 2020
Loan Category	Balance	Variance from Prior Year-End	YTD Net Charge- Offs	Nonperforming	ACL
Commercial:
Hotel/motel	$259,017	15.1%	$(42)	$90	$6,009
Commercial real estate residential	284,428	5.5	(135)	6,030	4,618
Commercial real estate nonresidential	742,436	(4.8)	(888)	10,494	11,154
Dealer floorplans	63,393	(24.4)	(26)	0	1,413
Commercial other	279,808	(8.6)	(2,316)	2,299	4,598
Commercial unsecured SBA PPP	270,271	100.0	0	0	0
Total commercial	1,899,353	14.1	(3,407)	18,913	27,792

Residential:
Real estate mortgage	783,818	(1.6)	(222)	9,341	7,786
Home equity	105,454	(5.8)	(1)	985	909
Total residential	889,272	(2.1)	(223)	10,326	8,695

Consumer:
Consumer direct	153,666	3.8	(467)	226	1,919
Consumer indirect	615,608	16.7	(1,144)	404	9,580
Total consumer	769,274	13.9	(1,611)	630	11,499

Total loans	$3,557,899	9.5%	$(5,241)	$29,869	$47,986

Asset Quality

CTBI’s total nonperforming loans, not including performing troubled debt restructurings, were $29.9 million, or 0.84% of total loans, at September 30, 2020 compared to $36.2 million, or 1.02% of total loans, at June 30, 2020 and $33.6 million, or 1.03% of total loans, at December 31, 2019.  Accruing loans 90+ days past due decreased $3.8 million from prior quarter and $1.6 million from December 31, 2019.  Nonaccrual loans decreased $2.5 million during the quarter and $2.1 million from December 31, 2019.  Accruing loans 30-89 days past due at $13.3 million decreased $0.3 million from prior quarter and $9.6 million from December 31, 2019.  Our loan portfolio management processes focus on the immediate identification, management, and resolution of problem loans to maximize recovery and minimize loss.  Our loan portfolio risk management processes include weekly delinquent loan review meetings at the market levels and monthly delinquent loan review meetings involving senior corporate management to review all nonaccrual loans and loans 30 days or more past due.  Any activity regarding a criticized/classified loan (i.e. problem loan) must be approved by CTB’s Watch List Asset Committee (i.e. Problem Loan Committee).  CTB’s Watch List Asset Committee also meets on a quarterly basis and reviews every criticized/classified loan of $100,000 or greater.  We also have a Loan Review Department that reviews every market within CTB annually and performs extensive testing of the loan portfolio to assure the accuracy of loan grades and classifications for delinquency, troubled debt restructuring, nonaccrual status, and adequate loan loss reserves.

For further information regarding nonperforming loans, see Note 4 to the condensed consolidated financial statements.

CTBI generally does not offer high risk loans such as option ARM products, high loan to value ratio mortgages, interest-only loans, loans with initial teaser rates, or loans with negative amortizations, and therefore, CTBI would have no significant exposure to these products.

Our level of foreclosed properties at $15.6 million at September 30, 2020 was a $2.1 million decrease from the $17.7 million at June 30, 2020 and a $3.9 million decrease from the $19.5 million at December 31, 2019.  Sales of foreclosed properties for the nine months ended September 30, 2020 totaled $5.0 million while new foreclosed properties totaled $2.1 million.  At September 30, 2020, the book value of properties under contracts to sell was $3.1 million; however, the closings had not occurred at quarter-end.

When foreclosed properties are acquired, appraisals are obtained and the properties are booked at the current market value less expected sales costs.  Additionally, periodic updated appraisals are obtained on unsold foreclosed properties.  When an updated appraisal reflects a fair market value below the current book value, a charge is booked to current earnings to reduce the property to its new market value less expected sales costs.  Charges to earnings in the third quarter 2020 to reflect the decrease in current market values of foreclosed properties totaled $0.3 million.  The decrease in market value was the result of six foreclosed properties with contracts to sell in which the contract price was below book value.  There were no properties reappraised during the third quarter 2020.  Charges to earnings during the quarters ended June 30, 2020 and September 30, 2019 were $0.3 million and $2.2 million, respectively.  Charges to earnings for the nine months ended September 30, 2020 were $1.0 million compared to $3.3 million for the nine months ended September 30, 2019.  Our policy for determining the frequency of periodic reviews is based upon consideration of the specific properties and the known or perceived market fluctuations in a particular market and is typically between 12 and 18 months but generally not more than 24 months.  Approximately seventy-nine percent of our OREO properties have appraisals dated within the past 18 months.  Management anticipates that our foreclosed properties will remain elevated as we work through current market conditions.

The appraisal aging analysis of foreclosed properties, as well as the holding period, at September 30, 2020 is shown below:

Appraisal Aging Analysis			Holding Period Analysis
Days Since Last Appraisal	Number of Properties	Current Book Value	Holding Period	Current Book Value
Up to 3 months	1	$153	Less than one year	$1,558
3 to 6 months	1	59	1 year	1,120
6 to 9 months	20	1,290	2 years	712
9 to 12 months	13	7,636	3 years	624
12 to 18 months	26	4,740	4 years	2,619
18 to 24 months	10	1,468	5 years	242
Over 24 months	6	240	6 years*	851
Total	77	$15,586	7 years*	50
			8 years*	790
			9 years*	7,020
			Total	$15,586

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

As disclosed above, CTBI is required to dispose of any foreclosed property that has not been sold within 10 years.  As of September 30, 2020, four foreclosed properties with a total book value of $7.0 million had been held by us for at least nine years.

Net loan charge-offs for the quarter ended September 30, 2020 were $1.1 million, or 0.12% of average loans annualized, compared to $2.8 million, or 0.32%, experienced for the second quarter 2020 and $1.4 million, or 0.18%, for the third quarter 2019.  Of the net charge-offs for the quarter, $1.0 million were in commercial loans, $0.1 million were in direct consumer loans, and $0.1 million were in residential loans, partially offset by a recovery of $(0.1) million in indirect loans.  Net loan charge-offs for the nine months ended September 30, 2020 were $5.2 million, or 0.20% of average loans, compared to $4.1 million, or 0.17% of average loans, experienced for the nine months ended September 30, 2019.  Of the net charge-offs for the nine months, $3.4 were in commercial loans, $1.1 million were in indirect consumer loans, $0.5 million were in direct consumer loans, and $0.2 million were in residential loans.

Dividends

The following schedule shows the quarterly cash dividends paid for the past six quarters:

Pay Date	Record Date	Amount Per Share
October 1, 2020	September 15, 2020	$0.385
July 1, 2020	June 15, 2020	$0.380
April 1, 2020	March 15, 2020	$0.380
January 1, 2020	December 15, 2019	$0.380
October 1, 2019	September 15, 2019	$0.380
July 1, 2019	June 15, 2019	$0.360

Liquidity and Market Risk

The objective of CTBI’s Asset/Liability management function is to maintain consistent growth in net interest income within our policy limits.  This objective is accomplished through management of our consolidated balance sheet composition, liquidity, and interest rate risk exposures arising from changing economic conditions, interest rates, and customer preferences.  The goal of liquidity management is to provide adequate funds to meet changes in loan and lease demand or deposit withdrawals.  This is accomplished by maintaining liquid assets in the form of cash and cash equivalents and investment securities, sufficient unused borrowing capacity, and growth in core deposits and wholesale funding (including the use of wholesale brokered deposits).  As of September 30, 2020, we had approximately $257.8 million in cash and cash equivalents and approximately $949.1 million in securities valued at estimated fair value designated as available-for-sale and available to meet liquidity needs on a continuing basis compared to $264.7 million and $599.8 million at December 31, 2019.  Additional asset-driven liquidity is provided by the remainder of the securities portfolio and the repayment of loans.  In addition to core deposit funding, we also have a variety of other short-term and long-term funding sources available.  At December 31, 2019, we had $37.1 million in brokered deposits with a weighted average maturity of 0.71 years.  As of September 30, 2020, we no longer had wholesale brokered deposits outstanding.  We also rely on Federal Home Loan Bank advances for both liquidity and management of our asset/liability position.  Federal Home Loan Bank advances were $0.4 million at September 30, 2020 and at December 31, 2019.  As of September 30, 2020, we had a $513.2 million available borrowing position with the Federal Home Loan Bank compared to $391.9 million at December 31, 2019.  We generally rely upon net inflows of cash from financing activities, supplemented by net inflows of cash from operating activities, to provide cash for our investing activities.  As is typical of many financial institutions, significant financing activities include deposit gathering, use of short-term borrowing facilities such as repurchase agreements and federal funds purchased, use of wholesale brokered deposits, and issuance of long-term debt.  At September 30, 2020 we had $75 million in lines of credit with various correspondent banks available to meet any future cash needs compared to $45 million at December 31, 2019.  Our primary investing activities include purchases of securities and loan originations.  We do not rely on any one source of liquidity and manage availability in response to changing consolidated balance sheet needs.  Included in our cash and cash equivalents at September 30, 2020 were deposits with the Federal Reserve of $196.5 million compared to $203.6 million at December 31, 2019.  Additionally, we project cash flows from our investment portfolio to generate additional liquidity over the next 90 days.

The investment portfolio consists of investment grade short-term issues suitable for bank investments.  The majority of the investment portfolio is in U.S. government and government sponsored agency issuances.  At September 30, 2020, available-for-sale (“AFS”) securities comprised all of the total investment portfolio, and the AFS portfolio was approximately 147% of equity capital.  Eighty-eight percent of the pledge eligible portfolio was pledged.

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

Capital Resources

Shareholders’ equity at September 30, 2020 was $644.5 million, a $29.6 million increase from the $614.9 million at December 31, 2019.  Cash dividends were $1.145 per share and $1.100 per share for the nine months ended September 30, 2020 and 2019, respectively.  CTBI’s annualized dividend yield to shareholders as of September 30, 2020 was 5.45%.  Our primary source of capital growth is the retention of earnings.  We retained 53.5% of our earnings for the first nine months of 2020 compared to 59.9% for the first nine months of 2019.

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

As of September 30, 2020, CTBI had a common equity Tier 1 capital ratio of 17.25%, a Tier 1 capital ratio of 18.94%, a total capital ratio of 20.19%, and a Tier 1 leverage ratio of 12.65%.  Our capital conservation buffer at September 30, 2020 was 12.19%.

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

As of September 30, 2020, we are not aware of any current recommendations by banking regulatory authorities which, if they were to be implemented, would have, or are reasonably likely to have, a material adverse impact on our liquidity, capital resources, or operations.

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

We are all finding ourselves living and operating in unprecedented times as the COVID-19 pandemic is causing personal and financial hardship to our customers, employees, and communities.  During these challenging times, we have instituted programs to support our customers with loan modifications, forbearance, and fee waivers and participated in programs created by the government stimulus programs like the Paycheck Protection Program, focused on helping small businesses keep their employees and meet their expenses as they are unable to operate due to mandated closures.  We instituted programs supporting our employees focused on healthcare, childcare, and remote and split schedule work, as well as work space changes that allow for proper social distancing to keep our employees safe as we continue to operate as a critical part of the economy.  We continue to support our communities through donations to non-profit organizations as they strive to continue their commitments of serving those in need.  We also continue to manage our company for the long term and our strong capital position and culture of building communities built on trust will facilitate our ability to manage through these challenging times.  Our results for the first nine months were good, but the extraordinary changes in the economic conditions and the implications of the impact of COVID-19 to the future for our customers had a material impact on our first quarter provision for credit losses.  We will continue to serve our constituents while we all meet the challenges of living with COVID-19.

Stock Repurchase Program

CTBI’s stock repurchase program began in December 1998 with the authorization to acquire up to 500,000 shares and was increased by an additional 1,000,000 shares in July 2000, May 2003, and March 2020.  CTBI repurchased 32,664 shares of its common stock during the first quarter 2020, leaving 1,034,706 shares remaining under our current repurchase authorization.  As of September 30, 2020, a total of 2,465,294 shares have been repurchased through this program.

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

Held-to-maturity (“HTM”) securities will be subject to CECL.  CECL will require an allowance on these held-to-maturity debt securities for lifetime expected credit losses, determined by adjusting historical loss information for current conditions and reasonable and supportable forecasts.  The forward-looking evaluation of lifetime expected losses will be performed on a pooled basis for debt securities that share similar risk characteristics.  These allowances for expected losses must be made by the holder of the HTM debt security when the security is purchased.  At September 30, 2020, CTBI held no securities designated as held-to-maturity.

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

Income Taxes – Income tax expense is based on the taxes due on the consolidated tax return plus deferred taxes based on the expected future tax benefits and consequences of temporary differences between carrying amounts and tax bases of assets and liabilities, using enacted tax rates.  Any interest and penalties incurred in connection with income taxes are recorded as a component of income tax expense in the consolidated financial statements.  During the nine months ended September 30, 2020 and 2019, CTBI has not recognized a significant amount of interest expense or penalties in connection with income taxes.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest rate risk management focuses on maintaining consistent growth in net interest income within Board-approved policy limits.  CTBI uses an earnings simulation model to analyze net interest income sensitivity to movements in interest rates.  Given a 200 basis point increase to the yield curve used in the simulation model, it is estimated net interest income for CTBI would increase by 4.85 percent over one year and 7.45 percent over two years.  A 25 basis point decrease in the yield curve would decrease net interest income by an estimated 0.54 percent over one year and 1.51 percent over two years.  For further discussion of CTBI’s market risk, see the Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Market Risk included in the annual report on Form 10-K for the year ended December 31, 2019.

Item 4.Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

CTBI’s management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934.  As of the end of the period covered by this report, an evaluation was carried out by CTBI’s management, with the participation of our Chief Executive Officer and the Executive Vice President, Chief Financial Officer, and Treasurer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, management concluded that disclosure controls and procedures as of September 30, 2020 were effective in ensuring material information required to be disclosed in this quarterly report on Form 10-Q was recorded, processed, summarized, and reported on a timely basis.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in CTBI’s internal control over financial reporting that occurred during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, CTBI’s internal control over financial reporting.

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

Suspension of Mortgage and Other Loan Payments and Foreclosures. The federal government signed into law on March 27, 2020 Title IV of the CARES Act, which provides that individuals with single-family, federally backed mortgages may request a 180-day mortgage forbearance (which can be extended another 180 days) due to COVID-19-related difficulties.  It is possible that other states or federal regulators take similar measures.  The bank implemented relief actions for our customers including suspension of residential foreclosure actions initially through May 18, 2020 and extended through December 31, 2020 as well as several loan assistance programs designed to assist those customers who are experiencing, or, are likely to experience, financial difficulties directly related to COVID-19 causing loss of individual income and/or household income.  Through September 30, 2020, we have approved 3,274 CARES Act loan deferrals totaling $716 million.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None
(b)	None
(c)	Purchases of equity securities by the issuer.

The following table presents information relating to CTBI’s purchases of its equity securities during the six months ended September 30, 2020.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plan or programs (1)	Maximum number of shares that may be purchased under the plans or programs (1)
January 2020	0	$--	0	67,370
February 2020	0	--	0	67,370
March 2020	32,664	33.64	32,664	1,034,706
April 2020	0	--	0	1,034,706
May 2020	0	--	0	1,034,706
June 2020	0	--	0	1,034,706
July 2020	0	--	0	1,034,706
August 2020	0	--	0	1,034,706
September 2020	0	--	0	1,034,706
Total	32,664	$33.64	32,664	1,034,706

(1)  On March 9, 2020, the Board of Directors of CTBI approved an increase to its stock repurchase program of up to an additional 1,000,000 shares of CTBI’s outstanding common stock.  At the time the increase was approved, there were 67,370 shares remaining under CTBI’s existing stock repurchase program, which began in December 1998 with the authorization to acquire up to 500,000 shares and was increased by an additional 1,000,000 shares in July 2000 and May 2003.  As of September 30, 2020, a total of 2,465,294 shares have been repurchased through this program.

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

COMMUNITY TRUST BANCORP, INC.

Date: November 9, 2020	By:

/s/ Jean R. Hale
Jean R. Hale
Chairman, President, and Chief Executive Officer

/s/ Kevin J. Stumbo
Kevin J. Stumbo
Executive Vice President, Chief Financial Officer,
and Treasurer