Form 10-K
period 2020-12-31
COMMUNITY TRUST BANCORP INC /KY/
filed 2021-02-26
CIK 350852

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
For the fiscal year ended December 31, 2020
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

(606) 432-1414
(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock (Title of class)
CTBI	The NASDAQ Global Select Market
(Trading symbol)	(Name of exchange on which registered)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐	No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐	No ☑

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

Large Accelerated Filer ☐	Accelerated Filer☑	Non-accelerated Filer ☐

Smaller Reporting Company ☐	Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised ﬁnancial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.

Yes ☑	No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☑

Based upon the closing price of the Common Shares of the Registrant on The NASDAQ Global Select Market, the aggregate market value of voting stock held by non-affiliates of the Registrant as of June 30, 2020 was $552.8 million.  For the purpose of the foregoing calculation only, all directors and executive officers of the Registrant have been deemed affiliates.  The number of shares outstanding of the Registrant’s Common Stock as of January 31, 2021 was 17,826,076.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Form 10-K incorporates by reference certain information from Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on April 27, 2021.

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

At December 31, 2020, CTBI had total consolidated assets of $5.1 billion and total consolidated deposits, including repurchase agreements, of $4.4 billion.  Total shareholders’ equity at December 31, 2020 was $654.9 million.  Trust assets under management at December 31, 2020 were $2.8 billion, including CTB’s investment portfolio totaling $1.0 billion.

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

HUMAN CAPITAL

We recognize the long-term value of a highly skilled, dedicated workforce, with an average tenure of 10 years, and are committed to providing our employees with opportunities for personal and professional growth, whether it is by providing reimbursement of educational expenses, encouraging attendance at seminars and in-house training programs, or sponsoring memberships in local civic organizations.

Our employees recognize the long-term benefit of working with our organization as evidenced by the 20% of our employees who have more than 20 years of service.  Our employees participate in numerous coaching, training, and educational programs, including required periodic training on topics such as ethics, privacy regulations, anti-money laundering, and UDAAP (Unfair, Deceptive, or Abusive Acts or Practices).  Additionally, CTBI makes online training available to employees.  Employees also have the opportunity to utilize programs that provide skill development online with over 8,000 varied courses, including topics in banking, finance, computers, customer service, sales, management, and personal skills such as time management, project management, and communication skills.

In addition to classes provided by our training department, employees also have the opportunity to work on their skill development through attending secondary education courses.  These are funded through our Educational Assistance Program.

As of December 31, 2020, CTBI and subsidiaries had 998 full-time equivalent employees.  Females comprise 75% of our workforce, and 58% of our managerial positions (supervisor or above) are held by females.  This includes 67% of our branch managers, 31% of our market presidents, and 28% of our senior vice presidents.

CTBI offers its employees competitive compensation, as well as a highly competitive benefits package.   A retirement plan, an employee stock ownership plan, group life insurance, major medical insurance, a cafeteria plan, education reimbursement, and management and employee incentive compensation plans are available to all eligible personnel.

Employees are also offered the opportunity to complete periodic employee satisfaction surveys anonymously.

We actively support our employees with a wellness program.  Since beginning the program in 2004, participating employees have experienced improvements in preventing cardiovascular disease, cancer, and diabetes.  Many of our employees have experienced decreases in elevated medical risk factors, including alcohol consumption, tobacco usage, physical inactivity, high stress, high cholesterol, and high blood pressure.

During the recent COVID-19 pandemic, CTBI has taken many steps to protect the safety of our employees by adjusting branch operations and decreasing lobby usage as needed, encouraging drive-thru and ATM use along with internet banking, having employees work remotely or work split-shifts when possible, implementing social distancing guidelines, and consolidating operations.  Management has also put a policy in place to continue to pay employees when they are required to be quarantined due to a positive COVID-19 test or exposure to COVID-19.

CTBI has been recognized by the organization 2020 Women on Boards as a Winning “W” company for 2019, for having at least 20% women on our board of directors.  Our Board of Directors is currently 25% female.

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

The Securities and Exchange Commission (“SEC”) maintains an internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding CTBI and other issuers that file electronically with the SEC.

Capital Requirements

Insured depository institutions are required to meet certain capital level requirements.  On October 29, 2019, federal banking regulators adopted a final rule to simplify the regulatory capital requirements for eligible community banks and holding companies that opt-in to the community bank leverage ratio framework (the “CBLR framework”), as required by Section 201 of the Economic Growth, Relief and Consumer Protection Act of 2018.  Under the final rule, which became effective as of January 1, 2020, community banks and holding companies (which includes CTB and CTBI) that satisfy certain qualifying criteria, including having less than $10 billion in average total consolidated assets and a leverage ratio (referred to as the “community bank leverage ratio”) of greater than 9%, were eligible to opt-in to the CBLR framework.  The community bank leverage ratio is the ratio of a banking organization’s Tier 1 capital to its average total consolidated assets, both as reported on the banking organization’s applicable regulatory filings.

In April 2020, as directed by Section 4012 of the CARES Act, the regulatory agencies introduced temporary changes to the CBLR.  These changes, which subsequently were adopted as a final rule, temporarily reduced the CBLR requirement to 8% through the end of calendar year 2020.  Beginning in calendar year 2021, the CBLR requirement will increase to 8.5% for the calendar year before returning to 9% in calendar year 2022.  Management has elected to use the CBLR framework for CTBI and CTB.  Under either framework, CTBI and CTB would be considered well-capitalized under the applicable guidelines.  CTBI’s CBLR ratio as of December 31, 2020 was 12.70%.  CTB’s CBLR ratio as of December 31, 2020 was 12.13%.

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

Economic Environment Risks

Economic Risk
CTBI may continue to be adversely affected by economic and market conditions.

Our financial performance generally, and in particular the ability of borrowers to pay interest on and repay principal of outstanding loans and the value of collateral securing those loans, as well as demand for loans and other products and services we offer, is highly dependent upon the business environment in the markets where we operate, in the states of Kentucky, West Virginia, and Tennessee and in the United States as a whole.  A favorable business environment is generally characterized by, among other factors, economic growth, efficient capital markets, low inflation, low unemployment, high business and investor confidence, and strong business earnings.  Unfavorable or uncertain economic and market conditions can be caused by declines in economic growth, business activity, or investor or business confidence; limitations on the availability or increases in the cost of credit and capital; increases in inflation or interest rates; high unemployment; natural disasters; or a combination of these or other factors.  Currently, the pandemic known as COVID-19 is causing worldwide concern and economic disruption.  Economic pressure on consumers and uncertainty regarding economic improvement may result in continued changes in consumer and business spending, borrowing, and savings habits.  Such conditions could adversely affect the credit quality of our loans and our business, financial condition, and results of operations.

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

Climate Change Risk
Our business may be adversely impacted by climate change and related initiatives.

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

Operational Risks

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

LIBOR will cease to exist as a published rate after 2021.  The Federal Reserve through the Alternative Reference Rate Committee has recommended a replacement benchmark rate, the Secured Overnight Financing Rate.  All loans extending beyond 2021 will need to be managed to ensure appropriate benchmark rate replacements are provided for and adopted.  Failure to identify and negotiate a replacement benchmark rate and/or update data processing systems could result in future interest rate risk not being mitigated as intended or interest being miscalculated, which could adversely impact CTBI’s business, financial condition and results of operations.  As of December 31, 2020, CTBI had approximately $27.8 million in variable rate loans and $113.6 million in available-for-sale securities with interest rates tied to LIBOR, substantially all of which have maturity dates beyond December 31, 2021.  In addition, CTBI has debentures outstanding in the principal amount of $57.8 million which mature in 2037 and bear interest at a rate tied to LIBOR.

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

We originate commercial real estate residential loans, commercial real estate nonresidential loans, hotel/motel loans, other commercial loans, consumer loans, and residential mortgage loans, primarily within our market area.  Commercial real estate residential, commercial real estate nonresidential, hotel/motel, and other commercial loans tend to involve larger loan balances to a single borrower or groups of related borrowers and are most susceptible to a risk of loss during a downturn in the business cycle.  These loans also have historically had a greater credit risk than other loans for the following reasons:

•
Commercial Real Estate Residential.  Repayment is dependent on income being generated in amounts sufficient to cover operating expenses and debt service.  As of December 31, 2020, commercial real estate residential loans comprised approximately 8% of our total loan portfolio.

•
Commercial Real Estate Nonresidential.  Repayment is dependent on income being generated in amounts sufficient to cover operating expenses and debt service.  As of December 31, 2020, commercial real estate nonresidential loans comprised approximately 21% of our total loan portfolio.

•
Hotel/Motel.  The hotel and motel industry is highly susceptible to changes in the domestic and global economic environments, which has caused the industry to experience substantial volatility due to the recent global pandemic.  As of December 31, 2020, hotel/motel loans comprised approximately 7% of our total loan portfolio.

•
Other Commercial Loans.  Repayment is generally dependent upon the successful operation of the borrower’s business.  In addition, the collateral securing the loans may depreciate over time, be difficult to appraise, be illiquid, or fluctuate in value based on the success of the business.  As of December 31, 2020, other commercial loans comprised approximately 17% of our total loan portfolio.  SBA Paycheck Protection Program loans, as discussed below in the COVID-19 Risks section, comprise approximately 42% of the other commercial loan portfolio and 7% of the total loan portfolio.

Consumer loans may carry a higher degree of repayment risk than residential mortgage loans, particularly when the consumer loan is unsecured.  Repayment of a consumer loan typically depends on the borrower’s financial stability, and it is more likely to be affected adversely by job loss, illness, or personal bankruptcy.  In addition, federal and state bankruptcy, insolvency, and other laws may limit the amount we can recover when a consumer client defaults.  As of December 31, 2020, consumer loans comprised approximately 22% of our total loan portfolio. As of December 31, 2020, approximately 80% of our consumer loans and 17% of our total loan portfolio were consumer indirect loans.  Consumer indirect loans are fixed rate loans secured by new and used automobiles, trucks, vans, and recreational vehicles originated at selling dealerships which are purchased by us following our review and approval of such loans.  These loans generally have a greater risk of loss in the event of default than, for example, one-to-four family residential mortgage loans due to the rapid depreciation of vehicles securing the loans.  We face the risk that the collateral for a defaulted loan may not provide an adequate source of repayment of the outstanding loan balance.  We also assume the risk that the dealership administering the lending process complies with applicable consumer protection law and regulations.

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

As of December 31, 2020, approximately 54% of our loan portfolio was secured by real estate, 29% of which is commercial real estate.  High levels of commercial and consumer delinquencies or declines in real estate market values could require increased net charge-offs and increases in the allowance for credit losses, which could have a material adverse effect on our business, financial condition, and results of operations and prospects.

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

A successful breach of the security of our systems or those of our third party service providers could cause serious negative consequences to us, including significant disruption of our operations, misappropriation of our confidential information or the confidential information of our customers, or damage to our computers or operating systems, and could result in violations of applicable privacy and other laws, financial loss to us or to our customers, loss in confidence in our security measures, customer dissatisfaction, litigation exposure, and harm to our reputation, all of which could have a material adverse effect on us.  While we maintain insurance coverage that should, subject to policy terms and conditions, cover certain aspects of our cyber risks, this insurance coverage may be insufficient to cover all losses we could experience resulting from a cyber-security breach.  Moreover, the cost of insurance sufficient to cover substantially all, or a reasonable portion, of losses related to cyber security breaches is expected to increase and such increases are likely to be material.

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

Acquisition Risks

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

Market and Liquidity Risks

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

Legal, Legislation, and Regulation Risks

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

In recent years, federal banking regulators have increased regulatory scrutiny, and additional limitations on financial institutions have been proposed or adopted by regulators and by Congress.  Moreover, banking regulatory agencies have increasingly over the last few years used authority under Section 5 of the Federal Trade Commission Act to take supervisory or enforcement action with respect to alleged unfair or deceptive acts or practices by banks to address practices that may not necessarily fall within the scope of a specific banking or consumer finance law.  The banking industry is highly regulated and changes in federal and state banking regulations as well as policies and administration guidelines may affect our practices, growth prospects, and earnings.  In particular, there is no assurance that governmental actions designed to stabilize the economy and banking system will not adversely affect the financial position or results of operations of CTBI.

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

We are subject to regulatory requirements specifying minimum amounts and types of capital that we must maintain.  From time to time, banking regulators change these regulatory capital adequacy guidelines.  See Item 1 above for additional information regarding current capital requirements.  A failure to meet minimum capital requirements could result in certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have an adverse material effect on our financial condition and results of operations.

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

COVID-19-Related Risks

COVID-19 Risk
Since March 13, 2020, the United States has been operating under a state of emergency in response to the spread of COVID-19.  COVID-19 and related governmental responses have affected economic and financial market conditions as well as the operations, results, and prospects of companies across many industries.

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

Suspension of Mortgage and Other Loan Payments and Foreclosures. The federal government signed into law on March 27, 2020 Title IV of the CARES Act, which provides that individuals with single-family, federally backed mortgages may request a 180-day mortgage forbearance (which can be extended another 180 days) due to COVID-19-related difficulties.  It is possible that other states or federal regulators take similar measures.  The bank implemented relief actions for our customers including suspension of residential foreclosure actions initially through May 18, 2020 and extended through March 31, 2021 as well as several loan assistance programs designed to assist those customers who are experiencing, or, are likely to experience, financial difficulties directly related to COVID-19 causing loss of individual income and/or household income.  Through December 31, 2020, we have processed 3,844 COVID-19 loan deferrals totaling $992 million.

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

Changes to Interest Rates. In response to COVID-19, the Federal Reserve reduced the Federal Funds Rate to zero percent in March 2020.  The outlook for 2021 is uncertain, and there is a possibility that the Federal Reserve keeps interest rates low or even uses negative interest rates if economic conditions warrant.  The possibility of an extended period of operations in a zero- or negative-rate environment has the potential for significantly decreased profitability.

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

Consolidated Average Balance Sheets and Taxable Equivalent Income/Expense and Yields/Rates

	2020			2019			2018
(in thousands)	Average Balances	Interest	Average Rate	Average Balances	Interest	Average Rate	Average Balances	Interest	Average Rate
Earning assets:
Loans (1)(2)(3)	$3,453,529	$160,348	4.64%	$3,195,662	$165,016	5.16%	$3,150,878	$154,613	4.91%
Loans held for sale	15,426	573	3.71	1,362	120	8.81	684	98	14.33
Securities:
U.S. Treasury and agencies	651,911	10,021	1.54	492,909	11,297	2.29	459,204	9,019	1.96
Tax exempt state and political subdivisions (3)	93,368	3,012	3.23	86,811	2,980	3.43	102,396	3,539	3.46
Other securities	81,884	1,918	2.34	35,871	1,219	3.40	29,299	996	3.40
Federal Reserve Bank and Federal Home Loan Bank stock	15,349	532	3.47	16,695	947	5.67	21,264	1,303	6.13
Federal funds sold	14	0	0.00	800	21	2.63	2,795	59	2.11
Interest bearing deposits	248,599	715	0.29	211,078	4,480	2.12	138,794	2,567	1.85
Other investments	245	3	1.22	936	14	1.50	6,432	88	1.37
Investment in unconsolidated subsidiaries	1,847	46	2.49	1,851	75	4.05	1,850	70	3.78
Total earning assets	4,562,172	$177,168	3.88%	4,043,975	$186,169	4.60%	3,913,596	$172,352	4.40%
Allowance for credit losses*	(45,040)			(35,122)			(35,711)
	4,517,132			4,008,853			3,877,885
Nonearning assets:
Cash and due from banks	55,550			52,122			52,286
Premises and equipment, net	56,835			59,326			45,970
Other assets	208,643			207,723			211,256
Total assets	$4,838,160			$4,328,024			$4,187,397

Interest bearing liabilities:
Deposits:
Savings and demand deposits	$1,682,773	$5,732	0.34%	$1,442,083	$14,875	1.03%	$1,234,562	$8,443	0.68%
Time deposits	1,075,672	15,445	1.44	1,111,713	18,496	1.66	1,256,030	15,271	1.22
Repurchase agreements and federal funds purchased	293,158	2,788	0.95	233,484	4,631	1.98	244,647	3,312	1.35
Advances from Federal Home Loan Bank	473	0	0.00	1,959	39	1.99	1,512	27	1.79
Long-term debt	57,841	1,431	2.47	58,815	2,418	4.11	59,341	2,242	3.78
Finance lease liability	1,450	54	3.72	616	54	8.77	0	0	0
Total interest bearing liabilities	3,111,367	$25,450	0.82%	2,848,670	$40,513	1.42%	2,796,092	$29,295	1.05%

Noninterest bearing liabilities:
Demand deposits	1,030,911			828,281			810,270
Other liabilities	59,904			55,736			34,394
Total liabilities	4,202,182			3,732,687			3,640,756

Shareholders’ equity	635,978			595,337			546,641
Total liabilities and shareholders’ equity	$4,838,160			$4,328,024			$4,187,397

Net interest income, tax equivalent		$151,718			$145,656			$143,057
Less tax equivalent interest income		727			771			902
Net interest income		$150,991			$144,885			$142,155
Net interest spread			3.06%			3.18%			3.35%
Benefit of interest free funding			0.27			0.42			0.31
Net interest margin			3.33%			3.60%			3.66%

*Effective January 1, 2020, the allowance for loan and lease losses became the allowance for credit losses with the implementation of ASU 2016-13, commonly referred to as CECL.

(1) Interest includes fees on loans of $1,725, $1,932, and $1,762 in 2020, 2019, and 2018, respectively.
(2) Loan balances include deferred loan origination costs and principal balances on nonaccrual loans.
(3) Tax exempt income on securities and loans is reported on a fully taxable equivalent basis using a 21% rate.

Net Interest Differential

The following table illustrates the approximate effect of volume and rate changes on net interest differentials between 2020 and 2019 and also between 2019 and 2018.

	Total Change	Change Due to		Total Change	Change Due to
(in thousands)	_2020/2019	Volume	Rate	_2019/2018	Volume	Rate
Interest income:
Loans	$(4,668)	$12,718	$(17,386)	$10,403	$2,222	$8,181
Loans held for sale	453	560	(107)	22	70	(48)
U.S. Treasury and agencies	(1,276)	3,050	(4,326)	2,278	696	1,582
Tax exempt state and political subdivisions	32	218	(186)	(559)	(542)	(17)
Other securities	699	1,173	(474)	223	223	0
Federal Reserve Bank and Federal Home Loan Bank stock	(415)	(81)	(334)	(356)	(295)	(61)
Federal funds sold	(21)	0	(21)	(38)	(34)	(4)
Interest bearing deposits	(3,765)	680	(4,445)	1,913	1,491	422
Other investments	(11)	(12)	1	(74)	(69)	(5)
Investment in unconsolidated subsidiaries	(29)	0	(29)	5	0	5
Total interest income	(9,001)	18,306	(27,307)	13,817	3,762	10,055

Interest expense:
Savings and demand deposits	(9,143)	2,151	(11,294)	6,432	1,598	4,834
Time deposits	(3,051)	(615)	(2,436)	3,225	(1,601)	4,826
Repurchase agreements and federal funds purchased	(1,843)	981	(2,824)	1,319	(145)	1,464
Advances from Federal Home Loan Bank	(39)	0	(39)	12	9	3
Long-term debt	(987)	(41)	(946)	176	(20)	196
Finance lease liability	0	44	(44)	54	54	0
Total interest expense	(15,063)	2,520	(17,583)	11,218	(105)	11,323

Net interest income	$6,062	$15,786	$(9,724)	$2,599	$3,867	$(1,268)

For purposes of the above table, changes which are due to both rate and volume are allocated based on a percentage basis, using the absolute values of rate and volume variance as a basis for percentages.  Income is stated at a fully taxable equivalent basis, using a 21% tax rate.

Investment Portfolio

The maturity distribution and weighted average yields of debt securities at December 31, 2020 are as follows:

Available-for-sale

	Estimated Maturity at December 31, 2020
	Within 1 Year		1-5 Years		5-10 Years		After 10 Years		Total Fair Value		Amortized Cost
(in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount
U.S. Treasury, government agencies, and government sponsored agency mortgage-backed securities	$81,054	0.18%	$38,146	1.83%	$124,664	1.86%	$556,736	1.31%	$800,600	1.31%	$789,044
State and political subdivisions	2,433	3.64	16,130	3.37	35,153	3.39	86,700	3.04	140,416	3.18	133,287
Other securities	0	0.00	0	0.00	17,310	1.67	38,935	1.16	56,245	1.32	56,443
Total	$83,487	0.28%	$54,276	2.29%	$177,127	2.15%	$682,371	1.52%	$997,261	1.57%	$978,774

The calculations of the weighted average yields for each maturity category are based upon yield weighted by the respective costs of the securities.  The weighted average rates on state and political subdivisions are computed on a taxable equivalent basis using a 21% tax rate.

Excluding those holdings of the investment portfolio in U.S. Treasury securities, government agencies, and government sponsored agency mortgage-backed securities, there were no securities of any one issuer that exceeded 10% of our shareholders’ equity at December 31, 2020.

The book values of securities available-for-sale and securities held-to-maturity as of December 31, 2020 and 2019 are presented in note 3 to the consolidated financial statements.

The book value of debt securities at December 31, 2018 is presented below:

(in thousands)	Available- for-Sale	Held-to- Maturity
U.S. Treasury and government agencies	$219,358	$0
State and political subdivisions	126,280	649
U.S. government sponsored agency mortgage-backed securities	255,969	0
Other debt securities	507	0
Total debt securities	$602,114	$649

Loan Portfolio

(in thousands)	2020
Commercial:
Hotel/motel	$260,699
Commercial real estate residential	287,928
Commercial real estate nonresidential	743,238
Dealer floorplans	69,087
Commercial other	279,908
Commercial unsecured SBA PPP	252,667
Total commercial	1,893,527

Residential:
Real estate mortgage	784,559
Home equity	103,770
Total residential	888,329

Consumer:
Consumer direct	152,304
Consumer indirect	620,051
Total consumer	772,355

Total loans	$3,554,211

Percent of total year-end loans
Commercial:
Hotel/motel	7.33%
Commercial real estate residential	8.10
Commercial real estate nonresidential	20.91
Dealer floorplans	1.94
Commercial other	7.88
Commercial unsecured SBA PPP	7.11
Total commercial	53.27

Residential:
Real estate mortgage	22.07
Home equity	2.92
Total residential	24.99

Consumer:
Consumer direct	4.29
Consumer indirect	17.45
Total consumer	21.74

Total loans	100.00%

(in thousands)	2019	2018	2017	2016
Commercial:
Construction	$104,809	$82,715	$76,479	$66,998
Secured by real estate	1,169,975	1,183,093	1,188,680	1,085,428
Equipment lease financing	481	1,740	3,042	5,512
Commercial other	389,683	377,198	351,034	350,159
Total commercial	1,664,948	1,644,746	1,619,235	1,508,097

Residential:
Real estate construction	63,350	57,160	67,358	57,966
Real estate mortgage	733,003	722,417	709,570	702,969
Home equity	111,894	106,299	99,356	91,511
Total residential	908,247	885,876	876,284	852,446

Consumer:
Consumer direct	148,051	144,289	137,754	133,093
Consumer indirect	527,418	533,727	489,667	444,735
Total consumer	675,469	678,016	627,421	577,828

Total loans	$3,248,664	$3,208,638	$3,122,940	$2,938,371

Percent of total year-end loans
Commercial:
Construction	3.23%	2.58%	2.45%	2.28%
Secured by real estate	36.01	36.87	38.06	36.94
Equipment lease financing	0.01	0.05	0.10	0.18
Commercial other	12.00	11.76	11.24	11.92
Total commercial	51.25	51.26	51.85	51.32

Residential:
Real estate construction	1.95	1.78	2.16	1.97
Real estate mortgage	22.57	22.52	22.72	23.93
Home equity	3.44	3.31	3.18	3.11
Total residential	27.96	27.61	28.06	29.01

Consumer:
Consumer direct	4.56	4.50	4.41	4.53
Consumer indirect	16.23	16.63	15.68	15.14
Total consumer	20.79	21.13	20.09	19.67

Total loans	100.00%	100.00%	100.00%	100.00%

The total loans above are net of deferred loan fees and costs and unamortized premiums.

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

	Maturity at December 31, 2020
(in thousands)	Within One Year	After One but Within Five Years	After Five Years	Total
Commercial secured by real estate and commercial other	$213,943	$471,351	$1,086,569	$1,771,863
Commercial and real estate construction	61,988	18,220	125,768	205,976
	$275,931	$489,571	$1,212,337	$1,977,839

Rate sensitivity:
Fixed rate	$53,395	$331,251	$22,277	$406,923
Adjustable rate	222,536	158,320	1,190,060	1,570,916
	$275,931	$489,571	$1,212,337	$1,977,839

Nonperforming Assets

(in thousands)	2020	2019	2018	2017	2016
Nonaccrual loans	$9,444	$13,999	$11,867	$18,119	$16,623
90 days or more past due and still accruing interest	17,133	19,620	10,198	10,176	10,847
Total nonperforming loans	26,577	33,619	22,065	28,295	27,470

Other repossessed assets	0	0	42	155	103
Foreclosed properties	7,694	19,480	27,273	31,996	35,856
Total nonperforming assets	$34,271	$53,099	$49,380	$60,446	$63,429

Nonperforming assets to total loans and foreclosed properties	0.96%	1.62%	1.53%	1.92%	2.13%
Allowance to nonperforming loans	180.69%	104.39%	162.73%	127.76%	130.81%

Nonaccrual and Past Due Loans

(in thousands)	Nonaccrual loans	As a % of Loan Balances by Category	Accruing Loans Past Due 90 Days or More	As a % of Loan Balances by Category	Balances
December 31, 2020
Hotel/motel	$0	0.00%	$0	0.00%	$260,699
Commercial real estate residential	1,225	0.43	4,776	1.66	287,928
Commercial real estate nonresidential	1,424	0.19	7,852	1.06	743,238
Dealer floorplans	0	0.00	0	0.00	69,087
Commercial other	867	0.31	269	0.10	279,908
Commercial unsecured PPP	0	0.00	0	0.00	252,667
Real estate mortgage	5,346	0.68	3,420	0.44	784,559
Home equity lines	582	0.56	392	0.38	103,770
Consumer direct	0	0.00	71	0.05	152,304
Consumer indirect	0	0.00	353	0.06	620,051
Total	$9,444	0.27%	$17,133	0.48%	$3,554,211

December 31, 2019
Commercial construction	$230	0.22%	$237	0.23%	$104,809
Commercial secured by real estate	3,759	0.32	8,820	0.75	1,169,975
Equipment lease financing	0	0.00	0	0.00	481
Commercial other	3,839	0.99	2,586	0.66	389,683
Real estate construction	634	1.00	0	0.00	63,350
Real estate mortgage	4,821	0.66	7,088	0.97	733,003
Home equity	716	0.64	344	0.31	111,894
Consumer direct	0	0.00	97	0.07	148,051
Consumer indirect	0	0.00	448	0.08	527,418
Total	$13,999	0.43%	$19,620	0.60%	$3,248,664

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

Foreign Outstandings

None

Loan Concentrations

We had no concentration of loans exceeding 10% of total loans at December 31, 2020.  See note 18 to the consolidated financial statements for further information.

Analysis of the Allowance for Credit Losses

(in thousands)	2020
Beginning balance, prior to adoption of ASC 326	$35,096

Impact of ASC 326	3,040

Loans charged off:
Hotel/motel	(43)
Commercial real estate residential	(182)
Commercial real estate nonresidential	(941)
Dealer floorplans	(26)
Commercial other	(3,339)
Commercial unsecured SBA PPP	0
Real estate mortgage	(321)
Home equity lines	(4)
Consumer direct	(927)
Consumer indirect	(4,670)
Total charge-offs	(10,453)

Recoveries of loans previously charged off:
Hotel/motel	0
Commercial real estate residential	156
Commercial real estate nonresidential	90
Dealer floorplans	0
Commercial other	423
Commercial unsecured SBA PPP	0
Real estate mortgage	72
Home equity lines	10
Consumer direct	510
Consumer indirect	3,031
Total recoveries	4,292

Net charge-offs:
Hotel/motel	(43)
Commercial real estate residential	(26)
Commercial real estate nonresidential	(851)
Dealer floorplans	(26)
Commercial other	(2,916)
Commercial unsecured SBA PPP	0
Real estate mortgage	(249)
Home equity lines	6
Consumer direct	(417)
Consumer indirect	(1,639)
Total net charge-offs	(6,161)

Provisions charged against operations	16,047

Balance, end of year	$48,022

Allocation of allowance, end of year:
Unallocated	0
Balance, end of year	$48,022

Allocation of ACL, end of year:
Hotel/motel	$6,356
Commercial real estate residential	4,464
Commercial real estate nonresidential	11,086
Dealer floorplans	1,382
Commercial other	4,289
Commercial unsecured SBA PPP	0
Real estate mortgage	7,832
Home equity lines	844
Consumer direct	1,863
Consumer indirect	9,906
Total	$48,022

Average loans outstanding, net of deferred loan fees and costs and unamortized premiums	$3,453,529
Loans outstanding at end of year, net of deferred loan fees and costs and unamortized premiums	$3,554,211

Net charge-offs to average loan type:
Hotel/motel	0.02%
Commercial real estate residential	0.01
Commercial real estate nonresidential	0.11
Dealer floorplans	0.04
Commercial other	0.98
Commercial unsecured SBA PPP	0.00
Real estate mortgage	0.03
Home equity lines	(0.01)
Consumer direct	0.28
Consumer indirect	0.28
Total	0.18%

Other ratios:
Allowance to net loans, end of year	1.35%
Provision for loan losses to average loans	0.46%

The allowance for credit losses balance is maintained at a level considered adequate to cover anticipated probable losses based on past loss experience, general economic conditions, information about specific borrower situations including their financial position and collateral values, and other factors and estimates which are subject to change over time.  This analysis is completed quarterly and forms the basis for allocation of the loan loss reserve and what charges to the provision may be required.  See notes 1and 4 to the consolidated financial statements for further information.

Effective January 1, 2020, the allowance for loan and lease losses became the allowance for credit losses with the implementation of Accounting Standards Update (“ASU”) 2016-13, commonly referred to as CECL.  The prior years’ disclosures for allowance for loan and lease losses is shown below.

(in thousands)	2019	2018	2017	2016
Allowance for loan and lease losses, beginning of year	$35,908	$36,151	$35,933	$36,094
Loans charged off:
Commercial construction	(72)	0	(10)	(316)
Commercial secured by real estate	(727)	(988)	(2,038)	(1,641)
Commercial other	(2,179)	(1,513)	(1,893)	(2,136)
Real estate construction	(100)	(33)	0	(192)
Real estate mortgage	(767)	(1,004)	(615)	(1,043)
Home equity	(139)	(69)	(178)	(54)
Consumer direct	(1,100)	(997)	(965)	(1,236)
Consumer indirect	(4,652)	(6,394)	(5,386)	(5,050)
Total charge-offs	(9,736)	(10,998)	(11,085)	(11,668)

Recoveries of loans previously charged off:
Commercial construction	12	61	49	36
Commercial secured by real estate	358	224	75	178
Commercial other	509	643	532	439
Real estate construction	0	0	0	7
Real estate mortgage	152	85	87	101
Home equity	23	14	4	9
Consumer direct	400	445	525	615
Consumer indirect	2,651	3,116	2,510	2,250
Total recoveries	4,105	4,588	3,782	3,635

Net charge-offs:
Commercial construction	(60)	61	39	(280)
Commercial secured by real estate	(369)	(764)	(1,963)	(1,463)
Commercial other	(1,670)	(870)	(1,361)	(1,697)
Real estate construction	(100)	(33)	0	(185)
Real estate mortgage	(615)	(919)	(528)	(942)
Home equity	(116)	(55)	(174)	(45)
Consumer direct	(700)	(552)	(440)	(621)
Consumer indirect	(2,001)	(3,278)	(2,876)	(2,800)
Total net charge-offs	(5,631)	(6,410)	(7,303)	(8,033)

Provisions charged against operations	4,819	6,167	7,521	7,872

Balance, end of year	$35,096	$35,908	$36,151	$35,933

Allocation of allowance, end of year:
Commercial construction	$1,299	$862	$686	$884
Commercial secured by real estate	14,025	14,531	14,509	14,191
Equipment lease financing	4	12	18	42
Commercial other	6,355	4,993	5,039	4,656
Real estate construction	372	512	660	629
Real estate mortgage	4,232	4,433	5,688	6,027
Home equity	897	841	857	774
Consumer direct	1,711	1,883	1,863	1,885
Consumer indirect	6,201	7,841	6,831	6,845
Balance, end of year	$35,096	$35,908	$36,151	$35,933

Average loans outstanding, net of deferred loan fees and costs and unamortized premiums	$3,195,662	$3,150,878	$3,048,879	$2,916,031
Loans outstanding at end of year, net of deferred loan fees and costs and unamortized premiums	$3,248,664	$3,208,638	$3,122,940	$2,938,371

Net charge-offs to average loan type:
Commercial construction	0.07%	(0.08)%	(0.05)%	0.40%
Commercial secured by real estate	0.03	0.06	0.17	0.14
Commercial other	0.43	0.25	0.39	0.47
Real estate construction	0.17	0.05	0.00	0.32
Real estate mortgage	0.09	0.13	0.07	0.13
Home equity	0.11	0.05	0.18	0.05
Consumer direct	0.48	0.39	0.33	0.48
Consumer indirect	0.39	0.64	0.61	0.67
Total	0.18%	0.20%	0.24%	0.28%

Other ratios:
Allowance to net loans, end of year	1.08%	1.12%	1.16%	1.22%
Provision for loan losses to average loans	0.15%	0.20%	0.25%	0.27%

Average Deposits and Other Borrowed Funds

(in thousands)	2020	2019	2018
Deposits:
Noninterest bearing deposits	$1,030,911	$828,281	$810,270
Interest bearing deposits	75,183	52,346	57,166
Money market accounts	1,136,088	983,530	755,970
Savings accounts	471,502	406,207	421,426
Certificates of deposit of $100,000 or more	539,049	534,835	669,386
Certificates of deposit < $100,000 and other time deposits	536,623	576,878	586,644
Total deposits	3,789,356	3,382,077	3,300,862

Other borrowed funds:
Repurchase agreements and federal funds purchased	293,158	233,484	244,647
Advances from Federal Home Loan Bank	473	1,959	1,512
Long-term debt	59,291	59,431	59,341
Total other borrowed funds	352,922	294,874	305,500
Total deposits and other borrowed funds	$4,142,278	$3,676,951	$3,606,362
The maximum balance for federal funds purchased and repurchase agreements at any month-end during 2020 occurred at November 30, 2020, with a month-end balance of $374.8 million.  The maximum balance for federal funds purchased and repurchase agreements at any month-end during 2019 occurred at November 30, 2019, with a month-end balance of $241.7 million.  The maximum balance for federal funds purchased and repurchase agreements at any month-end during 2018 occurred at June 30, 2018, with a month-end balance of $256.8 million.

Maturities and/or repricing of time deposits of $100,000 or more outstanding at December 31, 2020 are summarized as follows:

(in thousands)	Certificates of Deposit	Other Time Deposits	Total
Three months or less	$91,481	$8,659	$100,140
Over three through six months	85,903	9,776	95,679
Over six through twelve months	263,774	18,259	282,033
Over twelve through sixty months	104,455	23,916	128,371
Over sixty months	0	0	0
	$545,613	$60,610	$606,223

Item 2.	Properties

Our main office, which is owned by Community Trust Bank, Inc., is located at 346 North Mayo Trail, Pikeville, Kentucky 41501.  Following is a schedule of properties owned and leased by CTBI and its subsidiaries as of December 31, 2020.

Location	Owned	Leased	Total
Banking locations:
Community Trust Bank, Inc.
* Pikeville Market (lease land at 3 owned locations)	9	1	10
10 locations in Pike County, Kentucky
Floyd/Knott/Johnson Market (lease land at 1 owned location)	3	1	4
2 locations in Floyd County, Kentucky, 1 location in Knott County, Kentucky, and 1 location in Johnson County, Kentucky
Tug Valley Market (lease land at 1 owned location)	2	0	2
1 location in Pike County, Kentucky, 1 location in Mingo County, West Virginia
Whitesburg Market (lease land at 1 owned location)	4	1	5
5 locations in Letcher County, Kentucky
Hazard Market (lease land at 2 owned locations)	3	0	3
3 locations in Perry County, Kentucky
* Lexington Market (lease land at 3 owned locations)	4	2	6
6 locations in Fayette County, Kentucky
Winchester Market	2	0	2
2 locations in Clark County, Kentucky
Richmond Market (lease land at 1 owned location)	3	0	3
3 locations in Madison County, Kentucky
Mt. Sterling Market	2	0	2
2 locations in Montgomery County, Kentucky
* Versailles Market (lease land at 1 owned location)	2	3	5
2 locations in Woodford County, Kentucky, 2 locations in Franklin County, Kentucky, and 1 location in Scott County, Kentucky
Danville Market (lease land at 1 owned location)	3	0	3
2 locations in Boyle County, Kentucky and 1 location in Mercer County, Kentucky
*Ashland Market (lease land at 1 owned location)	5	0	5
4 locations in Boyd County, Kentucky and 1 location in Greenup County, Kentucky
Flemingsburg Market	3	0	3
3 locations in Fleming County, Kentucky
Advantage Valley Market	3	1	4
2 locations in Lincoln County, West Virginia, 1 location in Wayne County, West Virginia, and 1 location in Cabell County, West Virginia
Summersville Market	1	0	1
1 location in Nicholas County, West Virginia
Middlesboro Market (lease land at 1 owned location)	3	0	3
3 locations in Bell County, Kentucky
Williamsburg Market	5	0	5
2 locations in Whitley County, Kentucky and 3 locations in Laurel County, Kentucky
Campbellsville Market (lease land at 2 owned locations)	8	0	8
2 locations in Taylor County, Kentucky, 2 locations in Pulaski County, Kentucky, 1 location in Adair County, Kentucky, 1 location in Green County, Kentucky, 1 location in Russell County, Kentucky, and 1 location in Marion County, Kentucky

Mt. Vernon Market	2	0	2
2 locations in Rockcastle County, Kentucky
*LaFollette Market	3	0	3
2 locations in Campbell County, Tennessee and 1 location in Anderson County, Tennessee
Total banking locations	70	9	79
Operational locations:
Community Trust Bank, Inc.
Pikeville (Pike County, Kentucky) (lease land at 1 owned location)	1	0	1
Total operational locations	1	0	1

Total locations	71	9	80

*Community Trust and Investment Company has leased offices in the main office locations in these markets.

See notes 7 and 15 to the consolidated financial statements included herein for the year ended December 31, 2020, for additional information relating to lease commitments and amounts invested in premises and equipment.

Versailles Main location was sold in January 2021.

Item 3.	Legal Proceedings

CTBI and subsidiaries, and from time to time, our officers, are named defendants in legal actions arising from ordinary business activities.  Management, after consultation with legal counsel, believes any pending actions are without merit or that the ultimate liability, if any, will not materially affect our consolidated financial position or results of operations.

Item 4.	Mine Safety Disclosures

Not applicable.

Information about our Executive Officers

Set forth below are the executive officers of CTBI, their positions with CTBI, and the year in which they first became an executive officer.

Name and Age (1)	Positions and Offices Currently Held	Date First Became Executive Officer		Principal Occupation
Jean R. Hale; 74	Chairman, President and CEO	1992		Chairman, President and CEO of Community Trust Bancorp, Inc.

Mark A. Gooch; 62	Executive Vice President and Secretary	1997		President and CEO of Community Trust Bank, Inc.

Larry W. Jones; 74	Executive Vice President	2002		Executive Vice President/ Central Kentucky Region President of Community Trust Bank, Inc.

James B. Draughn; 61	Executive Vice President	2001		Executive Vice President/Operations of Community Trust Bank, Inc.

Kevin J. Stumbo; 60	Executive Vice President, Chief Financial Officer, and Treasurer	2002		Executive Vice President/ Chief Financial Officer of Community Trust Bank, Inc.

Ricky D. Sparkman; 58	Executive Vice President	2002		Executive Vice President/ South Central Region President of Community Trust Bank, Inc.

Richard W. Newsom; 66	Executive Vice President	2002		Executive Vice President/ Eastern Region President of Community Trust Bank, Inc.

James J. Gartner; 79	Executive Vice President	2002		Executive Vice President/ Chief Credit Officer of Community Trust Bank, Inc.

Steven E. Jameson; 64	Executive Vice President	2004	(2)	Executive Vice President/ Chief Internal Audit & Risk Officer

D. Andrew Jones; 58	Executive Vice President	2010		Executive Vice President/ Northeastern Region President of Community Trust Bank, Inc.

Andy D. Waters; 55	Executive Vice President	2011		President and CEO of Community Trust and Investment Company

C. Wayne Hancock; 46	Executive Vice President	2014		Executive Vice President/Senior Staff Attorney

(1)	The ages listed for CTBI’s executive officers are as of February 26, 2021.

(2)	Mr. Jameson is a non-voting member of the Executive Committee.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Shareholder Matters, and Issuer Purchases of Equity Securities

Our common stock is listed on The NASDAQ Global Select Market under the symbol CTBI.  As of January 31, 2021, there were approximately 6,600 holders of record of our outstanding common shares.

Dividends

The annual dividend paid to our stockholders was increased from $1.48 per share to $1.53 per share during 2020.  We have adopted a conservative policy of cash dividends by generally maintaining an average annual cash dividend ratio of approximately 45%, with periodic stock dividends.  The current year cash dividend ratio was 45.7%.  Dividends are typically paid on a quarterly basis.  Future dividends are subject to the discretion of CTBI’s Board of Directors, cash needs, general business conditions, dividends from our subsidiaries, and applicable governmental regulations and policies.  For information concerning restrictions on dividends from the subsidiary bank to CTBI, see note 20 to the consolidated financial statements included herein for the year ended December 31, 2020.

Stock Repurchases

CTBI repurchased 32,664 shares of its common stock during 2020, leaving 1,034,706 shares remaining under CTBI’s current repurchase authorization.  We did not acquire any shares of stock through the stock repurchase program during the year 2019. For further information, see the Stock Repurchase Program section of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Securities Authorized for Issuance Under Equity Compensation Plans

For information concerning securities authorized for issuance under CTBI’s equity compensation plans, see Part III, Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

Common Stock Performance

The following graph shows the cumulative total return experienced by CTBI’s shareholders during the last five years compared to the NASDAQ Stock Market (U.S.) and the NASDAQ Bank Stock Index.  The graph assumes the investment of $100 on December 31, 2015 in CTBI’s common stock and in each index and the reinvestment of all dividends paid during the five-year period.

Comparison of 5 Year Cumulative Total Return
among Community Trust Bancorp, Inc., NASDAQ Stock Market (U.S.),
and NASDAQ Bank Stocks

Fiscal Year Ending December 31 ($)
	2015	2016	2017	2018	2019	2020
Community Trust Bancorp, Inc.	100.00	145.48	141.96	123.55	150.09	124.15
NASDAQ Stock Market (U.S.)	100.00	113.01	137.17	129.71	170.14	206.32
NASDAQ Bank Stocks	100.00	126.54	149.82	125.25	171.82	149.83

Item 6.	Selected Financial Data 2016-2020

(in thousands except ratios, per share amounts and # of employees)

Year Ended December 31	2020		2019		2018		2017		2016
Interest income	$176,441		$185,398		$171,450		$155,696		$146,576
Interest expense	25,450		40,513		29,295		18,294		13,555
Net interest income	150,991		144,885		142,155		137,402		133,021
Provision for loan losses	16,047		4,819		6,167		7,521		7,872
Noninterest income	54,560		50,184		51,952		48,508		48,441
Noninterest expense	119,239		118,258		117,398		109,878		107,126
Income before income taxes	70,265		71,992		70,542		68,511		66,464
Income taxes	10,761		7,452		11,314		17,018		19,118
Net income	$59,504		$64,540		$59,228		$51,493		$47,346

Per common share:
Basic earnings per share	$3.35		$3.64		$3.35		$2.92		$2.70
Diluted earnings per share	$3.35		$3.64		$3.35		$2.92		$2.70
Cash dividends declared-	$1.53		$1.48		$1.38		$1.30		$1.26
as a % of net income	45.67%		40.66%		41.19%		44.52%		46.67%
Book value, end of year	$36.77		$34.56		$31.81		$30.00		$28.40
Market price, end of year	$37.05		$46.64		$39.61		$47.10		$49.60
Market to book value, end of year	1.01	x	1.35	x	1.25	x	1.57	x	1.75	x
Price/earnings ratio, end of year	11.06	x	12.81	x	11.82	x	16.13	x	18.37	x
Cash dividend yield, for the year	4.13%		3.17%		3.48%		2.76%		2.54%

At year-end:
Total assets	$5,139,141		$4,366,003		$4,201,616		$4,136,231		$3,932,169
Long-term debt	57,841		57,841		59,341		59,341		61,341
Shareholders’ equity	654,865		614,886		564,150		530,699		500,615

Averages:
Assets	$4,838,160		$4,328,024		$4,187,397		$4,068,970		$3,920,257
Deposits, including repurchase agreements	4,079,810		3,610,589		3,540,717		3,406,627		3,306,550
Earning assets	4,562,172		4,043,975		3,913,596		3,799,128		3,652,714
Loans	3,453,529		3,195,662		3,150,878		3,048,879		2,916,031
Shareholders’ equity	635,978		595,337		546,641		518,767		494,398

Profitability ratios:
Return on average assets	1.23%		1.49%		1.41%		1.27%		1.21%
Return on average equity	9.36		10.84		10.83		9.93		9.58

Capital ratios:
Equity to assets, end of year	12.74%		14.08%		13.43%		12.83%		12.73%
Average equity to average assets	13.15		13.76		13.05		12.75		12.61

Other significant ratios:
Allowance to net loans, end of year	1.35%		1.08%		1.12%		1.16%		1.22%
Allowance to nonperforming loans, end of year	180.69		104.39		162.73		127.76		130.81
Nonperforming assets to loans and foreclosed properties, end of year	0.96		1.62		1.53		1.92		2.13
Net interest margin, tax equivalent	3.33		3.60		3.66		3.67		3.70
Efficiency ratio*	58.30		60.70		60.17		58.66		58.54

Other statistics:
Average common shares outstanding	17,748		17,724		17,687		17,631		17,548
Number of full-time equivalent employees, end of year	998		1,000		978		990		996

* Efficiency ratio is calculated by dividing noninterest expense by net interest income (tax equivalent) plus noninterest income minus securities gains (losses).

Quarterly Financial Data
(Unaudited)

(in thousands except ratios and per share amounts)

Three Months Ended	December 31	September 30	June 30	March 31
2020
Net interest income	$38,605	$37,680	$38,462	$36,244
Net interest income, taxable equivalent basis	38,793	37,869	38,643	36,413
Provision for loan losses	956	2,433	(49)	12,707
Noninterest income	15,249	14,911	12,879	11,521
Noninterest expense	33,636	29,473	27,909	28,221
Net income	15,826	17,447	19,652	6,579

Per common share:
Basic earnings per share	$0.89	$0.98	$1.11	$0.37
Diluted earnings per share	0.89	0.98	1.11	0.37
Dividends declared	0.385	0.385	0.380	0.380

Selected ratios:
Return on average assets, annualized	1.24%	1.38%	1.63%	0.60%
Return on average common equity, annualized	9.64	10.81	12.66	4.24
Net interest margin, annualized	3.20	3.16	3.41	3.58

Three Months Ended	December 31	September 30	June 30	March 31
2019
Net interest income	$36,356	$36,519	$36,027	$35,983
Net interest income, taxable equivalent basis	36,532	36,702	36,219	36,203
Provision for loan losses	1,813	1,253	1,563	190
Noninterest income	13,373	12,389	12,252	12,170
Noninterest expense	29,263	29,882	30,030	29,083
Net income	16,008	15,269	18,324	14,939

Per common share:
Basic earnings per share	$0.90	$0.86	$1.03	$0.84
Diluted earnings per share	0.90	0.86	1.03	0.84
Dividends declared	0.380	0.380	0.360	0.360

Selected ratios:
Return on average assets, annualized	1.46%	1.40%	1.69%	1.42%
Return on average common equity, annualized	10.35	10.02	12.45	10.58
Net interest margin, annualized	3.55	3.59	3.57	3.70

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Our Business

Community Trust Bancorp, Inc. (“CTBI”) is a bank holding company headquartered in Pikeville, Kentucky.  Currently, we own one commercial bank, Community Trust Bank, Inc. (“CTB”) and one trust company, Community Trust and Investment Company.  Through our subsidiaries, we have seventy-nine banking locations in eastern, northeastern, central, and south central Kentucky, southern West Virginia, and northeastern Tennessee, four trust offices across Kentucky, and one trust office in northeastern Tennessee.  At December 31, 2020, we had total consolidated assets of $5.1 billion and total consolidated deposits, including repurchase agreements, of $4.4 billion.  Total shareholders’ equity at December 31, 2020 was $654.9 million.  Trust assets under management at December 31, 2020 were $2.8 billion, including CTB’s investment portfolio totaling $1.0 billion.

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

Financial Goals and Performance

The following table shows the primary measurements used by management to assess annual performance.  The goals in the table below should not be viewed as a forecast of our performance for 2021.  Rather, the goals represent a range of target performance for 2021.  There is no assurance that any or all of these goals will be achieved.  See “Cautionary Statement Regarding Forward Looking Statements.”

	2020 Goals	2020 Performance	2021 Goals
Basic earnings per share	$3.23 - $3.29	$3.35	$3.76 - $3.92
Net income	$57.5 - $58.6 million	$59.5 million	$67.1 - $69.8 million
ROAA	1.29% - 1.32%	1.23%	1.30% - 1.35%
ROAE	9.09% - 9.28%	9.36%	9.88% - 10.28%
Revenues	$197.8 - $201.8 million	$205.6 million	$209.6 - $218.1 million
Noninterest revenue as % of total revenue	24.00% - 26.00%	25.91%	24.00% - 26.00%
Assets	$4.39 - $4.66 billion	$5.14 billion	$5.04 - $5.35 billion
Loans	$3.33 - $3.47 billion	$3.55 billion	$3.48 - $3.63 billion
Deposits, including repurchase agreements	$3.69 - $3.84 billion	$4.37 billion	$4.30 - $4.47 billion
Shareholders’ equity	$632.1 - $657.9 million	$654.9 million	$682.6 - $710.5 million

COVID-19, the CARES Act, and Related Regulatory Actions

Impact of COVID-19

On January 30, 2020, the World Health Organization (“WHO”) announced that the outbreak of the novel coronavirus disease 2019 (COVID-19) constituted a public health emergency of international concern.  On March 11, 2020, the WHO declared COVID-19 to be a global pandemic.  The health concerns relating to the COVID-19 outbreak and related governmental actions taken to reduce the spread of the virus have significantly impacted the global economy (including the states and local economies in which we operate), disrupted supply chains, caused additional volatility in equity market valuations, and created significant volatility and disruption in financial markets.  The outbreak has resulted in authorities implementing numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter in place or total lock-down orders, and business limitations and shutdowns.  Such measures have significantly contributed to increased volatile unemployment and negatively impacted consumer and business spending.  While quarantine and lock-down orders have been lifted and vaccination efforts are underway, COVID-19 has not yet been contained and commercial activity has not yet returned to the levels existing prior to the pandemic outbreak.  As a result, the demand for CTBI’s products and services has been, and will continue to be, significantly impacted.

Interest Rates

On March 3, 2020, the Federal Open Market Committee reduced the target federal funds rate by 50 basis points to 1.00% to 1.25%.  This rate was further reduced to a target range of 0% to 0.25% on March 16, 2020.  These reductions in interest rates and other effects of the COVID-19 outbreak have and may continue to negatively impact CTBI’s net interest income and noninterest income.

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

For small businesses, eligible nonprofits and certain others, the CARES Act established a Paycheck Protection Program (“PPP”), which is administered by the Small Business Administration (“SBA”).  On April 24, 2020, the Paycheck Protection Program and Health Care Enhancement Act was enacted.  Among other things, this legislation amends the initial CARES Act program by raising the appropriation level for PPP loans from $349 billion to $670 billion.  The PPP was further modified on June 5, 2020, with the adoption of the Paycheck Protection Program Flexibility Act (the “Flexibility Act”), which extended the maturity date for PPP loans from two years to five years for loans disbursed on or after the date of enactment of the Flexibility Act.  For PPP loans disbursed prior to such enactment, the Flexibility Act permits the borrower and lender to mutually agree to extend the term of the loan to five years.  CTB actively participated in assisting its customers with applications for resources through the program.  PPP loans earn interest at fixed rate of 1%.  CTB anticipates that the majority of these loans will ultimately be forgiven by the SBA in accordance with the terms of the program.  As of December 31, 2020, we closed 2,962 Paycheck Protection Program (PPP) loans totaling $277.0 million, stemming from the CARES Act passed by Congress as a stimulus response to the potential economic impacts of COVID-19.  The initial phase of the PPP program expired on August 8, 2020, and the loan forgiveness process began shortly thereafter.  Through December 31, 2020, we had $18.8 million of our PPP loans forgiven by the SBA.  An additional stimulus package, included as part of the Consolidated Appropriations Act 2021, was signed into law in late December providing for an additional $284 billion in funding under the PPP, with authority to make loans under the program being extended through March 31, 2021.  CTBI intends to participate in the second round of lending as soon as possible.  As of February 15, 2021, CTBI has closed 437 loans totaling $42 million in new PPP loans stemming from the Consolidated Appropriations Act 2021.

Paycheck Protection Program Lending Facility

To provide liquidity to small business lenders and the broader credit markets, to help stabilize the financial system, and to provide economic relief to small businesses nationwide, the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) authorized each of the Federal Reserve Banks to participate in the Paycheck Protection Program Lending Facility (the “PPPL Facility”), pursuant to the Federal Reserve Act.  Under the PPPL Facility, each of the Federal Reserve Banks was authorized to extend non-recourse loans to eligible financial institutions such as CTB to fund loans guaranteed by the SBA under the PPP.  CTB has not accessed funds under the PPPL Facility, but has until March 31, 2021 to do so, unless otherwise extended by the Federal Reserve and the Department of the Treasury.

Loan Modifications and Troubled Debt Restructurings

The CARES Act section 4013, which was signed into law on March 27, 2020, permitted financial institutions to suspend troubled debt restructuring (“TDR”) assessment and reporting requirements under generally accepted accounting principles (“GAAP”) for loan modifications.  On April 7, 2020, the Federal Reserve Board, the Office of the Comptroller of the Currency (the “OCC”), and the Federal Deposit Insurance Corporation (the “FDIC” and, together with the Federal Reserve Board and the OCC, the “federal banking regulators”) issued a revised Interagency Statement on Loan Modifications and Reporting for Financial Institutions, in response to the CARES Act legislation, which, among other things, encouraged financial institutions to work prudently with borrowers who are or may be unable to meet their contractual payment obligations because of the effects of COVID-19.  This guidance stated that institutions generally do not need to categorize COVID-19-related modifications as troubled debt restructurings as long as the loans were not 30 days past due at December 31, 2019 and that the agencies will not direct supervised institutions to automatically categorize all COVID-19 related loan modifications as troubled debt restructurings.  This ability to exclude COVID-19-related modifications as troubled debt restructurings, which was set to expire on December 31, 2020, was extended under the Consolidated Appropriations Act 2021 to the earlier of (i) 60 days after the national emergency concerning the COVID-19 outbreak terminates, or (ii) January 1, 2022.  See “Results of Operations and Financial Condition” of this MD&A for information relating to COVID-19 loan deferrals.

Regulatory Capital

Current Expected Credit Loss (“CECL”) Methodology. On March 27, 2020, federal banking regulators issued an interim final rule that delays the estimated impact on regulatory capital stemming from the implementation of Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments - Credit Losses (Topic 326) for a transition period of up to five years (the “CECL IFR”).  The CECL IFR provided banking organizations that were required (as of January 1, 2020) to adopt CECL for accounting purposes under U.S. generally accepted accounting principles during 2020 an option to delay an estimate of CECL’s impact on regulatory capital.  The capital relief in the CECL IFR is calibrated to approximate the difference in allowances under CECL relative to the incurred loss methodology for the first two years of the transition period.  The cumulative difference at the end of the second year of the transition period is then phased in to regulatory capital over a three-year transition period.  In this way, the CECL IFR gradually phases in the full effect of CECL on regulatory capital, providing a five-year transition period. CTBI adopted CECL effective January 1, 2020 and chose the option to delay the estimated impact on regulatory capital using the relief options described above. See “Critical Accounting Policies and Estimates – Allowance for Credit Losses” of this MD&A for additional information relating to CECL.

Community Bank Leverage Ratio.  On April 6, 2020, federal banking regulators issued two interim final rules that made changes to the community bank leverage ratio (“CBLR”) framework and implemented certain directives of the CARES Act.  Under the existing CBLR framework, which became effective as of January 1, 2020, community banks and holding companies (which includes CTB and CTBI) that satisfy certain qualifying criteria, including having less than $10 billion in average total consolidated assets and a leverage ratio (referred to as the “community bank leverage ratio”) of greater than 9%, were eligible to opt-in to the CBLR framework.  The community bank leverage ratio is the ratio of a banking organization’s Tier 1 capital to its average total consolidated assets, both as reported on the banking organization’s applicable regulatory filings.  The first of the April 2020 interim final rules provides that, as of the second quarter 2020, banking organizations with leverage ratios of 8% or greater (and that meet the other existing qualifying criteria) may elect to use the CBLR framework. It also established a two-quarter grace period for qualifying community banking organizations whose leverage ratios fell below the 8% CBLR requirement, so long as the banking organization maintained a leverage ratio of 7% or greater.  The second interim final rule provides a transition from the temporary 8% CBLR requirement to a 9% CBLR requirement.  It established a minimum CBLR of 8% for the second through fourth quarters of 2020, 8.5% for 2021, and 9% thereafter, and maintained a two-quarter grace period for qualifying community banking organizations whose leverage ratios fell no more than 100 basis points below the applicable CBLR requirement.  CTBI elected to use the CBLR framework.  Under either framework, CTBI and CTB would be considered well-capitalized under the applicable guidelines.   See note 20 to the consolidated financial statements for additional information regarding CTBI’s regulatory capital requirements.

Results of Operations and Financial Condition

We reported earnings of $59.5 million, or $3.35 per basic share, for the year ended December 31, 2020 compared to $64.5 million, or $3.64 per basic share, for the year ended December 31, 2019.

2020 Highlights

❖
Net interest income for the year ended December 31, 2020 increased $6.1 million, or 4.2%, from December 31, 2019 with a 27 basis point decrease in our net interest margin and a $518.2 million increase in average earning assets.

❖	Provision for credit losses for the year ended December 31, 2020 increased $11.2 million from December 31, 2019.

❖	Our loan portfolio increased $305.5 million, or 9.4%, from December 31, 2019.

❖	Net loan charge-offs for the year ended December 31, 2020 were $6.2 million, or 0.18% of average loans annualized, compared to $5.6 million, or 0.18%, experienced for the year 2019.

❖
Asset quality improved during the year 2020, as nonperforming loans at $26.6 million decreased $7.0 million, or 20.9%, from December 31, 2019.  Nonperforming assets at $34.3 million decreased $18.8 million, or 35.5%, from December 31, 2019.

❖	CTBI experienced significant deposit growth for the year 2020, as deposits, including repurchase agreements, increased $739.5 million, or 20.4%, from December 31, 2019.

❖	Noninterest income for the year ended December 31, 2020 at $54.6 million increased $4.4 million, or 8.7%, compared to the year ended December 31, 2019.

❖	Noninterest expense for the year ended December 31, 2020 was $1.0 million above the year ended December 31, 2019.

COVID-19

We have worked diligently with our customers as we all continue to battle COVID-19.  Through December 31, 2020, we processed 3,844 COVID-19 loan deferrals totaling $992 million.  These loan deferrals and modifications were executed consistent with the guidelines of the CARES Act.  Pursuant to the CARES Act, these loan deferrals are not included in our nonperforming loans.

Our customers have shown improvement in their ability to resume payments as 3,071 (representing $540 million) had resumed payment status at December 31, 2020.  At December 31, 2020 the number of customers with CARES Act deferrals reduced to 410 for a total outstanding amount of $130 million.  See below for further detail regarding the types of deferrals received.

CARES Act Loan Deferral Status

	Deferrals
	One Time		Two Times		Three Times		Four Times		Outstanding
(dollars in millions)	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Number	Amount
Commercial	841	$571	153	$223	45	$83	5	$3	109	$118
Residential	552	63	100	10	15	2	1	0	108	9
Consumer	2,088	36	41	1	3	0	0	0	193	3
	3,481	$670	294	$234	63	$85	6	$3	410	$130

We have also participated in the Paycheck Protection Program (PPP) as discussed in the COVID-19, the CARES Act, and Related Regulatory Actions section above.   Of the 2,962 PPP loans we closed totaling $277.0 million, 2,817 were under $350 thousand, 132 were between $350 thousand and $2.0 million, and 13 were over $2.0 million.  See below for additional information related to our PPP loans for the year ended December 31, 2020.

(in thousands)	Average Balance	Interest	Average Effective Rate
PPP loans	$182,008	$5,638	3.05%

Income Statement Review

(dollars in thousands)				Change 2020 vs. 2019
Year Ended December 31	2020	2019	2018	Amount	Percent
Net interest income	$150,991	$144,885	$142,155	$6,106	4.2%
Provision for credit losses	16,047	4,819	6,167	11,228	233.0
Noninterest income	54,560	50,184	51,952	4,376	8.7
Noninterest expense	119,239	118,258	117,398	981	0.8
Income taxes	10,761	7,452	11,314	3,309	44.4
Net income	$59,504	$64,540	$59,228	$(5,036)	(7.8)%

Average earning assets	$4,562,172	$4,043,975	$3,913,596	$518,197	12.8%

Yield on average earnings assets, tax equivalent*	3.88%	4.60%	4.40%	(0.72)%	(15.7)%
Cost of interest bearing funds	0.82%	1.42%	1.05%	(0.60)%	(42.3)%

Net interest margin, tax equivalent*	3.33%	3.60%	3.66%	(0.27)%	(7.5)%

*Yield on average earning assets and net interest margin are computed on a taxable equivalent basis using a 21% tax rate.

Net Interest Income

Net interest income for the year ended December 31, 2020 of $151.0 million increased $6.1 million, or 4.2%, from prior year.  Average earning assets for the year 2020 increased $518.2 million over prior year.  Our yield on average earning assets  for the year 2020 decreased 72 basis points from prior year, as we continue to find limited high yield investment opportunities for our excess liquidity, while our cost of interest bearing funds decreased 60 basis points during the same time period.  Our net interest margin for the year 2020 declined 27 basis points from 2019 to 3.33%.  We experienced pressure on our net interest margin throughout the year driven by reductions in rates by the Federal Reserve during the first half of 2020 in response to the COVID 19 pandemic.  The net interest margin was negatively impacted primarily by the repricing of interest-bearing assets exceeding that of interest-bearing liabilities in the current low rate environment.  Average loans to deposits, including repurchase agreements, for the year ended December 31, 2020 were 84.7% compared to 88.5% for the year ended December 31, 2019.

Provision for Credit Losses

The provision for credit losses added to the allowance and charged against current earnings for 2020 of $16.0 million was an $11.2 million increase from prior year.  This provision represented the charge necessary to maintain the allowance at an appropriate level determined using the accounting estimates described in the Critical Accounting Policies and Estimates section.

Noninterest Income

Noninterest income for the year ended December 31, 2020 at $54.6 million increased $4.4 million, or 8.7%, compared to the year ended December 31, 2019.  The increase in noninterest income from prior year is the result of increases in gains on sales of loans ($5.3 million), securities gains ($1.0 million), and loan related fees ($1.3 million), offset partially by declines in deposit service charges ($2.9 million) and debt redemption gains ($0.2 million).  Deposit service charges declined primarily due to the impact to overdraft income of a forgiveness period and higher customer liquidity resulting from the CARES Act.

Noninterest Expense

Noninterest expense for the year ended December 31, 2020 at $119.2 million was $1.0 million above the year ended December 31, 2019.   The increase in noninterest expense year over year included increases in personnel expense ($3.4 million), FDIC insurance premiums ($0.8 million), and data processing expense ($0.5 million), partially offset by declines in net other real estate owned expense ($2.8 million), marketing and promotional expense ($0.3 million), legal fees ($0.3 million), and loan related expense ($0.3 million).  Personnel expense was impacted by a $2.4 million charge to post retirement benefits related to our bank owned life insurance as additional liability was recognized for the lower long-term interest rate environment and increased life expectancy in updated mortality tables.

Balance Sheet Review

CTBI’s total assets at $5.1 billion increased $773.1 million, or 17.7%, from December 31, 2019.  Loans outstanding at December 31, 2020 were $3.6 billion, increasing $305.5 million, or 9.4%, year over year.  We experienced growth during the year of $228.6 million in the commercial loan portfolio, $92.6 million in the indirect loan portfolio, and $4.2 million in the consumer direct loan portfolio, offset partially by a $19.9 million decrease in the residential loan portfolio.  Loans held for sale at $23.3 million at December 31, 2020 increased $22.1 million over prior year.  The historically low mortgage loan rates have created a significant refinancing boom.  During 2020, we closed and delivered 1,960 secondary market mortgage loans for a total of $341.7 million compared to 580 loans totaling $80.5 million in 2019.  Correspondingly, our total mortgage servicing portfolio increased by $192.7 million during the year to $639.8 million.  CTBI’s investment portfolio increased $397.4 million, or 66.0%, from December 31, 2019.  Deposits in other banks increased $78.0 million from December 31, 2019.  Deposits, including repurchase agreements, at $4.4 billion increased $739.5 million, or 20.4%, from December 31, 2019.

Shareholders’ equity at December 31, 2020 was $654.9 million, a 6.5% increase from the $614.9 million at December 31, 2019.  CTBI’s annualized dividend yield to shareholders as of December 31, 2020 was 4.16%.

Loans

(in thousands)	December 31, 2020
Loan Category	Balance	Variance from Prior Year	Net Charge- Offs	Nonperforming	ACL
Commercial:
Hotel/motel	$260,699	15.9%	$(43)	$0	$6,356
Commercial real estate residential	287,928	6.8	(26)	6,001	4,464
Commercial real estate nonresidential	743,238	(4.7)	(851)	9,276	11,086
Dealer floorplans	69,087	(17.6)	(26)	0	1,382
Commercial other	279,908	(8.6)	(2,916)	1,136	4,289
Commercial unsecured SBA PPP	252,667	100.0	0	0	0
Total commercial	1,893,527	13.7	(3,862)	16,413	27,577

Residential:
Real estate mortgage	784,559	(1.5)	(249)	8,766	7,832
Home equity	103,770	(7.3)	6	974	844
Total residential	888,329	(2.2)	(243)	9,740	8,676

Consumer:
Consumer direct	152,304	2.9	(417)	71	1,863
Consumer indirect	620,051	17.6	(1,639)	353	9,906
Total consumer	772,355	14.3	(2,056)	424	11,769

Total loans	$3,554,211	9.4%	$(6,161)	$26,577	$48,022

Asset Quality

CTBI’s total nonperforming loans, not including troubled debt restructurings, were $26.6 million, or 0.75% of total loans, at December 31, 2020 compared to $33.6 million, or 1.03% of total loans, at December 31, 2019.  Accruing loans 90+ days past due decreased $2.5 million from December 31, 2019.  Nonaccrual loans decreased $4.6 million from December 31, 2019.  Accruing loans 30-89 days past due at $12.5 million was a decrease of $10.5 million from December 31, 2019.  Our loan portfolio management processes focus on the immediate identification, management, and resolution of problem loans to maximize recovery and minimize loss.  Our loan portfolio risk management processes include weekly delinquent loan review meetings at the market levels and monthly delinquent loan review meetings involving senior corporate management to review all nonaccrual loans and loans 30 days or more past due.  Any activity regarding a criticized/classified loan (i.e. problem loan) must be approved by CTB’s Watch List Asset Committee (i.e. Problem Loan Committee).  CTB’s Watch List Asset Committee also meets on a quarterly basis and reviews every criticized/classified loan of $100,000 or greater.  CTB’s Loan Portfolio Risk Management Committee also meets quarterly focusing on the overall asset quality and risk metrics of the loan portfolio.  We also have a Loan Review Department that reviews every market within CTB annually and performs extensive testing of the loan portfolio to assure the accuracy of loan grades and classifications for delinquency, troubled debt restructuring, nonaccrual status, and adequate loan loss reserves.  The Loan Review Department has annually reviewed on average 96% of the outstanding commercial loan portfolio for the past three years.  The average annual review percentage of the consumer and residential loan portfolio for the past three years was 86% based on the loan production during the number of months included in the review scope.  The review scope is generally four to six months of production.  CTBI generally does not offer high risk loans such as option ARM products, high loan to value ratio mortgages, interest-only loans, loans with initial teaser rates, or loans with negative amortizations, and therefore, CTBI would have no significant exposure to these products.

For further information regarding nonperforming loans, see note 4 to the consolidated financial statements.

Our reserve coverage (allowance for credit losses to nonperforming loans) at December 31, 2020 was 180.7% compared to 104.4% at December 31, 2019.  Our credit loss reserve as a percentage of total loans outstanding at December 31, 2020 was 1.35%, an increase from the allowance for loan loss reserve incurred loss model of 1.08% from December 31, 2019.

Our level of foreclosed properties at $7.7 million at December 31, 2020 was a decrease of $11.8 million from the $19.5 million at December 31, 2019.  Sales of foreclosed properties for the year ended December 31, 2020 totaled $14.8 million while new foreclosed properties totaled $4.4 million.  At December 31, 2020, the book value of properties under contracts to sell was $1.2 million; however, the closings had not occurred at year-end.

When foreclosed properties are acquired, appraisals are obtained and the properties are booked at the current market value less expected sales costs.  Additionally, periodic updated appraisals are obtained on unsold foreclosed properties.  When an updated appraisal reflects a fair market value below the current book value, a charge is booked to current earnings to reduce the property to its new market value less expected sales costs.  Charges to earnings in 2020 to reflect the decrease in current market values of foreclosed properties totaled $1.5 million.  Charges during the year ended December 31, 2019 were $4.3 million.  Our policy for determining the frequency of periodic reviews is based upon consideration of the specific properties and the known or perceived market fluctuations in a particular market and is typically between 12 and 18 months but generally not more than 24 months.  Approximately eighty-six percent of our OREO properties and approximately 89% of the book value of our OREO properties have appraisals dated within the past 18 months.

The appraisal aging analysis of foreclosed properties, as well as the holding period, at December 31, 2020 is shown below:

(in thousands)
Appraisal Aging Analysis			Holding Period Analysis
Days Since Last Appraisal	Number of Properties	Current Book Value	Holding Period	Current Book Value
Up to 3 months	17	$1,953	Less than one year	$2,579
3 to 6 months	6	1,521	1 year	1,346
6 to 9 months	3	213	2 years	656
9 to 12 months	16	785	3 years	690
12 to 18 months	19	2,372	4 years	267
18 to 24 months	6	635	5 years	360
Over 24 months	4	215	6 years	809
Total	71	$7,694	7 years	50
			8 years	784
			9 years	153
			Total	$7,694

Regulatory approval is required and has been obtained to hold foreclosed properties beyond the initial period of 5 years.  Additionally, CTBI is required to dispose of any foreclosed property that has not been sold within 10 years.  As of December 31, 2020, three foreclosed properties with a total book value of $0.2 million had been held by us for at least nine years.  One property totaling $6.8 million that had been held for nine years at September 30, 2020 was sold during the fourth quarter 2020.

Net loan charge-offs for the year were $6.2 million, or 0.18% of average loans annualized, an increase from prior year’s $5.6 million, or 0.18% of average loans annualized.  Of the total net charge-offs, $3.9 million were in commercial loans, $1.6 million were in indirect auto loans, $0.4 million were in direct consumer loans, and $0.3 million were in residential real estate mortgage loans.

Contractual Obligations and Commitments

As disclosed in the notes to the consolidated financial statements, we have certain obligations and commitments to make future payments under contracts.  At December 31, 2020, the aggregate contractual obligations and commitments are:

Contractual Obligations:	Payments Due by Period
(in thousands)	Total	1 Year	2-5 Years	After 5 Years
Deposits without stated maturity	$2,975,411	$2,975,411	$0	$0
Certificates of deposit and other time deposits	1,040,671	831,609	208,795	267
Repurchase agreements and federal funds purchased	356,362	356,362	0	0
Advances from Federal Home Loan Bank	395	22	82	291
Interest on advances from Federal Home Loan Bank*	1	0	1	0
Long-term debt	57,841	0	0	57,841
Interest on long-term debt*	32,963	1,087	5,398	26,478
Annual rental commitments under leases	18,296	1,792	6,063	10,441
Total contractual obligations	$4,481,940	$4,166,283	$220,339	$95,318

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

Other Commitments:	Amount of Commitment - Expiration by Period
(in thousands)	Total	1 Year	2-5 Years	After 5 Years
Standby letters of credit	$32,126	$31,946	$180	$0
Commitments to extend credit	623,920	497,549	52,938	73,433
Total other commitments	$656,046	$529,495	$53,118	$73,433

Commitments to extend credit and standby letters of credit do not necessarily represent future cash requirements in that these commitments often expire without being drawn upon.  Refer to note 17 to the consolidated financial statements for additional information regarding other commitments.

Liquidity and Market Risk

The objective of CTBI’s Asset/Liability management function is to maintain consistent growth in net interest income within our policy limits. This objective is accomplished through management of our consolidated balance sheet composition, liquidity, and interest rate risk exposures arising from changing economic conditions, interest rates, and customer preferences. The goal of liquidity management is to provide adequate funds to meet changes in loan and lease demand or deposit withdrawals. This is accomplished by maintaining liquid assets in the form of cash and cash equivalents and investment securities, sufficient unused borrowing capacity, and growth in core deposits and wholesale funding (including the use of wholesale brokered deposits). As of December 31, 2020, we had approximately $338.2 million in cash and cash equivalents and approximately $997.3 million in securities valued at estimated fair value designated as available-for-sale and available to meet liquidity needs on a continuing basis compared to $264.7 million and $599.8 million at December 31, 2019.  Additional asset-driven liquidity is provided by the remainder of the securities portfolio and the repayment of loans.  In addition to core deposit funding, we also have a variety of other short-term and long-term funding sources available.  At December 31, 2019, we had $37.1 million in brokered deposits with a weighted average maturity of 0.71 years.  As of December 31, 2020, we no longer had wholesale brokered deposits outstanding.  We also rely on Federal Home Loan Bank advances for both liquidity and management of our asset/liability position.  Federal Home Loan Bank advances were $0.4 million at December 31, 2020 and December 31, 2019.  As of December 31, 2020, we had a $477.2 million available borrowing position with the Federal Home Loan Bank compared to $391.9 million at December 31, 2019.  We generally rely upon net inflows of cash from financing activities, supplemented by net inflows of cash from operating activities, to provide cash for our investing activities.  As is typical of many financial institutions, significant financing activities include deposit gathering, use of short-term borrowing facilities such as repurchase agreements and federal funds purchased, use of wholesale brokered deposits, and issuance of long-term debt.  At December 31, 2020, we had $75 million in lines of credit with various correspondent banks available to meet any future cash needs compared to $45 million at December 31, 2019.  Our primary investing activities include purchases of securities and loan originations.  We do not rely on any one source of liquidity and manage availability in response to changing consolidated balance sheet needs.  Included in our cash and cash equivalents at December 31, 2020 were deposits with the Federal Reserve of $280.7 million compared to $203.6 million at December 31, 2019.  Additionally, we project cash flows from our investment portfolio to generate additional liquidity over the next 90 days.

The investment portfolio consists of investment grade short-term issues suitable for bank investments.  The majority of the investment portfolio is in U.S. government and government sponsored agency issuances.  At December 31, 2020, available-for-sale (“AFS”) securities comprised all of the total investment portfolio, and the AFS portfolio was approximately 152% of equity capital.  Eighty-four percent of the pledge eligible portfolio was pledged.

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

The following table shows our estimated earnings sensitivity profile as of December 31, 2020:

Change in Interest Rates (basis points)	Percentage Change in Net Interest Income (12 Months)
+400	11.96%
+300	8.02%
+200	4.76%
+100	2.15%
-25	(0.63)%

The following table shows our estimated earnings sensitivity profile as of December 31, 2019:

Change in Interest Rates (basis points)	Percentage Change in Net Interest Income (12 Months)
+400	11.22%
+300	8.61%
+200	5.78%
+100	2.83%
-100	(2.65)%

The simulation model used the yield curve spread evenly over a twelve-month period.  The measurement at December 31, 2020 estimates that our net interest income in an up-rate environment would increase by 11.96% at a 400 basis point change, 8.02% increase at a 300 basis point change, 4.76% increase at a 200 basis point change, and a 2.15% increase at a 100 basis point change.  In a down-rate environment, net interest income would decrease 0.63% at a 25 basis point change over one year.  We actively manage our balance sheet and limit our exposure to long-term fixed rate financial instruments, including loans.  In order to reduce the exposure to interest rate fluctuations and to manage liquidity, we have developed sale procedures for several types of interest-sensitive assets.  Primarily all long-term, fixed rate single family residential mortgage loans underwritten according to Federal Home Loan Mortgage Corporation guidelines are sold for cash upon origination or originated under terms where they could be sold.  Periodically, additional assets such as commercial loans are also sold.  In 2020 and 2019, proceeds of $347.0 million and $94.5 million, respectively, were realized on the sale of fixed rate residential mortgages.  We focus our efforts on consistent net interest revenue and net interest margin growth through each of the retail and wholesale business lines.  We do not currently engage in trading activities.

The preceding analysis was prepared using a rate ramp analysis which attempts to spread changes evenly over a specified time period as opposed to a rate shock which measures the impact of an immediate change.  Had these measurements been prepared using the rate shock method, the results would vary.

Our static repricing gap as of December 31, 2020 is presented below.  In the 12 month cumulative repricing gap, rate sensitive liabilities (“RSL”) exceeded rate sensitive assets (“RSA”) by $483.6 million.

(dollars in thousands)	1-3 Months		4-6 Months		7-9 Months		10-12 Months		2-3 Years		4-5 Years		> 5 Years

Assets	$1,910,156		$247,105		$211,578		$223,941		$1,190,898		$638,043		$717,420

Liabilities and equity	2,265,588		165,612		266,824		378,390		141,450		71,455		1,849,821

Periodic repricing gap	(355,433)		81,493		(55,246)		(154,449)		1,049,448		566,588		(1,132,401)

Cumulative gap	(355,433)		(273,940)		(329,186)		(483,635)		565,814		1,132,401		0

RSA/RSL	0.84	x	1.49	x	0.79	x	0.59	x	8.42	x	8.93	x	0.39	x

Cumulative gap to total assets	(6.92)%		(5.33)%		(6.41)%		(9.41)%		11.01%		22.03%		0.00%

Capital Resources

We continue to grow our shareholders’ equity while also providing an annual dividend yield for the year 2020 of 4.16% to shareholders.  Shareholders’ equity increased 6.5% from December 31, 2019 to $654.9 million at December 31, 2020.  Our primary source of capital growth is the retention of earnings.  Cash dividends were $1.53 per share for 2020 compared to $1.48 per share for 2019.  We retained 54.3% of our earnings in 2020 compared to 59.3% in 2019.

Insured depository institutions are required to meet certain capital level requirements.  On October 29, 2019, federal banking regulators adopted a final rule to simplify the regulatory capital requirements for eligible community banks and holding companies that opt-in to the community bank leverage ratio framework (the “CBLR framework”), as required by Section 201 of the Economic Growth, Relief and Consumer Protection Act of 2018.  Under the final rule, which became effective as of January 1, 2020, community banks and holding companies (which includes CTB and CTBI) that satisfy certain qualifying criteria, including having less than $10 billion in average total consolidated assets and a leverage ratio (referred to as the “community bank leverage ratio”) of greater than 9%, were eligible to opt-in to the CBLR framework.  The community bank leverage ratio is the ratio of a banking organization’s Tier 1 capital to its average total consolidated assets, both as reported on the banking organization’s applicable regulatory filings.  Accordingly, a qualifying community banking organization that has a community bank leverage ratio greater than 9% will be considered to have met: (i) the risk-based and leverage capital requirements of the generally applicable capital rules; (ii) the capital ratio requirements in order to be considered well-capitalized under the prompt corrective action framework; and (iii) any other applicable capital or leverage requirements.

In April 2020, as directed by Section 4012 of the CARES Act, the regulatory agencies introduced temporary changes to the CBLR.  These changes, which subsequently were adopted as a final rule, temporarily reduced the CBLR requirement to 8% through the end of calendar year 2020.  Beginning in calendar year 2021, the CBLR requirement will increase to 8.5% for the calendar year before returning to 9% in calendar year 2022.  The final rule also provides for a two-quarter grace period for qualifying community banking organizations whose leverage ratios fall no more than 100 basis points below the applicable CBLR requirement.  Management has elected to use the CBLR framework for CTBI and CTB.  Under either framework, CTBI and CTB would be considered well-capitalized under the applicable guidelines.  CTBI’s CBLR ratio as of December 31, 2020 was 12.70%.  CTB’s CBLR ratio as of December 31, 2020 was 12.13%.

As of December 31, 2020, we are not aware of any current recommendations by banking regulatory authorities which, if they were to be implemented, would have, or are reasonably likely to have, a material adverse impact on our liquidity, capital resources, or operations.

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

We are all finding ourselves living and operating in unprecedented times as the COVID-19 pandemic is causing personal and financial hardship to our customers, employees, and communities.  During these challenging times, we have instituted programs to support our customers with loan modifications, forbearance, and fee waivers and participated in programs created by the government stimulus programs like the Paycheck Protection Program, focused on helping small businesses keep their employees and meet their expenses as they are unable to operate due to mandated closures.  We instituted programs supporting our employees focused on healthcare, childcare, and remote and split schedule work, as well as work space changes that allow for proper social distancing to keep our employees safe as we continue to operate as a critical part of the economy.  We continue to support our communities through donations to non-profit organizations as they strive to continue their commitments of serving those in need.  We also continue to manage our company for the long term and our strong capital position and culture of building communities built on trust will facilitate our ability to manage through these challenging times.  Our results for 2020 were good, but the extraordinary changes in the economic conditions and the implications of the impact of COVID-19 to the future for our customers had a material impact on our first quarter provision for credit losses.  We will continue to serve our constituents while we all meet the challenges of living with COVID-19.

Stock Repurchase Program

CTBI’s stock repurchase program began in December 1998 with the authorization to acquire up to 500,000 shares and was increased by an additional 1,000,000 shares in July 2000, May 2003, and March 2020.  CTBI repurchased 32,664 shares of its common stock during the first quarter 2020, leaving 1,034,706 shares remaining under our current repurchase authorization.  As of December 31, 2020, a total of 2,465,294 shares have been repurchased through this program.  The following table shows Board authorizations and repurchases made through the stock repurchase program for the years 1998 through 2020:

	Board Authorizations	Repurchases*		Shares Available for Repurchase
		Average Price ($)	# of Shares
1998	500,000	-	0
1999	0	14.45	144,669
2000	1,000,000	10.25	763,470
2001	0	13.35	489,440
2002	0	17.71	396,316
2003	1,000,000	19.62	259,235
2004	0	23.14	60,500
2005	0	-	0
2006	0	-	0
2007	0	28.56	216,150
2008	0	25.53	102,850
2009-2019	0	-	0
2020	1,000,000	33.64	32,664
Total	3,500,000	16.17	2,465,294	1,034,706

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

With the implementation of Accounting Standards Update (“ASU”) No. 2016-13, commonly referred to as CECL, an allowance will be recognized for credit losses relative to available-for-sale securities rather than as a reduction in the cost basis of the security.  Subsequent improvements in credit quality or reductions in estimated credit losses will be recognized immediately as a reversal of the previously recorded allowance, which aligns the income statement recognition of credit losses with the reporting period in which changes occur.

Held-to-maturity (“HTM”) securities will be subject to CECL.  CECL will require an allowance on these held-to-maturity debt securities for lifetime expected credit losses, determined by adjusting historical loss information for current conditions and reasonable and supportable forecasts.  The forward-looking evaluation of lifetime expected losses will be performed on a pooled basis for debt securities that share similar risk characteristics.  These allowances for expected losses must be made by the holder of the HTM debt security when the security is purchased.  At December 31, 2020, CTBI held no securities designated as held-to-maturity.

CTBI accounts for equity securities in accordance with Accounting Standards Codification (“ASC”) 321, Investments – Equity Securities.  ASC 321 requires equity investments (except those accounted for under the equity method and those that result in the consolidation of the investee) to be measured at fair value, with changes in fair values recognized in net income.

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

Loans – Loans with the ability and the intent to be held until maturity and/or payoff are reported at the carrying value of unpaid principal reduced by unearned interest, an allowance for credit losses, and unamortized deferred fees or costs and premiums.  Income is recorded on the level yield basis.  Interest accrual is discontinued when management believes, after considering economic and business conditions, collateral value, and collection efforts, that the borrower’s financial condition is such that collection of interest is doubtful.  Any loan greater than 90 days past due must be well secured and in the process of collection to continue accruing interest.  Cash payments received on nonaccrual loans generally are applied against principal, and interest income is only recorded once principal recovery is reasonably assured.  Loans are not reclassified as accruing until principal and interest payments remain current for a period of time, generally six months, and future payments appear reasonably certain.  A restructuring of a debt constitutes a troubled debt restructuring if the creditor for economic or legal reasons related to the debtor’s financial difficulties grants a concession to the debtor that it would not otherwise consider.

The provisions of the CARES Act included an election to not apply the guidance on accounting for troubled debt restructurings to loan modifications, such as extensions or deferrals, related to COVID-19 made between March 1, 2020 and the earlier of (i) December 31, 2020 or (ii) 60 days after the end of the COVID-19 national emergency.  The relief can only be applied to modifications for borrowers that were not more than 30 days past due as of December 31, 2019.  The ability to exclude COVID-19-related modifications as troubled debt restructurings was extended under the Consolidated Appropriations Act 2021 to the earlier of (i) 60 days after the COVID-19 national emergency and (ii) January 1, 2022.  CTBI elected to adopt these provisions of the CARES Act, as extended by the Consolidated Appropriations Act 2021.

Loan origination and commitment fees and certain direct loan origination costs are deferred and the net amount amortized over the estimated life of the related loans, leases, or commitments as a yield adjustment.

Allowance for Credit Losses – The Financial Accounting Standards Board (“FASB”) issued ASU 2016-13 in 2016 which introduced the current expected credit losses methodology (CECL) for estimating allowances for credit losses.  This accounting change was effective January 1, 2020.  CTBI measures expected credit losses of financial assets on a collective (pool) basis using loss-rate methods when the financial assets share similar risk characteristics.  Loans that do not share risk characteristics are evaluated on an individual basis.  Regardless of an initial measurement method, once it is determined that foreclosure is probable, the allowance for credit losses is measured based on the fair value of the collateral as of the measurement date.  As a practical expedient, the fair value of the collateral may be used for a loan when determining the allowance for credit losses for which the repayment is expected to be provided substantially through the operation or sale of the collateral when the borrower is experiencing financial difficulty.  The fair value shall be adjusted for selling costs when foreclosure is probable.  For collateral-dependent financial assets, the credit loss expected may be zero if the fair value less costs to sell exceed the amortized cost of the loan.  Loans shall not be included in both collective assessments and individual assessments.

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

Income Taxes – Income tax expense is based on the taxes due on the consolidated tax return plus deferred taxes based on the expected future tax benefits and consequences of temporary differences between carrying amounts and tax bases of assets and liabilities, using enacted tax rates.  Any interest and penalties incurred in connection with income taxes are recorded as a component of income tax expense in the consolidated financial statements.  During the years ended December 31, 2020, 2019, and 2018, CTBI has not recognized a significant amount of interest expense or penalties in connection with income taxes.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

CTBI currently does not engage in any hedging activity or any derivative activity which management considers material.  Analysis of CTBI’s interest rate sensitivity can be found in the Interest Rate Risk section of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 8.  Financial Statements and Supplementary Data

Community Trust Bancorp, Inc.
Consolidated Balance Sheets

(dollars in thousands) December 31	2020	2019
Assets:
Cash and due from banks	$54,250	$58,680
Interest bearing deposits	283,985	206,003
Cash and cash equivalents	338,235	264,683

Certificates of deposit in other banks	245	245
Debt securities available-for-sale at fair value (amortized cost of $978,774 and $593,945, respectively)	997,261	599,844
Debt securities held-to-maturity at amortized cost (fair value of $0 and $517, respectively)	0	517
Equity securities at fair value	2,471	1,953
Loans held for sale	23,259	1,167

Loans	3,554,211	3,248,664
Allowance for credit losses*	(48,022)	(35,096)
Net loans	3,506,189	3,213,568

Premises and equipment, net	42,001	44,046
Right-of-use assets	13,215	14,550
Federal Home Loan Bank stock	10,048	10,474
Federal Reserve Bank stock	4,887	4,887
Goodwill	65,490	65,490
Bank owned life insurance	72,373	69,269
Mortgage servicing rights	4,068	3,263
Other real estate owned	7,694	19,480
Accrued interest receivable	15,818	14,836
Other assets	35,887	37,731
Total assets	$5,139,141	$4,366,003

Liabilities and shareholders’ equity:
Deposits:
Noninterest bearing	$1,140,925	$865,760
Interest bearing	2,875,157	2,539,812
Total deposits	4,016,082	3,405,572

Repurchase agreements	355,862	226,917
Federal funds purchased	500	7,906
Advances from Federal Home Loan Bank	395	415
Long-term debt	57,841	57,841
Deferred tax liability	4,687	5,110
Operating lease liability	12,531	13,729
Finance lease liability	1,441	1,456
Accrued interest payable	1,243	2,839
Other liabilities	33,694	29,332
Total liabilities	4,484,276	3,751,117

Commitments and contingencies (notes 17 and 19)

Shareholders’ equity:
Preferred stock, 300,000 shares authorized and unissued	-	-
Common stock, $5.00 par value, shares authorized 25,000,000; shares outstanding 2020 – 17,810,401; 2019 – 17,793,165	89,052	88,966
Capital surplus	225,507	224,907
Retained earnings	326,738	296,760
Accumulated other comprehensive income, net of tax	13,568	4,253
Total shareholders’ equity	654,865	614,886

Total liabilities and shareholders’ equity	$5,139,141	$4,366,003

*Effective January 1, 2020, the allowance for loan and lease losses became the allowance for credit losses with the implementation of ASU 2016-13, commonly referred to as CECL.

See notes to consolidated financial statements.

Consolidated Statements of Income and Comprehensive Income

(in thousands except per share data) Year Ended December 31	2020	2019	2018
Interest income:
Interest and fees on loans, including loans held for sale	$160,826	$164,991	$154,552
Interest and dividends on securities:
Taxable	11,939	12,516	10,015
Tax exempt	2,380	2,354	2,796
Interest and dividends on Federal Reserve Bank and Federal Home Loan Bank stock	532	947	1,303
Interest on Federal Reserve Bank deposits	704	4,434	2,525
Other, including interest on federal funds sold	60	156	259
Total interest income	176,441	185,398	171,450

Interest expense:
Interest on deposits	21,177	33,371	23,714
Interest on repurchase agreements and federal funds purchased	2,788	4,631	3,312
Interest on advances from Federal Home Loan Bank	0	39	27
Interest on long-term debt	1,485	2,472	2,242
Total interest expense	25,450	40,513	29,295

Net interest income	150,991	144,885	142,155
Provision for credit losses*	16,047	4,819	6,167
Net interest income after provision for credit losses	134,944	140,066	135,988

Noninterest income:
Service charges on deposit accounts	23,461	26,359	25,974
Gains on sales of loans, net	7,226	1,880	1,288
Trust and wealth management income	10,931	10,804	11,313
Loan related fees	4,041	2,742	3,729
Bank owned life insurance	2,306	2,397	3,672
Brokerage revenue	1,483	1,367	1,354
Securities gains (losses)	1,769	783	(85)
Other noninterest income	3,343	3,852	4,707
Total noninterest income	54,560	50,184	51,952

Noninterest expense:
Officer salaries and employee benefits	15,257	12,614	12,906
Other salaries and employee benefits	51,170	50,413	48,656
Occupancy, net	7,912	7,845	8,167
Equipment	2,737	3,000	2,878
Data processing	7,941	7,417	6,680
Bank franchise tax	7,299	6,771	6,557
Legal fees	1,634	1,968	1,637
Professional fees	2,091	2,188	2,093
Advertising and marketing	2,980	3,283	2,995
FDIC insurance	1,056	266	1,171
Other real estate owned provision and expense	2,655	5,490	4,324
Repossession expense	717	1,042	1,249
Amortization of limited partnership investments	3,759	3,422	2,527
Other noninterest expense	12,031	12,539	15,558
Total noninterest expense	119,239	118,258	117,398

Income before income taxes	70,265	71,992	70,542
Income taxes	10,761	7,452	11,314
Net income	$59,504	$64,540	$59,228

Other comprehensive income (loss):
Unrealized holding gains (losses) on debt securities available-for-sale:
Unrealized holding gains (losses) arising during the period	13,839	14,270	(5,393)
Less: Reclassification adjustments for realized gains (losses) included in net income	1,251	3	(821)
Tax expense (benefit)	3,273	3,403	(960)
Other comprehensive income (loss), net of tax	9,315	10,864	(3,612)
Comprehensive income	$68,819	$75,404	$55,616

Basic earnings per share	$3.35	$3.64	$3.35
Diluted earnings per share	$3.35	$3.64	$3.35

Weighted average shares outstanding-basic	17,748	17,724	17,687
Weighted average shares outstanding-diluted	17,756	17,740	17,703

*Effective January 1, 2020, the provision for loan losses became the provision for credit losses with the implementation of ASU 2016-13, commonly referred to as CECL.

See notes to consolidated financial statements.

Consolidated Statements of Changes in Shareholders’ Equity

(in thousands except per share and share amounts)	Common Shares	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Total
Balance, January 1, 2018	17,692,912	$88,465	$221,472	$224,268	$(3,506)	$530,699
Net income				59,228		59,228
Other comprehensive loss, net of tax of $(960)					(3,612)	(3,612)
Cash dividends declared ($1.38 per share)				(24,412)		(24,412)
Issuance of common stock	42,133	211	1,019			1,230
Issuance of restricted stock	11,320	57	(57)			0
Vesting of restricted stock	(11,997)	(60)	60			0
Forfeiture of restricted stock	(1,515)	(8)	8			0
Stock-based compensation			659			659
Implementation of ASU 2014-09				358		358
Implementation of ASU 2016-01				(507)	507	0
Balance, December 31, 2018	17,732,853	88,665	223,161	258,935	(6,611)	564,150
Net income				64,540		64,540
Other comprehensive income, net of tax of $3,403					10,864	10,864
Cash dividends declared ($1.48 per share)				(26,235)		(26,235)
Issuance of common stock	45,639	228	1,036			1,264
Issuance of restricted stock	27,921	140	(140)			0
Vesting of restricted stock	(12,660)	(64)	64			0
Forfeiture of restricted stock	(588)	(3)	3			0
Stock-based compensation			783			783
Implementation of ASU 2016-02				(480)		(480)
Balance, December 31, 2019	17,793,165	88,966	224,907	296,760	4,253	614,886
Net income				59,504		59,504
Other comprehensive income, net of tax of $3,273					9,315	9,315
Cash dividends declared ($1.53 per share)				(27,160)		(27,160)
Issuance of common stock	45,341	226	700			926
Repurchase of common stock	(32,664)	(163)	(936)			(1,099)
Issuance of restricted stock	21,544	108	(108)			0
Vesting of restricted stock	(16,985)	(85)	85			0
Forfeiture of restricted stock	0	0	0			0
Stock-based compensation			859			859
Implementation of ASU 2016-13				(2,366)		(2,366)
Balance, December 31, 2020	17,810,401	$89,052	$225,507	$326,738	$13,568	$654,865
See notes to consolidated financial statements.

Consolidated Statements of Cash Flows

(in thousands) Year Ended December 31	2020	2019	2018
Cash flows from operating activities:
Net income	$59,504	$64,540	$59,228
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,346	5,515	3,786
Deferred taxes	(2,909)	(1,412)	(246)
Stock-based compensation	944	859	710
Provision for credit losses*	16,047	4,819	6,167
Write-downs of other real estate owned and other repossessed assets	1,454	4,295	2,530
Gains on sale of loans held for sale	(7,226)	(1,880)	(1,288)
Securities (gains) losses	(1,251)	(3)	85
Fair value adjustment in equity securities	(518)	(780)	0
Gain on debt repurchase	0	(219)	0
(Gains) losses on sale of assets, net	390	360	(175)
Proceeds from sale of mortgage loans held for sale	347,048	94,507	56,689
Funding of mortgage loans held for sale	(361,913)	(91,333)	(56,829)
Amortization of securities premiums and discounts, net	5,907	5,042	4,679
Change in cash surrender value of bank owned life insurance	(1,371)	(1,567)	(2,924)
Payment of operating lease liabilities	(1,682)	(1,663)	0
Mortgage servicing rights:
Fair value adjustments	1,064	975	343
New servicing assets created	(1,869)	(631)	(466)
Changes in:
Accrued interest receivable	(982)	(404)	(1,094)
Other assets	1,845	4,941	(14,694)
Accrued interest payable	(1,596)	(63)	(674)
Other liabilities	4,147	(2,440)	9,660
Net cash provided by operating activities	62,379	83,458	65,487

Cash flows from investing activities:
Certificates of deposit in other banks:
Purchase of certificates of deposit	(245)	0	0
Maturity of certificates of deposit	245	3,675	5,880
Securities available-for-sale (AFS):
Purchase of AFS securities	(857,167)	(196,727)	(281,511)
Proceeds from sales of AFS securities	186,194	25,734	153,315
Proceeds from prepayments, calls, and maturities of AFS securities	281,487	174,125	109,701
Securities held-to-maturity (HTM):
Proceeds from prepayments and maturities of HTM securities	517	132	10
Change in loans, net	(306,523)	(46,162)	(93,151)
Purchase of premises and equipment	(1,482)	(2,570)	(2,832)
Proceeds from sale and retirement of premises and equipment	1	48	97
Redemption of stock by Federal Home Loan Bank	426	4,239	3,214
Proceeds from sale of other real estate owned and repossessed assets	4,754	3,641	3,485
Additional investment in bank owned life insurance	(1,733)	(1,241)	0
Proceeds from settlement of bank owned life insurance	0	615	1,202
Net cash used in investing activities	(693,526)	(34,491)	(100,590)

Cash flows from financing activities:
Change in deposits, net	610,510	99,622	42,087
Change in repurchase agreements and federal funds purchased, net	121,539	931	(17,234)
Advances from Federal Home Loan Bank	25,000	30,000	0
Payments on advances from Federal Home Loan Bank	(25,020)	(30,021)	(409)
Payment of finance lease liabilities	(15)	(14)	0
Repurchase of long-term debt	0	(1,281)	0
Issuance of common stock	926	1,264	1,230
Repurchase of stock	(1,099)	0	0
Dividends paid	(27,142)	(26,235)	(24,395)
Net cash provided by financing activities	704,699	74,266	1,279
Net increase (decrease) in cash and cash equivalents	73,552	123,233	(33,824)
Cash and cash equivalents at beginning of year	264,683	141,450	175,274
Cash and cash equivalents at end of year	$338,235	$264,683	$141,450

Supplemental disclosures:
Income taxes paid	$13,275	$9,988	$9,700
Interest paid	27,047	40,576	28,621
Non-cash activities:
Loans to facilitate the sale of other real estate owned and repossessed assets	9,632	2,879	4,385
Common stock dividends accrued, paid in subsequent quarter	239	221	221
Real estate acquired in settlement of loans	4,446	3,384	5,459

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

Use of Estimates – In preparing the consolidated financial statements, management must make certain estimates and assumptions. These estimates and assumptions affect the amounts reported for assets, liabilities, revenues, and expenses, as well as affecting the disclosures provided. Future results could differ from the current estimates. Such estimates include, but are not limited to, the allowance for credit losses, valuation of other real estate owned, fair value of securities and mortgage servicing rights, goodwill, and valuation of deferred tax assets.

The accompanying financial statements have been prepared using values and information currently available to CTBI.

Given the volatility of current economic conditions, the values of assets and liabilities recorded in the financial statements could change rapidly, resulting in material future adjustments in asset values, the allowance for credit losses, and capital.

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

With the implementation of Accounting Standards Update (“ASU”) 2016-13, commonly referred to as CECL, an allowance will be recognized for credit losses relative to available-for-sale securities rather than as a reduction in the cost basis of the security. Subsequent improvements in credit quality or reductions in estimated credit losses will be recognized immediately as a reversal of the previously recorded allowance, which aligns the income statement recognition of credit losses with the reporting period in which changes occur.

Held-to-maturity (“HTM”) securities will be subject to CECL.  CECL will require an allowance on these held-to-maturity debt securities for lifetime expected credit losses, determined by adjusting historical loss information for current conditions and reasonable and supportable forecasts. The forward-looking evaluation of lifetime expected losses will be performed on a pooled basis for debt securities that share similar risk characteristics. These allowances for expected losses must be made by the holder of the HTM debt security when the security is purchased.  At December 31, 2020, CTBI held no securities designated as held-to-maturity.

CTBI accounts for equity securities in accordance with Accounting Standards Codification (“ASC”) 321, Investments – Equity Securities. ASC 321 requires equity investments (except those accounted for under the equity method and those that result in the consolidation of the investee) to be measured at fair value, with changes in fair values recognized in net income.

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

Loans – Loans with the ability and the intent to be held until maturity and/or payoff are reported at the carrying value of unpaid principal reduced by unearned interest, an allowance for credit losses, and unamortized deferred fees or costs and premiums. Income is recorded on the level yield basis. Interest accrual is discontinued when management believes, after considering economic and business conditions, collateral value, and collection efforts, that the borrower’s financial condition is such that collection of interest is doubtful. Any loan greater than 90 days past due must be well secured and in the process of collection to continue accruing interest. Cash payments received on nonaccrual loans generally are applied against principal, and interest income is only recorded once principal recovery is reasonably assured. Loans are not reclassified as accruing until principal and interest payments remain current for a period of time, generally six months, and future payments appear reasonably certain. A restructuring of a debt constitutes a troubled debt restructuring if the creditor for economic or legal reasons related to the debtor’s financial difficulties grants a concession to the debtor that it would not otherwise consider.

The provisions of the CARES Act included an election to not apply the guidance on accounting for troubled debt restructurings to loan modifications, such as extensions or deferrals, related to COVID-19 made between March 1, 2020 and the earlier of (i) December 31, 2020 or (ii) 60 days after the end of the COVID-19 national emergency. The relief can only be applied to modifications for borrowers that were not more than 30 days past due as of December 31, 2019. The ability to exclude COVID-19-related modifications as troubled debt restructurings was extended under the Consolidated Appropriations Act 2021 to the earlier of (i) 60 days after the COVID-19 national emergency and (ii) January 1, 2022. CTBI elected to adopt these provisions of the CARES Act, as extended by the Consolidated Appropriations Act 2021.

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

Allowance for Credit Losses – The Financial Accounting Standards Board (“FASB”) issued ASU 2016-13 in 2016 which introduced the current expected credit losses methodology (CECL) for estimating allowances for credit losses. This accounting change was effective January 1, 2020. CTBI measures expected credit losses of financial assets on a collective (pool) basis using loss-rate methods when the financial assets share similar risk characteristics. Loans that do not share risk characteristics are evaluated on an individual basis. Regardless of an initial measurement method, once it is determined that foreclosure is probable, the allowance for credit losses is measured based on the fair value of the collateral as of the measurement date. As a practical expedient, the fair value of the collateral may be used for a loan when determining the allowance for credit losses for which the repayment is expected to be provided substantially through the operation or sale of the collateral when the borrower is experiencing financial difficulty. The fair value shall be adjusted for selling costs when foreclosure is probable.  For collateral-dependent financial assets, the credit loss expected may be zero if the fair value less costs to sell exceed the amortized cost of the loan. Loans shall not be included in both collective assessments and individual assessments.

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

We utilize an internal risk grading system for commercial credits.  Those credits that meet the following criteria are subject to individual evaluation:  the loan has an outstanding bank share balance of $1 million or greater and (i) has a criticized risk rating, (ii) is in nonaccrual status, (iii) is a troubled debt restructuring (“TDR”), or (iv) is 90 days or more past due. The borrower’s cash flow, adequacy of collateral coverage, and other options available to CTBI, including legal remedies, are evaluated. We evaluate the collectability of both principal and interest when assessing the need for loss provision. Historical loss rates are analyzed and applied to other commercial loan segments not subject to individual evaluation.

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

Prior to the adoption of ASU 2016-13, the allowance for loan losses on loans was established through a provision for loan losses charged to expense, which represented management’s best estimate of inherent losses that had been incurred within the existing portfolio of loans. The allowance for credit losses on loans included allowance allocations calculated in accordance with ASC Topic 310, Receivables and allowance allocations calculated in accordance with ASC Topic 450, Contingencies, as more fully described in our 2019 Form 10-K.

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

Revenue Recognition – The majority of our revenue-generating transactions are not subject to ASC 606, including revenue generated from financial instruments, such as our loans, letters of credit, and investment securities, as well as revenue related to our mortgage banking activities, as these activities are subject to other GAAP discussed elsewhere within our disclosures. Descriptions of our revenue-generating activities that are within the scope of ASC 606, which are presented in our income statements as components of noninterest income are as follows:

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

•
Brokerage revenue is either fee based and collected upon the settlement of the transaction or commission based and recognized when our performance obligation is completed each month or quarter, which is generally the time that payment is received. Other sales, such as life insurance, generate commissions from other third parties. These fees are generally collected monthly.

•
Other noninterest income primarily includes items such as letter of credit fees, gains on sale of loans held for sale and servicing fees related to mortgage and commercial loans, none of which are subject to the requirements of ASC 606.

Income Taxes – Income tax expense is based on the taxes due on the consolidated tax return plus deferred taxes based on the expected future tax benefits and consequences of temporary differences between carrying amounts and tax bases of assets and liabilities, using enacted tax rates. Any interest and penalties incurred in connection with income taxes are recorded as a component of income tax expense in the consolidated financial statements. During the years ended December 31, 2020, 2019, and 2018, CTBI has not recognized a significant amount of interest expense or penalties in connection with income taxes.

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

Share-Based Compensation – CTBI has a share-based employee compensation plan, which is described more fully in note 14 below. CTBI accounts for this plan under the recognition and measurement principles of ASC 718, Share-Based Payment. Share-based compensation restricted and performance-based stock units/awards are classified as equity awards and accounted for under the treasury stock method. Compensation expense for non-vested stock units/awards is based on the fair value of the award on the measurement date, which, for CTBI, is the date of the grant and is recognized ratably over the vesting or performance period of the award. The fair value of non-vested stock units/awards is generally the market price of CTBI’s stock on the date of grant. CTBI accounts for forfeitures on an actual basis.

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

ASU 2016-13 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. CTB elected ASU 2019-04 which allows that accrued interest will continue to be presented separately and not part of amortized cost on loans. The difference in amortized cost basis versus consideration of loan balances impacts the ACL calculation by one basis point and is considered immaterial. The primary difference is for indirect lending premiums. Per ASC 326-20-30-2, if a loan does not share risk characteristics with other pooled loans, then the loan shall be evaluated for expected credit losses on an individual basis. In determining what loans should be evaluated individually, CTBI has established that any loan with a balance of $1.0 million or greater that has one of the following characteristics will be individually evaluated: has a criticized risk rating, is in nonaccrual status, is a TDR, or is 90 days or more past due.

Loans that meet the above criteria will be tested individually for loss exposure on a quarterly basis using a fair market value of the collateral securing the loan less estimated selling costs, when repayment is dependent upon sale of the collateral, as compared to the recorded investment of the loan (principal plus interest owed unless in a nonaccrual status). As an alternative, loans that are dependent upon the cash flows from business operations may be tested by determining the net present value of future cash flows discounted by the effective interest rate of the loan over the remaining term of the loan as appropriate. A specific valuation reserve will be established for any individually tested loans that have loss exposure unless a charge-down of the loan balance is more appropriate.

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

2. Cash and Due from Banks and Interest Bearing Deposits

Included in cash and due from banks and interest bearing deposits at December 31, 2019 were amounts required to be held at the Federal Reserve or maintained in vault cash in accordance with regulatory reserve requirements.  The balance requirement was $78.0 million at December 31, 2019.  On March 26, 2020, the Federal Reserve Board eliminated the reserve requirement on deposits at the Federal Reserve so institutions could have additional liquidity to lend to customers.

At December 31, 2020, CTBI had cash accounts which exceeded federally insured limits, and therefore were not subject to FDIC insurance, with $280.7 million in deposits with the Federal Reserve, $21.3 million in deposits with US Bank, $0.4 million in deposits with Fifth Third Bank, and $3.3 million in deposits with the Federal Home Loan Bank.

3.  Securities

Debt securities are classified into held-to-maturity and available-for-sale categories.  Held-to-maturity (HTM) securities are those that CTBI has the positive intent and ability to hold to maturity and are reported at amortized cost.  Available-for-sale (AFS) securities are those that CTBI may decide to sell if needed for liquidity, asset-liability management or other reasons.  Available-for-sale securities are reported at fair value, with unrealized gains or losses included as a separate component of equity, net of tax.  As of December 31, 2020, CTBI had no held-to-maturity securities.

The amortized cost and fair value of debt securities at December 31, 2020 are summarized as follows:

Available-for-Sale

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury and government agencies	$148,507	$483	$(197)	$148,793
State and political subdivisions	133,287	7,132	(3)	140,416
U.S. government sponsored agency mortgage-backed securities	640,537	11,648	(378)	651,807
Other debt securities	56,443	10	(208)	56,245
Total available-for-sale securities	$978,774	$19,273	$(786)	$997,261

The amortized cost and fair value of debt securities at December 31, 2019 are summarized as follows:

Available-for-Sale

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury and government agencies	$171,250	$476	$(576)	$171,150
State and political subdivisions	99,403	2,941	(37)	102,307
U.S. government sponsored agency mortgage-backed securities	291,874	4,443	(1,072)	295,245
Other debt securities	31,418	0	(276)	31,142
Total available-for-sale securities	$593,945	$7,860	$(1,961)	$599,844

Held-to-Maturity

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
State and political subdivisions	$517	$0	$0	$517
Total held-to-maturity securities	$517	$0	$0	$517

The amortized cost and fair value of debt securities at December 31, 2020 by contractual maturity are shown below.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale
(in thousands)	Amortized Cost	Fair Value
Due in one year or less	$77,420	$77,424
Due after one through five years	18,480	19,005
Due after five through ten years	96,870	98,417
Due after ten years	89,024	94,363
U.S. government sponsored agency mortgage-backed securities	640,537	651,807
Other debt securities	56,443	56,245
Total debt securities	$978,774	$997,261

In 2020, we had a net securities gain of $1.8 million.  There was a net gain of $1.3 million realized on sales and calls of AFS securities, consisting of a pre-tax gain of $1.5 million and a pre-tax loss of $0.2 million, and an unrealized gain of $0.5 million from the fair market value adjustment of equity securities.  There was a net gain of $0.8 million realized in 2019 and a net loss of $0.1 million realized in 2018.
Equity Securities at Fair Value

CTBI made the election permitted by ASC 321-10-35-2 to record its Visa Class B shares at fair value.  Equity securities at fair value as of December 31, 2020 were $2.5 million, as a result of a $0.5 million increase in the fair market value in 2020.  The fair market value of equity securities increased $0.8 million in 2019.  No equity securities were sold during 2020.

 The amortized cost of securities pledged as collateral, to secure public deposits and for other purposes, was $354.5 million at December 31, 2020 and $239.1 million at December 31, 2019.

The amortized cost of securities sold under agreements to repurchase amounted to $386.6 million at December 31, 2020 and $261.5 million at December 31, 2019.

CTBI evaluates its investment portfolio on a quarterly basis for impairment.  The analysis performed as of December 31, 2020 indicates that all impairment is considered temporary, market and interest rate driven, and not credit-related.  The percentage of total debt securities with unrealized losses as of December 31, 2020 was 16.2% compared to 42.8% as of December 31, 2019.  The following tables provide the amortized cost, gross unrealized losses, and fair market value, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position as of December 31, 2020 that are not deemed to have credit losses.  As stated above, CTBI had no HTM securities as of December 31, 2020.

Available-for-Sale

(in thousands)	Amortized Cost	Gross Unrealized Losses	Fair Value
Less Than 12 Months
U.S. Treasury and government agencies	$5,604	$(7)	$5,597
State and political subdivisions	534	(3)	531
U.S. government sponsored agency mortgage-backed securities	58,463	(336)	58,127
Other debt securities	22,660	(29)	22,631
Total <12 months temporarily impaired AFS securities	87,261	(375)	86,886

12 Months or More
U.S. Treasury and government agencies	46,163	(190)	45,973
State and political subdivisions	0	0	0
U.S. government sponsored agency mortgage-backed securities	2,801	(42)	2,759
Other debt securities	26,283	(179)	26,104
Total ≥12 months temporarily impaired AFS securities	75,247	(411)	74,836

Total
U.S. Treasury and government agencies	51,767	(197)	51,570
State and political subdivisions	534	(3)	531
U.S. government sponsored agency mortgage-backed securities	61,264	(378)	60,886
Other debt securities	48,943	(208)	48,735
Total temporarily impaired AFS securities	$162,508	$(786)	$161,722

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

U.S. Treasury and Government Agencies

The unrealized losses in U.S. Treasury and government agencies were caused by interest rate changes.  The contractual terms of those investments do not permit the issuer to settle the securities at a price less than par which will equal amortized cost at maturity.  CTBI does not intend to sell the investments and it is not more likely than not that we will be required to sell the investments before recovery of their amortized cost.

State and Political Subdivisions

The unrealized losses in securities of state and political subdivisions were caused by interest rate changes.  The contractual terms of those investments do not permit the issuer to settle the securities at a price less than par which will equal amortized cost at maturity.  CTBI does not intend to sell the investments before recovery of their amortized cost and it is not more likely than not that we will be required to sell the investments before recovery of their amortized cost.

U.S. Government Sponsored Agency Mortgage-Backed Securities

The unrealized losses in U.S. government sponsored agency mortgage-backed securities were caused by interest rate changes.  CTBI expects to recover the amortized cost basis over the term of the securities.  CTBI does not intend to sell the investments and it is not more likely than not we will be required to sell the investments before recovery of their amortized cost.

Other Debt Securities

The unrealized losses in other debt securities were caused by interest rate changes.  The contractual terms of those investments do not permit the issuer to settle the securities at a price less than par which will equal amortized cost at maturity.  CTBI does not intend to sell the investments and it is not more likely than not that we will be required to sell the investments before recovery of their amortized cost.

4.  Loans

Major classifications of loans, net of unearned income, deferred loan origination fees and costs, and net premiums on acquired loans, are summarized as follows:

(in thousands)	December 31 2020
Hotel/motel	$260,699
Commercial real estate residential	287,928
Commercial real estate nonresidential	743,238
Dealer floorplans	69,087
Commercial other	279,908
Commercial unsecured SBA PPP	252,667
Commercial loans	1,893,527

Real estate mortgage	784,559
Home equity lines	103,770
Residential loans	888,329

Consumer direct	152,304
Consumer indirect	620,051
Consumer loans	772,355

Loans and lease financing	$3,554,211

(in thousands)	December 31 2019
Commercial construction	$104,809
Commercial secured by real estate	1,169,975
Equipment lease financing	481
Commercial other	389,683
Real estate construction	63,350
Real estate mortgage	733,003
Home equity	111,894
Consumer direct	148,051
Consumer indirect	527,418
Total loans	$3,248,664

The segments presented for December 31, 2020 reflect the implementation of ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, while the December 31, 2019 totals are presented under the previous incurred loss model.  CTB adopted ASC 326 for all financial assets measured at amortized cost and off-balance sheet credit exposures.  Results of reporting periods beginning January 1, 2020 are presented under ASC 326 while prior period amounts continue to be reported in accordance with previously applicable GAAP.

The loan portfolios presented above are net of unearned fees and unamortized premiums.  Unearned fees included above totaled $9.3 million as of December 31, 2020 and $2.3 million as of December 31, 2019 while the unamortized premiums on the indirect lending portfolio totaled $23.8 million as of December 31, 2020 and $20.6 million as of December 31, 2019.
CTBI has segregated and evaluates its loan portfolio through ten portfolio segments with similar risk characteristics. CTBI serves customers in small and mid-sized communities in eastern, northeastern, central, and south central Kentucky, southern West Virginia, and northeastern Tennessee.  Therefore, CTBI’s exposure to credit risk is significantly affected by changes in these communities.

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

Dealer floorplans have historically been reviewed by management as a separate segment of the commercial loan portfolio; although, for reporting to the Securities and Exchange Commission, they were combined within the commercial other segment. With the implementation of ASU No. 2016-13, CTBI segmented dealer floorplans separately as they are a unique product with unique risk factors.  The primary unique factor relevant to dealer floorplans is the ability of the borrower to misappropriate funds provided at the point of sale as their floorplan is collateralized under a blanket security agreement and without specific liens on individual units.  This risk is mitigated by the use of periodic inventory audits.  These audits are performed monthly and follow up is required on any out of compliance items identified.  These audits are subject to increasing frequency when fact patterns suggest more scrutiny is required.

Commercial other loans consist of agricultural loans, receivable financing, loans to financial institutions, loans for purchasing or carrying securities, and other commercial purpose loans.  Commercial loans are underwritten based on the borrower’s ability to service debt from the business’s underlying cash flows.  As a general practice, we obtain collateral such as equipment, or other assets, although such loans may be uncollateralized but guaranteed.

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

Not included in the loan balances above were loans held for sale in the amount of $23.3 million at December 31, 2020 and $1.2 million at December 31, 2019.

The following table presents the balance in the allowance for credit losses (“ACL”) for the year ended December 31, 2020:

	Year Ended December 31, 2020
(in thousands)	Hotel/ Motel	Commercial Real Estate Residential	Commercial Real Estate Nonresidential	Dealer Floorplans	Commercial Other	Real Estate Mortgage	Home Equity	Consumer Direct	Consumer Indirect	Total
ACL
Beginning balance, prior to adoption of ASC 326	$3,371	$3,439	$8,515	$802	$5,556	$4,604	$897	$1,711	$6,201	$35,096
Impact of adoption of ASC 326	170	(721)	119	820	(391)	1,893	(75)	(40)	1,265	3,040
Provision charged to expense	2,858	1,772	3,303	(214)	2,040	1,584	16	609	4,079	16,047
Losses charged off	(43)	(182)	(941)	(26)	(3,339)	(321)	(4)	(927)	(4,670)	(10,453)
Recoveries	0	156	90	0	423	72	10	510	3,031	4,292
Ending balance	$6,356	$4,464	$11,086	$1,382	$4,289	$7,832	$844	$1,863	$9,906	$48,022

The following table presents details of the allowance for loan and lease losses (“ALLL”) segregated by loan portfolio segment as of December 31, 2019, calculated in accordance with our prior incurred loss methodology described in our 2019 Form 10-K.

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

With the continued impact of the global COVID-19 pandemic and the fact that there is no immediate end foreseen, this has been identified as a significant specific event that could impact our customers’ ability to pay.  CTBI added a new factor during the year as an allocation to recognize when there are significant events occurring that could impact the loan portfolio.  Management noted that the qualitative factors for current delinquency trends and our levels of nonperforming loans were driving a reduction in the overall calculation for our ACL.  Management was concerned that these factors may have been artificially influenced by the current credit environment and the number of loans that have received payment deferrals.  Given this uncertainty, management elected to include this new significant event qualitative factor to anticipate continued impact of COVID-19 once further deferments are no longer available and SBA Payroll Protection Programs end.

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

Allocations to the allowance for credit losses for the year ended December 31, 2020 totaled $16.0 million, an increase of $11.2 million from December 31, 2019.  The implementation of ASC 326 increased our reserves $3.0 million on January 1, 2020.  The 2020 economic decline, as well as increases to CTBI’s forecast factors for expected continued decline in hotel/motel, lessors of nonresidential properties, and lessors of residential properties industries over the forecast period, was the primary driver of the increase in the ACL.  Our reserve coverage (allowance for credit losses to nonperforming loans) at December 31, 2020 was 180.7% compared to the allowance for loan and lease losses to nonperforming loans of 104.4% at December 31, 2019.  Our credit loss reserve as a percentage of total loans outstanding at December 31, 2020 was at 1.35% above the allowance for loan loss reserve incurred loss model of 1.08% from December 31, 2019.

Refer to Note 1 to the condensed consolidated financial statements for further information regarding our nonaccrual policy. Nonaccrual loans segregated by class of loans for both December 31, 2020 and 2019 and loans 90 days past due and still accruing for December 31, 2020 only, segregated by class of loans were as follows:

	December 31, 2020
(in thousands)	Nonaccrual Loans with No ACL	Nonaccrual Loans with ACL	90+ and Still Accruing	Total Nonperforming Loans

Hotel/motel	$0	$0	$0	$0
Commercial real estate residential	0	1,225	4,776	6,001
Commercial real estate nonresidential	0	1,424	7,852	9,276
Commercial other	0	867	269	1,136
Total commercial loans	0	3,516	12,897	16,413

Real estate mortgage	0	5,346	3,420	8,766
Home equity lines	0	582	392	974
Total residential loans	0	5,928	3,812	9,740

Consumer direct	0	0	71	71
Consumer indirect	0	0	353	353
Total consumer loans	0	0	424	424

Loans and lease financing	$0	$9,444	$17,133	$26,577

CTBI recognized $31 thousand in interest income on the above nonaccrual loans for the year ended December 31, 2020.

(in thousands)	December 31, 2019
Commercial:
Commercial construction	$230
Commercial secured by real estate	3,759
Commercial other	3,839

Residential:
Real estate construction	634
Real estate mortgage	4,821
Home equity	716
Total nonaccrual loans	$13,999

The following tables present CTBI’s loan portfolio aging analysis, segregated by class, as of December 31, 2020 and December 31, 2019 (includes loans 90 days past due and still accruing as well):

	December 31, 2020
(in thousands)	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Current	Total Loans
Hotel/motel	$0	$0	$0	$0	$260,699	$260,699
Commercial real estate residential	722	413	5,577	6,712	281,216	287,928
Commercial real estate nonresidential	1,199	0	8,703	9,902	733,336	743,238
Dealer floorplans	0	0	0	0	69,087	69,087
Commercial other	658	136	835	1,629	278,279	279,908
Commercial unsecured SBA PPP	0	0	0	0	252,667	252,667
Total commercial loans	2,579	549	15,115	18,243	1,875,284	1,893,527

Real estate mortgage	1,784	3,501	6,897	12,182	772,377	784,559
Home equity lines	509	305	919	1,733	102,037	103,770
Total residential loans	2,293	3,806	7,816	13,915	874,414	888,329

Consumer direct	659	87	71	817	151,487	152,304
Consumer indirect	2,960	973	353	4,286	615,765	620,051
Total consumer loans	3,619	1,060	424	5,103	767,252	772,355

Loans and lease financing	$8,491	$5,415	$23,355	$37,261	$3,516,950	$3,554,211

	December 31, 2019
(in thousands)	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Current	Total Loans	90+ and Accruing*
Commercial:
Commercial construction	$118	$0	$467	$585	$104,224	$104,809	$237
Commercial secured by real estate	2,734	5,969	12,366	21,069	1,148,906	1,169,975	8,820
Equipment lease financing	0	0	0	0	481	481	0
Commercial other	880	284	6,267	7,431	382,252	389,683	2,586
Residential:
Real estate construction	117	52	634	803	62,547	63,350	0
Real estate mortgage	774	5,376	10,320	16,470	716,533	733,003	7,088
Home equity	1,084	412	736	2,232	109,662	111,894	344
Consumer:
Consumer direct	945	230	97	1,272	146,779	148,051	97
Consumer indirect	4,037	909	447	5,393	522,025	527,418	448
Loans and lease financing	$10,689	$13,232	$31,334	$55,255	$3,193,409	$3,248,664	$19,620

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

Dealer floorplans have historically been reviewed by management as a separate segment of the commercial loan portfolio; although, for reporting to the Securities and Exchange Commission, they were combined within the commercial other segment. With the implementation of ASU No. 2016-13, CTBI segmented dealer floorplans separately as they are a unique product with unique risk factors.  CTBI maintains strict processing procedures over its floorplan product with any exceptions requested by a loan officer approved by the appropriate loan committee and the floorplan manager.

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

CTBI’s participation in the CARES Act PPP loan program has resulted in a new loan segment of unsecured commercial other loans that are one hundred percent SBA guaranteed.  These loans, which are subject to forgiveness, have maturities of either two or three to five years, depending on when the loans were made.  These loans currently have no allowance for credit losses.

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

Credit Quality Indicators

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

The following tables present the credit risk profile of CTBI’s commercial loan portfolio based on rating category and payment activity, segregated by class of loans and based on last credit decision or year of origination:

	Term Loans Amortized Cost Basis by Origination Year
(in thousands)	2020	2019	2018	2017	2016	Prior	Revolving Loans	Total
Hotel/motel
Risk rating:
Pass	$11,507	$70,504	$27,453	$39,651	$6,357	$22,372	$0	$177,844
Watch	23,951	2,506	3,366	2,102	16,740	7,422		56,087
OAEM	0	1,993	9,576	0	0	0	0	11,569
Substandard	0	0	0	1,113	8,840	5,246	0	15,199
Doubtful	0	0	0	0	0	0	0	0
Total hotel/motel	$35,458	$75,003	$40,395	$42,866	$31,937	$35,040	$0	$260,699

Commercial real estate residential
Risk rating:
Pass	$85,403	$39,238	$29,179	$17,390	$21,272	$46,419	$10,470	$249,371
Watch	1,714	2,214	2,438	2,962	4,520	5,306	182	19,336
OAEM	1,921	1,361	323	142	129	0	0	3,876
Substandard	4,301	606	1,991	4,076	1,108	3,263	0	15,345
Doubtful	0	0	0	0	0	0	0	0
Total commercial real estate residential	$93,339	$43,419	$33,931	$24,570	$27,029	$54,988	$10,652	$287,928

Commercial real estate nonresidential
Risk rating:
Pass	$125,205	$97,204	$77,685	$80,416	$100,740	$165,839	$25,524	$672,613
Watch	5,133	3,175	5,075	6,366	3,020	11,046	601	34,416
OAEM	0	887	68	0	0	3,382	115	4,452
Substandard	7,254	6,152	3,471	2,462	1,358	10,817	215	31,729
Doubtful	0	0	0	0	0	28	0	28
Total commercial real estate nonresidential	$137,592	$107,418	$86,299	$89,244	$105,118	$191,112	$26,455	$743,238

Dealer floorplans
Risk rating:
Pass	$0	$0	$0	$0	$0	$0	$68,610	$68,610
Watch	0	0	0	0	0	0	477	477
OAEM	0	0	0	0	0	0	0	0
Substandard	0	0	0	0	0	0	0	0
Doubtful	0	0	0	0	0	0	0	0
Total dealer floorplans	$0	$0	$0	$0	$0	$0	$69,087	$69,087

Commercial other
Risk rating:
Pass	$75,014	$26,385	$33,825	$13,975	$6,225	$22,733	$78,547	$256,704
Watch	2,888	378	1,130	555	464	595	7,030	13,040
OAEM	25	0	5,056	181	367	0	124	5,753
Substandard	2,136	556	318	460	460	411	70	4,411
Doubtful	0	0	0	0	0	0	0	0
Total commercial other	$80,063	$27,319	$40,329	$15,171	$7,516	$23,739	$85,771	$279,908

Commercial unsecured SBA PPP
Risk rating:
Pass	$252,667	$0	$0	$0	$0	$0	$0	$252,667
Watch	0	0	0	0	0	0	0	0
OAEM	0	0	0	0	0	0	0	0
Substandard	0	0	0	0	0	0	0	0
Doubtful	0	0	0	0	0	0	0	0
Total commercial unsecured SBA PPP	$252,667	$0	$0	$0	$0	$0	$0	$252,667

Commercial loans
Risk rating:
Pass	$549,796	$233,331	$168,142	$151,432	$134,594	$257,363	$183,151	$1,677,809
Watch	33,686	8,273	12,009	11,985	24,744	24,369	8,290	123,356
OAEM	1,946	4,241	15,023	323	496	3,382	239	25,650
Substandard	13,691	7,314	5,780	8,111	11,766	19,737	285	66,684
Doubtful	0	0	0	0	0	28	0	28
Total commercial loans	$599,119	$253,159	$200,954	$171,851	$171,600	$304,879	$191,965	$1,893,527

(in thousands)	Commercial Construction	Commercial Secured by Real Estate	Equipment Leases	Commercial Other	Total
December 31, 2019
Pass	$98,102	$1,036,573	$481	$358,203	$1,493,359
Watch	3,595	54,338	0	13,618	71,551
OAEM	254	27,964	0	6,065	34,283
Substandard	2,858	51,068	0	11,737	65,663
Doubtful	0	32	0	60	92
Total	$104,809	$1,169,975	$481	$389,683	$1,664,948

The following tables present the credit risk profile of CTBI’s residential real estate and consumer loan portfolios based on performing or nonperforming status, segregated by class:

	Term Loans Amortized Cost Basis by Origination Year
	2020	2019	2018	2017	2016	Prior	Revolving Loans	Total
Home equity lines
Performing	$0	$0	$0	$0	$23	$12,049	$90,724	$102,796
Nonperforming	0	0	0	0	0	585	389	974
Total home equity lines	$0	$0	$0	$0	$23	$12,634	$91,113	$103,770

Mortgage loans
Performing	$214,629	$119,301	$56,812	$60,915	$48,253	$275,883	$0	$775,793
Nonperforming	0	436	303	314	352	7,361	0	8,766
Total mortgage loans	$214,629	$119,737	$57,115	$61,229	$48,605	$283,244	$0	$784,559

Residential loans
Performing	$214,629	$119,301	$56,812	$60,915	$48,276	$287,932	$90,724	$878,589
Nonperforming	0	436	303	314	352	7,946	389	9,740
Total residential loans	$214,629	$119,737	$57,115	$61,229	$48,628	$295,878	$91,113	$888,329

Consumer direct loans
Performing	$72,677	$32,993	$18,461	$9,157	$6,581	$12,364	$0	$152,233
Nonperforming	7	57	0	7	0	0	0	71
Total consumer direct loans	$72,684	$33,050	$18,461	$9,164	$6,581	$12,364	$0	$152,304

Consumer indirect loans
Performing	$301,494	$135,123	$100,482	$50,665	$23,777	$8,157	$0	$619,698
Nonperforming	27	115	118	52	30	11	0	353
Total consumer indirect loans	$301,521	$135,238	$100,600	$50,717	$23,807	$8,168	$0	$620,051

Consumer loans
Performing	$374,171	$168,116	$118,943	$59,822	$30,358	$20,521	$0	$771,931
Nonperforming	34	172	118	59	30	11	0	424
Total consumer loans	$374,205	$168,288	$119,061	$59,881	$30,388	$20,532	$0	$772,355

(in thousands)	Real Estate Construction	Real Estate Mortgage	Home Equity	Consumer Direct	Consumer Indirect	Total
December 31, 2019
Performing	$62,716	$721,094	$110,834	$147,954	$526,970	$1,569,568
Nonperforming	634	11,909	1,060	97	448	14,148
Total	$63,350	$733,003	$111,894	$148,051	$527,418	$1,583,716

A loan is considered nonperforming if it is 90 days or more past due and/or on nonaccrual.

The total of consumer mortgage loans secured by real estate properties for which formal foreclosure proceedings began, but have been suspended, was $2.9 million at December 31, 2020.  The total of consumer mortgage loans secured by real estate properties for which formal foreclosure proceedings were in process at December 31, 2019 was $2.4 million.

In accordance with ASC 326-20-30-2, if a loan does not share risk characteristics with other pooled loans in determining the allowance for credit losses, the loan shall be evaluated for expected credit losses on an individual basis. Of the loans that CTBI has individually evaluated, the loans listed below by segment are those that are collateral dependent:

	December 31, 2020
(in thousands)	Number of Loans	Recorded Investment	Specific Reserve
Hotel/motel	5	$26,194	$250
Commercial real estate residential	4	7,833	0
Commercial real estate nonresidential	12	24,497	200
Commercial other	1	5,050	0
Total collateral dependent loans	22	$63,574	$450

The hotel/motel, commercial real estate residential, and commercial real estate nonresidential segments are all collateralized with real estate.  The one loan listed in the commercial other segment is collateralized by various chattel and real estate collateral with $5.1 million collateralized by a leasehold mortgage and assignment of lease on commercial property as well as furniture, fixtures, and equipment of the leasehold property.

Prior to the adoption of ASC 326 on January 1, 2020, loans were reported as impaired when, based on then current information and events, it was probable we would be unable to collect all amounts due in accordance with the original contractual terms of the loan agreement, including scheduled principal and interest payments.  If a loan was impaired, a specific valuation allowance was allocated, if necessary, so that the loan was reported at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment was expected solely from the collateral.  The following table presents impaired loans, the average investment in impaired loans, and interest income recognized on impaired loans for the years ended December 31, 2019 and 2018.

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

Certain loans have been modified in troubled debt restructurings, where economic concessions were granted to borrowers consisting of reductions in the interest rates, payment extensions, forgiveness of principal, and forbearances.  Presented below, segregated by class of loans, are troubled debt restructurings that occurred during the years ended December 31, 2020 and 2019:

	Year Ended December 31, 2020
	Pre-Modification Outstanding Balance
(in thousands)	Number of Loans	Term Modification	Combination	Total Modification
Commercial real estate residential	12	$4,694	$1,809	$6,503
Commercial real estate nonresidential	18	7,295	782	8,077
Hotel/motel	1	1,113	0	1,113
Commercial other	12	637	53	690
Total commercial loans	43	13,739	2,644	16,383

Real estate mortgage	4	1,496	0	1,496
Total residential loans	4	1,496	0	1,496

Total troubled debt restructurings	47	$15,235	$2,644	$17,879

	Year Ended December 31, 2020
	Post-Modification Outstanding Balance
(in thousands)	Number of Loans	Term Modification	Combination	Total Modification
Commercial real estate residential	12	$4,696	$1,809	$6,505
Commercial real estate nonresidential	18	7,349	782	8,131
Hotel/motel	1	1,113	0	1,113
Commercial other	12	571	51	622
Total commercial loans	43	13,729	2,642	16,371

Real estate mortgage	4	1,479	0	1,479
Total residential loans	4	1,479	0	1,479

Total troubled debt restructurings	47	$15,208	$2,642	$17,850

	Year Ended December 31, 2019
(in thousands)	Number of Loans	Term Modification	Rate Modification	Combination	Post- Modification Outstanding Balance
Commercial:
Commercial secured by real estate	17	$6,105	$0	$679	$6,784
Commercial other	17	1,565	0	264	1,829
Residential:
Real estate mortgage	1	463	0	0	463
Total troubled debt restructurings	35	$8,133	$0	$943	$9,076

No charge-offs have resulted from modifications for any of the presented periods.  We had commitments to extend additional credit in the amount of $85 thousand and $82 thousand at December 31, 2020 and 2019 respectively, on loans that were considered troubled debt restructurings.

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

(in thousands)	Year Ended December 31, 2020
	Number of Loans	Recorded Balance
Commercial:
Commercial other	3	$368
Total defaulted restructured loans	3	$368

(in thousands)	Year Ended December 31, 2019
	Number of Loans	Recorded Balance
Commercial:
Commercial construction	0	$0
Commercial secured by real estate	1	30
Commercial other	1	34

Residential:
Real estate mortgage	1	463
Total defaulted restructured loans	3	$527

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

The following table presents the components of mortgage banking income:

(in thousands) Year Ended December 31	2020	2019	2018
Net gain on sale of mortgage loans held for sale	$7,226	$1,746	$1,288
Net loan servicing income (expense):
Servicing fees	1,515	1,297	1,275
Late fees	52	72	73
Ancillary fees	1,310	190	282
Fair value adjustments	(1,064)	(975)	(343)
Net loan servicing income	1,813	584	1,287
Mortgage banking income	$9,039	$2,330	$2,575

Mortgage loans serviced for others are not included in the accompanying balance sheets.  Loans serviced for the benefit of others (primarily FHLMC) totaled $650 million, $486 million, and $462 million at December 31, 2020, 2019, and 2018, respectively.  Servicing loans for others generally consist of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors, and processing foreclosures.  Custodial escrow balances maintained in connection with the foregoing loan servicing, and included in demand deposits, were approximately $2.0 million, $1.4 million, and $1.0 million at December 31, 2020, 2019, and 2018, respectively.

Activity for capitalized mortgage servicing rights using the fair value method is as follows:

(in thousands)	2020	2019	2018
Fair value of MSRs, beginning of year	$3,263	$3,607	$3,484
New servicing assets created	1,869	631	466
Change in fair value during the year due to:
Time decay (1)	(135)	(167)	(189)
Payoffs (2)	(766)	(293)	(227)
Changes in valuation inputs or assumptions (3)	(163)	(515)	73
Fair value of MSRs, end of year	$4,068	$3,263	$3,607

(1)	Represents decrease in value due to regularly scheduled loan principal payments and partial loan paydowns.
(2)	Represents decrease in value due to loans that paid off during the period.
(3)	Represents change in value resulting from market-driven changes in interest rates.

The fair values of capitalized mortgage servicing rights were $4.1 million, $3.3 million, and $3.6 million at December 31, 2020, 2019, and 2018, respectively.  Fair values for the years ended December 31, 2020, 2019, and 2018 were determined by third-party valuations with a resulting 10.1% average discount rate over the last three years, respectively, and weighted average default rates of 1.67%, 2.69%, and 2.57%, respectively.  Prepayment speeds generated using the Andrew Davidson Prepayment Model averaged 15.7%, 11.7%, and 9.5% at December 31, 2020, 2019, and 2018, respectively.  MSR values are very sensitive to movement in interest rates as expected future net servicing income depends on the projected balance of the underlying loans, which can be greatly impacted by the level of prepayments.  CTBI does not currently hedge against changes in the fair value of its MSR portfolio.

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

Activity for related party extensions of credit during 2020 and 2019 is as follows:

(in thousands)	2020	2019
Related party extensions of credit, beginning of year	$37,816	$19,463
New loans and advances on lines of credit	2,193	1
Repayments	(1,948)	(1,686)
Increase due to changes in related parties	0	20,038
Related party extensions of credit, end of year	$38,061	$37,816

The aggregate balances of related party deposits at December 31, 2020 and 2019 were $23.4 million and $20.9 million, respectively.

A director of CTBI is a shareholder in a law firm that provided services to CTBI and its subsidiaries during the years 2020, 2019, and 2018.  Approximately $0.8 million in legal fees and $0.1 million in expenses paid on behalf of CTBI, $0.9 million total, were paid to this law firm during 2020.  A refund was issued for several years of adjustments reducing the total paid in 2020 to $0.6 million.  Approximately $1.1 million in legal fees and $0.1 million in expenses, $1.2 million total, were paid during 2019, and approximately $1.1 million in legal fees and $0.1 million in expenses, $1.2 million total, were paid during 2018.

7.  Premises and Equipment

Premises and equipment are summarized as follows:

(in thousands) December 31	2020	2019
Land and buildings	$80,959	$80,552
Leasehold improvements	4,805	4,805
Furniture, fixtures, and equipment	40,615	39,964
Construction in progress	498	75
Total premises and equipment	126,877	125,396
Less accumulated depreciation and amortization	(84,876)	(81,350)
Premises and equipment, net	$42,001	$44,046

Depreciation and amortization of premises and equipment for 2020, 2019, and 2018 was $3.5 million, $3.8 million, and $3.8 million, respectively.

8.  Other Real Estate Owned

Activity for other real estate owned was as follows:

(in thousands)	2020	2019
Beginning balance of other real estate owned	$19,480	$27,273
New assets acquired	4,446	3,384
Fair value adjustments	(1,454)	(4,253)
Sale of assets	(14,778)	(6,924)
Ending balance of other real estate owned	$7,694	$19,480

Carrying costs and fair value adjustments associated with foreclosed properties were $2.7 million, $5.5 million, and $4.3 million for 2020, 2019, and 2018, respectively.  See note 1 for a description of our accounting policies relative to foreclosed properties and other real estate owned.

The major classifications of foreclosed properties are shown in the following table:

(in thousands) December 31	2020	2019
1-4 family	$1,888	$3,630
Construction/land development/other	1,069	10,211
Multifamily	88	88
Non-farm/non-residential	4,649	5,551
Total foreclosed properties	$7,694	$19,480

9.  Deposits

Major classifications of deposits are categorized as follows:

(in thousands) December 31	2020	2019
Noninterest bearing deposits	$1,140,925	$865,760
Interest bearing demand deposits	78,308	51,179
Money market deposits	1,228,742	985,322
Savings	527,436	404,151
Certificates of deposit and other time deposits of $100,000 or more	606,223	597,628
Certificates of deposit and other time deposits less than $100,000	434,448	501,532
Total deposits	$4,016,082	$3,405,572

Certificates of deposit and other time deposits of $250,000 or more at December 31, 2020 and 2019 were $234.9 million and $227.7 million, respectively.  Wholesale brokered deposits at December 31, 2019 were $37.1 million. As of December 31, 2020, we no longer had wholesale brokered deposits outstanding.

Maturities of certificates of deposits and other time deposits are presented below:

	Maturities by Period at December 31, 2020
(in thousands)	Total	Within 1 Year	2 Years	3 Years	4 Years	5 Years	After 5 Years
Certificates of deposit and other time deposits of $100,000 or more	$606,223	$477,852	$60,412	$23,079	$26,430	$18,450	$0
Certificates of deposit and other time deposits less than $100,000	434,448	353,757	34,505	20,347	15,949	9,623	267
Total maturities	$1,040,671	$831,609	$94,917	$43,426	$42,379	$28,073	$267

10.  Borrowings

Short-term debt is categorized as follows:

(in thousands) December 31	2020	2019
Repurchase agreements	$355,862	$226,917
Federal funds purchased	500	7,906
Total short-term debt	$356,362	$234,823

All federal funds purchased mature and reprice daily.  See note 11 for information regarding the maturities of our repurchase agreements.  The average rates paid for federal funds purchased and repurchase agreements on December 31, 2020 were 0.00%% and 0.34%, respectively.

The maximum balance for repurchase agreements at any month-end during 2020 occurred at November 30, 2020, with a month-end balance of $373.4 million.  The average balance of repurchase agreements for the year was $290.5 million.

Long-term debt is categorized as follows:

(in thousands) December 31	2020	2019
Junior subordinated debentures, 1.82%, due 6/1/37	$57,841	$57,841

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

On November 27, 2020, the coupon rate was set at 1.82% for the March 1, 2021 distribution date, which was based on the three-month LIBOR rate as of November 27, 2020 of 0.23% plus 1.59%.

11.  Repurchase Agreements

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

We monitor collateral levels on a continuous basis and maintain records of each transaction specifically describing the applicable security and the counterparty’s fractional interest in that security, and we segregate the security from its general assets in accordance with regulations governing custodial holdings of securities.  The primary risk with our repurchase agreements is market risk associated with the securities securing the transactions, as we may be required to provide additional collateral based on fair value changes of the underlying securities.  Securities pledged as collateral under repurchase agreements are maintained with our safekeeping agents.  The carrying value of investment securities available-for-sale pledged as collateral under repurchase agreements totaled $397.4 million and $264.9 million at December 31, 2020 and December 31, 2019, respectively.

The remaining contractual maturity of the securities sold under agreements to repurchase by class of collateral pledged included in the accompanying consolidated balance sheets as of December 31, 2020 and December 31, 2019 is presented in the following tables:

	December 31, 2020
	Remaining Contractual Maturity of the Agreements
(in thousands)	Overnight and Continuous	Up to 30 days	30-90 days	Greater Than 90 days	Total
Repurchase agreements and repurchase-to-maturity transactions:
U.S. Treasury and government agencies	$8,777	$0	$2,831	$31,800	$43,408
State and political subdivisions	54,639	0	1,132	21,421	77,192
U.S. government sponsored agency mortgage-backed securities	33,040	0	101,037	101,185	235,262
Total	$96,456	$0	$105,000	$154,406	$355,862

	December 31, 2019
	Remaining Contractual Maturity of the Agreements
(in thousands)	Overnight and Continuous	Up to 30 days	30-90 days	Greater Than 90 days	Total
Repurchase agreements and repurchase-to-maturity transactions:
U.S. Treasury and government agencies	$15,001	$0	$3,479	$58,953	$77,433
State and political subdivisions	51,193	0	1,768	11,165	64,126
U.S. government sponsored agency mortgage-backed securities	35,480	0	1,996	47,882	85,358
Total	$101,674	$0	$7,243	$118,000	$226,917

12.  Advances from Federal Home Loan Bank

Federal Home Loan Bank advances consisted of the following monthly amortizing borrowings at December 31:

(in thousands)	2020	2019
Monthly amortizing	$395	$415
Total FHLB advances	$395	$415

The advances from the FHLB that require monthly principal payments were due for repayment as follows:

	Principal Payments Due by Period at December 31, 2020
(in thousands)	Total	Within 1 Year	2 Years	3 Years	4 Years	5 Years	After 5 Years
Outstanding advances, weighted average interest rate – 0.06%	$395	$22	$20	$21	$20	$21	$291

At December 31, 2020, CTBI had monthly amortizing FHLB advances totaling $0.4 million at a weighted average interest rate of 0.06%.

Advances totaling $0.4 million at December 31, 2020 were collateralized by FHLB stock of $10.0 million and a blanket lien on qualifying 1-4 family first mortgage loans.  As of December 31, 2020, CTBI had a $531.4 million FHLB borrowing capacity with $0.4 million in advances and $53.8 million in letters of credit used for public fund pledging leaving $477.2 million available for additional advances.  The advances had fixed interest rates of 0.00%% and 2.00% with a weighted average rate of 0.06%.  The advances are subject to restrictions or penalties in the event of prepayment.

13.  Income Taxes

The components of the provision for income taxes, exclusive of tax effect of unrealized AFS securities gains and losses, are as follows:

(in thousands)	2020	2019	2018
Current federal income tax expense	$12,884	$8,351	$11,042
Current state income tax expense	786	513	518
Deferred income tax expense (benefit)	(2,900)	2,030	(246)
Effect of Kentucky tax legislation benefit	(9)	(3,442)	0
Total income tax expense	$10,761	$7,452	$11,314

A reconciliation of income tax expense at the statutory rate to our actual income tax expense is shown below:

(in thousands)	2020		2019		2018
Computed at the statutory rate	$14,755	21.00%	$15,118	21.00%	$14,814	21.00%
Adjustments resulting from:
Tax-exempt interest	(547)	(0.78)	(563)	(0.78)	(673)	(0.95)
Housing and new markets credits	(4,194)	(5.97)	(4,471)	(6.21)	(2,635)	(3.73)
Dividends received deduction	0	-	0	-	(9)	(0.01)
Bank owned life insurance	(277)	(0.39)	(284)	(0.39)	(599)	(0.85)
ESOP dividend deduction	(221)	(0.32)	(203)	(0.28)	(188)	(0.27)
Stock option exercises and restricted stock vesting	(10)	(0.01)	(10)	(0.01)	(39)	(0.06)
Effect of KY tax legislation	(7)	(0.01)	(2,719)	(3.78)	0	-
State income taxes	621	0.88	405	0.56	409	0.58
Split dollar life insurance	529	0.75	0	-	0	-
Other	112	0.16	179	0.24	234	0.33
Total	$10,761	15.31%	$7,452	10.35%	$11,314	16.04%

The components of the net deferred tax liability as of December 31 are as follows:

(in thousands)	2020	2019
Deferred tax assets:
Allowance for credit/loan and lease losses*	$11,982	$8,757
Interest on nonaccrual loans	471	485
Accrued expenses	1,444	1,100
Allowance for other real estate owned	593	1,437
State net operating loss carryforward	3,975	3,786
Lease liabilities	3,468	3,859
Other	470	294
Total deferred tax assets	22,403	19,718

Deferred tax liabilities:
Depreciation and amortization	(15,006)	(15,048)
FHLB stock dividends	(1,245)	(1,441)
Loan fee income	(238)	(656)
Mortgage servicing rights	(1,015)	(814)
Unrealized gains on AFS securities	(4,807)	(1,534)
Limited partnership investments	(414)	(326)
Right of use assets	(3,297)	(3,698)
Other	(1,068)	(1,101)
Total deferred tax liabilities	(27,090)	(24,618)

Beginning balance for valuation allowance for deferred tax asset	210	3,957
Change in valuation allowance	(210)	(3,747)
Ending balance for valuation allowance for deferred tax asset	0	210

Net deferred tax liability	$(4,687)	$(5,110)

*Effective January 1, 2020, the allowance for loan and lease losses became the allowance for credit losses with the implementation of ASU 2016-13, commonly referred to as CECL.

In 2020 and 2019, CTBI recognized a tax benefit of $9 thousand and $3.4 million respectively, as a result of the tax legislation enacted by the Commonwealth of Kentucky.  As a result of HB 458 on combined reporting, CTBI recorded a deferred tax asset for the Kentucky net operating loss carryforward.  The losses are expected to be utilized when CTBI begins filing a combined Kentucky income tax return with CTB and CTIC.  The loss carryforward is $100.6 million and expires over varying periods through 2040.

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

With a few exceptions, CTBI is no longer subject to U.S. federal tax examinations by tax authorities for years before 2017, and state and local income tax examinations by tax authorities for years before 2016.  For federal tax purposes, CTBI recognizes interest and penalties on income taxes as a component of income tax expense.

CTBI files consolidated income tax returns with its subsidiaries.

14.  Employee Benefits

CTBI maintains two separate retirement savings plans, a 401(k) Plan and an Employee Stock Ownership Plan (“ESOP”).

The 401(k) Plan is available to all employees (age 21 and over) who are credited with one year of service (12 consecutive month period with at least 1,000 hours).  Participants in the plan have the option to contribute from 1% to 20% of their annual compensation.  CTBI matches 50% of participant contributions up to 8% of gross pay. CTBI may, at its discretion, contribute an additional percentage of covered employees’ compensation.  CTBI’s matching contributions were $1.2 million, $1.1 million, and $1.1 million for the three years ended December 31, 2020, 2019 and 2018; respectively. The 401(k) Plan owned 479,489, 424,591, and 416,360 shares of CTBI’s common stock at December 31, 2020, 2019, and 2018, respectively.  Substantially all shares owned by the 401(k) Plan were allocated to employee accounts on those dates. The market price of the shares at the date of allocation is essentially the same as the market price at the date of purchase.

The ESOP has the same entrance requirements as the 401(k) Plan above.  CTBI currently contributes 4% of covered employees’ compensation to the ESOP.  The ESOP uses the contributions to acquire shares of CTBI’s common stock.  CTBI’s contributions to the ESOP were $1.8 million, $1.7 million and $1.6 million for the three years ended December 31, 2020, 2019 and 2018; respectively.  The ESOP owned 778,269, 738,212, and 726,327 shares of CTBI’s common stock at December 31, 2020, 2019, and 2018, respectively.  Substantially all shares owned by the ESOP were allocated to employee accounts on those dates.  The market price of the shares at the date of allocation is essentially the same as the market price at the date of purchase.

Stock-Based Compensation:

As of December 31, 2020, CTBI maintained one active and one inactive incentive stock ownership plans covering key employees.  The 2015 Stock Ownership Incentive Plan (“2015 Plan”) was approved by the Board of Directors and the Shareholders in 2015.  The 2006 Stock Ownership Incentive Plan (“2006 Plan”) was approved by the Board of Directors and the Shareholders in 2006.  The 2006 Plan was rendered inactive as of April 28, 2015. The 2015 Plan has 550,000 shares authorized, 459,852 of which were available at December 31, 2020.  Shares issuable pursuant to awards which were granted under the prior plans on or before their respective expiration or termination dates will be issued from the remaining shares reserved for issuance under the prior plans. The shares of common stock reserved for issuance under the prior plans in excess of the number of shares as to which options or other benefits are awarded thereunder, and any shares as to which options or other benefits granted under the prior plans may lapse, expire, terminate or be canceled, will not be reserved and available for issuance or reissuance under the 2015 Plan. The following table provides detail of the number of shares to be issued upon exercise of outstanding stock-based awards and remaining shares available for future issuance under all of CTBI’s equity compensation plans as of December 31, 2020:

Plan Category (shares in thousands)	Number of Shares to Be Issued Upon Exercise	Weighted Average Price	Shares Available for Future Issuance
Equity compensation plans approved by shareholders:
Stock options	20	$32.27	460(a	)
Restricted stock	(c)	(b)	(a)
Performance units	(d)	(b)	(a)
Stock appreciation rights (“SARs”)	(e)	(b)	(a)
Total			460

(a)
Under the 2015 Plan, 550,000 shares are authorized for issuance; 94,453 have been issued as of December 31, 2020  In January of 2016, 18,069 restricted stock shares were issued under the terms of the 2015 Plan pursuant to awards granted under the 2006 Plan.  Additional shares will not be issued pursuant to awards granted from prior plans.

(b)	Not applicable
(c)	The maximum number of shares of restricted stock that may be granted is 550,000 shares, and the maximum that may be granted to a participant during any calendar year is 75,000 shares.
(d)
 No performance units payable in stock had been issued as of December 31, 2020.  The maximum payment that can be made pursuant to performance units granted to any one participant in any calendar year is $1,000,000.

(e)	No SARS have been issued. The maximum number of shares with respect to which SARs may be granted to a participant during any calendar year is 100,000 shares.

The following table details the shares available for future issuance under the 2015 Plan at December 31, 2020.

Plan Category	Shares Available for Future Issuance
Shares available at January 1, 2020	481,396
Stock option grants	0
Restricted stock grants	(21,544)
Forfeitures	0
Shares available for future issuance at December 31, 2020	459,852

There were no stock options granted in  2020, 2019, or 2018.

The 2015 Plan:

CTBI’s stock option activity for the 2015 Plan for the years ended December 31, 2020, 2019, and 2018 is summarized as follows:

December 31	2020		_2019		_2018*
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of year	0	$0	0	$0	10,000	$33.55
Granted	0	0	0	0	0	0
Exercised	0	0	0	0	(10,000)	33.55
Forfeited/expired	0	0	0	0	0	0
Outstanding at end of year	0	$0	0	$0	0	$0

Exercisable at end of year	0	$0	0	$0	0	$0

*Pursuant to the 2015 Plan provisions, the death of the option holder accelerated the vesting of 10,000 shares in 2018.

There were no options granted from the 2015 Plan for the years 2020, 2019, or 2018.

The following table shows the intrinsic values of options exercised, exercisable, and outstanding for the 2015 Plan for the years ended December 31, 2020, 2019, and 2018:

(in thousands)	2020	2019	2018
Options exercised	$0	$0	$140
Options exercisable	0	0	0
Outstanding options	0	0	0

The following table shows restricted stock activity for the 2015 Plan for the years ended December 31, 2020, 2019, and 2018:

December 31	2020		2019		2018
	Grants	Weighted Average Fair Value at Grant	Grants	Weighted Average Fair Value at Grant	Grants	Weighted Average Fair Value at Grant
Outstanding at beginning of year	50,992	$43.08	34,255	$44.46	33,085	$41.84
Granted	21,544	44.64	27,921	41.12	11,320	49.30
Vested	(16,985)	41.92	(10,596)	42.39	(8,761)	40.46
Forfeited	0	-	(588)	43.04	(1,389)	46.77
Outstanding at end of year	55,551	$44.04	50,992	$43.08	34,255	$44.46

The 2006 Plan:

CTBI’s stock option activity for the 2006 Plan for the years ended December 31, 2020, 2019, and 2018 is summarized as follows:

December 31	2020		2019		2018
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of year	20,495	$32.04	32,571	$32.47	35,376	$31.90
Granted	0	0	0	0	0	0
Exercised	(495)	22.81	(12,076)	33.19	(2,475)	25.52
Forfeited/expired	0	0	0	0	(330)	23.79
Outstanding at end of year	20,000	$32.27	20,495	$32.04	32,571	$32.47

Exercisable at end of year	20,000	$32.27	495	$22.81	2,571	$25.11

A summary of the status of CTBI’s 2006 Plan for nonvested options as of December 31, 2020, and changes during the year ended December 31, 2020, is presented as follows:

Nonvested Options	Options	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2020	20,000	$6.59
Granted	0	0
Vested	20,000	6.59
Forfeited	0	0
Nonvested at December 31, 2020	0	$0

The weighted average remaining contractual term in years of the options outstanding at December 31, 2020 was 4.1 years.

There were no options granted from the 2006 Plan for the years 2020, 2019, and 2018.

The following table shows the intrinsic values of options exercised, exercisable, and outstanding for the 2006 Plan for the years ended December 31, 2020, 2019, and 2018:

(in thousands)	2020	2019	2018
Options exercised	$11	$135	$56
Options exercisable	96	12	37
Outstanding options	96	299	233

The following table shows restricted stock activity for the years ended December 31, 2020, 2019, and 2018:

December 31	2020		2019		2018
	Grants	Weighted Average Fair Value at Grant	Grants	Weighted Average Fair Value at Grant	Grants	Weighted Average Fair Value at Grant
Outstanding at beginning of year	0	$0	2,064	$32.27	5,426	$33.24
Granted	0	0	0	0	0	0
Vested	0	0	(2,064)	32.27	(3,236)	33.90
Forfeited	0	0	0	0	(126)	32.27
Outstanding at end of year	0	$0.00	0	$0	2,064	$32.27

The following table shows the unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the plans at December 31, 2020, 2019, and 2018 and the total grant-date fair value of shares vested, cash received from option exercises under all share-based payment arrangements, and the actual tax benefit realized for the tax deductions from option exercises of the share-based payment arrangements for the years ended December 31, 2020, 2019, and 2018.

(in thousands)	2020	2019	2018
Unrecognized compensation cost of unvested share-based compensation arrangements granted under the plan at year-end	$1,512	$1,410	$1,072
Grant date fair value of shares vested for the year	887	605	645
Cash received from option exercises under all share-based payment arrangements for the year	11	401	399
Tax benefit realized for the tax deductions from option exercises of the share-based payment arrangements for the year	1	27	49

The unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the plans at December 31, 2020 is expected to be recognized over a weighted-average period of 2.5 years.

15.  Leases

CTBI has one finance lease for property but no material sublease or leasing arrangements for which it is the lessor or property or equipment. CTBI has operating leases for banking and ATM locations.  These leases have remaining lease terms of 1 year to 45 years, some of which include options to extend the leases for up to 5 years.  We evaluated the original lease terms for each operating lease, some of which include options to extend the leases for up to 5 years, using hindsight.  These options, some of which include variable costs related to rent escalations based on recent financial indices, such as the Consumer Price Index, where CTBI estimates future rent increases, are included in the calculation of the lease liability and right-of-use asset when management determines it is reasonably certain the option will be exercised.  CTBI determines this on each lease by considering all relevant contract-based, asset-based, market-based, and entity-based economic factors. Right-of-use assets and lease liabilities are recognized at lease commencement based on the present value of the remaining lease payments using a discount rate that represents our incremental borrowing rate on a collateralized basis, over a similar term at the lease commencement date.  Right-of-use assets are further adjusted for prepaid rent, lease incentives, and initial direct costs, if any.

The components of lease expense for the year ended December 31, 2020 were as follows:

(in thousands)	Year Ended December 31, 2020	Year Ended December 31, 2019
Finance lease cost:
Amortization of right-of-use assets – finance leases	$50	$52
Interest on lease liabilities – finance leases	53	54
Total finance lease cost	103	106

Short-term lease cost	294	306
Operating lease cost	1,769	1,773

Sublease income	253	257

Total lease cost	$1,913	$1,928

Supplemental cash flow information related to CTBI’s operating and finance leases for the year ended December 31, 2020 was as follows:

(in thousands)	Year Ended December 31, 2020	Year Ended December 31, 2019
Finance lease – operating cash flows	$53	$54
Finance lease – financing cash flows	$15	$14
Operating lease – operating cash flows (fixed payments)	$1,682	$1,665
Operating lease – operating cash flows (liability reduction)	$1,198	$0
New right-of-use assets – operating leases	$0	$9
Weighted average lease term – financing leases	25.02 years	26.02 years
Weighted average lease term – operating leases	13.46 years	13.84 years
Weighted average discount rate – financing leases	3.70%	3.70%
Weighted average discount rate – operating leases	3.43%	3.45%

Maturities of lease liabilities as of December 31, 2020 are as follows:

(in thousands)	Operating Leases	Finance Leases
2021	$1,717	$75
2022	1,703	75
2023	1,626	75
2024	1,313	75
2025	1,121	75
Thereafter	8,528	1,913
Total lease payments	16,008	2,288
Less imputed interest	(3,477)	(847)
Total	$12,531	$1,441

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

Recurring Measurements

The following tables present the fair value measurements of assets recognized in the accompanying balance sheets measured at fair value on a recurring basis as of December 31, 2020 and December 31, 2019 and indicate the level within the fair value hierarchy of the valuation techniques.

(in thousands)		Fair Value Measurements at December 31, 2020 Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets measured – recurring basis
Available-for-sale securities:
U.S. Treasury and government agencies	$148,793	$74,991	$73,802	$0
State and political subdivisions	140,416	0	140,416	0
U.S. government sponsored agency mortgage-backed securities	651,807	0	651,807	0
Other debt securities	56,245	0	56,245	0
Equity securities at fair value	2,471	0	0	2,471
Mortgage servicing rights	4,068	0	0	4,068

(in thousands)		Fair Value Measurements at December 31, 2019 Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets measured – recurring basis
Available-for-sale securities:
U.S. Treasury and government agencies	$171,150	$54,263	$116,887	$0
State and political subdivisions	102,307	0	102,307	0
U.S. government sponsored agency mortgage-backed securities	295,245	0	295,245	0
Other debt securities	31,142	0	31,142	0
Equity securities at fair value	1,953	0	0	1,953
Mortgage servicing rights	3,263	0	0	3,263

Following is a description of the valuation methodologies and inputs used for assets measured at fair value on a recurring basis and recognized in the accompanying balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy.  These valuation methodologies were applied to all of CTBI’s financial assets carried at fair value.  CTBI had no liabilities measured and recorded at fair value as of December 31, 2020 and December 31, 2019.  There have been no significant changes in the valuation techniques during the year ended December 31, 2020.  For assets classified within Level 3 of the fair value hierarchy, the process used to develop the reported fair value is described below.

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

Equity Securities at Fair Value

As of December 31, 2020 and December 31, 2019, the only securities owned by CTBI that were valued using Level 3 criteria are Visa Class B Stock (included in equity securities at fair value).  Fair value for Visa Class B Stock is determined by the independent third party utilizing assumptions about factors such as quarterly common stock dividend payments, the conversion of the securities to the relevant Class A Stock shares subject to the prevailing conversion rate and conversion date.  We have reviewed the assumptions, processes, and conclusions to be reasonable and appropriate in determining the fair value of this asset.  See the table below for inputs and valuation techniques used for Level 3 equity securities.

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

Level 3 Reconciliation

Following is a reconciliation of the beginning and ending balances of recurring fair value measurements, for the periods indicated, using significant unobservable (Level 3) inputs:

(in thousands)	2020		2019
	Equity Securities at Fair Value	Mortgage Servicing Rights	Equity Securities at Fair Value	Mortgage Servicing Rights
Beginning balance	$1,953	$3,263	$1,173	$3,607
Total unrealized gains (losses)
Included in net income	518	(163)	780	(515)
Issues	0	1,869	0	631
Settlements	0	(901)	0	(460)
Ending balance	$2,471	$4,068	$1,953	$3,263

Total gains (losses) for the period included in net income attributable to the change in unrealized gains or losses related to assets still held at the reporting date	$518	$(163)	$780	$(515)

Realized and unrealized gains and losses for items reflected in the table above are included in net income in the consolidated statements of income as follows:

Noninterest Income

(in thousands)	2020	2019
Total losses	$(546)	$(195)

Nonrecurring Measurements

The following tables present the fair value measurements of assets recognized in the accompanying balance sheets measured at fair value on a nonrecurring basis as of December 31, 2020 and December 31, 2019 and indicate the level within the fair value hierarchy of the valuation techniques.

(in thousands)		Fair Value Measurements at December 31, 2020 Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets measured – nonrecurring basis
Collateral dependent loans	$1,768	$0	$0	$1,768
Other real estate owned	2,395	0	0	2,395

(in thousands)		Fair Value Measurements at December 31, 2019 Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets measured – nonrecurring basis
Impaired loans (collateral dependent)	$3,217	$0	$0	$3,217
Other real estate owned	12,593	0	0	12,593

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

Loans considered collateral-dependent are loans for which the repayment is expected to be provided substantially through the operation or sale of the collateral when the borrower is experiencing financial difficulty in accordance with ASC 326-20-35-5.  Fair value adjustments on collateral-dependent loans disclosed above were $0.5 million and $0.7 million for the years ended December 31, 2020 and December 31, 2019, respectively.

Other Real Estate Owned

In accordance with the provisions of ASC 360, Property, Plant, and Equipment, other real estate owned (OREO) is carried at the lower of fair value at acquisition date or current estimated fair value, less estimated cost to sell when the real estate is acquired.  Estimated fair value of OREO is based on appraisals or evaluations.  OREO is classified within Level 3 of the fair value hierarchy.  Long-lived assets are subject to nonrecurring fair value adjustments to reflect subsequent partial write-downs that are based on the observable market price or current appraised value of the collateral.  Fair value adjustments on other real estate owned disclosed above were $0.7 million and $3.2 million for the years ended December 31, 2020 and December 31, 2019, respectively.

Our policy for determining the frequency of periodic reviews is based upon consideration of the specific properties and the known or perceived market fluctuations in a particular market and is typically between 12 and 18 months but generally not more than 24 months.  Appraisers are selected from the list of approved appraisers maintained by management.

Unobservable (Level 3) Inputs

The following tables present quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements at December 31, 2020 and December 31, 2019.

(in thousands)	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at December 31, 2020	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Equity securities at fair value	$2,471	Discount cash flows, computer pricing model	Discount rate	8.0% - 12.0% (10.0%)
			Conversion date	Dec 2022 – Dec 2026 (Dec 2024)

Mortgage servicing rights	$4,068	Discount cash flows, computer pricing model	Constant prepayment rate	0.0% - 32.8% (15.7%)
			Probability of default	0.0% - 100.0% (1.7%)
			Discount rate	10.0% - 11.5% (10.1%)

Collateral-dependent loans	$1,768	Market comparable properties	Marketability discount	17.5% - 31.5% (24.5%)

Other real estate owned	$2,395	Market comparable properties	Comparability adjustments	(9.1%) - 64.3% (12.8%)

(in thousands)	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at December 31, 2019	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Equity securities at fair value	$1,953	Discount cash flows, computer pricing model	Discount rate	8.0% - 12.0% (10.0%)
			Conversion date	Dec 2022 - Dec 2026 (Dec 2024)

Mortgage servicing rights	$3,263	Discount cash flows, computer pricing model	Constant prepayment rate	0.0% - 24.3% (11.7%)
			Probability of default	0.0% - 100.0% (2.7%)
			Discount rate	10.0% - 11.5% (10.1%)

Impaired loans (collateral-dependent)	$3,217	Market comparable properties	Marketability discount	7.0% - 99.0% (46.0%)

Other real estate owned	$12,593	Market comparable properties	Comparability adjustments	6.0% - 29.8% (11.3%)

Uncertainty of Fair Value Measurements

The following is a discussion of the uncertainty of fair value measurements, the interrelationships between those inputs and other unobservable inputs used in recurring fair value measurement and of how those inputs might magnify or mitigate the effect of changes in the unobservable inputs on the fair value measurement.

Equity Securities at Fair Value

Fair market value for equity securities is derived based on unobservable inputs, such as the discount rate, quarterly dividends payable to the Visa Class B common stock and the prevailing conversion rate at the conversion date.  The most recent conversion rate of 1.6228 and the most recent dividend rate of 0.5193 were used to derive the fair value estimate.  Significant increases (decreases) in either of those inputs in isolation would result in a significantly lower (higher) fair value measurement.  Generally, a change in the assumption used for discount rate is accompanied by a directionally opposite change in the fair value estimate.

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

Fair Value of Financial Instruments

The following table presents estimated fair value of CTBI’s financial instruments as of December 31, 2020 and indicates the level within the fair value hierarchy of the valuation techniques.  In accordance with the adoption of ASU 2016-01, the fair values as of December 31, 2020 were measured using an exit price notion.

(in thousands)		Fair Value Measurements at December 31, 2020 Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$338,235	$338,235	$0	$0
Certificates of deposit in other banks	245	0	245	0
Debt securities available-for-sale	997,261	74,991	922,270	0
Equity securities at fair value	2,471	0	0	2,471
Loans held for sale	23,259	23,884	0	0
Loans, net	3,506,189	0	0	3,658,554
Federal Home Loan Bank stock	10,048	0	10,048	0
Federal Reserve Bank stock	4,887	0	4,887	0
Accrued interest receivable	15,818	0	15,818	0
Mortgage servicing rights	4,068	0	0	4,068

Financial liabilities:
Deposits	$4,016,082	$1,140,925	$2,913,217	$0
Repurchase agreements	355,862	0	0	355,918
Federal funds purchased	500	0	500	0
Advances from Federal Home Loan Bank	395	0	436	0
Long-term debt	57,841	0	0	40,081
Accrued interest payable	1,243	0	1,243	0

Unrecognized financial instruments:
Letters of credit	$0	$0	$0	$0
Commitments to extend credit	0	0	0	0
Forward sale commitments	0	0	0	0

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

At December 31, CTBI had the following off-balance sheet financial instruments, whose approximate contract amounts represent additional credit risk to CTBI:

(in thousands)	2020	2019
Standby letters of credit	$32,126	$30,679
Commitments to extend credit	623,920	564,229
Total off-balance sheet financial instruments	$656,046	$594,908

Standby letters of credit represent conditional commitments to guarantee the performance of a third party.  The credit risk involved is essentially the same as the risk involved in making loans.  At December 31, 2020, we maintained a credit loss reserve recorded in other liabilities of approximately $0.1 million relating to these financial standby letters of credit.  The reserve coverage calculation was determined using essentially the same methodology as used for the allowance for credit losses.  Approximately 65% of the total standby letters of credit are secured, with $15.3 million of the total $32.1 million secured by cash.  Collateral for the remaining secured standby letters of credit varies but is comprised primarily of accounts receivable, inventory, property, equipment, and income-producing properties.

Commitments to extend credit are agreements to originate loans to customers as long as there is no violation of any condition of the contract.  At December 31, 2020, a credit loss reserve recorded in other liabilities of $0.6 million was maintained relating to these commitments.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since a portion of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  Each customer’s creditworthiness is evaluated on a case-by-case basis.  The amount of collateral obtained, if deemed necessary, is based on management’s credit evaluation of the counterparty.  Collateral held varies, but may include accounts receivable, inventory, property, plant and equipment, commercial real estate, and residential real estate.  A portion of the commitments is to extend credit at fixed rates.  Fixed rate loan commitments at December 31, 2020 of $25.2 million had interest rates ranging predominantly from 3.63% to 5.50% and terms predominantly one year or less.  These credit commitments were based on prevailing rates, terms, and conditions applicable to other loans being made at December 31, 2020.

Included in our commitments to extend credit are mortgage loans in the process of origination which are intended for sale to investors in the secondary market.  These forward sale commitments are on an individual loan basis that CTBI originates as part of its mortgage banking activities.  CTBI commits to sell the loans at specified prices in a future period, typically within 60 days.  These commitments are acquired to reduce market risk on mortgage loans in the process of origination and mortgage loans held for sale since CTBI is exposed to interest rate risk during the period between issuing a loan commitment and the sale of the loan into the secondary market.  Total mortgage loans in the process of origination amounted to $19.0 million and $3.8 million at December 31, 2020 and 2019, respectively, and mortgage loans held for sale amounted to $23.3 million and $1.2 million for the years ended December 31, 2020 and 2019, respectively.

18.  Concentrations of Credit Risk

CTBI’s banking activities include granting commercial, residential, and consumer loans to customers primarily located in eastern, northeastern, central, and south central Kentucky, southern West Virginia, and northeastern Tennessee.  CTBI is continuing to manage all components of its portfolio mix in a manner to reduce risk from changes in economic conditions. Concentrations of credit, as defined for regulatory purposes, are reviewed quarterly by management to ensure that internally established limits based on Tier 1 Capital plus the allowance for credit losses are not exceeded.  At December 31, 2020 and 2019, our concentrations of hotel/motel industry credits were 44% and 43% of Tier 1 Capital plus the allowance for credit losses, respectively.  Lessors of residential buildings and dwellings were 37% and 41%, respectively.  Lessors of non-residential buildings credits were 39% and 38%, respectively.  These percentages are within our internally established limits regarding concentrations of credit.

19.  Commitments and Contingencies

CTBI and our subsidiaries, and from time to time, our officers, are named defendants in legal actions arising from ordinary business activities.  Management, after consultation with legal counsel, believes any pending actions at December 31, 2020 are without merit or that the ultimate liability, if any, will not materially affect our consolidated financial position or results of operations.

20.  Regulatory Matters

CTBI’s principal source of funds is dividends received from our banking subsidiary, CTB.  Regulations limit the amount of dividends that may be paid by CTB without prior approval.  During 2021, approximately $66.6 million plus any 2021 net profits can be paid by CTB without prior regulatory approval.

CTBI and CTB are subject to various regulatory capital requirements administered by the federal banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a material adverse effect on CTBI’s financial statements.  Under regulatory capital adequacy guidelines, CTBI and CTB must meet specific capital guidelines that involve quantitative measures of CTBI’s and CTB’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices.  Additionally, CTB must meet specific capital guidelines to be considered well capitalized per the regulatory framework for prompt corrective action. CTBI’s and CTB’s capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weightings, and other factors.

CTBI and CTB must maintain certain minimum capital ratios as set forth in the table below for capital adequacy purposes.  On October 29, 2019, federal banking regulators adopted a final rule to simplify the regulatory capital requirements for eligible community banks and holding companies that opt-in to the community bank leverage ratio framework (the “CBLR framework”), as required by Section 201 of the Economic Growth, Relief and Consumer Protection Act of 2018.  Under the final rule, which became effective as of January 1, 2020, community banks and holding companies (which includes CTB and CTBI) that satisfy certain qualifying criteria, including having less than $10 billion in average total consolidated assets and a leverage ratio (referred to as the “community bank leverage ratio”) of greater than 9%, were eligible to opt-in to the CBLR framework.  The community bank leverage ratio is the ratio of a banking organization’s Tier 1 capital to its average total consolidated assets, both as reported on the banking organization’s applicable regulatory filings.

In April 2020, as directed by Section 4012 of the CARES Act, the regulatory agencies introduced temporary changes to the CBLR.  These changes, which subsequently were adopted as a final rule, temporarily reduced the CBLR requirement to 8% through the end of calendar year 2020.  Beginning in calendar year 2021, the CBLR requirement will increase to 8.5% for the calendar year before returning to 9% in calendar year 2022.  The final rule also provides for a two-quarter grace period for qualifying community banking organizations whose leverage ratios fall no more than 100 basis points below the applicable CBLR requirement.  Management elected to use the CBLR framework for CTBI and CTB.  Before electing to use the CBLR framework, CTBI and CTB were required to maintain a capital conservation buffer above certain minimum risk-based capital ratios for capital adequacy purposes in order to avoid certain restrictions on capital distributions and other payments including dividends, share repurchases, and certain compensation. The capital conservation buffer was 2.5%, and CTBI and CTB both exceeded the capital conservation buffer requirement at that time.  Management believes, as of December 31, 2020, that CTBI and CTB meet all capital adequacy requirements to which they are subject and there were no conditions or events subsequent to December 31, 2020 that would change CTBI’s or CTB’s category.

Consolidated Capital Ratios

	Actual		For Capital Adequacy Purposes
(in thousands)	Amount	Ratio	Amount	Ratio
As of December 31, 2020:
CBLR	$636,672	12.70%	$401,158	8.00%

As of December 31, 2019:
Tier 1 capital (to average assets)	$601,142	14.01%	$171,632	4.00%
Common equity Tier 1 capital (to risk weighted assets)	545,142	17.18	142,790	4.50
Tier 1 capital (to risk weighted assets)	601,142	18.94	190,436	6.00
Total capital (to risk weighted assets)	636,512	20.05	253,970	8.00

Community Trust Bank, Inc.’s Capital Ratios

	Actual		For Capital Adequacy Purposes		To Be Well-Capitalized Under Prompt Corrective Action Provision
(in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2020:
CBLR	$605,606	12.13%	$399,303	8.00%	N/A	N/A

As of December 31, 2019:
Tier 1 capital (to average assets)	$570,256	13.34%	$170,991	4.00%	$213,739	5.00%
Common equity Tier 1 capital (to risk weighted assets)	570,256	18.01	142,485	4.50	205,811	6.50
Tier 1 capital (to risk weighted assets)	570,256	18.01	189,980	6.00	253,306	8.00
Total capital (to risk weighted assets)	605,625	19.12	253,400	8.00	316,749	10.00

21.  Parent Company Financial Statements

Condensed Balance Sheets

(in thousands) December 31	2020	2019
Assets:
Cash on deposit	$1,505	$2,089
Investment in and advances to subsidiaries	707,943	667,206
Goodwill	4,973	4,973
Premises and equipment, net	96	153
Deferred tax asset	4,649	5,100
Other assets	45	44
Total assets	$719,211	$679,565

Liabilities and shareholders’ equity:
Long-term debt	$61,341	$61,341
Other liabilities	3,005	3,338
Total liabilities	64,346	64,679

Shareholders’ equity	654,865	614,886

Total liabilities and shareholders’ equity	$719,211	$679,565

Condensed Statements of Income and Comprehensive Income

(in thousands) Year Ended December 31	2020	2019	2018
Income:
Dividends from subsidiaries	$29,593	$30,152	$26,750
Other income	476	757	489
Total income	30,069	30,909	27,239

Expenses:
Interest expense	1,519	2,520	2,318
Depreciation expense	112	144	135
Other expenses	3,302	3,273	3,156
Total expenses	4,933	5,937	5,609

Income before income taxes and equity in undistributed income of subsidiaries	25,136	24,972	21,630
Income tax benefit	(576)	(4,947)	(1,219)
Income before equity in undistributed income of subsidiaries	25,712	29,919	22,849
Equity in undistributed income of subsidiaries	33,792	34,621	36,379

Net income	$59,504	$64,540	$59,228

Other comprehensive gain (loss):
Unrealized holding gains (losses) on securities available-for-sale:
Unrealized holding gains (losses) arising during the period	13,839	14,270	(5,393)
Less: Reclassification adjustments for realized gains (losses) included in net income	1,251	3	(821)
Tax expense (benefit)	3,273	3,403	(960)
Other comprehensive gain (loss), net of tax	9,315	10,864	(3,612)
Comprehensive income	$68,819	$75,404	$55,616

Condensed Statements of Cash Flows

(in thousands) Year Ended December 31	2020	2019	2018
Cash flows from operating activities:
Net income	$59,504	$64,540	$59,228
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	112	144	135
Equity in undistributed earnings of subsidiaries	(33,792)	(34,621)	(36,379)
Deferred taxes	451	(4,907)	(12)
Stock-based compensation	944	859	710
Gain on debt repurchase	0	(219)	0
Changes in:
Other assets	(115)	1	(50)
Other liabilities	(318)	683	53
Net cash provided by operating activities	26,786	26,480	23,685

Cash flows from investing activities:
Payment for investment in subsidiary	0	(1,281)	0
Purchase of premises and equipment	(55)	(78)	(81)
Net cash used in investing activities	(55)	(1,359)	(81)

Cash flows from financing activities:
Issuance of common stock	926	1,264	1,230
Repurchase of common stock	(1,099)	0	0
Dividends paid	(27,142)	(26,235)	(24,395)
Net cash used in financing activities	(27,315)	(24,971)	(23,165)

Net increase (decrease) in cash and cash equivalents	(584)	150	439
Cash and cash equivalents at beginning of year	2,089	1,939	1,500
Cash and cash equivalents at end of year	$1,505	$2,089	$1,939

22.  Revenue Recognition

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

For more information related to our components of noninterest income, see the Consolidated Statements of Income and Comprehensive Income above.

23.  Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

Year Ended December 31 (in thousands except per share data)	2020	2019	2018
Numerator:
Net income	$59,504	$64,540	$59,228

Denominator:
Basic earnings per share:
Weighted average shares	17,748	17,724	17,687
Diluted earnings per share:
Dilutive effect of equity grants	8	16	16
Adjusted weighted average shares	17,756	17,740	17,703

Earnings per share:
Basic earnings per share	$3.35	$3.64	$3.35
Diluted earnings per share	3.35	3.64	3.35

There were no options to purchase common shares that were excluded from the diluted calculations above for the years ended December 31, 2020, 2019, and 2018.  In addition to in-the-money stock options, unvested restricted stock grants were also used in the calculation of diluted earnings per share based on the treasury method.

24.  Accumulated Other Comprehensive Income

Unrealized gains (losses) on AFS securities

Amounts reclassified from accumulated other comprehensive income (AOCI) and the affected line items in the statements of income during the years ended December 31, 2020, 2019, and 2018 were:

	Amounts Reclassified from AOCI
Year Ended December 31 (in thousands)	2020	2019	2018
Affected line item in the statements of income
Securities gains (losses)	$1,251	$3	$(821)
Tax expense (benefit)	325	1	(172)
Total reclassifications out of AOCI	$926	$2	$(649)

25.  COVID-19 and CARES Act Loan Activities

CTBI has been and continues to be committed to serving the needs of our customers in an ever changing environment.  COVID-19 has caused major concerns for the communities we serve and our entire country. With this in mind, Community Trust Bank, Inc. instituted multiple relief actions in an effort to assist our customers during this very difficult time. CTBI’s management team activated its Pandemic Response Team, with representation from all areas of our company, to continually discuss the current situation, safety, and needs of our customers and employees. We have worked diligently with our customers as we all continue to battle COVID-19. Included in the relief actions the bank implemented during this past year are waivers of overdraft/returned item fees and telephone transfer fees for a period of 30 days ending April 22, 2020, suspension of residential foreclosure actions through March 31, 2021, and several loan assistance programs designed to assist those customers experiencing, or, likely to experience, financial difficulties directly related to COVID-19 causing loss of individual income and/or household income. Through December 31, 2020, we processed 3,844 COVID-19 loan deferrals totaling $992 million. These loan deferrals and modifications were executed consistent with the guidelines of the CARES Act. Pursuant to the CARES Act, these loan deferrals are not included in our nonperforming loans.

Our customers have shown improvement in their ability to resume payments as 3,071 (representing $540 million) had resumed payment status at December 31, 2020.  At December 31, 2020 the number of customers with CARES Act deferrals reduced to 410 for a total outstanding amount of $130 million. See below for further detail regarding the types of deferrals received.

CARES Act Loan Deferral Status

	Deferrals
	One Time		Two Times		Three Times		Four Times		Outstanding
(dollars in millions)	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Number	Amount
Commercial	841	$571	153	$223	45	$83	5	$3	109	$118
Residential	552	63	100	10	15	2	1	0	108	9
Consumer	2,088	36	41	1	3	0	0	0	193	3
	3,481	$670	294	$234	63	$85	6	$3	410	$130

We have also participated in the Paycheck Protection Program (PPP) stemming from the CARES Act passed by Congress as a stimulus response to the potential economic impacts of COVID-19. As of December 31, 2020, we closed 2,962 Paycheck Protection Program (PPP) loans totaling $277.0 million, stemming from the CARES Act passed by Congress as a stimulus response to the potential economic impacts of COVID-19. Of these, 2,817 were under $350 thousand, 132 were between $350 thousand and $2.0 million, and 13 were over $2.0 million. The initial phase of the PPP program expired on August 8, 2020, and the loan forgiveness process began shortly thereafter. Through December 31, 2020, we have had $18.8 million of our PPP loans forgiven by the U.S. Small Business Administration (SBA). An additional stimulus package, included as part of Consolidated Appropriations Act 2021, was signed into law in late December providing for an additional $284 billion in funding under the PPP, with authority to make loans under the program being extended through March 31, 2021. CTBI intends to participate in the second round of lending as soon as possible. See below for additional information related to our PPP loans for the year ended December 31, 2020.

(dollars in thousands)	Average Balance	Interest	Average Effective Rate
PPP loans	$182,008	$5,638	3.05%

CTBI has also taken many steps to protect the safety of our employees and customers by adjusting branch operations and decreasing lobby usage as needed, encouraging drive-thru and ATM use along with internet banking, having employees work remotely or work split-shifts when possible, implementing social distancing guidelines, and consolidating operations.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders, Board of Directors, and Audit Committee
Community Trust Bancorp, Inc.
Pikeville, Kentucky

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Community Trust Bancorp, Inc. (Company) as of December 31, 2020 and 2019, the related consolidated statements of income and comprehensive income, changes in shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 26, 2021 expressed an unqualified opinion on the effectiveness of Community Trust Bancorp, Inc.’s internal control over financial reporting.

Adoption of New Accounting Standard

As discussed in Note 1 and Note 4 to the consolidated financial statements, the Company has changed its method of accounting for credit losses in 2020 due to the adoption of Accounting Standards Codification Topic 326, Financial Instruments––Credit Losses.  As discussed below, the allowance for credit losses is considered as a critical audit matter.

Basis for Opinion

These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the Company’s financial statements based on our audits.

We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the U.S. Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that:  (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments.  The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for Credit Losses

The Company adopted Accounting Standards Codification 326 effective January 1, 2020.  As more fully described in Notes 1 and 4 to the consolidated financial statements, the Company estimates the allowance for credit losses (ACL) at a level that is appropriate to cover estimated credit losses on individually evaluated loans, as well as estimated credit losses inherent in the remainder of the loan and lease portfolio.  The determination of the ACL requires significant judgment reflecting the Company’s best estimate of expected credit losses.  Expected credit losses are measured on a collective (pool) basis using a combination of loss-rate methods when the financial assets share similar risk characteristics.  Loans that do not share similar risk characteristics are evaluated on an individual basis.  Historical loss rates reflecting estimated life of loan losses are analyzed and applied to their respective loan segments comprised of loans not subject to individual evaluation.  Historical loss rates are adjusted for significant factors that, in management’s judgment, reflect the impact of any current conditions on loss recognition, as well as for certain known model limitations.  Forecast factors are developed based on information obtained from external sources, as well as consideration of other internal information, and are included in the ACL model for a reasonable and supportable 12-month forecast period, with loss factors immediately reverting back to historic loss rates.  Management continually reevaluates the other subjective and forecast factors included in its ACL analysis.

We identified the valuation of the ACL as a critical audit matter.  The primary reason for our determination that the ACL is a critical audit matter is that auditing the estimated ACL involved significant judgment and complex review.  Auditing the ACL involved a high degree of subjectivity in evaluating management’s estimates, such as evaluating management’s model selections, segmentation, weighted average life calculations, assessment of economic conditions and other environmental factors, assessment of forecast factors, evaluating the adequacy of specific allowances associated with individually evaluated loans and assessing the appropriateness of loan grades.

Our audit procedures related to the estimated ACL included the following procedures, among others.

•
Obtaining an understanding of the Company’s process for establishing the ACL, including model selection and the implementation of the calculation and the qualitative and forecast factor adjustments of the ACL and any limitations of the model

•
Testing the design and operating effectiveness of internal controls, including those related to technology, over the ACL calculation including data completeness and accuracy, verification of historical net loss data and calculated net loss rates, the establishment of qualitative and forecast adjustments, grading and risk classification of loans by segment, including internal independent loan review functions, establishment of reserves on individually evaluated loans and management’s review controls over the ACL as a whole

•	Testing of completeness and accuracy of the information utilized in the calculation of the ACL, including reports used in management review controls over the ACL
•	Assessing the relevance and reliability of assumptions and data
•	Testing clerical and computational accuracy of the formulas within the calculation
•	Evaluating the inherent limitations of the models selected by the Company and need for and level of qualitative factor adjustments
•	Evaluating how historical losses for each segment are analyzed using a model that is appropriate for the related loan segment, and applied to their respective outstanding balances
•	Evaluating segmentation of the loan portfolio for reasonableness based on risk characteristics of the pooled loans
•	Evaluating the qualitative factor adjustments, including assessing the basis for the adjustments and the reasonableness of the significant assumptions
•	Evaluating the forecast adjustments, including assessing the information sources, basis for the adjustments, and the reasonableness of the significant assumptions
•	Evaluating management’s risk ratings of loans through utilizing internal professionals to assist us in evaluating the appropriateness of loan grades
•	Evaluating specific reserves on individually analyzed loans
•	Preparation of an independent estimate of an acceptable range of the qualitative and forecast factors included in the ACL to compare to management’s estimate
•
Evaluating overall reasonableness of estimated reserve by considering past performance of the Company’s loan portfolio, trends in credit quality of the loan portfolio and trends in the credit quality of peer institutions and comparing the trends to the Company’s ACL trends for directional consistency compared to previous years

/s/ BKD, LLP

We have served as Community Trust Bancorp, Inc.’s auditor since 2006.

Louisville, Kentucky
February 26, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders, Board of Directors, and Audit Committee
Community Trust Bancorp, Inc.
Pikeville, Kentucky

Opinion on the Internal Control over Financial Reporting

We have audited Community Trust Bancorp, Inc.’s (Company) internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control––Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control––Integrated Framework (2013) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements of the Company and our report dated February 26, 2021, expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying management report on internal control.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the U.S. Securities and Exchange Commission and the PCAOB.

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
February 26, 2021

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

CTBI’s management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934.  As of December 31, 2020, an evaluation was carried out by CTBI’s management, with the participation of our Chief Executive Officer and our Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, management concluded that disclosure controls and procedures as of December 31, 2020 were effective in ensuring material information required to be disclosed in this annual report on Form 10-K was recorded, processed, summarized, and reported on a timely basis.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

Management has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2020 based on the control criteria in the 2013 COSO Framework issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission.  Based on such evaluation, we have concluded that CTBI’s internal control over financial reporting is effective as of December 31, 2020.

There were no changes in CTBI’s internal control over financial reporting that occurred during the year ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, CTBI’s internal control over financial reporting.

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

Management has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2020 based on the control criteria in the 2013 COSO Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on such evaluation, we have concluded that CTBI’s internal control over financial reporting is effective as of December 31, 2020.

The effectiveness of CTBI’s internal control over financial reporting as of December 31, 2020 has been audited by BKD, LLP, an independent registered public accounting firm that audited the CTBI’s consolidated financial statements included in this annual report.

February 26, 2021	/s/ Jean R. Hale
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

Equity Compensation Plan Information

The following table provides information as of December 31, 2020, with respect to compensation plans under which common shares of CTBI are authorized for issuance to officers or employees in exchange for consideration in the form of services provided to CTBI and/or its subsidiaries.  At December 31, 2020, we maintained one active and one inactive incentive stock option plans covering key employees.  The 2015 Stock Ownership Incentive Plan (“2015 Plan”) was approved by the Board of Directors and the Shareholders in 2015.  The 2006 Stock Ownership Incentive Plan (“2006 Plan”) was approved by the Board of Directors and the Shareholders in 2006.  The 2006 Plan was rendered inactive as of April 28, 2015.  The 2015 Plan has 550,000 shares authorized, 459,852 of which were available at December 31, 2020.  Shares issuable pursuant to awards which were granted under the prior plans on or before their respective expiration or termination dates will be issued from the remaining shares reserved for issuance under the prior plans. The shares of common stock reserved for issuance under the prior plans in excess of the number of shares as to which options or other benefits are awarded thereunder, and any shares as to which options or other benefits granted under the prior plans may lapse, expire, terminate or be canceled, will not be reserved and available for issuance or reissuance under the 2015 Plan.

	A	B	C
Plan Category (shares in thousands)	Number of Common Shares to be Issued Upon Exercise	Weighted Average Price	Number of Securities Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in Column A)
Equity compensation plans approved by shareholders:
Stock options	20	$32.27	460
Equity compensation plans not approved by shareholders	0	--	0

Total			460

Additional information regarding CTBI’s stock option plans can be found in notes 1 and 14 to the consolidated financial statements.

Item 13.	Certain Relationships, Related Transactions, and Director Independence

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

3.	Exhibits

Exhibit No.	Description of Exhibits
3.1	Articles of Incorporation and all amendments thereto {incorporated by reference to registration statement no. 33-35138}

3.2	By-laws of CTBI as amended July 25, 1995 {incorporated by reference to registration statement no. 33-61891}

3.3	By-laws of CTBI as amended January 29, 2008 {incorporated by reference to current report on Form 8-K filed January 30, 2008}

4.1	Description of CTBI’s Securities Registered under Section 12 of the Securities Exchange Act of 1934 {incorporated by reference to Form 10-K for the fiscal year ended December 31, 2019}

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

10.7*	Senior Management Incentive Compensation Plan (2021) {incorporated herein by reference to current report on Form 8-K dated January 26, 2021}

10.8*	Restricted Stock Agreement {incorporated herein by reference to Form 10-K for the fiscal year ended December 31, 2011 under SEC file no. 000-111-29}

10.9*	Employee Incentive Compensation Plan (2021) {incorporated herein by reference to current report on Form 8-K dated January 26, 2021}

10.10*	Amendment to the Community Trust Bancorp, Inc. 2006 Stock Ownership Incentive Plan {incorporated herein by reference to current report on Form 8-K dated January 24, 2012}

10.11*	Community Trust Bancorp, Inc. 2015 Stock Ownership Incentive Plan {incorporated herein by reference to registration statement no. 333-208053}

10.19*	Community Trust Bancorp, Inc. 2019 Executive Committee Long-Term Incentive Compensation Plan {incorporated herein by reference to current report on Form 8-K dated January 29, 2019}

10.20*	Community Trust Bancorp, Inc. 2020 Executive Committee Long-Term Incentive Compensation Plan {incorporated herein by reference to current report on Form 8-K dated January 28, 2020}

10.21*	Community Trust Bancorp, Inc. 2021 Executive Committee Long-Term Incentive Compensation Plan {incorporated herein by reference to current report on Form 8-K dated January 26, 2021}

21+	Subsidiaries of the Registrant

23.1+	Consent of BKD, LLP, Independent Registered Public Accounting Firm

31.1+	Certification of Principal Executive Officer (Jean R. Hale, Chairman, President, and Chief Executive Officer)

31.2+	Certification of Principal Financial Officer (Kevin J. Stumbo, Executive Vice President, Chief Financial Officer, and Treasurer)

32.1+	Certification of Jean R. Hale, Chairman, President and CEO, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

COMMUNITY TRUST BANCORP, INC.

February 26, 2021	By:	/s/ Jean R. Hale
Jean R. Hale
Chairman, President, and Chief Executive Officer

/s/ Kevin J. Stumbo
Kevin J. Stumbo
Executive Vice President, Chief Financial Officer, and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

February 26, 2021	/s/ Jean R. Hale	Chairman, President, and Chief Executive Officer
Jean R. Hale

February 26, 2021	/s/ Kevin J. Stumbo	Executive Vice President, Chief Financial Officer, and Treasurer
Kevin J. Stumbo

February 26, 2021	/s/ Charles J. Baird	Director
Charles J. Baird

February 26, 2021	/s/ Nick Carter	Director
Nick Carter

February 26, 2021	/s/ Franklin H. Farris, Jr.	Director
Franklin H. Farris, Jr.

February 26, 2021	/s/ Eugenia “Crit” Luallen	Director
Eugenia “Crit” Luallen

February 26, 2021	/s/ James E. McGhee, II	Director
James E. McGhee II

February 26, 2021	/s/ Franky Minnifield	Director
Franky Minnifield

February 26, 2021	/s/ M. Lynn Parrish	Director
M. Lynn Parrish

February 26, 2021	/s/ Anthony W. St. Charles	Director
Anthony W. St. Charles