Form 10-Q
period 2021-03-31
COMMUNITY TRUST BANCORP INC /KY/
filed 2021-05-07
CIK 350852

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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

Large Accelerated Filer ☐	Accelerated Filer ☑	Non-accelerated Filer ☐

Smaller Reporting Company ☐	Emerging Growth Company ☐

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

Common stock – 17,831,479 shares outstanding at April 30, 2021

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

The accompanying condensed consolidated financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all of the disclosures normally required by accounting principles generally accepted in the United States of America or those normally made in the Registrant’s annual report on Form 10-K.  Accordingly, the reader of the Form 10-Q should refer to the Registrant’s Form 10-K for the year ended December 31, 2020 for further information in this regard.

Community Trust Bancorp, Inc.
Condensed Consolidated Balance Sheets

(dollars in thousands)	(unaudited) March 31 2021	December 31 2020
Assets:
Cash and due from banks	$66,664	$54,250
Interest bearing deposits	356,441	283,985
Cash and cash equivalents	423,105	338,235

Certificates of deposit in other banks	245	245
Debt securities available-for-sale at fair value (amortized cost of $1,150,224 and $978,774, respectively)	1,155,195	997,261
Equity securities at fair value	2,243	2,471
Loans held for sale	17,748	23,259

Loans	3,538,804	3,554,211
Allowance for credit losses	(45,346)	(48,022)
Net loans	3,493,458	3,506,189

Premises and equipment, net	40,997	42,001
Right-of-use assets	12,787	13,215
Federal Home Loan Bank stock	9,971	10,048
Federal Reserve Bank stock	4,887	4,887
Goodwill	65,490	65,490
Bank owned life insurance	72,710	72,373
Mortgage servicing rights	5,584	4,068
Other real estate owned	6,224	7,694
Accrued interest receivable	15,188	15,818
Other assets	34,287	35,887
Total assets	$5,360,119	$5,139,141

Liabilities and shareholders’ equity:
Deposits:
Noninterest bearing	$1,283,309	$1,140,925
Interest bearing	2,950,463	2,875,157
Total deposits	4,233,772	4,016,082

Repurchase agreements	354,235	355,862
Federal funds purchased	500	500
Advances from Federal Home Loan Bank	390	395
Long-term debt	57,841	57,841
Deferred tax liability	530	4,687
Operating lease liability	12,111	12,531
Finance lease liability	1,438	1,441
Accrued interest payable	1,365	1,243
Other liabilities	35,868	33,694
Total liabilities	4,698,050	4,484,276

Shareholders’ equity:
Preferred stock, 300,000 shares authorized and unissued	-	-
Common stock, $5.00 par value, shares authorized 25,000,000; shares outstanding 2021 – 17,826,076; 2020 – 17,810,401	89,131	89,052
Capital surplus	225,861	225,507
Retained earnings	343,511	326,738
Accumulated other comprehensive income, net of tax	3,566	13,568
Total shareholders’ equity	662,069	654,865

Total liabilities and shareholders’ equity	$5,360,119	$5,139,141

See notes to condensed consolidated financial statements.

Community Trust Bancorp, Inc.
Condensed Consolidated Statements of Income and Comprehensive Income
(unaudited)

	Three Months Ended
	March 31
(in thousands except per share data)	2021	2020
Interest income:
Interest and fees on loans, including loans held for sale	$40,689	$40,465
Interest and dividends on securities
Taxable	2,575	3,046
Tax exempt	739	527
Interest and dividends on Federal Reserve Bank and Federal Home Loan Bank stock	124	140
Interest on Federal Reserve Bank deposits	76	496
Other, including interest on federal funds sold	8	25
Total interest income	44,211	44,699

Interest expense:
Interest on deposits	3,387	6,942
Interest on repurchase agreements and federal funds purchased	304	1,004
Interest on long-term debt	278	509
Total interest expense	3,969	8,455

Net interest income	40,242	36,244
Provision for credit losses	(2,499)	12,707
Net interest income after provision for credit losses	42,741	23,537

Noninterest income:
Service charges on deposit accounts	6,022	5,916
Gains on sales of loans, net	2,433	483
Trust and wealth management income	2,951	2,884
Loan related fees	2,270	95
Bank owned life insurance	573	573
Brokerage revenue	457	372
Securities gains (losses)	(168)	249
Other noninterest income	1,039	949
Total noninterest income	15,577	11,521

Noninterest expense:
Officer salaries and employee benefits	3,738	2,751
Other salaries and employee benefits	13,095	12,280
Occupancy, net	2,195	1,985
Equipment	633	721
Data processing	2,159	1,978
Bank franchise tax	360	1,812
Legal fees	352	477
Professional fees	541	569
Advertising and marketing	722	634
FDIC insurance	326	147
Other real estate owned provision and expense	318	869
Repossession expense	199	135
Amortization of limited partnership investments	837	888
Other noninterest expense	2,835	2,975
Total noninterest expense	28,310	28,221

Income before income taxes	30,008	6,837
Income taxes	6,390	258
Net income	23,618	6,579

Other comprehensive income (loss):
Unrealized holding gains (losses) on debt securities available-for-sale:
Unrealized holding gains (losses) arising during the period	(13,456)	2,147
Less: Reclassification adjustments for realized gains on debt securities included in net income	60	481
Tax expense (benefit)	(3,514)	433
Other comprehensive income (loss), net of tax	(10,002)	1,233
Comprehensive income	$13,616	$7,812

Basic earnings per share	$1.33	$0.37
Diluted earnings per share	$1.33	$0.37

Weighted average shares outstanding-basic	17,774	17,752
Weighted average shares outstanding-diluted	17,787	17,763

See notes to condensed consolidated financial statements.

Consolidated Statements of Changes in Shareholders’ Equity
Quarterly

(in thousands except per share and share amounts)	Common Shares	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Total
Balance, January 1, 2021	17,810,401	$89,052	$225,507	$326,738	$13,568	$654,865
Net income				23,618		23,618
Other comprehensive income (loss), net of tax of $(3,514)					(10,002)	(10,002)
Cash dividends declared ($0.385 per share)				(6,845)		(6,845)
Issuance of common stock	24,163	121	117			238
Issuance of restricted stock	9,193	46	(46)			0
Vesting of restricted stock	(17,681)	(88)	88			0
Stock-based compensation			195			195
Balance, March 31, 2021	17,826,076	$89,131	$225,861	$343,511	$3,566	$662,069

(in thousands except per share and share amounts)	Common Shares	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Total
Balance, December 31, 2019	17,793,165	$88,966	$224,907	$296,760	$4,253	$614,886
Implementation of ASU 2016-13				(2,366)		(2,366)
Balance, January 1, 2020	17,793,165	88,966	224,907	294,394	4,253	612,520
Net income				6,579		6,579
Other comprehensive income (loss), net of tax of $433					1,233	1,233
Cash dividends declared ($0.38 per share)				(6,750)		(6,750)
Issuance of common stock	21,953	110	122			232
Repurchase of common stock	(32,664)	(164)	(935)			(1,099)
Issuance of restricted stock	21,544	108	(108)			0
Vesting of restricted stock	(16,724)	(84)	84			0
Stock-based compensation			207			207
Balance, March 31, 2020	17,787,274	$88,936	$224,277	$294,223	$5,486	$612,922

See notes to condensed consolidated financial statements.

Community Trust Bancorp, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended March 31
(in thousands)	2021	2020
Cash flows from operating activities:
Net income	$23,618	$6,579
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,265	1,356
Deferred taxes	(643)	(2,037)
Stock-based compensation	213	228
Provision for credit losses	(2,499)	12,707
Write-downs of other real estate owned and other repossessed assets	154	458
Gains on sale of mortgage loans held for sale	(2,433)	(483)
Securities gains, net	(60)	(481)
Change in fair market value of equity securities	228	232
Gains on sale of assets, net	(214)	(3)
Proceeds from sale of mortgage loans held for sale	109,014	23,032
Funding of mortgage loans held for sale	(101,070)	(22,785)
Amortization of securities premiums and discounts, net	1,893	1,271
Change in cash surrender value of bank owned life insurance	(337)	(340)
Payment of operating lease liabilities	(445)	(444)
Mortgage servicing rights:
Fair value adjustments	(780)	926
New servicing assets created	(736)	(144)
Changes in:
Accrued interest receivable	630	156
Other assets	1,634	(1,173)
Accrued interest payable	122	608
Other liabilities	2,152	(5,939)
Net cash provided by operating activities	31,706	13,724

Cash flows from investing activities:
Securities available-for-sale (AFS):
Purchase of AFS securities	(304,167)	(126,748)
Proceeds from sales of AFS securities	1,080	21,746
Proceeds from prepayments, calls, and maturities of AFS securities	129,804	72,243
Securities held-to-maturity (HTM):
Proceeds from maturities of HTM securities	0	517
Change in loans, net	15,747	(41,183)
Purchase of premises and equipment	(403)	(423)
Proceeds from sale and retirement of premises and equipment	812	0
Purchase (redemption) of stock by Federal Home Loan Bank	77	(880)
Proceeds from sale of other real estate owned and repossessed assets	762	116
Net cash used in investing activities	(156,288)	(74,612)

Cash flows from financing activities:
Change in deposits, net	217,690	(10,464)
Change in repurchase agreements and federal funds purchased, net	(1,627)	6,992
Proceeds from Federal Home Loan Bank advances	0	25,000
Payments on advances from Federal Home Loan Bank	(5)	(25,004)
Payment of finance lease liabilities	(3)	(3)
Issuance of common stock	238	232
Repurchase of common stock	0	(1,099)
Dividends paid	(6,841)	(6,747)
Net cash provided by (used in) financing activities	209,452	(11,093)
Net increase (decrease) in cash and cash equivalents	84,870	(71,981)
Cash and cash equivalents at beginning of period	338,235	264,683
Cash and cash equivalents at end of period	$423,105	$192,702

Supplemental disclosures:
Income taxes paid	$87	$0
Interest paid	3,847	7,848
Non-cash activities:
Loans to facilitate the sale of other real estate owned and repossessed assets	381	718
Common stock dividends accrued, paid in subsequent quarter	242	224
Real estate acquired in settlement of loans	(136)	1,625

See notes to condensed consolidated financial statements.

Community Trust Bancorp, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1 - Summary of Significant Accounting Policies

In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments (which consist of normal recurring adjustments) necessary, to present fairly the condensed consolidated financial position as of March 31, 2021 and the results of operations, other comprehensive income, changes in shareholders’ equity, and cash flows for the three months ended March 31, 2021 and 2020.  In accordance with accounting principles generally accepted in the United States of America for interim financial information, these statements do not include certain information and footnote disclosures required by accounting principles generally accepted in the United States of America for complete annual financial statements.  The results of operations and cash flows for the three months ended March 31, 2021 and 2020 are not necessarily indicative of the results to be expected for the full year.  The condensed consolidated balance sheet as of December 31, 2020 has been derived from the audited consolidated financial statements of Community Trust Bancorp, Inc. (“CTBI”) for that period.  For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2020, included in our annual report on Form 10-K.

Principles of Consolidation – The unaudited condensed consolidated financial statements include the accounts of CTBI and its separate and distinct, wholly owned subsidiaries Community Trust Bank, Inc. (“CTB”) and Community Trust and Investment Company.  All significant intercompany transactions have been eliminated in consolidation.

New Accounting Standards –

➢        Simplifying the Accounting for Income Taxes – In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2019-12, Income Taxes (Topic 740), Simplifying the Accounting for Income Taxes.  The amendments in this ASU simplify the accounting for income taxes by removing the following exceptions:

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

For public business entities, the amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020.  CTBI adopted this ASU effective January 1, 2021 with no significant impact to our consolidated financial statements.

➢        Clarifying the Interactions between Topic 321, Topic 323, and Topic 815, a consensus of the FASB Emerging Task Force – In January 2020, the FASB issued ASU 2020-01, Investments—Equity Securities (Topic 321), Investments—Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815). The amendments in this ASU clarify certain interactions between the guidance to account for certain equity securities under Topic 321, the guidance to account for investments under the equity method of accounting in Topic 323, and the guidance in Topic 815, which could change how an entity accounts for an equity security under the measurement alternative or a forward contract or purchased option to purchase securities that, upon settlement of the forward contract or exercise of the purchased option, would be accounted for under the equity method of accounting or the fair value option in accordance with Topic 825, Financial Instruments.  These amendments improve current GAAP by reducing diversity in practice and increasing comparability of the accounting for these interactions.  For public business entities, the amendments in this ASU are effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years.  CTBI adopted this ASU effective January 1, 2021 with no significant impact to our consolidated financial statements.

➢        Facilitation of the Effects of Reference Rate Reform on Financial Reporting – In April 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848) —Facilitation of the Effects of Reference Rate Reform on Financial Reporting.  In response to concerns about structural risks of interbank offered rates, and, particularly, the risk of cessation of the London Interbank Offered Rate (LIBOR), regulators around the world have undertaken reference rate reform initiatives to identify alternative reference rates that are more observable or transaction-based and less susceptible to manipulation.  The amendments in this ASU provide optional guidance for a limited time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting and provide optional expedients and exceptions for applying generally accepted accounting principles to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met.  This ASU applies only to contracts and hedging relationships that reference LIBOR or another reference rate expected to be discontinued due to reference rate reform.  The expedients and exceptions provided by the amendments do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022.  An entity may elect to apply ASU 2020-04 for contract modifications as of January 1, 2020, or prospectively from a date within an interim period that includes or is subsequent to March 12, 2020, up to the date that the financial statements are available to be issued.  We anticipate this ASU will simplify any modifications we execute between the selected start date (yet to be determined) and December 31, 2022 that are directly related to LIBOR transition.  At this time, we do not anticipate any material adverse impact to our business operation or financial results during the period of transition.

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

An allowance is recognized for credit losses relative to available-for-sale securities rather than as a reduction in the cost basis of the security.  Subsequent improvements in credit quality or reductions in estimated credit losses are recognized immediately as a reversal of the previously recorded allowance, which aligns the income statement recognition of credit losses with the reporting period in which changes occur.

Held-to-maturity (“HTM”) securities are subject to an allowance for lifetime expected credit losses, determined by adjusting historical loss information for current conditions and reasonable and supportable forecasts.  The forward-looking evaluation of lifetime expected losses will be performed on a pooled basis for debt securities that share similar risk characteristics.  These allowances for expected losses must be made by the holder of the HTM debt security when the security is purchased.  At March 31, 2021, CTBI held no securities designated as held-to-maturity.

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

The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) included an election for banking institutions to not apply the guidance on accounting for troubled debt restructurings to loan modifications, such as extensions or deferrals, related to COVID-19 made between March 1, 2020 and the earlier of (i) December 31, 2020 or (ii) 60 days after the end of the COVID-19 national emergency.  The relief can only be applied to modifications for borrowers that were not more than 30 days past due as of December 31, 2019.  The ability to exclude COVID-19-related modifications as troubled debt restructurings was extended under the Consolidated Appropriations Act 2021 to the earlier of (i) 60 days after the COVID-19 national emergency and (ii) January 1, 2022.  CTBI elected to adopt these provisions of the CARES Act, as extended by the Consolidated Appropriations Act 2021.

Loan origination and commitment fees and certain direct loan origination costs are deferred and the net amount amortized over the estimated life of the related loans, leases, or commitments as a yield adjustment.

Allowance for Credit Losses – CTBI accounts for the allowance for credit losses.  under ASC 326, commonly  known as CECL. CTBI measures expected credit losses of financial assets on a collective (pool) basis using loss-rate methods when the financial assets share similar risk characteristics.  Loans that do not share risk characteristics are evaluated on an individual basis.  Regardless of an initial measurement method, once it is determined that foreclosure is probable, the allowance for credit losses is measured based on the fair value of the collateral as of the measurement date.  As a practical expedient, the fair value of the collateral may be used for a loan when determining the allowance for credit losses for which the repayment is expected to be provided substantially through the operation or sale of the collateral when the borrower is experiencing financial difficulty.  The fair value shall be adjusted for selling costs when foreclosure is probable.  For collateral-dependent financial assets, the credit loss expected may be zero if the fair value less costs to sell exceed the amortized cost of the loan.  Loans shall not be included in both collective assessments and individual assessments.

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

Income Taxes – Income tax expense is based on the taxes due on the consolidated tax return plus deferred taxes based on the expected future tax benefits and consequences of temporary differences between carrying amounts and tax bases of assets and liabilities, using enacted tax rates.  Any interest and penalties incurred in connection with income taxes are recorded as a component of income tax expense in the consolidated financial statements.  During the quarters ended March 31, 2021 and 2020, CTBI has not recognized a significant amount of interest expense or penalties in connection with income taxes.

Note 2 – Stock-Based Compensation

There was no compensation expense related to stock option grants for the three months March 31, 2021.  CTBI’s compensation expense related to stock option grants was $2 thousand for the three months ended March 31, 2020.  As of March 31, 2021, there was no unrecognized compensation expense related to unvested stock option awards, as all stock option awards have fully vested.  There were no stock options granted in the first three months of 2021 or 2020.

Restricted stock expense for the three months ended March 31, 2021 and 2020 was $213 thousand and $226 thousand, respectively, including $18 thousand and $21 thousand, respectively, in dividends paid for those periods. As of March 31, 2021, there was a total of $1.7 million of unrecognized compensation expense related to restricted stock grants that will be recognized as expense as the awards vest over a weighted average period of 2.6 years.  There were 9,193 and 21,544 shares of restricted stock granted during the three months ended March 31, 2021 and 2020, respectively.  The restricted stock was issued pursuant to the terms of CTBI’s 2015 Stock Ownership Incentive Plan.  The restrictions on the restricted stock will lapse ratably over four years, except for a 2,500 management retention restricted stock award granted in January 2020 which will vest at the end of five years, subject to such employee’s continued employment.  However, in the event of certain participant employee termination events occurring within 24 months of a change in control of CTBI or the death of the participant, the restrictions will lapse, and in the event of the participant’s disability, the restrictions will lapse on a pro rata basis.  The Compensation Committee will have discretion to review and revise restrictions applicable to a participant’s restricted stock in the event of the participant’s retirement.

Note 3 – Securities

Debt securities are classified into held-to-maturity and available-for-sale categories.  Held-to-maturity (HTM) securities are those that CTBI has the positive intent and ability to hold to maturity and are reported at amortized cost.  Available-for-sale (AFS) securities are those that CTBI may decide to sell if needed for liquidity, asset-liability management or other reasons.  Available-for-sale securities are reported at fair value, with unrealized gains or losses included as a separate component of equity, net of tax.  As of March 31, 2021 and December 31, 2020, CTBI had no held-to-maturity securities.

The amortized cost and fair value of debt securities at March 31, 2021 are summarized as follows:

Available-for-Sale

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury and government agencies	$205,355	$419	$(2,155)	$203,619
State and political subdivisions	219,389	5,416	(4,688)	220,117
U.S. government sponsored agency mortgage-backed securities	669,134	8,616	(2,918)	674,832
Other debt securities	56,346	301	(20)	56,627
Total available-for-sale securities	$1,150,224	$14,752	$(9,781)	$1,155,195

The amortized cost and fair value of debt securities at December 31, 2020 are summarized as follows:

Available-for-Sale

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury and government agencies	$148,507	$483	$(197)	$148,793
State and political subdivisions	133,287	7,132	(3)	140,416
U.S. government sponsored agency mortgage-backed securities	640,537	11,648	(378)	651,807
Other debt securities	56,443	10	(208)	56,245
Total available-for-sale securities	$978,774	$19,273	$(786)	$997,261

The amortized cost and fair value of debt securities at March 31, 2021 by contractual maturity are shown below.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale
(in thousands)	Amortized Cost	Fair Value
Due in one year or less	$1,330	$1,334
Due after one through five years	92,173	92,176
Due after five through ten years	167,212	166,553
Due after ten years	164,029	163,673
U.S. government sponsored agency mortgage-backed securities	669,134	674,832
Other debt securities	56,346	56,627
Total debt securities	$1,150,224	$1,155,195

During the three months ended March 31, 2021, we had a net securities loss of $168 thousand, consisting of a pre-tax gain of $60 thousand realized on sales and calls of AFS securities and an unrealized loss of $228 thousand from the fair market value adjustment of equity securities. During the three months ended March 31, 2020, we had a net securities gain of $249 thousand, consisting of a pre-tax gain of $481 thousand realized on calls of AFS securities and an unrealized loss of $232 thousand from the fair market value adjustment of equity securities.

Equity Securities at Fair Value

CTBI made the election permitted by ASC 321-10-35-2 to record its Visa Class B shares at fair value.  Equity securities at fair value as of March 31, 2021 were $2.2 million, as a result of a $0.2 million decrease in the fair market value in the first quarter 2021.  The fair market value of equity securities decreased $0.2 million in the first quarter 2020.  No equity securities were sold during the three months ended March 31, 2021 and 2020.

The amortized cost of securities pledged as collateral, to secure public deposits and for other purposes, was $413.5 million at March 31, 2021 and $354.5 million at December 31, 2020.

The amortized cost of securities sold under agreements to repurchase amounted to $389.9 million at March 31,2021 and $386.6 million at December 31, 2020.

CTBI evaluates its investment portfolio on a quarterly basis for impairment.  The analysis performed as of March 31, 2021 indicates that all impairment is considered temporary, market and interest rate driven, and not credit-related.  The percentage of total debt securities with unrealized losses as of March 31,2021 was 53.2% compared to 16.2% as of December 31, 2020.  The following table provides the amortized cost, gross unrealized losses, and fair market value, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position as of March 31, 2021 that are not deemed to have credit losses.  As stated above, CTBI had no HTM securities as of March 31, 2021.

Available-for-Sale

(in thousands)	Amortized Cost	Gross Unrealized Losses	Fair Value
Less Than 12 Months
U.S. Treasury and government agencies	$136,625	$(2,028)	$134,597
State and political subdivisions	101,944	(4,660)	97,284
U.S. government sponsored agency mortgage-backed securities	347,136	(2,905)	344,231
Other debt securities	0	0	0
Total <12 months temporarily impaired AFS securities	585,705	(9,593)	576,112

12 Months or More
U.S. Treasury and government agencies	28,763	(127)	28,636
State and political subdivisions	533	(28)	505
U.S. government sponsored agency mortgage-backed securities	2,614	(13)	2,601
Other debt securities	6,538	(20)	6,518
Total ≥12 months temporarily impaired AFS securities	38,448	(188)	38,260

Total
U.S. Treasury and government agencies	165,388	(2,155)	163,233
State and political subdivisions	102,477	(4,688)	97,789
U.S. government sponsored agency mortgage-backed securities	349,750	(2,918)	346,832
Other debt securities	6,538	(20)	6,518
Total temporarily impaired AFS securities	$624,153	$(9,781)	$614,372

The analysis performed as of December 31, 2020 indicated that all impairment was considered temporary, market and interest rate driven, and not credit-related.  The following table provides the amortized cost, gross unrealized losses, and fair market value, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position as of December 31, 2020 that are not deemed to be other-than-temporarily impaired.  As stated above, CTBI had no HTM securities as of December 31, 2020.

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

Note 4 – Loans

Major classifications of loans, net of unearned income, deferred loan origination costs and fees, and net premiums on acquired loans, are summarized as follows:

(in thousands)	March 31 2021	December 31 2020
Hotel/motel	$258,974	$260,699
Commercial real estate residential	305,079	287,928
Commercial real estate nonresidential	732,978	743,238
Dealer floorplans	63,545	69,087
Commercial other	285,176	279,908
Commercial unsecured SBA PPP	254,732	252,667
Commercial loans	1,900,484	1,893,527

Real estate mortgage	770,026	784,559
Home equity lines	101,595	103,770
Residential loans	871,621	888,329

Consumer direct	149,394	152,304
Consumer indirect	617,305	620,051
Consumer loans	766,699	772,355

Loans and lease financing	$3,538,804	$3,554,211

The loan portfolios presented above are net of unearned fees and unamortized premiums. Unearned fees included above totaled $9.4 million as of March 31, 2021 and $9.3 million as of December 31, 2020 while the unamortized premiums on the indirect lending portfolio totaled $23.9 million as of March 31, 2021 and $23.8 million as of December 31, 2020.

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

Dealer floorplans consist of loans to dealerships to finance inventory and are collateralized under a blanket security agreement and without specific liens on individual units.  This risk is mitigated by the use of periodic inventory audits.  These audits are performed monthly and follow up is required on any out of compliance items identified.  These audits are subject to increasing frequency when fact patterns suggest more scrutiny is required.

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

CTBI’s participation in the Paycheck Protection Program (“PPP”) established by the CARES Act resulted in the creation of a new loan segment of unsecured commercial other loans that are one hundred percent guaranteed by the Small Business Administration (“SBA”).  These loans, which are subject to forgiveness, have maturities of either two or three to five years, depending on when the loan was made.  These loans currently have no allowance for credit losses.

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

Not included in the loan balances above were loans held for sale in the amount of $17.7 million at March 31, 2021 and $23.3 million at December 31, 2020.

The following tables present the balance in the allowance for credit losses (“ACL”) for the periods ended March 31, 2021,  December 31, 2020 and March 31, 2020:

	Three Months Ended March 31, 2021
(in thousands)	Hotel/ Motel	Commercial Real Estate Residential	Commercial Real Estate Nonresidential	Dealer Floorplans	Commercial Other	Real Estate Mortgage	Home Equity	Consumer Direct	Consumer Indirect	Total
ACL
Beginning balance	$6,356	$4,464	$11,086	$1,382	$4,289	$7,832	$844	$1,863	$9,906	$48,022
Provision charged to expense	308	199	(135)	(64)	269	(690)	(93)	(14)	(2,279)	(2,499)
Losses charged off	0	(24)	(151)	0	(112)	(8)	(5)	(154)	(1,016)	(1,470)
Recoveries	0	2	13	0	125	9	4	116	1,024	1,293
Ending balance	$6,664	$4,641	$10,813	$1,318	$4,571	$7,143	$750	$1,811	$7,635	$45,346

	Year Ended December 31, 2020
(in thousands)	Hotel/Motel	Commercial Real Estate Residential	Commercial Real Estate Nonresidential	Dealer Floorplans	Commercial Other	Real Estate Mortgage	Home Equity	Consumer Direct	Consumer Indirect	Total
ACL
Beginning balance, prior to adoption of ASC 326	$3,371	$3,439	$8,515	$802	$5,556	$4,604	$897	$1,711	$6,201	$35,096
Impact of adoption of ASC 326	170	(721)	119	820	(391)	1,893	(75)	(40)	1,265	3,040
Provision charged to expense	2,858	1,772	3,303	(214)	2,040	1,584	16	609	4,079	16,047
Losses charged off	(43)	(182)	(941)	(26)	(3,339)	(321)	(4)	(927)	(4,670)	(10,453)
Recoveries	0	156	90	0	423	72	10	510	3,031	4,292
Ending balance	$6,356	$4,464	$11,086	$1,382	$4,289	$7,832	$844	$1,863	$9,906	$48,022

	Three Months Ended March 31, 2020
(in thousands)	Hotel/ Motel	Commercial Real Estate Residential	Commercial Real Estate Nonresidential	Dealer Floorplans	Commercial Other	Real Estate Mortgage	Home Equity	Consumer Direct	Consumer Indirect	Total
ACL
Beginning balance, prior to adoption of ASC 326	$3,371	$3,439	$8,515	$802	$5,556	$4,604	$897	$1,711	$6,201	$35,096
Impact of adoption of ASC 326	170	(721)	119	820	(391)	1,893	(75)	(40)	1,265	3,040
Provision charged to expense	2,381	1,337	2,984	91	1,434	1,099	67	739	2,575	12,707
Losses charged off	0	(51)	(59)	0	(359)	(60)	0	(369)	(1,517)	(2,415)
Recoveries	0	8	4	0	169	7	1	122	706	1,017
Ending balance	$5,922	$4,012	$11,563	$1,713	$6,409	$7,543	$890	$2,163	$9,230	$49,445

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

With the continued impact of the global COVID-19 pandemic and the fact that there is no immediate end foreseen, this has been identified as a significant specific event that could impact our customers’ ability to pay.  CTBI added a new factor during the prior year as an allocation to recognize when there are significant events occurring that could impact the loan portfolio.  Management noted that the qualitative factors for current delinquency trends and our levels of nonperforming loans were driving a reduction in the overall calculation for our ACL.  Management was concerned that these factors may have been artificially influenced by the current credit environment and the number of loans that have received payment deferrals.  Given this uncertainty, management elected to maintain this significant event qualitative factor to anticipate continued impact of COVID-19 once further deferments are no longer available and SBA Payroll Protection Programs end.

We recognized a recapture of allowance for credit losses with a credit to provision for credit losses of $2.5 million for the first quarter of 2021, compared to a provision for credit losses of $1.0 million for the prior quarter and $12.7 million for the first quarter of 2020.  The change in the provision for credit losses compared to the fourth quarter of 2020 was due primarily to the improvement in net charge off experience affecting our vintage loss analysis in several segments, the most significant of those being the indirect lending and residential lending segments.  The indirect lending segment experienced no net losses in the quarter, compared to the 12 quarter rolling average losses of 0.35 percent.  The residential lending segment experienced no net losses in the quarter compared to the 12 quarter rolling average of 0.07 percent.  Overall, the decrease in the allowance for credit losses attributed to historical loss factors was $2.4 million.  Our reserve coverage (allowance for credit losses to nonperforming loans) at March 31, 2021 was 215.5% compared to 180.7% at December 31, 2020 and 139.8% at March 31, 2020.  Our credit loss reserve as a percentage of total loans outstanding at March 31, 2021 was 1.28% (1.38% excluding PPP loans) compared to 1.35% at December 31, 2020 (1.46% excluding PPP loans) and 1.50% at March 31, 2020.  The PPP program began in April 2020.

Refer to Note 1 to the condensed consolidated financial statements for further information regarding our nonaccrual policy.   Nonaccrual loans and loans 90 days past due and still accruing segregated by class of loans for both March 31,2021 and December 31, 2020 were as follows:

	March 31, 2021
(in thousands)	Nonaccrual Loans with No ACL	Nonaccrual Loans with ACL	90+ and Still Accruing	Total Nonperforming Loans

Hotel/motel	$0	$0	$0	$0
Commercial real estate residential	0	981	1,067	2,048
Commercial real estate nonresidential	3,311	1,400	3,418	8,129
Commercial other	0	743	335	1,078
Total commercial loans	3,311	3,124	4,820	11,255

Real estate mortgage	0	5,268	3,035	8,303
Home equity lines	0	520	656	1,176
Total residential loans	0	5,788	3,691	9,479

Consumer direct	0	0	31	31
Consumer indirect	0	0	274	274
Total consumer loans	0	0	305	305

Loans and lease financing	$3,311	$8,912	$8,816	$21,039

	December 31, 2020
(in thousands)	Nonaccrual Loans with No ACL	Nonaccrual Loans with ACL	90+ and Still Accruing	Total Nonperforming Loans

Hotel/motel	$0	$0	$0	$0
Commercial real estate residential	0	1,225	4,776	6,001
Commercial real estate nonresidential	0	1,424	7,852	9,276
Commercial other	0	867	269	1,136
Total commercial loans	0	3,516	12,897	16,413

Real estate mortgage	0	5,346	3,420	8,766
Home equity lines	0	582	392	974
Total residential loans	0	5,928	3,812	9,740

Consumer direct	0	0	71	71
Consumer indirect	0	0	353	353
Total consumer loans	0	0	424	424

Loans and lease financing	$0	$9,444	$17,133	$26,577

The following tables present CTBI’s loan portfolio aging analysis, segregated by class, as of March 31, 2021 and December 31, 2020 (includes loans 90 days past due and still accruing as well):

March 31, 2021
(in thousands)	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Current	Total Loans
Hotel/motel	$0	$0	$0	$0	$258,974	$258,974
Commercial real estate residential	1,205	516	1,650	3,371	301,708	305,079
Commercial real estate nonresidential	1,096	863	7,566	9,525	723,453	732,978
Dealer floorplans	0	0	0	0	63,545	63,545
Commercial other	2,005	1,201	655	3,861	281,315	285,176
Commercial unsecured SBA PPP	0	0	0	0	254,732	254,732
Total commercial loans	4,306	2,580	9,871	16,757	1,883,727	1,900,484

Real estate mortgage	1,843	3,462	5,393	10,698	759,328	770,026
Home equity lines	285	168	1,115	1,568	100,027	101,595
Total residential loans	2,128	3,630	6,508	12,266	859,355	871,621

Consumer direct	459	45	31	535	148,859	149,394
Consumer indirect	1,099	360	274	1,733	615,572	617,305
Total consumer loans	1,558	405	305	2,268	764,431	766,699

Loans and lease financing	$7,992	$6,615	$16,684	$31,291	$3,507,513	$3,538,804

December 31, 2020
(in thousands)	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Current	Total Loans
Hotel/motel	$0	$0	$0	$0	$260,699	$260,699
Commercial real estate residential	722	413	5,577	6,712	281,216	287,928
Commercial real estate nonresidential	1,199	0	8,703	9,902	733,336	743,238
Dealer floorplans	0	0	0	0	69,087	69,087
Commercial other	658	136	835	1,629	278,279	279,908
Commercial unsecured SBA PPP	0	0	0	0	252,667	252,667
Total commercial loans	2,579	549	15,115	18,243	1,875,284	1,893,527

Real estate mortgage	1,784	3,501	6,897	12,182	772,377	784,559
Home equity lines	509	305	919	1,733	102,037	103,770
Total residential loans	2,293	3,806	7,816	13,915	874,414	888,329

Consumer direct	659	87	71	817	151,487	152,304
Consumer indirect	2,960	973	353	4,286	615,765	620,051
Total consumer loans	3,619	1,060	424	5,103	767,252	772,355

Loans and lease financing	$8,491	$5,415	$23,355	$37,261	$3,516,950	$3,554,211

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

Dealer floorplans are segmented separately as they are a unique product with unique risk factors.  CTBI maintains strict processing procedures over its floorplan product with any exceptions requested by a loan officer approved by the appropriate loan committee and the floorplan manager.

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

The following tables present the credit risk profile of CTBI’s commercial loan portfolio based on rating category and payment activity, segregated by class of loans and based on last credit decision or year of origination:

March 31, 2021	Term Loans Amortized Cost Basis by Origination Year
(in thousands)	2021	2020	2019	2018	2017	Prior	Revolving Loans	Total
Hotel/motel
Risk rating:
Pass	$14,733	$11,498	$54,602	$27,835	$38,701	$25,794	$50	$173,213
Watch	0	23,865	5,251	0	2,730	24,125	0	55,971
OAEM	0	0	1,993	9,479	0	0	0	11,472
Substandard	0	0	0	3,295	1,113	13,910	0	18,318
Doubtful	0	0	0	0	0	0	0	0
Total hotel/motel	$14,733	$35,363	$61,846	$40,609	$42,544	$63,829	$50	$258,974

Commercial real estate residential
Risk rating:
Pass	$37,400	$80,666	$37,372	$27,044	$16,221	$60,778	$9,966	$269,447
Watch	205	1,471	2,074	2,208	2,851	8,759	164	17,732
OAEM	328	2,246	1,433	204	140	128	0	4,479
Substandard	3,674	2,900	585	1,595	524	4,118	25	13,421
Doubtful	0	0	0	0	0	0	0	0
Total commercial real estate residential	$41,607	$87,283	$41,464	$31,051	$19,736	$73,783	$10,155	$305,079

Commercial real estate nonresidential
Risk rating:
Pass	$60,781	$117,993	$95,141	$72,884	$75,415	$217,747	$24,882	$664,843
Watch	227	4,526	3,041	4,516	5,474	17,591	557	35,932
OAEM	0	0	0	18	0	338	20	376
Substandard	1,641	6,726	5,625	3,453	2,396	11,644	309	31,794
Doubtful	0	0	0	0	0	33	0	33
Total commercial real estate nonresidential	$62,649	$129,245	$103,807	$80,871	$83,285	$247,353	$25,768	$732,978

Dealer floorplans
Risk rating:
Pass	$0	$0	$0	$0	$0	$0	$63,229	$63,229
Watch	0	0	0	0	0	0	316	316
OAEM	0	0	0	0	0	0	0	0
Substandard	0	0	0	0	0	0	0	0
Doubtful	0	0	0	0	0	0	0	0
Total dealer floorplans	$0	$0	$0	$0	$0	$0	$63,545	$63,545

Commercial other
Risk rating:
Pass	$29,710	$67,210	$24,136	$32,847	$12,867	$18,250	$77,740	$262,760
Watch	727	2,067	335	6,049	640	879	6,879	17,576
OAEM	0	0	0	5	0	314	0	319
Substandard	234	2,012	354	310	447	785	379	4,521
Doubtful	0	0	0	0	0	0	0	0
Total commercial other	$30,671	$71,289	$24,825	$39,211	$13,954	$20,228	$84,998	$285,176

Commercial unsecured SBA PPP
Risk rating:
Pass	$97,412	$157,320	$0	$0	$0	$0	$0	$254,732
Watch	0	0	0	0	0	0	0	0
OAEM	0	0	0	0	0	0	0	0
Substandard	0	0	0	0	0	0	0	0
Doubtful	0	0	0	0	0	0	0	0
Total commercial unsecured SBA PPP	$97,412	$157,320	$0	$0	$0	$0	$0	$254,732

Commercial loans
Risk rating:
Pass	$240,036	$434,687	$211,251	$160,610	$143,204	$322,569	$175,867	$1,688,224
Watch	1,159	31,929	10,701	12,773	11,695	51,354	7,916	127,527
OAEM	328	2,246	3,426	9,706	140	780	20	16,646
Substandard	5,549	11,638	6,564	8,653	4,480	30,457	713	68,054
Doubtful	0	0	0	0	0	33	0	33
Total commercial loans	$247,072	$480,500	$231,942	$191,742	$159,519	$405,193	$184,516	$1,900,484

December 31, 2020	Term Loans Amortized Cost Basis by Origination Year
(in thousands)	2020	2019	2018	2017	2016	Prior	Revolving Loans	Total
Hotel/motel
Risk rating:
Pass	$11,507	$70,504	$27,453	$39,651	$6,357	$22,372	$0	$177,844
Watch	23,951	2,506	3,366	2,102	16,740	7,422	0	56,087
OAEM	0	1,993	9,576	0	0	0	0	11,569
Substandard	0	0	0	1,113	8,840	5,246	0	15,199
Doubtful	0	0	0	0	0	0	0	0
Total hotel/motel	$35,458	$75,003	$40,395	$42,866	$31,937	$35,040	$0	$260,699

Commercial real estate residential
Risk rating:
Pass	$85,403	$39,238	$29,179	$17,390	$21,272	$46,419	$10,470	$249,371
Watch	1,714	2,214	2,438	2,962	4,520	5,306	182	19,336
OAEM	1,921	1,361	323	142	129	0	0	3,876
Substandard	4,301	606	1,991	4,076	1,108	3,263	0	15,345
Doubtful	0	0	0	0	0	0	0	0
Total commercial real estate residential	$93,339	$43,419	$33,931	$24,570	$27,029	$54,988	$10,652	$287,928

Commercial real estate nonresidential
Risk rating:
Pass	$125,205	$97,204	$77,685	$80,416	$100,740	$165,839	$25,524	$672,613
Watch	5,133	3,175	5,075	6,366	3,020	11,046	601	34,416
OAEM	0	887	68	0	0	3,382	115	4,452
Substandard	7,254	6,152	3,471	2,462	1,358	10,817	215	31,729
Doubtful	0	0	0	0	0	28	0	28
Total commercial real estate nonresidential	$137,592	$107,418	$86,299	$89,244	$105,118	$191,112	$26,455	$743,238

Dealer floorplans
Risk rating:
Pass	$0	$0	$0	$0	$0	$0	$68,610	$68,610
Watch	0	0	0	0	0	0	477	477
OAEM	0	0	0	0	0	0	0	0
Substandard	0	0	0	0	0	0	0	0
Doubtful	0	0	0	0	0	0	0	0
Total dealer floorplans	$0	$0	$0	$0	$0	$0	$69,087	$69,087

Commercial other
Risk rating:
Pass	$75,014	$26,385	$33,825	$13,975	$6,225	$22,733	$78,547	$256,704
Watch	2,888	378	1,130	555	464	595	7,030	13,040
OAEM	25	0	5,056	181	367	0	124	5,753
Substandard	2,136	556	318	460	460	411	70	4,411
Doubtful	0	0	0	0	0	0	0	0
Total commercial other	$80,063	$27,319	$40,329	$15,171	$7,516	$23,739	$85,771	$279,908

Commercial unsecured SBA PPP
Risk rating:
Pass	$252,667	$0	$0	$0	$0	$0	$0	$252,667
Watch	0	0	0	0	0	0	0	0
OAEM	0	0	0	0	0	0	0	0
Substandard	0	0	0	0	0	0	0	0
Doubtful	0	0	0	0	0	0	0	0
Total commercial unsecured SBA PPP	$252,667	$0	$0	$0	$0	$0	$0	$252,667

Commercial loans
Risk rating:
Pass	$549,796	$233,331	$168,142	$151,432	$134,594	$257,363	$183,151	$1,677,809
Watch	33,686	8,273	12,009	11,985	24,744	24,369	8,290	123,356
OAEM	1,946	4,241	15,023	323	496	3,382	239	25,650
Substandard	13,691	7,314	5,780	8,111	11,766	19,737	285	66,684
Doubtful	0	0	0	0	0	28	0	28
Total commercial loans	$599,119	$253,159	$200,954	$171,851	$171,600	$304,879	$191,965	$1,893,527

The following tables present the credit risk profile of CTBI’s residential real estate and consumer loan portfolios based on performing or nonperforming status, segregated by class:

March 31, 2021	Term Loans Amortized Cost Basis by Origination Year
(in thousands)	2021	2020	2019	2018	2017	Prior	Revolving Loans	Total
Home equity lines
Performing	$0	$0	$0	$0	$0	$10,454	$89,965	$100,419
Nonperforming	0	0	0	0	0	634	542	1,176
Total home equity lines	$0	$0	$0	$0	$0	$11,088	$90,507	$101,595

Mortgage loans
Performing	$42,225	$206,775	$104,572	$49,852	$54,276	$304,023	$0	$761,723
Nonperforming	0	0	451	304	440	7,108	0	8,303
Total mortgage loans	$42,225	$206,775	$105,023	$50,156	$54,716	$311,131	$0	$770,026

Residential loans
Performing	$42,225	$206,775	$104,572	$49,852	$54,276	$314,477	$89,965	$862,142
Nonperforming	0	0	451	304	440	7,742	542	9,479
Total residential loans	$42,225	$206,775	$105,023	$50,156	$54,716	$322,219	$90,507	$871,621

Consumer direct loans
Performing	$17,940	$62,340	$28,626	$16,071	$7,553	$16,833	$0	$149,363
Nonperforming	0	0	11	20	0	0	0	31
Total consumer direct loans	$17,940	$62,340	$28,637	$16,091	$7,553	$16,833	$0	$149,394

Consumer indirect loans
Performing	$69,625	$272,369	$120,724	$87,806	$42,636	$23,871	$0	$617,031
Nonperforming	0	109	60	40	53	12	0	274
Total consumer indirect loans	$69,625	$272,478	$120,784	$87,846	$42,689	$23,883	$0	$617,305

Consumer loans
Performing	$87,565	$334,709	$149,350	$103,877	$50,189	$40,704	$0	$766,394
Nonperforming	0	109	71	60	53	12	0	305
Total consumer loans	$87,565	$334,818	$149,421	$103,937	$50,242	$40,716	$0	$766,699

December 31, 2020	Term Loans Amortized Cost Basis by Origination Year
(in thousands)	2020	2019	2018	2017	2016	Prior	Revolving Loans	Total
Home equity lines
Performing	$0	$0	$0	$0	$23	$12,049	$90,724	$102,796
Nonperforming	0	0	0	0	0	585	389	974
Total home equity lines	$0	$0	$0	$0	$23	$12,634	$91,113	$103,770

Mortgage loans
Performing	$214,629	$119,301	$56,812	$60,915	$48,253	$275,883	$0	$775,793
Nonperforming	0	436	303	314	352	7,361	0	8,766
Total mortgage loans	$214,629	$119,737	$57,115	$61,229	$48,605	$283,244	$0	$784,559

Residential loans
Performing	$214,629	$119,301	$56,812	$60,915	$48,276	$287,932	$90,724	$878,589
Nonperforming	0	436	303	314	352	7,946	389	9,740
Total residential loans	$214,629	$119,737	$57,115	$61,229	$48,628	$295,878	$91,113	$888,329

Consumer direct loans
Performing	$72,677	$32,993	$18,461	$9,157	$6,581	$12,364	$0	$152,233
Nonperforming	7	57	0	7	0	0	0	71
Total consumer direct loans	$72,684	$33,050	$18,461	$9,164	$6,581	$12,364	$0	$152,304

Consumer indirect loans
Performing	$301,494	$135,123	$100,482	$50,665	$23,777	$8,157	$0	$619,698
Nonperforming	27	115	118	52	30	11	0	353
Total consumer indirect loans	$301,521	$135,238	$100,600	$50,717	$23,807	$8,168	$0	$620,051

Consumer loans
Performing	$374,171	$168,116	$118,943	$59,822	$30,358	$20,521	$0	$771,931
Nonperforming	34	172	118	59	30	11	0	424
Total consumer loans	$374,205	$168,288	$119,061	$59,881	$30,388	$20,532	$0	$772,355

A loan is considered nonperforming if it is 90 days or more past due and/or on nonaccrual.

The total of consumer mortgage loans secured by real estate properties for which formal foreclosure proceedings began, but have been suspended, was $2.7 million at March 31, 2021.  The total of consumer mortgage loans secured by real estate properties for which formal foreclosure proceedings began, but had been suspended, at December 31, 2020 was $2.9 million.

In accordance with ASC 326-20-30-2, if a loan does not share risk characteristics with other pooled loans in determining the allowance for credit losses, the loan shall be evaluated for expected credit losses on an individual basis. Of the loans that CTBI has individually evaluated, the loans listed below by segment are those that are collateral dependent:

	March 31, 2021
(in thousands)	Number of Loans	Recorded Investment	Specific Reserve
Hotel/motel	6	$34,174	$550
Commercial real estate residential	5	8,679	0
Commercial real estate nonresidential	10	19,431	200
Commercial other	1	1,267	0
Total collateral dependent loans	22	$63,551	$750

	December 31, 2020
(in thousands)	Number of Loans	Recorded Investment	Specific Reserve
Hotel/motel	5	$26,194	$250
Commercial real estate residential	4	7,833	0
Commercial real estate nonresidential	12	24,497	200
Commercial other	1	5,050	0
Total collateral dependent loans	22	$63,574	$450

	March 31, 2020
(in thousands)	Number of Loans	Recorded Investment	Specific Reserve
Hotel/motel	3	$14,712	$250
Commercial real estate residential	7	5,125	92
Commercial real estate nonresidential	16	25,296	720
Commercial other	5	9,569	957
Total collateral dependent loans	31	$54,702	$2,019

The hotel/motel, commercial real estate residential, and commercial real estate nonresidential segments are all collateralized with real estate.  The one loan listed in the commercial other segment at March 31, 2021 is collateralized by various chattel, including surface mining equipment, preparation plant equipment, and a first mortgage on a preparation plant, real estate, and improvements.  The one loan listed in the commercial other segment at December 31, 2020 was collateralized by various chattel and real estate collateral with $5.1 million collateralized by a leasehold mortgage and assignment of lease on commercial property as well as furniture, fixtures, and equipment of the leasehold property.  The five loans listed in the commercial other segment at March 31, 2020 were collateralized by various chattel and real estate collateral with $5.1 million collateralized by a leasehold mortgage and assignment of lease on commercial property as well as furniture, fixtures, and equipment of the leasehold property, $4.1 million primarily collateralized by underground coal mining equipment and junior real estate liens, and the remaining $0.4 million collateralized by a mix of commercial real estate and liens on furniture, fixtures, and equipment.

Certain loans have been modified in troubled debt restructurings, where economic concessions were granted to borrowers consisting of reductions in the interest rates, payment extensions, forgiveness of principal, and forbearances.  Presented below, segregated by class of loans, are troubled debt restructurings that occurred during the three months ended March 31, 2021 and 2020 and the year ended December 31, 2020:

	Three Months Ended March 31, 2021
	Pre-Modification Outstanding Balance
(in thousands)	Number of Loans	Term Modification	Combination	Total Modification
Hotel/motel	0	$0	$0	$0
Commercial real estate residential	0	0	0	0
Commercial real estate nonresidential	1	0	284	284
Commercial other	0	0	0	0
Total commercial loans	1	0	284	284

Real estate mortgage	0	0	0	0
Total residential loans	0	0	0	0

Total troubled debt restructurings	1	$0	$284	$284

	Three Months Ended March 31, 2021
	Post-Modification Outstanding Balance
(in thousands)	Number of Loans	Term Modification	Combination	Total Modification
Hotel/motel	0	$0	$0	$0
Commercial real estate residential	0	0	0	0
Commercial real estate nonresidential	1	0	284	284
Commercial other	0	0	0	0
Total commercial loans	1	0	284	284

Real estate mortgage	0	0	0	0
Total residential loans	0	0	0	0

Total troubled debt restructurings	1	$0	$284	$284

	Year Ended December 31, 2020
	Pre-Modification Outstanding Balance
(in thousands)	Number of Loans	Term Modification	Combination	Total Modification
Hotel/motel	1	$1,113	$0	$1,113
Commercial real estate residential	12	4,694	1,809	6,503
Commercial real estate nonresidential	18	7,295	782	8,077
Commercial other	12	637	53	690
Total commercial loans	43	13,739	2,644	16,383

Real estate mortgage	4	1,496	0	1,496
Total residential loans	4	1,496	0	1,496

Total troubled debt restructurings	47	$15,235	$2,644	$17,879

	Year Ended December 31, 2020
	Post-Modification Outstanding Balance
(in thousands)	Number of Loans	Term Modification	Combination	Total Modification
Hotel/motel	1	$1,113	$0	$1,113
Commercial real estate residential	12	4,696	1,809	6,505
Commercial real estate nonresidential	18	7,349	782	8,131
Commercial other	12	571	51	622
Total commercial loans	43	13,729	2,642	16,371

Real estate mortgage	4	1,479	0	1,479
Total residential loans	4	1,479	0	1,479

Total troubled debt restructurings	47	$15,208	$2,642	$17,850

	Three Months Ended March 31, 2020
		Pre- Modification Outstanding Recorded Investment		Post- Modification Outstanding Recorded Investment
(in thousands)	Number of Loans	Term	Total Modification	Term Modification	Total Modification
New troubled debt restructurings
Hotel/motel	0	$0	$0	$0	$0
Commercial real estate residential	8	4,397	4,397	4,399	4,399
Commercial real estate nonresidential	9	2,345	2,345	2,336	2,336
Commercial other	5	464	464	399	399
Total commercial loans	22	7,206	7,206	7,134	7,134

Real estate mortgage	1	388	388	388	388
Total residential loans	1	388	388	388	388

Total troubled debt restructurings	23	$7,594	$7,594	$7,522	$7,522

No charge-offs have resulted from modifications for any of the presented periods.  We had commitments to extend additional credit in the amount of $88 thousand and $85 thousand at March 31, 2021 and December 31, 2020, respectively, on loans that were considered troubled debt restructurings.

Loans retain their accrual status at the time of their modification. As a result, if a loan is on nonaccrual at the time it is modified, it stays as nonaccrual, and if a loan is on accrual at the time of the modification, it generally stays on accrual.  Commercial and consumer loans modified in a troubled debt restructuring are closely monitored for delinquency as an early indicator of possible future default.  If loans modified in a troubled debt restructuring subsequently default, CTBI evaluates the loan for possible further impairment.  The allowance for loan losses may be increased, adjustments may be made in the allocation of the allowance, or partial charge-offs may be taken to further write-down the carrying value of the loan.  Presented below, segregated by class of loans, are loans that were modified as troubled debt restructurings within the past twelve months which have subsequently defaulted.  CTBI considers a loan in default when it is 90 days or more past due or transferred to nonaccrual.  Presented below, segregated by segment, are troubled debt restructurings for which there was a payment default during the periods indicated and such default was within twelve months of the loan modification as of December 31, 2020.  There were no defaults as of March 31, 2021.

(in thousands)	Year Ended December 31, 2020
	Number of Loans	Recorded Balance
Commercial:
Commercial other	3	$368
Total defaulted restructured loans	3	$368

Note 5 – Other Real Estate Owned

Activity for other real estate owned was as follows:

	Three Months Ended March 31
(in thousands)	2021	2020
Beginning balance of other real estate owned	$7,694	$19,480
New assets acquired	(170)	1,625
Fair value adjustments	(154)	(458)
Sale of assets	(1,146)	(831)
Ending balance of other real estate owned	$6,224	$19,816

Carrying costs and fair value adjustments associated with foreclosed properties for the three months ended March 31, 2021 and 2020 were $0.3 million and $0.9 million, respectively.  See Note 1 for a description of our accounting policies relative to foreclosed properties and other real estate owned.

The major classifications of foreclosed properties are shown in the following table:

(in thousands)	March 31 2021	December 31 2020
1-4 family	$1,277	$1,888
Construction/land development/other	616	1,069
Multifamily	88	88
Non-farm/non-residential	4,243	4,649
Total foreclosed properties	$6,224	$7,694

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

We monitor collateral levels on a continuous basis and maintain records of each transaction specifically describing the applicable security and the counterparty’s fractional interest in that security, and we segregate the security from its general assets in accordance with regulations governing custodial holdings of securities.  The primary risk with our repurchase agreements is market risk associated with the securities securing the transactions, as we may be required to provide additional collateral based on fair value changes of the underlying securities.  Securities pledged as collateral under repurchase agreements are maintained with our safekeeping agents.  The carrying value of investment securities available-for-sale pledged as collateral under repurchase agreements totaled $396.2 million and $397.4 million at March 31, 2021 and December 31, 2020, respectively.

The remaining contractual maturity of the securities sold under agreements to repurchase by class of collateral pledged included in the accompanying consolidated balance sheets as of March 31, 2021 and December 31, 2020 is presented in the following tables:

	March 31, 2021
	Remaining Contractual Maturity of the Agreements
(in thousands)	Overnight and Continuous	Up to 30 days	30-90 days	Greater Than 90 days	Total
Repurchase agreements and repurchase-to-maturity transactions:
U.S. Treasury and government agencies	$3,894	$22	$0	$38,051	$41,967
State and political subdivisions	63,479	179	0	32,463	96,121
U.S. government sponsored agency mortgage-backed securities	26,952	1,104	0	188,091	216,147
Total	$94,325	$1,305	$0	$258,605	$354,235

	December 31, 2020
	Remaining Contractual Maturity of the Agreements
(in thousands)	Overnight and Continuous	Up to 30 days	30-90 days	Greater Than 90 days	Total
Repurchase agreements and repurchase-to-maturity transactions:
U.S. Treasury and government agencies	$8,777	$0	$2,831	$31,800	$43,408
State and political subdivisions	54,639	0	1,132	21,421	77,192
U.S. government sponsored agency mortgage-backed securities	33,040	0	101,037	101,185	235,262
Total	$96,456	$0	$105,000	$154,406	$355,862

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

Recurring Measurements

The following tables present the fair value measurements of assets recognized in the accompanying balance sheets measured at fair value on a recurring basis as of March 31, 2021 and December 31, 2020 and indicate the level within the fair value hierarchy of the valuation techniques.

		Fair Value Measurements at March 31, 2021 Using
(in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets measured – recurring basis
Available-for-sale securities:
U.S. Treasury and government agencies	$203,619	$134,598	$69,021	$0
State and political subdivisions	220,117	0	220,117	0
U.S. government sponsored agency mortgage-backed securities	674,832	0	674,832	0
Other debt securities	56,627	0	56,627	0
Equity securities at fair value	2,243	0	0	2,243
Mortgage servicing rights	5,584	0	0	5,584

		Fair Value Measurements at December 31, 2020 Using
(in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets measured – recurring basis
Available-for-sale securities:
U.S. Treasury and government agencies	$148,793	$74,991	$73,802	$0
State and political subdivisions	140,416	0	140,416	0
U.S. government sponsored agency mortgage-backed securities	651,807	0	651,807	0
Other debt securities	56,245	0	56,245	0
Equity securities at fair value	2,471	0	0	2,471
Mortgage servicing rights	4,068	0	0	4,068

Following is a description of the valuation methodologies and inputs used for assets measured at fair value on a recurring basis and recognized in the accompanying balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy.  These valuation methodologies were applied to all of CTBI’s financial assets carried at fair value.  CTBI had no liabilities measured and recorded at fair value as of March 31, 2021 and December 31, 2020.  There have been no significant changes in the valuation techniques during the quarter ended March 31, 2021.  For assets classified within Level 3 of the fair value hierarchy, the process used to develop the reported fair value is described below.

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

Equity Securities at Fair Value

As of March 31, 2021 and December 31, 2020, the only securities owned by CTBI that were valued using Level 3 criteria are Visa Class B Stock (included in equity securities at fair value).  Fair value for Visa Class B Stock is determined by an independent third party utilizing assumptions about factors such as quarterly common stock dividend payments, the conversion of the securities to the relevant Class A Stock shares subject to the prevailing conversion rate and conversion date.  We have concluded that the third party assumptions, processes, and conclusions are reasonable and appropriate in determining the fair value of this asset.  See the table below for inputs and valuation techniques used for Level 3 equity securities.

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

Level 3 Reconciliation

Following is a reconciliation of the beginning and ending balances of recurring fair value measurements, for the periods indicated, using significant unobservable (Level 3) inputs:

(in thousands)	Three Months Ended March 31, 2021		Three Months Ended March 31, 2020
	Equity Securities at Fair Value	Mortgage Servicing Rights	Equity Securities at Fair Value	Mortgage Servicing Rights
Beginning balance	$2,471	$4,068	$1,953	$3,263
Total unrealized gains (losses) Included in net income	(228)	1,030	(232)	(818)
Issues	0	736	0	144
Settlements	0	(250)	0	(108)
Ending balance	$2,243	$5,584	$1,721	$2,481

Total gains (losses) for the period included in net income attributable to the change in unrealized gains or losses related to assets still held at the reporting date	$(228)	$1,030	$(232)	$(818)

Realized and unrealized gains and losses for items reflected in the table above are included in net income in the consolidated statements of income as follows:

Noninterest Income

	Three Months Ended March 31
(in thousands)	2021	2020
Total gains (losses)	$552	$(1,159)

Nonrecurring Measurements

The following tables present the fair value measurements of assets recognized in the accompanying balance sheets measured at fair value on a nonrecurring basis as of March 31, 2021 and December 31, 2020 and indicate the level within the fair value hierarchy of the valuation techniques.

		Fair Value Measurements at March 31, 2021 Using
(in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets measured – nonrecurring basis
Collateral dependent loans	$563	$0	$0	$563
Other real estate owned	530	0	0	530

		Fair Value Measurements at December 31, 2020 Using
(in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets measured – nonrecurring basis
Collateral-dependent loans	$1,768	$0	$0	$1,768
Other real estate owned	2,395	0	0	2,395

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

Loans considered collateral dependent are loans for which the repayment is expected to be provided substantially through the operation or sale of the collateral when the borrower is experiencing financial difficulty in accordance with ASC 326-20-35-5.  Quarter-to-date fair value adjustments on collateral- dependent loans disclosed above were $0.3 million, $0.0 million, and $0.8 million for the quarters ended March 31, 2021, December 31, 2020, and March 31, 2020, respectively.

Other Real Estate Owned

In accordance with the provisions of ASC 360, Property, Plant, and Equipment, other real estate owned (“OREO”) is carried at the lower of fair value at acquisition date or current estimated fair value, less estimated cost to sell when the real estate is acquired.  Estimated fair value of OREO is based on appraisals or evaluations.  OREO is classified within Level 3 of the fair value hierarchy.  Long-lived assets are subject to nonrecurring fair value adjustments to reflect subsequent partial write-downs that are based on the observable market price or current appraised value of the collateral.  Quarter-to-date fair value adjustments on other real estate owned disclosed above were $0.2 million, $0.1 million, and $0.4 million for the quarters ended March 31, 2021, December 31, 2020, and March 31, 2020, respectively.

Our policy for determining the frequency of periodic reviews is based upon consideration of the specific properties and the known or perceived market fluctuations in a particular market and is typically between 12 and 18 months but generally not more than 24 months.  Appraisers are selected from the list of approved appraisers maintained by management.

Unobservable (Level 3) Inputs

The following tables present quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements at March 31, 2021 and December 31, 2020.

(in thousands)	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at March 31, 2021	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Equity securities at fair value	$2,243	Discount cash flows, computer pricing model	Discount rate	8.0% - 12.0% (10.0%)
			Conversion date	Dec 2023 – Dec 2027 (Dec 2025)

Mortgage servicing rights	$5,584	Discount cash flows, computer pricing model	Constant prepayment rate	0.0% - 36.5% (11.0%)
			Probability of default	0.0% - 100.0% (1.8%)
			Discount rate	10.0% - 11.5% (10.1%)

Collateral dependent loans	$563	Market comparable properties	Marketability discount	0.0%- 55.3% (55.3%)

Other real estate owned	$530	Market comparable properties	Comparability adjustments	9.1% - 58.1% (24.9%)

(in thousands)	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at December 31, 2020	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Equity securities at fair value	$2,471	Discount cash flows, computer pricing model	Discount rate	8.0% - 12.0% (10.0%)
			Conversion date	Dec 2022 – Dec 2026 (Dec 2024)

Mortgage servicing rights	$4,068	Discount cash flows, computer pricing model	Constant prepayment rate	0.0% - 32.8% (15.7%)
			Probability of default	0.0% - 100.0% (1.7%)
			Discount rate	10.0% - 11.5% (10.1%)

Collateral-dependent loans	$1,768	Market comparable properties	Marketability discount	17.5% - 31.5% (24.5%)

Other real estate owned	$2,395	Market comparable properties	Comparability adjustments	(9.1)% - 64.3% (12.8%)

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

Fair Value of Financial Instruments

The following table presents estimated fair value of CTBI’s financial instruments as of March 31, 2021 and indicates the level within the fair value hierarchy of the valuation techniques.  In accordance with the adoption of ASU 2016-01, the fair values as of March 31, 2021 were measured using an exit price notion.

		Fair Value Measurements at March 31, 2021 Using
(in thousands)	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$423,105	$423,105	$0	$0
Certificates of deposit in other banks	245	0	245	0
Debt securities available-for-sale	1,155,195	134,598	1,020,597	0
Equity securities at fair value	2,243	0	0	2,243
Loans held for sale	17,748	18,195	0	0
Loans, net	3,493,458	0	0	3,649,893
Federal Home Loan Bank stock	9,971	0	9,971	0
Federal Reserve Bank stock	4,887	0	4,887	0
Accrued interest receivable	15,188	0	15,188	0
Mortgage servicing rights	5,584	0	0	5,584

Financial liabilities:
Deposits	$4,233,772	$1,283,309	$3,002,615	$0
Repurchase agreements	354,235	0	0	354,158
Federal funds purchased	500	0	500	0
Advances from Federal Home Loan Bank	390	0	427	0
Long-term debt	57,841	0	0	38,425
Accrued interest payable	1,365	0	1,365	0

Unrecognized financial instruments:
Letters of credit	$0	$0	$0	$0
Commitments to extend credit	0	0	0	0
Forward sale commitments	0	0	0	0

The following table presents estimated fair value of CTBI’s financial instruments as of December 31, 2020 and indicates the level within the fair value hierarchy of the valuation techniques.

		Fair Value Measurements at December 31, 2020 Using
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

Note 9 – Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended March 31
(in thousands except per share data)	2021	2020
Numerator:
Net income	$23,618	$6,579

Denominator:
Basic earnings per share:
Weighted average shares	17,774	17,752
Diluted earnings per share:
Effect of dilutive stock options and restricted stock grants	13	11
Adjusted weighted average shares	17,787	17,763

Earnings per share:
Basic earnings per share	$1.33	$0.37
Diluted earnings per share	1.33	0.37

There were no options to purchase common shares that were excluded from the diluted calculations above for the three months ended March 31, 2021.  Options to purchase 20,000 common shares at a weighted average price of $32.27 were excluded from the diluted calculations above for the three months ended March 31, 2020, because the exercise prices on the options were greater than the average market price for the period.  In addition to in-the-money stock options, unvested restricted stock grants were also used in the calculation of diluted earnings per share based on the treasury method.

Note 10 – Accumulated Other Comprehensive Income

Unrealized gains on AFS securities

Amounts reclassified from accumulated other comprehensive income (AOCI) and the affected line items in the statements of income during the three months ended March 31, 2021 and 2020 were:

	Amounts Reclassified from AOCI
(in thousands)	Three Months Ended March 31
	2021	2020
Affected line item in the statements of income
Securities gains	$60	$481
Tax expense	16	125
Total reclassifications out of AOCI	$44	$356

Note 11 – COVID-19 and CARES Act Loan Activities

We continue working with our customers through the COVID-19 pandemic.  At March 31, 2021, the number of customers with CARES Act deferrals reduced to 226 for a total outstanding amount of $81.8 million.  The majority of our CARES Act deferrals have been 90 day deferrals.  Total outstanding deferrals include 73 commercial loan deferrals with a total outstanding amount of $73.8 million, 83 residential loan deferrals with a total outstanding amount of $6.5 million, and 70 consumer loan deferrals with a total outstanding amount of $1.5 million.  Included in the commercial loan deferrals are 20 four time deferrals totaling $40.5 million and 2 five time deferrals totaling $10.6 million.  In most cases, these loans have been downgraded; however, they remain within the pass category, as little to no loss is anticipated.  One of the loans was already graded substandard prior to the deferrals being granted.  These loan deferrals and modifications have been executed consistent with the guidelines of the CARES Act.  Pursuant to the CARES Act, these loan deferrals are not included in our nonperforming loans.

At March 31, 2021, we had closed 2,962 Paycheck Protection Program (PPP) loans totaling $277.0 million, stemming from the CARES Act passed by Congress as a stimulus response to the potential economic impacts of COVID-19.  The initial phase of the PPP program expired on August 8, 2020, and the loan forgiveness process began shortly thereafter.  Through March 31, 2021, we have had 1,563 of our PPP loans forgiven by the SBA in a total amount of $117.2 million.  During the first quarter, $98.1 million in PPP loans were paid off or forgiven.  An additional stimulus package, included as part of the Consolidated Appropriations Act 2021, was signed into law in late December 2020 providing for an additional $284 billion in funding under the PPP, with authority to make loans under the program being extended through March 31, 2021. On March 11, 2021, the American Rescue Plan Act of 2021 was signed into law providing, among other things, additional funds for the PPP and an expansion of certain PPP eligibility requirements.  On March 30, 2021, the PPP Extension Act of 2021 was signed into law giving applicants two additional months (through May 31, 2021) to apply for PPP loans and giving the SBA until June 30, 2021 to process loan applications. As of March 31, 2021, CTBI has closed 1,857 loans totaling $99.1 million in new PPP loans stemming from the second phase of lending authorized by the Consolidated Appropriations Act 2021.

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

Our Business

Community Trust Bancorp, Inc. (“CTBI”) is a bank holding company headquartered in Pikeville, Kentucky.  Currently, we own one commercial bank, Community Trust Bank, Inc. (“CTB”) and one trust company, Community Trust and Investment Company, Inc.  Through our subsidiaries, we have seventy-nine banking locations in eastern, northeastern, central, and south central Kentucky, southern West Virginia, and northeastern Tennessee, four trust offices across Kentucky, and one trust office in northeastern Tennessee.  At March 31, 2021, we had total consolidated assets of $5.4 billion and total consolidated deposits, including repurchase agreements, of $4.6 billion.  Total shareholders’ equity at March 31, 2021 was $662.1 million.  Trust assets under management, which are excluded from CTBI’s total consolidated assets, at March 31, 2021, were $3.0 billion.  Trust assets under management include CTB’s investment portfolio totaling $1.1 billion.

Through its subsidiaries, CTBI engages in a wide range of commercial and personal banking and trust and wealth management activities, which include accepting time and demand deposits; making secured and unsecured loans to corporations, individuals and others; providing cash management services to corporate and individual customers; issuing letters of credit; renting safe deposit boxes; and providing funds transfer services.  The lending activities of CTB include making commercial, construction, mortgage, and personal loans.  Lease-financing, lines of credit, revolving lines of credit, term loans, and other specialized loans, including asset-based financing, are also available.  Our corporate subsidiaries act as trustees of personal trusts, as executors of estates, as trustees for employee benefit trusts, as paying agents for bond and stock issues, as investment agent, as depositories for securities, and as providers of full service brokerage and insurance services.  For further information, see Item 1 of our annual report on Form 10-K for the year ended December 31, 2020.

Results of Operations and Financial Condition

We reported record earnings for the first quarter 2021 of $23.6 million, or $1.33 per basic share, compared to $15.8 million, or $0.89 per basic share, earned during the fourth quarter 2020 and $6.6 million, or $0.37 per basic share, earned during the first quarter 2020.

Quarterly Highlights

❖	Net interest income for the quarter of $40.2 million was $1.6 million, or 4.2%, above prior quarter and $4.0 million, or 11.0%, above first quarter 2020.

❖
We recognized a recapture of our allowance for credit losses with a credit to our provision for credit losses of $2.5 million during the quarter ended March 31, 2021, as a result of improvement in our net charge-off experience affecting our vintage loss analysis in several segments, the most significant of those being the indirect lending and residential lending segments.  Provision for credit losses for the prior quarter and prior year same quarter was $1.0 million and $12.7 million, respectively.

❖	Our loan portfolio decreased $15.4 million, an annualized 1.8%, during the quarter but increased $251.3 million, or 7.6%, from March 31, 2020.

❖
CTBI experienced significant improvement in loan losses, as our net loan charge-offs for the quarter ended March 31, 2021 decreased to $0.2 million, or 0.02% of average loans annualized, compared to $0.9 million, or 0.10% annualized, experienced for the fourth quarter 2020 and $1.4 million, or 0.17% annualized, for the first quarter 2020.

❖
Asset quality has continued to improve, as our nonperforming loans, excluding troubled debt restructurings, at $21.0 million decreased $5.5 million from December 31, 2020 and $14.3 million from March 31, 2020.  Nonperforming assets at $27.3 million decreased $7.0 million from December 31, 2020 and $27.9 million from March 31, 2020.

❖	Deposits, including repurchase agreements, increased $216.1 million, an annualized 20.0%, during the quarter and $956.0 million, or 26.3%, from March 31, 2020.

❖	Noninterest income for the quarter ended March 31, 2021 of $15.6 million was a $0.3 million, or 2.1%, increase from prior quarter and a $4.1 million, or 35.2%, increase from prior year same quarter.

❖
Noninterest expense for the quarter ended March 31, 2021 of $28.3 million decreased $5.3 million, or 15.8%, from prior quarter, but increased slightly by $0.1 million, or 0.3%, from prior year same quarter.

COVID-19

We continue working with our customers through the COVID-19 pandemic.  At March 31, 2021, the number of customers with deferrals permitted under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) reduced to 226 for a total outstanding amount of $81.8 million.  The majority of our CARES Act deferrals have been 90 day deferrals.  Total outstanding deferrals include 73 commercial loan deferrals with a total outstanding amount of $73.8 million, 83 residential loan deferrals with a total outstanding amount of $6.5 million, and 70 consumer loan deferrals with a total outstanding amount of $1.5 million.  Included in the commercial loan deferrals are 20 four time deferrals totaling $40.5 million and 2 five time deferrals totaling $10.6 million.  In most cases, these loans have been downgraded; however, they remain within the pass category, as little to no loss is anticipated.  One of the loans was already graded substandard prior to the deferrals being granted.  These loan deferrals and modifications have been executed consistent with the guidelines of the CARES Act.  Pursuant to the CARES Act, these loan deferrals are not included in our nonperforming loans disclosed below.

At March 31, 2021, we had closed 2,962 Paycheck Protection Program (PPP) loans totaling $277.0 million, stemming from the CARES Act passed by Congress as a stimulus response to the potential economic impacts of COVID-19.  The initial phase of the PPP program expired on August 8, 2020, and the loan forgiveness process began shortly thereafter.  Through March 31, 2021, we have had 1,563 of our PPP loans forgiven by the SBA in a total amount of $117.2 million, including $98.1 million during the first quarter 2021.  An additional stimulus package, included as part of the Consolidated Appropriations Act 2021, was signed into law in late December 2020 providing for an additional $284 billion in funding under the PPP, with authority to make loans under the program being extended through March 31, 2021.  On March 11, 2021, the American Rescue Plan Act of 2021 was signed into law providing, among other things, additional funds for the PPP and an expansion of certain PPP eligibility requirements.  On March 30, 2021, the PPP Extension Act of 2021 was signed into law giving applicants two additional months (through May 31, 2021) to apply for PPP loans and giving the SBA until June 30, 2021 to process loan applications.  As of March 31, 2021, CTBI has closed 1,857 loans totaling $99.1 million in new PPP loans stemming from the second phase of lending authorized by the Consolidated Appropriations Act 2021.  CTBI intends to continue its participation in the PPP.

Income Statement Review

(dollars in thousands)			Change 2021 vs. 2020
Three Months Ended March 31	2021	2020	Amount	Percent
Net interest income	$40,242	$36,244	$3,998	11.0%
Provision for credit losses	(2,499)	12,707	(15,206)	(119.7)%
Noninterest income	15,577	11,521	4,056	35.2
Noninterest expense	28,310	28,221	89	0.3
Income taxes	6,390	258	6,132	2,376.7
Net income	$23,618	$6,579	$17,039	259.0%

Average earning assets	$4,957,636	$4,093,833	$863,803	21.1%

Yield on average earning assets, tax equivalent*	3.63%	4.41%	(0.78)%	(17.7)%
Cost of interest bearing funds	0.48%	1.19%	(0.71)%	(59.7)%
Net interest margin, tax equivalent*	3.31%	3.58%	(0.27)%	(7.5)%

*Yield on average earning assets and net interest margin were computed on a tax equivalent basis using a 21% tax rate.

Net Interest Income

Net interest income for the quarter of $40.2 million was an increase of $1.6 million, or 4.2%, from fourth quarter 2020 and $4.0 million, or 11.0%, from first quarter 2020.  Our net interest margin at 3.31% increased 11 basis points from prior quarter but decreased 27 basis points from prior year same quarter, while our average earning assets increased $136.4 million and $863.8 million, respectively, during those same periods.  Our yield on average earning assets increased 5 basis points from prior quarter but decreased 78 basis points from prior year same quarter, and our cost of funds decreased 7 basis points from prior quarter and 71 basis points from prior year same quarter.  The PPP loan portfolio had an annualized yield for the quarter of 6.03%.  Interest income on the portfolio was $0.7 million, while the amortization of loan origination fees from current outstanding loans and recognition of net fee income from paid and forgiven loans was $3.3 million.  These fees are amortized over the life of the loan with any unamortized balance fully recognized at the time of loan forgiveness.  The impact to the net interest margin of the $3.3 million in fee income recognized was 27 basis points.

Our ratio of average loans to deposits, including repurchase agreements, was 79.9% for the quarter ended March 31, 2021 compared to 82.3% for the quarter ended December 31, 2020 and 89.9% for the quarter ended March 31, 2020.

Provision for Credit Losses

We recognized a recapture of allowance for credit losses with a credit to provision for credit losses of $2.5 million for the first quarter of 2021, compared to a provision for credit losses of $1.0 million for the prior quarter and $12.7 million for the first quarter of 2020.  The change in the provision for credit losses compared to the fourth quarter of 2020 was due primarily to the improvement in net charge off experience affecting our vintage loss analysis in several segments, the most significant of those being the indirect lending and residential lending segments.  The indirect lending segment experienced no net losses in the quarter, compared to the 12 quarter rolling average losses of 0.35 percent.  The residential lending segment experienced no net losses in the quarter compared to the 12 quarter rolling average of 0.07 percent.  Overall, the decrease in the allowance for credit losses attributed to historical loss factors was $2.4 million.

Noninterest Income

Noninterest income for the quarter ended March 31, 2021 of $15.6 million was a $0.3 million, or 2.1%, increase from prior quarter and a $4.1 million, or 35.2%, increase from prior year same quarter.  The increase in noninterest income from prior quarter was primarily the result of increases in loan related fees ($0.5 million), net gains on other real estate owned ($0.5 million), and trust revenue ($0.2 million), partially offset by a decline in securities gains ($0.6 million) and deposit related fees ($0.3 million).  The increase from prior year same quarter resulted from increases in loan related fees ($2.2 million) and net gains on loans ($2.0 million), partially offset by a decline in securities gains ($0.4 million).  The increase in loan related fees was primarily the result of a $1.0 million positive adjustment to the fair market value of our mortgage servicing rights.

Noninterest Expense

Noninterest expense for the quarter ended March 31, 2021 of $28.3 million decreased $5.3 million, or 15.8%, from prior quarter, but increased slightly by $0.1 million, or 0.3%, from prior year same quarter.  The decrease in noninterest expense quarter over quarter included decreases in personnel expense ($3.3 million), taxes other than property and payroll ($1.5 million), and net other real estate owned expense ($0.4 million).  The decrease in personnel expense from prior quarter was primarily the result of a $2.4 million charge in the fourth quarter 2020 to post retirement benefits related to our bank owned life insurance and a $1.3 million increase in our accruals during the fourth quarter 2020 for special payments to employees.  Noninterest expense year over year was impacted by increases in personnel expense ($1.8 million primarily as a result of resumed normal accruals for our incentive program) and data processing expense ($0.2 million), offset by decreases in taxes other than property and payroll ($1.5 million) and net other real estate owned expense ($0.6 million).  In March 2019, Kentucky enacted legislation requiring financial institutions to transition from a bank franchise tax to the Kentucky corporate income tax beginning in 2021.  As a result, we have experienced a decline in taxes other than property and payroll and a corresponding increase in income taxes.

Balance Sheet Review

CTBI’s total assets at $5.4 billion increased $221.0 million, or 17.4% annualized, from December 31, 2020 and $1.0 billion, or 23.1%, from March 31, 2020.  Loans outstanding at March 31, 2021 were $3.5 billion, a decrease of $15.4 million, an annualized 1.8%, from December 31, 2020 but an increase of $251.3 million, or 7.6%, from March 31, 2020.  Loans, excluding PPP loans, declined $17.5 million during the quarter as we experienced the payoff of a $30 million credit and continuing soft loan demand.  We experienced an increase in the commercial loan portfolio during the quarter of $7.0 million (including $2.1 million in PPP loans), offset by decreases of $16.7 million in the residential loan portfolio as customers continued to refinance into the secondary market with low fixed rate mortgages, $2.9 million in the direct consumer loan portfolio, and $2.8 million in the indirect consumer loan portfolio.  CTBI’s investment portfolio increased $157.7 million, or an annualized 64.0%, from December 31, 2020 and $522.2 million, or 82.2%, from March 31, 2020 as we continued to deploy our increased liquidity in investments due to continued soft loan demand.  Deposits in other banks increased $72.5 million from prior quarter and $231.5 million from prior year same quarter.  Deposits, including repurchase agreements, at $4.6 billion increased $216.1 million, or an annualized 20.0%, from December 31, 2020 and $956.0 million, or 26.3%, from March 31, 2020.

Shareholders’ equity at March 31, 2021 was $662.1 million, a $7.2 million increase from the $654.9 million at December 31, 2020, and a $49.1 million increase from the $612.9 million at March 31, 2020.  Our tangible common equity/tangible assets ratio at March 31, 2021 was 11.27%.

Loans

(in thousands)	March 31, 2021
Loan Category	Balance	Variance from Prior Year-End	YTD Net Charge- Offs	Nonperforming	ACL
Commercial:
Hotel/motel	$258,974	(0.7)%	$0	$0	$6,664
Commercial real estate residential	305,079	6.0	(22)	2,048	4,641
Commercial real estate nonresidential	732,978	(1.4)	(138)	8,129	10,813
Dealer floorplans	63,545	(8.0)	0	0	1,318
Commercial other	285,176	1.9	13	1,078	4,571
Commercial unsecured SBA PPP	254,732	0.8	0	0	0
Total commercial	1,900,484	0.4	(147)	11,255	28,007

Residential:
Real estate mortgage	770,026	(1.9)	1	8,303	7,143
Home equity	101,595	(2.1)	(1)	1,176	750
Total residential	871,621	(1.9)	0	9,479	7,893

Consumer:
Consumer direct	149,394	(1.9)	(38)	31	1,811
Consumer indirect	617,305	(0.4)	8	274	7,635
Total consumer	766,699	(0.7)	(30)	305	9,446

Total loans	$3,538,804	(0.4)%	$(177)	$21,039	$45,346

Asset Quality

CTBI’s total nonperforming loans, not including performing troubled debt restructurings, were $21.0 million, or 0.59% of total loans, at March 31, 2021 compared to $26.6 million, or 0.75% of total loans, at December 31, 2020 and $35.4 million, or 1.08% of total loans, at March 31, 2020.  Accruing loans 90+ days past due decreased $8.3 million from prior quarter and $9.2 million from March 31, 2020.  Nonaccrual loans increased $2.8 million during the quarter but decreased $5.1 million from March 31, 2020.  Accruing loans 30-89 days past due at $13.2 million increased $0.7 million from prior quarter but decreased $10.9 million from March 31, 2020.  Our loan portfolio management processes focus on the immediate identification, management, and resolution of problem loans to maximize recovery and minimize loss.  Our loan portfolio risk management processes include weekly delinquent loan review meetings at the market levels and monthly delinquent loan review meetings involving senior corporate management to review all nonaccrual loans and loans 30 days or more past due.  Any activity regarding a criticized/classified loan (i.e. problem loan) must be approved by CTB’s Watch List Asset Committee (i.e. Problem Loan Committee).  CTB’s Watch List Asset Committee also meets on a quarterly basis and reviews every criticized/classified loan of $100,000 or greater.  CTB’s Loan Portfolio Risk Management Committee also meets quarterly focusing on the overall asset quality and risk metrics of the loan portfolio.  We also have a Loan Review Department that reviews every market within CTB annually and performs extensive testing of the loan portfolio to assure the accuracy of loan grades and classifications for delinquency, troubled debt restructuring, nonaccrual status, and adequate loan loss reserves.  CTBI generally does not offer high risk loans such as option ARM products, high loan to value ratio mortgages, interest-only loans, loans with initial teaser rates, or loans with negative amortizations, and therefore, CTBI would have no significant exposure to these products.

For further information regarding nonperforming loans, see Note 4 to the condensed consolidated financial statements.

Our reserve coverage (allowance for credit losses to nonperforming loans) at March 31, 2021 was 215.5% compared to 180.7% at December 31, 2020 and 139.8% at March 31, 2020.  Our credit loss reserve as a percentage of total loans outstanding at March 31, 2021 was 1.28% (1.38% excluding PPP loans) compared to 1.35% at December 31, 2020 (1.46% excluding PPP loans) and 1.50% at March 31, 2020.  The PPP program began in April 2020.

Our level of foreclosed properties at $6.2 million at March 31, 2021 was a $1.5 million decrease from the $7.7 million at December 31, 2020 and a $13.6 million decrease from the $19.8 million at March 31, 2020.  Sales of foreclosed properties for the quarter ended March 31, 2021 totaled $1.1 million.  No significant new foreclosed properties were booked during the first quarter 2021.  At March 31, 2021, the book value of properties under contracts to sell was $0.9 million; however, the closings had not occurred at quarter-end.

When foreclosed properties are acquired, appraisals are obtained and the properties are booked at the current market value less expected sales costs.  Additionally, periodic updated appraisals are obtained on unsold foreclosed properties.  When an updated appraisal reflects a fair market value below the current book value, a charge is booked to current earnings to reduce the property to its new market value less expected sales costs.  Charges to earnings in the first quarter 2021 to reflect the decrease in current market values of foreclosed properties totaled $0.2 million.  There were 7 properties reappraised during the first quarter 2021.  Of these, 4 properties were written down by a total of $0.1 million.  Charges to earnings during the quarters ended December 31, 2020 and March 31, 2020 were $0.4 million and $0.5 million, respectively.  Our policy for determining the frequency of periodic reviews is based upon consideration of the specific properties and the known or perceived market fluctuations in a particular market and is typically between 12 and 18 months but generally not more than 24 months.  Approximately 87% of our OREO properties and approximately 84% of the book value of our OREO properties have appraisals dated within the past 18 months.

The appraisal aging analysis of foreclosed properties, as well as the holding period, at March 31, 2021 is shown below:

(in thousands)
Appraisal Aging Analysis			Holding Period Analysis
Days Since Last Appraisal	Number of Properties	Current Book Value	Holding Period	Current Book Value
Up to 3 months	5	$457	Less than one year	$1,959
3 to 6 months	19	1,952	1 year	985
6 to 9 months	5	1,431	2 years	257
9 to 12 months	2	87	3 years	798
12 to 18 months	23	1,281	4 years	212
18 to 24 months	4	733	5 years	348
Over 24 months	4	283	6 years	839
Total	62	$6,224	7 years	50
			8 years	748
			9 years	28
			Total	$6,224

 Regulatory approval is required and has been obtained to hold foreclosed properties beyond the initial period of 5 years.  Additionally, CTBI is required to dispose of any foreclosed property that has not been sold within 10 years.  As of March 31, 2021, one foreclosed property with a total book value of $28 thousand had been held by us for at least nine years.

Net loan charge-offs for the quarter ended March 31, 2021 were $0.2 million, or 0.02% of average loans annualized, compared to $0.9 million, or 0.10%, experienced for the fourth quarter 2020 and $1.4 million, or 0.17%, for the first quarter 2020.  Loan charge-offs for the quarter were primarily in the commercial loan portfolio.

Dividends

The following schedule shows the quarterly cash dividends paid for the past six quarters:

Pay Date	Record Date	Amount Per Share
April 1, 2021	March 15, 2021	$0.385
January 1, 2021	December 15, 2020	$0.385
October 1, 2020	September 15, 2020	$0.385
July 1, 2020	June 15, 2020	$0.380
April 1, 2020	March 15, 2020	$0.380
January 1, 2020	December 15, 2019	$0.380

Liquidity and Market Risk

The objective of CTBI’s Asset/Liability management function is to maintain consistent growth in net interest income within our policy limits.  This objective is accomplished through management of our consolidated balance sheet composition, liquidity, and interest rate risk exposures arising from changing economic conditions, interest rates, and customer preferences.  The goal of liquidity management is to provide adequate funds to meet changes in loan and lease demand or deposit withdrawals.  This is accomplished by maintaining liquid assets in the form of cash and cash equivalents and investment securities, sufficient unused borrowing capacity, and growth in core deposits.  As of March 31, 2021, we had approximately $423.1 million in cash and cash equivalents and approximately $1.2 billion in securities valued at estimated fair value designated as available-for-sale and available to meet liquidity needs on a continuing basis compared to $338.2 million and $997.3 million at December 31, 2020.  Additional asset-driven liquidity is provided by the remainder of the securities portfolio and the repayment of loans.  In addition to core deposit funding, we also have a variety of other short-term and long-term funding sources available.  We also rely on Federal Home Loan Bank advances for both liquidity and management of our asset/liability position.  Federal Home Loan Bank advances were $0.4 million at each of March 31, 2021 and December 31, 2020.  As of March 31, 2021, we had a $509.9 million available borrowing position with the Federal Home Loan Bank compared to $477.2 million at December 31, 2020.  We generally rely upon net inflows of cash from financing activities, supplemented by net inflows of cash from operating activities, to provide cash for our investing activities.  As is typical of many financial institutions, significant financing activities include deposit gathering, use of short-term borrowing facilities such as repurchase agreements and federal funds purchased, and issuance of long-term debt.  At each of March 31, 2021 and December 31, 2020, we had $75 million in lines of credit with various correspondent banks available to meet any future cash needs.  Our primary investing activities include purchases of securities and loan originations.  We do not rely on any one source of liquidity and manage availability in response to changing consolidated balance sheet needs.  Included in our cash and cash equivalents at March 31, 2021 were deposits with the Federal Reserve of $353.0 million compared to $280.7 million at December 31, 2020.  Additionally, we project cash flows from our investment portfolio to generate additional liquidity over the next 90 days.

The investment portfolio consists of investment grade short-term issues suitable for bank investments.  The majority of the investment portfolio is in U.S. government and government sponsored agency issuances.  At March 31, 2021, available-for-sale (“AFS”) securities comprised all of the total investment portfolio, and the AFS portfolio was approximately 174% of equity capital.  Seventy-seven percent of the pledge eligible portfolio was pledged.

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

Capital Resources

We continue to grow our shareholders’ equity while also providing an annualized dividend yield to shareholders which, as of March 31, 2021, was 3.50%.  Shareholders’ equity at March 31, 2021 was $662.1 million, a $7.2 million increase from the $654.9 million at March 31, 2020.  Cash dividends were $0.385 per share and $0.380 per share for the three months ended March 31, 2021 and 2020, respectively.  CTBI’s annualized dividend yield to shareholders as of March 31, 2021 was 3.50%.  Our primary source of capital growth is the retention of earnings.  We retained 71.1% of our earnings for the first three months of 2021.

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

In April 2020, as directed by Section 4012 of the CARES Act, the regulatory agencies introduced temporary changes to the CBLR.  These changes, which subsequently were adopted as a final rule, temporarily reduced the CBLR requirement to 8% through the end of calendar year 2020.  Beginning in calendar year 2021, the CBLR requirement increased to 8.5% for the calendar year before returning to 9% in calendar year 2022.  The final rule also provides for a two-quarter grace period for qualifying community banking organizations whose leverage ratios fall no more than 100 basis points below the applicable CBLR requirement.  Management elected to use the CBLR framework for CTBI and CTB.  CTBI’s CBLR ratio as of March 31, 2021 was 12.70%.  CTB’s CBLR ratio as of March 31, 2021 was 12.12%.  Under either framework, CTBI and CTB would be considered well-capitalized under the applicable guidelines.

As of March 31, 2021, we are not aware of any current recommendations by banking regulatory authorities which, if they were to be implemented, would have, or are reasonably likely to have, a material adverse impact on our liquidity, capital resources, or operations.

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

We are all finding ourselves living and operating in unprecedented times as the COVID-19 pandemic continues to cause personal and financial hardship to our customers, employees, and communities.  During these challenging times, we instituted programs to support our customers with loan modifications, forbearance, and fee waivers and participated in programs created by the government stimulus programs like the Paycheck Protection Program, focused on helping small businesses keep their employees and meet their expenses as they are unable to operate due to mandated closures.  We instituted programs supporting our employees focused on healthcare, childcare, and remote and split schedule work, as well as work space changes that allow for proper social distancing to keep our employees safe as we continue to operate as a critical part of the economy.  We continue to support our communities through donations to non-profit organizations as they strive to continue their commitments of serving those in need.  We also continue to manage our company for the long term and our strong capital position and culture of building communities built on trust will facilitate our ability to manage through these challenging times.  We will continue to serve our constituents while we all meet the challenges of COVID-19.

Stock Repurchase Program

CTBI’s stock repurchase program began in December 1998 with the authorization to acquire up to 500,000 shares and was increased by an additional 1,000,000 shares in July 2000, May 2003, and March 2020.  CTBI repurchased 32,664 shares of its common stock during the first quarter 2020, leaving 1,034,706 shares remaining under our current repurchase authorization.  As of March 31, 2021, a total of 2,465,294 shares have been repurchased through this program.

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

An allowance is recognized for credit losses relative to available-for-sale securities rather than as a reduction in the cost basis of the security.  Subsequent improvements in credit quality or reductions in estimated credit losses are recognized immediately as a reversal of the previously recorded allowance, which aligns the income statement recognition of credit losses with the reporting period in which changes occur.

Held-to-maturity (“HTM”) securities are subject to an allowance for lifetime expected credit losses, determined by adjusting historical loss information for current conditions and reasonable and supportable forecasts.  The forward-looking evaluation of lifetime expected losses will be performed on a pooled basis for debt securities that share similar risk characteristics.  These allowances for expected losses must be made by the holder of the HTM debt security when the security is purchased.  At March 31, 2021, CTBI held no securities designated as held-to-maturity.

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

The provisions of the CARES Act included an election for banking institutions to not apply the guidance on accounting for troubled debt restructurings to loan modifications, such as extensions or deferrals, related to COVID-19 made between March 1, 2020 and the earlier of (i) December 31, 2020 or (ii) 60 days after the end of the COVID-19 national emergency.  The relief can only be applied to modifications for borrowers that were not more than 30 days past due as of December 31, 2019.  The ability to exclude COVID-19-related modifications as troubled debt restructurings was extended under the Consolidated Appropriations Act 2021 to the earlier of (i) 60 days after the COVID-19 national emergency and (ii) January 1, 2022.  CTBI elected to adopt these provisions of the CARES Act, as extended by the Consolidated Appropriations Act 2021.

Loan origination and commitment fees and certain direct loan origination costs are deferred and the net amount amortized over the estimated life of the related loans, leases, or commitments as a yield adjustment.

Allowance for Credit Losses – CTBI accounts for the allowance for credit losses under ASC 326, commonly known as CECL.  CTBI measures expected credit losses of financial assets on a collective (pool) basis using loss-rate methods when the financial assets share similar risk characteristics.  Loans that do not share risk characteristics are evaluated on an individual basis.  Regardless of an initial measurement method, once it is determined that foreclosure is probable, the allowance for credit losses is measured based on the fair value of the collateral as of the measurement date.  As a practical expedient, the fair value of the collateral may be used for a loan when determining the allowance for credit losses for which the repayment is expected to be provided substantially through the operation or sale of the collateral when the borrower is experiencing financial difficulty.  The fair value shall be adjusted for selling costs when foreclosure is probable.  For collateral-dependent financial assets, the credit loss expected may be zero if the fair value less costs to sell exceed the amortized cost of the loan.  Loans shall not be included in both collective assessments and individual assessments.

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

Income Taxes – Income tax expense is based on the taxes due on the consolidated tax return plus deferred taxes based on the expected future tax benefits and consequences of temporary differences between carrying amounts and tax bases of assets and liabilities, using enacted tax rates.  Any interest and penalties incurred in connection with income taxes are recorded as a component of income tax expense in the consolidated financial statements.  During the quarters ended March 31, 2021 and 2020, CTBI has not recognized a significant amount of interest expense or penalties in connection with income taxes.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Interest rate risk management focuses on maintaining consistent growth in net interest income within Board-approved policy limits.  CTBI uses an earnings simulation model to analyze net interest income sensitivity to movements in interest rates.  Given a 200 basis point increase to the yield curve used in the simulation model, it is estimated net interest income for CTBI would increase by 5.58 percent over one year and 9.42 percent over two years.  A 25 basis point decrease in the yield curve would decrease net interest income by an estimated 0.69 percent over one year and 1.58 percent over two years.  For further discussion of CTBI’s market risk, see the Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Market Risk included in the annual report on Form 10-K for the year ended December 31, 2020.

Item 4.  Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

CTBI’s management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934.  As of the end of the period covered by this report, an evaluation was carried out by CTBI’s management, with the participation of our Chief Executive Officer and the Executive Vice President, Chief Financial Officer, and Treasurer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, management concluded that disclosure controls and procedures as of March 31, 2021 were effective in ensuring material information required to be disclosed in this quarterly report on Form 10-Q was recorded, processed, summarized, and reported on a timely basis.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in CTBI’s internal control over financial reporting that occurred during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, CTBI’s internal control over financial reporting.

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

COMMUNITY TRUST BANCORP, INC.

Date: May 7, 2021	By:

/s/ Jean R. Hale
Jean R. Hale
Chairman, President, and Chief Executive Officer

/s/ Kevin J. Stumbo
Kevin J. Stumbo
Executive Vice President, Chief Financial Officer,
and Treasurer