Form 10-Q
period 2021-06-30
COMMUNITY TRUST BANCORP INC /KY/
filed 2021-08-09
CIK 350852

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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

Common stock – 17,837,313 shares outstanding at July 31, 2021

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

Community Trust Bancorp, Inc.
Condensed Consolidated Balance Sheets

(dollars in thousands)	(unaudited) June 30 2021	December 31 2020
Assets:
Cash and due from banks	$63,917	$54,250
Interest bearing deposits	390,503	283,985
Cash and cash equivalents	454,420	338,235

Certificates of deposit in other banks	245	245
Debt securities available-for-sale at fair value (amortized cost of $1,346,551 and $978,774, respectively)	1,357,597	997,261
Equity securities at fair value	2,523	2,471
Loans held for sale	4,912	23,259

Loans	3,448,493	3,554,211
Allowance for credit losses	(41,695)	(48,022)
Net loans	3,406,798	3,506,189

Premises and equipment, net	40,391	42,001
Right-of-use assets	12,729	13,215
Federal Home Loan Bank stock	9,028	10,048
Federal Reserve Bank stock	4,887	4,887
Goodwill	65,490	65,490
Bank owned life insurance	73,055	72,373
Mortgage servicing rights	5,899	4,068
Other real estate owned	5,848	7,694
Accrued interest receivable	15,467	15,818
Other assets	34,874	35,887
Total assets	$5,494,163	$5,139,141

Liabilities and shareholders’ equity:
Deposits:
Noninterest bearing	$1,286,989	$1,140,925
Interest bearing	3,036,713	2,875,157
Total deposits	4,323,702	4,016,082

Repurchase agreements	370,568	355,862
Federal funds purchased	500	500
Advances from Federal Home Loan Bank	385	395
Long-term debt	57,841	57,841
Deferred tax liability	2,109	4,687
Operating lease liability	12,096	12,531
Finance lease liability	1,433	1,441
Accrued interest payable	1,618	1,243
Other liabilities	39,828	33,694
Total liabilities	4,810,080	4,484,276

Shareholders’ equity:
Preferred stock, 300,000 shares authorized and unissued	-	-
Common stock, $5.00 par value, shares authorized 25,000,000; shares outstanding 2021 – 17,831,479; 2020 – 17,810,401	89,158	89,052
Capital surplus	226,268	225,507
Retained earnings	360,595	326,738
Accumulated other comprehensive income, net of tax	8,062	13,568
Total shareholders’ equity	684,083	654,865

Total liabilities and shareholders’ equity	$5,494,163	$5,139,141

See notes to condensed consolidated financial statements.

Community Trust Bancorp, Inc.
Condensed Consolidated Statements of Income and Comprehensive Income
(unaudited)

	Three Months Ended June 30		Six Months Ended June 30
(in thousands except per share data)	2021	2020	2021	2020
Interest income:
Interest and fees on loans, including loans held for sale	$39,684	$41,264	$80,373	$81,729
Interest and dividends on securities
Taxable	3,148	2,867	5,723	5,913
Tax exempt	795	596	1,534	1,123
Interest and dividends on Federal Reserve Bank and Federal Home Loan Bank stock	123	138	247	278
Interest on Federal Reserve Bank deposits	116	88	192	584
Other, including interest on federal funds sold	9	15	17	40
Total interest income	43,875	44,968	88,086	89,667

Interest expense:
Interest on deposits	3,228	5,312	6,615	12,254
Interest on repurchase agreements and federal funds purchased	366	777	670	1,781
Interest on long-term debt	274	417	552	926
Total interest expense	3,868	6,506	7,837	14,961

Net interest income	40,007	38,462	80,249	74,706
Provision for credit losses	(4,257)	(49)	(6,756)	12,658
Net interest income after provision for credit losses	44,264	38,511	87,005	62,048

Noninterest income:
Service charges on deposit accounts	6,358	4,967	12,380	10,883
Gains on sales of loans, net	1,907	1,753	4,340	2,236
Trust and wealth management income	3,349	2,569	6,300	5,453
Loan related fees	1,004	822	3,274	917
Bank owned life insurance	581	564	1,154	1,137
Brokerage revenue	554	313	1,011	685
Securities gains	280	937	112	1,186
Other noninterest income	1,488	954	2,527	1,903
Total noninterest income	15,521	12,879	31,098	24,400

Noninterest expense:
Officer salaries and employee benefits	5,379	3,104	9,117	5,855
Other salaries and employee benefits	13,581	12,049	26,676	24,329
Occupancy, net	2,018	1,938	4,213	3,923
Equipment	650	686	1,283	1,407
Data processing	1,870	1,875	4,029	3,853
Bank franchise tax	365	1,812	725	3,624
Legal fees	287	496	639	973
Professional fees	466	514	1,007	1,083
Advertising and marketing	710	568	1,432	1,202
FDIC insurance	323	294	649	441
Other real estate owned provision and expense	488	601	806	1,470
Repossession expense	12	175	211	310
Amortization of limited partnership investments	838	920	1,675	1,808
Other noninterest expense	2,511	2,877	5,346	5,852
Total noninterest expense	29,498	27,909	57,808	56,130

Income before income taxes	30,287	23,481	60,295	30,318
Income taxes	6,356	3,829	12,746	4,087
Net income	23,931	19,652	47,549	26,231

Other comprehensive income (loss):
Unrealized holding gains (losses) on debt securities available-for-sale:
Unrealized holding gains (losses) arising during the period	6,075	8,086	(7,381)	10,233
Less: Reclassification adjustments for realized gains on debt securities included in net income	0	564	60	1,045
Tax expense (benefit)	1,579	1,956	(1,935)	2,389
Other comprehensive income (loss), net of tax	4,496	5,566	(5,506)	6,799
Comprehensive income	$28,427	$25,218	$42,043	$33,030

Basic earnings per share	$1.35	$1.11	$2.67	$1.48
Diluted earnings per share	$1.34	$1.11	$2.67	$1.48

Weighted average shares outstanding-basic	17,784	17,739	17,779	17,746
Weighted average shares outstanding-diluted	17,800	17,742	17,794	17,753

See notes to condensed consolidated financial statements.

Consolidated Statements of Changes in Shareholders’ Equity
Quarterly

(in thousands except per share and share amounts)	Common Shares	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income, Net of Tax	Total
Balance, March 31, 2021	17,826,076	$89,131	$225,861	$343,511	$3,566	$662,069
Net income				23,931		23,931
Other comprehensive income, net of tax of $1,579					4,496	4,496
Cash dividends declared ($0.385 per share)				(6,847)		(6,847)
Issuance of common stock	5,403	27	215			242
Issuance of restricted stock	0	0	0			0
Vesting of restricted stock	0	0	0			0
Stock-based compensation			192			192
Balance, June 30, 2021	17,831,479	$89,158	$226,268	$360,595	$8,062	$684,083

(in thousands except per share and share amounts)	Common Shares	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income, Net of Tax	Total
Balance,March 31, 2020	17,787,274	$88,936	$224,277	$294,223	$5,486	$612,922
Net income				19,652		19,652
Other comprehensive income, net of tax of $1,956					5,566	5,566
Cash dividends declared ($0.38 per share)				(6,741)		(6,741)
Issuance of common stock	7,585	38	187			225
Issuance of restricted stock	0	0	0			0
Vesting of restricted stock	(261)	(1)	1			0
Stock-based compensation			223			223
Balance, June 30, 2020	17,794,598	$88,973	$224,688	$307,134	$11,052	$631,847

See notes to condensed consolidated financial statements.

Consolidated Statements of Changes in Shareholders’ Equity
Year-to-Date

(in thousands except per share and share amounts)	Common Shares	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income, Net of Tax	Total
Balance, January 1, 2021	17,810,401	$89,052	$225,507	$326,738	$13,568	$654,865
Net income				47,549		47,549
Other comprehensive loss, net of tax of $(1,935)					(5,506)	(5,506)
Cash dividends declared ($0.77 per share)				(13,692)		(13,692)
Issuance of common stock	29,566	148	332			480
Repurchase of common stock	0	0	0			0
Issuance of restricted stock	9,193	46	(46)			0
Vesting of restricted stock	(17,681)	(88)	88			0
Stock-based compensation			387			387
Balance, June 30, 2021	17,831,479	$89,158	$226,268	$360,595	$8,062	$684,083

(in thousands except per share and share amounts)	Common Shares	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income, Net of Tax	Total
Balance, December 31, 2019	17,793,165	$88,966	$224,907	$296,760	$4,253	$614,886
Implementation of ASU 2016-13				(2,366)		(2,366)
Balance, January 1, 2020	17,793,165	88,966	224,907	294,394	4,253	612,520
Net income				26,231		26,231
Other comprehensive income, net of tax of $2,389					6,799	6,799
Cash dividends declared ($0.76 per share)				(13,491)		(13,491)
Issuance of common stock	29,538	148	309			457
Repurchase of common stock	(32,664)	(164)	(935)			(1,099)
Issuance of restricted stock	21,544	108	(108)			0
Vesting of restricted stock	(16,985)	(85)	85			0
Stock-based compensation			430			430
Balance, June 30, 2020	17,794,598	$88,973	$224,688	$307,134	$11,052	$631,847

See notes to condensed consolidated financial statements.

Community Trust Bancorp, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended June 30
(in thousands)	2021	2020
Cash flows from operating activities:
Net income	$47,549	$26,231
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,533	2,719
Deferred taxes	(643)	(2,034)
Stock-based compensation	423	472
Provision for credit losses	(6,756)	12,658
Write-downs of other real estate owned and other repossessed assets	504	764
Gains on sale of mortgage loans held for sale	(4,340)	(2,236)
Securities gains, net	(60)	(1,045)
Change in fair market value of equity securities	(52)	(141)
Gains on sale of assets, net	(227)	(30)
Proceeds from sale of mortgage loans held for sale	196,989	104,642
Funding of mortgage loans held for sale	(174,303)	(130,226)
Amortization of securities premiums and discounts, net	3,824	2,416
Change in cash surrender value of bank owned life insurance	(682)	(676)
Payment of operating lease liabilities	(855)	(855)
Mortgage servicing rights:
Fair value adjustments	(421)	1,305
New servicing assets created	(1,410)	(560)
Changes in:
Accrued interest receivable	351	(22)
Other assets	1,047	(626)
Accrued interest payable	375	1,669
Other liabilities	6,098	10,197
Net cash provided by operating activities	69,944	24,622

Cash flows from investing activities:
Securities available-for-sale (AFS):
Purchase of AFS securities	(559,810)	(376,320)
Proceeds from sales of AFS securities	1,080	64,293
Proceeds from prepayments, calls, and maturities of AFS securities	187,189	179,209
Securities held-to-maturity (HTM):
Proceeds from maturities of HTM securities	0	517
Change in loans, net	106,337	(294,547)
Purchase of premises and equipment	(612)	(573)
Proceeds from sale and retirement of premises and equipment	812	0
Purchase of stock by Federal Home Loan Bank	1,020	66
Proceeds from sale of other real estate owned and repossessed assets	1,128	1,351
Net cash used in investing activities	(262,856)	(426,004)

Cash flows from financing activities:
Change in deposits, net	307,620	566,737
Change in repurchase agreements and federal funds purchased, net	14,706	62,184
Proceeds from Federal Home Loan Bank advances	0	25,000
Payments on advances from Federal Home Loan Bank	(10)	(25,010)
Payment of finance lease liabilities	(8)	(7)
Issuance of common stock	480	457
Repurchase of common stock	0	(1,099)
Dividends paid	(13,691)	(13,478)
Net cash provided by financing activities	309,097	614,784
Net increase in cash and cash equivalents	116,185	213,402
Cash and cash equivalents at beginning of period	338,235	264,683
Cash and cash equivalents at end of period	$454,420	$478,085

Supplemental disclosures:
Income taxes paid	$11,030	$8,645
Interest paid	7,462	13,292
Non-cash activities:
Loans to facilitate the sale of other real estate owned and repossessed assets	475	1,582
Common stock dividends accrued, paid in subsequent quarter	239	233
Real estate acquired in settlement of loans	251	1,862

See notes to condensed consolidated financial statements.

Community Trust Bancorp, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1 - Summary of Significant Accounting Policies

In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments (which consist of normal recurring adjustments) necessary, to present fairly the condensed consolidated financial position as of June 30, 2021 and the results of operations, other comprehensive income, and changes in shareholders’ equity for the three and six months ended June 30, 2021 and 2020 and cash flows for the six months ended June 30, 2021 and 2020.  In accordance with accounting principles generally accepted in the United States of America for interim financial information, these statements do not include certain information and footnote disclosures required by accounting principles generally accepted in the United States of America for complete annual financial statements.  The results of operations for the three and six months ended June 30, 2021 and 2020 and cash flows for the six months ended June 30, 2021 and 2020 are not necessarily indicative of the results to be expected for the full year.  The condensed consolidated balance sheet as of December 31, 2020 has been derived from the audited consolidated financial statements of Community Trust Bancorp, Inc. (“CTBI”) for that period.  For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2020, included in our annual report on Form 10-K.

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

Held-to-maturity (“HTM”) securities are subject to an allowance for lifetime expected credit losses, determined by adjusting historical loss information for current conditions and reasonable and supportable forecasts.  The forward-looking evaluation of lifetime expected losses will be performed on a pooled basis for debt securities that share similar risk characteristics.  These allowances for expected losses must be made by the holder of the HTM debt security when the security is purchased.  At June 30, 2021, CTBI held no securities designated as held-to-maturity.

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

 Income Taxes – Income tax expense is based on the taxes due on the consolidated tax return plus deferred taxes based on the expected future tax benefits and consequences of temporary differences between carrying amounts and tax bases of assets and liabilities, using enacted tax rates.  Any interest and penalties incurred in connection with income taxes are recorded as a component of income tax expense in the consolidated financial statements.  During the six months ended June 30, 2021 and 2020, CTBI did not recognize a significant amount of interest expense or penalties in connection with income taxes.

Note 2 – Stock-Based Compensation

Restricted stock expense for the three and six months ended June 30, 2021 was $210 thousand and $423 thousand, respectively, including $18 thousand and $36 thousand, respectively, in dividends paid for those periods.  Restricted stock expense for the three and six months ended June 30, 2020 was $244 thousand and $470 thousand, respectively, including $21 thousand and $42 thousand, respectively, in dividends paid for those periods.  As of June 30, 2021, there was a total of $1.5 million of unrecognized compensation expense related to restricted stock grants that will be recognized as expense as the awards vest over a weighted average period of 2.4 years. There were no restricted stock grants during the three months ended June 30, 2021 and 2020.  There were 9,193 and 21,544 shares of restricted stock granted during the six months ended June 30, 2021 and 2020, respectively.  The restricted stock was issued pursuant to the terms of CTBI’s 2015 Stock Ownership Incentive Plan.  The restrictions on the restricted stock will lapse ratably over four years, except for a 2,500 management retention restricted stock award granted in January 2020 which will vest at the end of five years, subject to such employee’s continued employment.  However, in the event of certain participant employee termination events occurring within 24 months of a change in control of CTBI or the death of the participant, the restrictions will lapse, and in the event of the participant’s disability, the restrictions will lapse on a pro rata basis.  The Compensation Committee will have discretion to review and revise restrictions applicable to a participant’s restricted stock in the event of the participant’s retirement.

There was no compensation expense related to stock option grants for the three and six months ended June 30, 2021 or the three months ended June 30, 2020.  CTBI’s compensation expense related to stock option grants was $2 thousand for the six months ended June 30, 2020.  As of June 30, 2021, there was no unrecognized compensation expense related to unvested stock option awards, as all stock option awards have fully vested.  There were no stock options granted in the first six months of 2021 or 2020.

Note 3 – Securities

Debt securities are classified into held-to-maturity and available-for-sale categories.  Held-to-maturity (HTM) securities are those that CTBI has the positive intent and ability to hold to maturity and are reported at amortized cost.  Available-for-sale (AFS) securities are those that CTBI may decide to sell if needed for liquidity, asset-liability management or other reasons.  Available-for-sale securities are reported at fair value, with unrealized gains or losses included as a separate component of equity, net of tax.  As of June 30, 2021 and December 31, 2020, CTBI had no held-to-maturity securities.

The amortized cost and fair value of debt securities at June 30, 2021 are summarized as follows:

Available-for-Sale

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury and government agencies	$245,706	$920	$(931)	$245,695
State and political subdivisions	257,011	6,733	(2,167)	261,577
U.S. government sponsored agency mortgage-backed securities	751,580	8,198	(2,028)	757,750
Other debt securities	92,254	402	(81)	92,575
Total available-for-sale securities	$1,346,551	$16,253	$(5,207)	$1,357,597

The amortized cost and fair value of debt securities at December 31, 2020 are summarized as follows:

Available-for-Sale

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury and government agencies	$148,507	$483	$(197)	$148,793
State and political subdivisions	133,287	7,132	(3)	140,416
U.S. government sponsored agency mortgage-backed securities	640,537	11,648	(378)	651,807
Other debt securities	56,443	10	(208)	56,245
Total available-for-sale securities	$978,774	$19,273	$(786)	$997,261

The amortized cost and fair value of debt securities at June 30, 2021 by contractual maturity are shown below.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale
(in thousands)	Amortized Cost	Fair Value
Due in one year or less	$4,702	$4,765
Due after one through five years	88,689	88,977
Due after five through ten years	222,741	223,840
Due after ten years	186,585	189,690
U.S. government sponsored agency mortgage-backed securities	751,580	757,750
Other debt securities	92,254	92,575
Total debt securities	$1,346,551	$1,357,597

During the three months ended June 30, 2021, we had an unrealized gain of $280 thousand from the fair market value adjustment of equity securities.  During the three months ended June 30, 2020, we had a net securities gain of $937 thousand, consisting of a pre-tax gain of $564 thousand realized on sales and calls of AFS securities and an unrealized gain of $373 thousand from the fair market value adjustment of equity securities.

During the six months ended June 30, 2021, we had a net securities gain of $112 thousand, consisting of a pre-tax gain of $60 thousand realized on sales and calls of AFS securities and an unrealized gain of $52 thousand from the fair market value adjustment of equity securities. During the six months ended June 30, 2020, we had a net securities gain of $1.2 million, consisting of a pre-tax gain of $1.1 million realized on sales and calls of AFS securities and an unrealized gain of $0.1 million from the fair market value adjustment of equity securities.

Equity Securities at Fair Value

CTBI made the election permitted by ASC 321-10-35-2 to record its Visa Class B shares at fair value.  Equity securities at fair value as of June 30, 2021 were $2.5 million, as a result of a $0.3 million increase in the fair market value in the second quarter 2021.  The fair market value of equity securities increased $0.4 million in the second quarter 2020.  No equity securities were sold during the six months ended June 30, 2021 and 2020.

The amortized cost of securities pledged as collateral, to secure public deposits and for other purposes, was $432.8 million at June 30, 2021 and $354.5 million at December 31, 2020.

The amortized cost of securities sold under agreements to repurchase amounted to $392.3 million at June 30,2021 and $386.6 million at December 31, 2020.

CTBI evaluates its investment portfolio on a quarterly basis for impairment.  The analysis performed as of June 30, 2021 indicates that all impairment is considered temporary, market and interest rate driven, and not credit-related.  The percentage of total debt securities with unrealized losses as of June 30,2021 was 43.6% compared to 16.2% as of December 31, 2020.  The following table provides the amortized cost, gross unrealized losses, and fair market value, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position as of June 30, 2021 that are not deemed to have credit losses.  As stated above, CTBI had no HTM securities as of June 30, 2021.

Available-for-Sale

(in thousands)	Amortized Cost	Gross Unrealized Losses	Fair Value
Less Than 12 Months
U.S. Treasury and government agencies	$111,855	$(837)	$111,018
State and political subdivisions	101,456	(2,151)	99,305
U.S. government sponsored agency mortgage-backed securities	330,841	(2,020)	328,821
Other debt securities	26,189	(65)	26,124
Total <12 months temporarily impaired AFS securities	570,341	(5,073)	565,268

12 Months or More
U.S. Treasury and government agencies	22,311	(94)	22,217
State and political subdivisions	532	(16)	516
U.S. government sponsored agency mortgage-backed securities	2,468	(8)	2,460
Other debt securities	1,479	(16)	1,463
Total ≥12 months temporarily impaired AFS securities	26,790	(134)	26,656

Total
U.S. Treasury and government agencies	134,166	(931)	133,235
State and political subdivisions	101,988	(2,167)	99,821
U.S. government sponsored agency mortgage-backed securities	333,309	(2,028)	331,281
Other debt securities	27,668	(81)	27,587
Total temporarily impaired AFS securities	$597,131	$(5,207)	$591,924

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

Note 4 – Loans

Major classifications of loans, net of unearned income, deferred loan origination costs and fees, and net premiums on acquired loans, are summarized as follows:

(in thousands)	June 30 2021	December 31 2020
Hotel/motel	$261,422	$260,699
Commercial real estate residential	309,627	287,928
Commercial real estate nonresidential	718,338	743,238
Dealer floorplans	67,466	69,087
Commercial other	288,893	279,908
Commercial unsecured SBA PPP	175,983	252,667
Commercial loans	1,821,729	1,893,527

Real estate mortgage	762,649	784,559
Home equity lines	102,551	103,770
Residential loans	865,200	888,329

Consumer direct	151,539	152,304
Consumer indirect	610,025	620,051
Consumer loans	761,564	772,355

Loans and lease financing	$3,448,493	$3,554,211

The loan portfolios presented above are net of unearned fees and unamortized premiums.  Unearned fees included above totaled $11.2 million as of June 30, 2021 and $9.3 million as of December 31, 2020 while the unamortized premiums on the indirect lending portfolio totaled $23.6 million as of June 30, 2021 and $23.8 million as of December 31, 2020.

CTBI has segregated and evaluates its loan portfolio through ten portfolio segments with similar risk characteristics. CTBI serves customers in small and mid-sized communities in eastern, northeastern, central, and south central Kentucky, southern West Virginia, and northeastern Tennessee.  Therefore, CTBI’s exposure to credit risk is significantly affected by changes in these communities.

Hotel/motel loans are a significant concentration for CTBI, representing approximately 7.6% of total loans. This industry has unique risk characteristics as it is highly susceptible to changes in the domestic and global economic environments, which can cause the industry to experience substantial volatility. Additionally, any hotel/motel construction loans would be included in this segment as CTBI’s construction loans are primarily completed as one loan going from construction to permanent financing. These loans are originated based on the borrower’s ability to service the debt and secondarily based on the fair value of the underlying collateral.

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

Not included in the loan balances above were loans held for sale in the amount of $4.9 million at June 30, 2021 and $23.3 million at December 31, 2020.

The following tables present the balance in the allowance for credit losses (“ACL”) for the periods ended June 30, 2021, December 31, 2020, and June 30, 2020:

	Three Months Ended June 30, 2021
(in thousands)	Hotel/ Motel	Commercial Real Estate Residential	Commercial Real Estate Nonresidential	Dealer Floorplans	Commercial Other	Real Estate Mortgage	Home Equity	Consumer Direct	Consumer Indirect	Total
ACL
Beginning balance	$6,664	$4,641	$10,813	$1,318	$4,571	$7,143	$750	$1,811	$7,635	$45,346
Provision expense (credit)	(990)	(845)	(1,798)	(57)	43	745	(68)	(185)	(1,102)	(4,257)
Losses charged off	0	0	0	0	(118)	(186)	(14)	(154)	(476)	(948)
Recoveries	0	0	293	0	78	6	5	163	1,009	1,554
Ending balance	$5,674	$3,796	$9,308	$1,261	$4,574	$7,708	$673	$1,635	$7,066	$41,695

	Six Months Ended June 30, 2021
(in thousands)	Hotel/ Motel	Commercial Real Estate Residential	Commercial Real Estate Nonresidential	Dealer Floorplans	Commercial Other	Real Estate Mortgage	Home Equity	Consumer Direct	Consumer Indirect	Total
ACL
Beginning balance	$6,356	$4,464	$11,086	$1,382	$4,289	$7,832	$844	$1,863	$9,906	$48,022
Provision expense (credit)	(682)	(646)	(1,933)	(121)	312	55	(161)	(199)	(3,381)	(6,756)
Losses charged off	0	(24)	(151)	0	(230)	(194)	(19)	(308)	(1,492)	(2,418)
Recoveries	0	2	306	0	203	15	9	279	2,033	2,847
Ending balance	$5,674	$3,796	$9,308	$1,261	$4,574	$7,708	$673	$1,635	$7,066	$41,695

	Year Ended December 31, 2020
(in thousands)	Hotel/ Motel	Commercial Real Estate Residential	Commercial Real Estate Nonresidential	Dealer Floorplans	Commercial Other	Real Estate Mortgage	Home Equity	Consumer Direct	Consumer Indirect	Total
ACL
Beginning balance, prior to adoption of ASC 326	$3,371	$3,439	$8,515	$802	$5,556	$4,604	$897	$1,711	$6,201	$35,096
Impact of adoption of ASC 326	170	(721)	119	820	(391)	1,893	(75)	(40)	1,265	3,040
Provision expense (credit)	2,858	1,772	3,303	(214)	2,040	1,584	16	609	4,079	16,047
Losses charged off	(43)	(182)	(941)	(26)	(3,339)	(321)	(4)	(927)	(4,670)	(10,453)
Recoveries	0	156	90	0	423	72	10	510	3,031	4,292
Ending balance	$6,356	$4,464	$11,086	$1,382	$4,289	$7,832	$844	$1,863	$9,906	$48,022

	Three Months Ended June 30, 2020
(in thousands)	Hotel/ Motel	Commercial Real Estate Residential	Commercial Real Estate Nonresidential	Dealer Floorplans	Commercial Other	Real Estate Mortgage	Home Equity	Consumer Direct	Consumer Indirect	Total
ACL
Beginning balance, prior to adoption of ASC 326	$5,922	$4,012	$11,563	$1,713	$6,409	$7,543	$890	$2,163	$9,230	$49,445
Provision expense (credit)	210	(544)	(34)	(102)	204	(112)	(35)	(64)	428	(49)
Losses charged off	0	(35)	(128)	(26)	(1,993)	(119)	0	(261)	(1,247)	(3,809)
Recoveries	0	6	7	0	83	24	1	94	832	1,047
Ending balance	$6,132	$3,439	$11,408	$1,585	$4,703	$7,336	$856	$1,932	$9,243	$46,634

	Six Months Ended June 30, 2020
(in thousands)	Hotel/ Motel	Commercial Real Estate Residential	Commercial Real Estate Nonresidential	Dealer Floorplans	Commercial Other	Real Estate Mortgage	Home Equity	Consumer Direct	Consumer Indirect	Total
ACL
Beginning balance, prior to adoption of ASC 326	$3,371	$3,439	$8,515	$802	$5,556	$4,604	$897	$1,711	$6,201	$35,096
Impact of adoption of ASC 326	170	(721)	119	820	(391)	1,893	(75)	(40)	1,265	3,040
Provision expense (credit)	2,591	794	2,950	(11)	1,637	987	32	673	3,005	12,658
Losses charged off	0	(86)	(187)	(26)	(2,352)	(179)	0	(630)	(2,764)	(6,224)
Recoveries	0	13	11	0	253	31	2	218	1,536	2,064
Ending balance	$6,132	$3,439	$11,408	$1,585	$4,703	$7,336	$856	$1,932	$9,243	$46,634

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

We recovered $4.3 million of our provision for credit losses during the quarter ended June 30, 2021, as a result of improvement in the industry outlook, allowing us to reduce reserves accrued for losses from the pandemic which have not and are not expected to occur.  The reduction in the allowance for credit losses was also a result of improvement seen in our overall loan portfolio metrics.  We also recognized a recapture of allowance for credit losses in the first quarter 2021 and the second quarter 2020 with credits to the provision for credit losses of $2.5 million and $49 thousand, respectively.  Our reserve coverage (allowance for credit losses to nonperforming loans) at June 30, 2021 was 197.2% compared to 215.5% at March 31, 2021 and 129.0% at June 30, 2020.  Our credit loss reserve as a percentage of total loans outstanding at June 30, 2021 was 1.21% (1.27% excluding PPP loans) compared to 1.28% at March 31, 2021 (1.38% excluding PPP loans) and 1.32% at June 30, 2020 (1.43% excluding PPP loans).

Refer to Note 1 to the condensed consolidated financial statements for further information regarding our nonaccrual policy. Nonaccrual loans and loans 90 days past due and still accruing segregated by class of loans for both June 30, 2021 and December 31, 2020 were as follows:

	June 30, 2021
(in thousands)	Nonaccrual Loans with No ACL	Nonaccrual Loans with ACL	90+ and Still Accruing	Total Nonperforming Loans

Hotel/motel	$0	$1,113	$0	$1,113
Commercial real estate residential	0	1,202	1,055	2,257
Commercial real estate nonresidential	3,338	1,299	3,444	8,081
Commercial other	0	611	205	816
Total commercial loans	3,338	4,225	4,704	12,267

Real estate mortgage	0	4,835	2,946	7,781
Home equity lines	0	465	525	990
Total residential loans	0	5,300	3,471	8,771

Consumer direct	0	0	67	67
Consumer indirect	0	0	41	41
Total consumer loans	0	0	108	108

Loans and lease financing	$3,338	$9,525	$8,283	$21,146

	December 31, 2020
(in thousands)	Nonaccrual Loans with No ACL	Nonaccrual Loans with ACL	90+ and Still Accruing	Total Nonperforming Loans

Hotel/motel	$0	$0	$0	$0
Commercial real estate residential	0	1,225	4,776	6,001
Commercial real estate nonresidential	0	1,424	7,852	9,276
Commercial other	0	867	269	1,136
Total commercial loans	0	3,516	12,897	16,413

Real estate mortgage	0	5,346	3,420	8,766
Home equity lines	0	582	392	974
Total residential loans	0	5,928	3,812	9,740

Consumer direct	0	0	71	71
Consumer indirect	0	0	353	353
Total consumer loans	0	0	424	424

Loans and lease financing	$0	$9,444	$17,133	$26,577

The following tables present CTBI’s loan portfolio aging analysis, segregated by class, as of June 30, 2021 and December 31, 2020 (includes loans 90 days past due and still accruing as well):

	June 30, 2021
(in thousands)	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Current	Total Loans
Hotel/motel	$0	$0	$0	$0	$261,422	$261,422
Commercial real estate residential	580	79	1,873	2,532	307,095	309,627
Commercial real estate nonresidential	2,442	136	7,449	10,027	708,311	718,338
Dealer floorplans	0	0	0	0	67,466	67,466
Commercial other	432	152	430	1,014	287,879	288,893
Commercial unsecured SBA PPP	0	0	0	0	175,983	175,983
Total commercial loans	3,454	367	9,752	13,573	1,808,156	1,821,729

Real estate mortgage	1,326	3,387	6,111	10,824	751,825	762,649
Home equity lines	296	51	946	1,293	101,258	102,551
Total residential loans	1,622	3,438	7,057	12,117	853,083	865,200

Consumer direct	421	60	67	548	150,991	151,539
Consumer indirect	2,252	330	42	2,624	607,401	610,025
Total consumer loans	2,673	390	109	3,172	758,392	761,564

Loans and lease financing	$7,749	$4,195	$16,918	$28,862	$3,419,631	$3,448,493

	December 31, 2020
(in thousands)	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Current	Total Loans
Hotel/motel	$0	$0	$0	$0	$260,699	$260,699
Commercial real estate residential	722	413	5,577	6,712	281,216	287,928
Commercial real estate nonresidential	1,199	0	8,703	9,902	733,336	743,238
Dealer floorplans	0	0	0	0	69,087	69,087
Commercial other	658	136	835	1,629	278,279	279,908
Commercial unsecured SBA PPP	0	0	0	0	252,667	252,667
Total commercial loans	2,579	549	15,115	18,243	1,875,284	1,893,527

Real estate mortgage	1,784	3,501	6,897	12,182	772,377	784,559
Home equity lines	509	305	919	1,733	102,037	103,770
Total residential loans	2,293	3,806	7,816	13,915	874,414	888,329

Consumer direct	659	87	71	817	151,487	152,304
Consumer indirect	2,960	973	353	4,286	615,765	620,051
Total consumer loans	3,619	1,060	424	5,103	767,252	772,355

Loans and lease financing	$8,491	$5,415	$23,355	$37,261	$3,516,950	$3,554,211

The risk characteristics of CTBI’s material portfolio segments are as follows:

Hotel/motel loans are a significant concentration for CTBI, representing approximately 7.6% of total loans.  This industry has unique risk characteristics as it is highly susceptible to changes in the domestic and global economic environments, which can cause the industry to experience substantial volatility.  These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate.  Hotel/motel lending typically involves higher loan principal amounts and the repayment of these loans is generally dependent on the successful operation of the property securing the loan or the business conducted on the property securing the loan.  Management monitors and evaluates all commercial real estate loans based on collateral and risk grade criteria.  Commercial construction loans generally are made to customers for the purpose of building income-producing properties, and any hotel/motel construction loan would be included in this segment.  Personal guarantees of the principals are generally required.  Such loans are made on a projected cash flow basis and are secured by the project being constructed.  Construction loan draw procedures are included in each specific loan agreement, including required documentation items and inspection requirements.  Construction loans may convert to term loans at the end of the construction period, or may be repaid by the take-out commitment from another financing source.  If the loan is to convert to a term loan, the repayment ability is based on the borrower’s projected cash flow.  Risk is mitigated during the construction phase by requiring proper documentation and inspections whenever a draw is requested.  Loans in amounts greater than $500,000 generally require a performance bond to be posted by the general contractor to assure completion of the project.

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

The following tables present the credit risk profile of CTBI’s commercial loan portfolio based on rating category and payment activity, segregated by class of loans and based on last credit decision or year of origination:

June 30, 2021	Term Loans Amortized Cost Basis by Origination Year
(in thousands)	2021	2020	2019	2018	2017	Prior	Revolving Loans	Total
Hotel/motel
Risk rating:
Pass	$20,997	$11,388	$56,087	$27,773	$34,688	$25,390	$100	$176,423
Watch	9,398	23,610	7,198	0	2,723	23,929		66,858
OAEM	0	0	0	0	0	0	0	0
Substandard	0	0	0	3,295	1,113	13,733	0	18,141
Doubtful	0	0	0	0	0	0	0	0
Total hotel/motel	$30,395	$34,998	$63,285	$31,068	$38,524	$63,052	$100	$261,422

Commercial real estate residential
Risk rating:
Pass	$66,812	$68,379	$35,387	$23,791	$14,006	$55,669	$9,278	$273,322
Watch	725	3,403	3,167	2,174	2,982	10,184	168	22,803
OAEM	0	238	0	202	139	0	0	579
Substandard	3,892	2,556	686	1,690	513	3,561	25	12,923
Doubtful	0	0	0	0	0	0	0	0
Total commercial real estate residential	$71,429	$74,576	$39,240	$27,857	$17,640	$69,414	$9,471	$309,627

Commercial real estate nonresidential
Risk rating:
Pass	$92,543	$110,759	$94,095	$63,201	$75,158	$198,595	$21,221	$655,572
Watch	2,081	4,721	2,778	4,170	3,759	12,479	550	30,538
OAEM	0	0	0	17	0	283	20	320
Substandard	2,322	6,362	5,413	3,282	2,432	11,861	204	31,876
Doubtful	0	0	0	0	0	32	0	32
Total commercial real estate nonresidential	$96,946	$121,842	$102,286	$70,670	$81,349	$223,250	$21,995	$718,338

Dealer floorplans
Risk rating:
Pass	$0	$0	$0	$0	$0	$0	$67,175	$67,175
Watch	0	0	0	0	0	0	291	291
OAEM	0	0	0	0	0	0	0	0
Substandard	0	0	0	0	0	0	0	0
Doubtful	0	0	0	0	0	0	0	0
Total dealer floorplans	$0	$0	$0	$0	$0	$0	$67,466	$67,466

Commercial other
Risk rating:
Pass	$52,159	$56,319	$21,690	$31,443	$11,545	$16,622	$74,684	$264,462
Watch	1,000	1,622	1,042	6,368	613	1,294	7,766	19,705
OAEM	0	0	0	4	0	0	0	4
Substandard	1,576	1,096	314	231	386	732	387	4,722
Doubtful	0	0	0	0	0	0	0	0
Total commercial other	$54,735	$59,037	$23,046	$38,046	$12,544	$18,648	$82,837	$288,893

Commercial unsecured SBA PPP
Risk rating:
Pass	$111,815	$64,168	$0	$0	$0	$0	$0	$175,983
Watch	0	0	0	0	0	0	0	0
OAEM	0	0	0	0	0	0	0	0
Substandard	0	0	0	0	0	0	0	0
Doubtful	0	0	0	0	0	0	0	0
Total commercial unsecured SBA PPP	$111,815	$64,168	$0	$0	$0	$0	$0	$175,983

Commercial loans
Risk rating:
Pass	$344,326	$311,013	$207,259	$146,208	$135,397	$296,276	$172,458	$1,612,937
Watch	13,204	33,356	14,185	12,712	10,077	47,886	8,775	140,195
OAEM	0	238	0	223	139	283	20	903
Substandard	7,790	10,014	6,413	8,498	4,444	29,887	616	67,662
Doubtful	0	0	0	0	0	32	0	32
Total commercial loans	$365,320	$354,621	$227,857	$167,641	$150,057	$374,364	$181,869	$1,821,729

December 31, 2020	Term Loans Amortized Cost Basis by Origination Year
(in thousands)	2020	2019	2018	2017	2016	Prior	Revolving Loans	Total
Hotel/motel
Risk rating:
Pass	$11,507	$70,504	$27,453	$39,651	$6,357	$22,372	$0	$177,844
Watch	23,951	2,506	3,366	2,102	16,740	7,422	0	56,087
OAEM	0	1,993	9,576	0	0	0	0	11,569
Substandard	0	0	0	1,113	8,840	5,246	0	15,199
Doubtful	0	0	0	0	0	0	0	0
Total hotel/motel	$35,458	$75,003	$40,395	$42,866	$31,937	$35,040	$0	$260,699

Commercial real estate residential
Risk rating:
Pass	$85,403	$39,238	$29,179	$17,390	$21,272	$46,419	$10,470	$249,371
Watch	1,714	2,214	2,438	2,962	4,520	5,306	182	19,336
OAEM	1,921	1,361	323	142	129	0	0	3,876
Substandard	4,301	606	1,991	4,076	1,108	3,263	0	15,345
Doubtful	0	0	0	0	0	0	0	0
Total commercial real estate residential	$93,339	$43,419	$33,931	$24,570	$27,029	$54,988	$10,652	$287,928

Commercial real estate nonresidential
Risk rating:
Pass	$125,205	$97,204	$77,685	$80,416	$100,740	$165,839	$25,524	$672,613
Watch	5,133	3,175	5,075	6,366	3,020	11,046	601	34,416
OAEM	0	887	68	0	0	3,382	115	4,452
Substandard	7,254	6,152	3,471	2,462	1,358	10,817	215	31,729
Doubtful	0	0	0	0	0	28	0	28
Total commercial real estate nonresidential	$137,592	$107,418	$86,299	$89,244	$105,118	$191,112	$26,455	$743,238

Dealer floorplans
Risk rating:
Pass	$0	$0	$0	$0	$0	$0	$68,610	$68,610
Watch	0	0	0	0	0	0	477	477
OAEM	0	0	0	0	0	0	0	0
Substandard	0	0	0	0	0	0	0	0
Doubtful	0	0	0	0	0	0	0	0
Total dealer floorplans	$0	$0	$0	$0	$0	$0	$69,087	$69,087

Commercial other
Risk rating:
Pass	$75,014	$26,385	$33,825	$13,975	$6,225	$22,733	$78,547	$256,704
Watch	2,888	378	1,130	555	464	595	7,030	13,040
OAEM	25	0	5,056	181	367	0	124	5,753
Substandard	2,136	556	318	460	460	411	70	4,411
Doubtful	0	0	0	0	0	0	0	0
Total commercial other	$80,063	$27,319	$40,329	$15,171	$7,516	$23,739	$85,771	$279,908

Commercial unsecured SBA PPP
Risk rating:
Pass	$252,667	$0	$0	$0	$0	$0	$0	$252,667
Watch	0	0	0	0	0	0	0	0
OAEM	0	0	0	0	0	0	0	0
Substandard	0	0	0	0	0	0	0	0
Doubtful	0	0	0	0	0	0	0	0
Total commercial unsecured SBA PPP	$252,667	$0	$0	$0	$0	$0	$0	$252,667

Commercial loans
Risk rating:
Pass	$549,796	$233,331	$168,142	$151,432	$134,594	$257,363	$183,151	$1,677,809
Watch	33,686	8,273	12,009	11,985	24,744	24,369	8,290	123,356
OAEM	1,946	4,241	15,023	323	496	3,382	239	25,650
Substandard	13,691	7,314	5,780	8,111	11,766	19,737	285	66,684
Doubtful	0	0	0	0	0	28	0	28
Total commercial loans	$599,119	$253,159	$200,954	$171,851	$171,600	$304,879	$191,965	$1,893,527

The following tables present the credit risk profile of CTBI’s residential real estate and consumer loan portfolios based on performing or nonperforming status, segregated by class:

June 30, 2021	Term Loans Amortized Cost Basis by Origination Year
(in thousands)	2021	2020	2019	2018	2017	Prior	Revolving Loans	Total
Home equity lines
Performing	$0	$0	$0	$0	$0	$11,211	$90,350	$101,561
Nonperforming	0	0	0	0	0	500	490	990
Total home equity lines	$0	$0	$0	$0	$0	$11,711	$90,840	$102,551

Mortgage loans
Performing	$92,685	$192,722	$91,023	$46,189	$49,610	$282,639	$0	$754,868
Nonperforming	0	0	311	248	260	6,962	0	7,781
Total mortgage loans	$92,685	$192,722	$91,334	$46,437	$49,870	$289,601	$0	$762,649

Residential loans
Performing	$92,685	$192,722	$91,023	$46,189	$49,610	$293,850	$90,350	$856,429
Nonperforming	0	0	311	248	260	7,462	490	8,771
Total residential loans	$92,685	$192,722	$91,334	$46,437	$49,870	$301,312	$90,840	$865,200

Consumer direct loans
Performing	$38,010	$54,089	$24,466	$13,752	$6,099	$15,056	$0	$151,472
Nonperforming	0	9	24	34	0	0	0	67
Total consumer direct loans	$38,010	$54,098	$24,490	$13,786	$6,099	$15,056	$0	$151,539

Consumer indirect loans
Performing	$134,966	$241,380	$105,694	$75,403	$35,235	$17,306	$0	$609,984
Nonperforming	14	5	0	0	11	11	0	41
Total consumer indirect loans	$134,980	$241,385	$105,694	$75,403	$35,246	$17,317	$0	$610,025

Consumer loans
Performing	$172,976	$295,469	$130,160	$89,155	$41,334	$32,362	$0	$761,456
Nonperforming	14	14	24	34	11	11	0	108
Total consumer loans	$172,990	$295,483	$130,184	$89,189	$41,345	$32,373	$0	$761,564

December 31, 2020	Term Loans Amortized Cost Basis by Origination Year
(in thousands)	2020	2019	2018	2017	2016	Prior	Revolving Loans	Total
Home equity lines
Performing	$0	$0	$0	$0	$23	$12,049	$90,724	$102,796
Nonperforming	0	0	0	0	0	585	389	974
Total home equity lines	$0	$0	$0	$0	$23	$12,634	$91,113	$103,770

Mortgage loans
Performing	$214,629	$119,301	$56,812	$60,915	$48,253	$275,883	$0	$775,793
Nonperforming	0	436	303	314	352	7,361	0	8,766
Total mortgage loans	$214,629	$119,737	$57,115	$61,229	$48,605	$283,244	$0	$784,559

Residential loans
Performing	$214,629	$119,301	$56,812	$60,915	$48,276	$287,932	$90,724	$878,589
Nonperforming	0	436	303	314	352	7,946	389	9,740
Total residential loans	$214,629	$119,737	$57,115	$61,229	$48,628	$295,878	$91,113	$888,329

Consumer direct loans
Performing	$72,677	$32,993	$18,461	$9,157	$6,581	$12,364	$0	$152,233
Nonperforming	7	57	0	7	0	0	0	71
Total consumer direct loans	$72,684	$33,050	$18,461	$9,164	$6,581	$12,364	$0	$152,304

Consumer indirect loans
Performing	$301,494	$135,123	$100,482	$50,665	$23,777	$8,157	$0	$619,698
Nonperforming	27	115	118	52	30	11	0	353
Total consumer indirect loans	$301,521	$135,238	$100,600	$50,717	$23,807	$8,168	$0	$620,051

Consumer loans
Performing	$374,171	$168,116	$118,943	$59,822	$30,358	$20,521	$0	$771,931
Nonperforming	34	172	118	59	30	11	0	424
Total consumer loans	$374,205	$168,288	$119,061	$59,881	$30,388	$20,532	$0	$772,355

A loan is considered nonperforming if it is 90 days or more past due and/or on nonaccrual.

The total of consumer mortgage loans secured by real estate properties for which formal foreclosure proceedings began, but have been suspended, was $2.1 million at June 30, 2021.  The total of consumer mortgage loans secured by real estate properties for which formal foreclosure proceedings began, but had been suspended, at December 31, 2020 was $2.9 million.

In accordance with ASC 326-20-30-2, if a loan does not share risk characteristics with other pooled loans in determining the allowance for credit losses, the loan shall be evaluated for expected credit losses on an individual basis. Of the loans that CTBI has individually evaluated, the loans listed below by segment are those that are collateral dependent:

	June 30, 2021
(in thousands)	Number of Loans	Recorded Investment	Specific Reserve
Hotel/motel	4	$22,540	$600
Commercial real estate residential	4	7,508	0
Commercial real estate nonresidential	12	21,837	200
Commercial other	1	1,217	450
Total collateral dependent loans	21	$53,102	$1,250

	December 31, 2020
(in thousands)	Number of Loans	Recorded Investment	Specific Reserve
Hotel/motel	5	$26,194	$250
Commercial real estate residential	4	7,833	0
Commercial real estate nonresidential	12	24,497	200
Commercial other	1	5,050	0
Total collateral dependent loans	22	$63,574	$450

	June 30, 2020
(in thousands)	Number of Loans	Recorded Investment	Specific Reserve
Hotel/motel	3	$14,861	$250
Commercial real estate residential	3	6,398	0
Commercial real estate nonresidential	11	22,567	200
Commercial other	3	7,440	0
Total collateral dependent loans	20	$51,266	$450

One hotel/motel collateral dependent loan for which we received an updated appraisal reflecting continued deterioration of the collateral value resulted in the management determination that a specific reserve of $0.6 million be established.   The commercial other specific reserves increased by $0.5 million based on the review of recent financials for the collateral dependent loan with an updated appraisal ordered for delivery in the third quarter.  The hotel/motel, commercial real estate residential, and commercial real estate nonresidential segments are all collateralized with real estate.  The one loan listed in the commercial other segment at June 30, 2021 is collateralized by various chattel, including surface mining equipment, preparation plant equipment, and a first mortgage on a preparation plant, real estate, and improvements.

Certain loans have been modified in troubled debt restructurings, where economic concessions were granted to borrowers consisting of reductions in the interest rates, payment extensions, forgiveness of principal, and forbearances.  Presented below, segregated by class of loans, are troubled debt restructurings that occurred during the three and six months ended June 30, 2021 and 2020 and the year ended December 31, 2020:

	Three Months Ended June 30, 2021
	Pre-Modification Outstanding Balance
(in thousands)	Number of Loans	Term Modification	Combination	Total Modification
Hotel/motel	0	$0	$0	$0
Commercial real estate residential	0	0	0	0
Commercial real estate nonresidential	4	2,081	136	2,217
Commercial other	2	298	0	298
Total commercial loans	6	2,379	136	2,515

Real estate mortgage	0	0	0	0
Total residential loans	0	0	0	0

Total troubled debt restructurings	6	$2,379	$136	$2,515

	Three Months Ended June 30, 2021
	Post-Modification Outstanding Balance
(in thousands)	Number of Loans	Term Modification	Combination	Total Modification
Hotel/motel	0	$0	$0	$0
Commercial real estate residential	0	0	0	0
Commercial real estate nonresidential	4	2,086	154	2,240
Commercial other	2	216	0	216
Total commercial loans	6	2,302	154	2,456

Real estate mortgage	0	0	0	0
Total residential loans	0	0	0	0

Total troubled debt restructurings	6	$2,302	$154	$2,456

	Six Months Ended June 30, 2021
	Pre-Modification Outstanding Balance
(in thousands)	Number of Loans	Term Modification	Combination	Total Modification
Hotel/motel	0	$0	$0	$0
Commercial real estate residential	0	0	0	0
Commercial real estate nonresidential	5	2,081	420	2,501
Commercial other	2	298	0	298
Total commercial loans	7	2,379	420	2,799

Real estate mortgage	0	0	0	0
Total residential loans	0	0	0	0

Total troubled debt restructurings	7	$2,379	$420	$2,799

	Six Months Ended June 30, 2021
	Post-Modification Outstanding Balance
(in thousands)	Number of Loans	Term Modification	Combination	Total Modification
Hotel/motel	0	$0	$0	$0
Commercial real estate residential	0	0	0	0
Commercial real estate nonresidential	5	2,086	438	2,524
Commercial other	2	216	0	216
Total commercial loans	7	2,302	438	2,740

Real estate mortgage	0	0	0	0
Total residential loans	0	0	0	0

Total troubled debt restructurings	7	$2,302	$438	$2,740

	Year Ended December 31, 2020
	Pre-Modification Outstanding Balance
(in thousands)	Number of Loans	Term Modification	Combination	Total Modification
Hotel/motel	1	$1,113	$0	$1,113
Commercial real estate residential	12	4,694	1,809	6,503
Commercial real estate nonresidential	18	7,295	782	8,077
Commercial other	12	637	53	690
Total commercial loans	43	13,739	2,644	16,383

Real estate mortgage	4	1,496	0	1,496
Total residential loans	4	1,496	0	1,496

Total troubled debt restructurings	47	$15,235	$2,644	$17,879

	Year Ended December 31, 2020
	Post-Modification Outstanding Balance
(in thousands)	Number of Loans	Term Modification	Combination	Total Modification
Hotel/motel	1	$1,113	$0	$1,113
Commercial real estate residential	12	4,696	1,809	6,505
Commercial real estate nonresidential	18	7,349	782	8,131
Commercial other	12	571	51	622
Total commercial loans	43	13,729	2,642	16,371

Real estate mortgage	4	1,479	0	1,479
Total residential loans	4	1,479	0	1,479

Total troubled debt restructurings	47	$15,208	$2,642	$17,850

	Three Months Ended June 30, 2020
	Pre-Modification Outstanding Balance
(in thousands)	Number of Loans	Term Modification	Combination	Total Modification
Commercial real estate residential	3	$196	$1,809	$2,005
Commercial real estate nonresidential	3	419	510	929
Commercial other	4	115	25	140
Total commercial loans	10	730	2,344	3,074

Real estate mortgage	1	545	0	545
Total residential loans	1	545	0	545

Total troubled debt restructurings	11	$1,275	$2,344	$3,619

	Three Months Ended June 30, 2020
	Post-Modification Outstanding Balance
(in thousands)	Number of Loans	Term Modification	Combination	Total Modification
Commercial real estate residential	3	$196	$1,809	$2,005
Commercial real estate nonresidential	3	419	510	929
Commercial other	4	114	25	139
Total commercial loans	10	729	2,344	3,073

Real estate mortgage	1	533	0	533
Total residential loans	1	533	0	533

Total troubled debt restructurings	11	$1,262	$2,344	$3,606

	Six Months Ended June 30, 2020
	Pre-Modification Outstanding Balance
(in thousands)	Number of Loans	Term Modification	Combination	Total Modification
Commercial real estate residential	11	$4,593	$1,809	$6,402
Commercial real estate nonresidential	12	2,764	510	3,274
Commercial other	9	579	25	604
Total commercial loans	32	7,936	2,344	10,280

Real estate mortgage	2	933	0	933
Total residential loans	2	933	0	933

Total troubled debt restructurings	34	$8,869	$2,344	$11,213

	Six Months Ended June 30, 2020
	Post-Modification Outstanding Balance
(in thousands)	Number of Loans	Term Modification	Combination	Total Modification
Commercial real estate residential	11	$4,595	$1,809	$6,404
Commercial real estate nonresidential	12	2,755	510	3,265
Commercial other	9	513	25	538
Total commercial loans	32	7,863	2,344	10,207

Real estate mortgage	2	921	0	921
Total residential loans	2	921	0	921

Total troubled debt restructurings	34	$8,784	$2,344	$11,128

No charge-offs have resulted from modifications for any of the presented periods.  We had commitments to extend additional credit in the amount of $90 thousand and $85 thousand at June 30, 2021 and December 31, 2020, respectively, on loans that were considered troubled debt restructurings.

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

(in thousands)	Three Months Ended June 30, 2021
	Number of Loans	Recorded Balance
Commercial:
Hotel/motel	1	$1,113
Residential
Real estate mortgage	1	275
Total defaulted restructured loans	2	$1,388

(in thousands)	Six Months Ended June 30, 2021
	Number of Loans	Recorded Balance
Commercial:
Hotel/motel	1	$1,113
Residential
Real estate mortgage	1	275
Total defaulted restructured loans	2	$1,388

(in thousands)	Three Months Ended June 30, 2020
	Number of Loans	Recorded Balance
Commercial:
Commercial real estate residential	1	$67
Commercial other	1	95
Total defaulted restructured loans	2	$162

(in thousands)	Six Months Ended June 30, 2020
	Number of Loans	Recorded Balance
Commercial:
Commercial real estate residential	1	$67
Commercial other	3	368
Total defaulted restructured loans	4	$435

Note 5 – Other Real Estate Owned

Activity for other real estate owned was as follows:

	Three Months Ended June 30		Six Months Ended June 30
(in thousands)	2021	2020	2021	2020
Beginning balance of other real estate owned	$6,224	$19,816	$7,694	$19,480
New assets acquired	421	237	251	1,862
Fair value adjustments	(350)	(306)	(504)	(764)
Sale of assets	(447)	(2,072)	(1,593)	(2,903)
Ending balance of other real estate owned	$5,848	$17,675	$5,848	$17,675

Carrying costs and fair value adjustments associated with foreclosed properties for the three months ended June 30, 2021 and 2020 were $0.5 million and $0.6 million, respectively. Carrying costs and fair value adjustments associated with foreclosed properties for the six months ended June 30, 2021 and 2020 were $0.8 million and $1.5 million, respectively. See Note 1 for a description of our accounting policies relative to foreclosed properties and other real estate owned.

The major classifications of foreclosed properties are shown in the following table:

(in thousands)	June 30 2021	December 31 2020
1-4 family	$1,410	$1,888
Construction/land development/other	606	1,069
Multifamily	88	88
Non-farm/non-residential	3,744	4,649
Total foreclosed properties	$5,848	$7,694

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

We monitor collateral levels on a continuous basis and maintain records of each transaction specifically describing the applicable security and the counterparty’s fractional interest in that security, and we segregate the security from its general assets in accordance with regulations governing custodial holdings of securities.  The primary risk with our repurchase agreements is market risk associated with the securities securing the transactions, as we may be required to provide additional collateral based on fair value changes of the underlying securities.  Securities pledged as collateral under repurchase agreements are maintained with our safekeeping agents.  The carrying value of investment securities available-for-sale pledged as collateral under repurchase agreements totaled $399.6 million and $397.4 million at June 30, 2021 and December 31, 2020, respectively.

The remaining contractual maturity of the securities sold under agreements to repurchase by class of collateral pledged included in the accompanying consolidated balance sheets as of June 30, 2021 and December 31, 2020 is presented in the following tables:

	June 30, 2021
	Remaining Contractual Maturity of the Agreements
(in thousands)	Overnight and Continuous	Up to 30 days	30-90 days	Greater Than 90 days	Total
Repurchase agreements and repurchase-to-maturity transactions:
U.S. Treasury and government agencies	$5,030	$1,594	$8,768	$25,422	$40,814
State and political subdivisions	74,975	606	11,847	25,263	112,691
U.S. government sponsored agency mortgage-backed securities	30,811	8,800	31,385	146,067	217,063
Total	$110,816	$11,000	$52,000	$196,752	$370,568

	December 31, 2020
	Remaining Contractual Maturity of the Agreements
(in thousands)	Overnight and Continuous	Up to 30 days	30-90 days	Greater Than 90 days	Total
Repurchase agreements and repurchase-to-maturity transactions:
U.S. Treasury and government agencies	$8,777	$0	$2,831	$31,800	$43,408
State and political subdivisions	54,639	0	1,132	21,421	77,192
U.S. government sponsored agency mortgage-backed securities	33,040	0	101,037	101,185	235,262
Total	$96,456	$0	$105,000	$154,406	$355,862
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

Recurring Measurements

The following tables present the fair value measurements of assets recognized in the accompanying balance sheets measured at fair value on a recurring basis as of June 30, 2021 and December 31, 2020 and indicate the level within the fair value hierarchy of the valuation techniques.

		Fair Value Measurements at June 30, 2021 Using
(in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets measured – recurring basis
Available-for-sale securities:
U.S. Treasury and government agencies	$245,695	$181,160	$64,535	$0
State and political subdivisions	261,577	0	261,577	0
U.S. government sponsored agency mortgage-backed securities	757,750	0	757,750	0
Other debt securities	92,575	0	92,575	0
Equity securities at fair value	2,523	0	0	2,523
Mortgage servicing rights	5,899	0	0	5,899

(in thousands)		Fair Value Measurements at December 31, 2020 Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets measured – recurring basis
Available-for-sale securities:
U.S. Treasury and government agencies	$148,793	$74,991	$73,802	$0
State and political subdivisions	140,416	0	140,416	0
U.S. government sponsored agency mortgage-backed securities	651,807	0	651,807	0
Other debt securities	56,245	0	56,245	0
Equity securities at fair value	2,471	0	0	2,471
Mortgage servicing rights	4,068	0	0	4,068

Following is a description of the valuation methodologies and inputs used for assets measured at fair value on a recurring basis and recognized in the accompanying balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy.  These valuation methodologies were applied to all of CTBI’s financial assets carried at fair value.  CTBI had no liabilities measured and recorded at fair value as of June 30, 2021 and December 31, 2020.  There have been no significant changes in the valuation techniques during the quarter ended June 30, 2021.  For assets classified within Level 3 of the fair value hierarchy, the process used to develop the reported fair value is described below.

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

Equity Securities at Fair Value

As of June 30, 2021 and December 31, 2020, the only securities owned by CTBI that were valued using Level 3 criteria are Visa Class B Stock (included in equity securities at fair value).  Fair value for Visa Class B Stock is determined by an independent third party utilizing assumptions about factors such as quarterly common stock dividend payments, the conversion of the securities to the relevant Class A Stock shares subject to the prevailing conversion rate and conversion date.  We have concluded that the third party assumptions, processes, and conclusions are reasonable and appropriate in determining the fair value of this asset.  See the table below for inputs and valuation techniques used for Level 3 equity securities.

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

Level 3 Reconciliation

Following is a reconciliation of the beginning and ending balances of recurring fair value measurements, for the periods indicated, using significant unobservable (Level 3) inputs:

(in thousands)	Three Months Ended June 30, 2021		Three Months Ended June 30, 2020
	Equity Securities at Fair Value	Mortgage Servicing Rights	Equity Securities at Fair Value	Mortgage Servicing Rights
Beginning balance	$2,243	$5,584	$1,721	$2,481
Total unrealized gains (losses)
Included in net income	280	(129)	373	(148)
Issues	0	674	0	415
Settlements	0	(230)	0	(230)
Ending balance	$2,523	$5,899	$2,094	$2,518

Total gains (losses) for the period included in net income attributable to the change in unrealized gains or losses related to assets still held at the reporting date	$280	$(129)	$373	$(148)

(in thousands)	Six Months Ended June 30, 2021		Six Months Ended June 30, 2020
	Equity Securities at Fair Value	Mortgage Servicing Rights	Equity Securities at Fair Value	Mortgage Servicing Rights
Beginning balance	$2,471	$4,068	$1,953	$3,263
Total unrealized gains (losses)
Included in net income	52	901	141	(966)
Issues	0	1,410	0	560
Settlements	0	(480)	0	(339)
Ending balance	$2,523	$5,899	$2,094	$2,518

Total gains (losses) for the period included in net income attributable to the change in unrealized gains or losses related to assets still held at the reporting date	$52	$901	$141	$(966)

Realized and unrealized gains and losses for items reflected in the table above are included in net income in the consolidated statements of income as follows:

Noninterest Income
	Three Months Ended		Six Months Ended
	June 30		June 30
(in thousands)	2021	2020	2021	2020
Total gains (losses)	$(79)	$(6)	$473	$(1,165)

Nonrecurring Measurements

The following tables present the fair value measurements of assets recognized in the accompanying balance sheets measured at fair value on a nonrecurring basis as of June 30, 2021 and December 31, 2020 and indicate the level within the fair value hierarchy of the valuation techniques.

		Fair Value Measurements at June 30, 2021 Using
(in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets measured – nonrecurring basis
Collateral dependent loans	$1,279	$0	$0	$1,279
Other real estate owned	1,424	0	0	1,424

(in thousands)		Fair Value Measurements at December 31, 2020 Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets measured – nonrecurring basis
Collateral-dependent loans	$1,768	$0	$0	$1,768
Other real estate owned	2,395	0	0	2,395

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

Loans considered collateral dependent are loans for which the repayment is expected to be provided substantially through the operation or sale of the collateral when the borrower is experiencing financial difficulty in accordance with ASC 326-20-35-5.  Quarter-to-date fair value adjustments on collateral dependent loans disclosed above were $0.5 million, $0.0 million, and $0.9 million for the quarters ended June 30, 2021, December 31, 2020, and June 30, 2020, respectively.  Year-to-date adjustments were $0.8 million, $0.5 million, and $1.4 million for the six months ended June 30, 2021, the year ended December 31, 2020, and the six months ended June 30, 2020, respectively.

Other Real Estate Owned

In accordance with the provisions of ASC 360, Property, Plant, and Equipment, other real estate owned (“OREO”) is carried at the lower of fair value at acquisition date or current estimated fair value, less estimated cost to sell when the real estate is acquired.  Estimated fair value of OREO is based on appraisals or evaluations. OREO is classified within Level 3 of the fair value hierarchy.  Long-lived assets are subject to nonrecurring fair value adjustments to reflect subsequent partial write-downs that are based on the observable market price or current appraised value of the collateral.  Quarter-to-date fair value adjustments on other real estate owned disclosed above were $0.3 million, $0.1 million, and $0.2 million for the quarters ended June 30, 2021, December 31, 2020, and June 30, 2020, respectively.  Year-to-date adjustments were $0.4 million for the six months ended June 30, 2021, $0.7 million for the year ended December 31, 2020, and $0.7 million for the six months ended June 30, 2020.

Our policy for determining the frequency of periodic reviews is based upon consideration of the specific properties and the known or perceived market fluctuations in a particular market and is typically between 12 and 18 months but generally not more than 24 months.  Appraisers are selected from the list of approved appraisers maintained by management.

Unobservable (Level 3) Inputs

The following tables present quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements at June 30, 2021 and December 31, 2020.

(in thousands)	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at June 30, 2021	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Equity securities at fair value	$2,523	Discount cash flows, computer pricing model	Discount rate	8.0% - 12.0% (10.0%)
			Conversion date	Dec 2023 – Dec 2027 (Dec 2025)

Mortgage servicing rights	$5,899	Discount cash flows, computer pricing model	Constant prepayment rate	0.0% - 34.3% (11.5%)
			Probability of default	0.0% - 100.0% (1.3%)
			Discount rate	10.0% - 11.5% (10.1%)

Collateral dependent loans	$1,279	Market comparable properties	Marketability discount	19.1% - 52.1% (35.61%)

Other real estate owned	$1,424	Market comparable properties	Comparability adjustments	0.0% - 50.0% (19.4%)

(in thousands)	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at December 31, 2020	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Equity securities at fair value	$2,471	Discount cash flows, computer pricing model	Discount rate	8.0% - 12.0% (10.0%)
			Conversion date	Dec 2022 – Dec 2026 (Dec 2024)

Mortgage servicing rights	$4,068	Discount cash flows, computer pricing model	Constant prepayment rate	0.0% - 32.8% (15.7%)
			Probability of default	0.0% - 100.0% (1.7%)
			Discount rate	10.0% - 11.5% (10.1%)

Collateral-dependent loans	$1,768	Market comparable properties	Marketability discount	17.5% - 31.5% (24.5%)

Other real estate owned	$2,395	Market comparable properties	Comparability adjustments	(9.1)% - 64.3% (12.8%)

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

Fair Value of Financial Instruments

The following table presents estimated fair value of CTBI’s financial instruments as of June 30, 2021 and indicates the level within the fair value hierarchy of the valuation techniques.  In accordance with the adoption of ASU 2016-01, the fair values as of June 30, 2021 were measured using an exit price notion.

		Fair Value Measurements at June 30, 2021 Using
(in thousands)	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$454,420	$454,420	$0	$0
Certificates of deposit in other banks	245	0	245	0
Debt securities available-for-sale	1,357,597	181,160	1,176,437	0
Equity securities at fair value	2,523	0	0	2,523
Loans held for sale	4,912	5,023	0	0
Loans, net	3,406,798	0	0	3,547,519
Federal Home Loan Bank stock	9,028	0	9,028	0
Federal Reserve Bank stock	4,887	0	4,887	0
Accrued interest receivable	15,467	0	15,467	0
Mortgage servicing rights	5,899	0	0	5,899

Financial liabilities:
Deposits	$4,323,702	$1,286,989	$3,080,197	$0
Repurchase agreements	370,568	0	0	370,568
Federal funds purchased	500	0	500	0
Advances from Federal Home Loan Bank	385	0	420	0
Long-term debt	57,841	0	0	39,132
Accrued interest payable	1,618	0	1,618	0

Unrecognized financial instruments:
Letters of credit	$0	$0	$0	$0
Commitments to extend credit	0	0	0	0
Forward sale commitments	0	0	0	0

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

Note 9 – Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended June 30		Six Months Ended June 30
(in thousands except per share data)	2021	2020	2021	2020
Numerator:
Net income	$23,931	$19,652	$47,549	$26,231

Denominator:
Basic earnings per share:
Weighted average shares	17,784	17,739	17,779	17,746
Diluted earnings per share:
Effect of dilutive stock options and restricted stock grants	16	3	15	7
Adjusted weighted average shares	17,800	17,742	17,794	17,753

Earnings per share:
Basic earnings per share	$1.35	$1.11	$2.67	$1.48
Diluted earnings per share	1.34	1.11	2.67	1.48

There were no options to purchase common shares that were excluded from the diluted calculations above for the three and six months ended June 30, 2021 and 2020.  In addition to in-the-money stock options, unvested restricted stock grants were also used in the calculation of diluted earnings per share based on the treasury method.

Note 10 – Accumulated Other Comprehensive Income

Unrealized gains on AFS securities

Amounts reclassified from accumulated other comprehensive income (AOCI) and the affected line items in the statements of income during the three and six months ended June 30, 2021 and 2020 were:

	Amounts Reclassified from AOCI
(in thousands)	Three Months Ended June 30		Six Months Ended June 30
	2021	2020	2021	2020
Affected line item in the statements of income
Securities gains	$0	$564	$60	$1,045
Tax expense	0	147	16	272
Total reclassifications out of AOCI	$0	$417	$44	$773

Note 11 – COVID-19 and CARES Act Loan Activities

We continue working with our customers through the COVID-19 pandemic.  At June 30, 2021, the number of customers with CARES Act deferrals reduced to 60 for a total outstanding amount of $28.6 million.  The majority of our CARES Act deferrals have been 90 day deferrals.  Total outstanding deferrals include 21 commercial loan deferrals with a total outstanding amount of $26.0 million, 29 residential loan deferrals with a total outstanding amount of $2.4 million, and 10 consumer loan deferrals with a total outstanding amount of $0.2 million. These loan deferrals and modifications have been executed consistent with the guidelines of the CARES Act.  Pursuant to the CARES Act, these loan deferrals are not included in our nonperforming loans disclosed below.

At June 30, 2021, we had closed 6,312 Paycheck Protection Program (PPP) loans totaling $401.3 million, including $124.3 million stemming from the PPP extension under the Consolidated Appropriations Act 2021.  Through June 30, 2021, we have had $217.2 million of our PPP loans forgiven by the SBA.

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

Our Business

Community Trust Bancorp, Inc. (“CTBI”) is a bank holding company headquartered in Pikeville, Kentucky.  Currently, we own one commercial bank, Community Trust Bank, Inc. (“CTB”) and one trust company, Community Trust and Investment Company, Inc.  Through our subsidiaries, we have seventy-nine banking locations in eastern, northeastern, central, and south central Kentucky, southern West Virginia, and northeastern Tennessee, four trust offices across Kentucky, and one trust office in northeastern Tennessee.  At June 30, 2021, we had total consolidated assets of $5.5 billion and total consolidated deposits, including repurchase agreements, of $4.7 billion.  Total shareholders’ equity at June 30, 2021 was $684.1 million.  Trust assets under management, which are excluded from CTBI’s total consolidated assets, at June 30, 2021, were $3.3 billion.  Trust assets under management include CTB’s investment portfolio totaling $1.4 billion.

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

Results of Operations and Financial Condition

We reported record earnings for the second consecutive quarter as our loan portfolio quality and the industry outlook continue to see improvement, allowing a reduction in credit loss reserves.  Earnings for the second quarter 2021 were a record $23.9 million, or $1.35 per basic share, compared to $23.6 million, or $1.33 per basic share, earned during the first quarter 2021 and $19.7 million, or $1.11 per basic share, earned during the second quarter 2020.  Earnings for the six months ended June 30, 2021 were $47.5 million compared to $26.2 million for the six months ended June 30, 2020.  Deposit growth as a result of the government stimulus, along with lack of loan growth, continues to put pressure on our net interest margin.  Total revenue declined from prior quarter as a result of the continued pressure on our net interest margin, but noninterest income remained steady.

Quarterly Highlights

❖	Net interest income for the quarter of $40.0 million was $0.2 million, or 0.6%, below prior quarter but $1.5 million, or 4.0%, above second quarter 2020.

❖
We recovered $4.3 million of our provision for credit losses during the quarter ended June 30, 2021.  The reduction to our allowance for credit losses was the result of continued positive credit metrics, the lack of pandemic related losses provided for in the first quarter 2020, and an improvement in the industry outlook for certain industries included in our concentrations of credit.  We also recognized recaptures of allowance for credit losses in the first quarter 2021 and the second quarter 2020 with credits to the provision for credit losses of $2.5 million and $49 thousand, respectively.

❖	Our loan portfolio decreased $90.3 million, an annualized 10.2%, during the quarter and $105.7 million, or an annualized 6.0%, from December 31, 2020.

❖
CTBI experienced continued improvement in loan losses, as we saw a net recovery of loan losses of $0.6 million for the quarter ended June 30, 2021, compared to net loan charge-offs of $0.2 million, or 0.02% of average loans annualized, for the quarter ended March 31, 2021 and $2.8 million, or 0.32% annualized, for the second quarter 2020.

❖
Asset quality remains steady from prior quarter as our nonperforming loans, excluding troubled debt restructurings, increased slightly from $21.0 million at March 31, 2021 to $21.1 million at June 30, 2021, down $5.4 million from December 31, 2020.  Nonperforming assets at $27.0 million decreased $0.3 million from March 31, 2021 and $7.3 million from December 31, 2020.

❖	Deposits, including repurchase agreements, increased $106.3 million, an annualized 9.3%, during the quarter and $322.3 million, or an annualized 14.9%, from December 31, 2020.

❖
Noninterest income for the quarter ended June 30, 2021 of $15.5 million  decreased slightly from prior quarter by $0.1 million, or 0.4%, but increased $2.6 million, or 20.5%, from prior year same quarter.

❖	Noninterest expense for the quarter ended June 30, 2021 of $29.5 million increased $1.2 million, or 4.2%, from prior quarter, and $1.6 million, or 5.7%, from prior year same quarter.

COVID-19

We continue working with our customers through the COVID-19 pandemic.  At June 30, 2021, the number of customers with CARES Act deferrals reduced to 60 for a total outstanding amount of $28.6 million.  The majority of our CARES Act deferrals have been 90 day deferrals.  Total outstanding deferrals include 21 commercial loan deferrals with a total outstanding amount of $26.0 million, 29 residential loan deferrals with a total outstanding amount of $2.4 million, and 10 consumer loan deferrals with a total outstanding amount of $0.2 million.  These loan deferrals and modifications have been executed consistent with the guidelines of the CARES Act.  Pursuant to the CARES Act, these loan deferrals are not included in our nonperforming loans disclosed below.

At June 30, 2021, we had closed 6,312 Paycheck Protection Program (PPP) loans totaling $401.3 million, including $124.3 million stemming from the PPP extension under the Consolidated Appropriations Act 2021.  Through June 30, 2021, we have had $217.2 million of our PPP loans forgiven by the SBA.

Income Statement Review

(dollars in thousands)			Change 2021 vs. 2020
Three Months Ended June 30	2021	2020	Amount	Percent
Net interest income	$80,249	$74,706	$5,543	7.4%
Provision for credit losses	(6,756)	12,658	(19,414)	(153.4)
Noninterest income	31,098	24,400	6,698	27.4
Noninterest expense	57,808	56,130	1,678	3.0
Income taxes	12,746	4,087	8,659	211.8
Net income	$47,549	$26,231	$21,318	81.3%

Average earning assets	$5,071,907	$4,326,752	$745,155	17.2%

Yield on average earning assets, tax equivalent*	3.52%	4.18%	(0.66)%	(15.9)%
Cost of interest bearing funds	0.47%	1.01%	(0.54)%	(53.8)%
Net interest margin, tax equivalent*	3.21%	3.49%	(0.28)%	(8.0)%

*Yield on average earning assets and net interest margin were computed on a tax equivalent basis using a 24.95% tax rate.

Net Interest Income

				Percent Change
				2Q 2021 Compared to:
($ in thousands)	2Q 2021	1Q 2021	2Q 2020	1Q 2021	2Q 2020	YTD 2021	YTD 2020	Percent Change
Components of net interest income
Income on earning assets	$44,105	$44,428	$45,149	(0.7)%	(2.3)%	$88,533	$90,017	(1.6)%
Expense on interest bearing liabilities	3,868	3,969	6,506	(2.5)	(40.5)	7,837	14,961	(47.6)
Net interest income (tax equivalent)	$40,237	$40,459	$38,643	(0.5)%	4.1%	$80,696	$75,056	7.5%

Average yield and rates paid
Earning assets yield	3.41%	3.63%	3.98%	(6.1)%	(14.3)%	3.52%	4.18%	(15.8)%
Rate paid on interest bearing liabilities	0.45	0.48	0.85	(6.3)	(47.1)	0.47	1.01	(53.5)
Gross interest margin	2.96%	3.15%	3.13%	(6.0)%	(5.4)%	3.05%	3.17%	(3.8)%
Net interest margin	3.11%	3.31%	3.41%	(6.0)%	(8.8)%	3.21%	3.49%	(8.0)%

Average balances
Investment securities	$1,223,123	$1,061,304	$711,336	15.2%	71.9%	$1,142,660	$681,094	67.8%
Loans	$3,495,655	$3,548,358	$3,461,505	(1.5)%	1.0%	$3,521,861	$3,362,217	4.7%
Earning assets	$5,184,923	$4,957,636	$4,559,670	4.6%	13.7%	$5,071,907	$4,326,752	17.2%
Interest-bearing liabilities	$3,424,218	$3,335,206	$3,094,931	2.7%	10.6%	$3,379,958	$2,971,064	13.8%

Net interest income for the quarter of $40.0 million decreased $0.2 million, or 0.6%, from first quarter 2021 but increased $1.5 million, or 4.0%, from second quarter 2020.  Our net interest margin at 3.11% decreased 20 basis points from prior quarter and 30 basis points from prior year same quarter, as our average earning assets increased $227.3 million and $625.3 million, respectively, during those same periods.  Our yield on average earning assets decreased 22 basis points from prior quarter and 57 basis points from prior year same quarter, and our cost of funds decreased 3 basis points from prior quarter and 40 basis points from prior year same quarter.  Net interest income for the six months ended June 30, 2021 increased $5.5 million, or 7.4%, compared to the six months ended June 30, 2020.

The PPP loan portfolio had an annualized yield for the quarter of 6.04%, a one basis point increase from the 6.03% yield in the first quarter 2021.  Interest income on the portfolio was $0.6 million during the quarter, down $0.1 million from prior quarter, while the amortization of net loan origination fees from current outstanding loans and recognition of net fee income from paid and forgiven loans was $3.0 million, down $0.3 million from prior quarter.  These fees are amortized over the life of the loan with any unamortized balance fully recognized at the time of loan forgiveness.  The impact to the net interest margin of the $3.0 million in fee income recognized was 23 basis points for the second quarter 2021, a 4 basis point decline from the 27 basis points for the first quarter 2021.  While the PPP loan portfolio significantly impacted the net interest margin year over year, the decrease from prior quarter was primarily the result of a reduction in yield on our commercial real estate and indirect loan portfolios, along with an increase in our lower yielding financial assets due to the decrease in our loan portfolio and an increase in our investment portfolio.

Our ratio of average loans to deposits, including repurchase agreements, was 75.0% for the quarter ended June 30, 2021 compared to 79.9% for the quarter ended March 31, 2021 and 84.5% for the quarter ended June 30, 2020.

Provision for Credit Losses

We recovered $4.3 million of our provision for credit losses during the quarter ended June 30, 2021.  The reduction was the result of continued positive credit metrics, the lack of pandemic related losses provided for in the first quarter 2020 as well as an improvement in the industry outlook for certain industries included in our concentrations of credit.  We also recognized a recapture of allowance for credit losses in the first quarter 2021 and the second quarter 2020 with credits to the provision for credit losses of $2.5 million and $49 thousand, respectively.  Our reserve coverage (allowance for credit losses to nonperforming loans) at June 30, 2021 was 197.2% compared to 215.5% at March 31, 2021 and 129.0% at June 30, 2020.  Our credit loss reserve as a percentage of total loans outstanding at June 30, 2021 was 1.21% (1.27% excluding PPP loans) compared to 1.28% at March 31, 2021 (1.38% excluding PPP loans) and 1.32% at June 30, 2020 (1.43% excluding PPP loans).

Noninterest Income

				Percent Change
				2Q 2021 Compared to:
($ in thousands)	2Q 2021	1Q 2021	2Q 2020	1Q 2021	2Q 2020	YTD 2021	YTD 2020	Percent Change
Deposit service charges	$6,358	$6,022	$4,967	5.6%	28.0%	$12,380	$10,883	13.8%
Trust revenue	3,349	2,951	2,569	13.5	30.4	6,300	5,453	15.5
Gains on sales of loans	1,907	2,433	1,753	(21.6)	8.8	4,340	2,236	94.1
Loan related fees	1,004	2,270	822	(55.8)	22.1	3,274	917	257.0
Bank owned life insurance revenue	581	573	564	1.4	3.0	1,154	1,137	1.5
Brokerage revenue	554	457	313	21.2	77.0	1,011	685	47.6
Other	1,768	871	1,891	103.0	(6.5)	2,639	3,089	(14.6)
Total noninterest income	$15,521	$15,577	$12,879	(0.4)%	20.5%	$31,098	$24,400	27.5%

Noninterest income for the quarter ended June 30, 2021 of $15.5 million was a slight decrease of $0.1 million, or 0.4%, from prior quarter but a $2.6 million, or 20.5%, increase from prior year same quarter.  Increases from prior quarter in deposit service charges, trust revenue, and securities gains were offset by declines in gains on sales of loans and loan related fees.  The increase in noninterest income from prior year same quarter was primarily the result of increases in gains on sales of loans, deposit service charges, trust revenue, and loan related fees.  Noninterest income for the six months ended June 30, 2021 of $31.1 million was a $6.7 million, or 27.5%, increase from the six months ended June 30, 2020.

Deposit service charges were impacted during the quarter and year over year by the continued increase in deposits due to the government stimulus, as gains on sales of loans have been impacted by the slowdown in the industry-wide refinancing boom.  Loan related fees were primarily impacted by the change in the fair market value of mortgage servicing rights.  As trust revenue is largely driven by the market value of the portfolios managed, it has benefited from an increase in equity market values, a larger volume of managed assets, and robust sales.  Brokerage revenue has benefited from a change in sales mix moving more to fee based revenue and from the low interest rates driving some investors into annuities and out of lower paying deposit products.

Noninterest Expense

				Percent Change
				2Q 2021 Compared to:
($ in thousands)	2Q 2021	1Q 2021	2Q 2020	1Q 2021	2Q 2020	YTD 2021	YTD 2020	Percent Change
Salaries	$11,706	$11,412	$11,481	2.6%	2.0%	$23,118	$23,011	0.5%
Employee benefits	7,254	5,421	3,672	33.8	97.5	12,675	7,173	76.7
Net occupancy and equipment	2,668	2,828	2,624	(5.7)	1.7	5,496	5,330	3.1
Data processing	1,870	2,159	1,875	(13.4)	(0.3)	4,029	3,853	4.6
Legal and professional fees	753	893	1,010	(15.7)	(25.4)	1,646	2,056	(19.9)
Advertising and marketing	710	722	568	(1.7)	25.0	1,432	1,202	19.1
Telephone	502	509	457	(1.4)	9.8	1,011	890	13.6
Other	4,035	4,366	6,222	(7.6)	(35.1)	8,401	12,615	(33.4)
Total noninterest expense	$29,498	$28,310	$27,909	4.2%	5.7%	$57,808	$56,130	3.0%

Noninterest expense for the quarter ended June 30, 2021 of $29.5 million increased $1.2 million, or 4.2%, from prior quarter, and $1.6 million, or 5.7%, from prior year same quarter.  The increase in noninterest expense was the result of an increase in personnel expense.  The increase in personnel expense quarter over quarter included a $1.5 million increase in bonuses and incentives as we increased the accruals for incentive payments based on our current projected earnings for the year.  Noninterest expense for the six months ended June 30, 2021 increased $1.7 million, or 3.0%, compared to the six months ended June 30, 2020.

Balance Sheet Review

CTBI’s total assets at $5.5 billion increased $134.0 million, or 10.0% annualized, from March 31, 2021 and $355.0 billion, or 13.9% annualized, from December 31, 2020.  Loans outstanding at June 30, 2021 were $3.4 billion, a decrease of $90.3 million, an annualized 10.0%, from March 31, 2021 and $105.7 million, or 6.0% annualized, from December 31, 2020.  Loans, excluding PPP loans, declined $11.6 million during the quarter, with a $7.3 million decrease in the indirect consumer loan portfolio and a $6.4 million decrease in the residential loan portfolio, offset partially by a $2.1 million increase in the direct consumer loan portfolio.  The commercial loan portfolio decreased as the result of a $78.8 million decline in PPP loans.  CTBI’s investment portfolio increased $202.7 million, or an annualized 70.2%, from March 31, 2021 and $360.3 million, or 72.9% annualized, from December 31, 2020 as we continued to deploy our increased liquidity in investments due to continued soft loan demand.  Deposits in other banks increased $34.1 million from prior quarter and $106.5 million from December 31, 2020.  Deposits, including repurchase agreements, at $4.7 billion increased $106.3 million, or an annualized 9.3%, from March 31, 2021 and $322.3 million, or 14.9% annualized, from December 31, 2020.

Shareholders’ equity at June 30, 2021 was $684.1 million, a $22.0 million increase from the $662.1 million at March 31, 2021, and a $29.2 million increase from the $654.9 million at December 31, 2020.  Our tangible common equity/tangible assets ratio at June 30, 2021 was 11.39%.

Loans
(in thousands)	June 30, 2021
Loan Category	Balance	Variance from Prior Year-End	YTD Net (Charge -Offs)/ Recoveries	Nonperforming	ACL
Commercial:
Hotel/motel	$261,422	0.3%	$0	$1,113	$5,674
Commercial real estate residential	309,627	7.5	(22)	2,257	3,796
Commercial real estate nonresidential	718,338	(3.4)	156	8,081	9,308
Dealer floorplans	67,466	(2.3)	0	0	1,261
Commercial other	288,893	3.2	(27)	816	4,574
Commercial unsecured SBA PPP	175,983	(30.3)	0	0	0
Total commercial	1,821,729	(3.8)	107	12,267	24,613

Residential:
Real estate mortgage	762,649	(2.8)	(180)	7,781	7,708
Home equity	102,551	(1.2)	(10)	990	673
Total residential	865,200	(2.6)	(190)	8,771	8,381

Consumer:
Consumer direct	151,539	(0.5)	(29)	67	1,635
Consumer indirect	610,025	(1.6)	541	41	7,066
Total consumer	761,564	(1.4)	512	108	8,701

Total loans	$3,448,493	(3.0)%	$429	$21,146	$41,695

Total Deposits and Repurchase Agreements
				Percent Change
				2Q 2021 Compared to:
($ in thousands)	2Q 2021	1Q 2021	YE 2020	1Q 2021	YE 2020
Non-interest bearing deposits	$1,286,989	$1,283,309	$1,140,925	0.3%	12.8%
Interest bearing deposits
Interest checking	99,226	91,803	78,308	8.1	26.7
Money market savings	1,281,431	1,240,530	1,228,742	3.3	4.3
Savings accounts	596,426	574,181	527,436	3.9	13.1
Time deposits	1,059,630	1,043,949	1,040,671	1.5	1.8
Repurchase agreements	370,568	354,235	355,862	4.6	4.1
Total interest bearing deposits and repurchase agreements	3,407,281	3,304,698	3,231,019	3.1	5.5
Total deposits and repurchase agreements	$4,694,270	$4,588,007	$4,371,944	2.3%	7.4%

Asset Quality

CTBI’s total nonperforming loans, not including performing troubled debt restructurings, were $21.1 million, or 0.61% of total loans, at June 30, 2021 compared to $21.0 million, or 0.59% of total loans, at March 31, 2021 and $26.6 million, or 0.75% of total loans, at December 31, 2020.  Accruing loans 90+ days past due decreased $0.5 million from prior quarter and $8.9 million from December 31, 2020.  Nonaccrual loans increased $0.6 million during the quarter and $3.4 million from December 31, 2020.  Accruing loans 30-89 days past due at $10.8 million decreased $2.4 million from prior quarter and $1.6 million from December 31, 2020.  Our loan portfolio management processes focus on the immediate identification, management, and resolution of problem loans to maximize recovery and minimize loss.  Our loan portfolio risk management processes include weekly delinquent loan review meetings at the market levels and monthly delinquent loan review meetings involving senior corporate management to review all nonaccrual loans and loans 30 days or more past due.  Any activity regarding a criticized/classified loan (i.e. problem loan) must be approved by CTB’s Watch List Asset Committee (i.e. Problem Loan Committee).  CTB’s Watch List Asset Committee also meets on a quarterly basis and reviews every criticized/classified loan of $100,000 or greater.  CTB’s Loan Portfolio Risk Management Committee also meets quarterly focusing on the overall asset quality and risk metrics of the loan portfolio.  We also have a Loan Review Department that reviews every market within CTB annually and performs extensive testing of the loan portfolio to assure the accuracy of loan grades and classifications for delinquency, troubled debt restructuring, nonaccrual status, and adequate loan loss reserves.  CTBI generally does not offer high risk loans such as option ARM products, high loan to value ratio mortgages, interest-only loans, loans with initial teaser rates, or loans with negative amortizations, and therefore, CTBI would have no significant exposure to these products.

For further information regarding nonperforming loans, see Note 4 to the condensed consolidated financial statements.

Our level of foreclosed properties at $5.8 million at June 30, 2021 was a $0.4 million decrease from the $6.2 million at March 31, 2021 and a $1.9 million decrease from the $7.7 million at December 31, 2020.  Sales of foreclosed properties for the six months ended June 30, 2021 totaled $1.6 million while new foreclosed properties totaled $0.3 million.  At June 30, 2021, the book value of properties under contracts to sell was $0.3 million; however, the closings had not occurred at quarter-end.

When foreclosed properties are acquired, appraisals are obtained and the properties are booked at the current market value less expected sales costs.  Additionally, periodic updated appraisals are obtained on unsold foreclosed properties.  When an updated appraisal reflects a fair market value below the current book value, a charge is booked to current earnings to reduce the property to its new market value less expected sales costs.  Charges to earnings in the second quarter 2021 to reflect the decrease in current market values of foreclosed properties totaled $0.4 million.  There were four properties reappraised during the second quarter 2021.  Of these, three properties were written down by a total of $0.1 million.  Charges to earnings during the quarters ended March 31, 2021 and June 30, 2020 were $0.2 million and $0.3 million, respectively.  Charges to earnings for the six months ended June 30, 2021 were $0.5 million compared to $0.8 million for the six months ended June 30, 2020.  Our policy for determining the frequency of periodic reviews is based upon consideration of the specific properties and the known or perceived market fluctuations in a particular market and is typically between 12 and 18 months but generally not more than 24 months.  Approximately 79% of our OREO properties and approximately 84% of the book value of our OREO properties have appraisals dated within the past 18 months.

The appraisal aging analysis of foreclosed properties, as well as the holding period, at June 30, 2021 is shown below:

(in thousands)
Appraisal Aging Analysis			Holding Period Analysis
Days Since Last Appraisal	Number of Properties	Current Book Value	Holding Period	Current Book Value
Up to 3 months	5	$496	Less than one year	$2,282
3 to 6 months	9	677	1 year	783
6 to 9 months	13	1,710	2 years	130
9 to 12 months	5	1,431	3 years	634
12 to 18 months	13	583	4 years	246
18 to 24 months	7	638	5 years	371
Over 24 months	5	313	6 years	402
Total	57	$5,848	7 years	424
			8 years	0
			9 years	576
			Total	$5,848

 Regulatory approval is required and has been obtained to hold foreclosed properties beyond the initial period of 5 years.  Additionally, CTBI is required to dispose of any foreclosed property that has not been sold within 10 years.  As of June 30, 2021, four foreclosed properties with a total book value of $0.6 million had been held by us for at least nine years.

CTBI experienced continued improvement in loan losses, as we saw a net recovery of loan losses of $0.6 million for the quarter ended June 30, 2021, compared to net loan charge-offs of $0.2 million, or 0.02% of average loans annualized, for the quarter ended March 31, 2021 and $2.8 million, or 0.32% annualized, for the second quarter 2020.  For the six months ended June 30, 2021 we experienced a net recovery of loan losses of $0.4 million compared to net charge-offs of $4.2 million, or 0.25% of average loans annualized, for the six months ended June 30, 2020.

Dividends

The following schedule shows the quarterly cash dividends paid for the past six quarters:

Pay Date	Record Date	Amount Per Share
July 1, 2021	June 15, 2021	$0.385
April 1, 2021	March 15, 2021	$0.385
January 1, 2021	December 15, 2020	$0.385
October 1, 2020	September 15, 2020	$0.385
July 1, 2020	June 15, 2020	$0.380
April 1, 2020	March 15, 2020	$0.380

On July 27, 2021, the Board of Directors of CTBI declared a quarterly cash dividend of $0.40 per share to be paid on October 1, 2021 to shareholders of record on September 15, 2021.  This represents an increase of 3.9% in the quarterly cash dividend.

Liquidity and Market Risk

The objective of CTBI’s Asset/Liability management function is to maintain consistent growth in net interest income within our policy limits.  This objective is accomplished through management of our consolidated balance sheet composition, liquidity, and interest rate risk exposures arising from changing economic conditions, interest rates, and customer preferences.  The goal of liquidity management is to provide adequate funds to meet changes in loan and lease demand or deposit withdrawals.  This is accomplished by maintaining liquid assets in the form of cash and cash equivalents and investment securities, sufficient unused borrowing capacity, and growth in core deposits.  As of June 30, 2021, we had approximately $454.4 million in cash and cash equivalents and approximately $1.4 billion in securities valued at estimated fair value designated as available-for-sale and available to meet liquidity needs on a continuing basis compared to $338.2 million and $997.3 million at December 31, 2020.  Additional asset-driven liquidity is provided by the remainder of the securities portfolio and the repayment of loans.  In addition to core deposit funding, we also have a variety of other short-term and long-term funding sources available.  We also rely on Federal Home Loan Bank advances for both liquidity and management of our asset/liability position.  Federal Home Loan Bank advances were $0.4 million at each of June 30, 2021 and December 31, 2020.  As of June 30, 2021, we had a $482.9 million available borrowing position with the Federal Home Loan Bank compared to $477.2 million at December 31, 2020.  We generally rely upon net inflows of cash from financing activities, supplemented by net inflows of cash from operating activities, to provide cash for our investing activities.  As is typical of many financial institutions, significant financing activities include deposit gathering, use of short-term borrowing facilities such as repurchase agreements and federal funds purchased, and issuance of long-term debt.  At each of June 30, 2021 and December 31, 2020, we had $75 million in lines of credit with various correspondent banks available to meet any future cash needs.  Our primary investing activities include purchases of securities and loan originations.  We do not rely on any one source of liquidity and manage availability in response to changing consolidated balance sheet needs.  Included in our cash and cash equivalents at June 30, 2021 were deposits with the Federal Reserve of $389.0 million compared to $280.7 million at December 31, 2020.  Additionally, we project cash flows from our investment portfolio to generate additional liquidity over the next 90 days.

The investment portfolio consists of investment grade short-term issues suitable for bank investments.  The majority of the investment portfolio is in U.S. government and government sponsored agency issuances.  At June 30, 2021, available-for-sale (“AFS”) securities comprised all of the total investment portfolio, and the AFS portfolio was approximately 198% of equity capital.  Sixty-eight percent of the pledge eligible portfolio was pledged.

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

Capital Resources

We continue to grow our shareholders’ equity while also providing an annualized dividend yield to shareholders which, as of June 30, 2021, was 3.81%.  Shareholders’ equity at June 30, 2021 was $684.1 million, a $52.2 million increase from the $631.8 million at June 30, 2020.  Cash dividends were $0.77 per share and $0.76 per share for the six months ended June 30, 2021 and 2020, respectively.  Our primary source of capital growth is the retention of earnings.  We retained 71.2% of our earnings for the first six months of 2021 compared to 48.6% for the first six months of 2020.

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

In April 2020, as directed by Section 4012 of the CARES Act, the regulatory agencies introduced temporary changes to the CBLR.  These changes, which subsequently were adopted as a final rule, temporarily reduced the CBLR requirement to 8% through the end of calendar year 2020.  Beginning in calendar year 2021, the CBLR requirement increased to 8.5% for the calendar year before returning to 9% in calendar year 2022.  The final rule also provides for a two-quarter grace period for qualifying community banking organizations whose leverage ratios fall no more than 100 basis points below the applicable CBLR requirement.  Management elected to use the CBLR framework for CTBI and CTB.  CTBI’s CBLR ratio as of June 30, 2021 was 12.45%.  CTB’s CBLR ratio as of June 30, 2021 was 11.90%.  Under either framework, CTBI and CTB would be considered well-capitalized under the applicable guidelines.

As of June 30, 2021, we are not aware of any current recommendations by banking regulatory authorities which, if they were to be implemented, would have, or are reasonably likely to have, a material adverse impact on our liquidity, capital resources, or operations.

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

Stock Repurchase Program

CTBI’s stock repurchase program began in December 1998 with the authorization to acquire up to 500,000 shares and was increased by an additional 1,000,000 shares in July 2000, May 2003, and March 2020.  CTBI repurchased 32,664 shares of its common stock during the first quarter 2020, leaving 1,034,706 shares remaining under our current repurchase authorization.  As of June 30, 2021, a total of 2,465,294 shares have been repurchased through this program.

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

Held-to-maturity (“HTM”) securities are subject to an allowance for lifetime expected credit losses, determined by adjusting historical loss information for current conditions and reasonable and supportable forecasts.  The forward-looking evaluation of lifetime expected losses will be performed on a pooled basis for debt securities that share similar risk characteristics.  These allowances for expected losses must be made by the holder of the HTM debt security when the security is purchased.  At June 30, 2021, CTBI held no securities designated as held-to-maturity.

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

Income Taxes – Income tax expense is based on the taxes due on the consolidated tax return plus deferred taxes based on the expected future tax benefits and consequences of temporary differences between carrying amounts and tax bases of assets and liabilities, using enacted tax rates.  Any interest and penalties incurred in connection with income taxes are recorded as a component of income tax expense in the consolidated financial statements.  During the six months ended June 30, 2021 and 2020, CTBI did not recognize a significant amount of interest expense or penalties in connection with income taxes.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Interest rate risk management focuses on maintaining consistent growth in net interest income within Board-approved policy limits.  CTBI uses an earnings simulation model to analyze net interest income sensitivity to movements in interest rates.  Given a 200 basis point increase to the yield curve used in the simulation model, it is estimated net interest income for CTBI would increase by 4.10 percent over one year and 4.94 percent over two years.  A 25 basis point decrease in the yield curve would decrease net interest income by an estimated 0.59 percent over one year and 1.37 percent over two years.  For further discussion of CTBI’s market risk, see the Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Market Risk included in the annual report on Form 10-K for the year ended December 31, 2020.

Item 4.  Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

CTBI’s management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934.  As of the end of the period covered by this report, an evaluation was carried out by CTBI’s management, with the participation of our Chief Executive Officer and the Executive Vice President, Chief Financial Officer, and Treasurer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, management concluded that disclosure controls and procedures as of June 30, 2021 were effective in ensuring material information required to be disclosed in this quarterly report on Form 10-Q was recorded, processed, summarized, and reported on a timely basis.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in CTBI’s internal control over financial reporting that occurred during the three months ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, CTBI’s internal control over financial reporting.

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

COMMUNITY TRUST BANCORP, INC.

Date: August 9, 2021	By:

/s/ Jean R. Hale
Jean R. Hale
Chairman and Chief Executive Officer

/s/ Kevin J. Stumbo
Kevin J. Stumbo
Executive Vice President, Chief Financial Officer,
and Treasurer