Form 10-Q
period 2021-09-30
COMMUNITY TRUST BANCORP INC /KY/
filed 2021-11-08
CIK 350852

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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

Common stock – 17,843,081 shares outstanding at October 31, 2021

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

Community Trust Bancorp, Inc.
Condensed Consolidated Balance Sheets

(dollars in thousands)	(unaudited) September 30 2021	December 31 2020
Assets:
Cash and due from banks	$66,075	$54,250
Interest bearing deposits	140,701	283,985
Federal funds sold	1,000	0
Cash and cash equivalents	207,776	338,235

Certificates of deposit in other banks	245	245
Debt securities available-for-sale at fair value (amortized cost of $1,524,014 and $978,774, respectively)	1,525,738	997,261
Equity securities at fair value	2,461	2,471
Loans held for sale	12,056	23,259

Loans	3,398,229	3,554,211
Allowance for credit losses	(41,215)	(48,022)
Net loans	3,357,014	3,506,189

Premises and equipment, net	40,145	42,001
Right-of-use assets	12,399	13,215
Federal Home Loan Bank stock	8,139	10,048
Federal Reserve Bank stock	4,887	4,887
Goodwill	65,490	65,490
Bank owned life insurance	91,292	72,373
Mortgage servicing rights	6,265	4,068
Other real estate owned	4,314	7,694
Deferred tax asset	314	0
Accrued interest receivable	15,280	15,818
Other assets	31,770	35,887
Total assets	$5,385,585	$5,139,141

Liabilities and shareholders’ equity:
Deposits:
Noninterest bearing	$1,318,158	$1,140,925
Interest bearing	2,978,078	2,875,157
Total deposits	4,296,236	4,016,082

Repurchase agreements	292,022	355,862
Federal funds purchased	500	500
Advances from Federal Home Loan Bank	380	395
Long-term debt	57,841	57,841
Deferred tax liability	0	4,687
Operating lease liability	11,802	12,531
Finance lease liability	1,427	1,441
Accrued interest payable	1,844	1,243
Other liabilities	31,890	33,694
Total liabilities	4,693,942	4,484,276

Shareholders’ equity:
Preferred stock, 300,000 shares authorized and unissued	-	-
Common stock, $5.00 par value, shares authorized 25,000,000; shares outstanding 2021 – 17,837,313; 2020 – 17,810,401	89,188	89,052
Capital surplus	226,671	225,507
Retained earnings	374,621	326,738
Accumulated other comprehensive income, net of tax	1,163	13,568
Total shareholders’ equity	691,643	654,865

Total liabilities and shareholders’ equity	$5,385,585	$5,139,141

See notes to condensed consolidated financial statements.

Community Trust Bancorp, Inc.
Condensed Consolidated Statements of Income and Comprehensive Income
(unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
(in thousands except per share data)	2021	2020	2021	2020
Interest income:
Interest and fees on loans, including loans held for sale	$40,636	$39,577	$121,009	$121,306
Interest and dividends on securities
Taxable	4,083	3,220	9,806	9,133
Tax exempt	783	629	2,317	1,752
Interest and dividends on Federal Reserve Bank and Federal Home Loan Bank stock	122	129	369	407
Interest on Federal Reserve Bank deposits	93	61	285	645
Other, including interest on federal funds sold	9	10	26	50
Total interest income	45,726	43,626	133,812	133,293

Interest expense:
Interest on deposits	3,119	4,975	9,734	17,229
Interest on repurchase agreements and federal funds purchased	326	691	996	2,472
Interest on long-term debt	267	280	819	1,206
Total interest expense	3,712	5,946	11,549	20,907

Net interest income	42,014	37,680	122,263	112,386
Provision for credit losses (recovery)	(163)	2,433	(6,919)	15,091
Net interest income after provision for credit losses (recovery)	42,177	35,247	129,182	97,295

Noninterest income:
Service charges on deposit accounts	7,066	6,296	19,446	17,179
Gains on sales of loans, net	1,239	2,470	5,579	4,706
Trust and wealth management income	3,039	2,692	9,339	8,145
Loan related fees	1,050	1,383	4,324	2,300
Bank owned life insurance	654	602	1,808	1,739
Brokerage revenue	519	310	1,530	995
Securities gains (losses)	(62)	142	50	1,328
Other noninterest income	883	1,016	3,410	2,919
Total noninterest income	14,388	14,911	45,486	39,311

Noninterest expense:
Officer salaries and employee benefits	4,861	3,115	13,978	8,970
Other salaries and employee benefits	13,992	13,022	40,668	37,351
Occupancy, net	2,087	2,029	6,300	5,952
Equipment	646	695	1,929	2,102
Data processing	1,911	1,936	5,940	5,789
Bank franchise tax	453	1,815	1,178	5,439
Legal fees	245	467	884	1,440
Professional fees	440	534	1,447	1,617
Advertising and marketing	819	797	2,251	1,999
FDIC insurance	393	295	1,042	736
Other real estate owned provision and expense	296	505	1,102	1,975
Repossession expense	83	285	294	595
Amortization of limited partnership investments	839	984	2,514	2,792
Other noninterest expense	3,263	2,994	8,609	8,846
Total noninterest expense	30,328	29,473	88,136	85,603

Income before income taxes	26,237	20,685	86,532	51,003
Income taxes	5,095	3,238	17,841	7,325
Net income	21,142	17,447	68,691	43,678

Other comprehensive income (loss):
Unrealized holding gains (losses) on debt securities available-for-sale:
Unrealized holding gains (losses) arising during the period	(9,322)	2,107	(16,703)	12,340
Less: Reclassification adjustments for realized gains on debt securities included in net income	0	24	60	1,069
Tax expense (benefit)	(2,423)	541	(4,358)	2,930
Other comprehensive income (loss), net of tax	(6,899)	1,542	(12,405)	8,341
Comprehensive income	$14,243	$18,989	$56,286	$52,019

Basic earnings per share	$1.19	$0.98	$3.86	$2.46
Diluted earnings per share	$1.19	$0.98	$3.86	$2.46

Weighted average shares outstanding-basic	17,790	17,746	17,783	17,746
Weighted average shares outstanding-diluted	17,808	17,752	17,798	17,753

See notes to condensed consolidated financial statements.

Consolidated Statements of Changes in Shareholders’ Equity
Quarterly
(unaudited)

(in thousands except per share and share amounts)	Common Shares	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income, Net of Tax	Total
Balance, June 30, 2021	17,831,479	$89,158	$226,268	$360,595	$8,062	$684,083
Net income				21,142		21,142
Other comprehensive loss, net of tax of $(2,423)					(6,899)	(6,899)
Cash dividends declared ($0.40 per share)				(7,116)		(7,116)
Issuance of common stock	5,834	30	209			239
Stock-based compensation			194			194
Balance, September 30, 2021	17,837,313	$89,188	$226,671	$374,621	$1,163	$691,643

(in thousands except per share and share amounts)	Common Shares	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Total
Balance, June 30, 2020	17,794,598	$88,973	$224,688	$307,134	$11,052	$631,847
Net income				17,447		17,447
Other comprehensive income, net of tax of $541					1,542	1,542
Cash dividends declared ($0.385 per share)				(6,833)		(6,833)
Issuance of common stock	7,414	37	195			232
Stock-based compensation			215			215
Balance, September 30, 2020	17,802,012	$89,010	$225,098	$317,748	$12,594	$644,450

See notes to condensed consolidated financial statements.

Consolidated Statements of Changes in Shareholders’ Equity
Year-to-Date
(unaudited)

(in thousands except per share and share amounts)	Common Shares	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income, Net of Tax	Total
Balance, January 1, 2021	17,810,401	$89,052	$225,507	$326,738	$13,568	$654,865
Net income				68,691		68,691
Other comprehensive loss, net of tax of $(4,358)					(12,405)	(12,405)
Cash dividends declared ($1.17 per share)				(20,808)		(20,808)
Issuance of common stock	35,400	178	541			719
Repurchase of common stock	0	0	0			0
Issuance of restricted stock	9,193	46	(46)			0
Vesting of restricted stock	(17,681)	(88)	88			0
Stock-based compensation			581			581
Balance, September 30, 2021	17,837,313	$89,188	$226,671	$374,621	$1,163	$691,643

(in thousands except per share and share amounts)	Common Shares	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Total
Balance, December 31, 2019	17,793,165	$88,966	$224,907	$296,760	$4,253	$614,886
Implementation of ASU 2016-13				(2,366)		(2,366)
Balance, January 1, 2020	17,793,165	88,966	224,907	294,394	4,253	612,520
Net income				43,678		43,678
Other comprehensive income, net of tax of $2,930					8,341	8,341
Cash dividends declared ($1.145 per share)				(20,324)		(20,324)
Issuance of common stock	36,952	185	504			689
Repurchase of common stock	(32,664)	(164)	(935)			(1,099)
Issuance of restricted stock	21,544	108	(108)			0
Vesting of restricted stock	(16,985)	(85)	85			0
Stock-based compensation			645			645
Balance, September 30, 2020	17,802,012	$89,010	$225,098	$317,748	$12,594	$644,450

See notes to condensed consolidated financial statements.

Community Trust Bancorp, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended September 30
(in thousands)	2021	2020
Cash flows from operating activities:
Net income	$68,691	$43,678
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,791	4,063
Deferred taxes	(642)	(2,034)
Stock-based compensation	636	708
Provision for credit losses (recovery)	(6,919)	15,091
Write-downs of other real estate owned and other repossessed assets	637	1,021
Gains on sale of mortgage loans held for sale	(5,579)	(4,706)
Securities gains	(60)	(1,069)
Change in fair market value of equity securities	10	(259)
Gains on sale of assets, net	(223)	(120)
Proceeds from sale of mortgage loans held for sale	250,070	224,796
Funding of mortgage loans held for sale	(233,288)	(239,048)
Amortization of securities premiums and discounts, net	5,977	4,049
Change in cash surrender value of bank owned life insurance	(1,094)	(1,048)
Payment of operating lease liabilities	(1,271)	(1,269)
Mortgage servicing rights:
Fair value adjustments	(380)	1,325
New servicing assets created	(1,817)	(1,171)
Changes in:
Accrued interest receivable	538	122
Other assets	4,125	(3,461)
Accrued interest payable	601	2,340
Other liabilities	(1,869)	(818)
Net cash provided by operating activities	81,934	42,190

Cash flows from investing activities:
Securities available-for-sale (AFS):
Purchase of AFS securities	(795,657)	(645,652)
Proceeds from sales of AFS securities	1,080	82,314
Proceeds from prepayments, calls, and maturities of AFS securities	243,420	222,385
Securities held-to-maturity (HTM):
Proceeds from maturities of HTM securities	0	517
Change in loans, net	156,259	(314,299)
Purchase of premises and equipment	(1,171)	(766)
Proceeds from sale and retirement of premises and equipment	830	0
Proceeds from sale of stock by Federal Home Loan Bank	1,909	351
Proceeds from sale of other real estate owned and repossessed assets	2,556	2,814
Additional investment in bank owned life insurance	(17,825)	0
Net cash used in investing activities	(408,599)	(652,336)

Cash flows from financing activities:
Change in deposits, net	280,154	488,609
Change in repurchase agreements and federal funds purchased, net	(63,840)	135,365
Proceeds from Federal Home Loan Bank advances	0	25,000
Payments on advances from Federal Home Loan Bank	(15)	(25,015)
Payment of finance lease liabilities	(14)	(10)
Issuance of common stock	719	689
Repurchase of common stock	0	(1,099)
Dividends paid	(20,798)	(20,308)
Net cash provided by financing activities	196,206	603,231
Net decrease in cash and cash equivalents	(130,459)	(6,915)
Cash and cash equivalents at beginning of period	338,235	264,683
Cash and cash equivalents at end of period	$207,776	$257,768

Supplemental disclosures:
Income taxes paid	$16,885	$13,100
Interest paid	10,948	18,567
Non-cash activities:
Loans to facilitate the sale of other real estate owned and repossessed assets	1,095	2,279
Common stock dividends accrued, paid in subsequent quarter	247	236
Real estate acquired in settlement of loans	929	2,100

See notes to condensed consolidated financial statements.

Community Trust Bancorp, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1 - Summary of Significant Accounting Policies

In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments (which consist of normal recurring adjustments) necessary, to present fairly the condensed consolidated financial position as of September 30, 2021 and the results of operations, other comprehensive income, and changes in shareholders’ equity for the three and nine months ended September 30, 2021 and 2020 and cash flows for the nine months ended September 30, 2021 and 2020. In accordance with accounting principles generally accepted in the United States of America for interim financial information, these statements do not include certain information and footnote disclosures required by accounting principles generally accepted in the United States of America for complete annual financial statements. The results of operations for the three and nine months ended September 30, 2021 and 2020 and cash flows for the nine months ended September 30, 2021 and 2020 are not necessarily indicative of the results to be expected for the full year. The condensed consolidated balance sheet as of December 31, 2020 has been derived from the audited consolidated financial statements of Community Trust Bancorp, Inc. (“CTBI”) for that period. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2020, included in our annual report on Form 10-K.

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

Held-to-maturity (“HTM”) securities are subject to an allowance for lifetime expected credit losses, determined by adjusting historical loss information for current conditions and reasonable and supportable forecasts.  The forward-looking evaluation of lifetime expected losses will be performed on a pooled basis for debt securities that share similar risk characteristics.  These allowances for expected losses must be made by the holder of the HTM debt security when the security is purchased.  At September 30, 2021, CTBI held no securities designated as held-to-maturity.

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

In the event that collection of principal becomes uncertain, CTBI has policies in place to reverse accrued interest in a timely manner. Therefore, CTBI elected ASU 2019-04 which allows that accrued interest would continue to be presented separately and not part of the amortized cost of the loan. The methodology used by CTBI is developed using the current loan balance, which is then compared to amortized cost balances to analyze the impact. The difference in amortized cost basis versus consideration of loan balances impacts the allowance for credit losses calculation by one basis point and is considered immaterial. The primary difference is for indirect lending premiums.

We maintain an allowance for credit losses (“ACL”) at a level that is appropriate to cover estimated credit losses on individually evaluated loans, as well as estimated credit losses inherent in the remainder of the loan and lease portfolio.  Credit losses are charged and recoveries are credited to the ACL.

We utilize an internal risk grading system for commercial credits. Those credits that meet the following criteria are subject to individual evaluation: the loan has an outstanding bank share balance of $1 million or greater and meets one of the following criteria: (i) has a criticized risk rating, (ii) is in nonaccrual status, (iii) is a TDR, or (iv) is 90 days or more past due. The borrower’s cash flow, adequacy of collateral coverage, and other options available to CTBI, including legal remedies, are evaluated. We evaluate the collectability of both principal and interest when assessing the need for loss provision. Historical loss rates are analyzed and applied to other commercial loan segments not subject to individual evaluation.

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

Income Taxes – Income tax expense is based on the taxes due on the consolidated tax return plus deferred taxes based on the expected future tax benefits and consequences of temporary differences between carrying amounts and tax bases of assets and liabilities, using enacted tax rates. Any interest and penalties incurred in connection with income taxes are recorded as a component of income tax expense in the consolidated financial statements. During the nine months ended September 30, 2021 and 2020, CTBI did not recognize a significant amount of interest expense or penalties in connection with income taxes.

Note 2 – Stock-Based Compensation

Restricted stock expense for the three and nine months ended September 30, 2021 was $213 thousand and $636 thousand, respectively, including $19 thousand and $55 thousand, respectively, in dividends paid for those periods.  Restricted stock expense for the three and nine months ended September 30, 2020 was $236 thousand and $706 thousand, respectively, including $21 thousand and $63 thousand, respectively, in dividends paid for those periods.  As of September 30, 2021, there was a total of $1.3 million of unrecognized compensation expense related to restricted stock grants that will be recognized as expense as the awards vest over a weighted average period of 2.2 years. There were no restricted stock grants during the three months ended September 30, 2021 and 2020.  There were 9,193 and 21,544 shares of restricted stock granted during the nine months ended September 30, 2021 and 2020, respectively.  The restricted stock was issued pursuant to the terms of CTBI’s 2015 Stock Ownership Incentive Plan.  The restrictions on the restricted stock will lapse ratably over four years, except for a 2,500 management retention restricted stock award granted in January 2020 which will vest at the end of five years, subject to such employee’s continued employment.  However, in the event of certain participant employee termination events occurring within 24 months of a change in control of CTBI or the death of the participant, the restrictions will lapse, and in the event of the participant’s disability, the restrictions will lapse on a pro rata basis.  The Compensation Committee will have discretion to review and revise restrictions applicable to a participant’s restricted stock in the event of the participant’s retirement.

There was no compensation expense related to stock option grants for the three and nine months ended September 30, 2021 or the three months ended September 30, 2020.  CTBI’s compensation expense related to stock option grants was $2 thousand for the nine months ended September 30, 2020.  As of September 30, 2021, there was no unrecognized compensation expense related to unvested stock option awards, as all stock option awards have fully vested.  There were no stock options granted in the first nine months of 2021 or 2020.

Note 3 – Securities

Debt securities are classified into held-to-maturity and available-for-sale categories.  Held-to-maturity (HTM) securities are those that CTBI has the positive intent and ability to hold to maturity and are reported at amortized cost.  Available-for-sale (AFS) securities are those that CTBI may decide to sell if needed for liquidity, asset-liability management or other reasons.  Available-for-sale securities are reported at fair value, with unrealized gains or losses included as a separate component of equity, net of tax.  As of September 30, 2021 and December 31, 2020, CTBI had no held-to-maturity securities.

The amortized cost and fair value of debt securities at September 30, 2021 are summarized as follows:

Available-for-Sale

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury and government agencies	$303,897	$575	$(2,062)	$302,410
State and political subdivisions	335,389	5,548	(5,381)	335,556
U.S. government sponsored agency mortgage-backed securities	784,733	7,070	(4,296)	787,507
Asset-backed securities	99,995	401	(131)	100,265
Total available-for-sale securities	$1,524,014	$13,594	$(11,870)	$1,525,738

The amortized cost and fair value of debt securities at December 31, 2020 are summarized as follows:

Available-for-Sale

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury and government agencies	$148,507	$483	$(197)	$148,793
State and political subdivisions	133,287	7,132	(3)	140,416
U.S. government sponsored agency mortgage-backed securities	640,537	11,648	(378)	651,807
Asset-backed securities	56,443	10	(208)	56,245
Total available-for-sale securities	$978,774	$19,273	$(786)	$997,261

The amortized cost and fair value of debt securities at September 30, 2021 by contractual maturity are shown below.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale
(in thousands)	Amortized Cost	Fair Value
Due in one year or less	$5,945	$6,032
Due after one through five years	110,913	110,757
Due after five through ten years	288,950	288,026
Due after ten years	233,478	233,151
U.S. government sponsored agency mortgage-backed securities	784,733	787,507
Asset-backed securities	99,995	100,265
Total debt securities	$1,524,014	$1,525,738

During the three months ended September 30, 2021, we had an unrealized loss of $62 thousand from the fair market value adjustment of equity securities.  During the three months ended September 30, 2020, we had a net securities gain of $142 thousand, consisting of a pre-tax gain of $23 thousand realized on sales and calls of AFS securities and an unrealized gain of $119 thousand from the fair market value adjustment of equity securities.

During the nine months ended September 30, 2021, we had a net securities gain of $50 thousand, consisting of a pre-tax gain of $62 thousand and a pre-tax loss of $2 thousand realized on sales and calls of AFS securities, and an unrealized loss of $10 thousand from the fair market value adjustment of equity securities. During the nine months ended September 30, 2020, we had a net securities gain of $1.3 million, consisting of a pre-tax gain of $1.0 million realized on sales and calls of AFS securities and an unrealized gain of $0.3 million from the fair market value adjustment of equity securities.

Equity Securities at Fair Value

CTBI made the election permitted by ASC 321-10-35-2 to record its Visa Class B shares at fair value.  Equity securities at fair value as of September 30, 2021 were $2.5 million, as a result of a $62 thousand decrease in the fair market value in the third quarter 2021.  The fair market value of equity securities increased $119 thousand in the third quarter 2020.  No equity securities were sold during the nine months ended September 30, 2021 and 2020.

The amortized cost of securities pledged as collateral, to secure public deposits and for other purposes, was $434.4 million at September 30, 2021 and $354.5 million at December 31, 2020.

The amortized cost of securities sold under agreements to repurchase amounted to $389.2 million at September 30,2021 and $386.6 million at December 31, 2020.

CTBI evaluates its investment portfolio on a quarterly basis for impairment.  The analysis performed as of September 30, 2021 indicates that all impairment is considered temporary, market and interest rate driven, and not credit-related.  The percentage of total debt securities with unrealized losses as of September 30,2021 was 61.0% compared to 16.2% as of December 31, 2020.  The following table provides the amortized cost, gross unrealized losses, and fair market value, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position as of September 30, 2021 that are not deemed to have credit losses.  As stated above, CTBI had no HTM securities as of September 30, 2021.

Available-for-Sale

(in thousands)	Amortized Cost	Gross Unrealized Losses	Fair Value
Less Than 12 Months
U.S. Treasury and government agencies	$206,535	$(1,996)	$204,539
State and political subdivisions	194,869	(5,363)	189,506
U.S. government sponsored agency mortgage-backed securities	470,340	(4,257)	466,083
Asset-backed securities	49,236	(130)	49,106
Total <12 months temporarily impaired AFS securities	920,980	(11,746)	909,234

12 Months or More
U.S. Treasury and government agencies	15,963	(66)	15,897
State and political subdivisions	532	(18)	514
U.S. government sponsored agency mortgage-backed securities	3,487	(39)	3,448
Asset-backed securities	1,420	(1)	1,419
Total ≥12 months temporarily impaired AFS securities	21,402	(124)	21,278

Total
U.S. Treasury and government agencies	222,498	(2,062)	220,436
State and political subdivisions	195,401	(5,381)	190,020
U.S. government sponsored agency mortgage-backed securities	473,827	(4,296)	469,531
Asset-backed securities	50,656	(131)	50,525
Total temporarily impaired AFS securities	$942,382	$(11,870)	$930,512

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

Available-for-Sale

(in thousands)	Amortized Cost	Gross Unrealized Losses	Fair Value
Less Than 12 Months
U.S. Treasury and government agencies	$5,604	$(7)	$5,597
State and political subdivisions	534	(3)	531
U.S. government sponsored agency mortgage-backed securities	58,463	(336)	58,127
Asset-backed securities	22,660	(29)	22,631
Total <12 months temporarily impaired AFS securities	87,261	(375)	86,886

12 Months or More
U.S. Treasury and government agencies	46,163	(190)	45,973
State and political subdivisions	0	0	0
U.S. government sponsored agency mortgage-backed securities	2,801	(42)	2,759
Asset-backed securities	26,283	(179)	26,104
Total ≥12 months temporarily impaired AFS securities	75,247	(411)	74,836

Total
U.S. Treasury and government agencies	51,767	(197)	51,570
State and political subdivisions	534	(3)	531
U.S. government sponsored agency mortgage-backed securities	61,264	(378)	60,886
Asset-backed securities	48,943	(208)	48,735
Total temporarily impaired AFS securities	$162,508	$(786)	$161,722

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

Asset-Backed Securities

The unrealized losses in asset-backed securities were caused by interest rate changes.  The contractual terms of those investments do not permit the issuer to settle the securities at a price less than par which will equal amortized cost at maturity.  CTBI does not intend to sell the investments and it is not more likely than not that we will be required to sell the investments before recovery of their amortized cost.
Note 4 – Loans

Major classifications of loans, net of unearned income, deferred loan origination costs and fees, and net premiums on acquired loans, are summarized as follows:

(in thousands)	September 30 2021	December 31 2020
Hotel/motel	$252,951	$260,699
Commercial real estate residential	330,660	287,928
Commercial real estate nonresidential	732,442	743,238
Dealer floorplans	61,423	69,087
Commercial other	286,209	279,908
Commercial unsecured SBA PPP	99,116	252,667
Commercial loans	1,762,801	1,893,527

Real estate mortgage	763,005	784,559
Home equity lines	105,007	103,770
Residential loans	868,012	888,329

Consumer direct	155,022	152,304
Consumer indirect	612,394	620,051
Consumer loans	767,416	772,355

Loans and lease financing	$3,398,229	$3,554,211

The loan portfolios presented above are net of unearned fees and unamortized premiums.  Unearned fees included above totaled $7.0 million as of September 30, 2021 and $9.3 million as of December 31, 2020 while the unamortized premiums on the indirect lending portfolio totaled $23.7 million as of September 30, 2021 and $23.8 million as of December 31, 2020.

CTBI has segregated and evaluates its loan portfolio through ten portfolio segments with similar risk characteristics. CTBI serves customers in small and mid-sized communities in eastern, northeastern, central, and south central Kentucky, southern West Virginia, and northeastern Tennessee.  Therefore, CTBI’s exposure to credit risk is significantly affected by changes in these communities.

Hotel/motel loans are a significant concentration for CTBI, representing approximately 7.4% of total loans. This industry has unique risk characteristics as it is highly susceptible to changes in the domestic and global economic environments, which can cause the industry to experience substantial volatility. Additionally, any hotel/motel construction loans would be included in this segment as CTBI’s construction loans are primarily completed as one loan going from construction to permanent financing. These loans are originated based on the borrower’s ability to service the debt and secondarily based on the fair value of the underlying collateral.

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

Not included in the loan balances above were loans held for sale in the amount of $12.1 million at September 30, 2021 and $23.3 million at December 31, 2020.

The following tables present the balance in the allowance for credit losses (“ACL”) for the periods ended September 30, 2021, December 31, 2020, and September 30, 2020:

	Three Months Ended September 30, 2021
(in thousands)	Beginning Balance	Provision Charged to Expense	Losses Charged Off	Recoveries	Ending Balance
ACL
Hotel/motel	$5,674	$(467)	$0	$0	$5,207
Commercial real estate residential	3,796	79	(4)	5	3,876
Commercial real estate nonresidential	9,308	(569)	(117)	8	8,630
Dealer floorplans	1,261	(85)	0	0	1,176
Commercial other	4,574	320	(203)	52	4,743
Real estate mortgage	7,708	(269)	(9)	8	7,438
Home equity	673	181	(14)	5	845
Consumer direct	1,635	290	(194)	110	1,841
Consumer indirect	7,066	357	(515)	551	7,459
Total	$41,695	$(163)	$(1,056)	$739	$41,215

	Nine Months Ended September 30, 2021
(in thousands)	Beginning Balance	Provision Charged to Expense	Losses Charged Off	Recoveries	Ending Balance
ACL
Hotel/motel	$6,356	$(1,149)	$0	$0	$5,207
Commercial real estate residential	4,464	(567)	(28)	7	3,876
Commercial real estate nonresidential	11,086	(2,502)	(268)	314	8,630
Dealer floorplans	1,382	(206)	0	0	1,176
Commercial other	4,289	632	(433)	255	4,743
Real estate mortgage	7,832	(214)	(203)	23	7,438
Home equity	844	20	(33)	14	845
Consumer direct	1,863	91	(502)	389	1,841
Consumer indirect	9,906	(3,024)	(2,007)	2,584	7,459
Total	$48,022	$(6,919)	$(3,474)	$3,586	$41,215

	Year Ended December 31, 2020
(in thousands)	Beginning Balance, Prior to Adoption of ASC 326	Impact of Adoption of ASC 326	Provision Charged to Expense	Losses Charged Off	Recoveries	Ending Balance
ACL
Hotel/motel	$3,371	$170	$2,858	$(43)	$0	$6,356
Commercial real estate residential	3,439	(721)	1,772	(182)	156	4,464
Commercial real estate nonresidential	8,515	119	3,303	(941)	90	11,086
Dealer floorplans	802	820	(214)	(26)	0	1,382
Commercial other	5,556	(391)	2,040	(3,339)	423	4,289
Real estate mortgage	4,604	1,893	1,584	(321)	72	7,832
Home equity	897	(75)	16	(4)	10	844
Consumer direct	1,711	(40)	609	(927)	510	1,863
Consumer indirect	6,201	1,265	4,079	(4,670)	3,031	9,906
Total	$35,096	$3,040	$16,047	$(10,453)	$4,292	$48,022

	Three Months Ended September 30, 2020
(in thousands)	Beginning Balance	Provision Charged to Expense	Losses Charged Off	Recoveries	Ending Balance
ACL
Hotel/motel	$6,132	$(81)	$(42)	$0	$6,009
Commercial real estate residential	3,439	1,224	(50)	5	4,618
Commercial real estate nonresidential	11,408	475	(761)	32	11,154
Dealer floorplans	1,585	(172)	0	0	1,413
Commercial other	4,703	112	(318)	101	4,598
Real estate mortgage	7,336	524	(97)	23	7,786
Home equity	856	56	(4)	1	909
Consumer direct	1,932	42	(150)	95	1,919
Consumer indirect	9,243	253	(846)	930	9,580
Total	$46,634	$2,433	$(2,268)	$1,187	$47,986

	Nine Months Ended September 30, 2020
(in thousands)	Beginning Balance, Prior to Adoption of ASC 326	Impact of Adoption of ASC 326	Provision Charged to Expense	Losses Charged Off	Recoveries	Ending Balance
ACL
Hotel/motel	$3,371	$170	$2,510	$(42)	$0	$6,009
Commercial real estate residential	3,439	(721)	2,035	(148)	13	4,618
Commercial real estate nonresidential	8,515	119	3,408	(937)	49	11,154
Dealer floorplans	802	820	(183)	(26)	0	1,413
Commercial other	5,556	(391)	1,749	(2,669)	353	4,598
Real estate mortgage	4,604	1,893	1,511	(276)	54	7,786
Home equity	897	(75)	88	(4)	3	909
Consumer direct	1,711	(40)	715	(780)	313	1,919
Consumer indirect	6,201	1,265	3,258	(3,610)	2,466	9,580
Total	$35,096	$3,040	$15,091	$(8,492)	$3,251	$47,986

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

We recovered $0.2 million of our provision for credit losses during the quarter ended September 30, 2021, as a result of improved credit metrics.  We also recognized a recapture of allowance for credit losses in the second quarter 2021 with a credit to the provision for credit losses of $4.3 million.  Provision for credit losses for the third quarter 2020 totaled $2.4 million.  Our reserve coverage (allowance for credit losses to nonperforming loans) at September 30, 2021 was 220.0% compared to 197.2% at June 30, 2021 and 160.7% at September 30, 2020.  Our credit loss reserve as a percentage of total loans outstanding at September 30, 2021 was 1.21% (1.25% excluding PPP loans) compared to 1.21% at June 30, 2021 (1.27% excluding PPP loans) and 1.35% at September 30, 2020 (1.46% excluding PPP loans).

Refer to Note 1 to the condensed consolidated financial statements for further information regarding our nonaccrual policy. Nonaccrual loans and loans 90 days past due and still accruing segregated by class of loans for both September 30, 2021 and December 31, 2020 were as follows:

	September 30, 2021
(in thousands)	Nonaccrual Loans with No ACL	Nonaccrual Loans with ACL	90+ and Still Accruing	Total Nonperforming Loans

Hotel/motel	$0	$1,099	$0	$1,099
Commercial real estate residential	0	671	925	1,596
Commercial real estate nonresidential	3,276	1,396	963	5,635
Commercial other	0	402	226	628
Total commercial loans	3,276	3,568	2,114	8,958

Real estate mortgage	0	4,673	3,824	8,497
Home equity lines	0	567	392	959
Total residential loans	0	5,240	4,216	9,456

Consumer direct	0	0	114	114
Consumer indirect	0	0	206	206
Total consumer loans	0	0	320	320

Loans and lease financing	$3,276	$8,808	$6,650	$18,734

	December 31, 2020
(in thousands)	Nonaccrual Loans with No ACL	Nonaccrual Loans with ACL	90+ and Still Accruing	Total Nonperforming Loans

Hotel/motel	$0	$0	$0	$0
Commercial real estate residential	0	1,225	4,776	6,001
Commercial real estate nonresidential	0	1,424	7,852	9,276
Commercial other	0	867	269	1,136
Total commercial loans	0	3,516	12,897	16,413

Real estate mortgage	0	5,346	3,420	8,766
Home equity lines	0	582	392	974
Total residential loans	0	5,928	3,812	9,740

Consumer direct	0	0	71	71
Consumer indirect	0	0	353	353
Total consumer loans	0	0	424	424

Loans and lease financing	$0	$9,444	$17,133	$26,577

The following tables present CTBI’s loan portfolio aging analysis, segregated by class, as of September 30, 2021 and December 31, 2020 (includes loans 90 days past due and still accruing as well):

	September 30, 2021
(in thousands)	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Current	Total Loans
Hotel/motel	$0	$0	$0	$0	$252,951	$252,951
Commercial real estate residential	1,037	146	1,494	2,677	327,983	330,660
Commercial real estate nonresidential	741	294	5,092	6,127	726,315	732,442
Dealer floorplans	0	0	0	0	61,423	61,423
Commercial other	544	43	290	877	285,332	286,209
Commercial unsecured SBA PPP	0	0	0	0	99,116	99,116
Total commercial loans	2,322	483	6,876	9,681	1,753,120	1,762,801

Real estate mortgage	1,283	1,887	6,731	9,901	753,104	763,005
Home equity lines	569	243	916	1,728	103,279	105,007
Total residential loans	1,852	2,130	7,647	11,629	856,383	868,012

Consumer direct	393	91	114	598	154,424	155,022
Consumer indirect	2,128	500	205	2,833	609,561	612,394
Total consumer loans	2,521	591	319	3,431	763,985	767,416

Loans and lease financing	$6,695	$3,204	$14,842	$24,741	$3,373,488	$3,398,229

	December 31, 2020
(in thousands)	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Current	Total Loans
Hotel/motel	$0	$0	$0	$0	$260,699	$260,699
Commercial real estate residential	722	413	5,577	6,712	281,216	287,928
Commercial real estate nonresidential	1,199	0	8,703	9,902	733,336	743,238
Dealer floorplans	0	0	0	0	69,087	69,087
Commercial other	658	136	835	1,629	278,279	279,908
Commercial unsecured SBA PPP	0	0	0	0	252,667	252,667
Total commercial loans	2,579	549	15,115	18,243	1,875,284	1,893,527

Real estate mortgage	1,784	3,501	6,897	12,182	772,377	784,559
Home equity lines	509	305	919	1,733	102,037	103,770
Total residential loans	2,293	3,806	7,816	13,915	874,414	888,329

Consumer direct	659	87	71	817	151,487	152,304
Consumer indirect	2,960	973	353	4,286	615,765	620,051
Total consumer loans	3,619	1,060	424	5,103	767,252	772,355

Loans and lease financing	$8,491	$5,415	$23,355	$37,261	$3,516,950	$3,554,211

The risk characteristics of CTBI’s material portfolio segments are as follows:

Hotel/motel loans are a significant concentration for CTBI, representing approximately 7.4% of total loans.  This industry has unique risk characteristics as it is highly susceptible to changes in the domestic and global economic environments, which can cause the industry to experience substantial volatility.  These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate.  Hotel/motel lending typically involves higher loan principal amounts and the repayment of these loans is generally dependent on the successful operation of the property securing the loan or the business conducted on the property securing the loan.  Management monitors and evaluates all commercial real estate loans based on collateral and risk grade criteria.  Commercial construction loans generally are made to customers for the purpose of building income-producing properties, and any hotel/motel construction loan would be included in this segment.  Personal guarantees of the principals are generally required.  Such loans are made on a projected cash flow basis and are secured by the project being constructed.  Construction loan draw procedures are included in each specific loan agreement, including required documentation items and inspection requirements.  Construction loans may convert to term loans at the end of the construction period, or may be repaid by the take-out commitment from another financing source.  If the loan is to convert to a term loan, the repayment ability is based on the borrower’s projected cash flow.  Risk is mitigated during the construction phase by requiring proper documentation and inspections whenever a draw is requested.  Loans in amounts greater than $500,000 generally require a performance bond to be posted by the general contractor to assure completion of the project.

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

The following tables present the credit risk profile of CTBI’s commercial loan portfolio based on rating category and payment activity, segregated by class of loans and based on last credit decision or year of origination:

September 30, 2021	Term Loans Amortized Cost Basis by Origination Year
(in thousands)	2021	2020	2019	2018	2017	Prior	Revolving Loans	Total
Hotel/motel
Risk rating:
Pass	$28,642	$11,297	$54,177	$18,893	$34,319	$25,001	$90	$172,419
Watch	9,317	14,137	8,882	8,850	2,702	32,176	0	76,064
OAEM	0	0	0	0	0	0	0	0
Substandard	0	0	0	3,369	1,099	0	0	4,468
Doubtful	0	0	0	0	0	0	0	0
Total hotel/motel	$37,959	$25,434	$63,059	$31,112	$38,120	$57,177	$90	$252,951

Commercial real estate residential
Risk rating:
Pass	$107,880	$59,176	$34,280	$21,489	$14,686	$53,399	$9,628	$300,538
Watch	2,367	2,385	1,976	2,169	681	7,683	167	17,428
OAEM	0	0	0	0	138	0	0	138
Substandard	4,307	2,120	632	1,863	484	3,125	25	12,556
Doubtful	0	0	0	0	0	0	0	0
Total commercial real estate residential	$114,554	$63,681	$36,888	$25,521	$15,989	$64,207	$9,820	$330,660

Commercial real estate nonresidential
Risk rating:
Pass	$143,376	$102,955	$93,085	$58,540	$73,293	$179,541	$19,996	$670,786
Watch	3,743	2,943	3,584	3,910	3,654	12,305	788	30,927
OAEM	0	0	0	0	0	272	20	292
Substandard	6,326	6,260	3,843	973	2,230	10,572	202	30,406
Doubtful	0	0	0	0	0	31	0	31
Total commercial real estate nonresidential	$153,445	$112,158	$100,512	$63,423	$79,177	$202,721	$21,006	$732,442

Dealer floorplans
Risk rating:
Pass	$0	$0	$0	$0	$0	$0	$61,068	$61,068
Watch	0	0	0	0	0	0	355	355
OAEM	0	0	0	0	0	0	0	0
Substandard	0	0	0	0	0	0	0	0
Doubtful	0	0	0	0	0	0	0	0
Total dealer floorplans	$0	$0	$0	$0	$0	$0	$61,423	$61,423

Commercial other
Risk rating:
Pass	$57,905	$49,472	$18,560	$30,565	$10,019	$14,906	$72,931	$254,358
Watch	7,189	2,285	1,609	872	409	1,181	11,402	24,947
OAEM	0	0	551	389	16	0	482	1,438
Substandard	2,106	1,707	209	164	335	618	327	5,466
Doubtful	0	0	0	0	0	0	0	0
Total commercial other	$67,200	$53,464	$20,929	$31,990	$10,779	$16,705	$85,142	$286,209

Commercial unsecured SBA PPP
Risk rating:
Pass	$84,205	$14,911	$0	$0	$0	$0	$0	$99,116
Watch	0	0	0	0	0	0	0	0
OAEM	0	0	0	0	0	0	0	0
Substandard	0	0	0	0	0	0	0	0
Doubtful	0	0	0	0	0	0	0	0
Total commercial unsecured SBA PPP	$84,205	$14,911	$0	$0	$0	$0	$0	$99,116

Commercial loans
Risk rating:
Pass	$422,008	$237,811	$200,102	$129,487	$132,317	$272,847	$163,713	$1,558,285
Watch	22,616	21,750	16,051	15,801	7,446	53,345	12,712	149,721
OAEM	0	0	551	389	154	272	502	1,868
Substandard	12,739	10,087	4,684	6,369	4,148	14,315	554	52,896
Doubtful	0	0	0	0	0	31	0	31
Total commercial loans	$457,363	$269,648	$221,388	$152,046	$144,065	$340,810	$177,481	$1,762,801

December 31, 2020	Term Loans Amortized Cost Basis by Origination Year
(in thousands)	2020	2019	2018	2017	2016	Prior	Revolving Loans	Total
Hotel/motel
Risk rating:
Pass	$11,507	$70,504	$27,453	$39,651	$6,357	$22,372	$0	$177,844
Watch	23,951	2,506	3,366	2,102	16,740	7,422	0	56,087
OAEM	0	1,993	9,576	0	0	0	0	11,569
Substandard	0	0	0	1,113	8,840	5,246	0	15,199
Doubtful	0	0	0	0	0	0	0	0
Total hotel/motel	$35,458	$75,003	$40,395	$42,866	$31,937	$35,040	$0	$260,699

Commercial real estate residential
Risk rating:
Pass	$85,403	$39,238	$29,179	$17,390	$21,272	$46,419	$10,470	$249,371
Watch	1,714	2,214	2,438	2,962	4,520	5,306	182	19,336
OAEM	1,921	1,361	323	142	129	0	0	3,876
Substandard	4,301	606	1,991	4,076	1,108	3,263	0	15,345
Doubtful	0	0	0	0	0	0	0	0
Total commercial real estate residential	$93,339	$43,419	$33,931	$24,570	$27,029	$54,988	$10,652	$287,928

Commercial real estate nonresidential
Risk rating:
Pass	$125,205	$97,204	$77,685	$80,416	$100,740	$165,839	$25,524	$672,613
Watch	5,133	3,175	5,075	6,366	3,020	11,046	601	34,416
OAEM	0	887	68	0	0	3,382	115	4,452
Substandard	7,254	6,152	3,471	2,462	1,358	10,817	215	31,729
Doubtful	0	0	0	0	0	28	0	28
Total commercial real estate nonresidential	$137,592	$107,418	$86,299	$89,244	$105,118	$191,112	$26,455	$743,238

Dealer floorplans
Risk rating:
Pass	$0	$0	$0	$0	$0	$0	$68,610	$68,610
Watch	0	0	0	0	0	0	477	477
OAEM	0	0	0	0	0	0	0	0
Substandard	0	0	0	0	0	0	0	0
Doubtful	0	0	0	0	0	0	0	0
Total dealer floorplans	$0	$0	$0	$0	$0	$0	$69,087	$69,087

Commercial other
Risk rating:
Pass	$75,014	$26,385	$33,825	$13,975	$6,225	$22,733	$78,547	$256,704
Watch	2,888	378	1,130	555	464	595	7,030	13,040
OAEM	25	0	5,056	181	367	0	124	5,753
Substandard	2,136	556	318	460	460	411	70	4,411
Doubtful	0	0	0	0	0	0	0	0
Total commercial other	$80,063	$27,319	$40,329	$15,171	$7,516	$23,739	$85,771	$279,908

Commercial unsecured SBA PPP
Risk rating:
Pass	$252,667	$0	$0	$0	$0	$0	$0	$252,667
Watch	0	0	0	0	0	0	0	0
OAEM	0	0	0	0	0	0	0	0
Substandard	0	0	0	0	0	0	0	0
Doubtful	0	0	0	0	0	0	0	0
Total commercial unsecured SBA PPP	$252,667	$0	$0	$0	$0	$0	$0	$252,667

Commercial loans
Risk rating:
Pass	$549,796	$233,331	$168,142	$151,432	$134,594	$257,363	$183,151	$1,677,809
Watch	33,686	8,273	12,009	11,985	24,744	24,369	8,290	123,356
OAEM	1,946	4,241	15,023	323	496	3,382	239	25,650
Substandard	13,691	7,314	5,780	8,111	11,766	19,737	285	66,684
Doubtful	0	0	0	0	0	28	0	28
Total commercial loans	$599,119	$253,159	$200,954	$171,851	$171600000	$304,879	$191,965	$1,893,527

The following tables present the credit risk profile of CTBI’s residential real estate and consumer loan portfolios based on performing or nonperforming status, segregated by class:

September 30, 2021	Term Loans Amortized Cost Basis by Origination Year
(in thousands)	2021	2020	2019	2018	2017	Prior	Revolving Loans	Total
Home equity lines
Performing	$0	$0	$0	$0	$0	$11,722	$92,326	$104,048
Nonperforming	0	0	0	0	0	550	409	959
Total home equity lines	$0	$0	$0	$0	$0	$12,272	$92,735	$105,007

Mortgage loans
Performing	$143,400	$178,922	$83,055	$41,138	$46,078	$261,915	$0	$754,508
Nonperforming	0	0	318	233	499	7,447	0	8,497
Total mortgage loans	$143,400	$178,922	$83,373	$41,371	$46,577	$269,362	$0	$763,005

Residential loans
Performing	$143,400	$178,922	$83,055	$41,138	$46,078	$273,637	$92,326	$858,556
Nonperforming	0	0	318	233	499	7,997	409	9,456
Total residential loans	$143,400	$178,922	$83,373	$41,371	$46,577	$281,634	$92,735	$868,012

Consumer direct loans
Performing	$56,175	$46,993	$21,184	$12,154	$5,183	$13,219	$0	$154,908
Nonperforming	0	112	2	0	0	0	0	114
Total consumer direct loans	$56,175	$47,105	$21,186	$12,154	$5,183	$13,219	$0	$155,022

Consumer indirect loans
Performing	$200,025	$214,770	$92,138	$64,216	$28,806	$12,233	$0	$612,188
Nonperforming	10	54	65	28	24	25	0	206
Total consumer indirect loans	$200,035	$214,824	$92,203	$64,244	$28,830	$12,258	$0	$612,394

Consumer loans
Performing	$256,200	$261,763	$113,322	$76,370	$33,989	$25,452	$0	$767,096
Nonperforming	10	166	67	28	24	25	0	320
Total consumer loans	$256,210	$261,929	$113,389	$76,398	$34,013	$25,477	$0	$767,416

December 31, 2020	Term Loans Amortized Cost Basis by Origination Year
(in thousands)	2020	2019	2018	2017	2016	Prior	Revolving Loans	Total
Home equity lines
Performing	$0	$0	$0	$0	$23	$12,049	$90,724	$102,796
Nonperforming	0	0	0	0	0	585	389	974
Total home equity lines	$0	$0	$0	$0	$23	$12,634	$91,113	$103,770

Mortgage loans
Performing	$214,629	$119,301	$56,812	$60,915	$48,253	$275,883	$0	$775,793
Nonperforming	0	436	303	314	352	7,361	0	8,766
Total mortgage loans	$214,629	$119,737	$57,115	$61,229	$48,605	$283,244	$0	$784,559

Residential loans
Performing	$214,629	$119,301	$56,812	$60,915	$48,276	$287,932	$90,724	$878,589
Nonperforming	0	436	303	314	352	7,946	389	9,740
Total residential loans	$214,629	$119,737	$57,115	$61,229	$48,628	$295,878	$91,113	$888,329

Consumer direct loans
Performing	$72,677	$32,993	$18,461	$9,157	$6,581	$12,364	$0	$152,233
Nonperforming	7	57	0	7	0	0	0	71
Total consumer direct loans	$72,684	$33,050	$18,461	$9,164	$6,581	$12,364	$0	$152,304

Consumer indirect loans
Performing	$301,494	$135,123	$100,482	$50,665	$23,777	$8,157	$0	$619,698
Nonperforming	27	115	118	52	30	11	0	353
Total consumer indirect loans	$301,521	$135,238	$100,600	$50,717	$23,807	$8,168	$0	$620,051

Consumer loans
Performing	$374,171	$168,116	$118,943	$59,822	$30,358	$20,521	$0	$771,931
Nonperforming	34	172	118	59	30	11	0	424
Total consumer loans	$374,205	$168,288	$119,061	$59,881	$30,388	$20,532	$0	$772,355

A loan is considered nonperforming if it is 90 days or more past due and/or on nonaccrual.

The total of consumer mortgage loans secured by real estate properties for which formal foreclosure proceedings have resumed with restricted parameters was $1.4 million at September 30, 2021.  The total of consumer mortgage loans secured by real estate properties for which formal foreclosure proceedings began, but had been suspended, at December 31, 2020 was $2.9 million.

In accordance with ASC 326-20-30-2, if a loan does not share risk characteristics with other pooled loans in determining the allowance for credit losses, the loan shall be evaluated for expected credit losses on an individual basis. Of the loans that CTBI has individually evaluated, the loans listed below by segment are those that are collateral dependent:

	September 30, 2021
(in thousands)	Number of Loans	Recorded Investment	Specific Reserve
Hotel/motel	2	$9,522	$600
Commercial real estate residential	4	7,363	0
Commercial real estate nonresidential	12	21,920	200
Commercial other	1	1,165	400
Total collateral dependent loans	19	$39,970	$1,200

	December 31, 2020
(in thousands)	Number of Loans	Recorded Investment	Specific Reserve
Hotel/motel	5	$26,194	$250
Commercial real estate residential	4	7,833	0
Commercial real estate nonresidential	12	24,497	200
Commercial other	1	5,050	0
Total collateral dependent loans	22	$63,574	$450

	September 30, 2020
(in thousands)	Number of Loans	Recorded Investment	Specific Reserve
Hotel/motel	4	$24,357	$250
Commercial real estate residential	4	7,932	0
Commercial real estate nonresidential	11	22,383	200
Commercial other	2	6,087	350
Total collateral dependent loans	21	$60,759	$800

The hotel/motel, commercial real estate residential, and commercial real estate nonresidential segments are all collateralized with real estate.  The one loan listed in the commercial other segment at September 30, 2021 is collateralized by various chattel, including surface mining equipment, preparation plant equipment, and a first mortgage on a preparation plant, real estate, and improvements.  There was a slight decrease in the specific reserve for the commercial other loan reported this quarter due to payment activity.

Certain loans have been modified in troubled debt restructurings, where economic concessions were granted to borrowers consisting of reductions in the interest rates, payment extensions, forgiveness of principal, and forbearances.  Presented below, segregated by class of loans, are troubled debt restructurings that occurred during the three and nine months ended September 30, 2021 and 2020 and the year ended December 31, 2020:

	Three Months Ended September 30, 2021
	Pre-Modification Outstanding Balance
(in thousands)	Number of Loans	Term Modification	Combination	Total Modification
Hotel/motel	0	$0	$0	$0
Commercial real estate residential	2	255	0	255
Commercial real estate nonresidential	4	2,098	2,568	4,666
Commercial other	1	95	0	95
Total commercial loans	7	2,448	2,568	5,016

Total troubled debt restructurings	7	$2,448	$2,568	$5,016

	Three Months Ended September 30, 2021
	Post-Modification Outstanding Balance
(in thousands)	Number of Loans	Term Modification	Combination	Total Modification
Hotel/motel	0	$0	$0	$0
Commercial real estate residential	2	254	0	254
Commercial real estate nonresidential	4	2,196	2,562	4,758
Commercial other	1	101	0	101
Total commercial loans	7	2,551	2,562	5,113

Total troubled debt restructurings	7	$2,551	$2,562	$5,113

	Nine Months Ended September 30, 2021
	Pre-Modification Outstanding Balance
(in thousands)	Number of Loans	Term Modification	Combination	Total Modification
Hotel/motel	0	$0	$0	$0
Commercial real estate residential	2	255	0	255
Commercial real estate nonresidential	9	4,179	2,988	7,167
Commercial other	3	393	0	393
Total commercial loans	14	4,827	2,988	7,815

Total troubled debt restructurings	14	$4,827	$2,988	$7,815

	Nine Months Ended September 30, 2021
	Post-Modification Outstanding Balance
(in thousands)	Number of Loans	Term Modification	Combination	Total Modification
Hotel/motel	0	$0	$0	$0
Commercial real estate residential	2	254	0	254
Commercial real estate nonresidential	9	4,282	3,000	7,282
Commercial other	3	317	0	317
Total commercial loans	14	4,853	3,000	7,853

Total troubled debt restructurings	14	$4,853	$3,000	$7,853

	Year Ended December 31, 2020
	Pre-Modification Outstanding Balance
(in thousands)	Number of Loans	Term Modification	Combination	Total Modification
Hotel/motel	1	$1,113	$0	$1,113
Commercial real estate residential	12	4,694	1,809	6,503
Commercial real estate nonresidential	18	7,295	782	8,077
Commercial other	12	637	53	690
Total commercial loans	43	13,739	2,644	16,383

Real estate mortgage	4	1,496	0	1,496
Total residential loans	4	1,496	0	1,496

Total troubled debt restructurings	47	$15,235	$2,644	$17,879

	Year Ended December 31, 2020
	Post-Modification Outstanding Balance
(in thousands)	Number of Loans	Term Modification	Combination	Total Modification
Hotel/motel	1	$1,113	$0	$1,113
Commercial real estate residential	12	4,696	1,809	6,505
Commercial real estate nonresidential	18	7,349	782	8,131
Commercial other	12	571	51	622
Total commercial loans	43	13,729	2,642	16,371

Real estate mortgage	4	1,479	0	1,479
Total residential loans	4	1,479	0	1,479

Total troubled debt restructurings	47	$15,208	$2,642	$17,850

	Three Months Ended September 30, 2020
	Pre-Modification Outstanding Balance
(in thousands)	Number of Loans	Term Modification	Combination	Total Modification
Commercial real estate residential	1	$101	$0	$101
Commercial real estate nonresidential	3	4,421	0	4,421
Commercial other	1	52	0	52
Total commercial loans	5	4,574	0	4,574

Real estate mortgage	1	283	0	283
Total residential loans	1	283	0	283

Total troubled debt restructurings	6	$4,857	$0	$4,857

	Three Months Ended September 30, 2020
	Post-Modification Outstanding Balance
(in thousands)	Number of Loans	Term Modification	Combination	Total Modification
Commercial real estate residential	1	$101	$0	$101
Commercial real estate nonresidential	3	4,479	0	4,479
Commercial other	1	52	0	52
Total commercial loans	5	4,632	0	4,632

Real estate mortgage	1	282	0	282
Total residential loans	1	282	0	282

Total troubled debt restructurings	6	$4,914	$0	$4,914

	Nine Months Ended September 30, 2020
	Pre-Modification Outstanding Balance
(in thousands)	Number of Loans	Term Modification	Combination	Total Modification
Commercial real estate residential	12	$4,694	$1,809	$6,503
Commercial real estate nonresidential	15	7,185	510	7,695
Commercial other	10	631	25	656
Total commercial loans	37	12,510	2,344	14,854

Real estate mortgage	3	1,216	0	1,216
Total residential loans	3	1,216	0	1,216

Total troubled debt restructurings	40	$13,726	$2,344	$16,070

	Nine Months Ended September 30, 2020
	Post-Modification Outstanding Balance
(in thousands)	Number of Loans	Term Modification	Combination	Total Modification
Commercial real estate residential	12	$4,696	$1,809	$6,505
Commercial real estate nonresidential	15	7,234	510	7,744
Commercial other	10	565	25	590
Total commercial loans	37	12,495	2,344	14,839

Real estate mortgage	3	1,203	0	1,203
Total residential loans	3	1,203	0	1,203

Total troubled debt restructurings	40	$13,698	$2,344	$16,042

No charge-offs have resulted from modifications for any of the presented periods.  We had commitments to extend additional credit in the amount of $136 thousand and $85 thousand at September 30, 2021 and December 31, 2020, respectively, on loans that were considered troubled debt restructurings.

Loans retain their accrual status at the time of their modification. As a result, if a loan is on nonaccrual at the time it is modified, it stays as nonaccrual, and if a loan is on accrual at the time of the modification, it generally stays on accrual.  Commercial and consumer loans modified in a troubled debt restructuring are closely monitored for delinquency as an early indicator of possible future default.  If loans modified in a troubled debt restructuring subsequently default, CTBI evaluates the loan for possible further impairment.  The allowance for loan losses may be increased, adjustments may be made in the allocation of the allowance, or partial charge-offs may be taken to further write-down the carrying value of the loan.  Presented below, segregated by class of loans, are loans that were modified as troubled debt restructurings within the past twelve months which have subsequently defaulted.  CTBI considers a loan in default when it is 90 days or more past due or transferred to nonaccrual.  Presented below, segregated by segment, are troubled debt restructurings for which there was a payment default during the periods indicated and such default was within twelve months of the loan modification.  There were no defaulted restructured loans for the three months ended September 30, 2021 and 2020.

(in thousands)	Nine Months Ended September 30, 2021		Nine Months Ended September 30, 2020
	Number of Loans	Recorded Balance	Number of Loans	Recorded Balance
Commercial:
Hotel/motel	1	$1,113	0	$0
Commercial other	0	0	3	368
Residential:
Real estate mortgage	1	275	0	0
Total defaulted restructured loans	2	$1,388	3	$368
Note 5 – Other Real Estate Owned

Activity for other real estate owned was as follows:

	Three Months Ended September 30		Nine Months Ended September 30
(in thousands)	2021	2020	2021	2020
Beginning balance of other real estate owned	$5,848	$17,675	$7,694	$19,480
New assets acquired	644	238	895	2,100
Fair value adjustments	(132)	(257)	(637)	(1,021)
Sale of assets	(2,046)	(2,070)	(3,638)	(4,973)
Ending balance of other real estate owned	$4,314	$15,586	$4,314	$15,586

Carrying costs and fair value adjustments associated with foreclosed properties for the three months ended September 30, 2021 and 2020 were $0.3 million and $0.5 million, respectively. Carrying costs and fair value adjustments associated with foreclosed properties for the nine months ended September 30, 2021 and 2020 were $1.1 million and $2.0 million, respectively. See Note 1 for a description of our accounting policies relative to foreclosed properties and other real estate owned.

The major classifications of foreclosed properties are shown in the following table:

(in thousands)	September 30 2021	December 31 2020
1-4 family	$1,735	$1,888
Construction/land development/other	564	1,069
Multifamily	88	88
Non-farm/non-residential	1,927	4,649
Total foreclosed properties	$4,314	$7,694

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

We monitor collateral levels on a continuous basis and maintain records of each transaction specifically describing the applicable security and the counterparty’s fractional interest in that security, and we segregate the security from its general assets in accordance with regulations governing custodial holdings of securities. The primary risk with our repurchase agreements is market risk associated with the securities securing the transactions, as we may be required to provide additional collateral based on fair value changes of the underlying securities. Securities pledged as collateral under repurchase agreements are maintained with our safekeeping agents. The carrying value of investment securities available-for-sale pledged as collateral under repurchase agreements totaled $393.3 million and $397.4 million at September 30, 2021 and December 31, 2020, respectively.

The remaining contractual maturity of the securities sold under agreements to repurchase by class of collateral pledged included in the accompanying consolidated balance sheets as of September 30, 2021 and December 31, 2020 is presented in the following tables:

	September 30, 2021
	Remaining Contractual Maturity of the Agreements
(in thousands)	Overnight and Continuous	Up to 30 days	30-90 days	Greater Than 90 days	Total
Repurchase agreements and repurchase-to-maturity transactions:
U.S. Treasury and government agencies	$6,183	$7,734	$0	$7,267	$21,184
State and political subdivisions	75,188	4,534	6,224	14,602	100,548
U.S. government sponsored agency mortgage-backed securities	33,897	18,732	11,723	105,938	170,290
Total	$115,268	$31,000	$17,947	$127,807	$292,022

	December 31, 2020
	Remaining Contractual Maturity of the Agreements
(in thousands)	Overnight and Continuous	Up to 30 days	30-90 days	Greater Than 90 days	Total
Repurchase agreements and repurchase-to-maturity transactions:
U.S. Treasury and government agencies	$8,777	$0	$2,831	$31,800	$43,408
State and political subdivisions	54,639	0	1,132	21,421	77,192
U.S. government sponsored agency mortgage-backed securities	33,040	0	101,037	101,185	235,262
Total	$96,456	$0	$105,000	$154,406	$355,862

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

Recurring Measurements

The following tables present the fair value measurements of assets recognized in the accompanying balance sheets measured at fair value on a recurring basis as of September 30, 2021 and December 31, 2020 and indicate the level within the fair value hierarchy of the valuation techniques.

		Fair Value Measurements at September 30, 2021 Using
(in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets measured – recurring basis
Available-for-sale securities:
U.S. Treasury and government agencies	$302,410	$244,361	$58,049	$0
State and political subdivisions	335,556	0	335,556	0
U.S. government sponsored agency mortgage-backed securities	787,507	0	787,507	0
Asset-backed securities	100,265	0	100,265	0
Equity securities at fair value	2,461	0	0	2,461
Mortgage servicing rights	6,265	0	0	6,265

(in thousands)		Fair Value Measurements at December 31, 2020 Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets measured – recurring basis
Available-for-sale securities:
U.S. Treasury and government agencies	$148,793	$74,991	$73,802	$0
State and political subdivisions	140,416	0	140,416	0
U.S. government sponsored agency mortgage-backed securities	651,807	0	651,807	0
Asset-backed securities	56,245	0	56,245	0
Equity securities at fair value	2,471	0	0	2,471,000
Mortgage servicing rights	4,068	0	0	4,068

Following is a description of the valuation methodologies and inputs used for assets measured at fair value on a recurring basis and recognized in the accompanying balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy. These valuation methodologies were applied to all of CTBI’s financial assets carried at fair value. CTBI had no liabilities measured and recorded at fair value as of September 30, 2021 and December 31, 2020. There have been no significant changes in the valuation techniques during the quarter ended September 30, 2021. For assets classified within Level 3 of the fair value hierarchy, the process used to develop the reported fair value is described below.

Available-for-Sale Securities

Securities classified as available-for-sale are reported at fair value on a recurring basis. U.S. Treasury and government agencies are classified as Level 1 of the valuation hierarchy where quoted market prices are available in the active market on which the individual securities are traded.

If quoted market prices are not available, CTBI obtains fair value measurements from an independent pricing service, such as Interactive Data, which utilizes pricing models to determine fair value measurement. CTBI reviews the pricing quarterly to verify the reasonableness of the pricing.  The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions, among other factors. U.S. Treasury and government agencies, state and political subdivisions, U.S. government sponsored agency mortgage-backed securities, and asset-backed securities are classified as Level 2 inputs.

In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy. Fair value determinations for Level 3 measurements are estimated on a quarterly basis where assumptions used are reviewed to ensure the estimated fair value complies with accounting standards generally accepted in the United States.

Equity Securities at Fair Value

As of September 30, 2021 and December 31, 2020, the only securities owned by CTBI that were valued using Level 3 criteria are Visa Class B Stock (included in equity securities at fair value). Fair value for Visa Class B Stock is determined by an independent third party utilizing assumptions about factors such as quarterly common stock dividend payments, the conversion of the securities to the relevant Class A Stock shares subject to the prevailing conversion rate and conversion date. We have concluded that the third party assumptions, processes, and conclusions are reasonable and appropriate in determining the fair value of this asset. See the table below for inputs and valuation techniques used for Level 3 equity securities.

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

Level 3 Reconciliation

Following is a reconciliation of the beginning and ending balances of recurring fair value measurements, for the periods indicated, using significant unobservable (Level 3) inputs:

(in thousands)	Three Months Ended September 30, 2021		Three Months Ended September 30, 2020
	Equity Securities at Fair Value	Mortgage Servicing Rights	Equity Securities at Fair Value	Mortgage Servicing Rights
Beginning balance	$2,523	$5,899	$2,094	$2,518
Total unrealized gains (losses)
Included in net income	(62)	141	118	286
Issues	0	407	0	611
Settlements	0	(182)	0	(306)
Ending balance	$2,461	$6,265	$2,212	$3,109

Total gains (losses) for the period included in net income attributable to the change in unrealized gains or losses related to assets still held at the reporting date	$(62)	$141	$119	$286

(in thousands)	Nine Months Ended September 30, 2021		Nine Months Ended September 30, 2020
	Equity Securities at Fair Value	Mortgage Servicing Rights	Equity Securities at Fair Value	Mortgage Servicing Rights
Beginning balance	$2,471	$4,068	$1,953	$3,263
Total unrealized gains (losses)
Included in net income	(10)	1,042	259	(680)
Issues	0	1,817	0	1,171
Settlements	0	(662)	0	(645)
Ending balance	$2,461	$6,265	$2,212	$3,109

Total gains (losses) for the period included in net income attributable to the change in unrealized gains or losses related to assets still held at the reporting date	$(10)	$1,042	$259	$(680)

Realized and unrealized gains and losses for items reflected in the table above are included in net income in the consolidated statements of income as follows:

Noninterest Income
	Three Months Ended		Nine Months Ended
	September 30		September 30
(in thousands)	2021	2020	2021	2020
Total gains (losses)	$(103)	$99	$370	$(1,066)

Nonrecurring Measurements

The following tables present the fair value measurements of assets recognized in the accompanying balance sheets measured at fair value on a nonrecurring basis as of September 30, 2021 and December 31, 2020 and indicate the level within the fair value hierarchy of the valuation techniques.

		Fair Value Measurements at September 30, 2021 Using
(in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets measured – nonrecurring basis
Collateral dependent loans	$1,264	$0	$0	$1,264
Other real estate owned	522	0	0	522

(in thousands)		Fair Value Measurements at December 31, 2020 Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets measured – nonrecurring basis
Collateral-dependent loans	$1,768	$0	$0	$1,768
Other real estate owned	2,395	0	0	2,395

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

Loans considered collateral dependent are loans for which the repayment is expected to be provided substantially through the operation or sale of the collateral when the borrower is experiencing financial difficulty in accordance with ASC 326-20-35-5.  Quarter-to-date fair value adjustments on collateral dependent loans disclosed above were $0.1 million, $0.5 million, and $0.4 million for the quarters ended September 30, 2021, June 30, 2021, and September 30, 2020, respectively. Year-to-date adjustments were $0.8 million, $0.5 million, and $1.7 million for the nine months ended September 30, 2021, the year ended December 31, 2020, and the nine months ended September 30, 2020, respectively.

Other Real Estate Owned

In accordance with the provisions of ASC 360, Property, Plant, and Equipment, other real estate owned (“OREO”) is carried at the lower of fair value at acquisition date or current estimated fair value, less estimated cost to sell when the real estate is acquired. Estimated fair value of OREO is based on appraisals or evaluations. OREO is classified within Level 3 of the fair value hierarchy. Long-lived assets are subject to nonrecurring fair value adjustments to reflect subsequent partial write-downs that are based on the observable market price or current appraised value of the collateral. Quarter-to-date fair value adjustments on other real estate owned disclosed above were $0.1 million, $0.3 million, and $0.2 million for the quarters ended September 30, 2021, June 30, 2021, and September 30, 2020, respectively. Year-to-date adjustments were $0.1 million for the nine months ended September 30, 2021, $0.7 million for the year ended December 31, 2020, and $0.6 million for the nine months ended September 30, 2020.

Our policy for determining the frequency of periodic reviews is based upon consideration of the specific properties and the known or perceived market fluctuations in a particular market and is typically between 12 and 18 months but generally not more than 24 months.  Appraisers are selected from the list of approved appraisers maintained by management.

Unobservable (Level 3) Inputs

The following tables present quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements at September 30, 2021 and December 31, 2020.

(in thousands)	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at September 30, 2021	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Equity securities at fair value	$2,461	Discount cash flows, computer pricing model	Discount rate	8.0% - 12.0% (10.0%)
			Conversion date	Dec 2023 – Dec 2027 (Dec 2025)

Mortgage servicing rights	$6,265	Discount cash flows, computer pricing model	Constant prepayment rate	0.0% - 26.5% (10.6%)
			Probability of default	0.0% - 75.0% (1.2%)
			Discount rate	10.0% - 11.5% (10.1%)

Collateral dependent loans	$1,264	Market comparable properties	Marketability discount	19.3% - 53.3% (36.3%)

Other real estate owned	$522	Market comparable properties	Comparability adjustments	10.0% - 45.5% (18.9%)

(in thousands)	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at December 31, 2020	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Equity securities at fair value	$2,471	Discount cash flows, computer pricing model	Discount rate	8.0% - 12.0% (10.0%)
			Conversion date	Dec 2022 – Dec 2026 (Dec 2024)

Mortgage servicing rights	$4,068	Discount cash flows, computer pricing model	Constant prepayment rate	0.0% - 32.8% (15.7%)
			Probability of default	0.0% - 100.0% (1.7%)
			Discount rate	10.0% - 11.5% (10.1%)

Collateral-dependent loans	$1,768	Market comparable properties	Marketability discount	17.5% - 31.5% (24.5%)

Other real estate owned	$2,395	Market comparable properties	Comparability adjustments	(9.1)% - 64.3% (12.8%)

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

Fair Value of Financial Instruments

The following table presents estimated fair value of CTBI’s financial instruments as of September 30, 2021 and indicates the level within the fair value hierarchy of the valuation techniques.  In accordance with the adoption of ASU 2016-01, the fair values as of September 30, 2021 were measured using an exit price notion.

		Fair Value Measurements at September 30, 2021 Using
(in thousands)	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$207,776	$207,776	$0	$0
Certificates of deposit in other banks	245	0	245	0
Debt securities available-for-sale	1,525,738	244,361	1,281,377	0
Equity securities at fair value	2,461	0	0	2,461
Loans held for sale	12,056	12,321	0	0
Loans, net	3,357,014	0	0	3,467,692
Federal Home Loan Bank stock	8,139	0	8,139	0
Federal Reserve Bank stock	4,887	0	4,887	0
Accrued interest receivable	15,280	0	15,280	0
Mortgage servicing rights	6,265	0	0	6,265

Financial liabilities:
Deposits	$4,296,236	$1,318,158	$3,023,135	$0
Repurchase agreements	292,022	0	0	292,023
Federal funds purchased	500	0	500	0
Advances from Federal Home Loan Bank	380	0	413	0
Long-term debt	57,841	0	0	39,404
Accrued interest payable	1,844	0	1,844	0

Unrecognized financial instruments:
Letters of credit	$0	$0	$0	$0
Commitments to extend credit	0	0	0	0
Forward sale commitments	0	0	0	0

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

Note 9 – Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended September 30		Nine Months Ended September 30
(in thousands except per share data)	2021	2020	2021	2020
Numerator:
Net income	$21,142	$17,447	$68,691	$43,678

Denominator:
Basic earnings per share:
Weighted average shares	17,790	17,746	17,783	17,746
Diluted earnings per share:
Effect of dilutive stock options and restricted stock grants	18	6	15	7
Adjusted weighted average shares	17,808	17,752	17,798	17,753

Earnings per share:
Basic earnings per share	$1.19	$0.98	$3.86	$2.46
Diluted earnings per share	1.19	0.98	3.86	2.46

There were no options to purchase common shares that were excluded from the diluted calculations above for the three and nine months ended September 30, 2021 and 2020.  In addition to in-the-money stock options, unvested restricted stock grants were also used in the calculation of diluted earnings per share based on the treasury method.

Note 10 – Accumulated Other Comprehensive Income

Unrealized gains on AFS securities

Amounts reclassified from accumulated other comprehensive income (AOCI) and the affected line items in the statements of income during the three and nine months ended September 30, 2021 and 2020 were:

	Amounts Reclassified from AOCI
(in thousands)	Three Months Ended September 30		Nine Months Ended September 30
	2021	2020	2021	2020
Affected line item in the statements of income
Securities gains	$0	$24	$60	$1,069
Tax expense	0	6	16	278
Total reclassifications out of AOCI	$0	$18	$44	$791

Note 11 – COVID-19 and CARES Act Loan Activities

We continue working with our customers through the COVID-19 pandemic.  At September 30, 2021, the number of customers with CARES Act deferrals reduced to 27 for a total outstanding amount of $15.8 million.  The majority of our CARES Act deferrals have been 90 day deferrals.  Total outstanding deferrals include 6 commercial loan deferrals with a total outstanding amount of $14.3 million, 17 residential loan deferrals with a total outstanding amount of $1.4 million, and 4 consumer loan deferrals with a total outstanding amount of $0.1 million. These loan deferrals and modifications have been executed consistent with the guidelines of the CARES Act.  Pursuant to the CARES Act, these loan deferrals are not included in our nonperforming loans disclosed below.

At September 30, 2021, we had closed 6,312 Paycheck Protection Program (PPP) loans totaling $401.3 million, including 3,352 loans totaling $124.3 million stemming from the Consolidated Appropriations Act 2021 (second round).  Through September 30, 2021, we have had 4,730 of our PPP loans totaling $297.7 million forgiven by the SBA, and repaid to CTB, including 1,877 loans totaling $35.9 million from the second round.

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

Our Business

Community Trust Bancorp, Inc. (“CTBI”) is a bank holding company headquartered in Pikeville, Kentucky.  Currently, we own one commercial bank, Community Trust Bank, Inc. (“CTB”) and one trust company, Community Trust and Investment Company, Inc.  Through our subsidiaries, we have seventy-nine banking locations in eastern, northeastern, central, and south central Kentucky, southern West Virginia, and northeastern Tennessee, four trust offices across Kentucky, and one trust office in northeastern Tennessee.  At September 30, 2021, we had total consolidated assets of $5.4 billion and total consolidated deposits, including repurchase agreements, of $4.6 billion.  Total shareholders’ equity at September 30, 2021 was $691.6 million.  Trust assets under management, which are excluded from CTBI’s total consolidated assets, at September 30, 2021, were $3.6 billion.  Trust assets under management include CTB’s investment portfolio totaling $1.5 billion.

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

Results of Operations and Financial Condition

We reported earnings for the third quarter 2021 of $21.1 million, or $1.19 per basic share, compared to $23.9 million, or $1.35 per basic share, earned during the second quarter 2021 and $17.4 million, or $0.98 per basic share, earned during the third quarter 2020.  Our loan portfolio quality continues to see improvement, allowing a further reduction in credit loss reserves.  Noninterest income declined; however, total revenue increased as our net interest margin saw improvement resulting primarily from a redeployment of Federal Reserve funds into our investment portfolio and forgiveness of Paycheck Protection Program (PPP) loans.  Earnings for the nine months ended September 30, 2021 were $68.7 million compared to $43.7 million for the nine months ended September 30, 2020.

Quarterly Highlights

❖	Net interest income for the quarter of $42.0 million was $2.0 million, or 5.0%, above prior quarter and $4.3 million, or 11.5%, above third quarter 2020.

❖
We recovered $0.2 million of our provision for credit losses during the quarter ended September 30, 2021.  The reduction to our allowance for credit losses was the result of improved credit metrics.  We also recognized a recapture of allowance for credit losses in the second quarter 2021 with a credit to the provision for credit losses of $4.3 million.  Provision for credit losses for the third quarter 2020 totaled $2.4 million.

❖
Our loan portfolio decreased $50.3 million, an annualized 5.8%, during the quarter and $156.0 million, or an annualized 5.9%, from December 31, 2020.  Loans, excluding PPP loans, increased $26.6 million during the quarter.

❖
Net loan charge-offs for the quarter were $0.3 million, or 0.04% of average loans annualized, for the quarter ended September 30, 2021, compared to a net recovery of loan losses of $0.6 million for the quarter ended June 30, 2021 and net loan charge-offs of $1.1 million, or 0.12% of average loans annualized, for the third quarter 2020.

❖
Asset quality remains strong from prior quarter as our nonperforming loans, excluding troubled debt restructurings, decreased to $18.7 million at September 30, 2021 from $21.1 million at June 30, 2021 and $26.6 million from December 31, 2020.  Nonperforming assets at $23.0 million decreased $3.9 million from June 30, 2021 and $11.2 million from December 31, 2020.

❖
Deposits, including repurchase agreements, decreased $106.0 million, an annualized 9.0%, during the quarter but increased $216.3 million, or an annualized 6.6%, from December 31, 2020.  The decrease from prior quarter was primarily due to the transfer of a $75 million repurchase agreement into a managed fund with our trust subsidiary.

❖	Noninterest income for the quarter ended September 30, 2021 of $14.4 million decreased from prior quarter by $1.1 million, or 7.3%, and $0.5 million, or 3.5%, from prior year same quarter.

❖	Noninterest expense for the quarter ended September 30, 2021 of $30.3 million increased $0.8 million, or 2.8%, from prior quarter, and $0.9 million, or 2.9%, from prior year same quarter.

COVID-19

We continue working with our customers through the COVID-19 pandemic.  At September 30, 2021, the number of customers with CARES Act deferrals reduced to 27 for a total outstanding amount of $15.8 million.  The majority of our CARES Act deferrals have been 90 day deferrals.  Total outstanding deferrals include 6 commercial loan deferrals with a total outstanding amount of $14.3 million, 17 residential loan deferrals with a total outstanding amount of $1.4 million, and 4 consumer loan deferrals with a total outstanding amount of $0.1 million.  These loan deferrals and modifications have been executed consistent with the guidelines of the CARES Act.  Pursuant to the CARES Act, these loan deferrals are not included in our nonperforming loans disclosed below.

At September 30, 2021, we had closed 6,312 Paycheck Protection Program (PPP) loans totaling $401.3 million, including 3,352 loans totaling $124.3 million stemming from the Consolidated Appropriations Act 2021 (second round).  Through September 30, 2021, we have had 4,730 of our PPP loans totaling $297.7 million forgiven by the SBA, and repaid to CTB, including 1,877 loans totaling $35.9 million from the second round.

Income Statement Review

(dollars in thousands) Nine Months Ended September 30	2021	2020	Change 2021 vs. 2020
			Amount	Percent
Net interest income	$122,263	$112,386	$9,877	8.8%
Provision for credit losses (recovery)	(6,919)	15,091	(22,010)	(145.9)
Noninterest income	45,486	39,311	6,175	15.7
Noninterest expense	88,136	85,603	2,533	3.0
Income taxes	17,841	7,325	10,516	143.6
Net income	$68,691	$43,678	$25,013	57.3%

Average earning assets	$5,109,934	$4,475,200	$634,734	14.2%

Yield on average earning assets, tax equivalent*	3.52%	3.99%	(0.47)%	(11.9)%
Cost of interest bearing funds	0.46%	0.91%	(0.45)%	(50.1)%
Net interest margin, tax equivalent*	3.22%	3.37%	(0.15)%	(4.6)%

*Yield on average earning assets and net interest margin were computed on a tax equivalent basis using a 24.95% tax rate.

Net Interest Income

($ in thousands)	3Q 2021	2Q 2021	3Q 2020	Percent Change 3Q 2021 Compared to:		YTD 2021	YTD 2020	Percent Change
				2Q 2021	3Q 2020
Components of net interest income
Income on earning assets	$45,952	$44,105	$43,815	4.2%	4.9%	$134,485	$133,832	0.5%
Expense on interest bearing liabilities	3,712	3,868	5,946	(4.0)	(37.6)	11,549	20,907	(44.8)
Net interest income (tax equivalent)	$42,240	$40,237	$37,869	5.0%	11.5%	$122,936	$112,925	8.9%

Average yield and rates paid
Earning assets yield	3.52%	3.41%	3.66%	3.1%	(3.8)%	3.52%	3.99%	(11.9)%
Rate paid on interest bearing liabilities	0.43	0.45	0.73	(4.7)	(40.9)	0.46	0.91	(50.1)
Gross interest margin	3.09%	2.96%	2.93%	4.3%	5.4%	3.06%	3.08%	(0.6)%
Net interest margin	3.23%	3.11%	3.16%	3.8%	2.3%	3.22%	3.37%	(4.6)%

Average balances
Investment securities	$1,511,178	$1,223,123	$946,426	23.55%	59.7%	$1,266,850	$770,184	64.5%
Loans	$3,400,194	$3,495,655	$3,539,520	(2.73)%	(3.9)%	$3,480,860	$3,421,749	1.7%
Earning assets	$5,184,749	$5,184,923	$4,768,869	0.00%	8.7%	$5,109,934	$4,475,200	14.2%
Interest-bearing liabilities	$3,410,286	$3,424,218	$3,238,474	(0.41)%	5.3%	$3,390,178	$3,060,851	10.8%

Net interest income for the quarter of $42.0 million increased $2.0 million, or 5.0%, from second quarter 2021 and $4.3 million, or 11.5%, from third quarter 2020.  Our net interest income excluding PPP loans for the quarter ended September 30, 2021 was $37.9 million compared to $36.7 million for the quarter ended June 30, 2021 and $36.6 million for the quarter ended September 30, 2020.  Our net interest margin at 3.23% increased 12 basis points from prior quarter and 7 basis points from prior year same quarter, as our average earning assets decreased $0.2 million from prior quarter but increased $415.9 million from prior year same quarter.  Our yield on average earning assets increased 11 basis points from prior quarter but decreased 14 basis points from prior year same quarter, and our cost of funds decreased 2 basis points from prior quarter and 30 basis points from prior year same quarter.  The improvement in our net interest margin resulted primarily from a redeployment of Federal Reserve funds into our investment portfolio and forgiveness of PPP loans.  As discussed more fully below, the impact of the PPP loans to the net interest margin for the third quarter 2021 was 25 basis points.  Net interest income for the nine months ended September 30, 2021 increased $9.9 million, or 8.8%, compared to the nine months ended September 30, 2020.

The PPP loan portfolio had an annualized yield for the quarter of 12.24%, a 620 basis point increase from the 6.04% yield in the second quarter 2021.  Interest income on the portfolio was $0.4 million during the quarter, down $0.2 million from prior quarter, while the amortization of net loan origination fees from current outstanding loans and recognition of net fee income from paid and forgiven loans was $4.0 million, up $1.0 million from prior quarter.  These fees are amortized over the life of the loan with any unamortized balance fully recognized at the time of loan forgiveness.  The impact of the PPP loan portfolio to the net interest margin was 25 basis points for the third quarter 2021, an 11 basis point increase from the 14 basis points for the second quarter 2021.

Our ratio of average loans to deposits, including repurchase agreements, was 73.1% for the quarter ended September 30, 2021 compared to 75.0% for the quarter ended June 30, 2021 and 82.8% for the quarter ended September 30, 2020.

Provision for Credit Losses

We recovered $0.2 million of our provision for credit losses during the quarter ended September 30, 2021 as a result of improved credit metrics.  We also recognized a recapture of allowance for credit losses in the second quarter 2021 with a credit to the provision for credit losses of $4.3 million.  Provision for credit losses for the third quarter 2020 totaled $2.4 million.  Our reserve coverage (allowance for credit losses to nonperforming loans) at September 30, 2021 was 220.0% compared to 197.2% at June 30, 2021 and 160.7% at September 30, 2020.  Our credit loss reserve as a percentage of total loans outstanding at September 30, 2021 was 1.21% (1.25% excluding PPP loans) compared to 1.21% at June 30, 2021 (1.27% excluding PPP loans) and 1.35% at September 30, 2020 (1.46% excluding PPP loans).

Noninterest Income

($ in thousands)	3Q 2021	2Q 2021	3Q 2020	Percent Change 3Q 2021 Compared to:		YTD 2021	YTD 2020	Percent Change
				2Q 2021	3Q 2020
Deposit service charges	$7,066	$6,358	$6,296	11.1%	12.2%	$19,446	$17,179	13.2%
Trust revenue	3,039	3,349	2,692	(9.2)	12.9	9,339	8,145	14.7
Gains on sales of loans	1,239	1,907	2,470	(35.0)	(49.8)	5,579	4,706	18.6
Loan related fees	1,050	1,004	1,383	4.7	(24.0)	4,324	2,300	88.0
Bank owned life insurance revenue	654	581	602	12.4	8.7	1,808	1,739	4.0
Brokerage revenue	519	554	310	(6.3)	67.4	1,530	995	53.7
Other	821	1,768	1,158	(53.7)	(29.3)	3,460	4,247	(18.6)
Total noninterest income	$14,388	$15,521	$14,911	(7.3)%	(3.5)%	$45,486	$39,311	15.7%

Noninterest income for the quarter ended September 30, 2021 of $14.4 million was a decrease of $1.1 million, or 7.3%, from prior quarter and $0.5 million, or 3.5%, from prior year same quarter.  The decrease from prior quarter included decreases in gains on sales of loans ($0.7 million), trust revenue ($0.3 million), securities gains ($0.3 million), and other operating revenue ($0.4 million), partially offset by an increase in deposit service charges ($0.7 million).  The decrease from prior year same quarter included decreases in gains on sales of loans ($1.2 million), loan related fees ($0.3 million), and securities gains ($0.2 million), partially offset by increases in deposit service charges ($0.8 million) and trust revenue ($0.3 million).  Noninterest income for the nine months ended September 30, 2021 of $45.5 million was a $6.2 million, or 15.7%, increase from the nine months ended September 30, 2020.

Gains on sales of loans continue to be impacted by the slowdown in the industry-wide refinancing boom.   Deposit service charges were impacted during the quarter by an increase in overdraft charges. The year over year increase in noninterest income was driven by increases in gains on sales of loans, deposit service charges, trust revenue, and loan related fees.  Deposit service charges were primarily impacted year over year by an increase in debit card income.  Loan related fees were primarily impacted by the increase in the fair market value of mortgage servicing rights.

Noninterest Expense

($ in thousands)	3Q 2021	2Q 2021	3Q 2020	Percent Change 3Q 2021 Compared to:		YTD 2021	YTD 2020	Percent Change
				2Q 2021	3Q 2020
Salaries	$11,962	$11,706	$11,640	2.2%	2.8%	$35,080	$34,651	1.2%
Employee benefits	6,891	7,254	4,497	(5.0)	53.3	19,566	11,670	67.7
Net occupancy and equipment	2,733	2,668	2,724	2.4	0.3	8,229	8,054	2.2
Data processing	1,911	1,870	1,936	2.3	(1.2)	5,940	5,789	2.6
Legal and professional fees	685	753	1,001	(9.2)	(31.6)	2,331	3,057	(23.7)
Advertising and marketing	819	710	797	13.5	2.8	2,251	1,999	12.6
Telephone	486	502	500	(3.1)	(2.7)	1,498	1,389	7.8
Other	4,841	4,035	6,378	20.0	(24.1)	13,241	18,994	(30.3)
Total noninterest expense	$30,328	$29,498	$29,473	2.8%	2.9%	$88,136	$85,603	3.0%

Noninterest expense for the quarter ended September 30, 2021 of $30.3 million increased $0.8 million, or 2.8%, from prior quarter, and $0.9 million, or 2.9%, from prior year same quarter.  The increase in noninterest expense quarter over quarter included increases in operating losses ($0.3 million), marketing and promotional expense ($0.2 million), and loan related expense ($0.2 million).  The increase from prior year same quarter was the result of an increase in personnel expense ($2.7 million), partially offset by decreases in taxes other than property and payroll ($1.4 million), net other real estate owned expense ($0.2 million), and repossession expense ($0.2 million).  The increase in personnel expense included a $1.8 million increase in bonuses and incentives as we increased the accruals for incentive payments based on our current projected earnings for the year.  Noninterest expense for the nine months ended September 30, 2021 increased $2.5 million, or 3.0%, compared to the nine months ended September 30, 2020.

Balance Sheet Review

CTBI’s total assets at $5.4 billion decreased $108.6 million, or 7.8% annualized, from June 30, 2021 but increased $246.4 million, or 6.4% annualized, from December 31, 2020.  Loans outstanding at September 30, 2021 were $3.4 billion, a decrease of $50.3 million, an annualized 5.8%, from June 30, 2021 and $156.0 million, or 5.9% annualized, from December 31, 2020.  Loans, excluding PPP loans, increased $26.6 million during the quarter, with a $17.9 million increase in the commercial loan portfolio, a $3.5 million increase in the direct consumer loan portfolio, a $2.8 million increase in the residential loan portfolio, and a $2.4 million increase in the indirect consumer loan portfolio.  The PPP loan portfolio declined $76.9 million as a result of SBA forgiveness.  CTBI’s investment portfolio increased $168.1 million, or an annualized 49.0%, from June 30, 2021 and $528.5 million, or 70.9% annualized, from December 31, 2020 as we redeployed funds from our Federal Reserve account into our investment portfolio.  Interest bearing deposits in other banks decreased $249.8 million from prior quarter and $143.2 million from December 31, 2020, as we moved funds out of a lower yielding asset into our investment portfolio.  Deposits, including repurchase agreements, at $4.6 billion decreased $106.0 million, or an annualized 9.0%, from June 30, 2021 but increased $216.3 million, or 6.6% annualized, from December 31, 2020.  The decrease from prior quarter was primarily due to the transfer of a $75 million repurchase agreement into a managed fund with our trust subsidiary.

Shareholders’ equity at September 30, 2021 was $691.6 million, a $7.6 million increase from the $684.1 million at June 30, 2021, and a $36.8 million increase from the $654.9 million at December 31, 2020.  Our tangible common equity/tangible assets ratio at September 30, 2021 was 11.77%.

Loans (in thousands)	September 30, 2021
Loan Category	Balance	Variance from Prior Year-End	YTD Net (Charge- Offs)/ Recoveries	Nonperforming	ACL
Commercial:
Hotel/motel	$252,951	(3.0)%	$0	$1,099	$5,207
Commercial real estate residential	330,660	14.8	(21)	1,596	3,876
Commercial real estate nonresidential	732,442	(1.5)	46	5,635	8,630
Dealer floorplans	61,423	(11.1)	0	0	1,176
Commercial other	286,209	2.3	(178)	628	4,743
Commercial unsecured SBA PPP	99,116	(60.8)	0	0	0
Total commercial	1,762,801	(6.9)	(153)	8,958	23,632

Residential:
Real estate mortgage	763,005	(2.7)	(180)	8,497	7,438
Home equity	105,007	1.2	(19)	959	845
Total residential	868,012	(2.3)	(199)	9,456	8,283

Consumer:
Consumer direct	155,022	1.8	(113)	114	1,841
Consumer indirect	612,394	(1.2)	577	206	7,459
Total consumer	767,416	(0.6)	464	320	9,300

Total loans	$3,398,229	(4.4)%	$112	$18,734	$41,215

Total Deposits and Repurchase Agreements
				Percent Change 3Q 2021 Compared to:
($ in thousands)	3Q 2021	2Q 2021	YE 2020	2Q 2021	YE 2020
Non-interest bearing deposits	$1,318,158	$1,286,989	$1,140,925	2.4%	15.5%
Interest bearing deposits
Interest checking	90,657	99,226	78,308	(8.6)	15.8
Money market savings	1,210,551	1,281,431	1,228,742	(5.5)	(1.5)
Savings accounts	616,561	596,426	527,436	3.4	16.9
Time deposits	1,060,309	1,059,630	1,040,671	0.1	1.9
Repurchase agreements	292,022	370,568	355,862	(21.2)	(17.9)
Total interest bearing deposits and repurchase agreements	3,270,100	3,407,281	3,231,019	(4.0)	1.2
Total deposits and repurchase agreements	$4,588,258	$4,694,270	$4,371,944	(2.3)%	4.9%

Asset Quality

CTBI’s total nonperforming loans, not including performing troubled debt restructurings, were $18.7 million, or 0.55% of total loans, at September 30, 2021 compared to $21.1 million, or 0.61% of total loans, at June 30, 2021 and $26.6 million, or 0.75% of total loans, at December 31, 2020.  Accruing loans 90+ days past due at $6.7 million decreased $1.6 million from prior quarter and $10.5 million from December 31, 2020.  Nonaccrual loans at $12.1 million decreased $0.8 million during the quarter but increased $2.6 million from December 31, 2020.  Accruing loans 30-89 days past due at $8.9 million decreased $2.0 million from prior quarter and $3.6 million from December 31, 2020.  Our loan portfolio management processes focus on the immediate identification, management, and resolution of problem loans to maximize recovery and minimize loss.  Our loan portfolio risk management processes include weekly delinquent loan review meetings at the market levels and monthly delinquent loan review meetings involving senior corporate management to review all nonaccrual loans and loans 30 days or more past due.  Any activity regarding a criticized/classified loan (i.e. problem loan) must be approved by CTB’s Watch List Asset Committee (i.e. Problem Loan Committee).  CTB’s Watch List Asset Committee also meets on a quarterly basis and reviews every criticized/classified loan of $100,000 or greater.  CTB’s Loan Portfolio Risk Management Committee also meets quarterly focusing on the overall asset quality and risk metrics of the loan portfolio.  We also have a Loan Review Department that reviews every market within CTB annually and performs extensive testing of the loan portfolio to assure the accuracy of loan grades and classifications for delinquency, troubled debt restructuring, nonaccrual status, and adequate loan loss reserves.  CTBI generally does not offer high risk loans such as option ARM products, high loan to value ratio mortgages, interest-only loans, loans with initial teaser rates, or loans with negative amortizations, and therefore, CTBI would have no significant exposure to these products.

For further information regarding nonperforming loans, see Note 4 to the condensed consolidated financial statements.

Our level of foreclosed properties at $4.3 million at September 30, 2021 was a $1.5 million decrease from the $5.8 million at June 30, 2021 and a $3.4 million decrease from the $7.7 million at December 31, 2020.  Sales of foreclosed properties for the nine months ended September 30, 2021 totaled $3.6 million while new foreclosed properties totaled $0.9 million.  At September 30, 2021, the book value of properties under contracts to sell was $0.4 million; however, the closings had not occurred at quarter-end.

When foreclosed properties are acquired, appraisals are obtained and the properties are booked at the current market value less expected sales costs.  Additionally, periodic updated appraisals are obtained on unsold foreclosed properties.  When an updated appraisal reflects a fair market value below the current book value, a charge is booked to current earnings to reduce the property to its new market value less expected sales costs.  Charges to earnings in the third quarter 2021 to reflect the decrease in current market values of foreclosed properties totaled $0.1 million.  There were ten properties reappraised during the third quarter 2021.  Of these, three properties were written down by a total of $19 thousand.  Charges to earnings during the quarters ended June 30, 2021 and September 30, 2020 were $0.1 million and $0.3 million, respectively.  Charges to earnings for the nine months ended September 30, 2021 were $0.6 million compared to $1.0 million for the nine months ended September 30, 2020.  Our policy for determining the frequency of periodic reviews is based upon consideration of the specific properties and the known or perceived market fluctuations in a particular market and is typically between 12 and 18 months but generally not more than 24 months.  Approximately 74% of our OREO properties and approximately 90% of the book value of our OREO properties have appraisals dated within the past 18 months.

The appraisal aging analysis of foreclosed properties, as well as the holding period, at September 30, 2021 is shown below:

(in thousands)
Appraisal Aging Analysis			Holding Period Analysis
Days Since Last Appraisal	Number of Properties	Current Book Value	Holding Period	Current Book Value
Up to 3 months	10	$457	Less than one year	$2,243
3 to 6 months	5	704	1 year	314
6 to 9 months	7	633	2 years	222
9 to 12 months	10	1,156	3 years	128
12 to 18 months	2	936	4 years	84
18 to 24 months	10	357	5 years	450
Over 24 months	2	71	6 years	148
Total	46	$4,314	7 years	648
			8 years	50
			9 years	27
			Total	$4,314

 Regulatory approval is required and has been obtained to hold foreclosed properties beyond the initial period of 5 years.  Additionally, CTBI is required to dispose of any foreclosed property that has not been sold within 10 years.  As of September 30, 2021, one foreclosed property with a total book value of $27 thousand had been held by us for at least nine years.

Net loan charge-offs for the quarter were $0.3 million, or 0.04% of average loans annualized, for the quarter ended September 30, 2021, compared to a net recovery of loan losses of $0.6 million for the quarter ended June 30, 2021 and net loan charge-offs of $1.1 million, or 0.12% of average loans annualized, for the third quarter 2020.  For the nine months ended September 30, 2021, we experienced a net recovery of loan losses of $0.1 million compared to net charge-offs of $5.2 million, or 0.20% of average loans annualized, for the nine months ended September 30, 2020.

Dividends

The following schedule shows the quarterly cash dividends paid for the past six quarters:

Pay Date	Record Date	Amount Per Share
October 1, 2021	September 15, 2021	$0.400
July 1, 2021	June 15, 2021	$0.385
April 1, 2021	March 15, 2021	$0.385
January 1, 2021	December 15, 2020	$0.385
October 1, 2020	September 15, 2020	$0.385
July 1, 2020	June 15, 2020	$0.380

Liquidity and Market Risk

The objective of CTBI’s Asset/Liability management function is to maintain consistent growth in net interest income within our policy limits.  This objective is accomplished through management of our consolidated balance sheet composition, liquidity, and interest rate risk exposures arising from changing economic conditions, interest rates, and customer preferences.  The goal of liquidity management is to provide adequate funds to meet changes in loan and lease demand or deposit withdrawals.  This is accomplished by maintaining liquid assets in the form of cash and cash equivalents and investment securities, sufficient unused borrowing capacity, and growth in core deposits.  As of September 30, 2021, we had approximately $207.8 million in cash and cash equivalents and approximately $1.5 billion in securities valued at estimated fair value designated as available-for-sale and available to meet liquidity needs on a continuing basis compared to $338.2 million and $997.3 million at December 31, 2020.  Additional asset-driven liquidity is provided by the remainder of the securities portfolio and the repayment of loans.  In addition to core deposit funding, we also have a variety of other short-term and long-term funding sources available.  We also rely on Federal Home Loan Bank advances for both liquidity and management of our asset/liability position.  Federal Home Loan Bank advances were $0.4 million at September 30, 2021 and at December 31, 2020.  As of September 30, 2021, we had a $489.2 million available borrowing position with the Federal Home Loan Bank compared to $477.2 million at December 31, 2020.  We generally rely upon net inflows of cash from financing activities, supplemented by net inflows of cash from operating activities, to provide cash for our investing activities.  As is typical of many financial institutions, significant financing activities include deposit gathering, use of short-term borrowing facilities such as repurchase agreements and federal funds purchased, and issuance of long-term debt.  At September 30, 2021 and at December 31, 2020, we had $75 million in lines of credit with various correspondent banks available to meet any future cash needs.  Our primary investing activities include purchases of securities and loan originations.  We do not rely on any one source of liquidity and manage availability in response to changing consolidated balance sheet needs.  Included in our cash and cash equivalents at September 30, 2021 were deposits with the Federal Reserve of $138.2 million compared to $280.7 million at December 31, 2020.  At September 30, 2021, cash and cash equivalents included federal funds sold of $1.0 million; however, we had no federal funds sold as of December 30, 2020.  Additionally, we project cash flows from our investment portfolio to generate additional liquidity over the next 90 days.

The investment portfolio consists of investment grade short-term issues suitable for bank investments.  The majority of the investment portfolio is in U.S. government and government sponsored agency issuances.  At September 30, 2021, available-for-sale (“AFS”) securities comprised all of the total investment portfolio, and the AFS portfolio was approximately 221% of equity capital.  Sixty percent of the pledge eligible portfolio was pledged.

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

Capital Resources

We continue to grow our shareholders’ equity while also providing an annualized dividend yield to shareholders which, as of September 30, 2021, was 3.80%.  Shareholders’ equity at September 30, 2021 was $691.6 million, a $47.2 million increase from the $644.4 million at September 30, 2020.  Cash dividends were $1.170 per share and $1.145 per share for the nine months ended September 30, 2021 and 2020, respectively.  Our primary source of capital growth is the retention of earnings.  We retained 69.7% of our earnings for the first nine months of 2021 compared to 53.5% for the first nine months of 2020.

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

In April 2020, as directed by Section 4012 of the CARES Act, the regulatory agencies introduced temporary changes to the CBLR.  These changes, which subsequently were adopted as a final rule, temporarily reduced the CBLR requirement to 8% through the end of calendar year 2020.  Beginning in calendar year 2021, the CBLR requirement increased to 8.5% for the calendar year before returning to 9% in calendar year 2022.  The final rule also provides for a two-quarter grace period for qualifying community banking organizations whose leverage ratios fall no more than 100 basis points below the applicable CBLR requirement.  Management elected to use the CBLR framework for CTBI and CTB.  CTBI’s CBLR ratio as of September 30, 2021 was 12.71%.  CTB’s CBLR ratio as of September 30, 2021 was 12.15%.  Under either framework, CTBI and CTB would be considered well-capitalized under the applicable guidelines.

As of September 30, 2021, we are not aware of any current recommendations by banking regulatory authorities which, if they were to be implemented, would have, or are reasonably likely to have, a material adverse impact on our liquidity, capital resources, or operations.

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

Stock Repurchase Program

CTBI’s stock repurchase program began in December 1998 with the authorization to acquire up to 500,000 shares and was increased by an additional 1,000,000 shares in July 2000, May 2003, and March 2020.  CTBI repurchased 32,664 shares of its common stock during the first quarter 2020, leaving 1,034,706 shares remaining under our current repurchase authorization.  As of September 30, 2021, a total of 2,465,294 shares have been repurchased through this program.

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

Held-to-maturity (“HTM”) securities are subject to an allowance for lifetime expected credit losses, determined by adjusting historical loss information for current conditions and reasonable and supportable forecasts.  The forward-looking evaluation of lifetime expected losses will be performed on a pooled basis for debt securities that share similar risk characteristics.  These allowances for expected losses must be made by the holder of the HTM debt security when the security is purchased.  At September 30, 2021, CTBI held no securities designated as held-to-maturity.

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

In the event that collection of principal becomes uncertain, CTBI has policies in place to reverse accrued interest in a timely manner.  Therefore, CTBI elected ASU 2019-04 which allows that accrued interest would continue to be presented separately and not part of the amortized cost of the loan.  The methodology used by CTBI is developed using the current loan balance, which is then compared to amortized cost balances to analyze the impact.  The difference in amortized cost basis versus consideration of loan balances impacts the allowance for credit losses calculation by one basis point and is considered immaterial.  The primary difference is for indirect lending premiums.

We maintain an allowance for credit losses (“ACL”) at a level that is appropriate to cover estimated credit losses on individually evaluated loans, as well as estimated credit losses inherent in the remainder of the loan and lease portfolio.  Credit losses are charged and recoveries are credited to the ACL.

We utilize an internal risk grading system for commercial credits.  Those credits that meet the following criteria are subject to individual evaluation:  the loan has an outstanding bank share balance of $1 million or greater and meets one of the following criteria: (i) has a criticized risk rating, (ii) is in nonaccrual status, (iii) is a TDR, or (iv) is 90 days or more past due.  The borrower’s cash flow, adequacy of collateral coverage, and other options available to CTBI, including legal remedies, are evaluated.  We evaluate the collectability of both principal and interest when assessing the need for loss provision.  Historical loss rates are analyzed and applied to other commercial loan segments not subject to individual evaluation.

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

Income Taxes – Income tax expense is based on the taxes due on the consolidated tax return plus deferred taxes based on the expected future tax benefits and consequences of temporary differences between carrying amounts and tax bases of assets and liabilities, using enacted tax rates.  Any interest and penalties incurred in connection with income taxes are recorded as a component of income tax expense in the consolidated financial statements.  During the nine months ended September 30, 2021 and 2020, CTBI did not recognize a significant amount of interest expense or penalties in connection with income taxes.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest rate risk management focuses on maintaining consistent growth in net interest income within Board-approved policy limits.  CTBI uses an earnings simulation model to analyze net interest income sensitivity to movements in interest rates.  Given a 200 basis point increase to the yield curve used in the simulation model, it is estimated net interest income for CTBI would increase by 3.94 percent over one year and 5.53 percent over two years.  A 25 basis point decrease in the yield curve would decrease net interest income by an estimated 0.62 percent over one year and 1.49 percent over two years.  For further discussion of CTBI’s market risk, see the Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Market Risk included in the annual report on Form 10-K for the year ended December 31, 2020.

Item 4. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

CTBI’s management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934.  As of the end of the period covered by this report, an evaluation was carried out by CTBI’s management, with the participation of our Chief Executive Officer and the Executive Vice President, Chief Financial Officer, and Treasurer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, management concluded that disclosure controls and procedures as of September 30, 2021 were effective in ensuring material information required to be disclosed in this quarterly report on Form 10-Q was recorded, processed, summarized, and reported on a timely basis.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in CTBI’s internal control over financial reporting that occurred during the three months ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, CTBI’s internal control over financial reporting.

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

COMMUNITY TRUST BANCORP, INC.

Date: November 8, 2021	By:

/s/ Jean R. Hale
Jean R. Hale
Chairman and Chief Executive Officer

/s/ Kevin J. Stumbo
Kevin J. Stumbo
Executive Vice President, Chief Financial Officer,
and Treasurer